Form 10-Q
period 1996-03-31
UNITED COMMUNITY BANKS INC
filed 1996-05-14
CIK 857855

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                            FORM 10-Q

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended March 31, 1996

                                OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

    For the Transition Period from ___________ to ___________

                  Commission file number 0-21656


                   UNITED COMMUNITY BANKS, INC.
      ------------------------------------------------------
      (Exact name of registrant as specified in its charter)

      Georgia                              58-180-7304
- - -----------------------                 ----------------
(State of incorporation)                (I.R.S. Employer
                                        Identification No.)

P.O. Box 398, 59 Highway 515
Blairsville, Georgia                             30512
- - --------------------------------               ----------
(Address of principal executive                (Zip Code)
  offices)

                          (706) 745-2151
                        ------------------
                        (Telephone number)


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          YES XX  NO
                             ----   ---
      Common stock, par value $1 per share: 6,260,280 shares
                 outstanding as of April 30, 1996

          UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

                              INDEX

                                                              Page

PART I Financial Information

 Item 1. Financial Statements

   Consolidated Balance Sheets at March 31, 1996
       and December 31, 1995                                     3

   Consolidated Statements of Earnings for the Three Months
       Ended March 31, 1996 and 1995                             4

   Consolidated Statements of Cash Flows for the Three Months
       Ended March 31, 1996 and 1995                             5

   Notes to Consolidated Financial Statements                    6

 Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                     7



PART II Other Information

   Item 1. Legal Proceedings                                     10

   Item 2. Changes in Securities                                 10

   Item 3. Defaults Upon Senior Securities                       10

   Item 4. Submission of Matters to a Vote of Security Holders   10

   Item 5. Other Information                                     10

   Item 6. Exhibits and Reports on Form 8-K                      10

                                                   UNITED COMMUNITY BANKS, INC. & SUBSIDIARIES
                                                           Consolidated Balance Sheets
                                                                   (Unaudited)


                                                                                      March 31,                December 31,
                                                                                        1996                        1995
                                                                                     ----------                --------------

ASSETS                                                                                            (In Thousands)


Cash and due from banks                                                            $     19,390                        20,758
Federal funds sold                                                                       15,405                        11,230
                                                                                    -----------                  ------------
   Cash and cash equivalents                                                             34,795                        31,988
                                                                                    -----------                  ------------

Securities held to maturity (estimated fair value of $80,509 and $79,650)                79,260                        78,821
Securities available for sale                                                            65,112                        65,046

Mortgage loans held for sale                                                              9,803                        12,048

Loans                                                                                   464,846                       444,092
   Less:  Allowance for loan losses                                                      (6,884)                       (6,545)
                                                                                     ----------                   -----------
      Loans, net                                                                        457,962                       437,547
                                                                                     ----------                   -----------

Premises and equipment                                                                   15,941                        15,997
Accrued interest receivable                                                               6,985                         6,462
Other assets                                                                             12,882                        11,760
                                                                                      ---------                   -----------

                                                                                    $   682,739                       659,669
                                                                                      =========                   ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
 Demand                                                                             $    64,422                        62,753
 Interest-bearing demand                                                                124,995                       114,825
 Savings                                                                                 39,468                        38,947
 Time                                                                                   382,488                       374,131
                                                                                     ----------                   -----------
   Total deposits                                                                       611,373                       590,656


Accrued expenses and other liabilities                                                    5,065                         3,676
Federal Home Loan Bank advances                                                           8,947                         9,001
Long-term debt                                                                           11,026                        11,309
Convertible subordinated debentures                                                       1,000                         1,000
                                                                                     ----------                    ----------
   Total liabilities                                                                    637,411                       615,642
                                                                                     ----------                    ----------


Stockholders' equity:
 Preferred stock                                                                            -                             -
 Common stock, $1 par value; 10,000,000 shares authorized;
   6,260,280 shares issued and outstanding                                                6,260                         6,260
 Capital surplus                                                                         10,119                        14,520
 Net unrealized gain/(loss) on investment securities available for sale, net of tax        (122)                          251
 Retained earnings                                                                       29,070                        22,996
                                                                                     ----------                    ----------
   Total stockholders' equity                                                            45,327                        44,027
                                                                                     ----------                    ----------

                                                                                    $   682,739                       659,669
                                                                                     ==========                    ==========

See accompanying notes to consolidated financial statements.

                                                   UNITED COMMUNITY BANKS, INC. & SUBSIDIARIES
                                                       Consolidated Statements of Earnings
                                                                   (Unaudited)


                                                                                       For the Three Months Ended
                                                                                                  March 31,
                                                                                        1996                        1995
                                                                                     ----------                --------------
                                                                                        (In Thousands Except Per Share Data)
INTEREST INCOME:
  Interest and fees on loans                                                       $     12,058                         8,467
  Interest on deposits with other banks                                                      22                             3
  Interest on federal funds sold                                                            223                           118
  Interest on investment securities:
    U.S. Treasury and U.S. Government agencies                                            1,613                           699
    State, county and municipal                                                             464                           526
                                                                                     ----------                  ------------
         Total interest income                                                           14,379                         9,813
                                                                                     ----------                  ------------

INTEREST EXPENSE:
  Interest on deposits:
    Demand                                                                                1,004                           815
    Savings                                                                                 258                           229
    Time                                                                                  5,862                         3,518
                                                                                     ----------                   -----------
                                                                                          7,124                         4,562

Long-term debt, FHLB advances, subordinated debentures and
 federal funds purchased                                                                    362                           485
                                                                                     ----------                   -----------

    Total interest expense                                                                7,487                         5,047
                                                                                     ----------                   -----------

    Net interest income                                                                   6,893                         4,766

Provision for loan losses                                                                   279                           206
                                                                                     ----------                   -----------

    Net interest income after provision for loan losses                                   6,614                         4,560
                                                                                     ----------                   -----------
NONINTEREST INCOME:
  Service charges and fees                                                                  609                           382
  Securities gains, net                                                                      31                           (11)
  Mortgage loan and related fees                                                            467                           291
  Other noninterest income                                                                  213                           325
                                                                                     ----------                   -----------
    Total noninterest income                                                              1,319                           987
                                                                                     ----------                   -----------


NONINTEREST EXPENSE:
   Salaries and employee benefits                                                         2,935                         2,083
   Occupancy                                                                                792                           597
   Deposit insurance premiums                                                                11                           221
   Other noninterest expense                                                              1,613                           827
                                                                                     ----------                   -----------
    Total noninterest expense                                                             5,351                         3,728
                                                                                     ----------                   -----------

    Earnings before income taxes                                                          2,582                         1,819

Income taxes                                                                                909                           563
                                                                                     ----------                   -----------

    NET EARNINGS                                                                   $      1,673                         1,256
                                                                                     ==========                   ===========

Net earnings per common share                                                      $       0.27                          0.22

Weighted average shares outstanding                                                   6,260,280                     5,589,365

See accompanying notes to consolidated financial statements.

                                                   UNITED COMMUNITY BANKS, INC. & SUBSIDIARIES
                                                       Consolidated Statements of Cash Flows
                                                                   (Unaudited)


                                                                                       For the Three Months Ended
                                                                                                  March 31,
                                                                                        1996                        1995
                                                                                     ----------                --------------
                                                                                                 (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings                                                                       $     1,673                         1,256
 Adjustments to reconcile net earnings to net cash
  provided by operating activities:
   Depreciation, amortization and accretion                                                 517                           428
   Provision for loan losses                                                                279                           206
   Gain on sale of investment securities                                                    (31)                           11
   Change in assets and liabilities:
      Interest receivable                                                                  (523)                         (236)
      Interest payable                                                                     (352)                          (35)
      Other assets                                                                         (766)                         (852)
      Accrued expenses and other liabilities                                              1,355                          (241)
 Change in mortgage loans held for sale                                                   2,246                         3,057
                                                                                     ----------                    ----------
         Net cash provided by operating activities                                        4,398                         3,594
                                                                                     ----------                    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from maturities and calls of securities held to maturity                        4,512                         2,516
 Purchases of securities held to maturity                                                (6,436)                         (594)
 Proceeds from sales of securities available for sale                                     2,507                         2,321
 Proceeds from maturities and calls of securities available for sale                     12,740                           500
 Purchases of securities available for sale                                             (14,420)                      (14,057)
 Net change in interest-bearing deposits with other banks                                   -                             -
 Net increase in loans                                                                  (20,815)                      (11,062)
 Purchase of bank premises and equipment                                                   (176)                         (803)
                                                                                     ----------                    ----------
         Net cash used in investing activities                                          (22,088)                      (21,179)
                                                                                     ----------                    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net change in demand and savings deposits                                               12,476                        (1,843)
 Net change in time deposits                                                              8,358                        36,173
 Net increase in federal funds purchased                                                    -                          (8,300)
 Proceeds from long-term debt                                                               -                               4
 Repayments of long-term debt                                                              (283)                         (630)
 Proceeds from FHLB advances                                                                -                           7,346
 Repayments of FHLB advances                                                                (54)                          (87)
                                                                                     ----------                    ----------
      Net cash provided by financing activities                                          20,497                        32,663
                                                                                     ----------                    ----------

Net increase in cash and cash equivalents                                                 2,807                        15,078
Cash and cash equivalents at beginning of period                                         31,988                        14,570
                                                                                     ----------                    ----------

Cash and cash equivalents at end of period                                          $    34,795                        29,648
                                                                                     ==========                    ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest                                                                       $     7,839                         5,081
     Income taxes                                                                   $       605                           605

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

   Chance in dividends payable                                                      $       -                             -
   Transfers of loans to other real estate owned                                    $       263                             5
   Change in unrealized gain (loss) on securities available for sale                $      (595)                          124

                                 -5-

See accompanying notes to consolidated financial statements.

           UNITED COMMUNITY BANKS, INC. & SUBSIDIARIES

            Notes to Consolidated Financial Statements


   The accompanying consolidated financial statements have not been audited. The results of operations are not necessarily indicative of the results of operations for the full year or any other interim periods.

   The accounting principals followed by United Community Banks, Inc. ("United") and its bank subsidiaries and the methods of applying these principals conform with generally accepted accounting principals and with general practices within the banking industry. Certain principals which significantly affect the determination of financial position, results of operation and cash flows are summarized below and in United's annual report on Form 10-K for the year ended December 31, 1995.

(1) Basis of Presentation
    ---------------------

    The consolidated financial statements include the accounts of United and its wholly-owned subsidiaries, Union County Bank
(UCB), Citizens Bank (Citizens), Peoples Bank of Fannin County (Peoples), Towns County Bank (Towns) and White County Bank (White). All significant intercompany accounts and transactions have been eliminated in consolidation. Certain items in prior period's financial statements have been reclassified to conform with the current financial statement presentation.

    The consolidated financial information furnished herein reflects all adjustments which are, in the opinion of management, necessary to present a fair statement of the results of operations and financial position for the periods covered herein and are normal and recurring in nature. For further information, refer to the consolidated financial statements and footnotes included in United's annual report on Form 10-K for the year ended December 31, 1995.

(2) Earnings Per Share
    ------------------

    Earnings per share amounts are based on the weighted average number of shares outstanding. Fully diluted earnings per share are not presented because the assumed conversion of the subordinated debentures do not result in material dilution.

(3) Recently Issued Accounting Standards
    ------------------------------------

    During 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 123, Accounting for Stock-Based Compensation. This new standard became effective January 1, 1996, and will require United to disclose the fair value of employee stock options granted in 1995 and subsequent years. Since United will not be required to record the options at fair market value, management does not expect this new standard to have a material impact on the consolidated financial statements.

(4) Common Stock Offering
    ---------------------

     On October 26, 1995, the board of directors declared a share dividend of four common shares per one outstanding share (4:1) payable to shareholders of record on November 6, 1995. All references in the accompanying Financial Statements with regard to the number of shares of common stock and the per share amounts have been restated to reflect this stock dividend.

Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS
                                OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                      Results of Operations

OVERVIEW
Net Earnings for the quarter ended March 31, 1996 increased to $1,673,000 or 33 percent over net earnings for the first quarter of 1995. Net earnings per common share for the first quarter also increased 19 percent from the same period in 1995 to $0.27. Net interest income increased 45 percent for the quarter ended March 31, 1996 over the same period of 1995 to 6.9 million. For the first quarter, the provision for loan losses increased 35 percent to $279 thousand for the three month period. Noninterest income and expense rose 34 percent and 44 percent respectively for the first quarter of 1996.

NET INTEREST INCOME
Net interest income for the quarter ended March 31, 1996 increased $2.1 million over the first quarter of 1995. This increase was the result of a $4.5 million, or 47 percent, increase in interest income and a $2.4 million, or 51 percent increase in interest expense. The increase in interest income was due to an increase in earning assets of $184 million coupled with a 25 basis point increase in the average yield on earning assets from 9.01 percent to 9.26 percent.

NET INTEREST MARGIN
The difference between the overall interest income on earning assets and the interest expense paid on all funding sources, including noninterest bearing deposits, is referred to as the net interest margin. For the first three months of 1996 the net interest margin was 4.44 percent compared to 4.38 percent for the same period in 1995. This 6 basis point increase resulted from the changes in rates and volumes of earning assets and the corresponding funding sources noted previously. A 25 basis point increase in the rate received on earning assets was partially offset by a 29 basis point increase in the rates paid on deposits. In addition, the net interest margin was positively impacted by a 70 percent increase in noninterest bearing funds.

NONINTEREST INCOME AND EXPENSE
Noninterest income for the first three months of 1996 increased $332 thousand, or 34 percent over the same period in 1995. Service charges on deposits increased over $227 thousand, or 59 percent. The increase in service charges resulted by the increase in number of accounts and balances outstanding in
transaction deposit accounts.   Mortgage loan and related fees
increased $176 thousand, or 60% as a result in increased volume due to a decline in interest rates for the first three months of 1996. Gains on investment securities sold during the first quarter of 1996 were not material.

Noninterest expenses increased $1.6 million, or 44 percent, during the first three months of 1996 over the same period in 1995. Salaries and employee benefits increased $852 thousand, or 41 percent, for the first quarter. The increase in salaries and benefits were the result of the addition of personnel in connection with the White County acquisition as well as the
branch banking facilities acquired by Citizens.   Net occupancy
expense increased 33 percent due primarily to the increased depreciation and occupancy expenses resulting for the White and Citizens branch acquisitions. FDIC deposit insurance premiums decreased $210 thousand or 95 percent as a result of the recalculated FDIC assessment. Other noninterest expense, including stationary and supplies and advertising, increased $786 thousand during the quarter.

INCOME TAXES
Income tax expense increased during the first quarter of 1996 compared to the same period in 1995 by $346 thousand or 61 percent. The effective tax rates for the three months ended March 31, 1996 and 1995 were 35 percent and 31 percent, respectively. The increases are due primarily to the combined efforts of increased levels of pretax income, and a lower mix of tax-exempt securities held in portfolio. Management expects the trend of an increasing effective tax rate to continue.

PROVISION AND ALLOWANCE FOR POSSIBLE LOAN LOSSES
The provision for loan losses for the three months ended March 31, 1996 increased $73 thousand to $279 thousand from the $207 thousand reported for the same period in 1995. Management considers the size and character of the loan portfolio, changes in nonperforming and past due loans, historical loan loss experience, the existing risk of individual loans, concentrations of loans to specific borrowers and existing and prospective economic conditions when determining the adequacy of the allowance for loan losses. The allowance for loan losses at March 31, 1996 was $6.9 million compared to $6.5 million at December 31, 1995. The ratio of the allowance for loan losses to loans outstanding at March 31, 1996 was 1.45 percent compared to
1.43 percent at December 31, 1995. It is management s belief that the allowance for loan losses is adequate to absorb probable loss in the portfolio.

NONPERFORMING ASSETS AND PAST DUE LOANS
Nonperforming assets, comprised of nonaccrual loans and other real estate owned, totaled $1.45 million at March 31, 1996 compared to $2.2 million at December 31, 1995. Nonperforming assets as a percentage of total loans and other real estate owned was 0.31 percent at March 31, 1996 and 0.48 percent at December 31, 1995.

United regularly monitors selected accruing loans for which general economic conditions or changes within a particular industry could cause the borrowers financial difficulties. This continuous monitoring of the loan portfolio and the related identification of loans with a high degree of credit risk are essential parts of United's credit management. Management continues to emphasize maintaining a low level of nonperforming assets and returning current nonperforming assets to an earning status.

At March 31, 1996, management was unaware of any known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on United's liquidity, capital resources or operations.


                       FINANCIAL CONDITION


OVERVIEW
Total assets at March 31, 1996 were $683 million representing a $23 million or a 3.5 percent increase from December 31, 1995 and a $192 million or a 39 percent increase from March 31, 1995.

ASSETS AND FUNDING
At March 31, 1995, earning assets totaled $634 million, an increase of $23 million from December 31, 1995. The mix of earning assets remained relatively the same during the first three months of 1996. Loans comprised 75 percent of total earning assets, while the percentage of earning assets represented by total investment securities was 23 percent at March 31, 1996 and December 31, 1995.

Interest bearing deposits at March 31, 1996 increased $19 million from December 31, 1995, while non-interest bearing deposits increased over $1.6 million since December 31, 1995. At March 31, 1996, deposits accounted for 90 percent of United s funding, unchanged from year end.

LIQUIDITY AND CAPITAL RESOURCES
Net cash provided by operating activities totaled $4.4 million for the three months ended March 31, 1996. For the first quarters of 1996, net cash used by investing activities of $22 million consisted of proceeds from maturities of investments securities of $17.2 million, proceeds from sales of investment securities of $2.5 million offset by cash outflows of $20.9 million in investment security purchases, a $20.8 million increase in loans outstanding and purchases of bank premises and equipment of $176 thousand. Net cash provided by financing activities consisted largely of the $20.8 million increase in deposit and time accounts and were offset slightly by payments of $337 thousand on United s long-term debt and FHLB repayments.

Total stockholders' equity at March 31, 1996, was 6.64 percent of total assets compared to 6.67 percent at December 31, 1996. The slight decrease since year end 1996 reflects the asset growth of $23 million and the change of $595 thousand in the unrealized loss in United s available for sale investment portfolio offset by retained net earnings from the first quarter.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION


Item 1. Legal Proceedings - None
        -----------------

Item 2. Changes in Securities - None
        ---------------------

Item 3. Defaults Upon Senior Securities - None
        -------------------------------

Item 4. Submission of Matters to a Vote of Security Holders - None
        ---------------------------------------------------

Item 5. Other Information - None
        -----------------

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

        (a)  Exhibits - Exhibit 27 - Financial Data Schedule
        (b)  Reports on Form 8-K - None

             UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

                            SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    UNITED COMMUNITY BANKS, INC.




                                    By: /s/ Jimmy C. Tallent
                                       Jimmy C. Tallent, President
                                       (Principal Executive Officer)


                                    Date:    May 10, 1996


                                    By: /s/ Christopher J. Bledsoe
                                        Christopher J. Bledsoe
                                        Chief Financial Officer
                                        (Principal Financial Officer)


                                    Date:    May 10, 1996