Form 10-Q
period 1996-06-30
UNITED COMMUNITY BANKS INC
filed 1996-08-14
CIK 857855

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                            FORM 10-Q

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Quarterly Period Ended June 30, 1996

                                OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

    For the Transition Period from ___________ to ___________

                  Commission file number 0-21656


                   UNITED COMMUNITY BANKS, INC.
      (Exact name of registrant as specified in its charter)

      Georgia                               58-180-7304
- ------------------------                -------------------
(State of incorporation)                (I.R.S. Employer
                                        Identification No.)

P.O. Box 398, 59 Highway 515
Blairsville, Georgia                              30512
- -------------------------------                ----------
(Address of principal executive                (Zip Code)
  offices)

                          (404) 745-2151
                        ------------------
                        (Telephone number)


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          YES XX  NO
                             ----
      Common stock, par value $1 per share: 6,260,280 shares
                 outstanding as of July 31, 1996

          UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

                              INDEX


                                                               Page

PART I Financial Information

 Item 1. Financial Statements

   Consolidated Balance Sheets at June 30, 1996
       and December 31, 1995                                    3

   Consolidated Statements of Earnings for the Three Months and
       Six Months Ended June 30, 1996 and 1995                  4

   Consolidated Statements of Cash Flows for the Six Months
       Ended June 30, 1996 and 1995                             5

   Notes to Consolidated Financial Statements                   7

 Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations                             9



PART II Other Information

   Item 1. Legal Proceedings                                   11

   Item 2. Changes in Securities                               11

   Item 3. Defaults Upon Senior Securities                     11

   Item 4. Submission of Matters to a Vote of Security Holders 11

   Item 5. Other Information                                   11

   Item 6. Exhibits and Reports on Form 8-K                    11

                                  UNITED COMMUNITY BANKS, INC. & SUBSIDIARIES
                                            Consolidated Balance Sheets
                                                     (Unaudited)

                                                                                   June 30,        December 31,
                                                                                     1996             1995
                                                                                   --------        ------------
ASSETS                                                                                   (In Thousands)

  Cash and due from banks                                                         $  22,176           20,758
  Federal funds sold                                                                 10,720           11,230
                                                                                  ---------         --------
      Cash and cash equivalents                                                      32,896           31,988
                                                                                  ---------         --------

  Securities held to maturity (estimated fair value of $75,493 and $79,650)          76,097           78,821
  Securities available for sale                                                      52,786           65,046

  Mortgage loans held for sale                                                        7,604           12,048

  Loans                                                                             502,465          444,092
       Less: Allowance for loan losses                                               (7,153)          (6,545)
                                                                                  ---------         --------
            Loans, net                                                              495,312          437,547
                                                                                  ---------         --------

  Premises and equipment                                                             16,035           15,997
  Accrued interest receivable                                                         7,034            6,462
  Other assets                                                                       12,468           11,760
                                                                                  ---------         --------
                                                                                  $ 700,232          659,669
                                                                                  =========         ========


LIABILITIES AND STOCKHOLDERS' EQUITY

  Deposits:
    Demand                                                                        $  68,372           62,753
    Interest-bearing demand                                                         125,707          114,825
    Savings                                                                          40,222           38,947
    Time                                                                            387,851          374,131
                                                                                  ---------         --------
        Total deposits                                                              622,152          590,656


  Accrued expenses and other liabilities                                              4,577            3,676
  Federal Home Loan Bank advances                                                    14,860            9,001
  Long-term debt                                                                     10,744           11,309
  Convertible subordinated debentures                                                 1,000            1,000
                                                                                  ---------         --------
        Total liabilities                                                           653,333          615,642
                                                                                  ---------         --------
  Stockholders' equity:
    Preferred Stock                                                                     --               --
    Common Stock, $1 par value; 10,000,000 shares authorized;
        6,260,280 shares issued and outstanding                                       6,260            6,260
    Capital surplus                                                                  14,520           14,520
    Net unrealized gain (loss) on investment securities available
       for sale, net of tax                                                            (447)             251
    Retained earnings                                                                26,566           22,996
                                                                                  ---------         --------
        Total stockholders' equity                                                   46,899           44,027
                                                                                  ---------         --------
                                                                                   $700,232          659,669
                                                                                  =========         ========

See accompanying notes to consolidated financial statements.

                               UNITED COMMUNITY BANKS, INC. & SUBSIDIARIES
                                   Consolidated Statements of Earnings
                                               (Unaudited)

                                                          For the Three Months Ended         For the Six Months Ended
                                                                     June 30,                         June 30
                                                            1996             1995             1996             1995
                                                         ---------       ---------         ---------        ---------
                                                                    (In Thousands Except Per Share Data)
Interest income:
    Interest and fees on loans                            $ 12,872           10,528           24,930           18,995
    Interest on deposits with other banks                       12               20               34               23
    Interest on federal funds sold                             194              379              417              497
    Interest on investment securities:
       U.S. Treasury and U.S. Government agencies            1,476            1,271            3,089            1,970
       State, county and municipal                             469              391              933              917
                                                         ---------       ---------         ---------        ---------
             Total interest income                          15,023           12,589           29,403           22,402
                                                         ---------       ---------         ---------        ---------

Interest expense:
    Interest on deposits:
        Demand                                              1,014              913             2,018            1,728
        Savings                                               262              270               520              499
        Time                                                5,705            5,095            11,567            8,613
                                                         ---------       ---------         ---------        ---------
                                                            6,981            6,278            14,105           10,840
    Long-term debt, subordinated debentures,
      FHLB advances, and federal funds purchased              363              508               725              993
                                                         ---------       ---------         ---------        ---------
         Total interest expense                             7,344            6,786            14,830           11,833
                                                         ---------       ---------         ---------        ---------
         Net interest income                                7,679            5,803            14,573           10,569

Provision for loan losses                                     288              214               567              420
                                                         ---------       ---------         ---------        ---------
         Net interest income after provision for
             loan losses                                    7,391            5,589            14,006           10,149
                                                         ---------       ---------         ---------        ---------
Noninterest income:
    Service charges and fees                                  664              518             1,273              900
    Securities gains, net                                     (16)              14                15                3
    Mortgage loan and related fees                            390              338               857              629
    Other noninterest income                                  137               73               350              399
                                                         ---------       ---------         ---------        ---------
         Total noninterest income                           1,175              943             2,495            1,931
                                                         ---------       ---------         ---------        ---------

Noninterest expense:
    Salaries and employee benefits                          3,166            2,525             6,101            4,608
    Occupancy                                                 835              682             1,627            1,279
    Deposit insurance premiums                                  6              268                17              489
    Other noninterest expense                               1,656            1,089             3,269            1,916
                                                         ---------       ---------         ---------        ---------
         Total noninterest expense                          5,663            4,564            11,014            8,292
                                                         ---------       ---------         ---------        ---------
         Earnings before income taxes                       2,903            1,968             5,487            3,788

Income taxes                                                1,008              590             1,917            1,153
                                                         ---------       ---------         ---------        ---------
        Net earnings                                      $ 1,895            1,378             3,570            2,635
                                                         =========       =========         =========        =========
Net earnings per common share                             $  0.30             0.25              0.57             0.47

Weighted average shares outstanding                     6,260,280        5,589,365         6,260,280        5,589,365

See accompanying notes to consolidated financial statements.

                               UNITED COMMUNITY BANKS, INC. & SUBSIDIARIES
                                  Consolidated Statements of Cash Flows
                                                (Unaudited)

                                                                                     For the Six Months Ended
                                                                                           June 30,
                                                                                     1996             1995
                                                                                  --------          --------
                                                                                         (In Thousands)
Cash flows from operating activities:
  Net earnings                                                                   $  3,570              2,635
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
      Depreciation, amortization and accretion                                      1,201                832
      Provision for loan losses                                                       567                422
      Gain on sale of investment securities                                           (15)                (2)
      Change in assets and liabilities:
          Interest receivable                                                        (572)              (744)
          Interest payable                                                           (490)               470
          Other assets                                                               (563)            (1,158)
          Accrued expenses and other liabilities                                    1,022                 43
  Change in mortgage loans held for sale                                            4,444               (207)
                                                                                  --------          --------
              Net cash provided by operating activities                             9,164              2,291
                                                                                  --------          --------

Cash flows from investing activities:
    Cash acquired in consolidation of White County Bank                                 -              8,508
    Proceeds from maturities and calls of securities held to maturity                8,911             4,447
    Purchases of securities held to maturity                                        (7,476)           (4,675)
    Proceeds from sales of securities available for sale                            11,949             7,979
    Proceeds from maturities and calls of securities available for sale             20,171             3,826
    Purchases of securities available for sale                                     (19,787)          (30,526)
    Net increase in loans                                                          (58,349)          (33,205)
    Proceeds from sales of other real estate                                            35                 -
    Purchase of bank premises and equipment                                           (616)           (1,255)
                                                                                  --------          --------
              Net cash used in investing activities                                (45,162)          (44,901)
                                                                                  --------          --------
Cash flows from financing activities:
    Net change in demand and savings deposits                                       17,892            13,214
    Net change in time deposits                                                     13,721            63,704
    Net increase in federal funds purchased                                              -            (8,300)
    Proceeds from long-term debt                                                         -               258
    Repayments of long-term debt                                                      (565)            (630)
    Proceeds from FHLB advances                                                      6,000             7,346
    Repayments of FHLB advances                                                       (141)           (2,389)
    Dividends paid                                                                       -                 -
                                                                                  --------          --------
              Net cash provided by financing activities                             36,907            73,203

Net increase in cash and cash equivalents                                              909            30,593
Cash and cash equivalents at beginning of period                                    31,988            14,570

Cash and cash equivalents at end of period                                       $  32,897            45,163


Supplemental disclosures of cash flow information:
    Cash paid during the period for:
        Interest                                                                 $  15,320            11,363
        Income taxes                                                             $   1,800             1,075

Schedule of noncash investing and financing activities:
        Change in dividends payable                                              $       -                 -
        Transfers of loans to other real estate owned                            $     444                 5
        Change in unrealized gain (loss) on securities available for sale        $    (698)              430

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


(1) Basis of Presentation
    ---------------------

   The consolidated financial statements include the accounts of United and its wholly-owned subsidiaries, Union County Bank
(UCB), Citizens Bank (Citizens), Peoples Bank (Peoples), Towns County Bank (Towns) and White County Bank (White) . All significant intercompany accounts and transactions have been eliminated in consolidation. Certain items in prior period's financial statements have been reclassified to conform with the current financial statement presentation.

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

(3) Acquisition of Branch Offices
    -----------------------------

  On May 25, 1995, United executed a Purchase and Assumption Agreement to acquire certain assets and deposit liabilities of the Franklin and Waynesville, North Carolina branch offices of Nations Bank, N.A. These branch offices had total assets of $14.8 million, total loans of $11.1 million and total deposits of $26.1 million as of October 19, 1995, the date of closing.

On June 6, 1996, United executed a Purchase and Assumption Agreement to acquire certain assets and deposit liabilities of the Cornelia, Georgia branch office of the First National Bank of Commerce. This branch office had total assets of $29 million, total loans of $28 million and total deposits of $21 million as of June 30, 1996. This acquisition is expected to close during the third quarter.

(4) Recently Issued Accounting Standards
    ------------------------------------

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

(5)     Net Earnings Per Common Share
        -----------------------------

Net earnings per common share are based on the weighted average number of common shares outstanding during each period. The assumed conversion of the convertible subordinated debentures and exercise of stock options do not result in material dilution.
All share and per share data have been adjusted to reflect the October 1995, five-for-one split, effected in the form of a stock dividend, paid on November 6, 1995.

Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS
                                OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                      Results of Operations

OVERVIEW
Net earnings for the six months ended June 30, 1996 increased to $3.6 million or 35 percent over net earnings for the first six months of 1995. Net earnings per common share for the first six months also increased 21 percent from the same period in 1995 to $.57. Net interest income increased 38 percent for the six months ended June 30, 1996 over the same period of 1995 to 14.6 million. For the first half of 1996, the provision for loan losses increased 35 percent to $567.000 for the six month period. Noninterest income and expense rose 22 percent and 31 percent respectively over the first half of 1995.

NET INTEREST INCOME
Net interest income for the six months ended June 30, 1996 increased $4 million over the first half of 1995. This increase was the result of a $7 million, or 31 percent increase in interest income, offest by a $3 million, or 25 percent increase in interest expense. The increase in interest income was due to an increase in average earning assets of $141 million coupled with an increase in the average yield on earning assets from 8.73 percent to 8.89 percent.

Interest expense for the six months ended June 30, 1996, increased $3 million , or 25 percent from the prior year, due primarily to a 30% increase in average core deposits.

NET INTEREST MARGIN
The difference between the overall interest income on earning assets and the interest expense paid on all funding sources, including noninterest bearing deposits, is referred to as the net interest margin. For the first six months of 1996 the net interest margin was 4.63 percent compared to 4.36 percent for the same period in 1995. This 27 basis point increase resulted from a stable rate environment as well as a favorable change in the core deposit mix.

NONINTEREST INCOME AND EXPENSE
Noninterest income for the first six months of 1996 increased $451 thousand, or 22 percent over the same period in 1995. Service charges on deposits increased over $372 thousand, or 41 percent during the first six months, principally as a result of an increased number of depoist accounts being serviced. This increase is a result of continued growth and the White County and the Citizens branch banking acquisitions. Mortgage loan and related fees increased $228 thousand, or 36% as a result of declining rate environment for a majority of the first six months of 1996. Gains on investment securities sold during the first quarter of 1996 were not material.

Noninterest expenses increased $2.6 million, during the first six months of 1996 over the same period in 1995. Salaries and employee benefits increased $1.6 million, or 34 percent, for the first half. The increase in salaries and benefits was the result of an additional 57 employees compared to the same period in 1995. The number of employees increased primarily as a result of the White County acquisition as well as the branch banking facilities acquired by Citizens as discussed earlier. Net occupancy expense increased $348 thousand due primarily to an increase in the depreciation and other occupancy expenses associated with the increased number of banking facilities. FDIC deposit insurance premiums decreased $472 thousand as a result of the recalculated FDIC assessment. Other noninterest expense, including stationary and supplies and advertising , increased $1.2 million during the first half of 1996.

INCOME TAXES
Income tax expense increased during the first half of 1996 compared to the same period in 1995 by $767 thousand. The effective tax rates for the six months ended June 30, 1996 and 1995 were 35 percent and 30 percent, respectively. The increases are due primarily to the combined efforts of increased levels of pretax income, and a lower mix of tax-exempt securities held in the investment portfolio. Management expects the trend of an increasing effective tax rate to continue.

PROVISION AND ALLOWANCE FOR POSSIBLE LOAN LOSSES
The provision for loan losses for the six months ended June 30, 1996 increased 35 percent to $567 thousand from the $420
thousand reported for the same period in 1995.   Management
considers the size and character of the loan portfolio, changes in nonperforming and past due loans, historical loan loss experience, the existing risk of individual loans, concentrations of loans to specific borrowers and existing and prospective economic conditions when determining the adequacy of the allowance for loan losses. The allowance for loan losses at June 30, 1996 was $7.2 million compared to $6.5 million at December 31, 1995. The ratio of the allowance for loan losses to loans outstanding at June 30, 1996 was 1.42 percent compared to 1.48 percent at December 31, 1995. The reduction in the ratio reflects the improvement in the quality of United's loan portfolio and a reduction in the net charge-offs. It is management's belief that the allowance for loan losses is adequate to absorb probable loss in the portfolio.

NONPERFORMING ASSETS AND PAST DUE LOANS
Nonperforming assets, comprised of nonaccrual loans, other real estate owned and loans for which payments are more than 90 days past due, decreased $900 thousand to $ 1.3 million at June 30, 1996 from $2.2 million at December 31, 1995. In addition, Nonperforming assets as a percentage of total loans and other real estate owned improved to .26 percent at March 31, 1996 from
 .48 percent at December 31, 1995.

United regularly monitors selected accruing loans for which general economic conditions or changes within a particular industry could cause the borrowers financial difficulties. This continuous monitoring of the loan portfolio and the related identification of loans with a high degree of credit risk are essential parts of United's credit management. Management continues to emphasize maintaining a low level of nonperforming assets and returning current nonperfroming assets to an earning status.

At June 30, 1996, management was unaware of any known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on United's liquidity, capital resources or operations.

                       Financial Condition

OVERVIEW
Total assets at June 30, 1996 were $700 million representing a $40 million or a 6 percent increase from December 31, 1995 and a $101 million or a 17 percent increase from June 30, 1995.


ASSETS AND FUNDING
At June 30, 1995, earning assets totaled $650 million, an increase of $38 million from December 31, 1995. The earning assets mix improved slightly in the first six months with loans representing 77% of the total earning assets as compared to 73% percent at December 31, 1995.

Interest bearing deposits at June 30, 1996 increased $26 million from December 31, 1995, while non-interest bearing deposits increased over $5.7 million since December 31, 1995. At June 30, 1996, deposits accounted for 89 percent of United's funding, from 90 percent at December 31, 1995.


LIQUIDITY AND CAPITAL RESOURCES
Net cash provided by operating activities totaled $9.2 million for the six months ended June 30, 1996. For the first half of 1996, net cash used from investing activities of $45.2 million consisted of proceeds from maturities of investments securities of $29.1 million, proceeds from sales of investment securities of $12 million, and offset by cash outflows of $27.3 million in investment securities purchases, a $58.3 million increase in loans outstanding and purchase of bank premises and equipment of $616 thousand. Net cash provided by financing activities consisted largely of $31.6 million increase in deposit and time accounts, $6 million from additional FHLB advances, and were offset slightly by payments of $706 thousand on United's long-term debt and FHLB repayments.

Total stockholders' equity at June 30, 1996, was 6.70 percent of total assets compared to 6.67 percent at December 31, 1995. The slight increase since year end 1995 reflects the asset growth of $40 million and the change of $698 thousand in the unrealized loss in United's available for sale investment portfolio offset by retained earnings from the first six months of 1996.

          UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

                    PART II. OTHER INFORMATION


   Item 1. Legal Proceedings - None
           -----------------

   Item 2. Changes in Securities - On April 24, 1996 at the Annual Meeting
           --------------------
           of Shareholders, the United Shareholders voted to eliminate the preemptive rights of the holders of Common Stock.

   Item 3. Defaults Upon Senior Securities - None
           ------------------------------

   Item 4. Submission of Matters to a Vote of Security Holders
           --------------------------------------------------
          a)  United Community Banks, Inc. 1996 Annual
              Meeting of Stockholders was held April 24, 1996

          b) The following slate of directors was elected to serve the current year term:

               James A. Brackett, Jr.        Hoyt O . Holloway
               Billy M. Decker               P. Deral Horne
               Thomas C. Gilliland           Clarence W. Mason, Jr.
               Robert L. Head, Jr.           W.C. Nelson, Jr.
               Charles E. Hill               Jimmy C. Tallent

          c) The shareholders of United voted to eliminate the preemptive rights of the holders of Common Stock. 5,161,802 (82.45%) shares were voted for the proposal, no shares were voted against the proposal, 22,860 (.37%) shares abstained from the vote and 1,075,618 (17.1) shares did not vote.

          No matters, other than the election of the above slate of directors and the above referenced proposal to elimination the preemptive rights, were voted on at the annual meeting.

   Item 5. Other Information - None
           -----------------

   Item 6. Exhibits and Reports on Form 8-K.
           --------------------------------

           (a)  Exhibits.  Exhibit 27 -Financial Data Schedule
           (b)  Reports on Form 8-K.  There were no reports on Form 8-K.

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


                                  Date:    August 10, 1996





                              By: /s/ Christopher J. Bledsoe
                                      Christopher J. Bledsoe
                                     Chief Financial Officer
                               (Principal Financial Officer)


                                 Date:    August 10, 1996