Form 10-Q
period 1996-09-30
UNITED COMMUNITY BANKS INC
filed 1996-11-14
CIK 857855

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                            FORM 10-Q

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period Ended September 30, 1996

                                OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

    For the Transition Period from ___________ to __________

                  Commission file number 0-21656


                   UNITED COMMUNITY BANKS, INC.
      ------------------------------------------------------
      (Exact name of registrant as specified in its charter)

      Georgia                        58-180-7304
------------------------    ------------------------------------
(State of incorporation)    (I.R.S. Employer Identification No.)

P.O. Box 398, 59 Highway 515
Blairsville, Georgia                              30512
------------------------------                 ----------
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

                          YES XX  NO

      Common stock, par value $1 per share: 6,260,280 shares outstanding as of October 31, 1996

          UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

                              INDEX

                                                             Page
                                                             ----
PART I FINANCIAL INFORMATION

 Item 1. Financial Statements

   Consolidated Balance Sheets at September 30, 1996
       and December 31, 1995                                    3

   Consolidated Statements of Earnings for the Three
       Months and Nine Months Ended September 30, 1996
       and 1995                                                 4

   Consolidated Statements of Cash Flows for the
       Nine Months Ended September 30, 1996 and 1995            5

   Notes to Consolidated Financial Statements                   6

 Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                    7


PART II OTHER INFORMATION

   Item 1. Legal Proceedings                                    9

   Item 2. Changes in Securities                                9

   Item 3. Defaults Upon Senior Securities                      9

   Item 4. Submission of Matters to a Vote of Security
           Holders                                              9

   Item 5. Other Information                                    9

   Item 6. Exhibits and Reports on Form 8-K                     9

                                       UNITED COMMUNITY BANKS, INC. & SUBSIDIARIES
                                                Consolidated Balance Sheets
                                                       (Unaudited)

                                                                       September 30,       December 31,
                                                                           1996               1995
                                                                       -------------      ------------
ASSETS                                                                           (In Thousands)
  Cash and due from banks                                             $    26,467               20,758
  Federal funds sold                                                       12,855               11,230
                                                                       ----------            ---------
    Cash and cash equivalents                                              39,322               31,988
                                                                       ----------            ---------

  Securities held to maturity (estimated fair value of
     $74,346 and $79,650)                                                  74,626               78,821
  Securities available for sale                                            70,012               65,046

  Mortgage loans held for sale                                              6,360               12,048

  Loans                                                                   558,325              444,092
    Less: Allowance for loan losses                                        (7,369)              (6,545)
                                                                       ----------            ---------
       Loans, net                                                         550,956              437,547

  Premises and equipment                                                   17,615               15,997
  Accrued interest receivable                                               7,667                6,462
  Other assets                                                             13,007               11,760
                                                                       ----------            ---------
                                                                      $   779,565              659,669
                                                                       ==========            =========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Deposits:
    Demand                                                            $    73,553               62,753
    Interest-bearing demand                                               170,284              114,825
    Savings                                                                40,068               38,947
    Time                                                                  396,432              374,131
                                                                       ----------            ---------
      Total deposits                                                      680,337              590,656

  Repurchase agreements                                                     2,000                  -
  Accrued expenses and other liabilities                                    5,588                3,676
  Federal Home Loan Bank advances                                          31,138                9,001
  Long-term debt                                                           10,736               11,309
  Convertible subordinated debentures                                       1,000                1,000
                                                                       ----------            ---------
      Total liabilities                                                   730,799              615,642
                                                                       ----------            ---------

  Stockholders' equity:
    Preferred Stock                                                          -                      -
    Common stock, $1 par value; 10,000,000 shares authorized;
      6,260,280 shares issued and outstanding                               6,260               6,260
    Capital surplus                                                        14,520              14,520
    Net unrealized gain (loss) on investment securities available
      for sale, net of tax                                                   (485)                251
    Retained earnings                                                      28,471              22,996
                                                                       ----------            ---------
      Total stockholders' equity                                           48,766              44,027
                                                                       ----------            ---------
                                                                      $   779,565             659,669
                                                                       ==========            =========

See accompanying notes to consolidated financial statements.           -3-

                                       UNITED COMMUNITY BANKS, INC. & SUBSIDIARIES
                                            Consolidated Statements of Earnings
                                                       (Unaudited)

                                                            For the Three Months Ended     For the Nine Months Ended
                                                                    September 30,                 September 30,
                                                            --------------------------     -------------------------
                                                                1996           1995           1996          1995
                                                                ----           ----           ----          ----
                                                                          (In Thousands Except Per Share Data)
INTEREST INCOME:
   Interest and fees on loans                               $    13,856        10,525         38,786        29,520
   Interest on deposits with other banks                             13            14             47            37
   Interest on federal funds sold                                   243           340            660           837
   Interest on investment securities:
     U.S. Treasury and U.S. Government agencies                   1,499         1,158          4,588         3,128
     State, county and municipal                                    480           458          1,413         1,375
                                                              ---------     ---------      ---------     ---------
       Total interest income                                     16,091        12,495         45,495        34,897
                                                              ---------     ---------      ---------     ---------

INTEREST EXPENSE:
   Interest on deposits:
     Demand                                                       1,629           859          3,647         2,587
     Savings                                                        263           241            783           740
     Time                                                         5,647         5,243         17,214        13,856
                                                              ---------     ---------      ---------     ---------
                                                                  7,539         6,343         21,644        17,183
                                                              ---------     ---------      ---------     ---------
  Long-term debt, subordinated debentures and
    federal funds purchased                                        493            446          1,218         1,439
                                                              ---------     ---------      ---------     ---------
       Total interest expense                                    8,032          6,789         21,644        18,622
                                                              ---------     ---------      ---------     ---------

       Net interest income                                       8,059          5,706         22,633        16,275
                                                              ---------     ---------      ---------     ---------
Provision for loan losses                                          348            326            915           746
                                                              ---------     ---------      ---------     ---------
      Net interest income after provision for
        loan losses                                              7,711          5,380         21,718        15,529
                                                              ---------     ---------      ---------     ---------
NONINTEREST INCOME:
   Service charges and fees                                        667            481          1,940         1,381
   Securities gains, net                                             2             (1)            17             2
   Mortgage loan and related fees                                  361            475          1,218         1,104
   Other noninterest income                                        215            212            565           611
                                                              ---------     ---------      ---------     ---------
      Total noninterest income                                   1,245          1,167          3,740         3,098
                                                              ---------     ---------      ---------     ---------

NONINTEREST EXPENSE:
   Salaries and employee benefits                                3,279          2,434          9,380         7,042
   Occupancy                                                       775            677          2,402         1,956
   Deposit insurance premiums                                        3            (36)            20           453
   Other noninterest expense                                     1,732          1,244          5,001         3,160
                                                              ---------     ---------      ---------     ---------
      Total noninterest expense                                  5,789          4,319         16,803        12,611
                                                              ---------     ---------      ---------     ---------

   Earnings before income taxes                                  3,167          2,228          8,655         6,015

Income taxes                                                     1,013            704          2,930         1,857
                                                              ---------     ---------      ---------     ---------
      NET EARNINGS                                          $    2,154          1,524          5,725         4,158
                                                              =========     =========      =========     =========

Net earnings per common share                               $     0.34          0.26            0.91          0.73

Weighted average shares outstanding                          6,260 280     5,815,430      6,260,280      5,665,545

See accompanying notes to consolidated financial statements.     -4-

                                       UNITED COMMUNITY BANKS, INC. & SUBSIDIARIES
                                           Consolidated Statements of Cash Flows
                                                       (Unaudited)

                                                                               For the Nine Months Ended
                                                                                       September 30,
                                                                               --------------------------
                                                                                    1996           1995
                                                                                    ----           ----
                                                                                      (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings                                                                   $   5,725         4,158
 Adjustments to reconcile net earnings to net cash
  provided by operating activities:
    Depreciation, amortization and accretion                                        1,636         1,280
    Provision for loan losses                                                         915           746
    Gain on sale of investment securities                                             (17)           (2)
    Change in assets and liabilities:
      Interest receivable                                                          (1,205)        (1,170)
      Interest payable                                                               (174)           611
      Other assets                                                                   (163)          (719)
      Accrued expenses and other liabilities                                        1,513           (114)
 Change in mortgage loans held for sale                                             5,688           (119)
                                                                                 --------        -------
        Net cash provided by operating activities                                  13,918          4,671
                                                                                 --------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Cash acquired from acquisitions                                                     2,685         8,508
 Proceeds from maturities and calls of securities held to maturity                  12,531         5,900
 Purchases of securities held to maturity                                           (8,413)      (13,175)
 Proceeds from sales of securities available for sale                               12,185         9,800
 Proceeds from maturities and calls of securities available for sale                21,038         6,776
 Purchases of securities available for sale                                        (39,486)      (45,340)
 Net change in interest-bearing deposits with other banks                             -              299
 Net increase in loans                                                             (95,136)      (52,792)
 Proceeds from sales of other real estate                                               54            69
 Purchase of bank premises and equipment                                            (1,562)        (1,981)
                                                                                   --------        -------
        Net cash used in investing activities                                      (96,104)       (81,936)
                                                                                  --------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net change in demand and savings deposits                                          57,368        19,231
 Net change in time deposits                                                         8,838        78,336
 Net increase in federal funds purchased and repurchase agreements                   2,000        (8,300)
 Proceeds from long-term debt                                                         -              539
 Repayments of long-term debt                                                         (573)         7,346
 Proceeds from FHLB advances                                                        22,375           (630)
 Repayments of FHLB advances                                                          (238)        (7,571)
 Proceeds from sale of common stock, net of costs                                                    2434
 Dividends paid                                                                       (250)          (279)
                                                                                   --------        -------
         Net cash provided by financing activities                                  89,520         91,106
                                                                                   --------        -------

Net increase in cash and cash equivalents                                            7,334         13,841
Cash and cash equivalents at beginning of period                                    31,988         14,570
                                                                                  --------        -------
Cash and cash equivalents at end of period                                       $  39,322         28,411
                                                                                  ========        =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the period for:
   Interest                                                                     $   23,036         18,011
   Income taxes                                                                 $    2,750          1,645
SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
   Change in dividends payable                                                  $      -              110
   Transfers of loans to other real estate owned                                $      388            195
   Change in unrealized gain (loss) on securities available for sale            $    (1,162)          302

See accompanying notes to consolidted financial statements.     -5-

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


(1) Basis of Presentation
   ----------------------
    The consolidated financial statements include the accounts of United and its wholly-owned subsidiaries, Union County Bank
(UCB), Citizens Bank (Citizens), Peoples Bank (Peoples), Towns County Bank (Towns) and White County Bank (White) . All significant intercompany accounts and transactions have been eliminated in consolidation. Certain items in prior period's financial statements have been reclassified to conform with the current financial statement presentation.

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


(2) Earnings Per Share
    ------------------
    Net earnings per common share are based on the weighted average number of common shares outstanding during each period. The assumed conversion of the convertible subordinated debentures and exercise of stock options do not result in material dilution. All share and per share data have been adjusted to reflect the October 1995, five-for-one split, effected in the form of a stock dividend, paid on November 6, 1995.


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

On June 6, 1996, United executed a Purchase and Assumption Agreement to acquire certain assets and deposit liabilities of the Cornelia, Georgia branch office of the First National Bank of Commerce. This branch office had total assets of $36 million, total loans of $31 million and total deposits of $24 million as of September 30, 1996, the date of closing.


(4) Recently Issued Accounting Standards
    ------------------------------------
    During 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 123, "Accounting for Stock-Based Compensation." This new standard became effective January 1, 1996, and will require United to disclose the fair value of employee stock options granted in 1995 and subsequent years. Since United will not be required to record the options at fair market value, management does not expect this new standard to have a material impact on the consolidated financial statements.

Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS
                                OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                      Results of Operations
OVERVIEW
Net earnings for the nine months ended September 30, 1996 increased to $5.7 million or 38 percent over net earnings for the first nine months of 1995. Net earnings per common share for the first nine months also increased 25 percent from the same period in 1995 to $.91. Net interest income increased 39 percent for the nine months ended September 30, 1996 over the same period of 1995 to $23.6 million. For the first half of 1996, the provision for loan losses increased 23 percent to $915.000 for the nine month period. Noninterest income and expense rose 21 percent and 33 percent respectively over the first three quarters of 1995.

NET INTEREST INCOME
Net interest income for the nine months ended September 30, 1996 increased $6.4 million over the first three quarters of 1995. This increase was the result of a $10.6 million, or 30 percent increase in interest income, offset by a $4.2 million increase in interest expense. The increase in interest income was primarily due to an increase in average earning assets of $146 million.

Interest expense for the nine months ended September 30, 1996, increased $4.2 million, or 23 percent from the prior year, due primarily to a 29% increase in average core deposits, offset slightly by a decrease in the average yield on source of funds from 4.93% to 4.68%.


NET INTEREST MARGIN
The difference between the overall interest income on earning assets and the interest expense paid on all funding sources, including noninterest bearing deposits, is referred to as the net interest margin. For the first three quarters of 1996 the net interest margin was 4.64 percent compared to 4.32 percent for the same period in 1995. This 32 basis point increase resulted from a stable rate environment as well as a favorable change in the core deposit mix.

NONINTEREST INCOME AND EXPENSE
Noninterest income for the first nine months of 1996 increased $642 thousand, or 21 percent over the same period in 1995. Service charges on deposits increased over $559 thousand, or 40 percent during the first nine months, principally as a result of an increased number of deposit accounts being serviced. This increase is a result of continued growth and the White County and the Citizens' branch banking acquisitions. Mortgage loan and related fees increased $114 thousand, or 10% as a result of declining rate environment for a majority of the first nine months of 1996. Gains on investment securities sold during the first three quarter of 1996 were not material.


Noninterest expenses increased $4.2 million during the first nine months of 1996 over the same period in 1995. Salaries and employee benefits increased $2.3 million, or 33 percent, for the first three quarters. The increase in salaries and benefits was the result of an additional 72 employees compared to the same period in 1995. The number of employees increased primarily as a result of the White County acquisition as well as the branch banking facilities acquired by Citizens as discussed earlier.
Net occupancy expense increased $446 thousand due primarily to an increase in the depreciation and other occupancy expenses associated with the increased number of banking facilities. FDIC deposit insurance premiums decreased $433 thousand as a result of the recalculated FDIC assessment. Other noninterest expense, including stationary and supplies and advertising , increased $1.8 million during the first three quarters of 1996.


INCOME TAXES
Income tax expense increased during the first three quarters of 1996 compared to the same period in 1995 by $1.1 million. The effective tax rates for the nine months ended September 30, 1996 and 1995 were 35 percent and 30 percent, respectively. The increases are due primarily to the combined efforts of increased levels of pretax income, and a lower mix of tax-exempt securities held in the investment portfolio. Management expects the trend of an increasing effective tax rate to continue.


PROVISION AND ALLOWANCE FOR POSSIBLE LOAN LOSSES
The provision for loan losses for the nine months ended September 30, 1996 increased 23 percent to $915 thousand from the $746
thousand reported for the same period in 1995.   Management
considers the size and character of the loan portfolio, changes in nonperforming and past due loans, historical loan loss experience, the existing risk of individual loans, concentrations of loans to specific borrowers and existing and prospective economic conditions when determining the adequacy of the allowance for loan losses. The allowance for loan losses at September 30, 1996 was $7.4 million compared to $6.5 million at December 31, 1995. The ratio of the allowance for loan losses to loans outstanding at September 30, 1996 was 1.32 percent compared to 1.48 percent at December 31, 1995. The reduction in the ratio reflects the improvement in the quality of United's loan portfolio. It is management's belief that the allowance for loan losses is adequate to absorb probable loss in the portfolio.

NONPERFORMING ASSETS AND PAST DUE LOANS
Nonperforming assets, comprised of nonaccrual loans, other real estate owned and loans for which payments are more than 90 days past due, decrease $1.3 million to $ 850 thousand at September 30, 1996 from $2.2 million at December 31, 1995. In addition, Nonperforming assets as a percentage of total loans and other real estate owned improved to .15 percent at September 30, 1996 from .48 percent at December 31, 1995.

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

At September 30, 1996, management was unaware of any known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on United's liquidity, capital resources or operations.


                           Financial Condition


OVERVIEW
Total assets at September 30, 1996 were $780 million representing a $120 million or a 18 percent increase from December 31, 1995 and a $158 million or a 25 percent increase from September 30, 1995. The growth from prior year is primarily attributed to an increase in market share of approximately $109 million and $49 from acquisitions.


ASSETS AND FUNDING
At September 30, 1996, earning assets totaled $722 million, an increase of $111 million from December 31, 1995. The earning assets mix improved slightly in the first nine months with loans representing 77% of the total earning assets as compared to 73% percent at December 31, 1995.

Interest bearing deposits at September 30, 1996 increased $79 million from December 31, 1995, while non-interest bearing deposits increased over $11 million since December 31, 1995. At
September 30, 1996, deposits accounted for 87 percent of United's funding, from 90 percent at December 31, 1995.


LIQUIDITY AND CAPITAL RESOURCES
Net cash provided by operating activities totaled $14 million for the nine months ended September 30, 1996. For the three quarters of 1996, net cash used from investing activities of $96 million consisted of proceeds from maturities of investments securities of $34 million, proceeds from sales of investment securities of $12 million, cash acquired from acquisitions of $3 million and offset by cash outflows of $47 million in investment securities purchases, a $95 million increase in loans outstanding and purchase of bank premises and equipment of $1.5 million. Net cash provided by financing activities consisted largely of $66 million increase in deposit and time accounts, $22 million from additional FHLB advances, and were offset slightly by payments of $811 thousand on United's long-term debt and FHLB repayments.


Total stockholders' equity at September 30, 1996, was 6.26 percent of total assets compared to 6.67 percent at December 31, 1995. The slight decrease since year end 1995 reflects the asset growth of $120 million and the change of $736 thousand in the unrealized loss in United's available for sale investment portfolio offset by retained earnings from the first nine months of 1996.

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

   Item 2. Changes in Securities - None
           ---------------------

   Item 3. Defaults Upon Senior Securities - None
           -------------------------------

   Item 4. Submission of Matters to a Vote of Security Holders - None
           ---------------------------------------------------

   Item 5. Other Information - None
           -----------------
   Item 6. Exhibits and Reports on Form 8-K
           --------------------------------

           (a)  Exhibits - Exhibit 4 - Restated Articles of Incorporation, as
                                       filed on November 8, 1996
                           Exhibit 27 - Financial Data Schedule
                                        (for SEC use only)
           (b)  Reports on Form 8-K - None.

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


                                   Date:    November 8, 1996


                         By:  /s/ Christopher J. Bledsoe
                             Christopher J. Bledsoe
                             Chief Financial Officer
                             (Principal Financial Officer)


                         Date:  November 8, 1996