Form 10-K405
period 1996-12-31
UNITED COMMUNITY BANKS INC
filed 1997-03-28
CIK 857855

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  -----------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 1996

                         Commission File Number 0-21656


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                          United Community Banks, Inc.
                     ------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Georgia                                        58-180-7304
------------------------------------------------------------------------------

(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

           59 Highway 515, P.O. Box 398, Blairsville, Georgia  30512
------------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  (706) 745-2151

Name of exchange on which registered:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $1.00 par value

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    --

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   X
                              ---

          Aggregate market value of the voting stock held by non-affiliates (which for purposes hereof are all holders other than executive officers and directors) of the Registrant as of March 17, 1997: $87,609,417 (based on 4,171,877 shares at $21.00 per share, the last sale price known to the Registrant for the Common Stock, for which there is no established public trading market.

          As of March 17, 1996, 6,637,248 shares of Common Stock were issued and outstanding, par value $1.00 per share, including 140,000 shares deemed outstanding pursuant to 2006 Debentures and presently exercisable options to acquire 58,400 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's annual report to shareholders for the fiscal year ended December 31, 1996, contained in Appendix A to the Registrant's definitive Proxy Statement for the 1997 Annual Meeting of Shareholders, are incorporated by reference into Parts I and II. Portions of the Registrant's definitive Proxy Statement for the 1997 Annual Meeting of Shareholders, to be filed with the Commission, are incorporated into Part III.

                                     PART I

ITEM 1.  BUSINESS.

General
-------

      United Community Banks, Inc. ("United") was incorporated under the laws of Georgia in 1987 and commenced operations in 1988 by acquiring 100% of the outstanding shares of Union County Bank, now known as United Community Bank ("UCB"). United is a registered bank holding company. All of United's activities are currently conducted by its wholly-owned subsidiaries, UCB, which was organized as a Georgia banking corporation in 1950, Carolina Community Bank, Murphy, North Carolina ("Carolina"), which United acquired in 1990, Peoples Bank, Blue Ridge, Georgia ("Peoples"), which United acquired in 1992, Towns County Bank, Hiawassee, Georgia ("Towns"), which United also acquired in 1992 and White County Bank, Cleveland, Georgia ("White"), which United acquired in 1995.

Recent Developments
-------------------

      Private Placement of $3,500,000 Convertible Subordinated Payable-in-Kind Debentures Due December 31, 2006. On December 31, 1996, United completed a private placement of convertible subordinated payable-in-kind debentures due December 31, 2006 (the "2006 Debentures"). The 2006 Debentures bear interest at the rate of one quarter of one percentage point over the prime rate per annum as quoted in The Wall Street Journal, payable on April 1, July 1, October 1, and January 1 of each year, commencing on April 1, 1997, to holders of record at the close of business on the 15th day of the month immediately preceding the interest payment date. Interest is computed on the basis of actual number of days elapsed in a year of 365 or 366 days, as applicable.

      The 2006 Debentures may be redeemed, in whole or in part from time to time on or after January 1, 1998, at the option of United upon at least 20 days' and not more than 60 days' notice, at a redemption price equal to 100% of the principal amount of the Debentures to be redeemed plus interest accrued and unpaid as of the date of redemption. The holders of the 2006 Debentures not redeemed will have the right, exercisable at any time up to December 31, 2006, to convert such Debenture at the principal amount thereof into shares of Common Stock of United at the conversion price of $25 per share, subject to adjustment for stock splits and stock dividends.

      Branching to New Markets. Effective July 1, 1996, the Georgia bank branching laws were amended to permit subsidiary banks of Georgia bank holding companies to branch in an aggregate of three additional locations prior to July 1, 1998, after which time statewide branching will be permitted. On July 1, 1996, UCB changed its name from Union County Bank to United Community Bank and established a branch office in Dahlonega, Lumpkin County, Georgia. UCB simultaneously filed a tradename filing to permit it to conduct its operations in Union County, Georgia under the tradename Union County Bank. On September 28, 1996, UCB assumed deposits of $23.7 million and purchased assets of $33.2 million in Cornelia, Habersham County, Georgia, from a banking institution which sold all of its operations in the county. In Habersham County, UCB operates under the trade name of First Bank of Habersham, and in Lumpkin County, UCB does business as United Community Bank. On July 1, 1996, Carolina opened a loan production office in Sylva, North Carolina.

      Acquisition of United Family Finance Co. In 1996, United purchased United Family Finance Company, formerly known as Mountain Mortgage and Loan Co. ("UFFC") based in Hiawassee Georgia.

Services
--------

      UCB, Carolina, Peoples, Towns and White (collectively, the "Banks") are community-oriented, with an emphasis on retail banking, and offer such customary banking services as customer and commercial checking accounts, NOW accounts, savings accounts, certificates of deposit, lines of credit, Mastercard and VISA accounts, money transfers and trust services. The Banks finance commercial and consumer transactions, make secured and unsecured loans, including residential mortgage loans, and provide a variety of other banking services. UCB also offers travel agency services for the Banks' customers.

      The Mortgage People Company ("MPC"), a division of UCB, is a full-service mortgage lending operation approved as a seller/servicer for Federal National Mortgage Association and Federal Home Mortgage Corporation. MPC was organized to provide fixed and adjustable-rate mortgages. UFFC is a traditional consumer finance company which is based in Hiawassee, Georgia and also has been granted a license to conduct business in Blue Ridge, Georgia.

Markets
-------

      United conducts banking activities primarily through UCB in Union County, Lumpkin County and Habersham County and surrounding counties of Georgia, through Peoples in Fannin County and surrounding counties of Georgia and Polk County, Tennessee, through Towns in Towns County and surrounding counties of Georgia, through Carolina in Cherokee County, Macon County, Haywood County, Graham County and Clay County and surrounding counties in North Carolina, and through White in White County and surrounding counties in Georgia. MPC makes mortgage loans both inside the Banks market areas and outside this market areas through affiliations with other community banks in Georgia, North Carolina and Tennessee. Customers of the Banks are primarily consumers and small businesses.

Deposits
--------

      The Banks offer a full range of depository accounts and services to both consumers and businesses. At December 31 1996, United's deposit base, totaling approximately $720,726,000, consisted of approximately $77,908,000 in non-interest-bearing demand deposits (11% of total deposits), approximately $158,124,000 in interest-bearing demand deposits (including money market accounts) (22% of total deposits), approximately $39,001,000 in savings deposits (5% of total deposits), approximately $333,846,000 in time deposits in amounts less than $100,000 (46% of total deposits), and approximately $111,847,000 in time deposits of $100,000 or more (16% of total deposits). Certificates of deposit in excess of $100,000 may be more volatile than other deposits since those deposits, to the extent that they exceed $100,000, are not insured by the FDIC. Management of United is of the opinion that its time deposits of $100,000 or more are customer-relationship oriented and represent a reasonably stable source of funds.

Loans
-----

      The Banks make both secured and unsecured loans to individuals, firms and corporations. Secured loans include first and second real estate mortgage loans. The Banks also make direct installment loans to consumers on both a secured and unsecured basis. At December 31, 1997, consumer, real estate construction, real estate mortgage and commercial loans represented approximately 15%, 9%, 46% and 30%, respectively, of United's total loan portfolio.

      Specific risk elements associated with each of the Banks' lending categories are as follows:

Commercial, financial and    Industry concentrations, inability to monitor the
 agricultural                condition of collateral (inventory, accounts
                             receivable and vehicles), lack of borrower
                             management expertise, increased competition, and
                             specialized or obsolete equipment as collateral
Real estate - construction   Inadequate collateral and long-term financing
                             agreements
Real estate - mortgage       Changes in local economy and rate limits on
                             variable rate loans
Installment loans to         Loss of borrower's employment, changes in local
 individuals                 economy, the inability to monitor collateral
                             (vehicle, boats and mobile homes)

     Effective March 19, 1993, inter-agency guidelines adopted by federal bank regulators mandated that financial institutions establish real estate lending policies with maximum allowable real estate loan-to-value guidelines, subject to an allowable amount of non-conforming loans. The Banks had similar guidelines in place and adopted the federal guidelines as their maximum allowable limits, but had in the past and now have in place loan policies that are, in some cases, more conservative than the federal guidelines. The federal guidelines establish maximum allowable loan-to-value ratios for various types of real estate loans as set forth below:

                                            Maximum Allowable
             Loan Category                Loan-To-Value Percent
             -------------                ----------------------
Land                                               65%
Land development                                   75
Construction:
  Commercial, multi-family/(1)/ and other
   nonresidential                                  80
  One-to-four family residential                   85
Improved property                                  85
Owner-occupied one-to-four family and
 home equity                                      /(2)/

___________________________________

/(1)/ Multi-family construction includes condominiums and cooperatives.
/(2)/ A loan-to-value limit has not been established for permanent mortgage or home equity loans on owner-occupied, one-to-four family residential property. However, for any such loan with a loan-to-value ratio that equals or exceeds 90% at origination, appropriate credit enhancement in the form of either mortgage insurance or readily marketable collateral is required.

Lending Policy
--------------

  The current lending strategy of the Banks is to make loans primarily to persons who reside, work or own property in their primary trade areas, except that United makes mortgage loans in the trade areas of the community banks in which United has affiliations or in the areas in which United has a loan origination office. See "Markets." Unsecured loans normally are made only to persons who maintain depository relationships with the Banks. Secured loans are made to persons who are well established and have net worth, collateral and cash flow to support the loan.

  The Banks provide each lending officer with written guidelines for lending activities. Lending authority is delegated by the Boards of Directors of the Banks to loan officers, each of whom is limited in the amount of secured and unsecured loans which he or she can make to a single borrower or related group of borrowers. All unsecured loans in excess of $10,000 must have the approval of the President or a Senior Vice President of the appropriate Bank prior to being committed. Generally, secured loans above $100,000 and unsecured loans over $35,000 require Board approval.

Loan Review and Nonperforming Assets
------------------------------------

  The loan review officer of United reviews each of the Banks' loan portfolios to determine any deficiencies and corrective action to be taken. The results of the reviews by the loan review officers are presented to the Presidents of each of the Banks, the President and the Chief Credit Officer of United and the Boards of Directors of each of the Banks and United. On at least a semi-annual basis, reviews are conducted at Towns for all loans over $50,000; at Peoples, Carolina and White for all loans over $100,000; and at UCB for all loans over $200,000. Past due loans are reviewed at least weekly by lending officers of the Bank involved and by the Chief Credit Officer of United, and a summary report is reviewed monthly by the Boards of Directors of each Bank. The Boards of Directors of the relevant Bank review all loans over $50,000, whether current or past due, at least once annually.

Asset/Liability Management
--------------------------

  Committees composed of officers of each of the Banks and the Chief Financial Officer and Controller of United are charged with managing the assets and liabilities of the Banks. The committees attempt to manage asset growth, liquidity and capital in order to maximize income and reduce interest rate risk. The committees direct each Bank's overall acquisition and allocation of funds. At monthly meetings, the committees review the monthly asset and liability funds budget in relation to the actual flow of funds, as well as peer group comparisons; the ratio of the amount of rate sensitive assets to the amount of rate sensitive liabilities; the ratio of allowance for loan losses to outstanding and non-performing loans; and other variables, such as expected loan demand, investment opportunities, core deposit growth within specified categories, regulatory changes, monetary policy adjustments and the overall state of the economy.

Investment Policy
-----------------

  The Banks' investment portfolio policy is to maximize income consistent with liquidity, asset quality and regulatory constraints. The policy is reviewed from time to time by the Boards of Directors. Individual transactions, portfolio composition and performance are reviewed and approved monthly by the Boards of Directors or a committee thereof. The Chief Financial Officer of United and the President of each of the Banks implement the policy and report information to the full Board of Directors of each of the Banks on a monthly basis concerning sales, purchases, maturities and calls, resultant gains or losses, average maturity, federal taxable equivalent yields and appreciation or depreciation by investment categories.

Employees
---------

  As of December 31, 1996, the Banks had an aggregate of 403 full-time equivalent employees, and United had 12 employees. Neither United nor any of the Banks is a party to any collective bargaining agreement, and the Banks believe that their employee relations are good. None of the Banks' executive officers is employed pursuant to an employment contract.

Competition
-----------

  The banking business is highly competitive. UCB competes with one other depository institution in Union County, Georgia, and three other depository institutions in each of Lumpkin and Habersham Counties.

Carolina competes with six other depository institutions in Graham, Cherokee, Macon, Haywood and Clay Counties, North Carolina, the majority of which are branches of regional or North Carolina state-wide institutions. Peoples competes with two other depository institutions in Fannin County, Georgia. Towns competes with one depository institution in Towns County, Georgia. White competes with two other depository institutions in White County, Georgia. The Banks also compete with other financial service organizations, including savings and loan associations, finance companies, credit unions and certain governmental agencies. To the extent that banks must maintain non-interest-earning reserves against deposits, they may be at a competitive disadvantage when compared with other financial service organizations that are not required to maintain reserves against substantially equivalent sources of funds.

Supervision and Regulation
--------------------------

  General. United is a registered bank holding company subject to regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve") under the Bank Holding Company Act of 1956, as amended (the "Act"). United is required to file financial information with the Federal Reserve periodically and is subject to periodic examination by the Federal Reserve.

  The Act requires every bank holding company to obtain the prior approval of the Federal Reserve before (i) it may acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank that it does not already control; (ii) it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of a bank; and (iii) it may merge or consolidate with any other bank holding company. In addition, a bank holding company is generally prohibited from engaging in, or acquiring, direct or indirect control of the voting shares of any company engaged in non-banking activities. This prohibition does not apply to activities found by the Federal Reserve, by order or regulation, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the Federal Reserve has determined by regulation or order to be closely related to banking are: making or servicing loans and certain types of leases; performing certain data processing services; acting as fiduciary or investment or financial advisor; providing discount brokerage services; underwriting bank eligible securities; underwriting debt and equity securities on a limited basis through separately capitalized subsidiaries; and making investments in corporations or projects designed primarily to promote community welfare.

  United must also register with the DBF and file periodic information with the DBF. As part of such registration, the DBF requires information with respect to the financial condition, operations, management and intercompany relationships of United and the Banks and related matters. The DBF may also require such other information as is necessary to keep itself informed as to whether the provisions of Georgia law and the regulations and orders issued thereunder by the DBF have been complied with, and the DBF may examine United and each of the Banks.

  The North Carolina Banking Commission ("NCBC"), which has the statutory authority to regulate non-banking affiliates of North Carolina banks, in 1992 began using this authority to examine and regulate the activities of North Carolina-based holding companies owning North Carolina-based banks. Although the NCBC has not exercised its authority to date to examine and regulate holding companies outside of North Carolina that own North Carolina banks, it is likely the NCBC may do so in the future.

  United is an "affiliate" of the Banks under the Federal Reserve Act, which imposes certain restrictions on (i) loans by the Banks to United, (ii) investments in the stock or securities of United by the Banks, (iii) the Banks' taking the stock or securities of an "affiliate" as collateral for loans by the Bank to a borrower and (iv) the purchase of assets from United by the Banks. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

  Each of United's subsidiaries is regularly examined by the Federal Deposit Insurance Corporation (the "FDIC"). UCB, Peoples, White and Towns, as state banking associations organized under Georgia law, are subject to the supervision of, and are regularly examined by, by DBF. Carolina is subject to the supervision of, and is regularly examined by, the NCBC, in addition to the FDIC. Both the FDIC and the DBF must grant prior approval of any merger, consolidation or other corporation reorganization involving UCB, Peoples, White or Towns, and the FDIC and the NCBC must grant prior approval of any merger, consolidation or other corporate reorganization of Carolina. A bank can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with the default of a commonly-controlled institution.

  Payment of Dividends. United is a legal entity separate and distinct from the Banks. Most of the revenues of United result from dividends paid to it by the Banks. There are statutory and regulatory requirements applicable to the payment of dividends by the Banks, as well as by United to its shareholders.

  UCB, Peoples, Towns and White are each state chartered banks regulated by the DBF and the FDIC. Under the regulations of the DBF, dividends may not be declared out of the retained earnings of a state bank without first obtaining the written permission of the DBF unless such bank meets all the following requirements:

     (a) Total classified assets as of the most recent examination of the bank do not exceed 80% of equity capital (as defined by regulation);

     (b) The aggregate amount of dividends declared or anticipated to be declared in the calendar year does not exceed 50% of the net profits after taxes but before dividends for the previous calendar year; and

     (c)  The ratio of equity capital to adjusted assets is not less than 6%.

  Under North Carolina law, the Board of Directors of Carolina may declare a dividend for as much of the undivided profits of Carolina as it deems expedient, so long as Citizen's surplus is greater than 50% of its capital.

  The payment of dividends by United and the Banks may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. In addition, if, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending upon the financial condition of the bank, could include the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice. The FDIC has issued a policy statement providing that insured banks should generally only pay dividends out of current operating earnings. In addition to the formal statutes and regulations, regulatory authorities consider the adequacy of each of the Bank's total capital in relation to its assets, deposits and other such items. Capital adequacy considerations could further limit the availability of dividends to the Banks. At December 31, 1996, net assets available from the Banks to pay dividends without prior approval from regulatory authorities totaled approximately $7.5 million. For 1996, United's cash dividend payout to stockholders was 6.11% of net income.

  Monetary Policy. The results of operations of the Banks are affected by credit policies of monetary authorities, particularly the Federal Reserve. The instruments of monetary policy employed by the Federal Reserve include open market operations in U.S. government securities, changes in the discount rate on bank borrowings and changes in reserve requirements against bank deposits. In view of changing conditions in the national economy and in the money markets, as well as the effect of actions by monetary and fiscal authorities, including the Federal Reserve, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or the business and earnings of the Banks.

  Capital Adequacy. The Federal Reserve and the FDIC have implemented substantially identical risk-based rules for assessing bank and bank holding company capital adequacy. These regulations establish minimum capital standards in relation to assets and off-balance sheet exposures as adjusted for credit risk. Banks and bank holding companies are required to have (1) a minimum level of total capital (as defined) to risk-weighted assets of eight percent (8%); (2) a minimum Tier One Capital (as defined) to risk-weighted assets of four percent (4%); and (3) a minimum stockholders' equity to risk-weighted assets of four percent (4%). In addition, the Federal Reserve and the FDIC have established a minimum three percent (3%) leverage ratio of Tier One Capital to total assets for the most highly-rated banks and bank holding companies. "Tier One Capital" generally consists of common equity not including unrecognized gains and losses on securities, minority interests in equity accounts of consolidated subsidiaries and certain perpetual preferred stock less certain intangibles. The Federal Reserve and the FDIC will require a bank holding company and a bank, respectively, to maintain a leverage ratio greater than three percent (3%) if either is experiencing or anticipating significant growth or is operating with less than well-diversified risks in the opinion of the Federal Reserve. The Federal Reserve and the FDIC use the leverage ratio in tandem with the risk-based ratio to assess the capital adequacy of banks and bank holding companies. The FDIC, the Office of the Comptroller of the Currency (the "OCC") and the Federal Reserve have amended effective January 1, 1997 the capital adequacy standards to provide for the consideration of interest rate risk in the overall determination of a bank's capital ratio, requiring banks with greater interest rate risk to maintain adequate capital for the risk. The revised standards are not expected to have a significant effect on United's capital requirements.

  In addition, effective December 19, 1992, a new Section 38 to the Federal Deposit Insurance Act implemented the prompt corrective action provisions that Congress enacted as a part of the Federal Deposit Insurance Corporation Improvement Act of 1991 (the "1991 Act"). The "prompt corrective action" provisions set forth five regulatory zones in which all banks are placed largely based on their capital positions. Regulators are permitted to take increasingly harsh action as a bank's financial condition declines. Regulators are also empowered to place in receivership or require the sale of a bank to another depository institution when a bank's capital leverage ratio reaches 2%. Better capitalized institutions are generally subject to less onerous regulation and supervision than banks with lesser amounts of capital.

  The FDIC has adopted regulations implementing the prompt corrective action provisions of the 1991 Act, which place financial institutions in the following five categories based upon capitalization ratios: (1) a "well capitalized" institution has a total risk-based capital ratio of at least 10%, a Tier One risk-based ratio of at least 6% and a leverage ratio of at least 5%; (2) an "adequately capitalized" institution has a total risk-based capital ratio of at least 8%, a Tier One risk-based ratio of at least 4% and a leverage ratio of at least 4%; (3) an "undercapitalized" institution has a total risk-based capital ratio of under 8%, a Tier One risk-based ratio of under 4% or a leverage ratio of under 4%; (4) a "significantly undercapitalized" institution has a total risk-based capital ratio of under 6%, a Tier One risk-based ratio of under 3% or a leverage ratio of under 3%; and (5) a "critically undercapitalized" institution has a leverage ratio of 2% or less. Institutions in any of the three undercapitalized categories would be prohibited from declaring dividends or making capital distributions. The FDIC regulations also establish procedures for "downgrading" an institution to a lower capital category based on supervisory factors other than capital. Under the FDIC's regulations, all of the Banks were "well capitalized" institutions at December 31, 1995 and December 31, 1996.

  Set forth below are pertinent capital ratios for each of the Banks as of December 31, 1996:

 Minimum Capital Requirement    UCB    Carolina   Peoples   Towns   White
-----------------------------  ------  ---------  --------  ------  ------
Tier One Capital to             9.12%     10.40%     9.49%   8.97%  12.96%
  Risk Based
  Assets:  4.00%(1)
Total Capital to               10.14%     11.62%    10.70%  10.04%  13.97%
  Risk Based
  Assets:  8.00%(2)
Leverage Ratio (Tier One        7.26%      6.88%     6.81%   6.57%   8.37%
  Capital to Average Total
  Assets):  3.00% (3)
--------------------------

(1) Minimum required ratio for "well capitalized" banks is 6%
(2) Minimum required ratio for "well capitalized" banks is 10%
(3) Minimum required ratio for "well capitalized" banks is 5%

  Recent Legislative and Regulatory Action. On April 19, 1995, the four federal bank regulatory agencies adopted revisions to the regulations promulgated pursuant to the Community Reinvestment Act (the "CRA"), which are intended to set distinct assessment standards for financial institutions. The revised regulation contains three evaluation tests: (i) a lending test, which will compare an institution's market share of loans in low- and moderate-income areas to its market share of loans in its entire service area and the percentage of a bank's outstanding loans to low- and moderate-income areas or individuals, (ii) a services test, which will evaluate the provisions of services that promote the availability of credit to low- and moderate-income areas, and (iii) an investment test, which will evaluate an institution's record of investments in organizations designed to foster community development, small- and minority-owned businesses and affordable housing lending, including state and local government housing or revenue bonds. The regulations are designed to reduce some paperwork requirements of the current regulations and provide regulators, institutions and community groups with a more objective and predictable manner with which to evaluate the CRA performance of financial institutions. The rule became effective on January 1, 1996, at which time evaluation under streamlined procedures began for institutions with assets of less than $250 million that are owned by a holding company with total assets of less than $1 billion. It is not expected that these regulations will have any appreciable impact upon United and the Banks.

  Congress and various federal agencies (including, in addition to the bank regulatory agencies, the Department of Housing and Urban Development, the Federal Trade Commission and the Department of Justice) (collectively the "Federal Agencies") responsible for implementing the nation's fair lending laws have been increasingly concerned that prospective home buyers and other borrowers are experiencing discrimination in their efforts to obtain loans. In recent years, the Department of Justice has filed suit against financial institutions, which it determined had discriminated, seeking fines and restitution for borrowers who allegedly suffered from discriminatory practices. Most, if not all, of these suits have been settled (some for substantial sums) without a full adjudication on the merits.

  On March 8, 1994 the Federal Agencies, in an effort to clarify what constitutes lending discrimination and specify the factors the agencies will consider in determining if lending discrimination exists, announced a joint policy statement detailing specific discriminatory practices prohibited under the Equal Opportunity Act and the Fair Housing Act. In the policy statement, three methods of proving lending discrimination were identified: (1) overt evidence of discrimination, when a lender blatantly discriminates on a prohibited basis, (2) evidence of disparate treatment, when a lender treats applicants differently based on a prohibited factor even where there is no showing that the treatment was motivated by prejudice or a conscious intention to discriminate against a person, and (3) evidence of disparate impact, when a lender applies a practice uniformly to all applicants, but the practice has a discriminatory effect, even where such practices are neutral on their face and are applied equally, unless the practice can be justified on the basis of business necessity.

  On September 23, 1994, President Clinton signed the Reigle Community Development and Regulatory Improvement Act of 1994 (the "Regulatory Improvement Act"). The Regulatory Improvement Act contains funding for community development projects through banks and community development financial institutions and also numerous regulatory relief provisions designed to eliminate certain duplicative regulations and paperwork requirements.

  On September 29, 1994, President Clinton signed the Reigle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Federal Interstate Bill") which amends federal law to permit bank holding companies to acquire existing banks in any state effective September 29, 1995, and any interstate bank holding company is permitted to merge its various bank subsidiaries into a single bank with interstate branches after May 31, 1997. States have the authority to authorize interstate branching prior to June 1, 1997, or alternatively, to opt out of interstate branching prior to that date. The Georgia Financial Institutions Code was amended in 1994 to permit the acquisition of a Georgia bank or bank holding company by out-of-state bank holding companies beginning July 1, 1995. On September 29, 1995, the interstate banking provisions of the Georgia Financial Institutions Code were superseded by the Federal Interstate Bill.

  On January 26, 1996, the Georgia legislature adopted a bill (the "Georgia Intrastate Bill") to permit, effective July 1, 1996, any Georgia bank or group of affiliated banks under one holding company to establish up to an aggregate of three new or additional branch banks anywhere within the State of Georgia, excluding any branches established by a bank in a county in which it is already located. After July 1, 1998, all restrictions on state-wide branching are removed. Prior to adoption of the Georgia Intrastate Bill, Georgia only permitted branching via merger or consolidation with an existing bank or in certain other limited circumstances.

  FDIC Insurance and FICO Assessments for the Banks. The Banks are subject to FDIC deposit insurance assessments for the Bank Insurance Fund (the "BIF"). In the first six months of 1995, the Banks were assessed $.23 per $100 of deposits based upon a risk-based system whereby banks are assessed on a sliding scale depending upon their placement in nine separate supervisory categories, from $.23 per $100 of deposits for the healthiest banks (those with the highest capital, best management and best overall condition) to as much as $.31 per $100 of deposits for the less-healthy institutions, for an average $.259 per $100 of deposits.

  On August 8, 1995, the FDIC lowered the BIF premium for healthy banks 83% from $.23 per $100 in deposits to $.04 per $100 in deposits, while retaining the $.31 level for the riskiest banks. The average assessment rate was therefore reduced from $.232 to $.044 per $100 of deposits. The new rate took effect on September 29, 1995. On September 15, 1995, the FDIC refunded $564,000 to the Banks for premium overpayments in the second and third quarter of 1995. On November 14, 1995, the FDIC again lowered the BIF premium for healthy banks from $.04 per $100 of deposits to zero for the highest rated institutions (92% of the industry). As a result, each of the Banks paid only the legally required annual minimum payment of $2,000 per year for insurance beginning in January 1996. Had the current rates been in effect for all of 1994 and 1995, the annual FDIC insurance premiums paid by the Banks would have been reduced by $504,000 and $564,000, respectively.

Executive Officers of United
----------------------------

  Executive officers of United are elected by the Board of Directors annually in January and hold office until the following January unless they sooner resign or are removed from office by the Board of Directors.

  The executive officers of United, and their ages, positions with United and the Banks and terms of office as of December 31, 1996, are as follows:

Name (age)                     Principal Position          Officer of United Since
--------------------    ---------------------------------  -----------------------
Jimmy C. Tallent        President and Director of UCB             1987
(44)                    and United; Director of
                        Carolina, White and Peoples;
                        Chairman of the Board of Towns.

Billy M. Decker         President and Director of                 1988
(53)                    Carolina; Director of United and
                        UCB; Secretary and Treasurer of
                        United.

Stephen L. Cockerham    Vice President and Chief Credit           1990
(35)                    Officer of UCB and United.  From
                        1985 through 1990, Mr. Cockerham
                        was a Bank Liquidation
                        Specialist with the Federal
                        Deposit Insurance Corporation.

Guy Freeman             Vice President of United since March,     1995
(61)                    1995, Executive Vice President of
                        Carolina since July, 1996, and Director
                        of Carolina since December 1996.  Mr.
                        Freeman served as President and Chief
                        Executive Officer of White from 1993
                        until February 1995.  Since February
                        1995, Mr. Freeman has been Chairman of
                        the Board of White, of which he has
                        been a member since January 1993.  Mr.
                        Freeman also served as Chairman of the
                        Board of WC Holding Company from
                        February 1995 until its acquisition by
                        United.  From 1992 until 1993, Mr.
                        Freeman served as President and Chief
                        Executive Officer of East Side Bank,
                        Snellville, Georgia, and from 1987 to
                        1992, he served in the same capacity at
                        First American Bank, Atlanta, Georgia.

Thomas C. Gilliland     President and Chief Executive Officer     1993
(48)                    of Peoples; Vice Chairman of the
                        Peoples Board; Executive Vice President
                        and Director of United; Executive Vice
                        President of United since April 1994.
                        From 1986 through 1992, Mr. Gilliland
                        was a partner in the law firm of Hurt,
                        Richardson, Garner, Todd & Cadenhead in
                        Atlanta, Georgia.

Name (age)                     Principal Position          Officer of United Since
--------------------    ---------------------------------  -----------------------
Eugene B. White         President and Director of White and       1995
(52)                    Vice President of United since March,
                        1995.  Mr. White served as Executive
                        Vice President of First National Bank
                        of Habersham, Cornelia, Georgia from
                        1982 to 1995.

Richard E. Martin, Jr.  Vice President of United since 1993;      1992
(48)                    President and Director of Towns.  From
                        1989 through 1992, Mr. Martin was
                        Senior Vice President of First Colony
                        Bank, Alpharetta, Georgia.

L. Gene Sprayberry      Executive Vice President of UCB;          1987
(51)                    Assistant Secretary of United.

Christopher J. Bledsoe  Vice President and Chief Financial        1993
(33)                    Officer of UCB and United.  A certified
                        public accountant, from 1988 through
                        1993, Mr. Bledsoe was a Supervisor at
                        Evans, Porter, Bryan & Co., an
                        accounting firm in Atlanta, Georgia.

Robert L. Cochran       Assistant Vice President and Controller   1995
(32)                    of UCB; Controller of United since
                        1996.  A certified public accountant,
                        from 1989 through 1995, Mr. Cochran was
                        an accounting manager with PNC Bank in
                        Cincinnati, Ohio.


ITEM 2.  PROPERTIES.

      The executive offices of United and the main banking office of UCB are located in adjacent buildings, the former a 17,000 square-foot facility at 59 Highway 515, Blairsville, Georgia and the latter a 19,000 square-foot operations center located adjacent to its executive offices and main banking office. Both the building and the land, which includes parking and four drive-in teller stations, are owned by UCB. UCB also has a branch at an Ingles supermarket in Blairsville. The Ingles branch property, consisting of 350 square feet, is leased. UCB's branch office in Cornelia, which it owns, is 5,000 square feet. UCB also maintains a branch office on rented land in Dahlonega, which consists of 1,309-square feet of property owned by the Company and a 1,020-square foot building leased by UCB.

      The main banking office of Carolina is located at 300 Peachtree Street, Murphy, North Carolina, and contains 12,000 square feet. Both the building and the land, which includes parking and drive-in teller stations, are owned by Carolina. Carolina has branches located at 1 Sanderson Street in Hayesville, North Carolina containing 1,680 square feet, 129 Bypass, in Robbinsville, North Carolina containing approximately 3,300 square feet, Second and Fairview, in Andrews, North Carolina, containing 1,680 square feet, 409 North Main Street in Waynesville, North Carolina, containing approximately 2,000 square feet and 128 East Main Street in Franklin, North Carolina, containing approximately 2,670 square feet. Carolina also has a branch at an Ingles supermarket in Hayesville. The Ingles branch premises, consisting of 150 square feet, is leased.

      Peoples owns its main banking office located at 4000 Appalachian Highway, Blue Ridge, Georgia. The office contains 19,000 square feet and four drive-in teller stations. Peoples owns a branch at West Tennessee Avenue and Blue Ridge Drive in McCaysville, Georgia, which contains 2,800 square feet and has three drive-in teller stations. Peoples also leases a 335 square foot branch at an Ingles supermarket on Appalachian Highway in Blue Ridge, Georgia.

      Towns owns its banking facility, containing 3,594 square feet and two drive-in teller stations. The facility is located at 214 North Main Street, Hiawassee, Georgia.

      The main banking office of White is located at 153 East Kytle Street, Cleveland, Georgia and contains approximately 14,000 square feet and four drive-in teller stations. White also has a branch office located on Highway 75 North in Helen, Georgia which contains approximately 2,200 square feet. White owns both its main and branch office.

      UFFC leases property in Hiawassee, Georgia and Blue Ridge, Georgia. The Hiawassee and Blue Ridge properties consist of 1,800 and 2,800 square feet, respectively.

      None of the properties owned by United or the Banks is subject to encumbrances.

ITEM 3.  LEGAL PROCEEDINGS.

      United is not aware of any material pending legal proceedings to which United or any of its subsidiaries is a party or to which any of their property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted to a vote of the security holders of United during the fourth quarter of its fiscal year.

ITEM 5.  MARKET FOR UNITED'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      Stock.  There is no established public trading market for United's Common
Stock.   At December 31, 1996, there were 1,704 holders of record of Common
Stock.

      Dividends. United paid semi-annual cash dividends of $.08 per share of Common Stock to shareholders of record in 1996 and $.07 per share of Common Stock to shareholders of record in 1995. United intends to continue paying cash dividends on a semi-annual basis. However, the amount and frequency of dividends will be determined by United's Board of Directors in light of the earnings, capital requirements and the financial condition of United, and no assurance can be given that dividends will be paid in the future.

     Recent Sales of Unregistered Securities. On December 31, 1996, debentures due December 31, 2006, in the aggregate amount of $3,500,000 were sold to 26 accredited investors in the States of Georgia and North Carolina for cash in a transaction not involving a public offering within the meaning of Section 4(2) of the Securities Act of 1933 and in compliance with exemptions contained in Rule 506 of Regulation D promulgated thereunder. All of the purchasers were either existing shareholders, current officers or directors of United.

ITEM 6.  SELECTED FINANCIAL DATA.

      Selected financial data for each of the five years ended December 31, 1996 appears under the caption "Selected Financial Data" on page A-3 of United's Annual Report to Shareholders which is included as the appendix to the definitive Proxy Statement used in connection with the solicitation of proxies for United's Annual

Meeting of Shareholders to be held on April 17, 1997, to be filed with the SEC (the "Proxy Statement") and is incorporated herein by reference.

                                    PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

      Management's discussion and analysis of financial condition and results of operation appears under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operation" on pages A-4 through A-18 of United's Annual Report to Shareholders which is included as the appendix to the Proxy Statement and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      The Report of Independent Certified Public Accountants, the Consolidated Financial Statements and Notes to the Consolidated Financial Statements appears on pages A-20 through A-43 of United's Annual Report to Shareholders which is included as the appendix to the Proxy Statement and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      During United's two most recent fiscal years, United did not change accountants and had no disagreement with its accountants on any matters of accounting principles or practices or financial statement disclosure.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF UNITED.

      The information contained under the heading "Information About Nominees for Director" in the Proxy Statement is incorporated herein by reference. Pursuant to instruction 3 to paragraph (b) of Item 401 of Regulation S-K, information relating to the executive officers of United is included in Item 1 of this Report.

ITEM 11.  EXECUTIVE COMPENSATION.

      The information contained under the heading "Executive Compensation" in the Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The information contained under the heading "Voting Securities and Principal Holders" and share ownership information of nominees for directors contained under the heading "Information about Nominees for Directors" in the Proxy Statement is incorporated herein by reference. For purposes of determining the aggregate market value of United's voting stock held by nonaffiliates, shares held by all directors and executive officers of United have been excluded. The exclusion of such shares is not intended to, and shall not, constitute a determination as to which persons or entities may be "Affiliates" of United as defined by the Commission.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The information contained under the heading "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement is incorporated herein by reference.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  1.  Financial Statements.
         ---------------------

      The following financial statements and notes thereto of United are incorporated herein by reference:

      Report of Independent Certified Public Accountants

      Consolidated Balance Sheets - December 31, 1996 and December 31, 1995

      Consolidated Statements of Earnings for the Years ended December 31, 1996, 1995 and 1994

      Consolidated Statements of Changes in Stockholders' Equity for the Years ended December 31, 1996, 1995 and 1994

      Consolidated Statements of Cash Flows for the Years ended December 31, 1996, 1995 and 1994

      Notes to Consolidated Financial Statements

      2.  Financial Statement Schedules.
          ------------------------------

      No financial statement schedules are required to be filed as part of this Report on Form 10-K.

      3.  Exhibits.
          ---------

      The following exhibits are required to be filed with this Report on Form 10-K by Item 601 of Regulation S-K:


     3.1     -  Articles of Incorporation of United, as amended (included as
                Exhibit 3.1 to United's Registration Statement on Form S-4, Commission File No. 33-93286, previously filed with the Commission and incorporated herein by reference).

     3.2     -  By-Laws of United, as amended (included as Exhibit 3.2 to
                United's Annual Report on Form 10-K for the year ended December 31, 1993, previously filed with the Commission and incorporated herein by reference).

     4.1(a)  -  Form of 9% Convertible Subordinated Debenture due 2000 (included as Exhibit 4.1 to United's Registration Statement on Form S-18, Commission File No. 33-32205-A, previously filed with the Commission and incorporated herein by reference).

     4.1(b)  -  Form of Floating Rate Convertible Subordinated Payable In Kind
                Debenture due December 31, 2006 (included as Exhibit 4.2 to United's Registration Statement on Form S-1, Commission File Number 33-93278, previously filed with the Commission and incorporated herein by reference).

     4.2  -     See exhibits 3.1 and 3.2 for provisions of Articles of
                Incorporation and By-laws, as amended, which define the rights of the holders of Common Stock of United.

     10.1 - Agreement, dated May 3, 1984, by and between Cornelia Bank and Union County Bank (included as Exhibit 10.8 to United's Registration Statement on Form S-18, Commission File No. 33-32205-A, previously filed with the Commission and incorporated herein by reference).

     10.2(a)  -  Union County Bank Retirement Plan and Trust Agreement, as
                 amended and restated as of January 1, 1993 (included as Exhibit
                 10.4 to United's Form 10-K for the year ended December 31, 1992, previously filed with the Commission and incorporated herein by reference).*

     10.2(b)  -  Amendment No. 1 to the Union County Bank Retirement Plan and
                 Trust, dated December 29, 1993 (included as Exhibit 10.3(b) to United's Annual Report on Form 10-K for the year ended December 31, 1993, previously filed with the Commission and incorporated herein by reference).*

     10.3     -  United Community Banks, Inc. Key Employee Stock Option Plan
                 (included as Exhibit 10.3 to United's Annual Report on Form 10-K for the year ended December 31, 1994, previously filed with the Commission and incorporated herein by reference).*

     10.4     -  Loan Agreement dated April 26, 1995 by and between the Bankers
                 Bank and United, together with the related Promissory Note in the principal amount of $12,000,000 and Stock Pledge Agreement (included as Exhibit 10.17 to United's Registration Statement on Form S-1, Commission File Number 33-93278, previously filed with the Commission and incorporated herein by reference.)

     10.5     -  Split-Dollar Agreement between United and Jimmy C. Tallent dated June 1, 1994 (included as Exhibit 10.11 to United's Annual Report on Form 10-K for the year ended December 31, 1994, previously filed with the Commission and incorporated herein by reference).

     10.6     -  Agreement and Plan of Reorganization by and among White County
                 Bancshares, Inc., White County Bank and United, dated as of April 11, 1995 (included as Exhibit 2.1 to United's Registration Statement on Form S-4, Commission File Number 33-93286, previously filed with the Commission and incorporated herein by reference).

     10.7     -  Agreement and Plan of Merger by and between Registrant and
                 White County Bancshares, Inc., dated as of April 11, 1995 (included as Exhibit 2.2 to United's Registration Statement on Form S-4, Commission File Number 33-93286, previously filed with the Commission and incorporated herein by reference).

     10.8     -  Agreement and Plan of Merger by and between White County Bank and White Interim Bank, dated as of June 12, 1995 (included as
                 Exhibit 2.3 to United's Registration Statement on Form S-4, Commission File No. 33-93286, previously filed with the Commission and incorporated herein by reference).

     10.9     -  Purchase and Assumption Agreement by and between Carolina Bank and NationsBank, N.A. (Carolinas) dated May 25, 1995 (included as Exhibit 10.16 to United's Registration Statement on Form S-1, Commission File Number 33-93278, previously filed with the Commission and incorporated herein by reference).

     10.10    -  Loan Agreement dated April 26, 1995, by and between The Bankers
                 Bank and the Registrant, together with the related Promissory
                 Note in the principal amount of $15,000,000 and Stock Pledge Agreement (included as Exhibit 10.17 to United's Registration Statement on Form S-1, Commission File Number 33-93278, previously filed with the Commission and incorporated herein by reference).

     10.11    -  Broker Dealer Agreement between the Registrant and The Carson
                 Medlin Company (included as Exhibit 10.10 to United's Registration Statement on Form S-1, Commission File Number 33-93278, previously filed with the Commission and incorporated herein by reference).

     10.12    -  Amendment to Broker Dealer Agreement between the Registrant and
                 The Carson Medlin Company dated March 3, 1997 (included as
                 Exhibit 10.11 to United's Registration Statement on Form S-1, Commission File Number 33-93278, previously filed with the Commission and incorporated herein by reference).

     10.13    -  Amendment to Broker Dealer Agreement between the Registrant with Carson Medlin Company (included as Exhibit 10.11 to United's Registration Statement on Form S-1, Commission File Number 33-93278, previously filed with the Commission and incorporated herein by reference).

     21       -  Subsidiaries of United.

     23       -  Consent of Porter Keadle Moore, LLP.

     27       -  Financial Data Schedule.

     99       -  Notice of Annual Meeting and Proxy Statement of United,
                 including the Annual Report to Shareholders attached as Appendix A.

-------------------------
     * Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K pursuant to Item 14(c) of Form 10-K.

     (b) United did not file any reports on Form 8-K during the fourth quarter of 1996.

                                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, United has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Blairsville, State of Georgia, on the 24th of March, 1997.


                                               UNITED COMMUNITY BANKS, INC.
                                                  (Registrant)



                                               By:  /s/ Jimmy C. Tallent
                                                    --------------------
                                                    Title:  President



                        POWER OF ATTORNEY AND SIGNATURES


  Know all men by these presents, that each person whose signature appears below constitutes and appoints Jimmy C. Tallent or Robert L. Head, or either of them, as attorney-in-fact, with each having the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of United in the capacities set forth and on the 24th of March, 1997.

      Signature                                Title
      ---------                                -----

/s/ Jimmy C. Tallent
----------------------
 Jimmy C. Tallent        President and Director (Principal Executive Officer)

/s/ Robert L. Head, Jr.
----------------------
 Robert L. Head, Jr.     Chairman of the Board of Directors

/s/ James A. Brackett
----------------------
 James A. Brackett       Director

/s/ Billy M. Decker
----------------------
 Billy M. Decker         Director


/s/ Thomas C. Gilliland
--------------------------------
Thomas C. Gilliland               Director

/s/ Charles Hill
--------------------------------
 Charles Hill                     Director

/s/ Hoyt O. Holloway
--------------------------------
 Hoyt O. Holloway                 Director

/s/ P. Deral Horne
--------------------------------
 P. Deral Horne                   Director

/s/ Clarence William Mason, Sr.
--------------------------------
Clarence William Mason, Sr.       Director

/s/ W. C. Nelson, Jr.
--------------------------------
 W. C. Nelson, Jr.                Director


/s/ Christopher J. Bledsoe
--------------------------------
 Christopher J. Bledsoe           Chief Financial Officer (Principal Accounting
                                  and Financial Officer)



                                 EXHIBIT INDEX
                                 -------------


Exhibit No.  Description
-----------  -----------

21           Subsidiaries of United.

23           Consent of Porter Keadle Moore, LLP.

27           Financial Data Schedule (for SEC use only)

99 Notice of Annual Meeting and Proxy Statement of United, including the Annual Report to Shareholders as Appendix A.