Form 10-Q
period 1997-03-31
UNITED COMMUNITY BANKS INC
filed 1997-05-15
CIK 857855

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                            FORM 10-Q

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended March 31, 1997

                                OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

    For the Transition Period from ___________ to ___________

                  Commission file number 0-21656


                   UNITED COMMUNITY BANKS, INC.
      -------------------------------------------------------
      (Exact name of registrant as specified in its charter)

      Georgia                            58-180-7304
------------------------    ------------------------------------
(State of incorporation)    (I.R.S. Employer Identification No.)

P.O. Box 398, 59 Highway 515
Blairsville, Georgia                             30512
-------------------------------                ----------
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

                          YES /x/  NO  / /

      Common stock, par value $1 per share: 6,438,848 shares
                 outstanding as of April 30, 1997

          UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

                              INDEX


                                                              Page

PART I Financial Information

 Item 1. Financial Statements

   Consolidated Balance Sheets at March 31, 1997
       and December 31, 1996                                    3

   Consolidated Statements of Earnings for the Three Months
       Ended March 31, 1997 and 1996                            4

   Consolidated Statements of Cash Flows for the Three Months
       Ended March 31, 1997 and 1996                            5

   Notes to Consolidated Financial Statements                   6

 Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                    7



PART II Other Information

   Item 1. Legal Proceedings                                    9

   Item 2. Changes in Securities                                9

   Item 3. Defaults Upon Senior Securities                      9

   Item 4. Submission of Matters to a Vote of Security Holders  9

   Item 5. Other Information                                    9

   Item 6. Exhibits and Reports on Form 8-K                     9

                      UNITED COMMUNITY BANKS, INC. & SUBSIDIARIES
                               Consolidated Balance Sheets
                                   (Unaudited)

                                                                          March 31,     December 31,
                                                                            1997            1996
                                                                        -----------     ------------
                ASSETS                                                        (In Thousands)
Cash and due from banks                                                $   27,562          26,377
Federal funds sold                                                         17,170          24,215
                                                                        ---------        --------
   Cash and cash equivalents                                               44,732          50,592
                                                                        ---------        --------
Securities held to maturity (estimated fair value
   of $67,259 and $71,334)                                                 67,159          72,022
Securities available for sale                                              99,198          74,864

Mortgage loans held for sale                                                5,523           6,727

Loans
                                                                          644,290         592,351
   Less: Allowance for loan losses                                         (8,833)         (7,680)
                                                                        ---------        --------
      Loans, net                                                          635,457         584,671
                                                                        ---------        --------

Premises and equipment                                                     19,297          18,650
Accrued interest receivable                                                 8,609           7,780
Other assets                                                               11,541          12,724
                                                                        ---------        --------
                                                                       $  891,516         828,030
                                                                        =========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
 Demand                                                                $   80,736          77,908
 Interest-bearing demand                                                  167,664         158,124
 Savings                                                                   39,666          39,001
 Time                                                                     490,832         445,693
                                                                        ---------        --------
    Total deposits                                                        778,898         720,726


Accrued expenses and other liabilities                                      5,112           5,876
Borrowed Funds                                                             43,424          38,574
Long-term debt                                                             10,170          10,453
                                                                        ---------        --------
   Total liabilities                                                      837,604         775,629
                                                                        ---------        --------
Stockholders' equity:
 Common stock, $1 par value; 10,000,000 shares authorized;
   6,438,848 and 6,260,280 shares issued and outstanding                    6,439           6,439
 Capital surplus                                                           15,341          15,341
 Net unrealized loss on investment securities available
    for sale, net of tax                                                     (502)            (75)
 Retained earnings                                                         32,634          30,696
                                                                        ---------        --------
    Total stockholders' equity                                             53,912          52,401
                                                                        ---------        --------
                                                                       $  891,516         828,030
                                                                        =========        ========

                      UNITED COMMUNITY BANKS, INC. & SUBSIDIARIES
                           Consolidated Statements of Earnings
                                      (Unaudited)

                                                                          For the Three Months Ended
                                                                                     March 31,
                                                                           1997                  1996
                                                                       -----------            -----------
                                                                      (In Thousands Except Per Share Data)
INTEREST INCOME:
   Interest and fees on loans                                         $    15,729          $     12,057
   Interest on deposits with other banks                                     -                       22
   Interest on federal funds sold                                             348                   223
   Interest on investment securities:
      U.S. Treasury and U.S. Government agencies                            1,862                 1,613
      State, county and municipal                                             510                   464
                                                                        ---------           -----------
           Total interest income                                           18,449                14,379
                                                                        ---------           -----------

INTEREST EXPENSE:
   Interest on deposits:
      Demand                                                                1,516                 1,004
      Savings                                                                 261                   258
      Time                                                                  6,925                 5,862
                                                                        ---------           -----------
                                                                            8,702                 7,124
                                                                        ---------           -----------

   Borrowed Funds                                                             793                   362
                                                                        ---------           -----------

           Total interest expense                                           9,495                 7,486
                                                                        ---------           -----------

           Net interest income                                              8,954                 6,893

   Provision for loan losses                                                  564                   279
                                                                        ---------           -----------

           Net interest income after provision for loan losses              8,390                 6,614
                                                                        ---------           -----------

NONINTEREST INCOME:
   Service charges and fees                                                   930                   609
   Securities gains, net                                                       (7)                   31
   Mortgage loan and related fees                                             276                   467
   Other noninterest income                                                   263                   212
                                                                        ---------           -----------
           Total noninterest income                                         1,462                 1,319
                                                                        ---------           -----------

NONINTEREST EXPENSE:
   Salaries and employee benefits                                           3,703                 2,935
   Occupancy                                                                  998                   792
   Other noninterest expense                                                2,036                 1,624
                                                                        ---------           -----------
           Total noninterest expense                                        6,737                 5,351
                                                                        ---------           -----------

Earnings before income taxes                                                3,115                2,582

Income taxes                                                                1,015                  909
                                                                        ---------           -----------
Net earnings                                                          $     2,100                1,673
                                                                        =========           ==========


Net earnings per common share                                         $      0.33                 0.27

Weighted average shares outstanding                                     6,438,848            6,260,280

                      UNITED COMMUNITY BANKS, INC. & SUBSIDIARIES
                           Consolidated Statements of Cash Flows
                                        (Unaudited)

                                                                                           For the Three Months Ended
                                                                                                      March 31,
                                                                                             1997                 1996
                                                                                         ---------            ---------
                                                                                                   (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                                                          $    2,100          $    1,673
  Adjustments to reconcile net earnings to net cash
    provided (used) by operating activities:
      Depreciation, amortization and accretion                                                 491                 517
      Provision for loan losses                                                                564                 279
      Gain on sale of investment securities                                                      7                 (31)
      Change in assets and liabilities:
         Interest receivable                                                                  (829)               (523)
         Interest payable                                                                      311                (352)
         Other assets                                                                        1,165                (766)
         Accrued expenses and other liabilities                                             (1,071)              1,355
  Change in mortgage loans held for sale                                                     1,203               2,246
                                                                                         ---------           ---------

            NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                 3,941               4,398
                                                                                         ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities and calls of securities held to maturity                          5,007               4,512
  Purchases of securities held to maturity                                                  (1,676)             (6,436)
  Proceeds from sales of securities available for sale                                       3,266               2,507
  Proceeds from maturities and calls of securities available for sale                        4,730              12,740
  Purchases of securities available for sale                                               (31,571)            (14,420)
  Net increase in loans                                                                    (51,188)            (20,815)
  Proceeds from sale of other real estate                                                        7                --
  Purchase of bank premises and equipment                                                     (953)               (176)
                                                                                         ---------           ---------

  Net cash used in investing activities                                                    (72,378)            (22,088)
                                                                                         ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in demand and savings deposits                                               13,034              12,476
  Net increase in time deposits                                                             45,138               8,358
  Proceeds from long-term debt                                                                 750                 -
  Proceeds from Other Borrowings                                                             4,500                 -
  Repayments of long-term debt                                                                (283)               (283)
  Repayments of Other Borrowings                                                              (400)                (54)
  Cash paid for dividends                                                                     (161)                -
                                                                                         ---------           ---------

            NET CASH PROVIDED BY FINANCING ACTIVITIES                                       62,578              20,497
                                                                                         ---------           ---------

Net increase (decrease) in cash and cash equivalents                                        (5,859)              2,807
Cash and cash equivalents at beginning of period                                            50,592              31,988
                                                                                         ---------           ---------

Cash and cash equivalents at end of period                                              $   44,733          $   34,795
                                                                                         =========           =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
      Interest                                                                         $     9,833          $    7,839
      Income Taxes                                                                     $       929          $      605

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
   Change in dividends payable                                                         $      (161)         $       -
   Transfer of loans to other real estate owned                                        $       274          $      263
   Change in unrealized gain / (loss) on securities available for sale                 $      (669)         $     (595)

           UNITED COMMUNITY BANKS, INC. & SUBSIDIARIES

            Notes to Consolidated Financial Statements


   The accompanying consolidated financial statements have not been audited. The results of operations are not necessarily indicative of the results of operations for the full year or any other interim periods.

   The accounting principals followed by United Community Banks, Inc. ("United") and its bank subsidiaries and the methods of applying these principals conform with generally accepted accounting principals and with general practices within the banking industry. Certain principals, which significantly affect the determination of financial position, results of operation and cash flows are summarized below and in United's annual report on Form 10-K for the year ended
December 31, 1996.


(1) BASIS OF PRESENTATION

   The consolidated financial statements include the accounts of United and its wholly-owned subsidiaries, Union County Bank
(UCB), Carolina Community Bank (Carolina), Peoples Bank (Peoples),
Towns County Bank (Towns) and White County Bank (White) (collectively, the "Bank Subsidiaries" and United Family Finance Company, Inc.
(Finance), a finance company subsidiary . All significant intercompany accounts and transactions have been eliminated in consolidation.
Certain items in prior period's financial statements have been reclassified to conform to the current financial statement presentation.

   The consolidated financial information furnished herein reflects all adjustments that are, in the opinion of management, necessary to present a fair statement of the results of operations and financial position for the periods covered herein and are normal and recurring in nature. For further information, refer to the consolidated financial statements and footnotes included in United's annual report on Form 10-K for the year ended December 31, 1996.


(2) EARNINGS PER SHARE

   Net earnings per common share are based on the weighted average number of common shares outstanding during each period.
The assumed conversion of the convertible subordinated debentures and exercise of stock options does not result in material dilution.


(3) ACQUISITION OF BRANCH OFFICES

  On June 6, 1996, United executed a Purchase and Assumption Agreement to acquire certain assets and deposit liabilities of the Cornelia, Georgia branch office of the First National Bank of Commerce. This branch office had assets of $36 million, total loans of $31million and total deposits of $24 million as of September 30, 1996, the date of closing.


(4) RECENTLY ISSUED ACCOUNTING STANDARDS

   During February 1997, the Financial Accounting Standards
Board issued Statement of Financial Accounting Standards No.
128, "Earnings Per Share" (SFAS 128), SFAS 128 simplifies current standards by eliminating the presentation of primary earnings per share (EPS) and requiring the presentation of basic EPS, which includes no potential common shares and thus no dilution. The statement also requires entities with complex capital structures to present basic and diluted EPS on the face of the income statement and also eliminates the modified treasury stock method of computing potential common shares. The Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Early application is not permitted. Upon adoption, restatement of all prior-period EPS data prescribed is required. Based upon the current capital structure of the Company, this Statement will have no effect on the EPS calculation.

Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS
                                OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                      Results of Operations
OVERVIEW

     Net Earnings for the quarter ended March 31, 1997 increased to $2,100,000 or 26 percent over net earnings for the first quarter of 1996. Net earnings per common share for the first quarter also increased 22 percent from the same period in 1996 to $.33. Net interest income increased 30 percent for the quarter ended March 31, 1997 over the same period of 1996 to 9 million. For the first quarter, the provision for loan losses increased over 100 percent to $564 thousand for the three-month period. Noninterest income and expense rose 11 percent and 26 percent respectively for the first quarter of 1997.


NET INTEREST INCOME

     Net interest income for the quarter ended March 31, 1997 increased $2.1 million over the first quarter of 1996. This increase was the result of a $4.1 million, or 28 percent, increase in interest income and a $2 million, or 27 percent increase in interest expense. The increase in interest income was due to an increase in earning assets of $167 million coupled with an increase in the average yield on earning assets from 9.37 percent to 9.48 percent.

     Interest expense for the three months ended March 31, 1997, increased $2 million, or 27 percent from the prior year, due primarily to a $151 million increase in interest bearing liabilities.


NET INTEREST MARGIN

     The difference between the overall interest income on earning assets and the interest expense paid on all funding sources, including noninterest-bearing deposits, is referred to as the net interest margin. For the first three months of 1997 the net interest margin was 4.66 percent compared to 4.60 percent for the same period in 1996. This 6 basis point increase was the primary result of an increase in loan fees of approximately $400 thousand.


NONINTEREST INCOME AND EXPENSE

     Noninterest income for the first three months of 1997
increased $142 thousand, or 11 percent over the same period in
1996.  Service charges on deposits increased over $320 thousand, or 53 percent. The increase in service charges resulted by the increase in number of accounts and balances outstanding in
transaction deposit accounts.   Mortgage loan and related fees
decreased $191 thousand, or 41% as a result of increased rates for the first three months of 1997, as well as a 30% decrease in volume. Gains on investment securities sold during the first quarter of 1996 were not material.

     Noninterest expenses increased $1.4 million, or 26 percent, during the first three months of 1997 over the same period in 1996. Salaries and employee benefits increased $768 thousand, or 26 percent, for the first quarter. The increase in salaries and benefits were the result of the addition of personnel in connection with the First Bank of Habersham acquisition as well as branch openings in Bryson City, Sylva, and Cashiers in the western Carolina market as well as the opening of United Community Banks of Lumpkin County. Net occupancy expense increased 26 percent due primarily to the increase in facilities as mentioned above. Other noninterest expense, including stationary and supplies and advertising, increased $412 thousand during the quarter, primarily the result of the name change from Citizens Bank to Carolina Community Bank.


INCOME TAXES

     Income tax expense increased during the first quarter of 1997 compared to the same period in 1995 by $106 thousand or 12 percent. The effective tax rates for the three months ended March 31, 1997 and 1996 were 33 percent and 35 percent, respectively. The decrease is primarily due to a higher mix of loans and, tax-exempt securities held in portfolio.

PROVISION AND ALLOWANCE FOR POSSIBLE LOAN LOSSES

     The provision for loan losses for the three months ended March 31, 1997 increased $285 thousand to $564 thousand from the $279 thousand reported for the same period in 1996. Management considers the size and character of the loan portfolio, changes in nonperforming and past due loans, historical loan loss experience, and the existing risk of individual loans, concentrations of loans to specific borrowers and existing and prospective economic conditions when determining the adequacy of the allowance for loan losses. The allowance for loan losses at March 31, 1997 was $8.2 million compared to $7.7 million at December 31, 1996. The ratio of the allowance for loan losses to loans outstanding at March 31, 1997 was 1.27 percent compared to
1.30 percent at December 31, 1996. It is management's belief that the allowance for loan losses is adequate to absorb probable loss in the portfolio.


NONPERFORMING ASSETS AND PAST DUE LOANS

     Nonperforming assets, comprised of nonaccrual loans, other real estate owned and loans for which payments are more than 90 days past due, totaled $644 thousand at March 31, 1997 compared to $1.45 million at March 31, 1996. Nonperforming assets as a percentage of total loans and other real estate owned were .11 percent at March 31, 1997 and .31 percent at March 31, 1996.

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

     At March 31, 1997, management was unaware of any known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on United's liquidity, capital resources or operations.


                       Financial Condition

OVERVIEW

     Total assets at March 31, 1996 were $892 million representing a $63.5 million or an 8 percent increase from December 31, 1996 and a $209 million or a 31 percent increase from March 31, 1996.


ASSETS AND FUNDING

     At March 31, 1997, earning assets totaled $833 million, an increase of $62 million from December 31, 1996. The mix of earning assets remained relatively the same during the first three months of 1997. Loans comprised 77 percent of total earning assets; while the percentage of earning assets represented by total investment securities was 20 percent at March 31, 1997, compared to 19 percent at December 31, 1996.

     Interest bearing deposits at March 31, 1997 increased $55 million from December 31, 1996, while non-interest bearing deposits increased over $3 million since December 31, 1996. At March 31, 1997, deposits accounted for 94 percent of United's funding, unchanged from year-end.


LIQUIDITY AND CAPITAL RESOURCES

   Net cash provided by operating activities totaled $ 4 million for the three months ended March 31, 1997. For the first quarters of 1997, net cash used by investing activities of $ 72 million consisted of proceeds from maturities of investment securities of $ 5 million, proceeds from the sale of investment securities of $ 3 million, offset by cash outflows of $ 32 million in investment securities purchases, a $ 51 million increase in loans outstanding and purchases of bank premises and equipment of $953 thousand. Net cash provided by financing activities consisted largely of the $ 58 million increase in time and deposits accounts, as well as an increase of $ 5 million in other borrowings.

   Total stockholders' equity at March 31, 1997, was 6.05 percent of total assets compared to 6.33 percent at December 31, 1996. The slight decrease is attributed to an increase in total assets of $65 million in addition to the change in the unrealized gain /
(loss) on securities of $428 thousand.

          UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

                    PART II. OTHER INFORMATION




   Item 1. Legal Proceedings - None

   Item 2. Changes in Securities - None

   Item 3. Defaults Upon Senior Securities - None

   Item 4. Submission of Matters to a Vote of Security Holders - None

   Item 5. Other Information - None

   Item 6. Exhibits and Reports on Form 8-K.

           Exhibit 27 - Financial Data Schedule (for SEC use only) Form 8-K - None.

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


                              Date:  May 10, 1997





                              By: /s/ Christopher J. Bledsoe
                                      Christopher J. Bledsoe
                                      Chief Financial Officer
                                      (Principal Financial Officer)


                              Date:  May 10, 1997