Form 10-Q
period 1997-06-30
UNITED COMMUNITY BANKS INC
filed 1997-08-14
CIK 857855

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549

                              FORM 10-Q

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Quarterly Period Ended June 30, 1997

                                 OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Transition Period from ___________ to __________

                   Commission file number 0-21656


                    UNITED COMMUNITY BANKS, INC.
       (Exact name of registrant as specified in its charter)

      Georgia                                      58-180-7304
-------------------------          ------------------------------------
(State of incorporation)           (I.R.S. Employer Identification No.)



P.O. Box 398, 59 Highway 515
Blairsville, Georgia                             30512
-------------------------------                ----------
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

                            YES XX  NO
                                ---   ---

       Common stock, par value $1 per share: 6,738,848 shares
                  outstanding as of August 12, 1997
            UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

                                INDEX

                                                                 Page

PART I FINANCIAL INFORMATION

 Item 1. Financial Statements

   Consolidated Balance Sheets at June 30, 1997
       and December 31, 1996                                                3

   Consolidated Statements of Earnings for the Three Months and
       Six Months Ended June 30, 1997 and 1996                              4

   Consolidated Statements of Cash Flows for the Six Months
       Ended June 30, 1997 and 1996                                         5

   Notes to Consolidated Financial Statements                               6

 Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                              8


PART II OTHER INFORMATION

   Item 1. Legal Proceedings                                                12

   Item 2. Changes in Securities                                            12

   Item 3. Defaults Upon Senior Securities                                  12

   Item 4. Submission of Matters to a Vote of Security Holders              12

   Item 5. Other Information                                                12

   Item 6. Exhibits and Reports on Form 8-K                                 12

                 UNITED COMMUNITY BANKS, INC. & SUBSIDIARIES
                          Consolidated Balance Sheets
                                    (Unaudited)

                                                                                         June 30,             December 31,
                                                                                           1997                   1996
                                                                                       ----------             ------------
                                                                                                (In Thousands)
ASSETS

 Cash and due from banks                                                              $    43,135                26,377
 Federal funds sold                                                                        32,530                24,215
                                                                                       ----------             ---------
   Cash and cash equivalents                                                               75,665                50,592
                                                                                       ----------             ---------

 Securities held to maturity (estimated fair value of $66,592 and $72,335)                 65,958                72,022
 Securities available for sale                                                            122,475                74,864
 Mortgage loans held for sale                                                               2,845                 6,727
 Loans                                                                                    687,410               592,351
    Less: Allowance for loan losses                                                         8,612                 7,683
                                                                                       ----------             ---------
      Loans, net                                                                          678,798               584,671
                                                                                       ----------             ---------
 Premises and equipment                                                                    21,636                18,650
 Accrued interest receivable                                                                9,668                 7,780
 Other assets                                                                              11,486                12,724
                                                                                       ----------             ---------
                                                                                      $   988,531               828,030
                                                                                       ==========             =========

LIABILITIES AND STOCKHOLDERS' EQUITY
 Deposits:
  Demand                                                                              $    94,474                77,908
  Interest-bearing demand                                                                 167,494               158,124
  Savings                                                                                  40,229                39,001
  Time                                                                                    556,639               445,693
                                                                                       ----------             ---------
     Total deposits                                                                       858,836               720,726


 Accrued expenses and other liabilities                                                     5,667                 5,876
 Borrowed funds                                                                            49,844                38,574
 Long-term debt                                                                            10,915                10,453
                                                                                       ----------             ---------
     Total liabilities                                                                    925,262               775,629
                                                                                       ----------             ---------
 Stockholders' equity:
  Preferred Stock                                                                             -                     -
  Common stock, $1 par value; 10,000,000 shares authorized;
    6,438,848 and 6,260,280 shares issued and outstanding                                   6,739                 6,439
  Capital surplus                                                                          21,517                15,341
  Net unrealized gain (loss) on investment securities available for sale, net of tax          157                   (75)
  Retained earnings                                                                        34,856               30,696
                                                                                       ----------             ---------
      Total stockholders' equity                                                           63,269                52,401
                                                                                       ----------             ---------
                                                                                      $   988,531               828,030
                                                                                        =========             =========

                  UNITED COMMUNITY BANKS, INC. & SUBSIDIARIES
                      Consolidated Statements of Earnings
                                     (Unaudited)

                                                       For the Three Months Ended                   For the Six Months Ended
                                                                 June 30,                                    June 30,
                                                         1997                 1996                  1997                1996
                                                        -----                 ----                  ----                ----
                                                                           (In Thousands Except Per Share Data)
INTEREST INCOME:
   Interest and fees on loans                       $   17,466               12,872                33,195            $   24,930
   Interest on deposits with other banks                   170                   12                   170                    34
   Interest on federal funds sold                          417                  194                   765                   417
   Interest on investment securities:
     U.S. Treasury and U.S. Government agencies          2,063                1,476                 3,925                 3,089
     State, county and municipal                           523                  469                 1,033                   933
                                                     ---------            ---------             ---------             ---------
          Total interest income                         20,639               15,023                39,088                29,403
                                                     ---------            ---------             ---------             ---------
Interest expense:
   Interest on deposits:
      Demand                                             1,548                1,014                 3,064                 2,018
      Savings                                              268                  262                   529                   520
      Time                                               7,970                5,705                14,895                11,567
                                                     ---------            ---------             ---------             ---------
                                                         9,786                6,981                18,488                14,105
                                                     ---------            ---------             ---------             ---------
   Borrowed Funds                                          945                  363                 1,738                   725
                                                     ---------            ---------             ---------             ---------
            Total interest expense                      10,731                7,344                20,226                14,830
                                                     ---------            ---------             ---------             ---------
            Net interest income                          9,908                7,679                18,862                14,573

   Provision for loan losses                               669                  288                 1,233                   567
                                                     ---------            ---------             ---------             ---------
        Net interest income after provision for
           loan losses                                   9,239                7,391                17,629                14,006
                                                     ---------            ---------             ---------             ---------
Noninterest income:
   Service charges and fees                              1,027                  664                 1,957                 1,273
   Securities (losses) gains, net                           (1)                 (16)                   (8)                   15
   Mortgage loan and related fees                          275                  390                   551                   857
   Other noninterest income                                349                  137                   612                   350
                                                     ---------            ---------             ---------             ---------
           Total noninterest income                      1,650                1,175                 3,112                 2,495
                                                     ---------            ---------             ---------             ---------
Noninterest expense:
   Salaries and employee benefits                        4,168                3,166                 7,871                 6,101
   Occupancy                                             1,109                  835                 2,107                 1,627
   Deposit insurance premiums                               25                    6                    43                    17
   Other noninterest expense                             2,126                1,656                 4,144                 3,269
                                                     ---------            ---------             ---------             ---------
           Total noninterest expense                     7,428                5,663                14,165                11,014
                                                     ---------            ---------             ---------             ---------
           Earnings before income taxes                  3,461                2,903                 6,576                 5,487
Income taxes                                             1,072                1,008                 2,087                 1,917
                                                     ---------            ---------             ---------             ---------
           NET EARNINGS                             $    2,389                1,895                 4,489                 3,570
                                                     =========            =========             =========             =========
Net earnings per common share                       $     0.36                 0.30                  0.68                  0.57
Weighted average shares outstanding                  6,696,050            6,260,280             6,567,450             6,260,280

                      UNITED COMMUNITY BANKS, INC. & SUBSIDIARIES
                          Consolidated Statements of Cash Flows
                                       (Unaudited)

                                                                                       For the Six Months Ended
                                                                                               June 30,
                                                                                       1997                 1996
                                                                                       ----                 ----
                                                                                            (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings                                                                       $  4,489               $  3,570
 Adjustments to reconcile net earnings to net cash
  provided by operating activities:
    Depreciation, amortization and accretion                                           1,019                  1,201
    Provision for loan losses                                                          1,233                    567
    Gain on sale of investment securities                                                  8                    (15)
    Change in assets and liabilities:
      Interest receivable                                                             (1,889)                  (572)
      Interest payable                                                                   797                   (490)
      Other assets                                                                       270                   (563)
      Accrued expenses and other liabilities                                          (1,005)                 1,022
 Change in mortgage loans held for sale                                                3,882                  4,444
                                                                                     -------                -------
       NET CASH PROVIDED BY OPERATING ACTIVITIES                                       8,804                  9,164
                                                                                     -------                -------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from maturities and calls of securities held to maturity                     7,738                  8,911
 Purchases of securities held to maturity                                             (3,270)                (7,476)
 Proceeds from sales of securities available for sale                                  3,768                 11,949
 Proceeds from maturities and calls of securities available for sale                   8,518                 20,171
 Purchases of securities available for sale                                          (58,127)               (19,787)
 Net increase in loans                                                               (95,039)               (58,349)
 Proceeds from sale of other real estate                                                 -                       35
 Purchase of bank premises and equipment                                              (3,636)                  (616)
                                                                                     -------                -------
       NET CASH USED IN INVESTING ACTIVITIES                                        (140,048)               (45,162)
                                                                                     -------                -------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in demand and savings deposits                                          27,163                 17,892
 Net increase in time deposits                                                       110,945                 13,721
 Proceeds from long-term debt                                                          1,090                    -
 Repayments of long-term debt                                                           (565)                  (565)
 Proceeds from other borrowings                                                       12,810                  6,000
 Repayments of other borrowings                                                       (1,602)                  (141)
 Proceeds from sale of common stock                                                    6,476                     -
 Cash paid for dividends                                                                (329)                    -
                                                                                     -------                -------
        NET CASH PROVIDED BY FINANCING ACTIVITIES                                    155,988                 36,907
                                                                                     -------                -------
Net increase (decrease) in cash and cash equivalents                                  25,071                    909
Cash and cash equivalents at beginning of period                                      50,592                 31,988
                                                                                     -------                -------
Cash and cash equivalents at end of period                                          $ 75,665               $ 32,897
                                                                                     =======                =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the period for:
   Interest                                                                         $ 19,429               $  15,320
   Income Taxes                                                                     $  2,514               $   1,800

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
   Transfer of loans to other real estate owned                                     $    693               $      444
   Change in unrealized gain / (loss) on securities available for sale,
     net of tax                                                                     $    232               $     (698)

             UNITED COMMUNITY BANKS, INC. & SUBSIDIARIES

             Notes to Consolidated Financial Statements


   The accompanying consolidated financial statements have not been audited. The results of operations are not necessarily indicative of the results of operations for the full year or any other interim periods.

   The accounting principales followed by United Community Banks, Inc. ("United") and its bank subsidiaries and the methods of applying these principales conform with generally accepted accounting principales and with general practices within the banking industry. Certain principales, which significantly affect the determination of financial position, results of operation and cash flows are summarized below and in United's annual report on Form 10-K for the year ended, December 31, 1996.


(1) Basis of Presentation
    ---------------------

   The consolidated financial statements include the accounts of United and its wholly-owned subsidiaries, Union County Bank
(UCB), Carolina Community Bank (Carolina), Peoples Bank (Peoples), Towns County Bank (Towns) and White County Bank (White). All significant intercompany accounts and transactions have been eliminated in consolidation. Certain items in prior period's financial statements have been reclassified to conform to the current financial statement presentation.

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

(2) Proposed Acquisitions
    ---------------------

     On June 12, 1997, United executed a Purchase Assumption Agreement to acquire First Clayton Bank and Trust. First Clayton had total assets of $68 million, loans of $51 million and deposits of $62 million.

(3)  Common Stock Offering
     ---------------------

     During the second quarter, United issued an additional 300,000 shares of common stock at $22 a share. After the offering, 6,937,248 shares will be deemed outstanding.

(4) Earnings Per Share
    ------------------

   Net earnings per common share are based on the weighted average number of common shares outstanding during each period.
The assumed conversion of the convertible subordinated debentures and exercise of stock options does not result in material dilution.

(5)  Recently Issued Accounting Standards
     ------------------------------------

     During February 1997, the Financial Accounting Standards Board
(FASB) issued SFAS No. 128, "Earnings per Share." SFAS 128 simplifies current standards by eliminating the presentation of primary earnings per share (EPS) and requiring the presentation of basic EPS, which includes no potential common shares and thus no dilution. The Statement also requires entities with complex capital structures to present basic and diluted EPS on the face of the income statement and also eliminates the modified treasury stock method of computing potential common shares. The Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Early application is not permitted. Upon adoption, restatement of all prior period EPS data presented is required.

ITEM II
               MANAGEMENT'S DISCUSSION AND ANALYSIS
                                OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                       Financial Condition


OVERVIEW

     Total assets at June 30, 1997 were $989 million representing a $161 million or a 19 percent increase from December 31, 1996 and a $288 million or a 41 percent increase from June 30, 1996.

     On June 12, 1997, United executed a Purchase Assumption Agreement to acquire First Clayton Bank and Trust. First Clayton had total assets of $68 million, loans of $51 million and deposits of $62 millsion.

ASSETS AND FUNDING

     At June 30, 1997, earning assets totaled $911 million, an increase of $141 million from December 31, 1996. The mix of earning assets remained relatively the same during the first six months of 1996. Loans comprised 75 percent of total earning assets, compared to 77 percent at December 31, 1996. In addition, the percentage of earning assets represented by total investment securities was 21 percent at June 30, 1997, compared to 19 percent at December 31, 1996.

     Interest bearing deposits at June 30, 1997 increased $121 million from December 31, 1996, while non-interest bearing deposits increased $17 million since December 31, 1996. At June
30, 1997, deposits accounted for 94 percent of United's funding, unchanged from year end.


LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities totaled $9.1 million for the six months ended June 30, 1997. For the first six months of 1997, net cash used by investing activities of $140 million consisted of proceeds from maturities of investment securities of $16.3 million, proceeds from the sale of investment securities of $3.8 million, offset by cash outflows of $ 61.4 million in investment securities purchases, a $95 million increase in loans outstanding and purchases of bank premises and equipment of $3.6 million. Net cash provided by financing activities consisted largely of the $138 million increase in deposits accounts, an increase of $12 million in other borrowings, as well as cash proceeds of $6.5 million from the sale of common stock.

   Total stockholders' equity at June 30, 1997, was 6.40 percent of total assets compared to 6.33 percent at December 31, 1996. The slight increase is attributed to the $6.6 million dollar stock offering in the second quarter of 1997 offset by the growth in assets of $161 million for the first six month of 1997.

     At June 30, 1997, the Company and its bank's subsidiaries were in compliance with various regulatory capital requirements administrated by the Federal banking agencies.

                      Results of Operations


OVERVIEW

     Net earnings for the six ended months June 30, 1997 increased to $4.5 million or 26 percent over net earnings for the first half of 1996. Net earnings per common share for the first quarter also increased 19 percent from the same period in 1996 to $.68. Net interest income increased 29 percent for the six months ended June 30, 1997 over the same period of 1996 to $18.9 million. For the first half of 1997, the provision for loan losses increased over 100 percent to $1.2 million for the six month period. Noninterest income and expense rose 25 percent and 29 percent respectively for the first six months of 1997.

NET INTEREST INCOME

     Net interest income for the six months ended June 30, 1997 increased $4.3 million over the first half of 1996. This increase was the result of a $9.7 million, or 33 percent, increase in interest income and a $5.4 million, or 37 percent increase in interest expense. The increase in interest income was primarily due to an increase in average earning assets of $210 million, or 33 percent, which more than offset a 11 basis point decline in the average yield on earning assets from 9.12 percent to 9.01 percent. The largest portion of the increase in average earning assets occurred in the average balance of loans, which increased 39 percent, or $178 million, and in total investment securities which increased $27.3 million. These increases were funded primarily by increases in time deposits.

     Interest expense for the six months ended June 330, 1997, increased by $5.4 million, or 37 percent. The increase in interest expense was due primarily to a 34 percent in total interest bearing liabilities coupled with an increase of 13 basis points increase in the rate paid on liabilities. The majority of the increase in interest bearing liabilities was due to a $117 million, or 31 percent, increase in time deposit. Simarily the increase in the rate paid on interest bearing liabilities is the result of a Certificates of Deposits supplying a greater percentage in the overall funding mix.


NET INTEREST MARGIN

     The difference between the overall interest income on earning assets and the interest expense paid on all funding sources, including noninterest bearing deposits, expressed as a percentage of earning assets is referred to as the net interest margin. For the first six months of 1997 the net interest margin was 4.67 percent compared to 4.84 percent for the same period in 1996. This 17 basis point decrease was the primary result of a decrease in the overall earning asset yield of 11 basis points coupled with an increase in the average rate paid for interest bearing liabilities of 13 basis points. The decrease in the average earning asset yield is the result of a decrease in the average loan yield of 31 basis points offset slightly by an increase in the yield earned on the investment securities. The increase in the rate paid on interest bearing liabilities is attributed to time deposits representing a higher percentage of the interest bearing liability funding mix for the first six months of 1997 over the same period in 1996.

NONINTEREST INCOME AND EXPENSE

     Noninterest income for the first six months of 1997 increased $684 thousand, or 25 percent over the same period in 1996. Service charges on deposits increased over $684 thousand, or 54 percent. The increase in service charges resulted by the increase in number of accounts and balances outstanding in transaction deposit accounts coupled with the Habersham acquisition as well as branch openings in the Georgia and western
North Carolina markets.   Mortgage loan and related fees
decreased $306 thousand, or 36% as a result of increased rates for the first six months of 1997.

     Noninterest expenses increased $3.1 million, or 29 percent, during the first six months of 1997 over the same period in 1996. Salaries and employee benefits increased $1.8 million, or 29 percent, for the first half. The increase in salaries and benefits were the result of the addition of personnel in connection with the First Bank of Habersham acquisition as well as branch openings in Bryson City, Sylva, Cashiers, and Brevard in the western North Carolina market and the opening of United Community Banks of Lumpkin County. Net occupancy expense increased 30 percent due primarily to the increase in the new facilities as mentioned above. Other noninterest expense, including stationary and supplies and advertising , increased $901 thousand during the first half of 1997. The increase in other noninterest expense is attributed to the new branches and normal business growth as discussed previously.


INCOME TAXES

     Income tax expense increased during the first six months of 1997 compared to the same period in 1996 by $170 thousand or 9 percent. The effective tax rates for the six months ended June 30, 1997 and 1996 were 32 percent and 35 percent, respectively.
The decrease is primarily due to a higher mix of both federal and state tax-exempt interest income relative to pre-tax earnings.


PROVISION AND ALLOWANCE FOR POSSIBLE LOAN LOSSES

     The provision for loan losses for the six months ended June 30, 1997 increased $667 thousand to $1.2 million from the $567 thousand reported for the same period in 1996. Management considers the size and character of the loan portfolio, changes in nonperforming and past due loans, historical loan loss experience, the existing risk of individual loans, concentrations of loans to specific borrowers and existing and prospective economic conditions when determining the adequacy of the allowance for loan losses. The allowance for loan losses at June 30, 1997 was $8.6 million compared to $7.7 million at December 31, 1996. The ratio of the allowance for loan losses to loans outstanding at June 30, 1997 was 1.25 percent compared to 1.30 percent at December 31, 1996. It is management's belief that the allowance for loan losses is adequate to absorb probable loss in the portfolio.

NONPERFORMING ASSETS AND PAST DUE LOANS

     Nonperforming assets, comprised of nonaccrual loans, other real estate owned and loans for which payments are more than 90 days past due, totaled $687 thousand at June 30, 1997 compared to $1.45 million at December 31, 1996. Nonperforming assets as a percentage of total loans and other real estate owned was .19 percent at June 30, 1996 and .26 percent at June 30, 1996.

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

     At June 30, 1997, management was unaware of any known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on United's liquidity, capital resources or operations.

            UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

                     PART II. OTHER INFORMATION




   Item 1. Legal Proceedings - None
           -----------------

   Item 2. Changes in Securities - None
           ---------------------


   Item 3. Defaults Upon Senior Securities - None
           -------------------------------

   Item 4. Submission of Matters to a Vote of Security Holders -
           ---------------------------------------------------

           a) United Community Banks, Inc. 1997 Annual
              Meeting of  Stockholders was held April 17, 1997

           b) The following slate of directors was slated to serve the current year term:

          James A Brackett, Jr.         P. Deral Horne
          Billy M. Decker               Charles E. Parks
          Thomas C. Gilliland      Clarence W. Mason Jr.
          Robert L. Head  Jr.      W. C. Nelson, Jr.
          Charles E. Hill               Jimmy C. Tallent
          Hoyt O. Holloway

          4,828,312 shares were voted for the slate of directors and 330 shares voted against the slate.

           c) The shareholders of United voted on the proposal to amed the Key Individual Stock Option Plan to increase the number of shares authorized under the plan. 4,814,062 (74.77%) shares were voted for the proposal, 6,400 (.10%) shares voted against the proposal, 8,180 (.13%) shares abstained from the vote.

       No matters, other than the election of the above slate of directors and the above referenced proposal to amend the Key Individual Stock Option Plan, were voted on at the annual meeting.

   Item 5. Other Information -
           -----------------

     On June 12, 1997, United executed a Purchase Assumption Agreement to acquire First Clayton and Trust. First Clayton had total assets of $68 million, loans of $51 million and deposits of $62 million.

   Item 6. Exhibits and Reports on Form 8-K - None
           --------------------------------

           Exhibit 27 - Financial Data Schedule (for SEC use only)

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

                                  Date:    August 13, 1997





                              By: /s/ Christopher J. Bledsoe
                                      Christopher J. Bledsoe
                                     Chief Financial Officer
                               (Principal Financial Officer)


                                 Date:    August 13, 1997