Form 10-Q
period 1997-09-30
UNITED COMMUNITY BANKS INC
filed 1997-11-14
CIK 857855

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549

                              FORM 10-Q

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended September 30, 1997

                                 OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Transition Period from ________ to ________

                      Commission file number 0-21656


                    UNITED COMMUNITY BANKS, INC.
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)

      Georgia                            58-180-7304
-----------------------      ------------------------------------
(State of incorporation)     (I.R.S. Employer Identification No.)

P.O. Box 398, 59 Highway 515
Blairsville, Georgia                              30512
-------------------------------                ----------
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

                            YES XX  NO

       Common stock, par value $1 per share: 7,385,105 shares outstanding as of November 14, 1997

            UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

                                INDEX

                                                                    Page

PART I FINANCIAL INFORMATION

 Item 1. Financial Statements

   Consolidated Balance Sheets at September 30, 1997
       and December 31, 1996                                           3

   Consolidated Statements of Earnings for the Three months and
       Nine months Ended September 30, 1997 and 1996                   4

   Consolidated Statements of Cash Flows for the Nine months
       Ended September 30, 1997 and 1996                               5

   Notes to Consolidated Financial Statements                          6

 Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                           7



PART II OTHER INFORMATION

   Item 1. Legal Proceedings                                           10

   Item 2. Changes in Securities                                       10

   Item 3. Defaults Upon Senior Securities                             10

   Item 4. Submission of Matters to a Vote of Security Holders         10

   Item 5. Other Information                                           10

   Item 6. Exhibits and Reports on Form 8-K                            10

                UNITED COMMUNITY BANKS, INC. & SUBSIDIARIES
                           Consolidated Balance Sheets
                                  (Unaudited)

                                                                                        September 30,              December 31,
                                                                                            1997                       1996
                                                                                        -------------              ------------
                                                                                                       (In Thousands)
ASSETS

Cash and due from banks                                                                 $    42,417                     28,081
Federal funds sold                                                                            6,435                     24,585
                                                                                         ----------                  ---------
   Cash and cash equivalents                                                                 48,852                     52,666
                                                                                         ----------                  ---------
Securities held to maturity (estimated fair value of $70,012 and $76,624)                    69,062                     77,326
Securities available for sale                                                               142,786                     81,268
Mortgage loans held for sale                                                                  4,332                      6,727
Loans                                                                                       782,510                    634,574
   Less: Allowance for loan losses                                                           (9,987)                    (8,126)
                                                                                         ----------                  ---------
     Loans, net                                                                             772,523                    626,448
                                                                                         ----------                  ---------
Premises and equipment                                                                       24,642                     20,108
Accrued interest receivable                                                                  10,581                      8,534
Other assets                                                                                 11,731                     13,026
                                                                                         ----------                  ---------
                                                                                        $ 1,084,509                    886,103
                                                                                         ==========                  =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Demand                                                                                $   100,445                     82,137
  Interest-bearing demand                                                                   179,501                    167,372
  Savings                                                                                    43,718                     41,963
  Time                                                                                      621,637                    481,829
                                                                                         ----------                  ---------
     Total deposits                                                                         945,301                    773,301

Accrued expenses and other liabilities                                                        6,198                      6,094
Borrowed Funds                                                                               51,385                     38,574
Long-term debt                                                                                9,605                     10,453
                                                                                         ----------                  ---------
     Total liabilities                                                                    1,012,489                    828,422
                                                                                         ----------                  ---------
Stockholders' equity:
 Common stock, $1 par value; 10,000,000 shares authorized;
   7,385,105 and 7,085,105 shares issued and outstanding                                      7,385                      7,085
 Capital surplus                                                                             24,698                     18,522
 Net unrealized loss on investment securities available for sale, net of                        558                        (87)
   tax
 Retained earnings                                                                           39,379                     32,161
                                                                                         ----------                  ---------
      Total stockholders' equity                                                             72,020                     57,681
                                                                                         ----------                  ---------
                                                                                        $ 1,084,509                    886,103
                                                                                         ==========                  ==========

                      UNITED COMMUNITY BANKS, INC. & SUBSIDIARIES
                          Consolidated Statements of Earnings
                                       (Unaudited)

                                                                  For the Three Months Ended       For the Nine Months Ended
                                                                         September 30,                      September 30,
                                                                     1997          1996              1997                 1996
                                                                ----------     ----------        ----------          ----------
                                                                                    (In Thousands Except Per Share Data)
INTEREST INCOME:
   Interest and fees on loans                                  $    19,841    $    14,925       $    55,435        $     41,721
   Interest on deposits with other banks                                17             13               187                  47
   Interest on federal funds sold                                      610            259             1,394                 737
   Interest on investment securities:
      U.S. Treasury and U.S. Government agencies                     3,033          1,644             7,258               5,058
      State, county and municipal                                      (50)           503             1,033               1,479
                                                                ----------     ----------        ----------          ----------
           Total interest income                                    23,451         17,343            65,307              49,042
                                                                ----------     ----------        ----------          ----------
INTEREST EXPENSE:
  Interest on deposits:
    Demand                                                           1,742           1,701            4,941               3,853
    Savings                                                            305             290              883                 853
    Time                                                             9,432           6,127           25,517              18,660
                                                                 ----------     ----------        ----------          ----------
                                                                    11,479           8,118           31,341              23,366
                                                                 ----------     ----------        ----------          ----------
   Borrowed Funds                                                      935             493            2,673               1,218
                                                                 ----------     ----------        ----------          ----------
      Total interest expense                                        12,414           8,611           34,014              24,584
                                                                 ----------     ----------        ----------          ----------
      Net interest income                                           11,037           8,732           31,293              24,458

Provision for loan losses                                              768             384            2,066               1,001
                                                                 ---------      ----------        ----------          ---------
      Net interest income after provision for loan losses           10,269           8,348           29,227              23,457
                                                                ----------      ----------        ----------          ---------

NONINTEREST INCOME:
   Service charges and fees                                         1,092             713             3,190              2,085
   Securities gains, net                                              259               2               242                 18
   Mortgage loan and related fees                                     263             361               814              1,218
   Other noninterest income                                           126             218               761                609
                                                                ---------      ----------        ----------          ----------
       Total noninterest income                                     1,740           1,294             5,007              3,930
                                                                ---------       ---------        ----------          ---------

NONINTEREST EXPENSE:
  Salaries and employee benefits                                   4,485            3,443           12,789               9,872
  Occupancy                                                        1,313              844            3,561               2,606
  Deposit insurance premiums                                          28                4               72                  22
  Other noninterest expense                                        2,005            1,875            6,463               5,411
                                                                --------        ---------        ---------           ---------
        Total noninterest expense                                  7,831           6,166           22,885               17,911
                                                                --------        ---------        ---------           ---------
Earnings before income taxes                                      4,178            3,476           11,349                9,476
Income taxes                                                      1,322            1,127            3,611                3,212
                                                                --------        ---------        ---------           ---------
        NET EARNINGS                                           $  2,856            2,349            7,738               6,264
                                                               ========         ========          ========           ========
Net earnings per common share                                  $   0.39            0.34              1.06                0.90
Weighted average shares outstanding                           7,383,065       6,906,028         7,270,911           6,923,988

                      UNITED COMMUNITY BANKS, INC. & SUBSIDIARIES
                          Consolidated Statements of Cash Flows
                                       (Unaudited)

                                                                                             For the Nine Months Ended
                                                                                                    September 30,
                                                                                               1997             1996
                                                                                         -----------       -----------
                                                                                                (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                                                          $     7,738             6,265
  Adjustments to reconcile net earnings to net cash
   provided by operating activities:
     Depreciation, amortization and accretion                                                 1,663             1,734
     Provision for loan losses                                                                2,066             1,001
     Gain on sale of investment securities                                                     (242)              (18)
     Change in assets and liabilities:
       Interest receivable                                                                   (2,047)           (1,327)
       Interest payable                                                                       1,041              (199)
       Other assets                                                                             545              (164)
       Accrued expenses and other liabilities                                                 (938)             1,455
  Change in mortgage loans held for sale                                                      2,395             5,688
                                                                                         ----------         ---------
          Net cash provided by operating activities                                          12,221            14,435
                                                                                         ----------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities and calls of securities held to maturity                          13,258            13,049
  Purchases of securities held to maturity                                                   (9,614)           (8,755)
  Proceeds from sales of securities available for sale                                       21,194            13,678
  Proceeds from maturities and calls of securities available for sale                        15,226            21,591
  Purchases of securities available for sale                                                (92,310)          (41,026)
  Net increase in loans                                                                    (148,076)         (103,440)
  Proceeds from sale of other real estate                                                      -                   54
  Purchase of bank premises and equipment                                                    (5,650)           (1,593)
                                                                                         ----------         ---------
          Net cash used in investing activities                                            (205,972)         (106,442)
                                                                                         ----------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in demand and savings deposits                                                32,190            57,722
  Net increase in time deposits                                                             139,809            10,686
  Repayments of long-term debt                                                                 (848)             (573)
  Proceeds from other borrowings                                                             21,937            29,060
  Repayments of other borrowings                                                             (9,126)             (238)
  Net Proceeds from sale of common stock                                                      6,476                -
  Purchase of treasury stock                                                                    -                (411)
  Cash paid for dividends                                                                      (501)             (250)
                                                                                         ----------         ---------
          Net cash provided by financing activities                                         189,937            95,996
                                                                                         ----------         ---------
Net increase (decrease) in cash and cash equivalents                                         (3,814)            6,674
Cash and cash equivalents at beginning of period                                             52,666            34,254
                                                                                         ----------         ---------
Cash and cash equivalents at end of period                                              $    48,852            40,928
                                                                                         ==========         =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest                                                                           $    34,628            24,783
     Income taxes                                                                       $     3,985             3,080

Schedule of noncash investing and financing activities:
   Change in dividends payable                                                          $      (501)             -
   Transfer of loans to other real estate owned                                         $     1,210               388
   Change in unrealized gain / (loss) on securities available for sale                  $     1,034            (1,237)

             UNITED COMMUNITY BANKS, INC. & SUBSIDIARIES

             Notes to Consolidated Financial Statements


   The accompanying consolidated financial statements have not been audited. The results of operations are not necessarily indicative of the results of operations for the full year or any other interim periods.

   The accounting principles followed by United Community Banks, Inc. ("United") and its bank subsidiaries and the methods of applying these principles conform with generally accepted accounting principles and with general practices within the banking industry. Certain principles, which significantly affect the determination of financial position, results of operation and cash flows are summarized below and in United's annual report on Form 10-K for the year ended December 31, 1996.

(1) BASIS OF PRESENTATION

   The consolidated financial statements include the accounts of United and its wholly-owned subsidiaries, United Community Bank
(UCB), Carolina Community Bank (Carolina), Peoples Bank
(Peoples), Towns County Bank (Towns), White County Bank (White), and First Clayton Bank and Trust (Clayton) (collectively, the "Bank Subsidiaries" and United Family Finance Company, Inc. (Finance), a finance company subsidiary). All significant intercompany accounts and transactions have been eliminated in consolidation. Certain items in prior period's financial statements have been reclassified to conform to the current financial statement presentation.

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

(2)  BUSINESS COMBINATIONS

   On September 12, 1997, United completed the acquisition of First Clayton Bank and Trust (Clayton) of Rabun County, Georgia, with the issuance of 646,555 shares of United's common stock. At the date of closing, Clayton had assets of $73 million and equity of $6 million. The transaction was accounted for under the pooling-of-interest method of accounting and accordingly all prior period information has been restated.

   On August 21, 1997, United executed a Purchase and Assumption
Agreement to acquire certain assets and deposit liabilities of the Ellijay office of The Bank of North Georgia. This branch office had total loans of $3 million, and total deposits of $23 million.

(3) COMMON STOCK OFFERING

   During the second quarter, United issued an additional 300,000 shares of common stock at $22 a share. After the offering, 7,385,105 shares will be deemed outstanding.

(4) EARNINGS PER SHARE

   Net earnings per common share are based on the weighted average number of common shares outstanding during each period. The assumed conversion of the convertible subordinated debentures and exercise of stock options does not result in material dilution.

(5) RECENTLY ISSUED ACCOUNTING STANDARDS

   During February 1997, the Financial Accounting Standards
Board (FASB) issued SFAS No. 128, "Earnings per Share." SFAS 128 simplifies current standards by eliminating the presentation of primary earnings per share (EPS) and requiring the presentation of basic EPS, which includes no potential common shares and thus no dilution. The Statement also requires entities with complex capital structures to present basic and diluted EPS on the face of the income statement and also eliminates the modified treasury stock method of computing potential common shares. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Early application is not permitted. Upon adoption, restatement of all prior period EPS data presented is required.

Item II
               MANAGEMENT'S DISCUSSION AND ANALYSIS
                                OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                       Financial Condition


OVERVIEW

     Total assets at September 30, 1997 were $1.1 billion representing a $198 million or a 22 percent increase from December 31, 1996 and a $250 million or a 30 percent increase from September 30, 1996.

     On September 12, 1997, United completed the acquisition of
First Clayton Bank and Trust (Clayton) of Rabun County, Georgia, with the issuance of 646,555 shares of United's common stock.

ASSETS AND FUNDING

     At September 30, 1997, earning assets totaled $1 billion, an increase of $181 million from December 31, 1996. The mix of earning assets remained relatively the same during the first nine months of 1997. Loans comprised 78 percent of total earning assets, compared to 77 percent at December 31, 1996. In addition, the percentage of earning assets represented by total investment securities was 21 percent at September 30, 1997, compared to 19 percent at December 31, 1996.

     Interest bearing deposits at September 30, 1997 increased $154 million from December 31, 1996, while non-interest bearing deposits increased $18 million since December 31, 1996. At September 30, 1997, deposits accounted for 94 percent of United's funding, unchanged from year end.

LIQUIDITY AND CAPITAL RESOURCES

   Net cash provided by operating activities totaled $12.3 million for the nine months ended September 30, 1997. For the first nine months of 1997, net cash used by investing activities of $206 million consisted of proceeds from maturities of investment securities of $28 million, proceeds from the sale of investment securities of $21 million, offset by cash outflows of $102 million in investment securities purchases, a $148 million increase in loans outstanding and purchases of bank premises and equipment of $6 million. Net cash provided by financing activities consisted largely of the $172 million increase in deposits accounts, a net increase of $13 million in other borrowings, as well as cash proceeds of $6.5 million from the sale of common stock.

   Total stockholders' equity at September 30, 1997, was 6.64 percent of total assets compared to 6.51 percent at December 31, 1996. The slight increase is attributed to the $6.6 million dollar stock offering in the second quarter of 1997 and an increase in the unrealized gain / (loss) on securities available for sale of $645 thousand, offset by the growth in assets of $198 million for the first nine months of 1997.

   At September 30, 1997, the company and its bank subsidiaries were in compliance with various regulatory capital requirements administrated by the Federal banking agencies.

                      RESULTS OF OPERATIONS


OVERVIEW

     Net earnings for the nine months ended September 30, 1997 increased to $7.7 million or 24 percent over net earnings for the first nine months of 1996. Net earnings per common share for the third quarter also increased 15 percent from the same period in 1996 to $0.39. Net interest income increased 28 percent for the three quarters ended September 30, 1997 over the same period of 1996 to $31.2 million. For the first nine months of 1997, the provision for loan losses increased over 100 percent to $2.1 million for the nine month period. Noninterest income and expense rose 27 percent and 28 percent respectively for the first nine months of 1997.

NET INTEREST INCOME

     Net interest income for the nine months ended September 30, 1997 increased $6.8 million over the first nine months of 1996. This increase was the result of a $16.3 million, or 33 percent, increase in interest income and a $9.4 million, or 38 percent, increase in interest expense. The increase in interest income was primarily due to an increase in average earning assets of $237 million, or 34 percent, which more than offset a 10 basis point decline in the average yield on earning assets from 9.08 percent to 8.98 percent. The largest portion of the increase in average earning assets occurred in the average balance of loans, which increased 37 percent, or $191 million, and in total investment securities which increased $37 million. These increases were funded primarily by increases in time deposits.

     Interest expense for the nine months ended September 30, 1997, increased by $9.4 million, or 38 percent. The increase in interest expense was due primarily to a 36 percent increase in total interest bearing liabilities coupled with an increase of 17 basis points in the rate paid on liabilities. The majority of the increase in interest bearing liabilities was due to a $158 million, or 39 percent, increase in time deposits via promotions in new markets. Similarly the increase in the rate paid on interest bearing liabilities is the result of a time deposits supplying a greater percentage in the overall funding mix.


NET INTEREST MARGIN

     The difference between the overall interest income on earning assets and the interest expense paid on all funding sources, including noninterest bearing deposits, expressed as a percentage of earning assets, is referred to as the net interest margin. For the first nine months of 1997, the net interest margin was 4.61 percent compared to 4.85 percent for the same period in 1996. This 24 basis point decrease was primarily the result of a decrease in the overall earning asset yield of 10 basis points coupled with an increase in the average rate paid for interest bearing liabilities of 17 basis points. The decrease in the average earning asset yield is the result of a decrease in the average loan yield of 18 basis points offset slightly by an increase in the yield earned on the investment securities. The increase in the rate paid on interest bearing liabilities is attributed to time deposits representing a higher percentage of the interest bearing liability funding mix for the first nine months of 1997 over the same period in 1996.

NONINTEREST INCOME AND EXPENSE

     Noninterest income for the first nine months of 1997 increased $1.1 million, or 27 percent over the same period in 1996. Service charges on deposits increased over $1.1 million, or 51 percent. The increase in service charges resulted from an increase in number of accounts and balances outstanding in transaction deposit accounts and branch openings in the western
North Carolina markets.   Other income increased $153 thousand;
this increase is primarily attributed to an increase in gains on the sale of SBA loans. These increases in noninterest income are offset slightly by a decrease in mortgage loan and related fees, which decreased $370 thousand, as a result of increased rates for the first nine months of 1997.

     Noninterest expenses increased $5 million, or 28 percent, during the first nine months of 1997 over the same period in 1996. Salaries and employee benefits increased $2.9 million, or 30 percent, for the three quarters. The increase in salaries and benefits was the result of the addition of personnel in connection with the First Bank of Habersham acquisition as well as branch openings in Bryson City, Sylva, Cashiers, and Brevard in the western North Carolina market and the opening of United Community Banks of Lumpkin County. Net occupancy expense increased 37 percent due primarily to the increase in the new facilities. Other noninterest expense, including stationary and supplies and advertising , increased $1.1 million during the first nine months of 1997. The increase in other noninterest expense is attributed to the new branches and normal business growth as discussed previously.

INCOME TAXES

     Income tax expense increased during the first nine months of 1997 compared to the same period in 1996 by $400 thousand, or 12 percent. The effective tax rates for the nine months ended September 30, 1997 and 1996 were 32 percent and 34 percent, respectively. The decrease is primarily due to a higher mix of both federal and state tax-exempt interest income relative to pre-tax earnings.

PROVISION AND ALLOWANCE FOR POSSIBLE LOAN LOSSES

     The provision for loan losses for the nine months ended September 30, 1997 increased to $2.1 million from the $1 million reported for the same period in 1996. Management considers the size and character of the loan portfolio, changes in nonperforming and past due loans, historical loan loss experience, the existing risk of individual loans, concentrations of loans to specific borrowers and existing, and prospective economic conditions when determining the adequacy of the allowance for loan losses. The allowance for loan losses at September 30, 1997 was $10 million compared to $8.1 million at December 31, 1996. The ratio of the allowance for loan losses to loans outstanding at September 30, 1997 was 1.28 percent compared to
1.30 percent at December 31, 1996. It is management's belief that the allowance for loan losses is adequate to absorb probable loss in the portfolio.

NONPERFORMING ASSETS AND PAST DUE LOANS

     Nonperforming assets, comprised of nonaccrual loans, other real estate owned and loans for which payments are more than 90 days past due, totaled $ 1.6 million at September 30, 1997 compared to $1.0 million at September 30, 1996. Nonperforming assets as a percentage of total loans and other real estate owned was .20 percent at September 30, 1997 and .17 percent at September 30, 1996.

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

     At September 30, 1997, management was unaware of any known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on United's liquidity, capital resources or operations.

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


   Item 1. Legal Proceedings - None
           -----------------

   Item 2. Changes in Securities - None
           ---------------------

   Item 3. Defaults Upon Senior Securities - None
           -------------------------------

   Item 4. Submission of Matters to a Vote of Security Holders - None
           ---------------------------------------------------

   Item 5. Other Information -
           -----------------

           On August 21, 1997, United executed a Purchase and Assumption Agreement to acquire certain assets and deposit liabilities of the Ellijay office of The Bank of North Georgia. This branch office had total loans of $3 million, and total deposits of $23 million.

   Item 6. Exhibits and Reports on Form 8-K
           -------------------------------
           Exhibit 27 - Financial Data Schedule (for SEC use only)

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



                              UNITED COMMUNITY BANKS, INC.




                              By: /s/ Jimmy C. Tallent
                                 Jimmy C. Tallent, President
                              (Principal Executive Officer)


                              Date:   November 14, 1997
                                   --------------------------




                              By: /s/ Christopher J. Bledsoe
                                  Christopher J. Bledsoe
                                  Chief Financial Officer
                                  (Principal Financial Officer)


                              Date:    November 14, 1997
                                    ---------------------------