Form 10-K
period 1997-12-31
UNITED COMMUNITY BANKS INC
filed 1998-03-27
CIK 857855

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           ____________

                            FORM 10-K
/x/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

           For the Fiscal Year Ended December 31, 1997

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934


   For the transition period from ___________ to _____________
                  Commission File Number 0-21656

                   United Community Banks, Inc.
      ------------------------------------------------------
      (Exact name of registrant as specified in its charter)

                Georgia         58-180-7304

    (State or other jurisdiction   (I.R.S. Employer
     of incorporation or           Identification No.)
       organization)

           59 Highway 515, P.O. Box 398,
           Blairsville, Georgia                30512
           -------------------------------------------
           (Address of principal            (Zip Code)
            executive offices)

Registrant's telephone number, including area code:  (706) 745-2151

Securities registered pursuant to Section 12(b) of the Act:  None

Name of exchange on which registered:  None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $1.00 par value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     Aggregate market value of the voting stock held by non-affiliates (which for purposes hereof are all holders other than executive officers and directors) of the Registrant as of March 17, 1998: $153,602,490 (based on 5,120,083 shares at $30 per share, the last sale price known to the Registrant for the Common Stock, for which there is no established public trading market.

     As of March 17, 1998, 7,646,209 shares of Common Stock were issued and outstanding, par value $1.00 per share, including
140,000 shares deemed outstanding pursuant to 2006 Debentures and presently exercisable options to acquire 121,604 shares.

               DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's annual report to shareholders for the fiscal year ended December 31, 1997, contained in Appendix A to the Registrant's definitive Proxy Statement for the 1998 Annual Meeting of Shareholders, to be filed with the Commission, are incorporated by reference into Parts I and II. Portions of the Registrant's definitive Proxy Statement for the 1998 Annual Meeting of Shareholders, to be filed with the Commission, are incorporated into Part III.

                              PART I

ITEM 1.   BUSINESS.

GENERAL

     United Community Banks, Inc. ("United") was incorporated under the laws of Georgia in 1987 and commenced operations in 1988 by acquiring 100% of the outstanding shares of Union County Bank, now known as United Community Bank ("UCB"). United is a registered bank holding company. All of United's activities are currently conducted by its wholly-owned subsidiaries, UCB, which was organized as a Georgia banking corporation in 1950, Carolina Community Bank, Murphy, North Carolina ("Carolina"), which United acquired in 1990, Peoples Bank, Blue Ridge, Georgia ("Peoples"), which United acquired in 1992, Towns County Bank, Hiawassee, Georgia ("Towns"), which United also acquired in 1992, White County Bank, Cleveland, Georgia ("White"), which United acquired in 1995, and First Clayton Bancshares, Inc. ("First Clayton"), which United acquired in 1997. (UCB, Carolina, Peoples, Towns, White and First Clayton are collectively referred to as "Banks"). United also operates a finance company United Family Finance Co. ("UFFC").

RECENT DEVELOPMENTS

     On January 30, 1998, United acquired certain assets and deposit liabilities of the Ellijay office of The Bank of North
Georgia, which had total loans of $3 million, and total deposits of $23 million.

     On September 12, 1997, United completed the acquisition of First Clayton, Rabun County, Georgia with the issuance of 646,247 shares of United Common Stock and approximately $7,000 paid for fractional shares. At the date of closing, First Clayton had assets of $74 million and equity of $6 million. First Clayton is a full-service commercial bank located in Clayton, Georgia.
First Clayton provides customary types of banking services such as checking accounts, savings accounts and time deposits. It also engages in commercial and consumer lending, makes secured and unsecured loans and provides other financial services.

     In May 1997, United completed a public offering of 300,000 shares of United Common Stock, pursuant to which $6.5 million in additional capital was raised. United used the net proceeds of that offering to invest additional capital in UCB, Carolina and Towns and for general corporate purposes.

FORWARD LOOKING STATEMENTS

     Certain statements included or incorporated by reference in this Form 10-K are forward-looking (as such term is defined in the Securities Exchange Act of 1934, as amended). Such statements may relate to United's operations, performance and financial condition. These statements are based upon a number of assumptions and estimates that are inherently subject to significant uncertainties, many of which are beyond the control of United. Actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those set forth below.

     YEAR 2000 COMPLIANCE. The "year 2000 issue" arises from the widespread use of computer programs that rely on two-digit codes to perform computations or decision-making functions. Many of these programs may fail due to an inability to properly interpret date codes beginning January 1, 2000. For example, such programs may misinterpret "00" as the year 1900 rather than 2000. In addition, some equipment, being controlled by microprocessor chips, may not deal appropriately with the year "00". United and the Banks are evaluating their computer systems to determine which modifications and expenditures will be necessary to make their systems compatible with year 2000 requirements. United and the Banks believe that their systems will be year 2000-compliant upon implementation of such modifications.

     Although United and the Banks have not yet completed a review of their systems to determine modifications necessary to make them year 2000 compliant, United currently estimates that the total cost of such modifications will not be material to its consolidated results of operations. However, there can be no assurance that all necessary modifications will be identified and corrected or that unforeseen difficulties or costs will not arise. In addition, there can be no assurance that the systems of other companies on which United and the Banks depend will be modified on a timely basis, or that the failure by another company to properly modify its systems will not negatively impact the systems or operations of United and the Banks.

     DEPENDENCE ON KEY PERSONNEL. The success of United is dependent upon the continued services of its key personnel including Mr. Jimmy C. Tallent, who is United's President and Chief Executive Officer. Although United employs many skilled executives and employees, the loss of Mr. Tallent's services could have a material adverse effect on the business of United.

     MONETARY POLICY AND ECONOMIC CONDITIONS. The operating income and net income of the Banks depend to a substantial extent on the difference between income the Banks receive from their loans, investments and other earning assets, and the interest the Banks pay on their deposits and other liabilities. These rates are highly sensitive to many factors which are beyond the control of the Banks, including national and international economic conditions and the monetary policies of various governmental and regulatory authorities.

SERVICES

     The Banks are community-oriented, with an emphasis on retail banking, and offer such customary banking services as customer and commercial checking accounts, NOW accounts, savings accounts, certificates of deposit, lines of credit, Mastercard and VISA accounts, money transfers and trust services. The Banks finance commercial and consumer transactions, make secured and unsecured loans, including residential mortgage loans, and provide a variety of other banking services. UCB also offers travel agency services for the Banks' customers.

     The Mortgage People Company ("MPC"), a division of UCB, is a full-service mortgage lending operation approved as a seller/servicer for Federal National Mortgage Association and Federal Home Mortgage Corporation. MPC was organized to provide fixed and adjustable-rate mortgages. UFFC is a traditional consumer finance company which is based in Blue Ridge, Georgia and also has been granted a license to conduct business in Hiawassee, Georgia and Murphy, North Carolina.

MARKETS

     United conducts banking activities primarily through UCB, Towns, White and First Clayton in northern Georgia, Peoples in Northern Georgia and Polk County, Tennessee and surrounding counties, and through Carolina in western North Carolina. MPC primarily makes mortgage loans inside the Banks' market areas and outside this market areas through affiliations with UCB, Carolina, Peoples, Towns, White and First Clayton. Customers of the Banks are primarily consumers and small businesses.

DEPOSITS

     The Banks offer a full range of depository accounts and services to both consumers and businesses. At December 31, 1997, United's deposit base, totaling approximately $977,079,000, consisted of approximately $109,210,000 in non-interest-bearing demand deposits (11% of total deposits), approximately $189,280,000 in interest-bearing demand deposits (including money market accounts) (19% of total deposits), approximately $45,280,000 in savings deposits (5% of total deposits), approximately $476,506,000 in time deposits in amounts less than $100,000 (49% of total deposits), and approximately $156,803,000 in time deposits of $100,000 or more (16% of total deposits). Certificates of deposit in excess of $100,000 may be more volatile than other deposits since those deposits, to the extent that they exceed $100,000, are not insured by the FDIC. Management of United is of the opinion that its time deposits of $100,000 or more are customer-relationship oriented and represent a reasonably stable source of funds.

LOANS

     The Banks make both secured and unsecured loans to individuals, firms and corporations. Secured loans include first and second real estate mortgage loans. The Banks also make direct installment loans to consumers on both a secured and unsecured basis. At December 31, 1997, consumer, real estate construction, real estate mortgage and commercial loans represented approximately 13%, 10%, 63% and 13%, respectively, of United's total loan portfolio.

     Specific risk elements associated with each of the Banks' lending categories are as follows:

 Commercial, financial and       Industry concentrations,
 agricultural                    inability to monitor the
                                 condition of collateral
                                 (inventory, accounts
                                 receivable and vehicles), lack
                                 of borrower management
                                 expertise, increased
                                 competition, and specialized
                                 or obsolete equipment as
                                 collateral

 Real estate - construction      Inadequate collateral and
                                 long-term financing agreements

 Real estate - mortgage          Changes in local economy and
                                 rate limits on variable rate
                                 loans

Installment loans to             Loss of borrower's employment,
 individuals                     changes in local economy, the
                                 inability to monitor
                                 collateral (vehicle, boats and
                                 mobile homes)

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

                                                            Maximum Allowable
               Loan Category                              Loan-To-Value Percent
               -------------                              ---------------------
Land                                                              65%
Land development                                                  75
Construction:
    Commercial, multi-family<F1> and other                        80
    nonresidential
    One-to-four family residential                                85
Improved property                                                 85
Owner-occupied one-to-four family and home equity                 <F2>

___________________________________
[FN]
<F1>  Multi-family construction includes condominiums and cooperatives.
<F2>  A loan-to-value limit has not been established for permanent mortgage or home equity loans on owner-occupied, one-to-four family residential property. However, for any such loan with a loan-to-value ratio that equals or exceeds 90% at origination, appropriate credit enhancement in the form of either mortgage insurance or readily marketable collateral is required.

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

     The Banks provide each lending officer with written guidelines for lending activities. Lending authority is delegated by the Boards of Directors of the Banks to loan officers, each of whom is limited in the amount of secured and unsecured loans which he or she can make to a single borrower or related group of borrowers. All unsecured loans in excess of $50,000 must have the approval of the President or a Senior Vice President of the appropriate Bank prior to being committed. Generally, secured loans above $400,000 and unsecured loans over $50,000 require Board approval.

LOAN REVIEW AND NONPERFORMING ASSETS

     The loan review officer of United reviews each of the Banks' loan portfolios to determine any deficiencies and corrective action to be taken. The results of the reviews by the loan review officers are presented to the Presidents of each of the Banks, the President and the Chief Credit Officer of United and the Boards of Directors of each of the Banks and United. On at least a semi-annual basis, reviews are conducted at Towns and White for all loans over $350,000; at Carolina and First Clayton for all loans over $200,000; at Peoples for all loans over $400,000; and at UCB for all loans over $500,000. Past due loans are reviewed at least weekly by lending officers of the Bank involved and by the Chief Credit Officer of United, and a summary report is reviewed monthly by the Boards of Directors of each Bank. The Boards of Directors of the relevant Bank review all loans over $50,000, whether current or past due, at least once annually.

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

EMPLOYEES

     As of December 31, 1997, the Banks had an aggregate of 553 full-time equivalent employees, and United had 16 employees. Neither United nor any of the Banks is a party to any collective bargaining agreement, and the Banks believe that their employee relations are good. None of the Banks' executive officers is employed pursuant to an employment contract.

COMPETITION

     The banking business is highly competitive. UCB competes with one other depository institution in Union County, Georgia, and three other depository institutions in each of Lumpkin and Habersham Counties. Carolina competes with six other depository institutions in Graham, Cherokee, Macon, Haywood and Clay Counties, North Carolina, the majority of which are branches of regional or North Carolina state-wide institutions. Peoples competes with two other depository institutions in Fannin County, Georgia. Towns competes with one depository institution in Towns County, Georgia. White competes with two other depository institutions in White County, Georgia. First Clayton competes with two other depository institutions in Rabun County. The Banks also compete with other financial service organizations, including savings and loan associations, finance companies, credit unions and certain governmental agencies. To the extent that banks must maintain non-interest-earning reserves against deposits, they may be at a competitive disadvantage when compared with other financial service organizations that are not required to maintain reserves against substantially equivalent sources of funds.

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

     United is an "affiliate" of the Banks under the Federal Reserve Act, which imposes certain restrictions on (i) loans by the Banks to United, (ii) investments in the stock or securities of United by the Banks, (iii) the Banks' taking the stock or securities of an "affiliate" as collateral for loans by the Bank to a borrower, and (iv) the purchase of assets from United by the Banks. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

     Each of United's subsidiaries is regularly examined by the Federal Deposit Insurance Corporation (the "FDIC"). UCB, Peoples, White, Towns and First Clayton, as state banking associations organized under Georgia law, are subject to the supervision of, and are regularly examined by, the DBF. Carolina is subject to the supervision of, and is regularly examined by, the NCBC and the FDIC. Both the FDIC and the DBF must grant prior approval of any merger, consolidation or other corporation reorganization involving UCB, Peoples, White, Towns or First Clayton, and the FDIC and the NCBC must grant prior approval of any merger, consolidation or other corporate reorganization of Carolina. A bank can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with the default of a commonly-controlled institution.

     PAYMENT OF DIVIDENDS. United is a legal entity separate and distinct from the Banks. Most of the revenues of United result from dividends paid to it by the Banks. There are statutory and regulatory requirements applicable to the payment of dividends by the Banks, as well as by United to its shareholders.

     UCB, Peoples, Towns, White and First Clayton are each state chartered banks regulated by the DBF and the FDIC. Under the regulations of the DBF, dividends may not be declared out of the retained earnings of a state bank without first obtaining the written permission of the DBF unless such bank meets all the following requirements:

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

     Under North Carolina law, the Board of Directors of Carolina may declare a dividend for as much of the undivided profits of Carolina as it deems appropriate, so long as Carolina's surplus is greater than 50% of its capital.

     The payment of dividends by United and the Banks may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. In addition, if, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending upon the financial condition of the bank, could include the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice. The FDIC has issued a policy statement providing that insured banks should generally only pay dividends out of current operating earnings. In addition to the formal statutes and regulations, regulatory authorities consider the adequacy of each of the Bank's total capital in relation to its assets, deposits and other such items. Capital adequacy considerations could further limit the availability of dividends to the Banks. At December 31, 1997, net assets available from the Banks to pay dividends without prior approval from regulatory authorities totaled approximately $13 million. For 1997, United's cash dividend payout to stockholders was 6.5% of net income.

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

     CAPITAL ADEQUACY. The Federal Reserve and the FDIC have implemented substantially identical risk-based rules for assessing bank and bank holding company capital adequacy. These regulations establish minimum capital standards in relation to assets and off-balance sheet exposures as adjusted for credit risk. Banks and bank holding companies are required to have (1) a minimum level of total capital (as defined) to risk-weighted assets of eight percent (8%); (2) a minimum Tier One Capital (as defined) to risk-weighted assets of four percent (4%); and (3) a minimum stockholders' equity to risk-weighted assets of four percent (4%). In addition, the Federal Reserve and the FDIC have established a minimum three percent (3%) leverage ratio of Tier One Capital to total assets for the most highly-rated banks and bank holding companies. "Tier One Capital" generally consists of common equity not including unrecognized gains and losses on securities, minority interests in equity accounts of consolidated subsidiaries and certain perpetual preferred stock less certain intangibles. The Federal Reserve and the FDIC will require a bank holding company and a bank, respectively, to maintain a leverage ratio greater than three percent (3%) if either is experiencing or anticipating significant growth or is operating with less than well-diversified risks in the opinion of the Federal Reserve. The Federal Reserve and the FDIC use the leverage ratio in tandem with the risk-based ratio to assess the capital adequacy of banks and bank holding companies. The FDIC, the Office of the Comptroller of the Currency (the "OCC") and the Federal Reserve have amended, effective January 1, 1997, the capital adequacy standards to provide for the consideration of interest rate risk in the overall determination of a bank's capital ratio, requiring banks with greater interest rate risk to maintain adequate capital for the risk. The revised standards have not had a significant effect on United's capital requirements.

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

     The FDIC has adopted regulations implementing the prompt corrective action provisions of the 1991 Act, which place financial institutions in the following five categories based upon capitalization ratios: (1) a "well capitalized" institution has a total risk-based capital ratio of at least 10%, a Tier One risk-based ratio of at least 6% and a leverage ratio of at least 5%; (2) an "adequately capitalized" institution has a total risk-based capital ratio of at least 8%, a Tier One risk-based ratio of at least 4% and a leverage ratio of at least 4%; (3) an "undercapitalized" institution has a total risk-based capital ratio of under 8%, a Tier One risk-based ratio of under 4% or a leverage ratio of under 4%; (4) a "significantly undercapitalized" institution has a total risk-based capital ratio of under 6%, a Tier One risk-based ratio of under 3% or a leverage ratio of under 3%; and (5) a "critically undercapitalized" institution has a leverage ratio of 2% or less. Institutions in any of the three undercapitalized categories would be prohibited from declaring dividends or making capital distributions. The FDIC regulations also establish procedures for "downgrading" an institution to a lower capital category based on supervisory factors other than capital. Under the FDIC's regulations, all of the Banks were "well capitalized" institutions at December 31, 1996 and December 31, 1997.

     Set forth below are pertinent capital ratios for each of the Banks as of December 31, 1997:

Minimum Capital Requirement           UCB       Carolina      Peoples      Towns        White    First Clayton
---------------------------           ---       --------      -------      -----        -----    -------------
Tier One Capital to                   9.75%       9.56%         9.86%       10.67%      10.83%        12.27%
     Risk Based
     Assets:  4% <F1>

Total Capital to                      10.92%      10.81%       11.11%       11.92%      12.09%        13.53%
     Risk Based
     Assets:  8% <F2>

Leverage Ratio (Tier One               7.67%       6.34%        6.96%        7.25%       7.93%         7.43%
     Capital to Average Total
     Assets):  3% <F3>
__________________________

<F1> Minimum required ratio for "well capitalized" banks is 6%
<F2> Minimum required ratio for "well capitalized" banks is 10%
<F3> Minimum required ratio for "well capitalized" banks is 5%

         Recent Legislative and Regulatory Action. On April 19, 1995, the four federal bank regulatory agencies adopted revisions to the regulations promulgated pursuant to the Community Reinvestment Act (the "CRA"), which are intended to set distinct assessment standards for financial institutions. The revised regulation contains three evaluation tests: (i) a lending test, which will compare an institution's market share of loans in low- and moderate-income areas to its market share of loans in its entire service area and the percentage of a bank's outstanding loans to low and moderate-income areas or individuals, (ii) a services test, which will evaluate the provisions of services that promote the availability of credit to low- and moderate-income areas, and (iii) an investment test, which will evaluate an institution's record of investments in organizations designed to foster community development, small and minority-owned businesses and affordable housing lending, including state and local government housing or revenue bonds. The regulations are designed to reduce some paperwork requirements of the current regulations and provide regulators, institutions and community groups with a more objective and predictable manner with which to evaluate the CRA performance of financial institutions. The rule became effective on January 1, 1996, at which time evaluation under streamlined procedures began for institutions with assets of less than $250 million that are owned by a holding company with total assets of less than $1 billion. It is not expected that these regulations will have any appreciable impact upon United and the Banks.

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

     On March 8, 1994, the Federal Agencies, in an effort to clarify what constitutes lending discrimination and specify the factors the agencies will consider in determining if lending discrimination exists, announced a joint policy statement detailing specific discriminatory practices prohibited under the Equal Opportunity Act and the Fair Housing Act. In the policy statement, three methods of proving lending discrimination were identified: (1) overt evidence of discrimination, when a lender blatantly discriminates on a prohibited basis, (2) evidence of disparate treatment, when a lender treats applicants differently based on a prohibited factor even where there is no showing that the treatment was motivated by prejudice or a conscious intention to discriminate against a person, and (3) evidence of disparate impact, when a lender applies a practice uniformly to all applicants, but the practice has a discriminatory effect, even where such practices are neutral on their face and are applied equally, unless the practice can be justified on the basis of business necessity.

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

     On September 29, 1994, President Clinton signed the Reigle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Federal Interstate Bill") which amends federal law to permit bank holding companies to acquire existing banks in any state effective September 29, 1995. Further, any interstate bank holding company is permitted to merge its various bank subsidiaries into a single bank with interstate branches after May 31, 1997. States have the authority to authorize interstate branching before June 1, 1997, or, alternatively, to opt out of interstate branching prior to that date. The Georgia Financial Institutions Code was amended in 1994 to permit the acquisition of a Georgia bank or bank holding company by out-of-state bank holding companies beginning July 1, 1995. On September 29, 1995, the interstate banking provisions of the Georgia Financial Institutions Code were superseded by the Federal Interstate Bill.


     On January 26, 1996, the Georgia legislature adopted a bill (the "Georgia Intrastate Bill") to permit, effective July 1, 1996, any Georgia bank or group of affiliated banks under one holding company to establish up to an aggregate of three new or additional branch banks anywhere within the State of Georgia, excluding any branches established by a bank in a county in which it is already located. After July 1, 1998, all restrictions on state-wide branching are removed. Before adoption of the Georgia Intrastate Bill, Georgia only permitted branching via merger or consolidation with an existing bank or in certain other limited circumstances.

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

     On August 8, 1995, the FDIC lowered the BIF premium for healthy banks 83% from $.23 per $100 in deposits to $.04 per $100 in deposits, while retaining the $.31 level for the riskiest banks. The average assessment rate was therefore reduced from $.232 to $.044 per $100 of deposits. The new rate took effect on September 29, 1995. On September 15, 1995, the FDIC refunded $564,000 to the Banks for premium overpayments in the second and third quarter of 1995. On November 14, 1995, the FDIC again lowered the BIF premium for healthy banks from $.04 per $100 of deposits to zero for the highest rated institutions (94% of the industry). As a result, the Banks paid no premium for deposit insurance in 1997 and FICO bond assessments of $100,000. It is not estimated that the Banks will pay any premium for deposit insurance in 1998 and will pay FICO bond assessments of $120,000.

EXECUTIVE OFFICERS OF UNITED

     Executive officers of United are elected by the Board of Directors annually in January and hold office until the following
January unless they sooner resign or are removed from office by the Board of Directors.

          The executive officers of United, and their ages, positions with United and the Banks and terms of office as of December 31, 1997, are as follows:

Name (age)                     Principal Position            Officer of United Since
----------------               -------------------------     -----------------------
Jimmy C. Tallent               President and Director of              1984
(45)                           UCB and United; Director
                               of Carolina, White,
                               Peoples, First Clayton and
                               UFFC; Chairman of the Board
                               of Towns and White.

Billy M. Decker                Senior Vice President of               1988
(54)                           United; President and
                               Director of Carolina;
                               Director of Carolina,
                               United and UCB; Secretary
                               of United.

Stephen L. Cockerham           Senior Vice President and              1990
(36)                           Chief Credit Officer of
                               UCB and United.  From 1985
                               through 1990, Mr. Cockerham
                               was a Bank Liquidation Specialist
                               with the Federal Deposit
                               Insurance Corporation.

Name (age)                     Principal Position            Officer of United Since
----------------               -------------------------     -----------------------

Guy Freeman                    Senior Vice President of               1995
(62)                           United since March, 1995,
                               Executive Vice President
                               of Carolina since July
                               1996; President and CEO of
                               Carolina since 1997; and
                               Director of Carolina since
                               December 1996.  Mr. Freeman
                               served as President and Chief
                               Executive Officer of White
                               from 1993 until February
                               1995.  Since February
                               1995, Mr. Freeman has been
                               Chairman of the Board of
                               White, of which he has
                               been a member since
                               January 1993.  Mr. Freeman
                               also served as Chairman of
                               the Board of WC Holding
                               Company from February 1995
                               until its acquisition by
                               United.  From 1992 until
                               1993, Mr. Freeman served
                               as President and Chief
                               Executive Officer of East
                               Side Bank, Snellville,
                               Georgia, and from 1987 to
                               1992, he served in the
                               same capacity at First
                               American Bank, Atlanta,
                               Georgia.

Thomas C. Gilliland            President and Chief                    1993
(49)                           Executive Officer of
                               Peoples; Vice Chairman of
                               the Peoples Board;
                               Executive Vice President
                               and Director of United;
                               Executive Vice President
                               of United since April
                               1994.  Chairman of the
                               Board of UFFC since 1997.

Eugene B. White                President and Director of              1995
(53)                           White and Vice President
                               of United since March,
                               1995.  Mr. White served as
                               Executive Vice President
                               of First National Bank of
                               Habersham, Cornelia,
                               Georgia from 1982 to 1995.

Name (age)                     Principal Position            Officer of United Since
----------------               -------------------------     -----------------------

Richard E. Martin, Jr.         Vice President of United               1992
(49)                           since 1993; President and
                               Director of Towns.  From
                               1989 through 1992, Mr.
                               Martin was Senior Vice
                               President of First Colony
                               Bank, Alpharetta, Georgia.

L. Gene Sprayberry             Executive Vice President               1973
(52)                           of UCB; Assistant
                               Secretary of United.

Christopher J. Bledsoe         Senior Vice President and              1993
                               Chief Financial Officer of
                               UCB and United; Director of
                               UFFC since 1997.  A certified
                               public accountant, from 1988
                               through 1993, Mr. Bledsoe
                               was a Supervisor at Evans,
                               Porter, Bryan & Co., an
                               accounting firm in
                               Atlanta, Georgia.

Robert L. Cochran              Assistant Vice President               1995
(33)                           and Controller of UCB;
                               Controller of United since
                               1996.  A certified public
                               accountant, from 1989
                               through 1995, Mr. Cochran
                               was an accounting manager
                               with PNC Bank in
                               Cincinnati, Ohio.

ITEM 2.   PROPERTIES.

     The executive offices of United and the main banking office of UCB are located in adjacent buildings, the former a 17,000 square-foot facility at 59 Highway 515, Blairsville, Georgia and the latter a 19,000 square-foot operations center located adjacent to its executive offices and main banking office. Both the building and the land, which includes parking and four drive-in teller stations, are owned by UCB. UCB also has a branch at an Ingles supermarket in Blairsville. The Ingles branch property, consisting of 350 square feet, is leased. UCB's branch office in Cornelia, which it owns, is 5,000 square feet. UCB also maintains a branch office in Dahlonega, which consists of 9,500-square feet and two drive-in teller stations, which are owned by UCB and a 1,020-square foot building leased by UCB.

     The main banking office of Carolina is located at 300 Peachtree Street, Murphy, North Carolina, and contains 12,000 square feet. Both the building and the land, which includes parking and drive-in teller stations, are owned by Carolina. Carolina has 10 North Carolina branches: Hayesville (one full service branch and one supermarket branch); Robbinsville; Andrews; Waynesville; Franklin; Sylva; Asheville; Bryson City; and Cashiers. Over half of Carolina's branches are in locations where both the land and the building is owned by United. Carolina's branches aggregate approximately 20,000 square feet.

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

     First Clayton owns its banking facilities, containing 11,500 square feet and four drive-in teller stations. The facility is located at U.S. 441 and Duval in the Village Center, Clayton,
Georgia.

     UFFC leases property in Hiawassee and Blue Ridge, Georgia and Murphy, North Carolina. The Hiawassee, Blue Ridge and Murphy properties consist of 1,800, 2,800 and 1,000 square feet, respectively.

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

ITEM 5.   MARKET FOR UNITED'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.

     STOCK. There is no established public trading market for United's Common Stock. At December 31, 1997, there were 2,534 holders of record of Common Stock.

     DIVIDENDS. United paid cash dividends of $.10 per share of Common Stock to shareholders of record in 1997 and 1996. United intends to pay cash dividends on a quarterly basis. However, the amount and frequency of dividends will be determined by United's Board of Directors in light of the earnings, capital requirements and the financial condition of United, and no assurance can be given that dividends will be paid in the future.

     PUBLIC OFFERING. United completed a public offering of 300,000 shares of Common Stock of United to Georgia and North Carolina residents at an aggregate offering price of $6,600,000 pursuant to a Registration Statement on Form S-1, effective March 7, 1997, Registration Number 333-20887 and 24085. The offering commenced on March 7, 1998 and was terminated after all of the shares offered had been sold.

     From the effective date of the registration statement to its termination, the amount of expenses incurred by United in connection with the issuance and distribution of the securities registered was approximately $123,000. The net proceeds received by United from the sale of the shares of Common Stock were approximately $6.5 million, after deduction of the offering expenses payable by United. In the State of Georgia, the Common Stock was sold by certain executive officers of United, and no commissions were paid on such sales. In order to comply with the securities requirements of North Carolina, United engaged The Carson Medlin Company ("Carson Medlin") to act as a broker-dealer for the account of United in effecting offers and sales of the Common Stock to investors in North Carolina. Carson Medlin received a fee of $30,000 for these services. United used the proceeds of the offering to invest additional capital in UCB, Carolina and Towns, and for working capital because of asset growth that these banks are experiencing.

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

ITEM 6.   SELECTED FINANCIAL DATA.

     Selected financial data for each of the five years ended December 31, 1997 appears under the caption "Selected Financial Data" on page A-3 of United's Annual Report to Shareholders which is included as the appendix to the Proxy Statement used in connection with the solicitation of proxies for United's Annual Meeting of Shareholders to be held on April 16, 1998, to be filed with the SEC (the "Proxy Statement") and is incorporated herein by reference.

                             PART II

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATION.

     Management's discussion and analysis of financial condition and results of operation appears under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operation" on pages A-4 through A-19 of United's Annual Report to Shareholders, which is included as the appendix to the Proxy Statement, is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK

     Information concerning quantitative and qualitative disclosures about market risk appears under the caption
"Quantitative and Qualitative Disclosures about Market Risk" on page A-20 of United's Annual Report to Shareholders, which is included as the appendix to the Proxy Statement, is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Report of Independent Certified Public Accountants, the Consolidated Financial Statements and Notes to the Consolidated Financial Statements appear on pages A-22 through A-47 of United's Annual Report to Shareholders, which is included as the appendix to the Proxy Statement, is incorporated herein by reference.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

     The information contained under the heading "Voting
Securities and Principal Holders," share ownership information of nominees for directors contained under the heading "Information about Nominees for Director" and share ownership of Mr. Freeman and Mr. Bledsoe contained in the footnotes (4) and (5) to the first chart under "Executive Compensation" in the Proxy Statement is incorporated herein by reference. For purposes of determining the aggregate market value of United's voting stock held by nonaffiliates, shares held by all directors and executive officers of United have been excluded. The exclusion of such shares is not intended to, and shall not, constitute a determination as to which persons or entities may be "Affiliates" of United as defined by the Commission.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information contained under the heading "Compensation
Committee Interlocks and Insider Participation" in the Proxy
Statement is incorporated herein by reference.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K.

(a)  1.   Financial Statements.
          --------------------

     The following financial statements and notes thereto of United are incorporated herein by reference:

     Report of Independent Certified Public Accountants

     Consolidated Balance Sheets - December 31, 1997 and 1996

     Consolidated Statements of Earnings for the Years ended
     December 31, 1997, 1996 and 1995

     Consolidated Statements of Changes in Stockholders' Equity for the Years ended December 31, 1997, 1996 and 1995

     Consolidated Statements of Cash Flows for the Years ended
     December 31, 1997, 1996 and 1995

     Notes to Consolidated Financial Statements

     2.   Financial Statement Schedules.
          -----------------------------

     No financial statement schedules are required to be filed as part of this Report on Form 10-K.

     3.   Exhibits.
          --------

     The following exhibits are required to be filed with this Report on Form 10-K by Item 601 of Regulation S-K:

     3.1       -   Amended and Restated Bylaws of United, dated
                   September 12, 1997.

     3.2.      -   Articles of Incorporation of United, as amended
                   (included as Exhibit 3.1 to United's Registration
                   Statement on Form S-4, Commission File No. 33-93286, previously filed with the Commission and incorporated herein by reference.)

     4.1(a)    -   Form of Floating Rate Convertible
                   Subordinated Payable In Kind Debenture due December
                   31, 2006 (included as Exhibit 4.2 to United's
                   Registration Statement on Form S-1, Commission File
                   Number 33-93278, previously filed with the Commission and incorporated herein by reference).

     4.1(b)    -   Form of Subscription Agreement (included as
                   Exhibit A to United's Form S-1, Commission File
                   Number 333-20887, previously filed with the Commission and incorporated by reference).

     4.2       -   See exhibits 3.1 and 3.2 for provisions of
                   Articles of Incorporation and By-laws, as amended, which define the rights of the holders of Common
                   Stock of United.

     10.1      -   Agreement, dated May 3, 1984, by and between
                   Cornelia Bank and Union County Bank (included as
                   Exhibit 10.8 to United's Registration Statement on
                   Form S-18, Commission File No. 33-32205-A, previously filed with the Commission and incorporated herein by reference).

     10.2      -   United Community Banks, Inc. Key Employee Stock
                   Option Plan (included as Exhibit 10.3 to United's
                   Annual Report on Form 10-K for the year ended
                   December 31, 1994, previously filed with the Commission and incorporated herein by reference).*

     10.3      -   Loan Agreement dated April 26, 1995 by and between
                   the Bankers Bank and United, together with the related Promissory Note in the principal amount of $12,000,000 and Stock Pledge Agreement (included as
                   Exhibit 10.17 to United's Registration Statement on
                   Form S-1, Commission File Number 33-93278, previously filed with the Commission and incorporated herein by reference.)

     10.4      -   Split-Dollar Agreement between United and Jimmy C.
                   Tallent dated June 1, 1994  (included as Exhibit
                   10.11 to United's Annual Report on Form 10-K for the year ended December 31, 1994, previously filed with the Commission and incorporated herein by reference).*

     10.5      -   Agreement and Plan of Reorganization by and among
                   White County Bancshares, Inc., White County Bank and
                   United, dated as of April 11, 1995 (included as
                   Exhibit 2.1 to United's Registration Statement on
                   Form S-4, Commission File Number 33-93286, previously filed with the Commission and incorporated herein by reference).

     10.6      -   Agreement and Plan of Merger by and between
                   Registrant and White County Bancshares, Inc., dated as of April 11, 1995 (included as Exhibit 2.2 to
                   United's Registration Statement on Form S-4,
                   Commission File Number 33-93286, previously filed with the Commission and incorporated herein by reference).

     10.7      -   Agreement and Plan of Merger by and between White
                   County Bank and White Interim Bank, dated as of June
                   12, 1995 (included as Exhibit 2.3 to United's
                   Registration Statement on Form S-4, Commission File
                   No. 33-93286, previously filed with the Commission and incorporated herein by reference).

     10.8      -   Purchase and Assumption Agreement by and between
                   Carolina Bank and NationsBank, N.A. (Carolinas) dated
                   May 25, 1995 (included as Exhibit 10.16 to United's
                   Registration Statement on Form S-1, Commission File
                   Number 33-93278, previously filed with the Commission and incorporated herein by reference).

     10.9      -   Broker Dealer Agreement between the Registrant and
                   The Carson Medlin Company dated January 28, 1997
                   (included as Exhibit 10.10 to United's Registration
                   Statement on Form S-1, Commission File Number 333-
                   20887, previously filed with the Commission and incorporated herein by reference).

     10.10     -   Amendment to Broker Dealer Agreement between the
                   Registrant and The Carson Medlin Company dated March 3,
                   1997 (included as Exhibit 10.11 to United's
                   Registration Statement on Form S-1, Commission File
                   Number 333-20887, previously filed with the Commission and incorporated herein by reference).

     10.11     -   Agreement and Plan of Merger, dated June 12, 1997,
                   by and between United and First Clayton Bancshares, Inc. (included as Appendix A to United's Registration
                   Statement on Form S-4, Commission File Number 333-
                   31997, previously filed with the Commission and incorporated herein by reference).

     21        -   Subsidiaries of United.

     23        -   Consent of Porter Keadle Moore, LLP.

     27        -   Financial Data Schedule.

     99        -   Notice of Annual Meeting and Proxy Statement of
                   United, including the Annual Report to Shareholders
                   attached as Appendix A.
________________________

     * Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K pursuant to Item 14(c) of Form 10-K.

  (b) United did not file any reports on Form 8-K during the fourth quarter of 1997.

                            SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, United has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Blairsville, State of Georgia, on the 24th of March, 1998.


                                   UNITED COMMUNITY BANKS, INC.
                                        (Registrant)



                                   By:  /s/ Jimmy C. Tallent
                                           Title:  President



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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of United in the capacities set forth and on the 24th of March, 1998.

          Signature                            Title


/s/   Jimmy C. Tallent
      Jimmy C. Tallent                President and Director
                                      (Principal Executive Officer)

/s/   Robert L. Head, Jr.
      Robert L. Head, Jr.             Chairman of the Board of
                                      Directors

/s/   Billy M. Decker
      Billy M. Decker                 Director

/s/   Thomas C. Gilliland
      Thomas C. Gilliland             Director

/s/   Charles Hill
      Charles Hill                    Director

/s/   Hoyt O. Holloway
      Hoyt O. Holloway                Director

/s/   P. Deral Horne
      P. Deral Horne                  Director

/s/   John R. Martin                  Director
      John R. Martin

/s/   Clarence William Mason, Sr.     Director
      Clarence William Mason, Sr.

/s/   W. C. Nelson, Jr.
      W. C. Nelson, Jr.               Director

/s/  Charles E. Parks
     Charles E. Parks                 Director

/s/  Christopher J. Bledsoe
     Christopher J. Bledsoe           Chief Financial Officer
                                      (Principal Accounting and
                                      Financial Officer)

                          EXHIBIT INDEX


Exhibit No.                Description
-----------                -----------


3          Amended and Restated Bylaws, dated September 12, 1997.

21         Subsidiaries of United.

23         Consent of Porter Keadle Moore, LLP.

27         Financial Data Schedule (for SEC use only)

99 Notice of Annual Meeting and Proxy Statement of United, including the Annual Report to Shareholders as Appendix A.