Form 10-K/A
period 1997-12-31
UNITED COMMUNITY BANKS INC
filed 1998-03-31
CIK 857855

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           ____________

                        FORM 10-K Amendment No. 1

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

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K.


     3.   Exhibits.
          --------

     The following exhibits are required to be filed with this Report on Form 10-K by Item 601 of Regulation S-K:


     27.1      -   Amended Financial Data Schedule.

     27.2      -   Restated Financial Data Schedule (1996)




                            SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, United has duly caused this Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Blairsville, State of Georgia, on the 24th of March, 1998.


                                   UNITED COMMUNITY BANKS, INC.
                                        (Registrant)



                                   By:  /s/ Christopher J. Bledsoe
                                            Title:  Chief Financial Officer

                          EXHIBIT INDEX


Exhibit No.                Description
-----------                -----------


27.1       Amended Financial Data Schedule for the year ended
           December 31, 1997

27.2       Restated Financial Data Schedule for the year ended
           December 31, 1996