Form 10-Q
period 1998-03-31
UNITED COMMUNITY BANKS INC
filed 1998-05-28
CIK 857855

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549

                              FORM 10-Q

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Quarterly Period Ended March 31, 1998

                                 OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Transition Period from ___________to ___________

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

                           (706 ) 745-2151
                         ------------------
                         (Telephone number)


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            YES /XX/  NO /  /

       Common stock, par value $1 per share: 7,393,605 shares
                  outstanding as of  May 13, 1998
            UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

                                INDEX

                                                            Page

PART I Financial Information

 Item 1. Financial Statements

   Consolidated Balance Sheets at March 31, 1998
       and December 31, 1997                                    3

   Consolidated Statements of Earnings and Comprehensive
       Income for the Three Months Ended March 31, 1998
       and 1997                                                 4

   Consolidated Statements of Cash Flows for the Three Months
       Ended March 31, 1998 and 1997                            5

   Notes to Consolidated Financial Statements                   6

 Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations                             7



PART II Other Information

   Item 1. Legal Proceedings                                    9

   Item 2. Changes in Securities                                9

   Item 3. Defaults Upon Senior Securities                      9

   Item 4. Submission of Matters to a Vote of Security Holders  9

   Item 5. Other Information                                    9

   Item 6. Exhibits and Reports on Form 8-K                     9

                        UNITED COMMUNITY BANKS, INC. & SUBSIDIARIES
                                Consolidated Balance Sheets
                                        (Unaudited)

                                                                 March 31,                   December 31,
                                                                   1998                          1997
                                                             -------------                   ------------
ASSETS                                                                        (In Thousands)
Cash and due from banks                                      $     54,652                        60,414
Federal funds sold                                                 15,050                         8,420
Cash and cash equivalents                                     -----------                     ---------
                                                                   69,702                        68,834
                                                              -----------                     ---------
Securities held to maturity (estimated fair value
  of $72,652 and $70,846)                                          71,491                        69,559
Securities available for sale                                     150,928                       143,894

Mortgage loans held for sale                                        6,714                         3,962

Loans                                                             847,826                       823,324
  Less: Allowance for loan losses                                 (10,802)                      (10,352)
                                                              -----------                     ---------
    Loans, net                                                    837,024                       812,972
                                                              -----------                     ---------

Premises and equipment                                             29,957                        27,737
Accrued interest receivable                                        11,405                        10,985
Other assets                                                       14,434                        15,424
                                                              -----------                     ---------
                                                              $ 1,191,655                     1,153,367
                                                              ===========                     =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
 Demand                                                       $   116,504                       109,210
 Interest-bearing demand                                          216,935                       189,280
 Savings                                                           50,215                        45,280
 Time                                                             651,164                       633,309
                                                              -----------                      --------
   Total deposits                                               1,034,818                       977,079

Accrued expenses and other liabilities                              6,448                         7,274
Borrowed Funds                                                     60,173                        81,179
Long-term debt                                                     12,401                        12,722
                                                              -----------                     ---------
   Total liabilities                                            1,113,840                     1,078,254
                                                              -----------                     ---------
Stockholders' equity:
 Common stock, $1 par value; 10,000,000 shares
   authorized; 7,385,105 and 7,385,105 shares issued
   and outstanding                                                  7,385                         7,385
 Capital surplus                                                   24,698                        24,699
 Retained earnings                                                 44,851                        42,198
 Accumulated Other Comprehensive Income                               881                           831
                                                              -----------                     ---------
   Total stockholders' equity                                      77,815                        75,113
                                                              -----------                     ---------
                                                              $ 1,191,655                     1,153,367
                                                              ===========                     ==========

See accompanying notes to consolidated financial statements.

                      UNITED COMMUNITY BANKS, INC. & SUBSIDIARIES
                           Consolidated Statements of Earnings
                                 and Comprehensive Income
                                       (Unaudited)

                                                                               For the Three Months Ended
                                                                                        March 31,
                                                                              1998                     1997
                                                                          --------                  -----------
                                                                         (In Thousands except Per Share Details)
INTEREST INCOME:
  Interest and fees on loans                                              $  21,462                 $  16,905
  Interest on federal funds sold                                                337                       356
  Interest on investment securities:
  U.S. Treasury and U.S. Government                                           2,497                     2,015
  State, county and municipal                                                   718                       535
                                                                           --------                   -------
     Total interest income                                                   25,014                    19,811
                                                                           --------                   -------
INTEREST EXPENSE:
  Interest on deposits:
     Demand                                                                   2,096                     1,584
     Savings                                                                    329                       285
     Time                                                                     9,624                     7,498
                                                                           --------                   -------
                                                                             12,049                     9,367
                                                                           --------                   -------
  Borrowed Funds                                                              1,079                       793
                                                                           --------                   -------
     Total interest expense                                                  13,128                    10,160
                                                                           --------                   -------
     Net interest income                                                     11,886                     9,651
Provision for loan losses                                                       498                       596
                                                                           --------                   -------
     Net interest income after provision for                                 11,388                     9,055
                                                                           --------                   -------
NONINTEREST INCOME:
  Service charges and fees                                                    1,183                     1,006
  Securities gains, net                                                         103                        (7)
  Mortgage loan and related fees                                                436                       276
  Other noninterest income                                                      132                       263
                                                                           --------                   -------
     Total noninterest income                                                 1,854                     1,538
                                                                           --------                   -------
NONINTEREST EXPENSE:
  Salaries and employee benefits                                              5,260                     3,920
  Occupancy                                                                   1,418                     1,069
  Other noninterest expense                                                   2,534                     2,195
                                                                           --------                   -------
     Total noninterest expense                                                9,212                     7,184
                                                                           --------                   -------

Earnings before income taxes                                                  4,030                     3,409

Income taxes                                                                  1,371                     1,117
                                                                           --------                   -------
     NET EARNINGS                                                           $ 2,659                     2,292
                                                                           ========                   =======

Other comprehensive income (loss), net of tax:
 Unrealized holding gains (losses) on investment
   securities available for sale arising during the
   period, net of tax of $54 and $(222)                                         114                      (471)
 Less reclassification adjustment for gains (losses)
   included in net earnings, net of tax of $39 and $3                           (64)                        4
                                                                            -------                   -------
Other comprehensive income (loss)                                                50                      (467)
                                                                            -------                   -------
     COMPREHENSIVE INCOME                                                   $ 2,659                     2,292
                                                                            =======                   =======

Per share:
Net earnings                                                                $  0.36                      0.32
Net earnings - Assuming dilution                                            $  0.36                      0.32

Average shares outstanding                                                 7,385,105                 7,085,105
Diluted average shares outstanding                                         7,596,081                 7,257,551

See accompanying notes to consolidated financial statements.

                      UNITED COMMUNITY BANKS, INC. & SUBSIDIARIES
                           Consolidated Statements of Cash Flows
                                          (Unaudited)

                                                                                              For the Three Months Ended

                                                                                                      March 31,
                                                                                             1998                   1997
                                                                                          ---------             -----------
                                                                                                     (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net earnings                                                                          $     2,659             $    2,292
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
      Depreciation, amortization and accretion                                                  601                    525

      Provision for loan losses                                                                 498                    597
      Gain on sale of investment securities                                                    (103)                     5
      Change in assets and liabilities:
          Interest receivable                                                                  (420)                  (873)
          Interest payable                                                                      (83)                   329
          Other assets                                                                        1,379                  1,165
          Accrued expenses and other liabilities                                               (750)                (1,092)
  Change in mortgage loans held for sale                                                     (2,752)                 1,203
                                                                                          ---------               --------

              NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                1,029                  4,151
                                                                                          ---------               --------
CASH FLOWS FROM INVESTING ACTIVITIES:

    Proceeds from maturities and calls of securities held to maturity                         4,478                  5,610
    Purchases of securities held to maturity                                                 (7,366)                (1,676)
    Proceeds from sales of securities available for sale                                      5,728                  3,767
    Proceeds from maturities and calls of securities available for sale                       8,020                  4,928
    Purchases of securities available for sale                                              (19,702)               (33,160)
    Net increase in loans                                                                   (25,187)               (54,383)
    Proceeds from sale of other real estate                                                     109                      7
    Purchase of bank premises and equipment                                                  (2,650)                  (965)
                                                                                          ---------               --------
             NET CASH USED IN INVESTING ACTIVITIES                                          (36,570)               (75,872)
                                                                                          ---------               --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in demand and savings deposits                                              39,883                 13,999
    Net increase in time deposits                                                            17,854                 49,169
    Proceeds from long-term debt                                                                -                      750
    Repayments of long-term debt                                                                321                  4,500
    Proceeds from Other Borrowings                                                          (18,550)                  (283)
    Repayments of Other Borrowings                                                           (3,099)                  (400)
    Cash paid for dividends                                                                     -                     (161)
                                                                                          ---------               --------
              NET CASH PROVIDED BY FINANCING ACTIVITIES                                      36,409                 67,574
                                                                                          ---------               --------


Net increase (decrease) in cash and cash equivalents                                            868                 (4,147)
Cash and cash equivalents at beginning of period                                             68,834                 52,670
                                                                                          ---------               --------
Cash and cash equivalents at end of period                                              $    69,702             $   48,523


Supplemental disclosures of cash flow information:
    Cash paid during the period for:
       Interest                                                                         $    13,044             $   10,480
       Income Taxes                                                                     $     1,200             $      977


Schedule of noncash investing and financing activities:
       Change in dividends payable                                                      $       -               $     (161)
       Transfer of loans to other real estate owned                                     $        885            $      274
       Change in unrealized gain / (loss) on securities available for sale              $         83            $     (731)

             UNITED COMMUNITY BANKS, INC. & SUBSIDIARIES

             Notes to Consolidated Financial Statements


   The accompanying consolidated financial statements have not been audited. The results of operations are not necessarily indicative of the results of operations for the full year or any other interim periods.

   The accounting principles followed by United Community Banks, Inc. ("United") and its bank subsidiaries and the methods of applying these principles conform with generally accepted accounting principles and with general practices within the banking industry. Certain principles, which significantly affect the determination of financial position, results of operation and cash flows are summarized below and in United's annual report on Form 10-K for the year ended December 31, 1997.


(1) BASIS OF PRESENTATION

   The consolidated financial statements include the accounts of United and its wholly-owned subsidiaries, Union County Bank
(UCB), Carolina Community Bank (Carolina), Peoples Bank
(Peoples), Towns County Bank (Towns), White County Bank (White), and First Clayton Bank and Trust (Clayton). United also owns
United Family Finance Co. (UFF), a consumer finance company and United Community Agencies, Inc. (UCA), an insurance subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain items in prior period's financial statements have been reclassified to conform to the current financial statement presentation.

   The consolidated financial information furnished herein reflects all adjustments that are, in the opinion of management, necessary to present a fair statement of the results of operations and financial position for the periods covered herein and are normal and recurring in nature. For further information, refer to the consolidated financial statements and footnotes included in United's annual report on Form 10-K for the year ended December 31, 1997.


(2)  BUSINESS COMBINATIONS

        On January 30, 1998, United acquired certain assets and deposit liabilities of the Ellijay office of The Bank of North
Georgia, which had total loans of $3 million, and total deposits of $23 million.

(3) EARNINGS PER SHARE

   Net earnings per common share are based on the weighted average number of common shares outstanding during each period. Diluted earnings per share is computed using the weighted average number of shares outstanding during each period, adjusted for the dilutive effect of stock options and convertible debentures.

(4) RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130"). SFAS 130 established standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as "the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period escept those resulting from investments by owners and distributions to owners." Comprehensive income for United currently includes net income and unrealized gains and losses on securities available for sale. United's comprehensive income for the period is reflected in the accompanying statements of earnings.

Item II
               MANAGEMENT'S DISCUSSION AND ANALYSIS
                                OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                       Financial Condition


OVERVIEW

     Total assets at March 31, 1998 were $1.2 billion representing a $38 million or a 3 percent increase from December 31, 1997 and a $238 million or a 25 percent increase from March 31, 1997.

   On January 30, 1998, United acquired certain assets and deposit liabilities of the Ellijay office of The Bank of North
Georgia, which had total loans of $3 million, and total deposits of $23 million.


ASSETS AND FUNDING

     At March 31, 1998, earning assets totaled $1.1 billion, an increase of $43 million from December 31, 1997. The mix of earning assets remained relatively the same during the first three months of 1998. Loans comprised 78 percent of total earning assets, compared to 79 percent at December 31, 1997. In addition, the percentage of earning assets represented by total investment securities was 20 percent at March 31, 1998, and December 31, 1997.

     Interest bearing deposits at March 31, 1998 increased $50 million from December 31, 1997, while non-interest bearing deposits increased $7 million since December 31, 1997. At March
31, 1998, deposits accounted for 95 percent of United's funding, compared to 93 percent at December 31, 1997.


LIQUIDITY AND CAPITAL RESOURCES

   Net cash provided by operating activities totaled $1.1 million for the three months ended March 31, 1998. For the first three months of 1998, net cash used by investing activities of $36.6 million consisted of proceeds from maturities of investment securities of $12.5 million, proceeds from the sale of investment securities of $5.7 million, offset by cash outflows of $27 million in investment securities purchases, a $25 million increase in loans outstanding, and purchases of bank premises and equipment of $2.7 million. Net cash provided by financing activities consisted largely of the $40 million increase in deposit accounts, and an increase of $18 million in time deposits.

   Total stockholders' equity at March 31, 1998, was 6.53 percent of total assets, unchanged from December 31, 1997. At March 31, 1998, the Company and its bank's subsidiaries were in compliance with various regulatory capital requirements administrated by the Federal banking agencies.
                      Results of Operations



OVERVIEW

     Net earnings for the three months ended March 31, 1998 increased to $2.7 million or 16 percent over net earnings for the first three months of 1997. Diluted net earnings per common share for the first quarter also increased 13 percent from the same period in 1997 to $0.36 from $0.32. Net interest income increased 23 percent for the three months ended March 31, 1998 over the same period of 1997 to $11.9 million. For the first three months of 1998, the provision for loan losses decreased
16 percent to $498 thousand as compared to $596 thousand for the three month period ended March 31, 1997. Noninterest income and expense rose 27 percent and 30 percent respectively for the first three months of 1998.

NET INTEREST INCOME

     Net interest income for the three months ended March 31, 1998 increased $2.2 million over the first three months of 1997. This increase was the result of a $5.2 million, or 26 percent, increase in interest income and a $2.9 million, or 29 percent increase in interest expense. The increase in interest income was primarily due to an increase in average earning assets of $4.9 million, or 26 percent, with a 2 basis point increase in the average yield on earning assets from 8.99 percent to 9.01 percent. The largest portion of the increase in average earning assets occurred in the average balance of loans, which increased 27 percent, or $4 million, and in total investment securities which increased $649 thousand. These increases were funded primarily by increases in time deposits.

     Interest expense for the three months ended March 31, 1998, increased by $2.9 million, or 29 percent. The increase in interest expense was due primarily to a 29 percent increase in total interest bearing liabilities coupled with an increase of 10 basis points in the rate paid on liabilities. The majority of the increase in interest bearing liabilities was due to a $2 million, or 28 percent, increase in time deposits.
Similarly, the increase in the rate paid on interest bearing liabilities is the result of time deposits supplying a greater percentage in the overall funding mix.


NET INTEREST MARGIN

     The difference between the overall interest income on earning assets and the interest expense paid on all funding sources, including noninterest bearing deposits, expressed as a percentage of earning assets is referred to as the net interest margin. For the first three months of 1998 the net interest margin was 4.58 percent compared to 4.70 percent for the same period in 1997. This 12 basis point decrease was the primary result of a slight increase in the overall earning asset yield of 2 basis points offset by an increase in the average rate paid for interest bearing liabilities of 10 basis points and a decrease in the effect of fees collected on loans of 4 basis points. The increase in the rate paid on interest bearing liabilities is attributed to time deposits representing a higher percentage of the interest bearing liability funding mix for the first three months of 1998 over the same period in 1997.

NONINTEREST INCOME AND EXPENSE

     Noninterest income for the first three months of 1998 increased $398 thousand, or 27 percent over the same period in 1997. Service charges on deposits increased over $185 thousand, or 19 percent. The increase in service charges resulted from acquisition as well as branch openings and expansions in the
Georgia and western North Carolina markets.   Trust income
increased $47 thousand due to an increase in provided trust services. Mortgage banking fees increased $161 thousand, or 58 percent, due to a favorable interest rate environment and an increased number of closings. These increases in noninterest income are offset slightly by a decrease in other income, which decreased $104 thousand.

     Noninterest expenses increased $2 million, or 30 percent, during the first three months of 1998 over the same period in 1997. Salaries and employee benefits increased $1.3 million, or 34 percent, for the first quarter. The increase in salaries and benefits was the result of the addition of personnel in connection with the Ellijay office of The Bank of North Georgia acquisition as well as branch openings in the western North Carolina market. Net occupancy expense increased 32 percent due primarily to the increase in new facilities. Other noninterest expense, including stationary and supplies and advertising, increased $420 thousand during the first three months of 1998. The increase in other noninterest expense is attributed to the new branches and normal business growth as discussed previously.

INCOME TAXES

     Income tax expense increased during the first three months of 1998 compared to the same period in 1997 by $254 thousand or 23 percent. The effective tax rates for the three months ended March 31, 1998 and 1997 were 34 percent and 33 percent, respectively. The increase is primarily due to a lower mix of both federal and state tax-exempt interest income relative to pre-tax earnings.

PROVISION AND ALLOWANCE FOR POSSIBLE LOAN LOSSES

     The provision for loan losses for the three months ended
March 31, 1998 decreased $98 thousand to $498 thousand from the $596 thousand reported for the same period in 1997. This change was due to a reduction in the volume of loan growth of 54 percent from the same period in 1997. Management considers the size and character of the loan portfolio, changes in nonperforming and past due loans, historical loan loss experience, the existing risk of individual loans, concentrations of loans to specific borrowers and existing and prospective economic conditions when determining the adequacy of the allowance for loan losses. The allowance for loan losses at March 31, 1998 was $10.8 million compared to $10.3 million at December 31, 1997. The ratio of the allowance for loan losses to loans outstanding at March 31, 1998 was 1.27 percent compared to 1.26 percent at December 31, 1997. It is management's belief that the allowance for loan losses is adequate to absorb probable loss in the portfolio.

NONPERFORMING ASSETS AND PAST DUE LOANS

     Nonperforming assets, comprised of nonaccrual loans, other real estate owned and loans for which payments are more than 90 days past due, totaled $2.7million at March 31, 1998 compared to $1.0 million at March 31,1997. Nonperforming assets as a percentage of total loans and other real estate owned was .32 percent at March 31, 1998 and .11 percent at March 31,1997.

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

     At March 31, 1998, management was unaware of any known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on United's liquidity, capital resources or operations.

            UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

                     PART II. OTHER INFORMATION




   Item 1. Legal Proceedings - None

   Item 2. Changes in Securities   None

   Item 3. Defaults Upon Senior Securities - None

   Item 4. Submission of Matters to a Vote of Security Holders - None

   Item 5. Other Information - On January 30, 1998, United acquired certain assets and deposit liabilities of the Ellijay office of The Bank of North Georgia, which had total loans of $3 million, and total deposits of $23 million

   Item 6. Exhibits and Reports on Form 8-K

           Exhibits - Exhibit 27 - Financial Data Schedule (for SEC use only)

           Reports on Form 8-K - None.
            UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

                             SIGNATURES



   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                UNITED COMMUNITY BANKS, INC.




                                By:/s/ Jimmy C. Tallent
                                   Jimmy C. Tallent, President
                                   (Principal Executive Officer)


                                   Date:   May 14, 1998





                                By: /s/ Christopher J. Bledsoe
                                   Christopher J. Bledsoe
                                   Chief Financial Officer
                                   (Principal Financial Officer)


                                Date:    May 14, 1998