Form 10-Q/A
period 1998-03-31
UNITED COMMUNITY BANKS INC
filed 1998-07-10
CIK 857855

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549

                              FORM 10-Q

                           Amendment No. 1

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

                            YES /XX/  NO /  /

       Common stock, par value $1 per share: 7,393,605 shares
                  outstanding as of  May 13, 1998
PART I Financial Information

 Item 1. Financial Statements

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
                                                                           ========                   =======

Other comprehensive income (loss), net of tax:
 Unrealized holding gains (losses) on investment
   securities available for sale arising during the
   period, net of tax of $54 and $(222)                                         114                      (471)
 Less reclassification adjustment for gains (losses)
   included in net earnings, net of tax of $39 and $3                           (64)                        4
                                                                            -------                   -------
Other comprehensive income (loss)                                                50                      (467)
                                                                            -------                   -------
     COMPREHENSIVE INCOME                                                   $ 2,709                     1,825
                                                                            =======                   =======

Per share:
Net earnings                                                                $  0.36                      0.32
Net earnings - Assuming dilution                                            $  0.36                      0.32

Average shares outstanding                                                 7,385,105                 7,085,105
Diluted average shares outstanding                                         7,596,081                 7,257,551

See accompanying notes to consolidated financial statements.

                      UNITED COMMUNITY BANKS, INC. & SUBSIDIARIES
                           Consolidated Statements of Cash Flows
                                          (Unaudited)

                                                                                              For the Three Months Ended

                                                                                                      March 31,
                                                                                             1998                   1997
                                                                                          ---------             -----------
                                                                                                     (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net earnings                                                                          $     2,659             $    2,292
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
      Depreciation, amortization and accretion                                                  601                    525

      Provision for loan losses                                                                 498                    596
      Loss (Gain) on sale of investment securities                                             (103)                     7
      Change in assets and liabilities:
          Interest receivable                                                                  (420)                  (873)
          Interest payable                                                                      (83)                   329
          Other assets                                                                        1,379                  1,165
          Accrued expenses and other liabilities                                               (565)                (1,093)
  Change in mortgage loans held for sale                                                     (2,752)                 1,203
                                                                                          ---------               --------

              NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                1,214                  4,151
                                                                                          ---------               --------
CASH FLOWS FROM INVESTING ACTIVITIES:

    Proceeds from maturities and calls of securities held to maturity                         4,478                  5,610
    Purchases of securities held to maturity                                                 (7,366)                (1,676)
    Proceeds from sales of securities available for sale                                      5,728                  3,767
    Proceeds from maturities and calls of securities available for sale                       8,020                  4,928
    Purchases of securities available for sale                                              (19,702)               (33,160)
    Net increase in loans                                                                   (25,187)               (54,383)
    Proceeds from sale of other real estate                                                     109                      7
    Purchase of bank premises and equipment                                                  (2,650)                  (965)
                                                                                          ---------               --------
             NET CASH USED IN INVESTING ACTIVITIES                                          (36,570)               (75,872)
                                                                                          ---------               --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in demand and savings deposits                                              39,884                 13,999
    Net increase in time deposits                                                            17,855                 49,169
    Proceeds from long-term debt                                                                -                      750
    Repayments of long-term debt                                                               (321)                  (283)
    Proceeds from Other Borrowings                                                           10,090                  4,500
    Repayments of Other Borrowings                                                          (31,099)                  (400)
    Cash paid for dividends                                                                    (185)                  (161)
                                                                                          ---------               --------
              NET CASH PROVIDED BY FINANCING ACTIVITIES                                      36,224                 67,574
                                                                                          ---------               --------


Net increase (decrease) in cash and cash equivalents                                            868                 (4,147)
Cash and cash equivalents at beginning of period                                             68,834                 52,670
                                                                                          ---------               --------
Cash and cash equivalents at end of period                                              $    69,702             $   48,523


Supplemental disclosures of cash flow information:
    Cash paid during the period for:
       Interest                                                                         $    13,211             $   10,480
       Income Taxes                                                                     $     1,200             $      977


Schedule of noncash investing and financing activities:
       Change in dividends payable                                                      $       (185)           $     (161)
       Transfer of loans to other real estate owned                                     $        885            $      274
       Change in unrealized gain / (loss) on securities available for sale              $         50            $     (731)

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

Item II
               MANAGEMENT'S DISCUSSION AND ANALYSIS
                                OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                       Financial Condition


OVERVIEW

     Total assets at March 31, 1998 were $1.2 billion representing a $38 million or a 3 percent increase from December 31, 1997 and a $237 million or a 25 percent increase from March 31, 1997.


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

     Interest bearing deposits at March 31, 1998 increased $50 million from December 31, 1997, while non-interest bearing deposits increased $7 million since December 31, 1997. At March
31, 1998, deposits accounted for 93 percent of United's funding, compared to 91 percent at December 31, 1997.


LIQUIDITY AND CAPITAL RESOURCES

   Net cash provided by operating activities totaled $1 million for the three months ended March 31, 1998. For the first three months of 1998, net cash used by investing activities of $36.6 million consisted of proceeds from maturities of investment securities of $12.5 million, proceeds from the sale of investment securities of $5.7 million, offset by cash outflows of $27 million in investment securities purchases, a $25 million increase in loans outstanding, and purchases of bank premises and equipment of $2.7 million. Net cash provided by financing activities consisted largely of the $40 million increase in demand and savings deposit accounts, and an increase of $18 million in time deposits.

   Total stockholders' equity at March 31, 1998, was 6.53 percent of total assets, unchanged from December 31, 1997. At March 31, 1998, the Company and its bank's subsidiaries were in compliance with various regulatory capital requirements administrated by the Federal banking agencies.
                      Results of Operations



OVERVIEW

     Net earnings for the three months ended March 31, 1998 increased to $2.7 million or 16 percent over net earnings for the first three months of 1997. Diluted net earnings per common share for the first quarter also increased 13 percent from the same period in 1997 to $0.36 from $0.32. Net interest income increased 23 percent for the three months ended March 31, 1998 over the same period of 1997 to $11.9 million. For the first three months of 1998, the provision for loan losses decreased
16 percent to $498 thousand as compared to $596 thousand for the three month period ended March 31, 1997. Noninterest income and expense rose 21 percent and 28 percent respectively for the first three months of 1998.

NET INTEREST INCOME

     Net interest income for the three months ended March 31, 1998 increased $2.2 million over the first three months of 1997. This increase was the result of a $5.2 million, or 26 percent, increase in interest income and a $2.9 million, or 29 percent increase in interest expense. The increase in interest income was primarily due to an increase in average earning assets of $211.6 million, or 25 percent, with a 2 basis point increase in the average yield on earning assets from 8.99 percent to 9.01 percent. The largest portion of the increase in average earning assets occurred in the average balance of loans, which increased
26 percent, or $171 million, and in total investment securities and federal funds sold which increased $40 million. These increases were funded primarily by increases in time deposits.

     Interest expense for the three months ended March 31, 1998, increased by $2.9 million, or 29 percent. The increase in interest expense was due primarily to a 20 percent increase in average interest bearing liabilities coupled with an increase of 10 basis points in the rate paid on liabilities. The majority of the increase in interest bearing liabilities was due to a $141 million, or 28 percent, increase in time deposits.
Similarly, the increase in the rate paid on interest bearing liabilities is the result of time deposits supplying a greater percentage in the overall funding mix.


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

     Noninterest income for the first three months of 1998 increased $316 thousand, or 21 percent over the same period in 1997. Service charges on deposits increased over $177 thousand, or 18 percent. The increase in service charges resulted from acquisition as well as branch openings and expansions in the
Georgia and western North Carolina markets.   Trust income
increased $47 thousand due to an increase in provided trust services. Mortgage banking fees increased $161 thousand, or 58 percent, due to a favorable interest rate environment and an increased number of closings. These increases in noninterest income are offset slightly by a decrease in other income, which decreased $131 thousand.

     Noninterest expenses increased $2 million, or 28 percent, during the first three months of 1998 over the same period in 1997. Salaries and employee benefits increased $1.3 million, or 34 percent, for the first quarter. The increase in salaries and benefits was the result of the addition of personnel in connection with the Ellijay office of The Bank of North Georgia acquisition as well as branch openings in the western North Carolina market. Net occupancy expense increased 33 percent due primarily to the increase in new facilities. Other noninterest expense, including stationary and supplies and advertising, increased $339 thousand during the first three months of 1998. The increase in other noninterest expense is attributed to the new branches and normal business growth as discussed previously.

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

NONPERFORMING ASSETS AND PAST DUE LOANS

     Nonperforming assets, comprised of nonaccrual loans, other real estate owned and loans for which payments are more than 90 days past due, totaled $2.7million at March 31, 1998 compared to $1.0 million at March 31,1997. Nonperforming assets as a percentage of total loans and other real estate owned was .33 percent at March 31, 1998 and .10 percent at March 31,1997.

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


                                   Date:   July 10, 1998





                                By: /s/ Christopher J. Bledsoe
                                   Christopher J. Bledsoe
                                   Chief Financial Officer
                                   (Principal Financial Officer)


                                Date:    July 10, 1998