Form 10-Q
period 1998-06-30
UNITED COMMUNITY BANKS INC
filed 1998-08-14
CIK 857855

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549

                              FORM 10-Q

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Quarterly Period Ended June 30, 1998

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

                            YES /XX/  NO /  /

       Common stock, par value $1 per share: 7,393,605 shares
                  outstanding as of August 13, 1998

                                                       INDEX

                                                                                                           Page
PART I Financial Information

  Item 1. Financial Statements

     Consolidated Balance Sheets at June 30, 1998
         and December 31, 1997                                                                               3

     Consolidated Statements of Earnings and Comprehensive
         Income for the Three and Six Months Ended June 30, 1998 and 1997                                    4

     Consolidated Statements of Cash Flows for the Six Months
         Ended June 30, 1998 and 1997                                                                        5

     Notes to Consolidated Financial Statements                                                              6

  Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                                              7



PART II Other Information

     Item 1. Legal Proceedings                                                                              10

     Item 2. Changes in Securities                                                                          10

     Item 3. Defaults Upon Senior Securities                                                                10

     Item 4. Submission of Matters to a Vote of Security Holders                                            10

     Item 5. Other Information                                                                              10

     Item 6. Exhibits and Reports on Form 8-K                                                               10

                                 UNITED COMMUNITY BANKS, INC. & SUBSIDIARIES
                                        Consolidated Balance Sheets
                                                 (Unaudited)

                                                                                       June 30,       December 31,
                                                                                         1998            1997
                                                                                     -----------------------------
                                                                                             (In Thousands)
ASSETS

Cash and due from banks                                                              $    51,962          60,414
Federal funds sold                                                                        27,150           8,420
                                                                                     -----------       ---------
   Cash and cash equivalents                                                              79,112          68,834
                                                                                     -----------       ---------

Securities held to maturity (estimated fair value of $65,808 and $70,846)                 64,734          69,559
Securities available for sale                                                            163,397         143,894

Mortgage loans held for sale                                                               5,711           3,962

Loans                                                                                    899,819         823,324
   Less: Allowance for loan losses                                                       (11,068)        (10,352)
                                                                                     -----------       ---------
      Loans, net                                                                         888,751         812,972
                                                                                     -----------       ---------

Premises and equipment                                                                    31,893          27,737
Accrued interest receivable                                                               12,550          10,985
Other assets                                                                              14,399          15,424
                                                                                     -----------       ---------

                                                                                     $ 1,260,548       1,153,367
                                                                                     ===========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
   Demand                                                                            $   128,420         109,210
   Interest-bearing demand                                                               234,091         189,280
   Savings                                                                                52,425          45,280
   Time                                                                                  650,747         633,309
                                                                                     -----------       ---------
     Total deposits                                                                    1,065,683         977,079

Accrued expenses and other liabilities                                                     7,524           7,274
Borrowed Funds                                                                            95,086          81,179
Long-term debt                                                                            12,079          12,722
                                                                                     -----------       ---------
     Total liabilities                                                                 1,180,372       1,078,254
                                                                                     -----------       ---------
Stockholders' equity:
  Preferred Stock
  Common stock, $1 par value; 10,000,000 shares authorized;                                  -               -
     7,393,605 and 7,385,105 shares issued and outstanding                                 7,394           7,385
  Capital surplus                                                                         24,808          24,699
  Retained earnings                                                                       47,186          42,198
  Accumulated other comprehensive income                                                     788             831
                                                                                     -----------       ---------
     Total stockholders' equity                                                           80,176          75,113
                                                                                     -----------       ---------
                                                                                     $ 1,260,548       1,153,367
                                                                                     ===========       ==========

                See accompanying notes to consolidated financial statements.

                     UNITED COMMUNITY BANKS, INC. & SUBSIDIARIES
                          Consolidated Statements of Earnings
                                      (Unaudited)

                                                       For the Three Months Ended                   For the Six Months Ended
                                                                 June 30,                                    June 30,
                                                         1998                 1997                  1998                1997
                                                        -----                 ----                  ----                ----
                                                                           (In Thousands Except Per Share Data)
INTEREST INCOME:
   Interest and fees on loans                       $   22,632                18,690               44,094                35,594
   Interest on federal funds sold                          358                   427                  695                   784
   Interest on investment securities:
     U.S. Treasury and U.S. Government agencies          2,718                 2,380                5,215                 4,395
     State, county and municipal                           773                   548                1,491                 1,083
                                                    ----------            ----------            ---------            ----------
         Total interest income                          26,481                22,045               51,496                41,856
                                                    ----------            ----------            ---------            ----------

INTEREST EXPENSE:
   Interest on deposits:
     Demand                                              2,265                 2,257                4,361                 3,199
     Savings                                               353                   268                  682                   578
     Time                                                9,704                 7,970               19,328                16,085
                                                    ----------            ----------            ---------            ----------
                                                        12,322                10,495               24,371                19,862
                                                    ----------            ----------            ---------            ----------

   Long-term debt, subordinated debentures and
      federal funds purchased                            1,195                   946                2,274                 1,739
                                                    ----------            ----------            ---------            ----------

         Total interest expense                         13,517                11,441               26,645                21,601
                                                    ----------            ----------            ---------            ----------

         Net interest income                            12,964                10,604               24,851                20,255

Provision for loan losses                                  540                   701                1,038                 1,298
                                                    ----------            ----------            ---------            ----------

         Net interest income after provision
           for loan losses                              12,424                 9,903               23,813                18,957
                                                    ----------            ----------            ---------            ----------

NONINTEREST INCOME:
   Service charges and fees                              1,294                 1,108                2,477                 2,032
   Securities gains, net                                    68                    (1)                 171                    (8)
   Mortgage loan and related fees                          444                   275                  880                   551
   Other noninterest income                                261                   350                  393                   692
                                                    ----------            ----------            ---------            ----------
         Total noninterest income                        2,067                 1,732                3,921                 3,267
                                                    ----------            ----------            ---------            ----------

Noninterest expense:
   Salaries and employee benefits                        5,735                 4,384               10,995                 8,304
   Occupancy                                             1,574                 1,179                2,992                 2,249
   Other noninterest expense                             2,843                 2,308                5,377                 4,500
                                                    ----------            ----------            ---------            ----------
        Total noninterest expense                       10,152                 7,871               19,364                15,053
                                                    ----------            ----------            ---------            ----------

Earnings before income taxes                             4,339                 3,764                8,370                 7,171
Income taxes                                             1,457                 1,172                2,828                 2,289

                                                    ----------            ----------            ---------            ----------

Net earnings                                        $    2,882                 2,592                5,542                 4,882
                                                    ==========            ==========            =========            ==========

Other comprehensive income (loss), net of tax:
  Unrealized holding gains (losses) on investment
  securities available for sale arising during
  the period, net of tax of ($31), $422, $39 and
  $144                                                     (51)                  689                   63                   235

  Less reclassification adjustment for gains
  (losses) included in net earnings, net of
  tax of $26, $1, $(65) and $3                             (42)                    1                 (106)                    5
                                                    ----------            ----------            ---------            ----------
  Total other comprehensive income (loss)                  (93)                  690                  (43)                  240
                                                    ----------            ----------            ---------            ----------
COMPREHENSIVE INCOME                                $    2,789                 3,299                5,499                 5,122
                                                    ==========            ==========            =========            ==========

Per share:
   Net earnings                                     $     0.39                  0.35                 0.74                  0.71
   Net earnings - assuming dilution                 $     0.38                  0.35                 0.74                  0.67
   Dividends declared                               $     0.075                 0.025                0.075                 0.050
Average shares outstanding                           7,393,605             7,342,184            7,389,378             7,213,553
Diluted average shares outstanding                   7,626,222             7,517,906            7,614,782             7,388,358

                See accompanying notes to consolidated financial statements.

                     UNITED COMMUNITY BANKS, INC. & SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                       (Unaudited)

                                                                                              For the Six Months Ended
                                                                                                      June 30,
                                                                                               1998              1997
                                                                                          -----------        ----------
                                                                                                   (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                                                            $     5,542             4,882
  Adjustments to reconcile net earnings to net cash
    provided (used) by operating activities:
    Depreciation, amortization and accretion                                                    1,186             1,091
    Provision for loan losses                                                                   1,038             1,298
    Loss (gain) on sale of investment securities                                                 (171)               (1)
    Change in assets and liabilities:
      Interest receivable                                                                      (1,565)           (1,965)
      Interest payable                                                                            (89)              829
      Other assets                                                                                988               639
      Accrued expenses and other liabilities                                                      274            (1,062)
    Change in mortgage loans held for sale                                                     (1,750)            3,882
                                                                                          -----------        ----------

         NET CASH PROVIDED BY OPERATING ACTIVITIES                                              5,445             9,593
                                                                                          -----------        ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturities and calls of securities held to maturity                           14,334             8,443
   Purchases of securities held to maturity                                                   (11,512)           (3,270)
   Proceeds from sales of securities available for sale                                         9,277             5,273
   Proceeds from maturities and calls of securities available for sale                         17,788             8,719
   Purchases of securities available for sale                                                 (44,560)          (60,115)
   Net increase in loans                                                                      (77,110)         (101,087)
   Proceeds from sale of other real estate                                                        113              -
   Purchase of bank premises and equipment                                                     (5,034)           (3,764)
                                                                                          -----------        ----------
        NET CASH USED IN INVESTING ACTIVITIES                                                 (96,704)         (145,801)
                                                                                          -----------        ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in demand and savings deposits                                                 71,166            32,239
   Net increase in time deposits                                                               17,438           110,945
   Net change in federal funds purchased                                                      (33,011)              750
   Proceeds from notes payable                                                                    -               1,090
   Repayments of notes payable                                                                 56,000              (565)
   Proceeds from FHLB advances                                                                   (643)           12,810
   Repayments of FHLB advances                                                                 (9,081)           (1,602)
   Proceeds from the sale of common stock                                                         119             6,476
   Proceeds from resale of treasury stock of pooled entity                                         -                  6
   Cash paid for dividends                                                                       (461)              (329)
                                                                                          -----------        ----------
        NET CASH PROVIDED BY FINANCING ACTIVITIES                                             101,527           161,820
                                                                                          -----------        ----------
Net increase (decrease) in cash and cash equivalents                                           10,278            25,612
Cash and cash equivalents at beginning of period                                               68,834            52,626
                                                                                          -----------        ----------
Cash and cash equivalents at end of period                                                $    79,112            78,238
                                                                                          ===========        ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                                              $    26,234            20,771
    Income Taxes                                                                          $     2,915             2,778

Schedule of noncash investing and financing activities:
    Change in dividends payable                                                           $        93               -
    Transfer of loans to other real estate owned                                          $     1,228               693
    Financed sales of other real estate                                                   $       936               -
    Change in unrealized gain / (loss) on securities available for sale                   $       (43)              245

                See accompanying notes to consolidated financial statements.

                       UNITED COMMUNITY BANKS, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (unaudited)
                          June 30, 1998 and 1997


Basis of Presentation
---------------------

     The accounting and reporting policies of United Community Banks, Inc. ("United"), and its banking (the "Banks") and non-bank subsidiaries, are in conformity with generally accepted accounting principles and prevailing practices within the financial services industry. The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Such estimates are subject to change in the future as additional information becomes available or previously existing circumstances are modified. Actual results could differ from those estimates.

     These statements should be read in conjunction with United's summary of significant accounting policies which are incorporated herein by reference in its 1997 Annual Report on Form 10-K. Results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results of operations which may be expected for the full year 1998 or any other interim periods.

Issuance of Trust Preferred Securities
--------------------------------------

     In June, 1998, a statutory business trust ("United Community Capital Trust ") was created by United which in July, 1998, issued guaranteed preferred beneficial interests in the Company's junior subordinated preferrable interest debentures ("Capital Securities") to institutional investors in the amount of $20.9 million representing guaranteed preferred beneficial interests in $21million in junior subordinated deferrable interest debentures ("Subordinated Debentures") issued by United to United Community Capital Trust. The Capital Securities bear an interest rate of
8.125 percent and are mandatorily redeemable by United Community Capital Trust upon the repayment of the Subordinated Debentures by United. For regulatory purposes, the Capital Securities will be treated as Tier I capital of United. The Subordinated Debentures are the sole assets of United Community Capital Trust and bear an interest rate of 8.125 percent with a maturity date of July 15, 2028, which may be shortened to a date not earlier than January 15, 2008. If the Subordinated Debentures are redeemed in whole or in part prior to January 15, 2008, the redemption price of the Subordinated Debentures and the Capital Securities will include a premium ranging from 4.06 percent in 2008 to 0.41 percent in 2017.

Year 2000 Compliance
--------------------
     The Federal Reserve has established a Year 2000 Supervision Program and published guidelines for implementing procedures to bring computer software programs and processing systems into Year 2000 compliance. United has established a Year 2000 task force to address all Year 2000 compliance issues as well as enhancements to computer and communications systems resulting from upgrades initiated in response to Year 2000 issues. United is in the process of implementing plans in accordance with regulatory guidelines to bring all business critical computer systems into Year 2000 compliant status. These guidelines include requirements regarding project plans, testing plans and contingency plans. United is in conformity with the current requirements regarding completion and implementation of these plans. All business critical systems have been scheduled for implementation or upgrade and testing procedures established for completion by year end 1998.

     Year 2000 expenses of $100,000 were incurred through the six months ended June 30, 1998. These expenses included training, education and an assessment of the Company's systems estimation of the costs associated with upgrading internal systems to Year 2000 compliance. United anticipates approximately $2.4 million of additional investment, the majority of which will involve the replacement of equipment and software which will be depreciated over a period of 3 to 5 years.

     The above reflects management's current assessment and estimates. Various factors could cause actual results to differ materially from those contemplated by such assessments, estimates and forward looking statements. Some of these factors may be beyond the control of United, including but not limited to, vendor representations, technological advancements, economic factors and competitive considerations. Management's evaluation of Year 2000 compliance and technological upgrades is an ongoing process involving continual evaluation. Unanticipated problems could develop and alternative solutions may be available that could cause current solutions to be more difficult or costly than currently anticipated.


Recent Accounting Developments
------------------------------

     United adopted Statement of Financial Accounting Standards
No. 130, "Reporting Comprehensive Income" ("SFAS 130") in January
1998. SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. SFAS
130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 also requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and
(b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of a statement of financial position. Additionally, SFAS 130 allows an enterprise to present total comprehensive income amount in the notes to the interim financial statements rather than on the face of a statement, as required for the display in the annual financial statements. For the six months ended June 30, 1998, comprehensive income was $5.5 million, reflecting a $43 thousand adjustment to net income for unrealized gains on securities available-for-sale, net of income taxes. Comprehensive income for the three months ended June 30, 1998 was $2.8 million, reflecting a decrease of $93 thousand in the unrealized gain on securities available-for-sale, net of income taxes.

     On June 15, 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which standardizes the accounting for derivative instruments by requiring that all derivatives be recognized as assets and liabilities and measured at fair value. This statement is effective for fiscal years beginning after June 15, 1999.


                      RESULTS OF OPERATIONS

     United recognized net income of $5.5 million, or $.74 per fully diluted share, for the first six months of 1998, as compared with net income of $4.9 million, or $.68 per diluted share earned in 1997. Return on average total assets and return on average stockholders' equity was 0.93% and 14.39%, respectively, for the six months ended June 30, 1998 as compared to 1.02% and 15.56%, respectively, for the comparable prior year period.

     Net income for the three months ended June 30, 1998 was $2.9 million, or $.38 per diluted share, as compared with net income of $2.6 million, or $.35 per diluted share in 1997. Return on average total assets and return on average stockholders' equity was 0.95% and 14.79%, respectively, for the three months ended June 30, 1998 as compared to 1.05% and 16.39%, respectively, for the comparable prior year period.

     The six months ending June 30, 1998 results, when compared with the comparable prior year period, reflect a $4.9million increase in net interest income, a $475 thousand increase in non-interest income, exclusive of net securities gains, a $179 thousand increase in net securities gains and a $260 thousand decrease in the provision for loan losses. This activity was partially offset by a $4.3 million increase in non-interest expense and a $539 thousand increase in the provision for income taxes.

     Net interest income, which represents the difference between interest earned on interest earning assets and interest incurred on interest bearing liabilities, is United's primary source of earnings. Net interest income is affected by the level and composition of assets, liabilities and equity, as well as changes in market interest rates.

     Net interest income increased $4.9 million, or 20%, to $23.8 million for the six months ending June 30, 1998, as compared to $19 million for the comparable prior year period. This growth was achieved through a significant increase in the level of average interest earning assets. The net interest margin on a taxable equivalent basis declined to 4.64% during the most recent quarter when compared to 4.69% during the 1997 comparable period. Factors contributing to the decline in the net interest margin included:
(a) a change in the composition of average interest earning assets; (b) higher levels of interest bearing customer deposit liabilities.

     Interest income increased 19% to $51.5 million for the six months ending June 30, 1998 when compared to $41.9 million for the comparable prior year period. This increase is attributable to a $207 million or 19% increase in average interest earning assets to $1.1 billion for the six months ending June 30, 1998, as compared to $897 million during the comparable 1997 period, offset somewhat by a decrease in the yield on average earning assets to 8.93% as compared to 9.03%.

     Average loans increased $166 million or 20% to $852
million for the six months ending June 30, 1998, representing 77% of average interest earning assets, when compared to $686 million, or 76% of average interest earning assets, for the comparable prior year period. This level of growth was achieved through continued strong demand in virtually all loan categories. The corresponding yield on average loans declined modestly to 9.71% during the most recent quarter when compared to 9.77% for the 1997 comparable period. Average loans represented 94% of average deposits for the quarter ended June 30, 1998.

     Average securities increased $44 million or 20% to $223 million for the six months ending June 30, 1998 when compared to $179 million for the comparable prior year period. The overall yield on the securities portfolio decreased slightly to 6.75% during the most recent quarter as compared to 6.75% during 1997, reflecting a decrease in market interest rates.

     Interest expense increased to $26.6 million in the second quarter of 1998, reflecting a 4.87% cost of funds, as compared with $19.9 million, and a 4.86% cost of funds in 1997. The increase in interest expense resulted from the $207 million increase in the level of average interest bearing liabilities, primarily, and an increase in the level of average interest bearing customer deposit liabilities.

     Average total savings and time deposits increased $119 million or 17% to $699 million during 1998, when compared to $581 million during 1997. The overall cost of funds on average savings and time deposits declined to 5.77% during the most recent quarter from 5.79% during the comparable 1997 period. Interest bearing deposit levels declined principally as a result of management implementing its pricing strategy on customer deposit liabilities.

     Average demand deposits increased $170 million or 21% to $216 million during the second quarter of 1998 as compared to $170 million for 1997. The growth in the level of demand deposits has resulted from branching in new areas as well as acquisitions. At June 30, 1998, demand deposits represented 20% of total deposits as compared to 19% at June 30, 1997.


Non-Interest Income
-------------------

     Non-interest income, exclusive of net securities gains, was $3.75 million in the six months ending June 30, 1998, as compared with $3.28 million in the comparable prior year period. Net securities gains of $171 thousand recognized during the most recent quarter were achieved principally through the sale of certain agency investments.

     The modest increase in non interest income during the most recent quarter resulted from a $445 thousand increase in fees and service charges on deposit accounts to $2.5 million and a $329 thousand increase in mortgage loan and related fees to $880 thousand and, a $299 thousand decrease in other operating income to $393 million.

Non-Interest Expense
--------------------

     Non-interest expense increased $4.3 million, during the six months ending June 30, 1998 to $19.3 million as compared with $15.1 million during the comparable prior year period. The increase in non-interest expense during the six months ending June 30, 1998 principally reflects the construction of new facilities as well as the staffing costs associated with these expansions.

Income Taxes
------------

     United's effective tax rate was 33.56% for the six months ending June 30, 1998, as compared to 31.11% for the comparable prior year period. United's effective tax rate was 33.18% for the six months ended, June 30, 1998, as compared to 31.91% for the comparable prior year period. These increases are primarily a result of United moving from the 32% corporate tax bracket to the 33% tax bracket.

Loan Portfolio
--------------

      The loan portfolio is concentrated primarily in loans secured by real estate in the North Georgia mountains and Western North Carolina. The risk inherent in this portfolio is dependent not only upon regional and general economic stability which affects property values, but also the financial well-being and creditworthiness of the borrowers.

     Total loans increased $77 million from $823 million at December 31, 1997 to $900 million at June 30, 1998, representing an annualized increase of 19%, due to continued strong demand in virtually all loan categories.

Asset Quality
-------------

     The components of non-performing assets are delineated below (in thousands):

                                    June 30,        December 31,      June 30,
                                     1998               1997           1997
                                    -------         -----------     ----------
Loans ninety days past due
     and still accruing             $   568         $   536         $    477
Non-accrual loans                     1,388             515            1,401
                                    -------         -------         --------
Non-performing loans                  1,956           1,051            1,878
Other real estate                       567             386              567
Non-performing assets               $ 2,523         $ 1,437         $  2,445
                                    =======         =======         ========

         At June 30, 1998, non-performing assets, which include loans past due ninety days and still accruing interest, non-accrual loans and other real estate, increased modestly to $2.5 million
when compared to $1.4 million at December 31, 1997.   Non-
performing assets increased $78 thousand at June 30, 1998 when compared to $2.4 million at June 30, 1997. Non-performing loans at June 30, 1998 consisted of $6.9 million in commercial loans,
$6.7 million in commercial mortgages, $5.6 million in residential mortgages, $2.0 million in construction and land loans, $.5 million in consumer loans and leases, and $.6 million in multi-family mortgages.

     Management determines what it deems to be the appropriate level of the allowance for loan losses on an ongoing basis by reviewing individual loans, as well as the composition of and trends in the loan portfolio. Management considers, among other items, concentrations within segments of the loan portfolio, delinquency trends, as well as recent charge-off experience and third party evidentiary matter (such as appraisals) when assessing the degree of credit risk in the portfolio. Various appraisals and estimates of current value influence the estimation of the required allowance at any point in time.

     The provision for loan losses declined to $540 thousand during the current quarter, as compared to $700 thousand in the 1997 comparable period. While management uses available information in estimating possible loan losses, future additions to the allowance may be necessary based on future changes in economic conditions. Based on current economic conditions, management considers the allowance for loan losses at June 30, 1998 adequate to cover the possible credit losses inherent in the loan portfolio.

Securities Portfolio
--------------------

     Management's strategy for the securities portfolio is to maintain a short-weighted average life to minimize the exposure to future rises in interest rates and to provide cash flows that may be reinvested at current market interest rates. The combined weighted average lives of the held-to-maturity and available-for-sale securities portfolios at June 30, 1998 was 4.63 years.

     During the first six months of 1998, securities available-for-sale increased $19.5 million to $163 million when compared to $143.9 million at December 31, 1997. This increase resulted from management's decision to leverage its capital principally through the purchase of investment securities and the growth of loans funded primarily with Federal Home Loan Bank advances of varied maturities.

     At June 30, 1998, held-to-maturity and available-for-sale securities carried at $141 million were pledged for various purposes as required by law.

Borrowings
----------

     Federal funds decreased $33 million from $33 million at December 31, 1997 to zero at June 30, 1998. In addition, new advances on Federal Home Loan Bank borrowings totalled $56 million during the first six months of 1998. This increase brought total outstanding borrowings from the FHLB to $90 million. These increased borrowing arrangements were entered into to fund the purchases of investment securities placed in the available-for-sale securities portfolio as well as to fund growth.


Asset/Liability Management
--------------------------

     United's primary earnings source is the net interest income, which is affected by changes in the level of interest rates, the relationship between rates, the impact of interest rate fluctuations on asset prepayments, the level and composition of deposits, and the credit quality of the portfolio. Management's asset/liability objectives are to maintain a strong, stable net interest margin, to utilize its capital effectively without taking undue risks and to maintain adequate liquidity.

     United's risk assessment program includes a coordinated approach to the management of liquidity, capital and interest rate risk. This risk assessment process is governed by policies and limits established by senior management which are reviewed and approved by the Asset/Liability Committee ("ALCO"). ALCO, comprised of members of senior management, meets periodically to evaluate the impact of changes in market interest rates on assets and liabilities, net interest margin, capital and liquidity, and to evaluate United's strategic plans and presents its findings to the Board of United and its bank subsidiaries.

     The balance sheet structure is primarily short-term with most assets and liabilities repricing or maturing in less than five years. Management monitors the sensitivity of net interest income by utilizing a dynamic simulation model complemented by traditional gap analysis. This model measures net interest income sensitivity and volatility to interest rate changes; it involves a degree of estimation based on certain assumptions that management believes to be reasonable. Factors considered include actual maturities, estimated cash flows, repricing characteristics, deposit growth/retention and, primarily, the relative sensitivity of assets and liabilities to changes in market interest rates. Utilizing this process, management can project the impact of changes in interest rates on net interest income. This relative sensitivity is important to consider since the Bank's core deposit base is not subject to the same degree of interest rate sensitivity as its assets. Core deposit costs are internally controlled and generally exhibit less sensitivity to changes in interest rates than the adjustable rate assets whose yields are based on external indices and change in concert with market interest rates.

Liquidity
---------

     The objective of liquidity management is to ensure the availability of sufficient resources to meet all financial commitments and to capitalize on opportunities for business expansion. Liquidity management addresses the ability to meet deposit withdrawals either on demand or contractual maturity, to repay other borrowings as they mature and to make new loans and investments as opportunities arise.

     United's sources of liquidity include dividends from its subsidiaries, borrowings, and funds available through the capital markets. Dividends from the Banks are limited by Georgia and North Carolina State Banking Department regulations. Pursuant to this regulation, the Banks had $9.7 million of retained earnings available dividends to United as of June 30, 1998.

     The Bank has numerous sources of liquidity including loan and security principal repayments and maturities, lines of credit with other financial institutions, the ability to borrow under repurchase agreements utilizing its unpledged securities portfolio, the sale of securities from its available-for-sale portfolio, the securitization of loans within the portfolio, whole loan sales and growth in its core deposit base.

     United, through its subsidiary banks, has the ability, as members of the Federal Home Loan Bank ("FHLB") system, to borrow $153 million on a secured basis, utilizing mortgage related loans and securities as collateral, for a term ranging from one day to ten years at both fixed and variable rates. As of June 30, 1998, the Bank's had $91.6 million in such borrowings outstanding.

     United's and the Bank's liquidity positions are monitored daily to ensure the maintenance of an optimum level and efficient use of available funds. Management believes that United and Banks have sufficient liquidity to meet their operating requirements.

     On June 15, 1998, the Board of Directors increased its quarterly cash dividend by 50% from $0.025 cents per share to $0.0375 cents per share. This dividend is payable July 1, 1998 to shareholders of record at the close of business June 15, 1998.

Capital
-------

     United and its bank subsidiaries are subject to the risk based capital guidelines administered by the banking regulatory agencies. The risk based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Under these guidelines, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk weighted assets and off-balance sheet items. The guidelines currently require all banks and bank holding companies to maintain a minimum ratio of total risk based capital to total risk weighted assets of 8%, including a minimum ratio of Tier I capital to total risk weighted assets of 4% and a Tier I capital to average assets of 4%. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators, that, if undertaken, could have a direct material effect on United's financial statements. As of June 30, 1998, the most recent notification from the various banking regulators categorized United and its bank subsidiaries as well capitalized under the regulatory framework for prompt corrective action. Under the capital adequacy guidelines, a well capitalized institution must maintain a minimum total risk based capital to total risk weighted assets ratio of at least 10%, a minimum Tier I capital to total risk weighted assets ratio of at least 6%, a minimum leverage ratio of at least 5% and not subject to any written order, agreement or directive. There are no conditions or events since such notification that management believes have changed this classification.

     The following table sets forth United's regulatory capital at June 30, 1998 and June 30, 1997, under the rules applicable at such date. At such date, management believes that United meets all capital adequacy requirements to which it is subject.

                                                        June 30, 1998          June 30, 1997
                                                       -----------------------------------------------
 (dollars in thousands )                               Amount       Ratio       Amount       Ratio
                                                       -----------------------------------------------
 Tier 1 Capital .....................................$    71,779     8.40%    $  62,496       8.49%
 Regulatory Requirement .............................     34,173     4.00%       29,430       4.00%
                                                       -----------------------------------------------
 Excess .............................................$    37,606     4.40%    $  33,066       4.49%
                                                       -----------------------------------------------
 Total Risk Adjusted Capital ........................$    89,464    10.47%    $  75,087      10.21%
 Regulatory Requirement ............................      68,346     8.00%       58,860       8.00%
                                                       -----------------------------------------------
 Excess ............................................ $    21,118     2.47%    $  16,227       2.21%
                                                       -----------------------------------------------
 Risk Weighted Assets .............................. $   854,335              $ 735,745
                                                         -------                -------

     United's capital ratios were favorably impacted by the issuance of $21 million of 8.125% Capital Securities on July 15,
1998, which under regulatory guidelines, qualify as Tier 1 capital.
            UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

                     PART II. OTHER INFORMATION




   Item 1. Legal Proceedings - None
           -----------------

   Item 2. Changes in Securities  - None
           ---------------------

   Item 3. Defaults Upon Senior Securities - None
           -------------------------------

   Item 4. Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------

               a.) United Community Banks, Inc. 1998 Annual Meeting Meeting of Stockholders was held April 16, 1998

               b.) The following slate of directors was elected to Serve the current year term:

                     Billy M. Decker            Hoyt O. Hollowary
                     P. Deral Horne             Thomas C. Gilliland
                     Clarence W. Mason, Sr.     Robert L. Head, Jr.
                     W.C. Nelson, Jr.           Charles E. Hill
                     Jimmy C. Tallent           Charles E. Parks
                     John R. Martin

                     5,288,216.25 shares were voted for the slate of directors and zero sharers voted against the slate. This represented 71.61% of total shareholders.

             No matters, other than the election of the above slate of directors, were voted on at the Annual meeting.

   Item 5. Other Information - None
           -----------------

   Item 6. Exhibits and Reports on Form 8-K
           --------------------------------

            Exhibit 27 - Financial Data Schedule

            There were no reports on Form 8-K.
            UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

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


                               Date:   August 13, 1998




                               By: /s/ Christopher J. Bledsoe
                                   Christopher J. Bledsoe
                                   Chief Financial Officer
                                   (Principal Financial Officer)


                               Date:    August 13, 1998