Form 10-Q/A
period 1998-06-30
UNITED COMMUNITY BANKS INC
filed 1998-10-01
CIK 857855

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549

                              FORM 10-Q/A

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Quarterly Period Ended June 30, 1998

                                 OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Transition Period from ___________ to ___________

                   Commission file number 0-21656


                    UNITED COMMUNITY BANKS, INC.
       ------------------------------------------------------
       (Exact name of registrant as specified in its charter)

        Georgia                          58-180-7304
- ------------------------   ------------------------------------
(State of incorporation)   (I.R.S. Employer Identification No.)

P.O. Box 398, 59 Highway 515
Blairsville, Georgia                              30512
- -------------------------------                ----------
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
                                        Consolidated Balance Sheets
                                                 (Unaudited)

                                                                                       June 30,       December 31,
                                                                                         1998            1997
                                                                                     -----------------------------
                                                                                             (In Thousands)
ASSETS

Cash and due from banks                                                              $    51,962          60,414
Federal funds sold                                                                        27,150           8,420
                                                                                     -----------       ---------
   Cash and cash equivalents                                                              79,112          68,834
                                                                                     -----------       ---------

Securities held to maturity (estimated fair value of $65,808 and $70,846)                 64,734          69,559
Securities available for sale                                                            163,397         143,894

Mortgage loans held for sale                                                               5,711           3,962

Loans                                                                                    899,819         823,324
   Less: Allowance for loan losses                                                       (11,068)        (10,352)
                                                                                     -----------       ---------
      Loans, net                                                                         888,751         812,972
                                                                                     -----------       ---------

Premises and equipment                                                                    31,893          27,737
Accrued interest receivable                                                               12,550          10,985
Other assets                                                                              14,400          15,424
                                                                                     -----------       ---------

                                                                                     $ 1,260,548       1,153,367
                                                                                     ===========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
   Demand                                                                            $   128,420         109,210
   Interest-bearing demand                                                               234,091         189,280
   Savings                                                                                52,425          45,280
   Time                                                                                  650,747         633,309
                                                                                     -----------       ---------
     Total deposits                                                                    1,065,683         977,079

Accrued expenses and other liabilities                                                     7,524           7,274
Borrowed Funds                                                                            95,086          81,179
Long-term debt                                                                            12,079          12,722
                                                                                     -----------       ---------
     Total liabilities                                                                 1,180,372       1,078,254
                                                                                     -----------       ---------
Stockholders' equity:
  Preferred Stock
  Common stock, $1 par value; 10,000,000 shares authorized;                                  -               -
     7,393,605 and 7,385,105 shares issued and outstanding                                 7,394           7,385
  Capital surplus                                                                         24,808          24,699
  Retained earnings                                                                       47,186          42,198
  Accumulated other comprehensive income                                                     788             831
                                                                                     -----------       ---------
     Total stockholders' equity                                                           80,176          75,113
                                                                                     -----------       ---------
                                                                                     $ 1,260,548       1,153,367
                                                                                     ===========       =========

                See accompanying notes to consolidated financial statements.

                     UNITED COMMUNITY BANKS, INC. & SUBSIDIARIES
                          Consolidated Statements of Earnings
                                      (Unaudited)

                                                       For the Three Months Ended                   For the Six Months Ended
                                                                 June 30,                                    June 30,
                                                         1998                 1997                  1998                1997
                                                        -----                 ----                  ----                ----
                                                                           (In Thousands Except Per Share Data)
INTEREST INCOME:
   Interest and fees on loans                       $   22,632                18,690               44,094                35,594
   Interest on federal funds sold                          358                   427                  695                   784
   Interest on investment securities:
     U.S. Treasury and U.S. Government agencies          2,718                 2,380                5,215                 4,395
     State, county and municipal                           773                   548                1,491                 1,083
                                                    ----------            ----------            ---------            ----------
         Total interest income                          26,481                22,045               51,496                41,856
                                                    ----------            ----------            ---------            ----------

INTEREST EXPENSE:
   Interest on deposits:
     Demand                                              2,265                 2,257                4,361                 3,199
     Savings                                               353                   268                  682                   578
     Time                                                9,704                 7,970               19,328                16,085
                                                    ----------            ----------            ---------            ----------
                                                        12,322                10,495               24,371                19,862
                                                    ----------            ----------            ---------            ----------

   Long-term debt, subordinated debentures and
      federal funds purchased                            1,195                   946                2,274                 1,739
                                                    ----------            ----------            ---------            ----------

         Total interest expense                         13,517                11,441               26,645                21,601
                                                    ----------            ----------            ---------            ----------

         Net interest income                            12,964                10,604               24,851                20,255

Provision for loan losses                                  540                   701                1,038                 1,298
                                                    ----------            ----------            ---------            ----------

         Net interest income after provision
           for loan losses                              12,424                 9,903               23,813                18,957
                                                    ----------            ----------            ---------            ----------

NONINTEREST INCOME:
   Service charges and fees                              1,294                 1,108                2,477                 2,032
   Securities gains, net                                    68                   315                  171                   308
   Mortgage loan and related fees                          444                   275                  880                   551
   Other noninterest income                                261                    34                  393                   376
                                                    ----------            ----------            ---------            ----------
         Total noninterest income                        2,067                 1,732                3,921                 3,267
                                                    ----------            ----------            ---------            ----------

Noninterest expense:
   Salaries and employee benefits                        5,735                 4,384               10,995                 8,304
   Occupancy                                             1,574                 1,179                2,992                 2,249
   Other noninterest expense                             2,843                 2,308                5,377                 4,500
                                                    ----------            ----------            ---------            ----------
        Total noninterest expense                       10,152                 7,871               19,364                15,053
                                                    ----------            ----------            ---------            ----------

Earnings before income taxes                             4,339                 3,764                8,370                 7,171
Income taxes                                             1,457                 1,172                2,828                 2,289

                                                    ----------            ----------            ---------            ----------

Net earnings                                        $    2,882                 2,592                5,542                 4,882
                                                    ==========            ==========            =========            ==========

Other comprehensive income (loss), net of tax:
  Unrealized holding gains (losses) on investment
  securities available for sale arising during
  the period, net of tax, of $31, $(422), $(39) and
  $(144)                                                   (51)                  689                   63                   235

  Less reclassification adjustment for (gains)
  losses included in net earnings, net of
  tax of $26, $120, $65 and $117                           (42)                 (195)                (106)                 (191)
                                                    ----------            ----------            ---------            ----------
  Total other comprehensive income (loss)                  (93)                  494                  (43)                   44
                                                    ----------            ----------            ---------            ----------
COMPREHENSIVE INCOME                                $    2,789                 3,086                5,499                 4,926
                                                    ==========            ==========            =========            ==========

Per share:
   Net earnings                                     $     0.39                  0.35                 0.75                  0.68
   Net earnings - assuming dilutions                $     0.38                  0.35                 0.74                  0.67
   Dividends declared                               $     0.0375                0.025                0.075                 0.050
Average shares outstanding                           7,393,605             7,342,184            7,389,378             7,213,553
Diluted average shares outstanding                   7,626,222             7,517,906            7,610,555             7,388,358

                See accompanying notes to consolidated financial statements.

                     UNITED COMMUNITY BANKS, INC. & SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                       (Unaudited)

                                                                                              For the Six Months Ended
                                                                                                      June 30,
                                                                                               1998              1997
                                                                                          -----------        ----------
                                                                                                   (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                                                            $     5,542             4,882
  Adjustments to reconcile net earnings to net cash
    provided (used) by operating activities:
    Depreciation, amortization and accretion                                                    1,186             1,091
    Provision for loan losses                                                                   1,038             1,298
    Loss (gain) on sale of investment securities                                                 (171)             (308)
    Change in assets and liabilities:
      Interest receivable                                                                      (1,565)           (1,965)
      Interest payable                                                                            (89)              829
      Other assets                                                                                988               946
      Accrued expenses and other liabilities                                                      273            (1,062)
    Change in mortgage loans held for sale                                                     (1,749)            3,882
                                                                                          -----------        ----------

         NET CASH PROVIDED BY OPERATING ACTIVITIES                                              5,445             9,593
                                                                                          -----------        ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturities and calls of securities held to maturity                           14,334             8,443
   Purchases of securities held to maturity                                                   (11,512)           (3,270)
   Proceeds from sales of securities available for sale                                         9,277             5,229
   Proceeds from maturities and calls of securities available for sale                         17,788             8,719
   Purchases of securities available for sale                                                 (44,560)          (60,115)
   Net increase in loans                                                                      (77,110)         (101,087)
   Proceeds from sale of other real estate                                                        113              -
   Purchase of bank premises and equipment                                                     (5,034)           (3,764)
                                                                                          -----------        ----------
        NET CASH USED IN INVESTING ACTIVITIES                                                 (96,704)         (145,845)
                                                                                          -----------        ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in demand and savings deposits                                                 71,166            32,239
   Net increase in time deposits                                                               17,438           110,945
   Net change in federal funds purchased                                                      (33,011)              750
   Proceeds from notes payable                                                                    -               1,090
   Repayments of notes payable                                                                   (643)             (565)
   Proceeds from FHLB advances                                                                 56,000            12,810
   Repayments of FHLB advances                                                                 (9,081)           (1,602)
   Proceeds from the sale of common stock                                                         119             6,476
   Proceeds from resale of treasury stock of pooled entity                                         -                 16
   Cash paid for dividends                                                                       (461)              (329)
                                                                                          -----------        ----------
        NET CASH PROVIDED BY FINANCING ACTIVITIES                                             101,527           161,820
                                                                                          -----------        ----------
Net increase (decrease) in cash and cash equivalents                                           10,278            25,568
Cash and cash equivalents at beginning of period                                               68,834            52,670
                                                                                          -----------        ----------
Cash and cash equivalents at end of period                                                $    79,112            78,238
                                                                                          ===========        ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                                              $    26,734            20,772
    Income Taxes                                                                          $     2,915             2,778

Schedule of noncash investing and financing activities:
    Change in dividends payable                                                           $        93               -
    Transfer of loans to other real estate owned                                          $     1,228               693
    Financed sales of other real estate                                                   $       936               -
    Change in unrealized gain / (loss) on securities available for sale                   $       (43)              245

                See accompanying notes to consolidated financial statements.

                       UNITED COMMUNITY BANKS, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (unaudited)
                          June 30, 1998 and 1997


Basis of Presentation
- ---------------------

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

Earnings Per Share
- ------------------

                                                      Three Months Ended      Six Months Ended
                                                           June 30,               June 30,
                                                      ------------------      -----------------
                                                        1998     1997           1998       1997
                                                       -----     ----          -----       ----
                                                       (In thousands, except per share data)
                                                       -------------------------------------
                                                                     (Unaudited)
                                                                     -----------
Basic earnings per share:
   Weighted average shares outstanding                 7,394     7,342          7,389     7,214
   Net income                                          2,882     2,592          5,542     4,882
   Basic earnings per share                             0.39      0.35           0.75      0.68

Diluted earnings per share:
   Weighted average shares outstanding                 7,394     7,342          7,389     7,214
   Net effect of the assumed exercise of
     stock options based on the treasury
     stock method using average market
     prive for the period                                 93        36             81        35

Effect of conversion of subordinated debt                140       140            140       140
                                                      ------    ------          -----     -----

Total weighted average shares and common
   stock equivalents outstanding                       7,626     7,518          7,610     7,388


Net income, as reported                                2,882     2,592          5,542     4,882
Income effect of conversion of subordinated
   debt, net of tax                                       47        46             94        93
                                                      ------    ------         ------     -----
Net income, adjusted for effect of conversion
   of subordinated debt, net of tax                    2,929     2,638          5,636     4,975

Diluted earnings per share                              0.38      0.35           0.74      0.67


Issuance of Trust Preferred Securities
- --------------------------------------

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

Year 2000 Compliance
- --------------------

     The Federal Reserve has established a Year 2000 Supervision
Program and published guidelines for implementing procedures to bring computer software programs and processing systems into Year
2000 compliance. United has established a Year 2000 task force to address all Year 2000 compliance issues as well as enhancements to computer and communications systems resulting from upgrades initiated in response to Year 2000 issues. United is in the process of implementing plans in accordance with regulatory guidelines to bring all business critical computer systems into Year 2000 compliant status. These guidelines include requirements regarding project plans, testing plans and contingency plans. United is in conformity with the current requirements regarding completion and implementation of these plans. All business critical systems have been scheduled for implementation or upgrade and testing procedures established for completion by year end 1998. The Company is actively managing all of its third party software vendors to obtain software corrections and warranty commitments. Management believes that those software vendors which have been identified by the task force as ESSENTIAL to the Company's operations are currently on schedule to meet the Company's Y2K timetable. The Company is acting upon the belief and understanding that all federal agencies are actively managing the Y2K problems which are inherent in the global banking and payments systems.

     The Company's credit customers are also subject to potential losses as a result of Y2K exposure in their own computer systems as well as the computer systems of their suppliers and customers.
The Company is working with those customers that the Company believes may be significantly affected to assess each customer's Y2K exposure and the extent to which the customer has addressed the problem. Any exposure which, in the opinion of management, is not adequately addressed will be taken into account in assessing the loss potential, if any, associated with that credit relationship.

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

Recent Accounting Developments
- ------------------------------

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



Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations
         ---------------------------------------------


GENERAL

     The following discussion focuses on significant changes in the financial condition and results of operations of the Company and the Banks during the six-month period ended June 30, 1998 and the three years ended December 31, 1997. The discussion and analysis is intended to supplement and highlight and should be read in conjunction with information contained in the accompanying consolidated financial statements.


OVERVIEW OF THE SIX-MONTH PERIOD ENDED JUNE 30, 1998

     The Company recognized net income of $5.5 million, or $.74, per diluted share, for the first six months of 1998, as compared with net income of $4.9 million, or $.67, per diluted share earned in 1997.
Return on average total assets and return on average stockholders' equity was 0.94% and 14.40%, respectively, for the six months ended
June 30, 1998 as compared to 1.03% and 15.87%, respectively, for the comparable prior year period.

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

     The results for the six months ending June 30, 1998, when compared with the comparable prior year period, reflect a $4.9 million increase in net interest income, a $791 thousand increase in noninterest income, exclusive of net securities gains, a $137 thousand decrease in net securities gains and a $260 thousand decrease in the provision for loan losses. This activity was partially offset by a $4.3 million increase in noninterest expense and a $539 thousand increase in the provision for income taxes.

     Interest expense increased to $26.6 million in the second quarter of 1998, reflecting a 4.87% cost of funds, as compared with $21.6 million, and a 4.86% cost of funds in 1997. The increase in interest expense resulted from the $207 million increase in the level of average interest bearing liabilities, primarily, and an increase in the level of average interest bearing customer deposit liabilities.

     Net Interest Income
     -------------------

     Net interest income, which represents the difference between interest earned on interest earning assets and interest incurred on interest bearing liabilities, is the Company's primary source of earnings. Net interest income is affected by the level and composition of assets, liabilities and equity, as well as changes in market interest rates. The Company actively manages this income source to provide the largest possible amount of income while balancing interest rate, credit, and liquidity risks.

     Net interest income increased $4.9 million, or 23%, to $23.8 million for the six months ending June 30, 1998, as compared to $19 million for the comparable prior year period. This growth was achieved through a significant increase in the level of average interest earning assets. The net interest margin on a taxable equivalent basis declined to 4.64% during the most recent quarter when compared to 4.69% during the 1997 comparable period. Factors contributing to the decline in the net interest margin included: (i) a change in the composition of average interest earning assets; (ii) higher levels of interest bearing customer deposit liabilities.

     Interest income increased 23% to $51.5 million for the six months ending June 30, 1998 when compared to $41.9 million for the comparable prior year period. This increase is attributable to a $207 million, or 19%, increase in average interest earning assets to $1.1 billion for the six months ending June 30, 1998, as compared to $897 million during the comparable 1997 period, offset somewhat by a decrease in the yield on average earning assets to 8.93% as compared to 9.03%.

     Noninterest Income
     ------------------

     Noninterest income consists primarily of revenues generated from service charges and fees on deposit accounts, mortgage loan and related fees and profits earned through sales of credit life insurance. In addition, gains or losses realized from the sale of investment portfolio securities are included in noninterest income.
Total noninterest income was $3.9 million for the six months ended
June 30, 1998, compared to $3.3 million for the same period in 1997.
This increase of $600 thousand, or 18%, was primarily due to increases in service charges and fees on deposit accounts of $445 thousand resulting from an increase in the number of deposit accounts, increased mortgage banking fees of $329 thousand directly attributed to the significantly lower mortgage interest rate environment and corresponding surge in mortgage loan applications and a decrease in net gains on the sale of securities of $137 thousand.

     Noninterest Expense
     -------------------

     Noninterest expense increased $4.3 million, during the six months ending June 30, 1998 to $19.3 million as compared with $15.1 million during the comparable prior year period. The increase in noninterest expense during the six months ending June 30, 1998 principally reflects the construction of new facilities as well as the staffing costs associated with these expansions.

     Income Tax Expense
     ------------------

     The Company's effective tax rate was 33.78% for the six months ending June 30, 1998, as compared to 31.11% for the comparable prior year period. These increases are primarily a result of the Company moving into higher tax brackets associated with taxable income amounts greater than $10 million.

     Loan Portfolio
     --------------

     The loan portfolio is concentrated primarily in loans secured by real estate in the North Georgia mountains and Western North Carolina.
The risk inherent in this portfolio is dependent not only upon regional and general economic stability which affects property values, but also the financial well-being and creditworthiness of the borrowers.

     Average loans increased $166 million, or 24%, to $852 million for the six months ending June 30, 1998, representing 77% of average interest earning assets, when compared to $686 million, or 76%, of average interest earning assets, for the comparable prior year period.
This level of growth was achieved through continued strong demand in virtually all loan categories. The corresponding yield on average loans declined to 9.71% during the most recent quarter when compared to 9.77% for the 1997 comparable period.

     Total loans increased $77 million to $900 million at June 30, 1998, from $823 million at December 31, 1997, representing an annualized increase of 19%, due to continued strong demand in virtually all loan categories.

     Provision and Allowance for Loan Losses
     ---------------------------------------

     The Company manages asset quality and controls risk through diversification of the loan portfolio and the application of policies designed to foster sound underwriting and loan monitoring practices.
The Company's loan administration function is charged with monitoring asset quality, establishing credit policies and procedures, and enforcing the consistent application of these policies and procedures across the Company. The provision for loan losses is the annual cost of providing an adequate allowance for anticipated potential future losses on loans. The amount each year is dependent upon many factors including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, management's assessment of loan portfolio quality, the value of collateral, and economic factors and trends.

     Reviews of nonperforming, past due loans and larger credits, designed to identify potential charges to the allowance for loan losses, as well as determine the adequacy of the allowance, are made on a regular basis during the year. These reviews are made by the responsible lending officers, as well as a separate credit administration department, and consider such factors as the financial strength of borrowers, the value of the applicable collateral, past loan loss experience, anticipated loan losses, growth in the loan portfolio, and other factors, including prevailing and anticipated economic conditions.

     Whenever a loan, or portion thereof, is considered by management to be uncollectible, it is charged against the allowance for loan losses. Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Banks' allowance for loan losses. Such agencies may require the Banks to recognize additions to the allowances based on their judgments about information available to them at the time of their examination.

     The provision for loan losses was $1.0 million, or .24%, of average loans on an annualized basis, for the first six months of 1998, compared to $1.3 million, or .37%, of average loans on an annualized basis, for the same period in 1997. Net charge-offs for the six months ended June 30, 1998, were $322 thousand, or .075%, of average loans on an annualized basis, compared to $320 thousand, or
 .093%, of average loans on an annualized basis, for the same period in 1997.

     Asset Quality
     -------------

     It is the general policy of the Banks to stop accruing interest income and place the recognition of interest on a cash basis when a loan is placed on nonaccrual status and any interest previously accrued but not collected is reversed against current income unless the collateral for the loan is sufficient to cover the accrued interest or a guarantor assures payment of interest. Loans made by the Banks to facilitate the sale of other real estate are made on terms comparable to loans of similar risk. An adequate investment by the buyer is required prior to the removal of other real estate from nonperforming assets.

     The components of nonperforming assets are delineated below (in thousands):


                                                      June 30, 1998         December 31, 1997         June 30, 1997
                                                      -------------         -----------------         -------------
Loans ninety days past due and still accruing            $   568                $   536                  $   477
Nonaccrual loans                                           1,388                    515                    1,401
                                                      -------------         -----------------         -------------
   Nonperforming loans                                     1,956                  1,051                    1,878
Other real estate                                            567                    386                      ---
                                                      -------------         -----------------         -------------
Nonperforming assets                                      $2,523                 $1,437                   $1,878
                                                      =============         =================         =============

         At June 30, 1998, nonperforming assets, which include loans past due ninety days or more and still accruing interest, nonaccrual loans, restructured loans and other real estate, totaled $2.5 million, an increase of $1.1 million from December 31, 1997, and an increase of $653 thousand from the end of the second quarter of 1997.
Nonperforming loans at June 30, 1998 consisted primarily of loans secured by real estate, which comprised $1.6 million, or 84%, of total nonperforming loans.

     Securities Portfolio
     --------------------

     Management's strategy for the securities portfolio is to maintain a short-weighted average life to minimize the exposure to future increases in interest rates and to provide cash flows that may be reinvested at current market interest rates. The composition of the investment securities portfolio thus reflects the Company's investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of income. The investment portfolio also provides a balance to interest rate risk and credit risk in other categories of the balance sheet while providing a vehicle for the investment of available funds, furnishing liquidity, and supplying securities to pledge as required collateral for certain deposits.

     The combined weighted average lives of the held-to-maturity and available-for-sale securities portfolios at June 30, 1998 was 4.63 years. The market value of the portfolio of securities held to maturity will change as interest rates change and such unrealized gains or losses will not flow through the financial statements unless the related securities are called at prices which differ from the carrying value at the time of call.

     Average securities increased $44 million, or 25%, to $223 million for the six months ending June 30, 1998 when compared to $179 million for the comparable prior year period. The overall yield on the securities portfolio decreased to 5.80% during the first six months of 1998, as compared to 6.11% during the same period in 1997, reflecting a decrease in market interest rates.

     During the first six months of 1998, securities available-for-sale increased $19 million, or 13%, to $163 million compared to $144 million at December 31, 1997. This increase resulted from management's decision to leverage its capital principally through the purchase of investment securities funded primarily with Federal Home Loan Bank advances of varied maturities.

     At June 30, 1998, held-to-maturity and available-for-sale securities carried at $141 million were pledged for various purposes as required by law.

     The Company utilizes its investment portfolio to offset some of the natural mismatch of interest rate risk inherent in the loan and deposit portfolios. The Company experienced strong loan demand at all the Banks so there was little need for investments solely to augment income or utilize uninvested deposits.

     The Company's investment portfolio consists of U.S. Government and agency securities, municipal securities, various equity securities and Government agency sponsored mortgage-backed securities. A mortgage-backed security relies on the underlying mortgage pools of loans to provide a cash flow of principal and interest. The actual maturities of these securities will differ from the contractual maturities because these borrowers may have the right to prepay obligations with or without prepayment penalties. Decreases in interest rates will generally cause prepayments to accelerate. In a declining interest rate environment, the Company may not be able to reinvest the proceeds from these prepayments in assets which have comparable yields. However, because the majority of the mortgage-backed securities have adjustable rates, the negative effects of changes in interest rates on earnings and the carrying values of these securities are mitigated.

     Deposits
     --------

     Average total savings and time deposits increased $118 million, or 20%, to $699 million during the first six months of 1998, compared to $581 million during 1997. The overall cost of funds on average savings and time deposits declined to 5.77% during the first six months of 1998 from 5.79% during the comparable 1997 period.

     Average demand deposits increased $32 million, or 38% to $117 million during the second quarter of 1998 as compared to $86 million for 1997. The growth in the level of demand deposits has resulted from branching in new areas as well as acquisitions. At June 30, 1998, demand deposits represented 12% of total deposits as compared to 11% at June 30, 1997.

     Borrowings
     ----------

     Federal funds purchased decreased from $33 million at December 31, 1997 to zero at June 30, 1998. In addition, net new advances on Federal Home Loan Bank ("FHLB") borrowings totaled $47 million during the first six months of 1998. This increase brought total outstanding borrowings from the FHLB to $90 million. These increased borrowing arrangements were entered into to fund the purchases of investment securities placed in the available-for-sale securities portfolio.

     Interest Rate Sensitivity Management
     ------------------------------------

     The Company's primary earnings source is the net interest income, which is affected by changes in the level of interest rates, the relationship between rates, the impact of interest rate fluctuations on asset prepayments, the level and composition of deposits, and the credit quality of the portfolio. The absolute level and volatility of interest rates can have a significant impact on the Company's profitability. The objective of interest rate risk management is to identify and manage the sensitivity of net interest income to changing interest rates, in order to achieve the Company's overall financial goals. Based on economic conditions, asset quality and various other considerations, management establishes tolerance ranges for interest rate sensitivity and manages within these ranges. Management's objectives are to maintain a strong, stable net interest margin, to utilize its capital effectively without taking undue risks and to maintain adequate liquidity.

     The Company's risk assessment program includes a coordinated approach to the management of liquidity, capital and interest rate risk. This risk assessment process is governed by policies and limits established by senior management which are reviewed and approved by the Asset/Liability Committee ("ALCO"). ALCO, comprised of members of senior management, meets periodically to evaluate the impact of changes in market interest rates on assets and liabilities, net interest margin, capital and liquidity, and to evaluate the Company's strategic plans and presents its findings to the Board of the Company and the Banks. See " Quantitative and Qualitative Disclosures about Market Risk" below.

     The balance sheet structure is primarily short-term with most assets and liabilities repricing or maturing in less than five years. Management monitors the sensitivity of net interest income by utilizing a dynamic simulation model. This model measures net interest income sensitivity and volatility to interest rate changes; it involves a degree of estimation based on certain assumptions that management believes to be reasonable. Factors considered include actual maturities, estimated cash flows, repricing characteristics, deposit growth/retention and, primarily, the relative sensitivity of assets and liabilities to changes in market interest rates.
Simulation modeling considers not only the impact of changing market rates of interest on future net interest income, but also such other potential causes of variability as earning asset volume, mix, yield curve relationships, customer preferences and general market conditions. Utilizing this process, management can project the impact of changes in interest rates on net interest income. This relative sensitivity is important to consider since the Bank's core deposit base is not subject to the same degree of interest rate sensitivity as its assets. Core deposit costs are internally controlled and generally exhibit less sensitivity to changes in interest rates than the adjustable rate assets whose yields are based on external indices and change in concert with market interest rates.

     Liquidity Management
     --------------------

     The objective of liquidity management is to ensure that sufficient funding is available, at reasonable cost, to meet the ongoing operational cash needs of the Company and to take advantage of income producing opportunities as they arise. While the desired level of liquidity will vary depending upon a variety of factors, it is the primary goal of the Company to maintain a high level of liquidity in all economic environments. Liquidity is defined as the ability of a company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management involves maintaining the Company's ability to meet the day to day cash flow requirements of the Banks' customers, whether they are depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs. Without proper liquidity management, the Company would not be able to perform the primary functions of a financial intermediary and would, therefore, not be able to meet the needs of the communities it serves.

     The primary function of asset and liability management is not only to assure adequate liquidity in order for the Company to meet the needs of its customer base, but to maintain an appropriate balance between interest-sensitive assets and interest-sensitive liabilities so that the Company can also meet the investment requirements of its shareholders. Daily monitoring of the sources and use of funds is necessary to maintain an acceptable cash position that meets both requirements. The Company's and the Banks' liquidity positions are monitored daily to ensure the maintenance of an optimum level and efficient use of available funds. Management believes that the Company and Banks have sufficient liquidity to meet their operating requirements.

     The Company's sources of liquidity include dividends from its subsidiaries, borrowings, and funds available through the capital markets. The Banks have numerous sources of liquidity including loan and security principal repayments and maturities, lines of credit with other financial institutions, the ability to borrow under repurchase agreements utilizing their unpledged securities portfolio, the sale of securities from their available-for-sale portfolio, the securitization of loans within the portfolio, whole loan sales and growth in their core deposit base.

     In a banking environment, both assets and liabilities are considered sources of liquidity funding. The asset portion of the balance sheet provides liquidity primarily through loan principal repayments, maturities of investment securities and, to a lesser extent, sales of securities. Installment loan payments are becoming an increasingly important source of liquidity for the Company as this portfolio continues to grow. Other short-term investments such as federal funds sold and maturing interest bearing deposits with other banks are additional sources of liquidity funding. The liability portion of the balance sheet provides liquidity through various customers' interest bearing and noninterest bearing deposit accounts. Federal funds purchased and securities sold under agreements to repurchase are additional sources of liquidity and basically represent the Company's incremental borrowing capacity. These sources of liquidity are short-term in nature and are used as necessary to fund asset growth and meet short-term liquidity needs.

     The Company, through its subsidiary banks, has the ability, as members of the FHLB system, to borrow $153 million on a secured basis, utilizing mortgage related loans and securities as collateral, for a term ranging from one day to ten years at both fixed and variable rates. As of June 30, 1998, the Bank's had $90 million in such borrowings outstanding.

     Capital Resources and Dividends
     -------------------------------

     Dividends from the Banks are limited by Georgia and North Carolina State Banking Department regulations. Pursuant to these regulations, the Banks had $9.7 million of retained earnings available dividends to the Company without prior regulatory approval as of June 30, 1998. For the six months ended June 30, 1998, the Company paid cash dividends of $.075 per common share, compared to $.05 per common share for the same period in 1997.

     The Board of Governors of the Federal Reserve System has issued guidelines for the implementation of risk-based capital requirements by U.S. banks and bank holding companies. These risk-based capital guidelines take into consideration risk factors, as defined by regulators, associated with various categories of assets, both on and off balance sheet. Under the guidelines, capital strength is measured in two tiers which are used in conjunction with risk adjusted assets to determine the risk based capital ratios. The guidelines require an 8% total risk-based capital ratio, of which 4% must be Tier I capital. Tier I capital consists of stockholders' equity less goodwill and deposit-based intangibles. Tier II capital components include supplemental capital components such as a qualifying allowance for loan losses and qualifying subordinated debt. Tier I capital plus Tier II capital components is referred to as Total Risk-based Capital.

     A minimum leverage ratio is required in addition to the risk-based capital standards and is defined as period end stockholders' equity adjusted for goodwill and deposit-based intangibles divided by average assets adjusted for goodwill and deposit-based intangibles.

Although a minimum leverage ratio of 4% is required for the highest-rated bank holding companies which are not undertaking significant expansion programs, the Federal Reserve Board requires a bank holding company to maintain a leverage ratio greater than 4% if it is experiencing or anticipating significant growth or is operating with less than well-diversified risks in the opinion of the Federal Reserve Board. The Federal Reserve Board uses the leverage ratio in tandem with the risk-based capital ratios to assess capital adequacy of banks and bank holding companies.

     As of June 30, 1998, the most recent notification from the various banking regulators categorized the Company and the Banks as well capitalized under the regulatory framework for prompt corrective action. Under the capital adequacy guidelines, a well capitalized institution must maintain a minimum total risk based capital to total risk weighted assets ratio of at least 10%, a minimum Tier I capital to total risk weighted assets ratio of at least 6%, a minimum leverage ratio of at least 5% and not subject to any written order, agreement or directive. There are no conditions or events since such notification that management believes have changed this classification.

The following table sets forth the Company's regulatory capital at June 30, 1998 under the rules applicable at such date. At such date, management believes that the Company meets all capital adequacy requirements to which it is subject.

                                                                       June 30, 1998
                                                           ----------------------------------
                                                                 Amount             Ratio
                                                           ---------------        -----------
                                                           (In thousands, except percentages)
     Tier 1 Capital  . . . . . . . . . . . . . . .          $    71,779              8.40%
     Regulatory Requirement  . . . . . . . . . . .               34,173              4.00
                                                            -----------            ------
     Excess  . . . . . . . . . . . . . . . . . . .               37,606              4.40
                                                            ===========            ======
     Total Risk Adjusted Capital . . . . . . . . .               85,958             10.06
     Regulatory Requirement  . . . . . . . . . . .               68,346              8.00
                                                            -----------            ------
     Excess  . . . . . . . . . . . . . . . . . . .               17,738              2.06
                                                            ===========            ======
     Risk Weighted Assets  . . . . . . . . . . . .          $   854,335
                                                            -----------

     The Company's capital ratios were favorably impacted by the issuance of $21 million of 8.125% company obligated mandatorily redeemable capital securities of subsidiary trust holding solely junior subordinated debentures of the Company ("Capital Securities") on July 15, 1998, which under current regulatory guidelines, qualify as Tier 1 capital.

FORWARD-LOOKING STATEMENTS

This discussion contains forward-looking statements under the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate. Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to: economic conditions (both generally and more specifically in the markets in which the Company and its banks operate): competition for the Company's customers from other providers of financial and mortgage services; government legislation and regulation (which changes fromt ime to time and over which the company has no control); changes in interest rates (both generally and more specifically mortgage interest rates); material unforeseen changes in the liquidity, results of operations, or financial condition of the Company's customers; material unforeseen complications related to addressing the Year 2000 Problem experienced by the Company, its suppliers, customers and governmental agencies; and other risks detailed in the Company's filings with the Securites and Exchange Commission, all of which are difficult to predict and many of which are beyond the control of the Company. The Company undertakes no obligation to revise forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurance of unanticipated events.

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


                               Date: September 30, 1998




                               By:  /s/ Christopher J. Bledsoe
                                   Christopher J. Bledsoe
                                   Chief Financial Officer
                                   (Principal Financial Officer)


                               Date:    September 30, 1998