Form 10-Q
period 1998-09-30
UNITED COMMUNITY BANKS INC
filed 1998-11-17
CIK 857855

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

                            YES /XX/  NO /  /

       Common stock, par value $1 per share: 7,393,605 shares
                  outstanding as of November 16, 1998

PART I Financial Information
  Item 1. Financial Statements

                                                     UNITED COMMUNITY BANKS, INC. & SUBSIDIARIES
                                                             Consolidated Balance Sheets
                                                                     (Unaudited)
                                                                                            September 30,      December 31,
                                                                                                 1998               1997
                                                                                            -------------      ------------
                                                                                                       (In Thousands)
  ASSETS
    Cash and due from banks                                                                $     42,313        $    60,414
    Federal funds sold                                                                           13,585              8,420
                                                                                            -----------        -----------
        Cash and cash equivalents                                                                55,898             68,834
                                                                                            -----------        -----------
    Securities held to maturity (estimated fair value of $ 63,443 and $70,845)                   61,590             69,559
    Securities available for sale (amortized cost of $208,964 and $145,522)                     208,917            143,894

    Mortgage loans held for sale                                                                  6,296              3,962

    Loans, net of unearned income                                                               941,643            823,324
         Less: Allowance for loan losses                                                        (11,536)           (10,352)
                                                                                            -----------        -----------
              Loans, net                                                                        930,107            812,972
                                                                                            -----------        -----------
    Premises and equipment, net                                                                  35,787             27,737
    Accrued interest receivable                                                                  12,872             10,985
    Other assets                                                                                 15,104             15,424
                                                                                            -----------        -----------
                                                                                           $  1,326,571        $ 1,153,367
                                                                                            ===========        ===========
  LIABILITIES AND STOCKHOLDERS' EQUITY

    Deposits:
       Non-interest bearing                                                                $    134,941            109,210
        Interest bearing                                                                        984,587            867,869
                                                                                            -----------        -----------
          Total deposits                                                                      1,119,528            977,079

    Accrued expenses and other liabilities                                                       10,000              7,274
     Federal funds purchased                                                                        -               33,011
     Federal Home Loan Bank advances                                                             87,024             43,321
     Long-term debt and other borrowings                                                          4,774             17,569
     Company obligated manditorily redeemable capital
        securities of subsidiary trust holding solely junior
        subordinated debentures of the Company                                                   21,000                 -
                                                                                            -----------        -----------
          Total liabilities                                                                   1,242,326          1,078,254
                                                                                            -----------        -----------
    Stockholders' equity:
       Preferred Stock
      Common stock, $1 par value; 10,000,000 shares authorized;                                    -                  -
          7,393,605 and 7,385,105 shares issued and outstanding                                   7,394              7,385
      Capital surplus                                                                            24,808             24,699
      Retained earnings                                                                          50,057             42,198
      Accumulated other comprehensive income                                                      1,986                831
                                                                                            -----------        -----------
          Total stockholders' equity                                                             84,245             75,113
                                                                                            -----------        -----------
                                                                                           $  1,326,571        $ 1,153,367
                                                                                           ============        ===========

                See accompanying notes to consolidated fiancial statements.

                                        UNITED COMMUNITY BANKS, INC. & SUBSIDIARIES
                                             Consolidated Statements of Income
                                                        (Unaudited)

                                                                     For the Three Months Ended,        For the Nine Months Ended,
                                                                             September 30,                    September 30,
                                                                     --------------------------         --------------------------
                                                                        1998             1997             1998             1997
                                                                      -------          -------          -------          -------
                                                                            (In Thousands Except Share and Per Share Data)
INTEREST INCOME:
    Interest and fees on loans                                      $   24,186      $   19,841        $   68,280      $   55,435
    Interest on federal funds sold                                         507             797             1,202           1,581
    Interest on investment securities                                      803           1,098             2,630           2,954
    Interest on investment securities available for sale                 2,712           1,715             7,592           5,337
                                                                    ----------      ----------        ----------      ----------
          Total interest income                                         28,208          23,451            79,704          65,307
                                                                    ----------      ----------        ----------      ----------
INTEREST EXPENSE:
    Interest on deposits                                                12,875          11,479            37,246          31,341
    Interest on Federal Home Loan Bank advances                          1,325             661             2,850           1,800
    Interest on long-term debt and other borrowings                        169             273               918             873
    Interest on Company obligated manditorily redeemable
       capital securities of subsidiary trust holding solely
       junior subordinated debentures of the Company                       344             -                 344             -
                                                                    ----------      ----------        ----------      ----------
          Total interest expense                                        14,713          12,413            41,358          34,014
                                                                    ----------      ----------        ----------      ----------
             Net interest income                                        13,495          11,038            38,346          31,293

Provision for loan losses                                                  567             768             1,605           2,066
                                                                    ----------      ----------        ----------      ----------
          Net interest income after provision for loan losses           12,928          10,270            36,741          29,227
                                                                    ----------      ----------        ----------      ----------

NONINTEREST INCOME:
    Service charges and fees                                             1,300           1,158             3,777           3,190
    Securities gains, net                                                   43             250               214             558
    Mortgage loan and related fees                                         462             263             1,342             814
    Other noninterest income                                               228              69               621             445
                                                                    ----------      ----------        ----------      ----------
          Total noninterest income                                       2,033           1,740             5,954           5,007
                                                                    ----------      ----------        ----------      ----------
NONINTEREST EXPENSE:
    Salaries and employee benefits                                       5,800           4,485            16,795          12,789
    Occupancy                                                            1,663           1,312             4,655           3,561
    Other noninterest expense                                            2,787           2,035             8,164           6,535
                                                                    ----------      ----------        ----------      ----------
          Total noninterest expense                                     10,250           7,832            29,614          22,885
                                                                    ----------      ----------        ----------      ----------
Earnings before income taxes                                             4,711           4,178            13,081          11,349
Income taxes                                                             1,563           1,322             4,391           3,611
                                                                    ----------      ----------        ----------      ----------
          NET INCOME                                                $    3,148      $    2,856        $    8,690      $    7,738
                                                                    ==========      ==========        ==========      ==========
Basic earnings per share                                            $     0.43      $     0.39        $     1.18      $     1.06
Diluted earnings per share                                          $     0.42      $     0.38        $     1.16      $     1.06

Dividends declared per common share                                 $   0.0375      $    0.025        $    0.113      $    0.075
Average shares outstanding                                               7,394           7,385             7,391           7,272
Diluted average shares outstanding                                       7,632           7,580             7,619           7,452
/TABLE

                                                    UNITED COMMUNITY BANKS, INC.
                                          CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                            (in thousands)
                                                             (unaudited)
                                                                        For the Three Months Ended      For the Nine Months Ended,
                                                                               September 30,                   September 30,
                                                                        ---------------------------     --------------------------
                                                                          1998               1997            1998          1997
                                                                         -----              -----           ------        ------
NET INCOME                                                              $ 3,148           $ 2,856          $ 8,690      $ 7,738

OTHER COMPREHENSIVE INCOME, BEFORE TAX:
    Unrealized holding gains (losses) on investment securities            1,976             1,219             2,077       1,598
    Less reclassification adjustment for gains (losses) on
        securities available for sale                                        43               250               214         558
                                                                        -------           -------          --------     -------
    Total other comprehensive income, before tax                          1,933               969             1,863       1,040

INCOME TAX EXPENSE (BENEFIT) RELATED TO OTHER
    COMPREHENSIVE INCOME
    Unrealized holding gains (losses) on investment securities              751               463               789         607
    Less reclassification adjustment for gains (losses) on
        securities available for sale                                        16                95                81         212
                                                                        -------           -------          --------     -------
    Total income tax expense (benefit) related to other
       comprehensive income                                                 735               368               708         395
    Total other comprehensive income, net of tax                          1,198               601             1,155         645
                                                                        -------           -------          --------     -------
        Total comprehensive income                                      $ 4,346           $ 3,457          $  9,845     $ 8,383
                                                                        =======           =======          ========     =======

                                   UNITED COMMUNITY BANKS, INC. & SUBSIDIARIES
                                      Consolidated Statements of Cash Flows
                                                  (Unaudited)
                                                                                        For the Nine Months Ended
                                                                                              September 30,
                                                                                        1998                     1997
                                                                                     ----------               ----------
                                                                                              (In Thousands)
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                       $      8,690          $      7,738
   Adjustments to reconcile net income to net cash
     provided (used) by operating activities:
       Depreciation, amortization and accretion                                            1,849                 1,663
       Provision for loan losses                                                           1,605                 2,066
       Loss (gain) on sale of investment securities                                         (214)                 (558)
       Change in assets and liabilities:
           Interest receivable                                                            (1,887)               (2,047)
           Interest payable                                                                  260                 1,041
           Other assets                                                                     (306)                  861
           Accrued expenses and other liabilities                                          2,466                  (938)
   Change in mortgage loans held for sale                                                 (2,334)                2,395
                                                                                    ------------          ------------
               NET CASH PROVIDED BY OPERATING ACTIVITIES                                  10,129                12,221
                                                                                    ------------          ------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from maturities and calls of securities held to maturity                    21,020                13,258
     Purchases of securities held to maturity                                            (13,095)               (9,614)
     Proceeds from sales of securities available for sale                                 13,865                21,194
     Proceeds from maturities and calls of securities available for sale                  33,830                15,226
     Purchases of securities available for sale                                         (110,476)              (92,310)
     Net increase in loans                                                              (118,740)             (148,076)
     Proceeds from sale of other real estate                                                 113                   -
     Purchase of bank premises and equipment                                              (9,428)               (5,650)
                                                                                    ------------          ------------
               NET CASH USED IN INVESTING ACTIVITIES                                    (182,911)             (205,972)
                                                                                    ------------          ------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase in demand and savings deposits                                          98,277                32,190
     Net increase in time deposits                                                        44,172               139,809
     Net change in federal funds purchased                                               (33,011)                8,100
     Net change in FHLB advances                                                          43,703                 3,684
     Net change in long-term debt and other borrowings                                   (12,795)                  179
     Net proceeds from issuance of Capital Securities (1)                                 20,120                   -
     Net proceeds from sale of common stock                                                  119                 6,476
     Dividends paid                                                                         (739)                 (501)
                                                                                    ------------          ------------
               Net cash provided by financing activities                                 159,846               189,937
                                                                                    ------------          ------------

 Net increase (decrease) in cash and cash equivalents                                    (12,936)               (3,814)
 Cash and cash equivalents at beginning of period                                         68,834                52,666
                                                                                    ------------          ------------

 Cash and cash equivalents at end of period                                         $     55,898          $     48,852
                                                                                    ============          ============
  Supplemental disclosures of cash flow information:
     Cash paid during the period for:
        Interest                                                                    $     41,098          $     34,628
        Income Taxes                                                                $      3,975          $      3,985

 (1) See note 2 of Notes to Consolidated Financial Statements NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -  SIGNIFICANT ACCOUNTING POLICIES


     The accounting and financial reporting policies of United Community
Banks, Inc.   (the Company) and its subsidiaries conform to generally
accepted accounting principles and general banking industry practices. The following consolidated financial statements have not been audited and all material intercompany balances and transactions have been
eliminated.    A more detailed description of the company's accounting
policies is included in the 1997 annual report filed on form 10-K.

In management's opinion, all accounting adjustments necessary to accurately reflect the financial position and results of operations on
the accompanying financial statements have been made.    These
adjustments are considered normal and recurring accruals considered
necessary for a fair and accurate presentation.    The results for
interim periods are not necessarily indicative of results for the full year or any other interim periods.


NOTE 2  -   CAPITAL SECURITIES

In July, 1998, a statutory business trust ("United Community Capital Trust") was created by the Company which in July, 1998, issued guaranteed preferred beneficial interests in the Company's junior subordinated preferrable interest debentures ("Capital Securities") to
institutional investors in the amount of $21 million.   This issuance
represented the guaranteed preferred beneficial interests in $21 million in junior subordinated deferrable interest debentures ("Subordinated Debentures") issued by the Company to United Community
Capital Trust.    For regulatory purposes, the Capital Securities will
be treated as Tier I capital of the Company.    The subordinated
debentures are the sole assets of United Community Capital Trust and bear an interest rate of 8.125% with a maturity date of July 15, 2028, which may be shortened to a date not earlier than January 15, 2008.
If the subordinated debentures are redeemed in part or in whole prior to January 15, 2008, the redemption price of the Subordinated Debentures and the Capital Securities will include a premium ranging from 4.06% in 2008 to 0.41% in 2017.
Note 3  -  Earnings Per Share

                                                              Three Months Ended                        Nine Months Ended
                                                                 September 30                              September 30
                                                             ---------------------                    ----------------------
                                                             1998             1997                    1998              1997
                                                             ----             ----                    ----              ----
                                                                           (In thousands, except per share data)
                                                                           -------------------------------------

                                                                                       (Unaudited)
                                                                                       ------------
Basic earnings per share:
   Weighted average shares outstanding                     $ 7,394          $ 7,385                 $ 7,391           $ 7,272
   Net income                                                3,148            2,856                   8,690             7,738
   Basic earnings per share                                   0.43             0.39                    1.18              1.06

Diluted earnings per share:
    Weighted average shares outstanding                      7,394            7,385                   7,391             7,272
     Net effect of the assumed exercise of
         stock options based on the treasury
         stock method using average market
         price for the period                                   98               55                      88                40

    Effect of conversion of subordinated debt                  140              140                     140               140
                                                           -------          -------                 -------           -------
    Total weighted average shares and common
        stock equivalents outstanding                        7,632            7,580                   7,619             7,452

    Net income, as reported                                  3,148            2,856                   8,690             7,738
    Income effect of conversion of subordinated
       debt, net of tax                                         47               47                     142               142
                                                           -------          -------                 -------           -------
    Net income, adjusted for effect of conversion
        of subordinated debt, net of tax                   $ 3,195          $ 2,903                 $ 8,832           $ 7,880

    Diluted earnings per share                                0.42             0.38                    1.16              1.06

NOTE 4  -  RECENTLY ISSUED ACCOUNTING STANDARDS


      During 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting
Comprehensive Income" (SFAS 130).    SFAS 130 became effective in the
first quarter of 1998 and requires a disclosure of comprehensive
income in a full set of general-purpose financial statements.   In
addition to net income, comprehensive income includes all other changes in stockholders' equity during the reporting period except those resulting from investments from or distributions to
stockholders.    The company is presenting a consolidated statement of
comprehensive income in order to comply with this disclosure requirement.

     During June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments
and Hedging Activities" (SFAS No. 133).    SFAS No. 133 standardizes
the accounting for derivative instruments, including certain
derivative instruments imbedded in other contracts.   Under this new
standard, companies are required to carry all derivative instruments
in the statement of financial position at market value.    The Company
must adopt SFAS 133 by January 1, 2000, although the FASB will permit
earlier adoption.    Once adopted, the provisions of SFAS must be
applied prospectively.

The Company does not anticipate that adoption of SFAS 133 will have a material impact on the financial statements.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This discussion contains forward-looking statements under the Private Securities Litigation Reform Act of 1995 that involve risks and
uncertainties.    Although the Company believes that the assumptions
underlying the forward-looking statements contained in the discussion are reasonable, any of the assumptions could be inaccurate, and therefore, no assurance can be made that any of the forward-looking
statements included in this discussion will be accurate.   Factors
that could cause actual results to differ from results discussed in forward-looking statements include, but are not limited to: economic conditions (both generally and in the markets where the Company operates); competition from other providers of financial services offered by the Company; government regulation and legislation;
changes in interest rates; material unforeseen changes in the financial stability and liquidity of the Company's credit customers; material unforeseen complications related to the Year 2000 issues for the Company, its suppliers, customers and governmental agencies; and other risks detailed in the Company's filings with the Securities and Exchange Commission, all of which are difficult to predict and which
may be beyond the control of the Company.   The Company undertakes no
obligation to revise forward-looking statements to reflect events or changes after the date of this discussion or to reflect the occurrence of unanticipated events.


OVERVIEW

     United Community Banks, Inc. (the "Company") is a bank holding company registered under the Bank Holding Company Act of 1956. The company has six commercial bank subsidiaries that operate primarily in North Georgia and Western North Carolina. As of September 30, 1998, the Company had 26 bank branches in operation. Total assets at September 30, 1998 were $1.3 billion, compared to $1.2 billion at December 31, 1997. This increase represents annualized growth of approximately 20%.

RECENT DEVELOPMENTS

     The Company opened a de novo branch in Etowah, North Carolina during July, 1998, and is planing to open a de novo branch in Cherokee, North Carolina by the end of 1998. In addition, a de novo branch is currently under construction in Murrayville, Georgia, with a scheduled opening date of April, 1999.

INCOME SUMMARY

    For the nine months ended September 30, 1998, the Company reported net income of $8.7 million, or $1.16 per diluted share, compared to $7.7 million, or $1.06 per diluted share, for the same period in 1997. The year-to-date results for 1998 result in an annualized return on assets and equity of .94% and 14.68%, respectively, compared to 1.04% and 15.95%, respectively, for the same period in 1997. Net income for the three months ended September 30, 1998 was $3.1 million, or $.42 per diluted share, compared to $2.9 million, or $.38 per diluted share, for the same period last year.

     Net income for the nine months ended September 30, 1998 increased
12% compared to the same period in 1997.   This increase was the
result of an increase in net interest income of $7.0 million, or 23%, a reduction in provision for loan loss of $461 thousand, or 22%, an increase in non-interest income of $947 thousand, or 19%, an increase

in non-interest expense of $6.7 million, or 29%, and an increase in income taxes of $780 thousand, or 22%.

NET INTEREST INCOME

     Net interest income is the largest source of the Company's operating
income.    Net interest income on a tax-equivalent basis was $39.2
million for the nine months ended September 30, 1998, compared to
$31.9 million for the same period in 1997, an increase of 23%.   The
increase in net interest income is primarily attributable to increases in outstanding average loans of $169 million, or 24%, and average securities of $48 million, or 26%, for the nine months ended September 30,
1998 as compared to the prior year.   These increases in average interest
earning assets were funded primarily with increased average deposit balances of $184 million, or 21%, and increased average borrowed funds of $34 million, or 63%.

     Net interest income on a tax-equivalent basis for the quarter ended September 30, 1998 was $13.8 million, an increase of $2.5 million, or 23%, from the third quarter of 1997. This increase is primarily attributed to increases in outstanding average loans of $172 million, or 23%, and average securities of $55 million, or 27%, for the third quarter of 1998 as compared to the same period in 1997.

     For the nine months ended September 30, 1998, the net interest margin (net interest income as a percentage of average interest earning assets) on a tax-equivalent basis was 4.59%, unchanged from the same period in 1997. The net interest margin for the quarter ended September 30, 1998 was 4.51%, a 2 basis point improvement over the same period in 1997.

The following tables show the relative impact of changes in average balances of interest earning assets and interest bearing liabilities, and interest rates earned (on a fully-tax equivalent basis) and paid by the company on those assets and liabilities, for the nine and six month periods ended September 30, 1998 and 1997.

 AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST ANALYSIS
 (UNAUDITED)
 In thousands

                                                           Nine Months Ended                   Nine Months Ended
                                                Average                  Average      Average                      Average
                                                Balance      Interest      Rate       Balance      Interest          Rate
                                              ----------     --------    -------      -------      --------        -------
ASSETS:
 Interest-earning assets:
   Loans, net of unearned income              $   879,132    $ 68,328     10.39%     $ 710,248     $ 55,503         10.45%
   Securities                                     234,376      11,038      6.30%       186,731        8,878          6.36%
   Federal funds sold
     and other interest income                     27,615       1,202      5.82%        33,300        1,581          6.35%
                                              -----------    --------                ---------     --------
 TOTAL INTEREST-EARNING ASSETS /
   INTEREST INCOME                              1,141,123      80,569      9.44%       930,279       65,962          9.48%
                                                             --------                              --------
 NON-INTEREST-EARNING ASSETS:
   Cash and due from banks                         38,439                               26,641
   Premises and equipment                          31,730                               21,888
   Other assets                                    20,846                               12,506
                                              -----------                            ---------
 TOTAL ASSETS                                 $ 1,232,138                            $ 991,314
                                             ============                            =========
 LIABILITIES AND SHAREHOLDERS' EQUITY
 Interest-bearing liabilities:
   Interest-bearing deposits:
     Interest-bearing demand (NOW)            $   190,244    $  5,919       4.16%    $ 137,966     $  4,039          3.91%
     Savings deposits                              50,874       1,068       2.81%       42,764          883          2.76%
     Money market accounts                         36,889         960       3.48%       35,952          902          3.35%
     Certificates of deposit                      654,432      29,299       5.99%      563,582       25,518          6.05%
     Individual Retirement Accounts           -----------    --------                ---------     --------
     Total interest-bearing deposits              932,439      37,246       5.34%      780,264       31,342          5.37%
  Federal Home Loan Bank
    advances                                       66,360       2,850       5.74%       39,689        1,800          6.06%
 Long-term debt and other borrowing <F1>           20,828       1,262       8.10%       13,879          872          8.40%
                                              -----------    --------                ---------     --------
   Total borrowed funds                            87,188       4,112       6.31%       53,568        2,672          6.67%
                                              -----------    --------                ---------     --------
 TOTAL INTEREST-BEARING LIABILITIES /
   INTEREST EXPENSE                           $ 1,019,627    $ 41,358       5.42%    $ 833,832     $ 34,014          5.45%
 NON-INTEREST-BEARING LIABILITIES:
   Non-interest-bearing deposits                  122,143                               90,302
   Other liabilities                                7,972                                6,484
                                              ------------                           ---------
   Total liabilities                            1,149,742                              930,618
 Shareholders' equity                              82,396                            $  60,696
                                              -----------                            ---------
 TOTAL LIABILITIES
   AND SHAREHOLDERS' EQUITY                   $ 1,232,138                            $ 991,314
                                              ===========                            =========
 Net interest-rate spread                                                   4.02%                                    4.03%
 Impact of non-interest bearing
   sources and other changes in
   balance sheet composition                                                0.57%                                    0.56%
                                                                          ------                                    -----
 NET INTEREST INCOME /
   MARGIN ON INTEREST-EARNING ASSETS                         $  39,211      4.59%                    $ 31,948        4.59%
                                                             =========    ======                     ========       =====

<F1>  Includes Capital Trust Securities

/TABLE

                                                  Nine Months Ended September 30, 1998
                                                          Compared to 1997
                                                 -------------------------------------
                                                         Increase (decrease)
                                                   in interest income and expense
                                                          due to changes in:
                                                  Volume           Rate         Total
                                                  ------          ------       ------
 Interest-earning assets:
 Loans                                            $13,128        $  (303)      $12,825
 Securities                                         2,245            (84)        2,161
 Mortgage loans held for sale
 Federal funds sold
   and other interest income                         (255)          (124)         (379)
                                                  -------        -------       -------
 TOTAL INTEREST-EARNING ASSETS                     15,118           (511)       14,607

 INTEREST-BEARING LIABILITIES:
 Interest-bearing demand (NOW)                      1,613            267         1,880
 Savings deposits                                     170             15           185
 Money market accounts                                 24             34            58
 Certificates of deposit                            4,070           (289)        3,781
 Brokered certificates of deposit
 Other time deposits
                                                  -------        -------       -------
   Total interest-bearing deposits                  5,877             27         5,904
 Federal funds purchased
   and repurchase agreements                        1,150           (100)        1,050
 Long-term debt and other borrowing <F1>              422            (32)          390
                                                  -------        -------       -------
   Total borrowed funds                             1,572           (132)        1,440
                                                  -------        -------       -------
 TOTAL INTEREST-BEARING LIABILITIES                 7,449           (105)        7,344
                                                  -------        -------       -------
 INCREASE (DECREASE)
   IN NET INTEREST INCOME                         $ 7,669        $  (406)      $ 7,263
                                                  =======        =======       =======

<F1>  Includes Capital Trust Securities

/TABLE

    AVERAGE CONSOLIDATED BALANCE
    (UNAUDITED)
    In thousands

                                                        Three Months Ended                        Three Months Ended
                                                        September 30, 1998                        September 30, 1997
                                                 Average                   Average       Average                        Average
                                                 Balance     Interest        Rate        Balance         Interest         Rate
                                             ------------   ----------     -------    ------------      ---------       -------
    ASSETS:
    Interest-earning assets:
      Loans, net of unearned income          $    922,558   $  24,203       10.41%   $    750,635       $  19,866        10.50%
      Securities                                  257,434       3,809        5.87%        202,759           3,021         5.91%
      Federal funds sold
        and other interest income                  33,696         507        5.97%         42,484             797         7.44%
                                             ------------   ---------                ------------       ---------
    TOTAL INTEREST-EARNING ASSETS /
      INTEREST INCOME                        $  1,213,688      28,520        9.32%        995,878          23,683         9.43%
                                                            ---------                                   ---------
    NON-INTEREST-EARNING ASSETS:
      Cash and due from banks                      40,349                                  28,207
      Premises and equipment                       33,542                                  23,649
      Other assets                                 26,528                                  12,274
                                             ------------                            ------------
    TOTAL ASSETS                             $  1,314,107                            $  1,060,007
                                             ============                            ============
    LIABILITIES AND SHAREHOLDERS' EQUITY
    Interest-bearing liabilities:
      Interest-bearing deposits:
        Interest-bearing demand (NOW)        $    207,592   $   2,169        4.15%        145,365       $   1,433          3.91%
        Savings deposits                           53,729         386        2.85%         43,838             305          2.76%
        Money market accounts                      40,462         349        3.42%         36,182             309          3.39%
        Certificates of deposit                   663,454       9,971        5.96%        612,989           9,432          6.10%
                                             ------------   ---------                ------------       ---------
        Total interest-bearing deposits           965,237      12,875        5.29%        838,375          11,479          5.43%
    Federal Home Loan Bank
       advances                                    92,768       1,325        5.67%         42,418             661          6.18%
    Long-term debt and other borrowing <F1>        23,515         513        8.66%         13,635             273          7.94%
                                             ------------   ---------                ------------       ---------

      Total borrowed funds                        116,284       1,838        6.27%         56,053             934          6.61%
                                             ------------   ---------                ------------       ---------

    TOTAL INTEREST-BEARING LIABILITIES /
      INTEREST EXPENSE                       $  1,081,521   $  14,713        5.40%    $   894,428       $   12,413         5.51%
    NON-INTEREST-BEARING LIABILITIES:
      Non-interest-bearing deposits               132,210                                  99,140
      Other liabilities                             8,745                                   6,944
                                             ------------                             -----------
      Total liabilities                         1,222,476                               1,000,512
    Shareholders' equity                           91,631                             $    59,496
                                             ------------                             -----------
    TOTAL LIABILITIES
      AND SHAREHOLDERS' EQUITY               $  1,314,107                             $ 1,060,007
                                             ============                             ===========
    Net interest-rate spread                                                 3.92%                                         3.92%
    Impact of non-interest bearing
      sources and other changes in
      balance sheet composition                                              0.59%                                         0.57%
                                                                           ------                                        ------
    NET INTEREST INCOME /
      MARGIN ON INTEREST-EARNING ASSETS                     $  13,807        4.51%                        $ 11,270         4.49%
                                                            =========      =======                        ========       =======

<F1> Includes Capital Trust
/TABLE

                                                  Three Months Ended September 30, 1998
                                                             Compared to 1997
                                                  ------------------------------------
                                                           Increase (decrease)
                                                      in interest income and expense
                                                              due to changes in:
                                                   Volume        Rate        Total
                                                   ------      -------      -------
    INTEREST-EARNING ASSETS:
    Loans                                         $4,512      $   (174)     $4,338
    Securities                                       809           (20)        789
    Mortgage loans held for sale
    Federal funds sold
      and other interest income                     (148)         (142)       (290)
                                                  ------      --------      ------
            TOTAL INTEREST-EARNING ASSETS          5,173          (336)      4,837

    INTEREST-BEARING LIABILITIES:
    Interest-bearing demand (NOW)                    646            90         736
    Savings deposits                                  71            10          81
    Money market accounts                             37             3          40
    Certificates of deposit                          762          (223)        539
    Brokered certificates of deposit
    Other time deposits
                                                  ------      --------      ------
      Total interest-bearing deposits              1,516          (120)      1,396
    Federal funds purchased
      and repurchase agreements                      723           (59)        664
    Long-term debt and other borrowing (1)           214            26         240

                                                  ------      --------      ------
      Total borrowed funds                           937           (33)        904
                                                  ------      --------      ------
    TOTAL INTEREST-BEARING LIABILITIES             2,453          (153)      2,300
                                                  ------      --------      ------
    INCREASE (DECREASE)
      IN NET INTEREST INCOME                      $2,720      $   (183)     $2,537
                                                  ======      ========      ======

PROVISION FOR LOAN LOSS

     The provision for loan losses was $1.6 million, or .24% of average loans on an annualized basis, for the nine months ended September 30, 1998, compared to $2.1 million, or .39% of average loans, for the same period in 1997. Net loan charge-offs for the nine months ended September 30, 1998 were $421 thousand, or .06% of average loans on an annualized basis, compared to $204 thousand, or
 .04% of average loans on an annualized basis, for the same period in 1997. The provision for loan losses and allowance for loan losses reflect management's consideration of the various risks in the loan portfolio. Additional discussion of loan quality and the allowance for loan losses in provided in the Asset Quality discussion section of this report.

NON-INTEREST INCOME

     Non-interest income for the nine months ended September 30, 1998 was $6.0 million, an increase of $947 thousand, or 19%, over the comparable 1997 period. Excluding net gains on the sale of securities, non-interest income was $5.7 million for the nine months ended September 30, 1998, and increase of $1.3 million, or 29%, compared to the same period in 1997. The increase of $1.3 million is primarily attributed to an increase in service charges on deposit accounts of $587 thousand resulting from an increase in the number and volume of transaction deposit accounts, an improvement in mortgage banking fees of $528 thousand resulting from significantly higher level of refinance originations due to historically low mortgage rates, and increased trust and brokerage fees of $153 thousand, or 75%, resulting from an initiative to grow trust assets under management.


NON-INTEREST EXPENSE

     For the nine months ended September 30, 1998, non-interest expense totaled $29.6 million, an increase of $6.7 million, or 29%, from the same period in 1997. The largest component of non-interest expense is employee salaries and benefits, which totaled $16.8 million for the nine months ended September 30, 1998, an increase of $4.0 million, or 31%, compared to the same period in 1997. The efficiency ratio, which is a measure of operating expenses as a percentage of operating revenues excluding securities gains, was 67.2% for the nine months ended September 30, 1998, compared to 64.0% for the same period in 1997. The increase in non-interest expense and the efficiency ratio are primarily attributed to the Company's recent internal growth, which included the construction of new branch offices. Comparing the nine month period ended September 30, 1998 with the same period in 1997, compensation and benefit expense increased $4.0 million, or 31%; total occupancy expense (which includes equipment expense) increased $1.1 million, or 31%; and, total other operating expense increased $1.6 million, or 25%. Significant increases in the other operating expense category for the nine months ended September 30, 1998 as compared to the same period in 1997 include: ATM expenses of $108 thousand, or 42%; postage and supply expense of $407 thousand, or 34%; advertising expense of $152 thousand, or 14%; and, goodwill and core deposit amortization expense of $108 thousand, or 35%.

     The Company has recently undertaken a program aimed at improving operating efficiencies, primarily by centralizing certain back-office functions that are currently performed at various locations that do not have a direct impact on customer contact. Examples of functions being centralized include deposit operations, wire transfers and accounts payable. This program is currently in the development stage and implementation will be done in phases throughout 1999. Management does not anticipate any forced reductions in staffing levels, since affected employees will be offered comparable positions at the Company's operating headquarters; however, management anticipates some level of attrition for which replacement will not be
necessary.   Overall, management expects the Company's future growth
will not require proportionate increases in operational costs which should result in improved operating efficiencies.

INCOME TAXES

     Income tax expense increased by $780 thousand, or 22%, during the first nine months of 1998 as compared to the same period in 1997.
The effective tax rate for the nine months ended September 30, 1998
was 33.6%, compared to 31.8% for comparable 1997 period.   This
increase is primarily attributed to the Company moving into a higher federal income tax bracket associated with taxable income amounts greater that $10 million.

LOANS

     The Company experienced annualized loan growth of 19.2% for the nine month period ended September 30, 1998. Outstanding loans, net of unearned income, totaled $942 million at September 30, 1998, compared to $823 million at December 31, 1997. The loan growth experienced during the first nine months of 1998 is attributed to continued robust economic conditions in the Company's market area and corresponding strong demand for residential construction, residential mortgage, consumer and commercial loans. Average loans for the nine months ended September 30, 1998 were $879 million compared to $710 million for the comparable 1997 period, representing an increase of 24%. The average tax-equivalent yield on loans for the nine months ended September 30, 1998 was 10.39%, compared to 10.45% for the same period in 1997. This decline is primarily attributed to the increased competitive pressures on loan pricing.

Asset Quality

     Non-performing assets, which is comprised of non-accrual loans, loans past-due 90 days or more and still accruing interest and other real estate owned totaled $1.6 million, compared to $1.4 million at December 31 1997. Non-performing loans at September 30, 1998 consist primarily of loans secured by real estate, which comprise $710,000 or 91%, or total non-performing loans. These loans are generally well secured and in the process of collection. Other real estate owned at September 30, 1998 totaled $781 thousand, compared to $386 thousand at December 31, 1998, and was comprised of six properties.

     Management classifies loans as non-accrual when principal or interest is 90 days or more past due and the loan is not sufficiently collateralized and in the process of collection. Once a loan is classified as non-accrual, it cannot be reclassified as an accruing loan until all principal and interest payments are brought current and the prospects for future payments in accordance with the loan
agreement appear relatively certain.   Foreclosed properties held as
other real estate owned are recorded at the lower of the Company's recorded investment in the loan or market value.

    The following table presents information about the Company's non-performing assets, including asset quality ratios.

NON-PERFORMING ASSETS
(unaudited)
In thousands

                                                            September 30,          December 31,
                                                                1998                   1997
                                                            -------------          ------------

 Non-accrual loans                                          $     515              $     536
 Loans past due 90 days or more
    and still accruing                                            264                    515
                                                           ----------              ---------
     Total non-performing loans                                   779                  1,051
 Other real estate owned                                          781                    386
                                                           ----------              ---------
      Total non-performing assets                           $   1,560              $   1,437
                                                           ==========              =========
 Total non-performing loans as a percentage
 of total loans                                                  0.08%                  0.13%

 Total non-performing assets as a percentage
 of total assets                                                 0.12%                  0.12%

 Allowance as a percentage of total loans                        1.23%                  1.26%

 Allowance for loan losses as a percentage
 of non-peforming loans                                          1481%                   985%

 Allowance for loan losses as a percentage
 of non-perfoming assets                                          739%                   720%

     As of September 30, 1998 the Company had $4.8 million of outstanding loans that were not included in the past-due or non-accrual categories, but for which management had knowledge that the borrowers were having financial difficulties. Although these difficulties are serious enough for management to be uncertain of the borrowers' ability to comply original repayment terms of the loans, no losses are anticipated at this time in connection with them based on current market conditions, cash flow generation and collateral values.

     These loans are subject to routine management review and are considered in determining the adequacy of the allowance for loan losses.

     The allowance for loan losses at September 30, 1998 totaled $11.5 million, and increase of $1.2 million from December 31, 1997. This provides a ratio of allowance to total loans at September 30, 1998 of 1.23%, compared to 1.26% at December 31, 1997. At September 30,
1998 and December 31, 1997 the ratio of allowance for loan losses to total non-performing loans was 1481% and 985%, respectively.

     Management believes that the allowance for loan losses at September 30, 1998 is sufficient to absorb losses inherent in the loan
portfolio.   This assessment is based upon the best available
information and does involve a degree of uncertainty and matters of
judgement.   Accordingly, the adequacy of the loan loss reserve
cannot be determined with precision and could be susceptible to
significant change in future periods.   Further discussion of the
allowance for loan losses is included in the Year 2000 section of this discussion.

The following table provides an analysis of the changes in the Company's allowance for loan losses for the nine month periods ended September 30, 1998 and 1997.


Allowance for Loan Losses
(unaudited)
In thousands

                                                     Nine Months Ended
                                                        September 30,
                                                   1998             1997
                                                 -----------------------
 Balance beginning of period                     $10,352          $8,125
    Provision for loan losses                      1,605           2,066

    Loans charged-off                               (787)           (535)
    Charge-off recoveries                            366             331
                                                 -----------------------
    Net charge-offs                                 (421)           (204)
                                                 -----------------------
 Balance end of period                           $11,536          $9,987
                                                 =======================

 Net charge-offs as a percentage                  0.06%            0.04%
    of average loans (annualized)


DEPOSITS AND BORROWED FUNDS

     Total average non-interest bearing deposits for the nine months ended September 30, 1998 were $122.1 million, an increase of $32 million, or 35%, from the same period in 1997. For the three months ended September 30, 1998, total average non-interest bearing deposits were $132.2 million, an increase of $33.1 million, or 33%, from the
comparable 1997 period.   These increases are the result of
management's efforts to increase to level of deposits used to fund earning assets.

    Total average borrowed funds for the nine months ended September 30, 1998 were $87.2 million, an increase of $33.6 million, or 63%,
from the comparable 1997 period.   For the three months ended
September 30, 1998, total average borrowed funds were $116.2 million, an increase of $60.2 million, or 108%, from the third quarter of 1997. Most of the increase for both the nine and three month periods is attributed to increased net borrowings from the Federal
Home Loan Bank ("FHLB"), which were used to fund loan growth and the purchase of investment securities classified as available for sale.
At September 30, 1998, the Company had aggregate FHLB borrowings of approximately $87 million.


ASSET/LIABILITY MANAGEMENT

     The Company's financial performance is largely dependent upon its ability to manage market interest rate risk, which can be further defined as the exposure of the Company's net interest income to
fluctuations in interest rates.    Since net interest income is the
largest component of the Company's earnings,  management of interest
rate risk is a top priority.   The Company's risk management program
includes a coordinated approach to managing interest rate risk and is governed by policies established the Asset/Liability Management Committee ("ALCO"), which is comprised of members of the Company's
senior management team.   The ALCO meets regularly to evaluate the
impact of market interest rates on the assets, liabilities, net interest margin, capital and liquidity of the Company and to determine the appropriate strategic plans to address the impact of these factors.

     The Company's balance sheet structure is primarily short-term with most assets and liabilities either repricing or maturing in five
years or less.   Management monitors the sensitivity of net interest
income to changes in market interest rates by utilizing a dynamic simulation model. This model measures net interest income sensitivity and volatility to interest rate changes based on assumptions which management believes are reasonable. Factors considered in the simulation model include actual maturities, estimated cash flows, repricing characteristics, deposit growth and the relative sensitivity of assets and liabilities to changes in
market interest rates.    The simulation model considers other factors
that can impact net interest income, including the mix or earning assets and liabilities, yield curve relationships, customer
preferences and general market conditions.    Utilizing the simulation
model, management can project the impact of changes in interest rates on net interest income.

     In order to assist in achieving a desired level of interest rate sensitivity, the Company has entered into off-balance sheet contracts
that are considered derivative financial instruments.   Derivative
financial instruments can be a cost and capital effective means of modifying the repricing characteristics of on-balance sheet assets and liabilities. These contracts include interest rate swaps in which the Company pays a variable rate and receives a fixed rate on a notional amount and interest rate cap contracts for which the Company pays an up-front premium in exchange for a variable cash flow if interest
rates exceed the cap rate.    As of September 30, 1998, the Company
had three swap contracts with a combined notional amount of $25 million; maturity dates for these contracts range from December, 1998 through January, 1999. In addition, the Company had one cap contract as of September 30, 1998 with a notional amount of $10 million that matures in September, 2003. In order to minimize the credit risk of derivative financial instruments, the Company requires that all contract counterparties have an investment grade or better credit rating.

     The Company requires all derivative financial instruments be used only for asset/liability management or hedging specific transactions or positions, and not for trading or speculative purposes.
Management believes that the risk associated with using derivative financial instruments to mitigate interest rate sensitivity is minimal and should not have any material unintended impact on the Company's
financial condition or results of operations.   An explanation of a
recently issued accounting standard that applies to use of derivative financial instruments is included in the Notes to Consolidated Financial Statements section of this report.

CAPITAL RESOURCES AND LIQUIDITY

     The following table shows the Company's capital ratios, as calculated under regulatory guidelines, compared to the regulatory minimum capital ratio and the regulatory minimum capital ratio needed to qualify as a "well-capitalized" institution at September 30, 1998 and December 31, 1997:


                                           September 30,         December 31,
                                               1998                 1997
                                           --------------        ------------
 Leverage ratio                                6.76%                5.76%
      Regulatory minimum                       3.00                 3.00
      Well-capitalized minimum                 5.00                 5.00
 Tier I risk-based capital                    10.63                 8.59
      Regulatory minimum                       3.00                 3.00
      Well-capitalized minimum                 5.00                 5.00
 Total risk-based capital                     12.26                10.28
      Regulatory minimum                       8.00                 8.00
      Well-capitalized minimum                10.00                10.00


     The improvement in the leverage ratio over the prior period shown in the table above is primarily due to the continued growth in net income and the Company's current dividend policy, which is allowing the Company to retain approximately 85% of net earnings. The company is currently paying dividends on a quarterly basis and expects to continue making such distributions in the future if results from operations and capital levels are sufficient. Effective with the first quarter of 1998, the quarterly dividend was increased by 50%, to $.0375 from $.0250. For the nine months ended September 30, 1998 the Company paid dividends of $.1125 per common share, compared to $.075 per common share for the same period in 1997.

     Improvement in the Tier I and Total risk-based capital ratios is attributed to the growth in net income retained by the Company and the issuance of $21 million of 8.125% Company obligated mandatorily redeemable capital securities of subsidiary trust holding solely junior subordinated debentures of the Company ("Capital Securities") of July 15, 1998 which, under current regulatory guidelines, qualify as Tier I capital.

     Liquidity measures the ability to meet current and future cash flow needs as they become due. Maintaining an adequate level of liquid funds, at the most economical cost, is an important component
of the Company's asset and liability management program.    The
Company has several sources of available funding to provide the
required level of liquidity.   The Company, like most banking
organizations, relies primarily upon cash inflows from financing activities (deposit gathering, short-term borrowing and issuance of long-term debt) in order to fund its investing activities (loan
origination and securities purchases).     The financing activity cash
inflows such as loan payments and securities sales and prepayments are also a significant component of liquidity.

YEAR 2000

     OVERVIEW

     The "Year 2000" issue refers to potential problems that may result from the improper processing of dates and date-dependent calculations by computers and other microchip-embedded technology (like an alarm or telephone system). In simple terms, problems with Year 2000 can result from a computer's inability to recognize a two-digit date field (00) as representing year 2000 and, incorrectly, recognize the year as 1900. Failure to identify and correct this problem could result in system processing errors that would disrupt the Company's normal business operations. In recognition of the seriousness of this issue, and in accordance with directives on Year 2000 issued by banking regulatory agencies, the Company established a Year 2000 Committee in January, 1998. This committee is chaired by the Company's Chief Information Officer and reports directly to the Company's board of directors on a quarterly basis.

     STATE OF READINESS

     The Company has adopted a seven-phase action plan to address Year 2000 issues and expects to address all aspects of the action plan in a timely manner and to be prepared for the impact Year 2000 will have on
the Company, its systems, vendors and customers.   The seven phases
are:


     1. AWARENESS - The Year 2000 committee and committee chairman were appointed and authorized to develop an overall strategy for addressing the Year 2000 issue. An on-going awareness program has been developed to keep directors, employees and customers informed about the Year 2000 issue and apprised of the Company's progress in addressing it.

     2. INVENTORY - Entails completion of a specific, detailed inventory of all hardware, software and other microchip-embedded products used by the Company. Procedures are established to ensure that any new purchases are properly analyzed for Year 2000 compliance and then inventoried. Vendors and suppliers are contacted to ascertain Year 2000 compliance status and efforts to remediate potential problems.

     3. ASSESSMENT - Mission critical areas are identified and testing to identify potential problem areas begins. Budgets are developed for expected expenses and other resources needed to adequately address potential problems. The potential risk exposure posed by credit customers and large depositors is also evaluated.

     4. RENOVATION/ANALYSIS - Vendors that supply system applications are requested to provided certification that their product used by the Company is Year 2000 compliant. Non-compliant systems are renovated or replaced.

     5. TESTING - All replaced or upgraded systems are tested to ensure full correction of any Year 2000 issues and then review by a third party for validation of corrective action.
        Contingency plans are tested for effectiveness.

     6. IMPLEMENTATION - A final review of all systems after the renovation of problematic areas is completed. Management and system users will carefully assess the status of corrective action.

     7. POST-IMPLEMENTATION - Utilizing the contingency plans, the Year 2000 committee will continue to refine backup processes and procedures to be used in a worst-case scenario.


This seven-phase program applies to both information technology ("IT") and non-information technology ("non-IT") systems that are affected by Year 2000 that have been designated by the Year 2000 Committee as
"mission critical."   For purposes of the Year 2000 project, mission
critical systems are defined as any technology element that, if not able to function properly, could result in financial liability, loss of revenue, significant customer service/support problems and damage to the Company's reputation.

The following table identifies some, but not all, IT and non-IT mission critical systems and elements:


                 IT                                               Non-IT
         Mainframe hardware                                 Security systems
         Mainframe software                                 HVAC systems
         ATMs                                               Vault doors
         PC network hardware                                Printed forms
         PC network software                                Phone systems

As of September 30, 1998, the awareness and inventory phases of the Year 2000 project have been completed for both IT and non-IT systems.


         The Federal Financial Institutions Examination Council (FFIEC) issued a statement entitled "Year 2000 Project Management
Awareness" in May, 1997.   This statement established key milestones
that banks and other financial institutions must meet with regard to Year 2000 testing and remediation.

      The following table sets forth each deadline of this statement and where the Company stands, as of September 30, 1998, with respect to meeting each deadline.

Date                      Task                                      Company's Status
--------------            ---------------------------------         ----------------
June 30, 1998             Complete development of all                 Completed
                          written testing strategies, plans
                          and policies; due diligence to
                          determine Year 2000 risk posed
                          by customers implemented.

September 1, 1998         Commence testing of internal                Completed
                          Mission-critical systems; assessment
                          of customers' Year 2000 preparedness
                          and potential impact on the Company
                          substantially complete.


December 31, 1998         Testing of internal mission-critical         Testing cannot commence until a
                          systems substantially complete               year-end 1998 data file of all
                                                                       accounts is available;  expect to
                                                                       be substantially complete by
                                                                       January 31, 1999

March 31, 1999            External testing with material third         Scheduled for completion by
                          parties begins                               March 31, 1999

June 30, 1999             Testing of all mission-critical systems      Scheduled for completion by
                          completed and corrective actions             June 30, 1999
                          substantively completed.

    The FFIEC has, under its bank supervisory authority, developed a multi-phase examination process to determine if banks are complying
with the provisions of the awareness statement described above.   The
Company intends to comply with all regulatory requirements established by banking regulatory agencies and the Securities and Exchange Commission.

     As is the case with many financial institutions, the Company is dependent upon third parties to provide systems used in daily
operations.    Examples include, but are not limited to, firms that
provide both mainframe and desktop computer hardware, bank processing software that tracks loans and deposits in an automated manner, telecommunications services, check clearing and electrical utilities.

Even though many providers of these products have advised that they are Year 2000 compliant, the Company is performing an independent testing and validation that will attempt to confirm that this is the case for each product as it is installed and used in the Company's operations. Generally speaking, the Company utilizes hardware and software providers that are registered under the Securities and Exchange Act of 1934; the Commission filings for each provider are being reviewed by management to determine if any significant disclosures with regard to the Year 2000 are made. In addition, the Company has requested all providers of hardware, software, processing services and other systems that are date-sensitive to provide written certification of the Year
2000 status for their product or service. The following table sets forth the Company's significant material relationships with third parties that, in the opinion of management, could potentially result in business interruption if the product or service provided is not Year 2000 compliant. This table is not intended to itemize all relationships with third-party service providers.


             Product/Service                   Year 2000 Assessment Status
             ---------------                   ---------------------------
             Bank processing system            Certified compliant by manufacturer; being
                                               tested internally

             Mainframe                         In final phase of internal testing

             Telecommunications services       Testing scheduled for first quarter of 1999

             Wire transfers                    Certified compliant by proxy

             Check clearing                    Certified compliant by proxy

     EXPECTED COSTS ASSOCIATED WITH ADDRESSING YEAR 2000

     As part of the Company's initiative to assess its state of readiness with regard to Year 2000, a budget was developed by the Year
2000 Committee.   The budget is divided into five distinct
categories:

               Consulting -  costs incurred with the engagement of third-party consultants and solution providers to assist with management of the Year 2000 project, to review and negotiate contracts and insurance coverage and to perform audits of the Company's state of readi-ness for the Year 2000.

               Inventory  -  costs associated with the initial inventory and review of all of the Company's systems, including hardware, software and any other micro-chip embedded products.

               Testing    -  cost associated with running tests on the
                             company's systems, both individually and collectively, to determine if processing is affected by any of the potential problem dates associated with the Year 2000 and documenting the results of the tests. These costs may also include costs to upgrade the Company's computer systems to provide sufficient system resources to perform the tests.

              Remediation - costs incurred to repair, upgrade or replace hardware, software or other micro-chip embedded technology that is not Year 2000 compliant.

              Resources   - costs associated with staff training and customer
                            awareness with regard to the Year 2000 issue. Examples of this type of cost are fees for an employee to attend a seminar on Year 2000 or costs to produce a pamphlet on Year 2000 for the Company's customers.


The following table sets for the Company's budget for the Year 2000 issue and actual amounts expended as of September 30, 1998. All amounts shown are pre-tax. In addition, the table indicates the percentage of each budget line item (as described above) that is expected to be recognized as current period expense and the percentage that is expected to be recorded as a new asset with expense recognized over the useful life of the asset through charges to depreciation expense. Management intends to provide an update of this table in periodic reports with the Securities and Exchange Commission on Forms 10-K and 10-Q.


Year 2000 Budget
(unaudited)
In thousands

                                                  Actual Costs       % of Budget
                                    % of Total    Incurred as of    Expended as of                  % of Budget
                         Budget       Budget        30-Sep-98          30-Sep-98              Expensed       Amortized
                        ----------------------------------------------------------          --------------------------
Consulting              $  175            9%           $   13                  7%                  100%             0%
Inventory                   70            4%               60                 86%                  100%             0%
Testing                     82            4%               23                 28%                  100%             0%
Remediation              1,520           80%            1,259                 83%                   15%            85%
Resources                   53            3%               16                 30%                  100%             0%
                        ----------------------------------------------------------          --------------------------
Total                   $1,900        100.0%           $1,371                 72%                   12%            88%


     In accordance with recently issued accounting guidelines on how
Year 2000 costs should be recognized for financial statement purposes
(EITF 96-14), the Company intends to recognize as current period expense all costs associated with the consulting, inventory, testing and resources components of the Year 2000 budget.  The costs associated with remediation, which comprise approximately 80% of the
Year 2000 budget, are primarily related to the installation of a new wide-area desktop computer network (WAN) that will replace virtually all of the desktop computers, file servers and peripheral equipment
currently in use.   In addition to being expected to be Year 2000 compliant,
the new WAN will provide the Company with a uniform standard desktop computer configuration, internal and external e-mail capability, internet access and savings on telephone communication costs through utilization of the WAN communications backbone for voice
communication.   The Company intends to leverage this new WAN
technology to increase the levels of employee productivity and improve the operating efficiency. The costs of the WAN component of the

Year 2000 remediation budget will be recognized over a useful life of three years at a cost of approximately $450,000 per year starting in the first quarter of 1999. This annual cost does not include any of the anticipated savings that the Company expects to achieve through improved operating efficiency and reduced telecommunications cost over the next three years. Approximately 8%, or $150 thousand, of the remediation budget will be recognized as expense for the write-off of any desktop computer network equipment that will be functionally obsolete after the new WAN is installed.

      The Company expects to fund the costs associated with preparing
for Year 2000 out of its normal operating cash flows.    No major
information technology initiatives have been postponed as a result of Year 2000 preparation that would have a material impact on the Company's financial condition or results of operations.

     MATERIAL RISKS ASSOCIATED WITH THE COMPANY'S YEAR 2000 ISSUES

CREDIT RISK -  the Company, in the conduct of its ordinary operations,
extends credit to individuals, partnerships and corporations.   The
extension of credit to businesses is based upon an evaluation of the borrower's ability to generate cash flows from operations sufficient to repay principal and interest, in addition to meeting the operating needs of the business.  Failure of one of the Company's business borrowers to adequately prepare for the impact a Year 2000 failure could have on its business could potentially impair its ability
to repay the loan.   An example of this would be a loan to a building
supply store that has computer accounting systems that fail to recognize
Year 2000 and, consequently, are unable to calculate and bill accounts receivable in January 2000. This failure would most likely have a negative impact on the customer's cash flow and, consequently, its ability to repay the loan in accordance with its original terms. The Company's exposure to Year 2000 credit risk is somewhat mitigated by the fact that only 13% of the $930 million in outstanding loans are to commercial enterprises. In order to assess the risks of Year 2000 in these loans, the Company's credit administration department has developed a risk determination questionnaire to be completed by the loan officer responsible for a commercial credit, both existing and new requests.
If the questionnaire responses indicate that the customer is not giving sufficient consideration to the risks of Year 2000 on his or her company, the loan risk rating of the credit will be adjusted to reflect increased credit risk and an additional allocation of the allowance for loan losses will be made. Additional charges to the provision for loan loss will be made if, in the estimation of management, the increased risk for loan loss related to Year 2000 is not adequately provided for in the allowance for loan losses as of any balance sheet date. As of the date of this report, the initial questionnaires have been completed and are in the process of being reviewed by loan review staff and members of the Company's information technology staff.

LIQUIDITY RISK - is the risk to the Company's earnings and capital arising from an inability to raise sufficient cash to meet obligations as they come due. This risk is a very significant one for the
Company since its primary business is banking, which involves taking deposits, which are generally due upon demand. Since the Company uses these deposits to fund loans and purchase investment securities, a dramatic increase in deposit withdrawals because of Year 2000 problems specific to the Company or of a more general nature could
have an adverse impact on the Company.   Specifically, the Company
could be forced to liquidate investments under adverse market conditions (that is, to sell at a loss) in order to fund a significantly higher level of deposit withdrawal activity. The Company is assessing its liquidity risk by running various scenarios of deposit withdrawals coincident with the turn of millenium, ranging from normal activity to what could be reasonably expected in a panic
situation.   As of September 30, 1998, the Company (or its affiliate
banks) has federal funds lines of credit totaling approximately $15 million, unpledged investment securities available for repurchase agreements of approximately $100 million, secured borrowing availability at the Federal Home Loan Bank (FHLB) of approximately $200 million and a secured line of credit for $15 million, all of which can provide additional liquidity if the lending insitutions (in the case of borrowings) have funds available to lend at that point in time. In addition, the Company has secured borrowing facilities for all affiliate banks with the Federal Reserve that will allow access to additional borrowed funds, and the Federal Reserve has indicated in widely published reports that it will provide additional cash to the banking system through the discount window in order to alleviate liquidity pressures on financial institutions resulting from the desire of individuals to hold cash from late 1999 through the turn of the millenium.

TRANSACTION RISK - is the risk to the Company's earnings and capital resulting from failure to deliver one of its products or services in a
acceptable manner.   An examples of transaction risk related to Year
2000 is the ability of the Company's computer system to properly bill customers for loan payments due and account for the payments when received or the ability of a customer to perform a deposit or withdrawal at an ATM. In both of these examples, the individual customer is directly affected and the Company is impacted by the collective impact of all incorrectly processed customer transactions. Since all of the Company's products and services are processed in some manner by computer systems, all aspects of product design, delivery and support are being carefully evaluated in order to determine potential transaction risks.

     The Company's Year 2000 policy also addresses other risks related to the Year 2000 issue which include, but are not limited to, strategic risk (adverse impact on business decisions or the implementation of business decisions, such as acquisitions);
reputational risk (impact of bad publicity on customers and Company value); and legal risk (risk of litigation related to adverse impact of Year 2000 issues on the Company).

     CONTINGENCY PLANNING FOR YEAR 2000

     The Company's Year 2000 committee has presented the board of directors with a written Business Remediation and Business Resumption
Contingency Policy.   The purpose of this policy is to ensure that the
Company is prepared to address any crisis situation(s) that could result from the failure of any of the Company's systems or third-party
vendors and suppliers to recognize Year 2000 critical dates.   The Company's
Year 2000 contingency policy is modeled after the FFIEC interagency STATEMENT ON CONTINGENCY PLANNING IN CONNECTION WITH YEAR 2000 issued in May, 1997 and is comprised of four key phases:

          1. ORGANIZATIONAL PLANNING - identification of core business processes and establishment of a timeline for a Year 2000 contingency plan.

          2. BUSINESS IMPACT ANALYSIS - determination of Year 2000 failure risks for all core business processes and identification of failure scenarios. The minimal level of acceptable service in the event of failure is also determined.
          3. DEVELOPMENT OF CONTINGENCY PLANS - identification and selection of the most reasonable and cost-effective contingency strategy for each core business process in the event of failure.

          4. Contingency Plan Validation - validation of each plan by a qualified independent party and final approval by senior management and the board of directors.

     A core business process is, for the purposes of the Company's Year 2000 contingency planning, defined as a group of interrelated tasks performed as a basic and integral part of the Company's daily operation. Examples of core business processes include posting of payments on loans and processing of checks, both which require a complex infrastructure of hardware, software, communications and power. Core business processes are further defined by potential impact on the Company and its operations. "Mission Critical" core business processes are those which, if not functioning properly because of failure to recognize Year 2000, will most likely cause an immediate loss of revenue and crisis-level customer service problems that could damage the Company's reputation. The Company's Year 2000 Committee is currently in the process of developing specific contingency plans that detail precisely how the "most likely worst-case scenarios" resulting from system failure will be handled. The objective of contingency planning is not to duplicate the complete functionality of failed systems, but, rather to identify the most economical means of resuming a minimally acceptable level of service in as short a time as possible.


QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

Information for this items is included under the heading of Asset/Liability Management in the Management's Discussion and Analysis section of this report.

                            PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings
           -----------------

     During the course of ordinary business, the Company and its subsidiaries are defendants in various legal proceedings. In the opinion of management, adverse decisions in any currently pending or threatened proceeding will not result in a material adverse change in the financial condition or results of operations of the Company.

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


                               Date:   November 13, 1998




                               By:  /s/ Christopher J. Bledsoe
                                   Christopher J. Bledsoe
                                   Chief Financial Officer
                                   (Principal Financial Officer)


                               Date:  November 13, 1998