Form 10-K
period 1998-12-31
UNITED COMMUNITY BANKS INC
filed 1999-03-23
CIK 857855

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                ____________

                                  FORM 10-K

          /x/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 For the Fiscal Year Ended December 31, 1998

        / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


         For the transition period from ___________ to _____________

                       Commission File Number 0-21656

                        United Community Banks, Inc.
                        ----------------------------
           (Exact name of registrant as specified in its charter)

               Georgia                               58-180-7304
            -------------------------------------------------------
            (State or other jurisdiction          (I.R.S. Employer
              of incorporation)                  Identification No.)

                        59 Highway 515, P.O. Box 398,
                  Blairsville, Georgia                30512
                 -------------------------------------------
                 (Address of principal            (Zip Code)
                   executive offices)

Registrant's telephone number, including area code:  (706) 745-2151

Securities registered pursuant to Section 12(b) of the Act:  None

Name of exchange on which registered:  None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $1.00 par value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     Aggregate market value of the voting stock held by non- affiliates (which for purposes hereof are all holders other than executive officers and directors) of the Registrant as of February 15, 1999: $215,896,365 based on 5,265,765 shares at $41.00 per share, the last sale price known to the Registrant for the Common Stock, for which there is no established public trading market.

     As of February 15, 1999, 7,686,609 shares of Common Stock were issued and outstanding, par value $1.00 per share, including 140,000 shares deemed outstanding pursuant to 2006 Debentures and presently exercisable options to acquire 153,004 shares.


                     DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's annual report to shareholders for the fiscal year ended December 31, 1998, contained in Appendix A to the Registrant's definitive Proxy Statement for the 1999 Annual Meeting of Shareholders, to be filed with the Commission, are incorporated by reference into Parts I and II. Portions of the Registrant's definitive Proxy Statement for the 1999 Annual Meeting of Shareholders, to be filed with the Commission, are incorporated into Part III.

                                   PART I

ITEM 1.   BUSINESS.

UNITED AND THE BANKS
--------------------

     United Community Banks, Inc. ("United") was incorporated under the laws of Georgia in 1987 and commenced operations in 1988 by acquiring 100% of the outstanding shares of Union County Bank, now known as United Community Bank ("UCB"). United is a bank holding company registered under the Bank Holding Company Act of 1956. All of United's activities are currently conducted by its wholly-owned subsidiaries: UCB, which was organized as a Georgia banking corporation in 1950; Carolina Community Bank, Murphy, North Carolina ("Carolina"), which United acquired in 1990; Peoples Bank of Fannin County, Blue Ridge, Georgia ("Peoples"), which United acquired in 1992; Towns County Bank, Hiawassee, Georgia ("Towns"), which United also acquired in 1992; White County Bank, Cleveland, Georgia ("White"), which United acquired in 1995; and First Clayton Bank and Trust ("First Clayton"), which United acquired in 1997. UCB, Carolina, Peoples, Towns, White and First Clayton are collectively referred to in this report
as the "Banks".   United also operates two consumer finance companies -
United Family Finance Co., which operates two offices in Georgia, and United Family Finance Co. of North Carolina, which operates two offices in North
Carolina.   In this report, both United Family Finance Co. and United Family
Finance Co. of North Carolina are collectively referred to as ("UFFC").

     The Banks are community-oriented, and offer a full range of retail and corporate banking services, including checking, savings and time deposit accounts, secured and unsecured loans, wire transfers, trust services and
rental of safe deposit boxes.   As of December 31, 1998, the Banks operated
a total of 27 locations.   In order to emphasize the commitment to community
banking, both UCB and Peoples operate branches under trade names that are
closely identified with the communities in which they are located.   UCB
operates two branches in Lumpkin County, Georgia, under the trade name "United Community Bank of Lumpkin County" and two branches in Habersham
County, Georgia, under the trade name "First Bank of Habersham."    Peoples
operates one branch in Gilmer County, Georgia, under the trade name of
"United Community Bank of Gilmer County."   The operation of bank branches
under trade names is permissible under current state and federal banking regulations and requires certain customer disclosures, which both UCB and Peoples provide.

     The Mortgage People Company ("MPC"), a division of UCB, is a full-service retail mortgage lending operation approved as a seller/servicer for Federal National Mortgage Association and Federal Home Mortgage Corporation.
MPC was organized to provide fixed and adjustable-rate mortgages.   During
1998, MPC originated $145 million of residential mortgage loans for the purchase of homes and to refinance existing mortgage debt, of which over 99% were sold into the secondary market with no recourse to MPC.

FORWARD-LOOKING STATEMENTS
--------------------------

     This Form 10-K, both in the Management's Discussion and Analysis section and elsewhere, contains forward-looking statements under the Private Securities Litigation Reform Act of 1995 that involve risks and
uncertainties.    Although United believes that the assumptions underlying
the forward-looking statements contained in the discussion are reasonable, any of the assumptions could be inaccurate, and therefore, no assurance can be made that any of the forward-looking statements included in this discussion will be accurate. Factors that could cause actual results to differ from results discussed in forward-looking statements include, but are not limited to: economic conditions (both generally and in the markets where United operates); competition from other providers of financial services offered by United; government regulation and legislation; changes in interest rates; material unforeseen changes in the financial stability and liquidity of United's credit customers; material unforeseen complications related to the Year 2000 issues for United, its suppliers, customers and governmental agencies; and other risks detailed in United's filings with the Securities and Exchange Commission, all of which are difficult to predict and which may be beyond the control of United. United undertakes no obligation to revise forward-looking statements to reflect events or changes after the date of this discussion or to reflect the occurrence of unanticipated events.

YEAR 2000
---------

     A detailed discussion of United's state of readiness, budget and actual costs, material risks and contingency plans related to the "Year 2000" issue is contained in the MANAGEMENT'S DISCUSSION AND ANALYSIS section (Part II,
Item 7) of this report.

RECENT DEVELOPMENTS
-------------------

     On January 21, 1999, United entered into a definitive agreement to acquire the stock of Adairsville Bancshares, Inc. ("Adairsville") in Bartow County, Georgia. This acquisition was closed on March 15, 1999 and was accounted for as a purchase transaction. As of December 31, 1998, Adairsville had $37.1 million of total assets and $4.0 million of total equity.

     During 1998, three new branch offices of the Banks were opened. UCB opened an office in Clarkesville, Georgia, which operates under the trade name First Bank of Habersham, and Carolina opened new offices in Cherokee and Etowah, North Carolina. Construction of a new branch office of UCB located in Murrayville, Georgia, is scheduled for completion during the third quarter of 1999 and will operate under the trade name of United Community Bank of Hall County. In February, 1999, Carolina purchased a vacant banking facility in Brevard, North Carolina that is expected to be open for business during the second quarter of 1999.

     In July, 1998, a statutory business trust ("United Community Capital Trust") was created by United which in July, 1998, issued guaranteed preferred beneficial interests in United's junior subordinated deferrable interest debentures ("Trust Preferred Securities") to institutional investors in the amount of $21 million. This issuance represented the guaranteed preferred beneficial interests in $21.7 million in junior subordinated deferrable interest debentures ("Subordinated Debentures") issued by United to United Community Capital Trust. For regulatory purposes, the Trust Preferred Securities will be treated as Tier I capital of United. The subordinated debentures are the sole assets of United Community Capital Trust and bear an interest rate of 8.125% with a maturity date of July 15, 2028, which may be shortened to a date not earlier than July 15, 2018. If the subordinated debentures are redeemed in part or in whole prior to July 15, 2008, the redemption price of the Subordinated Debentures and the Trust Preferred Securities will include a premium ranging from 4.06% in 2008 to .41% in 2018.

     On January 30, 1998, Peoples acquired certain assets and deposit liabilities of the Ellijay office of The Bank of North Georgia, which had total loans of $3 million, and total deposits of $23 million. This office is operated under the trade name of United Community Bank of Gilmer County.

MONETARY POLICY AND ECONOMIC CONDITIONS
---------------------------------------

     The operating income and net income of the Banks depend to a substantial extent on the difference between income the Banks receive from their loans, investments and other earning assets, and the interest the Banks pay on their deposits and other liabilities. These rates are highly sensitive to many factors that are beyond the control of the Banks, including national and international economic conditions and the monetary policies of various governmental and regulatory authorities.

COMPETITION
-----------

     The market for banking and bank-related services is highly competitive. The Banks actively compete in their respective market areas, which collectively covers northeastern Georgia and western North Carolina, with other providers of deposit and credit services. These competitors include other commercial banks, savings banks, savings and loan associations, credit unions, mortgage companies and brokerage firms. he following table displays each of Banks and the respective percentage of total deposits in each county where the Bank has operations. The table also indicates the ranking by deposit size in each of the local markets. All information in the table was obtained from the Federal Deposit Insurance Corporation ("FDIC") Summary of Deposits as of June 30, 1998.

         UNITED COMMUNITY BANKS, INC.
    SHARE OF LOCAL MARKET DEPOSITS (COUNTY)
        BANKS AND SAVINGS INSTITUTIONS


                   MARKET          RANK IN
                   SHARE           MARKET
UCB
   Habersham        13%               4
   Lumpkin          18%               3
   Union            85%               1


CAROLINA
   Cherokee         43%               1
   Clay             61%               1
   Graham           38%               2
   Haywood           7%               6
   Henderson        NM               NM
   Jackson           7%               5
   Macon             7%               6
   Swain            15%               3
   Transylvania      5%               5


PEOPLES
   Fannin           57%               1
   Gilmer           11%               4

WHITE
   White            47%               1


TOWNS
   Towns            35%               2


FIRST CLAYTON
   Rabun            26%               3


NM = Not Meaningful


LOANS

     The Banks make both secured and unsecured loans to individuals, firms and corporations. Secured loans include first and second real estate mortgage loans. The Banks also make direct installment loans to consumers on both a secured and unsecured basis. At December 31, 1998, consumer, real estate construction, real estate mortgage and commercial loans represented approximately 12.0%, 11.6%, 67.4% and 9.0% respectively, of United's total loan portfolio.

Specific risk elements associated with each of the Banks' lending categories include, but are not limited to:

Commercial                     Industry concentrations; inability to monitor
                               the condition of collateral (inventory, accounts receivable and vehicles); lack of borrower management expertise, increased competition;

                               use of specialized or obsolete equipment as collateral; insufficient cash flow from operations to service debt payment.


Real estate - construction     Inadequate collateral and long-term financing
                               agreements

Real estate - mortgage         Changes in local economy affecting borrower's
                               employment; insufficient collateral value due to decline in property value.

Consumer Loss of borrower's employment; changes in local economy; the inability to monitor collateral (vehicles, boats and mobile homes)

     Effective March 19, 1993, inter-agency guidelines adopted by federal bank regulators mandated that financial institutions establish real estate lending policies with maximum allowable real estate loan-to-value limits, subject to an allowable amount of non-conforming loans as a percentage of capital. The Banks adopted the federal guidelines as their maximum allowable limits; however, policy exceptions are permitted for real estate loan customers with strong financial credentials.


LENDING POLICY
--------------

     The current lending policy of the Banks is to make loans primarily to persons who reside, work or own property in their primary market areas. Unsecured loans are generally made only to persons who maintain depository relationships with the Banks. Secured loans are made to persons who are well established and have net worth, collateral and cash flow to support the loan. Exceptions to the policy are permitted on a case-by-case basis and require the approving officer to document in writing the reason for the exception. Policy exceptions made for borrowers whose total aggregate loans exceed the approving officer's credit limit must be submitted to the Bank Board of Directors for approval.

     The Banks provide each lending officer with written guidelines for lending activities. Lending authority is delegated by the Boards of Directors of the Banks to loan officers, each of whom is limited in the amount of secured and unsecured loans which he or she can make to a single borrower or related group of borrowers. Loans in excess of individual officer credit authority must either be approved by a senior officer with sufficient approval authority, or be approved by the Bank Board of Directors.

LOAN REVIEW AND NONPERFORMING ASSETS
------------------------------------

     The Loan Review Department of United reviews each of the Banks' loan portfolios on an annual basis to determine any weaknesses in the portfolio and to assess the general quality of credit underwriting. The results of the reviews by the loan review officers are presented to the Presidents of each of the Banks, the President and the Chief Credit Officer of United and the Boards of Directors of each of the Banks. If an individual loan or credit relationship has a weakness identified during the review process the risk rating of the loan, or all loans comprising a credit relationship, will be downgraded to a classification that most closely matches the current risk level. The review process also provides for the upgrade of loans that show improvement since the last review. Since each loan in a credit relationship may have a different credit structure, collateral and other secondary source of repayment, different loans in a relationship can be assigned different
risk ratings.   United utilizes an eight-grade rating system in which grades one through four are considered "pass", or acceptable, credit risk and grades five through eight are "adversely classified" credits that require
management's attention.    Both the pass and adversely classified ratings,
and the entire eight-grade rating scale, provide for a higher numeric rating for increased risk. For example, a risk rating of one is the least risky of all credits and would be typical of a loan that is 100% secured by a deposit
at one of the Banks.   Risk ratings of two, three and four in the pass
category each have incrementally more risk. The four adversely classified credit ratings and rating definitions are:


        Five (Watch)  -     Weaknesses exist that could cause
                            future impairment,  including the
                            deterioration of financial ratios, past-due status and questionable management capabilities. Collateral values generally afford adequate coverage, but may not be immediately marketable.

        Six (Substandard) - Specific and well-defined weaknesses that may include poor liquidity and deterioration of financial ratios. Loan may be past-due and related deposit accounts experiencing overdrafts. Immediate corrective action is necessary.

        Seven (Doubtful) -  Specific weaknesses characterized by
                            Substandard that are severe enough to make collection in full unlikely. No strong secondary source of repayment.

        Eight  (Loss) -     Same characteristics as Doubtful; however,
                            probability of loss is certain. Loans classified as such are generally recommended for charge-off at the next Bank Board of Directors meeting.

     In addition, the Loan Review Department conducts a quarterly analysis to determine the adequacy of the Allowance for Loan Losses ("ALL") for each of the Banks. The aggregation of the ALL analyses for the Banks provides the consolidated analysis for United. The ALL analysis starts by taking total loans and deducting loans secured by deposit accounts at the Banks, which effectively have no risk of loss. Next, all loans with an adversely classified rating are deducted. The remaining loan balance is then multiplied by the average historical loss rate for the preceding five year period (1994 through 1998), which provides required minimum ALL for Pass credits (component "A"). The remaining total loans in each of the four adversely classified rating categories are then multiplied by a projected loss factor to determine the ALL allocation for adversely classified credits (component "B"). The loss factors currently used are: Watch (5%); Substandard (15%); Doubtful (50%); and Loss (100%). The sum of components A and B comprises the total allocated ALL. There is no current process utilized to measure or adjust for differences between the loss factors for adversely classified loans used in the ALL analysis and actual losses charged to the ALL.

     The difference between the actual ALL (as presented in the consolidated financial statements) and the allocated ALL represents the unallocated ALL. The unallocated ALL provides for coverage of credit losses inherent in the loan portfolio but not provided for in the ALL analysis. United and the Banks determine the level of unallocated ALL primarily by assessing the ratio of ALL to total loans of peer bank holding companies and peer banks, using the Federal Reserve Uniform Bank Performance Report and other bank industry analytical publications.


ASSET/LIABILITY MANAGEMENT
--------------------------

     Committees composed of officers of each of the Banks and the Chief Financial Officer and Treasurer of United are charged with managing the assets and liabilities of the Banks. The committees attempt to manage asset growth, liquidity and capital in order to maximize income and reduce interest rate risk. The committees direct each Bank's overall acquisition and allocation of funds. At monthly meetings, the committees review the monthly asset and liability funds budget in relation to the actual flow of funds and peer group comparisons; the ratio of the amount of rate sensitive assets to the amount of rate sensitive liabilities; the ratio of allowance for loan losses to outstanding and non-performing loans; and other variables, such as expected loan demand, investment opportunities, core deposit growth within specified categories, regulatory changes, monetary policy adjustments and the overall state of the economy. A more comprehensive discussion of United's Asset/Liability Management and interest rate risk is contained in the Management's Discussion and Analysis (Part II, Item 7) and QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(Part II, Item 7A) sections of this report.

INVESTMENT POLICY
-----------------

     The Banks' investment portfolio policy is to maximize income consistent with liquidity, asset quality and regulatory constraints. The policy is reviewed from time to time by the Banks' Boards of Directors. Individual transactions, portfolio composition and performance are reviewed and approved monthly by the Boards of Directors or a committee thereof. The Chief Financial Officer of United and the President of each of the Banks administer the policy and report information to the full Board of Directors of each of the Banks on a quarterly basis concerning sales, purchases, maturities and calls, resultant gains or losses, average maturity, federal taxable equivalent yields and appreciation or depreciation by investment categories.

EMPLOYEES
---------

     As of December 31, 1998, United and its subsidiaries had an aggregate of 638 full-time equivalent employees. Neither United nor any of the subsidiaries is a party to any collective bargaining agreement, and United believes that employee relations are good. None of United's or the Banks' executive officers is employed pursuant to an employment contract.

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

     United must also register with the Georgia Department of Banking and
Finance ("DBF") and file periodic information with the DBF. As part of such registration, the DBF requires information with respect to the financial condition, operations, management and intercompany relationships of United and the Banks and related matters. The DBF may also require such other information as is necessary to keep itself informed as to whether the provisions of Georgia law and the regulations and orders issued thereunder by the DBF have been complied with, and the DBF may examine United and each
of the Banks.   The North Carolina Banking Commission ("NCBC"), which has
the statutory authority to regulate non-banking affiliates of North Carolina banks, in 1992 began using this authority to examine and regulate the activities of North Carolina-based holding companies owning North Carolina-based banks. Although the NCBC has not exercised its authority to date to examine and regulate holding companies outside of North Carolina that own
North Carolina banks, it is likely the NCBC may do so in the future.

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

     UCB, Peoples, Towns, White and First Clayton are each state chartered banks regulated by the DBF and the FDIC. Under the regulations of the DBF, dividends may not be declared out of the retained earnings of a state bank without first obtaining the written permission of the DBF, unless such bank meets all the following requirements:


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

     The payment of dividends by United and the Banks may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. In addition, if, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending upon the financial condition of the bank, could include the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice. The FDIC has issued a policy statement providing that insured banks should generally only pay dividends out of current operating earnings. In addition to the formal statutes and regulations, regulatory authorities consider the adequacy of each of the Bank's total capital in relation to its assets, deposits and other such items. Capital adequacy considerations could further limit the availability of dividends to the Banks. At December 31, 1998, net assets available from the Banks to pay dividends without prior approval from regulatory authorities totaled approximately $17.2 million. For 1998, United's declared cash dividend payout to stockholders was 9.1 % of net income.

     MONETARY POLICY. The results of operations of the Banks are affected by credit policies of monetary authorities, particularly the Federal Reserve. The instruments of monetary policy employed by the Federal Reserve include open market operations in U.S. government securities, changes in the discount rate on bank borrowings and changes in reserve requirements against bank deposits. In view of changing conditions in the national economy and in the money markets, as well as the effect of actions by monetary and fiscal authorities, including the Federal Reserve, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or the business and income of the Banks.

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

     In addition, effective December 19, 1992, a new Section 38 to the Federal Deposit Insurance Act implemented the prompt corrective action provisions that Congress enacted as a part of the Federal Deposit Insurance Corporation Improvement Act of 1991 (the "1991 Act"). The "prompt corrective action" provisions set forth five regulatory zones in which all banks are placed largely based on their capital positions. Regulators are permitted to take increasingly harsh action as a bank's financial condition declines. Regulators are also empowered to place in receivership or require the sale of a bank to another depository institution when a bank's capital leverage ratio reaches 2%. Better capitalized institutions are generally subject to less onerous regulation and supervision than banks with lesser amounts of capital. The FDIC has adopted regulations implementing the prompt corrective action provisions of the 1991 Act, which place financial institutions in the following five categories based upon capitalization ratios: (1) a "well capitalized" institution has a total risk-based capital ratio of at least 10%, a Tier One risk-based ratio of at least 6% and a leverage ratio of at least 5%; (2) an "adequately capitalized" institution has a total risk- based capital ratio of at least 8%, a Tier One risk-based ratio of at least 4% and a leverage ratio of at least 4%; (3) an "undercapitalized" institution has a total risk-based capital ratio of under 8%, a Tier One risk-based ratio of under 4% or a leverage ratio of under 4%;
(4) a "significantly undercapitalized" institution has a total risk-based capital ratio of under 6%, a Tier One risk-based ratio of under 3% or a leverage ratio of under 3%; and (5) a "critically undercapitalized" institution has a leverage ratio of 2% or less. Institutions in any of the three undercapitalized categories would be prohibited from declaring dividends or making capital distributions. The FDIC regulations also establish procedures for "downgrading" an institution to a lower capital category based on supervisory factors other than capital. As of December 31, 1998 and 1997, the most recent notifications from the FDIC categorized each of the Banks as "well capitalized" under current regulations.

     RECENT LEGISLATIVE AND REGULATORY ACTION. On April 19, 1995, the four federal bank regulatory agencies adopted revisions to the regulations promulgated pursuant to the Community Reinvestment Act (the "CRA"), which are intended to set distinct assessment standards for financial institutions. The revised regulation contains three evaluation tests: (i) a lending test, which will compare an institution's market share of loans in low and moderate income areas to its market share of loans in its entire service area and the percentage of a bank's outstanding loans to low and moderate-income areas or individuals, (ii) a services test, which will evaluate the provisions of services that promote the availability of credit to low and moderate income areas, and (iii) an investment test, which will evaluate an institution's record of investments in organizations designed to foster community development, small and minority-owned businesses and affordable housing lending, including state and local government housing or revenue bonds. The regulations are designed to reduce some paperwork requirements of the current regulations and provide regulators, institutions and community groups with a more objective and predictable manner with which to evaluate the CRA performance of financial institutions. CRA became effective on January 1, 1996 and has not had any appreciable impact upon United and the Banks.
     Congress and various federal agencies (including, in addition to the bank regulatory agencies, the Department of Housing and Urban Development, the Federal Trade Commission and the Department of Justice) (collectively the "Federal Agencies") responsible for implementing the nation's fair lending laws have been increasingly concerned that prospective home buyers and other borrowers are experiencing discrimination in their efforts to obtain loans. In recent years, the Department of Justice has filed suit against financial institutions, which it determined had discriminated, seeking fines and restitution for borrowers who allegedly suffered from discriminatory practices. Most, if not all, of these suits have been settled (some for substantial sums) without a full adjudication on the merits.

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

     On January 26, 1996, the Georgia legislature adopted a bill (the "Georgia Intrastate Bill") to permit, effective July 1, 1996, any Georgia bank or group of affiliated banks under one holding company to establish up to an aggregate of three new or additional branch banks anywhere within the State of Georgia, excluding any branches established by a bank in a county in which it is already located. After July 1, 1998, all restrictions on state-wide branching were removed. Before adoption of the Georgia Intrastate Bill, Georgia only permitted branching via merger or consolidation with an existing bank or in certain other limited circumstances.

     FDIC INSURANCE AND FICO ASSESSMENTS FOR THE BANKS. The Banks are subject to FDIC deposit insurance assessments for the Bank Insurance Fund (the "BIF") which provides deposit insurance coverage of up to $100,000 per bank customer (as defined by the FDIC). There have been no BIF deposit
insurance assessments for the highest-rated depository institutions   which
includes all of the Banks - since 1995 when the BIF reached the target funding level mandated by Congress. All depository institutions covered by the BIF are, however, required to pay a special assessment to cover interest on the FICO bonds that were issued to fund the Savings and Loan industry bailout. The Banks paid total FICO bond assessments of $115 thousand in 1998. United expects to pay total FICO bond assessments of approximately $140 thousand in 1999 and no BIF assessment due to the continued strength of the banking industry.

EXECUTIVE OFFICERS OF UNITED
----------------------------

     Executive officers of United are elected by the Board of Directors annually in January and hold office until the following January unless they sooner resign or are removed from office by the Board of Directors.

     The executive officers of United, and their ages, positions with United and the Banks and terms of office as of December 31, 1998, are as follows:



   Name (age)                      Position with United or Banks            Officer of United Since
   ---------                       -----------------------------            -----------------------

Jimmy C. Tallent         President, Chief Executive Officer and                      1988
                         Director of United; Chief Executive Officer of
                         UCB; Chairman of the Board of UCB, Towns and
                         White; Director of Carolina, Peoples, First
                         Clayton and UFFC.

Thomas C. Gilliland      President, Chief  Executive Officer and Vice                1992
(50)                     Chairman of the Board of Peoples; Executive
                         Vice President and Director of United; Chairman
                         of the Board of UFFC.


   Name (age)                      Position with United or Banks            Officer of United Since
   ----------                      -----------------------------            -----------------------


Billy M. Decker          Senior Vice President, Director and Secretary of            1988
(55)                     United and UCB;  Director of Carolina.

Guy W. Freeman           President, Chief Executive Officer and Director             1995
(63)                     of Carolina; Senior Vice President of United.
                         Mr. Freeman served as President, Chief
                         Executive Officer and Chairman of the Board of
                         White prior to the merger with United.

Christopher J. Bledsoe   Senior Vice President and Chief Financial                   1993
(35)                     Officer of United and UCB; Director of UFFC.

Roger L. Bishop          Senior Vice President and Chief Operations and              1998
(49)                     Information Officer of United  since August, 1998;
                         prior to joining United, he served as Senior Vice
                         President of Brintech, Inc. of New Smyrna Beach,
                         Florida, and was a Senior Consultant for Alex
                         Sheshunoff Management Services, Inc. of Austin, Texas.

L. Gene Sprayberry       Executive Vice President of UCB; Assistant                  1988
(53)                     Secretary of United.

Richard E. Martin, Jr.   President and Director of Towns; Vice President             1992
(50)                     of United.

Robert L. Cochran        Vice President and Treasurer of United and UCB;             1995
(34)                     prior to joining United, he was an Accounting
                         Manager for PNC Bank in Cincinnati, Ohio.

Eugene B. White          President and Director of  White; Vice President of         1995
(54)                     United.  Prior to joining United in March, 1995,
                         he served as Executive Vice President of First
                         National Bank of Habersham in Cornelia, Georgia.

J. Mark Smith            President and Chief Executive Officer of First              1996
(47)                     Clayton; Vice President of United.  Mr. Smith
                         served as President and Chief Executive Officer
                         of First Clayton prior to the merger with United.

Patrick J. Rusnak        Vice President and Controller of United since               1998
(35)                     September 1998; prior to joining United, he was
                         Senior Assistant Controller of Trans Financial,
                         Inc. in Bowling Green, Kentucky.

Andrew M. Williams III   President of UCB and Vice President of United since         1998
(45)                     November , 1998.  Prior to joining United, he served
                         as President and Chief Executive Officer of Eagle
                         Bancorp, Inc. in Statesboro, Georgia.


     None of the above officers is related to another and there are no arrangements or understandings between them and any other person pursuant to which any of them was elected as an officer, other than arrangements or understandings with directors or officers of United acting solely in their capacities as such.


ITEM 2.   PROPERTIES.

     The executive offices of United are located at 65 Highway 515, Blairsville, Georgia. United owns this property. The Banks conduct business from facilities primarily owned by the respective banks, all of which are in a good state of repair and appropriately designed for use as banking facilities. The Banks provide services or perform operational functions at 30 locations, of which 25 locations are owned and 5 are leased.
UFFC conducts operations at four locations, all of which are leased.  Note
5 to United's Consolidated Financial Statements includes additional information regarding amounts invested in premises and equipment.


ITEM 3.   LEGAL PROCEEDINGS.

     In the ordinary course of operations, United and the Banks are defendants in various legal proceedings. In the opinion of management, there is no pending or threatened proceeding in which an adverse decision could result in a material adverse change in the consolidated financial condition or results of operations of United.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted to a vote of the security holders of United during the fourth quarter of the fiscal year covered by this report.


ITEM 5.   MARKET FOR UNITED'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.

      STOCK.  There is no established public trading market for United's
Common Stock. At December 31, 1998, there were 2,874 shareholders of record.

     DIVIDENDS. United declared cash dividends of $.15 per common share in 1998 and $.10 per common share in 1997. Federal and state laws and regulations impose restrictions on the ability of United and the Banks to pay dividends. Additional information regarding this item is included in note 16 to the Consolidated Financial Statements and under the heading of "Supervision and Regulation" in Part I of this report.

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


ITEM 6.   SELECTED FINANCIAL DATA.

     Selected financial data for each of the five years ended December 31, 1998 appears under the caption "Selected Financial Data" on page A-2 of United's Annual Report to Shareholders which is included as the appendix to the Proxy Statement used in connection with the solicitation of proxies for United's Annual Meeting of Shareholders to be held on April 15, 1999, to be filed with the SEC (the "Proxy Statement") and is incorporated herein by reference.


                                   PART II

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

     Management's discussion and analysis of financial condition and results of operation appears under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operation" on pages A-1 through A-28 of United's Annual Report to Shareholders, which is included as the appendix to the Proxy Statement, is incorporated herein by reference.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK

     United's net interest income and the fair value of its financial instruments (interest earning assets and interest bearing liabilities) are influenced by changes in market interest rates. United actively manages its exposure to interest rate fluctuations through policies established by its Asset/Liability Management Committee (the "ALCO"). The ALCO meets regularly and is responsible for approving asset/liability management policies, developing and implementing strategies to improve balance sheet positioning and net interest income and assessing the interest rate sensitivity of the Banks.

     United utilizes an interest rate simulation model to monitor and evaluate the impact of changing interest rates on net interest income. The estimated impact on United's net interest income sensitivity over a one-year time horizon as of December 31, 1998 and 1997 is indicated in the tables below. The tables assume an immediate and sustained parallel shift in interest rates of 100 basis points and no change in the composition of United's balance sheet.




NET INTEREST INCOME SENSITIVITY
DECEMBER 31, 1998
(in thousands)

                                                                        Percentate Increase (Decrease) in
                                                                          Interest Income/Expense Given
                                           Principal/Notional            Immediate and Sustained Parallel
                                           Amounts of Earning                   Interest Rate Shifts
                                         Assets, Interest Bearing      ------------------------------------
                                          Liabilities and Caps at           Down 100              Up 100
                                            December 31, 1998             Basis Points         Basis Points
                                        ---------------------------     ----------------     ----------------
Assets repricing in:
  One year or less                         $    693,174
  Over one year                                 693,803
                                            -----------
    Total                                  $  1,386,977                       -4.87%                4.85%
                                            ===========

Liabilities repricing in:
  One year or less                         $    974,889
  Over one year                                 274,234
                                            -----------
    Total                                  $  1,249,123                       -7.14%                6.55%
                                            ===========

Derivative hedge instruments <F1>          $     20,000

Net interest income sensitivity                                               -2.71%                3.40%

<F1> Does not include swap contracts that expired on January 2, 1999

                                                                        Percentate Increase (Decrease) in
                                                                          Interest Income/Expense Given
                                           Principal/Notional            Immediate and Sustained Parallel
                                           Amounts of Earning                   Interest Rate Shifts
                                         Assets, Interest Bearing      ------------------------------------
                                          Liabilities and Caps at           Down 100              Up 100
                                            December 31, 1997             Basis Points         Basis Points
                                        ---------------------------     ----------------     ----------------

Assets repricing in:
  One year or less                         $    705,147
  Over one year                                 344,012
                                            -----------
    Total                                  $  1,049,159                       -4.79%                4.72%
                                            ===========

Liabilities repricing in:
  One year or less                         $    795,751
  Over one year                                 133,008
                                            -----------
    Total                                  $    928,759                       -7.36%                7.23%
                                            ===========

Derivative hedge instruments               $     35,000

Net interest income sensitivity                                               -1.51%                1.52%

     United's ALCO policy requires that a 100 basis point shift in interest rates not result in a decrease of net interest income of more than 5%.
The information presented in the tables above is based on the same assumptions set forth in United's ALCO policy.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Report of Independent Certified Public Accountants, the consolidated financial statements and notes to the consolidated financial statements appear on pages A-30 through A-55 of United's Annual Report to Shareholders, which is included as the appendix to the Proxy Statement, is incorporated herein by reference.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

     The information contained under the heading "Security Holdings of Certain Beneficial Owners and Management," in the Proxy Statement is incorporated herein by reference. For purposes of determining the aggregate market value of United's voting stock held by nonaffiliates, shares held by all directors and executive officers of United have been excluded. The exclusion of such shares is not intended to, and shall not, constitute a determination as to which persons or entities may be "Affiliates" of United as defined by the Commission.


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
          --------------------

     The following financial statements and notes thereto of United are incorporated herein by reference:

     Report of Independent Certified Public Accountants

     Consolidated Balance Sheets - December 31, 1998 and 1997

     Consolidated Statements of Income for the Years ended
     December 31, 1998, 1997 and 1996

     Consolidated Statements of Comprehensive Income for the Years ended December 31, 1998, 1997 and 1996.

     Consolidated Statements of Changes in Stockholders' Equity for the Years ended December 31, 1998, 1997 and 1996

     Consolidated Statements of Cash Flows for the Years ended
     December 31, 1998, 1997 and 1996

     Notes to Consolidated Financial Statements

     2.   Financial Statement Schedules.
          -----------------------------


     No financial statement schedules are required to be filed as part of this Report on Form 10-K.

     3.   Exhibits.
          --------

     The following exhibits are required to be filed with this Report on Form 10-K by Item 601 of Regulation S-K:

          EXHIBIT NO.   EXHIBIT
          -----------   -------

              2.1 Agreement and Plan of Reorganization between Adairsville Bancshares, Inc. and United Community Banks, Inc., dated as of January 21, 1999.

              3.1 Articles of Incorporation of United, as amended (included as Exhibit 3.1 to United's Registration Statement on Form S-4, File No. 33-93286, filed with the Commission on July 24, 1997 (the "1997 S-4") and incorporated herein by reference).

              3.2 Amended and Restated Bylaws of United, as amended (included as Exhibit 3.1 to United's Annual Report on Form 10-K, for the year ended December 31, 1997 (the "1997 10-K") previously filed with the Commission and incorporated herein by reference).

              4.1(a) Junior Subordinated Indenture of United with The Chase Manhattan Bank, as Trustee, relating to the Junior Subordinated Debentures (included as Exhibit 4.1 to United's Registration Statement on Form S-4, File No. 333-64911, filed with the Commission on September 30, 1998 (the "1998 S-4") and incorporated herein by reference).

              4.1(b) Form of Certificate of Junior Subordinated Debenture (included as Exhibit 4.2 to the 1998 S-4 previously filed with the Commission and incorporated herein by reference).

              4.1(c) Certificate of Trust of United Community Capital Trust (included as Exhibit 4.3 to the 1998 S-4 previously filed with the Commission and incorporated herein by reference).

              4.1(d) Amended and Restated Trust Agreement for United Community Capital Trust (included as Exhibit 4.4 to the 1998 S-4 previously filed with the Commission and incorporated herein by reference).

              4.1(e) Form of New Capital Security Certificate for United Community Capital Trust (included as Exhibit 4.5 to the 1998 S-4 previously filed with the Commission and incorporated herein by reference).

              4.1(f) Guarantee of United relating to the Capital Securities (included as Exhibit 4.6 to the 1998 S-4 previously filed with the Commission and incorporated herein by reference).

              4.1(g) Registration Rights Agreement (included as Exhibit 4.7 to the 1998 S-4 previously filed with the Commission and incorporated herein by reference).

              4.1(h) Form of Floating Rate Convertible Subordinated Payable In Kind Debenture due December 31, 2006 (included as
                        Exhibit 4.2 to United's Registration Statement on Form S-1, File No. 33-93278, filed with the Commission on June 8, 1995, and incorporated herein by reference).

              4.1(i) Form of Subscription Agreement (included as Exhibit A to United's Form S-1, File No. 333-20887, filed with the Commission on January 31, 1997 and incorporated by reference).

              4.2(a) See Exhibits 3.1 and 3.2 for provisions of Articles of Incorporation and By-Laws, as amended, which define the rights of the Shareholders.

              10.1      United's Key Employee Stock Option Plan (included as
                        Exhibit 10.3 to United's Annual Report on Form 10-K for the year ended December 31, 1994 (the "1994 10-K"), previously filed with the Commission and incorporated herein by reference).*

              10.2 Loan Agreement dated April 26, 1995 by and between The Bankers Bank and United, together with the related Promissory Note in the principal amount of $12,000,000 and Stock Pledge Agreement (included as Exhibit 10.17 to United's Registration Statement on Form S-1, File No. 33-93278, filed with the Commission on June 8, 1995 and incorporated herein by reference).

              10.3 Split-Dollar Agreement between United and Jimmy C. Tallent dated June 1, 1994 (included as Exhibit 10.11 to the 1994 10-K, previously filed with the Commission and incorporated herein by reference).*

              10.4 Agreement and Plan of Reorganization by and among White County Bancshares, Inc., White County Bank and United, dated as of April 11, 1995 (included as
                        Exhibit 2.1 to the 1997 S-4, previously filed with the Commission and incorporated herein by reference).

              10.5 Agreement and Plan of Merger by and between Registrant and White County Bancshares, Inc., dated as of April 11, 1995 (included as Exhibit 2.2 to the 1997 S-4, previously filed with the Commission and incorporated herein by reference).

              10.6 Agreement and Plan of Merger by and between White County Bank and White Interim Bank, dated as of June 12, 1995 (included as Exhibit 2.3 to the 1997 S-4, previously filed with the Commission and incorporated herein by reference).

              10.7 Purchase and Assumption Agreement by and between Carolina Bank and NationsBank, N.A. dated May 25, 1995 (included as Exhibit 10.16 to United's Registration Statement on Form S-1, File No. 33-93278, filed with the Commission on June 8, 1995 and incorporated herein by reference).

              10.8 Broker Dealer Agreement between the Registrant and The Carson Medlin Company dated January 28, 1997 (included as Exhibit 10.10 to United's Registration Statement on Form S-1, File No. 333-20887, previously filed with the Commission on January 31, 1997, and incorporated herein by reference)

              10.10 Amendment to Broker Dealer Agreement between the Registrant and The Carson Medlin Company dated March 3, 1997 (included as Exhibit 10.11 to United's

                        Registration Statement on Form S-1, File No. 333-20887, filed with the Commission on January 31, 1997, and incorporated herein by reference).

              10.11 Agreement and Plan of Merger, dated June 12, 1997, by and between United and First Clayton Bancshares, Inc. (included as Appendix A to United's Registration Statement on Form S-4, File No. 333-31997, filed with the Commission on July 24, 1997, and incorporated herein by reference).

              12.1 Computation of ratio of earnings to fixed charges (included as Exhibit 12.1 to the 1998 S-4 previously filed with the Commission and incorporated herein by reference).

              21.1      Subsidiaries of United

              23.1      Consent of Porter Keadle Moore, LLP

              24.1 Power of Attorney of certain officers and directors of United (included on Signature Page)

              27.1      Financial Data Schedule

              99.1 Notice of Annual Meeting and Proxy Statement of United, including the Annual Report to Shareholders attached as Appendix A.
________________________
* Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K pursuant to Item 14(c) of Form 10-K.

(b) United did not file any reports on Form 8-K during the fourth quarter of 1998.

                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, United has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Blairsville, State of Georgia, on the 17th of March, 1999.


                         UNITED COMMUNITY BANKS, INC.
                                   (Registrant)



                         By:  /s/ Jimmy C. Tallent
                              Jimmy C. Tallent
                              Title:  President



                      POWER OF ATTORNEY AND SIGNATURES


     Know all men by these presents, that each person whose signature appears below constitutes and appoints Jimmy C. Tallent and Robert L. Head, or either of them, as attorney-in-fact, with each having the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of United in the capacities set forth and on the 17th of March, 1999.

          SIGNATURE                     TITLE
          ---------                     -----

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

/s/ Thomas C. Gilliland
Thomas C. Gilliland                Director

/s/ Charles Hill
Charles Hill                       Director

/s/ Hoyt O. Holloway
Hoyt O. Holloway                   Director

/s/ P. Deral Horne
P. Deral Horne                     Director

____________________________
John R. Martin                     Director

/s/ Clarence William Mason, Sr.
Clarence William Mason, Sr.        Director

/s/ Zell B. Miller
Zell B. Miller                     Director

____________________________
W. C. Nelson, Jr.                  Director

/s/ Charles E. Parks
Charles E. Parks                   Director

/s/ Christopher J. Bledsoe
Christopher J. Bledsoe             Chief Financial Officer
                                   (PRINCIPAL FINANCIAL OFFICER)

/s/ Patrick J. Rusnak
Patrick J. Rusnak                  Controller
                                   (PRINCIPAL ACCOUNTING OFFICER)

                                EXHIBIT INDEX


Exhibit No.         Description
-----------         -----------

   2.1         Agreement and Plan of Reorganization between
               Adairsville Bancshares, Inc. and United Community
               Banks, Inc., dated as of January 21, 1999.

   21          Subsidiaries of United.

   23          Consent of Porter Keadle Moore, LLP.

   27          Financial Data Schedule (for SEC use only)

   99 Notice of Annual Meeting and Proxy Statement of United, including the Annual Report to Shareholders as Appendix A.