Form 10-Q
period 1999-03-31
UNITED COMMUNITY BANKS INC
filed 1999-05-12
CIK 857855

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549

                              FORM 10-Q

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Quarterly Period Ended March 31, 1999

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

                            YES /XX/  NO /  /

       Common stock, par value $1 per share: 7,395,605 shares
                  outstanding as of May 11, 1999

                                                       INDEX

PART I Financial Information

  Item 1. Financial Statements

     Consolidated Balance Sheets (unaudited) at March 31, 1999
         and December 31, 1998

     Consolidated Statements of Income (unaudited) for the
         Three Months Ended March 31, 1999 and 1998

     Consolidated Statements of Cash Flows (unaudited) for the
         Three Months Ended March 31, 1999 and 1998

     Consolidated Statements of Comprehensive Income (unaudited) for the Three Months Ended March 31, 1999 and 1998

     Notes to Consolidated Financial Statements

  Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations

PART II Other Information

     Item 1. Legal Proceedings
     Item 2. Changes in Securities
     Item 3. Defaults Upon Senior Securities
     Item 4. Submission of Matters to a Vote of Security Holders
     Item 5. Other Information
     Item 6. Exhibits and Reports on Form 8-K

PART I Financial Information
  Item 1. Financial Statements

                                         UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
                                                    Consolidated Balance Sheets
                                                             (unaudited)
                                                                                    March 31,               December 31,
(in thousands)                                                                        1999                      1998
-------------------------------------------------------------------------------------------------------------------------
                                            ASSETS
  Cash and due from banks                                                    $          65,416                 48,510
  Federal funds sold                                                                     8,455                  7,190
                                                                             -----------------         --------------
     Cash and cash equivalents                                                          73,871                 55,700
                                                                             -----------------         --------------
  Securities held to maturity (estimated fair value of
      $59,106 at December 31, 1998)                                                        -                   57,393
  Securities available for sale                                                        454,024                314,394
  Mortgage loans held for sale                                                           5,480                  8,129
  Loans, net of unearned income                                                      1,075,811                999,871
     Less: Allowance for loan losses                                                   (14,588)               (11,929)
                                                                             -----------------         --------------
        Loans, net                                                                   1,061,223                987,942
                                                                             -----------------         --------------
  Premises and equipment, net                                                           42,219                 38,538
  Accrued interest receivable                                                           14,108                 13,332
  Other assets                                                                          27,444                 23,171
                                                                             -----------------         --------------
        Total assets                                                         $       1,678,369              1,498,599
                                                                             =================         ==============
                            LIABILITIES AND STOCKHOLDERS' EQUITY

  Deposits:
       Demand                                                                $         159,103                143,152
       Interest bearing demand                                                         302,231                270,532
       Savings                                                                          66,728                 59,340
       Time                                                                            716,856                690,100
                                                                             -----------------         --------------
         Total deposits                                                              1,244,918              1,163,124
                                                                             -----------------         --------------
  Accrued expenses and other liabilities                                                10,495                 19,574
  Federal funds purchased and repurchase agreements                                     77,809                 26,520
  Federal Home Loan Bank advances                                                      218,623                176,854
  Long-term debt and other borrowings                                                   12,237                  1,277
  Convertible subordinated debentures                                                    3,500                  3,500
  Guaranteed preferred beneficial interests in
      company's junior subordinated debentures (Trust Preferred Securities)             21,000                 21,000
                                                                             -----------------         --------------
         Total liabilities                                                           1,588,582              1,411,849
                                                                             -----------------         --------------
   Stockholders' equity:
      Preferred Stock                                                                       -                      -
      Common stock, $1 par value; 10,000,000 shares authorized;
        7,393,605 shares issued and outstanding                                          7,394                  7,394
      Capital surplus                                                                   24,808                 24,808
      Retained earnings                                                                 55,964                 53,240
      Accumulated other comprehensive income                                             1,621                  1,308
                                                                             -----------------         --------------
          Total stockholders' equity                                                    89,787                 86,750
                                                                             -----------------         --------------
          Total liabilities and stockholders' equity                         $       1,678,369              1,498,599
                                                                             =================         ==============

See notes to consolidated financial statements.

                        UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
                              Consolidated Statements of Income
                                          (unaudited)

                                       For the Three Months
                                         Ended March 31,
(in thousands except, except per share data)                       1999         1998
-------------------------------------------------------------------------------------
Interest income:
  Interest and fees on loans                                     $ 24,920      21,462
  Interest on federal funds sold                                      139         337
  Interest on investment securities:
     Taxable                                                        4,964       2,497
     Tax exempt                                                       889         718
                                                                 --------    --------
         Total interest income                                     30,912      25,014
                                                                 --------    --------
Interest expense:
  Interest on deposits:
      Demand                                                        2,634       2,096
      Savings                                                         431         329
      Time                                                          9,825       9,624
Notes payable, subordinated debentures, federal
  funds purchased and FHLB advances                                 3,226       1,079
Interest on guaranteed preferred beneficial interests in
  company's junior subordinated debentures                            430         -
                                                                 --------    --------
         Total interest expense                                    16,546      13,128
                                                                 --------    --------
         Net interest income                                       14,366      11,886
Provision for loan losses                                             890         498
                                                                 --------    --------
         Net interest income after provision for loan losses       13,476      11,388
                                                                 --------    --------
Noninterest income:
  Service charges and fees                                          1,074         912
  Securities gains, net                                                 2         103
  Mortgage loan and related fees                                      448         436
  Other non-interest income                                           803         403
                                                                 --------    --------
         Total noninterest income                                   2,327       1,854
                                                                 --------    --------
Noninterest expense:
  Salaries and employee benefits                                    6,272       5,260
  Occupancy                                                         1,953       1,418
  Other noninterest expense                                         2,971       2,534
                                                                 --------    --------
         Total noninterest expense                                 11,196       9,212
                                                                 --------    --------

  Income before income taxes                                        4,607       4,030
Income taxes                                                        1,514       1,371
                                                                 --------    --------
         Net Income                                              $  3,093       2,659
                                                                 ========    ========
   Basic earnings per share                                      $   0.42        0.36
   Diluted earnings per share                                    $   0.41        0.36

   Average shares outstanding                                       7,394       7,385
   Diluted average shares outstanding                               7,644       7,596

See notes to consolidated financial statements.

                                UNITED COMMUNITY BANKS, INC. & SUBSIDIARIES
                                   Consolidated Statements of Cash Flows
                                                (unaudited)

                                                                         For the Three Months Ended
                                                                                  March 31,
                                                                             1999           1998
                                                                         -----------     ----------
                                                                                 (In Thousands)
Cash flows from operating activities:
  Net income                                                             $     3,093          2,659
  Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
      Depreciation, amortization and accretion                                 1,123            601
      Provision for loan losses                                                  890            498
      (Gain) on sale of investment securities                                     (2)          (103)
      Change in assets and liabilities, net of purchase acquisitions:
          Interest receivable                                                   (490)          (433)
          Other assets                                                        (3,146)         1,379
          Accrued expenses and other liabilities                               3,331           (648)
  Change in mortgage loans held for sale                                       2,649         (2,752)
                                                                         -----------    -----------
              Net cash provided by operating activities                       (7,579)         1,201
                                                                         -----------    -----------
Cash flows from investing activities, net of purchase acquisitions:
    Proceeds from maturities and calls of securities held to maturity             -           4,478
    Purchases of securities held to maturity                                      -          (7,366)
    Proceeds from sales of securities available for sale                          38          5,728
    Proceeds from maturities and calls of securities available for sale       23,659          8,020
    Purchases of securities available for sale                              (103,047)       (19,702)
    Net increase in loans                                                    (60,722)       (21,983)
    Net cash inflow (outflow) for branch and bank acquisitions                (2,248)        20,282
    Proceeds from sale of other real estate                                       20            109
    Purchase of bank premises and equipment                                   (1,051)        (2,650)
                                                                         -----------    -----------
              Net cash used in investing activities                         (143,351)       (13,084)
                                                                         -----------    -----------
Cash flows from financing activities, net of purchase acquisitions:
    Net increase in demand and savings deposits                               38,335         32,141
    Net increase in time deposits                                             11,867          2,125
    Net change in federal funds purchased and repurchase agreements           51,289        (27,731)
    Net increase in FHLB advances                                             41,769          6,702
    Net change in long-term debt and other borrowings                         10,960           (301)
    Dividends paid                                                              (277)          (185)
                                                                         -----------    -----------
              Net cash provided by financing activities                      153,943         12,751
                                                                         -----------    -----------

Net change in cash and cash equivalents                                       18,171            868
Cash and cash equivalents at beginning of period                              55,700         68,834
                                                                         -----------    -----------
Cash and cash equivalents at end of period                               $    73,871         69,702
                                                                         ===========    ===========

 Supplemental disclosures of cash flow information:

    Cash paid during the period for:
       Interest                                                          $    16,376         13,211
       Income Taxes                                                      $       355          1,200

                                       UNITED COMMUNITY BANKS, INC. & SUBSIDIARIES
                                      Consolidated Statements of Comprehensive Income
                                                        (unaudited)
                                                       (in thousands)


                                                                        For the Three Months Ended March
                                                                        --------------------------------
                                                                           1999                  1998
                                                                        ----------             --------
  NET INCOME                                                            $    3,093                2,659

  OTHER COMPREHENSIVE INCOME, BEFORE TAX:
      Unrealized holding gains (losses) on investment securities               160                  184
       Unrealized gains (losses) on cash-flow hedge derivatives                327                  -
      Less reclassification adjustment for gains (losses) on
          securities available for sale                                          2                  103
                                                                        ----------             --------
      Total other comprehensive income, before tax                             485                   81
                                                                        ----------             --------

  INCOME TAX EXPENSE (BENEFIT) RELATED TO OTHER
      COMPREHENSIVE INCOME
      Unrealized holding gains (losses) on investment securities                61                   70
      Unrealized gains (losses) on cash-flow hedge derivatives                 111                  -
      Less reclassification adjustment for gains (losses) on
          securities available for sale                                        -                     39
                                                                        ----------             --------
      Total income tax expense (benefit) related to other
         comprehensive income                                                  172                   31
                                                                        ----------             --------
      Total other comprehensive income, net of tax                             313                   50
                                                                        ----------             --------
          Total comprehensive income                                    $    3,406                2,709
                                                                        ==========             ========

 See notes to consolidated financial statements.

                 UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -  SIGNIFICANT ACCOUNTING POLICIES

The accounting and financial reporting policies of United Community Banks, Inc. ("United") and its subsidiaries conform to generally accepted accounting principles and general banking industry practices. The following consolidated financial statements have not been audited and all material intercompany balances and transactions have
been eliminated.    A more detailed description of United's accounting
policies is included in the 1998 annual report filed on Form 10-K.

In management's opinion, all accounting adjustments necessary to accurately reflect the financial position and results of operations on
the accompanying financial statements have been made.    These
adjustments are considered normal and recurring accruals considered necessary for a fair and accurate presentation. In addition, certain
1998 amounts have been reclassified to conform with the 1999 presentation format. The results for interim periods are not necessarily indicative of results for the full year or any other interim periods.


NOTE 2 - ACQUISITIONS

On January 21, 1999, United entered into a definitive agreement to acquire the stock of Adairsville Bancshares, Inc. ("Adairsville") in
Bartow County, Georgia, for cash consideration.   This acquisition was
closed during March, 1999, and the assets, liabilities and equity of Adairsville are reflected in the consolidated balance sheet of United
as of March 31, 1999.   The results of operations for Adairsville are
not included in the United's consolidated statements of income for the three months ended March 31, 1999 or 1998.

As of March 31, 1999, Adairsville had $35.6 million of total assets, $31.7 million of total liabilities and $3.9 million of total equity. The assets included $13.4 million of securities available for sale and
$14.1 million of loans, net of allowance for loan losses.   Total
liabilities included $31.6 million of deposits, of which $4.5 million were non-interest bearing demand deposits and $27.1 million were interest bearing deposits.

United recorded a goodwill asset in conjunction with this acquisition of $3.2 million that will be recognized through charges to expense over a term of 15 years beginning in April, 1999.


NOTE 3 -  RECENTLY ISSUED ACCOUNTING STANDARDS

In 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for hedging activities and for derivative instruments including derivative instruments embedded in other contracts. It requires the fair value recognition of derivatives as assets or liabilities in the financial statements. The accounting for the changes in the fair value of a derivative depends on the intended use of the derivative instrument at inception. Instruments used as fair value hedges account for the change in fair value in the income of the period simultaneous with accounting for the fair value change of the item being hedged. Cash flow hedges account for the change in fair value of the effective portion in comprehensive income rather than income, and foreign currency hedges are accounted for in comprehensive income as part of the translation adjustment. Derivative instruments that are not intended as a hedge account for the change in fair value in the income of the period of the change. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999, but initial application of the statement must be made as of the beginning
of the quarter.   At March 31, 1999, United's derivative financial
instruments had a positive fair market value of $327 thousand.   This
market valuation was recorded, net of tax, as a component of other comprehensive income on the balance sheet in the amount of $216 thousand.

At the date of initial application, an entity may transfer any held to maturity security into the available for sale or trading categories without calling into question the entity's intent to hold other securities to maturity in the future. United adopted SFAS No. 133 as of January 1, 1999, and transferred all held to maturity securities to available for sale which increased stockholders' equity by $1.1 million for the net of tax effect for the unrealized gains.


Note 4  -  Earnings Per Share

(unaudited)

                                                                       For the Three Months
                                                                           Ended March 31,
(In thousands, except per share data)                                   1999            1998
---------------------------------------------------------------------------------------------
Basic earnings per share:
  Weighted average shares outstanding                                  7,394           7,385
  Net income                                                           3,093           2,659
  Basic earnings per share                                              0.42            0.36

Diluted earnings per share:
  Weighted average shares outstanding                                  7,394           7,385
  Net effect of the assumed exercise of
     stock options based on the treasury
     stock method using average market
     price for the period                                                110              71

  Effect of conversion of subordinated debt                              140             140
                                                                     -----------------------
  Total weighted average shares and common
     stock equivalents outstanding                                     7,644           7,596

  Net income, as reported                                              3,093           2,659
  Income effect of conversion of subordinated
    debt, net of tax                                                      43              47
                                                                     -----------------------
  Net income, adjusted for effect of conversion
    of subordinated debt, net of tax                                   3,136           2,706

  Diluted earnings per share                                            0.41            0.36

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     This discussion contains forward-looking statements under the Private Securities Litigation Reform Act of 1995 that involve risks
and uncertainties.    Although United believes that the assumptions
underlying the forward-looking statements contained in the discussion are reasonable, any of the assumptions could be inaccurate, and therefore, no assurance can be made that any of the forward-looking
statements included in this discussion will be accurate.   Factors
that could cause actual results to differ from results discussed in forward-looking statements include, but are not limited to: economic conditions (both generally and in the markets where United operates); competition from other providers of financial services offered by United; government regulation and legislation; changes in interest rates; material unforeseen changes in the financial stability and liquidity of United's credit customers; material unforeseen complications related to the Year 2000 issues for United, its suppliers, customers and governmental agencies; and other risks detailed in United's filings with the Securities and Exchange Commission, all of which are difficult to predict and which may be
beyond the control of United.   United undertakes no obligation to
revise forward-looking statements to reflect events or changes after the date of this discussion or to reflect the occurrence of unanticipated events.

OVERVIEW

       United Community Banks, Inc. ("United") is a bank holding company registered under the Bank Holding Company Act of 1956.
United has seven commercial bank subsidiaries that operate primarily
in North Georgia and Western North Carolina (the "Banks").    As of
March 31, 1999 United had 29 bank branches in operation.     Total
assets at March 31, 1999 were $1.68 billion, compared with $1.50
billion at December 31, 1998.   The increase in total assets of
approximately $180 million represents an annualized growth rate of 49% and includes $35.6 million of assets related to the acquisition of Adairsville Bancshares ("Adairsville") described in the Recent
Developments section below.   Excluding the Adairsville acquisition,
the annualized asset growth rate for the first quarter of 1999 was 39%.

RECENT DEVELOPMENTS

      On January 21, 1999, United entered into a definitive agreement to acquire the stock of Adairsville Bancshares, Inc. in Bartow County,
Georgia.   This acquisition was closed on March 15, 1999 and was
accounted for as a purchase transaction.   As of March 31, 1999
Adairsville had $35.6 million of total assets and $3.9 million of
total equity.   United recorded a goodwill asset in conjunction with
this acquisition of $3.2 million that will be recognized through charges to expense over a term of 15 years.

INCOME SUMMARY

     For the three months ended March 31,1999, United reported net income of $3.1 million, or $.41 per diluted share, compared to $2.7 million, or $.36 per diluted share, for the same period in 1998. The first quarter results for 1999 provided an annualized return on assets and equity of .80% and 14.18%, respectively, compared to .93% and 14.18%, respectively, for the same period in 1998.

      Net income for the three months ended March 31, 1999 increased 16.3% compared to the same period in 1998. The following table summarizes the components of income and expense for the first quarter of 1999 and 1998 and the changes in those components for the periods presented.

TABLE 1 - CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                 For the Three Months Ended March 31
                               (Unaudited)

                              In thousands

                                                           Change
                                   1999      1998     Amount    Percent
                              -----------------------------------------
Interest income               $   30,912    25,014     5,898     23.6%

Interest expense                  16,546    13,128     3,418     26.0%
                              ------------------------------
Net interest income               14,366    11,886     2,480     20.9%

Provision for loan losses            890       498       392     78.7%
                              ------------------------------
Net interest income after
   provision for loan losses      13,476    11,388     2,088     18.3%
Non-interest income                2,327     1,854       473     25.5%
Non-interest expense              11,196     9,212     1,984     21.5%
                              ------------------------------
Income before taxes                4,607     4,030       577     14.3%
Income tax expense                 1,514     1,371       143     10.4%
                              ------------------------------
Net income                    $    3,093     2,659       434     16.3%
                              ==============================

NET INTEREST INCOME

      Net interest income is the largest source of United's operating income. Net interest income on a tax-equivalent basis was $14.8 million for the three months ended March 31, 1999, compared with $12.3
 million for the same period in 1998, an increase of 21%.   The
increase in net interest income is primarily attributable to increases in outstanding average securities of $191 million, or 88%, and average outstanding loans of $194 million, or 23%, for the three months ended March 31, 1999 as compared to the prior year.

     The increase in average outstanding securities is primarily the result of United's leverage program that was initiated during the
fourth quarter of 1998.    The leverage program was designed to make
optimal utilization of United's capital by using borrowed funds to
purchase additional securities.   The leverage borrowings are
principally advances from the Federal Home Loan Bank (FHLB) that are
secured by mortgage loans and other investment securities.   The
securities purchased under the leverage program are primarily mortgage-backed pass-through and other mortgage backed securities,
including collateralized mortgage obligations.    At March 31, 1999
United had approximately $148 million of earning assets and corresponding borrowings in the leverage program.

          For the three months ended March 31, 1999, the net interest margin (net interest income as a percentage of average interest earning assets) on a tax-equivalent basis was 4.14%, 45 basis points less that the net interest margin for the comparable prior year
period.   This compression of the margin is primarily due to continued
competitive pressure on loan pricing and the leverage program described above.

     The following table shows the relative impact of changes in average balances of interest earning assets and interest bearing liabilities, and interest rates earned (on a fully-tax equivalent basis) and paid by United on those assets and liabilities, for the three month periods ended March 31, 1999 and 1998.

TABLE 2 - AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST ANALYSIS

                                                         For the Three Months Ended March 31
                                                                        Unaudited
                                                              Fully tax-equivalent basis
                                                                      (in thousands)
                                                           1999                                   1998
                                      --------------------------------------  ----------------------------------------
                                          Average        Interest     Avg.       Average        Interest       Avg.
                                          Balance          <F1>       Rate       Balance          <F1>         Rate
                                       -------------------------------------  ----------------------------------------
 Assets:
 Interest-earning assets:
   Loans, net of unearned income <F2>  $ 1,034,809        24,945      9.78%       840,712         21,486       10.36%
   Taxable investments                     334,218         4,964      6.02%       159,619          2,497        6.34%
   Tax-exempt investments                   74,712         1,334      7.24%        58,526          1,077        7.46%
   Federal funds sold
     and other interest income               9,606           139      5.87%        24,730            337        5.53%
                                       -------------------------               -------------------------
 Total interest-earning assets /
   interest income                       1,453,345        31,382      8.76%     1,083,587         25,397        9.51%
                                       -------------------------               -------------------------
 Non-interest-earning assets:
   Allowance for loan losses               (12,326)                               (10,479)
   Cash and due from banks                  44,152                                 35,801
   Premises and equipment                   39,549                                 30,662
   Other assets                             35,929                                 31,359
                                       -----------                            -----------
 Total assets                          $ 1,560,649                              1,170,930
                                       ===========                            ===========
 Liabilities and Stockholders'
 Interest-bearing liabilities:
   Interest-bearing deposits:
     Transaction accounts              $   280,557         2,634      3.81%        209,338         2,096        4.06%
     Savings deposits                       61,354           431      2.85%         48,513           329        2.75%
     Certificates of deposit               706,118         9,825      5.64%        648,883         9,624        6.02%
                                       -------------------------               -------------------------
     Total interest-bearing deposits     1,048,029        12,890      4.99%        906,734        12,049        5.39%
                                       -------------------------               -------------------------
 Federal Home Loan Bank advances           199,616         2,533      5.15%        42,742            626        5.94%
 Federal funds purchased and
    repurchase agreements                   47,522           561      4.79%         7,819            128        6.64%
 Long-term debt and other borrowings<F3>    27,283           562      8.38%        15,915            325        8.28%
                                       -------------------------               -------------------------
   Total borrowed funds                    274,421         3,656      5.41%        66,476          1,079        6.58%
                                       -------------------------               -------------------------
 Total interest-bearing liabilities
   interest expense                      1,322,450        16,546      5.07%       973,210         13,128        5.47%
 Non-interest-bearing liabilities:
   Non-interest-bearing deposits           145,149                                113,740
   Other liabilities                         4,585                                  7,600
                                       -----------                            -----------
   Total liabilities                     1,472,184                              1,094,550
                                       -----------                            -----------
 Stockholders' equity                       88,465                                 76,380
                                       -----------                            -----------
 Total liabilities
   and stockholders' equity            $ 1,560,649                              1,170,930
                                       ===========                            ===========
 Net interest-rate spread                                             3.69%                                     4.04%
 Impact of non-interest bearing
   sources and other changes in
   balance sheet composition                                          0.45%                                     0.55%
                                                                    ------                                    ------
 Net interest income /
   margin on interest-earning assets                      14,836      4.14%                       12,269        4.59%
                                                     =====================                    ======================

<F1>  Interest income on tax-exempt securities and loans has been increased by 50% to reflect comparable interest on taxable securities.
<F2>  For computational purposes, includes non-accrual loans and mortgage loans held for sale.
<F3> Includes Trust Preferred Securities.
<F4> Tax equivalent net interest income as a percentage of average earning assets.

The following table shows the relative impact on net interest income of changes in the average outstanding balances (volume) of earning assets and interest bearing liabilities and the rates earned and paid
by United on such assets and liabilities.   Variances resulting from a
combination of changes in rate and volume are allocated in proportion to the absolute dollar amounts of the change in each category.

TABLE 3 - CHANGE IN INTEREST INCOME AND EXPENSE ON A TAX EQUIVALENT BASIS
          UNAUDITED

 Unaudited
 (in thousands)

                                                     1999 Compared to 1998
                                                      Increase (decrease)
                                                 in interest income and expense
                                                       due to changes in:
                                              Volume           Rate          Total
                                           ----------        -------       --------
Interest-earning assets:
 Loans                                     $    4,735         (1,275)         3,460
 Taxable investments                            2,599           (132)         2,467
 Tax-exempt investments                           290            (33)           257
 Federal funds sold
   and other interest income                     (218)            20           (198)
                                           ----------        -------       --------
 Total interest-earning assets                  7,406         (1,420)         5,986

 Interest-bearing liabilities:
 Transaction accounts                             676           (138)           538
 Savings deposits                                  90             12            102
 Certificates of deposit                          818           (619)           199
                                           ----------        -------       --------
   Total interest-bearing deposits              1,584           (745)           839

 FHLB advances                                  2,001            (94)         1,907
 Federal funds purchased and
    repurchase agreements                         478            (45)           433
 Long-term debt and other borrowings              235              4            239
                                           ----------        -------       --------
   Total borrowed funds                         2,714           (135)         2,579
                                           ----------        -------       --------
 Total interest-bearing liabilities             4,298           (880)         3,418
                                           ----------        -------       --------
 Increase (decrease)
   in net interest income                  $    3,108           (540)         2,568
                                           ==========        =======       ========
/TABLE

PROVISION FOR LOAN LOSS

       The provision for loan losses was $890 thousand, or 0.35% of average loans on an annualized basis, for the three months ended March 31, 1999, compared with $498 thousand, or 0.24% of average loans, for the same period in 1998.  Net loan charge-offs for the three months ended March 31, 1999 were $53 thousand, or 0.021% of average loans on an annualized basis, compared to $48 thousand, or .023% of average
loans on an annualized basis, for the same period in 1998.     The
provision for loan losses and allowance for loan losses reflect management's consideration of the various risks in the loan portfolio. Additional discussion of loan quality and the allowance for loan losses in provided in the ASSET QUALITY discussion section of this report.

NON-INTEREST INCOME

      Non-interest income for the three months ended March 31, 1999 was $2.3 million, an increase of $473 thousand, or 26%, over the
comparable 1998 period.     Excluding net gains on the sale of
securities, non-interest income for the three months ended March 31, 1999 increased by $574 thousand, or 33%, compared to the same period in 1998.

     Service charges on deposit accounts totaled $1.07 million for the first three months of 1999, an increase of $162 thousand, or 18%,
compared to the same period in 1998.   This increase is primarily
attributed to an increase in the number and volume of transaction
deposit accounts.    Mortgage banking revenue for the first three
months of 1999 totaled $448 thousand, compared to $436 thousand for the same period in 1998.

     Excluding the recognition of an additional $83 thousand of mortgage servicing rights amortization during the first quarter of 1999, mortgage banking revenue increased by $95 thousand compared to the first quarter of 1998. The increased amortization of mortgage servicing rights was necessary because of a continued high level of prepayments within the serviced loan portfolio.

     Other non-interest income totaled $803 thousand for the three months ended March 31,1999, an increase of $400 thousand, or 99%,
compared to the same period in 1998.     Excluding a gain on the sale
of loans of $45 thousand, other non-interest income increased by 89% for the first three months of 1999. The increase in other non-interest income exclusive of the gain on the sale of loans is
attributed to increases in several areas.   Trust and brokerage
revenue increased by $68 thousand, or 93%, compared with the first
quarter of 1998.   This increase is attributed to the increase in
trust assets under management resulting from management's strategic
focus on trust business opportunities.   Credit insurance revenue for
the first quarter of 1999 totaled $217 thousand, an increase of 161%
compared to the same period in 1998.   This improvement is primarily
attributed to continued loan growth at United's consumer finance company subsidiary, United Family Finance Company, which opened its
fourth branch office in December, 1998.    ATM related revenues
increased by $48 thousand, or 84%, compared to the first quarter of 1998, primarily as the result of increases in the number of off-site ATMs deployed and the surcharge for foreign withdrawal transactions. The improvement in non-interest income also reflects earnings of approximately $96 thousand on life insurance contracts purchased by United in December 1998.

NON-INTEREST EXPENSE

       For the three months ended March 31, 1999, non-interest expense totaled $11.2 million, an increase of $2.0 million, or 22%, from the same period in 1998. The efficiency ratio, which is a measure of operating expenses as a percentage of operating revenues excluding one-time gains, was 67.3% for the three months ended March 31,1999, compared to 67.6% for the same period in 1998.

      The increase in non-interest expense is primarily attributed to United's recent internal growth, which included the opening or acquisition of four new branch offices, the addition of several new senior management positions and the purchase of new computer equipment that is utilized throughout the entire company since March 31, 1998. Comparing the three month period ended March 31, 1999 with the same period in 1998, compensation and benefit expense increased $1.0 million, or 19%; total occupancy expense (which includes equipment expense) increased $535 thousand, or 38%; and, total other operating expense increased $437 thousand, or 17%.

INCOME TAXES

     Income tax expense increased by $143 thousand, or 10.4%, during the first three months of 1999 as compared to the same period in 1998. The effective tax rate for the three months ended March 31, 1999
was 32.9 %, compared to 34.0 % for comparable 1998 period.   The
decrease in the effective tax rate is primarily attributed to an increase in the relationship of tax-exempt interest income to total pre-tax income for the first three months of 1999 as compared to the same period in 1998.


SECURITIES

     Average securities for the first quarter of 1999 were $408.9 million, an increase of $190.8 million, or 88%, over the comparable
1998 period.   This significant increase is primarily attributed to
United's leverage program that was initiated during the fourth quarter of 1998 and designed to make optimal utilization of United's assets
and capital.   This program provides for using borrowed funds
(principally FHLB advances) secured by mortgage loans and securities to purchase additional securities. The securities purchased in conjunction with the leverage program are primarily mortgage-backed securities, including collateralized mortgage obligations. The leverage program generates additional income for United by virtue of the positive spread between the leverage assets and associated borrowings. As of March 31, 1999, United had $148 million of securities and related borrowings as a result of the leverage program,
compared with $75 million at year-end 1998.   Management expects the
leverage program to represent between 10% and 15% of total consolidated assets during the remainder of 1999.

     Effective January 1, 1999, United adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 provides the adopting entity the option of transferring any securities classified as held to maturity into the available for sale or trading classifications (without calling into question the entity's intent to hold the securities to maturity in the future) as of the date of
initial application.   United transferred all held to maturity
securities to available for sale on January 1, 1999, which increased stockholders' equity by $1.1 million for the net of tax effect for the unrealized gains.

LOANS

      United experienced annualized loan growth of 31% for the three
month period ended March 31, 1999.    Outstanding loans, net of
unearned income, totaled $1.08 billion at March 31, 1999, compared to
$1.00 billion at December 31, 1998.    The loan growth experienced
during the first three months of 1999 is attributed to continued
robust economic conditions in United's market areas and corresponding strong demand for residential construction, residential mortgage,
consumer and commercial loans.   Average loans for the three months
ended March 31, 1999 were $1.03 billion compared to $836 million for
the comparable 1998 period, representing an increase of 23%.    The
average tax-equivalent yield on loans for the three months ended March 31, 1999 was 9.78%, compared to 10.36% for the same period in 1998.
This decline is primarily attributed a general decrease in market interest rates during the fourth quarter of 1998, which included a reduction in the prime rate from 8.50% to 7.75%, in addition to continued competitive pricing pressures.


ASSET QUALITY

          Non-performing assets, which includes non-accrual loans, loans past-due 90 days or more and still accruing interest and other real estate owned totaled $2.5 million at March 31, 1999, compared to
$1.4 million at December 31, 1998.    Excluding assets acquired from
Adairsville, total non-performing assets at March 31, 1999 were $1.4 million. Non-performing loans at March 31, 1999 consist primarily of loans secured by real estate that are generally well secured and in
the process of collection.   Other real estate owned at March 31, 1999
totaled $775 thousand, compared to $376 thousand at December 31, 1998, and included ten properties.

       Management classifies loans as non-accrual when principal or interest is 90 days or more past due and the loan is not sufficiently
collateralized and in the process of collection.    Once a loan is
classified as non-accrual, it cannot be reclassified as an accruing loan until all principal and interest payments are brought current and the prospects for future payments in accordance with the loan
agreement appear relatively certain.     Foreclosed properties held as
other real estate owned are recorded at the lower of United's recorded investment in the loan or market value of the property less expected selling costs.

     The following table presents information about United's non-performing assets, including asset quality ratios.

TABLE 4 - NON-PERFORMING ASSETS
 (in thousands)

                                                           March 31,      December 31,     March 31,
                                                              1999            1998            1998
                                                         -------------------------------------------
 Non-accrual loans                                      $     1,316            518           1,351
 Loans past due 90 days or more and
     still accruing                                             413            464             502
                                                        ------------------------------------------
     Total non-performing loans                               1,729            982           1,853
 Other real estate owned                                        775            376             917
                                                        ------------------------------------------
      Total non-performing assets                       $     2,504          1,358           2,770
                                                        ==========================================
 Total non-performing loans as a percentage
      of total loans                                           0.16%          0.10%           0.22%
 Total non-performing assets as a percentage
      of total assets                                          0.15%          0.09%           0.23%

        As of March 31, 1999 United had $4.9 million of outstanding loans that were not included in the past-due or non-accrual categories, but for which management had knowledge that the borrowers
were having financial difficulties.   Although these difficulties are
serious enough for management to be uncertain of the borrowers' ability to comply with the original repayment terms of the loans, no losses are anticipated at this time in connection with them based on current market conditions, cash flow generation and collateral values. These loans are subject to routine management review and are considered in determining the adequacy of the allowance for loan losses.

       The allowance for loan losses ("ALL") at March 31, 1999 totaled $14.6 million, an increase of $2.7 million, or 22%, from
December 31, 1998.   The ALL acquired from Adairsville represented
$1.8 million of the total $2.7 million increase. Although the level of non-performing loans within the Adairsville portfolio was considerably higher than United (as a percentage of total loans), a thorough due diligence review of the portfolio was conducted by United prior to closing. Management believes that the ALL recorded on the balance sheet of Adairsville as of the date of acquisition is sufficient.

     The ratio of ALL to total loans at March 31, 1999 of 1.36%,
compared to 1.19% at December 31, 1998.   Of the total 17 basis point
increase, 16 basis points are the result of acquiring the $1.8 million
of ALL of Adairsville discussed above.   At March 31, 1999 and
December 31, 1998 the ratio of ALL to total non-performing loans was 844% and 1215%, respectively.

     The following table provides an analysis of the changes in the ALL for the three month periods ended March 31, 1999 and 1998.

TABLE 5 - SUMMARY OF LOAN LOSS EXPERIENCE
(in thousands)
                                                             Three Months
                                                                Ended
                                                               March 31,
                                                   ---------------------------
                                                         1999           1998
                                                   ---------------------------
Balance beginning of period                        $     11,929         10,352
Provision for loan losses                                   890            498
Balance acquired from subsidiary at acquisition            1,822          -
Loans charged-off                                          (129)          (103)
Charge-off recoveries                                        76             55
                                                   ---------------------------
Net charge-offs                                             (53)           (48)
                                                   ---------------------------
Balance end of period                              $     14,588         10,802
                                                   ===========================

                                                       March 31,    December 31,
Total loans:                                              1999          1998
                                                   -----------------------------
   At period end                                   $   1,075,811       999,871
   Average (three months for 1999)                 $   1,029,565       899,957
As a percentage of average loans:
   Net charge-offs (annualized basis for 1999)              0.02%         0.09%
   Provision for loan losses (annualized basis for 1999)    0.35%         0.26%
Allowance as a percentage of period end loans               1.36%         1.19%
Allowance as a percentage of non-performing loans            844%         1215%

     Management believes that the ALL at March 31, 1999 is sufficient to absorb losses inherent in the loan portfolio, including the loan
portfolio acquired from Adairsville.   This assessment is based upon
the best available information and does involve a degree of
uncertainty and matters of judgement.    Accordingly, the adequacy of
the loan loss reserve cannot be determined with precision and could be
susceptible to significant change in future periods.    Further
discussion of the allowance for loan losses is included in the Year 2000 section of this discussion.


DEPOSITS AND BORROWED FUNDS

       Total average non-interest bearing deposits for the three months ended March 31, 1999 were $145.1 million, an increase of $31.4
million, or 28%, from the same period in 1998.   For the three months
ended March 31, 1999, total average interest bearing deposits were $1.05 billion, an increase of $141.3 million, or 16%, from the
comparable 1998 period.   United acquired $31.6 million of total
deposits with the Adairsville transaction, of which $4.5 million were non-interest bearing and $27.1 were interest bearing.

       Total average borrowed funds for the three months ended March 31, 1999 were $274.4 million, an increase of $207.9 million, or 313%,
from the comparable 1998 period.    Most of this increase is
attributed to increased net borrowings from the FHLB.  Approximately
75% of the increase in average borrowed funds is in conjunction with United's leverage program and used to fund the purchase of investment securities classified as available for sale. The remaining borrowings were primarily used to fund loan growth. At March 31, 1999, United had aggregate FHLB borrowings of approximately $219 million.

ASSET/LIABILITY MANAGEMENT

      United's financial performance is largely dependent upon its ability to manage market interest rate risk, which can be further defined as the exposure of United's net interest income to
fluctuations in interest rates.    Since net interest income is the
largest component of United's earnings,  management of interest rate
risk is a top priority.   United's risk management program includes a
coordinated approach to managing interest rate risk and is governed by policies established the Asset/Liability Management Committee ("ALCO"), which is comprised of members of United's senior management
team.   The ALCO meets regularly to evaluate the impact of market
interest rates on the assets, liabilities, net interest margin, capital and liquidity of United and to determine the appropriate strategic plans to address the impact of these factors.

      United's balance sheet structure is primarily short-term with most assets and liabilities either repricing or maturing in five years
or less.   Management monitors the sensitivity of net interest income to changes in market interest rates by utilizing a dynamic simulation
model.    This model measures net interest income sensitivity and
volatility to interest rate changes based on assumptions which
management believes are reasonable.    Factors considered in the
simulation model include actual maturities, estimated cash flows, repricing characteristics, deposit growth and the relative sensitivity
of assets and liabilities to changes in market interest rates.    The
simulation model considers other factors that can impact net interest income, including the mix or earning assets and liabilities, yield curve relationships, customer preferences and general market
conditions.    Utilizing the simulation model, management can project
the impact of changes in interest rates on net interest income.

      In order to assist in achieving a desired level of interest rate sensitivity, United has entered into off-balance sheet contracts that
are considered derivative financial instruments.   Derivative
financial instruments can be a cost and capital effective means of modifying the repricing characteristics of on-balance sheet assets and liabilities. These contracts include interest rate swaps contracts in which United pays a variable rate and receives a fixed rate on a notional amount; options to purchase interest rate swap contracts (commonly referred to as "swaptions"); and, interest rate cap contracts for which United pays an up-front premium in exchange for a variable cash flow if interest rates exceed the cap rate. At March 31, 1999 United had two cap contracts each with a notional amount of $10 million and maturity dates of September 2003 and January 2004,
respectively.    In addition, United had one swaption contract as of
March 31, 1999.   United exercised its option under the swaption
contract subsequent to March 31, 1999 which resulted in a swap agreement with a notional amount of $10 million that matures in April 2001. In order to minimize the credit risk of derivative financial instruments, United requires that all contract counterparties have an investment grade or better credit rating.

     Effective January 1, 1999, United adopted SFAS No. 133, which requires that all derivative financial instruments be included and
recorded at fair value on the balance sheet.   Management expects all
derivative financial instruments utilized by United for interest rate risk management to qualify as effective cash flow hedges under the provisions of SFAS No. 133. This provides for any gain or loss (net of tax) to be recorded as a component of other comprehensive income in the equity section of the balance sheet. At March 31, 1999, United's derivative financial instruments had an aggregate positive fair market value of $327 thousand. This market valuation is recorded, net of tax, as a component of other comprehensive income on the balance sheet in the amount of $216 thousand.

      United requires all derivative financial instruments be used only for asset/liability management or hedging specific transactions or positions, and not for trading or speculative purposes.
Management believes that the risk associated with using derivative financial instruments to mitigate interest rate sensitivity is minimal and should not have any material unintended impact on United's financial condition or results of operations.


CAPITAL RESOURCES AND LIQUIDITY

          The following table shows United's capital ratios, as calculated under regulatory guidelines, compared to the regulatory minimum capital ratio and the regulatory minimum capital ratio needed to qualify as a "well-capitalized" institution at March 31, 1999 and December 31, 1998:

TABLE 6 - CAPITAL RATIOS


                                 March 31,       December 31,
                                   1999              1998
                                 ---------       ------------
Leverage ratio                     6.22%            7.06%
    Regulatory minimum             4.00%            4.00%
    Well-capitalized minimum       5.00%            5.00%
Tier I risk-based capital          9.02%            9.52%
    Regulatory minimum             4.00%            4.00%
    Well-capitalized minimum       6.00%            6.00%
Total risk-based capital          10.59%           11.00%
    Regulatory minimum             8.00%            8.00%
    Well-capitalized minimum      10.00%           10.00%


      The decline in the leverage and risk-based capital ratios indicated in the table above are primarily due to the asset growth of $179.8 million, or 12%, experienced by United since December 31, 1998. United's leverage program that was implemented during the fourth quarter of 1998 and is discussed earlier in this report in the Securities section resulted in the addition of $73 million of the asset growth since year-end 1998. During this period of time, the only changes in equity capital were the retention of approximately
88% of net income . Management believes that it is in the best interests of United's shareholders to make optimal use of United's capital by maintaining capital levels that meet the regulatory requirements for "well-capitalized"status but do to result in a significant level of excess capital that is not utilized.

      United is currently paying dividends on a quarterly basis and expects to continue making such distributions in the future if results
from operations and capital levels are sufficient.   The cash dividend
declared for the first quarter of 1999 was $.05 per share, an increase of 33% over the dividend declared in the first quarter of 1998. This dividend represented a payout of approximately 12% of the net income
for the first quarter of 1999.   This dividend was paid on April 1,
1999 to all shareholders of record as of March 15, 1999.

      Liquidity measures the ability to meet current and future cash flow needs as they become due. Maintaining an adequate level of liquid funds, at the most economical cost, is an important component
of United's asset and liability management program.    United has
several sources of available funding to provide the required level of
liquidity.   United, like most banking organizations, relies primarily
upon cash inflows from financing activities (deposit gathering, short-term borrowing and issuance of long-term debt) in order to fund its investing activities (loan origination and securities purchases).
The financing activity cash inflows such as loan payments and securities sales and prepayments are also a significant component of liquidity.


YEAR 2000

OVERVIEW

     The "Year 2000" issue refers to potential problems that may result from the improper processing of dates and date-dependent calculations by computers and other microchip-embedded technology (like an alarm or telephone system). In simple terms, problems with Year 2000 can result from a computer's inability to recognize a two-digit date field (00) as representing Year 2000 and, incorrectly, recognize the year as 1900. Failure to identify and correct this problem could result in system processing errors that would disrupt United's normal business operations. In recognition of the seriousness of this issue, and in accordance with directives on Year 2000 issued by banking regulatory agencies, United established a Year 2000 Committee in January 1998. The committee is chaired by United's Chief Information Officer and reports directly to United's board of directors on a quarterly basis.


STATE OF READINESS

     United has adopted a seven-phase action plan to address Year 2000 issues and expects to address all aspects of the action plan in a timely manner and to be prepared for the impact Year 2000 will have on United, its systems, vendors and customers. The seven phases are:
     1. Awareness - The Year 2000 committee and committee chairman were appointed and authorized to develop an overall strategy for addressing the Year 2000 issue. An on-going awareness program has been developed to keep directors, employees and customers informed about the Year 2000 issue and apprised of United's progress in addressing it.

     2. Inventory - Entails completion of a specific, detailed inventory of all hardware, software and other microchip-embedded products used by United. Procedures are established to ensure that any new purchases are properly analyzed for Year 2000 compliance and then inventoried. Vendors and suppliers are contacted to ascertain Year 2000 compliance status and efforts to remediate potential problems.

     3. Assessment - Mission critical areas are identified and tested to address potential problem areas. Budgets are developed for expected expenses and other resources needed to adequately address potential problems. The potential risk exposure posed by credit customers and large depositors is also evaluated.

     4. Renovation/Analysis - Vendors that supply system applications are requested to provide certification that their product used by United is Year 2000 compliant. Non-compliant systems are renovated or replaced.

     5. Testing - All replaced or upgraded systems are tested to ensure full correction of any Year 2000 issues and then reviewed by a third party for validation of corrective action. Contingency plans are tested for effectiveness.

     6. Implementation  - A final review of all systems after the
        renovation of problematic areas is completed.   Management and
        system users will carefully assess the status of corrective action.

     7. Post-Implementation - Utilizing the contingency plans, the Year 2000 committee will continue to refine backup processes and procedures to be used in a worst-case scenario.

     This seven-phase program applies to both information technology ("IT") and non-information technology ("non-IT") systems that are affected by Year 2000 that have been designated by the Year 2000
Committee as "mission critical."   For purposes of the Year 2000
project, mission critical systems are defined as any technology element that, if not able to function properly, could result in financial liability, loss of revenue, significant customer service/support problems and damage to United's reputation.

The following table identifies some, but not all, IT and non-IT mission critical systems and elements:

              IT                            Non-IT
              --                            ------
     Mainframe hardware                 Security systems
     Mainframe software                 HVAC systems
     ATMs                               Vault doors
     PC network hardware                Printed forms
     PC network software                Phone systems


     The Federal Financial Institutions Examination Council (FFIEC) issued a statement entitled "Year 2000 Project Management Awareness"
in May, 1997.   This statement established key milestones that banks
and other financial institutions must meet with regard to Year 2000 testing and remediation. The following table sets forth each deadline contained in this statement and where United stands, as of March 31, 1999, with respect to meeting each deadline.

    Date                             Task                        United's Status
    ----                             ----                        ---------------
June 30, 1998             Complete development of all               Completed
                          written testing strategies, plans
                          and policies; due diligence to
                          determine Year 2000 risk posed
                          by customers implemented.

September 1, 1998         Commence testing of internal              Completed
                          mission-critical systems; assessment
                          of customers' Year 2000 preparedness
                          and potential impact on the institution
                          substantially complete.


December 31, 1998         Testing of internal mission-critical      Completed
                          systems substantially complete.


March 31, 1999            External testing with material third      Completed
                          parties begins.

June 30, 1999             Testing of all mission-critical systems   Scheduled for completion by
                          completed and corrective actions          June 30, 1999
                          substantively completed.

         The FFIEC has, under its bank supervisory authority, developed a multi-phase examination process to determine if banks are complying with the provisions of the awareness statement described above. United intends to comply with all regulatory requirements established by banking regulatory agencies.

     As is the case with many financial institutions, United is dependent on third parties to provide systems used in daily operations. Examples include, but are not limited to, firms that provided both mainframe and desktop computer hardware, bank processing software that tracks loans and deposits, telecommunications services, check clearing and electrical utilities. Even though many providers of these products have advised that they are Year 2000 compliant, United is performing an independent testing and validation that will confirm that this is the case for each product as it is installed and used in United's operations. Generally speaking, United utilizes hardware and software providers that are registered under the Securities and Exchange Act of 1934; the Commission filings for each provider are being reviewed by management to determine if any
significant disclosures with regard to the Year 2000 are made.   In
addition, United has requested all providers of hardware, software, processing services and other systems that are date-sensitive to provide written certification of the Year 2000 status for their product or service. The following table sets forth United's significant material relationships with third parties that, in the opinion of management, could potentially result in business interruption if the product or service provided is not Year 2000 compliant. This table is not intended to itemize all relationships with third-party service providers.

       Product/Service                   Year 2000 Assessment Status
       Bank processing system            Certified compliant by manufacturer;
                                            testing completed
       Mainframe                         Testing completed
       Telecommunications services       Testing completed
       Wire transfers                    Certified compliant by service provider
       Check clearing                    Certified compliant by service provider

EXPECTED COSTS ASSOCIATED WITH ADDRESSING YEAR 2000

         As part of United's initiative to assess its state of readiness with regard to Year 2000, a budget was developed by the Year 2000
Committee.  The budget is divided into five distinct categories:

          Consulting  -  costs incurred with the engagement of third-
                         party consultants and solution providers assisting management with the Year 2000 project, to review and negotiate contracts and insurance coverage and to perform audits of United's state of readiness for the Year 2000.

          Inventory -    costs associated with the initial inventory and
                         review of all of United's systems, including hardware, software and any other micro-chip embedded products.

          Testing  -     costs associated with running tests on United's
                         systems, both individually and collectively, to determine if processing is affected by any of the potential problem dates associated with the Year 2000 and documenting the results of the tests. These costs may also include costs to upgrade United's computer systems to provide sufficient system resources to perform the tests.

          Remediation -  costs incurred to repair, upgrade or
                         replace hardware, software or other micro-chip embedded technology that is not Year 2000 compliant.

          Resources  -   costs associated with staff training and
                         customer awareness with regard to the Year 2000 issue. Examples of this type of cost are fees for an employee to attend a seminar on Year 2000 or costs to produce a pamphlet on Year 2000 for United's customers.


     The following table sets forth United's budget for the Year 2000 issue and actual amounts expended as of March 31, 1999. All amounts shown are pre-tax. In addition, the table indicates the percentage of each budget line item (as described above) that is expected to be recognized as current period expense and the percentage that is expected to be recorded as a new asset with expense recognized over the useful life of the asset through charges to depreciation expense.

YEAR 2000 BUDGET
(in thousands)

                                        Actual Costs     % of Budget
                            % of Total Incurred as of  Expended as of           % of Cost to Be
                Budget        Budget      31-Mar-99      31-Mar-99          Expensed     Amortized
               -------------------------------------------------------  --------------------------
Consulting     $   175             9%         34                19%            100%           0%
Inventory           70             4%         60                86%            100%           0%
Testing             82             4%         28                34%            100%           0%
Remediation      1,520            80%      1,344                88%             15%          85%
Resources           53             3%         18                34%            100%           0
               -------------------------------------------------------  --------------------------
    Total      $ 1,900           100%      1,484                78%             12%          88%
               -------------------------------------------------------  --------------------------



     In accordance with recently issued accounting guidelines on how Year 2000 costs should be recognized for financial statement purposes, United intends to recognize as current period expense all costs associated with the consulting, inventory, testing and resources components of the Year 2000 budget. The costs associated with remediation, which comprise approximately 80% of the Year 2000 budget, are primarily related to the installation of a new wide-area desktop computer network (WAN) that will replace virtually all of the desktop computers, file servers and peripheral equipment currently in use. In addition to being Year 2000 compliant, the new WAN will provide United with a uniform standard desktop computer configuration, internal and external e-mail capability, internet access and savings on telephone communication costs through utilization of the WAN communications backbone for voice communication. United intends to leverage this new WAN technology to increase the levels of employee productivity and improve operating efficiency. The costs of the WAN component of the Year 2000 remediation budget will be recognized over a useful life of three years at a cost of approximately $450 thousand per year starting in the first quarter of 1999. This annual cost does not include any of the anticipated annual savings of approximately $180 thousand that the United expects to achieve through improved operating efficiency and reduced telecommunications costs over the next three years.

     United expects to fund the costs associated with preparing for Year 2000 out of its normal operating cash flows. No major information technology initiatives have been postponed as a result of Year 2000 preparation that would have a material impact on United's financial condition or results of operations.

MATERIAL RISKS ASSOCIATED WITH UNITED'S YEAR 2000 ISSUES

     CREDIT RISK - United, in the conduct of its ordinary operations, extends credit to individuals, partnerships and corporations. The extension of credit to businesses is based upon an evaluation of the borrower's ability to generate cash flows from operations sufficient to repay principal and interest, in addition to meeting the operating needs of the business. Failure of one of United's business borrowers to adequately prepare for the impact a Year 2000 failure could potentially impair its ability to repay the loan. An example of this would be a loan to a building supply store that has computer accounting systems that fail to recognize Year 2000 and, consequently, are unable to calculate and bill accounts receivable in January 2000. This failure would most likely have a negative impact on the customer's cash flow and, consequently, their ability to repay the loan in accordance with its original terms. United's exposure to Year 2000 credit risk is somewhat mitigated by the fact that only 9% of the $1 billion in outstanding loans are to commercial enterprises.

     In order to assess the Year 2000 risk within the loan portfolio, United's credit administration department developed a risk determination process to determine if any borrower with total debt of $100 thousand or more is dependent upon computer technology. Specifically, this process selectively identified business borrowers (including self-employed individuals) that rely on computer technology or use a supply chain that includes vendors that rely on computer technology. After these borrowers were identified, the loan officer responsible for each account completed a survey that includes 30 questions that examine four key components of Year 2000 preparedness:
Project Planning; Staffing and Resources; Budget; and Contingency Planning. Based on the results of the survey questions the account officer rated each borrower as a "low," "medium" or "high" risk for
Year 2000.   The completed surveys and ratings were then independently
reviewed by United's Loan Review Department, which had authority to request additional information from the borrower and, if necessary, change the Year 2000 risk rating. As of March 31, 1999 the survey, rating and review process was substantially completed; however, individual credit relationships will be reviewed throughout the
remainder of 1999 as needed.    The survey results indicated that
approximately 45%, 48% and 6% of the total aggregate credit exposure for surveyed borrowers were rated low, medium and high Year 2000 risks, respectively.

      Management believes that the allowance for loan losses at March 31, 1999 is sufficient to absorb losses inherent in the loan portfolio, including losses related to failure of borrowers to adequately prepare the direct and indirect impact a Year 2000 computer failure may have on their business. However, additional charges to the provision for loan loss will be made if, in the estimation of management, the increased risk for loan loss related to Year 2000 is not adequately provided for in the allowance for loan losses as of any balance sheet date.

     LIQUIDITY RISK - is the risk to United's earnings and capital arising from an inability to raise sufficient cash to meet obligations as they come due. This risk is a very significant one for United since its primary business is banking, which involves taking deposits that
are generally due upon demand.   Since United uses these deposits to
fund loans and purchase investment securities, a dramatic increase in deposit withdrawals because of Year 2000 problems specific to United or of a more general nature could have an adverse impact on United. Specifically, United could be forced to liquidate investments under adverse market conditions (that is, to sell at a loss) in order to fund a significantly higher level of deposit withdrawal activity. United is assessing its liquidity risk by running various scenarios of deposit withdrawals coincident with the turn of the century, ranging from normal activity to what could be reasonably expected in a panic situation. As of March 31, the Banks had available federal funds lines of credit totaling approximately $19 million and secured borrowing availability at the FHLB and The Federal Reserve Discount Window totaling $261 million.. Although estimates of deposit withdrawals related to Year 2000 vary widely, management is currently performing analyses to project cash requirements at individual branch locations under a variety of scenarios.

     TRANSACTION RISK - is the risk to United's income and capital resulting from failure to deliver one of its products or services in a acceptable manner. An example of transaction risk related to Year 2000 is the ability of United's computer system to properly bill customers for loan payments due and account for the payments when received or the ability of a customer to perform a deposit or withdrawal at an ATM. In both of these examples, the individual customer is directly affected and United is impacted by the collective impact of all incorrectly processed customer transactions. Since all of United's products and services are processed in some manner by computer systems, all aspects of product design, delivery and support are being carefully evaluated in order to determine potential transaction risks.

     United's Year 2000 policy also addresses other risks related to the Year 2000 issue which include, but are not limited to, strategic risk (adverse impact on business decisions or the implementation of business decisions, such as acquisitions); reputational risk (impact of bad publicity on customers and United's franchise value); and, legal risk (risk of litigation related to adverse impact of Year 2000 issues resulting in a material adverse impact on United's results of operations).

CONTINGENCY PLANNING FOR YEAR 2000

     United's Year 2000 committee has presented the board of directors with a written Business Remediation and Business Resumption Contingency Policy. The purpose of this policy is to ensure that United is prepared to address any crisis situation(s) that could result from failure of any of United's systems or third-party vendors and suppliers to recognize Year 2000 critical dates. United's Year 2000 contingency policy is modeled after the FFIEC Interagency Statement on Contingency Planning in Connection with Year 2000 issued in May, 1997 and is comprised of four key phases:

          1. Organizational Planning - identification of core business processes and establishment of a timeline for a Year
             2000 contingency plan.
          2. Business Impact Analysis - determination of Year 2000 failure risks for all core business processes and identification of failure scenarios. The minimal level of acceptable service in the event of failure is also determined.
          3. Development of Contingency Plans - identification and selection of the most reasonable and cost-effective contingency strategy for each core business process in the event of failure.
          4. Contingency Plan Validation - validation of each plan by a qualified independent party and final approval by senior management and the board of directors.



     A core business process is, for the purposes of United's Year
2000 contingency planning, defined as a group of interrelated tasks performed as a basic and integral part of United's daily operation. Examples of core business processes include posting of payments on loans and processing of checks, both which require a complex infrastructure of hardware, software, communications and power. Core business processes are further defined by potential impact on United and its operations. "Mission Critical" core business processes are those which, if not functioning properly because of failure to recognize Year 2000, will most likely cause an immediate loss of revenue and crisis-level customer service problems that could damage United's reputation. United's Year 2000 Committee is currently in the process of developing specific contingency plans that detail precisely how the "most likely worst-case scenarios" resulting from system failure will be handled. The objective of contingency planning is not to duplicate the complete functionality of failed systems, but, rather to identify the most economical means of resuming a minimally acceptable level of service in as short a time as possible.


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


                               Date:   May 12, 1999




                               By:  /s/ Christopher J. Bledsoe
                                   Christopher J. Bledsoe
                                   Chief Financial Officer
                                   (Principal Financial Officer)


                               Date:  May 12, 1999


                               By:  /s/ Patrick J. Rusnak
                                   Patrick J. Rusnak
                                   Controller
                                   (Principal Accounting Officer)


                               Date:  May 12, 1999