Form 10-Q
period 1999-06-30
UNITED COMMUNITY BANKS INC
filed 1999-08-10
CIK 857855

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM ___________ TO ___________

                         COMMISSION FILE NUMBER 0-21656


                          UNITED COMMUNITY BANKS, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            GEORGIA                                       58-180-7304
     --------------------------------------------------------------------------
    (STATE OF INCORPORATION)               (I.R.S. EMPLOYER IDENTIFICATION NO.)

     P.O. BOX 398, 59 HIGHWAY 515
     BLAIRSVILLE, GEORGIA                                      30512
-----------------------------------------------------------------------
ADDRESS OF PRINCIPAL EXECUTIVE OFFICES                      (ZIP CODE)

                                 (706) 745-2151
                                -----------------
                               (TELEPHONE NUMBER)


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                 YES [X] NO [ ]

             COMMON STOCK, PAR VALUE $1 PER SHARE: 7,396,605 SHARES
                        OUTSTANDING AS OF AUGUST 6, 1999

                                      INDEX

PART I FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS

          CONSOLIDATED BALANCE SHEETS (UNAUDITED) AT JUNE 30, 1999 AND DECEMBER 31, 1998

          CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998

          CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998

          CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED) FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

  PART I ITEM I - STATEMENTS

 UNITED COMMUNITY BANKS, INC.  AND  SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS (UNAUDITED)


-----------------------------------------------------------------------------------------------------------------
                                                                                June 30,         December 31,
 (in thousands)                                                                   1999                1998
-----------------------------------------------------------------------------------------------------------------
 ASSETS
   Cash and due from banks                                                 $        78,762                48,510
   Federal funds sold                                                               19,480                 7,190
-----------------------------------------------------------------------------------------------------------------
       Cash and cash equivalents                                                    98,242                55,700
-----------------------------------------------------------------------------------------------------------------

   Securities held to maturity (estimated fair value of
       $59,106 at December 31, 1998)                                                     -                57,393
   Securities available for sale                                                   469,867               314,394
   Mortgage loans held for sale                                                      5,061                 8,129
   Loans, net of unearned income                                                 1,166,496               999,871
        Less: Allowance for loan losses                                            (15,212)              (11,929)
-----------------------------------------------------------------------------------------------------------------
             Loans, net                                                          1,151,284               987,942
-----------------------------------------------------------------------------------------------------------------

   Premises and equipment, net                                                      43,105                38,538
   Accrued interest receivable                                                      14,652                13,332
   Other assets                                                                     26,503                23,171
-----------------------------------------------------------------------------------------------------------------
            Total assets                                                   $     1,808,714             1,498,599
=================================================================================================================



 LIABILITIES AND STOCKHOLDERS' EQUITY

   Deposits:
        Demand                                                             $       182,871               143,152
        Interest bearing demand                                                    319,332               270,532
        Savings                                                                     71,407                59,340
         Time                                                                      774,801               690,100
-----------------------------------------------------------------------------------------------------------------
              Total deposits                                                     1,348,411             1,163,124
-----------------------------------------------------------------------------------------------------------------

    Accrued expenses and other liabilities                                           9,461                19,574
    Federal funds purchased and repurchase agreements                               88,810                26,520
    Federal Home Loan Bank advances                                                235,426               176,854
    Long-term debt and other borrowings                                             14,226                 1,277
    Convertible subordinated debentures                                              3,500                 3,500
    Guaranteed preferred beneficial interests in
       company's junior subordinated debentures (Trust Preferred Securities)        21,000                21,000
-----------------------------------------------------------------------------------------------------------------
         Total liabilities                                                       1,720,834             1,411,849
-----------------------------------------------------------------------------------------------------------------

 Stockholders' equity:
      Preferred Stock                                                                    -                     -
     Common stock, $1 par value; 10,000,000 shares authorized;
         7,396,605 and 7,393,605 shares issued and outstanding                       7,397                 7,394
     Capital surplus                                                                24,850                24,808
     Retained earnings                                                              58,880                53,240
     Accumulated other comprehensive income                                         (3,247)                1,308
-----------------------------------------------------------------------------------------------------------------
         Total stockholders' equity                                                 87,880                86,750
-----------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------
         Total liabilities and stockholders' equity                        $     1,808,714             1,498,599
=================================================================================================================

See notes to consolidated financial statements.

 UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                                          FOR THE THREE MONTHS             FOR THE SIX MONTHS
                                                                             ENDED JUNE 30,                   ENDED JUNE 30,
 (IN THOUSANDS, EXCEPT PER SHARE DATA)                                  1999               1998          1999             1998
------------------------------------------------------------------------------------------------------------------------------------
 INTEREST INCOME:
     Interest and fees on loans                                  $         26,965             22,632        51,885           44,095
     Interest on federal funds sold                                           437                358           576              695
     Interest on investment securities:
          Taxable                                                           5,811              2,718        10,775            5,215
          Tax exempt                                                          935                773         1,824            1,491
------------------------------------------------------------------------------------------------------------------------------------
              Total interest income                                        34,148             26,481        65,060           51,496
------------------------------------------------------------------------------------------------------------------------------------

 INTEREST EXPENSE:
     Interest on deposits:
           Demand                                                           2,886              2,265         5,520            4,361
           Savings                                                            489                353           920              682
           Time                                                            10,170              9,704        19,995           19,328
      Notes payable, subordinated debentures, federal
           funds purchased and FHLB advances                                4,335              1,195         7,561            2,274
      Interest on guaranteed preferred beneficial interests in
       company's junior subordinated debentures                               421                  -           851                -
------------------------------------------------------------------------------------------------------------------------------------
          Total interest expense                                           18,301             13,517        34,847           26,645
------------------------------------------------------------------------------------------------------------------------------------
          Net interest income                                              15,847             12,964        30,213           24,851
 Provision for loan losses                                                    908                540         1,798            1,038
------------------------------------------------------------------------------------------------------------------------------------
          Net interest income after provision for loan losses              14,939             12,424        28,415           23,813
------------------------------------------------------------------------------------------------------------------------------------

 NONINTEREST INCOME:
     Service charges and fees                                               1,164                992         2,238            1,904
     Securities gains, net                                                      6                 68             8              171
     Mortgage loan and related fees                                           422                444           870              880
     Other non-interest income                                                837                563         1,640              966
------------------------------------------------------------------------------------------------------------------------------------
          Total noninterest income                                          2,429              2,067         4,756            3,921
------------------------------------------------------------------------------------------------------------------------------------

 NONINTEREST EXPENSE:
     Salaries and employee benefits                                         6,978              5,735        13,250           10,995
     Occupancy                                                              2,053              1,574         4,006            2,992
     Other noninterest expense                                              3,397              2,843         6,368            5,377
------------------------------------------------------------------------------------------------------------------------------------
          Total noninterest expense                                        12,428             10,152        23,624           19,364
------------------------------------------------------------------------------------------------------------------------------------
     Income before income taxes                                             4,940              4,339         9,547            8,370
 Income taxes                                                               1,655              1,457         3,169            2,828
====================================================================================================================================
         NET INCOME                                              $          3,285              2,882         6,378            5,542
====================================================================================================================================

   Basic earnings per share                                      $           0.44               0.39          0.86             0.75
   Diluted earnings per share                                    $           0.44               0.38          0.85             0.74

   Average shares outstanding                                               7,395              7,394         7,394            7,389
   Diluted average shares outstanding                                       7,651              7,627         7,645            7,610

See notes to consolidated financial statements.

 UNITED COMMUNITY BANKS, INC. & SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                              FOR THE SIX MONTHS ENDED
                                                                               JUNE 30,
                                                                                 1999          1998
                                                                            -----------------------------
                                                                                   (In Thousands)
  CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                           $            6,378          5,542
  Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
      Depreciation, amortization and accretion                                      1,631          1,186
      Provision for loan losses                                                     1,798          1,038
      Loss (gain) on sale of investment securities                                     (8)          (171)
      Change in assets and liabilities, net of purchase acquisitions:
          Interest receivable                                                      (1,034)        (1,565)
          Other assets                                                             (2,205)           988
          Accrued expenses and other liabilities                                    2,297            184
  Change in mortgage loans held for sale                                            3,068         (1,749)
                                                                            -----------------------------
              NET CASH PROVIDED BY OPERATING ACTIVITIES                            11,925          5,453
                                                                            -----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES, NET OF PURCHASE ACQUISITIONS:
    Proceeds from maturities and calls of securities held to maturity                   -         14,334
    Purchases of securities held to maturity                                            -        (11,512)
    Proceeds from sales of securities available for sale                              448          9,277
    Proceeds from maturities and calls of securities available for sale            45,475         17,788
    Purchases of securities available for sale                                   (139,899)       (44,560)
    Purchase of life insurance contracts                                           (8,100)             -
    Net increase in loans                                                        (151,407)       (73,471)
    Net cash inflow (outflow) for branch and bank acquisitions                     (2,248)        20,282
    Proceeds from sale of other real estate                                           391            113
    Purchase of bank premises and equipment                                          (947)        (5,480)
                                                                            -----------------------------
              NET CASH USED IN INVESTING ACTIVITIES                              (256,287)       (73,229)
                                                                            -----------------------------

CASH FLOWS FROM FINANCING ACTIVITIES, NET OF PURCHASE ACQUISITIONS:
    Net change in demand and savings deposits                                      83,883         63,423
    Net change in time deposits                                                    69,812          1,708
    Net change in federal funds purchased and
         repurchase agreements                                                     62,290        (33,011)
    Net change in FHLB advances                                                    58,572         46,919
    Net change in long-term debt and other borrowings                              12,949           (643)
    Proceeds from exercise of stock options                                            45            119
    Dividends paid                                                                   (647)          (461)
                                                                            -----------------------------
              NET CASH PROVIDED BY FINANCING ACTIVITIES                           286,904         78,054
                                                                            -----------------------------

Net change in cash and cash equivalents                                            42,542         10,278
Cash and cash equivalents at beginning of period                                   55,700         68,834
                                                                            -----------------------------

Cash and cash equivalents at end of period                             $           98,242         79,112
                                                                            =============================
                                                                                        -

 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:  Cash paid during the period for:
       Interest                                                        $           33,768         26,734
       Income Taxes                                                    $            2,155          2,915

UNITED COMMUNITY BANKS, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)


                                                                      FOR THE THREE MONTHS           FOR THE SIX MONTHS
                                                                         ENDED JUNE 30,                 ENDED JUNE 30,
                                                                  -----------------------------   -------------------------
                                                                      1999             1998           1999          1998
                                                                  ------------    -------------   -----------   -----------
Net income                                                             $ 3,285             2,882        6,378       5,542

Other comprehensive income, before tax:
    Unrealized holding gains (losses) on investment securities          (8,052)              (82)      (7,892)        102
     Unrealized gains (losses) on cash-flow hedge derivatives              193              --            520        --
    Less reclassification adjustment for gains (losses) on
        securities available for sale                                        6                68            8         171
                                                                       -------           -------      -------     -------
    Total other comprehensive income (loss), before tax                 (7,865)             (150)      (7,380)        (69)
                                                                       -------           -------      -------     -------


INCOME TAX EXPENSE (BENEFIT) RELATED TO OTHER
    COMPREHENSIVE INCOME
    Unrealized holding gains (losses) on investment securities          (3,061)              (31)      (2,999)         39
    Unrealized gains (losses) on cash-flow hedge derivatives                66              --            177        --
    Less reclassification adjustment for gains (losses) on
        securities available for sale                                        2                26            3          65
                                                                       -------           -------      -------     -------
    Total income tax expense (benefit) related to other
       comprehensive income (loss)                                      (2,997)              (57)      (2,825)        (26)
                                                                       -------           -------      -------     -------
    Total other comprehensive income (loss), net of tax                 (4,868)              (93)      (4,555)        (43)
                                                                       =======           =======      =======     =======
        Total comprehensive income (loss)                              $(1,583)            2,789        1,823       5,499
                                                                       =======           =======      =======     =======



See notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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


NOTE 2 - ACQUISITIONS


On June 3, 1999, United entered into a definitive agreement to merge with 1st Floyd Bankshares, Inc. ("Floyd") in Rome, Georgia, in a tax-free stock exchange. This merger is expected to close during the third quarter of 1999, subject to the approval of regulatory authorities and the Floyd shareholders. Under the terms of the merger agreement, each share of Floyd common stock will be exchanged for 0.8477 shares of United stock, with all fractional shares paid in cash based on a price of $37.75 for United stock. As of June 30, 1999, Floyd had 745,500 shares outstanding that would convert to approximately 631,875 shares of United stock.

As of June 30, 1999 Floyd had total assets of $98.7 million, total deposits of $79.3 million and total stockholders' equity of $7.1 million. United expects to account for this merger as a pooling of interests.


On January 21, 1999, United entered into a definitive agreement to acquire the stock of Adairsville Bancshares, Inc. ("Adairsville") in Bartow County, Georgia, for cash consideration. This acquisition was closed during March 1999. Effective April 1, 1999, Adairsville's results of operations were included in United's consolidated statements of income.


The Adairsville acquisition was accounted for as a purchase. United recorded a goodwill asset in conjunction with this acquisition of approximately $3.2 million that will be recognized through charges to expense over a term of 15 years beginning in April, 1999.



NOTE 3 -  RECENTLY ISSUED ACCOUNTING STANDARDS


In 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for hedging activities and for derivative instruments including derivative instruments embedded in other contracts. It requires the fair value recognition of derivatives as assets or liabilities in the financial statements. The accounting for the changes in the fair value of a derivative depends on the intended use of the derivative instrument at inception. Instruments used as fair value hedges account for the change in fair value in the income of the period simultaneous with accounting for the fair value change of the item being hedged. Cash flow hedges account for the change in fair value of the effective portion in comprehensive income rather than income, and foreign currency hedges are accounted for in comprehensive income as part of the translation adjustment. Derivative instruments that are not intended as a hedge account for the change in fair value in the income of the period of the change. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999, but initial application of the statement must be made as of the beginning of the quarter. At June 30, 1999, United's derivative financial instruments had a positive fair market value of $520 thousand. This market valuation was recorded, net of tax, as a component of other comprehensive income on the balance sheet in the amount of $343 thousand.

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

On June 30, 1999 the FASB issued SFAS No. 137, an amendment to SFAS No. 133, that delayed the effective date of the pronouncement to all fiscal quarters of all fiscal years beginning after June 15, 2000. Any entity that has already applied the provisions of SFAS No. 133 and issued interim financial statements, such as United, may not revert to previous methods of accounting for derivative instruments under the provisions SFAS No. 137.

NOTE 4  -  EARNINGS PER SHARE (UNAUDITED)

                                                               For the Three Months         For the Six Months
                                                                 Ended June 30,               Ended June 30,
(In thousands, except per share data)                          1999             1998         1999        1998
------------------------------------------------------------------------------------------------------------------
Basic earnings per share:
   Weighted average shares outstanding                               7,395          7,394       7,394       7,389
   Net income                                         $              3,285          2,882       6,378       5,542
   Basic earnings per share                           $               0.44           0.39        0.86        0.75

Diluted earnings per share:
    Weighted average shares outstanding                              7,395          7,394       7,394       7,389
     Net effect of the assumed exercise of
         stock options based on the treasury
         stock method using average market
         price for the period                                          116             93         111          81

    Effect of conversion of subordinated debt                          140            140         140         140
                                                         ---------------------------------------------------------

    Total weighted average shares and common
        stock equivalents outstanding                                7,651          7,627       7,645       7,610

    Net income, as reported                           $              3,285          2,882       6,378       5,542
    Income effect of conversion of subordinated
       debt, net of tax                               $                 43             47          86          94
                                                         ---------------------------------------------------------
    Net income, adjusted for effect of conversion
        of subordinated debt, net of tax              $              3,328          2,929       6,464       5,636
                                                         =========================================================

    Diluted earnings per share                                        0.44           0.38        0.85        0.74

PART I ITEM II
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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


OVERVIEW

           United Community Banks, Inc. ("United") is a bank holding company registered under the Bank Holding Company Act of 1956. United has seven commercial bank subsidiaries that operate primarily in North Georgia and Western North Carolina (the "Banks"). As of June 30, 1999 United had 29 bank branches in operation. Total assets at June 30, 1999 were $1.81 billion, compared with $1.50 billion at December 31, 1998. The increase in total assets of approximately $310 million represents an annualized growth rate of 42% and includes $35.6 million of assets related to the acquisition of Adairsville Bancshares ("Adairsville") described in the RECENT DEVELOPMENTS section below. Excluding the Adairsville acquisition, the annualized asset growth rate for the six months of 1999 was 37%.


RECENT DEVELOPMENTS

         On June 3, 1999, United entered into a definitive agreement to merge with 1st Floyd Bankshares, Inc. ("Floyd") in Rome, Georgia, in a tax-free stock exchange. This merger is expected to close during the third quarter of 1999, subject to the approval of regulatory authorities and the Floyd shareholders. Under the terms of the merger agreement, each share of Floyd common stock will be exchanged for 0.8477 shares of United stock, with all fractional shares paid in cash based on a price of $37.75 for United stock. As of June 30, 1999, Floyd had 745,500 shares outstanding that would convert to approximately 632,000 shares of United stock.

         As of June 30, 1999 Floyd had total assets of $98.7 million, total deposits of $79.3 million and total stockholders' equity of $7.1 million. United expects to account for this merger as a pooling of interests.

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

INCOME SUMMARY

         For the six months ended June 30, 1999, United reported net income of $6.4 million, or $.85 per diluted share, compared to $5.5 million, or $.74 per diluted share, for the same period in 1998. The first six months results for 1999 provided an annualized return on assets and equity of .78% and 14.6%, respectively, compared to .94% and 14.4%, respectively, for the same period in 1998. Net income for the six months ended June 30, 1999 increased 15.1% compared to the same period in 1998. Diluted earnings per share for the quarter ended June 30, 1999 were $.44, an increase of 15.8% over the same period in 1998.

         The following table summarizes the components of income and expense for the second quarter and first six months of 1999 and 1998 and the changes in those components for the periods presented.

Table 1 - Condensed Consolidated Statements of Income
Unaudited
(In thousands)

                               For the Three Months                       For the Six Months
                                  Ended June 30,      Change                 Ended June 30,     Change
                                 1999        1998     Amount   Percent      1999        1998    Amount   Percent
                              ------------------------------------------ ----------------------------------------
Interest income            $      34,148      26,481    7,667     29.0% $  65,060       51,496   13,564    26.3%
Interest expense                  18,301      13,517    4,784     35.4%    34,847       26,645    8,202    30.8%
                              --------------------------------           -------------------------------
Net interest income               15,847      12,964    2,883     22.2%    30,213       24,851    5,362    21.6%
Provision for loan losses            908         540      368     68.1%     1,798        1,038      760    73.2%
                              --------------------------------           -------------------------------
Net interest income after
    provision for loan losses     14,939      12,424    2,515     20.2%    28,415       23,813    4,602    19.3%
Non-interest income                2,429       2,067      362     17.5%     4,756        3,921      835    21.3%
Non-interest expense              12,428      10,152    2,276     22.4%    23,624       19,364    4,260    22.0%
                              --------------------------------           -------------------------------
Income before taxes                4,940       4,339      601     13.9%     9,547        8,370    1,177    14.1%
Income tax expense                 1,655       1,457      198     13.6%     3,169        2,828      341    12.1%
                              --------------------------------           -------------------------------
Net income                 $       3,285       2,882      403     14.0% $   6,378        5,542      836    15.1%
                              ================================           ===============================


NET INTEREST INCOME

          Net interest income is the largest source of United's operating income. Net interest income on a tax-equivalent basis was $31.3 million for the six months ended June 30, 1999, an increase of 22% over the comparable period in 1998. For the quarter ended June 30, 1999, net interest income was $16.4 million, an increase of 22% over the same period in 1998. The increases in net interest income for both the three and six month periods in 1999 are primarily attributable to increases in outstanding average interest bearing assets (loans and securities) over the comparable prior year periods.

         The increase in average outstanding securities is primarily the result of United's leverage program that was initiated during the fourth quarter of 1998. The leverage program was designed to make optimal utilization of United's capital by using borrowed funds to purchase additional securities. The leverage borrowings are principally advances from the Federal Home Loan Bank (FHLB) that are secured by mortgage loans and other investment securities. The securities purchased under the leverage program are primarily mortgage-backed pass-through and other mortgage backed securities, including collateralized mortgage obligations. At June 30, 1999 United had approximately $152 million of earning assets and corresponding borrowings in the leverage program.

         For the six months ended June 30, 1999, the net interest margin (net interest income as a percentage of average interest earning assets) on a tax-equivalent basis was 4.12%, 56 basis points less than the comparable prior year period. For the three months ended June 30, 1999, the net interest margin on a tax-equivalent basis was 4.09%, 69 basis points lower than the same period in 1998. The compression of the margin, for both the three and six month periods, is primarily due to continued competitive pressures on loan pricing and the leverage program described above. The leverage program assets and related borrowings have an average interest rate spread of approximately 1.15%, which reduced United's overall margin by approximately 30 basis points for the first six months of 1999.

         The following two tables show the relative impact of changes in average balances of interest earning assets and interest bearing liabilities, and interest rates earned (on a fully-tax equivalent basis) and paid by United on those assets and liabilities for the three and six month periods ended June 30, 1999.

 Table 2 - Average Consolidated Balance Sheets and Net Interest Analysis For the Six Months Ended June 30
Unaudited
Fully tax-equivalent basis
(in thousands)

                                                         1999                        1998
                                            ---------------------------- ----------------------------
                                              Average   Interest    Avg.   Average   Interest    Avg.
                                              Balance    <F1>       Rate   Balance     <F1>      Rate
                                            ---------------------------- ----------------------------
Assets:
Interest-earning assets:
  Loans, net of unearned income <F2>        $  1,078,496   52,034   9.73%    857,060   44,140   10.39%
  Taxable investments                            356,219   10,775   6.10%    162,230    5,215    6.48%
  Tax-exempt investments                          76,370    2,736   7.22%     60,416    2,237    7.47%
  Federal funds sold
    and other interest income                     18,978      576   6.12%     24,523      695    5.72%
                                              --------------------         -------------------
Total interest-earning assets /
  interest income                              1,530,063   66,121   8.71%  1,104,229   52,287    9.55%
                                              --------------------         -------------------
Non-interest-earning assets:
  Allowance for loan losses                     (13,206)                     (10,694)
  Cash and due from banks                        53,534                       37,468
  Premises and equipment                         41,087                       30,809
  Goodwill and deposit intangibles                8,511                        5,872
  Other assets                                   29,692                       22,790
                                             ===========                   ==========
Total assets                               $  1,649,681                    1,190,474
                                             ===========                   ==========
Liabilities and Stockholders' Equity
Interest-bearing liabilities:
  Interest-bearing deposits:
    Transaction accounts                  $    294,720    5,520     3.78%    216,499    4,361    4.06%
    Savings deposits                            64,870      920     2.86%     49,423      682    2.78%
    Certificates of deposit                    725,593   19,995     5.56%    649,845   19,328    6.00%
                                            --------------------          -------------------
    Total interest-bearing deposits          1,085,183   26,435     4.91%    915,767   24,371    5.37%
                                            --------------------          -------------------
Federal Home Loan Bank advances                217,628    5,520     5.11%     52,936    1,481    5.64%
Federal funds purchased and
   repurchase agreements                      66,016    1,611       4.92%      3,716       98    5.32%
Long-term debt and other borrowings<F3>       31,424    1,281       8.22%     15,746      695    8.90%
                                          --------------------           -------------------
  Total borrowed funds                       315,068    8,412       5.38%     72,398    2,274    6.33%
                                          --------------------           -------------------
Total interest-bearing liabilities /
  interest expense                         1,400,251   34,847       5.02%    988,165   26,645    5.44%
Non-interest-bearing liabilities:
  Non-interest-bearing deposits              154,518                         117,026
  Other liabilities                            6,713                           7,796
                                          -----------                      ----------
  Total liabilities                        1,561,482                       1,112,987
                                          -----------                      ----------
Stockholders' equity                          88,199                          77,487
                                          -----------                      ----------
Total liabilities
  and stockholders' equity              $  1,649,681                       1,190,474
                                          ===========                      ==========
Net interest-rate spread                                            3.69%                        4.11%
Impact of non-interest bearing
  sources and other changes in
  balance sheet composition                                         0.43%                        0.57%
                                                                  --------                    ---------
Net interest income /
  margin on interest-earning assets <F4>              31,274       4.12%              25,642    4.68%
                                                    =====================           ==================

<F1> Interest income on tax-exempt securities and loans has been increased by
     50% to reflect comparable interest on taxable securities.
<F2> For computational purposes, includes non-accrual loans and mortgage loans held for sale.
<F3> Includes Trust Preferred Securities.
<F4> Tax equivalent net interest income as a percentage of average earning assets

 TABLE 3 - AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST ANALYSIS FOR THE THREE MONTHS ENDED JUNE 30
Unaudited
FULLY TAX-EQUIVALENT BASIS
(IN THOUSANDS)

                                                           1999                        1998
                                               ---------------------------- ----------------------------
                                                AVERAGE   INTEREST AVG.     AVERAGE   INTEREST  AVG.
                                                 BALANCE    <F1>    RATE     BALANCE    <F1>     RATE
                                               ---------------------------- ----------------------------
Assets:
Interest-earning assets:
  Loans, net of unearned income <F2>         $  1,121,703   27,015   9.66%    873,228   22,677   10.42%
  Taxable investments                             377,978    5,811   6.17%    164,812    2,718    6.61%
  Tax-exempt investments                           78,010    1,403   7.21%     62,285    1,160    7.47%
  Federal funds sold                                    -
    and other interest income                      28,247      437   6.21%     24,318      358    5.90%
                                               --------------------         -------------------
TOTAL INTEREST-EARNING ASSETS /
  INTEREST INCOME                               1,605,938   34,666   8.66%  1,124,643   26,913    9.60%
                                               --------------------         -------------------
NON-INTEREST-EARNING ASSETS:
  Allowance for loan losses                       (14,076)                    (10,907)
  Cash and due from banks                          62,813                      39,117
  Premises and equipment                           42,608                      30,954
  Goodwill and deposit intangibles                  9,930                       5,759
  Other assets                                     30,522                      20,236
                                              ===========                  ==========
TOTAL ASSETS                                 $  1,737,735                   1,209,803
                                              ===========                  ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Interest-bearing deposits:
    Transaction accounts                     $    308,727    2,886   3.75%    223,581    2,265    4.06%
    Savings deposits                               68,347      489   2.87%     50,323      353    2.81%
    Certificates of deposit                       744,854   10,170   5.48%    650,796    9,704    5.98%
                                               --------------------         -------------------
    Total interest-bearing deposits             1,121,928   13,545   4.84%    924,701   12,322    5.34%
                                               --------------------         -------------------
Federal Home Loan Bank advances                   235,442    2,988   5.09%     63,018      899    5.72%
Federal funds purchased and
   repurchase agreements                           84,307    1,050   5.00%          -        -    0.00%
Long-term debt and other borrowings <F3>           35,519      718   8.11%     15,237      296    7.79%
                                               --------------------         -------------------
  Total borrowed funds                            355,268    4,756   5.37%     78,255    1,195    6.13%
                                               --------------------         -------------------
TOTAL INTEREST-BEARING LIABILITIES /
  INTEREST EXPENSE                              1,477,196   18,301   4.97%  1,002,956   13,517    5.41%
NON-INTEREST-BEARING LIABILITIES:
  Non-interest-bearing deposits                   163,784                     120,276
  Other liabilities                                 8,818                       7,990
                                               -----------                  ----------
  Total liabilities                             1,649,798                   1,131,221
                                               -----------                  ----------
Stockholders' equity                               87,936                      78,582
TOTAL LIABILITIES
  AND STOCKHOLDERS' EQUITY                   $  1,737,734                   1,209,803
                                               ===========                  ==========
Net interest-rate spread                                             3.69%                        4.19%
Impact of non-interest bearing
  sources and other changes in
  balance sheet composition                                          0.40%                        0.59%
                                                                   --------                    ---------
NET INTEREST INCOME /
  margin on interest-earning assets <F4>                    16,365   4.09%              13,396    4.78%
                                                          ================             =================

<F1> Interest  income on tax-exempt  securities  and loans has been increased by
     50%  to  reflect   comparable   interest   on  taxable   securities.

<F2> For computational  purposes,  includes non-accrual loans and mortgage loans held for sale.

<F3> Includes Trust Preferred Securities.

<F4> Tax  equivalent  net  interest  income as a percentage  of average  earning assets

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

Table 4 - Change in Interest Income and Expense on a Tax Equivalent Basis Unaudited
(in thousands)

                                              Six Months Ended June 30         Three Months Ended June 30
                                                1999 Compared to 1998             1999 Compared to 1998
                                                 Increase (decrease)               Increase (decrease)
                                            in interest income and expense    in interest income and expense
                                                  due to changes in:                due to changes in:
                                            Volume      Rate       Total      Volume      Rate       Total
                                           ---------- ----------  ---------  ---------  ---------  ----------
Interest-earning assets:
Loans                                  $      10,825     (2,932)     7,893      6,452     (2,114)      4,338
Taxable investments                            5,885       (325)     5,560      3,515       (422)      3,093
Tax-exempt investments                           574        (75)       499        293        (50)        243
Federal funds sold
  and other interest income                     (166)        47       (119)        58         21          79
                                           ---------- ----------  ---------  ---------  ---------  ----------
Total interest-earning assets                 17,118     (3,285)    13,833     10,318     (2,565)      7,753

Interest-bearing liabilities:
Transaction accounts                           1,483       (324)     1,159        863       (242)        621
Savings deposits                                 219         19        238        126         10         136
Certificates of deposit                        2,151     (1,484)       667      1,402       (936)        466
                                           ---------- ----------  ---------  ---------  ---------  ----------
  Total interest-bearing deposits              3,853     (1,789)     2,064      2,391     (1,168)      1,223
FHLB advances                                  4,190       (151)     4,039      2,460       (371)      2,089

Federal funds purchased and
   repurchase agreements                       1,521         (8)     1,513      1,050          -       1,050
Long-term debt and other borrowings              643        (57)       586        394         28         422
                                           ---------- ----------  ---------  ---------  ---------  ----------
  Total borrowed funds                         6,354       (216)     6,138      3,904       (343)      3,561
                                           ---------- ----------  ---------  ---------  ---------  ----------
Total interest-bearing liabilities            10,207     (2,005)     8,202      6,295     (1,511)      4,784
                                           ---------- ----------  ---------  ---------  ---------  ----------
Increase (decrease)
  in net interest income               $       6,911     (1,280)     5,631      4,023     (1,054)      2,969
                                           ========== ==========  =========  =========  =========  ==========

PROVISION FOR LOAN LOSS

           The provision for loan losses was $1.80 million, or 0.34% of average loans on an annualized basis, for the six months ended June 30, 1999, compared with $1.04 million, or 0.25% of average loans, for the same period in 1998. Net loan charge-offs for the first six months of 1999 were $337 thousand, or 0.06% of average loans on an annualized basis, compared to $332 thousand, or 0.08% of average loans on an annualized basis, for the same period in 1998. The provision for loan losses and allowance for loan losses reflect management's consideration of the various risks in the loan portfolio. Additional discussion of loan quality and the allowance for loan losses in provided in the ASSET QUALITY discussion section of this report.

NON-INTEREST INCOME

          Non-interest income for the six months ended June 30, 1999 was $4.8 million, an increase of $835 thousand, or 21%, over the comparable 1998 period. Excluding net gains on the sale of securities, non-interest income for the six months ended June 30, 1999 increased by $998 thousand, or 27%, compared to the same period in 1998. For the three months ended June 30, 1999 total non-interest was $2.4 million, an increase of $362 thousand over the comparable 1998 period. Excluding net gains on the sale of securities, total non-interest income for the second quarter of 1999 increased by 21% over comparable 1998 period.

         Service charges on deposit accounts totaled $2.2 million for the first six months of 1999, an increase of $334 thousand, or 18%, compared to the same period in 1998. This increase is primarily attributed to an increase in the number and volume of transaction deposit accounts. Mortgage banking revenue for the first three months of 1999 totaled $870 thousand, compared to $880 thousand for the same period in 1998.

         Excluding the recognition of an additional $158 thousand of mortgage servicing rights amortization during the six months of 1999, mortgage banking revenue increased by 17% compared to the same period in 1998. The increased amortization of mortgage servicing rights was necessary because of a continued high level of prepayments within the serviced loan portfolio. United has not recorded any mortgage servicing assets on the balance sheet since year-end 1998 (loans are sold with the servicing rights released to the purchaser). Management expects the amortization of mortgage servicing rights to decline during the second half of 1999 due to recent increases in mortgage interest rates and resulting decreases in prepayment activity.

         Other non-interest income totaled $1.6 million for the six months ended June 30,1999, an increase of $674 thousand, or 70%, compared to the same period in 1998. Excluding a gain on the sale of loans of $45 thousand recognized during the first quarter of 1999, other non-interest income increased by 65% for the first six months of 1999. The increase in other non-interest income, exclusive of the gain on the sale of loans, is attributed to revenue increases in several areas. Trust and brokerage revenue increased by $126 thousand, or 86%, compared with the same period in 1998. This increase is attributed to the increase in trust assets under management resulting from management's strategic focus on trust sales opportunities to current United customers and prospective customers in United's market areas. Credit insurance revenue for the first six months of 1999 totaled $466 thousand, an increase of 134% compared to the same period in 1998. This improvement is primarily attributed to continued loan growth at United's consumer finance company subsidiary, United Family Finance Company, which opened its fourth branch office in December, 1998 and introduced an employee performance incentive plan for credit insurance sales in January 1999. ATM related revenues increased by $89 thousand, or 67%, compared to the same period in 1998, primarily the result of increases in the number of off-site ATMs deployed and the surcharge for foreign withdrawal transactions. The improvement in other non-interest income also reflects earnings of approximately $236 thousand on life insurance contracts purchased by United in December 1998.

NON-INTEREST EXPENSE

           For the six months ended June 30, 1999, non-interest expense totaled $23.6 million, an increase of $4.3 million, or 22%, from the same period in 1998. The efficiency ratio, which is a measure of operating expenses as a percentage of operating revenues excluding one-time gains, was 68.2% for the six months ended June 30,1999, compared to 68.3% for the same period in 1998. Total non-interest expense for the quarter ended June 30, 1999 was $12.4 million, an increase of 22% over the same period in 1998.

          The increase in non-interest expense is primarily attributed to United's recent internal growth, which includes: the opening or acquisition of four new branch offices; acquisition of Adairsville; the addition of several new senior management positions; and, the purchase of new computer equipment that is utilized throughout the entire company since June, 1998. Comparing the six month period ended June 30, 1999 with the same period in 1998, compensation and benefit expense increased $2.3 million, or 21%; total occupancy expense (which includes equipment expense) increased $1.0 million, or 34%; and, total other operating expense increased $991 thousand, or 18%.

INCOME TAXES

          Income tax expense increased by $341 thousand, or 12.1%, during the first six months of 1999 as compared to the same period in 1998. The effective tax rate for the six months ended June 30, 1999 was 33.2%, compared to 33.8% for comparable 1998 period. The decrease in the effective tax rate is primarily attributed to an increase in the relationship of tax-exempt interest income to total pre-tax income for the first six months of 1999 as compared to the same period in 1998.


SECURITIES

         Average securities for the first six months of 1999 were $433 million, an increase of $210 million, or 94%, over the comparable 1998 period. This significant increase is primarily attributed to United's leverage program which was initiated during the fourth quarter of 1998 and designed to make optimal utilization of United's assets and capital. This program provides for using borrowed funds (principally FHLB advances) secured by mortgage loans and securities to purchase additional securities. The securities purchased in conjunction with the leverage program are primarily mortgage-backed securities, including collateralized mortgage obligations. The leverage program generates additional income for United by virtue of the positive spread between the leverage assets and associated borrowings. As of June 30, 1999, United had $152 million of securities and related borrowings as a result of the leverage program, compared with $75 million at year-end 1998. Management expects the leverage program to represent between 8% and 12% of total consolidated assets during the remainder of 1999.

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

LOANS

          United experienced annualized loan growth of 34% for the six month period ended June 30, 1999. Total loans, net of unearned income, totaled $1.17 billion at June 30, 1999, compared to $1.00 billion at December 31, 1998. The loan growth experienced during the first six months of 1999 is attributed to continued robust economic conditions in United's market areas and corresponding strong demand for residential construction, residential mortgage and consumer loans. Average loans (including mortgage loans held for sale) for the six months ended June 30, 1999 were $1.08 billion compared to $857 million for the comparable 1998 period, representing an increase of 26%. The average tax-equivalent yield on loans for the six months ended June 30, 1999 was 9.73%, compared to 10.39% for the same period in 1998. This decline is primarily attributed a general decrease in market interest rates during the fourth quarter of 1998, which included a reduction in the prime rate from 8.00% to 7.75%, in addition to continued competitive pricing pressures.

ASSET QUALITY

         Non-performing assets, which include non-accrual loans, loans past-due 90 days or more and still accruing interest and other real estate owned totaled $2.5 million at June 30, 1999, compared to $1.4 million at December 31, 1998. Excluding assets acquired from Adairsville, total non-performing assets at June 30, 1999 were $1.7 million. Non-performing loans at June 30, 1999 consist primarily of loans secured by real estate that are generally well secured and in the process of collection. Other real estate owned at June 30, 1999 totaled $201 thousand, compared to $376 thousand at December 31, 1998, and comprised four properties.

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

TABLE 5 - NON-PERFORMING ASSETS
(IN THOUSANDS)

                                                            June 30,      December 31,     June 30,
                                                              1999            1998           1998
                                                         -----------------------------------------------
Non-accrual loans                                     $            1,865            518           1,388
Loans past due 90 days or more and
    still accruing                                                   458            464             568
                                                         -----------------------------------------------
    Total non-performing loans                                     2,323            982           1,956
Other real estate owned                                              201            376             567
                                                         ===============================================
     Total non-performing assets                      $            2,524          1,358           2,523
                                                         ===============================================

Total non-performing loans as a percentage
     of total loans                                                0.20%          0.10%           0.22%
Total non-performing assets as a percentage
     of total assets                                               0.14%          0.09%           0.20%



            As of June 30, 1999 United had approximately $4.8 million of outstanding loans that were not included in the past-due or non-accrual categories, but for which management had knowledge that the borrowers were having financial difficulties. Although these difficulties are serious enough for management to be uncertain of the borrowers' ability to comply with the original repayment terms of the loans, no losses are anticipated at this time in connection with them based on current market conditions, cash flow generation and collateral values. These loans are subject to routine management review and are considered in determining the adequacy of the allowance for loan losses.

           The allowance for loan losses ("ALL") at June 30, 1999 totaled $15.2 million, an increase of $3.3 million, or 28%, from December 31, 1998. The ALL acquired from Adairsville represented $1.8 million of the total $3.3 million increase. Although the level of non-performing loans within the Adairsville portfolio was considerably higher than United (as a percentage of total loans), a thorough due diligence review of the portfolio was conducted by United prior to closing. Management believes that the ALL recorded on the balance sheet of Adairsville as of the date of acquisition sufficient.

         The ratio of ALL to total loans at June 30, 1999 was 1.30%, compared with 1.36% at March 31, 1999 and 1.19% at December 31, 1998. Of the total 11 basis point increase since year-end 1998, substantially all is the result of acquiring the $1.8 million of ALL of Adairsville discussed above. At June 30, 1999 and December 31, 1998 the ratio of ALL to total non-performing loans was 655% and 1215%, respectively.

         The following table provides an analysis of the changes in the ALL for the six months ended June 30, 1999 and 1998.

Table 6 -  Summary of Loan Loss Experience
(in thousands)

                                                                       Six Months Ended
                                                                          June 30
                                                                     1999          1998
                                                              -----------------------------
Balance beginning of period                                $        11,929          10,352
Provision for loan losses                                            1,798           1,038
Balance acquired from subsidiary at acquisition                       1,822               -
Loans charged-off                                                     (552)           (622)
Charge-off recoveries                                                  215             300
                                                              -----------------------------
Net charge-offs                                                       (337)           (322)
                                                              -----------------------------
Balance end of period                                      $        15,212          11,068
                                                              =============================


                                                                June 30,     December 31,
Total loans:                                                      1999          1998
   At period end                                           $     1,166,496         999,871
   Average (six months for 1999)                           $     1,073,313         899,957
As a percentage of average loans:
   Net charge-offs (annualized basis for 1999)                       0.06%           0.09%
   Provision for loan losses (annualized basis for 1999)             0.34%           0.26%
Allowance as a percentage of period end loans                        1.30%           1.19%
Allowance as a percentage of non-performing loans                     655%           1215%


         Management believes that the ALL at June 30, 1999 is sufficient to absorb losses inherent in the loan portfolio, including the loan portfolio acquired from Adairsville. This assessment is based upon the best available information and does involve a degree of uncertainty and matters of judgement. Accordingly, the adequacy of the loan loss reserve cannot be determined with precision and could be susceptible to significant change in future periods. Further discussion of the allowance for loan losses is included in the YEAR 2000 section of this discussion.


DEPOSITS AND BORROWED FUNDS

           Total average non-interest bearing deposits for the six months ended June 30, 1999 were $155 million, an increase of $37 million, or 32%, from the same period in 1998. For the six months ended June 30, 1999, total average interest bearing deposits were $1.1 billion, an increase of $169 million, or 19%, from the comparable 1998 period. United acquired $31.6 million of total deposits with the Adairsville transaction, of which $4.5 million were non-interest bearing and $27.1 were interest bearing.

           Total average borrowed funds for the six months ended June 30, 1999 were $315 million, an increase of $243 million, or 335%, from the comparable 1998 period. Most of this increase is attributed to increased net borrowings from the FHLB. Approximately 62% of the increase in average borrowed funds is in conjunction with United's leverage program and used to fund the purchase of investment securities classified as available for sale. The remaining borrowings were primarily used to fund loan growth. At June 30, 1999, United had aggregate FHLB borrowings of approximately $235 million.

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

         At June 30, 1999, United's simulation model indicated that net interest income would increase by 3.4% if interest rates increased by 200 basis points and would decrease by 3.3% if interest rates fell by the same amount. Both of the simulation results are within the limits of United's policy, which permits an expected net interest income impact within a range of plus 10% and minus 10% for any 200 basis point increase or decrease in rates.

          In order to assist in achieving a desired level of interest rate sensitivity, United has entered into off-balance sheet contracts that are considered derivative financial instruments. Derivative financial instruments can be a cost and capital effective means of modifying the repricing characteristics of on-balance sheet assets and liabilities. United requires that all contract counterparties have an investment grade or better credit rating. These contracts include interest rate swap contracts in which United pays a variable rate based on Prime Rate and receives a fixed rate on a notional amount, and interest rate cap contracts for which United pays an up-front premium in exchange for a variable cash flow if interest rates exceed the cap rate. At June 30, 1999 United had two cap contracts each with a notional amount of $10 million and maturity dates of September 2003 and January 2004, respectively. The following table presents United's swap contracts as of June 30, 1999.

TABLE 7 - SWAP CONTRACTS AS OF JUNE 30, 1999
(IN THOUSANDS)

                             NOTIONAL      RATE        RATE         FAIR
         Maturity             Amount     Received      Paid         Value
             April 2, 2001       15,000       8.41%       7.75%           (72)
             April 5, 2001       10,000       9.50%       7.75%           129
               May 8, 2001       10,000       8.26%       7.75%           (82)
              June 7, 2001       10,000       8.69%       7.75%            (4)
             June 24, 2002       40,000       9.02%       7.75%           107
         December 23, 2002       10,000       9.19%       7.75%            51
                           ===================================================
Total/weighted average           95,000       8.88%       7.75%           129
                           ===================================================


         Effective January 1, 1999, United adopted SFAS No. 133, which requires that all derivative financial instruments be included and recorded at fair value on the balance sheet. Management expects all derivative financial instruments utilized by United for interest rate risk management to qualify as effective cash flow hedges under the provisions of SFAS No. 133. This provides for any gain or loss (net of tax) to be recorded as a component of other comprehensive income in the equity section of the balance sheet. At June 30, 1999, United's derivative financial instruments had an aggregate positive fair market value of $520 thousand. This market valuation is recorded, net of tax, as a component of other comprehensive income on the balance sheet in the amount of $343 thousand.

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


CAPITAL RESOURCES AND LIQUIDITY

         The following table shows United's capital ratios, as calculated under regulatory guidelines, compared to the regulatory minimum capital ratio and the regulatory minimum capital ratio needed to qualify as a "well-capitalized" institution at June 30, 1999 and December 31, 1998:

Table 8 - Capital Ratios

                                             June 30,  December 31,
                                              1999        1998

Leverage Ratio                                5.89%        7.06%
   Regulatory minimum                         3.00%        4.00%
   Well-capitalized minimum                   5.00%        5.00%
Tier I risk-based capital                     8.65%        9.52%
   Regulatory minimum                         4.00%        4.00%
   Well-capitalized minimum                   6.00%        6.00%
Total risk-based capital                     10.20%       11.00%
   Regulatory minimum                         8.00%        8.00%
   Well-capitalized                          10.00%       10.00%



          The decline in the leverage and risk-based capital ratios during 1999 indicated in the table above are primarily due to the asset growth of $310 million, or 21%, experienced by United since December 31, 1998. United's leverage program that was implemented during the fourth quarter of 1998 and is discussed earlier in this report in the SECURITIES section resulted in the addition of $77 million of the asset growth since year-end 1998. During this period of time, the only significant change in equity capital, exclusive of changes in accumulated other comprehensive income, was the retention of approximately 88% of net income.

         The accumulated other comprehensive income ("AOCI") component of capital as of June 30, 1999 represented a reduction in capital of $3.2 million, compared with an increase in capital of $1.3 million at year-end 1999. The primary reason for the net decrease in AOCI was the increase in bond market interest rates during the second quarter of 1999 that reduced the market value of United's securities portfolio. United classifies all securities as "available for sale," which requires that the difference between book value and market value (net of tax) be recorded as a component of AOCI. A consolidated statement of other comprehensive income is included in Part I Item I of this report.

         Management believes that it is in the best interests of United's shareholders to make optimal use of United's capital by maintaining capital levels that meet the regulatory requirements for "well-capitalized"status but do not result in a significant level of excess capital that is not utilized.

          United is currently paying dividends on a quarterly basis and expects to continue making such distributions in the future if results from operations and capital levels are sufficient. The following table presents the cash dividends declared in the first and second quarters of 1999 and 1998 and the respective payout ratios as a percentage of net income.

TABLE 9 - DIVIDEND PAYOUT INFORMATION

                             1999                         1998
                     DIVIDEND    PAYOUT %          DIVIDEND  PAYOUT %
First quarter      $        0.05       11.9%    $     0.0375       10.4%
Second quarter     $        0.05       11.4%    $     0.0375        9.6%




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


         The Federal Financial Institutions Examination Council (FFIEC) issued a statement entitled "Year 2000 Project Management Awareness" in May, 1997. This statement established key milestones that banks and other financial institutions must meet with regard to Year 2000 testing and remediation. The following table sets forth each deadline contained in this statement and where United stands, as of June 30, 1999, with respect to meeting each deadline.


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


December 31,  1998         Testing of internal mission-critical        Completed
                           Completed  systems  substantially
                           complete.


March 31, 1999             External testing with material third        Completed
                           parties begins.

June 30, 1999              Testing of all mission-critical systems     Completed
                           completed and corrective actions
                           substantively completed.

         The FFIEC has, under its bank supervisory authority, developed a multi-phase examination process to determine if banks are complying with the provisions of the awareness statement described above. United intends to comply with all regulatory requirements established by banking regulatory agencies.

         As is the case with many financial institutions, United is dependent on third parties to provide systems used in daily operations. Examples include, but are not limited to, firms that provided both mainframe and desktop computer hardware, bank processing software that tracks loans and deposits, telecommunications services, check clearing and electrical utilities. Even though many providers of these products have advised that they are Year 2000 compliant, United has performed an independent testing and validation to confirm that this is the case for each product as it is installed and used in United's operations. Generally speaking. In addition, United has requested all providers of hardware, software, processing services and other systems that are date-sensitive to provide written certification of the Year 2000 status for their product or service. The following table sets forth United's significant material relationships with third parties that, in the opinion of management, could potentially result in business interruption if the product or service provided is not Year 2000 compliant. This table is not intended to itemize all relationships with third-party service providers.


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


EXPECTED COSTS ASSOCIATED WITH ADDRESSING YEAR 2000

         As part of United's initiative to assess its state of readiness with regard to Year 2000, a budget was developed by the Year 2000 Committee. The budget is divided into five distinct categories:

                  Consulting     -     costs  incurred with the  engagement of
                                       third-party   consultants   and  solution
                                       providers  assisting  management with the
                                       Year  2000   project,   to   review   and
                                       negotiate    contracts    and   insurance
                                       coverage   and  to   perform   audits  of
                                       United's  state of readiness for the Year
                                       2000.

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


         The following table sets forth United's budget for the Year 2000 issue and actual amounts expended as of June 30, 1999. All amounts shown are pre-tax. In addition, the table indicates the percentage of each budget line item (as described above) that is expected to be recognized as current period expense and the percentage that is expected to be recorded as a new asset with expense recognized over the useful life of the asset through charges to depreciation expense.

Table 10 - Year 2000 Budget
(in thousands)

                                                  Actual Costs       % of Budget
                                  % of Total    Incurred as of     Expended as of             % of Cost to Be
                           Budget    Budget         30-Jun-99         30-Jun-99           Expensed     Amortized
                    ---------------------------------------------------------------   ---------------------------
Consulting          $          175         9%               34                 19%             100%            0%
Inventory                       70         4%               60                 86%             100%            0%
Testing                         82         4%               28                 34%             100%            0%
Remediation                  1,520        80%            1,344                 88%              15%           85%
Resources                       53         3%               18                 34%             100%            0%
                    ----------------------------------------------------------------  ---------------------------
   Total            $        1,900       100%            1,484                 78%              12%           88%
                     ===============================================================  ============================




         In accordance with recently issued accounting guidelines on how Year 2000 costs should be recognized for financial statement purposes, United intends to recognize as current period expense all costs associated with the consulting, inventory, testing and resources components of the Year 2000 budget. The costs associated with remediation, which comprise approximately 80% of the Year 2000 budget, are primarily related to the installation of a new wide-area desktop computer network (WAN) that replaced virtually all of the desktop computers, file servers and peripheral equipment currently in use. In addition to being Year 2000 compliant, the new WAN will provides United with a uniform standard desktop computer configuration, internal and external e-mail capability, internet access and savings on telephone communication costs through utilization of the WAN communications backbone for voice communication. United intends to leverage this new WAN technology to increase the levels of employee productivity and improve operating efficiency. The costs of the WAN component of the Year 2000 remediation budget will be recognized over a useful life of three years at a cost of approximately $450 thousand per year starting in the first quarter of 1999. This annual cost does not include any of the anticipated annual savings of approximately $180 thousand that the United expects to achieve through improved operating efficiency and reduced telecommunications costs over the next three years.

         United expects to fund the costs associated with preparing for Year 2000 out of its normal operating cash flows. No major information technology initiatives have been postponed as a result of Year 2000 preparation that would have a material impact on United's financial condition or results of operations.

MATERIAL RISKS ASSOCIATED WITH UNITED'S YEAR 2000 ISSUES

         CREDIT RISK - United, in the conduct of its ordinary operations, extends credit to individuals, partnerships and corporations. The extension of credit to businesses is based upon an evaluation of the borrower's ability to generate cash flows from operations sufficient to repay principal and interest, in addition to meeting the operating needs of the business. Failure of one of United's business borrowers to adequately prepare for the impact a Year 2000 failure could potentially impair its ability to repay the loan. An example of this would be a loan to a building supply store that has computer accounting systems that fail to recognize Year 2000 and, consequently, are unable to calculate and bill accounts receivable in January 2000. This failure would most likely have a negative impact on the customer's cash flow and, consequently, their ability to repay the loan in accordance with its original terms. United's exposure to Year 2000 credit risk is somewhat mitigated by the fact that only 9% of the $1 billion in outstanding loans are to commercial enterprises.

         In order to assess the Year 2000 risk within the loan portfolio, United's credit administration department developed a risk determination process to determine if any borrower with total debt of $100 thousand or more is dependent upon computer technology. Specifically, this process selectively identified business borrowers (including self-employed individuals) that rely on computer technology or use a supply chain that includes vendors that rely on computer technology. After these borrowers were identified, the loan officer responsible for each account completed a survey that includes 30 questions that examine four key components of Year 2000 preparedness: Project Planning; Staffing and Resources; Budget; and Contingency Planning. Based on the results of the survey questions the account officer rated each borrower as a "low," "medium" or "high" risk for Year 2000. The completed surveys and ratings were then independently reviewed by United's Loan Review Department, which had authority to request additional information from the borrower and, if necessary, change the Year 2000 risk rating. As of June 30, 1999 the survey, rating and review process was substantially completed; however, individual credit relationships will be reviewed throughout the remainder of 1999 as needed. The survey results indicated that approximately 45%, 48% and 6% of the total aggregate credit exposure for surveyed borrowers were rated low, medium and high Year 2000 risks, respectively.

          Management believes that the allowance for loan losses at June 30, 1999 is sufficient to absorb losses inherent in the loan portfolio, including losses related to failure of borrowers to adequately prepare the direct and indirect impact a Year 2000 computer failure may have on their business. However, additional charges to the provision for loan loss will be made if, in the estimation of management, the increased risk for loan loss related to Year 2000 is not adequately provided for in the allowance for loan losses as of any balance sheet date.

         LIQUIDITY RISK - is the risk to United's earnings and capital arising from an inability to raise sufficient cash to meet obligations as they come due. This risk is a very significant one for United since its primary business is banking, which involves taking deposits that are generally due upon demand. Since United uses these deposits to fund loans and purchase investment securities, a dramatic increase in deposit withdrawals because of Year 2000 problems specific to United or of a more general nature could have an adverse impact on United. Specifically, United could be forced to liquidate investments under adverse market conditions (that is, to sell at a loss) in order to fund a significantly higher level of deposit withdrawal activity. United is assessing its liquidity risk by running various scenarios of deposit withdrawals coincident with the turn of the century, ranging from normal activity to what could be reasonably expected in a panic situation. Although estimates of deposit withdrawals related to Year 2000 vary widely, management is currently performing analyses to project cash requirements at individual branch locations under a variety of scenarios.

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

         A core business process is, for the purposes of United's Year 2000 contingency planning, defined as a group of interrelated tasks performed as a basic and integral part of United's daily operation. Examples of core business processes include posting of payments on loans and processing of checks, both which require a complex infrastructure of hardware, software, communications and power. Core business processes are further defined by potential impact on United and its operations. "Mission Critical" core business processes are those which, if not functioning properly because of failure to recognize Year 2000, will most likely cause an immediate loss of revenue and crisis-level customer service problems that could damage United's reputation. United's Year 2000 Committee has developed specific contingency plans that detail precisely how the "most likely worst-case scenarios" resulting from system failure will be handled. The objective of contingency planning is not to duplicate the complete functionality of failed systems, but, rather to identify the most economical means of resuming a minimally acceptable level of service in as short a time as possible.

Part II.   Other Information

Item 1.    Legal Proceedings - None

Item 2.   Changes in Securities - None

Item 3.   Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Securities Holders

          a. United Community Banks, Inc. 1999 Annual Meeting of Stockholders was held on April 15, 1999.

          b. The following directors were elected to serve a term until the next annual meeting and election:

                           Billy M. Decker
                           Thomas C. Gilliland
                           Robert L. Head, Jr.
                           Charles E. Hill
                           Hoyt O. Holloway
                           P. Deral Horne
                           John R. Martin
                           Clarence W. Mason, Sr.
                           Zell B. Miller
                           W. C. Nelson, Jr.
                           Charles E. Parks
                           Jimmy C. Tallent

                           A total of 5,650,013 shares were voted for and 15,185 shares voted to withhold authority for the election of the above slate of directors. The affirmative votes represented 76.42% of the total shares outstanding and eligible to vote.

                           There were no other matters presented for a vote at the 1999 Annual Meeting.


Item 5.  Other Information - None

Item 6. Exhibits and Reports of Form 8-K

         Exhibit 27 - Financial  Data  Schedule
         There were no reports filed on Form 8-K for the period.

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



                                          UNITED COMMUNITY BANKS, INC.


                                          By: /s/ Jimmy C. Tallent
                                             Jimmy C. Tallent, President
                                             (Principal Executive Officer)


                                           Date:  August 6, 1999



                                          By  /s/ Christopher J. Bledsoe
                                             Christopher J. Bledsoe
                                             Chief Financial Officer
                                             (Principal Financial Officer)


                                           Date:  August 6, 1999


                                           By /s/ Patrick J. Rusnak
                                             Patrick J. Rusnak
                                             Controller
                                             (Principal Accounting Officer)


                                            Date:  August 6, 1999