Form 10-Q
period 1999-09-30
UNITED COMMUNITY BANKS INC
filed 1999-11-15
CIK 857855

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                for the Quarterly Period Ended September 30, 1999

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            for the Transition Period From ___________ to ___________

                         Commission File Number 0-21656


                          UNITED COMMUNITY BANKS, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

             Georgia                                   58-180-7304
      -----------------------             ------------------------------------
     (State of Incorporation)             (I.R.S. Employer Identification No.)

     P.o. Box 398, 59 Highway 515
     Blairsville, Georgia                                     30512
--------------------------------------                      ----------
Address of Principal Executive Offices                     (Zip Code)

                                 (706 ) 745-2151
                               -------------------
                               (Telephone Number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [x] no [ ]

             Common stock, par value $1 per share: 8,034,268 shares
                       outstanding as of November 12, 1999

                                      INDEX

Part I Financial Information

         Item 1. Financial Statements

              Consolidated Balance Sheets (Unaudited) At September 30, 1999 and
                  December 31, 1998

              Consolidated Statements of Income (Unaudited) for the Three Months
                  and Nine Months Ended September 30, 1999 and 1998

              Consolidated  Statements  of Cash Flows  (Unaudited)  for the Nine
                  Months Ended September 30, 1999 and 1998

              Consolidated Statements of Comprehensive Income (Unaudited) for
                  the Three Months and Nine Months Ended September 30, 1999 and 1998

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

  PART I ITEM I - STATEMENTS

 UNITED COMMUNITY BANKS, INC.  AND  SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS (UNAUDITED)

----------------------------------------------------------------------------------------------------
                                                                     September 30,       December 31,
 (in thousands)                                                           1999              1998
----------------------------------------------------------------------------------------------------
 ASSETS

   Cash and due from banks                                        $         110,555          51,102
   Federal funds sold                                                        13,780          13,010
----------------------------------------------------------------------------------------------------
       Cash and cash equivalents                                            124,335          64,112
----------------------------------------------------------------------------------------------------

   Securities held to maturity (estimated fair value of
       $60,018 at December 31, 1998)                                              -          58,306
   Securities available for sale                                            521,733         333,787
   Mortgage loans held for sale                                               3,453           8,129
   Loans, net of unearned income                                          1,335,406       1,061,166
        Less: Allowance for loan losses                                     (16,765)        (12,680)
----------------------------------------------------------------------------------------------------
             Loans, net                                                   1,318,641       1,048,486
----------------------------------------------------------------------------------------------------

   Premises and equipment, net                                               46,400          41,247
   Accrued interest receivable                                               17,950          14,019
   Other assets                                                              27,848          23,313
----------------------------------------------------------------------------------------------------
            Total assets                                          $       2,060,360       1,591,399
====================================================================================================


 LIABILITIES AND STOCKHOLDERS' EQUITY

   Deposits:
        Demand                                                    $         191,671         152,201
        Interest bearing demand                                             326,025         295,549
        Savings                                                              74,746          65,323
         Time                                                               994,090         725,250
----------------------------------------------------------------------------------------------------
              Total deposits                                              1,586,532       1,238,323
----------------------------------------------------------------------------------------------------

    Accrued expenses and other liabilities                                   10,454          20,089
    Federal funds purchased and repurchase agreements                        43,518          26,520
    Federal Home Loan Bank advances                                         284,789         186,854
    Long-term debt and other borrowings                                      15,606           1,277
    Convertible subordinated debentures                                       3,500           3,500
     Trust Preferred Securities                                              21,000          21,000
----------------------------------------------------------------------------------------------------
         Total liabilities                                                1,965,399       1,497,563
----------------------------------------------------------------------------------------------------

 Stockholders' equity:
      Preferred Stock                                                             -               -
     Common stock, $1 par value; 10,000,000 shares authorized;
        8,034,268 and 8,003,949 shares issued and outstanding                 8,034           8,004
     Capital surplus                                                         30,186          29,999
     Retained earnings                                                       62,754          54,500
     Accumulated other comprehensive income                                  (6,013)          1,333
----------------------------------------------------------------------------------------------------
         Total stockholders' equity                                          94,961          93,836
----------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------
         Total liabilities and stockholders' equity               $       2,060,360       1,591,399
====================================================================================================

See notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)

                                                                     For the Three Months                 For the Nine Months
                                                                     Ended September 30,                  Ended September 30,
 (in thousands, except per share data)                             1999               1998             1999               1998
---------------------------------------------------------------------------------------------------------------------------------
 INTEREST INCOME:
     Interest and fees on loans                             $           31,122            25,737         86,367           72,542
     Interest on federal funds sold                                        340               547            970            1,287
     Interest on investment securities:                                      -                 -                               -
          Taxable                                                        6,674             2,988         17,950            8,614
          Tax exempt                                                       995               853          2,884            2,358
---------------------------------------------------------------------------------------------------------------------------------
              Total interest income                                     39,131            30,125        108,171           84,801
---------------------------------------------------------------------------------------------------------------------------------

 INTEREST EXPENSE:
     Interest on deposits:
           Demand                                                        3,036             2,689          9,040            7,325
           Savings                                                         528               396          1,470            1,100
           Time                                                         12,679            10,562         33,665           31,023
      Notes payable, subordinated debentures, federal                                          -                               -
           funds purchased and FHLB advances                             4,600             1,645         12,442            4,009
      Trust Preferred Securities                                           438               344          1,289              344
---------------------------------------------------------------------------------------------------------------------------------
          Total interest expense                                        21,281            15,636         57,906           43,801
---------------------------------------------------------------------------------------------------------------------------------
          Net interest income                                           17,850            14,489         50,265           41,000
 Provision for loan losses                                               1,086               627          3,064            1,785
---------------------------------------------------------------------------------------------------------------------------------
          Net interest income after provision for loan losses           16,764            13,862         47,201           39,215
---------------------------------------------------------------------------------------------------------------------------------

 NONINTEREST INCOME:
     Service charges and fees                                            1,327             1,053          3,767            3,075
     Securities gains (losses), net                                        (31)               43            (21)             218
     Mortgage loan and related fees                                        393               462          1,263            1,342
     Other non-interest income                                             883               580          2,647            1,607
---------------------------------------------------------------------------------------------------------------------------------
          Total noninterest income                                       2,572             2,138          7,656            6,242
---------------------------------------------------------------------------------------------------------------------------------
-
 NONINTEREST EXPENSE:
     Salaries and employee benefits                                      8,255             6,229         22,450           18,013
     Occupancy                                                           2,902             1,743          7,175            4,933
     Other noninterest expense                                           4,344             3,003         11,145            8,701
---------------------------------------------------------------------------------------------------------------------------------
          Total noninterest expense                                     15,501            10,975         40,770           31,647
--------------------------------------------------------------------------------------------------------------------------------
     Income before income taxes                                          3,835             5,025         14,087           13,810
 Income taxes                                                            1,225             1,704          4,693            4,690
---------------------------------------------------------------------------------------------------------------------------------
         NET INCOME                                         $            2,610             3,321          9,394            9,120
=================================================================================================================================
   Basic earnings per share                                 $             0.33              0.41           1.17             1.15
   Diluted earnings per share                               $             0.32              0.41           1.15             1.13

   Average shares outstanding                                            8,031             8,004          8,016            7,962
   Diluted average shares outstanding                                    8,340             8,285          8,312            8,231

See notes to consolidated financial statements.

 UNITED COMMUNITY BANKS, INC. & SUBSIDIARIES
 Consolidated Statements of Cash Flows (Unaudited)

                                                                     For the Nine Months Ended
                                                                           September 30,
                                                                        1999          1998
                                                                   -----------------------------
                                                                             (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                     $          9,394         9,120
  Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
      Depreciation, amortization and accretion                              3,916         1,985
      Provision for loan losses                                             3,064         1,785
      Loss (gain) on sale of investment securities                             21          (218)
      Change in assets and liabilities, net of purchase acquisitions:                         -
          Interest receivable                                              (3,645)       (1,963)
          Other assets                                                     (3,408)         (323)
          Accrued expenses and other liabilities                              123         3,029
  Change in mortgage loans held for sale                                                 (2,334)
                                                                   -----------------------------
              NET CASH PROVIDED BY OPERATING ACTIVITIES                    14,141        11,081
                                                                   -----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES, NET OF PURCHASE ACQUISITIONS:
    Proceeds from maturities and calls of securities held to maturity           -        21,020
    Purchases of securities held to maturity                                    -       (13,095)
    Proceeds from sales of securities available for sale                    4,554        14,364
    Proceeds from maturities and calls of securities available for sale    72,008        37,882
    Purchases of securities available for sale                           (205,170)     (122,401)
    Purchase of life insurance contracts                                   (8,100)            -
    Net increase in loans                                                (259,022)     (129,724)
    Net cash inflow (outflow) for branch and bank acquisitions             (2,248)            -
    Proceeds from sale of other real estate                                   391           113
    Purchase of bank premises and equipment                                (1,533)      (10,362)
                                                                   -----------------------------
              NET CASH USED IN INVESTING ACTIVITIES                      (399,120)     (202,203)
                                                                   -----------------------------

CASH FLOWS FROM FINANCING ACTIVITIES, NET OF PURCHASE ACQUISITIONS:
    Net change in demand and savings deposits                              62,666       100,443
    Net change in time deposits                                           253,951        55,052
    Net change in federal funds purchased and
         repurchase agreements                                             16,998       (33,421)
    Net change in FHLB advances                                            97,935        49,203
    Net change in long-term debt and other borrowings                      14,329         7,325
    Proceeds from exercise of stock options                                   371           119
    Proceeds from issuance of common stock                                      -         1,560
    Dividends paid                                                         (1,048)         (811)
                                                                   -----------------------------
              NET CASH PROVIDED BY FINANCING ACTIVITIES                   445,202       179,470
                                                                   -----------------------------

Net change in cash and cash equivalents                                    60,223       (11,652)
Cash and cash equivalents at beginning of period                           64,112        71,387
                                                                   -----------------------------

Cash and cash equivalents at end of period                       $        124,335        59,735
                                                                   =============================

 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period
    for:
       Interest                                                  $         56,016        43,590
       Income Taxes                                              $          3,615         4,131

 UNITED COMMUNITY BANKS, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

                                                                      FOR THE THREE MONTHS           FOR THE NINE MONTHS
                                                                       ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                                                                   ---------------------------    -------------------------
                                                                      1999           1998            1999          1998
                                                                   ------------   ------------    -------------------------
 Net income                                                      $       2,610          3,321          9,394         9,120

 Other comprehensive income, before tax:
     Unrealized holding gains (losses) on investment securities         (3,481)         2,066        (11,963)        2,149
      Unrealized gains (losses) on cash-flow hedge derivatives            (432)             -             88             -
     Less reclassification adjustment for gains (losses) on
         securities available for sale                                     (31)            43            (21)          218
                                                                   ------------   ------------    -------------------------
     Total other comprehensive income (loss), before tax                (3,882)         2,023        (11,854)        1,931
                                                                   ------------   ------------    -------------------------

 INCOME TAX EXPENSE (BENEFIT) RELATED TO OTHER
     COMPREHENSIVE INCOME
     Unrealized holding gains (losses) on investment securities         (1,323)           785         (4,546)          817
     Unrealized gains (losses) on cash-flow hedge derivatives             (147)             -             30             -
     Less reclassification adjustment for gains (losses) on
         securities available for sale                                     (12)            16             (8)           83
                                                                   ------------   ------------    -------------------------
     Total income tax expense (benefit) related to other
        comprehensive income (loss)                                     (1,458)           769         (4,508)          734
                                                                   ------------   ------------    -------------------------
     Total other comprehensive income (loss), net of tax                (2,424)         1,254         (7,346)        1,197
                                                                   ------------   ------------    -------------------------
          Total comprehensive income (loss)                       $         186          4,575          2,048        10,317
                                                                   ============   ============    =========================

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


NOTE 2 - ACQUISITIONS


On June 3, 1999, United entered into a definitive agreement to merge with 1st Floyd Bankshares, Inc. ("Floyd") in Rome, Georgia, in a tax-free stock exchange. The merger was completed on August 27, 1999, and United issued 632,890 shares of common stock in connection with the transaction. This merger was accounted for as a pooling of interests, and accordingly, all of the financial statements and performance ratios contained in this report have been restated to include the results of Floyd for all periods presented.

On January 21, 1999, United entered into a definitive agreement to acquire the stock of Adairsville Bancshares, Inc. ("Adairsville") in Bartow County, Georgia, for cash consideration of $7.1 million. This acquisition was closed during March 1999. Effective April 1, 1999, Adairsville's results of operations were included in United's consolidated statements of income. The Adairsville acquisition was accounted for as a purchase. United recorded a goodwill asset in conjunction with this acquisition of approximately $3.2 million that will be recognized through charges to expense over a term of 15 years beginning in April, 1999.



NOTE 3 -  RECENTLY ISSUED ACCOUNTING STANDARDS


In 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for hedging activities and for derivative instruments including derivative instruments embedded in other contracts. It requires the fair value recognition of derivatives as assets or liabilities in the financial statements. The accounting for the changes in the fair value of a derivative depends on the intended use of the derivative instrument at inception. Instruments used as fair value hedges account for the change in fair value in the income of the period simultaneous with accounting for the fair value change of the item being hedged. Cash flow hedges account for the change in fair value of the effective portion in comprehensive income rather than income, and foreign currency hedges are accounted for in comprehensive income as part of the translation adjustment. Derivative instruments that are not intended as a hedge account for the change in fair value in the income of the period of the change. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999, but initial application of the statement must be made as of the beginning of the quarter. At September 30, 1999, United's derivative financial instruments had a positive fair market value of $88 thousand. This market valuation was recorded, net of tax, as a component of other comprehensive income on the balance sheet in the amount of $58 thousand.

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

NOTE 4  -  EARNINGS PER SHARE (UNAUDITED)

                                                               For the Three Months         For the Nine Months
                                                               Ended September 30,          Ended September 30,
(In thousands, except per share data)                          1999           1998          1999           1998
---------------------------------------------------------------------------------------------------------------------

   Basic earnings per share:
   Weighted average shares outstanding                             8,031          8,004         8,016          7,962
   Net income                                            $         2,610          3,321         9,394          9,120
   Basic earnings per share                              $          0.33           0.41          1.17           1.15

Diluted earnings per share:
    Weighted average shares outstanding                            8,031          8,004         8,016          7,962
     Net effect of the assumed exercise of
         stock options based on the treasury
         stock method using average market
         price for the period                                        169            141           156            129

    Effect of conversion of subordinated debt                        140            140           140            140
                                                           ----------------------------------------------------------

    Total weighted average shares and common
        stock equivalents outstanding                              8,340          8,285         8,312          8,231

    Net income, as reported                              $         2,610          3,321         9,394          9,120
    Income effect of conversion of subordinated
       debt, net of tax                                  $            46             48           132            142
                                                           ----------------------------------------------------------
    Net income, adjusted for effect of conversion
        of subordinated debt, net of tax                 $         2,656          3,369         9,526          9,262
                                                           ==========================================================

    Diluted earnings per share                                      0.32           0.41          1.15           1.13

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


OVERVIEW

           United  Community  Banks,  Inc.  ("United") is a bank holding company registered under the Bank Holding Company Act of 1956. United has eight commercial bank subsidiaries that operate primarily in North Georgia and Western North Carolina (the "Banks"). As of September 30, 1999 United had 33 bank branches in operation. Total assets at September 30, 1999 were $2.1 billion, compared with $1.6 billion at December 31, 1998. The increase in total assets of $468 million represents an annualized growth rate of 39% and includes $36 million of assets related to the acquisition of Adairsville Bancshares ("Adairsville") described in the RECENT DEVELOPMENTS section below. Excluding the Adairsville acquisition, the annualized asset growth rate for the nine months of 1999 was 36%.


RECENT DEVELOPMENTS

         On June 3, 1999, United entered into a definitive agreement to merge with 1st Floyd Bankshares, Inc. ("Floyd") in Rome, Georgia, in a tax-free stock exchange. The merger was completed on August 27, 1999, and United issued 632,890 shares of common stock in connection with the transaction. This merger was accounted for as a pooling of interests, and accordingly, all of the financial statements and performance ratios contained in this report have been restated to include the results of Floyd for all periods presented. In addition, the reported net income for the third quarter and 1999 year-to-date includes the after-tax impact of $1.2 million of merger-related charges.

         On January 21, 1999, United entered into a definitive agreement to acquire the stock of Adairsville Bancshares, Inc. ("Adairsville") in Bartow County, Georgia for cash consideration. This acquisition was closed during March 1999. Effective April 1, 1999, Adairsville's results of operations were included in United's consolidated statement of income. The Adairsville acquisition was accounted for as a purchase. United recorded a goodwill asset in conjunction with this acquistion of approximately $3.2 million that will be recognized through charges to expense over a term of 15 years beginning in April, 1999.

INCOME SUMMARY

         For the nine months ended September 30, 1999, United reported net income of $9.4 million, or $1.15 per diluted share, compared to $9.1 million, or $1.13 per diluted share, for the same period in 1998. The first nine months' results for 1999 provided an annualized return on equity and assets of 0.69% and 13.2%, respectively, compared to .93% and 13.9%, respectively, for the same period in 1998. Net income for the nine months ended September 30, 1999 increased 3.0% compared to the same period in 1998. Diluted earnings per share for the quarter ended September 30, 1999 were $.32, a decrease of 22.0% over the same period in 1998.

         During the third quarter of 1999, United took merger-related charges in connection with the Floyd merger totaling $1.2 million, net of tax. Excluding the effect of these one-time expenses, net income for the nine months ended September 30, 1999 was $10.5 million, an increase of 15.7% over the comparable 1998 period. Excluding the merger-related charges, the return on average equity and return on average assets for the nine months ended September 30, 1999 were 14.8% and .77%, respectively. Diluted earnings per share for the nine months ended September 30, 1999, exclusive of merger-related charges, were $1.29, an increase of 14.2% over the same period in 1998.

         The following table summarizes the components of income and expense for the third quarter and first nine months of 1999 and 1998 and the changes in those components for the periods presented.

Table 1 - Condensed Consolidated Statements of Income
Unaudited
(In thousands)

                              For the Three Months                        For the Nine Months
                               Ended September 30,   Change               Ended September 30,    Change
                                 1999       1998     Amount   Percent      1999         1998     Amount   Percent
                              ----------------------------------------- -----------------------------------------
Interest income             $     39,131     30,125     9,006    29.9% $   108,171       84,801    23,370  27.6%
Interest expense                  21,281     15,636     5,645    36.1%      57,906       43,801    14,105  32.2%
                              --------------------------------          ----------------------------------

Net interest income               17,850     14,489     3,361    23.2%      50,265       41,000     9,265  22.6%
Provision for loan losses          1,086        627       459    73.2%       3,064        1,785     1,279  71.7%
                              --------------------------------          ----------------------------------

Net interest income after
    provision for loan losses     16,764     13,862     2,902    20.9%      47,201       39,215     7,986  20.4%
Non-interest income                2,572      2,138       434    20.3%       7,656        6,242     1,414  22.7%
Non-interest expense              15,501     10,975     4,526    41.2%      40,770       31,647     9,123  28.8%
                              --------------------------------          ----------------------------------

Income before taxes                3,835      5,025    (1,190)  -23.7%      14,087       13,810       277   2.0%
Income tax expense                 1,225      1,704      (479)  -28.1%       4,693        4,690         3   0.1%
                              --------------------------------          ----------------------------------
Net income                  $      2,610      3,321      (711)  -21.4% $     9,394        9,120       274   3.0%
                              ================================          ==================================


NET INTEREST INCOME

          Net interest income is the largest source of United's operating income. Net interest income on a tax-equivalent basis was $51.8 million for the nine months ended September 30, 1999, an increase of 23% over the comparable period in 1998. For the quarter ended September 30, 1999, tax-equivalent net interest income was $18.7 million, an increase of 19% over the same period in 1998. The increases in net interest income for both the three and nine month periods in 1999 are primarily attributable to increases in outstanding average interest bearing assets (loans and securities) over the comparable prior year periods.

         The increase in average outstanding securities is primarily the result of United's leverage program that was initiated during the fourth quarter of 1998. The leverage program was designed to make optimal utilization of United's capital by using borrowed funds to purchase additional securities. The leverage borrowings are principally advances from the Federal Home Loan Bank "FHLB" that are secured by mortgage loans and other investment securities. The securities purchased under the leverage program are primarily mortgage-backed pass-through and other mortgage backed securities, including collateralized mortgage obligations. At September 30, 1999 United had approximately $163 million of earning assets and corresponding borrowings in the leverage program.

         For the nine months ended September 30, 1999, the net interest margin (net interest income as a percentage of average interest earning assets) on a tax-equivalent basis was 4.10%, 51 basis points less than the comparable prior year period. The compression of the margin is primarily due to continued competitive pressures on loan pricing and the leverage program described above. The leverage program assets and related borrowings have an average interest rate spread of approximately 1.20%, which reduced United's overall margin by approximately 34 basis points for the first nine months of 1999.

         The following table shows the relative impact of changes in average balances of interest earning assets and interest bearing liabilities, and interest rates earned (on a fully-tax equivalent basis) and paid by United on those assets and liabilities for the nine month period ended September 30, 1999.

 Table 2 - Average Consolidated Balance Sheets and Net Interest Analysis for the Nine Months Ended September 30
Unaudited
Fully tax-equivalent basis
(in thousands)

                                                       1999                            1998
                                           --------------------------      ---------------------------
                                            AVERAGE   INTEREST  AVG.         AVERAGE   INTEREST  AVG.
                                             BALANCE     <F1>   RATE         BALANCE    <F1>     RATE
                                           --------------------------      ---------------------------
Assets:
Interest-earning assets:
  Loans, net of unearned income <F2>   $     1,192,945   86,445  9.69%       934,117    72,537    10.38%
  Taxable investments                          391,921   17,967  6.13%       187,910     8,609     6.13%
  Tax-exempt investments                        80,869    4,325  7.15%        63,485     3,498     7.37%
  Federal funds sold
    and other interest income                   24,296      952  5.24%        28,653     1,319     6.15%
                                       ------------------------            -------------------
TOTAL INTEREST-EARNING ASSETS /
  INTEREST INCOME                            1,690,031  109,689  8.68%     1,214,165    85,963     9.47%
                                       ------------------------            -------------------
NON-INTEREST-EARNING ASSETS:
  Allowance for loan losses                    (14,783)                      (11,592)
  Cash and due from banks                       60,116                        41,448
  Premises and equipment                        44,897                        33,813
  Goodwill and deposit intangibles               9,092                         9,476
  Other assets                                  31,525                        23,112
                                         -------------                    ----------
TOTAL ASSETS                           $     1,820,878                     1,310,422
                                         =============                    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Interest-bearing deposits:
    Transaction accounts               $       319,956    9,040  3.78%       291,613     9,081  4.16%
    Savings deposits                            69,367    1,470  2.83%        50,874     1,068  2.81%
    Certificates of deposit                    815,651   33,665  5.52%       654,432    29,299  5.99%
                                       ------------------------            -------------------
    Total interest-bearing deposits          1,204,974   44,175  4.90%       996,919    39,448  5.29%
                                       ------------------------            -------------------
Federal Home Loan Bank advances                238,558    9,230  5.17%        66,360     3,091  6.23%
Federal funds purchased and
   repurchase agreements                        63,640    2,448  5.14%         3,366       131  5.20%
Long-term debt and other borrowings <F3>        34,005    2,053  8.07%        24,631     1,131  6.14%
                                       ------------------------            -------------------
  Total borrowed funds                         336,203   13,731  5.46%        94,357     4,353  6.17%
                                       ------------------------            -------------------
TOTAL INTEREST-BEARING LIABILITIES /
  INTEREST EXPENSE                          1,541,177   57,906  5.02%      1,091,276    43,801  5.37%
NON-INTEREST-BEARING LIABILITIES:
  Non-interest-bearing deposits              176,274                         122,143
  Other liabilities                            7,926                           8,534
                                           ----------                     ----------
  Total liabilities                        1,725,377                       1,221,953
                                           ---------                      ----------
Stockholders' equity                          95,501                          88,469
                                           ---------                      ----------

TOTAL LIABILITIES
  AND STOCKHOLDERS' EQUITY             $   1,820,878                       1,310,422
                                       =============                       =========

Net interest-rate spread                                        3.66%                           4.10%
Impact of non-interest bearing
  sources and other changes in
  balance sheet composition                                     0.44%                           0.54%
                                                               ------                         -------
NET INTEREST INCOME /
  MARGIN ON INTEREST-EARNING ASSETS <F4>                51,783  4.10%                   42,162  4.64%
                                                        =============                   =============

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

Table 3 - Change in Interest Income and Expense On a Tax Equivalent Basis Unaudited
(in thousands)
                                         Nine Months Ended September 30,
                                              1999 Compared to 1998
                                               Increase (Decrease)
                                         in Interest Income and Expense
                                                due to changes in:
                                          Volume      Rate       Total
                                          ------      ----       -----

INTEREST-EARNING ASSETS:
Loans                                  $ 19,017     (5,109)     13,908
Taxable investments                       9,353          5       9,358
Tax-exempt investments                      932       (105)        827
Federal funds sold
  and other interest income                (185)      (182)       (367)
                                       --------     ------      ------
TOTAL INTEREST-EARNING ASSETS            29,117     (5,391)      23,726

INTEREST-BEARING LIABILITIES:
Transaction accounts                        841       (882)        (41)
Savings deposits                            392         10         402
Certificates of deposit                   6,790     (2,424)      4,366
                                       --------     ------      ------
  Total interest-bearing deposits         8,023     (3,296)      4,727
FHLB advances                             6,746       (607)      6,139

Federal funds purchased and
   repurchase agreements                  2,319         (2)      2,317
Long-term debt and other borrowing          505        417         922
                                       --------     ------      ------
  Total borrowed funds                    9,570       (192)      9,378
                                       --------     ------      ------
TOTAL INTEREST-BEARING LIABILITIES       17,593     (3,488)     14,105
                                       --------     ------      ------
INCREASE (DECREASE)
  IN NET INTEREST INCOME              $ 11,524      (1,903)      9,621
                                      ========      ======       =====

PROVISION FOR LOAN LOSS

           The provision for loan losses was $3.1 million, or .34% of average loans on an annualized basis, for the nine months ended September 30, 1999, compared with $1.8 million, or .26% of average loans, for the same period in 1998. Net loan charge-offs for the first nine months of 1999 were $801 thousand, or 0.09% of average loans on an annualized basis, compared to $545 thousand, or 0.08% of average loans on an annualized basis, for the same period in 1998. The provision for loan losses and allowance for loan losses reflect management's consideration of the various risks in the loan portfolio. Additional discussion of loan quality and the allowance for loan losses in provided in the ASSET QUALITY discussion section of this report.

NON-INTEREST INCOME

          Non-interest income for the nine months ended September 30, 1999 was $7.7 million, an increase of $1.4 million, or 23%, over the comparable 1998 period. Excluding net gains on the sale of securities, non-interest income for the nine months ended September 30, 1999 increased by $1.7 million, or 27%, compared to the same period in 1998. For the three months ended September 30, 1999 total non-interest income was $2.6 million, an increase of $434 thousand over the comparable 1998 period. Excluding net gains on the sale of securities, total non-interest income for the third quarter of 1999 increased by 24% over comparable 1998 period.

         Service charges on deposit accounts totaled $3.8 million for the first nine months of 1999, an increase of $692 thousand, or 23%, compared to the same period in 1998. This increase is primarily attributed to an increase in the number and volume of transaction deposit accounts. Mortgage banking revenue for the first nine months of 1999 decreased by $79 thousand compared with the same period in 1998. Excluding the recognition of an additional $143 thousand of mortgage servicing rights amortization during the first nine months of 1999, mortgage banking revenue increased by 5% compared to the same period in 1998. The increased amortization of mortgage servicing rights was necessary because of the mortgage interest rate environment during the first six months of 1999, which contributed to a higher level of prepayments within the serviced loan portfolio. United has not recorded any mortgage servicing assets on the balance sheet since year-end 1998 (loans are sold with the servicing rights released to the purchaser). The amortization of mortgage servicing rights decreased during the third quarter of 1999 due to recent increases in mortgage interest rates and resulting decreases in prepayment activity.

         Other non-interest income totaled $2.6 million for the nine months ended September 30,1999, an increase of $1.0 million, or 65 %, compared to the same period in 1998. Excluding a gain on the sale of loans of $45 thousand recognized during the first quarter of 1999, other non-interest income increased by 62% for the first nine months of 1999. The increase in other non-interest income, exclusive of the gain on the sale of loans, is attributed to revenue increases in several areas. Trust and brokerage revenue increased by $237 thousand, or 88%, compared with the same period in 1998. This increase is attributed to the increase in trust assets under management resulting from management's strategic focus on trust sales opportunities to current United customers and prospective customers in United's market areas. Credit insurance revenue for the first nine months of 1999 totaled $701 thousand, an increase of 65% compared to the same period in 1998. This improvement is primarily attributed to continued loan growth at United's consumer finance company subsidiary, United Family Finance Company, which opened its fourth branch office in December, 1998 and introduced an employee performance incentive plan for credit insurance sales in January 1999. ATM related revenues increased by $169 thousand, or 78%, compared to the same period in 1998, primarily the result of increases in the number of off-site ATMs deployed and the surcharge for foreign withdrawal transactions. The improvement in other non-interest income also reflects earnings of approximately $287 thousand on life insurance contracts purchased by United in December 1998.

NON-INTEREST EXPENSE

           For the nine months ended September 30, 1999, non-interest expense totaled $40.8 million, an increase of $9.1 million, or 29%, from the same period in 1998. Total non-interest expense for the quarter ended September 30, 1999 was $15.5 million, an increase of 41% over the same period in 1998.

         During the third quarter of 1999, United incurred expenses related to the Floyd merger totaling $1.8 million, on a pre-tax basis. Included in this charge are contractual compensation expense of $682 thousand, equipment write-offs of $424 thousand, professional fees of $482 thousand and other expenses of $257 thousand.

         Excluding the merger-related expense, the increase in non-interest expense is primarily attributed to United's recent internal growth, which includes: the opening or acquisition of five new branch offices; acquisition of Adairsville and the Floyd merger; the addition of several new senior management positions; and, the purchase of new computer equipment that is utilized throughout the entire company since June, 1998. Comparing the nine month period ended September 30, 1999 with the same period in 1998, exclusive of the merger expenses discussed above, compensation and benefit expense increased $3.7 million, or 21%; total occupancy expense (which includes equipment expense) increased $1.8 million, or 37%; and, total other operating expense increased $1.7 million, or 20%.

         The efficiency ratio, which is a measure of operating expenses excluding one-time expenses as a percentage of operating revenues excluding one-time gains, was 67.3% for the nine months ended September 30,1999, unchanged from the same period in 1998.

INCOME TAXES

          Income tax expense increased by $3 thousand, or 1%, during the first nine months of 1999 as compared to the same period in 1998. The effective tax rate for the nine months ended September 30, 1999 was 33.2%, compared to 33.8% for comparable 1998 period.


SECURITIES

         Average securities for the first nine months of 1999 were $473 million, an increase of $221 million, or 88%, over the comparable 1998 period. This significant increase is primarily attributed to United's leverage program which was initiated during the fourth quarter of 1998 and designed to make optimal utilization of United's assets and capital. This program provides for using borrowed funds (principally FHLB advances) secured by mortgage loans and securities to purchase additional securities. The securities purchased in conjunction with the leverage program are primarily mortgage-backed securities, including collateralized mortgage obligations. The leverage program generates additional income for United by virtue of the positive spread between the leverage assets and associated borrowings. As of September 30, 1999, United had $163 million of securities and related borrowings as a result of the leverage program, compared with $75 million at year-end 1998. Management expects the leverage program to represent between 6% and 9% of total consolidated assets during the remainder of 1999.

         Effective January 1, 1999, United adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 provides the adopting entity the option of transferring any securities classified as held to maturity into the available for sale or trading classifications (without calling into question the entity's intent to hold the securities to maturity in the future) as of the date of initial application. United transferred all held to maturity securities to available for sale on January 1, 1999, which increased accumulated other comprehensive income section of stockholders' equity by $1.1 million for the net-of-tax effect for the unrealized gains. At September 30, 1999, the unrealized loss on available for sale securities, net-of-tax, was $6.1 million.

LOANS

          United experienced annualized loan growth of 35% for the nine month period ended September 30, 1999. Total loans, net of unearned income, totaled $1.3 billion at September 30, 1999, compared to $1.1 billion at December 31, 1998. The loan growth experienced during the first nine months of 1999 is attributed to continued robust economic conditions in United's market areas and corresponding strong demand for residential construction, residential mortgage and consumer loans. Average loans (including mortgage loans held for sale) for the nine months ended September 30, 1999 were $1.2 billion compared to $934 million for the comparable 1998 period, representing an increase of 28%. The average tax-equivalent yield on loans for the nine months ended September 30, 1999 was 9.69%, compared to 10.38% for the same period in 1998. This decline is primarily attributed to 42 basis point lower average prime rate for the first nine months of 1999 compared to the same period in 1998 and to a general increase in competitive pricing pressure.


ASSET QUALITY

         Non-performing assets, which include non-accrual loans, loans past-due 90 days or more and still accruing interest and other real estate owned totaled $2.7 million at September 30, 1999, compared to $1.5 million at December 31, 1998. Total non-performing loans at September 30, 1999 increased by $749 thousand over the year-end 1998 level. Loans obtained in the Adairsville acquisition represent $345 thousand, or 50%, of this increase. Non-performing loans at September 30, 1999 consist primarily of loans secured by real estate that are generally well secured and in the process of collection. Other real estate owned at September 30, 1999 totaled $839 thousand, compared to $424 thousand at December 31, 1998, and comprised ten properties.

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

Table 4 - Non-performing Assets
(in thousands)

                                                         September 30,        December 31,        September 30,
                                                             1999                 1998                1998
                                                      -------------------------------------------------------------
Non-accrual loans                                   $               1,006                  612                 585
Loans past due 90 days or more and
    still accruing                                                    823                  468                 264
                                                      -------------------------------------------------------------
    Total non-performing loans                                      1,829                1,080                 849
Other real estate owned                                               839                  424                 781
                                                      =============================================================
     Total non-performing assets                    $               2,668                1,504               1,630
                                                      =============================================================

Total non-performing loans as a percentage
     of total loans                                                 0.14%                0.10%               0.08%
Total non-performing assets as a percentage
     of total assets                                                0.13%                0.09%               0.12%

            As of September 30, 1999 United had approximately $6.5 million of outstanding loans that were not included in the past-due or non-accrual categories, but for which management had knowledge that the borrowers were having financial difficulties. Although these difficulties are serious enough for management to be uncertain of the borrowers' ability to comply with the original repayment terms of the loans, no losses are anticipated at this time in connection with them based on current market conditions, cash flow generation and collateral values. These loans are subject to routine management review and are considered in determining the adequacy of the allowance for loan losses.

           The allowance for loan losses ("ALL") at September 30, 1999 totaled $16.8 million, an increase of $4.1 million, or 32%, from December 31, 1998. The ALL acquired from Adairsville represented $1.8 million of the total $4.1 million increase. Although the level of non-performing loans within the Adairsville portfolio was considerably higher than United (as a percentage of total loans), a thorough due diligence review of the portfolio was conducted by United prior to closing. Management believes that the ALL recorded on the balance sheet of Adairsville as of the date of acquisition was sufficient.

         The ratio of ALL to total loans at September 30, 1999 was 1.26%, compared with 1.30% at June 30, 1999 and 1.19% at December 31, 1998. At
September 30, 1999 and December 31, 1998 the ratio of ALL to total non-performing loans was 917% and 1440%, respectively.

         The following table provides an analysis of the changes in the ALL for the nine months ended September 30, 1999 and 1998.

Table 5 -  Summary of Loan Loss Experience
(in thousands)

                                                                                Nine Months Ended
                                                                                   September 30
                                                                            1999               1998
                                                                   --------------------------------------
Balance beginning of period                                      $            12,680              10,989
Provision for loan losses                                                      3,064               1,785
Balance acquired from subsidary at acquisition                                 1,822                   -
Loans charged-off                                                             (1,297)               (918)
Charge-off recoveries                                                            496                 373
                                                                   --------------------------------------
Net charge-offs                                                                 (801)               (545)
                                                                   --------------------------------------

Balance end of period                                            $            16,765              12,229
                                                                   ======================================


                                                                       September 30,         December 31,
Total loans:                                                                1999                  1998

   At period end                                                 $         1,335,406           1,061,166
   Average (nine months for 1999)                                $         1,188,118             956,252
As a percentage of average loans:
   Net charge-offs (annualized basis for 1999)                                 0.09%               0.10%
   Provision for loan losses (annualized basis for 1999)                       0.34%               0.27%
Allowance as a percentage of period end loans                                  1.26%               1.19%
Allowance as a percentage of non-performing loans                               917%               1440%

         Management believes that the ALL at September 30, 1999 is sufficient to absorb losses inherent in the loan portfolio. This assessment is based upon the best available information and does involve a degree of uncertainty and matters of judgement. Accordingly, the adequacy of the loan loss reserve cannot be determined with precision and could be susceptible to significant change in future periods. Further discussion of the allowance for loan losses is included in the YEAR 2000 section of this discussion.

DEPOSITS AND BORROWED FUNDS

           Total average non-interest bearing deposits for the nine months ended September 30, 1999 were $176 million, an increase of $54 million, or 44%, from the same period in 1998. For the nine months ended September 30, 1999, total average interest bearing deposits were $1.2 billion, an increase of $208 million, or 21%, from the comparable 1998 period.

           During the third quarter of 1999, United issued "brokered" certificates of deposit totaling $39 million, bringing the total outstanding brokered deposits to $44 million. Average certificates of deposit for the nine months ended September 30, 1999 increased by $161 million, or 25%, over the same period in 1998; brokered deposits represented $9 million, or 6%, of the total increase. United acquired $32 million of total deposits with the Adairsville transaction, of which $4.5 million were non-interest bearing and $27 were interest bearing.

           Total average borrowed funds for the nine months ended September 30, 1999 were $336 million, an increase of $242 million, or 257%, from the comparable 1998 period. Most of this increase is attributed to increased net borrowings from the FHLB. Approximately 36% of the increase in average borrowed funds is in conjunction with United's leverage program and used to fund the purchase of investment securities classified as available for sale. The remaining borrowings were primarily used to fund loan growth. At September 30, 1999, United had aggregate FHLB borrowings of approximately $285 million.


ASSET/LIABILITY MANAGEMENT

          United's financial performance is largely dependent upon its ability to manage market interest rate risk, which can be further defined as the exposure of United's net interest income to fluctuations in interest rates. Since net interest income is the largest component of United's earnings, management of interest rate risk is a top priority. United's risk management program includes a coordinated approach to managing interest rate risk and is governed by policies established by the Asset/Liability Management Committee ("ALCO"), which is comprised of members of United's senior management team. The ALCO meets regularly to evaluate the impact of market interest rates on the assets, liabilities, net interest margin, capital and liquidity of United and to determine the appropriate strategic plans to address the impact of these factors.

          United's balance sheet structure is primarily short-term with most assets and liabilities either repricing or maturing in five years or less. Management monitors the sensitivity of net interest income to changes in market interest rates by utilizing a dynamic simulation model. This model measures net interest income sensitivity and volatility to interest rate changes based on assumptions which management believes are reasonable. Factors considered in the simulation model include actual maturities, estimated cash flows, repricing characteristics, deposit growth and the relative sensitivity of assets and liabilities to changes in market interest rates. The simulation model considers other factors that can impact net interest income, including the mix of earning assets and liabilities, yield curve relationships, customer preferences and general market conditions. Utilizing the simulation model, management can project the impact of changes in interest rates on net interest income.

         At September 30, 1999, United's simulation model indicated that net interest income would increase by 3.24% if interest rates increased by 200 basis points and would decrease by 4.80% if interest rates fell by the same amount. Both of the simulation results are within the limits of United's policy, which permits an expected net interest income impact within a range of plus 10% and minus 10% for any 200 basis point increase or decrease in rates.

          In order to assist in achieving a desired level of interest rate sensitivity, United has entered into off-balance sheet contracts that are considered derivative financial instruments. Derivative financial instruments can be a cost and capital effective means of modifying the repricing characteristics of on-balance sheet assets and liabilities. United requires that all contract counterparties have an investment grade or better credit rating. These contracts include interest rate swap contracts in which United pays a variable rate based on Prime Rate and receives a fixed rate on a notional amount, and interest rate cap contracts for which United pays an up-front premium in exchange for a variable cash flow if interest rates exceed the cap rate. At September 30, 1999 United had three cap contracts, each with a notional amount of $10 million. The cap contracts had an average remaining contractual life of 45 months and an aggregate fair market falue of $241 thousand at September 30, 1999. The following table presents United's swap contracts as of September 30, 1999.

Table 6 - Swap Contracts as of  September 30, 1999
(in thousands)

                                       NOTIONAL         RATE        RATE        FAIR
                Maturity                Amount        Received      Paid        Value

                 April 2, 2001          15,000        8.41%       8.25%         (88)
                 April 5, 2001          10,000        9.50%       8.25%          93
                   May 8, 2001          10,000        8.26%       8.25%         (85)
                  June 7, 2001          10,000        8.69%       8.25%         (30)
                 July 27, 2001          10,000        8.85%       8.25%          (2)
                  June 7, 2002          10,000        9.05%       8.25%         (44)
                 June 14, 2002          10,000        9.12%       8.25%         (34)
                 June 24, 2002          20,000        8.80%       8.25%        (113)
                 July 29, 2002          25,000        9.04%       8.25%          15
               August 10, 2002          10,000        9.60%       8.25%          23
             December 23, 2002          10,000        9.19%       8.25%         (64)
                               =====================================================
Total/weighted average                 140,000        8.93%       8.25%        (329)
                               =====================================================

         Effective January 1, 1999, United adopted SFAS No. 133, which requires that all derivative financial instruments be included and recorded at fair value on the balance sheet. Currently, all of United's derivative financial instruments are classified as highly effective cash flow hedges, which under the provisions of SFAS No. 133. This provides for any gain or loss (net of tax) to be recorded as a component of other comprehensive income in the equity section of the balance sheet. At September 30, 1999, United's derivative financial instruments had an aggregate positive fair market value of $88 thousand. This market valuation is recorded, net of tax, as a component of other comprehensive income on the balance sheet in the amount of $58 thousand.

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

CAPITAL RESOURCES AND LIQUIDITY

         The following table shows United's capital ratios, as calculated under regulatory guidelines, compared to the regulatory minimum capital ratio and the regulatory minimum capital ratio needed to qualify as a "well-capitalized" institution at September 30, 1999 and December 31, 1998:

Table 7 - Capital Ratios


                                     September 30,             December 31,
                                         1999                      1998
Leverage ratio                                 6.01%                     7.06%
    Regulatory minimum                         4.00%                     4.00%
    Well-capitalized minimum                   5.00%                     5.00%
Tier I risk-based capital                      8.48%                     9.52%
    Regulatory minimum                         4.00%                     4.00%
    Well-capitalized minimum                   6.00%                     6.00%
Total risk-based capital                      10.00%                    11.00%
    Regulatory minimum                         8.00%                     8.00%
    Well-capitalized minimum                  10.00%                    10.00%


          The decline in the leverage and risk-based capital ratios during 1999 indicated in the table above are primarily due to the asset growth of $468 million, or 29%, experienced by United since December 31, 1998. United's leverage program that was implemented during the fourth quarter of 1998 and is discussed earlier in this report in the SECURITIES section resulted in the addition of $88 million of the asset growth since year-end 1998. During this period of time, the only significant change in equity capital, exclusive of changes in accumulated other comprehensive income, was the retention of approximately 88% of net income, or $8.2 million.

         Management believes that it is in the best interests of United's shareholders to make optimal use of United's capital by maintaining capital levels that meet the regulatory requirements for "well-capitalized"status but do not result in a significant level of excess capital that is not utilized.

          United is currently paying dividends on a quarterly basis and expects to continue making such distributions in the future if results from operations and capital levels are sufficient. The following table presents the cash dividends declared in the first three quarters of 1999 and 1998 and the respective payout ratios as a percentage of net income. The dividends shown are historical United dividends and are not restated for the annual cash dividend of $72 thousand paid by Floyd during 1998.

TABLE 8 - DIVIDEND PAYOUT INFORMATION

                              1999                           1998
                      DIVIDEND     PAYOUT %          DIVIDEND     PAYOUT %
First quarter       $         0.05      12.2%       $      0.0375      10.4%
Second quarter      $         0.05      11.4%       $      0.0375       9.6%
Third quarter       $         0.05      15.2%       $      0.0375       9.1%

          Liquidity measures the ability to meet current and future cash flow needs as they become due. Maintaining an adequate level of liquid funds, at the most economical cost, is an important component of United's asset and liability management program. United has several sources of available funding to provide the required level of liquidity. United, like most banking organizations, relies primarily upon cash inflows from financing activities (deposit gathering, short-term borrowing and issuance of long-term debt) in order to fund its investing activities (loan origination and securities purchases). The financing activity cash inflows such as loan payments and securities sales and prepayments are also a significant component of liquidity. Additional discussion on liquidity is provided in the YEAR 2000 section below.

         During the third quarter of 1999, United began the process of increasing cash balances in order to satisfy the possible increase in deposit withdrawal activity associated with the Year 2000 issue. The consolidated balance sheet at September 30, 1999 reflects increased cash and equivalents of approximately $59 million, of which $35 million was held specifically for Year 2000. The increase in cash and equivalents held for Year 2000 was funded primarily with additional borrowings and brokered certificates of deposit. Additional discussion of liquidity risk associated with Year 2000 is provided in the Year 2000 section below.


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

         2. Inventory - Entails completion of a specific, detailed inventory of all hardware, software and other microchip-embedded products used by United. Procedures are established to ensure that any new purchases are properly analyzed for Year 2000 compliance and then inventoried. Vendors and suppliers are contacted to ascertain Year 2000 compliance status and any efforts undertaken to remediate potential problems.

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


         The Federal Financial Institutions Examination Council (FFIEC) issued a statement entitled "Year 2000 Project Management Awareness" in May, 1997. This statement established key milestones that banks and other financial institutions must meet with regard to Year 2000 testing and remediation. The following table sets forth each deadline contained in this statement and where United stands, as of September 30, 1999, with respect to meeting each deadline.

      Date                          Task                                                  United's Status
June 30, 1998              Complete development of all                                    Completed
                           written testing strategies,  plans and policies;  due
                           diligence  to  determine  Year  2000  risk  posed  by
                           customers.

September 1, 1998          Commence testing of internal                                   Completed
                           mission-critical  systems;  assessment  of
                           customers'  Year  2000   preparedness  and  potential
                           impact on the institution.

December 31,  1998         Testing  of   internal   mission-critical                      Completed
                           systems.


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

         The following table sets forth United's budget for the Year 2000 issue and actual amounts expended as of September 30, 1999. All amounts shown are pre-tax. In addition, the table indicates the percentage of each budget line item (as described above) that is expected to be recognized as current period expense and the percentage that is expected to be recorded as a new asset with expense recognized over the useful life of the asset through charges to depreciation expense. Management expects total Year 2000 related expenditures to be approximately $300 thousand, or 15%, less than the budgeted amount.

Table 9 - Year 2000 Budget
(in thousands)

                                                  Actual Costs     % of Budget
                                    % of Total   Incurred as of   Expended as of        % of Costs to Be:
                        Budget        Budget       30-Sep-99       30-Sep-99         Expensed    Amortized
                      ------------------------------------------------------------  -----------------------
Consulting           $     175            9%                34             19%          100%           0%
Inventory                   70            4%                60             86%          100%           0%
Testing                     82            4%                28             34%          100%           0%
Remediation              1,520           80%             1,344             88%           15%          85%
Resources                   53            3%                36             68%          100%           0%

                     ---------------------------------------------------------       --------------------
   Total             $   1,900          100%             1,502             79%           12%          88%
                     =========================================================       ====================


         In accordance with recently issued accounting guidelines on how Year 2000 costs should be recognized for financial statement purposes, United intends to recognize as current period expense all costs associated with the consulting, inventory, testing and resources components of the Year 2000 budget. The costs associated with remediation, which comprise approximately 80% of the Year 2000 budget, are primarily related to the installation of a new wide-area desktop computer network (WAN) that replaced virtually all of the desktop computers, file servers and peripheral equipment currently in use. In addition to being Year 2000 compliant, the new WAN provides United with a uniform standard desktop computer configuration, internal and external e-mail capability, internet access and savings on telephone communication costs through utilization of the WAN communications backbone for voice communication. United intends to leverage this new WAN technology to increase the levels of employee productivity and improve operating efficiency. The costs of the WAN component of the Year 2000 remediation budget will be recognized over a useful life of three years at a cost of approximately $450 thousand per year starting in the first quarter of 1999. This annual cost does not include any of the anticipated annual savings of approximately $180 thousand that the United expects to achieve through improved operating efficiency and reduced telecommunications costs over the next three years.

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

         In order to assess the Year 2000 risk within the loan portfolio, United's credit administration department developed a risk determination process to determine if any borrower with total debt of $100 thousand or more is dependent upon computer technology. Specifically, this process selectively identified business borrowers (including self-employed individuals) that rely on computer technology or use a supply chain that includes vendors that rely on computer technology. After these borrowers were identified, the loan officer responsible for each account completed a survey that includes 30 questions that examine four key components of Year 2000 preparedness: Project Planning; Staffing and Resources; Budget; and Contingency Planning. Based on the results of the survey questions the account officer rated each borrower as a "low," "medium" or "high" risk for Year 2000. The completed surveys and ratings were then independently reviewed by United's Loan Review Department, which had authority to request additional information from the borrower and, if necessary, change the Year 2000 risk rating. As of September 30, 1999 the survey, rating and review process was substantially completed; however, individual credit relationships will be reviewed throughout the remainder of 1999 as needed. The survey results indicated that approximately 45%, 48% and 6% of the total aggregate credit exposure for surveyed borrowers were rated low, medium and high Year 2000 risks, respectively.

          Management believes that the allowance for loan losses at September 30, 1999 is sufficient to absorb losses inherent in the loan portfolio, including losses related to failure of borrowers to adequately prepare for the direct and indirect impact a Year 2000 computer failure may have on their business. However, additional charges to the provision for loan loss will be made if, in the estimation of management, the increased risk for loan loss related to Year 2000 is not adequately provided for in the allowance for loan losses as of any balance sheet date.

         LIQUIDITY RISK - is the risk to United's earnings and capital arising from an inability to raise sufficient cash to meet obligations as they come due. This risk is a very significant one for United since its primary business is banking, which involves taking deposits that are generally due upon demand. Since United uses these deposits to fund loans and purchase investment securities, a dramatic increase in deposit withdrawals because of Year 2000 problems specific to United or of a more general nature could have an adverse impact on United. Specifically, United could be forced to liquidate investments under adverse market conditions (that is, to sell at a loss) in order to fund a significantly higher level of deposit withdrawal activity. United is assessing its liquidity risk by running various scenarios of deposit withdrawals coincident with the turn of the century, ranging from normal activity to what could be reasonably expected in a panic situation. Although estimates of deposit withdrawals related to Year 2000 vary widely, management has analyzed projected cash requirements at individual branch locations under a variety of scenarios. As of September 30, 1999, United had begun the process of increasing vault cash balances at its affiliate banks for the most likely increased withdrawal scenario. Management will monitor cash withdrawal activity on a daily basis during the fourth quarter of 1999 and make immediate adjustments to cash levels if conditions warrant.

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

Item 4.   Submission of Matters to a Vote of Securities Holders - None

Item 5.  Other Information - None

Item 6. Exhibits and Reports of Form 8-K

        (a)  Exhibit 27 - Financial  Data  Schedule

        (b)  There were no reports  filed on Form 8-K for the period.

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



                                           UNITED COMMUNITY BANKS, INC.


                                           By: /s/ Jimmy C. Tallent
                                                Jimmy C. Tallent, President
                                                (Principal Executive Officer)


                                           Date:  November 12, 1999



                                           By:  /s/ Christopher H. Bledsoe
                                                Christopher J. Bledsoe
                                                Chief Financial Officer
                                                (Principal Financial Officer)


                                           Date:  November 12, 1999


                                           By:  /s/ Patrick J. Rusnak
                                                Patrick J. Rusnak
                                                Controller
                                                (Principal Accounting Officer)


                                           Date:  November 12, 1999