Form 10-K
period 1999-12-31
UNITED COMMUNITY BANKS INC
filed 2000-03-13
CIK 857855

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ------------
                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1999

                         Commission File Number 0-21656

                          UNITED COMMUNITY BANKS, INC.
             (Exact name of registrant as specified in its charter)

                               Georgia 58-180-7304
                -------------------------------------------------
                  (State or other jurisdiction (I.R.S. Employer
                                        -
                      of incorporation) Identification No.)

                           59 Highway 515, PO Box 398
                           Blairsville, Georgia 30512
          -------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

         Aggregate market value of the voting stock held by non-affiliates of the Registrant as of January 17, 2000: $240,074,200 based on 6,001,855 shares at $40.00 per share, the last sale price known to the Registrant for the Common Stock, for which there is no established public trading market.

         As of January 17, 2000, 8,429,090 shares of Common Stock were issued, including 140,000 shares deemed outstanding pursuant to Debentures due 2006 and presently exercisable options to acquire 254,822 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on May 19, 2000 are incorporated herein into Part III by reference.

                                     PART I

ITEM 1.    BUSINESS.

United and the Banks
--------------------

         United Community Banks, Inc. ("United") was incorporated under the laws of Georgia in 1987 and commenced operations in 1988 by acquiring 100% of the outstanding shares of Union County Bank, now known as United Community Bank ("United Community"). United is a bank holding company registered under the Bank Holding Company Act of 1956. All of United's activities are currently conducted by its wholly-owned subsidiaries: United Community, which was organized as a Georgia banking corporation in 1950; Carolina Community Bank, Murphy, North Carolina ("Carolina"), which United acquired in 1990; Peoples Bank of Fannin County, Blue Ridge, Georgia ("Fannin"), which United acquired in 1992; Towns County Bank, Hiawassee, Georgia ("Towns"), which United also acquired in 1992; White County Bank, Cleveland, Georgia ("White"), which United acquired in 1995; and First Clayton Bank and Trust, Clayton, Georgia ("First Clayton"), which United acquired in 1997; Bank of Adairsville, Adairsville, Georgia ("Adairsville"), which United acquired in 1999; and, 1st Floyd Bank, Rome Georgia ("Floyd"), which United acquired in 1999. United Community, Carolina, Fannin, Towns, White, First Clayton, Adairsville and Floyd are collectively referred to in this report as the "Banks".

         The Banks are community-oriented, and offer a full range of retail and corporate banking services, including checking, savings and time deposit accounts, secured and unsecured loans, wire transfers, trust services and rental of safe deposit boxes. As of December 31, 1999, the Banks operated a total of 34 locations. In order to emphasize the commitment to community banking, both United Community and Fannin operate branches under trade names that are closely identified with the communities in which they are located. United Community operates two branches in Lumpkin County, Georgia, under the trade name "United Community Bank of Lumpkin County," two branches in Habersham County, Georgia, under the trade name "First Bank of Habersham," and one branch in Hall County, Georgia, under the trade name "United Community Bank of Hall County." Fannin operates one branch in Gilmer County, Georgia, under the trade name of "United Community Bank of Gilmer County." The operation of bank branches under trade names is permissible under current state and federal banking regulations and requires certain customer disclosures, which both United Community and Fannin provide.

         United operates two consumer finance companies - United Family Finance Co., which operates two offices in Georgia, and United Family Finance Co. of North Carolina, which operates two offices in North Carolina. In this report, both United Family Finance Co. and United Family Finance Co. of North Carolina are collectively referred to as ("UFF").

         In addition, United owns and insurance agency, United Agencies, Inc. ("UAI").

         The Mortgage People Company ("MPC"), a division of United Community, is a full-service retail mortgage lending operation approved as a seller/servicer for Federal National Mortgage Association and Federal Home Mortgage Corporation. MPC was organized to provide fixed and adjustable-rate mortgages. During 1999, MPC originated $129 million of residential mortgage loans for the purchase of homes and to refinance existing mortgage debt, of which substantially all were sold into the secondary market with no recourse to MPC.

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

Year 2000
---------

         The Banks did not experience any material disruptions in their operations or activities as a result of the so-called "Year 2000" problem. The Banks did not incur material expenses in correcting perceived or suspected Year 2000 problems. In addition, the Banks are not aware that any of their suppliers or customers has experienced any material disruptions in their operations or activities. The Banks do not expect to encounter any such problems in the foreseeable future, although they continue to monitor their computer operations for signs or indications of such problem.

         It is possible, however, that if Year 2000" problems are incurred by the customers of the Banks, such problems could have a negative impact on future operations and financial performance of the Banks, although the Banks have not been able to specifically identify any such problems among its clients or suppliers. Furthermore, the Year 2000 problem may impact other entities with which the Banks transact business and the Banks cannot predict the effect of the Year 2000 problem on such entities or the resulting effect on the Banks.

Competition
-----------

         The market for banking and bank-related services is highly competitive. The Banks actively compete in their respective market areas, which collectively covers north Georgia and western North Carolina, with other providers of deposit and credit services. These competitors include other commercial banks, savings banks, savings and loan associations, credit unions, mortgage companies and brokerage firms. The following table displays each of Banks and the respective percentage of total deposits in each county where the Bank has operations. The table also indicates the ranking by deposit size in each of the local markets. All information in the table was obtained from the Federal Deposit Insurance Corporation ("FDIC") Summary of Deposits as of June 30, 1999.

United Community Banks, Inc.
Share of Local Market (County)
Banks and Savings Institutions


                                 MARKET      RANK IN
                                  SHARE      MARKET
UNITED COMMUNITY
   Habersham                           15%         4
   Lumpkin                             24%         2
   Union                               83%         1

CAROLINA
   Cherokee                            45%         1
   Clay                                64%         1
   Graham                              40%         1
   Haywood                              7%         6
   Henderson                            2%        13
   Jackson                             13%         3
   Macon                                7%         6
   Swain                               21%         2
   Transylvania                         6%         5

FANNIN
   Fannin                              59%         1
   Gilmer                              17%         3

WHITE
   White                               50%         1

TOWNS
   Towns                               36%         2

FIRST CLAYTON
   Rabun                               29%         3

ADAIRSVILLE
   Bartow                               7%         7

FLOYD
   Floyd                                8%         6


Loans
-----

         The Banks make both secured and unsecured loans to individuals, firms and corporations. Secured loans include first and second real estate mortgage loans. The Banks also make direct installment loans to consumers on both a secured and unsecured basis. At December 31, 1999, consumer, real estate construction, real estate mortgage and commercial loans represented approximately 10%, 12%, 69% and 9% respectively, of United's total loan portfolio.

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

Loan Review and Non-performing Assets
-------------------------------------

         The Loan Review Department of United reviews, or engages an independent third party to review, each of the Banks' loan portfolios on an annual basis to determine any weaknesses in the portfolio and to assess the general quality of credit underwriting. The results of the reviews by the loan review officers are presented to the Presidents of each of the Banks, the President and the Chief Credit Officer of United and the Boards of Directors of each of the Banks. If an individual loan or credit relationship has a weakness identified during the review process the risk rating of the loan, or all loans comprising a credit relationship, will be downgraded to a classification that most closely matches the current risk level. The review process also provides for the upgrade of loans that show improvement since the last review. Since each loan in a credit relationship may have a different credit structure, collateral and other secondary source of repayment, different loans in a relationship can be assigned different risk ratings. During 1999, United revised its loan grading system, expanding it from 8 to 10 grades. In the revised system, grades 1 through 6 are considered "pass", or acceptable, credit risk and grades 7 through 10 are "adversely classified" credits that require management's attention. The change in the number of grades was implemented to provided a more accurate means of detecting and monitoring the gradual deterioration or improvement in individual loans. Both the pass and adversely classified ratings, and the entire 10-grade rating scale, provide for a higher numeric rating for increased risk. For example, a risk rating of 1 is the least risky of all credits and would be typical of a loan that is 100% secured by a deposit at one of the Banks. Risk ratings of 2 through 6 in the pass category each have incrementally more risk. The five adversely classified credit ratings and rating definitions are:

                  7 (Watch) -                Weaknesses  exist that could  cause
                                             future  impairment,  including  the
                                             deterioration of financial  ratios,
                                             past-due  status  and  questionable
                                             management capabilities. Collateral
                                             values  generally  afford  adequate
                                             coverage,    but    may    not   be
                                             immediately marketable.

                  8 (Substandard) -          Specific    and    well    -defined
                                             weaknesses  that may  include  poor
                                             liquidity  and   deterioration   of
                                             financial   ratios.   Loan  may  be
                                             past-due   and   related    deposit
                                             accounts  experiencing  overdrafts.
                                             Immediate   corrective   action  is
                                             necessary.

                  9 (Doubtful) -             Specific  weaknesses  characterized
                                             by  Substandard   that  are  severe
                                             enough to make  collection  in full
                                             unlikely.   No   strong   secondary
                                             source of repayment.

                  10 (Loss) -                Same  characteristics  as Doubtful;
                                             however,    probability  of loss is
                                             certain.  Loans  classified as such
                                             are   generally   recommended   for
                                             charge-off  at the next Bank  Board
                                             of Directors meeting.

         In addition, the Loan Review Department conducts a quarterly analysis to determine the adequacy of the Allowance for Loan Losses ("ALL") for each of the Banks. The aggregation of the ALL analyses for the Banks provides the consolidated analysis for United. The ALL analysis starts by taking total loans and deducting loans secured by deposit accounts at the Banks, which effectively have no risk of loss. Next, all loans with an adversely classified rating are deducted. The remaining loan balance is then multiplied by the average historical loss rate for the preceding five year period (1995 through 1999), which provides required minimum ALL for pass credits (component "A"). The remaining total loans in each of the four adversely classified rating categories are then multiplied by a projected loss factor to determine the ALL allocation for adversely classified credits (component "B"). The loss factors currently used are: Watch (5%); Substandard (15%); Doubtful (50%); and Loss (100%). The sum of components A and B comprises the total allocated ALL. There is no current process utilized to measure or adjust for differences between the loss factors for adversely classified loans used in the ALL analysis and actual losses charged to the ALL.

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

Employees
---------

         As of December 31, 1999, United and its subsidiaries had an aggregate of 778 full-time equivalent employees. Neither United nor any of the subsidiaries is a party to any collective bargaining agreement, and United believes that employee relations are good. None of United's or the Banks' executive officers is employed pursuant to an employment contract.

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

         The Act requires every bank holding company to obtain the Federal Reserve's prior approval before (1) it may acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank that it does not already control; (2) it or any of its non-bank subsidiaries may acquire all or substantially all of the assets of a bank; and (3) it may merge or consolidate with any other bank holding company. In addition, a bank holding company is generally prohibited from engaging in, or acquiring, direct or indirect control of the voting shares of any company engaged in non-banking activities. This prohibition does not apply to activities listed in the Act or found by the Federal Reserve, by order or regulation, to be closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the Federal Reserve has determined by regulation or order to be closely related to banking are:

         o        making or servicing loans and certain types of leases;
         o        performing certain data processing services;
         o        acting as fiduciary or investment or financial advisor;
         o        providing brokerage services;
         o        underwriting bank eligible securities;
         o        underwriting debt and equity securities on a limited basis through separately capitalized subsidiaries; and
         o        making investments in corporations or projects designed
                  primarily to promote community welfare.

         In addition, effective March 11, 2000, bank holding companies whose banking subsidiaries are all well-capitalized and well-managed may apply to become a financial holding company. Financial holding companies have the authority to engage in activities that are "financial in nature" that are not permitted for other bank holding companies. Some of the activities that the Act provides are financial in nature are:

         o lending, exchanging, transferring, investing for others or safeguarding money or securities;

         o insuring, guaranteeing, or indemnifying against loss, harm, damage, illness, disability, or death, or providing and issuing annuities, and acting as principal, agent, or broker with respect thereto;

         o        providing   financial,   investment,   or  economic   advisory
                  services, including advising an investment company;

         o issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly; and

         o        underwriting, dealing in or making a market in securities.

         We have no immediate plans to register as a financial holding company.

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

         United is an "affiliate" of the Banks under the Federal Reserve Act, which imposes certain restrictions on (i) loans by the Banks to United, (ii) investments in the stock or securities of United by the Banks, (iii) the Banks' taking the stock or securities of an "affiliate" as collateral for loans by the Bank to a borrower, and (iv) the purchase of assets from United by the Banks. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services. Each of United's subsidiaries is regularly examined by the Federal Deposit Insurance Corporation (the "FDIC"). United Community, Fannin, White, Towns, First Clayton, Adairsville and Floyd as state banking associations organized under Georgia law, are subject to the supervision of, and are regularly examined by, the DBF. Carolina is subject to the supervision of, and is regularly examined by, the NCBC and the FDIC. Both the FDIC and the DBF must grant prior approval of any merger, consolidation or other corporation reorganization involving United Community, Fannin, White, Towns, First Clayton, Adairsville or Floyd, and the FDIC and the NCBC must grant prior approval of any merger, consolidation or other corporate reorganization of Carolina. A bank can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with the default of a commonly-controlled institution.

         PAYMENT OF DIVIDENDS. United is a legal entity separate and distinct from the Banks. Most of the revenues of United result from dividends paid to it by the Banks. There are statutory and regulatory requirements applicable to the payment of dividends by the Banks, as well as by United to its shareholders.

         United Community, Fannin, Towns, White, First Clayton, Adairsville and Floyd are each state chartered banks regulated by the DBF and the FDIC. Under the regulations of the DBF, dividends may not be declared out of the retained earnings of a state bank without first obtaining the written permission of the DBF, unless such bank meets all the following requirements:

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

         The payment of dividends by United and the Banks may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. In addition, if, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending upon the financial condition of the bank, could include the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice. The FDIC has issued a policy statement providing that insured banks should generally only pay dividends out of current operating earnings. In addition to the formal statutes and regulations, regulatory authorities consider the adequacy of each of the Bank's total capital in relation to its assets, deposits and other such items. Capital adequacy considerations could further limit the availability of dividends to the Banks. At December 31, 1999, net assets available from the Banks to pay dividends without prior approval from regulatory authorities totaled approximately $23 million. For 1999, United's declared cash dividend payout to stockholders was 11.8% of net income.

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

         In addition, effective December 19, 1992, a new Section 38 to the Federal Deposit Insurance Act implemented the prompt corrective action provisions that Congress enacted as a part of the Federal Deposit Insurance Corporation Improvement Act of 1991 (the "1991 Act"). The "prompt corrective action" provisions set forth five regulatory zones in which all banks are placed largely based on their capital positions. Regulators are permitted to take increasingly harsh action as a bank's financial condition declines. Regulators are also empowered to place in receivership or require the sale of a bank to another depository institution when a bank's capital leverage ratio reaches 2%. Better capitalized institutions are generally subject to less onerous regulation and supervision than banks with lesser amounts of capital. The FDIC has adopted regulations implementing the prompt corrective action provisions of the 1991 Act, which place financial institutions in the following five categories based upon capitalization ratios: (1) a "well capitalized" institution has a total risk-based capital ratio of at least 10%, a Tier One risk-based ratio of at least 6% and a leverage ratio of at least 5%; (2) an "adequately capitalized" institution has a total risk- based capital ratio of at least 8%, a Tier One risk-based ratio of at least 4% and a leverage ratio of at least 4%; (3) an "undercapitalized" institution has a total risk-based capital ratio of under 8%, a Tier One risk-based ratio of under 4% or a leverage ratio of under 4%; (4) a "significantly undercapitalized" institution has a total risk-based capital ratio of under 6%, a Tier One risk-based ratio of under 3% or a leverage ratio of under 3%; and (5) a "critically undercapitalized" institution has a leverage ratio of 2% or less. Institutions in any of the three undercapitalized categories would be prohibited from declaring dividends or making capital distributions. The FDIC regulations also establish procedures for "downgrading" an institution to a lower capital category based on supervisory factors other than capital. As of December 31, 1999 and 1998, the most recent notifications from the FDIC categorized each of the Banks as "well capitalized" under current regulations.

         RECENT DEVELOPMENTS. On November 12, 1999, President Clinton signed the Gramm-Leach-Bliley Act, a very significant piece of legislation intended to modernize the financial services industry. The bill repeals the anti-affiliation provisions of the 1933 Glass-Steagall Act to allow for the merger of banking and securities organizations and permits banking organizations to engage in insurance activities including insurance underwriting. The bill also allows bank holding companies to engage in financial activities that are "financial in nature or complementary to a financial activity." The act lists the expanded areas that are financial in nature and includes insurance and securities underwriting and merchant banking among others. The bill also:

         o        prohibits    non-financial    entities   from   acquiring   or
                  establishing a thrift while grandfathering existing thrifts owned by non-financial entities.

         o establishes state regulators as the appropriate functional regulators for insurance activities but provides that state regulators cannot "prevent or significantly interfere" with affiliations between banks and insurance firms.

         o contains provisions designed to protect consumer privacy. The bill requires financial institutions to disclose their policy for collecting and protecting confidential information and allows consumers to "opt out" of information sharing except with unaffiliated third parties who market the institutions' own products and services or pursuant to joint agreements between two or more financial institutions.

         o provides for functional regulation of a bank's securities activities by the Securities and Exchange Commission.

         Various portions of the bill have different effective dates, ranging from immediately to more than a year for implementation.

Executive Officers Of United
----------------------------

         Executive officers of United are elected by the Board of Directors annually in January and hold office until the following January unless they sooner resign or are removed from office by the Board of Directors.

         The executive officers of United, and their ages, positions with United and the Banks and terms of office as of December 31, 1999, are as follows:

Name (age)                          Position with United or Banks                       Officer of United Since
----------                          -----------------------------                       -----------------------

Jimmy C. Tallent                   President, Chief Executive Officer and                        1988
(47)                               Director of United; Chairman of the Board
                                   of United Community, Towns and White;
                                   Director of Carolina, Fannin, First Clayton,
                                   Adairsville, Floyd and UFF.

Thomas C. Gilliland                President, Chief  Executive Officer and Vice                  1992
(51)                               Chairman of the Board of Fannin; Executive
                                   Vice President and Director of United and
                                   Adairsville.


Billy M. Decker                    Senior Vice President, Director and Secretary of              1988
(56)                               United and United Community;  Director of Carolina.

Guy W. Freeman                     President, Chief Executive Officer and Director of            1995
(64)                               Carolina;  Senior Vice President of United.

Christopher J. Bledsoe             Senior Vice President and Chief Financial                     1993
(36)                               Officer of United; Director of UFF and Adairsville.

Roger L. Bishop                    Senior Vice President and Chief Operations                    1998
(50)                               and Information Officer of United since August, 1998;
                                   prior to  joining  United,  he  served  as Senior
                                   Vice  President of  Brintech,  Inc., a consulting
                                   firm  in New  Smyrna  Beach,  Florida,  and was a
                                   Senior Consultant for Alex Sheshunoff  Management
                                   Services,  Inc.,  a  consulting  firm in  Austin,
                                   Texas.

James G. Campbell                  Senior Vice President of United since September, 1999.        1999
(50)                               Prior to joining United, he served as Regional Community
                                   Bank   President  of  Firstar  Bank,  NA  in
                                   Bowling Green, Kentucky, successor by merger
                                   in 1998 to  Trans  Financial,  Inc.,  a bank
                                   holding  company.  Prior to the  merger,  he
                                   served as Executive  Vice President of Trans
                                   Financial.

Patrick J. Rusnak                  Vice President and Controller of United since September       1998
(36)                               1998; prior to joining United, he was Senior Assistant
                                   Controller  of  Trans  Financial,  Inc.,  a  bank
                                   holding company in Bowling Green, Kentucky.


         None of the above officers is related to another and there are no arrangements or understandings between them and any other person pursuant to which any of them was elected as an officer, other than arrangements or understandings with directors or officers of United acting solely in their capacities as such.


ITEM 2.    PROPERTIES.

         The executive offices of United are located at 63 Highway 515, Blairsville, Georgia. United owns this property. The Banks conduct business from facilities primarily owned by the respective banks, all of which are in a good state of repair and appropriately designed for use as banking facilities. The Banks provide services or perform operational functions at 36 locations, of which 31 locations are owned and 5 are leased. UFF conducts operations at four locations, all of which are leased. Note 5 to United's Consolidated Financial Statements includes additional information regarding amounts invested in premises and equipment.

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


                                     PART II

ITEM 5.    MARKET FOR UNITED'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         STOCK. There is no established public trading market for United's Common Stock. At December 31, 1999, there were approximately 3,530 shareholders of record. Management of United is aware of 435 sales of United's stock in 1998, aggregating approximately 170,000 shares in blocks ranging from one share to 4,000 shares at prices ranging from $25.00 to $50.00 per share. Management is aware of 551 sales of United's stock in 1999, aggregating approximately 168,000 shares in blocks ranging from one share to 4,136 shares at prices ranging from $35.00 to $55.00 per share.

         DIVIDENDS. United declared cash dividends of $.20 per common share in 1999 and $.15 per common share in 1998. Federal and state laws and regulations impose restrictions on the ability of United and the Banks to pay dividends. Additional information regarding this item is included in note 16 to the Consolidated Financial Statements and under the heading of "Supervision and Regulation" in Part I of this report.

ITEM 6.    SELECTED FINANCIAL DATA.
(in thousands, except per share data)

                                                1999            1998          1997         1996        1995
FOR THE YEAR
Net interest income ...................     $   67,974         56,210         45,718       35,461       26,076
Provision for loan losses .............          5,104          2,612          2,814        1,751        1,128
Non-interest income ...................         10,836          9,129          7,200        5,866        4,698
Non-interest expense ..................         54,165         43,964         34,063       26,341       20,165
Income taxes ..........................          5,893          5,990          4,987        4,180        2,634
Net income ............................     $   13,648         12,773         11,054        9,055        6,847

PER COMMON SHARE
Basic earnings per share ..............     $     1.70           1.60           1.42         1.22         0.99
Diluted earnings per share ............           1.66           1.57           1.40         1.20         0.97
Cash dividends declared ...............           0.20           0.15           0.10         0.10         0.08
Book value ............................     $    11.98          11.72          10.15         8.21         7.13

AT YEAR END
Loans .................................     $1,400,360      1,061,165        872,499      662,245      489,260
Earning assets ........................      1,964,569      1,474,398      1,108,362      861,360      683,782
Assets ................................      2,131,440      1,591,399      1,216,693      926,844      738,651
Deposits ..............................      1,649,392      1,238,323      1,033,756      809,149      660,146
Stockholders' equity ..................     $   96,270         93,836         80,086       62,357       53,126
Shares outstanding ....................          8,034          8,004          7,894        7,594        7,454

AVERAGE BALANCES
Loans .................................     $1,237,892        956,452        773,245      567,456      434,682
Earning assets ........................      1,760,738      1,257,559      1,009,770      755,201      586,997
Assets ................................      1,896,189      1,355,303      1,077,978      817,682      631,247
Deposits ..............................      1,447,861      1,145,425        939,642      724,845      558,423
Stockholders' equity ..................     $   95,253         86,082         71,121       57,886       45,478
Shares outstanding - basic ............          8,020          7,973          7,810        7,399        6,919
Shares outstanding - diluted ..........          8,316          8,246          8,031        7,590        7,105

KEY PERFORMANCE RATIOS
Return on average assets ..............           0.72%          0.94%          1.03%        1.11%        1.08%
Return on average stockholders' equity           14.33%         14.84%         15.54%       15.64%       15.06%
Net interest margin, taxable equivalent           3.98%          4.60%          4.66%        4.86%        4.65%
Efficiency ratio ......................          66.85%         68.12%         65.28%       63.71%       65.53%
Dividend payout ratio .................          11.76%          9.38%          7.04%        8.20%        8.08%
Average equity to average assets ......           5.02%          6.35%          6.60%        7.08%        7.20%

EXCLUDING MERGER-RELATED CHARGES(1)
Net income ............................     $   14,803         12,733         11,054        9,055        6,847
Basic earnings per share ..............     $     1.85           1.60           1.42         1.22         0.99
Diluted earnings per share ............     $     1.80           1.57           1.40         1.20         0.97
Return on average assets ..............           0.78%          0.94%          1.03%        1.11%        1.08%
 Return on average stockholders' equity          15.54%         14.84%         15.54%       15.64%       15.06%

<F1>     Amounts and ratios exclude  merger-related charges recorded in 1999 for the merger of United and 1st Floyd Bankshares, Inc.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview
--------

         United is a bank holding company registered under the Bank Holding Company Act of 1956 and was incorporated under the laws of the state of Georgia in 1987. All of United's activities are currently conducted by its wholly-owned subsidiaries, which include the following eight banking institutions, which are collectively referred to as the "Banks" in this report:

         Bank Name                         Year Acquired         # of Offices
         ---------                         -------------         ------------
         United Community                     1988(1)                  7
         Carolina                             1990                    14
         Fannin                               1992                     4
         Towns                                1992                     1
         White                                1995                     2
         First Clayton                        1997                     1
         Adairsville                          1999                     2
         Floyd                                1999                     3
--------------
(1) Organized as a Georgia banking corporation in 1950.


         United's wholly-owned subsidiaries also include two consumer finance companies, collectively UFF, as previously defined. UFF operates four consumer finance offices located in Blue Ridge and Hiawassee, Georgia, and Murphy and Franklin, North Carolina. In addition, United owns an insurance agency, UAI.

         At December 31, 1999, United had total consolidated assets of $2.1 billion, total loans of $1.4 billion, total deposits of $1.6 billion and stockholders' equity of $96 million. United's net income for 1999 was $13.6 million, an increase of $875 million, or 6.9%, from 1998. Diluted earnings per common share increased to $1.66 in 1999, from $1.57 in 1998.

         The following discussion is intended to provide insight into the financial condition and results of operations of United and should be read in conjunction with the consolidated financial statements and accompanying notes.


Recent Developments - Pending Mergers and Acquisitions
------------------------------------------------------

         On March 3, 2000, United entered into a definitive agreement to acquire North Point Bancshares, Inc. of Dawsonville, Georgia for 958,211 shares of common stock in a transaction that will be accounted for as a pooling of interests. As of December 31, 1999, North Point Bancshares, Inc. had approximately $107 million of total assets, $97 million of total liabilities and $10 million of total equity. The assets included approximately $29 million of investment securities and $62 million of loans, net of allowance for loan losses. Total liabilities included approximately $97 million of deposits, of which $18 million were non-interest bearing demand deposits and $79 million were interest bearing deposits.

         On March 3, 2000, United entered into a definitive agreement to acquire Independent Bancshares, Inc. of Powder Springs, Georgia for 870,598 shares of common stock in a transaction that will be accounted for as a pooling of interests. As of December 31, 1999, Independent Bancshares, Inc. had approximately $145 million of total assets, $132 million of total liabilities and $13 million of total equity. The assets included approximately $26 million of investment securities and $100 million of loans, net of allowance for loan losses. Total liabilities included approximately $123 million of deposits, of which $17 million were non-interest bearing demand deposits and $106 million were interest bearing deposits.

Expansions and Mergers since December 31, 1998
----------------------------------------------

         On August 27, 1999 United completed its merger with Floyd of Rome, Georgia, in a tax-free stock exchange. United issued 632,890 shares of common stock in the transaction and recorded merger-related expenses totaling $1.2 million, net of tax. This merger was accounted for as a pooling of interests, and all of the financial statements and ratios contained in this report have been restated to include the results of Floyd for all periods presented.

         On March 31, 1999, United completed its acquisition of Adairsville of Adairsville, Georgia. Effective April 1, 1999 the results of operations for Adairsville were included in United's consolidated statements of income. This acquisition was accounted for as a purchase, for which United recorded a goodwill asset in the amount of approximately $3 million, which is being recognized through charges to expense over a term of 15 years beginning in April, 1999.

         Two new branch offices of the Banks were opened for business during 1999. United Community opened a new office in Murrayville, Georgia, which is operated under the trade name of United Community Bank of Hall County. Carolina opened a second office in Brevard, North Carolina.

Expansions prior to December 31, 1998
-------------------------------------

         Effective January 30, 1998, Fannin assumed deposits totaling $23.4 million and purchased certain assets totaling $3.7 million of a branch bank located in Ellijay, Georgia. This office is now operated under the trade name of United Community Bank of Gilmer County.

         Effective September 12, 1997, United completed the acquisition of First Clayton Bank and Trust in Clayton, Georgia. United issued 646,257 shares of common stock in connection with this merger, which was accounted for as a pooling of interests.

         United also expanded its market area during 1998 and 1997 through de novo branching. Carolina opened de novo branch offices in the western North Carolina cities of Etowah and Cherokee during 1998 and Brevard during 1997.

         United Community opened a de novo branch office in Clarkesville, Georgia during 1998 that is operated under the trade name of First Bank of Habersham.


Income Statement Review
-----------------------

         Net income was $13.6 million in 1999, an increase of 6.9% from the $12.8 million earned in 1998. Diluted earnings per common share were $1.66 for 1999, compared with $1.57 reported for 1998, an increase of 5.7%. Return on average assets and return on average equity for 1999 were .72% and 14.33%, respectively, compared with .94% and 14.84%, respectively, for 1998.

         The reported net income for 1999 includes after-tax charges of $1.2 million related to the merger with Floyd. Excluding these non-recurring items, net income for 1999 was $14.8 million, an increase of 15.9% over 1998. Diluted earnings per share for 1999, excluding merger-related charges, were $1.80, an increase of 14.5% over 1998. Return on average assets and return on average equity for 1999, exclusive of merger-related charges, were .78% and 15.54%, respectively.

         The following table summarizes the components of income and expense and the changes in those components for the past three years.

Table 1 -  Condensed  Consolidated  Statements  of Income
For the years ended December 31
(In thousands)

                                                            Change                             Change
                                          1999         Amount        %         1998        Amount       %         1997

Interest income                    $         149,740      33,526     28.8%      116,214       22,026    23.4%        94,188
Interest expense                              81,766      21,762     36.3%       60,004       11,534    23.8%        48,470
                                     ----------------------------          --------------------------         --------------
Net interest income                           67,974      11,764     20.9%       56,210       10,492    22.9%        45,718
Provision for loan losses                      5,104       2,492     95.4%        2,612         (202)   -7.2%         2,814
                                     ----------------------------          --------------------------         --------------
Net interest income after
   provision for loan losses                  62,870       9,272     17.3%       53,598       10,694    24.9%        42,904
Non-interest income                           10,836       1,707     18.7%        9,129        1,929    26.8%         7,200
Non-interest expense                          54,165      10,201     23.2%       43,964        9,901    29.1%        34,063
                                     ----------------------------          --------------------------         --------------
Income before income taxes                    19,541         778      4.1%       18,763        2,722    17.0%        16,041
Income tax expense                             5,893         (97)    -1.6%        5,990        1,003    20.1%         4,987
                                     ----------------------------          --------------------------         --------------
Net income                         $          13,648         875      6.9%       12,773        1,719    15.6%        11,054
                                     ============================          ==========================         ==============

The individual components of income and expense are discussed in further detail below.

Net Interest Income
-------------------

         Net interest income (the difference between the interest earned on assets and the interest paid on deposits and liabilities) is the single largest component of United's operating income. United actively manages this income source to provide an optimal level of income while balancing interest rate, credit and liquidity risks. Net interest income totaled $68.0 million in 1999, an increase of $11.8 million, or 21%, from the level recorded in 1998. Net interest income for 1998 increased $10.5 million, or 23%, over the 1997 level. On a fully tax-equivalent basis, net interest income was $70.0 million in 1999, compared with $57.9 million in 1998 and $47.0 million in 1997.

         In 1999, average interest earning assets increased $503 million, or 40%, over the 1998 amount. This increase was primarily due to the increased volume of loans and to increased securities acquired as part of United's leverage program. Average loans outstanding for 1999 were $1.2 billion, compared with $956 million in 1998. Average interest bearing liabilities for 1999 increased $488 million, or 43%, over the 1998 average balance. This increase was primarily due to an increase in the level of average interest bearing deposits of $256 million, or 25%, and an increase in borrowed funds of $232 million, or 204%. Approximately $150 million of the increased in average borrowed funds were in conjunction with United's leverage program, which is explained in detail in the Investment Securities section of this discussion. The majority of new borrowings were fixed and floating rate advances from the Federal Home Loan Bank
(FHLB) that were at a funding cost competitive with the Banks' current certificate of deposit rates. Additional information regarding the FHLB advances is provided in note 7 of the consolidated financial statements.

         The banking industry uses two key ratios to measure relative profitability of net interest income. The net interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest bearing liabilities. The interest rate spread eliminates the impact of non-interest bearing deposits and gives a direct perspective on the effect of market interest rate movements. The net interest margin is defined as net interest income as a percent of average total earning assets and takes into account the positive impact of investing non-interest bearing deposits.

         United's net interest spread was 3.55% in 1999, 4.04% in 1998 and 4.05% in 1997, while the net interest margin (on a tax-equivalent basis) was 3.98% in 1999, 4.60% in 1998 and 4.66% in 1997. The 62 basis point decrease in the net interest margin from 1998 to 1999 is primarily attributed to the following: the narrower spread on the assets and associated liabilities in the leverage program; the increased reliance on borrowed funds; increased competitive pricing pressure on loans and deposits; increased cash balance held for Year 2000 contingency and the impact of bank-owned life insurance revenue recorded as non-interest income.

         The average cost of interest bearing liabilities for 1999 was 5.07%, a decrease of 27 basis points from 1998. Core deposits, which include transaction accounts, savings accounts and non-brokered certificates of deposit less than $100 thousand, represented approximately 77% of total deposits in 1999, a decrease from 82% in 1998.

         The following table shows, for the past three years, the relationship between interest income and expense and the average balances of interest earning assets and interest bearing liabilities.


Table 2 - Average Consolidated Balance Sheets and Net Interest Analysis For the Years Ended December 31
Fully tax-equivalent basis
(in thousands)

                                                 1999                        1998                       1997
                                       ------------------------- --------------------------- --------------------------
                                        Average  Interest Avg.     Average   Interest Avg.    Average   Interest Avg.
                                        Balance    <F1>   Rate     Balance     <F1>   Rate    Balance     <F1>   Rate
                                       ------------------------- --------------------------- --------------------------
Assets:
Interest-earning assets:
  Loans, net of unearned income <F2>     $21,242,418  119,669 9.63%     961,763   99,126 10.31%    777,583   80,675 10.38%
  Taxable investments                        417,602   25,285 6.05%     200,457   12,264  6.12%    156,784    9,609  6.13%
  Tax-exempt investments                      80,949    5,795 7.16%      67,067    4,879  7.27%     44,326    3,514  7.93%
  Federal funds sold
    and other interest income                 19,769    1,050 5.31%      28,272    1,644  5.81%     31,077    1,723  5.54%
                                          -------------------       --------------------        -------------------
Total interest-earning assets /
  interest income                          1,760,738  151,799 8.62%   1,257,559  117,913  9.38%  1,009,770   95,521  9.46%
                                          -------------------       --------------------        -------------------
Non-interest-earning assets:
  Allowance for loan losses                  (15,341)                    (11,805)                    (9,854)
  Cash and due from banks                     63,452                      45,176                     30,662
  Premises and equipment                      45,382                      35,331                     24,832
  Other assets                                41,958                      29,042                     22,568
                                           ---------                 -----------                 ----------
Total assets                             $ 1,896,189                   1,355,303                  1,077,978
                                           =========                 ===========                 ==========
Liabilities and Stockholders' Equity
Interest-bearing liabilities:
  Interest-bearing deposits:
    Transaction accounts                 $   323,180   12,237 3.79%     254,016   10,200  4.02%    188,997    7,230  3.83%
    Savings deposits                          70,761    2,008 2.84%      54,248    1,520  2.80%     45,063    1,238  2.75%
    Certificates of deposit                  872,077   48,414 5.55%     701,722   41,423  5.90%    604,989   36,309  6.00%
                                         --------------------        --------------------        -------------------
    Total interest-bearing deposit         1,266,018   62,659 4.95%   1,009,986   53,143  5.26%    839,049   44,777  5.34%
                                         --------------------       --------------------        -------------------
Federal Home Loan Bank advances              249,755   13,096 5.24%      90,834    5,010  5.52%     39,615    2,382  6.01%
Long-term debt and other borrowings <F3>      95,866    6,011 6.27%      22,922    1,851  8.08%     17,697    1,311  7.41%
                                         --------------------       --------------------        -------------------
  Total borrowed funds                       345,621   19,107 5.53%     113,756    6,861  6.03%     57,312    3,693  6.44%
                                         --------------------       --------------------        -------------------
Total interest-bearing liabilities /
  interest expense                         1,611,639   81,766 5.07%   1,123,742   60,004  5.34%    896,361   48,470  5.41%
Non-interest-bearing liabilities:
  Non-interest-bearing deposits              181,843                    135,439                    100,593
  Other liabilities                            7,454                     10,040                      9,903
                                           ---------                -----------                 ----------
  Total liabilities                        1,800,936                  1,269,221                  1,006,857
                                           ---------                 -----------                 ----------
Stockholders' equity                         95,253                      86,082                     71,121
                                           ---------                 -----------                 ----------
Total liabilities
  and stockholders' equity               $ 1,896,189                  1,355,303                  1,077,978
                                           =========                 ===========                 ==========
Net interest-rate spread                                      3.55%                       4.04%                      4.05%
Impact of non-interest bearing
  sources and other changes in
  balance sheet composition                                   0.43%                       0.56%                      0.61%
                                                             ------                     -------                    -------
Net interest income /
  margin on interest-earning assets <F4>              70,033 3.98%               57,909  4.60%              47,051  4.66%
                                                   ================            ================           ================

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

Table 3 - Change in Interest Income and Expense on a Tax Equivalent Basis (in thousands)

                                                   1999 Compared to 1998                   1998 Compared to 1997
                                                    Increase (decrease)                      Increase (decrease)
                                              in interest income and expense          in interest income and expense
                                                       due to changes in:                    due to changes in:
                                               Volume       Rate        Total         Volume       Rate        Total
                                             -------------------------------------  -------------------------------------
Interest-earning assets:
Loans                                    $        27,380      (6,837)      20,543        19,109        (658)      18,451
Taxable investments                               13,149        (128)      13,021         2,677         (22)       2,655
Tax-exempt investments                               995         (79)         916         1,803        (438)       1,365
Federal funds sold
  and other interest income                         (461)       (133)        (594)         (156)         77          (79)
                                             -------------------------------------  -------------------------------------
Total interest-earning assets                     41,063      (7,177)      33,886        23,433      (1,041)      22,392

Interest-bearing liabilities:
Transaction accounts                               2,646        (609)       2,037         2,487         483        2,970
Savings deposits                                     468          20          488           252          30          282
Certificates of deposit                            9,575      (2,584)       6,991         5,806        (692)       5,114
                                             -------------------------------------  -------------------------------------
  Total interest-bearing deposits                 12,689      (3,173)       9,516         8,545        (179)       8,366
FHLB advances                                      8,345        (259)       8,086         3,080        (452)       2,628
Long-term debt and other borrowings                4,660        (500)       4,160           387         153          540
                                             -------------------------------------  -------------------------------------
  Total borrowed funds                            13,005        (759)      12,246         3,467        (299)       3,168
                                             -------------------------------------  -------------------------------------
Total interest-bearing liabilities                25,694      (3,932)      21,762        12,012        (478)      11,534
                                             -------------------------------------  -------------------------------------
Increase (decrease)
  in net interest income                 $        15,369      (3,245)      12,124        11,421        (563)      10,858
                                             =====================================  =====================================


Provision for Loan Losses
-------------------------

         The provision for loan losses in 1999 was $5.1 million, compared with $2.6 million in 1998 and $2.8 million in 1997. As a percentage of average outstanding loans, the provisions recorded for 1999, 1998 and 1997 were .41%,
 .27% and .36%, respectively. Net loan charge-offs as a percentage of average outstanding loans for 1999 were .15%, compared with .10% for 1998 and .05% for 1997. The increase in the provision for loan loss in 1999 is primarily attributed to growth in the loan portfolio and the increased level of net charge-offs.

         The provision for loan losses is based on management's evaluation of inherent risks in the loan portfolio and the corresponding analysis of the allowance for loan losses. Additional discussion on loan quality and the allowance for loan losses is included in the Asset Quality section of this report.


Non-interest Income
-------------------

         Total non-interest income for 1999 was $10.8 million, compared with $9.1 million in 1998 and $7.2 million in 1997. The following table presents the components of non-interest income for 1999, 1998 and 1997.

Table 4 - Non-interest Income
(in thousands)

                                                  ------------------------------------------------------------------
                                                                      Years Ended December 31,
                                                  ------------------------------------------------------------------
                                                      1999       % Change       1998       % Change        1997
--------------------------------------------------------------------------------------------------------------------
Service charges on deposit accounts           $          5,161          22%        4,227           15%        3,681
Mortgage loan and related fees                           1,638         -10%        1,822           57%        1,157
ATM fees                                                   539          69%          319           40%          228
Insurance commissions                                    1,027          53%          672          159%          259
Trust and brokerage revenue                                622          46%          427          132%          184
Gains (losses) on securities sales, net                    543         -32%          804            9%          737
Safe deposit box rental                                    219          26%          174           16%          150
Bank-owned life insurance                                  395          n/m            -           n/m            -
Other                                                      692           1%          684          -15%          804
                                                  ------------------------------------------------------------------
     Total                                    $         10,836          19%        9,129           27%        7,200
                                                  ==================================================================


         The primary source of non-interest income for United is service charges and fees on deposit accounts held by the Banks. Total deposit service charges and fees for 1999 were $5.2 million, or 48% of total non-interest income, compared with $4.2 million, or 46% of total non-interest income in 1998. The growth of deposit service charge and fee revenue for 1999 and 1998 was primarily due to the increase in the number of deposit accounts.

         Net gains on the sale of securities totaled $543 thousand for 1999, compared with $804 thousand for 1998 and $737 in 1997. The gains in 1999 were primarily related to the sale of an equity security. Securities gains recognized during 1998 and 1997 gains were primarily the result of a general decline in interest rates coupled with management's decision to shift a portion of the balance of the securities portfolios of the Banks to higher yielding mortgage securities.

         Mortgage loan and related fees for 1999 were $1.6 million, a decrease of 10% compared with 1998. This decrease was primarily due to the higher interest rate environment during 1999 that reduced the market for mortgage refinance loans. Substantially all of the mortgage loan and related fees recorded during 1999 were received as the result of originating approximately $129 million of residential mortgages that were subsequently sold into the secondary market. These loans were all sold with the right to service the loans (the servicing asset) released to the purchaser for a fee. The decrease in mortgage loan and related fees for 1999 was offset by the effect of recognizing $72 thousand less in amortization of mortgage servicing rights in 1999 compared with 1998. This reduction of amortization was in response to decreased prepayment levels within the serviced loan portfolio due to higher mortgage market interest rates.

         Trust and brokerage revenue for 1999 was $622 thousand, an increase of 46% compared with 1998. This increase is primarily attributed to management's continued focus on personal trust business opportunities within the current customer base of the Banks.

         Insurance commissions increased $355 thousand, or 53%, compared with 1998. This increase is primarily attributed to loan growth-related increased credit life sales at UFF of $198 thousand and increased commission revenue for UAI of $96 thousand. The revenue increase at UAI resulted from a one-time commission on the sale of bank-owned life insurance policies to the Banks.

         Non-interest income for 1999 also included $395 thousand of revenue related to the increase in value of $8.1 million of bank-owned life insurance contracts purchased by United in December 1998.

Non-interest Expense

         Total non-interest expense for 1999 was $54.2 million, compared with $43.9 million in 1998 and $34.1 million in 1997. Non-interest expense for 1999 includes $1.8 million of charges related to the merger with Floyd, primarily for employee contractual obligations, write-off of obsolete equipment and professional fees. The following table presents the components of non-interest expense for the years ended December 31, 1999, 1998 and 1997.

Table 5 - Non-interest Expense
(in thousands)

                                           -------------------------------------------------------------
                                                             Years Ended December 31,
                                           -------------------------------------------------------------
                                              1999      % Change       1998      % Change      1997
--------------------------------------------------------------------------------------------------------
Salaries                               $        23,571         21%       19,435         29%      15,053
Employee benefits                                6,113         19%        5,125         33%       3,861
Occupancy                                        3,193         17%        2,719         30%       2,086
Furniture and equipment                          4,439         41%        3,158         46%       2,169
Communications                                   1,526         29%        1,180         63%         725
Advertising and public relations                 2,331          6%        2,207          2%       2,158
Postage, printing and supplies                   2,710         14%        2,372         33%       1,787
Professional fees                                1,467          2%        1,432         29%       1,110
Amortization of intangibles                        710         39%          509         23%         414
Other expense                                    6,260          7%        5,827         24%       4,700
                                           -------------------------------------------------------------
                                                52,320         19%       43,964         29%      34,063
Merger-related expenses                          1,845                        -                       -
                                           ------------            -------------            ------------
     Total non-interest expense        $        54,165         23%       43,964         29%      34,063
                                           ============            =============            ============


         Total salaries and benefits for 1999, excluding merger-related expenses, increased by 21% over the 1998 level. This increase was primarily due to staff additions for new branch bank offices, staffing increases at existing branches that experienced growth, and the addition of several senior management positions at the holding company during the second half of 1998 and 1999. United had 778 full-time equivalent employees at December 31, 1999, compared with 687 at year-end 1998.

         Total occupancy expense for 1999 increased by 17% compared with 1998. This increase is primarily attributed to the opening of new branch bank offices located in the primary market areas of United during the second half of 1998 and 1999 and the acquisition of Adairsville.

         Total furniture and equipment expense for 1999, excluding merger-related expenses, increased by 41% compared with 1998. This increase is primarily attributed to the depreciation expense for the wide area computer network, the acquisition of Adairsville and expense associated with the operation of new branch bank offices.

         Communications expense, which includes data circuit costs, local phone service, long-distance service and cellular service increased by 29% during 1999 and 63% during 1998. These increases were both primarily due to the new facilities opened since 1997 and new expenses associated with installation and maintenance of frame-relay data circuits that are the communications backbone for United's wide-area computer network.

         Postage, printing and supply expense for 1999 increased by 14% compared with 1998. This increase is a direct result of increases in the number of deposit, loan and trust customers during the year.

         Amortization of intangible assets in 1999 increased 39% compared with 1998. This increase is attributed to the amortization of the goodwill asset related to the acquisition of Adairsville in March 1999. Additional information regarding United's accounting policy for goodwill and deposit-based intangible assets is included in the notes to the consolidated financial statements.

         The efficiency ratio measures a bank's total operating expenses as a percentage of net interest income (before provision for loan losses) and non-interest income, excluding net gains or losses on the sale of securities and merger-related expenses. United's efficiency ratio for 1999 was 66.9%, compared with 68.1% in 1998 and 65.2% in 1997.

         During 1999 United recognized $1.8 million of expenses related to the merger with Floyd. These charges consisted of compensation expense ($692 thousand); equipment write-offs ($424 thousand); professional fees ($522 thousand) and, other expense ($207 thousand). At December 31, 1999, $455 thousand of the total $1.8 million merger charge was recorded as an accrued liability.


Income Taxes
------------

         United had income tax expense of $5.9 million in 1999, compared with $6.0 million in 1998 and $5.0 million in 1997. United's effective tax rates (tax expense expressed as a percentage of pre-tax net income) for 1999, 1998 and 1997 were 30.2%, 31.9% and 31.1%, respectively. These effective rates are lower than the statutory Federal tax rate primarily because of interest income on certain investment securities and loans that is exempt from income taxes. Additional information regarding United's income taxes can be found in note 11 to the consolidated financial statements.


Balance Sheet Review
--------------------

         Total assets at December 31, 1999 were $2.1 billion, an increase of $541 million, or 34%, from December 31, 1998. On an average basis, total assets increased $541 million, or 40%, from 1998 to 1999. Average interest earning assets for 1999 were $1.8 billion, compared with $1.3 million for 1998, an increase of 40%.

Loans
-----

         Total loans averaged $1.2 billion in 1999, compared with $956 million in 1998, an increase of 29%. At December 31, 1999, total loans were $1.4 billion, an increase of $339 million, or 32%, from December 31, 1998. Over the past five years, United has experienced strong loan growth in all markets, with particular strength in loans secured by real estate, both residential and non-residential. The following table presents a summary of the loan portfolio by category over that period.

Table 6 - Loans Outstanding
(in thousands)

                                                                                December 31,
                                                      1999           1998            1997          1996          1995
---------------------------------------------------------------------------------------------------------------------------
Commercial                                     $        125,245         109,647        119,262       110,402        68,427
Real estate - construction                              161,774         121,900         83,528        55,045        31,663
Real estate - mortgage                                  969,385         694,561        545,556       390,294       300,666
Consumer                                                143,956         135,057        124,153       106,504        88,504
                                                 --------------------------------------------------------------------------
   Total loans                                 $      1,400,360       1,061,165        872,499       662,245       489,260
                                                 ==========================================================================

As a percentage of total loans:
   Commercial                                              8.9%           10.3%          13.7%         16.7%         14.0%
   Real estate - construction                             11.6%           11.5%           9.6%          8.3%          6.5%
   Real estate - mortgage                                 69.2%           65.5%          62.5%         58.9%         61.4%
   Consumer                                               10.3%           12.7%          14.2%         16.1%         18.1%
                                                 --------------------------------------------------------------------------
       Total                                             100.0%          100.0%         100.0%        100.0%        100.0%
                                                 ==========================================================================


         Substantially all of United's loans are to customers located in Georgia and North Carolina, in the immediate market areas of the Banks. This includes loan customers who have a seasonal residence in the Banks' market areas. The following table indicates United's loans by specific collateral type or loan purpose as of December 31, 1999:

Table 7 - Loans by Collateral Type or Purpose
(in thousands)

                                                                      Percent of
                                                                      Total Loans
                                                                      ------------
Secured by real estate:
    Residential first liens                     $         506,729           36.1%
    Residential second liens                               27,177            1.9%
    Home equity lines of credit                            53,191            3.8%
    Construction and land development                     161,774           11.6%
    Non-farm, non-residential                             355,269           25.4%
    Farmland                                               16,173            1.2%
    Multi-family residential                               10,846            0.8%
                                                   ---------------    ------------
      Total real estate                                 1,131,159           80.8%
                                                   ---------------    ------------

Other loans:
    Commercial and industrial                             105,221            7.5%
    Agricultural production                                 9,923            0.7%
    States and municpalities                               10,101            0.7%
    Consumer installment loans                            136,983            9.8%
    Credit cards and other revolving credit                 6,973            0.5%
                                                   ---------------    ------------
       Total other loans                                  269,201           19.2%
                                                   ---------------    ------------
       Total loans                              $       1,400,360          100.0%
                                                   ===============    ============

         As of December 31, 1999, United's 20 largest credit relationships consisted of loans and loan commitments ranging from $2.4 to $10.0 million, with an aggregate total credit exposure of $77 million. All of these credits have been underwritten in a prudent manner and structured in order to minimize United's potential exposure to loss.

         The following table sets forth the maturity distribution of real estate construction and commercial loans, including the interest rate sensitivity for loans maturing in greater than one year, as of December 31, 1999. United's loan policy does not permit automatic roll-over of matured loans.

Table 8 - Loan Portfolio Maturity
(in thousands)

                                                                                  Rate Structure for Loans
                                                Maturity                          Maturing Over One Year
                                 -------------------------------------------------------------------------
                                   One Year   One through   Over Five                Fixed     Floating
                                    or Less    Five Years     Years      Total       Rate        Rate
----------------------------------------------------------------------------------------------------------
Commercial                    $        61,266       42,493      21,486    125,245      57,214       6,765
Real estate - construction            130,607       31,167           -    161,774       7,581      23,586
                                 -------------------------------------------------------------------------
     Total                    $       191,873       73,660      21,486    287,019      64,795      30,351
                                 =========================================================================


Asset Quality and Risk Elements
-------------------------------

         United manages asset quality and controls credit risk through diversification of the loan portfolio and the application of policies designed to promote sound underwriting and loan monitoring practices. United's loan administration function is charged with monitoring asset quality, establishing credit policies and procedures and enforcing the consistent application of these policies and procedures at all of the Banks.

         The provision for loan losses is the annual cost of providing an adequate allowance for anticipated potential future losses on loans. The amount each year is dependent upon many factors including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, management's assessment of loan portfolio quality, the value of collateral, and economic factors and trends. The evaluation of these factors is performed by United's credit administration department through an analysis of the adequacy of the allowance for loan losses.

         Reviews of non-performing, past due loans and larger credits, designed to identify potential charges to the allowance for loan losses, as well as determine the adequacy of the allowance, are conducted on a regular basis during the year. These reviews are performed by the responsible lending officers, as well as a separate loan review department, and consider such factors as the financial strength of borrowers, the value of the applicable collateral, past loan loss experience, anticipated loan losses, growth in the loan portfolio, prevailing and anticipated economic conditions and other factors.

         United does not currently allocate the allowance for loan losses to the various loan categories and there were no significant changes in the estimation methods and assumptions used to determine the adequacy of the allowance for loan losses during 1999.

The following table presents a summary of changes in the allowance for loan losses for each of the past five years.

Table 9

                                                                  Years Ended December 31,
                                                       1999       1998       1997      1996       1995
----------------------------------------------------------------------------------------------------------
Balance beginning of period                      $      12,680      10,989     8,536     5,316      4,415
Provision for loan losses                                5,104       2,612     2,814     1,751      1,128
Allowance for loan losses acquired
   from  subsidiary at acquisition date                  1,822           -         -     1,813          -
Amounts charged-off:
     Commercial                                            357         460        73       329        148
     Real estate - construction                              4           -         -         -         24
     Real estate - residential mortgage                    556         233        99        13        337
     Consumer                                            1,936         770       658       361        205
                                                    ------------------------------------------------------
         Total loans charged-off                         2,853       1,463       830       703        714
                                                    ------------------------------------------------------
Recoveries of charged-off loans:
     Commercial                                            167         287        22       251        187
     Real estate - construction                              5           -         -         -          -
     Real estate - residential mortgage                    323          36       296        49        188
     Consumer                                              474         219       151        59        112
                                                    ------------------------------------------------------
          Total recoveries                                 969         542       469       359        487
                                                    ------------------------------------------------------
      Net charge-offs                                    1,884         921       361       344        227
                                                    ------------------------------------------------------
Balance end of period                            $      17,722      12,680    10,989     8,536      5,316
                                                    ======================================================

Total loans:
   At year-end                                   $   1,400,360   1,061,165   872,499   662,245    489,260
   Average                                       $   1,237,892     956,452   773,245   567,456    434,682
As a percentage of average loans:
   Net charge-offs                                       0.15%       0.10%     0.05%     0.06%      0.05%
   Provision for loan losses                             0.41%       0.27%     0.36%     0.31%      0.26%
Allowance as a percentage of year-end loans              1.27%       1.19%     1.26%     1.29%      1.09%
Allowance as a percentage of non-performing loans         974%       1174%      964%      527%       220%


         Management believes that the allowance for loan losses at December 31, 1999 is sufficient to absorb losses inherent in the loan portfolio as of that date based on the best information available, including the credit risks related to the Year 2000 issue described in detail later in this discussion. This assessment involves uncertainty and judgment; therefore, the adequacy of the allowance for loan losses cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examination of the Banks, may require additional charges to the provision for loan losses in future periods if the results of their review warrant.

         Additional information on the process United uses to determine the adequacy of the allowance for loan losses is provided in Part I, Item I of this report under the heading Loan Review and Non-performing Assets.


Non-performing Assets
---------------------

         Non-performing loans, which included non-accrual loans and accruing loans past due over 90 days, totaled $1.8 million at year-end 1999, compared with $1.1 million at December 31, 1998. At December 31, 1999, the ratio of non-performing loans to total loans was .13%, compared with .10% at year-end 1998. Non-performing assets, which include non-performing loans and foreclosed real estate, totaled $2.4 million at December 31, 1999, compared with $1.5 million at year-end 1998.

         It is the general policy of the Banks to place loans on non-accrual status when, in the opinion of management, the principal and interest on a loan is not likely to be repaid in accordance with the loan terms. When a loan is placed on non-accrual status, interest previously accrued but not collected is reversed against current interest income. Depending on management's evaluation of the borrower and loan collateral, interest on a non-accrual loan may be recognized on a cash basis as payments are received. Loans made by the Banks to facilitate the sale of other real estate are made on terms comparable to loans of similar risk.

         There were no commitments to lend additional funds to loan customers with loans on non-accrual status at December 31, 1999. The table below summarizes United's non-performing assets for each of the last five years.

Table 10 - Non-Performing Assets
(in thousands)

                                                                         December 31,
                                                     1999        1998        1997         1996        1995
---------------------------------------------------------------------------------------------------------------
Non-accrual loans                              $        1,370         612         601          992       2,018
Loans past due 90 days or more and
    still accruing                                        450         468         539          628         402
                                                 --------------------------------------------------------------
    Total non-performing loans                          1,820       1,080       1,140        1,620       2,420
Other real estate owned                                   541         424         386          210          65
                                                 --------------------------------------------------------------
     Total non-performing assets               $        2,361       1,504       1,526        1,830       2,485
                                                 ==============================================================

Total non-performing loans as a percentage
     of total loans                                     0.13%       0.10%       0.13%        0.24%       0.49%
Total non-performing assets as a percentage
     of total assets                                    0.11%       0.09%       0.13%        0.20%       0.34%


         At December 31, 1999, United had $5.1 million of loans which were not classified as non-performing but for which known information about the borrowers' financial condition caused management to have concern about the ability of the borrowers to comply with the repayment terms of the loans. These loans were identified through the loan review process described in the Asset Quality and Risk Elements section of this discussion above that provides for assignment of a risk rating based on an ten-grade scale to all commercial and commercial real estate loans. Based on the evaluation of current market conditions, loan collateral, other secondary sources of repayment and cash flow generation, management does not anticipate any significant losses related to these loans. These loans are subject to continuing management attention and are considered in the determination of the allowance for loan losses.

Investment Securities
---------------------

         The composition of the securities portfolio reflects United's investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of income. The securities portfolio also provides a balance to interest rate risk and credit risk in other categories of the balance sheet while providing a vehicle for the investment of available funds, furnishing liquidity, and supplying securities to pledge as required collateral for certain deposits. During 1999, United expanded its leverage program, which uses borrowed funds to purchase investment securities, by approximately $89 million over year-end 1998.

         Total average securities increased 86% during 1999 and 33% during 1998. The following table shows the carrying value of United's securities, by security type, as of December 31, 1999, 1998 and 1997.

Table 11 - Carrying Value of Securities
(in thousands)

                                                                    December 31,
                                                        1999           1998            1997
-------------------------------------------------------------------------------------------------
Securities held to maturity:
      U.S. Treasury                              $              -               -            500
      U.S. Government agencies                                  -           1,885         22,361
      State and political subdivisions                          -          53,386         42,330
      Mortgage-backed securities                                -           2,122          4,368
      Other securities                                          -             913            146
                                                    ---------------------------------------------
                                                    ---------------------------------------------
           Total securites held to maturity                     -          58,306         69,705
                                                    ---------------------------------------------

Securities available for sale:
      U.S. Treasury                                        32,400          33,080         47,442
      U.S. Government agencies                            102,730          46,904         51,762
      State and political subdivisions                     78,824          22,610         12,243
      Mortgage-backed securities                          297,932         220,636         36,139
      Other securities                                     22,617          10,557          6,190
                                                    ---------------------------------------------
           Total securities available for sale            534,503         333,787        153,776
                                                    ---------------------------------------------
           Total securities                       $       534,503         392,093        223,481
                                                    =============================================


         On January 1, 1999, United adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). As permitted by SFAS No. 133, United transferred all securities classified as held to maturity at January 1, 1999 to available for sale. Accordingly, the carrying value of United's entire securities portfolio at December 31, 1999 is recorded on the balance sheet at its fair market value of $535 million. At year-end 1998, United had $58 million of securities classified as held to maturity. These securities had a fair market value at year-end 1998 of $60 million.

         United's investment portfolio consists principally of U.S. Government and agency securities, municipal securities, various equity securities and U.S. Government sponsored agency mortgage-backed securities. A mortgage-backed security relies on the underlying mortgage pools of loans to provide a cash flow of principal and interest. The actual maturities of these securities will differ from the contractual maturities because the loans underlying the security may prepay with or without prepayment penalties. Decreases in interest rates will generally cause an increase in prepayment levels. In a declining interest rate environment, United may not be able to reinvest the proceeds from these prepayments in assets that have comparable yields. However, because the majority of the mortgage-backed securities have adjustable rates, the negative effects of changes in interest rates on income and the carrying values of these securities are somewhat mitigated.

         During the fourth quarter of 1998, management initiated a leverage program designed to make optimal utilization of United's assets and capital. This program provides for using borrowed funds (principally FHLB advances) secured by mortgage loans and securities of the Banks to purchase additional securities. The securities purchased in conjunction with the leverage program during 1998 and 1999 are primarily mortgage backed pass-through and other mortgage backed securities, including collateralized mortgage obligations ("CMOs"). As of December 31, 1999, the leverage program at United added $164 million in total borrowings and earning assets. Management does not expect any increase in the leverage program assets during 2000, and plans to use proceeds from the leverage securities paydowns to fund loan growth and reduce associated leverage program borrowings.

         At December 31, 1999, United had 25% of its total investment portfolio in mortgage backed pass-through securities, all of which are issued or backed by Federal agencies, compared with 35% at December 31, 1998. United did not have securities of any issuer in excess of 10% of equity at year-end 1999 or 1998. Other mortgage-backed securities, including CMOs, represented 14% of the total securities portfolio at December 31, 1999, compared with 29% at year-end 1998. Approximately 81% of the other mortgage-backed securities portfolio was collateralized by mortgage-backed securities issued or backed by Federal agencies as of December 31, 1999.

Deposits
--------

         Total average deposits for 1999 were $1.4 billion, an increase of $302 million, or 26% from 1998. Average non-interest bearing demand deposit accounts increased $46 million, or 34%, and average interest bearing transaction accounts increased $69 million, or 27%, from 1998. Average time deposits for 1999 were $872 million, an increase of 24% from 1998.

         Time deposits of $100 thousand and greater totaled $312 million at December 31, 1999, compared with $220 million at year-end 1998. During 1999, United began to utilize "brokered" time deposits, issued in certificates of less than $100 thousand, as an alternative source of cost-effective funding. Average brokered time deposits outstanding in 1999 were $23 million; no material amounts of brokered time deposits were outstanding during 1998. Total interest paid on time deposits of $100 thousand and greater during 1999 was $13.5 million. The following table sets forth the scheduled maturities of time deposits of $100 thousand and greater and brokered time deposits at December 31, 1999.

Table 12 - Maturities of Time Deposits of $100 Thousand and Greater and Brokered Deposits (in thousands)

$100 Thousand and Greater:
Three months or less                  $           99,463
Over three  through six months                    77,963
Over six through twelve months                    74,866
Over one year                                     60,074
                                        -----------------
     Total                            $          312,366
                                        =================

Brokered Deposits:
Three months or less                  $           10,250
Over three  through six months                    15,250
Over six through twelve months                    32,000
Over one year                                     12,000
                                        -----------------
     Total                            $           69,500
                                        =================

Short-term Borrowings
---------------------

         At December 31, 1999, all of the Banks were shareholders in the Federal Home Loan Bank of Atlanta. Through this affiliation, secured advances totaling $288 million were outstanding at rates competitive with time deposits of like maturities. United anticipates continued utilization of this short and long term source of funds to minimize interest rate risk. The FHLB advances outstanding at December 31, 1999 had both fixed and floating interest rates ranging from 4.35% to 7.81%. Approximately 28% of the FHLB advances mature prior to December 31, 2000. Additional information regarding FHLB advances, including scheduled maturities, is provided in note 7 to the consolidated financial statements.

Interest Rate Sensitivity Management
------------------------------------

         The absolute level and volatility of interest rates can have a significant impact on United's profitability. The objective of interest rate risk management is to identify and manage the sensitivity of net interest income to changing interest rates, in order to achieve United's overall financial
goals.   Based  on  economic   conditions,   asset  quality  and  various  other
considerations, management establishes tolerance ranges for interest rate sensitivity and manages within these ranges.

         United uses income simulation modeling as the primary tool in measuring interest rate risk and managing interest rate sensitivity. Simulation modeling considers not only the impact of changing market rates of interest on future net interest income, but also such other potential causes of variability as earning asset volume, mix, yield curve relationships, customer preferences and general market conditions.

         Interest rate sensitivity is a function of the repricing characteristics of United's portfolio of assets and liabilities. These repricing characteristics are the time frames within which the interest bearing assets and liabilities are subject to change in interest rates either at replacement, repricing or maturity during the life of the instruments. Interest rate sensitivity management focuses on the maturity structure of assets and liabilities and their repricing characteristics during periods of changes in market interest rates. Effective interest rate sensitivity management seeks to ensure that both assets and liabilities respond to changes in interest rates within an acceptable timeframe, thereby minimizing the impact of interest rate changes on net interest income. Interest rate sensitivity is measured as the difference between the volumes of assets and liabilities in United's current portfolio that are subject to repricing at various time horizons: immediate; one to three months; four to twelve months; one to five years; over five years, and on a cumulative basis. The differences are known as interest sensitivity gaps. The following table shows interest sensitivity gaps for these different intervals as of December 31, 1999.

Table 13 - Interest Rate Gap Sensitivity
(in thousands)

                                                               One        Four      One    Over Five
                                                             Through     Through  Through  Years and
                                                              Three       Twelve    Five   Non-rate
                                                Immediate     Months      Months   Years   Sensitive     Total
--------------------------------------------------------------------------------------------------------------
Interest earning assets:
     Federal funds sold                        $   23,380            -         -        -         -       23,380
     Securities                                         -       74,762    36,415  180,943   242,383      534,503
     Mortgage loans held for sale                       -        6,326         -        -         -        6,326
     Loans                                              -      302,510   520,066  433,361   144,423    1,400,360
                                                 ----------------------------------------------------------------
        Total interest earning assets              23,380      383,598   556,481  614,304   386,806    1,964,569
                                                 ---------------------------------------------------------------

Interest bearing liabilities:
     Demand deposits                                    -      328,815         -        -         -      328,815
     Savings deposits                                   -            -    73,953        -         -       73,953
     Time deposits                                      -      292,233   519,000  243,385         -    1,054,618
     Fed funds purchased/repurchase agreements     31,812            -         -        -         -       31,812
     FHLB advances                                 37,625       20,000    26,750  203,197                287,572
     Notes payable                                 15,365            -     2,142        9         -       17,516
     Convertible subordinated debentures                -            -         -        -     3,500        3,500
     Trust preferred securities                         -            -         -        -    21,000       21,000
                                                 ---------------------------------------------------------------
        Total interest bearing liabilities         84,802      641,048   621,845  446,591    24,500    1,818,786
                                                 ---------------------------------------------------------------
Non-interest bearing sources of funds                   -            -         -        -   192,006      192,006
                                                ----------------------------------------------------------------
Interest sensitivity gap                          (61,422)    (257,450)  (65,364) 167,713   170,300      (46,223)
                                                ----------------------------------------------------------------
Cumulative sensitivity gap                      $  (61,422)   (318,872) (384,236)(216,523)  (46,223)          -
                                                ================================================================

         As seen in the preceding table, during the first year 74% of interest bearing liabilities will reprice compared with 49% of all interest earning assets. Changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. In addition, the interest rate spread between an asset and its supporting liability can vary significantly while the timing of repricing for both the asset and the liability remains the same, thus impacting net interest income. This characteristic is referred to as basis risk and generally relates to the possibility that the repricing characteristics of short-term assets tied to United's prime lending rate are different from those of short-term funding sources such as certificates of deposit.

         Varying interest rate environments can create unexpected changes in prepayment levels of assets and liabilities that are not reflected in the interest rate sensitivity analysis. These prepayments may have significant impact on United's net interest margin. Because of these factors, an interest sensitivity gap analysis may not provide an accurate assessment of United's exposure to changes in interest rates.

         Table 13 indicates United is in a liability sensitive or negative gap position for the first twelve months. This liability sensitive position would generally indicate that United's net interest income would decrease should interest rates rise and would increase should interest rates fall. Due to the factors cited previously, current simulation results indicate only minimal sensitivity to parallel shifts in interest rates; however, no assurance can be given that United is not at risk from interest rate increases or decreases. Management also evaluates the condition of the economy, the pattern of market interest rates and other economic data to determine the appropriate mix and repricing characteristics of assets and liabilities necessary to optimize the net interest margin.

   The following table presents the expected maturity of the total securities by maturity date and average yields based on amortized cost (for all obligations on a fully taxable basis) at December 31, 1999. The composition and maturity/repricing distribution of the securities portfolio is subject to change depending on rate sensitivity, capital and liquidity needs.

Table 14 - Expected Maturity of Securities Available for Sale
(in thousands)

                                                                 Over One      Over Five
                                                                   Year          Years
                                                    One Year      Through       Through       Over
                                                    or Less     Five Years     Ten Years    Ten Years     Total
--------------------------------------------------------------------------------------------------------------------
      U.S. Treasury                                      9,252        23,148             -           -       32,400
      U.S. Government agencies                           4,405        61,903        33,202       3,220      102,730
      State and political subdivisions                   5,324        32,280        24,749      16,471       78,824
      Other securities <F1>                                  -             -             -     320,549      320,549
                                                  ------------------------------------------------------------------
                                                  ------------------------------------------------------------------
           Total securities available for sale          18,981       117,331        57,951     340,240      534,503
                                                  ------------------------------------------------------------------
      Percent of total                                    3.6%         22.0%         10.8%       63.6%       100.0%
      Weighted average yield <F2>                        5.66%         6.37%         7.47%       6.07%        6.27%

<F1> Includes mortgage-backed securities.
<F2> Based on amortized cost.


         In order to assist in achieving a desired level of interest rate sensitivity, United has entered into off-balance sheet contracts that are considered derivative financial instruments during 1999, 1998 and 1997. Derivative financial instruments can be a cost and capital effective means of modifying the repricing characteristics of on-balance sheet assets and liabilities. These contracts include interest rate swaps under which United pays a variable rate and receives a fixed rate, and interest rate cap contracts for which United pays an up-front premium in exchange for a variable cash flow if interest rates exceed the cap contract rate. In order to minimize the credit risk of derivative financial instruments, United requires all contract counterparties to have an investment grade or better credit rating.

         The cost of the cap contracts is included in other assets in the consolidated balance sheet and is being amortized on a straight-line basis over the five-year term of the contracts. At December 31, 1999 the cap contracts had an aggregate remaining book value of $373 thousand. The following table presents United's cap contracts outstanding at December 31, 1999.

Table 15 - Cap Contracts as of  December 31, 1999
(in thousands)

                              Notional       Contract         Contract      Fair
         Maturity              Amount         Index             Rate        Value

       August 31, 2001           5,000        Prime             10.00%           9
       August 27, 2001          20,000        Prime             10.00%          46
    September 18, 2003          10,000    3 Month LIBOR          5.50%         476
       January 4, 2004          10,000        Prime              7.75%         506
                       ----------------                                ------------
                 Total          45,000                                       1,037
                       ================                                ============

         The following table presents United's swap contracts outstanding at December 31, 1999.

Table 16 - Swap Contracts as of  December 31, 1999
(in thousands)


                                  Notional         Rate        Rate        Fair
                Maturity           Amount        Received    Paid (<F1>    Value
                 April 2, 2001     15,000        8.41%       8.50%        (169)
                 April 5, 2001     10,000        9.50%       8.50%          15
                   May 8, 2001     10,000        8.26%       8.50%        (138)
                  June 7, 2001     10,000        8.69%       8.50%         (96)
                 July 27, 2001     10,000        8.85%       8.50%         (70)
              October 12, 2001     10,000        9.11%       8.50%         (57)
                  June 7, 2002     10,000        9.05%       8.50%        (114)
                 June 14, 2002     10,000        9.12%       8.50%        (102)
                 June 24, 2002     20,000        8.80%       8.50%        (304)
                 July 29, 2002     25,000        9.04%       8.50%        (281)
               August 10, 2002     10,000        9.60%       8.50%         (51)
             December 23, 2002     10,000        9.19%       8.50%        (164)
                               ------------------------------------------------
Total/weighted average            150,000        8.95%       8.50%      (1,531)
                               ================================================

<F1> Based on prime rate at December 31, 1999.



         Effective January 1, 1999, United adopted SFAS No. 133, which requires all derivative financial instruments be included and recorded at fair value on the balance sheet. Currently, all of United's derivative financial instruments are classified as highly effective fair value hedges. Fair value hedges recognize currently in earnings both the impact of change in the fair value of the derivative financial instrument and the offsetting impact of the change in fair value of the hedged asset or liability. At December 31, 1999, United's derivative financial instruments had an aggregate negative fair value of $494 thousand.

         United requires all derivative financial instruments be used only for asset/liability management through the hedging of specific transactions or positions, and not for trading or speculative purposes. Management believes that the risk associated with using derivative financial instruments to mitigate interest rate risk sensitivity is minimal and should not have any material unintended impact on United's financial condition or results of operations.


Liquidity Management
--------------------

         The objective of liquidity management is to ensure that sufficient funding is available, at reasonable cost, to meet the ongoing operational cash needs of United and to take advantage of income producing opportunities as they arise. While the desired level of liquidity will vary depending upon a variety of factors, it is the primary goal of United to maintain a sufficient level of liquidity in all expected economic environments. Liquidity is defined as the ability of a bank to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management involves maintaining United's ability to meet the daily cash flow requirements of the Banks' customers, both depositors and borrowers.

         The primary objectives of asset/liability management are to provide for adequate liquidity in order to meet the needs of customers and to maintain an optimal balance between interest-sensitive assets and interest-sensitive liabilities, so that United can also meet the investment requirements of its shareholders as market interest rates change. Daily monitoring of the sources and use of funds is necessary to maintain a position that meets both requirements.

         The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and the maturities and sales of securities. Mortgage loans held for sale totaled $6.3 million at December 31, 1999, and typically turn over every 45 days as the closed loans are sold to investors in the secondary market. Real estate-construction and commercial loans that mature in one year or less amounted to $192 million, or 14%, of the total loan portfolio at December 31, 1999. Other short-term investments such as federal funds sold are additional sources of liquidity.

         The liability section of the balance sheet provides liquidity through depositors' interest bearing and non-interest bearing deposit accounts. Federal funds purchased, FHLB advances and securities sold under agreements to repurchase are additional sources of liquidity and represent United's incremental borrowing capacity. These sources of liquidity are short-term in nature and are used as necessary to fund asset growth and meet other short-term liquidity needs.

         As disclosed in United's consolidated statements of cash flows included in the consolidated financial statements, net cash provided by operating activities was $26.8 million during 1999. The major sources of cash provided by operating activities are net income partially offset by funding of mortgage loans held for sale and changes in other assets and other liabilities. Net cash used in investing activities of $478.7 million consisted primarily of a net increase in loans of $325.8 million and securities purchases of $244.9 million funded largely by sales, maturities and paydowns of securities of $99.4 million and additional net borrowings from the FHLB of $100.7 million. Net cash provided by financing activities provided the remainder of funding sources for 1999. The $502.1 million of net cash provided by financing activities consisted primarily of a $381 million net increase in deposits and a net increase in FHLB advances of $100.7 million.

         In the opinion of management, United's liquidity position at December 31,1999, is sufficient to meet its expected cash flow requirements. Reference should be made to the consolidated statements of cash flows appearing in the consolidated financial statements for a three-year analysis of the changes in cash and cash equivalents resulting from operating, investing and financing activities.

Capital Resources and Dividends
-------------------------------

         Stockholders' equity at December 31, 1999 was $96.2 million, an increase of $2.4 million, or 2.6%, from December 31, 1998. Excluding the change in the capital category of accumulated other comprehensive income (loss), stockholders' equity increased by 13.3%. Accumulated other comprehensive income
(loss) is not included in the calculation of regulatory capital adequacy ratios. For additional information on accumulated other comprehensive income (loss), please refer to the statements of other comprehensive income, which is included with the consolidated financial statements. Dividends of $1.5 million, or $.20 per share, were declared on common stock in 1999, an increase of 33% per share from the amount declared per share in 1998. The dividend payout ratios for 1999 and 1998 were 11.8% and 9.4%, respectively. United has historically retained the majority of its earnings in order to provide a cost-effective source of capital for continued growth and expansion. However, in recognition that cash dividends are an important component of shareholder value, management has instituted a dividend program that provides for increased cash dividends when earnings and capital levels permit.

         In July 1998, a statutory business trust ("United Community Capital Trust") was created by United which in July 1998, issued guaranteed preferred beneficial interests in United's junior subordinated deferrable interest debentures ("Trust Preferred Securities") to institutional investors in the amount of $21 million. This issuance represented the guaranteed preferred beneficial interests in $21.7 million in junior subordinated deferrable interest debentures ("Subordinated Debentures") issued by United to United Community Capital Trust. For regulatory purposes, the Trust Preferred Securities will be treated as Tier I capital of United. The subordinated debentures are the sole assets of United Community Capital Trust and bear an interest rate of 8.125% with a maturity date of July 15, 2028, which may be shortened to a date not earlier than July 15, 2008. If the subordinated debentures are redeemed in part or in whole prior to July 15, 2008, the redemption price of the Subordinated Debentures and the Trust Preferred Securities will include a premium ranging from 4.06% in 2008 to .41% in 2017.

         In March 1997, United completed an offering to the public of 300,000 shares of United common stock registered under the Securities Act of 1933, pursuant to which $6.5 million in additional capital was raised after deducting certain issuance costs. United used the proceeds of the offering primarily to invest additional capital in United Community, Carolina and Towns to support the asset growth that the banks were experiencing.

         On December 31, 1996, United completed a private placement of convertible subordinated payable-in-kind debentures due December 31, 2006 (the "2006 Debentures"). The 2006 Debentures bear interest at the rate of one quarter of one percentage point over the prime rate per annum as quoted in the Wall Street Journal, payable on a quarterly basis.

         The 2006 Debentures may be redeemed, in whole or in part, on or after January 1, 1998, at the option of United upon at least 20 days and not more than 60 days notice, at a redemption price equal to 100% of the principal amount of the debentures to be redeemed plus interest accrued and unpaid as of the date of redemption. The holders of the 2006 Debentures have the right, excercisable at any time up to December 31, 2006, to convert such debentures at the principal amount thereof into shares of Common Stock of United at the conversion price of $25 per share, subject to adjustment for stock splits and stock dividends.

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

         United's Tier I capital, which consists of stockholders' equity and qualifying trust preferred securities less other comprehensive income, goodwill and deposit-based intangibles, totaled to $117 million at December 31, 1999. Tier II capital components include supplemental capital components such as a qualifying allowance for loan losses and qualifying subordinated debt. Tier I capital plus Tier II capital components is referred to as Total Risk-based Capital and was $137 million at December 31, 1999. The percentage ratios, as calculated under the guidelines, were 8.44% and 9.95% for Tier I and Total Risk-based Capital, respectively, at December 31, 1999.

         A minimum leverage ratio is required in addition to the risk-based capital standards and is defined as period end stockholders' equity and qualifying trust preferred securities, less other comprehensive income, goodwill and deposit-based intangibles divided by average assets adjusted for goodwill and deposit-based intangibles. Although a minimum leverage ratio of 4% is required for the highest-rated bank holding companies which are not undertaking significant expansion programs, the Federal Reserve Board requires a bank holding company to maintain a leverage ratio greater than 4% if it is experiencing or anticipating significant growth or is operating with less than well-diversified risks in the opinion of the Federal Reserve Board. The Federal Reserve Board uses the leverage and risk-based capital ratios to assess capital adequacy of banks and bank holding companies. United's leverage ratios at December 31, 1999 and 1998 were 5.52% and 7.11%, respectively.

         All three of the capital ratios of United and the Banks currently exceed the minimum ratios required in 1999 as defined by federal regulators. United monitors these ratios to ensure that United and the Banks remain within regulatory guidelines. Further information regarding the actual and required capital ratios of United and the Banks is provided in note 13 to the consolidated financial statements.

Impact of Inflation and Changing Prices
---------------------------------------

         A bank's asset and liability structure is substantially different from that of an industrial firm in that primarily all assets and liabilities of a bank are monetary in nature, with relatively little investments in fixed assets or inventories. Inflation has an important impact on the growth of total assets and the resulting need to increase equity capital at higher than normal rates in order to maintain an appropriate equity to assets ratio.

         United's management believes the impact of inflation on financial results depends on United's ability to react to changes in interest rates and, by such reaction, reduce the inflationary impact on performance. United has an asset/liability management program which attempts to manage United's interest rate sensitivity position. In addition, periodic reviews of banking services and products are conducted to adjust pricing in view of current and expected costs.

Year 2000
---------


         The "Year 2000" issue refers to potential problems that could result from the improper processing of dates and date-dependent calculations by computers and other microchip-embedded technology. In simple terms, problems with Year 2000 can result from a computer's inability to recognize a two-digit date field (00) as representing Year 2000 and, incorrectly, recognize the year as 1900. Failure to identify and correct this problem prior to January 1, 2000 could result in system processing errors that would disrupt a company's normal business operations. In recognition of the seriousness of this issue, United established a Year 2000 Committee in January 1998. The committee was chaired by United's Chief Information Officer and reported directly to United's board of directors on a quarterly basis.

         United complied with all aspects of a Year 2000 directive issued in May 1997 by the Federal Financial Institutions Examination Council ("FFIEC") that established key milestones that all financial institutions needed to meet with regard to Year 2000 testing and remediation. None of United's systems, including systems provided to United by third parties, sustained a failure related to Year 2000 and no contingency plans were subject to implementation as a result of system failure. In addition, there was no material impact on the liquidity of United or the Banks resulting from excessive deposit withdrawal activity. Although management is not aware of any Year 2000 failures experienced by commercial loan customers, such problems could take several months to surface in the form of increased loan delinquencies. Management believes that the allowance for loan losses at December 31, 1999 is sufficient to absorb losses inherent in the loan portfolio, including losses related to failure of borrowers to adequately prepare the direct and indirect impact a Year 2000 computer failure had on their business.

         The following table sets forth United's budget for the Year 2000 issue and actual amounts expended as of December 31, 1999. All amounts shown are pre-tax. In addition, the table indicates the percentage of each budget line category that was recognized as current period expense through December 1999, and the percentage that was recorded as a new asset(s) with expense recognized over the useful life of the asset through charges to depreciation expense. Management does not expect any additional expenditures related to Year 2000.

Table 17 - Year 2000 Budget
(in thousands)

                                               Actual Costs     % of Budget
                                 % of Total   Incurred as of   Expended as of       % of Costs to Be:
                      Budget       Budget       31-Dec-99        31-Dec-99        Expensed     Amortized
                     ------------------------------------------------------------ ---------------------------
Consulting           $  175            9%             34          19%               100%           0%
Inventory                70            4%             60          86%               100%           0%
Testing                  82            4%             28          34%               100%           0%
Remediation           1,520           80%          1,344          88%                15%          85%
Resources                53            3%             36          68%               100%           0%
                     -----------------------------------------------------------  ---------------------------
   Total             $1,900          100%          1,502          79%                12%          88%
                     ============================================================ ===========================


         In accordance with recently issued accounting guidelines on how Year 2000 costs should be recognized for financial statement purposes, United recognized as current period expense all costs associated with the consulting, inventory, testing and resources components of the Year 2000 budget. The costs associated with remediation, which comprised approximately 90% of the Year 2000 expenditures, are primarily related to the installation of a new wide-area desktop computer network ("WAN") that replaced virtually all of the desktop computers, file servers and peripheral equipment. In addition to being Year 2000 compliant, the new WAN provides United with a uniform standard desktop computer configuration, internal and external e-mail capability, internet access and savings on telephone communication costs through utilization of the WAN communications backbone for voice communication. United intends to leverage this new WAN technology to increase the levels of employee productivity and improve operating efficiency. The costs of the WAN component of the Year 2000 remediation budget is being recognized over a useful life of three years at a cost of approximately $450 thousand per year starting in the first quarter of 1999. This annual cost does not include any of the anticipated savings that United expects to achieve through improved operating efficiency and reduced telecommunications costs.

         United funded the costs associated with preparing for Year 2000 out of its normal operating cash flows. No major information technology initiatives were postponed as a result of Year 2000 preparation that would have materially impacted United's financial condition or results of operations.

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

         United utilizes an interest rate simulation model to monitor and evaluate the impact of changing interest rates on net interest income. The estimated impact on United's net interest income sensitivity over a one-year time horizon as of December 31, 1999 is indicated in the table below. The table assumes an immediate and sustained parallel shift in interest rates of 200 basis points and no change in the composition of United's balance sheet.

December 31, 1999
(in thousands)

                                                                                 Percentage Increase (Decrease) in
                                                                                   Interest Income/Expense Given
                                               Principal/Notional                Immediate and Sustained Parallel
                                              Amounts of Earning                        Interest Rate Shifts
                                             Assets, Interest Bearing        ------------------------------------------
                                        Liabilities and Derivatives at           Down 200                  Up 200
                                               December 31, 1999                Basis Points             Basis Points
                                               ------------------------      -----------------        -----------------
Assets repricing in:
    One year or less                        $          963,549
    Over one year                                    1,001,110
                                               ----------------
       Total                                $        1,964,659                     -7.41%                    7.30%
                                               ================

Liabilities repricing in:
    One year or less                        $        1,347,695
    Over one year                                      471,091
                                               ----------------
       Total                                $        1,818,786                     12.62%                   11.88%
                                               ================

Derivative hedge instruments                $          195,000

Net interest income sensitivity                                                    -0.81%                    1.49%


         United's ALCO policy requires that a 200 basis point shift in interest rates not result in a decrease of net interest income of more than 10%. The information presented in the tables above is based on the same assumptions set forth in United's ALCO policy.


ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The consolidated financial statements of the registrant and report of independent auditors are included herein as follows:

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




The Board of Directors and Stockholders
United Community Banks, Inc.
Blairsville, Georgia

We have audited the consolidated balance sheets of United Community Banks, Inc. and subsidiaries as of December 31, 1999 and 1998 and the related statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Community Banks, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.



                                      \s\ PORTER KEADLE MOORE, LLP



Atlanta, Georgia
February 25, 2000, except for note 20
   as to which the date is March 3, 2000

                  UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998

                                     Assets
                                     ------
                                                                                           1999                    1998
                                                                                           ----                    ----
                                                                                                  (IN THOUSANDS)
  Cash and due from banks, including reserve requirements
     of $25,890 and $18,205                                                           $    89,231                  51,102
  Federal funds sold                                                                       23,380                  13,010
                                                                                        ---------               ---------
     Cash and cash equivalents                                                            112,611                  64,112
                                                                                        ---------               ---------
  Securities held to maturity (estimated fair value of $60,018)                              -                     58,306
  Securities available for sale                                                           534,503                 333,787
  Mortgage loans held for sale                                                              6,326                   8,129

  Loans                                                                                 1,400,360               1,061,166
     Less allowance for loan losses                                                        17,722                  12,680
                                                                                        ---------               ---------
     Loans, net                                                                         1,382,638               1,048,486
                                                                                        ---------               ---------
  Premises and equipment, net                                                              47,365                  41,247
  Accrued interest receivable                                                              17,861                  14,019
  Other assets                                                                             30,136                  23,313
                                                                                        ---------               ---------
         Total assets                                                                 $ 2,131,440               1,591,399
                                                                                        =========               =========
                      Liabilities and Stockholders' Equity
                      ------------------------------------
  Liabilities:
     Deposits:
       Demand                                                                         $   192,006                 152,201
       Interest-bearing demand                                                            328,815                 295,549
       Savings                                                                             73,953                  65,323
       Time                                                                             1,054,618                 725,250
                                                                                        ---------               ---------
         Total deposits                                                                 1,649,392               1,238,323
                                                                                        ---------               ---------
     Accrued expenses and other liabilities                                                24,378                  20,089
     Federal funds purchased and repurchase agreements                                     31,812                  26,520
     Federal Home Loan Bank advances                                                      287,572                 186,854
     Long-term debt and other borrowings                                                   17,516                   1,277
     Convertible subordinated debentures                                                    3,500                   3,500
     Guaranteed preferred beneficial interests in company's junior
       subordinated debentures (Trust Preferred Securities)                                21,000                  21,000
                                                                                        ---------               ---------
         Total liabilities                                                              2,035,170               1,497,563
                                                                                        ---------               ---------
  Commitments
  Stockholders' equity:
     Preferred stock                                                                           -                       -
     Common stock, $1 par value; 10,000,000 shares authorized;
       8,034,268 and 8,003,722 shares issued and outstanding                                8,034                   8,004
     Capital surplus                                                                       30,310                  29,999
     Retained earnings                                                                     66,606                  54,500
     Accumulated other comprehensive income (loss)                                         (8,680)                  1,333
                                                                                        ---------               ---------
         Total stockholders' equity                                                        96,270                  93,836
                                                                                        ---------               ---------
         Total liabilities and stockholders' equity                                   $ 2,131,440               1,591,399
                                                                                        =========               =========

  See accompanying notes to consolidated financial statements.

                  UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                  1999              1998              1997
                                                                  ----              ----              ----
                                                                    (IN THOUSANDS EXCEPT PER SHARE DATA)
Interest income:
  Interest and fees on loans                                  $   119,542            99,057           80,537
  Interest on federal funds sold                                    1,050             1,645            1,723
  Interest on investment securities:
    Taxable                                                        25,285            12,260            9,609
    Tax exempt                                                      3,863             3,252            2,319
                                                                ---------         ---------        ---------
  Total interest income                                           149,740           116,214           94,188
                                                                ---------         ---------        ---------

Interest expense:
  Interest on deposits:
    Demand                                                         12,236            10,200            7,230
    Savings                                                         2,008             1,520            1,238
    Time                                                           48,415            41,423           36,309
                                                                ---------         ---------        ---------
                                                                   62,659            53,143           44,777
  Other borrowings                                                 19,107             6,861            3,693
                                                                ---------         ---------        ---------

  Total interest expense                                           81,766            60,004           48,470
                                                                ---------         ---------        ---------

  Net interest income                                              67,974            56,210           45,718
Provision for loan losses                                           5,104             2,612            2,814
                                                                ---------         ---------        ---------
  Net interest income after provision for loan losses              62,870            53,598           42,904
                                                                ---------         ---------        ---------

Non-interest income:
  Service charges and fees                                          5,161             4,227            3,681
  Securities gain, net                                                543               804              737
  Mortgage loan and other related fees                              1,638             1,822            1,157
  Other non-interest income                                         3,494             2,276            1,625
                                                                ---------         ---------        ---------
  Total non-interest income                                        10,836             9,129            7,200
                                                                ---------         ---------        ---------

Non-interest expense:
  Salaries and employee benefits                                   30,366            24,560           18,914
  Occupancy                                                         9,582             7,057            4,980
  Other non-interest expense                                       14,217            12,347           10,169
                                                                ---------         ---------        ---------
  Total non-interest expense                                       54,165            43,964           34,063
                                                                ---------         ---------        ---------
  Income before income taxes                                       19,541            18,763           16,041
Income taxes                                                        5,893             5,990            4,987
                                                                ---------         ---------        ---------
  Net income                                                  $    13,648            12,773           11,054
                                                                =========         =========        =========
Basic income per share                                        $      1.70              1.60             1.42
                                                                =========         =========        =========
Diluted income per share                                      $      1.66              1.57             1.40
                                                                =========         =========        =========

 See accompanying notes to consolidated financial statements.

                  UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                           1999                1998              1997
                                                                           ----                ----              ----
                                                                                        (IN THOUSANDS)
Net income                                                               $ 13,648             12,773            11,054
                                                                           ------             ------            ------
Other comprehensive income:
   Unrealized holding gains (losses) on investment securities
     available for sale                                                   (15,608)             1,581             2,272
   Less reclassification adjustment for gains on
     sales of investment securities available for sale                        543                804               737
                                                                           ------             ------            ------
       Total other comprehensive income (loss), before income taxes       (16,151)               777             1,535
                                                                           ------             ------            ------


Income tax expense (benefit) related to other comprehensive
   income:
   Unrealized holding gains (losses) on investment securities
     available for sale                                                    (5,932)               601               864
   Less reclassification adjustment for gains (losses) on
     sales of investment securities available for sale                        206                306               280
                                                                           ------             ------            ------
       Total income tax expense (benefit) related to other
         comprehensive income                                              (6,138)               295               584
                                                                           ------             ------            ------
       Total other comprehensive income (loss), net of tax                (10,013)               482               951
                                                                          -------             ------            ------
       Total comprehensive income                                        $  3,635             13,255            12,005
                                                                          =======             ======            ======

See accompanying notes to consolidated financial statements.

                  UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                                                              Accumulated
                                                              Common Stock                                      Other
                                                              ------------          Capital      Retained    Comprehensive
                                                          Shares        Amount      Surplus      Earnings    Income/(Loss)    Total
                                                          ------        ------      -------      --------    -------------    -----
                                                                     (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

Balance, December 31, 1996, as previously reported      7,084,621     $  7,085      18,516        32,162          (88)       57,675
Adjustment in connection with pooling of interests        508,393          509       3,733           452          (12)        4,682
                                                        ---------       ------      ------        ------       ------        ------
Balance, December 31, 1996, as restated                 7,593,014        7,594      22,249        32,614         (100)       62,357
Change in unrealized gain on securities
   available for sale, net of tax                               -            -           -             -          951           951
Cash dividends declared, ($.10 per share)                    -            -           -             (759)           -          (759)
Net income                                                   -            -           -           11,054            -        11,054
Proceeds from common stock offering,
   net of offering cost                                   300,000          300       6,177          -               -         6,477
Proceeds from resale of treasury stock
   of pooled entity                                           484         -              6          -               -             6
                                                        ---------     ---------     ------        ------       ------        ------
Balance, December 31, 1997                              7,893,498        7,894      28,432        42,909          851        80,086
Change in unrealized gain on securities
   available for sale, net of tax                            -            -           -             -             482           482
Cash dividends declared, ($.15 per share)                    -            -           -           (1,182)           -        (1,182)
Net income                                                   -            -           -           12,773            -        12,773
Proceeds from common stock offering,
   net of offering costs                                  101,724          102       1,458             -            -         1,560
Proceeds from exercise of stock options                     8,500            8         109             -            -           117
                                                        ---------      -------      ------        ------       ------        ------
Balance, December 31, 1998                              8,003,722        8,004      29,999        54,500        1,333        93,836
Change in unrealized gain (loss) on securities
   available for sale, net of tax                               -            -           -             -      (10,013)      (10,013)
Cash dividends declared, ($.20 per share)                       -            -           -        (1,542)           -        (1,542)
Net income                                                      -            -           -        13,648            -        13,648
Proceeds from exercise of stock options,
   including disqualified disposition tax benefit          30,546           30         311             -            -           341
                                                        ---------      -------      ------        ------       ------        ------
Balance, December 31, 1999                              8,034,268     $  8,034      30,310        66,606       (8,680)       96,270
                                                        =========      =======      ======        ======       ======        ======



See accompanying notes to consolidated financial statements.

                  UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                                        1999             1998            1997
                                                                                        ----             ----            ----
                                                                                                    (IN THOUSANDS)
Cash flows from operating activities:
   Net income                                                                    $    13,648            12,773          11,054
   Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation, amortization and accretion                                          5,135             3,027           2,542
     Provision for loan losses                                                         5,104             2,612           2,814
     Deferred income tax benefit                                                      (1,616)             (766)           (404)
     Gain on sale of securities available for sale                                      (543)             (810)           (737)
     Change in assets and liabilities, net of effects of purchase acquisitions:
       Other assets and accrued interest receivable                                   (4,859)             (411)         (4,470)
       Accrued expenses and other liabilities                                           6,292          (10,561)            725
       Mortgage loans held for sale                                                     1,803           (4,167)          2,765
                                                                                      -------          -------         -------
Net cash provided by operating activities                                              24,964            1,697          14,289
                                                                                      -------           -------        -------
Cash flows from investing activities, net of effects of purchase acquisitions:
   Cash acquired from (paid for) acquisitions and branch purchases                     (2,757)          20,282               -
   Proceeds from maturities and calls of securities held to maturity                        -           25,439          18,009
   Purchases of securities held to maturity                                                 -          (14,087)        (10,564)
   Proceeds from sales of securities available for sale                                 8,131           44,193          36,683
   Proceeds from maturities and calls of securities available for sale                 91,280           68,363          22,470
   Purchases of securities available for sale                                        (241,019)        (268,590)       (121,996)
   Net increase in loans                                                             (325,833)        (186,254)       (210,706)
   Purchases of premises and equipment                                                 (8,318)         (14,842)         (9,875)
   Purchases of life insurance contracts                                                    -           (8,117)              -
   Transaction costs associated with Trust Preferred Securities                             -             (959)              -
                                                                                      -------          -------         -------
Net cash used in investing activities                                                (478,516)        (334,572)       (275,979)
                                                                                      -------          -------         -------
Cash flows from financing activities, net of effects of purchase acquisitions:
   Net change in demand and savings deposits                                           64,998          119,487          67,709
   Net change in time deposits                                                        316,005           61,683         156,897
   Net change in federal funds purchased and repurchase agreements                      5,292           (6,901)         33,421
   Proceeds from notes payable and other borrowings                                    16,239                -           4,747
   Proceeds from FHLB advances                                                        201,625          221,249          16,636
   Proceeds from Trust Preferred Securities                                                 -           21,000               -
   Repayments of notes payable                                                              -          (12,792)         (1,131)
   Repayments of FHLB advances                                                       (100,907)         (78,715)         (7,389)
   Proceeds from exercise of stock options                                                216              117               -
   Proceeds from sale of common stock                                                       -            1,560           6,477
   Proceeds from resale of treasury stock of pooled entity                                  -                -               6
   Cash paid for dividends                                                             (1,417)          (1,089)           (825)
                                                                                      -------          -------         -------
Net cash provided by financing activities                                             502,051          325,599         276,548
                                                                                      -------          -------         -------
Net change in cash and cash equivalents                                                48,499           (7,276)         14,858
Cash and cash equivalents at beginning of period                                       64,112           71,388          56,530
                                                                                      -------          -------         -------
Cash and cash equivalents at end of period                                        $   112,611           64,112          71,388
                                                                                      =======         ========         =======



See accompanying notes to consolidated financial statements.

                  UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting principles followed by United Community Banks, Inc. ("United") and its subsidiaries and the methods of applying these principles conform with generally accepted accounting principles and with general practices within the banking industry. The following is a description of the more significant of those policies.

ORGANIZATION AND BASIS OF PRESENTATION
--------------------------------------

United is an eight-bank holding company whose business is conducted by its wholly-owned bank subsidiaries. United is subject to regulation under the Bank Holding Company Act of 1956. The consolidated financial statements include the accounts of United Community Banks, Inc. and its wholly-owned commercial bank subsidiaries, United Community Bank, Blairsville, Georgia ("UCB"), Carolina Community Bank, Murphy, North Carolina ("Carolina"), Peoples Bank of Fannin County, Blue Ridge, Georgia ("Peoples"), Towns County Bank, Hiawassee, Georgia ("Towns"), White County Bank, Cleveland, Georgia ("White"), First Clayton Bank and Trust, Clayton, Georgia ("Clayton"), Bank of Adairsville, Adairsville, Georgia ("Adairsville"), 1st Floyd Bank, Rome, Georgia ("Floyd") (collectively, the "Banks") and United Family Finance Company, Inc. ("Finance"), a finance company subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain items in prior years' financial statements have been reclassified to conform to the current financial statement presentations.

The Banks are commercial banks that serve markets throughout North Georgia and Western North Carolina and provide a full range of customary banking services. The Banks are insured and subject to the regulation of the Federal Deposit Insurance Corporation ("FDIC").

In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with these valuations, management obtains independent appraisals for significant properties.

A substantial portion of United's loans are secured by real estate located in North Georgia and Western North Carolina. Accordingly, the ultimate collectibility of a substantial portion of United's loan portfolio is susceptible to changes in the real estate market conditions of this market area.

INVESTMENT SECURITIES
---------------------

United classifies its securities in one of three categories: held to maturity, available for sale, or trading. Trading securities are bought and held principally for the purpose of selling them in the near term. United does not have investments classified in the trading category. Held to maturity securities are those securities for which United has the ability and intent to hold until maturity. All other securities are classified as available for sale.

Available for sale securities are recorded at fair value. Held to maturity securities are recorded at cost, adjusted for the amortization or accretion of premiums or discounts. Unrealized holding gains and losses, net of the related tax effect, on securities available for sale are excluded from income and are reported as a separate component of stockholders' equity until realized. Transfers of securities between categories are recorded at fair value at the date of transfer. Unrealized holding gains or losses associated with transfers of securities from held to maturity to available for sale are recorded as a separate component of stockholders' equity. The unrealized holding gains or losses included in the separate component of stockholders' equity for securities transferred from available for sale to held to maturity are maintained and amortized into income over the remaining life of the security as an adjustment to the yield in a manner consistent with the amortization or accretion of premium or discount on the associated security.

                  UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,  continued

INVESTMENT SECURITIES,  continued
---------------------
A decline in the market value of any available for sale or held to maturity investment below cost that is deemed other than temporary is charged to income and establishes a new cost basis for the security.

Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to the yield. Realized gains and losses for securities classified as available for sale and held to maturity are included in income and are derived using the specific identification method for determining the cost of securities sold.

MORTGAGE LOANS HELD FOR SALE
----------------------------
Mortgage loans held for sale are carried at the lower of aggregate cost or market value. The amount by which cost exceeds market value is accounted for as a valuation allowance. Changes in the valuation allowance are included in the determination of net income of the period in which the change occurs. No market valuation allowances were required at December 31, 1999 or 1998.

LOANS AND ALLOWANCE FOR LOAN LOSSES
-----------------------------------
All loans are stated at principal amount outstanding. Interest on loans is primarily calculated by using the simple interest method on daily balances of the principal amount outstanding.

Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of interest is doubtful. When a loan is placed on nonaccrual status, previously accrued and uncollected interest is charged to interest income on loans. Generally, payments on nonaccrual loans are applied to principal.

A loan is impaired when, based on current information and events, it is probable that all amounts due, according to the contractual terms of the loan, will not be collected. Impaired loans are measured based on the present value of expected future cash flows, discounted at the loan's effective interest rate, or at the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. Interest income on impaired loans is recognized using the cash-basis method of accounting during the time within the period in which the loans were impaired. The Banks had no material amounts of impaired loans at December 31, 1999 or 1998.

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance represents an amount, which, in management's judgment, will be adequate to absorb probable losses on existing loans that may become uncollectible.

Management's judgment in determining the adequacy of the allowance is based on evaluations of the collectibility of loans. These evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower's ability to pay, overall portfolio quality, and review of specific problem loans. In determining the adequacy of the allowance for loan losses, management uses a loan grading system that rates loans in ten different categories. Grades seven through ten are assigned allocations of loss based on the standard regulatory loss percentages set forth in the FDIC Interagency Policy Statement on the Allowance for Loan and Lease Losses issued in 1993. Loans graded one through six are allocated loss ranges based on historical loss experience for the previous five years. The combination of these results are compared quarterly to the recorded allowance for loan losses and material deficiencies are adjusted by increasing the provision for loan losses. Management has a devoted internal loan review department that is independent of the lending function to challenge and corroborate the loan grading system and provide additional analysis in determining the adequacy of the allowance for loan losses and the future provisions for estimated loan losses.

                  UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,  continued

LOANS AND ALLOWANCE FOR LOAN LOSSES,  continued
-----------------------------------
Management believes the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review United's allowance for loan losses. Such agencies may require United to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

PREMISES AND EQUIPMENT
----------------------
Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed primarily using the straight-line method over the estimated useful lives of the related assets. Costs incurred for maintenance and repairs are expensed currently. The range of estimated useful lives for buildings and improvements is 15 to 40 years, and for furniture and equipment, 3 to 10 years.

GOODWILL AND DEPOSIT-BASED INTANGIBLES
--------------------------------------
Goodwill, arising from the excess cost over the fair value of net assets acquired of purchased bank subsidiaries, is amortized on a straight-line basis over periods not exceeding 25 years. Deposit assumption premiums paid in connection with branch bank purchases are being amortized over 15 years, the estimated life of the deposit base acquired. On an ongoing basis, management reviews the valuation and amortization periods of goodwill and the deposit assumption premiums to determine if events and circumstances require the remaining lives to be reduced.

MORTGAGE SERVICING RIGHTS
-------------------------
United's mortgage banking division accounts for mortgage servicing rights as a separate asset regardless of whether the servicing rights are acquired through purchase or origination. United's mortgage servicing rights represent the unamortized cost of purchased and originated contractual rights to service mortgages for others in exchange for a servicing fee and ancillary loan administration income. Mortgage servicing rights are amortized over the period of estimated net servicing income and are periodically adjusted for actual and anticipated prepayments of the underlying mortgage loans. Impairment analysis is performed quarterly after stratifying the rights by interest rate. Impairment, defined as the excess of the asset's carrying value over its current fair value, is recognized through a valuation allowance. At December 31, 1999 and 1998, no valuation allowances were required for United's mortgage servicing rights.

United recognized approximately $15,000 in servicing assets during 1997, and recognized amortization expense relating to servicing assets of approximately $315,000, $387,000, and $144,000 during 1999, 1998 and 1997, respectively.

Income Taxes Deferred tax assets and liabilities are recorded for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Future tax benefits, such as net operating loss carryforwards, are recognized to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the assets and liabilities are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date.

In the event the future tax consequences of differences between the financial reporting bases and the tax bases of United's assets and liabilities results in deferred tax assets, an evaluation of the probability of being able to realize the future benefits indicated by such asset is required. A valuation allowance is provided for the portion of the deferred tax asset when it is more likely than not that some portion or all of the deferred tax asset will not be realized. In assessing the realizability of the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies.

                  UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,  continued


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
---------------------------------------------
Effective  January 1, 1999,  United  adopted  Statement of Financial  Accounting
Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which establishes accounting and reporting standards for hedging activities and for derivative instruments including derivative instruments embedded in other contracts. It requires the fair value recognition of derivatives as assets or liabilities in the financial statements. The accounting for the changes in the fair value of a derivative depends on the intended use of the derivative instrument at inception. The change in fair value of instruments used as fair value hedges is accounted for in the income of the period simultaneous with accounting for the fair value change of the item being hedged. The change in fair value of the effective portion of cash flow hedges is accounted for in comprehensive income rather than income, and the change in fair value of foreign currency hedges is accounted for in comprehensive income as part of the translation adjustment. The change in fair value of derivative instruments that are not intended as a hedge is accounted for in the income of the period of the change. At the date of initial application, an entity may transfer any held to maturity security into the available for sale or trading categories without calling into question the entity's intent to hold other securities to maturity in the future. In 1999, the Banks transferred all held to maturity investment securities to available for sale under this provision of SFAS No. 133. The held to maturity securities had amortized cost of $58.3 million and net unrealized gains of $1.8 million. The result of the transfer was to increase stockholders' equity by $1.1 million, which represented the net of tax effect of the unrealized gains associated with the held to maturity investments transferred.

OTHER
-----
Property (other than cash deposits) held by the Banks in a fiduciary or agency capacity for customers is not included in the consolidated balance sheets since such items are not assets of the Banks.

                  UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,  continued


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

INCOME PER SHARE
----------------
United is required to report on the face of the statements of income, income per common share with and without the dilutive effects of potential common stock issuances from instruments such as options, convertible securities and warrants. Basic income per common share is based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted income per common share. Additionally, United must reconcile the amounts used in the computation of both basic income per share and diluted income per share. Income per common share amounts for the years ended December 31, 1999, 1998 and 1997 are as follows (dollars and shares in thousands, except for per share data):

                FOR THE YEAR ENDED DECEMBER 31, 1999

                                                                        Weighted
                                                                     Average Common
                                                   Net Income            Shares             Per Share
                                                   (Numerator)        (Denominator)          Amount
                                                   -----------        -------------          ------

Basic income per share                            $  13,648             8,020              $   1.70
                                                                                               ====

Effect of dilutive securities:
 Stock options                                            -               156
 Convertible debentures                                 191               140
                                                     ------             -----

Diluted income per share                          $  13,839             8,316              $   1.66
                                                     ======             =====                  ====


                FOR THE YEAR ENDED DECEMBER 31, 1998

                                                                        Weighted
                                                                     Average Common
                                                    Net Income           Shares             Per Share
                                                    (Numerator)       (Denominator)          Amount
                                                    -----------       -------------          ------

Basic income per share                            $  12,773             7,973              $   1.60
                                                                                               ====

Effect of dilutive securities:
 Stock options                                            -               133
 Convertible debentures                                 187               140
                                                     ------             -----

Diluted income per share                          $  12,960             8,246              $  1.57
                                                     ======             =====                 ====

                  UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued


      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

      INCOME PER SHARE, continued
      ----------------
                      FOR THE YEAR ENDED DECEMBER 31, 1997

                                                                             Weighted
                                                                          Average Common
                                                        Net Income            Shares             Per Share
                                                        (Numerator)        (Denominator)          Amount
                                                        -----------        -------------          ------
      Basic income per share                           $    11,054              7,810             $ 1.42
                                                                                                    ====

      Effect of dilutive securities:
       Stock options                                             -                 81
       Convertible debentures                                  189                140
                                                            ------              -----

      Diluted income per share                         $    11,243              8,031             $ 1.40
                                                            ======              =====               ====

 (1)  MERGERS AND ACQUISITIONS
      Effective August 27, 1999, the Company acquired, for 632,890 shares of its $1 par value common stock and approximately $8,700 paid for fractional shares, all of the outstanding common stock of 1st Floyd Bankshares, Inc., a $115 million one-bank holding company, located in Rome, Georgia. The acquisition was accounted for as a pooling of interests and accordingly, the consolidated financial statements for all periods presented have been restated to include the financial position and results of operations as if the combination had occurred on January 1, 1997.

      The following is a reconciliation of the amounts of net interest income and net earnings previously reported with the restated amounts (in thousands):

                                                              1999               1998             1997
                                                              ----               ----             ----
      Net interest income:
         The Company, as previously reported
           in 1998 and 1997                                 $  63,298            52,499           43,232

         Floyd                                                  4,676             3,711            2,486
                                                               ------           -------           ------

         As restated                                        $  67,974            56,210           45,718
                                                               ======            ======           ======

      Net income:
         The Company, as previously reported
           in 1998 and 1997                                 $  13,231            12,152           10,735

         Floyd                                                    417               621              319
                                                               ------           -------          -------

         As restated                                        $  13,648            12,773           11,054
                                                               ======            ======           ======

      United recorded merger, integration and restructuring charges of $1.8 million during 1999 associated with the acquisition of 1st Floyd
      Bankshares, Inc. The components of the charges are shown below (in thousands):

         Severance and related costs                          $   692
         Premises and equipment write-downs                       424
         Professional fees                                        522
         Other merger-related expenses                            207
                                                                -----
         Total                                                $ 1,845
                                                                =====

                  UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

(1)   MERGERS AND ACQUISITIONS, continued
      The following table presents a summary of activity with respect to the merger-related accrual (in thousands):

                  Balance at beginning of year                    $         -
                  Merger-related charge                                 1,845
                  Cash payments                                          (956)
                  Noncash write-downs                                    (434)
                                                                      -------
                  Balance at end of year                          $       455
                                                                      =======



      On March 15, 1999, United acquired all the outstanding common stock of Adairsville Bancshares, Inc., the parent company of Bank of Adairsville, Adairsville, Georgia, for $7.1 million plus certain acquisition costs. United accounted for this transaction using the purchase method, and accordingly, the original purchase price was allocated to assets and liabilities acquired based upon their fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired (goodwill) was approximately $2.9 million and is being amortized over 15 years using the straight-line method.

      On January 30, 1998, Peoples assumed deposits of $23.4 million and purchased certain assets totaling $3.7 million of a branch in Ellijay, Georgia.

      Effective September 12, 1997, United acquired, for 646,257 shares of its $1 par value common stock and approximately $7,000 paid for fractional shares, all of the outstanding common stock of First Clayton Bancshares, Inc., a $73 million one-bank holding company, located in Clayton, Georgia. The acquisition was accounted for as a pooling of interests.

(2)   CASH FLOWS
      United paid approximately $78 million, $59 million and $47 million in interest on deposits and other liabilities during 1999, 1998 and 1997, respectively. In connection with United's 1999 acquisition of Adairsville, assets having a fair value of $36 million were acquired and liabilities totaling $32 million were assumed.

                                                                                    For the Years Ended December 31,
                                                                                    --------------------------------
                                                                                    1999           1998            1997
                                                                                    ----           ----            ----
       Schedule of noncash investing and financing activities (in thousands):
         Change in unrealized gains (losses) on securities available for sale,
           net of tax                                                           $ (10,013)           482            951
         Change in dividends payable                                            $     125             93            (66)
         Deposit liabilities assumed in branch acquisition                      $       -         23,399              -
         Assets acquired in branch acquisition, other than cash and
           cash equivalents                                                     $       -          3,246              -
         Investment securities purchase obligations                             $  14,500         10,645              -
         Transfer of securities held to maturity to available for sale          $  58,306              -              -
         Income tax benefit of disqualified disposition of shares under option  $     125              -              -


                  UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

(3)    INVESTMENT SECURITIES
       Investment securities at December 31, 1999 and 1998, are as follows (in thousands):

                                                                        December 31, 1999
                                                                        -----------------
                                                                      Gross           Gross        Estimated
                                                     Amortized      Unrealized     Unrealized        Fair
      SECURITIES AVAILABLE FOR SALE:                   Cost           Gains          Losses         Value
                                                       ----           ------         -------        -----
           U.S. Treasuries                         $   32,674               28           302         32,400
           U.S. Government agencies                   105,219                2         2,491        102,730
           State and political subdivisions            81,116              253         2,545         78,824
           Mortgage-backed securities                 305,951              449         8,468        297,932
           Other                                       23,403                -           786         22,617
                                                      -------              ---        ------        -------
              Total                                $  548,363              732        14,592        534,503
                                                      =======              ===        ======        =======

                                                                        December 31, 1998
                                                                        -----------------
                                                                      Gross           Gross        Estimated
                                                     Amortized      Unrealized     Unrealized        Fair
      SECURITIES AVAILABLE FOR SALE:                   Cost           Gains          Losses         Value
                                                       ----           ------         -------        -----

           U.S. Treasuries                         $   32,090              990             -         33,080
           U.S. Government agencies                    46,421              492             9         46,904
           State and political subdivisions            22,305              369            64         22,610
           Mortgage-backed securities                 220,171              945           480        220,636
           Other                                       10,615                1            59         10,557
                                                      -------            -----           ---        -------
              Total                                $  331,602            2,797           612        333,787
                                                      =======            =====           ===        =======

       SECURITIES HELD TO MATURITY:

           U.S. Government agencies                $    1,885                9             5          1,889
           State and political subdivisions            53,386            1,691            33         55,044
           Mortgage-backed securities                   2,122               55             5          2,172
           Other                                          913                -             -            913
                                                      -------            -----           ---         ------
              Total                                $   58,306            1,755            43         60,018
                                                       ======            =====            ==         ======

                  UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTs, continued

(3)  INVESTMENT SECURITIES, continued
     The amortized cost and estimated fair value of the securities portfolio at December 31, 1999, by contractual maturity, is presented in the following table. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.


                                                        Securities Available
                                                             for Sale
                                                  Amortized           Estimated
                                                     Cost             Fair Value
                                                     ----             ----------
     U.S. Treasuries:
       Within 1 year                               $   9,246               9,252
       1 to 5 years                                   23,428              23,148
                                                      ------              ------
                                                   $  32,674              32,400
                                                      ======              ======

     U.S. Government agencies:
       Within 1 year                               $   4,450               4,405
       1 to 5 years                                   63,670              61,903
       5 to 10 years                                  33,611              33,202
       More than 10 years                              3,488               3,220
                                                     -------             -------
                                                   $ 105,219             102,730
                                                     =======             =======

     State and political subdivisions:
       Within 1 year                               $   5,322               5,324
       1 to 5 years                                   32,469              32,280
       5 to 10 years                                  25,420              24,749
       More than 10 years                             17,905              16,471
                                                     -------             -------
                                                   $  81,116              78,824
                                                     =======             =======

     Other:
       More than 10 years                          $  23,403              22,617
                                                     =======             =======

     Total securities other than mortgage-backed
       securities:
       Within 1 year                               $  19,018              18,981
       1 to 5 years                                  119,567             117,331
       5 to 10 years                                  59,031              57,951
       More than 10 years                             44,796              42,308
       Mortgage-backed securities                    305,951             297,932
                                                     -------             -------
                                                   $ 548,363             534,503
                                                     =======             =======


     There were no sales of securities held to maturity during 1999, 1998 and 1997. Proceeds from sales of securities available for sale during 1999, 1998 and 1997 were $8 million, $44 million and $37 million, respectively. Gross gains of $646,000, $807,000 and $767,000 for 1999, 1998 and 1997,
     respectively, along with gross losses of $103,000, $3,000 and $30,000 for 1999, 1998 and 1997, respectively, were realized on those sales. Income tax expense recognized on these gains and losses was $206,000, $306,000 and $280,000 in 1999, 1998 and 1997, respectively.

     Securities with a carrying value of $141 million and $102 million at December 31, 1999 and 1998, respectively, were pledged to secure public deposits and Federal Home Loan Bank advances.

                  UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


(4)    LOANS AND ALLOWANCE FOR LOAN LOSSES
      Major classifications of loans at December 31, 1999 and 1998, are summarized as follows (in thousands):

                                                                   1999           1998
                                                                   ----           ----
           Commercial, financial and agricultural            $    121,325         109,647
           Real estate - construction                             161,020         121,900
           Real estate - mortgage                                 971,543         694,561
           Consumer                                               146,472         135,058
                                                               ----------      ----------
           Total loans                                          1,400,360       1,061,166
           Less allowance for loan losses                          17,722          12,680
                                                              -----------     -----------
           Loans, net                                        $  1,382,638       1,048,486
                                                                =========       =========


      The Banks grant loans and extensions of credit to individuals and a variety of firms and corporations located primarily in counties in North Georgia and Western North Carolina. Although the Banks have diversified loan portfolios, a substantial portion of the loan portfolios is collateralized by improved and unimproved real estate and is dependent upon the real estate market.

      During 1999 and 1998, certain executive officers and directors of United and its Banks, including their immediate families and companies with which they are associated, maintained a variety of banking relationships with the Banks. Total loans outstanding to these persons at December 31, 1999 and 1998 amounted to $39,559,000 and $22,755,000, respectively. The change from December 31, 1998 to December 31, 1999 reflects payments amounting to $25,188,000 and advances of $41,992,000. Such loans are made in the ordinary course of business at normal credit terms, including interest rate and collateral requirements, and do not represent more than normal credit risk.

      Changes in the allowance for loan losses are summarized as follows (in thousands):

                                                                         1999          1998         1997
                                                                         ----          ----         ----
          Balance at beginning of year                               $   12,680       10,989        8,536
          Allowance for loan losses acquired from Adairsville             1,822            -            -
          Provisions charged to income                                    5,104        2,612        2,814
          Loans charged off                                              (2,854)      (1,463)        (830)
          Recoveries of loans previously charged off                        970          542          469
                                                                       --------     --------     --------
          Balance at end of year                                     $   17,722       12,680       10,989
                                                                         ======       ======       ======


      United serviced approximately $55.0 million and $73.6 million of mortgage loans for others at December 31, 1999 and 1998, respectively.

                  UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

(5)    PREMISES AND EQUIPMENT

       Premises and equipment at December 31, 1999 and 1998, are summarized as follows (in thousands):

                                                       1999            1998
                                                       ----            ----
          Land and land improvements                $ 10,662           8,187
          Building and improvements                   25,217          19,074
          Furniture and equipment                     25,449          20,714
          Construction in progress                     2,881           5,907
                                                      ------          ------
                                                      64,209          53,882
          Less accumulated depreciation               16,844          12,635
                                                      ------          ------
                                                    $ 47,365          41,247
                                                      ======          ======

      Depreciation expense was approximately $4.2 million, $2.8 million and $2.2 million in 1999, 1998 and 1997, respectively.

(6)   TIME DEPOSITS
      The aggregate amount of time deposit accounts with a minimum denomination of $100,000 was approximately $312,000,000 and $219,968,000 at December
      31, 1999 and 1998, respectively.

      At December 31, 1999, contractual maturities of time deposits are summarized as follows (in thousands):

                  Maturing In:
                  -----------

                  2000                                         $     829,681
                  2001                                               186,062
                  2002                                                28,983
                  2003                                                 7,990
                  2004                                                 1,512
                  Thereafter                                             390
                                                                   ---------
                                                               $   1,054,618
                                                                   =========

(7)   Federal Home Loan Bank Advances
      The Banks have advances from the Federal Home Loan Bank ("FHLB") with monthly interest payments and principal payments due at various maturity dates and interest rates ranging from 4.35% to 7.81% at December 31, 1999. The FHLB advances are collateralized by first mortgage loans, mortgage-backed securities and FHLB stock.

      Advances from FHLB outstanding at December 31, 1999 mature as follows (in thousands):

                  Year
                  ----

                  2000                                         $      80,682
                  2001                                                10,308
                  2002                                                56,433
                  2003                                                37,469
                  2004                                                39,255
                  Thereafter                                          63,425
                                                                     -------
                                                               $     287,572
                                                                     =======

                  UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

(8)   LONG-TERM DEBT AND OTHER BORROWINGS
      Long-term debt and other borrowings at December 31, 1999 and 1998 consisted of the following (in thousands):

                                                                                               1999       1998
                                                                                               ----       ----
      Note payable, due at maturity with monthly interest payments through March
         2001,  secured by common  stock of the Bank  Subsidiaries.  Interest is variable  based on the  prime  rate  less  1.25%.  The  loan  agreement contains  covenants and  restrictions  pertaining to the maintenance of certain financial  ratios,  limitations on the incurrence of additional debt, and the  declaration of dividends or other capital  transactions.
         As of December 31, 1999,  the Company had  violated  certain  financial
         covenants; however, the Company has obtained a waiver of these violations.      $    15,365          -

      Commercial paper of Finance, due at maturity during 2000 and unsecured.
         Interest is from 6.50% to 7.00% and is payable monthly.                               2,151      1,277
                                                                                             -------      -----
                                                                                         $    17,516      1,277
                                                                                              ======      =====

(9)   CONVERTIBLE SUBORDINATED DEBENTURES
      On December 31, 1996, United completed a private placement of convertible subordinated debentures due December 31, 2006 (the "Debentures"). The Debentures bear interest at the rate of one quarter of one percentage point over the prime rate per annum, payable in quarterly installments. The Debentures may be redeemed, in whole or in part at the option of United upon at least 20 days and not more than 60 days notice, at a redemption price equal to 100% of the principal amount of the Debentures to be redeemed plus interest accrued and unpaid as of the date of redemption. The holders of the Debentures not called for redemption will have the right, exercisable at any time up to December 31, 2006, to convert such Debenture at the principal amount thereof into shares of common stock of United at the conversion price of $25 per share, subject to adjustment for stock splits and stock dividends.

      Certain directors and executive officers of United held convertible debentures totaling $2,800,000 at December 31, 1999 and 1998.

(10)  TRUST PREFERRED SECURITIES
      In July, 1998, United formed a wholly owned Delaware statutory business trust, United Community Capital Trust ("United Trust"), which issued $21 million of guaranteed preferred beneficial interests in United's junior subordinated deferrable interest debentures that qualify as Tier 1 capital under Federal Reserve Board guidelines. All of the common securities of United Trust are owned by United. The proceeds from the issuance of the Common Securities and the Trust Preferred Securities were used by United Trust to purchase $21.7 million of junior subordinated debentures of United which carry a fixed interest rate of 8.125 percent. The proceeds received by United from the sale of the junior subordinated debentures were used to prepay line of credit borrowings of approximately $11.8 million and for further investments in the Banks. The debentures represent the sole asset of United Trust. The debentures and related income statement effects are eliminated in United's financial statements.

      The Trust Preferred Securities accrue and pay distributions semiannually at a fixed rate of 8.125 percent per annum of the stated liquidation value of $1,000 per capital security. United has entered into contractual arrangements which, taken collectively, fully and unconditionally guarantee payment of: (i) accrued and unpaid distributions required to be paid on the Trust Preferred Securities; (ii) the redemption price with respect to any Trust Preferred Securities called for redemption by United Trust, and (iii) payments due upon a voluntary or involuntary dissolution, winding up or liquidation of United Trust.

                  UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

(10)  TRUST PREFERRED SECURITIES, continued
      The Trust Preferred Securities are mandatorily redeemable upon maturity of the debentures on July 15, 2028, or upon earlier redemption as provided in the indenture. United has the right to redeem the debentures purchased by United Trust: (i) in whole or in part, on or after July 15, 2008, and (ii) in whole (but not in part) at any time within 90 days following the occurrence and during the continuation of a tax event, investment company event or capital treatment time (as defined in the offering circular). As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be the principal amount, any accrued but unpaid interest, plus a premium ranging from 4.06 percent in 2008 to
      0.41 percent in 2017.

(11)  INCOME TAXES
      During  1999,   1998  and  1997,   United  made  income  tax  payments  of
      approximately $6.9 million, $6.3 million and $5.8 million, respectively.

      The components of income tax expense for the years ended December 31, 1999, 1998 and 1997 are as follows (in thousands):

                                                  1999         1998       1997
                                                  ----         ----       ----
           Current                              $ 7,509        6,756      5,391
           Deferred (reduction)                  (1,616)        (766)      (404)
                                                  -----        -----      -----
                                                $ 5,893        5,990      4,987
                                                  =====        =====      =====

      The differences between the provision for income taxes and the amount computed by applying the statutory federal income tax rate (34 percent) to income before income taxes are as follows (in thousands):

                                                  1999         1998        1997
                                                  ----         ----        ----
           Pretax income at statutory rates     $ 6,644        6,379      5,454
           Add (deduct):
             Tax-exempt interest income          (1,360)      (1,158)      (878)
             Nondeductible interest expense         256          224        147
             Other                                  353          545        264
                                                  -----        -----      -----
                                                $ 5,893        5,990      4,987
                                                  =====        =====      =====

      The following summarizes the sources and expected tax consequences of future taxable deductions (income) which comprise the net deferred tax asset at December 31, 1999 and 1998 (in thousands):

                                                                           1999           1998
                                                                           ----           ----
           Deferred tax assets:
             Allowance for loan losses                                 $    6,823         4,848
             Net operating loss and credit carryforwards                      561             -
             Unrealized loss of securities available for sale               5,099             -
             Other                                                            253           122
                                                                           ------         -----
               Gross deferred tax assets                                   12,736         4,970
                                                                           ------         -----
           Deferred tax liabilities:
             Premises and equipment                                        (1,983)       (1,567)
             Unrealized gain on securities available for sale                   -          (879)
             Other                                                           (216)         (423)
                                                                           ------         -----
               Gross deferred tax liabilities                              (2,199)       (2,869)
                                                                           ------         -----
               Net deferred tax asset                                  $   10,537         2,101
                                                                           ======         =====

                  UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


(12)   EMPLOYEE BENEFIT PLANS
      United has contributory employee benefit plans covering substantially all employees, subject to certain minimum service requirements. United's contribution to the plans is determined annually by the Board of Directors and amounted to approximately $1,215,000, $1,025,000 and $803,000 in 1999,
      1998, and 1997, respectively. The companies acquired in 1999 sponsored certain defined contribution employee benefit plans that have been or will be merged into the existing plan of United. Under these plans, the acquired companies recognized expenses of approximately $113,000, $77,000 and $25,000 in 1999, 1998 and 1997, respectively.

      During 1998, United initiated a defined post-retirement benefit plan to provide retirement benefits to certain executive officers and other key employees and to provide death benefits for their designated beneficiaries. Under this plan, United purchased split-dollar whole life insurance contracts on the lives of each participant. At December 31, 1999 and 1998, the cash surrender value of the insurance contracts was approximately $8.6 million and $8.1 million, respectively. Expenses incurred for benefits were approximately $204,000 during 1999. No expenses were incurred for benefits during 1998.

(13)   REGULATORY MATTERS
      United and the Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, action by regulators that, if undertaken, could have a direct material effect on the Banks' financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Banks must meet specific capital guidelines that involve quantitative measures of the Banks' assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Banks' capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

      Quantitative measures established by regulation to ensure capital adequacy require the Banks to maintain minimum amounts and ratios of total and Tier 1 capital (as defined) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1999, that the Banks meet all capital adequacy requirements to which they are subject.

      Minimum ratios required by the Banks to ensure capital adequacy are 8% for total capital to risk weighted assets and 4% each for Tier 1 capital to risk weighted assets and Tier 1 capital to average assets. Minimum ratios required by the Banks to be well capitalized under prompt corrective action provisions are 10% for total capital to risk weighted assets, 6% for Tier 1 capital to risk weighted assets and 5% for Tier 1 capital to average assets. Minimum amounts required for capital adequacy purposes and to be well capitalized under prompt corrective action provisions are presented below for United and its most significant subsidiaries (in thousands). Prompt corrective action provisions do not apply to bank holding companies.

                                          Minimum                    Minimum                    Minimum
                                     Total Risk Based          Tier 1 Risk Based            Tier 1 Leverage
                                     ----------------          ------------------           ---------------
                                                 Prompt                     Prompt                      Prompt
                                   Capital     Corrective     Capital     Corrective     Capital      Corrective
                    1999           Adequacy      Action      Adequacy       Action       Adequacy       Action
                    ----           --------      ------      --------       ------       --------       ------
        Consolidated              $ 110,443          N/A       55,221           N/A        75,471           N/A
        UCB                          31,744       39,680       15,872        23,808        24,370        30,463
        Carolina                     30,176       37,720       15,088        22,632        22,933        28,666

                    1998
        Consolidated              $  88,550          N/A       44,275           N/A        59,805           N/A
        UCB                          27,819       34,774       13,910        20,864        18,811        23,514
        Carolina                     22,814       28,517       11,407        17,110        16,965        21,207


                  UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued


(13)  REGULATORY MATTERS, continued
      Actual capital amounts and ratios for United and its most significant Banks as of December 31, 1999 and 1998, are as follows (in thousands):

                                                 Actual                     Actual                      Actual
                                            Total Risk Based          Tier 1 Risk Based            Tier 1 Leverage
                                            -----------------         ------------------           ---------------
                                           Actual                    Actual                      Actual
                    1999                   Amount        Ratio       Amount        Ratio         Amount        Ratio
                    ----                   ------        -----       ------        -----         ------        -----
          Consolidated               $    137,298        9.95%      116,536        8.44%        116,536        5.52%
          UCB                              43,825       11.05%       38,865        9.80%         38,865        6.38%
          Carolina                         39,521       10.48%       34,991        9.28%         34,991        6.10%

                    1998
          Consolidated                $   122,468       11.06%      106,269        9.60%        106,269        7.11%
          UCB                              39,272       11.29%       35,209       10.13%         35,209        7.49%
          Carolina                         30,374       10.65%       26,808        9.40%         26,808        6.32%

      As of December 31, 1999 and 1998, the most recent notification from the FDIC categorized each of the Banks as well capitalized under the regulatory framework for prompt corrective action.

(14)  COMMITMENTS
      The Banks are parties to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of their customers. These financial instruments include commitments to extend credit, letters of credit and financial guarantees. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The contract amounts of these instruments reflect the extent of involvement the Banks have in particular classes of financial instruments.

      The exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, letters of credit and financial guarantees written is represented by the contractual amount of these instruments. The Banks use the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments. In most cases, collateral or other security is required to support financial instruments with credit risk.

      The following table summarizes, as of December 31, 1999 and 1998, the contract amount of off-balance sheet instruments (in thousands):

                                                                                          1999           1998
                                                                                          ----           ----
           Financial instruments whose contract amounts represent credit risk:
              Commitments to extend credit                                            $ 212,099          136,281
              Standby letters of credit                                               $   6,523            8,698

      Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Banks evaluate each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, upon extension of credit is based on management's credit evaluation. Collateral held varies, but may include unimproved and improved real estate, certificates of deposit, personal property or other acceptable collateral.

                  UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, continued

(14)  Commitments, continued
      Standby letters of credit and financial guarantees written are conditional commitments issued by the Banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to local businesses. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Banks hold real estate, certificates of deposit, equipment and automobiles as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held for those commitments varies.

      United maintains an overall interest rate risk-management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility. The goal is to manage interest rate sensitivity by modifying the repricing or maturity characteristics of certain balance sheet assets and liabilities so that the net interest margin is not, on a material basis, adversely affected by movements in interest rates. As a result of interest rate fluctuations, hedged assets and liabilities will appreciate or depreciate in market value. The effect of this unrealized appreciation or depreciation will generally be offset by income or loss on the derivative instruments that are linked to the hedged assets and liabilities. United views this strategy as a prudent management of interest rate sensitivity, such that earnings are not exposed to undue risk presented by changes in interest rates.

      Derivative instruments that are used as part of United's interest rate risk-management strategy include interest rate contracts (swaps and caps). As a matter of policy, United does not use highly leveraged derivative instruments for interest rate risk management. Interest rate swaps generally involve the exchange of fixed- and variable-rate interest payments between two parties, based on a common notional principal amount and maturity date. Interest rate cap agreements provide for a variable cash flow if interest rates exceed the cap rate, based on a notional principal amount and maturity date.

      By using derivative instruments, United is exposed to credit and market risk. If the counterparty fails to perform, credit risk is equal to the extent of the fair-value gain in a derivative. When the fair value of a derivative contract is positive, this generally indicates that the counterparty owes United, and, therefore, creates a repayment risk for United. When the fair value of a derivative contract is negative, United owes the counterparty and, therefore, it has no repayment risk. United minimizes the credit (or repayment) risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by United.

      United's derivative activities are monitored by its asset/liability management committee as part of that committee's oversight of United's asset/liability and treasury functions. United's asset/liability committee is responsible for implementing various hedging strategies that are developed through its analysis of data from financial simulation models and other internal and industry sources. The resulting hedging strategies are then incorporated into the overall interest-rate risk management.

      As described more fully in the summary of significant accounting policies, United adopted SFAS No. 133 during 1999. All of United's derivative financial instruments are classified as highly effective fair value hedges. United enters into interest-rate swaps and caps to convert a portion of its fixed rate loans and a portion of its fixed-rate liabilities to variable.

      For the year ended December 31, 1999, there were no material amounts recognized which represented the ineffective portion of fair-value hedges. All components of each derivative's gain or loss are included in the assessment of hedge effectiveness, unless otherwise noted.

                  UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
 (15) PREFERRED STOCK
      United may issue preferred stock in one or more series as established by resolution of the Board of Directors, up to a maximum of 10,000,000 shares. Each resolution shall include the number of shares issued, preferences, special rights and limitations as determined by the Board of Directors. At December 31, 1999 and 1998, there were no preferred shares issued or outstanding.

(16)  STOCKHOLDERS' EQUITy
      Dividends paid by the Banks are the primary source of funds available to United for payment of dividends to its stockholders and other needs. Applicable federal and state statutes and regulations impose restrictions on the amount of dividends that may be declared by the Banks. At December 31, 1999, approximately $23 million of the Banks' net assets were available for payment of dividends without prior approval from the regulatory authorities. In addition to the formal statutes and regulations, regulatory authorities also consider the adequacy of each Bank's total capital in relation to its assets, deposits and other such items. Capital adequacy considerations could further limit the availability of dividends from the Banks.

      During 1997, United issued 300,000 shares of common stock for approximately $6,477,000, net of offering costs. The proceeds from this sale of stock were used to inject capital into the Banks and for general corporate purposes.

      During 1995, the Board of Directors adopted the Key Employee Stock Option Plan. Under this plan, options can be granted for shares of United's common stock at a price equal to the fair market value at the date of grant. At December 31, 1999, no shares were available for grant under this plan. Floyd also previously adopted a stock option plan for its key employees. This plan had provisions similar to United's plan. Holders of options under the Floyd plan were issued options in connection with the merger of United and Floyd at the exchange ratio of .8477 per option held. All option amounts detailed below have been restated to reflect the options outstanding under Floyd's plan.

      SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, entities to compute the fair value of options at the date of grant and to recognize such costs as compensation expense immediately if there is no vesting period or ratably over the vesting period of the options. United has chosen not to adopt the cost recognition principles of this statement and accounts for stock options under Accounting Principles Board Opinion No. 25 and its related interpretations. No compensation expense has been recognized in 1999, 1998 or 1997 related to the stock option plan. Had compensation cost been determined based upon the fair value of the options at the grant dates consistent with the method of SFAS No. 123, United's income and income per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

                                                                1999         1998          1997
                                                                ----         ----          ----
        Net income                       As reported        $   13,648       12,773       11,054
                                         Pro forma          $   13,277       12,562       10,798

        Basic income per share           As reported        $    1.70         1.60          1.42
                                         Pro forma          $    1.66         1.58          1.38

        Diluted income per share         As reported        $    1.66         1.57          1.40
                                         Pro forma          $    1.62         1.55          1.37

      The fair value of each option granted is estimated on the date of grant using the minimum value method with the following weighted average assumptions used for grants in 1999, 1998 and 1997: dividend yield of 1%, risk free interest rate of 6% and an expected life of 10 years.

                  UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

(16)   STOCKHOLDERS' EQUITY, continued
     A summary of activity in United's stock option plan is presented below:

                                                                          Weighted
                                                                           Average               Range
                                                           Option       Option Price           of Price
                                                           Shares         Per Share            Per Share
                                                           ------         ---------            ---------
          Options outstanding at December 31, 1996         92,000      $    13.65        $   10.00 - 18.00
          Options granted in 1997                         146,671      $    17.77        $   11.80 - 22.51
                                                          -------
          Options outstanding at December 31, 1997        238,671      $    16.18        $   10.00 - 22.51
          Options granted in 1998                          63,477      $    28.08        $   15.34 - 32.50
          Options exercised in 1998                        (8,500)     $    13.95        $   10.00 - 22.00
          Options forfeited in 1998                        (3,500)     $    20.40        $   18.00 - 22.00
                                                          -------
          Options outstanding at December 31, 1998        290,148      $    18.80        $   10.00 - 32.50
          Options granted in 1999                          82,300      $    37.75        $   37.75 - 40.00
          Options exercised in 1999                       (30,546)     $    12.15        $   10.00 - 30.00
          Options forfeited in 1999                        (1,000)     $    26.80        $   22.00 - 30.00
                                                          -------
          Options outstanding at December 31, 1999        340,902      $    24.37        $   10.00 - 40.00
                                                          =======

      Options on 214,562, 124,404, and 102,104 shares were exercisable at December 31, 1999, 1998 and 1997, respectively. The weighted average grant-date fair value of options granted in 1999, 1998 and 1997 was $15.65, $9.65 and $5.90, respectively. Such options have a weighted average remaining contractual life of approximately 7 years as of December 31, 1999.

(17)  SUPPLEMENTAL FINANCIAL DATA
      Components of other non-interest expenses in excess of 1% of total interest and non-interest income for the years ended December 31, 1999, 1998 and 1997 included advertising expenses of $1,673,000, $1,484,000, and $1,566,000, respectively.

                  UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

(18)   UNITED COMMUNITY BANKS, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION

                                 BALANCE SHEETS

                           DECEMBER 31, 1999 AND 1998
                                                                                      1999         1998
                                                                                      ----         ----
                                                                                        (IN THOUSANDS)
                                     Assets
                                     ------

       Cash                                                                      $       247           424
       Investment in subsidiaries                                                    128,402       109,780
       Other assets                                                                   11,361         8,982
                                                                                     -------     ---------
                                                                                 $   140,010       119,186
                                                                                     =======       =======

                      Liabilities and Stockholders' Equity
                      ------------------------------------

       Other liabilities                                                         $     3,225           200
       Notes payable                                                                  15,365             -
       Convertible subordinated debentures                                             3,500         3,500
       Junior subordinated debentures                                                 21,650        21,650
       Stockholders' equity                                                           96,270        93,836
                                                                                     -------      --------
                                                                                 $   140,010       119,186
                                                                                     =======       =======

                              STATEMENTS OF INCOME

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                                 1999            1998         1997
                                                                                 ----            ----         ----
                                                                                            (In Thousands)
       Income:
         Dividends from subsidiaries                                            $  4,000          3,927        1,210
         Other                                                                     4,955          2,868          730
                                                                                 -------        -------     --------
                  Total income                                                     8,955          6,795        1,940
                                                                                 -------        -------      -------

       Expenses:
         Interest                                                                  2,671          1,560        1,045
         Other                                                                    10,397          5,638        2,097
                                                                                  ------        -------      -------
                  Total expense                                                   13,068          7,198        3,142
                                                                                  ------        -------      -------

       Loss before income tax benefit and equity in undistributed
         income of subsidiaries                                                   (4,113)          (403)      (1,202)
       Income tax benefit                                                          2,684          1,410          823
                                                                                  ------        -------     --------
       Income (loss) before equity in undistributed income of subsidiaries        (1,429)         1,007         (379)

       Equity in undistributed income of subsidiaries                             15,077         11,766       11,433
                                                                                  ------         ------       ------
                  Net income                                                    $ 13,648         12,773       11,054
                                                                                  ======         ======       ======

                  UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

(18) UNITED COMMUNITY BANKS, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION, continued

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                                      1999           1998          1997
                                                                                      ----           ----          ----
                                                                                                (IN THOUSANDS)
     Cash flows from operating activities:
       Net income                                                              $    13,648            12,773       11,054
       Adjustments to reconcile net income to net cash
         provided by (used in) operating activities:
           Equity in undistributed income of the subsidiaries                      (15,077)          (11,766)     (11,433)
           Depreciation, amortization and accretion                                    779               387          300
           Change in:
              Other assets                                                             503             1,600       (2,567)
              Other liabilities                                                      3,138              (736)         (27)
                                                                                   -------            ------       ------

                  Net cash provided by (used in) operating activities                2,991             2,258       (2,673)
                                                                                   -------            ------       ------

     Cash flows from investing activities:
       Purchase of premises and equipment                                             (737)           (2,173)      (1,273)
       Capital contributions to the subsidiaries                                    (9,300)           (7,899)      (5,250)
       Purchase of bank subsidiary                                                  (7,191)                -            -
       Purchase of investments                                                        (104)                -            -
                                                                                   -------            ------       ------

                  Net cash used in investing activities                            (17,332)          (10,072)      (6,523)
                                                                                   -------            ------       ------

     Cash flows from financing activities:
       Proceeds from junior subordinated debentures                                      -            21,650            -
       Proceeds from notes payable                                                  15,365                 -        3,400
       Repayments of notes payable                                                       -           (12,722)      (1,131)
       Proceeds from exercise of stock options                                         216               118            -
       Proceeds from sale of common stock                                                -                 -        6,477
  Purchase and retirement of treasury stock of pooled entity                             -                 -         (408)
       Proceeds from resale of treasury stock of pooled entity                           -                 -            6
       Dividends paid                                                               (1,417)           (1,089)        (825)
                                                                                   -------            ------       ------

                  Net cash provided by financing activities                         14,164             7,957        7,927
                                                                                   -------            ------       ------

                  Net change in cash                                                  (177)              143       (1,269)

     Cash at beginning of year                                                         424               281        1,550
                                                                                   -------            ------       ------

     Cash at end of year                                                       $       247               424          281
                                                                                  ========            ======       ======

                  UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, continued

(19)  FAIR VALUE OF FINANCIAL INSTRUMENTS
      SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, whether or not recognized on the face of the balance sheet, for which it is practicable to estimate that value. The assumptions used in the estimation of the fair value of United's financial instruments are detailed below. Where quoted prices are not available, fair values are based on estimates using discounted cash flows and other valuation techniques. The use of discounted cash flows can be significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The following disclosures should not be considered a surrogate of the liquidation value of United or its Banks, but rather a good-faith estimate of the increase or decrease in value of financial instruments held by United since purchase, origination, or issuance.

        Cash and Cash Equivalents
        -------------------------
        For cash, due from banks and federal funds sold the carrying amount is a reasonable estimate of fair value.

        Securities Held to Maturity and Securities Available for Sale
        -------------------------------------------------------------
        Fair values for investment securities are based on quoted market prices.

        Loans and Mortgage Loans Held for Sale
        --------------------------------------
        The fair value of fixed rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings. For variable rate loans, the carrying amount is a reasonable estimate of fair value.

        Cash Surrender Value of Life Insurance
        --------------------------------------
        The carrying value of cash surrender value of life insurance is a reasonable estimate of fair value.

        Deposits
        --------
        The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed maturity certificates of deposit is estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities.

        Federal Funds Purchased and Repurchase Agreements
        -------------------------------------------------
        The  carrying   amount  of   federal  funds   purchased  and  repurchase
        agreements is a reasonable estimate of fair value.

        Federal Home Loan Bank Advances
        -------------------------------
        The fair value of United's fixed rate borrowings are estimated using discounted cash flows, based on United's current incremental borrowing rates for similar types of borrowing arrangements. For variable rate borrowings the carrying amount is a reasonable estimate of fair value.

        Long-Term Debt and Convertible Subordinated Debentures
        ------------------------------------------------------
        Long-term debt and convertible subordinated debentures are made using variable rates; thus, the carrying amount is a reasonable estimate of fair value.

        Trust Preferred Securities
        --------------------------
        The fair value of United's trust preferred securities is estimated using discounted cash flows, based on United's current incremental borrowing rates for similar types of borrowing arrangements.

        Interest Rate Swaps, Floors and Caps
        ------------------------------------
        The fair value of interest rate swaps, floors and caps is obtained from dealer quotes. These values represent the estimated amount United would receive or pay to terminate the contracts or agreements, taking into account current interest rates and, when appropriate, the current creditworthiness of the counterparties.

        Commitments to Extend Credit, Standby Letters of Credit and Financial
        ---------------------------------------------------------------------
        Guarantees Written
        ------------------
        Because commitments to extend credit and standby letters of credit are made using variable rates or are commitments recently made, the contract value is a reasonable estimate of fair value.

                  UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

(19)   FAIR VALUE OF FINANCIAL INSTRUMENTS, continued
       Limitations
       -----------
       Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time United's entire holdings of a particular financial instrument. Because no market exists for a significant portion of United's financial instruments, fair value estimates are based on many judgments. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

       Fair value estimates are based on existing on and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant assets and liabilities that are not considered financial instruments include the mortgage banking operation, brokerage network, deferred income taxes, premises and equipment and goodwill. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

       The carrying amount and estimated fair values of United's financial instruments at December 31, 1999 and 1998 are as follows (in thousands):

                                                                 December 31, 1999                 December 31, 1998
                                                                 ------------------                -----------------
                                                                 Carrying     Estimated           Carrying      Estimated
                                                                  Amount      Fair Value           Amount      Fair Value
                                                                  ------      ----------           ------      ----------
         Assets:
            Cash and cash equivalents                          $   112,611       112,611            64,112         64,112
            Securities held to maturity                                  -             -            58,306         60,018
            Securities available for sale                          534,503       534,503           333,787        333,787
            Mortgage loans held for sale                             6,326         6,326             8,129          8,129
            Loans, net                                           1,382,638     1,378,299         1,048,486      1,051,252
            Cash surrender value of life insurance                   8,550         8,550             8,130          8,130

         Liabilities:
            Deposits                                             1,649,392       1,648,947       1,238,323      1,240,000
            Federal funds purchased and
               repurchase agreements                                31,812          31,812          26,520         26,520
            Federal Home Loan Bank advances                        287,572         287,126         186,854        182,485
            Long-term debt and other borrowings                     17,516          17,516           1,277          1,277
            Convertible subordinated debentures                      3,500           3,500           3,500          3,500
            Trust Preferred Securities                              21,000          17,188          21,000         19,336

            Interest rate contracts                                    113             113               -              -
         Unrecognized financial instruments:
            Commitments to extend credit                           212,099         212,099         136,281        136,281
            Standby letters of credit                                6,523           6,523           8,698          8,698
            Interest rate contracts                            $         -               -             437            448


                  UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



(20) SUBSEQUENT EVENTS

     On March 3, 2000, United entered into a definitive agreement to acquire North Point Bancshares, Inc. (North Point), a $107 million one-bank holding company for Dawson County Bank, located in Dawsonville, Georgia for approximately 958,000 shares of its common stock. Also on March 3, 2000, United entered into an agreement to acquire Independent Bancshares, Inc. (Independent), a $145 million one-bank holding company for Independent Bank & Trust, located in Powder Springs, Georgia for approximately 872,000 shares of its common stock. These agreements are subject to approval of applicable regulatory authorities and shareholders and will be accounted for as pooling of interests. As such, historical financial information presented in future reports will be restated to include North Point and Independent.

     The following unaudited pro forma data summarizes operating data as if the combinations had been consummated on January 1, 1997:

                                                              As of and for the year ended
                                                       (in thousands, except per share amounts)
                                                       1999             1998             1997
                                                       ----             ----             ----
   Total assets                                  $  2,383,486        1,812,585         1,410,071
   Stockholders' equity                          $    118,908          115,415            99,571
   Net income                                    $     16,692           15,510            13,197
   Basic income per share                        $      1.70              1.59              1.41
   Diluted income per share                      $      1.67              1.56              1.40

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


                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF UNITED.

         The information contained under the heading "Information About Nominees for Director" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement to be used in connection with the solicitation of proxies for United's 2000 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference. Pursuant to instruction 3 to paragraph (b) of
Item 401 of Regulation S-K, information relating to the executive officers of United is included in Item 1 of this Report.


ITEM 11.   EXECUTIVE COMPENSATION.

         The information contained under the heading "Executive Compensation" in the Proxy Statement to be used in connection with the solicitation of proxies for United's 2000 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT.

         The information contained under the heading "Security Holdings of Certain Beneficial Owners and Management," in the Proxy Statement to be used in connection with the solicitation of proxies for United's 2000 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference. For purposes of determining the aggregate market value of United's voting stock held by nonaffiliates, shares held by all directors and executive officers of United have been excluded. The exclusion of such shares is not intended to, and shall not, constitute a determination as to which persons or entities may be "Affiliates" of United as defined by the Commission.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information contained under the heading "Certain Relationships and Related Transactions" in the Proxy Statement to be used in connection with the solicitation of proxies for United's 2000 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)      1.       Financial Statements.
                  --------------------
         The following consolidated financial statements together with the report thereon of Porter Keadle Moore, LLP are located in Item 8 of this Report:

         Report of Porter Keadle Moore, LLP, Independent Auditors
         Consolidated Balance sheets - December 31, 1999 and 1998
         Consolidated Statements of Income - Years ended December 31, 1999, 1998 and 1997 Consolidated Statements of Comprehensive Income - Years ended December 31, 1999, 1998 and 1997 Consolidated Statements of Changes in Stockholders' Equity - Years ended December 31, 1999,
            1998, and 1997
         Consolidated  Statements of Cash Flows - Years ended December 31, 1999,
            1998 and 1997
         Notes to Consolidated Financial Statements


         2.       Financial Statement Schedules.
                  -----------------------------

                  Schedules  to  the  consolidated   financial   statements  are
         omitted, as the required information is not applicable.

         3.       Reports on Form 8-K.
                  -------------------

                  No reports on Form 8-K were filed during the last quarter of the period covered by this report.

         4.       Exhibits.
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

                 4.1 Junior Subordinated Indenture of United with The Chase Manhattan Bank, as Trustee, relating to the Junior Subordinated Debentures (included as
                              Exhibit 4.1 to United's Registration Statement on Form S-4, File No. 333-64911, filed with the Commission on September 30, 1998 (the "1998 S-4") and incorporated herein by reference).

                 4.2 Form of Certificate of Junior Subordinated Debenture (included as Exhibit 4.2 to the 1998 S-4 previously filed with the Commission and incorporated herein by reference).

                 4.3 Certificate of Trust of United Community Capital Trust (included as Exhibit 4.3 to the 1998 S-4 previously filed with the Commission and incorporated herein by reference).

                 4.4 Amended and Restated Trust Agreement for United Community Capital Trust (included as Exhibit 4.4 to the 1998 S-4 previously filed with the Commission and incorporated herein by reference).

                 4.5 Form of New Capital Security Certificate for United Community Capital Trust (included as
                              Exhibit 4.5 to the 1998 S-4 previously filed with the Commission and incorporated herein by reference).

                 4.6 Guarantee of United relating to the Capital Securities (included as Exhibit 4.6 to the 1998 S-4 previously filed with the Commission and incorporated herein by reference).

                 4.7          Registration Rights Agreement (included as Exhibit
                              4.7 to the 1998 S-4 previously filed with the Commission and incorporated herein by reference).

                 4.8 Form of Floating Rate Convertible Subordinated Payable In Kind Debenture due December 31, 2006 (included as Exhibit 4.2 to United's Registration Statement on Form S-1, File No. 33-93278, filed with the Commission on June 8, 1995, and incorporated herein by reference).

                 4.9 Form of Subscription Agreement (included as Exhibit A to United's Form S-1, File No.
                              333-20887, filed with the Commission on January 31, 1997 and incorporated by reference).

                 4.10         See  Exhibits  3.1  and  3.2  for   provisions  of
                              Articles of Incorporation and By-Laws, as amended, which define the rights of the Shareholders.

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

                10.4 Agreement and Plan of Reorganization between United and Floyd, dated as of June 3, 1999, (included as Exhibit 2.1 to United's registration statement on Form S-4, Commission File no. 333-83113, filed with the Commission on July 14, 1999 and incorporated herein by reference).

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

                21.1          Subsidiaries of United

                23.1          Consent of Porter Keadle Moore, LLP

                24.1          Power  of   Attorney  of  certain   officers   and
                              directors of United (included on Signature Page)

                27.1         Financial Data Schedule

                99.1         Notice of Annual  Meeting and Proxy  Statement  of
                             United**

 ------------------------
* Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K pursuant to Item 14(c) of Form 10-K. ** To be filed by amendment.

(b) United did not file any reports on Form 8-K during the fourth quarter of 1999.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(a) of the Securities Exchange Act of 1934, United has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Blairsville, State of Georgia, on the 7th of March, 2000.


                             UNITED COMMUNITY BANKS, INC.
                                   (Registrant)



                             By: /s/ Jimmy C. Tallent
                                Jimmy C. Tallent
                                Title:  President and Chief Executive Officer



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

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of United in the capacities set forth and on the 7th day of March, 2000.



/s/ Jimmy C. Tallent
-----------------------------------------------
Jimmy C. Tallent
President, Chief Executive Officer and Director
(Principal Executive Officer)


/s/ Christopher J. Bledsoe
------------------------------------------------
Christopher J. Bledsoe
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)


/s/ Patrick J. Rusnak
------------------------------------------------
Patrick J. Rusnak
Vice President and Controller (Principal Accounting Officer)


/s/ Robert L. Head, Jr.
------------------------------------------------
Robert L. Head, Jr.
Chairman of the Board

/s/ Billy M. Decker
------------------------------------------------
Billy M. Decker
Director


/s/ Thomas C. Gilliland
------------------------------------------------
Thomas C. Gilliland
Director


/s/ Charles Hill
------------------------------------------------
Charles Hill
Director


/s/ Hoyt O. Holloway
------------------------------------------------
Hoyt O. Holloway
Director


/s/ P. Deral Horne
------------------------------------------------
P. Deral Horne
Director


/s/ John R. Martin
------------------------------------------------
John R. Martin
Director


/s/ Clarence William Mason, Sr.
------------------------------------------------
Clarence William Mason, Sr.
Director


/s/ Zell B. Miller
------------------------------------------------
Zell B. Miller
Director


/s/ W. C. Nelson, Jr.
------------------------------------------------
W. C. Nelson, Jr.
Director


/s/ Charles E. Parks
------------------------------------------------
Charles E. Parks
Director


/s/ Tim Wallis
------------------------------------------------
Tim Wallis
Director

                                  EXHIBIT INDEX


Exhibit No.                Description
-----------                -----------


      21                   Subsidiaries of United.

      23                   Consent of Porter Keadle Moore, LLP.

      27                   Financial Data Schedule (for SEC use only)