Form 10-Q
period 2000-03-31
UNITED COMMUNITY BANKS INC
filed 2000-05-15
CIK 857855

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2000

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            for the Transition Period From ___________ to ___________

                         Commission file number 0-21656


                          UNITED COMMUNITY BANKS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Georgia                              58-180-7304
     ---------------------------------------------------------------------
        (State of Incorporation)      (I.R.S. Employer Identification No.)

     P.O. Box 398, 63 Highway 515
     Blairsville, Georgia                                    30512
   ------------------------------------------------------------------
   Address of Principal Executiveoffices                   (Zip Code)

                                 (706) 745-2151
                               (Telephone Number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]

             Common stock, par value $1 per share: 8,035,868 shares
                        outstanding as of April 30, 2000

                                      INDEX

Part I Financial Information

         Item 1. Financial Statements

                  Consolidated  Balance Sheets (Unaudited) At March 31, 2000 and
                     December 31, 1999

                  Consolidated  Statements of Income  (Unaudited)  for the Three
                     Months Ended March 31, 2000 and 1999

                  Consolidated  Statements of Comprehensive  Income  (Unaudited)
                     for the Three Months Ended March 31, 2000 and 1999

                  Consolidated  Statements  of Cash  Flows  (Unaudited)  for the
                     Three Months Ended March 31, 2000 and 1999

                  Notes to Consolidated Financial Statements

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Item 3. Quantative and Qualitative Disclosures About Market Risk

Part II Other Information

         Item 1. Legal Proceedings
         Item 2. Changes in Securities
         Item 3. Defaults Upon Senior Securities
         Item 4. Submission of Matters to a Vote of Security Holders
         Item 5. Other Information
         Item 6. Exhibits and Reports On Form 8-K

PART I ITEM I - STATEMENTS

UNITED COMMUNITY BANKS, INC.  AND  SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

---------------------------------------------------------------------------------------------------------------------
                                                                                     March 31,          December 31,
 (in thousands)                                                                        2000                 1999
---------------------------------------------------------------------------------------------------------------------
 ASSETS

   Cash and due from banks                                                    $        82,294                 89,231
   Federal funds sold                                                                     170                 23,380
---------------------------------------------------------------------------------------------------------------------
       Cash and cash equivalents                                                       82,464                112,611
---------------------------------------------------------------------------------------------------------------------


   Securities available for sale                                                      548,670                534,503
   Mortgage loans held for sale                                                         4,588                  6,326
   Loans, net of unearned income                                                    1,459,469              1,400,360
        Less: Allowance for loan losses                                               (18,922)               (17,722)
---------------------------------------------------------------------------------------------------------------------
             Loans, net                                                             1,440,547              1,382,638
---------------------------------------------------------------------------------------------------------------------

   Premises and equipment, net                                                         47,644                 47,365
   Accrued interest receivable                                                         19,406                 17,861
   Other assets                                                                        31,302                 30,136
---------------------------------------------------------------------------------------------------------------------
            Total assets                                                      $     2,174,621              2,131,440
=====================================================================================================================


 LIABILITIES AND STOCKHOLDERS' EQUITY

   Deposits:
        Demand                                                                $       210,248                192,006
        Interest bearing demand                                                       352,448                328,815
        Savings                                                                        78,147                 73,953
         Time                                                                       1,027,642              1,054,618
---------------------------------------------------------------------------------------------------------------------
              Total deposits                                                        1,668,485              1,649,392
---------------------------------------------------------------------------------------------------------------------

    Accrued expenses and other liabilities                                             20,149                 24,378
    Federal funds purchased and repurchase agreements                                  33,760                 31,812
    Federal Home Loan Bank advances                                                   309,940                287,572
    Long-term debt and other borrowings                                                19,331                 17,516
    Convertible subordinated debentures                                                 3,500                  3,500
     Trust Preferred Securities                                                        21,000                 21,000
---------------------------------------------------------------------------------------------------------------------
         Total liabilities                                                          2,076,165              2,035,170
---------------------------------------------------------------------------------------------------------------------

 Stockholders' equity:
      Preferred Stock                                                                       -                      -
     Common stock, $1 par value; 10,000,000 shares authorized;
        8,034,268  shares issued and outstanding                                        8,034                  8,034
     Capital surplus                                                                   30,310                 30,310
     Retained earnings                                                                 69,807                 66,606
     Accumulated other comprehensive income (loss)                                     (9,695)                (8,680)
---------------------------------------------------------------------------------------------------------------------
         Total stockholders' equity                                                    98,456                 96,270
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
         Total liabilities and stockholders' equity                           $     2,174,621              2,131,440
=====================================================================================================================

See notes to unaudted consolidated financial statements.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)

                                                                 For the Three Months Ended
                                                                          March 31,
 (IN THOUSANDS , EXCEPT PER SHARE DATA)                            2000               1999
----------------------------------------------------------------------------------------------
 Interest income:
     Interest and fees on loans                               $    34,484            26,541
     Interest on federal funds sold                                   202               170
     Interest on investment securities:
          Taxable                                                   7,849             5,201
          Tax exempt                                                  896               917
--------------------------------------------------------------------------------------------
              Total interest income                                43,431            32,829
--------------------------------------------------------------------------------------------

 INTEREST EXPENSE:
     Interest on deposits:
           Demand                                                   3,350             2,667
           Savings                                                    545               626
           Time                                                    15,290            10,312
      Notes payable, subordinated debentures, federal
           funds purchased and FHLB advances                        4,950             3,360
      Trust Preferred Securities                                      430               430
--------------------------------------------------------------------------------------------
          Total interest expense                                   24,565            17,395
--------------------------------------------------------------------------------------------
          Net interest income                                      18,866            15,434
 Provision for loan losses                                          1,546               980
--------------------------------------------------------------------------------------------
          Net interest income after provision for loan losses      17,320            14,454
--------------------------------------------------------------------------------------------

 NONINTEREST INCOME:
     Service charges and fees                                       1,473             1,164
     Securities gains, net                                              5                 5
     Mortgage loan and related fees                                   220               448
     Other non-interest income                                        992               862
--------------------------------------------------------------------------------------------
          Total noninterest income                                  2,690             2,479
--------------------------------------------------------------------------------------------

 NONINTEREST EXPENSE:
     Salaries and employee benefits                                 8,044             6,745
     Occupancy                                                      2,566             2,086
     Other noninterest expense                                      3,787             3,169
--------------------------------------------------------------------------------------------
          Total noninterest expense                                14,397            12,000
--------------------------------------------------------------------------------------------
     Income before income taxes                                     5,613             4,933
 Income taxes                                                       1,789             1,640
--------------------------------------------------------------------------------------------
         NET INCOME                                           $     3,824             3,293
============================================================================================

   Basic earnings per share                                   $      0.48              0.41
   Diluted earnings per share                                 $      0.47              0.40

   Average shares outstanding                                       8,034             8,004
   Diluted average shares outstanding                               8,317             8,293

See notes to unaudited consolidated financial statements.

 UNITED COMMUNITY BANKS, INC. & SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
 IN THOUSANDS

                                                                                 FOR THE THREE MONTHS ENDED
                                                                                            March 31
                                                                                    2000            1999
                                                                              ---------------------------------
                                                                                         (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                     $   3,824               3,293
  Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
      Depreciation, amortization and accretion                                       1,061               1,212
      Provision for loan losses                                                      1,546                 980
      Loss (gain) on sale of investment securities                                      (5)                 (5)
      Change in assets and liabilities:
          Interest receivable                                                       (1,545)               (524)
          Other assets                                                              (1,166)             (4,205)
          Accrued expenses and other liabilities                                    (4,229)              3,465
  Change in mortgage loans held for sale                                             1,738               2,649
                                                                                 -----------------------------

              NET CASH PROVIDED BY OPERATING ACTIVITIES                              1,224               6,865
                                                                                 -----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES, NET OF PURCHASE ACQUISITIONS:
    Proceeds from sales of securities available for sale                               250                  38
    Proceeds from maturities and calls of securities available for sale             10,848              26,404
    Purchases of securities available for sale                                     (24,411)           (105,289)
    Purchase of life insurance contracts                                            (2,650)               --
    Net increase in loans                                                          (59,109)            (65,751)
    Net cash inflow (outflow) for branch and bank acquisitions                        --                (2,248)
    Proceeds from sale of other real estate                                             65                  20
    Purchase of bank premises and equipment                                         (1,186)             (1,154)
                                                                                 -----------------------------
              NET CASH USED IN INVESTING ACTIVITIES                                (76,193)           (147,980)
                                                                                 -----------------------------

CASH FLOWS FROM FINANCING ACTIVITIES, NET OF PURCHASE ACQUISITIONS:
    Net change in demand and savings deposits                                       46,069              40,685
    Net change in time deposits                                                    (26,976)              7,944
    Net change in federal funds purchased and
         repurchase agreements                                                       1,948              52,239
    Net change in FHLB advances                                                     22,368              42,769
    Net change in long-term debt and other borrowings                                1,815              10,960
    Dividends paid                                                                    (402)               (276)
                                                                                 -----------------------------
              NET CASH PROVIDED BY FINANCING ACTIVITIES                             44,822             154,321
                                                                                 -----------------------------


Net change in cash and cash equivalents                                            (30,147)             13,206
Cash and cash equivalents at beginning of period                                   112,611              64,112
                                                                                 -----------------------------

Cash and cash equivalents at end of period                                       $  82,464              77,318
                                                                                 =============================


 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
       Interest                                                                  $  24,653              17,235
       Income Taxes                                                              $   2,330                 448

UNITED COMMUNITY BANKS, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

                                                                           FOR THE THREE MONTHS
                                                                               ENDED MARCH 31
                                                                        --------------------------
                                                                          2000              1999
                                                                        -------           -------
Net income                                                              $ 3,824             3,293

Other comprehensive income (loss), before tax:
    Unrealized holding gains (losses) on investment
           securities available for sale                                 (1,533)              373
    Less reclassification adjustment for gains on investment
            securities available for sale                                     5                 5
                                                                        -------           -------
    Total other comprehensive income (loss), before tax                  (1,528)              378
                                                                        -------           -------


INCOME TAX EXPENSE (BENEFIT) RELATED TO OTHER
    COMPREHENSIVE INCOME
    Unrealized holding gains (losses) on investment securities             (515)              133
    Less reclassification adjustment for gains on investment
        securities available for sale                                         2                 2
                                                                        -------           -------
    Total income tax expense (benefit) related to other
       comprehensive income (loss)                                         (513)              135
                                                                        -------           -------
    Total other comprehensive income (loss), net of tax                  (1,015)              243
                                                                        -------           -------
        Total comprehensive income                                      $ 2,809             3,536
                                                                        =======           =======


See notes to unaudited consolidated financial statements.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -  SIGNIFICANT ACCOUNTING POLICIES

         The accounting and financial reporting policies of United Community Banks, Inc. ("United") and its subsidiaries conform to generally accepted accounting principles and general banking industry practices. The following consolidated financial statements have not been audited and all material intercompany balances and transactions have been eliminated. A more detailed description of United's accounting policies is included in the 1999 annual report filed on Form 10-K.

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


NOTE 2 - RECENT DEVELOPMENTS


         On May 8, 2000, United commenced the process of conducting a public offering of between 350,000 and 450,000 shares of common stock at a price of $38.00 per share. United plans to use the net proceeds, which will range from approximately $13.2 to $17.0 million, to provide capital for its subsidiary banks and for general corporate purposes, including the reduction of parent company debt. Management expects the public offering will be completed during the second quarter of 2000.

         On March 3, 2000, United entered into an agreement to acquire North Point Bancshares, Inc. ("North Point"), a single-bank holding company based in Dawsonville, Georgia, in exchange for 958,211 shares of United common stock. This merger is expected to be completed during the second quarter of 2000 and will be accounted for as a pooling of interests. At March 31, 2000, North Point had $115.0 million of total assets, $105.6 million of total liabilities and $9.4 million of total stockholders' equity.

         On March 3, 2000, United entered into an agreement to acquire Independent Bancshares, Inc. ("Independent"), a single-bank holding company based in Powder Springs, Georgia, in exchange for 870,598 shares of United common stock. This merger is expected to be completed during the second quarter of 2000 and will be accounted for as a pooling of interests. At March 31, 2000, Independent had $161.1 million of total assets, $147.5 million of total liabilities and $13.5 million of total stockholders' equity.

NOTE 3  -  EARNINGS PER SHARE

                                                               For the Three Months
                                                                 Ended March 31,
(In thousands, except per share data)                          2000           1999
--------------------------------------------------------------------------------------
Basic earnings per share:
   Weighted average shares outstanding                         8,034          8,004
   Net income                                            $     3,824          3,293
   Basic earnings per share                              $      0.48           0.41

Diluted earnings per share:
    Weighted average shares outstanding                        8,034          8,004
     Net effect of the assumed exercise of
         stock options based on the treasury
         stock method using average market
         price for the period                                    143            149

    Effect of conversion of subordinated debt                    140            140
                                                           -------------------------

    Total weighted average shares and common
        stock equivalents outstanding                          8,317          8,293

    Net income, as reported                              $     3,824          3,293
    Income effect of conversion of subordinated
       debt, net of tax                                  $        47             43
                                                           -------------------------
    Net income, adjusted for effect of conversion
        of subordinated debt, net of tax                 $     3,871          3,336
                                                           =========================

    Diluted earnings per share                                  0.47           0.40

PART I ITEM II

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
--------------------------

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


Overview
--------

           United Community Banks, Inc. ("United") is a bank holding company registered under the Bank Holding Company Act of 1956. United has eight commercial bank subsidiaries that operate primarily in North Georgia and Western North Carolina (the "Banks"). As of March 31, 2000 United had 34 bank branches in operation. Total assets at March 31, were $2.2 billion, compared with $2.1 billion at December 31, 1999, an increase of 8% on an annualized basis.


Recent Developments
-------------------

         On May 8, 2000, United commenced the process of conducting a public offering of between 350,000 and 450,000 shares of common stock at a price of $38.00 per share. United plans to use the net proceeds, which will range from approximately $13.2 to $17.0 million, to provide capital for its subsidiary banks and for general corporate purposes, including the reduction of parent company debt. Management expects the public offering will be completed during the second quarter of 2000.

         On March 3, 2000, United entered into an agreement to acquire North Point Bancshares, Inc. ("North Point"), a single-bank holding company based in Dawsonville, Georgia, in exchange for 958,211 shares of United common stock. This merger is expected to be completed during the second quarter of 2000 and will be accounted for as a pooling of interests. At March 31, 2000, North Point had $115.0 million of total assets, $105.6 million of total liabilities and $9.4 million of total stockholders' equity.

         On March 3, 2000, United entered into an agreement to acquire Independent Bancshares, Inc. ("Independent"), a single-bank holding company based in Powder Springs, Georgia, in exchange for 870,598 shares of United common stock. This merger is expected to be completed during the second quarter of 2000 and will be accounted for as a pooling of interests. At March 31, 2000, Independent had $161.1 million of total assets, $147.5 million of total liabilities and $13.5 million of total stockholders' equity.

Income Summary
--------------

         For the three months ended March 31, 2000 United reported net income of $3.8 million, or $.47 per diluted share, compared to $3.3 million, or $.40 per diluted share, for the same period in 1999. The first three months' results for 2000 provided an annualized return on average assets and average stockholders' equity of .71% and 15.9%, respectively, compared to .81% and 14.0%, respectively, for the same period in 1999. Net income for the three months ended March 31, 2000 increased 16.1% compared to the same period in 1999.

         The following table summarizes the components of income and expense for the first three months of 2000 and 1999 and the changes in those components for the periods presented.

Table 1 - Condensed Consolidated Statements of Income
Unaudited
in Thousands)


                                 For the Three Months
                                    Ended March 31,       Change
                                   2000         1999      Amount   Percent
                                --------------------------------------------
Interest income               $      43,431      32,829     10,602    32.3%
Interest expense                     24,565      17,395      7,170    41.2%
                                -----------------------------------
Net interest income                  18,866      15,434      3,432    22.2%
Provision for loan losses             1,546         980        566    57.8%
                                -----------------------------------
Net interest income after
    provision for loan losses        17,320      14,454      2,866    19.8%
Non-interest income                   2,690       2,479        211     8.5%
Non-interest expense                 14,397      12,000      2,397    20.0%
                                -----------------------------------
Income before taxes                   5,613       4,933        680    13.8%
Income tax expense                    1,789       1,640        149     9.1%
                                -----------------------------------
Net income                    $       3,824       3,293        531    16.1%
                                ===================================

Net Interest Income
-------------------

          Net interest income is the largest source of United's operating income. Net interest income was $18.9 million for the three months ended March 31, 2000, an increase of 22% over the comparable period in 1999. The increase in net interest income for the first quarter of 2000 is primarily attributable to increases in outstanding average interest bearing assets (both loans and securities) over the comparable prior year period.

         The increase in average outstanding securities is primarily the result of United's leverage program that was initiated during the fourth quarter of 1998. The leverage program was designed to make optimal utilization of United's capital by using borrowed funds to purchase additional securities. The leverage borrowings are principally advances from the Federal Home Loan Bank "FHLB" that are secured by mortgage loans and other investment securities. The securities purchased under the leverage program are primarily mortgage-backed pass-through and other mortgage backed securities, including collateralized mortgage obligations. At March 31, 2000 United had approximately $162 million of earning assets and corresponding borrowings in the leverage program.

         For the three months ended March 31, 2000, the net interest margin (net interest income as a percentage of average interest earning assets) on a tax-equivalent basis was 3.85%, 31 basis points less than the comparable prior year period. The compression of the margin is primarily due to continued general competitive pressures on loan and deposit pricing and the leverage program described above. Although the average prime rate for the first quarter of 2000 was 95 basis points higher than the same period in 2000, the average loan yield decreased by 12 basis points.

      In January 2000, United implemented a strategic initiative designed to improve key financial performance as measured by earnings per share growth, return on average assets and return on average stockholders' equity. A key component of this plan was to address the compression of the net interest margin, which declined by 62 basis points during 1999 as compared with the prior year. Excluding the impact of additional cash reserves held during the fourth quarter of 1999 as a contingency for Y2K, the tax-equivalent net interest margin for the first quarter of 2000 was flat compared to the prior quarter.

      The following table shows the relative impact of changes in average balances of interest earning assets and interest bearing liabilities, and interest rates earned (on a fully-tax equivalent basis) and paid by United on those assets and liabilities for the three month periods ended March 31, 2000 and 1999.

 Table 2 - Average Consolidated Balance Sheets and Net Interest Analysis for the Three Months Ended March 31
           Fully Tax-equivalent Basis
          (In Thousands)

                                                           2000                             1999
                                             ------------------------------ ---------------------------------
                                               AVERAGE   INTEREST   AVG.      AVERAGE      INTEREST   AVG.
                                               BALANCE     <F1>     RATE      BALANCE        <F1>     RATE
                                             ------------------------------ ------------ --------------------
Assets:
Interest-earning assets:
  Loans, net of unearned income <F2>    $     1,444,760     34,538   9.61%    1,098,323       26,565   9.73%
  Taxable investments                           484,182      7,849   6.52%      352,126        5,201   5.94%
  Tax-exempt investments                         77,245      1,344   7.00%       77,256        1,376   7.16%
  Federal funds sold
    and other interest income                    14,887        201   5.43%        9,798          139   5.71%
                                             ---------------------          -----------  -----------
TOTAL INTEREST-EARNING ASSETS /
  INTEREST INCOME                             2,021,074     43,932   8.74%    1,537,503       33,281   8.71%
                                             ---------------------          -----------  -----------
NON-INTEREST-EARNING ASSETS:
  Allowance for loan losses                     (17,849)                        (13,090)
  Cash and due from banks                        55,932                          49,640
  Premises and equipment                         47,740                          41,946
  Goodwill and deposit intangibles                9,474                           7,600
  Other assets                                   38,800                          29,492
                                             ----------                     -----------
TOTAL ASSETS                            $     2,155,171                       1,653,091
                                             ==========                     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Interest-bearing deposits:
    Transaction accounts                $       342,490      3,350   3.93%      305,187        2,667   3.51%
    Savings deposits                             75,355        545   2.91%       63,186          626   3.98%
    Certificates of deposit                   1,063,407     15,290   5.78%      742,878       10,312   5.58%
                                             ---------------------          -----------  -----------
    Total interest-bearing deposits           1,481,252     19,185   5.21%    1,111,251       13,605   4.92%
                                             ---------------------          ------------------------
Federal Home Loan Bank advances                 289,777      4,094   5.68%      209,866        2,665   5.11%
Federal funds purchased and
   repurchase agreements                         31,404        440   5.64%       48,656          563   4.65%
Long-term debt and other borrowings <F3>         40,451        846   8.41%       27,283          562   8.28%
                                             ---------------------          -----------  -----------
  Total borrowed funds                          361,632      5,380   5.98%      285,805        3,790   5.33%
                                             ---------------------          -----------  -----------
TOTAL INTEREST-BEARING LIABILITIES /
  INTEREST EXPENSE                            1,842,884     24,565   5.36%    1,397,056       17,395   5.01%
NON-INTEREST-BEARING LIABILITIES:
  Non-interest-bearing deposits                 190,423                         155,429
  Other liabilities                              25,166                           5,231
                                             ----------                     -----------
  Total liabilities                           2,058,473                       1,557,716
                                             ----------                     -----------
Stockholders' equity                             96,698                          95,375
                                             ----------                     -----------
TOTAL LIABILITIES
  AND STOCKHOLDERS' EQUITY              $     2,155,171                       1,653,091
                                             ==========                     ===========
Net interest-rate spread                                             3.38%                             3.70%
Impact of non-interest bearing
  sources and other changes in
  balance sheet composition                                          0.47%                             0.46%
                                                                   ------                            ------
NET INTEREST INCOME /
  MARGIN ON INTEREST-EARNING ASSETS <F4>                    19,367   3.85%                    15,886   4.16%
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

Table 3 - Change in Interest Income and Expense On a Tax Equivalent Basis Unaudited
(In Thousands)

                                                   Three Months Ended March 31
                                                      2000 Compared to 1999
                                                        Increase (Decrease)
                                                  in Interest Income and Expense
                                                        Due to Changes In:
                                                  Volume     Rate         Total
                                                --------- ----------  -------------
Interest-earning assets:
Loans                                        $     8,285       (312)         7,973
Taxable investments                                2,101        547          2,648
Tax-exempt investments                                 -        (32)           (32)
Federal funds sold
  and other interest income                           69         (7)            62
                                                --------  ---------   ------------
TOTAL INTEREST-EARNING ASSETS                     10,455        196         10,651

INTEREST-BEARING LIABILITIES:
Transaction accounts                                 346        337            683
Savings deposits                                     107       (188)           (81)
Certificates of deposit                            4,596        382          4,978
                                                --------  ---------   ------------
  Total interest-bearing deposits                  5,049        531          5,580
FHLB advances                                      1,103        326          1,429

Federal funds purchased and
   repurchase agreements                            (226)       103           (123)
Long-term debt and other borrowings                  275          9            284
                                                --------  ---------   ------------
  Total borrowed funds                             1,152        438          1,590
                                                --------  ---------   ------------
TOTAL INTEREST-BEARING LIABILITIES                 6,201        969          7,170
                                                --------  ---------   ------------
INCREASE (DECREASE)
  IN NET INTEREST INCOME                     $     4,254       (773)         3,481
                                                ========  =========   ============


Provision for Loan Loss
-----------------------

           The provision for loan losses was $1.5 million, or 0.43% of average loans on an annualized basis, for the three months ended March 31, 2000, compared with $980 thousand, or 0.36% of average loans, for the same period in 1999. Net loan charge-offs for the first three months of 2000 were $346 thousand, or 0.10% of average loans on an annualized basis, compared to $85 thousand, or 0.03% of average loans on an annualized basis, for the same period in 1999. The provision for loan losses and allowance for loan losses reflect management's consideration of the various risks in the loan portfolio. Additional discussion of loan quality and the allowance for loan losses in provided in the Asset Quality discussion section of this report.

Non-interest Income
-------------------

          Non-interest income for the three months ended March 31, 2000 was $2.7 million, an increase of $193 thousand, or 8%, over the comparable 1999 period. Service charges on deposit accounts, which represent the largest component of non-interest income, totaled $1.5 million for the first three months of 2000, an increase of $309 thousand, or 27%, compared to the same period in 1999. This increase is primarily attributed to an increase in the number and volume of transaction deposit accounts.

         Mortgage banking revenue for the first three months of 2000 decreased by $228 thousand, or 51%, compared with the same period in 1999. This decrease is primarily attributable to increased mortgage loan interest rates and the corresponding decline in demand for mortgage refinance loans.

         Other non-interest income totaled $974 thousand for the three months ended March 31, 2000, an increase of $112 thousand million, or 13%, compared to the same period in 1999. The following table summarizes the components of other non-interest income for the first three months of 2000 and 1999 and the changes in those components for the periods presented:

Table 4 -Other Non-interest Income
(In Thousands)

                                                 For the Three Months Ended
                                          March 31,                         Change
                                            2000           1999       Amount    Percent
                                       ------------------------------------------------
Trust and brokerage fees                        209         169          40        24%
ATM fees                                        134         105          29        28%
Bank-owned life insurance                       139          96          43        45%
Insurance commissions                            38           -          38        n/m
Credit insurance                                179         223         (44)      -20%
Safe deposit box fees                            78          57          21        37%
Gain on sale of loans                             9          40         (31)      -78%
Other                                           188         172          16         9%
                                       ------------------------------------
   Total other non-interest income              974         862         112        13%
                                       ====================================
n/m - not meaningful


         The growth in trust and brokerage revenue is primarily attributable to an increase in the number of retail brokerage sale representatives and an increase in the amount of trust assets under management. The improvement in ATM fees is attributable to an increase in the number of ATM machines in service and an increase in the surcharge fee charged to non-customers implemented in February 1999. The increase in bank-owned life insurance revenue is a result of the growth of the underlying insurance policies' cash value since the first quarter of 1999 and corresponding increase in policy appreciation earnings. The increase in insurance commission revenue of $38 thousand reflects commissions earned by United on sales of insurance products through its wholly-owned subsidiary, United Agencies, Inc., which actively commenced operations during the second quarter of 1999.

         The decrease in credit life insurance is primarily attributable to slower loan growth during the first quarter of 2000 at United's consumer finance company subsidiaries. During the first quarter of 2000 such outstanding loans declined by $996 thousand, compared with an increase of $1.8 million during the same period in 1999.

         Gains on the sale of loans recorded during the first quarter of 2000 were 78% lower than the same period in 1999. The first quarter 1999 results for this income category reflect a one-time gain of approximately $40 thousand on the sale of SBA loans.

Non-interest Expense
--------------------

           For the three months ended March 31, 2000, non-interest expense totaled $14.4 million, an increase of $2.4 million, or 20%, from the same period in 1999.

         Salary and employee benefit expense, which represents the single largest component of non-interest expense, increased by $1.3 million, or 19%, compared with the same period in 1999. This increase is primarily attributable staff additions made to accommodate the growth of United's customer base, including staff obtained with the acquisition of Adairsville Bancshares, Inc. ("Adairsville") effective April 1, 1999; general merit increases awarded annually in April each year; and, an increase in the cost of group health insurance coverage.

         Occupancy and equipment expense for the first three months of 2000 totaled $2.6 million, an increase of $480 thousand, or 23%, over the same period in 1999. This increase is primarily attributable to the opening of new bank offices in three markets and the acquisition of Adairsville.

         Other non-interest expense for the three months ended March 31, 2000 was $3.7 million, an increase of 19% over the same period in 1999. This increase in primarily attributable to increases in stationery and supply expense and communications expense due to the increase in the number of bank offices and the growth of existing offices. Amortization expense for intangible assets, which is included in other non-interest expense, increase by $50 thousand during the first three months of 2000 compared with the same period in 1999 as a result of purchase acquisition of Adairsville.

         The efficiency ratio, which is a measure of operating expenses excluding one-time expenses as a percentage of operating revenues excluding one-time gains, was 66.8% for the three months ended March 31, 2000, a three basis point improvement compared with the same period in 1999.

Income Taxes
------------

          Income tax expense increased by $149 thousand, or 9%, during the first three months of 2000 as compared to the same period in 1999. The effective tax rate (as a percentage of pre-tax net income) for the three months ended March 31, 2000 was 31.9%, compared to 33.2% for comparable 1999 period.

Investment Securities
---------------------

         Average securities for the first three months of 2000 were $561 million, an increase of $132 million, or 31%, over the comparable 1999 period. As of March 31, 2000, United had $162 million of securities and borrowings related to the leverage program, compared with $164 million at year-end 1999 and $148 million at March 31, 1999. Management does not expect to increase the level of securities and related borrowings in the leverage program during the remainder of 2000.

Loans
-----

          United experienced annualized loan growth of 17% for the three-month period ended March 31, 2000. Total loans, net of unearned income, totaled $1.5 billion at March 31, 2000, compared to $1.4 billion at December 31, 1999. The loan growth experienced during the first three months of 2000 is attributed to continued robust economic conditions in United's market areas and corresponding strong demand for loans. Average loans for the three months ended March 31, 2000 were $1.4 billion compared to $1.1 billion for the comparable 1999 period, representing an increase of $346 million, or 32%. The average tax-equivalent yield on loans (including mortgage loans held for sale) for the three months ended March 31, 2000 was 9.61%, compared to 9.73% for the same period in 1999. This decrease is attributed to continued competitive pricing pressures for loans in the market areas where United operates.

Asset Quality
-------------

         Non-performing assets, which include non-accrual loans, loans past-due 90 days or more and still accruing interest and other real estate owned totaled $2.9 million at March 31, 2000, compared to $2.4 million at December 31, 1999. Total non-performing loans at March 31, 2000 increased by $373 thousand over the year-end 1999 level. Non-performing loans at March 31, 2000 consist primarily of loans secured by real estate that are generally well secured and in the process of collection. Other real estate owned at March 31, 2000 totaled $752 thousand, compared to $541 thousand at December 31, 1999, and comprised six properties.

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

TABLE 5- NON-PERFORMING ASSETS
(IN THOUSANDS)

                                                           March 31,          December 31,          March 31,
                                                             2000                 1999                1999
                                                      -------------------------------------------------------
Non-accrual loans                                   $       1,946                1,370               1,346
Loans past due 90 days or more and
    still accruing                                            247                  450                 413
                                                      ----------------------------------------------------
    Total non-performing loans                              2,193                1,820               1,759
Other real estate owned                                       752                  541                 809
                                                      ----------------------------------------------------
     Total non-performing assets                    $       2,945                2,361               2,568
                                                      ====================================================

Total non-performing loans as a percentage
     of total loans                                         0.15%                0.13%               0.15%
Total non-performing assets as a percentage
     of total assets                                        0.14%                0.11%               0.14%

               At March 31, 2000 United had approximately $5.5 million of outstanding loans that were not included in the past-due or non-accrual categories, but for which management had knowledge that the borrowers were having financial difficulties. Although these difficulties are serious enough for management to be uncertain of the borrowers' ability to comply with the original repayment terms of the loans, no losses are anticipated at this time in connection with them based on current market conditions, cash flow generation and collateral values. These loans are subject to routine management review and are considered in determining the adequacy of the allowance for loan losses.

           The allowance for loan losses ("ALL") at March 31, 2000 totaled $18.9 million, an increase of $1.2 million, or 7%, from December 31, 1999. The ratio of ALL to total loans at March 31, 2000 was 1.30%, compared with 1.35% at March 31, 1999 and 1.27% at December 31, 1999. At March 31, 2000 and December 31, 1999
the ratio of ALL to total non-performing loans was 863% and 974%, respectively.

         The following table provides an analysis of the changes in the ALL for the three months ended March 31, 2000 and 1999.


Table 6 -  Summary of Loan Loss Experience
(In Thousands)

                                                                            Three Months Ended
                                                                       March 31
                                                                         2000               1999
                                                                   --------------------------------------
Balance beginning of period                                      $            17,722              12,680
Provision for loan losses                                                      1,546                 980
Balance acquired from subsidary at acquisition                                     -               1,822
Loans charged-off                                                               (533)               (170)
Charge-off recoveries                                                            187                  85
                                                                   --------------------------------------
Net charge-offs                                                                 (346)                (85)
                                                                   --------------------------------------
Balance end of period                                            $            18,922              15,397
                                                                   ======================================


                                                                       March 31,           December 31,
Total loans:                                                             2000                   1999
                                                                   --------------------------------------
   At period end                                                 $         1,459,469           1,400,360
   Average (three months for 2000)                               $         1,441,126           1,237,892
As a percentage of average loans:
   Net charge-offs (annualized basis for 2000)                                 0.10%               0.15%
   Provision for loan losses (annualized basis for 2000)                       0.43%               0.41%
Allowance as a percentage of period end loans                                  1.30%               1.27%
Allowance as a percentage of non-performing loans                               863%                974%


         Management believes that the ALL at March 31, 2000 is sufficient to absorb losses inherent in the loan portfolio. This assessment is based upon the best available information and does involve a degree of uncertainty and matters of judgement. Accordingly, the adequacy of the loan loss reserve cannot be determined with precision and could be susceptible to significant change in future periods.


Deposits and Borrowed Funds
---------------------------

           Total average non-interest bearing deposits for the three months ended March 31, 2000 were $190 million, an increase of $35 million, or 23%, from the same period in 1999. For the three months ended March 31, 2000, total average interest bearing deposits were $1.7 billion, an increase of $405 million, or 32%, from the comparable 1999 period.

           At March 31, 2000, United had $59 million of brokered certificates of deposit issued compared with $70 million at year-end 1999. Average certificates of deposit for the three months ended March 31, 2000 increased by $321million, or 43%, over the same period in 1999; brokered deposits represented $63 million, or 20%, of the total increase.

           Total average borrowed funds for the three months ended March 31, 2000 were $362 million, an increase of $76 million, or 27%, from the comparable 1999 period. Most of this increase is attributed to increased net borrowings from the FHLB and was utilized to fund growth of the loan portfolio. At March 31, 2000, United had aggregate FHLB borrowings of approximately $310 million.

Asset/Liability Management
--------------------------

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

         At March 31, 2000, United's simulation model indicated that net interest income would increase by 3.24% if interest rates increased by 200 basis points and would decrease by 4.80% if interest rates fell by the same amount. Both of the simulation results are within the limits of United's policy, which permits an expected net interest income impact within a range of plus 10% and minus 10% for any 200 basis point increase or decrease in rates.

          In order to assist in achieving a desired level of interest rate sensitivity, United has entered into off-balance sheet contracts that are considered derivative financial instruments. Derivative financial instruments can be a cost and capital effective means of modifying the repricing characteristics of on-balance sheet assets and liabilities. United requires that all contract counterparties have an investment grade or better credit rating. These contracts include interest rate swap contracts in which United pays a variable rate based on Prime Rate and receives a fixed rate on a notional amount and interest rate cap contracts for which United pays an up-front premium in exchange for a variable cash flow if interest rates exceed the cap rate. United did not enter into any new derivative financial instrument contracts during the first quarter of 2000.

         The following table presents United's cap contracts at March 31, 2000. At that date, the cap contracts had an aggregate book value of $316 thousand.

Table 7 - Cap Contracts as of  March 31, 2000
(In Thousands)

                                      NOTIONAL      CONTRACT           CONTRACT    FAIR
               Maturity                Amount         Index               Rate     Value
             -----------------------------------------------------------------------------
               August 31, 2001           5,000        Prime             10.00%          10
               August 27, 2001          20,000        Prime             10.00%          49
            September 18, 2003          10,000    3 Month LIBOR          5.50%         511
               January 4, 2004          10,000        Prime              7.75%         543
                                   -----------                                     -------
                         Total          45,000                                       1,113
                                   ===========                                     =======

         The following table presents United's swap contracts as of March 31, 2000.

TABLE 8 - SWAP CONTRACTS AS OF  MARCH 31, 2000
(IN THOUSANDS)

                                       NOTIONAL        RATE       RATE         FAIR
                  Maturity              Amount       Received     Paid         Value
              -----------------------------------------------------------------------
                 April 2, 2001          15,000        8.41%       9.00%        (197)
                 April 5, 2001          10,000        9.50%       9.00%         (28)
                   May 8, 2001          10,000        8.26%       9.00%        (155)
                  June 7, 2001          10,000        8.69%       9.00%        (132)
                 July 27, 2001          10,000        8.85%       9.00%         (80)
              October 12, 2001          10,000        9.11%       9.00%        (120)
                  June 7, 2002          10,000        9.05%       9.00%        (119)
                 June 14, 2002          10,000        9.12%       9.00%        (107)
                 June 24, 2002          20,000        8.80%       9.00%        (442)
                 July 29, 2002          25,000        9.04%       9.00%        (316)
               August 10, 2002          10,000        9.60%       9.00%        (104)
             December 23, 2002          10,000        9.19%       9.00%        (231)
                                  -------------------------------------------------
Total/weighted average                 150,000        8.95%       9.00%      (2,031)
                                  =================================================


         Effective January 1, 1999, United adopted Statement of Financial Accounting Standards No. 133 ("Accounting for Derivative Instruments and Hedging Activities"), that requires that all derivative financial instruments be included and recorded at fair value on the balance sheet. Currently, all of United's derivative financial instruments are classified as highly effective fair value hedges. Fair value hedges recognize currently in earnings both the impact of the change in the fair value of the derivative financial instrument and the offsetting impact of the change in fair value of the hedged asset or liability. At March 31, 2000, United's derivative financial instruments had an aggregate negative fair market value of $918 thousand.
 .
          United requires all derivative financial instruments be used only for asset/liability management or hedging specific transactions or positions, and not for trading or speculative purposes. Management believes that the risk associated with using derivative financial instruments to mitigate interest rate sensitivity is minimal and should not have any material unintended impact on United's financial condition or results of operations.


Capital Resources and Liquidity
-------------------------------

         The following table shows United's capital ratios, as calculated under regulatory guidelines, compared to the regulatory minimum capital ratio and the regulatory minimum capital ratio needed to qualify as a "well-capitalized" institution at March 31, 2000 and December 31, 1999:

Table 9 - Capital Ratios


                                           March 31,             December 31,
                                             2000                    1999
                                          ------------------------------------
Leverage ratio                               5.61%                   5.52%
    Regulatory minimum                       3.00%                   3.00%
    Well-capitalized minimum                 5.00%                   5.00%
Tier I risk-based capital                    8.54%                   8.44%
    Regulatory minimum                       3.00%                   3.00%
    Well-capitalized minimum                 6.00%                   6.00%
Total risk-based capital                    10.04%                   9.95%
    Regulatory minimum                       8.00%                   8.00%
    Well-capitalized minimum                10.00%                  10.00%



         Management believes that it is in the best interests of United's shareholders to make optimal use of United's capital by maintaining capital levels that meet the regulatory requirements for "well-capitalized" status but do not result in a significant level of excess capital that is not utilized. In consideration of the asset growth experienced during the past year and expected continued growth during the year 2000, management recommended to United's Board of Directors in January 2000 that additional capital be raised through the sale of common stock. The Board subsequently approved a public offering of between 350,000 and 450,000 shares at a price of $38.00 per share, which will provide between $13.2 million and $17.0 million of additional capital, net of estimated offering expenses. Management expects to use the net proceeds of the offering, which is expected to be completed during the second quarter of 2000, to inject additional capital into United's subsidiary banks and for other corporate purposes.

          United is currently paying dividends on a quarterly basis and expects to continue making such distributions in the future if results from operations and capital levels are sufficient. The following table presents the cash dividends declared in the first quarter of 2000 and 1999 and the respective payout ratios as a percentage of net income.

Table 10 - Dividend Payout Information


                                  2000                           1999
                      --------------------------      ------------------------
                          Dividend     Payout %          Dividend     Payout %
                      --------------------------      -------------------------
First quarter         $        0.075      15.6%       $        0.05      12.2%



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


PART I ITEM III

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes in United's quantitative and qualitative disclosures about market risk as of March 31, 2000 from that presented in United's Annual Report on Form 10-K for the year ended December 31, 1999.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities - None

Item 3.  Defaults upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Securities Holders - None

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K

         Exhibit 27 - Financial Data Schedule (for Commission Use Only)

         There were no reports filed on Form 8-K during this reporting period.

                                  SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           UNITED COMMUNITY BANKS, INC.


                                           By   /s/ Jimmy C. Tallent
                                                -----------------------------
                                                Jimmy C. Tallent, President
                                                (Principal Executive Officer)


                                           Date:  May 12, 2000



                                            By  /s/ Christopher J. Bledsoe
                                                ------------------------------
                                                 Christopher J. Bledsoe
                                                 Chief Financial Officer
                                                 (Principal Financial Officer)


                                            Date:  May 12, 2000


                                            By /s/ Patrick J. Rusnak
                                               -------------------------------
                                                 Patrick J. Rusnak
                                                 Controller
                                                 (Principal Accounting Officer)


                                            Date:  May 12, 2000