Form 10-K/A
period 1999-12-31
UNITED COMMUNITY BANKS INC
filed 2000-05-17
CIK 857855

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ------------

                                    FORM 10-K/A
                               Amendment Number 1

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1999

                         Commission File Number 0-21656

                          UNITED COMMUNITY BANKS, INC.
             (Exact name of registrant as specified in its charter)

        GEORGIA                                          58-180-7304
----------------------------                        --------------------
(State or other jurisdiction                          (I.R.S. Employer
     of incorporation)                              Identification No.)


         63 Highway 51, Post Office Box 398
               Blairsville, Georgia                         30512
      ---------------------------------------            ----------
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

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __

         Aggregate market value of the voting stock held by non-affiliates of the Registrant as of May 1, 2000: $228,925,490 based on 6,024,355 shares at $38.00 per share, the last sale price known to the Registrant for the Common Stock, for which there is no established public trading market.

         As of May 1, 2000, 8,442,990 shares of Common Stock were issued, including 140,000 shares deemed outstanding pursuant to debentures due 2006 and presently exercisable options to acquire 267,122 shares.

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF UNITED.

         The following information as of April 1, 2000 has been furnished by the respective nominees for director. Except as otherwise indicated, each nominee has been or was engaged in his present or last principal employment, in the same or a similar position, for more than five years.

                                                                                                               Director Of
       Name (Age)                  Information About Nominee                                                  United Since
       ----------                  -------------------------                                                  ------------
Jimmy C. Tallent (47)              President and Chief Executive Officer of United                                 1987

Robert H. Blalock (52)             Owner of Blalock Insurance Agency, Inc., Clayton, Georgia                     Nominee

Billy M. Decker (56)               Senior Vice President and Secretary of United                                   1988

Thomas C. Gilliland (51)           Executive Vice President of United and President
                                   of Peoples Bank of Fannin County                                                1992

Robert L. Head, Jr. (60)           Chairman of the Board of Directors of United;
                                   Owner of Head Construction  Company,  Head-Westgate  Corp.,
                                   a commercial  construction  company, and Mountain Building                      1988
                                   Supply, Blairsville, Georgia

Charles E. Hill (62)               Retired Director of Pharmacy at Union General Hospital,
                                   Blairsville, Georgia                                                            1988

Hoyt O. Holloway (59)              Owner of H&H Farms, a poultry farm, Blue Ridge, Georgia                         1993

Clarence W. Mason, Sr. (62)        Owner of Mason Lawn and Garden, Blue Ridge, Georgia                             1992

Zell B. Miller (68)                Governor of Georgia from 1991 to 1999; director of Post
                                   Properties, Inc., Georgia Power Company, and Gray Communications, Inc.          1999

W. C. Nelson, Jr. (55)             Vice Chairman of the Board of United;  Owner of Nelson Tractor
                                   Company, Blairsville, Georgia                                                   1988

Charles E. Parks (69)              Former Owner of Parks Lumber Co., Murrayville, Georgia                          1997

Tim Wallis (48)                    Owner of Wallis Printing Co., Rome, Georgia                                     1999


         There are no family relationships between any director, executive officer, or nominee for director of United or any of its subsidiaries.


             SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section  16(a) of the  Securities  and Exchange  Act of 1934,  requires
United's executive officers, directors, and persons who own more than 10% of United's common stock to file with the Securities and Exchange Commission reports of ownership and changes in ownership. Based solely on its review of the forms filed with the SEC and representations of reporting persons, United believes that everyone who was an executive officer, director, or greater than 10% beneficial owner at any time during 1999 complied with all filing requirements applicable to them during 1999.

ITEM 11.     EXECUTIVE COMPENSATION.

                             EXECUTIVE COMPENSATION

         The following table provides information regarding the compensation paid or accrued by United and its subsidiaries for the fiscal years ended December 31, 1997, 1998, and 1999, to or on behalf of the Chief Executive Officer and the four other most highly compensated executive officers (the "named executive officers").

                                                                 Annual Compensation                        Long-Term Compensation
                                                    ----------------------------------------------   ------------------------------
                                                                                                      Securities          All
          Name and Principal Offices                                                                  Underlying         Other
                Held During 1999                    Year      Salary       Bonus         Other        Options          Compensation
          --------------------------
                                                   -----    ----------   ----------  -------------   -------------------------------
   Jimmy C. Tallent...........................      1999     $236,500     $150,000    $ 45,100<F1>       8,750         $ 22,293<F2>
   President and Chief                              1998     $231,125     $100,000    $ 36,900<F1>       8,750         $ 29,118
   Executive Officer of United                      1997     $215,000     $ 90,000    $ 32,875<F1>       8,750         $ 27,058

   Thomas C. Gilliland........................      1999     $167,500     $ 55,000    $  9,400<F1>       5,250         $ 15,075<F3>
   President and Chief                              1998     $165,000     $ 45,000    $  5,400<F1>       5,250         $  8,250
   Executive Officer of Peoples                     1997     $157,500     $ 42,500    $  5,400<F1>       5,250         $ 13,388
   Bank of Fannin County;
   Executive Vice President of
   United .............

   Billy M. Decker............................      1999     $122,700     $ 32,000    $ 18,600<F1>       2,000         $ 11,043<F3>
   Senior Vice President and                        1998     $121,450     $ 30,000    $ 18,600<F1>       2,500         $ 14,817
   Secretary of United                              1997     $117,700     $ 30,000    $ 18,600<F1>       3,500         $ 14,359

   Guy W. Freeman.............................      1999     $165,000     $ 75,000    $  7,300<F1>       4,000         $ 14,850<F3>
   President and Chief                              1998     $158,550     $ 50,000    $  7,300<F1>       4,000         $ 19,343
   Executive Officer of Carolina                    1997     $139,200     $ 40,000    $  7,000<F1>      10,000         $ 16,892
   Community Bank; Senior
    Vice President of United

   Christopher J. Bledsoe......................     1999     $120,000     $ 35,000        --             3,500         $ 11,250<F3>
   Senior Vice President and                        1998     $116,250     $ 27,500        --             3,500         $ 14,183
   Chief Financial Officer of                       1997     $102,500     $ 25,000        --             3,500         $ 12,505
   United

----------

<F1>     Directors'  fees for service on United's bank  subsidiaries'  boards of directors. Other perquisites do not meet the Securities and Exchange Commission threshold for disclosure, which is the lesser of $50,000 or 10% of the total salary and bonus for any named executive.
<F2>     Represents a contribution by United of $21,285 on behalf of Mr. Tallent to United's Profit Sharing Plan and insurance premiums of $1,008 paid by United on behalf of Mr. Tallent on a life insurance policy.
<F3>     Represents  United's  contribution on behalf of the named individual to
         United's Profit Sharing Plan, assuming a contribution equal to four percent of the individual base compensation. The final profit sharing percentage contributions in 1999 have not been finalized as of the date of this amendment to Form 10-K.


         United has never granted restricted stock, stock appreciation rights, or similar awards to any of its present or past executive officers, other than awards of stock options under the 1995 United Community Banks, Inc. Key Employee Stock Option Plan.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth as of May 1, 2000 beneficial ownership of United's common stock by each director or nominee, by each named executive officer, and by all directors and officers as a group. As of April 1, 2000, there were no "persons" (as that term is defined by the SEC) known by United to be the beneficial owner of more than 5% of United's common stock other than indicated in the table below. Unless otherwise indicated, each person's address is 63 Highway 515, Blairsville, Georgia 30512.

Shareholder                                  Number of Shares Owned Beneficially       Percent of Class
-----------                                  -----------------------------------       ----------------
Jimmy C. Tallent                                           166,036<F1>                      1.97%
Billy M. Decker                                            138,122<F2>                      1.64%
Thomas C. Gilliland                                        183,931<F3>                      2.18%
Robert H. Blalock                                           41,260<F4>                      0.49%
Robert L. Head, Jr.                                        672,743<F5>                      7.97%
Charles E. Hill                                            156,332<F6>                      1.85%
Hoyt O. Holloway                                            48,085<F7>                      0.57%
Deral P. Horne                                              25,000<F8>                      0.30%
John R. Martin                                             57,633                           0.68%
Clarence W. Mason, Sr.                                      30,382<F9>                      0.36%
Zell B. Miller                                              1,000                           0.01%
W.C. Nelson, Jr.                                          672,622<F10>                      7.97%
Charles E. Parks                                          102,259<F11>                      1.21%
Tim Wallis                                               53,829                             0.64%
Christopher J. Bledsoe                                     23,633<F12>                      0.28%
Guy W. Freeman                                             41,018<F13>                      0.49%
All Directors and Executive Officers                    2,418,635<F14>                      28.65%
(19 persons)
-------------------------

<F1>     Includes 10,000 shares  beneficially  owned by Mr. Tallent  pursuant to debentures and 37,000 shares beneficially owned pursuant to stock options exercisable within 60 days of May 1, 2000.
<F2>     Includes  10,000 shares  beneficially  owned by Mr. Decker  pursuant to debentures and 13,600 shares beneficially owned pursuant to stock options exercisable within 60 days of May 1, 2000. Does not include 9,613 shares owned by Mr. Decker's wife, for which he disclaims beneficial ownership.
<F3>     Includes 6,270 shares  beneficially owned by Mr. Gilliland as custodian for his children, 10,000 shares beneficially owned pursuant to debentures, and 23,000 shares beneficially owned pursuant to stock options exercisable within 60 days of May 1, 2000.
<F4>     Includes 80 shares  owned by Mr.  Blalock's  minor  children and 30,993 shares owned by Blalock Insurance Agency, Inc., a company owned by Mr. Blalock.
<F5>     Includes  96,555  shares  beneficially  owned by a trust over which Mr.
         Head has voting power and 10,000 shares owned pursuant to debentures. Does not include 18,465 shares owned by Mr. Head's wife, for which he disclaims beneficial ownership. Mr. Head's address is Post Office Box 147, Blairsville, Georgia 30514.
<F6>     Includes  10,000  shares  beneficially  owned by Mr.  Hill  pursuant to debentures. Does not include 77,455 shares owned by Mr. Hill's wife, for which he disclaims beneficial ownership.
<F7>     Includes  10,000 shares  beneficially  owned pursuant to debentures and
         35,565 shares beneficially owned by Holloway Motors, Inc., a company Mr. Holloway owns; but not 485 shares Mr. Holloway's wife owns, for which he disclaims beneficial ownership.
<F8>     Includes  10,000  shares  beneficially  owned by Mr. Horne  pursuant to debentures. Does not include 1,920 shares owned by Mr. Horne's wife, for which he disclaims beneficial interest.
<F9>     Includes  10,000  shares  beneficially  owned by Mr. Mason  pursuant to debentures. Does not include 16,958 shares owned by Mr. Mason's wife, for which he disclaims beneficial ownership.
<F10>    Includes  11,250  shares  beneficially  owned by a trust over which Mr.
         Nelson has voting power and 10,000 shares owned pursuant to debentures. Does not include 15,005 shares owned by Mr. Nelson's wife, for which he disclaims beneficial ownership. Mr. Nelson's address is Post Office Box 127, Blairsville, Georgia 30514.
<F11>    Includes  10,000  shares  beneficially  owned by Mr. Parks  pursuant to debentures.




<F12>    Includes 6,000 shares  beneficially  owned by Mr.  Bledsoe  pursuant to debentures and 10,500 shares beneficially owned pursuant to stock options exercisable within 60 days of May 1, 2000.

<F13>    Includes 6,000 shares  beneficially  owned by Mr.  Freeman  pursuant to debentures and 21,500 shares beneficially owned pursuant to stock options exercisable within 60 days of May 1, 2000.

<F14>    Includes  110,600 shares  beneficially  owned pursuant to stock options exercisable within 60 days of May 1, 2000, and 112,000 shares beneficially owned pursuant to debentures.


ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Mr. Robert L. Head, Jr., chairman of the board of directors of United, is the owner of a construction company that United and two of its bank subsidiaries hired during the course of the year to perform various construction projects totaling approximately $1.1 million.

         The banks have had, and expect to have in the future, banking transactions in the ordinary course of business with directors and officers of United and their associates, including corporations in which such officers or directors are shareholders, directors, and/or officers, on the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with unaffiliated third parties. Such transactions have not involved more than the normal risk of collectability or presented other unfavorable features.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(a) of the Securities Exchange Act of 1934, United has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Blairsville, State of Georgia, on the 17th of May, 2000.


                                            UNITED COMMUNITY BANKS, INC.
                                                  (REGISTRANT)


                                            By:  /s/ Jimmy C. Tallent
                                               ----------------------
                                                     Jimmy C. Tallent
                                                Title: President and Chief
                                                       Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of United in the capacities set forth and on the 17th day of May, 2000.


/s/ Jimmy C. Tallent
------------------------------------------------
Jimmy C. Tallent
President, Chief Executive Officer, and Director
(Principal Executive Officer)


*
-------------------------------------------------
Christopher J. Bledsoe
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)


*
-------------------------------------------------
Patrick J. Rusnak
Vice President and Controller (Principal Accounting Officer)


-------------------------------------------------
Robert L. Head, Jr.
Chairman of the Board


*
-------------------------------------------------
Billy M. Decker
Director


*
-------------------------------------------------
Thomas C. Gilliland
Director


*
-------------------------------------------------
Charles Hill
Director

*
-------------------------------------------------
Hoyt O. Holloway
Director


*
-------------------------------------------------
P. Deral Horne
Director


*
-------------------------------------------------
John R. Martin
Director


*
-------------------------------------------------
Clarence William Mason, Sr.
Director


*
-------------------------------------------------
Zell B. Miller
Director


*
-------------------------------------------------
W. C. Nelson, Jr.
Director


*
-------------------------------------------------
Charles E. Parks
Director


*
-------------------------------------------------
Tim Wallis
Director


By:     /s/ Jimmy C. Tallent                 By:   /s/ Robert L. Head, Jr.
    ------------------------------              ------------------------------
    Jimmy C. Tallent                            Robert L. Head, Jr.
    as attorney-in-fact                         as attorney-in-fact