Form 10-Q
period 2000-06-30
UNITED COMMUNITY BANKS INC
filed 2000-08-14
CIK 857855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2000

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from __________ to ___________

Commission file number 0-21656

UNITED COMMUNITY BANKS, INC.
(Exact name of registrant as specified in its charter)

Georgia	58-180-7304
(State of Incorporation)	(I.R.S. Employer Identification No.)

P.O. Box 398, 63 Highway 515
Blairsville, Georgia	30512
Address of Principal Executive Offices	(Zip Code)

   (706) 745-2151
(Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X] NO [ ]

Common stock, par value $1 per share: 10,231,440 shares
outstanding as of August 11, 2000

Part I - Financial Information Item 1 - Financial Statements

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
(in thousands)	2000	1999
ASSETS

Cash and due from banks	$70,514	89,231
Federal funds sold	34,730 -------------	23,380 -------------
Cash and cash equivalents	105,244 -------------	112,611 -------------

Securities available for sale	539,580	534,503
Mortgage loans held for sale	3,939	6,326
Loans, net of unearned income	1,500,423	1,400,360
Less: Allowance for loan losses	(20,084) --------------	(17,722) --------------
Loans, net	1,480,339 --------------	1,382,638 --------------
Premises and equipment, net	46,713	47,365
Accrued interest receivable	20,231	17,861
Other assets	31,621 --------------	30,136 --------------
Total assets	$2,227,667 ========	2,131,440 =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Demand	$204,173	192,006
Interest bearing demand	348,334	328,815
Savings	74,460	73,953
Time	1,080,894 --------------	1,054,618 --------------
Total deposits	1,707,861 --------------	1,649,392 --------------
Accrued expenses and other liabilities	23,202	24,378
Federal funds purchased and repurchase agreements	13,680	31,812
Federal Home Loan Bank advances	325,723	287,572
Long-term debt and other borrowings	15,711	17,516
Convertible subordinated debentures	3,500	3,500
Trust Preferred Securities	21,000 --------------	21,000 --------------
Total liabilities	2,110,677 --------------	2,035,170 --------------
Stockholders' equity:
Preferred Stock	-	-
Common stock, $1 par value; 10,000,000 shares authorized;
8,397,134 and 8,034,268 shares issued and outstanding	8,397	8,034
Capital surplus	43,880	30,310
Retained earnings	73,421	66,606
Accumulated other comprehensive income (loss)	(8,708) --------------	(8,680) --------------
Total stockholders' equity	116,990 --------------	96,270 --------------
Total liabilities and stockholders' equity	$2,227,667 ========	2,131,440 ========
See notes to unaudited consolidated financial statements.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands , except per share data)	2000	1999	2000	1999
Interest income:
Interest and fees on loans	$37,572	28,704	72,056	55,245
Interest on federal funds sold	185	358	387	528
Interest on investment securities:				-
Taxable	7,956	6,177	15,805	11,378
Tax exempt	870 ----------------	972 ---------------	1,766 ---------------	1,889 ---------------
Total interest income	46,583 ---------------	36,211 ---------------	90,014 ---------------	69,040 ---------------
				-
Interest expense:				-
Interest on deposits:				-
Demand	3,455	3,337	6,805	6,004
Savings	534	316	1,079	942
Time	15,768	10,674	31,058	20,986
Notes payable, subordinated debentures, federal
funds purchased and FHLB advances	5,970	4,482	10,920	7,842
Trust Preferred Securities	429 ---------------	421 ---------------	859 ---------------	851 ---------------
Total interest expense	26,156 ---------------	19,230 ---------------	50,721 ---------------	36,625 ---------------
Net interest income	20,427	16,981	39,293	32,415
Provision for loan losses	1,759 ---------------	998 ---------------	3,305 ---------------	1,978 ---------------
Net interest income after provision for loan losses	18,668 ---------------	15,983 ---------------	35,988 ---------------	30,437 ---------------
				-
Noninterest income:				-
Service charges and fees	1,646	1,276	3,119	2,440
Securities gains (losses), net	(41)	5	(36)	10
Mortgage loan and related fees	329	422	549	870
Other non-interest income	1,169 ---------------	902 ---------------	2,161 ---------------	1,764 ---------------
Total noninterest income	3,103 ---------------	2,605 ---------------	5,793 ---------------	5,084 ---------------

Noninterest expense:
Salaries and employee benefits	8,728	7,450	16,772	14,195
Occupancy	2,683	2,187	5,249	4,273
Other noninterest expense	4,178 ---------------	3,632 ---------------	7,965 ---------------	6,801 ---------------
Total noninterest expense	15,589 ---------------	13,269 ---------------	29,986 ---------------	25,269 ---------------
Income before income taxes	6,182	5,319	11,795	10,252
Income taxes	1,987 ---------------	1,828 ---------------	3,776 ---------------	3,468 ---------------
Net Income	$4,195 =========	3,491 ========	8,019 =========	6,784 =========

Basic earnings per share	$0.52	0.44	1.00	0.85
Diluted earnings per share	$0.51	0.43	0.98	0.83

Average shares outstanding	8,040	8,012	8,037	8,008
Diluted average shares outstanding	8,305	8,312	8,303	8,301

See notes to unaudited consolidated financial statements.

UNITED COMMUNITY BANKS, INC. & SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)

	For the Three Months		For the Six Months
	Ended June 30		Ended June 30
	2000	1999	2000	1999
Net income	$4,195	3,491	8,019	6,784

Other comprehensive income (loss), before tax:
Unrealized holding gains (losses) on investment
securities available for sale	1,536	(8,015)	(7)	(7,967)
Less reclassification adjustment for gains (losses) on
investment securities available for sale	(41) ------------	5 ------------	(36) ------------	10 ------------
Total other comprehensive income (loss), before tax	1,495 ------------	(8,010) ------------	(43) ------------	(7,957) ------------

Income tax expense (benefit) related to other
comprehensive income
Unrealized holding gains (losses) on investment securities	522	(2,719)	(2)	(2,697)
Less reclassification adjustment for gains on investment
securities available for sale	(14) ------------	2 ------------	(13) ------------	4 ------------
Total income tax expense (benefit) related to other
comprehensive income (loss)	508 ------------	(2,717) ------------	(15) ------------	(2,693) ------------
Total other comprehensive income (loss), net of tax	987 ------------	(5,293) ------------	(28) ------------	(5,264) ------------
Total comprehensive income	$5,182 =======	(1,802) =======	7,991 =======	1,520 =======

See notes to unaudited consolidated financial statements.

UNITED COMMUNITY BANKS, INC. & SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
In thousands
	For the Six Months Ended
	June 30,
	2000	1999

Cash flows from operating activities:
Net income	$8,019	6,784
Adjustments to reconcile net income to net cash	-	-
provided (used) by operating activities:	-	-
Depreciation, amortization and accretion	2,345	1,631
Provision for loan losses	3,305	1,978
Loss (gain) on sale of investment securities	36	(6)
Change in assets and liabilities:		-
Interest receivable	(2,370)	(1,062)
Other assets	1,800	(2,458)
Accrued expenses and other liabilities	(1,176)	2,362
Change in mortgage loans held for sale	2,387 ------------------------	3,068 ---------------------------
Net cash provided by operating activities	14,436 ------------------------	12,297 ---------------------------

Cash flows from investing activities, net of purchase acquisitions:
Proceeds from sales of securities available for sale	1,318	448
Proceeds from maturities and calls of securities available for sale	25,006	52,927
Purchases of securities available for sale	(31,793)	(147,573)
Purchase of life insurance contracts	(3,350)	(8,100)
Net increase in loans	(101,006)	(161,323)
Net cash inflow (outflow) for branch and bank acquisitions		(2,248)
Proceeds from sale of other real estate	65	439
Purchase of bank premises and equipment	(1,486) ------------------------	(334) ---------------------------
Net cash used in investing activities	(111,246) ------------------------	(265,764) ---------------------------

Cash flows from financing activities, net of purchase acquisitions:
Net change in demand and savings deposits	32,193	88,313
Net change in time deposits	26,276	74,242
Net change in federal funds purchased and
repurchase agreements	(18,132)	64,280
Net change in FHLB advances	38,151	63,572
Net change in long-term debt and other borrowings	(1,805)	12,949
Issuance of common stock	13,764	-
Dividends paid	(1,004) ------------------------	(602) ---------------------------
Net cash provided by financing activities	89,443 ------------------------	302,754 ---------------------------

Net change in cash and cash equivalents	(7,367)	43,826
Cash and cash equivalents at beginning of period	112,611 ------------------------	58,293 ---------------------------

Cash and cash equivalents at end of period	$105,244 =============	102,119 ===============

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$49,273
Income Taxes	$4,829

United Community Banks, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1 - Significant Accounting Policies

The accounting and financial reporting policies of United Community Banks, Inc. ("United") and its subsidiaries conform to generally accepted accounting principles and general banking industry practices. The consolidated financial statements have not been audited and all material intercompany balances and transactions have been eliminated. A more detailed description of United's accounting policies is included in the 1999 annual report filed on Form 10-K.

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

Note 2 - Recent Developments

On May 8, 2000, United initiated a public offering of between 350,000 and 450,000 shares of common stock at a price of $38.00 per share. As of June 30, 2000 a total of $13.7 million representing 361,266 shares of common stock was issued and reflected in the unaudited consolidated balance sheet. On August 4, 2000, the stock offering was closed and an additional $2.0 million of common stock issued. United used the net proceeds of the offering to provide capital for its subsidiary banks and for general corporate purposes, including the reduction of parent company debt.

In July, 2000, United formed a wholly owned Delaware statutory business trust, United Community Capital Trust II ("United Trust II"), which issued $10 million of guaranteed preferred beneficial interests in United's junior subordinated deferrable interest debentures. These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. All of the common securities of United Trust are owned by United. The proceeds from the issuance of the Common Securities and the Trust Preferred Securities were used by United Trust to purchase $10.3 million of junior subordinated debentures of United which carry a fixed interest rate of 11.295%. The proceeds received by United from the sale of the junior subordinated debentures were used to prepay line of credit borrowings of approximately $10.6 million. The debentures represent the sole asset of United Trust II. The debentures and related income statement effects are eliminated in United's financial statements.

The Trust Preferred Securities accrue and pay distributions semiannually at a fixed rate of 11.295% per annum of the stated liquidation value of $1,000 per capital security. United has entered into contractual arrangements which, taken collectively, fully and unconditionally guarantee payment of: (i) accrued and unpaid distributions required to be paid on the Trust Preferred Securities; (ii) the redemption price with respect to any Trust Preferred Securities called for redemption by United Trust II, and (iii) payments due upon a voluntary or involuntary dissolution, winding up or liquidation of United Trust II.

The Capital Trust Preferred Securities are mandatorily redeemable upon maturity of the debentures on July 19, 2030, or upon earlier redemption as provided in the indenture. United has the right to redeem the debentures purchased by United Trust II in whole or in part, on or after July 19, 2010. As specified in the indenture if the debenture are redeemed prior to maturity, the redemption price will be the principal amount, any other accrued or unpaid interest, plus a premium ranging from 2.824% in 2010 to 0.565% in 2014.

On July 26, 2000, United completed its merger with North Point Bancshares, Inc. ("North Point"), a single-bank holding company based in Dawsonville, Georgia, in exchange for 958,211 shares of United common stock. This merger will be accounted for as a pooling of interests. At June 30, 2000, North Point had $119 million of total assets, $109 million of total liabilities and $10 million of total stockholders' equity.

On July 26, 2000, United completed its merger with Independent Bancshares, Inc. ("Independent"), a single-bank holding company based in Powder Springs, Georgia, in exchange for 870,595 shares of United common stock. This merger will be accounted for as a pooling of interests. At June 30, 2000, Independent had $153 million of total assets, $139 million of total liabilities and $14 million of total stockholders' equity.

Note 3 - Earnings Per Share

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(In thousands, except per share data)	2000	1999	2000	1999
Basic earnings per share:
Weighted average shares outstanding	8,040	8,012	8,037	8,008
Net income	4,195	3,491	8,019	6,784
Basic earnings per share	0.52	0.44	1.00	0.85

Diluted earnings per share:
Weighted average shares outstanding	8,040	8,012	8,037	8,008
Net effect of the assumed exercise of
Stock options based on the treasury
Stock method using average market
Price for the period	125	160	126	153

Effect of conversion of subordinated debt	140 -------------------	140 ----------------	140 ---------------	140 -----------------
Total weighted average shares and common
Stock equivalents outstanding	8,305 ==========	8,312 =========	8,303 ========	8,301 ==========
Net income, as reported	4,195	3,491	8,019	6,784
Income effect of conversion of subordinated
Debt, net of tax	54 -------------------	45 ----------------	105 ---------------	90 -----------------
Net income, adjusted for effect of conversion
Of subordinated debt, net of tax	4,249 ===========	3,536 =========	8,124 ========	6,874 ==========

Diluted earnings per share	0.51	0.43	0.98	0.83

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

Overview

          United Community Banks, Inc. ("United") is a bank holding company registered under the Bank Holding Company Act of 1956. As of June 30, 2000, United had eight commercial bank subsidiaries that operate primarily in north Georgia and western North Carolina (the "Banks") that have a total of 35 banking offices. Total assets at June 30, 2000 were $2.2 billion, compared with $2.1 billion at December 31, 1999, an increase of 9.5% on an annualized basis.

          Subsequent to June 30, 2000, United completed its mergers with North Point Bancshares, Inc "North Point") and Independent Bancshares, Inc. ("Independent") as described in the Recent Developments section below. With the completion of these mergers, United will operate 10 commercial bank subsidiaries with a total of 42 banking offices.

Recent Developments

          On May 8, 2000, United initiated a public offering of between 350,000 and 450,000 shares of common stock at a price of $38.00 per share. As of June 30, 2000 a total of $13.7 million representing 361,266 shares of common stock was issued and reflected in the unaudited consolidated balance sheet. On August 4, 2000, the stock offering was closed and an additional $2.0 million of common stock issued. United used the net proceeds of the offering to provide capital for its subsidiary banks and for general corporate purposes, including the reduction of parent company debt.

          On May 15, 2000, United opened a full-service banking office in Summerville, Georgia. This banking office is a branch of United's 1st Floyd Bank subsidiary, and is operating under the trade name of "Peoples First Community Bank."

          Additionally, July 26, 2000, United completed its merger with North Point Bancshares, Inc. ("North Point"), a single-bank holding company based in Dawsonville, Georgia, in exchange for 958,211 shares of United common stock. This merger will be accounted for as a pooling of interests. At June 30, 2000, North Point had $119 million of total assets, $109 million of total liabilities and $10 million of total stockholders' equity.

          On July 26, 2000, United completed its merger with Independent Bancshares, Inc. ("Independent"), a single-bank holding company based in Powder Springs, Georgia, in exchange for 870,595 shares of United common stock. This merger will be accounted for as a pooling of interests. At June 30, 2000, Independent had $153 million of total assets, $139 million of total liabilities and $14 million of total stockholders' equity.

Trust Preferred Securities

          In July, 2000, United formed a wholly owned Delaware statutory business trust, United Community Capital Trust II ("United Trust II"), which issued $10 million of guaranteed preferred beneficial interests in United's junior subordinated deferrable interest debentures. These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. All of the common securities of United Trust are owned by United. The proceeds from the issuance of the Common Securities and the Trust Preferred Securities were used by United Trust to purchase $10.3 million of junior subordinated debentures of United which carry a fixed interest rate of 11.295%. The proceeds received by United from the sale of the junior subordinated debentures were used to prepay line of credit borrowings of approximately $10.6 million. The debentures represent the sole asset of United Trust II. The debentures and related income statement effects are eliminated in United's financial statements.

          The Trust Preferred Securities accrue and pay distributions semiannually at a fixed rate of 11.295% per annum of the stated liquidation value of $1,000 per capital security. United has entered into contractual arrangements which, taken collectively, fully and unconditionally guarantee payment of: (i) accrued and unpaid distributions required to be paid on the Trust Preferred Securities; (ii) the redemption price with respect to any Trust Preferred Securities called for redemption by United Trust II, and (iii) payments due upon a voluntary or involuntary dissolution, winding up or liquidation of United Trust II.

          The Capital Trust Preferred Securities are mandatorily redeemable upon maturity of the debentures on July 19, 2030, or upon earlier redemption as provided in the indenture. United has the right to redeem the debentures purchased by United Trust II in whole or in part, on or after July 19, 2010. As specified in the indenture if the debenture are redeemed prior to maturity, the redemption price will be the principal amount, any other accrued or unpaid interest, plus a premium ranging from 2.824% in 2010 to 0.565% in 2014.

Income Summary

          For the six months ended June 30, 2000, United reported net income of $8.0 million, or $.98 per diluted share, compared to $6.8 million, or $.83 per diluted share, for the same period in 1999. The first six months' results for 2000 provided an annualized return on average assets and average stockholders' equity of .74% and 16.42%, respectively, compared to .78% and 14.39%, respectively, for the same period in 1999. Net income for the six months ended June 30, 2000 increased 18.2% compared to the same period in 1999.

          The following table summarizes the components of income and expense for the first six months of 2000 and 1999 and the changes in those components for the periods presented.

Net Interest Income

          Net interest income is the largest source of United's operating income. Net interest income was $39.3 million for the six months ended June 30, 2000, an increase of 21% over the comparable period in 1999. The increase in net interest income for the first six months of 2000 is primarily attributable to increases in outstanding average interest bearing assets (both loans and securities) over the comparable prior year period.

          The increase in average outstanding securities is primarily the result of United's leverage program that was initiated during the fourth quarter of 1998. The leverage program was designed to make optimal utilization of United's capital by using borrowed funds to purchase additional securities. The leverage borrowings are principally advances from the Federal Home Loan Bank "FHLB" that are secured by mortgage loans and other investment securities. The securities purchased under the leverage program are primarily mortgage-backed pass-through and other mortgage-backed securities, including collateralized mortgage obligations. At June 30, 2000, United had approximately $157 million of earning assets and corresponding borrowings in the leverage program.

          For the six months ended June 30, 2000, the net interest margin (net interest income as a percentage of average interest earning assets) on a tax-equivalent basis was 3.97%, 20 basis points less than the comparable prior year period. The compression of the margin is primarily due to continued general competitive pressures on loan and deposit pricing and the effect of the leverage program described above. Although the average prime rate for the first six months of 2000 was 122 basis points higher than the same period in 2000, the average loan yield increased by 10 basis points.

          In January 2000, United implemented a strategic initiative designed to improve key financial performance as measured by earnings per share growth, return on average assets and return on average stockholders' equity. A key component of this plan was to address the compression of the net interest margin, which declined by 62 basis points during 1999 as compared with the prior year. United tax equivalent net interest margin for the three months ended June 30, 2000 was 4.08%, an increase of 23 basis points over the first quarter and 36 basis points over fourth quarter 1999.

          The following table shows the relative impact of changes in average balances of interest earning assets and interest bearing liabilities, and interest rates earned (on a fully-tax equivalent basis) and paid by United on those assets and liabilities for the six month periods ended June 30, 2000 and 1999.
Table 1 - Condensed Consolidated Statements of Income
Unaudited
(In thousands)

	For the Six Months
	Ended June 30,		Change
	2000	1999	Amount	Percent
Interest income	$90,014	69,040	20,974	30.4%
Interest expense	50,721 ---------------	36,625 ---------------	14,096 ---------------	38.5%
Net interest income	39,293	32,415	6,878	21.2%
Provision for loan losses	3,305 ---------------	1,978 ---------------	1,327 ---------------	67.1%
Net interest income after
provision for loan losses	35,988	30,437	5,551	18.2%
Non-interest income	5,793	5,084	709	13.9%
Non-interest expense	29,986 ---------------	25,269 ---------------	4,717 ---------------	18.7%
Income before taxes	11,795	10,252	1,543	15.1%
Income tax expense	3,776 ---------------	3,468 ---------------	308 ---------------	8.9%
Net income	$8,019 =========	6,784 =========	1,235 =========	18.2%

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
Table 2 - Average Consolidated Balance Sheets and Net Interest Analysis
For the Six Months Ended June 30
Fully tax-equivalent basis
(in thousands)

		2000			1999
	Average	Interest	Avg.	Average	Interest	Avg.
	Balance	(1)	Rate	Balance	(1)	Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (2)	$1,477,049	72,189	9.83%	1,144,873	55,395	9.73%
Taxable investments	476,515	15,805	6.67%	373,566	11,378	6.13%
Tax-exempt investments	76,373	2,649	6.98%	79,271	2,834	7.19%
Federal funds sold
and other interest income	12,431 --------------	387 -------------	6.26%	20,040 --------------	528 -------------	5.30%
Total interest-earning assets /
interest income	2,042,368 --------------	91,030 -------------	8.96%	1,617,750 --------------	70,135 -------------	8.72%
Non-interest-earning assets:
Allowance for loan losses	(18,663)			(14,000)
Cash and due from banks	54,640			57,409
Premises and equipment	47,652			43,716
Goodwill and deposit intangibles	9,361			8,809
Other assets	39,638 --------------			30,494 -------------
Total assets	$2,174,996 ========			1,744,178 ========
Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits:
Transaction accounts	$347,046	6,805	3.94%	318,995	6,004	3.79%
Savings deposits	75,900	1,079	2.86%	66,817	942	2.84%
Certificates of deposit	1,048,565 --------------	31,058 -------------	5.96%	762,935 --------------	20,986 ------------	5.53%
Total interest-bearing deposits	1,471,511 --------------	38,942 -------------	5.32%	1,148,747 --------------	27,932 ------------	4.89%
Federal Home Loan Bank advances	306,204	8,906	5.85%	228,257	5,801	5.11%
Federal funds purchased and
repurchase agreements	35,536	1,104	6.25%	68,974	1,692	4.93%
Long-term debt and other borrowings (3)	41,656 --------------	1,769 -------------	8.54%	31,424 --------------	1,200 ------------	7.68%
Total borrowed funds	383,396 --------------	11,779 -------------	6.18%	328,655 --------------	8,693 ------------	5.32%
Total interest-bearing liabilities /
interest expense	1,854,907	50,721	5.50%	1,477,402	36,625	4.99%
Non-interest-bearing liabilities:
Non-interest-bearing deposits	195,360			164,276
Other liabilities	26,544 --------------			7,410 --------------
Total liabilities	2,076,811 --------------			1,649,088 --------------
Stockholders' equity	98,185 --------------			95,090 --------------
Total liabilities
and stockholders' equity	$2,174,996 ========			1,744,178 ========
Net interest-rate spread			3.46%			3.73%
Impact of non-interest bearing
sources and other changes in
balance sheet composition			0.51% ------------			0.44% --------
Net interest income /
margin on interest-earning assets (4)		40,309 =======	3.97% =======		33,510 =======	4.17% =====

(1) Interest income on tax-exempt securities and loans has been increased by 50% to reflect comparable interest on taxable securities.
(2) For computational purposes, includes non-accrual loans and mortgage loans held for sale.
(3) Includes Trust Preferred Securities.
(4) Tax equivalent net interest income as a percentage of average earning assets

Table 3 - Change in Interest Income and Expense on a Tax Equivalent Basis
Unaudited
(in thousands)

	Volume	Rate	Total
Interest-earning assets:
Loans	$16,229	565	16,794
Taxable investments	3,347	1,080	4,427
Tax-exempt investments	(102)	(83)	(185)
Federal funds sold
and other interest income	(225) ----------------	84 ----------------	(141) ----------------
Total interest-earning assets	19,249	1,646	20,895

Interest-bearing liabilities:
Transaction accounts	543	258	801
Savings deposits	129	8	137
Certificates of deposit	8,358 ----------------	1,714 ----------------	10,072 ----------------
Total interest-bearing deposits	9,030	1,980	11,010
FHLB advances	2,182	923	3,105

Federal funds purchased and
repurchase agreements	(961)	373	(588)
Long-term debt and other borrowings	423 ----------------	146 ----------------	569 ----------------
Total borrowed funds	1,644 ----------------	1,442 ----------------	3,086 ----------------
Total interest-bearing liabilities	10,674 ----------------	3,422 ----------------	14,096 ----------------
Increase (decrease)
in net interest income	$8,575 ==========	(1,776) =========	6,799 ===========

Provision for Loan Loss

          The provision for loan losses was $3.3 million, or .46% of average loans on an annualized basis, for the six months ended June 30, 2000, compared with $2.0 million, or .34% of average loans, for the same period in 1999. Net loan charge-offs for the first six months of 2000 were $943 thousand, or .13% of average loans on an annualized basis, compared to $435 thousand, or .08% of average loans on an annualized basis, for the same period in 1999. The provision for loan losses and allowance for loan losses reflect management's consideration of the various risks in the loan portfolio. Additional discussion of loan quality and the allowance for loan loss in provided in the Asset Quality discussion section of this report.

Non-interest Income

          Non-interest income for the six months ended June 30, 2000, was $5.8 million, an increase of $709 thousand, or 14%, over the comparable 1999 period. Service charges on deposit accounts, which represent the largest component of non-interest income, totaled $3.1 million for the first six months of 2000, an increase of $679 thousand, or 28%, compared to the same period in 1999. This increase is primarily attributed to an increase in the number of transaction deposit accounts and the related transaction volume.

          Mortgage banking revenue for the first six months of 2000 decreased by $321 thousand, or 37%, compared with the same period in 1999. This decrease is primarily attributable to increased mortgage loan interest rates and the corresponding decline in demand for mortgage refinance loans.

          Other non-interest income totaled $2.2 million for the six months ended June 30, 2000, an increase of $397 thousand, or 23%, compared to the same period in 1999. The following table summarizes the components of other non-interest income for the first six months of 2000 and 1999 and the changes in those components for the periods presented:
Table 4 -Other Non-Interest Income
(In thousands)

	For the Six Months Ended
	June 30,		Change
	2000	1999	Amount	Percent
Trust and brokerage fees	493	327	166	51%
ATM fees	306	221	85	38%
Bank-owned life insurance	285	191	94	49%
Insurance commissions	58	45	13	29%
Credit insurance	423	471	(48)	-10%
Safe deposit box fees	140	106	34	32%
Gain on sale of loans	9	45	(36)	-80%
Other	447 -----------	358 -----------	89 -----------	25%
Total other non-interest income	2,161 =======	1,764 =======	397 =======	23%

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

          The decrease in credit life insurance is primarily attributable to slower loan growth during the first quarter of 2000 at United's consumer finance company subsidiaries. During the first six months of 2000 such outstanding loans declined by $1.8 million, compared with an increase of $4.3 million during the same period in 1999.

          Gains on the sale of loans recorded during the first six months of 2000 were 80% lower than the same period in 1999. The second quarter 1999 results reflect a one-time gain of approximately $45 thousand on the sale of SBA loans.

Non-interest Expense

          For the six months ended June 30, 2000, non-interest expense totaled $30.0 million, an increase of $4.7 million, or 18.7%, from the same period in 1999.

          Salary and employee benefit expense, which represents the single largest component of non-interest expense, increased by $2.6 million, or 18%, compared with the same period in 1999. This increase is primarily attributable staff additions made to accommodate the growth of United's customer base, including staff obtained with the acquisition of Adairsville Bancshares, Inc. ("Adairsville") effective April 1, 1999; general merit increases awarded annually in April each year; and, an increase in the cost of group health insurance coverage.

          Occupancy and equipment expense for the first six months of 2000 totaled $5.2 million, an increase of $976 thousand, or 23%, over the same period in 1999. This increase is primarily attributable to the opening of new bank offices in three markets and the acquisition of Adairsville.

          Other non-interest expense for the six months ended June 30, 2000 was $8.0 million, an increase of 17% over the same period in 1999. This increase in primarily attributable to increases in stationary and supply expense and communications expense due to the increase in the number of bank offices and the growth of existing offices. Amortization expense for intangible assets, which is included in other non-interest expense, increased by $104 thousand during the first six months of 2000 compared with the same period in 1999 as a result of purchase acquisition of Adairsville.

          The efficiency ratio, which is a measure of operating expenses excluding one-time expenses as a percentage of operating revenues excluding one-time gains, was 66.5% for the six months ended June 30, 2000, a 94 basis point improvement compared with the same period in 1999.

Income Taxes

          Income tax expense increased by $308 thousand, or 9%, during the first six months of 2000 as compared to the same period in 1999. The effective tax rate (income tax expense as a percentage of pre-tax net income) for the six months ended June 30, 2000, was 32.0%, compared to 33.8% for comparable 1999 period.

Investment Securities

          Average securities for the first six months of 2000 were $553 million, an increase of $100 million, or 22%, over the comparable 1999 period. As of June 30, 2000, United had $157 million of securities and borrowings related to the leverage program, compared with $164 million at year-end 1999 and $152 million at June 30, 1999. Management does not expect to increase the level of securities and related borrowings in the leverage program during the remainder of 2000.

Loans

          United experienced annualized loan growth of 14% for the six-month period ended June 30, 2000. Total loans, net of unearned income, totaled $1.5 billion at June 30, 2000, compared to $1.4 billion at December 31, 1999. The loan growth experienced during the first six months of 2000 is attributed to continued robust economic conditions in United's market areas and corresponding strong demand for loans. Average loans for the six months ended June 30, 2000, were $1.4 billion compared to $1.1 billion for the comparable 1999 period, representing an increase of $343 million, or 31%. The average tax-equivalent yield on loans (including mortgage loans held for sale) for the six months ended June 30, 2000 was 9.83%, compared to 9.73% for the same period in 1999.

Asset Quality

          Non-performing assets, which include non-accrual loans, loans past-due 90 days or more and still accruing interest and other real estate owned totaled $5.0 million at June 30, 2000, compared to $2.4 million at December 31, 1999. Total non-performing loans at June 30, 2000, increased by $2.5 million over the year-end 1999 level. Non-performing loans at June 30, 2000, consisted primarily of loans secured by real estate that are generally well secured and in the process of collection. Other real estate owned at June 30, 2000 totaled $629 thousand, compared to $541 thousand at December 31, 1999, and was comprised of seven properties.

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

          The following table presents information about United's non-performing assets, including asset quality ratios.
Table 5- Non-Performing Assets
(in thousands)

	June 30,	December 31,	June 30,
	2000 ------------------	1999 ----------------------	1999 -------------------------
Non-accrual loans	$3,749	1,370	1,906
Loans past due 90 days or more and
still accruing	587 ------------------	450 ----------------------	471 -------------------------
Total non-performing loans	4,336	1,820	2,377
Other real estate owned	629 ------------------	541 ----------------------	201 -------------------------
Total non-performing assets	$4,965 ==========	2,361 ===========	2,578 ============

Total non-performing loans as a percentage
of total loans	0.29%	0.13%	0.19%
Total non-performing assets as a percentage
of total assets	0.22%	0.11%	0.14%

         The increase in non-accrual loans is primarily attributable to one in-market healthcare-related credit that was placed on non-accrual status. The loan is secured by real estate, and management does no expect any significant loss in connection with the workout.

          At June 30, 2000, United had approximately $7.7 million of outstanding loans that were not included in the past-due or non-accrual categories, but for which management had knowledge that the borrowers were having financial difficulties. Although these difficulties are serious enough for management to be uncertain of the borrowers' ability to comply with the original repayment terms of the loans, no losses are anticipated at this time in connection with these loans based on current market conditions, cash flow generation and collateral values. These loans are subject to routine management review and are considered in determining the adequacy of the allowance for loan losses.

          The allowance for loan losses ("ALL") at June 30, 2000, totaled $20.1 million, an increase of $2.4 million, or 13%, from December 31, 1999. The ratio of ALL to total loans at June 30, 2000, was 1.34%, compared with 1.30% at June 30, 1999 and 1.27% at December 31, 1999. At June 30, 2000 and December 31, 1999, the ratio of ALL to total non-performing loans was 463% and 974%, respectively.

          The following table provides an analysis of the changes in the ALL for the six months ended June 30, 2000 and 1999.
Table 6 - Summary of Loan Loss Experience
(in thousands)
	Six Months Ended
	June 30
	2000 --------------------------	1999 -------------------------
Balance beginning of period	$17,722	12,680
Provision for loan losses	3,305	1,978
Balance acquired from subsidary at acquisition	-	1,822
Loans charged-off	(1,298)	(696)
Charge-off recoveries	355 ---------------------------	261 ---------------------------
Net charge-offs	(943) ---------------------------	(435) ---------------------------
Balance end of period	$20,084 ===============	16,045 ===============

	June30,	December31,
Total loans:	2000 --------------------------	1999 ---------------------------
At period end	$1,500,423	1,400,360
Average (six months for 2000)	$1,473,046	1,237,892
As a percentage of average loans:
Net charge-offs (annualized basis for 2000)	0.13%	0.15%
Provision for loan losses (annualized basis for 2000)	0.45%	0.41%
Allowance as a percentage of period end loans	1.34%	1.27%
Allowance as a percentage of non-performing loans	463%	974%

          Management believes that the ALL at June 30, 2000, is sufficient to absorb losses inherent in the loan portfolio. This assessment is based upon the best available information and does involves a degree of uncertainty and matters of judgement. Accordingly, the adequacy of the loan loss reserve cannot be determined with precision and could be susceptible to significant change in future periods.

Deposits and Borrowed Funds

          Total average non-interest bearing deposits for the six months ended June 30, 2000 were $195 million, an increase of $31 million, or 19%, from the same period in 1999. For the six months ended June 30, 2000, total average interest bearing deposits were $1.5 billion, an increase of $323 million, or 28%, from the comparable 1999 period.

          At June 30, 2000, United had $59 million of brokered certificates of deposit issued compared with $70 million at year-end 1999. Average certificates of deposit for the six months ended June 30, 2000 increased by $286 million, or 37%, over the same period in 1999; brokered deposits represented $63 million, or 22%, of the total increase.

          Total average borrowed funds for the six months ended June 30, 2000 were $383 million, an increase of $55 million, or 17%, from the comparable 1999 period. Most of this increase is attributed to increased net borrowings from the FHLB and was utilized to fund growth of the loan portfolio. At June 30, 2000, United had aggregate FHLB borrowings of approximately $326 million.

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

          At June 30, 2000, United's simulation model indicated that net interest income would increase by .45% if interest rates increased by 200 basis points and would decrease by 4.23% if interest rates fell by the same amount. Both of the simulation results are within the limits of United's policy, which permits an expected net interest income impact within a range of plus 10% and minus 10% for any 200 basis point increase or decrease in rates.

          In order to assist in achieving a desired level of interest rate sensitivity, United has entered into off-balance sheet contracts that are considered derivative financial instruments. Derivative financial instruments can be a cost and capital effective means of modifying the repricing characteristics of on-balance sheet assets and liabilities. United requires that all contract counterparties have an investment grade or better credit rating. These contracts include interest rate swap contracts in which United pays a variable rate based on Prime Rate and receives a fixed rate on a notional amount and interest rate cap contracts for which United pays an up-front premium in exchange for a variable cash flow if interest rates exceed the cap rate. United did not enter into any new derivative financial instrument contracts during the first six months of 2000.

          The following table presents United's cap contracts at June 30, 2000. At that date, the cap contracts had an aggregate book value of $274 thousand.
Table 7 - Cap Contracts as of June 30, 2000
(in thousands)

	Notional	Contract	Contract	Fair
Maturity	Amount	Index	Rate	Value
August 31, 2001	5,000	Prime	10.00%	6
August 27, 2001	20,000	Prime	10.00%	23
September 18, 2003	10,000	3 Month LIBOR	5.50%	472
January 4, 2004	10,000 ----------------	Prime	7.75%	522 ---------------
Total	45,000 =========			1,023 =========

         The following table presents United's swap contracts as of June 30, 2000.
Table 8 - Swap Contracts as of June 30, 2000
(in thousands)

	Notional	Rate	Rate	Fair
Maturity	Amount	Received	Paid	Value
April 2, 2001	15,000	8.41%	9.50%	(167)
April 5, 2001	10,000	9.50%	9.50%	(35)
May 8, 2001	10,000	8.26%	9.50%	(135)
June 7, 2001	10,000	8.69%	9.50%	(114)
July 27, 2001	10,000	8.85%	9.50%	(106)
October 12, 2001	10,000	9.11%	9.50%	(108)
June 7, 2002	10,000	9.05%	9.50%	(155)
June 14, 2002	10,000	9.12%	9.50%	(144)
June 24, 2002	20,000	8.80%	9.50%	(375)
July 29, 2002	25,000	9.04%	9.50%	(415)
August 10, 2002	10,000	9.60%	9.50%	(78)
December 23, 2002	10,000 ----------------	9.19% -----------------	9.50% -------------	(193) --------------
Total/weighted average	150,000 ==========	8.95% ===========	9.50% =========	(2,025) =========

          Effective January 1, 1999, United adopted Statement of Financial Accounting Standards No. 133 ("Accounting for Derivative Instruments and Hedging Activities"), that requires that all derivative financial instruments be included and recorded at fair value on the balance sheet. Currently, all of United's derivative financial instruments are classified as highly effective fair value hedges. Fair value hedges recognize currently in earnings both the impact of the change in the fair value of the derivative financial instrument and the offsetting impact of the change in fair value of the hedged asset or liability. At June 30, 2000, United's derivative financial instruments had an aggregate negative fair market value of $1.0 million.

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

Capital Resources and Liquidity

          The following table shows United's capital ratios, as calculated under regulatory guidelines, compared to the regulatory minimum capital ratio and the regulatory minimum capital ratio needed to qualify as a "well-capitalized" institution at June 30, 2000 and December 31, 1999:
Table 9 - Capital Ratios

	June 30,	December 31,
	2000	1999
Leverage ratio	6.36%	5.52%
Regulatory minimum	3.00%	3.00%
Well-capitalized minimum	5.00%	5.00%
Tier I risk-based capital	9.24%	8.44%
Regulatory minimum	4.00%	4.00%
Well-capitalized minimum	6.00%	6.00%
Total risk-based capital	10.73%	9.95%
Regulatory minimum	8.00%	8.00%
Well-capitalized minimum	10.00%	10.00%

          On May 8, 2000, United commenced a public offering of between 350,000 and 450,000 shares at a price of $38.00 per share. As of June 30, 2000, 361,266 shares had been issued, with $13.7 million. Additional capital included in the unaudited balance sheet and reflected in the capital ratios in table 9 above. The stock offering was closed on August 4, 2000 with a total of $15.7 million of new capital raised, net of offering expenses. The proceeds from the offering were used to inject additional capital into United affiliate banks, to reduce parent company debt and for other corporate purposes.

          During July, 2000 United issued $10.3 million of 11.295% junior subordinated deferrable interest debentures due July 19,2030 ("the debenture") to United Community Capital Trust II ("United Trust II"), a Delaware business trust in which United owns all the common equity. The debentures are the sole asset of United Trust II. The United Trust II issued $10.0 million of Trust Preferred Securities to institutional investors. Although the subordinated debentures will be treated as debt of United, they currently qualify for Tier I capital treatment, subject to certain limitations. The Trust Preferred Securities are callable by United on or after July 19, 2010, or earlier in the event certain contingencies arise. The Trust Preferred Securities must be redeemed upon maturity of the debentures in July, 2030.

          United is currently paying dividends on a quarterly basis and expects to continue making such distributions in the future if results from operations and capital levels are sufficient. The following table presents the cash dividends declared in the first quarter of 2000 and 1999 and the respective payout ratios as a percentage of net income.
Table 10 - Dividend Payout Information

	2000		1999
	Dividend	Payout %	Dividend	Payout %
First quarter	$0.075	15.6%	$0.05	12.2%
Second quarter	$0.075	14.4%	$0.05	11.4%

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

Item III.  Quantitative and Qualitative Disclosures About Market Risk

          There have been no material changes in United's quantitative and qualitative disclosures about market risk as of June 30, 2000 from that presented in United's Annual Report on Form 10-K for the year ended December 31, 1999.

Part II. Other Information

Item 1.  Legal Proceedings -- None

Item 2.  Changes in Securities -- None

Item 3.  Defaults upon Senior Securities -- None

Item 4.  Submission of Matters to a Vote of Securities Holders -- None

Item 5.  Other Information -- None

Item 6.  Exhibits and Reports on Form 8-K

             Exhibit 27 -- Financial Data Schedule (for Commission Use Only)

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
Date: August 11, 2000
By /s/ Christopher J. Bledsoe
Christopher J. Bledsoe
Chief Financial Officer
(Principal Financial Officer)
Date: August 11, 2000
By /s/ Patrick J. Rusnak
Patrick J. Rusnak
Controller
(Principal Accounting Officer)
Date: August 11, 2000