Form 10-Q
period 2000-09-30
UNITED COMMUNITY BANKS INC
filed 2000-11-16
CIK 857855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2000

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

YES  [X]    NO  [    ]

Common stock, par value $1 per share: 10,513,949 shares

outstanding as of November 13, 2000

INDEX

PART I Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets (unaudited) at September 30, 2000 and December 31, 1999

Consolidated Statements of Income (unaudited) for the Three Months and Nine Months Ended September 30, 2000 and 1999

Consolidated Statements of Comprehensive Income (unaudited) for the Three Months and Nine Months Ended September 30, 2000 and 1999

Consolidated Statements of Cash Flows (unaudited) for the Nine Months Ended September 30, 2000 and 1999

Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

PART II Other Information

Item 1. Legal Proceedings
Item 2. Changes in Securities
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K

Part I Financial Information
Item I - Financial Statements
UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)

		Restated
	September 30,	December 31,
(in thousands)	2000	1999
ASSETS

Cash and due from banks	$108,101	101,303
Federal funds sold	30,640	32,560
Cash and cash equivalents	138,741	133,863

Securities held to maturity (estimated fair value of $0 and $9,953)	-	10,988
Securities available for sale	541,058	578,709
Mortgage loans held for sale	8,260	6,326
Loans, net of unearned income	1,720,190	1,564,148
Less: Allowance for loan losses	(23,407)	(20,043)
Loans, net	1,696,783	1,544,105

Premises and equipment, net	54,516	56,456
Accrued interest receivable	23,126	19,954
Other assets	37,209	34,277
Total assets	$2,499,693	2,384,678
	============	==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Demand	$258,670	226,358
Interest bearing demand	416,477	394,139
Savings	86,048	84,472
Time	1,210,434	1,164,410
Total deposits	1,971,629	1,869,379

Accrued expenses and other liabilities	17,218	26,841
Federal funds purchased and repurchase agreements	33,190	31,812
Federal Home Loan Bank advances	288,074	294,279
Long-term debt and other borrowings	2,424	18,555
Convertible subordinated debentures	3,500	3,500
Trust Preferred Securities	36,000	21,000
Total liabilities	2,352,035	2,265,366

Stockholders' equity:
Preferred Stock, $1 par value; 10,000,000 shares authorized;
287,410 shares issued and outstanding	2,874	-
Common stock, $1 par value; 50,000,000 shares authorized;
10,513,949 and 10,095,949shares issued and outstanding	10,514	10,095
Capital surplus	59,409	43,387
Retained earnings	80,380	75,425
Accumulated other comprehensive loss	(5,519)	(9,595)
Total stockholders' equity	147,658	119,312

Total liabilities and stockholders' equity	$2,499,693	2,384,678
	============	==========
See notes to unaudited consolidated financial statements.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30		September 30
(in thousands, except per share data)	2000	1999	2000	1999
Interest income:
Interest and fees on loans	$43,653	35,064	124,463	97,822
Interest on federal funds sold	755	540	1,535	1,387
Interest on investment securities:
Taxable	8,806	7,388	26,200	20,079
Tax exempt	958	1,082	2,891	3,119
Total interest income	54,172	44,074	155,089	122,407

Interest expense:
Interest on deposits:
Demand	4,397	3,657	12,743	10,869
Savings	595	602	1,808	1,702
Time	19,620	13,985	53,890	37,516
Notes payable, subordinated debentures, federal
funds purchased and FHLB advances	4,944	4,714	16,059	12,739
Trust Preferred Securities	677	438	1,536	1,289
Total interest expense	30,233	23,396	86,036	64,115
Net interest income	23,939	20,678	69,053	58,292
Provision for loan losses	1,907	1,186	5,472	3,376
Net interest income after provision for loan losses	22,032	19,492	63,581	54,916

Noninterest income:
Service charges and fees on deposit accounts	1,873	1,554	5,477	4,413
Securities losses, net	(2,655)	(31)	(2,691)	(21)
Mortgage loan and related fees	668	393	1,217	1,263
Consulting fees	1,137	875	3,446	2,174
Other non-interest income	1,205	1,074	3,832	3,241
Total noninterest income	2,228	3,865	11,281	11,070

Noninterest expense:
Salaries and employee benefits	10,996	10,019	31,634	27,436
Occupancy	3,013	3,257	9,152	8,171
Other noninterest expense	12,542	4,979	21,930	13,009
Total noninterest expense	26,551	18,255	62,716	48,616
Income (loss) before income taxes	(2,291)	5,102	12,146	17,370
Income taxes (benefit)	(768)	1,655	3,780	5,836
Net Income (loss)	$(1,523)	3,447	8,366	11,534
	==========	===========	==========	==========
Basic earnings per share	$(0.15)	0.34	0.82	1.15
Diluted earnings per share	$(0.15)	0.34	0.81	1.12
Dividends declared per share	$$0.075	0.050	0.225	0.150
Average shares outstanding	10,489	10,092	10,228	10,069
Diluted average shares outstanding	10,785	10,427	10,525	10,396

See notes to unaudited consolidated financial statements.

UNITED COMMUNITY BANKS, INC. & SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)

	For the Three Months		For the Nine Months
	Ended September 30		Ended September 30,
	2000	1999	2000	1999
Net income (loss)	$(1,523)	3,447	8,366	11,534

Other comprehensive income (loss), before tax:
Unrealized holding gains (losses) on investment
securities available for sale	9,474	(4,009)	9,265	(13,145)
Less reclassification adjustment for gains (losses) on
investment securities available for sale	(2,655)	(31)	(2,691)	(21)
Total other comprehensive income (loss), before tax	6,819	(4,040)	6,574	(13,166)

Income tax expense (benefit) related to other
comprehensive income
Unrealized holding gains (losses) on investment securities	3,600	(1,523)	3,521	(4,995)
Less reclassification adjustment for gains on investment
securities available for sale	(1,009)	(12)	(1,023)	(8)
Total income tax expense (benefit) related to other
comprehensive income (loss)	2,591	(1,535)	2,498	(5,003)
Total other comprehensive income (loss), net of tax	4,228	(2,505)	4,076	(8,163)
Total comprehensive income	$2,705	942	12,442	3,371
	=========	========	==========	==========

See notes to unaudited consolidated financial statements.

UNITED COMMUNITY BANKS, INC. & SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)
	For the Nine Months Ended
	September 30,
	2000	1999

Cash flows from operating activities:
Net income	$8,366	11,534
Adjustments to reconcile net income to net cash
provided (used) by operating activities:
Depreciation, amortization and accretion	3,500	3,985
Provision for loan losses	5,472	3,376
Loss on sale of investment securities	2,691	21
Change in assets and liabilities, net of effects of purchase acquisitions in 1999:
Other assets and accrued interest receivable	(4,310)	(2,856)
Accrued expenses and other liabilities	(7,114)	(10,358)
Mortgage loans held for sale	(1,934)	4,676
Net cash provided by operating activities	6,671	10,378

Cash flows from investing activities, net of purchase acquisitions in 1999:
Cash paid for acquisitions	-	(2,248)
Proceeds from maturities and calls of securities available for sale	63,316	79,964
Proceeds from sales of securities available for sale	58,200	4,554
Purchases of securities available for sale	(68,828)	(229,567)
Net increase in loans	(159,988)	(292,341)
Purchase of bank premises and equipment	(1,119)	(10,469)
Purchase of life insurance contracts	(3,350)	-
Proceeds from sale of other real estate	810	-
Net cash used in investing activities	(110,959)	(450,107)

Cash flows from financing activities, net of purchase acquisitions in 1999:
Net change in demand and savings deposits	56,226	86,952
Net change in time deposits	46,024	280,665
Net change in federal funds purchased and repurchase agreements	1,378	19,199
Net change in FHLB advances	(6,205)	101,428
Net change in notes payable and other borrowings	(16,131)	14,624
Proceeds from Trust Preferred Securities	15,000	-
Transaction costs associated with Trust Preferred Securities	(521)	-
Proceeds from exercise of stock options	39	371
Proceeds from sale of common stock	15,611	-
Cash paid for dividends	(2,255)	(716)
Net cash provided by financing activities	109,166	502,523

Net change in cash and cash equivalents	4,878	62,794
Cash and cash equivalents at beginning of period	133,863	79,967

Cash and cash equivalents at end of period	$138,741	142,761
	===========	==========

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$85,601	62,399
Income taxes	$7,469	5,044

Noncash financing activities:
Preferred stock issued in satisfaction of
deferred compensation obligation	$2,814	--

United Community Banks, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1 -- Significant Accounting Policies

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

-- Recent Developments

On August 4, 2000, United completed a public offering of 418,792 shares of common stock at a price of $38.00 per share that began in May 2000 providing $15.6 million in new equity capital, net of offering-related expenses. Approximately $13.5 million of the offering proceeds were included in United's unaudited balance sheet as of June 30, 2000 and the balance of $2.1 million was received during the third quarter 2000. United used the net proceeds of the offering to provide capital for its subsidiary banks and for general corporate purposes, including the reduction of parent company debt.

In July, 2000, United formed a wholly owned Delaware statutory business trust, United Community Capital Trust II ("United Trust II"), which issued $10 million of guaranteed preferred beneficial interests in United's junior subordinated deferrable interest debentures (the "Trust Preferred Securities"). These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. All of the common securities of United Trust II are owned by United. The proceeds from the issuance of the common securities and the Trust Preferred Securities were used by United Trust II to purchase $10.3 million of junior subordinated debentures of United which carry a fixed interest rate of 11.295%. The proceeds received by United from the sale of the junior subordinated debentures were used to prepay line of credit borrowings of approximately $10.6 million. The debentures represent the sole asset of United Trust II. The debentures and related income statement effects are eliminated in United's financial statements.

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

The Trust Preferred Securities are mandatorily redeemable upon maturity of the debentures on July 19, 2030, or upon earlier redemption as provided in the indenture. United has the right to redeem the debentures purchased by United Trust II in whole or in part, on or after July 19, 2010. As specified in the indenture if the debentures are redeemed prior to maturity, the redemption price will be the principal amount, any other accrued or unpaid interest, plus a premium ranging from 2.824% in 2010 to 0.565% in 2019.

In September, 2000, United formed a wholly owned Connecticut statutory business trust, United Community Statutory Trust I ("United Statutory Trust"), which issued $5 million of guaranteed preferred beneficial interests in United's junior subordinated deferrable interest debentures (the "Trust Preferred Securities"). These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. All of the common securities of United Statutory Trust are owned by United. The proceeds from the issuance of the common securities and the Trust Preferred Securities were used by United Statutory Trust to purchase $5.2 million of junior subordinated debentures of United which carry a fixed interest rate of 10.60%. The proceeds received by United from the sale of the junior subordinated debentures were used to prepay line of credit borrowings of approximately $1.9 million and for other corporate purposes. The debentures represent the sole asset of United Statutory Trust. The debentures and related income statement effects are eliminated in United's financial statements.

The Trust Preferred Securities accrue and pay distributions semiannually at a fixed rate of 10.60% per annum of the stated liquidation value of $1,000 per capital security. United has entered into contractual arrangements which, taken collectively, fully and unconditionally guarantee payment of: (i) accrued and unpaid distributions required to be paid on the Trust Preferred Securities; (ii) the redemption price with respect to any Trust Preferred Securities called for redemption by United Statutory Trust, and (iii) payments due upon a voluntary or involuntary dissolution, winding up or liquidation of United Statutory Trust.

The Trust Preferred Securities are mandatorily redeemable upon maturity of the debentures on July 19, 2030, or upon earlier redemption as provided in the indenture. United has the right to redeem the debentures purchased by United Statutory Trust in whole or in part, on or after July 19, 2010. As specified in the indenture if the debentures are redeemed prior to maturity, the redemption price will be the principal amount, any other accrued or unpaid interest, plus a premium ranging from 5.3% in 2010 to 0.53% in 2019.

At the annual shareholders meeting held in July, 2000, shareholders approved a proposal to increase the number of authorized shares of common stock from 10,000,000 to 50,000,000 shares.

On July 26, 2000, United completed its mergers with North Point Bancshares, Inc. ("North Point"), a single-bank holding company based in Dawsonville, Georgia, and Independent Bancshares, Inc. ("Independent"), a single-bank holding company based in Powder Springs, Georgia. United issued 958,024 shares of common stock in exchange for all outstanding shares of North Point and 817,604 shares of common stock in exchange for all outstanding shares of Independent.

On September 29, 2000 United completed its merger with Brintech, Inc. ("Brintech"), a consulting firm based in New Smyrna Beach, Florida in exchange for 283,390 shares of United common stock. United has not filed a registration statement with the Securities and Exchange Commission for issuance of these shares and, accordingly, the two former shareholders of Brintech will be restricted from resale of their shares until such time they are registered or exempt from the registration requirements under the Securities Act of 1933. In addition, United issued $2.8 million of preferred stock to key nonshareholder employees of Brintech in connection with satisfaction of certain contractual deferred compensation obligations triggered by the change in control of Brintech.

These mergers were accounted for as pooling of interests; and the financial results preceding the date of the merger have been restated to reflect the combined financial position and results of operations of North Point, Independent and Brintech.

Note 3 -- Earnings (Loss) Per Share

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(In thousands, except per share data)	2000	1999	2000	1999

Basic earnings (loss) per share:
Weighted average shares outstanding	10,489	10,092	10,228	10,069
Net income (loss)	$(1,523)	3,447	8,366	11,534
Basic earnings per share	$(0.15)	0.34	0.82	1.15

Diluted earnings per share:
Weighted average shares outstanding	10,489	10,092	10,228	10,069
Net effect of the assumed exercise of
stock options based on the treasury
stock method using average market
price for the period	--	195	157	187

Effect of conversion of subordinated debt	--	140	140	140

Total weighted average shares and common
stock equivalents outstanding	10,489	10,427	10,525	10,396
	=========	=========	==========	========

Net income (loss), as reported	$(1,523)	3,447	8,366	11,534
Income effect of conversion of subordinated
debt, net of tax	$--	47	160	138
Net income (loss), adjusted for effect of conversion
of subordinated debt, net of tax	$(1,523)	3,494	8,526	11,672
	=========	=========	==========	========
Diluted earnings (loss) per share	(0.15)	0.34	0.81	1.12

Part I Item II
Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This discussion contains forward-looking statements under the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Although United believes that the assumptions underlying the forward-looking statements contained in the discussion are reasonable, any of the assumptions could be inaccurate, and therefore, no assurance can be made that any of the forward-looking statements included in this discussion will be accurate. Factors that could cause actual results to differ from results discussed in forward-looking statements include, but are not limited to: economic conditions (both generally and in the markets where United operates); competition from other providers of financial services offered by United; government regulation and legislation; changes in interest rates; material unforeseen changes in the financial stability and liquidity of United's credit customers; and other risks detailed in United's filings with the Securities and Exchange Commission, al l of which are difficult to predict and which may be beyond the control of United. United undertakes no obligation to revise forward-looking statements to reflect events or changes after the date of this discussion or to reflect the occurrence of unanticipated events.

Overview

United Community Banks, Inc. ("United") is a bank holding company registered under the Bank Holding Company Act of 1956. As of September 30, 2000, United had ten commercial bank subsidiaries that operate primarily in north Georgia and western North Carolina (the "Banks") through 42 banking offices. Total assets at September 30, 2000 were $2.5 billion, compared with $2.4 billion at December 31, 1999, an increase of 6.4% on an annualized basis.

Recent Developments

On September 8, 2000, United completed the sale of substantially all assets of its consumer finance company subsidiaries to Lendmark Financial Services, Inc ("Lendmark") for cash. The assets sold to Lendmark consisted primarily of consumer installment loans, net of the associated allowance for loan losses, with outstanding principal balances of approximately $6.5 million. There was no material gain or loss recorded in connection with this transaction. All financial assets and liabilities that were not acquired by Lendmark were transferred to one of United's affiliate banks or to United and the operations of both United Family Finance Co. and United Family Finance Co. of North Carolina were discontinued. Management does to expect to re-enter the consumer finance company business.

Income Summary

For the nine months ended September 30, 2000, United reported net income of $8.4 million, or $.81 per diluted share, compared to $11.5 million, or $1.12 per diluted share, for the same period in 1999. Net income for the first nine months' ended September 30, 2000 and 1999 prior to the effects of restructuring changes was $15.96 million and $12.68 million respectively, and provided an annualized return on average assets and average stockholders' equity of .90% and 15.5%, respectively, compared to .82% and 15.1%, respectively, for the same period in 1999. Reported net income for the nine months ended September 30, 2000 decreased 27% compared to the same period in 1999.

During the third quarters of 2000 and 1999, United's reported income included certain non-recurring charges. These charges include losses on the sale of investment securities, operating expenses related to mergers completed and other expenses. Additional information about the non-recurring charges is included in the Provision for Loan Losses, Non-interest Expense and Investment Securities sections of this discussion. Excluding non-recurring charges, net income for the nine months ended September 30, 2000 was $15.6 million, or $1.50 per diluted share, compared to $12.7 million, or $1.22 per diluted share for the same period in 1999.

The following table summarizes the components of income and expense for the first nine months of 2000 and 1999 and the changes in those components for the periods presented.

Table 1 - Condensed Consolidated Statements of Income
Unaudited
(In thousands)

	For the Nine Months
	Ended September 30,		Change
	2000	1999	Amount	Percent
Interest income	$155,089	122,407	32,682	26.7%
Interest expense	86,036	64,115	21,921	34.2%
Net interest income	69,053	58,292	10,761	18.5%
Provision for loan losses	5,472	3,376	2,096	62.1%
Net interest income after
provision for loan losses	63,581	54,916	8,665	15.8%
Non-interest income	11,281	11,070	211	1.9%
Non-interest expense	62,716	48,616	14,100	29.0%
Income before taxes	12,146	17,370	(5,224)	(30.1%)
Income tax expense	3,780	5,836	(2,056)	(35.2%)
Net income	$8,366	11,534	(3,168)	(27.5%)
	==========	==========	========

Net Interest Income

Net interest income is the largest source of United's operating income. Net interest income was $69.1 million for the nine months ended September 30, 2000, an increase of 18.5% over the comparable period in 1999. The increase in net interest income for the first nine months of 2000 is primarily attributable to increases in outstanding average interest bearing assets (both loans and securities) over the comparable prior year period.

The increase in average outstanding securities is primarily the result of United's leverage program that was initiated during the fourth quarter of 1998. As a result of management's review of the balance sheet composition, approximately $60 million of investment securities were sold during the third quarter to reduce the total effect of the leverage program. The leverage program was designed to make optimal utilization of United's capital by using borrowed funds to purchase additional securities. The leverage borrowings are principally advances from the Federal Home Loan Bank "FHLB" that are secured by mortgage loans and other investment securities. The securities purchased under the leverage program are primarily mortgage-backed pass-through and other mortgage-backed securities, including collateralized mortgage obligations. At September 30, 2000, United had approximately $137 million of earning assets and corresponding borrowings in the leverage program.

For the nine months ended September 30, 2000, the net interest margin (net interest income as a percentage of average interest earning assets) on a tax-equivalent basis was 4.14%, 8 basis points less than the comparable prior year period. The compression of the margin is primarily due to continued general competitive pressures on loan and deposit pricing and the effect of the leverage program described above.

In January 2000, United implemented a strategic initiative designed to improve key financial performance as measured by earnings per share growth, return on average assets and return on average stockholders' equity. A key component of this plan was to address the compression of the net interest margin, which declined by 62 basis points during 1999 as compared with the prior year. United's tax equivalent net interest margin for the three months ended September 30, 2000 was 4.20%, an increase of 4 basis points over the second quarter 2000 and 23 basis points over first quarter 2000.

The following table shows the relative impact of changes in average balances of interest earning assets and interest bearing liabilities, and interest rates earned (on a fully-tax equivalent basis) and paid by United on those assets and liabilities for the nine month periods ended September 30, 2000 and 1999.
Table 2 - Average Consolidated Balance Sheets and Net Interest Analysis
For the Nine Months Ended September 30
Fully tax-equivalent basis
(in thousands)

		2000			1999
	Average	Interest	Avg.	Average	Interest	Avg.
	Balance	(1)	Rate	Balance	(1)	Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (2)	$1,663,791	124,709	10.01%	1,343,762	98,057	9.75%
Taxable investments	505,151	26,200	6.93%	439,942	20,079	6.10%
Tax-exempt investments	82,951	4,337	6.98%	87,560	4,682	7.14%
Federal funds sold
and other interest income	32,853 --------------	1,535 ---------	6.24%	32,417 --------------	1,387 -------------	5.72%
Total interest-earning assets /
interest income	2,284,746 --------------	156,781 -------------	9.17%	1,903,681 --------------	124,202 -------------	8.71%
Non-interest-earning assets:
Allowance for loan losses	(21,630)			(16,661)
Cash and due from banks	59,497			67,082
Premises and equipment	54,812			52,347
Goodwill and deposit intangibles	9,346			9,494
Other assets	57,599 --------------			41,795 -------------
Total assets	$2,444,370 ========			2,057,738 ========
Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits:
Transaction accounts	$420,089	12,743	4.05%	386,746	10,869	3.75%
Savings deposits	86,119	1,808	2.80%	80,540	1,702	2.82%
Certificates of deposit	1,181,854 --------------	53,890 -------------	6.09%	910,336 --------------	37,516 ------------	5.50%
Total interest-bearing deposits	1,688,062 --------------	68,441 -------------	5.42%	1,377,622 --------------	50,087 ------------	4.86%
Federal Home Loan Bank advances	302,040	13,571	6.00%	238,558	9,480	5.31%
Federal funds purchased and
repurchase agreements	27,487	1,298	6.31%	64,014	2,463	5.14%
Long-term debt and other borrowings (3)	41,250 --------------	2,726 -------------	8.83%	34,005 --------------	2,085 ------------	8.19%
Total borrowed funds	370,777 --------------	17,595 -------------	6.34%	336,577 --------------	14,028 ------------	5.57%
Total interest-bearing liabilities /
interest expense	2,058,839	86,036	5.58%	1,714,199	64,115	5.00%
Non-interest-bearing liabilities:
Non-interest-bearing deposits	217,215			210,760
Other liabilities	37,339 --------------			41,288 --------------
Total liabilities	2,313,393 --------------			1,966,247 --------------
Stockholders' equity	130,977 --------------			91,491 --------------
Total liabilities
and stockholders' equity	$2,444,370 ========			2,057,738 ========
Net interest-rate spread			3.59%			3.71%
Impact of non-interest bearing
sources and other changes in
balance sheet composition			0.55% ------------			0.51% --------
Net interest income /
margin on interest-earning assets (4)		70,745 =======	4.14% =======		60,087 =======	4.22% =====

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
(in thousands)
	Nine Months Ended September 30
	2000 Compared to 1999
	Increase (decrease)
	in interest income and expense
	due to changes in:
	Volume	Rate	Total
Interest-earning assets:
Loans	$23,923	2,732	26,655
Taxable investments	3,188	2,933	6,121
Tax-exempt investments	(243)	(102)	(345)
Federal funds sold
and other interest income	19	129	148
Total interest-earning assets	26,887	5,692	32,579

Interest-bearing liabilities:
Transaction accounts	976	898	1,874
Savings deposits	117	(11)	106
Money market accounts
Certificates of deposit	12,067	4,307	16,374
Brokered certificates of deposit
Other time deposits
Total interest-bearing deposits	13,160	5,194	18,354
FHLB advances	2,744	1,347	4,091

Federal funds purchased and
repurchase agreements	(1,634)	469	(1,165)
Long-term debt and other borrowings	470	171	641

Total borrowed funds	1,580	1,987	3,567
Total interest-bearing liabilities	14,740	7,181	21,921
Increase (decrease)
in net interest income	$12,147	(1,489)	10,658
	=========	========	========

Provision for Loan Losses

The provision for loan losses was $5.5 million, or .46% of average loans on an annualized basis, for the nine months ended September 30, 2000, compared with $3.4 million, or .34% of average loans, for the same period in 1999. Net loan charge-offs for the first nine months of 2000 were $1.9 million, or .15% of average loans on an annualized basis, compared to $842 thousand, or .15% of average loans on an annualized basis, for the same period in 1999. The provision for loan losses and allowance for loan losses reflect management's consideration of the various risks in the loan portfolio. Additional discussion of loan quality and the allowance for loan losses in provided in the Asset Quality discussion section of this report.

During the third quarter 2000, United recorded a provision for loans held by its consumer finance company subsidiaries of $217 thousand and a provision of $150 thousand in connection with the previously described bank mergers. Excluding these one-time charges, the provision for loan losses for the nine months ended September 30, 2000 was $5.1 million or .43% of average loans on an annualized basis.

Non-interest Income

Non-interest income for the nine months ended September 30, 2000, was $11.3 million, an increase of $251 thousand, or 2.3%, over the comparable 1999 period. Service charges on deposit accounts, which represent the largest component of non-interest income, totaled $5.5 million for the first nine months of 2000, an increase of $1.1 million, or 24%, compared to the same period in 1999. This increase is primarily attributed to an increase in the number of transaction deposit accounts and the related transaction volume.

Mortgage banking revenue for the first nine months of 2000 decreased by $46 thousand, or 3.6%, compared with the same period in 1999. This decrease is primarily attributable to increased mortgage loan interest rates and the corresponding decline in demand for mortgage refinance loans during the first nine months of 2000 as compared with the same period in 1999.

On September 29, 2000, United completed its acquisition of Brintech, a consulting firm based in New Smyrna Beach, Florida. Brintech specializes in technology consulting services for the banking industry and serves a client base of over 193 banks located throughout the United States. The consulting fee revenue recorded by Brintech for the nine months ended September 30, 2000 was $3.4 million, an increase of $1.2 million, or 59% over the same period in 1999. This increase is primarily attributable to expanded product and service offerings and an improved sales process. The Brintech acquisition provided an immediate 25% increase in United's ratio of non-interest income to total revenue.

Other non-interest income totaled $3.9 million for the nine months ended September 30, 2000, an increase of $631 thousand, or 19%, compared to the same period in 1999. The following table summarizes the components of other non-interest income for the first nine months of 2000 and 1999 and the changes in those components for the periods presented:
Table 4 -Other Non-Interest Income
(In thousands)

	For the Nine Months Ended
	September 30,		Change
	2000	1999	Amount	Percent
	________________________________
Trust and brokerage fees	792	505	287	57%
ATM fees	583	443	140	32%
Bank-owned life insurance	433	287	146	51%
Credit insurance	752	805	(53)	(7%)
Safe deposit box fees	238	213	25	12%
Other	1,034	988	46	5%
	________________________________
Total other non-interest income	3,832	3,241	591	18%
	===========================

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

Non-interest Expense

For the nine months ended September 30, 2000, non-interest expense totaled $62.7 million, an increase of $14.1 million, or 29%, from the same period in 1999.

Salary and employee benefit expense, which represents the single largest component of non-interest expense, increased by $4.2 million, or 15.3%, compared with the same period in 1999. This increase is primarily attributable to staff additions made to accommodate the growth of United's customer base; general merit increases awarded annually in April each year; and, an increase in the cost of group health insurance coverage.

Occupancy and equipment expense for the first nine months of 2000 totaled $9.2 million, an increase of $1.0 million, or 12%, over the same period in 1999. This increase is primarily attributable to the opening of new bank offices in three markets and the acquisition of Adairsville.

Other non-interest expense for the nine months ended September 30, 2000 was $21.9 million, an increase of 68.6% over the same period in 1999 principally as a result of merger and restructuring charges of $7.6 million in the first six months of 2000. This increase in primarily attributable to increases in stationary and supply expense and communications expense due to the increase in the number of bank offices and the growth of existing offices. Amortization expense for intangible assets, which is included in other non-interest expense, increased by $53 thousand during the first nine months of 2000 compared with the same period in 1999 as a result of the purchase acquisition of Adairsville.

The components of the charges are shown below:

	United/	United/	United/
	Northpoint	Independent	Brintech	United
	Merger	Merger	Merger	Restructuring	Total

Compensation related costs	216	125	2,874	400	3,615
Securities losses	-	1,110	-	1,544	2,654
Fixed asset writedowns	140	613	150	905	1,808
Contract terminations	110	440	-	377	927
Professional fees	55	80	-	387	522
Other merger related charges	172	155	10	771	1,108
	693	2,523	3,034	4,384	10,634
	===========	=============	===========	==============	========

The efficiency ratio, which is a measure of operating expenses excluding one-time expenses as a percentage of operating revenues excluding one-time gains, was 65.6% for the nine months ended September 30, 2000, a 119 basis point improvement compared with the same period in 1999.

Income Taxes

Income tax expense decreased by $2.1 million, or 35.2%, during the first nine months of 2000 as compared to the same period in 1999. The effective tax rate (income tax expense as a percentage of pre-tax net income) for the nine months ended September 30, 2000, was 31.1%, compared to 33.6% for comparable 1999 period.

Investment Securities

During the third quarter 2000, United recognized losses of $2.7 million on the sale of approximately $60 million of investment securities. These sales were conducted after a review of United's balance sheet composition in light of current market interest rates and prices of debt securities. The proceeds received for the sale of the securities were used to reduce borrowed funds and to fund higher-yielding loans. Management expects that the loss on the sale of these securities will be recovered through an improvement in the net interest margin over a period of two years. All of the investment securities sold during the third quarter 2000 were classified as "available for sale," and, accordingly, there was no impact on United's equity capital as a result of the sale.

Securities at September 30, 2000 declined by $40 million, or 6.8% due to a restructuring of the investment portfolio and a reduction of the leverage program. Average securities for the first nine months of 2000 were $588 million, an increase of $61 million, or 11.5%, over the comparable 1999 period. As of September 30, 2000, United had $134 million of securities and borrowings related to the leverage program, compared with $164 million at year-end 1999 and $163 million at September 30, 1999. Management expects the level of securities and related borrowings to decrease during the remainder of 2000 as a result of implementation of the previously discussed strategic initiatives.

Loans

United experienced annualized loan growth of 13.3% for the nine-month period ended September 30, 2000. Total loans, net of unearned income, totaled $1.7 billion at September 30, 2000, compared to $1.5 billion at December 31, 1999. The loan growth experienced during the first nine months of 2000 is attributed to continued strong economic conditions in United's market areas and corresponding strong demand for loans. In the third quarter, United's loan growth slowed as a result of management's emphasis on improving net interest margins. Average loans for the nine months ended September 30, 2000, were $1.7 billion compared to $1.3 billion for the comparable 1999 period, representing an increase of $320 million, or 23.8%. The average tax-equivalent yield on loans (including mortgage loans held for sale) for the nine months ended September 30, 2000 was 10.01%, compared to 9.75% for the same period in 1999.

Asset Quality

Non-performing assets, which include non-accrual loans, loans past-due 90 days or more and still accruing interest and other real estate owned totaled $5.8 million at September 30, 2000, compared to $3.7 million at December 31, 1999. Total non-performing loans at September 30, 2000, increased by $2.2 million over the year-end 1999 level. Non-performing loans at September 30, 2000, consisted primarily of loans secured by real estate that are generally well secured and in the process of collection. Other real estate owned at September 30, 2000 totaled $1.9 million, compared to $788 thousand at December 31, 1999, and was comprised of 13 properties.

It is the general policy of the Banks to place loans on non-accrual status when, in the opinion of management, the principal and interest on a loan is not likely to be repaid in accordance with the loan terms. When a loan is placed on non-accrual status, interest previously accrued but not collected is reversed against current interest income. Depending on management's evaluations of the borrower and loan collateral, interest on a non-accrual loan may be recognized on a cash basis as payments are received. Loans made to facilitate the sale of other real estate are made on terms comparable to loans of similar risk.

The following table presents information about United's non-performing assets, including asset quality ratios.
Table 5- Non-Performing Assets
(in thousands)

	September 30,	December 31,	September 30,
	2000	1999	1999

Non-accrual loans	$2,781	2,106	1,135
Loans past due 90 days or more and
still accruing	1,103	758	997
Total non-performing loans	3,884	2,864	2,132
Other real estate owned	1,935	788	1,059
Total non-performing assets	$5,819	3,652	3,191
	=============	============	=============
Total non-performing loans as a percentage
of total loans	0.23%	0.18%	0.14%
Total non-performing assets as a percentage
of total assets	0.23%	0.15%	0.14%

The increase in non-accrual loans is primarily attributable to one in-market healthcare-related credit that was placed on non-accrual status during the first nine months of 2000. The loan is secured by real estate, and management does not expect any significant loss.

At September 30, 2000, United had approximately $10.2 million of outstanding loans that were not included in the past-due or non-accrual categories, but for which management had knowledge that the borrowers were having financial difficulties. Although these difficulties are serious enough for management to be uncertain of the borrowers' ability to comply with the original repayment terms of the loans, no losses are anticipated at this time in connection with these loans based on current market conditions, cash flow generation and collateral values. These loans are subject to routine management review and are considered in determining the adequacy of the allowance for loan losses.

The allowance for loan losses ("ALL") at September 30, 2000, totaled $23.4 million, an increase of $4.6 million, or 17%, from December 31, 1999. This increase is primarily attributed to management's recognition of increased pressure on borrowers resulting from increased market interest rates. The ratio of ALL to total loans at September 30, 2000, was 1.36%, compared with 1.23% at September 30, 1999 and 1.28% at December 31, 1999. At September 30, 2000 and December 31, 1999, the ratio of ALL to total non-performing loans was 603% and 700%, respectively.

The following table provides an analysis of the changes in the ALL for the nine months ended September 30, 2000 and 1999.
Table 6 - Summary of Loan Loss Experience
(in thousands)
	Nine Months Ended
	September 30
	2000	1999
Balance beginning of period	$20,043	14,402
Provision for loan losses	5,472	3,376
Balance acquired from subsidiary	--	1,822
Loans charged-off	(2,692)	(1,396)
Recoveries of loans previously charged off	584	554
Net charge-offs	(1,872)	(842)
Balance end of period	$23,407	18,758
	===========	==========

	September 30,	December 31,
	2000	1999

Total loans:
At period end	$1,720,190	1,564,148
Average (nine months for 2000)	$1,663,791	1,391,858
As a percentage of average loans:
Net charge-offs (annualized basis for 2000)	0.15%	0.15%
Provision for loan losses (annualized basis for 2000)	0.44%	0.43%
Allowance as a percentage of period end loans	1.36%	1.28%
Allowance as a percentage of non-performing loans	603%	700%

Management believes that the ALL at September 30, 2000, is sufficient to absorb losses inherent in the loan portfolio. This assessment is based upon the best available information and involves a degree of uncertainty and matters of judgement. Accordingly, the adequacy of the loan loss reserve cannot be determined with precision and could be susceptible to significant change in future periods.

Deposits and Borrowed Funds

Total average non-interest bearing deposits for the nine months ended September 30, 2000 were $217 million, an increase of $6.5 million, or 3.1%, from the same period in 1999. For the nine months ended September 30, 2000, total average interest bearing deposits were $1.7 billion, an increase of $310 million, or 22.5%, from the comparable 1999 period.

At September 30, 2000, United had $26.9 million of brokered certificates of deposit issued compared with $70 million at year-end 1999. Average certificates of deposit for the nine months ended September 30, 2000 increased by $1.2 million, or 30.4%, over the same period in 1999; brokered deposits represented $58 million, or 21%, of the total increase.

Total average borrowed funds for the nine months ended September 30, 2000 were $370 million, an increase of $37 million, or 10.3%, from the comparable 1999 period. Most of this increase is attributed to increased net borrowings from the FHLB and was utilized to fund growth of the loan portfolio. At September 30, 2000, United had aggregate FHLB borrowings of approximately $288 million.

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

United's balance sheet structure is primarily short-term with most assets and liabilities either repricing or maturing in five years or less. Management monitors the sensitivity of net interest income to changes in market interest rates by utilizing a dynamic simulation model. This model measures net interest income sensitivity and volatility to interest rate changes based on assumptions which management believes are reasonable. Factors considered in the simulation model include actual maturities, estimated cash flows, repricing characteristics, deposit growth and the relative sensitivity of assets and liabilities to changes in market interest rates. The simulation model considers other factors that can impact net interest income, including the mix of earning assets and liabilities yield curve relationships, customer preferences and general market conditions. Utilizing the simulation model, management can project the impact of changes in interest rates on net interest income.

At September 30, 2000, United's simulation model indicated that net interest income would increase by 2.51% if interest rates increased by 200 basis points and would decrease by 3.47% if interest rates fell by the same amount. Both of the simulation results are within the limits of United's policy, which permits an expected net interest income impact within a range of plus 10% and minus 10% for any 200 basis point increase or decrease in rates.

In order to assist in achieving a desired level of interest rate sensitivity, United has entered into off-balance sheet contracts that are considered derivative financial instruments. Derivative financial instruments can be a cost and capital effective means of modifying the repricing characteristics of on-balance sheet assets and liabilities. United requires that all contract counterparties have an investment grade or better credit rating. These contracts include interest rate swap contracts in which United pays a variable rate based on Prime Rate and receives a fixed rate on a notional amount and interest rate cap contracts for which United pays an up-front premium in exchange for a variable cash flow if interest rates exceed the cap rate. United did not enter into any new derivative financial instrument contracts during the first nine months of 2000.

The following table presents United's cap contracts at September 30, 2000. At that date, the cap contracts had an aggregate book value of $729 thousand.
Table 7 - Cap Contracts as of September 30, 2000
(in thousands)

	Notional	Contract	Contract	Fair
Maturity	Amount	Index	Rate	Value
August 31, 2001	5,000	Prime	10.00%	--
August 27, 2001	20,000	Prime	10.00%	2
September 18, 2003	10,000	3 Month LIBOR	5.50%	318
January 4, 2004	10,000	Prime	7.75%	409
Total	45,000			729
	========			========

The following table presents United's swap contracts as of September 30, 2000.
Table 8 - Swap Contracts as of September 30, 2000
(in thousands)

	Notional	Rate	Rate	Fair
Maturity	Amount	Received	Paid	Value
April 2, 2001	15,000	8.41%	9.50%	(90)
April 5, 2001	10,000	9.50%	9.50%	(8)
May 8, 2001	10,000	8.26%	9.50%	(80)
June 7, 2001	10,000	8.69%	9.50%	(62)
July 27, 2001	10,000	8.85%	9.50%	(68)
October 12, 2001	10,000	9.11%	9.50%	(46)
June 7, 2002	10,000	9.05%	9.50%	(74)
June 14, 2002	10,000	9.12%	9.50%	(177)
June 24, 2002	20,000	8.80%	9.50%	(69)
July 29, 2002	25,000	9.04%	9.50%	(195)
August 10, 2002	10,000	9.60%	9.50%	17
December 23, 2002	10,000	9.19%	9.50%	(84)
Total/weighted average	150,000	8.95%	9.50%	(936)

Effective January 1, 1999, United adopted Statement of Financial Accounting Standards No. 133 ("Accounting for Derivative Instruments and Hedging Activities"), that requires that all derivative financial instruments be included and recorded at fair value on the balance sheet. Currently, all of United's derivative financial instruments are classified as highly effective fair value hedges. Fair value hedges recognize currently in earnings both the impact of the change in the fair value of the derivative financial instrument and the offsetting impact of the change in fair value of the hedged asset or liability. At September 30, 2000, United's swap contracts had an aggregate negative fair market value of $936 million.

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

Capital Resources and Liquidity

The following table shows United's capital ratios, as calculated under regulatory guidelines, compared to the regulatory minimum capital ratio and the regulatory minimum capital ratio needed to qualify as a "well-capitalized" institution at September 30, 2000 and December 31, 1999:
Table 9 - Capital Ratios

	September 30,	December 31,
	2000	1999

Leverage ratio	7.28%	5.94%
Regulatory minimum	3.00%	3.00%
Well-capitalized minimum	5.00%	5.00%
Tier I risk-based capital	10.52%	9.17%
Regulatory minimum	4.00%	4.00%
Well-capitalized minimum	6.00%	6.00%
Total risk-based capital	11.98%	10.42%
Regulatory minimum	8.00%	8.00%
Well-capitalized minimum	10.00%	10.00%

During September 2000, United issued 287,411 shares of Series A Non-Cumulative Preferred Stock (the "Series A Preferred Stock") in satisfaction of certain compensation related obligations related to the acquisition of Brintech. United is under no obligation to pay dividends on the Series A Preferred Stock, provided, however, no dividend shall be paid on the common stock until dividends have been declared and are payable to the holders of record of the Series A Preferred Stock. Dividends are payable quarterly at the rate of 6% per annum. The Series A Preferred Stock has no voting rights except as required by the Georgia Business Corporation Code and is not convertible into common stock.

United is currently paying dividends on its common stock on a quarterly basis and expects to continue making such distributions in the future if results from operations and capital levels are sufficient. The following table presents the cash dividends declared in the first quarter of 2000 and 1999 and the respective payout ratios as a percentage of net income.

Table 10 - Dividend Payout Information

	2000		1999
	Dividend	Payout %	Dividend	Payout %
First quarter	$0.075	15.6%	$0.05	12.2%
Second quarter	$0.075	14.4%	$0.05	11.4%
Third quarter	$0.075	NM	$0.05	14.7%

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

Item II. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in United's quantitative and qualitative disclosures about market risk as of September 30, 2000 from that presented in United's Annual Report on Form 10-K for the year ended December 31, 1999.

Part II. Other Information

Item 1. Legal Proceedings -- None

Item 2. Changes in Securities --

In July, 2000, United formed a wholly owned Delaware statutory business trust, United Community Capital Trust II ("United Trust II"), which issued $10 million of guaranteed preferred beneficial interests in United's junior subordinated deferrable interest debentures. All of the common securities of United Trust are owned by United. United Trust II issued the preferred securities of United Trust II, which were guaranteed by United to First Union Securities, Inc. The proceeds from the issuance of the common securities and the preferred securities were used by United Trust to purchase $10.3 million of junior subordinated debentures of United which carry a fixed interest rate of 11.295%. The securities were issued in a transaction not involving a public offering within the meaning of Section 4(2) of the Securities Act of 1933, as amended, and in compliance with the exemption contained in Rule 506 of Regulation D.

In September 2000, United formed a wholly owned Connecticut statutory business trust, United Community Statutory Trust I ("United Statutory Trust"), which issued $5 million of guaranteed preferred beneficial interests in United's junior subordinated deferrable interest debentures. All of the common securities of United Statutory Trust are owned by United. United Statutory Trust issued the preferred securities of United Statutory Trust, which were guaranteed by United, to Preferred Term Securities, Ltd. The proceeds from the issuance of the common securities and the preferred securities were used by United Statutory Trust to purchase $5.2 million of the common securities and the preferred securities were used by United Statutory Trust to purchase $5.2 million of junior subordinated debentures of United which carry a fixed interest rate of 10.60%. The securities were issued in a transaction not involving a public offering within the meaning of Regulation S of the Securities Act of 1933, as amended.

On September 29, 2000, the Company acquired all of the outstanding capital stock of Brintech, Inc., a Florida corporation ("Brintech"), in return for 283,390 shares of Common Stock. In addition, United issued 287,411 shares of Series A Non-Cumulative Preferred Stock, par value $1.00 per share and stated value of $10 per share, and options to purchase 75,635 shares of the Common Stock of United to certain employees of Brintech. All of these shares were issued in a transaction not involving a public offering within the meaning of Section 4(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Securities Holders

    United Community Banks, Inc. 2000 Annual Meeting of Stockholders was held July 14, 2000.

    The following directors were elected to serve a term until the next annual meeting and election:

    Jimmy Tallent

    Robert H. Blalock

    Billy M. Decker

    Thomas C. Gilliland

    Robert L. Head, Jr.

    Charles E. Hill

    Hoyt O. Holloway

    Clarence W. Mason, Sr.

    Zell B. Miller

    W.C. Nelson, Jr.

    Charles E. Parks

    Tim Wallis

    Voting for the above slate of directors -- 5,814,646; Voting against/Abstain - 7,387

    To approve the 2000 Key Employee Stock Option Plan

    Voting For -- 5,805,232, Voting Against/Abstain -- 10,482

    To amend the United Restated Articles of Incorporation to increase the number of authorized shares of common stock from 10,000,000 to 50,000,000 shares in connection with the mergers of United with North Point Bancshares, Inc. and Independent Bancshares, Inc. and for other corporate purposes, although no other plans, understandings, or agreements have been made concerning the increased authorized common stock.

Voting For -- 5,813,292, Voting Against/Abstain -- 2,422

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
Date: November 16, 2000
By /s/ Christopher J. Bledsoe
Christopher J. Bledsoe
Chief Financial Officer
(Principal Financial Officer)
Date: November 16, 2000