Form 10-K405
period 2000-12-31
UNITED COMMUNITY BANKS INC
filed 2001-04-02
CIK 857855

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ------------
                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                         Commission File Number 0-21656

                          UNITED COMMUNITY BANKS, INC.
             (Exact name of registrant as specified in its charter)

                    GEORGIA                                   58-180-7304
  --------------------------------------------          ---------------------
          (State or other jurisdiction                     (I.R.S. Employer
               of incorporation)                         Identification No.)

                                                      --------------------------
  --------------------------------------------        59 Highway 515, PO Box 398
              Blairsville, Georgia                               30512
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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _[X]_

         Aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 15, 2001: $387,069,000 based on $36.77 per share, the last average sale price known to the Registrant for the common stock, for which there is no established public trading market.

         As of March 15, 2001, 10,526,774 shares of common stock were issued, including 140,000 shares deemed outstanding pursuant to prime plus 1/4% convertible subordinated payable-in-kind debentures due December 31, 2006 and presently exercisable options to acquire 336,457 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on June 7, 2001 are incorporated herein into Part III by reference.

                                     PART I

ITEM 1.    BUSINESS.

United and the Banks
- --------------------

         United Community Banks, Inc. ("United") was incorporated under the laws of Georgia in 1987 and commenced operations in 1988 by acquiring 100% of the outstanding shares of Union County Bank, now known as United Community Bank ("United Community"). United is a bank holding company registered under the Bank Holding Company Act of 1956. All of United's activities are currently conducted by its wholly-owned subsidiaries: United Community, which was organized as a Georgia banking corporation in 1950; Carolina Community Bank, Murphy, North Carolina ("Carolina"), which United acquired in 1990; Peoples Bank of Fannin County, Blue Ridge, Georgia ("Fannin"), which United acquired in 1992; Towns County Bank, Hiawassee, Georgia ("Towns"), which United also acquired in 1992; White County Bank, Cleveland, Georgia ("White"), which United acquired in 1995; and First Clayton Bank and Trust, Clayton, Georgia ("First Clayton"), which United acquired in 1997; Bank of Adairsville, Adairsville, Georgia ("Adairsville"), which United acquired in 1999; 1st Floyd Bank, Rome Georgia ("Floyd"), which United acquired in 1999; Independent Bank & Trust, Powder Springs, Georgia ("Independent"), which United acquired in 2000; and Dawson County Bank, Dawson, Georgia ("Dawson"), which United also acquired in 2000. United Community, Carolina, Fannin, Towns, White, First Clayton, Adairsville, Floyd, Independent, and Dawson are collectively referred to in this report as the "Banks."

         The Banks are community-oriented, and offer a full range of retail and corporate banking services, including checking, savings, and time deposit accounts, secured and unsecured loans, wire transfers, trust services, and rental of safe deposit boxes. As of December 31, 2000, the Banks operated a total of 41 locations. To emphasize the commitment to community banking, both United Community and Fannin operate branches under trade names that are closely identified with the communities in which they are located. United Community operates two branches in Lumpkin County, Georgia, under the trade name "United Community Bank of Lumpkin County," two branches in Habersham County, Georgia, under the trade name "First Bank of Habersham," and one branch in Hall County, Georgia, under the trade name "United Community Bank of Hall County." Fannin operates one branch in Gilmer County, Georgia, under the trade name of "United Community Bank of Gilmer County." The operation of bank branches under trade names is permissible under current state and federal banking regulations and requires certain customer disclosures, which both United Community and Fannin provide.

         In addition, United owns an insurance agency, United Agencies, Inc. ("UAI").

         The Mortgage People Company ("MPC"), a division of United Community, is a full-service retail mortgage lending operation approved as a seller/servicer for Federal National Mortgage Association and Federal Home Mortgage Corporation. MPC was organized to provide fixed and adjustable-rate mortgages. During 2000, MPC originated $116 million of residential mortgage loans for the purchase of homes and to refinance existing mortgage debt, of which substantially all were sold into the secondary market with no recourse to MPC.

         Acquired by United in 2000, Brintech, Inc. ("Brintech"), a subsidiary of United, is a consulting firm for the financial services industry. Brintech provides consulting and other advisory services in the areas of technology, efficiency, security, network, internet banking, web site development, marketing, core processing, and telecommunications.

Forward-looking Statements
- --------------------------

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

Monetary Policy and Economic Conditions
- ---------------------------------------

         The operating income and net income of the Banks depend to a substantial extent on the difference between income the Banks receive from their loans, investments, and other earning assets, and the interest the Banks pay on their deposits and other liabilities. These rates are highly sensitive to many factors that are beyond the control of the Banks, including national and international economic conditions and the monetary policies of various governmental and regulatory authorities.

Competition
- -----------

         The market for banking and bank-related services is highly competitive. The Banks actively compete in their respective market areas, which collectively cover north Georgia and western North Carolina, with other providers of deposit and credit services. These competitors include other commercial banks, savings banks, savings and loan associations, credit unions, mortgage companies, and brokerage firms. The following table displays each of Banks and the respective percentage of total deposits in each county where the Bank has operations. The table also indicates the ranking by deposit size in each of the local markets. All information in the table was obtained from the Federal Deposit Insurance Corporation ("FDIC") Summary of Deposits as of June 30, 2000.

UNITED COMMUNITY BANKS, INC.
SHARE OF LOCAL MARKET (COUNTY)
BANKS AND SAVINGS INSTITUTIONS

                                 MARKET      RANK IN
                                  SHARE      MARKET
UNITED COMMUNITY
   Habersham                           15%         3
   Lumpkin                             23          2
   Union                               82          1
   Hall                                 1         11

CAROLINA
   Cherokee                            46          1
   Clay                                68          1
   Graham                              41          1
   Haywood                             11          5
   Henderson                            2         12
   Jackson                             18          2
   Macon                                9          3
   Swain                               24          2
   Transylvania                        12          4

FANNIN
   Fannin                              63          1
   Gilmer                              20          3

WHITE
   White                               49          1

TOWNS
   Towns                               39          2

FIRST CLAYTON
   Rabun                               31          2

ADAIRSVILLE
   Bartow                               9          5

FLOYD
   Floyd                               12          5

INDEPENDENT
   Cobb                                 2         11
   Paulding                             5          5

DAWSON COUNTY
   Dawson                              46          1

Loans
- -----

         The Banks make both secured and unsecured loans to individuals, firms, and corporations. Secured loans include first and second real estate mortgage loans. The Banks also make direct installment loans to consumers on both a secured and unsecured basis. At December 31, 2000, consumer, real estate construction, real estate mortgage, and commercial loans represented approximately 9%, 14%, 67%, and 10% respectively, of United's total loan portfolio.

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

Consumer Loss of borrower's employment; changes in local economy; the inability to monitor collateral (vehicles, boats, and mobile homes)

         Inter-agency guidelines adopted by federal bank regulators mandate that financial institutions establish real estate lending policies with maximum allowable real estate loan-to-value limits, subject to an allowable amount of non-conforming loans as a percentage of capital. The Banks adopted the federal guidelines as their maximum allowable limits; however, policy exceptions are permitted for real estate loan customers with strong financial credentials.


Lending Policy
- --------------

         The current lending policy of the Banks is to make loans primarily to persons who reside, work, or own property in their primary market areas. Unsecured loans are generally made only to persons who maintain depository relationships with the Banks. Secured loans are made to persons who are well established and have net worth, collateral, and cash flow to support the loan. Exceptions to the policy are permitted on a case-by-case basis and require the approving officer to document in writing the reason for the exception. Policy exceptions made for borrowers whose total aggregate loans exceed the approving officer's credit limit must be submitted to the Bank Board of Directors for approval.

         The Banks provide each lending officer with written guidelines for lending activities. Lending authority is delegated by the Boards of Directors of the Banks to loan officers, each of whom is limited in the amount of secured and unsecured loans which he or she can make to a single borrower or related group of borrowers. Loans in excess of individual officer credit authority must either be approved by a senior officer with sufficient approval authority or be approved by the Bank Board of Directors.


Loan Review and Non-performing Assets
- -------------------------------------

         The Loan Review Department of United reviews, or engages an independent third party to review, each of the Banks' loan portfolios on an annual basis to determine any weaknesses in the portfolio and to assess the general quality of credit underwriting. The results of the reviews by the loan review officers are presented to the Presidents of each of the Banks, the President and the Chief Credit Officer of United, and the Boards of Directors of each of the Banks. If an individual loan or credit relationship has a weakness identified during the review process, the risk rating of the loan, or all loans comprising a credit relationship, will be downgraded to a classification that most closely matches the current risk level. The review process also provides for the upgrade of loans that show improvement since the last review. Since each loan in a credit relationship may have a different credit structure, collateral, and other secondary source of repayment, different loans in a relationship can be assigned different risk ratings. Under United's 10-grade loan grading system, grades 1 through 6 are considered "pass" (acceptable) credit risk and grades 7 through 10 are "adversely classified" credits that require management's attention. Both the pass and adversely classified ratings, and the entire 10-grade rating scale, provide for a higher numeric rating for increased risk. For example, a risk rating of 1 is the least risky of all credits and would be typical of a loan that is 100% secured by a deposit at one of the Banks. Risk ratings of 2 through 6 in the pass category each have incrementally more risk. The five adversely classified credit ratings and rating definitions are:

            7 (Watch)               Weaknesses  exist  that could  cause  future
                                    impairment,  including the  deterioration of
                                    financial   ratios,   past-due   status  and
                                    questionable    management     capabilities.
                                    Collateral  values generally afford adequate
                                    coverage,   but  may   not  be   immediately
                                    marketable.

            8 (Substandard)         Specific and well -defined  weaknesses  that
                                    may include poor liquidity and deterioration of financial ratios. Loan may be past-due and related deposit accounts experiencing overdrafts. Immediate corrective action is necessary.

            9 (Doubtful)            Specific    weaknesses    characterized   by
                                    Substandard  that are severe  enough to make
                                    collection  in  full  unlikely.   No  strong
                                    secondary source of repayment.

            10 (Loss)               Same  characteristics as Doubtful;  however,
                                    probability   of  loss  is  certain.   Loans
                                    classified as such are generally recommended for charge-off at the next Bank Board of Directors meeting.

         In addition, the Loan Review Department conducts a quarterly analysis to determine the adequacy of the Allowance for Loan Losses ("ALL") for each of the Banks. The aggregation of the ALL analyses for the Banks provides the consolidated analysis for United. The ALL analysis starts by taking total loans and deducting loans secured by deposit accounts at the Banks, which effectively have no risk of loss. Next, all loans with an adversely classified rating are deducted. The remaining loan balance is then multiplied by the average historical loss rate for the preceding five year period (1996 through 2000), which provides required minimum ALL for pass credits (component "A"). The remaining total loans in each of the four adversely classified rating categories are then multiplied by a projected loss factor to determine the ALL allocation for adversely classified credits (component "B"). The loss factors currently used are: Watch (5%); Substandard (15%); Doubtful (50%); and Loss (100%). The sum of components A and B comprises the total allocated ALL. There is no current process used to measure or adjust for differences between the loss factors for adversely classified loans used in the ALL analysis and actual losses charged to the ALL.

         The difference between the actual ALL (as presented in the consolidated financial statements) and the allocated ALL represents the unallocated ALL. The unallocated ALL provides for coverage of credit losses inherent in the loan portfolio but not provided for in the ALL analysis.


Asset/liability Management
- --------------------------

         Committees composed of officers of each of the Banks and the Chief Financial Officer and Treasurer of United are charged with managing the assets and liabilities of the Banks. The committees attempt to manage asset growth, liquidity, and capital to maximize income and reduce interest rate risk. The committees direct each Bank's overall acquisition and allocation of funds. At monthly meetings, the committees review the monthly asset and liability funds budget in relation to the actual flow of funds and peer group comparisons; the ratio of the amount of rate sensitive assets to the amount of rate sensitive liabilities; the ratio of allowance for loan losses to outstanding and non-performing loans; and other variables, such as expected loan demand, investment opportunities, core deposit growth within specified categories, regulatory changes, monetary policy adjustments and the overall state of the economy. A more comprehensive discussion of United's Asset/Liability Management and interest rate risk is contained in the Management's Discussion and Analysis (Part II, Item 7) and Quantitative and Qualitative Disclosures About Market Risk (Part II, Item 7A) sections of this report.


Investment Policy
- -----------------

         The Banks' investment portfolio policy is to maximize income consistent with liquidity, asset quality and regulatory constraints. The policy is reviewed from time to time by the Banks' Boards of Directors. Individual transactions, portfolio composition, and performance are reviewed and approved monthly by the Boards of Directors or a committee thereof. The Chief Financial Officer of United and the President of each of the Banks administer the policy and report information to the full Board of Directors of each of the Banks on a quarterly basis concerning sales, purchases, maturities and calls, resultant gains or losses, average maturity, federal taxable equivalent yields, and appreciation or depreciation by investment categories.


Employees
- ---------

         As of December 31, 2000, United and its subsidiaries had an aggregate of 968 full-time equivalent employees. Neither United nor any of the subsidiaries is a party to any collective bargaining agreement, and United believes that employee relations are good. None of United's or the Banks' executive officers is employed pursuant to an employment contract.


Supervision and Regulation
- --------------------------

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

         In addition, bank holding companies whose banking subsidiaries are all well-capitalized and well-managed may apply to become a financial holding company. Financial holding companies have the authority to engage in activities that are "financial in nature" that are not permitted for other bank holding companies. Some of the activities that the Act provides are financial in nature are:

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

         United is an "affiliate" of the Banks under the Federal Reserve Act, which imposes certain restrictions on (i) loans by the Banks to United, (ii) investments in the stock or securities of United by the Banks, (iii) the Banks' taking the stock or securities of an "affiliate" as collateral for loans by the Bank to a borrower, and (iv) the purchase of assets from United by the Banks. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services. Each of United's subsidiaries is regularly examined by the Federal Deposit Insurance Corporation (the "FDIC"). United Community, Fannin, White, Towns, First Clayton, Adairsville, Floyd, Independent, and Dawson as state banking associations organized under Georgia law, are subject to the supervision of, and are regularly examined by, the DBF. Carolina is subject to the supervision of, and is regularly examined by, the NCBC and the FDIC. Both the FDIC and the DBF must grant prior approval of any merger, consolidation or other corporation reorganization involving United Community, Fannin, White, Towns, First Clayton, Adairsville, Floyd, Independent, or Dawson, and the FDIC and the NCBC must grant prior approval of any merger, consolidation, or other corporate reorganization of Carolina. A bank can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with the default of a commonly-controlled institution.

         PAYMENT OF DIVIDENDS. United is a legal entity separate and distinct from the Banks. Most of the revenues of United result from dividends paid to it by the Banks. There are statutory and regulatory requirements applicable to the payment of dividends by the Banks, as well as by United to its shareholders.

         United Community, Fannin, Towns, White, First Clayton, Adairsville, Floyd, Independent, and Dawson are each state chartered banks regulated by the DBF and the FDIC. Under the regulations of the DBF, dividends may not be declared out of the retained earnings of a state bank without first obtaining the written permission of the DBF, unless such bank meets all the following requirements:

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

         The payment of dividends by United and the Banks may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. In addition, if, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending upon the financial condition of the bank, could include the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice. The FDIC has issued a policy statement providing that insured banks should generally only pay dividends out of current operating earnings. In addition to the formal statutes and regulations, regulatory authorities consider the adequacy of each of the Bank's total capital in relation to its assets, deposits and other such items. Capital adequacy considerations could further limit the availability of dividends to the Banks. At December 31, 2000, net assets available from the Banks to pay dividends without prior approval from regulatory authorities totaled approximately $23 million. For 2000, United's declared cash dividend payout to stockholders was 20% of net income.

         MONETARY POLICY. The results of operations of the Banks are affected by credit policies of monetary authorities, particularly the Federal Reserve. The instruments of monetary policy employed by the Federal Reserve include open market operations in U.S. government securities, changes in the discount rate on bank borrowings and changes in reserve requirements against bank deposits. In view of changing conditions in the national economy and in the money markets, as well as the effect of actions by monetary and fiscal authorities, including the Federal Reserve, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand, or the business and income of the Banks.

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

         In addition, Section 38 of the Federal Deposit Insurance Act implemented the prompt corrective action provisions that Congress enacted as a part of the Federal Deposit Insurance Corporation Improvement Act of 1991 (the "1991 Act"). The "prompt corrective action" provisions set forth five regulatory zones in which all banks are placed largely based on their capital positions. Regulators are permitted to take increasingly harsh action as a bank's financial condition declines. Regulators are also empowered to place in receivership or require the sale of a bank to another depository institution when a bank's capital leverage ratio reaches 2%. Better capitalized institutions are generally subject to less onerous regulation and supervision than banks with lesser amounts of capital. The FDIC has adopted regulations implementing the prompt corrective action provisions of the 1991 Act, which place financial institutions in the following five categories based upon capitalization ratios: (1) a "well capitalized" institution has a total risk-based capital ratio of at least 10%, a Tier One risk-based ratio of at least 6% and a leverage ratio of at least 5%;
(2) an "adequately capitalized" institution has a total risk- based capital ratio of at least 8%, a Tier One risk-based ratio of at least 4% and a leverage ratio of at least 4%; (3) an "undercapitalized" institution has a total risk-based capital ratio of under 8%, a Tier One risk-based ratio of under 4% or a leverage ratio of under 4%; (4) a "significantly undercapitalized" institution has a total risk-based capital ratio of under 6%, a Tier One risk-based ratio of under 3% or a leverage ratio of under 3%; and (5) a "critically undercapitalized" institution has a leverage ratio of 2% or less. Institutions in any of the three undercapitalized categories would be prohibited from declaring dividends or making capital distributions. The FDIC regulations also establish procedures for "downgrading" an institution to a lower capital category based on supervisory factors other than capital. As of December 31, 2000 and 1999, the most recent notifications from the FDIC categorized each of the Banks as "well capitalized" under current regulations.

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


Executive Officers of United
- ----------------------------

         Executive officers of United are elected by the Board of Directors annually in January and hold office until the following January unless they sooner resign or are removed from office by the Board of Directors.

         The executive officers of United, and their ages, positions with United and the Banks, and terms of office as of February, 2001, are as follows:


Name (age)                          Position with United or Banks                       Officer of United Since
- ----------                          -----------------------------                       -----------------------

Jimmy C. Tallent (48)               President, Chief Executive Officer and                       1988
                                    Director of United; Chairman of the Board
                                    of United Community, Towns and White;
                                    Director of Carolina, Fannin, First Clayton,
                                    Adairsville, and Floyd.



Harold Brewer (57)                  Executive Vice President and Chief Operating                 2000
                                    Officer of United since October 2000; prior to
                                    joining United, he was Chairman and Chief
                                    Executive Officer of Brintech

Guy W. Freeman (64)                 Executive Vice President of United; Chief Executive          1995
                                    Officer and Director of Carolina.

Thomas C. Gilliland (53)            Executive Vice President and Director of United;             1992
                                    Chairman and Chief Executive Officer of Fannin.

Rex S. Schuette (51)                Executive Vice President and Chief Financial                 2001
                                    Officer of United since February 2001; prior to
                                    joining United, he was Senior Vice President and
                                    Chief Accounting Officer of State Street Corporation

         None of the above officers is related to another and there are no arrangements or understandings between them and any other person pursuant to which any of them was elected as an officer, other than arrangements or understandings with directors or officers of United acting solely in their capacities as such.


ITEM 2.    PROPERTIES.

         The executive offices of United are located at 63 Highway 515, Blairsville, Georgia. United leases this property. The Banks conduct business from facilities primarily owned by the respective banks, all of which are in a good state of repair and appropriately designed for use as banking facilities. The Banks provide services or perform operational functions at 46 locations, of which 38 locations are owned and 8 are leased. Note 5 to United's Consolidated Financial Statements includes additional information regarding amounts invested in premises and equipment.


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

                                     PART II

ITEM 5.    MARKET FOR UNITED'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         STOCK. There is no established public trading market for United's common stock. At December 31, 2000, there were approximately 4,932 shareholders of record. Management of United is aware of 452 sales and transfers of United's stock in 2000, aggregating approximately 246,000 shares in blocks ranging from 1 share to 10,000 shares at prices ranging from $32.00 to $50.00 per share. In addition, on August 4, 2000, United concluded a public offering of its common stock in which it sold 418,377 shares at $38.00 per share. Management is aware of 883 sales and transfers of United's stock in 1999, aggregating approximately 602,500 shares in blocks ranging from one share to 10,000 shares at prices ranging from $35.00 to $55.00 per share.

         DIVIDENDS. United declared cash dividends of $.20 per common share in 1999 and $.30 per common share in 2000. Federal and state laws and regulations impose restrictions on the ability of United and the Banks to pay dividends. Additional information regarding this item is included in note 16 to the Consolidated Financial Statements and under the heading of "Supervision and Regulation" in Part I of this report.

ITEM 6.    SELECTED FINANCIAL DATA


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

United utilizes an interest rate simulation model to monitor and evaluate the impact of changing interest rates on net interest income. The estimated impact on United's net interest income sensitivity over a one-year time horizon as of December 31, 2000 is indicated in the table below. The table assumes an immediate and sustained parallel shift in interest rates of 200 basis points and no change in the composition of United's balance sheet.




UNITED COMMUNITY BANK, INC.
SELECTED FINANCIAL DATA FOR THE YEARS ENDED  DECEMBER 31
 (in thousands,  except per share data; taxable equivalent)

                                                       2000            1999           1998         1997        1996         1995
                                                       ----            ----          ----         ----        ----         ----
      FOR THE YEAR(1)
      Net interest income                         $    96,524    $    80,969    $    68,042  $    54,168 $    41,708  $    31,489
      Provision for loan losses                        (7,631)        (5,966)        (3,014)      (3,251)     (1,937)      (1,243)
      Non-interest income                              18,867         15,693         12,979       10,967       9,316        5,441
                                                  -------------------------------------------------------------------------------
       Total Revenue                                  107,760         90,696         78,007       61,884      49,087       35,687
      Non-interest expense                             73,676         63,505         53,104       42,252      33,710       24,656
      Income taxes                                     12,337          9,938          9,253        6,262       4,934        3,159
                                                  -------------------------------------------------------------------------------
      Net income                                  $    21,747    $    17,253    $    15,650  $    13,370 $    10,443  $     7,872
                                                  ===============================================================================

      PER COMMON SHARE(1)
      Basic                                       $      2.11    $      1.71    $      1.57  $      1.39 $      1.15  $      0.92
      Diluted                                            2.07           1.67           1.54         1.38        1.13         0.90
      Cash dividends declared                            0.30           0.20           0.15         0.10        0.10         0.08
      Book value                                        14.79          11.82          11.73        10.22        8.08         7.34

      KEY PERFORMANCE RATIOS (1)
      Return on average stockholders' equity            15.90%         14.74%        14.75%        15.57%       14.84%      13.77%
      Return on average assets                           0.89           0.81          1.00         1.06         1.08         1.04
      Efficiency ratio                                  65.17          67.63         67.74        65.61        66.05        66.77
      Net interest margin, taxable equivalent            4.18           4.08          4.69         4.60         4.86         3.90
      Dividend payout ratio (2)                         14.24          11.68          9.58         7.19         8.70         8.15
      Average equity to average assets                   5.58           5.47          6.78         6.84         7.30         7.57

      AT YEAR END
      Loans                                       $ 1,792,055    $ 1,564,148    $ 1,203,495  $   991,878 $   753,010  $   559,794
      Earning assets                                2,352,475      2,195,712      1,678,016    1,286,832   1,007,848      802,787
      Assets                                        2,528,879      2,384,678      1,813,004    1,410,596   1,087,454      868,487
      Deposits                                      1,995,865      1,869,379      1,432,224    1,203,353     954,081      776,322
      Stockholders' equity                            158,388        119,312        115,364       99,378      74,891       65,216
      Common Shares outstanding                        10,514         10,094          9,836        9,726       9,269        8,881

      AVERAGE BALANCES
      Loans                                       $ 1,687,970    $ 1,396,384    $ 1,095,452  $   885,092 $   648,712  $   506,341
      Earning assets                                2,306,843      1,984,026      1,450,838    1,173,131     889,645      700,124
      Assets                                        2,453,250      2,139,594      1,565,315    1,256,074     964,154      755,328
      Deposits                                      1,941,496      1,659,534      1,163,096    1,096,686     857,611      669,795
      Stockholders' equity                            136,810        117,064        106,096       85,872      70,376       57,170
      Shares outstanding - basic                       10,300         10,079          9,999        9,589       9,080        8,594
      Shares outstanding - diluted                     10,597         10,421         10,305        9,817       9,271        8,780

      ASSET QUALITY
      Allowance for loan losses                   $    24,698    $    20,043    $    14,402  $    12,404 $     9,718  $     6,373
      Non-performing assets                             6,716          3,652          2,274        2,052       2,558        4,423
      Allowance for loan losses to loans                 1.38           1.28           1.20        1.25         1.29         1.14
      Net charge-offs to average loans                   0.18           0.15           0.09        0.06         0.06         0.07
      Non-performing assets to total assets              0.27           0.15           0.13        0.15         0.24         0.51

      REPORTED RESULTS, FOR THE YEAR
      Net income                                  $    14,517    $    16,098    $    15,650  $    13,360 $    10,443  $     7,872
      Earnings per share:
         Basic                                           1.41           1.60           1.57         1.39        1.15         0.92
         Diluted                                         1.39           1.56           1.54         1.38        1.13         0.90
      Return on average stockholders' equity           10.61%          13.75%         14.75%      15.56%       14.82%       13.77%
      Return on average assets                          0.59            0.75           1.00        1.06         1.08         1.04
      Efficiency ratio                                 72.23           69.60          67.74       65.80        66.20        66.77
      Dividend payout ratio (2)                        21.28           12.50           9.58        7.19         8.70         8.15



UNITED COMMUNITY BANK, INC.
SELECTED FINANCIAL DATA FOR THE YEARS ENDED  DECEMBER 31
 (in thousands,  except per share data; taxable equivalent)

(continued)

                                                     5YEAR
                                                      CAGR
                                                      ----

      FOR THE YEAR(1)
      Net interest income                             25%
      Provision for loan losses                       44
      Non-interest income                             28

       Total Revenue                                  25
      Non-interest expense                            24
      Income taxes                                    31

      Net income                                      23


      PER COMMON SHARE(1)
      Basic                                           18
      Diluted                                         18
      Cash dividends declared                         32
      Book value                                      15

      KEY PERFORMANCE RATIOS (1)
      Return on average stockholders' equity       13.77%
      Return on average assets                      1.04
      Efficiency ratio                             66.77
      Net interest margin, taxable equivalent       3.90
      Dividend payout ratio (2)                     8.15
      Average equity to average assets              7.57

      AT YEAR END
      Loans                                           26
      Earning assets                                  24
      Assets                                          24
      Deposits                                        21
      Stockholders' equity                            19
      Common Shares outstanding                        3

      AVERAGE BALANCES
      Loans                                           27
      Earning assets                                  27
      Assets                                          27
      Deposits                                        24
      Stockholders' equity                            19
      Shares outstanding - basic                       4
      Shares outstanding - diluted                     4

      ASSET QUALITY
      Allowance for loan losses
      Non-performing assets
      Allowance for loan losses to loans            1.14
      Net charge-offs to average loans              0.07
      Non-performing assets to total assets         0.51

      REPORTED RESULTS, FOR THE YEAR
      Net income                                      13
      Earnings per share:
         Basic                                         9
         Diluted                                       9
      Return on average stockholders' equity       13.77%
      Return on average assets                      1.04
      Efficiency ratio                             66.77
      Dividend payout ratio (2)                     8.15






(1) Excludes merger related charges of $10.6 million and $1.8 million for 2000 and 1999, respectively. These charges decreased net income by $7.2 million and $1.2 million, and diluted earnings per share by $.68 and $.11, respectively.

(2)      Determined   by   dividing   dividends   declared   (excluding   pooled
         subsidiaries) by consolidated net income.

CAGR: Compound Annual Growth Rate

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following discussion is intended to provide insight into the financial condition and results of operations of United and should be read in conjunction with the consolidated financial statements and accompanying notes.


OVERVIEW

         United is a bank holding company registered under the Bank Holding Company Act of 1956 and was incorporated under the laws of the state of Georgia in 1987. United's activities are conducted by its wholly-owned subsidiaries, which include a financial services company and the following banking institutions, (which banks are collectively referred to as the "Banks" in this discussion):

                                                          Year       Number of
     Bank Subsidiaries                                Acquired        Offices
     -----------------                                 --------       -------
         United Community Bank                          1988(1)             7
         Carolina Community Bank                        1990               14
         Peoples Bank of Fannin County                  1992                4
         Towns County Bank                              1992                1
         White County Bank                              1995                2
         First Clayton Bank & Trust                     1997                1
         Bank of Adairsville                            1999                2
         First Floyd Bank                               1999                3
         Dawson County Bank                             2000                3
         Independent Bank                               2000                3
     Brintech, Inc.                                     2000                1

(1) Organized as a Georgia banking corporation in 1950.


         At December 31, 2000, United had total consolidated assets of $2.5 billion, total loans of $1.8 billion, total deposits of $2.0 billion and stockholders' equity of $158 million. Excluding merger related charges, United's net income for 2000 was $21.7 million, an increase of $4.5 million, or 26%, from 1999, and diluted earnings per share increased to $2.07 in 2000, from $1.67 in 1999, or 24%. Return on average stockholders equity for 2000 was 15.90%, as compared to 14.74% for 1999.


SIGNIFICANT TRANSACTIONS DURING 2000

STOCK OFFERING

         On August 4, 2000, United completed a public offering of 418,377 shares of common stock at a price of $38.00 per share providing $15.8 million in new equity capital, net of offering-related expenses. United used the net proceeds of the offering to provide capital for its subsidiary banks and for general corporate purposes, including the reduction of parent company debt.

MERGERS

         On September 29, 2000, United completed its merger with Brintech, Inc. ("Brintech"), a consulting firm based in New Smyrna Beach, Florida in exchange for 283,390 unregistered shares of United common stock. In addition, United issued $2.9 million of preferred stock to key non-shareholder employees of Brintech in connection with satisfaction of certain contractual obligations triggered by the change in control of Brintech. Additional information about the business of Brintech is included in the Non-interest Income section of this discussion.

         On July 26, 2000, United completed its mergers with North Point Bancshares, Inc. ("Dawson County Bank"), a single-bank holding company based in Dawsonville, Georgia, and Independent Bancshares, Inc., a single-bank holding company based in Powder Springs, Georgia. United issued 958,024 shares of common stock in exchange for all outstanding shares of Dawson County Bank and 817,604 shares of common stock in exchange for all outstanding shares of Independent Bank.

         These mergers were accounted for as poolings of interests, and United's financial results preceding the dates of the mergers were restated to reflect the combined financial position and results of operations of acquired units.

TRUST PREFERRED SECURITIES

         In 2000, United formed two wholly owned statutory trusts, which issued $15 million of guaranteed preferred beneficial interests in United's junior subordinated deferrable interest debentures. These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. All of the common securities of the trusts are owned by United. The proceeds from the issuance of the securities and the Trust Preferred Securities were used by the trusts to purchase $15.5 million of junior subordinated debentures of United which carry a fixed interest rate. The proceeds received by United from the sale of the junior subordinated debentures were used to prepay line of credit borrowings of approximately $12.5 million and for other corporate purposes. The debentures represent the sole asset of the trusts. The debentures and related income statement effects are eliminated in United's financial statements. Refer to Note 9 of the consolidated financial discussion for further information on the term and structure of these securities.


OTHER TRANSACTIONS

         On September 8, 2000, United completed the sale of substantially all assets of its consumer finance company subsidiaries to Lendmark Financial Services, Inc. ("Lendmark") for cash. The assets sold to Lendmark consisted primarily of consumer installment loans, net of the associated allowance for loan losses, with outstanding principal balances of approximately $6.5 million. There was no material gain or loss recorded in connection with this transaction. The financial assets and liabilities that were not acquired by Lendmark were transferred to one of United's affiliate banks or to United. The operations of both United Family Finance Co. and United Family Finance Co. of North Carolina were discontinued. Management does not expect to re-enter the consumer finance company business. During 2000, United ceased operation of its insurance agency subsidiary, United Agencies, Inc.


SIGNIFICANT TRANSACTIONS DURING 1999

         In August 1999, United completed its merger with First Floyd Bankshares, Inc. of Rome, Georgia in a tax-free stock exchange. United issued 632,890 shares of common stock in the transaction and recorded merger-related expenses totaling $1.2 million, net of tax. This merger was accounted for as a pooling of interests, and all of the financial statements and ratios contained in this report have been restated to include the results of First Floyd Bank for all periods presented.

         In March 1999, United completed its acquisition of Adairsville Bancshares, Inc. in Adairsville, Georgia. Effective April 1, 1999, the results of operations for Adairsville were included in United's consolidated statements of income. This acquisition was accounted for as a purchase, for which United recorded a goodwill asset in the amount of approximately $3 million, which is being amortized to expense over 15 years.

         Two new branch offices of the Banks were opened for business during 1999. United Community Bank opened a new office in Murrayville, Georgia, which is operated under the trade name of United Community Bank of Hall County. Carolina Community Bank opened a second office in Brevard, North Carolina.

RESULTS OF OPERATIONS

         Net income, excluding merger related charges, was $21.7 million in 2000, an increase of 26% from the $17.3 million earned in 1999. Diluted earnings per common share were $2.07 for 2000, compared with $1.67 reported for 1999, an increase of 24%. Return on average equity for 2000 was 15.9%, compared with 14.74% for 1999. Return on average assets for 2000 was .89% as compared to .81% in 1999.

         During 2000 and 1999,  United's  reported net income  included  certain merger related charges. These charges included losses relating to the realignment and sale of a portion of the securities portfolio and expenses related to mergers completed in those years.

Reported net income for 2000 was $14.5 million, or $1.39 per diluted share, compared to $16.1 million, or $1.56 per diluted share for 1999. The reported results for 2000 provided a return on average stockholders' equity of 10.69% and a return on average assets of .59%.

TABLE 1 - CONDENSED CONSOLIDATED INCOME SUMMARY For the years ended December 31, (in thousands, taxable equivalent)

                                                                                      CHANGE
                                              2000           1999          1998       2000-1999

Interest income                             $ 213,115     $ 171,211     $ 135,706          24%
Interest expense                              116,591        90,242        67,664          29
                                            -------------------------------------
   Net interest income                         96,524        80,969        68,042          19%
Provision for loan losses                       7,631         5,966         3,014          28
                                            -------------------------------------
   Net interest income after
       provision for loan losses               88,893        75,003        65,028          19%
Non-interest income                            18,867        15,693        12,979          20
                                            -------------------------------------
   Total revenue                              107,760        90,696        78,007          19%
Non-interest expense                           73,676        63,505        53,104          16
                                            -------------------------------------
    Income before income taxes                 34,084        27,191        24,903          25%
Income tax expense                             12,337         9,938         9,253          24
                                            -------------------------------------
    Net income                              $  21,747      $ 17,253      $ 15,650          26
                                            =====================================



NET INTEREST INCOME (TAXABLE EQUIVALENT)

         Net interest income (the difference between the interest earned on assets and the interest paid on deposits and liabilities) is the single largest component of United's operating income. United actively manages this income source to provide an optimal level of income while balancing interest rate, credit and liquidity risks. Net interest income totaled $96.5 million in 2000, an increase of $15.5 million, or 19%, from the level recorded in 1999. Net interest income for 1999 increased $12.9 million, or 19%, over the 1998 level.

         In 2000, average interest earning assets increased $323 million, or 16%, over the 1999 amount. This increase was primarily due to the increased growth in real estate loans. Average loans outstanding for 2000 were $1.7 billion, compared with $1.4 billion in 1999. Average interest bearing liabilities for 2000 increased $267 million, or 15%, over the 1999 average balance. This increase was primarily due to an increase in the level of average interest bearing deposits of $252 million, or 17%. Average borrowed funds totaled $366 million remaining relatively stable increasing $15 million, or 4%, when compared to 1999.

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

         For the years 2000, 1999, and 1998, United's net interest spread was 3.58%, 3.60% and 4.06%, while the net interest margin was 4.18%, 4.08% and 4.69%, respectively. The 61 basis point decrease in the net interest margin from 1998 to 1999 is primarily attributed to the following: narrower spread on the assets and associated liabilities in the leverage program; increased reliance on borrowed funds; and increased competitive pricing pressure on loans and deposits.

         The average cost of interest bearing liabilities for 2000 was 5.66%, an increase of 63 basis points from 1999 primarily due to a higher rate environment spurred by rate increases by the Federal Reserve Bank. Core deposits, which include transaction accounts, savings accounts and non-brokered certificates of deposit less than $100,000, represented approximately 78% of total deposits in 2000 and 1999.

The following table shows, for the past three years, the relationship between interest income and expense and the average balances of interest earning assets and interest bearing liabilities.

 TABLE 2 - AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST ANALYSIS FOR THE YEARS ENDED DECEMBER 31,
(In thousands, taxable equivalent)

                                                                           2000                                              1999
                                                   ------------------------------------------------------------------------------
                                                     AVERAGE                AVG.                        AVERAGE               AVG.
                                                      BALANCE            INTEREST         RATE          BALANCE           INTEREST
                                                  -------------------------------------------------------------------------------

Assets:
Interest-earning assets:
  Loans, net of unearned income                    $ 11,687,970       $    170,890       10.12%      $ 1,396,384    $     135,113
  Taxable investments                                   491,438             33,182        6.75           468,059           28,172
  Tax-exempt investments (1)                             82,238              6,044        7.35            87,773            6,276
  Federal funds sold and other intenest income           45,197              2,999        6.64            31,810            1,650
                                                   -------------------------------                   ----------------------------

TOTAL INTEREST-EARNING ASSETS                         2,306,843            213,115        9.24         1,984,026          171,211
                                                   -------------------------------                   ----------------------------

Non-interest-earning assets:
  Allowance for loan losses                             (22,421)                                         (17,230)
  Cash and due from banks                                59,574                                           72,009
  Premises and equipment                                 54,635                                           53,486
  Other assets                                           54,619                                           47,303
                                                   ------------                                      -----------
     TOTAL ASSETS                                  $  2,453,250                                      $ 2,139,594
                                                   ============                                      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Interest-bearing deposits:
    Transaction accounts                           $    411,551             17,062        4.15%     $    389,669           14,678
    Savings deposits                                     85,828              2,413        2.81            81,946            2,311
    Certificates of deposit                           1,196,310             74,011        6.19           970,043           53,726
                                                   -------------------------------                  -----------------------------
       Total interest-bearing deposits                1,693,689             93,486        5.52         1,441,658           70,715
                                                   -------------------------------                  -----------------------------
Federal Home Loan Bank advances                         294,409             17,537        5.96           249,755           13,096
Long-term debt and other borrowings                      72,108              5,568        7.72           102,197            6,431
                                                   -------------------------------                  -----------------------------
      Total borrowed funds                              366,517             23,105        6.30           351,952           19,527
                                                   -------------------------------                  -----------------------------


TOTAL INTEREST-BEARING LIABILITIES                    2,060,206            116,591        5.66%        1,793,610           90,242
                                                                     -------------                                   ------------
Non-interest-bearing liabilities:
  Non-interest-bearing deposits                         247,807                                          217,876
  Other liabilities                                       8,427                                           11,044
                                                   ------------                                       ----------
     Total liabilities                                2,316,440                                        2,022,530
                                                   ------------                                       ----------
Stockholders' equity                                    136,810                                          117,064
                                                   ------------                                       ----------

     TOTAL LIABILITIES
        AND STOCKHOLDERS' EQUITY                   $  2,453,250                                      $ 2,139,594
                                                   ============                                        =========

NET INTEREST INCOME                                                   $     96,524                                 $     80,969
                                                                      ============                                 ============

Net interest-rate spread                                                                  3.58%
                                                                                       =======

NET INTEREST MARGIN (3)                                                                   4.18%
                                                                                       =======


 TABLE 2 - AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST ANALYSIS FOR THE YEARS ENDED DECEMBER 31,
(In thousands, taxable equivalent)

(CONTINUED)

                                                  1999                         1998
                                                --------------------------------------------------------
                                                                  Average        Avg.
                                                  Rate            Balance      Interest         Rate
                                               ---------------------------------------------------------
Assets:
Interest-earning assets:                           9.68%        $ 1,095,452     $ 113,42         10.35%
  Loans, net of unearned income                    6.02             243,533       14,772          6.07
  Taxable investments                              7.15              72,144        5,253          7.28
  Tax-exempt investments (1)                       5.19              39,709        2,261          5.69
  Federal funds sold and other intenest income                  ------------------------

TOTAL INTEREST-EARNING ASSETS                      8.63%          1,450,838      135,706          9.35%
                                                                ------------------------


Non-interest-earning assets:                                        (13,384)
  Allowance for loan losses                                          52,091
  Cash and due from banks                                            40,932
  Premises and equipment                                             34,838
  Other assets                                                 -------------
                                                               $   1,565,315
     TOTAL ASSETS                                              =============


LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Interest-bearing deposits:                       3.77%       $    309,172     $ 12,209          3.95%
    Transaction accounts                           2.82              64,226        1,830          2.85
    Savings deposits                               5.54             789,698       46,533          5.89
    Certificates of deposit                                     ------------------------
                                                   4.91           1,163,096       60,572          5.21
                                                                ------------------------
       Total interest-bearing deposits             5.24              90,834        5,010          5.52
Federal Home Loan Bank advances                    6.29              26,315        2,082          7.91
Long-term debt and other borrowings                             ------------------------
                                                   5.55             117,149        7,092          6.05
      Total borrowed funds                                      ------------------------


                                                   5.03           1,280,245       67,664         5.29%
TOTAL INTEREST-BEARING LIABILITIES                                ----------------------

Non-interest-bearing liabilities:                                               165,747
  Non-interest-bearing deposits                                                  13,227
  Other liabilities                                                       -------------
                                                                              1,459,219
     Total liabilities                                                    -------------
                                                                                106,096
Stockholders' equity                                                      -------------


     TOTAL LIABILITIES                                                    $   1,565,315
        AND STOCKHOLDERS' EQUITY                                          =============

                                                                          $      68,042
NET INTEREST INCOME                                                       =============

                                                   3.60%                                         4.06%
Net interest-rate spread                       ========                                       =======

                                                   4.08%                                         4.69%
NET INTEREST MARGIN (3)                        ========                                       =======







(1) Interest income on tax-exempt securities and loans has been increased by 50% to reflect comparable interest on taxable securities.

(2) For computational purposes, includes non-accrual loans and mortgage loans held for sale.

(3) Net interest margin is tax equivalent net-interest income divided by average interest-earning assets.

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

TABLE 3 - CHANGE IN INTEREST INCOME AND EXPENSE ON A TAX EQUIVALENT BASIS (in thousands)

                                                    2000 Compared to 1999                     1999 Compared to 1998
                                                     Increase (Decrease)                      Increase (Decrease)
                                                      Due to Changes in                        Due to Changes in
                                           ----------------------------------------  --------------------------------------
                                            Volume         Rate         Total          Volume        Rate        Total
                                          -----------------------------------------  --------------------------------------
Interest-earning assets:
Loans                                        $ 29,283      $  6,494      $ 35,777      $ 31,158      $ (9,465)     $ 21,693
Taxable investments                             1,457         3,553         5,010        13,619          (219)       13,400
Tax-exempt investments                           (403)          171          (232)        1,138          (115)        1,023
Federal funds sold
  and other interest income                       811           538         1,349          (450)         (161)         (611)
                                             --------      --------      --------      --------      --------      --------
      TOTAL INTEREST-EARNING ASSETS            31,148        10,756        41,904        45,465        (9,960)       35,505

INTEREST-BEARING LIABILITIES:
Transaction accounts                              854         1,530         2,384         3,179          (710)        2,469
Savings deposits                                  109            (7)          102           505           (24)          481
Certificates of deposit                        13,508         6,777        20,285        10,627        (3,434)        7,193
                                             --------      --------      --------      --------      --------      --------
  Total interest-bearing deposits              14,471         8,300        22,771        14,311        (4,168)       10,143
FHLB advances                                   2,522         1,919         4,441         8,765          (679)        8,086
Long-term debt and other borrowings            (2,136)        1,273          (863)        6,004        (1,655)        4,349
                                             --------      --------      --------      --------      --------      --------
  Total borrowed funds                            386         3,192         3,578        14,769        (2,334)       12,435
                                             --------      --------      --------      --------      --------      --------
      TOTAL INTEREST-BEARING LIABILITIES       14,857        11,492        26,349        29,080        (6,502)       22,578
                                             --------      --------      --------      --------      --------      --------
       INCREASE (DECREASE)
          IN NET INTEREST INCOME             $ 16,291      $   (736)     $ 15,555      $ 16,385      $ (3,458)     $ 12,927
                                             ========      ========      ========      ========      ========      ========





PROVISION FOR LOAN LOSSES

         The provision for loan losses was $7.6 million in 2000, compared with $6.0 million in 1999, and $3.0 million in 1998. As a percentage of average outstanding loans, the provisions recorded for 2000, 1999, and 1998 were .45%,
 .43%, and .28%, respectively. Net loan charge-offs as a percentage of average outstanding loans for 2000 were .18%, compared with .15% for 1999 and .09% for 1998. The increase in the provision for loan loss in 2000 is primarily attributed to growth in the loan portfolio and the increased level of net charge-offs.

         The provision for loan losses is based on management's evaluation of inherent risks in the loan portfolio and the corresponding analysis of the allowance for loan losses. Additional discussion on loan quality and the allowance for loan losses is included in the Asset Quality section of this report.

NON-INTEREST INCOME

         Total non-interest income for 2000, excluding merger-related charges, was $18.9 million, compared with $15.7 million in 1999 and $13.0 million in 1998. The following table presents the components of non-interest income for 2000, 1999 and 1998.

TABLE 4 - NON-INTEREST INCOME
For the years ended December 31,
(in thousands)

                                                                                                 Change
                                                          2000         1999          1998       2000-1999
- ---------------------------------------------------------------------------------------------------------
Service charges on deposit accounts                     $ 7,436       $ 6,079       $ 5,187          22%
Consulting fees                                           4,984         3,055         2,241          63
Mortgage loan and related fees                            1,429         1,923         2,140         -26
Trust and brokerage fees                                  1,085           622           378          74
ATM fees                                                    811           631           330          29
Insurance commissions                                       876         1,059           628         -17
Securities gaines (losses), net                             (33)          544           804        -106
Other                                                     2,279         1,780         1,271          28
                                                       --------------------------------------------------
     Total                                             $ 18,867      $ 15,693      $ 12,979          20%
                                                       =================================================


         A significant source of non-interest income for United is service charges and fees on deposit accounts. Total deposit service charges and fees for 2000 were $7.4 million compared with $6.1 million in 1999. The growth of deposit service charge and fee revenue for 2000 and 1999 was primarily due to the increase in the number of deposit accounts.

         Consulting fees for 2000 were $5.0 million, an increase of $1.9 million, or 63%, over 1999. The increase reflects growth in the number of customers and expanded consulting services for network, internet banking, and web-site development.

         Mortgage loan and related fees for 2000 were $1.4 million, a decrease of 26% when compared with 1999. This decrease is the result of a continuation of a decline in volume of 1999 trends primarily due to the higher interest rate environment which reduced the market for mortgage refinancing. Substantially all of the fees were the result of originating approximately $116 million of residential mortgages that were subsequently sold into the secondary market, including the right to service these loans.

NON-INTEREST EXPENSE

         Total non-interest expense for 2000 was $73.7 million, compared with $63.5 million in 1999 and $53.1 million in 1998. Non-interest expense for 2000 and 1999, excludes $8.0 million and $1.8 million, respectively, of merger-related charges. These charges primarily consisted of employee contractual obligations, write-off of obsolete equipment and other merger costs. The following table presents the components of non-interest expense for the years ended December 31, 2000, 1999 and 1998.

TABLE 5 - NON-INTEREST EXPENSE
For the years ended December 31
(in thousands)

                                                                                       Change
                                                  2000           1999          1998   2000-1999
- -----------------------------------------------------------------------------------------------
Salaries and employee benefits                  $ 42,519      $ 36,550      $ 30,309     16%
Occupancy                                         12,158         8,756         7,066     39
Postage, printing and supplies                     3,547         3,782         2,381     -6
Advertising and public relations                   2,904         3,090         2,060     -6
Professional fees                                  2,816         2,754         1,567      2
Communications                                     1,806         1,686         1,224      7
Amortization of intangibles                          763           838           560     -9
Other expense                                      7,163         6,049         7,937     18
                                                -------------------------------------------
                                                $ 73,676      $ 63,505      $ 53,104     16%
                                                ===========================================



         Total salaries and benefits for 2000 of $42.5 million, increased by 16% over 1999. This increase was primarily due to adding staff to support business growth and strengthening of management at the holding company. At December 31, 2000, United had 968 full-time equivalent employees as compared with 906 at year-end 1999.

         Occupancy and equipment expense for 2000 of $12.2 million increased by 39% as compared with 1999. The increase in occupancy costs is primarily attributable to additional space to support growth in business and new offices.

         Communications expense, which includes data circuit costs, local phone service, long-distance service and cellular service increased by 7% during 2000.

         The efficiency ratio measures total operating expenses as a percentage of total revenue, excluding the provision for loan losses, net securities gains (losses) and merger-related expenses. United's efficiency ratio for 2000 was 65% as compared with 68% for 1999. The improvement in the efficiency ratio is due to managements' focus on controlling non-interest expenses and improving operating results.


INCOME TAXES

         Income taxes, as reported for 2000, were $6.6 million as compared with $7.0 million in 1999 and $7.4 million in 1998. The effective tax rates (as a percentage of pre-tax net income) for 2000, 1999 and 1998 were 31.1%, 30.4% and 32.2%, respectively. These effective rates are lower than the statutory tax rate primarily due to interest income on certain investment securities and loans that are exempt from income taxes. Additional information regarding income taxes can be found in Note 10 to the consolidated financial statements.


BALANCE SHEET REVIEW

         Total assets at December 31, 2000 were $2.5 billion, an increase of $144 million, or 6%, from December 31, 1999. On an average basis, total assets increased $314 million, or 15%, from 1999 to 2000. Average interest earning assets for 2000 were $2.3 billion, compared with $2.0 million for 1999, an increase of 15%.

LOANS

         Total loans averaged $1.7 billion in 2000, compared with $1.4 billion in 1999, an increase of 21%. At December 31, 2000, total loans were $1.8 billion, an increase of $228 million, or 15%, from December 31, 1999. Over the past five years, United has experienced strong loan growth in all markets, with particular strength in loans secured by real estate, both residential and non-residential. The following table presents a summary of the loan portfolio by category over that period.


TABLE 6 - LOANS OUTSTANDING
As of December 31,
(in thousands)

                                                      2000           1999          1998          1997          1996
- ---------------------------------------------------------------------------------------------------------------------
Commercial                                       $    177,009    $   151,112   $   141,743     $ 146,639    $ 135,838
Real estate - construction                            256,886        211,034       161,257       112,190       70,084
Real estate - mortgage                              1,194,625      1,034,790       745,739       593,725      429,617
Consumer                                              163,535        167,212       154,755       139,324      117,471
                                                 --------------------------------------------------------------------
   Total loans                                   $  1,792,055    $ 1,564,148   $ 1,203,494     $ 991,878    $ 753,010
                                                 ====================================================================


As a percentage of total loans:
   Commercial                                             10%            10%           12%           15%          18%
   Real estate - construction                             14             14            13            11            9
   Real estate - mortgage                                 67             66            62            60           57
   Consumer                                                9             10            13            14           16
                                                 --------------------------------------------------------------------
       Total                                             100%           100%          100%          100%         100%
                                                 ====================================================================



         Substantially all of United's loans are to customers located in Georgia and North Carolina, the immediate market areas of the Banks. This includes loan customers who have a seasonal residence in the Banks' market areas. The following table indicates United's loans by specific collateral type or loan purpose as of December 31, 2000:

TABLE 7 - LOANS BY  COLLATERAL  TYPE OR  PURPOSE
  As of  December  31,  2000
 (in thousands)

                                                                        Percent of
                                                                       Total Loans
                                                                       -----------
Secured by real estate:
    Residential - single family                      $      655,919         36%
    Non-farm, non-residential                               437,088         24
    Construction and land development                       256,886         14
    Home equity lines of credit                              61,909          4
    Farmland                                                 29,322          2
    Multi-family residential                                 10,387          1
                                                        -----------     ------
      Total loans secured by real estate                  1,451,511         81%
                                                        -----------     ------

Other loans:
    Commercial and industrial                               155,980          9
    Consumer installment loans                              152,634          8
    States and municipalities                                16,205          1
    Credit cards and other revolving lines of credit         10,901          1
    Agricultural production                                   4,824          -
                                                        -----------     ------
       Total other loans                                    340,544         19
                                                        -----------     ------
       Total loans                                   $    1,792,055        100%
                                                        ===========     ======

         As of December 31, 2000, United's 20 largest credit relationships consisted of loans and loan commitments ranging from $3.3 to $13.9 million, with an aggregate total credit exposure of $123.2 million. All of these credits have been underwritten in a prudent manner and structured to minimize United's potential exposure to loss.

         The following table sets forth the maturity distribution of real estate construction and commercial loans, including the interest rate sensitivity for loans maturing in greater than one year, as of December 31, 2000. United's loan policy does not permit automatic roll-over of matured loans.

TABLE 8 - LOAN PORTFOLIO MATURITY
As of  December 31, 2000
(in thousands)

                                                                                              Rate Structure for Loans
                                                          Maturity                            Maturing Over One Year
                                 ---------------------------------------------------------- --------------------------
                                    One Year     One through     Over Five                       Fixed       Floating
                                    or Less       Five Years       Years        Total             Rate         Rate
- ------------------------------------------------------------------------------------------- --------------------------
Commercial                        $      87,519       $ 66,810      $ 22,680   $ 177,009       $ 45,515      $ 43,975
Real estate - construction              214,803         42,083             -     256,886          3,353        38,730
                                  --------------------------------------------------------- --------------------------
     Total                        $     302,322      $ 108,893      $ 22,680   $ 433,895       $ 48,868      $ 82,705
                                  ========================================================= ==========================


ASSET QUALITY AND RISK ELEMENTS

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

         The provision for loan losses charged to earnings is based upon management's judgment of the amount necessary to maintain the allowance at a level adequate to absorb probable losses. The amount each year is dependent upon many factors including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, management's assessment of loan portfolio quality, the value of collateral, and economic factors and trends. The evaluation of these factors is performed by United's credit administration department through an analysis of the adequacy of the allowance for loan losses.

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

         United does not currently allocate the allowance for loan losses to the various loan categories and there were no significant changes in the estimation methods and assumptions used to determine the adequacy of the allowance for loan losses during 2000.

         The following table presents a summary of changes in the allowance for loan losses for each of the past five years.

TABLE 9 - ALLOWANCE FOR LOAN LOSS
Years Ended December 31,


                                                          2000           1999            1998           1997          1996
- ----------------------------------------------------------------------------------------------------------------------------
Balance beginning of period                          $    20,043    $    14,402     $    12,404      $   9,718    $   6,373
Provision for loan losses                                  7,631          5,966           3,014          3,251        1,937
Allowance for loan losses acquired
   from  subsidiary at acquisition date                        -          1,822               -              -        1,813
Charged-offs:                                                                 -
     Commercial                                              676            362             476            200          472
     Real estate - construction                                -              4               -              -            -
     Real estate - residential mortgage                      567            782             299            167           19
     Consumer                                              2,494          2,038             849            739          410
                                                    ------------------------------------------------------------------------
         Total loans charged-off                           3,737          3,186           1,624          1,106          901
                                                    ------------------------------------------------------------------------
Recoveries:
     Commercial                                              167            180             296             29          363
     Real estate - construction                                -              5               -              -            -
     Real estate - residential mortgage                       59            331              68            317           52
     Consumer                                                535            523             244            195           81
                                                    ------------------------------------------------------------------------
          Total recoveries                                   761          1,039             608            541          496
                                                    ------------------------------------------------------------------------
      Net charge-offs                                      2,976          2,147           1,016            565          405
                                                    ------------------------------------------------------------------------
Balance end of period                                $    24,698    $    20,043     $    14,402      $  12,404    $   9,718
                                                    ========================================================================
Total loans:
   At year-end                                       $ 1,792,055    $ 1,564,148     $ 1,203,495      $ 991,878    $ 753,010
   Average                                             1,687,970      1,396,384       1,095,452        885,092      648,712

Allowance as a percentage of year-end loans                1.38%          1.28%           1.20%          1.25%        1.29%
Average loans as a percent of:
   Net charge-offs                                         0.18           0.15            0.09           0.06         0.06
   Provision for loan losses                               0.45           0.43            0.28           0.37         0.30
Allowance as a percentage of non-performing loans           444            700             832            872          496

         Management believes that the allowance for loan losses at December 31, 2000 is sufficient to absorb losses inherent in the loan portfolio as of that date based on the best information available. This assessment involves uncertainty and judgment; therefore, the adequacy of the allowance for loan losses cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examination of the Banks, may require additional charges to the provision for loan losses in future periods if the results of their review warrant.


NON-PERFORMING ASSETS

         Non-performing assets, which include non-accrual loans and accruing loans past due over 90 days, totaled $5.6 million at year-end 2000, compared with $2.9 million at December 31, 1999. At December 31, 2000, the ratio of non-performing loans to total loans was .31%, compared with .18% at year-end 1999. Non-performing assets, which include non-performing loans and foreclosed real estate, totaled $6.7 million at December 31, 2000, compared with $3.7 million at year-end 1999.

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

         There were no commitments to lend additional funds to customers whose loans were on non-accrual status at December 31, 2000. The table below summarizes United's non-performing assets for each of the last five years.

TABLE 10 - NON-PERFORMING ASSETS
As of  December 31,
(in thousands)

                                                     2000           1999            1998            1997           1996
- --------------------------------------------------------------------------------------------------------------------------
Non-accrual loans                                   $ 4,605        $ 2,106         $ 1,183           $ 839        $ 1,274
Loans past due 90 days or more and accruing             956            758             547             583            685
                                                --------------------------------------------------------------------------
     Total non-performing loans                       5,561          2,864           1,730           1,422          1,959
Other real estate owned                               1,155            788             544             630            599
                                                --------------------------------------------------------------------------
     Total non-performing assets                    $ 6,716        $ 3,652         $ 2,274         $ 2,052        $ 2,558
                                                ==========================================================================

Non-performing loans as a percentage
     of total loans                                   0.31%          0.18%           0.14%           0.14%          0.26%
Non-performing assets as a percentage
     of total assets                                  0.27           0.15            0.13            0.15           0.24


         At December 31, 2000, United had $5.1 million of loans which were not classified as non-performing but for which known information about the borrowers' financial condition caused management to have concern about the ability of the borrowers to comply with the repayment terms of the loans. These loans were identified through the loan review process described in the Asset Quality and Risk Elements section of this discussion above that provides for assignment of a risk rating based on a ten-grade scale to all commercial and commercial real estate loans. Based on the evaluation of current market conditions, loan collateral, other secondary sources of repayment and cash flow generation, management does not anticipate any significant losses related to these loans. These loans are subject to continuing management attention and are considered in the determination of the allowance for loan losses.

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

         Total average securities increased 6% during 2000 and 76% during 1999. The substantial increase in the average balance in 1999 was related to an expansion of the United's leveraging program. The following table shows the carrying value of United's securities, by security type, as of December 31, 2000, 1999 and 1998.

TABLE 11 - CARRYING VALUE OF INVESTMENT SECURITIES
As of  December 31, 2000
(in thousands)

                                                             2000            1999           1998
- ---------------------------------------------------------------------------------------------------
Held to maturity securities:
      U.S. Treasury                                      $        -       $      -       $     498
      U.S. Government agencies                                    -           6,821          8,700
      State and political subdivisions                            -           3,371         57,104
      Mortgage-backed securities                                  -             796          3,499
      Other                                                       -               -            913

                                                         ------------------------------------------
           Total securites held to maturity                       -          10,988         70,714
                                                         ------------------------------------------

Available for sale securities:
      U.S. Treasury                                           6,034          32,400         35,366
      U.S. Government agencies                              108,362         134,949         72,043
      State and political subdivisions                       83,976          82,589         25,175
      Mortgage-backed securities                            301,363         305,533        228,811
      Other                                                  32,376          23,238         11,212
                                                         ------------------------------------------
           Total available for sale                         532,111         578,709        372,607
                                                         ------------------------------------------
           Total securities                              $  532,111       $ 589,697      $ 443,321
                                                         ==========================================


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

         During the fourth quarter of 1998, management initiated a leverage program designed to make optimal utilization of United's assets and capital. This program provides for using borrowed funds (principally FHLB advances) secured by mortgage loans and securities of the Banks to purchase additional securities. The securities purchased in conjunction with the leverage program during 1998 and 1999 are primarily mortgage backed pass-through and other mortgage backed securities, including collateralized mortgage obligations ("CMOs"). During 2000, proceeds from paydowns and maturities of the leverage securities were used to fund loan growth and reduced associated leverage program borrowings.

         At December 31, 2000, United had 27% of its total investment portfolio in mortgage backed pass-through securities, all of which are issued or backed by Federal agencies, compared with 23% at December 31, 1999. United did not have securities of any issuer in excess of 10% of equity at year-end 2000 or 1999. Other mortgage-backed securities, including CMOs, represented 29% of the total securities portfolio at December 31, 2000, compared with 21% at year-end 1999. Approximately 75% of the other mortgage-backed securities portfolio was collateralized by mortgage-backed securities issued or backed by Federal agencies as of December 31, 2000. See Note 4 to the consolidated financial statements for further discussion of investment portfolio and related fair value and maturity information.

DEPOSITS

         Total average deposits for 2000 were $1.9 billion, an increase of $282 million, or 17% from 1999. Average non-interest bearing demand deposit accounts increased $30 million, or 14%, and average interest bearing transaction accounts increased $22 million, or 6%, from 1999. Average time deposits for 2000 were $1.2 billion, an increase of 23% from 1999.

         Time deposits of $100,000 and greater totaled $383 million at December 31, 2000, compared with $349 million at year-end 1999. During 1999, United began to utilize "brokered" time deposits, issued in certificates of less than $100,000, as an alternative source of cost-effective funding. Average brokered time deposits outstanding in 2000 and 1999 were $53.9 and $23.0 million, respectively. Total interest paid on time deposits of $100,000 and greater during 2000 was $20.2 million. The following table sets forth the scheduled maturities of time deposits of $100,000 and greater and brokered time deposits at December 31, 2000.

TABLE 12 - MATURITIES OF TIME DEPOSITS OF $100,000 AND GREATER AND BROKERED DEPOSITS As of December 31, 2000 (in thousands)

$100,000 and Greater:
Three months or less                   $  102,509
Three to six months                       111,821
Six to twelve months                      110,381
Over one year                              58,267
                                         ---------
     Total                             $  382,978
                                         =========

Brokered Deposits:
Three months or less                   $   11,900
Three to six months                         8,500
Six to twelve months                       15,000
Over one year                              17,500
                                         ---------
     Total                             $   52,900
                                         =========

SHORT-TERM BORROWINGS

         At December 31, 2000, all of the Banks were shareholders in the Federal Home Loan Bank of Atlanta. Through this affiliation, secured advances totaling $257 million were outstanding at rates competitive with time deposits of like maturities. United anticipates continued utilization of this short and long term source of funds to minimize interest rate risk. The FHLB advances outstanding at December 31, 2000 had both fixed and floating interest rates ranging from 4.35% to 7.81%. Approximately 15% of the FHLB advances mature prior to December 31, 2001. Additional information regarding FHLB advances, including scheduled maturities, is provided in Note 8 to the consolidated financial statements.

INTEREST RATE SENSITIVITY MANAGEMENT

         The absolute level and volatility of interest rates can have a significant impact on United's profitability. The objective of interest rate risk management is to identify and manage the sensitivity of net interest income to changing interest rates to achieve United's overall financial goals. Based on economic conditions, asset quality and various other considerations, management establishes tolerance ranges for interest rate sensitivity and manages within these ranges.

         The Company's net interest income, and the fair value of its financial instruments, are influenced by changes in the level of interest rates. The Company manages its exposure to fluctuations in interest rates through policies established by Asset/Liability Management Committee ("ALCO") of its Subsidiary Banks. The ALCO meets periodically and has responsibility for approving asset/liability management policies, formulating and implementing strategies to improve balance sheet positioning and/or earnings and reviewing the interest rate sensitivity of the Company.

         Management utilizes an interest rate simulation model to estimate the sensitivity of net interest income to changes in interest rates. Such estimates are based upon a number of assumptions for each scenario, including the level of balance sheet growth, deposit repricing characteristics and the rate of prepayments.

         Interest rate sensitivity is a function of the repricing characteristics of United's portfolio of assets and liabilities. These repricing characteristics are the time frames within which the interest bearing assets and liabilities are subject to change in interest rates either at replacement, repricing or maturity during the life of the instruments. Interest rate sensitivity management focuses on the maturity structure of assets and liabilities and their repricing characteristics during periods of changes in market interest rates. Effective interest rate sensitivity management seeks to ensure that both assets and liabilities respond to changes in interest rates within an acceptable timeframe, thereby minimizing the impact of interest rate changes on net interest income. Interest rate sensitivity is measured as the difference between the volumes of assets and liabilities in United's current portfolio that are subject to repricing at various time horizons: immediate; one to three months; four to twelve months; one to five years; over five years, and on a cumulative basis. The differences are known as interest sensitivity gaps. The following table shows interest sensitivity gaps for these different intervals as of December 31, 2000.

TABLE 13 - INTEREST RATE GAP SENSITIVITY
As of  December 31, 2000
(in thousands)

                                                                    Interest Sensitivity Periods in Months
                                                  Immediate     1 to 3       4 to 12     13 to 60      Over 60      Total
- -----------------------------------------------------------------------------------------------------------------------------
Interest earning assets:
     Interest bearing deposits with banks        $    2,404   $     --     $     --     $     --     $     --       $    2,404
     Federal funds sold                              19,780         --           --           --           --           19,780
     Securities                                      22,619       53,597       67,836      254,779      133,280        532,111
     Mortgage loans held for sale                      --          6,125         --           --           --            6,125
     Loans                                          513,360      299,461      497,986      404,561       76,687      1,792,055
                                                 -----------------------------------------------------------------------------
        Total interest-earning assets               558,163      359,183      565,822      659,340      209,967      2,352,475
                                                 -----------------------------------------------------------------------------

Interest bearing liabilities:
     Demand deposits                                413,978         --           --           --           --          413,978
     Savings deposits                                86,568         --           --           --           --           86,568
     Time deposits                                     --        298,971      698,458      240,355          160      1,237,944
     Fed funds purchased/repurchase agreements       52,640         --           --           --           --           52,640
     FHLB advances                                     --         19,780       19,780      138,868       78,797        257,225
     Notes payable                                     --           --          1,743         --           --            1,743
     Convertible subordinated debentures               --           --           --           --          3,500          3,500
     Trust preferred securities                        --           --           --           --         36,000         36,000
                                                 -----------------------------------------------------------------------------
        Total interest-bearing liabilities          553,186      318,751      719,981      379,223      118,457      2,089,598
Interest rate swaps, net                           (140,000)        --           --           --           --         (140,000)
Non-interest bearing sources of funds                  --           --           --           --        257,376        257,376
                                                 -----------------------------------------------------------------------------
Interest sensitivity gap                           (135,023)      40,432     (154,159)     280,117       91,510
                                                 -----------------------------------------------------------------------------
Cumulative sensitivity gap                       $ (135,023)  $  (94,591)  $ (248,750)  $   31,367   $  122,877
                                                 ==========   ==========   ==========   ==========   ==========

Cumulative gap percent(1)                               -6%         -4%       -11%          1%        5%


(1) Cumulative interest rate sensitivity position as a percent of average total interest-earning assets.

         As seen in the preceding table, during the first year 76% of interest bearing liabilities will reprice compared with 63% of all interest earning assets. Changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. In addition, the interest rate spread between an asset and its supporting liability can vary significantly while the timing of repricing for both the asset and the liability remains the same, thus impacting net interest income. This characteristic is referred to as basis risk and generally relates to the possibility that the repricing characteristics of short-term assets tied to United's prime lending rate are different from those of short-term funding sources such as certificates of deposit.

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

                  The following table presents the expected maturity of the total securities by maturity date and average yields based on amortized cost (for all obligations on a fully taxable basis) at December 31, 2000. The composition and maturity/repricing distribution of the securities portfolio is subject to change depending on rate sensitivity, capital and liquidity needs.

TABLE 14 - EXPECTED MATURITY OF AVAILABLE FOR SALE SECURITIES
As of  December 31, 2000
(in thousands)

                                                                          Maturity By Years
                                              --------------------------------------------------------------------
                                                  1 or Less       1 to 5         5 - 10      Over 10       Total
- ------------------------------------------------------------------------------------------------------------------
      U.S. Treasury                                $  4,110     $   1,924      $    -      $    -       $   6,034
      U.S. Government agencies                        8,266        76,853        19,515        3,728      108,362
      State and political subdivisions                3,966        31,969        26,868       21,173       83,976
      Other securities (1)                               50         8,692        23,634      301,363      333,739
                                                ------------------------------------------------------------------
         Total securities available for sale       $ 16,392     $ 119,438      $ 70,017    $ 326,264    $ 532,111
                                                =================================================================

      Weighted average yield (2)                      6.65%         6.46%         6.33%        5.85%        6.44%

(1) Includes mortgage-backed securities.
(2) Based on amortized cost.

         To assist in achieving a desired level of interest rate sensitivity, United has entered into off-balance sheet contracts that are considered derivative financial instruments during 2000, 1999 and 1998. Derivative financial instruments can be a cost and capital effective means of modifying the repricing characteristics of on-balance sheet assets and liabilities. These contracts include interest rate swaps under which United pays a variable rate and receives a fixed rate, and interest rate cap contracts for which United pays an up-front premium in exchange for a variable cash flow if interest rates exceed the cap contract rate.

         The cost of the cap contracts is included in other assets in the consolidated balance sheet and is being amortized on a straight-line basis over the five-year term of the contracts. The following table presents United's cap contracts outstanding at December 31, 2000.

TABLE 15 - CAP CONTRACTS
As of  December 31, 2000
(in thousands)

                                       NOTIONAL      CONTRACT       CONTRACT      FAIR
           Maturity                     Amount         Index          Rate        Value
                                ---------------------------------------------------------
                 August 31, 2001        $ 5,000        Prime            10%       $ --
                 August 27, 2001         20,000        Prime            10          --
                                        -------                                   -----
                           Total        $25,000                                   $ --
                                        =======                                   ====



         The following table presents United's swap contracts outstanding at December 31, 2000.


TABLE 16 - SWAP CONTRACTS
As of  December 31, 2000
(in thousands)

                                     NOTIONAL        RATE        RATE        FAIR
           Maturity                   Amount       Received     Paid (1)     Value
                                ---------------------------------------------------
                  April 2, 2001     $ 15,000        8.41%        9.50%       $ (37)
                  April 5, 2001       10,000        9.50%        9.50%           2
                    May 8, 2001       10,000        8.26%        9.50%         (52)
                   June 7, 2001       10,000        8.69%        9.50%         (20)
                  July 27, 2001       10,000        8.85%        9.50%         (18)
               October 12, 2001       10,000        9.11%        9.50%          12
                   June 7, 2002       10,000        9.05%        9.50%          44
                  June 14, 2002       10,000        9.12%        9.50%          55
                  June 24, 2002       20,000        8.80%        9.50%          70
                  July 29, 2002       25,000        9.04%        9.50%         125
                August 10, 2002       10,000        9.60%        9.50%         139
                                ---------------------------------------------------
Total/weighted average             $ 140,000        8.93%        9.50%       $ 320
                                ===================================================

(1) Based on prime rate at December 31, 2000.


         Effective January 1, 1999, United adopted SFAS No. 133, as amended by SFAS No. 137 and 138 which requires all derivative financial instruments be included and recorded at fair value on the balance sheet. Currently, all of United's derivative financial instruments are classified as fair value hedges. Fair value hedges recognize currently in earnings both the impact of change in the fair value of the derivative financial instrument and the offsetting impact of the change in fair value of the hedged asset or liability. At December 31, 2000, United's derivative financial instruments had an aggregate positive fair value of $320,000.

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

      The primary objectives of asset/liability management are to provide for adequate liquidity to meet the needs of customers and to maintain an optimal balance between interest-sensitive assets and interest-sensitive liabilities, so that United can also meet the investment requirements of its shareholders as market interest rates change. Daily monitoring of the sources and use of funds is necessary to maintain a position that meets both requirements.

      The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and the maturities and sales of securities. Mortgage loans held for sale totaled $6.1 million at December 31, 2000, and typically turn over every 45 days as the closed loans are sold to investors in the secondary market. Real estate-construction and commercial loans that mature in one year or less amounted to $302 million, or 17%, of the total loan portfolio at December 31, 2000. Other short-term investments such as federal funds sold are additional sources of liquidity.

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

      As disclosed in United's consolidated statements of cash flows, net cash provided by operating activities was $19 million during 2000. The major sources of cash provided by operating activities are net income partially offset by changes in other assets and other liabilities. Net cash used in investing activities of $171 million consisted primarily of a net increase in loans of $232 million and securities purchases of $79 million funded largely by sales, maturities and paydowns of securities of $149 million. Net cash provided by financing activities provided the remainder of funding sources for 2000. The $121 million of net cash provided by financing activities consisted primarily of a $126 million net increase in deposits and a net increase in FHLB advances of $37 million. In the opinion of management, United's liquidity position at December 31, 2000, is sufficient to meet its expected cash flow requirements.


CAPITAL RESOURCES AND DIVIDENDS

      Stockholders' equity at December 31, 2000 was $158 million, an increase of $39.1 million, or 33%, from December 31, 1999. Accumulated other comprehensive income (loss) is not included in the calculation of regulatory capital adequacy ratios. Excluding the change in the accumulated other comprehensive gain, stockholders' equity increased by 25%. Dividends of $2.9 million, or $.30 per share, were declared on common stock in 2000, an increase of 50% per share from the amount declared in 1999. The dividend payout ratios for 2000 and 1999 were 21% and 13%, respectively. United has historically retained the majority of its earnings to provide a cost effective source of capital for continued growth and expansion. However, in recognition that cash dividends are an important component of shareholder value, management has instituted a dividend program that provides for increased cash dividends when earnings and capital levels permit.

      On December 31, 1996, United completed a private placement of convertible subordinated debentures due December 31, 2006 (the "2006 Debentures"). The 2006 Debentures bear interest at the rate of 25 basis points over the prime rate, as quoted in the Wall Street Journal, payable quarterly. The 2006 Debentures may be redeemed, in whole or in part, on or after January 1, 1998, at the option of

United upon at least 20 days and not more than 60 days notice, at a redemption price equal to 100% of the principal amount of the debentures to be redeemed plus interest accrued and unpaid as of the date of redemption. The holders of the 2006 Debentures have the right, exercisable at any time up to December 31, 2006, to convert such debentures at the principal amount thereof into shares of Common Stock of United at the conversion price of $25 per share, subject to adjustment for stock splits and stock dividends.

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

                  United's Tier I capital, which excludes other comprehensive income, consists of stockholders' equity and qualifying capital securities less goodwill and deposit-based intangibles, totaled to $186 million at December 31, 2000. Tier II capital components include supplemental capital components such as a qualifying allowance for loan losses and qualifying subordinated debt. Tier I capital plus Tier II capital components is referred to as Total Risk-based Capital and was $212 million at December 31, 2000. The percentage ratios, as calculated under the guidelines, were 10.3% and 11.8% for Tier I and Total Risk-based Capital, respectively, at December 31, 2000.

                  A minimum leverage ratio is required in addition to the risk-based capital standards and is defined as period end stockholders' equity and qualifying capital securities, less other comprehensive income, goodwill and deposit-based intangibles divided by average assets adjusted for goodwill and deposit-based intangibles. Although a minimum leverage ratio of 3% is required for the highest-rated bank holding companies which are not undertaking significant expansion programs, the Federal Reserve Board requires a bank holding company to maintain a leverage ratio greater than 3% if it is experiencing or anticipating significant growth or is operating with less than well-diversified risks in the opinion of the Federal Reserve Board. The Federal Reserve Board uses the leverage and risk-based capital ratios to assess capital adequacy of banks and bank holding companies. United's leverage ratios at December 31, 2000 and 1999 were 7.5% and 5.9%, respectively.

                  All three of the capital ratios of United and the Banks currently exceed the minimum ratios required in 2000 as defined by federal regulators. United monitors these ratios to ensure that United and the Banks remain within regulatory guidelines. Further information regarding the actual and required capital ratios of United and the Banks is provided in Note 12 to the consolidated financial statements.

IMPACT OF INFLATION AND CHANGING PRICES

                  A bank's asset and liability structure is substantially different from that of an industrial firm in that primarily all assets and liabilities of a bank are monetary in nature, with relatively little investments in fixed assets or inventories. Inflation has an important impact on the growth of total assets and the resulting need to increase equity capital at higher than normal rates to maintain an appropriate equity to assets ratio.

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

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
           RISK


 Market Risk Information
 (in thousands)                                      Principal/Notional Amounting Maturing in:
 Rate-sensitive assets:                           2001            2002            2003            2004           2005
 ----------------------------------------------------------------------------------------------------------------------
Fixed interest rate loans                    $   436,090      $  147,785     $  97,181      $  54,828       $  39,515
Average interest rate                              9.63%           9.40%          9.59%          8.96%          9.38%

Variable interest rate loans                     567,497          49,144         45,603         22,584         24,197
Average interest rates                            10.06%           8.11%          8.29%          7.08%          7.50%

Fixed interest rate securities                    97,930          87,313         62,259         63,609         41,245
Average interest rate                              6.25%           6.45%          6.31%          6.41%          6.57%

Variable interest rate securities                  1,468             516            524          1,405            495
Average interest rate                              6.60%           6.65%          6.67%          6.80%          6.85%

Other interest bearing assets                     22,184            --             --             --             --
Average interest rate                              6.50%           0.00%          0.00%          0.00%          0.00%


Rate-sensitive liabilities:
- ----------------------------------------------------------------------------------------------------------------------

Savings and interest bearing checking        $   500,546      $     --       $     --       $     --        $    --
Average interest rate                              3.90%           0.00%          0.00%          0.00%          0.00%

Fixed interest rate time deposits                994,947         188,242         32,393         12,529          6,293
Average interest rate                              6.38%           6.59%          6.58%          6.24%          7.06%

Variable interest rate time deposits               3,348              32           --             --             --
Average interest rate                              7.98%           7.37%          0.00%          0.00%          0.00%

Fixed interest rate borrowings                   122,167          39,474         32,428         55,867            532
Average interest rate                              6.69%           6.79%          6.08%          6.10%          5.97%

Variable interest rate borrowings                 64,640            --             --             --             --
Average interest rate                              6.73%           0.00%          0.00%          0.00%          0.00%


Rate-sensitive derivative
financial instruments:
- ----------------------------------------------------------------------------------------------------------------------

Pay variable interest rate swaps - Prime     $    65,000      $  75,000      $     --       $     --        $    --
Average receive rate                               8.77%           9.10%          0.00%          0.00%          0.00%

Interest rate caps - Prime                        25,000            --             --             --             --
Average strike rate                               10.00%           0.00%          0.00%          0.00%          0.00%




 Market Risk Information
 (in thousands)
  (Continued)

                                                                 Total            Total
                                             Thereafter          2000              1999
                                              -------------------------------------------------
Fixed interest rate loans                     $ 60,479         $ 835,878         $ 696,070
Average interest rate                             8.24%             9.45%             8.72%

Variable interest rate loans                    253,277           962,302           874,404
Average interest rates                            7.50%             9.10%             8.83%

Fixed interest rate securities                  132,831           485,187           537,698
Average interest rate                             6.40%             6.38%             7.16%

Variable interest rate securities                42,516            46,924            51,999
Average interest rate                             6.87%             6.85%             6.69%

Other interest bearing assets                      --              22,184            35,541
Average interest rate                             0.00%             6.50%             6.10%


Rate-sensitive liabilities:
- -------------------------------------------------------------------------------------------------

Savings and interest bearing checking         $    --          $  500,546        $  478,611
Average interest rate                             0.00%             3.90%             3.60%

Fixed interest rate time deposits                   160         1,234,564         1,161,032
Average interest rate                             5.54%             6.42%             5.75%

Variable interest rate time deposits               --               3,380             3,378
Average interest rate                             0.00%             7.98%             6.99%

Fixed interest rate borrowings                   36,000           286,468           329,360
Average interest rate                             9.35%             6.31%             5.71%

Variable interest rate borrowings                  --              64,640            39,786
Average interest rate                             0.00%             6.73%             6.39%


Rate-sensitive derivative
financial instruments:
- -------------------------------------------------------------------------------------------------


Pay variable interest rate swaps - Prime        $  --           $ 140,000         $ 150,000
Average receive rate                              0.00%             8.95%             8.97%

Interest rate caps - Prime                         --              25,000            45,000
Average strike rate                               0.00%            10.00%             8.50%




ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The consolidated financial statements of the registrant and report of independent auditors are included herein as follows:

                             UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

                                     INDEX TO FINANCIAL STATEMENTS


                                                                                                 Page
                                                                                                 ----

Report of Independent Certified Public Accountants                                               35
Consolidated Balance Sheets as of December 31, 2000 and 1999                                     36
Consolidated Statements of Income for the year ended
         December 31, 2000, 1999 and 1998                                                        37
Consolidated Statements of Comprehensive Income
         for the years ended December 31, 2000, 1998 and 1998                                    38
Consolidated Statements of Changes in Shareholders' Equity
         for the years ended December 31, 2000, 1999 and 1998                                    39
Consolidated Statements of Cash Flows for the years ended
         December 31, 2000, 1999 and 1998                                                        40
Notes to Consolidated Financial Statements                                                       41 - 58

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




The Board of Directors and Stockholders
United Community Banks, Inc.
Blairsville, Georgia

We have audited the accompanying consolidated balance sheets of United Community Banks, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 1999 and 1998 consolidated financial statements of Independent Bancshares, Inc. and subsidiary or the 1999 and 1998 consolidated financial statements of North Point Bancshares, Inc. and subsidiary, which were pooled with United Community Banks, Inc. in 2000 as explained in note 2 to the consolidated financial statements. The statements are included in the accompanying consolidated financial statements and reflect total assets of $251,580,000 as of December 31, 1999 and net income of $2,630,000 and $2,736,000 for the years ended December 31, 1999 and 1998, respectively. Those statements were audited by other auditors whose reports have been furnished to us and our opinion, insofar as it relates to these amounts, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Community Banks, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with generally accepted accounting principles.


/s/ Porter Keadle Moore LLP

PORTER KEADLE MOORE LLP

Atlanta, Georgia
February 23, 2001

                            UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEETS
                                  AS OF DECEMBER 31, 2000 AND 1999
                                               ASSETS
                                           (in thousands)

                                                                        2000              1999
                                                                    -----------         -----------
Cash and due from banks                                             $    80,109         $    98,322
Interest bearing deposits in banks                                        2,404               2,981
Federal funds sold                                                       19,780              32,560
                                                                    -----------         -----------
       Cash and cash equivalents                                        102,293             133,863
Securities available for sale                                           532,111             578,709
Securities held to maturity (fair value of $9,953 in 1999)                 --                10,988
Mortgage loans held for sale                                              6,125               6,326

Loans                                                                 1,792,055           1,564,148
     Less - Allowance for loan losses                                   (24,698)            (20,043)
                                                                    -----------         -----------
       Loans, net                                                     1,767,357           1,544,105
Premises and equipment, net                                              56,930              56,456
Interest receivable                                                      25,384              19,954
Other assets                                                             38,679              34,277
                                                                    -----------         -----------
       Total assets                                                 $ 2,528,879         $ 2,384,678
                                                                    ===========         ===========

                                LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Deposits:
     Demand                                                         $   257,375         $   226,358
     Interest-bearing demand                                            413,978             394,139
     Savings                                                             86,568              84,472
     Time                                                             1,237,944           1,164,410
                                                                    -----------         -----------
       Total deposits                                                 1,995,865           1,869,379
   Accrued expenses and other liabilities                                23,518              26,841
   Federal funds purchased                                               48,640              27,490
   Repurchase agreements                                                  4,000               4,322
   Federal Home Loan Bank advances                                      257,225             294,279
   Long-term debt                                                        41,243              43,055
                                                                    -----------         -----------
       Total liabilities                                              2,370,491           2,265,366
                                                                    -----------         -----------
Commitments
Stockholders' equity:
   Preferred stock, $1 par value; $10 stated value;
     10,000,000 shares authorized; issued 287,410                         2,874                --
   Common stock, $1 par value; 50,000,000 shares authorized;
      issued 10,513,949 and 10,093,572                                   10,514              10,094
   Capital surplus                                                       59,386              44,001
   Retained earnings                                                     85,718              74,813
   Accumulated other comprehensive loss                                    (104)             (9,596)
                                                                    -----------         -----------
       Total stockholders' equity                                       158,388             119,312
                                                                    -----------         -----------
       Total liabilities and stockholders' equity                   $ 2,528,879         $ 2,384,678
                                                                    ===========         ===========

See accompanying notes to consolidated financial statements.

                                  UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF INCOME
                               FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                      (in thousands, except per share data)


                                                                       2000              1999             1998
                                                                    ---------         ---------        ---------
  Interest income:
    Interest and fees on loans                                      $ 170,538         $ 134,986        $ 113,352
    Interest on federal funds sold and deposits in banks                2,999             1,650            2,261
    Interest on investment securities:
     Taxable                                                           33,182            28,172           14,772
     Tax exempt                                                         4,029             4,184            3,501
                                                                    ---------         ---------        ---------
     Total interest income                                            210,748           168,992          133,886
                                                                    ---------         ---------        ---------
  Interest expense:
    Interest on deposits:
     Demand                                                            17,062            14,678           12,209
     Savings                                                            2,413             2,311            1,830
     Time                                                              74,011            53,726           46,533
                                                                    ---------         ---------        ---------
                                                                       93,486            70,715           60,572
    Other borrowings                                                   23,105            19,527            7,092
                                                                    ---------         ---------        ---------
       Total interest expense                                         116,591            90,242           67,664
                                                                    ---------         ---------        ---------
       Net interest income                                             94,157            78,750           66,222
  Provision for loan losses                                             7,631             5,966            3,014
                                                                    ---------         ---------        ---------
       Net interest income after provision for loan losses             86,526            72,784           63,208
  Non-interest income:
     Service charges and fees                                           7,436             6,079            5,187
     Consulting fees                                                    4,984             3,055            2,241
     Mortgage loan and other related fees                               1,429             1,923            2,140
     Securities (losses) gains, net                                    (2,687)              544              804
     Other                                                              5,051             4,092            2,607
                                                                    ---------         ---------        ---------
       Total non-interest income                                       16,213            15,693           12,979
                                                                    ---------         ---------        ---------
  Non-interest expense:
     Salaries and employee benefits                                    46,134            37,242           30,309
     Occupancy                                                         13,966            10,866            8,290
     Other                                                             21,556            17,242           14,505
                                                                    ---------         ---------        ---------
       Total non-interest expense                                      81,656            65,350           53,104
                                                                    ---------         ---------        ---------
       Income before income taxes                                      21,083            23,127           23,083
  Income taxes                                                          6,566             7,029            7,433
                                                                    ---------         ---------        ---------
       Net income                                                   $  14,517         $  16,098        $  15,650
                                                                    =========         =========        =========
       Net income available to common shareholders                  $  14,474         $  16,098        $  15,650
                                                                    =========         =========        =========
  Earnings per share:
       Basic                                                        $    1.41         $    1.60        $    1.57
       Diluted                                                           1.39              1.56             1.54
  Weighted average shares outstanding (in thousands):
       Basic                                                           10,300            10,079            9,999
       Diluted                                                         10,597            10,421           10,306


See accompanying notes to consolidated financial statements

                                      UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                                      (in thousands)

                                                                                 2000             1999            1998
                                                                               --------        --------         --------
Net income                                                                     $ 14,517        $ 16,098         $ 15,650
                                                                               --------        --------         --------
Other comprehensive income:
   Unrealized holding gains (losses) on investment securities                    12,642         (17,389)           1,787
   Reclassification adjustment for losses (gains) on
     investment securities included in non-interest income                        2,687            (544)            (804)
                                                                               --------        --------         --------
       Total other comprehensive income (loss), before income taxes              15,329         (17,933)             983
                                                                               --------        --------         --------

Income tax expense (benefit) related to the above items:
   Unrealized holding gains (losses) on investment securities                     4,820          (6,583)             676
   Reclassification adjustment for losses (gains) on
     investment securities                                                        1,017            (206)            (306)
                                                                               --------        --------         --------
       Total income tax expense (benefit)                                         5,837          (6,789)             370
                                                                               --------        --------         --------
       Net unrealized holdings gains (losses), on investment securities           9,492         (11,144)             613
                                                                               --------        --------         --------
       Total comprehensive income                                              $ 24,009        $  4,954         $ 16,263
                                                                               ========        ========         ========




See accompanying notes to consolidated financial statements.

                                        UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                    FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                              (in thousands, except share data)
<




                                                                                       Preferred      Common     Capital
                                                                                         Stock        Stock      Surplus
                                                                                         -----        -----      -------
Balance, December 31, 1997, as restated                                             $    --       $   9,726     $  40,922
                                                                                    ---------     ---------     ---------
Net income                                                                               --            --            --
Cash dividends declared ($.15 per share)                                                 --            --            --
Cash dividends declared by pooled subsidiaries                                           --            --            --
Common stock offering, net (issued 101,724 shares)                                       --             102         1,458
Common stock (issued 8,500 shares)                                                       --               8           109
Net unrealized holding gains on investment securities                                    --            --            --

  Balance, December 31, 1998                                                             --           9,836        42,489
Net income                                                                               --            --            --
Cash dividends declared ($.20 per share)                                                 --            --            --
Cash dividends declared by pooled subsidiaries                                           --            --            --
Common stock (issued 30,546 shares)                                                      --              31           311
Stock dividends declared by pooled subsidiaries (issued 191,642 shares)                  --             192           236
Proceeds from capital investments into pooled subsidiary (issued 35,423 shares)          --              35           965
Net unrealized holding losses on investment securities                                   --            --            --
                                                                                    ---------     ---------     ---------


  Balance, December 31, 1999                                                             --          10,094        44,001
Net income                                                                               --            --            --
Cash dividends declared ($.30 per share)                                                 --            --            --
Cash dividends declared by pooled subsidiaries                                           --            --            --
Common stock offering, net (issued 418,377 shares)                                       --             418        15,346
Common stock (issued 2,000 shares)                                                       --               2            39
Preferred stock (issued 287,410 shares)                                                 2,874          --            --
Dividends declared on preferred stock ($.15 per share)                                   --            --            --
Net unrealized holding gains on investment securities                                    --            --            --
                                                                                    ---------     ---------     ---------
  Balance, December 31, 2000                                                        $   2,874     $  10,514     $  59,386
                                                                                    =========     =========     =========



                                        UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                    FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                              (in thousands, except share data)


(CONTINUED)


                                                                                               Accumulated
                                                                                                   Other
                                                                                    Retained    Comprehensive
                                                                                    Earnings    Income (Loss)       Total
                                                                                    --------    -------------       -----
Balance, December 31, 1997, as restated                                             $  47,795      $     935      $  99,378
                                                                                    ---------      ---------      ---------
Net income                                                                             15,650           --           15,650
Cash dividends declared ($.15 per share)                                               (1,182)          --           (1,182)
Cash dividends declared by pooled subsidiaries                                           (772)          --             (772)
Common stock offering, net (issued 101,724 shares)                                       --             --            1,560
Common stock (issued 8,500 shares)                                                       --             --              117
Net unrealized holding gains on investment securities                                    --              613            613

  Balance, December 31, 1998                                                           61,491          1,548        115,364
Net income                                                                             16,098           --           16,098
Cash dividends declared ($.20 per share)                                               (1,542)          --           (1,542)
Cash dividends declared by pooled subsidiaries                                           (806)          --             (806)
Common stock (issued 30,546 shares)                                                      --             --              342
Stock dividends declared by pooled subsidiaries (issued 191,642 shares)                  (428)          --             --
Proceeds from capital investments into pooled subsidiary (issued 35,423 shares)          --             --            1,000
Net unrealized holding losses on investment securities                                   --          (11,144)       (11,144)
                                                                                    ---------      ---------      ---------


  Balance, December 31, 1999                                                           74,813         (9,596)       119,312
Net income                                                                             14,517           --           14,517
Cash dividends declared ($.30 per share)                                               (2,923)          --           (2,923)
Cash dividends declared by pooled subsidiaries                                           (646)          --             (646)
Common stock offering, net (issued 418,377 shares)                                       --             --           15,764
Common stock (issued 2,000 shares)                                                       --             --               41
Preferred stock (issued 287,410 shares)                                                  --             --            2,874
Dividends declared on preferred stock ($.15 per share)                                    (43)          --              (43)
Net unrealized holding gains on investment securities                                    --            9,492          9,492
                                                                                    ---------      ---------      ---------
  Balance, December 31, 2000                                                        $  85,718      $    (104)     $ 158,388
                                                                                    =========      =========      =========


        See accompanying notes to consolidated financial statements.

                                           UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                                           (in thousands)
                                                                                        2000             1999              1998
                                                                                     ---------         ---------         ---------
Operating activities:
   Net income                                                                        $  14,517         $  16,098         $  15,650
   Adjustments to reconcile net earnings to net cash provided by operating activities:
     Depreciation, amortization and accretion                                            5,451             5,782             3,528
     Provision for loan losses                                                           7,631             5,966             3,014
     Deferred income tax benefit                                                        (3,791)           (1,857)             (888)
     Loss (gain) on sale of securities available for sale                                1,577              (544)             (804)
     Loss (gain) on sale of securities held to maturity                                  1,110              --                --
     Loss on disposal of premises and equipment                                          1,848              --                --
   Change in assets and liabilities, net of effects of purchase acquisitions:
     Other assets and accrued interest receivable                                       (8,420)           (5,072)             (659)
     Accrued expenses and other liabilities                                               (770)            5,182           (10,710)
     Mortgage loans held for sale                                                          201             1,805            (4,173)
                                                                                     ---------         ---------         ---------
            Net cash provided by operating activities                                   19,354            27,360             4,958
                                                                                     ---------         ---------         ---------
Investing activities, net of effects of purchase acquisitions:
   Proceeds from sales of securities available for sale                                 58,990             9,132            44,193
   Proceeds from sales of securities held to maturity                                    3,867              --                --
   Proceeds from maturities and calls of securities available for sale                  84,316           110,082            82,214
   Purchases of securities available for sale                                          (78,833)         (267,920)         (291,519)
   Proceeds from maturities and calls of securities held to maturity                     1,920             1,533            34,514
   Purchases of securities held to maturity                                               --                (114)          (14,087)
   Net increase in loans                                                              (232,107)         (347,992)         (209,980)
   Purchases of premises and equipment                                                  (7,166)           (9,831)          (17,379)
   Cash acquired from (paid for) acquisitions and branch purchases                        --              (2,757)           20,282
   Purchases of life insurance contracts                                                (3,350)             --              (8,351)
   Proceeds from sale of other real estate                                                 889               267               794
                                                                                     ---------         ---------         ---------
            Net cash used in investing activities                                     (171,474)         (507,600)         (359,319)
                                                                                     ---------         ---------         ---------
Financing activities, net of effects of purchase acquisitions:
   Net change in deposits                                                              126,486           407,088           205,882
   Net change in federal funds purchased and repurchase agreements                      20,828             5,656            (5,727)
   Net change in notes payable and other borrowings                                    (16,812)           19,596           (12,792)
   Proceeds from FHLB advances                                                         231,625           201,625           221,249
   Repayments of FHLB advances                                                        (268,679)         (100,907)          (78,715)
   Proceeds from Trust Preferred Securities                                             15,000              --              21,000
   Transaction costs associated with Trust Preferred Securities                           (521)             --                (959)
   Proceeds from exercise of stock options                                                  41               216               117
   Proceeds from sale of common stock                                                   15,764              --               1,560
   Proceeds from capital investment into pooled subsidiaries                              --               1,000              --
   Cash paid for dividends on common stock                                              (2,493)           (1,417)           (1,088)
   Cash paid for dividends by pooled subsidiaries                                         (646)             (806)             (613)
   Cash paid for dividends on preferred stock                                              (43)             --                --
                                                                                     ---------         ---------         ---------
            Net cash provided by financing activities                                  120,550           532,051           349,914
                                                                                     ---------         ---------         ---------
            Net change in cash and cash equivalents                                    (31,570)           51,811            (4,447)
   Cash and cash equivalents at beginning of period                                    133,863            82,052            86,499
                                                                                     ---------         ---------         ---------
            Cash and cash equivalents at end of period                               $ 102,293         $ 133,863         $  82,052
                                                                                     =========         =========         =========

  See accompanying notes to consolidated financial statements.

                  UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      The accounting principles followed by United Community Banks, Inc. ("United") and its subsidiaries and the methods of applying these principles conform with generally accepted accounting principles and with general practices within the banking industry. The following is a description of the more significant of those policies.

      ORGANIZATION AND BASIS OF PRESENTATION
      United is a multi-bank holding company whose business is conducted by its wholly-owned bank subsidiaries. United is subject to regulation under the Bank Holding Company Act of 1956. The consolidated financial statements include the accounts of United Community Banks, Inc. and its wholly-owned commercial bank subsidiaries in Georgia and North Carolina: United Community Bank, Carolina Community Bank, Peoples Bank of Fannin County, Towns County Bank, White County Bank, First Clayton Bank and Trust, Bank of Adairsville, First Floyd Bank, Dawson County Bank and Independent Bank & Trust (collectively, the "Banks"), and Brintech, Inc., a financial services consulting subsidiary based in New Smyrna Beach, Florida. All significant intercompany accounts and transactions have been eliminated in consolidation.

      The Banks are commercial banks that serve markets throughout North Georgia and Western North Carolina and provide a full range of banking services. The Banks are insured and subject to the regulation of the Federal Deposit Insurance Corporation ("FDIC").

      In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and the valuation of real estate, which is used as collateral for a substantial portion of United's loans and real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with these valuations, management obtains independent appraisals for significant properties.

      INVESTMENT SECURITIES
      United classifies its securities in one of three categories: held to maturity, available for sale, or trading. Trading securities are bought and held principally for the purpose of selling them in the near term. United does not have investments classified in the trading category. Held to maturity securities are those securities for which United has the ability and intent to hold until maturity. All other securities are classified as available for sale.

      Available for sale securities are recorded at fair value. Held to maturity securities are recorded at cost, adjusted for the amortization or accretion of premiums or discounts. Unrealized holding gains and losses, net of the related tax effect, on securities available for sale are excluded from earnings and are reported in other comprehensive income as a separate component of stockholders' equity until realized. Transfers of securities between categories are recorded at fair value at the date of transfer. Unrealized holding gains or losses associated with transfers of securities from held to maturity to available for sale are recorded as a separate component of stockholders' equity. These unrealized holding gains or losses are amortized into earnings over the remaining life of the security as an adjustment to the yield in a manner consistent with the amortization or accretion of premium or discount on the associated security.

      A decline in the fair market value of the held to maturity investment securities below cost that is deemed other than temporary is charged to earnings and establishes a new cost basis for the security.

      Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to the yield. Realized gains and losses for securities classified as available for sale and held to maturity securities are included in earnings and are derived using the specific identification method for determining the cost of the securities sold.

      MORTGAGE LOANS HELD FOR SALE
      Mortgage loans held for sale are carried at the lower of aggregate cost or market value. The amount by which cost exceeds market value is accounted for as a valuation allowance. Changes in the valuation allowance are included in the determination of net earnings for the period in which the change occurs. No market valuation allowances were required at December 31, 2000 or 1999.

                  UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
      LOANS AND ALLOWANCE FOR LOAN LOSSES
      All loans are stated at principal amount outstanding. Interest on loans is primarily calculated by using the simple interest method on daily balances of the principal amount outstanding.

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

      A loan is impaired when, based on current information and events, it is probable that all amounts due, according to the contractual terms of the loan, will not be collected. Impaired loans are measured based on the present value of expected future cash flows, discounted at the loan's effective interest rate, or at the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. Interest income on impaired loans is recognized using the cash-basis method of accounting during the time within the period in which the loans were impaired. At December 31, 2000 and 1999 there were no material amounts of impaired loans.

      The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance represents an amount, which, in management's judgment, is adequate to absorb probable losses on existing loans.

      Management's judgment in determining the adequacy of the allowance is based on evaluations of the collectibility of loans. These evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower's ability to pay, overall portfolio quality, and review of specific problem loans. In determining the adequacy of the allowance for loan losses, management uses a loan grading system consistent with those applied by regulators. Management prepares a quarterly analysis of the allowance for loan losses and material deficiencies are adjusted by increasing the provision for loan losses. Management has a devoted internal loan review department that is independent of the lending function to challenge and corroborate the loan grading system and provide additional analysis in determining the adequacy of the allowance for loan losses.

      Management believes the allowance for loan losses is adequate at December 31, 2000. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review United's allowance for loan losses. Such agencies may require United to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

      PREMISES AND EQUIPMENT
      Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed primarily using the straight-line method over the estimated useful lives of the related assets. Costs incurred for maintenance and repairs are expensed as incurred. The range of estimated useful lives for buildings and improvements is 15 to 40 years, and for furniture and equipment, 3 to 10 years.

      GOODWILL AND DEPOSIT-BASED INTANGIBLES
      Goodwill, arising from the excess cost over the fair value of net assets acquired of purchased bank subsidiaries, is amortized on a straight-line basis over periods not exceeding 25 years. Deposit premiums associated with the purchase of separate branches are amortized over the estimated life of the deposit base, generally 15 years. On an ongoing basis, management reviews the valuation and amortization periods for goodwill and deposit premiums.

                  UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
      INCOME TAXES
      Deferred tax assets and liabilities are recorded for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Future tax benefits, such as net operating loss carryforwards, are recognized to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the assets and liabilities are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income taxes during the period that includes the enactment date.

      In the event the  future  tax  consequences  of  differences  between  the financial  reporting  bases  and the tax  bases  of  United's  assets  and liabilities results in deferred tax assets, an evaluation of the probability of being able to realize the future benefits indicated by such asset is required. A valuation allowance is provided for the portion of the deferred tax asset when it is more likely than not that some or all of the deferred tax asset will not be realized. In assessing the realizability of the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable earnings and tax planning strategies.

      DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
      Effective January 1, 1999, United adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), as amended by SFAS No. 137 and SFAS No. 138, which establishes accounting and reporting standards for hedging activities and for derivative instruments including derivative instruments embedded in other contracts. It requires the fair value recognition of derivatives as assets or liabilities in the financial statements. The accounting for the changes in the fair value of a derivative depends on the intended use of the derivative instrument at inception. The change in fair value of instruments used as fair value hedges is accounted for in the earnings of the period simultaneous with accounting for the fair value change of the item being hedged. The change in fair value of the effective portion of cash flow hedges is accounted for in comprehensive income rather than earnings. The change in fair value of derivative instruments that are not intended as a hedge is accounted for in the earnings of the period of the change.

      In 1999, United transferred all held to maturity investment securities to available for sale securities under this provision of SFAS No. 133. The held to maturity securities had an amortized cost of $58.3 million and net unrealized gains of $1.8 million. This transfer resulted in a $1.1 million, net of taxes, increase in stockholders' equity. As of December 31, 2000 and 1999, United held interest rate swaps and interest rate caps, which were entered into as a means of managing its interest rate risk and accounts for these hedge instruments as fair value hedges.

      Statement of Financial Accounting Standards No. 138 was issued in June 2000 and amended SFAS No. 133 in order to address implementation issues. Specifically, for United, is the provision which redefines a hedge in an interest rate as the risk of change in an established benchmark interest rate. United implemented SFAS No. 138 and such implementation did not have a material impact on its financial position.

      OTHER
      Assets held by United in a fiduciary or agency capacity for customers is not included in the consolidated balance sheets since such items are not assets of United.

      EARNINGS PER SHARE
      United is required to report on the face of the statements of income, earnings per common share with and without the dilutive effects of potential common stock issuances from instruments such as options, convertible securities and warrants. Basic earnings per common share is based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per common share. During 2000, United paid dividends to Series A preferred stockholders totaling $43,000.

                  UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
      The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31 (in thousands, except per share data):


                                                      2000           1999            1998
                                                    -------        -------        -------
Net income available to common shareholders         $14,474        $16,098        $15,650
Effects of convertible debentures                       220            191            187
                                                    -------        -------        -------
   Diluted net earnings                             $14,694        $16,289        $15,837
                                                    =======        =======        =======

Earnings per share:
   Basic                                            $  1.41        $  1.60        $  1.57
   Diluted                                             1.39           1.56           1.54

Basic weighted average shares (in thousands)         10,300         10,079          9,999

Effect of dilutive securities:
  Stock options                                         157            202            167
  Convertible debentures                                140            140            140
                                                    -------        -------        -------
   Dilutive average shares                           10,597         10,421         10,306
                                                    =======        =======        =======



 (2)  MERGERS AND ACQUISITIONS
      Effective July 26, 2000, United acquired, for 958,024 shares of its common stock, all of the outstanding common stock of North Point Bancshares, Inc. ("Dawson"), a $119 million one-bank holding company, located in Dawsonville, Georgia. In addition, United acquired, for 817,604 shares of its common stock, all of the outstanding common stock of Independent Bancshares, Inc. ("Independent"), a $153 million one-bank holding company, located in Powder Springs, Georgia.

      Effective September 29, 2000, United acquired, for 283,390 shares of its common stock, all of the outstanding common stock of Brintech, Inc. ("Brintech"), a consulting firm located in New Smyrna Beach, Florida. United has not filed a registration statement with the Securities and Exchange Commission ("SEC"), for issuance of these shares and, accordingly, the shareholders of Brintech will be restricted from resale of their shares until the shares are registered with the SEC. In addition, United issued 287,410 shares of its preferred stock to key non-shareholder employees of Brintech in connection with satisfaction of certain contractual deferred compensation obligations triggered by the change in control of Brintech.

      All of the acquisitions were accounted for as poolings of interests and accordingly, the consolidated financial statements for all periods presented have been restated to include the financial position and results of operations as if the combination had occurred on January 1, 1998.

      The following is a reconciliation of the amounts of net interest income and net earnings previously reported with the restated amounts (in thousands):

                                                             2000              1999             1998
                                                          --------         --------         --------
       Net interest income
            As previously reported in 1999 and 1998        $ 81,665         $ 67,974         $ 56,210
          Dawson                                              5,287            4,528            4,690
          Independent                                         7,237            6,289            5,355
          Brintech                                              (32)             (41)             (33)
                                                           --------         --------         --------
               As restated                                 $ 94,157         $ 78,750         $ 66,222
                                                           ========         ========         ========


       Net income
          As previously reported in 1999 and 1998          $ 15,066         $ 13,648         $ 12,773
          Dawson                                              1,254            1,009            1,637
          Independent                                            90            1,621            1,099
          Brintech                                           (1,893)            (180)             141
                                                           --------         --------         --------
               As restated                                 $ 14,517         $ 16,098         $ 15,650
                                                           ========         ========         ========


                  UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(2)   MERGERS AND ACQUISITIONS, CONTINUED
      United recorded  merger,  integration and  restructuring  charges of $10.6 million during 2000 associated with the acquisitions of Dawson, Independent and Brintech. The components of the charges are shown below (in thousands):

         Merger charges included in non-interest expenses:
             Salaries and employee benefits - severance and related costs    $   3,615
             Occupancy - disposal of premises and equipment                      1,848
             Professional fees - contract termination costs                        927
             Other merger-related expenses                                       1,590
                                                                               -------
                                                                                 7,980
         Loss on sale of securities                                              2,654
                                                                               -------
               Total merger-related charges                                  $  10,634
                                                                                ======

      In March 1999, United acquired all the outstanding common stock of Adairsville Bancshares, Inc. (Adairsville), the parent company of Bank of Adairsville, for $7.1 million plus certain acquisition costs. United accounted for this transaction using the purchase method, and accordingly, the original purchase price was allocated to assets and liabilities acquired based upon their fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired (goodwill) was approximately $2.9 million and is being amortized over 15 years using the straight-line method.

      In August 1999, United acquired for 632,890 shares of its common stock, all of the outstanding common stock of First Floyd Bankshares, Inc., a $115 million one-bank holding company located in Rome, Georgia. The acquisition was accounted for as a pooling of interests.

(3)    CASH FLOWS
      United paid approximately $117 million, $87 million and $67 million in interest on deposits and other liabilities during 2000, 1999 and 1998, respectively. In connection with United's 1999 acquisition of Adairsville, assets having a fair value of $36 million were acquired and liabilities totaling $32 million were assumed.

                                                                                          For the Years Ended December 31,
                                                                                       ------------------------------------------
                                                                                          2000             1999            1998
                                                                                        --------        --------         --------
       Schedule of noncash investing and financing activities (in thousands):
         Change in unrealized gains (losses) on securities available for sale,
           net of tax                                                                   $  9,492        $(11,144)        $    613
         Change in dividends payable                                                         430             125               93
         Assets acquired in branch acquisition, other than cash and
           cash equivalents                                                                 --              --              3,246
         Deposit liabilities assumed in branch acquisitions                                 --              --             23,399
         Investment securities purchase obligations                                         --            14,500           10,645
         Issuance of preferred stock in satisfaction of compensation liabilities           2,874            --               --
         Transfer of held to maturity securities to available for sale                     4,081          58,306             --


(4)   INVESTMENT SECURITIES
      Investment securities at December 31, 2000 and 1999, (in thousands):


      AS OF DECEMBER 31, 2000
      -----------------------

                                                                          Gross          Gross
                                                         Amortized      Unrealized     Unrealized        Fair
      Available for Sale Securities:                        Cost          Gains          Losses         Value
                                                            ----          ------         -------        -----
           U.S. Treasuries                             $    5,996      $    38        $      -       $    6,034
           U.S. Government agencies                       108,022          712              372         108,362
           State and political subdivisions                83,808          827              659          83,976
           Mortgage-backed securities                     301,938        1,531            2,106         301,363
           Other                                           32,266          213              103          32,376
                                                         --------       ------           ------        --------
              Total                                    $  532,030      $ 3,321        $   3,240      $  532,111
                                                          =======        =====            =====         =======

                               UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(4)   INVESTMENT SECURITIES, CONTINUED

     AS OF DECEMBER 31, 1999
     -----------------------

                                                                        Gross          Gross
                                                       Amortized      Unrealized     Unrealized        Fair
                                                          Cost          Gains          Losses         Value
                                                       --------      -------         --------        --------
           Available for Sale Securities:
                 U.S. Treasuries                      $ 32,674        $     28        $    302        $ 32,400
                 U.S. Government agencies              138,358               3           3,412         134,949
                 State and political subdivisions       85,054             261           2,726          82,589
                 Mortgage-backed securities            313,847             451           8,765         305,533
                 Other                                  24,024            --               786          23,238
                                                      --------        --------        --------        --------
                    Total                             $593,957        $    743        $ 15,991        $578,709
                                                      ========        ========        ========        ========

             Held to Maturity Securities:
                 U.S. Government agencies             $  6,821        $      2        $  1,041        $  5,782
                 State and political subdivisions        3,371              26               7           3,390
                 Mortgage-backed securities                796               2              17             781
                                                      --------        --------        --------        --------
                    Total                             $ 10,988        $     30        $  1,065        $  9,953
                                                      ========        ========        ========        ========

            The amortized cost and fair value of the securities portfolio at December 31, 2000, by contractual maturity, is presented in the following table. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                       Available for Sale Securities
                                                                     ---------------------------------
                                                                     Amortized Cost         Fair Value
                                                                     --------------         ----------
           U.S. Treasuries:
             Within 1 year                                                $  4,098        $  4,110
             1 to 5 years                                                    1,898           1,924
                                                                          --------        --------
                                                                          $  5,996        $  6,034
                                                                          ========        ========
           U.S. Government agencies:
             Within 1 year                                                $  8,264        $  8,266
             1 to 5 years                                                   76,585          76,853
             5 to 10 years                                                  19,362          19,515
             More than 10 years                                              3,811           3,728
                                                                          --------        --------
                                                                          $108,022        $108,362
                                                                          ========        ========
           State and political subdivisions:
             Within 1 year                                                $  3,963        $  3,966
             1 to 5 years                                                   31,750          31,969
             5 to 10 years                                                  26,602          26,868
             More than 10 years                                             21,493          21,173
                                                                          --------        --------
                                                                          $ 83,808        $ 83,976
                                                                          ========        ========
           Other:
             Within 1 year                                                $     50        $     50
             1 to 5 years                                                    8,599           8,692
             5 to 10 years                                                  23,617          23,634
                                                                          --------        --------
                                                                          $ 32,266        $ 32,376
                                                                          ========        ========
           Total securities other than mortgage-backed securities:
             Within 1 year                                                $ 16,375        $ 16,392
             1 to 5 years                                                  118,832         119,438
             5 to 10 years                                                  69,581          70,017
             More than 10 years                                             25,304          24,901
             Mortgage-backed securities                                    301,938         301,363
                                                                          --------        --------
                                                                          $532,030        $532,111
                                                                          ========        ========

                  UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(4)  INVESTMENT SECURITIES, CONTINUED

      The following summarizes investment securities sales activities for the years ended December 31, 2000, 1999 and
      1998:

                                                                               2000             1999           1998
                                                                             --------         --------        --------
           Proceeds from the sales of securities                             $ 62,857         $  9,132        $ 44,193
                                                                             ========         ========        ========
           Gross gains on sales of securities                                $     21         $    647        $    807
           Gross losses on sales of securities                                  2,708              103               3
                                                                             --------         --------        --------
                  Net (losses) gains on sales of securities                  $ (2,687)        $    544        $    804
                                                                             ========         ========        ========
           Income taxes (benefits) attributable to sale of securities        $ (1,017)        $    206        $    306
                                                                             ========         ========        ========


     During 2000 and 1999, in connection with the acquisitions of Dawson, Independent, and First Floyd, United realigned the held-to-maturities securities portfolios. As part of this realignment, during 2000 United sold $5.0 million of the held to maturity securities which resulted in a net loss of approximately $1.1 million. Additionally, during 2000 and 1999, United transferred $4.1 million and $58.3 million, respectively, of the held to maturity securities to the available for sale portfolio.

     At December 31, 2000 and 1999, securities with a carrying value of $137 million and $162 million, respectively, were pledged to secure public deposits and Federal Home Loan Bank advances.

(5)   LOANS AND ALLOWANCE FOR LOAN LOSSES
      Major classifications of loans at December 31, 2000 and 1999, are summarized as follows (in thousands):

                                                                                        2000           1999
                                                                                   -----------         -----------

         Commercial, financial and agricultural                                    $   177,009         $   151,112
         Real estate - construction                                                    256,886             211,034
         Real estate - mortgage                                                      1,194,625           1,034,790
         Consumer                                                                      163,535             167,212
                                                                                   -----------         -----------
                    Total loans                                                      1,792,055           1,564,148
         Less - allowance for loan losses                                              (24,698)            (20,043)
                                                                                   -----------         -----------
                    Loans, net                                                     $ 1,767,357         $ 1,544,105
                                                                                   ===========         ===========


      The Banks grant loans and extensions of credit to individuals and a variety of firms and corporations located primarily in counties in North Georgia and Western North Carolina. Although the Banks have diversified loan portfolios, a substantial portion of the loan portfolios is collateralized by improved and unimproved real estate and is dependent upon the real estate market.

      Changes in the allowance for loan losses are summarized as follows (in thousands):


                                              2000             1999             1998
                                            --------         --------         --------
 Balance at beginning of year               $ 20,043         $ 14,402         $ 12,404
 Provision for loan losses                     7,631            5,966            3,014
 Loan charge-offs                             (3,737)          (3,186)          (1,624)
 Recoveries                                      761            1,039              608
 Allowance acquired from Adairsville            --              1,822             --
                                            --------         --------         --------
            Balance at end of year          $ 24,698         $ 20,043         $ 14,402
                                            ========         ========         ========

      United serviced approximately $38 million and $55 million of mortgage loans for other institutions at December 31, 2000 and 1999, respectively.

                  UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(5)   LOANS AND ALLOWANCE FOR LOAN LOSSES, CONTINUED
      In the ordinary course of business, United and its Banks have loans outstanding to certain executive officers and directors, including their immediate families and companies with which they are associated.
      Management believes that such loans are made substantially on the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other customers. The following is a summary of such loans outstanding and the activity in these loans for the year ended December 31, 2000 (in thousands):

              Balance at December 31, 1999                                                   $ 44,559
              New loans                                                                        54,092
              Repayments                                                                      (40,102)
              Adjustment for changes in executive officers and directors                      (15,248)
                                                                                               ------
                Balance at December 31, 2000                                                 $ 43,301
                                                                                               ======

(6)   PREMISES AND EQUIPMENT
      Premises and equipment at December 31, 2000 and 1999, (in thousands):

                                           2000          1999
                                        --------         --------

 Land and land improvements             $ 14,254         $ 12,520
 Buildings                                32,011           31,067
 Furniture and equipment                  30,719           30,630
 Construction in progress                  1,430            2,881
                                        --------         --------
                                          78,414           77,098
 Less - accumulated depreciation         (21,484)         (20,642)
                                        --------         --------
   Premises and equipment, net          $ 56,930         $ 56,456
                                        ========         ========

      Depreciation expense was approximately $4.8 million, $4.9 million and $3.3 million for 2000, 1999 and 1998, respectively.

(7)   TIME DEPOSITS
      The aggregate amount of time deposit accounts with a minimum denomination of $100,000 was approximately $383 million and $349 million at December 31, 2000 and 1999, respectively.

      At December 31, 2000, the contractual maturities of time deposits are summarized as follows (in thousands):

                  Maturing In:
                  -----------
                  2001                               $    997,429
                  2002                                    193,777
                  2003                                     25,531
                  2004                                     14,010
                  2005                                      7,037
                  thereafter                                  160
                                                     ------------
                                                     $  1,237,944

                  UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(8)   FEDERAL HOME LOAN BANK ADVANCES
      The Banks have advances from the Federal Home Loan Bank ("FHLB") with monthly interest payments and principal payments due at various maturity dates and interest rates ranging from 4.35% to 7.81% at December 31, 2000. The FHLB advances are collateralized by first mortgage loans, mortgage-backed securities and FHLB stock.

      The maturities of outstanding advances from FHLB at December 31, 2000 are as follows (in thousands):

                  Year
                  2001                                         $   39,560
                  2002                                             46,732
                  2003                                             28,532
                  2004                                             47,508
                  2005                                             16,096
                  thereafter                                       78,797
                                                                 --------
                                                               $  257,225
                                                                 ========

(9)   LONG-TERM DEBT
      Long-term debt at December 31, 2000 and 1999 consisted of the following (in thousands):

                                              2000           1999
                                            -------        -------
 Trust Preferred securities                 $36,000        $21,000
 Convertible debentures                       3,500          3,500
 Other borrowings                             1,743         18,555
                                            -------        -------
                                            $41,243        $43,055
                                            =======        =======

      Convertible Subordinated Debentures
       ----------------------------------
      On December 31, 1996, United completed a private placement of convertible subordinated debentures (the "Debentures") due December 31, 2006. The Debentures bear interest at the rate of .25% over the prime rate, payable quarterly. The Debentures may be redeemed, in whole or in part at the option of United, within 60 days notice, at a redemption price equal to 100% of the principal amount of the Debentures plus accrued interest. The Debentures are exercisable at any time, and may be converted into shares of common stock of United at the price of $25 per share, subject to adjustment for stock splits and stock dividends.

      At December 31, 2000 and 1999, certain directors and executive officers of United held convertible debentures totaling $2,575,000 and $2,875,000, respectively.

      Trust Preferred Securities
      --------------------------
      In September 2000, United formed a wholly owned Connecticut statutory business trust, United Community Statutory Trust I ("United Statutory Trust"), which issued $5 million of guaranteed preferred beneficial interests in United's junior subordinated deferrable interest debentures (the "Trust Preferred Securities"). These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. All of the common securities of United Statutory Trust are owned by United. The proceeds from the issuance of the common securities and the Trust Preferred Securities were used by United Statutory Trust to purchase $5.2 million of junior subordinated debentures of United, which carry a fixed interest rate of 10.60%. The proceeds received by United from the sale of the junior subordinated debentures were used to prepay other borrowings of approximately $1.9 million and for other corporate purposes. The debentures represent the sole asset of United Statutory Trust. The debentures and related earnings statement effects are eliminated in United's financial statements.

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

                  UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(9)   LONG-TERM DEBT, CONTINUED
      The Trust Preferred Securities are mandatorily redeemable upon maturity of the debentures on July 19, 2030, or upon earlier redemption as provided in the indenture. United has the right to redeem the debentures purchased by United Statutory Trust in whole or in part, on or after July 19, 2010. As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be the principal amount, any accrued but unpaid interest, plus a premium ranging from 5.3% in 2010 to .53% in 2019.

      In July 2000, United formed a wholly owned Delaware statutory business trust, United Community Capital Trust II ("United Trust II"), which issued $10 million of guaranteed preferred beneficial interests in United's junior subordinated deferrable interest debentures (the "Trust Preferred Securities"). These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. All of the common securities of United Trust II are owned by United. The proceeds from the issuance of the common securities and the Trust Preferred Securities were used by United Trust II to purchase $10.3 million of junior subordinated debentures of United, which carry a fixed interest rate of 11.295%. The proceeds received by United from the sale of the junior subordinated debentures were used to prepay other borrowings of approximately $10.6 million. The debentures represent the sole asset of United Trust II. The debentures and related earnings statement effects are eliminated in United's financial statements.

      The Trust Preferred Securities accrue and pay distributions semiannually at a fixed rate of 11.295% per annum of the stated liquidation value of $1,000 per capital security. United has entered into contractual arrangements which, taken collectively, fully and unconditionally, guarantee payment of: (i) accrued and unpaid distributions required to be paid on the Trust Preferred Securities; (ii) the redemption price with respect to any Trust Preferred Securities called for redemption by United Trust II, and (iii) payments due upon a voluntary or involuntary dissolution, winding up or liquidation of United Trust II.

      The Trust Preferred Securities are mandatorily redeemable upon maturity of the debentures on July 19, 2030, or upon earlier redemption as provided in the indenture. United has the right to redeem the debentures purchased by United Trust II in whole or in part, on or after July 19, 2010. As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be the principal amount, any accrued but unpaid interest, plus a premium ranging from 2.824% in 2010 to .565% in 2019.

      In July 1998, United formed a wholly owned Delaware statutory business trust, United Community Capital Trust ("United Trust"), which issued $21 million of guaranteed preferred beneficial interests in United's junior subordinated deferrable interest debentures that qualify as Tier 1 capital under Federal Reserve Board guidelines. All of the common securities of United Trust are owned by United. The proceeds from the issuance of the Common Securities and the Trust Preferred Securities were used by United Trust to purchase $21.7 million of junior subordinated debentures of United that carry a fixed interest rate of 8.125 %. The proceeds received by United from the sale of the junior subordinated debentures were used to prepay other borrowings of approximately $11.8 million and for further investments in the Banks. The debentures represent the sole asset of United Trust. The debentures and related earnings statement effects are eliminated in United's financial statements.

      The Trust Preferred Securities accrue and pay distributions semiannually at a fixed rate of 8.125 % per annum of the stated liquidation value of $1,000 per capital security. United has entered into contractual arrangements which, taken collectively, fully and unconditionally guarantee payment of: (i) accrued and unpaid distributions required to be paid on the Trust Preferred Securities; (ii) the redemption price with respect to any Trust Preferred Securities called for redemption by United Trust, and (iii) payments due upon a voluntary or involuntary dissolution, winding up or liquidation of United Trust.

      The Trust Preferred Securities are mandatorily redeemable upon maturity of the debentures on July 15, 2028, or upon earlier redemption as provided in the indenture. United has the right to redeem the debentures purchased by United Trust: (i) in whole or in part, on or after July 15, 2008, and (ii) in whole (but not in part) at any time within 90 days following the occurrence and during the continuation of a tax event, investment company event or capital treatment time (as defined in the offering circular). As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be the principal amount, any accrued but unpaid interest, plus a premium ranging from 4.06 % in 2008 to .41 % in 2017.

                  UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(10)   INCOME TAXES
      Income taxes for the years ended December 31, 2000, 1999 and 1998 (in thousands):
                                  2000             1999             1998
                               --------         --------         --------
               Current         $ 10,357         $  8,886         $  8,321
               Deferred          (3,791)          (1,857)            (888)
                               --------         --------         --------
                               $  6,566         $  7,029         $  7,433
                               ========         ========         ========

      The differences between the provision for income taxes and the amount computed by applying the statutory federal income tax rate (of 34%) to income before income taxes are as follows (in thousands):

                                                              2000            1999           1998
                                                            -------         -------         -------

               Pretax earnings at statutory rates           $ 7,168         $ 7,863         $ 7,848
               Add (deduct):
                 State taxes, net of federal benefit            780             388             415
                 Tax-exempt interest income                  (1,588)         (1,541)         (1,276)
                 Nondeductible interest expense                 307             276             240
                 Other                                         (101)             43             206
                                                            -------         -------         -------
                                                            $ 6,566         $ 7,029         $ 7,433
                                                            =======         =======         =======


      The following summarizes the sources and expected tax consequences of future taxable deductions (income) which comprise the net deferred tax asset at December 31, 2000 and 1999 (in thousands):

                                                                      2000             1999
                                                                    --------         --------
               Deferred tax assets:
                 Allowance for loan losses                          $  9,172         $  7,455
                 Accrued expenses                                        933               45
                 Net operating loss and credit carryforwards             604              561
                 Unrealized securities losses                             12            5,571
                 Other                                                   547              244
                                                                    --------         --------
                     Total deferred tax assets                        11,268           13,876
                                                                    --------         --------
               Deferred tax liabilities:
                 Premises and equipment                               (1,470)          (2,099)
                 Other                                                    (5)            (216)
                                                                    --------         --------
                     Total deferred tax liabilities                   (1,475)          (2,315)
                                                                    --------         --------
                     Net deferred tax asset                         $  9,793         $ 11,561
                                                                    ========         ========


      During  2000,   1999  and  1998,   United  made  income  tax  payments  of
      approximately $9.6 million, $8.6 million and $8.2 million, respectively.

(11)   EMPLOYEE BENEFIT PLANS
      United has contributory employee benefit plans covering substantially all employees, subject to certain minimum service requirements. United's contribution to the plans is determined annually by the Board of Directors and amounted to approximately $1,549,000, $1,215,000 and $1,025,000 in 2000, 1999, and 1998, respectively. The subsidiaries acquired in 2000 and 1999 had company sponsored employee benefit plans that have been or will be merged into the existing plan of United. Under these plans, the acquired subsidiaries recognized expenses of approximately $165,000, $245,000 and $194,000 in 2000, 1999 and 1998, respectively.

      During 1998, United initiated a defined post-retirement benefit plan to provide retirement benefits to certain executive officers and other key employees and to provide death benefits for their designated beneficiaries. Under this plan, United purchased split-dollar whole life insurance contracts on each participant. At December 31, 2000 and 1999, the cash surrender value of the insurance contracts was approximately $14.5 million and $8.6 million, respectively. Expenses incurred for these benefits were approximately $423,000 and $204,000 during 2000 and 1999, respectively.

                  UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(12)  REGULATORY MATTERS
      United and the Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, action by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, United and the Banks must meet specific capital guidelines that involve quantitative measures of the Banks' assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

      Quantitative measures (as defined) established by regulation to ensure capital adequacy require United and the Banks to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets.

      As of December 31, 2000, the banks were categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must exceed the well capitalized guideline ratios, as set forth in the table, and meet certain other requirements. Management believes that the Banks exceed all well capitalized requirements, and there have been no conditions or events since year-end that would change the status of well capitalized.

      Minimum amounts required for capital adequacy purposes and to be well capitalized under prompt corrective action provisions are presented below for United and its most significant subsidiaries (in thousands).

                                   Regulatory                                         United               Carolina
                                    Guidelines(1)                United              Community            Community
                                -----------------------     ----------------       ---------------      ----------------
                                              Well
                                Minimum    Capitalized      2000        1999       2000       1999       2000       1999
                                -------    -----------      ----        ----       ----       ----       ----       ----
      Risk-based ratios:
        Tier 1 capital            4%           6%          10.3%        9.0%      10.1%       9.8%       10.2%        9.3%
        Total capital             8           10           11.8        10.4       11.3       11.1        11.5        10.5
        Leverage ratio            3            5            7.5         5.9        7.5        6.4         7.3         6.1


        Tier 1 capital                                  $185,700     $140,255   $  45,170  $  38,865  $  44,964   $  34,991
        Total capital                                    211,761      162,990      50,788     43,825     50,467      39,521

(1) The regulatory designations of "well capitalized" under prompt corrective action regulations is not applicable to United (a bank holding company). However, regulation Y defines "well capitalized" for a bank holding company for the purpose of determining eligibility for a streamlined review process for acquisition proposals. For such purposes; "well capitalized" requires United to maintain a minimum Tier 1 risk-based capital ratio of 6% and a minimum total risk-based capital ratio of 10%.

      Cash, Dividend, Loan and Other Restrictions
      -------------------------------------------
      At December 31, 2000 and 1999, the Banks were required by the Federal Reserve Bank to maintain reserve balances of $8 million and $36 million, respectively. Federal and state banking regulations place certain restrictions on dividends paid by the Banks to United. At December 31, 2000, the Banks had approximately $23 million of retained earnings available for distribution to United in the form of dividends.

      The Federal Reserve Act requires that extensions of credit by United to certain affiliates, including United, be secured by specific collateral, that the extension of credit to any one affiliate be limited to 10% of capital and surplus (as defined), and that extensions of credit to all such affiliates be limited to 20% of capital and surplus.

                  UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


(13)   COMMITMENTS
      United and the Banks are parties to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of their customers. These financial instruments include commitments to extend credit, letters of credit and financial guarantees. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The contract amounts of these instruments reflect the extent of involvement the Banks have in particular classes of financial instruments.

      The exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, letters of credit and financial guarantees written is represented by the contractual amount of these instruments. United uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments. In most cases, collateral or other security is required to support financial instruments with credit risk.

      The following table summarizes, as of December 31, 2000 and 1999, the contract amount of off-balance sheet instruments (in thousands):

                                                                                               2000           1999
                                                                                               ----           ----
           Financial instruments whose contract amounts represent credit risk:
              Commitments to extend credit                                                $  273,559       $  257,099
              Standby letters of credit                                                        9,285            8,091

      Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. United evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, upon extension of credit is based on management's credit evaluation. Collateral held varies, but may include unimproved and improved real estate, certificates of deposit, personal property or other acceptable collateral.

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

      United maintains an overall interest rate risk-management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility. The goal is to manage interest rate sensitivity by modifying the repricing or maturity characteristics of certain balance sheet assets and liabilities so that the net interest margin is not, on a material basis, adversely affected by movements in interest rates. As a result of interest rate fluctuations, hedged assets and liabilities will appreciate or depreciate in fair value. The effect of this unrealized appreciation or depreciation will generally be offset by earnings or loss on the derivative instruments that are linked to the hedged assets and liabilities. United views this strategy as a prudent management of interest rate sensitivity, such that earnings are not exposed to undue risk presented by changes in interest rates.

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

      By using derivative instruments, United is exposed to credit and market risk. If the counterparty fails to perform, credit risk is equal to the extent of the fair-value gain in a derivative. When the fair value of a derivative contract is positive, this generally indicates that the counterparty owes United, and, therefore, creates a repayment risk for United. When the fair value of a derivative contract is negative, United owes the counterparty and, therefore, it has no repayment risk. United minimizes the credit risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by United.

                  UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

(13)  COMMITMENTS, CONTINUED
      United's derivative activities are monitored by its asset/liability management committee as part of that committee's oversight of United's asset/liability and treasury functions. United's asset/liability committee is responsible for implementing various hedging strategies that are developed through its analysis of data from financial simulation models and other internal and industry sources. The resulting hedging strategies are then incorporated into the overall interest-rate risk management.

      As described more fully in the summary of significant accounting policies, United adopted SFAS No. 133 during 1999. All of United's derivative financial instruments are classified as fair value hedges. United enters into interest-rate swaps and caps to convert a portion of its fixed rate loans and a portion of its fixed-rate liabilities to variable.

      For the years ended December 31, 2000 and 1999, there were no material amounts recognized which represented the ineffective portion of fair-value hedges. All components of each derivative's gain or loss are included in the assessment of hedge effectiveness.

 (14) PREFERRED STOCK
      United may issue preferred stock in one or more series, up to a maximum of 10,000,000 shares. Each series shall include the number of shares issued, preferences, special rights and limitations as determined by the Board of Directors. At December 31, 2000, there were 287,410 preferred shares issued and outstanding which were issued as Series A non-cumulative preferred stock. The dividend rate of the preferred stock is 6% per annum, provided a dividend has been declared for the common shares. The holders of the preferred stock maintain a liquidation preference to the common stockholder. The preferred stock has no voting rights and United may redeem the preferred stock for an amount equal to the stated value plus the accrued dividend.

(15)  STOCKHOLDERS' EQUITY
      In May 2000, shareholders approved a proposal to increase the number of authorized shares of common stock from 10,000,000 to 50,000,000 shares. Through a private offering, which was completed in September 2000, United issued 418,377 shares of common stock in exchange for approximately $15.8 million. The proceeds from the sale of stock were used to provide capital for its subsidiary banks, general corporate purposes, and the reduction of parent company debt.

      In 2000, the shareholders approved the 2000 Key Employee Stock Option Plan ("2000 Plan"). Under the 2000 Plan, 490,000 options can be granted for shares of United's common stock at a price equal to the fair market value at the date of grant. The general terms of the stock option plan include a five-year vesting period with an exercisable period not to exceed ten years. Independent also had a stock option plan for its key employees. This plan had provisions similar to United's plan. Holders of options under the Independent plan were issued options in connection with the merger of United and Independent at the exchange ratio of .4211 per option held. All option amounts detailed below have been restated to reflect the options outstanding under Independent's plan. As of December 31, 2000, 308,464 options bay be granted under the 2000 Plan.

      SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, entities to compute the fair value of options at the date of grant and to recognize such costs as compensation expense immediately if there is no vesting period or ratably over the vesting period of the options. United has chosen not to adopt the cost recognition principles of this statement and accounts for stock options under Accounting Principles Board Opinion No. 25 and its related interpretations. Had compensation costs been determined based upon the fair value of the options at the grant dates consistent with the method of SFAS No. 123, United's net income and earnings per share would have reflected the pro forma amounts below (in thousands, except per share data):

                  UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



(15)   STOCKHOLDERS' EQUITY, CONTINUED

                                                                                      2000         1999          1998
                                                                                      ----         ----          ----
        Net income:
              As reported                                                          $  14,474    $  16,098    $  15,650
              Pro forma                                                               13,991       15,727       15,416

        Basic earnings per share:
              As reported                                                              1.41         1.60          1.57
              Pro forma                                                                1.36         1.56          1.54

        Diluted earnings per common share:
              As reported                                                              1.39         1.56          1.54
              Pro forma                                                                1.34         1.52          1.50


      The weighted average fair value of options at grant date in 2000, 1999, and 1998 was $8.57, $15.65 and $9.65, respectively.

      The fair value of each option granted is estimated on the date of grant using the minimum value method with the following weighted average assumptions used for grants in 2000, 1999 and 1998: dividend yield of 1% for all periods; a risk free interest rate of 5% for 2000 and 6% for 1999 and 1998; and, an expected life of 7 years for 2000 and 10 years for 1999 and 1998.

      Options outstanding and activity for the years ended December 31, consisted of the following:

                                           2000                            1999                           1998
                                ---------------------------     ---------------------------     ---------------------------
                                              Weighted Avg.                   Weighted Avg.                   Weighted Avg.
                                Shares        Exercise Price    Shares        Exercise Price    Shares       Exercise Price
                                ------        --------------    ------        --------------    ------       --------------
      Beginning of period       391,132         $ 23.07         341,522         $ 18.12         290,045        $ 15.84
      Granted                   181,536           38.00          82,300           39.50          63,477          28.08
      Exercised                  (2,000)          20.63         (31,690)          12.23          (8,500)         13.95
      Cancelled                  (6,900)          37.88          (1,000)          26.80          (3,500)         20.40
                                -------                         -------                         -------
      End of period             563,768         $ 27.70         391,132         $ 23.07         341,522        $ 18.12
                                =======          ======         =======           =====         =======          =====

      The following is a summary of stock options outstanding at December 31, 2000:

                                    Options Outstanding                                        Options Exercisable
              -------------------------------------------------------------------           -----------------------------
                                                    Average                                              Weighted Average
              Shares                 Range            Price        Remaining Life           Shares             Price
              ------                 -----            -----        --------------           ------       -----------------
                132,251         $ 10.00 - 14.25      $ 12.51          5.9 years             132,251          $ 12.51
                 46,477          15.34 - 18.00         17.51          5.5 years              46,477            17.51
                 74,204          22.00 - 22.51         22.17          6.2 years              64,204            22.19
                 53,000          30.00 - 32.50         30.05          7.0 years              31,800            30.05
                257,836          37.75 - 40.00         38.45          9.1 years              61,725            38.75
                -------                                                                     -------
                563,768                              $ 27.70                                336,457          $ 1.52
                =======                               ======                                =======

                  UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED




(16)  NON-INTEREST EXPENSE
      Significant components of other non-interest expenses for the years ended December 31, 2000, 1999 and 1998 included the following (in thousands):

                                            2000           1999          1998
                                           -------        -------       -------
      Advertising and public relations     $ 2,904        $ 3,090       $ 2,060
      Postage, printing and supplies         3,547          3,782         2,381
      Professional fees                      2,816          2,754         1,567
      Other                                  9,788          7,616         8,497
                                           -------        -------       -------

         Total other                       $19,055        $17,242       $14,505
                                           =======        =======       =======

(17)  FAIR VALUE OF FINANCIAL INSTRUMENTS
      United uses the following methods to estimate the fair value of financial instruments:

      For financial instruments that have quoted market prices, those quotes are used to determine fair value. Financial instruments that have no defined maturity, have a remaining maturity of 180 days or less, or reprice frequently to a market rate, are assumed to have a fair value that approximates reported book value, after taking into consideration any applicable credit risk. If no market quotes are available, financial instruments are valued by discounting the expected cash flows using an estimated current market interest rate for the financial instrument. For off-balance sheet derivative instruments, fair value is estimated as the amount that United would receive or pay to terminate the contracts at the reporting date, taking into account the current unrealized gains or losses on open contracts.

      The short maturity of United's assets and liabilities results in having a significant number of financial instruments whose fair value equals or closely approximates reported balance sheet value. Such financial instruments are reported in the following balance sheet captions: cash and cash equivalents, mortgage loans held for sale, securities sold under repurchase agreements, and federal funds purchased. Fair value of securities available for sale equals the balance sheet value. As of December 31, 2000 and 1999, the fair value of interest rate contracts used for balance sheet management were a receivable of $320 thousand and $113 thousand, respectively.

      Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect the premium or discount on any particular financial instrument that could result from the sale of United's entire holdings. Because no market exists for a significant portion of United's financial instruments, fair value estimates are based on many judgments. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

      The carrying amount and fair values for other balance sheet options at December 31, 2000 and 1999 are as follows (in thousands):

                                                                 December 31, 2000                December 31, 1999
                                                          --------------------------         -----------------------------
                                                            Carrying                         Carrying
                                                             Amount        Fair Value          Amount          Fair Value
                                                             ------        ----------          ------          ----------
          Assets:
             Securities held to maturity                  $     --          $     --          $   10,988        $    9,953
             Loans, net                                    1,767,357         1,766,999         1,544,105         1,541,454
          Liabilities:
             Deposits                                     $1,995,865        $2,003,686        $1,869,379        $1,868,131
             Federal Home Loan Bank advances                 257,225           254,443           294,279           293,579
             Long-term debt                                   41,243            39,091            43,055            39,243

                   UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



(18)     CONDENSED FINANCIAL STATEMENTS OF UNITED COMMUNITY BANKS, INC.
        (PARENT ONLY)



                              STATEMENTS OF INCOME

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (in thousands)

                                                                                      2000           1999         1998
                                                                                     -------       -------      -------
       Dividends from subsidiaries                                                $    3,611     $   4,537    $   4,542
       Other                                                                           6,998         5,248        2,893
                                                                                     -------       -------      -------
                  Total income                                                        10,609         9,785        7,435

       Interest                                                                        3,619         2,671        1,560
       Other                                                                          16,507        10,502        5,739
                                                                                      ------        ------      -------
                  Total expense                                                       20,126        13,173        7,299

       Income tax benefit                                                              4,552         2,689        1,404
                                                                                     -------       -------      -------
           Income (loss) before equity in undistributed income of subsidiaries        (4,965)         (699)       1,540

       Equity in undistributed income of subsidiaries                                 19,482        16,797       14,110
                                                                                      ------        ------       ------
       Net income                                                                 $   14,517     $  16,098    $  15,650
                                                                                      ======        ======       ======

                                 BALANCE SHEETS

                        AS OF DECEMBER 31, 2000 AND 1999
                                 (in thousands)

                                     Assets

                                                                                               2000         1999
                                                                                             --------      --------

       Cash                                                                               $       557    $      785
       Investment in subsidiaries                                                             191,497       151,470
       Other assets                                                                            14,985        11,394
                                                                                             --------      --------
                Total assets                                                              $   207,039    $  163,649
                                                                                              =======       =======

                      Liabilities and Stockholders' Equity

       Other liabilities                                                                  $     6,294    $    3,822
       Other short-term borrowings                                                              1,743        15,365
       Convertible subordinated debentures                                                      3,500         3,500
       Trust Preferred securities                                                              37,114        21,650
                                                                                             --------      --------
                Total liabilities                                                              48,651        44,337
                                                                                             --------      --------
       Stockholders' equity                                                                   158,388       119,312
                                                                                              -------       -------
                Total liabilities and stockholders' equity                                $   207,039    $  163,649
                                                                                              =======       =======

                  UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(18) CONDENSED FINANCIAL STATEMENTS OF UNITED COMMUNITY BANKS, INC. (PARENT ONLY), CONTINUED

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (in thousands)

                                                                             2000            1999            1998
                                                                          --------         --------         --------
          Operating activities:
            Net earnings                                                  $ 14,517         $ 16,098         $ 15,650
            Adjustments to reconcile net earnings to net cash
              (used) provided by operating activities:
              Equity in undistributed earnings of the subsidiaries         (19,482)         (16,797)         (14,110)
              Depreciation, amortization and accretion                       1,246              862              470
                  Change in:
                    Other assets                                            (3,646)             525            1,613
                    Other liabilities                                        2,042            3,138           (2,295)
                                                                          --------         --------         --------
                      Net cash (used) provided by operating activities      (5,323)           3,826            1,328
                                                                          --------         --------         --------

          Investing activities:
            Purchase of premises and equipment                              (1,191)            (737)          (2,173)
            Investment in subsidiaries                                      (8,179)          (9,300)          (7,899)
            Purchase of bank subsidiary                                       --             (7,191)            --
            Purchase of investment securities                                 --               (104)            --
                                                                          --------         --------         --------
                      Net cash used in investing activities                 (9,370)         (17,332)         (10,072)
                                                                          --------         --------         --------

          Financing activities:
            Proceeds from junior subordinated debentures                    15,464             --             21,650
            Proceeds from notes payable                                      8,328           15,365             --
            Repayments of notes payable                                    (21,950)            --            (12,722)
            Proceeds from issuing common stock                                  41              216              117
            Proceeds from common stock offering                             15,764             --              1,560
            Dividends paid on common stock                                  (2,493)          (1,417)          (1,088)
            Cash dividends paid by acquired subsidiaries                      (646)            (806)            (613)
            Dividends paid on preferred stock                                  (43)            --
                                                                          --------         --------         --------
                                                                                                            --------
                                                                                                            --------
                      Net cash provided by financing activities             14,465           13,358            8,904
                                                                          --------         --------         --------

                      Net change in cash                                      (228)            (148)             160
          Cash at beginning of year                                            785              933              773
                                                                          --------         --------         --------
                      Cash at end of year                                 $    557         $    785         $    933
                                                                          ========         ========         ========

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


                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF UNITED.

         The information contained under the heading "Information About Nominees for Director" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement to be used in connection with the solicitation of proxies for United's 2001 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference. Pursuant to instruction 3 to paragraph (b) of
Item 401 of Regulation S-K, information relating to the executive officers of United is included in Item 1 of this Report.


ITEM 11.   EXECUTIVE COMPENSATION.

         The information contained under the heading "Executive Compensation" in the Proxy Statement to be used in connection with the solicitation of proxies for United's 2001 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT.

         The information contained under the heading "Security Holdings of Certain Beneficial Owners and Management," in the Proxy Statement to be used in connection with the solicitation of proxies for United's 2001 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference. For purposes of determining the aggregate market value of United's voting stock held by nonaffiliates, shares held by all directors and executive officers of United have been excluded. The exclusion of such shares is not intended to, and shall not, constitute a determination as to which persons or entities may be "Affiliates" of United as defined by the Commission.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information contained under the heading "Certain Relationships and Related Transactions" in the Proxy Statement to be used in connection with the solicitation of proxies for United's 2001 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)      1.       Financial Statements.
                  --------------------

         The following consolidated financial statements are located in Item 8 of this Report:

         Report of Independent Auditors
         Consolidated Balance sheets - December 31, 2000 and 1999
         Consolidated Statements of Income - Years ended December 31, 2000, 1999, and 1998 Consolidated Statements of Comprehensive Income - Years ended December 31, 2000, 1999, and 1998 Consolidated Statements of Changes in Stockholders' Equity - Years ended December 31, 2000, 1999, and 1998 Consolidated Statements of Cash Flows - Years ended December 31, 2000, 1999, and 1998 Notes to Consolidated Financial Statements


         2.       Financial Statement Schedules.
                  -----------------------------

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

                10.5 Agreement and Plan of Reorganization between United and Independent Bancshares, Inc., dated as of March 3, 2000 (Incorporated by reference to Exhibit 2.2 to United's Registration Statement on Form S-4 filed June 8, 2000, as amended, Commission File Number 333-38856)

                10.6 Agreement and Plan of Reorganization between United and North Point Bancshares, Inc., dated as of March 3, 2000 (Incorporated by reference to Exhibit 2.1 to United's Registration Statement on Form S-4 filed June 2, 2000, as amended, Commission File Number 333-38540)

                10.7 Share Purchase Agreement by and among United, United Community, Brintech, Inc., Harold Brewer, and Ross Whipple dated as of September 29, 2000


                12.1 Computation of ratio of earnings to fixed charges (included as Exhibit 12.1 to the 1998 S-4 previously filed with the
                                    Commission   and   incorporated   herein  by
                                    reference).

                21.1                Subsidiaries of United

                23.1                Consent of Certified Public Accountants

                24.1 Power of Attorney of certain officers and directors of United (included on Signature
                                    Page)

                99.1 Notice of Annual Meeting and Proxy Statement of United**

- ------------------------

* Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K pursuant to Item 14(c) of Form 10-K.

**    To be filed by amendment.

(b) United did not file any reports on Form 8-K during the fourth quarter of 2000.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(a) of the Securities Exchange Act of 1934, United has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Blairsville, State of Georgia, on the 30th day of March, 2001.


                                    UNITED COMMUNITY BANKS, INC.
                                    (REGISTRANT)


                                    By:   /s/ Jimmy C. Tallent
                                          --------------------------------------
                                        Jimmy C. Tallent
                                        President and Chief Executive Officer


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

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of United in the capacities set forth and on the 30th day of March, 2001.


     /s/ Jimmy C. Tallent
 ----------------------------------------------------
     Jimmy C. Tallent
     President, Chief Executive Officer and Director
     (Principal Executive Officer)


     /s/ Rex  S. Schuette
- -----------------------------------------------------
     Rex S. Schuette
     Executive Vice President and Chief Financial Officer
     (Principal Financial and Accounting Officer)


     /s/ Robert L. Head, Jr.
- -----------------------------------------------------
     Robert L. Head, Jr.
     Chairman of the Board


     /s/ Billy M. Decker
- -----------------------------------------------------
     Billy M. Decker
     Director


     /s/ Thomas C. Gilliland
- -----------------------------------------------------
     Thomas C. Gilliland
     Director


     /s/  Charles Hill
- -----------------------------------------------------
     Charles Hill
     Director


     /s/ Hoyt O. Holloway
- -----------------------------------------------------
     Hoyt O. Holloway
     Director


     /s/ Clarence William Mason, Sr.
- -----------------------------------------------------
     Clarence William Mason, Sr.
     Director


     /s/ W. C. Nelosn, Jr.
- -----------------------------------------------------
     W. C. Nelson, Jr.
     Director


     /s/ Charles E. Parks
- -----------------------------------------------------
     Charles E. Parks
     Director


     /s/ Tim Wallis
- -----------------------------------------------------
     Tim Wallis
     Director

                                  EXHIBIT INDEX


   Exhibit No.                Description
   -----------                -----------


      21                   Subsidiaries of United.

      23                   Consent of Certified Public Accountants