Form 10-Q
period 2001-03-31
UNITED COMMUNITY BANKS INC
filed 2001-05-15
CIK 857855

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2001

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Transition Period from ___________ to ___________

                         Commission file number 0-21656


                          UNITED COMMUNITY BANKS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

    Georgia                                              58-180-7304
--------------------------------------------------------------------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)

     P.O. Box 398, 63 Highway 515
     Blairsville, Georgia                                     30512
--------------------------------------------------------------------------------
Address of Principal Executive Offices                      (Zip Code)

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

                                 YES [X] NO [ ]

             Common stock, par value $1 per share: 10,528,900 shares
                          outstanding as of May 9, 2001

                                      INDEX

                                                                                                           PAGE
                                                                                                           ----
PART I FINANCIAL INFORMATION
     Item 1. Financial Statements............................................................................1

          Consolidated Statement of Income (unaudited) for the Three Months Ended March 31,
              2001 and 2000..................................................................................1

          Consolidated Balance Sheet (unaudited) at March 31, 2001 and December 31, 2000.....................2

          Consolidated Statement of Comprehensive Income (unaudited) for the
              Three Months Ended March 31, 2001 and 2000.....................................................3

          Consolidated Statement of Cash Flows (unaudited) for the three Months Ended March 31,
              2001 and 2000..................................................................................4

              Notes to Consolidated Financial Statements.....................................................5

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
              Operations.....................................................................................6

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk. ...................................

PART II OTHER INFORMATION

     Item 1. Legal Proceedings
     Item 2. Changes in Securities
     Item 3. Defaults Upon Senior Securities
     Item 4. Submission of Matters to a Vote of Security Holders
     Item 5. Other Information
     Item 6. Exhibits and Reports on Form 8-K

Part I - FINANCIAL INFORMATION

Item 1 - Finanical Statements


 UNITED COMMUNITY BANKS, INC.
 CONSOLIDATED STATEMENT OF INCOME
  FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 2001

-------------------------------------------------------------------------------------------

 (in thousands except, except per share data)                       2001           2000
                                                                ---------------------------
                                                                        (UNAUDITED)
 INTEREST INCOME:
     Interest and fees on loans                                 $     45,371  $     38,687
     Interest on federal funds sold and deposits in banks                559           510
     Interest on investment securities:
          Taxable                                                      7,604         8,614
          Tax exempt                                                     899           979
                                                                ------------  -------------
              Total interest income                                   54,433        48,790
                                                                ------------  -------------

 INTEREST EXPENSE:
     Interest on deposits:
           Demand                                                      3,813         4,093
           Savings                                                       533           612
           Time                                                       19,015        16,835
     Other borrowings                                                  5,763         5,489
                                                                ------------  -------------
          Total interest expense                                      29,124        27,029
                                                                ------------  -------------
          Net interest income                                         25,309        21,761
 Provision for loan losses                                             1,550         1,611
                                                                ------------  -------------
          Net interest income after provision for loan losses         23,759        20,150
                                                                ------------  -------------

 NON-INTEREST INCOME:
     Service charges and fees                                          2,203         1,700
     Consulting fees                                                   1,341         1,084
     Mortgage loan and related fees                                      996           245
     Securities gains (losses), net                                      175             5
     Other                                                             1,200         1,319
                                                                ------------  -------------
          Total non-interest income                                    5,915         4,353
                                                                ------------  -------------
          TOTAL REVENUE                                               29,674        24,503
                                                                ------------  -------------

 NON-INTEREST EXPENSE:
     Salaries and employee benefits                                   11,588         9,903
     Occupancy                                                         2,799         2,532
     Other                                                             5,611         5,027
                                                                ------------  -------------
          Total non-interest expense                                  19,998        17,462
                                                                ------------  -------------
     Income before income taxes                                        9,676         7,041
 Income taxes                                                          3,241         2,250
                                                                ------------  -------------
         NET INCOME                                             $      6,435  $      4,791
                                                                ------------  -------------
         Net Income available to common shareholders            $      6,392  $      4,791
                                                                ------------  -------------


 Earnings per share:
     Basic                                                      $        .61  $        .48
     Diluted                                                             .60           .47

   Average shares outstanding                                         10,516        10,094
   Diluted average shares outstanding                                 10,790        10,391


 UNITED COMMUNITY BANKS, INC.
 CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------------------------
                                                                         MARCH 31,    DECEMBER 31,
 (in thousands)                                                             2001          2000
                                                                      -------------   -------------
 ASSETS                                                                (UNAUDITED)

   Cash and due from banks                                             $    100,432   $     82,513
   Federal funds sold                                                        49,657         19,780
                                                                       ------------   -------------
       Cash and cash equivalents                                            150,089        102,293
                                                                       ------------   -------------

   Securities available for sale                                            507,630        532,111
   Mortgage loans held for sale                                              13,117          6,125
   Loans, net of unearned income                                          1,814,981      1,792,055
        Less - Allowance for loan losses                                     25,133         24,698
                                                                       ------------   -------------
        Loans, net                                                        1,789,848      1,767,357
                                                                       ------------   -------------

   Premises and equipment, net                                               57,387         56,930
   Accrued interest receivable                                               25,184         25,384
   Other assets                                                              40,842         38,679
                                                                       ------------   -------------
       Total assets                                                    $  2,584,097   $  2,528,879
                                                                       ------------   -------------

 LIABILITIES AND STOCKHOLDERS' EQUITY

   Deposits:
        Demand                                                         $    286,666   $    257,375
        Interest bearing demand                                             447,762        413,978
        Savings                                                              89,311         86,568
        Time                                                              1,201,672      1,237,944
                                                                       ------------   -------------
         Total deposits                                                   2,025,411      1,995,865
                                                                       ------------   -------------

    Accrued expenses and other liabilities                                   29,540         23,518
    Federal funds purchased and repurchase agreements                        40,801         52,640
    Federal Home Loan Bank advances                                         278,024        257,225
    Long-term debt                                                           41,386         41,243
                                                                       ------------   -------------
         Total liabilities                                                2,415,162      2,370,491
                                                                       ------------   -------------

 Stockholders' equity:
     Preferred Stock, $1 par value; $10 stated value;                         2,874          2,874
         10,000,000 shares authorized; issued 287,410
     Common stock, $1 par value; 50,000,000 shares authorized;
        10,522,000 and 10,514,000 shares issued and outstanding              10,522         10,514
     Capital surplus                                                         59,486         59,386
     Retained earnings                                                       91,057         85,718
     Accumulated other comprehensive income (loss)                            4,996           (104)
                                                                       ------------   -------------
         Total stockholders' equity                                         168,935        158,388
                                                                       ------------   -------------

         Total liabilities and stockholders' equity                    $  2,584,097   $  2,528,879
                                                                       ------------   -------------

 UNITED COMMUNITY BANKS, INC.
 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
  FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 2001
--------------------------------------------------------------------------------------------------------
 (in thousands)                                                                 2001              2000
                                                                              --------------------------
                                                                                     (UNAUDITED)
 NET INCOME                                                                   $   6,435        $   4,791
                                                                              ---------        ---------

 OTHER COMPREHENSIVE INCOME:
     Unrealized holding gains (losses) on investment securities                   8,401           (1,905)

      Reclassification adjustment for gains on investment
         securities included in non-interest income                                (175)              (5)
                                                                              ---------        ---------

            Total other comprehensive income (loss), before income taxes          8,226           (1,910)
                                                                              ---------        ---------

INCOME TAX EXPENSE (BENEFIT) RELATED TO THE ABOVE ITEMS:

     Unrealized holding gains (losses) on investment securities                   3,193             (724)

     Reclassification adjustment for gains on investment securities                 (67)              (2)
                                                                              ---------        ---------


            Total income tax expense (benefit)                                    3,126             (726)
                                                                              ---------        ---------

            Net unrealized holdings gains (losses), on investment securities      5,100           (1,184)
                                                                              ---------        ---------

            Total comprehensive income                                        $  11,535        $   3,607
                                                                              ---------        ---------

 UNITED COMMUNITY BANKS, INC.
 CONSOLIDATED STATEMENTS OF CASH FLOWS
  FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 2001
--------------------------------------------------------------------------------------------------------------------

 (in thousands)                                                                       2001                2000
                                                                                   ---------------------------------
                                                                                             (UNAUDITED)
OPERATING ACTIVITIES
  Net income                                                                       $      6,435         $     4,791
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation, amortization and accretion                                            1,337               1,513
      Provision for loan losses                                                           1,550               1,611
      Gain on sale of investment securities                                                (175)                 (5)
      Change in assets and liabilities:
          Other assets and accrued  interest receivable                                  (3,595)               (199)
          Accrued expenses and other liabilities                                          6,022              (3,739)
          Mortgage loans held for sale                                                   (6,992)              1,738
                                                                                   -------------        ------------
              NET CASH PROVIDED BY OPERATING ACTIVITIES                                   4,582               5,710
                                                                                   -------------        ------------

INVESTING ACTIVITIES
    Proceeds from sales of securities available for sale                                 11,799                 250
    Proceeds from maturities and calls of securities available for sale                  40,214              12,573
    Purchases of securities available for sale                                          (19,302)            (32,480)
    Proceeds from maturities and calls of securities held to maturity                         -                 740
    Net increase in loans                                                               (25,667)            (72,634)
    Purchase of  premises and equipment                                                  (1,793)             (1,527)
    Purchase of life insurance contracts                                                      -              (2,650)
    Proceeds from sale of other real estate                                                 302                  65
                                                                                   -------------        ------------
              NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                            5,553             (95,663)
                                                                                   -------------        ------------

FINANCING ACTIVITIES
    Net change in deposits                                                               29,546              44,185
    Net change in federal funds purchased and repurchase agreements                     (11,839)              3,128
    Net change in notes payable and other borrowings                                        143               1,723
    Net change in FHLB advances                                                          20,799              20,132
    Proceeds from exercise of stock options                                                 108                   -
    Cash paid for dividends on common stock                                              (1,053)             (1,122)
    Cash paid for dividends on preferred stock                                              (43)                  -
                                                                                   -------------        ------------
              NET CASH PROVIDED BY FINANCING ACTIVITIES                                  37,661              68,046
                                                                                   -------------        ------------

              Net change in cash and cash equivalents                                    47,796             (21,907)

    Cash and cash equivalents at beginning of period                                    102,293             133,863
                                                                                   -------------        ------------

              Cash and cash equivalents at end of period                           $    150,089         $   111,956
                                                                                   =============        ============


 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
       Interest                                                                    $     29,937         $    26,900
       Income Taxes                                                                     778,361           2,200,000

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -  SIGNIFICANT ACCOUNTING POLICIES

The accounting and financial reporting policies of United Community Banks, Inc. ("United") and its subsidiaries conform to generally accepted accounting principles and general banking industry practices. The consolidated financial statements have not been audited and all material intercompany balances and transactions have been eliminated. A more detailed description of United's accounting policies is included in the 2000 annual report filed on Form 10-K.

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


NOTE 2  -  EARNINGS PER SHARE

The following table sets forth the computation of basic and fully diluted earnings per share for three months ended March 31 (in thousands, except per share data):


(In thousands, except per share data)                                          2001              2000
                                                                            ----------         ---------
Basic earnings per share:
   Weighted average shares outstanding                                          10,516            10,094
   Net income available to common shareholders                               $   6,392          $  4,791
   Basic earnings per share                                                        .61               .48

Diluted earnings per share:
    Weighted average shares outstanding                                         10,516            10,094
     Net effect of the assumed exercise of
         stock options based on the treasury
         stock method using average market
         price for the period                                                      134               157

    Effect of conversion of subordinated debt                                      140               140
                                                                             ---------          ---------

    Total weighted average shares and common
        stock equivalents outstanding                                           10,790            10,391
                                                                             =========          ========

    Net income available to common shareholders                              $   6,392          $  4,791
    Income effect of conversion of subordinated
       debt, net of tax                                                             36                36
                                                                             ---------          --------
    Net income, adjusted for effect of conversion
        of subordinated debt, net of tax                                     $   6,428          $  4,827
                                                                             =========          ========

    Diluted earnings per share                                                     .60               .47

PART I ITEM II

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Form 10-Q, both in Management's Discussion and Analysis section and elsewhere, contains forward-looking statements under the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Although United believes that the assumptions underlying the forward-looking statements contained in the discussion are reasonable, any of the assumptions could be inaccurate, and therefore, no assurance can be made that any of the forward-looking statements included in this discussion will be accurate. Factors that could cause actual results to differ from results discussed in forward-looking statements include, but are not limited to: economic conditions (both generally and in the markets where United operates); competition from other providers of financial services offered by United; government regulation and legislation; changes in interest rates; material unforeseen changes in the financial stability and liquidity of United's credit customers; and other risks detailed in United's filings with the Securities and Exchange Commission, all of which are difficult to predict and which may be beyond the control of United. United undertakes no obligation to revise forward-looking statements to reflect events or changes after the date of this discussion or to reflect the occurrence of unanticipated events.

OVERVIEW

         United is a bank holding company registered under the Bank Holding Company Act of 1956, and was incorporated under the laws of the state of Georgia in 1987. United's activities are conducted by its wholly-owned subsidiaries, which include a financial services company and eight banking institutions (which banks are collectively referred to as the "Banks" in this discussion).

         At March 31, 2001, United had total consolidated assets of $2.6 billion, total loans of $1.8 billion, total deposits of $2.0 billion and stockholders' equity of $169 million. For the three months ended March 31, 2001, United's net income was $6.4 million, an increase of $1.6 million, or 34%, from the same period in 2000, and diluted earnings per share increased to $.60 in the first quarter of 2001, from $.47 in the first quarter of 2000, or 28%. Return on average common stockholders' equity for the first quarter was 16.16%, as compared to 15.95% for 2000.

RESULTS OF OPERATIONS

         Net income was $6.4 million for the three months ended March 31, 2001, an increase of 34% from the $4.8 million earned in the first quarter of 2000. Diluted earnings per common share were $.60 for the three months ended March 31, 2001, compared with $.47 for 2000, an increase of 28%. Return on average common equity for the first quarter 2001 was 16.16%, compared with 15.95% for the first quarter 2000. Return on average assets for the three months ended March 31, 2001 was 1.02%, as compared to .80% for the three months ended March 31, 2000.

TABLE 1 - CONDENSED CONSOLIDATED INCOME SUMMARY
For the three months ended March 31, (in thousands, taxable equivalent)

                                                                       CHANGE
                                           2001           2000       2001-2000
Interest income                              $ 55,015      $ 49,348
Interest expense                               29,124        27,029
                                      ------------------------------
   Net interest income                         25,891        22,319       16%
Provision for loan losses                       1,550         1,611
                                      ------------------------------
   Net interest income after
       provision for loan losses               24,341        20,708
Non-interest income                             5,915         4,353       36%
                                      ------------------------------
   Total revenue                               30,256        25,061       21%
Non-interest expense                           19,998        17,462       15%
                                      ------------------------------
    Income before income taxes                 10,258         7,599       35%
Income tax expense                              3,823         2,808       36%
                                      ------------------------------
    Net income                                $ 6,435       $ 4,791       34%
                                      ==============================



NET INTEREST INCOME (TAXABLE EQUIVALENT)

         Net interest income (the difference between the interest earned on assets and the interest paid on deposits and liabilities) is the single largest component of United's operating income. United actively manages this income source to provide an optimal level of income while balancing interest rate, credit and liquidity risks. Net interest income totaled $25.9 million for the three months ended March 31, 2001, an increase of $3.6 million, or 16%, from the level recorded in 2000.

         During the first quarter 2001, average interest earning assets increased $112 million, or 5%, over the first quarter 2000 amount. This increase was primarily due to the increased growth in real estate loans. Average loans outstanding were $1.8 billion for first quarter of 2001, up $207 million, or 13%, compared to first quarter 2000. Average interest bearing liabilities increased $61 million, or 3%, over the 2000 average balances. This increase was primarily due to an increase in the level of average interest bearing deposits of $64 million.

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

         For the three months ended March 31, 2001 and 2000, United's net interest spread was 3.75% and 3.45%, while the net interest margin was 4.40% and 3.96%, respectively. The 44 basis point increase in the net interest margin in 2001 was primarily attributed to management's continued focus on improving net interest margin through a disciplined deposit and loan pricing strategy.

         The average cost of interest bearing liabilities for the first quarter 2001 was 5.64%, an increase of 25 basis points from the first quarter 2000. This was primarily due to accounts opened in the latter half of 2000, which represented a higher rate environment spurred by rate increases by the Federal Reserve Bank. Core deposits, which include transaction accounts, savings accounts and non-brokered certificates of deposit less than $100,000, represented approximately 79% of total deposits as of March 31, 2001 and 73% as of March 31, 2000.

         The following table shows the relationship between interest income and expense and the average balances of interest earning assets and interest bearing liabilities for the first quarters of 2001 and 2000.


TABLE 2 - AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST ANALYSIS FOR THE THREE MONTHS ENDED MARCH 31,

(In thousands, taxable equivalent)

                                                          2001                                 2000
                                             ------------------------------       -----------------------------
                                               AVERAGE              AVG.            AVERAGE             AVG.
                                               BALANCE   INTEREST   RATE            BALANCE   INTEREST  RATE
                                             ------------------------------       -----------------------------
Assets:
Interest-earning assets:
  Loans, net of unearned income (1)       $ 1,813,368    $  45,503  10.18%        $ 1,606,207  $ 38,755  9.79%
  Taxable investments                         445,209        7,604   6.93%            526,234     8,614  6.64%
  Tax-exempt investments (1)                   79,296        1,349   6.90%             84,327     1,469  7.06%
  Federal funds sold and other interest
    income                                     37,668          559   5.94%             47,177       510  4.32%
                                           -----------------------                ---------------------

TOTAL INTEREST-EARNING ASSETS               2,375,541       55,015   9.39%           2,263,945   49,348  8.84%
                                           -----------------------                ---------------------
Non-interest-earning assets:
  Allowance for loan losses                   (25,418)                                 (19,928)
  Cash and due from banks                      54,190                                   63,631
  Premises and equipment                       56,803                                   56,033
  Other assets                                 59,495                                   53,487
                                          -----------                              -----------
     TOTAL ASSETS                         $ 2,520,611                              $ 2,417,168
                                          ===========                              -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Interest-bearing deposits:
    Transaction accounts                  $   420,117    $   3,813   3.68%         $   417,183 $  4,093  3.98%
    Savings deposits                           86,340          533   2.50%              85,985      612  2.89%
    Certificates of deposit                 1,223,955       19,015   6.30%           1,162,936   16,835  5.87%
                                           -----------------------                ---------------------
       Total interest-bearing deposits      1,730,412       23,361   5.48%           1,666,104   21,540  5.24%
                                           -----------------------                ---------------------
Federal Home Loan Bank advances               273,122        4,057   6.02%             289,777    4,188  5.86%
Long-term debt and other borrowings            91,693        1,706   7.55%              78,694    1,301  6.70%
                                           -----------------------                ---------------------
      Total borrowed funds                    364,815        5,763   6.41%             368,471    5,489  6.04%
                                           -----------------------                ---------------------
TOTAL INTEREST-BEARING LIABILITIES          2,095,227       29,124   5.64%           2,034,575   27,029  5.39%
                                                         ---------                              -------
Non-interest-bearing liabilities:
  Non-interest-bearing deposits               257,518                                  225,807
  Other liabilities                             3,589                                   36,307
                                          -----------                              -----------
     Total liabilities                      2,356,334                                2,296,689
                                          -----------                              -----------
Stockholders' equity                          164,277                                  120,479
                                          -----------                              -----------
     TOTAL LIABILITIES

        AND STOCKHOLDERS' EQUITY          $ 2,520,611                              $ 2,417,168
                                          ===========                              ===========
NET INTEREST INCOME                                      $  25,891                              $ 22,319
                                                         =========                              ========
Net interest-rate spread                                             3.75%                               3.45%
                                                                     ====                                =====

NET INTEREST MARGIN (2)                                              4.40%                               3.96%
                                                                     ====                                =====


(1) Interest income on tax-exempt securities and loans has been increased by 50% to reflect comparable interest on taxable securities.

(2) Net interest margin is tax equivalent net-interest income divided by average interest-earning assets.

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



TABLE 3 - CHANGE IN INTEREST INCOME AND EXPENSE ON A TAX EQUIVALENT BASIS (in thousands)

                                                      THREE MONTHS ENDED MARCH 31,
                                                          2001 Compared to 2000
                                                           INCREASE (DECREASE)
                                                            DUE TO CHANGES IN
                                                   VOLUME                 TOTAL
                                              ---------------------------------------------
Interest-earning assets:
Loans                                        $         5,049        $ 1,699        $ 6,748
Taxable investments                                   (1,256)           246         (1,010)
Tax-exempt investments                                   (87)           (33)          (120)
Federal funds sold
  and other interest income                             (130)           179             49
                                              ---------------  ----------------------------
      TOTAL INTEREST-EARNING ASSETS                    3,576          2,091          5,667

INTEREST-BEARING LIABILITIES:

Transaction accounts                                      26           (306)          (280)
Savings deposits                                           2            (81)           (79)
Certificates of deposit                                  921          1,259          2,180
                                              ---------------  ----------------------------
  Total interest-bearing deposits                        949            872          1,821
FHLB advances                                           (235)           104           (131)
Long-term debt and other borrowings                      227            178            405
                                              ---------------  ----------------------------
  Total borrowed funds                                    (8)           282            274
                                              ---------------  ----------------------------
      TOTAL INTEREST-BEARING LIABILITIES                 941          1,154          2,095
                                              ---------------  ----------------------------
       INCREASE (DECREASE)
          IN NET INTEREST INCOME             $         2,635          $ 937        $ 3,572
                                              ===============  ============================



PROVISION FOR LOAN LOSSES

         The provision for loan losses for the first quarter was $1.6 million for 2001 and 2000. As a percentage of average outstanding loans, the provision for loan losses was .34% and .45% for 2001 and 2000, respectively, on an annualized basis. Net loan charge-offs as a percentage of average outstanding loans for the three months ended March 31, 2001 were .25% as compared with .18% for 2000.

         The provision for loan losses is based on management's evaluation of inherent risks in the loan portfolio and the corresponding analysis of the allowance for loan losses. Additional discussion on loan quality and the allowance for loan losses is included in the Asset Quality section of this report.

NON-INTEREST INCOME

         Total non-interest income for the first three months of 2001, totaled $5.9 million, compared with $4.3 million for 2000. The following table presents the components of non-interest income for the first three months of 2001 and 2000.

TABLE 4 - NON-INTEREST INCOME
For the Three Months Ended March 31
(in thousands)

                                                                    Change
                                          2001         2000        2001-2000
-------------------------------------------------------------------------------
Service charges and fees                   $ 2,340       $ 1,857           26%
Consulting fees                              1,341         1,084           24%
Mortgage loan and related fees                 996           245          307%
Trust and brokerage fees                       240           227            6%
Insurance commissions                          217           213            2%
Securities gains (losses), net                 175             5
Other                                          606           722         (16)%
                                        ---------------------------------------
     Total                                 $ 5,915       $ 4,353           36%
                                        =======================================



         A significant source of non-interest income for United is service charges and fees on deposit accounts. Service charges and fees for 2001 were $2.3 million, compared with $1.9 million in the first quarter 2000. The growth in fee revenue was primarily due to the increase in the number of deposit accounts and transaction activity.

         Consulting fees for the three months ended March 31, 2001 were $1.3 million, an increase of $.3 million, or 24%, over the first three months of 2000. The increase reflects growth in the number of customers and expanded technology consulting services for network, internet banking, market assessments and web-site development.

         Mortgage loan and related fees for the first quarters of 2001 and 2000 were $1.0 million and $.2 million respectively. This increase is the result of a higher volume of mortgage loan originations and service fees due to a favorable interest rate environment. Substantially all of these originated residential mortgages were subsequently sold into the secondary market, including the right to service these loans.

NON-INTEREST EXPENSE

         For the three months ended March 31, 2001, total non-interest expense was $20.0 million, compared with $17.5 million for 2000. The following table presents the components of non-interest expense for the first quarters of 2001 and 2000.


TABLE 5 - NON-INTEREST EXPENSE
For the Three Months Ended March 31
(in thousands)


                                                                   Change
                                         2001          2000      2001-2000
-----------------------------------------------------------------------------
Salaries and employee benefits             $11,588      $ 9,903          17%
Occupancy                                    2,799        3,000         (7)%
Postage, printing and supplies                 925          863           7%
Advertising and public relations               669          743        (10)%
Professional fees                              890          517          72%
Communications                                 466          468
Amortization of intangibles                    191          191
Other expense                                2,470        1,777          39%
                                     ----------------------------------------
                                           $19,998      $17,462          15%
                                     ========================================



         Total salaries and benefits for the first three months of 2001 totaled $11.6 million, an increase of 17% over the same period in 2000. This increase was primarily due to adding staff to support business growth and new services offered to our customers.

         The efficiency ratio measures total operating expenses as a percentage of total revenue, excluding the provision for loan losses, net securities gains (losses) and merger-related expenses. United's efficiency ratio for the three months ended March 31, 2001 was 63.22% as compared with 65.48% for the first quarter of 2000. The decline in the efficiency ratio is due to management's focus to control the level of operating expenses.

INCOME TAXES

         Income taxes, as reported for the first three months of 2001, were $3.2 million as compared with $2.3 million for the three months ended March 31, 2000. The effective tax rates (as a percentage of pre-tax net income) for the first three months of 2001 and 2000 were 33.5% and 32.0%, respectively. These effective rates are lower than the statutory tax rates, primarily due to interest income on certain investment securities and loans that are exempt from income taxes.

BALANCE SHEET REVIEW

              Total assets at March 31, 2001 were $2.6 billion, an increase of $55 million from December 31, 2000. Average total assets for the first quarter of $2.5 billion increased $67 million from the fourth quarter of 2000.

LOANS

             At March 31, 2001, total loans were $1.8 billion, an increase of $23 million from December 31, 2000. Average total loans were $1.8 billion in the first quarter 2001, compared with $1.7 billion as of December 31, 2000. Over the past five years, United has experienced strong loan growth in all markets, with particular strength in loans secured by real estate, both residential and non-residential. Substantially all of United's loans are to customers located in Georgia and North Carolina, the immediate market areas of the Banks. This includes loan customers who have a seasonal residence in the Banks' market areas.

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

         United does not currently allocate the allowance for loan losses to the various loan categories and there were no significant changes in the estimation methods and assumptions used to determine the adequacy of the allowance for loan losses during the first quarter 2001.

         The following table presents a summary of changes in the allowance for loan losses for the three months ended March 31, 2001 and 2000.

TABLE 6 -  SUMMARY OF LOAN LOSS EXPERIENCE

(in thousands)

                                                                       Three Months Ended
                                                                            March 31
                                                                   2001                   2000
                                                              ---------------------------------------
Balance beginning of period                                  $         24,698         $       20,043
Provision for loan losses                                               1,550                  1,611
Loans charged-off                                                      (1,405)                  (553)
Charge-off recoveries                                                     290                    197
                                                              ---------------------------------------
Net charge-offs                                                        (1,115)                  (356)
                                                              ---------------------------------------
Balance end of period                                        $         25,133         $       21,298
                                                              =======================================


                                                                  March 31            December 31,
                                                                   2001                   2000
                                                              ---------------------------------------

Total loans:
   At period end                                             $      1,814,981         $    1,792,055
   Average                                                          1,813,368              1,687,970
As a percentage of average loans:
   Net charge-offs                                                       .25%                   .18%
   Provision for loan losses                                             .34%                   .45%
Allowance as a percentage of period end loans                           1.38%                  1.38%
Allowance as a percentage of non-performing loans                        389%                   444%



         Management believes that the allowance for loan losses at March 31, 2001, is sufficient to absorb losses inherent in the loan portfolio as of that date based on the best information available. This assessment involves uncertainty and judgment; therefore, the adequacy of the allowance for loan losses cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examination of the Banks, may require additional charges to the provision for loan losses in future periods if the results of their review warrant.

NON-PERFORMING ASSETS

         Non-performing loans, which include non-accrual loans and accruing loans past due over 90 days, totaled $6.5 million at March 31, 2001, compared with $5.6 million at December 31, 2000 and $3.0 million at March 31, 2000. At March 31, 2001, the ratio of non-performing loans to total loans was .36%, compared with .31% at December 31, 2000 and .18% at March 31, 2000. Non-performing assets, which include non-performing loans and foreclosed real estate, totaled $9.0 million at March 31, 2001, compared with $6.7 million at December 31, 2000 and $4.0 million at March 31, 2000.

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

         There were no commitments to lend additional funds to customers whose loans were on non-accrual status at March 31, 2001. The table below summarizes United's non-performing assets.

TABLE 7- NON-PERFORMING ASSETS
(in thousands)

                                                        March 31,      December 31,       March 31,
                                                          2001             2000             2000
                                                    ------------------------------------------------
Non-accrual loans                                       $ 6,187          $ 4,605           $ 2,680
Loans past due 90 days or more and
    still accruing                                          279              956               287
                                                    -----------------------------------------------
    Total non-performing loans                            6,466            5,561             2,967
Other real estate owned                                   2,485            1,155               999
     Total non-performing assets                        $ 8,951          $ 6,716           $ 3,966

Total non-performing loans as a percentage
     of total loans                                        .36%             .31%              .18%
Total non-performing assets as a percentage
     of total assets                                       .35%             .27%              .16%



         At March 31,  2001,  United  had $9.4  million  of loans  that were not classified as non-performing but for which known information about the borrowers' financial condition caused management to have concern about the ability of the borrowers to comply with the repayment terms of the loans. These loans were identified through the loan review process described in the Asset Quality and Risk Elements section of this discussion above that provides for assignment of a risk rating based on a ten-grade scale to all commercial and commercial real estate loans. Based on the evaluation of current market conditions, loan collateral, other secondary sources of repayment and cash flow generation, management does not anticipate any significant losses related to these loans. These loans are subject to continuing management attention and are considered in the determination of the allowance for loan losses.

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

         Total average securities decreased 9% from December 31, 2000 to March 31, 2001. The decrease in the average securities was related to the current lower rate environment and managing interest rate risk within the securities portfolio and overall mix of earning assets.

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

DEPOSITS

         Total average deposits as of March 31, 2001 were $1.9 billion, an increase of $46 million from December 31, 2000. Average non-interest bearing demand deposit accounts increased $9 million and average interest bearing transaction accounts increased $37 million from December 31, 2000 to March 31, 2001. Average time deposits as of March 31, 2001 were $1.2 billion, an increase of 2% from December 31, 2000.

         Time deposits of $100,000 and greater totaled $371 million at March 31, 2001, compared with $383 million at December 31, 2000. During 1999, United began to utilize "brokered" time deposits, issued in certificates of less than $100,000, as an alternative source of cost-effective funding. Average brokered time deposits outstanding at March 31, 2001 and December 31, 2000 were $57.4 and $53.9 million, respectively.

SHORT-TERM BORROWINGS

         At March 31, 2001, all of the Banks were shareholders in the Federal Home Loan Bank of Atlanta. Through this affiliation, secured advances totaling $278 million were outstanding at March 31, 2001 at rates competitive with time deposits of like maturities. United anticipates continued utilization of this short and long term source of funds to minimize interest rate risk.

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

          As of March 31, 2001, United's simulation model indicated that net interest income would increase by 1% if interest rates increased by 200 basis points over the next twelve months and would also increase by 1% if interest rates fell by the same amount. United is in an asset sensitive or positive gap position for the next twelve months. This asset sensitive position would generally indicate that United's net interest income would increase should interest rates rise as well as increase should interest rates fall over the next twelve months. Due to the factors cited previously, current simulation results indicate only minimal sensitivity to parallel shifts in interest rates; however, no assurance can be given that United is not at risk from interest rate increases or decreases. Management also evaluates the condition of the economy, the pattern of market interest rates and other economic data to determine the appropriate mix and repricing characteristics of assets and liabilities necessary to optimize the net interest margin.

                  In order to assist in achieving a desired level of interest rate sensitivity, United has entered into off-balance sheet contracts that are considered derivative financial instruments during 2001 and 2000. Derivative financial instruments can be a cost and capital effective means of modifying the repricing characteristics of on-balance sheet assets and liabilities. These contracts include interest rate swaps under which United pays a variable rate and receives a fixed rate, and interest rate cap contracts for which United pays an up-front premium in exchange for a variable cash flow if interest rates exceed the cap contract rate.

                  The cost of the cap contracts is included in other assets in the consolidated balance sheet and is being amortized on a straight-line basis over the five-year term of the contracts. The following table presents United's cap and floor contracts outstanding at March 31, 2001.

TABLE 8 - CAP AND FLOOR CONTRACTS
As of  March 31, 2001
(in thousands)

          CAP CONTRACTS

                                         NOTIONAL          CONTRACT         CONTRACT          FAIR
            Maturity                      Amount             Index            Rate            Value
                                      -------------------------------------------------    ------------
                  August 31, 2001    $        5,000          Prime                 10%    $          -
                  August 27, 2001            20,000          Prime                 10%               -
                                      --------------                                        ------------
                            Total    $       25,000                                       $          -
                                      ==============                                       ============

         FLOOR CONTRACTS

                                         NOTIONAL          CONTRACT         CONTRACT          FAIR
            Maturity                      Amount             Index            Rate            Value
                                      -------------------------------------------------    ------------

                   March 31, 2003    $         30,000        Prime                 10%     $         -
                                      ================                                     ============

The following table presents United's swap contracts outstanding at March 31, 2001.

TABLE 9 - SWAP CONTRACTS
As of  March 31, 2001
(in thousands)

                                   NOTIONAL         RATE         RATE        FAIR
           Maturity                 Amount        Received     Paid (1)      Value
                                ------------------------------------------------------
                  April 2, 2001        $ 15,000        8.41%        8.00%        $ (3)
                  April 5, 2001          10,000        9.50%        8.00%           -
                    May 8, 2001          10,000        8.26%        8.00%         210
                   June 7, 2001          10,000        8.69%        8.00%          12
                  July 27, 2001          10,000        8.85%        8.00%          14
               October 12, 2001          10,000        9.11%        8.00%          74
                   June 7, 2002          10,000        9.05%        8.00%         142
                  June 14, 2002          10,000        9.12%        8.00%         152
                  June 24, 2002          20,000        8.80%        8.00%         335
                  July 29, 2002          25,000        9.04%        8.00%         399
                August 10, 2002          10,000        9.60%        8.00%         270
                 March 24, 2003          25,000        7.80%        8.00%          55
                  June 18, 2003          25,000        7.85%        8.00%          55
                                ------------------------------------------------------
Total/weighted average                $ 190,000        6.58%        5.89%      $1,715
                                ======================================================

(1) Based on prime rate at March 31, 2001.



         Currently, all of United's derivative financial instruments are classified as fair value hedges. Fair value hedges recognize currently in earnings both the impact of change in the fair value of the derivative financial instrument and the offsetting impact of the change in fair value of the hedged asset or liability. At March 31, 2001, United's derivative financial instruments had an aggregate positive fair value of $1.7 million.

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

          The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and the maturities and sales of securities. Mortgage loans held for sale totaled $13 million at March 31, 2001, and typically turn over every 45 days as the closed loans are sold to investors in the secondary market. Other short-term investments such as federal funds sold are additional sources of liquidity.

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

          As disclosed in United's consolidated statements of cash flows, net cash provided by operating activities was $4.6 million during the three months ended March 31, 2001. The major sources of cash provided by operating activities are net income partially offset by changes in other assets and other liabilities. Net cash provided by investing activities of $5.6 million consisted primarily of sales, maturities, calls and paydowns of securities of $52 million, offset by a net increase in loans and purchases of securities totaling $25.7 million and $19.3 million, respectively. Net cash provided by financing activities provided the remainder of funding sources for the first quarter 2001. The $37.6 million of net cash provided by financing activities consisted primarily of a $29.5 million net increase in deposits and a net increase in FHLB advances of $20.8 million. In the opinion of management, United's liquidity position at March 31, 2001, is sufficient to meet its expected cash flow requirements.

CAPITAL RESOURCES AND DIVIDENDS

          Stockholders' equity at March 31, 2001 was $169 million, an increase of $11 million, or 7%, from December 31, 2000. Accumulated other comprehensive income (loss) is not included in the calculation of regulatory capital adequacy ratios. Excluding the change in the accumulated other comprehensive gain, stockholders' equity increased by 3%. Dividends of $1.1 million, or $.10 per share, were declared on common stock during the first quarter of 2001, an increase of 33% per share from the amount declared in the first quarter 2000. The dividend payout ratios for 2001 and 2000 were 16.34% and 15.48%, respectively. United has historically retained the majority of its earnings in order to provide a cost effective source of capital for continued growth and expansion. However, in recognition that cash dividends are an important component of shareholder value, management has instituted a dividend program that provides for increased cash dividends when earnings and capital levels permit.

          The following table presents the cash dividends declared in the first quarters of 2001 and 2000 and the respective payout ratios as a percentage of net income.

TABLE 10 - DIVIDEND PAYOUT INFORMATION

                      FOR THE THREE MONTHS ENDED MARCH 31,

                         2001                       2000
                      DIVIDEND    PAYOUT %        DIVIDEND  PAYOUT %

First quarter      $          .10     16.34%    $      .075      15.48%



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

          The following table shows United's capital ratios, as calculated under regulatory guidelines, at March 31, 2001 and December 31, 2000.

TABLE 11
 CAPITAL RATIOS
(in thousands)

                                             2001                                    2000
                                       ----------------------------------      ----------------------------------
                                            Actual         Regulatory               Actual         Regulatory
                                            Amount          Minimum                 Amount          Minimum
Leverage:
  Amount                                      $ 191,463         $ 75,352              $ 185,700         $ 74,227
  Ratio                                            7.6%             3.0%                   7.5%             3.0%

Tier I Risk Based:
  Amount                                      $ 191,463         $ 72,615              $ 185,700         $ 72,111
  Ratio                                           10.5%             4.0%                  10.3%             4.0%

Total Risk Based:
  Amount                                      $ 217,438        $ 145,230              $ 211,761        $ 144,223
  Ratio                                           12.0%             8.0%                  11.7%             8.0%




          United's Tier I capital, which excludes other comprehensive income, consists of stockholders' equity and qualifying capital securities less goodwill and deposit-based intangibles, totaled to $191 million at March 31, 2001. Tier II capital components include supplemental capital components such as a qualifying allowance for loan losses and qualifying subordinated debt. Tier I capital plus Tier II capital components is referred to as Total Risk-based
Capital and was $217 million at March 31, 2001. The percentage ratios, as calculated under the guidelines, were 10.5% and 12.0% for Tier I and Total Risk-based Capital, respectively, at March 31, 2001.

          A minimum leverage ratio is required in addition to the risk-based capital standards and is defined as period end stockholders' equity and qualifying capital securities, less other comprehensive income, goodwill and deposit-based intangibles divided by average assets adjusted for goodwill and deposit-based intangibles. Although a minimum leverage ratio of 3% is required for the highest-rated bank holding companies which are not undertaking significant expansion programs, the Federal Reserve Board requires a bank holding company to maintain a leverage ratio greater than 3% if it is experiencing or anticipating significant growth or is operating with less than well-diversified risks in the opinion of the Federal Reserve Board. The Federal Reserve Board uses the leverage and risk-based capital ratios to assess capital adequacy of banks and bank holding companies. United's leverage ratios at March 31, 2001 and December 31, 2000 were 7.6% and 7.5%, respectively.

          The capital ratios of United and the Banks currently exceed the minimum ratios required in 2001 as defined by federal regulators. United monitors these ratios to ensure that United and the Banks remain above regulatory minimum guidelines.

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

PART I ITEM III

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         There have been no material changes in United's quantitative and qualitative disclosures about market risk as of March 31, 2001 from that presented in United's Annual Report on Form 10-K for the year ended December 31, 2000.

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



                                        UNITED COMMUNITY BANKS, INC.


                                        By:      /s/ Jimmy C. Tallent
                                            ------------------------------------
                                             Jimmy C. Tallent, President
                                             (Principal Executive Officer)


                                        Date:  May 10, 2001



                                        By       /s/ Rex S. Schuette
                                             -----------------------------------
                                             Rex S. Schuette
                                             Chief Financial Officer
                                             (Principal Financial Officer)


                                        Date:  May 10, 2001