Form 10-Q
period 2001-06-30
UNITED COMMUNITY BANKS INC
filed 2001-08-14
CIK 857855

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM _______ TO ______

                         COMMISSION FILE NUMBER 0-21656


                          UNITED COMMUNITY BANKS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           GEORGIA                                   58-180-7304
  ---------------------------------------------------------------------------
  (STATE OF INCORPORATION)                (I.R.S. EMPLOYER IDENTIFICATION NO.)

   P.O. BOX 398, 63 HIGHWAY 515
   BLAIRSVILLE, GEORGIA                                         30512
-----------------------------------------------------------------------------
ADDRESS OF PRINCIPAL EXECUTIVE OFFICES                        (ZIP CODE)

                                 (706 ) 745-2151
                              --------------------
                               (TELEPHONE NUMBER)


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                 YES [X] NO [ ]

             COMMON STOCK, PAR VALUE $1 PER SHARE: 10,544,836 SHARES
                        OUTSTANDING AS OF AUGUST 10, 2001

                                      INDEX

                                                                                             PAGE
                                                                                             ----
PART I   FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS.......................................................  1

              CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) FOR THE THREE AND
                  SIX MONTHS ENDED JUNE 30, 2001 AND 2000....................................  1

              CONSOLIDATED BALANCE SHEETS AT JUNE 30, 2001 (UNAUDITED) AND
                  DECEMBER 31, 2000 (AUDITED) AND JUNE 30, 2000 (UNAUDITED)..................  2

              CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED) FOR
                  THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000......................  3

              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE SIX
                  MONTHS ENDED JUNE 30, 2001 AND 2000........................................  4

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.....................................  5

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS......................................................  6

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK................. 20

PART II  OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS.......................................................... 21
         ITEM 2.  CHANGES IN SECURITIES...................................................... 21
         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES............................................ 21
         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................ 21
         ITEM 5.  OTHER INFORMATION.......................................................... 22
         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K........................................... 22

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

UNITED COMMUNITY BANKS, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000

-------------------------------------------------------------------------------------------------------------
                                                                    FOR THE THREE           FOR THE SIX
                                                                    MONTHS ENDED            MONTHS ENDED
 (IN THOUSANDS, EXCEPT PER SHARE DATA)                            2001        2000       2001         2000
-------------------------------------------------------------------------------------------------------------
                                                                    (Unaudited)        (Unaudited)
 INTEREST REVENUE:
     Interest and fees on loans                                  $ 45,028   $ 42,122    $ 90,399    $ 80,809
     Interest on federal funds sold and deposits in banks             516        274       1,075         784
     Interest on investment securities:
          Taxable                                                   6,773      8,854      14,377      17,468
          Tax exempt                                                  903        957       1,802       1,936
-------------------------------------------------------------------------------------------------------------
              Total interest revenue                               53,220     52,207     107,653     100,997
-------------------------------------------------------------------------------------------------------------

 INTEREST EXPENSE:
     Interest on deposits:
           Demand                                                   3,493      4,253       7,306       8,346
           Savings                                                    409        601         942       1,213
           Time                                                    17,172     17,435      36,187      34,270
     Other borrowings                                               5,367      6,485      11,130      11,974
-------------------------------------------------------------------------------------------------------------
          Total interest expense                                   26,441     28,774      55,565      55,803
-------------------------------------------------------------------------------------------------------------
          Net interest revenue                                     26,779     23,433      52,088      45,194
 Provision for loan losses                                          1,500      1,954       3,050       3,565
-------------------------------------------------------------------------------------------------------------
          Net interest revenue after provision for loan losses     25,279     21,479      49,038      41,629
-------------------------------------------------------------------------------------------------------------

  FEE REVENUE:
     Service charges and fees                                       2,557      2,108       4,897       3,965
     Consulting fees                                                1,243      1,225       2,584       2,309
     Mortgage loan and related fees                                 1,225        304       2,221         549
     Securities gains (losses), net                                    17        (41)        192         (36)
     Other                                                          1,305      1,086       2,368       2,248
-------------------------------------------------------------------------------------------------------------
          Total fee revenue                                         6,347      4,682      12,262       9,035
-------------------------------------------------------------------------------------------------------------
          TOTAL REVENUE                                            31,626     26,161      61,300      50,664
-------------------------------------------------------------------------------------------------------------
  OPERATING EXPENSES:
     Salaries and employee benefits                                12,272     10,715      23,860      20,618
     Occupancy                                                      2,017      1,846       3,945       3,497
     Communications and equipment                                   1,553      1,324       2,890       2,673
     Other                                                          5,394      4,880      10,539       9,439
-------------------------------------------------------------------------------------------------------------
          Total operating expenses                                 21,236     18,765      41,234      36,227
-------------------------------------------------------------------------------------------------------------
     Income before income taxes                                    10,390      7,396      20,066      14,437
 Income taxes                                                       3,455      2,298       6,696       4,548
-------------------------------------------------------------------------------------------------------------
         NET INCOME                                              $  6,935   $  5,098    $ 13,370    $  9,889
=============================================================================================================
         Net Income available to common shareholders             $  6,909   $  5,098    $ 13,301    $  9,889
=============================================================================================================
 Earnings per share:
     Basic                                                       $    .66   $    .50    $   1.26    $    .98
     Diluted                                                          .64        .49        1.24         .96
  Average shares outstanding
     Basic                                                         10,535     10,119      10,526      10,107
     Diluted                                                       10,817     10,416      10,811      10,404

                                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED COMMUNITY BANKS, INC.
CONSOLIDATED BALANCE SHEETS

----------------------------------------------------------------------------------------------------------------------------------
                                                                                     June 30,         December 31,      June 30,
 (in thousands)                                                                        2001              2000             2000
----------------------------------------------------------------------------------------------------------------------------------
 ASSETS                                                                             (Unaudited)        (Audited)       (Unaudited)
   Cash and due from banks                                                        $   103,588         $    82,513     $    83,002
   Federal funds sold                                                                  24,075              19,780          47,460
----------------------------------------------------------------------------------------------------------------------------------
       Cash and cash equivalents                                                      127,663             102,293         130,462
----------------------------------------------------------------------------------------------------------------------------------

   Securities held to maturity                                                           -                   -              8,910
   Securities available for sale                                                      471,333             532,111         589,943
   Mortgage loans held for sale                                                        13,602               6,125           3,939

   Loans, net of unearned income                                                    1,858,336           1,792,055       1,675,203
        Less - Allowance for loan losses                                               25,651              24,698          22,417
----------------------------------------------------------------------------------------------------------------------------------
        Loans, net                                                                  1,832,685           1,767,357       1,652,786
----------------------------------------------------------------------------------------------------------------------------------

   Premises and equipment, net                                                         57,963              56,930          55,674
   Accrued interest receivable                                                         24,418              25,384          22,689
   Other assets                                                                        40,563              38,679          36,426
----------------------------------------------------------------------------------------------------------------------------------
       Total assets                                                               $ 2,568,227         $ 2,528,879     $ 2,500,829
==================================================================================================================================

 LIABILITIES AND STOCKHOLDERS' EQUITY

   Deposits:
        Demand                                                                    $   295,128         $   257,375     $   244,397
        Interest bearing demand                                                       452,500             413,978         419,351
        Savings                                                                        92,234              86,568          84,739
        Time                                                                        1,153,080           1,237,944       1,200,024
----------------------------------------------------------------------------------------------------------------------------------
         Total deposits                                                             1,992,942           1,995,865       1,948,511
----------------------------------------------------------------------------------------------------------------------------------

    Accrued expenses and other liabilities                                             25,586              23,518          26,341
    Federal funds purchased and repurchase agreements                                  57,175              52,640          13,680
    Federal Home Loan Bank advances                                                   271,619             257,225         330,059
    Long-term debt                                                                     46,591              41,243          41,323
----------------------------------------------------------------------------------------------------------------------------------
         Total liabilities                                                          2,393,913           2,370,491       2,359,914
----------------------------------------------------------------------------------------------------------------------------------

 Stockholders' equity:
     Preferred Stock, $1 par value; $10 stated value;
         10,000,000 shares authorized; issued 172,600 and 287,410                       1,726               2,874            -
     Common stock, $1 par value; 50,000,000 shares authorized;
        10,545,000; 10,514,000 and 10,456,000 shares issued and outstanding            10,545              10,514          10,456
     Capital surplus                                                                   59,930              59,386          57,401
     Retained earnings                                                                 96,912              85,718          82,848
     Accumulated other comprehensive income (loss)                                      5,201                (104)         (9,790)
----------------------------------------------------------------------------------------------------------------------------------
         Total stockholders' equity                                                   174,314             158,388         140,915
----------------------------------------------------------------------------------------------------------------------------------
         Total liabilities and stockholders' equity                               $ 2,568,227         $ 2,528,879     $ 2,500,829
==================================================================================================================================

                                           SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED COMMUNITY BANKS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
 FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000

----------------------------------------------------------------------------------------------------------------------------------
                                                                                 FOR THE THREE                   FOR THE SIX
                                                                                  MONTHS ENDED                  MONTHS ENDED
(in thousands)                                                                2001          2000             2001         2000
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                  (UNAUDITED)
 Net income                                                                  $  6,935         5,098         $ 13,370        9,889
----------------------------------------------------------------------------------------------------------------------------------
 Other comprehensive income:
     Unrealized holding gains (losses) on investment securities                   116         1,556            8,517         (349)

     Net unrealized holding gains on interest rate swaps                          217             -              217            -

     Reclassification adjustment for (gains) losses on investment
         securities                                                               (17)           41             (192)          36
----------------------------------------------------------------------------------------------------------------------------------

           Total other comprehensive income (loss), before income taxes           316         1,597            8,542         (313)
----------------------------------------------------------------------------------------------------------------------------------

INCOME TAX EXPENSE (BENEFIT) RELATED TO THE ABOVE ITEMS:

     Unrealized holding gains (losses) on investment securities                    44           592            3,236         (133)

     Net unrealized holding gains on interest rate swaps                           74             -               74            -

     Reclassification adjustment for (gains) losses on investment securities       (6)           16              (73)          14
----------------------------------------------------------------------------------------------------------------------------------

          Total income tax expense (benefit)                                      112           608            3,237         (119)
----------------------------------------------------------------------------------------------------------------------------------

          Net unrealized holdings gains (losses), on investment securities        204           989            5,305         (194)
----------------------------------------------------------------------------------------------------------------------------------

          Total comprehensive income                                          $ 7,139         6,087         $ 18,675        9,695
==================================================================================================================================

                                           SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 UNITED COMMUNITY BANKS, INC.
 CONSOLIDATED STATEMENTS OF CASH FLOWS
  FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 2001
----------------------------------------------------------------------------------------------------------------
 (in thousands)                                                                    2001               2000
----------------------------------------------------------------------------------------------------------------
                                                                                          (UNAUDITED)
OPERATING ACTIVITIES
  Net income                                                                       $  13,370         $    9,889
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation, amortization and accretion                                         2,815              2,926
      Provision for loan losses                                                        3,050              3,565
      Gain on sale of investment securities                                             (192)                36
      Change in assets and liabilities:
          Other assets and accrued  interest receivable                               (1,290)            (2,517)
          Accrued expenses and other liabilities                                        (563)              (500)
          Mortgage loans held for sale                                                (7,477)             2,387
----------------------------------------------------------------------------------------------------------------
              NET CASH PROVIDED BY OPERATING ACTIVITIES                                9,713             15,786
----------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
    Proceeds from sales of securities available for sale                              13,795              1,318
    Proceeds from maturities and calls of securities available for sale               76,636             28,113
    Purchases of securities available for sale                                       (21,256)           (39,759)
    Proceeds from maturities and calls of securities held to maturity                      -              2,078
    Net increase in loans                                                            (69,598)          (112,995)
    Purchase of  premises and equipment                                               (3,736)            (1,814)
    Purchase of life insurance contracts                                                   -             (3,350)
    Proceeds from sale of other real estate                                            1,211                266
----------------------------------------------------------------------------------------------------------------
              NET CASH (USED) BY INVESTING ACTIVITIES                                 (2,948)          (126,143)
----------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
    Net change in deposits                                                            (2,923)            79,132
    Net change in federal funds purchased and repurchase agreements                    4,535            (18,132)
    Net change in notes payable and other borrowings                                   5,348             (1,732)
    Net change in FHLB advances                                                       14,394             35,780
    Proceeds from the issuance of common stock                                             -             13,728
    Issuance of common stock - employee stock plans                                      575                 34
    Redemption of Preferred Stock                                                     (1,148)                 -
    Cash paid for dividends on common stock                                           (2,107)            (1,854)
    Cash paid for dividends on preferred stock                                           (69)                 -
----------------------------------------------------------------------------------------------------------------
              NET CASH PROVIDED BY FINANCING ACTIVITIES                               18,605            106,956
----------------------------------------------------------------------------------------------------------------

              Net change in cash and cash equivalents                                 25,370             (3,401)

    Cash and cash equivalents at beginning of period                                 102,293            133,863
----------------------------------------------------------------------------------------------------------------

              Cash and cash equivalents at end of period                           $ 127,663         $  130,462
================================================================================================================

 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
       Interest                                                                    $  57,241         $   53,823
       Income Taxes                                                                    3,583              5,504

                                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table sets forth the computation of basic and fully diluted earnings per share for three months and six months ended June 30
(IN  THOUSANDS, EXCEPT PER SHARE DATA):

                                                                   For the Three Months           For the Six Months
                                                                      Ended June 30,                Ended June 30,
(In thousands, except per share data)                              2001            2000           2001           2000
---------------------------------------------------------------------------------------------------------------------------
  Basic earnings per share:
     Weighted average shares outstanding                              10,535    10,119            10,526    10,107
     Net income available to common shareholders                     $ 6,909   $ 5,098           $13,301   $ 9,889
     Basic earnings per share                                            .66       .50              1.26       .98

  Diluted earnings per share:
      Weighted average shares outstanding                             10,535    10,119            10,526    10,107
       Net effect of the assumed exercise of
           stock options based on the treasury
           stock method using average market
           price for the period                                          142       157               145       157

      Effect of conversion of subordinated debt                          140       140               140       140
                                                                   ---------------------------------------------------

      Total weighted average shares and common
          stock equivalents outstanding                               10,817    10,416             10,811    10,404
                                                                   ---------------------------------------------------


     Net income available to common shareholders                     $ 6,909   $ 5,098            $13,301   $ 9,889

      Income effect of conversion of subordinated
         debt, net of tax                                                 45        56                 58       109
                                                                   ----------------------------------------------------
      Net income, adjusted for effect of conversion
          of subordinated debt, net of tax                           $ 6,954   $ 5,154            $13,359   $ 9,998

      Diluted earnings per share                                         .64       .49               1.24       .96

NOTE 3 - RECENT DEVELOPMENTS

On  April  5,2001,   United  redeemed  115,000  shares  of  the  287,410  shares outstanding of United's Series A Preferred Stock for an aggregate consideration of $1,150,000.


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

OVERVIEW

         United is a bank holding company registered under the Bank Holding Company Act of 1956, and was incorporated under the laws of the state of Georgia in 1987. United's activities are conducted by its wholly-owned subsidiaries, which include a financial services company, a bank technology consulting company and eight banking institutions (which banks are collectively referred to as the "Banks" in this discussion).

         At June 30, 2001, United had total consolidated assets of $2.6 billion, total loans of $1.9 billion, total deposits of $2.0 billion and stockholders' equity of $174 million. For the six months ended June 30, 2001, United's net income was $13.4 million, an increase of $3.5 million, or 35%, from the same period in 2000. Diluted earnings per share increased 29% to $1.24 for the six months ended June 30, 2001, from $.96 in the first half of 2000. Return on average common stockholders' equity for the first half of 2001 was 16.27%, as compared to 15.80% for same period in 2000.


RESULTS OF OPERATIONS

         Net income was $6.9 million for the three months ended June 30, 2001, an increase of $1.8 million, or 36%, from the same period in 2000. Diluted earnings per share were $.64 for the three months ended June 30, 2001, compared with $.49 for the same period in 2000, an increase of 31%. Return on average common stockholders' equity for the second quarter of 2001 was 16.42%, compared with 15.80% for the second quarter of 2000. Return on average assets for the three months ended June 30, 2001 was 1.09%, compared to .83% for the three months ended June 30, 2000.

TABLE 1 - CONDENSED CONSOLIDATED INCOME SUMMARY
For the Three and Six Months Ended June 30, 2001 and 2000
(in thousands, taxable equivalent)

                                          THREE MONTHS            CHANGE               SIX MONTHS                CHANGE
                                         ENDED JUNE 30,                               ENDED JUNE 30,
                                       2001            2000     2001-2000           2001           2000         2001-2000
Interest revenue                     $ 53,795      $ 52,778                    $ 108,810       $ 102,125
Interest expense                       26,441        28,774                       55,565          55,803
                                     -----------------------                   --------------------------
   Net interest revenue                27,354        24,004        14%            53,245          46,322           15%
Provision for loan losses               1,500         1,954                        3,050           3,565
                                     -----------------------                   --------------------------
   Net interest revenue after
       provision for loan losses       25,854        22,050                       50,195          42,757
Fee revenue                             6,347         4,682        36%            12,262           9,035           36%
                                     -----------------------                   --------------------------
   Total revenue                       32,201        26,732        20%            62,457          51,792           21%
Operating expenses                     21,236        18,765        13%            41,234          36,227           14%
                                     -----------------------                   --------------------------
    Income before income taxes         10,965         7,967        38%            21,223          15,565           36%
Income tax expense                      4,030         2,869        40%             7,853           5,676           38%
                                     -----------------------                   --------------------------
    Net income                        $ 6,935       $ 5,098        36%          $ 13,370         $ 9,889           35%
                                     =======================                   ==========================

NET INTEREST REVENUE (TAXABLE EQUIVALENT)

         Net interest revenue (the difference between the interest earned on assets and the interest paid on deposits and liabilities) is the single largest component of United's total revenue. United actively manages this revenue source to provide an optimal level of revenue while balancing interest rate, credit and liquidity risks. Net interest revenue totaled $27.4 million for the three months ended June 30, 2001, an increase of $3.4 million, or 14%, from the three months ended June 30, 2000.

         During the second quarter 2001, average interest earning assets increased $90 million, or 4%, over the second quarter 2000 amount. This increase was primarily due to the growth in real estate loans. Average loans outstanding were $1.8 billion for second quarter of 2001, up $153 million, or 9%, from the second quarter 2000. Average total interest bearing liabilities for the second quarter 2001 were flat when compared to the second quarter 2000 average balances. The $43 million increase in average interest bearing deposits was offset by a $46 million decrease in Federal Home Loan Bank advances.

         The banking industry uses two key ratios to measure relative profitability of net interest revenue. The net interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest bearing liabilities. The interest rate spread eliminates the impact of non-interest bearing deposits and gives a direct perspective on the effect of market interest rate movements. The net interest margin is defined as net interest revenue as a percent of average total earning assets and takes into account the positive impact of investing non-interest-bearing deposits.

         For the three months ended June 30, 2001 and 2000, United's net interest spread was 3.88% and 3.60%, while the net interest margin was 4.56% and 4.16%, respectively. The 40 basis point increase in the net interest margin in second quarter 2001 was primarily attributed to management's continued focus on improving net interest margin through a disciplined deposit and loan pricing strategy.

         The average cost of interest bearing liabilities for the second quarter 2001 was 5.10%, a decrease of 47 basis points from second quarter 2000. This was primarily due to lower rates paid on interest bearing demand and savings accounts and lower pricing on new and renewed time deposits spurred by the Federal Reserve Bank's multiple rate decrease actions in 2001. Core deposits, which include transaction accounts, savings accounts and non-brokered certificates of deposit less than $100,000, represented approximately 78% of total deposits as of June 30, 2001 and 80% as of June 30, 2000.

         The following tables show the relationship between interest revenue and expense and the average balances of interest earning assets and interest bearing liabilities for the three months and six months ended June 30, 2001 and 2000.

TABLE 2 - AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST ANALYSIS FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 200
(In thousands, taxable equivalent)

                                                                            2001                                      2000
                                                     ------------  ------------------------  --------------  -----------------------
                                                       AVERAGE                      AVG.         AVERAGE                      AVG.
                                                       BALANCE         INTEREST     RATE         BALANCE         INTEREST     RATE
                                                     ------------    ----------------------  --------------  -----------------------
ASSETS:
Interest-earning assets:
  Loans, net of unearned income (1)                   $1,830,004        $ 45,151     9.90%      $1,677,459        $ 42,214    10.12%
  Taxable investments                                    416,733           6,773     6.50%         519,447           8,854     6.82%
  Tax-exempt investments (1)                              77,220           1,355     7.02%          82,571           1,436     6.95%
  Federal funds sold and other interest revenue           78,461             516     2.63%          33,268             274     3.29%
                                                     ------------      ----------              ------------      ----------

     TOTAL INTEREST-EARNING ASSETS                     2,402,418          53,795     8.98%       2,312,745          52,778     9.17%
                                                     ------------      ----------              ------------      ----------

Non-interest-earning assets:
  Allowance for loan losses                              (25,786)                                  (21,866)
  Cash and due from banks                                 56,189                                    61,400
  Premises and equipment                                  57,473                                    55,781
  Other assets                                            66,817                                    56,821
                                                     ------------                              ------------

     TOTAL ASSETS                                     $2,557,111                                $2,464,881
                                                     ============                              ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Interest-bearing deposits:
Transaction accounts                                   $ 450,950         $ 3,493     3.11%      $  423,341         $ 4,253     4.04%
Savings deposits                                          90,250             409     1.82%          87,359             601     2.77%
Certificates of deposit                                1,172,029          17,172     5.88%       1,159,168          17,435     6.05%
                                                     ------------      ----------              ------------      ----------
       Total interest-bearing deposits                 1,713,229          21,074     4.93%       1,669,868          22,289     5.37%
                                                     ------------      ----------              ------------      ----------
Federal Home Loan Bank advances                          276,833           3,902     5.65%         322,632           4,866     6.07%
Long-term debt and other borrowings                       89,258           1,465     6.58%          85,723           1,619     7.60%
                                                     ------------      ----------              ------------      ----------
      Total borrowed funds                               366,091           5,367     5.88%         408,355           6,485     6.39%
                                                     ------------      ----------              ------------      ----------

      TOTAL INTEREST-BEARING LIABILITIES               2,079,320          26,441     5.10%       2,078,223          28,774     5.57%
                                                                       ----------                                ----------
Non-interest-bearing liabilities:
  Non-interest-bearing deposits                          279,934                                   237,252
  Other liabilities                                       29,276                                    24,188
                                                     ------------                              ------------
     Total liabilities                                 2,388,530                                 2,339,663
                                                     ------------                              ------------
Stockholders' equity                                     168,581                                   125,218
                                                     ------------                              ------------
     TOTAL LIABILITIES
        AND STOCKHOLDERS' EQUITY                      $2,557,111                                $2,464,881
                                                     ============                              ============
NET INTEREST REVENUE                                                    $ 27,354                                  $ 24,004
                                                                       ==========                                ==========
Net interest-rate spread                                                             3.88%                                     3.60%
                                                                                    =======                                   ======
NET INTEREST MARGIN (2)                                                              4.56%                                     4.16%
                                                                                    =======                                   ======


TABLE 2, CONTINUED - AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST ANALYSIS FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
(In thousands, taxable equivalent)

                                                                   2001                                          2000
                                          --------------  ------------------------       -------------  ------------------------
                                             Average                      Avg.              Average                     Avg.
                                             Balance         Interest     Rate              Balance        Interest     Rate
                                          --------------  ------------------------       -------------  ------------------------
Assets:
Interest-earning assets:
  Loans, net of unearned income (1)          $1,821,727        $ 90,655    10.04%          $1,632,165        $ 80,969     9.98%
  Taxable investments                           429,981          14,377     6.69%             517,029          17,468     6.76%
  Tax-exempt investments (1)                     78,321           2,703     6.90%              82,913           2,904     7.00%
  Federal funds sold and other interest
    revenue                                      67,112           1,075     3.20%              41,557             784     3.77%
                                            -----------       ---------                   -----------       ---------

     Total interest-earning assets            2,397,141         108,810     9.14%           2,273,664         102,125     9.02%
                                            -----------       ---------                   -----------       ---------

Non-interest-earning assets:
  Allowance for loan losses                     (25,601)                                      (20,899)
  Cash and due from banks                        55,158                                        61,828
  Premises and equipment                         57,148                                        55,632
  Other assets                                   63,683                                        54,979
                                            -----------                                   -----------
     Total assets                            $2,547,529                                    $2,425,204
                                            ===========                                   ===========


Liabilities and Stockholders' Equity
Interest-bearing liabilities:
  Interest-bearing deposits:
Transaction accounts                         $  435,619         $ 7,306     3.38%           $ 416,974         $ 8,346     4.03%
Savings deposits                                 88,306             942     2.15%              86,608           1,213     2.82%
Certificates of deposit                       1,197,848          36,187     6.09%           1,157,465          34,270     5.95%
                                            -----------       ---------                   -----------       ---------
       Total interest-bearing deposits        1,721,773          44,435     5.20%           1,661,047          43,829     5.31%
                                            -----------       ---------                   -----------       ---------
Federal Home Loan Bank advances                 275,369           7,959     5.83%             305,161           9,054     5.97%
Long-term debt and other borrowings              89,172           3,171     7.17%              81,713           2,920     7.19%
                                            -----------       ---------                   -----------       ---------
      Total borrowed funds                      364,541          11,130     6.16%             386,874          11,974     6.22%
                                            -----------       ---------                   -----------       ---------

     Total interest-bearing liabilities       2,086,314          55,565     5.37%           2,047,921          55,803     5.48%
                                                              ---------                                     ---------
Non-interest-bearing liabilities:
  Non-interest-bearing deposits                 268,752                                       231,032
  Other liabilities                              27,798                                        25,473
                                            -----------                                   -----------
     Total liabilities                        2,382,864                                     2,304,426
                                            -----------                                   -----------

Stockholders' equity                            164,665                                       120,778
                                                                                          -----------
     Total liabilities
        and stockholders' equity             $2,547,529                                    $2,425,204
                                            ===========                                   ===========
Net Interest Revenue                                           $ 53,245                                      $ 46,322
                                                              =========                                     =========
Net interest-rate spread                                                    3.77%                                         3.54%
                                                                           =====                                        ======
Net Interest Margin (2)                                                     4.47%                                         4.09%
                                                                           =====                                        ======

(1) Interest income on tax-exempt securities and loans has been increased by 50% to reflect comparable interest on taxable securities.
(2) Net interest margin is tax equivalent net-interest income divided by average interest-earning assets.

         The following table shows the relative impact on net interest revenue for changes in the average outstanding balances (volume) of earning assets and interest bearing liabilities and the rates earned and paid by United on such assets and liabilities. Variances resulting from a combination of changes in rate and volume are allocated in proportion to the absolute dollar amounts of the change in each category.

TABLE 3 - CHANGE IN INTEREST REVENUE AND EXPENSE ON A TAX EQUIVALENT BASIS (in thousands)

                                                       THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                          2001 COMPARED TO 2000          2001 COMPARED TO 2000
                                                           INCREASE (DECREASE)            INCREASE (DECREASE)
                                                            DUE TO CHANGES IN              DUE TO CHANGES IN
                                                       VOLUME      RATE      TOTAL     VOLUME       RATE      TOTAL
                                                      -------    -------    -------    -------    -------    -------
  Interest-earning assets:
  Loans                                               $ 4,040    $(1,103)   $ 2,937    $ 9,167    $   519    $ 9,686
  Taxable investments                                  (1,737)      (344)    (2,081)    (2,939)      (152)    (3,091)
  Tax-exempt investments                                  (93)        12        (81)      (160)       (41)      (201)
  Federal funds sold
    and other interest revenue                            431       (189)       242        546       (255)       291
                                                      -------    -------    -------    -------    -------    -------
        Total interest-earning assets                   2,641     (1,624)     1,017      6,614         71      6,685

  Interest-bearing liabilities:
  Transaction accounts                                    194       (954)      (760)       302     (1,342)    (1,040)
  Savings deposits                                         13       (205)      (192)        18       (289)      (271)
  Certificates of deposit                                 157       (420)      (263)     1,147        770      1,917
                                                      -------    -------    -------    -------    -------    -------
    Total interest-bearing deposits                       364     (1,579)    (1,215)     1,467       (861)       606
  FHLB advances                                          (669)      (295)      (964)      (899)      (196)    (1,095)
  Long-term debt and other borrowings                      53       (207)      (154)       258         (7)       251
                                                      -------    -------    -------    -------    -------    -------
    Total borrowed funds                                 (616)      (502)    (1,118)      (641)      (203)      (844)
                                                      -------    -------    -------    -------    -------    -------
        Total interest-bearing liabilities               (252)    (2,081)    (2,333)       826     (1,064)      (238)
                                                      -------    -------    -------    -------    -------    -------

         Increase in net interest revenue             $ 2,893    $   457    $ 3,350    $ 5,788    $ 1,135    $ 6,923
                                                      =======    =======    =======    =======    =======    =======

PROVISION FOR LOAN LOSSES

         The provision for loan losses for the second quarter of 2001 and 2000 was $1.5 million and $2.0 million and for the first half of 2001 and 2000 was $3.1 and $3.6 million, respectively. As a percentage of average outstanding loans, the first six months provision for loan losses was .34% and .44% for 2001 and 2000, respectively, on an annualized basis. Net loan charge-offs as a percentage of average outstanding loans for the six months ended June 30, 2001 were .23% as compared with .15% for the same period in 2000.

         The provision for loan losses is based on management's evaluation of inherent risks in the loan portfolio and the corresponding analysis of the allowance for loan losses. Additional discussion on loan quality and the allowance for loan losses is included in the Asset Quality section of this report.

FEE REVENUE

         Total fee revenue for the second quarter of 2001, totaled $6.3 million, compared with $4.7 million for 2000. The following table presents the components of fee revenue for the second quarter of 2001 and 2000.

TABLE 4 - FEE REVENUE
For the Three and Six Months Ended June 30, 2001 and 2000
(in thousands)                                For the Three Months                             For the Six Months
                                                 Ended June 30,                                  Ended June 30,
                                   --------------------------------------------    -------------------------------------------
                                                                    Change                                          Change
                                       2001           2000         2001-2000           2001          2000          2001-2000
---------------------------------------------------------------  --------------    ----------------------------   ------------
Service charges and fees                $ 2,557        $ 2,108             21%        $ 4,897        $ 3,965            24%
Consulting fees                           1,243          1,225              1%          2,584          2,309            12%
Mortgage loan and related fees            1,225            304            303%          2,221            549           305%
Securities gains (losses), net               17            (41)                           192            (36)
Other                                     1,305          1,086             20%          2,368          2,248             5%
                                      -------------------------      ----------    --------------------------      ---------
     Total                              $ 6,347        $ 4,682             36%        $12,262        $ 9,035            36%
                                      =========================      ==========    ==========================      =========


         A significant source of fee revenue for United is service charges and fees on deposit accounts. Service charges and fees for the second quarter of 2001 were $2.6 million, compared with $2.1 million in the second quarter 2000. The growth in fee revenue was primarily due to the increase in the number of deposit accounts and transaction activity.

         Mortgage loan and related fees for the second quarter of 2001 and 2000 were $1.2 million and $.3 million respectively. This increase is the result of a higher volume of mortgage loan origination and service fees due to a favorable interest rate environment. Substantially all of these originated residential mortgages were subsequently sold into the secondary market, including the right to service these loans.

         Total fee revenue for the six months ended June 30, 2001 was $12.3 million, up $3.2 million, or 36%, from 2000 due primarily to the growth in service charges and mortgage loan and related fees, consistent with the second quarter growth in fee revenue.

OPERATING EXPENSES

         For the three months ended June 30, 2001, total operating expenses were $21.2 million, compared with $18.8 million for 2000. The following table presents the components of operating expenses for the three and six months ended June 30, 2001 and 2000.

TABLE 5 - OPERATING EXPENSE
For the Three and Six Months Ended June 30, 2001 and 2000
(in thousands)

                                                    For the Three Months                        For the Six Months
                                                       Ended June 30,                             Ended June 30,
                                         ---------------------------------------    ------------------------------------------
                                                                       Change                                       Change
                                           2001         2000          2001-2000        2001         2000          2001-2000
---------------------------------------------------------------      -----------    -----------------------      -------------
Salaries and employee benefits           $ 12,272     $ 10,715           15%         $ 23,860     $ 20,618            16%
Occupancy                                   2,017        1,846            9%            3,945        3,497            13%
Communications and equipment                1,553        1,324           17%            2,890        2,673             8%
Postage, printing and supplies              1,048          913           15%            1,973        1,776            11%
Professional fees                           1,103          567           95%            1,993        1,084            84%
Other expense                               3,243        3,400           -5%            6,573        6,579             0%
                                        -----------------------      --------       -----------------------        -------
                                         $ 21,236     $ 18,765           13%         $ 41,234     $ 36,227            14%
                                        =======================      ========       =======================        =======

         Total salaries and benefits for the second quarter of 2001 totaled $12.3 million, an increase of 15% over the same period in 2000. This increase was primarily due to adding staff to support business growth and new services offered to our customers. Professional fees of $1.1 million were up 95% due to several operating and new product initiatives in 2001, including internet banking and imaging roll-out, and a higher level of legal fees.

         The efficiency ratio measures total operating expenses as a percentage of total revenue, excluding the provision for loan losses, net securities gains (losses) and merger-related expenses. United's efficiency ratio for the second quarter of 2001 was 63.04% as compared with 65.33% for the second quarter of 2000. The reduction in the efficiency ratio is due to management's focus to control the level of operating expenses.

         Total operating expense for the first six months of 2001 were $41.2 million, up $5 million, or 14%, due to business growth and new services offered to customers.

INCOME TAXES

         Income taxes, as reported for the three months ended June 30, 2001, were $3.5 million as compared with $2.3 million for the three months ended June 30, 2000. The effective tax rate (as a percentage of pre-tax net income) for the second quarter of 2001 and 2000 was 33.5% and 31.1%, respectively. The effective rate is lower than the statutory tax rate, primarily due to interest revenue on certain investment securities and loans that are exempt from income taxes, and the increase in effective tax rate for 2001 is due to a higher mix of taxable revenue.


BALANCE SHEET REVIEW

         Total assets at June 30, 2001 were $2.6 billion, and slightly higher than the $2.5 billion as of December 31, 2000 and June 30, 2000. Average total assets for the second quarter of 2001 were $2.6 billion, up $.1 billion from averages in the second quarter of 2000.

LOANS

         At June 30, 2001, total loans were $1.9 billion, an increase of $183 million, or 11% from June 30, 2001. Average total loans for the second quarter of 2001 were $1.8 billion, an increase of $153 million, or 9% over second quarter of 2000. Over the past five years, United has experienced strong loan growth in all markets, with particular strength in loans secured by real estate, both residential and non-residential. Substantially all of United's loans are to customers located in north Georgia and western North Carolina, the immediate market areas of the Banks. This includes loan customers who have a seasonal residence in the Banks' market areas.

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

         United does not currently allocate the allowance for loan losses to the various loan categories and there were no significant changes in the estimation methods and assumptions used to determine the adequacy of the allowance for loan losses during the second quarter 2001.

         The following table presents a summary of changes in the allowance for loan losses for the three and six months ended June 30, 2001 and 2000.


TABLE 6 -  SUMMARY OF LOAN LOSS EXPERIENCE
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000

(in thousands)                                            Three  Months Ended               Six Months Ended
                                                               June 30,                           June 30,
                                                          2001            2000            2001            2000
                                                      -------------   ------------    -----------     -----------

  Balance beginning of period                         $    25,133     $    21,298     $    24,692     $    20,043
  Loans charged-off                                        (1,161)         (1,028)         (2,560)         (1,550)
  Charge-off recoveries                                       179             193             469             359
                                                      -----------     -----------     -----------     -----------
  Net charge-offs                                            (982)           (835)         (2,091)         (1,191)
  Provisions for loan losses                                1,500           1,954           3,050           3,565
                                                      -----------     -----------     -----------     -----------
  Balance end of period                               $    25,651     $    22,417     $    25,651     $    22,417
                                                      ===========     ===========     ===========     ===========


  Total loans:
     At period end                                    $ 1,858,336     $ 1,675,203     $ 1,858,336     $ 1,675,203
     Average                                            1,830,004       1,677,459       1,821,727       1,632,165
  As a percentage of average loans:
     Net charge-offs                                          .22%            .20%            .23%            .15%
     Provision for loan losses                                .33%            .46%            .34%            .44%
  Allowance as a percentage of period end loans              1.38%           1.34%           1.38%           1.34%
  Allowance as a percentage of non-performing loans           338%            507%            338%            507%

         Management believes that the allowance for loan losses at June 30, 2001 is sufficient to absorb losses inherent in the loan portfolio as of that date based on the best information available. This assessment involves uncertainty and judgment; therefore, the adequacy of the allowance for loan losses cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examination of the Banks, may require additional charges to the provision for loan losses in future periods if the results of their review warrant.


NON-PERFORMING ASSETS

         Non-performing loans, which include non-accrual loans and accruing loans past due over 90 days, totaled $7.6 million at June 30, 2001, compared with $5.6 million at December 31, 2000 and $4.4 million at June 30, 2000. At June 30, 2001, the ratio of non-performing loans to total loans was .41%, compared with .31% at December 31, 2000 and .26% at June 30, 2000. Non-performing assets, which include non-performing loans and foreclosed real estate, totaled $8.8 million at June 30, 2001, compared with $6.7 million at December 31, 2000 and $5.7 million at June 30, 2000.

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

         There were no commitments to lend additional funds to customers whose loans were on non-accrual status at June 30, 2001. The table below summarizes United's non-performing assets.

TABLE 7- NON-PERFORMING ASSETS
(in thousands)

                                                           June 30,    December 30,     June 30,
                                                             2001         2000            2000
                                                           --------    ------------     --------
  Non-accrual loans                                         $7,592        $4,605        $3,924
  Loans past due 90 days or more and
      still accruing                                             8           956           495
                                                            ------         ------       ------
      Total non-performing loans                             7,600         5,561         4,419
  Other real estate owned                                    1,170         1,155         1,264
                                                            ------        ------        ------
       Total non-performing assets                          $8,770        $6,716        $5,683
                                                            ======        ======        ======

  Total non-performing loans as a percentage
       of total loans                                          .41%          .31%         .26%
  Total non-performing assets as a percentage
       of total assets                                         .34%          .27%         .23%


         At June 30, 2001, United had $10.8 million of loans that were not classified as non-performing but for which known information about the borrowers' financial condition caused management to have concern about the ability of the borrowers to comply with the repayment terms of the loans. These loans were identified through the loan review process described in the ASSET QUALITY AND RISK ELEMENTS section of this discussion above that provides for assignment of a risk rating based on a ten-grade scale to all commercial and commercial real estate loans. Based on the evaluation of current market conditions, loan collateral, other secondary sources of repayment and cash flow generation, management does not anticipate any significant losses related to these loans. These loans are subject to continuing management attention and are considered in the determination of the allowance for loan losses.

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

         Total average investment securities for the second quarter of 2001, decreased 18% from second quarter of 2001. The decrease in the average securities was related to the current lower rate environment and managing interest rate risk within the securities portfolio and overall mix of earning assets.

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

DEPOSITS

         Total deposits at June 30, 2001 were $2.0 billion, an increase of $44 million from June 30, 2000. Total non-interest bearing demand deposit accounts increased $8 million and interest bearing transaction accounts increased $5 million during the second quarter 2001. Total time deposits as of June 30, 2001 were $1.2 billion, a decrease of $49 million from the first quarter 2001.

         Time deposits of $100,000 and greater totaled $327 million at June 30, 2001, compared with $371 million at March 31, 2001. During 1999, United began to utilize "brokered" time deposits, issued in certificates of less than $100,000, as an alternative source of cost-effective funding. Average brokered time deposits outstanding at June 30, 2001 and March 31, 2001 was $56 and $57 million, respectively.

SHORT-TERM BORROWINGS

         At June 30, 2001, all of the Banks were shareholders in the Federal Home Loan Bank of Atlanta. Through this affiliation, secured advances totaling $272 million and $330 million were outstanding at June 30, 2001 and 2000, respectively; at rates competitive with time deposits of like maturities. United anticipates continued utilization of this short and long term source of funds to minimize interest rate risk.

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

         United's net interest revenue, and the fair value of its financial instruments, are influenced by changes in the level of interest rates. The Company manages its exposure to fluctuations in interest rates through policies established by Asset/Liability Management Committee ("ALCO") of its Subsidiary Banks. The ALCO meets periodically and has responsibility for approving asset/liability management policies, formulating and implementing strategies to improve balance sheet positioning and/or earnings and reviewing the interest rate sensitivity of United.

         Management utilizes an interest rate simulation model to estimate the sensitivity of net interest revenue to changes in interest rates. Such estimates are based upon a number of assumptions for each scenario, including the level of balance sheet growth, deposit repricing characteristics and the rate of prepayments.

         As of June 30, 2001, United's simulation model indicated that net interest income would not be impacted if interest rates increased or decreased by 200 basis points over the next twelve months. United is in an asset neutral position for the next twelve months. This neutral position generally indicates that United's net interest income would not be impacted should interest rates rise or fall over the next twelve months. Due to the factors cited previously, current simulation results indicate only minimal sensitivity to parallel shifts in interest rates; however, no assurance can be given that United is not at risk from interest rate increases or decreases. Management also evaluates the condition of the economy, the pattern of market interest rates and other economic data to determine the appropriate mix and repricing characteristics of assets and liabilities necessary to optimize the net interest margin.

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

         The cost of the cap contracts is included in other assets in the consolidated balance sheet and is being amortized on a straight-line basis over the five-year term of the contracts. The following table presents United's cap contracts outstanding at June 30, 2001.


TABLE 8 - CAP CONTRACTS
As of  June 30, 2001
(in thousands)


    CAP CONTRACTS
                                NOTIONAL      CONTRACT     CONTRACT       FAIR
      MATURITY                   AMOUNT         INDEX        RATE         VALUE
                              ---------------------------------------   -------
         August 31, 2001       $  5,000         Prime          10%           -
         August 27, 2001         20,000         Prime          10%           -
                              ----------                                -------
                   Total       $ 25,000                                  $   -
                              ==========                                =======

The following table presents United's swap contracts outstanding at June 30, 2001.

TABLE 9 - SWAP CONTRACTS
As of  June 30, 2001
(in thousands)

                                        NOTIONAL         RATE         RATE        FAIR
          TYPE / MATURITY                AMOUNT        RECEIVED     PAID (1)      VALUE
----------------------------------------------------------------------------------------
FAIR VALUE CONTRACTS
                       July 27, 2001    $  10,000        8.85%        6.75%     $   (64)
                    October 12, 2001       10,000        9.11%        6.75%          64
                        June 7, 2002       10,000        9.05%        6.75%         175
                       June 14, 2002       10,000        9.12%        6.75%         186
                       June 24, 2002       20,000        8.80%        6.75%         365
                       July 29, 2002       25,000        9.04%        6.75%         505
                     August 10, 2002       10,000        9.60%        6.75%         265
                                     ---------------------------------------------------
TOTAL FAIR VALUE CONTRACTS                 95,000        9.05%        6.75%       1,496

CASH FLOW CONTRACTS
                      March 24, 2003       25,000        7.80%        6.75%         125
                       June 18, 2003       25,000        7.85%        6.75%          92
                                     ---------------------------------------------------
TOTAL CASH FLOW CONTRACTS                  50,000        7.83%        6.75%         217

                                     ---------------------------------------------------
TOTAL/WEIGHTED AVERAGE                  $ 145,000        8.62%        6.75%     $ 1,713
                                     ===================================================

(1) Based on prime rate at June 30, 2001.

         United's derivative financial instruments are classified as fair value or cash flow hedges. Cash flow hedges are reflected in stockholders equity in other comprehensive income, and totaled $.2 million as of June 30, 2001. Fair value hedges recognize currently in earnings both the impact of change in the fair value of the derivative financial instrument and the offsetting impact of the change in fair value of the hedged asset or liability. At June 30, 2001, United's derivative financial instruments had an aggregate positive fair value of $1.7 million.

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

          The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and the maturities and sales of securities. Mortgage loans held for sale totaled $14 million at June 30, 2001, and typically turn over every 45 days as the closed loans are sold to investors in the secondary market. Other short-term investments such as federal funds sold are additional sources of liquidity.

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

         As disclosed in United's consolidated statements of cash flows, net cash provided by operating activities was $9.7 million during the six months ended June 30, 2001. The major sources of cash provided by operating activities are net income partially offset by changes in other assets and other liabilities. Net cash used by investing activities of $2.9 million consisted primarily of sales, maturities, calls and paydowns of securities of $90.4 million, offset by a net increase in loans and purchases of securities totaling $69.6 million and $21.3 million, respectively. Net cash provided by financing activities provided the remainder of funding sources for the first half 2001.
The $18.6 million of net cash provided by financing activities consisted primarily of a $2.9 million net decrease in deposits and net increases in FHLB advances, federal funds purchased and repurchase agreements and notes payable and borrowings totaling $14.4 million, $4.5 million and $5.3 million, respectively. In the opinion of management, United's liquidity position at June 30, 2001, is sufficient to meet its expected cash flow requirements.


CAPITAL RESOURCES AND DIVIDENDS

          Stockholders' equity at June 30, 2001 was $174 million, an increase of $33 million from June 30, 2000. The increase is due primarily to the $15.6 million public offering completed in the third quarter of 2000 plus cumulative earnings less dividends paid since the second quarter of last year. Accumulated other comprehensive income (loss) is not included in the calculation of regulatory capital adequacy ratios. Excluding the change in the accumulated other comprehensive gain, stockholders' equity increased by 3% during the second quarter of 2001. Dividends of $1.1 million, or $.10 per share, were declared on common stock during the second quarter of 2001, an increase of 33% per share from the amount declared in the second quarter 2000. The dividend payout ratios for the second quarter of 2001 and 2000 were 15%. United has historically retained the majority of its earnings in order to provide a cost effective source of capital for continued growth and expansion. However, in recognition that cash dividends are an important component of shareholder value, management has instituted a dividend program that provides for increased cash dividends when earnings and capital levels permit.

          The following table presents the cash dividends declared in the first and second quarters of 2001 and 2000 and the respective payout ratios as a percentage of net income.

TABLE 10 - DIVIDEND PAYOUT INFORMATION


                           2001                        2000
                    DIVIDEND   PAYOUT %         DIVIDEND   PAYOUT %
First quarter      $     .10     16%           $    .075     16%
Second quarter     $     .10     15%           $    .075     15%

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

          The following table shows United's capital ratios, as calculated under regulatory guidelines, at June 30, 2001 and June 30, 2000.

TABLE 11
CAPITAL RATIOS
(in thousands)

                                            2001                                    2000
                               --------------------------------       ---------------------------------
                                   Actual         Regulatory               Actual         Regulatory
                                   Amount          Minimum                 Amount          Minimum
Tier I Leverage:
  Amount                         $ 196,985         $ 76,713              $ 162,588           73,946
  Ratio                                7.7%             3.0%                   6.6%             3.0%

Tier I Risk Based:
  Amount                         $ 196,985         $ 75,571              $ 162,588         $ 67,374
  Ratio                               10.4%             4.0%                   9.6%             4.0%

Total Risk Based:
  Amount                         $ 223,769        $ 151,142              $ 183,643        $ 134,749
  Ratio                               11.8%             8.0%                  10.9%             8.0%


         United's Tier I capital, which excludes other comprehensive income, consists of stockholders' equity and qualifying capital securities less goodwill and deposit-based intangibles, totaled to $197 million at June 30, 2001. Tier II capital components include supplemental capital components such as a qualifying allowance for loan losses and qualifying subordinated debt. Tier I capital plus Tier II capital components is referred to as Total Risk-based Capital and was $224 million at June 30, 2001. The percentage ratios, as calculated under the guidelines, were 10.9% and 11.8% for Tier I and Total Risk-based Capital, respectively, at June 30, 2001.

         A minimum Tier I leverage ratio is required in addition to the risk-based capital standards and is defined as period end stockholders' equity and qualifying capital securities, less other comprehensive income, goodwill and deposit-based intangibles divided by average assets adjusted for goodwill and deposit-based intangibles. Although a minimum Tier I leverage ratio of 3% is required for the highest-rated bank holding companies which are not undertaking significant expansion programs, the Federal Reserve Board requires a bank holding company to maintain a Tier I leverage ratio greater than 3% if it is experiencing or anticipating significant growth or is operating with less than well-diversified risks in the opinion of the Federal Reserve Board. The Federal Reserve Board uses the leverage and risk-based capital ratios to assess capital adequacy of banks and bank holding companies. United's Tier I leverage ratios at June 30, 2001 and June 30, 2000 were 7.7% and 6.6%, respectively.

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

PART I ITEM III

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         There have been no material changes in United's quantitative and qualitative disclosures about market risk as of June 30, 2001 from that presented in United's Annual Report on Form 10-K for the year ended December 31, 2000.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings - None

Item 2.   Changes in Securities

          On April 5,2001, United redeemed 115,000 shares of the 287,410 shares outstanding of United's Series A Preferred Stock for an aggregate consideration of $1,150,000.

Item 3.   Defaults upon Senior Securities - None

Item 4.   Submission of Matters to a Vote of Securities Holders

     a. United Community Banks, Inc. 2001 Annual Meeting of Stockholders was held June 7, 2001.

     b. The following directors were elected to serve a term until the next annual meeting and election:

          Jimmy Tallent
          Robert H. Blalock
          Harold Brewer
          Guy W. Freeman
          Thomas C. Gilliland
          Robert L. Head, Jr.
          Charles E. Hill
          Hoyt O. Holloway
          Clarence W. Mason, Jr.
          W.C. Nelson, Jr.
          Charles E. Parks
          Tim Wallis
          Voting For the Above Slate of Directors - 6,515,030, Voting Against/ Abstain - 254,631

     c. To consider and act upon a proposal to amend United's Amended and Restated Articles of Incorporation (the "Articles") to authorize the Board of Directors to consider constituencies when evaluating a business combination proposal. Voting For - 6,690,653, Voting Against/Abstain - 79,008

     d. To consider and act upon a proposal to amend the Articles to provide for the limitation of director liability. Voting For - 6,528,476, Voting Against/Abstain - 241,185

     e. To consider and act upon a proposal to amend the Articles to require the affirmative vote of the holders of two-thirds of the issued and outstanding shares entitled to vote thereon to amend certain of the Articles of the By-Laws of United. Voting For - 6,641,767, Voting Against/Abstain - 127,894

     f. To consider and act upon a proposal to amend the Articles to enact a provision to govern potential business combination transactions with interested shareholders. Voting For - 6,715,090, Voting Against/Abstain - 54,571

     g. To consider and act upon a proposal to amend the Articles to provide that directors can be removed only for cause by the affirmative vote of the holders cause by the affirmative vote of the holders of two-thirds of the issued and outstanding shares entitled to vote thereon. Voting For - 6,642,484, Voting Against/Abstain - 127,177

Item 5.   Other Information

          On June 7, 2001, the Company entered into identical Change in Control Severance Agreements with the following executive officers of the
          Company: Jimmy C. Tallent, the Company's President and Chief Executive Officer, Harold Brewer, an Executive Vice President and Chief Operating Officer, James G. Campbell, the Company's Senior Vice President and Director of Retail Banking, and Thomas C. Gilliland, the Company's Executive Vice President and Secretary.

          On June 7, 2001, the Company also entered into Change of Control Severance Agreements with Rex S. Schuette, the Company's Executive Vice President and Chief Financial Officer and Guy W. Freeman, an Executive Vice President of the Company.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               1)   Exhibit 3.1     Restated Articles of Incorporation of United
                                    Community Banks, Inc.

               2)   Exhibit 10.1    Form of United Community Banks,  Inc. Change
                                    in Control Severance Agreement

               3)   Exhibit 10.2    Change in Control Severance  Agreement dated
                                    as of June 7, 2001,  by and  between  United
                                    Community Banks, Inc. and Guy W. Freeman

               4)   Exhibit 10.3    Change in Control Severance  Agreement dated
                                    as of June 7, 2001,  by and  between  United
                                    Community Banks, Inc. and Rex S. Schuette

          (b) There were no reports filed on Form 8-K during this reporting period.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   UNITED COMMUNITY BANKS, INC.


                                   By:      /S/ JIMMY C. TALLENT
                                       -----------------------------------------
                                        Jimmy C. Tallent, President
                                        (Principal Executive Officer)


                                   Date:  August 14, 2001



                                   By       /S/ REX S. SCHUETTE
                                        ---------------------------------------
                                        Rex S. Schuette
                                        Chief Financial Officer
                                        (Principal Financial Officer)


                                   Date:  August 14, 2001