Form 10-Q
period 2001-09-30
UNITED COMMUNITY BANKS INC
filed 2001-11-14
CIK 857855

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

 For the Quarterly Period Ended September 30, 2001

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

YES [X]       NO [   ]

 Common stock, par value $1 per share: 10,475,919 shares
outstanding as of October 31, 2001

Part I – FINANCIAL INFORMATION

Item 1 – Financial Statements
UNITED COMMUNITY BANKS, INC.
Consolidated Statements of Income
For the Three and Nine Months Ended September 30, 2001 and 2000

	For the Three		For the Nine
	Months Ended		Months Ended
(in thousands, except per share data)	2001	2000	2001	2000

Interest revenue:	(Unaudited)		(Unaudited)
Interest and fees on loans	$43,173	$43,879	$133,572	$124,679
Interest on federal funds sold and deposits in banks	450	1,075	1,525	2,037
Interest on investment securities:
Taxable	6,332	8,399	20,709	25,698
Tax exempt	885	958	2,687	2,891

Total interest revenue	50,840	54,311	158,493	155,305

Interest expense:
Interest on deposits:
Demand	3,089	4,391	10,395	12,742
Savings	305	595	1,247	1,808
Time	15,398	19,620	51,585	53,889
Other borrowings	5,333	5,628	16,463	17,596

Total interest expense	24,125	30,234	79,690	86,035

Net interest revenue	26,715	24,077	78,803	69,270
Provision for loan losses	1,500	1,907	4,550	5,472

Net interest revenue after provision for loan losses	25,215	22,170	74,253	63,798

Fee revenue:
Service charges and fees	2,377	2,078	7,304	6,060
Consulting fees	1,112	1,116	3,696	3,425
Mortgage loan and related fees	1,486	439	3,707	990
Securities gains (losses), net	27	(2,655)	219	(2,691)
Other	1,105	1,024	3,443	3,259

Total fee revenue	6,107	2,002	18,369	11,043

Total revenue	31,322	24,172	92,622	74,841

Operating expenses:
Salaries and employee benefits	12,490	11,015	36,820	31,634
Occupancy	1,921	1,826	5,866	5,353
Communications and equipment	1,556	1,127	4,446	3,799
Other	4,542	12,495	14,611	21,909

Total operating expenses	20,509	26,463	61,743	62,695

Income (loss) before income taxes	10,813	(2,291)	30,879	12,146
Income taxes	3,573	(768)	10,269	3,780

Net income (loss)	$7,240	$(1,523)	$20,610	$8,366

Net income (loss) available to common shareholders	$7,214	$(1,523)	$20,515	$8,366

Earnings (loss) per share:
Basic	$.68	$(.15)	$1.95	$.82
Diluted	.67	(.15)	1.91	.81

Average shares outstanding:
Basic	10,545	10,489	10,532	10,228
Diluted	10,831	10,489	10,824	10,525

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED COMMUNITY BANKS, INC.
Consolidated Balance Sheets

	September 30,	December 31,	September 30,
($ in thousands)	2001	2000	2000

ASSETS	(Unaudited)	(Audited)	(Unaudited)

Cash and due from banks	$ 96,550	$ 82,513	$ 108,101
Federal funds sold	40,598	19,780	30,640

Cash and cash equivalents	137,148	102,293	138,741

Securities available for sale	477,092	532,111	541,058
Mortgage loans held for sale	13,589	6,125	8,260
Loans, net of unearned income	1,836,188	1,792,055	1,720,190
Less - Allowance for loan losses	26,427	24,698	23,407

Loans, net	1,809,761	1,767,357	1,696,783

Premises and equipment, net	57,556	56,930	54,516
Accrued interest receivable	22,430	25,384	23,126
Other assets	43,792	38,679	37,209

Total assets	$ 2,561,368	$ 2,528,879	$ 2,499,693

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Demand	$ 270,971	$ 257,375	$ 258,670
Interest-bearing demand	494,889	413,978	416,477
Savings	94,556	86,568	86,048
Time	1,138,959	1,237,944	1,210,434

Total deposits	1,999,375	1,995,865	1,971,629

Accrued expenses and other liabilities	32,579	23,518	17,218
Federal funds purchased and repurchase agreements	45,318	52,640	33,190
Federal Home Loan Bank advances	256,745	257,225	288,074
Long-term debt	42,706	41,243	41,924

Total liabilities	2,376,723	2,370,491	2,352,035

Stockholders' equity:
Preferred stock, $1 par value; $10 stated value; 10,000,000 shares authorized; 172,600, 287,410 and 287,410 shares issued and
outstanding	1,726	2,874	2,874
Common stock, $1 par value; 50,000,000 shares authorized;
10,545,000 ; 10,514,000 and 10,514,000 shares issued and
outstanding	10,545	10,514	10,514
Capital surplus	59,929	59,386	59,409
Retained earnings	103,061	85,718	80,380
Accumulated other comprehensive income (loss)	9,384	(104)	(5,519)

Total stockholders' equity	184,645	158,388	147,658

Total liabilities and stockholders' equity	$ 2,561,368	$ 2,528,879	$ 2,499,693

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED COMMUNITY BANKS, INC.
Consolidated Statements of Comprehensive Income
For the Three and Nine Months Ended September 30, 2001 and 2000
	For the Three		For the Nine
	Months Ended		Months Ended
(in thousands)	2001	2000	2001	2000

	(Unaudited)
Net income (loss)	$7,240	$(1,523)	$20,610	$8,366

Other comprehensive income:
Unrealized holding gains on securities available for sale	4,567	3,916	12,695	3,580

Net unrealized holding gains on interest rate swaps
qualifying as cash flow hedges	1,868	-	2,085	-

Reclassification adjustment for realized (gains) losses on
securities transactions	(27)	2,655	(219)	2,691

Total other comprehensive income before income taxes	6,408	6,571	14,561	6,271

Income tax expense (benefit) related to the above items:

Unrealized holding gains on securities available for sale	1,599	1,371	4,441	1,253

Net unrealized holding gains on interest rate swaps
qualifying as cash flow hedges	635	-	709	-

Reclassification adjustment for realized (gains) losses on
securities transactions	(9)	929	(77)	942

Total income tax expense	2,225	2,300	5,073	2,195

Net other comprehensive income	4,183	4,271	9,488	4,076

Total comprehensive income	$11,423	$2,748	$30,098	$12,442

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED COMMUNITY BANKS, INC.
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2000 and 2001

(in thousands)	2001	2000

	(Unaudited)
Operating activities
Net income	$20,610	$8,366
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	4,234	3,500
Provision for loan losses	4,550	5,472
Gain on sale of securities	(219)	2,691
Gain on sale of other assets	(127)	-
Change in assets and liabilities:
Other assets and accrued interest receivable	81	(4,310)
Accrued expenses and other liabilities	3,990	(7,114)
Mortgage loans held for sale	(7,464)	(1,934)

Net cash provided by operating activities	25,655	6,671

Investing activities
Proceeds from sales of securities available for sale	26,288	58,200
Proceeds from maturities and calls of securities available for sale	117,816	63,316
Purchases of securities available for sale	(75,952)	(68,828)
Net increase in loans	(49,295)	(159,988)
Purchase of premises and equipment	(4,442)	(1,119)
Purchase of life insurance contracts	-	(3,350)
Proceeds from sale of other real estate	1,455	810

Net cash provided (used) by investing activities	15,870	(110,959)

Financing activities
Net change in deposits	3,510	102,250
Net change in federal funds purchased and repurchase agreements	(7,322)	1,378
Net change in notes payable and other borrowings	1,463	(16,131)
Net change in FHLB advances	(480)	(6,205)
Proceeds from the issuance of trust preferred securities	-	14,479
Proceeds from the issuance of stock	-	15,611
Issuance of common stock - employee stock plans	574	39
Redemption of preferred stock	(1,148)	-
Cash paid for dividends on common stock	(3,172)	(2,255)
Cash paid for dividends on preferred stock	(95)	-

Net cash (used) provided by financing activities	(6,670)	109,166

Net change in cash and cash equivalents	34,855	4,878
Cash and cash equivalents at beginning of period	102,293	133,863

Cash and cash equivalents at end of period	$137,148	$138,741

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$81,643	$85,601
Income taxes	3,583	7,469

Noncash financing activities:
Preferred stock issued in satisfaction of deferred compensation obligation	$-	$2,814

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

United Community Banks, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 – Significant Accounting Policies

The accounting and financial reporting policies of United Community Banks, Inc. ("United") and its subsidiaries conform to generally accepted accounting principles and general banking industry practices. The consolidated financial statements have not been audited. All material intercompany balances and transactions have been eliminated. A more detailed description of United’s accounting policies is included in the 2000 annual report filed on Form 10-K.

In management’s opinion, all accounting adjustments necessary to accurately reflect the financial position and results of operations on the accompanying financial statements have been made. These adjustments are considered normal and recurring accruals considered necessary for a fair and accurate presentation. The results for interim periods are not necessarily indicative of results for the full year or any other interim periods.

Note 2 – Earnings Per Share

The following table sets forth the computation of basic and fully diluted earnings per share for three months and nine months ended September 30 (in thousands, except per share data):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(In thousands, except per share data)	2001	2000	2001	2000

Basic earnings (loss) per share:
Weighted average shares outstanding	10,545	10,489	10,532	10,228

Net income (loss) available to common shareholders	$7,214	$(1,523)	$20,515	$8,366

Basic earnings (loss) per share	$.68	$(.15)	$1.95	$.82

Diluted earnings (loss) per share:
Weighted average shares outstanding	10,545	10,489	10,532	10,228
Net effect of the assumed exercise of stock options based on the
treasury stock method using average market price for the period	146	-	152	157
Effect of conversion of subordinated debt	140	-	140	140

Total weighted average shares and common
stock equivalents outstanding	10,831	10,489	10,824	10,525

Net income (loss) available to common shareholders	$7,214	$(1,523)	$20,515	$8,366
Income effect of conversion of subordinated debt, net of tax	40	-	137	160

Net income (loss), adjusted for effect of conversion
of subordinated debt, net of tax	$7,254	$(1,523)	$20,652	$8,526

Diluted earnings (loss) per share	$.67	$(.15)	$1.91	$.81

Note 3 – Recent Developments

On April 5,2001, United redeemed 115,000 shares of the 287,410 shares outstanding of United’s Series A Preferred Stock outstanding for an aggregate consideration of $1,150,000.

 Note 4 – Reclassification

Certain amounts for the comparative periods of 2000 have been reclassified to conform to the 2001 presentation.

Part I Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Form 10-Q, both in Management’s Discussion and Analysis section and elsewhere, contains forward-looking statements under the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Although United believes that the assumptions underlying the forward-looking statements contained in the discussion are reasonable, any of the assumptions could be inaccurate, and therefore, no assurance can be made that any of the forward-looking statements included in this discussion will be accurate. Factors that could cause actual results to differ from results discussed in forward-looking statements include, but are not limited to: economic conditions (both generally and in the markets where United operates); competition from other providers of financial services offered by United; government regulation and legislation; changes in interest rates; material unforeseen changes in the financial stability and liquidity of United’s credit customers; and other risks detailed in United’s filings with the Securities and Exchange Commission, all of which are difficult to predict and which may be beyond the control of United. United undertakes no obligation to revise forward-looking statements to reflect events or changes after the date of this discussion or to reflect the occurrence of unanticipated events.

Overview

United is a bank holding company registered under the Bank Holding Company Act of 1956, and was incorporated under the laws of the state of Georgia in 1987. United’s activities are primarily conducted by its eight wholly-owned banking subsidiaries (which banks are collectively referred to as the “Banks” in this discussion).

 Third quarter and first nine months of 2001 and 2000 are presented in this discussion on an operating basis that excludes restructuring and other charges of $7.2 million, after-tax, related to mergers completed during the third quarter of 2000. Including these merger charges for 2000, United reported a loss of $1.5 million or $.15 per diluted share for the third quarter of 2000 and net income of $8.4 million or $.81 per diluted share for the first nine months of 2000. For 2001, there were no nonrecurring charges included in earnings.

At September 30, 2001, United had total consolidated assets of $2.561 billion, total loans of $1.836 billion, total deposits of $1.999 billion and stockholders’ equity of $185 million. For the nine months ended September 30, 2001, United’s net operating income was $20.6 million, an increase of $5.0 million, or 32%, from the same period in 2000. Diluted operating earnings per share increased 27% to $1.91 for the nine months ended September 30, 2001, from $1.50 in the first nine months of 2000. Return on average common stockholders’ equity for the first nine months of 2001 was 16.18%, as compared to 16.10% for same period in 2000.

Results of Operations

Net operating income was $7.2 million for the three months ended September 30, 2001, an increase of $1.5 million, or 27%, from the same period in 2000. Diluted operating earnings per share were $.67 for the three months ended September 30, 2001, compared with $.53 for the same period in 2000, an increase of 26%. Return on average common stockholders’ equity for the third quarter of 2001 was 16.29%, compared with 15.50% for the third quarter of 2000. Return on average assets for the three months ended September 30, 2001 was 1.13%, compared to .90% for the three months ended September 30, 2000.

Table 1 - Condensed Consolidated Operating Income Summary
For the Three and Nine Months Ended September 30,
(in thousands, taxable equivalent)

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
			Change			Change
	2001	2000	2001-2000	2001	2000	2001-2000

Interest revenue	$51,312	$54,873		$160,122	$156,996
Interest expense	24,125	30,234		79,690	86,035

Net interest revenue	27,187	24,639	10%	80,432	70,961	13%
Provision for loan losses	1,500	1,540		4,550	5,105

Net interest revenue after
provision for loan losses	25,687	23,099	11	75,882	65,856	15
Fee revenue	6,107	4,656	31	18,369	13,697	34

Total revenue	31,794	27,755	15	94,251	79,553	18
Operating expenses	20,509	18,850	9	61,743	55,082	12

Income before income taxes	11,285	8,905	27	32,508	24,471	33
Income tax expense	4,045	3,198	26	11,898	8,875	34

Net income	$7,240	$5,707	27	$20,610	$15,596	32

Operating earnings per diluted share	$.67	$.53	26	$1.91	$1.50	27

Net Interest Revenue (Taxable Equivalent)

Net interest revenue (the difference between the interest earned on assets and the interest paid on deposits and liabilities) is the single largest component of United’s total revenue. United actively manages this revenue source to provide an optimal level of revenue while balancing interest rate, credit and liquidity risks. Net interest revenue totaled $27.2 million for the three months ended September 30, 2001, an increase of $2.5 million, or 10%, from the three months ended September 30, 2000.

During the third quarter 2001, average interest-earning assets increased $50.7 million, or 2%, over the third quarter 2000 amount. This increase was primarily due to growth in real estate loans that was slightly offset by runoff in the securities portfolio. This shift in interest-earning asset mix also contributed to the higher net interest margin in the third quarter of 2001. Average loans outstanding were $1.845 billion for third quarter of 2001, up $153 million, or 9%, from the third quarter 2000. Average total interest-bearing liabilities for the third quarter 2001 were up slightly from the third quarter 2000 average balances.

The banking industry uses two key ratios to measure relative profitability of net interest revenue. The net interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest-bearing liabilities. The interest rate spread eliminates the impact of non-interest-bearing deposits and gives a direct perspective on the effect of market interest rate movements. The net interest margin is defined as net interest revenue as a percent of average total earning assets and takes into account the positive impact of investing non-interest-bearing deposits.

For the three months ended September 30, 2001 and 2000, United’s net interest spread was 3.92% and 3.51%, respectively, while the net interest margin was 4.51% and 4.18%, respectively. The 33 basis point increase in the net interest margin in third quarter 2001 was primarily attributed to management’s continued focus on improving net interest margin through a disciplined deposit and loan pricing strategy.

The average cost of interest-bearing liabilities for the third quarter 2001 was 4.57%, a decrease of 122 basis points from third quarter 2000. This was primarily due to lower rates paid on interest-bearing demand and savings accounts and lower pricing on new and renewed time deposits spurred by the Federal Reserve Bank’s multiple rate decrease actions in 2001. A positive shift in deposit mix from certificates of deposit to transaction and savings accounts contributed to the overall drop in the rate paid on interest-bearing liabilities. Core deposits, which include transaction accounts, savings accounts and non-brokered certificates of deposit less than $100,000, represented approximately 80% of total deposits as of September 30, 2001 and 82% as of September 30, 2000.

The following tables show the relationship between interest revenue and expense and the average balances of interest earning assets and interest-bearing liabilities for the three months and nine months ended September 30, 2001 and 2000.

Table 2 - Average Consolidated Balance Sheets and Net Interest Analysis
For the Three Months Ended September 30, 2001 and 2000
(In thousands, taxable equivalent)

	2001			2000

	Average		Avg.	Average		Avg.
	Balance	Interest	Rate	Balance	Interest	Rate

Assets:
Interest-earning assets:
Loans, net of unearned income (1)	$1,844,934	$43,022	9.25%	$1,691,442	$43,870	10.32%
Taxable investments (3)	394,371	6,332	6.42	494,804	8,399	6.79
Tax-exempt investments (1)	75,781	1,328	7.01	82,031	1,437	7.01
Federal funds sold and other interest revenue	84,834	630	2.97	80,987	1,167	5.76

Total interest-earning assets	2,399,920	51,312	8.49	2,349,264	54,873	9.30

Non-interest-earning assets:
Allowance for loan losses	(26,220)			(22,983)
Cash and due from banks	69,813			64,010
Premises and equipment	57,771			54,377
Other assets	69,814			45,034

Total assets	$2,571,098			$2,489,702

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits:
Transaction accounts	$479,478	$3,089	2.56	$420,372	$4,391	4.16
Savings deposits	93,382	305	1.30	85,023	595	2.78
Certificates of deposit	1,154,127	15,398	5.29	1,222,499	19,620	6.38

Total interest-bearing deposits	1,726,987	18,792	4.32	1,727,894	24,606	5.67

Federal Home Loan Bank advances	274,553	3,846	5.56	293,812	4,517	6.12
Long-term debt and other borrowings	93,147	1,487	6.33	54,767	1,111	8.07

Total borrowed funds	367,700	5,333	5.75	348,579	5,628	6.42

Total interest-bearing liabilities	2,094,687	24,125	4.57	2,076,473	30,234	5.79

Non-interest-bearing liabilities:
Non-interest-bearing deposits	270,286			251,693
Other liabilities	29,635			19,154

Total liabilities	2,394,608			2,347,320

Stockholders' equity	176,490			142,382

Total liabilities
and stockholders' equity	$2,571,098			$2,489,702

Net Interest Revenue		$27,187			$24,639

Net interest-rate spread			3.92			3.51

Net Interest Margin (2)			4.51			4.18

(1) Interest revenue on tax-exempt securities and loans has been increased by 50% to reflect comparable interest on taxable securities.
(2) Net interest margin is tax equivalent net-interest revenue divided by average interest-earning assets.
(3) Securities available for sale are reported at amortized cost. Pretax unrealized gains of $8.9 million in 2001 and pretax unrealized losses of $11.8 million in 2000 are included in other assets for purposes of this presentation.

For the Nine Months Ended September 30, 2001 and 2000
(In thousands, taxable equivalent)

	2001			2000

	Average		Avg.	Average		Avg.
	Balance	Interest	Rate	Balance	Interest	Rate

Assets:
Interest-earning assets:
Loans, net of unearned income (1)	$1,829,548	$133,414	9.75%	$1,652,069	$124,756	10.09%
Taxable investments (3)	414,490	20,709	6.66	520,469	25,698	6.58
Tax-exempt investments (1)	77,465	4,031	6.94	82,617	4,337	7.00
Federal funds sold and other interest revenue	73,084	1,968	3.59	54,796	2,205	5.37

Total interest-earning assets	2,394,587	160,122	8.94	2,309,951	156,996	9.08

Non-interest-earning assets:
Allowance for loan losses	(25,810)			(21,599)
Cash and due from banks	60,096			62,560
Premises and equipment	57,358			55,211
Other assets	69,241			40,737

Total assets	$2,555,472			$2,446,860

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits:
Transaction accounts	$450,399	$10,395	3.09	$418,115	$12,742	4.07
Savings deposits	90,017	1,247	1.85	86,076	1,808	2.81
Certificates of deposit	1,183,115	51,585	5.83	1,179,301	53,889	6.10

Total interest-bearing deposits	1,723,531	63,227	4.90	1,683,492	68,439	5.43

Federal Home Loan Bank advances	275,094	11,805	5.74	301,350	13,571	6.02
Long-term debt and other borrowings	90,511	4,658	6.88	72,665	4,025	7.40

Total borrowed funds	365,605	16,463	6.02	374,015	17,596	6.28

Total interest-bearing liabilities	2,089,136	79,690	5.10	2,057,507	86,035	5.59

Non-interest-bearing liabilities:
Non-interest-bearing deposits	269,269			237,969
Other liabilities	28,417			23,351

Total liabilities	2,386,822			2,318,827

Stockholders' equity	168,650			128,033

Total liabilities
and stockholders' equity	$2,555,472			$2,446,860

Net Interest Revenue		$80,432			$70,961

Net interest-rate spread			3.84			3.49

Net Interest Margin (2)			4.49			4.10

(1) Interest revenue on tax-exempt securities and loans has been increased by 50% to reflect comparable interest on taxable securities.
(2) Net interest margin is tax equivalent net-interest revenue divided by average interest-earning assets.
(3) Securities available for sale are reported at amortized cost. Pretax unrealized gains of $6.5 million in 2001 and pretax unrealized losses of $14.9 million in 2000 are included in other assets for purposes of this presentation.

The following table shows the relative impact on net interest revenue for changes in the average outstanding balances (volume) of earning assets and interest-bearing liabilities and the rates earned and paid by United on such assets and liabilities. Variances resulting from a combination of changes in rate and volume are allocated in proportion to the absolute dollar amounts of the change in each category.

Table 3 - Change in Interest Revenue and Expense on a Tax Equivalent Basis
(in thousands)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2001 Compared to 2000				2001 Compared to 2000
	Increase (decrease)				Increase (decrease)
	due to changes in				due to changes in

	Volume	Rate		Total	Volume	Rate	Total

Interest-earning assets:
Loans	$2,198	$(3,046)	$	$(848)	$13,460	$(4,802)	$8,658
Taxable investments	(1,688)	(379)		(2,067)	(5,230)	241	(4,989)
Tax-exempt investments	(109)	-		(109)	(270)	(36)	(306)
Federal funds sold
and other interest revenue	27	(564)		(537)	243	(480)	(237)

Total interest-earning assets	428	(3,989)		(3,561)	8,203	(5,077)	3,126

Interest-bearing liabilities:
Transaction accounts	319	(1,621)		(1,302)	680	(3,027)	(2,347)
Savings deposits	25	(315)		(290)	52	(613)	(561)
Certificates of deposit	(942)	(3,280)		(4,222)	169	(2,473)	(2,304)

Total interest-bearing deposits	(598)	(5,216)		(5,814)	901	(6,113)	(5,212)
FHLB advances	(276)	(395)		(671)	(1,171)	(595)	(1,766)
Long-term debt and other borrowings	1,124	(748)		376	1,024	(391)	633

Total borrowed funds	848	(1,143)		(295)	(147)	(986)	(1,133)

Total interest-bearing liabilities	250	(6,359)		(6,109)	754	(7,099)	(6,345)

Increase in net interest revenue	$178	$2,370		$2,548	$7,449	$2,022	$9,471

Provision for Loan Losses

The provision for loan losses for both the third quarter of 2001 and 2000 was $1.5 million and for the first nine months of 2001 and 2000 was $4.5 and $5.5 million, respectively. The third quarter and first nine months of 2000 exclude $.4 million of additional provision expense to adjust the allowance for loan losses of acquired companies to the amount required by United’s internal loan loss model. As a percentage of average outstanding loans, the first nine months provision for loan losses was .33% and .44% for 2001 and 2000, respectively, on an annualized basis. Net loan charge-offs as a percentage of average outstanding loans for the nine months ended September 30, 2001 were .21% as compared with .15% for the same period in 2000.

The provision for loan losses is based on management’s evaluation of inherent risks in the loan portfolio and the corresponding analysis of the allowance for loan losses. Additional discussion on loan quality and the allowance for loan losses is included in the Asset Quality section of this report.

Fee Revenue

Total fee revenue for the third quarter of 2001, totaled $6.1 million, compared with $4.7 million for 2000. For the first nine months of 2001, total fee income was $18.4 million compared with $13.7 million for the same period of 2000. The following table presents the components of fee revenue for the third quarter and the first nine months of 2001 and 2000.

Table 4 - Fee Revenue
For the Three and Nine Months Ended September 30, 2001 and 2000
(in thousands)

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
			Change			Change
	2001	2000	2001-2000	2001	2000	2001-2000

Service charges and fees	$2,377	$2,078	14%	$7,304	$6,060	21%
Consulting fees	1,112	1,116	-	3,696	3,425	8
Mortgage loan and related fees	1,486	439	238	3,707	990	274
Securities gains (losses), net	27	(1)		219	(37)
Other	1,105	1,024	8	3,443	3,259	6

Total	$6,107	$4,656	31	$18,369	$13,697	34

A significant source of fee revenue for United is service charges and fees on deposit accounts. Service charges and fees for the third quarter of 2001 were $2.4 million, compared with $2.1 million in the third quarter 2000. The growth in fee revenue was primarily due to the increase in the number of deposit accounts and transaction activity. Increased returned check charge pricing and a reduction in the number of charges waived also contributed to the increase from a year ago.

Mortgage loan and related fees for the third quarter of 2001 and 2000 were $1.5 million and $.4 million respectively. This increase is the result of a higher volume of mortgage loan origination and service release fees due to the declining interest rate environment. In the third quarter of 2001, The Mortgage People, United’s mortgage origination division, closed 678 loans with an aggregate principal amount of $76 million compared with 315 loans with an aggregate principal amount of $34 million in the third quarter of 2000. Substantially all of these originated residential mortgages were sold into the secondary market, including the right to service these loans.

Total fee revenue for the nine months ended September 30, 2001 was $18.4 million, up $4.7 million, or 34%, from 2000 due primarily to the growth in service charges and fees and mortgage loan and related fees, consistent with the third quarter growth in fee revenue.

 Operating Expenses

 For the three months ended September 30, 2001, total operating expenses were $20.5 million, compared with $18.8 million for 2000. The following table presents the components of operating expenses for the three and nine months ended September 30, 2001 and 2000.

Table 5 - Operating Expense
For the Three and Nine Months Ended September 30, 2001 and 2000
(in thousands)

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
			Change			Change
	2001	2000	2001-2000	2001	2000	2001-2000

Salaries and employee benefits	$12,490	$11,015	13%	$36,820	$31,634	16%
Occupancy	1,921	1,826	5	5,866	5,353	10
Communications and equipment	1,556	1,127	38	4,446	3,799	17
Postage, printing and supplies	1,056	880	20	3,029	2,657	14
Professional fees	705	827	(15)	2,699	1,910	41
Other expense	2,781	3,175	(12)	8,883	9,729	(9)

Total operating expense	$20,509	$18,850	9	$61,743	$55,082	12

Total salaries and benefits for the third quarter of 2001 totaled $12.5 million, an increase of 13% over the same period in 2000. This increase was primarily due to adding staff to support business growth and new services offered to our customers and an increase in mortgage commissions consistent with the increase in origination volume.  Communications and equipment expenses were $1.6 million, up 38% from the third quarter of 2000 due to software and maintenance costs incurred in connection with integration and automation efforts. Professional fees and other expenses for the third quarter of 2001 were lower than a year ago due to the completion of several consulting and other projects as well as management’s focus on controlling discretionary spending.

The efficiency ratio measures total operating expenses as a percentage of total revenue, excluding the provision for loan losses, net securities gains (losses) and merger-related expenses. United’s efficiency ratio for the third quarter of 2001 was 61.60% as compared with 65.60% for the third quarter of 2000. The reduction in the efficiency ratio is due to the strong growth in revenue and management’s focus to control the level of operating expenses.

Total operating expense for the first nine months of 2001 were $61.7 million, up $6.7 million, or 12% due to continued business growth and new services offered to customers.

Income Taxes

Income taxes, as reported for the three months ended September 30, 2001, were $3.6 million as compared with $2.6 million for the three months ended September 30, 2000. The effective tax rate (as a percentage of pre-tax net income) for the third quarter of 2001 and 2000 was 33% and 32%, respectively. The effective rate is lower than the statutory tax rate, primarily due to interest revenue on certain investment securities and loans that are exempt from income taxes, and the increase in effective tax rate for 2001 is due to a higher mix of taxable revenue.

Balance Sheet Review

Total assets at September 30, 2001 were $2.561 billion, slightly higher than the $2.528 billion as of December 31, 2000 and $2.500 billion as of September 30, 2000. Average total assets for the third quarter of 2001 were $2.571 billion, up $81 million from averages in the third quarter of 2000.

Loans

At September 30, 2001, total loans were $1.836 billion, an increase of $116 million, or 7% from September 30, 2000. Average total loans for the third quarter of 2001 were $1.845 billion, an increase of $153 million, or 9% over third quarter of 2000. Over the past five years, United has experienced strong loan growth in all markets, with particular strength in loans secured by real estate, both residential and non-residential. Substantially all of United’s loans are to customers located in north Georgia, western North Carolina and the metro Atlanta area, the immediate market areas of the Banks. This includes loan customers who have a seasonal residence in the Banks’ market areas. Although demand continues to be strong for fixed rate mortgages due to the favorable rate environment, United has experienced some softening in demand for other types of loans which has slowed the rate of balance sheet growth over the last two quarters.

Asset Quality and Risk Elements

United manages asset quality and controls credit risk through diversification of the loan portfolio and the application of policies designed to promote sound underwriting and loan monitoring practices. United’s loan administration function is charged with monitoring asset quality, establishing credit policies and procedures and enforcing the consistent application of these policies and procedures at all of the Banks.

The provision for loan losses charged to earnings is based upon management’s judgment of the amount necessary to maintain the allowance at a level adequate to absorb probable losses. The amount each year is dependent upon many factors including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, management’s assessment of loan portfolio quality, the value of collateral, and economic factors and trends. The evaluation of these factors is performed by United’s credit administration department through an analysis of the adequacy of the allowance for loan losses.

Reviews of non-performing, past due loans and larger credits, designed to identify potential charges to the allowance for loan losses, as well as determine the adequacy of the allowance, are conducted on a regular basis during the year. These reviews are performed by the responsible lending officers, as well as a separate loan review department. Factors that are considered are the financial strength of borrowers, the value of the applicable collateral, past loan loss experience, anticipated loan losses, growth in the loan portfolio, prevailing and anticipated economic conditions and other factors.

At September 30, 2001, the allowance for loan losses represented 1.44% of outstanding loans, up 8 basis points from 1.36% a year earlier. Although United’s asset quality remains at an acceptable level and compares favorably to its peers, the rise in nonperforming assets and softening general economic conditions indicated a need for additional allowance for loan losses. At September 30, 2001, the allowance for loan losses covered nonperforming loans 3.63 times compared with 6.03 times coverage at September 30, 2000.

United does not currently allocate the allowance for loan losses to the various loan categories and there were no significant changes in the estimation methods and assumptions used to determine the adequacy of the allowance for loan losses during the third quarter 2001.

The following table presents a summary of changes in the allowance for loan losses for the three and nine months ended September 30, 2001 and 2000.

Table 6 - Summary of Loan Loss Experience
For the Three Months and Nine Months Ended September 30, 2001 and 2000
(in thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Balance beginning of period	$25,651	$22,417	$24,698	$20,043
Balance sold with subsidiary	-	(236)	-	(236)
Loans charged-off	(944)	(906)	(3,510)	(2,456)
Charge-off recoveries	220	225	689	584

Net charge-offs	(724)	(681)	(2,821)	(1,872)
Provision for loan losses	1,500	1,907	4,550	5,472

Balance end of period	$26,427	$23,407	$26,427	$23,407

Total loans:
At period end	$1,836,188	$1,720,190	$1,836,188	$1,720,190
Average	1,844,934	1,691,442	1,829,548	1,652,069
As a percentage of average loans:
Net charge-offs	.16%	.16%	.21%	.15%
Provision for loan losses	.32	.45	.33	.44
Allowance as a percentage of period end loans	1.44	1.36	1.44	1.36
Allowance as a percentage of non-performing loans	363	603	363	603

Management believes that the allowance for loan losses at September 30, 2001 is sufficient to absorb losses inherent in the loan portfolio as of that date based on the best information available. This assessment involves uncertainty and judgment; therefore, the adequacy of the allowance for loan losses cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examination of the Banks, may require additional charges to the provision for loan losses in future periods if the results of their review warrant.

Non-performing Assets

Non-performing loans, which include non-accrual loans and accruing loans past due over 90 days, totaled $7.3 million at September 30, 2001, compared with $5.6 million at December 31, 2000 and $3.9 million at September 30, 2000. At September 30, 2001, the ratio of non-performing loans to total loans was .40%, compared with .31% at December 31, 2000 and .23% at September 30, 2000. Non-performing assets, which include non-performing loans and foreclosed real estate, totaled $9.2 million at September 30, 2001, compared with $6.7 million at December 31, 2000 and $5.8 million at September 30, 2000.

It is the general policy of the Banks to place loans on non-accrual status when, in the opinion of management, the principal and interest on a loan is not likely to be repaid in accordance with the loan terms. When a loan is placed on non-accrual status, interest previously accrued but not collected is reversed against current interest income. Depending on management’s evaluation of the borrower and loan collateral, interest on a non-accrual loan may be recognized on a cash basis as payments are received. Loans made by the Banks to facilitate the sale of other real estate are made on terms comparable to loans of similar risk.

There were no commitments to lend additional funds to customers whose loans were on non-accrual status at September 30, 2001. The table below summarizes United’s non-performing assets.

Table 7- Non-Performing Assets
(in thousands)

	September 30,	December 31,	September 30,
	2001	2000	2000

Non-accrual loans	$6,905	$4,605	$2,781
Loans past due 90 days or more and still accruing	366	956	1,103

Total non-performing loans	7,271	5,561	3,884
Other real estate owned	1,905	1,155	1,935

Total non-performing assets	$9,176	$6,716	$5,819

Total non-performing loans as a percentage of total loans	.40%	.31%	.23%

Total non-performing assets as a percentage of total assets	.36	.27	.23

United had $12.9 million and $10.2 million at September 30, 2001 and September 30, 2000, respectively, of loans that were not classified as non-performing but for which known information about the borrowers’ financial condition caused management to have concern about the ability of the borrowers to comply with the repayment terms of the loans. These loans were identified through the loan review process described in the Asset Quality and Risk Elements section of this discussion above that provides for assignment of a risk rating based on a ten-grade scale to all commercial and commercial real estate loans. Based on the evaluation of current market conditions, loan collateral, other secondary sources of repayment and cash flow generation, management does not anticipate any significant losses related to these loans.  These loans are subject to continuing management attention and are considered in the determination of the allowance for loan losses.

Investment Securities

The composition of the securities portfolio reflects United’s investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of income.  The securities portfolio also provides a balance to interest rate risk and credit risk in other categories of the balance sheet while providing a vehicle for the investment of available funds, furnishing liquidity, and supplying securities to pledge as required collateral for certain deposits.

Total average investment securities decreased 18% from third quarter of 2000 caused primarily by accelerated prepayment of mortgages underlying mortgage-backed securities and other maturities.  The decrease was related to the current lower rate environment.  Most of the runoff was not immediately replaced by new securities due to the unattractive yields currently available.

United’s securities portfolio consists principally of U.S. Government and agency securities, municipal securities, various equity securities and U.S. Government sponsored agency mortgage-backed securities.  A mortgage-backed security relies on the underlying mortgage pools of loans to provide a cash flow of principal and interest. The actual maturities of these securities will differ from the contractual maturities because the loans underlying the security may prepay with or without prepayment penalties. Decreases in interest rates will generally cause an increase in prepayment levels. In a declining interest rate environment, United may not be able to reinvest the proceeds from these prepayments in assets that have comparable yields.

 Deposits

Total deposits at September 30, 2001 were $1.999 billion, an increase of $28 million from September 30, 2000. Total non-interest-bearing demand deposit accounts increased $12 million and interest-bearing transaction accounts increased $78 million from the third quarter 2000. Total time deposits as of September 30, 2001 were $1.139 billion, a decrease of $71 million from the third quarter 2000.

Time deposits of $100,000 and greater totaled $347 million at September 30, 2001, compared with $325 million at September 30, 2000. During 1999, United began to utilize "brokered" time deposits, issued in certificates of less than $100,000, as an alternative source of cost-effective funding. Brokered time deposits outstanding at September 30, 2001 and September 30, 2000 were $60 and $27 million, respectively.

Short-term Borrowings

At September 30, 2001, all of the Banks were shareholders in the Federal Home Loan Bank of Atlanta. Through this affiliation, secured advances totaling $257 million and $288 million were outstanding at September 30, 2001 and 2000, respectively; at rates competitive with time deposits of like maturities. United anticipates continued utilization of this short and long term source of funds to minimize interest rate risk.

Interest Rate Sensitivity Management

The absolute level and volatility of interest rates can have a significant impact on United’s profitability. The objective of interest rate risk management is to identify and manage the sensitivity of net interest income to changing interest rates, in order to achieve United’s overall financial goals. Based on economic conditions, asset quality and various other considerations, management establishes tolerance ranges for interest rate sensitivity and manages within these ranges.

United’s net interest revenue, and the fair value of its financial instruments, are influenced by changes in the level of interest rates. The Company manages its exposure to fluctuations in interest rates through policies established by Asset/Liability Management Committee ("ALCO") of its Subsidiary Banks. The ALCO meets periodically and has responsibility for approving asset/liability management policies, formulating and implementing strategies to improve balance sheet positioning and/or earnings and reviewing the interest rate sensitivity of United.

Management utilizes an interest rate simulation model to estimate the sensitivity of net interest revenue to changes in interest rates. Such estimates are based upon a number of assumptions for each scenario, including the level of balance sheet growth, deposit repricing characteristics and the rate of prepayments.

As of September 30, 2001, United’s simulation model indicated that net interest revenue would not be materially impacted if interest rates increased or decreased by 200 basis points over the next twelve months. United is in an asset neutral position for the next twelve months. This neutral position generally indicates that United’s net interest income would not be impacted should interest rates rise or fall over the next twelve months. Due to the factors cited previously, current simulation results indicate only minimal sensitivity to parallel shifts in interest rates; however, no assurance can be given that United is not at risk from interest rate increases or decreases. Management also evaluates the condition of the economy, the pattern of market interest rates and other economic data to determine the appropriate mix and repricing characteristics of assets and liabilities necessary to optimize the net interest margin.

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

 The cost of the cap contracts is included in other assets in the consolidated balance sheet and is being amortized on a straight-line basis over the five-year term of the contracts. The following table presents United’s cap contracts outstanding at September 30, 2001.

Table 8 - Cap Contracts
As of September 30, 2001
(in thousands)

	Notional	Contract	Contract	Fair
Maturity	Amount	Index	Rate	Value

August 27, 2002	$ 20,000	Prime	10%	-

The following table presents United’s swap contracts outstanding at September 30, 2001.

Table 9 - Swap Contracts
As of September 30, 2001
(in thousands)

	Notional	Rate	Rate	Fair
Type / Maturity	Amount	Received	Paid (1)	Value

Fair Value Contracts
October 12, 2001	$10,000	9.11%	6.00%$	14
June 7, 2002	10,000	9.05	6.00	190
June 14, 2002	10,000	9.12	6.00	202
June 24, 2002	20,000	8.80	6.00	507
July 29, 2002	25,000	9.04	6.00	604
August 10, 2002	10,000	9.60	6.00	351

Total Fair Value Contracts	85,000	9.07	6.00	1,868

Cash Flow Contracts
March 24, 2003	25,000	7.80	6.00	610
June 18, 2003	25,000	7.85	6.00	1,063
August 29, 2006	10,000	8.32	6.00	202
September 19, 2004	5,000	7.01	6.00	17
September 5, 2006	5,000	8.16	6.00	76
September 6, 2006	5,000	8.35	6.00	94
September 24, 2011	10,000	8.61	6.00	11
September 28, 2011	10,000	8.60	6.00	11

Total Cash Flow Contracts	95,000	8.04	6.00	2,084

Total/weighted average	$180,000	8.53%	6.00%	$3,952

(1) Based on prime rate at September 30, 2001.

United’s derivative financial instruments are classified as fair value or cash flow hedges. Cash flow hedges are reflected net of income taxes in stockholders equity in other comprehensive income, and totaled $1.9 million as of September 30, 2001. Fair value hedges recognize in current earnings both the impact of change in the fair value of the derivative financial instrument and the offsetting impact of the change in fair value of the hedged asset or liability. At September 30, 2001, United’s derivative financial instruments had an aggregate positive fair value of $4.0 million.

United requires all derivative financial instruments be used only for asset/liability management through the hedging of specific transactions or positions, and not for trading or speculative purposes. Management believes that the risk associated with using derivative financial instruments to mitigate interest rate risk sensitivity is minimal and should not have any material unintended impact on United’s financial condition or results of operations.

Liquidity Management

The objective of liquidity management is to ensure that sufficient funding is available, at reasonable cost, to meet the ongoing operational cash needs of United and to take advantage of income producing opportunities as they arise. While the desired level of liquidity will vary depending upon a variety of factors, it is the primary goal of United to maintain a sufficient level of liquidity in all expected economic environments. Liquidity is defined as the ability of a bank to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management involves maintaining United’s ability to meet the daily cash flow requirements of the Banks’ customers, both depositors and borrowers.

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

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and the maturities and sales of securities. Mortgage loans held for sale totaled $13.6 million at September 30, 2001, and typically turn over every 45 days as the closed loans are sold to investors in the secondary market. Other short-term investments such as federal funds sold are additional sources of liquidity.

The liability section of the balance sheet provides liquidity through interest-bearing and noninterest-bearing deposit accounts. Federal funds purchased, FHLB advances and securities sold under agreements to repurchase are additional sources of liquidity and represent United’s incremental borrowing capacity. These sources of liquidity are short-term in nature and are used as necessary to fund asset growth and meet other short-term liquidity needs.

As disclosed in United’s consolidated statements of cash flows, net cash provided by operating activities was $25.7 million for the nine months ended September 30, 2001. The major sources of cash provided by operating activities are net income partially offset by an increase in mortgage loans held for sale caused by the recent increase in refinancing activity. Net cash provided by investing activities of $15.9 million consisted primarily of sales, maturities, calls and paydowns of securities of $144.1 million, offset by a net increase in loans and purchases of securities totaling $49.3 million and $76.0 million, respectively. Net cash used by financing activities consisted primarily of a $7.3 million net decrease in federal funds purchased and repurchase agreements, $3.2 million in dividends paid on common stock and a $1.1 million redemption of preferred stock. A $3.5 million increase in deposits partially offset those uses of cash. In the opinion of management, United’s liquidity position at September 30, 2001, is sufficient to meet its expected cash flow requirements.

Capital Resources and Dividends

Stockholders’ equity at September 30, 2001 was $184.6 million, an increase of $37.0 million from September 30, 2000. Accumulated other comprehensive income (loss) is not included in the calculation of regulatory capital adequacy ratios. Excluding the change in the accumulated other comprehensive gain, stockholders’ equity increased by 14% from September 30, 2000. Dividends of $1.1 million, or $.10 per share, were declared on common stock during the third quarter of 2001, an increase of 33% per share from the amount declared in the third quarter 2000. The dividend payout ratios for the third quarter of 2001 and 2000 were 15% and 14%, respectively. United has historically retained the majority of its earnings in order to provide a cost effective source of capital for continued growth and expansion. However, in recognition that cash dividends are an important component of shareholder value, management has instituted a dividend program that provides for increased cash dividends when earnings and capital levels permit.

On July 18, 2001, United’s Board of Directors authorized the repurchase of up to 300,000 shares of the company’s common stock through the end of 2002 for general corporate purposes. No shares had been repurchased under this authorization as of September 30, 2001. On April 5, 2001, United redeemed 115,000 shares of the 287,410 shares outstanding of United’s Series A Preferred Stock outstanding for an aggregate consideration of $1,150,000.

The following table presents the cash dividends declared in the first, second and third quarters of 2001 and 2000 and the respective payout ratios as a percentage of net income.
Table 10 - Dividend Payout Information

	2001		2000

	Dividend	Payout %	Dividend	Payout %

First quarter	$ .10	16%	$ .075	16%
Second quarter	.10	15.075		15
Third quarter	.10	15.075		14

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

The following table shows United’s capital ratios, as calculated under regulatory guidelines, at September 30, 2001 and September 30, 2000.

Table 11
Capital Ratios
(in thousands)

	2001		2001

	Actual	Regulatory	Actual	Regulatory
	Amount	Minimum	Amount	Minimum

Tier I Leverage:
Amount	$203,214	$76,891	$180,082	$74,162
Ratio	7.9%	3.0%	7.3%	3.0%

Tier I Risk Based:
Amount	$203,214	$74,065	$180,082	$ 68,443
Ratio	11.0%	4.0%	10.5%	4.0%

Total Risk Based:
Amount	$229,628	$148,129	$204,995	$ 136,887
Ratio	12.4%	8.0%	12.0%	8.0%

United’s Tier I capital, which excludes other comprehensive income, consists of stockholders’ equity and qualifying capital securities less goodwill and deposit-based intangibles, totaled to $203 million at September 30, 2001. Tier II capital components include supplemental capital components such as a qualifying allowance for loan losses and qualifying subordinated debt. Tier I capital plus Tier II capital components is referred to as Total Risk-based Capital and was $230 million at September 30, 2001. The capital ratios, as calculated under the guidelines, were 11.0% and 12.4% for Tier I and Total Risk-based Capital, respectively, at September 30, 2001.

A minimum Tier I leverage ratio is required in addition to the risk-based capital standards and is defined as period end stockholders’ equity and qualifying capital securities, less other comprehensive income, goodwill and deposit-based intangibles divided by average assets adjusted for goodwill and deposit-based intangibles. Although a minimum Tier I leverage ratio of 3% is required for the highest-rated bank holding companies which are not undertaking significant expansion programs, the Federal Reserve Board requires a bank holding company to maintain a Tier I leverage ratio greater than 3% if it is experiencing or anticipating significant growth or is operating with less than well-diversified risks in the opinion of the Federal Reserve Board. The Federal Reserve Board uses the leverage and risk-based capital ratios to assess capital adequacy of banks and bank holding companies. United’s Tier I leverage ratios at September 30, 2001 and September 30, 2000 were 7.9% and 7.3%, respectively.

The capital ratios of United and the Banks currently exceed the minimum ratios required in 2001 as defined by federal regulators. United monitors these ratios to ensure that United and the Banks remain above regulatory minimum guidelines.

Impact of Inflation and Changing Prices

A bank’s asset and liability structure is substantially different from that of an industrial firm in that primarily all assets and liabilities of a bank are monetary in nature, with relatively little investments in fixed assets or inventories. Inflation has an important impact on the growth of total assets and the resulting need to increase equity capital at higher than normal rates in order to maintain an appropriate equity to assets ratio.

United’s management believes the impact of inflation on financial results depends on United’s ability to react to changes in interest rates and, by such reaction, reduce the inflationary impact on performance. United has an asset/liability management program which attempts to manage United’s interest rate sensitivity position. In addition, periodic reviews of banking services and products are conducted to adjust pricing in view of current and expected costs.

Part I

 Item 3.    Quantitative and Qualitative Disclosure About Market Risk

There have been no material changes in United’s quantitative and qualitative disclosures about market risk as of September 30, 2001 from that presented in United’s Annual Report on Form 10-K for the year ended December 31, 2000.

Part II.    Other Information

Item 1.    Legal Proceedings – None

Item 2.     Changes in Securities – None

Item 3.     Defaults upon Senior Securities – None

Item 4.     Submission of Matters to a Vote of Securities Holders – None

Item 5.     Other Information – None

Item 6.     Exhibits and Reports on Form 8-K

    (a)     Exhibits – None

    (b)     There were no reports filed on Form 8-K during this reporting period.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED COMMUNITY BANKS, INC.

By: /s/ Jimmy C. Tallent Jimmy C. Tallent President and Chief Executive Officer (Principal Executive Officer) Date: November 8, 2001
By: /s/ Rex S. Schuette Rex S. Schuette Executive Vice President and Chief Financial Officer (Principal Financial Officer) Date: November 8, 2001