Form 10-K405
period 2001-12-31
UNITED COMMUNITY BANKS INC
filed 2002-03-15
CIK 857855

Links

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________

FORM 10-K

 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

 For the Fiscal Year Ended December 31, 2001

 Commission File Number 0-21656

 UNITED COMMUNITY BANKS, INC.
(Exact name of registrant as specified in its charter)

Georgia	58-180-7304

(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

63 Highway 515, PO Box 398 Blairsville, Georgia	30512

(Address of principal executive offices)	(Zip Code)

 Registrant’s telephone number, including area code:  (706) 781-2265

 Securities registered pursuant to Section 12(b) of the Act:  None

 Name of exchange on which registered:  None

 Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $1.00 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]   No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ X ]

Aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 7, 2002: $335,346,900 based on $40 per share, the last average sale price known to the Registrant for the common stock, for which there is no established public trading market.

As of March 7, 2002, 11,312,932 shares of common stock were issued, including 140,000 shares deemed outstanding pursuant to prime plus 1/4% convertible subordinated payable-in-kind debentures due December 31, 2006 and presently exercisable options to acquire 477,482 shares.

 DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 25, 2002 are incorporated herein into Part III by reference.

PART I

ITEM 1.      BUSINESS.

United and the Banks

United Community Banks, Inc. (“United”) was incorporated under the laws of Georgia in 1987 and commenced operations in 1988 by acquiring 100% of the outstanding shares of Union County Bank, Blairsville, Georgia, now known as United Community Bank (“Union County”).  United is a bank holding company registered under the Bank Holding Company Act of 1956.  All of United’s activities are currently conducted by its wholly-owned subsidiaries: Union County, which was organized as a Georgia banking corporation in 1949 and began business in 1950; United Community Bank, Brevard, North Carolina (“North Carolina”), which United acquired in 1990; United Community Bank North Georgia, Blue Ridge, Georgia (“North Georgia”), which United acquired in 1992; United Community Bank Towns County, Hiawassee, Georgia (“Towns County”), which United also acquired in 1992;  United Community Bank White County, Cleveland, Georgia (“White County”), which United acquired in 1995;  and United Community Bank Rabun County, Clayton, Georgia (“Rabun County”), which United acquired in 1997; United Community Bank Metro, Powder Springs, Georgia (“Metro”), which United acquired in 2000; United Community Bank Dawson County, Dawson, Georgia (“Dawson County”), which United also acquired in 2000; and United Community Bank West Georgia, Carrollton, Georgia (“West Georgia”), which United acquired in 2001.  In 1999, United also acquired Bank of Adairsville, Adairsville, Georgia and 1st Floyd Bank, Rome, Georgia,  which were merged into Union County in 2001.  Union County, North Carolina, North Georgia, Towns County, White County, Rabun County, Metro, Dawson County and West Georgia are collectively referred to in this report as the “Banks.”

The Banks are community-oriented, and offer a full range of retail and corporate banking services, including checking, savings, and time deposit accounts, secured and unsecured loans, wire transfers, trust services, and rental of safe deposit boxes.  As of December 31, 2001, the Banks operated through 49 locations.  To emphasize the commitment to community banking, both Union County and North Georgia operate branches under trade names that are closely identified with the communities in which they are located.

In addition, United owns an inactive insurance agency, United Community Agencies, Inc. (“UAI”) and United Intellectual Property Holdings, Inc. (“UIP”), which holds intellectual property rights such as trademarks and tradenames.

The Mortgage People Company (“TMPC”), a division of Union County, is a full-service retail mortgage lending operation approved as a seller/servicer for Federal National Mortgage Association and Federal Home Mortgage Corporation.  TMPC was organized to provide fixed and adjustable-rate mortgages.  During 2001, TMPC originated $302 million of residential mortgage loans for the purchase of homes and to refinance existing mortgage debt, of which substantially all were sold into the secondary market with no recourse to TMPC.

Acquired by United in 2000, Brintech, Inc. (“Brintech”) is a consulting firm for the financial services industry.  Brintech provides consulting and other advisory and implementation services in the areas of strategic planning, profitability improvement, technology, efficiency, security, network, Internet banking, web site development, marketing, core processing, and telecommunications.

Forward-Looking Statements

This Form 10-K, contains forward-looking statements regarding United Community Banks, Inc., including, without limitation, statements relating to United’s expectations with respect to revenue, credit losses, levels of nonperforming assets, expenses, earnings and other measures of financial performance.  Words such as “may”, “could”, “would”, “should”, “believes”, ”expects”, ”anticipates”, ”estimates”, “intends”, “plans”, “targets” or similar expressions are intended to identify forward-looking statements.  These forward-looking statements are not guarantees of future performance and involve certain risks and uncertainties that are subject to change based on various factors (many of which are beyond United’s control).  The following factors, among others, could cause United’s financial performance to differ materially from the expectations expressed in such forward-looking statements:  (1) business increases, productivity gains and other investments are lower than expected or do not occur as quickly as anticipated;  (2) competitive pressures among financial services companies increase significantly;  (3) the strength of the United States economy in general and/or the strength of the local economies of the states in which United conducts operations changes;  (4) trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, change;  (5) inflation, interest rates and/or market conditions fluctuate;  (6) conditions in the stock market, the public debt market and other capital markets deteriorate;  (7) United fails to develop competitive new products and services and/or new and existing customers do not accept these products and services;  (8) financial services laws and regulations change;  (9) technology changes and United fails to adapt to those changes;  (10) consumer spending and saving habits change;  (11) unanticipated regulatory or judicial proceedings occur; and (12) United is unsuccessful at managing the risks involved in the foregoing.  Additional information with respect to factors that may cause actual results to differ materially from those contemplated by such forward-looking statements may also be included in other reports that United files with the Securities and Exchange Commission.  United cautions that the foregoing list of factors is not exclusive and not to place undue reliance on forward-looking statements.  United does not intend to update any forward-looking statement, whether written or oral, relating to the matters discussed in this Form 10-K.

Monetary Policy And Economic Conditions

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

Competition

The market for banking and bank-related services is highly competitive.  The Banks actively compete in their respective market areas, which collectively cover north Georgia, metro Atlanta and western North Carolina, with other providers of deposit and credit services.  These competitors include other commercial banks, savings banks, savings and loan associations, credit unions, mortgage companies, and brokerage firms.  The following table displays each of the Banks and the respective percentage of total deposits in each county where the Bank has operations.  The table also indicates the ranking by deposit size in each of the local markets.  All information in the table was obtained from the Federal Deposit Insurance Corporation (“FDIC”) Summary of Deposits as of June 30, 2001.

United Community Banks, Inc.
Share of Local Markets by County
Banks and Savings Institutions

	Market	Rank in		Market	Rank in
	Share	Market		Share	Market
Union County			White County
Bartow	6%	8	White	49%	1
Floyd	14	4
Habersham	13	4	Towns County
Hall	1	11	Towns	38	2
Lumpkin	27	2
Union	79	1	Rabun County
			Rabun	27	3
North Carolina
Cherokee	46	1	Metro
Clay	66	1	Cobb	2	13
Graham	40	1	Paulding	3	6
Haywood	12	5
Henderson	1	12	Dawson County
Jackson	19	2	Dawson	37	1
Macon	7	5	Forsyth	1	13
Swain	21	2
Transylvania	12	4	West Georgia
			Carroll	5	6
North Georgia			Douglas	1	9
Fannin	60	1
Gilmer	18	3

Loans

The Banks make both secured and unsecured loans to individuals, firms, and corporations.  Secured loans include first and second real estate mortgage loans.  The Banks also make direct installment loans to consumers on both a secured and unsecured basis.  At December 31, 2001, commercial, real estate construction, commercial real estate, residential mortgage and installment loans represented approximately 7%,15%, 32%, 39% and 7% respectively, of United’s total loan portfolio.

Specific risk elements associated with each of the Banks’ lending categories include, but are not limited to:

Commercial

Industry concentrations; inability to monitor the condition of collateral (inventory, accounts receivable and vehicles); lack of borrower management expertise, increased competition; use of specialized or obsolete equipment as collateral; insufficient cash flow from operations to service debt payment.

Real estate construction	Inadequate long-term financing agreements; cost overruns; lack of a take-out for the permanent financing once construction is complete.
Commercial real estate	Declines in general economic conditions and occupancy rates; business failure and lack of a suitable alternative use for property; environmental contamination.
Residential mortgage	Changes in local economy affecting borrower’s employment; insufficient collateral value due to decline in property value.
Installment	Loss of borrower’s employment; changes in local economy; the inability to monitor collateral (vehicles, boats, and mobile homes)

Inter-agency guidelines adopted by federal bank regulators mandate that financial institutions establish real estate lending policies with maximum allowable real estate loan-to-value limits, subject to an allowable amount of non-conforming loans as a percentage of capital.  The Banks adopted the federal guidelines as their maximum allowable limits in 2001; however, policy exceptions are permitted for real estate loan customers with strong financial credentials.

Lending Policy

The current lending policy of the Banks is to make loans primarily to persons who reside, work, or own property in their primary market areas.  Unsecured loans are generally made only to persons who qualify for such credit based upon net worth.  Secured loans are made to persons who are well established and have net worth, collateral, and cash flow to support the loan.  Exceptions to the policy are permitted on a case-by-case basis and require the approving officer to document in writing the reason for the exception.  Policy exceptions made for borrowers whose total aggregate loans exceed the approving officer’s credit limit must be reported to the Bank Board of Directors for approval.

The Banks provide each lending officer with written guidelines for lending activities.  Lending authority is delegated by the Boards of Directors of the Banks to loan officers and to Bank loan committees, each of whom is limited in the amount of secured and unsecured loans which he or she can make to a single borrower or related group of borrowers.  Loans in excess of individual officer credit authority must either be approved by a senior officer or authorized loan committee with sufficient approval authority and/or be ratified by the Bank Board of Directors.

Loan Review and Non-performing Assets

The Loan Review Department of United reviews, or engages an independent third party to review, each of the Banks’ loan portfolios on an annual basis to identify any weaknesses in the portfolio and to assess the general quality of credit underwriting. The results of the reviews by the loan review officers are presented to the Presidents of each of the Banks, the President and the Chief Credit Officer of United, and the Boards of Directors of each of the Banks.  If an individual loan or credit relationship has a weakness identified during the review process, the risk rating of the loan, or all loans comprising a credit relationship, will be downgraded to a classification that most closely matches the current risk level.  The review process also provides for the upgrade of loans that show improvement since the last review.  Since each loan in a credit relationship may have a different credit structure, collateral, and other secondary source of repayment, different loans in a relationship can be assigned different risk ratings.  Under United’s 10-grade loan grading system, grades 1 through 6 are considered “pass” (acceptable) credit risk, grade 7 is a “special mention”  rating,  and grades 8 through 10 are “adversely classified” credits that require management’s attention.  Both the pass and adversely classified ratings, and the entire 10-grade rating scale, provide for a higher numeric rating for increased risk.  For example, a risk rating of 1 is the least risky of all credits and would be typical of a loan that is 100% secured by a deposit at one of the Banks.  Risk ratings of 2 through 6 in the pass category each have incrementally more risk.  The four watch list credit ratings and rating definitions are:

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

 In addition, the Loan Review Department conducts a quarterly analysis to determine the adequacy of the Allowance for Loan Losses (“ALL”) for each of the Banks.  The aggregation of the ALL analyses for the Banks provides the consolidated analysis for United.  The ALL analysis starts by taking total loans and deducting loans secured by deposit accounts at the Banks, which effectively have no risk of loss.  Next, all loans with an adversely classified rating are deducted.  The remaining loan balance is then multiplied by the average historical loss rate for the preceding three year period (1999 through 2001), as adjusted to reflect current economic conditions, which provides required minimum ALL for pass credits.  The remaining total loans in each of the four watch list  rating categories are then multiplied by a the following loss factors:  Watch (5%); Substandard (25%); Doubtful (50%); and Loss (100%).  There is no current process used to measure or adjust for differences between the loss factors for adversely classified loans used in the ALL analysis and actual losses charged to the ALL.

 Asset/Liability Committees

United’s Committee is composed of the Executive Officers and the Treasurer.  The Banks’ Committees are composed of officers of each of the Banks and the Treasurer of United. All of the Committees are charged with managing the assets and liabilities of United and each of the Banks.  The Committees attempt to manage asset growth, liquidity, and capital to maximize income and reduce interest rate risk.  The Committees direct each Bank’s overall acquisition and allocation of funds.  At periodic meetings, the committees review the monthly asset and liability funds budget in relation to the actual flow of funds and peer group comparisons; the ratio of the amount of rate sensitive assets to the amount of rate sensitive liabilities; the ratio of allowance for loan losses to outstanding and non-performing loans; and other variables, such as expected loan demand, investment opportunities, core deposit growth within specified categories, regulatory changes, monetary policy adjustments and the overall state of the economy.  A more comprehensive discussion of United’s Asset/Liability Management and interest rate risk is contained in the Management’s Discussion and Analysis (Part II, Item 7) and Quantitative and Qualitative Disclosures About Market Risk  (Part II, Item 7A) sections of this report.

 Investment Policy

The Banks’ investment portfolio policy is to maximize income consistent with liquidity, asset quality and regulatory constraints.  The policy is reviewed from time to time by United’s Asset/Liability Committee and the Banks’ Boards of Directors.  Individual transactions, portfolio composition, and performance are reviewed and approved periodically by the Banks’ Boards of Directors or a committee thereof.  The Chief Financial Officer and Treasurer of United and the President of each of the Banks administer the policy and report information to the Board of Directors of each of the Banks on a quarterly basis concerning sales, purchases, maturities and calls, resultant gains or losses, average maturity, federal taxable equivalent yields, and appreciation or depreciation by investment categories.

Employees

As of December 31, 2001, United and its subsidiaries had an aggregate of 1,048 full-time equivalent employees.  Neither United nor any of the subsidiaries is a party to any collective bargaining agreement, and United believes that employee relations are good.  None of United’s or the Banks’ Executive Officers are employed pursuant to an employment contract although certain of United’s Executive Officers have change of control agreements in the event of termination upon change of control.  Those agreements are included as exhibits hereto.

Supervision And Regulation

General.  United is a registered bank holding company subject to regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) under the Bank Holding Company Act of 1956, as amended (the “Act”).  United is required to file financial information with the Federal Reserve periodically and is subject to periodic examination by the Federal Reserve.

The Act requires every bank holding company to obtain the Federal Reserve’s prior approval before (1) it may acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank that it does not already control; (2) it or any of its non-bank subsidiaries may acquire all or substantially all of the assets of a bank; and (3) it may merge or consolidate with any other bank holding company.  In addition, a bank holding company is generally prohibited from engaging in, or acquiring, direct or indirect control of the voting shares of any company engaged in non-banking activities.  This prohibition does not apply to activities listed in the Act or found by the Federal Reserve, by order or regulation, to be closely related to banking or managing or controlling banks as to be a proper incident thereto.  Some of the activities that the Federal Reserve has determined by regulation or order to be closely related to banking are:

  making or servicing loans and certain types of leases;
  performing certain data processing services;
  acting as fiduciary or investment or financial advisor;
  providing brokerage services;
  underwriting bank eligible securities;
  underwriting debt and equity securities on a limited basis through separately capitalized subsidiaries; and
  making investments in corporations or projects designed primarily to promote community welfare.

In addition, effective March 11, 2000, bank holding companies whose banking subsidiaries are all well-capitalized and well-managed may apply to become a financial holding company.  Financial holding companies have the authority to engage in activities that are “financial in nature” that are not permitted for other bank holding companies.  Some of the activities that the Act provides are financial in nature are:

  lending, exchanging, transferring, investing for others or safeguarding money or securities;
  insuring, guaranteeing, or indemnifying against loss, harm, damage, illness, disability, or death, or providing and issuing annuities, and acting as principal, agent, or broker with respect thereto;
  providing financial, investment, or economic advisory services, including advising an investment company;
  issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly; and
  underwriting, dealing in or making a market in securities.

United must also register with the Georgia Department of Banking and Finance (“DBF”) and file periodic information with the DBF.  As part of such registration, the DBF requires information with respect to the financial condition, operations, management and intercompany relationships of United and the Banks and related matters.  The DBF may also require such other information as is necessary to keep itself informed as to whether the provisions of Georgia law and the regulations and orders issued thereunder by the DBF have been complied with, and the DBF may examine United and each of the Banks.  The North Carolina Banking Commission (“NCBC”), which has the statutory authority to regulate non-banking affiliates of North Carolina banks, in 1992 began using this authority to examine and regulate the activities of North Carolina-based holding companies owning North Carolina-based banks.  Although the NCBC has not exercised its authority to date to examine and regulate holding companies outside of North Carolina that own North Carolina banks, it is likely the NCBC may do so in the future.

United is an “affiliate” of the Banks under the Federal Reserve Act, which imposes certain restrictions on (1) loans by the Banks to United, (2) investments in the stock or securities of United by the Banks, (3) the Banks’ taking the stock or securities of an “affiliate” as collateral for loans by the Bank to a borrower, and (4) the purchase of assets from United by the Banks.  Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.  Each of United’s subsidiaries is regularly examined by the Federal Deposit Insurance Corporation (the “FDIC”).  Union County, North Georgia, White County, Towns County, Rabun County, Metro, Dawson County and West Georgia as state banking associations organized under Georgia law, are subject to the supervision of, and are regularly examined by, the DBF.  North Carolina is subject to the supervision of, and is regularly examined by, the NCBC and the FDIC.  Both the FDIC and the DBF must grant prior approval of any merger, consolidation or other corporation reorganization involving Union County, North Georgia, White County, Towns County, Rabun County, Metro, Dawson County, or West Georgia, and the FDIC and the NCBC must grant prior approval of any merger, consolidation, or other corporate reorganization of North Carolina.  A bank can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with the default of a commonly-controlled institution.

Payment of Dividends.  United is a legal entity separate and distinct from the Banks.  Most of the revenues of United result from dividends paid to it by the Banks.  There are statutory and regulatory requirements applicable to the payment of dividends by the Banks, as well as by United to its shareholders.

Union County, North Georgia, Towns County, White County, Rabun County, Metro, Dawson County and West Georgia are each state chartered banks regulated by the DBF and the FDIC.  Under the regulations of the DBF, dividends may not be declared out of the retained earnings of a state bank without first obtaining the written permission of the DBF, unless such bank meets all the following requirements:

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

Under North Carolina law, the Board of Directors of North Carolina may declare a dividend for as much of the undivided profits of North Carolina as it deems appropriate.

The payment of dividends by United and the Banks may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.  In addition, if, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending upon the financial condition of the bank, could include the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice.  The FDIC has issued a policy statement providing that insured banks should generally only pay dividends out of current operating earnings.  In addition to the formal statutes and regulations, regulatory authorities consider the adequacy of each of the Bank’s total capital in relation to its assets, deposits and other such items.  Capital adequacy considerations could further limit the availability of dividends to the Banks.  At December 31, 2001, net assets available from the Banks to pay dividends without prior approval from regulatory authorities totaled approximately $17 million.  For 2001, United’s declared cash dividend payout to common stockholders was 15.6% of net income.

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

Capital Adequacy.  The Federal Reserve and the FDIC have implemented substantially identical risk-based rules for assessing bank and bank holding company capital adequacy.  These regulations establish minimum capital standards in relation to assets and off-balance sheet exposures as adjusted for credit risk.  Banks and bank holding companies are required to have (1) a minimum level of total capital (as defined) to risk-weighted assets of eight percent (8%); and  (2) a minimum Tier I Capital (as defined) to risk-weighted assets of four percent (4%).  In addition, the Federal Reserve and the FDIC have established a minimum three percent (3%) leverage ratio of Tier I Capital to total assets for the most highly-rated banks and bank holding companies.  “Tier I Capital” generally consists of common equity not including unrecognized gains and losses on securities, minority interests in equity accounts of consolidated subsidiaries and certain perpetual preferred stock less certain intangibles.  The Federal Reserve and the FDIC will require a bank holding company and a bank, respectively, to maintain a leverage ratio greater than three percent (3%) if either is experiencing or anticipating significant growth or is operating with less than well-diversified risks in the opinion of the Federal Reserve.  The Federal Reserve and the FDIC use the leverage ratio in tandem with the risk-based ratio to assess the capital adequacy of banks and bank holding companies.  The FDIC, the Office of the Comptroller of the Currency (the “OCC”) and the Federal Reserve have amended, effective January 1, 1997, the capital adequacy standards to provide for the consideration of interest rate risk in the overall determination of a bank’s capital ratio, requiring banks with greater interest rate risk to maintain adequate capital for the risk.  The revised standards have not had a significant effect on United’s capital requirements.

In addition, Section 38 of the Federal Deposit Insurance Act implemented the prompt corrective action provisions that Congress enacted as a part of the Federal Deposit Insurance Corporation Improvement Act of 1991 (the “1991 Act”).  The “prompt corrective action” provisions set forth five regulatory zones in which all banks are placed largely based on their capital positions.  Regulators are permitted to take increasingly harsh action as a bank’s financial condition declines.  Regulators are also empowered to place in receivership or require the sale of a bank to another depository institution when a bank’s capital leverage ratio reaches 2%.  Better capitalized institutions are generally subject to less onerous regulation and supervision than banks with lesser amounts of capital.  The FDIC has adopted regulations implementing the prompt corrective action provisions of the 1991 Act, which place financial institutions in the following five categories based upon capitalization ratios: (1) a “well capitalized” institution has a total risk-based capital ratio of at least 10%, a Tier I risk-based ratio of at least 6% and a leverage ratio of at least 5%; (2) an “adequately capitalized” institution has a total risk-based capital ratio of at least 8%, a Tier I risk-based ratio of at least 4% and a leverage ratio of at least 4%; (3) an “undercapitalized” institution has a total risk-based capital ratio of under 8%, a Tier I risk-based ratio of under 4% or a leverage ratio of under 4%; (4) a “significantly undercapitalized” institution has a total risk-based capital ratio of under 6%, a Tier I risk-based ratio of under 3% or a leverage ratio of under 3%; and (5) a “critically undercapitalized” institution has a leverage ratio of 2% or less.  Institutions in any of the three undercapitalized categories would be prohibited from declaring dividends or making capital distributions.  The FDIC regulations also establish procedures for “downgrading” an institution to a lower capital category based on supervisory factors other than capital.  As of December 31, 2001 and 2000, the most recent notifications from the FDIC categorized each of the Banks as “well capitalized” under current regulations.

Recent Developments.  On November 12, 1999, President Clinton signed the Gramm-Leach-Bliley Act, a very significant piece of legislation intended to modernize the financial services industry.  The bill repeals the anti-affiliation provisions of the 1933

Glass-Steagall Act to allow for the merger of banking and securities organizations and permits banking organizations to engage in insurance activities including insurance underwriting.  The bill also allows bank holding companies to engage in financial activities that are “financial in nature or complementary to a financial activity.”  The act lists the expanded areas that are financial in nature and includes insurance and securities underwriting and merchant banking among others.  The bill also:

  prohibits non-financial entities from acquiring or establishing a thrift while grandfathering existing thrifts owned by non-financial entities.
  establishes state regulators as the appropriate functional regulators for insurance activities but provides that state regulators cannot “prevent or significantly interfere” with affiliations between banks and insurance firms.
  contains provisions designed to protect consumer privacy.  The bill requires financial institutions to disclose their policy for collecting and protecting confidential information and allows consumers to “opt out” of information sharing except with unaffiliated third parties who market the institutions’ own products and services or pursuant to joint agreements between two or more financial institutions.
  provides for functional regulation of a bank’s securities activities by the Securities and Exchange Commission.

Executive Officers Of United

Executive Officers of United are elected by the Board of Directors annually and hold office until they sooner resign or are removed from office by the Board of Directors.

The Executive Officers of United, and their ages, positions with United and the Banks and terms of office as of February 28, 2002, are as follows:

Name (age)	Position with United or Banks	Officer of United Since

Jimmy C. Tallent (49)	President, Chief Executive Officer and Director of United; Chairman of the Board of Union County, Towns County, White County and Metro; Director of North Carolina, North Georgia, Rabun County and Dawson County	1988
Harold Brewer (58)	Executive Vice President and Chief Operating Officer of United since October 2000; Director of United; Chairman of the Board of Brintech; prior to joining United, he was Chairman and Chief Executive Officer of Brintech	2000
Guy W. Freeman (65)	Executive Vice President of Banking and Director of United; Chairman of the Board of North Carolina	1995
Thomas C. Gilliland (54)	Executive Vice President, Secretary, General Counsel and Director of United; Chairman of the Board of North Georgia; Director of West Georgia	1992
Rex S. Schuette (52)	Executive Vice President and Chief Financial Officer of United since February 2001; Director of Brintech; prior to joining United, he was Senior Vice President and Chief Accounting Officer of State Street Corporation (1985-2000) and Chief Financial Officer of BankOne Columbus, NA	2001
James G. Campbell (45)	Senior Vice President of Retail Banking of United since 1999; prior to joining United, he was Regional President with Firstar Bank (formerly Trans Financial Bank)	1999

None of the above officers is related to another and there are no arrangements or understandings between them and any other person pursuant to which any of them was elected as an officer, other than arrangements or understandings with directors or officers of United acting solely in their capacities as such.

ITEM 2.      PROPERTIES.

The executive offices of United are located at 220 Earnest Street, Blairsville, Georgia. United leases this property.  The Banks conduct business from facilities primarily owned by the respective banks, all of which are in a good state of repair and appropriately designed for use as banking facilities.  The Banks provide services or perform operational functions at 52 locations, of which 43 locations are owned and 9 are leased. Note 6 to United’s Consolidated Financial Statements includes additional information regarding amounts invested in premises and equipment.

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

PART II

ITEM 5.      MARKET FOR UNITED’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Stock.  There is no established public trading market for United’s common stock.  United has filed an application and has received approval to be listed on The Nasdaq Stock Market.  United’s common stock will begin trading on March 18, 2002 under the ticker symbol : UCBI.  At December 31, 2001, there were approximately 5,000 shareholders of record.  Management of United is aware of 521 sales and transfers of United’s stock in 2001, aggregating approximately 637,000 shares in blocks ranging from one share to 27,000 shares at prices ranging from $29.00 to $45.00 per share.

Dividends.  United declared cash dividends of $.40 per common share in 2001 and $.30 per common share in 2000.  Federal and state laws and regulations impose restrictions on the ability of United and the Banks to pay dividends.  Additional information regarding this item is included in Note 12 to the Consolidated Financial Statements and under the heading of “Supervision and Regulation” in Part I of this report.

ITEM 6. SELECTED FINANCIAL DATA

UNITED COMMUNITY BANKS, INC.
Selected Financial Information
For the Years Ended December 31,

(in thousands, except per share data;							5 Year
taxable equivalent)	2001	2000	1999	1998	1997	1996	CAGR

OPERATING INCOME SUMMARY (1)
Interest revenue	$ 210,036	$ 213,115	$ 171,211	$ 135,706	$ 109,549	$ 82,613
Interest expense	100,874	116,591	90,242	67,664	55,381	40,905

Net interest revenue	109,162	96,524	80,969	68,042	54,168	41,708	21%
Provision for loan losses	6,000	7,264	5,966	3,014	3,251	1,937
Total fee revenue	25,267	18,867	15,693	12,979	10,967	9,316	22

Total revenue	128,429	108,127	90,696	78,007	61,884	49,087	21
Operating expenses	83,906	74,043	63,505	53,104	42,252	33,710	20

Income before taxes	44,523	34,084	27,191	24,903	19,632	15,377	24
Income taxes	16,208	12,337	9,938	9,253	6,262	4,934

Net income	$ 28,315	$ 21,747	$ 17,253	$ 15,650	$ 13,370	$ 10,443	22

PER COMMON SHARE (1)
Basic	$ 2.67	$ 2.11	$ 1.71	$ 1.57	$ 1.39	$ 1.15	19
Diluted	2.61	2.07	1.67	1.54	1.38	1.13	18
Cash dividends declared	.40	.30	.20	.15	.10	.10	33
Book value	17.94	14.79	11.82	11.73	10.22	8.08	18

KEY PERFORMANCE RATIOS (1)
Return on average common
stockholders’ equity (3)	16.73%	15.06%	14.42%	14.91%	15.58%	14.81%
Return on average assets	1.10	.89	.81	1.00	1.06	1.08
Efficiency ratio	62.52	64.15	66.07	66.20	65.61	66.04
Net interest margin	4.51	4.16	4.07	4.69	4.60	4.86
Dividend payout ratio	14.98	14.24	11.68	9.55	7.19	8.70
Average equity to average assets	6.81	5.58	5.47	6.78	6.84	7.30

ASSET QUALITY
Allowance for loan losses	$ 27,124	$ 24,698	$ 20,043	$ 14,402	$ 12,404	$ 9,718
Non-performing assets	9,670	6,716	3,652	2,274	2,052	2,558
Net charge-offs	4,578	2,976	2,147	1,016	565	405
Allowance for loan losses to loans	1.35%	1.38%	1.28%	1.20%	1.25%	1.29%
Non-performing assets to total assets	.35	.27	.15	.13	.15	.24
Net charge-offs to average loans	.25	.18	.15	.09	.06	.06

AVERAGE BALANCES
Loans	$1,854,968	$1,683,403	$1,391,858	$1,089,792	$ 881,551	$ 642,185	24
Earning assets (2)	2,419,080	2,319,389	1,987,825	1,452,740	1,173,292	889,498	23
Total assets	2,585,290	2,453,250	2,139,594	1,565,315	1,256,074	964,154	22
Deposits	2,010,105	1,941,496	1,659,534	1,328,843	1,096,686	857,611	19
Stockholders’ equity	176,144	136,810	117,064	106,096	85,872	70,376	20
Common shares outstanding - basic	10,563	10,300	10,079	9,999	9,589	9,080	3
Common shares outstanding - diluted	10,875	10,597	10,421	10,305	9,817	9,271	3

AT PERIOD END
Loans	$2,007,990	$1,792,055	$1,564,148	$1,203,495	$ 991,878	$ 753,010	22
Earning assets	2,554,530	2,352,475	2,195,712	1,678,016	1,286,832	1,007,848	21
Total assets	2,749,257	2,528,879	2,384,678	1,813,004	1,410,596	1,087,454	21
Deposits	2,116,499	1,995,865	1,869,379	1,432,224	1,203,353	954,081	18
Stockholders’ equity	194,665	158,388	119,312	115,364	99,378	74,891	22
Common shares outstanding	10,755	10,514	10,094	9,836	9,726	9,269	3

REPORTED RESULTS, FOR THE YEAR
Net income	$ 27,231	$ 14,517	$ 16,098	$ 15,650	$ 13,370	$ 10,443	25
Earnings per common share:
Basic	2.57	1.41	1.60	1.57	1.39	1.15	21
Diluted	2.51	1.39	1.56	1.54	1.38	1.13	21
Return on average common
stockholders’ equity (3)	16.08%	10.04%	13.46%	14.91%	15.58%	14.81%
Return on average assets	1.05	.59	.75	1.00	1.06	1.08
Efficency ratio	63.72	69.15	67.99	66.20	65.61	66.04
Dividend payout ratio	15.56	21.28	12.50	9.55	7.19	8.70

(1) The financial information above is presented on an operating basis which excludes after-tax nonrecurring charges totaling $1.1 million or $.10 per diluted common share recorded in 2001, $7.2 million or $.68 per diluted common share recorded in 2000, and $1.2 million or $.11 per diluted common share in 1999.

(2) Excludes unrealized gains and losses on securities available for sale.

(3) Return on average common equity is calculated by dividing income available to common stockholders by average realized common equity which excludes accumulated other comprehensive income.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS

The following discussion is intended to provide insight into the financial condition and results of operations of United and should be read in conjunction with the consolidated financial statements and accompanying notes.

Overview

United is a bank holding company registered under the Bank Holding Company Act of 1956 and was incorporated under the laws of the state of Georgia in 1987. United’s activities are conducted by its wholly-owned subsidiaries, which include a financial services company, and the following banking institutions, (which banks are collectively referred to as the “Banks” in this discussion):

Bank Subsidiaries	Year Acquired	Number of Offices
United Community Bank (Georgia)	1988(1)	16
United Community Bank (North Carolina)	1990	14
United Community Bank North Georgia	1992	4
United Community Bank Towns County	1992	1
United Community Bank White County	1995	2
United Community Bank Rabun County	1997	1
United Community Bank Dawson County	2000	3
United Community Bank Metro	2000	5
United Community Bank West Georgia	2001	3
Brintech, Inc.	2000	1

(1) Organized as a Georgia banking corporation in 1949 and began business in 1950.

At December 31, 2001, United had total consolidated assets of $2.7 billion, total loans of $2 billion, total deposits of $2.1 billion and stockholders’ equity of $195 million.  Excluding merger related charges, United’s net income for 2001 was $28.3 million, an increase of $6.6 million, or 30%, from 2000, and diluted earnings per share increased to $2.61 in 2001, from $2.07 in 2000, or 26%.   Return on average common stockholders equity for 2001 was 16.73%, as compared to 15.06% for 2000.  Reported net income of $27.2 million and reported diluted earnings per share of $2.51 for 2001, increased 80% and 81%, respectively, over reported net income of $14.5 million and reported diluted earnings per share of $1.39 for 2000.

Significant Transactions During 2001

On November 7, 2001, United completed its merger with Peoples Bancorp, Inc. (“West Georgia”), a single-bank holding company located in Carrollton, Georgia. United issued 358,126 shares of common stock in exchange for all outstanding shares of West Georgia.  The transaction was recorded as a purchase, with the results of operations of West Georgia included in earnings from the date of merger.

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

Mergers

On September 29, 2000, United completed its merger with Brintech, Inc. (“Brintech”), a consulting firm based in New Smyrna Beach, Florida, in exchange for 283,390 shares of United common stock. In addition, United issued $2.9 million of preferred stock to key non-shareholder employees of Brintech in connection with satisfaction of certain contractual obligations triggered by the change in control of Brintech. Additional information about the business of Brintech is included in the Fee Revenue section of this discussion.

On July 26, 2000, United completed its mergers with North Point Bancshares, Inc. (“Dawson County”), a single-bank holding company based in Dawsonville, Georgia, and Independent Bancshares, Inc. (“Metro”), a single-bank holding company based in Powder Springs, Georgia. United issued 958,024 shares of common stock in exchange for all outstanding shares of Dawson County and 817,604 shares of common stock in exchange for all outstanding shares of Metro.

These mergers were accounted for as poolings of interests, and United’s financial results preceding the dates of the mergers were restated to reflect the combined financial position and results of operations of the acquired units.

Trust Preferred Securities

In 2000, United formed two wholly owned statutory trusts, which issued $15 million of guaranteed preferred beneficial interests in United’s junior subordinated deferrable interest debentures. These debentures qualify as Tier I capital under Federal Reserve Board guidelines. All of the common securities of the trusts are owned by United. The proceeds from the issuance of the securities and the Trust Preferred Securities were used by the trusts to purchase $15.5 million of junior subordinated debentures of United, which carry a fixed interest rate. The proceeds received by United from the sale of the junior subordinated debentures were used to prepay line of credit borrowings of approximately $12.5 million and for other corporate purposes. The debentures represent the sole asset of the trusts. The debentures and related income statement effects are eliminated in United’s financial statements.  Refer to Note 9 to the consolidated financial discussion for further information on the terms and structure of these securities.

Other Transactions

On September 8, 2000, United completed the sale of substantially all assets of its consumer finance company subsidiaries to Lendmark Financial Services, Inc. (“Lendmark”) for cash. The assets sold to Lendmark consisted primarily of consumer installment loans, net of the associated allowance for loan losses, with outstanding principal balances of approximately $6.5 million.  There was no material gain or loss recorded in connection with this transaction.  The financial assets and liabilities that were not acquired by Lendmark were transferred to one of United’s affiliate banks or to United. The operations of both United Family Finance Co. and United Family Finance Co. of North Carolina were discontinued.   Management does not expect to re-enter the consumer finance company business.

Results of Operations

During 2001, 2000 and 1999, United’s reported net income included certain merger related charges.   These charges included losses relating to the realignment and sale of a portion of the securities portfolio in 2000, as well as expenses related to mergers completed in all three years.   Reported net income for 2001 was $27.2 million, or $2.51 per diluted share, compared to $14.5 million, or $1.39 per diluted share for 2000 and $16.1 million or $1.56 per diluted share for 1999. The reported results for 2001 provided a return on average common stockholders’ equity of 16.08% and a return on average assets of 1.05%.

The remainder of this financial discussion will focus on operating earnings which exclude merger related charges.  Management believes operating earnings provide a more suitable basis for analysis.  For additional information on nonrecurring charges, refer to Note 2 to the Consolidated Financial Statements.

Net income, excluding merger related charges, was $28.3 million in 2001, an increase of 30% from the $21.7 million earned in 2000.  Diluted earnings per common share were $2.61 for 2001, compared with $2.07 reported for 2000, an increase of 26%.  Return on average common equity for 2001 was 16.73%, compared with 15.06% for 2000.  Return on average assets for 2001 was 1.10% as compared to .89% in 2000.

Table 1 - Condensed Consolidated Operating Income Summary
For the years ended December 31,
(in thousands, taxable equivalent)

				Change
	2001	2000	1999	2001-2000

Interest revenue	$ 210,036	$ 213,115	$ 171,211	(1)%
Interest expense	100,874	116,591	90,242	(13)

Net interest revenue	109,162	96,524	80,969	13
Provision for loan losses	6,000	7,264	5,966	(17)

Net interest revenue after
provision for loan losses	103,162	89,260	75,003	16
Fee revenue	25,267	18,867	15,693	34

Total revenue	128,429	108,127	90,696	19

Operating expense	83,906	74,043	63,505	13

Income before income taxes	44,523	34,084	27,191	31
Income tax expense	16,208	12,337	9,938	31

Net income	$ 28,315	$ 21,747	$ 17,253	30

Net Interest Revenue (Taxable Equivalent)

Net interest revenue (the difference between the interest earned on assets and the interest paid on deposits and liabilities) is the single largest component of United's revenue.  United actively manages this revenue source to provide an optimal level of revenue while balancing interest rate, credit and liquidity risks.  Net interest revenue totaled $109.2 million in 2001, an increase of $12.6 million, or 13%, from the level recorded in 2000.  Net interest revenue for 2000 increased $15.6 million, or 19%, over the 1999 level.

 The banking industry uses two key ratios to measure relative profitability of net interest revenue.  The net interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest bearing liabilities.  The interest rate spread eliminates the impact of non-interest bearing deposits and gives a direct perspective on the effect of market interest rate movements.  The net interest margin is defined as net interest revenue as a percent of total average earning assets which includes the positive impact of obtaining a portion of the funding of earning assets with customers’ non-interest bearing deposits.

Average interest earning assets increased $100 million, or 4%, over 2000, reflecting loan growth net of attrition in the securities portfolio. Loan demand continued despite softening economic conditions, resulting in a 10% increase in average loan balances from 2000 with demand accelerating toward the end of the year.  Approximately half of the increase in interest-earning assets was funded by interest-bearing sources as the increase in interest-bearing liabilities was approximately $50 million over 2000.

The declining rate environment caused a reduction of yields earned on assets and rates paid on deposits and other borrowings.  During 2001, the Federal Reserve reduced the targeted federal funds rate eleven times for a total reduction of 475 basis points, ending with a rate of 1.75%.  The Federal Reserve’s actions in 2001 stood in sharp contrast to 2000 when the targeted federal funds rate was increased 100 basis points during the early part of the year.  United responded to the falling rate environment of 2001 by actively managing the cost of funds while remaining competitive on deposit products.  Improvement in earning-asset mix and an increase in non-interest bearing deposits, positively contributed to net interest revenue.  The result was a 37 basis point increase in the net interest spread and a 35 basis point increase in the net interest margin.

For the years 2001, 2000, and 1999, United’s net interest spread was 3.90%, 3.53% and 3.58%, while the net interest margin was 4.51%, 4.16% and 4.07%, respectively.  An increase in the balance of non-interest bearing funding sources led to the increase in the net interest margin from 1999 to 2000 while the net interest spread remained relatively flat.

The following table shows, for the past three years, the relationship between interest revenue and interest expense and the average balances of interest-earning assets and interest-bearing liabilities.

Table 2 - Average Consolidated Balance Sheet and Net Interest Margin Analysis
For the Years Ended December 31,
(In thousands, taxable equivalent)
	2001			2000			1999

	Average		Avg.	Average		Avg.	Average		Avg.
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

Assets:
Interest-earning assets:
Loans, net of unearned income (1)	$ 1,854,968	$ 175,178	9.44%	$ 1,683,403	$ 170,634	10.14%	$ 1,391,858	$ 134,836	9.69%
Taxable investments (3)	412,506	27,095	6.57	503,984	33,182	6.58	456,197	27,539	6.04
Tax-exempt investments (1)	76,826	5,357	6.97	82,238	6,044	7.35	87,773	6,276	7.15
Federal funds sold and other interest revenue	74,780	2,406	3.22	49,764	3,255	6.54	51,997	2,560	4.92

Total interest-earning assets	2,419,080	210,036	8.68	2,319,389	213,115	9.19	1,987,825	171,211	8.61

Non-interest-earning assets:
Allowance for loan losses	(26,231)			(22,421)			(17,230)
Cash and due from banks	57,675			59,574			72,009
Premises and equipment	58,426			54,635			53,486
Other assets	76,340			42,073			43,504

Total assets	$ 2,585,290			$ 2,453,250			$ 2,139,594

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
Transaction accounts	$ 466,375	$ 12,628	2.71	$ 411,551	$ 17,062	4.15	$ 389,669	$ 14,678	3.77
Savings deposits	91,412	1,392	1.52	85,828	2,413	2.81	81,946	2,311	2.82
Certificates of deposit	1,180,463	65,270	5.53	1,196,310	74,011	6.19	970,043	53,726	5.54

Total interest-bearing deposits	1,738,250	79,290	4.56	1,693,689	93,486	5.52	1,441,658	70,715	4.91

Federal Home Loan Bank advances	275,758	15,559	5.64	294,409	17,537	5.96	249,755	13,096	5.24
Long-term debt and other borrowings	96,755	6,025	6.23	72,108	5,568	7.72	102,197	6,431	6.29

Total borrowed funds	372,513	21,584	5.79	366,517	23,105	6.30	351,952	19,527	5.55

Total interest-bearing liabilities	2,110,763	100,874	4.78	2,060,206	116,591	5.66	1,793,610	90,242	5.03

Non-interest-bearing liabilities:
Non-interest-bearing deposits	271,855			247,807			217,876
Other liabilities	26,528			8,427			11,044

Total liabilities	2,409,146			2,316,440			2,022,530

Stockholders' equity	176,144			136,810			117,064

Total liabilities
and stockholders' equity	$ 2,585,290			$ 2,453,250			$ 2,139,594

Net interest revenue		$ 109,162			$ 96,524			$ 80,969

Net interest-rate spread			3.90%			3.53%			3.58%

Net interest margin (2)			4.51%			4.16%			4.07%

(1) Interest revenue on tax-exempt securities and loans has been increased by 50% to reflect comparable interest on taxable securities.
(2) Net interest margin is tax equivalent net-interest revenue divided by average interest-earning assets.
(3) Securities available for sale are reported at amortized cost. Pretax unrealized gains of $7.8 million in 2001, pretax unrealized losses of $12.5 million in
2000, and pretax unrealized losses of $3.8 million in 1999 are included in other assets for purposes of this presentation.

The following table shows the relative impact on net interest revenue of changes in the average outstanding balances (volume) of earning assets and interest bearing liabilities and the rates earned and paid by United on such assets and liabilities.

Table 3 - Change in Interest Revenue and Interest Expense
(in thousands, taxable equivalent)

	2001 Compared to 2000			2000 Compared to 1999
	Increase (decrease)			Increase (decrease)
	due to changes in			due to changes in

	Volume	Rate	Total	Volume	Rate	Total

Interest-earning assets:
Loans	$ 22,923	$ (18,379)	$ 4,544	$ 28,496	$ 7,302	$ 35,798
Taxable investments	(6,046)	(41)	(6,087)	3,025	2,618	5,643
Tax-exempt investments	(387)	(300)	(687)	(389)	157	(232)
Federal funds sold and other interest revenue	408	(1,257)	(849)	(154)	849	695

Total interest-earning assets	16,898	(19,977)	(3,079)	30,978	10,926	41,904

Interest-bearing liabilities:
Transaction accounts	1,260	(5,694)	(4,434)	876	1,508	2,384
Savings deposits	79	(1,100)	(1,021)	111	(9)	102
Certificates of deposit	(884)	(7,857)	(8,741)	13,043	7,242	20,285

Total interest-bearing deposits	455	(14,651)	(14,196)	14,030	8,741	22,771
FHLB advances	(1,076)	(902)	(1,978)	2,472	1,969	4,441
Long-term debt and other borrowings	7,476	(7,019)	457	(1,552)	689	(863)

Total borrowed funds	6,400	(7,921)	(1,521)	920	2,658	3,578

Total interest-bearing liabilities	6,855	(22,572)	(15,717)	14,950	11,399	26,349

Increase (decrease) in net interest revenue	$ 10,043	$ 2,595	$ 12,638	$ 16,028	$ (473)	$ 15,555

Any variance attributable jointly to volume and rate changes is allocated to the volume and rate variance in proportion to the relationship of the absolute dollar amount of the change in each.

Provision for Loan Losses

The provision for loan losses was $6.0 million in 2001, compared with $7.3 million in 2000, and $6.0 million in 1999. The provision as a percentage of average outstanding loans for 2001, 2000 and 1999 was .32%, .43% and .43%, respectively.  The ratio of net loan charge-offs to average outstanding loans for 2001 was .25%, compared with .18% for 2000 and .15% for 1999.  The provision for loan losses for each year is the amount necessary to position the allowance for loan losses at an amount adequate to absorb losses inherent in the loan portfolio as of the balance sheet date.

The provision for loan losses is based on management’s evaluation of inherent risks in the loan portfolio and the corresponding analysis of the allowance for loan losses.  Additional discussions on loan quality and the allowance for loan losses are0 included in the Asset Quality section of this report.

 Fee Revenue

Total fee revenue for 2001, excluding merger-related charges, was $25.3 million, compared with $18.9 million in 2000 and $15.7 million in 1999.  The following table presents the components of fee revenue for 2001, 2000 and 1999.

Table 4 - Fee Revenue
For the Years Ended December 31,
(in thousands)
				Change
	2001	2000	1999	2001-2000

Service charges and fees	$ 9,913	$ 8,248	$ 6,710	20%
Mortgage loan and related fees	6,179	1,429	2,034	332
Consulting fees	4,658	4,733	3,055	(2)
Trust and brokerage fees	1,286	1,085	622	19
Securities gains (losses), net	214	(33)	544
Other	3,017	3,405	2,728	(11)

Total	$ 25,267	$ 18,867	$ 15,693	34

A significant source of fee revenue for United is service charges and fees on deposit accounts.  Total deposit service charges and fees for 2001 were $9.9 million compared with $8.2 million in 2000.  The growth in service charges and fee revenue was primarily due to the increase in the number of deposit accounts and transactions.

Mortgage loan and related fees for 2001 were $6.2 million, more than three times the fees recorded in 2000.  The increase in origination volume was due to the lower interest rate environment which increased the market for mortgage refinancing.  Substantially all of the fees were the result of a higher volume of loan originations which totaled $302 million of residential mortgages in 2001, as compared to $116 million in 2000.  Substantially all of the mortgages were subsequently sold into the secondary market, including the right to service these loans.

Consulting fees for 2001 were $4.7 million, slightly less than the amount reported for 2000 reflecting some softness in demand for consulting projects in the fourth quarter of 2001.

Amounts shown above for 2000 exclude $2.7 million in securities losses related to merger transactions.

Operating Expense

Total operating expense for 2001 was $83.9 million, compared with $74.0 million in 2000 and $63.5 million in 1999. Operating expense for 2001, 2000 and 1999, excludes $1.6 million, $7.6 million and $1.8 million, respectively, of merger-related charges.  These charges primarily consisted of employee contractual obligations, write-off of obsolete equipment and other merger costs.  The following table presents the components of operating expense, excluding merger related charges, for the years ended December 31, 2001, 2000 and 1999.

Table 5 - Operating Expense
For the Years Ended December 31,
(in thousands)
				Change
	2001	2000	1999	2001-2000

Salaries and employee benefits	$ 49,982	$ 42,519	$ 36,550	18%
Occupancy	8,011	7,330	6,720	9
Communications and equipment	5,986	5,038	4,106	19
Postage, printing and supplies	4,452	3,547	3,782	26
Professional fees	3,406	2,816	2,754	21
Advertising and public relations	2,764	2,904	3,090	(5)
Amortization of intangibles	763	763	838	-
Other expense	8,542	9,126	5,665	(6)

Total operating expense	$ 83,906	$ 74,043	$ 63,505	13

Total salaries and benefits for 2001 were $50 million, an increase of $7.5 million, or 18%, over 2000.  This increase was primarily due to adding staff to support business growth, new services offered to customers, strengthening of management at the holding company and a merger with West Georgia.  At December 31, 2001, United had 1,048 full-time equivalent employees as compared with 968 at year-end 2000.

Occupancy expense for 2001 was $8 million, an increase of $.7 million, or 9%, from 2000.  The increase is primarily attributable to additional space to support growth in business and new offices.

Communications and equipment expense, which includes software-related expenses, data circuit costs, local phone service, long-distance service and cellular service, increased $.9 million, or 19%, during 2001.  The increase was due primarily to the growth in customers and transactions and software and related maintenance costs incurred in connection with integration and automation projects completed in 2001.

Postage, printing and supplies expense increased $.9 million, or 26%, primarily due to costs incurred in connection with United’s branding campaign and business expansion.  During the course of the year, and especially during the fourth quarter of 2001, United incurred charges to write off existing inventories of stationery and supplies with United’s old brand names.  Additional costs were incurred in establishing the new brand name throughout United’s markets.

Professional fees were up $.6 million, or 21%, from 2000.  The increase was primarily due to costs associated with several operating and new product initiatives including Internet banking and imaging roll-out, and higher legal fees incurred to resolve several non-performing loans.

The efficiency ratio measures total operating expenses as a percentage of total revenue, excluding the provision for loan losses, net securities gains (losses) and merger-related expenses.   United’s efficiency ratio for 2001 was 62.52% as compared with 64.15% for 2000. The improvement in the efficiency ratio is due to managements’ focus on controlling operating expenses and improving operating results.

Income Taxes

Income taxes, excluding taxable equivalent adjustments and the tax benefit resulting from merger-related charges, were $14.1 million in 2001 compared with $10.0 million in 2000 and $7.7 million in 1999.  The effective tax rates (as a percentage of pre-tax net income) for 2001, 2000 and 1999 were 33.2%, 31.4% and 30.9%, respectively.  These effective tax rates are lower than the statutory tax rate primarily due to interest revenue on certain investment securities and loans that are exempt from income taxes.  Additional information regarding income taxes can be found in Note 10 to the Consolidated Financial Statements.

Balance Sheet Review

Total assets at December 31, 2001 were $2.7 billion, an increase of $220 million, or 9%, from December 31, 2000.  On an average basis, total assets increased $132 million, or 5%, from 2000 to 2001.  Average interest earning assets for 2001 were $2.4 billion, compared with $2.3 billion for 2000, an increase of 4%.

Loans

Total loans averaged $1.9 billion in 2001, compared with $1.7 billion in 2000, an increase of 10%.   At December 31, 2001, total loans were $2 billion, an increase of $216 million, or 12%, from December 31, 2000.  Over the past five years, United has experienced strong loan growth in all markets, with particular strength in loans secured by real estate, both residential and non-residential.  The following table presents a summary of the loan portfolio by category over that period.

Table 6 - Loans Outstanding
As of December 31,
(in thousands)

	2001	2000	1999	1998	1997

Commercial	$ 146,754	$ 177,009	$ 151,112	$ 141,743	$ 146,639
Real estate - construction	308,566	256,886	211,034	161,257	112,190
Commercial real estate	629,114	476,797	411,575	300,143	282,059
Residential mortgage	777,805	717,828	623,215	445,596	311,666
Installment	145,751	163,535	167,212	154,756	139,324

Total loans	$ 2,007,990	$ 1,792,055	$ 1,564,148	$ 1,203,495	$ 991,878

As a percentage of total loans:
Commercial	7%	10%	10%	12%	15%
Real estate - construction	15	14	13	13	11
Commercial real estate	32	27	26	25	29
Residential mortgage	39	40	40	37	31
Installment	7	9	11	13	14

Total	100%	100%	100%	100%	100%

Substantially all of United’s loans are to customers located in Georgia and North Carolina, the immediate market areas of the Banks.  This includes loan customers who have a seasonal residence in the Banks’ market areas.  The following table indicates United’s loans by specific collateral type or loan purpose as of December 31, 2001 and 2000:

Table 7 - Loans by Collateral Type or Purpose
As of December 31, 2001 and 2000
(in thousands)
	2001		2000

		Percent of		Percent of
Secured by real estate:		Total Loans		Total Loans

Residential - single family	$ 686,133	34%	$ 655,919	36%
Non-farm, non-residential	575,115	29	437,088	24
Construction and land development	308,566	15	256,886	14
Home equity lines of credit	91,672	5	61,909	4
Farmland	34,484	2	29,322	2
Multi-family residential	19,515	1	10,387	1

Total loans secured by real estate	1,715,485	86	1,451,511	81

Other loans:
Commercial and industrial	143,020	7	172,185	10
Consumer installment loans	145,751	7	163,535	9
Agricultural production	3,734	-	4,824	-

Total other loans	292,505	14	340,544	19

Total loans	$ 2,007,990	100%	$ 1,792,055	100%

As of December 31, 2001, United’s 20 largest credit relationships consisted of loans and loan commitments ranging from $3.6 to $15.2 million, with an aggregate total credit exposure of $126.3 million.   All of these customers have been underwritten in accordance with United’s credit quality standards and structured in order to minimize United’s potential exposure to loss.

The following table sets forth the maturity distribution of commercial and real estate construction loans, including the interest rate sensitivity for loans maturing greater than one year, as of December 31, 2001.  United’s loan policy does not permit automatic roll-over of matured loans.

Table 8 - Loan Portfolio Maturity
As of December 31, 2001
(in thousands)

Rate Structure for Loans
	Maturity				Maturing Over One Year

	One Year	One through	Over Five		Fixed	Floating
	or Less	Five Years	Years	Total	Rate	Rate

Commercial	$ 61,878	$ 72,173	$ 12,703	$ 146,754	$ 46,876	$ 38,000
Real estate - construction	257,972	50,594	-	308,566	10,864	39,730

Total	$ 319,850	$ 122,767	$ 12,703	$ 455,320	$ 57,740	$ 77,730

Asset Quality and Risk Elements

United manages asset quality and controls credit risk through diversification of the loan portfolio and the application of policies designed to promote sound underwriting and loan monitoring practices.  United's loan administration function is charged with monitoring asset quality, establishing credit policies and procedures and enforcing the consistent application of these policies and procedures at all of the Banks.  Additional information on United’s loan administration function is included in Item 1 under the heading Loan Review and Non-performing Assets.

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

Table 9 - Allowance for Loan Losses
Years Ended December 31,
(in thousands)

	2001	2000	1999	1998	1997

Balance beginning of period	$24,698	$20,043	$14,402	$12,404	$9,718
Provision for loan losses	6,000	7,631	5,966	3,014	3,251
Allowance for loan losses acquired from subsidiary at merger date	1,004	-	1,822	-	-
Charge-offs:
Commercial	1,826	676	362	476	200
Real estate - construction	175	-	4	-	-
Real estate - mortgage	1,415	567	782	299	167
Consumer	2,107	2,494	2,038	849	739

Total loans charged-off	5,523	3,737	3,186	1,624	1,106

Recoveries:
Commercial	129	167	180	296	29
Real estate - construction	32	-	5	-	-
Real estate - mortgage	222	59	331	68	317
Consumer	562	535	523	244	195

Total recoveries	945	761	1,039	608	541

Net charge-offs	4,578	2,976	2,147	1,016	565

Balance end of period	$27,124	$24,698	$20,043	$14,402	$12,404

Total loans:
At year-end	$2,007,990	$1,792,055	$1,564,148	$1,203,495	$991,878
Average	1,854,968	1,683,403	1,391,858	1,089,792	881,551

Allowance as a percentage of year-
end loans	1.35	1.38	1.28	1.20	1.25

As a percentage of average loans:
Net charge-offs	.25	.18	.15	.09	.06
Provision for loan losses	.32	.45	.43	.28	.37
Allowance as a percentage of
non-performing loans	315	444	700	832	872

Management believes that the allowance for loan losses at December 31, 2001 is adequate to absorb losses inherent in the loan portfolio.  This assessment involves uncertainty and judgment; therefore, the adequacy of the allowance for loan losses cannot be determined with precision and may be subject to change in future periods.  In addition, bank regulatory authorities, as part of their periodic examination of the Banks, may require additional charges to the provision for loan losses in future periods if the results of their review warrant such additions.

Non-performing Assets

Non-performing loans, which include non-accrual loans and accruing loans past due over 90 days, totaled $8.6 million at year-end 2001, compared with $5.6 million at December 31, 2000.  In 2001, two lending relationships with balances greater than $1 million were added to the list of non-accrual loans.  The increase in non-performing loans did not occur in any specific industry.  At December 31, 2001, the ratio of non-performing loans to total loans was .43%, compared with .31% at year-end 2000.  Non-performing assets, which include non-performing loans and foreclosed real estate, totaled $9.7 million at December 31, 2001, compared with $6.7 million at year-end 2000.

United’s policy is to place loans on non-accrual status when, in the opinion of management, the principal and interest on a loan is not likely to be repaid in accordance with the loan terms or when the loan becomes 90 days past due and is not well secured nor in the process of collection.   When a loan is placed on non-accrual status, interest previously accrued but not collected is reversed against current interest revenue.  Depending on management’s evaluation of the borrower and loan collateral, interest revenue on a non-accrual loan may be recognized on a cash basis as payments are received.  Loans made by the Banks to facilitate the sale of other real estate are made on terms comparable to loans of similar risk.

There were no commitments to lend additional funds to customers whose loans were on non-accrual status at December 31, 2001.  The table below summarizes non-performing assets for the last five years.

Table 10- Non-Performing Assets
As of December 31,
(in thousands)

	2001	2000	1999	1998	1997

Non-accrual loans	$ 8,610	$ 4,605	$ 2,106	$ 1,183	$ 839
Loans past due 90 days or more and still accruing	-	956	758	547	583

Total non-performing loans	8,610	5,561	2,864	1,730	1,422
Other real estate owned	1,060	1,155	788	544	630

Total non-performing assets	$ 9,670	$ 6,716	$ 3,652	$ 2,274	$ 2,052

Total non-performing loans as a percentage of total loans	.43%	.31%	.18%	.14%	.14%

Total non-performing assets as a percentage of total assets	.35	.27	.15	.13	.15

At December 31, 2001, United had $14.7 million of loans which were not classified as non-performing but for which known information about the borrowers’ financial condition caused management to have concern about the ability of the borrowers to comply with the repayment terms of the loans.  These loans were identified through the loan review process described in the Asset Quality and Risk Elements section (see also section titled Loan Review and Non-performing Assets in Item 1) of this discussion above that provides for assignment of a risk rating based on a ten-grade scale to all commercial and commercial real estate loans.  Based on the evaluation of current market conditions, loan collateral, other secondary sources of repayment and cash flow generation, management does not anticipate any significant losses related to these loans.  These loans are subject to continuing management attention and are considered in the determination of the allowance for loan losses.

Investment Securities

The composition of the investment securities portfolio reflects United's investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of revenue.  The securities portfolio also provides a balance to interest rate risk and credit risk in other categories of the balance sheet while providing a vehicle for the investment of available funds, furnishing liquidity, and supplying securities to pledge as required collateral for certain deposits.

Total average investment securities decreased 17% during 2001. The decrease in the average balances for 2001 was due to portfolio attrition.  Due to the low rate environment, United allowed the maturity roll-off of the securities portfolio to fund loan demand rather than reinvest in securities with unattractive yields.  The following table shows the carrying value of United’s securities as of December 31, 2001, 2000 and 1999.

Table 11 - Carrying Value of Investment Securities
As of December 31,
(in thousands)

	2001	2000	1999

Securities available for sale
U.S. Treasury	$ 1,951	$ 6,034	$ 32,400
U.S. Government agencies	209,532	108,362	134,949
State and political subdivisions	78,123	83,976	82,589
Mortgage-backed securities	174,104	301,363	305,533
Other	30,564	32,376	23,238

Total securities available for sale	$ 494,274	$ 532,111	$ 578,709

Securities held to maturity:
U.S. Treasury	$ -	$ -	$ -
U.S. Government agencies	-	-	6,821
State and political subdivisions	-	-	3,371
Mortgage-backed securities	-	-	796
Other	-	-	-

Total securities held to maturity	-	-	10,988

Total securities	$ 494,274	$ 532,111	$ 589,697

The investment securities portfolio consists of U.S. Government and agency securities, municipal securities, various equity securities and U.S. Government sponsored agency mortgage-backed securities.  A mortgage-backed security relies on the underlying mortgage pools of loans to provide a cash flow of principal and interest.  The actual maturities of these securities will differ from the contractual maturities because the loans underlying the security may prepay with or without prepayment penalties.  Decreases in interest rates will generally cause an acceleration of prepayment levels.  In a declining interest rate environment, United may not be able to reinvest the proceeds from these prepayments in assets that have comparable yields.

At December 31, 2001, United had 24% of its total investment securities portfolio in mortgage backed pass-through securities, all of which are issued or backed by Federal agencies, compared with 27% at December 31, 2000.  United did not have securities of any issuer in excess of 10% of equity at year-end 2001 or 2000.  Other mortgage-backed securities, including CMOs, represented 11% of the total securities portfolio at December 31, 2001, compared with 29% at year-end 2000.  See Note 4 to the Consolidated Financial Statements for further discussion of investment portfolio and related fair value and maturity information.

Deposits

Total average deposits for 2001 were $2 billion, an increase of $69 million, or 4% from 2000.  Average non-interest bearing demand deposit accounts increased $24 million, or 10%, and average interest bearing transaction accounts increased $55 million, or 13%, from 2000.  Average time deposits for 2001 were $1.2 billion, flat when compared to 2000.

Time deposits of $100,000 and greater totaled $371 million at December 31, 2001, compared with $383 million at year-end 2000. United utilizes “brokered” time deposits, issued in certificates of less than $100,000, as an alternative source of cost-effective funding.  Average brokered time deposits outstanding in 2001 and 2000 were $58.7 and $53.9 million, respectively. Total interest paid on time deposits of $100,000 and greater during 2001 was $19.8 million.  The following table sets forth the scheduled maturities of time deposits of $100,000 and greater and brokered time deposits at December 31, 2001.

Table 12 - Maturities of Time Deposits of $100,000 and Greater and Brokered Deposits

As of December 31, 2001
(in thousands)

$100,000 and Greater:
Three months or less	$ 120,608
Three to six months	90,066
Six to twelve months	79,890
Over one year	83,003

Total	$ 373,567

Brokered deposits
Three months or less	$ 29,000
Three to six months	31,000
Six to twelve months	10,000
Over one year	-

Total	$ 70,000

Wholesale Funding

At December 31, 2001, all of the Banks were shareholders in the Federal Home Loan Bank of Atlanta. Through this affiliation, secured advances totaling $290 million were outstanding at rates competitive with time deposits of like maturities.  United anticipates continued utilization of this short and long term source of funds to minimize interest rate risk.  The FHLB advances outstanding at December 31, 2001 had both fixed and floating interest rates ranging from 2.00% to 7.81%.  Approximately 33% of the FHLB advances mature prior to December 31, 2002.  Additional information regarding FHLB advances, including scheduled maturities, is provided in Note 8 to the consolidated financial statements.

Liquidity Management

The objective of liquidity management is to ensure that sufficient funding is available, at reasonable cost, to meet the ongoing operational cash needs of United and to take advantage of revenue producing opportunities as they arise.  While the desired level of liquidity will vary depending upon a variety of factors, it is the primary goal of United to maintain a sufficient level of liquidity in all expected economic environments.  Liquidity is defined as the ability of a bank to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities.  Liquidity management involves maintaining United's ability to meet the daily cash flow requirements of the Banks' customers, both depositors and borrowers.

The primary objectives of asset/liability management are to provide for adequate liquidity in order to meet the needs of customers and to maintain an optimal balance between interest-sensitive assets and interest-sensitive liabilities, so that United can also meet the investment requirements of its shareholders as market interest rates change.   Daily monitoring of the sources and uses of funds is necessary to maintain a position that meets both requirements.

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and the maturities and sales of securities.  Mortgage loans held for sale totaled $16.5 million at December 31, 2001, and typically turn over every 45 days as the closed loans are sold to investors in the secondary market.  Real estate-construction and commercial loans that mature in one year or less amounted to $320 million, or 16%, of the total loan portfolio at December 31, 2001. Other short-term investments such as federal funds sold are additional sources of liquidity.

The liability section of the balance sheet provides liquidity through depositors’ interest bearing and non-interest bearing  accounts.  Federal funds purchased, FHLB advances and securities sold under agreements to repurchase are additional sources of liquidity and represent United's incremental borrowing capacity.  These sources of liquidity are short-term in nature and are used as necessary to fund asset growth and meet other short-term liquidity needs.

As disclosed in United's consolidated statements of cash flows, net cash provided by operating activities was $25 million during 2001.  The major sources of cash provided by operating activities are net income partially offset by changes in other assets and other liabilities. Net cash used in investing activities of $105 million consisted primarily of a net increase in loans of $161 million and securities purchases of $129 million funded largely by sales, maturities and paydowns of securities of $189 million.  Net cash provided by financing activities provided the remainder of funding sources for 2001.  The $101 million of net cash provided by financing activities consisted primarily of a $55 million net increase in deposits, a net increase in FHLB advances of $25 million and an increase of $25 million in federal funds purchased and repurchase agreements.  In the opinion of management, United's liquidity position at December 31, 2001, is sufficient to meet its expected cash flow requirements.

Capital Resources and Dividends

Stockholders' equity at December 31, 2001 was $195 million, an increase of $36.3 million, or 23%, from December 31, 2000. Accumulated other comprehensive income (loss) is not included in the calculation of regulatory capital adequacy ratios.  Excluding the change in the accumulated other comprehensive income, stockholders’ equity increased 19%. Dividends of $4.2 million, or $.40 per share, were declared on common stock in 2001, an increase of 33% per share from the amount declared in 2000. The dividend payout ratios for 2001 and 2000 were 15.0% and 14.2%, respectively, excluding merger-related charges or 15.6% and 21.3%, respectively, based on reported results.  United has historically retained the majority of its earnings in order to provide a cost effective source of capital for continued growth and expansion.  However, in recognition that cash dividends are an important component of shareholder value, management has instituted a dividend program that provides for increased cash dividends when earnings and capital levels permit.

On December 31, 1996, United completed a private placement of convertible subordinated debentures due December 31, 2006 (the “2006 Debentures”).  The 2006 Debentures bear interest at the rate of 25 basis points over the prime rate, as quoted in the Wall Street Journal,  payable quarterly. The 2006 Debentures may be redeemed, in whole or in part, on or after January 1, 1998, at the option of United upon at least 20 days and not more than 60 days notice, at a redemption price equal to 100% of the principal amount of the debentures to be redeemed plus interest accrued and unpaid as of the date of redemption.  The holders of the 2006 Debentures have the right, exercisable at any time up to December 31, 2006, to convert such debentures at the principal amount thereof into shares of Common Stock of United at the conversion price of $25 per share, subject to adjustment for stock splits and stock dividends.

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

United's Tier I capital consists of stockholders' equity, excluding accumulated other comprehensive income, and qualifying capital securities less goodwill and deposit-based intangibles, totaled $212 million at December 31, 2001.  Tier II capital components include supplemental capital components such as a qualifying allowance for loan losses and qualifying subordinated debt.  Tier I capital plus Tier II capital components is referred to as Total Risk-based Capital and was $240 million at December 31, 2001. The ratios, as calculated under the guidelines, were 10.5% and 11.9% for Tier I and Total Risk-based Capital, respectively, at December 31, 2001.

 A minimum leverage ratio is required in addition to the risk-based capital standards and is defined as Tier I capital divided by average assets reduced by the amount of goodwill and deposit-based intangibles.  Although a minimum leverage ratio of 3% is required for the highest-rated bank holding companies which are not undertaking significant expansion programs, the Federal Reserve Board requires a bank holding company to maintain a leverage ratio greater than 3% if it is experiencing or anticipating significant growth or is operating with less than well-diversified risks in the opinion of the Federal Reserve Board.  The Federal Reserve Board uses the leverage and risk-based capital ratios to assess capital adequacy of banks and bank holding companies.  United's leverage ratios at December 31, 2001 and 2000 were 8.0% and 7.5%, respectively.

At December 31, 2001, all three of the capital ratios of United and the Banks exceed the minimum ratios required by federal regulators.  United monitors these ratios to ensure that United and the Banks remain within regulatory guidelines.  Further information regarding the actual and required capital ratios of United and the Banks is provided in Note 12 to the consolidated financial statements.

Impact of Inflation and Changing Prices

A bank's asset and liability structure is substantially different from that of an industrial firm in that primarily all assets and liabilities of a bank are monetary in nature, with relatively little investment in fixed assets or inventories.  Inflation has an important impact on the growth of total assets and the resulting need to increase equity capital at higher than normal rates in order to maintain an appropriate equity to assets ratio.

United's management believes the impact of inflation on financial results depends on United's ability to react to changes in interest rates and, by such reaction, reduce the inflationary impact on performance.  United has an asset/liability management program to monitor and manage United's interest rate sensitivity position.  In addition, periodic reviews of banking services and products are conducted to adjust pricing in view of current and expected costs.

Outlook

Management expects growth to continue through 2002, although at a slower rate than 2001.  Earnings per share are expected to grow at a rate of 12% to 15% based on a stable net interest margin and anticipated loan growth of 5% to 10%.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity Management

The absolute level and volatility of interest rates can have a significant impact on United's profitability.  The objective of interest rate risk management is to identify and manage the sensitivity of net interest revenue to changing interest rates, in order to achieve United's overall financial goals.  Based on economic conditions, asset quality and various other considerations, management establishes tolerance ranges for interest rate sensitivity and manages within these ranges.

The Company’s net interest revenue, and the fair value of its financial instruments, are influenced by changes in the level of interest rates.  The Company manages its exposure to fluctuations in interest rates through policies established by Asset/Liability Management Committee (“ALCO”) of United and of its subsidiary Banks.  The ALCO meets periodically and has responsibility for approving asset/liability management policies, formulating and implementing strategies to improve balance sheet positioning and/or earnings and reviewing the interest rate sensitivity of the Company.

One of the tools management utilizes to estimate the sensitivity of net interest revenue to changes in interest rates is an interest rate simulation model.  Such estimates are based upon a number of assumptions for each scenario, including the level of balance sheet growth, deposit repricing characteristics and the rate of prepayments.  The simulation model measures the potential change in net interest revenue over a twelve-month period under six interest rate scenarios.  The first scenario assumes rates remain flat (“flat rate scenario”) over the next twelve months and is the scenario that all others are compared to in order to measure the change in net interest revenue.  The second scenario is a most likely scenario that projects the most likely change in rates over the next twelve months based on the slope of the yield curve.  United runs shock scenarios assuming an immediate change interest rates up and down 300 basis points and ramp scenarios that assume gradual increases and decreases of 300 basis points each over the next twelve months.  United’s policy for net interest revenue simulation is limited to a change from the flat rate scenario of less than 15% for the up or down 300 basis point ramp scenarios over twelve months.  At December 31, 2001, United’s simulation model indicated that a 300 basis point decrease in rates over the next twelve months would cause an approximate 5% decrease in net interest revenue and a 300 basis point increase in rates over the next twelve months would cause an approximate 2% increase in net interest revenue.

 Interest rate sensitivity is a function of the repricing characteristics of United's portfolio of assets and liabilities.  These repricing characteristics are the time frames within which the interest-earning assets and interest-bearing liabilities are subject to change in interest rates either at replacement, repricing or maturity during the life of the instruments.  Interest rate sensitivity management focuses on the maturity structure of assets and liabilities and their repricing characteristics during periods of changes in market interest rates.  Effective interest rate sensitivity management seeks to ensure that both assets and liabilities respond to changes in interest rates within an acceptable timeframe, thereby minimizing the impact of interest rate changes on net interest revenue. Interest rate sensitivity is measured as the difference between the volumes of assets and liabilities in United's current portfolio that are subject to repricing at various time horizons: immediate; one to three months; four to twelve months; one to five years; over five years, and on a cumulative basis.  The differences are known as interest sensitivity gaps.  The following table shows interest sensitivity gaps for these different intervals as of December 31, 2001.

Table 13 - Interest Rate Gap Sensitivity As of December 31, 2001 (in thousands)
		Interest Sensitivity Periods in Months
	Immediate	1 to 3	4 to 12	13 to 60	Over 60	Total

Interest earning assets:
Interest bearing deposits with banks	$17,604	$-	$-	$-	$-	$17,604
Federal funds sold	18,124	-	-	-	-	18,124
Securities	3,412	47,967	95,516	225,078	122,301	494,274
Mortgage loans held for sale	16,538	-	-	-	-	16,538
Loans	519,380	344,109	658,272	437,371	48,858	2,007,990

Total interest-earning assets	575,058	392,076	753,788	662,449	171,159	2,554,530

Interest bearing liabilities:
Demand deposits	526,608	-	-	-	-	526,608
Savings deposits	96,992	-	-	-	-	96,992
Time deposits	-	389,895	556,631	264,281	3,097	1,213,904
Fed funds purchased/repurchase agreements	77,214	-	-	-	-	77,214
FHLB advances	41,000	13,500	48,500	79,845	107,549	290,394
Long-term debt	6,671	-	2,020	3,500	36,000	48,191

Total interest-bearing liabilities	748,485	403,395	607,151	347,626	146,646	2,253,303

Interest rate swaps, net	220,000	-	-	-	-	220,000
Non-interest bearing sources of funds	-	-	-	-	278,995	278,995

Interest sensitivity gap	(393,427)	(11,319)	146,637	314,823	24,513

Cumulative sensitivity gap	$(393,47)	$(404,746)	$(258,109)	$56,714	$81,513

Cumulative gap percent (1)	-15%	-16%	-10%	2%	3%

(1)  Cumulative interest rate sensitivity position as a percentage of average total interest-earning assets.

As demonstrated in the preceding table, 78% of interest-bearing liabilities will reprice within twelve months compared with 67% of interest-earning assets, however such changes may not be proportionate with changes in market rates within each balance sheet category.  Changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity.  In addition, the interest rate spread between an asset and its supporting liability can vary significantly while the timing of repricing for both the asset and the liability remains the same, thus impacting net interest revenue.  This characteristic is referred to as basis risk and generally relates to the possibility that the repricing characteristics of short-term assets tied to United's prime lending rate are different from those of short-term funding sources such as certificates of deposit.

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

            Table 13 indicates United is in a liability sensitive or negative static gap position for the first twelve months.  This liability sensitive position would generally indicate that United’s net interest revenue would decrease should interest rates rise and would increase should interest rates fall.  United’s simulation model indicates however, that United is asset sensitive and that changes in net interest revenue would be directionally consistent with changes in rates.  The difference between the results of the two analysis tools is primarily due to interest-bearing deposit balances that United has some discretion over the timing and extent of rate changes.  In the simulation model, management has assumed that such deposits are less sensitive to rising rate movements, since management would delay increases in rates until warranted by competitive pressures.  Additionally, interest rate swap contracts having a notional value of $75 million will mature within eight months of December 31, 2001.  United uses both the interest rate gap sensitivity analysis and simulation modeling to determine its exposure to interest rate risk and neither can provide absolute assurance that United is not at risk from interest rate increases and decreases.  Management also evaluates the condition of the economy, the pattern of market interest rates and other economic data to determine the appropriate mix and repricing characteristics of assets and liabilities necessary to optimize the net interest margin.

                The following table presents the expected maturity of the total investment securities by maturity date and average yields based on amortized cost (for all obligations on a fully taxable basis) at December 31, 2001.  The composition and maturity/repricing distribution of the securities portfolio is subject to change depending on rate sensitivity, capital and liquidity needs.

Table 14 - Expected Maturity of Available for Sale Investment Securities
As of December 31, 2001
(in thousands)
		Maturity By Years

		1 or Less	1 to 5	5 to 10	Over 10	Total

	U.S. Treasury	$ 1,951	$ -	$ -	$ -	$ 1,951
	U.S. Government agencies	23,100	150,494	26,240	9,698	209,532
	State and political subdivisions	10,118	27,844	25,227	14,934	78,123
	Other securities (1)	28,826	112,521	61,322	1,999	204,668

	Total securities available for sale	$ 63,995	$ 290,859	$ 112,789	$ 26,631	$ 494,274

	Weighted average yield (2)	6.57%	6.43%	5.42%	6.86%	6.24%

(1)	Includes mortgage-backed securities
(2)	Based on amortized cost, taxable equivalent basis

In order to assist in achieving a desired level of interest rate sensitivity, United has entered into off-balance sheet contracts that are considered derivative financial instruments during 2001, 2000 and 1999.  Derivative financial instruments can be a cost and capital effective means of modifying the repricing characteristics of on-balance sheet assets and liabilities.  These contracts include interest rate swaps under which United pays a variable rate and receives a fixed rate, and interest rate cap contracts for which United pays an up-front premium in exchange for a variable cash flow if interest rates exceed the cap contract rate.

The interest rate cap contracts have been written down to their fair value in the consolidated balance sheet.   The following table presents United’s interest rate cap contracts outstanding at December 31, 2001.

Table 15 - Interest Rate Cap Contracts
As of December 31, 2001
(in thousands)
	Notional	Contract	Contract	Fair
Maturity	Amount	Index	Rate	Value

August 27, 2002	$ 20,000	Prime	10%	-

The following table presents United’s interest rate swap contracts outstanding at December 31, 2001.

Table 16 - Interest Rate Swap Contracts
As of December 31, 2001
(in thousands)

	Notional	Rate	Rate	Fair
Type / Maturity	Amount	Received	Paid (1)	Value

Fair Value Contracts
June 7, 2002	$ 10,000	9.05	4.75	$ 171
June 14, 2002	10,000	9.12	4.75	181
June 24, 2002	10,000	8.80	4.75	192
June 24, 2002	10,000	9.09	4.75	206
July 29, 2002	25,000	9.04	4.75	560
August 10,2002	10,000	9.60	4.75	287
January 2, 2003	15,000	7.21	4.75	292

Total Fair Value Contracts	90,000	8.79	4.75	1,889

Cash Flow Contracts
March 24, 2003	25,000	7.80	4.75	708
June 18, 2003	25,000	7.85	4.75	756
January 2, 2004	20,000	6.35	4.75	(40)
September 19, 2004	5,000	7.01	4.75	(23)
November 22, 2004	15,000	7.00	4.75	(54)
August 29, 2006	10,000	8.32	4.75	21
September 5, 2006	5,000	8.16	4.75	(22)
September 6, 2006	5,000	8.35	4.75	150
September 24, 2011	10,000	8.61	4.75	(409)
September 28, 2011	10,000	8.60	4.75	(122)

Total Cash Flow Contracts	130,000	7.66	4.75	965

Total/weighted average	$ 220,000	8.12%	4.75%	$ 2,854

(1) Based on prime rate at December 31, 2001.

Effective January 1, 1999, United adopted SFAS No. 133, as amended by SFAS No. 137 and 138 which requires all derivative financial instruments to be included and recorded at fair value on the balance sheet.  United’s derivative financial instruments are classified as fair value and cash flow hedges.  Fair value hedges recognize currently in earnings both the impact of change in the fair value of the derivative financial instrument and the offsetting impact of the change in fair value of the hedged asset or liability.  The change in fair value of cash flow hedges is recognized in other comprehensive income.

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
Blairsville, Georgia

We have audited the accompanying consolidated balance sheets of United Community Banks, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 1999 consolidated financial statements of Independent Bancshares, Inc. and subsidiary or the 1999 consolidated financial statements of North Point Bancshares, Inc. and subsidiary, which were pooled with United Community Banks, Inc. in 2000 as explained in note 2 to the consolidated financial statements.  The statements are included in the accompanying consolidated financial statements and reflect net income of $2,630,000 for the year ended December 31, 1999.  Those statements were audited by other auditors whose reports have been furnished to us and our opinion, insofar as it relates to these amounts, is based solely on the reports of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Community Banks, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

 Atlanta, Georgia
January 21, 2002

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Consolidated Statement of Income

For the Years Ended December 31, 2001, 2000 and 1999

(in thousands, except per share data)

	2001	2000	1999

Interest revenue:
Loans, including fees	$ 170,538	$ 175,494	$ 134,986
Investment securities:
Taxable	27,095	33,182	27,539
Tax exempt	3,571	4,029	4,184
Federal funds sold and deposits in banks	1,732	2,999	2,283

Total interest revenue	207,892	210,748	168,992

Interest expense:
Deposits:
Demand	12,628	17,062	14,678
Savings	1,392	2,413	2,311
Time	65,270	74,011	53,726

	79,290	93,486	70,715
Other borrowings	21,584	23,105	19,527

Total interest expense	100,874	116,591	90,242

Net interest revenue	107,018	94,157	78,750
Provision for loan losses	6,000	7,631	5,966

Net interest revenue after provision for loan losses	101,018	86,526	72,784
Fee revenue:
Service charges and fees	9,913	8,248	6,710
Mortgage loan and other related fees	6,179	1,429	2,034
Consulting fees	4,658	4,733	3,055
Trust and brokerage fees	1,286	1,085	622
Securities gains (losses), net	214	(2,687)	544
Other	3,017	3,405	2,728

Total fee revenue	25,267	16,213	15,693

Non-interest expense:
Salaries and employee benefits	49,982	42,519	36,550
Occupancy	8,011	7,330	6,720
Communications and equipment	5,986	5,038	4,106
Postage, printing and supplies	4,452	3,547	3,782
Professional fees	3,406	2,816	2,754
Advertising and public relations	2,764	2,904	3,090
Amortization of intangibles	763	763	838
Merger-related charges	1,617	7,613	1,845
Other	8,542	9,126	5,665

Total non-interest expense	85,523	81,656	65,350

Income before income taxes	40,762	21,083	23,127
Income taxes	13,531	6,566	7,029

Net income	$ 27,231	$ 14,517	$ 16,098

Net income available to common shareholders	$ 27,110	$ 14,474	$ 16,098

Earnings per common share:
Basic	$ 2.57	$ 1.41	$ 1.60
Diluted	2.51	1.39	1.56
Weighted average common shares outstanding (in thousands):
Basic	10,563	10,300	10,079
Diluted	10,875	10,597	10,421

  See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Consolidated Balance Sheet

As of December 31, 2001 and 2000

Assets

(in thousands, except share data)

	2001	2000

Cash and due from banks	$87,299	$80,109
Interest-bearing deposits in banks	17,604	2,404
Federal funds sold	18,124	19,780

Cash and cash equivalents	123,027	102,293
Securities available for sale	494,274	532,111
Mortgage loans held for sale	16,538	6,125
Loans, net of allowance of $27,124 and $24,698	1,980,866	1,767,357
Premises and equipment, net	64,066	56,930
Interest receivable	22,544	25,384
Other assets	47,942	38,679

Total assets	$2,749,257	$2,528,879

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Demand	$278,995	$257,375
Interest-bearing demand	526,608	413,978
Savings	96,992	86,568
Time	1,213,904	1,237,944

Total deposits	2,116,499	1,995,865
Accrued expenses and other liabilities	22,294	23,518
Federal funds purchased and repurchase agreements	77,214	52,640
Federal Home Loan Bank advances	290,394	257,225
Long-term debt	48,191	41,243

Total liabilities	2,554,592	2,370,491

Commitments and Contingencies	--	--

Stockholders' equity:
Preferred stock, $1 par value; $10 stated value; 10,000,000 shares authorized; issued 172,600 and 287,410 shares	1,726	2,874
Common stock, $1 par value; 50,000,000 shares authorized; issued 10,902,962 and 10,513,949	10,903	10,514
Capital surplus	73,732	59,386
Retained earnings	108,371	85,718
Treasury stock, at cost; 147,474 shares	(5,749)	--
Accumulated other comprehensive income (loss)	5,682	(104)

Total stockholders’ equity	194,665	158,388

Total liabilities and stockholders’ equity	$2,749,257	$2,528,879

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders’ Equity
For the Years Ended December 31, 2001, 2000 and 1999
(in thousands, except share data)

	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total

Balance, December 31, 1998	$ --	$ 9,836	$42,489	$ 61,491	$ --	$ 1,548	$ 115,364
Comprehensive income:
Net income	--	--	--	16,098	--	--	16,098
Other comprehensive loss:
Unrealized holding losses on securities available for sale (net of deferred tax benefit of $6,583)	--	--	--	--	--	(10,806)	(10,806)
Reclassification adjustment for gains on securities available for sale included in fee revenue (net of tax expense of $206)	--	--	--	--	--	(338)	(338)

Comprehensive income				16,098		(11,144)	4,954
Cash dividends declared ($.20 per share)	--	--	--	(1,542)	--	--	(1,542)
Cash dividends declared by pooled subsidiaries	--	--	--	(806)	--	--	(806)
Common stock issued for options (30,546 shares)	--	31	311	--	--	--	342
Stock dividends declared by pooled subsidiaries (191,642 shares)	--	192	236	(428)	--	--	--
Proceeds from capital investments into pooled subsidiary (35,423 shares)	--	35	965	--	--	--	1,000

Balance, December 31, 1999	--	10,094	44,001	74,813	--	(9,596)	119,312
Comprehensive income:
Net income	--	--	--	14,517	--	--	14,517
Other comprehensive income:
Unrealized holding gains on securities available for sale (net of deferred tax expense of $5,238)	--	--	--	--	--	8,514	8,514
Reclassification adjustment for losses on securities available for sale included in fee revenue (net of tax benefit of $599)	--	--	--	--	--	978	978

Comprehensive income				14,517		9,492	24,009
Cash dividends declared ($.30 per share)	--	--	--	(2,923)	--	--	(2,923)
Cash dividends declared by pooled subsidiaries	--	--	--	(646)	--	--	(646)
Common stock offering, net (418,377 shares)	--	418	15,346	--	--	--	15,764
Common stock issued for options (2,000 shares)	--	2	39	--	--	--
Preferred stock issued (287,410 shares)	2,874	--	--	--	--	--	2,874
Dividends declared on preferred stock ($.15 per share)	--	--	--	(43)	--	--	(43)

Balance, December 31, 2000	2,874	10,514	59,386	85,718	--	(104)	158,388
Comprehensive income:
Net income	--	--	--	27,231	--	--	27,231
Other comprehensive income:
Unrealized holding gains on securities available for sale (net of deferred tax expense of $2,829)	--	--	--	--	--	5,288	5,288
Reclassification adjustment for gains on securities available for sale included in fee revenue (net of tax expense of $75)	--	--	--	--	--	(139)	(139)
Unrealized gains on derivative financial instruments qualifying as cash flow hedges (net of deferred tax expense of $328)	--	--		--	--	637	637

Comprehensive income				27,231		5,786	33,017
Cash dividends declared ($.40 per share)	--	--	--	(4,238)	--	--	(4,238)
Common stock issued for acquisition (358,126 shares)	--	358	13,243	(219)	--	--	13,382
Common stock issued for options (30,887 shares)	--	31	392	--	--	--	423
Preferred stock retired (114,810 shares)	(1,148)	--	--	--	--	--	(1,148)
Treasury stock purchased (147,474 shares)	--	--	--	--	(5,749)	--	(5,749)
Reduction of KSOP liability	--	--	711	--	--	--	711
Dividends declared on preferred stock ($.60 per share)	--	--	--	(121)	--	--	(121)

Balance, December 31, 2001	$ 1,726	$ 10,903	$ 73,732	$108,371	$(5,749)	$ 5,682	$ 194,665

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Consolidated Statement of Cash Flows

For the Years Ended December 31, 2001, 2000 and 1999

(in thousands)

	2001	2000	1999
Operating activities:
Net income	$27,231	$14,517	$16,098
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	6,299	5,451	5,782
Provision for loan losses	6,000	7,631	5,966
Deferred income tax benefit	(59 4)	(3,791)	(1,857)
(Gain) loss on sale of securities available for sale	(214)	1,577	(544)
Loss on sale of securities held to maturity	--	1,110	--
(Gain) loss on disposal of premises and equipment	(290)	1,848	--
Change in assets and liabilities, net of effects of purchase acquisitions:
Other assets and accrued interest receivable	(22)	(8,420)	(5,072)
Accrued expenses and other liabilities	(3,008)	(770)	5,182
Mortgage loans held for sale	(10,413)	201	1,805

Net cash provided by operating activities	24,989	19,354	27,360

Investing activities, net of effects of purchase acquisitions:
Proceeds from sales of securities available for sale	30,457	58,990	9,132
Proceeds from sales of securities held to maturity	--	3,867	--
Proceeds from maturities and calls of securities available for sale	158,317	84,316	110,082
Purchases of securities available for sale	(129,200)	(78,833)	(267,920)
Proceeds from maturities and calls of securities held to maturity	--	1,920	1,533
Purchases of securities held to maturity	--	--	(114)
Net increase in loans	(160,925)	(232,107)	(347,992)
Purchases of premises and equipment	(7,980)	(7,166)	(9,831)
Cash acquired from acquisitions and (paid for) branch purchases	2,895	--	(2,757)
Cash deposits for life insurance contracts	(942)	(3,350)	--
Proceeds from sale of other real estate	2,406	889	267

Net cash used in investing activities	(104,972)	(171,474)	(507,600)

Financing activities, net of effects of purchase acquisitions:
Net change in deposits	54,859	126,486	407,088
Net change in federal funds purchased and repurchase agreements	24,574	20,828	5,656
Net change in notes payable and other borrowings	6,948	(16,812)	19,596
Proceeds from FHLB advances	149,000	231,625	201,625
Repayments of FHLB advances	(123,831)	(268,679)	(100,907)
Proceeds from Trust Preferred Securities	--	14,479	--
Proceeds from exercise of stock options	423	41	216
Proceeds from common stock offering	--	15,764	--
Proceeds from capital investment into pooled subsidiaries	--	1,000	--
Retirement of preferred stock	(1,148)	--	--
Purchase of treasury stock	(5,749)	--	--
Cash dividends on common stock	(4,238)	(3,139)	(2,223)
Cash dividends on preferred stock	(121)	(43)	--

Net cash provided by financing activities	100,717	120,550	532,051

Net change in cash and cash equivalents	20,734	(31,570)	51,811
Cash and cash equivalents at beginning of period	102,293	133,863	82,052

Cash and cash equivalents at end of period	$123,027	$102,293	$133,863

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)       Summary of Significant Accounting Policies

The accounting principles followed by United Community Banks, Inc. (“United”) and its subsidiaries and the methods of applying these principles conform with accounting principles generally accepted in the United States of America and with general practices within the banking industry. The following is a description of the more significant of those policies.

Organization and Basis of Presentation
United is a multi-bank holding company whose business is conducted by its wholly-owned bank subsidiaries. United is subject to regulation under the Bank Holding Company Act of 1956. The consolidated financial statements include the accounts of United Community Banks, Inc. and its wholly-owned commercial bank subsidiaries in Georgia and North Carolina, United Community Bank: Union County; North Carolina; North Georgia; Towns County; White County; Rabun County; Dawson County; Metro; and, West Georgia (collectively, the “Banks”), and Brintech, Inc., a financial services consulting subsidiary based in New Smyrna Beach, Florida. All significant intercompany accounts and transactions have been eliminated in consolidation.  During 2001, United merged two of its subsidiary banks, Bank of Adairsville and 1st Floyd Bank, into United Community Bank Union County.

The Banks are commercial banks that serve markets throughout north Georgia, metropolitan Atlanta and western North Carolina and provide a full range of banking services. The Banks are insured and subject to the regulation of the Federal Deposit Insurance Corporation (“FDIC”).

In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the balance sheet and revenue and expenses for the years then ended. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and the valuation of real estate that is used as collateral for a substantial portion of United’s loans and real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with these valuations, management obtains independent appraisals for significant properties.

Cash and Cash Equivalents
Cash equivalents include amounts due from banks, interest bearing deposits in banks, and federal funds sold.  Generally, federal funds are sold for one-day periods and interest bearing deposits in banks mature within a period less than 90 days.

Investment Securities
United classifies its securities in one of three categories: held to maturity, available for sale, or trading. Trading securities are bought and held principally for the purpose of selling them in the near term. United does not have investments classified in the trading category. Held to maturity securities are those securities for which United has the ability and intent to hold until maturity. All other securities are classified as available for sale.  At December 31, 2001 and 2000, all securities were available for sale.

Held to maturity securities are recorded at cost, adjusted for the amortization or accretion of premiums or discounts. Available for sale securities are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, on securities available for sale are excluded from earnings and are reported in other comprehensive income as a separate component of stockholders’ equity until realized. Transfers of securities between categories are recorded at fair value at the date of transfer. Unrealized holding gains or losses associated with transfers of securities from held to maturity to available for sale are recorded as a separate component of stockholders’ equity. These unrealized holding gains or losses are amortized into earnings over the remaining life of the security as an adjustment to the yield in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security.

A decline in the fair value of investments below cost that is deemed other than temporary is charged to earnings and establishes a new cost basis for the security.

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued

 (1)      Summary of Significant Accounting Policies, continued

Mortgage Loans Held for Sale
Mortgage loans held for sale are carried at the lower of aggregate cost or market value. The amount by which cost exceeds market value is accounted for as a valuation allowance. Changes in the valuation allowance are included in the determination of net earnings for the period in which the change occurs. No market valuation allowances were required at December 31, 2001 or 2000.

Loans and Allowance for Loan Losses
All loans are stated at principal amount outstanding, net of any unearned revenue. Interest on loans is primarily calculated by using the simple interest method on daily balances of the principal amount outstanding.

Except for installment and revolving credit loans, accrual of interest is discontinued on a loan when a loan becomes 90 days past due and is not both well collateralized and in the process of collection, or when management believes, after considering economic and business conditions and collection efforts, that the principal or interest will not be collectible in the normal course of business. When a loan is placed on nonaccrual status, previously accrued and uncollected interest is charged to interest revenue on loans. Generally, payments received on nonaccrual loans are applied to principal.  Interest is accrued on revolving credit loans until payments become 180 days past due, at which time the outstanding principal balance and accrued interest is charged off.  For installment loans and other closed-end consumer loans, the accrual of interest is discontinued when the loan becomes 120 days past due, at which time the outstanding principal and accrued interest is charged off.

A loan is impaired when, based on current information and events, it is probable that all amounts due, according to the contractual terms of the loan, will not be collected. Impaired loans are measured based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, or at the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent.  Interest revenue on impaired loans is recognized using the cash-basis method of accounting during the time within the period in which the loans were impaired.

The allowance for loan losses is established through a provision for loan losses charged to earnings. Loans are charged against the allowance for loan losses when available information confirms that the collectibility of the principal is unlikely. The allowance represents an amount, which, in management’s judgment, is adequate to absorb probable losses on existing loans as of the date of the balance sheet.

Management’s judgment in determining the adequacy of the allowance is based on evaluations of the collectibility of loans. These evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, historical loss experience as adjusted for current economic conditions that may affect the borrower’s ability to pay, overall portfolio quality, and review of specific problem loans. In determining the adequacy of the allowance for loan losses, management uses a loan grading system consistent with those applied by bank regulatory agencies. Management prepares a quarterly analysis of the allowance for loan losses and material deficiencies are adjusted by increasing the provision for loan losses. Management has an internal loan review department that is independent of the lending function to challenge and corroborate the loan grading system and provide additional analysis in determining the adequacy of the allowance for loan losses.

Management believes the allowance for loan losses is adequate at December 31, 2001. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review United’s allowance for loan losses. Such agencies may require United to recognize additions to the allowance based on their judgment of information available to them at the time of their examination.

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued

(1)         Summary of Significant Accounting Policies, continued

Income TaxesDeferred tax assets and liabilities are recorded for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Future tax benefits, such as net operating loss carryforwards, are recognized to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the assets and liabilities are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income taxes during the period that includes the enactment date.

In the event the future tax consequences of differences between the financial reporting bases and the tax bases of United’s assets and liabilities results in deferred tax assets, an evaluation of the probability of being able to realize the future benefits indicated by such asset is required. A valuation allowance is provided for the portion of the deferred tax asset when it is more likely than not that some or all of the deferred tax asset will not be realized. In assessing the realizability of the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable earnings and tax planning strategies.

Derivative Instruments and Hedging Activities
Effective January 1, 1999, United adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), as subsequently amended by SFAS No. 137 and SFAS No. 138, which establishes accounting and reporting standards for hedging activities and for derivative instruments including derivative instruments embedded in other contracts.  SFAS No. 133 requires the fair value recognition of derivatives as assets or liabilities in the financial statements. The accounting for the changes in the fair value of a derivative depends on the intended use of the derivative instrument at inception. The change in fair value of instruments used as fair value hedges is accounted for in the earnings of the period simultaneous with accounting for the fair value change of the item being hedged. The change in fair value of the effective portion of cash flow hedges is accounted for in other comprehensive income rather than earnings. The change in fair value of derivative instruments that are not intended as a hedge is accounted for in the earnings of the period of the change.

In 1999, United transferred all securities held to maturity to available for sale under this provision of SFAS No. 133.  The transferred securities had an amortized cost of $58.3 million and net unrealized gains of $1.8 million.  This transfer resulted in a $1.1 million, net of taxes, increase in stockholders’ equity.

United maintains derivative positions for interest rate risk management purposes only.  Interest rate swaps and interest rate caps are used as part of United’s overall interest rate risk management and are designated as hedges of interest-earning assets and interest-bearing liabilities.

 As of December 31, 2001, United had fair value hedges with a notional amount of $90 million for the purpose of converting fixed rate funding to floating rate.  As of December 31, 2001, United recorded an asset of $1.9 million for the fair value of these instruments.  No hedge ineffectiveness from fair value hedges was recognized in the statement of income. All components of each derivative’s gain or loss are included in the assessment of hedge effectiveness.

As of December 31, 2001, United had cash flow hedges with a notional amount of $130 million.  These derivatives were used to convert floating rate loans to fixed rate.  United recorded an asset of $1million for the fair value of these cash flow hedges resulting in an after-tax increase in other comprehensive income of $637,000. All components of each derivative’s gain or loss are included in the assessment of hedge effectiveness.

At December 31, 2001, United had interest rate cap contracts with a notional amount of $20 million.  The cap contracts are not designated as hedges and had no value at December 31, 2001 and 2000 and had been written down accordingly in the consolidated financial statements.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued

(1)        Summary of Significant Accounting Policies, continued

Transfers and Servicing of Financial Assets and Extinguishments of Liabilities
In September 2000, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – A Replacement of FASB Statement No. 125”.  SFAS No. 140 revises the criteria for accounting for securitizations and other transfers of financial assets and collateral.  In addition, SFAS No. 140 requires certain additional disclosures.  Except for the new disclosure provisions, which were effective for the year ended December 31, 2000, SFAS No. 140 was effective for the transfer of financial assets occurring after March 31, 2001.  The provisions of SFAS No. 140 did not have a material effect on United’s consolidated financial statements.

Accounting for Business Combinations
In July 2001, the FASB issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”.  These standards change the accounting for business combinations by, among other things, prohibiting the prospective use of pooling-of-interests accounting and requiring companies to stop amortizing goodwill, which is the excess of the purchase price over the fair value of the net identifiable assets of the acquired company.  Instead, goodwill and intangible assets deemed to have an indefinite useful life will be subject to an annual review for impairment.  The new standards generally are effective for United in the first quarter of 2002 and have been effective for business combinations consummated after June 30, 2001 including United’s acquisition of Peoples Bank of West Georgia.  United had previously amortized goodwill on a straight line basis over periods not exceeding 25 years.  In 2001, 2000 and 1999, United recorded goodwill amortization expense of $421,000, $421,000 and $368,000, respectively.  Upon adoption, United will no longer amortize goodwill.  The impact of not amortizing goodwill will increase United’s 2002 net income by $421,000.  Deposit premiums associated with business combinations and branch acquisitions will continue to be amortized over the estimated useful life of the deposit base, generally not more than 15 years.

Reclassifications
Certain 2000 and 1999 amounts have been reclassified to conform to the 2001 presentation.

Other
Assets held by United in a fiduciary or agency capacity for customers are not included in the consolidated balance sheets since such items are not assets of United.

Earnings Per Share
United is required to report on the face of the statement of income, earnings per common share with and without the dilutive effects of potential common stock issuances from instruments such as options, convertible securities and warrants. Basic earnings per common share is based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per common share.  During 2001 and 2000, United paid dividends to Series A preferred stockholders totaling $121,000 and $43,000, respectively.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued

(1)     Summary of Significant Accounting Policies, continued
          The following table sets forth the computation of basic and diluted earnings per common share for the years ended
          December 31 (in thousands, except per share data):

	2001	2000	1999

Net income available to common shareholders	$27,110	$14,474	$16,098
Effects of convertible debentures	169	220	191

Diluted net earnings	$27,279	$14,694	$16,289

Earnings per common share:
Basic	$2.57	$1.41	$1.60
Diluted	2.51	1.39	1.56

Weighted average common shares
Basic	10,563	10,300	10,079

Effect of dilutive securities:
Stock options	172	157	202
Convertible debentures	140	140	140

Diluted	10,875	10,597	10,421

(2)         Mergers and Acquisitions

On November 6, 2001, United acquired, for 358,126 shares of its common stock, all of the outstanding common stock of Peoples Bancorp, Inc., parent company of Peoples Bank of West Georgia (“West Georgia”), an $88 million one-bank holding company located in Carrollton, Georgia.  The acquisition was recorded in accordance with SFAS No. 141 and resulted in goodwill of approximately $5 million which will not be subject to amortization.  The results of operations of West Georgia are included in consolidated earnings from the date of acquisition.

Effective July 26, 2000, United acquired, for 958,024 shares of its common stock, all of the outstanding common stock of North Point Bancshares, Inc. (“Dawson County”), a $119 million one-bank holding company, located in Dawsonville, Georgia.  In addition, United acquired, for 817,604 shares of its common stock, all of the outstanding common stock of Independent Bancshares, Inc. (“Metro”), a $153 million one-bank holding company, located in Powder Springs, Georgia.

Effective September 29, 2000, United acquired, for 283,390 shares of its common stock, all of the outstanding common stock of Brintech, Inc. (“Brintech”), a consulting firm located in New Smyrna Beach, Florida.  United has not filed a registration statement with the Securities and Exchange Commission (“SEC”) for issuance of these shares and, accordingly, the shareholders of Brintech will be restricted from resale of their shares until the shares are registered with the SEC or sold pursuant to an exemption from registration.  In addition, United issued 287,410 shares of its preferred stock to key non-shareholder employees of Brintech in connection with satisfaction of certain contractual deferred compensation obligations triggered by the change in control of Brintech.

The acquisitions of Dawson County, Metro and Brintech were accounted for as poolings of interests and accordingly, the consolidated financial statements for all periods presented have been restated to include the financial position and results of operations as if the combination had occurred prior to the earliest period presented.

In March 1999, United acquired all the outstanding common stock of Adairsville Bancshares, Inc. (“Adairsville”), the parent company of Bank of Adairsville, for $7.1 million plus certain acquisition costs. United accounted for this transaction using the purchase method, and accordingly, the original purchase price was allocated to assets and liabilities acquired based upon their fair values at the date of acquisition. Goodwill, the excess of the purchase price over the fair value of the net assets acquired, was approximately $2.9 million and is amortized over 15 years using the straight-line method.   The results of operations of Adairsville are included in consolidated earnings from the date of acquisition.  During 2001, Adairsville bank was merged into United Community Bank Union County and operates under the trade name “United Community Bank Adairsville”.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued

(2)         Mergers and Acquisitions, continued

In August 1999, United acquired for 632,890 shares of its common stock, all of the outstanding common stock of First Floyd Bankshares, Inc. (“Rome”), a $115 million one-bank holding company located in Rome, Georgia.  The acquisition was accounted for as a pooling of interests.  During 2001, Rome was merged into United Community Bank Union County and operates under the trade name “United Community Bank Rome”.

The following is a reconciliation of the amounts of net interest revenue and net earnings previously reported with the restated amounts (in thousands):

	2000	1999

Net interest revenue:
As previously reported in 1999	$81,665	$67,974
Dawson County	5,287	4,528
Metro	7,237	6,289
Brintech	(32)	(41)

As restated	$94,157	$78,750

Net income:
As previously reported in 1999	$15,066	$13,648
Dawson County	1,254	1,009
Metro	90	1,621
Brintech	(1,893)	(180)

As restated	$14,517	$16,098

United recorded merger, integration and restructuring charges of $1.6 million during 2001, $10.6 million during 2000 and $1.8 million in 1999 associated with acquisitions.  The components of the charges are shown below (in thousands):

Merger charges included in operating expenses:	2001	2000	1999

Salaries and employee benefits - severance and related costs	$433	$3,615	$692
Occupancy - disposal of premises and equipment	306	1,848	424
Professional fees and contract termination costs	428	927	522
Other merger-related expenses	450	1,223	207

	1,617	7,613	1,845
Adjustment to conform accounting for loan loss methodology	--	367	--
Loss on restructuring and sale of securities	--	2,654	--

Total merger-related charges	$1,617	$10,634	$1,845

At December 31, 2001, approximately $268,000 remained accrued for unpaid merger charges most of which was for legal fees and systems conversion costs.

 (3)       Cash Flows

United paid approximately $104 million, $117 million and $87 million in interest on deposits and other liabilities during 2001, 2000 and 1999, respectively.  In connection with United’s 2001 acquisition of West Georgia, assets having a fair value of $88 million were acquired and liabilities totaling $75 million were assumed.

	For the Years Ended December 31,

	2001	2000	1999

Schedule of noncash investing and financing activities (in thousands):
Investment securities purchase obligations	$ --	$ --	$ 14,500
Issuance of preferred stock in satisfaction of compensation liabilities	--	2,874	--
Transfer of held to maturity securities to available for sale	--	4,081	58,306

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued

(4)         Investment Securities

Investment securities at December 31, 2001 and 2000, (in thousands):

As of December 31, 2001 Available for sale securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Treasuries	$1,899	$52	$--	1,951
U.S. Government agencies	204,738	4,888	94	209,532
State and political subdivisions	77,247	1,390	514	78,123
Mortgage-backed securities	172,407	2,424	727	174,104
Other	30,080	484	--	30,564

Total	$486,371	$9,238	$1,335	$494,274

As of December 31, 2000 Available for sale securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Treasuries	$5,996	$38	$--	$6,034
U.S. Government agencies	108,022	712	372	108,362
State and political subdivisions	83,808	827	659	83,976
Mortgage-backed securities	301,938	1,531	2,106	301,363
Other	32,266	213	103	32,376

Total	$532,030	$3,321	$3,240	$532,111

The amortized cost and fair value of the investment securities at December 31, 2001, by contractual maturity, is presented in the following table. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued

(4)         Investment Securities, continued

	Available for Sale Securities

	Amortized Cost	Fair Value

U.S. Treasuries
Within 1 year	$1,899	$1,951

U.S. Government agencies:
Within 1 year	22,661	23,100
1 to 5 years	146,353	150,494
5 to 10 years	26,053	26,240
More than 10 years	9,671	9,698

	204,738	209,532

State and political subdivisions:
Within 1 year	10,015	10,118
1 to 5 years	27,043	27,844
5 to 10 years	24,965	25,227
More than 10 years	15,224	14,934

	77,247	78,123

Other:
Within 1 year	333	335
1 to 5 years	7,971	8,135
5 to 10 years	21,776	22,094

	30,080	30,564

Total securities other than mortgage-backed securities:
Within 1 year	34,908	35,504
1 to 5 years	181,367	186,473
5 to 10 years	72,794	73,561
More than 10 years	24,895	24,632

Mortgage-backed securities	172,407	174,104

	$486,371	$494,274

The following summarizes investment securities sales activities for the years ended December 31, 2001, 2000 and 1999:

	2001	2000	1999

Proceeds from the sales of securities	$30,457	$62,857	$9,132

Gross gains on sales of securities	$235	$21	$647
Gross losses on sales of securities	21	2,708	103

Net gains (losses) on sales of securities	$214	$(2,687)	$544

Income taxes (benefits) attributable to sale of securities	$75	$(1,017)	$206

During 2000 and 1999, in connection with the acquisitions of Dawson County, Metro, and Rome, United realigned the held-to-maturity securities portfolios.  As part of this realignment, during 2000 United sold $5.0 million of the held-to-maturity securities which resulted in a net loss of approximately $1.1 million.  Additionally, during 2000 and 1999, United transferred $4.1 million and $58.3 million, respectively, of the held-to-maturity securities to the available for sale portfolio.

At December 31, 2001 and 2000, securities with a carrying value of $258 million and $137 million, respectively, were pledged to secure public deposits and Federal Home Loan Bank advances.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued

(5)        Loans and Allowance for Loan Losses

Major classifications of loans at December 31, 2001 and 2000, are summarized as follows (in thousands):

	2001	2000

Commercial, financial and agricultural	$ 146,754	$ 177,009
Real estate - construction	308,566	256,886
Real estate - mortgage	1,406,919	1,194,625
Consumer	145,751	163,535

Total loans	2,007,990	1,792,055

Less - allowance for loan losses	27,124	24,698

Loans, net	$ 1,980,866	$ 1,767,357

The Banks grant loans and extensions of credit to individuals and a variety of firms and corporations located primarily in counties in north Georgia, metropolitan Atlanta and western North Carolina. Although the Banks have diversified loan portfolios, a substantial portion of the loan portfolios is collateralized by improved and unimproved real estate and is dependent upon the real estate market.

At December 31, 2001, United had $4.5 million of loans classified as impaired under the definition outlined in SFAS 114.  Of these impaired loans, $2.9 million had specific reserves of $565,000 allocated to them.  The amount of impaired loans at December 31, 2000 was immaterial.

 Changes in the allowance for loan losses are summarized as follows (in thousands):

	2001	2000	1999

Balance at beginning of year	$ 24,698	$ 20,043	$ 14,402
Provision for loan losses	6,000	7,631	5,966
Loan charge-offs	(5,523)	(3,737)	(3,186)
Recoveries	945	761	1,039
Allowance acquired through purchase business combinations	1,004	--	1,822

Balance at end of year	$ 27,124	$ 24,698	$ 20,043

In the ordinary course of business the Banks may have loans outstanding to Executive Officers and Directors, including their immediate families and companies with which they are associated.  Management believes that such loans are made substantially on the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other customers.  The following is a summary of such loans outstanding and the activity in these loans for the year ended December 31, 2001 (in thousands):

Balances at December 31, 2000	$43,301
New loans	48,261
Repayments	(44,403)
Adjustment for changes in executive officers and directors	(5,783)

Balances at December 31, 2001	$41,376

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued

(6)         Premises and Equipment

Premises and equipment at December 31, 2001 and 2000, (in thousands):

	2001	2000

Land and land improvements	$15,868	$14,254
Buildings	36,105	32,011
Furniture and equipment	34,326	30,719
Construction in progress	3,254	1,430

	89,553	78,414

Less - accumulated depreciation	25,487	21,484

Premises and equipment, net	$64,066	$56,930

Depreciation expense was approximately $5.7 million, $4.8 million and $4.9 million for 2001, 2000 and 1999, respectively.

(7)        Time Deposits

The aggregate amount of time deposit accounts with a minimum denomination of $100,000 was approximately $371 million and $383 million at December 31, 2001 and 2000, respectively.

At December 31, 2001, the contractual maturities of time deposits are summarized as follows (in thousands):

Maturing In
2002	$946,526
2003	175,453
2004	37,482
2005	18,334
2006	33,012
thereafter	3,097

$1,213,904

 (8)       Federal Home Loan Bank Advances

The Banks have advances from the Federal Home Loan Bank (“FHLB”) with monthly interest payments and principal payments due at various maturity dates and interest rates ranging from 2.00% to 7.81%at December 31, 2001. At December 31, 2001, the weighted average rate of interest on FHLB advances was 5.15%.  The FHLB advances are collateralized by first mortgage loans, mortgage-backed securities and FHLB stock.

The maturities of outstanding advances from FHLB at December 31, 2001 are as follows (in thousands):

Year
2002	$96,225
2003	22,349
2004	55,271
2005	9,000
2006	--
thereafter	107,549

$290,394

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued

(9)         Long-term Debt

Long-term debt at December 31, 2001 and 2000 consisted of the following (in thousands):

	2001	2000
Trust Preferred securities	$36,000	$36,000
Convertible subordinated debentures	3,500	3,500
Other borrowings	8,691	1,743

Total	$48,191	$41,243

Convertible Subordinated Debentures
On December 31, 1996, United completed a private placement of convertible subordinated debentures (the “Debentures”) due December 31, 2006. The Debentures bear interest at the rate of .25% over the prime rate, payable quarterly. The Debentures may be redeemed, in whole or in part at the option of United, within 60 days notice, at a redemption price equal to 100% of the principal amount of the Debentures plus accrued interest. The Debentures are exercisable at any time, and may be converted into shares of common stock of United at the price of $25 per share, subject to adjustment for stock splits and stock dividends.

At December 31, 2001 and 2000, certain Directors and Executive Officers of United held convertible debentures totaling $2,175,000 and $2,575,000, respectively.

Trust Preferred Securities

In September 2000, United formed a wholly owned Connecticut statutory business trust, United Community Statutory Trust I (“United Statutory Trust”), which issued $5 million of guaranteed preferred beneficial interests in United’s junior subordinated deferrable interest debentures (the “Trust Preferred Securities”).  These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines.  All of the common securities of United Statutory Trust are owned by United.  The proceeds from the issuance of the common securities and the Trust Preferred Securities were used by United Statutory Trust to purchase $5.2 million of junior subordinated debentures of United, which carry a fixed interest rate of 10.60%.  The proceeds received by United from the sale of the junior subordinated debentures were used to prepay other borrowings of approximately $1.9 million and for other corporate purposes.  The debentures represent the sole asset of United Statutory Trust.  The debentures and related earnings statement effects are eliminated in United’s financial statements.

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

The Trust Preferred Securities are mandatorily redeemable upon maturity of the debentures on September 7, 2030, or upon earlier redemption as provided in the indenture.  United has the right to redeem the debentures purchased by United Statutory Trust in whole or in part, on or after September 7, 2010.  As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be the principal amount, any accrued but unpaid interest, plus a premium ranging from 5.3% in 2010 to .53% in 2019.

In July 2000, United formed a wholly owned Delaware statutory business trust, United Community Capital Trust II (“United Trust II”), which issued $10 million of guaranteed preferred beneficial interests in United’s junior subordinated deferrable interest debentures (the “Trust Preferred Securities”).  These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines.  All of the common securities of United Trust II are owned by United.  The proceeds from the issuance of the common securities and the Trust Preferred Securities were used by United Trust II to purchase $10.3 million of junior subordinated debentures of United, which carry a fixed interest rate of 11.295%.  The proceeds received by United from the sale of the junior subordinated debentures were used to prepay other borrowings of approximately $10.6 million.  The debentures represent the sole asset of United Trust II.   The debentures and related earnings statement effects are eliminated in United’s financial statements.

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

In July 1998, United formed a wholly owned Delaware statutory business trust, United Community Capital Trust (“United Trust”), which issued $21 million of guaranteed preferred beneficial interests in United’s junior subordinated deferrable interest debentures that qualify as Tier 1 capital under Federal Reserve Board guidelines. All of the common securities of United Trust are owned by United. The proceeds from the issuance of the Common Securities and the Trust Preferred Securities were used by United Trust to purchase $21.7 million of junior subordinated debentures of United that carry a fixed interest rate of 8.125%. The proceeds received by United from the sale of the junior subordinated debentures were used to prepay other borrowings of approximately $11.8 million and for further investments in the Banks. The debentures represent the sole asset of United Trust. The debentures and related earnings statement effects are eliminated in United’s financial statements.

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

(10)      Income Taxes

Income taxes for the years ended December 31, 2001, 2000 and 1999 (in thousands):

	2001	2000	1999

Current	$14,125	$10,357	$8,886
Deferred	(594)	(3,791)	(1,857)

Total income taxes	$13,531	$6,566	$7,029

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued

(10)      Income Taxes, continued

The differences between the provision for income taxes and the amount computed by applying the statutory federal income tax rate (of 34%) to income before income taxes are as follows (in thousands):

	2001	2000	1999

Pretax earnings at statutory rates	$13,859	$7,168	$7,863
Add (deduct):
State taxes, net of federal benefit	1,002	780	388
Tax-exempt interest revenue	(1,438)	(1,588)	(1,541)
Nondeductible interest expense	232	307	276
Other	(124)	(101)	43

	$13,531	$6,566	$7,029

The following summarizes the sources and expected tax consequences of future taxable deductions (revenue) which comprise the net deferred tax asset at December 31, 2001 and 2000 (in thousands):

	2001	2000

Deferred tax assets:
Allowance for loan losses	$10,193	$9,172
Accrued expenses	872	933
Net operating loss and credit carryforwards	268	604
Unrealized investment securities losses	--	12
Other	591	547

Total deferred tax assets	11,924	11,268

Deferred tax liabilities:
Unrealized investment securities gains	2,754	--
Premises and equipment	1,544	1,470
Unrealized gains on cash flow hedges	328	--
Other	5	5

Total deferred tax liabilities	4,631	1,475

Net deferred tax asset	$7,293	$9,793

During 2001, 2000 and 1999, United made income tax payments of approximately $14.0 million, $9.6 million and $8.6 million, respectively.

At December 31, 2001, United has remaining loss carryforwards for state purposes of approximately $3,769,000, which begin to expire in 2013.

(11)      Employee Benefit Plans

United has contributory employee benefit plans covering substantially all employees, subject to certain minimum service requirements. United’s contribution to the plans is determined annually by the Board of Directors and amounted to approximately $2,191,000, $1,714,000 and $1,460,000 in 2001, 2000, and 1999, respectively.

During 1998, United initiated a defined post-retirement benefit plan to provide retirement benefits to certain Executive Officers and other key employees and to provide death benefits for their designated beneficiaries.  Under this plan, United purchased split-dollar whole life insurance contracts for certain participants.  At December 31, 2001 and 2000, the cash surrender value of the insurance contracts was approximately $16.2 million and $14.5 million, respectively.  Expenses incurred for these benefits were approximately $367,000,$423,000 and $204,000 for 2001, 2000 and 1999, respectively.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued

(12)      Regulatory Matters

United and the Banks are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, action by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, United and the Banks must meet specific capital guidelines that involve quantitative measures of the Banks’ assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.  The capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

Quantitative measures (as defined) established by regulation to ensure capital adequacy require United and the Banks to maintain minimum amounts and ratios of total and Tier I capital  to risk-weighted assets, and of Tier I capital to average assets.

As of December 31, 2001, the Banks were categorized as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Banks must exceed the well capitalized guideline ratios, as set forth in the table, and meet certain other requirements.  Management believes that the Banks exceed all well capitalized requirements, and there have been no conditions or events since year-end that would change the status of well capitalized.

Minimum amounts required for capital adequacy purposes and to be well capitalized under prompt corrective action provisions are presented below for United and its most significant subsidiaries (in thousands).

	Regulatory Guidelines(1)		United		Union County		North Carolina

	Minimum	Well Capitalized	2001	2000	2001	2000	2001	2000

Risk-based ratios:
Tier I capital	4%	6%	10.5%	10.3%	10.2%	10.1%	11.3%	10.2%
Total capital	8	10	11.9	11.8	11.5	11.3	12.5	11.5
Leverage ratio	3	5	8.0	7.5	7.8	7.5	7.8	7.3

Tier I capital			$ 211,878	$ 185,700	$ 70,780	$ 45,170	$ 50,546	$ 44,964
Total capital			240,398	211,761	79,459	50,788	56,155	50,467

(1)

The regulatory designation of “well capitalized” under prompt corrective action regulations is not applicable to United (a bank holding company).  However, Regulation Y defines “well capitalized” for a bank holding company for the purpose of determining eligibility for a streamlined review process for acquisition proposals.  For such purposes; “well capitalized” requires United to maintain a minimum Tier I risk-based capital ratio of 6% and a minimum total risk-based capital ratio of 10%.

Cash, Dividend, Loan and Other Restrictions
At December 31, 2001 and 2000, the Banks were required by the Federal Reserve Bank to maintain reserve balances of $11 million and $8 million, respectively.  Federal and state banking regulations place certain restrictions on dividends paid by the Banks to United.  At December 31, 2001, the Banks had approximately $17 million of retained earnings available for distribution to United in the form of dividends.

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

(13)      Commitments and Contingencies

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

The following table summarizes, as of December 31, 2001 and 2000, the contract amount of off-balance sheet instruments (in thousands):

	2001	2000

Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$ 278,300	$ 273,559
Standby letters of credit	7,787	9,285

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. United evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, upon extension of credit is based on management’s credit evaluation. Collateral held varies, but may include unimproved and improved real estate, certificates of deposit, personal property or other acceptable collateral.

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

Derivative instruments that are used as part of United’s interest rate risk-management strategy include interest rate contracts (swaps and caps).  As a matter of policy, United does not use highly leveraged derivative instruments for interest rate risk management.  Interest rate swaps generally involve the exchange of fixed- and variable-rate interest payments between two parties, based on a common notional principal amount and maturity date.  Interest rate cap agreements provide for a variable cash flow if interest rates exceed the cap rate, based on a notional principal amount and maturity date.

By using derivative instruments, United is exposed to credit and market risk.  If the counterparty fails to perform, credit risk is equal to the extent of the fair-value gain in a derivative.  When the fair value of a derivative contract is positive, this generally indicates that the counterparty owes United, and, therefore, creates a repayment risk for United.  When the fair value of a derivative contract is negative, United owes the counterparty and, therefore, it has no repayment risk.  United minimizes the credit risk in derivative instruments by entering into transactions with

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued

(13)     Commitments and Contingencies, continued

high-quality counterparties that are reviewed periodically by United, and United requires the counterparty to pledge collateral to cover the positive fair value .

United’s derivative activities are monitored by its asset/liability management committee as part of that committee’s oversight of United’s asset/liability and treasury functions.  United’s asset/liability committee is responsible for implementing various hedging strategies that are developed through its analysis of data from financial simulation models and other internal and industry sources.  The resulting hedging strategies are then incorporated into the overall interest-rate risk management.

United, in the normal course of business, is subject to various pending and threatened lawsuits in which claims for monetary damages are asserted.  Although it is not possible to predict the outcome of these lawsuits, or the range of any possible loss, management, after consultation with legal counsel, does not anticipate that the ultimate aggregate liability, if any, arising from these lawsuits will have a material adverse effect on United’s financial position or results of operations.

(14)      Preferred Stock

United may issue preferred stock in one or more series, up to a maximum of 10,000,000 shares. Each series shall include the number of shares issued, preferences, special rights and limitations as determined by the Board of Directors. At December 31, 2001, there were 172,600 preferred shares issued and outstanding which were issued as Series A non-cumulative preferred stock.  The dividend rate of the preferred stock is 6% per annum, provided a dividend has been declared for the common shares.  The holders of the preferred stock maintain a liquidation preference to the common stockholder.  The preferred stock has no voting rights and United may redeem the preferred stock for an amount equal to the stated value plus the accrued dividend.

(15)     Stockholders’ Equity

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

On July 18, 2001, United’s Board of Directors authorized the repurchase of up to 300,000 shares of United’s outstanding common stock effective through the end of 2002.  On December 19, 2001, the Board of Directors increased the authorization to 500,000 shares.  Through December 31, 2001, United repurchased a total of 156,875 shares under this authorization.

In 2000, the shareholders approved the 2000 Key Employee Stock Option Plan (“2000 Plan”). Under the 2000 Plan, 490,000 options can be granted for shares of United’s common stock at a price equal to the fair market value at the date of grant. The number of shares available for grant is adjusted proportionately with the change in the number of shares outstanding.  The general terms of the stock option plan include a four-year vesting period with an exercisable period not to exceed ten years.  Metro and West Georgia also had stock option plans for their key employees.  Metro’s and West Georgia’s plans had provisions similar to United’s plan.  Holders of options under the Metro plan were issued options in connection with the merger of United and Metro at the exchange ratio of .4211 per option held.  Holders of options under the West Georgia plan were issued options in connection with the merger of United and West Georgia at the exchange ratio of .4473684 per option held.  All option amounts detailed below have been restated to reflect the options outstanding under Independent’s plan to reflect the pooling of interests accounting treatment.  Options outstanding under West Georgia’s plan are reflected on the table as being assumed through acquisition.  As of December 31, 2001, 288,520 options may be granted under the 2000 Plan.  United has options outstanding under other plans with terms substantially the same as the 2000 plan.  No options are available for grant under any of the other plans.

SFAS No. 123, “Accounting for Stock-Based Compensation,” encourages, but does not require, entities to compute the fair value of options at the date of grant and to recognize such costs as compensation expense immediately if there is no vesting period or ratably over the vesting period of the options. United has chosen not to adopt the cost recognition principles of this statement and accounts for stock options under Accounting Principles Board Opinion No. 25 and its related interpretations. Had compensation costs been determined based upon the fair value of the

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued

(15)   Stockholders’ Equity, continued

options at the grant dates consistent with the method of SFAS No. 123, United’s net income and earnings per common share would have reflected the pro forma amounts below (in thousands, except per share data):

	2001	2000	1999

Net income available to common shareholders:
As reported	$27,110	$14,474	$16,098
Pro forma	26,517	13,991	15,727

Basic earnings per common share:
As reported	2.57	1.41	1.60
Pro forma	2.51	1.36	1.56

Diluted earnings per common share:
As reported	2.51	1.39	1.56
Pro forma	2.45	1.34	1.52

The weighted average fair value of options at grant date in 2001, 2000, and 1999 was $7.89, $8.57 and $15.65, respectively.

The fair value of each option granted is estimated on the date of grant using the minimum value method with the following weighted average assumptions used for grants in 2001, 2000 and 1999: dividend yield of 1% for all periods; a risk free interest rate of 5% for 2001 and 2000 and 6% for 1999; and, an expected life of 7 years for 2001 and 2000 and 10 years for 1999.

Options outstanding and activity for the years ended December 31, consisted of the following:

	2001		2000		1999

	Shares	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price
Beginning of period	563,768	$ 27.70	391,132	$ 23.07	341,522	$ 18.12
Granted	111,500	35.04	181,536	38.00	82,300	39.50
Assumed – purchase acquisition	31,534	22.67	-	-	-	-
Exercised	(33,449)	16.07	(2,000)	20.63	(31,690)	12.23
Cancelled	(10,600)	37.00	(6,900)	37.88	(1,000)	26.80

End of period	662,753	$ 29.14	563,768	$ 27.70	391,132	$ 23.07

The following is a summary of stock options outstanding at December 31, 2001:

Options Outstanding				Options Exercisable

Shares	Range	Average Price	Remaining Life	Shares	Weighted Average Price
108,602	$ 10.00 – 14.25	$ 12.35	4.7 years	108,602	$ 12.35
42,977	15.34 – 18.00	17.48	4.5 years	42,977	17.48
102,238	22.00 – 23.25	22.33	5.9 years	102,238	22.33
48,800	30.00 – 32.50	30.05	6.0 years	39,600	30.05
360,136	35.00 – 40.00	37.40	8.5 years	140,593	38.01

662,753		$ 29.14		434,010	$ 25.13

During 2001, United terminated Metro’s former Employee Stock Ownership Plan with 401(k) provisions (“KSOP”).  United had recognized a liability for the fair value of its common shares held by the plan in the consolidated financial statements since employees had the right to receive cash in lieu of shares upon termination and in other circumstances in accordance with provisions of the plan.  The remaining recorded liability was reversed against capital surplus upon the plan’s termination and settlement.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued

 (16)     Fair Value of Financial Instruments

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

The short maturity of United’s assets and liabilities results in having a significant number of financial instruments whose fair value equals or closely approximates reported balance sheet value.  Such financial instruments are reported in the following balance sheet captions:  cash and cash equivalents, mortgage loans held for sale, securities sold under repurchase agreements, and federal funds purchased.  Fair value of securities available for sale equals the balance sheet value.  As of December 31, 2001 and 2000, the fair value of interest rate contracts used for balance sheet management were a receivable of $2.9 million and $320 thousand, respectively.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect the premium or discount on any particular financial instrument that could result from the sale of United’s entire holdings. Because no market exists for a significant portion of United’s financial instruments, fair value estimates are based on many judgments. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

The carrying amount and fair values for other balance sheet options at December 31, 2001 and 2000 are as follows (in thousands):

	December 31, 2001		December 31, 2000
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Loans, net	$ 1,980,866	$ 2,012,831	$ 1,767,357	$ 1,766,999
Liabilities:
Deposits	2,116,499	2,135,604	1,995,865	2,003,686
Federal Home Loan Bank advances	290,394	301,053	257,225	254,443
Long-term debt	48,191	50,151	41,243	39,091

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued

(17)   Condensed Financial Statements of United Community Banks, Inc. (Parent Only)

Statement of Income

For the Years Ended December 31, 2001, 2000 and 1999

(in thousands)

	2001	2000	1999

Dividends from subsidiaries	$11,570	$3,611	$4,537
Other	18,202	6,998	5,248

Total income	29,772	10,609	9,785

Interest	3,866	3,619	2,671
Other	23,606	16,507	10,502

Total expense	27,472	20,126	13,173
Income tax benefit	3,016	4,552	2,689

Income (loss) before equity in undistributed income of subsidiaries	29,772	10,609	9,785

Equity in undistributed income of subsidiaries	21,915	19,482	16,797

Net income	$27,231	$14,517	$16,098

Balance Sheet

As of December 31, 2001 and 2000

(in thousands)

Assets

	2001	2000

Cash	$197	$557
Investment in subsidiaries	231,798	191,497
Other assets	17,673	14,985

Total assets	$249,668	$207,039

Liabilities and Stockholders’ Equity

Other liabilities	$5,698	$6,294
Other short-term borrowings	8,691	1,743
Convertible subordinated debentures	3,500	3,500
Trust Preferred securities	37,114	37,114

Total liabilities	55,003	48,651

Stockholders equity	194,665	158,388

Total liabilities and stockholders’ equity	$249,668	$207,039

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued

 (17)  Condensed Financial Statements of United Community Banks, Inc. (Parent Only), continued

Statement of Cash Flows

For the Years Ended December 31, 2001, 2000 and 1999

(in thousands)

	2001	2000	1999

Operating activities:
Net income	$27,231	$14,517	$16,098
Adjustments to reconcile net income to net cash
Provided (used) by operating activities:
Equity in undistributed income of the subsidiaries	(21,915)	(19,482)	(16,797)
Depreciation, amortization and accretion	1,692	1,246	862
Change in:
Other assets	(1,278)	(3,646)	525
Other liabilities	115	2,042	3,138

Net cash provided (used) by operating activities	5,845	(5,323)	3,826

Investing activities:
Purchase of premises and equipment	(2,771)	(1,191)	(737)
Investment in subsidiaries	(11)	(8,179)	(9,300)
Charge in cash resulting from business combinations	612	--	(7,191)
Purchase of investment securities	(150)	--	(104)

Net cash used in investing activities	(2,320)	(9,370)	(17,332)

Financing activities:
Proceeds from junior subordinated debentures	---	15,464	--
Net change in notes payable	6,948	(13,622)	15,365
Proceeds from exercise of stock options	423	41	216
Proceeds from common stock offering	---	15,764	---
Retirement of preferred stock	(1,148)	---	---
Purchase of treasury stock	(5,749)	---	---
Cash dividends on common stock	(4,238)	(3,139)	(2,223)
Cash dividends on preferred stock	(121)	(43)	---

Net cash (used) provided by financing activities	(3,885)	14,465	13,358

Net change in cash	(360)	(228)	(148)

Cash at beginning of year	557	785	933

Cash at end of year	$197	$557	$785

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

                    ACCOUNTING AND FINANCIAL DISCLOSURE.

During United’s two most recent fiscal years, United did not change accountants and had no disagreement with its accountants on any matters of accounting principles or practices or financial statement disclosure.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF UNITED.

The information contained under the heading “Information About Nominees for Director” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement to be used in connection with the solicitation of proxies for United’s 2002 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference.  Pursuant to instruction 3 to paragraph (b) of Item 401 of Regulation S-K, information relating to the executive officers of United is included in Item 1 of this Report.

ITEM 11.   EXECUTIVE COMPENSATION.

The information contained under the heading “Executive Compensation” in the Proxy Statement to be used in connection with the solicitation of proxies for United’s 2002 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

                    MANAGEMENT.

The information contained under the heading  “Security Holdings of Certain Beneficial Owners and Management,” in the Proxy Statement to be used in connection with the solicitation of proxies for United’s 2002 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference.  For purposes of determining the aggregate market value of United’s voting stock held by nonaffiliates, shares held by all directors and executive officers of United have been excluded.  The exclusion of such shares is not intended to, and shall not, constitute a determination as to which persons or entities may be “Affiliates” of United as defined by the Commission.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information contained under the heading “Certain Relationships and Related Transactions” in the Proxy Statement to be used in connection with the solicitation of proxies for United’s 2002 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference.

 PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)           1.             Financial Statements.

                                The following consolidated financial statements are located in Item 8 of this Report:

                                Report of Independent Certified Public Accountants
                                Consolidated Statement of Income – Years ended December 31, 2001, 2000, and 1999
                                Consolidated Balance Sheet – December 31, 2001 and 2000
                                Consolidated Statement of Changes in Stockholders’ Equity – Years ended December 31, 2001, 2000, and 1999
                                Consolidated Statement of Cash Flows – Years ended December 31, 2001, 2000, and 1999
                                Notes to Consolidated Financial Statements

                2.             Financial Statement Schedules.

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

3.1

Restated Articles of Incorporation of United Community Banks, Inc., (incorporated herein by reference to Exhibit 3.1 to United Community Banks, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, File No. 0-21656, filed with the Commission on August 14, 2001).

3.2

Amended and Restated Bylaws of United Community Banks, Inc., dated September 12, 1997 (incorporated herein by reference to Exhibit 3.1 to United Community Banks, Inc.’s Annual Report on Form 10-K, for the year ended December 31, 1997, File No. 0-21656, filed with the Commission on March 27, 1998).

4.1

Junior Subordinated Indenture between United Community Banks, Inc. and The Chase Manhattan Bank, as Trustee, dated as of July 20, 1998 (incorporated herein by reference to Exhibit 4.1 to United Community Banks, Inc.’s Registration Statement on Form S-4, File No. 333-64911, filed with the Commission on September 30, 1998).

4.2

Form of Certificate of Junior Subordinated Debenture (incorporated herein by reference to Exhibit 4.2 to United Community Banks, Inc.’s Registration Statement on Form S-4, File No. 333-64911, filed with the Commission on September 30, 1998).

Exhibit No.	Exhibit

4.3

Certificate of Trust of United Community Capital Trust (incorporated herein by reference to Exhibit 4.3 to United Community Banks, Inc.’s Registration Statement on Form S-4, File No. 333-64911, filed with the Commission on September 30, 1998).

4.4

Amended and Restated Trust Agreement among United Community Banks, Inc., as depositor, The Chase Manhattan Bank, as Property Trustee, and Chase Manhattan Bank Delaware, as Delaware Trustee, dated as of July 20, 1998 (incorporated herein by reference to Exhibit 4.4 to United Community Banks, Inc.’s Registration Statement on Form S-4, File No. 333-64911, filed with the Commission on September 30, 1998).

4.5

Form of New Capital Security Certificate for United Community Capital Trust (incorporated herein by reference to Exhibit 4.5 to United Community Banks, Inc.’s Registration Statement on Form S-4, File No. 333-64911, filed with the Commission on September 30, 1998).

4.6

Guarantee Agreement between United Community Banks, Inc., as Guarantor, and The Chase Manhattan Bank, as Guarantee Trustee, dated as of July 20, 1998 (incorporated herein by reference to Exhibit 4.6 to United Community Banks, Inc.’s Registration Statement on Form S-4, File No. 333-64911, filed with the Commission on September 30, 1998).

4.7

Registration Rights Agreement dated July 20, 1998 among United Community Banks, Inc., United Community Capital Trust and Wheat First Securities, Inc. as Initial Purchaser of 8.125% Junior Subordinated Deferrable Interest Debentures Due July 15, 2028 (incorporated herein by reference to Exhibit 4.7 to United Community Banks, Inc.’s Registration Statement on Form S-4, File No. 333-64911, filed with the Commission on September 30, 1998).

4.8

Form of Floating Rate Convertible Subordinated Payable In Kind Debenture due December 31, 2006 (incorporated herein by reference to Exhibit 4.2 to United Community Banks, Inc.’s Registration Statement on Form S-1, File No. 333-20887, filed with the Commission on January 31, 1997).

4.9	See Exhibits 3.1 and 3.2 for provisions of Restated Articles of Incorporation and Amended and Restated By-Laws, which define the rights of the Shareholders.

10.1

United Community Banks, Inc.’s 1995 Key Employee Stock Option Plan (incorporated herein by reference to Exhibit 10.3 to United Community Banks, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1994, File No. 0-21656).*

10.2

Loan Agreement dated April 26, 1995 by and between The Bankers Bank and United Community Banks, Inc., together with the related Promissory Note in the principal amount of $12,000,000 and Stock Pledge Agreement (incorporated herein by reference to Exhibit 10.17 to United Community Banks, Inc.’s Registration Statement on Form S-1, File No. 33-93278, filed with the Commission on June 8, 1995).

Exhibit No.	Exhibit

10.3

Split-Dollar Agreement between United and Jimmy C. Tallent dated June 1, 1994 (incorporated herein by reference to Exhibit 10.11 to United Community Banks, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1994, File No. 0-21656).*

10.4

Agreement and Plan of Merger between United Community Banks, Inc. and Independent Bancshares, Inc., dated as of March 3, 2000 (incorporated herein by reference to Exhibit 2.2 to United Community Banks, Inc.’s Registration Statement on Form S-4, File No. 333-38856, filed with the Commission on June 8, 2000, as amended).

10.5

Agreement and Plan of Merger between United Community Banks, Inc. and North Point Bancshares, Inc., dated as of March 3, 2000 (incorporated herein by reference to Exhibit 2.1 to United Community Banks, Inc.’s Registration Statement on Form S-4, File No. 333-38540, filed with the Commission on June 2, 2000, as amended).

10.6	Share Purchase Agreement by and among United Community Banks, Inc., United Community Bank, Brintech, Inc., Harold Brewer, and Ross Whipple dated as of September 29, 2000.

10.7

Agreement and Plan of Reorganization between United Community Banks, Inc. and Peoples Bancorp, Inc., dated as of June 29, 2001 (incorporated herein by reference to Exhibit 2.1 to United Community Banks, Inc.’s Registration Statement on Form S-4, File No. 333-69656, filed with the Commission on September 19, 2001, as amended).

10.8

Amendment to Agreement and Plan of Reorganization between United Community Banks, Inc. and Peoples Bancorp, Inc., dated as of June 29, 2001 (incorporated herein by reference to Exhibit 2.2 to United Community Banks, Inc.’s Registration Statement on Form S-4, File No. 333-69656, filed with the Commission on September 19, 2001, as amended).

10.9

Form of Change of Control Severance Agreement by and between United Community Banks, Inc. and Jimmy C. Tallent, Harold Brewer and Thomas C. Gilliland (incorporated herein by reference to Exhibit 10.1 to United Community Banks, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, File No. 0-21656, filed with the Commission on August 14, 2001).*

10.10

Change of Control Severance Agreement  by and between United Community Banks, Inc. and Guy W. Freeman (incorporated herein by reference to Exhibit 10.2 to United Community Banks, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, File No. 0-21656, filed with the Commission on August 14, 2001).*

10.11	Change of Control Severance Agreement by and between United Community Banks, Inc. and Rex S. Schuette * (1)

21	Subsidiaries of United

Exhibit No.	Exhibit

23	Consent of Certified Public Accountants

24	Power of Attorney of certain officers and directors of United (included on Signature Page)

________________________

*  Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K pursuant to Item 14(c) of Form 10-K.
(1)  Agreement filed supersedes the version of the agreement that was filed as Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2001, which contained an error.
(b)  United did not file any reports on Form 8-K during the fourth quarter of 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(a) of the Securities Exchange Act of 1934, United has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Blairsville, State of Georgia, on the 14th of March, 2002.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of United in the capacities set forth and on the 25th day of February, 2002.

        /s/  Jimmy C. Tallent
        Jimmy C. Tallent
        President, Chief Executive Officer and Director
        (Principal Executive Officer)

        /s/  Robert L. Head, Jr.
        Robert L. Head, Jr.
        Chairman of the Board

        /s/  W. C. Nelson, Jr.
        W. C. Nelson, Jr.
        Vice Chairman of the Board

        /s/  Robert Blalock
        Robert Blalock
        Director

        /s/  Harold Brewer
        Harold Brewer
        Director

        /s/  Guy W. Freeman
        Guy W. Freeman
        Director

        /s/  Thomas C. Gilliland
        Thomas C. Gilliland
        Director

        /s/  Charles E. Hill
        Charles E. Hill
        Director

        /s/  Hoyt O. Holloway
        Hoyt O. Holloway
        Director

        /s/  Clarence W. Mason, Sr.
        Clarence W. Mason, Sr.
        Director

        /s/  Charles E. Parks
        Charles E. Parks
        Director

        /s/  Tim Wallis
        Tim Wallis
        Director

EXHIBIT INDEX

Exhibit No.	Description
10.6	Share Purchase Agreement by and among United Community Banks, Inc., United Community Bank, Brintech, Inc., Harold Brewer, and Ross Whipple dated as of September 29, 2000.
10.11	Change of Control Severance Agreement by and between United Community Banks, Inc. and Rex S. Schuette
21	Subsidiaries of United.
23	Consent of Certified Public Accountants.

Links

Item 1.         Business
Item 2.         Properties
Item 3.        Legal Proceedings
Item 4.        Submission of Matters to a Vote of  Security Holders
Item 5.        Market for United's Common Equity and Related Stockholder Matters.
Item 6.        Selected Financial Data
Item 7.        Management's Discussion of Analysis of Financial Condition and Results of Operations
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk
Item 8.       Financial Statements and Supplementary Data
Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Item 10.     Directors and Executive Officers of United
Item 11.     Executive Compensation
Item 12.     Security Ownership of Certain Beneficial Owners and Management
Item 13.     Certain Relationships and Related Transactions
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K