Form 10-Q
period 2002-03-31
UNITED COMMUNITY BANKS INC
filed 2002-05-10
CIK 857855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
  OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2002

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
  OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________ to ___________

Commission file number 0-21656

UNITED COMMUNITY BANKS, INC.

Exact name of registrant as specified in its charter)

Georgia	58-180-7304

(State of Incorporation)	(I.R.S. Employer Identification No.)

P.O. Box 398, 63 Highway 515
Blairsville, Georgia	30512

Address of Principal Executive Offices	(Zip Code)

(706) 781-2265

(Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☑    NO ☐

Common stock, par value $1 per share: 10,700,172 shares
outstanding as of  March 31, 2002

(This does not give effect to the 2 for 1 stock split effective May 29, 2002 for shareholders of record May 15, 2002.)

Part I – FINANCIAL INFORMATION
Item 1 – Financial Statements

UNITED COMMUNITY BANKS, INC.
Consolidated Statement of Income
For the Three Months Ended March 31, 2002 and 2001

	Three Months Ended
	March 31,

(in thousands, except per share data)	2002	2001

Interest revenue:	(Unaudited)	(Unaudited)
Interest and fees on loans	$41,399	$45,371
Interest on federal funds sold and deposits in banks	168	559
Interest on investment securities:
Taxable	5,946	7,604
Tax-exempt	826	899

Total interest revenue	48,339	54,433

Interest expense:
Interest on deposits:
Demand	2,416	3,813
Savings	132	533
Time	12,091	19,015
Other borrowings	5,051	5,763

Total interest expense	19,690	29,124

Net interest revenue	28,649	25,309
Provision for loan losses	1,500	1,550

Net interest revenue after provision for loan losses	27,149	23,759

Fee revenue:
Service charges and fees	2,744	2,340
Mortgage loan and related fees	1,807	996
Consulting fees	991	1,341
Trust and brokerage fees	497	240
Securities gains, net	-	175
Other	882	823

Total fee revenue	6,921	5,915

Total revenue	34,070	29,674

Operating expenses:
Salaries and employee benefits	13,776	11,825
Occupancy	2,115	1,928
Communications and equipment	1,509	1,337
Postage, printing and supplies	1,001	924
Professional fees	818	890
Advertising and public relations	730	668
Amortization of intangibles	85	190
Other	2,339	2,236

Total operating expenses	22,373	19,998

Income before income taxes	11,697	9,676
Income taxes	3,977	3,241

Net income	$7,720	$6,435

Net income available to common shareholders	$7,694	$6,392

Earnings per share (Note 4):
Basic	$.36	$.30
Diluted	.35	.30
Average common shares outstanding (Note 4):
Basic	21,407	21,033
Diluted	22,063	21,581

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED COMMUNITY BANKS, INC.
Consolidated Balance Sheet

	March 31,	December 31,	March 31,
($ in thousands)	2002	2001	2001

ASSETS	(Unaudited)	(Audited)	(Unaudited)

Cash and due from banks	$84,845	$87,299	$81,525
Interest-bearing deposits in banks	11,169	17,604	18,907
Federal funds sold	37,706	18,124	49,657

Cash and cash equivalents	133,720	123,027	150,089

Securities available for sale	466,630	494,274	507,630
Mortgage loans held for sale	10,818	16,538	13,117
Loans, net of unearned income	2,153,743	2,007,990	1,814,981
Less - allowance for loan losses	28,134	27,124	25,133

Loans, net	2,125,609	1,980,866	1,789,848

Premises and equipment, net	66,516	64,066	57,387
Accrued interest receivable	20,876	22,544	25,184
Other assets	47,674	47,942	40,842

Total assets	$2,871,843	$2,749,257	$2,584,097

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Demand	$299,692	$278,995	$286,666
Interest-bearing demand	604,778	526,608	447,762
Savings	97,860	96,992	89,311
Time	1,253,906	1,213,904	1,201,672

Total deposits	2,256,236	2,116,499	2,025,411

Accrued expenses and other liabilities	24,825	22,294	29,540
Federal funds purchased and repurchase agreements	70,775	77,214	40,801
Federal Home Loan Bank advances	278,795	290,394	278,024
Long-term debt	44,509	48,191	41,386

Total liabilities	2,675,140	2,554,592	2,415,162

Stockholders' equity (Note 4):
Preferred stock, $1 par value; $10 stated value; 10,000,000 shares authorized;172,600, 172,600 and 287,411 shares issued and outstanding	1,726	1,726	2,874
Common stock, $1 par value; 50,000,000 shares authorized; 21,805,924, 21,805,924 and 21,043,496 shares issued	21,806	21,806	21,043
Capital surplus	62,554	62,829	48,965
Retained earnings	114,729	108,371	91,057
Treasury stock; 405,580 and 294,948 shares, at cost	(7,907)	(5,749)	-
Accumulated other comprehensive income	3,795	5,682	4,996

Total stockholders' equity	196,703	194,665	168,935

Total liabilities and stockholders' equity	$2,871,843	$2,749,257	$2,584,097

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED COMMUNITY BANKS, INC.
Consolidated Statement of Changes in Stockholders' Equity
For the Three Months Ended March 31,

						Accumulated
						Other
	Preferred	Common	Capital	Retained	Treasury	Comprehensive
(in thousands)	Stock	Stock	Surplus	Earnings	Stock	Income (Loss)	Total

Balance, December 31, 2000	$ 2,874	$21,028	$48,872	$85,718	$-	$(104)	$158,388

Comprehensive income:
Net income				6,435			6,435
Other comprehensive income:
Unrealized holding gains on investment securities net of deferred tax expense and reclassification adjustment						5,100	5,100

Comprehensive income				6,435		5,100	11,535
Cash dividends declared ($.05 per share)				(1,053)			(1,053)
Exercise of stock options (issued 15,598 shares)		15	93				108
Dividends declared on preferred stock ($.15 per share)				(43)			(43)

Balance, March 31,2001	$ 2,874	$21,043	$48,965	$91,057	$-	$4,996	$168,935

Balance, December 31, 2001	$ 1,726	$21,806	$62,829	$108,371	$(5,749)	$5,682	$194,665

Comprehensive income:
Net income				7,720			7,720
Other comprehensive loss:
Unrealized holding losses on investment securities net of deferred tax expense and reclassification adjustment						(1,381)	(1,381)

Unrealized losses on derivative financial instruments qualifying as cash flow hedges net of deferred tax benefit						(506)	(506)

Comprehensive income (loss)				7,720		(1,887)	5,833
Cash dividends declared ($.0625 per share)				(1,336)			(1,336)
Exercise of stock options (23,288 shares)			(294)		454		160
Acquisition of treasury stock (146,390 shares)					(2,855)		(2,855)
Employee stock grant (12,470 shares)					243		243
Tax benefit from option exercises			19				19
Dividends declared on preferred stock ($.15 per share)				(26)			(26)

Balance, March 31,2002	$ 1,726	$21,806	$62,554	$114,729	$(7,907)	$3,795	$196,703

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED COMMUNITY BANKS, INC.
Consolidated Statement of Cash Flows
For the Three Months Ended March 31,

(in thousands)	2002	2001

	(Unaudited)	(Unaudited)
Operating activities:
Net income	$7,720	$6,435
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	1,884	1,337
Provision for loan losses	1,500	1,550
Gain on sale of securities available for sale	-	(175)
Employee stock grant	243	-
Changes in assets and liabilities:
Other assets and accrued interest receivable	777	(3,595)
Accrued expenses and other liabilities	3,448	6,022
Mortgage loans held for sale	5,720	(6,992)

Net cash provided by operating activities	21,292	4,582

Investing activities:
Proceeds from sales of securities available for sale	1,232	11,799
Proceeds from maturities and calls of securities available for sale	60,202	40,214
Purchases of securities available for sale	(36,337)	(19,302)
Net increase in loans	(146,947)	(25,667)
Purchases of premises and equipment	(3,958)	(1,793)
Proceeds from sale of other real estate	989	302

Net cash (used) provided by investing activities	(124,819)	5,553

Financing activities
Net change in deposits	139,737	29,546
Net change in federal funds purchased and repurchase agreements	(6,439)	(11,839)
Net change in notes payable and other borrowings	(3,682)	143
Proceeds from FHLB advances	48,600	97,000
Repayments of FHLB advances	(60,199)	(76,201)
Proceeds from exercise of stock options	160	108
Purchase of treasury stock	(2,855)	-
Cash dividends on common stock	(1,076)	(1,053)
Cash dividends on preferred stock	(26)	(43)

Net cash provided by financing activities	114,220	37,661

Net change in cash and cash equivalents	10,693	47,796

Cash and cash equivalents at beginning of period	123,027	102,293

Cash and cash equivalents at end of period	$133,720	$150,089

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$19,808	$29,937
Income taxes	612	778

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

United Community Banks, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 - Significant Accounting Policies

                The accounting and financial reporting policies of United Community Banks, Inc. (“United”) and its subsidiaries conform to generally accepted accounting principles and general banking industry practices.  The accompanying interim consolidated financial statements have not been audited.  All material intercompany balances and transactions have been eliminated.  A more detailed description of United’s accounting policies is included in the 2001 annual report filed on Form 10-K.

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

Note 2  - Earnings Per Share

                The following table sets forth the computation of basic and diluted earnings per share for three months ended March 31 (in thousands, except per share data).  All amounts have been restated to reflect the two for one stock split effective May 29, 2002, for shareholders of record May 15, 2002, that was announced on April 25, 2002.

	Three Months Ended
	March 31,

	2002	2001

Basic earnings per share:
Weighted average shares outstanding	21,407	21,033
Net income available to common shareholders	$7,694	$6,392
Basic earnings per share	$.36	$.30

Diluted earnings per share:
Weighted average shares outstanding	21,407	21,033
Net effect of the assumed exercise of stock options based on the treasury stock method using average market price for the period	376	268
Effect of conversion of subordinated debt	280	280

Total weighted average shares and common stock equivalents outstanding	22,063	21,581

Net income available to common shareholders	$7,694	$6,392
Income effect of conversion of subordinated debt, net of tax	28	52

Net income, adjusted for effect of conversion of subordinated debt, net of tax	7,722	6,444

Diluted earnings per share	$.35	$.30

Note 3 – Recent Developments

                On March 18, 2002, United began trading on The Nasdaq Stock Market under the symbol UCBI.  Previously, the stock was listed on the over-the-counter market on the Pink Sheets.

Note 4 – Subsequent Events

                On April 25, 2002, United announced a two-for-one stock split in the form of a 100% stock dividend effective May 29, 2002 for shareholders of record May 15, 2002.  All financial statements and per share amounts included in the financial statements and accompanying notes have been restated to reflect the change in the number of shares outstanding as of the beginning of the earliest period presented.

Note 5 – Reclassification

                Certain amounts for the comparative periods of 2001 have been reclassified to conform to the 2002 presentation.

Part I

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

                This Form 10-Q, contains forward-looking statements regarding United Community Banks, Inc., including, without limitation, statements relating to United’s expectations with respect to revenue, credit losses, levels of nonperforming assets, expenses, earnings and other measures of financial performance.  Words such as “may”, “could”, “would”, “should”, “believes”, “expects”, “anticipates”, “estimates”, “intends”, “plans”, “targets” or similar expressions are intended to identify forward-looking statements.  These forward-looking statements are not guarantees of future performance and involve certain risks and uncertainties that are subject to change based on various factors (many of which are beyond United’s control).  The following factors, among others, could cause United’s financial performance to differ materially from the expectations expressed in such forward-looking statements:  (1) business increases, productivity gains and other investments are lower than expected or do not occur as quickly as anticipated;  (2) competitive pressures among financial services companies increase significantly;  (3) the strength of the United States economy in general and/or the strength of the local economies of the states in which United conducts operations changes;  (4) trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, change;  (5) inflation, interest rates and/or market conditions fluctuate;  (6) conditions in the stock market, the public debt market and other capital markets deteriorate;  (7) United fails to develop competitive new products and services and/or new and existing customers do not accept these products and services;  (8) financial services laws and regulations change;  (9) technology changes and United fails to adapt to those changes;  (10) consumer spending and saving habits change;  (11) unanticipated regulatory or judicial proceedings occur; and (12) United is unsuccessful at managing the risks involved in the foregoing.  Additional information with respect to factors that may cause actual results to differ materially from those contemplated by such forward-looking statements may also be included in other reports that United files with the Securities and Exchange Commission.  United cautions that the foregoing list of factors is not exclusive and not to place undue reliance on forward-looking statements.  United does not intend to update any forward-looking statement, whether written or oral, relating to the matters discussed in this Form 10-Q.

Overview

                United is a bank holding company registered under the Bank Holding Company Act of 1956, and was incorporated under the laws of the state of Georgia in 1987 and commenced operations in 1988.  United’s activities are primarily conducted by its nine wholly-owned banking subsidiaries (which are collectively referred to as the “Banks” in this discussion) and Brintech, Inc. a consulting firm providing professional services to the financial services industry.

                At March 31, 2002, United had total consolidated assets of $2.9 billion, total loans of $2.2 billion, total deposits of $2.3 billion and stockholders’ equity of $197 million.

                On April 25, 2002, United announced a two-for-one stock split in the form of a 100% stock dividend effective May 29, 2002 for shareholders of record May 15, 2002.  All financial information and per share amounts included in Management’s Discussion and Analysis have been restated to reflect the change in the number of shares outstanding as of the beginning of the earliest period presented.

Results of Operations

                Net operating income was $7.7 million for the three months ended March 31, 2002, an increase of $1.3 million, or 20%, from the same period in 2001. Diluted earnings per share were $.35 for the three months ended March 31, 2002, compared with $.30 for the same period in 2001, an increase of 17%.  Return on average common stockholders’ equity for the first quarter of 2002 was 16.52%, compared with 16.31% for the first quarter of 2001.  Return on average assets for the three months ended March 31, 2002 was 1.12%, compared to 1.03% for the three months ended March 31, 2001.

Table 1 - Condensed Consolidated Operating Income Summary
For the Three Months Ended March 31,
(in thousands, taxable equivalent)

	Three Months Ended
	March 31,
			Change
	2002	2001	2002-2001

Interest revenue	$ 48,951	$ 55,015
Interest expense	19,690	29,124

Net interest revenue	29,261	25,891	13%
Provision for loan losses	1,500	1,550

Net interest revenue after provision for loan losses	27,761	24,341	14
Fee revenue	6,921	5,915	17

Total revenue	34,682	30,256	15
Operating expenses	22,373	19,998	12

Income before income taxes	12,309	10,258	20
Income tax expense	4,589	3,823	20

Net income	$ 7,720	$ 6,435	20

Net Interest Revenue (Taxable Equivalent)

                Net interest revenue (the difference between the interest earned on assets and the interest paid on deposits and liabilities) is the single largest component of United's total revenue.  United actively manages this revenue source to provide an optimal level of revenue while balancing interest rate, credit and liquidity risks.  Net interest revenue of $29.3 million was up 13% over last year.  This increase was driven by loan growth, and to a lesser extent, by net interest margin improvement.  Loans increased $339 million or 19% from March of last year.  This was due to a rise in demand starting late in the fourth quarter of 2001, adding seasoned commercial lenders in the metro Atlanta market and the merger with Peoples Bancorp, Inc. (“United Community Bank West Georgia”).  Of the $339 million increase in loans over last year, $205 million was across United’s markets in north Georgia.  The balance of the increase, $134 million was in the metro Atlanta market, including $62 million relating to the merger, as well as strong growth in the remainder of our metro Atlanta market.

                Average interest-earning assets increased $237 million, or 10%, over the balance at March 31, 2001, reflecting the growth in loans net of attrition in the investment securities portfolio.  The increase in interest-earning assets was almost completely funded by interest-bearing sources as the increase in interest-bearing liabilities was approximately $218 million over March 31, 2001.

                The banking industry uses two key ratios to measure relative profitability of net interest revenue.  The net interest rate spread measures the difference between the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities.  The interest rate spread eliminates the impact of non-interest-bearing deposits and gives a direct perspective on the effect of market interest rate movements.  The net interest margin is defined as net interest revenue as a percent of average total interest-earning assets and takes into account the positive impact of investing non interest-bearing deposits.

                For the three months ended March 31, 2002 and 2001, United’s net interest spread was 4.10% and 3.68%, respectively, while the net interest margin was 4.51% and 4.39%, respectively.   The 12 basis point increase in the net interest margin in first quarter 2002 was primarily attributed to management’s continued focus on improving net interest margin through a disciplined deposit and loan pricing strategy and a positive shift in interest-earning asset and interest-bearing liability mix.  During the first quarter of 2002, average loans represented 79% of interest-earning assets compared with 76% for the same period of 2001.

                The average cost of interest-bearing liabilities for the first quarter 2001 was 3.45%, a decrease of 219 basis points from first quarter 2001.  This was primarily due to lower rates paid on interest-bearing demand deposits and savings accounts and lower pricing on new and renewed time deposits spurred by the Federal Reserve Bank’s multiple rate decrease actions in 2001.  At March 31, 2002, core deposits, which include transaction accounts, savings accounts and non-brokered certificates of deposit less than $100,000, increased $86 million, or 5%, to $1.747 billion from a year ago.

              The following tables show the relationship between interest revenue and expense and the average balances of interest-earning  assets and interest-bearing liabilities for the three months ended March 31, 2002 and 2001.

Table 2 - Average Consolidated Balance Sheets and Net Interest Analysis
For the Three Months Ended March 31,
(In thousands, taxable equivalent)

	2002			2001

	Average		Avg.	Average		Avg.
	Balance	Interest	Rate	Balance	Interest	Rate

Assets:
Interest-earning assets:
Loans, net of unearned income (1)	$ 2,085,153	$ 41,325	8.04%	$ 1,813,368	$ 45,405	10.15%
Taxable investments (3)	400,794	5,946	5.93	439,159	7,604	6.93
Tax-exempt investments (1)	71,261	1,359	7.63	79,424	1,349	6.79
Federal funds sold and other interest-earning assets	67,442	321	1.90	55,637	657	4.72

Total interest-earning assets	2,624,650	48,951	7.55	2,387,588	55,015	9.32

Non-interest-earning assets:
Allowance for loan losses	(27,856)			(25,414)
Cash and due from banks	70,961			54,115
Premises and equipment	65,435			56,820
Other assets	73,385			64,732

Total assets	$ 2,806,575			$ 2,537,841

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits:
Transaction accounts	$ 560,056	$ 2,416	1.75	$ 420,117	$ 3,813	3.68
Savings deposits	96,030	132	0.56	86,340	533	2.50
Certificates of deposit	1,237,123	12,091	3.96	1,223,954	19,015	6.30

Total interest-bearing deposits	1,893,209	14,639	3.14	1,730,411	23,361	5.48

Federal Home Loan Bank advances	288,126	3,673	5.17	273,889	4,057	6.01
Long-term debt and other borrowings	130,056	1,378	4.30	89,085	1,706	7.77

Total borrowed funds	418,182	5,051	4.90	362,974	5,763	6.44

Total interest-bearing liabilities	2,311,391	19,690	3.45	2,093,385	29,124	5.64

Non-interest-bearing liabilities:
Non-interest-bearing deposits	276,636			257,446
Other liabilities	21,653			22,642

Total liabilities	2,609,680			2,373,473

Stockholders' equity	196,895			164,368

Total liabilities
and stockholders' equity	$ 2,806,575			$ 2,537,841

Net interest revenue		$ 29,261			$ 25,891

Net interest-rate spread			4.10%			3.68%

Net interest margin (2)			4.51%			4.39%

(1) Interest revenue on tax-exempt securities and loans has been increased to reflect comparable interest on taxable securities.
(2) Net interest margin is taxable equivalent net-interest revenue divided by average interest-earning assets.
(3) Securities available for sale are reported at amortized cost. Pretax unrealized gains of $5.6 million in 2002 and $7.8 million in 2001 are included in other assets for purposes of this presentation.

                The following table shows the relative impact on net interest revenue for changes in the average outstanding balances (volume) of interest-earning assets and interest-bearing liabilities and the rates earned and paid by United on such assets and liabilities.  Variances resulting from a combination of changes in rate and volume are allocated in proportion to the absolute dollar amounts of the change in each category.

Table 3 - Change in Interest Revenue and Expense on a Tax Equivalent Basis
(in thousands)

	For the Three Months Ended March 31,
	2002 Compared to 2001
	Increase (decrease)
	due to changes in

	Volume	Rate	Total

Interest-earning assets:
Loans	$ 3,997	$ (8,077)	$ (4,080)
Taxable investments	(604)	(1,054)	(1,658)
Tax-exempt investments	222	(212)	10
Federal funds sold and other interest revenue	45	(381)	(336)

Total interest-earning assets	3,660	(9,724)	(6,064)

Interest-bearing liabilities:
Transaction accounts	409	(1,806)	(1,397)
Savings deposits	12	(413)	(401)
Certificates of deposit	127	(7,051)	(6,924)

Total interest-bearing deposits	548	(9,270)	(8,722)
FHLB advances	169	(553)	(384)
Long-term debt and other borrowings	210	(538)	(328)

Total borrowed funds	379	(1,091)	(712)

Total interest-bearing liabilities	927	(10,361)	(9,434)

Increase in net interest revenue	$ 2,733	$ 637	$ 3,370

Provision for Loan Losses

                The provision for loan losses was at approximately the same level for the first quarters of 2002 and 2001, $1.5 and $1.6 million, respectively.  As a percentage of average outstanding loans, the first quarter’s provision for loan losses was .29% and ..34% for 2002 and 2001, respectively, on an annualized basis.  United continues to experience strong credit quality and a stable level of non-performing assets.  Net loan charge-offs as a percentage of average outstanding loans for the three months ended March 31, 2002 were .10% as compared with .25% for the same period in 2001.

                The provision for loan losses is based on management’s evaluation of inherent risks in the loan portfolio and the corresponding analysis of the allowance for loan losses.  Additional discussion on loan quality and the allowance for loan losses is included in the Asset Quality section of this report.

Fee Revenue

                Fee revenue for the first quarter of 2002, totaled $6.9 million, compared with $5.9 million for 2001.  Fee revenue was approximately 20% of total revenue, consistent with a year ago.  United is focused on increasing this percent through new products and services.  The following table presents the components of fee revenue for the first quarter of 2002 and 2001.

Table 4 - Fee Revenue
For the Three Months Ended March 31,
(in thousands, taxable equivalent)

	Three Months Ended
	March 31,
			Change
	2002	2001	2002-2001

Service charges and fees	$ 2,744	$ 2,340	17%
Mortgage loan and related fees	1,807	996	81
Consulting fees	991	1,341	(26)
Trust and brokerage fees	497	240	107
Securities gains, net	-	175	-
Other	882	823	7

Total	$ 6,921	$ 5,915	17

                A major contributor of fee revenue this quarter was mortgage loan and related fees of $1.8 million, up $800,000.  Mortgage loan demand continued to be strong in United’s markets during the first quarter of 2002 as mortgage rates remained low.  In the first quarter of 2002, United closed 574 loans with an aggregate principal amount of $67 million compared with 499 loans with an aggregate principal amount of $56 million in the first quarter of 2001.  Substantially all of these originated residential mortgages were sold into the secondary market, including the right to service these loans.

                Another factor in fee revenue growth was service charges on deposit accounts of $2.7 million, up $400,000, or 17%, over the first quarter of 2001.  The increase in service charges and fees was primarily due to growth in ATM fees, as well as an increase in the number of accounts, transaction activity and higher fees related to a new overdraft courtesy service that was introduced in the North Carolina markets during the first quarter of 2002.  This service was rolled out to other markets in April of 2002.

                Consulting fees for the quarter were $1.0 million, flat with the fourth quarter and down 26% from a year ago.  The events of September 11th slowed business dramatically for a good portion of the fourth quarter.  Late in the first quarter business started to show signs of a rebound.

                Trust and brokerage fees of $.5 million more than doubled from the amount reported in the first quarter of 2001.  Over the last two years, United has been building its brokerage business by recruiting brokers and offering brokerage services to its existing customer base.

Operating Expenses

                For the three months ended March 31, 2002, total operating expenses were $22.4 million, compared with $20.0 million for 2001. The following table presents the components of operating expenses for the three months ended March 31, 2002 and 2001.

Table 5 - Operating Expenses
For the Three Months Ended March 31,
(in thousands)

	Three Months Ended
	March 31,
			Change
	2002	2001	2002-2001

Salaries and employee benefits	$ 13,776	$ 11,825	16%
Occupancy	2,115	1,928	10
Communications and equipment	1,509	1,337	13
Postage, printing and supplies	1,001	924	8
Professional fees	818	890	(8)
Advertising and public relations	730	668	9
Amortization of intangibles	85	190	(55)
Other	2,339	2,236	5

Total	$ 22,373	$ 19,998	12

                Salaries and benefits for the first quarter of 2002 totaled $13.8 million, an increase of 16% over the same period in 2001.  United’s full-time equivalent staff increased to 1,070, up about 100 staff from the run rate of a year ago.  The head count growth was evenly divided between a merger, business development and infrastructure.  The merger with United Community Bank West Georgia added 33 staff.  Business development at various banks added 40 staff, including 14 lenders in the metro Atlanta market, plus three new branch locations and other customer support.  The holding company and operations added 30 staff, which included staff for two new processing centers and other support areas.  Other components of compensation included mortgage and brokerage commissions, up $260,000 due to volume increases, and other bonus expense, up $250,000 related to the gifting to employees of five shares of stock when United listed on Nasdaq.

                Occupancy expense was $2.1 million, up 10% compared to first quarter of 2001.  The increase was primarily due to lease payments, depreciation, property taxes and insurance on new facilities, including those added  through the merger with United Community Bank West Georgia.

                Communications and equipment expense of $1.5 million, which includes software-related expenses, data circuit costs, local phone service, long-distance service and cellular service, increased $.2 million, or 13% compared with the first quarter of 2001.  The increase was primarily due to the growth in customers and transactions, and software and related maintenance costs incurred in connection with automation projects.

                Amortization of intangibles of $85,000 decreased $105,000 from last year.  This decrease was due to implementation of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangibles” which discontinued amortization of existing goodwill effective January 1, 2002.

                The efficiency ratio measures total operating expenses as a percentage of total revenue, excluding the provision for loan losses and net securities gains and losses.   United’s efficiency ratio for the first quarter of 2002 was 61.83% as compared with 63.22% for the first quarter of 2001.  The improvement in the efficiency ratio is due to managements’ focus on controlling operating expenses and improving operating results.

Income Taxes

                Income taxes, excluding taxable equivalent adjustments, were $4.0 million in the first quarter of 2002, compared with $3.2 million in the first quarter of 2001.  The effective tax rates (as a percentage of pre-tax net income) for first quarter 2002 and 2001 were 34.0% and 33.5%, respectively.  These effective tax rates are lower than the statutory tax rate primarily due to interest revenue on certain investment securities and loans that are exempt from income taxes.  Additional information regarding income taxes can be found in Note 10 to the Consolidated Financial Statements filed with United’s 2001 Form 10-K.

Balance Sheet Review

                Total assets at March 31, 2002 were $2.872 billion, 4% higher than the $2.749 billion as of December 31, 2001 and 11% higher than the $2.584 billion as of March 31, 2001.  Average total assets for the first quarter of 2002 were $2.807 billion, up $269 million from averages in the first quarter of 2001.

Loans

                At March 31, 2002, total loans were $2.154 billion, an increase of $339 million, or 19% from March 31, 2001 and an increase of $146 million, or 7%, from December 31, 2001.  Average total loans for the first quarter of 2002 were $2.085 billion, an increase of $272 million, or 15% over first quarter of 2001.  Over the past five years, United has experienced strong loan growth in all markets, with particular strength in loans secured by real estate, both residential and non-residential.  Substantially all of United’s loans are to customers located in Georgia and North Carolina, the immediate market areas of the Banks.  This includes loan customers who have a seasonal residence in the Banks’ market areas.   After some softness in the first three quarters of 2001, loan demand began to pick up in the fourth quarter of 2001 and continued through the first quarter of 2002.  Most of the increase occurred in the commercial real estate and construction portfolios, although growth in residential real estate has also been strong.

Asset Quality and Risk Elements

                United manages asset quality and controls credit risk through diversification of the loan portfolio and the application of policies designed to promote sound underwriting and loan monitoring practices.  United's loan administration function is charged with monitoring asset quality, establishing credit policies and procedures and enforcing the consistent application of these policies and procedures at all of the Banks.  Additional information on United’s loan administration function is included in Item 1 under the heading Loan Review and Non-performing Assets in United’s Annual Report on Form 10-K.

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

                The following table presents a summary of changes in the allowance for loan losses for the three months ended March 31, 2002 and 2001.

Table 6 - Summary of Loan Loss Experience
For the Three Months Ended March 31,
(in thousands)

	Three Months Ended
	March 31,

	2002	2001

Balance beginning of period	$ 27,124	$ 24,698
Loans charged-off	(848)	(1,405)
Recoveries	358	290

Net charge-offs	(490)	(1,115)
Provision for loan losses	1,500	1,550

Balance end of period	$ 28,134	$ 25,133

Total loans:
At period end	$ 2,153,743	$ 1,814,981
Average	2,085,153	1,813,368
As a percentage of average loans:
Net charge-offs	.10%	.25%
Provision for loan losses	.29	.34
Allowance as a percentage of period end loans	1.31	1.38
Allowance as a percentage of non-performing loans	346	389

                Management believes that the allowance for loan losses at March 31, 2002 is adequate to absorb losses inherent in the loan portfolio.  This assessment involves uncertainty and judgment; therefore, the adequacy of the allowance for loan losses cannot be determined with precision and may be subject to change in future periods.  In addition, bank regulatory authorities, as part of their periodic examination of the Banks, may require additional charges to the provision for loan losses in future periods if the results of their review warrant such additions.

Non-performing Assets

                Non-performing loans, which include non-accrual loans and accruing loans past due over 90 days, totaled $8.1 million at March 31, 2002, compared with $8.6 million at December 31, 2001 and $6.5 million at March 31, 2001.  One of two lending relationships with balances greater than $1 million that were added to the list of non-accrual loans during 2001 was repaid in full in the first quarter.  There is no concentration of non-performing loans attributable to any specific industry.  At March 31, 2002, the ratio of non-performing loans to total loans was .38%, compared with .43% at December 31, 2001and .36% at March 31, 2001.  Non-performing assets, which include non-performing loans and foreclosed real estate, totaled $9.1 million at March 31, 2002, compared with $9.7 million at December 31, 2001 and $9.0 million at March 31, 2001.

                United’s policy is to place loans on non-accrual status when, in the opinion of management, the principal and interest on a loan is not likely to be repaid in accordance with the loan terms or when the loan becomes 90 days past due and is not well secured and in the process of collection.   When a loan is placed on non-accrual status, interest previously accrued but not collected is reversed against current interest revenue.  Depending on management’s evaluation of the borrower and loan collateral, interest revenue on a non-accrual loan may be recognized on a cash basis as payments are received.  Loans made by the Banks to facilitate the sale of other real estate are made on terms comparable to loans of similar risk.

                There were no commitments to lend additional funds to customers whose loans were on non-accrual status at March 31, 2002.  The table below summarizes United's non-performing assets.

Table 7 - Non-Performing Assets
(in thousands)

	March 31,	December 31,	March 31,
	2002	2001	2001

Non-accrual loans	$ 8,078	$ 8,610	$ 6,187
Loans past due 90 days or more and still accruing	57	-	279

Total non-performing loans	8,135	8,610	6,466
Other real estate owned	995	1,060	2,485

Total non-performing assets	$ 9,130	$ 9,670	$ 8,951

Total non-performing loans as a percentage of total loans	.38%	.43%	.36%

Total non-performing assets as a percentage of total assets	.32	.35	.35

                At March 31, 2002, United had $15.5 million of loans that were not classified as non-performing but for which known information about the borrowers’ financial condition caused management to have concern about the ability of the borrowers to comply with the repayment terms of the loans.  These loans were identified through the loan review process described in the Asset Quality and Risk Elements section of this discussion above that provides for assignment of a risk rating based on a ten-grade scale to all commercial and commercial real estate loans.  Based on the evaluation of current market conditions, loan collateral, other secondary sources of repayment and cash flow generation, management does not anticipate any significant losses related to these loans.  These loans are subject to continuing management attention and are considered in the determination of the allowance for loan losses.

Investment Securities

                The composition of the investment securities portfolio reflects United's investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of income. The investment securities portfolio also provides a balance to interest rate risk and credit risk in other categories of the balance sheet while providing a vehicle for the investment of available funds, furnishing liquidity, and supplying securities to pledge as required collateral for certain deposits.

                Total average investment securities decreased 9% from first quarter of 2001 primarily due to accelerated prepayment of mortgages underlying mortgage-backed securities, brought on by the current lower rate environment, as well as other scheduled maturities.  Most of the runoff was not immediately replaced by new securities due to the unattractive yields currently available.

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

Deposits

                Total deposits at March 31, 2002 were $2.256 billion, an increase of $231 million from March 31, 2001.  Total non-interest-bearing demand deposit accounts increased $13 million and interest-bearing demand accounts increased $157 million from the first quarter of 2001.  Total time deposits as of March 31, 2002 were approximately $1.254 billion, an increase of $52 million from the first quarter 2001.

                Time deposits of $100,000 and greater totaled $368 million at March 31, 2002, compared with $304 million at March 31, 2001. During 1999, United began to utilize “brokered” time deposits, issued in certificates of less than $100,000, as an alternative source of cost-effective funding.   Brokered time deposits outstanding at March 31, 2002 and March 31, 2001 were $141 and $61 million, respectively.

Wholesale Funding

                At March 31, 2002, all of the Banks were shareholders in the Federal Home Loan Bank of Atlanta. Through this affiliation, secured advances totaling $279 million were outstanding at rates competitive with time deposits of like maturities.  United anticipates continued utilization of this short and long term source of funds to minimize interest rate risk.  The FHLB advances outstanding at March 31, 2002 had both fixed and floating interest rates ranging from 1.90% to 7.81%.  Approximately 20% of the FHLB advances mature prior to December 31, 2002.  Additional information regarding FHLB advances, including scheduled maturities, is provided in Note 8 to the consolidated financial statements filed with United’s 2001 Form 10-K.

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

                One of the tools management utilizes to estimate the sensitivity of net interest revenue to changes in interest rates is an interest rate simulation model.  Such estimates are based upon a number of assumptions for each scenario, including the level of balance sheet growth, deposit repricing characteristics and the rate of prepayments.  The simulation model measures the potential change in net interest revenue over a twelve-month period under six interest rate scenarios.  The first scenario assumes rates remain flat (“flat rate scenario”) over the next twelve months and is the scenario that all others are compared to in order to measure the change in net interest revenue.  The second scenario is a most likely scenario that projects the most likely change in rates over the next twelve months based on the slope of the yield curve.  United runs shock scenarios assuming an immediate change interest rates up and down 300 basis points and ramp scenarios that assume gradual increases and decreases of 300 basis points each over the next twelve months.  United’s policy for net interest revenue simulation is limited to a change from the flat rate scenario of less than 15% for the up or down 300 basis point ramp scenarios over twelve months.  At March 31, 2002, United’s simulation model indicated that a 300 basis point increase in rates over the next twelve months would cause an approximate 5% increase in net interest revenue and a 300 basis point decrease in rates over the next twelve months would cause an approximate 6% decrease in net interest revenue.

                                In order to assist in achieving a desired level of interest rate sensitivity, United has entered into off-balance sheet contracts that are considered derivative financial instruments during 2002 and 2001. Derivative financial instruments can be a cost and capital effective means of modifying the repricing characteristics of on-balance sheet assets and liabilities.  These contracts involve interest rate swaps under which United pays a variable rate and receives a fixed rate.

The following table presents United’s interest rate swap contracts outstanding at March 31, 2002.

Table 8 - Interest Rate Swap Contracts
As of March 31, 2002
(in thousands)

	Notional	Rate	Rate	Fair
Type/Maturity	Amount	Received	Paid (1)	Value

Fair Value Contracts
June 7, 2002	$ 10,000	9.05%	4.75%	$ 71
June 14, 2002	10,000	9.12	4.75	80
June 24, 2002	10,000	8.80	4.75	91
June 24, 2002	10,000	9.09	4.75	98
July 29, 2002	25,000	9.04	4.75	305
August 10, 2002	10,000	9.60	4.75	167
January 2, 2003	15,000	7.21	4.75	10

Total Fair Value Contracts	$ 90,000	8.79%	4.75	$ 822

Cash Flow Contracts
March 24, 2003	$ 25,000	7.80%	4.75%	$ 445
June 18, 2003	25,000	7.85	4.75	462
January 2, 2004	20,000	6.35	4.75	(76)
September 19, 2004	5,000	7.01	4.75	(39)
November 22, 2004	15,000	7.00	4.75	130
August 29, 2006	10,000	8.32	4.75	(8)
September 5, 2006	5,000	8.16	4.75	(31)
September 6, 2006	5,000	8.35	4.75	5
September 24, 2011	10,000	8.61	4.75	(414)
September 28, 2011	10,000	8.60	4.75	(276)

Total Cash Flow Contracts	$ 130,000	7.66%	4.75%	$ 198

Total/weighted average	$ 220,000	8.12%	4.75%	$ 1,020

(1) Based on prime rate at March 31, 2002

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

                The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and the maturities and sales of securities.  Mortgage loans held for sale totaled $10.8 million at March 31, 2002, and typically turn over every 45 days as the closed loans are sold to investors in the secondary market. Other short-term investments such as federal funds sold are additional sources of liquidity.

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

                As disclosed in United's consolidated statements of cash flows, net cash provided by operating activities was $21.3 million for the three months ended March 31, 2002.  The major sources of cash provided by operating activities are net income plus a decrease in mortgage loans held for sale caused by moderate slowing in refinancing activity. Net cash used by investing activities of $124.8 million consisted primarily of a net increase in loans and purchases of securities totaling $146.9 million and $36.3 million, respectively, net of proceeds from maturities and calls of securities of $60.2 million.   Net cash provided by financing activities consisted primarily of a $139.7 million increase in deposits, partially offset by a net decrease in federal funds and repurchase agreements of $6.4 million, a net decrease in notes payable and other borrowings of $3.7 million, cash paid to purchase treasury stock of $2.9 million and cash dividends payments of $1.1 million.  In the opinion of management, United's liquidity position at March 31, 2002, is sufficient to meet its expected cash flow requirements.

Capital Resources and Dividends

                Stockholders' equity at March 31, 2002 was $196.7 million, an increase of $27.8 million from March 31, 2001.  Accumulated other comprehensive income (loss) is not included in the calculation of regulatory capital adequacy ratios.  Excluding the change in the accumulated other comprehensive gain, stockholders’ equity increased by 18% from March 31, 2001. Dividends of $1.4 million, or $.0625 per share, were declared on common stock during the first quarter of 2002, an increase of 25% per share from the amount declared in the first quarter of 2001. The dividend payout ratio for the first quarter of both 2002 and 2001 was 17%.  United has historically retained the majority of its earnings in order to provide a cost effective source of capital for continued growth and expansion.  However, in recognition that cash dividends are an important component of shareholder value, management has instituted a dividend program that provides for increased cash dividends when earnings and capital levels permit.

                On July 18, 2001, United’s Board of Directors authorized the repurchase of up to 600,000 shares of the Company’s common stock through the end of 2002 for general corporate purposes.  On December 19, 2001, the Board of Directors increased the authorization to 1,000,000 shares.  Through March 31, 2002, United repurchased a total of 441,338 shares under this authorization.

                On March 18, 2002, United began trading on The Nasdaq Stock Market under the symbol UCBI.  Previously, the stock was listed on the over-the-counter market on the Pink Sheets.  For periods prior to March 18, 2002, relevant information is not available regarding the period ending, high and low prices of United’s common stock.  For the period from March 18 through March 31, 2002, the high and low trading prices for United’s common stock were $28.60 and $20.50 respectively, and the closing price for the period was $28.62.

                The following table presents the cash dividends declared in the first quarter of 2002 and all quarters of 2001 and the respective payout ratios as a percentage of net income.

Table 9 - Dividend Payout Information
(All prior period amounts have been restated to reflect the 2 for 1 stock split announced April 25, 2002)

	2002		2001

	Dividend	Payout %	Dividend	Payout %

First quarter	$ .0625	17	$ .05	16
Second quarter			.05	15
Third quarter			.05	15
Fourth quarter			.05	14

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

                The following table shows United’s capital ratios, as calculated under regulatory guidelines, at March 31, 2002 and March 31, 2001.

Table 10 - Capital Ratios
(in thousands)

	2002		2001

	Actual	Regulatory	Actual	Regulatory
	Amount	Minimum	Amount	Minimum

Tier I Leverage:
Amount	$ 215,903	$ 83,807	$ 191,463	$ 75,210
Ratio	7.7%	3.0%	7.6%	3.0%

Tier I Risk Based:
Amount	$ 215,903	$ 85,843	$ 191,463	$ 72,619
Ratio	10.1%	4.0%	10.5%	4.0%

Total Risk Based:
Amount	$ 242,294	$ 171,686	$ 217,438	$ 145,238
Ratio	11.3%	8.0%	12.0%	8.0%

                United's Tier I capital, which excludes other comprehensive income, consists of stockholders' equity and qualifying capital securities less goodwill and deposit-based intangibles, totaled to $216 million at March 31, 2002.  Tier II capital components include supplemental capital components such as a qualifying allowance for loan losses and qualifying subordinated debt.  Tier I capital plus Tier II capital components is referred to as Total Risk-based Capital and was $242 million at March 31, 2002. The capital ratios, as calculated under the guidelines, were 10.1% and 11.3% for Tier I and Total Risk-based Capital, respectively, at March 31, 2002.

                A minimum leverage ratio is required in addition to the risk-based capital standards and is defined as Tier I capital divided by average assets adjusted for goodwill and deposit-based intangibles.  Although a minimum leverage ratio of 3% is required for the highest-rated bank holding companies which are not undertaking significant expansion programs, the Federal Reserve Board requires a bank holding company to maintain a leverage ratio greater than 3% if it is experiencing or anticipating significant growth or is operating with less than well-diversified risks in the opinion of the Federal Reserve Board.  The Federal Reserve Board uses the leverage and risk-based capital ratios to assess capital adequacy of banks and bank holding companies.  United's leverage ratios at March 31, 2002 and March 31, 2001 were 7.7% and 7.6%, respectively.

                The capital ratios of United and the Banks currently exceed the minimum ratios required in 2002 as defined by federal regulators.  United monitors these ratios to ensure that United and the Banks remain above regulatory minimum guidelines.

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

Part I

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

                There have been no material changes in United’s quantitative and qualitative disclosures about market risk as of March 31, 2002 from that presented in United’s Annual Report on Form 10-K for the year ended December 31, 2001.

Part II.  Other Information

Item 1.    Legal Proceedings – None

Item 2.    Changes in Securities – None

Item 3.    Defaults upon Senior Securities – None

Item 4.    Submission of Matters to a Vote of Securities Holders – None

Item 5.    Other Information – None

Item 6.    Exhibits and Reports on Form 8-K

               (a)     Exhibits

10.12	Executive Revenue Neutral Retirement Agreement dated March 13, 2000, by and between United Community Banks, Inc. and Jimmy C. Tallent.

10.13

First Amendment to the United Community Banks, Inc. Executive Revenue Neutral Retirement Agreement dated March 13, 2000, for Jimmy C. Tallent dated June 6, 2000, by and between United Community Banks, Inc. and Jimmy C. Tallent.

10.14	Split Dollar Agreement dated March 13, 2000, by and between Towns County Bank and Jimmy C. Tallent.

10.15	Split Dollar Agreement dated March 13, 2000, by and between Carolina Community Bank and Jimmy C. Tallent.

10.16	Executive Revenue Neutral Retirement Agreement dated August 2, 1999, by and between Peoples Bank of Fannin County and Thomas C. Gilliland.

10.17

First Amendment to the Peoples Bank of Fannin County Executive Revenue Neutral Retirement Agreement dated August 2, 1999, for Thomas C. Gilliland dated June 6, 2000, by and between Peoples Bank of Fannin County and Thomas C. Gilliland.

10.18	Split Dollar Agreement dated March 2, 2000, by and between Peoples Bank of Fannin County and Thomas C. Gilliland.

               (b)     Reports on Form 8-K

A current report on Form 8-K dated March 19, 2002, was filed with the Securities and Exchange Commission publishing materials presented by Jimmy C. Tallent, President and Chief Executive Officer and Rex S. Schuette, Executive Vice President and Chief Financial Officer on March 19, 2002 to stock analysts in New York, NY.

Signatures

                Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED COMMUNITY BANKS, INC. By: /s/ Jimmy C. Tallent Jimmy C. Tallent President and Chief Executive Officer (Principal Executive Officer) Date: May 10, 2002

By /s/ Rex S. Schuette Rex S. Schuette Executive Vice President and Chief Financial Officer (Principal Financial Officer) Date: May 10, 2002

EXHIBIT INDEX

10.12	Executive Revenue Neutral Retirement Agreement dated March 13, 2000, by and between United Community Banks, Inc. and Jimmy C. Tallent.

10.13

First Amendment to the United Community Banks, Inc. Executive Revenue Neutral Retirement Agreement dated March 13, 2000, for Jimmy C. Tallent dated June 6, 2000, by and between United Community Banks, Inc. and Jimmy C. Tallent.

10.14	Split Dollar Agreement dated March 13, 2000, by and between Towns County Bank and Jimmy C. Tallent.

10.15	Split Dollar Agreement dated March 13, 2000, by and between Carolina Community Bank and Jimmy C. Tallent.

10.16	Executive Revenue Neutral Retirement Agreement dated August 2, 1999, by and between Peoples Bank of Fannin County and Thomas C. Gilliland.

10.17

First Amendment to the Peoples Bank of Fannin County Executive Revenue Neutral Retirement Agreement dated August 2, 1999, for Thomas C. Gilliland dated June 6, 2000, by and between Peoples Bank of Fannin County and Thomas C. Gilliland.

10.18	Split Dollar Agreement dated March 2, 2000, by and between Peoples Bank of Fannin County and Thomas C. Gilliland.