Form 10-Q
period 2002-06-30
UNITED COMMUNITY BANKS INC
filed 2002-08-14
CIK 857855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
  OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

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

YES ☑    NO ☐

Common stock, par value $1 per share: 21,414,158 shares
outstanding as of  June 30, 2002

Part I – FINANCIAL INFORMATION
 Item 1 – Financial Statements

UNITED COMMUNITY BANKS, INC.
Consolidated Statement of Income
For the Three and Six Months Ended June 30, 2002 and 2001

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(in thousands, except per share data)	2002	2001	2002	2001

Interest revenue:	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest and fees on loans	$42,235	$45,028	$83,634	$90,399
Interest on federal funds sold and deposits in banks	183	516	351	1,075
Interest on investment securities:
Taxable	5,495	6,773	11,441	14,377
Tax-exempt	814	903	1,640	1,802

Total interest revenue	48,727	53,220	97,066	107,653

Interest expense:
Interest on deposits:
Demand	2,980	3,493	5,396	7,306
Savings	132	409	264	942
Time	10,961	17,172	23,052	36,187
Other borrowings	4,688	5,367	9,739	11,130

Total interest expense	18,761	26,441	38,451	55,565

Net interest revenue	29,966	26,779	58,615	52,088
Provision for loan losses	1,800	1,500	3,300	3,050

Net interest revenue after provision for loan losses	28,166	25,279	55,315	49,038

Fee revenue:
Service charges and fees	3,481	2,587	6,225	4,927
Mortgage loan and related fees	1,436	1,319	3,243	2,315
Consulting fees	1,174	1,279	2,165	2,620
Trust and Brokerage fees	492	324	989	564
Securities gains, net	-	17	-	192
Other	719	821	1,601	1,644

Total fee revenue	7,302	6,347	14,223	12,262

Total revenue	35,468	31,626	69,538	61,300

Operating expenses:
Salaries and employee benefits	14,658	12,505	28,434	24,330
Occupancy	2,061	2,017	4,176	3,945
Communications and equipment	1,514	1,553	3,023	2,890
Postage, printing and supplies	965	1,048	1,966	1,972
Professional fees	922	1,104	1,740	1,994
Advertising and public relations	989	731	1,719	1,399
Amortization of intangibles	85	190	170	380
Other	2,001	2,088	4,340	4,324

Total operating expenses	23,195	21,236	45,568	41,234

Income before income taxes	12,273	10,390	23,970	20,066
Income taxes	4,174	3,455	8,151	6,696

Net income	$8,099	$6,935	$15,819	$13,370

Net income available to common shareholders	$8,073	$6,909	$15,767	$13,301

Earnings per common share:
Basic	$.38	$.33	$.74	$.63
Diluted	.36	.32	.71	.62
Average common shares outstanding:
Basic	21,407	21,070	21,407	21,052
Diluted	22,383	21,634	22,224	21,623

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED COMMUNITY BANKS, INC.
Consolidated Balance Sheet
For the period ended

	June 30,	December 31,	June 30,
($ in thousands)	2002	2001	2001

ASSETS	(Unaudited)	(Audited)	(Unaudited)

Cash and due from banks	$86,103	$87,299	$74,038
Interest-bearing deposits in banks	64,442	17,604	29,550
Federal funds sold	27,635	18,124	24,075

Cash and cash equivalents	178,180	123,027	127,663

Securities available for sale	452,470	494,274	471,333
Mortgage loans held for sale	8,742	16,538	13,602
Loans, net of unearned income	2,269,973	2,007,990	1,858,336
Less - allowance for loan losses	29,190	27,124	25,651

Loans, net	2,240,783	1,980,866	1,832,685

Premises and equipment, net	68,454	64,066	57,963
Accrued interest receivable	22,317	22,544	24,344
Other assets	43,662	47,942	40,637

Total assets	$3,014,608	$2,749,257	$2,568,227

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Demand	$323,854	$278,995	$294,953
Interest-bearing demand	655,015	526,608	452,500
Savings	99,417	96,992	92,234
Time	1,262,090	1,213,904	1,153,255

Total deposits	2,340,376	2,116,499	1,992,942

Accrued expenses and other liabilities	19,595	22,294	25,760
Federal funds purchased and repurchase agreements	48,843	77,214	57,175
Federal Home Loan Bank advances	335,859	290,394	271,619
Long-term debt and other borrowings	60,348	48,191	46,417

Total liabilities	2,805,021	2,554,592	2,393,913

Stockholders' equity:
Preferred stock, $1 par value; $10 stated value; 10,000,000
shares authorized; 172,600 shares issued and outstanding	1,726	1,726	1,726
Common stock, $1 par value; 50,000,000 shares authorized;
21,805,924, 21,805,924 and 21,089,672 shares issued	21,806	21,806	21,090
Capital surplus	62,510	62,829	49,384
Retained earnings	121,467	108,371	96,913
Treasury stock; 391,766 and 294,948 shares, at cost	(7,637)	(5,749)	-
Accumulated other comprehensive income	9,715	5,682	5,201

Total stockholders' equity	209,587	194,665	174,314

Total liabilities and stockholders' equity	$3,014,608	$2,749,257	$2,568,227

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED COMMUNITY BANKS, INC.
Consolidated Statement of Changes in Stockholders' Equity
For the Six Months Ended June 30, Six Months Ended June 30,

						Accumulated
						Other
	Preferred	Common	Capital	Retained	Treasury	Comprehensive
(in thousands)	Stock	Stock	Surplus	Earnings	Stock	Income (Loss)	Total

Balance, December 31, 2000	$ 2,874	$21,028	$48,872	$85,718	$-	$(104)	$158,388

Comprehensive income:
Net income				13,370			13,370
Other comprehensive income:
Unrealized holding gains on investment securities net of deferred tax expense and reclassification adjustment						5,162	5,162

Unrealized gains on derivative financial instruments qualifying as cash flow hedges net of deferred tax expense						143	143

Comprehensive income				13,370		5,305	18,675
Cash dividends declared ($.10 per share)				(2,106)			(2,106)
Exercise of stock options (issued 61,774 shares)		62	512				574
Preferred stock retired (114,810 shares)	(1,148)						(1,148)
Dividends declared on preferred stock ($.30 per share)				(69)			(69)

Balance, June 30,2001	$ 1,726	$21,090	$49,384	$96,913	$-	$5,201	$174,314

Balance, December 31, 2001	$ 1,726	$21,806	$62,829	$108,371	$(5,749)	$5,682	$194,665

Comprehensive income:
Net income				15,819			15,819
Other comprehensive:
Unrealized holding losses on investment securities net of deferred tax expense and reclassification adjustment						3,207	3,207

Unrealized gains on derivative financial instruments qualifying as cash flow hedges net of deferred tax expense						826	826

Comprehensive income				15,819		4,033	19,852
Cash dividends declared ($.125 per share)				(2,671)			(2,671)
Exercise of stock options (37,102 shares)			(338)		724		386
Acquisition of treasury stock (146,390 shares)					(2,855)		(2,855)
Employee stock grant (12,470 shares)					243		243
Tax benefit from option exercises			19				19
Dividends declared on preferred stock ($.30 per share)				(52)			(52)

Balance, June 30,2002	$ 1,726	$21,806	$62,510	$121,467	$(7,637)	$9,715	$209,587

* Comprehensive income for the second quarter of 2002 and 2001 was $5,920 and $205, respectively.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED COMMUNITY BANKS, INC.
Consolidated Statement of Cash Flows
For the Six Months Ended June 30,

(in thousands)	2002	2001

Operating activities:	(Unaudited)	(Unaudited)
Net income	$15,819	$13,370
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	3,834	2,815
Provision for loan losses	3,300	3,050
Gain on sale of securities available for sale	-	(192)
Employee stock grant	243	-
Changes in assets and liabilities:
Other assets and accrued interest receivable	(380)	(1,290)
Accrued expenses and other liabilities	294	(563)
Mortgage loans held for sale	7,796	(7,477)

Net cash provided by operating activities	30,906	9,713

Investing activities:
Proceeds from sales of securities available for sale	100	13,795
Proceeds from maturities and calls of securities available for sale	100,445	76,636
Purchases of securities available for sale	(54,500)	(21,256)
Net increase in loans	(263,884)	(69,598)
Purchases of premises and equipment	(7,480)	(3,736)
Proceeds from sale of other real estate	1,371	1,211

Net cash used by investing activities	(223,948)	(2,948)

Financing activities
Net change in deposits	223,877	(2,923)
Net change in federal funds purchased and repurchase agreements	(28,371)	4,535
Net change in notes payable and other borrowings	12,157	5,348
Proceeds from FHLB advances	182,999	103,000
Repayments of FHLB advances	(137,534)	(88,606)
Proceeds from exercise of stock options	386	575
Retirement of preferred stock	-	(1,148)
Purchase of treasury stock	(2,855)	-
Cash dividends on common stock	(2,412)	(2,107)
Cash dividends on preferred stock	(52)	(69)

Net cash provided by financing activities	248,195	18,605

Net change in cash and cash equivalents	55,153	25,370

Cash and cash equivalents at beginning of period	123,027	102,293

Cash and cash equivalents at end of period	$178,180	$127,663

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$39,589	$57,241
Income taxes	9,241	3,583

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

United Community Banks, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 - Significant Accounting Policies

The accounting and financial reporting policies of United Community Banks, Inc. (“United”) and its subsidiaries conform to accounting principles generally accepted in the United States of America and general banking industry practices.  The accompanying interim consolidated financial statements have not been audited.  All material intercompany balances and transactions have been eliminated.  A more detailed description of United’s accounting policies is included in the 2001 annual report filed on Form 10-K.

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

Note 2  - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30 (in thousands, except per share data).  All amounts have been restated to reflect the two for one stock split effective May 29, 2002, for shareholders of record May 15, 2002, that was announced on April 25, 2002.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Basic earnings per share:
Weighted average shares outstanding	21,407	21,070	21,407	21,052
Net income available to common shareholders	$8,073	$6,909	$15,767	$13,301
Basic earnings per share	$.38	$.33	$.74	$.63

Diluted earnings per share:
Weighted average shares outstanding	21,407	21,070	21,407	21,052
Net effect of the assumed exercise of stock options based on the
treasury stock method using average market price for the period	696	284	537	291
Effect of conversion of subordinated debt	280	280	280	280

Total weighted average shares and common stock equivalents
outstanding	22,383	21,634	22,224	21,623

Net income available to common shareholders	$8,073	$6,909	$15,767	$13,301
Income effect of conversion of subordinated debt, net of tax	29	45	57	97

Net income, adjusted for effect of conversion of subordinated
debt, net of tax	8,102	6,954	15,824	13,398

Diluted earnings per share	$.36	$.32	$.71	$.62

Note 3 – Stock Split

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

Note 4 – Reclassification

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

At June 30, 2002, United had total consolidated assets of $3.0 billion, total loans of $2.3 billion, total deposits of $2.3 billion and stockholders’ equity of $210 million.

On April 25, 2002, United announced a two-for-one stock split in the form of a 100% stock dividend effective May 29, 2002 for shareholders of record May 15, 2002.  All financial information and per share amounts included in Management’s Discussion and Analysis have been restated to reflect the change in the number of shares outstanding as of the beginning of the earliest period presented.

Critical Accounting Policies

The accounting and reporting policies of United Community Banks, Inc. and its subsidiaries are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry.  The more critical accounting and reporting policies include United’s accounting for securities, loans and the allowance for loan losses.  In particular, United’s accounting policies relating to the allowance for loan losses involve the use of estimates and require significant judgments to be made by management.  Different assumptions in the application of these policies could result in material changes in United’s consolidated financial position or consolidated results of operations.  See “Asset Quality and Risk Elements” herein for a complete discussion of United’s accounting methodologies related to the allowance.  Please also refer to Note 1 in the “Notes to Consolidated Financials Statements” for details regarding all of United’s critical and significant accounting policies.

Results of Operations

Table 1 – Financial Highlights

For the Three and Six Months Ended June 30, 2002

	2002		2001			Second
						Quarter
(in thousands, except per share	Second	First	Fourth	Third	Second	2002-2001
data; taxable equivalent)	Quarter	Quarter	Quarter	Quarter	Quarter	Changes

OPERATING INCOME	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
SUMMARY (1)
Interest revenue	$ 49,326	$ 48,951	$ 49,914	$ 51,312	$ 53,795
Interest expense	18,761	19,690	21,182	24,125	26,441

Net interest revenue	30,565	29,261	28,732	27,187	27,354	12%
Provision for loan losses	1,800	1,500	1,450	1,500	1,500
Total fee revenue	7,302	6,921	6,898	6,107	6,347	15

Total revenue	36,067	34,682	34,180	31,794	32,201	12
Operating expenses	23,195	22,373	22,163	20,509	21,236	9

Income before taxes	12,872	12,309	12,017	11,285	10,965	17
Income taxes	4,773	4,589	4,312	4,045	4,030

Net income	$ 8,099	$ 7,720	$ 7,705	$ 7,240	$ 6,935	17

PER COMMON SHARE (1)
Basic	$ .38	$ .36	$ .36	$ .34	$ .33	15
Diluted	.36	.35	.35	.33	.32	13
Cash dividends declared	.0625	.0625	.05	.05	.05	26
Book value	9.71	9.11	8.97	8.67	8.18	19

KEY PERFORMANCE
RATIOS (1)
Return on common equity (3)	16.67%	16.52%	16.93%	16.77%	16.85%
Return on average assets	1.12	1.12	1.14	1.12	1.09
Efficiency ratio	61.25	61.83	62.19	61.65	63.04
Net interest margin	4.51	4.51	4.59	4.51	4.57
Dividend payout ratio	16.45	17.36	13.89	14.71	15.15
Average equity to average
assets	6.95	7.02	7.11	6.96	6.68

ASSET QUALITY
Allowance for loan losses	$ 29,190	$ 28,134	$ 27,124	$ 26,427	$ 25,651
Non-performing assets	9,221	9,130	9,670	9,176	8,770
Net charge-offs	745	490	1,757	724	982
Allowance for loan losses
to loans	1.29%	1.31%	1.35%	1.44%	1.38%
Non-performing assets to
total assets	.31	.32	.35	.36	.34
Net charge-offs to average
loans	.14	.10	.36	.16	.22

AVERAGE BALANCES
Loans	$ 2,211,980	$ 2,085,153	$ 1,930,400	$ 1,844,934	$ 1,830,004	21
Earning assets (2)	2,717,074	2,624,650	2,491,762	2,399,920	2,396,115
Total assets	2,911,514	2,806,575	2,673,769	2,571,098	2,557,110	13
Deposits	2,286,231	2,169,845	2,061,461	1,997,273	1,993,164	14
Stockholders’ equity	202,319	196,895	190,008	179,041	170,846	15
Common shares outstanding:						18
Basic	21,407	21,407	21,276	21,090	21,070	2
Diluted	22,383	22,063	21,893	21,662	21,634	3

AT PERIOD END
Loans	$ 2,269,973	$ 2,153,743	$ 2,007,990	$ 1,836,188	$ 1,858,336	22
Earning assets	2,823,262	2,680,066	2,554,530	2,395,230	2,399,264	18
Total assets	3,014,608	2,871,843	2,749,257	2,561,368	2,568,227	17
Deposits	2,340,376	2,256,236	2,116,499	1,999,375	1,992,942	17
Stockholders’ equity	209,587	196,703	194,665	184,646	174,314	20
Common shares outstanding	21,414	21,400	21,511	21,090	21,090	2

REPORTED RESULTS
Net income	$ 8,099	$ 7,720	$ 6,621	$ 7,240	$ 6,935	17
Earnings per share:
Basic	.38	.36	.31	.34	.33	15
Diluted	.36	.35	.30	.33	.32	15
Return on common equity (3)	16.67%	16.52%	14.54%	16.77%	16.85%
Return on average assets	1.12	1.12	.98	1.12	1.09
Efficency ratio	61.25	61.83	66.73	61.65	63.04
Dividend payout ratio	16.45	17.36	16.13	14.71	15.15

(1)	Presented on an operating basis which excludes after-tax nonrecurring charges totaling $1.1 million or $.05 per diluted common share recorded in the fourth quarter of 2001.
(2)	Excludes unrealized gains and losses on securities available for sale.
(3)	Return on common equity is calculated by dividing net income available to common stockholders by average realized common equity which excludes accumulated other comprehensive income.

Table 1 - Financial Highlights (CONTINUED)

For the Three and Six Months Ended June 30, 2002

	For the Six		YTD
	Months Ended		2002-2001
	2002	2001	Change

OPERATING INCOME
SUMMARY (1)
Interest revenue	$ 98,277	$ 108,810
Interest expense	38,451	55,565

Net interest revenue	59,826	53,245	12%
Provision for loan losses	3,300	3,050
Total fee revenue	14,223	12,262	16

Total revenue	70,749	62,457	13
Operating expenses	45,568	41,234	11

Income before taxes	25,181	21,223	19
Income taxes	9,362	7,853

Net income	$ 15,819	$ 13,370	18

PER COMMON SHARE (1)
Basic	$ .74	$ .63	17
Diluted	.71	.62	15
Cash dividends declared	.125	.10	25
Book value	9.71	8.18	19

KEY PERFORMANCE
RATIOS (1)
Return on common equity (3)	16.60%	16.59%
Return on average assets	1.12	1.06
Efficiency ratio	61.54	63.13
Net interest margin	4.51	4.48
Dividend payout ratio	16.89	15.87
Average equity to average
assets	6.98	6.58

ASSET QUALITY
Allowance for loan losses	$ 29,190	$ 25,651
Non-performing assets	9,221	8,770
Net charge-offs	1,235	2,097
Allowance for loan losses
to loans	1.29%	1.38%
Non-performing assets to
total assets	.31	.34
Net charge-offs to average
loans	.12	.23

AVERAGE BALANCES
Loans	$ 2,148,917	$ 1,821,732	18
Earning assets (2)	2,671,117	2,391,875	12
Total assets	2,859,334	2,547,529	12
Deposits	2,228,360	1,990,525	12
Stockholders’ equity	199,622	167,625	19
Common shares outstanding:
Basic	21,407	21,052	2
Diluted	22,224	21,623	3

AT PERIOD END
Loans	$ 2,269,973	$ 1,858,336	22
Earning assets	2,823,262	2,399,264	18
Total assets	3,014,608	2,568,227	17
Deposits	2,340,376	1,992,942	17
Stockholders’ equity	209,587	174,314	20
Common shares outstanding	21,414	21,090	2

REPORTED RESULTS
Net income	$ 15,819	$ 13,370	18
Earnings per share:
Basic	.74	.63	17
Diluted	.71	.62	15
Return on common equity (3)	16.60%	16.59%
Return on average assets	1.12	1.06
Efficency ratio	61.54	63.13
Dividend payout ratio	16.89	15.87

(1)	Presented on an operating basis which excludes after-tax nonrecurring charges totaling $1.1 million or $.05 per diluted common share recorded in the fourth quarter of 2001.
(2)	Excludes unrealized gains and losses on securities available for sale.
(3)	Return on common equity is calculated by dividing net income available to common stockholders by average realized common equity which excludes accumulated other comprehensive income.

Net operating income was $8.1 million for the three months ended June 30, 2002, an increase of $1.2 million, or 17%, from the same period in 2001. Diluted earnings per share were $.36 for the three months ended June 30, 2002, compared with $.32 for the same period in 2001, an increase of 13%.  Return on average common stockholders’ equity for the second quarter of 2002 was 16.67%, compared with 16.85% for the second quarter of 2001.  Return on average assets for the three months ended June 30, 2002 was 1.12%, compared to 1.09% for the three months ended June 30, 2001.

For the six months ended June 30, 2002, net operating income was $15.8 million, an increase of $2.4 million or 18% over the first six months of 2001.  Diluted earnings per share were $.71 for the six months ended June 30, 2002, compared with $.62 for the same period in 2001, an increase of 15%.  Return on average common stockholders’ equity for the first six months of 2002 was 16.60%, compared with 16.59% for the first six months of 2001.  Return on average assets for the six months ended June 30, 2002 was 1.12%, compared to 1.06% for the six months ended June 30, 2001.

Net Interest Revenue (Taxable Equivalent)

Net interest revenue (the difference between the interest earned on assets and the interest paid on deposits and liabilities) is the single largest component of United's total revenue.  United actively manages this revenue source to provide an optimal level of revenue while balancing interest rate, credit and liquidity risks.  Net interest revenue for the quarter of $30.6 million was up 12% over last year, with year-to-date also being up 12% at $59.8 million.  The main driver of this increase was loan growth.  Loans increased $412 million or 22% from June of last year.  This was due to a rise in demand starting late in the fourth quarter of 2001, the addition of seasoned commercial lenders in the metro Atlanta market and the merger with Peoples Bancorp, Inc. (“United Community Bank West Georgia”).  Of the $412 million increase in loans over last year, $220 million was across United’s markets in north Georgia and western North Carolina.  The balance of the increase, $192 million was in the metro Atlanta market, including $62 million relating to the merger, as well as strong growth in the remainder of our metro Atlanta market.

Average interest-earning assets increased $321 million, or 13%, for the quarter and $279 million, or 12%, year-to-date, over the balance at June 30, 2001, reflecting the growth in loans net of attrition in the investment securities portfolio.  The increase in interest-earning assets was almost completely funded by interest-bearing sources as the increases in average interest-bearing liabilities for the quarter and year-to-date were approximately $304 million  and $261 million over June 30, 2001.

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

For the three months ended June 30, 2002 and 2001, United’s net interest spread was 4.12% and 3.90%, respectively, while the net interest margin was 4.51% and 4.57%, respectively.  For the six months ended June 30, 2002 and 2001, United’s net interest spread was 4.11% and 3.79%, respectively, while the net interest margin was 4.51% and 4.48%, respectively.  Though net interest spread for both the quarter and year-to-date yielded increases over the same periods in 2001, net interest margin was down in the quarterly comparison and only up slightly in the year-to-date comparison due to loans growing at a higher rate than deposits.  This difference in growth rates has caused some of the increase in loans to be funded with more expensive interest-bearing liabilities such as FHLB advances and long-term debt and other borrowings, which contributed positively to net interest income but slightly decreased the net interest margin.

The average yield on interest-earning assets for the second quarter of 2002 was 7.28%, compared with 9.00% in the second quarter of 2001.  For the first six months of 2002, the average yield on interest-earning assets was 7.41% compared with 9.16% for the first six months of 2001.  The main driver of this decrease was loan yields which for the three and six months ended June 30, 2002 were down 221 and 217 basis points, respectively, compared to the same periods in 2001.  This occurred as loan rates followed the multiple rate decreases by the Federal Reserve Bank in 2001.

The average cost of interest-bearing liabilities for the second quarter 2002 was 3.16%, a decrease of 194 basis points from second quarter 2001.  For the six months ended June 30, 2002 and 2001, the average cost of interest-bearing liabilities was 3.30% and 5.37%, respectively, a decrease of 207 basis points.  Both the quarterly and year-to-date decreases were primarily due to lower rates paid on interest-bearing demand deposits and savings accounts and lower pricing on new and renewed time deposits.  This movement was also spurred by the Federal Reserve Bank’s rate decreases in 2001.  At June 30, 2002, core deposits, which include transaction accounts, savings accounts and non-brokered certificates of deposit less than $100,000, increased $186 million, or 12%, to $1.8 billion from a year ago.

                The following table shows the relationship between interest revenue and expense and the average balances of interest-earning assets and interest-bearing liabilities for the three months ended June 30, 2002 and 2001.

Table 2 - Average Consolidated Balance Sheets and Net Interest Analysis
For the Three Months Ended June 30,
(In thousands, taxable equivalent)

		2002			2001

	Average		Avg.	Average		Avg.
	Balance	Interest	Rate	Balance	Interest	Rate

Assets:
Interest-earning assets:
Loans, net of unearned income (1)	$ 2,211,980	$ 42,193	7.65%	$ 1,830,004	$ 44,987	9.86%
Taxable securities (3)	372,707	5,495	5.90	410,431	6,773	6.60
Tax-exempt securities (1)	70,461	1,339	7.60	77,220	1,355	7.02
Federal funds sold and other interest-earning assets	61,926	299	1.93	78,460	680	3.47

Total interest-earning assets	2,717,074	49,326	7.28	2,396,115	53,795	9.00

Non-interest-earning assets:
Allowance for loan losses	(28,924)			(25,787)
Cash and due from banks	78,602			56,189
Premises and equipment	67,641			57,473
Other assets	77,121			73,120

Total assets	$ 2,911,514			$ 2,557,110

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits:
Transaction accounts	$ 632,575	$ 2,980	1.89	$ 450,950	$ 3,493	3.11
Savings deposits	97,832	132.54		90,251	409	1.82
Certificates of deposit	1,254,089	10,961	3.51	1,172,029	17,172	5.88

Total interest-bearing deposits	1,984,496	14,073	2.84	1,713,230	21,074	4.93

Federal Home Loan Bank advances	286,757	3,376	4.72	276,833	3,901	5.65
Long-term debt and other borrowings	112,275	1,312	4.69	89,258	1,466	6.59

Total borrowed funds	399,032	4,688	4.71	366,091	5,367	5.88

Total interest-bearing liabilities	2,383,528	18,761	3.16	2,079,321	26,441	5.10

Non-interest-bearing liabilities:
Non-interest-bearing deposits	301,735			279,934
Other liabilities	23,932			27,009

Total liabilities	2,709,195			2,386,264

Stockholders' equity	202,319			170,846

Total liabilities
and stockholders' equity	$ 2,911,514			$ 2,557,110

Net interest revenue		$ 30,565			$ 27,354

Net interest-rate spread			4.12%			3.90%

Net interest margin (2)			4.51%			4.57%

(1) Interest revenue on tax-exempt securities and loans has been increased to reflect comparable interest on taxable securities.
(2) Net interest margin is taxable equivalent net-interest revenue divided by average interest-earning assets.
(3) Securities available for sale are reported at amortized cost. Pretax unrealized gains of $9.3 million in 2002 and $6.3 million in 2001 are included in other assets for purposes of this presentation.

                The following table shows the relationship between interest revenue and expense and the average balances of interest-earning assets and interest-bearing liabilities for the six months ended June 30, 2002 and 2001.

Table 2 - Average Consolidated Balance Sheets and Net Interest Analysis (continued)
For the Six Months Ended June 30,
(In thousands, taxable equivalent)

		2002			2001

	Average		Avg.	Average		Avg.
	Balance	Interest	Rate	Balance	Interest	Rate

Assets:
Interest-earning assets:
Loans, net of unearned income (1)	$ 2,148,917	$ 83,518	7.84%	$ 1,821,732	$ 90,392	10.01%
Taxable securities (3)	386,673	11,441	5.92	424,716	14,377	6.77
Tax-exempt securities (1)	70,859	2,698	7.62	78,316	2,704	6.91
Federal funds sold and other interest-earning assets	64,668	620	1.92	67,111	1,337	3.98

Total interest-earning assets	2,671,117	98,277	7.41	2,391,875	108,810	9.16

Non-interest-earning assets:
Allowance for loan losses	(28,393)			(25,602)
Cash and due from banks	74,803			55,158
Premises and equipment	66,544			57,148
Other assets	75,263			68,950

Total assets	$ 2,859,334			$ 2,547,529

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits:
Transaction accounts	$ 596,516	$ 5,396	1.82	$ 435,619	$ 7,306	3.38
Savings deposits	96,936	264.55		88,306	942	2.15
Certificates of deposit	1,245,653	23,052	3.73	1,197,848	36,187	6.09

Total interest-bearing deposits	1,939,105	28,712	2.99	1,721,773	44,435	5.20

Federal Home Loan Bank advances	287,438	7,049	4.95	275,369	7,958	5.83
Long-term debt and other borrowings	121,116	2,690	4.48	89,172	3,172	7.17

Total borrowed funds	408,554	9,739	4.81	364,541	11,130	6.16

Total interest-bearing liabilities	2,347,659	38,451	3.30	2,086,314	55,565	5.37

Non-interest-bearing liabilities:
Non-interest-bearing deposits	289,255			268,752
Other liabilities	22,798			24,838

Total liabilities	2,659,712			2,379,904

Stockholders' equity	199,622			167,625

Total liabilities
and stockholders' equity	$ 2,859,334			$ 2,547,529

Net interest revenue		$ 59,826			$ 53,245

Net interest-rate spread			4.11%			3.79%

Net interest margin (2)			4.51%			4.48%

(1) Interest revenue on tax-exempt securities and loans has been increased to reflect comparable interest on taxable securities.
(2) Net interest margin is taxable equivalent net-interest revenue divided by average interest-earning assets.
(3) Securities available for sale are reported at amortized cost. Pretax unrealized gains of $7.5 million in 2002 and $7.1 million in
2001are included in other assets for purposes of this presentation.

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

Table 3 - Change in Interest Revenue and Expense on a Tax Equivalent Basis
(in thousands)

	Three Months Ended June 30, 2002			Six Months Ended June 30, 2002
	Compared to 2001			Compared to 2001
	Increase (decrease)			Increase (decrease)
	due to changes in			due to changes in

	Volume	Rate	Total	Volume	Rate	Total

Interest-earning assets:
Loans	$4,156	$(6,950)	$(2,794)	$8,411	$(15,285)	$(6,874)
Taxable securities	(587)	(691)	(1,278)	(1,191)	(1,745)	(2,936)
Tax-exempt securities	(80)	64	(16)	(52)	46	(6)
Federal funds sold and other interest-earning assets	(96)	(285)	(381)	(24)	(693)	(717)

Total interest-earning assets	3,393	(7,862)	(4,469)	7,144	(17,677)	(10,533)

Interest-bearing liabilities:
Transaction accounts	412	(925)	(513)	882	(2,792)	(1,910)
Savings deposits	9	(286)	(277)	21	(699)	(678)
Certificates of deposit	665	(6,876)	(6,211)	849	(13,984)	(13,135)

Total interest-bearing deposits	1,086	(8,087)	(7,001)	1,752	(17,475)	(15,723)
Federal Home Loan Bank advances	112	(637)	(525)	280	(1,189)	(909)
Long-term debt and other borrowings	157	(311)	(154)	376	(858)	(482)

Total borrowed funds	269	(948)	(679)	656	(2,047)	(1,391)

Total interest-bearing liabilities	1,355	(9,035)	(7,680)	2,408	(19,522)	(17,114)

Increase in net interest revenue	$2,038	$1,173	$3,211	$4,736	$1,845	$6,581

Provision for Loan Losses

The provision for loan losses was $1.8 million for the second quarter of 2002, compared with $1.5 million for the same period in 2001.  For the first six months of 2002, the provision was $3.3 million , compared to $3.1 million for the first six months of 2001.  As a percentage of average outstanding loans (on an annualized basis), the second quarter’s provision for loan losses was .33% for both 2002 and 2001, and .31% and .33%, respectively, for the first six months of 2002 and 2001.  United continues to experience strong credit quality and a stable level of non-performing assets.  Net loan charge-offs as a percentage of average outstanding loans for the three months ended June 30, 2002 were .14% as compared with .22% for the same period in 2001.  For the six months ended June 30, 2002 and 2001, net loan charge-offs as a percentage of average outstanding loans were .12% and .23%, respectively.

The provision for loan losses is based on management’s evaluation of inherent risks in the loan portfolio and the corresponding analysis of the allowance for loan losses.  Additional discussion on loan quality and the allowance for loan losses is included in the Asset Quality section of this report.

Fee Revenue

Fee revenue for the second quarter of 2002, totaled $7.3 million, compared with $6.3 million for 2001.  Fee revenue was approximately 20% of total revenue for both the quarter and year-to-date, consistent with a year ago.  United is focused on increasing fee revenue through new products and services.  The following table presents the components of fee revenue for the second quarter and year-to-date for 2002 and 2001.

Table 4 - Fee Revenue
For the Three and Six Months Ended June 30,
(in thousands, taxable equivalent)

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			Change			Change
	2002	2001	2002-2001	2002	2001	2002-2001

Service charges and fees	$ 3,481	$ 2,587	35%	$ 6,225	$ 4,927	26%
Mortgage loan and related fees	1,436	1,319	9	3,243	2,315	40
Consulting fees	1,174	1,279	(8)	2,165	2,620	(17)
Trust and brokerage fees	492	324	52	989	564	75
Securities gains, net	-	17	-	-	192	-
Other	719	821	(12)	1,601	1,644	(3)

Total	$ 7,302	$ 6,347	15	$ 14,223	$ 12,262	16

The main factor in fee revenue growth was service charges on deposit accounts of $3.5 million, up $894,000, or 35%, over the second quarter of 2001, and $6.2 million for the first six months of 2002, up $1.3 million, or 26% over the first six months of 2001.  The increase in service charges and fees was primarily due to higher fees related to new products and services introduced in 2002, as well as an increase in the number of accounts and transaction activity.

Another contributor to fee revenue this quarter was mortgage loan and related fees of $1.4 million, up $117,000.  Year-to-date, mortgage loan and related fees of $3.2 million were up $928,000, or 40% from the same period in 2001.  Mortgage loan demand slowed slightly in United’s markets during the second quarter of 2002 though mortgage rates remained low.  Substantially all of these originated residential mortgages were sold into the secondary market, including the right to service these loans.

Consulting fees for the quarter were $1.2 million, up $183,000 from the first quarter of 2002 and down 8% from a year ago.  The events of third quarter 2001 slowed business dramatically for a good portion of the fourth quarter of 2001.  The year-to-date 2002 to 2001 comparison also shows this impact, with consulting fees of $2.2 million down 17% from 2001.  Late in the first quarter of 2002 business started to show signs of a rebound, and continued to recover throughout the second quarter.

Trust and brokerage fees of $.5 million were up 52% over the amount reported in the second quarter of 2001.  Year-to-date they were up 75% over the first six months of 2001.  Over the last two years, United has been building its brokerage business by recruiting brokers and offering brokerage services to its existing customer base.

Operating Expenses

For the three months ended June 30, 2002, total operating expenses were $23.2 million, compared with $21.2 million for 2001, while year-to-date total operating expenses for 2002 were $45.6 million, compared with $41.2 million for the same period in 2001.  The following table presents the components of operating expenses for the three and six months ended June 30, 2002 and 2001.

Table 5 - Operating Expenses
For the Three and Six Months Ended June 30,
(in thousands)

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			Change			Change
	2002	2001	2002-2001	2002	2001	2002-2001

Salaries and employee benefits	$ 14,658	$ 12,505	17%	$ 28,434	$ 24,330	17%
Occupancy	2,061	2,017	2	4,176	3,945	6
Communications and equipment	1,514	1,553	(3)	3,023	2,890	5
Postage, printing and supplies	965	1,048	(8)	1,966	1,972	--
Professional fees	922	1,104	(16)	1,740	1,994	(13)
Advertising and public relations	989	731	35	1,719	1,399	23
Amortization of intangibles	85	190	(55)	170	380	(55)
Other	2,001	2,088	(4)	4,340	4,324	--

Total	$ 23,195	$ 21,236	9	$ 45,568	$ 41,234	11

Salaries and benefits for the second quarter of 2002 totaled $14.7 million, an increase of 17% over the same period in 2001.  For the first six months of 2002, salaries and benefits of $28.4 million were also up 17% over the first six months of 2001.  United’s full-time equivalent staff increased to 1,090, up about 100 staff from a year ago.  The head count growth was evenly divided between a merger, business development and infrastructure.  The merger with United Community Bank West Georgia added 31 staff.  Business development at various banks added 40 staff, including lenders in the metro Atlanta market, plus three new branch locations and other customer support.  The holding company and operations added 40 staff, which included staff for two new processing centers and other support areas.  An increase in variable incentive compensation resulting from higher loan production, mortgage fees and brokerage fees accounted for most of the remaining increase.

Professional fees of $922,000 were down $182,000 or 16% from the second quarter of 2001, while for the first six months of 2002, these expenses were $1,740,000, down 13% over the same period in 2001.  The decrease is mostly due to the completion of projects begun in late 2000 to develop and implement a common brand name for all affiliate banks and to streamline certain back office functions.

Advertising and public relations expense of $989,000 for the quarter and $1,719,000 were up 35% and 23%, respectively over the same periods in 2001.

Amortization of intangibles of $85,000 for the quarter and $170,000 year-to-date decreased 55% from last year.  This decrease was due to adoption of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangibles” which discontinued amortization of existing goodwill effective January 1, 2002.

The efficiency ratio measures total operating expenses as a percentage of total revenue, excluding the provision for loan losses and net securities gains and losses.   United’s efficiency ratio for the second quarter of 2002 was 61.25% as compared with 63.04% for the second quarter of 2001.  For the first six months of 2002 and 2001, the efficiency ratios were 61.54% and 63.13%, respectively.  The improvement in the efficiency ratio is due to management’s focus on controlling operating expenses and improving operating results.

Income Taxes

Income taxes, excluding taxable equivalent adjustments, were $4.2 million in the second quarter of 2002, compared with $3.5 million in the second quarter of 2001.  For the first six months of 2002, income taxes were $8.2 million, compared with $6.7 million over the same period in 2001.  The effective tax rates (as a percentage of pre-tax net income) for first quarter 2002 and 2001 were 34.0% and 33.3%, respectively.  For the first six months of 2002 and 2001, the effective tax rates were 34.0% and 33.4%, respectively.  These effective tax rates are lower than the statutory tax rate primarily due to interest revenue on certain investment securities and loans that are exempt from income taxes.  Additional information regarding income taxes can be found in Note 10 to the Consolidated Financial Statements filed with United’s 2001 Form 10-K.

Balance Sheet Review

Total assets at June 30, 2002 were $3.015 billion, 10% higher than the $2.749 billion as of December 31, 2001 and 17% higher than the $2.568 billion as of June 30, 2001.  Average total assets for the second quarter of 2002 were $2.912 billion, up $355 million from averages in the second quarter of 2001.

Loans

At June 30, 2002, total loans were $2.270 billion, an increase of $412 million, or 22% from June 30, 2001 and an increase of $262 million, or 13%, from December 31, 2001.  Average total loans for the second quarter of 2002 were $2.212 billion, an increase of $382 million, or 21% over second quarter of 2001.  Over the past five years, United has experienced strong loan growth in all markets, with particular strength in loans secured by real estate, both residential and non-residential.  Substantially all of United’s loans are to customers located in Georgia and North Carolina, the immediate market areas of the Banks.  This includes loan customers who have a seasonal residence in the Banks’ market areas.   After some softness in the first three quarters of 2001, loan demand began to pick up in the fourth quarter of 2001 and continued through the first six months of 2002.  Most of the increase occurred in the commercial real estate and construction portfolios, although growth in residential real estate has also been strong.

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

Reviews of non-performing loans, past due loans and larger credits, designed to identify potential charges to the allowance for loan losses, as well as determine the adequacy of the allowance, are conducted on a regular basis during the year.  These reviews are performed by the responsible lending officers, as well as a separate loan review department, and consider such factors as the financial strength of borrowers, the value of the applicable collateral, past loan loss experience, anticipated loan losses, growth in the loan portfolio, prevailing and anticipated economic conditions and other factors.

The following table presents a summary of changes in the allowance for loan losses for the three and six months ended June 30, 2002 and 2001.

Table 6 - Summary of Loan Loss Experience
For the Three and Six Months Ended June 30,
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Balance beginning of period	$28,135	$25,133	$27,125	$24,698
Loans charged-off	(997)	(1,162)	(1,845)	(2,567)
Recoveries	252	180	610	470

Net charge-offs	(745)	(982)	(1,235)	(2,097)
Provision for loan losses	1,800	1,500	3,300	3,050

Balance end of period	$29,190	$25,651	$29,190	$25,651

Total loans:
At period end	$2,269,973	$1,858,336	$2,269,973	$1,858,336
Average	2,211,980	1,830,004	2,148,917	1,821,732
As a percentage of average loans:
Net charge-offs	.14%	.22%	.12%	.23%
Provision for loan losses	.33	.33	.31	.33
Allowance as a percentage of period end loans	1.29	1.38	1.29	1.38
Allowance as a percentage of non-performing loans	338	338	338	338

Management believes that the allowance for loan losses at June 30, 2002 is adequate to absorb losses inherent in the loan portfolio.  This assessment involves uncertainty and judgment; therefore, the adequacy of the allowance for loan losses cannot be determined with precision and may be subject to change in future periods.  In addition, bank regulatory authorities, as part of their periodic examination of the Banks, may require additional charges to the provision for loan losses in future periods if the results of their review warrant such additions.

Non-performing Assets

Non-performing loans, which include non-accrual loans and accruing loans past due over 90 days, totaled $8.6 million at June 30, 2002, compared with $8.6 million at December 31, 2001 and $7.6 million at June 30, 2001.  There is no concentration of non-performing loans attributable to any specific industry.  At June 30, 2002, the ratio of non-performing loans to total loans was

.38%, compared with .43% at December 31, 2001and .41% at June 30, 2001.  Non-performing assets, which include non-performing loans and foreclosed real estate, totaled $9.2 million at June 30, 2002, compared with $9.7 million at December 31, 2001 and $8.8 million at June 30, 2001.

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

There were no commitments to lend additional funds to customers whose loans were on non-accrual status at June 30, 2002.  The table below summarizes United's non-performing assets.

Table 7 - Non-Performing Assets
(in thousands)

	June 30,	December 31,	June 30,
	2002	2001	2001

Non-accrual loans	$ 8,122	$ 8,610	$ 7,592
Loans past due 90 days or more and still accruing	504	-	8

Total non-performing loans	8,626	8,610	7,600
Other real estate owned	595	1,060	1,170

Total non-performing assets	$ 9,221	$ 9,670	$ 8,770

Total non-performing loans as a percentage of total loans	.38%	.43%	.41%

Total non-performing assets as a percentage of total assets	.31	.35	.34

At June 30, 2002, United had $14.5 million of loans that were not classified as non-performing but for which known information about the borrowers’ financial condition caused management to have concern about the ability of the borrowers to comply with the repayment terms of the loans.  These loans were identified through the loan review process described in the Asset Quality and Risk Elements section of this discussion above that provides for assignment of a risk rating based on a ten-grade scale to all commercial and commercial real estate loans.  Based on the evaluation of current market conditions, loan collateral, other secondary sources of repayment and cash flow generation, management does not anticipate any significant losses related to these loans.  These loans are subject to continuing management attention and are considered in the determination of the allowance for loan losses.

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

Total average investment securities decreased 9% from second quarter of 2001 primarily due to accelerated prepayment of mortgages underlying mortgage-backed securities, brought on by the current lower rate environment, as well as other scheduled maturities.  Most of the runoff was not immediately replaced by new securities due to the unattractive yields currently available.

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

Deposits

Total deposits at June 30, 2002 were $2.340 billion, an increase of $347 million from June 30, 2001.  Total non-interest-bearing demand deposit accounts increased $29 million and interest-bearing demand accounts increased $203 million from the second quarter of 2001.  Total time deposits as of June 30, 2002 were $1.262 billion, an increase of $109 million from the second quarter 2001.

Time deposits of $100,000 and greater totaled $367 million at June 30, 2002, compared with $327 million at June 30, 2001. During 1999, United began to utilize “brokered” time deposits, issued in certificates of less than $100,000, as an alternative source of cost-effective funding.   Brokered time deposits outstanding at June 30, 2002 and June 30, 2001 were $173 and $52 million, respectively.

Wholesale Funding

At June 30, 2002, all of the Banks were shareholders in the Federal Home Loan Bank of Atlanta. Through this affiliation, secured advances totaling $336 million were outstanding at rates competitive with time deposits of like maturities.  United anticipates continued utilization of this short and long term source of funds to minimize interest rate risk.  The FHLB advances outstanding at June 30, 2002 had both fixed and floating interest rates ranging from 1.97% to 7.81%.  Approximately 36% of the FHLB advances mature prior to December 31, 2002.  Additional information regarding FHLB advances, including scheduled maturities, is provided in Note 8 to the consolidated financial statements filed with United’s 2001 Form 10-K.

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

The Company’s net interest revenue, and the fair value of its financial instruments, are influenced by changes in the level of interest rates.  The Company manages its exposure to fluctuations in interest rates through policies established by the Asset/Liability Management Committee (“ALCO”) of United and of its subsidiary Banks.  The ALCO meets periodically and has responsibility for approving asset/liability management policies, formulating and implementing strategies to improve balance sheet positioning and/or earnings and reviewing the interest rate sensitivity of the Company.

One of the tools management utilizes to estimate the sensitivity of net interest revenue to changes in interest rates is an interest rate simulation model.  Such estimates are based upon a number of assumptions for each scenario, including the level of balance sheet growth, deposit repricing characteristics and the rate of prepayments.  The simulation model measures the potential change in net interest revenue over a twelve-month period under six interest rate scenarios.  The first scenario assumes rates remain flat (“flat rate scenario”) over the next twelve months and is the scenario that all others are compared to in order to measure the change in net interest revenue.  The second scenario is a most likely scenario that projects the most likely change in rates over the next twelve months based on the slope of the yield curve.  United runs shock scenarios assuming an immediate change in interest rates up and down 300 basis points and ramp scenarios that assume gradual increases and decreases of 300 basis points each over the next twelve months.  United’s policy for net interest revenue simulation is limited to a change from the flat rate scenario of less than 15% for the up or down 300 basis point ramp scenarios over twelve months.  At June 30, 2002, United’s simulation model indicated that a 300 basis point increase in rates over the next twelve months would cause an approximate 8% increase in net interest revenue and a 300 basis point decrease in rates over the next twelve months would cause an approximate 11% decrease in net interest revenue.  Given the current position in the rate cycle (federal funds target 1.75%), it is unlikely that a 300 basis point rate decrease could occur.

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

The following table presents United’s interest rate swap contracts outstanding at June 30, 2002.

Table 8 - Interest Rate Swap Contracts
As of June 30, 2002
(in thousands)

	Notional	Rate	Rate	Fair
Type/Maturity	Amount	Received	Paid (1)	Value

Fair Value Contracts
July 29, 2002	25,000	9.04	4.75	83
August 10, 2002	10,000	9.60	4.75	60
January 2, 2003	15,000	7.21	4.75	177

Total Fair Value Contracts	$ 50,000	8.60%	4.75	$ 320

Cash Flow Contracts
March 24, 2003	$ 25,000	7.80%	4.75%	$ 521
June 18, 2003	25,000	7.85	4.75	652
January 2, 2004	20,000	6.35	4.75	492
September 19, 2004	5,000	7.01	4.75	43
November 22, 2004	15,000	7.00	4.75	91
August 29, 2006	10,000	8.32	4.75	165
September 5, 2006	5,000	8.16	4.75	65
September 6, 2006	5,000	8.35	4.75	195
September 24, 2011	10,000	8.61	4.75	(60)
September 28, 2011	10,000	8.60	4.75	53

Total Cash Flow Contracts	$ 130,000	7.66%	4.75%	$ 2,217

Total/weighted average	$ 180,000	7.92%	4.75%	$ 2,537

(1) Based on prime rate at June 30, 2002

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

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and the maturities and sales of securities.  Mortgage loans held for sale totaled $8.7 million at June 30, 2002, and typically turn over every 45 days as the closed loans are sold to investors in the secondary market. Other short-term investments such as federal funds sold are additional sources of liquidity.

The liability section of the balance sheet provides liquidity through interest-bearing and noninterest-bearing deposit accounts.  Federal funds purchased, FHLB advances and securities sold under agreements to repurchase are additional sources of liquidity and represent United's incremental borrowing capacity.  These sources of liquidity are generally short-term in nature and are used as necessary to fund asset growth and meet other short-term liquidity needs.

As disclosed in United's consolidated statements of cash flows, net cash provided by operating activities was $30.9 million for the six months ended June 30, 2002.  The major sources of cash provided by operating activities are net income plus a decrease in mortgage loans held for sale caused by moderate slowing in refinancing activity. Net cash used by investing activities of $223.9 million consisted primarily of a net increase in loans totaling $263.9 million that was partially offset by a net decrease in investment securities.  Net cash provided by financing activities consisted primarily of a $223.9 million increase in deposits, net proceeds from FHLB advances of $45.5 million and a net increase of $12.2 million in notes payable and other borrowings, partially offset by a net decrease in federal funds purchased and repurchase agreements of $28.4 million, cash paid to purchase treasury stock of $2.9 million and cash dividends payments on common stock of $2.4 million.  In the opinion of management, United's liquidity position at June 30, 2002, is sufficient to meet its expected cash flow requirements.

Capital Resources and Dividends

Stockholders' equity at June 30, 2002 was $209.6 million, an increase of $35.3 million from June 30, 2001.  Accumulated other comprehensive income (loss) is not included in the calculation of regulatory capital adequacy ratios.  Excluding the change in the accumulated other comprehensive gain, stockholders’ equity increased by 18% from June 30, 2001. Dividends of $1.3 million, or $.0625 per share, were declared on common stock during the second quarter of 2002 bringing the total for the year to $2.7 million, or $.125 per share, an increase of 25% per share from the amount declared in 2001. The dividend payout ratio for the second quarters of 2002 and 2001 were 16% and 15%, respectively, while the payout ratio for the first six months of 2002 was 17% compared to the first six months of 2001 at 16%.  United has historically retained the majority of its earnings in order to provide a cost effective source of capital for continued growth and expansion.  However, in recognition that cash dividends are an important component of shareholder value, management has instituted a dividend program that provides for increased cash dividends when earnings and capital levels permit.

On July 18, 2001, United’s Board of Directors authorized the repurchase of up to 600,000 shares of the Company’s common stock through the end of 2002 for general corporate purposes.  On December 19, 2001, the Board of Directors increased the authorization to 1,000,000 shares.  Through June 30, 2002, United repurchased a total of 441,338 shares under this authorization.

On March 18, 2002, United began trading on The Nasdaq Stock Market under the symbol UCBI.  Previously, the stock was listed on the over-the-counter market on the Pink Sheets.  The closing price for the period ended June 30, 2002 was $29.62.  Below is a schedule of high and low stock prices for the first two quarters of 2002 and all quarters in 2001.  For periods prior to March 18, 2002, prices are based on information available to United at that time.

Table 9 - Stock Price Information
(All prior period amounts have been restated to reflect the 2 for 1 stock split announced April 25, 2002)

	2002		2001

	High	Low	High	Low

First quarter	$ 28.60	$ 19.00	$ 19.50	$ 14.50
Second quarter	30.00	23.90	19.00	15.00
Third quarter			22.50	17.50
Fourth quarter			20.00	17.50

The following table presents the cash dividends declared in the first two quarters of 2002 and all quarters of 2001 and the respective payout ratios as a percentage of net income.

Table 10 - Dividend Payout Information
(All prior period amounts have been restated to reflect the 2 for 1 stock split announced April 25, 2002)

	2002		2001

	Dividend	Payout %	Dividend	Payout %

First quarter	$ .0625	17	$ .05	16
Second quarter	.0625	16.05		15
Third quarter			.05	15
Fourth quarter			.05	14

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

The following table shows United’s capital ratios, as calculated under regulatory guidelines, at June 30, 2002 and June 30, 2001.

Table 11 - Capital Ratios
(in thousands)

		2002		2001

	Well	Actual	Regulatory	Actual	Regulatory
	Capitalized	Amount	Minimum	Amount	Minimum

Tier I Leverage:
Amount		$ 222,934	$ 86,957	$ 196,985	$ 76,466
Ratio	5.00%	7.69%	3.00%	7.73%	3.00%

Tier I Risk Based:
Amount		$ 222,934	$ 90,451	$ 196,985	$ 75,564
Ratio	6.00%	9.86%	4.00%	10.43%	4.00%

Total Risk Based:
Amount		$ 253,755	$ 180,903	$ 223,769	$ 151,128
Ratio	10.00%	11.22%	8.00%	11.85%	8.00%

United's Tier I capital, which excludes other comprehensive income, consists of stockholders' equity and qualifying capital securities less goodwill and deposit-based intangibles, totaled $223 million at June 30, 2002.  Tier II capital components include supplemental capital items such as a qualifying allowance for loan losses and qualifying subordinated debt.  Tier I capital plus Tier II capital components is referred to as Total Risk-based capital and was $254 million at June 30, 2002. The capital ratios, as calculated under the guidelines, were 9.86% and 11.22% for Tier I and Total Risk-based capital, respectively, at June 30, 2002.

A minimum leverage ratio is required in addition to the risk-based capital standards and is defined as Tier I capital divided by average assets adjusted for goodwill and deposit-based intangibles.  Although a minimum leverage ratio of 3% is required for the highest-rated bank holding companies which are not undertaking significant expansion programs, the Federal Reserve Board requires a bank holding company to maintain a leverage ratio greater than 3% if it is experiencing or anticipating significant growth or is operating with less than well-diversified risks in the opinion of the Federal Reserve Board.  The Federal Reserve Board uses the leverage and risk-based capital ratios to assess capital adequacy of banks and bank holding companies.  United's leverage ratios at June 30, 2002 and June 30, 2001 were 7.69% and 7.73%, respectively.

The capital ratios of United and the Banks currently exceed the minimum ratios as defined by federal regulators.  United monitors these ratios to ensure that United and the Banks remain above regulatory minimum guidelines.

Impact of Inflation and Changing Prices

A bank's asset and liability structure is substantially different from that of an industrial firm in that primarily all assets and liabilities of a bank are monetary in nature with relatively little investment in fixed assets or inventories.  Inflation has an important impact on the growth of total assets and the resulting need to increase equity capital at higher than normal rates in order to maintain an appropriate equity to assets ratio.

United's management believes the impact of inflation on financial results depends on United's ability to react to changes in interest rates and, by such reaction, reduce the inflationary impact on performance.  United has an asset/liability management program to manage United's interest rate sensitivity position.  In addition, periodic reviews of banking services and products are conducted to adjust pricing in view of current and expected costs.

Part I

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

There have been no material changes in United’s quantitative and qualitative disclosures about market risk as of June 30, 2002 from that presented in United’s Annual Report on Form 10-K for the year ended December 31, 2001.  United’s interest rate sensitivity position at June 30, 2002 is included in management’s discussion and analysis on page 17 of this report.

Part II.  Other Information

Item 1.  Legal Proceedings – None

Item 2.  Changes in Securities – None

Item 3.  Defaults upon Senior Securities – None

Item 4.  Submission of Matters to a Vote of Securities Holders

United held its annual meeting of shareholders on April 25, 2002.

At the annual meeting, the shareholders elected Jimmy C. Tallent, Robert L. Head, Jr., W. C. Nelson, Jr., Robert H. Blalock, Harold Brewer, Guy W. Freeman, Thomas C. Gilliland, Charles E. Hill, Hoyt O. Holloway, Clarence W. Mason, Sr., Charles E. Parks, and Tim Wallis as directors to serve until the next annual meeting and until their successors are elected and qualified.  The elections were approved by the votes set forth in the following table.

Election of Directors	Shares Voted in Favor	Shares Withheld
Jimmy C. Tallent	7,051,837	37,426
Robert L. Head, Jr.	7,068,819	20,444
W. C. Nelson, Jr.	7,072,988	16,275
Robert H. Blalock	7,070,793	18,470
Harold Brewer	7,072,788	16,475
Guy W. Freeman	7,072,788	16,475
Thomas C. Gilliland	7,072,788	16,475
Charles E. Hill	7,073,088	16,175
Hoyt O. Holloway	7,073,088	16,175
Clarence W. Mason, Sr.	7,072,820	16,443
Charles E. Parks	7,072,703	16,560
Tim Wallis	7,073,014	16,249

Item 5.  Other Information – None

Item 6.  Exhibits and Reports on Form 8-K

(a)       Exhibits

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)     Reports on Form 8-K

A current report on Form 8-K dated April 26, 2002, was filed with the Securities and Exchange Commission publishing a press release announcing United’s 2 for 1 split of its common stock effective May 29, 2002, for shareholders of record on May 15, 2002, and a quarterly dividend of $.0625 per share payable July 1, 2002 to shareholders of record June 14, 2002.

A current report on Form 8-K dated May 7, 2002, was filed with the Securities and Exchange Commission publishing schedules showing the effect of the 2 for 1 stock split announced April 25, 2002, for shareholders of record May 15, 2002 and effective May 29, 2002 on previously reported earnings per share, dividends per share and shares outstanding amounts.

Signatures

                Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED COMMUNITY BANKS, INC. By: /s/ Jimmy C. Tallent Jimmy C. Tallent President and Chief Executive Officer (Principal Executive Officer) Date: August 14, 2002

By /s/ Rex S. Schuette Rex S. Schuette Executive Vice President and Chief Financial Officer (Principal Financial Officer) Date: August 14, 2002