Form 10-Q
period 2002-09-30
UNITED COMMUNITY BANKS INC
filed 2002-11-14
CIK 857855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
  OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002

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

YES ☑    NO ☐

Common stock, par value $1 per share: 21,344,539 shares
outstanding as of  September 30, 2002

Part I – FINANCIAL INFORMATION
Item 1 – Financial Statements

UNITED COMMUNITY BANKS, INC.
Consolidated Statement of Income
For the Three and Nine Months Ended September 30, 2002 and 2001

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(in thousands, except per share data)	2002	2001	2002	2001

Interest revenue:	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest and fees on loans	$42,533	$43,173	$126,167	$133,572
Interest on federal funds sold and deposits in banks	76	450	427	1,525
Interest on investment securities:
Taxable	5,087	6,332	16,528	20,709
Tax-exempt	795	885	2,435	2,687

Total interest revenue	48,491	50,840	145,557	158,493

Interest expense:
Interest on deposits:
Demand	3,073	3,089	8,469	10,395
Savings	134	305	398	1,247
Time	11,303	15,398	34,355	51,585
Other borrowings	4,432	5,333	14,171	16,463

Total interest expense	18,942	24,125	57,393	79,690

Net interest revenue	29,549	26,715	88,164	78,803
Provision for loan losses	1,800	1,500	5,100	4,550

Net interest revenue after provision for loan losses	27,749	25,215	83,064	74,253

Fee revenue:
Service charges and fees	3,576	2,377	9,801	7,304
Mortgage loan and related fees	1,844	1,486	5,087	3,801
Consulting fees	1,216	1,112	3,381	3,732
Brokerage fees	467	389	1,456	953
Securities gains, net	64	27	64	219
Other	560	716	2,161	2,360

Total fee revenue	7,727	6,107	21,950	18,369

Total revenue	35,476	31,322	105,014	92,622

Operating expenses:
Salaries and employee benefits	14,352	12,490	42,786	36,820
Occupancy	2,047	1,921	6,223	5,866
Communications and equipment	1,685	1,556	4,708	4,446
Postage, printing and supplies	870	1,057	2,836	3,029
Professional fees	881	706	2,621	2,700
Advertising and public relations	639	659	2,358	2,058
Amortization of intangibles	85	190	255	570
Other	1,992	1,930	6,332	6,254

Total operating expenses	22,551	20,509	68,119	61,743

Income before income taxes	12,925	10,813	36,895	30,879
Income taxes	4,524	3,573	12,675	10,269

Net income	$8,401	$7,240	$24,220	$20,610

Net income available to common stockholders	$8,375	$7,214	$24,142	$20,515

Earnings per common share:
Basic	$.39	$.34	$1.13	$.97
Diluted	.38	.33	1.09	.95
Average common shares outstanding:
Basic	21,392	21,090	21,402	21,063
Diluted	22,233	21,662	22,227	21,648

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED COMMUNITY BANKS, INC.
Consolidated Balance Sheet
For the period ended

	September 30,	December 31,	September 30,
($ in thousands)	2002	2001	2001

ASSETS	(Unaudited)	(Audited)	(Unaudited)

Cash and due from banks	$81,480	$87,299	$68,787
Interest-bearing deposits in banks	36,168	17,604	27,763
Federal funds sold	28,344	18,124	40,598

Cash and cash equivalents	145,992	123,027	137,148

Securities available for sale	487,437	494,274	477,092
Mortgage loans held for sale	24,766	16,538	13,589
Loans, net of unearned income	2,331,862	2,007,990	1,836,188
Less - allowance for loan losses	30,300	27,124	26,427

Loans, net	2,301,562	1,980,866	1,809,761

Premises and equipment, net	69,585	64,066	57,556
Accrued interest receivable	18,335	22,544	22,430
Intangible assets	12,853	13,109	8,050
Other assets	81,863	34,833	35,742

Total assets	$3,142,393	$2,749,257	$2,561,368

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Demand	$317,783	$278,995	$270,971
Interest-bearing demand	684,577	526,608	494,889
Savings	99,244	96,992	94,556
Time	1,285,358	1,213,904	1,138,959

Total deposits	2,386,962	2,116,499	1,999,375

Accrued expenses and other liabilities	71,473	22,294	32,578
Federal funds purchased and repurchase agreements	80,219	77,214	45,318
Federal Home Loan Bank advances	332,860	290,394	256,745
Long-term debt and other borrowings	55,449	48,191	42,706

Total liabilities	2,926,963	2,554,592	2,376,722

Stockholders' equity:
Preferred stock, $1 par value; $10 stated value;
10,000,000 shares authorized; 172,600 shares issued and outstanding	1,726	1,726	1,726
Common stock, $1 par value; 50,000,000 shares authorized;
21,805,924, 21,805,924 and 21,089,672 shares issued	21,806	21,806	21,090
Capital surplus	62,419	62,829	49,384
Retained earnings	128,504	108,371	103,062
Treasury stock; 461,385 and 294,948 shares, at cost	(9,401)	(5,749)	-
Accumulated other comprehensive income	10,376	5,682	9,384

Total stockholders' equity	215,430	194,665	184,646

Total liabilities and stockholders' equity	$3,142,393	$2,749,257	$2,561,368

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED COMMUNITY BANKS, INC.
Consolidated Statement of Changes in Stockholders' Equity
For the Nine Months Ended September 30,

						Accumulated
						Other
	Preferred	Common	Capital	Retained	Treasury	Comprehensive
(in thousands)	Stock	Stock	Surplus	Earnings	Stock	Income (Loss)	Total

Balance, December 31, 2000	$ 2,874	$21,028	$48,872	$85,718	$-	$(104)	$158,388

Comprehensive income:
Net income				20,610			20,610
Other comprehensive income:
Unrealized holding gains on available for sale securities net of deferred tax expense and reclassification adjustment						8,112	8,112

Unrealized gains on derivative financial instruments qualifying as cash flow hedges net of deferred tax expense						1,376	1,376

Comprehensive income				20,610		9,488	30,098
Cash dividends declared ($.15 per share)				(3,171)			(3,171)
Exercise of stock options (issued 61,774 shares)		62	512				574
Preferred stock retired (114,810 shares)	(1,148)						(1,148)
Dividends declared on preferred stock ($.45 per share)				(95)			(95)

Balance, September 30, 2001	$ 1,726	$21,090	$49,384	$103,062	$-	$9,384	$184,646

Balance, December 31, 2001	$ 1,726	$21,806	$62,829	$108,371	$(5,749)	$5,682	$194,665

Comprehensive income:
Net income				24,220			24,220
Other comprehensive:
Unrealized holding gains on available for sale securities net of deferred tax expense and reclassification adjustment						4,485	4,485

Unrealized gains on derivative financial instruments qualifying as cash flow hedges net of deferred tax expense						209	209

Comprehensive income				24,220		4,694	28,914
Cash dividends declared ($.1875 per share)				(4,009)			(4,009)
Exercise of stock options (44,374 shares)			(429)		866		437
Acquisition of treasury stock (223,281 shares)					(4,761)		(4,761)
Employee stock grant (12,470 shares)					243		243
Tax benefit from option exercises			19				19
Dividends declared on preferred stock ($.45 per share)				(78)			(78)

Balance, September 30, 2002	$ 1,726	$21,806	$62,419	$128,504	$(9,401)	$10,376	$215,430

*  Comprehensive income for the third quarters of 2002 and 2001 was $9,062 and $11,423, respectively.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED COMMUNITY BANKS, INC.
Consolidated Statement of Cash Flows
For the Nine Months Ended September 30,

(in thousands)	2002	2001

Operating activities:	(Unaudited)	(Unaudited)
Net income	$24,220	$20,610
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	5,817	4,234
Provision for loan losses	5,100	4,550
Gain on sale of securities available for sale	(64)	(219)
Gain on sale of other assets	(15)	(127)
Employee stock grant	243	-
Changes in assets and liabilities:
Other assets and accrued interest receivable	(1,906)	79
Accrued expenses and other liabilities	5,238	3,991
Mortgage loans held for sale	(8,228)	(7,464)

Net cash provided by operating activities	30,405	25,654

Investing activities:
Proceeds from sales of securities available for sale	10,289	26,288
Proceeds from maturities and calls of securities available for sale	151,592	117,816
Purchases of securities available for sale	(149,174)	(75,952)
Net increase in loans	(327,149)	(49,295)
Purchases of premises and equipment	(10,083)	(4,442)
Proceeds from sale of other real estate	2,042	1,455

Net cash (used) provided by investing activities	(322,483)	15,870

Financing activities
Net change in deposits	270,463	3,510
Net change in federal funds purchased and repurchase agreements	3,005	(7,322)
Net change in notes payable and other borrowings	7,258	1,463
Proceeds from FHLB advances	256,699	115,000
Repayments of FHLB advances	(214,233)	(115,480)
Proceeds from exercise of stock options	437	574
Retirement of preferred stock	-	(1,148)
Purchase of treasury stock	(4,761)	-
Cash dividends on common stock	(3,747)	(3,171)
Cash dividends on preferred stock	(78)	(95)

Net cash provided (used) by financing activities	315,043	(6,669)

Net change in cash and cash equivalents	22,965	34,855

Cash and cash equivalents at beginning of period	123,027	102,293

Cash and cash equivalents at end of period	$145,992	$137,148

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$59,768	$81,643
Income taxes	14,556	3,583

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

United Community Banks, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 - Accounting Policies

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

Note 2  - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30 (in thousands, except per share data).  All amounts have been restated to reflect the two for one stock split effective May 29, 2002, for shareholders of record May 15, 2002, that was announced on April 25, 2002.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Basic earnings per share:
Weighted average shares outstanding	21,392	21,090	21,402	21,063
Net income available to common shareholders	$8,375	$7,214	$24,142	$20,515
Basic earnings per share	$.39	$.34	$1.13	$.97

Diluted earnings per share:
Weighted average shares outstanding	21,392	21,090	21,402	21,063
Net effect of the assumed exercise of stock options based on the
treasury \stock method using average market price for the period	561	292	545	305
Effect of conversion of subordinated debt	280	280	280	280

Total weighted average shares and common stock equivalents
outstanding	22,233	21,662	22,227	21,648

Net income available to common shareholders	$8,375	$7,214	$24,142	$20,515
Income effect of conversion of subordinated debt, net of tax	29	40	86	137

Net income, adjusted for effect of conversion of subordinated
debt, net of tax	8,404	7,254	24,228	20,652

Diluted earnings per share	$.38	$.33	$1.09	$.95

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

Note 5 – New Accounting Pronouncements

Effective October 1, 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 147, “Acquisitions of Certain Financial Institutions,” which amends both SFAS No. 72, “Accounting for Certain Acquisitions of Banking or Thrift Institutions.” It also requires that those transactions be accounted for in accordance with SFAS No. 141, “Business Combinations,” and SFAS No. 142 “Goodwill and Other Intangible Assets.”

Specifically, the requirement in paragraph 5 of SFAS 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to business combinations within the scope of SFAS No. 72. In addition, this Statement amends SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that SFAS No. 144 requires for other long-lived assets that are held and used.

This new pronouncement will not have a significant impact on the financial position or results of operations of United.

Part I

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Form 10-Q, contains forward-looking statements regarding United Community Banks, Inc., including, without limitation, statements relating to United’s expectations with respect to revenue, credit losses, levels of nonperforming assets, expenses, earnings and other measures of financial performance.  Words such as “may”, “could”, “would”, “should”, “believes”, “expects”, “anticipates”, “estimates”, “intends”, “plans”, “targets” or similar expressions are intended to identify forward-looking statements.  These forward-looking statements are not guarantees of future performance and involve certain risks and uncertainties that are subject to change based on various factors (many of which are beyond United’s control).  The following factors, among others, could cause United’s financial performance to differ materially from the expectations expressed in such forward-looking statements:  (1) business increases, productivity gains and other investments are lower than expected or do not occur as quickly as anticipated;  (2) competitive pressures among financial services companies increase significantly;  (3) the strength of the United States economy in general and/or the strength of the local economies of the states in which United conducts operations changes;  (4) trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, change;  (5) inflation, interest rates and/or market conditions fluctuate;  (6) conditions in the stock market, the public debt market and other capital markets deteriorate;  (7) United fails to develop competitive new products and services and/or new and existing customers do not accept these products and services;  (8) financial services laws and regulations change;  (9) technology changes and United fails to adapt to those changes;  (10) consumer spending and saving habits change;  (11) unanticipated regulatory or judicial proceedings occur; and (12) United is unsuccessful at managing the risks involved in the foregoing.  Additional information with respect to factors that may cause actual results to differ materially from those contemplated by such forward-looking statements may also be included in other reports that United files with the Securities and Exchange Commission.  United cautions that the foregoing list of factors is not exclusive and undue reliance should not be placed on forward-looking statements.  United does not intend to update any forward-looking statement, whether written or oral, relating to the matters discussed in this Form 10-Q.

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

On May 15, 2002, United had a two-for-one stock split.  All financial information and per share amounts included in Management’s Discussion and Analysis have been restated to reflect the change in the number of shares outstanding as of the beginning of the earliest period presented.

On July 18, 2002, United’s Board of Directors approved the merger of its eight Georgia banking charters into a single charter.  The banks will continue to operate under the direction of their local bank presidents and affiliate board of directors.

At September 30, 2002, United had total consolidated assets of $3.1 billion, total loans of $2.3 billion, total deposits of $2.4 billion and stockholders’ equity of $215 million.

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

Results of Operations

Table 1 – Financial Highlights

UNITED COMMUNITY BANKS, INC.
For the Three and Nine Months Ended September 30, 2002

	2002			2001

(in thousands, except per share	Third	Second	First	Fourth	Third
data; taxable equivalent)	Quarter	Quarter	Quarter	Quarter	Quarter

OPERATING INCOME	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
SUMMARY (1)
Interest revenue	$ 49,076	$ 49,326	$ 48,951	$ 49,914	$ 51,312
Interest expense	18,942	18,761	19,690	21,182	24,125

Net interest revenue	30,134	30,565	29,261	28,732	27,187
Provision for loan losses	1,800	1,800	1,500	1,450	1,500
Total fee revenue	7,727	7,302	6,921	6,898	6,107

Total revenue	36,061	36,067	34,682	34,180	31,794
Operating expenses	22,551	23,195	22,373	22,163	20,509

Income before taxes	13,510	12,872	12,309	12,017	11,285
Income taxes	5,109	4,773	4,589	4,312	4,045

Net income	$ 8,401	$ 8,099	$ 7,720	$ 7,705	$ 7,240

PER COMMON SHARE (1)
Basic	$ .39	$ .38	$ .36	$ .36	$ .34
Diluted	.38	.36	.35	.35	.33
Cash dividends declared	.0625	.0625	.0625	.05	.05
Book value	10.01	9.71	9.11	8.97	8.67

KEY PERFORMANCE
RATIOS (1)
Return on common equity (3)	16.56%	16.67%	16.52%	16.93%	16.77%
Return on average assets	1.12	1.12	1.12	1.14	1.12
Efficiency ratio	59.66	61.25	61.83	62.19	61.65
Net interest margin	4.31	4.51	4.51	4.59	4.51
Dividend payout ratio	16.03	16.45	17.36	13.89	14.71
Average equity to average
assets	7.15	6.95	7.02	7.11	6.96

ASSET QUALITY
Allowance for loan losses	$ 30,300	$ 29,190	$ 28,134	$ 27,124	$ 26,427
Non-performing assets	9,591	9,221	9,130	9,670	9,176
Net charge-offs	690	745	490	1,757	724
Allowance for loan losses
to loans	1.30%	1.29%	1.31%	1.35%	1.44%
Non-performing assets to
total assets	.31	.31	.32	.35	.36
Net charge-offs to average
loans	.12	.14	.10	.36	.16

AVERAGE BALANCES
Loans	$ 2,300,681	$ 2,211,980	$ 2,085,153	$ 1,930,400	$ 1,844,934
Earning assets (2)	2,780,276	2,717,074	2,624,650	2,491,762	2,399,920
Total assets	2,976,509	2,911,514	2,806,575	2,673,769	2,571,098
Deposits	2,378,656	2,286,231	2,169,845	2,061,461	1,997,273
Stockholders’ equity	212,703	202,319	196,895	190,008	179,041
Common shares outstanding:
Basic	21,392	21,407	21,407	21,276	21,090
Diluted	22,233	22,383	22,063	21,893	21,662

AT PERIOD END
Loans	$ 2,331,862	$ 2,269,973	$ 2,153,743	$ 2,007,990	$ 1,836,188
Earning assets	2,908,577	2,823,262	2,680,066	2,554,530	2,395,230
Total assets	3,142,393	3,014,608	2,871,843	2,749,257	2,561,368
Deposits	2,386,962	2,340,376	2,256,236	2,116,499	1,999,375
Stockholders’ equity	215,430	209,587	196,703	194,665	184,646
Common shares outstanding	21,345	21,414	21,400	21,511	21,090

REPORTED RESULTS
Net income	$ 8,401	$ 8,099	$ 7,720	$ 6,621	$ 7,240
Earnings per share:
Basic	.39	.38	.36	.31	.34
Diluted	.38	.36	.35	.30	.33
Return on common equity (3)	16.56%	16.67%	16.52%	14.54%	16.77%
Return on average assets	1.12	1.12	1.12	.98	1.12
Efficency ratio	59.66	61.25	61.83	66.73	61.65
Dividend payout ratio	16.03	16.45	17.36	16.13	14.71

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

UNITED COMMUNITY BANKS, INC.
For the Three and Nine Months Ended September 30, 2002

(Table 1 - continued)

	Third
	Quarter	For the Nine		YTD
(in thousands, except per share	2002-2001	Months Ended		2002-2001
data; taxable equivalent)	Change	2002	2001	Change

OPERATING INCOME		(Unaudited)	(Unaudited)
SUMMARY (1)
Interest revenue		$ 147,353	$ 160,122
Interest expense		57,393	79,690

Net interest revenue	11%	89,960	80,432	12%
Provision for loan losses		5,100	4,550
Total fee revenue	27	21,950	18,369	19

Total revenue	13	106,810	94,251	13
Operating expenses	10	68,119	61,743	10

Income before taxes	20	38,691	32,508	19
Income taxes		14,471	11,898

Net income	16	$ 24,220	$ 20,610	18

PER COMMON SHARE (1)
Basic	15	$ 1.13	$ .97	16
Diluted	15	1.09	.95	15
Cash dividends declared	25.1875		.15	25
Book value	15	10.01	8.67	15

KEY PERFORMANCE
RATIOS (1)
Return on common equity (3)		16.58%	16.65%
Return on average assets		1.12	1.08
Efficiency ratio		60.90	62.63
Net interest margin		4.44	4.49
Dividend payout ratio		16.59	15.46
Average equity to average
assets		7.04	6.71

ASSET QUALITY
Allowance for loan losses		$ 30,300	$ 26,427
Non-performing assets		9,591	9,176
Net charge-offs		1,924	2,821
Allowance for loan losses
to loans		1.30%	1.44%
Non-performing assets to
total assets		.31	.36
Net charge-offs to average
loans		.12	.21

AVERAGE BALANCES
Loans	25	$ 2,200,061	$ 1,829,551	20
Earning assets (2)	16	2,707,904	2,394,587	13
Total assets	16	2,898,823	2,555,473	13
Deposits	19	2,279,009	1,992,799	14
Stockholders’ equity	19	204,030	171,472	19
Common shares outstanding:
Basic	1	21,402	21,063	2
Diluted	3	22,227	21,648	3

AT PERIOD END
Loans	27	$ 2,331,862	$ 1,836,188	27
Earning assets	21	2,908,577	2,395,230	21
Total assets	23	3,142,393	2,561,368	23
Deposits	19	2,386,962	1,999,375	19
Stockholders’ equity	17	215,430	184,646	17
Common shares outstanding	1	21,345	21,090	1

REPORTED RESULTS
Net income	16	$ 24,220	$ 20,610	18
Earnings per share:
Basic	15	1.13	.97	16
Diluted	15	1.09	.95	15
Return on common equity (3)		16.58%	16.65%
Return on average assets		1.12	1.08
Efficency ratio		60.90	62.63
Dividend payout ratio		16.59	15.46

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

                Net operating income was $8.4 million for the three months ended September 30, 2002, an increase of $1.2 million, or 16%, from the same period in 2001. Diluted earnings per share was $.38 for the three months ended September 30, 2002, compared with $.33 for the same period in 2001, an increase of 15%.  Return on average common stockholders’ equity for the third quarter of 2002 was 16.56%, compared with 16.77% for the third quarter of 2001.  Return on average assets for the three months ended September 30, 2002 was 1.12%, unchanged from the three months ended September 30, 2001.

                For the nine months ended September 30, 2002, net operating income was $24.2 million, an increase of $3.6 million or 18% over the first nine months of 2001.  Diluted earnings per share was $1.09 for the nine months ended September 30, 2002, compared with $.95 for the same period in 2001, an increase of 15%.  Return on average common stockholders’ equity for the first nine months of 2002 was 16.58%, compared with 16.65% for the first nine months of 2001.  Return on average assets for the nine months ended September 30, 2002 was 1.12%, compared to 1.08% for the nine months ended September 30, 2001.

Net Interest Revenue (Taxable Equivalent)

                Net interest revenue (the difference between the interest earned on assets and the interest paid on deposits and liabilities) is the single largest component of United's total revenue.  United actively manages this revenue source to provide an optimal level of revenue while balancing interest rate, credit and liquidity risks.  Net interest revenue for the quarter of $30.1 million was up 11% over last year, with year-to-date up 12% at $90.0 million.  The main driver of this increase was loan growth.  Average loans increased $456 million or 25% from the third quarter of last year.  This was due to a rise in demand starting late in the fourth quarter of 2001, the addition of seasoned commercial lenders in the metro Atlanta market and the merger with Peoples Bancorp, Inc. (“United Community Bank West Georgia”) completed in the latter half of 2001.  The period end total loans balance increased $496 million over last year, $257 million was across United’s markets in north Georgia and western North Carolina.  The balance of the increase, $239 million was in the metro Atlanta market, including $62 million relating to the merger, as well as strong growth in the remainder of our metro Atlanta market.

                Average interest-earning assets increased $380 million, or 16%, for the quarter and $313 million, or 13%, year-to-date, over the same periods for 2001, reflecting the growth in loans net of attrition in the investment securities portfolio.  The majority of the increase in interest-earning assets was funded by interest-bearing sources as the increases in average interest-bearing liabilities for the quarter and year-to-date were approximately $333 million  and $285 million over 2001.

                The banking industry uses two key ratios to measure relative profitability of net interest revenue.  The net interest rate spread measures the difference between the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities.  The interest rate spread eliminates the impact of non-interest-bearing deposits and gives a direct perspective on the effect of market interest rate movements.  The net interest margin is defined as net interest revenue as a percent of average total interest-earning assets and takes into account the positive impact of investing non interest-bearing deposits and capital.

                For the three months ended September 30, 2002 and 2001, United’s net interest spread was 3.91% and 3.92%, respectively, while the net interest margin was 4.31% and 4.51%, respectively.  For the nine months ended September 30, 2002 and 2001, United’s net interest spread was 4.04% and 3.84%, respectively, while the net interest margin was 4.44% and 4.49%, respectively.  Though net interest spread for the quarter was down only slightly from the third quarter of 2001, and the year-to-date net interest spread increased over the same period in 2001, the net interest margin was down in both the quarterly and year-to-date comparisons.  The decline in the net interest margin was primarily caused by the effects of the low interest rate environment on the growing floating rate loan portfolio.  At September 30, 2002, United had approximately $950 million in loans indexed to the daily Wall Street prime rate compared with $390 million a year ago.  United also had $75 million in notional value of receive-fixed swap contracts that matured late in the second and early in the third quarters.  The combination of the maturing swaps and increase in floating rate loans increased the asset sensitivity of the balance sheet and compressed the net interest margin.  The effect of the margin compression was partially offset by improvement in asset and liability mix caused by the increase in loans and interest-bearing deposits.  Deposit incentive programs begun earlier in the year to attract certificates of deposits and money market accounts also contributed to the margin compression.

                The average yield on interest-earning assets for the third quarter of 2002 was 7.01%, compared with 8.49% in the third quarter of 2001.  For the first nine months of 2002, the average yield on interest-earning assets was 7.27% compared with 8.94% for the first nine months of 2001.  The main driver of this decrease was loan yields which for the three and nine months ended September 30, 2002 were down 193 and 209 basis points, respectively, compared to the same periods in 2001.  A shift toward floating rate loans contributed to the decline caused by the lower rate environment.

                The average cost of interest-bearing liabilities for the third quarter 2002 was 3.10%, a decrease of 147 basis points from third quarter 2001.  For the nine months ended September 30, 2002 and 2001, the average cost of interest-bearing liabilities was 3.23% and 5.10%, respectively, a decrease of 187 basis points.  Both the quarterly and year-to-date decreases were primarily due to lower rates paid on interest-bearing demand deposits and savings accounts and lower pricing on new and renewed time deposits.  For the third quarter of 2002, average core deposits, which include transaction accounts, savings accounts and non-brokered certificates of deposit less than $100,000, increased $240 million, or 15%, to $1.8 billion from a year ago.

                The following table shows the relationship between interest revenue and expense and the average balances of interest-earning assets and interest-bearing liabilities for the three months ended September 30, 2002 and 2001.

Table 2 - Average Consolidated Balance Sheets and Net Interest Analysis
For the Three Months Ended September 30,
(In thousands, taxable equivalent)

		2002			2001

	Average		Avg.	Average		Avg.
	Balance	Interest	Rate	Balance	Interest	Rate

Assets:
Interest-earning assets:
Loans, net of unearned income (1)	$ 2,300,681	$ 42,470	7.32%	$ 1,844,934	$ 43,022	9.25%
Taxable securities (3)	365,199	5,087	5.57	394,371	6,332	6.42
Tax-exempt securities (1)	69,834	1,308	7.49	75,781	1,328	7.01
Federal funds sold and other interest-earning assets	44,562	211	1.89	84,834	630	2.97

Total interest-earning assets	2,780,276	49,076	7.01	2,399,920	51,312	8.49

Non-interest-earning assets:
Allowance for loan losses	(30,038)			(26,220)
Cash and due from banks	76,611			69,813
Premises and equipment	68,761			57,771
Other assets	80,899			69,814

Total assets	$ 2,976,509			$ 2,571,098

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits:
Transaction accounts	$ 671,576	$ 3,073	1.82	$ 479,478	$ 3,089	2.56
Savings deposits	99,723	134.53		93,382	305	1.30
Certificates of deposit	1,294,296	11,303	3.46	1,154,127	15,398	5.29

Total interest-bearing deposits	2,065,595	14,510	2.79	1,726,987	18,792	4.32

Federal Home Loan Bank advances	290,542	3,233	4.41	274,553	3,846	5.56
Long-term debt and other borrowings	71,452	1,199	6.66	93,147	1,487	6.33

Total borrowed funds	361,994	4,432	4.86	367,700	5,333	5.75

Total interest-bearing liabilities	2,427,589	18,942	3.10	2,094,687	24,125	4.57

Non-interest-bearing liabilities:
Non-interest-bearing deposits	313,061			270,286
Other liabilities	23,156			27,084

Total liabilities	2,763,806			2,392,057

Stockholders' equity	212,703			179,041

Total liabilities
and stockholders' equity	$ 2,976,509			$ 2,571,098

Net interest revenue		$ 30,134			$ 27,187

Net interest-rate spread			3.91%			3.92%

Net interest margin (2)			4.31%			4.51%

(1) Interest revenue on tax-exempt securities and loans has been increased to reflect comparable interest on taxable securities.
(2) Net interest margin is taxable equivalent net-interest revenue divided by average interest-earning assets.
(3) Securities available for sale are reported at amortized cost. Pretax unrealized gains of $13.6 million in 2002 and $8.8 million in
2001 are included in other assets for purposes of this presentation.

                The following table shows the relationship between interest revenue and expense and the average balances of interest-earning assets and interest-bearing liabilities for the nine months ended September 30, 2002 and 2001.

Table 2 - Average Consolidated Balance Sheets and Net Interest Analysis (continued)
For the Nine Months Ended September 30,
(In thousands, taxable equivalent)

		2002			2001

	Average		Avg.	Average		Avg.
	Balance	Interest	Rate	Balance	Interest	Rate

Assets:
Interest-earning assets:
Loans, net of unearned income (1)	$ 2,200,061	$ 125,988	7.66%	$ 1,829,551	$ 133,414	9.75%
Taxable securities (3)	379,437	16,528	5.81	414,490	20,709	6.66
Tax-exempt securities (1)	70,513	4,006	7.57	77,462	4,032	6.94
Federal funds sold and other interest-earning assets	57,893	831	1.91	73,084	1,967	3.59

Total interest-earning assets	2,707,904	147,353	7.27	2,394,587	160,122	8.94

Non-interest-earning assets:
Allowance for loan losses	(28,947)			(25,810)
Cash and due from banks	75,412			60,097
Premises and equipment	67,291			57,358
Other assets	77,163			69,241

Total assets	$ 2,898,823			$ 2,555,473

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits:
Transaction accounts	$ 621,811	$ 8,469	1.82	$ 450,399	$ 10,395	3.09
Savings deposits	97,875	398.54		90,017	1,247	1.85
Certificates of deposit	1,262,046	34,355	3.64	1,183,114	51,585	5.83

Total interest-bearing deposits	1,981,732	43,222	2.92	1,723,530	63,227	4.90

Federal Home Loan Bank advances	288,484	10,282	4.77	275,094	11,804	5.74
Long-term debt and other borrowings	104,379	3,889	4.98	90,512	4,659	6.88

Total borrowed funds	392,863	14,171	4.82	365,606	16,463	6.02

Total interest-bearing liabilities	2,374,595	57,393	3.23	2,089,136	79,690	5.10

Non-interest-bearing liabilities:
Non-interest-bearing deposits	297,277			269,269
Other liabilities	22,921			25,596

Total liabilities	2,694,793			2,384,001

Stockholders' equity	204,030			171,472

Total liabilities
and stockholders' equity	$ 2,898,823			$ 2,555,473

Net interest revenue		$ 89,960			$ 80,432

Net interest-rate spread			4.04%			3.84%

Net interest margin (2)			4.44%			4.49%

(1) Interest revenue on tax-exempt securities and loans has been increased to reflect comparable interest on taxable securities.
(2) Net interest margin is taxable equivalent net-interest revenue divided by average interest-earning assets.
(3) Securities available for sale are reported at amortized cost. Pretax unrealized gains of $9.5 million in 2002 and $7.7 million in
2001are included in other assets for purposes of this presentation.

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

Table 3 - Change in Interest Revenue and Expense on a Tax Equivalent Basis
(in thousands)

	Three Months Ended September 30, 2002			Nine Months Ended September 30, 2002
	Compared to 2001			Compared to 2001
	Increase (decrease)			Increase (decrease)
	due to changes in			due to changes in

	Volume	Rate	Total	Volume	Rate	Total

Interest-earning assets:
Loans	$9,426	$(9,978)	$(552)	$24,203	$(31,629)	$(7,426)
Taxable securities	(446)	(799)	(1,245)	(1,662)	(2,519)	(4,181)
Tax-exempt securities	(108)	88	(20)	(135)	109	(26)
Federal funds sold and other interest-earning assets	(238)	(181)	(419)	(350)	(786)	(1,136)

Total interest-earning assets	8,634	(10,870)	(2,236)	22,056	(34,825)	(12,769)

Interest-bearing liabilities:
Transaction accounts	1,029	(1,045)	(16)	3,175	(5,101)	(1,926)
Savings deposits	19	(190)	(171)	100	(949)	(849)
Certificates of deposit	1,702	(5,797)	(4,095)	3,247	(20,477)	(17,230)

Total interest-bearing deposits	2,750	(7,032)	(4,282)	6,522	(26,527)	(20,005)
Federal Home Loan Bank advances	214	(827)	(613)	553	(2,075)	(1,522)
Long-term debt and other borrowings	(361)	73	(288)	643	(1,413)	(770)

Total borrowed funds	(147)	(754)	(901)	1,196	(3,488)	(2,292)

Total interest-bearing liabilities	2,603	(7,786)	(5,183)	7,718	(30,015)	(22,297)

Increase in net interest revenue	$6,031	$(3,084)	$2,947	$14,338	$(4,810)	$9,528

Provision for Loan Losses

                The provision for loan losses was $1.8 million for the third quarter of 2002, compared with $1.5 million for the same period in 2001.  For the first nine months of 2002, the provision was $5.1 million , compared to $4.6 million for the first nine months of 2001.  As a percentage of average outstanding loans (on an annualized basis), the third quarter and year-to-date 2002 provision for loan losses was .31%, while for third quarter and year-to-date 2001 it was .33%.  United continues to experience strong credit quality and a relatively stable level of non-performing assets.  Net loan charge-offs as a percentage of average outstanding loans for the three months ended September 30, 2002 were .12% as compared with .16% for the same period in 2001.  For the nine months ended September 30, 2002 and 2001, net loan charge-offs as a percentage of average outstanding loans were .12% and .21%, respectively.

                The provision for loan losses is based on management’s evaluation of losses inherent in the loan portfolio and the corresponding analysis of the allowance for loan losses.  Additional discussion on loan quality and the allowance for loan losses is included in the Asset Quality section of this report.

Fee Revenue

                Fee revenue for the second quarter of 2002, totaled $7.7 million, compared with $6.1 million for 2001.  Fee revenue was approximately 21% of total revenue for both the quarter and year-to-date, compared with 19% for the same periods a year ago.  United is focused on increasing fee revenue through new products and services.  The following table presents the components of fee revenue for the third quarter and year-to-date for 2002 and 2001.

Table 4 - Fee Revenue
For the Three and Nine Months Ended September 30,
(in thousands, taxable equivalent)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			Change			Change
	2002	2001	2002-2001	2002	2001	2002-2001

Service charges and fees	$3,576	$2,377	50%	$9,801	$7,304	34%
Mortgage loan and related fees	1,844	1,486	24	5,087	3,801	34
Consulting fees	1,216	1,112	9	3,381	3,732	(9)
Brokerage fees	467	389	20	1,456	953	53
Securities gains, net	64	27		64	219
Other	560	716	(22)	2,161	2,360	(8)

Total	$7,727	$6,107	27	$21,950	$18,369	19

                The main driver of fee revenue growth was service charges on deposit accounts of $3.6 million, up $1.2 million, or 50%, over the third quarter of 2001, and $9.8 million for the first nine months of 2002, up $2.5 million, or 34% over the first nine months of 2001.  The increase in service charges and fees was primarily due to higher fees related to new products and services introduced in 2002, as well as an increase in the number of accounts and transaction activity.

                Another contributor to the increase in fee revenue this quarter was mortgage loan and related fees of $1.8 million, up $358,000.  Year-to-date, mortgage loan and related fees of $5.1 million were up $1.3 million, or 34% from the same period in 2001.  Mortgage loan originations in United’s markets for the third quarter of 2002 were up from the third quarter of 2001 and second quarter 2002, as mortgage rates fell in the third quarter of 2002 with the flattening of the yield curve.  Substantially all of these originated residential mortgages were sold into the secondary market, including the right to service these loans.

                Consulting fees for the quarter were $1.2 million, up $104,000, or 9% from a year ago.  Year-to-date, consulting fees of $3.4 million were down 9% from the same period in 2001.  The events of third quarter 2001 slowed business dramatically for a good portion of the fourth quarter of 2001.  Late in the first quarter of 2002 business started to show signs of a rebound, and continued to recover throughout the second and third quarters.

                Brokerage fees of $.5 million were up 20% over the amount reported in the third quarter of 2001.  Year-to-date they were up 53% over the first nine months of 2001.  Over the last two years, United has been building its brokerage business by recruiting brokers and offering brokerage services to its existing customer base.

                Other fee revenue for the three months ended September 30, 2002 was down $156,000 compared to the same period in 2001.  The majority of the decrease was due to a gain recorded on the sale of branch property in the third quarter of last year.

Operating Expenses

                For the three months ended September 30, 2002, total operating expenses were $22.6 million, compared with $20.5 million for 2001, while year-to-date total operating expenses for 2002 were $68.1 million, compared with $61.7 million for the same period in 2001.  The following table presents the components of operating expenses for the three and nine months ended September 30, 2002 and 2001.

Table 5 - Operating Expenses
For the Three and Nine Months Ended September 30,
(in thousands)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			Change			Change
	2002	2001	2002-2001	2002	2001	2002-2001

Salaries and employee benefits	$ 14,352	$ 12,490	15%	$ 42,786	$ 36,820	16%
Occupancy	2,047	1,921	7	6,223	5,866	6
Communications and equipment	1,685	1,556	8	4,708	4,446	6
Postage, printing and supplies	870	1,057	(18)	2,836	3,029	(6)
Professional fees	881	706	25	2,621	2,700	(3)
Advertising and public relations	639	659	(3)	2,358	2,058	15
Amortization of intangibles	85	190	(55)	255	570	(55)
Other	1,992	1,930	3	6,332	6,254	1

Total	$ 22,551	$ 20,509	10	$ 68,119	$ 61,743	10

                Salaries and benefits for the third quarter of 2002 totaled $14.4 million, an increase of 15% over the same period in 2001.  For the first nine months of 2002, salaries and benefits of $42.8 million were up 16% over the first nine months of 2001.  United’s full-time equivalent staff increased to 1,098, up 114 from a year ago.  The head count growth was evenly divided between a merger, business development and infrastructure.  The merger with United Community Bank West Georgia added approximately 30 staff.  Business development at various banks added approximately 40 staff, including lenders in the metro Atlanta market, plus five new banking and commercial loan office locations and other customer support.  The holding company and operations added approximately 40 staff, which included staff for a regional credit function, two new processing centers and other support areas.  An increase in variable incentive compensation resulting from higher mortgage loan production and brokerage fees accounted for most of the remaining increase.

                Postage, printing and supplies in the third quarter of $870,000, and year-to-date of $2.8 million, are down 18% and 6%, respectively, from the same periods last year.  This decrease was due to the write off of old stationary and printed products in the third quarter of last year as United’s banking subsidiaries came under a common brand name.

                Professional fees of $881,000 were up $175,000 or 25% from the third quarter of 2001, while for the first nine months of 2002, these expenses were $2,621,000, down 3% over the same period in 2001.  The main driver of this increase has been the reliance on professional services to support additional business as the company has grown.

                Amortization of intangibles of $85,000 for the quarter and $255,000 year-to-date decreased 55% from prior periods.  This decrease was due to adoption of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangibles” which discontinued amortization of goodwill effective January 1, 2002.

                The efficiency ratio measures total operating expenses as a percentage of total revenue, excluding the provision for loan losses and net securities gains and losses.   United’s efficiency ratio for the third quarter of 2002 was 59.66% as compared with 61.65% for the third quarter of 2001.  For the first nine months of 2002 and 2001, the efficiency ratios were 60.90% and 62.63%, respectively.  The improvement in the efficiency ratio is due to management’s focus on controlling operating expenses.

Income Taxes

                Income taxes, excluding taxable equivalent adjustments, were $4.5 million in the third quarter of 2002, compared with $3.6 million in the third quarter of 2001.  For the first nine months of 2002, income taxes were $12.7 million, compared with $10.3 million over the same period in 2001.  The effective tax rates (as a percentage of pre-tax net income) for third quarter 2002 and 2001 were 35.0% and 33.0%, respectively.  For the first nine months of 2002 and 2001, the effective tax rates were 34.4% and 33.3%, respectively.  These effective tax rates are lower than the statutory tax rate primarily due to interest revenue on certain investment securities and loans that are exempt from income taxes.  The increase in the effective tax rates from 2001 is due to less tax-exempt revenue in 2002 on a growing revenue base.  Additional information regarding income taxes can be found in Note 10 to the Consolidated Financial Statements filed with United’s 2001 Form 10-K.

Balance Sheet Review

              Total assets at September 30, 2002 were $3.142 billion, 14% higher than the $2.749 billion as of December 31, 2001 and 23% higher than the $2.561 billion as of September 30, 2001.  Average total assets for the third quarter of 2002 were $2.977 billion, up $405 million from the average assets in the third quarter of 2001.

Loans

             At September 30, 2002, total loans were $2.332 billion, an increase of $496 million, or 27% from September 30, 2001 and an increase of $324 million, or 16%, from December 31, 2001.  Average total loans for the third quarter of 2002 were $2.301 billion, an increase of $456 million, or 25% over third quarter of 2001.  Over the past five years, United has experienced strong loan growth in all markets, with particular strength in loans secured by real estate, both residential and non-residential.  Substantially all of United’s loans are to customers located in Georgia and North Carolina, the immediate market areas of the Banks.  This includes loan customers who have a seasonal residence in the Banks’ market areas.   After some softness in the first three quarters of 2001, loan growth began to pick up in the fourth quarter of 2001 and continued through the first nine months of 2002.  Approximately $230 million of the increase occurred in construction and land development loans which was split evenly between residential and commercial.  Growth has also been strong in residential and commercial real estate loans which grew $127 million and $129 million, respectively from September 30, 2001.

Asset Quality and Risk Elements

              United manages asset quality and controls credit risk through close supervision of the loan portfolio and the application of policies designed to promote sound underwriting and loan monitoring practices.  United's loan administration function is charged with monitoring asset quality, establishing credit policies and procedures and enforcing the consistent application of these policies and procedures at all of the Banks.  Additional information on United’s loan administration function is included in Item 1 under the heading Loan Review and Non-performing Assets in United’s Annual Report on Form 10-K.

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

                The following table presents a summary of changes in the allowance for loan losses for the three and nine months ended September 30, 2002 and 2001.

Table 6 - Summary of Loan Loss Experience
For the Three and Nine Months Ended September 30,
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Balance beginning of period	$29,190	$25,651	$27,124	$24,698
Loans charged-off	(1,031)	(949)	(2,875)	(3,516)
Recoveries	341	225	951	695

Net charge-offs	(690)	(724)	(1,924)	(2,821)
Provision for loan losses	1,800	1,500	5,100	4,550

Balance end of period	$30,300	$26,427	$30,300	$26,427

Total loans:
At period end	$2,331,862	$1,836,188	$2,331,862	$1,836,188
Average	2,300,681	1,844,934	2,200,061	1,829,551
As a percentage of average loans:
Net charge-offs	.12%	.16%	.12%	.21%
Provision for loan losses	.31	.33	.31	.33
Allowance as a percentage of period end loans	1.30	1.44	1.30	1.44
Allowance as a percentage of non-performing loans	334	363	334	363

                Management believes that the allowance for loan losses at September 30, 2002 is adequate to absorb losses inherent in the loan portfolio.  This assessment involves uncertainty and judgment; therefore, the adequacy of the allowance for loan losses cannot be determined with precision and may be subject to change in future periods.  In addition, bank regulatory authorities, as part of their periodic examination of the Banks, may require additional charges to the provision for loan losses in future periods if the results of their review warrant such additions.

Non-performing Assets

                Non-performing loans, which include non-accrual loans and accruing loans past due over 90 days, totaled $9.1 million at September 30, 2002, compared with $8.6 million at December 31, 2001 and $7.3 million at September 30, 2001.  There is no concentration of non-performing loans attributable to any specific industry.  At September 30, 2002, the ratio of non-performing loans to total loans was .39%, compared with .43% at December 31, 2001 and .40% at September 30, 2001.  Non-performing assets, which include non-performing loans and foreclosed real estate, totaled $9.6 million at September 30, 2002, compared with $9.7 million at December 31, 2001 and $9.2 million at September 30, 2001.

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

                There were no commitments to lend additional funds to customers whose loans were on non-accrual status at September 30, 2002.  The table below summarizes United's non-performing assets.

Table 7 - Non-Performing Assets
(in thousands)

	September 30,	December 31,	September 30,
	2002	2001	2001

Non-accrual loans	$9,022	$8,610	$6,905
Loans past due 90 days or more and still accruing	47	-	366

Total non-performing loans	9,069	8,610	7,271
Other real estate owned	522	1,060	1,905

Total non-performing assets	$9,591	$9,670	$9,176

Total non-performing loans as a percentage of total loans	.39%	.43%	.40%

Total non-performing assets as a percentage of total assets	.31	.35	.36

                At September 30, 2002, United had $16.4 million of loans that were not classified as non-performing but for which known information about the borrowers’ financial condition caused management to have concern about the ability of the borrowers to comply with the repayment terms of the loans.   These loans were identified through the loan review process described in the Asset Quality and Risk Elements section of this discussion above that provides for assignment of a risk rating based on a ten-grade scale to all commercial and commercial real estate loans.  Based on the evaluation of current market conditions, loan collateral, other secondary sources of repayment and cash flow generation, management does not anticipate any significant losses related to these loans.  These loans are subject to continuing management attention and are considered in the determination of the allowance for loan losses.

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

                Total average investment securities decreased 7% from third quarter of 2001 primarily due to accelerated prepayment of mortgages underlying mortgage-backed securities, brought on by the current lower rate environment, as well as other scheduled maturities.

                The investment securities portfolio consists of U.S. Government and agency securities, municipal securities, various equity securities and U.S. Government sponsored agency mortgage-backed securities.  A mortgage-backed security relies on the underlying mortgage pools of loans to provide a cash flow of principal and interest.  The actual maturities of these securities will differ from the contractual maturities because the loans underlying the security may prepay.  Decreases in interest rates will generally cause an acceleration of prepayment levels.  In a declining interest rate environment, United generally will not be able to reinvest the proceeds from these prepayments in assets that have comparable yields.

Deposits

                Total deposits at September 30, 2002 were $2.387 billion, an increase of $388 million from September 30, 2001.  Total non-interest-bearing demand deposit accounts increased $47 million and interest-bearing demand accounts increased $190 million from the third quarter of 2001.  Total time deposits as of September 30, 2002 were $1.285 billion, an increase of $146 million from the third quarter 2001.

                Time deposits of $100,000 and greater totaled $396 million at September 30, 2002, compared with $347 million at September 30, 2001. United utilizes “brokered” time deposits, issued in certificates of less than $100,000, as an alternative source of cost-effective funding.   Brokered time deposits outstanding at September 30, 2002 and September 30, 2001 were $138 and $60 million, respectively.

Wholesale Funding

                At September 30, 2002, all of the Banks were shareholders in the Federal Home Loan Bank of Atlanta. Through this affiliation, secured advances totaling $333 million were outstanding at rates competitive with time deposits of like maturities.  United anticipates continued utilization of this short and long term source of funds.  The FHLB advances outstanding at September 30, 2002 had both fixed and floating interest rates ranging from 1.93% to 7.81%.  Approximately 23% of the FHLB advances mature prior to December 31, 2002.  Additional information regarding FHLB advances, including scheduled maturities, is provided in Note 8 to the consolidated financial statements filed with United’s 2001 Form 10-K.

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

                The Company’s net interest revenue is influenced by changes in the level of interest rates.  The Company manages its exposure to fluctuations in interest rates through policies established by the Asset/Liability Management Committee (“ALCO”) of United and of its subsidiary Banks.  The ALCO meets periodically and has responsibility for approving asset/liability management policies, formulating and implementing strategies to improve balance sheet positioning and/or earnings and reviewing the interest rate sensitivity of the Company.

                One of the tools management utilizes to estimate the sensitivity of net interest revenue to changes in interest rates is an interest rate simulation model.  Such estimates are based upon a number of assumptions for various scenarios, including the level of balance sheet growth, deposit repricing characteristics and the rate of prepayments.  The simulation model measures the potential change in net interest revenue over a twelve-month period under six interest rate scenarios.  The first scenario assumes rates remain flat (“flat rate scenario”) over the next twelve months and is the scenario that all others are compared to in order to measure the change in net interest revenue.  The second scenario is a most likely scenario that projects the most likely change in rates over the next twelve months based on the slope of the yield curve.  United runs ramp scenarios that assume gradual increases and decreases of 100 basis points each over the next twelve months.  United’s policy for net interest revenue simulation is limited to a change from the flat rate scenario of less than 5% for the up or down 100 basis point ramp scenarios over twelve months.  At September 30, 2002, United’s simulation model indicated that a 100 basis point increase in rates over the next twelve months would cause an approximate 3% increase in net interest revenue and a 100 basis point decrease in rates over the next twelve months would cause an approximate 2% decrease in net interest revenue.

                In order to assist in achieving a desired level of interest rate sensitivity, United uses off-balance sheet contracts that are considered derivative financial instruments. Derivative financial instruments can be a cost and capital effective means of modifying the repricing characteristics of on-balance sheet assets and liabilities.  At September 30, 2002, United was a party to interest rate swap contracts under which United pays a variable rate and receives a fixed rate.

The following table presents United’s interest rate swap contracts outstanding at September 30, 2002.

Table 8 - Interest Rate Swap Contracts
As of September 30, 2002
(in thousands)

	Notional	Rate	Rate	Fair
Type/Maturity	Amount	Received	Paid (1)	Value

Fair Value Contracts
January 2, 2003	$15,000	7.21%	4.75%	$95

Cash Flow Contracts
March 24, 2003	$25,000	7.80	4.75	395
June 18, 2003	25,000	7.85	4.75	595
December 31, 2003	100,000	4.85	4.75	292

Total Cash Flow Contracts	150,000	5.84	4.75	1,282

Total/weighted average	$165,000	5.97%	4.75%	$1,377

(1) Based on prime rate at September 30, 2002

                United’s derivative financial instruments are classified as fair value and cash flow hedges.  Fair value hedges recognize currently in earnings both the impact of change in the fair value of the derivative financial instrument and the offsetting impact of the change in fair value of the hedged asset or liability.  United’s fair value hedges consist of one interest rate swap contract, where United receives a fixed interest rate and pays a floating interest rate based on Wall Street Prime.  The swap is designated as hedging fixed rate deposit liabilities.  The change in fair value of cash flow hedges is recognized in other comprehensive income.  United’s cash flow hedges consist of three interest rate swap contracts that are designated as hedges of daily repricing prime based loans.  Under these contracts, United receives a fixed interest rate and pays a floating rate based on Wall Street Prime.

                 United requires all derivative financial instruments be used only for asset/liability management through the hedging of specific transactions or positions, and not for trading or speculative purposes.  Management believes that the risk associated with using derivative financial instruments to mitigate interest rate risk sensitivity is minimal and should not have any material unintended impact on United’s financial condition or results of operations.  In order to mitigate potential credit risk, United requires the counterparties to derivative contracts to pledge securities as collateral to cover the net exposure.

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

                 The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and the maturities and sales of securities.  Mortgage loans held for sale totaled $24.8 million at September 30, 2002, and typically turn over every 45 days as the closed loans are sold to investors in the secondary market. Other short-term investments such as federal funds sold are additional sources of liquidity.

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

                 As disclosed in United's consolidated statements of cash flows, net cash provided by operating activities was $30.4 million for the nine months ended September 30, 2002.  The major contributors in this category were net income of $24.2 million and an increase in accrued expenses and other liabilities of $5.2 million, net of $8.2 million used to fund the increase in mortgage loans held for sale.  Net cash used by investing activities of $322.5 million consisted primarily of a net increase in loans totaling $327.1 million, as well as a net decrease in investment securities of $12.7 million and an increase in premises and equipment of $10.1 million.  Net cash provided by financing activities consisted primarily of a $270.5 million increase in deposits, net proceeds from FHLB advances of $42.5 million, a net increase of $7.3 million in notes payable and other borrowings and a net increase in federal funds purchased and repurchase agreements of $3.0 million, partially offset by cash paid to purchase treasury stock of $4.8 million and cash dividends payments on common stock of $3.7 million.  In the opinion of management, United's liquidity position at September 30, 2002, is sufficient to meet its expected cash flow requirements.

Capital Resources and Dividends

                 Stockholders' equity at September 30, 2002 was $215.4 million, an increase of $30.8 million from September 30, 2001.  Accumulated other comprehensive income (loss) is not included in the calculation of regulatory capital adequacy ratios.  Excluding the change in the accumulated other comprehensive gain, stockholders’ equity increased by 17% from September 30, 2001. Dividends of $1.3 million, or $.0625 per share, were declared on common stock during the third quarter of 2002 bringing the total for the year to $4.0 million, or $.1875 per share, an increase of 25% per share from the amount declared in 2001. The dividend payout ratio for the third quarters of 2002 and 2001 were 16% and 15%, respectively, while the payout ratio for the first nine months of 2002 was 17% compared to the first nine months of 2001 at 15%.  United has historically retained the majority of its earnings in order to provide a cost effective source of capital for continued growth and expansion.  However, in recognition that cash dividends are an important component of shareholder value, management has instituted a dividend program that provides for increased cash dividends when earnings and capital levels permit.

                 During 2001, United’s Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company’s common stock through the end of 2002 for general corporate purposes.  On October 17, 2002, the Board of Directors increased the authorization to 1,500,000 and extended it to December 31, 2003.  Through September 30, 2002, United repurchased a total of 518,229 shares under this authorization.

                 On March 18, 2002, United began trading on The Nasdaq Stock Market under the symbol UCBI.  Previously, the stock was listed on the over-the-counter market on the Pink Sheets.  The closing price for the period ended September 30, 2002 was $24.30.  Below is a schedule of high and low stock prices for the first three quarters of 2002 and all quarters in 2001.  For periods prior to March 18, 2002, prices are based on information available to United at that time.

Table 9 - Stock Price Information
(All prior period amounts have been restated to reflect the 2 for 1 stock split announced April 25, 2002)

	2002		2001

	High	Low	High	Low

First quarter	$ 28.60	$ 19.00	$ 19.50	$ 14.50
Second quarter	30.00	23.90	19.00	15.00
Third quarter	29.55	23.15	22.50	17.50
Fourth quarter			20.00	17.50

                 The following table presents the cash dividends declared in the first three quarters of 2002 and all quarters of 2001 and the respective payout ratios as a percentage of net income.

Table 10 - Dividend Payout Information
(All prior period amounts have been restated to reflect the 2 for 1 stock split announced April 25, 2002)

	2002		2001

	Dividend	Payout %	Dividend	Payout %

First quarter	$ .0625	17	$ .05	16
Second quarter	.0625	16.05		15
Third quarter	0625	16.05		15
Fourth quarter			.05	14

                 The Board of Governors of the Federal Reserve System has issued guidelines for the implementation of risk-based capital requirements by U.S. banks and bank holding companies.  These risk-based capital guidelines take into consideration risk factors, as defined by regulators, associated with various categories of assets, both on and off balance sheet.  Under the guidelines, capital strength is measured in two tiers which are used in conjunction with risk adjusted assets to determine the risk based capital ratios.  The guidelines require an 8% total risk-based capital ratio, of which 4% must be Tier I capital.  To be considered well capitalized under the guidelines, a 10% total risk-based capital ratio is required, of which 6% must be Tier I capital.

                 The following table shows United’s capital ratios, as calculated under regulatory guidelines, at September 30, 2002 and September 30, 2001.

Table 11 - Capital Ratios
(in thousands)

		2002		2001

	Well	Actual	Regulatory	Actual	Regulatory
	Capitalized	Amount	Minimum	Amount	Minimum

Tier I Leverage:
Amount		$ 228,203	$ 88,910	$ 203,214	$ 76,891
Ratio	5.00%	7.70%	3.00%	7.90%	3.00%

Tier I Risk Based:
Amount		$ 228,203	$ 92,214	$ 203,214	$ 73,654
Ratio	6.00%	9.90%	4.00%	11.00%	4.00%

Total Risk Based:
Amount		$ 259,918	$ 184,427	$ 229,628	$ 147,307
Ratio	10.00%	11.27%	8.00%	12.40%	8.00%

                 United's Tier I capital, which excludes other comprehensive income, consists of stockholders' equity and qualifying capital securities less goodwill and deposit-based intangibles, totaled $228 million at September 30, 2002.  Tier II capital components include supplemental capital items such as a qualifying allowance for loan losses and qualifying subordinated debt.  Tier I capital plus Tier II capital components is referred to as Total Risk-based capital and was $260 million at September 30, 2002. The capital ratios, as calculated under the guidelines, were 9.90% and 11.27% for Tier I and Total Risk-based capital, respectively, at September 30, 2002.

                 A minimum leverage ratio is required in addition to the risk-based capital standards and is defined as Tier I capital divided by average assets adjusted for goodwill and deposit-based intangibles.  Although a minimum leverage ratio of 3% is required for the highest-rated bank holding companies which are not undertaking significant expansion programs, the Federal Reserve Board requires a bank holding company to maintain a leverage ratio greater than 3% if it is experiencing or anticipating significant growth or is operating with less than well-diversified risks in the opinion of the Federal Reserve Board.  Financial institutions with a leverage ratio exceeding 5% are considered to be well capitalized.  The Federal Reserve Board uses the leverage and risk-based capital ratios to assess capital adequacy of banks and bank holding companies.  United's leverage ratios at September 30, 2002 and September 30, 2001 were 7.70% and 7.90%, respectively.

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

Part I

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

                There have been no material changes in United’s quantitative and qualitative disclosures about market risk as of September 30, 2002 from that presented in United’s Annual Report on Form 10-K for the year ended December 31, 2001.  United’s interest rate sensitivity position at September 30, 2002 is included in management’s discussion and analysis on page 18 of this report.

Item 4.  Controls and Procedures

                United’s management, including the Chief Executive Officer and Chief Financial Officer, supervised and participated in an evaluation of the company’s disclosure controls and procedures (as defined in federal securities rules) within 90 days prior to the filing of this report.  Based on that evaluation, United’s Chief Executive Officer and Chief Financial Officer have concluded that United’s disclosure controls and procedures were effective as of the date of that evaluation.

                There were no significant changes in the company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

              (b)  Reports on Form 8-K - None

Signatures

                Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                                UNITED COMMUNITY BANKS, INC.

                                                                                                By:          /s/ Jimmy C. Tallent
                                                                                                        Jimmy C. Tallent
                                                                                                        President and Chief Executive Officer
                                                                                                        (Principal Executive Officer)

                                                                                                By           /s/ Rex S. Schuette
                                                                                                        Rex S. Schuette
                                                                                                        Executive Vice President and
                                                                                                        Chief Financial Officer
                                                                                                        (Principal Financial Officer)

                                                                                                Date:  November 14, 2002

Certifications

I, Jimmy C. Tallent, President and Chief Executive Officer of United,  certify that:

1.  I have reviewed this quarterly report on Form 10-Q of United Community Banks, Inc. (“United”);

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of United as of, and for, the periods presented in this quarterly report;

4.  United’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for United and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to United, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of United’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. United’s other certifying officers and I have disclosed, based on our most recent evaluation, to United’s auditors and the audit committee of United’s board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect United’s ability to record, process, summarize and report financial data and have identified for United’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in United’s internal controls; and

6.  United’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material  weaknesses.

                                                                                                                By:          /s/ Jimmy C. Tallent
                                                                                                                                Jimmy C. Tallent
                                                                                                                                President and Chief Executive Officer

                                                                                                                                Date:  November 14, 2002

I, Rex S. Schuette, Executive Vice President and Chief Financial Officer of United, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of United Community Banks, Inc. (“United”);

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of United as of, and for, the periods presented in this quarterly report;

4.  United’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for United and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to United, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of United’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. United’s other certifying officers and I have disclosed, based on our most recent evaluation, to United’s auditors and the audit committee of United’s board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect United’s ability to record, process, summarize and report financial data and have identified for United’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in United’s internal controls; and

6.  United’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material  weaknesses.

                                                                                                                By:          /s/ Rex S. Schuette
                                                                                                                                Rex S. Schuette
                                                                                                                                Executive Vice President and
                                                                                                                                Chief Financial Officer

                                                                                                                                Date:  November 14, 2002