Form 10-K
period 2002-12-31
UNITED COMMUNITY BANKS INC
filed 2003-03-20
CIK 857855

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

Commission File Number 0-21656

UNITED COMMUNITY BANKS, INC.

(Exact name of registrant as specified in its charter)

Georgia	58-180-7304

(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

63 Highway 515 Blairsville, Georgia	30512

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (706) 781-2265

Securities registered pursuant to Section 12(b) of the Act: None

Name of exchange on which registered: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $1.00 par value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No   ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes   ☒    No   ☐

     Aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 28, 2002: $528,611,049 (based on shares held by non-affiliates at $29.62 per share, the closing stock price on the Nasdaq stock market on June 28, 2002).

     As of March 14, 2003, 22,547,837 shares of common stock were issued, including 280,000 shares deemed outstanding pursuant to prime plus 1/4% convertible subordinated payable-in-kind debentures due December 31, 2006 and presently exercisable options to acquire 1,061,320 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 30, 2003 are incorporated herein into Part III by reference.

PART I

ITEM 1. BUSINESS.

United and the Banks

     United Community Banks, Inc. (“United”), a bank holding company registered under the Bank Holding Company Act of 1956, was incorporated under the laws of Georgia in 1987 and commenced operations in 1988 by acquiring 100% of the outstanding shares of Union County Bank, Blairsville, Georgia, now known as United Community Bank (“UCB-Georgia”). Substantially all of United’s activities are currently conducted by its wholly-owned bank subsidiaries: UCB-Georgia, which was organized as a Georgia banking corporation in 1949 and began business in 1950; and United Community Bank, Brevard, North Carolina (“UCB-North Carolina”), which United acquired in 1990. UCB-Georgia and UCB-North Carolina are collectively referred to in this report as the “Banks.”

     Since the early 1990’s, United has actively expanded its market coverage through organic growth, as well as a series of acquisitions of banks whose managements share United’s community banking and customer service philosophies. Although those acquisitions have only contributed to approximately thirty percent of United’s overall growth, their contribution has mostly been to open up new markets that have above average organic growth potential. Organic growth and acquisitions will continue to be a part of United’s growth strategy and will be used to extend United’s reach into new markets.

     The Banks are community-oriented, and offer a full range of retail and corporate banking services, including checking, savings, and time deposit accounts, secured and unsecured loans, wire transfers, brokerage services, and rental of safe deposit boxes. As of December 31, 2002, the Banks operated through 53 locations. To emphasize the commitment to community banking, United’s two bank subsidiaries operate with a decentralized management structure that is currently organized as seventeen community banks (“Community Banks”) with local bank presidents (referred to herein as the “Presidents”) who are closely tied to the communities they serve and have the authority, alone or with local officers, to make most credit decisions.

     On January 8, 2003, United announced a definitive agreement to acquire First Central Bancshares, a one-bank holding company with assets of $150 million headquartered in Lenoir City, Tennessee, for approximately $30 million and is expected to close on March 31, 2003. United will pay First Central’s shareholders 821,600 shares of its common stock and approximately $9 million in cash for all of the outstanding shares of First Central. United will operate First Central’s wholly-owned Tennessee bank subsidiary, First Central Bank, following the merger.

     On January 23, 2003, United announced a definitive agreement to acquire First Georgia Holding, a one-bank holding company with assets of $260 million headquartered in Brunswick, Georgia, for approximately $43 million and is expected to close on May 1, 2003, subject to shareholder and regulatory approval, at which time First Georgia will merge into United. United will pay First Georgia’s shareholders 1,177,000 shares of its common stock and approximately $13 million in cash for all of the outstanding shares of First Georgia. First Georgia’s wholly-owned Georgia bank subsidiary, First Georgia Bank, will be merged into UCB-Georgia and will operate as a separate Community Bank doing business as “First Georgia Bank”.

     In addition, United owns an insurance agency, United Community Insurance Services, Inc. (“UCIS”), which is a subsidiary of UCB-Georgia, and United Intellectual Property Holdings, Inc. (“UIP”), which was formed to hold intellectual property rights such as trademarks and tradenames.

     The Mortgage People Company (“TMPC”), a division of UCB-Georgia, is a full-service retail mortgage lending operation approved as a seller/servicer for Federal National Mortgage Association and Federal Home Mortgage Corporation. TMPC was organized to provide fixed and adjustable-rate mortgages. During 2002, TMPC originated $310 million of residential mortgage loans for the purchase of homes and to refinance existing mortgage debt, of which substantially all were sold into the secondary market with no recourse to TMPC.

     Acquired by United in 2000, Brintech, Inc. (“Brintech”) is a consulting firm for the financial services industry. Brintech provides consulting and other advisory and implementation services in the areas of strategic planning, profitability improvement, technology, efficiency, security, network, Internet banking, web site development, marketing, core processing, and telecommunications.

Forward-Looking Statements

     This Form 10-K contains forward-looking statements regarding United Community Banks, Inc., including, without limitation, statements relating to United’s expectations with respect to revenue, credit losses, levels of nonperforming assets, expenses, earnings and other measures of financial performance. Words such as “may”, “could”, “would”, “should”, “believes”, “expects”, “anticipates”, “estimates”, “intends”, “plans”, “targets” or similar expressions are intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and involve certain risks and uncertainties that are subject to change based on various factors (many of which are beyond United’s control). The following factors, among others, could cause United’s financial performance to differ materially from the expectations expressed in such forward-looking statements: (1) business increases, productivity gains and other investments are lower than expected or do not occur as quickly as anticipated; (2) competitive pressures among financial services companies increase significantly; (3) the strength of the United States economy in general and/or the strength of the local economies of the states in which United conducts operations changes; (4) trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, change; (5) inflation, interest rates or market conditions fluctuate; (6) conditions in the stock market, the public debt market and other capital markets deteriorate; (7) United fails to develop competitive new products and services or new and existing customers do not accept these products and services; (8) financial services laws and regulations change; (9) technology changes and United fails to adapt to those changes; (10) consumer spending and saving habits change; (11) unanticipated regulatory or judicial proceedings occur; and (12) United is unsuccessful at managing the risks involved in the foregoing. Additional information with respect to factors that may cause actual results to differ materially from those contemplated by such forward-looking statements may also be included in other reports that United files with the Securities and Exchange Commission. United cautions that the foregoing list of factors is not exclusive and not to place undue reliance on forward-looking statements. United does not intend to update any forward-looking statement, whether written or oral, relating to the matters discussed in this Form 10-K.

Monetary Policy And Economic Conditions

     The Banks’ profitability depends to a substantial extent on the difference between income the Banks receive from their loans, investments, and other earning assets, and the interest the Banks pay on their deposits and other liabilities. These rates are highly sensitive to many factors that are beyond the control of the Banks, including national and international economic conditions and the monetary policies of various governmental and regulatory authorities.

Competition

     The market for banking and bank-related services is highly competitive. The Banks actively compete in their respective market areas, which collectively include north Georgia, metro Atlanta and western North Carolina, with other providers of deposit and credit services. These competitors include other commercial banks, savings banks, savings and loan associations, credit unions, mortgage companies, and brokerage firms. The following table displays each of the Banks and the respective percentage of total deposits in each county where the Bank has operations. The table also indicates the ranking by deposit size in each of the local markets. All information in the table was obtained from the Federal Deposit Insurance Corporation Summary of Deposits as of June 30, 2002.

United Community Banks, Inc.
Share of Local Markets by County
Banks and Savings Institutions

	Market	Rank in		Market	Rank in
	Share	Market		Share	Market

UCB-Georgia			UCB-North Carolina
Bartow	6%	7	Cherokee	43%	1
Carroll	7	5	Clay	65	1
Chattooga	26	2	Graham	41	1
Cherokee	1	13	Haywood	11	5
Cobb	2	8	Henderson	2	11
Dawson	37	2	Jackson	19	2
Douglas	2	9	Macon	7	5
Fannin	62	1	Swain	22	2
Floyd	12	5	Transylvania	17	3
Forsyth	1	12
Gilmer	15	3
Habersham	12	4
Hall	1	11
Lumpkin	24	2
Paulding	3	5
Rabun	28	3
Towns	37	2
Union	83	1
White	48	1

Loans

     The Banks make both secured and unsecured loans to individuals, firms, and corporations. Secured loans include first and second real estate mortgage loans. The Banks also make direct installment loans to consumers on both a secured and unsecured basis. At December 31, 2002, commercial, real estate construction, commercial real estate, residential mortgage and installment loans represented approximately 6%, 22%, 28%, 38% and 6% respectively, of United’s total loan portfolio.

     Specific risk elements associated with each of the Banks’ lending categories include, but are not limited to:

Commercial	Industry concentrations; inability to monitor the condition of collateral (inventory, accounts receivable and vehicles); lack of borrower management expertise, increased competition; use of specialized or obsolete equipment as collateral; insufficient cash flow from operations to service debt payment.

Real estate construction	Inadequate long-term financing arrangements; cost overruns, changes in market demand for property.

Commercial real estate	Declines in general economic conditions and occupancy rates; business failure and lack of a suitable alternative use for property; environmental contamination.

Residential mortgage	Changes in local economy affecting borrower’s employment; insufficient collateral value due to decline in property value.

Installment	Loss of borrower’s employment; changes in local economy; the inability to monitor collateral (vehicles and boats)

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

Lending Policy

     The current lending policy of the Banks is to make loans primarily to persons or businesses that reside, work, own property, or operate in their primary market areas. Unsecured loans are generally made only to persons who qualify for such credit based upon net worth. Secured loans are made to persons who are well established and have net worth, collateral, and cash flow to support the loan. Exceptions to these policies are permitted on a case-by-case basis and require the approving officer to document in writing the reason for the exception. Policy exceptions made for borrowers whose total aggregate loans exceed the approving officer’s credit limit must be reported through the credit approval process. Policy exceptions made for borrowers whose aggregate loans exceed $5 million must be reported to the Banks’ Boards of Directors for approval.

     United’s Credit Administration department provides each lending officer with written guidelines for lending activities as approved by the Banks’ Boards of Directors. Lending authority is delegated to lending officers by United’s Management Credit and Policy Committee as authorized by the Banks’ Boards of Directors. Said authority is limited to the amount of secured and unsecured loans that can be made to a single borrower or related group of borrowers. Loans in excess of individual officer credit authority must be approved by a senior officer with sufficient approval authority delegated by the Management Credit and Policy Committee as authorized by the Banks’ Boards of Directors. Loans to borrowers whose total aggregate loans exceed $12.5 million require the additional approval of two United (holding company) directors.

Loan Review and Non-performing Assets

     The Loan Review Department of United reviews, or engages an independent third party to review, the Banks’ loan portfolios on an annual basis to identify any weaknesses in the portfolio and to assess the general quality of credit underwriting. The results of such reviews are presented to the Presidents of each of the Community Banks, the Chief Credit Officer of United, and the Boards of Directors of each of the Banks. If an individual loan or credit relationship has a weakness identified during the review process, the risk rating of the loan, or all loans comprising a credit relationship, will be downgraded to a classification that most closely matches the current risk level. The review process also provides for the upgrade of loans that show improvement since the last review. Since each loan in a credit relationship may have a different credit structure, collateral, and other secondary source of repayment, different loans in a relationship can be assigned different risk ratings. Under United’s 10-grade loan grading system, grades 1 through 6 are considered “pass” (acceptable) credit risk, grade 7 is a “watch” rating, and grades 8 through 10 are “adversely classified” credits that require management’s attention. Both the pass and adversely classified ratings, and the entire 10-grade rating scale, provide for a higher numeric rating for increased risk. For example, a risk rating of 1 is the least risky of all credits and would be typical of a loan that is 100% secured by a deposit at one of the Banks. Risk ratings of 2 through 6 in the pass category each have incrementally more risk. The four watch list credit ratings and rating definitions are:

7 (Watch)	Weaknesses exist that could cause future impairment, including the deterioration of financial ratios, past-due status and questionable management capabilities. Collateral values generally afford adequate coverage, but may not be immediately marketable.

8 (Substandard)	Specific and well-defined weaknesses that may include poor liquidity and deterioration of financial ratios. Loan may be past-due and related deposit accounts experiencing overdrafts. Immediate corrective action is necessary.

9 (Doubtful)	Specific weaknesses characterized by Substandard that are severe enough to make collection in full unlikely. No reliable secondary source of repayment.

10 (Loss)	Same characteristics as Doubtful; however, probability of loss is certain. Loans classified as such are generally recommended for charge-off at the next Bank Board of Directors meeting.

     In addition, the Loan Review Department conducts a quarterly analysis to determine the adequacy of the Allowance for Loan Losses (“ALL”) for each of the Banks. The aggregation of these ALL analyses provides the consolidated analysis for United. The ALL analysis starts by taking total loans and deducting loans secured by deposit accounts at the Banks, which effectively have no risk of loss. Next, all loans with an adversely classified rating are deducted, including loans considered impaired. The remaining loan balance is then multiplied by the average historical loss rate for the preceding three year period (2000 through 2002), as adjusted to reflect current economic conditions, which provides required minimum ALL for pass credits. The remaining total loans in each of the four watch list rating categories are then multiplied by the following loss factors: Watch (5%); Substandard (25%); Doubtful (50%); and Loss (100%). Loans that are considered impaired are evaluated separately and are assigned specific reserves when necessary. The balance of impaired loans is therefore not included in the balance applied to the loss factors for adversely classified loans.

Asset/Liability Committees (ALCO)

     United’s ALCO Committee is composed of the Executive Officers and the Treasurer of United. The Banks’ ALCO Committees are composed of officers of each of the Banks and the Treasurer of United. All of the ALCO Committees are charged with managing the assets and liabilities of United and each of the Banks. The ALCO Committees attempt to manage asset growth, liquidity, and capital to maximize income and reduce interest rate risk. The ALCO Committees direct each Bank’s overall acquisition and allocation of funds. At periodic meetings, the committees review the monthly asset and liability funds budget in relation to the actual flow of funds; the ratio of the amount of rate sensitive assets to the amount of rate sensitive liabilities; the ratio of allowance for loan losses to outstanding and non-performing loans; and other variables, such as stress testing expected loan demand, investment opportunities, core deposit growth within specified categories, regulatory changes, monetary policy adjustments and the overall state of the economy. A more comprehensive discussion of United’s Asset/Liability Management and interest rate risk is contained in the Management’s Discussion and Analysis (Part II, Item 7) and Quantitative and Qualitative Disclosures About Market Risk (Part II, Item 7A) sections of this report.

Investment Policy

     The Banks’ investment portfolio policy is to maximize income within liquidity, asset quality and regulatory constraints. The policy is reviewed from time to time by United’s Asset/Liability Committee and the Banks’ Boards of Directors. Individual transactions, portfolio composition, and performance are reviewed and approved periodically by the Banks’ Boards of Directors or a committee thereof. The Chief Financial Officer and Treasurer of United and the President of each of the Banks administer the policy and report information to the Board of Directors of each of the Banks on a quarterly basis concerning sales, purchases, maturities and calls, resultant gains or losses, average maturity, federal taxable equivalent yields, and appreciation or depreciation by investment categories.

Employees

     As of December 31, 2002, United and its subsidiaries had 1,097 full-time equivalent employees. Neither United nor any of the subsidiaries was a party to any collective bargaining agreement, and United believes that employee relations are good. None of United’s or the Banks’ Executive Officers were employed pursuant to an employment contract although United’s Executive Officers have change of control agreements in the event of termination upon change of control. Those agreements are included as exhibits.

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

     The Act requires every bank holding company to obtain the Federal Reserve’s prior approval before (1) it may acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank that it does not already control; (2) it or any of its non-bank subsidiaries may acquire all or substantially all of the assets of a bank; and (3) it may merge or consolidate with any other bank holding company. In addition, a bank holding company is generally prohibited from engaging in, or acquiring, direct or indirect control of the voting shares of any company engaged in non-banking activities. This prohibition does not apply to activities listed in the Act or found by the Federal Reserve, by order or regulation, to be closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the Federal Reserve has determined by regulation or order to be closely related to banking are:

•	making or servicing loans and certain types of leases;

•	performing certain data processing services;

•	acting as fiduciary or investment or financial advisor;

•	providing brokerage services;

•	underwriting bank eligible securities;

•	underwriting debt and equity securities on a limited basis through separately capitalized subsidiaries; and

•	making investments in corporations or projects designed primarily to promote community welfare.

     Although the activities of bank holding companies have traditionally been limited to the business of banking and activities closely related or incidental to banking (as discussed above), the Gramm-Leach-Bliley Act became effective in 2000, and relaxed the previous limitations thus permitting bank holding companies to engage in a broader range of financial activities. Specifically, bank holding companies may elect to become financial holding companies which may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. Among the activities that will be deemed “financial in nature” include:

•	lending, exchanging, transferring, investing for others or safeguarding money or securities;

•	insuring, guaranteeing, or indemnifying against loss, harm, damage, illness, disability, or death, or providing and issuing annuities, and acting as principal, agent, or broker with respect thereto;

•	providing financial, investment, or economic advisory services, including advising an investment company;

•	issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly; and

•	underwriting, dealing in or making a market in securities.

     A bank holding company may become a financial holding company under this statute only if each of its subsidiary banks is well capitalized, is well managed and has at least a satisfactory rating under the Community Reinvestment Act. A bank holding company that falls out of compliance with such requirement may be required to cease engaging in certain activities. Any bank holding company that does not elect to become a financial holding company remains subject to the current restrictions of the Act.

     Under this legislation, the Federal Reserve Board serves as the primary “umbrella” regulator of financial holding companies with supervisory authority over each parent company and limited authority over its subsidiaries. The primary regulator of each subsidiary of a financial holding company will depend on the type of activity conducted by the subsidiary. For example, broker-dealer subsidiaries will be regulated largely by securities regulators and insurance subsidiaries will be regulated largely by insurance authorities.

     United has no immediate plans to register as a financial holding company

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

     Each of United’s subsidiaries is regularly examined by the Federal Deposit Insurance Corporation (the “FDIC”). UCB-Georgia as a state banking association organized under Georgia law, is subject to the supervision of, and is regularly examined by, the DBF. UCB-North Carolina is subject to the supervision of, and is regularly examined by, the NCBC. Both the FDIC and the DBF must grant prior approval of any merger, consolidation or other corporation reorganization involving UCB-Georgia, and the FDIC and the NCBC must grant prior approval of any merger, consolidation, or other corporate reorganization of UCB-North Carolina. A bank can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with the default of a commonly-controlled institution.

     Payment of Dividends. United is a legal entity separate and distinct from the Banks. Most of the revenues of United result from dividends paid to it by the Banks. There are statutory and regulatory requirements applicable to the payment of dividends by the Banks, as well as by United to its shareholders.

     UCB-Georgia is a state chartered bank regulated by the DBF and the FDIC. Under the regulations of the DBF, dividends may not be declared out of the retained earnings of a state bank without first obtaining the written permission of the DBF, unless such bank meets all the following requirements:

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

     Under North Carolina law, the Board of Directors of UCB-North Carolina may declare a dividend for as much of the undivided profits of UCB-North Carolina as it deems appropriate.

     The payment of dividends by United and the Banks may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. In addition, if, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending upon the financial condition of the bank, could include the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice. The FDIC has issued a policy statement providing that insured banks should generally only pay dividends out of current operating earnings. In addition to the formal statutes and regulations, regulatory authorities consider the adequacy of each of the Bank’s total capital in relation to its assets, deposits and other such items. Capital adequacy considerations could further limit the availability of dividends to the Banks. At December 31, 2002, net assets available from the Banks to pay dividends without prior approval from regulatory authorities totaled approximately $19 million. For 2002, United’s declared cash dividend payout to common stockholders was 16.3% of net income.

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

     The FDIC has adopted regulations implementing the prompt corrective action provisions of the 1991 Act, which place financial institutions in the following five categories based upon capitalization ratios: (1) a “well capitalized” institution has a total risk-based capital ratio of at least 10%, a Tier I risk-based ratio of at least 6% and a leverage ratio of at least 5%; (2) an “adequately capitalized” institution has a total risk-based capital ratio of at least 8%, a Tier I risk-based ratio of at least 4% and a leverage ratio of at least 4%; (3) an “undercapitalized” institution has a total risk-based capital ratio of under 8%, a Tier I risk-based ratio of under 4% or a leverage ratio of under 4%; (4) a “significantly undercapitalized” institution has a total risk-based capital ratio of under 6%, a Tier I risk-based ratio of under 3% or a leverage ratio of under 3%; and (5) a “critically undercapitalized” institution has a leverage ratio of 2% or less. Institutions in any of the three undercapitalized categories would be prohibited from declaring dividends or making capital distributions. The FDIC regulations also establish procedures for “downgrading” an institution to a lower capital category based on supervisory factors other than capital. As of December 31, 2002 and 2001, the most recent notifications from the FDIC categorized each of the Banks as “well capitalized” under current regulations.

     Transactions with Affiliates. Under federal law, all transactions between and among a state nonmember bank and its affiliates, which include holding companies, are subject to Sections 23A and 23B of the Federal Reserve Act and Regulation W promulgated thereunder as interpreted by the FDIC. Generally, these requirements limit these transactions to a percentage of the bank’s capital and require all of them to be on terms at least as favorable to the bank as transactions with non-affiliates. In addition, a bank may not lend to any affiliate engaged in non-banking activities not permissible for a bank holding company or acquire shares of any affiliate that is not a subsidiary. The FDIC is authorized to impose additional restrictions on transactions with affiliates if necessary to protect the safety and soundness of a bank. The regulations also set forth various reporting requirements relating to transactions with affiliates.

     Available Information. United’s Internet website address is www.ucbi.com. United makes available free of charge through its website Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after they are filed with, or furnished to, the Securities & Exchange Commission.

Executive Officers Of United

     Executive Officers of United are elected by the Board of Directors annually and serve at the pleasure of the Board of Directors.

     The Executive Officers of United, and their ages, positions with United and the Banks and terms of office as of March 14, 2003, are as follows:

Name (age)	Position with United or Banks	Officer of United Since

Jimmy C. Tallent (50)	President, Chief Executive Officer and Director of United; Chairman of the Board of UCB-Georgia; Director of UCB-North Carolina	1988

Harold Brewer (59)	Executive Vice President and Chief Operating Officer of United since October 2000; Director of United; Chairman of the Board of Brintech; prior to joining United, he was Chairman and Chief Executive Officer of Brintech	2000

James G. Campbell (46)	Executive Vice President of Retail Banking of United since 1999; prior to joining United, he was Regional President with Firstar Bank (formerly Trans Financial Bank)	1999

Guy W. Freeman (66)	Executive Vice President of Banking and Director of United; Chairman of the Board of UCB-North Carolina	1995

Thomas C. Gilliland (55)	Executive Vice President, Secretary, General Counsel and Director of United	1992

Craig Metz (47)	Executive Vice President of Marketing of United since August 2002; prior to joining United, he was Executive Vice President of Consumer Marketing Services of Assurant Group — Fortis Company	2002

Rex S. Schuette (53)	Executive Vice President and Chief Financial Officer of United since February 2001; Director of Brintech; prior to joining United, he was Senior Vice President and Chief Accounting Officer of State Street Corporation	2001

Ray K. Williams (57)	Executive Vice President of Risk Management of United since March 2002; prior to joining United, he was a private investor between 1996 and 2002, before which he was Corporation Senior Credit Officer of Bank South Corporation	2002

     None of the above officers is related to another and there are no arrangements or understandings between them and any other person pursuant to which any of them was elected as an officer, other than arrangements or understandings with directors or officers of United acting solely in their capacities as such.

ITEM 2. PROPERTIES.

     The executive offices of United are located at 220 Earnest Street, Blairsville, Georgia. United leases this property. The Banks conduct business from facilities primarily owned by the respective banks, all of which are in a good state of repair and appropriately designed for use as banking facilities. The Banks provide services or perform operational functions at 61 locations, of which 50 locations are owned and 11 are leased. Note 7 to United’s Consolidated Financial Statements includes additional information regarding amounts invested in premises and equipment.

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

PART II

ITEM 5. MARKET FOR UNITED’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Stock. On March 18, 2002, United began trading on The Nasdaq Stock Market under the symbol UCBI. Previously, the stock was not listed on an exchange, nor was it included on an automated quotation system. The closing price for the period ended December 31, 2002 was $24.37. Below is a schedule of high and low stock sales prices for all quarters in 2002 and 2001. For periods prior to March 18, 2002, prices are based on high and low bid information known to United.

Stock Price Information

(All prior period amounts have been restated to reflect the 2 for 1 stock split effective May 29, 2002)

	2002		2001

	High	Low	High	Low

First quarter	$28.60	$19.00	$19.50	$14.50
Second quarter	30.00	23.96	19.00	15.00
Third quarter	29.55	23.15	22.50	17.50
Fourth quarter	27.00	21.73	20.00	17.50

     At March 14, 2003, there were approximately 7,500 shareholders of record.

     Stock Split. On May 29, 2002, United effected a two-for-one stock split in the form of a 100% stock dividend for shareholders of record May 15, 2002. All financial statements and per share amounts included in the financial statements and accompanying notes have been restated to reflect the change in the number of shares outstanding as of the beginning of the earliest period presented.

     Dividends. United declared cash dividends of $.25, $.20 and $.15 per common share in 2002, 2001 and 2000, respectively. Federal and state laws and regulations impose restrictions on the ability of United and the Banks to pay dividends. Additional information regarding this item is included in Note 15 to the Consolidated Financial Statements and under the heading of “Supervision and Regulation” in Part I of this report.

ITEM 6. SELECTED FINANCIAL DATA

UNITED COMMUNITY BANKS, INC.
Selected Financial Information
For the Years Ended December 31,

(in thousands, except per share data;							5 Year
taxable equivalent)	2002	2001	2000	1999	1998	1997	CAGR

INCOME SUMMARY(1)
Interest revenue	$195,932	$210,036	$213,115	$171,211	$135,706	$109,549
Interest expense	76,357	100,874	116,591	90,242	67,664	55,381

Net interest revenue	119,575	109,162	96,524	80,969	68,042	54,168	17%
Provision for loan losses	6,900	6,000	7,264	5,966	3,014	3,251
Fee revenue	30,734	25,267	18,867	15,693	12,979	10,967	23

Total revenue	143,409	128,429	108,127	90,696	78,007	61,884	18
Operating expenses	91,124	83,906	74,043	63,505	53,104	42,252	17

Income before taxes	52,285	44,523	34,084	27,191	24,903	19,632	22
Income taxes	19,505	16,208	12,337	9,938	9,253	6,262

Net operating income	32,780	28,315	21,747	17,253	15,650	13,370	20
Merger-related and restructuring charges, net of tax	—	1,084	7,230	1,155	—	—

Net income	$32,780	$27,231	$14,517	$16,098	$15,650	$13,370	20

OPERATING PERFORMANCE(1)
Earnings per common share:
Basic	$1.53	$1.33	$1.05	$.86	$.78	$.70	17
Diluted	1.48	1.30	1.03	.84	.77	.69	16
Return on average common equity(3)	16.54%	16.73%	15.06%	14.42%	14.91%	15.58%
Return on average assets	1.11	1.10	.89	.81	1.00	1.06
Efficiency ratio	60.66	62.52	64.15	66.07	66.20	65.61
Dividend payout ratio	16.34	15.04	14.24	11.68	9.55	7.19
GAAP PERFORMANCE
PER COMMON SHARE
Basic	$1.53	$1.28	$.70	$.80	$.78	$.70	17
Diluted	1.48	1.25	.69	.78	.77	.69	16
Cash dividends declared	.25	.20	.15	.10	.075	.05	38
Book value	10.34	8.97	7.40	5.91	5.86	5.11	15
KEY PERFORMANCE RATIOS
Return on average common equity(3)	16.54%	16.08%	10.04%	13.46%	14.91%	15.58%
Return on average assets	1.11	1.05	.59	.75	1.00	1.06
Efficiency ratio	60.66	63.72	69.15	67.99	66.20	65.61
Net interest margin	4.33	4.51	4.16	4.07	4.69	4.60
Dividend payout ratio	16.34	15.63	21.28	12.50	9.55	7.19
Average equity to average assets	7.01	6.81	5.58	5.47	6.78	6.84
ASSET QUALITY
Allowance for loan losses	$30,914	$27,124	$24,698	$20,043	$14,402	$12,404
Non-performing assets	8,019	9,670	6,716	3,652	2,274	2,052
Net charge-offs	3,111	4,578	2,976	2,147	1,016	565
Allowance for loan losses to loans	1.30%	1.35%	1.38%	1.28%	1.20%	1.25%
Non-performing assets to total assets	.25	.35	.27	.15	.13	.15
Net charge-offs to average loans	.14	.25	.18	.15	.09	.06
AVERAGE BALANCES
Loans	$2,239,875	$1,854,968	$1,683,403	$1,391,858	$1,089,792	$881,551	21
Earning assets(2)	2,761,265	2,419,080	2,319,389	1,987,825	1,452,740	1,173,292	19
Total assets	2,959,295	2,585,290	2,453,250	2,139,594	1,565,315	1,256,074	19
Deposits	2,311,717	2,010,105	1,941,496	1,659,534	1,328,843	1,096,686	16
Stockholders’ equity	207,312	176,144	136,810	117,064	106,096	85,872	19
Common shares outstanding:
Basic	21,375	21,127	20,600	20,158	19,998	19,178
Diluted	22,161	21,749	21,194	20,842	20,610	19,634
AT PERIOD END
Loans	$2,381,798	$2,007,990	$1,792,055	$1,564,148	$1,203,495	$991,878	19
Earning assets	3,029,409	2,554,530	2,352,475	2,195,712	1,678,016	1,286,832	19
Total assets	3,211,344	2,749,257	2,528,879	2,384,678	1,813,004	1,410,596	18
Deposits	2,385,239	2,116,499	1,995,865	1,869,379	1,432,224	1,203,353	15
Stockholders’ equity	221,579	194,665	158,388	119,312	115,364	99,378	17
Common shares outstanding	21,263	21,511	21,028	20,189	19,672	19,452

(1)	Excludes pre-tax merger-related and restructuring charges totaling $1.6 million, or $.05 per diluted common share, recorded in 2001; $10.6 million, or $.34 per diluted common share, recorded in 2000; and $1.8 million, or $.06 per diluted common share

(2)	Excludes unrealized gains and losses on securities available for sale.

(3)	Return on average common equity is calculated by dividing net income available to common stockholders by average realized common equity which excludes accumulated other comprehensive income.

UNITED COMMUNITY BANKS, INC.
Selected Financial Information (continued)

	2002				2001

(in thousands, except per share data;	Fourth	Third	Second	First	Fourth	Third	Second	First
taxable equivalent)	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
INCOME SUMMARY(1)
Interest revenue	$48,579	$49,076	$49,326	$48,951	$49,914	$51,312	$53,795	$55,015
Interest expense	18,964	18,942	18,761	19,690	21,182	24,125	26,441	29,124

Net interest revenue	29,615	30,134	30,565	29,261	28,732	27,187	27,354	25,891
Provision for loan losses	1,800	1,800	1,800	1,500	1,450	1,500	1,500	1,550
Fee revenue	8,784	7,727	7,302	6,921	6,898	6,107	6,347	5,915

Total revenue	36,599	36,061	36,067	34,682	34,180	31,794	32,201	30,256
Operating expenses	23,005	22,551	23,195	22,373	22,163	20,509	21,236	19,998

Income before taxes	13,594	13,510	12,872	12,309	12,017	11,285	10,965	10,258
Income taxes	5,034	5,109	4,773	4,589	4,312	4,045	4,030	3,823

Net operating income	8,560	8,401	8,099	7,720	7,705	7,240	6,935	6,435
Merger-related and restructuring charges, net of tax	—	—	—	—	1,084	—	—	—

Net income	$8,560	$8,401	$8,099	$7,720	$6,621	$7,240	$6,935	$6,435

OPERATING PERFORMANCE(1)
Earnings per common share:
Basic	$.40	$.39	$.38	$.36	$.36	$.34	$.33	$.30
Diluted	.39	.38	.36	.35	.35	.33	.32	.30
Return on average common equity(3)	16.42%	16.56%	16.67%	16.52%	16.93%	16.77%	16.85%	16.31%
Return on average assets	1.08	1.12	1.12	1.12	1.14	1.12	1.09	1.03
Efficiency ratio	59.94	59.66	61.25	61.83	62.19	61.65	63.04	63.22
Dividend payout ratio	15.63	16.03	16.45	17.36	13.89	14.71	15.15	16.67
GAAP PERFORMANCE
PER COMMON SHARE
Basic	$.40	$.39	$.38	$.36	$.31	$.34	$.33	$.30
Diluted	.39	.38	.36	.35	.30	.33	.32	.30
Cash dividends declared	.0625	.0625	.0625	.0625	.05	.05	.05	.05
Book value	10.34	10.01	9.71	9.11	8.97	8.67	8.18	7.89
KEY PERFORMANCE RATIOS
Return on average common equity(3)	16.42%	16.56%	16.67%	16.52%	14.54%	16.77%	16.85%	16.31%
Return on average assets	1.08	1.12	1.12	1.12	.98	1.12	1.09	1.03
Efficiency ratio	59.94	59.66	61.25	61.83	66.73	61.65	63.04	63.22
Net interest margin	4.03	4.31	4.51	4.51	4.59	4.51	4.57	4.39
Dividend payout ratio	15.63	16.03	16.45	17.36	16.13	14.71	15.15	16.67
Average equity to average assets	6.92	7.15	6.95	7.02	7.11	6.96	6.68	6.48
ASSET QUALITY
Allowance for loan losses	$30,914	$30,300	$29,190	$28,134	$27,124	$26,427	$25,651	$25,133
Non-performing assets	8,019	9,591	9,221	9,130	9,670	9,176	8,770	8,951
Net charge-offs	1,186	690	745	490	1,757	724	982	1,115
Allowance for loan losses to loans	1.30%	1.30%	1.29%	1.31%	1.35%	1.44%	1.38%	1.38%
Non-performing assets to total assets	.25	.31	.31	.32	.35	.36	.34	.35
Net charge-offs to average loans	.20	.12	.14	.10	.36	.16	.22	.25
AVERAGE BALANCES
Loans	$2,358,021	$2,300,681	$2,211,980	$2,085,153	$1,930,400	$1,844,934	$1,830,004	$1,813,368
Earning assets(2)	2,919,613	2,780,276	2,717,074	2,624,650	2,491,762	2,399,920	2,396,115	2,387,588
Total assets	3,138,747	2,976,509	2,911,514	2,806,575	2,673,769	2,571,098	2,557,110	2,537,841
Deposits	2,408,773	2,378,656	2,286,231	2,169,845	2,061,461	1,997,273	1,993,164	1,987,857
Stockholders’ equity	217,051	212,703	202,319	196,895	190,008	179,041	170,846	164,368
Common shares outstanding:
Basic	21,293	21,392	21,407	21,407	21,276	21,090	21,070	21,033
Diluted	22,078	22,233	22,383	22,063	21,893	21,662	21,634	21,581
AT PERIOD END
Loans	$2,381,798	$2,331,862	$2,269,973	$2,153,743	$2,007,990	$1,836,188	$1,858,336	$1,814,981
Earning assets	3,029,409	2,908,577	2,823,262	2,680,066	2,554,530	2,395,230	2,399,264	2,404,293
Total assets	3,211,344	3,142,393	3,014,608	2,871,843	2,749,257	2,561,368	2,568,227	2,584,097
Deposits	2,385,239	2,386,962	2,340,376	2,256,236	2,116,499	1,999,375	1,992,942	2,025,411
Stockholders’ equity	221,579	215,430	209,587	196,703	194,665	184,646	174,314	168,935
Common shares outstanding	21,263	21,345	21,414	21,400	21,511	21,090	21,090	21,043

(1)	Excludes pre-tax merger-related and restructuring charges totaling $1.6 million, or $.05 per diluted common share, recorded in the fourth quarter of 2001.

(2)	Excludes unrealized gains and losses on securities available for sale.

(3)	Return on average common equity is calculated by dividing net income available to common stockholders by average realized common equity which excludes accumulated other comprehensive income.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     The following discussion is intended to provide insight into the financial condition and results of operations of United and its subsidiaries and should be read in conjunction with the consolidated financial statements and accompanying notes.

     On May 29, 2002, United effected a two-for-one stock split in the form of a 100% stock dividend for shareholders of record May 15, 2002. All financial statements and per share amounts included in the financial statements and accompanying notes have been restated to reflect the change in the number of shares outstanding as of the beginning of the earliest period presented.

Mergers and Acquisitions

     On November 7, 2001, United completed its merger with Peoples Bancorp, Inc. (“West Georgia”), a single-bank holding company located in Carrollton, Georgia. United issued 716,252 shares of common stock in exchange for all outstanding shares of West Georgia. The transaction was recorded as a purchase, with the results of operations of West Georgia included in earnings from the date of merger.

Critical Accounting Policies

     The accounting and reporting policies of United and its subsidiaries are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry. Policies for accounting for the allowance for loan losses, loans, investment securities and income taxes are the most critical for United. In particular, accounting policies related to the allowance for loan losses and income taxes involve the use of estimates and require significant judgment on behalf of management. Different assumptions in the application of these policies could result in material changes to United’s consolidated financial position and results of operations. See “Asset Quality and Risk Elements” herein for a complete discussion of United’s accounting methodology related to the allowance for loan losses. Please also refer to Note 1 to the consolidated financial statements for details regarding all of United’s critical and significant accounting policies.

Merger-Related and Restructuring Charges

     During the fourth quarter of 2001, United recorded merger-related charges of $1.6 million in connection with the acquisition and integration of West Georgia. The charges are included in non-interest expense in the consolidated statement of income. At December 31, 2001, approximately $268,000 remained unpaid, most of which was for legal fees and system conversion costs, all of which was paid during 2002.

     During 2000, United recorded merger-related and restructuring charges of $7.6 million in connection with the acquisitions and integration of North Point Bancshares, Inc., Independent Bancshares, Inc. and Brintech, Inc. The charges are included in non-interest expense in the consolidated statement of income. The amounts of the merger-related charges that were accrued and unpaid at December 31, 2000 were paid during 2001. United also recorded an additional $.4 million in the provision for loan losses to conform the credit policies of the acquired banks to United, including underwriting and risk rating standards, charge-offs, past due and nonaccrual loans, as well as to reflect the impending changes in the management of problem loans. As part of a balance sheet restructuring program related to the integration of the acquired companies, United sold securities and recognized losses of $2.7 million.

     The charges are discussed further in Note 3 to the consolidated financial statements. These charges have been excluded from the presentation of operating earnings as management believes they are not reflective of underlying financial performance trends.

     The table below presents a reconciliation of United’s operating earnings to earnings for the years 2001 and 2000 using accounting principles generally accepted in the United States of America (GAAP). There were no merger-related or restructuring charges in 2002.

Table 1 — Operating Earnings to GAAP Earnings Reconciliation

	2001	2000

Merger charges included in expenses:
Salaries and employee benefits — severance and related costs	$433	$3,615
Occupancy — disposal of premises and equipment	306	1,848
Professional fees and contract termination costs	428	927
Other merger-related expenses	450	1,223

	1,617	7,613
Adjustment to conform accounting for loan loss methodology	—	367
Loss on restructuring and sale of securities	—	2,654

Total merger-related charges	1,617	10,634
Income tax effect of above charges	533	3,404

After-tax effect of merger-related charges	$1,084	$7,230

Net Income Reconciliation
Operating net income	$28,315	$21,747
After-tax effect of merger-related charges	(1,084)	(7,230)

Net income (GAAP)	$27,231	$14,517

Basic Earnings Per Share Reconciliation
Basic operating earnings per share	$1.33	$1.05
Per share effect of merger-related charges	(.05)	(.35)

Basic earnings per share (GAAP)	$1.28	$.70

Diluted Earnings Per Share Reconciliation
Diluted operating earnings per share	$1.30	$1.03
Per share effect of merger-related charges	(.05)	(.34)

Diluted earnings per share (GAAP)	$1.25	$.69

Results of Operations

     The remainder of this financial discussion will focus on operating earnings which exclude merger related charges. Management believes operating earnings provide a useful basis for analysis. For additional information on merger-related and restructuring charges, refer to the section on “Merger-Related and Restructuring Charges” immediately preceding this section and Note 3 to the Consolidated Financial Statements.

     Net operating income, excluding merger related charges, was $32.8 million in 2002, an increase of 16% from the $28.3 million earned in 2001. Diluted operating earnings per common share were $1.48 for 2002, compared with $1.30 for 2001, an increase of 14%. Return on common equity for 2002 was 16.54%, compared with 16.73% for 2001. Return on average assets for 2002 was 1.11% as compared to 1.10% in 2001.

Net Interest Revenue (Taxable Equivalent)

     Net interest revenue (the difference between the interest earned on assets and the interest paid on deposits and other liabilities) is the single largest component of United’s revenue. United actively manages this revenue source to provide an optimal level of revenue while balancing interest rate risk, credit and liquidity risks. Net interest revenue totaled $119.6 million in 2002, an increase of $10.4 million, or 10% from the level recorded in 2001. Net interest revenue for 2001 increased $12.6 million or 13% over the 2000 level.

     Average interest earning assets increased $342 million, or 14% over 2001 reflecting loan growth net of attrition in the securities portfolio. Loan demand continued despite softening economic conditions, resulting in a 21% increase in average loan balances from 2001. The majority of the increase in interest-earning assets was funded by interest-bearing sources as the increase in interest-bearing liabilities was approximately $311 million over 2001.

     The banking industry uses two key ratios to measure relative profitability of net interest revenue, which are the interest rate spread and the net interest margin. The interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest bearing liabilities. The interest rate spread eliminates the impact of non-interest bearing deposits and other non-interest bearing funding sources and gives a direct perspective on the effect of market interest rate movements. The net interest margin is defined as net interest revenue as a percentage of total average earning assets which includes the positive impact of obtaining a portion of the funding of earning assets with customers’ non-interest bearing deposits. United’s long-term objective is to manage the net interest margin in the 4.25% to 4.50% range.

     For the years 2002, 2001 and 2000, United’s net interest spread was 3.95%, 3.90% and 3.53% while the net interest margin was 4.33%, 4.51% and 4.16%, respectively. While the net interest spread in 2002 increased 5 basis points over 2001, the net interest margin declined 18 basis points. The reduced impact of non-interest bearing funds, brought about by declining interest rates, caused the net interest margin to decrease. As interest rates decline, the relative value of non-interest bearing sources of funds declines, negatively impacting the net interest margin. The increase in net interest revenue, the net interest spread and the net interest margin in 2001 over 2000 was mostly due to actively managing the funding costs in the declining rate environment in 2001.

     The 5 basis point increase in the net interest spread in 2002 over 2001 was primarily caused by improvement in earning asset mix due to strong growth in the loan portfolio. This increase in loan volume was also the primary driver of the increase in net interest revenue over 2001.

     The following table shows, for the past three years, the relationship between interest revenue and interest expense and the average balances of interest-earning assets and interest-bearing liabilities.

Table 2 — Average Consolidated Balance Sheet and Net Interest Margin Analysis
For the Years Ended December 31,
(In thousands, taxable equivalent)

	2002			2001			2000

	Average		Avg.	Average		Avg.	Average		Avg.
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

Assets:
Interest-earning assets:
Loans, net of unearned income(1)(4)	$2,239,875	$167,869	7.49%	$1,854,968	$175,178	9.44%	$1,683,403	$170,634	10.14%
Taxable securities(3)	394,280	21,578	5.47	412,506	27,095	6.57	503,984	33,182	6.58
Tax-exempt securities(1)(3)	70,188	5,276	7.52	76,826	5,357	6.97	82,238	6,044	7.35
Federal funds sold and other interest-earning assets	56,922	1,209	2.12	74,780	2,406	3.22	49,764	3,255	6.54

Total interest-earning assets	2,761,265	195,932	7.10	2,419,080	210,036	8.68	2,319,389	213,115	9.19

Non-interest-earning assets:
Allowance for loan losses	(29,414)			(26,231)			(22,421)
Cash and due from banks	73,920			57,675			59,574
Premises and equipment	68,033			58,426			54,635
Other assets(3)	85,491			76,340			42,073

Total assets	$2,959,295			$2,585,290			$2,453,250

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
Transaction accounts	$642,692	$11,515	1.79	$466,375	$12,628	2.71	$411,551	$17,062	4.15
Savings deposits	98,501	508	.52	91,412	1,392	1.52	85,828	2,413	2.81
Certificates of deposit	1,270,506	45,206	3.56	1,180,463	65,270	5.53	1,196,310	74,011	6.19

Total interest-bearing deposits	2,011,699	57,229	2.84	1,738,250	79,290	4.56	1,693,689	93,486	5.52

Federal Home Loan Bank advances	310,323	13,863	4.47	275,758	15,559	5.64	294,409	17,537	5.96
Long-term debt and other borrowings	99,960	5,265	5.27	96,755	6,025	6.23	72,108	5,568	7.72

Total borrowed funds	410,283	19,128	4.66	372,513	21,584	5.79	366,517	23,105	6.30

Total interest-bearing liabilities	2,421,982	76,357	3.15	2,110,763	100,874	4.78	2,060,206	116,591	5.66

Non-interest-bearing liabilities:
Non-interest-bearing deposits	300,017			271,855			247,807
Other liabilities	29,984			26,528			8,427

Total liabilities	2,751,983			2,409,146			2,316,440

Stockholders’ equity	207,312			176,144			136,810

Total liabilities and stockholders’ equity	$2,959,295			$2,585,290			$2,453,250

Net interest revenue		$119,575			$109,162			$96,524

Net interest-rate spread			3.95%			3.90%			3.53%

Net interest margin(2)			4.33%			4.51%			4.16%

(1)	Interest revenue on tax-exempt securities and loans has been increased to reflect comparable interest on taxable securities. The rate used was 39%, reflecting the statutory federal rate and the federal tax adjusted state rate.

(2)	Net interest margin is taxable equivalent net-interest revenue divided by average interest-earning assets.

(3)	Securities available for sale are reported at amortized cost. Pretax unrealized gains of $10.4 million in 2002, pretax unrealized gains of $7.8 million in 2001, and pretax unrealized losses of $12.5 million in 2000 are included in other assets for purposes of this presentation.

(4)	Included in the average balance of loans outstanding are loans where the accrual of interest has been discontinued.

     The following table shows the relative impact on net interest revenue of changes in the average outstanding balances (volume) of earning assets and interest bearing liabilities and the rates earned and paid by United on such assets and liabilities.

Table 3 — Change in Interest Revenue and Interest Expense
(in thousands, taxable equivalent)

	2002 Compared to 2001			2001 Compared to 2000
	Increase (decrease)			Increase (decrease)
	due to changes in			due to changes in

	Volume	Rate	Total	Volume	Rate	Total

Interest-earning assets:
Loans	$32,588	$(39,897)	$(7,309)	$22,923	$(18,379)	$4,544
Taxable securities	(1,155)	(4,362)	(5,517)	(6,046)	(41)	(6,087)
Tax-exempt securities	(152)	71	(81)	(387)	(300)	(687)
Federal funds sold and other interest revenue	(494)	(703)	(1,197)	408	(1,257)	(849)

Total interest-earning assets	30,787	(44,891)	(14,104)	16,898	(19,977)	(3,079)

Interest-bearing liabilities:
Transaction accounts	3,922	(5,035)	(1,113)	1,260	(5,694)	(4,434)
Savings deposits	100	(984)	(884)	79	(1,100)	(1,021)
Certificates of deposit	4,666	(24,730)	(20,064)	(884)	(7,857)	(8,741)

Total interest-bearing deposits	8,688	(30,749)	(22,061)	455	(14,651)	(14,196)
FHLB advances	1,798	(3,494)	(1,696)	(1,076)	(902)	(1,978)
Long-term debt and other borrowings	194	(954)	(760)	7,476	(7,019)	457

Total borrowed funds	1,992	(4,448)	(2,456)	6,400	(7,921)	(1,521)

Total interest-bearing liabilities	10,680	(35,197)	(24,517)	6,855	(22,572)	(15,717)

Increase (decrease) in net interest revenue	$20,107	$(9,694)	$10,413	$10,043	$2,595	$12,638

Any variance attributable jointly to volume and rate changes is allocated to the volume and rate variance in proportion to the relationship of the absolute dollar amount of the change in each.

Provision for Loan Losses

     The provision for loan losses was $6.9 million in 2002, compared with $6.0 million in 2001, and $7.6 million in 2000. The provision as a percentage of average outstanding loans for 2002, 2001 and 2000 was .31%, .32% and .45%, respectively. The ratio of net loan charge-offs to average outstanding loans for 2002 was .14%, compared with .25% for 2001, and .18% for 2000. The provision for loan losses for each year is the amount necessary to position the allowance for loan losses at an amount adequate to absorb losses inherent in the loan portfolio as of the balance sheet date. As mentioned in the section titled “Merger-Related and Restructuring Charges”, the provision for loan losses in 2000 included an additional charge of $367,000 to conform the accounting for allowance for loan loss methodologies of acquired companies to that of United.

     The provision for loan losses is based on management’s evaluation of inherent risks in the loan portfolio and the corresponding analysis of the allowance for loan losses. Additional discussions on loan quality and the allowance for loan losses are included in the Asset Quality section of this report and Note 1 to the Consolidated Financial Statements.

Operating Fee Revenue

     Total operating fee revenue for 2002 was $30.7 million, compared with $25.3 million in 2001 and $18.9 million in 2000. Operating fee revenue for 2000 excludes $2.7 million in losses incurred to restructure the securities portfolio. The losses are described in more detail in the section of Management’s Discussion and Analysis titled “Merger-Related and Restructuring Charges”. Fee revenue was approximately 21% of total revenue for 2002, compared with 20% for 2001 and 17% for 2000. The following table presents the components of fee revenue for 2002, 2001 and 2000.

Table 4 — Fee Revenue
For the Years Ended December 31,
(in thousands)

				Change
	2002	2001	2000	2002-2001

Service charges and fees	$13,465	$9,913	$8,248	36%
Mortgage loan and related fees	7,751	6,179	1,429	25
Consulting fees	4,612	4,658	4,733	(1)
Brokerage fees	1,875	1,286	1,085	46
Securities gains (losses), net	637	214	(33)	198
Other	2,394	3,017	3,405	(21)

Total operating fee revenue	30,734	25,267	18,867	22
Securities losses related to portfolio restructure	—	—	(2,654)

Total fee revenue	$30,734	$25,267	$16,213	22

     A significant source of fee revenue for United is service charges and fees on deposit accounts. Total deposit service charges and fees for 2002 were $13.5 million compared with $9.9 million in 2001. The increase in service charges and fees was primarily due to higher fees related to new products and services introduced in the first half of 2002, as well as an increase in the number of accounts and transaction activity.

     Mortgage loan and related fees for 2002 were $7.8 million, up 25% over the amount in 2001. Origination volume increased due to the lower interest rate environment which increased the market for mortgage refinancing. The majority of the fees were the result of a higher volume of loan originations in 2002, as compared to 2001. Substantially all of the mortgages were subsequently sold into the secondary market, including the right to service these loans. Since United does not service loans for others, it has no servicing rights and therefore had no impairment losses caused by lower rates.

     Brokerage fees of $1.9 million were up 46% over the amount reported in 2001. Over the last two years, United has been building its brokerage business by recruiting brokers and offering brokerage services to its customer base.

     Other fee revenue was down $.6 million compared to 2001 due principally to prepayment penalties incurred in disposing of certain fixed rate Federal Home Loan Bank advances. In the fourth quarter of 2002, United terminated certain fixed rate Federal Home Loan Bank advances and incurred $552 thousand in prepayment penalties as part of its balance sheet management activities. The prepayment penalties were recorded as a reduction of other fee revenue. The fixed rate advances were replaced with floating rate advances in order to reduce United’s exposure to downward rate movements. Also as part of those activities, United realized securities gains of $573 thousand from sales of securities.

Operating Expense

     Total operating expenses, excluding merger related charges were $91.1 million in 2002, compared with $83.9 million in 2001 and $74 million in 2000. Operating expenses for 2001 and 2000 exclude $1.6 million and $7.6 million, respectively, of merger-related charges. These charges primarily consisted of employee contractual obligations, write-off of obsolete equipment and other merger costs that are described in more detail in the section of Management’s Discussion and Analysis titled “Merger-Related and Restructuring Charges”. The following table presents the components of non-interest expenses for the years ended December 31, 2002, 2001 and 2000.

Table 5 — Operating Expenses
For the Years Ended December 31,
(in thousands)

				Change
	2002	2001	2000	2002-2001

Salaries and employee benefits	$57,735	$49,982	$42,519	16%
Occupancy	8,261	8,011	7,330	3
Communications and equipment	6,555	5,986	5,038	10
Postage, printing and supplies	3,731	4,452	3,547	(16)
Professional fees	3,368	3,406	2,816	(1)
Advertising and public relations	2,994	2,764	2,904	8
Amortization of intangibles	340	763	763	(55)
Other	8,140	8,542	9,126	(5)

Total operating expenses	91,124	83,906	74,043	9
Merger-related charges	—	1,617	7,613

Total non-interest expenses	$91,124	$85,523	$81,656	7

     Total salaries and benefits for 2002 were $57.8 million, an increase of $7.8 million, or 16%, over 2001 primarily due to an increase in the number of employees. United’s full-time equivalent staff increased to 1,097, from 1,035 at December 31, 2001 and 978 at December 31, 2000. Most of the 2001 staff increase occurred in the fourth quarter and most of the 2002 staff increase occurred in the first half of 2002. The head count growth was evenly divided between a merger, business development and infrastructure. The merger with West Georgia added approximately 30 staff in the fourth quarter of 2001. Business development at various banks added approximately 40 staff, including lenders in the metro Atlanta market, plus five new banking and commercial loan office locations and other customer support. Shared services and operations added approximately 40 staff, which included staff for a regional credit function, two new processing centers and other support areas. An increase in variable incentive compensation resulting from higher mortgage loan production and brokerage fees and merit increases for existing staff accounted for approximately $2.6 million of the remaining increase.

     Communications and equipment expense, which includes software-related expenses, data circuit costs, local phone service, long-distance service and cellular service, increased $.6 million, or 10%, during 2002. The increase was due to several projects that were completed in order to reinforce United’s technology infrastructure to provide a stable, redundant network to support the company as it grows. The equipment purchased under these projects allows for United’s technology platform to be more scalable, as well as, increases network speeds across the company’s locations.

     Postage, printing and supplies expense of $3.7 million was down $.7 million, or 16% compared to 2001. This decrease was due to the write off of old stationary and printed products in the third quarter of last year as United’s Community Banks adopted a common brand name.

     Amortization of intangibles of $340,000 for the year decreased 55% from 2001. This decrease was due to adoption of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangibles” which discontinued amortization of most goodwill effective January 1, 2002.

     The efficiency ratio measures total operating expenses as a percentage of total revenue, excluding the provision for loan losses, net securities gains (losses) and merger-related expenses. The FHLB prepayment losses taken during the fourth quarter of 2002 are also excluded from the efficiency ratio calculation since they were part of the same balance sheet management activities that resulted in the securities gains. United’s efficiency ratio for 2002 was 60.66% as compared with 62.52% and 64.15% for 2001 and 2000, respectively. The improvement in the efficiency ratio is due to managements’ focus on controlling operating expenses and improving operating results.

Income Taxes

     Income tax expense, including benefits relating to merger and restructuring charges, was $17.1 million in 2002 compared with $13.5 million in 2001 and $6.6 million in 2000. The effective tax rates (as a percentage of pre-tax net income) for 2002, 2001 and 2000 were 34.3%, 33.2% and 31.1%, respectively. These effective tax rates are lower than the statutory tax rate primarily due to interest revenue on certain investment securities and loans that are exempt from income taxes. The effective tax rate has increased over the three year period as tax exempt interest income on securities and loans has declined as a proportion of pre-tax earnings. Additional information regarding income taxes can be found in Note 13 to the Consolidated Financial Statements.

Fourth Quarter Discussion

     Taxable equivalent net interest revenue of $29.6 million for the fourth quarter of 2002 was $883 thousand or 3% higher than the fourth quarter of 2001. The increase was driven by a $428 million or 22% increase in average loans that was partially offset by compression in the net interest margin. In the fourth quarter of 2002, the net interest margin was 4.03% compared with 4.59% for the same period a year ago. The decrease in the net interest margin was caused by an increase in prime based floating rate loans that caused United to become more asset sensitive. This was done intentionally in anticipation of rate increases expected in late 2002 that did not occur. Additionally, the decline was due to the prolonged historically low rate environment and the flat yield curve, proceeds from maturing loans and securities were reinvested at rates substantially below the rates of the loans and securities they replaced.

     The provision for loan losses for the fourth quarter of 2002 was $1.8 million compared with $1.5 million for the same period a year earlier. The increase in provision expense was primarily due to a larger loan portfolio, as credit quality remained stable.

     Fee revenue was $8.8 million, up $1.9 million or 27% from the fourth quarter of 2001. The primary driver of the increase in fee revenue was deposit service charges, which increased $1.1, million or 40%, to $3.7 million primarily due to new products and services introduced in early 2002. Mortgage loan and related fees, consulting fees, and brokerage fees also showed increases from the fourth quarter of 2001. In the fourth quarter of 2002, United realized securities gains of $573 thousand from sales of securities as part of its balance sheet management activities. Also part of those activities, United incurred $552 thousand in prepayment penalties to terminate certain fixed rate Federal Home Loan Bank advances. The prepayment penalties were recorded as a reduction of other fee revenue.

     Operating expenses of $23.0 million for the fourth quarter of 2002 were up $842 thousand or 4% from the fourth quarter of 2001, excluding merger related charges incurred in the fourth quarter of 2001. An increase in salaries and benefits costs was the driver of the increase in operating expenses as most other expense categories were held to minimal increases or were down from a year ago. Salaries and employee benefits of $14.9 million for 2002 was up $1.8 million or 14% primarily due to staff additions, which was evenly divided among business development and infrastructure support. At December 31, 2002, United had 1,097 full time equivalent employees, up 62 from a year ago. Merit increases and higher mortgage and broker commissions, which are based on revenue, also contributed to the increase. Most of the decrease in the other expense categories was due to a concentrated focus on controlling discretionary spending; also, certain costs were incurred during the fourth quarter of 2001 to adopt a common brand name.

Balance Sheet Review

     Total assets at December 31, 2002 were $3.211 billion, an increase of $462 million, or 17%, from December 31, 2001. On an average basis, total assets increased $374 million, or 14%, from 2001 to 2002. Average interest earning assets for 2002 were $2.761 billion, compared with $2.419 billion for 2001, an increase of 14%.

Loans

     Total loans averaged $2.240 billion in 2002, compared with $1.855 billion in 2001, an increase of 21%. At December 31, 2002, total loans were $2.382 billion, an increase of $374 million, or 19%, from December 31, 2001. Most of the growth over 2001 occurred in the metropolitan Atlanta and north Georgia markets, with particular strength in loans secured by real estate, both residential and non-residential. Real estate-construction loans grew significantly with approximately half of the growth generated by the commercial loan production offices opened in the metro Atlanta market early in the year. The following table presents a summary of the loan portfolio by category over that period.

Table 6 — Loans Outstanding
As of December 31,
(in thousands)

	2002	2001	2000	1999	1998

Commercial	$140,515	$146,754	$177,009	$151,112	$141,743
Real estate — construction	523,294	308,566	256,886	211,034	161,257
Commercial real estate	682,818	629,114	476,797	411,575	300,143
Residential mortgage	900,105	777,805	717,828	623,215	445,596
Installment	135,066	145,751	163,535	167,212	154,756

Total loans	$2,381,798	$2,007,990	$1,792,055	$1,564,148	$1,203,495

As a percentage of total loans:
Commercial	6%	7%	10%	10%	12%
Real estate — construction	22	15	14	13	13
Commercial real estate	28	32	27	26	25
Residential mortgage	38	39	40	40	37
Installment	6	7	9	11	13

Total	100%	100%	100%	100%	100%

     Substantially all of United’s loans are to customers located in the immediate market areas of the Banks and approximately 98% of the loans are secured by real estate and other hard assets. This includes loan customers who have a seasonal residence in the Banks’ market areas. The following table indicates United’s loans by specific collateral type or loan purpose as of December 31, 2002 and 2001:

Table 7 — Loans by Collateral Type or Purpose
As of December 31, 2002 and 2001
(in thousands)

	2002		2001

		Percent of		Percent of
		Total Loans		Total Loans

Secured by real estate:
Residential — single family	$776,919	33%	$686,133	34%
Non-farm, non-residential	621,150	25	575,115	29
Construction and land development	523,294	22	308,566	15
Home equity lines of credit	123,186	5	91,672	5
Farmland	35,757	2	34,484	2
Multi-family residential	25,911	1	19,515	1

Total loans secured by real estate	2,106,217	88	1,715,485	86

Other loans:
Commercial and industrial	138,549	6	143,020	7
Consumer installment loans	135,066	6	145,751	7
Agricultural production	1,966	—	3,734	—

Total other loans	275,581	12	292,505	14

Total loans	$2,381,798	100%	$2,007,990	100%

     As of December 31, 2002, United’s 25 largest credit relationships consisted of loans and loan commitments ranging from $5.2 million to $14.7 million, with an aggregate total credit exposure including $35.5 million in unfunded commitments of $227.2 million. All of these customers have been underwritten in accordance with United’s credit quality standards and structured in order to minimize United’s potential exposure to loss.

     The following table sets forth the maturity distribution of commercial and real estate construction loans, including the interest rate sensitivity for loans maturing greater than one year, as of December 31, 2002. United’s loan policy does not permit automatic roll-over of matured loans.

Table 8 — Loan Portfolio Maturity
As of December 31, 2002
(in thousands)

					Rate Structure for Loans
	Maturity				Maturing Over One Year

	One Year	One through	Over Five		Fixed	Floating
	or Less	Five Years	Years	Total	Rate	Rate

Commercial	$66,544	$60,993	$12,978	$140,515	$38,218	$35,753
Real estate — construction	414,842	103,108	5,344	523,294	30,297	78,155

Total	$481,386	$164,101	$18,322	$663,809	$68,515	$113,908

Asset Quality and Risk Elements

     United manages asset quality and controls credit risk through diversification of the loan portfolio and the application of policies designed to promote sound underwriting and loan monitoring practices. United’s loan administration function is charged with monitoring asset quality, establishing credit policies and procedures and managing the consistent application of these policies and procedures at all of the Banks. Additional information on United’s loan administration function is included in Item 1 under the heading Loan Review and Non-performing Assets.

     The provision for loan losses charged to earnings is based upon management’s judgment of the amount necessary to maintain the allowance at a level adequate to absorb probable losses. The amount each year is dependent upon many factors including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies and other credit quality trends, management’s assessment of loan portfolio quality, the value of collateral, and economic factors and trends. The evaluation of these factors is performed by United’s credit administration department through an analysis of the adequacy of the allowance for loan losses.

     Reviews of non-performing, past due loans and larger credits, designed to identify potential charges to the allowance for loan losses, as well as determine the adequacy of the allowance, are conducted on a regular basis during the year. These reviews are performed by the responsible lending officers, a separate loan review function or the special assets department with consideration of such factors as the financial portfolio, prevailing and anticipated economic conditions and other factors.

     The following table presents a summary of changes in the allowance for loan losses for each of the past five years.

Table 9 — Allowance for Loan Losses
Years Ended December 31,
(in thousands)

	2002	2001	2000	1999	1998

Balance beginning of period	$27,124	$24,698	$20,043	$14,402	$12,404
Provision for loan losses	6,900	6,000	7,631	5,966	3,014
Allowance for loan losses acquired from subsidiaries at merger date	—	1,004	—	1,822	—
Charge-offs:
Commercial	461	1,826	676	362	476
Real estate — construction	110	175	—	4	—
Real estate — mortgage	2,086	1,415	567	782	299
Consumer	1,646	2,107	2,494	2,038	849

Total loans charged-off	4,303	5,523	3,737	3,186	1,624

Recoveries:
Commercial	283	129	167	180	296
Real estate — construction	30	32	—	5	—
Real estate — mortgage	246	222	59	331	68
Consumer	634	562	535	523	244

Total recoveries	1,193	945	761	1,039	608

Net charge-offs	3,110	4,578	2,976	2,147	1,016

Balance end of period	$30,914	$27,124	$24,698	$20,043	$14,402

Total loans:
At year-end	$2,381,798	$2,007,990	$1,792,055	$1,564,148	$1,203,495
Average	2,239,875	1,854,968	1,683,403	1,391,858	1,089,792
Allowance as a percentage of year-end loans	1.30%	1.35%	1.38%	1.28%	1.20%
As a percentage of average loans:
Net charge-offs	.14%	.25%	.18%	.15%	.09%
Provision for loan losses	.31	.32	.45	.43	.28
Allowance as a percentage of non-performing loans	459%	315%	444%	700%	832%

     Management believes that the allowance for loan losses at December 31, 2002 is adequate to absorb losses inherent in the loan portfolio. This assessment involves uncertainty and judgment; therefore, the adequacy of the allowance for loan losses cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examination of the Banks, may require additional charges to the provision for loan losses in future periods if the results of their review warrant such additions.

Non-performing Assets

     Non-performing loans, which include non-accrual loans and accruing loans past due over 90 days, totaled $6.7 million at year-end 2002, compared with $8.6 million at December 31, 2001. There is no concentration of non-performing loans attributable to any specific industry. At December 31, 2002, the ratio of non-performing loans to total loans was .28%, compared with .43% at year-end 2001. Non-performing assets, which include non-performing loans and foreclosed real estate, totaled $8.0 million at December 31, 2002, compared with $9.7 million at year-end 2001.

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

     There were no commitments to lend additional funds to customers whose loans were on non-accrual status at December 31, 2002. The table below summarizes non-performing assets at year-end for the last five years.

Table 10 — Non-Performing Assets
As of December 31,
(in thousands)

	2002	2001	2000	1999	1998

Non-accrual loans	$6,732	$8,610	$4,605	$2,106	$1,183
Loans past due 90 days or more and still accruing	1	—	956	758	547

Total non-performing loans	6,733	8,610	5,561	2,864	1,730
Other real estate owned	1,286	1,060	1,155	788	544

Total non-performing assets	$8,019	$9,670	$6,716	$3,652	$2,274

Total non-performing loans as a percentage of total loans	.28%	.43%	.31%	.18%	.14%
Total non-performing assets as a percentage of total assets	.25	.35	.27	.15	.13

     At December 31, 2002, United had $16.8 million of loans which were not classified as non-performing but for which known information about the borrowers’ financial condition caused management to have concern about the ability of the borrowers to comply with the repayment terms of the loans. These loans were identified through the loan review process described in the Asset Quality and Risk Elements section (see also section titled Loan Review and Non-performing Assets in Item 1) of this discussion above that provides for assignment of a risk rating based on a ten-grade scale to all commercial and commercial real estate loans. Based on the evaluation of current market conditions, loan collateral, other secondary sources of repayment and cash flow generation, management does not anticipate any significant losses related to these loans. These loans are subject to continuing management attention and are considered in the determination of the allowance for loan losses.

Investment Securities

     The composition of the investment securities portfolio reflects United’s investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of revenue. The securities portfolio also provides a balance to interest rate risk and credit risk in other categories of the balance sheet while providing a vehicle for the investment of available funds, furnishing liquidity, and supplying securities to pledge as required collateral for certain deposits.

     Total average investment securities decreased 5% during 2002. The decrease in the average balances for 2002 was due to paydowns on mortgage-backed securities caused by the low rate environment and natural attrition. In late 2002, United began a management strategy to reduce asset sensitivity and increase net interest revenue by purchasing investment securities. The fourth quarter securities purchases brought the December 31, 2002 balance to $559 million, 19% higher than the balance at December 31, 2001. At December 31, 2002, the average duration of the investment portfolio was 2.55 years compared with 3.14 years at December 31, 2001. The following table shows the carrying value of United’s securities as of December 31, 2002, 2001 and 2000.

Table 11 — Carrying Value of Investment Securities
As of December 31,
(in thousands)

	2002	2001	2000

Securities available for sale:
U.S. Treasury	$—	$1,951	$6,034
U.S. Government agencies	216,517	209,532	108,362
State and political subdivisions	72,499	78,123	83,976
Mortgage-backed securities	263,740	174,104	301,363
Other	6,634	6,466	8,531

Total securities available for sale	$559,390	$470,176	$508,266

     The investment securities portfolio consists of U.S. Government and agency securities, municipal securities, and U.S. Government sponsored agency mortgage-backed securities. A mortgage-backed security relies on the underlying mortgage pools of loans to provide a cash flow of principal and interest. The actual maturities of these securities will differ from the contractual maturities because the loans underlying the security may prepay with or without prepayment penalties. Decreases in interest rates will generally cause an acceleration of prepayment levels. In a declining interest rate environment, proceeds may not be able to be reinvested in assets that have comparable yields.

     At December 31, 2002, United had 47% of its total investment securities portfolio in mortgage backed pass-through securities, all of which are issued or backed by Federal agencies, compared with 37% at December 31, 2001. United did not have securities of any issuer in excess of 10% of equity at year-end 2002 or 2001, excluding U.S. Government issues. Other mortgage-backed securities, including collateralized mortgage obligations, represented 6% of the total securities portfolio at December 31, 2002, compared with 12% at year-end 2001. See Note 5 to the Consolidated Financial Statements for further discussion of investment portfolio and related fair value and maturity information.

Deposits

     Total average deposits for 2002 were $2.312 billion, an increase of $302 million, or 15% from 2001. Average non-interest bearing demand deposit accounts increased $28 million, or 10%, and average interest bearing transaction accounts increased $176 million, or 38%, from 2001. Average time deposits for 2002 were $1.271 billion, up from $1.180 million in 2001.

     Time deposits of $100,000 and greater totaled $370 million at December 31, 2002, compared with $374 million at year-end 2001. United utilizes “brokered” time deposits, issued in certificates of less than $100,000, as an alternative source of cost-effective funding. Average brokered time deposits outstanding in 2002, 2001 and 2000 were $145.2 million, $58.7 million and $53.8 million, respectively. The average rate paid on brokered time deposits in 2002, 2001 and 2000 was 2.70%, 6.11% and 6.24%, respectively. Total interest paid on time deposits of $100,000 and greater during 2002 was $13.5 million.

     The following table sets forth the scheduled maturities of time deposits of $100,000 and greater and brokered time deposits at December 31, 2002.

Table 12 — Maturities of Time Deposits of $100,000 and Greater and Brokered Deposits
As of December 31, 2002
(in thousands)

$100,000 and greater:
Three months or less	$92,542
Three to six months	88,267
Six to twelve months	92,979
Over one year	96,023

Total	$369,811

Brokered deposits
Three months or less	$35,000
Three to six months	62,383
Six to twelve months	42,269
Over one year	24,329

Total	$163,981

Wholesale Funding

     At December 31, 2002, both of the Banks were shareholders in the Federal Home Loan Bank of Atlanta. Through this affiliation, secured advances totaling $492 million were outstanding at rates competitive with time deposits of like maturities. United anticipates continued utilization of this short and long term source of funds to minimize interest rate risk. The FHLB advances outstanding at December 31, 2002 had both fixed and floating interest rates ranging from 1.16% to 7.81%. Approximately 42% of the FHLB advances mature prior to December 31, 2003. Additional information regarding FHLB advances, including scheduled maturities, is provided in Note 10 to the consolidated financial statements.

Liquidity Management

     The objective of liquidity management is to ensure that sufficient funding is available, at reasonable cost, to meet the ongoing operational cash needs of United and to take advantage of revenue producing opportunities as they arise. While the desired level of liquidity will vary depending upon a number of factors, it is the primary goal of United to maintain a sufficient level of liquidity in reasonably foreseeable economic environments. Liquidity is defined as the ability of a bank to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management involves maintaining United’s ability to meet the daily cash flow requirements of the Banks’ customers, both depositors and borrowers.

     The primary objectives of asset/liability management are to provide for adequate liquidity in order to meet the needs of customers and to maintain an optimal balance between interest-sensitive assets and interest-sensitive liabilities, so that United can also meet the investment objectives of its shareholders as market interest rates change. Daily monitoring of the sources and uses of funds is necessary to maintain a position that meets both goals.

     The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and the maturities and sales of securities. Mortgage loans held for sale totaled $24.1 million at December 31, 2002, and typically turn over every 45 days as closed loans are sold to investors in the secondary market. Real estate-construction and commercial loans that mature in one year or less amounted to $481 million, or 20%, of the total loan portfolio at December 31, 2002. Other short-term investments such as federal funds sold are additional sources of liquidity.

     The liability section of the balance sheet provides liquidity through depositors’ interest bearing and non-interest bearing accounts. Federal funds purchased, FHLB advances and securities sold under agreements to repurchase are additional sources of liquidity and represent United’s incremental borrowing capacity. These sources of liquidity are short-term in nature and are used as necessary to fund asset growth and meet other short-term liquidity needs. The following table shows United’s contractual obligations and other commitments as of December 31, 2002.

Table 13 — Contractual Obligations and Other Commitments
As of December 31, 2002
(in thousands)

	Maturity By Years

	Total	1 or Less	1 to 3	3 to 5	Over 5

Contractual Cash Obligations
FHLB Advances	$492,130	$206,100	$94,000	$60,000	$132,030
Long-term debt and other borrowings	74,911	3,911	—	3,500	67,500
Operating leases	3,020	750	1,508	505	257

Total contractual cash obligations	$570,061	$210,761	$95,508	$64,005	$199,787

Other Commitments
Lines of credit	$359,279	$245,645	$59,518	$5,363	$48,753
Commercial letters of credit	8,186	7,237	530	406	13

Total other commitments	$367,465	$252,882	$60,048	$5,769	$48,766

     As disclosed in United’s consolidated statements of cash flows, net cash provided by operating activities was $30 million during 2002. The major sources of cash provided by operating activities are net income partially offset by changes in other assets, other liabilities and mortgage loans held for sale. Net cash used in investing activities of $475 million consisted primarily of a net increase in loans of $379 million and securities purchases of $333 million partially funded by sales, maturities and paydowns of securities of $218 million. Net cash provided by financing activities provided the remainder of funding sources for 2002. The $428 million of net cash provided by financing activities consisted primarily of a $269 million net increase in deposits, a net increase in FHLB advances of $202 million, proceeds from issuance of subordinated debt of $31 million and a decrease of $57 million in federal funds purchased and repurchase agreements. In the opinion of management, United’s liquidity position at December 31, 2002, is sufficient to meet its expected cash flow requirements.

Capital Resources and Dividends

     Stockholders’ equity at December 31, 2002 was $221.6 million, an increase of $26.9 million, or 14%, from December 31, 2001. Accumulated other comprehensive income (loss), which includes unrealized gains and losses on securities available for sale and the unrealized gains and losses on derivatives qualifying as cash flow hedges, was not included in the calculation of regulatory capital adequacy ratios. Excluding the increase in the accumulated other comprehensive income, stockholders’ equity increased 11%. Dividends of $5.3 million, or $.25 per share, were declared on common stock in 2002, an increase of 25% per share from the amount declared in 2001. The dividend payout ratios based on net income for 2002 and 2001 were 16.3% and 15.0%, respectively; and, excluding merger-related charges, the ratios were 16.3% and 15.6%, respectively. United has historically retained the majority of its earnings in order to provide capital for continued growth and expansion. However, in recognition that cash dividends are an important component of shareholder return, management has instituted a dividend program that will provide for a higher level of cash dividends when earnings and capital levels permit.

     On December 31, 1996, United completed a private placement of convertible subordinated debentures due December 31, 2006 (the “2006 Debentures”). The 2006 Debentures bear interest at the rate of 25 basis points over the prime rate, as quoted in the Wall Street Journal, payable quarterly. The 2006 Debentures may be redeemed, in whole or in part at the option of United upon at least 20 days and not more than 60 days notice, at a redemption price equal to 100% of the principal amount of the debentures to be redeemed plus interest accrued and unpaid as of the date of redemption. The holders of the 2006 Debentures have the right, exercisable at any time up to December 31, 2006, to convert such debentures at the principal amount thereof into shares of Common Stock of United at the conversion price of $12.50 per share.

     On November 26, 2002, United issued through a private placement, $31.5 million in 6.75% subordinated notes due November 26, 2012. Proceeds from the issuance are being used to finance business expansion and for general business purposes. The notes qualify as Tier II capital under Risk Based Capital Guidelines.

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

     Tier I capital consists of stockholders’ equity, excluding accumulated other comprehensive income and intangible assets (goodwill and deposit-based intangibles), plus qualifying capital securities. United’s Tier I capital totaled $233.5 million at December 31, 2002. Tier II capital components include supplemental capital such as a qualifying allowance for loan losses and qualifying subordinated debt. Tier I capital plus Tier II capital components is referred to as Total Risk-based Capital and was $298.4 million at December 31, 2002. The ratios, as calculated under the guidelines, were 9.8% and 12.5% for Tier I and Total Risk-based Capital, respectively, at December 31, 2002.

     A minimum leverage ratio is required in addition to the risk-based capital standards and is defined as Tier I capital divided by average assets reduced by the amount of goodwill and deposit-based intangibles. A minimum leverage ratio of 3% is required for the highest-rated bank holding companies which are not undertaking significant expansion programs, but the Federal Reserve Board requires a bank holding company to maintain a leverage ratio greater than 3% if it is experiencing or anticipating significant growth or is operating with less diversified risks in the opinion of the Federal Reserve Board. The Federal Reserve Board uses the leverage and risk-based capital ratios to assess capital adequacy of banks and bank holding companies. United’s leverage ratios at December 31, 2002 and 2001 were 7.5% and 8.0%, respectively.

     United monitors these capital ratios to ensure that United and the Banks remain within regulatory guidelines. Further information regarding the actual and required capital ratios of United and the Banks is provided in Note 15 to the consolidated financial statements.

Impact of Inflation and Changing Prices

     A bank’s asset and liability structure is substantially different from that of an industrial firm in that primarily all assets and liabilities of a bank are monetary in nature, with relatively little investment in fixed assets or inventories. Inflation has an important impact on the growth of total assets and the resulting need to increase equity capital at higher than nominal rates in order to maintain an appropriate equity to assets ratio.

     United’s management believes the impact of inflation on financial results depends on United’s ability to react to changes in interest rates and, by such reaction, reduce the inflationary impact on performance. United has an asset/liability management program to monitor and manage United’s interest rate sensitivity position. In addition, periodic reviews of banking services and products are conducted to adjust pricing in view of current and expected costs.

Outlook

     Management expects internally generated growth to continue through 2003, although at a slower rate than 2002. Earnings per share are expected to grow at a rate of 12% to 15% based on a stable net interest margin and anticipated loan growth of 10% to 14%.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity Management

     The absolute level and volatility of interest rates can have a significant impact on United’s profitability. The objective of interest rate risk management is to identify and manage the sensitivity of net interest revenue to changing interest rates, in order to achieve United’s overall financial goals. Based on economic conditions, asset quality and various other considerations, management establishes tolerance ranges for interest rate sensitivity and manages within these ranges.

     United’s net interest revenue, and the fair value of its financial instruments, are influenced by changes in the level of interest rates. United manages its exposure to fluctuations in interest rates through policies established by the Asset/Liability Management Committee of United and of its subsidiary Banks. The ALCO meets periodically and has responsibility for approving asset/liability management policies, formulating and implementing strategies to improve balance sheet positioning and/or earnings and reviewing United’s interest rate sensitivity.

     One of the tools management utilizes to estimate the sensitivity of net interest revenue to changes in interest rates is an interest rate simulation model. Such estimates are based upon a number of assumptions for each scenario, including the level of balance sheet growth, deposit repricing characteristics and the rate of prepayments. The simulation model measures the potential change in net interest revenue over a twelve-month period under six interest rate scenarios. The first scenario assumes rates remain flat over the next twelve months and is the scenario that all others are compared to in order to measure the change in net interest revenue. The second scenario is a most likely scenario that projects the most likely change in rates over the next twelve months based on the slope of the yield curve. United runs ramp scenarios that assume gradual increases and decreases of 200 basis points each over the next twelve months. United has a policy for net interest revenue simulation based on rate movements of up 200 basis points ramp over twelve months and down 200 basis points ramp over twelve months from the flat rate scenario. The policy limits net interest revenue to a 10% decrease in either scenario. At December 31, 2002, United’s simulation model indicated that a 200 basis point increase in rates over the next twelve months would cause an approximate 1% increase in net interest revenue and a 200 basis point decrease in rates over the next twelve months would cause an approximate 3% decrease in net interest revenue. This compares with December 31, 2001 when the model indicated that a 200 basis point increase in rates over the next twelve months would cause an approximate 1% increase in net interest revenue and a 200 basis point decrease in rates over the next twelve months would cause an approximate 1% decrease in net interest revenue.

     Interest rate sensitivity is a function of the repricing characteristics of United’s portfolio of assets and liabilities. These repricing characteristics are the time frames within which the interest-earning assets and interest-bearing liabilities are subject to change in interest rates either at replacement, repricing or maturity during the life of the instruments. Interest rate sensitivity management focuses on the maturity structure of assets and liabilities and their repricing characteristics during periods of changes in market interest rates. Effective interest rate sensitivity management seeks to ensure that both assets and liabilities respond to changes in interest rates within an acceptable timeframe, thereby minimizing the impact of interest rate changes on net interest revenue. Interest rate sensitivity is measured as the difference between the volumes of assets and liabilities in United’s current portfolio that are subject to repricing at various time horizons: immediate; one to three months; four to twelve months; one to five years; over five years, and on a cumulative basis. The differences are known as interest sensitivity gaps.

     The following table shows interest sensitivity gaps for these different intervals as of December 31, 2002.

Table 14 — Interest Rate Gap Sensitivity
As of December 31, 2002
(in thousands)

	Interest Sensitivity Periods in Months

	Immediate	1 to 3	4 to 12	13 to 60	Over 60	Total

Interest earning assets:
Interest bearing deposits with banks	$31,318	$—	$—	$—	$—	$31,318
Federal funds sold	—	—	—	—	—	—
Securities	13,331	66,746	129,049	286,680	63,584	559,390
Mortgage loans held for sale	24,080	—	—	—	—	24,080
Loans	980,753	351,650	614,563	384,091	50,741	2,381,798
Other interest-earning assets	—	—	—	—	32,823	32,823

Total interest-earning assets	1,049,482	418,396	743,612	670,771	147,148	3,029,409

Interest bearing liabilities:
Demand deposits	734,494	—	—	—	—	734,494
Savings deposits	100,523	—	—	—	—	100,523
Time deposits	—	285,972	627,292	338,834	511	1,252,609
Fed funds purchased/repurchase agreements	20,263	—	—	—	—	20,263
FHLB advances	200,273	6,120	371	155,964	129,402	492,130
Long-term debt	7,411	—	—	—	67,500	74,911

Total interest-bearing liabilities	1,062,964	292,092	627,663	494,798	197,413	2,674,930

Interest rate swaps, net	395,000	—	—	—	—	395,000
Non-interest bearing sources of funds	—	—	—	—	297,613	297,613

Interest sensitivity gap	(408,482)	126,304	115,949	175,973	(347,878)

Cumulative sensitivity gap	$(408,482)	$(282,178)	$(166,229)	$9,744	$(338,134)

Cumulative gap percent(1)	-13%	-9%	-5%	0%	-11%

(1)	Cumulative interest rate sensitivity position as a percent of total interest-earning assets.

     As demonstrated in the preceding table, 74% of interest-bearing liabilities will reprice within twelve months compared with 73% of interest-earning assets, however such changes may not be proportionate with changes in market rates within each balance sheet category. Changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. The interest rate spread between an asset and its supporting liability can vary significantly even when the timing of repricing for both the asset and the liability remains the same, due to the two instruments repricing according to different indices. This characteristic is referred to as basis risk.

     Varying interest rate environments can create unexpected changes in prepayment levels of assets and liabilities that are not reflected in the interest rate sensitivity analysis. These prepayments may have significant impact on the net interest margin. Because of these limitations, an interest sensitivity gap analysis may not provide an accurate assessment of exposure to changes in interest rates.

     Table 14 indicates United is in a liability sensitive gap position for the first twelve months. This liability sensitive position would generally indicate that United’s net interest revenue would decrease should interest rates rise and would increase should interest rates fall. United’s simulation model indicates, however, that United is asset sensitive and that changes in net interest revenue would be directionally consistent with changes in rates. The difference between the results of the two analysis tools is primarily due to interest-bearing deposit balances that United has some discretion over the timing and extent of rate changes. In the simulation model, management has assumed that such deposits are not fully sensitive to rising rate movements, since management would delay increases in rates until warranted by competitive pressures. Additionally, interest rate swap contracts having a notional value of $165 million will mature by December 31, 2003. United uses both the interest rate gap sensitivity analysis and simulation modeling to determine its exposure to interest rate risk and neither can provide absolute assurance that United is not at risk from interest rate increases and decreases. Management also evaluates the condition of the economy, the pattern of market interest rates and other economic data to determine the appropriate mix and repricing characteristics of assets and liabilities necessary to optimize the net interest margin.

     The following table presents the contractual maturity of investment securities by maturity date and average yields based on amortized cost (for all obligations on a fully taxable basis) at December 31, 2002. The composition and maturity/repricing distribution of the securities portfolio is subject to change depending on rate sensitivity, capital and liquidity needs.

Table 15 — Expected Maturity of Available for Sale Investment Securities
As of December 31, 2002
(in thousands)

	Maturity By Years

	1 or Less	1 to 5	5 to 10	Over 10	Total

U.S. Government agencies	$9,548	$41,145	$13,655	$152,169	$216,517
State and political subdivisions	9,494	23,837	26,575	12,593	72,499
Other securities(1)	263	6,335	37,526	226,250	270,374

Total securities available for sale	$19,305	$71,317	$77,756	$391,012	$559,390
Weighted average yield(2)	7.18%	6.60%	6.06%	5.14%	5.52%

(1)	Includes mortgage-backed securities

(2)	Based on amortized cost, taxable equivalent basis

     In order to assist in achieving a desired level of interest rate sensitivity, United has entered into off-balance sheet contracts that are considered derivative financial instruments during 2002, 2001 and 2000. Derivative financial instruments can be a cost effective and capital effective means of modifying the repricing characteristics of on-balance sheet assets and liabilities. These contracts consist of interest rate swaps under which United pays a variable rate and receives a fixed rate. The following table presents United’s interest rate swap contracts outstanding at December 31, 2002.

Table 16 — Interest Rate Swap Contracts
As of December 31, 2002
(in thousands)

	Notional	Rate		Fair
Type/Maturity	Amount	Paid (1)	Rate	Value

Fair Value Contracts
January 2, 2003	$15,000	7.21%	4.25%	$(1)

Cash Flow Contracts
March 24, 2003	25,000	7.80	4.25	205
June 18, 2003	25,000	7.85	4.25	417
December 31, 2003	100,000	4.85	4.25	534
October 24, 2005	65,000	5.57	4.25	783
December 17, 2006	30,000	5.99	4.25	325
October 23, 2007	135,000	6.08	4.25	2,233

Total Cash Flow Contracts	380,000	5.89	4.25	4,497

Total/weighted average	$395,000	5.94%	4.25%	$4,496

(1)	Based on prime rate at December 31, 2002

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

(Porter Keadle Moore, LLP LOGO)

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders
United Community Banks, Inc.
Blairsville, Georgia

We have audited the accompanying consolidated balance sheet of United Community Banks, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Community Banks, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ Porter Keadle Moore, LLP

Atlanta, Georgia
January 28, 2003

Certified Public Accountants

Suite 1800 · 235 Peachtree Street NE · Atlanta, Georgia 30303 · Phone 404-588-4200 · Fax 404-588-4222 · www.pkm.com

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Consolidated Statement of Income

For the Years Ended December 31, 2002, 2001 and 2000

(in thousands, except per share data)

	2002	2001	2000

Interest revenue:
Loans, including fees	$168,192	$175,494	$170,538
Investment securities:
Taxable	21,578	27,095	33,182
Tax exempt	3,207	3,571	4,029
Federal funds sold and deposits in banks	576	1,732	2,999

Total interest revenue	193,553	207,892	210,748

Interest expense:
Deposits:
Demand	11,515	12,628	17,062
Savings	508	1,392	2,413
Time	45,206	65,270	74,011

	57,229	79,290	93,486
Other borrowings	19,128	21,584	23,105

Total interest expense	76,357	100,874	116,591

Net interest revenue	117,196	107,018	94,157
Provision for loan losses	6,900	6,000	7,631

Net interest revenue after provision for loan losses	110,296	101,018	86,526
Fee revenue:
Service charges and fees	13,465	9,913	8,248
Mortgage loan and other related fees	7,751	6,179	1,429
Consulting fees	4,612	4,658	4,733
Brokerage fees	1,875	1,286	1,085
Securities gains (losses), net	637	214	(2,687)
Other	2,394	3,017	3,405

Total fee revenue	30,734	25,267	16,213

Operating expenses:
Salaries and employee benefits	57,735	49,982	42,519
Occupancy	8,261	8,011	7,330
Communications and equipment	6,555	5,986	5,038
Postage, printing, and supplies	3,731	4,452	3,547
Professional fees	3,368	3,406	2,816
Advertising and public relations	2,994	2,764	2,904
Amortization of intangibles	340	763	763
Merger-related charges	—	1,617	7,613
Other	8,140	8,542	9,126

Total operating expenses	91,124	85,523	81,656

Income before income taxes	49,906	40,762	21,083
Income taxes	17,126	13,531	6,566

NET INCOME	$32,780	$27,231	$14,517

Net income available to common shareholders	$32,676	$27,110	$14,474

Earnings per common share:
Basic	$1.53	$1.28	$.70
Diluted	1.48	1.25	.69
Weighted average common shares outstanding (in thousands):
Basic	21,375	21,127	20,600
Diluted	22,161	21,749	21,194

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Consolidated Balance Sheet

As of December 31, 2002 and 2001

(in thousands, except share data)

Assets

	2002	2001

Cash and due from banks	$75,027	$87,299
Interest-bearing deposits in banks	31,318	17,604
Federal funds sold	—	18,124

Cash and cash equivalents	106,345	123,027
Securities available for sale	559,390	470,176
Mortgage loans held for sale	24,080	16,538
Loans, net of allowance of $30,914 and $27,124	2,350,884	1,980,866
Premises and equipment, net	70,748	64,066
Interest receivable	20,275	22,544
Intangible assets	12,767	13,109
Other assets	66,855	58,931

Total Assets	$3,211,344	$2,749,257

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Demand	$297,613	$278,995
Interest-bearing demand	734,494	526,608
Savings	100,523	96,992
Time	1,252,609	1,213,904

Total deposits	2,385,239	2,116,499
Accrued expenses and other liabilities	17,222	22,294
Federal funds purchased and repurchase agreements	20,263	77,214
Federal Home Loan Bank advances	492,130	290,394
Long-term debt and other borrowings	74,911	48,191

Total Liabilities	2,989,765	2,554,592

Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $1 par value; $10 stated value; 10,000,000 shares authorized; issued and outstanding 172,600 shares	1,726	1,726
Common stock, $1 par value; 50,000,000 shares authorized; issued 21,805,924 shares	21,806	21,806
Capital surplus	62,495	62,829
Retained earnings	135,709	108,371
Treasury stock, at cost; 542,652 and 294,948 shares	(11,432)	(5,749)
Accumulated other comprehensive income	11,275	5,682

Total stockholders’ equity	221,579	194,665

Total liabilities and stockholders’ equity	$3,211,344	$2,749,257

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders’ Equity
For the Years Ended December 31, 2002, 2001 and 2000
(in thousands, except share data)

						Accumulated
						Other
	Preferred	Common	Capital	Retained	Treasury	Comprehensive
	Stock	Stock	Surplus	Earnings	Stock	Income (Loss)	Total

Balance, December 31, 1999	$—	$20,187	$33,908	$74,813	$—	$(9,596)	$119,312
Comprehensive income:
Net income	—	—	—	14,517	—	—	14,517
Other comprehensive income:
Unrealized holding gains on securities available for sale (net of deferred tax expense of $5,238)	—	—	—	—	—	8,514	8,514
Reclassification adjustment for losses on securities available for sale included in fee revenue (net of tax benefit of $599)	—	—	—	—	—	978	978

Comprehensive income				14,517		9,492	24,009
Cash dividends declared ($.15 per share)	—	—	—	(2,923)	—	—	(2,923)
Cash dividends declared by pooled subsidiaries	—	—	—	(646)	—	—	(646)
Common stock offering, net (836,754 shares)	—	837	14,927				15,764
Common stock issued for options (4,000 shares)	—	4	37	—	—	—	41
Preferred stock issued (287,410 shares)	2,874	—	—	—	—	—	2,874
Dividends declared on preferred stock ($.15 per share)	—	—	—	(43)	—	—	(43)

Balance, December 31, 2000	2,874	21,028	48,872	85,718	—	(104)	158,388
Comprehensive income:
Net income	—	—	—	27,231	—	—	27,231
Other comprehensive income:
Unrealized holding gains on securities available for sale (net of deferred tax expense of $2,829)	—	—	—	—	—	5,288	5,288
Reclassification adjustment for gains on securities available for sale included in fee revenue (net of tax expense of $75)	—	—	—	—	—	(139)	(139)
Unrealized gains on derivative financial instruments qualifying as cash flow hedges (net of deferred tax expense of $328)	—	—	—	—	—	637	637

Comprehensive income				27,231		5,786	33,017
Cash dividends declared ($.20 per share)				(4,238)			(4,238)
Common stock issued for acquisition (716,252 shares)	—	716	12,885	(219)	—	—	13,382
Common stock issued for options (61,774 shares)	—	62	361	—	—	—	423
Preferred stock retired (114,810 shares)	(1,148)	—	—	—	—	—	(1,148)
Treasury stock purchased (294,948 shares)	—	—	—	—	(5,749)	—	(5,749)
Reduction of KSOP liability	—	—	711	—	—	—	711
Dividends declared on preferred stock ($.60 per share)	—	—	—	(121)	—	—	(121)

Balance, December 31, 2001	1,726	21,806	62,829	108,371	(5,749)	5,682	194,665
Comprehensive income:
Net income	—	—	—	32,780	—	—	32,780
Other comprehensive income:
Unrealized holding gains on securities available for sale (net of deferred tax expense of $2,251)	—	—	—	—	—	3,812	3,812
Reclassification adjustment for gains on securities available for sale included in fee revenue (net of tax expense of $223)	—	—	—	—	—	(414)	(414)
Unrealized gains on derivative financial instruments qualifying as cash flow hedges (net of deferred tax expense of $1,336)	—	—	—	—	—	2,195	2,195

Comprehensive income				32,780		5,593	38,373
Cash dividends declared ($.25 per share)				(5,338)			(5,338)
Exercise of stock options (66,687 shares)	—	—	(577)	—	1,301	—	724
Treasury stock purchased (326,861 shares)	—	—	—	—	(7,227)	—	(7,227)
Employee stock grant (12,470 shares)	—	—	—	—	243	—	243
Tax benefit from option exercised	—	—	243	—	—	—	243
Dividends declared on preferred stock ($.60 per share)	—	—	—	(104)	—	—	(104)

Balance, December 31, 2002	$1,726	$21,806	$62,495	$135,709	$(11,432)	$11,275	$221,579

See accompanying notes to consolidated financial statements

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Consolidated Statement of Cash Flows

For the Years Ended December 31, 2002, 2001 and 2000

(in thousands)

	2002	2001	2000

Operating activities:
Net income	$32,780	$27,231	$14,517
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	8,559	6,299	5,451
Provision for loan losses	6,900	6,000	7,631
Deferred income tax benefit	(848)	(594)	(3,791)
(Gain) loss on sale of securities available for sale	(637)	(214)	1,577
Loss on sale of securities held to maturity	—	—	1,110
(Gain) loss on disposal of premises and equipment	(16)	(290)	1,848
Employee stock grant	243	—	—
Change in assets and liabilities, net of effects of purchase acquisitions:
Other assets and accrued interest receivable	(8,007)	(22)	(8,420)
Accrued expenses and other liabilities	(1,372)	(3,008)	(770)
Mortgage loans held for sale	(7,542)	(10,413)	201

Net cash provided by operating activities	30,060	24,989	19,354

Investing activities, net of effects of purchase acquisitions:
Proceeds from sales of securities available for sale	30,385	30,457	58,990
Proceeds from sales of securities held to maturity	—	—	3,867
Proceeds from maturities and calls of securities available for sale	217,707	158,317	84,316
Purchases of securities available for sale	(333,092)	(129,200)	(78,833)
Proceeds from maturities and calls of securities held to maturity	—	—	1,920
Net increase in loans	(379,296)	(160,925)	(232,107)
Purchases of premises and equipment	(12,993)	(7,980)	(7,166)
Cash acquired from acquisitions	—	2,895	—
Cash deposits for life insurance contracts	—	(942)	(3,350)
Proceeds from sale of other real estate	2,398	2,406	889

Net cash used in investing activities	(474,891)	(104,972)	(171,474)

Financing activities, net of effects of purchase acquisitions:
Net change in deposits	268,740	54,859	126,486
Net change in federal funds purchased and repurchase agreements	(56,951)	24,574	20,828
Net change in other borrowings	(4,780)	6,948	(16,812)
Proceeds from FHLB advances	476,699	149,000	231,625
Repayments of FHLB advances	(274,963)	(123,831)	(268,679)
Proceeds from Trust Preferred Securities	—	—	14,479
Proceeds from issuance of subordinated debt	31,096	—	—
Proceeds from exercise of stock options	724	423	41
Proceeds from common stock offering	—	—	15,764
Retirement of preferred stock	—	(1,148)	—
Purchase of treasury stock	(7,227)	(5,749)	—
Cash dividends on common stock	(5,085)	(4,238)	(3,139)
Cash dividends on preferred stock	(104)	(121)	(43)

Net cash provided by financing activities	428,149	100,717	120,550

Net change in cash and cash equivalents	(16,682)	20,734	(31,570)
Cash and cash equivalents at beginning of year	123,027	102,293	133,863

Cash and cash equivalents at end of year	$106,345	$123,027	$102,293

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(1)	Summary of Critical and Significant Accounting Policies

The accounting principles followed by United Community Banks, Inc. (“United”) and its subsidiaries and the methods of applying these principles conform with accounting principles generally accepted in the United States of America and with general practices within the banking industry. The following is a description of the more significant of those policies.

Organization and Basis of Presentation

United is a multi-bank holding company whose business is conducted by its wholly-owned bank subsidiaries. United is subject to regulation under the Bank Holding Company Act of 1956. The consolidated financial statements include the accounts of United Community Banks, Inc. and its wholly-owned commercial bank subsidiaries in Georgia and North Carolina (collectively, the “Banks”), and Brintech, Inc., a financial services consulting subsidiary based in New Smyrna Beach, Florida. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Banks are commercial banks that serve markets throughout north Georgia, metropolitan Atlanta and western North Carolina and provide a full range of banking services. The Banks are insured and subject to the regulation of the Federal Deposit Insurance Corporation (“FDIC”). During 2002, United merged all its separately chartered Georgia banks into one charter.

In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the balance sheet and revenue and expenses for the years then ended. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and the valuation of real estate that is used as collateral for a substantial portion of United’s loans and real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with these estimates, management obtains independent appraisals for significant properties.

Cash and Cash Equivalents

Cash equivalents include amounts due from banks, interest-bearing deposits in banks, and federal funds sold. Generally, federal funds are sold for one-day periods and interest-bearing deposits in banks mature within a period less than 90 days.

Investment Securities

United classifies its securities in one of three categories: held to maturity, available for sale, or trading. Trading securities are bought and held principally for the purpose of selling them in the near term. United does not have investments classified in the trading category. Held to maturity securities are those securities for which United has the ability and intent to hold until maturity. All other securities are classified as available for sale. At December 31, 2002 and 2001, all securities were classified as available for sale.

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

A decline in the fair value of available for sale and held to maturity securities below cost that is deemed other than temporary is charged to earnings and establishes a new cost basis for the security. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to the yield. Realized gains and losses for securities classified as available for sale and held to maturity securities are included in earnings and derived using the specific identification method for determining the cost of the securities sold.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued

(1)	Summary of Critical and Significant Accounting Policies, continued Mortgage Loans Held for Sale

Mortgage loans held for sale are carried at the lower of aggregate cost or market value. The amount by which cost exceeds market value is accounted for as a valuation allowance. Changes in the valuation allowance are included in the determination of net earnings for the period in which the change occurs. No market valuation allowances were required at December 31, 2002 or 2001 since most loans are pre-sold before they are funded.

Loans and Allowance for Loan Losses

All loans are stated at principal amount outstanding, net of any unearned revenue. Interest on loans is primarily calculated by using the simple interest method on daily balances of the principal amount outstanding.

The accrual of interest is discontinued on a loan when a loan becomes 90 days past due and is not both well collateralized and in the process of collection, or when management believes, after considering economic and business conditions and collection efforts, that the principal or interest will not be collectible in the normal course of business. When a loan is placed on nonaccrual status, previously accrued and uncollected interest is charged against interest revenue on loans. Generally, payments received on nonaccrual loans are applied to principal.

A loan is considered impaired when, based on current information and events, it is probable that all amounts due, according to the contractual terms of the loan, will not be collected. Impaired loans are measured based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, or at the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. Interest revenue on impaired loans is recognized using the cash-basis method of accounting during the time the loans were impaired.

The allowance for loan losses is established through a provision for loan losses charged to income. Loans are charged against the allowance for loan losses when available information confirms that the collectibility of the principal is unlikely. The allowance represents an amount, which, in management’s judgment, is adequate to absorb probable losses on existing loans as of the date of the balance sheet.

The allowance is composed of general reserves and specific reserves. General reserves are determined by applying loss percentages to the portfolio based on management’s evaluation and “risk grading” of the commercial loan portfolio. Additionally, the general economic and business conditions affecting key lending areas, credit quality trends, collateral values, loan volumes and concentrations, seasoning of the loan portfolio, the findings of internal credit reviews and results from external bank regulatory examinations are included in this evaluation. Specific reserves are provided on some commercial loans that are classified in the Watch, Substandard or Doubtful risk grades, when necessary. The specific reserves are determined on a loan-by-loan basis based on management’s evaluation of United’s exposure for each credit, given the current payment status of the loan and the value of any underlying collateral. Loans for which specific reserves are provided are excluded from the calculation of general reserves.

Management prepares a quarterly analysis of the allowance for loan losses and material deficiencies are adjusted by increasing the provision for loan losses. Management has an internal loan review department that is independent of the lending function to challenge and corroborate the loan grading system and provide additional analysis in determining the adequacy of the allowance for loan losses. Management also outsources loan review on a rotating basis to ensure objectivity in the loan review process.

Management believes the allowance for loan losses is adequate at December 31, 2002. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review United’s allowance for loan losses. Such agencies may require United to recognize additions to the allowance based on their judgment and information available to them at the time of their examination.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued

(1)	Summary of Critical and Significant Accounting Policies, continued Premises and Equipment

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

Stock-Based Compensation

United’s stock-based compensation plans are accounted for based on the intrinsic value method set forth in Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. Compensation expense for employee stock options is not recognized if the exercise price of the option equals or exceeds the fair value of the stock on the date of grant. Compensation expense for restricted share awards is ratably recognized over the period of service, usually the restricted period, based on the fair value of the stock on the date of grant. Had compensation costs been determined based upon the fair value of the options at the grant dates consistent with the method of SFAS No. 123, United’s net income and earnings per common share would have reflected the pro forma amounts below (in thousands, except per share data):

	2002	2001	2000

Net income available to common shareholders:
As reported	$32,676	$27,110	$14,474
Pro forma	32,024	26,517	13,991
Basic earnings per common share:
As reported	1.53	1.28	.70
Pro forma	1.50	1.26	.68
Diluted earnings per common share:
As reported	1.48	1.25	.69
Pro forma	1.45	1.23	.67

The weighted average fair value of options at grant date in 2002, 2001, and 2000 was $4.85, $3.95 and $4.29, respectively.

The fair value of each option granted in 2002 was estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions: dividend yield of 1%; a risk free interest rate of 4.25%; expected volatility of 15%; and, an expected life of 7 years. Since United’s Nasdaq trading history dates back only to March 18, 2002, United used the Nasdaq Bank Index to determine volatility. The fair value of each option granted prior to 2002 was estimated on the date of grant using the minimum value method with the following weighted average assumptions used for grants in 2001 and 2000: dividend yield of 1%; a risk free interest rate of 5%; and, an expected life of 7 years. The compensation expense included in the proforma results was determined based on the fair value at the time of grant multiplied by the number of options vested during the period, net of tax.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued

(1)	Summary of Critical and Significant Accounting Policies, continued Derivative Instruments and Hedging Activities

United maintains an overall interest rate risk-management strategy that incorporates the use of derivative instruments to minimize fluctuations in earnings that are caused by interest rate volatility. United’s goal is to manage interest rate sensitivity by modifying the repricing or maturity characteristics of certain balance sheet assets and liabilities so that the net interest margin is not, on a material basis, adversely affected by movements in interest rates. As a result of interest rate fluctuations, hedged assets and liabilities will appreciate or depreciate in fair value. The effect of this unrealized appreciation or depreciation will generally be offset by earnings or loss on the derivative instruments that are linked to the hedged assets and liabilities. United views this strategy as a prudent management of interest rate sensitivity, such that earnings are not exposed to undue risk presented by changes in interest rates.

Derivative instruments that are used as part of United’s interest rate risk-management strategy include interest rate swap contracts. Interest rate swaps generally involve the exchange of fixed- and variable-rate interest payments between two parties, based on a common notional principal amount and maturity date.

By using derivative instruments, United is exposed to credit and market risk. If the counterparty fails to perform, credit risk is equal to the extent of the fair-value gain in a derivative. When the fair value of a derivative contract is positive, this generally indicates that the counterparty owes United, and, therefore, creates a repayment risk for United. When the fair value of a derivative contract is negative, United owes the counterparty and, therefore, it has no repayment risk. United minimizes the credit risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by United, and United requires the counterparty to pledge collateral to cover the positive fair value.

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

United recognizes the fair value of derivatives as assets or liabilities in the financial statements. The accounting for the changes in the fair value of a derivative depends on the intended use of the derivative instrument at inception. The change in fair value of instruments used as fair value hedges is accounted for in the earnings of the period simultaneous with accounting for the fair value change of the item being hedged. The change in fair value of the effective portion of cash flow hedges is accounted for in other comprehensive income rather than earnings. The change in fair value of derivative instruments that are not intended as a hedge is accounted for in the earnings of the period of the change.

United maintains derivative positions primarily for interest rate risk management purposes. Interest rate swaps are used as part of United’s overall interest rate risk management and are designated as hedges of interest-earning assets and interest-bearing liabilities.

As of December 31, 2002, United had cash flow hedges with a notional amount of $380 million for the purpose of converting floating rate assets to fixed rate. As of December 31, 2002, United recorded an asset of $4.5 million for the fair value of these instruments. No hedge ineffectiveness from cash flow hedges was recognized in the statement of income. All components of each derivative’s gain or loss are included in the assessment of hedge effectiveness.

As of December 31, 2002, United had one fair value hedge with a notional amount of $15 million. This derivative was used to convert fixed rate liabilities to floating rate.

Reclassifications

Certain 2001 and 2000 amounts have been reclassified to conform to the 2002 presentation.

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

(1)	Summary of Critical and Significant Accounting Policies, continued Other

Assets held by United in a fiduciary or agency capacity for customers are not included in the consolidated balance sheets since such items are not assets of United.

Accumulated Other Comprehensive Income

Accounting principles generally accepted in the United States of America normally require that recognized revenues, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the consolidated balance sheets, such items with net income, are components of comprehensive income. United presents comprehensive income as a component of the statement of changes in stockholders’ equity.

(2)	Recent Accounting Pronouncements Guarantees

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to guarantees. In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or equity security of the guaranteed party. Certain guarantee contracts are excluded from both the disclosure and recognition requirements of this interpretation, including, among others, guarantees relating to employee compensation, residual value guarantees under capital lease arrangements, commercial letters of credit, loan commitments, subordinated interests in a Special Purpose Entity, and guarantees of a company’s own future performance. Other guarantees are subject to the disclosure requirements of FIN 45 but not to the recognition provisions and include, a guarantee accounted for as a derivative instrument under SFAS No. 133, a parent’s guarantee of debt owed to a third party by its subsidiary or vice versa, and a guarantee which is based on performance not price. The disclosure requirements of FIN 45 are effective for United as of December 31, 2002, and require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor’s obligations under the guarantee. The recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. Significant guarantees that have been entered into by United are disclosed in Note 16. The requirements of FIN 45 did not have a material impact on United’s results of operations, financial position, or liquidity.

Accounting for Stock-Based Compensation

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, which provides guidance on how to transition from the intrinsic value method of accounting for stock-based employee compensation under APB 25 to SFAS No. 123’s fair value method of accounting, if a company so elects. Management has elected not to adopt the fair value method of accounting for stock options at this time.

Acquisitions of Certain Financial Institutions

In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions, which provides guidance on the accounting for the acquisition of a financial institution and supersedes the specialized accounting guidance provided in SFAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions. SFAS No. 147 became effective upon issuance and requires companies to cease amortization of unidentified intangible assets associated with certain branch acquisitions and reclassify these assets to goodwill. SFAS No. 147 also modifies SFAS No. 144 to include in its scope long-term customer-relationship intangible assets and thus subject those intangible assets to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions required for other long-lived assets.

While SFAS No. 147 may affect how future business combinations, if undertaken, are accounted for and disclosed in the financial statements, the issuance of the new guidance had no effect on results of operations, financial position, or liquidity because United does not have any assets subject to the specialized accounting guidance provided in SFAS No. 72, or SFAS No. 147.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued

(2)	Recent Accounting Pronouncements, continued Accounting for Costs Associated with Exit or Disposal Activities

SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued in July 2002 and becomes effective for United beginning January 1, 2003. This statement requires a cost associated with an exit or disposal activity, such as the sale or termination of a line of business, the closure of business activities in a particular location, or a change in management structure, to be recorded as a liability at fair value when it becomes probable the cost will be incurred and no future economic benefit will be gained by the company for such cost.

Applicable costs include employee termination benefits, contract termination costs, and costs to consolidate facilities or relocate employees. SFAS No. 146 supersedes Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity, which in some cases required certain costs to be recognized before a liability was actually incurred. The adoption of this standard is not expected to have a material impact on United’s results of operations, financial position, or liquidity.

Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (SFAS No. 145)

In April 2002, the FASB issued SFAS No. 145, which updates, clarifies, and simplifies certain existing accounting pronouncements beginning at various dates in 2002 and 2003. The statement rescinds SFAS No. 4 and SFAS No. 64, which required net gains or losses from the extinguishment of debt to be classified as an extraordinary item in the income statement. These gains and losses will now be classified as extraordinary only if they meet the criteria for such classification as outlined in APB Opinion 30, which allows for extraordinary treatment if the item is material and both unusual and infrequent in nature. The statement also rescinds SFAS No. 44 related to the accounting for intangible assets for motor carriers and amends SFAS No. 13 to require certain lease modifications that have economic effects similar to sale-leaseback transactions to be accounted for as such. The changes required by SFAS No. 145 are not expected to have a material impact on United’s results of operations, financial position, or liquidity.

Accounting for Long-Lived Assets

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, was issued in October 2001 and addresses how and when to measure impairment on long-lived assets and how to account for long-lived assets that an entity plans to dispose of either through sale, abandonment, exchange, or distribution to owners. The statement’s provisions supersede SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of, which addressed asset impairment, and certain provisions of APB Opinion 30 related to reporting the effects of the disposal of a business segment and requires expected future operating losses from discontinued operations to be recorded in the period in which the losses are incurred rather than the measurement date. Under SFAS No. 144, more dispositions may qualify for discontinued operations treatment in the income statement. The provisions of SFAS No. 144 became effective for United on January 1, 2002, and did not have a material impact on United’s results of operations, financial position, or liquidity.

Asset Retirement Obligations

In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires an entity to record a liability for an obligation associated with the retirement of an asset at the time the liability is incurred by capitalizing the cost as part of the carrying value of the related asset and depreciating it over the remaining useful life of that asset. The standard is effective for United beginning January 1, 2003, and its adoption is not expected to have a material impact on United’s results of operations, financial position, or liquidity.

Accounting for Business Combinations

In July 2001, the FASB issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. These standards change the accounting for business combinations by, among other things, prohibiting the prospective use of pooling-of-interests accounting and requiring companies to stop amortizing goodwill, which is the excess of the purchase price over the fair value of the net identifiable assets of the acquired company. Instead, goodwill and intangible assets deemed to have an indefinite useful life will be subject to an annual review for impairment. The new standards generally were effective for United in the first quarter of 2002 and have been effective for business combinations consummated after June 30, 2001, including United’s acquisition of Peoples Bank of West Georgia. United had previously amortized goodwill on a straight line basis over periods not exceeding 25 years. In 2001 and 2000, United recorded goodwill amortization expense of $421,000 for each year. Since adoption, United no longer amortizes goodwill. Deposit premiums associated with business combinations and branch acquisitions will continue to be amortized over the estimated useful life of the deposit base, generally not more than 15 years.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, continued

(2)	Recent Accounting Pronouncements, continued Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – A Replacement of FASB Statement No. 125. SFAS No. 140 revises the criteria for accounting for securitizations and other transfers of financial assets and collateral. In addition, SFAS No. 140 requires certain additional disclosures.

Except for the new disclosure provisions, which were effective for the year ended December 31, 2000, SFAS No. 140 was effective for the transfer of financial assets occurring after March 31, 2001. The provisions of SFAS No. 140 did not have a material effect on United’s consolidated financial statements.

(3)	Mergers and Acquisitions

On November 6, 2001, United acquired, for 716,252 shares of its common stock valued at $13.6 million based on the last trade known to United on the date the transaction was announced, all of the outstanding common stock of Peoples Bancorp, Inc., parent company of Peoples Bank of West Georgia (“West Georgia”), an $88 million one-bank holding company located in Carrollton, Georgia. The acquisition of West Georgia expands United’s geographical presence in the western side of metro Atlanta. The acquisition was recorded in accordance with SFAS No. 141 and resulted in goodwill of approximately $5 million, which is not being amortized but is subject to an annual impairment test. The results of operations of West Georgia are included in consolidated earnings from the date of acquisition. The resulting goodwill will not be deductible for tax purposes.

Effective July 26, 2000, United acquired, for 1,916,048 shares of its common stock, all of the outstanding common stock of North Point Bancshares, Inc. (“Dawson County”), a $119 million one-bank holding company, located in Dawsonville, Georgia. In addition, United acquired, for 1,635,208 shares of its common stock, all of the outstanding common stock of Independent Bancshares, Inc. (“Metro”), a $153 million one-bank holding company, located in Powder Springs, Georgia.

Effective September 29, 2000, United acquired, for 566,780 shares of its common stock, all of the outstanding common stock of Brintech, Inc. (“Brintech”), a consulting firm located in New Smyrna Beach, Florida. United has not filed a registration statement with the Securities and Exchange Commission (“SEC”) for issuance of these shares and, accordingly, the shareholders of Brintech will be restricted from resale of their shares until the shares are registered with the SEC or sold pursuant to an exemption from registration. In addition, United issued 287,410 shares of its preferred stock to key non-shareholder employees of Brintech in connection with satisfaction of certain contractual deferred compensation obligations triggered by the change in control of Brintech.

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

The following is a reconciliation of the amounts of net interest revenue and net earnings previously reported with the restated amounts (in thousands):

2000

Net interest revenue (expense):
As previously reported in 2000	$81,665
Dawson County	5,287
Metro	7,237
Brintech	(32)

As restated	$94,157

Net income (loss):
As previously reported in 2000	$15,066
Dawson County	1,254
Metro	90
Brintech	(1,893)

As restated	$14,517

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued

(3)	Mergers and Acquisitions, continued

United recorded merger, integration and restructuring charges of $1.6 million during 2001 and $10.6 million during 2000 associated with acquisitions. The components of the charges are shown below (in thousands):

Merger charges included in operating expenses:	2001	2000

Salaries and employee benefits — severance and related costs	$433	$3,615
Occupancy — disposal of premises and equipment	306	1,848
Professional fees and contract termination costs	428	927
Other merger-related expenses	450	1,223

	1,617	7,613
Adjustment to conform accounting for loan loss methodology	—	367
Loss on restructuring and sale of securities	—	2,654

Total merger-related charges	$1,617	$10,634

At December 31, 2001, approximately $268,000 remained accrued for unpaid merger charges most of which was for legal fees and systems conversion costs which were paid during 2002. No amounts relating to the acquisitions remain accrued at December 31, 2002. There were no mergers or related expenses for the year ended December 31, 2002.

(4)	Cash Flows

United paid approximately $78 million, $104 million and $117 million in interest on deposits and other borrowings during 2002, 2001 and 2000, respectively. In connection with United’s 2001 acquisition of West Georgia, assets having a fair value of $88 million were acquired and liabilities totaling $75 million were assumed. In 2000, United issued preferred stock of $2.9 million in satisfaction of compensation liabilities relating to the acquisition of Brintech. United also transferred held to maturity securities valued at $4.1 million to available for sale in 2000.

(5)	Securities Available for Sale

Securities at December 31, 2002 and 2001 (in thousands):

As of December 31, 2002		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Government agencies	$209,560	$6,958	$1	$216,517
State and political subdivisions	69,355	3,144	—	72,499
Mortgage-backed securities	261,453	2,714	427	263,740
Other	5,693	941	—	6,634

Total	$546,061	$13,757	$428	$559,390

As of December 31, 2001		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasuries	$1,899	$52	$—	$1,951
U.S. Government agencies	204,738	4,888	94	209,532
State and political subdivisions	77,247	1,390	514	78,123
Mortgage-backed securities	172,407	2,424	727	174,104
Other	5,982	484	—	6,466

Total	$462,273	$9,238	$1,335	$470,176

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued

(5)	Securities Available for Sale, continued

The amortized cost and fair value of the investment securities at December 31, 2002, by contractual maturity, is presented in the following table (in thousands). Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value

U.S. Government agencies:
Within 1 year	$9,344	$9,548
1 to 5 years	39,230	41,145
5 to 10 years	13,214	13,655
More than 10 years	147,772	152,169

	209,560	216,517

State and political subdivisions:
Within 1 year	9,384	9,494
1 to 5 years	22,719	23,837
5 to 10 years	25,054	26,575
More than 10 years	12,198	12,593

	69,355	72,499

Other:
1 to 5 years	1,995	2,234
5 to 10 years	3,698	4,400

	5,693	6,634

Total securities other than mortgage-backed securities:
Within 1 year	18,728	19,042
1 to 5 years	63,944	67,216
5 to 10 years	41,966	44,630
More than 10 years	159,970	164,762
Mortgage-backed securities	261,453	263,740

	$546,061	$559,390

The following summarizes investment securities sales activities for the years ended December 31, 2002, 2001 and 2000 (in thousands):

	2002	2001	2000

Proceeds from the sales of securities	$30,385	$30,457	$62,857

Gross gains of sales on securities	$701	$235	$21
Gross losses on sales of securities	64	21	2,708

Net gains (losses) on sales of securities	$637	$214	$(2,687)

Income taxes (benefits) attributable to sale of securities	$223	$75	$(1,017)

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued

(5)	Securities Available for Sale, continued

During 2000, in connection with the acquisitions of Dawson County, and Metro, United realigned the held to maturity securities portfolios. As part of this realignment, during 2000 United sold $5.0 million of the held to maturity securities which resulted in a net loss of approximately $1.1 million. Additionally, during 2000, United transferred $4.1 million of the held to maturity securities to the available for sale portfolio.

At December 31, 2002 and 2001, securities with a carrying value of $533 million and $258 million, respectively, were pledged to secure public deposits and Federal Home Loan Bank (“FHLB”) advances.

(6)	Loans and Allowance for Loan Losses

Major classifications of loans at December 31, 2002 and 2001, are summarized as follows (in thousands):

	2002	2001

Commercial, financial and agricultural	$140,515	$146,754
Real estate — construction	523,294	308,566
Real estate — mortgage	1,582,923	1,406,919
Consumer	135,066	145,751

Total loans	2,381,798	2,007,990
Less — allowance for loan losses	30,914	27,124

Loans, net	$2,350,884	$1,980,866

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

At December 31, 2002, United had $2.0 million of loans classified as impaired under the definition outlined in SFAS No. 114. Specific reserves allocated to these impaired loans totaled $591,000. At December 31, 2001, United had $4.5 million of loans classified as impaired, for which specific reserves of $565,000 had been allocated. United’s policy is to recognize income on a cash basis for loans classified as impaired under SFAS 114.

Changes in the allowance for loan losses are summarized as follows (in thousands):

	2002	2001	2000

Balance at beginning of year	$27,124	$24,698	$20,043
Provision for loan losses	6,900	6,000	7,631
Charge-offs	(4,303)	(5,523)	(3,737)
Recoveries	1,193	945	761
Allowance acquired through purchase business combinations	—	1,004	—

Balance at end of year	$30,914	$27,124	$24,698

In the ordinary course of business, the Banks may have loans outstanding to Executive Officers and Directors, including their immediate families and companies with which they are associated. Management believes that such loans are made substantially on the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other customers. The following is a summary of such loans outstanding and the activity in these loans for the year ended December 31, 2002 (in thousands):

Balances at December 31, 2001	$41,376
New loans	30,092
Repayments	(32,133)
Adjustment for changes in executive officers and directors	(26,204)

Balances at December 31, 2002	$13,131

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued

(7)	Premises and Equipment

Premises and equipment at December 31, 2002 and 2001, (in thousands):

	2002	2001

Land and land improvements	$17,499	$15,868
Buildings and improvements	41,473	36,105
Furniture and equipment	35,010	34,326
Construction in progress	5,038	3,254

	99,020	89,553
Less — accumulated depreciation	28,272	25,487

Premises and equipment, net	$70,748	$64,066

Depreciation expense was approximately $6.3 million, $5.7 million and $4.8 million for 2002, 2001 and 2000, respectively.

(8)	Goodwill and Other Intangible Assets

Upon the adoption of SFAS No. 142 on January 1, 2002, United ceased amortizing its goodwill, which decreased non-interest expense and increased net income in 2002 as compared to 2001 and 2000. The following table shows the proforma effects of applying SFAS No. 142 to the 2001 and 2000 periods (in thousands, except per share amounts).

	2002	2001	2000

Goodwill amortization:
Pretax	$—	$423	$423
After-tax	—	423	423
Net income:
Reported	$32,676	$27,110	$14,474
Add back: after-tax goodwill amortization	—	423	423

Pro forma net income	$32,676	$27,533	$14,897

Basic earnings per common share:
Reported	$1.53	$1.28	$.70
Add back: after-tax goodwill amortization	—	.02	.02

Pro forma basic earnings per share	$1.53	$1.30	$.72

Diluted earnings per common share:
Reported	$1.48	$1.25	$.69
Add back: after-tax goodwill amortization	—	.02	.02

Pro forma diluted earnings per share	$1.48	$1.27	$.71

United has finite-lived intangible assets capitalized on its balance sheet in the form of core deposit intangibles. These intangible assets continue to be amortized over their estimated useful lives of no more than 15 years in accordance with SFAS No. 142. There were no adjustments to the useful lives of these intangible assets as a result of the adoption of SFAS No. 142.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued

(8)	Goodwill and Other Intangible Assets, continued

A summary of core deposit intangible assets follows (in thousands):

	2002	2001

Gross carrying amount	$5,126	$5,126
Less: accumulated amortization	2,412	2,070

Net carrying amount	$2,714	$3,056

Amortization expense on finite-lived intangible assets was $342,000 for each of the years 2002, 2001 and 2000. It is expected to remain that amount for each of the next five years.

(9)	Deposits

The aggregate amount of time deposit accounts with a minimum denomination of $100,000 was approximately $370 million and $374 million at December 31, 2002 and 2001, respectively.

At December 31, 2002, the contractual maturities of time deposits are summarized as follows (in thousands):

Maturing In:
2003	$913,264
2004	208,383
2005	60,899
2006	49,656
2007	19,896
thereafter	511

$1,252,609

At December 31, 2002, United held $164 million in certificates of deposit obtained through the efforts of third party brokers. The daily average of such agreements totaled $145 million in 2002. The weighted average cost during 2002 was 2.7%, while the weighted average cost at December 31, 2002 was 2.1%. These deposits have maturity dates ranging from February 5, 2003 to October 31, 2005.

At December 31, 2002 and 2001, $1,151,000 and $784,000 in overdrawn deposit accounts were reclassified as loans.

(10)	Federal Home Loan Bank Advances

The Banks have advances totaling $492 million from the FHLB, of which $292 million are fixed rate advances, and the remaining $200 million are variable, at December 31, 2002. Monthly interest payments and principal payments are due at various maturity dates and interest rates currently ranging from 1.16% to 7.81%. At December 31, 2002, the weighted average rate of interest on FHLB advances was 3.13%. The FHLB advances are collateralized by first mortgage loans, investment securities and FHLB stock.

The maturities and current rates of outstanding advances from FHLB at December 31, 2002 are as follows (in thousands):

	Amount
Maturing In:	Maturing	Current Rate Range

2003	$206,100	1.50%	—	6.05%
2004	60,000	3.27%	—	6.35%
2005	34,000	1.16%	—	6.37%
2006	25,000	2.72%	—	2.72%
2007	35,000	2.82%	—	3.25%
thereafter	132,030	3.26%	—	7.81%

	$492,130

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued

(11)	Long-term Debt and Other Borrowings

Long-term debt at December 31, 2002 and 2001 consisted of the following (in thousands):

	2002	2001

Trust preferred securities	$36,000	$36,000
Convertible subordinated debentures	3,500	3,500
Subordinated debentures	31,500	—
Commercial paper	3,911	2,020
Line of credit	—	6,500
Other borrowings	—	171

Total	$74,911	$48,191

Convertible Subordinated Debentures

On December 31, 1996, United completed a private placement of convertible subordinated debentures due December 31, 2006. The convertible subordinated debentures bear interest at the rate of .25% over the prime rate, payable quarterly. They may be redeemed, in whole or in part at the option of United, within 60 days notice, at a redemption price equal to 100% of the principal amount of the convertible subordinated debentures plus accrued interest. The convertible subordinated debentures are exercisable at any time, and may be converted into shares of common stock of United at the price of $12.50 per share, subject to adjustment for stock splits and stock dividends.

At December 31, 2002 and 2001, certain Directors and Executive Officers of United held convertible debentures totaling $1,925,000 and $2,175,000, respectively.

Subordinated Debentures

On November 26, 2002, United completed a private placement of subordinated debentures due November 26, 2012. The subordinated debentures bear interest at the rate of 6.75%, payable semiannually. They may not be redeemed, in whole or in part prior to maturity.

Line of Credit

A credit agreement dated June 25, 2002 with The Bankers’ Bank allows United to borrow up to $40 million with an interest rate of .75% over the prime rate. The agreement is renewable each year. There were no borrowings outstanding under this agreement as of December 31, 2002.

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued

(11)	Long-term Debt and Other Borrowings, continued

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued

(12)	Earnings Per Share

United is required to report on the face of the statement of income, earnings per common share with and without the dilutive effects of potential common stock issuances from instruments such as options, convertible securities and warrants. Basic earnings per common share is based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per common share. During 2002, 2001 and 2000, United paid dividends to Series A preferred stockholders totaling $104,000, $121,000 and $43,000, respectively.

The following table sets forth the computation of basic and diluted earnings per common share for the years ended December 31, 2002, 2001 and 2000 (in thousands, except per share data):

	2002	2001	2000

Net income available to common shareholders	$32,676	$27,110	$14,474
Effects of convertible debentures	113	169	220

Diluted net earnings	$32,789	$27,279	$14,694

Earnings per common share:
Basic	$1.53	$1.28	$.70
Diluted	1.48	1.25	.69
Weighted average common shares:
Basic	21,375	21,127	20,600
Effect of dilutive securities:
Stock options	506	342	314
Convertible debentures	280	280	280

Diluted	22,161	21,749	21,194

(13)	Income Taxes

Income taxes for the years ended December 31, 2002, 2001 and 2000 (in thousands):

	2002	2001	2000

Current	$17,974	$14,125	$10,357
Deferred	(848)	(594)	(3,791)

Total income taxes	$17,126	$13,531	$6,566

The differences between the provision for income taxes and the amount computed by applying the statutory federal income tax rate (of 35%) to income before income taxes are as follows (in thousands):

	2002	2001	2000

Pretax earnings at statutory rates	$17,467	$14,267	$7,379
Add (deduct):
State taxes, net of federal benefit	1,067	1,002	780
Tax-exempt interest revenue	(1,123)	(1,438)	(1,588)
Nondeductible interest expense	164	232	307
Other	(449)	(532)	(312)

	$17,126	$13,531	$6,566

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued

(13)	Income Taxes, continued

The following summarizes the sources and expected tax consequences of future taxable deductions (revenue) which comprise the net deferred tax asset at December 31, 2002 and 2001 (in thousands):

	2002	2001

Deferred tax assets:
Allowances for loan losses	$12,008	$10,193
Accrued expenses	1,211	872
Net operating loss and credit carryforwards	129	268
Other	35	591

Total deferred tax assets	13,383	11,924

Deferred tax liabilities:
Unrealized investment securities gains	4,886	2,759
Premises and equipment	2,155	1,544
Unrealized gains on cash flow hedges	1,664	328

Total deferred tax liabilities	8,705	4,631

Net deferred tax asset	$4,678	$7,293

During 2002, 2001 and 2000, United made income tax payments of approximately $19.0 million, $14.0 million and $9.6 million, respectively.

At December 31, 2002, United has remaining loss carryforwards for state purposes of approximately $3,135,000, which begin to expire in 2020.

(14)	Employee Benefit Plans

United has contributory employee benefit plans covering substantially all employees, subject to certain minimum service requirements. United’s contribution to the plans is determined annually by the Board of Directors and amounted to approximately $2,206,000, $2,191,000 and $1,714,000 in 2002, 2001, and 2000, respectively.

United provides a defined post-retirement benefit plan for retirement benefits to certain Executive Officers and other key employees and to provide death benefits for their designated beneficiaries. Under this plan, United purchased split-dollar whole life insurance contracts for certain participants. At December 31, 2002 and 2001, the cash surrender value of the insurance contracts was approximately $17.2 million and $16.2 million, respectively. Expenses incurred for these benefits were approximately $579,000, $367,000 and $423,000 for 2002, 2001 and 2000, respectively.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued

(15)	Regulatory Matters

Capital Requirements

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

As of December 31, 2002, the Banks were categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must exceed the well capitalized guideline ratios, as set forth in the table, and meet certain other requirements. Management believes that the Banks exceed all well capitalized requirements, and there have been no conditions or events since year-end that would change the status of well capitalized. The regulatory designation of “well capitalized” under prompt corrective action regulations is not applicable to United (a bank holding company). However, Regulation Y defines “well capitalized” for a bank holding company for the purpose of determining eligibility for a streamlined review process for acquisition proposals. For such purposes, “well capitalized” requires United to maintain a minimum Tier I risk-based capital ratio of 6% and a minimum total risk-based capital ratio of 10%.

Minimum amounts required for capital adequacy purposes and to be well capitalized under prompt corrective action provisions are presented below for United and its subsidiaries (in thousands).

	Regulatory						North
	Guidelines		United		Georgia		Carolina

		Well
	Minimum	Capitilized	2002	2001	2002	2001	2002	2001

Risk-based ratios:
Tier I capital	4%	6%	9.8%	10.5%	10.3%	10.2%	11.8%	11.3%
Total capital	8	10	12.5	11.9	11.5	11.5	13.0	12.5
Leverage ratio	3	5	7.5	8.0	8.1	7.8	7.7	7.8
Tier I capital			$233,537	$211,878	$196,812	$70,780	$56,346	$50,546
Total capital			298,372	240,398	220,712	79,459	62,342	56,155

Cash, Dividend, Loan and Other Restrictions

At December 31, 2002 and 2001, the Banks were required by the Federal Reserve Bank to maintain reserve balances of $14 million and $11 million, respectively. Federal and state banking regulations place certain restrictions on dividends paid by the Banks to United. At December 31, 2002, the Banks had approximately $19 million of retained earnings available for distribution to United in the form of dividends.

The Federal Reserve Act requires that extensions of credit by the Banks to certain affiliates, including United, be secured by specific collateral, that the extension of credit to any one affiliate be limited to 10% of capital and surplus (as defined), and that extensions of credit to all such affiliates be limited to 20% of capital and surplus.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued

(16)	Commitments and Contingencies

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

The following table summarizes, as of December 31, 2002 and 2001, the contract amount of off-balance sheet instruments (in thousands):

	2002	2001

Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$359,279	$278,300
Commercial letters of credit	8,186	7,787

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

Commercial letters of credit are issued to facilitate commerce and typically result in the commitment being drawn on when the underlying transaction is consummated between the customer and the third party. Those guarantees are primarily issued to local businesses. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Banks hold real estate, certificates of deposit, and other acceptable collateral as security supporting those commitments for which collateral is deemed necessary. The extent of collateral held for those commitments varies.

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

(17)	Preferred Stock

United may issue preferred stock in one or more series, up to a maximum of 10,000,000 shares. Each series shall include the number of shares issued, preferences, special rights and limitations as determined by the Board of Directors. At December 31, 2002, there were 172,600 preferred shares issued and outstanding, which were issued as Series A non-cumulative preferred stock. The dividend rate of the preferred stock is 6% per annum, provided a dividend has been declared for the common shares. The holders of the preferred stock maintain a liquidation preference to the common stockholder. The preferred stock has no voting rights and United may redeem the preferred stock for an amount equal to the stated value plus the accrued dividend.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued

(18)	Stockholders’ Equity

In May 2000, shareholders approved a proposal to increase the number of authorized shares of common stock from 10,000,000 to 50,000,000 shares. Through a private offering, which was completed in September 2000, United issued 836,754 shares of common stock in exchange for approximately $15.8 million. The proceeds from the sale of stock were used to provide capital for its subsidiary banks, general corporate purposes, and the reduction of debt.

During 2001, United’s Board of Directors authorized the repurchase of up to 1,000,000 shares of United’s outstanding common stock through the end of 2002 for general corporate purposes. On October 17, 2002, the Board of Directors increased the authorization to 1,500,000 shares and extended it to December 31, 2003. Through December 31, 2002, United repurchased a total of 621,809 shares under this authorization.

In 2000, the shareholders approved the 2000 Key Employee Stock Option Plan (“2000 Plan”). Under the 2000 Plan, 980,000 options can be granted for shares of United’s common stock at a price equal to the fair market value at the date of grant. The number of shares available for grant is adjusted proportionately with the change in the number of shares outstanding. The general terms of the 2000 plan include a four-year vesting period with an exercisable period not to exceed ten years. Metro and West Georgia also had stock option plans for their key employees. Metro’s and West Georgia’s plans had provisions similar to United’s plan. Options under the Metro and West Georgia plans were converted at the exchange ratio effective for common shares. All option amounts detailed below have been restated to reflect the options outstanding under Metro’s plan to reflect the pooling of interests accounting treatment. Options outstanding under West Georgia’s plan are reflected on the table as being assumed through acquisition. As of December 31, 2002, 549,704 options may be granted under the 2000 Plan. United has options outstanding under other plans with terms substantially the same as the 2000 plan. No options are available for grant under any of the other plans.

Options outstanding and activity for the years ended December 31, consisted of the following:

	2002		2001		2000

		Weighted Avg.		Weighted Avg.		Weighted Avg.
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Beginning of period	1,325,506	$14.57	1,127,536	$13.85	782,264	$11.54
Granted	319,700	19.87	223,000	17.52	363,072	19.00
Assumed — purchase acquisition	—	—	63,068	11.34	—	—
Exercised	(66,687)	10.86	(61,774)	6.85	(4,000)	10.32
Cancelled	(63,114)	18.56	(26,324)	18.50	(13,800)	18.94

End of period	1,515,405	$15.69	1,325,506	$14.04	1,127,536	$13.85

The following is a summary of stock options outstanding at December 31, 2002:

Options Outstanding				Options Exercisable

		Average	Average		Weighted
Shares	Range	Price	Remaining Life	Shares	Average Price

266,646	$5.00 - 10.00	$6.89	3.5 years	266,646	$6.89
274,826	10.01 - 15.00	12.31	5.0 years	274,826	12.31
215,000	15.01 - 17.50	17.49	8.3 years	89,866	17.47
742,933	17.51 - 20.00	19.33	7.4 years	349,353	19.32
16,000	20.01 - 30.00	27.44	9.5 years	1,200	26.50

1,515,405		$15.69	6.4 years	981,891	$13.82

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued

(18)	Stockholders’ Equity, continued

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

The table below shows the components of accumulated other comprehensive income at December 31, 2002 and 2001 (in thousands):

	2002	2001

Unrealized gains on securities available for sale, net of tax	$8,443	$5,045
Unrealized gains on derivative financial instruments qualifying as cash flow hedges, net of tax	2,832	637

Accumulated other comprehensive income	$11,275	$5,682

(19)	Fair Value of Financial Instruments

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

The short maturity of United’s assets and liabilities results in having a significant number of financial instruments whose fair value equals or closely approximates reported balance sheet value. Such financial instruments are reported in the following balance sheet captions: cash and cash equivalents, mortgage loans held for sale, federal funds purchased and repurchase agreements. Fair value of securities available for sale equals the balance sheet value. As of December 31, 2002 and 2001, the fair value of interest rate contracts used for balance sheet management was a receivable of $4.5 million and $2.9 million, respectively.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect the premium or discount on any particular financial instrument that could result from the sale of United’s entire holdings. Because no ready market exists for a significant portion of United’s financial instruments, fair value estimates are based on many judgments. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued

(19)	Fair Value of Financial Instruments, continued

The carrying amount and fair values for other balance sheet options at December 31, 2002 and 2001 are as follows (in thousands):

	December 31, 2002		December 31, 2001

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Assets:
Loans, net	$2,350,884	$2,370,947	$1,980,866	$2,012,831
Liabilities:
Deposits	2,385,239	2,398,736	2,116,499	2,135,604
Federal Home Loan Bank advances	492,130	510,566	290,394	301,053
Long-term debt and other borrowings	74,911	75,654	48,191	50,151

(20)	Subsequent Events

On January 8, 2003, United announced a definitive agreement to acquire First Central Bancshares, a one-bank holding company with assets of $150 million headquartered in Lenoir City, Tennessee. The transaction is valued at approximately $30 million and is expected to close on March 31, 2003. United will pay First Central’s shareholders 821,600 shares of its common stock and approximately $9 million in cash for all of the outstanding shares of First Central.

On January 23, 2003, United announced a definitive agreement to acquire First Georgia Holding, a one-bank holding company with assets of $260 million headquartered in Brunswick, Georgia. The transaction is valued at approximately $42.6 million and is expected to close on May 1, 2003, subject to shareholder and regulatory approval. United will pay First Georgia’s shareholders 1,177,000 shares of its common stock and approximately $12.8 million in cash for all of the outstanding shares of First Georgia.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued

(21)	Condensed Financial Statements of United Community Banks, Inc. (Parent Only)

Statement of Income

For the Years Ended December 31, 2002, 2001 and 2000

(in thousands)

	2002	2001	2000

Dividends from subsidiaries	$16,750	$11,570	$3,611
Other	2,462	18,202	6,998

Total income	19,212	29,772	10,609

Interest	4,214	3,866	3,619
Other	5,988	23,606	16,507

Total expense	10,202	27,472	20,126
Income tax benefit	2,651	3,016	4,552

Income (loss) before equity in undistributed income of subsidiaries	11,661	5,316	(4,965)
Equity in undistributed income of subsidiaries	21,119	21,915	19,482

Net income	$32,780	$27,231	$14,517

Balance Sheet

As of December 31, 2002 and 2001

(in thousands)

Assets

	2002	2001

Cash	$13,525	$197
Investment in subsidiaries	278,320	231,798
Other assets	11,893	17,673

Total assets	$303,738	$249,668

Liabilities and Stockholders’ Equity
Other liabilities	$6,134	$5,698
Other borrowings	3,911	8,691
Convertible subordinated debentures	35,000	3,500
Trust preferred securities	37,114	37,114

Total liabilities	82,159	55,003
Stockholders’ equity	221,579	194,665

Total liabilities and stockholders’ equity	$303,738	$249,668

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, continued

(21)	Condensed Financial Statements of United Community Banks, Inc. (Parent Only), continued

Statement of Cash Flows

For the Years Ended December 31, 2002, 2001, and 2000

(in thousands)

	2002	2001	2000

Operating activities:
Net income	$32,780	$27,231	$14,517
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Equity in undistributed income of the subsidiaries	(21,119)	(21,915)	(19,482)
Depreciation, amortization and accretion	1,020	1,692	1,246
Change in:
Other assets	942	(1,278)	(3,646)
Other liabilities	430	115	2,042

Net cash provided (used) by operating activities	14,053	5,845	(5,323)

Investing activities:
Purchase of premises and equipment	(56)	(2,771)	(1,191)
Investment in subsidiaries	(15,000)	(11)	(8,179)
Change in cash resulting from business combinations	—	612	—
Proceeds from sales of investment securities	245	—	—
Purchase of investment securities	(452)	(150)	—

Net cash used by investing activities	(15,263)	(2,320)	(9,370)

Financing activities:
Proceeds from junior subordinated debentures	—	—	15,464
Proceeds from issuance of subordinated debt	31,096	—	—
Net change in other borrowings	(4,866)	6,948	(13,622)
Proceeds from exercise of stock options	724	423	41
Proceeds from common stock offering	—	—	15,764
Retirement of preferred stock	—	(1,148)	—
Purchase of treasury stock	(7,227)	(5,749)	—
Cash dividends on common stock	(5,085)	(4,238)	(3,139)
Cash dividends on preferred stock	(104)	(121)	(43)

Net cash provided (used) by financing activities	14,538	(3,885)	14,465

Net change in cash	13,328	(360)	(228)
Cash at beginning of year	197	557	785

Cash at end of year	$13,525	$197	$557

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     During United’s two most recent fiscal years, United did not change accountants and had no disagreement with its accountants on any matters of accounting principles or practices or financial statement disclosure.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF UNITED.

     The information contained under the heading “Information Regarding Nominees and Other Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement to be used in connection with the solicitation of proxies for United’s 2003 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference. Pursuant to instruction 3 to paragraph (b) of Item 401 of Regulation S-K, information relating to the executive officers of United is included in Item 1 of this Report.

ITEM 11. EXECUTIVE COMPENSATION.

     The information contained under the heading “Executive Compensation” in the Proxy Statement to be used in connection with the solicitation of proxies for United’s 2003 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The information contained under the heading “Principal and Management Shareholders” and “Equity Compensation Awards” in the Proxy Statement to be used in connection with the solicitation of proxies for United’s 2003 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference. For purposes of determining the aggregate market value of United’s voting stock held by nonaffiliates, shares held by all directors and executive officers of United have been excluded. The exclusion of such shares is not intended to, and shall not, constitute a determination as to which persons or entities may be “Affiliates” of United as defined by the Commission.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information contained under the heading “Certain Relationships and Related Transactions” in the Proxy Statement to be used in connection with the solicitation of proxies for United’s 2003 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

     United’s management, including the Chief Executive Officer and Chief Financial Officer, supervised and participated in an evaluation of the company’s disclosure controls and procedures (as defined in federal securities rules) within 90 days prior to the filing of this report. Based on, and as of the date of, that evaluation, United’s Chief Executive Officer and Chief Financial Officer have concluded that United’s disclosure controls and procedures were effective in accumulating and communicating information to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures of that information under the Securities and Exchange Commission’s rules and forms and that United’s disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports that are filed or submitted by United under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

     There were no significant changes in United’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)	1.	Financial Statements.

		The following consolidated financial statements are located in Item 8 of this Report:

		Report of Independent Certified Public Accountants
		Consolidated Statement of Income — Years ended December 31, 2002, 2001, and 2000
		Consolidated Balance Sheet — December 31, 2002 and 2001
		Consolidated Statement of Changes in Stockholders’ Equity — Years ended December 31, 2002, 2001, and 2000
		Consolidated Statement of Cash Flows — Years ended December 31, 2002, 2001, and 2000
		Notes to Consolidated Financial Statements

2.		Financial Statement Schedules.

		Schedules to the consolidated financial statements are omitted, as the required information is not applicable.

3.		Exhibits.

		The following exhibits are required to be filed with this Report on Form 10-K by Item 601 of Regulation S-K:

Exhibit No.	Exhibit

2.1	Agreement and Plan of Reorganization by and between United Community Banks, Inc. and First Central Bancshares, Inc., dated as of December 23, 2002 (incorporated herein by reference to Exhibit 2.1 to United Community Banks, Inc.’s Registration Statement on Form S-4, File No. 333-102663, filed with the Commission on January 23, 2003).

2.2	Agreement and Plan of Reorganization by and between United Community Banks, Inc. and First Georgia Holdings, Inc., dated as of January 23, 2003 (incorporated herein by reference to Exhibit 2.1 to United Community Banks, Inc.’s Registration Statement on Form S-4/A, File No. 333-102663, filed with the Commission on February 6, 2003).

2.3	Amendment to Agreement and Plan of Reorganization by and between United Community Banks, Inc. and First Georgia Holdings, Inc., dated as of February 12, 2003 (incorporated herein by reference to Exhibit 2.2 to United Community Banks, Inc.’s Registration Statement on Form S-4/A, File No. 333-103024, filed with the Commission on February 21, 2003).

3.1	Restated Articles of Incorporation of United Community Banks, Inc., (incorporated herein by reference to Exhibit 3.1 to United Community Banks, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, File No. 0-21656, filed with the Commission on August 14, 2001).

3.2	Amended and Restated Bylaws of United Community Banks, Inc., dated September 12, 1997 (incorporated herein by reference to Exhibit 3.1 to United Community Banks, Inc.’s Annual Report on Form 10-K, for the year ended December 31, 1997, File No. 0-21656, filed with the Commission on March 27, 1998).

Exhibit No.	Exhibit

4.1	Junior Subordinated Indenture between United Community Banks, Inc. and The Chase Manhattan Bank, as Trustee, dated as of July 20, 1998 (incorporated herein by reference to Exhibit 4.1 to United Community Banks, Inc.’s Registration Statement on Form S-4, File No. 333-64911, filed with the Commission on September 30, 1998).

4.2	Form of Certificate of Junior Subordinated Debenture (incorporated herein by reference to Exhibit 4.2 to United Community Banks, Inc.’s Registration Statement on Form S-4, File No. 333-64911, filed with the Commission on September 30, 1998).

4.3	Certificate of Trust of United Community Capital Trust (incorporated herein by reference to Exhibit 4.3 to United Community Banks, Inc.’s Registration Statement on Form S-4, File No. 333-64911, filed with the Commission on September 30, 1998).

4.4	Amended and Restated Trust Agreement among United Community Banks, Inc., as depositor, The Chase Manhattan Bank, as Property Trustee, and Chase Manhattan Bank Delaware, as Delaware Trustee, dated as of July 20, 1998 (incorporated herein by reference to Exhibit 4.4 to United Community Banks, Inc.’s Registration Statement on Form S-4, File No. 333-64911, filed with the Commission on September 30, 1998).

4.5	Form of New Capital Security Certificate for United Community Capital Trust (incorporated herein by reference to Exhibit 4.5 to United Community Banks, Inc.’s Registration Statement on Form S-4, File No. 333-64911, filed with the Commission on September 30, 1998).

4.6	Guarantee Agreement between United Community Banks, Inc., as Guarantor, and The Chase Manhattan Bank, as Guarantee Trustee, dated as of July 20, 1998 (incorporated herein by reference to Exhibit 4.6 to United Community Banks, Inc.’s Registration Statement on Form S-4, File No. 333-64911, filed with the Commission on September 30, 1998).

4.7	Registration Rights Agreement dated July 20, 1998 among United Community Banks, Inc., United Community Capital Trust and Wheat First Securities, Inc. as Initial Purchaser of 8.125% Junior Subordinated Deferrable Interest Debentures Due July 15, 2028 (incorporated herein by reference to Exhibit 4.7 to United Community Banks, Inc.’s Registration Statement on Form S-4, File No. 333-64911, filed with the Commission on September 30, 1998).

4.8	Form of Floating Rate Convertible Subordinated Payable In Kind Debenture due December 31, 2006 (incorporated herein by reference to Exhibit 4.2 to United Community Banks, Inc.’s Registration Statement on Form S-1, File No. 333-20887, filed with the Commission on January 31, 1997).

4.9	See Exhibits 3.1 and 3.2 for provisions of Restated Articles of Incorporation and Amended and Restated By-Laws, which define the rights of the Shareholders.

4.10	Indenture, by and between United and Marshall & Isley Trust Company, N.A., as Trustee (incorporated herein by reference to Exhibit 4.9 to United Community Banks, Inc.’s Registration Statement on Form S-4/A, File No. 333-103024, filed with the Commission on February 21, 2003).

Exhibit No.	Exhibit

4.11	Form of 6.75% Subordinated Notes due 2012 (incorporated herein by reference to Exhibit 4.10 to United Community Banks, Inc.’s Registration Statement on Form S-4/A, File No. 333-103024, filed with the Commission on February 21, 2003).

10.1	United Community Banks, Inc.’s 1995 Key Employee Stock Option Plan (incorporated herein by reference to Exhibit 10.3 to United Community Banks, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1994, File No. 0-21656).*

10.2	United Community Banks, Inc.’s Profit Sharing Plan, dated as of March 9, 2001 (incorporated herein by reference to Exhibit 4.3 to United Community Banks, Inc.’s Registration Statement on Form S-8, File No. 333-86876, filed with the Commission on April 24, 2002).*

10.3	Amendment No. 1 to United Community Banks, Inc.’s Profit Sharing Plan, dated as of March 15, 2002 (incorporated herein by reference to Exhibit 4.4 to United Community Banks, Inc.’s Registration Statement on Form S-8, File No. 333-86876, filed with the Commission on April 24, 2002).*

10.4	United Community Banks, Inc.’s 2000 Key Employee Stock Option Plan (incorporated herein by reference to Exhibit 4.3 to United Community Banks, Inc.’s Registration Statement on Form S-8, File No. 333-99849, filed with the Commission on September 19, 2002).*

10.5	Loan Agreement dated April 26, 1995 by and between The Bankers Bank and United Community Banks, Inc., together with the related Promissory Note in the principal amount of $12,000,000 and Stock Pledge Agreement (incorporated herein by reference to Exhibit 10.17 to United Community Banks, Inc.’s Registration Statement on Form S-1, File No. 33-93278, filed with the Commission on June 8, 1995).

10.6	Split-Dollar Agreement between United and Jimmy C. Tallent dated June 1, 1994 (incorporated herein by reference to Exhibit 10.11 to United Community Banks, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1994, File No. 0-21656).*

10.7	Executive Revenue Neutral Retirement Agreement dated March 13, 2000, by and between United Community Banks, Inc. and Jimmy C. Tallent (incorporated herein by reference to Exhibit 10.12 to United Community Banks, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, File No. 0-21656, filed with the Commission on May 10, 2002).*

10.8	First Amendment to the United Community Banks, Inc. Executive Revenue Neutral Retirement Agreement dated March 13, 2000, for Jimmy C. Tallent dated June 6, 2000, by and between United Community Banks, Inc. and Jimmy C. Tallent (incorporated herein by reference to Exhibit 10.13 to United Community Banks, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, File No. 0-21656, filed with the Commission on May 10, 2002).*

Exhibit No.	Exhibit

10.9	Second Amendment to the United Community Banks, Inc Executive Revenue Neutral Retirement Agreement dated March 13, 2000, for Jimmy C. Tallent dated March 13, 2003, by and between United Community Banks, Inc. and Jimmy C. Tallent.*

10.10	Split Dollar Agreement dated March 13, 2000, by and between Towns County Bank and Jimmy C. Tallent (incorporated herein by reference to Exhibit 10.14 to United Community Banks, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, File No. 0-21656, filed with the Commission on May 10, 2002).*

10.11	Split Dollar Agreement dated March 13, 2000, by and between Carolina Community Bank and Jimmy C. Tallent (incorporated herein by reference to Exhibit 10.15 to United Community Banks, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, File No. 0-21656, filed with the Commission on May 10, 2002).*

10.12	Executive Revenue Neutral Retirement Agreement dated August 2, 1999, by and between Peoples Bank of Fannin County and Thomas C. Gilliland (incorporated herein by reference to Exhibit 10.16 to United Community Banks, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, File No. 0-21656, filed with the Commission on May 10, 2002).*

10.13	First Amendment to the Peoples Bank of Fannin County Executive Revenue Neutral Retirement Agreement dated August 2, 1999, for Thomas C. Gilliland dated June 6, 2000, by and between Peoples Bank of Fannin County and Thomas C. Gilliland (incorporated herein by reference to Exhibit 10.17 to United Community Banks, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, File No. 0-21656, filed with the Commission on May 10, 2002).*

10.14	Second Amendment to the Peoples Bank of Fannin County Executive Revenue Neutral Retirement Agreement dated August 2, 1999, for Thomas C. Gilliland dated March 13, 2003, by and between United Community Bank and Thomas C. Gilliland.*

10.15	Split Dollar Agreement dated March 2, 2000, by and between Peoples Bank of Fannin County and Thomas C. Gilliland (incorporated herein by reference to Exhibit 10.18 to United Community Banks, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, File No. 0-21656, filed with the Commission on May 10, 2002).*

10.16	Agreement and Plan of Merger between United Community Banks, Inc. and Independent Bancshares, Inc., dated as of March 3, 2000 (incorporated herein by reference to Exhibit 2.2 to United Community Banks, Inc.’s Registration Statement on Form S-4, File No. 333-38856, filed with the Commission on June 8, 2000, as amended).

10.17	Agreement and Plan of Merger between United Community Banks, Inc. and North Point Bancshares, Inc., dated as of March 3, 2000 (incorporated herein by reference to Exhibit 2.1 to United Community Banks, Inc.’s Registration Statement on Form S-4, File No. 333-38540, filed with the Commission on June 2, 2000, as amended).

Exhibit No.	Exhibit

10.18	Share Purchase Agreement by and among United Community Banks, Inc., United Community Bank, Brintech, Inc., Harold Brewer, and Ross Whipple dated as of September 29, 2000 (incorporated herein by reference to Exhibit 10.6 to United Community Banks, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001, File No. 0-21656, filed with the Commission on March 15, 2002).

10.19	Form of Change of Control Severance Agreement by and between United Community Banks, Inc. and Jimmy C. Tallent, Harold Brewer and Thomas C. Gilliland (incorporated herein by reference to Exhibit 10.1 to United Community Banks, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, File No. 0-21656, filed with the Commission on August 14, 2001).*

10.20	Change of Control Severance Agreement by and between United Community Banks, Inc. and Guy W. Freeman (incorporated herein by reference to Exhibit 10.2 to United Community Banks, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, File No. 0-21656, filed with the Commission on August 14, 2001).*

10.21	Agreement and Plan of Reorganization between United Community Banks, Inc. and Peoples Bancorp, Inc., dated as of June 29, 2001 (incorporated herein by reference to Exhibit 2.1 to United Community Banks, Inc.’s Registration Statement on Form S-4, File No. 333-69656, filed with the Commission on September 19, 2001, as amended).

10.22	Amendment to Agreement and Plan of Reorganization between United Community Banks, Inc. and Peoples Bancorp, Inc., dated as of June 29, 2001 (incorporated herein by reference to Exhibit 2.2 to United Community Banks, Inc.’s Registration Statement on Form S-4, File No. 333-69656, filed with the Commission on September 19, 2001, as amended).

10.23	Change of Control Severance Agreement by and between United Community Banks, Inc. and Rex S. Schuette (incorporated herein by reference to Exhibit 10.11 to United Community Banks, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001, File No. 0-21656, filed with the Commission on March 15, 2002).*

21	Subsidiaries of United

23	Consent of Certified Public Accountants

24	Power of Attorney of certain officers and directors of United (included on Signature Page)

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K pursuant to Item 14(c) of Form 10-K.

(b)	United did not file any reports on Form 8-K during the fourth quarter of 2002.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(a) of the Securities Exchange Act of 1934, United has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Blairsville, State of Georgia, on the 20th of March, 2003.

UNITED COMMUNITY BANKS, INC.
(Registrant)

By:	/s/ Jimmy C. Tallent Jimmy C. Tallent President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Rex S. Schuette Rex S. Schuette Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Alan H. Kumler Alan H. Kumler Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of United in the capacities set forth and on the 17th day of March, 2003.

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

/s/ Charles E. Parks Charles E. Parks Director

/s/ Tim Wallis Tim Wallis Director

Certifications

       I, Jimmy C. Tallent, President and Chief Executive Officer of United, certify that:

1. I have reviewed this report on Form 10-K of United Community Banks, Inc. (“United”);

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of United as of, and for, the periods presented in this report;

4. United’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for United and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to United, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of United’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the “Evaluation Date”); and

c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6. United’s other certifying officers and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ Jimmy C. Tallent Jimmy C. Tallent President and Chief Executive Officer

Date: March 20, 2003

     I, Rex S. Schuette, Executive Vice President and Chief Financial Officer of United, certify that:

1. I have reviewed this report on Form 10-K of United Community Banks, Inc. (“United”);

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of United as of, and for, the periods presented in this report;

4. United’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for United and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to United, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of United’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the “Evaluation Date”); and

c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6. United’s other certifying officers and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ Rex S. Schuette Rex S. Schuette Executive Vice President and Chief Financial Officer

Date: March 20, 2003

EXHIBIT INDEX

Exhibit	No. Description

10.9	Second Amendment to the United Community Banks, Inc Executive Revenue Neutral Retirement Agreement dated March 13, 2000, for Jimmy C. Tallent dated March 13, 2003, by and between United Community Banks, Inc. and Jimmy C. Tallent.

10.14	Second Amendment to the Peoples Bank of Fannin County Executive Revenue Neutral Retirement Agreement dated August 2, 1999, for Thomas C. Gilliland dated March 13, 2003, by and between United Community Bank and Thomas C. Gilliland.

21	Subsidiaries of United

23	Consent of Certified Public Accountants

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002