Form 10-Q
period 2003-03-31
UNITED COMMUNITY BANKS INC
filed 2003-05-15
CIK 857855

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
  OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

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

YES ☑    NO ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)

YES ☑    NO ☐

Common stock, par value $1 per share: 23,212,561 shares
outstanding as of  May 9, 2003

Index

Part I - FINANCIAL CONDITION
Item 1 - Financial Statements

UNITED COMMUNITY BANKS, INC.
Consolidated Statement of Income
For the Three Months Ended March 31, 2003 and 2002
	Three Months Ended
	March 31,
(in thousands, except per share data)	2003	2002
Interest revenue:	(Unaudited)	(Unaudited)
Interest and fees on loans	$41,106	$41,399
Interest on federal funds sold and deposits in banks	68	168
Interest on investment securities:
Taxable	5,966	5,946
Tax-exempt	731	826
Total interest revenue	47,871	48,339

Interest expense:
Interest on deposits:
Demand	2,228	2,416
Savings	90	132
Time	10,108	12,091
Other borrowings	5,163	5,051
Total interest expense	17,589	19,690
Net interest revenue	30,282	28,649
Provision for loan losses	1,500	1,500
Net interest revenue after provision for loan losses	28,782	27,149

Fee revenue:
Service charges and fees	3,574	2,744
Mortgage loan and related fees	2,312	1,807
Consulting fees	1,120	991
Brokerage fees	420	497
Other	951	882
Total fee revenue	8,377	6,921
Total revenue	37,159	34,070
Operating expenses:
Salaries and employee benefits	15,104	13,776
Occupancy	2,102	2,115
Communications and equipment	1,900	1,509
Postage, printing and supplies	945	1,001
Professional fees	895	818
Advertising and public relations	706	730
Amortization of intangibles	85	85
Merger-related charges	840	-
Other	2,180	2,339
Total operating expenses	24,757	22,373
Income before income taxes	12,402	11,697
Income taxes	4,338	3,977
Net income	$8,064	$7,720
Net income available to common stockholders	$8,047	$7,694
Earnings per common share:
Basic	$.38	$.36
Diluted	.37	.35
Average common shares outstanding:
Basic	21,218	21,407
Diluted	21,957	22,063

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Index

UNITED COMMUNITY BANKS, INC.
Consolidated Balance Sheet
For the period ended
	March 31,	December 31,	March 31,
($ in thousands)	2003	2002	2002

ASSETS	(Unaudited)	(Audited)	(Unaudited)

Cash and due from banks	$138,939	$75,027	$84,845
Interest-bearing deposits in banks	18,262	31,318	11,169
Federal funds sold	19,220	-	37,706
Cash and cash equivalents	176,421	106,345	133,720

Securities available for sale	658,546	559,390	443,476
Mortgage loans held for sale	30,607	24,080	10,818
Loans, net of unearned income	2,546,001	2,381,798	2,153,743
Less - allowance for loan losses	33,022	30,914	28,134
Loans, net	2,512,979	2,350,884	2,125,609

Premises and equipment, net	76,612	70,748	66,516
Accrued interest receivable	23,436	20,275	20,876
Intangible assets	33,022	12,767	13,024
Other assets	67,381	66,855	57,804
Total assets	$3,579,004	$3,211,344	$2,871,843

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Demand	$344,912	$297,613	$299,692
Interest-bearing demand	761,278	734,494	604,778
Savings	117,079	100,523	97,860
Time	1,500,305	1,252,609	1,253,906
Total deposits	2,723,574	2,385,239	2,256,236

Accrued expenses and other liabilities	36,897	17,222	24,825
Federal funds purchased and repurchase agreements	40,781	20,263	70,775
Federal Home Loan Bank advances	457,001	492,130	278,795
Long-term debt and other borrowings	75,052	74,911	44,509
Total liabilities	3,333,305	2,989,765	2,675,140

Stockholders' equity:
Preferred stock, $1 par value; $10 stated value; 10,000,000 shares authorized;
127,100, 172,600 and 172,600 shares issued and outstanding	1,271	1,726	1,726
Common stock, $1 par value; 50,000,000 shares authorized;
22,627,084, 21,805,924 and 21,805,924 shares issued	22,627	21,806	21,806
Capital surplus	81,622	62,495	62,554
Retained earnings	142,178	135,709	114,729
Treasury stock; 590,471, 542,652 and 405,580 shares, at cost	(13,054)	(11,432)	(7,907)
Accumulated other comprehensive income	11,055	11,275	3,795
Total stockholders' equity	245,699	221,579	196,703

Total liabilities and stockholders' equity	$3,579,004	$3,211,344	$2,871,843

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Index
UNITED COMMUNITY BANKS, INC.
Consolidated Statement of Changes in Stockholders' Equity
For the Three Months Ended March 31,

						Accumulated
						Other
	Preferred	Common	Capital	Retained	Treasury	Comprehensive
(in thousands)	Stock	Stock	Surplus	Earnings	Stock	Income	Total

Balance, December 31, 2001	$ 1,726	$ 21,806	$62,829	$108,371	$ (5,749)	$ 5,682	$194,665

Comprehensive income:
Net income				7,720			7,720
Other comprehensive income:
Unrealized holding losses on available for sale securities,
net of deferred tax benefit and reclassification
adjustment						(1,381)	(1,381)
Unrealized losses on derivative financial instruments
qualifying as cash flow hedges, net of deferred
tax benefit						(506)	(506)

Comprehensive income				7,720		(1,887)	5,833
Cash dividends declared ($.0625 per share)				(1,336)			(1,336)
Exercise of stock options (23,288 shares)			(275)		454		179
Acquisition of treasury stock (146,390 shares)					(2,855)		(2,855)
Employee stock grant (12,470 shares)					243		243
Dividends declared on preferred stock ($.15 per share)				(26)			(26)

Balance, March 31, 2002	$ 1,726	$ 21,806	$62,554	$ 14,729	$ (7,907)	$ 3,795	$196,703

Balance, December 31, 2002	$ 1,726	$ 21,806	$62,495	$135,709	$(11,432)	$ 11,275	$221,579

Comprehensive income:
Net income				8,064			8,064
Other comprehensive income:
Unrealized holding gains on available for sale securities,
net of deferred tax expense and reclassification
adjustment						40	40
Unrealized losses on derivative financial instruments
qualifying as cash flow hedges, net of deferred
tax expense						(260)	(260)

Comprehensive income				8,064		(220)	7,844
Redemption of preferred stock (45,500 shares)	(455)						(455)
Cash dividends declared ($.075 per share)				(1,569)			(1,569)
Common stock issued for acquisition (821,160 shares)		821	19,793				20,614
Exercise of stock options (92,905 shares)			(666)		1,662		996
Acquisition of treasury stock (140,724 shares)					(3,284)		(3,284)
Dividends declared on preferred stock ($.15 per share)				(26)			(26)

Balance, March 31, 2003	$ 1,271	$ 22,627	$81,622	$142,178	$(13,054)	$ 11,055	$245,699

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Index
UNITED COMMUNITY BANKS, INC.
Consolidated Statement of Cash Flows
For the Three Months Ended March 31,

(in thousands)	2003	2002
Operating activities:	(Unaudited)	(Unaudited)
Net income	$8,064	$7,720
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	2,843	1,884
Provision for loan losses	1,500	1,500
Employee stock grant	-	243
Changes in assets and liabilities:
Other assets and accrued interest receivable	436	1,721
Accrued expenses and other liabilities	13,661	3,448
Mortgage loans held for sale	(2,112)	5,720
Net cash provided by operating activities	24,392	22,236

Investing activities (net of purchase adjustments):
Proceeds from sales of securities available for sale	4,006	288
Proceeds from maturities and calls of securities available for sale	52,619	60,202
Purchases of securities available for sale	(124,909)	(36,337)
Net increase in loans	(77,035)	(146,947)
Purchases of premises and equipment	(2,772)	(3,958)
Net cash received from acquisitions	18,208	-
Proceeds from sale of other real estate	1	989
Net cash used by investing activities	(129,882)	(125,763)

Financing activities (net of purchase adjustments):
Net change in deposits	195,140	139,737
Net change in federal funds purchased and repurchase agreements	19,536	(6,439)
Net change in notes payable and other borrowings	141	(3,682)
Proceeds from FHLB advances	281,100	48,600
Repayments of FHLB advances	(316,229)	(60,199)
Proceeds from exercise of stock options	972	160
Redemption of preferred stock	(455)	-
Purchase of treasury stock	(3,284)	(2,855)
Cash dividends on common stock	(1,329)	(1,076)
Cash dividends on preferred stock	(26)	(26)
Net cash provided by financing activities	175,566	114,220

Net change in cash and cash equivalents	70,076	10,693

Cash and cash equivalents at beginning of period	106,345	123,027

Cash and cash equivalents at end of period	$176,421	$133,720

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$17,023	$19,808
Income taxes	365	612

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Index

United Community Banks, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 - Accounting Policies

The accounting and financial reporting policies of United Community Banks, Inc. (“United”) and its subsidiaries conform to accounting principles generally accepted in the United States of America and general banking industry practices.  The accompanying interim consolidated financial statements have not been audited.  All material intercompany balances and transactions have been eliminated.  A more detailed description of United’s accounting policies is included in the 2002 annual report filed on Form 10-K.

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

Note 2  - Stock-Based Compensation

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

	Three Months Ended
	March 31,
	2003	2002
Net income available to common shareholders:
As reported	$ 8,047	$ 7,694
Pro forma	7,973	7,421

Basic earnings per common share:
As reported	.38	.36
Pro forma	.38	.35

Diluted earnings per common share:
As reported	.37	.35
Pro forma	.36	.34

The weighted average fair value of options at grant date in the first quarter of 2002 was $4.75.  No options were granted during the first quarter of 2003.

The fair value of each option granted in 2002 was estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions: dividend yield of 1%; a risk free interest rate of 4.25%; expected volatility of 15%; and, an expected life of 7 years.  Since United’s Nasdaq trading history dates back only to March 18, 2002, United used the Nasdaq Bank Index to determine volatility.  The fair value of each option granted prior to 2002 was estimated on the date of grant using the minimum value method with the following weighted average assumptions: dividend yield of 1%; a risk free interest rate of 5%; and, an expected life of 7 years.  The compensation expense included in the proforma results was determined based on the fair value at the time of grant multiplied by the number of options vested during the period, net of tax.

Index

Note 3  - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31.  All amounts have been restated to reflect the two for one stock split effective May 29, 2002, for shareholders of record May 15, 2002, that was announced on April 25, 2002.

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2003	2002
Basic earnings per share:
Weighted average shares outstanding	21,218	21,407
Net income available to common shareholders	$8,047	$7,694
Basic earnings per share	.38	.36

Diluted earnings per share:
Weighted average shares outstanding	21,218	21,407
Net effect of the assumed exercise of stock options based on the
treasury stock method using average market price for the period	459	376
Effect of conversion of subordinated debt	280	280
Total weighted average shares and common stock equivalents
outstanding	21,957	22,063

Net income available to common shareholders	$8,047	$7,694
Income effect of conversion of subordinated debt, net of tax	25	28
Net income, adjusted for effect of conversion of subordinated
debt, net of tax	$8,072	$7,722

Diluted earnings per share	$.37	$.35

Note 4 – Mergers and Acquisitions

On March 31, 2003, United acquired 100 percent of the outstanding common shares of First Central Bancshares, Inc. a community bank holding company headquartered in Lenoir City, Tennessee.  The results of First Central’s operations will be included in the consolidated financial statements beginning April 1, 2003.  First Central Bancshares is the parent company of First Central Bank, a community bank serving east Tennessee along the Interstate 75 corridor between Knoxville and Chattanooga.  United has long sought to enter the east Tennessee market with its attractive demographics and its close proximity to United’s existing markets.

The aggregate purchase price was $29.6 million including $9 million of cash and 821,160 shares of United’s common stock valued at $20.6 million.  The value of the common shares issued was determined based on the average market price of United’s common shares over the 2-day period before and after the terms of the acquisition were agreed to and announced.

Index

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of acquisition.

At March 31, 2003
(in thousands)

Assets:
Cash and cash equivalents	$47,206
Investment securities	30,713
Loans held for sale	4,415
Loans, net	86,163
Premises and equipment	4,732
Core deposit intangible	2,860
Goodwill	17,480
Other assets	1,592
Total assets	$195,161

Liabilities and Stockholders' Equity:
Deposits	$163,223
Other liabilities	2,355
Stockholders equity	29,583
Total liabilities and stockholders' equity	$195,161

The $2.9 million of core deposit intangible is being amortized over a period of 10 years.

In connection with the acquisition of First Central, United incurred charges of $840 thousand during the first quarter.  The charges are included in operating expenses in the consolidated statement of income.  The table below provides a summary of the merger charge showing the amounts paid during the period and the amounts remaining accrued at March 31, 2003.

	Expensed in 2003	Utilized in 2003	Balance at March 31, 2003
Severance and related costs	$ 50	$ -	$ 50
Termination of equipment leases	565	565	-
Professional fees	123	123	-
Other conversion costs	102	19	83
	$ 840	$ 707	$ 133

On May 1, 2003, United completed its acquisition of First Georgia Holding, parent company of First Georgia Bank   headquartered in Brunswick, Georgia.  First Georgia had assets of approximately $300 million including purchase accounting related intangibles on the acquisition date.  The transaction was valued at approximately $42 million including cash of approximately $13 million and 1,177,000 shares of United’s stock valued at $29 million based on the market price of United’s common shares over the two-day period before and after the terms of the acquisition were announced.  United had long targeted coastal Georgia for potential expansion due to the attractive demographics and the similarities to its existing markets.  First Georgia has an 18% deposit market share in Glynn county, Georgia.  United is in the process of obtaining valuations of the balance sheet components and certain intangible assets thus the allocation of the purchase price is not complete.

Note 5 – Stock Split

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

Note 6 – Reclassification

Certain amounts for the comparative periods of 2002 have been reclassified to conform to the 2003 presentation.

Index

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

Overview

United is a bank holding company registered under the Bank Holding Company Act of 1956, and was incorporated under the laws of the state of Georgia in 1987 and commenced operations in 1988.  United’s activities are primarily conducted by its wholly-owned banking subsidiaries (which are collectively referred to as the “Banks” in this discussion) and Brintech, Inc. a consulting firm providing professional services to the financial services industry.

On March 18, 2002, United began trading on The Nasdaq Stock Market under the symbol UCBI.  Previously, the stock was listed on the over-the-counter market on the Pink Sheets.

On May 29, 2002, United had a two-for-one stock split.  All financial information and per share amounts included in Management’s Discussion and Analysis have been restated to reflect the change in the number of shares outstanding as of the beginning of the earliest period presented.

At March 31, 2003, United had total consolidated assets of $3.6 billion, total loans of $2.5 billion, total deposits of $2.7 billion and stockholders’ equity of $246 million.

Mergers and Acquisitions

On March 31, 2003, United completed its acquisition of First Central Bancshares, a one-bank holding company   headquartered in Lenoir City, Tennessee.  On March 31, 2003, First Central had assets of $195 million, including purchase accounting related intangibles.  United exchanged 821,160 shares of its common stock valued at $20.6 million and approximately $9 million in cash for all of the outstanding shares of First Central.  United operates First Central’s wholly-owned Tennessee bank subsidiary, First Central Bank.

On January 23, 2003, United announced a definitive agreement to acquire First Georgia Holding, a one-bank holding company headquartered in Brunswick, Georgia, for approximately $42 million.  The acquisition of First Georgia was completed on May 1, 2003, at which time First Georgia was merged into United.  On May 1, 2003, First Georgia had assets of approximately $300 million, including purchase accounting related intangibles.  United paid First Georgia’s shareholders 1,177,000 shares of its common stock valued at approximately $29 million and approximately $13 million in cash for all of the outstanding shares of First Georgia.  First Georgia’s wholly-owned Georgia bank subsidiary, First Georgia Bank, was merged into United’s Georgia bank subsidiary, United Community Bank, and will operate as a separate Community bank doing business as “First Georgia Bank”, pending completion of all conversion activities.

Index

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

Index

Table 1 – Financial Highlights
United Community Banks, Inc.
For the Three Months Ended March 31, 2003
						First
	2003	2002				Quarter
(in thousands, except per share	First	Fourth	Third	Second	First	2003-2002
data; taxable equivalent)	Quarter	Quarter	Quarter	Quarter	Quarter	Change
INCOME SUMMARY (1)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest revenue	$48,403	$48,579	$49,076	$49,326	$48,951
Interest expense	17,589	18,964	18,942	18,761	19,690
Net interest revenue	30,814	29,615	30,134	30,565	29,261	5%
Provision for loan losses	1,500	1,800	1,800	1,800	1,500
Total fee revenue	8,377	8,784	7,727	7,302	6,921	21
Total revenue	37,691	36,599	36,061	36,067	34,682	9
Operating expenses	23,917	23,005	22,551	23,195	22,373	7
Income before taxes	13,774	13,594	13,510	12,872	12,309	12
Income taxes	5,164	5,034	5,109	4,773	4,589
Net operating income	8,610	8,560	8,401	8,099	7,720	12
Merger-related charges, net of tax	546	-	-	-	-
Net income	$8,064	$8,560	$8,401	$8,099	$7,720	4

OPERATING PERFORMANCE (1)
Earnings per common share:
Basic	$.40	$.40	$.39	$.38	$.36	11
Diluted	.39	.39	.38	.36	.35	11
Return on average common equity (3)	16.55%	16.42%	16.56%	16.67%	16.52%
Return on average assets	1.07	1.08	1.12	1.12	1.12
Efficiency ratio	61.03	59.94	59.66	61.25	61.83
Dividend payout ratio	18.75	15.63	16.03	16.45	17.36

GAAP PERFORMANCE
PER COMMON SHARE
Basic earnings	$.38	$.40	$.39	$.38	$.36	6
Diluted earnings	.37	.39	.38	.36	.35	6
Cash dividends declared	.075	.0625	.0625	.0625	.0625	20
Book value	11.09	10.34	10.01	9.71	9.11	22
Tangible book value	9.59	9.74	9.41	9.10	8.50	13

KEY PERFORMANCE RATIOS
Return on average common equity (3)	15.50%	16.42%	16.56%	16.67%	16.52%
Return on average assets	1.00	1.08	1.12	1.12	1.12
Efficiency ratio	63.17	59.94	59.66	61.25	61.83
Net interest margin	4.05	4.03	4.31	4.51	4.51
Dividend payout ratio	19.74	15.63	16.03	16.45	17.36
Average equity to average assets	6.84	6.92	7.15	6.95	7.02

ASSET QUALITY
Allowance for loan losses (4)	$33,022	$30,914	$30,300	$29,190	$28,134
Non-performing assets	7,745	8,019	9,591	9,221	9,130
Net charge-offs	1,030	1,186	690	745	490
Allowance for loan losses to loans	1.30%	1.30%	1.30%	1.29%	1.31%
Non-performing assets to total assets	.22	.25	.31	.31	.32
Net charge-offs to average loans	.17	.20	.12	.14	.10

AVERAGE BALANCES
Loans	$2,422,542	$2,358,021	$2,300,681	$2,211,980	$2,085,153	16
Earning assets (2)	3,072,719	2,919,613	2,780,276	2,717,074	2,624,650	17
Total assets	3,269,481	3,138,747	2,976,509	2,911,514	2,806,575	16
Deposits	2,466,801	2,408,773	2,378,656	2,286,231	2,169,845	14
Stockholders’ equity	223,599	217,051	212,703	202,319	196,895	14
Common shares outstanding:
Basic	21,218	21,293	21,392	21,407	21,407	(1)
Diluted	21,957	22,078	22,233	22,383	22,063	(0)

AT PERIOD END (4)
Loans	$2,546,001	$2,381,798	$2,331,862	$2,269,973	$2,153,743	18
Earning assets	3,304,232	3,029,409	2,908,577	2,823,262	2,680,066	23
Total assets	3,579,004	3,211,344	3,142,393	3,014,608	2,871,843	25
Deposits	2,723,574	2,385,239	2,386,962	2,340,376	2,256,236	21
Stockholders’ equity	245,699	221,579	215,430	209,587	196,703	25
Common shares outstanding	22,037	21,263	21,345	21,414	21,400	3

(1) Excludes pre-tax merger-related charges totaling $840,000 or $.02 per diluted common share recorded in the first quarter of 2003.
(2) Excludes unrealized gains and losses on securities available for sale.
(3) Return on average common equity is calculated by dividing net income available to common stockholders by average realized common equity which excludes accumulated other comprehensive income.
(4) United completed its acquisition of First Central Bancshares on March 31, 2003. Included in amounts presented above are the following assets and deposits of First Central : $87.8 million in loans; $1.6 million in allowance for loan losses; $31.2 million in investment securities; $20.3 million in intangibles; and $163.2 million in deposits.

Index

Merger-Related Charges

During the first quarter of 2003, United recorded merger-related charges of $840,000 in connection with the acquisition and integration of First Central Bancshares.  The charges are included in operating expense in the consolidated statement of income.  These charges have been excluded from the presentation of operating earnings as management believes that excluding merger-related expenses as a financial measure provides useful information to investors because it provides information about United’s financial performance from its ongoing business operations.

The table below presents a reconciliation of United’s operating earnings to earnings for the quarter ended March 31, 2003 using accounting principles generally accepted in the United States of America (GAAP).  There were no merger-related charges in 2002.

Table 2 - Operating Earnings to GAAP Earnings Reconciliation
(in thousands)
Three Months Ended
March 31, 2003

Merger charges included in expenses	$840
Income tax effect of charges	294
After-tax effect of merger-related charges	$546

Net Income Reconciliation
Operating net income	$8,610
After-tax effect of merger-related charges	(546)
Net income (GAAP)	$8,064

Basic Earnings Per Share Reconciliation
Basic operating earnings per share	$.40
Per share effect of merger-related charges	(.02)
Basic earnings per share (GAAP)	$.38

Diluted Earnings Per Share Reconciliation
Diluted operating earnings per share	$.39
Per share effect of merger-related charges	(.02)
Diluted earnings per share (GAAP)	$.37

Index

Results of Operations

Net operating income was $8.6 million for the three months ended March 31, 2003, an increase of $.9 million, or 12%, from the same period in 2002. Diluted earnings per share were $.39 for the three months ended March 31, 2003, compared with $.35 for the same period in 2002, an increase of 11%.  Operating return on average common stockholders’ equity for the first quarter of 2003 was 16.55%, compared with 16.52% for the first quarter of 2002.  Operating return on average assets for the three months ended March 31, 2003 was 1.07%, compared with 1.12% for the three months ended March 31, 2002.

Net Interest Revenue (Taxable Equivalent)

Net interest revenue (the difference between the interest earned on assets and the interest paid on deposits and liabilities) is the single largest component of United's total revenue.  United actively manages this revenue source to provide an optimal level of revenue while balancing interest rate, credit and liquidity risks.  Net interest revenue for the first quarter of 2003 was $30.8 million, up 5% over last year.  The main driver of this increase was loan growth.  Average loans increased $337 million or 16% from the first quarter of last year.  This was due to continued higher demand in the current low rate environment and the addition of commercial lenders in the metro Atlanta markets.  The quarter-end total loans balance increased $392 million over last year.  Of this increase, $150 million was across United’s markets in north Georgia and western North Carolina, $154 million was in the metro Atlanta market and $88 million was related to the acquisition of First Central.

Average interest-earning assets for the first quarter of 2003 increased $448 million, or 17%, over the same period for 2002, reflecting the growth in loans, as well as an increase in the investment securities portfolio.  The majority of the increase in interest-earning assets was funded by interest-bearing sources as the increase in average interest-bearing liabilities for the quarter was approximately $414 million over the first quarter of 2002.

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

For the three months ended March 31, 2003 and 2002, United’s net interest spread was 3.76% and 4.10%, respectively, while the net interest margin was 4.05% and 4.51%, respectively.  The decline in the net interest margin reflects the continuation of the low interest rate environment.  Since United’s balance sheet had remained asset sensitive during most of 2002, primarily due to growth in floating rate loans, the declining rate environment had a greater effect on interest-earning assets than on interest-bearing liabilities causing compression in the net interest spread.  Combined with a flat yield curve, the low rate environment resulted in reinvestment of maturing fixed rate loans and securities at rates lower than the assets they were replacing.  Growth in floating rate loans also contributed to the margin compression.  At March 31, 2003, United had approximately $1.2 billion in loans indexed to the daily Wall Street prime rate compared with $700 million a year ago.  The effect of the margin compression was partially offset by improvement in asset mix caused by the increase in loans.

The average yield on interest-earning assets for the first quarter of 2003 was 6.38%, compared with 7.55% in the first quarter of 2002.  The main drivers of this decrease were loan yields which were down 118 basis points and yields on taxable securities which were down 160 basis points comparing first quarter 2003 to the same period in 2002.  The shift toward floating rate loans contributed to the decline caused by the lower rate environment.  In the fourth quarter of 2002, United began purchasing securities to increase net interest revenue and reduce the interest rate sensitivity of the balance sheet.  Although the securities purchases have a positive impact on net interest revenue, they contributed to the net interest margin compression since they were purchased at a yield lower than the existing portfolio.

The average cost of interest-bearing liabilities for the first quarter 2003 was 2.62%, a decrease of 83 basis points from first quarter 2002.  The decrease was primarily due to lower rates paid on interest-bearing demand deposits and savings accounts, lower pricing on new and renewed time deposits and lower rates on FHLB advances.  As the rate of loan growth has exceeded core deposits, United increased its use of wholesale funding sources such as FHLB advances and brokered time deposits.  Such funding carries a higher cost of funds which has hampered United’s ability to reduce cost of funds in line with the rate movement of asset categories.

Index

 The following table shows the relationship between interest revenue and expense and the average balances of interest-earning assets and interest-bearing liabilities for the three months ended March 31, 2003 and 2002.

Table 3 - Average Consolidated Balance Sheets and Net Interest Analysis
For the Three Months Ended March 31,
(In thousands, taxable equivalent)
		2003			2002
	Average		Avg.	Average		Avg.
	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (1)	$ 2,422,542	$ 41,004	6.86%	$ 2,085,153	$ 41,325	8.04%
Taxable securities (3)	550,681	5,966	4.33	400,794	5,946	5.93
Tax-exempt securities (1)	64,300	1,203	7.48	71,261	1,359	7.63
Federal funds sold and other interest-earning assets	35,196	230	2.61	67,442	321	1.90

Total interest-earning assets	3,072,719	48,403	6.38	2,624,650	48,951	7.55
Non-interest-earning assets:
Allowance for loan losses	(31,207)			(27,856)
Cash and due from banks	66,585			70,961
Premises and equipment	70,974			65,435
Other assets	90,410			73,385
Total assets	$ 3,269,481			$ 2,806,575

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
Transaction accounts	$ 728,633	$ 2,228	1.24	$ 560,056	$ 2,416	1.75
Savings deposits	104,624	90.35		96,030	132.56
Certificates of deposit	1,336,939	10,108	3.07	1,237,123	12,091	3.96
Total interest-bearing deposits	2,170,196	12,426	2.32	1,893,209	14,639	3.14

Federal Home Loan Bank advances	442,576	3,574	3.28	288,126	3,673	5.17
Long-term debt and other borrowings	112,883	1,589	5.71	130,056	1,378	4.30
Total borrowed funds	555,459	5,163	3.77	418,182	5,051	4.90

Total interest-bearing liabilities	2,725,655	17,589	2.62	2,311,391	19,690	3.45
Non-interest-bearing liabilities:
Non-interest-bearing deposits	296,605			276,636
Other liabilities	23,622			21,653
Total liabilities	3,045,882			2,609,680
Stockholders' equity	223,599			196,895
Total liabilities
and stockholders' equity	$ 3,269,481			$ 2,806,575

Net interest revenue		$ 30,814			$ 29,261
Net interest-rate spread			3.76%			4.10%

Net interest margin (2)			4.05%			4.51%

(1) Interest revenue on tax-exempt securities and loans has been increased to reflect comparable interest on taxable securities. The rate used was
    39%, reflecting the statutory federal rate and the federal tax adjusted state rate.
(2) Net interest margin is taxable equivalent net-interest revenue divided by average interest-earning assets.
(3) Securities available for sale are reported at amortized cost. Pretax unrealized gains of $13.9 million in 2003 and $5.6 million in 2002 are included in other assets for purposes of this presentation.

Index

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

Table 4 - Change in Interest Revenue and Expense on a Tax Equivalent Basis
(in thousands)

	Three Months Ended March 31, 2003
	Compared to 2002
	Increase (decrease)
	due to changes in
	Volume	Rate	Total
Interest-earning assets:
Loans	$6,174	$(6,495)	$(321)
Taxable securities	1,875	(1,855)	20
Tax-exempt securities	(131)	(25)	(156)
Federal funds sold and other interest-earning assets	(186)	95	(91)
Total interest-earning assets	7,732	(8,280)	(548)

Interest-bearing liabilities:
Transaction accounts	620	(808)	(188)
Savings deposits	11	(53)	(42)
Certificates of deposit	918	(2,901)	(1,983)
Total interest-bearing deposits	1,549	(3,762)	(2,213)
Federal Home Loan Bank advances	1,540	(1,639)	(99)
Long-term debt and other borrowings	(199)	410	211
Total borrowed funds	1,341	(1,229)	112
Total interest-bearing liabilities	2,890	(4,991)	(2,101)

Increase (decrease) in net interest revenue	$4,842	$(3,289)	$1,553

Provision for Loan Losses

The provision for loan losses was $1.5 million for the first quarter of 2003 the same as the first quarter of 2002.  United continues to experience strong credit quality and a relatively stable level of non-performing assets.  Net loan charge-offs as a percentage of average outstanding loans for the three months ended March 31, 2003 were .17% as compared with .10% for the same period in 2002.

The provision for loan losses is based on management’s evaluation of losses inherent in the loan portfolio and the corresponding analysis of the allowance for loan losses.  Additional discussion on loan quality and the allowance for loan losses is included in the Asset Quality section of this report.

Index

Fee Revenue

Fee revenue for the first quarter of 2003, totaled $8.4 million, compared with $6.9 million for 2002.  Fee revenue was approximately 22% of total revenue for the quarter, compared with 20% for the same period a year ago.  United is focused on increasing fee revenue through new products and services.  The following table presents the components of fee revenue for the first quarter of 2003 and 2002.

Table 5 - Fee Revenue
For the Three Months Ended March 31,
(in thousands, taxable equivalent)
	Three Months Ended
	March 31,
	2003	2002	Change

Service charges and fees	$ 3,574	$ 2,744	30%
Mortgage loan and related fees	2,312	1,807	28
Consulting fees	1,120	991	13
Brokerage fees	420	497	(15)
Other	951	882	8
Total	$ 8,377	$ 6,921	21

The main driver of fee revenue growth was service charges on deposit accounts of $3.6 million, up $830,000, or 30%, over the first quarter of 2002.  The increase in service charges and fees was primarily due to new products and services introduced in 2002, as well as an increase in the number of accounts and transaction activity and growth in ATM fees.

Another contributor to the increase in fee revenue this quarter was mortgage loan and related fees of $2.3 million, up $505,000, or 28% from the same period in 2002.  Mortgage loan originations in United’s markets for the first quarter of 2003 were up from the first quarter of 2002, as mortgage rates fell in the third quarter of 2002 with the flattening of the yield curve.  Substantially all of these originated residential mortgages were sold into the secondary market, including the right to service these loans.

Consulting fees for the quarter were $1.1 million, up $129,000, or 13% from a year ago.  United’s consulting business  has continued to rebound after the events of third quarter 2001 slowed business dramatically for a good portion of the fourth quarter of 2001 and early 2002.

Operating Expenses

For the three months ended March 31, 2003, total operating expenses were $24.8 million, compared with $22.4 million for the same period in 2002.  The following table presents the components of operating expenses for the three months ended March 31, 2003 and 2002.

Table 6 - Operating Expenses
For the Three Months Ended March 31,
(in thousands)
	Three Months Ended
	March 31,
	2003	2002	Change

Salaries and employee benefits	$ 15,104	$ 13,776	10%
Occupancy	2,102	2,115	(1)
Communications and equipment	1,900	1,509	26
Postage, printing and supplies	945	1,001	(6)
Professional fees	895	818	9
Advertising and public relations	706	730	(3)
Amortization of intangibles	85	85	-
Merger-related charges	840	-	-
Other	2,180	2,339	(7)
Total	$ 24,757	$ 22,373	11

Index

Salaries and benefits for the first quarter of 2003 totaled $15.1 million, an increase of 10% over the same period in 2002.    Approximately half of the increase was due to merit increases that were effective April 1 of 2002, with the balance of the increase due to higher payroll taxes and health benefit costs and an increase in commissions on the higher level of mortgage fee revenue.   United’s full-time equivalent staff of 1,084 was up 14 from a year ago and down 13 from year-end.

Communication and equipment costs of $1.9 million were up $391,000 over the first quarter of 2002 due to a reconfiguration and upgrading of United’s computer network during 2002, as well as the implementation of a new teller platform system.

The efficiency ratio measures total operating expenses as a percentage of total revenue, excluding the provision for loan losses and net securities gains and losses.   United’s efficiency ratio, based on operating income which excludes merger-related charges, for the first quarter of 2003 was 61.03% as compared with 61.83% for the first quarter of 2002.  The improvement in the efficiency ratio is due to management’s focus on controlling operating expenses.

Income Taxes

Income taxes, excluding taxable equivalent adjustments, were $4.3 million in the first quarter of 2003, compared with $4.0 million in the first quarter of 2002.  The effective tax rates (as a percentage of pre-tax net income) for first quarter 2003 and 2002 were 35.0% and 34.0%, respectively.  These effective tax rates are lower than the statutory tax rate primarily due to interest revenue on certain investment securities and loans that are exempt from income taxes.  The increase in the effective tax rates from 2002 is due to proportionately less tax-exempt revenue in 2003 on a growing revenue base.  Additional information regarding income taxes can be found in Note 13 to the Consolidated Financial Statements filed with United’s 2002 Form 10-K.

Balance Sheet Review

Total assets at March 31, 2003 were $3.579 billion, 11% higher than the $3.211 billion as of December 31, 2002 and 25% higher than the $2.872 billion as of March 31, 2002.  Average total assets for the first quarter of 2003 were $3.269 billion, up $462 million from the average assets in the first quarter of 2002.

Loans

At March 31, 2003, total loans were $2.546 billion, an increase of $392 million, or 18% from March 31, 2002 and an increase of $164 million, or 7%, from December 31, 2002.  The acquisition of First Central Bank, which closed on March 31, 2003, added $88 million in balances to United’s loan portfolio.  Average total loans for the first quarter of 2003 were $2.423 billion, an increase of $338 million, or 16% over first quarter of 2002.  Over the past year, United has experienced strong loan growth in all markets, with particular strength in loans secured by real estate, both residential and non-residential.  Substantially all of United’s loans are to customers located in Georgia, North Carolina and Tennessee, the immediate market areas of the Banks.  This includes loan customers who have a seasonal residence in the Banks’ market areas.   Approximately $213 million of the increase from a year ago occurred in construction and land development loans which is comprised of approximately 80% residential and 20% commercial, including $11 million from the acquisition of First Central.  Growth has also been strong in residential and commercial real estate loans which grew $138 million and $33 million, respectively from March 31, 2002.  Residential real estate loans of $35 million and commercial real estate loans of $24 million were added through the acquisition of First Central.

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

Index

Reviews of non-performing loans, past due loans and larger credits, designed to identify potential charges to the allowance for loan losses, as well as determine the adequacy of the allowance, are conducted on a regular basis during the year.  These reviews are performed by the responsible lending officers, as well as a separate loan review department, and consider such factors as the financial strength of borrowers, the value of the applicable collateral, past loan loss experience, anticipated loan losses, growth in the loan portfolio, prevailing and anticipated economic conditions and other factors.  United also uses external loan review sources as necessary to support the activities of the loan review department and to ensure the independence of the loan review process.

The following table presents a summary of changes in the allowance for loan losses for the three months ended March 31, 2003 and 2002.

Table 7 - Summary of Loan Loss Experience
For the Three Months Ended March 31, 2003 and 2002
(in thousands)

	Three Months Ended
	March 31,
	2003	2002

Balance beginning of period	$30,914	$27,124
Allowance fom acquisition	1,638	-
Loans charged-off	(1,157)	(848)
Recoveries	127	358

Net charge-offs	(1,030)	(490)
Provision for loan losses	1,500	1,500

Balance end of period	$33,022	$28,134

Total loans:
At period end	$2,546,001	$2,153,743
Average	2,422,542	2,085,153
As a percentage of average loans:
Net charge-offs	.17%	.10%
Provision for loan losses	.25	.29
Allowance as a percentage of period end loans	1.30	1.31
Allowance as a percentage of non-performing loans	481	346

Management believes that the allowance for loan losses at March 31, 2003 is adequate to absorb losses inherent in the loan portfolio.  This assessment involves uncertainty and judgment; therefore, the adequacy of the allowance for loan losses cannot be determined with precision and may be subject to change in future periods.  In addition, bank regulatory authorities, as part of their periodic examination of the Banks, may require additional charges to the provision for loan losses in future periods if the results of their review warrant such additions.

Non-performing Assets

Non-performing loans, which include non-accrual loans and accruing loans past due over 90 days, totaled $6.9 million at March 31, 2003, compared with $6.7 million at December 31, 2002 and $8.1 million at March 31, 2002.  There is no concentration of non-performing loans attributable to any specific industry.  At March 31, 2003, the ratio of non-performing loans to total loans was .27%, compared with ..28% at December 31, 2002 and .38% at March 31, 2002.  Non-performing assets, which include non-performing loans and foreclosed real estate, totaled $7.7 million at March 31, 2003, compared with $8.0 million at December 31, 2002 and $9.1 million at March 31, 2002.

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

Index

There were no commitments to lend additional funds to customers whose loans were on non-accrual status at March 31, 2003.  The table below summarizes United's non-performing assets.

Table 8 - Non-Performing Assets
(in thousands)

	March 31,	December 31,	March 31,
	2003	2002	2002
Non-accrual loans	$6,871	$6,732	$8,078
Loans past due 90 days or more and still accruing	-	1	57

Total non-performing loans	6,871	6,733	8,135
Other real estate owned	874	1,286	995

Total non-performing assets	$7,745	$8,019	$9,130

Total non-performing loans as a percentage of total loans	.27%	.28%	.38%

Total non-performing assets as a percentage of total assets	.22	.25	.32

At March 31, 2003 and 2002, United had $2.9 million and $4.6 million, respectively, of loans classified as impaired under the definition outlined in SFAS No. 114.  Specific reserves allocated to these impaired loans totaled $745,000 at March 31, 2003, and $515,000 at March 31, 2002.  The average recorded investment in impaired loans for the quarters ended March 31, 2003 and 2002, was $2.9 million and $4.4 million, respectively.  United’s policy is to recognize income on a cash basis for loans classified as impaired under SFAS No. 114.  Interest income recognized on loans while they were impaired for the first quarter of March 31, 2003 was $4,000, compared with $27,000 for the first quarter of 2002.

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

Total average investment securities increased 30% from first quarter of 2002 as the investment portfolio was expanded to help stabilize United’s interest rate sensitivity and increase net interest revenue.

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

Deposits

Total deposits at March 31, 2003 were $2.724 billion, an increase of $468 million from March 31, 2002, of which the acquisition of First Central Bancshares contributed $163 million from the first quarter of 2002.  Total non-interest-bearing demand deposit accounts increased $45 million and interest-bearing demand accounts increased $156 million.  Total time deposits as of March 31, 2003 were $1.500 billion, an increase of $246 million from the first quarter 2002.

Time deposits of $100,000 and greater totaled $394 million at March 31, 2003, compared with $368 million at March 31, 2002. United utilizes “brokered” time deposits, issued in certificates of less than $100,000, as an alternative source of cost-effective funding.  Brokered time deposits outstanding at March 31, 2003 and March 31, 2002 were $346 and $141 million, respectively.

Index

Wholesale Funding

                At March 31, 2003, each of the Banks were shareholders in the Federal Home Loan Bank of Atlanta. Through this affiliation, secured advances totaling $457 million were outstanding at rates competitive with time deposits of like maturities.  United anticipates continued utilization of this short and long term source of funds.  The FHLB advances outstanding at March 31, 2003 had both fixed and floating interest rates ranging from .69% to 7.81%.  Approximately 27% of the FHLB advances mature prior to December 31, 2003.  Additional information regarding FHLB advances, including scheduled maturities, is provided in Note 10 to the consolidated financial statements filed with United’s 2002 Form 10-K.

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

One of the tools management utilizes to estimate the sensitivity of net interest revenue to changes in interest rates is an interest rate simulation model.  Such estimates are based upon a number of assumptions for various scenarios, including the level of balance sheet growth, deposit repricing characteristics and the rate of prepayments.  The simulation model measures the potential change in net interest revenue over a twelve-month period under six interest rate scenarios.  The first scenario assumes rates remain flat (“flat rate scenario”) over the next twelve months and is the scenario that all others are compared to in order to measure the change in net interest revenue.  The second scenario is a most likely scenario that projects the most likely change in rates over the next twelve months based on the slope of the yield curve.  United runs ramp scenarios that assume gradual increases and decreases of 200 basis points each over the next twelve months.  United’s policy for net interest revenue simulation is limited to a change from the flat rate scenario of less than 10% for the up or down 200 basis point ramp scenarios over twelve months.  At March 31, 2003, United’s simulation model indicated that a 200 basis point increase in rates over the next twelve months would cause an approximate 1% increase in net interest revenue and a 200 basis point decrease in rates over the next twelve months would cause an approximate 3% decrease in net interest revenue.

In order to assist in achieving a desired level of interest rate sensitivity, United uses off-balance sheet contracts that are considered derivative financial instruments. Derivative financial instruments can be a cost and capital effective means of modifying the repricing characteristics of on-balance sheet assets and liabilities.  At March 31, 2003, United was a party to interest rate swap contracts under which United pays a variable rate and receives a fixed rate.

The following table presents United’s interest rate swap contracts outstanding at March 31, 2003.

Table 9 - Interest Rate Swap Contracts
As of March 31, 2003
(in thousands)

	Notional	Rate	Rate	Fair
Type/Maturity	Amount	Received	Paid (1)	Value

Cash Flow Contracts
June 18, 2003	$25,000	7.85%	4.25%	$182
December 31, 2003	100,000	4.85	4.25	524
October 24, 2005	65,000	5.57	4.25	810
December 17, 2006	30,000	5.99	4.25	2,261
October 23, 2007	135,000	6.08	4.25	389

Total Cash Flow Contracts	$355,000	5.76%	4.25%	$4,166

(1) Based on prime rate at March 31, 2003

Index

United’s derivative financial instruments are classified as cash flow hedges.  The change in fair value of cash flow hedges is recognized in other comprehensive income.  United’s cash flow hedges consist of interest rate swap contracts that are designated as hedges of daily repricing prime based loans.  Under these contracts, United receives a fixed interest rate and pays a floating rate based on Wall Street Prime.

United’s policy requires all derivative financial instruments be used only for asset/liability management through the hedging of specific transactions or positions, and not for trading or speculative purposes.  Management believes that the risk associated with using derivative financial instruments to mitigate interest rate risk sensitivity is minimal and should not have any material unintended impact on United’s financial condition or results of operations.  In order to mitigate potential credit risk, United requires the counterparties to derivative contracts to pledge securities as collateral to cover the net exposure.

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

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and the maturities and sales of securities.  Mortgage loans held for sale totaled $30.6 million at March 31, 2003, and typically turn over every 45 days as the closed loans are sold to investors in the secondary market. Other short-term investments such as federal funds sold are additional sources of liquidity.

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

As disclosed in United's consolidated statements of cash flows, net cash provided by operating activities was $24.4 million for the three months ended March 31, 2003.  The major contributors in this category were net income of $8.1 million and an increase in accrued expenses and other liabilities of $13.7 million, net of $2.1 million used to fund the increase in mortgage loans held for sale.  Net cash used by investing activities of $129.9 million consisted primarily of $124.9 million used to purchase securities and a net increase in loans totaling $77.0 million, partially offset by proceeds from sales, maturities and calls of securities of $56.6 million and net cash received from acquisitions of $18.2 million.  Net cash provided by financing activities consisted primarily of a $195.1 million increase in deposits and a net increase in federal funds purchased and repurchase agreements of $19.5 million, partially offset by a net decrease in FHLB advances of $35.1 million, cash paid to purchase treasury stock of $3.2 million and cash dividend payments on common stock of $1.3 million.  In the opinion of management, United's liquidity position at March 31, 2003, is sufficient to meet its expected cash flow requirements.

Capital Resources and Dividends

Stockholders' equity at March 31, 2003 was $245.7 million, an increase of $49.0 million from March 31, 2002.  Accumulated other comprehensive income (loss) is not included in the calculation of regulatory capital adequacy ratios.  Excluding the change in the accumulated other comprehensive gain, stockholders’ equity increased $42 million, or 22% from March 31, 2002, of which $20.6 million was the result of shares exchanged for the acquisition of First Central Bancshares. Dividends of $1.6 million, or $.075 per share, were declared on common stock during the first quarter of 2003, an increase of 20% from the amount declared in 2002. The dividend payout ratios for the first quarters of 2003 and 2002 were 19% and 17%, respectively.  United has historically retained the majority of its earnings in order to provide a cost effective source of capital for continued growth and expansion.  However, in recognition that cash dividends are an important component of shareholder value, management has instituted a dividend program that provides for increased cash dividends when earnings and capital levels permit.

Index

During 2002, United’s Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company’s common stock through the end of 2002 for general corporate purposes.  On October 17, 2002, the Board of Directors increased the authorization to 1,500,000 and extended it to December 31, 2003.  Through March 31, 2003, United repurchased a total of 761,533 shares under this authorization.

On March 18, 2002, United began trading on The Nasdaq Stock Market under the symbol UCBI.  Previously, the stock was listed on the over-the-counter market on the Pink Sheets.  The closing price for the period ended March 31, 2003 was $23.05.  Below is a schedule of high and low stock prices for the first quarter of 2003 and all quarters in 2002.  Prior to March 18, 2002, prices are based on information available to United at that time.

Table 10 - Stock Price Information
(All prior period amounts have been restated to reflect the 2 for 1 stock split announced April 25, 2002)

	2003		2002
	High	Low	High	Low

First quarter	$ 27.00	$ 22.00	$ 28.60	$ 19.00
Second quarter			30.00	23.96
Third quarter			29.55	23.15
Fourth quarter			27.00	21.73

The following table presents the cash dividends declared in the first quarter of 2003 and all quarters of 2002 and the respective payout ratios as a percentage of net income.

Table 11 - Dividend Payout Information
(All prior period amounts have been restated to reflect the 2 for 1 stock split announced April 25, 2002)

	2003		2002
	Dividend	Payout %	Dividend	Payout %

First quarter	$ .075	19	$ .0625	17
Second quarter			.0625	16
Third quarter			.0625	16
Fourth quarter			.0625	16

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

Index

The following table shows United’s capital ratios, as calculated under regulatory guidelines, at March 31, 2003 and 2002.

Table 12 - Capital Ratios
(in thousands)

		2003		2002
	Well	Actual	Regulatory	Actual	Regulatory
	Capitalized	Amount	Minimum	Amount	Minimum

Tier I Leverage:
Amount		$ 238,529	$ 97,124	$ 215,903	$ 83,807
Ratio	5.00%	7.37%	3.00%	7.73%	3.00%

Tier I Risk Based:
Amount		$ 238,529	$ 104,469	$ 215,903	$ 85,843
Ratio	6.00%	9.13%	4.00%	10.06%	4.00%

Total Risk Based:
Amount		$ 306,106	$ 208,937	$ 245,794	$ 171,686
Ratio	10.00%	11.72%	8.00%	11.45%	8.00%

United's Tier I capital, which excludes other comprehensive income, consists of stockholders' equity and qualifying capital securities less goodwill and deposit-based intangibles, totaled $239 million at March 31, 2003.  Tier II capital components include supplemental capital items such as a qualifying allowance for loan losses and qualifying subordinated debt.  Tier I capital plus Tier II capital components is referred to as Total Risk-based capital and was $306 million at March 31, 2003. The capital ratios, as calculated under the guidelines, were 9.13% and 11.72% for Tier I and Total Risk-based capital, respectively, at March 31, 2003.

A minimum leverage ratio is required in addition to the risk-based capital standards and is defined as Tier I capital divided by average assets adjusted for goodwill and deposit-based intangibles.  Although a minimum leverage ratio of 3% is required for the highest-rated bank holding companies which are not undertaking significant expansion programs, the Federal Reserve Board requires a bank holding company to maintain a leverage ratio greater than 3% if it is experiencing or anticipating significant growth or is operating with less than well-diversified risks in the opinion of the Federal Reserve Board.  Financial institutions with a leverage ratio exceeding 5% are considered to be well capitalized.  The Federal Reserve Board uses the leverage and risk-based capital ratios to assess capital adequacy of banks and bank holding companies.  United's leverage ratios at March 31, 2003 and 2002 were 7.37% and 7.73%, respectively.

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

Index

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

There have been no material changes in United’s quantitative and qualitative disclosures about market risk as of March 31, 2003 from that presented in United’s Annual Report on Form 10-K for the year ended December 31, 2002.  United’s interest rate sensitivity position at March 31, 2003 is included in management’s discussion and analysis on page 20 of this report.

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

Part II.  Other Information

Item 1.  Legal Proceedings – None

Item 2.  Changes in Securities and Use of Proceeds – None

Item 3.  Defaults upon Senior Securities – None

Item 4.  Submission of Matters to a Vote of Securities Holders - None

Item 5.  Other Information – None

Item 6.  Exhibits and Reports on Form 8-K

             (a)  Exhibits

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

             (b)  Reports on Form 8-K

A current report on Form 8-K dated February 26, 2003, was filed with the Securities and Exchange Commission under item 9 “regulation FD disclosure” of such form, publishing a slide package prepared for use by Jimmy C. Tallent, President and Chief Executive Officer and Rex S. Schuette, Executive Vice President and Chief Financial Officer of United Community Banks, Inc. for analyst presentations.

Index

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
                                                                                                        Rex S. Schuette
                                                                                                        Executive Vice President and
                                                                                                        Chief Financial Officer
                                                                                                        (Principal Financial Officer)

                                                                                                Date:  May 15, 2003

Index

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

                                                                                                                By:          /s/ Jimmy C. Tallent
                                                                                                                                Jimmy C. Tallent
                                                                                                                                President and Chief Executive Officer

                                                                                                                                Date:  May 15, 2003

Index

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

                                                                                                                By:          /s/ Rex S. Schuette
                                                                                                                                Rex S. Schuette
                                                                                                                                Executive Vice President and
                                                                                                                                Chief Financial Officer

                                                                                                                                Date:  May 15, 2003