Form 10-Q
period 2003-06-30
UNITED COMMUNITY BANKS INC
filed 2003-08-13
CIK 857855

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
  OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

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

YES ☑    NO ☐

Common stock, par value $1 per share: 23,375,474 shares
outstanding as of  July 31, 2003

Index

Part I – FINANCIAL INFORMATION
Item 1 – Financial Statements

UNITED COMMUNITY BANKS, INC. Consolidated Statement of Income For the Three and Six Months Ended June 30, 2003 and 2002
	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2003	2002	2003	2002
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest revenue:
Interest and fees on loans	$45,732	$42,235	$86,838	$83,634
Interest on federal funds sold and deposits in banks	99	183	167	351
Interest on investment securities:
Taxable	6,099	5,495	12,065	11,441
Tax-exempt	739	814	1,470	1,640
Total interest revenue	52,669	48,727	100,540	97,066

Interest expense:
Interest on deposits:
Demand	2,163	2,980	4,391	5,396
Savings	115	132	205	264
Time	10,781	10,961	20,889	23,052
Other borrowings	5,408	4,688	10,571	9,739
Total interest expense	18,467	18,761	36,056	38,451
Net interest revenue	34,202	29,966	64,484	58,615
Provision for loan losses	1,500	1,800	3,000	3,300
Net interest revenue after provision for loan losses	32,702	28,166	61,484	55,315

Fee revenue:
Service charges and fees	4,687	3,481	8,261	6,225
Mortgage loan and related fees	3,335	1,436	5,647	3,243
Consulting fees	1,154	1,174	2,274	2,165
Brokerage fees	448	492	868	989
Securities losses, net	(3)	-	(3)	-
Other	695	719	1,646	1,601
Total fee revenue	10,316	7,302	18,693	14,223
Total revenue	43,018	35,468	80,177	69,538

Operating expenses:
Salaries and employee benefits	17,571	14,658	32,675	28,434
Occupancy	2,194	2,061	4,296	4,176
Communications and equipment	2,104	1,514	4,004	3,023
Postage, printing and supplies	1,172	965	2,117	1,966
Professional fees	1,076	922	1,971	1,740
Advertising and public relations	967	989	1,673	1,719
Amortization of intangibles	328	85	413	170
Merger-related charges	668	-	1,508	-
Other	2,287	2,001	4,467	4,340
Total operating expenses	28,367	23,195	53,124	45,568
Income before income taxes	14,651	12,273	27,053	23,970
Income taxes	5,182	4,174	9,520	8,151
Net income	$9,469	$8,099	$17,533	$15,819

Net income available to common stockholders	$9,441	$8,073	$17,488	$15,767

Earnings per common share:
Basic	$.41	$.38	$.79	$.74
Diluted	40.36		.77	.71
Average common shares outstanding:
Basic	22,853	21,407	22,040	21,407
Diluted	23,592	22,383	22,777	22,224

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Index

UNITED COMMUNITY BANKS, INC.
Consolidated Balance Sheet
For the period ended
	June 30,	December 31,	June 30,
($ in thousands)	2003	2002	2002

ASSETS	(Unaudited)	(Audited)	(Unaudited)

Cash and due from banks	$94,542	$75,027	$86,103
Interest-bearing deposits in banks	41,632	31,318	64,442
Federal funds sold	-	-	27,635
Cash and cash equivalents	136,174	106,345	178,180

Securities available for sale	660,625	559,390	426,076
Mortgage loans held for sale	38,536	24,080	8,742
Loans, net of unearned income	2,861,481	2,381,798	2,269,973
Less - allowance for loan losses	37,353	30,914	29,190
Loans, net	2,824,128	2,350,884	2,240,783

Premises and equipment, net	82,356	70,748	68,454
Accrued interest receivable	22,564	20,275	22,317
Intangible assets	65,835	12,767	12,938
Other assets	75,711	66,855	57,118
Total assets	$3,905,929	$3,211,344	$3,014,608

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Demand	$397,043	$297,613	$323,854
Interest-bearing demand	790,518	734,494	655,015
Savings	134,223	100,523	99,417
Time	1,549,142	1,252,609	1,262,090
Total deposits	2,870,926	2,385,239	2,340,376

Accrued expenses and other liabilities	23,917	17,222	19,595
Federal funds purchased and repurchase agreements	51,990	20,263	48,843
Federal Home Loan Bank advances	585,725	492,130	335,859
Long-term debt and other borrowings	87,871	74,911	60,348
Total liabilities	3,620,429	2,989,765	2,805,021

Stockholders' equity:
Preferred stock, $1 par value; $10 stated value; 10,000,000 shares authorized;
65,500, 172,600 and 172,600 shares issued and outstanding	655	1,726	1,726
Common stock, $1 par value; 50,000,000 shares authorized;
23,804,382, 21,805,924 and 21,805,924 shares issued	23,804	21,806	21,806
Capital surplus	108,905	62,495	62,510
Retained earnings	149,843	135,709	121,467
Treasury stock; 493,054, 542,652 and 391,766 shares, at cost	(11,394)	(11,432)	(7,637)
Accumulated other comprehensive income	13,687	11,275	9,715
Total stockholders' equity	285,500	221,579	209,587

Total liabilities and stockholders' equity	$3,905,929	$3,211,344	$3,014,608

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Index
UNITED COMMUNITY BANKS, INC.
Consolidated Statement of Changes in Stockholders' Equity
For the Six Months Ended June 30,

						Accumulated
						Other
	Preferred	Common	Capital	Retained	Treasury	Comprehensive
(in thousands)	Stock	Stock	Surplus	Earnings	Stock	Income	Total

Balance, December 31, 2001	$ 1,726	$ 21,806	$62,829	$108,371	$ (5,749)	$ 5,682	$194,665

Comprehensive income:
Net income				15,819			15,819
Other comprehensive income:
Unrealized holding losses on available for sale securities,
net of deferred tax benefit and reclassification
adjustment						3,207	3,207
Unrealized losses on derivative financial instruments
qualifying as cash flow hedges, net of deferred
tax benefit						826	826

Comprehensive income				15,819		4,033	19,852
Cash dividends declared ($.125 per share)				(2,671)			(2,671)
Exercise of stock options (37,102 shares)			(319)		724		405
Acquisition of treasury stock (146,390 shares)					(2,855)		(2,855)
Employee stock grant (12,470 shares)					243		243
Dividends declared on preferred stock ($.30 per share)				(52)			(52)

Balance, June 30, 2002	$ 1,726	$ 21,806	$62,510	$ 121,467	$ (7,637)	$ 9,715	$209,587

Balance, December 31, 2002	$ 1,726	$ 21,806	$62,495	$135,709	$(11,432)	$ 11,275	$221,579

Comprehensive income:
Net income				17,533			17,533
Other comprehensive income:
Unrealized holding gains on available for sale securities,
net of deferred tax expense and reclassification
adjustment						1,646	1,646
Unrealized losses on derivative financial instruments
qualifying as cash flow hedges, net of deferred
tax expense						766	766

Comprehensive income				17,533		2,412	19,945
Redemption of preferred stock (107,100 shares)	(1,071)						(1,071)
Cash dividends declared ($.15 per share)				(3,347)			(3,347)
Common stock issued for acquisition (1,998,458 shares)		1,998	47,893				49,891
Exercise of stock options (233,473 shares)			(1,483)		4,401		2,918
Acquisition of treasury stock (183,875 shares)					(4,363)		(4,363)
Dividends declared on preferred stock ($.30 per share)				(52)			(52)
Balance, June 30, 2003	$ 655	$ 23,804	$108,905	$149,843	$(11,394)	$ 13,687	$285,500

*  Comprehensive income for the second quarters of 2003 and 2002 was $12,101 and $14,019, respectively.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Index
UNITED COMMUNITY BANKS, INC.
Consolidated Statement of Cash Flows
For the Six Months Ended June 30,

(in thousands)	2003	2002
Operating activities:	(Unaudited)	(Unaudited)
Net income	$17,533	$15,819
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	6,846	3,834
Provision for loan losses	3,000	3,300
Loss on sale of securities available for sale	3	-
Employee stock grant	-	243
Changes in assets and liabilities:
Other assets and accrued interest receivable	(7,527)	(380)
Accrued expenses and other liabilities	8,334	294
Mortgage loans held for sale	(10,041)	7,796
Net cash provided by operating activities	18,148	30,906

Investing activities (net of purchase adjustments):
Proceeds from sales of securities available for sale	28,327	100
Proceeds from maturities and calls of securities available for sale	116,274	100,445
Purchases of securities available for sale	(204,424)	(54,500)
Net increase in loans	(171,403)	(263,884)
Purchases of premises and equipment	(6,232)	(7,480)
Net cash received from acquisitions	28,828	-
Proceeds from sale of other real estate	435	1,371
Net cash used by investing activities	(208,195)	(223,948)

Financing activities (net of purchase adjustments):
Net change in deposits	93,720	223,877
Net change in federal funds purchased and repurchase agreements	30,745	(28,371)
Net change in notes payable and other borrowings	11,160	12,157
Proceeds from FHLB advances	532,600	182,999
Repayments of FHLB advances	(442,859)	(137,534)
Proceeds from exercise of stock options	2,894	386
Redemption of preferred stock	(1,071)	-
Purchase of treasury stock	(4,363)	(2,855)
Cash dividends on common stock	(2,898)	(2,412)
Cash dividends on preferred stock	(52)	(52)
Net cash provided by financing activities	219,876	248,195

Net change in cash and cash equivalents	29,829	55,153

Cash and cash equivalents at beginning of period	106,345	123,027

Cash and cash equivalents at end of period	$136,174	$178,180

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$34,897	$39,589
Income taxes	8,395	9,241

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
Net income available to common shareholders:
As reported	$ 9,441	$ 8,073	$ 17,488	$ 15,767
Pro forma	9,283	7,977	17,256	15,398

Basic earnings per common share:
As reported	.41	.38	.79	.74
Pro forma	.41	.37	.78	.72

Diluted earnings per common share:
As reported	.40	.36	.77	.71
Pro forma	.39	.36	.76	.70

The weighted average fair value of options at grant date in the second quarter and first six months of 2003 were both $5.15, as no options were granted during the first quarter of 2003.  The weighted average fair value of options at grant date in the second quarter and first six months of 2002 was $5.57 and $4.77, respectively.

The fair value of each option granted in 2003 was estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions: dividend yield of 1.22%; a risk free interest rate of 3.48%; expected volatility of 15%; and, an expected life of 7 years.  The fair value of each option granted in 2002 was estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions: dividend yield of 1%; a risk free interest rate of 4.25%; expected volatility of 15%; and, an expected life of 7 years.  Since United’s Nasdaq trading history dates back only to March of 2002, United used the Nasdaq Bank Index to determine volatility.  The fair value of each option granted prior to 2002 was estimated on the date of grant using the minimum value method with the following weighted average assumptions: dividend yield of 1%; a risk free interest rate of 5%; and, an expected life of 7 years.  The compensation expense included in the proforma results was determined based on the fair value at the time of grant multiplied by the number of options vested during the period, net of tax.

Index

Note 3  - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended   June 30.

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
Basic earnings per share:
Weighted average shares outstanding	22,853	21,407	22,040	1,407
Net income available to common shareholders	$9,441	$8,073	$17,488	$15,767

Basic earnings per share	$.41	$.38	$.79	$.74

Diluted earnings per share:
Weighted average shares outstanding	22,853	21,407	22,040	21,407
Net effect of the assumed exercise of stock options based on the
treasury stock method using average market price for the period	459	696	457	537
Effect of conversion of subordinated debt	280	280	280	280
Total weighted average shares and common stock equivalents
outstanding	23,592	22,383	22,777	22,224

Net income available to common shareholders	$9,441	$8,073	$17,488	$15,767
Income effect of conversion of subordinated debt, net of tax	24	29	49	57
Net income, adjusted for effect of conversion of subordinated
debt, net of tax	$9,465	$8,102	$17,537	$15,824

Diluted earnings per share	$.40	$.36	$.77	$.71

Note 4 – Mergers and Acquisitions

On March 31, 2003, United acquired 100 percent of the outstanding common shares of First Central Bancshares, Inc. a community bank holding company headquartered in Lenoir City, Tennessee.  First Central’s results of operations are included in consolidated financial results from the acquisition date.  First Central Bancshares is the parent company of First Central Bank, a community bank with 8 banking offices serving east Tennessee along the Interstate 75 corridor between Knoxville and Chattanooga, primarily in the Knoxville MSA and surrounding markets.  United has long sought to enter the east Tennessee market with its attractive demographics and its close proximity to United’s existing markets.

The aggregate purchase price was $29.6 million including $9 million of cash and 821,160 shares of United’s common stock valued at $20.6 million.  The value of the common shares issued of $25.10 was determined based on the average market price of United’s common shares over the two-day period before and after the terms of the acquisition were agreed to and announced.

On May 1, 2003, United acquired 100 percent of the outstanding common shares of First Georgia Holding, a community bank holding company headquartered in Brunswick, Georgia.  First Georgia’s results of operations are included in consolidated financial results from the acquisition date.  First Georgia Holding is the parent company of First Georgia Bank, a community bank serving the southern Georgia coast along the Interstate 95 corridor.  United targeted coastal Georgia for potential expansion due to the attractive demographics and the similarities to its existing markets.

The aggregate purchase price was $42.1 million including $12.8 million of cash and 1,177,298 shares of United’s common stock valued at $29.3 million.  The value of the common shares issued of $24.87 was determined based on the market price of United’s common shares over the two-day period before and after the terms of the acquisition were agreed to and announced.

Index

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of acquisition in 2003.

	First Central	First Georgia
	Bank	Bank
	(March 31)	(May 1)

Assets:
Cash and cash equivalents	$47,206	$23,415
Investment securities	30,713	18,829
Loans held for sale	4,415	-
Loans, net	86,163	218,114
Premises and equipment	4,732	4,089
Core deposit intangible	2,860	7,370
Goodwill	17,480	25,597
Other assets	1,592	5,937
Total assets	$195,161	$303,351

Liabilities and Stockholders' Equity:
Deposits	$163,223	$248,794
Other borrowed funds	-	5,670
Other liabilities	2,355	6,928
Stockholders equity	29,583	41,959
Total liabilities and stockholders' equity	$195,161	$303,351

Core deposit intangibles are being amortized over a period of 10 years.  Goodwill is not expected to be amortized or deductible for tax purposes.

In connection with the acquisition of First Central Bank, United incurred charges of $840,000 during the first quarter.  The charges are included in operating expenses in the Consolidated Statement of Income.  The table below provides a summary of the merger charges showing the amounts paid during the period and the amounts remaining accrued at June 30, 2003.

	Expensed in	Utilized in
	Six months ended	Six months ended	Balance at
	June 30, 2003	June 30, 2003	June 30, 2003

Severance and related costs	$50	$-	$50
Termination of equipment leases	565	565	-
Professional fees	123	123	-
Other conversion costs	102	31	71
	$840	$719	$121

Index

In connection with the acquisition of First Georgia Bank, United incurred charges of $668,000 during the second quarter.  The charges are included in operating expenses in the Consolidated Statement of Income.  The table below provides a summary of the merger charges showing the amounts paid during the period and the amounts remaining accrued at June 30, 2003.

	Expensed in	Utilized in
	Six months ended	Six months ended	Balance at
	June 30, 2003	June 30, 2003	June 30, 2003

Professional fees	$ 455	$ 455	$ -
Other conversion costs	213	213	-
	$ 668	$ 668	$ -

                The financial statements below present the proforma earnings of United assuming that the acquisitions of First Central Bank and First Georgia Bank occurred prior to the earliest reported period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Total revenue	$42,732	$40,206	$82,073	$78,716
Net income	4,435	8,787	10,518	17,092
Diluted earnings per common share	.18	.36	.44	.71

                Included in the proforma earnings above are executive change of control payments and other severance costs of $2.7 million and $3.5 million, respectively, for the three and six-month periods ended June 30, 2003.  Also included above in earnings for the three and six-month periods ended June 30, 2003 are $.9 million and $1.6 million, respectively, in contract termination costs and $1.4 million and $1.5 million, respectively, in asset write downs to net realizable value for incompatible / unusable equipment.  The effective tax rates for the three and six-month periods ended June 30, 2003 have been adjusted to reflect charges that are not tax deductible.

Note 5 – Reclassification

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

On March 18, 2002, United began trading on the NASDAQ National Market under the symbol UCBI.  Previously, the stock was listed on the over-the-counter market on the Pink Sheets.

At June 30, 2003, United had total consolidated assets of $3.9 billion, total loans of $2.9 billion, total deposits of $2.9 billion and stockholders’ equity of $286 million.

Mergers and Acquisitions

On March 31, 2003, United completed its acquisition of First Central Bancshares, a community bank holding company  headquartered in Lenoir City, Tennessee, and it’s wholly-owned Tennessee bank subsidiary, First Central Bank.  On March 31, 2003, First Central Bank had assets of $195 million, including purchase accounting related intangibles.  United exchanged 821,160 shares of its common stock valued at $20.6 million and approximately $9 million in cash for all of the outstanding shares.

On May 1, 2003, United completed its acquisition of First Georgia Holding, a community bank holding company  headquartered in Brunswick, Georgia, and it’s wholly-owned Georgia subsidiary, First Georgia Bank.  On May 1, 2003, First Georgia Bank had assets of $303 million, including purchase accounting related intangibles.  United exchanged 1,177,298 shares of its common stock valued at $29.3 million and approximately $13 million in cash for all of the outstanding shares.  First Georgia Bank was merged into United’s Georgia bank subsidiary, United Community Bank, and operates as a separate community bank doing business as “First Georgia Bank”.

Index

Critical Accounting Policies

The accounting and reporting policies of United Community Banks and its subsidiaries are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry.  The more critical accounting and reporting policies include United’s accounting for securities, loans and the allowance for loan losses.  In particular, United’s accounting policies relating to the allowance for loan losses involve the use of estimates and require significant judgments to be made by management.  Different assumptions in the application of these policies could result in material changes in United’s consolidated financial position or consolidated results of operations.  See “Asset Quality and Risk Elements” herein for a complete discussion of United’s accounting methodologies related to the allowance.

Index

  Table 1 – Financial Highlights

UNITED COMMUNITY BANKS, INC.
For the Three and Six Months Ended June 30, 2003
						Second
	2003		2002			Quarter
(in thousands, except per share	Second	First	Fourth	Third	Second	2003-2002
data; taxable equivalent)	Quarter	Quarter	Quarter	Quarter	Quarter	Change
INCOME SUMMARY	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest revenue	$53,261	$48,403	$48,579	$49,076	$49,326
Interest expense	18,467	17,589	18,964	18,942	18,761
Net interest revenue	34,794	30,814	29,615	30,134	30,565	14%
Provision for loan losses	1,500	1,500	1,800	1,800	1,800
Total fee revenue	10,316	8,377	8,784	7,727	7,302	41
Total revenue	43,610	37,691	36,599	36,061	36,067	21
Operating expenses (1)	27,699	23,917	23,005	22,551	23,195	19
Income before taxes	15,911	13,774	13,594	13,510	12,872	24
Income taxes	6,014	5,164	5,034	5,109	4,773
Net operating income	9,897	8,610	8,560	8,401	8,099	22
Merger-related charges, net of tax	428	546	-	-	-
Net income	$9,469	$8,064	$8,560	$8,401	$8,099	17

OPERATING PERFORMANCE (1)
Earnings per common share:
Basic	$.43	$.40	$.40	$.39	$.38	13
Diluted	.42	.39	.39	.38	.36	17
Return on equity (2)	15.43%	16.55%	16.42%	16.56%	16.67%
Return on tangible equity (3)	19.54	17.79	17.68	17.88	18.05
Return on assets	1.06	1.07	1.08	1.12	1.12
Efficiency ratio	61.40	61.03	59.94	59.66	61.25
Dividend payout ratio	17.44	18.75	15.63	16.03	16.45

GAAP PERFORMANCE
PER COMMON SHARE
Basic earnings	$.41	$.38	$.40	$.39	$.38	8
Diluted earnings	.40	.37	.39	.38	.36	11
Cash dividends declared	.075	.075	.0625	.0625	.0625	20
Book value	12.22	11.09	10.34	10.01	9.71	26
Tangible book value (3)	9.55	9.59	9.74	9.41	9.10	5

KEY PERFORMANCE RATIOS
Return on equity (2)	14.76%	15.50%	16.42%	16.56%	16.67%
Return on assets	1.01	1.00	1.08	1.12	1.12
Efficiency ratio	62.88	63.17	59.94	59.66	61.25
Net interest margin	3.99	4.05	4.03	4.31	4.51
Dividend payout ratio	18.29	19.74	15.63	16.03	16.45
Equity to assets	7.31	6.87	6.90	6.86	6.95
Equity to assets (tangible) (3)	5.80	5.96	6.47	6.42	6.49

ASSET QUALITY
Allowance for loan losses	$37,353	$33,022	$30,914	$30,300	$29,190
Non-performing assets	8,232	7,745	8,019	9,591	9,221
Net charge-offs	1,069	1,030	1,186	690	745
Allowance for loan losses to loans	1.31%	1.30%	1.30%	1.30%	1.29%
Non-performing assets to total assets	.21	.22	.25	.31	.31
Net charge-offs to average loans	.16	.17	.20	.12	.14

AVERAGE BALANCES
Loans	$2,742,952	$2,422,542	$ 2,358,021	$2,300,681	$2,211,980	24
Earning assets (4)	3,497,851	3,072,719	2,919,613	2,780,276	2,717,074	29
Total assets	3,756,689	3,269,481	3,138,747	2,976,509	2,911,514	29
Deposits	2,829,986	2,466,801	2,408,773	2,378,656	2,286,231	24
Stockholders’ equity	269,972	223,599	217,051	212,703	202,319	33
Common shares outstanding:
Basic	22,853	21,218	21,293	21,392	21,407
Diluted	23,592	21,957	22,078	22,233	22,383

AT PERIOD END
Loans	$2,861,481	$2,546,001	$2,381,798	$2,331,862	$2,269,973	26
Earning assets	3,642,545	3,304,232	3,029,409	2,908,577	2,823,262	29
Total assets	3,905,929	3,579,004	3,211,344	3,142,393	3,014,608	30
Deposits	2,870,926	2,723,574	2,385,239	2,386,962	2,340,376	23
Stockholders’ equity	285,500	245,699	221,579	215,430	209,587	36
Common shares outstanding	23,311	22,037	21,263	21,345	21,414	9

Index

TABLE 1 CONTINUED

UNITED COMMUNITY BANKS, INC.
For the Three and Six Months Ended June 30, 2003

	For the Six		YTD
(in thousands, except per share	Months Ended		2003-2002
data; taxable equivalent)	2003	2002	Change
INCOME SUMMARY	(Unaudited)	(Unaudited)
Interest revenue	$101,664	$98,277
Interest expense	36,056	38,451
Net interest revenue	65,608	59,826	10%
Provision for loan losses	3,000	3,300
Total fee revenue	18,693	14,223	31
Total revenue	81,301	70,749	15
Operating expenses (1)	51,616	45,568	13
Income before taxes	29,685	25,181	18
Income taxes	11,178	9,362
Net operating income	18,507	15,819	17
Merger-related charges, net of tax	974	-
Net income	$17,533	$15,819	11

OPERATING PERFORMANCE (1)
Earnings per common share:
Basic	$.84	$.74	14
Diluted	.81	.71	14
Return on equity (2)	15.93%	16.60%
Return on tangible equity (3)	18.69	18.00
Return on assets	1.06	1.12
Efficiency ratio	61.23	61.54
Dividend payout ratio	17.86	16.89

GAAP PERFORMANCE
PER COMMON SHARE
Basic earnings	$.79	$.74	7
Diluted earnings	.77	.71	8
Cash dividends declared	.15	.125	20
Book value	12.22	9.71	26
Tangible book value (3)	9.55	9.10	5

KEY PERFORMANCE RATIOS
Return on equity (2)	15.09%	16.60%
Return on assets	1.01	1.12
Efficency ratio	63.01	61.54
Net interest margin	4.02	4.51
Dividend payout ratio	18.99	16.89
Equity to assets	7.31	6.95
Equity to assets (tangible) (3)	5.80	6.49

ASSET QUALITY
Allowance for loan losses	$37,353	$29,190
Non-performing assets	8,232	9,221
Net charge-offs	2,099	1,234
Allowance for loan losses to loans	1.31%	1.29%
Non-performing assets to total assets	.21	.31
Net charge-offs to average loans	.16	.12

AVERAGE BALANCES
Loans	$2,583,632	$ 2,148,917	20
Earning assets (4)	3,286,461	2,671,119	23
Total assets	3,514,432	2,859,336	23
Deposits	2,649,397	2,228,360	19
Stockholders’ equity	246,914	199,622	24
Common shares outstanding:
Basic	22,040	21,407
Diluted	22,777	22,224

AT PERIOD END
Loans	$ 2,861,481	$ 2,269,973	26
Earning assets	3,642,545	2,823,262	29
Total assets	3,905,929	3,014,608	30
Deposits	2,870,926	2,340,376	23
Stockholders’ equity	285,500	209,587	36
Common shares outstanding	23,311	21,414	9

(1)  Excludes pre-tax merger-related charges totaling $840,000 or $.02 per diluted common share and $668,000 or $.02 per diluted common share recorded in the first and second quarters, respectively, of 2003.

(2)  Net income available to common stockholders divided by average realized common equity which excludes accumulated other comprehensive income.

(3)  Excludes effect of acquisition related intangibles and associated amortization.

(4)  Excludes unrealized gains and losses on securities available for sale.

Index

Merger-Related Charges

During the second quarter of 2003, United recorded merger-related charges of $668,000 in connection with the acquisition and integration of First Georgia Bank.  Year-to-date merger-related charges for 2003 also contain $840,000 recorded in the first quarter in connection with the acquisition of First Central Bank.  The charges are included in operating expense in the Consolidated Statement of Income.  These charges have been excluded from the presentation of operating earnings as management believes that excluding merger-related expenses as a financial measure provides useful information to investors because it better demonstrates United’s financial performance from its ongoing business operations.

The table below presents a reconciliation of United’s operating earnings to earnings for the three and six months ended June 30, 2003, using accounting principles generally accepted in the United States (GAAP).  There were no merger-related charges in 2002.

Table 2 - Operating Earnings to GAAP Earnings Reconciliation
(in thousands)

	Three Months Ended	Six Months Ended
	June 30, 2003	June 30, 2003

Merger charges included in expenses	$668	$1,508
Income tax effect of charges	240	534
After-tax effect of merger-related charges	$428	$974

Net Income Reconciliation
Operating net income	$9,897	$18,507
After-tax effect of merger-related charges	(428)	(974)
Net income (GAAP)	$9,469	$17,533

Basic Earnings Per Share Reconciliation
Basic operating earnings per share	$.43	$.84
Per share effect of merger-related charges	(.02)	(.05)
Basic earnings per share (GAAP)	$.41	$.79

Diluted Earnings Per Share Reconciliation
Diluted operating earnings per share	$.42	$.81
Per share effect of merger-related charges	(.02)	(.04)
Diluted earnings per share (GAAP)	$.40	$.77

Results of Operations

Net operating income was $9.9 million for the three months ended June 30, 2003, an increase of $1.8 million, or 22%, from the same period in 2002. Diluted operating earnings per share were $.42 for the three months ended June 30, 2003, compared with $.36 for the same period in 2002, an increase of 17%.  Operating return on equity for the second quarter of 2003 was 15.43%, compared with 16.67% for the second quarter of 2002.  Operating return on assets for the three months ended June 30, 2003 was 1.06%, compared with 1.12% for the three months ended June 30, 2002.

Year-to-date as of June 30, net operating income for 2003 was $18.5 million, a 17% increase over $15.8 million for the same period in 2002.Diluted operating earnings per share were $.81 for the six months ended June 30, 2003, compared with $.71 for the same period in 2002, an increase of 14%.  Year-to-date operating return on equity was 15.93% as compared with 16.60% for the first six months of 2002.  Operating return on assets for the first six months of 2003 was 1.06%, compared with 1.12% for the first six months of 2002.

Index

Net Interest Revenue (Taxable Equivalent)

Net interest revenue (the difference between the interest earned on assets and the interest paid on deposits and liabilities) is the single largest component of total revenue.  United actively manages this revenue source to provide an optimal level of revenue while balancing interest rate, credit and liquidity risks.  Net interest revenue for the three and six months ended June 30, 2003 was $34.8 million and $65.6 million, respectively, up 14% and 10%, respectively, over last year.  Recent acquisitions contributed approximately $2.7 million, leaving the core growth rate at 5%.  The main driver of this increase was loan growth.  Average loans increased $531 million, or 24%, from the second quarter of last year.  Year-to-date, average loans increased  $435 million, or 20%, over the same period in 2002.  This loan growth was due to the acquisitions of First Central Bank and First Georgia Bank, which added $239 million to the second quarter 2003 average loan balances, as well as continued high loan demand in this current low rate environment and the addition of commercial lenders in the metro Atlanta markets.  The quarter-end total loan balances increased $592 million over last year.  Of this increase, $140 million was across markets in north Georgia and western North Carolina, $137 million was in the metro Atlanta market, $89 million was related to the acquisition of First Central Bank and $226 million was related to the acquisition of First Georgia Bank.

Average interest-earning assets for the second quarter of 2003 increased $781 million, or 29%, over the same period for 2002.  For the first six months of 2003, average interest-earning assets increased $615 million, or 23%, over the first six months of 2002.  The increases for both periods reflect the acquisitions, growth in loans, as well as an increase in the investment securities portfolio.  The majority of the increase in interest-earning assets was funded by interest-bearing sources as the increase in average interest-bearing liabilities for the quarter and first six months was approximately $703 million and $559 million over the same periods in 2002.

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

For the three months ended June 30, 2003 and 2002, net interest spread was 3.71% and 4.12%, respectively, while net interest margin was 3.99% and 4.51%, respectively.  For the six months ended June 30, 2003 and 2002, net interest spread was 3.73% and 4.11%, respectively, while net interest margin was 4.02% and 4.51%, respectively.  The decline in the net interest margin reflects the continuation of the low interest rate environment.  Since United’s balance sheet had remained asset sensitive during most of 2002, primarily due to growth in floating rate loans, the declining rate environment had a greater effect on interest-earning assets than on interest-bearing liabilities causing compression in the net interest spread and margin.  Combined with a flat yield curve, the low rate environment resulted in reinvestment of maturing fixed rate loans and securities at rates lower than the assets they were replacing.  Growth in floating rate loans also contributed to the compression.  At June 30, 2003, United had approximately $1.13 billion in loans indexed to the daily Prime Rate as published in the Wall Street Journal compared with $864 million a year ago.  The effect of the margin compression was partially offset by improvement in asset mix caused by the increase in loans.  Over the last three quarters, net interest margin has stabilized around the 4.00% level.

The average yield on interest-earning assets for the second quarter of 2003 was 6.11%, compared with 7.28% in the second quarter of 2002.  For the first six months of 2003, the average yield on interest-earning assets was 6.23% compared with 7.41% for the same period in 2002. The main drivers of these decreases were loan yields which were down 97 basis points and 108 basis points for the quarter and year-to-date, respectively, as well as yields on taxable securities which were down 199 basis points and 181 basis points comparing second quarter 2003 to the same period in 2002 and the first six months of 2003 and 2002, respectively.  The shift toward floating rate loans contributed to the decline caused by the lower rate environment.  In the fourth quarter of 2002, United began purchasing securities to increase net interest revenue and reduce the interest rate sensitivity of the balance sheet.  Although the securities purchases have a positive impact on net interest revenue, they contributed partially to the net interest margin compression since they were purchased at a yield lower than the existing portfolio.

The average cost of interest-bearing liabilities for the second quarter and year-to-date 2003 was 2.40% and 2.50%, respectively, a decrease of 76 basis points and 80 basis points, respectively, from the same periods in 2002.  The decrease was primarily due to lower rates paid on interest-bearing demand deposits and savings accounts, lower pricing on new and renewed time deposits and lower rates on FHLB advances.  United lowered deposit pricing across the board to offset rate reductions initiated by the Federal Reserve in November 2002 and June 2003.  Additionally, United continued to experience strong loan growth in 2003 which outpaced the growth in core deposits.  Instead of funding with certificates of deposit, United turned to lower cost funding sources such as FHLB advances and brokered time deposits.

Index

In November 2002, United issued $31.5 million of ten year subordinated debt securities with a coupon of 6.75%.  The securities qualify as Tier II capital under risk-based capital guidelines.  The increase in the average rate paid on long-term debt and other borrowings of 76 basis points for the quarter and 109 basis points year-to-date resulted primarily from the subordinated debt issuance.

Index

The following table shows the relationship between interest revenue and expense and the average balances of interest-earning assets and interest-bearing liabilities for the three months ended June 30, 2003 and 2002.

Table 3 - Average Consolidated Balance Sheets and Net Interest Analysis
For the Three Months Ended June 30,
(In thousands, taxable equivalent)
		2003			2002
	Average		Avg.	Average		Avg.
	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (1) (2)	$ 2,742,952	$ 45,652	6.68%	$ 2,211,980	$ 42,193	7.65%
Taxable securities (3)	623,585	6,099	3.91	372,707	5,495	5.90
Tax-exempt securities (1)	65,799	1,216	7.39	70,461	1,339	7.60
Federal funds sold and other interest-earning assets	65,515	294	1.80	61,926	299	1.93

Total interest-earning assets	3,497,851	53,261	6.11	2,717,074	49,326	7.28
Non-interest-earning assets:
Allowance for loan losses	(36,284)			(28,924)
Cash and due from banks	76,380			78,602
Premises and equipment	79,750			67,641
Other assets	138,992			77,121
Total assets	$ 3,756,689			$ 2,911,514

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
Transaction accounts	$ 789,891	$ 2,163	1.10	$ 632,575	$ 2,980	1.89
Savings deposits	127,076	115.36		97,832	132.54
Certificates of deposit	1,555,247	10,781	2.78	1,254,089	10,961	3.51
Total interest-bearing deposits	2,472,214	13,059	2.12	1,984,496	14,073	2.84

Federal Home Loan Bank advances	492,619	3,756	3.06	286,757	3,376	4.72
Long-term debt and other borrowings	121,573	1,652	5.45	112,275	1,312	4.69
Total borrowed funds	614,192	5,408	3.53	399,032	4,688	4.71

Total interest-bearing liabilities	3,086,406	18,467	2.40	2,383,528	18,761	3.16
Non-interest-bearing liabilities:
Non-interest-bearing deposits	357,772			301,735
Other liabilities	42,539			23,932
Total liabilities	3,486,717			2,709,195
Stockholders' equity	269,972			202,319
Total liabilities
and stockholders' equity	$ 3,756,689			$ 2,911,514

Net interest revenue		$ 34,794			$ 30,565
Net interest-rate spread			3.71%			4.12%

Net interest margin (4)			3.99%			4.51%

(1)	Interest revenue on tax-exempt securities and loans has been increased to reflect comparable interest on taxable securities and loans. The rate used was 39%, reflecting the statutory federal tax rate and the federal tax adjusted state tax rate.
(2)	Included in the average balance of loans outstanding are loans where the accrual of interest has been discontinued.
(3)	Securities available for sale are shown at amortized cost. Pretax unrealized gains of $14.6 million in 2003 and $9.3 million in 2002 are included in other assets for purposes of this presentation.
(4)	Net interest margin is taxable equivalent net-interest revenue divided by average interest-earning assets.

Index

The following table shows the relationship between interest revenue and expense and the average balances of interest-earning assets and interest-bearing liabilities for the six months ended June 30, 2003 and 2002.

Table 3 - Average Consolidated Balance Sheets and Net Interest Analysis
For the Six Months Ended June 30,
(In thousands, taxable equivalent)
		2003			2002
	Average		Avg.	Average		Avg.
	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (1) (2)	$ 2,583,632	$ 86,656	6.76%	$ 2,148,917	$ 83,518	7.84%
Taxable securities (3)	587,355	12,065	4.11	386,673	11,411	5.92
Tax-exempt securities (1)	65,054	12,419	7.44	70,859	2,698	7.62
Federal funds sold and other interest-earning assets	50,440	524	2.08	64,670	620	1.92

Total interest-earning assets	3,286,461	101,664	6.23	2,671,119	98,277	7.41
Non-interest-earning assets:
Allowance for loan losses	(33,760)			(28,393)
Cash and due from banks	71,510			74,803
Premises and equipment	75,386			66,544
Other assets	114,835			75,263
Total assets	$ 3,514,432			$ 2,859,336

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
Transaction accounts	$ 759,431	$ 4,391	1.17	$ 596,516	$ 5,396	1.82
Savings deposits	115,912	205.36		96,936	264.55
Certificates of deposit	1,446,696	20,889	2.91	1,245,653	23,052	3.73
Total interest-bearing deposits	2,322,039	25,485	2.21	1,939,105	28,712	2.99
Federal Home Loan Bank advances	467,736	7,330	3.16	287,438	7,049	4.95
Long-term debt and other borrowings	117,252	3,241	5.57	121,116	2,690	4.48
Total borrowed funds	584,988	10,571	3.64	408,554	9,739	4.81

Total interest-bearing liabilities	2,907,027	36,056	2.50	2,347,659	38,451	3.30
Non-interest-bearing liabilities:
Non-interest-bearing deposits	327,357			289,255
Other liabilities	33,134			22,800
Total liabilities	3,267,518			2,659,714
Stockholders' equity	246,914			199,622
Total liabilities
and stockholders' equity	$ 3,514,432			$ 2,859,336

Net interest revenue		$ 65,608			$ 59,826
Net interest-rate spread			3.73%			4.11%

Net interest margin (4)			4.02%			4.51%

(1)	Interest revenue on tax-exempt securities and loans has been increased to reflect comparable interest on taxable securities and loans. The rate used was 39%, reflecting the statutory federal tax rate and the federal tax adjusted state tax rate.
(2)	Included in the average balance of loans outstanding are loans where the accrual of interest has been discontinued.
(3)	Securities available for sale are shown at amortized cost. Pretax unrealized gains of $14.6 million in 2003 and $7.5 million in 2002 are included in other assets for purposes of this presentation.
(4)	Net interest margin is taxable equivalent net-interest revenue divided by average interest-earning assets.

Index

The following table shows the relative impact on net interest revenue for changes in the average outstanding balances (volume) of interest-earning assets and interest-bearing liabilities and the rates earned and paid on such assets and liabilities.  Variances resulting from a combination of changes in rate and volume are allocated in proportion to the absolute dollar amounts of the change in each category.

Table 4 - Change in Interest Revenue and Expense on a Tax Equivalent Basis
(in thousands)

	Three Months Ended June 30, 2003			Six Months Ended June 30, 2003
	Compared to 2002			Compared to 2002
	Increase (decrease)			Increase (decrease)
	due to changes in			due to changes in
	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Loans	$9,285	$(5,826)	$3,459	$15,515	$(12,377)	$3,138
Taxable securities	2,869	(2,265)	604	2,594	(1,970)	624
Tax-exempt securities	(87)	(36)	(123)	(217)	(62)	(279)
Federal funds sold and other interest-earning assets	17	(22)	(5)	(107)	11	(96)
Total interest-earning assets	12,084	(8,149)	3,935	17,785	(14,398)	3,387

Interest-bearing liabilities:
Transaction accounts	625	(1,442)	(817)	1,245	(2,250)	(1,005)
Savings deposits	33	(50)	(17)	45	(104)	(59)
Certificates of deposit	2,340	(2,520)	(180)	3,374	(5,537)	(2,163)
Total interest-bearing deposits	2,998	(4,012)	(1,014)	4,664	(7,891)	(3,227)
Federal Home Loan Bank advances	1,851	(1,471)	380	3,408	(3,127)	281
Long-term debt and other borrowings	115	225	340	(88)	639	551
Total borrowed funds	1,966	(1,246)	720	3,320	(2,488)	832
Total interest-bearing liabilities	4,964	(5,258)	(294)	7,984	(10,379)	(2,395)

Increase (decrease) in net interest revenue	$7,120	$(2,891)	$4,229	$9,801	$(4,019)	$5,782

Provision for Loan Losses

The provision for loan losses was $1.5 million for the second quarter of 2003 and $3.0 million for the first six months of 2003, compared with $1.8 million and $3.3 million for the same periods in 2002.  United continues to experience strong credit quality and a relatively stable level of non-performing assets.  Net loan charge-offs as a percentage of average outstanding loans for the three and six months ended June 30, 2003 were both .16% as compared with .14% and .12%, respectively, for the same periods in 2002.

The provision for loan losses is based on management’s evaluation of losses inherent in the loan portfolio and the corresponding analysis of the allowance for loan losses.  Additional discussion on loan quality and the allowance for loan losses is included in the Asset Quality section of this report.

Index

Fee Revenue

Fee revenue for the second quarter and first six months of 2003, totaled $10.3 million and $18.7 million, respectively, compared with $7.3 million and $14.2 million, respectively, for the same periods in 2002.  Fee revenue was approximately 24% of total revenue for the quarter, compared with 20% for the same period a year ago.  Year-to-date, fee revenue was approximately 23% of total revenue, compared with 20% for the first six months of 2002.  United is focused on increasing fee revenue through new products and services.  The following table presents the components of fee revenue for the second quarter and first six months of 2003 and 2002.

Table 5 - Fee Revenue
For the Three Months and Six Months Ended June 30,
(in thousands, taxable equivalent)
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2003	2002	Change	2003	2002	Change

Service charges and fees	$ 4,687	$ 3,481	35%	$ 8,261	$ 6,225	3%
Mortgage loan and related fees	3,335	1,436	132	5,647	3,243	74
Consulting fees	1,154	1,174	(2)	2,274	2,165	5
Brokerage fees	448	492	(9)	868	989	(12)
Securities losses, net	(3)	-	-	(3)	-	-
Other	695	719	(3)	1,646	1,601	3
Total	$ 10,316	$ 7,302	41	$ 18,693	$14,223	31

Comparability between current and prior year periods is affected by the acquisitions of First Central Bank on March 31, 2003, and First Georgia Bank on May 1, 2003.  Earnings for the two acquired companies are included in consolidated earnings in the second quarter 2003, beginning on their respective acquisition dates.  In both the second quarter and first six months, First Central Bank and First Georgia Bank contributed approximately $1.3 million in fee revenue, mostly service charges and fees and mortgage loan and related fees.  Excluding the contributions of recent mergers, fee revenue for the quarter grew 23% as compared to last year.

The main driver of the increase in fee revenue this quarter was mortgage loan and related fees of $3.3 million, up $1.9 million, or 132% from the same period in 2002.  Year-to-date, mortgage fees of $5.6 million were up $2.4 million, or 74%, over the first six months of 2002.  Mortgage loan originations for the second quarter and first six months of 2003 were up $66 million and $96 million, respectively, from the same periods in 2002, as mortgage rates fell from their already low levels.  Substantially all of these originated residential mortgages were sold into the secondary market, including the right to service these loans.

Service charges on deposit accounts of $4.7 million, were up $1.2 million, or 35%, over the second quarter of 2002.  For the first six months of 2003, service charges were up $2.0 million, or 33%, over the same period in 2002.  The increase in service charges and fees was primarily due to new products and services introduced in 2002, as well as an increase in the number of accounts and transaction activity and growth in ATM fees.

Index

Operating Expenses

For the three and six months ended June 30, 2003, total operating expenses were $28.4 million and $53.1 million, respectively, compared with $23.2 million and $45.6 million, respectively, for the same periods in 2002.  Excluding merger-related charges, operating expenses were $27.7 million, up $4.5 million, or 19%, from the second quarter of 2002.  Operating expenses in the second quarter for the two acquisitions accounted for $2.8 million of this increase, leaving the underlying core expense growth rate at 7%.  The following table presents the components of operating expenses for the three and six months ended June 30, 2003 and 2002.

Table 6 - Operating Expenses
For the Three Months and Six Months Ended June 30,
(in thousands)
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2003	2002	Change	2003	2002	Change

Salaries and employee benefits	$17,571	$14,658	20%	$32,675	$28,434	15%
Occupancy	2,194	2,061	6	4,296	4,176	3
Communications and equipment	2,104	1,514	39	4,004	3,023	32
Postage, printing and supplies	1,172	965	21	2,117	1,966	8
Professional fees	1,076	922	17	1,971	1,740	13
Advertising and public relations	967	989	(2)	1,673	1,719	(3)
Amortization of intangibles	328	85	286	413	170	143
Merger-related charges	668	-	-	1,508	-	-
Other	2,287	2,001	14	4,467	4,340	3
Total	$28,367	$23,195	22	$53,124	$45,568	17

Salaries and benefits for the second quarter of 2003 totaled $17.6 million, an increase of 20% over the same period in 2002.  For the first six months of 2003, salaries and benefits were up $4.2 million, or 15%, over the first six months of 2002.  Acquisitions accounted for approximately $1.7 million of the increase, with the remainder due to normal merit increases and higher incentives related to increased fee revenue.   United’s full-time equivalent staff, excluding acquisitions, was up only slightly from a year ago.

Communication and equipment costs of $2.1 million were up $590,000 over the second quarter of 2002.  For the first six months of 2003, communication and equipment costs of $4.0 million were up $981,000, or 32%, over the same period in 2002.  These increases were mainly due to a reconfiguration and upgrading of the computer network during 2002, as well as for higher costs for investments in software, telecommunications and other technology equipment over the last year.  Acquisitions accounted for approximately $100,000 of the increase.

The efficiency ratio measures total operating expenses as a percentage of total revenue, excluding the provision for loan losses and net securities gains and losses.  United’s efficiency ratio, based on operating income which excludes merger-related charges, for the second quarter of 2003 was 61.40% as compared with 61.25% for the second quarter of 2002.  For the first six months of 2003, the efficiency ratio was 61.23% compared to 61.54% for the same period in 2002.

Income Taxes

Income taxes, excluding taxable equivalent adjustments, were $5.2 million in the second quarter of 2003, compared with $4.2 million in the second quarter of 2002.  The effective tax rates (as a percentage of pre-tax net income) for second quarter 2003 and 2002 were 35.0% and 34.0%, respectively.  For the first six months of 2003, income taxes were $9.5 million, with an effective tax rate of 35.2%, compared with $8.2 million, with an effective tax rate of 34.0%, for the same period in 2002.  The effective tax rates are lower than the statutory tax rate primarily due to interest revenue on certain investment securities and loans that are exempt from income taxes.  The increase in the effective tax rates from 2002 is due to proportionately less tax-exempt revenue in 2003 on a growing revenue base.  Additional information regarding income taxes can be found in Note 13 to the Consolidated Financial Statements filed with United’s 2002 Form 10-K.

Index

Balance Sheet Review

Total assets at June 30, 2003 were $3.906 billion, 22% higher than the $3.211 billion as of December 31, 2002 and 30% higher than the $3.015 billion as of June 30, 2002.  The acquisitions of First Central Bank and First Georgia Bank added approximately $500 million to total assets.  Average total assets for the second quarter of 2003 were $3.757 billion, up $845 million from the average assets in the second quarter of 2002.  Average total assets for the first six months of 2003 were $3.514 billion, up $655 million from the average assets in the first six months of 2002.

Loans

The following table presents a summary of United’s loan portfolio.

Table 7 - Loans Outstanding
(in thousands)
	June 30,	December 31,	June 30,
	2003	2002	2002

Commercial	$185,413	$140,515	$149,103
Commercial (secured by real estate)	714,213	612,926	612,455
Real estate - construction	839,193	700,007	609,797
Residential mortgage	975,392	793,284	755,832
Installment	147,270	135,066	142,786
Total loans	$2,861,481	$2,381,798	$2,269,973

As a percentage of total loans:
Commercial	7%	6%	7%
Commercial (secured by real estate)	25	26	27
Real estate - construction	29	29	27
Residential mortgage	34	33	33
Installment	5	6	6
Total	100%	100%	100%

At June 30, 2003, total loans were $2.861 billion, an increase of $592 million, or 26% from June 30, 2002 and an increase of $480 million, or 20%, from December 31, 2002.  The acquisition of First Central Bank, which closed on March 31, 2003, and First Georgia Bank, which closed on May 1, 2003, added $88 million and $222 million, respectively, in balances to the loan portfolio.  Average total loans for the second quarter of 2003 were $2.743 billion, an increase of $531 million, or 24% over second quarter of 2002.  Average total loans for the first six months of 2003 were $2.584 billion, up $435 million from the average loans in the first six months of 2002.  Over the past year, United has experienced strong loan growth in all markets, with particular strength in loans secured by real estate, both residential and non-residential.  Substantially all loans are to customers located in Georgia, North Carolina and Tennessee, the immediate market areas of the Banks.  This includes loan customers who have a seasonal residence in the Banks’ market areas.  Approximately $229 million of the increase from a year ago occurred in construction and land development loans which is comprised of approximately 80% residential and 20% commercial, including $65 million from east Tennessee and coastal Georgia.  Growth has also been strong in residential real estate loans and commercial loans secured by real estate which grew $220 million and $102 million, respectively from June 30, 2002.  Residential real estate loans of $136 million and commercial loans secured by real estate of $68 million were added through the acquisitions of First Central Bank and First Georgia Bank.

Asset Quality and Risk Elements

United manages asset quality and controls credit risk through close supervision of the loan portfolio and the application of policies designed to promote sound underwriting and loan monitoring practices.  United's loan administration function is responsible for monitoring asset quality, establishing credit policies and procedures and enforcing the consistent application of these policies and procedures at all of the Banks.  Additional information on the loan administration function is included in Item 1 under the heading Loan Review and Non-performing Assets in United’s Annual Report on Form 10-K.

Index

The provision for loan losses charged to earnings is based upon management’s judgment of the amount necessary to maintain the allowance at a level adequate to absorb probable losses.  The amount each period is dependent upon many factors including growth and changes in the composition of the loan portfolio, net charge-offs, delinquencies, management's assessment of loan portfolio quality, the value of collateral, and economic factors and trends.  The evaluation of these factors is performed by the credit administration department through an analysis of the adequacy of the allowance for loan losses.

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

The following table presents a summary of changes in the allowance for loan losses for the three and six months ended June 30, 2003 and 2002.

Table 8 - Summary of Loan Loss Experience
For the Three and Six Months Ended June 30, 2003 and 2002
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

Balance beginning of period	$33,022	$28,135	$30,914	$27,124
Allowance from acquisitions	3,900	-	5,538	-
Loans charged-off	(1,497)	(997)	(2,654)	(1,844)
Recoveries	428	252	555	610

Net charge-offs	(1,069)	(745)	(2,099)	(1,234)
Provision for loan losses	1,500	1,800	3,000	3,300

Balance end of period	$37,353	$29,190	$37,353	$29,190

Total loans:
At period end	$2,861,481	$2,269,973	$2,861,481	$2,269,973
Average	2,742,952	2,211,980	2,583,632	2,148,917
As a percentage of average loans:
Net charge-offs	.16%	.14%	.16%	.12
Provision for loan losses	.22	.33	.23	.31
Allowance as a percentage of period end loans	1.31	1.29	1.31	1.29
Allowance as a percentage of non-performing loans	473	338	473	338

Management believes that the allowance for loan losses at June 30, 2003 is adequate to absorb losses inherent in the loan portfolio.  This assessment involves uncertainty and judgment; therefore, the adequacy of the allowance for loan losses cannot be determined with precision and may be subject to change in future periods.  In addition, bank regulatory authorities, as part of their periodic examination of the Banks, may require additional charges to the provision for loan losses in future periods if the results of their review warrant such additions.

Index

Non-performing Assets

The table below summarizes United's non-performing assets.

Table 9 - Non-Performing Assets
(in thousands)

	June 30,	December 31,	June 30,
	2003	2002	2002
Non-accrual loans	$7,887	$6,732	$8,122
Loans past due 90 days or more and still accruing	7	1	504

Total non-performing loans	7,894	6,733	8,626
Other real estate owned	338	1,286	595

Total non-performing assets	$8,232	$8,019	$9,221

Non-performing loans as a percentage of total loans	.28%	.28%	.38%

Non-performing assets as a percentage of total assets	.21	.25	.31

Non-performing loans, which include non-accrual loans and accruing loans past due over 90 days, totaled $7.9 million at June 30, 2003, compared with $6.7 million at December 31, 2002 and $8.6 million at June 30, 2002.  There is no concentration of non-performing loans attributable to any specific industry.  At June 30, 2003, the ratio of non-performing loans to total loans was .28%, compared with ..28% at December 31, 2002 and .38% at June 30, 2002.  Non-performing assets, which include non-performing loans and foreclosed real estate, totaled $8.2 million at June 30, 2003, compared with $8.0 million at December 31, 2002 and $9.2 million at June 30, 2002.

United’s policy is to place loans on non-accrual status when, in the opinion of management, the principal and interest on a loan is not likely to be repaid in accordance with the loan terms or when the loan becomes 90 days past due and is not well secured and in the process of collection.   When a loan is placed on non-accrual status, interest previously accrued but not collected is reversed against current interest revenue.  Depending on management’s evaluation of the borrower and loan collateral, interest revenue on a non-accrual loan may be recognized on a cash basis as payments are received.  There were no commitments to lend additional funds to customers whose loans were on non-accrual status at June 30, 2003.

At June 30, 2003 and 2002, there were $2.2 million and $5.0 million, respectively, of loans classified as impaired under the definition outlined in SFAS No. 114.  Specific reserves allocated to these impaired loans totaled $641,000 at June 30, 2003, and $1,292,000 at June 30, 2002.  The average recorded investment in impaired loans for the quarters ended June 30, 2003 and 2002, was $2.3 million and $5.1 million, respectively.   For the first six months of 2003, the average recorded investment in impaired loans was $2.6 million compared with $4.7 million for the same period in 2002.  United’s policy is to recognize income on a cash basis for loans classified as impaired under SFAS No. 114.  Interest revenue recognized on loans while they were impaired for the second quarter and first six months of  2003 was $6,000 and $10,000, compared with $30,000 and $57,000 for the same periods in 2002.

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

Total average investment securities for the quarter increased 56% from second quarter of 2002, and year-to-date, increased 43% over the first six months of 2003, as the investment portfolio was expanded to help stabilize the interest rate sensitivity and increase net interest revenue.  The acquisitions of First Central Bank and First Georgia Bank contributed approximately $40 million of the increase in average investment securities in the second quarter of 2003.

The investment securities portfolio consists of U.S. Government and agency securities, municipal securities and U.S. Government sponsored agency mortgage-backed securities.  A mortgage-backed security relies on the underlying mortgage pools of loans to provide a cash flow of principal and interest.  The actual maturities of these securities will differ from the contractual maturities because the loans underlying the security may prepay.  Decreases in interest rates will generally cause an acceleration of prepayment levels.  In a declining interest rate environment, United generally will not be able to reinvest the proceeds from these prepayments in assets that have comparable yields.

Index

Deposits

Total deposits at June 30, 2003 were $2.871 billion, an increase of $531 million from June 30, 2002.  The acquisitions of  First Central Bank and First Georgia Bank contributed $163 million and $249 million, respectively, of the increase from the second quarter of 2002.  Total non-interest-bearing demand deposit accounts increased $73 million and interest-bearing demand accounts increased $136 million.  Total time deposits as of June 30, 2003 were $1.549 billion, an increase of $287 million from the second quarter 2002.

Time deposits of $100,000 and greater totaled $426 million at June 30, 2003, compared with $367 million at June 30, 2002. United utilizes “brokered” time deposits, issued in certificates of less than $100,000, as an alternative source of cost-effective funding.  Brokered time deposits outstanding at June 30, 2003 and June 30, 2002 were $293 million and $173 million, respectively.

Wholesale Funding

At June 30, 2003, each of the Banks were shareholders in the Federal Home Loan Bank. Through this affiliation, secured advances totaling $586 million were outstanding at rates competitive with time deposits of like maturities.  United anticipates continued utilization of this short and long term source of funds.  The FHLB advances outstanding at June 30, 2003 had both fixed and floating interest rates ranging from .63% to 7.81%.  Approximately 42% of the FHLB advances mature prior to December 31, 2003.  Additional information regarding FHLB advances, including scheduled maturities, is provided in Note 10 to the consolidated financial statements filed with United’s 2002 Form 10-K.

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

Net interest revenue is influenced by changes in the level of interest rates.  United manages its exposure to fluctuations in interest rates through policies established by the Asset/Liability Management Committee (“ALCO”).  ALCO meets periodically and has responsibility for approving asset/liability management policies, formulating and implementing strategies to improve balance sheet positioning and/or earnings and reviewing United’s interest rate sensitivity.

One of the tools management utilizes to estimate the sensitivity of net interest revenue to changes in interest rates is an interest rate simulation model.  Such estimates are based upon a number of assumptions for various scenarios, including the level of balance sheet growth, deposit repricing characteristics and the rate of prepayments.  The simulation model measures the potential change in net interest revenue over a twelve-month period under six interest rate scenarios.  The first scenario assumes rates remain flat (“flat rate scenario”) over the next twelve months and is the scenario that all others are compared to in order to measure the change in net interest revenue.  The second scenario is a most likely scenario that projects the most likely change in rates over the next twelve months based on the slope of the yield curve.  United runs ramp scenarios that assume gradual increases and decreases of 200 basis points each over the next twelve months.  United’s policy for net interest revenue simulation is limited to a change from the flat rate scenario of less than 10% for the up or down 200 basis point ramp scenarios over twelve months.  At June 30, 2003, United’s simulation model indicated that a 200 basis point increase in rates over the next twelve months would cause an approximate 3.7% increase in net interest revenue and a 200 basis point decrease in rates over the next twelve months would cause an approximate 3.5% decrease in net interest revenue.

                In order to assist in achieving a desired level of interest rate sensitivity, United uses off-balance sheet contracts that are considered derivative financial instruments. Derivative financial instruments can be a cost and capital effective means of modifying the repricing characteristics of on-balance sheet assets and liabilities.  At June 30, 2003, United was a party to interest rate swap contracts under which it pays a variable rate and receives a fixed rate.

Index

The following table presents the interest rate swap contracts outstanding at June 30, 2003.

Table 10 - Interest Rate Swap Contracts
As of June 30, 2003
(in thousands)

	Notional	Rate	Rate	Fair
Type/Maturity	Amount	Received	Paid (1)	Value

Cash Flow Contracts
December 31, 2003	$10,000	4.85%	4.00%	$383
October 24, 2005	65,000	5.57	4.00	986
December 17, 2006	30,000	5.99	4.00	924
October 23, 2007	135,000	6.08	4.00	3,452

Total Cash Flow Contracts	$333,000	5.60%	4.00%	$5,745

(1) Based on prime rate at June 30, 2003

Derivative financial instruments are classified as cash flow hedges.  The change in fair value of cash flow hedges is recognized in other comprehensive income.  Cash flow hedges consist of interest rate swap contracts that are designated as hedges of daily repricing prime based loans.  Under these contracts, United receives a fixed interest rate and pays a floating rate based on the Prime Rate as posted in the Wall Street Journal.

United’s policy requires all derivative financial instruments be used only for asset/liability management through the hedging of specific transactions or positions, and not for trading or speculative purposes.  Management believes that the risk associated with using derivative financial instruments to mitigate interest rate risk sensitivity is minimal and should not have any material unintended impact on the financial condition or results of operations.  In order to mitigate potential credit risk, United requires the counterparties to derivative contracts to pledge securities as collateral to cover the net exposure.

Liquidity Management

The objective of liquidity management is to ensure that sufficient funding is available, at reasonable cost, to meet the ongoing operational cash needs and to take advantage of revenue producing opportunities, as they arise.  While the desired level of liquidity will vary depending upon a variety of factors, it is the primary goal of United to maintain a sufficient level of liquidity in all expected economic environments.  Liquidity is defined as the ability to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities.  Liquidity management involves maintaining United's ability to meet the daily cash flow requirements of the Banks' customers, both depositors and borrowers.

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

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and the maturities and sales of securities.  Mortgage loans held for sale totaled $38.5 million at June 30, 2003, and typically turn over every 45 days as the closed loans are sold to investors in the secondary market. Other short-term investments such as federal funds sold are additional sources of liquidity.

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

Index

As disclosed in United's Consolidated Statements of Cash Flows, net cash provided by operating activities was $18.1 million for the six months ended June 30, 2003.  The major contributors in this category were net income of $17.5 million and an increase in accrued expenses and other liabilities of $8.3 million, partially offset by increases in mortgage loans held for sale of $10.0 million and other assets of $7.5 million.  Net cash used by investing activities of $208.2 million consisted primarily of $204.4 million used to purchase securities and a net increase in loans totaling $171.4 million, partially offset by proceeds from sales, maturities and calls of securities of $144.6 million and net cash received from acquisitions of $28.8 million.  Net cash provided by financing activities consisted primarily of a $93.7 million increase in deposits, a net increase in FHLB advances of $89.7 million and a net increase in federal funds purchased and repurchase agreements of $30.7 million.  In the opinion of management at June 30, 2003, the liquidity position is sufficient to meet its expected cash flow requirements.

Capital Resources and Dividends

Stockholders' equity at June 30, 2003 was $285.5 million, an increase of $75.9 million from June 30, 2002.  Accumulated other comprehensive income (loss) is not included in the calculation of regulatory capital adequacy ratios.  Excluding the change in the accumulated other comprehensive income, stockholders’ equity increased $71.9 million, or 36% from June 30, 2002, of which $20.65 million was the result of shares exchanged for the acquisition of First Central Bank and $29.3 million was the result of shares exchanged for the acquisition of First Georgia Bank.  Dividends of $1.8 million, or $.075 per share, were declared on common stock during the second quarter of 2003, an increase of 20% from the amount declared in 2002.  On an operating basis, the dividend payout ratios for the second quarters of 2003 and 2002 were 17.44% and 16.45%, respectively, while dividend payout ratios for the first six months of 2003 and 2002 were 17.86% and 16.89%, respectively.  United has historically retained the majority of its earnings in order to provide a cost effective source of capital for continued growth and expansion.  However, in recognition that cash dividends are an important component of shareholder value, management has instituted a dividend program that provides for increased cash dividends when earnings and capital levels permit.

During 2002, United’s Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company’s common stock through the end of 2002 for general corporate purposes.  Since that date, the Board of Directors increased the authorization to 1,500,000 and extended the program to December 31, 2004.  Through June 30, 2003, a total of 806,000 shares have been purchased under this program.

On March 18, 2002, United began trading on the NASDAQ National Market under the symbol UCBI.  Previously, the stock was listed on the over-the-counter market on the Pink Sheets.  The closing price for the period ended June 30, 2003 was $24.98.  Below is a quarterly schedule of high and low stock prices for 2003 and 2002.  Prior to March 18, 2002, prices are based on information available to United at that time.

Table 11 - Stock Price Information

	2003		2002
	High	Low	High	Low

First quarter	$ 27.00	$ 22.00	$ 28.60	$ 19.00
Second quarter	27.00	23.06	30.00	23.96
Third quarter			29.55	23.15
Fourth quarter			27.00	21.73

The following table presents the quarterly cash dividends declared in 2003 and 2002 and the respective payout ratios as a percentage of basic operating earnings per share, which excludes merger-related charges.

Table 12 - Dividend Payout Information

	2003			2002
	Dividend	Payout %		Dividend	Payout %

First quarter	$ .075	19	(1)	$ .0625	17
Second quarter	.075	17	(1)	.0625	16
Third quarter				.0625	16
Fourth quarter				.0625	16

  (1)  Dividend payout ratios for the first and second quarters of 2003 were 18% and 20%, respectively, when calculated using GAAP earnings per share.

Index

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

The following table shows United’s capital ratios, as calculated under regulatory guidelines, at June 30, 2003 and 2002.

Table 13 - Capital Ratios
(in thousands)
		2003		2002
	Well	Actual	Regulatory	Actual	Regulatory
	Capitalized	Amount	Minimum	Amount	Minimum

Tier I Leverage:
Amount		$ 245,789	$ 110,840	$ 222,934	$ 86,957
Ratio	5.00%	6.65%	3.00%	7.69%	3.00%

Tier I Risk Based:
Amount		$ 245,789	$ 116,882	$ 222,934	$ 90,451
Ratio	6.00%	8.41%	4.00%	9.86%	4.00%

Total Risk Based:
Amount		$ 332,185	$ 233,765	$ 253,755	$ 180,903
Ratio	10.00%	11.37%	8.00%	11.22%	8.00%

United's Tier I capital, which excludes other comprehensive income, consists of stockholders' equity and qualifying capital securities less goodwill and deposit-based intangibles, totaled $246 million at June 30, 2003.  Tier II capital components include supplemental capital items such as a qualifying allowance for loan losses and qualifying subordinated debt.  Tier I capital plus Tier II capital components is referred to as Total Risk-based capital and was $332 million at June 30, 2003. The capital ratios, as calculated under the guidelines, were 8.41% and 11.37% for Tier I and Total Risk-based capital, respectively, at June 30, 2003.

A minimum leverage ratio is required in addition to the risk-based capital standards and is defined as Tier I capital divided by average assets adjusted for goodwill and deposit-based intangibles.  Although a minimum leverage ratio of 3% is required for the highest-rated bank holding companies which are not undertaking significant expansion programs, the Federal Reserve Board requires a bank holding company to maintain a leverage ratio greater than 3% if it is experiencing or anticipating significant growth or is operating with less than well-diversified risks in the opinion of the Federal Reserve Board.  Financial institutions with a leverage ratio exceeding 5% are considered to be well capitalized.  The Federal Reserve Board uses the leverage and risk-based capital ratios to assess capital adequacy of banks and bank holding companies.  United's leverage ratios at June 30, 2003 and 2002 were 6.65% and 7.69%, respectively.

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

Index

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

There have been no material changes in United’s quantitative and qualitative disclosures about market risk as of June 30, 2003 from that presented in the Annual Report on Form 10-K for the year ended December 31, 2002.  The interest rate sensitivity position at June 30, 2003 is included in management’s discussion and analysis on page 23 of this report.

Item 4.  Controls and Procedures

United’s management, including the Chief Executive Officer and Chief Financial Officer, supervised and participated in an evaluation of the company’s disclosure controls and procedures as of June 30, 2003.  Based on, and as of the date of, that evaluation, United’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective in accumulating and communicating information to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures of that information under the Securities and Exchange Commission’s rules and forms and that the disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports that are filed or submitted by United under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no significant changes in the internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part II.  Other Information

Item 1.  Legal Proceedings – None

Item 2.  Changes in Securities and Use of Proceed – None

 Item 3.  Defaults upon Senior Securities – None

 Item 4.  Submission of Matters to a Vote of Securities Holders

United held its annual meeting of shareholders on April 30, 2003.

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

Election of Directors	Shares Voted in Favor	Shares Withheld
Jimmy C. Tallent	15,562,690	505,205
Robert L. Head, Jr.	15,455,337	612,558
W. C. Nelson, Jr.	15,671,087	396,808
Robert H. Blalock	15,889,303	178,592
Harold Brewer	15,550,369	517,526
Guy W. Freeman	15,583,735	484,160
Thomas C. Gilliland	15,585,635	482,260
Charles E. Hill	15,883,680	184,215
Hoyt O. Holloway	15,890,303	177,592
Clarence W. Mason, Sr.	15,890,303	177,592
Charles E. Parks	15,889,303	178,592
Tim Wallis	15,670,933	396,962

Index

Item 5.  Other Information – None

Item 6.  Exhibits and Reports on Form 8-K

              (a)  Exhibits

31.1	Certification by Jimmy C. Tallent, President and Chief Executive Officer of United Community Banks, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Rex S. Schuette, Executive Vice President and Chief Financial Officer of United Community Banks, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

              (b)  Reports on Form 8-K

A current report on Form 8-K dated April 22, 2003, was filed with the Securities and Exchange Commission under item 9 “regulation FD disclosure” of such form, publishing materials for the first quarter 2003 earnings announcement to be conducted by Jimmy C. Tallent, President and Chief Executive Officer and Rex S. Schuette, Executive Vice President and Chief Financial Officer of United Community Banks, Inc. on April 22, 2003.

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
                                                                                                        Rex S. Schuette
                                                                                                        Executive Vice President and
                                                                                                        Chief Financial Officer
                                                                                                        (Principal Financial Officer)

                                                                                                Date:  August 13, 2003