Form 10-Q
period 2003-09-30
UNITED COMMUNITY BANKS INC
filed 2003-11-13
CIK 857855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

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

YES [X]  NO [  ]

Common stock, par value $1 per share: 23,488,012 shares
outstanding as of September 30, 2003

Item 1 – Financial Statements

UNITED COMMUNITY BANKS, INC.
Consolidated Statement of Income
For the Three and Nine Months Ended September 30, 2003 and 2002

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2003	2002	2003	2002
Interest revenue:	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest and fees on loans	$46,623	$42,533	$133,461	$126,167
Interest on federal funds sold and deposits in banks	140	76	307	427
Interest on investment securities:
Taxable	5,738	5,087	17,803	16,528
Tax-exempt	694	795	2,164	2,435
Total interest revenue	53,195	48,491	153,735	145,557

Interest expense:
Interest on deposits:
Demand	1,728	3,073	6,119	8,469
Savings	82	134	287	398
Time	9,784	11,303	30,673	34,355
Other borrowings	5,852	4,432	16,423	14,171
Total interest expense	17,446	18,942	53,502	57,393
Net interest revenue	35,749	29,549	100,233	88,164
Provision for loan losses	1,500	1,800	4,500	5,100
Net interest revenue after provision for loan losses	34,249	27,749	95,733	83,064

Fee revenue:
Service charges and fees	5,009	3,576	13,270	9,801
Mortgage loan and related fees	3,115	1,844	8,762	5,087
Consulting fees	1,092	1,216	3,366	3,381
Brokerage fees	447	467	1,315	1,456
Securities (losses) gains, net	(122)	64	(125)	64
Other	860	560	2,506	2,161
Total fee revenue	10,401	7,727	29,094	21,950
Total revenue	44,650	35,476	124,827	105,014

Operating expenses:
Salaries and employee benefits	17,990	14,352	50,665	42,786
Occupancy	2,344	2,047	6,640	6,223
Communications and equipment	2,310	1,685	6,314	4,708
Postage, printing and supplies	1,237	870	3,354	2,836
Professional fees	1,036	881	3,007	2,621
Advertising and public relations	766	639	2,439	2,358
Amortization of intangibles	370	85	783	255
Merger-related charges	-	-	1,508	-
Other	2,659	1,992	7,126	6,332
Total operating expenses	28,712	22,551	81,836	68,119
Income before income taxes	15,938	12,925	42,991	36,895
Income taxes	5,574	4,524	15,094	12,675
Net income	$10,364	$8,401	$27,897	$24,220

Net income available to common stockholders	$10,352	$8,375	$27,840	$24,142

Earnings per common share:
Basic	$.44	$.39	$1.24	$1.13
Diluted	.43	.38	1.20	1.09
Average common shares outstanding:
Basic	23,408	21,392	22,501	21,402
Diluted	24,123	22,233	23,233	22,227

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED COMMUNITY BANKS, INC.
Consolidated Balance Sheet
For the period ended
	September 30,	December 31,	September 30,
($ in thousands)	2003	2002	2002

ASSETS	(Unaudited)	(Audited)	(Unaudited)

Cash and due from banks	$94,381	$75,027	$81,480
Interest-bearing deposits in banks	67,022	31,318	36,168
Federal funds sold	-	-	28,344
Cash and cash equivalents	161,403	106,345	145,992

Securities available for sale	634,421	559,390	460,673
Mortgage loans held for sale	14,348	24,080	24,766
Loans, net of unearned income	2,918,412	2,381,798	2,331,862
Less - allowance for loan losses	37,773	30,914	30,300
Loans, net	2,880,639	2,350,884	2,301,562

Premises and equipment, net	83,342	70,748	69,585
Accrued interest receivable	23,079	20,275	18,335
Intangible assets	65,674	12,767	12,853
Other assets	79,233	66,855	108,627
Total assets	$3,942,139	$3,211,344	$3,142,393

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Demand	$404,752	$297,613	$317,783
Interest-bearing demand	798,072	734,494	684,577
Savings	137,613	100,523	99,244
Time	1,449,894	1,252,609	1,285,358
Total deposits	2,790,331	2,385,239	2,386,962

Accrued expenses and other liabilities	24,752	17,222	71,473
Federal funds purchased and repurchase agreements	78,900	20,263	80,219
Federal Home Loan Bank advances	650,572	492,130	332,860
Long-term debt and other borrowings	107,871	74,911	55,449
Total liabilities	3,652,426	2,989,765	2,926,963

Stockholders' equity:
Preferred stock, $1 par value; $10 stated value; 10,000,000 shares authorized;
65,500, 172,600 and 172,600 shares issued and outstanding	655	1,726	1,726
Common stock, $1 par value; 50,000,000 shares authorized;
23,804,382, 21,805,924 and 21,805,924 shares issued	23,804	21,806	21,806
Capital surplus	106,925	62,495	62,419
Retained earnings	158,464	135,709	128,504
Treasury stock; 316,370, 542,652 and 461,385 shares, at cost	(8,015)	(11,432)	(9,401)
Accumulated other comprehensive income	7,880	11,275	10,376
Total stockholders' equity	289,713	221,579	215,430

Total liabilities and stockholders' equity	$3,942,139	$3,211,344	$3,142,393

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED COMMUNITY BANKS, INC.
Consolidated Statement of Changes in Stockholders' Equity
For the Nine Months Ended September 30,

						Accumulated
						Other
	Preferred	Common	Capital	Retained	Treasury	Comprehensive
(in thousands)	Stock	Stock	Surplus	Earnings	Stock	Income	Total

Balance, December 31, 2001	$ 1,726	$ 21,806	$62,829	$108,371	$ (5,749)	$ 5,682	$194,665

Comprehensive income:
Net income				24,220			24,220
Other comprehensive income:
Unrealized holding gains on available for sale securities,
net of deferred tax benefit and reclassification
adjustment						4,485	4,485
Unrealized gains on derivative financial instruments
qualifying as cash flow hedges, net of deferred
tax benefit						209	209

Comprehensive income				24,220		4,694	28,914
Cash dividends declared ($.1875 per share)				(4,009)			(4,009)
Exercise of stock options (44,374 shares)			(410)		866		456
Acquisition of treasury stock (223,281 shares)					(4,761)		(4,761)
Employee stock grant (12,470 shares)					243		243
Dividends declared on preferred stock ($.45 per share)				(78)			(78)
Balance, September 30, 2002	$ 1,726	$ 21,806	$62,419	$ 128,504	$ (9,401)	$ 10,376	$215,430

Balance, December 31, 2002	$ 1,726	$ 21,806	$62,495	$135,709	$(11,432)	$ 11,275	$221,579

Comprehensive income:
Net income				27,897			27,897
Other comprehensive income:
Unrealized holding losses on available for sale securities,
net of deferred tax expense and reclassification
adjustment						(2,498)	(2,498)
Unrealized gains on derivative financial instruments
qualifying as cash flow hedges, net of deferred
tax expense						(897)	(897)

Comprehensive income				27,897		(3,395)	24,502
Redemption of preferred stock (107,100 shares)	(1,071)						(1,071)
Cash dividends declared ($.225 per share)				(5,085)			(5,085)
Common stock issued for acquisition (1,998,458 shares)		1,998	47,893				49,891
Exercise of stock options (466,001 shares)			(3,379)		9,420		6,041
Conversion of debt (12,000 shares)			(84)		234		150
Acquisition of treasury stock (251,719 shares)					(6,237)		(6,237)
Dividends declared on preferred stock ($.45 per share)				(57)			(57)
Balance, September 30, 2003	$ 655	$ 23,804	$106,925	$158,464	$(8,015)	$ 7,880	$289,713

*Comprehensive income for the third quarters of 2003 and 2002 was $4,557 and $9,062, respectively.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED COMMUNITY BANKS, INC.
Consolidated Statement of Cash Flows
For the Nine Months Ended September 30,

(in thousands)	2003	2002
Operating activities:	(Unaudited)	(Unaudited)
Net income	$27,897	$24,220
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	10,801	5,817
Provision for loan losses	4,500	5,100
Loss (gain) on sale of securities available for sale	125	(64)
Gain on sale of other assets	(18)	(15)
Employee stock grant	-	243
Changes in assets and liabilities:
Other assets and accrued interest receivable	(8,547)	(1,906)
Accrued expenses and other liabilities	8,923	5,238
Mortgage loans held for sale	14,147	(8,228)
Net cash provided by operating activities	57,828	30,405

Investing activities (net of purchase adjustments):
Proceeds from sales of securities available for sale	39,327	10,289
Proceeds from maturities and calls of securities available for sale	216,971	151,592
Purchases of securities available for sale	(299,802)	(149,174)
Net increase in loans	(229,857)	(327,149)
Purchases of premises and equipment	(9,038)	(10,083)
Net cash received from acquisitions	28,828	-
Proceeds from sale of other real estate	659	2,042
Net cash used by investing activities	(252,912)	(322,483)

Financing activities (net of purchase adjustments):
Net change in deposits	13,125	270,463
Net change in federal funds purchased and repurchase agreements	57,655	3,005
Net change in notes payable and other borrowings	(3,840)	7,258
Proceeds from FHLB advances	642,600	256,699
Repayments of FHLB advances	(487,988)	(214,233)
Proceeds from issuance of subordinated debt	34,464	-
Proceeds from exercise of stock options	6,017	437
Proceeds from conversion of debt	150	-
Redemption of preferred stock	(1,071)	-
Purchase of treasury stock	(6,237)	(4,761)
Cash dividends on common stock	(4,676)	(3,747)
Cash dividends on preferred stock	(57)	(78)
Net cash provided by financing activities	250,142	315,043

Net change in cash and cash equivalents	55,058	22,965

Cash and cash equivalents at beginning of period	106,345	123,027

Cash and cash equivalents at end of period	$161,403	$145,992

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$53,257	$59,768
Income taxes	14,388	14,556

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
Net income available to common shareholders:
As reported	$ 10,352	$ 8,375	$ 27,840	$ 24,142
Pro forma	10,270	8,244	27,526	23,642

Basic earnings per common share:
As reported	.44	.39	1.24	1.13
Pro forma	.44	.39	1.22	1.10

Diluted earnings per common share:
As reported	.43	.38	1.20	1.09
Pro forma	.43	.37	1.19	1.07

                The weighted average fair value of options granted in 2003 and 2002 was $5.18 and $4.85, respectively.    The fair value of each option granted was estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions: dividend yield of 1%; a risk free interest rate of 3.48% in 2003 and 4.25% in 2002; expected volatility of 15%; and, an expected life of 7 years.  Since United’s stock trading history dates back only to March of 2002, when United listed on Nasdaq, the Nasdaq Bank Index was used to determine volatility.  The fair value of each option granted prior to 2002 was estimated on the date of grant using the minimum value method with the following weighted average assumptions: dividend yield of 1%; a risk free interest rate of 5%; and, an expected life of 7 years.  Compensation expense, included in the proforma results, was determined based on the fair value of the options at the time of grant, multiplied by the number of options granted, which was then amortized, net of tax, over the vesting period.

Note 3  - Earnings Per Share

                The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended   September 30.

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
Basic earnings per share:
Weighted average shares outstanding	23,408	21,392	22,501	21,402
Net income available to common shareholders	$ 10,352	$ 8,375	$ 27,840	$ 24,142

Basic earnings per share	$ ..44	$ ..39	$ 1.24	$ 1.13

Diluted earnings per share:
Weighted average shares outstanding	23,408	21,392	22,501	21,402
Net effect of the assumed exercise of stock options based on the
treasury stock method using average market price for the period	447	561	459	545
Effect of conversion of subordinated debt	268	280	273	280
Total weighted average shares and common stock equivalents
outstanding	24,123	22,223	23,233	22,227

Net income available to common shareholders	$ 10,352	$ 8,375	$ 27,840	$ 24,142
Income effect of conversion of subordinated debt, net of tax	23	29	72	86
Net income, adjusted for effect of conversion of subordinated
debt, net of tax	$ 10,375	$ 8,404	27,912	24,228

Diluted earnings per share	$ ..43	$ ..38	$ 1.20	$ 1.09

Note 4 – Mergers and Acquisitions

                On March 31, 2003, United acquired 100 percent of the outstanding common shares of First Central Bancshares, Inc. (“First Central”) a community bank holding company headquartered in Lenoir City, Tennessee.  First Central’s results of operations are included in consolidated financial results from the acquisition date.  First Central was the parent company of First Central Bank, a community bank with 8 banking offices serving east Tennessee in the Knoxville MSA and surrounding markets.  United had long sought to enter the east Tennessee market with its attractive demographics and its close proximity to United’s existing markets.  The aggregate purchase price was $29.6 million including $9 million of cash and 821,160 shares of United’s common stock valued at $20.6 million.  The value of the common shares issued of $25.10 was determined based on the average market price of United’s common shares over the two-day period before and after the terms of the acquisition were agreed to and announced.

                On May 1, 2003, United acquired 100 percent of the outstanding common shares of First Georgia Holding (“First Georgia”), a community bank holding company headquartered in Brunswick, Georgia.  First Georgia’s results of operations are included in consolidated financial results from the acquisition date.  First Georgia was the parent company of First Georgia Bank, a community bank serving the south Georgia coast along the Interstate 95 corridor.  United targeted coastal Georgia for potential expansion due to the attractive demographics and the similarities to its existing markets.  The aggregate purchase price was $42.1 million including $12.8 million of cash and 1,177,298 shares of United’s common stock valued at $29.3 million.  The value of the common shares issued of $24.87 was determined based on the market price of United’s common shares over the two-day period before and after the terms of the acquisition were agreed to and announced.

                The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of each acquisition in 2003.

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

                Core deposit intangibles are being amortized over a period of 10 years.  Goodwill is not expected to be amortized or to be deductible for tax purposes.

                In connection with the acquisition of First Central Bank, United incurred charges of $840,000 during the first quarter.  The charges are included in operating expenses in the Consolidated Statement of Income.  The table below provides a summary of the merger charges showing the amounts paid during the period and the remaining accrued amounts at September 30, 2003.

	Expensed in	Utilized in
	Nine months ended	Nine months ended	Balance at
	September 30, 2003	September 30, 2003	September 30, 2003

Severance and related costs	$50	$50	$-
Termination of equipment leases	565	565	-
Professional fees	123	123	-
Other conversion costs	102	102	-
	$840	$840	$-

                In connection with the acquisition of First Georgia Bank, United incurred charges of $668,000 during the second quarter.  The charges are included in operating expenses in the Consolidated Statement of Income.  The table below provides a summary of the merger charges showing the amounts paid during the period and the remaining accrued amounts at September 30, 2003.

	Expensed in	Utilized in
	Nine months ended	Nine months ended	Balance at
	September 30, 2003	September 30, 2003	September 30, 2003

Professional fees	$455	$455	$-
Other conversion costs	213	213	-
	$668	$668	$-

                The financial statements below present the proforma earnings of United assuming that the acquisitions of First Central Bank and First Georgia Bank occurred prior to the earliest reported period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Total revenue	$44,650	$40,197	$126,723	$118,913
Net income	10,364	9,139	20,882	26,231

Diluted earnings per common share	.43	.38	.44	1.08

                Included in the proforma earnings for the nine months ended September 30, 2003, were executive change of control payments and other severance costs of $3.5 million, contract termination costs of $1.6 million, and asset write downs to net realizable value of $1.5 million for incompatible / unusable equipment.  The effective tax rate for the nine-month period ended September 30, 2003 has been adjusted to reflect charges that are not tax deductible.

                On August 15, 2003, United announced an agreement to acquire three branches in western North Carolina in Avery, Mitchell and Graham counties.  The branches had aggregate deposits and loans of $74 million and $11 million, respectively, at September 30, 2003.  The three branches compliment United’s existing North Carolina markets and are a natural extension of the existing franchise.  United completed the acquisition of two of the branches on October 24, 2003.  The acquisition of the third branch will be completed in November 2003.  United paid a premium for each branch of between 7% and 11% of average deposits.

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

                At September 30, 2003, United had total consolidated assets of $3.9 billion, total loans of $2.9 billion, total deposits of $2.8 billion and stockholders’ equity of $290 million.

Mergers and Acquisitions

                On March 31, 2003, United completed its acquisition of First Central Bancshares, a community bank holding company  headquartered in Lenoir City, Tennessee, and it’s wholly-owned Tennessee bank subsidiary, First Central Bank.  On March 31, 2003, First Central Bank had assets of $195 million, including purchase accounting related intangibles.  United exchanged 821,160 shares of its common stock valued at $20.6 million and approximately $9 million in cash for all of the outstanding shares.  First Central Bank’s name was changed to United Community Bank Tennessee.

                On May 1, 2003, United completed its acquisition of First Georgia Holding, a community bank holding company  headquartered in Brunswick, Georgia, and it’s wholly-owned Georgia subsidiary, First Georgia Bank.  On May 1, 2003, First Georgia Bank had assets of $303 million, including purchase accounting related intangibles.  United exchanged 1,177,298 shares of its common stock valued at $29.3 million and approximately $12.8 million in cash for all of the outstanding shares.  First Georgia Bank was merged into United’s Georgia bank subsidiary, United Community Bank, and operates as a separate community bank doing business as “First Georgia Bank”.

                On August 15, 2003, United announced an agreement to acquire three branches in western North Carolina in Avery, Mitchell and Graham counties.  At September 30, 2003, the three branches had aggregate deposits and loans of $74 million and $11 million, respectively.  These branches compliment United’s existing North Carolina markets and are a natural extension of our existing franchise.  The acquisition of two of the branches was completed on October 24, 2003.  The acquisition of the third branch will be completed in November 2003.  United paid a premium for each branch of between 7% and 11% of average deposits.

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

  Table 1 – Financial Highlights

UNITED COMMUNITY BANKS, INC.
For the Three and Nine Months Ended September 30, 2003
						Third
	2003			2002		Quarter
(in thousands, except per share	Third	Second	First	Fourth	Third	2003-2002
data; taxable equivalent)	Quarter	Quarter	Quarter	Quarter	Quarter	Change
INCOME SUMMARY	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest revenue	$53,731	$53,261	$48,403	$48,579	$49,076
Interest expense	17,446	18,467	17,589	18,964	18,942
Net interest revenue	36,285	34,794	30,814	29,615	30,134	20%
Provision for loan losses	1,500	1,500	1,500	1,800	1,800
Total fee revenue	10,401	10,316	8,377	8,784	7,727	35
Total revenue	45,186	43,610	37,691	36,599	36,061	25
Operating expenses (1)	28,712	27,699	23,917	23,005	22,551	27
Income before taxes	16,474	15,911	13,774	13,594	13,510	22
Income taxes	6,110	6,014	5,164	5,034	5,109
Net operating income	10,364	9,897	8,610	8,560	8,401	23
Merger-related charges, net of tax	-	428	546	-	-
Net income	$10,364	$9,469	$8,064	$8,560	$8,401	23

OPERATING PERFORMANCE (1)
Earnings per common share:
Basic	$ ..44	$.43	$.40	$.40	$.39	13
Diluted	..43	.42	.39	.39	.38	13
Return on equity (2)	14.90%	15.43%	16.55%	16.42%	16.56%
Return on tangible equity (3)	19.94	19.54	17.79	17.68	17.88
Return on assets	1.06	1.06	1.07	1.08	1.12
Efficiency ratio	61.34	61.40	61.03	59.94	59.66
Dividend payout ratio	17.05	17.44	18.75	15.63	16.03

GAAP PERFORMANCE
PER COMMON SHARE
Basic earnings	$.44	$.41	$.38	$.40	$.39	13
Diluted earnings	..43	.40	..37	.39	.38	13
Cash dividends declared	.075	.075	..075	.0625	.0625	20
Book value	12.31	12.22	11.09	10.34	10.01	23
Tangible book value (3)	9.66	9.55	9.59	9.74	9.41	3

KEY PERFORMANCE RATIOS
Return on equity (2)	14.90%	14.76%	15.50%	16.42%	16.56%
Return on assets	1.06	1.01	1.00	1.08	1.12
Efficiency ratio	61.34	62.88	63.17	59.94	59.66
Net interest margin	3.97	3.99	4.05	4.03	4.31
Dividend payout ratio	17.05	18.29	19.74	15.63	16.03
Equity to assets	7.35	7.31	6.87	6.90	6.86
Equity to assets (tangible) (3)	5.85	5.80	5.96	6.47	6.42

ASSET QUALITY
Allowance for loan losses	$37,773	$37,353	$33,022	$30,914	$30,300
Non-performing assets	7,998	8,232	7,745	8,019	9,591
Net charge-offs	1,080	1,069	1,030	1,186	690
Allowance for loan losses to loans	1.29%	1.31%	1.30%	1.30%	1.30%
Non-performing assets to total assets	..20	.21	..22	.25	.31
Net charge-offs to average loans	..15	.16	..17	.20	.12

AVERAGE BALANCES
Loans	$2,881,375	$2,742,952	$ 2,422,542	$2,358,021	$2,300,681	25
Earning assets (4)	3,629,819	3,497,851	3,072,719	2,919,613	2,780,276	31
Total assets	3,888,141	3,756,689	3,269,481	3,138,747	2,976,509	31
Deposits	2,826,900	2,829,986	2,466,801	2,408,773	2,378,656	19
Stockholders’ equity	285,790	269,972	223,599	217,051	212,703	34
Common shares outstanding:
Basic	23,408	22,853	21,218	21,293	21,392
Diluted	24,123	23,592	21,957	22,078	22,233

AT PERIOD END
Loans	$2,918,412	$2,861,481	$2,546,001	$2,381,798	$2,331,862	25
Earning assets	3,676,018	3,642,545	3,304,232	3,029,409	2,908,577	26
Total assets	3,942,139	3,905,929	3,579,004	3,211,344	3,142,393	25
Deposits	2,790,331	2,870,926	2,723,574	2,385,239	2,386,962	17
Stockholders’ equity	289,713	285,500	245,699	221,579	215,430	34
Common shares outstanding	23,488	23,311	22,037	21,263	21,345	10

TABLE 1 CONTINUED

UNITED COMMUNITY BANKS, INC.
For the Three and Nine Months Ended September 30, 2003

	For the Nine		YTD
(in thousands, except per share	Months Ended		2003-2002
data; taxable equivalent)	2003	2002	Change
INCOME SUMMARY	(Unaudited)	(Unaudited)
Interest revenue	$155,395	$147,353
Interest expense	53,502	57,393
Net interest revenue	101,893	89,960	13%
Provision for loan losses	4,500	5,100
Total fee revenue	29,094	21,950	33
Total revenue	126,487	106,810	18
Operating expenses (1)	80,328	68,119	18
Income before taxes	46,328	38,691	19
Income taxes	17,288	14,471
Net operating income	28,871	24,220	19
Merger-related charges, net of tax	974	-
Net income	$27,897	$24,220	15

OPERATING PERFORMANCE (1)
Earnings per common share:
Basic	$1.28	$1.13	13
Diluted	1.24	1.09	14
Return on equity (2)	15.55%	16.58%
Return on tangible equity (3)	19.12	17.96
Return on assets	1.06	1.12
Efficiency ratio	61.27	60.90
Dividend payout ratio	17.58	16.59

GAAP PERFORMANCE
PER COMMON SHARE
Basic earnings	$1.24	$1.13	10
Diluted earnings	1.20	1.09	10
Cash dividends declared	.225	.1875	20
Book value	12.31	10.01	23
Tangible book value (3)	9.66	9.41	3

KEY PERFORMANCE RATIOS
Return on equity (2)	15.02%	16.58%
Return on assets	1.02	1.12
Efficency ratio	62.42	60.90
Net interest margin	4.00	4.44
Dividend payout ratio	18.15	16.59
Equity to assets	7.35	6.86
Equity to assets (tangible) (3)	5.85	6.42

ASSET QUALITY
Allowance for loan losses	$37,773	$30,300
Non-performing assets	7,998	9,591
Net charge-offs	3,179	1,924
Allowance for loan losses to loans	1.29%	1.30%
Non-performing assets to total assets	.20	.31
Net charge-offs to average loans	.16	.12

AVERAGE BALANCES
Loans	$2,683,970	$ 2,200,061	22
Earning assets (4)	3,402,170	2,707,904	26
Total assets	3,640,371	2,898,823	26
Deposits	2,709,215	2,279,009	19
Stockholders’ equity	260,015	204,030	27
Common shares outstanding:
Basic	22,501	21,402
Diluted	23,233	22,227

AT PERIOD END
Loans	$ 2,918,412	$ 2,331,862	25
Earning assets	3,676,018	2,908,577	26
Total assets	3,942,139	3,142,393	25
Deposits	2,790,331	2,386,962	17
Stockholders’ equity	289,713	215,430	34
Common shares outstanding	23,488	21,345	10

(1)  Excludes pre-tax merger-related charges totaling $840,000 or $.02 per diluted common share and $668,000 or $.02 per diluted common share recorded in the first and second quarters, respectively, of 2003.  See footnote 4 to the Consolidated Financial Statements for a more detailed description of these charges.
(2)  Net income available to common stockholders divided by average realized common equity which excludes accumulated other comprehensive income.
(3)  Excludes effect of acquisition related intangibles and associated amortization.
(4)  Excludes unrealized gains and losses on securities available for sale.

Merger-Related Charges

                During the first and second quarters of 2003, United recorded merger-related charges of $840,000 in connection with the acquisition of First Central Bank, and $668,000 in connection with the acquisition and integration of First Georgia Bank, respectively.  The charges are included in operating expense in the Consolidated Statement of Income.  These charges have been excluded from the presentation of operating earnings as management believes that excluding merger-related charges as a financial measure provides useful information to investors because it better demonstrates United’s financial performance from its ongoing business operations.  A more detailed description of these charges is in footnote 4 to the Consolidated Financial Statements.

                The table below presents a reconciliation of United’s operating earnings to earnings for the nine months ended September 30, 2003, using accounting principles generally accepted in the United States (GAAP).  There were no merger-related charges in the third quarter of 2003, or in 2002.

Table 2 - Operating Earnings to GAAP Earnings Reconciliation
(in thousands)

Nine Months Ended
September 30,

Merger charges included in expenses	$1,508
Income tax effect of charges	534
After-tax effect of merger-related charges	$974

Net Income Reconciliation
Operating net income	$28,871
After-tax effect of merger-related charges	(974)
Net income (GAAP)	$27,897

Basic Earnings Per Share Reconciliation
Basic operating earnings per share	$1.28
Per share effect of merger-related charges	(.04)
Basic earnings per share (GAAP)	$1.24

Diluted Earnings Per Share Reconciliation
Diluted operating earnings per share	$1.24
Per share effect of merger-related charges	(.04)
Diluted earnings per share (GAAP)	$1.20

Results of Operations

                Net income was $10.4 million for the three months ended September 30, 2003, an increase of $2.0 million, or 23%, from the same period in 2002. Diluted earnings per share were $.43 for the three months ended September 30, 2003, compared with $.38 for the same period in 2002, an increase of 13%.  Return on equity for the third quarter of 2003 was 14.90%, compared with 16.56% for the third quarter of 2002.  Return on assets for the three months ended September 30, 2003 was 1.06%, compared with 1.12% for the three months ended September 30, 2002.

                Year-to-date as of September 30, net operating income for 2003 was $28.9 million, a 15% increase over $24.2 million for the same period in 2002.  Diluted operating earnings per share were $1.24 for the nine months ended September 30, 2003, compared with $1.09 for the same period in 2002, an increase of 14%.  Year-to-date operating return on equity was 15.55% as compared with 16.58% for the first nine months of 2002.  Operating return on assets for the first nine months of 2003 was 1.06%, compared with 1.12% for the first nine months of 2002.

Net Interest Revenue (Taxable Equivalent)

                Net interest revenue (the difference between the interest earned on assets and the interest paid on deposits and borrowed funds) is the single largest component of total revenue.  United actively manages this revenue source to provide an optimal level of revenue while balancing interest rate, credit and liquidity risks.  Net interest revenue for the three and nine months ended September 30, 2003 was $36.3 million and $101.9 million, respectively, up 20% and 13%, respectively, over last year.  The main driver of this increase was loan growth.  Average loans increased $581 million, or 25%, from the third quarter of last year.  Excluding the acquisitions of First Central Bank and First Georgia Bank, loan growth was 12%.  Year-to-date, average loans increased  $484 million, or 22%, over the same period in 2002.  This loan growth was due to the acquisitions of First Central Bank and First Georgia Bank, which added $315 million to the third quarter 2003 average loan balances, as well as continued high loan demand in this current low rate environment.  The quarter-end loan balances increased $587 million since last September 30th.  Of this increase, $133 million was across markets in north Georgia, $28 million was in western North Carolina, $112 million was in the metro Atlanta market, $88 million was related to the acquisition of First Central Bank and $222 million was related to the acquisition of First Georgia Bank.

                Average interest-earning assets for the third quarter of 2003 increased $850 million, or 31%, over the same period for 2002.  For the first nine months of 2003, average interest-earning assets increased $694 million, or 26%, over the first nine months of 2002.  The increases for both periods reflect the acquisitions, growth in loans, as well as an increase in the investment securities portfolio.  The majority of the increase in interest-earning assets was funded by interest-bearing sources as the increase in average interest-bearing liabilities for the quarter and first nine months was approximately $745 million and $622 million, respectively, over the same periods in 2002.

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

                For the three months ended September 30, 2003 and 2002, net interest spread was 3.70% and 3.91%, respectively, while net interest margin was 3.97% and 4.31%, respectively.  For the nine months ended September 30, 2003 and 2002, net interest spread was 3.71% and 4.04%, respectively, while net interest margin was 4.00% and 4.44%, respectively.  The decline in the net interest margin reflects the continuation of the low interest rate environment, which reduces the relative value of non-interest bearing sources of funds.  Since United’s balance sheet had remained asset sensitive during most of 2002, primarily due to growth in floating rate loans, the declining rate environment had a greater effect on interest-earning assets than on interest-bearing liabilities causing compression in the net interest spread and margin.  Combined with a flat yield curve, the low rate environment resulted in reinvestment of maturing fixed rate loans and securities at rates lower than the assets they were replacing.  Growth in floating rate loans also contributed to the compression.  At September 30, 2003, United had approximately $1.26 billion in loans indexed to the daily Prime Rate as published in the Wall Street Journal compared with $920 million a year ago.  The effect of the margin compression was partially offset by improvement in asset mix caused by the increase in loans.  United has also actively managed liability pricing and mix to offset the reduction in asset yields.  Over the last four quarters, net interest margin has stabilized around the 4.00% level.

                The average yield on interest-earning assets for the third quarter of 2003 was 5.88%, compared with 7.01% in the third quarter of 2002.  For the first nine months of 2003, the average yield on interest-earning assets was 6.10% compared with 7.27% for the same period in 2002. The main drivers of these decreases were loan yields which were down 91 basis points and 103 basis points for the quarter and year-to-date, respectively, as well as yields on taxable securities which were down 176 basis points and 180 basis points comparing third quarter 2003 to the same period in 2002 and the first nine months of 2003 and 2002, respectively.  The shift toward floating rate loans contributed to the decline caused by the lower rate environment.  In the fourth quarter of 2002, United began purchasing securities to increase net interest revenue and reduce the interest rate sensitivity of the balance sheet.  Although the securities purchases have a positive impact on net interest revenue, they contributed partially to the net interest margin compression since they were purchased at a yield lower than the existing portfolio.

                The average cost of interest-bearing liabilities for the third quarter and year-to-date 2003 was 2.18% and 2.39%, respectively, a decrease of 92 basis points and 84 basis points, respectively, from the same periods in 2002.  The decrease was primarily due to lower rates paid on interest-bearing demand deposits and savings accounts, lower pricing on new and renewed time deposits and lower rates on FHLB advances.  United lowered deposit pricing across the board to offset rate reductions initiated by the Federal Reserve in November 2002 and June 2003.  Additionally, United continued to experience strong loan growth in 2003 which outpaced the growth in core deposits.  Instead of funding with certificates of deposit, United turned to lower cost funding sources such as FHLB advances and brokered time deposits.  This resulted in some intentional runoff in non-brokered certificates of deposit over the last three quarters.

                The following table shows the relationship between interest revenue and expense and the average balances of interest-earning assets and interest-bearing liabilities for the three months ended September 30, 2003 and 2002.

Table 3 - Average Consolidated Balance Sheets and Net Interest Analysis
For the Three Months Ended September 30,
(In thousands, taxable equivalent)
		2003			2002
	Average		Avg.	Average		Avg.
	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (1) (2)	$ 2,881,375	$ 46,520	6.41%	$ 2,300,681	$ 42,470	7.32%
Taxable securities (3)	603,031	5,738	3.81	365,199	5,087	5.57
Tax-exempt securities (1)	61,492	1,142	7.43	69,834	1,308	7.49
Federal funds sold and other interest-earning assets	83,921	331	1.58	44,562	211	1.89

Total interest-earning assets	3,629,819	53,731	5.88	2,780,276	49,076	7.01
Non-interest-earning assets:
Allowance for loan losses	(38,082)			(30,038)
Cash and due from banks	71,878			76,611
Premises and equipment	82,687			68,761
Other assets	141,839			80,899
Total assets	$ 3,888,141			$ 2,976,509

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
Transaction accounts	$ 801,613	$ 1,728.86		$ 671,576	$ 3,073	1.82
Savings deposits	136,323	82.24		99,723	134.53
Certificates of deposit	1,489,660	9,784	2.61	1,294,296	11,303	3.46
Total interest-bearing deposits	2,427,596	11,594	1.89	2,065,595	14,510	2.79

Federal Home Loan Bank advances	589,924	3,996	2.69	290,542	3,233	4.41
Long-term debt and other borrowings	155,194	1,856	4.74	71,452	1,199	6.66
Total borrowed funds	745,118	5,852	3.12	361,994	4,432	4.86

Total interest-bearing liabilities	3,172,714	17,446	2.18	2,427,589	18,942	3.10
Non-interest-bearing liabilities:
Non-interest-bearing deposits	399,304			313,061
Other liabilities	30,333			23,156
Total liabilities	3,602,351			2,763,806
Stockholders' equity	285,790			212,703
Total liabilities
and stockholders' equity	$ 3,888,141			$ 2,976,509

Net interest revenue		$ 36,285			$ 30,134
Net interest-rate spread			3.70%			3.91%

Net interest margin (4)			3.97%			4.31%

(1)  Interest revenue on tax-exempt securities and loans has been increased to reflect comparable interest on taxable securities and loans.  The rate used was 39%, reflecting the statutory federal tax rate and the federal tax adjusted state tax rate.
(2)  Included in the average balance of loans outstanding are loans where the accrual of interest has been discontinued.
(3)  Securities available for sale are shown at amortized cost.  Pretax unrealized gains of $9.2 million in 2003 and $13.6 million in 2002 are included in other assets for purposes of this presentation.
(4)  Net interest margin is taxable equivalent net-interest revenue divided by average interest-earning assets.

                The following table shows the relationship between interest revenue and expense and the average balances of interest-earning assets and interest-bearing liabilities for the nine months ended September 30, 2003 and 2002.

Table 3 - Average Consolidated Balance Sheets and Net Interest Analysis
For the Nine Months Ended September 30,
(In thousands, taxable equivalent)
		2003			2002
	Average		Avg.	Average		Avg.
	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (1) (2)	$ 2,683,970	$133,176	6.63%	$ 2,200,061	$125,988	7.66%
Taxable securities (3)	592,625	17,803	4.01	379,437	16,528	5.81
Tax-exempt securities (1)	63,853	3,561	7.44	70,513	4,006	7.57
Federal funds sold and other interest-earning assets	61,722	855	1.85	57,893	831	1.91

Total interest-earning assets	3,402,170	155,395	6.10	2,707,904	147,353	7.27
Non-interest-earning assets:
Allowance for loan losses	(35,216)			(28,947)
Cash and due from banks	71,634			75,412
Premises and equipment	77,847			67,291
Other assets	123,936			77,163
Total assets	$ 3,640,371			$ 2,898,823

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
Transaction accounts	$ 773,647	$ 6,119	1.06	$ 621,811	$ 8,469	1.82
Savings deposits	122,790	287.31		97,875	398.54
Certificates of deposit	1,461,174	30,673	2.81	1,262,046	34,355	3.64
Total interest-bearing deposits	2,357,611	37,079	2.10	1,981,732	43,222	2.92

Federal Home Loan Bank advances	508,913	11,326	2.98	288,484	10,282	4.77
Long-term debt and other borrowings	130,039	5,097	5.24	104,379	3,889	4.98
Total borrowed funds	638,952	16,423	3.44	392,863	14,171	4.82

Total interest-bearing liabilities	2,996,563	53,502	2.39	2,374,595	57,393	3.23
Non-interest-bearing liabilities:
Non-interest-bearing deposits	351,603			297,277
Other liabilities	32,190			22,921
Total liabilities	3,380,356			2,694,793
Stockholders' equity	260,015			204,030
Total liabilities
and stockholders' equity	$ 3,640,371			$ 2,898,823

Net interest revenue		$101,893			$ 89,960
Net interest-rate spread			3.71%			4.04%

Net interest margin (4)			4.00%			4.44%

(1)  Interest revenue on tax-exempt securities and loans has been increased to reflect comparable interest on taxable securities and loans.  The rate used was 39%, reflecting the statutory federal tax rate and the federal tax adjusted state tax rate.
(2)  Included in the average balance of loans outstanding are loans where the accrual of interest has been discontinued.
(3)  Securities available for sale are shown at amortized cost.  Pretax unrealized gains of $12.6 million in 2003 and $9.5 million in 2002 are included in other assets for purposes of this presentation.
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

Table 4 - Change in Interest Revenue and Expense on a Tax Equivalent Basis
(in thousands)

	Three Months Ended September 30, 2003			Nine Months Ended September 30, 2003
	Compared to 2002			Compared to 2002
	Increase (decrease)			Increase (decrease)
	due to changes in			due to changes in
	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Loans	$9,821	$(5,771)	$4,050	$25,409	$(18,221)	$7,188
Taxable securities	2,607	(1,956)	651	3,024	(1,749)	1,275
Tax-exempt securities	(155)	(11)	(166)	(373)	(72)	(445)
Federal funds sold and other interest-earning assets	160	(40)	120	28	(4)	24
Total interest-earning assets	12,433	(7,778)	4,655	28,088	(20,046)	8,042

Interest-bearing liabilities:
Transaction accounts	511	(1,856)	(1,345)	1,749	(4,099)	(2,350)
Savings deposits	38	(90)	(52)	85	(196)	(111)
Certificates of deposit	1,546	(3,065)	(1,519)	4,914	(8,596)	(3,682)
Total interest-bearing deposits	2,095	(5,011)	(2,916)	6,748	(12,891)	(6,143)
Federal Home Loan Bank advances	2,387	(1,624)	763	5,878	(4,834)	1,044
Long-term debt and other borrowings	1,081	(424)	657	997	211	1,208
Total borrowed funds	3,468	(2,048)	1,420	6,875	(4,623)	2,252
Total interest-bearing liabilities	5,563	(7,059)	(1,496)	13,623	(17,514)	(3,891)

Increase (decrease) in net interest revenue	$6,870	$(719)	$6,151	$14,465	$(2,532)	$11,933

Provision for Loan Losses

                The provision for loan losses was $1.5 million for the third quarter of 2003 and $4.5 million for the first nine months of 2003, compared with $1.8 million and $5.1 million for the same periods in 2002.  United continues to experience strong credit quality and a stable low level of non-performing assets.  Net loan charge-offs as a percentage of average outstanding loans for the three and nine months ended September 30, 2003 were .15% and .16%, respectively, as compared with .12% for 2002.

                The provision for loan losses is based on management’s evaluation of losses inherent in the loan portfolio and the corresponding analysis of the allowance for loan losses.  Additional discussion on loan quality and the allowance for loan losses is included in the Asset Quality section of this report.

Fee Revenue

                Fee revenue for the third quarter and first nine months of 2003, totaled $10.4 million and $29.1 million, respectively, compared with $7.7 million and $22.0 million, respectively, for the same periods in 2002.  Fee revenue for both the third quarter and first nine months of 2003 was approximately 23% of total revenue, compared with 22% and 21% for the third quarter and first nine months of 2002, respectively.  United is focused on increasing fee revenue through new products and services.  The following table presents the components of fee revenue for the third quarter and first nine months of 2003 and 2002.

Table 5 - Fee Revenue
For the Three Months and Nine Months Ended September 30,
(in thousands, taxable equivalent)
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2003	2002	Change	2003	2002	Change

Service charges and fees	$5,009	$3,576	40%	$13,270	$9,801	35%
Mortgage loan and related fees	3,115	1,844	69	8,762	5,087	72
Consulting fees	1,092	1,216	(10)	3,366	3,381	-
Brokerage fees	447	467	(4)	1,315	1,456	(10)
Securities (losses) gains, net	(122)	64	-	(125)	64	-
Other	860	560	54	2,506	2,161	16
Total	$10,401	$7,727	35	$29,094	$21,950	33

                Comparability between current and prior year periods is affected by the acquisitions this year of First Central Bank on March 31, and First Georgia Bank on May 1.  Earnings for the two acquired companies are included in consolidated earnings after their respective acquisition dates.  In the third quarter and first nine months, First Central Bank and First Georgia Bank contributed approximately $1.5 million and $2.8 million, respectively, in fee revenue, mostly service charges and fees and mortgage loan and related fees.  Excluding the contributions of recent mergers, fee revenue for the quarter and year-to-date grew 15% and 20%, respectively, as compared to last year.

                The main driver of the increase in fee revenue this quarter was mortgage loan and related fees of $3.1 million, up $1.3 million, or 69% from the same period in 2002.  Year-to-date, mortgage fees of $8.8 million were up $3.7 million, or 72%, over the first nine months of 2002.  Mortgage loan originations for the third quarter and first nine months of 2003 were up $153 million and $818 million, respectively, from the same periods in 2002, as mortgage rates fell from their already low levels.  Substantially all of these originated residential mortgages were sold into the secondary market, including the right to service these loans.

                Service charges on deposit accounts of $5.0 million, were up $1.4 million, or 40%, over the third quarter of 2002.  For the first nine months of 2003, service charges were up $3.5 million, or 35%, over the same period in 2002.  The increase in service charges and fees was primarily due to the acquisitions and new products and services introduced in 2002, as well as an increase in the number of accounts and transaction activity and growth in ATM fees.  Excluding acquisitions, the growth for the third quarter in service charges and fees was approximately 14%.

                Other fee revenue of $860,000 for the third quarter of 2003 increased $300,000 or 54% from the third quarter of 2002 primarily due to the acquisitions and losses from the sale of other real estate recorded in the third quarter of 2002, which reduced other fee revenue for that period.

Operating Expenses

                For the three and nine months ended September 30, 2003, total operating expenses were $28.7 million and $81.8 million, respectively, compared with $22.6 million and $68.1 million, respectively, for the same periods in 2002.  Operating expenses in the third quarter for the two acquisitions accounted for $3.7 million of this increase, leaving the underlying core expense growth rate (excluding acquisitions) at 11%.  The following table presents the components of operating expenses for the three and nine months ended September 30, 2003 and 2002.

Table 6 - Operating Expenses
For the Three Months and Nine Months Ended September 30,

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2003	2002	Change	2003	2002	Change

Salaries and employee benefits	$17,990	$14,352	25%	$50,665	$42,786	18%
Occupancy	2,344	2,047	15	6,640	6,223	7
Communications and equipment	2,310	1,685	37	6,314	4,708	34
Postage, printing and supplies	1,237	870	42	3,354	2,836	18
Professional fees	1,036	881	18	3,007	2,621	15
Advertising and public relations	766	639	20	2,439	2,358	3
Amortization of intangibles	370	85	-	783	255	-
Other	2,659	1,992	33	7,126	6,332	13
	28,712	22,551	27	80,328	68,119	18
Merger-related charges	-	-	-	1,508	-	-
Total	$28,712	$22,551	27	$81,836	$68,119	20

                Salaries and benefits for the third quarter of 2003 totaled $18.0 million, an increase of 25% over the same period in 2002.  For the first nine months of 2003, salaries and benefits were up $7.9 million, or 18%, over the first nine months of 2002.  Acquisitions accounted for approximately $2.2 million and $3.9 million of the increase for the quarter and nine months, respectively, with the remainder due to normal merit increases and higher incentives related to growth in fee revenue.  United’s staff level, excluding acquisitions, was down slightly from a year ago.

                Communication and equipment costs of $2.3 million were up $625,000, or 37%, over the third quarter of 2002.  For the first nine months of 2003, communication and equipment costs of $6.3 million were up $1.6 million, or 34%, over the same period in 2002.  Excluding mergers, the costs for the quarter increased approximately 10% from the third quarter of 2002, mainly due to higher costs for investments in software, telecommunications and other technology equipment over the last year.

                Postage, printing and supplies of $1.2 million for the third quarter of 2003 was up $367,000, or 42%, from the same period in 2002.  Approximately half of the increase was due to the acquisitions during the first half of 2003.  The rest of the increase is due to timing of bulk printing and supplies purchases in 2002 that resulted in lower costs for the third quarter.

                The $285,000 increase in intangible costs reflects the increase in amortization of core deposit intangibles that were recorded in connection with the acquisitions during the first half of the year.

                Other expenses of $2.7 million for the quarter were $667,000, or 33%, higher than the third quarter of 2002.  Approximately 45% of the increase was due to the acquisitions in the first half of the year.  The remaining increase is primarily due to higher costs associated with United’s ATM network resulting from an increase in transactions, costs associated with more active investor relations activities and an increase in non-income taxes and licenses.

                The efficiency ratio measures total operating expenses as a percentage of total revenue, excluding the provision for loan losses and net securities gains or losses.  Based on operating income, which excludes merger-related charges, United’s efficiency ratio for the third quarter was 61.34% as compared with 59.66% for the third quarter of 2002.  For the first nine months of 2003, the efficiency ratio was 61.27% compared to 60.90% for the same period in 2002.  The efficiency ratio is higher in 2003 primarily due to intangible amortization and other costs related to the acquisitions.

Income Taxes

                Income taxes, excluding taxable equivalent adjustments, were $5.6 million in the third quarter of 2003, compared with $4.5 million in the third quarter of 2002.  The effective tax rate (as a percentage of pre-tax net income) for both third quarter 2003 and 2002 was 35.0%.  For the first nine months of 2003, income taxes were $15.1 million, with an effective tax rate of 35.1%, compared with $12.7 million, with an effective tax rate of 34.4%, for the same period in 2002.  The effective tax rates are lower than the statutory tax rate primarily due to interest revenue on certain investment securities and loans that are exempt from income taxes.  The increase in the effective tax rates from 2002 is due to proportionately less tax-exempt revenue in 2003 on a growing revenue base.  Additional information regarding income taxes can be found in Note 13 to the Consolidated Financial Statements filed with United’s 2002 Form 10-K.

Balance Sheet Review

                Total assets at September 30, 2003 were $3.942 billion, 23% higher than the $3.211 billion as of December 31, 2002 and 25% higher than the $3.142 billion as of September 30, 2002.  The acquisitions of First Central Bank and First Georgia Bank added approximately $500 million to total assets.  Average total assets for the third quarter of 2003 were $3.888 billion, up $912 million from the average assets in the third quarter of 2002.  Average total assets for the first nine months of 2003 were $3.942 billion, up $800 million from the average assets in the first nine months of 2002.

Loans

                The following table presents a summary of United’s loan portfolio.

Table 7 - Loans Outstanding
(in thousands)

	September 30,	December 31,	September 30,
	2003	2002	2002

Commercial	$181,938	$140,515	$147,709
Commercial (secured by real estate)	751,919	612,926	607,634
Real estate - construction	878,570	700,007	657,643
Residential mortgage	961,497	793,284	779,187
Installment	144,488	135,066	139,689
Total Loans	$2,918,412	$2,381,798	$2,331,862

As a percentage of total loans:
Commercial	6%	6%	6%
Commercial (secured by real estate)	26	26	26
Real estate - construction	30	29	28
Residential mortgage	33	33	34
Installment	5	6	6
Total	100%	100%	100%

                At September 30, 2003, total loans were $2.918 billion, an increase of $587 million, or 25% from September 30, 2002 and an increase of $537 million, or 23%, from December 31, 2002.  The acquisition of First Central Bank, which closed on March 31, 2003, and First Georgia Bank, which closed on May 1, 2003, added $88 million and $222 million, respectively, in balances to the loan portfolio.  Average total loans for the third quarter of 2003 were $2.881 billion, an increase of $581 million, or 25% over third quarter of 2002.  Average total loans for the first nine months of 2003 were $2.684 billion, up $484 million from the average loans in the first nine months of 2002.  Over the past year, United has experienced strong loan growth in all markets, with particular strength in loans secured by real estate, both residential and non-residential.  Substantially all loans are to customers located in Georgia, North Carolina and Tennessee, the immediate market areas of the Banks.  This includes customers who have a seasonal residence in the Banks’ market areas.  Approximately $221 million of the increase from a year ago occurred in construction and land development loans which is comprised of approximately 80% residential and 20% commercial, including $65 million from the east Tennessee and coastal Georgia acquisitions.  Growth has also been strong in residential real estate loans and commercial loans secured by real estate which grew $182 million and $144 million, respectively from September 30, 2002.  Residential real estate loans of $136 million and commercial loans secured by real estate of $68 million were added through the acquisitions of First Central Bank and First Georgia Bank.

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

                        Reviews of non-performing loans, past due loans and larger credits, designed to identify potential charges to the allowance for loan losses, as well as determine the adequacy of the allowance, are conducted on a regular basis during the year.  These reviews are performed by the responsible lending officers, as well as a separate loan review department, and consider such factors as the financial strength of borrowers, the value of the applicable collateral, past loan loss experience, anticipated loan losses, growth in the loan portfolio, prevailing economic conditions and other factors.  United also uses external loan review sources as necessary to support the activities of the loan review department and to ensure the independence of the loan review process.

                The following table presents a summary of changes in the allowance for loan losses for the three and nine months ended September 30, 2003 and 2002.

Table 8 - Summary of Loan Loss Experience
For the Three and Nine Months Ended September 30, 2003 and 2002
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Balance beginning of period	$37,353	$29,190	$30,914	$27,124
Allowance from acquisitions	-	-	5,538	-
Loans charged-off	(1,370)	(1,031)	(4,024)	(2,875)
Recoveries	290	341	845	951

Net charge-offs	(1,080)	(690)	(3,179)	(1,924)
Provision for loan losses	1,500	1,800	4,500	5,100

Balance end of period	$37,773	$30,300	$37,773	$30,300

Total loans:
At period end	$2,918,412	$ 2,331,862	$2,918,412	$ 2,331,862
Average	2,881,375	2,300,681	2,683,970	2,200,06
As a percentage of average loans:
Net charge-offs	.15%	.12%	.16%	.12%
Provision for loan losses	.21	.31	.22	.31
Allowance as a percentage of period end loans	1.29	1.30	1.29	1.30
Allowance as a percentage of non-performing loans	518	334	518	334

                Management believes that the allowance for loan losses at September 30, 2003 is adequate to absorb losses inherent in the loan portfolio.  This assessment involves uncertainty and judgment; therefore, the adequacy of the allowance for loan losses cannot be determined with precision and may be subject to change in future periods.  In addition, bank regulatory authorities, as part of their periodic examination of the Banks, may require adjustments to the provision for loan losses in future periods if, in their opinion, the results of their review warrant such additions.

Non-performing Assets

                The table below summarizes United's non-performing assets.

Table 9 - Non-Performing Assets
(in thousands)

	September 30,	December 31,	September 30,
	2003	2002	2002
Non-accrual loans	$7,294	$6,732	$9,022
Loans past due 90 days or more and still accruing	-	1	47

Total non-performing loans	7,294	6,733	9,069
Other real estate owned	704	1,286	522

Total non-performing assets	$7,998	$8,019	$9,591

Non-performing loans as a percentage of total loans	.25%	.28%	.39%

Non-performing assets as a percentage of total assets	.20	.25	.31

                Non-performing loans, which include non-accrual loans and accruing loans past due over 90 days, totaled $7.3 million at September 30, 2003, compared with $6.7 million at December 31, 2002 and $9.1 million at September 30, 2002.  There is no concentration of non-performing loans attributable to any specific industry.  At September 30, 2003, the ratio of non-performing loans to total loans was .25%, compared with .28% at December 31, 2002 and .39% at September 30, 2002.  Non-performing assets, which include non-performing loans and foreclosed real estate, totaled $8.0 million at September 30, 2003, compared with $8.0 million at December 31, 2002 and $9.6 million at September 30, 2002.

                 United’s policy is to place loans on non-accrual status when, in the opinion of management, the principal and interest on a loan is not likely to be repaid in accordance with the loan terms or when the loan becomes 90 days past due and is not well secured and in the process of collection.   When a loan is placed on non-accrual status, interest previously accrued but not collected is reversed against current interest revenue.  Depending on management’s evaluation of the borrower and loan collateral, interest revenue on a non-accrual loan may be recognized on a cash basis as payments are received.  There were no commitments to lend additional funds to customers whose loans were on non-accrual status at September 30, 2003.

                At September 30, 2003 and 2002, there were $1.8 million and $3.8 million, respectively, of loans classified as impaired under the definition outlined in SFAS No. 114.  Specific reserves allocated to these impaired loans totaled $449,000 at September 30, 2003, and $1,030,000 at September 30, 2002.  The average recorded investment in impaired loans for the quarters ended September 30, 2003 and 2002, was $1.6 million and $4.0 million, respectively.  For the first nine months of 2003, the average recorded investment in impaired loans was $2.3 million compared with $4.7 million for the same period in 2002.  United’s policy is to recognize income on a cash basis for loans classified as impaired under SFAS No. 114.  Interest revenue recognized on loans while they were impaired for the third quarter and first nine months of 2003 was $1,000 and $11,000, compared with $3,000 and $60,000 for the same periods in 2002.

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

                Total average investment securities for the quarter increased 53% from third quarter of 2002, and year-to-date, increased 46% over the first nine months of 2003, as the investment portfolio was expanded to help stabilize the interest rate sensitivity and increase net interest revenue.  The acquisitions of First Central Bank and First Georgia Bank added approximately $50 million to the investment securities portfolio.

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

Deposits

                Total deposits at September 30, 2003 were $2.790 billion, an increase of $403 million from September 30, 2002.  The acquisitions contributed $412 million of the increase from the third quarter of 2002.  Total non-interest-bearing demand deposit accounts increased $87 million and interest-bearing demand accounts increased $113 million.  Total time deposits as of September 30, 2003 were $1.450 billion, an increase of $165 million from the third quarter 2002.  During 2003, United chose not to aggressively pursue certificates of deposit where local market pricing was too high or there was no other customer relationship.  As a result, the level of certificates of deposit experienced some attrition during the year in favor of funding from other lower-cost sources.  This reduced the overall cost of funds by using more floating rate funding sources.  The shift in funding mix did not significantly change United’s interest rate risk profile due to the increase in floating rate loans.

                Time deposits of $100,000 and greater totaled $403 million at September 30, 2003, compared with $396 million at September 30, 2002. United utilizes “brokered” time deposits, issued in certificates of less than $100,000, as an alternative source of cost-effective funding.  Brokered time deposits outstanding at September 30, 2003 and September 30, 2002 were $247 million and $138 million, respectively.

Wholesale Funding

                At September 30, 2003, each of the Banks were shareholders in the Federal Home Loan Bank. Through this affiliation, secured advances totaling $651 million were outstanding at rates competitive with time deposits of like maturities.  United anticipates continued utilization of this short and long term source of funds.  The FHLB advances outstanding at September 30, 2003 had both fixed and floating interest rates ranging from .48% to 7.81%.  Approximately one-half of the FHLB advances mature prior to December 31, 2003.  Additional information regarding FHLB advances, including scheduled maturities, is provided in Note 10 to the consolidated financial statements filed with United’s 2002 Form 10-K.

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

                One of the tools management utilizes to estimate the sensitivity of net interest revenue to changes in interest rates is an interest rate simulation model.  Such estimates are based upon a number of assumptions for various scenarios, including the level of balance sheet growth, deposit repricing characteristics and the rate of prepayments.  The simulation model measures the potential change in net interest revenue over a twelve-month period under six interest rate scenarios.  The first scenario assumes rates remain flat (“flat rate scenario”) over the next twelve months and is the scenario that all others are compared to in order to measure the change in net interest revenue.  The second scenario is a most likely scenario that projects the most likely change in rates over the next twelve months based on the slope of the yield curve.  United runs ramp scenarios that assume gradual increases and decreases of 200 basis points each over the next twelve months.  United’s policy for net interest revenue simulation is limited to a change from the flat rate scenario of less than 10% for the up or down 200 basis point ramp scenarios over twelve months.  At September 30, 2003, United’s simulation model indicated that a 200 basis point increase in rates over the next twelve months would cause an approximate 1.8% increase in net interest revenue and a 200 basis point decrease in rates over the next twelve months would cause an approximate 3.4% decrease in net interest revenue.

               In order to assist in achieving a desired level of interest rate sensitivity, United uses off-balance sheet contracts that are considered derivative financial instruments. Derivative financial instruments can be a cost and capital effective means of modifying the repricing characteristics of on-balance sheet assets and liabilities.  At September 30, 2003, United was a party to interest rate swap contracts under which it pays a variable rate and receives a fixed rate.

                The following table presents the interest rate swap contracts outstanding at September 30, 2003.

Table 10 - Interest Rate Swap Contracts
As of September 30, 2003
(in thousands)

	Notional	Rate	Rate	Fair
Type/Maturity	Amount	Received	Paid (1)	Value

Cash Flow Contracts
December 31, 2003	$100,000	4.85%	4.00%	$200
October 24, 2005	65,000	5.57	4.00	706
December 17, 2006	30,000	5.99	4.00	530
October 23, 2007	135,000	6.08	4.00	1,750

Total Cash Flow Contracts	$330,000	5.60%	4.00%	$3,186

(1) Based on prime rate at September 30, 2003

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

                 The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and the maturities and sales of securities.  Mortgage loans held for sale totaled $14.3 million at September 30, 2003, and typically turn over every 45 days as the closed loans are sold to investors in the secondary market. Other short-term investments such as federal funds sold are additional sources of liquidity.

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

                 As disclosed in United's Consolidated Statements of Cash Flows, net cash provided by operating activities was $57.8 million for the nine months ended September 30, 2003.  The major contributors in this category were net income of $27.9 million, a decrease in mortgage loans held for sale of $14.1 million, and an increase in accrued expenses and other liabilities of $8.9 million, partially offset by an increase in other assets of $8.5 million.  Net cash used by investing activities of $252.9 million consisted primarily of $299.8 million used to purchase investment securities and a net increase in loans totaling $229.9 million, partially offset by proceeds from sales, maturities and calls of investment securities of $256.3 million and net cash received from acquisitions of $28.8 million.  Net cash provided by financing activities consisted primarily of a net increase in FHLB advances of $154.6 million, a net increase in federal funds purchased and repurchase agreements of $57.7 million and proceeds from issuance of subordinated debt of $34.5 million.  In the opinion of management, the liquidity position at September 30, 2003 is sufficient to meet its expected cash flow requirements.

Capital Resources and Dividends

                 Stockholders' equity at September 30, 2003 was $289.7 million, an increase of $74.3 million from September 30, 2002.  Accumulated other comprehensive income (loss) is not included in the calculation of regulatory capital adequacy ratios.  Excluding the change in the accumulated other comprehensive income, stockholders’ equity increased $76.8 million, or 37% from September 30, 2002, of which $20.65 million was the result of shares exchanged for the acquisition of First Central Bank and $29.3 million was the result of shares exchanged for the acquisition of First Georgia Bank.  Dividends of $1.7 million, or $.075 per share, were declared on common stock during the third quarter of 2003, an increase of 20% from the amount declared in 2002.  On an operating basis, the dividend payout ratios for the third quarters of 2003 and 2002 were 17% and 16%, respectively, while dividend payout ratios for the first nine months of 2003 and 2002 were 18% and 17%, respectively.  United has historically retained the majority of its earnings in order to provide a cost effective source of capital for continued growth and expansion.  However, in recognition that cash dividends are an important component of shareholder value, management has instituted a dividend program that provides for increased cash dividends when earnings and capital levels permit.

                 During 2002, United’s Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company’s common stock through the end of 2002 for general corporate purposes.  Since that date, the Board of Directors increased the authorization to 1,500,000 and extended the program to December 31, 2004.  Through September 30, 2003, a total of 874,000 shares have been purchased under this program.

                 On March 18, 2002, United began trading on the NASDAQ National Market under the symbol UCBI.  Previously, the stock was listed on the over-the-counter market on the Pink Sheets.  The closing price for the period ended September 30, 2003 was $27.71.  Below is a quarterly schedule of high and low stock prices for 2003 and 2002.  Prior to March 18, 2002, prices are based on information available to United at that time.

Table 11 - Stock Price Information

	2003		2002
	High	Low	High	Low

First quarter	$ 27.00	$ 22.00	$ 28.60	$ 19.00
Second quarter	27.00	23.06	30.00	23.96
Third quarter	30.03	24.51	29.55	23.15
Fourth quarter			27.00	21.73

                 The following table presents the quarterly cash dividends declared in 2003 and 2002 and the respective payout ratios as a percentage of basic operating earnings per share, which excludes merger-related charges.

Table 12 - Dividend Payout Information

	2003			2002
	Dividend	Payout %		Dividend	Payout %

First quarter	$ .075	19	(1)	$ .0625	17
Second quarter	.075	17	(1)	.0625	16
Third quarter	.075	17.0625			16
Fourth quarter				.0625	16

 (1)  Dividend payout ratios for the first and second quarters of 2003 were 20% and 18%, respectively, when calculated using GAAP earnings per share.

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

                 The following table shows United’s capital ratios, as calculated under regulatory guidelines, at September 30, 2003 and 2002.

Table 13 - Capital Ratios
(in thousands)

		2003		2002
	Well	Actual	Regulatory	Actual	Regulatory
	Capitalized	Amount	Minimum	Amount	Minimum

Tier I Leverage:
Amount		$ 255,582	$ 114,777	$ 228,203	$ 88,910
Ratio	5.00%	6.68%	3.00%	7.70%	3.00%

Tier I Risk Based:
Amount		$ 255,582	$ 119,258	$ 228,203	$ 92,214
Ratio	6.00%	8.57%	4.00%	9.90%	4.00%

Total Risk Based:
Amount		$ 362,494	$ 238,515	$ 259,918	$ 184,427
Ratio	10.00%	12.16%	8.00%	11.27%	8.00%

                 United's Tier I capital, which excludes other comprehensive income, consists of stockholders' equity and qualifying capital securities less goodwill and deposit-based intangibles, totaled $256 million at September 30, 2003.  Tier II capital components include supplemental capital items such as a qualifying allowance for loan losses and qualifying subordinated debt.  Tier I capital plus Tier II capital components is referred to as Total Risk-based capital and was $362 million at September 30, 2003. The capital ratios, as calculated under the guidelines, were 8.57% and 12.16% for Tier I and Total Risk-based capital, respectively, at September 30, 2003.

                 A minimum leverage ratio is required in addition to the risk-based capital standards and is defined as Tier I capital divided by average assets adjusted for goodwill and deposit-based intangibles.  Although a minimum leverage ratio of 3% is required for the highest-rated bank holding companies which are not undertaking significant expansion programs, the Federal Reserve Board requires a bank holding company to maintain a leverage ratio greater than 3% if it is experiencing or anticipating significant growth or is operating with less than well-diversified risks in the opinion of the Federal Reserve Board.  Financial institutions with a leverage ratio exceeding 5% are considered to be well capitalized.  The Federal Reserve Board uses the leverage and risk-based capital ratios to assess capital adequacy of banks and bank holding companies.  United's leverage ratios at September 30, 2003 and 2002 were 6.68% and 7.70%, respectively.

                 The capital ratios of United and the Banks currently exceed the minimum ratios as defined by federal regulators.  United monitors these ratios to ensure that United and the Banks remain above regulatory minimum guidelines.

                 During September 2003, United issued $35 million in subordinated step-up notes due September 30, 2015.  The subordinated notes qualify as Tier II capital under risk-based capital guidelines.  The notes bear interest at a fixed rate of 6.25% through September 30, 2010, and at a rate of 7.50% thereafter until maturity or earlier redemption.  The notes are callable at par on September 30, 2010, and September 30 of each year thereafter until maturity.  Proceeds will be used for general corporate purposes.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

                There have been no material changes in United’s quantitative and qualitative disclosures about market risk as of September 30, 2003 from that presented in the Annual Report on Form 10-K for the year ended December 31, 2002.  The interest rate sensitivity position at September 30, 2003 is included in management’s discussion and analysis on page 23 of this report.

Item 4.  Controls and Procedures

            United’s management, including the Chief Executive Officer and Chief Financial Officer, supervised and participated in an evaluation of the company’s disclosure controls and procedures as of September 30, 2003.  Based on, and as of the date of, that evaluation, United’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective in accumulating and communicating information to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures of that information under the Securities and Exchange Commission’s rules and forms and that the disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports that are filed or submitted by United under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

                There were no significant changes in the internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part II.  Other Information

Item 1.  Legal Proceedings– None

Item 2.  Changes in Securities and Use of Proceeds– None

Item 3.  Defaults upon Senior Securities– None

Item 4.  Submission of Matters to a Vote of Securities Holders – None

Item 5.  Other Information– None

Item 6.  Exhibits and Reports on Form 8-K

               (a)     Exhibits

10.1	Branch Purchase and Assumption Agreement between United Community Banks and RBC Centura Bank dated as of August 13, 2003.

31.1	Certification by Jimmy C. Tallent, President and Chief Executive Officer of United Community Banks, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Rex S. Schuette, Executive Vice President and Chief Financial Officer of United Community Banks, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          (b)      Reports on Form 8-K

A current report on Form 8-K dated July 22, 2003, was filed with the Securities and Exchange Commission under item 12 “results of operations and financial condition” of such form, furnishing materials for the second quarter 2003 earnings announcement to be conducted by Jimmy C. Tallent, President and Chief Executive Officer and Rex S. Schuette, Executive Vice President and Chief Financial Officer of United Community Banks, Inc. on July 22, 2003.

A current report on Form 8-K dated September 24, 2003, was filed with the Securities and Exchange Commission under item 9 “regulation FD disclosure” of such form, noting the issuance of a news release on September 24, 2003, announcing the completion by United Community Banks, Inc. of a private placement of $35 million in subordinated step-up notes.

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
Rex S. Schuette
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/ Alan H. Kumler
Alan H. Kumler
Senior Vice President and
Controller
(Principal Accounting Officer)

Date: November 13, 2003