Form 10-K
period 2003-12-31
UNITED COMMUNITY BANKS INC
filed 2004-03-08
CIK 857855

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

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
Common Stock, $1.00 par value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [   ]

     Aggregate market value of the voting stock held by non-affiliates of the Registrant: $475,153,011 (based on shares held by non-affiliates at $24.98 per share, the closing stock price on the Nasdaq stock market on June 30, 2003).

     As of February 29, 2004, 23,749,177 shares of common stock were issued and outstanding, including 248,000 shares deemed outstanding pursuant to prime plus 1/4% convertible subordinated payable-in-kind debentures due December 31, 2006 and presently exercisable options to acquire 723,604 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 2004 are incorporated herein into Part III by reference.

PART I

ITEM 1. BUSINESS.

United and the Banks

     United Community Banks, Inc. (“United”), a bank holding company registered under the Bank Holding Company Act of 1956, was incorporated under the laws of Georgia in 1987 and commenced operations in 1988 by acquiring 100% of the outstanding shares of Union County Bank, Blairsville, Georgia, now known as United Community Bank (“UCB-Georgia”). Substantially all of United’s activities are currently conducted by its wholly-owned state chartered bank subsidiaries: UCB-Georgia, which was organized in 1949 and began business in 1950; United Community Bank, Brevard, North Carolina (“UCB-North Carolina”), which United acquired in 1990; and United Community Bank Tennessee, Lenoir City, Tennessee (“UCB-Tennessee”), which United acquired in 2003. UCB-Georgia, UCB-North Carolina and UCB-Tennessee are collectively referred to in this report as the “Banks.”

     Since the early 1990’s, United has actively expanded its market coverage through organic growth and through a series of acquisitions, primarily of banks whose managements share United’s community banking and customer service philosophies. Although those acquisitions have contributed approximately thirty percent of United’s overall growth since 1993, their contribution has mostly been to open up new markets that have above average organic growth potential. Organic growth and selective openings of de novo offices, as well as acquisitions, will continue to be a focus of United’s growth strategy to extend United’s reach into new and existing markets.

     The Banks are community-oriented, offering a full range of retail and corporate banking services, including checking, savings, and time deposit accounts, secured and unsecured loans, wire transfers, brokerage services, and rental of safe deposit boxes. As of December 31, 2003, the Banks operated through 72 locations. To emphasize the commitment to community banking, United’s three bank subsidiaries operate with decentralized management that is currently organized as twenty community banks (“Community Banks”) with local bank presidents (referred to herein as the “Presidents”) who are tied to the communities they serve and have the authority, alone or with other local officers, to make most credit decisions.

     United completed its acquisitions of First Central Bancshares, Inc., a Tennessee bank holding company, First Georgia Holding, Inc., a coastal Georgia bank holding company, and three western North Carolina RBC Centura Bank branches during 2003. These acquisitions added $518 million in assets and $484 million in deposits. In addition, United opened a de novo bank in Savannah, Georgia, two de novo banking offices in western North Carolina and a de novo banking office in north Georgia during 2003.

Non-Bank Activities

     In addition, United owns an insurance agency, United Community Insurance Services, Inc. (“UCIS”), which is a subsidiary of UCB-Georgia.

     United Community Mortgage Services (“UCMS”), formerly known as The Mortgage People Company, a division of UCB-Georgia, is a full-service retail mortgage lending operation approved as a seller/servicer for Federal National Mortgage Association and Federal Home Mortgage Corporation and provides fixed and adjustable-rate home mortgages. During 2003, UCMS originated $373 million of residential mortgage loans for the purchase of homes and to refinance existing mortgage debt, of which substantially all were sold into the secondary market with no recourse to UCMS.

     Acquired by United in 2000, Brintech, Inc. (“Brintech”) is a consulting firm for the financial services industry. Brintech provides consulting, advisory, and implementation services in the areas of strategic planning, profitability improvement, technology, efficiency, security, network, Internet banking, web site development, marketing, core processing, and telecommunications.

     United provides retail brokerage services through an affiliation with a third party broker/dealer.

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

Monetary Policy And Economic Conditions

     The Banks’ profitability depends to a substantial extent on the difference between revenue the Banks receive from their loans, investments, and other earning assets, and the interest the Banks pay on their deposits and other liabilities. These rates are highly sensitive to many factors that are beyond the control of the Banks, including national and international economic conditions and the monetary policies of various governmental and regulatory authorities.

Competition

     The market for banking and bank-related services is highly competitive. The Banks actively compete in their respective market areas, which collectively include metro Atlanta, north Georgia, coastal Georgia, western North Carolina and east Tennessee, with other providers of deposit and credit services. These competitors include other commercial banks, savings banks, savings and loan associations, credit unions, mortgage companies, and brokerage firms. The following table displays each of the Banks and the respective percentage of total bank and thrift deposits in each county where the Bank has operations. The table also indicates the ranking by deposit size in each of the local markets. All information in the table was obtained from the Federal Deposit Insurance Corporation Summary of Deposits as of June 30, 2003.

United Community Banks, Inc.
Share of Local Markets by County
Banks and Savings Institutions

	Market	Rank in
	Share	Market

UCB-Georgia
Metro Atlanta
Bartow	6%	7
Carroll	4	8
Cherokee	1	14
Cobb	2	11
Dawson	35	2
Douglas	1	11
Forsyth	1	14
Paulding	2	7
North Georgia
Chattooga	30	2
Fannin	56	1
Floyd	11	5
Gilmer	16	2
Habersham	13	4
Hall	1	11
Lumpkin	25	3
Rabun	24	3
Towns	35	2
Union	81	1
White	48	1
Coastal Georgia
Glynn	18	3
Ware	9	6
UCB-North Carolina
Avery	13	4
Cherokee	43	1
Clay	66	1
Graham	77	1
Haywood	11	5
Henderson	2	11
Jackson	18	2
Macon	7	5
Mitchell	14	3
Swain	18	2
Transylvania	31	1
UCB-Tennessee
Blount	2	10
Knox	1	14
Loudon	18	3
Monroe	1	11
Roane	7	5
Monroe	1	11
Roane	7	5

Loans

     The Banks make both secured and unsecured loans to individuals, firms, and corporations. Secured loans include first and second real estate mortgage loans. The Banks also make direct installment loans to consumers on both a secured and unsecured basis. At December 31, 2003, commercial (commercial and industrial), commercial (secured by real estate), construction (secured by real estate), residential mortgage and installment loans represented approximately 6%, 26%, 31%, 32% and 5%, respectively, of United’s total loan portfolio.

     Specific risk elements associated with each of the Banks’ lending categories include, but are not limited to:

Commercial (commercial and industrial)	Industry concentrations; inability to monitor the condition of collateral (inventory, accounts receivable and vehicles); lack of borrower management expertise, increased competition; use of specialized or obsolete equipment as collateral; insufficient cash flow from operations to service debt payment.

Commercial (secured by real estate)	Declines in general economic conditions and occupancy rates; business failure and lack of a suitable alternative use for property; environmental contamination.

Construction (secured by real estate)	Inadequate long-term financing arrangements; cost overruns, changes in market demand for property.

Residential mortgage	Changes in local economy affecting borrower’s employment; insufficient collateral value due to decline in property value.

Installment	Loss of borrower’s employment; changes in local economy; the inability to monitor collateral (vehicles and boats).

Lending Policy

     The current lending policy of the Banks is to make loans primarily to persons or businesses that reside, work, own property, or operate in their primary market areas. Unsecured loans are generally made only to persons who qualify for such credit based on net worth and liquidity. Secured loans are made to persons who are well established and have net worth, collateral, and cash flow to support the loan. Exceptions to the Banks’ policies are permitted on a case-by-case basis and require the approving officer to document in writing the reason for the exception. Policy exceptions made for borrowers whose total aggregate loans exceed the approving officer’s credit limit must be approved through the credit approval process. Policy exceptions made for borrowers whose aggregate loans exceed $5 million must be approved by the Banks’ Boards of Directors for ratification.

     United’s Credit Administration department provides each lending officer with written guidelines for lending activities as approved by the Banks’ Boards of Directors. Limited lending authority is delegated to lending officers by United’s Management Credit and Policy Committee as authorized by the Banks’ Boards of Directors. Loans in excess of individual officer credit authority must be approved by a senior officer with sufficient approval authority delegated by the Management Credit and Policy Committee as authorized by the Banks’ Boards of Directors. Loans to borrowers whose total aggregate loans exceed $12.5 million require the additional approval of two United directors.

Regional Credit Managers

     United utilizes its Regional Credit Managers to provide credit administration support to the Banks as needed. The Regional Credit Managers have joint lending approval authority with the Presidents within varying limits set by the Management Credit and Policy Committee based on characteristics of each market. The Regional Credit Managers also provide credit underwriting support as needed by the Banks they serve.

Loan Review and Non-performing Assets

     The Loan Review Department of United reviews, or engages an independent third party to review, the Banks’ loan portfolios on an ongoing basis to identify any weaknesses in the portfolio and to assess the general quality of credit underwriting. The results of such reviews are presented to the Presidents of each of the Community Banks, the Chief Credit Officer of United, and the Boards of Directors of each of the Community Banks. If an individual loan or credit relationship has a weakness identified during the review process, the risk rating of the loan, or all loans comprising a credit relationship, will be downgraded to a classification that most closely matches the current risk level. The review process also provides for the upgrade of loans that show improvement since the last review. Since each loan in a credit relationship may have a different credit structure, collateral, and other secondary source of repayment, different loans in a relationship can be assigned different risk ratings. Under United’s 10-grade loan grading system, grades 1 through 6 are considered “pass” (acceptable) credit risk, grade 7 is a “watch” rating, and grades 8 through 10 are “adversely classified” credits that require management’s attention. Both the pass and adversely classified ratings, and the entire 10-grade rating scale, provide for a higher numeric rating for increased risk. For example, a risk rating of 1 is the least risky of all credits and would be typical of a loan that is 100% secured by a deposit at one of the Banks. Risk ratings of 2 through 6 in the pass category each have incrementally more risk. The four watch list credit ratings and rating definitions are:

7 (Watch)	Weaknesses exist that could cause future impairment, including the deterioration of financial ratios, past-due status and questionable management capabilities. Collateral values generally afford adequate coverage, but may not be immediately marketable.

8 (Substandard)	Specific and well-defined weaknesses that may include poor liquidity and deterioration of financial ratios. Loan may be past-due and related deposit accounts experiencing overdrafts. Immediate corrective action is necessary.

9 (Doubtful)	Specific weaknesses characterized by Substandard that are severe enough to make collection in full unlikely. No reliable secondary source of full repayment.

10 (Loss)	Same characteristics as Doubtful, however, probability of loss is certain. Loans classified as such are generally charged-off at the next Bank Board of Directors meeting.

     In addition, the Loan Review Department conducts a quarterly analysis to determine the adequacy of the Allowance for Loan Losses (“ALL”) for each of the Banks. The aggregation of these ALL analyses provides the consolidated analysis for United. The ALL analysis starts by taking total loans and deducting loans secured by deposit accounts at the Banks, which effectively have no risk of loss. Next, all loans with an adversely classified rating are deducted, including loans considered impaired. The remaining loan balance is then multiplied by loss factors that were derived from the average historical loss rate for the preceding two year period, adjusted to reflect current economic conditions, which provides a required minimum ALL for pass credits. The remaining total loans in each of the four watch list rating categories are then multiplied by the following loss factors: Watch (5%); Substandard (25%); Doubtful (50%); and Loss (100%). Loans that are considered impaired are evaluated separately and are assigned specific reserves as necessary.

Asset/Liability Committees (ALCO)

     United’s ALCO Committee is composed of the Executive Officers and the Treasurer of United. The Banks’ ALCO Committees are composed of executive officers of each of the Banks and the Treasurer of United. The ALCO Committees are charged with managing the assets and liabilities of United and each of the Banks. The ALCO Committees attempt to manage asset growth, liquidity, and capital to maximize income and reduce interest rate risk, market risk and liquidity risk. The ALCO Committees direct each Bank’s overall acquisition and allocation of funds. At periodic meetings, the committees review the monthly asset and liability funds budget in relation to the actual flow of funds; the ratio of the amount of rate sensitive assets to the amount of rate sensitive liabilities; the ratio of allowance for loan losses to outstanding and non-performing loans; and other variables, such as stress testing expected loan demand, investment opportunities, core deposit growth within specified categories, regulatory changes, monetary policy adjustments and the overall state of the economy. A more comprehensive discussion of United’s Asset/Liability Management and interest rate risk is contained in the Management’s Discussion and Analysis (Part II, Item 7) and Quantitative and Qualitative Disclosures About Market Risk (Part II, Item 7A) sections of this report.

Investment Policy

     The Banks’ investment portfolio policy is to maximize income within liquidity, asset quality and regulatory constraints. The policy is reviewed from time to time by United’s Asset/Liability Committee and the Banks’ Boards of Directors. Individual transactions, portfolio composition, and performance are reviewed and approved periodically by the Banks’ Boards of Directors or a committee thereof. The Chief Financial Officer and Treasurer of United and the President of each of the Banks administer the policy and report information to the Boards of Directors on a quarterly basis concerning sales, purchases, maturities and calls, resultant gains or losses, average maturity, federal taxable equivalent yields, and appreciation or depreciation by investment categories.

Employees

     As of December 31, 2003, United and its subsidiaries had 1,296 full-time equivalent employees. Neither United nor any of the subsidiaries was a party to any collective bargaining agreement, and United believes that employee relations are good.

Supervision And Regulation

     The following is an explanation of the supervision and regulation of United and the Banks as financial institutions. This explanation does not purport to describe state, federal or Nasdaq National Market supervision and regulation of general business corporations or Nasdaq listed companies.

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

     Although the activities of bank holding companies have traditionally been limited to the business of banking and activities closely related or incidental to banking (as discussed above), the Gramm-Leach-Bliley Act relaxed the previous limitations thus permitting bank holding companies to engage in a broader range of financial activities. Specifically, bank holding companies may elect to become financial holding companies which may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. Among the activities that are deemed “financial in nature” include:

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

     United has no immediate plans to register as a financial holding company.

     United must also register with the Georgia Department of Banking and Finance (“DBF”) and file periodic information with the DBF. As part of such registration, the DBF requires information with respect to the financial condition, operations, management and intercompany relationships of United and the Banks and related matters. The DBF may also require such other information as is necessary to keep itself informed as to whether the provisions of Georgia law and the regulations and orders issued thereunder by the DBF have been complied with, and the DBF may examine United and each of the Banks. The North Carolina Banking Commission (“NCBC”), which has the statutory authority to regulate non-banking affiliates of North Carolina banks, in 1992 began using this authority to examine and regulate the activities of North Carolina-based holding companies owning North Carolina-based banks. Although the NCBC has not exercised its authority to date to examine and regulate holding companies outside of North Carolina that own North Carolina banks, it is likely the NCBC may do so in the future. The Tennessee Department of Financial Institutions (“TDFI”) does not examine and regulate out-of-state holding companies.

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

     Each of United’s subsidiaries is regularly examined by the Federal Deposit Insurance Corporation (the “FDIC”). UCB-Georgia as a state banking association organized under Georgia law, is subject to the supervision of, and is regularly examined by, the DBF. UCB-North Carolina is subject to the supervision of, and is regularly examined by, the NCBC. UCB-Tennessee is subject to the supervision of, and is regularly examined by, the TDFI. Both the FDIC and the respective state bank regulators must grant prior approval of any merger, consolidation or other corporation reorganization involving UCB-Georgia, UCB-North Carolina and UCB-Tennessee. A bank can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with the default of a commonly-controlled institution.

     Payment of Dividends. United is a legal entity separate and distinct from the Banks. Most of the revenue of United results from dividends paid to it by the Banks. There are statutory and regulatory requirements applicable to the payment of dividends by the Banks, as well as by United to its shareholders.

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

     UCB-Tennessee is a state chartered bank regulated by the TDFI and the FDIC. Under Tennessee law, dividends may not be declared out of undivided profits of a state bank without first obtaining the written permission of the TDFI unless:

(a)	the undivided profits account has been properly maintained with all applicable adjustments and transfers; and

(b)	the required reserve against deposits is not and will not be impaired

     The payment of dividends by United and the Banks may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. In addition, if, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending upon the financial condition of the bank, could include the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice. The FDIC has issued a policy statement providing that insured banks should generally only pay dividends out of current operating earnings. In addition to the formal statutes and regulations, regulatory authorities consider the adequacy of each of the Bank’s total capital in relation to its assets, deposits and other such items. Capital adequacy considerations could further limit the availability of dividends to the Banks. At December 31, 2003, net assets available from the Banks to pay dividends without prior approval from regulatory authorities totaled approximately $21 million. For 2003, United’s declared cash dividend payout to common stockholders (Based on operating earnings which excludes merger-related charges. See page 18 for a discussion of merger-related charges and use of non-GAAP earnings measures.) was 17.3% of net income.

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

     Capital Adequacy. The Federal Reserve and the FDIC have implemented substantially identical risk-based rules for assessing bank and bank holding company capital adequacy. These regulations establish minimum capital standards in relation to assets and off-balance sheet exposures as adjusted for credit risk. Banks and bank holding companies are required to have (1) a minimum level of total capital (as defined) to risk-weighted assets of eight percent (8%); and (2) a minimum Tier I Capital (as defined) to risk-weighted assets of four percent (4%). In addition, the Federal Reserve and the FDIC have established a minimum three percent (3%) leverage ratio of Tier I Capital to quarterly average total assets for the most highly-rated banks and bank holding companies. “Tier I Capital” generally consists of common equity excluding unrecognized gains and losses on available for sale securities, plus minority interests in equity accounts of consolidated subsidiaries and certain perpetual preferred stock less certain intangibles. The Federal Reserve and the FDIC will require a bank holding company and a bank, respectively, to maintain a leverage ratio greater than three percent (3%) if either is experiencing or anticipating significant growth or is operating with less than well-diversified risks in the opinion of the Federal Reserve. The Federal Reserve and the FDIC use the leverage ratio in tandem with the risk-based ratio to assess the capital adequacy of banks and bank holding companies. The FDIC, the Office of the Comptroller of the Currency (the “OCC”) and the Federal Reserve have amended, effective January 1, 1997, the capital adequacy standards to provide for the consideration of interest rate risk in the overall determination of a bank’s capital ratio, requiring banks with greater interest rate risk to maintain adequate capital for the risk. The revised standards have not had a significant effect on United’s capital requirements.

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

     The FDIC has adopted regulations implementing the prompt corrective action provisions of the 1991 Act, which place financial institutions in the following five categories based upon capitalization ratios: (1) a “well capitalized” institution has a total risk-based capital ratio of at least 10%, a Tier I risk-based ratio of at least 6% and a leverage ratio of at least 5%; (2) an “adequately capitalized” institution has a total risk-based capital ratio of at least 8%, a Tier I risk-based ratio of at least 4% and a leverage ratio of at least 4%; (3) an “undercapitalized” institution has a total risk-based capital ratio of under 8%, a Tier I risk-based ratio of under 4% or a leverage ratio of under 4%; (4) a “significantly undercapitalized” institution has a total risk-based capital ratio of under 6%, a Tier I risk-based ratio of under 3% or a leverage ratio of under 3%; and (5) a “critically undercapitalized” institution has a leverage ratio of 2% or less. Institutions in any of the three undercapitalized categories would be prohibited from declaring dividends or making capital distributions. The FDIC regulations also establish procedures for “downgrading” an institution to a lower capital category based on supervisory factors other than capital. As of December 31, 2003 and 2002, the most recent notifications from the FDIC categorized each of the Banks as “well capitalized” under current regulations.

Loans

     Inter-agency guidelines adopted by federal bank regulators mandate that financial institutions establish real estate lending policies with maximum allowable real estate loan-to-value limits, subject to an allowable amount of non-conforming loans as a percentage of capital. The Banks adopted the federal guidelines as their maximum allowable limits in 2001; however, policy exceptions are permitted for real estate loan customers with justification.

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

Executive Officers Of United

     Executive Officers of United are elected by the Board of Directors annually and serve at the pleasure of the Board of Directors.

     The Executive Officers of United, and their ages, positions with United and terms of office as of February 29, 2004, are as follows:

Name (age)	Position with United	Officer of United Since

Jimmy C. Tallent (51)	President, Chief Executive Officer and Director of United	1988

Guy W. Freeman (67)	Executive Vice President of Banking and Director of United	1995

Rex S. Schuette (54)	Executive Vice President and Chief Financial Officer of United since February 2001; prior to joining United, he was Senior Vice President and Chief Accounting Officer of State Street Corporation	2001

Thomas C. Gilliland (56)	Executive Vice President, Secretary, General Counsel and Director of United	1992

Ray K. Williams (58)	Executive Vice President of Risk Management of United since March 2002; prior to joining United, he was a private investor from 1996 to 2002, before that he was Corporate Senior Credit Officer of Bank South Corporation	2002

Craig Metz (48)	Executive Vice President of Marketing of United since August 2002; prior to joining United, he was Executive Vice President of Consumer Marketing Services of Assurant Group — Fortis Company	2002

William M. Gilbert (51)	Senior Vice President of Retail Banking of United since June 2003; prior to this, he was President of United Community Bank - Summerville	2003

     None of the above officers is related and there are no arrangements or understandings between them and any other person pursuant to which any of them was elected as an officer, other than arrangements or understandings with directors or officers of United acting solely in their capacities as such.

ITEM 2. PROPERTIES.

     The executive offices of United are located at 220 Earnest Street, Blairsville, Georgia. United leases this property. The Banks conduct business from facilities primarily owned by the respective banks, all of which are in a good state of repair and appropriately designed for use as banking facilities. The Banks provide services or perform operational functions at 87 locations, of which 68 locations are owned and 19 are leased. Note 7 to United’s Consolidated Financial Statements includes additional information regarding amounts invested in premises and equipment.

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

PART II

ITEM 5. MARKET FOR UNITED’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Stock. On March 18, 2002, United began trading on The Nasdaq Stock Market under the symbol UCBI. Previously, the stock was not listed on an exchange, nor was it included on an automated quotation system. The closing price for the period ended December 31, 2003 was $32.87. Below is a schedule of high and low stock sales prices for all quarters in 2003 and 2002. For periods prior to March 18, 2002, prices are based on high and low bid information known to United.

Stock Price Information

(All prior period amounts have been restated to reflect the 2 for 1 stock split effective May 29, 2002)

	2003		2002

	High	Low	High	Low

First quarter	$27.00	$22.00	$28.60	$19.00
Second quarter	27.00	23.06	30.00	23.96
Third quarter	30.03	24.51	29.55	23.15
Fourth quarter	35.90	27.76	27.00	21.73

     At March 10, 2004, there were approximately 8,700 shareholders of record.

     Stock Split. On May 29, 2002, United effected a two-for-one stock split in the form of a 100% stock dividend for shareholders of record May 15, 2002. All financial statements and per share amounts included in the financial statements and accompanying notes have been restated to reflect the change in the number of shares outstanding as of the beginning of the earliest period presented.

     Dividends. United declared cash dividends of $.30, $.25 and $.20 per common share in 2003, 2002 and 2001, respectively. Federal and state laws and regulations impose restrictions on the ability of United and the Banks to pay dividends. Additional information regarding this item is included in Note 15 to the Consolidated Financial Statements and under the heading of “Supervision and Regulation” in Part I of this report.

ITEM 6. SELECTED FINANCIAL DATA
UNITED COMMUNITY BANKS, INC.
Selected Financial Information
For the Years Ended December 31,

(in thousands, except per share							5 Year
data; taxable equivalent)	2003	2002	2001	2000	1999	1998	CAGR

INCOME SUMMARY
Interest revenue	$209,338	$195,932	$210,036	$213,115	$171,211	$135,706
Interest expense	70,600	76,357	100,874	116,591	90,242	67,664

Net interest revenue	138,738	119,575	109,162	96,524	80,969	68,042	15%
Provision for loan losses	6,300	6,900	6,000	7,264	5,966	3,014
Fee revenue	38,184	30,734	25,267	18,867	15,693	12,979	24

Total revenue	170,622	143,409	128,429	108,127	90,696	78,007	17
Operating expenses (1)	107,900	91,124	83,906	74,043	63,505	53,104	15

Income before taxes	62,722	52,285	44,523	34,084	27,191	24,903	20
Income taxes	23,247	19,505	16,208	12,337	9,938	9,253

Net operating income	39,475	32,780	28,315	21,747	17,253	15,650	20
Merger-related charges, net of tax	1,357	—	1,084	7,230	1,155	—

Net income	$38,118	$32,780	$27,231	$14,517	$16,098	$15,650	19

OPERATING PERFORMANCE (1)
Earnings per common share:
Basic	$1.73	$1.53	$1.33	$1.05	$.86	$.78	17
Diluted	1.68	1.48	1.30	1.03	.84	.77	17
Return on tangible equity (3)	19.24%	17.88%	18.19%	16.74%	16.37%	16.59%
Return on assets	1.06	1.11	1.10	.89	.81	1.00
Efficiency ratio	60.89	60.66	62.52	64.15	66.07	66.20
Dividend payout ratio	17.34	16.34	15.04	14.24	11.68	9.55
GAAP PERFORMANCE Per common share:
Basic earnings	$1.67	$1.53	$1.28	$.70	$.80	$.78	16
Diluted earnings	1.62	1.48	1.25	.69	.78	.77	16
Cash dividends declared	.30	.25	.20	.15	.10	.075	32
Book value	12.70	10.34	8.97	7.40	5.91	5.86	17
Tangible book value (3)	9.77	9.74	8.10	6.74	5.89	5.40	13
Key performance ratios:
Return on equity (2)	14.79%	16.54%	16.08%	10.04%	13.46%	14.91%
Return on assets	1.02	1.11	1.05	.59	.75	1.00
Net interest margin	3.99	4.33	4.51	4.16	4.07	4.69
Dividend payout ratio	17.96	16.34	15.63	21.28	12.50	9.55
Equity to assets	7.21	7.01	6.81	5.58	5.47	6.78
Tangible equity to assets (3)	6.02	6.60	6.18	5.49	5.19	6.27
ASSET QUALITY
Allowance for loan losses	$38,655	$30,914	$27,124	$24,698	$20,043	$14,402
Non-performing assets	7,589	8,019	9,670	6,716	3,652	2,274
Net charge-offs	4,097	3,111	4,578	2,976	2,147	1,016
Allowance for loan losses to loans	1.28%	1.30%	1.35%	1.38%	1.28%	1.20%
Non-performing assets to total assets	.19	.25	.35	.27	.15	.13
Net charge-offs to average loans	.15	.14	.25	.18	.15	.09
AVERAGE BALANCES
Loans	$2,753,451	$2,239,875	$1,854,968	$1,683,403	$1,391,858	$1,089,792	20
Investment securities	667,211	464,468	489,332	586,222	555,832	315,677	16
Earning assets	3,476,030	2,761,265	2,419,080	2,319,389	1,987,825	1,452,740	19
Total assets	3,721,284	2,959,295	2,585,290	2,453,250	2,139,594	1,565,315	19
Deposits	2,743,087	2,311,717	2,010,105	1,941,496	1,659,534	1,328,843	16
Stockholders’ equity	268,446	207,312	176,144	136,810	117,064	106,096	20
Common shares outstanding:
Basic	22,754	21,375	21,127	20,600	20,158	19,998
Diluted	23,501	22,161	21,749	21,194	20,842	20,610
AT PERIOD END
Loans	$3,015,997	$2,381,798	$2,007,990	$1,792,055	$1,564,148	$1,203,495	20
Investment securities	659,891	559,390	470,176	508,266	589,697	443,321	8
Earning assets	3,796,332	3,029,409	2,554,530	2,352,475	2,195,712	1,678,016	18
Total assets	4,068,834	3,211,344	2,749,257	2,528,879	2,384,678	1,813,004	18
Deposits	2,857,449	2,385,239	2,116,499	1,995,865	1,869,379	1,432,224	15
Stockholders’ equity	299,373	221,579	194,665	158,388	119,312	115,364	21
Common shares outstanding	23,526	21,263	21,511	21,028	20,189	19,672

(1)	Excludes pre-tax merger-related and restructuring charges totaling $2.1 million, or $.06 per diluted common share, recorded in 2003; $1.6 million, or $.05 per diluted common share, recorded in 2001; $10.6 million, or $.34 per diluted common share, recorded in 2000; and $1.8 million, or $.06 per diluted common share, recorded in 1999.

(2)	Net income available to common stockholders divided by average realized common equity which excludes accumulated other comprehensive income.

(3)	Excludes effect of acquisition related intangibles and associated amortization.

UNITED COMMUNITY BANKS, INC.
Selected Financial Information (continued)

	2003

(in thousands, except per share	Fourth	Third	Second	First
data; taxable equivalent)	Quarter	Quarter	Quarter	Quarter

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
INCOME SUMMARY
Interest revenue	$53,943	$53,731	$53,261	$48,403
Interest expense	17,098	17,446	18,467	17,589

Net interest revenue	36,845	36,285	34,794	30,814
Provision for loan losses	1,800	1,500	1,500	1,500
Fee revenue	9,090	10,401	10,316	8,377

Total revenue	44,135	45,186	43,610	37,691
Operating expenses (1)	27,572	28,712	27,699	23,917

Income before taxes	16,563	16,474	15,911	13,774
Income taxes	5,959	6,110	6,014	5,164

Net operating income	10,604	10,364	9,897	8,610
Merger-related charges, net of tax	383	—	428	546

Net income	$10,221	$10,364	$9,469	$8,064

OPERATING PERFORMANCE (1)
Earnings per common share:
Basic	$.45	$.44	$.43	$.40
Diluted	.44	.43	.42	.39
Return on tangible equity (3)	19.72%	19.94%	19.54%	17.79%
Return on assets	1.06	1.06	1.06	1.07
Efficiency ratio	59.81	61.34	61.40	61.03
Dividend payout ratio	16.67	17.05	17.44	18.75
GAAP PERFORMANCE
Per common share:
Basic earnings	$.43	$.44	$.41	$.38
Diluted earnings	.42	.43	.40	.37
Cash dividends declared	.075	.075	.075	.075
Book value	12.70	12.31	12.22	11.09
Tangible book value (3)	9.77	9.66	9.55	9.59
Key performance ratios:
Return on equity (2)	14.19%	14.90%	14.76%	15.50%
Return on assets	1.02	1.06	1.01	1.00
Net interest margin	3.96	3.97	3.99	4.05
Dividend payout ratio	17.44	17.05	18.29	19.74
Equity to assets	7.41	7.35	7.19	6.84
Tangible equity to assets (3)	5.82	5.85	6.03	6.47
ASSET QUALITY
Allowance for loan losses	$38,655	$37,773	$37,353	$33,022
Non-performing assets	7,589	7,998	8,232	7,745
Net charge-offs	918	1,080	1,069	1,030
Allowance for loan losses to loans	1.28%	1.29%	1.31%	1.30%
Non-performing assets to total assets	.19	.20	.21	.22
Net charge-offs to average loans	.12	.15	.16	.17
AVERAGE BALANCES
Loans	$2,959,626	$2,881,375	$2,742,952	$2,422,542
Investment securities	699,059	664,523	689,384	614,981
Earning assets	3,695,197	3,629,819	3,497,851	3,072,719
Total assets	3,961,384	3,888,141	3,756,689	3,269,481
Deposits	2,843,600	2,826,900	2,829,986	2,466,801
Stockholders’ equity	293,464	285,790	269,972	223,599
Common shares outstanding:
Basic	23,506	23,408	22,853	21,218
Diluted	24,260	24,123	23,592	21,957
AT PERIOD END
Loans	$3,015,997	$2,918,412	$2,861,481	$2,546,001
Investment securities	659,891	634,421	660,625	658,546
Earning assets	3,796,332	3,676,018	3,642,545	3,304,232
Total assets	4,068,834	3,942,139	3,905,929	3,579,004
Deposits	2,857,449	2,790,331	2,870,926	2,723,574
Stockholders’ equity	299,373	289,713	285,500	245,699
Common shares outstanding	23,526	23,488	23,311	22,037

[Additional columns below]

[Continued from above table, first column(s) repeated]

	2002

(in thousands, except per share	Fourth	Third	Second	First
data; taxable equivalent)	Quarter	Quarter	Quarter	Quarter

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
INCOME SUMMARY
Interest revenue	$48,579	$49,076	$49,326	$48,951
Interest expense	18,964	18,942	18,761	19,690

Net interest revenue	29,615	30,134	30,565	29,261
Provision for loan losses	1,800	1,800	1,800	1,500
Fee revenue	8,784	7,727	7,302	6,921

Total revenue	36,599	36,061	36,067	34,682
Operating expenses (1)	23,005	22,551	23,195	22,373

Income before taxes	13,594	13,510	12,872	12,309
Income taxes	5,034	5,109	4,773	4,589

Net operating income	8,560	8,401	8,099	7,720
Merger-related charges, net of tax	—	—	—	—

Net income	$8,560	$8,401	$8,099	$7,720

OPERATING PERFORMANCE (1)
Earnings per common share:
Basic	$.40	$.39	$.38	$.36
Diluted	.39	.38	.36	.35
Return on tangible equity (3)	17.68%	17.88%	18.05%	17.94%
Return on assets	1.08	1.12	1.12	1.12
Efficiency ratio	59.94	59.66	61.25	61.83
Dividend payout ratio	15.63	16.03	16.45	17.36
GAAP PERFORMANCE
Per common share:
Basic earnings	$.40	$.39	$.38	$.36
Diluted earnings	.39	.38	.36	.35
Cash dividends declared	.0625	.0625	.0625	.0625
Book value	10.34	10.01	9.71	9.11
Tangible book value (3)	9.74	9.41	9.10	8.50
Key performance ratios:
Return on equity (2)	16.42%	16.56%	16.67%	16.52%
Return on assets	1.08	1.12	1.12	1.12
Net interest margin	4.03	4.31	4.51	4.51
Dividend payout ratio	15.63	16.03	16.45	17.36
Equity to assets	6.92	7.15	6.95	7.02
Tangible equity to assets (3)	6.53	6.74	6.53	6.58
ASSET QUALITY
Allowance for loan losses	$30,914	$30,300	$29,190	$28,134
Non-performing assets	8,019	9,591	9,221	9,130
Net charge-offs	1,186	690	745	490
Allowance for loan losses to loans	1.30%	1.30%	1.29%	1.31%
Non-performing assets to total assets	.25	.31	.31	.32
Net charge-offs to average loans	.20	.12	.14	.10
AVERAGE BALANCES
Loans	$2,358,021	$2,300,681	$2,211,980	$2,085,153
Investment securities	507,548	435,033	443,168	472,055
Earning assets	2,919,613	2,780,276	2,717,074	2,624,650
Total assets	3,138,747	2,976,509	2,911,514	2,806,575
Deposits	2,408,773	2,378,656	2,286,231	2,169,845
Stockholders’ equity	217,051	212,703	202,319	196,895
Common shares outstanding:
Basic	21,293	21,392	21,407	21,407
Diluted	22,078	22,233	22,383	22,063
AT PERIOD END
Loans	$2,381,798	$2,331,862	$2,269,973	$2,153,743
Investment securities	559,390	460,673	426,076	443,476
Earning assets	3,029,409	2,908,577	2,823,262	2,680,066
Total assets	3,211,344	3,142,393	3,014,608	2,871,843
Deposits	2,385,239	2,386,962	2,340,376	2,256,236
Stockholders’ equity	221,579	215,430	209,587	196,703
Common shares outstanding	21,263	21,345	21,414	21,400

(1)	Excludes pre-tax merger-related charges totaling $580,000 or $.02 per diluted common share, $668,000 or $.02 per diluted common share and $840,000 or $.02 per diluted common share recorded in the fourth, second and first quarters, respectively

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

     Net operating income, excluding merger-related charges, was $39.5 million in 2003, an increase of 20% from the $32.8 million earned in 2002. Diluted operating earnings per common share were $1.68 for 2003, compared with $1.48 for 2002, an increase of 14%. Operating return on tangible equity for 2003 was 19.24%, compared with 17.88% for 2002. Operating return on assets for 2003 was 1.06% as compared to 1.11% in 2002.

     Earnings for 2003 were influenced by acquisitions, strong loan growth and historically low interest rates. Growth in the loan portfolio drove the $19.2 million or 16% increase in net interest revenue despite a 34 basis point decrease in the net interest margin caused by lower interest rates. The majority of the decrease in the net interest margin decline related to the recent low interest rate environment during 2002 when the net interest margin fell from 4.51% in the first quarter to 4.03% in the fourth quarter. During 2003, the net interest margin stabilized and remained close to the 4.00% level through the year. Despite a slow national economy, United’s markets remained vibrant allowing United to enjoy strong business growth. Loan growth during 2003 occurred across all of United’s markets with the majority of the growth occurring in the commercial and construction categories.

     United chose not to aggressively compete for higher-priced retail time deposits, growth in deposits did not keep pace with the growth in loans. Instead, United increased in the use of wholesale borrowings to fund loan growth. Pricing on those funding sources was more favorable than retail time deposits and the rate characteristics could be more closely matched to the new loans. This allowed United to preserve its interest rate risk profile as slightly asset sensitive. Most of the increase in wholesale borrowings came in the form of Federal Home Loan Bank advances, federal funds purchased and brokered time deposits.

     Credit quality remained superior with most credit quality indicators showing improvement over 2002. Nonperforming assets, which includes nonaccrual loans, loans past due more than 90 days and foreclosed real estate, were down $430,000 from 2002, despite an increase in loans of $634 million. As a result, nonperforming assets at December 31, 2003 represent .19% of total assets compared with .25% at the end of 2002. Net charge offs as a percentage of average loans were .15% compared with .14% for 2002. Management believes that United’s outstanding credit quality is the result of a combination of factors, most important of which is United’s community bank structure that consists of community bank presidents and local boards of directors who know their markets and their customers. The majority of United’s loans are secured by real estate located within United’s geographic footprint. These markets have shown economic strength relative to the national economy, as reflected in a strong housing market and rising real estate values.

     Fee revenue increased $7.5 million or 24% from 2002, driven primarily by acquisitions, an increase in mortgage refinancing activity and an increase in service charges and fees on deposit accounts. The low interest rate environment of 2003 had a very positive impact on the mortgage lending business, driving mortgage loan and related fees to $10.5 million in 2003 from $7.8 million in 2002. Refinancing activity peaked in the second and third quarters as long term interest rates dropped to their lowest levels in decades. Service charges and fees continued to increase due to the popularity of new deposit products and services and an increase in the number of deposit accounts and transaction volume. In the fourth quarter, United incurred losses from the prepayment of Federal Home Loan Bank (“FHLB”) advances that were offset by gains from the sale of securities. The prepayment of the FHLB advances and the securities sales were both part of a balance sheet management strategy to improve United’s interest rate risk profile and increase net interest revenue.

     Operating expenses, excluding the $2.1 million in merger-related charges, were up $17 million or 18% from 2002 reflecting the additional operating expenses of the two banks and three branches acquired in 2003. Excluding the operating expenses of the acquired banks and branches, operating expenses were up approximately 7% from 2002 primarily due to the increase in core business volume. Aside from the acquisitions, headcount at the end of 2003 was held to an increase of only five staff from December 31, 2002.

     On May 29, 2002, United effected a two-for-one stock split in the form of a 100% stock dividend for shareholders of record May 15, 2002. All financial statements and per share amounts included in the financial statements and accompanying notes for periods prior to May 29, 2002 have been restated to reflect the change in the number of shares outstanding as of the beginning of the earliest period presented.

Critical Accounting Policies

     The accounting and reporting policies of United and its subsidiaries are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry. Application of these principles requires management to make estimates or judgments that affect the amounts reported in the financial statements and the accompanying notes. These estimates are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates or judgments. Certain policies inherently have a greater reliance on the use of estimates, and as such have a greater possibility of producing results that could be materially different than originally reported.

     Estimates or judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record the valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available. When third-party information is not available, valuation adjustments are estimated in good faith by management primarily through the use of internal cash flow modeling techniques.

     The most significant accounting policies for United are presented in Note 1 to the consolidated financial statements. These policies, along with the disclosures presented in the other financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Management views critical accounting policies to be those that are highly dependent on subjective or complex judgments, estimates and assumptions, and were changes in those estimates and assumptions could have a significant impact on the financial statements. Management currently views the determination of the allowance for loan losses to be the only critical accounting policy.

     The allowance for loan losses represents management’s estimate of probable credit losses inherent in the loan portfolio. Estimating the amount of the allowance for loan losses requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on non-impaired loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on the consolidated balance sheet. Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance. A provision for loan losses is charged to operations based on management’s periodic evaluation of the factors previously mentioned, as well as other pertinent factors.

     The allowance for loan losses consists of an allocated component and an unallocated component. The components of the allowance for loan losses represent an estimation done pursuant to either Statement of Financial Accounting Standards (SFAS) No. 5, Accounting for Contingencies, or SFAS 114, Accounting by Creditors for Impairment of a Loan. The allocated component of the allowance for loan losses reflects expected losses resulting from analyses developed through specific credit allocations for individual loans and historical loss experience for each loan category. The specific credit allocations are based on regular analyses of all loans over a fixed-dollar amount where the internal credit rating is at or below a predetermined classification. These analyses involve a high degree of judgment in estimating the amount of loss associated with specific loans, including estimating the amount and timing of future cash flows and collateral values. The historical loss element is determined using the average of actual losses incurred over the prior two years for each type of loan. The historical loss experience is adjusted for known changes in economic conditions and credit quality trends such as changes in the amount of past due and nonperforming loans. The resulting loss allocation factors are applied to the balance of each type of loan after removing the balance of impaired loans from each category. The loss allocation factors are updated quarterly. The allocated component of the allowance for loan losses also includes consideration of concentrations of credit and changes in portfolio mix.

     The unallocated portion of the allowance reflects management’s estimate of probable inherent but undetected losses within the portfolio due to uncertainties in economic conditions, delays in obtaining information, including unfavorable information about a borrower’s financial condition, the difficulty in identifying triggering events that correlate perfectly to subsequent loss rates, and risk factors that have not yet manifested themselves in loss allocation factors. In addition, the unallocated allowance includes a component that accounts for the inherent imprecision in loan loss estimation based on historical loss experience. United has grown through acquisitions, expanded the geographic footprint in which it operates, and changed its portfolio mix in recent years. As a result, historical loss experience data used to establish allocation estimates may not precisely correlate to the current portfolio. Also, loss data representing a complete economic cycle is not available for all sectors. Uncertainty surrounding the strength and timing of economic cycles also affects estimates of loss. The historical losses used in developing loss allocation factors may not be representative of actual unrealized losses inherent in the portfolio.

     There are many factors affecting the allowance for loan losses; some are quantitative while others require qualitative judgment. Although management believes its process for determining the allowance adequately considers all the potential factors that could potentially result in credit losses, the process includes subjective elements and may be susceptible to significant change. To the extent actual outcomes differ from management estimates, additional provision for loan losses could be required that could adversely affect earnings or financial position in future periods.

     Additional information on United’s loan portfolio and allowance for loan losses can be found in the sections of Management’s Discussion and Analysis titled “Asset Quality and Risk Elements” and “Nonperforming Assets” and in the sections of Part I, Item 1 titled “Lending Policy” and “Loan Review and Non-performing Assets”. Note 1 to the consolidated financial statements includes additional information on United’s accounting policies related to the allowance for loan losses.

Mergers and Acquisitions

     On November 7, 2001, United completed the acquisition of Peoples Bancorp, Inc. (“West Georgia”), a single-bank holding company located in Carrollton, Georgia. United exchanged 716,252 shares of common stock in exchange for all outstanding shares of West Georgia. The transaction was recorded as a purchase, with the results of operations of West Georgia included in earnings from the date of merger.

     On March 31, 2003, United completed the acquisition of First Central Bancshares, Inc. (“First Central”), a bank holding company headquartered in Lenoir City, Tennessee, and its wholly-owned Tennessee bank subsidiary, First Central Bank. On March 31, 2003, First Central Bank had assets of $195 million, including purchase accounting related intangibles. United exchanged 821,160 shares of its common stock valued at $20.6 million and approximately $9 million in cash for all of the outstanding shares. First Central Bank’s name was changed to United Community Bank Tennessee.

     On May 1, 2003, United completed the acquisition of First Georgia Holding, Inc. (“First Georgia”), a bank holding company headquartered in Brunswick, Georgia, and its wholly-owned Georgia subsidiary, First Georgia Bank. On May 1, 2003, First Georgia Bank had assets of $303 million, including purchase accounting related intangibles. United exchanged 1,177,298 shares of its common stock valued at $29.3 million and approximately $12.8 million in cash for all of the outstanding shares. First Georgia Bank was merged into UCB-Georgia, and operates as a separate community bank.

     On October 24, and November 14, 2003, United completed the acquisition of three branches from another financial institution in western North Carolina in Avery, Mitchell and Graham counties. These branches complimented United’s existing western North Carolina markets and were a natural extension of its existing franchise. United paid a premium for each branch of between 7% and 11% of average deposits.

Merger-Related and Restructuring Charges

     During 2003, United recorded merger-related charges of $2.1 million for the purchases of First Central, First Georgia and the three branches in western North Carolina. The charges were included in operating expenses.

     During the fourth quarter of 2001, United recorded merger-related charges of $1.6 million in connection with the acquisition and integration of West Georgia. The charges were included in operating expenses for 2001.

     The charges are discussed further in Note 3 to the consolidated financial statements. These charges have been excluded from the presentation of operating earnings. Management believes operating earnings provide a helpful measure for assessing financial performance trends.

     The table below presents a reconciliation of United’s operating earnings to earnings for the years 2003 and 2001 using accounting principles generally accepted in the United States of America (GAAP). There were no merger-related or restructuring charges in 2002.

Table 1 - Operating Earnings to GAAP Earnings Reconciliation

	2003	2001

Merger charges included in expenses:
Salaries and employee benefits - severance and related costs	$135	$433
Occupancy - disposal of premises and equipment	—	306
Professional fees	885	173
Contract termination costs	566	255
Other merger-related expenses	502	450

Total merger-related charges	2,088	1,617
Income tax effect of above charges	731	533

After-tax effect of merger-related charges	$1,357	$1,084

Net Income Reconciliation
Net operating income	$39,475	$28,315
After-tax effect of merger-related charges	(1,357)	(1,084)

Net income (GAAP)	$38,118	$27,231

Basic Earnings Per Share Reconciliation
Basic operating earnings per share	$1.73	$1.33
Per share effect of merger-related charges	(.06)	(.05)

Basic earnings per share (GAAP)	$1.67	$1.28

Diluted Earnings Per Share Reconciliation
Diluted operating earnings per share	$1.68	$1.30
Per share effect of merger-related charges	(.06)	(.05)

Diluted earnings per share (GAAP)	$1.62	$1.25

Results of Operations

     The remainder of this financial discussion focuses on operating earnings which exclude merger-related charges. Management believes operating earnings provide a meaningful basis for analysis. For additional information on merger-related and restructuring charges, refer to the section on “Merger-Related and Restructuring Charges” immediately preceding this section and Note 3 to the Consolidated Financial Statements.

Net Interest Revenue (Taxable Equivalent)

     Net interest revenue (the difference between the interest earned on assets and the interest paid on deposits and other liabilities) is the single largest component of United’s revenue. United actively manages this revenue source to provide an optimal level of revenue while balancing interest rate risk, credit and liquidity risks. Net interest revenue totaled $138.7 million in 2003, an increase of $19.2 million, or 16% from the level recorded in 2002. Net interest revenue for 2002 increased $10.4 million or 10% over the 2001 level.

     The main driver of this increase was loan growth. Average loans increased $514 million, or 23%, from last year. This loan growth was primarily driven by core loan growth of approximately $300 million across existing markets, with the balance of the growth due to the acquisitions of First Central Bank, First Georgia Bank and the branches in western North Carolina (collectively, the “2003 Acquisitions”). Year-end loan balances increased $634 million from year-end 2002. Of this increase, $123 million was across markets in north Georgia, $59 million was in western North Carolina, $125 million was in the metro Atlanta market, $105 million was in Tennessee related to the acquisition of First Central Bank and $222 million was in coastal Georgia, primarily related to the acquisition of First Georgia Bank.

     Average interest-earning assets for the year increased $715 million, or 26%, over 2002. The increase reflects the core growth in loans and acquisitions, as well as an increase in the investment securities portfolio. The majority of the increase in interest-earning assets was funded by interest-bearing sources as the increase in average interest-bearing liabilities for the year was approximately $632 million over 2002.

     The banking industry uses two key ratios to measure relative profitability of net interest revenue, which are the interest rate spread and the net interest margin. The interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest bearing liabilities. The interest rate spread eliminates the impact of non-interest bearing deposits and other non-interest bearing funding sources and gives a direct perspective on the effect of market interest rate movements. The net interest margin is defined as net interest revenue as a percentage of total average earning assets which includes the positive impact of funding a portion of earning assets with customers’ non-interest bearing deposits and with stockholders’ equity.

     For 2003, 2002 and 2001, United’s net interest spread was 3.71%, 3.95% and 3.90%, respectively, while the net interest margin was 3.99%, 4.33% and 4.51%, respectively. The decline in the net interest margin reflects the continuation of the historically low rate environment, which reduces the relative value of non-interest bearing sources of funds. Since United’s balance sheet had remained asset sensitive during most of 2002, primarily due to growth in floating rate loans, the declining rate environment had a greater effect on interest-earning assets than on interest-bearing liabilities causing compression in the net interest spread and margin. Combined with a flat yield curve, the low rate environment resulted in reinvestment of maturing fixed rate loans and securities at rates lower than the assets they were replacing. At December 31, 2003, United had approximately $1.4 billion in loans indexed to the daily Prime Rate as published in the Wall Street Journal compared with $1.0 billion a year ago. The effect of the margin compression was partially offset by improvement in asset mix caused by the increase in loans. United has also actively managed liability pricing and mix to offset the reduction in asset yields. Over the last five quarters, net interest margin has stabilized near the 4.00% level.

     The average yield on interest-earning assets for 2003 was 6.02%, compared with 7.10% in 2002. The main driver of this decrease was the average loan yield which was down 96 basis points, as well as the average yield on taxable securities which was down 151 basis points. The shift toward floating rate loans contributed to the decline caused by the lower rate environment. In the fourth quarter of 2002, United began purchasing securities to increase net interest revenue and reduce the interest rate sensitivity of the balance sheet. Although the securities purchases have a positive impact on net interest revenue, they contributed partially to the net interest margin compression that occurred in late 2002 since they were purchased at a yield lower than the existing portfolio.

     The average cost of interest-bearing liabilities for 2003 was 2.31%, compared with 3.15% in 2002. The decrease was primarily due to lower rates paid on interest-bearing demand deposits and savings accounts, lower pricing on new and renewed time deposits and lower rates on FHLB advances. United lowered deposit pricing to offset rate reductions initiated by the Federal Reserve in November 2002 and June 2003. Additionally, United continued to experience strong loan growth in 2003, which outpaced the growth of core deposits. Instead of funding with certificates of deposit, United turned to lower cost funding sources such as FHLB advances and brokered time deposits. This resulted in some intentional runoff in non-brokered certificates of deposit over the last few quarters.

     The following table shows the relationship between interest revenue and interest expense and the average balances of interest-earning assets and interest-bearing liabilities for the three years ended December 31, 2003.

Table 2 — Average Consolidated Balance Sheet and Net Interest Margin Analysis

For the Years Ended December 31,
(In thousands, taxable equivalent)

	2003			2002

	Average		Avg.	Average		Avg.
	Balance	Interest	Rate	Balance	Interest	Rate

Assets:
Interest-earning assets:
Loans, net of unearned income (1)(2)	$2,753,451	$179,699	6.53%	$2,239,875	$167,869	7.49%
Taxable securities (3)	605,020	23,944	3.96	394,280	21,578	5.47
Tax-exempt securities (1)	62,191	4,639	7.46	70,188	5,276	7.52
Federal funds sold and other interest-earning assets	55,368	1,056	1.91	56,922	1,209	2.12

Total interest-earning assets	3,476,030	209,338	6.02	2,761,265	195,932	7.10

Non-interest-earning assets:
Allowance for loan losses	(36,065)			(29,414)
Cash and due from banks	72,497			73,920
Premises and equipment	79,826			68,033
Other assets	128,996			85,491

Total assets	$3,721,284			$2,959,295

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
Transaction accounts	$784,945	$7,831	1.00	$642,692	$11,515	1.79
Savings deposits	127,125	369	.29	98,501	508	.52
Certificates of deposit	1,463,085	39,752	2.72	1,270,506	45,206	3.56

Total interest-bearing deposits	2,375,155	47,952	2.02	2,011,699	57,229	2.84

Federal Home Loan Bank advances	532,518	15,271	2.87	310,323	13,863	4.47
Long-term debt and other borrowings	146,510	7,377	5.04	99,960	5,265	5.27

Total borrowed funds	679,028	22,648	3.34	410,283	19,128	4.66

Total interest-bearing liabilities	3,054,183	70,600	2.31	2,421,982	76,357	3.15

Non-interest-bearing liabilities:
Non-interest-bearing deposits	367,932			300,017
Other liabilities	30,723			29,984

Total liabilities	3,452,838			2,751,983

Stockholders’ equity	268,446			207,312

Total liabilities and stockholders’ equity	$3,721,284			$2,959,295

Net interest revenue		$138,738			$119,575

Net interest-rate spread			3.71%			3.95%

Net interest margin (4)			3.99%			4.33%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	2001

	Average		Avg.
	Balance	Interest	Rate

Assets:
Interest-earning assets:
Loans, net of unearned income (1)(2)	$1,854,968	$175,178	9.44%
Taxable securities (3)	412,506	27,095	6.57
Tax-exempt securities (1)	76,826	5,357	6.97
Federal funds sold and other interest-earning assets	74,780	2,406	3.22

Total interest-earning assets	2,419,080	210,036	8.68

Non-interest-earning assets:
Allowance for loan losses	(26,231)
Cash and due from banks	57,675
Premises and equipment	58,426
Other assets	76,340

Total assets	$2,585,290

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
Transaction accounts	$466,375	$12,628	2.71
Savings deposits	91,412	1,392	1.52
Certificates of deposit	1,180,463	65,270	5.53

Total interest-bearing deposits	1,738,250	79,290	4.56

Federal Home Loan Bank advances	275,758	15,559	5.64
Long-term debt and other borrowings	96,755	6,025	6.23

Total borrowed funds	372,513	21,584	5.79

Total interest-bearing liabilities	2,110,763	100,874	4.78

Non-interest-bearing liabilities:
Non-interest-bearing deposits	271,855
Other liabilities	26,528

Total liabilities	2,409,146

Stockholders’ equity	176,144

Total liabilities and stockholders’ equity	$2,585,290

Net interest revenue		$109,162

Net interest-rate spread			3.90%

Net interest margin (4)			4.51%

(1)	Interest revenue on tax-exempt securities and loans has been increased to reflect comparable interest on taxable securities and loans. The rate used was 39%, reflecting the statutory federal rate and the federal tax adjusted state tax rate.

(2)	Included in the average balance of loans outstanding are loans where the accrual of interest has been discontinued.

(3)	Securities available for sale are shown at amortized cost. Pretax unrealized gains of $11.5 million in 2003, $10.4 million in 2002, and $7.8 million in 2001 are included in other assets for purposes of this presentation.

(4)	Net interest margin is taxable equivalent net-interest revenue divided by average interest-earning assets.

     The following table shows the relative impact on net interest revenue of changes in the average outstanding balances (volume) of earning assets and interest bearing liabilities and the rates earned and paid by United on such assets and liabilities.

Table 3 - Change in Interest Revenue and Interest Expense

(in thousands, taxable equivalent)

	2003 Compared to 2002			2002 Compared to 2001
	Increase (decrease)			Increase (decrease)
	due to changes in			due to changes in

	Volume	Rate	Total	Volume	Rate	Total

Interest-earning assets:
Loans	$35,310	$(23,480)	$11,830	$32,588	$(39,897)	$(7,309)
Taxable securities	9,430	(7,064)	2,366	(1,155)	(4,362)	(5,517)
Tax-exempt securities	(597)	(40)	(637)	(152)	71	(81)
Federal funds sold and other interest revenue	(32)	(121)	(153)	(494)	(703)	(1,197)

Total interest-earning assets	44,111	(30,705)	13,406	30,787	(44,891)	(14,104)

Interest-bearing liabilities:
Transaction accounts	2,172	(5,856)	(3,684)	3,922	(5,035)	(1,113)
Savings deposits	122	(261)	(139)	100	(984)	(884)
Certificates of deposit	6,219	(11,673)	(5,454)	4,666	(24,730)	(20,064)

Total interest-bearing deposits	8,513	(17,790)	(9,277)	8,688	(30,749)	(22,061)

FHLB advances	7,557	(6,149)	1,408	1,798	(3,494)	(1,696)
Long-term debt and other borrowings	2,353	(241)	2,112	194	(954)	(760)

Total borrowed funds	9,910	(6,390)	3,520	1,992	(4,448)	(2,456)

Total interest-bearing liabilities	18,423	(24,180)	(5,757)	10,680	(35,197)	(24,517)

Increase (decrease) in net interest revenue	$25,688	$(6,525)	$19,163	$20,107	$(9,694)	$10,413

     Any variance attributable jointly to volume and rate changes is allocated to the volume and rate variance in proportion to the relationship of the absolute dollar amount of the change in each.

Provision for Loan Losses

     The provision for loan losses was $6.3 million in 2003, compared with $6.9 million in 2002, and $6.0 million in 2001. The provision as a percentage of average outstanding loans for 2003, 2002 and 2001 was .23%, .31% and .32%, respectively. The ratio of net loan charge-offs to average outstanding loans for 2003 was .15%, compared with .14% for 2002, and .25% for 2001. The provision for loan losses for each year is the amount management believes is necessary to position the allowance for loan losses at an amount adequate to absorb losses inherent in the loan portfolio as of the balance sheet date.

     The provision for loan losses is based on management’s evaluation of inherent risks in the loan portfolio and the corresponding analysis of the allowance for loan losses. Additional discussions on loan quality and the allowance for loan losses are included in the Asset Quality section of this report and Note 1 to the Consolidated Financial Statements.

Fee Revenue

     Total fee revenue for 2003 was $38.2 million, compared with $30.7 million in 2002 and $25.3 million in 2001. Fee revenue was approximately 22% of total revenue for 2003, compared with 21% for 2002 and 20% for 2001. The following table presents the components of fee revenue for 2003, 2002 and 2001.

Table 4 - Fee Revenue

For the Years Ended December 31,
(in thousands)

				Change
	2003	2002	2001	2003-2002

Service charges and fees	$18,288	$13,465	$9,913	36%
Mortgage loan and related fees	10,515	7,751	6,179	36
Consulting fees	4,399	4,612	4,658	(5)
Brokerage fees	1,921	1,875	1,286	2
Securities gains, net	497	637	214
Other	2,564	2,394	3,017	7

Total fee revenue	$38,184	$30,734	$25,267	24

     Comparability between current and prior years is affected by the 2003 Acquisitions. Earnings for the 2003 Acquisitions are included in consolidated earnings after their respective acquisition dates. The 2003 Acquisitions contributed approximately $4.0 million in fee revenue, mostly service charges and fees and mortgage loan and related fees. Excluding the contributions of recent mergers, fee revenue for the year grew approximately 11% compared to 2002.

     Total deposit service charges and fees for 2003 were $18.3 million compared with $13.5 million in 2002. The increase in service charges and fees was primarily due to the 2003 Acquisitions and new products and services introduced in 2002, as well as an increase in the number of accounts and transaction activity and the growth in ATM fees. Excluding acquisitions, the growth in service charges and fees was approximately 16%

     Mortgage loan and related fees for 2003 were $10.5 million, up 36% over the amount in 2002. Mortgage loan originations were up $63 million over 2002, as mortgage rates fell from their already low levels. Substantially all of the mortgages were subsequently sold into the secondary market, including the right to service these loans. United does not service loans for others.

     Other fee revenue for 2003 and 2002 included losses of $787 thousand and $552 thousand, respectively, for the early prepayment of fixed rate FHLB advances. The prepayment penalties, which were recorded as a reduction of fee revenue, were offset substantially by securities gains that were taken as part of the ongoing balance sheet management activities. The fixed rate advances were replaced with brokered deposits and other primarily floating rate sources of wholesale funds that more closely matched the rate characteristics of the mostly prime-based loans that were made during the year.

Operating Expense

     Total operating expenses, excluding merger-related charges, were $107.9 million in 2003 as compared with $91.1 million in 2002 and $83.9 million in 2001. Operating expenses for 2003 and 2001 exclude $2.1 million and $1.6 million, respectively, of merger-related charges. These charges primarily consisted of professional fees, contract termination costs and systems conversion costs that are described in more detail in the section of Management’s Discussion and Analysis titled “Merger-Related and Restructuring Charges”. Operating expenses for the 2003 Acquisitions accounted for $10 million of the increase over 2002, leaving the underlying core expense growth rate (excluding acquisitions) at 9%. The following table presents the components of operating expenses for the three years ended December 31, 2003.

Table 5 - Operating Expenses

For the Years Ended December 31,
(in thousands)

				Change
	2003	2002	2001	2003-2002

Salaries and employee benefits	$68,044	$57,735	$49,982	18%
Occupancy	8,783	8,261	8,011	6
Communications and equipment	8,601	6,555	5,986	31
Postage, printing and supplies	4,439	3,731	4,452	19
Professional fees	3,910	3,368	3,406	16
Advertising and public relations	3,068	2,994	2,764	2
Amortization of intangibles	1,065	340	763
Other	9,990	8,140	8,542	23

Total	107,900	91,124	83,906	18
Merger-related charges	2,088	—	1,617

Total operating expenses	$109,988	$91,124	$85,523	21

     Salaries and benefits for 2003 totaled $68 million, up $10.3 million, or 18% over 2002. The 2003 Acquisitions accounted for approximately $6 million of the increase, with remainder due to normal merit increases and higher incentive costs related primarily to the growth in mortgage loan fee revenue.

     Communications and equipment expense of $8.6 million were up $2 million, or 31%, over 2002. Excluding mergers, the costs increased 21%, mainly due to higher costs for investments in software, telecommunications and other technology equipment over last year.

     Postage, printing and supplies expense of $4.4 million was up 19% compared to 2002. This increase was mostly due to the 2003 Acquisitions.

     Professional fees of $3.9 million were up 16%, over 2002. The increase was mostly due to the higher level of business activity during 2003.

     The $.7 million increase in intangible costs reflects the increase in amortization of core deposit intangibles that were recorded in connection with the 2003 acquisitions. United recorded $11.4 million in core deposit intangibles in 2003 associated with the 2003 Acquisitions. Those core deposit intangibles are being amortized straight line over ten years.

     Other expenses for 2003 of $10 million were up $1.9 million, or 23% compared to 2002. Excluding the impact of the 2003 Acquisitions, other expenses increased approximately $.6 million, or 8%, due to core business growth.

     The efficiency ratio measures total operating expenses as a percentage of total revenue and excludes the provision for loan losses, net securities gains (losses), and merger-related charges. The FHLB prepayment losses taken during the fourth quarters of 2003 and 2002 are also excluded from the efficiency ratio calculation since they were part of the same balance sheet restructuring activities that resulted in the securities gains. United’s efficiency ratio for 2003 was 60.89% as compared with 60.66% and 62.52% for 2002 and 2001, respectively. The increase in the efficiency ratio from 2002 is primarily due to the margin compression that began in the latter half of 2002 that slowed the growth in net interest revenue.

Income Taxes

     Income tax expense, including tax benefits relating to merger and restructuring charges, was $20.4 million in 2003 compared with $17.1 million in 2002 and $13.5 million in 2001. The effective tax rates (as a percentage of pre-tax net income) for 2003, 2002 and 2001 were 34.8%, 34.3% and 33.2%, respectively. These effective tax rates are lower than the statutory tax rate primarily due to interest revenue on certain investment securities and loans that are exempt from income taxes and tax credits received on affordable housing investments. The effective tax rate has increased over the three year period as tax exempt interest income on securities and loans has declined as a proportion of pre-tax earnings. Additional information regarding income taxes can be found in Note 13 to the Consolidated Financial Statements.

Fourth Quarter Discussion

     Taxable equivalent net interest revenue for the fourth quarter of 2003 rose $7.2 million, or 24%, to $36.8 million from the same period a year ago. The 2003 Acquisitions contributed approximately $4.0 million of this increase, leaving the core growth rate at approximately 12%. Taxable equivalent net interest margin for the fourth quarter was 3.96% versus 4.03% a year ago.

     The 2003 fourth quarter provision for loan losses was $1.8 million, unchanged from a year earlier. Non-performing assets totaled $7.6 million, down $.4 million from a year ago, while loans outstanding increased $634 million. Non-performing assets as a percentage of total assets were .19% at December 31, 2003, compared with .25% at December 31, 2002.

     Fee revenue of $9.1 million for the fourth quarter of 2003 increased $.3 million, or 3%, from $8.8 million a year ago. Mortgage loan and related fees were $1.8 million and down $.9 million from a year ago, due to the lower level of mortgage refinancing activity caused by a rise in long-term interest rates in the latter half of 2003. Service charges and fees on deposit accounts were $5.0 million, up $1.4 million due to the recent acquisitions, increasing popularity of new products and services introduced last year, and growth in transactions and new accounts. Fee revenue was reduced by net charges of $150,000, representing $787,000 in charges for the early prepayment of fixed rate FHLB advances that were partially offset by taking securities gains of $622,000. Both transactions were part of the same overall balance sheet management strategy. A similar strategy and restructuring took place in the fourth quarter of 2002.

     Operating expenses, excluding merger-related charges, were $27.6 million, up $4.6 million, or 20%, from the fourth quarter of 2002. Included in the fourth quarter of 2003 were normal operating expenses for the 2003 Acquisitions, which totaled approximately $3.9 million, leaving the underlying core expense growth rate under 4%. Salaries and employees benefits of $17.4 million increased $2.4 million, or 16%, with approximately $2.0 million of this increase resulting from the 2003 Acquisitions. The balance of the increase was due to normal merit increases for staff that was partially offset by lower incentive compensation associated with the slowdown in mortgage refinancing activities. Communications and equipment expenses of $2.3 million increased $.4 million, or 24%, primarily resulting from the 2003 Acquisitions. Excluding the 2003 Acquisitions, communications and equipment expenses increased approximately 9%, due to depreciation and amortization costs for software, telecommunications, and technology equipment added over the last twelve months. Increases in all other operating expense categories were primarily due to the acquisitions and business growth.

Balance Sheet Review

     Total assets at December 31, 2003 were $4.1 billion, an increase of $857 million, or 27%, from December 31, 2002. The 2003 Acquisitions added approximately $510 million to total assets. On an average basis, total assets increased $762 million, or 26%, from 2002 to 2003. Average interest earning assets for 2003 were $3.5 billion, compared with $2.8 billion for 2002, an increase of 26%.

Loans

     Total loans averaged $2.8 billion in 2003, compared with $2.2 billion in 2002, an increase of 23%. At December 31, 2003, total loans were $3.0 billion, an increase of $634 million, or 27%, from December 31, 2002. The 2003 Acquisitions added approximately $320 million in balances to the loan portfolio. Over the past year, United has experienced strong loan growth in all markets, with particular strength in loans secured by real estate, both residential and non-residential. Approximately $227 million of the increase from 2002 occurred in construction and land development loans which is comprised of approximately 80% residential and 20% commercial, including $65 million from the east Tennessee and coastal Georgia acquisitions. Growth was also strong in residential real estate loans and commercial loans secured by real estate which grew $189 million and $164 million, respectively, from December 31, 2002. Residential real estate loans of $136 million and commercial loans secured by real estate of $68 million were added through the acquisitions of First Central Bank and First Georgia Bank. The following table presents a summary of the loan portfolio by category over that period.

Table 6 - Loans Outstanding

As of December 31,
(in thousands)

	2003	2002	2001	2000	1999

Commercial (commercial and industrial)	$190,189	$140,515	$146,754	$177,009	$151,112
Commercial (secured by real estate)	776,591	612,926	541,184	476,797	411,575

Total commercial	966,780	753,441	687,938	653,806	562,687
Construction (secured by real estate)	927,087	700,007	451,713	256,886	211,034
Residential mortgage	981,961	793,284	722,588	717,828	623,215
Installment	140,169	135,066	145,751	163,535	167,212

Total loans	$3,015,997	$2,381,798	$2,007,990	$1,792,055	$1,564,148

As a percentage of total loans:
Commercial (commercial and industrial)	6%	6%	7%	10%	10%
Commercial (secured by real estate)	26	26	27	27	26

Total commercial	32	32	34	37	36
Construction (secured by real estate)	31	29	23	14	13
Residential mortgage	32	33	36	40	40
Installment	5	6	7	9	11

Total	100%	100%	100%	100%	100%

     Substantially all loans are to customers located in Georgia, North Carolina and Tennessee, the immediate market areas of United and approximately 98% of the loans are secured by real estate and other hard assets (including customers who have a seasonal residence in United’s market areas).

     As of December 31, 2003, United’s 25 largest credit relationships consisted of loans and loan commitments ranging from $6.9 million to $14.6 million, with an aggregate total credit exposure of $284.9 million, including $46 million in unfunded commitments, and $238.9 million in balances outstanding. All of these customers were underwritten in accordance with United’s credit quality standards and structured in order to minimize potential exposure to loss.

     The following table sets forth the maturity distribution of commercial and construction loans, including the interest rate sensitivity for loans maturing greater than one year, as of December 31, 2003. United’s loan policy does not permit automatic roll-over of matured loans.

Table 7 - Loan Portfolio Maturity

As of December 31, 2003
(in thousands)

					Rate Structure for Loans
	Maturity				Maturing Over One Year

	One Year	One through	Over Five		Fixed	Floating
	or Less	Five Years	Years	Total	Rate	Rate

Commercial (commercial and industrial)	$97,020	$79,475	$13,694	$190,189	$87,014	$6,155
Construction (secured by real estate)	649,642	204,029	73,416	927,087	239,881	37,564

Total	$746,662	$283,504	$87,110	$1,117,276	$326,895	$43,719

Asset Quality and Risk Elements

     United manages asset quality and controls credit risk through diversification of the loan portfolio and the application of policies designed to promote sound underwriting and loan monitoring practices. United’s credit administration function is charged with monitoring asset quality, establishing credit policies and procedures and managing the consistent application of these policies and procedures at all of the Banks. Additional information on United’s loan administration function is included in Item 1 under the heading Loan Review and Non-performing Assets.

     The provision for loan losses is based on management’s judgment of the amount necessary to maintain the allowance at a level adequate to absorb probable losses. The amount each year is dependent upon many factors including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies and other credit quality trends, management’s assessment of loan portfolio quality, the value of collateral, and economic factors and trends. The evaluation of these factors is performed by United’s credit administration through analysis of the adequacy of the allowance for loan losses.

     Reviews of non-performing, past due loans and larger credits, designed to identify potential charges to the allowance for loan losses, as well as determine the adequacy of the allowance, are conducted on a regular basis during the year. These reviews are performed by the responsible lending officers, a separate loan review function or the special assets department with consideration of such factors as the customer’s financial position, prevailing and anticipated economic conditions and other pertinent factors.

     The following table presents a summary of changes in the allowance for loan losses for each of the past five years.

Table 8 - Allowance for Loan Losses

Years Ended December 31,
(in thousands)

	2003	2002	2001	2000	1999

Balance beginning of period	$30,914	$27,124	$24,698	$20,043	$14,402
Provision for loan losses	6,300	6,900	6,000	7,631	5,966
Allowance for loan losses acquired from subsidiaries at merger date	5,538	—	1,004	—	1,822
Charge-offs:
Commercial (commercial and industrial)	1,183	493	1,826	676	362
Commercial (secured by real estate)	538	820	663	13	—
Construction (secured by real estate)	369	110	175	—	4
Residential mortgage	1,367	1,265	752	554	782
Installment	1,812	1,615	2,107	2,494	2,038

Total loans charged-off	5,269	4,303	5,523	3,737	3,186

Recoveries:
Commercial (commercial and industrial)	259	290	129	167	180
Commercial (secured by real estate)	92	51	56	—	—
Construction (secured by real estate)	36	30	32	—	5
Residential mortgage	283	196	166	59	331
Installment	502	626	562	535	523

Total recoveries	1,172	1,193	945	761	1,039

Net charge-offs	4,097	3,110	4,578	2,976	2,147

Balance end of period	$38,655	$30,914	$27,124	$24,698	$20,043

Total loans:
At year-end	$3,015,997	$2,381,798	$2,007,990	$1,792,055	$1,564,148
Average	2,753,451	2,239,875	1,854,968	1,683,403	1,391,858
Allowance as a percentage of year- end loans	1.28%	1.30%	1.35%	1.38%	1.28%
As a percentage of average loans:
Net charge-offs	.15%	.14%	.25%	.18%	.15%
Provision for loan losses	.23%	.31%	.32%	.45%	.43%
Allowance as a percentage of non-performing loans	583%	459%	315%	444%	700%

     Management believes that the allowance for loan losses at December 31, 2003 is adequate to absorb losses inherent in the loan portfolio. This assessment involves uncertainty and judgment; therefore, the adequacy of the allowance for loan losses cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examination of the Banks, may require additional charges to the provision for loan losses in future periods if the results of their review warrant such additions.

Non-performing Assets

     Non-performing loans, which include non-accrual loans and accruing loans past due over 90 days, totaled $6.6 million at year-end 2003, compared with $6.7 million at December 31, 2002. There is no concentration of non-performing loans attributable to any specific industry. At December 31, 2003, the ratio of non-performing loans to total loans was .22%, compared with .28% at year-end 2002. Non-performing assets, which include non-performing loans and foreclosed real estate, totaled $7.6 million at December 31, 2003, compared with $8 million at year-end 2002.

     United’s policy is to place loans on non-accrual status when, in the opinion of management, the principal and interest on a loan is not likely to be repaid in accordance with the loan terms or when the loan becomes 90 days past due and is not both well secured and in the process of collection. When a loan is placed on non-accrual status, interest previously accrued but not collected is reversed against current interest revenue. Depending on management’s evaluation of the borrower and loan collateral, interest revenue on a non-accrual loan may be recognized on a cash basis as payments are received.

     There were no commitments to lend additional funds to customers whose loans were on non-accrual status at December 31, 2003. The table below summarizes non-performing assets at year-end for the last five years.

Table 9 - Non-Performing Assets

As of December 31,
(in thousands)

	2003	2002	2001	2000	1999

Non-accrual loans	$6,627	$6,732	$8,610	$4,605	$2,106
Loans past due 90 days or more and still accruing	—	1	—	956	758

Total non-performing loans	6,627	6,733	8,610	5,561	2,864
Other real estate owned	962	1,286	1,060	1,155	788

Total non-performing assets	$7,589	$8,019	$9,670	$6,716	$3,652

Total non-performing loans as a percentage of total loans	.22%	.28%	.43%	.31%	.18%
Total non-performing assets as a percentage of total assets	.19	.25	.35	.27	.15

     At December 31, 2003 and 2002, there were $536,000 and $2.0 million, respectively, of loans classified as impaired under the definition outlined in SFAS No. 114. Specific reserves allocated to these impaired loans totaled $118,000 at December 31, 2003, and $591,000 at December 31, 2002. The average recorded investment in impaired loans for the years ended December 31, 2003 and 2002 was $1.8 million and $3.7 million, respectively. United’s policy is to recognize interest revenue on a cash basis for loans classified as impaired under SFAS No. 114.

Investment Securities

     The composition of the investment securities portfolio reflects United’s investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of revenue. The securities portfolio also provides a balance to interest rate risk in other categories of the balance sheet while providing a vehicle for the investment of available funds, furnishing liquidity, and supplying securities to pledge as required collateral for certain deposits.

     Total securities available for sale increased $101 million from the end of 2002. Half of the increase from 2002 was due to the additional securities added by the 2003 Acquisitions. Late in 2002, United began purchasing securities as part of a program to help stabilize the interest rate sensitivity of the balance sheet and to increase net interest revenue. This program continued into the first quarter accounting for remaining increase in securities. At December 31, 2003, the average duration of the investment portfolio was 3.18 years compared with 2.55 years at December 31, 2002. The following table shows the carrying value of United’s securities as of December 31, 2003 and 2002.

Table 10 - Carrying Value of Investment Securities

As of December 31,
(in thousands)

	2003	2002

Securities available for sale:
U.S. Government agencies	$366,479	$216,517
State and political subdivisions	59,347	72,499
Mortgage-backed securities	229,901	263,740
Other	4,164	6,634

Total securities available for sale	$659,891	$559,390

     The investment securities portfolio consists of U.S. Government and agency securities, municipal securities, and U.S. Government sponsored agency mortgage-backed securities. A mortgage-backed security relies on the underlying mortgage pools of loans to provide a cash flow of principal and interest. The actual maturities of these securities will differ from the contractual maturities because the loans underlying the security may prepay without prepayment penalties. Decreases in long-term interest rates will generally cause an acceleration of prepayment levels. In a declining interest rate environment, proceeds may not be able to be reinvested in assets that have comparable yields.

     At December 31, 2003, United had 35% of its total investment securities portfolio in mortgage backed pass-through securities, compared with 47% at December 31, 2002. United did not have securities of any issuer in excess of 10% of equity at year-end 2003 or 2002, excluding U.S. Government issues. Other mortgage-backed securities, including collateralized mortgage obligations, represented 8% of the total securities portfolio at December 31, 2003, compared with 6% at year-end 2002. See Note 5 to the Consolidated Financial Statements for further discussion of investment portfolio and related fair value and maturity information.

Deposits

     Total average deposits for 2003 were $2.7 billion, an increase of $431 million, or 19% from 2002. Average non-interest bearing demand deposit accounts increased $68 million, or 23%, and average interest bearing transaction accounts increased $142 million, or 22%, from 2002. Average time deposits for 2003 were $1.5 billion, up from $1.3 billion in 2002.

     Time deposits of $100,000 and greater totaled $406 million at December 31, 2003, compared with $370 million at year-end 2002. United utilizes “brokered” time deposits, issued in certificates of less than $100,000, as an alternative source of cost-effective funding. Average brokered time deposits outstanding in 2003, 2002 and 2001 were $275 million, $145 million and $59 million, respectively. The average rate paid on brokered time deposits in 2003, 2002 and 2001 was 2.20%, 2.70% and 6.11%, respectively. Total interest expense on time deposits of $100,000 and greater during 2003 was approximately $11 million.

     The following table sets forth the scheduled maturities of time deposits of $100,000 and greater and brokered time deposits at December 31, 2003.

Table 11 - Maturities of Time Deposits of $100,000 and Greater and Brokered Deposits

As of December 31, 2003
(in thousands)

$100,000 and greater:
Three months or less	$106,029
Three to six months	92,773
Six to twelve months	84,477
Over one year	122,869

Total	$406,148

Brokered deposits
Three months or less	$56,247
Three to six months	27,937
Six to twelve months	71,258
Over one year	81,434

Total	$236,876

Wholesale Funding

     At December 31, 2003, UCB-Georgia and UCB-North Carolina were shareholders in FHLB of Atlanta. Through this affiliation, secured advances totaling $635 million were outstanding at rates competitive with time deposits of like maturities. United anticipates continued utilization of this short and long-term source of funds to minimize interest rate risk. The FHLB advances outstanding at December 31, 2003 had both fixed and floating interest rates ranging from .52% to 7.81%. Approximately 44% of the FHLB advances mature prior to December 31, 2004. Additional information regarding FHLB advances, including scheduled maturities, is provided in Note 10 to the consolidated financial statements.

Liquidity Management

     The primary objective of liquidity management is to ensure that sufficient funding is available, at reasonable cost, to meet ongoing operational cash needs. While the desired level of liquidity will vary depending upon a number of factors, it is the primary goal of United to maintain a sufficient level of liquidity in reasonably foreseeable economic environments. Liquidity is defined as the ability of a bank to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management involves maintaining United’s ability to meet the daily cash flow requirements of the Banks’ customers, both depositors and borrowers.

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

     The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and the maturities and sales of securities. Mortgage loans held for sale totaled $10.8 million at December 31, 2003, and typically turn over every 45 days as closed loans are sold to investors in the secondary market. Construction and commercial loans that mature in one year or less amounted to $747 million, or 25%, of the loan portfolio at December 31, 2003.

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

     United has available lines of credit at its holding company with other financial institutions totaling $85 million. At December 31, 2003, $45 million was outstanding on those lines, and United had sufficient qualifying collateral to increase FHLB advances by $121 million. United’s internal policy limits brokered deposits to 25% of total deposits, excluding the brokered deposits. At December 31, 2003, United had the capacity to increase brokered deposits by $418 million and still remain within this limit. In addition to these wholesale sources, United has the ability to attract retail deposits at any time by competing more aggressively on pricing.

     The following table shows United’s contractual obligations and other commitments as of December 31, 2003.

Table 12 - Contractual Obligations and Other Commitments

As of December 31, 2003
(in thousands)

	Maturity By Years

	Total	1 or Less	1 to 3	3 to 5	Over 5

Contractual Cash Obligations
FHLB Advances	$635,420	$281,405	$160,500	$82,249	$111,266
Long-term debt and other borrowings	152,596	46,996	3,100	—	102,500
Operating leases	7,010	1,638	2,734	1,897	741

Total contractual cash obligations	$795,026	$330,039	$166,334	$84,146	$214,507

Other Commitments
Lines of credit	$527,988	$315,672	$105,673	$4,424	$102,219
Commercial letters of credit	12,100	9,955	2,130	15	—

Total other commitments	$540,088	$325,627	$107,803	$4,439	$102,219

     As disclosed in United’s consolidated statements of cash flows, net cash provided by operating activities was $74 million during 2003. The major sources of cash provided by operating activities were net income and a reduction in mortgages held for sale, partially offset by changes in other assets and other liabilities. Net cash used in investing activities of $318 million consisted primarily of the net increase in loans of $319 million, a net increase in securities of $69 million and cash received from acquisitions of $83 million. Net cash provided by financing activities provided the remainder of funding sources for 2003. The $298 million of net cash provided by financing activities consisted primarily of a net increase in FHLB advances of $139 million, an increase of $82 million in federal funds purchased and repurchase agreements, a $41 million increase in notes payable and other borrowings, and proceeds from issuance of subordinated debt of $35 million. In the opinion of management, United’s liquidity position at December 31, 2003, is sufficient to meet its expected cash flow requirements.

Off-Balance Sheet Arrangements

     United is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of customers. These financial instruments include commitments to extend credit, letters of credit and financial guarantees.

     A commitment to extend credit is an agreement to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Letters of credit and financial guarantees are conditional commitments issued to guarantee a customer’s performance to a third party and have essentially the same credit risk as extending loan facilities to customers. Those commitments are primarily issued to local businesses.

     The exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit, letters of credit and financial guarantees is represented by the contractual amount of these instruments. United uses the same credit underwriting procedures for making commitments, letters of credit and financial guarantees as for on-balance sheet instruments. United evaluates each customer’s creditworthiness on a case-by-case basis and the amount of the collateral, if deemed necessary, is based on the credit evaluation. Collateral held varies, but may include unimproved and improved real estate, certificates of deposit, personal property or other acceptable collateral.

     All of these instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The total amounts of these instruments does not necessarily represent future cash requirements because a significant portion of these instruments often expire without being used.

     United is not involved in off-balance sheet contractual relationships, other than those disclosed in this report, that could result in liquidity needs or other commitments, or that could significantly impact earnings. See Notes 2 and 16 to the consolidated financial statements for additional information on off-balance sheet arrangements.

Capital Resources and Dividends

     Stockholders’ equity at December 31, 2003 was $299.4 million, an increase of $77.8 million, or 35%, from December 31, 2002. Accumulated other comprehensive income, which includes unrealized gains and losses on securities available for sale and the unrealized gains and losses on derivatives qualifying as cash flow hedges, was not included in the calculation of regulatory capital adequacy ratios. Excluding the decrease in the accumulated other comprehensive income, stockholders’ equity increased $81.7 million, or 39%, with the 2003 acquisitions adding $50 million of that amount. Dividends of $6.9 million, or $.30 per share, were declared on common stock in 2003, an increase of 20% per share from the amount declared in 2002. The dividend payout ratios based on net income for 2003 and 2002 were 18.0% and 16.3%, respectively; and, excluding merger-related charges, were 17.3% and 16.3%, respectively. United has historically retained earnings in order to provide capital for continued growth and expansion. However, in recognition that cash dividends are an important component of shareholder return, management has increased the payout ratio from 12 to 17% over the past five years and has targeted a long-term payout ratio between 18 and 20% when earnings and capital levels permit.

     In 1996, United issued $3.5 million of convertible subordinated debentures due December 31, 2006 (the “2006 Debentures”). The 2006 Debentures bear interest at the rate of 25 basis points over the prime rate, as quoted in the Wall Street Journal, payable quarterly. The 2006 Debentures may be redeemed, in whole or in part at the option of United with 60 days notice, at a redemption price equal to 100% of the principal amount of the debentures to be redeemed plus accrued interest. The holders of the 2006 Debentures have the right, exercisable at any time up to December 31, 2006, to convert such debentures at the principal amount thereof into shares of Common Stock of United at the conversion price of $12.50 per share.

     In 2002, United issued through a private placement, $31.5 million in 6.75% subordinated notes due November 26, 2012. Proceeds from the issuance were used for general business purposes. The notes qualify as Tier II capital under Risk Based Capital Guidelines.

     In 2003, United issued $35 million in subordinated step-up notes due September 30, 2015. The subordinated notes qualify as Tier II capital under risk-based capital guidelines. The notes bear interest at a fixed rate of 6.25% through September 30, 2010, and at a rate of 7.50% thereafter until maturity or earlier redemption. The notes are callable at par on September 30, 2010, and September 30 of each year thereafter until maturity. The proceeds were used for general corporate purposes.

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

     Tier I capital consists of stockholders’ equity, excluding accumulated other comprehensive income and intangible assets (goodwill and deposit-based intangibles), plus qualifying capital securities. United’s Tier I capital totaled $259.1 million at December 31, 2003. Tier II capital components include supplemental capital such as a qualifying allowance for loan losses and qualifying subordinated debt. Tier I capital plus Tier II capital components is referred to as Total Risk-based Capital and was $366.7 million at December 31, 2003. The ratios, as calculated under the guidelines, were 8.41% and 11.91% for Tier I and Total Risk-based Capital, respectively, at December 31, 2003.

     A minimum leverage ratio is required in addition to the risk-based capital standards and is defined as Tier I capital divided by average assets reduced by the amount of goodwill and deposit-based intangibles. A minimum leverage ratio of 3% is required for the highest-rated bank holding companies which are not undertaking significant expansion programs, but the Federal Reserve Board requires a bank holding company to maintain a leverage ratio greater than 3% if it is experiencing or anticipating significant growth or is operating with less diversified risks in the opinion of the Federal Reserve Board. The Federal Reserve Board uses the leverage and risk-based capital ratios to assess capital adequacy of banks and bank holding companies. United’s leverage ratios at December 31, 2003 and 2002 were 6.66% and 7.47%, respectively.

     United monitors these capital ratios to ensure that United and the Banks remain within regulatory guidelines. Further information regarding the actual and required capital ratios of United and the Banks is provided in Note 15 to the consolidated financial statements.

Impact of Inflation and Changing Prices

     A bank’s asset and liability structure is substantially different from that of a general business corporation in that primarily all assets and liabilities of a bank are monetary in nature, with relatively little investment in fixed assets or inventories. Inflation has an important impact on the growth of total assets and the resulting need to increase equity capital at higher than nominal rates in order to maintain an appropriate equity to assets ratio.

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

Outlook

     Management expects internally generated loan growth to continue between 10 to 14% through 2004. Earnings per share are expected to grow at a rate of 12% to 15% based on a stable net interest margin and anticipated loan growth of 10% to 14%. We expect our net interest margin to remain near the 4% level.

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

     United’s net interest revenue, and the fair value of its financial instruments, are influenced by changes in the level of interest rates. United manages its exposure to fluctuations in interest rates through policies established by the ALCO. The ALCO meets periodically and has responsibility for approving asset/liability management policies, formulating and implementing strategies to improve balance sheet positioning and/or earnings and reviewing United’s interest rate sensitivity.

     One of the tools management utilizes to estimate the sensitivity of net interest revenue to changes in interest rates is an interest rate simulation model. Such estimates are based upon a number of assumptions for each scenario, including the level of balance sheet growth, deposit repricing characteristics and the rate of prepayments. The simulation model measures the potential change in net interest revenue over a twelve-month period under six interest rate scenarios. The first scenario assumes rates remain flat over the next twelve months and is the scenario that all others are compared to in order to measure the change in net interest revenue. The second scenario is a most likely scenario that projects the most likely change in rates over the next twelve months based on the slope of the yield curve. United models ramp scenarios that assume gradual increases and decreases of 200 basis points each over the next twelve months. United has a policy for net interest revenue simulation based on rate movements of up 200 basis points ramp over twelve months and down 200 basis points ramp over twelve months from the flat rate scenario. The policy limits net interest revenue to a 10% decrease in either scenario. At both December 31, 2003 and 2002, United’s simulation model indicated that a 200 basis point increase in rates over the next twelve months would cause an approximate 1% increase in net interest revenue and a 200 basis point decrease in rates over the next twelve months would cause an approximate 3% decrease in net interest revenue.

     Interest rate sensitivity is a function of the repricing characteristics of the portfolio of assets and liabilities. These repricing characteristics are the time frames within which the interest-earning assets and interest-bearing liabilities are subject to change in interest rates either at replacement, repricing or maturity during the life of the instruments. Interest rate sensitivity management focuses on the maturity structure of assets and liabilities and their repricing characteristics during periods of changes in market interest rates. Effective interest rate sensitivity management seeks to ensure that both assets and liabilities respond to changes in interest rates within an acceptable timeframe, thereby minimizing the impact of interest rate changes on net interest revenue. Interest rate sensitivity is measured as the difference between the volumes of assets and liabilities in United’s current portfolio that are subject to repricing at various time horizons: immediate; one to three months; four to twelve months; one to five years; over five years, and on a cumulative basis. The differences are known as interest sensitivity gaps.

     The following table shows interest sensitivity gaps for these different intervals as of December 31, 2003.

Table 13 - Interest Rate Gap Sensitivity

As of December 31, 2003

(in thousands)

	Interest Sensitivity Periods in Months
	Immediate	1 to 3	4 to 12	13 to 60	Over 60	Total

Interest earning assets:
Interest bearing deposits with banks	$68,374	$—	$—	$—	$—	$68,374
Securities	—	74,960	220,366	287,438	77,127	659,891
Mortgage loans held for sale	10,756	—	—	—	—	10,756
Loans	1,353,403	490,196	694,266	458,870	19,262	3,015,997
Other interest-earning assets	—	—	—	—	41,314	41,314

Total interest-earning assets	1,432,533	565,156	914,632	746,308	137,703	3,796,332

Interest bearing liabilities:
Demand deposits	846,022	—	—	—	—	846,022
Savings deposits	140,619	—	—	—	—	140,619
Time deposits	—	359,220	626,258	472,642	379	1,458,499
Fed funds purchased/repurchase agreements	102,849	—	—	—	—	102,849
FHLB advances	276,406	80,117	348	168,507	110,042	635,420
Long-term debt	46,996	—	—	3,100	102,500	152,596

Total interest-bearing liabilities	1,412,892	439,337	626,606	644,249	212,921	3,336,005

Interest rate swaps, net	197,000	—	—	—	—	197,000
Non-interest bearing sources of funds	—	—	—	—	412,309	412,309

Interest sensitivity gap	(177,359)	125,819	288,026	102,059	(487,527)

Cumulative sensitivity gap	$(177,359)	$(51,540)	$236,486	$338,545	$(148,982)

Cumulative gap percent(1)	-5%	-1%	6%	9%	-4%

(1)  Cumulative interest rate sensitivity position as a percent of total interest-earning assets.

     As demonstrated in the preceding table, 74% of interest-bearing liabilities will reprice within twelve months compared with 77% of interest-earning assets, however such changes may not be proportionate with changes in market rates within each balance sheet category. Changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. The interest rate spread between an asset and its supporting liability can vary significantly even when the timing of repricing for both the asset and the liability remains he same, due to the two instruments repricing according to different indices. This characteristic is referred to as basis risk.

     Varying interest rate environments can create unexpected changes in prepayment levels of assets and liabilities that are not reflected in the interest rate sensitivity gap analysis. These prepayments may have significant impact on the net interest margin. Because of these limitations, an interest sensitivity gap analysis may not provide an accurate assessment of exposure to changes in interest rates.

     The following table presents the contractual maturity of investment securities by maturity date and average yields based on amortized cost (for all obligations on a fully taxable basis) at December 31, 2003. The composition and maturity/repricing distribution of the securities portfolio is subject to change depending on rate sensitivity, capital and liquidity needs.

Table 14 - Expected Maturity of Available for Sale Investment Securities

As of December 31, 2003
(in thousands)

	Maturity By Years

	1 or Less	1 to 5	5 to 10	Over 10	Total

U.S. Government agencies	$20,661	$18,765	$172,877	$154,176	$366,479
State and political subdivisions	5,652	21,702	22,219	9,774	59,347
Other securities (1)	—	5,958	30,324	197,783	234,065

Total securities available for sale	$26,313	$46,425	$225,420	$361,733	$659,891

Weighted average yield (2)	5.80%	6.12%	4.15%	4.60%	4.60%

(1)	Includes mortgage-backed securities

(2)	Based on amortized cost, taxable equivalent basis

     In order to assist in achieving a desired level of interest rate sensitivity, United has entered into off-balance sheet contracts that are considered derivative financial instruments during 2003, 2002 and 2001. Derivative financial instruments can be a cost effective and capital effective means of modifying the repricing characteristics of on-balance sheet assets and liabilities. These contracts consist of interest rate swaps under which United pays a variable rate and receives a fixed rate. The following table presents United’s interest rate swap contracts outstanding at December 31, 2003.

Table 15 - Interest Rate Swap Contracts

As of December 31, 2003
(in thousands)

	Notional	Rate	Rate	Fair
Type/Maturity	Amount	Received	Paid (1)	Value

Cash Flow Contracts
October 24, 2005	$44,000	5.57	4.00	$482
December 4, 2006	15,000	5.85	4.00	100
December 17, 2006	30,000	5.99	4.00	318
October 23, 2007	108,000	6.08	4.00	1,407

Total Cash Flow Contracts	$197,000	5.93	4.00	$2,307

(1)  Based on prime rate at December 31, 2003

     United’s derivative financial instruments are classified as cash flow and fair value hedges. The change in fair value of cash flow hedges is recognized in other comprehensive income. Fair value hedges recognize currently in earnings both the impact of change in the fair value of the derivative financial instrument and the offsetting impact of the change in fair value of the hedged asset or liability. At December 31, 2003, all derivatives were designated as cash flow hedges of prime based loans.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The consolidated financial statements of the registrant and report of independent auditors are included herein as follows:

Porter Keadle Moore, LLP

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders
United Community Banks, Inc.
Blairsville, Georgia

We have audited the accompanying consolidated balance sheet of United Community Banks, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Community Banks, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

Atlanta, Georgia
January 27, 2004

Certified Public Accountants

Suite 1800 · 235 Peachtree Street NE · Atlanta, Georgia 30303 · Phone 404-588-4200 · Fax 404-588-4222 · www.pkm.com

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Consolidated Statement of Income

For the Years Ended December 31, 2003, 2002 and 2001

(in thousands, except per share data)

	2003	2002	2001

Interest revenue:
Loans, including fees	$180,035	$168,192	$175,494
Investment securities:
Taxable	23,944	21,578	27,095
Tax exempt	2,819	3,207	3,571
Federal funds sold and deposits in banks	391	576	1,732

Total interest revenue	207,189	193,553	207,892

Interest expense:
Deposits:
Demand	7,831	11,515	12,628
Savings	369	508	1,392
Time	39,752	45,206	65,270

Total deposit interest expense	47,952	57,229	79,290
Other borrowings	22,648	19,128	21,584

Total interest expense	70,600	76,357	100,874

Net interest revenue	136,589	117,196	107,018
Provision for loan losses	6,300	6,900	6,000

Net interest revenue after provision for loan losses	130,289	110,296	101,018
Fee revenue:
Service charges and fees	18,288	13,465	9,913
Mortgage loan and other related fees	10,515	7,751	6,179
Consulting fees	4,399	4,612	4,658
Brokerage fees	1,921	1,875	1,286
Securities gains, net	497	637	214
Loss on prepayments of borrowings	(787)	(552)	—
Other	3,351	2,946	3,017

Total fee revenue	38,184	30,734	25,267

Total revenue	168,473	141,030	126,285
Operating expenses:
Salaries and employee benefits	68,044	57,735	49,982
Occupancy	8,783	8,261	8,011
Communications and equipment	8,601	6,555	5,986
Postage, printing, and supplies	4,439	3,731	4,452
Professional fees	3,910	3,368	3,406
Advertising and public relations	3,068	2,994	2,764
Amortization of intangibles	1,065	340	763
Merger-related charges	2,088	—	1,617
Other	9,990	8,140	8,542

Total operating expenses	109,988	91,124	85,523

Income before income taxes	58,485	49,906	40,762
Income taxes	20,367	17,126	13,531

Net income	$38,118	$32,780	$27,231

Net income available to common shareholders	$38,052	$32,676	$27,110

Earnings per common share:
Basic	$1.67	$1.53	$1.28
Diluted	1.62	1.48	1.25
Weighted average common shares outstanding (in thousands):
Basic	22,754	21,375	21,127
Diluted	23,501	22,161	21,749

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Consolidated Balance Sheet

As of December 31, 2003 and 2002

(in thousands, except share data)

	2003	2002

Assets
Cash and due from banks	$91,819	$75,027
Interest-bearing deposits in banks	68,374	31,318

Cash and cash equivalents	160,193	106,345
Securities available for sale	659,891	559,390
Mortgage loans held for sale	10,756	24,080
Loans, net of allowance of $38,655 and $30,914	2,977,342	2,350,884
Premises and equipment, net	87,439	70,748
Interest receivable	20,962	20,275
Intangible assets	72,182	12,767
Other assets	80,069	66,855

Total assets	$4,068,834	$3,211,344

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Demand	$412,309	$297,613
Interest-bearing demand	846,022	734,494
Savings	140,619	100,523
Time	1,458,499	1,252,609

Total deposits	2,857,449	2,385,239
Federal funds purchased and repurchase agreements	102,849	20,263
Federal Home Loan Bank advances	635,420	492,130
Other borrowings	152,596	74,911
Accrued expenses and other liabilities	21,147	17,222

Total liabilities	3,769,461	2,989,765

Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $1 par value; $10 stated value; 10,000,000 shares authorized; issued and outstanding 55,900 and 172,600 shares	559	1,726
Common stock, $1 par value; 50,000,000 shares authorized; issued 23,804,382 and 21,805,924 shares	23,804	21,806
Capital surplus	107,854	62,495
Retained earnings	166,887	135,709
Treasury stock, at cost; 278,350 and 542,652 shares	(7,120)	(11,432)
Accumulated other comprehensive income	7,389	11,275

Total stockholders’ equity	299,373	221,579

Total liabilities and stockholders’ equity	$4,068,834	$3,211,344

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders’ Equity
For the Years Ended December 31, 2003, 2002 and 2001
(in thousands, except share data)

	Preferred	Common	Capital
	Stock	Stock	Surplus

Balance, December 31, 2000	$2,874	$21,028	$48,872
Comprehensive income:
Net income	—	—	—
Other comprehensive income:
Unrealized holding gains on securities available for sale (net of deferred tax expense of $2,829)	—	—	—
Reclassification adjustment for gains on securities available for sale included in fee revenue (net of tax expense of $75)	—	—	—
Unrealized gains on derivative financial instruments qualifying as cash flow hedges (net of deferred tax expense of $328)	—	—	—
Comprehensive income
Cash dividends declared ($.20 per share)	—	—	—
Common stock issued for acquisition (716,252 shares)	—	716	12,885
Common stock issued for options (61,774 shares)	—	62	361
Retirement of preferred stock (114,810 shares)	(1,148)	—	—
Treasury stock purchased (294,948 shares)	—	—	—
Reduction of KSOP liability	—	—	711
Cash dividends declared on preferred stock ($.60 per share)	—	—	—

Balance, December 31, 2001	1,726	21,806	62,829
Comprehensive income:
Net income	—	—	—
Other comprehensive income:
Unrealized holding gains on securities available for sale (net of deferred tax expense of $2,251)	—	—	—
Reclassification adjustment for gains on securities available for sale included in fee revenue (net of tax expense of $223)	—	—	—
Unrealized gains on derivative financial instruments qualifying as cash flow hedges (net of deferred tax expense of $1,336)	—	—	—
Comprehensive income
Cash dividends declared ($.25 per share)	—	—	—
Exercise of stock options (66,687 shares)	—	—	(577)
Treasury stock purchased (326,861 shares)	—	—	—
Employee stock grant (12,470 shares)	—	—	—
Tax benefit from options exercised	—	—	243
Cash dividends declared on preferred stock ($.60 per share)	—	—	—

Balance, December 31, 2002	1,726	21,806	62,495
Comprehensive income:
Net income	—	—	—
Other comprehensive income:
Unrealized holding losses on securities available for sale (net of deferred tax benefit of $1,541)	—	—	—
Reclassification adjustment for gains on securities available for sale included in fee revenue (net of tax expense of $174)	—	—	—
Unrealized losses on derivative financial instruments qualifying as cash flow hedges (net of deferred tax benefit of $857)	—	—	—
Comprehensive income
Cash dividends declared ($.30 per share)	—	—	—
Common stock issued for acquisition (1,998,458 shares)	—	1,998	47,893
Exercise of stock options (484,021 shares)	—	—	(3,503)
Treasury stock purchased (251,719 shares)	—	—	—
Conversion of debt (32,000 shares)	—	—	(324)
Tax benefit from options exercised	—	—	1,293
Retirement of preferred stock (116,700 shares)	(1,167)	—	—
Cash dividends declared on preferred stock ($.60 per share)	—	—	—

Balance, December 31, 2003	$559	$23,804	$107,854

[Additional columns below]

[Continued from above table, first column(s) repeated]

			Accumulated
			Other
	Retained	Treasury	Comprehensive
	Earnings	Stock	Income (Loss)	Total

Balance, December 31, 2000	$85,718	$—	$(104)	$158,388
Comprehensive income:
Net income	27,231	—	—	27,231
Other comprehensive income:
Unrealized holding gains on securities available for sale (net of deferred tax expense of $2,829)	—	—	5,288	5,288
Reclassification adjustment for gains on securities available for sale included in fee revenue (net of tax expense of $75)	—	—	(139)	(139)
Unrealized gains on derivative financial instruments qualifying as cash flow hedges (net of deferred tax expense of $328)	—	—	637	637

Comprehensive income	27,231		5,786	33,017
Cash dividends declared ($.20 per share)	(4,238)	—	—	(4,238)
Common stock issued for acquisition (716,252 shares)	(219)	—	—	13,382
Common stock issued for options (61,774 shares)	—	—	—	423
Retirement of preferred stock (114,810 shares)	—	—	—	(1,148)
Treasury stock purchased (294,948 shares)	—	(5,749)	—	(5,749)
Reduction of KSOP liability	—	—	—	711
Cash dividends declared on preferred stock ($.60 per share)	(121)	—	—	(121)

Balance, December 31, 2001	108,371	(5,749)	5,682	194,665
Comprehensive income:
Net income	32,780	—	—	32,780
Other comprehensive income:
Unrealized holding gains on securities available for sale (net of deferred tax expense of $2,251)	—	—	3,812	3,812
Reclassification adjustment for gains on securities available for sale included in fee revenue (net of tax expense of $223)	—	—	(414)	(414)
Unrealized gains on derivative financial instruments qualifying as cash flow hedges (net of deferred tax expense of $1,336)	—	—	2,195	2,195

Comprehensive income	32,780		5,593	38,373
Cash dividends declared ($.25 per share)	(5,338)	—	—	(5,338)
Exercise of stock options (66,687 shares)	—	1,301	—	724
Treasury stock purchased (326,861 shares)	—	(7,227)	—	(7,227)
Employee stock grant (12,470 shares)	—	243	—	243
Tax benefit from options exercised	—	—	—	243
Cash dividends declared on preferred stock ($.60 per share)	(104)	—	—	(104)

Balance, December 31, 2002	135,709	(11,432)	11,275	221,579
Comprehensive income:
Net income	38,118	—	—	38,118
Other comprehensive income:
Unrealized holding losses on securities available for sale (net of deferred tax benefit of $1,541)	—	—	(2,231)	(2,231)
Reclassification adjustment for gains on securities available for sale included in fee revenue (net of tax expense of $174)	—	—	(323)	(323)
Unrealized losses on derivative financial instruments qualifying as cash flow hedges (net of deferred tax benefit of $857)	—	—	(1,332)	(1,332)

Comprehensive income	38,118		(3,886)	34,232
Cash dividends declared ($.30 per share)	(6,874)	—	—	(6,874)
Common stock issued for acquisition (1,998,458 shares)	—	—	—	49,891
Exercise of stock options (484,021 shares)	—	9,825	—	6,322
Treasury stock purchased (251,719 shares)	—	(6,237)	—	(6,237)
Conversion of debt (32,000 shares)	—	724	—	400
Tax benefit from options exercised	—	—	—	1,293
Retirement of preferred stock (116,700 shares)	—	—	—	(1,167)
Cash dividends declared on preferred stock ($.60 per share)	(66)	—	—	(66)

Balance, December 31, 2003	$166,887	$(7,120)	$7,389	$299,373

See accompanying notes to consolidated financial statements

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Consolidated Statement of Cash Flows

For the Years Ended December 31, 2003, 2002 and 2001

(in thousands)

	2003	2002	2001

Operating activities:
Net income	$38,118	$32,780	$27,231
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	14,570	8,559	6,299
Provision for loan losses	6,300	6,900	6,000
Deferred income tax benefit	(1,046)	(848)	(594)
Securities gains, net	(497)	(637)	(214)
Employee stock grant	—	243	—
Change in assets and liabilities, net of effects of purchase acquisitions:
Other assets and interest receivable	(9,731)	(8,427)	(312)
Accrued expenses and other liabilities	8,578	(1,372)	(3,008)
Mortgage loans held for sale	17,739	(7,542)	(10,413)

Net cash provided by operating activities	74,031	29,656	24,989

Investing activities, net of effects of purchase acquisitions:
Proceeds from sales of securities available for sale	50,493	30,385	30,457
Proceeds from maturities and calls of securities available for sale	267,330	217,707	158,317
Purchases of securities available for sale	(387,037)	(333,092)	(129,200)
Net increase in loans	(318,836)	(379,296)	(160,925)
Purchases of premises and equipment	(14,382)	(12,993)	(7,980)
Net cash received from acquisitions	83,109	—	2,895
Cash deposits for life insurance contracts	(20)	—	(942)
Proceeds from sale of other real estate	1,523	2,398	2,406

Net cash used in investing activities	(317,820)	(474,891)	(104,972)

Financing activities, net of effects of purchase acquisitions:
Net change in deposits	7,957	268,740	54,859
Net change in federal funds purchased and repurchase agreements	81,604	(56,951)	24,574
Proceeds from other borrowings	58,341	8,019	14,948
Repayments of other borrowings	(17,056)	(12,799)	(8,000)
Proceeds from FHLB advances	787,600	476,699	149,000
Repayments of FHLB advances	(648,116)	(274,963)	(123,831)
Proceeds from issuance of subordinated debt	35,000	31,500	—
Proceeds from exercise of stock options	6,322	724	423
Retirement of preferred stock	(1,167)	—	(1,148)
Purchase of treasury stock	(6,237)	(7,227)	(5,749)
Cash dividends on common stock	(6,545)	(5,085)	(4,238)
Cash dividends on preferred stock	(66)	(104)	(121)

Net cash provided by financing activities	297,637	428,553	100,717

Net change in cash and cash equivalents	53,848	(16,682)	20,734
Cash and cash equivalents at beginning of year	106,345	123,027	102,293

Cash and cash equivalents at end of year	$160,193	$106,345	$123,027

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)	Summary of Significant Accounting Policies

The accounting principles followed by United Community Banks, Inc. (“United”) and its subsidiaries and the methods of applying these principles conform with accounting principles generally accepted in the United States of America (“GAAP”) and with general practices within the banking industry. The following is a description of the more significant of those policies.

Organization and Basis of Presentation

United is a multi-bank holding company whose business is conducted by its wholly-owned bank subsidiaries. United is subject to regulation under the Bank Holding Company Act of 1956. The consolidated financial statements include the accounts of United Community Banks, Inc. and its wholly-owned commercial bank subsidiaries in Georgia, North Carolina and Tennessee (collectively, the “Banks”), and Brintech, Inc., a financial services consulting subsidiary based in Florida. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Banks are commercial banks that serve markets throughout north Georgia, coastal Georgia, metropolitan Atlanta, western North Carolina and east Tennessee and provide a full range of banking services. The Banks are insured and subject to the regulation of the Federal Deposit Insurance Corporation (“FDIC”) and are also subject to the regulation of state regulatory authorities.

In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the balance sheet and revenue and expenses for the years then ended. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change are the determination of the allowance for loan losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans and the valuation of goodwill and separately identifiable intangible assets associated with mergers and acquisitions.

Cash and Cash Equivalents

Cash equivalents include amounts due from banks, interest-bearing deposits in banks, and federal funds sold. Federal funds are generally sold for one-day periods and interest-bearing deposits in banks mature within a period less than 90 days.

Investment Securities

United classifies its securities in one of three categories: held to maturity, available for sale, or trading. Trading securities are bought and held principally for the purpose of selling them in the near term. Held to maturity securities are those securities for which United has the ability and intent to hold until maturity. All other securities are classified as available for sale. At December 31, 2003 and 2002, all securities were classified as available for sale.

Held to maturity securities are recorded at cost, adjusted for the amortization or accretion of premiums or discounts. Available for sale securities are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, on available for sale securities are excluded from net income and are reported in other comprehensive income as a separate component of stockholders’ equity until realized. Transfers of securities between categories are recorded at fair value at the date of transfer. Unrealized holding gains or losses associated with transfers of securities from held to maturity to available for sale are recorded as a separate component of stockholders’ equity. These unrealized holding gains or losses are amortized into income over the remaining life of the security as an adjustment to the yield in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security.

A decline in the fair value of available for sale and held to maturity securities below cost that is deemed other than temporary is charged to earnings and establishes a new cost basis for the security. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to the yield. Realized gains and losses for securities classified as available for sale and held to maturity are included in net income and derived using the specific identification method for determining the cost of the securities sold.

Federal Home Loan Bank stock and other equity investments are included in other assets at their original cost basis, as cost approximates fair value and there is no ready market for such investments.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued

(1)	Summary of Significant Accounting Policies, continued

Mortgage Loans Held for Sale

Mortgage loans held for sale are carried at the lower of aggregate cost or market value. The amount by which cost exceeds market value is accounted for as a valuation allowance. Changes in the valuation allowance are included in the determination of net income for the period in which the change occurs. No market valuation allowances were required at December 31, 2003 or 2002 since most loans are pre-sold before they are funded, and those loans not presold have market values which approximated the recorded basis.

Loans and Allowance for Loan Losses

All loans are stated at principal amount outstanding, net of any unearned revenue. Interest on loans is primarily calculated by using the simple interest method on daily balances of the principal amount outstanding.

The accrual of interest is discontinued when a loan becomes 90 days past due and is not both well collateralized and in the process of collection, or when management believes, after considering economic and business conditions and collection efforts, that the principal or interest will not be collectible in the normal course of business. When a loan is placed on nonaccrual status, previously accrued and uncollected interest is charged against interest revenue on loans. Generally, payments received on nonaccrual loans are applied to principal.

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

The allowance is composed of general reserves and specific reserves. General reserves are determined by applying loss percentages to the portfolio that are based on historical loss experience and management’s evaluation and “risk grading” of the commercial loan portfolio. Additionally, the general economic and business conditions affecting key lending areas, credit quality trends, collateral values, loan volumes and concentrations, seasoning of the loan portfolio, the findings of internal credit reviews and results from external bank regulatory examinations are included in this evaluation. The need for specific reserves is evaluated on commercial loans that are classified in the Watch, Substandard or Doubtful risk grades, when necessary. The specific reserves are determined on a loan-by-loan basis based on management’s evaluation of United’s exposure for each credit, given the current payment status of the loan and the value of any underlying collateral. Loans for which specific reserves are provided are excluded from the calculation of general reserves.

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

Management believes the allowance for loan losses is adequate at December 31, 2003. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review United’s allowance for loan losses. Such agencies may require United to recognize additions or deductions to the allowance based on their judgment and information available to them at the time of their examination.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed primarily using the straight-line method over the estimated useful lives of the related assets. Costs incurred for maintenance and repairs are expensed as incurred. The range of estimated useful lives for buildings and improvements is 15 to 40 years, for land improvements, 10 to 35 years, and for furniture and equipment, 3 to 10 years.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued

(1)	Summary of Significant Accounting Policies, continued

Goodwill and Other Intangibles

Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in a business combination. Goodwill and other intangible assets deemed to have an indefinite useful life are not amortized but instead are subject to an annual review for impairment. Prior to December 31, 2001, United had amortized goodwill on a straight-line basis over periods not exceeding 25 years. In 2001, United recorded goodwill amortization expense of $423,000.

Also in connection with business combinations involving banks and branch locations, United generally records core deposit intangibles representing the value of the acquired core deposit base. Core deposit intangibles are amortized over the estimated useful life of the deposit base, generally on a straight-line basis not exceeding 15 years. The remaining useful lives of core deposit intangibles are evaluated periodically to determine whether events and circumstances warrant a revision to the remaining period of amortization.

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

Stock-Based Compensation

United’s stock-based compensation plans are accounted for based on the intrinsic value method set forth in Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. Compensation expense for employee stock options is not recognized if the exercise price of the option equals or exceeds the fair value of the stock on the date of grant. Compensation expense for restricted share awards is ratably recognized over the period of service, usually the restricted period, based on the fair value of the stock on the date of grant. The following table illustrates the effect on net income and earnings per share if United had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 to stock-based compensation (in thousands, except per share data):

	2003	2002	2001

Net income available to common shareholders:
As reported	$38,052	$32,676	$27,110
Pro forma	37,594	32,024	26,517
Basic earnings per common share:
As reported	1.67	1.53	1.28
Pro forma	1.65	1.50	1.26
Diluted earnings per common share:
As reported	1.62	1.48	1.25
Pro forma	1.60	1.45	1.23

The weighted average fair value of options at grant date in 2003, 2002, and 2001 was $5.20, $4.85 and $3.95, respectively.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued

(1)	Summary of Significant Accounting Policies, continued

Stock-Based Compensation, continued

The fair value of options granted in 2003 was estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions: dividend yield of 1%; a risk free interest rate of 3.48%; expected volatility of 15%; and, an expected life of 7 years. The fair value of options granted in 2002 was estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions: dividend yield of 1%; a risk free interest rate of 4.25%; expected volatility of 15%; and, an expected life of 7 years. Since United’s Nasdaq trading history dates back only to March 18, 2002, United used the Nasdaq Bank Index to determine volatility. The fair value of options granted prior to 2002 was estimated on the date of grant using the minimum value method with the following weighted average assumptions used for grants in 2001 and 2000: dividend yield of 1%; a risk free interest rate of 5%; and, an expected life of 7 years. The compensation expense included in the proforma results was determined based on the fair value at the time of grant multiplied by the number of options vested during the period, net of tax.

Derivative Instruments and Hedging Activities

United’s interest rate risk-management strategy incorporates the use of derivative instruments to minimize fluctuations in net income that are caused by interest rate volatility. United’s goal is to manage interest rate sensitivity by modifying the repricing or maturity characteristics of certain balance sheet assets and liabilities so that the net interest margin is not, on a material basis, adversely affected by movements in interest rates. United views this strategy as a prudent management of interest rate sensitivity, such that net income is not exposed to undue risk presented by changes in interest rates.

In carrying out this part of its interest rate risk-management strategy, United primarily uses interest rate swap contracts. Interest rate swaps generally involve the exchange of fixed- and variable-rate interest payments between two parties, based on a common notional principal amount and maturity date. United’s hedging strategies involving interest rate swaps are classified as either Fair Value Hedges or Cash Flow Hedges, depending on the rate characteristics of the hedged item.

Fair Value Hedge: As a result of interest rate fluctuations, fixed-rate assets and liabilities will appreciate or depreciate in fair value. When effectively hedged, this appreciation or depreciation will generally be offset by fluctuations in the fair value of the derivative instruments that are linked to the hedged assets and liabilities. This strategy is referred to as a fair value hedge.

Cash Flow Hedge: Cash flows related to floating-rate assets and liabilities will fluctuate with changes in an underlying rate index. When effectively hedged, the increases or decreases in cash flows related to the floating rate asset or liability will generally be offset by changes in cash flows of the derivative instrument designated as a hedge. This strategy is referred to as a cash flow hedge.

By using derivative instruments, United is exposed to credit and market risk. If the counterparty fails to perform, credit risk is equal to the extent of the fair-value gain in a derivative. When the fair value of a derivative contract is positive, this situation generally indicates that the counterparty is obligated to pay United, and, therefore, creates a repayment risk for United. When the fair value of a derivative contract is negative, United is obligated to pay the counterparty and, therefore, it has no repayment risk. United minimizes the credit risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by United, and United requires the counterparty to pledge collateral to cover the positive fair value.

United’s derivative activities are monitored by its asset/liability management committee as part of that committee’s oversight of United’s asset/liability and treasury functions. United’s asset/liability committee is responsible for implementing various hedging strategies that are developed through its analysis of data from financial simulation models and other internal and industry sources. The resulting hedging strategies are then incorporated into the overall interest-rate risk management process.

United recognizes the fair value of derivatives as assets or liabilities in the financial statements. The accounting for the changes in the fair value of a derivative depends on the intended use of the derivative instrument at inception. The change in fair value of instruments used as fair value hedges is accounted for in the net income of the period simultaneous with accounting for the fair value change of the item being hedged. The change in fair value of the effective portion of cash flow hedges is accounted for in other comprehensive income rather than net income. The change in fair value of derivative instruments that are not intended as a hedge is accounted for in the net income of the period of the change.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, continued

(1)	Summary of Significant Accounting Policies, continued

Derivative Instruments and Hedging Activities, continued

As of December 31, 2003, United had cash flow hedges with a notional amount of approximately $197 million for the purpose of converting floating rate assets to fixed rate. As of December 31, 2003, United recorded an asset of approximately $2.3 million for the fair value of these instruments. No hedge ineffectiveness from cash flow hedges was recognized in the statement of income. All components of each derivative’s gain or loss are included in the assessment of hedge effectiveness.

As of December 31, 2002, United had cash flow hedges with a notional amount of approximately $380 million for the purpose of converting floating rate assets to fixed rate. As of December 31, 2002, United recorded an asset of approximately $4.5 million for the fair value of these instruments. No hedge ineffectiveness from cash flow hedges was recognized in the statement of income. All components of each derivative’s gain or loss are included in the assessment of hedge effectiveness.

As of December 31, 2002, United had one fair value hedge with a notional amount of $15 million. This derivative was used to convert fixed rate liabilities to floating rate.

Reclassifications

Certain 2002 and 2001 amounts have been reclassified to conform to the 2003 presentation.

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

Accumulated Other Comprehensive Income

GAAP normally require that recognized revenues, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the consolidated balance sheets, such items with net income, are components of comprehensive income. United presents comprehensive income as a component of the statement of changes in stockholders’ equity.

(2)	Recent Accounting Pronouncements

Employers’ Disclosures about Pensions and Other Postretirement Benefits

In December 2003, the Financial Accounting Standards Board (“FASB”) revised SFAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits. This statement retains the disclosures required by the original SFAS No. 132 and requires additional disclosures about the assets, obligations, cash flows and net periodic benefit costs of defined benefit pension and postretirement plans. In addition, this statement requires interim period disclosure of the components of net period benefit cost and contributions if significantly different from previously reported amounts. United does not currently offer a defined benefit pension plan or other postretirement benefits to its employees, so this standard had no effect on United’s financial position, results of operations or disclosures.

Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This statement establishes standards for classifying and measuring certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. The provisions of SFAS 150 became effective June 1, 2003, for all financial statements created or modified after May 31, 2003, and otherwise became effective as of July 1, 2003. The adoption of this standard did not have a material impact on United’s financial condition, results of operations or liquidity.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, continued

(2)	Recent Accounting Pronouncements, continued

Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, continued

In November 2003, the FASB deferred for an indefinite period the application of the guidance in SFAS 150 to noncontrolling interests that are classified as equity in the financial statements of a subsidiary but would be classified as a liability in the parent’s financial statements under SFAS 150. The deferral is limited to mandatorily redeemable noncontrolling interests associated with finite-lived subsidiaries. Management does not believe any such application entities exist as of December 31, 2003.

Amendment of Statement on Derivative Instruments and Hedging Activities

In April 2003, the FASB issued SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies financial accounting and reporting for derivative instruments and hedging activities under SFAS 133, as well as amends certain other existing FASB pronouncements. In general, SFAS 149 is effective for derivative transactions entered into or modified and for hedging relationships designated after June 30, 2003. The adoption of this standard did not have a material impact on United’s financial condition, results of operations or liquidity.

Consolidation of Variable Interest Entities

In January 2003, the FASB issued FASB Interpretation (“FIN”) 46, which provides guidance on how to identify a Consolidation of Variable Interest Entities (“VIE”) and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE are to be included in an entity’s consolidated financial statements. A VIE exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investors lack one of three characteristics associated with owning a controlling financial interest. Those characteristics include the direct or indirect ability to make decisions about an entity’s activities through voting rights or similar rights, the obligation to absorb the expected losses of an entity if they occur, or the right to receive the expected residual returns of the entity if they occur.

In October 2003, the FASB issued FASB Staff Position FIN 46-6, Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which defers the effective date until December 31, 2003 for calendar year-end companies for applying the provisions of FIN 46 for interests held in entities created or acquired before February 1,2003, with partial early adoption permitted. United will apply the provisions of FIN 46 to its three wholly-owned subsidiary trusts that have issued capital securities to third-party investors and to certain direct and indirect interests in investment partnerships beginning January 1, 2004. The application of FIN 46 will result in the deconsolidation of the three wholly-owned subsidiary trusts. The assets and liabilities of the subsidiary trusts that will be deconsolidated totaled approximately $37.1 million at December 31, 2003. Deconsolidation will result in increases in other assets and long-term debt and other borrowings of approximately $1.1 million, each beginning in the first quarter of 2004.

Management continues to evaluate the applicability of FIN 46 on various other investments and interests, including affordable housing partnership interests. Management does not believe that the application of FIN 46 to any of these investments or interests, if required, will have a material impact on United’s financial condition, results of operations or liquidity.

(3)	Mergers and Acquisitions

On October 24, 2003, United completed the acquisition of two branch locations in the western North Carolina counties of Avery and Mitchell. On November 14, 2003, United completed the acquisition of a third branch location in the western North Carolina county of Graham from the same financial institution. The three acquired branch locations, which are an extension of United’s existing North Carolina markets, provide access to new customers in growing markets. Combined, the acquired branches added approximately $11 million in loans, approximately $72 million in deposits and $7 million in intangibles. Results of operations of the acquired branches are included in United’s consolidated results beginning on the acquisition dates.

On May 1, 2003, United acquired 100 percent of the outstanding common shares of First Georgia Holding (“First Georgia”), a community bank holding company headquartered in Brunswick, Georgia. First Georgia’s results of operations are included in consolidated financial results from the acquisition date. First Georgia was the parent company of First Georgia Bank, a community bank with offices serving the south Georgia coast along the Interstate 95 corridor. United targeted coastal Georgia for potential expansion due to the attractive demographics and the similarities to its existing markets. The aggregate purchase price was approximately $42.1 million, including approximately $12.8 million of cash and 1,177,298 shares of United’s common stock valued at approximately $29.3 million. The value of the common shares issued of $24.87 per share was determined based on the average of the closing market price of United’s common shares over the two-day period before and after the terms of the acquisition were agreed to and announced.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, continued

(3)	Mergers and Acquisitions, continued

On March 31, 2003, United acquired 100 percent of the outstanding common shares of First Central Bancshares, Inc. (“First Central”) a community bank holding company headquartered in Lenoir City, Tennessee. First Central’s results of operations are included in consolidated financial results from the acquisition date. First Central was the parent company of First Central Bank, a community bank with 8 banking offices serving east Tennessee in the Knoxville MSA and surrounding markets. United had long sought to enter the east Tennessee market with its attractive demographics and its close proximity to United’s existing markets. The aggregate purchase price was approximately $29.6 million, including approximately $9 million of cash and 821,160 shares of United’s common stock valued at approximately $20.6 million. The value of the common shares issued of $25.10 per share was determined based on the average closing market price of United’s common shares over the two-day period before and after the terms of the acquisition were agreed to and announced.

On November 6, 2001, United acquired 100 percent of the outstanding common shares of Peoples Bancorp, Inc. (“West Georgia”) a community bank holding company headquartered in Carrollton, Georgia. West Georgia’s results of operations are included in consolidated financial results from the acquisition date. West Georgia was the parent company of Peoples Bank of West Georgia, a community bank with 4 banking offices serving the western side of metropolitan Atlanta. The purchase price was approximately $13.6 million, representing 716,252 shares of United’s common stock. The value of the common shares issued of $19.00 per share was determined based on the last trade known to United on the date the transaction was announced.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of each acquisition in 2003 (in thousands) :

			North Carolina
	First Central	First Georgia	Branches

Assets Acquired:
Cash and cash equivalents	$47,193	$23,399	$537
Investment securities	31,242	18,829	—
Loans held for sale	4,415	—	—
Loans, net	86,163	218,060	10,608
Premises and equipment	4,732	4,089	608
Core deposit intangible	2,860	7,370	1,200
Goodwill	17,496	25,956	5,598
Other assets	1,578	5,935	43

Total assets acquired	195,679	303,638	18,594

Liabilities Assumed:
Deposits	163,189	248,772	72,286
Other borrowed funds	—	5,670	—
Other liabilities	2,886	7,124	52

Total liabilities assumed	166,075	261,566	72,338

Net assets acquired	$29,604	$42,072	$(53,744)

Core deposit intangibles related to the 2003 acquisitions are being amortized over a period of 10 years. Goodwill resulting from the acquisitions of First Central Bank and First Georgia Bank will not be amortized nor be deductible for tax purposes. Goodwill resulting from the North Carolina branch acquisitions will not be amortized but will be deductible for tax purposes.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, continued

(3)	Mergers and Acquisitions, continued

United recorded merger, integration and restructuring charges associated with acquisitions of $2.1 million and $1.6 million during 2003 and 2001, respectively. The components of the charges are shown below (in thousands):

	2003	2001

Merger charges included in expenses:
Salaries and employee benefits - severance and related costs	$135	$433
Occupancy - disposal of premises and equipment	—	306
Professional fees	885	173
Contract termination costs	566	255
Other merger-related expenses	502	450

Total merger-related charges	$2,088	$1,617

At December 31, 2003, accrued severance and other merger costs of $67,000 remained unpaid relating to the 2003 merger charges. The amounts are expected to be paid in early 2004. At December 31, 2001, approximately $268,000 remained accrued for unpaid merger charges recorded in 2001, most of which was for legal fees and systems conversion costs which were paid during 2002.

The financial information below presents the proforma earnings of United assuming that the results of operations of First Central Bank and First Georgia Bank were included in consolidated earnings for the full years of 2003 and 2002.

	2003	2002

Total revenue	$170,369	$158,994
Net income	31,103	35,026
Diluted earnings per common share	1.29	1.45

Included in the proforma earnings for 2003 were executive change of control payments and other severance costs of $3.5 million, contract termination costs of $1.6 million, and asset write downs to net realizable value of $1.5 million for incompatible and unusable equipment. The effective tax rate for 2003 has been adjusted to reflect charges that are not tax deductible.

(4)	Cash Flows

United paid approximately $70 million, $78 million and $104 million in interest on deposits and other borrowings during 2003, 2002 and 2001, respectively. In connection with United’s 2003 acquisitions of First Central Bank, First Georgia Bank and three branches in western North Carolina, assets having a fair value of approximately $520 million were acquired, and liabilities totaling approximately $500 million were assumed. In connection with United’s 2001 acquisition of West Georgia, assets having a fair value of approximately $88 million were acquired, and liabilities totaling approximately $75 million were assumed.

During 2003, 2002 and 2001, loans having a carrying value of $8.2 million, $7.9 million and $7.9 million, respectively, were transferred to other real estate.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, continued

(5)	Securities Available for Sale

The cost basis, unrealized gains and losses, and fair value of securities available for sale at December 31, 2003 and 2002 are listed below (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

As of December 31, 2003
U.S. Government agencies	$362,500	$4,606	$627	$366,479
State and political subdivisions	56,135	3,232	20	59,347
Mortgage-backed securities	228,743	1,711	553	229,901
Other	3,453	711	—	4,164

Total	$650,831	$10,260	$1,200	$659,891

As of December 31, 2002
U.S. Government agencies	$209,560	$6,958	$1	$216,517
State and political subdivisions	69,355	3,144	—	72,499
Mortgage-backed securities	261,453	2,714	427	263,740
Other	5,693	941	—	6,634

Total	$546,061	$13,757	$428	$559,390

The following summarizes securities in an unrealized loss position as of December 31, 2003 (in thousands):

	Less than 12 Months		12 Months or More		Total

		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss

U.S. Government agencies	$86,131	$627	$—	$—	$86,131	$627
State and political subdivisions	377	18	19	2	396	20
Mortgage-backed securities	49,046	553	—	—	49,046	553

Total unrealized loss position	$135,554	$1,198	$19	$2	$135,573	$1,200

Management does not believe any individual unrealized loss as of December 31, 2003 represents an other-than-temporary impairment. The unrealized losses reported for mortgage-backed securities relate primarily to securities issued by FNMA, FHLMC and private institutions. These unrealized losses are primarily attributable to changes in interest rates. United has both the intent and ability to hold the securities contained in the table above for a time necessary to recover the amortized cost.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, continued

(5)	Securities Available for Sale, continued

The amortized cost and fair value of the investment securities at December 31, 2003, by contractual maturity, is presented in the following table (in thousands). Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value

U.S. Government agencies:
Within 1 year	$20,314	$20,661
1 to 5 years	18,429	18,765
5 to 10 years	172,166	172,877
More than 10 years	151,591	154,176

	362,500	366,479

State and political subdivisions:
Within 1 year	5,623	5,652
1 to 5 years	20,597	21,702
5 to 10 years	20,573	22,219
More than 10 years	9,342	9,774

	56,135	59,347

Other:
1 to 5 years	3,453	4,164
Total securities other than mortgage-backed securities:
Within 1 year	25,937	26,313
1 to 5 years	42,479	44,631
5 to 10 years	192,739	195,096
More than 10 years	160,933	163,950
Mortgage-backed securities	228,743	229,901

	$650,831	$659,891

The following summarizes securities sales activities for the years ended December 31, 2003, 2002 and 2001 (in thousands):

	2003	2002	2001

Proceeds from sales	$50,493	$30,385	$30,457

Gross gains on sales	$783	$701	$235
Gross losses on sales	286	64	21

Net gains on sales of securities	$497	$637	$214

Income taxes attributable to sales	$174	$223	$75

At December 31, 2003 and 2002, securities with a carrying value of $629 million and $533 million, respectively, were pledged to secure public deposits and Federal Home Loan Bank (“FHLB”) advances.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, continued

(6)	Loans and Allowance for Loan Losses

Major classifications of loans at December 31, 2003 and 2002, are summarized as follows (in thousands):

	2003	2002

Commercial (commercial and industrial)	$190,189	$140,515
Commercial (secured by real estate)	776,591	612,926

Commercial	966,780	753,441
Construction (secured by real estate)	927,087	700,007
Residential mortgage	981,961	793,284
Installment	140,169	135,066

Total loans	3,015,997	2,381,798
Less - allowance for loan losses	38,655	30,914

Loans, net	$2,977,342	$2,350,884

The Banks grant loans and extensions of credit to individuals and a variety of firms and corporations located primarily in counties in north Georgia, metropolitan Atlanta, coastal Georgia, western North Carolina and east Tennessee. Although the Banks have diversified loan portfolios, a substantial portion of the loan portfolios is collateralized by improved and unimproved real estate and is dependent upon the real estate market.

United had $536,000 and $2.0 million of loans classified as impaired at December 31, 2003 and 2002, respectively, for which specific reserves of $118,000 and $591,000, respectively had been allocated. United’s policy is to recognize interest revenue on a cash basis for loans classified as impaired.

Changes in the allowance for loan losses are summarized as follows (in thousands):

	2003	2002	2001

Balance at beginning of year	$30,914	$27,124	$24,698
Provision for loan losses	6,300	6,900	6,000
Charge-offs	(5,269)	(4,303)	(5,523)
Recoveries	1,172	1,193	945
Allowance acquired through acquisitions	5,538	—	1,004

Balance at end of year	$38,655	$30,914	$27,124

In the ordinary course of business, the Banks may have loans outstanding to Executive Officers and Directors, including their immediate families and companies with which they are associated. Management believes that such loans are made substantially on the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other customers. The following is a summary of such loans outstanding and the activity in these loans for the year ended December 31, 2003 (in thousands):

Balance at December 31, 2002	$13,131
New Loans	28,423
Repayments	(21,404)
Adjustment for changes in executive officers and directors	(441)

Balance at December 31, 2003	$19,709

At December 31, 2003, loans with a carrying value of $754 million were pledged as collateral to secure FHLB advances.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, continued

(7)	Premises and Equipment

Premises and equipment at December 31, 2003 and 2002, (in thousands):

	2003	2002

Land and land improvements	$24,051	$17,499
Buildings and improvements	50,913	41,473
Furniture and equipment	40,405	35,010
Construction in progress	6,058	5,038

	121,427	99,020
Less - accumulated depreciation	33,988	28,272

Premises and equipment, net	$87,439	$70,748

Depreciation expense was approximately $7.2 million, $6.3 million and $5.7 million for 2003, 2002 and 2001, respectively.

(8)	Goodwill and Other Intangible Assets

Upon the adoption of SFAS No. 142 on January 1, 2002, United ceased amortizing goodwill. The proforma effects of applying SFAS No. 142 to 2001 decreased goodwill amortization expense by $423,000 (non-deductible for tax purposes) and would have increased reported net income of $27.1 million to $27.5 million and reported earnings per share by $.02 (basic from $1.28 to $1.30 and diluted from $1.25 to $1.27).

United has finite-lived intangible assets capitalized on its balance sheet in the form of core deposit intangibles. These intangible assets continue to be amortized over their estimated useful lives of no more than 15 years and there were no adjustments to the useful lives as a result of the adoption of SFAS No. 142.

A summary of changes in goodwill is as follows (in thousands):

	2003	2002

Beginning balance	$10,053	$10,053
Goodwill acquired	49,050	—

Ending balance	$59,103	$10,053

A summary of core deposit intangible assets follows (in thousands):

	2003	2002

Gross carrying amount	$16,556	$5,126
Less: accumulated amortization	3,477	2,412

Net carrying amount	$13,079	$2,714

Amortization expense on finite-lived intangible assets was approximately $1,065,000 in 2003 and approximately $340,000 for 2002 and 2001. Amortization expense for each of the years 2004 through 2008 is estimated to be approximately $1.5 million.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, continued

(9)	Deposits

The aggregate amount of time deposit accounts with a minimum denomination of $100,000 was approximately $406 million and $370 million at December 31, 2003 and 2002, respectively.

At December 31, 2003, the contractual maturities of time deposits are summarized as follows (in thousands):

Maturing In:

2004	$985,478
2005	252,601
2006	129,189
2007	38,154
2008	52,698
thereafter	379

$1,458,499

At December 31, 2003, United held $237 million in certificates of deposit obtained through the efforts of third party brokers. The daily average balance of such agreements totaled $275 million in 2003. The weighted average rate paid during 2003 was 2.2%, and the weighted average rate as of December 31, 2003 was 1.9%. These deposits have maturity dates ranging from two weeks to five years.

At December 31, 2003 and 2002, $1,574,000 and $1,151,000 in overdrawn deposit accounts were reclassified as loans.

(10)	Federal Home Loan Bank Advances

At December 31, 2003, the Banks had advances totaling approximately $635 million from the FHLB of which approximately $284 million are fixed rate advances and the remaining approximately $351 million are variable. Monthly interest payments and principal payments are due at various maturity dates and interest rates ranging from .52% to 7.81% at December 31, 2003. At December 31, 2003, the weighted average interest rate on FHLB advances was 2.29%. The FHLB advances are collateralized by commercial (secured by real estate) and residential mortgage loans, investment securities and FHLB stock.

At December 31, 2003, the maturities and current rates of outstanding advances were as follows (in thousands):

	Amount
Maturing In:	Maturing	Current Rate Range

2004	$281,405	1.15%	—	5.01%
2005	85,000	1.16%	—	6.37%
2006	75,500	.52%	—	5.18%
2007	35,000	2.82%	—	3.25%
2008	47,249	1.64%	—	6.20%
thereafter	111,266	3.26%	—	7.81%

	$635,420

Timing of principal payments may differ from the maturity schedule shown above as some advances include call options that allow the FHLB to require repayment prior to the maturity date.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued

(11)	Other Borrowings

Other borrowings at December 31, 2003 and 2002 consisted of the following (in thousands):

	2003	2002

Subordinated debentures	$66,500	$31,500
Line of credit	45,000	—
Trust preferred securities	36,000	36,000
Convertible subordinated debentures	3,100	3,500
Commercial paper	1,996	3,911

Total	$152,596	$74,911

Subordinated Debentures

On September 30, 2003, United issued $35 million in subordinate step-up notes due September 30, 2015. The notes bear interest at a fixed rate of 6.25% through September 30, 2010, and at a fixed rate of 7.50% thereafter until maturity or earlier redemption. The notes are callable at par on September 30, 2010, and September 30 of each year thereafter until maturity.

On November 26, 2002, United issued subordinated debentures due November 26, 2012. The subordinated debentures bear interest at a fixed rate of 6.75%, payable semiannually. These debentures may not be redeemed, in whole or in part prior to maturity.

Lines of Credit

United has a line of credit agreement with a financial institution to borrow up to $40 million with an interest rate indexed to the prime rate. The agreement is renewable each year. United has pledged the stock of its North Carolina and Tennessee bank subsidiaries as collateral securing any amounts outstanding on the line of credit. There were no borrowings outstanding under this agreement as of December 31, 2003.

United has a joint credit agreement with two financial institutions to borrow up to $45 million with interest based on LIBOR, adjusted monthly. The agreement is renewable annually, and United has pledged the common stock of its Georgia bank subsidiary as collateral securing any amounts outstanding on the line of credit. At December 31, 2003, $45 million was outstanding under this agreement.

Trust Preferred Securities

In September 2000, United formed a wholly owned Connecticut statutory business trust, United Community Statutory Trust I (“United Statutory Trust”), which issued $5 million of guaranteed preferred beneficial interests in United’s junior subordinated deferrable interest debentures (the “Trust Preferred Securities I”). These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. All of the common securities of United Statutory Trust are owned by United. The proceeds from the issuance of the common securities and the Trust Preferred Securities I were used by United Statutory Trust to purchase $5.2 million of junior subordinated debentures of United, which carry a fixed interest rate of 10.60%. The proceeds received by United from the sale of the junior subordinated debentures were used to prepay other borrowings of approximately $1.9 million and for other corporate purposes. The debentures represent the sole asset of United Statutory Trust. The debentures and related earnings statement effects are eliminated in United’s financial statements.

The Trust Preferred Securities I accrue and pay distributions semiannually at a fixed rate of 10.60% per annum of the stated liquidation value of $1,000 per capital security. United has entered into contractual arrangements which, taken collectively, fully and unconditionally guarantee payment of: (i) accrued and unpaid distributions required to be paid on the Trust Preferred Securities I; (ii) the redemption price with respect to any Trust Preferred Securities I called for redemption by United Statutory Trust, and (iii) payments due upon a voluntary or involuntary dissolution, winding up or liquidation of United Statutory Trust.

The Trust Preferred Securities I are mandatorily redeemable upon maturity of the debentures on September 7, 2030, or upon earlier redemption as provided in the indenture. United has the right to redeem the debentures purchased by United Statutory Trust in whole or in part, on or after September 7, 2010. As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be the principal amount, any accrued but unpaid interest, plus a premium ranging from 5.3% in 2010 to .53% in 2019.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued

(11)	Other Borrowings, continued

In July 2000, United formed a wholly owned Delaware statutory business trust, United Community Capital Trust II (“United Trust II”), which issued $10 million of guaranteed preferred beneficial interests in United’s junior subordinated deferrable interest debentures (the “Trust Preferred Securities II”). These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. All of the common securities of United Trust II are owned by United. The proceeds from the issuance of the common securities and the Trust Preferred Securities II were used by United Trust II to purchase $10.3 million of junior subordinated debentures of United, which carry a fixed interest rate of 11.295%. The proceeds received by United from the sale of the junior subordinated debentures were used to prepay other borrowings of approximately $10.6 million. The debentures represent the sole asset of United Trust II. The debentures and related earnings statement effects are eliminated in United’s financial statements.

The Trust Preferred Securities II accrue and pay distributions semiannually at a fixed rate of 11.295% per annum of the stated liquidation value of $1,000 per capital security. United has entered into contractual arrangements which, taken collectively, fully and unconditionally, guarantee payment of: (i) accrued and unpaid distributions required to be paid on the Trust Preferred Securities II; (ii) the redemption price with respect to any Trust Preferred Securities II called for redemption by United Trust II, and (iii) payments due upon a voluntary or involuntary dissolution, winding up or liquidation of United Trust II.

The Trust Preferred Securities II are mandatorily redeemable upon maturity of the debentures on July 19, 2030, or upon earlier redemption as provided in the indenture. United has the right to redeem the debentures purchased by United Trust II in whole or in part, on or after July 19, 2010. As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be the principal amount, any accrued but unpaid interest, plus a premium ranging from 2.824% in 2010 to .565% in 2019.

In July 1998, United formed a wholly owned Delaware statutory business trust, United Community Capital Trust (“United Trust”), which issued $21 million of guaranteed preferred beneficial interests in United’s junior subordinated deferrable interest debentures (the “Trust Preferred Securities III”) that qualify as Tier 1 capital under Federal Reserve Board guidelines. All of the common securities of United Trust are owned by United. The proceeds from the issuance of the Common Securities and the Trust Preferred Securities III were used by United Trust to purchase $21.7 million of junior subordinated debentures of United that carry a fixed interest rate of 8.125%. The proceeds received by United from the sale of the junior subordinated debentures were used to prepay other borrowings of approximately $11.8 million and for further investments in the Banks. The debentures represent the sole asset of United Trust. The debentures and related earnings statement effects are eliminated in United’s financial statements.

The Trust Preferred Securities III accrue and pay distributions semiannually at a fixed rate of 8.125 % per annum of the stated liquidation value of $1,000 per capital security. United has entered into contractual arrangements which, taken collectively, fully and unconditionally guarantee payment of: (i) accrued and unpaid distributions required to be paid on the Trust Preferred Securities III; (ii) the redemption price with respect to any Trust Preferred Securities III called for redemption by United Trust, and (iii) payments due upon a voluntary or involuntary dissolution, winding up or liquidation of United Trust.

The Trust Preferred Securities III are mandatorily redeemable upon maturity of the debentures on July 15, 2028, or upon earlier redemption as provided in the indenture. United has the right to redeem the debentures purchased by United Trust: (i) in whole or in part, on or after July 15, 2008, and (ii) in whole (but not in part) at any time within 90 days following the occurrence and during the continuation of a tax event, investment company event or capital treatment time (as defined in the offering circular). As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be the principal amount, any accrued but unpaid interest, plus a premium ranging from 4.06 % in 2008 to .41 % in 2017.

Convertible Subordinated Debentures

On December 31, 1996, United completed a private placement of convertible subordinated debentures due December 31, 2006. The convertible subordinated debentures bear interest at the rate of .25% over the prime interest rate, payable quarterly. They may be redeemed, in whole or in part at the option of United, within 60 days notice, at a redemption price equal to 100% of the principal amount of the convertible subordinated debentures plus accrued interest. The convertible subordinated debentures are exercisable at any time, and may be converted into shares of common stock of United at the price of $12.50 per share, subject to adjustment for stock splits and stock dividends.

At both December 31, 2003 and 2002, certain Directors and Executive Officers of United held convertible debentures totaling $1,925,000.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued

(12)	Earnings Per Share

United is required to report on the face of the statement of income, earnings per common share with and without the dilutive effects of potential common stock issuances from instruments such as options, convertible securities and warrants. Basic earnings per common share is based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per common share. During 2003, 2002 and 2001, United paid dividends to Series A preferred stockholders totaling $66,000, $104,000 and $121,000, respectively.

The following table sets forth the computation of basic and diluted earnings per common share for the years ended December 31, 2003, 2002 and 2001 (in thousands, except per share data):

	2003	2002	2001

Net income available to common shareholders	$38,052	$32,676	$27,110
Effects of convertible debentures	95	113	169

Diluted net earnings	$38,147	$32,789	$27,279

Earnings per common share:
Basic	$1.67	$1.53	$1.28
Diluted	1.62	1.48	1.25
Weighted average common shares:
Basic	22,754	21,375	21,127
Effect of dilutive securities:
Stock options	477	506	342
Convertible debentures	270	280	280

Diluted	23,501	22,161	21,749

(13)  Income Taxes

         Income tax expense (benefit) for the years ended December 31, 2003, 2002 and 2001 (in thousands):

	2003	2002	2001

Current	$21,413	$17,974	$14,125
Deferred	(1,046)	(848)	(594)

Total income tax expense	$20,367	$17,126	$13,531

The differences between the provision for income taxes and the amount computed by applying the statutory federal income tax rate (of 35%) to pretax earnings are as follows (in thousands):

	2003	2002	2001

Pretax earnings at statutory rates	$20,470	$17,467	$14,267
Add (deduct):
State taxes, net of federal benefit	917	1,067	1,002
Tax-exempt interest revenue	(1,149)	(1,123)	(1,438)
Nondeductible interest expense	95	164	232
Other	34	(449)	(532)

	$20,367	$17,126	$13,531

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued

(13)	Income Taxes, continued

The following summarizes the sources and expected tax consequences of future taxable deductions (revenue) which comprise the net deferred tax asset at December 31, 2003 and 2002, which is included in other assets (in thousands):

	2003	2002

Deferred tax assets:
Allowances for loan losses	$14,793	$12,008
Accrued expenses	2,075	1,211
Net operating loss and credit carryforwards	100	129
Other	—	35

Total deferred tax assets	16,968	13,383

Deferred tax liabilities:
Unrealized investment securities gains	3,171	4,886
Premises and equipment	2,626	2,155
Acquired intangible assets	2,344	289
Unrealized gains on cash flow hedges	807	1,664
Other	13	—

Total deferred tax liabilities	8,961	8,994

Net deferred tax asset	$8,007	$4,389

During 2003, 2002 and 2001, United made income tax payments of approximately $20.5 million, $19.0 million and $14.0 million, respectively.

At December 31, 2003, United has remaining loss carryforwards for state purposes of approximately $2,577,000, which begin to expire in 2020.

(14)	Employee Benefit Plans

United sponsors contributory employee benefit plans covering substantially all employees, subject to certain minimum service requirements. United’s contribution to the plans is determined annually by the Board of Directors and amounted to approximately $2,897,000, $2,206,000 and $2,191,000 in 2003, 2002, and 2001, respectively.

United provides a defined post-retirement benefit plan for retirement benefits to certain Executive Officers and other key employees and to provide death benefits for their designated beneficiaries. Under this plan, United purchased split-dollar whole life insurance contracts for certain participants. At December 31, 2003 and 2002, the cash surrender value of the insurance contracts was approximately $18.5 million and $17.2 million, respectively. Expenses incurred for these benefits were approximately $624,000, $579,000 and $367,000 for 2003, 2002 and 2001, respectively.

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued

(15)	Regulatory Matters, continued

Quantitative measures (as defined) established by regulation to ensure capital adequacy require United and the Banks to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets.

As of December 31, 2003, the Banks were categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must exceed the well capitalized guideline ratios, as set forth in the table, and meet certain other requirements. Management believes that the Banks exceed all well capitalized requirements, and there have been no conditions or events since year-end that would change the status of well capitalized. The regulatory designation of “well capitalized” under prompt corrective action regulations is not applicable to United (a bank holding company). However, Regulation Y defines “well capitalized” for a bank holding company for the purpose of determining eligibility for a streamlined review process for acquisition proposals. For such purposes, “well capitalized” requires United to maintain a minimum Tier I risk-based capital ratio of 6% and a minimum total risk-based capital ratio of 10%.

Minimum amounts required for capital adequacy purposes and to be well capitalized under prompt corrective action provisions are presented below for United and its significant subsidiaries (in thousands).

	Regulatory						North
	Guidelines		United		Georgia		Carolina

		Well
	Minimum	Capitalized	2003	2002	2003	2002	2003	2002

Risk-based ratios:
Tier I capital	4.0%	6.0%	8.4%	9.8%	9.2%	10.3%	9.0%	11.8%
Total capital	8.0	10.0	11.9	12.5	11.1	11.5	11.4	13.0
Leverage ratio	3.0	5.0	6.7	7.5	7.3	8.1	6.1	7.7
Tier I capital			$259,132	$233,537	$219,377	$196,812	$52,483	$56,346
Total capital			366,672	298,372	264,243	220,712	66,908	62,342

Cash, Dividend, Loan and Other Restrictions

At December 31, 2003 and 2002, the Banks were required by the Federal Reserve Bank to maintain reserve cash balances of $35 million and $52 million, respectively. Federal and state banking regulations place certain restrictions on dividends paid by the Banks to United. At December 31, 2003, the Banks had approximately $21 million of retained earnings available for distribution to United in the form of dividends.

The Federal Reserve Act requires that extensions of credit by the Banks to certain affiliates, including United, be secured by specific collateral, that the extension of credit to any one affiliate be limited to 10% of capital and surplus (as defined), and that extensions of credit to all such affiliates be limited to 20% of capital and surplus.

(16)	Commitments and Contingencies

United and the Banks are parties to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of their customers. These financial instruments include commitments to extend credit and letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The contract amounts of these instruments reflect the extent of involvement the Banks have in particular classes of financial instruments.

The exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and letters of credit written is represented by the contractual amount of these instruments. United uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments. In most cases, collateral or other security is required to support financial instruments with credit risk.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued

(16)	Commitments and Contingencies, continued

The following table summarizes, as of December 31, 2003 and 2002, the contract amount of off-balance sheet instruments (in thousands):

	2003	2002

Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$527,988	$359,279
Commercial letters of credit	12,100	8,186

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

United may issue preferred stock in one or more series, up to a maximum of 10,000,000 shares. Each series shall include the number of shares issued, preferences, special rights and limitations as determined by the Board of Directors. At December 31, 2003 and 2002, there were 55,900 and 172,600, respectively, preferred shares issued and outstanding, which were issued as Series A non-cumulative preferred stock. The dividend rate of the preferred stock is 6% per annum, provided a dividend has been declared for the common shares. The holders of the preferred stock maintain a liquidation preference to the common stockholder. The preferred stock has no voting rights and United may redeem the preferred stock for an amount equal to the stated value plus the accrued dividend.

(18)	Stockholders’ Equity

During 2001, the Board of Directors authorized the repurchase of up to 1,000,000 shares of United’s outstanding common stock through the end of 2002 for general corporate purposes. Since that date, the Board of Directors increased the authorization to 1,500,000 shares and extended it to December 31, 2004. As of December 31, 2003, United repurchased a total of 873,528 shares under this authorization.

In 2000, the shareholders approved the 2000 Key Employee Stock Option Plan (“2000 Plan”). Under the 2000 Plan, 980,000 options can be granted for shares of United’s common stock at a price equal to the fair market value at the date of grant. The number of shares available for grant is adjusted proportionately with the change in the number of shares outstanding. The general terms of the 2000 plan include a four-year vesting period with an exercisable period not to exceed ten years. As of December 31, 2003, approximately 421,000 options may be granted under the 2000 Plan. United has options outstanding under other plans with terms substantially the same as the 2000 plan. No options are available for grant under any of the other plans.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued

(18)	Stockholders’ Equity, continued

Certain acquired companies have had stock option plans for their key employees, which had provisions similar to United’s plan. Options under acquired plans were converted at the exchange ratio effective for common shares. Options outstanding under the plans are reflected in the following table as being assumed through acquisition. No options are available for grant under any of the acquired plans.

Options outstanding and activity for the years ended December 31, consisted of the following:

	2003		2002		2001

		Weighted Avg.		Weighted Avg.		Weighted Avg.
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Beginning of year	1,515,405	$15.69	1,325,506	$14.57	1,127,536	$13.85
Granted	333,500	24.80	319,700	19.87	223,000	17.52
Assumed - through acquisitions	66,185	28.80	—	—	63,068	11.34
Exercised	(471,897)	13.21	(66,687)	10.86	(61,774)	6.85
Cancelled	(154,456)	22.29	(63,114)	18.56	(26,324)	18.50

End of year	1,288,737	$18.84	1,515,405	$15.69	1,325,506	$14.04

The following is a summary of stock options outstanding at December 31, 2003:

Options Outstanding				Options Exercisable

		Weighted	Average		Weighted
Shares	Range	Average Price	Remaining Life	Shares	Average Price

86,054	$5.00 - 10.00	$7.40	2.3 years	86,054	$7.40
183,126	10.01 - 15.00	12.84	4.0 years	183,126	12.84
182,200	15.01 - 17.50	17.49	7.0 years	116,200	17.48
502,857	17.51 - 20.00	19.42	6.8 years	329,157	19.42
334,500	20.01 - 35.00	24.94	9.3 years	9,067	26.69

1,288,737	$5.00 - 35.00	$18.84	6.8 years	723,604	$16.11

The table below shows the components of accumulated other comprehensive income at December 31, 2003 and 2002 (in thousands):

	2003	2002

Unrealized gains on securities available for sale, net of tax	$5,889	$8,443
Unrealized gains on derivative financial instruments qualifying as cash flow hedges, net of tax	1,500	2,832

Accumulated other comprehensive income	$7,389	$11,275

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, continued

(19)	Fair Value of Financial Instruments

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

The short maturity of United’s assets and liabilities results in having a significant number of financial instruments whose fair value equals or closely approximates reported balance sheet value. Such financial instruments are reported in the following balance sheet captions: cash and cash equivalents, mortgage loans held for sale, federal funds purchased and repurchase agreements. Fair value of securities available for sale equals the balance sheet value. As of December 31, 2003 and 2002, the fair value of interest rate contracts used for balance sheet management was a receivable of approximately $2.3 million and $4.5 million, respectively.

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

Off balance sheet instruments (commitments to extend credit and standby letters of credit) are generally short-term and at variable rates. Therefore, both the carrying amount and the estimated fair value associated with these instruments are immaterial.

The carrying amount and fair values for other financial instruments included in United’s balance sheet at December 31, 2003 and 2002 are as follows (in thousands):

	2003		2002

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Assets:
Loans, net	$2,977,342	$2,999,057	$2,350,884	$2,370,947
Liabilities:
Deposits	2,857,449	2,890,796	2,385,239	2,398,736
Federal Home Loan Bank advances	635,420	681,915	492,130	510,566
Other borrowings	152,596	157,466	74,911	75,654

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, continued

(20)	Condensed Financial Statements of United Community Banks, Inc. (Parent Only)

Statement of Income
For the Years Ended December 31, 2003, 2002 and 2001

(in thousands)

	2003	2002	2001

Dividends from subsidiaries	$18,000	$16,750	$11,570
Other	8,424	2,462	18,202

Total income	26,424	19,212	29,772
Interest	6,717	4,214	3,866
Other	7,684	5,988	23,606

Total expenses	14,401	10,202	27,472
Income tax benefit	2,188	2,651	3,016

Income before equity in undistributed income of subsidiaries	14,211	11,661	5,316
Equity in undistributed income of subsidiaries	23,907	21,119	21,915

Net income	$38,118	$32,780	$27,231

Balance Sheet
As of December 31, 2003 and 2002

(in thousands)

	2003	2002

Assets
Cash	$56,105	$13,525
Investment in subsidiaries	362,005	278,320
Subordinated debt issued by subsidiaries	23,000	—
Other assets	17,127	11,893

Total assets	$458,237	$303,738

Liabilities and Stockholders’ Equity
Subordinated debentures	$106,714	$72,114
Other borrowings	46,996	3,911
Other liabilities	5,154	6,134

Total liabilities	158,864	82,159
Stockholders’ equity	299,373	221,579

Total liabilities and stockholders’ equity	$458,237	$303,738

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, continued

(20)	Condensed Financial Statements of United Community Banks, Inc. (Parent Only), continued

Statement of Cash Flows
For the Years Ended December 31, 2003, 2002 and 2001

(in thousands)

	2003	2002	2001

Operating activities:
Net income	$38,118	$32,780	$27,231
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of the subsidiaries	(23,907)	(21,119)	(21,915)
Depreciation, amortization and accretion	882	1,020	1,692
Change in:
Other assets	(6,832)	942	(1,278)
Other liabilities	(1,816)	430	115

Net cash provided by operating activities	6,445	14,053	5,845

Investing activities:
Purchase of premises and equipment	(33)	(56)	(2,771)
Investment in subsidiaries	(1,500)	(15,000)	(11)
Purchase of subordinated debt issued by subsidiaries	(23,000)	—	—
Change in cash resulting from business combinations	(8,969)	—	612
Proceeds from sales of investment securities	—	245	—
Purchase of investment securities	(755)	(452)	(150)

Net cash used by investing activities	(34,257)	(15,263)	(2,320)

Financing activities:
Proceeds from issuance of subordinated debt	35,000	31,096	—
Net change in other borrowings	43,085	(4,866)	6,948
Proceeds from exercise of stock options	6,322	724	423
Retirement of preferred stock	(1,167)	—	(1,148)
Purchase of treasury stock	(6,237)	(7,227)	(5,749)
Cash dividends on common stock	(6,545)	(5,085)	(4,238)
Cash dividends on preferred stock	(66)	(104)	(121)

Net cash provided (used) by financing activities	70,392	14,538	(3,885)

Net change in cash	42,580	13,328	(360)
Cash at beginning of year	13,525	197	557

Cash at end of year	$56,105	$13,525	$197

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     During the past two years, United did not change accountants nor have any disagreements with its accountants on any matters of accounting principles or practices or financial statement disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

     United’s management, including the Chief Executive Officer and Chief Financial Officer, supervised and participated in an evaluation of the company’s disclosure controls and procedures as of December 31, 2003. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective in accumulating and communicating information to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosures of that information under the Securities and Exchange Commission’s rules and forms and that the disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports that are filed or submitted under the Act is recorded, processed, summarized and reported within the time periods specified.

     Based on this evaluation, management believes there were no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF UNITED.

     The information contained under the headings “Information Regarding Nominees and Other Directors”, “Code of Ethical Conduct” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement to be used in connection with the solicitation of proxies for United’s 2004 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference. Pursuant to instruction 3 to paragraph (b) of Item 401 of Regulation S-K, information relating to the executive officers of United is included in Item 1 of this Report.

ITEM 11. EXECUTIVE COMPENSATION.

     The information contained under the heading “Executive Compensation” in the Proxy Statement to be used in connection with the solicitation of proxies for United’s 2004 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
                  STOCKHOLDER MATTERS.

     The information contained under the heading “Principal and Management Shareholders” and “Equity Compensation Awards” in the Proxy Statement to be used in connection with the solicitation of proxies for United’s 2004 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference. For purposes of determining the aggregate market value of United’s voting stock held by nonaffiliates, shares held by all directors and executive officers of United have been excluded. The exclusion of such shares is not intended to, and shall not, constitute a determination as to which persons or entities may be “Affiliates” of United as defined by the Commission.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information contained under the heading “Certain Relationships and Related Transactions” in the Proxy Statement to be used in connection with the solicitation of proxies for United’s 2004 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     The information contained under the heading “Independent Public Accountants” in the Proxy Statement to be used connection with the solicitation of proxies for United’s 2004 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)	1.	Financial Statements.

		The following consolidated financial statements are located in Item 8 of this Report:

Report of Independent Certified Public Accountants
Consolidated Statement of Income — Years ended December 31, 2003, 2002, and 2001
Consolidated Balance Sheet — December 31, 2003 and 2002
Consolidated Statement of Changes in Stockholders’ Equity — Years ended December 31, 2003, 2002, and 2001
Consolidated Statement of Cash Flows — Years ended December 31, 2003, 2002, and 2001
		Notes to Consolidated Financial Statements

	2.	Financial Statement Schedules.

		Schedules to the consolidated financial statements are omitted, as the required information is not applicable

	3.	Exhibits.

		The following exhibits are required to be filed with this Report on Form 10-K by Item 601 of Regulation S-K:

Exhibit No.	Exhibit

3.1	Restated Articles of Incorporation of United Community Banks, Inc., (incorporated herein by reference to Exhibit 3.1 to United Community Banks, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, File No. 0-21656, filed with the Commission on August 14, 2001).

3.2	Amended and Restated Bylaws of United Community Banks, Inc., dated September 12, 1997 (incorporated herein by reference to Exhibit 3.1 to United Community Banks, Inc.’s Annual Report on Form 10-K, for the year ended December 31, 1997, File No. 0-21656, filed with the Commission on March 27, 1998).

4.1	Junior Subordinated Indenture between United Community Banks, Inc. and The Chase Manhattan Bank, as Trustee, dated as of July 20, 1998 (incorporated herein by reference to Exhibit 4.1 to United Community Banks, Inc.’s Registration Statement on Form S-4, File No. 333-64911, filed with the Commission on September 30, 1998).

4.2	Form of Certificate of Junior Subordinated Debenture (incorporated herein by reference to Exhibit 4.2 to United Community Banks, Inc.’s Registration Statement on Form S-4, File No. 333-64911, filed with the Commission on September 30, 1998).

Exhibit No.	Exhibit

4.3	Certificate of Trust of United Community Capital Trust (incorporated herein by reference to Exhibit 4.3 to United Community Banks, Inc.’s Registration Statement on Form S-4, File No. 333-64911, filed with the Commission on September 30, 1998).

4.4	Amended and Restated Trust Agreement among United Community Banks, Inc., as depositor, The Chase Manhattan Bank, as Property Trustee, and Chase Manhattan Bank Delaware, as Delaware Trustee, dated as of July 20, 1998 (incorporated herein by reference to Exhibit 4.4 to United Community Banks, Inc.’s Registration Statement on Form S-4, File No. 333-64911, filed with the Commission on September 30, 1998).

4.5	Form of New Capital Security Certificate for United Community Capital Trust (incorporated herein by reference to Exhibit 4.5 to United Community Banks, Inc.’s Registration Statement on Form S-4, File No. 333-64911, filed with the Commission on September 30, 1998).

4.6	Guarantee Agreement between United Community Banks, Inc., as Guarantor, and The Chase Manhattan Bank, as Guarantee Trustee, dated as of July 20, 1998 (incorporated herein by reference to Exhibit 4.6 to United Community Banks, Inc.’s Registration Statement on Form S-4, File No. 333-64911, filed with the Commission on September 30, 1998).

4.7	Registration Rights Agreement dated July 20, 1998 among United Community Banks, Inc., United Community Capital Trust and Wheat First Securities, Inc. as Initial Purchaser of 8.125% Junior Subordinated Deferrable Interest Debentures Due July 15, 2028 (incorporated herein by reference to Exhibit 4.7 to United Community Banks, Inc.’s Registration Statement on Form S-4, File No. 333- 64911, filed with the Commission on September 30, 1998).

4.8	Form of Floating Rate Convertible Subordinated Payable In Kind Debenture due December 31, 2006 (incorporated herein by reference to Exhibit 4.2 to United Community Banks, Inc.’s Registration Statement on Form S-1, File No. 333- 20887, filed with the Commission on January 31, 1997).

4.9	See Exhibits 3.1 and 3.2 for provisions of Restated Articles of Incorporation and Amended and Restated By-Laws, which define the rights of the Shareholders.

4.10	Indenture, dated November 26, 2002, by and between United and Marshall & Ilsley Trust Company, N.A., as Trustee (incorporated herein by reference to Exhibit 4.9 to United Community Banks, Inc.’s Registration Statement on Form S-4/A, File No. 333-103024, filed with the Commission on February 21, 2003).

4.11	Form of 6.75% Subordinated Notes due 2012 (incorporated herein by reference to Exhibit 4.10 to United Community Banks, Inc.’s Registration Statement on Form S-4/A, File No. 333-103024, filed with the Commission on February 21, 2003).

4.12	Indenture, dated September 24, 2003, by and between United and Marshall & Ilsley Trust Company, N.A. as Trustee.

4.13	Form of Subordinated Step-up Notes due 2015.

Exhibit No.	Exhibit

10.1	United Community Banks, Inc.’s 1995 Key Employee Stock Option Plan (incorporated herein by reference to Exhibit 10.3 to United Community Banks, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1994, File No. 0-21656).*

10.2	United Community Banks, Inc.’s Profit Sharing Plan, dated as of March 9, 2001 (incorporated herein by reference to Exhibit 4.3 to United Community Banks, Inc.’s Registration Statement on Form S-8, File No. 333-86876, filed with the Commission on April 24, 2002).*

10.3	Amendment No. 1 to United Community Banks, Inc.’s Profit Sharing Plan, dated as of March 15, 2002 (incorporated herein by reference to Exhibit 4.4 to United Community Banks, Inc.’s Registration Statement on Form S-8, File No. 333-86876, filed with the Commission on April 24, 2002).*

10.4	United Community Banks, Inc.’s 2000 Key Employee Stock Option Plan (incorporated herein by reference to Exhibit 4.3 to United Community Banks, Inc.’s Registration Statement on Form S-8, File No. 333-99849, filed with the Commission on September 19, 2002).*

10.5	Loan and Stock Pledge Agreement dated June 27, 2003, as amended and restated as of October 30, 2003, by and between United Community Banks, Inc. and The Bankers Bank.

10.6	Split-Dollar Agreement between United and Jimmy C. Tallent dated June 1, 1994 (incorporated herein by reference to Exhibit 10.11 to United Community Banks, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1994, File No. 0-21656).*

10.7	Executive Revenue Neutral Retirement Agreement dated March 13, 2000, by and between United Community Banks, Inc. and Jimmy C. Tallent (incorporated herein by reference to Exhibit 10.12 to United Community Banks, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, File No. 0-21656, filed with the Commission on May 10, 2002).*

10.8	First Amendment to the United Community Banks, Inc. Executive Revenue Neutral Retirement Agreement dated March 13, 2000, for Jimmy C. Tallent dated June 6, 2000, by and between United Community Banks, Inc. and Jimmy C. Tallent (incorporated herein by reference to Exhibit 10.13 to United Community Banks, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, File No. 0-21656, filed with the Commission on May 10, 2002).*

10.9	Second Amendment to the United Community Banks, Inc Executive Revenue Neutral Retirement Agreement dated March 13, 2000, for Jimmy C. Tallent dated March 13, 2003, by and between United Community Banks, Inc. and Jimmy C. Tallent.*

10.10	Split Dollar Agreement dated March 13, 2000, by and between Towns County Bank and Jimmy C. Tallent (incorporated herein by reference to Exhibit 10.14 to United Community Banks, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, File No. 0-21656, filed with the Commission on May 10, 2002).*

Exhibit No.	Exhibit

10.11	Split Dollar Agreement dated March 13, 2000, by and between Carolina Community Bank and Jimmy C. Tallent (incorporated herein by reference to Exhibit 10.15 to United Community Banks, Inc.’s Quarterly Report on Form 10- Q for the quarter ended March 31, 2002, File No. 0-21656, filed with the Commission on May 10, 2002).*

10.12	Executive Revenue Neutral Retirement Agreement dated August 2, 1999, by and between Peoples Bank of Fannin County and Thomas C. Gilliland (incorporated herein by reference to Exhibit 10.16 to United Community Banks, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, File No. 0-21656, filed with the Commission on May 10, 2002).*

10.13	First Amendment to the Peoples Bank of Fannin County Executive Revenue Neutral Retirement Agreement dated August 2, 1999, for Thomas C. Gilliland dated June 6, 2000, by and between Peoples Bank of Fannin County and Thomas C. Gilliland (incorporated herein by reference to Exhibit 10.17 to United Community Banks, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, File No. 0-21656, filed with the Commission on May 10, 2002).*

10.14	Second Amendment to the Peoples Bank of Fannin County Executive Revenue Neutral Retirement Agreement dated August 2, 1999, for Thomas C. Gilliland dated March 13, 2003, by and between United Community Bank and Thomas C. Gilliland.*

10.15	Split Dollar Agreement dated March 2, 2000, by and between Peoples Bank of Fannin County and Thomas C. Gilliland (incorporated herein by reference to Exhibit 10.18 to United Community Banks, Inc.’s Quarterly Report on Form 10- Q for the quarter ended March 31, 2002, File No. 0-21656, filed with the Commission on May 10, 2002).*

10.16	Form of Change of Control Severance Agreement by and between United Community Banks, Inc. and Jimmy C. Tallent, Thomas C. Gilliland and Ray K. Williams (incorporated herein by reference to Exhibit 10.1 to United Community Banks, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, File No. 0-21656, filed with the Commission on August 14, 2001).*

10.17	Change of Control Severance Agreement by and between United Community Banks, Inc. and Guy W. Freeman (incorporated herein by reference to Exhibit 10.2 to United Community Banks, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, File No. 0-21656, filed with the Commission on August 14, 2001).*

10.18	Agreement and Plan of Reorganization between United Community Banks, Inc. and Peoples Bancorp, Inc., dated as of June 29, 2001 (incorporated herein by reference to Exhibit 2.1 to United Community Banks, Inc.’s Registration Statement on Form S-4, File No. 333-69656, filed with the Commission on September 19, 2001, as amended).

Exhibit No.	Exhibit

10.19	Amendment to Agreement and Plan of Reorganization between United Community Banks, Inc. and Peoples Bancorp, Inc., dated as of June 29, 2001 (incorporated herein by reference to Exhibit 2.2 to United Community Banks, Inc.’s Registration Statement on Form S-4, File No. 333-69656, filed with the Commission on September 19, 2001, as amended).

10.20	Change of Control Severance Agreement by and between United Community Banks, Inc. and Rex S. Schuette (incorporated herein by reference to Exhibit 10.11 to United Community Banks, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001, File No. 0-21656, filed with the Commission on March 15, 2002).*

10.21	Branch Purchase and Assumption Agreement between United Community Bank and RBC Centura Bank, dated as of August 13, 2003 (incorporated herein by reference to Exhibit 10.1 to United Community Banks, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, File No. 0-21656, filed with the commission on November 13, 2003).

10.22	Agreement and Plan of Reorganization by and between United Community Banks, Inc. and First Central Bancshares, Inc., dated as of December 23, 2002 (incorporated herein by reference to Exhibit 2.1 to United Community Banks, Inc.’s Registration Statement on Form S-4, File No. 333-102663, filed with the Commission on January 23, 2003).

10.23	Agreement and Plan of Reorganization by and between United Community Banks, Inc. and First Georgia Holdings, Inc., dated as of January 23, 2003 (incorporated herein by reference to Exhibit 2.1 to United Community Banks, Inc.’s Registration Statement on Form S-4/A, File No. 333-102663, filed with the Commission on February 6, 2003).

10.24	Amendment to Agreement and Plan of Reorganization by and between United Community Banks, Inc. and First Georgia Holdings, Inc., dated as of February 12, 2003 (incorporated herein by reference to Exhibit 2.2 to United Community Banks, Inc.’s Registration Statement on Form S-4/A, File No. 333-103024, filed with the Commission on February 21, 2003).

10.25	Credit Agreement dated August 28, 2003, by and between United Community Banks, Inc., Marshall & Ilsley Bank and Compass Bank.

14	Code of Ethical Conduct

21	Subsidiaries of United

23	Consent of Certified Public Accountants

24	Power of Attorney of certain officers and directors of United (included on Signature Page)

31.1	Certification by Jimmy C. Tallent, President and Chief Executive Officer of United Community Banks, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Exhibit

31.2	Certification by Rex S. Schuette, Executive Vice President and Chief Financial Officer of United Community Banks, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K pursuant to Item 14(c) of Form 10-K.

(b)	Reports on Form 8-K

A current report on Form 8-K dated October 28, 2003, was filed with the Securities Exchange Commission under Item 12 “Results of Operations and Financial Condition” of such form, furnishing materials for the third quarter 2003 earnings announcement to be conducted by Jimmy C. Tallent, President and Chief Executive Officer and Rex S Schuette, Executive Vice President and Chief Financial Officer of United Community Banks, Inc. on October 28, 2003.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(a) of the Securities Exchange Act of 1934, United has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Blairsville, State of Georgia, on the 8th of March, 2004.

UNITED COMMUNITY BANKS, INC. (Registrant)

By:	/s/ Jimmy C. Tallent

Jimmy C. Tallent
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Rex S. Schuette

Rex S. Schuette
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Alan H. Kumler

Alan H. Kumler
Senior Vice President, Controller and Chief Accounting Officer
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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of United in the capacities set forth and on the 8th day of March, 2004.

/s/ Jimmy C. Tallent Jimmy C. Tallent President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Robert L. Head, Jr. Robert L. Head, Jr. Chairman of the Board

/s/ W. C. Nelson, Jr. W. C. Nelson, Jr. Vice Chairman of the Board

/s/ A. William Bennett A. William Bennett Director

/s/ Robert Blalock Robert Blalock Director

/s/ Guy W. Freeman Guy W. Freeman Director

/s/ Thomas C. Gilliland Thomas C. Gilliland Director

/s/ Charles E. Hill Charles E. Hill Director

/s/ Hoyt O. Holloway Hoyt O. Holloway Director

/s/ Clarence W. Mason, Sr. Clarence W. Mason, Sr. Director

/s/ Charles E. Parks Charles E. Parks Director

/s/ Tim Wallis Tim Wallis Director

EXHIBIT INDEX

Exhibit No.	Description

4.12	Indenture, dated September 24, 2003, by and between United and Marshall & Ilsley Trust Company, N.A. as Trustee.

4.13	Form of Subordinated Step-up Notes due 2015

10.5	Loan and Stock Pledge Agreement dated June 27, 2003, as amended and restated as of October 30, 2003, by and between United Community Banks, Inc. and The Bankers Bank.

10.25	Credit Agreement dated August 28, 2003, by and between United Community Banks, Inc., Marshall & Ilsley Bank and Compass Bank.

14	Code of Ethical Conduct

21	Subsidiaries of United

23	Consent of Certified Public Accountants

31.1	Certification by Jimmy C. Tallent, President and Chief Executive Officer of United Community Banks, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Rex S. Schuette, Executive Vice President and Chief Financial Officer of United Community Banks, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002