Form 10-Q
period 2004-03-31
UNITED COMMUNITY BANKS INC
filed 2004-05-06
CIK 857855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

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

YES [X] NO [ ]

Common stock, par value $1 per share: 35,331,010 shares
outstanding as of March 31, 2004

INTRODUCTORY NOTE

All financial statements and per share amounts included in this Quarterly Report on Form 10-Q have been restated to reflect the three-for-two split of United’s common stock effective on April 28, 2004.

Item 1 – Financial Statements
UNITED COMMUNITY BANKS, INC.

Consolidated Statement of Income
For the Three Months Ended March 31, 2004 and 2003

	Three Months Ended
	March 31,
(in thousands, except per share data)	2004	2003
	(Unaudited)	(Unaudited)
Interest revenue:
Loans, including fees	$47,422	$41,106
Federal funds sold and deposits in banks	111	68
Investment securities:
Taxable	6,069	5,966
Tax exempt	566	731

Total interest revenue	54,168	47,871

Interest expense:
Deposits:
Demand	1,794	2,228
Savings	83	90
Time	9,297	10,108
Other borrowings	5,598	5,163

Total interest expense	16,772	17,589

Net interest revenue	37,396	30,282
Provision for loan losses	1,800	1,500

Net interest revenue after provision for loan losses	35,596	28,782

Fee revenue:
Service charges and fees	5,023	3,574
Mortgage loan and other related fees	1,280	2,312
Consulting fees	1,127	1,120
Brokerage fees	708	420
Securities losses, net	(4)	—
Other	1,144	951

Total fee revenue	9,278	8,377

Total revenue	44,874	37,159

Operating expenses:
Salaries and employee benefits	18,126	15,104
Occupancy	2,282	2,102
Communications and equipment	2,547	1,900
Postage, printing and supplies	1,142	945
Professional fees	837	895
Advertising and public relations	764	706
Amortization of intangibles	371	85
Merger-related charges	—	840
Other	2,107	2,180

Total operating expenses	28,176	24,757

Income before income taxes	16,698	12,402
Income taxes	5,760	4,338

Net income	$10,938	$8,064

Net income available to common stockholders	$10,922	$8,047

Earnings per common share:
Basic	$.31	$.25
Diluted	.30	.25
Weighted average common shares outstanding (in thousands):
Basic	35,319	31,827
Diluted	36,482	32,936

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED COMMUNITY BANKS, INC.

Consolidated Balance Sheet
For the period ended

	March 31,	December 31,	March 31,
($ in thousands)	2004	2003	2003
	(Unaudited)	(Audited)	(Unaudited)
ASSETS
Cash and due from banks	$81,723	$91,819	$138,939
Interest-bearing deposits in banks	39,587	68,374	18,262
Federal funds sold	—	—	19,220

Cash and cash equivalents	121,310	160,193	176,421
Securities available for sale	617,787	659,891	658,546
Mortgage loans held for sale	14,508	10,756	30,607
Loans, net of unearned income	3,147,303	3,015,997	2,546,001
Less - allowance for loan losses	39,820	38,655	33,022

Loans, net	3,107,483	2,977,342	2,512,979
Premises and equipment, net	89,625	87,439	76,612
Interest receivable	22,410	20,962	23,436
Intangible assets	71,811	72,182	33,022
Other assets	73,254	80,069	67,381

Total assets	$4,118,188	$4,068,834	$3,579,004

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand	$425,697	$412,309	$344,912
Interest-bearing demand	863,975	846,022	761,278
Savings	148,260	140,619	117,079
Time	1,636,261	1,458,499	1,500,305

Total deposits	3,074,193	2,857,449	2,723,574
Federal funds purchased and repurchase agreements	128,475	102,849	40,781
Federal Home Loan Bank advances	470,271	635,420	457,001
Other borrowings	108,751	152,596	75,052
Accrued expenses and other liabilities	25,251	21,147	36,897

Total liabilities	3,806,941	3,769,461	3,333,305

Stockholders’ equity:
Preferred stock, $1 par value; $10 stated value; 10,000,000 shares authorized; 48,300, 55,900 and 127,100 shares issued and outstanding	483	559	1,271
Common stock, $1 par value; 100,000,000 shares authorized; 35,706,573, 35,706,573 and 33,940,626 shares issued	35,707	35,707	33,941
Capital surplus	95,532	95,951	70,308
Retained earnings	175,700	166,887	142,178
Treasury stock; 375,563, 417,525 and 885,707 shares, at cost	(6,414)	(7,120)	(13,054)
Accumulated other comprehensive income	10,239	7,389	11,055

Total stockholders’ equity	311,247	299,373	245,699

Total liabilities and stockholders’ equity	$4,118,188	$4,068,834	$3,579,004

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED COMMUNITY BANKS, INC.

Consolidated Statement of Changes in Stockholders’ Equity
For the Three Months Ended March 31,

						Accumulated
						Other
	Preferred	Common	Capital	Retained	Treasury	Comprehensive
(in thousands)	Stock	Stock	Surplus	Earnings	Stock	Income	Total
Balance, December 31, 2002	$1,726	$32,709	$51,592	$135,709	$(11,432)	$11,275	$221,579
Comprehensive income:
Net income				8,064			8,064
Other comprehensive income:
Unrealized holding gains on available for sale securities, net of deferred tax expense and reclassification adjustment						40	40
Unrealized losses on derivative financial instruments qualifying as cash flow hedges, net of deferred tax benefit						(260)	(260)

Comprehensive income				8,064		(220)	7,844
Retirement of preferred stock (45,500 shares)	(455)						(455)
Cash dividends declared ($.05 per share)				(1,569)			(1,569)
Common stock issued for acquisitions (1,231,740 shares)		1,232	19,382				20,614
Exercise of stock options (139,358 shares)			(690)		1,662		972
Tax benefit from options exercised			24				24
Acquisition of treasury stock (211,086 shares)					(3,284)		(3,284)
Dividends declared on preferred stock ($.15 per share)				(26)			(26)

Balance, March 31, 2003	$1,271	$33,941	$70,308	$142,178	$(13,054)	$11,055	$245,699

Balance, December 31, 2003	$559	$35,707	$95,951	$166,887	$(7,120)	$7,389	$299,373
Comprehensive income:
Net income				10,938			10,938
Other comprehensive income:
Unrealized holding gains on available for sale securities, net of deferred tax expense and reclassification adjustment						2,056	2,056
Unrealized gains on derivative financial instruments qualifying as cash flow hedges, net of deferred tax expense						794	794

Comprehensive income				10,938		2,850	13,788
Redemption of preferred stock (7,600 shares)	(76)						(76)
Cash dividends declared ($.06 per share)				(2,117)			(2,117)
Exercise of stock options (41,963 shares)			(227)		706		479
Tax benefit from options exercised			(192)				(192)
Dividends declared on preferred stock ($.15 per share)				(8)			(8)

Balance, March 31, 2004	$483	$35,707	$95,532	$175,700	$(6,414)	$10,239	$311,247

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED COMMUNITY BANKS, INC.

Consolidated Statement of Cash Flows
For the Three Months Ended March 31,

(in thousands)	2004	2003
	(Unaudited)	(Unaudited)
Operating activities:
Net income	$10,938	$8,064
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	3,610	2,843
Provision for loan losses	1,800	1,500
Loss on sale of securities available for sale	4	—
Gain on sale of other assets	(121)	—
Changes in assets and liabilities:
Other assets and accrued interest receivable	(4,230)	436
Accrued expenses and other liabilities	3,592	13,661
Mortgage loans held for sale	(3,752)	(2,112)

Net cash provided by operating activities	11,841	24,392

Investing activities (net of purchase adjustments):
Proceeds from sales of securities available for sale	55,939	4,006
Proceeds from maturities and calls of securities available for sale	56,459	52,619
Purchases of securities available for sale	(59,872)	(124,909)
Net increase in loans	(132,157)	(77,035)
Proceeds from sales of premises and equipment	1,216	25
Purchases of premises and equipment	(5,218)	(2,797)
Net cash received from acquisitions	—	18,208
Proceeds from sale of other real estate	911	1

Net cash used by investing activities	(82,722)	(129,882)

Financing activities (net of purchase adjustments):
Net change in deposits	216,744	195,140
Net change in federal funds purchased and repurchase agreements	25,626	19,536
Proceeds from other borrowings	1,155	141
Repayments of other borrowings	(45,000)	—
Proceeds from FHLB advances	531,100	281,100
Repayments of FHLB advances	(696,225)	(316,229)
Proceeds from exercise of stock options	479	972
Retirement of preferred stock	(76)	(455)
Purchase of treasury stock	—	(3,284)
Cash dividends on common stock	(1,797)	(1,329)
Cash dividends on preferred stock	(8)	(26)

Net cash provided by financing activities	31,998	175,566

Net change in cash and cash equivalents	(38,883)	70,076
Cash and cash equivalents at beginning of period	160,193	106,345

Cash and cash equivalents at end of period	$121,310	$176,421

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$18,651	$17,023
Income taxes	6,311	365

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

United Community Banks, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 — Accounting Policies

     The accounting and financial reporting policies of United Community Banks, Inc. (“United”) and its subsidiaries conform to accounting principles generally accepted in the United States of America and general banking industry practices. The accompanying interim consolidated financial statements have not been audited. All material intercompany balances and transactions have been eliminated. A more detailed description of United’s accounting policies is included in the 2003 annual report filed on Form 10-K.

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

Note 2 — Stock Split

     On March 15, 2004, United announced that its Board of Directors had approved a three-for-two split of its common stock effective on April 28, 2004 to shareholders of record on April 14, 2004. All financial statements and per share amounts included in the financial statements and accompanying notes have been restated to reflect the change in the number of shares outstanding as of the beginning of the earliest period presented.

Note 3 — Stock-Based Compensation

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

	Three Months Ended
	March 31,
	2004	2003
Net income available to common shareholders:
As reported	$10,922	$8,047
Pro forma	10,763	7,973
Basic earnings per common share:
As reported	.31	.25
Pro forma	.30	.25
Diluted earnings per common share:
As reported	.30	.25
Pro forma	.30	.24

     The weighted average fair value of options granted in the first quarter of 2004 and 2003 was $5.15 and $3.15, respectively. The fair value of each option granted was estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions: dividend yield of 1%; a risk free interest rate of 3.65% in 2004 and 3.48% in 2003; expected volatility of 15%; and, an expected life of 7 years. Since United’s stock trading history dates back only to March of 2002, when United listed on Nasdaq, the Nasdaq Bank Index was used to determine volatility. The fair value of each option granted prior to 2002 was estimated on the date of grant using the minimum value method with the following weighted average assumptions: dividend yield of 1%; a risk free interest rate of 5%; and, an expected life of 7 years. Compensation expense, included in the proforma results, was determined based on the fair value of the options at the time of grant, multiplied by the number of options granted, which was then amortized, net of tax, over the vesting period.

Note 4 — Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31.

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2004	2003
Basic earnings per share:
Weighted average shares outstanding	35,319	31,827
Net income available to common shareholders	$10,922	$8,047

Basic earnings per share	$.31	$.25

Diluted earnings per share:
Weighted average shares outstanding	35,319	31,827
Net effect of the assumed exercise of stock options based on the treasury stock method using average market price for the period	915	829
Effect of conversion of subordinated debt	248	280

Total weighted average shares and common stock equivalents outstanding	36,482	32,936

Net income available to common shareholders	$10,922	$8,047
Income effect of conversion of subordinated debt, net of tax	21	25

Net income, adjusted for effect of conversion of subordinated debt, net of tax	$10,943	$8,072

Diluted earnings per share	$.30	$.25

Note 5 — Mergers and Acquisitions

     On March 16, 2004, United announced a definitive agreement to acquire Fairbanco Holding Company, Inc., a thrift holding company with assets of $190 million headquartered in Fairburn, Georgia. The transaction is valued at approximately $24.5 million and is expected to close during the second quarter of 2004. United will exchange 914,680 shares of its stock and approximately $3.7 million in cash for all of the outstanding shares of Fairbanco.

Note 6 — Reclassification

     Certain amounts for the comparative periods of 2003 have been reclassified to conform to the 2004 presentation.

Part I

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

     This Form 10-Q, contains forward-looking statements regarding United Community Banks, Inc., including, without limitation, statements relating to United’s expectations with respect to revenue, credit losses, levels of nonperforming assets, expenses, earnings and other measures of financial performance. Words such as “may”, “could”, “would”, “should”, “believes”, “expects”, “anticipates”, “estimates”, “intends”, “plans”, “targets” or similar expressions are intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and involve certain risks and uncertainties that are subject to change based on various factors (many of which are beyond United’s control). The following factors, among others, could cause United’s financial performance to differ materially from the expectations expressed in such forward-looking statements: (1) business increases, productivity gains and investments are lower than expected or do not occur as quickly as anticipated; (2) competitive pressures among financial services companies increase significantly; (3) the strength of the United States economy in general and/or the strength of the local economies of the states in which United conducts operations changes; (4) trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, change; (5) inflation, interest rates and/or market conditions fluctuate; (6) conditions in the stock market, the public debt market and other capital markets deteriorate; (7) United fails to develop competitive new products and services and/or new and existing customers do not accept these products and services; (8) financial services laws and regulations change; (9) technology changes and United fails to adapt to those changes; (10) consumer spending and saving habits change; (11) unanticipated regulatory or judicial proceedings occur; and (12) United is unsuccessful at managing the risks involved in its business. Additional information with respect to factors that may cause actual results to differ materially from those contemplated by such forward-looking statements may also be included in other reports that United files with the Securities and Exchange Commission. United cautions that the foregoing list of factors is not exclusive and undue reliance should not be placed on forward-looking statements. United does not intend to update any forward-looking statement, whether written or oral, relating to the matters discussed in this Form 10-Q.

Overview

     United is a bank holding company registered under the Bank Holding Company Act of 1956, and was incorporated under the laws of the state of Georgia in 1987 and commenced operations in 1988. At March 31, 2004, United had total consolidated assets of $4.1 billion, total loans of $3.1 billion, total deposits of $3.1 billion and stockholders’ equity of $311 million.

     United’s activities are primarily conducted by its wholly-owned banking subsidiaries (which are collectively referred to as the “Banks” in this discussion) and Brintech, Inc. a consulting firm providing professional services to the financial services industry.

     The remainder of this discussion reflects the three-for-two stock split announced on March 15, 2004 that will be effective on April 28, 2004 to shareholders of record on April 14, 2004.

Recent Mergers and Acquisitions

     On March 31, 2003, United completed its acquisition of First Central Bancshares, a community bank holding company headquartered in Lenoir City, Tennessee, and its wholly-owned Tennessee bank subsidiary, First Central Bank. On March 31, 2003, First Central Bank had assets of $196 million, including purchase accounting related intangibles. United exchanged 1,231,740 shares of its common stock valued at $20.6 million and approximately $9 million in cash for all of the outstanding shares. First Central Bank’s name was changed to United Community Bank Tennessee.

     On May 1, 2003, United completed its acquisition of First Georgia Holding, a community bank holding company headquartered in Brunswick, Georgia, and its wholly-owned Georgia subsidiary, First Georgia Bank. On May 1, 2003, First Georgia Bank had assets of $304 million, including purchase accounting related intangibles. United exchanged 1,765,947 shares of its common stock valued at $29.3 million and approximately $12.8 million in cash for all of the outstanding shares. First Georgia Bank was merged into United’s Georgia bank subsidiary, and in January of 2004 changed its name to United Community Bank.

     During the fourth quarter of 2003, United acquired three branches in western North Carolina in Avery, Mitchell and Graham counties. The three branches had aggregate deposits and loans of $72 million and $11 million, respectively. These branches complimented United’s existing western North Carolina markets and were a natural extension of the existing franchise. United paid a premium for each branch of between 7% and 11% of average deposits.

     On March 16, 2004, United announced a definitive agreement to acquire Fairbanco Holding Company, Inc., a thrift holding company with assets of $190 million headquartered in Fairburn, Georgia. The transaction is valued at approximately $24.5 million and is expected to close during the second quarter of 2004. United will exchange 914,680 shares of its stock and approximately $3.7 million in cash for all of the outstanding shares of Fairbanco.

Critical Accounting Policies

     The accounting and reporting policies of United Community Banks and its subsidiaries are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The more critical accounting and reporting policies include United’s accounting for loans and the allowance for loan losses. In particular, United’s accounting policies relating to the allowance for loan losses involve the use of estimates and require significant judgments to be made by management. Different assumptions in the application of these policies could result in material changes in United’s consolidated financial position or consolidated results of operations. See “Asset Quality and Risk Elements” herein for a complete discussion of United’s accounting methodologies related to the allowance.

Table 1 – Financial Highlights
UNITED COMMUNITY BANKS, INC.
Selected Financial Information
For the Three Months Ended March 31, 2004

	2004	2003				First Quarter
(in thousands, except per share	First	Fourth	Third	Second	First	2004-2003
data; taxable equivalent)	Quarter	Quarter	Quarter	Quarter	Quarter	Change
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
INCOME SUMMARY
Interest revenue	$54,587	$53,943	$53,731	$53,261	$48,403
Interest expense	16,772	17,098	17,446	18,467	17,589

Net interest revenue	37,815	36,845	36,285	34,794	30,814	23%
Provision for loan losses	1,800	1,800	1,500	1,500	1,500
Fee revenue	9,278	9,090	10,401	10,316	8,377	11

Total revenue	45,293	44,135	45,186	43,610	37,691	20
Operating expenses (1)	28,176	27,572	28,712	27,699	23,917	18

Income before taxes	17,117	16,563	16,474	15,911	13,774	24
Income taxes	6,179	5,959	6,110	6,014	5,164

Net operating income	10,938	10,604	10,364	9,897	8,610	27
Merger-related charges, net of tax	—	383	—	428	546

Net income	$10,938	$10,221	$10,364	$9,469	$8,064	36

OPERATING PERFORMANCE (1)
Earnings per common share:
Basic	$.31	$.30	$.29	$.29	$.27	15
Diluted	.30	.29	.29	.28	.26	15
Return on tangible equity (3)	19.87%	19.72%	19.94%	19.54%	17.79%
Return on assets	1.08	1.06	1.06	1.06	1.07
Efficiency ratio	59.83	59.81	61.34	61.40	61.03
Dividend payout ratio	19.35	16.67	17.24	17.24	18.52
GAAP PERFORMANCE
Per common share:
Basic earnings	$.31	$.29	$.29	$.28	$.25	24
Diluted earnings	.30	.28	.29	.27	.25	20
Cash dividends declared	.06	.05	.05	.05	.05	20
Book value	8.80	8.47	8.20	8.15	7.39	19
Tangible book value (3)	6.86	6.52	6.44	6.37	6.40	7
Key performance ratios:
Return on equity (2)	14.87%	14.19%	14.90%	14.76%	15.50%
Return on assets	1.08	1.02	1.06	1.01	1.00
Net interest margin	3.99	3.96	3.97	3.99	4.05
Dividend payout ratio	19.35	17.24	17.24	17.86	20.00
Equity to assets	7.46	7.41	7.35	7.19	6.84
Tangible equity to assets (3)	5.88	5.82	5.85	6.03	6.47
ASSET QUALITY
Allowance for loan losses	$39,820	$38,655	$37,773	$37,353	$33,022
Non-performing assets	7,251	7,589	7,998	8,232	7,745
Net charge-offs	635	918	1,080	1,069	1,030
Allowance for loan losses to loans	1.27%	1.28%	1.29%	1.31%	1.30%
Non-performing assets to total assets	.18	.19	.20	.21	.22
Net charge-offs to average loans	.08	.12	.15	.16	.17
AVERAGE BALANCES
Loans	$3,095,875	$2,959,626	$2,881,375	$2,742,952	$2,422,542	28
Investment securities	652,867	699,059	664,523	689,384	614,981	6
Earning assets	3,808,877	3,695,197	3,629,819	3,497,851	3,072,719	24
Total assets	4,084,883	3,961,384	3,888,141	3,756,689	3,269,481	25
Deposits	2,955,726	2,843,600	2,826,900	2,829,986	2,466,801	20
Stockholders’ equity	304,926	293,464	285,790	269,972	223,599	36
Common shares outstanding:
Basic	35,319	35,260	35,112	34,280	31,827
Diluted	36,482	36,391	36,185	35,387	32,936
AT PERIOD END
Loans	$3,147,303	$3,015,997	$2,918,412	$2,861,481	$2,546,001	24
Investment securities	617,787	659,891	634,421	660,625	658,546	(6)
Earning assets	3,851,968	3,796,332	3,676,018	3,642,545	3,304,232	17
Total assets	4,118,188	4,068,834	3,942,139	3,905,929	3,579,004	15
Deposits	3,074,193	2,857,449	2,790,331	2,870,926	2,723,574	13
Stockholders’ equity	311,247	299,373	289,713	285,500	245,699	27
Common shares outstanding	35,331	35,289	35,232	34,967	33,055

(1)	Excludes pre-tax merger-related charges totaling $580,000 or $.01 per diluted common share, $668,000 or $.01 per diluted common share and $840,000 or $.01 per diluted common share recorded in the fourth, second and first quarters, respectively, of 2003.

(2)	Net income available to common stockholders, which excluded preferred stock dividends, divided by average realized common equity which excludes accumulated other comprehensive income.

(3)	Excludes effect of acquisition related intangibles and associated amortization.

Merger-Related Charges

     During the first quarter of 2003, United recorded merger-related charges of $840,000 for termination of equipment leases, professional fees and other systems conversion costs in connection with the acquisition of First Central Bank. The charges are included in operating expense in the Consolidated Statement of Income. These charges have been excluded from the presentation of operating earnings as management believes that excluding merger-related charges as a financial measure provides useful information to investors because it better demonstrates United’s financial performance from its ongoing business operations. A more detailed description of these charges is in footnote 5 to the Consolidated Financial Statements.

     The table below presents a reconciliation of United’s operating earnings to earnings for the first, second and fourth quarters of 2003, using accounting principles generally accepted in the United States (GAAP). There were no merger-related charges in the third quarter of 2003, or the first quarter of 2004.

Table 2 – Operating Earnings to GAAP Earnings Reconciliation
For the Three Months Ended
( in thousands)

	2003
	December 31	June 30	March 31
Merger charges included in expenses	$580	$668	$840
Income tax effect of charges	197	240	294

After-tax effect of merger-related charges	$383	$428	$546

Net Income Reconciliation
Operating net income	$10,604	$9,897	$8,610
After-tax effect of merger-related charges	(383)	(428)	(546)

Net income (GAAP)	$10,221	$9,469	$8,064

Basic Earnings Per Share Reconciliation
Basic operating earnings per share	$.30	$.29	$.27
Per share effect of merger-related charges	(.01)	(.01)	(.02)

Basic earnings per share (GAAP)	$.29	$.28	$.25

Diluted Earnings Per Share Reconciliation
Diluted operating earnings per share	$.29	$.28	$.26
Per share effect of merger-related charges	(.01)	(.01)	(.01)

Diluted earnings per share (GAAP)	$.28	$.27	$.25

Results of Operations

     Net operating income was $10.9 million for the three months ended March 31, 2004, an increase of $2.3 million, or 27%, from the same period in 2003. Diluted operating earnings per share were $.30 for the three months ended March 31, 2004, compared with $.26 for the same period in 2003, an increase of 15%. Operating return on tangible equity for the first quarter of 2004 was 19.87%, compared with 17.79% for the first quarter of 2003. Operating return on assets for the three months ended March 31, 2004 was 1.08%, compared with 1.07% for the three months ended March 31, 2003.

Net Interest Revenue (Taxable Equivalent)

     Net interest revenue (the difference between the interest earned on assets and the interest paid on deposits and borrowed funds) is the single largest component of total revenue. United actively manages this revenue source to provide an optimal level of revenue while balancing interest rate, credit and liquidity risks. Net interest revenue for the three months ended March 31, 2004 was $37.8 million, up 23%, over last year. The main driver of this increase was loan growth. Average loans increased $673 million, or 28%, from the first quarter of last year. This loan growth was due to the acquisitions of First Central Bank, First Georgia Bank and three North Carolina branches, which added $337 million to the first quarter 2004 average loan balances, as well as continued high loan demand across all of United’s markets in this current low rate environment. The quarter-end loan balances increased $601 million since March 31, 2003. Of this increase, $154 million was in the north Georgia markets, $84 million in western North Carolina, $108 million in the metro Atlanta market, $21 million in east Tennessee, and $234 million in the coastal Georgia markets, mostly related to the acquisition of First Georgia Bank.

     Average interest-earning assets for the first quarter of 2004 increased $736 million, or 24%, over the same period for 2003. The increase reflects the acquisitions, loan growth, as well as an increased leveraging of the investment securities portfolio. The majority of the increase in interest-earning assets was funded by interest-bearing sources as the increase in average interest-bearing liabilities for the quarter was approximately $615 million as compared to the same period in 2003.

     The banking industry uses two ratios to measure relative profitability of net interest revenue. The net interest rate spread measures the difference between the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities. The interest rate spread eliminates the impact of non-interest-bearing deposits and gives a direct perspective on the effect of market interest rate movements. The net interest margin is defined as net interest revenue as a percent of average total interest-earning assets and takes into account the positive impact of investing non interest-bearing deposits and capital.

     For the three months ended March 31, 2004 and 2003, net interest spread was 3.74% and 3.76%, respectively, while net interest margin was 3.99% and 4.05%, respectively. The net interest spread and the net interest margin were held at a relatively consistent level over the last six quarters by managing liability mix and pricing, so as to offset the continued decline in loan and securities yields. Most of the loan growth over the last year has been prime-based, adjusted daily, which has accounted for most of the decline in loan yields. Also, on June 25, 2003, the Federal Reserve lowered the targeted federal funds rate by 25 basis points that was immediately reflected in the prime rate being lowered to 4.00%. At March 31, 2004, United had approximately $1.6 billion in loans indexed to the daily Prime Rate published in the Wall Street Journal compared with $1.2 billion a year ago. The effect of declining loan and securities yields was somewhat offset by a slight positive shift in the mix of earning assets. For the first quarter of 2004, loans comprised approximately 81% of interest-earning assets compared with 79% for the first quarter of 2003.

     The average yield on interest-earning assets for the first quarter of 2004 was 5.76%, compared with 6.38% in the first quarter of 2003. The main driver of this decrease was loan yields which were down 70 basis points for the quarter, as well as yields on taxable securities which were down 30 basis points comparing first quarter 2004 to the same period in 2003. The shift toward floating rate loans and the 25 basis point reduction in the Prime Rate in June of 2003 contributed to the decline in the average loan yield.

     The average cost of interest-bearing liabilities for the first quarter was 2.02%, a decrease of 60 basis points from the same period in 2003. The decrease was due to lower rates paid on all sources of funding. United lowered deposit pricing across all of its products to offset rate reductions initiated by the Federal Reserve in June 2003. Additionally, United continued to experience strong loan growth over the last twelve months that outpaced the growth in core deposits. Instead of funding with certificates of deposit, United turned to lower cost funding sources such as FHLB advances and brokered time deposits. This resulted in some runoff in certificates of deposit over the last three quarters.

     The following table shows the relationship between interest revenue and expense and the average balances of interest-earning assets and interest-bearing liabilities for the three months ended March 31, 2004 and 2003.

Table 3 – Average Consolidated Balance Sheets and Net Interest Analysis
For the Three Months Ended March 31,
(in thousands, taxable equivalent)

	2004			2003
	Average		Avg.	Average		Avg.
	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest-earning assets:
Loans, net of unearned income(1)(2)	$3,095,875	$47,381	6.16%	$2,422,542	$41,004	6.86%
Taxable securities(3)	602,152	6,069	4.03	550,681	5,966	4.33
Tax-exempt securities(1)	50,715	931	7.34	64,300	1,203	7.48
Federal funds sold and other interest-earning assets	60,135	206	1.37	35,196	230	2.61

Total interest-earning assets	3,808,877	54,587	5.76	3,072,719	48,403	6.38

Non-interest-earning assets:
Allowance for loan losses	(39,449)			(31,207)
Cash and due from banks	78,177			66,585
Premises and equipment	86,932			70,974
Other assets	150,346			90,410

Total assets	$4,084,883			$3,269,481

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
Transaction accounts	$859,333	$1,794	.84	$728,633	$2,228	1.24
Savings deposits	141,998	83	.24	104,624	90	.35
Certificates of deposit	1,541,015	9,297	2.43	1,336,939	10,108	3.07

Total interest-bearing deposits	2,542,346	11,174	1.77	2,170,196	12,426	2.32

Federal Home Loan Bank advances	545,822	3,172	2.34	442,576	3,574	3.28
Long-term debt and other borrowings	252,763	2,426	3.86	112,883	1,589	5.71

Total borrowed funds	798,585	5,598	2.82	555,459	5,163	3.77

Total interest-bearing liabilities	3,340,931	16,772	2.02	2,725,655	17,589	2.62

Non-interest-bearing liabilities:
Non-interest-bearing deposits	413,380			296,605
Other liabilities	25,646			23,622

Total liabilities	3,779,957			3,045,882

Stockholders’ equity	304,926			223,599

Total liabilities and stockholders’ equity	$4,084,883			$3,269,481

Net interest revenue		$37,815			$30,814

Net interest-rate spread			3.74%			3.76%

Net interest margin(4)			3.99%			4.05%

(1)	Interest revenue on tax-exempt securities and loans has been increased to reflect comparable interest on taxable securities and loans. The rates used was 39%, reflecting the statutory federal tax rate and the federal tax adjusted state tax rate.

(2)	Included in the average balance of loans outstanding are loans where the accrual of interest has been discontinued.

(3)	Securities available for sale are shown at amortized cost. Pretax unrealized gains of $11.2 million in 2004 and $13.9 million in 2003 are included in other assets for purposes of this presentation.

(4)	Net interest margin is taxable equivalent net-interest revenue divided by average interest-earning assets.

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

Table 4 – Change in Interest Revenue and Expense on a Taxable Equivalent Basis
(in thousands)

	Three Months Ended March 31, 2004
	Compared to 2003
	Increase (decrease)
	due to changes in
	Volume	Rate	Total
Interest-earning assets:
Loans	$10,585	$(4,208)	$6,377
Taxable securities	535	(432)	103
Tax-exempt securities	(250)	(22)	(272)
Federal funds sold and other interest-earning assets	117	(141)	(24)

Total interest-earning assets	10,987	(4,803)	6,184

Interest-bearing liabilities:
Transaction accounts	354	(788)	(434)
Savings deposits	27	(34)	(7)
Certificates of deposit	1,409	(2,220)	(811)

Total interest-bearing deposits	1,790	(3,042)	(1,252)
Federal Home Loan Bank advances	728	(1,130)	(402)
Long-term debt and other borrowings	1,471	(634)	837

Total borrowed funds	2,199	(1,764)	435

Total interest-bearing liabilities	3,989	(4,806)	(817)

Increase in net interest revenue	$6,998	$3	$7,001

Provision for Loan Losses

     The provision for loan losses was $1.8 million for the first quarter of 2004, compared with $1.5 million for the same period in 2003. Net loan charge-offs as a percentage of average outstanding loans for the three months ended March 31, 2004 were .08%, as compared with .17% for the first three months of 2003. The level of charge-offs for the current quarter was lower, due to timing of the charge-offs. The historic level of charge-offs for the prior two years was 15 basis points and is more reflective of management’s expectation for the balance of 2004.

     The provision for loan losses is based on management’s evaluation of losses inherent in the loan portfolio and the corresponding analysis of the allowance for loan losses. Additional discussion on loan quality and the allowance for loan losses is included in the Asset Quality section of this report.

Fee Revenue

     Fee revenue for the first quarter of 2004, totaled $9.3 million, compared with $8.4 million, for the same period in 2003. Fee revenue for the first quarter of 2004 was approximately 20% of total revenue, compared with 22% for the first quarter of 2003. United is focused on increasing fee revenue through new products and services. The following table presents the components of fee revenue for the first quarter of 2004 and 2003.

Table 5 – Fee Revenue
For the Three Months Ended March 31,
(in thousands, taxable equivalent)

	Three Months Ended
	March 31,
	2004	2003	Change
Service charges and fees	$5,023	$3,574	41%
Mortgage loan and related fees	1,280	2,312	(45)
Consulting fees	1,127	1,120	1
Brokerage fees	708	420	69
Securities (losses) gains, net	(4)	—	—
Other	1,144	951	20

Total	$9,278	$8,377	11

     Comparability between current and prior year periods is affected by the acquisitions of First Central Bank on March 31, 2003, First Georgia Bank on May 1, 2003 and three branches acquired in the fourth quarter of 2003 (collectively referred to herein as the “2003 Acquisitions”). Earnings for the 2003 Acquisitions are included in consolidated earnings after their respective acquisition dates. In the first quarter of 2004, the 2003 Acquisitions contributed approximately $1.3 million in fee revenue, mostly service charges and fees and mortgage loan and related fees. Excluding the contributions of these mergers, fee revenue for the quarter was down 4% as compared to last year, primarily due to lower mortgage-related fees.

     Service charges on deposit accounts of $5.0 million, were up $1.4 million, or 41%, over the first quarter of 2003. The increase in service charges and fees was primarily due to the 2003 Acquisitions, new products and services, an increase in the number of accounts and transaction activity, and growth in ATM fees. Excluding acquisitions, the growth for the first quarter in service charges and fees was approximately 13%.

     Mortgage loan and related fees of $1.3 million, were down $1.0 million, or 45%, from the same period in 2003. Mortgage loan originations of $55 million for the first quarter 2004 were down $42 million from the same period in 2003, as mortgage rates rose from their historically low levels. Substantially all of these originated residential mortgages were sold into the secondary market, including the right to service these loans.

     Brokerage fees of $708,000 were up $288,000, or 69% from the first quarter of 2003. This increase was due to a focus on generating new business and improved stock market performance.

     Other fee revenue of $1.1 million for the first quarter of 2004 increased $193,000, or 20%, from the first quarter of 2003. Approximately half of the increase was due to the 2003 Acquisitions.

Operating Expenses

     For the three months ended March 31, 2004, total operating expenses, excluding merger-related charges, were $28.2 million, compared with $23.9 million for the same period in 2003. The 2003 Acquisitions accounted for approximately $3.3 million of the increase in operating expenses for the first quarter of 2004, leaving the underlying core expense growth rate (excluding acquisitions) at 4%. The following table presents the components of operating expenses for the three months ended March 31, 2004 and 2003.

Table 6 – Operating Expenses
For the Three Months Ended March 31,
(in thousands)

	Three Months Ended
	March 31,
	2004	2003	Change
Salaries and employee benefits	$18,126	$15,104	20%
Occupancy	2,282	2,102	9
Communications and equipment	2,547	1,900	34
Postage, printing and supplies	1,142	945	21
Professional fees	837	895	(6)
Advertising and public relations	764	706	8
Amortization of intangibles	371	85	336
Other	2,107	2,180	(3)

	28,176	23,917	18
Merger-related charges	—	840

Total	$28,176	$24,757	14

     Salaries and benefits for the first quarter of 2004 totaled $18.1 million, an increase of 20% over the same period in 2003. The 2003 Acquisitions accounted for approximately $2.0 million of the increase, with the remainder due to normal merit increases which were partially offset by lower incentive compensation related to the decline in mortgage refinancing activities. Staff levels, excluding the 2003 Acquisitions, were up slightly from a year ago.

     Communication and equipment costs of $2.5 million were up $647,000, or 34%, over the first quarter of 2003, primarily due to the 2003 Acquisitions and further investment in technology equipment to support business growth and enhance operating efficiencies.

     Postage, printing and supplies expense of $1.1 million was up $197,000, or 21%, from the same period in 2003. More than half of the increase was due to the 2003 Acquisitions and the balance was related to business growth.

     The $286,000 increase in intangible amortization reflects the increase in amortization of core deposit intangibles that were recorded in connection with the 2003 Acquisitions.

     The efficiency ratio measures total operating expenses, excluding merger-related charges, as a percentage of total revenue, excluding the provision for loan losses and net securities gains or losses. Based on operating income, which excludes merger-related charges, United’s efficiency ratio for the first quarter was 59.83% compared with 61.03% for the first quarter of 2003.

Income Taxes

     Income taxes, excluding taxable equivalent adjustments, were $5.8 million and the effective tax rate for the first quarter was 34.5%, as compared with $4.3 million and an effective tax rate of 35.0% for the first quarter of 2003. The effective tax rates were lower than the statutory tax rate primarily due to interest revenue on certain investment securities and loans that are exempt from income taxes and tax credits. The decrease in the effective tax rate for 2004 is due to an increase in tax credits related to affordable housing investments made over the last twelve months. Additional information regarding income taxes can be found in Note 13 to the Consolidated Financial Statements filed with United’s 2003 Form 10-K.

Balance Sheet Review

     Total assets at March 31, 2004 were $4.118 billion, 1% higher than the $4.069 billion at December 31, 2003 and 15% higher than the $3.579 billion at March 31, 2003. The acquisitions of First Georgia Bank and the three North Carolina branches added approximately $322 million to total assets. Average total assets for the first quarter of 2004 were $4.085 billion, up $815 million from average assets in the first quarter of 2003.

Loans

     The following table presents a summary of United’s loan portfolio.

Table 7 – Loans Outstanding
(in thousands)

	March 31,	December 31,	March 31,
	2004	2003	2003
Commercial (commercial and industrial)	$189,592	$190,189	$164,366
Commercial (secured by real estate)	815,636	776,591	681,690

Total commercial	1,005,228	966,780	846,056
Construction (secured by real estate)	993,280	927,087	741,057
Residential mortgage	1,010,933	981,961	821,467
Installment	137,862	140,169	137,421

Total loans	$3,147,303	$3,015,997	$2,546,001

As a percentage of total loans:
Commercial (commercial and industrial)	6%	6%	7%
Commercial (secured by real estate)	26	26	27

Total commercial	32	32	34
Construction (secured by real estate)	32	31	29
Residential mortgage	32	32	32
Installment	4	5	5

Total	100%	100%	100%

     At March 31, 2004, total loans were $3.147 billion, an increase of $601 million, or 24%, from March 31, 2003 and an increase of $131 million, or 4%, from December 31, 2003. The acquisitions of First Georgia Bank, which closed on May 1, 2003, and the three North Carolina branches added $232 million in balances to the loan portfolio. Average total loans for the first quarter of 2004 were $3.096 billion, an increase of $673 million, or 28% over first quarter of 2003. Over the past year, United has experienced strong loan growth in all markets, with particular strength in loans secured by real estate, both residential and non-residential. Substantially all loans are to customers located in Georgia, North Carolina and Tennessee, the immediate market areas of the Banks. This includes customers who have a seasonal residence in the Banks’ market areas. Approximately $252 million of the increase from a year ago occurred in construction and land development loans. Growth has also been strong in residential real estate loans and commercial loans secured by real estate which grew $189 million and $134 million, respectively from March 31, 2003. Residential real estate loans of $107 million, commercial loans secured by real estate of $32 million and construction loans of $54 million were added through the acquisition of First Georgia Bank.

Asset Quality and Risk Elements

     United manages asset quality and controls credit risk through close supervision of the loan portfolio and the application of policies designed to promote sound underwriting and loan monitoring practices. United’s loan administration function is responsible for monitoring asset quality, establishing credit policies and procedures and enforcing the consistent application of these policies and procedures at all of the Banks. Additional information on the loan administration function is included in Item 1 under the heading Loan Review and Non-performing Assets in United’s Annual Report on Form 10-K.

     The provision for loan losses charged to earnings is based upon management’s judgment of the amount necessary to maintain the allowance at a level adequate to absorb probable losses. The amount each period is dependent upon many factors including growth and changes in the composition of the loan portfolio, net charge-offs, delinquencies, management’s assessment of loan portfolio quality, the value of collateral, and economic factors and trends. The evaluation of these factors is performed by the credit administration department through an analysis of the adequacy of the allowance for loan losses.

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

     The following table presents a summary of changes in the allowance for loan losses for the three months ended March 31, 2004 and 2003.

Table 8 – Summary of Loan Loss Experience
For the Three Months Ended March 31, 2004 and 2003
(in thousands)

	Three Months Ended
	March 31,
	2004	2003
Balance beginning of period	$38,655	$30,914
Allowance from acquisitions	—	1,638
Loans charged-off	(1,020)	(1,157)
Recoveries	385	127

Net charge-offs	(635)	(1,030)
Provision for loan losses	1,800	1,500

Balance end of period	$39,820	$33,022

Total loans:
At period end	$3,147,303	$2,546,001
Average	3,095,875	2,422,542
As a percentage of average loans (annualized):
Net charge-offs	.08%	.17%
Provision for loan losses	.23	.25
Allowance as a percentage of period end loans	1.27	1.30
Allowance as a percentage of non-performing loans	579	481

     Management believes that the allowance for loan losses at March 31, 2004 is adequate to absorb losses inherent in the loan portfolio. This assessment involves uncertainty and judgment; therefore, the adequacy of the allowance for loan losses cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examination of the Banks, may require adjustments to the provision for loan losses in future periods if, in their opinion, the results of their review warrant such additions.

Non-performing Assets

     The table below summarizes United’s non-performing assets.

Table 9 – Non-Performing Assets
(in thousands)

	March 31,	December 31,	March 31,
	2004	2003	2003
Non-accrual loans	$6,878	$6,627	$6,871
Loans past due 90 days or more and still accruing	—	—	—

Total non-performing loans	6,878	6,627	6,871
Other real estate owned	373	962	874

Total non-performing assets	$7,251	$7,589	$7,745

Non-performing loans as a percentage of total loans	.22%	.22%	.27%
Non-performing assets as a percentage of total assets	.18	.19	.22

     Non-performing loans, which include non-accrual loans and accruing loans past due over 90 days, totaled $6.9 million at March 31, 2004, compared with $6.6 million at December 31, 2003 and $6.9 million at March 31, 2003. United has no concentrations of non-performing loans attributable to any specific industry. At March 31, 2004, the ratio of non-performing loans to total loans was .22%, compared with .22% at December 31, 2003 and .27% at March 31, 2003. Non-performing assets, which include non-performing loans and foreclosed real estate, totaled $7.3 million at March 31, 2004, compared with $7.6 million at December 31, 2003 and $7.7 million at March 31, 2003.

     United’s policy is to place loans on non-accrual status when, in the opinion of management, the principal and interest on a loan is not likely to be repaid in accordance with the loan terms or when the loan becomes 90 days past due and is not well secured and in the process of collection. When a loan is placed on non-accrual status, interest previously accrued, but not collected, is reversed against current interest revenue. Depending on management’s evaluation of the borrower and loan collateral, interest revenue on a non-accrual loan may be recognized on a cash basis as payments are received. There were no commitments to lend additional funds to customers whose loans were on non-accrual status at March 31, 2004.

     At March 31, 2004 and 2003, there were $1.1 million and $2.9 million, respectively, of loans classified as impaired under the definition outlined in SFAS No. 114. Specific reserves allocated to these impaired loans totaled $267,000 at March 31, 2004, and $745,000 at March 31, 2003. The average recorded investment in impaired loans for the quarters ended March 31, 2004 and 2003, was $967,000 and $2.9 million, respectively. Interest revenue recognized on loans while they were impaired for the first quarter of 2004 was $3,000, compared with $4,000 for the same period in 2003.

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

     Total average investment securities for the quarter increased 6% from first quarter of 2003, as the investment portfolio was used to help stabilize the interest rate sensitivity and increase net interest revenue. The acquisition of First Georgia Bank in 2003 added approximately $19 million to the investment securities portfolio.

     The investment securities portfolio consists of U.S. Government and agency securities, municipal securities and U.S. Government sponsored agency mortgage-backed securities. Mortgage-backed securities rely on the underlying pools of mortgage loans to provide a cash flow of principal and interest. The actual maturities of these securities will differ from the contractual maturities because the loans underlying the security may prepay. Decreases in interest rates will generally cause an acceleration of prepayment levels. In a declining interest rate environment, United generally will not be able to reinvest the proceeds from these prepayments in assets that have comparable yields.

Deposits

     Total deposits at March 31, 2004 were $3.074 billion, an increase of $351 million from March 31, 2003, primarily due to the acquisitions of First Georgia Bank and the three North Carolina branches in 2003. Total non-interest-bearing demand deposit accounts increased $81 million and interest-bearing demand accounts increased $103 million. Total time deposits as of March 31, 2004 were $1.636 billion, an increase of $136 million from the first quarter of 2003. During 2003, United chose not to aggressively pursue certificates of deposit where local market pricing was too high or there was no other customer relationship. As a result, the level of certificates of deposit experienced some attrition during the year in favor of funding from lower-cost sources. This reduced the overall cost of funds by using more floating rate funding sources. The shift in funding mix did not significantly change United’s interest rate risk profile due to the increase in floating rate loans.

     Time deposits of $100,000 and greater totaled $402 million at March 31, 2004, compared with $394 million at March 31, 2003. United utilizes “brokered” time deposits, issued in certificates of less than $100,000, as an alternative source of cost-effective funding. Brokered time deposits outstanding at March 31, 2004 and March 31, 2003 were $429 million and $346 million, respectively.

Wholesale Funding

     At March 31, 2004, each of the Banks were shareholders in the Federal Home Loan Bank. Through this affiliation, secured advances totaling $470 million were outstanding at rates competitive with time deposits of like maturities. United anticipates continued utilization of this short and long term source of funds. FHLB advances outstanding at March 31, 2004 had both fixed and floating interest rates ranging from .13% to 6.59%. None of the FHLB advances mature prior to December 31, 2004. Additional information regarding FHLB advances, including scheduled maturities, is provided in Note 10 to the consolidated financial statements included in United’s 2003 Form 10-K.

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

     Net interest revenue is influenced by changes in the level of interest rates. United manages its exposure to fluctuations in interest rates through policies established by the Asset/Liability Management Committee (“ALCO”). ALCO meets regularly and has responsibility for approving asset/liability management policies, formulating and implementing strategies to improve balance sheet positioning and/or earnings and reviewing United’s interest rate sensitivity.

     One of the tools management utilizes to estimate the sensitivity of net interest revenue to changes in interest rates is an interest rate simulation model. Such estimates are based upon a number of assumptions for various scenarios, including the level of balance sheet growth, deposit repricing characteristics and the rate of prepayments. The simulation model measures the potential change in net interest revenue over a twelve-month period under six interest rate scenarios. The first scenario assumes rates remain flat (“flat rate scenario”) over the next twelve months and is the scenario that all others are compared to in order to measure the change in net interest revenue. The second scenario is a most likely scenario that projects the most likely change in rates over the next twelve months based on the slope of the yield curve. United runs ramp scenarios that assume gradual increases and decreases of 200 basis points each over the next twelve months. United’s policy for net interest revenue simulation is limited to a change from the flat rate scenario of less than 10% for the up or down 200 basis point ramp scenarios over twelve months. At March 31, 2004, United’s simulation model indicated that a 200 basis point increase in rates over the next twelve months would cause an approximate 3% increase in net interest revenue and a 200 basis point decrease in rates over the next twelve months would cause an approximate 6% decrease in net interest revenue.

     In order to assist in achieving a desired level of interest rate sensitivity, United uses off-balance sheet contracts that are considered derivative financial instruments. Derivative financial instruments can be a cost and capital effective means of modifying the repricing characteristics of on-balance sheet assets and liabilities. At March 31, 2004, United was a party to interest rate swap contracts under which it pays a variable rate and receives a fixed rate.

     The following table presents the interest rate swap contracts outstanding at March 31, 2004.

Table 10 – Interest Rate Swap Contracts
As of March 31, 2004
(in thousands)

	Notional	Rate	Rate	Fair
Type/Maturity	Amount	Received	Paid(1)	Value
Cash Flow Contracts
October 24, 2005	$44,000	5.57%	4.00%	$509
December 4, 2006	15,000	5.85	4.00	267
December 17, 2006	30,000	5.99	4.00	655
October 23, 2007	108,000	6.08	4.00	2,098

Total Cash Flow Contracts	$197,000	5.93%	4.00%	$3,529

(1) Based on prime rate at March 31, 2004

     All of United’s derivative financial instruments are classified as cash flow hedges. The change in fair value of cash flow hedges is recognized in other comprehensive income. Cash flow hedges consist of interest rate swap contracts that are designated as hedges of daily repricing prime based loans. Under these contracts, United receives a fixed interest rate and pays a floating rate based on the Prime Rate as posted in the Wall Street Journal.

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

     The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and the maturities and sales of securities. Mortgage loans held for sale totaled $14.5 million at March 31, 2004, and typically turn over every 45 days as the closed loans are sold to investors in the secondary market. Other short-term investments such as federal funds sold are additional sources of liquidity.

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

     United has available lines of credit at its holding company with other financial institutions totaling $85 million. At March 31, 2004, United had sufficient qualifying collateral to increase FHLB advances by $330 million. United’s internal policy limits brokered deposits to 25% of total deposits, excluding the brokered deposits. At March 31, 2004, United had the capacity to increase brokered deposits by $230 million and still remain within this limit. In addition to these wholesale sources, United has the ability to attract retail deposits at any time by competing more aggressively on pricing.

     As disclosed in United’s Consolidated Statement of Cash Flows, net cash provided by operating activities was $11.8 million for the three months ended March 31, 2004. The major contributors in this category were net income of $10.9 million, depreciation, amortization and accretion of $3.6 million and an increase in accrued expenses and other liabilities of $3.6 million, partially offset by a decrease in other assets of $4.2 million and an increase in mortgage loans held for sale of $3.8 million. Net cash used by investing activities of $82.7 million consisted primarily of a net increase in loans totaling $132.2 million and $59.9 million used to purchase investment securities, partially offset by proceeds from sales, maturities and calls of investment securities of $112.4 million. Net cash provided by financing activities consisted primarily of a net increase in deposits of $216.7 million, a net increase in FHLB advances of $165.1 million and a net increase in federal funds purchased and repurchase agreements of $25.6 million, partially offset by a $43.8 million net decrease in other borrowings. In the opinion of management, the liquidity position at March 31, 2004 is sufficient to meet its expected cash flow requirements.

Capital Resources and Dividends

     Stockholders’ equity at March 31, 2004 was $311.2 million, an increase of $65.5 million from March 31, 2003. Accumulated other comprehensive income (loss) is not included in the calculation of regulatory capital adequacy ratios. Excluding the change in the accumulated other comprehensive income, stockholders’ equity increased $66.4 million, or 28%, from March 31, 2003, of which $29.3 million was the result of shares exchanged for the acquisition of First Georgia Bank. Dividends of $2.1 million, or $.06 per share, were declared on common stock during the first quarter of 2004, an increase of 20% from the amount declared in 2003. On an operating basis, the dividend payout ratios for the first quarters of 2004 and 2003 were both 19%. United has historically retained the majority of its earnings in order to provide a cost effective source of capital for continued growth and expansion. However, in recognition that cash dividends are an important component of shareholder value, management has instituted a dividend program that provides for increased cash dividends when earnings and capital levels permit.

     United’s Board of Directors has authorized the repurchase of up to 2,250,000 shares of the Company’s common stock through December 31, 2004. Through March 31, 2004, a total of 1,311,000 shares have been purchased under this program at an average cost of $14.78. No shares were purchased during the first quarter.

     United trades on the NASDAQ National Market under the symbol UCBI. The closing price for the period ended March 31, 2004 was $23.73. Below is a quarterly schedule of high and low stock prices for 2004 and 2003.

Table 11 – Stock Price Information

	2004		2003
	High	Low	High	Low
First quarter	$24.62	$21.37	$18.00	$14.67
Second quarter			18.00	15.37
Third quarter			20.02	16.34
Fourth quarter			23.93	18.51

     The following table presents the quarterly cash dividends declared in 2004 and 2003 and the respective payout ratios as a percentage of basic operating earnings per share, which excludes merger-related charges.

Table 12 – Dividend Payout Information (based on operating earnings)

	2004		2003
	Dividend	Payout %	Dividend	Payout %
First quarter	$.06	19	$.05	19	(1)
Second quarter			.05	17	(1)
Third quarter			.05	17
Fourth quarter			.05	17	(1)

(1)	Dividend payout ratios for the first, second and fourth quarters of 2003 were 20%, 18% and 17%, respectively, when calculated using GAAP earnings per share.

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

     The following table shows United’s capital ratios, as calculated under regulatory guidelines, at March 31, 2004 and 2003.

Table 13 – Capital Ratios
(in thousands)

		2004		2003
	Well	Actual	Regulatory	Actual	Regulatory
	Capitalized	Amount	Minimum	Amount	Minimum
Tier I Leverage:
Amount		$268,560	$120,493	$238,529	$97,124
Ratio	5.00%	6.69%	3.00%	7.37%	3.00%
Tier I Risk Based:
Amount		$268,560	$132,302	$238,529	$104,469
Ratio	6.00%	8.12%	4.00%	9.13%	4.00%
Total Risk Based:
Amount		$377,980	$264,603	$306,106	$208,937
Ratio	10.00%	11.43%	8.00%	11.72%	8.00%

     United’s Tier I capital, which excludes other comprehensive income, consists of stockholders’ equity and qualifying capital securities less goodwill and deposit-based intangibles, totaled $269 million at March 31, 2004. Tier II capital components include supplemental capital items such as a qualifying allowance for loan losses and qualifying subordinated debt. Tier I capital plus Tier II capital components is referred to as Total Risk-based capital and was $378 million at March 31, 2004. The capital ratios, as calculated under the guidelines, were 8.12% and 11.43% for Tier I and Total Risk-based capital, respectively, at March 31, 2004.

     A minimum leverage ratio is required in addition to the risk-based capital standards and is defined as Tier I capital divided by average assets adjusted for goodwill and deposit-based intangibles. Although a minimum leverage ratio of 3% is required for the highest-rated bank holding companies which are not undertaking significant expansion programs, the Federal Reserve Board requires a bank holding company to maintain a leverage ratio greater than 3% if it is experiencing or anticipating significant growth or is operating with less than well-diversified risks in the opinion of the Federal Reserve Board. Financial institutions with a leverage ratio exceeding 5% are considered to be well capitalized. The Federal Reserve Board uses the leverage and risk-based capital ratios to assess capital adequacy of banks and bank holding companies. United’s leverage ratios at March 31, 2004 and 2003 were 6.69% and 7.37%, respectively.

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

     United’s management believes the impact of inflation on financial results depends on United’s ability to react to changes in interest rates and, by such reaction, reduce the inflationary impact on performance. United has an asset/liability management program to manage United’s interest rate sensitivity position. In addition, periodic reviews of banking services and products are conducted to adjust pricing in view of current and expected costs.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

     There have been no material changes in United’s quantitative and qualitative disclosures about market risk as of March 31, 2004 from that presented in the Annual Report on Form 10-K for the year ended December 31, 2003. The interest rate sensitivity position at March 31, 2004 is included in management’s discussion and analysis on page 22 of this report.

Item 4. Controls and Procedures

     United’s management, including the Chief Executive Officer and Chief Financial Officer, supervised and participated in an evaluation of the company’s disclosure controls and procedures as of March 31, 2004. Based on, and as of the date of, that evaluation, United’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective in accumulating and communicating information to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures of that information under the Securities and Exchange Commission’s rules and forms and that the disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports that are filed or submitted by United under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

A current report on Form 8-K dated January 27, 2004, was filed with the Securities and Exchange Commission under item 12 “Results of Operations and Financial Condition” of such form, furnishing materials for the fourth quarter 2003 earnings announcement to be conducted by Jimmy C. Tallent, President and Chief Executive Officer and Rex S. Schuette, Executive Vice President and Chief Financial Officer of United Community Banks, Inc. on January 27, 2004.

A current report on Form 8-K dated March 15, 2004, was filed with the Securities and Exchange Commission under item 5 “Other Events and Regulation FD Disclosure” of such form, noting the issuance of a news release on March 15, 2004, announcing a 3-for-2 split of United’s common stock effective April 28, 2004 for shareholders of record on April 14, 2004.

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

Date: May 6, 2004