Form 10-Q
period 2004-06-30
UNITED COMMUNITY BANKS INC
filed 2004-08-06
CIK 857855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

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

YES ☒ NO ☐

Common stock, par value $1 per share: 36,246,392 shares
outstanding as of June 30, 2004

INTRODUCTORY NOTE

All financial statements and per share amounts included in this Quarterly Report on Form 10-Q have been restated to reflect the three-for-two split of United’s common stock effective on April 28, 2004.

Part I – Financial Information

Item 1 – Financial Statements
UNITED COMMUNITY BANKS, INC.
Consolidated Statement of Income
For the Three and Six Months Ended June 30, 2004 and 2003

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
(in thousands, except per share data)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest revenue:
Loans, including fees	$49,326	$45,732	$96,748	$86,838
Federal funds sold and deposits in banks	66	99	177	167
Investment securities:
Taxable	6,339	6,099	12,408	12,065
Tax exempt	545	739	1,111	1,470

Total interest revenue	56,276	52,669	110,444	100,540

Interest expense:
Deposits:
Demand	1,920	2,163	3,714	4,391
Savings	93	115	176	205
Time	9,773	10,781	19,070	20,889
Federal funds purchased	499	146	770	233
Other borrowings	5,147	5,262	10,474	10,338

Total interest expense	17,432	18,467	34,204	36,056

Net interest revenue	38,844	34,202	76,240	64,484
Provision for loan losses	1,800	1,500	3,600	3,000

Net interest revenue after provision for loan losses	37,044	32,702	72,640	61,484

Fee revenue:
Service charges and fees	5,312	4,687	10,335	8,261
Mortgage loan and other related fees	1,585	3,335	2,865	5,647
Consulting fees	1,402	1,154	2,529	2,274
Brokerage fees	515	448	1,223	868
Securities losses, net	—	(3)	(4)	(3)
Other	833	695	1,977	1,646

Total fee revenue	9,647	10,316	18,925	18,693

Total revenue	46,691	43,018	91,565	80,177

Operating expenses:
Salaries and employee benefits	18,662	17,571	36,788	32,675
Occupancy	2,273	2,194	4,555	4,296
Communications and equipment	2,677	2,104	5,224	4,004
Postage, printing and supplies	1,068	1,172	2,210	2,117
Professional fees	795	1,076	1,632	1,971
Advertising and public relations	991	967	1,755	1,673
Amortization of intangibles	395	328	766	413
Merger-related charges	464	668	464	1,508
Other	2,502	2,287	4,609	4,467

Total operating expenses	29,827	28,367	58,003	53,124

Income before income taxes	16,864	14,651	33,562	27,053
Income taxes	5,815	5,182	11,575	9,520

Net income	$11,049	$9,469	$21,987	$17,533

Net income available to common stockholders	$11,048	$9,441	$21,970	$17,488

Earnings per common share:
Basic	$.31	$.28	$.62	$.53
Diluted	.30	.27	.60	.51
Weighted average common shares outstanding (in thousands):
Basic	35,633	34,280	35,477	33,060
Diluted	36,827	35,387	36,655	34,166

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED COMMUNITY BANKS, INC.

Consolidated Balance Sheet
For the period ended

	June 30,	December 31,	June 30,
	2004	2003	2003
($ in thousands)	(Unaudited)	(Audited)	(Unaudited)
ASSETS
Cash and due from banks	$147,793	$91,819	$94,542
Interest-bearing deposits in banks	39,186	68,374	41,632

Cash and cash equivalents	186,979	160,193	136,174
Securities available for sale	739,667	659,891	660,625
Mortgage loans held for sale	18,610	10,756	38,536
Loans, net of unearned income	3,338,309	3,015,997	2,861,481
Less — allowance for loan losses	42,558	38,655	37,353

Loans, net	3,295,751	2,977,342	2,824,128
Premises and equipment, net	92,497	87,439	82,356
Interest receivable	23,150	20,962	22,564
Intangible assets	87,657	72,182	65,835
Other assets	81,135	80,069	75,711

Total assets	$4,525,446	$4,068,834	$3,905,929

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand	$479,439	$412,309	$397,043
Interest-bearing demand	935,489	846,022	790,518
Savings	160,550	140,619	134,223
Time	1,764,370	1,458,499	1,549,142

Total deposits	3,339,848	2,857,449	2,870,926
Federal funds purchased and repurchase agreements	181,439	102,849	51,990
Federal Home Loan Bank advances	535,343	635,420	585,725
Other borrowings	113,877	152,596	87,871
Accrued expenses and other liabilities	24,481	21,147	23,917

Total liabilities	4,194,988	3,769,461	3,620,429

Stockholders’ equity:
Preferred stock, $1 par value; $10 stated value; 10,000,000 shares authorized; 48,300, 55,900 and 65,500 shares issued and outstanding	483	559	655
Common stock, $1 par value; 100,000,000 shares authorized; 36,620,754, 35,706,573 and 35,706,573 shares issued	36,621	35,707	35,707
Capital surplus	116,129	95,951	97,002
Retained earnings	184,572	166,887	149,843
Treasury stock; 374,362, 417,525 and 739,581 shares, at cost	(6,393)	(7,120)	(11,394)
Accumulated other comprehensive (loss) income	(954)	7,389	13,687

Total stockholders’ equity	330,458	299,373	285,500

Total liabilities and stockholders’ equity	$4,525,446	$4,068,834	$3,905,929

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED COMMUNITY BANKS, INC.

Consolidated Statement of Changes in Stockholders’ Equity
For the Six Months Ended June 30,

						Accumulated
						Other
	Preferred	Common	Capital	Retained	Treasury	Comprehensive
(in thousands)	Stock	Stock	Surplus	Earnings	Stock	Income (Loss)	Total
Balance, December 31, 2002	$1,726	$32,709	$51,592	$135,709	$(11,432)	$11,275	$221,579
Comprehensive income:
Net income				17,533			17,533
Other comprehensive income:
Unrealized holding gains on available for sale securities, net of deferred tax expense and reclassification adjustment						1,646	1,646
Unrealized gains on derivative financial instruments qualifying as cash flow hedges, net of deferred tax expense						766	766

Comprehensive income				17,533		2,412	19,945
Retirement of preferred stock (107,100 shares)	(1,071)						(1,071)
Cash dividends declared ($.10 per share)				(3,347)			(3,347)
Common stock issued for acquisitions (2,997,687 shares)		2,998	46,893				49,891
Exercise of stock options (350,210 shares)			(1,507)		4,401		2,894
Tax benefit from options exercised			24				24
Acquisition of treasury stock (275,813 shares)					(4,363)		(4,363)
Dividends declared on preferred stock ($.30 per share)				(52)			(52)

Balance, June 30, 2003	$655	$35,707	$97,002	$149,843	$(11,394)	$13,687	$285,500

Balance, December 31, 2003	$559	$35,707	$95,951	$166,887	$(7,120)	$7,389	$299,373
Comprehensive income:
Net income				21,987			21,987
Other comprehensive loss:
Unrealized holding losses on available for sale securities, net of deferred tax benefit and reclassification adjustment						(6,057)	(6,057)
Unrealized losses on derivative financial instruments qualifying as cash flow hedges, net of deferred tax benefit						(2,286)	(2,286)

Comprehensive income				21,987		(8,343)	13,644
Redemption of preferred stock (7,600 shares)	(76)						(76)
Cash dividends declared ($.12 per share)				(4,293)			(4,293)
Redemption of fractional shares (446 shares)							—
Common stock issued for acquisitions (914,627 shares)		914	20,586				21,500
Exercise of stock options (43,163 shares)			(232)		727		495
Amortization of restricted stock awards			16				16
Tax benefit from options exercised			(192)				(192)
Dividends declared on preferred stock ($.30 per share)				(9)			(9)

Balance, June 30, 2004	$483	$36,621	$116,129	$184,572	$(6,393)	$(954)	$330,458

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED COMMUNITY BANKS, INC.

Consolidated Statement of Cash Flows
For the Six Months Ended June 30,

	2004	2003
(in thousands)	(Unaudited)	(Unaudited)
Operating activities:
Net income	$21,987	$17,533
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	7,651	6,846
Provision for loan losses	3,600	3,000
Loss on sale of securities available for sale	4	3
Gain on sale of other assets	(125)	—
Changes in assets and liabilities:
Other assets and accrued interest receivable	(8,072)	(7,507)
Accrued expenses and other liabilities	7,155	8,334
Mortgage loans held for sale	(7,854)	(10,041)

Net cash provided by operating activities	24,346	18,168

Investing activities (net of purchase adjustments):
Proceeds from sales of securities available for sale	55,939	28,327
Proceeds from maturities and calls of securities available for sale	141,286	116,274
Purchases of securities available for sale	(254,123)	(204,424)
Net increase in loans	(231,444)	(171,403)
Proceeds from sales of premises and equipment	1,216	65
Purchases of premises and equipment	(8,816)	(6,297)
Net cash received from acquisitions	5,439	28,828
Cash deposits for life insurance contracts	(104)	(20)
Proceeds from sale of other real estate	1,222	435

Net cash used by investing activities	(289,385)	(208,215)

Financing activities (net of purchase adjustments):
Net change in deposits	306,452	93,720
Net change in federal funds purchased and repurchase agreements	137,993	30,745
Proceeds from other borrowings	1,155	13,191
Repayments of other borrowings	(45,029)	(2,031)
Proceeds from FHLB advances	675,100	532,600
Repayments of FHLB advances	(780,350)	(442,859)
Proceeds from exercise of stock options	495	2,894
Retirement of preferred stock	(76)	(1,071)
Purchase of treasury stock	—	(4,363)
Cash dividends on common stock	(3,906)	(2,898)
Cash dividends on preferred stock	(9)	(52)

Net cash provided by financing activities	291,825	219,876

Net change in cash and cash equivalents	26,786	29,829
Cash and cash equivalents at beginning of period	160,193	106,345

Cash and cash equivalents at end of period	$186,979	$136,174

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$33,411	$34,897
Income taxes	13,098	8,395

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

Note 2 — Stock Split

     On April 28, 2004, United had a three-for-two split of its common stock. All financial statements and per share amounts included in the financial statements and accompanying notes have been restated to reflect the change in the number of shares outstanding as of the beginning of the earliest period presented.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income available to common shareholders:
As reported	$11,048	$9,441	$21,970	$17,488
Pro forma	10,845	9,311	21,613	17,284
Basic earnings per common share:
As reported	.31	.28	.62	.53
Pro forma	.30	.27	.61	.52
Diluted earnings per common share:
As reported	.30	.27	.60	.51
Pro forma	.30	.26	.59	.51

     The weighted average fair value of options granted in the second quarter of 2004 and 2003 was $5.94 and $3.43, respectively. The weighted average fair value of options granted in the first six months of 2004 and 2003 was $5.91 and $3.43, respectively. The fair value of each option granted was estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions: dividend yield of 1%; a risk free interest rate ranging from 3.61% to 4.57% in 2004 and 3.48% in 2003; expected volatility of 15%; and, an expected life of 7 years. Since United’s stock trading history dates back only to March of 2002, when United listed on Nasdaq, the Nasdaq Bank Index was used to determine volatility. The fair value of each option granted prior to 2002 was estimated on the date of grant using the minimum value method with the following weighted average assumptions: dividend yield of 1%; a risk free interest rate of 5%; and, an expected life of 7 years. Compensation expense, included in the proforma results, was determined based on the fair value of the options at the time of grant, multiplied by the number of options granted, which was then amortized, net of tax, over the vesting period.

Note 4 — Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30.

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Basic earnings per share:
Weighted average shares outstanding	35,633	34,280	35,477	33,060
Net income available to common shareholders	$11,048	$9,441	$21,970	$17,488

Basic earnings per share	$.31	$.28	$.62	$.53

Diluted earnings per share:
Weighted average shares outstanding	35,633	34,280	35,477	33,060
Net effect of the assumed exercise of stock options based on the treasury stock method using average market price for the period	822	687	806	686
Effect of conversion of subordinated debt	372	420	372	420

Total weighted average shares and common stock equivalents outstanding	36,827	35,387	36,655	34,166

Net income available to common shareholders	$11,048	$9,441	$21,970	$17,488
Income effect of conversion of subordinated debt, net of tax	21	24	42	49

Net income, adjusted for effect of conversion of subordinated debt, net of tax	$11,069	$9,465	$22,012	$17,537

Diluted earnings per share	$.30	$.27	$.60	$.51

Note 5 — Mergers and Acquisitions

     On June 1, 2004, United acquired all of the outstanding common shares of Fairbanco Holding Company, Inc., a thrift holding company headquartered in Fairburn, Georgia. Fairbanco’s results of operations are included in consolidated financial results from the acquisition date. Fairbanco Holding Company was the parent company of 1st Community Bank, with 5 banking offices serving Atlanta’s southern metropolitan area.

     The aggregate purchase price was $23.6 million including $2.7 million of cash and 914,627 shares of United’s common stock valued at $20.9 million. The value of the common shares issued of $22.91 was determined based on the average market price of United’s common shares over the two-day period before and after the terms of the acquisition were agreed to and announced.

     The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of acquisition in 2004.

Fairbanco
Holding
Company
(June 1)
Assets:
Cash and cash equivalents	$66,956
Investment securities	30,485
Loans, net	92,383
Premises and equipment	1,255
Core deposit intangible	2,820
Goodwill	12,836
Other assets	5,870

Total assets	$212,605

Liabilities:
Deposits	$175,947
Other borrowed funds	10,390
Other liabilities	2,657

Total liabilities assumed	188,994

Net assets acquired	$23,611

     Core deposit intangibles are being amortized over a period of 10 years. Goodwill will not be amortized or deductible for tax purposes but will be subject to impairment tests at least annually.

     In connection with the acquisition of Fairbanco Holding Company, United incurred charges of $464,000 during the second quarter. The charges are included in operating expenses in the Consolidated Statement of Income. The table below provides a summary of the merger charges showing the amounts paid during the period and the amounts remaining accrued at June 30, 2004.

	Expensed in	Utilized in
	Six months ended	Six months ended	Balance at
	June 30, 2004	June 30, 2004	June 30, 2004
Professional fees	$325	$175	$150
Other conversion costs	139	96	43

	$464	$271	$193

     On August 3, 2004, United announced a definitive agreement to acquire Eagle National Bank with assets of $64 million headquartered in Stockbridge, Georgia. The transaction is valued at approximately $12.5 million and is expected to close during the fourth quarter of 2004. United will exchange 414,528 shares of its stock and approximately $2.4 million in cash for all of the outstanding shares of Eagle. The acquisition of Eagle National Bank will greatly enhance United’s presence in the southside of the metro Atlanta market.

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

Overview

     United is a bank holding company registered under the Bank Holding Company Act of 1956, and was incorporated under the laws of the state of Georgia in 1987 and commenced operations in 1988. At June 30, 2004, United had total consolidated assets of $4.5 billion, total loans of $3.3 billion, total deposits of $3.3 billion and stockholders’ equity of $330 million.

     United’s activities are primarily conducted by its wholly-owned banking subsidiaries (which are collectively referred to as the “Banks” in this discussion) and Brintech, Inc., a consulting firm providing professional services to the financial services industry.

     This discussion reflects the three-for-two stock split effective on April 28, 2004 to shareholders of record on April 14, 2004.

Recent Mergers and Acquisitions

     On March 31, 2003, United completed its acquisition of First Central Bancshares, a community bank holding company headquartered in Lenoir City, Tennessee, and its wholly-owned Tennessee bank subsidiary, First Central Bank. On that date, First Central Bank had assets of $196 million, including purchase accounting related intangibles. United exchanged 1,231,740 shares of its common stock valued at $20.6 million and approximately $9 million in cash for all of the outstanding shares. First Central Bank’s name was changed to United Community Bank Tennessee.

     On May 1, 2003, United completed its acquisition of First Georgia Holding, a community bank holding company headquartered in Brunswick, Georgia, and its wholly-owned Georgia bank subsidiary, First Georgia Bank. At closing, First Georgia Bank had assets of $304 million, including purchase accounting related intangibles. United exchanged 1,765,947 shares of its common stock valued at $29.3 million and approximately $12.8 million in cash for all of the outstanding shares. First Georgia Bank was merged into United’s Georgia bank subsidiary.

     During the fourth quarter of 2003, United acquired three branches in Avery, Mitchell and Graham counties in western North Carolina. The three branches had aggregate deposits and loans of $72 million and $11 million, respectively. These branches complemented United’s existing western North Carolina markets and were a natural extension of the existing franchise. United paid a premium for each branch of between 7% and 11% of average deposits.

     On June 1, 2004, United completed its acquisition of Fairbanco Holding Company, a thrift holding company headquartered in Fairburn, Georgia, and its wholly-owned Georgia subsidiary, 1st Community Bank. On that date, 1st Community Bank had assets of $213 million, including purchase accounting related intangibles. United exchanged 914,627 shares of its common stock valued at $20.9 million and approximately $2.7 million in cash for all of the outstanding shares. 1st Community Bank was merged into United’s Georgia bank subsidiary.

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

Table 1 – Financial Highlights

UNITED COMMUNITY BANKS, INC.
Selected Financial Information
For the Three and Six Months Ended June 30, 2004

	2004		2003			Second	For the Six
						Quarter	Months Ended		YTD
(in thousands, except per share	Second	First	Fourth	Third	Second	2004-2003			2004-2003
data; taxable equivalent)	Quarter	Quarter	Quarter	Quarter	Quarter	Change	2004	2003	Change
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)		(Unaudited)	(Unaudited)
INCOME SUMMARY
Interest revenue	$56,680	$54,587	$53,943	$53,731	$53,261		$111,267	$101,664
Interest expense	17,432	16,772	17,098	17,446	18,467		34,204	36,056

Net interest revenue	39,248	37,815	36,845	36,285	34,794	13%	77,063	65,608	17%
Provision for loan losses	1,800	1,800	1,800	1,500	1,500		3,600	3,000
Fee revenue	9,647	9,278	9,090	10,401	10,316	(6)	18,925	18,693	1

Total revenue	47,095	45,293	44,135	45,186	43,610	8	92,388	81,301	14
Operating expenses (1)	29,363	28,176	27,572	28,712	27,699	6	57,539	51,616	11

Income before taxes	17,732	17,117	16,563	16,474	15,911	11	34,849	29,685	17
Income taxes	6,379	6,179	5,959	6,110	6,014		12,558	11,178

Net operating income	11,353	10,938	10,604	10,364	9,897	15	22,291	18,507	20
Merger-related charges, net of tax	304	—	383	—	428		304	974

Net income	$11,049	$10,938	$10,221	$10,364	$9,469	17	$21,987	$17,533	25

OPERATING PERFORMANCE(1)
Earnings per common share:
Basic	$.32	$.31	$.30	$.29	$.29	10	$.63	$.56	13
Diluted	.31	.30	.29	.29	.28	11	.61	.54	13
Return on tangible equity (3)	19.70%	19.87%	19.72%	19.94%	19.54%		19.79%	18.69%
Return on assets	1.07	1.08	1.06	1.06	1.06		1.07	1.06
Efficiency ratio	60.05	59.83	59.81	61.34	61.40		59.94	61.23
Dividend payout ratio	18.75	19.35	16.67	17.24	17.24		19.05	17.86
GAAP PERFORMANCE
Per common share:
Basic earnings	$.31	$.31	$.29	$.29	$.28	11	$.62	$.53	17
Diluted earnings	.30	.30	.28	.29	.27	11	.60	.51	18
Cash dividends declared	.06	.06	.05	.05	.05	20	.12	.10	20
Book value	9.10	8.80	8.47	8.20	8.15	12	9.10	8.15	12
Tangible book value (3)	6.77	6.86	6.52	6.44	6.37	6	6.77	6.37	6
Key performance ratios:
Return on equity (2)	14.40%	14.87%	14.19%	14.90%	14.76%		14.63%	15.09%
Return on assets	1.04	1.08	1.02	1.06	1.01		1.06	1.01
Net interest margin	3.95	3.99	3.96	3.97	3.99		3.97	4.02
Dividend payout ratio	19.35	19.35	17.24	17.24	17.86		19.35	18.87
Equity to assets	7.30	7.46	7.41	7.35	7.19		7.38	7.03
Tangible equity to assets (3)	5.74	5.88	5.82	5.85	6.03		5.81	6.23
ASSET QUALITY
Allowance for loan losses	$42,558	$39,820	$38,655	$37,773	$37,353		$42,558	$37,353
Non-performing assets	8,812	7,251	7,589	7,998	8,232		8,812	8,232
Net charge-offs	789	635	918	1,080	1,069		1,424	2,099
Allowance for loan losses to loans	1.27%	1.27%	1.28%	1.29%	1.31%		1.27%	1.31%
Non-performing assets to total assets	.19	.18	.19	.20	.21		.19	.21
Net charge-offs to average loans	.10	.08	.12	.15	.16		.09	.16
AVERAGE BALANCES
Loans	$3,235,262	$3,095,875	$2,959,626	$2,881,375	$2,742,952	18	$3,165,569	$2,583,632	23
Investment securities	715,586	652,867	699,059	664,523	689,384	4	684,226	652,389	5
Earning assets	3,991,797	3,808,877	3,695,197	3,629,819	3,497,851	14	3,900,337	3,286,461	19
Total assets	4,274,442	4,084,883	3,961,384	3,888,141	3,756,689	14	4,179,664	3,514,432	19
Deposits	3,178,776	2,955,726	2,843,600	2,826,900	2,829,986	12	3,067,251	2,649,397	16
Stockholders’ equity	311,942	304,926	293,464	285,790	269,972	16	308,434	246,914	25
Common shares outstanding:
Basic	35,633	35,319	35,260	35,112	34,280		35,477	33,060
Diluted	36,827	36,482	36,391	36,185	35,387		36,655	34,166
AT PERIOD END
Loans	$3,338,309	$3,147,303	$3,015,997	$2,918,412	$2,861,481	17	$3,338,309	$2,861,481	17
Investment securities	739,667	617,787	659,891	634,421	660,625	12	739,667	660,625	12
Earning assets	4,172,049	3,851,968	3,796,332	3,676,018	3,642,545	15	4,172,049	3,642,545	15
Total assets	4,525,446	4,118,188	4,068,834	3,942,139	3,905,929	16	4,525,446	3,905,929	16
Deposits	3,339,848	3,074,193	2,857,449	2,790,331	2,870,926	16	3,339,848	2,870,926	16
Stockholders’ equity	330,458	311,247	299,373	289,713	285,500	16	330,458	285,500	16
Common shares outstanding	36,246	35,331	35,289	35,232	34,967		36,246	34,967

(1)	Excludes pre-tax merger-related charges totaling $464,000 or $.01 per diluted common share in the second quarter of 2004, and $580,000 or $.01 per diluted common share, $668,000 or $.01 per diluted common share and $840,000 or $.01 per diluted common share recorded in the fourth, second and first quarters, respectively, of 2003.

(2)	Net income available to common stockholders, which excluded preferred stock dividends, divided by average realized common equity which excludes accumulated other comprehensive income.

(3)	Excludes effect of acquisition related intangibles and associated amortization.

Merger-Related Charges

     During the second quarter of 2004, first quarter of 2003 and second quarter of 2003, United recorded merger-related charges of $464,000, $840,000 and $668,000, respectively, for termination of equipment leases, professional fees and other systems conversion costs in connection with the acquisitions of 1st Community Bank, First Central Bank and First Georgia Bank, respectively. The charges are included in operating expense in the Consolidated Statement of Income. These charges have been excluded from the presentation of operating earnings as management believes that excluding merger-related charges as a financial measure provides useful information to investors because it better demonstrates United’s financial performance from its ongoing business operations. A more detailed description of these charges is in footnote 5 to the consolidated financial statements in this Form 10-Q and footnote 3 to the consolidated financial statements included in Form 10-K for the year ended December 31, 2003.

     The table below presents a reconciliation of United’s operating earnings for the second and fourth quarters of 2003 and the second quarter of 2004 to earnings using accounting principles generally accepted in the United States (GAAP). There were no merger-related charges in the third quarter of 2003, or the first quarter of 2004.

Table 2 — Operating Earnings to GAAP Earnings Reconciliation
For the Three and Six Months Ended
(in thousands)

	2004	2003		For the Six Months Ended
	Second	Fourth	Second
	Quarter	Quarter	Quarter	2004	2003
Merger charges included in expenses	$464	$580	$668	$464	$1,508
Income tax effect of charges	160	197	240	160	534

After-tax effect of merger-related charges	$304	$383	$428	$304	$974

Net Income Reconciliation
Operating net income	$11,353	$10,604	$9,897	$22,291	$18,507
After-tax effect of merger-related charges	(304)	(383)	(428)	(304)	(974)

Net income (GAAP)	$11,049	$10,221	$9,469	$21,987	$17,533

Basic Earnings Per Share Reconciliation
Basic operating earnings per share	$.32	$.30	$.29	$.63	$.56
Per share effect of merger-related charges	(.01)	(.01)	(.01)	(.01)	(.03)

Basic earnings per share (GAAP)	$.31	$.29	$.28	$.62	$.53

Diluted Earnings Per Share Reconciliation
Diluted operating earnings per share	$.31	$.29	$.28	$.61	$.54
Per share effect of merger-related charges	(.01)	(.01)	(.01)	(.01)	(.03)

Diluted earnings per share (GAAP)	$.30	$.28	$.27	$.60	$.51

Results of Operations

     Net operating income was $11.4 million for the three months ended June 30, 2004, an increase of $1.5 million, or 15%, from the same period in 2003. Diluted operating earnings per share were $.31 for the three months ended June 30, 2004, compared with $.28 for the same period in 2003, an increase of 11%. Operating return on tangible equity for the second quarter of 2004 was 19.70%, compared with 19.54% for the second quarter of 2003. Operating return on assets for the three months ended June 30, 2004 was 1.07%, compared with 1.06% for the three months ended June 30, 2003.

     Year-to-date as of June 30, net operating income was $22.3 million compared to $18.5 million for the first six months of 2003, an increase of 20%. Diluted operating earnings per share were $.61 for the six months ended June 30, 2004, compared with $.54 for the same period in 2003, an increase of 13%. Operating return on tangible equity for the first six months of 2004 was 19.79%, compared with 18.69% for the first six months of 2003. Operating return on assets for the six months ended June 30, 2004 was 1.07%, compared with 1.06% for the six months ended June 30, 2003.

Net Interest Revenue (Taxable Equivalent)

     Net interest revenue (the difference between the interest earned on assets and the interest paid on deposits and borrowed funds) is the single largest component of total revenue. United actively manages this revenue source to provide an optimal level of revenue while balancing interest rate, credit and liquidity risks. Net interest revenue for the three months ended June 30, 2004 was $39.2 million, up 13%, over last year. Year-to-date, net interest revenue was $77.1 million, up 17% over the same period in 2003. The main driver of this increase was loan growth. Average loans increased $492 million, or 18%, from the second quarter of last year and year-to-date average loans were up $582 million, or 23% over the first six months of 2003. This loan growth was due to the acquisitions of 1st Community Bank, First Georgia Bank and three North Carolina branches, which added $96 million to the second quarter 2004 average loan balances, and continued high loan demand across all of United’s markets due to the current low rate environment. The quarter-end loan balances increased $477 million since June 30, 2003. Of this increase, $155 million was in the north Georgia markets, $90 million in western North Carolina, $184 million in the metro Atlanta market, $33 million in east Tennessee, and $15 million in the coastal Georgia markets.

     Average interest-earning assets for the second quarter and first six months of 2004 increased $494 million, or 14%, and $614 million, or 19%, respectively, over the same periods in 2003. The increase reflects the acquisitions, loan growth, as well as growth in the investment securities portfolio due to increased leveraging. The majority of the increase in interest-earning assets was funded by interest-bearing sources resulting in increases in average interest-bearing liabilities for the quarter and year-to-date of approximately $397 million and $505 million, respectively, as compared to the same periods in 2003.

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

     For the three months ended June 30, 2004 and 2003, net interest spread was 3.70% and 3.71%, respectively, while net interest margin was 3.95% and 3.99%, respectively. For the first six months of 2004 and 2003, net interest spread was 3.71% and 3.73%, respectively, while net interest margin was 3.97% and 4.02%, respectively. The net interest spread and the net interest margin were held at a relatively consistent level over the last seven quarters by managing liability mix and pricing to offset the continued decline in loan and securities yields, a result of the low rate environment. Specifically, most of the loan growth over the last year has been prime-based, adjusted daily, which has accounted for most of the decline in loan yields. At June 30, 2004, United had approximately $1.6 billion in loans indexed to the daily Prime Rate published in the Wall Street Journal compared with $1.1 billion a year ago. At June 30, 2004 and 2003, United had receive-fixed swap contracts with a total notional value of $512 million and $330 million, respectively, that were accounted for as cash flow hedges of prime-based loans. The swap contracts added $1.3 million to loan interest revenue in both the second quarters of 2004 and 2003. This resulted in an increase in the average loan yield of 16 basis points and 19 basis points, respectively, for the second quarters of 2004 and 2003. The effect of declining loan and securities yields was somewhat offset by a slight positive shift in the mix of earning assets. For the second quarter of 2004, loans comprised approximately 81% of interest-earning assets compared with 78% for the second quarter of 2003.

     The average yield on interest-earning assets for the second quarter of 2004 was 5.71%, compared with 6.11% in the second quarter of 2003. Year-to-date average yield on interest-earning assets was 5.73%, compared to 6.23% for the first six months of 2003. The main driver of this decrease was loan yields, which were down 56 basis points for the quarter and 62 basis points for the year-to-date, as well as yields on taxable securities, which were down 11 basis points comparing second quarter 2004 to the same period in 2003 and down 20 basis points comparing the first six months of 2004 to the first six months of 2003. The shift toward floating rate loans and the 25 basis point reduction in the Prime Rate on June 25, 2003 contributed to the decline in the average loan yield. On June 30, 2004, the Federal Reserve increased the targeted federal funds rate by 25 basis points. This was immediately reflected in the prime rate being increased to 4.25%. Because the rate increase occurred so late in the quarter, it had no material impact on results.

     The average cost of interest-bearing liabilities for the second quarter was 2.01%, a decrease of 39 basis points from the same period in 2003. The average cost of interest-bearing liabilities for the first six months of 2004 was 2.02%, a decrease of 48 basis points from the first six months of 2003. The decrease was due to lower rates paid on most sources of funding. United lowered deposit pricing across all of its products reflecting rate reductions initiated by the Federal Reserve in June 2003. Additionally, United continued to experience strong loan growth over the last twelve months that outpaced the growth in core deposits. United increased its reliance on lower cost funding sources such as FHLB advances and brokered time deposits instead of retail certificates of deposit.

     The following table shows the relationship between interest revenue and expense and the average balances of interest-earning assets and interest-bearing liabilities for the three months ended June 30, 2004 and 2003.

Table 3 - Average Consolidated Balance Sheets and Net Interest Analysis
For the Three Months Ended June 30,
(In thousands, taxable equivalent)

	2004			2003
	Average		Avg.	Average		Avg.
	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (1)(2)	$3,235,262	$49,221	6.12%	$2,742,952	$45,652	6.68%
Taxable securities (3)	667,027	6,339	3.80	623,585	6,099	3.91
Tax-exempt securities (1)	48,559	897	7.39	65,799	1,216	7.39
Federal funds sold and other interest-earning assets	40,949	223	2.18	65,515	294	1.80

Total interest-earning assets	3,991,797	56,680	5.71	3,497,851	53,261	6.11

Non-interest-earning assets:
Allowance for loan losses	(41,418)			(36,284)
Cash and due from banks	89,759			76,380
Premises and equipment	89,126			79,750
Other assets	145,178			138,992

Total assets	$4,274,442			$3,756,689

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
Transaction accounts	$892,809	$1,920	.86	$789,891	$2,163	1.10
Savings deposits	153,061	93	.24	127,076	115	.36
Certificates of deposit	1,677,161	9,773	2.34	1,555,247	10,781	2.78

Total interest-bearing deposits	2,723,031	11,786	1.74	2,472,214	13,059	2.12

Federal funds purchased	132,259	499	1.52	45,895	146	1.28
Federal Home Loan Bank advances	517,744	3,196	2.48	492,619	3,756	3.06
Long-term debt and other borrowings	110,421	1,951	7.11	75,678	1,506	7.98

Total borrowed funds	760,424	5,646	2.99	614,192	5,408	3.53

Total interest-bearing liabilities	3,483,455	17,432	2.01	3,086,406	18,467	2.40

Non-interest-bearing liabilities:
Non-interest-bearing deposits	455,745			357,772
Other liabilities	23,300			42,539

Total liabilities	3,962,500			3,486,717

Stockholders’ equity	311,942			269,972

Total liabilities and stockholders’ equity	$4,274,442			$3,756,689

Net interest revenue		$39,248			$34,794

Net interest-rate spread			3.70%			3.71%

Net interest margin (4)			3.95%			3.99%

(1)	Interest revenue on tax-exempt securities and loans has been increased to reflect comparable interest on taxable securities and loans. The rate used was 39%, reflecting the statutory federal tax rate and the federal tax adjusted state tax rate.

(2)	Included in the average balance of loans outstanding are loans where the accrual of interest has been discontinued.

(3)	Securities available for sale are shown at amortized cost. Pretax unrealized gains of $3.3 million in 2004 and $14.6 million in 2003 are included in other assets for purposes of this presentation.

(4)	Net interest margin is taxable equivalent net-interest revenue divided by average interest-earning assets.

     The following table shows the relationship between interest revenue and expense and the average balances of interest-earning assets and interest-bearing liabilities for the six months ended June 30, 2004 and 2003.

Table 3 - Average Consolidated Balance Sheets and Net Interest Analysis (continued)
For the Six Months Ended June 30,
(In thousands, taxable equivalent)

	2004			2003
	Average		Avg.	Average		Avg.
	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (1)(2)	$3,165,569	$96,602	6.14%	$2,583,632	$86,656	6.76%
Taxable securities (3)	634,589	12,408	3.91	587,335	12,065	4.11
Tax-exempt securities (1)	49,637	1,828	7.37	65,054	2,419	7.44
Federal funds sold and other interest-earning assets	50,542	429	1.70	50,440	524	2.08

Total interest-earning assets	3,900,337	111,267	5.73	3,286,461	101,664	6.23

Non-interest-earning assets:
Allowance for loan losses	(40,434)			(33,760)
Cash and due from banks	83,968			71,510
Premises and equipment	88,029			75,386
Other assets	147,764			114,835

Total assets	$4,179,664			$3,514,432

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
Transaction accounts	$876,072	$3,714	.85	$759,431	$4,391	1.17
Savings deposits	147,530	176	.24	115,912	205	.36
Certificates of deposit	1,609,089	19,070	2.38	1,446,696	20,889	2.91

Total interest-bearing deposits	2,632,691	22,960	1.75	2,322,039	25,485	2.21

Federal funds purchased	138,148	770	1.12	35,167	233	1.34
Federal Home Loan Bank advances	531,783	6,368	2.41	467,736	7,330	3.16
Long-term debt and other borrowings	109,574	4,106	7.54	82,085	3,008	7.39

Total borrowed funds	779,505	11,244	2.90	584,988	10,571	3.64

Total interest-bearing liabilities	3,412,196	34,204	2.02	2,907,027	36,056	2.50

Non-interest-bearing liabilities:
Non-interest-bearing deposits	434,563			327,357
Other liabilities	24,471			33,134

Total liabilities	3,871,230			3,267,518

Stockholders’ equity	308,434			246,914

Total liabilities and stockholders’ equity	$4,179,664			$3,514,432

Net interest revenue		$77,063			$65,608

Net interest-rate spread			3.71%			3.73%

Net interest margin (4)			3.97%			4.02%

(1)	Interest revenue on tax-exempt securities and loans has been increased to reflect comparable interest on taxable securities and loans. The rate used was 39%, reflecting the statutory federal tax rate and the federal tax adjusted state tax rate.

(2)	Included in the average balance of loans outstanding are loans where the accrual of interest has been discontinued.

(3)	Securities available for sale are shown at amortized cost. Pretax unrealized gains of $7.2 million in 2004 and $14.3 million in 2003 are included in other assets for purposes of this presentation.

(4)	Net interest margin is taxable equivalent net-interest revenue divided by average interest-earning assets.

     The following table shows the relative impact on net interest revenue for changes in the average outstanding balances (volume) of interest-earning assets and interest-bearing liabilities and the rates earned and paid on such assets and liabilities (rate). Variances resulting from a combination of changes in rate and volume are allocated in proportion to the absolute dollar amounts of the change in each category.

Table 4 - Change in Interest Revenue and Expense on a Taxable Equivalent Basis
(in thousands)

	Three Months Ended June 30, 2004			Six Months Ended June 30, 2004
	Compared to 2003			Compared to 2003
	Increase (decrease)			Increase (decrease)
	due to changes in			due to changes in
	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Loans	$7,718	$(4,149)	$3,569	$18,262	$(8,316)	$9,946
Taxable securities	416	(176)	240	1,668	(1,325)	343
Tax-exempt securities	(318)	(1)	(319)	(568)	(23)	(591)
Federal funds sold and other interest-earning assets	(125)	54	(71)	3	(98)	(95)

Total interest-earning assets	7,691	(4,272)	3,419	19,365	(9,762)	9,603

Interest-bearing liabilities:
Transaction accounts	259	(502)	(243)	609	(1,286)	(677)
Savings deposits	21	(43)	(22)	48	(77)	(29)
Certificates of deposit	801	(1,809)	(1,008)	2,183	(4,002)	(1,819)

Total interest-bearing deposits	1,081	(2,354)	(1,273)	2,840	(5,365)	(2,525)
Federal funds purchased	321	32	353	580	(43)	537
Federal Home Loan Bank advances	184	(744)	(560)	917	(1,879)	(962)
Long-term debt and other borrowings	629	(184)	445	1,029	69	1,098

Total borrowed funds	1,134	(896)	238	2,526	(1,853)	673

Total interest-bearing liabilities	2,215	(3,250)	(1,035)	5,366	(7,218)	(1,852)

Increase in net interest revenue	$5,476	$(1,022)	$4,454	$13,999	$(2,544)	$11,455

Provision for Loan Losses

     The provision for loan losses was $1.8 million for the second quarter of 2004, compared with $1.5 million for the same period in 2003. Provision for the first six months of 2004 was $3.6 million, compared with $3.0 million for the first six months of 2003. Net loan charge-offs as a percentage of average outstanding loans for the three months ended June 30, 2004 were .10%, as compared with .16% for the second quarter of 2003. Year-to-date, net loan charge-offs as a percentage of average outstanding loans was .09%, compared to ..16% for the first six months of 2003. The historic level of charge-offs for the prior two years was 15 basis points and is more reflective of management’s expectation for the balance of 2004.

     The provision for loan losses is based on management’s evaluation of losses inherent in the loan portfolio and the corresponding analysis of the allowance for loan losses. Additional discussion on loan quality and the allowance for loan losses is included in the Asset Quality section of this report.

Fee Revenue

     Fee revenue for the second quarter and first six months of 2004, totaled $9.6 million and $18.9 million, respectively, compared with $10.3 million and $18.7 million, for the same periods in 2003. Fee revenue for the first quarter of 2004 was approximately 20% of total revenue, compared with 24% for the second quarter of 2003. Year-to-date, fee revenue as a percentage of total revenue was 20%, compared with 23% for the first six months of 2003. United is focused on increasing fee revenue through new products and services. The following table presents the components of fee revenue for the second quarter and first six months of 2004 and 2003.

Table 5 — Fee Revenue
For the Three and Six Months Ended June 30,
(in thousands, taxable equivalent)

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2004	2003	Change	2004	2003	Change
Service charges and fees	$5,312	$4,687	13%	$10,335	$8,261	25%
Mortgage loan and related fees	1,585	3,335	(52)	2,865	5,647	(49)
Consulting fees	1,402	1,154	21	2,529	2,274	11
Brokerage fees	515	448	15	1,223	868	41
Securities (losses) gains, net	—	(3)		(4)	(3)
Other	833	695	20	1,977	1,646	20

Total	$9,647	$10,316	(6)	$18,925	$18,693	1

     Earnings for acquired companies are included in consolidated results beginning on their respective acquisition dates. Therefore, comparability between current and prior periods is affected by acquisitions completed over the last 18 months. However, due to timing and the relative sizes of those acquired companies, comparisons between the second quarters of 2004 and 2003 are not significantly influenced by acquisitions. The impact that acquisitions have had on comparisons between the first six months of 2004 and 2003 would mostly have occurred in the first quarter and has been described in management’s discussion and analysis in the first quarter 2004 Form 10-Q. In the following discussion, the impact of acquisitions is discussed only to the extent necessary to understand comparability between periods.

     Service charges on deposit accounts of $5.3 million, were up $625,000, or 13%, over the second quarter of 2003. Year-to-date service charges were up $2.1 million, or 25%, over the same period in 2003. The increase in service charges and fees was primarily due to an increase in the number of accounts and transaction activity, resulting from successful internal efforts to increase core deposits and acquisitions.

     Mortgage loan and related fees of $1.6 million for the quarter and $2.9 million for the first six months of 2004, were down $1.8 million, or 52%, and $2.8 million, or 49%, respectively, from the same periods in 2003. Mortgage loan originations of $71 million for the second quarter 2004 were up $16 million from the first quarter of the year, but down $48 million from the second quarter of 2003, as mortgage rates rose from their historically low levels. Substantially all of these originated residential mortgages were sold into the secondary market, including the right to service these loans.

     Consulting fees for the second quarter and first six months of 2004 of $1.4 million and $2.5 million were up $248,000 and $255,000, respectively, from the same periods in 2003. This increase was due to the addition of two new services offered and growth in general consulting revenue.

     Brokerage fees of $515,000 were up $67,000, or 15% from the second quarter of 2003. For the first six months of 2004, brokerage fees of $1.2 million were up $355,000, or 41% over the same period in 2003. This increase was due to a focus on generating new business and renewed customer interest in equity securities resulting from improvements in stock market performance.

Operating Expenses

     For the three and six months ended June 30, 2004, total operating expenses, excluding merger-related charges, were $29.4 million and $57.5 million compared with $27.7 million and $51.6 million for the same periods in 2003. The following table presents the components of operating expenses for the three and six months ended June 30, 2004 and 2003.

Table 6 — Operating Expenses
For the Three and Six Months Ended June 30,
(in thousands)

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2004	2003	Change	2004	2003	Change
Salaries and employee benefits	$18,662	$17,571	6%	$36,788	$32,675	13%
Occupancy	2,273	2,194	4	4,555	4,296	6
Communications and equipment	2,677	2,104	27	5,224	4,004	30
Postage, printing and supplies	1,068	1,172	(9)	2,210	2,117	4
Professional fees	795	1,076	(26)	1,632	1,971	(17)
Advertising and public relations	991	967	2	1,755	1,673	5
Amortization of intangibles	395	328	20	766	413	85
Other	2,502	2,287	9	4,609	4,467	3

	29,363	27,699	6	57,539	51,616	11
Merger-related charges	464	668		464	1,508

Total	$29,827	$28,367	5	$58,003	$53,124	9

     Salaries and benefits for the second quarter of 2004 totaled $18.7 million, an increase of 6% over the same period in 2003. Year-to-date salaries and benefits of $36.8 million were $4.1 million, or 13% greater than the first six months of 2003. Acquisitions accounted for approximately $800,000 of the second quarter increase, with the remainder due to normal merit increases which were partially offset by lower incentive compensation related to the decline in mortgage refinancing activities.

     Communication and equipment costs of $2.7 million for the second quarter and $5.2 million for the first six months of 2004 were up $573,000, or 27%, and $1.2 million, or 30%, respectively, over the same periods in 2003, primarily due to acquisitions and further investment in technology equipment to support business growth and enhance operating efficiencies.

     The increases of $67,000 for the quarter and $353,000 for the first six months of 2004 in intangible amortization reflect the increase in amortization of core deposit intangibles that were recorded in connection with recent acquisitions.

     The efficiency ratio measures total operating expenses, excluding merger-related charges, as a percentage of total revenue, excluding the provision for loan losses and net securities gains or losses. Based on operating income, which excludes merger-related charges, United’s efficiency ratio for the second quarter was 60.05% compared with 61.40% for the second quarter of 2003. Year-to-date, the efficiency ratio was 59.94% compared with 61.23% for the first six months of 2003.

Income Taxes

     Income taxes, excluding taxable equivalent adjustments, were $5.8 million and the effective tax rate for the second quarter was 34.5%, as compared with $5.2 million and an effective tax rate of 35.4% for the second quarter of 2003. For the first six months of 2004, income taxes were $11.6 million, with an effective tax rate of 34.5%, compared to $9.5 million, with an effective tax rate of 35.2%, for the same period in 2003. The effective tax rates were lower than the statutory tax rate primarily due to interest revenue on certain investment securities and loans that are exempt from income taxes and due to tax credits. The decrease in the effective tax rate for 2004 is due to an increase in tax credits related to affordable housing investments made over the last twelve months. Additional information regarding income taxes can be found in Note 13 to the Consolidated Financial Statements filed with United’s 2003 Form 10-K.

Balance Sheet Review

     Total assets at June 30, 2004 were $4.525 billion, 11% higher than the $4.069 billion at December 31, 2003 and 16% higher than the $3.906 billion at June 30, 2003. Average total assets for the second quarter of 2004 were $4.274 billion, up $518 million from average assets in the second quarter of 2003. Year-to-date, average total assets of $4.179 billion were up 19% compared to $3.514 billion for the same period in 2003.

Loans

     The following table presents a summary of United’s loan portfolio.

Table 7 — Loans Outstanding
(in thousands)

	June 30,	December 31,	June 30,
	2004	2003	2003
Commercial (commercial and industrial)	$183,941	$190,189	$185,413
Commercial (secured by real estate)	853,956	776,591	714,213

Total commercial	1,037,897	966,780	899,626
Construction (secured by real estate)	1,106,359	927,087	839,193
Residential mortgage	1,050,561	981,961	975,392
Installment	143,492	140,169	147,270

Total loans	$3,338,309	$3,015,997	$2,861,481

As a percentage of total loans:
Commercial (commercial and industrial)	6%	6%	7%
Commercial (secured by real estate)	26	26	25

Total commercial	32	32	32
Construction (secured by real estate)	33	31	29
Residential mortgage	31	32	34
Installment	4	5	5

Total	100%	100%	100%

     At June 30, 2004, total loans were $3.338 billion, an increase of $477 million, or 17%, from June 2003 and an increase of $322 million, or 11%, from December 31, 2003. The acquisitions of 1st Community Bank, which closed on June 1, 2004, and the three North Carolina branches added $90 million in balances to the loan portfolio. Average total loans for the second quarter and year-to-date 2004 were $3.235 billion and $3.166 billion, respectively, increases of $492 million, or 18%, and $582 million, or 23%, over the same periods in 2003. Over the past year, United has experienced strong loan growth in all markets, with particular strength in loans secured by real estate, both residential and non-residential. Substantially all loans are to customers located in Georgia, North Carolina and Tennessee, the immediate market areas of the Banks. This includes customers who have a seasonal residence in the Banks’ market areas. Approximately $267 million of the increase from a year ago occurred in construction and land development loans. Growth has also been strong in residential real estate loans and commercial loans secured by real estate which grew $75 million and $140 million, respectively from June 30, 2003.

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

     The following table presents a summary of changes in the allowance for loan losses for the three and six months ended June 30, 2004 and 2003.

Table 8 — Summary of Loan Loss Experience
For the Three and Six Months Ended June 30, 2004 and 2003
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Balance beginning of period	$39,820	$33,022	$38,655	$30,914
Allowance from acquisitions	1,727	3,900	1,727	5,538
Loans charged-off	(1,008)	(1,497)	(2,028)	(2,654)
Recoveries	219	428	604	555

Net charge-offs	(789)	(1,069)	(1,424)	(2,099)
Provision for loan losses	1,800	1,500	3,600	3,000

Balance end of period	$42,558	$37,353	$42,558	$37,353

Total loans:
At period end	$3,338,309	$2,861,481	$3,338,309	$2,861,481
Average	3,235,262	2,742,952	3,165,569	2,583,632
As a percentage of average loans (annualized):
Net charge-offs	.10%	.16%	.09%	.16%
Provision for loan losses	.22	.22	.23	.23
Allowance as a percentage of period end loans	1.27	1.31	1.27	1.31
Allowance as a percentage of non-performing loans	593	473	593	473

     Management believes that the allowance for loan losses at June 30, 2004 is adequate to absorb losses inherent in the loan portfolio. This assessment involves uncertainty and judgment; therefore, the adequacy of the allowance for loan losses cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examination of the Banks, may require adjustments to the provision for loan losses in future periods if, in their opinion, the results of their review warrant such additions.

Non-performing Assets

     The table below summarizes United’s non-performing assets.

Table 9 — Non-Performing Assets
(in thousands)

	June 30,	December 31,	June 30,
	2004	2003	2003
Non-accrual loans	$7,169	$6,627	$7,887
Loans past due 90 days or more and still accruing	3	—	7

Total non-performing loans	7,172	6,627	7,894
Other real estate owned	1,640	962	338

Total non-performing assets	$8,812	$7,589	$8,232

Non-performing loans as a percentage of total loans	.21%	.22%	.28%
Non-performing assets as a percentage of total assets	.19	.19	.21

     Non-performing loans, which include non-accrual loans and accruing loans past due over 90 days, totaled $7.2 million at June 30, 2004, compared with $6.6 million at December 31, 2003 and $7.9 million at June 30, 2003. At June 30, 2004, the ratio of non-performing loans to total loans was .21%, compared with .22% at December 31, 2003 and .28% at June 30, 2003. Non-performing assets, which include non-performing loans and foreclosed real estate, totaled $8.8 million at June 30, 2004, compared with $7.6 million at December 31, 2003 and $8.2 million at June 30, 2003.

     United’s policy is to place loans on non-accrual status when, in the opinion of management, the principal and interest on a loan is not likely to be repaid in accordance with the loan terms or when the loan becomes 90 days past due and is not well secured and in the process of collection. When a loan is placed on non-accrual status, interest previously accrued, but not collected, is reversed against current interest revenue. Depending on management’s evaluation of the borrower and loan collateral, interest revenue on a non-accrual loan may be recognized on a cash basis as payments are received. There were no commitments to lend additional funds to customers whose loans were on non-accrual status at June 30, 2004.

     At June 30, 2004 and 2003, there were $1.1 million and $2.2 million, respectively, of loans classified as impaired under the definition outlined in SFAS No. 114. Specific reserves allocated to these impaired loans totaled $281,000 at June 30, 2004, and $641,000 at June 30, 2003. The average recorded investment in impaired loans for the quarters ended June 30, 2004 and 2003, was $125,000 and $2.3 million, respectively. Year-to-date average recorded investment in impaired loans for 2004 and 2003 was $546,000 and $2.6 million, respectively. Interest revenue recognized on loans while they were impaired for the second quarter and first six months of 2004 was $12,000 and $15,000, respectively, compared with $6,000 and $10,000 for the same periods in 2003.

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

     Total average investment securities for the quarter increased 4% from second quarter of 2003, and year-to-date increased 5% over the first six months of 2003, as the investment portfolio was used to help stabilize the interest rate sensitivity and increase net interest revenue.

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

Deposits

     Total deposits at June 30, 2004 were $3.340 billion, an increase of $469 million from June 30, 2003, approximately half of which came from the acquisitions of 1st Community Bank on June 1, 2004 and the three North Carolina branches in late 2003. Total non-interest-bearing demand deposit accounts increased $82 million and interest-bearing demand and savings accounts increased $171 million. Total time deposits as of June 30, 2004 were $1.764 billion, an increase of $215 million from the second quarter of 2003. Of the increase in time deposits, $129 million were brokered.

     Time deposits of $100,000 and greater totaled $455 million at June 30, 2004, compared with $426 million at June 30, 2003. United utilizes “brokered” time deposits, issued in certificates of less than $100,000, as an alternative source of cost-effective funding. Brokered time deposits outstanding at June 30, 2004 and June 30, 2003 were $422 million and $293 million, respectively.

Wholesale Funding

     At June 30, 2004, each of the Banks were shareholders in the Federal Home Loan Bank. Through this affiliation, secured advances totaling $535 million were outstanding at rates competitive with time deposits of like maturities. United anticipates continued utilization of this short and long term source of funds. FHLB advances outstanding at June 30, 2004 had both fixed and floating interest rates ranging from .13% to 7.81%. Additional information regarding FHLB advances, including scheduled maturities, is provided in Note 10 to the consolidated financial statements included in United’s 2003 Form 10-K.

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

     One of the tools management utilizes to estimate the sensitivity of net interest revenue to changes in interest rates is an interest rate simulation model. Such estimates are based upon a number of assumptions for various scenarios, including the level of balance sheet growth, deposit repricing characteristics and the rate of prepayments. The simulation model measures the potential change in net interest revenue over a twelve-month period under six interest rate scenarios. The first scenario assumes rates remain flat (“flat rate scenario”) over the next twelve months and is the scenario that all others are compared to in order to measure the change in net interest revenue. The second scenario is a most likely scenario that projects the most likely change in rates over the next twelve months based on the slope of the yield curve. United runs ramp scenarios that assume gradual increases and decreases of 200 basis points each over the next twelve months. United’s policy for net interest revenue simulation is limited to a change from the flat rate scenario of less than 10% for the up or down 200 basis point ramp scenarios over twelve months. At June 30, 2004, United’s simulation model indicated that a 200 basis point increase in rates over the next twelve months would cause an approximate 3% increase in net interest revenue and a 200 basis point decrease in rates over the next twelve months would cause an approximate 6% decrease in net interest revenue.

     In order to manage its interest rate sensitivity, United uses off-balance sheet contracts that are considered derivative financial instruments. Derivative financial instruments can be a cost and capital effective means of modifying the repricing characteristics of on-balance sheet assets and liabilities. At June 30, 2004, United was a party to interest rate swap contracts under which it pays a variable rate and receives a fixed rate.

     The following table presents the interest rate swap contracts outstanding at June 30, 2004.

Table 10 — Interest Rate Swap Contracts
As of June 30, 2004
(in thousands)

	Notional	Rate	Rate	Fair
Type/Maturity	Amount	Received	Paid (1)	Value
Cash Flow Contracts
October 27, 2004	$100,000	4.24%	4.00%	$(140)
December 23, 2004	50,000	4.37	4.00	(110)
December 27, 2004	100,000	4.39	4.00	(210)
October 24, 2005	44,000	5.57	4.00	65
December 4, 2006	15,000	5.85	4.00	(150)
December 17, 2006	30,000	5.99	4.00	(205)
April 19, 2007	15,000	5.85	4.00	(235)
May 13, 2007	25,000	6.47	4.00	8
May 14, 2007	15,000	6.47	4.00	3
May 14, 2007	10,000	6.47	4.00	5
October 23, 2007	108,000	6.08	4.00	(240)

Total Cash Flow Contracts	$512,000	5.20%	4.00%	$(1,209)

(1) Based on prime rate at June 30, 2004. On July 1, 2004, the prime rate rose to 4.25%

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

     United’s policy requires all derivative financial instruments be used only for asset/liability management through the hedging of specific transactions or positions, and not for trading or speculative purposes. Management believes that the risk associated with using derivative financial instruments to mitigate interest rate risk sensitivity is minimal and should not have any material unintended impact on the financial condition or results of operations. In order to mitigate potential credit risk, from time to time United may require the counterparties to derivative contracts to pledge securities as collateral to cover the net exposure.

Liquidity Management

     The objective of liquidity management is to ensure that sufficient funding is available, at reasonable cost, to meet the ongoing operational cash needs and to take advantage of revenue producing opportunities as they arise. While the desired level of liquidity will vary depending upon a variety of factors, it is the primary goal of United to maintain a sufficient level of liquidity in all expected economic environments. Liquidity is defined as the ability to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management involves maintaining United’s ability to meet the daily cash flow requirements of the Banks’ customers, both depositors and borrowers.

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

     The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and the maturities and sales of securities. Mortgage loans held for sale totaled $18.6 million at June 30, 2004, and typically turn over every 45 days as the closed loans are sold to investors in the secondary market. Other short-term investments such as federal funds sold are additional sources of liquidity.

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

     United has available lines of credit at its holding company with other financial institutions totaling $85 million. At June 30, 2004, United had sufficient qualifying collateral to increase FHLB advances by $330 million. United’s internal policy limits brokered deposits to 20% of total deposits, excluding the brokered deposits. At June 30, 2004, United had the capacity to increase brokered deposits by $161 million and still remain within this limit. In addition to these wholesale sources, United has the ability to attract retail deposits at any time by competing more aggressively on pricing.

     As disclosed in United’s Consolidated Statement of Cash Flows, net cash provided by operating activities was $24.3 million for the six months ended June 30, 2004. The major contributors in this category were net income of $22.0 million, depreciation, amortization and accretion of $7.7 million and an increase in accrued expenses and other liabilities of $7.2 million, partially offset by a decrease in other assets of $8.1 million and an increase in mortgage loans held for sale of $7.9 million. Net cash used by investing activities of $289.4 million consisted primarily of a net increase in loans totaling $231.4 million and $254.1 million used to purchase investment securities, partially offset by proceeds from sales, maturities and calls of investment securities of $197.2 million. Net cash provided by financing activities consisted primarily of a net increase in deposits of $306.5 million, and a net increase in federal funds purchased and repurchase agreements of $138.0 million, partially offset by a net decrease in FHLB advances of $105.3 million and a $43.9 million net decrease in other borrowings. In the opinion of management, the liquidity position at June 30, 2004 is sufficient to meet its expected cash flow requirements.

Capital Resources and Dividends

     Stockholders’ equity at June 30, 2004 was $330.5 million, an increase of $45.0 million from June 30, 2003. Accumulated other comprehensive income (loss) is not included in the calculation of regulatory capital adequacy ratios. Excluding the change in the accumulated other comprehensive income, stockholders’ equity increased $59.6 million, or 22%, from June 30, 2003, of which $21.0 million was the result of shares exchanged for the acquisition of 1st Community Bank. Dividends of $2.2 million, or $.06 per share, were declared on common stock during the second quarter of 2004, an increase of 20% from the amount declared in 2003. On an operating basis, the dividend payout ratios for the second quarters of 2004 and 2003 were 19% and 17%, respectively, while for the first six months of 2004 and 2003, the dividend payout ratios were 19% and 18%, respectively. United has historically retained the majority of its earnings in order to provide a cost effective source of capital for continued growth and expansion. However, in recognition that cash dividends are an important component of shareholder value, management has instituted a dividend program that provides for increased cash dividends when earnings and capital levels permit.

     United’s Board of Directors has authorized the repurchase of up to 2,250,000 shares of the Company’s common stock through December 31, 2004. Through June 30, 2004, a total of 1,311,000 shares have been purchased under this program at an average cost of $14.78. No shares were purchased during the first six months of 2004.

     United trades on the NASDAQ National Market under the symbol UCBI. The closing price for the period ended June 30, 2004 was $25.18. Below is a quarterly schedule of high and low stock prices for 2004 and 2003.

Table 11 — Stock Price Information

	2004		2003
	High	Low	High	Low
First quarter	$24.62	$21.37	$18.00	$14.67
Second quarter	25.36	21.89	18.00	15.37
Third quarter			20.02	16.34
Fourth quarter			23.93	18.51

     The following table presents the quarterly cash dividends declared in 2004 and 2003 and the respective payout ratios as a percentage of basic operating earnings per share, which excludes merger-related charges.

Table 12 — Dividend Payout Information (based on operating earnings)

	2004			2003
	Dividend	Payout %		Dividend	Payout %
First quarter	$.06	19		$.05	19	(1)
Second quarter	.06	19	(1)	.05	17	(1)
Third quarter				.05	17
Fourth quarter				.05	17	(1)

(1)	Dividend payout ratios for the second quarter of 2004, and the first, second and fourth quarters of 2003 were 19%, 20%, 18% and 17%, respectively, when calculated using GAAP earnings per share.

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

     The following table shows United’s capital ratios, as calculated under regulatory guidelines, at June 30, 2004 and 2003.

Table 13 — Capital Ratios
(in thousands)

	2004		2003
	Actual	Regulatory	Actual	Regulatory
	Amount	Minimum	Amount	Minimum
Tier I Leverage:
Amount	$287,907	$125,698	$245,789	$110,840
Ratio	6.87%	3.00%	6.65%	3.00%
Tier I Risk Based:
Amount	$287,907	$136,936	$245,789	$116,882
Ratio	8.41%	4.00%	8.41%	4.00%
Total Risk Based:
Amount	$399,601	$273,873	$332,185	$233,765
Ratio	11.67%	8.00%	11.37%	8.00%

     United’s Tier I capital, which excludes other comprehensive income, consists of stockholders’ equity and qualifying capital securities less goodwill and deposit-based intangibles, totaled $288 million at June 30, 2004. Tier II capital components include supplemental capital items such as a qualifying allowance for loan losses and qualifying subordinated debt. Tier I capital plus Tier II capital components is referred to as Total Risk-based capital and was $400 million at June 30, 2004. The capital ratios, as calculated under the guidelines, were 8.41% and 11.67% for Tier I and Total Risk-based capital, respectively, at June 30, 2004.

     A minimum leverage ratio is required in addition to the risk-based capital standards and is defined as Tier I capital divided by average assets adjusted for goodwill and deposit-based intangibles. Although a minimum leverage ratio of 3% is required for the highest-rated bank holding companies which are not undertaking significant expansion programs, the Federal Reserve Board requires a bank holding company to maintain a leverage ratio greater than 3% if it is experiencing or anticipating significant growth or is operating with less than well-diversified risks in the opinion of the Federal Reserve Board. The Federal Reserve Board uses the leverage and risk-based capital ratios to assess capital adequacy of banks and bank holding companies. United’s leverage ratios at June 30, 2004 and 2003 were 6.87% and 6.65%, respectively.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

     There have been no material changes in United’s quantitative and qualitative disclosures about market risk as of June 30, 2004 from that presented in the Annual Report on Form 10-K for the year ended December 31, 2003. The interest rate sensitivity position at June 30, 2004 is included in management’s discussion and analysis on page 22 of this report.

Item 4. Controls and Procedures

     United’s management, including the Chief Executive Officer and Chief Financial Officer, supervised and participated in an evaluation of the company’s disclosure controls and procedures as of June 30, 2004. Based on, and as of the date of, that evaluation, United’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective in accumulating and communicating information to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures of that information under the Securities and Exchange Commission’s rules and forms and that the disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports that are filed or submitted by United under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities – None

Item 3. Defaults upon Senior Securities – None

Item 4. Submission of Matters to a Vote of Securities Holders

United held its annual meeting of shareholders on April 28, 2004.

At the annual meeting, the shareholders elected Jimmy C. Tallent, Robert L. Head, Jr., W. C. Nelson, Jr., A. William Bennett, Robert H. Blalock, Guy W. Freeman, Thomas C. Gilliland, Charles E. Hill, Hoyt O. Holloway, Clarence W. Mason, Sr., and Tim Wallis as directors to serve until the next annual meeting and until their successors are elected and qualified. The elections were approved by the votes set forth in the following table.

Election of Directors	Shares Voted in Favor	Shares Withheld
Jimmy C. Tallent	17,494,870	151,478
Robert L. Head, Jr.	16,477,775	1,168,573
W. C. Nelson, Jr.	17,153,863	492,485
A. William Bennett	17,135,258	511,090
Robert H. Blalock	17,214,412	431,936
Guy W. Freeman	17,495,103	151,245
Thomas C. Gilliland	17,495,228	151,120
Charles E. Hill	17,213,367	432,981
Hoyt O. Holloway	17,153,563	492,785
Clarence W. Mason, Sr.	17,213,651	432,697
Tim Wallis	16,479,031	1,167,317

Shareholders also voted on an amendment to the restated articles of incorporation to increase the number of authorized common shares from 50,000,000 to 100,000,000, as well as an amendment to the 2000 Key Employee Stock Option plan. The amendments were approved by the votes set forth in the following table.

Amendment	Shares Voted in Favor	Shares Withheld
Restated Articles of Incorporation	17,052,529	570,109
Amendment to 2000 Key Employee Stock Option plan	13,885,643	974,919

Item 5. Other Information – None

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

31.1	Certification by Jimmy C. Tallent, President and Chief Executive Officer of United Community Banks, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Rex S. Schuette, Executive Vice President and Chief Financial Officer of United Community Banks, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b) Reports on Form 8-K

A current report on Form 8-K dated April 20, 2004, was filed with the Securities and Exchange Commission under item 12 “Results of Operations and Financial Condition” of such form, furnishing materials for the first quarter 2004 earnings announcement conducted by Jimmy C. Tallent, President and Chief Executive Officer and Rex S. Schuette, Executive Vice President and Chief Financial Officer of United Community Banks, Inc. on April 20, 2004.

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

Date: August 6, 2004