Form 10-Q
period 2004-09-30
UNITED COMMUNITY BANKS INC
filed 2004-11-09
CIK 857855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

YES [X]     NO [  ]

Common stock, par value $1 per share: 36,254,642 shares
outstanding as of September 30, 2004

INTRODUCTORY NOTE

All financial statements and per share amounts included in this Quarterly Report on Form 10-Q have been restated to reflect the three-for-two split of United’s common stock effective on April 28, 2004.

Part I — Financial Information

Item 1 — Financial Statements

UNITED COMMUNITY BANKS, INC.
Consolidated Statement of Income
For the Three and Nine Months Ended September 30,

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2004	2003	2004	2003

Interest revenue:	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Loans, including fees	$53,023	$46,623	$149,771	$133,461
Federal funds sold and deposits in banks	181	140	358	307
Investment securities:
Taxable	7,254	5,738	19,662	17,803
Tax exempt	514	694	1,625	2,164

Total interest revenue	60,972	53,195	171,416	153,735

Interest expense:
Deposits:
Demand	2,151	1,728	5,865	6,119
Savings	98	82	274	287
Time	10,608	9,784	29,678	30,673
Federal funds purchased	573	185	1,343	418
Other borrowings	5,712	5,667	16,186	16,005

Total interest expense	19,142	17,446	53,346	53,502

Net interest revenue	41,830	35,749	118,070	100,233
Provision for loan losses	2,000	1,500	5,600	4,500

Net interest revenue after provision for loan losses	39,830	34,249	112,470	95,733

Fee revenue:
Service charges and fees	5,559	5,009	15,894	13,270
Mortgage loan and other related fees	1,747	3,115	4,612	8,762
Consulting fees	1,426	1,092	3,955	3,366
Brokerage fees	377	447	1,600	1,315
Securities gains (losses), net	398	(122)	394	(125)
Loss on prepayments of borrowings	(391)	—	(391)	—
Other	741	860	2,718	2,506

Total fee revenue	9,857	10,401	28,782	29,094

Total revenue	49,687	44,650	141,252	124,827

Operating expenses:
Salaries and employee benefits	19,636	17,990	56,424	50,665
Occupancy	2,352	2,344	6,907	6,640
Communications and equipment	2,828	2,310	8,052	6,314
Postage, printing and supplies	1,214	1,237	3,424	3,354
Professional fees	1,035	1,036	2,667	3,007
Advertising and public relations	1,123	766	2,878	2,439
Amortization of intangibles	442	370	1,208	783
Merger-related charges	—	—	464	1,508
Other	2,666	2,659	7,275	7,126

Total operating expenses	31,296	28,712	89,299	81,836

Income before income taxes	18,391	15,938	51,953	42,991
Income taxes	6,436	5,574	18,011	15,094

Net income	$11,955	$10,364	$33,942	$27,897

Net income available to common stockholders	$11,955	$10,352	$33,925	$27,840

Earnings per common share:
Basic	$.33	$.29	$.95	$.82
Diluted	.32	.29	.92	.80
Weighted average common shares outstanding (in thousands):
Basic	36,254	35,112	35,738	33,752
Diluted	37,432	36,185	36,917	34,849

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED COMMUNITY BANKS, INC.
Consolidated Balance Sheet
For the period ended

	September 30,	December 31,	September 30,
($ in thousands)	2004	2003	2003

ASSETS	(Unaudited)	(Audited)	(Unaudited)

Cash and due from banks	$102,457	$91,819	$94,381
Interest-bearing deposits in banks	57,465	68,374	67,022

Cash and cash equivalents	159,922	160,193	161,403
Securities available for sale	726,734	659,891	634,421
Mortgage loans held for sale	19,189	10,756	14,348
Loans, net of unearned income	3,438,417	3,015,997	2,918,412
Less - allowance for loan losses	43,548	38,655	37,773

Loans, net	3,394,869	2,977,342	2,880,639
Premises and equipment, net	92,918	87,439	83,342
Accrued interest receivable	28,108	20,962	23,079
Intangible assets	87,381	72,182	65,674
Other assets	83,534	80,069	79,233

Total assets	$4,592,655	$4,068,834	$3,942,139

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand	$491,123	$412,309	$404,752
Interest-bearing demand	910,699	846,022	798,072
Savings	166,184	140,619	137,613
Time	1,773,519	1,458,499	1,449,894

Total deposits	3,341,525	2,857,449	2,790,331
Federal funds purchased and repurchase agreements	178,335	102,849	78,900
Federal Home Loan Bank advances	585,513	635,420	650,572
Other borrowings	113,878	152,596	107,871
Accrued expenses and other liabilities	25,609	21,147	24,752

Total liabilities	4,244,860	3,769,461	3,652,426

Stockholders’ equity:
Preferred stock, $1 par value; $10 stated value; 10,000,000 shares authorized; 44,800, 55,900 and 65,500 shares issued and outstanding	448	559	655
Common stock, $1 par value; 100,000,000 shares authorized; 36,620,754, 35,706,573 and 35,706,573 shares issued	36,621	35,707	35,707
Capital surplus	116,075	95,951	95,022
Retained earnings	194,350	166,887	158,464
Treasury stock; 366,112, 417,525 and 474,555 shares, at cost	(6,251)	(7,120)	(8,015)
Accumulated other comprehensive income	6,552	7,389	7,880

Total stockholders’ equity	347,795	299,373	289,713

Total liabilities and stockholders’ equity	$4,592,655	$4,068,834	$3,942,139

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED COMMUNITY BANKS, INC.
Consolidated Statement of Changes in Stockholder’s Equity
For the Nine Months Ended September 30,

						Accumulated
						Other
	Preferred	Common	Capital	Retained	Treasury	Comprehensive
(in thousands)	Stock	Stock	Surplus	Earnings	Stock	Income (Loss)	Total

Balance, December 31, 2002	$1,726	$32,709	$51,592	$135,709	$(11,432)	$11,275	$221,579
Comprehensive income:
Net income				27,897			27,897
Other comprehensive loss:
Unrealized holding losses on available for sale securities, net of deferred tax benefit and reclassification adjustment						(2,498)	(2,498)
Unrealized losses on derivative financial instruments qualifying as cash flow hedges, net of deferred tax benefit						(897)	(897)

Comprehensive income				27,897		(3,395)	24,502
Retirement of preferred stock (107,100 shares)	(1,071)						(1,071)
Cash dividends declared on common stock ($.15 per share)				(5,085)			(5,085)
Common stock issued for acquisitions (2,997,687 shares)		2,998	46,893				49,891
Exercise of stock options (699,002 shares)			(3,403)		9,420		6,017
Conversion of debt (18,000 shares)			(84)		234		150
Tax benefit from options exercised			24				24
Acquisition of treasury stock (377,579 shares)					(6,237)		(6,237)
Dividends declared on preferred stock ($.45 per share)				(57)			(57)

Balance, September 30, 2003	$655	$35,707	$95,022	$158,464	$(8,015)	$7,880	$289,713

Balance, December 31, 2003	$559	$35,707	$95,951	$166,887	$(7,120)	$7,389	$299,373
Comprehensive income:
Net income				33,942			33,942
Other comprehensive income (loss):
Unrealized holding gains on available for sale securities, net of deferred tax expense and reclassification adjustment						74	74
Unrealized losses on derivative financial instruments qualifying as cash flow hedges, net of deferred tax benefit						(911)	(911)

Comprehensive income				33,942		(837)	33,105
Redemption of preferred stock (11,100 shares)	(111)						(111)
Cash dividends declared on common stock ($.18 per share)				(6,470)			(6,470)
Redemption of fractional shares (446 shares)		(1)	(10)				(11)
Common stock issued for acquisitions (914,627 shares)		915	20,585				21,500
Exercise of stock options (51,413 shares)			(301)		869		568
Amortization of restricted stock awards			42				42
Tax benefit from options exercised			(192)				(192)
Dividends declared on preferred stock ($.45 per share)				(9)			(9)

Balance, September 30, 2004	$448	$36,621	$116,075	$194,350	$(6,251)	$6,552	$347,795

* Comprehensive income for the third quarters of 2004 and 2003 was $19,461 and $4,557, respectively.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED COMMUNITY BANKS, INC.
Consolidated Statement of Cash Flows
For the Nine Months Ended September 30,

(in thousands)	2004	2003

Operating activities:	(Unaudited)	(Unaudited)
Net income	$33,942	$27,897
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	11,543	10,801
Provision for loan losses	5,600	4,500
(Gain) loss on sale of securities available for sale	(394)	125
Gain on sale of other assets	(79)	(18)
Changes in assets and liabilities:
Other assets and accrued interest receivable	(11,416)	(8,933)
Accrued expenses and other liabilities	4,240	8,923
Mortgage loans held for sale	(8,433)	14,147

Net cash provided by operating activities	35,003	57,442

Investing activities (net of purchase adjustments):
Proceeds from sales of securities available for sale	71,539	39,327
Proceeds from maturities and calls of securities available for sale	261,203	216,971
Purchases of securities available for sale	(370,655)	(299,802)
Net increase in loans	(333,238)	(229,857)
Proceeds from sales of premises and equipment	1,216	79
Purchases of premises and equipment	(11,420)	(9,117)
Net cash received from acquisitions	5,439	28,828
Proceeds from sale of other real estate	2,156	659

Net cash used by investing activities	(373,760)	(252,912)

Financing activities (net of purchase adjustments):
Net change in deposits	308,129	13,125
Net change in federal funds purchased and repurchase agreements	134,889	57,655
Proceeds from other borrowings	1,155	13,191
Repayments of other borrowings	(45,028)	(17,031)
Proceeds from FHLB advances	757,600	642,600
Repayments of FHLB advances	(812,614)	(487,988)
Proceeds from issuance of subordinated debt	—	35,000
Proceeds from exercise of stock options	568	6,017
Retirement of preferred stock	(111)	(1,071)
Redemption of fractional shares	(11)	—
Purchase of treasury stock	—	(6,237)
Cash dividends on common stock	(6,082)	(4,676)
Cash dividends on preferred stock	(9)	(57)

Net cash provided by financing activities	338,486	250,528

Net change in cash and cash equivalents	(271)	55,058
Cash and cash equivalents at beginning of period	160,193	106,345

Cash and cash equivalents at end of period	$159,922	$161,403

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$54,032	$53,257
Income taxes	19,030	14,388

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

Note 3 — Stock-Based Compensation

     United’s stock-based compensation plans are accounted for based on the intrinsic value method set forth in Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. Compensation expense for restricted share awards is recognized over the restricted period based on the fair value of the stock on the date of grant. Compensation expense for employee stock options has not been recognized, since the exercise price of the options equaled the fair value of the stock on the date of grant. Compensation expense for restricted share awards is ratably recognized over the period of service, usually the restricted period, based on the fair value of the stock on the date of grant. Had compensation costs been determined based upon the fair value of the options at the grant dates consistent with the method of SFAS No. 123, United’s net income and earnings per common share would have reflected the pro forma amounts below (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income available to common shareholders:
As reported	$11,955	$10,352	$33,925	$27,840
Pro forma	11,754	10,270	33,367	27,554
Basic earnings per common share:
As reported	.33	.29	.95	.82
Pro forma	.32	.29	.93	.82
Diluted earnings per common share:
As reported	.32	.29	.92	.80
Pro forma	.31	.28	.91	.79

     The weighted average fair value of options granted in the third quarter of 2004 and 2003 was $5.47 and $3.92, respectively. The weighted average fair value of options granted in the first nine months of 2004 and 2003 was $5.89 and $3.45, respectively. The fair value of each option granted was estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions: dividend yield of 1%; a risk free interest rate ranging from 3.61% to 4.57% in 2004 and 3.48% in 2003; expected volatility of 15%; and, an expected life of 7 years. Since United’s stock trading history began in March of 2002, when United listed on Nasdaq, the Nasdaq Bank Index was used to determine volatility. The fair value of each option granted prior to 2002 was estimated on the date of grant using the minimum value method with the following weighted average assumptions: dividend yield of 1%; a risk free interest rate of 5%; and, an expected life of 7 years. Compensation expense, included in the pro forma results, was determined based on the fair value of the options at the time of grant, multiplied by the number of options granted, which was then amortized, net of tax, over the vesting period.

Note 4 — Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30.

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Basic earnings per share:
Weighted average shares outstanding	36,254	35,112	35,738	33,752
Net income available to common shareholders	$11,955	$10,352	$33,925	$27,840

Basic earnings per share	$.33	$.29	$.95	$.82

Diluted earnings per share:
Weighted average shares outstanding	36,254	35,112	35,738	33,752
Net effect of the assumed exercise of stock options based on the treasury stock method using average market price for the period	806	671	807	687
Effect of conversion of subordinated debt	372	402	372	410

Total weighted average shares and common stock equivalents outstanding	37,432	36,185	36,917	34,849

Net income available to common shareholders	$11,955	$10,352	$33,925	$27,840
Income effect of conversion of subordinated debt, net of tax	23	23	65	72

Net income, adjusted for effect of conversion of subordinated debt, net of tax	$11,978	$10,375	$33,990	$27,912

Diluted earnings per share	$.32	$.29	$.92	$.80

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

     The following table summarizes the estimated fair values of assets acquired and liabilities assumed of Fairbanco Holding Company as of June 1, 2004.

Fairbanco
Holding
Company
Assets:
Cash and cash equivalents	$66,956
Investment securities	30,485
Loans, net	92,383
Premises and equipment	1,255
Core deposit intangible	2,820
Goodwill	13,001
Other assets	5,711

Total assets	$212,611

Liabilities:
Deposits	$175,947
Other borrowed funds	10,390
Other liabilities	2,663

Total liabilities assumed	189,000

Net assets acquired	$23,611

     Core deposit intangibles are being amortized over a period of 10 years. Goodwill will not be amortized or deductible for tax purposes, but will be subject to impairment tests at least annually.

     In connection with the acquisition of Fairbanco Holding Company, United incurred merger-related charges of $464,000 during the second quarter. The charges were included in operating expenses in the Consolidated Statement of Income. The table below provides a summary of the merger charges showing the amounts paid during the period and the amounts remaining accrued at September 30, 2004.

	Expensed in	Utilized in
	Nine months ended	Nine months ended	Balance at
	September 30, 2004	September 30, 2004	September 30, 2004
Professional fees	$325	$312	$13
Other conversion costs	139	136	3

	$464	$448	$16

     On November 1, 2004, United acquired all of the outstanding common shares of Eagle National Bank headquartered in Stockbridge, Georgia. The aggregate purchase price was $11.9 million including $2.4 million of cash and 414,528 shares of United’s common stock valued at $9.5 million. The value of the common shares issued of $22.84 was determined based on the average market price of United’s common shares over the two-day period before and after the terms of the acquisition were agreed to and announced. The acquisition of Eagle National Bank will greatly enhance United’s presence in the southside of the metro Atlanta market.

     On August 26, 2004, United announced a definitive agreement to acquire Liberty National Bancshares, Inc. with assets of $180 million headquartered in Conyers, Georgia. The transaction is valued at approximately $36.1 million and is expected to close during the fourth quarter of 2004. United will exchange 1.3 million shares of its stock and approximately $5.2 million in cash for all of the outstanding shares of Liberty. The acquisition of Liberty will greatly enhance United’s presence in the eastside of the metro Atlanta market.

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

Overview

     United is a bank holding company registered under the Bank Holding Company Act of 1956, and was incorporated under the laws of the state of Georgia in 1987 and commenced operations in 1988. At September 30, 2004, United had total consolidated assets of $4.6 billion, total loans of $3.4 billion, total deposits of $3.3 billion and stockholders’ equity of $348 million.

     United’s activities are primarily conducted by its wholly-owned banking subsidiaries (which are collectively referred to as the “Banks” in this discussion) and Brintech, Inc., a consulting firm providing professional services to the financial services industry.

     As of the beginning of the periods covered by this report, this discussion reflects the three-for-two stock split effective on April 28, 2004 to shareholders of record on April 14, 2004.

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

     During the fourth quarter of 2003, United acquired three branches in Avery, Mitchell and Graham counties in western North Carolina. The three branches had aggregate deposits and loans of $72 million and $11 million, respectively. These branches complemented United’s existing western North Carolina markets and were a natural extension of the existing franchise. United paid a premium between 7% and 11% of average deposits for each branch.

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

     On November 1, 2004, United completed its acquisition of Eagle National Bank headquartered in Stockbridge, Georgia. On that date, Eagle National Bank had assets of $64 million, including purchase accounting related intangibles. United exchanged 414,528 shares of its common stock valued at $9.5 million and approximately $2.4 million in cash for all of the outstanding shares.

     On August 26, 2004, United announced a definitive agreement to acquire Liberty National Bancshares, Inc. with assets of $180 million headquartered in Conyers, Georgia. The transaction is valued at approximately $36.1 million and is expected to close during the fourth quarter of 2004. United will exchange up to 1,504,892 shares of its stock and no more than $5.2 million in cash for all of the outstanding shares of Liberty. The acquisition of Liberty will greatly enhance United’s presence in the eastside of the metro Atlanta market.

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

Table 1 — Financial Highlights
FINANCIAL HIGHLIGHTS TABLE
UNITED COMMUNITY BANKS, INC.
Selected Financial Information
For the Three and Nine Months Ended September 30, 2004

	2004			2003		Third Quarter	For the Nine		YTD
(in thousands, except per share	Third	Second	First	Fourth	Third	2004-2003	Months Ended		2004-2003
data; taxable equivalent)	Quarter	Quarter	Quarter	Quarter	Quarter	Change	2004	2003	Change

INCOME SUMMARY	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)		(Unaudited)	(Unaudited)
Interest revenue	$61,358	$56,680	$54,587	$53,943	$53,731		$172,625	$155,395
Interest expense	19,142	17,432	16,772	17,098	17,446		53,346	53,502

Net interest revenue	42,216	39,248	37,815	36,845	36,285	16%	119,279	101,893	17%
Provision for loan losses	2,000	1,800	1,800	1,800	1,500		5,600	4,500
Fee revenue	9,857	9,647	9,278	9,090	10,401	(5)	28,782	29,094	(1)

Total revenue	50,073	47,095	45,293	44,135	45,186	11	142,461	126,487	13
Operating expenses (1)	31,296	29,363	28,176	27,572	28,712	9	88,835	80,328	11

Income before taxes	18,777	17,732	17,117	16,563	16,474	14	53,626	46,159	16
Income taxes	6,822	6,379	6,179	5,959	6,110		19,380	17,288

Net operating income	11,955	11,353	10,938	10,604	10,364	15	34,246	28,871	19
Merger-related charges, net of tax	—	304	—	383	—		304	974

Net income	$11,955	$11,049	$10,938	$10,221	$10,364	15	$33,942	$27,897	22

OPERATING PERFORMANCE (1)
Earnings per common share:
Basic	$.33	$.32	$.31	$.30	$.29	14	$.96	$.85	13
Diluted	.32	.31	.30	.29	.29	10	.93	.83	12
Return on tangible equity (3)	19.41%	19.70%	19.87%	19.72%	19.94%		19.67%	19.12%
Return on assets	1.05	1.07	1.08	1.06	1.06		1.07	1.06
Efficiency ratio	60.11	60.05	59.83	59.81	61.34		60.00	61.27
Dividend payout ratio	18.18	18.75	19.35	16.67	17.24		18.75	17.65
GAAP PERFORMANCE
Per common share:
Basic earnings	$.33	$.31	$.31	$.29	$.29	14	$.95	$.82	16
Diluted earnings	.32	.30	.30	.28	.29	10	.92	.80	15
Cash dividends declared	.06	.06	.06	.05	.05	20	.18	.15	20
Book value	9.58	9.10	8.80	8.47	8.20	17	9.58	8.20	17
Tangible book value (3)	7.28	6.77	6.86	6.52	6.44	13	7.28	6.44	13
Key performance ratios:
Return on equity (2)	14.20%	14.40%	14.87%	14.19%	14.90%		14.48%	15.02%
Return on assets	1.05	1.04	1.08	1.02	1.06		1.06	1.02
Net interest margin	3.99	3.95	3.99	3.96	3.97		3.98	4.00
Dividend payout ratio	18.18	19.35	19.35	17.24	17.24		18.95	18.29
Equity to assets	7.50	7.30	7.46	7.41	7.35		7.42	7.14
Tangible equity to assets (3)	5.76	5.74	5.88	5.82	5.85		5.79	6.10
ASSET QUALITY
Allowance for loan losses	$43,548	$42,558	$39,820	$38,655	$37,773		$43,548	$37,773
Non-performing assets	10,527	8,812	7,251	7,589	7,998		10,527	7,998
Net charge-offs	1,010	789	635	918	1,080		2,434	3,179
Allowance for loan losses to loans	1.27%	1.27%	1.27%	1.28%	1.29%		1.27%	1.29%
Non-performing assets to total assets	.23	.19	.18	.19	.20		.23	.20
Net charge-offs to average loans	.12	.10	.08	.12	.15		.10	.16
AVERAGE BALANCES
Loans	$3,384,281	$3,235,262	$3,095,875	$2,959,626	$2,881,375	17	$3,239,005	$2,683,970	21
Investment securities	762,994	715,586	652,867	699,059	664,523	15	710,674	656,478	8
Earning assets	4,215,472	3,991,797	3,808,877	3,695,197	3,629,819	16	4,006,149	3,402,170	18
Total assets	4,521,842	4,274,442	4,084,883	3,961,384	3,888,141	16	4,294,555	3,640,371	18
Deposits	3,351,188	3,178,776	2,955,726	2,843,600	2,826,900	19	3,162,588	2,709,215	17
Stockholders’ equity	338,913	311,942	304,926	293,464	285,790	19	318,668	260,015	23
Common shares outstanding:
Basic	36,254	35,633	35,319	35,260	35,112		35,738	33,752
Diluted	37,432	36,827	36,482	36,391	36,185		36,917	34,849
AT PERIOD END
Loans	$3,438,417	$3,338,309	$3,147,303	$3,015,997	$2,918,412	18	$3,438,417	$2,918,412	18
Investment securities	726,734	739,667	617,787	659,891	634,421	15	726,734	634,421	15
Earning assets	4,280,643	4,172,049	3,851,968	3,796,332	3,676,018	16	4,280,643	3,676,018	16
Total assets	4,592,655	4,525,446	4,118,188	4,068,834	3,942,139	17	4,592,655	3,942,139	17
Deposits	3,341,525	3,339,848	3,074,193	2,857,449	2,790,331	20	3,341,525	2,790,331	20
Stockholders’ equity	347,795	330,458	311,247	299,373	289,713	20	347,795	289,713	20
Common shares outstanding	36,255	36,246	35,331	35,289	35,232		36,255	35,232

(1)	Excludes pre-tax merger-related charges totaling $464,000 or $.01 per diluted common share in the second quarter of 2004, and $580,000 or $.01 per diluted common share, $668,000 or $.01 per diluted common share and $840,000 or $.01 per diluted common share recorded in the fourth, second and first quarters, respectively, of 2003.
(2)	Net income available to common stockholders, which excluded preferred stock dividends, divided by average realized common equity which excludes accumulated other comprehensive income.
(3)	Excludes effect of acquisition related intangibles and associated amortization.

Merger-Related Charges

     During the second quarter of 2004, first quarter of 2003, second quarter of 2003 and fourth quarter of 2003, United recorded merger-related charges of $464,000, $840,000, $668,000 and $580,000, respectively, for termination of equipment leases, professional fees and other systems conversion costs in connection with the acquisitions of Fairbanco Holding Company, First Central Bancshares, First Georgia Holdings and three branches in western North Carolina, respectively. The charges are included in operating expense in the Consolidated Statement of Income. These charges have been excluded from the presentation of operating earnings as management believes that excluding merger-related charges as a financial measure provides useful information to investors because it better demonstrates United’s financial performance from its ongoing business operations. A more detailed description of these charges is in Note 5 to the consolidated financial statements in this Form 10-Q and Note 3 to the consolidated financial statements included in Form 10-K for the year ended December 31, 2003.

     The table below presents a reconciliation, for periods impacted, of operating earnings to reported Net Income using accounting principles generally accepted in the United States (GAAP).

Table 2 — Operating Earnings to GAAP Earnings Reconciliation
For the Three and Nine Months Ended
(in thousands)

			For the Nine
	Second Quarter	Fourth Quarter	Months Ended
	2004	2003	2004	2003
Merger charges included in expenses	$464	$580	$464	$1,508
Income tax effect of charges	160	197	160	534

After-tax effect of merger-related charges	$304	$383	$304	$974

Net Income Reconciliation
Operating net income	$11,353	$10,604	$34,246	$28,871
After-tax effect of merger-related charges	(304)	(383)	(304)	(974)

Net income (GAAP)	$11,049	$10,221	$33,942	$27,897

Basic Earnings Per Share Reconciliation
Basic operating earnings per share	$.32	$.30	$.96	$.85
Per share effect of merger-related charges	(.01)	(.01)	(.01)	(.03)

Basic earnings per share (GAAP)	$.31	$.29	$.95	$.82

Diluted Earnings Per Share Reconciliation
Diluted operating earnings per share	$.31	$.29	$.93	$.83
Per share effect of merger-related charges	(.01)	(.01)	(.01)	(.03)

Diluted earnings per share (GAAP)	$.30	$.28	$.92	$.80

Results of Operations

     Net operating income was $12.0 million for the quarter ended September 30, 2004, an increase of $1.6 million, or 15%, from the same period in 2003. Diluted operating earnings per share were $.32 for the quarter ended September 30, 2004, compared with $.29 for the same period in 2003, an increase of 10%. Operating return on tangible equity for the third quarter of 2004 was 19.41%, compared with 19.94% for 2003. Operating return on assets for the quarter ended September 30, 2004 was 1.05%, compared with 1.06% for 2003.

     For the nine months ended September 30, net operating income was $34.2 million compared to $28.9 million for 2003, an increase of 19%. Diluted operating earnings per share were $.93, compared with $.83 for the same period in 2003, an increase of 12%. Operating return on tangible equity for the first nine months of 2004 was 19.67%, compared with 19.12% for 2003. Operating return on assets was 1.07%, compared with 1.06% for 2003.

Net Interest Revenue (Taxable Equivalent)

     Net interest revenue (the difference between the interest earned on assets and the interest paid on deposits and borrowed funds) is the single largest component of total revenue. United actively manages this revenue source to provide an optimal level of revenue while balancing interest rate, credit and liquidity risks. Net interest revenue for the three months ended September 30, 2004 was $42.2 million, up 16%, over last year. Year-to-date, net interest revenue was $119.3 million, up 17% over the same period in 2003. The main driver of this increase was loan growth. Average loans increased $503 million, or 17%, from the third quarter of last year and year-to-date average loans were up $555 million, or 21% over the first nine months of 2003. This loan growth was due to the continued high loan demand across all of United’s markets due to the current low rate environment and the acquisitions of 1st Community Bank and three North Carolina branches, which added $90 million. The quarter-end loan balances increased $520 million as compared to September 30, 2003. Of this increase, $151 million was in the north Georgia markets, $100 million in western North Carolina, $203 million in the metro Atlanta market, $42 million in east Tennessee, and $24 million in the coastal Georgia markets.

     Average interest-earning assets for the third quarter and first nine months of 2004 increased $586 million, or 16%, and $604 million, or 18%, respectively, over the same periods in 2003. The increase reflects the strong loan growth and the acquisitions, as well as an increase in the investment securities portfolio. The majority of the increase in interest-earning assets was funded by interest-bearing sources resulting in increases in average interest-bearing liabilities for the quarter and year-to-date of approximately $490 million and $500 million, respectively, as compared to the same periods in 2003.

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

     For the three months ended September 30, 2004 and 2003, net interest spread was 3.71% and 3.70%, respectively, while net interest margin was 3.99% and 3.97%, respectively. Net interest spread was 3.71% for the first nine months of both 2004 and 2003, while net interest margin was 3.98% and 4.00%, respectively. The net interest spread and the net interest margin were held at a relatively consistent level over the last eight quarters by managing liability mix and pricing to offset the continued decline in loan and securities yields, a result of the low rate environment. Specifically, most of the loan growth over the last year has been prime-based, adjusted daily, which has accounted for most of the decline in loan yields. At September 30, 2004, United had approximately $1.8 billion in loans indexed to the daily Prime Rate published in the Wall Street Journal compared with $1.2 billion a year ago. At September 30, 2004 and 2003, United had receive-fixed swap contracts with a total notional value of $637 million and $330 million, respectively, that were accounted for as cash flow hedges of prime-based loans. The swap contracts added $1.0 million and $1.3 million to loan interest revenue in the third quarters of 2004 and 2003, respectively. This resulted in an increase in the average loan yield of 12 basis points and 18 basis points for the third quarters of 2004 and 2003, respectively. The effect of declining loan yields was somewhat offset by a slight positive shift in the mix of earning assets. At the Federal Open Markets Committee (FOMC) meetings on June 30, August 10 and September 21, 2004, the Federal Reserve increased the federal funds rate by 25 basis points resulting in a 10 basis point increase in the third quarter’s loan portfolio yield as compared to the second quarter of 2004. For the third quarter of 2004, loans comprised approximately 80% of interest-earning assets compared with 79% for the third quarter of 2003.

     The average yield on interest-earning assets for the third quarter of 2004 was 5.79%, compared with 5.88% in the third quarter of 2003. Year-to-date average yield on interest-earning assets was 5.75%, compared to 6.10% for the first nine months of 2003. The main driver of this decrease was lower loan yields, which were down 19 basis points for the quarter and 47 basis points for the year-to-date. The shift toward floating rate loans and the 25 basis point reduction in the Prime Rate on June 25, 2003 contributed to the decline in the average loan yield. The Federal Reserve’s increases of the targeted federal funds rate in 2004 resulted in an 8 basis point increase in the third quarter’s average yield on interest-earning assets over the second quarter of 2004.

     The average cost of interest-bearing liabilities for the third quarter was 2.08%, a decrease of 10 basis points from the same period in 2003. The average cost of interest-bearing liabilities for the first nine months of 2004 was 2.04%, a decrease of 35 basis points from the first nine months of 2003. The decrease was due to lower rates paid on most sources of funding. United lowered deposit pricing across all of its products reflecting rate reductions initiated by the Federal Reserve in June 2003. Additionally, United was able to delay deposit rate increases in the third quarter of 2004 without experiencing deposit account attrition.

     The following table shows the relationship between interest revenue and expense and the average balances of interest-earning assets and interest-bearing liabilities for the three months ended September 30, 2004 and 2003.

Table 3 — Average Consolidated Balance Sheets and Net Interest Analysis
For the Three Months Ended September 30,
(In thousands, taxable equivalent)

	2004			2003
	Average		Avg.	Average		Avg.
	Balance	Interest	Rate	Balance	Interest	Rate

Assets:
Interest-earning assets:
Loans, net of unearned income (1)(2)	$3,384,281	$52,874	6.22%	$2,881,375	$46,520	6.41%
Taxable securities (3)	716,525	7,254	4.05	603,031	5,738	3.81
Tax-exempt securities (1)	46,469	846	7.28	61,492	1,142	7.43
Federal funds sold and other interest-earning assets	68,197	384	2.25	83,921	331	1.58

Total interest-earning assets	4,215,472	61,358	5.79	3,629,819	53,731	5.88

Non-interest-earning assets:
Allowance for loan losses	(43,466)			(38,082)
Cash and due from banks	96,286			71,878
Premises and equipment	90,852			82,687
Other assets	162,187			141,839

Total assets	$4,521,331			$3,888,141

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
Transaction accounts	$923,870	$2,151	.93	$801,613	$1,728	.86
Savings deposits	163,540	98	.24	136,323	82	.24
Certificates of deposit	1,766,553	10,608	2.39	1,489,660	9,784	2.61

Total interest-bearing deposits	2,853,963	12,857	1.79	2,427,596	11,594	1.89

Federal funds purchased	144,716	573	1.58	60,781	185	1.21
Federal Home Loan Bank advances	550,501	3,605	2.61	589,924	3,996	2.69
Long-term debt and other borrowings	113,873	2,107	7.36	94,413	1,671	7.02

Total borrowed funds	809,090	6,285	3.09	745,118	5,852	3.12

Total interest-bearing liabilities	3,663,053	19,142	2.08	3,172,714	17,446	2.18

Non-interest-bearing liabilities:
Non-interest-bearing deposits	497,225			399,304
Other liabilities	22,140			30,333

Total liabilities	4,182,418			3,602,351

Stockholders’ equity	338,913			285,790

Total liabilities and stockholders’ equity	$4,521,331			$3,888,141

Net interest revenue		$42,216			$36,285

Net interest-rate spread			3.71%			3.70%

Net interest margin (4)			3.99%			3.97%

(1)	Interest revenue on tax-exempt securities and loans has been increased to reflect comparable interest on taxable securities and loans. The rate used was 39%, reflecting the statutory federal tax rate and the federal tax adjusted state tax rate.

(2)	Included in the average balance of loans outstanding are loans where the accrual of interest has been discontinued.

(3)	Securities available for sale are shown at amortized cost. Pretax unrealized gains of $3.9 million in 2004 and $9.2 million in 2003 are included in other assets for purposes of this presentation.

(4)	Net interest margin is taxable equivalent net-interest revenue divided by average interest-earning assets.

     The following table shows the relationship between interest revenue and expense and the average balances of interest-earning assets and interest-bearing liabilities for the nine months ended September 30, 2004 and 2003.

Table 3 — Average Consolidated Balance Sheets and Net Interest Analysis (continued)
For the Nine Months Ended September 30,
(In thousands, taxable equivalent)

	2004			2003
	Average		Avg.	Average		Avg.
	Balance	Interest	Rate	Balance	Interest	Rate

Assets:
Interest-earning assets:
Loans, net of unearned income (1)(2)	$3,239,005	$149,476	6.16%	$2,683,970	$133,176	6.63%
Taxable securities (3)	662,101	19,662	3.96	592,625	17,803	4.01
Tax-exempt securities (1)	48,573	2,674	7.34	63,853	3,561	7.44
Federal funds sold and other interest-earning assets	56,470	813	1.92	61,722	855	1.85

Total interest-earning assets	4,006,149	172,625	5.75	3,402,170	155,395	6.10

Non-interest-earning assets:
Allowance for loan losses	(41,452)			(35,216)
Cash and due from banks	88,104			71,634
Premises and equipment	88,977			77,847
Other assets	152,606			123,936

Total assets	$4,294,384			$3,640,371

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
Transaction accounts	$892,120	$5,865	.88	$773,647	$6,119	1.06
Savings deposits	152,905	274	.24	122,790	287	.31
Certificates of deposit	1,661,960	29,678	2.39	1,461,174	30,673	2.81

Total interest-bearing deposits	2,706,985	35,817	1.77	2,357,611	37,079	2.10

Federal funds purchased	140,353	1,343	1.28	43,799	418	1.28
Federal Home Loan Bank advances	538,068	9,973	2.48	508,913	11,326	2.98
Long-term debt and other borrowings	111,017	6,213	7.48	86,240	4,679	7.25

Total borrowed funds	789,438	17,529	2.97	638,952	16,423	3.44

Total interest-bearing liabilities	3,496,423	53,346	2.04	2,996,563	53,502	2.39

Non-interest-bearing liabilities:
Non-interest-bearing deposits	455,602			351,603
Other liabilities	23,691			32,190

Total liabilities	3,975,716			3,380,356

Stockholders’ equity	318,668			260,015

Total liabilities and stockholders’ equity	$4,294,384			$3,640,371

Net interest revenue		$119,279			$101,893

Net interest-rate spread			3.71%			3.71%

Net interest margin (4)			3.98%			4.00%

(1)	Interest revenue on tax-exempt securities and loans has been increased to reflect comparable interest on taxable securities and loans. The rate used was 39%, reflecting the statutory federal tax rate and the federal tax adjusted state tax rate.
(2)	Included in the average balance of loans outstanding are loans where the accrual of interest has been discontinued.
(3)	Securities available for sale are shown at amortized cost. Pretax unrealized gains of $6.1 million in 2004 and $12.6 million in 2003 are included in other assets for purposes of this presentation.
(4)	Net interest margin is taxable equivalent net-interest revenue divided by average interest-earning assets.

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

Table 4 — Change in Interest Revenue and Expense on a Taxable Equivalent Basis
(in thousands)

	Three Months			Nine Months
	Ended September 30, 2004			Ended September 30, 2004
	Compared to 2003			Compared to 2003
	Increase (decrease)			Increase (decrease)
	due to changes in			due to changes in
	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Loans	$7,898	$(1,544)	$6,354	$26,101	$(9,801)	$16,300
Taxable securities	1,131	385	1,516	2,189	(330)	1,859
Tax-exempt securities	(274)	(22)	(296)	(842)	(45)	(887)
Federal funds sold and other interest-earning assets	(70)	123	53	(90)	48	(42)

Total interest-earning assets	8,685	(1,058)	7,627	27,358	(10,128)	17,230

Interest-bearing liabilities:
Transaction accounts	277	146	423	862	(1,116)	(254)
Savings deposits	16	—	16	62	(75)	(13)
Certificates of deposit	1,712	(888)	824	3,913	(4,908)	(995)

Total interest-bearing deposits	2,005	(742)	1,263	4,837	(6,099)	(1,262)
Federal funds purchased	320	68	388	924	1	925
Federal Home Loan Bank advances	(261)	(130)	(391)	621	(1,974)	(1,353)
Long-term debt and other borrowings	357	79	436	1,382	152	1,534

Total borrowed funds	416	17	433	2,927	(1,821)	1,106

Total interest-bearing liabilities	2,421	(725)	1,696	7,764	(7,920)	(156)

Increase in net interest revenue	$6,264	$(333)	$5,931	$19,594	$(2,208)	$17,386

Provision for Loan Losses

     The provision for loan losses was $2.0 million for the third quarter of 2004, compared with $1.5 million for the same period in 2003. Provision for the first nine months of 2004 was $5.6 million, compared with $4.5 million for the first nine months of 2003. Net loan charge-offs as a percentage of average outstanding loans for the three months ended September 30, 2004 were .12%, as compared with .15% for the third quarter of 2003. Year-to-date, net loan charge-offs as a percentage of average outstanding loans were .10%, compared to .16% for the first nine months of 2003. The average level of charge-offs for the prior two years was approximately 15 basis points and is more reflective of management’s expectation for the remainder of 2004.

     The provision for loan losses is based on management’s evaluation of losses inherent in the loan portfolio and the corresponding analysis of the allowance for loan losses. Additional discussion on loan quality and the allowance for loan losses is included in the Asset Quality section of this report.

Fee Revenue

     Fee revenue for the third quarter and first nine months of 2004, totaled $9.9 million and $28.8 million, respectively, compared with $10.4 million and $29.1 million, for the same periods in 2003. Fee revenue for the third quarter of 2004 was approximately 20% of total revenue, compared with 23% for the third quarter of 2003. Year-to-date, fee revenue as a percentage of total revenue was 20%, compared with 23% for the first nine months of 2003. United is focused on increasing fee revenue through new products and services. The following table presents the components of fee revenue for the third quarter and first nine months of 2004 and 2003.

Table 5 — Fee Revenue
For the Three and Nine Months Ended September 30,
(in thousands, taxable equivalent)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2004	2003	Change	2004	2003	Change
Service charges and fees	$5,559	$5,009	11%	$15,894	$13,270	20%
Mortgage loan and related fees	1,747	3,115	(44)	4,612	8,762	(47)
Consulting fees	1,426	1,092	31	3,955	3,366	17
Brokerage fees	377	447	(16)	1,600	1,315	22
Securities gains (losses), net	398	(122)		394	(125)
Loss on prepayments of borrowings	(391)	—		(391)	—
Other	741	860	(14)	2,718	2,506	8

Total	$9,857	$10,401	(5)	$28,782	$29,094	(1)

     Earnings for acquired companies are included in consolidated results beginning on their respective acquisition dates. Therefore, comparability between current and prior periods is affected by acquisitions completed over the last 21 months.

     Service charges on deposit accounts of $5.6 million, were up $550,000, or 11%, over the third quarter of 2003. Year-to-date service charges were up $2.6 million, or 20%, over the same period in 2003. The increase in service charges and fees was primarily due to an increase in the number of accounts and transaction activity, resulting from successful internal efforts to increase core deposits and from acquisitions.

     Mortgage loan and related fees of $1.7 million for the quarter and $4.6 million for the first nine months of 2004, were down $1.4 million, or 44%, and $4.2 million, or 47%, respectively, from the same periods in 2003. Mortgage loan originations of $65 million for the third quarter 2004 were down $34 million from the third quarter of 2003, as mortgage rates rose from their historically low levels. Substantially all of these originated residential mortgages were sold into the secondary market, including the right to service these loans.

     Consulting fees for the third quarter and first nine months of 2004 of $1.4 million and $4.0 million were up $334,000 and $589,000, respectively, from the same periods in 2003. This increase was due to the increase in fee revenue from two new services offered and growth in general consulting revenue.

     Brokerage fees of $377,000 were down $70,000, or 16% from the third quarter of 2003. For the first nine months of 2004, brokerage fees of $1.6 million were up $285,000, or 22% over the same period in 2003. During the third quarter, United changed service providers for transaction processing. During the conversion period, transaction activity slowed considerably but returned to earlier levels once conversion was complete.

     Losses on prepayments of borrowings for the third quarter of 2004 were $391,000. The penalties on prepayment of fixed rate FHLB advances were recorded as a reduction of fee revenue, as they were offset substantially by securities gains that were taken as part of the ongoing balance sheet management activities. The fixed rate advances were replaced with floating rate sources of wholesale funds that more closely matched the rate characteristics of the prime-based loans that were made during the year.

Operating Expenses

     For the three and nine months ended September 30, 2004, total operating expenses, excluding merger-related charges, were $31.3 million and $88.8 million, respectively, compared with $28.7 million and $80.3 million for the same periods in 2003. The following table presents the components of operating expenses for the three and nine months ended September 30, 2004 and 2003.

Table 6 — Operating Expenses
For the Three and Nine Months Ended September 30,
(in thousands)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2004	2003	Change	2004	2003	Change
Salaries and employee benefits	$19,636	$17,990	9%	$56,424	$50,665	11%
Occupancy	2,352	2,344	—	6,907	6,640	4
Communications and equipment	2,828	2,310	22	8,052	6,314	28
Postage, printing and supplies	1,214	1,237	(2)	3,424	3,354	2
Professional fees	1,035	1,036	—	2,667	3,007	(11)
Advertising and public relations	1,123	766	47	2,878	2,439	18
Amortization of intangibles	442	370		1,208	783
Other	2,666	2,659	—	7,275	7,126	2

	31,296	28,712	9	88,835	80,328	11
Merger-related charges	—	—		464	1,508

Total	$31,296	$28,712	9	89,299	$81,836	9

     Salaries and benefits for the third quarter of 2004 totaled $19.6 million, an increase of $1.6 million, or 9% over the same period in 2003. Year-to-date salaries and benefits of $56.4 million were $5.8 million, or 11% greater than the first nine months of 2003. Acquisitions accounted for approximately $850,000 of the third quarter increase, with the remainder due to normal merit increases which were partially offset by lower incentive compensation related to the decline in mortgage refinancing activities.

     Communication and equipment costs of $2.8 million for the third quarter and $8.1 million for the first nine months of 2004 were up $518,000, or 22%, and $1.7 million, or 28%, respectively, over the same periods in 2003, primarily due to acquisitions and further investment in technology equipment to support business growth and enhance operating efficiencies.

     Advertising and public relations expenses for the third quarter of 2004 of $1.1 million, were up $357,000, or 47%, over the third quarter of 2003. Year-to-date, advertising and public relations were up $439,000, or 18%. This was due to costs associated with United’s efforts to increase core deposit accounts and direct mail marketing activities.

     The increases of $72,000 for the quarter and $425,000 for the first nine months of 2004 in intangible amortization reflect the increase in amortization of core deposit intangibles that were recorded in connection with recent acquisitions.

     The efficiency ratio measures total operating expenses, excluding merger-related charges, as a percentage of total revenue, excluding the provision for loan losses, net securities gains or losses and FHLB advance prepayment penalties. Based on operating income, which excludes merger-related charges, United’s efficiency ratio for the third quarter was 60.11% compared with 61.34% for the third quarter of 2003. Year-to-date, the efficiency ratio was 60.00% compared with 61.27% for the first nine months of 2003.

Income Taxes

     Income taxes, excluding taxable equivalent adjustments, were $6.4 million for the third quarter, as compared with $5.6 million for the third quarter of 2003, both representing a 35.0% effective tax rate. For the first nine months of 2004, income taxes were $18.0 million, with an effective tax rate of 34.7%, compared to $15.1 million, with an effective tax rate of 35.1%, for the same period in 2003. The effective tax rates were lower than the statutory tax rate primarily due to interest revenue on certain investment securities and loans that are exempt from income taxes and due to tax credits. The decrease in the effective tax rate for 2004 is due to an increase in tax credits related to affordable housing investments made over the last twelve months. Additional information regarding income taxes can be found in Note 13 to the Consolidated Financial Statements filed with United’s 2003 Form 10-K.

Balance Sheet Review

     Total assets at September 30, 2004 were $4.593 billion, 13% higher than the $4.069 billion at December 31, 2003 and 17% higher than the $3.942 billion at September 30, 2003. Average total assets for the third quarter of 2004 were $4.522 billion, up $634 million from average assets in the third quarter of 2003. Year-to-date, average total assets of $4.295 billion were up 18% compared to $3.640 billion for the same period in 2003.

Loans

     The following table presents a summary of the loan portfolio.

Table 7 — Loans Outstanding
(in thousands)

	September 30,	December 31,	September 30,
	2004	2003	2003
Commercial (commercial and industrial)	$184,327	$190,189	$181,938
Commercial (secured by real estate)	852,393	776,591	751,919

Total commercial	1,036,720	966,780	933,857
Construction (secured by real estate)	1,188,092	927,087	878,570
Residential mortgage	1,072,564	981,961	961,497
Installment	141,041	140,169	144,488

Total loans	$3,438,417	$3,015,997	$2,918,412

As a percentage of total loans:
Commercial (commercial and industrial)	5%	6%	6%
Commercial (secured by real estate)	25	26	26

Total commercial	30	32	32
Construction (secured by real estate)	35	31	30
Residential mortgage	31	32	33
Installment	4	5	5

Total	100%	100%	100%

     At September 30, 2004, total loans were $3.438 billion, an increase of $520 million, or 18%, from September 2003 and an increase of $422 million, or 14%, from December 31, 2003. Over the past year, United has experienced strong loan growth in all markets, with particular strength in loans secured by real estate. Substantially all loans are to customers located in Georgia, North Carolina and Tennessee, the immediate market areas of the Banks. This includes customers who have a seasonal residence in the Banks’ market areas. The acquisitions of 1st Community Bank, which closed on June 1, 2004, and the three North Carolina branches during the fourth quarter of 2003 added $90 million in balances to the loan portfolio. Average total loans for the third quarter and year-to-date 2004 were $3.384 billion and $3.239 billion, respectively, increases of $503 million, or 17%, and $555 million, or 21%, over the same periods in 2003. Approximately $310 million of the increase from a year ago occurred in construction and land development loans. Growth has also been strong in residential real estate loans and commercial loans secured by real estate which grew $111 million and $100 million, respectively from September 30, 2003.

Asset Quality and Risk Elements

     United manages asset quality and controls credit risk through close supervision of the loan portfolio and the application of policies designed to promote sound underwriting and loan monitoring practices. United’s credit administration function is responsible for monitoring asset quality, establishing credit policies and procedures and enforcing the consistent application of these policies and procedures at all of the Banks. Additional information on the credit administration function is included in Item 1 under the heading Loan Review and Non-performing Assets in United’s Annual Report on Form 10-K.

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

     The following table presents a summary of changes in the allowance for loan losses for the three and nine months ended September 30, 2004 and 2003.

Table 8 — Summary of Loan Loss Experience
For the Three and Nine Months Ended September 30,
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Balance beginning of period	$42,558	$37,353	$38,655	$30,914
Allowance from acquisitions	—	—	1,727	5,538
Loans charged-off	(1,591)	(1,370)	(3,619)	(4,024)
Recoveries	581	290	1,185	845

Net charge-offs	(1,010)	(1,080)	(2,434)	(3,179)
Provision for loan losses	2,000	1,500	5,600	4,500

Balance end of period	$43,548	$37,773	$43,548	$37,773

Total loans:
At period end	$3,438,417	$2,918,412	$3,438,417	$2,918,412
Average	3,384,281	2,881,375	3,239,005	2,683,970
As a percentage of average loans (annualized):
Net charge-offs	.12%	.15%	.10%	.16%
Provision for loan losses	.24	.21	.23	.22
Allowance as a percentage of period end loans	1.27	1.29	1.27	1.29
Allowance as a percentage of non-performing loans	476	518	476	518

     Management believes that the allowance for loan losses at September 30, 2004 is appropriate to absorb losses inherent in the loan portfolio. This assessment involves uncertainty and judgment; therefore, the adequacy of the allowance for loan losses cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examination of the Banks, may require adjustments to the provision for loan losses in future periods if, in their opinion, the results of their review warrant such additions.

Non-performing Assets

     The table below summarizes non-performing assets.

Table 9 — Non-Performing Assets
(in thousands)

	September 30,	December 31,	September 30,
	2004	2003	2003
Non-accrual loans	$9,144	$6,627	$7,294
Loans past due 90 days or more and still accruing	—	—	—

Total non-performing loans	9,144	6,627	7,294
Other real estate owned	1,383	962	704

Total non-performing assets	$10,527	$7,589	$7,998

Non-performing loans as a percentage of total loans	.27%	.22%	.25%
Non-performing assets as a percentage of total assets	.23	.19	.20

     Non-performing loans, which include non-accrual loans and accruing loans past due over 90 days, totaled $9.1 million at September 30, 2004, compared with $6.6 million at December 31, 2003 and $7.3 million at September 30, 2003. At September 30, 2004, the ratio of non-performing loans to total loans was .27%, compared with .22% at December 31, 2003 and .25% at September 30, 2003. Non-performing assets, which include non-performing loans and foreclosed real estate, totaled $10.5 million at September 30, 2004, compared with $7.6 million at December 31, 2003 and $8.0 million at September 30, 2003.

     United’s policy is to place loans on non-accrual status when, in the opinion of management, the principal and interest on a loan is not likely to be repaid in accordance with the loan terms or when the loan becomes 90 days past due and is not well secured and in the process of collection. When a loan is placed on non-accrual status, interest previously accrued, but not collected, is reversed against current interest revenue. Depending on management’s evaluation of the borrower and loan collateral, interest revenue on a non-accrual loan may be recognized on a cash basis as payments are received. There were no commitments to lend additional funds to customers whose loans were on non-accrual status at September 30, 2004.

     At September 30, 2004 and 2003, there were $3.0 million and $1.8 million, respectively, of loans classified as impaired under the definition outlined in SFAS No. 114. Specific reserves allocated to these impaired loans totaled $750,000 at September 30, 2004, and $449,000 at September 30, 2003. The average recorded investment in impaired loans for the quarters ended September 30, 2004 and 2003, was $2.1 million and $1.6 million, respectively. Year-to-date average recorded investment in impaired loans for 2004 and 2003 was $1.1 million and $2.3 million, respectively. Interest revenue recognized on loans while they were impaired for the third quarter and first nine months of 2004 was $2,000 and $17,000, respectively, compared with $1,000 and $11,000 for the same periods in 2003.

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

     Total average investment securities for the quarter increased 15% from third quarter of 2003, and year-to-date increased 8% over the first nine months of 2003, as the investment portfolio was used to help stabilize the interest rate sensitivity and increase net interest revenue.

     The investment securities portfolio primarily consists of U.S. Government and agency securities, municipal securities and U.S. Government sponsored agency mortgage-backed securities. Mortgage-backed securities rely on the underlying pools of mortgage loans to provide a cash flow of principal and interest. The actual maturities of these securities will differ from the contractual maturities because the loans underlying the security may prepay. Decreases in interest rates will generally cause an acceleration of prepayment levels. In a declining interest rate environment, United generally will not be able to reinvest the proceeds from these prepayments in assets that have comparable yields.

Deposits

     Total deposits at September 30, 2004 were $3.342 billion, an increase of $551 million from September 30, 2003, approximately 45% resulting from the acquisitions of 1st Community Bank on June 1, 2004 and the three North Carolina branches in late 2003. Total non-interest-bearing demand deposit accounts increased $86 million and interest-bearing demand and savings accounts increased $141 million. Total time deposits as of September 30, 2004 were $1.774 billion, an increase of $324 million from the third quarter of 2003. Of the increase in time deposits, $149 million were brokered.

     Time deposits of $100,000 and greater totaled $494 million at September 30, 2004, compared with $403 million at September 30, 2003. United utilizes “brokered” time deposits, issued in certificates of less than $100,000, as an alternative source of cost-effective funding. Brokered time deposits outstanding at September 30, 2004 and September 30, 2003 were $396 million and $247 million, respectively.

Wholesale Funding

     At September 30, 2004, each of the Banks were shareholders in the Federal Home Loan Bank. Through this affiliation, secured advances totaling $586 million were outstanding at rates competitive with time deposits of like maturities. United anticipates continued utilization of this short and long term source of funds. FHLB advances outstanding at September 30, 2004 had both fixed and floating interest rates ranging from .60% to 6.59%. Additional information regarding FHLB advances, including scheduled maturities, is provided in Note 10 to the consolidated financial statements included in United’s 2003 Form 10-K.

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

     One of the tools management utilizes to estimate the sensitivity of net interest revenue to changes in interest rates is an interest rate simulation model. Such estimates are based upon a number of assumptions for various scenarios, including the level of balance sheet growth, deposit repricing characteristics and the rate of prepayments. The simulation model measures the potential change in net interest revenue over a twelve-month period under six interest rate scenarios. The first scenario assumes rates remain flat (“flat rate scenario”) over the next twelve months and is the scenario that all others are compared to in order to measure the change in net interest revenue. The second scenario is a most likely scenario that projects the most likely change in rates over the next twelve months based on the slope of the yield curve. United runs ramp scenarios that assume gradual increases and decreases of 200 basis points each over the next twelve months. United’s policy for net interest revenue simulation is limited to a change from the flat rate scenario of less than 10% for the up or down 200 basis point ramp scenarios over twelve months. At September 30, 2004, United’s simulation model indicated that a 200 basis point increase in rates over the next twelve months would cause an approximate 4% increase in net interest revenue and a 200 basis point decrease in rates over the next twelve months would cause an approximate 6% decrease in net interest revenue.

     In order to manage its interest rate sensitivity, United uses off-balance sheet contracts that are considered derivative financial instruments. Derivative financial instruments can be a cost and capital effective means of modifying the repricing characteristics of on-balance sheet assets and liabilities. At September 30, 2004, United was a party to interest rate swap contracts under which it pays a variable rate and receives a fixed rate.

     The following table presents the interest rate swap contracts outstanding at September 30, 2004.

Table 10 — Interest Rate Swap Contracts
As of September 30, 2004
(in thousands)

	Notional	Rate	Rate	Fair
Type/Maturity	Amount	Received	Paid(1)	Value
Cash Flow Contracts
December 23, 2004	$50,000	4.37%	4.75%	$(75)
December 27, 2004	100,000	4.39	4.75	(147)
June 27, 2005	100,000	5.23	4.75	91
October 24, 2005	44,000	5.57	4.75	35
December 30, 2005 (2)	100,000	5.57	4.75	(76)
December 30, 2005 (2)	25,000	5.57	4.75	(19)
December 4, 2006	15,000	5.85	4.75	(28)
December 17, 2006	30,000	5.99	4.75	33
April 19, 2007	15,000	5.85	4.75	(75)
May 13, 2007	25,000	6.47	4.75	723
May 14, 2007	15,000	6.47	4.75	147
May 14, 2007	10,000	6.47	4.75	98
October 23, 2007	108,000	6.08	4.75	200

Total Cash Flow Contracts	$637,000	5.43%	4.75%	$907

(1)	Based on prime rate at September 30, 2004.

(2)	Forward swap contracts with a start date of January 3, 2005.

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

     The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and the maturities and sales of securities. Mortgage loans held for sale totaled $19.2 million at September 30, 2004, and typically turn over every 45 days as the closed loans are sold to investors in the secondary market. Other short-term investments such as federal funds sold are additional sources of liquidity.

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

     United has available a line of credit at its holding company with another financial institution totaling $40 million. At September 30, 2004, United had sufficient qualifying collateral to increase FHLB advances by $301 million. United’s internal policy limits brokered deposits to 20% of total deposits, excluding the brokered deposits. At September 30, 2004, United had the capacity to increase brokered deposits by $193 million and still remain within this limit. In addition to these wholesale sources, United has the ability to attract retail deposits at any time by competing more aggressively on pricing.

     As disclosed in United’s Consolidated Statement of Cash Flows, net cash provided by operating activities was $35.1 million for the nine months ended September 30, 2004. The major contributors in this category were net income of $33.9 million, depreciation, amortization and accretion of $11.5 million, provision for loan losses of $5.6 million and an increase in accrued expenses and other liabilities of $4.2 million, partially offset by an increase in other assets of $11.3 million and an increase in mortgage loans held for sale of $8.4 million. Net cash used by investing activities of $373.9 million consisted primarily of a net increase in loans totaling $333.2 million and $370.7 million used to purchase investment securities, partially offset by proceeds from sales, maturities and calls of investment securities of $332.7 million. Net cash provided by financing activities consisted primarily of a net increase in deposits of $308.1 million, and a net increase in federal funds purchased and repurchase agreements of $134.9 million, partially offset by a net decrease in FHLB advances of $55.0 million and a $45.0 million net decrease in other borrowings. In the opinion of management, the liquidity position at September 30, 2004 is sufficient to meet its expected cash flow requirements.

Capital Resources and Dividends

     Stockholders’ equity at September 30, 2004 was $347.8 million, an increase of $58.0 million from September 30, 2003. Accumulated other comprehensive income (loss) is not included in the calculation of regulatory capital adequacy ratios. Excluding the change in the accumulated other comprehensive income, stockholders’ equity increased $59.4 million, or 21%, from September 30, 2003, of which $21.0 million was the result of shares exchanged for the acquisition of 1st Community Bank. Dividends of $2.2 million, or $.06 per share, were declared on common stock during the third quarter of 2004, an increase of 20% from the amount declared in 2003. On an operating basis, the dividend payout ratios for the third quarters of 2004 and 2003 were 18% and 17%, respectively, while for the first nine months of 2004 and 2003, the dividend payout ratios were 19% and 18%, respectively. United has historically retained the majority of its earnings in order to provide a cost effective source of capital for continued growth and expansion. However, in recognition that cash dividends are an important component of shareholder value, management has instituted a dividend program that provides for increased cash dividends when earnings and capital levels permit.

     United’s Board of Directors has authorized the repurchase of up to 2,250,000 shares of the Company’s common stock through December 31, 2004. Through September 30, 2004, a total of 1,311,000 shares have been purchased under this program at an average cost of $14.78. No shares were purchased during the first nine months of 2004.

     United’s common stock trades on the NASDAQ National Market under the symbol UCBI. The closing price for the period ended September 30, 2004 was $24.27. Below is a quarterly schedule of high, low and closing stock prices and average daily volume for 2004 and 2003.

Table 11 — Stock Price Information

	2004				2003
	High	Low	Close	Avg Volume	High	Low	Close	Avg Volume
First quarter	$24.62	$21.37	$23.73	26,364	$18.00	$14.67	$15.37	30,019
Second quarter	25.36	21.89	25.18	43,316	18.00	15.37	16.65	23,508
Third quarter	25.45	21.75	24.27	30,366	20.02	16.34	18.47	36,213
Fourth quarter					23.93	18.51	21.91	31,821

     The following table presents the quarterly cash dividends declared in 2004 and 2003 and the respective payout ratios as a percentage of basic operating earnings per share, which excludes merger-related charges.

Table 12 — Dividend Payout Information (based on operating earnings)

	2004			2003
	Dividend	Payout %		Dividend	Payout %
First quarter	$.06	19		$.05	19	(1)
Second quarter	.06	19	(1)	.05	17	(1)
Third quarter	.06	18		.05	17
Fourth quarter				.05	17	(1)

(1)	Dividend payout ratios for the second quarter of 2004, and the first, second and fourth quarters of 2003 were 19%, 20%, 18% and 17%, respectively, when calculated using GAAP earnings per share.

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

     The following table shows United’s capital ratios, as calculated under regulatory guidelines, at September 30, 2004 and 2003.

Table 13 — Capital Ratios
(in thousands)

	2004		2003
	Actual	Regulatory	Actual	Regulatory
	Amount	Minimum	Amount	Minimum
Tier I Leverage:
Amount	$299,256	$133,166	$255,582	$114,777
Ratio	6.74%	3.00%	6.68%	3.00%
Tier I Risk Based:
Amount	$299,256	$140,536	$255,582	$119,258
Ratio	8.52%	4.00%	8.57%	4.00%
Total Risk Based:
Amount	$412,404	$281,073	$362,494	$238,515
Ratio	11.74%	8.00%	12.16%	8.00%

     United’s Tier I capital, which excludes other comprehensive income, consists of stockholders’ equity and qualifying capital securities less goodwill and deposit-based intangibles, totaled $299 million at September 30, 2004. Tier II capital components include supplemental capital items such as a qualifying allowance for loan losses and qualifying subordinated debt. Tier I capital plus Tier II capital components is referred to as Total Risk-based capital and was $412 million at September 30, 2004. The capital ratios, as calculated under the guidelines, were 8.52% and 11.74% for Tier I and Total Risk-based capital, respectively, at September 30, 2004.

     A minimum leverage ratio is required in addition to the risk-based capital standards and is defined as Tier I capital divided by average assets adjusted for goodwill and deposit-based intangibles. Although a minimum leverage ratio of 3% is required for the highest-rated bank holding companies which are not undertaking significant expansion programs, the Federal Reserve Board requires a bank holding company to maintain a leverage ratio greater than 3% if it is experiencing or anticipating significant growth or is operating with less than well-diversified risks in the opinion of the Federal Reserve Board. The Federal Reserve Board uses the leverage and risk-based capital ratios to assess capital adequacy of banks and bank holding companies. United’s leverage ratios at September 30, 2004 and 2003 were 6.74% and 6.68%, respectively.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

     There have been no material changes in United’s quantitative and qualitative disclosures about market risk as of September 30, 2004 from that presented in the Annual Report on Form 10-K for the year ended December 31, 2003. The interest rate sensitivity position at September 30, 2004 is included in management’s discussion and analysis on page 22 of this report.

Item 4. Controls and Procedures

     United’s management, including the Chief Executive Officer and Chief Financial Officer, supervised and participated in an evaluation of the company’s disclosure controls and procedures as of September 30, 2004. Based on, and as of the date of, that evaluation, United’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective in accumulating and communicating information to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures of that information under the Securities and Exchange Commission’s rules and forms and that the disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports that are filed or submitted by United under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds - None

Item 3. Defaults upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Securities Holders - None

Item 5. Other Information - None

Item 6. Exhibits

10.1	United Community Bank Modified Retirement Plan, effective as of January 1, 2004.

10.2	United Community Bank Deferred Compensation Plan, effective as of October 21, 2004

31.1	Certification by Jimmy C. Tallent, President and Chief Executive Officer of United Community Banks, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Rex S. Schuette, Executive Vice President and Chief Financial Officer of United Community Banks, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: November 9, 2004