Form 10-K
period 2004-12-31
UNITED COMMUNITY BANKS INC
filed 2005-03-01
CIK 857855

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

Commission File Number 0-21656

UNITED COMMUNITY BANKS, INC.

(Exact name of registrant as specified in its charter)

Georgia	58-180-7304

(State or other jurisdiction	(I.R.S. Employer
of incorporation)	Identification No.)

63 Highway 515
Blairsville, Georgia	30512

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (706) 781-2265

Securities registered pursuant to Section 12(b) of the Act: None

Name of exchange on which registered: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $1.00 par value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐

     Aggregate market value of the voting stock held by non-affiliates of the Registrant: $757,280,857 (based on shares held by non-affiliates at $25.18 per share, the closing stock price on the Nasdaq stock market on June 30, 2004).

     As of January 31, 2005, 38,551,078 shares of common stock were issued and outstanding, including 372,000 shares deemed outstanding pursuant to prime plus 1/4% convertible subordinated payable-in-kind debentures due December 31, 2006 and presently exercisable options to acquire 1,259,289 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2005 are incorporated herein into Part III by reference.

PART I

ITEM 1. BUSINESS.

United and the Banks

     United Community Banks, Inc. (“United”), a bank holding company registered under the Bank Holding Company Act of 1956, was incorporated under the laws of Georgia in 1987 and commenced operations in 1988 by acquiring 100% of the outstanding shares of Union County Bank, Blairsville, Georgia, now known as United Community Bank (“UCB-Georgia”). Substantially all of United’s activities are currently conducted by its wholly-owned state chartered bank subsidiaries: UCB-Georgia, United Community Bank, Brevard, North Carolina (“UCB-North Carolina”), which United acquired in 1990; and United Community Bank Tennessee, Lenoir City, Tennessee (“UCB-Tennessee”), which United acquired in 2003. UCB-Georgia, UCB-North Carolina and UCB-Tennessee are collectively referred to in this report as the “Banks.”

     As a result of its recent acquisition of Liberty National Bancshares, Inc., United also had a separate national bank subsidiary, Liberty National Bank. This bank was merged with and into UCB-Georgia effective February 4, 2005.

     Since the early 1990’s, United has actively expanded its market coverage through organic growth and through a series of selective acquisitions, primarily of banks whose management share United’s community banking and customer service philosophies. Although those acquisitions have contributed approximately one-third of United’s growth since 1994, their contribution has primarily been to provide United access to new markets that have attractive growth potential. Organic growth in assets, which includes growth at acquired offices and growth at de novo locations and selective acquisitions, will continue to be the focus of United’s balanced growth strategy to extend United’s reach into new and existing markets.

     The Banks are community-oriented, offering a full range of retail and corporate banking services, including checking, savings, and time deposit accounts, secured and unsecured loans, wire transfers, brokerage services, and other financial services. As of December 31, 2004, the Banks operated through 83 locations. To emphasize the commitment to community banking, United’s bank subsidiaries operate with decentralized management that is currently organized as 23 community banks (“Community Banks”) with local bank presidents (referred to herein as the “Presidents”) and management who have significant experience in and ties to their community and have the authority, alone or with other local officers, to make most credit decisions.

     In 2004, United completed acquisitions of Fairbanco Holding Company, Inc., a Georgia bank holding company, Eagle National Bank, a national banking association, and Liberty National Bancshares, Inc., a Georgia bank holding company. These acquisitions added $438 million in assets and $415 million in deposits. In addition, United opened five de novo locations in late 2003 and early 2004.

Non-Bank Activities

     United Community Mortgage Services (“UCMS”), formerly known as The Mortgage People Company, a subsidiary of UCB-Georgia, is a full-service retail mortgage lending division approved as a seller/servicer for Federal National Mortgage Association and Federal Home Mortgage Corporation and provides fixed and adjustable-rate home mortgages. During 2004, UCMS originated $275 million of residential mortgage loans for the purchase of homes and to refinance existing mortgage debt, of which substantially all were sold into the secondary market with no recourse to UCMS.

     Acquired in 2000, Brintech, Inc. (“Brintech”) is a consulting firm for the financial services industry. Brintech provides consulting, advisory, and implementation services in the areas of strategic planning, profitability improvement, technology, efficiency, security, risk management, network, Internet banking, web site development, marketing, core processing, and telecommunications.

     United owns an insurance agency, United Community Insurance Services, Inc. (“UCIS”), known as United Community Advisory Services, that is a subsidiary of UCB-Georgia.

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

Forward-Looking Statements

     This Form 10-K contains forward-looking statements regarding United Community Banks, Inc., including, without limitation, statements relating to United’s expectations with respect to revenue, credit losses, levels of nonperforming assets, expenses, earnings and other measures of financial performance. Words such as “may”, “could”, “would”, “should”, “believes”, “expects”, “anticipates”, “estimates”, “intends”, “plans”, “targets” or similar expressions are intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and involve certain risks and uncertainties that are subject to change based on various factors (many of which are beyond United’s control). The following factors, among others, could cause United’s financial performance to differ materially from the expectations expressed in such forward-looking statements:

•	our recent operating results may not be indicative of future operating results;

•	our corporate culture has contributed to our success and, if we cannot maintain this culture as we grow, we could lose the productivity fostered by our culture, which could harm our business;

•	our business is subject to the success of the local economies in which we operate;

•	we may face risks with respect to future expansion and acquisitions or mergers;

•	changes in prevailing interest rates may negatively affect our net income and the value of our assets;

•	our concentration of construction and land development loans is subject to unique risks that could adversely affect our earnings;

•	if our allowance for loan losses is not sufficient to cover actual loan losses, our earnings would decrease;

•	competition from financial institutions and other financial service providers may adversely affect our profitability;

•	business increases, productivity gains and other investments are lower than expected or do not occur as quickly as anticipated;

•	competitive pressures among financial services companies increase significantly;

•	the strength of the United States economy in general and/or the strength of the local economies of the states in which United conducts operations changes;

•	trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, change;

•	inflation or market conditions fluctuate;

•	conditions in the stock market, the public debt market and other capital markets deteriorate;

•	financial services laws and regulations change;

•	technology changes and United fails to adapt to those changes;

•	consumer spending and saving habits change;

•	unanticipated regulatory or judicial proceedings occur; and

•	United is unsuccessful at managing the risks involved in the foregoing.

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

Competition

     The market for banking and bank-related services is highly competitive. The Banks actively compete in their respective market areas, which include north Georgia, metro Atlanta, coastal Georgia, western North Carolina and east Tennessee, with other providers of deposit and credit services. These competitors include other commercial banks, savings banks, savings and loan associations, credit unions, mortgage companies, and brokerage firms. The following table displays the respective percentage of total bank and thrift deposits in each county where the Banks have operations. The table also indicates the ranking by deposit size in each county. All information in the table was obtained from the Federal Deposit Insurance Corporation Summary of Deposits as of June 30, 2004.

United Community Banks, Inc.
Share of Local Deposit Markets by County
Banks and Savings Institutions

	Market	Rank in		Market	Rank in
	Share	Market		Share	Market
UCB-Georgia			UCB-North Carolina
Metro Atlanta			Avery	13%	4
Bartow	6%	7	Cherokee	42	1
Carroll	3	11	Clay	69	1
Cherokee	1	15	Graham	72	1
Cobb	2	15	Haywood	10	5
Coweta	1	9	Henderson	2	13
Dawson	35	2	Jackson	18	2
Douglas	1	12	Macon	6	5
Fayette	1	11	Mitchell	18	3
Forsyth	1	12	Swain	19	2
Fulton	1	18	Transylvania	24	2
Henry	4	6	Yancey	2	5
Newton	2	5
Paulding	2	8
Rockdale	17	2

North Georgia			UCB-Tennessee
Chattooga	32	2	Blount	3	10
Fannin	59	1	Knox	1	12
Floyd	10	6	Loudon	17	3
Gilmer	16	2	McMinn	1	11
Habersham	12	4	Monroe	1	10
Hall	1	10	Roane	8	5
Lumpkin	21	3
Rabun	16	3
Towns	33	2
Union	85	1
White	40	2

Coastal Georgia
Chatham	1	13
Glynn	16	3
Ware	8	6

Loans

     The Banks make both secured and unsecured loans to individuals, firms, and corporations. Secured loans include first and second real estate mortgage loans. The Banks also make direct installment loans to consumers on both a secured and unsecured basis. At December 31, 2004, commercial (commercial and industrial), commercial (secured by real estate), construction (secured by real estate), residential mortgage and installment loans represented approximately 6%, 26%, 35%, 29% and 4%, respectively, of United’s total loan portfolio.

     Specific risk elements associated with each of the Banks’ lending categories include, but are not limited to:

Loan Type	Risk Elements
Commercial (commercial and industrial)	Industry concentrations; inability to monitor the condition of collateral (inventory, accounts receivable and vehicles); lack of borrower management expertise, increased competition; use of specialized or obsolete equipment as collateral; insufficient cash flow from operations to service debt payment.

Commercial (secured by real estate)	Declines in general economic conditions and occupancy rates; business failure and lack of a suitable alternative use for property; environmental contamination.

Construction (secured by real estate)	Inadequate long-term financing arrangements; cost overruns, changes in market demand for property.

Residential mortgage	Changes in local economy affecting borrower’s employment; insufficient collateral value due to decline in property value.

Installment	Loss of borrower’s employment; changes in local economy; the inability to monitor collateral (vehicles and boats).

Lending Policy

     The Banks make loans primarily to persons or businesses that reside, work, own property, or operate in their primary market areas. Unsecured loans are generally made only to persons who qualify for such credit based on net worth and liquidity. Secured loans are made to persons who are well established and have net worth, collateral, and cash flow to support the loan. Exceptions to the Banks’ policies are permitted on a case-by-case basis and require the approving officer to document in writing the reason for the exception. Policy exceptions made for borrowers whose total aggregate loans exceed the approving officer’s credit limit must be approved through the credit approval process. Policy exceptions made for borrowers whose aggregate loans exceed $5 million must be approved by the Banks’ Boards of Directors for ratification.

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

Loan Review and Non-performing Assets

     The Loan Review Department of United reviews, or engages an independent third party to review, the Banks’ loan portfolios on an ongoing basis to identify any weaknesses in the portfolio and to assess the general quality of credit underwriting. The results of such reviews are presented to the Presidents of each of the Community Banks, the Chief Credit Officer of United, and the Boards of Directors of each of the Community Banks. If an individual loan or credit relationship has a weakness identified during the review process, the risk rating of the loan, or all loans comprising that credit relationship, will be downgraded to a classification that most closely matches the current risk level. The review process also provides for the upgrade of loans that show improvement since the last review. Since each loan in a credit relationship may have a different credit structure, collateral, and other secondary source of repayment, different loans in a relationship can be assigned different risk ratings. Under United’s 10-tier loan grading system, grades 1 through 6 are considered “pass” (acceptable) credit risk, grade 7 is a “watch” rating, and grades 8 through 10 are “adversely classified” credits that require management’s attention. Both the pass and adversely classified ratings, and the entire 10-grade rating scale, provide for a higher numeric rating for increased risk. For example, a risk rating of 1 is the least risky of all credits and would be typical of a loan that is 100% secured by a deposit at one of the Banks. Risk ratings of 2 through 6 in the pass category each have incrementally more risk. The four watch list credit ratings and rating definitions are:

7 (Watch)	Weaknesses exist that could cause future impairment, including the deterioration of financial ratios, past-due status and questionable management capabilities. Collateral values generally afford adequate coverage, but may not be immediately marketable.

8 (Substandard)	Specific and well-defined weaknesses that may include poor liquidity and deterioration of financial ratios. Loan may be past-due and related deposit accounts experiencing overdrafts. Immediate corrective action is necessary.

9 (Doubtful)	Specific weaknesses characterized by Substandard that are severe enough to make collection in full unlikely. No reliable secondary source of full repayment.

10 (Loss)	Same characteristics as Doubtful, however, probability of loss is certain. Loans classified as such are generally charged-off.

     In addition, Credit Administration and Accounting jointly prepare a quarterly analysis to determine the adequacy of the Allowance for Loan Losses (“ALL”) for each of the Banks. The aggregation of these ALL analyses provides the consolidated analysis for United. The ALL analysis starts by taking total loans and deducting loans secured by deposit accounts at the Banks, which effectively have no risk of loss. Next, all loans with an adversely classified rating are deducted, including loans considered impaired. The remaining loan balance is then multiplied by loss factors that were derived from the average historical loss rate for the preceding two year period, adjusted to reflect current economic conditions, which provides a required minimum ALL for pass credits. The remaining total loans in each of the four watch list rating categories are then multiplied by the following loss factors: Watch (5%); Substandard (25%); Doubtful (50%); and Loss (100%). Loans that are considered impaired are evaluated separately and are assigned specific reserves as necessary.

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

Investment Policy

     The Banks’ investment portfolio policy is to maximize income within liquidity, asset quality and regulatory constraints. The policy is reviewed from time to time by United’s ALCO Committee and the Banks’ Boards of Directors. Individual transactions, portfolio composition, and performance are reviewed and approved periodically by the Banks’ Boards of Directors or a committee thereof. The Chief Financial Officer and Treasurer of United and the President of each of the Banks administer the policy and report information to the Boards of Directors on a quarterly basis concerning sales, purchases, maturities and calls, resultant gains or losses, average maturity, federal taxable equivalent yields, and appreciation or depreciation by investment categories.

Employees

     As of December 31, 2004, United and its subsidiaries had 1,475 full-time equivalent employees. Neither United nor any of the subsidiaries was a party to any collective bargaining agreement, and United believes that employee relations are good.

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

     Although the activities of bank holding companies have traditionally been limited to the business of banking and activities closely related or incidental to banking (as discussed above), the Gramm-Leach-Bliley Act (the “GLB Act”) relaxed the previous limitations thus permitting bank holding companies to engage in a broader range of financial activities. Specifically, bank holding companies may elect to become financial holding companies which may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. Among the activities that are deemed “financial in nature” include:

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

     UCB-Tennessee is a state chartered bank regulated by the TDFI and the FDIC. Under Tennessee law, dividends may not be declared out of undivided profits of a state bank without first obtaining the written permission of the TDFI unless:

(a)	the undivided profits account has been properly maintained with all applicable adjustments and transfers; and

(b)	the required reserve against deposits is not and will not be impaired

     The payment of dividends by United and the Banks may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. In addition, if, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending upon the financial condition of the bank, could include the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice. The FDIC has issued a policy statement providing that insured banks should generally only pay dividends out of current operating earnings. In addition to the formal statutes and regulations, regulatory authorities consider the adequacy of each of the Bank’s total capital in relation to its assets, deposits and other such items. Capital adequacy considerations could further limit the availability of dividends to the Banks. At December 31, 2004, net assets available from the Banks to pay dividends without prior approval from regulatory authorities totaled approximately $27 million. For 2004, United’s declared cash dividend payout to common stockholders (Based on operating earnings which excludes merger-related charges. See page 19 for a discussion of merger-related charges and use of non-GAAP earnings measures.) was 18.3% of basic earnings per common share.

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

     Capital Adequacy. The Federal Reserve and the FDIC have implemented substantially identical risk-based rules for assessing bank and bank holding company capital adequacy. These regulations establish minimum capital standards in relation to assets and off-balance sheet exposures as adjusted for credit risk. Banks and bank holding companies are required to have (1) a minimum level of total capital (as defined) to risk-weighted assets of eight percent (8%); and (2) a minimum Tier I Capital (as defined) to risk-weighted assets of four percent (4%). In addition, the Federal Reserve and the FDIC have established a minimum three percent (3%) leverage ratio of Tier I Capital to quarterly average total assets for the most highly-rated banks and bank holding companies. “Tier I Capital” generally consists of common equity excluding unrecognized gains and losses on available for sale securities, plus minority interests in equity accounts of consolidated subsidiaries and certain perpetual preferred stock less certain intangibles. The Federal Reserve and the FDIC will require a bank holding company and a bank, respectively, to maintain a leverage ratio greater than three percent (3%) if either is experiencing or anticipating significant growth or is operating with less than well-diversified risks in the opinion of the Federal Reserve. The Federal Reserve and the FDIC use the leverage ratio in tandem with the risk-based ratio to assess the capital adequacy of banks and bank holding companies. The FDIC, the Office of the Comptroller of the Currency (the “OCC”) and the Federal Reserve consider interest rate risk in the overall determination of a bank’s capital ratio, requiring banks with greater interest rate risk to maintain adequate capital for the risk.

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

     The FDIC has adopted regulations implementing the prompt corrective action provisions of the 1991 Act, which place financial institutions in the following five categories based upon capitalization ratios: (1) a “well capitalized” institution has a total risk-based capital ratio of at least 10%, a Tier I risk-based ratio of at least 6% and a leverage ratio of at least 5%; (2) an “adequately capitalized” institution has a total risk-based capital ratio of at least 8%, a Tier I risk-based ratio of at least 4% and a leverage ratio of at least 4%; (3) an “undercapitalized” institution has a total risk-based capital ratio of under 8%, a Tier I risk-based ratio of under 4% or a leverage ratio of under 4%; (4) a “significantly undercapitalized” institution has a total risk-based capital ratio of under 6%, a Tier I risk-based ratio of under 3% or a leverage ratio of under 3%; and (5) a “critically undercapitalized” institution has a leverage ratio of 2% or less. Institutions in any of the three undercapitalized categories would be prohibited from declaring dividends or making capital distributions. The FDIC regulations also establish procedures for “downgrading” an institution to a lower capital category based on supervisory factors other than capital. As of December 31, 2004 and 2003, the most recent notifications from the FDIC categorized each of the Banks as “well capitalized” under current regulations.

     Loans. Inter-agency guidelines adopted by federal bank regulators mandate that financial institutions establish real estate lending policies with maximum allowable real estate loan-to-value limits, subject to an allowable amount of non-conforming loans as a percentage of capital. The Banks adopted the federal guidelines as their maximum allowable limits in 2001; however, policy exceptions are permitted for real estate loan customers with justification.

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

     Financial Privacy. In accordance with the GLB Act, federal banking regulators adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. The privacy provisions of the GLB Act affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.

     Anti-Money Laundering Initiatives and the USA Patriot Act. A major focus of governmental policy on financial institutions in recent years has been aimed at combating terrorist financing. This has generally been accomplished by amending existing anti-money laundering laws and regulations. The USA Patriot Act of 2001 (the “USA Patriot Act”) has imposed significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The United States Treasury Department has issued a number of implementing regulations which apply to various requirements of the USA Patriot Act to United and the Banks. These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. Failure of a financial institution to maintain and implement adequate programs to combat terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution.

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

     The executive officers of United, and their ages, positions with United, past five year employment history and terms of office as of January 31, 2005, are as follows:

Name (age)	Position with United	Officer of United Since
Jimmy C. Tallent (52)	President, Chief Executive Officer and Director of United	1988

Guy W. Freeman (68)	Executive Vice President of Banking and Director of United	1995

Rex S. Schuette (55)	Executive Vice President and Chief Financial Officer of United since February 2001; prior to joining United, he was Senior Vice President and Chief Accounting Officer of State Street Corporation	2001

Thomas C. Gilliland (57)	Executive Vice President, Secretary, General Counsel and Director of United	1992

Ray K. Williams (59)	Executive Vice President of Risk Management of United since March 2002; prior to joining United, he was a private investor from 1996 to 2002, before that he was Corporate Senior Credit Officer of Bank South Corporation	2002

Craig Metz (49)	Executive Vice President of Marketing of United since August 2002; prior to joining United, he was Executive Vice President of Consumer Marketing Services of Assurant Group - Fortis Company	2002

William M. Gilbert (52)	Senior Vice President of Retail Banking of United since June 2003; previously, he was President of United Community Bank - Summerville	2003

     None of the above officers are related and there are no arrangements or understandings between them and any other person pursuant to which any of them was elected as an officer, other than arrangements or understandings with directors or officers of United acting solely in their capacities as such.

ITEM 2. PROPERTIES.

     The executive offices of United are located at 63 Highway 515, Blairsville, Georgia. United owns this property. The Banks conduct business from facilities primarily owned by the respective banks, all of which are in a good state of repair and appropriately designed for use as banking facilities. The Banks provide services or perform operational functions at 97 locations, of which 75 locations are owned and 22 are leased. Note 7 to United’s Consolidated Financial Statements includes additional information regarding amounts invested in premises and equipment.

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

PART II

ITEM 5. MARKET FOR UNITED’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Stock. United’s common stock trades on The Nasdaq National Stock Market under the symbol “UCBI”. The closing price for the period ended December 31, 2004 was $26.93. Below is a schedule of high, low and closing stock prices and average daily volume for all quarters in 2004 and 2003.

Stock Price Information

(All prior period amounts have been restated to reflect the three-for-two stock split effective April 28, 2004.)

	2004				2003
				Avg Daily				Avg Daily
	High	Low	Close	Volume	High	Low	Close	Volume

First quarter	$24.62	$21.37	$23.73	26,364	$18.00	$14.67	$15.37	30,019
Second quarter	25.36	21.89	25.18	43,316	18.00	15.37	16.65	23,508
Third quarter	25.45	21.75	24.27	30,366	20.02	16.34	18.47	36,213
Fourth quarter	29.60	23.17	26.93	34,920	23.93	18.51	21.91	31,821

     At January 31, 2005, there were approximately 11,000 shareholders of record.

     Stock Split. On April 28, 2004, United effected a three-for-two stock split in the form of a stock dividend for shareholders of record April 14, 2004. All financial statements and per share amounts included in this Form 10-K have been restated to reflect the change in the number of shares outstanding as of the beginning of the earliest period presented.

     Dividends. United declared cash dividends of $.24, $.20 and $.17 per common share in 2004, 2003 and 2002, respectively. Federal and state laws and regulations impose restrictions on the ability of United and the Banks to pay dividends. Additional information regarding this item is included in Note 15 to the Consolidated Financial Statements and under the heading of “Supervision and Regulation” in Part I of this report.

ITEM 6. SELECTED FINANCIAL DATA

UNITED COMMUNITY BANKS, INC.
Selected Financial Information
For the Years Ended December 31,

(in thousands, except per share data;							5 Year
taxable equivalent)	2004	2003	2002	2001	2000	1999	CAGR (4)

INCOME SUMMARY
Interest revenue	$239,386	$209,338	$195,932	$210,036	$213,115	$171,211
Interest expense	74,794	70,600	76,357	100,874	116,591	90,242

Net interest revenue	164,592	138,738	119,575	109,162	96,524	80,969	15%
Provision for loan losses	7,600	6,300	6,900	6,000	7,264	5,966
Fee revenue	39,539	38,184	30,734	25,267	18,867	15,693	20

Total revenue	196,531	170,622	143,409	128,429	108,127	90,696	17
Operating expenses (1)	122,568	107,900	91,124	83,906	74,043	63,505	14

Income before taxes	73,963	62,722	52,285	44,523	34,084	27,191	22
Income taxes	26,807	23,247	19,505	16,208	12,337	9,938

Net operating income	47,156	39,475	32,780	28,315	21,747	17,253	22
Merger-related charges, net of tax	565	1,357	—	1,084	7,230	1,155

Net income	$46,591	$38,118	$32,780	$27,231	$14,517	$16,098	24

OPERATING PERFORMANCE (1)
Earnings per common share:
Basic	$1.31	$1.15	$1.02	$.89	$.70	$.57	18
Diluted	1.27	1.12	.99	.87	.69	.56	18
Return on tangible equity (2)(3)	19.74%	19.24%	17.88%	18.19%	16.74%	16.37%
Return on assets	1.07	1.06	1.11	1.10	.89	.81
Efficiency ratio	60.05	60.89	60.66	62.52	64.15	66.07
Dividend payout ratio	18.32	17.39	16.34	14.98	14.29	11.70

GAAP PERFORMANCE
Per common share:
Basic earnings	$1.29	$1.11	$1.02	$.86	$.47	$.53	19
Diluted earnings	1.25	1.08	.99	.84	.46	.52	19
Cash dividends declared (rounded)	.24	.20	.17	.13	.10	.07	29
Book value	10.39	8.47	6.89	5.98	4.93	3.94	21
Tangible book value (3)	7.34	6.52	6.49	5.40	4.49	3.93	13

Key performance ratios:
Return on equity (2)	14.39%	14.79%	16.54%	16.08%	10.04%	13.46%
Return on assets	1.05	1.02	1.11	1.05	.59	.75
Net interest margin	4.00	3.99	4.33	4.51	4.16	4.07
Dividend payout ratio	18.60	18.02	16.34	15.50	21.28	12.58
Equity to assets	7.45	7.21	7.01	6.81	5.58	5.47
Tangible equity to assets (3)	5.78	6.02	6.60	6.18	5.49	5.19

ASSET QUALITY
Allowance for loan losses	$47,196	$38,655	$30,914	$27,124	$24,698	$20,043
Non-performing assets	8,725	7,589	8,019	9,670	6,716	3,652
Net charge-offs	3,617	4,097	3,111	4,578	2,976	2,147
Allowance for loan losses to loans	1.26%	1.28%	1.30%	1.35%	1.38%	1.28%
Non-performing assets to total assets	.17	.19	.25	.35	.27	.15
Net charge-offs to average loans	.11	.15	.14	.25	.18	.15

AVERAGE BALANCES
Loans	$3,322,916	$2,753,451	$2,239,875	$1,854,968	$1,683,403	$1,391,858	19
Investment securities	734,577	667,211	464,468	489,332	586,222	555,832	6
Earning assets	4,119,327	3,476,030	2,761,265	2,419,080	2,319,389	1,987,825	16
Total assets	4,416,835	3,721,284	2,959,295	2,585,290	2,453,250	2,139,594	16
Deposits	3,247,612	2,743,087	2,311,717	2,010,105	1,941,496	1,659,534	14
Stockholders’ equity	329,225	268,446	207,312	176,144	136,810	117,064	23
Common shares outstanding:
Basic	36,071	34,132	32,062	31,691	30,900	30,237
Diluted	37,273	35,252	33,241	32,624	31,791	31,263

AT PERIOD END
Loans	$3,734,905	$3,015,997	$2,381,798	$2,007,990	$1,792,055	$1,564,148	19
Investment securities	879,978	659,891	559,390	470,176	508,266	589,697	8
Earning assets	4,738,389	3,796,332	3,029,409	2,554,530	2,352,475	2,195,712	17
Total assets	5,087,702	4,068,834	3,211,344	2,749,257	2,528,879	2,384,678	16
Deposits	3,680,516	2,857,449	2,385,239	2,116,499	1,995,865	1,869,379	15
Stockholders’ equity	397,088	299,373	221,579	194,665	158,388	119,312	27
Common shares outstanding	38,168	35,289	31,895	32,266	31,542	30,284

(1)	Excludes pre-tax merger-related and restructuring charges totaling $.9 million, or $.02 per diluted common share, recorded in 2004; $2.1 million, or $.04 per diluted common share, recorded in 2003; $1.6 million, or $.03 per diluted common share recorded in 2001; $10.6 million, or $.23 per diluted common share, recorded in 2000; and $1.8 million, or $.04 per diluted common share, recorded in 1999.

(2)	Net income available to common stockholders, which excludes preferred stock dividends, divided by average realized common equity which excludes accumulated other comprehensive income.

(3)	Excludes effect of acquisition related intangibles and associated amortization.

(4)	Compound annual growth rate.

UNITED COMMUNITY BANKS, INC.
Selected Financial Information (continued)

	2004				2003
(in thousands, except per share	Fourth	Third	Second	First	Fourth	Third	Second	First
data; taxable equivalent)	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

INCOME SUMMARY
Interest revenue	$66,761	$61,358	$56,680	$54,587	$53,943	$53,731	$53,261	$48,403
Interest expense	21,448	19,142	17,432	16,772	17,098	17,446	18,467	17,589

Net interest revenue	45,313	42,216	39,248	37,815	36,845	36,285	34,794	30,814
Provision for loan losses	2,000	2,000	1,800	1,800	1,800	1,500	1,500	1,500
Fee revenue	10,757	9,857	9,647	9,278	9,090	10,401	10,316	8,377

Total revenue	54,070	50,073	47,095	45,293	44,135	45,186	43,610	37,691
Operating expenses (1)	33,733	31,296	29,363	28,176	27,572	28,712	27,699	23,917

Income before taxes	20,337	18,777	17,732	17,117	16,563	16,474	15,911	13,774
Income taxes	7,427	6,822	6,379	6,179	5,959	6,110	6,014	5,164

Net operating income	12,910	11,955	11,353	10,938	10,604	10,364	9,897	8,610
Merger-related charges, net of tax	261	—	304	—	383	—	428	546

Net income	$12,649	$11,955	$11,049	$10,938	$10,221	$10,364	$9,469	$8,064

OPERATING PERFORMANCE(1)
Earnings per common share:
Basic	$.35	$.33	$.32	$.31	$.30	$.29	$.29	$.27
Diluted	.34	.32	.31	.30	.29	.29	.28	.26
Return on tangible equity (2)(3)(4)	19.96%	19.41%	19.70%	19.87%	19.72%	19.94%	19.54%	17.79%
Return on assets (4)	1.07	1.05	1.07	1.08	1.06	1.06	1.06	1.07
Efficiency ratio	60.20	60.11	60.05	59.83	59.81	61.34	61.40	61.03
Dividend payout ratio	17.14	18.18	18.75	19.35	16.67	17.24	17.24	18.52

GAAP PERFORMANCE
Per common share:
Basic earnings	$.34	$.33	$.31	$.31	$.29	$.29	$.28	$.25
Diluted earnings	.33	.32	.30	.30	.28	.29	.27	.25
Cash dividends declared	.06	.06	.06	.06	.05	.05	.05	.05
Book value	10.39	9.58	9.10	8.80	8.47	8.20	8.15	7.39
Tangible book value (3)	7.34	7.28	6.77	6.86	6.52	6.44	6.37	6.40

Key performance ratios:
Return on equity (2)(4)	14.15%	14.20%	14.40%	14.87%	14.19%	14.90%	14.76%	15.50%
Return on assets (4)	1.05	1.05	1.04	1.08	1.02	1.06	1.01	1.00
Net interest margin (4)	4.05	3.99	3.95	3.99	3.96	3.97	3.99	4.05
Dividend payout ratio	17.65	18.18	19.35	19.35	17.24	17.24	17.86	20.00
Equity to assets	7.54	7.50	7.30	7.46	7.41	7.35	7.19	6.84
Tangible equity to assets (3)	5.75	5.76	5.74	5.88	5.82	5.85	6.03	6.47

ASSET QUALITY
Allowance for loan losses	$47,196	$43,548	$42,558	$39,820	$38,655	$37,773	$37,353	$33,022
Non-performing assets	8,725	10,527	8,812	7,251	7,589	7,998	8,232	7,745
Net charge-offs	1,183	1,010	789	635	918	1,080	1,069	1,030
Allowance for loan losses to loans	1.26%	1.27%	1.27%	1.27%	1.28%	1.29%	1.31%	1.30%
Non-performing assets to total assets	.17	.23	.19	.18	.19	.20	.21	.22
Net charge-offs to average loans (4)	.13	.12	.10	.08	.12	.15	.16	.17

AVERAGE BALANCES
Loans	$3,572,824	$3,384,281	$3,235,262	$3,095,875	$2,959,626	$2,881,375	$2,742,952	$2,422,542
Investment securities	805,766	762,994	715,586	652,867	699,059	664,523	689,384	614,981
Earning assets	4,456,403	4,215,472	3,991,797	3,808,877	3,695,197	3,629,819	3,497,851	3,072,719
Total assets	4,781,018	4,521,842	4,274,442	4,084,883	3,961,384	3,888,141	3,756,689	3,269,481
Deposits	3,500,842	3,351,188	3,178,776	2,955,726	2,843,600	2,826,900	2,829,986	2,466,801
Stockholders’ equity	360,668	338,913	311,942	304,926	293,464	285,790	269,972	223,599
Common shares outstanding:
Basic	37,056	36,254	35,633	35,319	35,260	35,112	34,280	31,827
Diluted	38,329	37,432	36,827	36,482	36,391	36,185	35,387	32,936

AT PERIOD END
Loans	$3,734,905	$3,438,417	$3,338,309	$3,147,303	$3,015,997	$2,918,412	$2,861,481	$2,546,001
Investment securities	879,978	726,734	739,667	617,787	659,891	634,421	660,625	658,546
Earning assets	4,738,389	4,280,643	4,172,049	3,851,968	3,796,332	3,676,018	3,642,545	3,304,232
Total assets	5,087,702	4,592,655	4,525,446	4,118,188	4,068,834	3,942,139	3,905,929	3,579,004
Deposits	3,680,516	3,341,525	3,339,848	3,074,193	2,857,449	2,790,331	2,870,926	2,723,574
Stockholders’ equity	397,088	347,795	330,458	311,247	299,373	289,713	285,500	245,699
Common shares outstanding	38,168	36,255	36,246	35,331	35,289	35,232	34,967	33,055

(1)	Excludes pre-tax merger-related charges totaling $406,000 or $.01 per diluted common share and $464,000 or $.01 per diluted common share in the fourth and second quarters of 2004, and $580,000 or $.01 per diluted common share, $668,000 or $.01 per diluted common share and $840.000 or $.01 per diluted common share recorded in the fourth, second and the first quarters, respectively, of 2003.

(2)	Net income available to common stockholders, which excludes preferred stock dividends, divided by average realized common equity which excludes accumulated other comprehensive income.

(3)	Excludes effect of acquisition related intangibles and associated amortization.

(4)	Annualized.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     The following discussion is intended to provide insight into the financial condition and results of operations of United and its subsidiaries and should be read in conjunction with the consolidated financial statements and accompanying notes.

     Net operating income, excluding merger-related charges, was $47.2 million in 2004, an increase of 19% from the $39.5 million earned in 2003. Diluted operating earnings per common share were $1.27 for 2004, compared with $1.12 for 2003, an increase of 13%. Operating return on tangible equity for 2004 was 19.74%, compared with 19.24% for 2003. Operating return on assets for 2004 was 1.07% as compared to 1.06% in 2003.

     Earnings for 2004 were influenced by strong loan growth, the continuation of historically low interest rates and acquisitions. Growth in the loan portfolio drove the $25.9 million, or 19% increase, in net interest revenue with the net interest margin remaining relatively flat during the year. During 2003, the decline in net interest margin associated with low rates stabilized and the margin remained close to 4.00% through 2004. Despite a slow national economy, United’s markets remained strong allowing United to enjoy strong business growth. Loan growth during 2004 occurred across all of United’s markets with the majority of the growth occurring in the commercial and construction categories.

     Early in the first quarter of 2004, United initiated a program to increase core deposits by engaging its many satisfied customers in the process. The program, called “Refer a Friend”, was specifically designed to allow United to fund a larger percentage of its loan growth through retail core deposits rather than wholesale borrowings. This program, along with other similar initiatives was successful in generating approximately 36,000 new accounts in 2004.

     Credit quality remained strong with most credit quality indicators improving over 2003. Nonperforming assets, which includes nonaccrual loans, loans past due more than 90 days and foreclosed real estate, were up only $1.1 million from 2003, despite an increase in loans of $718.9 million. As a result, nonperforming assets at December 31, 2004 represented .17% of total assets compared with .19% at the end of 2003. Net charge offs as a percentage of average loans were .11% compared with .15% for 2003. Management believes that United’s outstanding credit quality is the result of a combination of factors, most important of which are its community banking business model that includes community banks managed by local presidents and management who know their markets and their customers and that over 90% of its loans are secured by real estate located within United’s geographic footprint.

     Fee revenue in 2004 increased $1.4 million or 4% from 2003, driven primarily by higher consulting fees, an increase in service charges and fees on deposit accounts and by acquisitions. United experienced solid fee revenue growth in spite of a sharp decline in mortgage fees which fell $4.2 million, or 40%, to $6.3 million from the record high level in 2003. The low interest rate environment of 2003 had a very positive impact on the mortgage lending business, resulting in mortgage loan and related fees of $10.5 million. Refinancing activity peaked in the second and third quarters of 2003 as long term interest rates dropped to their lowest levels in decades. In the fourth quarter of 2003, refinancing activity returned to more normal levels and remained relatively stable through 2004. Service charges and fees continued to rise due to an increase in the number of deposit accounts and transaction volume associated with initiatives to raise core deposits and acquisitions. In both 2004 and 2003, United incurred losses from the prepayment of Federal Home Loan Bank (“FHLB”) advances that were offset by gains from the sale of securities. The prepayment of the FHLB advances and the securities sales were both part of a balance sheet management strategy to improve United’s interest rate risk profile and improve net interest revenue in subsequent periods. Additionally, in the fourth quarter of 2004, United recognized a $450 thousand impairment charge on an FHLMC preferred stock investment where the loss in market value was considered to be other than temporary.

     Operating expenses, excluding merger-related charges, were up $14.7 million or 14% from 2003 reflecting the additional operating expenses of the five banks and three branches acquired over the last 24 months and five de novo locations opened in late 2003 and early 2004. Aside from the acquisitions and de novo locations, headcount at the end of 2004 was held to an increase of 45 staff from December 31, 2003 with that increase supporting core business growth.

     On April 28, 2004, United effected a three-for-two stock split in the form of a stock dividend for shareholders of record on April 14, 2004. All financial statements and per share amounts included in this Form 10-K for periods prior to April 28, 2004 have been restated to reflect the change in the number of shares outstanding as of the beginning of the earliest period presented.

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

     Estimates or judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon future events. Carrying assets and liabilities at fair value results in more financial statement volatility. The fair values and the information used to record the valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available. When third-party information is not available, valuation adjustments are estimated in good faith by management primarily through the use of internal cash flow modeling techniques.

     The most significant accounting policies for United are presented in Note 1 to the consolidated financial statements. These policies, along with the disclosures presented in the other financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Management views critical accounting policies to be those that are highly dependent on subjective or complex judgments, estimates and assumptions, and where changes in those estimates and assumptions could have a significant impact on the financial statements. Management currently views the determination of the allowance for loan losses to be the only critical accounting policy.

     The allowance for loan losses represents management’s estimate of probable credit losses inherent in the loan portfolio. Estimating the amount of the allowance for loan losses requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on non-impaired loans based on historical loss experience, and consideration of current economic trends and conditions, all of which are susceptible to significant change. The loan portfolio also represents the largest asset type on the consolidated balance sheet. Loan losses are charged against the allowance, while recoveries of amounts previously charged off are credited to the allowance. A provision for loan losses is charged to operations based on management’s periodic evaluation of the factors previously mentioned, as well as other pertinent factors.

     The allowance for loan losses consists of an allocated component and an unallocated component. The components of the allowance for loan losses represent an estimation done pursuant to either Statement of Financial Accounting Standards (SFAS) No. 5, Accounting for Contingencies, or SFAS 114, Accounting by Creditors for Impairment of a Loan. The allocated component of the allowance for loan losses reflects expected losses resulting from analyses developed through specific credit allocations for individual loans and historical loss experience for each loan category. The specific credit allocations are based on regular analyses of all loans over $500,000 where the internal credit rating is at or below a grade seven and on the “Watch List”. These analyses involve a high degree of judgment in estimating the amount of loss associated with specific loans, including estimating the amount and timing of future cash flows and collateral values. The historical loss element is determined using the average of actual losses incurred over the prior two years for each type of loan. The historical loss experience is adjusted for known changes in economic conditions and credit quality trends such as changes in the amount of past due and nonperforming loans. The resulting loss allocation factors are applied to the balance of each type of loan after removing the balance of impaired loans from each category. The loss allocation factors are updated quarterly. The allocated component of the allowance for loan losses also includes consideration of concentrations of credit and changes in portfolio mix.

     The unallocated portion of the allowance reflects management’s estimate of probable inherent but undetected losses within the portfolio due to uncertainties in economic conditions, delays in obtaining information, including unfavorable information about a borrower’s financial condition, the difficulty in identifying triggering events that correlate to subsequent loss rates, and risk factors that have not yet manifested themselves in loss allocation factors. In addition, the unallocated allowance includes a component that accounts for the inherent imprecision in loan loss estimation based on historical loss experience. United has grown through acquisitions, expanded the geographic footprint in which it operates, and changed its portfolio mix in recent years. As a result, historical loss experience data used to establish allocation estimates may not precisely correlate to the current portfolio. Also, loss data representing a complete economic cycle is not available for all sectors. Uncertainty surrounding the strength and timing of economic cycles also affects estimates of loss. The historical losses used in developing loss allocation factors may not be representative of actual unrealized losses inherent in the portfolio.

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

Mergers and Acquisitions

     As part of its balanced growth strategy, United selectively engages in evaluation of strategic partnerships. Mergers and acquisitions present opportunities to enter new markets with an established presence and a capable management team already in place. United employs certain criteria to ensure that the merger or acquisition candidate meets strategic growth and earnings objectives that will build future franchise value for shareholders. Generally, these criteria include ensuring that management of a potential partner shares United’s community banking philosophy of premium service quality and operates in attractive, high-growth markets with excellent opportunities for further organic growth. Over the last two years, United completed five bank mergers and three branch acquisitions as part of this strategy. United will continue to evaluate opportunistic transactions as they are presented.

     On March 31, 2003, United completed the acquisition of First Central Bancshares, Inc. (“First Central”), a bank holding company headquartered in Lenoir City, Tennessee, and its wholly-owned Tennessee bank subsidiary, First Central Bank. On March 31, 2003, First Central Bank had assets of $195 million, including purchase accounting related intangibles. United exchanged 1,231,740 shares of its common stock valued at $20.6 million and approximately $9 million in cash for all of the outstanding shares. First Central Bank’s name was subsequently changed to United Community Bank Tennessee.

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

     On June 1, 2004, United completed the acquisition of Fairbanco Holding Company, Inc. (“Fairbanco”), a bank holding company headquartered in Fairburn, Georgia, and its wholly-owned Georgia subsidiary, 1st Community Bank. On June 1, 2004, 1st Community Bank had assets of $210 million, including purchase accounting related intangibles. United exchanged 914,627 shares of its common stock valued at $20.9 million and approximately $2.7 million in cash for all of the outstanding shares. 1st Community Bank was merged into UCB-Georgia and operates as a separate community bank.

     On November 1, 2004, United completed the acquisition of Eagle National Bank. (“Eagle”), a bank headquartered in Stockbridge, Georgia. On November 1, 2004, Eagle had assets of $78 million, including purchase accounting related intangibles. United exchanged 414,462 shares of its common stock valued at $9.5 million and approximately $2.4 million in cash for all of the outstanding shares. Eagle was merged into UCB-Georgia and operates as a separate community bank.

     On December 1, 2004, United completed the acquisition of Liberty National Bancshares, Inc. (“Liberty”), a bank holding company headquartered in Conyers, Georgia, and its wholly-owned subsidiary, Liberty National Bank. On December 1, 2004, Liberty had assets of $212 million, including purchase accounting related intangibles. United exchanged 1,372,658 shares of its common stock valued at $32.5 million and approximately $3.0 million in cash for all of the outstanding shares. Liberty National Bank operated as a separately chartered national bank until February 4, 2005 when it was merged into UCB-Georgia and now operates as a separate community bank.

Merger-Related and Restructuring Charges

     The presentation of operating earnings includes financial results determined by methods other than in accordance with generally accepted accounting principles, or GAAP. Net operating income excludes pre-tax merger-related and restructuring charges of $.9 million, $2.1 million, $1.6 million, $10.6 million and $1.8 million for 2004, 2003, 2001, 2000 and 1999, respectively. These charges decreased net income by $565,000, $1.4 million, $1.1 million, $7.2 million and $1.2 million, and diluted earnings per share by $.02, $.04, $.03, $.23 and $.04, respectively, for 2004, 2003, 2001, 2000 and 1999. These charges are discussed further in Note 3 to the Consolidated Financial Statements.

     These charges are excluded because management believes that non-GAAP operating results provide a helpful measure for assessing United’s financial performance. Net operating income should not be viewed as a substitute for net income determined in accordance with GAAP, and is not necessarily comparable to non-GAAP performance measures that may be presented by other companies. The following is a reconciliation of net operating income to GAAP net income. There were no merger-related or restructuring charges in 2002.

Table 1 - Operating Earnings to GAAP Earnings Reconciliation

	2004	2003	2001	2000	1999
Net securities losses	$—	$—	$—	$2,694	$424
Provision for loan losses adjustment	—	—	—	367	—
Merger-related and restructuring charges included in expenses:
Salaries and employee benefits — severance and related costs	203	135	433	3,615	682
Occupancy — disposal of premises and equipment	—	—	306	1,739	—
Professional fees	407	885	173	887	522
Contract termination costs	119	566	255	1,173	—
Other merger-related expenses	141	502	450	147	218

Total merger-related charges	870	2,088	1,617	10,622	1,846
Income tax effect of above charges	305	731	533	3,392	691

After-tax effect of merger-related charges	$565	$1,357	$1,084	$7,230	$1,155

Net Income Reconciliation
Net operating income	$47,156	$39,475	$28,315	$21,747	$17,253
After-tax effect of merger-related charges	(565)	(1,357)	(1,084)	(7,230)	(1,155)

Net income (GAAP)	$46,591	$38,118	$27,231	$14,517	$16,098

Basic Earnings Per Share Reconciliation
Basic operating earnings per share	$1.31	$1.15	$.89	$.70	$.57
Per share effect of merger-related charges	(.02)	(.04)	(.03)	(.23)	(.04)

Basic earnings per share (GAAP)	$1.29	$1.11	$.86	$.47	$.53

Diluted Earnings Per Share Reconciliation
Diluted operating earnings per share	$1.27	$1.12	$.87	$.69	$.56
Per share effect of merger-related charges	(.02)	(.04)	(.03)	(.23)	(.04)

Diluted earnings per share (GAAP)	$1.25	$1.08	$.84	$.46	$.52

Results of Operations

     The remainder of this financial discussion focuses on operating earnings which exclude merger-related charges, except for the discussion of income taxes. For additional information on merger-related and restructuring charges, refer to the section on “Merger-Related and Restructuring Charges” immediately preceding this section and Note 3 to the Consolidated Financial Statements.

Net Interest Revenue (Taxable Equivalent)

     Net interest revenue (the difference between the interest earned on assets and the interest paid on deposits and other liabilities) is the single largest component of United’s revenue. United actively manages this revenue source to provide an optimal level of revenue while balancing interest rate risk, credit and liquidity risks. Net interest revenue totaled $164.6 million in 2004, an increase of $25.9 million, or 19% from the level recorded in 2003. Net interest revenue for 2003 increased $19.2 million, or 16% over the 2002 level.

     The main driver of the increase in net interest revenue was loan growth. Average loans increased $569.5 million, or 21% from last year. The average yield on loans decreased 30 basis points as the majority of the new loan growth was floating rate. Year-end loan balances grew $718.9 million from 2003 with $285.6 million of the increase resulting from the 2004 acquisitions of Fairbanco, Eagle and Liberty, leaving the core growth rate at approximately 14%. The increase in loans occurred across all of United’s markets with $405.8 million in the metro Atlanta market, of which $285.6 million came from the three acquisitions; $138.9 million in our north Georgia markets; $85.6 million in our western North Carolina markets; $37.4 million in our east Tennessee markets and $51.1 million in our coastal Georgia markets.

     Average interest-earning assets for the year increased $643.3 million, or 19% over 2003. The increase reflects the growth in loans, as well as an increase in the investment securities portfolio. The majority of the increase in interest-earning assets was funded by interest-bearing sources as the increase in average interest-bearing liabilities for the year was approximately $534.6 million over 2003.

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

     For 2004, 2003 and 2002, United’s net interest spread was 3.73%, 3.71% and 3.95%, respectively, while the net interest margin was 4.00%, 3.99% and 4.33%, respectively. Net interest margin remained relatively flat from 2003 as United was able to offset further declines in loan yields with lower rates on interest-bearing liabilities. Both the net interest margin and net interest spread improved in the third and fourth quarters of 2004 as United’s slightly asset-sensitive balance sheet benefited from the Federal Reserve’s action to raise short term rates beginning in June of 2004. Although, United’s balance sheet remained asset sensitive during 2004, primarily due to growth in floating rate loans, United reduced its asset sensitivity through receive-fixed swap contracts and by purchasing fixed rate investment securities funded by floating rate liabilities. At December 31, 2004, United had approximately $1.9 billion in loans indexed to the daily Prime Rate compared with $1.4 billion a year ago. Over the last nine quarters, net interest margin has remained stable near the 4.00% level.

     The average yield on interest-earning assets for 2004 was 5.81%, compared with 6.02% in 2003. The principal reason for this decrease was the average loan yield which was down 30 basis points, as well as the average yield on tax-exempt securities which was down 11 basis points. The shift toward floating rate loans contributed to the decline caused by the lower rate environment. The effect on net interest revenue was offset by managing the pricing and mix of deposits and borrowings.

     The average rate on interest-bearing liabilities for 2004 was 2.08%, compared with 2.31% in 2003. The decrease was primarily due to lower rates paid on interest-bearing demand deposits and savings accounts, lower pricing on new and renewed time deposits and lower rates on FHLB advances. United lowered deposit pricing to offset rate reductions initiated by the Federal Reserve in June of 2003. Late in 2004, United began to increase deposit pricing on transaction and savings accounts in response to the Federal Reserve’s actions to raise short-term interest rates.

     The following table shows the relationship between interest revenue and interest expense and the average balances of interest-earning assets and interest-bearing liabilities.

Table 2 - Average Consolidated Balance Sheet and Net Interest Margin Analysis
For the Years Ended December 31,
(In thousands, taxable equivalent)

	2004			2003			2002
	Average		Avg.	Average		Avg.	Average		Avg.
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (1)(2)	$3,322,916	$207,070	6.23%	$2,753,451	$179,699	6.53%	$2,239,875	$167,869	7.49%
Taxable securities (3)	686,184	27,431	4.00	605,020	23,944	3.96	394,280	21,578	5.47
Tax-exempt securities (1)	48,393	3,556	7.35	62,191	4,639	7.46	70,188	5,276	7.52
Federal funds sold and other interest-earning assets	61,834	1,329	2.15	55,368	1,056	1.91	56,922	1,209	2.12

Total interest-earning assets	4,119,327	239,386	5.81	3,476,030	209,338	6.02	2,761,265	195,932	7.10

Non-interest-earning assets:
Allowance for loan losses	(42,528)			(36,065)			(29,414)
Cash and due from banks	89,300			72,497			73,920
Premises and equipment	90,879			79,826			68,033
Other assets	159,857			128,996			85,491

Total assets	$4,416,835			$3,721,284			$2,959,295

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
Transaction accounts	$914,301	8,554	.94	$784,945	7,831	1.00	$642,692	11,515	1.79
Savings deposits	157,061	403	.26	127,125	369	.29	98,501	508	.52
Certificates of deposit	1,703,423	41,202	2.42	1,463,085	39,752	2.72	1,270,506	45,206	3.56

Total interest-bearing deposits	2,774,785	50,159	1.81	2,375,155	47,952	2.02	2,011,699	57,229	2.84

Federal Home Loan Bank advances	563,041	14,237	2.53	532,518	15,271	2.87	310,323	13,863	4.47
Other borrowings	250,968	10,398	4.14	146,510	7,377	5.04	99,960	5,265	5.27

Total borrowed funds	814,009	24,635	3.03	679,028	22,648	3.34	410,283	19,128	4.66

Total interest-bearing liabilities	3,588,794	74,794	2.08	3,054,183	70,600	2.31	2,421,982	76,357	3.15

Non-interest-bearing liabilities:
Non-interest-bearing deposits	472,827			367,932			300,017
Other liabilities	25,989			30,723			29,984

Total liabilities	4,087,610			3,452,838			2,751,983

Stockholders’ equity	329,225			268,446			207,312

Total liabilities and stockholders’ equity	$4,416,835			$3,721,284			$2,959,295

Net interest revenue		$164,592			$138,738			$119,575

Net interest-rate spread			3.73%			3.71%			3.95%

Net interest margin (4)			4.00%			3.99%			4.33%

(1)	Interest revenue on tax-exempt securities and loans has been increased to reflect comparable interest on taxable securities and loans. The rate used was 39%, reflecting the statutory federal rate and the federal tax adjusted state tax rate.

(2)	Included in the average balance of loans outstanding are loans where the accrual of interest has been discontinued.

(3)	Securities available for sale are shown at amortized cost. Pretax unrealized gains of $6.5 million in 2004, $11.5 million in 2003, and $10.4 million in 2002 are included in other assets for purposes of this presentation.

(4)	Net interest margin is taxable equivalent net-interest revenue divided by average interest-earning assets.

     The following table shows the relative impact on net interest revenue of changes in the average outstanding balances (volume) of earning assets and interest bearing liabilities and the rates earned and paid by United on such assets and liabilities.

Table 3 - Change in Interest Revenue and Interest Expense
(in thousands, taxable equivalent)

	2004 Compared to 2003			2003 Compared to 2002
	Increase (decrease)			Increase (decrease)
	due to changes in			due to changes in
	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Loans	$35,787	$(8,416)	$27,371	$35,310	$(23,480)	$11,830
Taxable securities	3,242	245	3,487	9,430	(7,064)	2,366
Tax-exempt securities	(1,015)	(68)	(1,083)	(597)	(40)	(637)
Federal funds sold and other interest revenue	131	142	273	(32)	(121)	(153)

Total interest-earning assets	38,145	(8,097)	30,048	44,111	(30,705)	13,406

Interest-bearing liabilities:
Transaction accounts	1,232	(509)	723	2,172	(5,856)	(3,684)
Savings deposits	80	(46)	34	122	(261)	(139)
Certificates of deposit	6,100	(4,650)	1,450	6,219	(11,673)	(5,454)

Total interest-bearing deposits	7,412	(5,205)	2,207	8,513	(17,790)	(9,277)

FHLB advances	842	(1,876)	(1,034)	7,557	(6,149)	1,408
Other borrowings	4,513	(1,492)	3,021	2,353	(241)	2,112

Total borrowed funds	5,355	(3,368)	1,987	9,910	(6,390)	3,520

Total interest-bearing liabilities	12,767	(8,573)	4,194	18,423	(24,180)	(5,757)

Increase (decrease) in net interest revenue	$25,378	$476	$25,854	$25,688	$(6,525)	$19,163

     Any variance attributable jointly to volume and rate changes is allocated to the volume and rate variance in proportion to the relationship of the absolute dollar amount of the change in each.

Provision for Loan Losses

     The provision for loan losses was $7.6 million in 2004, compared with $6.3 million in 2003, and $6.9 million in 2002. The provision as a percentage of average outstanding loans for 2004, 2003 and 2002 was .23%, .23% and .31%, respectively. The ratio of net loan charge-offs to average outstanding loans for 2004 was .11%, compared with .15% for 2003 and .14% for 2002. The provision for loan losses for each year is the amount management believes is necessary to position the allowance for loan losses at an amount adequate to absorb losses inherent in the loan portfolio as of the balance sheet date.

     The provision for loan losses is based on management’s evaluation of inherent risks in the loan portfolio and the corresponding analysis of the allowance for loan losses. Additional discussions on loan quality and the allowance for loan losses are included in the Asset Quality section of this report and Note 1 to the Consolidated Financial Statements.

Fee Revenue

     Total fee revenue for 2004 was $39.5 million, compared with $38.2 million in 2003 and $30.7 million in 2002. Fee revenue was approximately 20% of total revenue for 2004, compared with 22% for 2003 and 21% for 2002. The following table presents the components of fee revenue.

Table 4 - Fee Revenue
For the Years Ended December 31,
(in thousands)

				Change
	2004	2003	2002	2004-2003
Service charges and fees	$21,540	$18,288	$13,465	18%
Mortgage loan and related fees	6,324	10,515	7,751	(40)
Consulting fees	5,749	4,399	4,612	31
Brokerage fees	2,027	1,921	1,875	6
Securities gains, net	428	497	637
Loss on prepayments of borrowings	(391)	(787)	(552)
Other	3,862	3,351	2,946	15

Total fee revenue	$39,539	$38,184	$30,734	4

     Comparability between current and prior years is affected by the acquisitions completed over the last 24 months. Earnings for acquired companies are included in consolidated earnings after their respective acquisition dates.

     Service charges and fees for 2004 were $21.5 million compared with $18.3 million in 2003. Although acquisitions account for a portion of the increase, the non-acquisition related growth was primarily due to an increase in the number of accounts and transaction activity. United’s successful campaign to increase core deposit accounts through the “Refer a Friend” program and direct mail efforts added 36,000 new demand deposit, savings and money market accounts in 2004. Debit card and ATM transaction activities increased during 2004, as customers continued to migrate toward the convenience of electronic forms of banking. The resulting increase in ATM network and transaction fees accounted for approximately one-third of the overall increase in service charges and fees.

     Mortgage loan and related fees for 2004 were $6.3 million, down 40% from the amount in 2003. Mortgage loan originations were down $98 million from 2003, as mortgage rates rose from their historically low levels and refinancing activity slowed significantly. During 2004, United closed 1,898 mortgage loans totaling $275 million compared to 2,926 loans totaling $373 million in 2003. In order to offset the effect of slowing refinancing activity on mortgage fee revenue, United hired additional mortgage lenders to penetrate markets not already served and looked to other secondary market investors in order to maximize pricing on mortgages sold. United also increased mortgage product offerings in order to gain market share. Substantially all of the mortgages were subsequently sold into the secondary market, including the right to service these loans. United does not service loans for others.

     Consulting fees of $5.7 million in 2004 were up $1.4 million, or 31% over 2003. This increase was primarily due to revenue from risk management services and strategic financial services which were relatively new in 2004 and growth in general consulting revenue. In the third and fourth quarters, demand for risk management services increased significantly as banks searched for resources to complete their Sarbanes-Oxley section 404 documentation and testing projects.

     During the past three years, United realized securities gains and prepayment losses on borrowings that resulted from balance sheet management activities. In 2004, 2003 and 2002, United prepaid fixed rate FHLB advances incurring prepayment losses of $391 thousand, $787 thousand and $552 thousand, respectively. The cost of prepayments were offset substantially by net securities gains that were part of the same balance sheet management activities. Net securities gains in 2004 are net of a $450 thousand impairment loss on an investment in FHLMC floating rate preferred securities where the loss in market value was determined to be other than temporary. The fixed rate FHLB advances were replaced with other, primarily floating-rate, funding sources that more closely matched the rate characteristics of the mostly prime-based loans that were made during the year, thereby lessening the company’s exposure to changing interest rates.

Operating Expense

     Operating expenses, excluding merger-related charges, were $122.6 million in 2004 as compared with $107.9 million in 2003 and $91.1 million in 2002. Operating expenses for 2004 and 2003 exclude $.9 million and $2.1 million, respectively, of merger-related charges. These charges primarily consisted of professional fees, contract termination costs and systems conversion costs that are described in more detail in the section of Management’s Discussion and Analysis titled “Merger-Related and Restructuring Charges”. The following table presents the components of operating expenses.

Table 5 - Operating Expenses
For the Years Ended December 31,
(in thousands)

				Change
	2004	2003	2002	2004-2003
Salaries and employee benefits	$77,995	$68,044	$57,735	15%
Communications and equipment	10,945	8,601	6,555	27
Occupancy	9,271	8,783	8,261	6
Postage, printing and supplies	4,451	4,439	3,731	—
Advertising and public relations	4,403	3,068	2,994	44
Professional fees	3,724	3,910	3,368	(5)
Amortization of intangibles	1,674	1,065	340	57
Other	10,105	9,990	8,140	1

Operating expenses, excluding merger-related charges	122,568	107,900	91,124	14
Merger-related charges	870	2,088	—

Total operating expenses	$123,438	$109,988	$91,124	12

     Salaries and benefits for 2004 totaled $78 million, up $10 million, or 15% over 2003. Acquisitions accounted for a large portion of the increase. Also contributing to the increase in salaries and benefits were higher temporary personnel costs to support risk management consulting services and internal efforts to document and test internal controls over financial reporting. Higher group insurance costs also contributed to the increase. These costs were in addition to normal merit increases and the cost of additional staff to support business growth and de novo locations. These increases were partially offset by a reduction in mortgage production incentives that was directly related to the slow down in mortgage refinancing activity and lower mortgage fees. At December 31, 2004, United had 1,532 total employees, an increase of 187 from December 31, 2003. Of the 187 increase, 120 were added through the three acquisitions completed in 2004 and 22 were added to support de novo locations opened in late 2003 and early 2004, leaving a core increase of 45 staff.

     Communications and equipment expense of $10.9 million was up $2.3 million, or 27% over 2003. Although acquisitions over the last 24 months account for much of the increase in communications and equipment expense, United has consistently increased its investment in technology to enhance customer service and improve operating efficiency. This resulted in higher depreciation charges related to the new telecommunications and technology equipment, including the establishment of a new backup operations facility and higher lease charges related to new leased office equipment. We believe this investment will support United’s future growth.

     Advertising and public relations of $4.4 million were up 44% over 2003 reflecting the costs associated with United’s campaign to increase core deposit accounts and to increased direct mail marketing activities. These costs included promotional items given to new customers and existing customers for referrals, the cost of a direct mail advertising campaign and local advertising to support the program.

     The $609 thousand increase in intangible amortization reflects the increase in amortization of core deposit intangibles that were recorded in connection with acquisitions in 2003 and 2004. United added $5.3 million and $11.4 million of core deposit intangibles in 2004 and 2003, respectively, associated with those acquisitions. Core deposit intangibles are being amortized on a straight line basis over ten years.

     The efficiency ratio measures total operating expenses as a percentage of taxable equivalent total revenue excluding the provision for loan losses, net securities gains, losses on prepayments of borrowings and merger-related charges. United’s efficiency ratio for 2004 was 60.05% as compared with 60.89% and 60.66% for 2003 and 2002, respectively. The decrease in the efficiency ratio from 2003 is due to management’s ongoing efforts to control operating expenses. Investments in de novo locations in late 2003 and early 2004 and acquisitions partially offset the positive impact of management’s efforts. The increase in the efficiency ratio in 2003 over 2002 is primarily due to the margin compression that began in the latter half of 2002 that slowed the growth in net interest revenue.

Income Taxes

     Income tax expense, including tax benefits relating to merger charges, was $24.9 million in 2004 compared with $20.4 million in 2003 and $17.1 million in 2002. The effective tax rates (as a percentage of pre-tax net income) were 34.8%, 34.8% and 34.3% for 2004, 2003 and 2002, respectively. These effective tax rates are lower than the statutory tax rate primarily due to interest revenue on certain investment securities and loans that are exempt from income taxes and tax credits received on affordable housing investments. The effective tax rate has increased from 2002 as tax-exempt interest revenue on securities and loans has declined as a percentage of pre-tax earnings. In 2004, an increase in affordable housing tax credits offset the effect of further declines in tax-exempt interest. Additional information regarding income taxes can be found in Note 13 to the Consolidated Financial Statements.

Fourth Quarter Discussion

     Taxable equivalent net interest revenue for the fourth quarter of 2004 rose $8.5 million, or 23% to $45.3 million from the same period a year ago. Acquisitions contributed approximately $2.6 million of this increase, leaving the core growth rate at approximately 16%. Taxable equivalent net interest margin for the fourth quarter was 4.05% versus 3.96% a year ago. The improvement in the net interest margin is principally the result of the actions of the Federal Reserve to increase short-term interest rates beginning in June of 2004, which had a positive earnings impact on our slightly asset sensitive balance sheet.

     The 2004 fourth quarter provision for loan losses was $2 million, up $200 thousand from a year earlier. Non-performing assets totaled $8.7 million, up $1.1 million from a year ago, while loans outstanding increased $718.9 million. Non-performing assets as a percentage of total assets were .17% at December 31, 2004, compared with .19% at December 31, 2003.

     Fee revenue of $10.8 million for the fourth quarter of 2004 increased $1.7 million, or 18% from $9.1 million a year ago primarily due to growth in service charges and fees on deposit accounts and higher consulting fees. Acquisitions contributed approximately $370 thousand of the increase, mostly in deposit service charges and fees. Service charges and fees on deposit accounts were $5.6 million, up $628 thousand due to the recent acquisitions, growth in ATM and debit card transactions and new accounts. At $1.7 million, mortgage fees were relatively flat with the fourth quarter of 2003. Mortgage refinancing activity peaked in the second and third quarters of 2003 as long-term interest rates fell to historically low levels, returning to more normal levels in the fourth quarter of 2003. Consulting fees were $1.8 million, an increase of $761 thousand, or 74% over the fourth quarter of 2003 mostly due to strong demand for risk management services and growth in the financial services practice and general consulting services. In the fourth quarter of 2004, United recorded net securities gains of $34 thousand which included a $450 thousand impairment charge related to an FHLMC preferred stock investment that had a market value loss that was considered to be other than temporary. This impairment loss was offset by gains from the sale of other securities. In the fourth quarter of 2003, United recorded $787 thousand in losses from the prepayment of fixed rate FHLB advances that were part of its balance sheet management activities. The prepayment loss was offset by $622 thousand in securities gains that were part of the same balance sheet management activities.

     Operating expenses, excluding merger-related charges, were $33.7 million, up $6.2 million, or 22% from the fourth quarter of 2003. Acquisitions added approximately $2.1 million, leaving the underlying core expense growth rate under 15%. Salaries and employees benefits of $21.6 million increased $4.2 million, or 24% with approximately $2.0 million of this increase resulting from the acquisitions, de novo locations and temporary personnel used in the fourth quarter of 2004 to support consulting services. The balance of the increase was due to normal merit increases for staff and incentive compensation adjustments. Communications and equipment expenses of $2.9 million increased $606 thousand, or 26% primarily resulting from the acquisitions and an increase in depreciation charges and lease payments related to investments in telecommunications and technology equipment. Advertising and public relations expenses of $1.5 million increased $896 thousand over the fourth quarter of 2003. This was due to United’s efforts to increase core deposit accounts through the “Refer a Friend” program and direct mail marketing initiatives. Increases in all other operating expense categories were primarily due to the acquisitions and business growth.

Balance Sheet Review

     Total assets at December 31, 2004 were $5.1 billion, an increase of $1 billion, or 25% from December 31, 2003. The acquisitions in 2004 added approximately $438 million to total assets. On an average basis, total assets increased $696 million, or 19% from 2003 to 2004. Average interest earning assets for 2004 were $4.1 billion, compared with $3.5 billion for 2003, an increase of 19%.

Loans

     Total loans averaged $3.3 billion in 2004, compared with $2.8 billion in 2003, an increase of 21%. At December 31, 2004, total loans were $3.7 billion, an increase of $719 million, or 24% from December 31, 2003. The acquisitions in 2004 added approximately $286 million in balances to the loan portfolio. Over the past year, United has experienced strong loan growth in all markets, with particular strength in loans secured by real estate, both residential and non-residential. Approximately $377 million of the increase from 2003 occurred in construction and land development loans which is comprised of approximately 80% residential and 20% commercial, including $89 million from the 2004 acquisitions of Fairbanco, Eagle and Liberty. Growth was also strong in commercial loans secured by real estate and residential real estate loans which grew $190 million and $120 million, respectively, from December 31, 2003. Residential real estate loans of $44 million and commercial loans secured by real estate of $128 million were added through the 2004 acquisitions. The following table presents a summary of the loan portfolio by category.

Table 6 - Loans Outstanding
As of December 31,
(in thousands)

	2004	2003	2002	2001	2000
Commercial (commercial and industrial)	$211,850	$190,189	$140,515	$146,754	$177,009
Commercial (secured by real estate)	966,558	776,591	612,926	541,184	476,797

Total commercial	1,178,408	966,780	753,441	687,938	653,806
Construction (secured by real estate)	1,304,526	927,087	700,007	451,713	256,886
Residential mortgage	1,101,653	981,961	793,284	722,588	717,828
Installment	150,318	140,169	135,066	145,751	163,535

Total loans	$3,734,905	$3,015,997	$2,381,798	$2,007,990	$1,792,055

     Substantially all loans are to customers (including customers who have a seasonal residence in United’s market areas) located in Georgia, North Carolina and Tennessee, the immediate market areas of United, and over 90% of the loans are secured by real estate.

     As of December 31, 2004, United’s 25 largest credit relationships consisted of loans and loan commitments ranging from $9.4 million to $24.6 million, with an aggregate total credit exposure of $335.5 million, including $44.9 million in unfunded commitments, and $290.6 million in balances outstanding. All of these customers were underwritten in accordance with United’s credit quality standards and structured to minimize potential exposure to loss.

     The following table sets forth the maturity distribution of commercial and construction loans, including the interest rate sensitivity for loans maturing greater than one year.

Table 7 - Loan Portfolio Maturity
As of December 31, 2004
(in thousands)

					Rate Structure for Loans
	Maturity				Maturing Over One Year
	One Year	One through	Over Five		Fixed	Floating
	or Less	Five Years	Years	Total	Rate	Rate
Commercial (commercial and industrial)	$159,262	$47,427	$5,161	$211,850	$49,090	$3,498
Construction (secured by real estate)	1,208,368	75,226	20,932	1,304,526	63,390	32,768

Total	$1,367,630	$122,653	$26,093	$1,516,376	$112,480	$36,266

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

     Reviews of non-performing loans, past due loans and larger credits are designed to identify potential charges to the allowance for loan losses, as well as determine the adequacy of the allowance and are conducted on a regular basis during the year. These reviews are performed by the responsible lending officers, a separate loan review function or the special assets department with consideration of such factors as the customer’s financial position, prevailing and anticipated economic conditions and other pertinent factors.

     The following table presents a summary of changes in the allowance for loan losses for each of the past five years.

Table 8 - Allowance for Loan Losses
Years Ended December 31,
(in thousands)

	2004	2003	2002	2001	2000
Balance beginning of period	$38,655	$30,914	$27,124	$24,698	$20,043
Provision for loan losses	7,600	6,300	6,900	6,000	7,631
Allowance for loan losses acquired from subsidiaries at merger date	4,558	5,538	—	1,004	—
Charge-offs:
Commercial (commercial and industrial)	515	1,183	493	1,826	676
Commercial (secured by real estate)	1,859	538	820	663	13
Construction (secured by real estate)	127	369	110	175	—
Residential mortgage	1,271	1,367	1,265	752	554
Installment	1,716	1,812	1,615	2,107	2,494

Total loans charged-off	5,488	5,269	4,303	5,523	3,737

Recoveries:
Commercial (commercial and industrial)	293	259	290	129	167
Commercial (secured by real estate)	140	92	51	56	—
Construction (secured by real estate)	532	36	30	32	—
Residential mortgage	370	283	196	166	59
Installment	536	502	626	562	535

Total recoveries	1,871	1,172	1,193	945	761

Net charge-offs	3,617	4,097	3,110	4,578	2,976

Balance end of period	$47,196	$38,655	$30,914	$27,124	$24,698

Total loans:
At year-end	$3,734,905	$3,015,997	$2,381,798	$2,007,990	$1,792,055
Average	3,322,916	2,753,451	2,239,875	1,854,968	1,683,403

Allowance as a percentage of year- end loans	1.26%	1.28%	1.30%	1.35%	1.38%

As a percentage of average loans:
Net charge-offs	.11%	.15%	.14%	.25%	.18%
Provision for loan losses	.23	.23	.31	.32	.45

Allowance as a percentage of non-performing loans	588%	583%	459%	315%	444%

     Management believes that the allowance for loan losses at December 31, 2004 is adequate and appropriate to absorb losses inherent in the loan portfolio. This assessment involves uncertainty and judgment; therefore, the adequacy of the allowance for loan losses cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examination of the Banks, may require additional charges to the provision for loan losses in future periods if the results of their review warrant such additions.

     The allocation of the allowance for loan losses is based upon historical data, subjective judgment and estimates and, therefore, is not necessarily indicative of the specific amounts or loan categories in which charge-offs may ultimately occur. Due to the imprecise nature of the loan loss estimation process and the effects of changing conditions, these risk attributes may not be adequately captured in the data related to the formula-based loan loss components used to determine allocations in United’s analysis of the adequacy of the allowance for loan losses. Consequently, management believes that the unallocated allowance appropriately reflects probable inherent but undetected losses in the loan portfolio. The following table summarizes the allocation of the allowance for loan losses for each of the past five years.

Table 9 - Allocation of Allowance for Loan Losses
As of December 31,
(in thousands)

	2004		2003		2002		2001		2000
	Amount	%*	Amount	%*	Amount	%*	Amount	%*	Amount	%*
Commercial (commercial and industrial)	$3,728	6	$3,921	6	$2,178	6	$2,642	7	$2,478	10
Commercial (secured by real estate)	14,107	26	8,936	26	8,091	26	6,954	27	5,769	27

Total commercial	17,835	32	12,857	32	10,269	32	9,596	34	8,247	37
Construction (secured by real estate)	10,695	35	8,994	31	6,545	29	4,291	23	2,505	14
Residential mortgage	11,511	29	10,026	32	8,250	33	7,370	36	7,394	40
Installment	2,798	4	3,390	5	3,269	6	3,753	7	4,579	9
Unallocated	4,357		3,388		2,581		2,114		1,973

Total allowance for loan losses	$47,196	100	$38,655	100	$30,914	100	$27,124	100	$24,698	100

*	Loan balance in each category, expressed as a percentage of total loans

Non-performing Assets

     Non-performing loans, which include non-accrual loans and accruing loans past due over 90 days, totaled $8 million at year-end 2004, compared with $6.6 million at December 31, 2003. There is no concentration of non-performing loans attributable to any specific industry. At both December 31, 2004 and 2003, the ratio of non-performing loans to total loans was .22%. Non-performing assets, which include non-performing loans and foreclosed real estate, totaled $8.7 million at December 31, 2004, compared with $7.6 million at year-end 2003.

     United’s policy is to place loans on non-accrual status when, in the opinion of management, the principal and interest on a loan is not likely to be repaid in accordance with the loan terms or when the loan becomes 90 days past due and is not both well secured and in the process of collection. When a loan is placed on non-accrual status, interest previously accrued but not collected is reversed against current interest revenue. Generally, interest revenue on a non-accrual loan is recognized on a cash basis as payments are received.

     There were no commitments to lend additional funds to customers whose loans were on non-accrual status at December 31, 2004. The table below summarizes non-performing assets at year-end for the last five years.

Table 10 - Non-Performing Assets
As of December 31,
(in thousands)

	2004	2003	2002	2001	2000
Non-accrual loans	$8,031	$6,627	$6,732	$8,610	$4,605
Loans past due 90 days or more and still accruing	—	—	1	—	956

Total non-performing loans	8,031	6,627	6,733	8,610	5,561
Other real estate owned	694	962	1,286	1,060	1,155

Total non-performing assets	$8,725	$7,589	$8,019	$9,670	$6,716

Total non-performing loans as a percentage of total loans	.22%	.22%	.28%	.43%	.31%

Total non-performing assets as a percentage of total assets	.17	.19	.25	.35	.27

     At December 31, 2004 and 2003, there were $2.7 million and $536 thousand, respectively, of loans classified as impaired under the definition outlined in SFAS No. 114. Specific reserves allocated to these impaired loans totaled $676 thousand at December 31, 2004, and $118 thousand at December 31, 2003. The average recorded investment in impaired loans for the years ended December 31, 2004 and 2003 was $1.6 million and $1.8 million, respectively. United’s policy is to recognize interest revenue on a cash basis for loans classified as impaired under SFAS No. 114.

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

     Total securities available for sale increased $220 million from the end of 2003. About 25% of the increase from 2003 was due to the additional securities added by acquisitions. United continued to purchase securities through 2004 as part of a program to help stabilize the interest rate sensitivity of the balance sheet and to increase net interest revenue. At December 31, 2004, securities available for sale represent 17% of total assets compared with 16% at December 31, 2003. At December 31, 2004, the average duration of the investment portfolio based on expected maturities was 3.43 years compared with 3.18 years at December 31, 2003. The following table shows the carrying value of United’s securities.

Table 11 - Carrying Value of Investment Securities
As of December 31,
(in thousands)

	2004	2003
Securities available for sale:
U.S. Treasuries	$4,576	$—
U.S. Government agencies	279,265	137,214
State and political subdivisions	56,653	59,347
Mortgage-backed securities	536,795	459,166
Other	2,689	4,164

Total securities available for sale	$879,978	$659,891

     The investment securities portfolio consists of U.S. Treasuries and U.S. Government and agency securities, municipal securities, and mortgage-backed securities which are primarily U.S. Government agency sponsored. A mortgage-backed security relies on the underlying mortgage pools of loans to provide a cash flow of principal and interest. The actual maturities of these securities will differ from the contractual maturities because the loans underlying the security may prepay without prepayment penalties. Decreases in long-term interest rates will generally cause an acceleration of prepayment levels. In a declining interest rate environment, proceeds may not be able to be reinvested in assets that have comparable yields.

     At December 31, 2004, United had 61% of its total investment securities portfolio in mortgage backed securities, compared with 70% at December 31, 2003. United did not have securities of any issuer in excess of 10% of equity at year-end 2004 or 2003, excluding U.S. Government issues. See Note 5 to the Consolidated Financial Statements for further discussion of investment portfolio and related fair value and maturity information.

Deposits

     Total average deposits for 2004 were $3.2 billion, an increase of $505 million, or 18% from 2003. Average non-interest bearing demand deposit accounts increased $105 million, or 29%, and average interest bearing transaction accounts increased $129 million, or 16%, from 2003. Average time deposits for 2004 were $1.7 billion, up from $1.5 billion in 2003. At December 31, 2004, total deposits were $3.7 billion compared with $2.9 billion at the end of 2003, an increase of $823 million, or 29%. The acquisitions completed in 2004 contributed approximately $415 million in deposits. United’s successful campaign to increase core deposits through its “Refer a Friend” and other programs resulted in 36,000 new accounts. Toward the latter part of the year, United began to compete more aggressively for certificates of deposit as rising short-term rates and a flattening yield curve made them a relatively more attractive funding source.

     Time deposits of $100,000 and greater totaled $567 million at December 31, 2004, compared with $406 million at year-end 2003. United utilizes “brokered” time deposits, issued in certificates of less than $100,000, as an alternative source of cost-effective funding. Average brokered time deposits outstanding in 2004, 2003 and 2002 were $382 million, $275 million and $145 million, respectively. The average rate paid on brokered time deposits in 2004, 2003 and 2002 was 2.28%, 2.20% and 2.70%, respectively. Total interest expense on time deposits of $100,000 and greater during 2004 was approximately $11 million.

     The following table sets forth the scheduled maturities of time deposits of $100,000 and greater and brokered time deposits.

Table 12 - Maturities of Time Deposits of $100,000 and Greater and Brokered Deposits
As of December 31, 2004
(in thousands)

$100,000 and greater:
Three months or less	$113,772
Three to six months	116,557
Six to twelve months	126,488
Over one year	210,368

Total	$567,185

Brokered deposits:
Three months or less	$106,940
Three to six months	50,183
Six to twelve months	77,242
Over one year	138,838

Total	$373,203

Wholesale Funding

     At December 31, 2004, UCB-Georgia, UCB-North Carolina, UCB-Tennessee and Liberty National Bank were shareholders in FHLB of Atlanta. Through this affiliation, secured advances totaling $738 million were outstanding at rates competitive with time deposits of like maturities. United anticipates continued utilization of this short and long-term source of funds to minimize interest rate risk and to meet liquidity needs. The FHLB advances outstanding at December 31, 2004 had both fixed and floating interest rates ranging from 1.04% to 6.59%. Approximately 52% of the FHLB advances mature prior to December 31, 2005. Additional information regarding FHLB advances, including scheduled maturities, is provided in Note 10 to the Consolidated Financial Statements.

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

     The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and the maturities and sales of securities. Mortgage loans held for sale totaled $37.1 million at December 31, 2004, and typically turn over every 45 days as closed loans are sold to investors in the secondary market. Construction and commercial loans that mature in one year or less amounted to $1.4 billion, or 37%, of the loan portfolio at December 31, 2004.

     The liability section of the balance sheet provides liquidity through depositors’ interest bearing and non-interest-bearing accounts. Federal funds purchased, FHLB advances and securities sold under agreements to repurchase are additional sources of liquidity and represent United’s incremental borrowing capacity. These sources of liquidity are short-term in nature and are used as necessary to fund asset growth and meet other short-term liquidity needs.

     United has available lines of credit at its holding company with other financial institutions totaling $85 million. At December 31, 2004, there were no outstanding balances on those lines, and United had sufficient qualifying collateral to increase FHLB advances by $217 million. United’s internal policy limits brokered deposits to 20% of total non-brokered deposits. At December 31, 2004, United had the capacity to increase brokered deposits by $288 million and still remain within this limit. In addition to these wholesale sources, United has the ability to attract retail deposits at any time by competing more aggressively on pricing.

     The following table shows United’s contractual obligations and other commitments.

Table 13 - Contractual Obligations and Other Commitments
As of December 31, 2004
(in thousands)

	Maturity By Years
	Total	1 or Less	1 to 3	3 to 5	Over 5
Contractual Cash Obligations
FHLB Advances	$737,947	$382,447	$144,500	$149,000	$62,000
Other borrowings	113,879	2,010	3,100	—	108,769
Operating leases	11,990	2,115	3,998	3,465	2,412

Total contractual cash obligations	$863,816	$386,572	$151,598	$152,465	$173,181

Other Commitments
Lines of credit	$667,524	$401,573	$107,280	$7,626	$151,045
Commercial letters of credit	14,665	12,629	2,021	15	—

Total other commitments	$682,189	$414,202	$109,301	$7,641	$151,045

     As disclosed in United’s consolidated statements of cash flows, net cash provided by operating activities was $34 million during 2004. The major source of cash provided by operating activities was net income, partially offset by an increase in mortgages held for sale and changes in other assets and other liabilities. Net cash used in investing activities of $615 million consisted primarily of the net increase in loans of $426 million, a net increase in securities of $187 million and cash received from acquisitions of $9 million. Net cash provided by financing activities provided the remainder of funding sources for 2004. The $555 million of net cash provided by financing activities consisted primarily of a net increase in deposits of $408 million, an increase of $104 million in federal funds purchased and a $95 million increase in FHLB advances, partially offset by a decrease in other borrowings of $45 million. In the opinion of management, United’s liquidity position at December 31, 2004, is sufficient to meet its expected cash flow requirements.

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

     All of these instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The total amounts of these instruments does not necessarily represent future cash requirements because a significant portion of these instruments expire without being used.

     United is not involved in off-balance sheet contractual relationships, other than those disclosed in this report, that could result in liquidity needs or other commitments, or that could significantly impact earnings. See Notes 2 and 16 to the Consolidated Financial Statements for additional information on off-balance sheet arrangements.

Capital Resources and Dividends

     Stockholders’ equity at December 31, 2004 was $397.1 million, an increase of $97.7 million, or 33%, from December 31, 2003. Accumulated other comprehensive income, which includes unrealized gains and losses on securities available for sale and the unrealized gains and losses on derivatives qualifying as cash flow hedges, is excluded in the calculation of regulatory capital adequacy ratios. Excluding the decrease in the accumulated other comprehensive income, stockholders’ equity increased $102.2 million, or 35%, with the 2004 acquisitions adding $63.4 million of that amount. Dividends of $8.8 million, or $.24 per share, were declared on common stock in 2004, an increase of 20% per share from the amount declared in 2003. The dividend payout ratios based on basic earnings per share for 2004 and 2003 were 18.6% and 18.0%, respectively; and, excluding merger-related charges, were 18.3% and 17.4%, respectively. United has historically retained earnings in order to provide capital for continued growth and expansion. However, in recognition that cash dividends are an important component of shareholder return, management has increased the payout ratio from 14 to 18% over the past five years and has targeted a long-term payout ratio between 18 and 20% when earnings and capital levels permit.

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

     Tier I capital consists of stockholders’ equity, excluding accumulated other comprehensive income and intangible assets (goodwill and deposit-based intangibles), plus qualifying capital securities. United’s Tier I capital totaled $319.9 million at December 31, 2004. Tier II capital components include supplemental capital such as a qualifying allowance for loan losses and qualifying subordinated debt. Tier I capital plus Tier II capital components is referred to as Total Risk-based Capital and was $436.6 million at December 31, 2004. The ratios, as calculated under the guidelines, were 8.26% and 11.28% for Tier I and Total Risk-based Capital, respectively, at December 31, 2004.

     United has outstanding junior subordinated debentures commonly referred to as Trust Preferred Securities totaling $42.3 million at December 31, 2004. The Trust Preferred Securities qualify as Tier I capital under risk-based capital guidelines provided that total Trust Preferred Securities do not exceed certain quantitative limits. At December 31, 2004, all of United’s Trust Preferred Securities qualified as Tier I capital. Further information on United’s Trust Preferred Securities is provided in Note 11 to the Consolidated Financial Statements.

     In 1996, United issued $3.5 million of convertible subordinated debentures due December 31, 2006 (the “2006 Debentures”). The 2006 Debentures bear interest at the rate of 25 basis points over the prime rate, as quoted in the Wall Street Journal, payable quarterly. The 2006 Debentures may be redeemed, in whole or in part at the option of United with 60 days notice, at a redemption price equal to 100% of the principal amount of the debentures to be redeemed plus accrued interest. The holders of the 2006 Debentures have the right, exercisable at any time up to December 31, 2006, to convert such debentures at the principal amount thereof into shares of Common Stock of United at the conversion price of $8.33 per share. The debentures qualify as Tier II capital under risk-based capital guidelines. At December 31, 2004, $3.1 million in convertible subordinated debentures remained outstanding.

     In 2002, United issued $31.5 million in 6.75% subordinated notes due November 26, 2012. Proceeds from the issuance were used for general business purposes. The notes qualify as Tier II capital under risk-based capital guidelines.

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

     A minimum leverage ratio is required in addition to the risk-based capital standards and is defined as Tier I capital divided by average assets reduced by the amount of goodwill and deposit-based intangibles. A minimum leverage ratio of 3% is required for the highest-rated bank holding companies which are not undertaking significant expansion programs, but the Federal Reserve Board requires a bank holding company to maintain a leverage ratio greater than 3% if it is experiencing or anticipating significant growth or is operating with less diversified risks in the opinion of the Federal Reserve Board. The Federal Reserve Board uses the leverage and risk-based capital ratios to assess capital adequacy of banks and bank holding companies. United’s leverage ratio at December 31, 2004 was 6.86%.

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

Outlook

     Management expects internally generated loan growth to continue between 10% to 14% through 2005. Earnings per share are expected to grow at a rate of 12% to 15% based on a stable net interest margin and anticipated loan growth of 10% to 14%. We expect our net interest margin to remain near the 4% level.

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

     One of the tools management utilizes to estimate the sensitivity of net interest revenue to changes in interest rates is an interest rate simulation model. Such estimates are based upon a number of assumptions for each scenario, including the level of balance sheet growth, deposit repricing characteristics and the rate of prepayments. The simulation model measures the potential change in net interest revenue over a twelve-month period under six interest rate scenarios. The first scenario assumes rates remain flat over the next twelve months and is the scenario that all others are compared to in order to measure the change in net interest revenue. The second scenario is a most likely scenario that projects the most likely change in rates over the next twelve months based on the slope of the yield curve. United models ramp scenarios that assume gradual increases and decreases of 200 basis points each over the next twelve months. United has a policy for net interest revenue simulation based on rate movements of up 200 basis points ramp over twelve months and down 200 basis points ramp over twelve months from the flat rate scenario. The policy limits net interest revenue to a 10% decrease in either scenario. At December 31, 2004, United’s simulation model indicated that a 200 basis point increase in rates over the next twelve months would cause an approximate 2.7% increase in net interest revenue and a 200 basis point decrease in rates over the next twelve months would cause an approximate 5.2% decrease in net interest revenue. At December 31, 2003, United’s simulation model indicated that a 200 basis point increase in rates over the next twelve months would cause an approximate 1.5% increase in net interest revenue and a 200 basis point decrease in rates over the next twelve months would cause an approximate 3.4% decrease in net interest revenue.

     Interest rate sensitivity is a function of the repricing characteristics of the portfolio of assets and liabilities. These repricing characteristics are the time frames within which the interest-earning assets and interest-bearing liabilities are subject to change in interest rates either at replacement, repricing or maturity during the life of the instruments. Interest rate sensitivity management focuses on the maturity structure of assets and liabilities and their repricing characteristics during periods of changes in market interest rates. Effective interest rate sensitivity management seeks to ensure that both assets and liabilities respond to changes in interest rates within an acceptable timeframe, thereby minimizing the impact of interest rate changes on net interest revenue. Interest rate sensitivity is measured as the difference between the volumes of assets and liabilities in United’s current portfolio that are subject to repricing at various time horizons: immediate; one to three months; four to twelve months; one to five years; over five years, and on a cumulative basis. The differences are known as interest sensitivity gaps. The following table shows interest sensitivity gaps for these different intervals.

Table 14 - Interest Rate Gap Sensitivity
As of December 31, 2004
(in thousands)

	Interest Sensitivity Periods in Months
	Immediate	1 to 3	4 to 12	13 to 60	Over 60	Total
Interest earning assets:
Interest bearing deposits with banks	$35,098	$—	$—	$—	$—	$35,098
Investment securities	—	120,237	223,198	440,324	96,219	879,978
Mortgage loans held for sale	37,094	—	—	—	—	37,094
Loans	1,919,550	505,573	711,637	578,944	19,201	3,734,905
Other interest-earning assets	—	—	—	—	51,314	51,314

Total interest-earning assets	1,991,742	625,810	934,835	1,019,268	166,734	4,738,389

Interest bearing liabilities:
Demand deposits	1,055,192	—	—	—	—	1,055,192
Savings deposits	171,898	—	—	—	—	171,898
Time deposits	—	409,972	797,747	708,930	3,898	1,920,547
Fed funds purchased/repurchase agreements	130,921	—	—	—	—	130,921
FHLB advances	326,447	159,000	81,000	109,500	62,000	737,947
Other borrowings	490	—	6,675	3,100	103,614	113,879

Total interest-bearing liabilities	1,684,948	568,972	885,422	821,530	169,512	4,130,384

Interest rate swaps, net	563,000	—	—	—	—	563,000
Non-interest bearing sources of funds	—	—	—	—	532,879	532,879

Interest sensitivity gap	(256,206)	56,838	49,413	197,738	(535,657)

Cumulative sensitivity gap	$(256,206)	$(199,368)	$(149,955)	$47,783	$(487,874)

Cumulative gap percent(1)	-5%	-4%	-3%	1%	-10%

(1)	Cumulative interest rate sensitivity position as a percent of total interest-earning assets.

     As demonstrated in the preceding table, 76% of interest-bearing liabilities will reprice within twelve months compared with 75% of interest-earning assets, however such changes may not be proportionate with changes in market rates within each balance sheet category. In addition, United may have some discretion in the extent and timing of deposit repricing depending upon the competitive pressures in the markets in which it operates. Changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. The interest rate spread between an asset and its supporting liability can vary significantly even when the timing of repricing for both the asset and the liability remains the same, due to the two instruments repricing according to different indices.

     Varying interest rate environments can create unexpected changes in prepayment levels of assets and liabilities that are not reflected in the interest rate sensitivity gap analysis. These prepayments may have significant impact on the net interest margin. Because of these limitations, an interest sensitivity gap analysis alone generally does not provide an accurate assessment of exposure to changes in interest rates.

     The following table presents the contractual maturity of investment securities by maturity date and average yields based on amortized cost (for all obligations on a fully taxable basis). The composition and maturity/repricing distribution of the securities portfolio is subject to change depending on rate sensitivity, capital and liquidity needs.

Table 15 - Expected Maturity of Available for Sale Investment Securities
As of December 31, 2004
(in thousands)

	Maturity By Years
	1 or Less	1 to 5	5 to 10	Over 10	Total
U.S. Treasury	$4,576	$—	$—	$—	$4,576
U.S. Government agencies	6,976	78,412	150,619	43,258	279,265
State and political subdivisions	5,929	22,355	21,432	6,937	56,653
Other securities (1)	2,782	25,956	85,822	424,924	539,484

Total securities available for sale	$20,263	$126,723	$257,873	$475,119	$879,978

Weighted average yield (2)	6.39%	4.20%	4.29%	4.61%	4.48%

(1)	Includes mortgage-backed securities

(2)	Based on amortized cost, taxable equivalent basis

     In order to assist in achieving a desired level of interest rate sensitivity, United has entered into off-balance sheet contracts that are considered derivative financial instruments during 2004, 2003 and 2002. Derivative financial instruments can be a cost effective and capital effective means of modifying the repricing characteristics of on-balance sheet assets and liabilities. These contracts consist of interest rate swaps under which United pays a variable rate and receives a fixed rate. The following table presents United’s interest rate swap contracts outstanding.

Table 16 - Interest Rate Swap Contracts
As of December 31, 2004
(in thousands)

	Notional	Rate	Rate	Fair
Type/Maturity	Amount	Received	Paid (1)	Value
Cash Flow Contracts
June 27, 2005	$100,000	5.23%	5.25%	$1,092
October 3, 2005 (2)	25,000	5.78	5.25	(19)
October 24, 2005	22,000	5.57	5.25	(70)
December 30, 2005 (2)	25,000	5.55	5.25	(101)
December 30, 2005 (2)	25,000	5.70	5.25	(76)
December 30, 2005 (2)	50,000	5.80	5.25	(80)
December 30, 2005 (2)	100,000	5.57	5.25	(415)
April 3, 2006 (2)	25,000	6.00	5.25	(34)
December 4, 2006	15,000	5.85	5.25	(130)
December 17, 2006	30,000	5.99	5.25	(230)
April 19, 2007	15,000	5.85	5.25	(210)
May 13, 2007	25,000	6.47	5.25	66
May 14, 2007	15,000	6.47	5.25	14
May 14, 2007	10,000	6.47	5.25	9
October 23, 2007	81,000	6.08	5.25	(475)

Total Cash Flow Contracts	$563,000	5.75	5.25	$(659)

(1)	Based on prime rate at December 31, 2004.

(2)	Forward starting swap contracts with a start date of January 3, 2005.

     United’s derivative financial instruments are classified as cash flow and fair value hedges. The change in fair value of cash flow hedges is recognized in other comprehensive income. Fair value hedges recognize currently in earnings both the impact of change in the fair value of the derivative financial instrument and the offsetting impact of the change in fair value of the hedged asset or liability. At December 31, 2004, all derivatives were designated as cash flow hedges of prime based loans.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the registrant and report of independent registered public accounting firm are included herein as follows:

Porter Keadle Moore, LLP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
United Community Banks, Inc.
Blairsville, Georgia

We have audited management’s assessment, included in the accompanying management’s report on internal controls, that United Community Banks, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. United Community Banks, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that United Community Banks, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, United Community Banks, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Certified Public Accountants

Suite 1800 · 235 Peachtree Street NE · Atlanta, Georgia 30303 · Phone 404-588-4200 · Fax 404-588-4222 · www.pkm.com

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of United Community Banks, Inc. and our report dated February 16, 2005, expressed an unqualified opinion.

Atlanta, Georgia
February 16, 2005

Certified Public Accountants

Suite 1800 · 235 Peachtree Street NE · Atlanta, Georgia 30303 · Phone 404-588-4200 · Fax 404-588-4222 · www.pkm.com

Porter Keadle Moore, LLP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
United Community Banks, Inc.
Blairsville, Georgia

We have audited the consolidated balance sheets of United Community Banks, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Community Banks, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with generally accepted accounting principles in the United States of America.

Atlanta, Georgia
February 16, 2005

Certified Public Accountants

Suite 1800 · 235 Peachtree Street NE · Atlanta, Georgia 30303 · Phone 404-588-4200 · Fax 404-588-4222 · www.pkm.com

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Consolidated Statement of Income

For the Years Ended December 31, 2004, 2003 and 2002

(in thousands, except per share data)

	2004	2003	2002
Interest revenue:
Loans, including fees	$207,571	$180,035	$168,192
Investment securities:
Taxable	27,431	23,944	21,578
Tax exempt	2,161	2,819	3,207
Federal funds sold and deposits in banks	618	391	576

Total interest revenue	237,781	207,189	193,553

Interest expense:
Deposits:
Demand	8,554	7,831	11,515
Savings	403	369	508
Time	41,202	39,752	45,206

Total deposit interest expense	50,159	47,952	57,229
Federal funds purchased	2,053	640	796
Other borrowings	22,582	22,008	18,332

Total interest expense	74,794	70,600	76,357

Net interest revenue	162,987	136,589	117,196
Provision for loan losses	7,600	6,300	6,900

Net interest revenue after provision for loan losses	155,387	130,289	110,296
Fee revenue:
Service charges and fees	21,540	18,288	13,465
Mortgage loan and other related fees	6,324	10,515	7,751
Consulting fees	5,749	4,399	4,612
Brokerage fees	2,027	1,921	1,875
Securities gains, net	428	497	637
Loss on prepayments of borrowings	(391)	(787)	(552)
Other	3,862	3,351	2,946

Total fee revenue	39,539	38,184	30,734

Total revenue	194,926	168,473	141,030
Operating expenses:
Salaries and employee benefits	77,995	68,044	57,735
Communications and equipment	10,945	8,601	6,555
Occupancy	9,271	8,783	8,261
Postage, printing, and supplies	4,451	4,439	3,731
Advertising and public relations	4,403	3,068	2,994
Professional fees	3,724	3,910	3,368
Amortization of intangibles	1,674	1,065	340
Merger-related charges	870	2,088	—
Other	10,105	9,990	8,140

Total operating expenses	123,438	109,988	91,124

Income before income taxes	71,488	58,485	49,906
Income taxes	24,897	20,367	17,126

Net income	$46,591	$38,118	$32,780

Net income available to common shareholders	$46,582	$38,052	$32,676

Earnings per common share:
Basic	$1.29	$1.11	$1.02
Diluted	1.25	1.08	.99
Weighted average common shares outstanding (in thousands):
Basic	36,071	34,132	32,062
Diluted	37,273	35,252	33,241

See accompanying notes to consolidated financial statements

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Consolidated Balance Sheet

As of December 31, 2004 and 2003

(in thousands, except share data)

	2004	2003
Assets

Cash and due from banks	$99,742	$91,819
Interest-bearing deposits in banks	35,098	68,374

Cash and cash equivalents	134,840	160,193

Securities available for sale	879,978	659,891
Mortgage loans held for sale	37,094	10,756
Loans, net of allowance of $47,196 and $38,655	3,687,709	2,977,342
Premises and equipment, net	103,679	87,439
Accrued interest receivable	27,923	20,962
Intangible assets	121,207	72,182
Other assets	95,272	80,069

Total assets	$5,087,702	$4,068,834

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Demand	$532,879	$412,309
Interest-bearing demand	1,055,192	846,022
Savings	171,898	140,619
Time	1,920,547	1,458,499

Total deposits	3,680,516	2,857,449
Federal funds purchased and repurchase agreements	130,921	102,849
Federal Home Loan Bank advances	737,947	635,420
Other borrowings	113,879	152,596
Accrued expenses and other liabilities	27,351	21,147

Total liabilities	4,690,614	3,769,461

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $1 par value; $10 stated value; 10,000,000 shares authorized; issued and outstanding 44,800 and 55,900 shares	448	559
Common stock, $1 par value; 100,000,000 shares authorized; issued 38,407,874 and 35,706,573 shares	38,408	35,707
Capital surplus	155,076	95,951
Retained earnings	204,709	166,887
Treasury stock, at cost; 240,346 and 417,525 shares	(4,413)	(7,120)
Accumulated other comprehensive income	2,860	7,389

Total stockholders’ equity	397,088	299,373

Total liabilities and stockholders’ equity	$5,087,702	$4,068,834

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders’ Equity
For the Years Ended December 31, 2004, 2003 and 2002
(in thousands, except share data)

						Accumulated
						Other
	Preferred	Common	Capital	Retained	Treasury	Comprehensive
	Stock	Stock	Surplus	Earnings	Stock	Income (Loss)	Total
Balance, December 31, 2001	$1,726	$32,709	$51,926	$108,371	$(5,749)	$5,682	$194,665
Comprehensive income:
Net income	—	—	—	32,780	—	—	32,780
Other comprehensive income:
Unrealized holding gains on securities available for sale (net of deferred tax expense of $2,251)	—	—	—	—	—	3,812	3,812
Reclassification adjustment for gains on securities available for sale included in fee revenue (net of tax expense of $223)	—	—	—	—	—	(414)	(414)
Unrealized gains on derivative financial instruments qualifying as cash flow hedges (net of deferred tax expense of $1,336)	—	—	—	—	—	2,195	2,195

Comprehensive income				32,780		5,593	38,373
Cash dividends declared ($.1667 per share)	—	—	—	(5,338)	—	—	(5,338)
Exercise of stock options (100,031 shares)	—	—	(577)	—	1,301	—	724
Treasury stock purchased (490,292 shares)	—	—	—	—	(7,227)	—	(7,227)
Employee stock grant (18,705 shares)	—	—	—	—	243	—	243
Tax benefit from options exercised	—	—	243	—	—	—	243
Cash dividends declared on preferred stock ($.60 per share)	—	—	—	(104)	—	—	(104)

Balance, December 31, 2002	1,726	32,709	51,592	135,709	(11,432)	11,275	221,579
Comprehensive income:
Net income	—	—	—	38,118	—	—	38,118
Other comprehensive income:
Unrealized holding losses on securities available for sale (net of deferred tax benefit of $1,541)	—	—	—	—	—	(2,231)	(2,231)
Reclassification adjustment for gains on securities available for sale included in fee revenue (net of tax expense of $174)	—	—	—	—	—	(323)	(323)
Unrealized losses on derivative financial instruments qualifying as cash flow hedges (net of deferred tax benefit of $857)	—	—	—	—	—	(1,332)	(1,332)

Comprehensive income				38,118		(3,886)	34,232
Cash dividends declared ($.20 per share)	—	—	—	(6,874)	—	—	(6,874)
Common stock issued for acquisition (2,997,687 shares)	—	2,998	46,893	—	—	—	49,891
Exercise of stock options (726,032 shares)	—	—	(3,503)	—	9,825	—	6,322
Treasury stock purchased (377,579 shares)	—	—	—	—	(6,237)	—	(6,237)
Conversion of debt (48,000 shares)	—	—	(324)	—	724	—	400
Tax benefit from options exercised	—	—	1,293	—	—	—	1,293
Retirement of preferred stock (116,700 shares)	(1,167)	—	—	—	—	—	(1,167)
Cash dividends declared on preferred stock ($.60 per share)	—	—	—	(66)	—	—	(66)

Balance, December 31, 2003	559	35,707	95,951	166,887	(7,120)	7,389	299,373
Comprehensive income:
Net income	—	—	—	46,591	—	—	46,591
Other comprehensive income:
Unrealized holding losses on securities available for sale (net of deferred tax benefit of $1,006)	—	—	—	—	—	(2,364)	(2,364)
Reclassification adjustment for gains on securities available for sale included in fee revenue (net of tax expense of $166)	—	—	—	—	—	(262)	(262)
Unrealized losses on derivative financial instruments qualifying as cash flow hedges (net of deferred tax benefit of $1,063)	—	—	—	—	—	(1,903)	(1,903)

Comprehensive income				46,591		(4,529)	42,062
Cash dividends declared ($.24 per share)	—	—	—	(8,760)	—	—	(8,760)
Common stock issued for acquisition (2,701,747 shares)	—	2,702	60,707	—	—	—	63,409
Redemption of fractional shares (446 shares)	—	(1)	(10)	—	—	—	(11)
Exercise of stock options (177,179 shares)	—	—	(1,448)	—	2,707	—	1,259
Amortization of restricted stock awards	—	—	68	—	—	—	68
Tax benefit from options exercised	—	—	(192)	—	—	—	(192)
Retirement of preferred stock (11,100 shares)	(111)	—	—	—	—	—	(111)
Cash dividends declared on preferred stock ($.60 per share)	—	—	—	(9)	—	—	(9)

Balance, December 31, 2004	$448	$38,408	$155,076	$204,709	$(4,413)	$2,860	$397,088

See accompanying notes to consolidated financial statements

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Consolidated Statement of Cash Flows

For the Years Ended December 31, 2004, 2003 and 2002

(in thousands)

	2004	2003	2002
Operating activities:
Net income	$46,591	$38,118	$32,780
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	15,361	14,570	8,559
Provision for loan losses	7,600	6,300	6,900
Deferred income tax benefit	(1,048)	(1,046)	(848)
Securities gains, net	(428)	(497)	(637)
Employee stock grant	—	—	243
Change in assets and liabilities, net of effects of purchase acquisitions:
Other assets and interest receivable	(10,017)	(9,751)	(8,427)
Accrued expenses and other liabilities	2,286	8,578	(1,372)
Mortgage loans held for sale	(26,338)	17,739	(7,542)

Net cash provided by operating activities	34,007	74,011	29,656

Investing activities, net of effects of purchase acquisitions:
Proceeds from sales of securities available for sale	77,439	50,493	30,385
Proceeds from maturities and calls of securities available for sale	348,518	267,330	217,707
Purchases of securities available for sale	(612,688)	(387,037)	(333,092)
Net increase in loans	(425,569)	(318,836)	(379,296)
Purchases of premises and equipment	(15,144)	(14,382)	(12,993)
Net cash received from acquisitions	8,863	83,109	—
Proceeds from sale of other real estate	4,033	1,523	2,398

Net cash used in investing activities	(614,548)	(317,800)	(474,891)

Financing activities, net of effects of purchase acquisitions:
Net change in deposits	408,100	7,957	268,740
Net change in federal funds purchased and repurchase agreements	104,321	81,604	(56,951)
Proceeds from other borrowings	43	58,341	8,019
Repayments of other borrowings	(45,029)	(17,056)	(12,799)
Proceeds from FHLB advances	957,600	787,600	476,699
Repayments of FHLB advances	(862,614)	(648,116)	(274,963)
Proceeds from issuance of subordinated debt	—	35,000	31,500
Proceeds from exercise of stock options	1,259	6,322	724
Retirement of preferred stock	(111)	(1,167)	—
Purchase of treasury stock	—	(6,237)	(7,227)
Cash dividends on common stock	(8,372)	(6,545)	(5,085)
Cash dividends on preferred stock	(9)	(66)	(104)

Net cash provided by financing activities	555,188	297,637	428,553

Net change in cash and cash equivalents	(25,353)	53,848	(16,682)

Cash and cash equivalents at beginning of year	160,193	106,345	123,027

Cash and cash equivalents at end of year	$134,840	$160,193	$106,345

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

Operating Segments

Operating segments are components of a business about which separate financial information is available and evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assessing performance. Public companies are required to report certain financial information about operating segments in interim and annual financial statements. Although United’s operations are divided among 23 community banks, those banks have similar economic characteristics and are therefore aggregated into one operating segment for purposes of segment reporting. Because United has only one operating segment, segment information is not provided separate from the Consolidated Financial Statements.

Cash and Cash Equivalents

Cash equivalents include amounts due from banks, interest-bearing deposits in banks, and federal funds sold. Federal funds are generally sold for one-day periods and interest-bearing deposits in banks mature within a period less than 90 days.

Investment Securities

United classifies its securities in one of three categories: held to maturity, available for sale, or trading. Trading securities are bought and held principally for the purpose of selling them in the near term. Held to maturity securities are those securities for which United has the ability and intent to hold until maturity. All other securities are classified as available for sale. At December 31, 2004 and 2003, all securities were classified as available for sale.

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

Investment Securities, continued

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

Mortgage Loans Held for Sale

Mortgage loans held for sale are carried at the lower of aggregate cost or market value. The amount by which cost exceeds market value is accounted for as a valuation allowance. Changes in the valuation allowance are included in the determination of net income for the period in which the change occurs. No market valuation allowances were required at December 31, 2004 or 2003 since most loans are pre-sold before they are funded, and those loans not presold have market values that approximated the recorded basis.

Loans and Allowance for Loan Losses

All loans are stated at principal amount outstanding, net of any unearned revenue. Interest on loans is primarily calculated by using the simple interest method on daily balances of the principal amount outstanding.

The accrual of interest is discontinued when a loan becomes 90 days past due and is not both well collateralized and in the process of collection, or when management believes, after considering economic and business conditions and collection efforts, that the principal or interest will not be collectible in the normal course of business. When a loan is placed on nonaccrual status, previously accrued and uncollected interest is charged against interest revenue on loans. Generally, interest income is recognized on a cash basis on nonaccrual loans.

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued

(1)	Summary of Significant Accounting Policies, continued

Loans and Allowance for Loan Losses, continued

Management believes the allowance for loan losses is adequate at December 31, 2004. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review United’s allowance for loan losses. Such agencies may require United to recognize additions or deductions to the allowance based on their judgment and information available to them at the time of their examination.

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued

(1)	Summary of Significant Accounting Policies, continued

Stock-Based Compensation

United’s stock-based compensation plans are accounted for based on the intrinsic value method set forth in Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. Compensation expense for employee stock options is not recognized if the exercise price of the option equals or exceeds the fair value of the stock on the date of grant. Compensation expense for restricted share awards is ratably recognized over the period of service, usually the restricted period, based on the fair value of the stock on the date of grant. The following table illustrates the effect on net income and earnings per share if United had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, to stock-based compensation (in thousands, except per share data):

	2004	2003	2002
Net income available to common shareholders:
As reported	$46,582	$38,052	$32,676
Pro forma	45,843	37,594	32,024

Basic earnings per common share:
As reported	1.29	1.11	1.02
Pro forma	1.27	1.10	1.00

Diluted earnings per common share:
As reported	1.25	1.08	.99
Pro forma	1.23	1.07	.97

The weighted average fair value of options at grant date in 2004, 2003, and 2002 was $5.94, $3.47 and $3.23, respectively.

The fair value of options granted in 2004 was estimated on the date of grant using the Black-Scholes model with the following assumptions: dividend yield of 1%; a risk free interest rate ranging from 3.61% to 4.57%; expected volatility of 15%; and, an expected life of 7 years. The fair value of options granted in 2003 was estimated on the date of grant using the Black-Scholes model with the following assumptions: dividend yield of 1%; a risk free interest rate of 3.48%; expected volatility of 15%; and, an expected life of 7 years. The fair value of options granted in 2002 was estimated on the date of grant using the Black-Scholes model with the following assumptions: dividend yield of 1%; a risk free interest rate of 4.25%; expected volatility of 15%; and, an expected life of 7 years. Since United’s Nasdaq trading history dates back only to March 18, 2002, United used the Nasdaq Bank Index to determine volatility. The compensation expense included in the proforma results was determined based on the fair value at the time of grant multiplied by the number of options vested during the period, net of tax.

Derivative Instruments and Hedging Activities

United’s interest rate risk management strategy incorporates the use of derivative instruments to minimize fluctuations in net income that are caused by interest rate volatility. United’s goal is to manage interest rate sensitivity by modifying the repricing or maturity characteristics of certain balance sheet assets and liabilities so that the net interest margin is not, on a material basis, adversely affected by movements in interest rates. United views this strategy as a prudent management of interest rate sensitivity, such that net income is not exposed to undue risk presented by changes in interest rates.

In carrying out this part of its interest rate risk management strategy, United uses interest rate swap contracts. Interest rate swaps generally involve the exchange of fixed- and variable-rate interest payments between two parties, based on a common notional principal amount and maturity date. United’s hedging strategies involving interest rate swaps are classified as either Fair Value Hedges or Cash Flow Hedges, depending on the rate characteristics of the hedged item.

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

By using derivative instruments, United is exposed to credit and market risk. If the counterparty fails to perform, credit risk is equal to the extent of the fair-value gain in a derivative. When the fair value of a derivative contract is positive, this situation generally indicates that the counterparty is obligated to pay United, and, therefore, creates a repayment risk for United. When the fair value of a derivative contract is negative, United is obligated to pay the counterparty and, therefore, it has no repayment risk. United minimizes the credit risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by United. From time to time, United may require the counterparties to pledge securities as collateral to cover the net exposure.

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

As of December 31, 2004, United had cash flow hedges with a notional amount of approximately $563 million for the purpose of converting floating rate assets to fixed rate. As of December 31, 2004, United recorded a liability of approximately $659 thousand for the fair value of these instruments. No hedge ineffectiveness from cash flow hedges was recognized in the statement of income. All components of each derivative’s gain or loss are included in the assessment of hedge effectiveness.

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

Reclassifications

Certain 2003 and 2002 amounts have been reclassified to conform to the 2004 presentation.

Stock Splits

United declared a three-for-two split of its common stock effective April 28, 2004 and a two-for-one split of its common stock effective May 29, 2002. All financial statements and per share amounts included in the financial statements and accompanying notes have been restated to reflect the change in the number of shares outstanding as of the beginning of the earliest period presented.

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

Exchanges of Non-monetary Assets

In December 2004, the FASB issued SFAS No. 153 Exchanges of Non-monetary Assets – an amendment of APB Opinion No. 29. SFAS No. 153 clarifies that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged, with a general exception for exchanges that have no commercial substance. SFAS No. 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this standard is not expected to have a material impact on United’s Consolidated Financial Statements.

Share-Based Payment

In December 2004, the FASB revised SFAS No. 123 (“SFAS No. 123 ®”). SFAS No. 123 ®, Share-Based Payment, requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Pro forma disclosure is no longer an alternative to financial statement recognition. SFAS No. 123 ® is effective for periods beginning after June 15, 2005. United is still evaluating the transition provisions allowed by SFAS No. 123 ® and expects to adopt in the third quarter of 2005. The financial statement impact is not expected to be materially different from that shown in the existing pro forma disclosure required under the original SFAS No. 123.

Meaning of Other-Than-Temporary Impairment

In March 2004, The Emerging Issues Task Force (“EITF”) issued EITF 03-1 The Meaning of Other-Than-Temporary Impairment and its Application to certain Investments (“EITF 03-1”). EITF 03-1 provides guidance for evaluating whether an investment is other-than-temporarily impaired. The disclosure guidance was effective for other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004 whereas the recognition and measurement guidance has been deferred. The disclosures required by EITF 03-1 are included in Note 5 to the Consolidated Financial Statements. In 2004, United recognized $450,000 in impairment loss on an investment in FHLMC preferred stock where the market value loss was considered other-than-temporary. The loss is included in net securities gains on the Consolidated Statement of Income.

Employers’ Disclosures about Pensions and Other Postretirement Benefits

In December 2003, the Financial Accounting Standards Board (“FASB”) revised SFAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits. This statement retains the disclosures required by the original SFAS No. 132 and requires additional disclosures about the assets, obligations, cash flows and net periodic benefit costs of defined benefit pension and postretirement plans. In addition, this statement requires interim period disclosure of the components of net period benefit cost and contributions if significantly different from previously reported amounts. This standard did not have a material effect on United’s financial position, results of operations, or disclosures.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued

(2)	Recent Accounting Pronouncements, continued

Accounting for Certain Loans or Debt Securities Acquired in a Transfer on Purchased Loans

In December 2003, the AICPA issued SOP 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. In general, this SOP applies to purchased impaired loans, i.e., loans that a bank has purchased, including those acquired in a purchase business combination, when there is evidence of deterioration of credit quality since the origination of the loan and it is probable, at the purchase date, that the bank will be unable to collect all contractually required payments receivable. The SOP applies to loans acquired in fiscal years beginning after December 15, 2004, with early adoption permitted. The SOP does not apply to the loans that a bank has originated.

Under this SOP, a purchased impaired loan is initially recorded at its purchase price (in a purchase business combination, the present value of amounts to be received). The SOP limits the yield that may be accreted on the loan (the accretable yield) to the excess of the bank’s estimate of the undiscounted principal, interest and other cash flows expected at acquisition to be collected on the loan over the bank’s initial investment in the loan. The excess of contractually required cash flows over the cash flows expected to be collected on the loan, which is referred to as the nonaccretable difference, must not be recognized as an adjustment of yield, loss accrual, or valuation allowance. Neither the accretable yield, nor the nonaccretable difference may be shown on the balance sheet. After acquisition, increases in the cash flows expected to be collected generally should be recognized prospectively as an adjustment of the loan’s yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as an impairment.

The SOP prohibits a bank from “carrying over” or creating valuation allowances in the initial accounting for purchased impaired loans. This prohibition applies to the purchase of an individual impaired loan, a pool or group of impaired loans, and impaired loans acquired in a purchase business combination. The adoption of this standard is not expected to have a material impact on United’s Consolidated Financial Statements.

Consolidation of Variable Interest Entities

In January 2003, the FASB issued FASB Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities (“VIE”), which provides guidance on how to identify a VIE and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE are to be included in an entity’s consolidated financial statements. A VIE exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investors lack one of three characteristics associated with owning a controlling financial interest. Those characteristics include the direct or indirect ability to make decisions about an entity’s activities through voting rights or similar rights, the obligation to absorb the expected losses of an entity if they occur, or the right to receive the expected residual returns of the entity if they occur.

In October 2003, the FASB issued FASB Staff Position FIN 46-6, Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which deferred the effective date until December 31, 2003 for calendar year-end companies for applying the provisions of FIN 46 for interests held in entities created or acquired before February 1, 2003, with partial early adoption permitted. United applied the provisions of FIN 46 to its three wholly-owned subsidiary trusts that have issued capital securities to third-party investors and to certain direct and indirect interests in investment partnerships beginning January 1, 2004. The application of FIN 46 resulted in the deconsolidation of the three wholly-owned subsidiary trusts. The assets and liabilities of the subsidiary trusts that were deconsolidated totaled approximately $37.1 million at December 31, 2003. Deconsolidation resulted in increases in other assets and other borrowings of approximately $1.1 million, each in 2004.

(3)	Mergers and Acquisitions

On December 1, 2004 United acquired 100 percent of the outstanding common shares of Liberty National Bancshares, Inc. (“Liberty”), a community bank holding company headquartered in Conyers, Georgia. Liberty’s results of operations are included in consolidated financial results from the acquisition date. Liberty was the parent company of Liberty National Bank, a community bank with offices serving the east side of metropolitan Atlanta. United has continued to focus on expanding its presence in metropolitan Atlanta due to the attractive demographics. The aggregate purchase price was approximately $35.5 million, including approximately $3.0 million of cash and 1,372,658 shares of United’s common stock valued at approximately $32.5 million. The value of the common shares issued of $23.62 per share was determined based on the average of the closing market price of United’s common shares over the two-day period before and after the terms of the acquisition were agreed to and announced.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued

(3)	Mergers and Acquisitions, continued

On November 1, 2004 United acquired 100 percent of the outstanding common shares of Eagle National Bank (“Eagle”), a community bank headquartered in Stockbridge, Georgia. Eagle’s results of operations are included in consolidated financial results from the acquisition date. Eagle has two banking offices serving the south side of metropolitan Atlanta. The acquisition of Eagle further enhances United’s presence in the metropolitan Atlanta market. The aggregate purchase price was approximately $11.9 million, including approximately $2.4 million of cash and 414,462 shares of United’s common stock valued at approximately $9.5 million. The value of the common shares issued of $22.84 per share was determined based on the average of the closing market price of United’s common shares over the two-day period before and after the terms of the acquisition were agreed to and announced.

On June 1, 2004, United acquired all of the outstanding common shares of Fairbanco Holding Company, Inc. (“Fairbanco”), a thrift holding company headquartered in Fairburn, Georgia. Fairbanco’s results of operations are included in consolidated financial results from the acquisition date. Fairbanco Holding Company was the parent company of 1st Community Bank, with 5 banking offices serving Atlanta’s southern metropolitan area. The aggregate purchase price was $23.6 million including $2.7 million of cash and 914,627 shares of United’s common stock valued at $20.9 million. The value of the common shares issued of $22.91 was determined based on the average market price of United’s common shares over the two-day period before and after the terms of the acquisition were agreed to and announced.

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

On May 1, 2003, United acquired 100 percent of the outstanding common shares of First Georgia Holding (“First Georgia”), a community bank holding company headquartered in Brunswick, Georgia. First Georgia’s results of operations are included in consolidated financial results from the acquisition date. First Georgia was the parent company of First Georgia Bank, a community bank with offices serving the south Georgia coast along the Interstate 95 corridor. United targeted coastal Georgia for potential expansion due to the attractive demographics and the similarities to its existing markets. The aggregate purchase price was approximately $42.1 million, including approximately $12.8 million of cash and 1,765,947 shares of United’s common stock valued at approximately $29.3 million. The value of the common shares issued of $16.58 per share was determined based on the average of the closing market price of United’s common shares over the two-day period before and after the terms of the acquisition were agreed to and announced.

On March 31, 2003, United acquired 100 percent of the outstanding common shares of First Central Bancshares, Inc. (“First Central”) a community bank holding company headquartered in Lenoir City, Tennessee. First Central’s results of operations are included in consolidated financial results from the acquisition date. First Central was the parent company of First Central Bank, a community bank with 8 banking offices serving east Tennessee in the Knoxville MSA and surrounding markets. United had long sought to enter the east Tennessee market with its attractive demographics and its close proximity to United’s existing markets. The aggregate purchase price was approximately $29.6 million, including approximately $9 million of cash and 1,231,740 shares of United’s common stock valued at approximately $20.6 million. The value of the common shares issued of $16.73 per share was determined based on the average closing market price of United’s common shares over the two-day period before and after the terms of the acquisition were agreed to and announced.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued

(3)	Mergers and Acquisitions, continued

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of each acquisition in 2004 net of cash paid as part of the purchase price consideration (in thousands) :

	Fairbanco	Eagle	Liberty
Assets Acquired:
Cash and cash equivalents	$64,995	$7,698	$12,572
Investment securities	30,485	7,030	15,690
Loans, net	92,383	50,890	152,400
Premises and equipment	1,255	3,520	4,488
Core deposit intangible	2,820	440	1,995
Goodwill	12,925	7,934	23,999
Other assets	5,636	373	871

Total assets acquired	210,499	77,885	212,015

Liabilities Assumed:
Deposits	175,947	67,287	171,732
Other borrowed funds	10,390	—	2,500
Other liabilities	2,662	1,128	5,358

Total liabilities assumed	188,999	68,415	179,590

Net assets acquired	$21,500	$9,470	$32,425

Core deposit intangibles related to the 2004 acquisitions are being amortized over a period of 10 years. Goodwill resulting from the acquisitions of Fairbanco, Eagle and Liberty, in 2004, First Central and First Georgia, in 2003 will not be amortized nor deductible for tax purposes. Goodwill resulting from the North Carolina branch acquisitions will not be amortized but will be deductible for tax purposes.

At December 31, 2004, accrued merger costs of $5.6 million remained unpaid relating to acquisitions closed in 2004 and 2003, including unpaid merger-related charges for both the Liberty and Eagle transactions. The severance and related costs include change in control payments related to the Liberty and Eagle transactions, as well as overtime compensation related to systems conversions for the Liberty transaction. Professional fees include investment banker fees and remaining legal fees related to the two business combinations completed during the fourth quarter of 2004. Contract termination costs include amounts owed to service providers as a result of early termination of service contracts related to the acquisitions completed during 2004 and 2003. All of these costs are expected to be paid in 2005. At December 31, 2003, United had unpaid accrued merger costs of $1.3 million. These accrued costs were expected to be paid during 2004, however $989,000 remained unpaid at December 31, 2004 which primarily related to one contract termination charge that is in dispute.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued

(3)   Mergers and Acquisitions, continued

A reconciliation of the accrued merger costs is below (in thousands):

			Amounts
	Beginning	Purchase	Charged to	Amounts	Ending
	Balance	Adjustments	Earnings	Paid	Balance
2004

Severance and related costs	$85	$1,359	$203	$(883)	$764
Professional fees	140	1,197	407	(990)	754
Contract termination costs	900	4,340	119	(1,505)	3,854
Other merger-related expenses	127	136	141	(157)	247

Totals	$1,252	$7,032	$870	$(3,535)	$5,619

2003

Severance and related costs	$—	$1,107	$135	$(1,157)	$85
Professional fees	—	192	885	(937)	140
Contract termination costs	—	1,039	566	(705)	900
Other merger-related expenses	173	16	502	(564)	127

Totals	$173	$2,354	$2,088	$(3,363)	$1,252

The financial information below presents the proforma earnings of United assuming that the results of operations of First Central, First Georgia, Fairbanco, Eagle and Liberty were included in consolidated earnings for the full years of 2004 and 2003.

	2004	2003
Total revenue	$206,221	$181,755
Net income	42,455	33,138

Diluted earnings per common share	1.09	.86

Included in the proforma earnings for 2004 and 2003 were executive change in control payments and other severance costs of $3.7 million and $3.5 million, respectively, contract termination costs of $3.4 million and $1.6 million, respectively, and other costs of $1.1 million and $1.5 million, respectively, for incompatible and unusable equipment. The effective tax rates for 2004 and 2003 have been adjusted to reflect charges that are not tax deductible.

(4)	Cash Flows

United paid approximately $73 million, $70 million and $78 million in interest on deposits and other borrowings during 2004, 2003 and 2002, respectively. In connection with United’s 2004 acquisitions of Liberty, Eagle and Fairbanco, assets having a fair value of approximately $500 million were acquired and liabilities totaling approximately $437 million were assumed. In connection with United’s 2003 acquisitions of First Central, First Georgia and three branches in western North Carolina, assets having a fair value of approximately $520 million were acquired, and liabilities totaling approximately $500 million were assumed.

During 2004, 2003 and 2002, loans having a carrying value of $7.3 million, $8.2 million and $7.9 million, respectively, were transferred to other real estate.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued

(5)	Securities Available for Sale

The cost basis, unrealized gains and losses, and fair value of securities available for sale at December 31, 2004 and 2003 are listed below (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
As of December 31, 2004

U.S. Treasuries	$4,600	$—	$24	$4,576
U.S. Government agencies	278,274	1,287	296	279,265
State and political subdivisions	54,402	2,271	20	56,653
Mortgage-backed securities	534,927	3,687	1,819	536,795
Other	2,513	176	—	2,689

Total	$874,716	$7,421	$2,159	$879,978

As of December 31, 2003

U.S. Government agencies	$136,220	$1,306	$312	$137,214
State and political subdivisions	56,135	3,232	20	59,347
Mortgage-backed securities	455,023	5,011	868	459,166
Other	3,453	711	—	4,164

Total	$650,831	$10,260	$1,200	$659,891

The following summarizes securities in an unrealized loss position as of December 31, 2004 and 2003 (in thousands):

	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
As of December 31, 2004

U.S. Treasuries	$4,576	$24	$—	$—	$4,576	$24
U.S. Government agencies	78,229	264	1,692	32	79,921	296
State and political subdivisions	644	3	396	17	1,040	20
Mortgage-backed securities	207,999	1,445	16,826	374	224,825	1,819

Total unrealized loss position	$291,448	$1,736	$18,914	$423	$310,362	$2,159

As of December 31, 2003

U.S. Government agencies	$35,021	$312	$—	$—	$35,021	$312
State and political subdivisions	377	18	19	2	396	20
Mortgage-backed securities	100,156	868	—	—	100,156	868

Total unrealized loss position	$135,554	$1,198	$19	$2	$135,573	$1,200

During 2004, United recognized losses of $450,000 on FHLMC preferred securities which are included in other investments as a component of Other Assets. These losses were considered to be “other-than-temporary impairment”. Management believes that there are no remaining unrealized losses as of December 31, 2004 that represent an other-than-temporary impairment. These unrealized losses are primarily attributable to changes in interest rates and United has both the intent and ability to hold the securities for a time necessary to recover the amortized cost. The unrealized losses reported for mortgage-backed securities relate primarily to securities issued by FNMA, FHLMC and private institutions.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued

(5)	Securities Available for Sale, continued

The amortized cost and fair value of the investment securities at December 31, 2004, by contractual maturity, is presented in the following table (in thousands). Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
U.S. Treasuries:
Within 1 year	$4,600	$4,576

U.S. Government agencies:
Within 1 year	6,931	6,976
1 to 5 years	78,244	78,412
5 to 10 years	150,097	150,619
More than 10 years	43,002	43,258

	278,274	279,265

State and political subdivisions:
Within 1 year	5,913	5,929
1 to 5 years	21,608	22,355
5 to 10 years	20,160	21,432
More than 10 years	6,721	6,937

	54,402	56,653

Other:
Within 1 year	2,513	2,689

Total securities other than mortgage-backed securities:
Within 1 year	19,957	20,170
1 to 5 years	99,852	100,767
5 to 10 years	170,257	172,051
More than 10 years	49,723	50,195

Mortgage-backed securities	534,927	536,795

	$874,716	$879,978

The following summarizes securities sales activities for the years ended December 31, 2004, 2003 and 2002 (in thousands):

	2004	2003	2002
Proceeds from sales	$77,439	$50,493	$30,385

Gross gains on sales	$980	$783	$701
Gross losses on sales	552	286	64

Net gains on sales of securities	$428	$497	$637

Income taxes attributable to sales	$166	$174	$223

At December 31, 2004 and 2003, securities with a carrying value of $821 million and $629 million, respectively, were pledged to secure public deposits and Federal Home Loan Bank (“FHLB”) advances.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued

(6)	Loans and Allowance for Loan Losses

Major classifications of loans at December 31, 2004 and 2003, are summarized as follows (in thousands):

	2004	2003
Commercial (commercial and industrial)	$211,850	$190,189
Commercial (secured by real estate)	966,558	776,591

Commercial	1,178,408	966,780
Construction (secured by real estate)	1,304,526	927,087
Residential mortgage	1,101,653	981,961
Installment	150,318	140,169

Total loans	3,734,905	3,015,997

Less - allowance for loan losses	47,196	38,655

Loans, net	$3,687,709	$2,977,342

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

United had $2,703,000 and $536,000 of loans classified as impaired at December 31, 2004 and 2003, respectively, for which specific reserves of $676,000 and $118,000, respectively had been allocated. United’s policy is to recognize interest revenue on a cash basis for loans classified as impaired.

Changes in the allowance for loan losses are summarized as follows (in thousands):

	2004	2003	2002
Balance at beginning of year	$38,655	$30,914	$27,124
Provision for loan losses	7,600	6,300	6,900
Charge-offs	(5,488)	(5,269)	(4,303)
Recoveries	1,871	1,172	1,193
Allowance acquired through acquisitions	4,558	5,538	—

Balance at end of year	$47,196	$38,655	$30,914

In the ordinary course of business, the Banks grant loans to executive officers and Directors, including their immediate families and companies with which they are associated. Management believes that such loans are made substantially on the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other customers. The following is a summary of such loans outstanding and the activity in these loans for the year ended December 31, 2004 (in thousands):

Balances at December 31, 2003	$19,709
New loans	25,477
Repayments	(22,757)
Adjustment for changes in executive officers and directors	(807)

Balances at December 31, 2004	$21,622

At December 31, 2004, loans with a carrying value of $861 million were pledged as collateral to secure FHLB advances.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued

(7)	Premises and Equipment

Premises and equipment at December 31, 2004 and 2003, (in thousands):

	2004	2003
Land and land improvements	$31,575	$24,051
Buildings and improvements	62,380	50,913
Furniture and equipment	49,532	40,405
Construction in progress	2,352	6,058

	145,839	121,427

Less - accumulated depreciation	42,160	33,988

Premises and equipment, net	$103,679	$87,439

Depreciation expense was approximately $8.2 million, $7.2 million and $6.3 million for 2004, 2003 and 2002, respectively.

(8)	Goodwill and Other Intangible Assets

A summary of changes in goodwill for the years ended December 31, 2004 and 2003, (in thousands):

	2004	2003
Beginning balance	$59,103	$10,053
Goodwill acquired	44,858	49,050
Purchase adjustments	585	—

Ending balance	$104,546	$59,103

United has finite-lived intangible assets capitalized on its balance sheet in the form of core deposit intangibles. These intangible assets are amortized over their estimated useful lives of no more than 15 years.

A summary of core deposit intangible assets as of December 31, 2004 and 2003, (in thousands):

	2004	2003
Gross carrying amount	$21,812	$16,556
Less: accumulated amortization	5,151	3,477

Net carrying amount	$16,661	$13,079

Amortization expense on finite-lived intangible assets was $1,674,000 in 2004, $1,065,000 for 2003 and $340,000 for 2002. Amortization expense for each of the years 2005 through 2009 is estimated to be approximately $2.0 million.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued

(9)	Deposits

The aggregate amount of time deposit accounts with a minimum denomination of $100,000 was approximately $567 million and $406 million at December 31, 2004 and 2003, respectively.

At December 31, 2004, the contractual maturities of time deposits are summarized as follows (in thousands):

Maturing In:
2005	$1,207,719
2006	410,960
2007	171,791
2008	88,631
2009	37,548
thereafter	3,898

$1,920,547

At December 31, 2004, United held $373 million in certificates of deposit obtained through the efforts of third party brokers. At December 31, 2003, the Banks held $237 million of such certificates of deposit. The daily average balance of these brokered deposits totaled $382 million in 2004. The weighted average rates paid during 2004 and 2003 were 2.28% and 2.2%, respectively, and the weighted average rate as of December 31, 2004 was 2.15%. These deposits have maturity dates ranging from 1 week to 5 years.

At December 31, 2004 and 2003, $1,505,000 and $1,574,000 in overdrawn deposit accounts were reclassified as loans. No specific allowance for loan losses was deemed necessary at December 31, 2004 and 2003.

(10)	Federal Home Loan Bank Advances

At December 31, 2004, the Banks had advances totaling approximately $738 million from the FHLB of which approximately $255 million are fixed rate advances and the remaining approximately $483 million are variable. At December 31, 2003, the Banks had advances totaling approximately $635 million. Monthly interest payments and principal payments are due at various maturity dates and interest rates ranging from 1.04% to 6.59% at December 31, 2004. At December 31, 2004, the weighted average interest rate on FHLB advances was 2.84%. The FHLB advances are collateralized by commercial (secured by real estate) and residential mortgage loans, investment securities and FHLB stock.

At December 31, 2004, the maturities and current rates of outstanding advances were as follows (in thousands):

	Amount
Maturing In:	Maturing	Current Rate Range
2005	$382,447	1.79%	—	6.26%
2006	109,500	1.62	—	5.18
2007	35,000	2.82	—	3.25
2008	96,000	1.04	—	5.87
2009	53,000	3.26	—	5.35
thereafter	62,000	2.85	—	6.59

	$737,947

Timing of principal payments may differ from the maturity schedule shown above as some advances include call options that allow the FHLB to require repayment prior to the maturity date.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued

(11) Other Borrowings

     Other borrowings at December 31, 2004 and 2003 consisted of the following (in thousands):

			Stated
	Amount	Issue	Maturity	Earliest	Interest
	Outstanding	Date	Date	Call Date	Rate
As of December 31, 2004

2002 subordinated debentures	$31,500	2002	2012	2012	6.750%
2003 subordinated debentures	35,000	2003	2015	2010	6.250
Convertible subordinated debentures	3,100	1996	2006	1996	Prime + .25

Total subordinated debentures	69,600

United Community Statutory Trust I	5,155	2000	2030	2010	10.600
United Community Capital Trust II	10,309	2000	2030	2010	11.295
United Community Capital Trust	21,650	1998	2028	2008	8.125
Fairbanco Capital Trust I	5,155	2002	2032	2007	LIBOR + 3.65

Total trust preferred securities	42,269

Commercial paper	2,010

Total other borrowings	$113,879

As of December 31, 2003

2002 subordinated debentures	$31,500	2002	2012	2012	6.750
2003 subordinated debentures	35,000	2003	2015	2010	6.250
Convertible subordinated debentures	3,100	1996	2006	1996	Prime + .25

Total subordinated debentures	69,600

United Community Statutory Trust I	5,000	2000	2030	2010	10.600
United Community Capital Trust II	10,000	2000	2030	2010	11.295
United Community Capital Trust	21,000	1998	2028	2008	8.125

Total trust preferred securities	36,000

Commercial paper	1,996
Lines of credit	45,000

Total other borrowings	$152,596

Interest is paid semiannually for all subordinated debentures and trust preferred securities except the convertible subordinated debentures and Fairbanco Capital Trust I for which interest is paid quarterly.

Subordinated Debentures

Subordinated debentures qualify as Tier II capital under risk based capital guidelines. The 2003 subordinated debentures are callable at par on September 30, 2010 and September 30 of each year thereafter. If not called, the interest rate increases to 7.50% and remains at that rate until maturity until it is called.

The convertible subordinated debentures are exercisable at any time, and may be converted into shares of common stock of United at the price of $8.33 per share, subject to adjustment for splits and stock dividends. At both December 31, 2004 and 2003, certain Directors and executive officers of United held convertible debentures totaling $1,925,000.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued

(11)	Other Borrowings, continued

Trust Preferred Securities

Trust preferred securities qualify as Tier I capital under risk based capital guidelines subject to certain limitations. The trust preferred securities are mandatorily redeemable upon maturity, or upon earlier redemption at a premium as provided in the indentures.

At December 31, 2004, United had previously established wholly-owned statutory business trusts (“issuer trusts”) that issued guaranteed preferred beneficial interests in United’s junior subordinated deferrable interest debentures. Prior to FIN 46, these issuer trusts were consolidated subsidiaries of United; the preferred securities were included in United’s consolidated balance sheet and the retained common capital securities of the issuer trusts were eliminated against United’s investment in the issuer trusts. Distributions on the preferred securities were recorded as interest expense in the consolidated statement of income.

As a result of the adoption of FIN 46, United deconsolidated all of the issuer trusts and reflected the junior subordinated deferrable interest debentures issued by United to the issuer trusts totaling $42.3 million in the consolidated balance sheet. Interest expense on the corresponding junior subordinated debentures was recorded as interest expense in the consolidated statement of income. United also recorded the common capital securities issued by the issuer trusts in other assets in its consolidated balance sheet at December 31, 2004. The effect of adopting FIN 46 effective January 1, 2004 was to increase was to increase other assets and other borrowings by $1,114,000, the amount of the capital securities of the issuer trusts.

Lines of Credit

United has a line of credit agreement with a financial institution to borrow up to $40 million with an interest rate indexed to the prime rate. The agreement is renewable each year. United has pledged the stock of its North Carolina and Tennessee bank subsidiaries as collateral securing any amounts outstanding on the line of credit. There were no borrowings outstanding under this agreement as of December 31, 2004 or December 31, 2003.

United has a joint credit agreement with two financial institutions to borrow up to $45 million with interest based on LIBOR, adjusted monthly. The agreement is renewable annually, and United has pledged the common stock of its Georgia bank subsidiary as collateral securing any amounts outstanding on the line of credit. There were no borrowings outstanding under this agreement as of December 31, 2004. At December 31, 2003, $45 million was outstanding under this agreement.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued

(12)	Earnings Per Share

United is required to report on the face of the statement of income, earnings per common share with and without the dilutive effects of potential common stock issuances from instruments such as options, convertible securities and warrants. Basic earnings per common share is based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per common share. During 2004, 2003 and 2002, United paid dividends to Series A preferred stockholders totaling $9,000, $66,000 and $104,000, respectively.

The following table sets forth the computation of basic and diluted earnings per common share for the years ended December 31, 2004, 2003 and 2002 (in thousands, except per share data):

	2004	2003	2002
Net income available to common shareholders	$46,582	$38,052	$32,676
Effects of convertible debentures	91	95	113

Diluted net earnings	$46,673	$38,147	$32,789

Earnings per common share:
Basic	$1.29	$1.11	$1.02
Diluted	1.25	1.08	.99

Weighted average common shares:
Basic	36,071	34,132	32,062

Effect of dilutive securities:
Stock options	830	715	759
Convertible debentures	372	405	420

Diluted	37,273	35,252	33,241

(13)	Income Taxes

Income tax expense (benefit) for the years ended December 31, 2004, 2003 and 2002 is as follows (in thousands):

	2004	2003	2002
Current	$25,945	$21,413	$17,974
Deferred	(1,048)	(1,046)	(848)

Total income taxes	$24,897	$20,367	$17,126

The differences between the provision for income taxes and the amount computed by applying the statutory federal income tax rate (of 35%) to pretax earnings are as follows (in thousands):

	2004	2003	2002
Pretax earnings at statutory rates	$25,021	$20,470	$17,467
Add (deduct):
State taxes, net of federal benefit	1,591	917	1,067
Tax-exempt interest revenue	(868)	(1,149)	(1,123)
Nondeductible interest expense	67	95	164
Tax credits	(271)	(193)	—
Other	(643)	227	(449)

	$24,897	$20,367	$17,126

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued

(13)	Income Taxes, continued

The following summarizes the sources and expected tax consequences of future taxable deductions (revenue) which comprise the net deferred tax asset at December 31, 2004 and 2003, which is included in other assets (in thousands):

	2004	2003
Deferred tax assets:
Allowances for loan losses	$17,808	$14,793
Accrued expenses	3,762	2,075
Net operating loss and credit carryforwards	109	100
Unrealized losses on cash flow hedges	256	—
Other	340	—

Total deferred tax assets	22,275	16,968

Deferred tax liabilities:
Unrealized gains on investment securities	1,999	3,171
Premises and equipment	5,452	2,626
Acquired intangible assets	3,534	2,344
Unrealized gains on cash flow hedges	—	807
Other	—	13

Total deferred tax liabilities	10,985	8,961

Net deferred tax asset	$11,290	$8,007

During 2004, 2003 and 2002, United made income tax payments of approximately $26.5 million, $20.5 million and $19.0 million, respectively.

At December 31, 2004, United had state tax loss carryforwards of approximately $4.6 million and federal tax loss carryforwards of approximately $700,000. The state tax loss carryforwards begin to expire in 2020 and the federal tax loss carry forwards begin to expire in 2023, if not previously utilized.

(14)	Employee Benefit Plans

United offers a defined contribution 401(k) and Profit Sharing Plan (“Plan”) that covers substantially all employees meeting certain minimum service requirements. The Plan allows employees to make pre-tax contributions to the Plan and United matches these employee contributions dollar-for-dollar up to 5% of eligible compensation, subject to Plan and regulatory limits. United also makes discretionary profit sharing contributions of up to 3.5% of eligible compensation based on earnings performance. Employees begin to receive matching contributions after completing one year of service and benefits vest after three years of service. United’s Plan is administered in accordance with applicable laws and regulations. Compensation expense related to the Plan totaled $3,185,000, $2,897,000 and $2,206,000 in 2004, 2003 and 2002, respectively.

United provides defined post-retirement benefits to certain executive officers and other key employees. Prior to January 1, 2004, those benefits were provided through an indexed retirement plan that provided split-dollar death benefits to the named beneficiaries of covered employees in addition to an annual post-retirement benefit. Effective January 1, 2004, United terminated the indexed retirement plan and split-dollar benefit and replaced it with a modified retirement plan that provides a defined post-retirement benefit to covered employees. The insurance policies that provided the split-dollar benefits are classified as Bank Owned Life Insurance. At December 31, 2004 and 2003, the cash surrender value of the insurance policies was approximately $20.8 million and $18.5 million, respectively. Expenses incurred for these post-retirement benefits were approximately $675,000, $624,000 and $579,000 for 2004, 2003 and 2002, respectively.

On October 21, 2004, United entered into a deferred compensation plan for its executive officers and certain other key employees and members of the holding company’s Board of Directors. The deferred compensation plan provides for the pre-tax deferral of compensation, fees and other specified benefits.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued

(14)	Employee Benefit Plans, continued

The deferred compensation plan permits each participant to elect to defer a portion of his or her base salary or bonus and permits each director participant to elect to defer all or a portion of his or her director’s fees. Further, the deferred compensation plan allows for additional contributions by a participant, with matching contributions by United, for amounts that exceed the allowable amounts under the tax-qualified 401(k) plan. During 2004, United recognized $117,000 in matching contributions for this provision of the deferred compensation plan. The Board of Directors may elect to make a discretionary contribution to any or all participants.

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

As of December 31, 2004 and 2003, the Banks were categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must exceed the well capitalized guideline ratios, as set forth in the table, and meet certain other requirements. Management believes that the Banks exceed all well capitalized requirements, and there have been no conditions or events since year-end that would change the status of well capitalized. The regulatory designation of “well capitalized” under prompt corrective action regulations is not applicable to United (a bank holding company). However, Regulation Y defines “well capitalized” for a bank holding company for the purpose of determining eligibility for a streamlined review process for acquisition proposals. For such purposes, “well capitalized” requires United to maintain a minimum Tier I risk-based capital ratio of 6% and a minimum total risk-based capital ratio of 10%.

Minimum amounts required for capital adequacy purposes and to be well capitalized under prompt corrective action provisions are presented below for United and its significant subsidiaries (dollars in thousands).

	Regulatory		United				North
	Guidelines		(consolidated)		Georgia		Carolina
		Well
	Minimum	Capitalized	2004	2003	2004	2003	2004	2003
Risk-based ratios:
Tier I capital	4.0%	6.0%	8.3%	8.4%	9.2%	9.2%	8.6%	9.0%
Total capital	8.0	10.0	11.3	11.9	11.0	11.1	11.1	11.4
Leverage ratio	3.0	5.0	6.9	6.7	7.5	7.3	6.3	6.1

Tier I capital			$319,852	$259,132	$264,115	$219,377	$57,735	$52,483
Total capital			436,648	366,672	314,073	264,243	73,953	66,908

Cash, Dividend, Loan and Other Restrictions

At December 31, 2004 and 2003, the Banks were required by the Federal Reserve Bank to maintain reserve cash balances of $37 million and $35 million, respectively. Federal and state banking regulations place certain restrictions on dividends paid by the Banks to United. At December 31, 2004, the Banks had approximately $27 million of retained earnings available for distribution to United in the form of dividends without requesting regulatory approval.

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

The following table summarizes, as of December 31, 2004 and 2003, the contract amount of off-balance sheet instruments (in thousands):

	2004	2003
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$667,524	$527,988
Commercial letters of credit	14,665	12,100

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

United may issue preferred stock in one or more series, up to a maximum of 10,000,000 shares. Each series shall include the number of shares issued, preferences, special rights and limitations as determined by the Board of Directors. At December 31, 2004 and 2003, there were 44,800 and 55,900, respectively, preferred shares issued and outstanding, which were issued as Series A non-cumulative preferred stock. The dividend rate of the preferred stock is 6% per annum, provided a dividend has been declared for the common shares. The holders of the preferred stock maintain a liquidation preference to the common stockholder. The preferred stock has no voting rights and United may redeem the preferred stock for an amount equal to the stated value plus the accrued dividend.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued

(18)	Stockholders’ Equity

During 2001, the Board of Directors authorized the repurchase of up to 1,500,000 shares of United’s outstanding common stock through the end of 2002 for general corporate purposes. Since that date, the Board of Directors increased the authorization to 2,250,000 shares and extended it to December 31, 2005. As of December 31, 2004, United repurchased a total of 1,332,000 shares under this authorization.

In 2000, the shareholders approved the 2000 Key Employee Stock Option Plan (“2000 Plan”). Under the original terms of the 2000 Plan, awards of 1,470,000 options, restricted stock awards, stock awards, performance share awards or stock appreciation rights could be granted for shares of United’s common stock. Options granted under the 2000 Plan can have an exercise price no less than the fair market value at the date of grant. Effective April 28, 2004, the plan was amended to increase the number of awards available for grant as of December 31, 2003 to 1,650,000. The number of awards available for grant is adjusted proportionately with the change in the number of shares outstanding. The general terms of the 2000 plan include a vesting period (usually four years) with an exercisable period not to exceed ten years. As of December 31, 2004, approximately 1,511,000 awards may be granted under the 2000 Plan. United has options outstanding under other plans with terms substantially the same as the 2000 plan. No options are available for grant under any of the other plans.

Certain acquired companies have had stock option plans for their key employees, that had provisions similar to United’s plan. Options under acquired plans were converted at the exchange ratio effective for common shares. Options outstanding under the plans are reflected in the following table as being assumed through acquisition. No options are available for grant under any of the acquired plans.

Options outstanding and activity for the years ended December 31, consisted of the following:

	2004		2003		2002
		Weighted Avg.		Weighted Avg.		Weighted Avg.
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Beginning of year	1,933,106	$12.56	2,273,108	$10.46	1,988,259	$9.71
Granted	323,104	24.12	500,250	16.53	479,550	13.25
Assumed - through acquisitions	91,841	6.97	99,278	19.20	—	—
Exercised	(199,035)	9.47	(707,846)	8.81	(100,031)	7.24
Cancelled	(30,350)	18.87	(231,684)	14.86	(94,670)	12.37

End of year	2,118,666	$14.28	1,933,106	$12.56	2,273,108	$10.46

The following is a summary of stock options outstanding at December 31, 2004:

Options Outstanding				Options Exercisable
		Weighted	Average		Weighted
Shares	Range	Average Price	Remaining Life	Shares	Average Price
381,832	$1.00 - 10.00	$7.41	3.7 years	381,832	$7.41
269,658	10.01 - 12.50	11.69	6.3 years	216,738	11.68
670,946	12.51 - 15.00	12.97	6.1 years	530,666	12.96
443,255	15.01 - 17.50	16.40	8.3 years	114,945	16.38
352,975	17.51 - 29.00	23.53	9.3 years	21,186	18.79

2,118,666	$1.00 - 29.00	$14.28	6.7 years	1,265,367	$11.47

In 2004, United awarded 17,300 restricted stock awards to employees under the 2000 Plan. In general, restrictions on shares granted to employees expire within the vesting period of the award which ranges from 43 to 60 months. The weighted-average grant-date fair value of restricted share awards granted in 2004 was $23.83. At December 31, 2004, 17,300 restricted shares remain unvested. Compensation expense of $68,000 was recorded in 2004 related to restricted share awards.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued

(18)	Stockholders’ Equity, continued

The table below shows the components of accumulated other comprehensive income at December 31, 2004 and 2003 (in thousands):

	2004	2003
Unrealized gains on securities available for sale, net of tax	$3,263	$5,889
Unrealized (losses) gains on derivative financial instruments qualifying as cash flow hedges, net of tax	(403)	1,500

Accumulated other comprehensive income	$2,860	$7,389

(19)	Fair Value of Financial Instruments

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

The short maturity of United’s assets and liabilities results in having a significant number of financial instruments whose fair value equals or closely approximates carrying value. Such financial instruments are reported in the following balance sheet captions: cash and cash equivalents, mortgage loans held for sale, federal funds purchased and repurchase agreements. Fair value of securities available for sale equals the balance sheet value. As of December 31, 2004 and 2003, the fair value of interest rate contracts used for balance sheet management was a payable of approximately $659 thousand and a receivable of approximately $2.3 million, respectively.

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

The carrying amount and fair values for other financial instruments included in United’s balance sheet at December 31, 2004 and 2003 are as follows (in thousands):

	2004		2003
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Assets:
Loans, net	$3,687,709	$3,698,806	$2,977,342	$2,999,057
Liablitities:
Deposits	3,680,516	3,696,071	2,857,449	2,890,796
Federal Home Loan Bank advances	737,947	753,699	635,420	681,915
Other borrowings	113,879	126,314	152,596	157,466

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued

(20) Condensed Financial Statements of United Community Banks, Inc. (Parent Only)

Statement of Income
For the Years Ended December 31, 2004, 2003 and 2002

(in thousands)

	2004	2003	2002
Dividends from subsidiaries	$18,000	$18,000	$16,750
Other	4,284	8,424	2,462

Total income	22,284	26,424	19,212

Interest	8,344	6,717	4,214
Other	6,782	7,684	5,988

Total expenses	15,126	14,401	10,202
Income tax benefit	3,770	2,188	2,651

Income before equity in undistributed income of subsidiaries	10,928	14,211	11,661

Equity in undistributed income of subsidiaries	35,663	23,907	21,119

Net income	$46,591	$38,118	$32,780

Balance Sheet
As of December 31, 2004 and 2003

(in thousands)

	2004	2003
Assets
Cash	$7,144	$56,105
Investment in subsidiaries	474,283	362,005
Subordinated debt issued by subsidiaries	23,000	23,000
Other assets	14,708	17,127

Total assets	$519,135	$458,237

Liabilities and Stockholders’ Equity
Subordinated debentures	$111,869	$106,714
Other borrowings	4,510	46,996
Other liabilities	5,668	5,154

Total liabilities	122,047	158,864

Stockholders’ equity	397,088	299,373

Total liabilities and stockholders’ equity	$519,135	$458,237

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued

(20) Condensed Financial Statements of United Community Banks, Inc. (Parent Only), continued

Statement of Cash Flows
For the Years Ended December 31, 2004, 2003 and 2002

(in thousands)

	2004	2003	2002
Operating activities:
Net income	$46,591	$38,118	$32,780
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of the subsidiaries	(35,663)	(23,907)	(21,119)
Depreciation, amortization and accretion	792	882	1,020
Change in assets and liabilities, net of effects of purchase acquisitions:
Other assets	2,309	(6,832)	942
Other liabilities	(412)	(1,816)	430

Net cash provided by operating activities	13,617	6,445	14,053

Investing activities, net of effects of purchase acquisitions:
Purchases of premises and equipment	(45)	(33)	(56)
Investment in subsidiaries	(6,000)	(1,500)	(15,000)
Purchases of subordinated debt issued by subsidiaries	—	(23,000)	—
Net cash received from acquisitions	(4,274)	(8,969)	—
Proceeds from sales of securities available for sale	—	—	245
Purchases of securities available for sale	(40)	(755)	(452)

Net cash used in investing activities	(10,359)	(34,257)	(15,263)

Financing activities, net of effects of purchase acquisitions:
Proceeds from issuance of subordinated debt	—	35,000	31,096
Net change in other borrowings	(44,986)	43,085	(4,866)
Proceeds from exercise of stock options	1,259	6,322	724
Retirement of preferred stock	(111)	(1,167)	—
Purchase of treasury stock	—	(6,237)	(7,227)
Cash dividends on common stock	(8,372)	(6,545)	(5,085)
Cash dividends on preferred stock	(9)	(66)	(104)

Net cash (used) provided by financing activities	(52,219)	70,392	14,538

Net change in cash	(48,961)	42,580	13,328

Cash at beginning of year	56,105	13,525	197

Cash at end of year	$7,144	$56,105	$13,525

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     During the past two years, United did not change accountants nor have any disagreements with its accountants on any matters of accounting principles or practices or financial statement disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     United’s management, including the Chief Executive Officer and Chief Financial Officer, supervised and participated in an evaluation of the company’s disclosure controls and procedures as of December 31, 2004.

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

Changes in Internal Control Over Financial Reporting

     No changes were made to United’s internal control over financial reporting during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, United’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

     United’s management is responsible for establishing and maintaining adequate internal control over financial reporting. United’s internal control over financial reporting is a process designed under the supervision of the Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of United’s financial statements for external purposes in accordance with generally accepted accounting principles.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

     United’s management assessed the effectiveness of United’s internal control over financial reporting a s of December 31, 2004 based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management determined that United maintained effective internal control over financial reporting as of December 31, 2004.

     Porter Keadle Moore, LLP, the independent registered public accounting firm that audited the consolidated financial statements of United included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of the effectiveness of United’s internal control over financial reporting as of December 31, 2004. The report, which expresses unqualified opinions on management’s assessment and on the effectiveness of United’s internal control over financial reporting as of December 31, 2004, is included in Item 8 of this Report under the heading “Report of Independent Registered Public Accounting Firm”.

ITEM 9B. OTHER INFORMATION

     There were no items required to be reported on Form 8-K during the fourth quarter of 2004 that were not reported on Form 8-K.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF UNITED

     The information contained under the headings “Information Regarding Nominees and Other Directors”, “Code of Ethical Conduct” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement to be used in connection with the solicitation of proxies for United’s 2005 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference. Pursuant to instruction 3 to paragraph (b) of Item 401 of Regulation S-K, information relating to the executive officers of United is included in Item 1 of this Report.

ITEM 11. EXECUTIVE COMPENSATION

     The information contained under the heading “Executive Compensation” in the Proxy Statement to be used in connection with the solicitation of proxies for United’s 2005 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information contained under the heading “Principal and Management Shareholders” and “Equity Compensation Awards” in the Proxy Statement to be used in connection with the solicitation of proxies for United’s 2005 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference. For purposes of determining the aggregate market value of United’s voting stock held by nonaffiliates, shares held by all directors and executive officers of United have been excluded. The exclusion of such shares is not intended to, and shall not, constitute a determination as to which persons or entities may be “Affiliates” of United as defined by the Commission.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information contained under the heading “Certain Relationships and Related Transactions” in the Proxy Statement to be used in connection with the solicitation of proxies for United’s 2005 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information contained under the heading “Independent Registered Public Accounting Firm” in the Proxy Statement to be used in connection with the solicitation of proxies for United’s 2005 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements.

The following consolidated financial statements are located in Item 8 of this Report:

Report of Independent Registered Public Accounting Firm on Management’s Assessment of Internal Controls
Report of Independent Registered Public Accounting Firm
Consolidated Statement of Income - Years ended December 31, 2004, 2003, and 2002
Consolidated Balance Sheet - December 31, 2004 and 2003
Consolidated Statement of Changes in Stockholders’ Equity - Years ended December 31, 2004, 2003, and 2002
Consolidated Statement of Cash Flows - Years ended December 31, 2004, 2003, and 2002
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

3.2
Amendment to the Restated Articles of Incorporation of United Community Banks, Inc. (incorporated herein by reference to Exhibit 3.3 to United Community Banks, Inc.’s Registration Statement on Form S-4, File No. 333-118893, filed with the Commission on September 9, 2004).

3.3
Amended and Restated Bylaws of United Community Banks, Inc., dated September 12, 1997 (incorporated herein by reference to Exhibit 3.1 to United Community Banks, Inc.’s Annual Report on Form 10-K, for the year ended December 31, 1997, File No. 0-21656, filed with the Commission on March 27, 1998).

4.1	See Exhibits 3.1, 3.2 and 3.3 for provisions of the Restated Articles of Incorporation, as amended, and Amended and Restated Bylaws, which define the rights of the Shareholders.

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

Exhibit No.	Exhibit
10.5
Amendment to United Community Banks, Inc. 2000 Key Employee Stock Option Plan, dated March 5, 2004 (incorporated herein by reference to United Community Banks, Inc.’s Registration Statement on Form S-4, filed on September 9, 2004).*

10.6
Loan and Stock Pledge Agreement dated June 27, 2003, as amended and restated as of October 30, 2003, by and between United Community Banks, Inc. and The Bankers Bank (incorporated herein by reference to Exhibit 10.5 to United Community Banks, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 0-21656, filed with the Commission on March 8, 2004).

10.7
Split-Dollar Agreement between United and Jimmy C. Tallent dated June 1, 1994 (incorporated herein by reference to Exhibit 10.11 to United Community Banks, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1994, File No. 0-21656).*

10.8
Form of Change of Control Severance Agreement by and between United Community Banks, Inc. and Jimmy C. Tallent, Thomas C. Gilliland and Ray K. Williams (incorporated herein by reference to Exhibit 10.1 to United Community Banks, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, File No. 0-21656, filed with the Commission on August 14, 2001).*

10.9
Change of Control Severance Agreement by and between United Community Banks, Inc. and Guy W. Freeman (incorporated herein by reference to Exhibit 10.2 to United Community Banks, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, File No. 0-21656, filed with the Commission on August 14, 2001).*

10.10
Change of Control Severance Agreement by and between United Community Banks, Inc. and Rex S. Schuette (incorporated herein by reference to Exhibit 10.11 to United Community Banks, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001, File No. 0-21656, filed with the Commission on March 15, 2002).*

10.11
Credit Agreement dated August 28, 2003, by and between United Community Banks, Inc., Marshall & Ilsley Bank and Compass Bank Bank (incorporated herein by reference to Exhibit 10.25 to United Community Banks, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 0-21656, filed with the Commission on March 8, 2004).

10.12	First Amendment to Credit Agreement date August 28, 2003, by and between United Community Banks, Inc., Marshall & Ilsley Bank and Compass Bank.

10.13	Second Amendment to Credit Agreement date August 28, 2003, by and between United Community Banks, Inc., Marshall & Ilsley Bank and Compass Bank.

10.14
United Community Bank Modified Retirement Plan, effective as of January 1, 2004 (incorporated herein by reference to Exhibit 10.1 to United Community Banks, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 0-21656, filed with the Commission on November 9, 2004).*

Exhibit No.	Exhibit
10.15
United Community Bank Deferred Compensation Plan, effective as of October 21, 2004 (incorporated herein by reference to Exhibit 10.2 to United Community Banks, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 0-21656, filed with the Commission on November 9, 2004).*

14
Code of Ethical Conduct (incorporated herein by reference to Exhibit 14 to United Community Banks, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 0-21656, filed with the Commission on March 8, 2004.).

21	Subsidiaries of United

23	Consent of Independent Registered Public Accounting Firm

24	Power of Attorney of certain officers and directors of United (included on Signature Page)

31.1	Certification by Jimmy C. Tallent, President and Chief Executive Officer of United Community Banks, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Rex S. Schuette, Executive Vice President and Chief Financial Officer of United Community Banks, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K pursuant to Item 15(c) of Form 10-K.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(a) of the Securities Exchange Act of 1934, United has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Blairsville, State of Georgia, on the 28th of February, 2005.

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of United in the capacities set forth and on the 22nd day of February, 2005.

/s/ Jimmy C. Tallent

Jimmy C. Tallent President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Robert L. Head, Jr.

Robert L. Head, Jr.
Chairman of the Board

/s/ W. C. Nelson, Jr.

W. C. Nelson, Jr. Vice Chairman of the Board

/s/ A. William Bennett

A. William Bennett
Director

/s/ Robert Blalock

Robert Blalock
Director

/s/ Guy W. Freeman

Guy W. Freeman
Director

/s/ Thomas C. Gilliland

Thomas C. Gilliland
Director

/s/ Charles E. Hill

Charles E. Hill
Director

/s/ Hoyt O. Holloway

Hoyt O. Holloway
Director

/s/ Clarence W. Mason, Sr.

Clarence W. Mason, Sr.
Director

/s/ Tim Wallis

Tim Wallis
Director

EXHIBIT INDEX

Exhibit No.	Description
10.12	First Amendment to Credit Agreement date August 28, 2003, by and between United Community Banks, Inc., Marshall & Ilsley Bank and Compass Bank.

10.13	Second Amendment to Credit Agreement date August 28, 2003, by and between United Community Banks, Inc., Marshall & Ilsley Bank and Compass Bank.

21	Subsidiaries of United

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification by Jimmy C. Tallent, President and Chief Executive Officer of United Community Banks, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Rex S. Schuette, Executive Vice President and Chief Financial Officer of United Community Banks, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002