Form 10-K/A
period 2004-12-31
UNITED COMMUNITY BANKS INC
filed 2005-03-18
CIK 857855

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE

United Community Banks, Inc. is filing this amendment on Form 10-K/A to its Form 10-K for the year ended December 31, 2004 to replace the unqualified opinion and consent of its independent registered public accounting firm with an updated opinion and consent. The original opinion did not include the fourth paragraph referencing the independent registered public accounting firm’s unqualified opinion on management’s assessment of the effectiveness of internal controls over financial reporting. A revised audit opinion and consent (Exhibit 23) referencing the independent registered public accounting firm’s unqualified opinion on management’s assessment of the effectiveness of internal controls over financial reporting are included as part of this amendment.

United Community Banks, Inc. is filing an unofficial PDF copy of the entire Form 10-K, as amended, with this amendment.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of United Community Banks, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 16, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of United Community Banks, Inc.’s internal control over financial reporting and an unqualified opinion on the effectiveness of United Community Banks, Inc.’s internal control over financial reporting.

Atlanta, Georgia
February 16, 2005

Certified Public Accountants

Suite 1800 · 235 Peachtree Street NE · Atlanta, Georgia 30303 · Phone 404-588-4200 · Fax 404-588-4222 · www.pkm.com

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(a) of the Securities Exchange Act of 1934, United has duly caused this Report on Form 10-K, as amended, to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Blairsville, State of Georgia, on the 17th of March, 2005.

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
Senior Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)

/s/ Jimmy C. Tallent

Jimmy C. Tallent President, Chief Executive Officer and Director (Principal Executive Officer)

*

Robert L. Head, Jr.
Chairman of the Board

*

W. C. Nelson, Jr. Vice Chairman of the Board

*

A. William Bennett
Director

*

Robert Blalock
Director

*

Guy W. Freeman
Director

*

Thomas C. Gilliland
Director

*

Charles E. Hill
Director

*

Hoyt O. Holloway
Director

*

Clarence W. Mason, Sr.
Director

*

Tim Wallis
Director

*By: /s/ Jimmy C. Tallent
Jimmy C. Tallent Attorney-in-fact