Form 10-Q
period 2005-03-31
UNITED COMMUNITY BANKS INC
filed 2005-05-06
CIK 857855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                      to

Commission file number 0-21656

UNITED COMMUNITY BANKS, INC.

(Exact name of registrant as specified in its charter)

Georgia	58-180-7304

(State of Incorporation)	(I.R.S. Employer Identification No.)

63 Highway 515
Blairsville, Georgia	30512

Address of Principal	(Zip Code)
Executive Offices

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

YES ☑ NO ☐

Common stock, par value $1 per share: 38,249,407 shares
outstanding as of March 31, 2005

Part I – Financial Information

Item 1 – Financial Statements
UNITED COMMUNITY BANKS, INC.
Consolidated Statement of Income
For the Three Months Ended March 31,

	Three Months Ended
	March 31,
(in thousands, except per share data)	2005	2004

	(Unaudited)	(Unaudited)
Interest revenue:
Loans, including fees	$63,467	$47,422
Federal funds sold and deposits in banks	259	111
Investment securities:
Taxable	9,014	6,069
Tax exempt	525	566

Total interest revenue	73,265	54,168

Interest expense:
Deposits:
Demand	3,527	1,794
Savings	168	83
Time	13,008	9,297
Federal funds purchased	871	271
Other borrowings	7,793	5,327

Total interest expense	25,367	16,772

Net interest revenue	47,898	37,396
Provision for loan losses	2,400	1,800

Net interest revenue after provision for loan losses	45,498	35,596

Fee revenue:
Service charges and fees	5,614	5,023
Mortgage loan and other related fees	1,483	1,280
Consulting fees	1,482	1,127
Brokerage fees	442	708
Securities losses, net	—	(4)
Other	1,179	1,144

Total fee revenue	10,200	9,278

Total revenue	55,698	44,874

Operating expenses:
Salaries and employee benefits	22,235	18,126
Occupancy	2,668	2,282
Communications and equipment	2,982	2,547
Postage, printing and supplies	1,351	1,142
Professional fees	1,038	837
Advertising and public relations	1,363	764
Amortization of intangibles	503	371
Other	2,639	2,107

Total operating expenses	34,779	28,176

Income before income taxes	20,919	16,698
Income taxes	7,478	5,760

Net income	$13,441	$10,938

Net income available to common stockholders	$13,434	$10,922

Earnings per common share:
Basic	$.35	$.31
Diluted	.34	.30
Weighted average common shares outstanding (in thousands):
Basic	38,198	35,319
Diluted	39,388	36,482

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED COMMUNITY BANKS, INC.

Consolidated Balance Sheet
For the period ended

	March 31,	December 31,	March 31,
(in thousands, except per share data)	2005	2004	2004

	(Unaudited)	(Audited)	(Unaudited)
ASSETS

Cash and due from banks	$98,502	$99,742	$81,723
Interest-bearing deposits in banks	21,677	35,098	39,587

Cash and cash equivalents	120,179	134,840	121,310

Securities available for sale	928,328	879,978	617,787
Mortgage loans held for sale	34,628	37,094	14,508
Loans, net of unearned income	3,877,575	3,734,905	3,147,303
Less - allowance for loan losses	48,453	47,196	39,820

Loans, net	3,829,122	3,687,709	3,107,483

Premises and equipment, net	105,188	103,679	89,625
Accrued interest receivable	30,519	27,923	22,410
Intangible assets	120,119	121,207	71,811
Other assets	97,688	95,272	73,254

Total assets	$5,265,771	$5,087,702	$4,118,188

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand	$541,690	$532,879	$425,697
Interest-bearing demand	1,120,284	1,055,192	863,975
Savings	177,051	171,898	148,260
Time	1,941,496	1,920,547	1,636,261

Total deposits	3,780,521	3,680,516	3,074,193

Federal funds purchased and repurchase agreements	153,112	130,921	128,475
Federal Home Loan Bank advances	785,382	737,947	470,271
Other borrowings	113,390	113,879	108,751
Accrued expenses and other liabilities	34,480	27,351	25,251

Total liabilities	4,866,885	4,690,614	3,806,941

Stockholders’ equity:
Preferred stock, $1 par value; $10 stated value; 10,000,000 shares authorized; 44,800, 44,800 and 48,300 shares issued and outstanding	448	448	483
Common stock, $1 par value; 100,000,000 shares authorized; 38,407,874, 38,407,874 and 35,706,573 shares issued	38,408	38,408	35,707
Capital surplus	154,535	155,076	95,532
Retained earnings	215,466	204,709	175,700
Treasury stock; 158,467, 240,346 and 375,563 shares, at cost	(3,074)	(4,413)	(6,414)
Accumulated other comprehensive income	(6,897)	2,860	10,239

Total stockholders’ equity	398,886	397,088	311,247

Total liabilities and stockholders’ equity	$5,265,771	$5,087,702	$4,118,188

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED COMMUNITY BANKS, INC.

Consolidated Statement of Changes in Stockholders’ Equity
For the Three Months Ended March 31,

						Accumulated
						Other
	Preferred	Common	Capital	Retained	Treasury	Comprehensive
(in thousands, except per share data)	Stock	Stock	Surplus	Earnings	Stock	Income (Loss)	Total

Balance, December 31, 2003	$559	$35,707	$95,951	$166,887	$(7,120)	$7,389	$299,373

Comprehensive income:
Net income				10,938			10,938
Other comprehensive income:
Unrealized holding gains on available for sale securities, net of deferred tax expense and reclassification adjustment						2,056	2,056
Unrealized gains on derivative financial instruments qualifying as cash flow hedges, net of deferred tax expense						794	794

Comprehensive income				10,938		2,850	13,788
Retirement of preferred stock (7,600 shares)	(76)						(76)
Cash dividends declared on common stock ($.06 per share)				(2,117)			(2,117)
Exercise of stock options (41,963 shares)			(227)		706		479
Tax benefit from options exercised			(192)				(192)
Dividends declared on preferred stock ($.15 per share)				(8)			(8)

Balance, March 31, 2004	$483	$35,707	$95,532	$175,700	$(6,414)	$10,239	$311,247

Balance, December 31, 2004	$448	$38,408	$155,076	$204,709	$(4,413)	$2,860	$397,088

Comprehensive income:
Net income				13,441			13,441
Other comprehensive loss:
Unrealized holding losses on available for sale securities, net of deferred tax benefit and reclassification adjustment						(7,003)	(7,003)
Unrealized losses on derivative financial instruments qualifying as cash flow hedges, net of deferred tax benefit						(2,754)	(2,754)

Comprehensive income				13,441		(9,757)	3,684
Cash dividends declared on common stock ($.07 per share)				(2,677)			(2,677)
Exercise of stock options (78,867 shares)			(522)		1,290		768
Amortization of restricted stock awards			31				31
Vesting of restricted stock awards (3,012 shares)			(50)		49		(1)
Dividends declared on preferred stock ($.15 per share)				(7)			(7)

Balance, March 31, 2005	$448	$38,408	$154,535	$215,466	$(3,074)	$(6,897)	$398,886

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED COMMUNITY BANKS, INC.

Consolidated Statement of Cash Flows
For the Three Months Ended March 31,

(in thousands)	2005	2004

Operating activities:
Net income	$13,441	$10,938
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	4,617	3,610
Provision for loan losses	2,400	1,800
Loss on sale of securities available for sale	—	4
Gain on sale of other assets	(9)	(121)
Changes in assets and liabilities:
Other assets and accrued interest receivable	(8,066)	(3,075)
Accrued expenses and other liabilities	2,189	3,592
Mortgage loans held for sale	2,466	(3,752)

Net cash provided by operating activities	17,038	12,996

Investing activities:
Proceeds from sales of securities available for sale	1,307	55,939
Proceeds from maturities and calls of securities available for sale	72,413	56,459
Purchases of securities available for sale	(125,344)	(59,872)
Net increase in loans	(144,315)	(132,157)
Proceeds from sales of premises and equipment	107	1,216
Purchases of premises and equipment	(3,903)	(5,218)
Proceeds from sale of other real estate	359	911

Net cash used by investing activities	(199,376)	(82,722)

Financing activities:
Net change in deposits	100,005	216,744
Net change in federal funds purchased and repurchase agreements	22,191	25,626
Repayments of other borrowings	(489)	(45,000)
Proceeds from FHLB advances	423,600	531,100
Repayments of FHLB advances	(376,100)	(696,225)
Proceeds from exercise of stock options	768	479
Retirement of preferred stock	—	(76)
Cash dividends on common stock	(2,291)	(1,797)
Cash dividends on preferred stock	(7)	(8)

Net cash provided by financing activities	167,677	30,843

Net change in cash and cash equivalents	(14,661)	(38,883)

Cash and cash equivalents at beginning of period	134,840	160,193

Cash and cash equivalents at end of period	$120,179	$121,310

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$26,544	$18,651
Income taxes	1,347	6,311

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

United Community Banks, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 — Accounting Policies

     The accounting and financial reporting policies of United Community Banks, Inc. (“United”) and its subsidiaries conform to accounting principles generally accepted in the United States of America and general banking industry practices. The accompanying interim consolidated financial statements have not been audited. All material intercompany balances and transactions have been eliminated. A more detailed description of United’s accounting policies is included in the 2004 annual report filed on Form 10-K.

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

	Three Months Ended
	March 31,
	2005	2004
Net income available to common shareholders:
As reported	$13,434	$10,922
Pro forma	13,095	10,768

Basic earnings per common share:
As reported	.35	.31
Pro forma	.34	.30

Diluted earnings per common share:
As reported	.34	.30
Pro forma	.33	.30

     The weighted average fair value of options granted in the first quarter of 2005 and 2004 was $6.32 and $5.15, respectively. The fair value of each option granted was estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions: dividend yield of 1.12% to 1.18% in 2005 and 1.00% in 2004; a risk free interest rate ranging from 3.97% to 4.36% in 2005 and from 3.61% to 4.57% in 2004; expected volatility of 20% in 2005 and 15% in 2004; and, an expected life of 6.25 years in 2005, and 7 years in 2004. United’s stock trading history began in March of 2002 when United listed on Nasdaq. For 2005, expected volatility was determined using United’s historical weekly volatility over a two-year period. For 2004, the Nasdaq Bank Index was used to determine expected volatility. Compensation expense, included in the pro forma results, was determined based on the fair value of the options at the time of grant, multiplied by the number of options granted, which was then amortized, net of tax, over the vesting period. In December 2004, FAS 123® was released. The standards original effective date for United was for periods beginning July 1, 2005. The SEC has now delayed this standard until January 1, 2006. United plans to adopt this standard effective January 1, 2006.

Note 4 — Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31.

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2005	2004
Basic earnings per share:
Weighted average shares outstanding	38,198	35,319
Net income available to common shareholders	$13,434	$10,922

Basic earnings per share	$.35	$.31

Diluted earnings per share:
Weighted average shares outstanding	38,198	35,319
Net effect of the assumed exercise of stock options based on the treasury stock method using average market price for the period	818	791
Effect of conversion of subordinated debt	372	372

Total weighted average shares and common stock equivalents outstanding	39,388	36,482

Net income available to common shareholders	$13,434	$10,922
Income effect of conversion of subordinated debt, net of tax	28	21

Net income, adjusted for effect of conversion of subordinated debt, net of tax	$13,462	$10,943

Diluted earnings per share	$.34	$.30

Note 5 — Mergers and Acquisitions

     At March 31, 2005, accrued merger costs of $1.6 million remained unpaid relating to acquisitions closed in 2004 and 2003. The severance and related costs include change in control payments for which payment had been deferred. Professional fees include investment banker fees and remaining legal fees related to the two business combinations completed during the fourth quarter of 2004. Contract termination costs include amounts owed to service providers as a result of early termination of service contracts related to the acquisitions completed during 2004 and 2003. All of these charges are expected to be paid in 2005. At March 31, 2005, $846,000 remained unpaid, which primarily related to one contract termination charge that is in dispute. The purchase adjustments resulted in a reduction of recorded goodwill. A reconciliation of the activities in 2005 related to accrued merger costs is below (in thousands):

Activity with accrued merger cost
For the Three Months Ended March 31, 2005

			Amounts
	Beginning	Purchase	Charged to	Amounts	Ending
	Balance	Adjustments	Earnings	Paid	Balance
Severance and related costs	$764	$—	$—	$(371)	$393
Professional fees	754	(29)	—	(533)	192
Contract termination costs	3,854	(594)	—	(2,407)	853
Other merger-related expenses	247	—	—	(119)	128

Totals	$5,619	$(623)	$—	$(3,430)	$1,566

Note 6 — Reclassification

     Certain amounts for the comparative periods of 2004 have been reclassified to conform to the 2005 presentation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

     This Form 10-Q contains forward-looking statements regarding United Community Banks, Inc., including, without limitation, statements relating to United’s expectations with respect to revenue, credit losses, levels of nonperforming assets, expenses, earnings and other measures of financial performance. Words such as “may”, “could”, “would”, “should”, “believes”, “expects”, “anticipates”, “estimates”, “intends”, “plans”, “targets” or similar expressions are intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and involve certain risks and uncertainties that are subject to change based on various factors (many of which are beyond United’s control). The following factors, among others, could cause United’s financial performance to differ materially from the expectations expressed in such forward-looking statements:

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

Overview

     United is a bank holding company registered with the Federal Reserve under the Bank Holding Company Act of 1956 that was incorporated under the laws of the state of Georgia in 1987 and commenced operations in 1988. At March 31, 2005, United had total consolidated assets of $5.3 billion, total loans of $3.9 billion, total deposits of $3.8 billion and stockholders’ equity of $399 million.

     United’s activities are primarily conducted by its wholly-owned banking subsidiaries (which are collectively referred to as the “Banks” in this discussion) and Brintech, Inc., a consulting firm providing professional services to the financial services industry.

     This discussion reflects the three-for-two stock split effective on April 28, 2004 to shareholders of record on April 14, 2004, as of the beginning of the periods covered by this report.

Recent Mergers and Acquisitions

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

     On December 1, 2004, United completed the acquisition of Liberty National Bancshares, Inc. (“Liberty”), a bank holding company headquartered in Conyers, Georgia, and its wholly-owned subsidiary, Liberty National Bank. On December 1, 2004, Liberty had assets of $212 million, including purchase accounting related intangibles. United exchanged 1,372,658 shares of its common stock valued at $32.5 million and approximately $3.0 million in cash for all of the outstanding shares. Liberty National Bank was merged into UCB-Georgia and now operates as a separate community bank.

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

Table 1 – Financial Highlights
FINANCIAL HIGHLIGHTS TABLE
UNITED COMMUNITY BANKS, INC.
Selected Financial Information
For the Three Months Ended March 31, 2005

						First
	2005	2004				Quarter
(in thousands, except per share	First	Fourth	Third	Second	First	2005-2004
data; taxable equivalent)	Quarter	Quarter	Quarter	Quarter	Quarter	Change

INCOME SUMMARY
Interest revenue	$73,649	$66,761	$61,358	$56,680	$54,587
Interest expense	25,367	21,448	19,142	17,432	16,772

Net interest revenue	48,282	45,313	42,216	39,248	37,815	28%
Provision for loan losses	2,400	2,000	2,000	1,800	1,800
Fee revenue	10,200	10,757	9,857	9,647	9,278	10

Total revenue	56,082	54,070	50,073	47,095	45,293	24
Operating expenses(1)	34,779	33,733	31,296	29,363	28,176	23

Income before taxes	21,303	20,337	18,777	17,732	17,117	24
Income taxes	7,862	7,427	6,822	6,379	6,179

Net operating income	13,441	12,910	11,955	11,353	10,938	23
Merger-related charges, net of tax	—	261	—	304	—

Net income	$13,441	$12,649	$11,955	$11,049	$10,938	23

OPERATING PERFORMANCE(1)
Earnings per common share:
Basic	$.35	$.35	$.33	$.32	$.31	13
Diluted	.34	.34	.32	.31	.30	13
Return on tangible equity(2)(3)(4)	19.86%	19.96%	19.41%	19.70%	19.87%
Return on assets(4)	1.06	1.07	1.05	1.07	1.08
Efficiency ratio	59.47	60.20	60.11	60.05	59.83
Dividend payout ratio	20.00	17.14	18.18	18.75	19.35
GAAP PERFORMANCE
Per common share:
Basic earnings	$.35	$.34	$.33	$.31	$.31	13
Diluted earnings	.34	.33	.32	.30	.30	13
Cash dividends declared	.07	.06	.06	.06	.06	17
Book value	10.42	10.39	9.58	9.10	8.80	18
Tangible book value(3)	7.40	7.34	7.28	6.77	6.86	8

Key performance ratios:
Return on equity(2)(4)	13.68%	14.15%	14.20%	14.40%	14.87%
Return on assets(4)	1.06	1.05	1.05	1.04	1.08
Net interest margin(4)	4.05	4.05	3.99	3.95	3.99
Dividend payout ratio	20.00	17.65	18.18	19.35	19.35
Equity to assets	7.71	7.54	7.50	7.30	7.46
Tangible equity to assets(3)	5.58	5.75	5.76	5.74	5.88

ASSET QUALITY
Allowance for loan losses	$48,453	$47,196	$43,548	$42,558	$39,820
Non-performing assets	13,676	8,725	10,527	8,812	7,251
Net charge-offs	1,143	1,183	1,010	789	635
Allowance for loan losses to loans	1.25%	1.26%	1.27%	1.27%	1.27%
Non-performing assets to total assets	.26	.17	.23	.19	.18
Net charge-offs to average loans(3)	.12	.13	.12	.10	.08

AVERAGE BALANCES
Loans	$3,797,479	$3,572,824	$3,384,281	$3,235,262	$3,095,875	23
Investment securities	946,194	805,766	762,994	715,586	652,867	45
Earning assets	4,819,961	4,456,403	4,215,472	3,991,797	3,808,877	27
Total assets	5,164,464	4,781,018	4,521,842	4,274,442	4,084,883	26
Deposits	3,717,916	3,500,842	3,351,188	3,178,776	2,955,726	26
Stockholders’ equity	398,164	360,668	338,913	311,942	304,926	31
Common shares outstanding:
Basic	38,198	37,056	36,254	35,633	35,319
Diluted	39,388	38,329	37,432	36,827	36,482

AT PERIOD END
Loans	$3,877,575	$3,734,905	$3,438,417	$3,338,309	$3,147,303	23
Investment securities	928,328	879,978	726,734	739,667	617,787	50
Earning assets	4,907,743	4,738,389	4,280,643	4,172,049	3,851,968	27
Total assets	5,265,771	5,087,702	4,592,655	4,525,446	4,118,188	28
Deposits	3,780,521	3,680,516	3,341,525	3,339,848	3,074,193	23
Stockholders’ equity	398,886	397,088	347,795	330,458	311,247	28
Common shares outstanding	38,249	38,168	36,255	36,246	35,331

(1)	Excludes pre-tax merger-related charges totaling $406,000 or $.01 per diluted common share and $464,000 or $.01 per diluted common share in the fourth and second quarters, respectively of 2004.

(2)	Net income available to common stockholders, which excludes preferred stock dividends, divided by average realized common equity, which excludes accumulated other comprehensive income.

(3)	Excludes effect of acquisition related intangibles and associated amortization.

(4)	Annualized.

Merger-Related Charges

     The presentation of operating earnings includes financial results determined by methods other than in accordance with generally accepted accounting principles, or GAAP. Net operating income excludes pre-tax merger-related and restructuring charges of $406,000 and $464,000 for the fourth and second quarters of 2004, respectively. These charges decreased net income by $261,000 and $304,000, respectively, for the fourth and second quarters of 2004 or about $.01 per diluted share each. These charges are discussed further in Note 5 to the Consolidated Financial Statements in this Form 10-Q and Note 3 to the Consolidated Financial Statements included in Form 10-K for the year ended December 31, 2004.

     These charges are excluded because management believes that these non-GAAP operating results provide a helpful measure for assessing United’s financial performance. Net operating income should not be viewed as a substitute for net income determined in accordance with GAAP, and is not necessarily comparable to non-GAAP performance measures that may be presented by other companies. The following is a reconciliation of net operating income to GAAP net income for the applicable periods:

Table 2 - Operating Earnings to GAAP Earnings Reconciliation
(in thousands, except per share data)

	Fourth	Second
	Quarter	Quarter
	2004	2004
Merger charges included in expenses	$406	$464
Income tax effect of charges	145	160

After-tax effect of merger-related charges	$261	$304

Net Income Reconciliation
Operating net income	$12,910	$11,353
After-tax effect of merger-related charges	(261)	(304)

Net income (GAAP)	$12,649	$11,049

Basic Earnings Per Share Reconciliation
Basic operating earnings per share	$.35	$.32
Per share effect of merger-related charges	(.01)	(.01)

Basic earnings per share (GAAP)	$.34	$.31

Diluted Earnings Per Share Reconciliation
Diluted operating earnings per share	$.34	$.31
Per share effect of merger-related charges	(.01)	(.01)

Diluted earnings per share (GAAP)	$.33	$.30

Results of Operations

     Net operating income was $13.4 million for the quarter ended March 31, 2005, an increase of $2.5 million, or 23%, from the same period in 2004. Diluted operating earnings per share were $.34 for the quarter ended March 31, 2005, compared with $.30 for the same period in 2004, an increase of 13%. Operating return on tangible equity for the first quarter of 2005 was 19.86%, compared with 19.87% for 2004. Operating return on assets for the quarter ended March 31, 2005 was 1.06%, compared with 1.08% for 2004.

Net Interest Revenue (Taxable Equivalent)

     Net interest revenue (the difference between the interest earned on assets and the interest paid on deposits and borrowed funds) is the single largest component of total revenue. United actively manages this revenue source to provide an optimal level of revenue while balancing interest rate, credit and liquidity risks. Net interest revenue for the three months ended March 31, 2005 was $48.3 million, up 28%, over last year. The main driver of this increase was loan growth. Average loans increased $702 million, or 23%, from the first quarter of last year. This loan growth was due to the continued high loan demand across all of United’s markets and the acquisitions of 1st Community Bank, Eagle National Bank, and Liberty National Bank, which collectively added $303 million to the first quarter 2005 average balances. The quarter-end loan balances increased $730 million as compared to March 31, 2004. Of this increase, $121 million was in the north Georgia markets, $59 million in western North Carolina, $447 million in the metro Atlanta market, $42 million in east Tennessee, and $61 million in the coastal Georgia markets.

     Average interest-earning assets for the first quarter of 2005 increased $1.0 billion, or 27%, over the same period in 2004. The increase reflects the strong organic and acquired loan growth, as well as an increase in the investment securities portfolio. The majority of the increase in interest-earning assets was funded by interest-bearing sources resulting in increases in average interest-bearing liabilities for the quarter of approximately $864 million as compared to the same period in 2004.

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

     For the three months ended March 31, 2005 and 2004, the net interest spread was 3.73% and 3.74%, respectively, while the net interest margin was 4.05% and 3.99%, respectively. Since June of 2004, the Federal Reserve has increased the federal funds rate 175 basis points. This had a positive impact on net interest revenue and net interest margin due to United’s slightly asset sensitive balance sheet. The rise in the average rate on interest-bearing liabilities exceeded the rise in the average rate on interest-earning assets by 1 basis point resulting in the lower net interest spread. However, because the balance of average interest-earning assets exceeded average interest-bearing liabilities by $615 million, the net interest margin increased 6 basis points.

     Although the increase in the federal funds rate, which effects variable rate assets and liabilities, contributed to the increase in net interest revenue, the loan growth mentioned above was the primary driver of the increase. Most of the loan growth added over the last year has been prime-based, adjusted daily. At March 31, 2005, United had approximately $2.1 billion in loans indexed to the daily Prime Rate published in the Wall Street Journal compared with $1.6 billion a year ago. At March 31, 2005 and 2004, United had receive-fixed swap contracts with a total notional value of $623 million and $197 million, respectively, that were accounted for as cash flow hedges of prime-based loans. The swap contracts added $534 thousand and $941 thousand to loan interest revenue in the first quarters of 2005 and 2004, respectively. This resulted in an increase in the average loan yield of 6 basis points and 12 basis points for the first quarters of 2005 and 2004, respectively.

     The average yield on interest-earning assets for the first quarter of 2005 was 6.18%, compared with 5.76% in the first quarter of 2004. The main driver of this increase was loan yields, which were up 58 basis points for the quarter due to Federal Reserve’s increases of the targeted federal funds rate in 2004 and early 2005.

     The average cost of interest-bearing liabilities for the first quarter was 2.45%, an increase of 43 basis points from the same period in 2004. The increase reflects the impact of rising rates on United’s floating rate sources of funding and increased deposit pricing in selected products and markets.

     The following table shows the relationship between interest revenue and expense and the average balances of interest-earning assets and interest-bearing liabilities for the three months ended March 31, 2005 and 2004.

Table 3 - Average Consolidated Balance Sheets and Net Interest Analysis
For the Three Months Ended March 31,
(In thousands, taxable equivalent)

	2005			2004
	Average		Avg.	Average		Avg.
	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (1)(2)	$3,797,479	$63,136	6.74%	$3,095,875	$47,381	6.16%
Taxable securities (3)	896,307	9,014	4.02	602,152	6,069	4.03
Tax-exempt securities (1)	49,887	864	6.93	50,715	931	7.34
Federal funds sold and other interest-earning assets	76,288	635	3.33	60,135	206	1.37

Total interest-earning assets	4,819,961	73,649	6.18	3,808,877	54,587	5.76

Non-interest-earning assets:
Allowance for loan losses	(48,155)			(39,449)
Cash and due from banks	92,393			78,177
Premises and equipment	102,409			86,932
Other assets	197,856			150,346

Total assets	$5,164,464			$4,084,883

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
Transaction accounts	$1,074,303	$3,527	1.33	$859,333	$1,794	.84
Savings deposits	173,424	168	.39	141,998	83	.24
Certificates of deposit	1,934,682	13,008	2.73	1,541,015	9,297	2.43

Total interest-bearing deposits	3,182,409	16,703	2.13	2,542,346	11,174	1.77

Federal funds purchased	137,790	871	2.56	144,036	271	.76
Federal Home Loan Bank advances	770,715	5,657	2.98	545,822	3,172	2.34
Long-term debt and other borrowings	113,652	2,136	7.62	108,727	2,155	7.97

Total borrowed funds	1,022,157	8,664	3.44	798,585	5,598	2.82

Total interest-bearing liabilities	4,204,566	25,367	2.45	3,340,931	16,772	2.02

Non-interest-bearing liabilities:
Non-interest-bearing deposits	535,507			413,380
Other liabilities	26,227			25,646

Total liabilities	4,766,300			3,779,957

Stockholders’ equity	398,164			304,926

Total liabilities and stockholders’ equity	$5,164,464			$4,084,883

Net interest revenue		$48,282			$37,815

Net interest-rate spread			3.73%			3.74%

Net interest margin (4)			4.05%			3.99%

(1)	Interest revenue on tax-exempt securities and loans has been increased to reflect comparable interest on taxable securities and loans. The rate used was 39%, reflecting the statutory federal tax rate and the federal tax adjusted state tax rate.

(2)	Included in the average balance of loans outstanding are loans where the accrual of interest has been discontinued.

(3)	Securities available for sale are shown at amortized cost. Pretax unrealized gains of $3.1 million in 2005 and $11.2 million in 2004 are included in other assets for purposes of this presentation.

(4)	Net interest margin is taxable equivalent net-interest revenue divided by average interest-earning assets.

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

Table 4 — Change in Interest Revenue and Expense on a Taxable Equivalent Basis
(in thousands)

	Three Months Ended March 31, 2005
	Compared to 2004
	Increase (decrease)
	due to changes in
	Volume	Rate	Total
Interest-earning assets:
Loans	$11,409	$4,346	$15,755
Taxable securities	2,958	(13)	2,945
Tax-exempt securities	(15)	(52)	(67)
Federal funds sold and other interest-earning assets	68	361	429

Total interest-earning assets	14,420	4,642	19,062

Interest-bearing liabilities:
Transaction accounts	527	1,206	1,733
Savings deposits	21	64	85
Certificates of deposit	2,563	1,148	3,711

Total interest-bearing deposits	3,111	2,418	5,529
Federal funds purchased	(12)	612	600
Federal Home Loan Bank advances	1,517	968	2,485
Long-term debt and other borrowings	95	(114)	(19)

Total borrowed funds	1,600	1,466	3,066

Total interest-bearing liabilities	4,711	3,884	8,595

Increase in net interest revenue	$9,709	$758	$10,467

Provision for Loan Losses

     The provision for loan losses was $2.4 million for the first quarter of 2005, compared with $1.8 million for the same period in 2004. Net loan charge-offs as a percentage of average outstanding loans for the three months ended March 31, 2005 were .12%, as compared with .08% for the first quarter of 2004.

     The provision for loan losses is based on management’s evaluation of losses inherent in the loan portfolio and the corresponding analysis of the allowance for loan losses. Additional discussion on loan quality and the allowance for loan losses is included in the Asset Quality section of this report.

Fee Revenue

     Fee revenue for the first quarter of 2005, totaled $10.2 million compared with $9.3 million for the same period in 2004. Fee revenue for the quarter was approximately 18% of total revenue, compared with 20% for the first quarter of 2004. United is focused on increasing fee revenue through new products and services. The following table presents the components of fee revenue for the first quarter of 2005 and 2004.

Table 5 — Fee Revenue
For the Three Months Ended March 31,
(in thousands, taxable equivalent)

	Three Months Ended
	March 31,
	2005	2004	Change
Service charges and fees	$5,614	$5,023	12%
Mortgage loan and related fees	1,483	1,280	16
Consulting fees	1,482	1,127	31
Brokerage fees	442	708	(38)
Securities losses, net	—	(4)
Other	1,179	1,144	3

Total	$10,200	$9,278	10

     Earnings for acquired companies are included in consolidated results beginning on their respective acquisition dates. Therefore, comparability between current and prior periods is affected by acquisitions completed over the last 15 months.

     Service charges on deposit accounts of $5.6 million, were up $591,000, or 12%, over the first quarter of 2004. The increase in service charges and fees was primarily due to an increase in the number of accounts and transaction activity resulting from successful internal efforts to increase core deposits and from acquisitions.

     Mortgage loan and related fees of $1.5 million for the quarter were up $203,000, or 16%, from the same period in 2004. Mortgage loan originations of $80 million for the first quarter 2005 were up $25 million from the first quarter of 2004. This increase was due to the addition of new products offered by United. Substantially all of these originated residential mortgages were sold into the secondary market, including the right to service these loans.

     Consulting fees for the first quarter of 2005 of $1.5 million were up $355,000 from the same period in 2004. This increase was due to the increase in fee revenue from two new services offered and growth in general consulting revenue.

     Brokerage fees of $442,000 were down $266,000, or 38% from the record level achieved in the first quarter of 2004 and were up slightly from the fourth quarter of 2004.

Operating Expenses

     For the three months ended March 31, 2005, total operating expenses, excluding merger-related charges, were $34.8 million compared with $28.2 million for the same period in 2004. The following table presents the components of operating expenses for the three months ended March 31, 2005 and 2004.

Table 6 — Operating Expenses
For the Three Months Ended March 31,
(in thousands)

	Three Months Ended
	March 31,
	2005	2004	Change
Salaries and employee benefits	$22,235	$18,126	23%
Occupancy	2,668	2,282	17
Communications and equipment	2,982	2,547	17
Postage, printing and supplies	1,351	1,142	18
Professional fees	1,038	837	24
Advertising and public relations	1,363	764	78
Amortization of intangibles	503	371
Other	2,639	2,107	25

Total	$34,779	$28,176	23

     Salaries and benefits for the first quarter of 2005 totaled $22.2 million, an increase of $4.1 million, or 23% over the same period in 2004. Acquisitions and de novo locations accounted for roughly half of the increase, with the remainder due to an increase in staff to support business growth and normal merit increases. At March 31, 2005, total staff was 1,558, an increase of 188 from a year ago. More than 60% of that increase, or 119 staff were added through acquisitions and de novo offices in 2004 leaving the core staff growth rate at about 5% over last year.

     Occupancy expenses for the first quarter were up $386,000, or 17%, from the first quarter of 2004 primarily reflecting the cost of operating banking offices added through acquisitions.

     Communication and equipment costs of $3.0 million for the first quarter of 2004 were up $435,000, or 17%, over the same period in 2004, primarily due to acquisitions and further investment in technology equipment to support business growth and enhance operating efficiencies.

     Postage, printing and supplies costs for the first quarter of 2005 were up $209,000, or 18%, from the same period in 2004. Most of the increase was due to additional postage and courier expense resulting from geographic expansion into new markets through acquisitions and de novo offices. Postage expense is generally higher in the first quarter due to year-end mailings of 1099s and proxy materials. New accounts and shareholders added through acquisitions also contributed to the increase from a year ago.

     Professional fees for the first quarter were up $201,000, or 24%, from the first quarter of 2004. Approximately one-half of the increase was due to the acquisitions including the additional processing costs of operating Liberty National Bank prior to systems conversion.

     Advertising and public relations expenses for the first quarter of 2005 of $1.4 million, were up $599,000, or 78%, over the first quarter of 2004. This was due to costs associated with United’s efforts to increase core deposit accounts and brand promotion in some of the new markets added recently through mergers.

     The increase of $132,000 for the quarter in intangible amortization is due to three acquisitions in 2004, which created additional core deposit intangibles.

     The efficiency ratio measures total operating expenses, excluding merger-related charges, as a percentage of total revenue, excluding the provision for loan losses, net securities gains or losses and FHLB advance prepayment penalties. Based on operating income, which excludes merger-related charges, United’s efficiency ratio for the first quarter was 59.47% compared with 59.83% for the first quarter of 2004.

Income Taxes

     Income tax expense, excluding tax benefits relating to merger charges, were $7.5 million for the first quarter, as compared with $5.8 million for the first quarter of 2004, representing a 35.7% and 34.5% effective tax rate, respectively. The effective tax rates were lower than the statutory tax rate primarily due to interest revenue on certain investment securities and loans that are exempt from income taxes and tax credits received on affordable housing investments. The effective tax rate has increased as tax-exempt interest revenue on securities and loans has declined as a percentage of pre-tax earnings. Additional information regarding income taxes can be found in Note 13 to the Consolidated Financial Statements filed with United’s 2004 Form 10-K.

Balance Sheet Review

     Total assets at March 31, 2005 were $5.3 billion, 3% higher than the $5.1 billion at December 31, 2004 and 28% higher than the $4.1 billion at March 31, 2004. Average total assets for the first quarter of 2005 were $5.2 billion, up $1.1 billion from average assets in the first quarter of 2004.

Loans

     The following table presents a summary of the loan portfolio.

Table 7 — Loans Outstanding
(in thousands)

	March 31,	December 31,	March 31,
	2005	2004	2004
Commercial (commercial and industrial)	$212,700	$211,850	$189,592
Commercial (secured by real estate)	963,708	966,558	815,636

Total commercial	1,176,408	1,178,408	1,005,228
Construction (secured by real estate)	1,376,445	1,304,526	993,280
Residential mortgage	1,171,057	1,101,653	1,010,933
Installment	153,665	150,318	137,862

Total loans	$3,877,575	$3,734,905	$3,147,303

As a percentage of total loans:
Commercial (commercial and industrial)	5%	6%	6%
Commercial (secured by real estate)	25	26	26

Total commercial	30	32	32
Construction (secured by real estate)	36	35	32
Residential mortgage	30	29	32
Installment	4	4	4

Total	100%	100%	100%

     At March 31, 2005, total loans were $3.9 billion, an increase of $730 million, or 23%, from March 31, 2004 and an increase of $143 million, or 4%, from December 31, 2004. Over the past year, United has experienced strong loan growth in all markets, with particular strength in loans secured by real estate. Substantially all loans are to customers located in Georgia, North Carolina and Tennessee, the immediate market areas of the Banks. This includes customers who have a seasonal residence in the Banks’ market areas. The acquisitions of 1st Community Bank, which closed on June 1, 2004, Eagle National Bank, which closed on November 1, 2004 and Liberty National Bank, which closed on December 1, 2004, added $285 million in balances to the loan portfolio. Approximately $383 million of the increase from a year ago occurred in construction and land development loans. Growth has also been strong in residential real estate loans and commercial loans which grew $160 million and $171 million, respectively from March 31, 2004.

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

     The following table presents a summary of changes in the allowance for loan losses for the three months ended March 31, 2005 and 2004.

Table 8 — Summary of Loan Loss Experience
For the Three Months Ended March 31,
(in thousands)

	Three Months Ended
	March 31,
	2005	2004
Balance beginning of period	$47,196	$38,655
Loans charged-off	(1,403)	(1,020)
Recoveries	260	385

Net charge-offs	(1,143)	(635)
Provision for loan losses	2,400	1,800

Balance end of period	$48,453	$39,820

Total loans:
At period end	$3,877,575	$3,147,303
Average	3,797,479	3,095,875
As a percentage of average loans (annualized):
Net charge-offs	.12%	.08%
Provision for loan losses	.25	.23
Allowance as a percentage of period end loans	1.25	1.27
Allowance as a percentage of non-performing loans	375	579

     Management believes that the allowance for loan losses at March 31, 2005 is appropriate to absorb losses inherent in the loan portfolio. This assessment involves uncertainty and judgment; therefore, the adequacy of the allowance for loan losses cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examination of the Banks, may require adjustments to the provision for loan losses in future periods if, in their opinion, the results of their review warrant such additions.

Non-performing Assets

     The table below summarizes non-performing assets.

Table 9 — Non-Performing Assets
(in thousands)

	March 31,	December 31,	March 31,
	2005	2004	2004
Non-accrual loans	$12,934	$8,031	$6,878
Loans past due 90 days or more and still accruing	—	—	—

Total non-performing loans	12,934	8,031	6,878
Other real estate owned	742	694	373

Total non-performing assets	$13,676	$8,725	$7,251

Non-performing loans as a percentage of total loans	.33%	.22%	.22%

Non-performing assets as a percentage of total assets	.26	.17	.18

     Non-performing loans, which include non-accrual loans and accruing loans past due over 90 days, totaled $12.9 million at March 31, 2005, compared with $8.0 million at December 31, 2004 and $6.9 million at March 31, 2004. The increase in nonperforming loans resulted primarily from two loans placed on non-accrual during the first quarter. At March 31, 2005, the ratio of non-performing loans to total loans was .33%, compared with .22% at December 31, 2004 and March 31, 2004. Non-performing assets, which include non-performing loans and foreclosed real estate, totaled $13.7 million at March 31, 2005, compared with $8.7 million at December 31, 2004 and $7.3 million at March 31, 2004.

     United’s policy is to place loans on non-accrual status when, in the opinion of management, the principal and interest on a loan is not likely to be repaid in accordance with the loan terms or when the loan becomes 90 days past due and is not well secured and in the process of collection. When a loan is placed on non-accrual status, interest previously accrued, but not collected, is reversed against current interest revenue. Depending on management’s evaluation of the borrower and loan collateral, interest revenue on a non-accrual loan may be recognized on a cash basis as payments are received. There were no commitments to lend additional funds to customers whose loans were on non-accrual status at March 31, 2005.

     At March 31, 2005 and 2004, there were $6.2 million and $1.1 million, respectively, of loans classified as impaired under the definition outlined in SFAS No. 114. Specific reserves allocated to these impaired loans totaled $1.5 million at March 31, 2005, and $267,000 at March 31, 2004. The average recorded investment in impaired loans for the quarters ended March 31, 2005 and 2004, was $6.4 million and $1.0 million, respectively. Interest revenue recognized on loans while they were impaired for the first quarter of 2005 was $5,000 compared with $3,000 for the same period in 2004.

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

     Total average investment securities for the quarter increased 45% from first quarter of 2004 as the investment portfolio was used to help stabilize interest rate sensitivity and increase net interest revenue. Although this is a significant increase from a year ago, at March 31, 2005, the securities portfolio accounts for approximately 18% of total assets, up slightly from 17% at December 31, 2004.

     The investment securities portfolio primarily consists of U.S. Government and agency securities, municipal securities and U.S. Government sponsored agency mortgage-backed securities. Mortgage-backed securities rely on the underlying pools of mortgage loans to provide a cash flow of principal and interest. The actual maturities of these securities will differ from the contractual maturities because the loans underlying the security may prepay. Decreases in interest rates will generally cause an acceleration of prepayment levels. In a declining interest rate environment, United generally will not be able to reinvest the proceeds from these prepayments in assets that have comparable yields. In a rising rate environment, the opposite occurs. Prepayments tend to slow and the weighted average life extends. This is referred to as extension risk which can lead to lower levels of liquidity due to the delay of timing of cash receipts and can result in the holding of a below market yielding asset for a longer time period.

Deposits

     Total deposits at March 31, 2005 were $3.8 billion, an increase of $706 million from March 31, 2004, approximately $415 million resulting from the acquisitions of 1st Community Bank on June 1, 2004, Eagle National Bank on November 1, 2004, and Liberty National Bank on December 1, 2004. Total non-interest-bearing demand deposit accounts increased $116 million and interest-bearing demand and savings accounts increased $285 million. Total time deposits as of March 31, 2005 were $1.9 billion, an increase of $305 million from the first quarter of 2004.

     Time deposits of $100,000 and greater totaled $618 million at March 31, 2005, compared with $402 million at March 31, 2004. United utilizes “brokered” time deposits, issued in certificates of less than $100,000, as an alternative source of cost-effective funding. Brokered time deposits outstanding at March 31, 2005 and March 31, 2004 were $316 million and $429 million, respectively.

Wholesale Funding

     At March 31, 2005, each of the Banks were shareholders in the Federal Home Loan Bank. Through this affiliation, secured advances totaling $785 million were outstanding at rates competitive with time deposits of like maturities. United anticipates continued utilization of this short and long term source of funds. FHLB advances outstanding at March 31, 2005 had both fixed and floating interest rates ranging from 1.59% to 6.59%. Additional information regarding FHLB advances, including scheduled maturities, is provided in Note 10 to the consolidated financial statements included in United’s 2004 Form 10-K.

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

     One of the tools management utilizes to estimate the sensitivity of net interest revenue to changes in interest rates is an interest rate simulation model. Such estimates are based upon a number of assumptions for various scenarios, including the level of balance sheet growth, deposit repricing characteristics and the rate of prepayments. The simulation model measures the potential change in net interest revenue over a twelve-month period under six interest rate scenarios. The first scenario assumes rates remain flat (“flat rate scenario”) over the next twelve months and is the scenario that all others are compared to in order to measure the change in net interest revenue. The second scenario is a most likely scenario that projects the most likely change in rates over the next twelve months based on the slope of the yield curve. United runs ramp scenarios that assume gradual increases and decreases of 200 basis points each over the next twelve months. United’s policy for net interest revenue simulation is limited to a change from the flat rate scenario of less than 10% for the up or down 200 basis point ramp scenarios over twelve months. At March 31, 2005, United’s simulation model indicated that a 200 basis point increase in rates over the next twelve months would cause an approximate 2.3% increase in net interest revenue and a 200 basis point decrease in rates over the next twelve months would cause an approximate 6.0% decrease in net interest revenue.

     In order to manage its interest rate sensitivity, United uses off-balance sheet contracts that are considered derivative financial instruments. Derivative financial instruments can be a cost and capital effective means of modifying the repricing characteristics of on-balance sheet assets and liabilities. At March 31, 2005, United was a party to interest rate swap contracts under which it pays a variable rate and receives a fixed rate.

     The following table presents the interest rate swap contracts outstanding at March 31, 2005.

Table 10 — Interest Rate Swap Contracts
As of March 31, 2005
(in thousands)

	Notional	Rate	Rate	Fair
Type/Maturity	Amount	Received	Paid (1)	Value
Cash Flow Contracts
June 27, 2005	$100,000	5.23%	5.75%	$(197)
October 3, 2005	25,000	5.78	5.75	(71)
October 24, 2005	22,000	5.57	5.75	(110)
December 30, 2005	25,000	5.55	5.75	(161)
December 30, 2005	25,000	5.70	5.75	(158)
December 30, 2005	50,000	5.80	5.75	(230)
December 30, 2005	100,000	5.57	5.75	(721)
April 3, 2006	25,000	6.00	5.75	(176)
September 30, 2006	10,000	7.04	5.75	11
December 4, 2006	15,000	5.85	5.75	(290)
December 17, 2006	30,000	5.99	5.75	(520)
January 18, 2007	25,000	6.51	5.75	(244)
March 21, 2007	25,000	7.00	5.75	(52)
April 19, 2007	15,000	5.85	5.75	(380)
May 13, 2007	25,000	6.47	5.75	(334)
May 14, 2007	15,000	6.47	5.75	(208)
May 14, 2007	10,000	6.47	5.75	(139)
October 23, 2007	81,000	6.08	5.75	(1,186)

Total Cash Flow Contracts	$623,000	5.85%	5.75%	$(5,166)

(1)	Based on prime rate at March 31, 2005.

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

     The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and the maturities and sales of securities. Mortgage loans held for sale totaled $34.6 million at March 31, 2005, and typically turn over every 45 days as the closed loans are sold to investors in the secondary market. Other short-term investments such as federal funds sold are additional sources of liquidity.

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

     United has available a line of credit at its holding company with two financial institutions totaling $85 million. At March 31, 2005, United had sufficient qualifying collateral to increase FHLB advances by $241 million. United’s internal policy limits brokered deposits to 20% of total deposits, excluding the brokered deposits. At March 31, 2005, United had the capacity to increase brokered deposits by $377 million and still remain within this limit. In addition to these wholesale sources, United has the ability to attract retail deposits at any time by competing more aggressively on pricing.

     As disclosed in United’s Consolidated Statement of Cash Flows, net cash provided by operating activities was $17.0 million for the three months ended March 31, 2005. The major contributors in this category were net income of $13.4 million, depreciation, amortization and accretion of $4.6 million, provision for loan losses of $2.4 million, a decrease in mortgage loans held for sale of $2.5 million and an increase in accrued expenses and other liabilities of $2.2 million, partially offset by an increase in other assets of $8.1 million. Net cash used by investing activities of $199.4 million consisted primarily of a net increase in loans totaling $144.3 million, purchases of premises and equipment of $3.9 million, and $125.3 million used to purchase investment securities, partially offset by proceeds from sales, maturities and calls of investment securities of $72.4 million. Net cash provided by financing activities consisted primarily of a net increase in deposits of $100.0 million, and a net increase in federal funds purchased and repurchase agreements of $22.2 million, and a net increase in FHLB advances of $47.5 million; partially offset by cash dividends paid of $2.3 million. In the opinion of management, the liquidity position at March 31, 2005 is sufficient to meet its expected cash flow requirements.

Capital Resources and Dividends

     Stockholders’ equity at March 31, 2005 was $398.9 million, an increase of $87.6 million from March 31, 2004. Accumulated other comprehensive income (loss) is not included in the calculation of regulatory capital adequacy ratios. Excluding the change in the accumulated other comprehensive income (loss), stockholders’ equity increased $104.8 million, or 35%, from March 31, 2004, of which $63.4 million was the result of shares exchanged for the acquisitions in 2004. Dividends of $2.7 million, or $.07 per share, were declared on common stock during the first quarter of 2005, an increase of 17% from the amount declared in the same period in 2004. On an operating basis, the dividend payout ratios for the first quarters of 2005 and 2004 were 20% and 19%, respectively. United has historically retained the majority of its earnings in order to provide a cost effective source of capital for continued growth and expansion. However, in recognition that cash dividends are an important component of shareholder value, United has instituted a dividend program that provides for increased cash dividends when earnings and capital levels permit.

     United’s Board of Directors has authorized the repurchase of up to 2,250,000 shares of the Company’s common stock through December 31, 2005. Through March 31, 2005, a total of 1,332,000 shares have been purchased under this program. No shares were purchased during the first quarter of 2005.

     United’s common stock trades on the NASDAQ National Market under the symbol “UCBI”. The closing price for the period ended March 31, 2005 was $23.73. Below is a quarterly schedule of high, low and closing stock prices and average daily volume for 2005 and 2004.

Table 11 — Stock Price Information

	2005				2004
	High	Low	Close	Avg Volume	High	Low	Close	Avg Volume

First quarter	$27.92	$23.02	$23.73	40,503	$24.62	$21.37	$23.73	26,364
Second quarter					25.36	21.89	25.18	43,316
Third quarter					25.45	21.75	24.27	30,366
Fourth quarter					29.60	23.17	26.93	34,920

     The following table presents the quarterly cash dividends declared in 2005 and 2004 and the respective payout ratios as a percentage of basic operating earnings per share, which excludes merger-related charges.

Table 12 – Dividend Payout Information (based on operating earnings)

	2005		2004
	Dividend	Payout %	Dividend	Payout %

First quarter	$.07	20	$.06	19
Second quarter			.06	19	(1)
Third quarter			.06	18
Fourth quarter			.06	17	(1)

(1)	Dividend payout ratios for the second and fourth quarters of 2004 were 19% and 18%, respectively, when calculated using GAAP earnings per share.

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

     The following table shows United’s capital ratios, as calculated under regulatory guidelines, at March 31, 2005 and 2004.

Table 13 — Capital Ratios
(in thousands)

	2005		2004
	Actual	Regulatory	Actual	Regulatory
	Amount	Minimum	Amount	Minimum

Tier I Leverage:
Amount	$332,639	$151,510	$268,560	$120,493
Ratio	6.59%	3.00%	6.69%	3.00%

Tier I Risk-Based:
Amount	$332,639	$160,618	$268,560	$132,302
Ratio	8.28%	4.00%	8.12%	4.00%

Total Risk-Based:
Amount	$450,692	$321,237	$377,980	$264,603
Ratio	11.22%	8.00%	11.43%	8.00%

     United’s Tier I capital, which excludes other comprehensive income, consists of stockholders’ equity and qualifying capital securities less goodwill and deposit-based intangibles, totaled $332.6 million at March 31, 2005. Tier II capital components include supplemental capital items such as a qualifying allowance for loan losses and qualifying subordinated debt. Tier I capital plus Tier II capital components is referred to as Total Risk-Based capital and was $450.7 million at March 31, 2005. The capital ratios, as calculated under the guidelines, were 8.28% and 11.22% for Tier I and Total Risk-Based capital, respectively, at March 31, 2005.

     A minimum leverage ratio is required in addition to the risk-based capital standards and is defined as Tier I capital divided by average assets adjusted for goodwill and deposit-based intangibles. Although a minimum leverage ratio of 3% is required for the highest-rated bank holding companies which are not undertaking significant expansion programs, the Federal Reserve Board requires a bank holding company to maintain a leverage ratio greater than 3% if it is experiencing or anticipating significant growth or is operating with less than well-diversified risks in the opinion of the Federal Reserve Board. The Federal Reserve Board uses the leverage and risk-based capital ratios to assess capital adequacy of banks and bank holding companies. United’s leverage ratios at March 31, 2005 and 2004 were 6.59% and 6.69%, respectively.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

     There have been no material changes in United’s quantitative and qualitative disclosures about market risk as of March 31, 2005 from that presented in the Annual Report on Form 10-K for the year ended December 31, 2004. The interest rate sensitivity position at March 31, 2005 is included in management’s discussion and analysis on page 20 of this report.

Item 4. Controls and Procedures

     United’s management, including the Chief Executive Officer and Chief Financial Officer, supervised and participated in an evaluation of the company’s disclosure controls and procedures as of March 31, 2005. Based on, and as of the date of, that evaluation, United’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective in accumulating and communicating information to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures of that information under the Securities and Exchange Commission’s rules and forms and that the disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports that are filed or submitted by United under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds – None

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

Date: May 6, 2005