Form 10-Q
period 2005-06-30
UNITED COMMUNITY BANKS INC
filed 2005-08-05
CIK 857855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2005
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
YES ☑ NO ☐
Common stock, par value $1 per share: 38,283,209 shares
outstanding as of June 30, 2005

Part I – Financial Information
Item 1 – Financial Statements
UNITED COMMUNITY BANKS, INC.
Consolidated Statement of Income
For the Three and Six Months Ended June 30,

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2005	2004	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest revenue:
Loans, including fees	$69,446	$49,326	$132,913	$96,748
Federal funds sold and deposits in banks	150	66	409	177
Investment securities:
Taxable	10,190	6,339	19,204	12,408
Tax exempt	528	545	1,053	1,111

Total interest revenue	80,314	56,276	153,579	110,444

Interest expense:
Deposits:
Demand	4,379	1,920	7,906	3,714
Savings	174	93	342	176
Time	15,019	9,773	28,027	19,070
Federal funds purchased	1,106	499	1,977	770
Other borrowings	8,772	5,147	16,565	10,474

Total interest expense	29,450	17,432	54,817	34,204

Net interest revenue	50,864	38,844	98,762	76,240
Provision for loan losses	2,800	1,800	5,200	3,600

Net interest revenue after provision for loan losses	48,064	37,044	93,562	72,640

Fee revenue:
Service charges and fees	6,280	5,312	11,894	10,335
Mortgage loan and other related fees	1,742	1,585	3,225	2,865
Consulting fees	1,685	1,402	3,167	2,529
Brokerage fees	768	515	1,210	1,223
Securities losses, net	(2)	—	(2)	(4)
Other	1,706	833	2,885	1,977

Total fee revenue	12,179	9,647	22,379	18,925

Total revenue	60,243	46,691	115,941	91,565

Operating expenses:
Salaries and employee benefits	25,274	18,662	47,509	36,788
Occupancy	2,718	2,273	5,386	4,555
Communications and equipment	3,115	2,677	6,097	5,224
Postage, printing and supplies	1,369	1,068	2,720	2,210
Professional fees	1,071	795	2,109	1,632
Advertising and public relations	1,699	991	3,062	1,755
Amortization of intangibles	503	395	1,006	766
Merger-related charges	—	464	—	464
Other	3,059	2,502	5,698	4,609

Total operating expenses	38,808	29,827	73,587	58,003

Income before income taxes	21,435	16,864	42,354	33,562
Income taxes	7,662	5,815	15,140	11,575

Net income	$13,773	$11,049	$27,214	$21,987

Net income available to common stockholders	$13,767	$11,048	$27,201	$21,970

Earnings per common share:
Basic	$.36	$.31	$.71	$.62
Diluted	.35	.30	.69	.60
Weighted average common shares outstanding (in thousands):
Basic	38,270	35,633	38,234	35,477
Diluted	39,436	36,827	39,412	36,655
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED COMMUNITY BANKS, INC.
Consolidated Balance Sheet
For the period ended

	June 30,	December 31,	June 30,
(in thousands, except per share data)	2005	2004	2004
	(Unaudited)	(Audited)	(Unaudited)
ASSETS
Cash and due from banks	$117,478	$99,742	$147,793
Interest-bearing deposits in banks	17,451	35,098	39,186

Cash and cash equivalents	134,929	134,840	186,979

Securities available for sale	990,500	879,978	739,667
Mortgage loans held for sale	34,095	37,094	18,610
Loans, net of unearned income	4,072,811	3,734,905	3,338,309
Less — allowance for loan losses	49,873	47,196	42,558

Loans, net	4,022,938	3,687,709	3,295,751

Premises and equipment, net	105,469	103,679	92,497
Accrued interest receivable	31,909	27,923	23,150
Intangible assets	119,617	121,207	87,657
Other assets	100,785	95,272	81,135

Total assets	$5,540,242	$5,087,702	$4,525,446

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand	$590,306	$532,879	$479,439
Interest-bearing demand	1,141,115	1,055,192	935,489
Savings	177,822	171,898	160,550
Time	2,049,983	1,920,547	1,764,370

Total deposits	3,959,226	3,680,516	3,339,848

Federal funds purchased and repurchase agreements	213,148	130,921	181,439
Federal Home Loan Bank advances	800,316	737,947	535,343
Other borrowings	117,939	113,879	113,877
Accrued expenses and other liabilities	33,619	27,351	24,481

Total liabilities	5,124,248	4,690,614	4,194,988

Stockholders’ equity:
Preferred stock, $1 par value; $10 stated value; 10,000,000 shares authorized; 37,200, 44,800 and 48,300 shares issued and outstanding	372	448	483
Common stock, $1 par value; 100,000,000 shares authorized; 38,407,874, 38,407,874 and 36,620,754 shares issued	38,408	38,408	36,621
Capital surplus	154,480	155,076	116,129
Retained earnings	226,546	204,709	184,572
Treasury stock; 124,665, 240,346 and 374,362 shares, at cost	(2,517)	(4,413)	(6,393)
Accumulated other comprehensive (loss) income	(1,295)	2,860	(954)

Total stockholders’ equity	415,994	397,088	330,458

Total liabilities and stockholders’ equity	$5,540,242	$5,087,702	$4,525,446

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED COMMUNITY BANKS, INC.
Consolidated Statement of Changes in Stockholders’ Equity
For the Six Months Ended June 30,

						Accumulated
						Other
	Preferred	Common	Capital	Retained	Treasury	Comprehensive
(in thousands, except per share data)	Stock	Stock	Surplus	Earnings	Stock	Income (Loss)	Total

Balance, December 31, 2003	$559	$35,707	$95,951	$166,887	$(7,120)	$7,389	$299,373

Comprehensive income:
Net income				21,987			21,987
Other comprehensive loss:
Unrealized holding losses on available for sale securities, net of deferred tax benefit and reclassification adjustment						(6,057)	(6,057)
Unrealized losses on derivative financial instruments qualifying as cash flow hedges, net of deferred tax benefit						(2,286)	(2,286)

Comprehensive income				21,987		(8,343)	13,644
Retirement of preferred stock (7,600 shares)	(76)						(76)
Cash dividends declared on common stock ($.12 per share)				(4,293)			(4,293)
Redemption of fractional shares related to stock split (446 shares)							—
Common stock issued for acquisitions (914,627 shares)		914	20,586				21,500
Exercise of stock options (43,163 shares)			(232)		727		495
Amortization of restricted stock awards			16				16
Tax benefit from options exercised			(192)				(192)
Dividends declared on preferred stock ($.30 per share)				(9)			(9)

Balance, June 30, 2004	$483	$36,621	$116,129	$184,572	$(6,393)	$(954)	$330,458

Balance, December 31, 2004	$448	$38,408	$155,076	$204,709	$(4,413)	$2,860	$397,088

Comprehensive income:
Net income				27,214			27,214
Other comprehensive loss:
Unrealized holding losses on available for sale securities, net of deferred tax benefit and reclassification adjustment						(2,435)	(2,435)
Unrealized losses on derivative financial instruments qualifying as cash flow hedges, net of deferred tax benefit						(1,720)	(1,720)

Comprehensive income				27,214		(4,155)	23,059
Retirement of preferred stock (7,600 shares)	(76)						(76)
Cash dividends declared on common stock ($.14 per share)				(5,364)			(5,364)
Exercise of stock options (111,619 shares)			(711)		1,832		1,121
Amortization of restricted stock awards			180				180
Vesting of restricted stock awards (4,062 shares)			(65)		64		(1)
Dividends declared on preferred stock ($.30 per share)				(13)			(13)

Balance, June 30, 2005	$372	$38,408	$154,480	$226,546	$(2,517)	$(1,295)	$415,994

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED COMMUNITY BANKS, INC.
Consolidated Statement of Cash Flows
For the Six Months Ended June 30,

(in thousands)	2005	2004

Operating activities:
Net income	$27,214	$21,987
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	7,965	7,651
Provision for loan losses	5,200	3,600
Loss on sale of securities available for sale	2	4
Gain on sale of other assets	(556)	(125)
Changes in assets and liabilities:
Other assets and accrued interest receivable	(13,936)	(7,021)
Accrued expenses and other liabilities	3,342	7,155
Mortgage loans held for sale	2,999	(7,854)

Net cash provided by operating activities	32,230	25,397

Investing activities, net of purchase adjustments:
Proceeds from sales of securities available for sale	40,705	55,939
Proceeds from maturities and calls of securities available for sale	78,380	141,286
Purchases of securities available for sale	(226,551)	(254,123)
Net increase in loans	(342,800)	(231,444)
Proceeds from sales of premises and equipment	2,756	1,216
Purchases of premises and equipment	(8,508)	(8,816)
Net cash received from acquisitions	—	5,439
Proceeds from sale of other real estate	710	1,222

Net cash used by investing activities	(455,308)	(289,281)

Financing activities, net of purchase adjustments:
Net change in deposits	278,710	306,452
Net change in federal funds purchased and repurchase agreements	82,227	137,993
Proceeds from other borrowings	5,000	—
Repayments of other borrowings	(940)	(45,029)
Proceeds from FHLB advances	438,600	675,100
Repayments of FHLB advances	(376,100)	(780,350)
Proceeds from exercise of stock options	1,121	495
Retirement of preferred stock	(76)	(76)
Cash dividends on common stock	(5,362)	(3,906)
Cash dividends on preferred stock	(13)	(9)

Net cash provided by financing activities	423,167	290,670

Net change in cash and cash equivalents	89	26,786

Cash and cash equivalents at beginning of period	134,840	160,193

Cash and cash equivalents at end of period	$134,929	$186,979

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$52,899	$33,411
Income taxes	15,369	13,098
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income available to common shareholders:
As reported	$13,767	$11,048	$27,201	$21,970
Pro forma	13,360	10,845	26,454	21,613

Basic earnings per common share:
As reported	.36	.31	.71	.62
Pro forma	.35	.30	.69	.61

Diluted earnings per common share:
As reported	.35	.30	.69	.60
Pro forma	.34	.30	.67	.59
     The weighted average fair value of options granted in the second quarter of 2005 and 2004 was $5.69 and $5.94, respectively. The weighted average fair value of options granted during the first six months of 2005 and 2004 was $5.69 and $5.91, respectively. The fair value of each option granted was estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions: dividend yield of 1.08% to 1.26% in 2005 and 1.00% in 2004; a risk free interest rate ranging from 3.82% to 4.36% in 2005 and from 3.61% to 4.57% in 2004; expected volatility of 20% in 2005 and 15% in 2004; and, an expected life of 6.25 years in 2005, and 7 years in 2004. United’s stock trading history began in March of 2002 when United listed on Nasdaq. For 2005, expected volatility was determined using United’s historical weekly volatility over a two-year period. For 2004, the Nasdaq Bank Index was used to determine expected volatility. Compensation expense, included in the pro forma results, was determined based on the fair value of the options at the time of grant, multiplied by the number of options granted, which was then amortized, net of tax, over the vesting period. In December 2004, FAS 123(R) was released. The standards original effective date for United was for periods beginning July 1, 2005. The SEC has now delayed this standard until January 1, 2006. United plans to adopt this standard effective January 1, 2006.

Note 4 — Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30.
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Basic earnings per share:
Weighted average shares outstanding	38,270	35,633	38,234	35,477
Net income available to common shareholders	$13,767	$11,048	$27,201	$21,970

Basic earnings per share	$.36	$.31	$.71	$.62

Diluted earnings per share:
Weighted average shares outstanding	38,270	35,633	38,234	35,477
Net effect of the assumed exercise of stock options based on the treasury stock method using average market price for the period	794	822	806	806
Effect of conversion of subordinated debt	372	372	372	372

Total weighted average shares and common stock equivalents outstanding	39,436	36,827	39,412	36,655

Net income available to common shareholders	$13,767	$11,048	$27,201	$21,970
Income effect of conversion of subordinated debt, net of tax	32	21	60	42

Net income, adjusted for effect of conversion of subordinated debt, net of tax	$13,799	$11,069	$27,261	$22,012

Diluted earnings per share	$.35	$.30	$.69	$.60

Note 5 — Mergers and Acquisitions
     At June 30, 2005, accrued merger costs of $1.4 million remained unpaid relating to acquisitions closed in 2004 and 2003. The severance and related costs include change in control payments for which payment had been deferred. Professional fees include remaining legal fees related to the two business combinations completed during the fourth quarter of 2004. Contract termination costs include amounts owed to service providers as a result of early termination of service contracts related to the acquisitions completed during 2004 and 2003. At June 30, 2005, $825,000 remained unpaid, which primarily related to one contract termination charge that is in dispute. All of these charges are expected to be paid in 2005. The purchase adjustments resulted in a reduction of recorded goodwill. A reconciliation of the activities in 2005 related to accrued merger costs is below (in thousands):
Activity with accrued merger cost
For the Six Months Ended June 30, 2005

			Amounts
	Beginning	Purchase	Charged to	Amounts	Ending
	Balance	Adjustments	Earnings	Paid	Balance
Severance and related costs	$764	$—	$—	$(387)	$377
Professional fees	754	(29)	—	(600)	125
Contract termination costs	3,854	(594)	—	(2,435)	825
Other merger-related expenses	247	—	—	(154)	93

Totals	$5,619	$(623)	$—	$(3,576)	$1,420

Note 6 — Reclassification
     Certain amounts for the comparative periods of 2004 have been reclassified to conform to the 2005 presentation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
     This Form 10-Q contains forward-looking statements regarding United Community Banks, Inc. (“United”), including, without limitation, statements relating to United’s expectations with respect to revenue, credit losses, levels of nonperforming assets, expenses, earnings and other measures of financial performance. Words such as “may”, “could”, “would”, “should”, “believes”, “expects”, “anticipates”, “estimates”, “intends”, “plans”, “targets” or similar expressions are intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and involve certain risks and uncertainties that are subject to change based on various factors (many of which are beyond United’s control). The following factors, among others, could cause United’s financial performance to differ materially from the expectations expressed in such forward-looking statements:
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
Overview
     United is a bank holding company registered with the Federal Reserve under the Bank Holding Company Act of 1956 that was incorporated under the laws of the state of Georgia in 1987 and commenced operations in 1988. At June 30, 2005, United had total consolidated assets of $5.5 billion, total loans of $4.1 billion, total deposits of $4.0 billion and stockholders’ equity of $416 million.
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

Recent Mergers and Acquisitions
     On June 1, 2004, United completed the acquisition of Fairbanco Holding Company, Inc. (“Fairbanco”), a bank holding company headquartered in Fairburn, Georgia, and its wholly-owned Georgia subsidiary, 1st Community Bank. On June 1, 2004, 1st Community Bank had assets of $210 million, including purchase accounting related intangibles. United exchanged 914,627 shares of its common stock valued at $20.9 million and approximately $2.7 million in cash for all of the outstanding shares. 1st Community Bank was merged into United Community Bank-Georgia and operates as a separate community bank.
     On November 1, 2004, United completed the acquisition of Eagle National Bank. (“Eagle”), a bank headquartered in Stockbridge, Georgia. On November 1, 2004, Eagle had assets of $78 million, including purchase accounting related intangibles. United exchanged 414,462 shares of its common stock valued at $9.5 million and approximately $2.4 million in cash for all of the outstanding shares. Eagle was merged into United Community Bank-Georgia and operates as a separate community bank.
     On December 1, 2004, United completed the acquisition of Liberty National Bancshares, Inc. (“Liberty”), a bank holding company headquartered in Conyers, Georgia, and its wholly-owned subsidiary, Liberty National Bank. On December 1, 2004, Liberty had assets of $212 million, including purchase accounting related intangibles. United exchanged 1,372,658 shares of its common stock valued at $32.5 million and approximately $3.0 million in cash for all of the outstanding shares. Liberty National Bank was merged into United Community Bank-Georgia and operates as a separate community bank.
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

Table 1 — Financial Highlights
FINANCIAL HIGHLIGHTS TABLE
UNITED COMMUNITY BANKS, INC.
Selected Financial Information
For the Three and Six Months Ended June 30, 2005

						Second
	2005		2004			Quarter	For the Six		YTD
(in thousands, except per share	Second	First	Fourth	Third	Second	2005-2004	Months Ended		2005-2004
data; taxable equivalent)	Quarter	Quarter	Quarter	Quarter	Quarter	Change	2005	2004	Change

INCOME SUMMARY
Interest revenue	$80,701	$73,649	$66,761	$61,358	$56,680		$154,350	$111,267
Interest expense	29,450	25,367	21,448	19,142	17,432		54,817	34,204

Net interest revenue	51,251	48,282	45,313	42,216	39,248	31%	99,533	77,063	29%
Provision for loan losses	2,800	2,400	2,000	2,000	1,800		5,200	3,600
Fee revenue	12,179	10,200	10,757	9,857	9,647	26	22,379	18,925	18

Total revenue	60,630	56,082	54,070	50,073	47,095	29	116,712	92,388	26
Operating expenses (1)	38,808	34,779	33,733	31,296	29,363	32	73,587	57,539	28

Income before taxes	21,822	21,303	20,337	18,777	17,732	23	43,125	34,849	24
Income taxes	8,049	7,862	7,427	6,822	6,379		15,911	12,558

Net operating income	13,773	13,441	12,910	11,955	11,353	21	27,214	22,291	22
Merger-related charges, net of tax	—	—	261	—	304		—	304

Net income	$13,773	$13,441	$12,649	$11,955	$11,049	25	$27,214	$21,987	24

OPERATING PERFORMANCE (1)
Earnings per common share:
Basic	$.36	$.35	$.35	$.33	$.32	13	$.71	$.63	13
Diluted	.35	.34	.34	.32	.31	13	.69	.61	13
Return on tangible equity (2)(3)(4)	19.21%	19.86%	19.96%	19.41%	19.70%		19.52%	19.79%
Return on assets (4)	1.03	1.06	1.07	1.05	1.07		1.04	1.07
Efficiency ratio	61.18	59.47	60.20	60.11	60.05		60.36	59.94
Dividend payout ratio	19.44	20.00	17.14	18.18	18.75		19.72	19.05

GAAP PERFORMANCE
Per common share:
Basic earnings	$.36	$.35	$.34	$.33	$.31	16	$.71	$.62	15
Diluted earnings	.35	.34	.33	.32	.30	17	.69	.60	15
Cash dividends declared	.07	.07	.06	.06	.06	17	.14	.12	17
Book value	10.86	10.42	10.39	9.58	9.10	19	10.86	9.10	19
Tangible book value (3)	7.85	7.40	7.34	7.28	6.77	16	7.85	6.77	16

Key performance ratios:
Return on equity (2)(4)	13.46%	13.68%	14.15%	14.20%	14.40%		13.57%	14.63%
Return on assets (4)	1.03	1.06	1.05	1.05	1.04		1.04	1.06
Net interest margin (4)	4.12	4.05	4.05	3.99	3.95		4.09	3.97
Dividend payout ratio	19.44	20.00	17.65	18.18	19.35		19.72	19.35
Equity to assets	7.65	7.71	7.54	7.50	7.30		7.68	7.38
Tangible equity to assets (3)	5.62	5.58	5.75	5.76	5.74		5.60	5.81

ASSET QUALITY
Allowance for loan losses	$49,873	$48,453	$47,196	$43,548	$42,558		$49,873	$42,558
Non-performing assets	13,495	13,676	8,725	10,527	8,812		13,495	8,812
Net charge-offs	1,380	1,143	1,183	1,010	789		2,523	1,424
Allowance for loan losses to loans	1.22%	1.25%	1.26%	1.27%	1.27	%	1.22%	1.27	%
Non-performing assets to total assets	.24	.26	.17	.23	.19		.24	.19
Net charge-offs to average loans (3)	.14	.12	.13	.12	.10		.13	.09

AVERAGE BALANCES
Loans	$3,942,077	$3,797,479	$3,572,824	$3,384,281	$3,235,262	22	$3,870,177	$3,165,569	22
Investment securities	996,096	946,194	805,766	762,994	715,586	39	971,283	684,226	42
Earning assets	4,986,339	4,819,961	4,456,403	4,215,472	3,991,797	25	4,903,610	3,900,337	26
Total assets	5,338,398	5,164,464	4,781,018	4,521,842	4,274,442	25	5,251,913	4,179,664	26
Deposits	3,853,884	3,717,916	3,500,842	3,351,188	3,178,776	21	3,786,276	3,067,251	23
Stockholders’ equity	408,352	398,164	360,668	338,913	311,942	31	403,286	308,434	31
Common shares outstanding:
Basic	38,270	38,198	37,056	36,254	35,633		38,234	35,477
Diluted	39,436	39,388	38,329	37,432	36,827		39,412	36,655

AT PERIOD END
Loans	$4,072,811	$3,877,575	$3,734,905	$3,438,417	$3,338,309	22	$4,072,811	$3,338,309	22
Investment securities	990,500	928,328	879,978	726,734	739,667	34	990,500	739,667	34
Earning assets	5,161,067	4,907,743	4,738,389	4,280,643	4,172,049	24	5,161,067	4,172,049	24
Total assets	5,540,242	5,265,771	5,087,702	4,592,655	4,525,446	22	5,540,242	4,525,446	22
Deposits	3,959,226	3,780,521	3,680,516	3,341,525	3,339,848	19	3,959,226	3,339,848	19
Stockholders’ equity	415,994	398,886	397,088	347,795	330,458	26	415,994	330,458	26
Common shares outstanding	38,283	38,249	38,168	36,255	36,246		38,283	36,246

(1)	Excludes pre-tax merger-related charges totaling $406,000 or $.01 per diluted common share and $464,000 or $.01 per diluted common share in the fourth and second quarters, respectively of 2004.

(2)	Net income available to common stockholders, which excludes preferred stock dividends, divided by average realized common equity, which excludes accumulated other comprehensive income.

(3)	Excludes effect of acquisition related intangibles and associated amortization.

(4)	Annualized.

Merger—Related Charges
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
Table 2 — Operating Earnings to GAAP Earnings Reconciliation
(in thousands, except per share data)

	Fourth	Second	Six months ended
	Quarter	Quarter	June 30,
	2004	2004	2004
Merger charges included in expenses	$406	$464	$464
Income tax effect of charges	145	160	160

After-tax effect of merger-related charges	$261	$304	$304

Net Income Reconciliation
Operating net income	$12,910	$11,353	$22,291
After-tax effect of merger-related charges	(261)	(304)	(304)

Net income (GAAP)	$12,649	$11,049	$21,987

Basic Earnings Per Share Reconciliation
Basic operating earnings per share	$.35	$.32	$.63
Per share effect of merger-related charges	(.01)	(.01)	(.01)

Basic earnings per share (GAAP)	$.34	$.31	$.62

Diluted Earnings Per Share Reconciliation
Diluted operating earnings per share	$.34	$.31	$.61
Per share effect of merger-related charges	(.01)	(.01)	(.01)

Diluted earnings per share (GAAP)	$.33	$.30	$.60

Results of Operations
     Net operating income was $13.8 million for the three months ended June 30, 2005, an increase of $2.4 million, or 21%, from the same period in 2004. Diluted operating earnings per share were $.35 for the quarter ended June 30, 2005, compared with $.31 for the same period in 2004, an increase of 13%. Operating return on tangible equity for the second quarter of 2005 was 19.21%, compared with 19.70% for 2004. Operating return on assets for the quarter ended June 30, 2005 was 1.03%, compared with 1.07% for 2004.
     Year-to-date through June 30, net operating income was $27.2 million compared to $22.3 million for the first six months of 2004, an increase of 22%. Diluted operating earnings per share were $.69 for the first six months ended June 30, 2005, compared with $.61 for the same period in 2004, an increase of 13%. Operating return on tangible equity for the first six months of 2005 was 19.52% compared to 19.79% for the first six months of 2004. Operating return on assets for the first six months ended June 30, 2005 was 1.04% compared to 1.07% for the first six months ended June 30, 2004.

Net Interest Revenue (Taxable Equivalent)
     Net interest revenue (the difference between the interest earned on assets and the interest paid on deposits and borrowed funds) is the single largest component of total revenue. United actively manages this revenue source to provide an optimal level of revenue while balancing interest rate, credit and liquidity risks. Net interest revenue for the three months ended June 30, 2005 was $51.3 million, up 31%, over last year. Year-to-date, net interest revenue was $99.5 million, up 29% over the same period in 2004. The increase for the second quarter of 2005 was driven by strong loan growth and a 17 basis point widening of the net interest margin to 4.12%. Average loans increased $707 million, or 22%, from the second quarter of last year and year-to-date average loans were up $705 million. This loan growth was due to the continued high loan demand across all of United’s markets and the acquisitions of 1st Community Bank, Eagle National Bank and Liberty National Bank, which collectively added $281 million to the second quarter 2005 average balances. The quarter-end loan balances increased $735 million as compared to June 30, 2004. Of this increase, $235 million was in the north Georgia markets (which includes $92 million in United’s new Gainesville bank), $43 million in western North Carolina, $352 million in the metro Atlanta market (which includes $206 million related to the Eagle National Bank and Liberty National Bank acquisitions in 2004), $40 million in east Tennessee, and $65 million in the coastal Georgia markets.
     Average interest-earning assets for the second quarter and first six months of 2005 increased $995 million, or 25%, and $1.0 billion or 26%, respectively, over the same periods in 2004. The increase reflects the strong organic and acquired loan growth, as well as an increase in the investment securities portfolio. The majority of the increase in interest-earning assets was funded by interest-bearing sources resulting in increases in average interest-bearing liabilities for the quarter and year-to-date of approximately $848 million and $856 million, respectively, as compared to the same periods in 2004.
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
     For the three months ended June 30, 2005 and 2004, the net interest spread was 3.76% and 3.70%, respectively, while the net interest margin was 4.12% and 3.95%, respectively. For the first six months of 2005 and 2004, the net interest spread was 3.75% and 3.71%, respectively, while the net interest margin was 4.09% and 3.97%, respectively. Since June of 2004, the Federal Reserve has increased the federal funds rate 225 basis points. This had a positive impact on net interest revenue and net interest margin due to United’s slightly asset sensitive balance sheet. The rise in the average rate on interest-earning assets exceeded the rise in the average rate on interest-bearing liabilities by 6 basis points when comparing the three month period ended June 30, 2005 with the three months ended June 30, 2004, resulting in the higher net interest spread. The same can be said for the six month period ended June 30, 2005 when compared with the same period in 2004, which resulted in a higher net interest spread by 4 basis points. Because the competitive environment allowed United to keep deposit pricing from reflecting the full impact of rising short-term interest rates, the spread between interest rates earned on loans and interest rates paid on deposits widened.
     The increase in the federal funds rate, which effects variable rate assets and liabilities, along with the loan growth mentioned above were the two primary reasons for the increases in the net interest margin and net interest revenue. Most of the loan growth added over the last year has been prime-based, adjusted daily. At June 30, 2005, United had approximately $2.3 billion in loans indexed to the daily Prime Rate published in the Wall Street Journal compared with $1.6 billion a year ago. At June 30, 2005 and 2004, United had receive-fixed swap contracts with a total notional value of $538 million and $512 million, respectively, that were accounted for as cash flow hedges of prime-based loans. The swap contracts reduced loan interest revenue by $128,000 during the second quarter of 2005 and added $1.3 million during the second quarter of 2004 to loan interest revenue. For the six months ended June 30, 2005 and 2004, the swap contracts added $405,000 and $2.2 million, respectively, to loan interest revenue. This resulted in a decrease in the average loan yield of 1 basis point for the second quarter of 2005 compared to an increase of 16 basis points for the second quarter of 2004. On a year-to-date basis the increase in the average loan yield was 2 basis points and 14 basis points, respectively, for 2005 and 2004.
     The average yield on interest-earning assets for the second quarter of 2005 was 6.49%, compared with 5.71% in the second quarter of 2004. The year-to-date yield on interest-earning assets was 6.34%, compared to 5.73% for the first six months of 2004. The main driver of this increase was loan yields, which were up 91 basis points for the quarter and 75 basis points on a year-to-date basis due to the growing level of prime daily loans and the significant number of Federal Reserve increases to the federal funds rate in the last half of 2004 and the first half of 2005.
     The average cost of interest-bearing liabilities for the second quarter was 2.73%, an increase of 72 basis points from the same period in 2004. The average cost of interest-bearing liabilities for the first six months of 2005 was 2.59%, an increase of 57 basis points from a year ago. The increase reflects the impact of rising rates on United’s floating rate sources of funding and increased deposit pricing in selected products and markets.

     The following table shows the relationship between interest revenue and expense and the average balances of interest-earning assets and interest-bearing liabilities for the three months ended June 30, 2005 and 2004.
Table 3 — Average Consolidated Balance Sheets and Net Interest Analysis
For the Three Months Ended June 30,
(In thousands, taxable equivalent)

	2005			2004
	Average		Avg.	Average		Avg.
	Balance	Interest	Rate	Balance	Interest	Rate

Assets:
Interest-earning assets:
Loans, net of unearned income (1)(2)	$3,942,077	$69,130	7.03%	$3,235,262	$49,221	6.12%
Taxable securities (3)	946,543	10,190	4.31	667,027	6,339	3.80
Tax-exempt securities (1)	49,553	869	7.01	48,559	897	7.39
Federal funds sold and other interest-earning assets	48,166	512	4.25	40,949	223	2.18

Total interest-earning assets	4,986,339	80,701	6.49	3,991,797	56,680	5.71

Non-interest-earning assets:
Allowance for loan losses	(49,576)			(41,418)
Cash and due from banks	94,488			89,759
Premises and equipment	103,439			89,126
Other assets	203,708			145,178

Total assets	$5,338,398			$4,274,442

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
Transaction accounts	$1,109,861	$4,379	1.58	$892,809	$1,920	.86
Savings deposits	176,624	174	.40	153,061	93	.24
Certificates of deposit	1,998,383	15,019	3.01	1,677,161	9,773	2.34

Total interest-bearing deposits	3,284,868	19,572	2.39	2,723,031	11,786	1.74

Federal funds purchased	142,900	1,106	3.10	132,259	499	1.52
Federal Home Loan Bank advances	785,523	6,565	3.35	517,744	3,196	2.48
Long-term debt and other borrowings	118,406	2,207	7.48	110,421	1,951	7.11

Total borrowed funds	1,046,829	9,878	3.78	760,424	5,646	2.99

Total interest-bearing liabilities	4,331,697	29,450	2.73	3,483,455	17,432	2.01

Non-interest-bearing liabilities:
Non-interest-bearing deposits	569,016			455,745
Other liabilities	29,333			23,300

Total liabilities	4,930,046			3,962,500

Stockholders’ equity	408,352			311,942

Total liabilities and stockholders’ equity	$5,338,398			$4,274,442

Net interest revenue		$51,251			$39,248

Net interest-rate spread			3.76%			3.70%

Net interest margin (4)			4.12%			3.95%

(1)	Interest revenue on tax-exempt securities and loans has been increased to reflect comparable interest on taxable securities and loans. The rate used was 39%, reflecting the statutory federal tax rate and the federal tax adjusted state tax rate.

(2)	Included in the average balance of loans outstanding are loans where the accrual of interest has been discontinued.

(3)	Securities available for sale are shown at amortized cost. Pretax unrealized losses of $782,000 in 2005 and pretax unrealized gains of $3.3 million in 2004 are included in other assets for purposes of this presentation.

(4)	Net interest margin is taxable equivalent net-interest revenue divided by average interest-earning assets.

     The following table shows the relationship between interest revenue and expense and the average balances of interest-earning assets and interest-bearing liabilities for the six months ended June 30, 2005 and 2004.
Table 3 — Average Consolidated Balance Sheets and Net Interest Analysis (continued)
For the Six Months Ended June 30,
(In thousands, taxable equivalent)

	2005			2004
	Average		Avg.	Average		Avg.
	Balance	Interest	Rate	Balance	Interest	Rate

Assets:
Interest-earning assets:
Loans, net of unearned income (1)(2)	$3,870,177	$132,266	6.89%	$3,165,569	$96,602	6.14%
Taxable securities (3)	921,564	19,204	4.17	634,589	12,408	3.91
Tax-exempt securities (1)	49,719	1,733	6.97	49,637	1,828	7.37
Federal funds sold and other interest-earning assets	62,150	1,147	3.69	50,542	429	1.70

Total interest-earning assets	4,903,610	154,350	6.34	3,900,337	111,267	5.73

Non-interest-earning assets:
Allowance for loan losses	(48,869)			(40,434)
Cash and due from banks	93,446			83,968
Premises and equipment	102,927			88,029
Other assets	200,799			147,764

Total assets	$5,251,913			$4,179,664

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
Transaction accounts	$1,092,181	$7,906	1.46	$876,072	$3,714	.85
Savings deposits	175,033	342	.39	147,530	176	.24
Certificates of deposit	1,966,709	28,027	2.87	1,609,089	19,070	2.38

Total interest-bearing deposits	3,233,923	36,275	2.26	2,632,691	22,960	1.75

Federal funds purchased	140,359	1,977	2.84	138,148	770	1.12
Federal Home Loan Bank advances	778,160	12,222	3.17	531,783	6,368	2.41
Long-term debt and other borrowings	116,042	4,343	7.55	109,574	4,106	7.54

Total borrowed funds	1,034,561	18,542	3.61	779,505	11,244	2.90

Total interest-bearing liabilities	4,268,484	54,817	2.59	3,412,196	34,204	2.02

Non-interest-bearing liabilities:
Non-interest-bearing deposits	552,354			434,563
Other liabilities	27,789			24,471

Total liabilities	4,848,627			3,871,230

Stockholders’ equity	403,286			308,434

Total liabilities and stockholders’ equity	$5,251,913			$4,179,664

Net interest revenue		$99,533			$77,063

Net interest-rate spread			3.75%			3.71%

Net interest margin (4)			4.09%			3.97%

(1)	Interest revenue on tax-exempt securities and loans has been increased to reflect comparable interest on taxable securities and loans. The rate used was 39%, reflecting the statutory federal tax rate and the federal tax adjusted state tax rate.

(2)	Included in the average balance of loans outstanding are loans where the accrual of interest has been discontinued.

(3)	Securities available for sale are shown at amortized cost. Pretax unrealized gains of $1.1 million in 2005 and $7.2 million in 2004 are included in other assets for purposes of this presentation.

(4)	Net interest margin is taxable equivalent net-interest revenue divided by average interest-earning assets.

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
Table 4 — Change in Interest Revenue and Expense on a Taxable Equivalent Basis
(in thousands)

	Three Months Ended June 30, 2005			Six Months Ended June 30, 2005
	Compared to 2004			Compared to 2004
	Increase (decrease)			Increase (decrease)
	due to changes in			due to changes in
	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Loans	$11,720	$8,189	$19,909	$23,178	$12,486	$35,664
Taxable securities	2,924	927	3,851	5,933	863	6,796
Tax-exempt securities	18	(46)	(28)	9	(104)	(95)
Federal funds sold and other interest-earning assets	45	244	289	117	601	718

Total interest-earning assets	14,707	9,314	24,021	29,237	13,846	43,083

Interest-bearing liabilities:
Transaction accounts	555	1,904	2,459	1,084	3,108	4,192
Savings deposits	16	65	81	38	128	166
Certificates of deposit	2,088	3,158	5,246	4,687	4,270	8,957

Total interest-bearing deposits	2,659	5,127	7,786	5,809	7,506	13,315
Federal funds purchased	43	564	607	13	1,194	1,207
Federal Home Loan Bank advances	2,000	1,369	3,369	3,500	2,354	5,854
Long-term debt and other borrowings	145	111	256	242	(5)	237

Total borrowed funds	2,188	2,044	4,232	3,755	3,543	7,298

Total interest-bearing liabilities	4,847	7,171	12,018	9,564	11,049	20,613

Increase in net interest revenue	$9,860	$2,143	$12,003	$19,673	$2,797	$22,470

Provision for Loan Losses
     The provision for loan losses was $2.8 million for the second quarter of 2005, compared with $1.8 million for the same period in 2004. Provision for the first six months of 2005 was $5.2 million, compared to $3.6 million for the first six months of 2004. Net loan charge-offs as a percentage of average outstanding loans for the three months ended June 30, 2005 were .14%, as compared with .10% for the second quarter of 2004. Year-to-date, net loan charge-offs as a percentage of average outstanding loans were .13%, compared to .09% for the first six months of 2004. Net loan charge-offs continue at relatively low levels, and as a percentage of average outstanding loans, continues to move in line with management’s expectation and within the Company’s historical range of high to low loss percentages for the past five years of .25% to .11%.
     The provision for loan losses is based on management’s evaluation of losses inherent in the loan portfolio and the corresponding analysis of the allowance for loan losses. Additional discussion on loan quality and the allowance for loan losses is included in the Asset Quality section of this report.

Fee Revenue
     Fee revenue for the second quarter and the first six months of 2005, totaled $12.2 million and $22.4 million, respectively, compared with $9.6 million and $18.9 million, respectively, for the same periods in 2004. This is a 26% increase over the second quarter of 2004, and an 18% increase over the comparable six months a year ago. Fee revenue for the second quarter of 2005 and 2004 was approximately 20% of total revenue; and on a year-to-date basis, fee revenue was approximately 19% of total revenue in 2005 and 20% in 2004. United continues to increase fee revenue through new products and services. The following table presents the components of fee revenue for the second quarter and the first six months of 2005 and 2004.
Table 5 — Fee Revenue
For the Three and Six Months Ended June 30,
(in thousands, taxable equivalent)

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2005	2004	Change	2005	2004	Change
Service charges and fees	$6,280	$5,312	18%	$11,894	$10,335	15%
Mortgage loan and related fees	1,742	1,585	10	3,225	2,865	13
Consulting fees	1,685	1,402	20	3,167	2,529	25
Brokerage fees	768	515	49	1,210	1,223	(1)
Securities losses, net	(2)	—		(2)	(4)
Loss on prepayments of borrowings	—	—		—	—
Other	1,706	833	105	2,885	1,977	46

Total	$12,179	$9,647	26	$22,379	$18,925	18

     Earnings for acquired companies are included in consolidated results beginning on their respective acquisition dates. Therefore, comparability between current and prior periods is affected by acquisitions completed over the last 18 months.
     Service charges on deposit accounts of $6.3 million, were up $968,000, or 18%, over the second quarter of 2004. Year-to-date service charges were up $1.6 million or 15% over the same period in 2004. The increase in service charges and fees was due, about equally, from an increase in the number of accounts and transaction activity resulting from successful internal efforts to increase core deposits and from acquisitions. Included is ATM and debit card revenue which was up $411,000 compared to the same quarter a year ago; a 61% increase. This results primarily from having a higher volume of ATM transactions and more debit cards in customer hands through new account openings and successful cross selling.
     Mortgage loan and related fees of $1.7 million for the quarter were up $157,000, or 10%, from the same period in 2004. Mortgage loan originations of $98 million for the second quarter 2005 were up $27 million from the second quarter of 2004. This increase was due to the addition of mortgage lenders and new products offered by United. Substantially all of these originated residential mortgages were sold into the secondary market, including the right to service these loans.
     Consulting fees for the second quarter of 2005 of $1.7 million were up $283,000 from the same period in 2004. This increase was due to the increase in fee revenue from two new practices offered and growth in general consulting revenue. On a year-to-date basis, consulting fees were up 25% or $638,000.
     Brokerage fees of $768,000 were up $253,000, or 49% from the level achieved in the second quarter of 2004 and were up $326,000 from the first quarter of 2005. On a year-to-date basis, brokerage fees were relatively flat compared with the prior year.
     Other fee revenue increased $873,000 from the second quarter of 2004, due primarily to gains from the sale of two former banking offices of $530,000, and the sale of SBA loans of $235,000. Other fees were also up compared to the first quarter by $527,000 driven primarily by the gains on the sale of the former banking offices.
Operating Expenses
     For the three and six months ended June 30, 2005, total operating expenses, excluding merger-related charges, were $38.8 million and $73.6 million, respectively, compared with $29.4 million and $57.5 million, respectively, for the same period in 2004. The percentage growth for the three and six months was 32% and 28%, respectively. The following table presents the components of operating expenses for the three and six months ended June 30, 2005 and 2004.

Table 6 — Operating Expenses
For the Three and Six Months Ended June 30,
(in thousands)

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2005	2004	Change	2005	2004	Change
Salaries and employee benefits	$25,274	$18,662	35%	$47,509	$36,788	29%
Occupancy	2,718	2,273	20	5,386	4,555	18
Communications and equipment	3,115	2,677	16	6,097	5,224	17
Postage, printing and supplies	1,369	1,068	28	2,720	2,210	23
Professional fees	1,071	795	35	2,109	1,632	29
Advertising and public relations	1,699	991	71	3,062	1,755	74
Amortization of intangibles	503	395		1,006	766
Other	3,059	2,502	22	5,698	4,609	24

	38,808	29,363	32	73,587	57,539	28
Merger-related charges	—	464		—	464

Total	$38,808	$29,827	30	$73,587	$58,003	27

     Salaries and benefits for the second quarter of 2005 totaled $25.3 million, an increase of $6.6 million, or 35% over the same period in 2004. Acquisitions and de novo locations accounted for nearly 60% of the increase, with the remainder due to an increase in staff to support business growth, along with related hiring and relocation costs, and normal merit increases. At June 30, 2005, total staff was 1,659, an increase of 216 from a year ago. Nearly 60% of the increase, or 125 staff was added through acquisitions and de novo offices, with the Gainesville de novo adding 57 employees during the second quarter of 2005. Excluding acquisitions and de novo locations, the growth in staff was approximately 6% over last year, an increase of 91 employees. In addition, the ratio of total assets to full-time equivalent (FTE) employees grew from $3.2 million, at June 30, 2004, to $3.4 million, at June 30, 2005.
     Occupancy expenses for the second quarter were up $445,000 or 20%, from the second quarter of 2004, and the increase for the six months ended June 30, 2005 over the same period in 2004 was $831,000, or 18%, primarily reflecting the cost of operating banking offices added through acquisitions and de novo expansion. The increases are in all categories of occupancy expense including utilities, maintenance, rent, taxes and depreciation charges.
     Communication and equipment costs of $3.1 million for the second quarter and $6.1 million for the first six months of 2005 were up $438,000, or 16%, and $873,000 or 17%, respectively, over the same periods in 2004, primarily due to acquisitions and further investment in technology equipment to support business growth and enhance operating efficiencies.
     Postage, printing and supplies costs for the second quarter of 2005 were up $301,000, or 28%, from the same period in 2004. On a year-to-date basis, these cost were up $510,000, or 23%, compared with the prior year. Most of the increase was due to additional postage and courier expense resulting from geographic expansion into new markets through acquisitions and de novo offices.
     Professional fees for the second quarter were up $276,000, or 35%, from the second quarter of 2004. The increase in professional fees on a year-to-date basis was $477,000, or 29%. This increase is primarily due to increasing legal costs associated with new loans, higher costs of external loan review and the cost of various consulting projects.
     Advertising and public relations expenses for the second quarter of 2005 of $1.7 million were up $708,000, or 71%, over the second quarter of 2004. On a year-to-date basis, this expense was up $1.3 million, or 74%, over the prior year. This was due to costs associated with United’s efforts to increase core deposit accounts and brand promotion within the new markets added recently through mergers and de novo offices.
     The increase of $108,000 for the quarter in intangible amortization is due to the Liberty and Eagle acquisitions, which closed during the fourth quarter of 2004 and are reflected in the 2005 results, but not in 2004.
     Other expense increased by $557,000, or 22%, from the second quarter of 2004. On a year-to-date basis, other expense increased $1.1 million, or 24%. This increase is being driven primarily by acquisitions and business growth.
     The efficiency ratio measures total operating expenses, excluding merger-related charges, as a percentage of total revenue, excluding the provision for loan losses and net securities gains or losses. Based on operating income, United’s efficiency ratio for the second quarter was 61.18% compared with 60.05% for the second quarter of 2004. Year-to-date, the efficiency ratio was 60.36% compared with 59.94% for the first six months of 2004. The increases for both periods were primarily due to the expansion costs for the new de novo bank in Gainesville during the second quarter of 2005.

Income Taxes
     Income tax expense, net of tax benefits relating to merger charges, was $7.7 million for the second quarter, as compared with $5.8 million for the second quarter of 2004, representing a 35.7% and 34.5% effective tax rate, respectively. The effective tax rates were lower than the statutory tax rate primarily due to interest revenue on certain investment securities and loans that are exempt from income taxes and tax credits received on affordable housing investments. The effective tax rate has increased as tax-exempt interest revenue on securities and loans has declined as a percentage of pre-tax earnings. Additional information regarding income taxes can be found in Note 13 to the Consolidated Financial Statements filed with United’s 2004 Form 10-K.
Balance Sheet Review
     Total assets at June 30, 2005 were $5.5 billion, 9% higher than the $5.1 billion at December 31, 2004 and 22% higher than the $4.5 billion at June 30 , 2004. Average total assets for the second quarter of 2005 were $5.3 billion, up $1.1 billion from average assets in the second quarter of 2004.
Loans
     The following table presents a summary of the loan portfolio.
Table 7 — Loans Outstanding
(in thousands)

	June 30,	December 31,	June 30,
	2005	2004	2004
Commercial (commercial and industrial)	$222,452	$211,850	$183,941
Commercial (secured by real estate)	1,016,700	966,558	853,956

Total commercial	1,239,152	1,178,408	1,037,897
Construction	1,480,664	1,304,526	1,106,359
Residential mortgage	1,194,724	1,101,653	1,050,561
Installment	158,271	150,318	143,492

Total loans	$4,072,811	$3,734,905	$3,338,309

As a percentage of total loans:
Commercial (commercial and industrial)	6%	6%	6%
Commercial (secured by real estate)	25	26	26

Total commercial	31	32	32
Construction	36	35	33
Residential mortgage	29	29	31
Installment	4	4	4

Total	100%	100%	100%

     At June 30, 2005, total loans were $4.1 billion, an increase of $735 million, or 22%, from June 30, 2004 and an increase of $338 million, or 9%, from December 31, 2004. Over the past year, United has experienced strong loan growth in all markets, with particular strength in loans secured by real estate. Substantially all loans are to customers located in Georgia, North Carolina and Tennessee, the immediate market areas of the Banks. The acquisitions of Eagle National Bank, which closed on November 1, 2004 and Liberty National Bank, which closed on December 1, 2004, added approximately $206 million in balances to the loan portfolio. Approximately $374 million of the increase from a year ago occurred in construction and land development loans. Growth continues to be strong in residential real estate loans and commercial loans , which grew $144 million and $201 million, respectively, from June 30, 2004. In May 2005, United expanded into the Gainesville, Georgia market with a new de novo bank, which added $92 million in loans spread across all of the loan categories.

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
     The following table presents a summary of changes in the allowance for loan losses for the three and six-month periods ended June 30, 2005 and 2004.
Table 8 — Summary of Loan Loss Experience
For the Three and Six Months Ended June 30,
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Balance beginning of period	$48,453	$39,820	$47,196	$38,655
Allowance from acquisitions	—	1,727	—	1,727
Loans charged-off	(1,706)	(1,008)	(3,109)	(2,028)
Recoveries	326	219	586	604

Net charge-offs	(1,380)	(789)	(2,523)	(1,424)
Provision for loan losses	2,800	1,800	5,200	3,600

Balance end of period	$49,873	$42,558	$49,873	$42,558

Total loans:
At period end	$4,072,811	$3,338,309	$4,072,811	$3,338,309
Average	3,942,077	3,235,262	3,870,177	3,165,569
As a percentage of average loans (annualized):
Net charge-offs	.14%	.10%	.13%	.09%
Provision for loan losses	.28	.22	.27	.23
Allowance as a percentage of period end loans	1.22	1.27	1.22	1.27
Allowance as a percentage of non-performing loans	435	593	435	593
     Management believes that the allowance for loan losses at June 30, 2005 is adequate to absorb losses inherent in the loan portfolio. This assessment involves uncertainty and judgment; therefore, the adequacy of the allowance for loan losses cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examination of the Banks, may require adjustments to the provision for loan losses in future periods if, in their opinion, the results of their review warrant such additions.

Non-performing Assets
     The table below summarizes non-performing assets.
Table 9 — Non-Performing Assets
(in thousands)

	June 30,	December 31,	June 30,
	2005	2004	2004
Non-accrual loans	$11,465	$8,031	$7,169
Loans past due 90 days or more and still accruing	—	—	3

Total non-performing loans	11,465	8,031	7,172
Other real estate owned	2,030	694	1,640

Total non-performing assets	$13,495	$8,725	$8,812

Non-performing loans as a percentage of total loans	.28%	.22%	.21%
Non-performing assets as a percentage of total assets	.24	.17	.19
     Non-performing loans, which include non-accrual loans and accruing loans past due over 90 days, totaled $11.5 million at June 30, 2005, compared with $8.0 million at December 31, 2004 and $7.2 million at June 30, 2004. At June 30, 2005, the ratio of non-performing loans to total loans was .28%, compared with .22% at December 31, 2004 and .21% at June 30, 2004. Non-performing assets, which include non-performing loans and foreclosed real estate, totaled $13.5 million at June 30, 2005, compared with $8.7 million at December 31, 2004 and $8.8 million at June 30, 2004.
     United’s policy is to place loans on non-accrual status when, in the opinion of management, the principal and interest on a loan is not likely to be repaid in accordance with the loan terms or when the loan becomes 90 days past due and is not well secured and in the process of collection. When a loan is placed on non-accrual status, interest previously accrued, but not collected, is reversed against current interest revenue. Depending on management’s evaluation of the borrower and loan collateral, interest revenue on a non-accrual loan may be recognized on a cash basis as payments are received. There were no commitments to lend additional funds to customers whose loans were on non-accrual status at June 30, 2005.
     At June 30, 2005 and 2004, there were $6.9 million and $1.1 million, respectively, of loans classified as impaired under the definition outlined in SFAS No. 114. Specific reserves allocated to these impaired loans totaled $1.7 million at June 30, 2005, and $281,000 at June 30, 2004. The average recorded investment in impaired loans for the quarters ended June 30, 2005 and 2004, was $7.0 million and $546,000, respectively. Interest revenue recognized on loans while they were impaired for the second quarter and first half of 2005 was $9,000 and $13,000, respectively, compared with $12,000 and $15,000 for the same periods in 2004.
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
     Total investment securities at quarter-end increased $251 million from second quarter of 2004, and $111 million from December 31, 2004. The investment portfolio is used to help stabilize interest rate sensitivity and increase net interest revenue. The growth in the investment securities portfolio is consistent with growth in the rest of the balance sheet. At June 30, 2005, the securities portfolio accounts for approximately 18% of total assets, and is comparable with 17% at December 31, 2004, and 16% at June 30, 2004.
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

Deposits
     Total deposits at June 30, 2005 were $4.0 billion, an increase of $619 million from June 30, 2004, approximately $238 million resulting from the acquisitions of Eagle National Bank on November 1, 2004, and Liberty National Bank on December 1, 2004. Total non-interest-bearing demand deposit accounts increased $111 million and interest-bearing demand and savings accounts increased $223 million. Total time deposits as of June 30, 2005 were $2.05 billion, an increase of $286 million from the second quarter of 2004.
     Time deposits of $100,000 and greater totaled $697 million at June 30, 2005, compared with $455 million at June 30, 2004. United utilizes “brokered” time deposits, issued in certificates of less than $100,000, as an alternative source of cost-effective funding. Brokered time deposits outstanding at June 30, 2005 and June 30, 2004 were $311 million and $422 million, respectively.
Wholesale Funding
     At June 30, 2005, each of the Banks were shareholders in the Federal Home Loan Bank. Through this affiliation, secured advances totaling $800.3 million were outstanding at rates competitive with time deposits of like maturities. United anticipates continued utilization of this short and long term source of funds. FHLB advances outstanding at June 30, 2005 had both fixed and floating interest rates ranging from 2.12% to 6.59%. Additional information regarding FHLB advances, including scheduled maturities, is provided in Note 10 to the consolidated financial statements included in United’s 2004 Form 10-K.
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
     One of the tools management utilizes to estimate the sensitivity of net interest revenue to changes in interest rates is an interest rate simulation model. Such estimates are based upon a number of assumptions for various scenarios, including the level of balance sheet growth, deposit repricing characteristics and the rate of prepayments. The simulation model measures the potential change in net interest revenue over a twelve-month period under six interest rate scenarios. The first scenario assumes rates remain flat (“flat rate scenario”) over the next twelve months and is the scenario that all others are compared to in order to measure the change in net interest revenue. The second scenario is a most likely scenario that projects the most likely change in rates over the next twelve months based on the slope of the yield curve. United runs ramp scenarios that assume gradual increases and decreases of 200 basis points each over the next twelve months. United’s policy for net interest revenue simulation is limited to a change from the flat rate scenario of less than 10% for the up or down 200 basis point ramp scenarios over twelve months. At June 30, 2005, United’s simulation model indicated that a 200 basis point increase in rates over the next twelve months would cause an approximate 3.5% increase in net interest revenue and a 200 basis point decrease in rates over the next twelve months would cause an approximate 6.6% decrease in net interest revenue.
     In order to manage its interest rate sensitivity, United uses off-balance sheet contracts that are considered derivative financial instruments. Derivative financial instruments can be a cost and capital effective means of modifying the repricing characteristics of on-balance sheet assets and liabilities. At June 30, 2005, United was a party to interest rate swap contracts under which it pays a variable rate and receives a fixed rate.

     The following table presents the interest rate swap contracts outstanding at June 30, 2005.
Table 10 — Interest Rate Swap Contracts
As of June 30, 2005
(in thousands)

	Notional	Rate	Rate	Fair
Type/Maturity	Amount	Received	Paid (1)	Value
Cash Flow Contracts
October 3, 2005	25,000	5.78	6.25	(53)
October 24, 2005	22,000	5.57	6.25	(75)
December 30, 2005	25,000	5.55	6.25	(130)
December 30, 2005	25,000	5.70	6.25	(125)
December 30, 2005	50,000	5.80	6.25	(198)
December 30, 2005	100,000	5.57	6.25	(560)
April 3, 2006	25,000	6.00	6.25	(146)
September 30, 2006	10,000	7.04	6.25	19
October 12, 2006	15,000	6.94	6.25	11
December 4, 2006	15,000	5.85	6.25	(218)
December 17, 2006	30,000	5.99	6.25	(385)
January 18, 2007	25,000	6.51	6.25	(149)
March 21, 2007	25,000	7.00	6.25	42
April 19, 2007	15,000	5.85	6.25	(280)
May 13, 2007	25,000	6.47	6.25	(194)
May 14, 2007	15,000	6.47	6.25	(120)
May 14, 2007	10,000	6.47	6.25	(80)
October 23, 2007	81,000	6.08	6.25	(835)

Total Cash Flow Contracts	$538,000	6.00%	6.25%	$(3,476)

(1)	Based on prime rate at June 30, 2005.
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
     The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and the maturities and sales of securities. Mortgage loans held for sale totaled $34.1 million at June 30, 2005, and typically turn over every 45 days as the closed loans are sold to investors in the secondary market.

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
     United has available two lines of credit at its holding company with other financial institutions totaling $85 million. At June 30, 2005, $5.0 million has been drawn and is outstanding, and United had sufficient qualifying collateral to increase FHLB advances by $224 million. Subsequent to June 30, 2005, United changed the internal policy limits related to brokered deposits from 20% to 25% of total non-brokered deposits. At June 30, 2005, United had the capacity to increase brokered deposits by $418 million and still remain within this limit. With the change in policy from 20% to 25%, United’s capacity to increase brokered deposits is now $601 million based upon total non-brokered deposits at June 30, 2005. In addition to these wholesale sources, United has the ability to attract retail deposits at any time by competing more aggressively on pricing.
     As disclosed in United’s Consolidated Statement of Cash Flows, net cash provided by operating activities was $32.2 million for the six months ended June 30, 2005. The major contributors in this category were net income of $27.2 million, depreciation, amortization and accretion of $8.0 million, provision for loan losses of $5.2 million, a decrease in mortgage loans held for sale of $3.0 million, partially offset by an increase in other assets of $13.9 million. Net cash used by investing activities of $455.0 million consisted primarily of a net increase in loans totaling $342.8 million, purchases of premises and equipment of $8.5 million, and $226.6 million used to purchase investment securities, partially offset by proceeds from sales of securities of $40.7 million, maturities and calls of investment securities of $78.4 million, and sales of premises, equipment and other real estate of $3.5 million. Net cash provided by financing activities consisted primarily of a net increase in deposits of $278.7 million, short-term borrowing from United’s line of credit of $5.0 million, and a net increase in federal funds purchased and repurchase agreements of $82.2 million, and a net increase in FHLB advances of $62.5 million; partially offset by cash dividends paid of $5.4 million. In the opinion of management, the liquidity position at June 30, 2005 is sufficient to meet its expected cash flow requirements.
Capital Resources and Dividends
     Stockholders’ equity at June 30, 2005 was $416.0 million, an increase of $85.5 million from June 30, 2004. Accumulated other comprehensive income (loss) is not included in the calculation of regulatory capital adequacy ratios. Excluding the change in the accumulated other comprehensive income (loss), stockholders’ equity increased $85.9 million, or 26%, from June 30, 2004, of which $42.0 million was the result of shares exchanged for the acquisitions in the fourth quarter of 2004. Dividends of $2.7 million, or $.07 per share, were declared on common stock during the second quarter of 2005, an increase of 17% from the amount declared in the same period in 2004. On an operating basis, the dividend payout ratios for the second quarters of 2005 and 2004 were the same at 19%. United has historically retained the majority of its earnings in order to provide a cost effective source of capital for continued growth and expansion. However, in recognition that cash dividends are an important component of shareholder value, United has instituted a dividend program that provides for increased cash dividends when earnings and capital levels permit.
     United’s Board of Directors has authorized the repurchase of up to 2,250,000 shares of the Company’s common stock through December 31, 2005. Through June 30, 2005, a total of 1,332,000 shares have been purchased under this program. No shares were purchased during the second quarter of 2005.
     United’s common stock trades on the NASDAQ National Market under the symbol “UCBI”. The closing price for the period ended June 30, 2005 was $26.02. Below is a quarterly schedule of high, low and closing stock prices and average daily volume for 2005 and 2004.
Table 11 — Stock Price Information

	2005				2004
	High	Low	Close	Avg Volume	High	Low	Close	Avg Volume

First quarter	$27.92	$23.02	$23.73	42,662	$24.62	$21.37	$23.73	26,905
Second quarter	26.44	21.70	26.02	63,805	25.36	21.89	25.18	43,316
Third quarter					25.45	21.75	24.27	30,366
Fourth quarter					29.60	23.17	26.93	39,082

     The following table presents the quarterly cash dividends declared in 2005 and 2004 and the respective payout ratios as a percentage of basic operating earnings per share, which excludes merger-related charges.
Table 12 — Dividend Payout Information (based on operating earnings)

	2005		2004
	Dividend	Payout %	Dividend	Payout %

First quarter	$.07	20	$.06	19
Second quarter	.07	19	.06	19	(1)
Third quarter			.06	18
Fourth quarter			.06	17	(1)

(1)	Dividend payout ratios for the second and fourth quarters of 2004 were 19% and 18%, respectively, when calculated using GAAP earnings per share.
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
     The following table shows United’s capital ratios, as calculated under regulatory guidelines, at June 30, 2005 and 2004.
Table 13 — Capital Ratios
(in thousands)

	2005		2004
	Actual	Regulatory	Actual	Regulatory
	Amount	Minimum	Amount	Minimum

Tier I Leverage:
Amount	$343,649	$156,713	$287,907	$125,698
Ratio	6.58%	3.00%	6.87%	3.00%
Tier I Risk-Based:
Amount	$343,649	$170,815	$287,907	$136,936
Ratio	8.05%	4.00%	8.41%	4.00%
Total Risk-Based:
Amount	$463,122	$341,629	$399,601	$273,873
Ratio	10.85%	8.00%	11.67%	8.00%
     United’s Tier I capital, which excludes other comprehensive income, consists of stockholders’ equity and qualifying capital securities less goodwill and deposit-based intangibles, totaled $343.6 million at June 30, 2005. Tier II capital components include supplemental capital items such as a qualifying allowance for loan losses and qualifying subordinated debt. Tier I capital plus Tier II capital components is referred to as Total Risk-Based capital and was $463 million at June 30, 2005.
     A minimum leverage ratio is required in addition to the risk-based capital standards and is defined as Tier I capital divided by average assets adjusted for goodwill and deposit-based intangibles. Although a minimum leverage ratio of 3% is required for the highest-rated bank holding companies which are not undertaking significant expansion programs, the Federal Reserve Board requires a bank holding company to maintain a leverage ratio greater than 3% if it is experiencing or anticipating significant growth or is operating with less than well-diversified risks in the opinion of the Federal Reserve Board. The Federal Reserve Board uses the leverage and risk-based capital ratios to assess capital adequacy of banks and bank holding companies. United’s leverage ratio at June 30, 2005 and 2004 was 6.58% and 6.87%, respectively.
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
     United’s management believes the impact of inflation on financial results depends on United’s ability to react to changes in interest rates and, by such reaction, reduce the inflationary impact on performance. United has an asset/liability management program to manage interest rate sensitivity. In addition, periodic reviews of banking services and products are conducted to adjust pricing in view of current and expected costs.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
     There have been no material changes in United’s quantitative and qualitative disclosures about market risk as of June 30, 2005 from that presented in the Annual Report on Form 10-K for the year ended December 31, 2004. The interest rate sensitivity position at June 30, 2005 is included in management’s discussion and analysis on page 21 of this report.
Item 4. Controls and Procedures
     United’s management, including the Chief Executive Officer and Chief Financial Officer, supervised and participated in an evaluation of the company’s disclosure controls and procedures as of June 30, 2005. Based on, and as of the date of, that evaluation, United’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective in accumulating and communicating information to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures of that information under the Securities and Exchange Commission’s rules and forms and that the disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports that are filed or submitted by United under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds — None
Item 3. Defaults upon Senior Securities — None
Item 4. Submission of Matters to a Vote of Securities Holders
     United held its annual meeting of shareholders on April 27, 2005.
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

Election of Directors	Shares Voted in Favor	Shares Withheld
Jimmy C. Tallent	28,942,059	187,042
Robert L. Head, Jr.	27,436,000	1,693,101
W. C. Nelson, Jr.	28,886,182	242,919
A. William Bennett	28,969,818	159,283
Robert H. Blalock	29,017,396	111,705
Guy W. Freeman	28,993,054	136,047
Thomas C. Gilliland	28,993,622	135,479
Charles E. Hill	28,996,484	132,617
Hoyt O. Holloway	28,996,571	132,530
Clarence W. Mason, Sr.	28,996,484	132,617
Tim Wallis	27,507,119	1,621,982

Item 5. Other Information — None
Item 6. Exhibits

31.1	Certification by Jimmy C. Tallent, President and Chief Executive Officer of United Community Banks, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Rex S. Schuette, Executive Vice President and Chief Financial Officer of United Community Banks, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: August 5, 2005