Form 10-Q
period 2005-09-30
UNITED COMMUNITY BANKS INC
filed 2005-11-07
CIK 857855

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from                      to
Commission file number 0-21656
UNITED COMMUNITY BANKS, INC.
(Exact name of registrant as specified in its charter)

Georgia	58 -180 -7304

(State of Incorporation)	(I.R.S. Employer Identification No.)

63 Highway 515 Blairsville, Georgia	30512

Address of Principal Executive Offices	(Zip Code)
(706)781 -2265
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
YES ☑ NO ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
Common stock, par value $1 per share: 38,383,425 shares
outstanding as of September 30, 2005

Part I — Financial Information
UNITED COMMUNITY BANKS, INC.
Consolidated Statement of Income
For the Three and Nine Months Ended September 30,

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2005	2004	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest revenue:
Loans, including fees	$77,470	$53,023	$210,383	$149,771
Federal funds sold and deposits in banks	253	181	662	358
Investment securities:
Taxable	10,340	7,254	29,544	19,662
Tax exempt	520	514	1,573	1,625

Total interest revenue	88,583	60,972	242,162	171,416

Interest expense:
Deposits:
Demand	5,187	2,151	13,093	5,865
Savings	223	98	565	274
Time	17,653	10,608	45,680	29,678
Federal funds purchased	1,407	573	3,384	1,343
Other borrowings	9,563	5,712	26,128	16,186

Total interest expense	34,033	19,142	88,850	53,346

Net interest revenue	54,550	41,830	153,312	118,070
Provision for loan losses	3,400	2,000	8,600	5,600

Net interest revenue after provision for loan losses	51,150	39,830	144,712	112,470

Fee revenue:
Service charges and fees	6,627	5,559	18,521	15,894
Mortgage loan and other related fees	2,367	1,747	5,592	4,612
Consulting fees	1,777	1,426	4,944	3,955
Brokerage fees	571	377	1,781	1,600
Securities (losses) gains, net	(153)	398	(155)	394
Loss on prepayments of borrowings	—	(391)	—	(391)
Other	1,207	741	4,092	2,718

Total fee revenue	12,396	9,857	34,775	28,782

Total revenue	63,546	49,687	179,487	141,252

Operating expenses:
Salaries and employee benefits	26,334	19,636	73,843	56,424
Occupancy	2,743	2,352	8,129	6,907
Communications and equipment	3,484	2,828	9,581	8,052
Postage, printing and supplies	1,426	1,214	4,146	3,424
Professional fees	1,174	1,035	3,283	2,667
Advertising and public relations	1,683	1,123	4,745	2,878
Amortization of intangibles	503	442	1,509	1,208
Merger-related charges	—	—	—	464
Other	3,947	2,666	9,645	7,275

Total operating expenses	41,294	31,296	114,881	89,299

Income before income taxes	22,252	18,391	64,606	51,953
Income taxes	7,954	6,436	23,094	18,011

Net income	$14,298	$11,955	$41,512	$33,942

Net income available to common stockholders	$14,293	$11,955	$41,494	$33,925

Earnings per common share:
Basic	$.37	$.33	$1.08	$.95
Diluted	.36	.32	1.05	.92
Weighted average common shares outstanding (in thousands):
Basic	38,345	36,254	38,272	35,738
Diluted	39,670	37,432	39,499	36,917
Item 1 — Financial Statements
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED COMMUNITY BANKS, INC.
Consolidated Balance Sheet
For the period ended

	September 30,	December 31,	September 30,
(in thousands, except per share data)	2005	2004	2004
	(Unaudited)	(Audited)	(Unaudited)
ASSETS

Cash and due from banks	$139,147	$99,742	$102,457
Interest-bearing deposits in banks	28,935	35,098	57,465

Cash and cash equivalents	168,082	134,840	159,922

Securities available for sale	945,922	879,978	726,734
Mortgage loans held for sale	28,539	37,094	19,189
Loans, net of unearned income	4,254,051	3,734,905	3,438,417
Less — allowance for loan losses	51,888	47,196	43,548

Loans, net	4,202,163	3,687,709	3,394,869

Premises and equipment, net	109,468	103,679	92,918
Accrued interest receivable	36,108	27,923	28,108
Intangible assets	119,154	121,207	87,381
Other assets	100,230	95,272	83,534

Total assets	$5,709,666	$5,087,702	$4,592,655

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand	$637,296	$532,879	$491,123
Interest-bearing demand	1,180,125	1,055,192	910,699
Savings	175,864	171,898	166,184
Time	2,203,084	1,920,547	1,773,519

Total deposits	4,196,369	3,680,516	3,341,525

Federal funds purchased and repurchase agreements	157,347	130,921	178,335
Federal Home Loan Bank advances	775,251	737,947	585,513
Other borrowings	118,168	113,879	113,878
Accrued expenses and other liabilities	38,531	27,351	25,609

Total liabilities	5,285,666	4,690,614	4,244,860

Stockholders’ equity:
Preferred stock, $1 par value; $10 stated value; 10,000,000 shares authorized; 37,200, 44,800 and 44,800 shares issued and outstanding	372	448	448
Common stock, $1 par value; 100,000,000 shares authorized; 38,407,874, 38,407,874 and 36,620,754 shares issued	38,408	38,408	36,621
Capital surplus	153,712	155,076	116,075
Retained earnings	238,144	204,709	194,350
Treasury stock; 24,449, 240,346 and 366,112 shares, at cost	(671)	(4,413)	(6,251)
Accumulated other comprehensive (loss) income	(5,965)	2,860	6,552

Total stockholders’ equity	424,000	397,088	347,795

Total liabilities and stockholders’ equity	$5,709,666	$5,087,702	$4,592,655

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED COMMUNITY BANKS, INC.
Consolidated Statement of Changes in Stockholders’ Equity
For the Nine Months Ended September 30,

						Accumulated
						Other
	Preferred	Common	Capital	Retained	Treasury	Comprehensive
(in thousands, except per share data)	Stock	Stock	Surplus	Earnings	Stock	Income (Loss)	Total

Balance, December 31, 2003	$559	$35,707	$95,951	$166,887	$(7,120)	$7,389	$299,373

Comprehensive income:
Net income				33,942			33,942
Other comprehensive income (loss):
Unrealized holding gains on available for sale securities, net of deferred tax expense and reclassification adjustment						74	74
Unrealized losses on derivative financial instruments qualifying as cash flow hedges, net of deferred tax benefit						(911)	(911)

Comprehensive income				33,942		(837)	33,105
Retirement of preferred stock (11,100 shares)	(111)						(111)
Cash dividends declared on common stock ($.18 per share)				(6,470)			(6,470)
Redemption of fractional shares related to stock split (446 shares)		(1)	(10)				(11)
Common stock issued for acquisitions (914,627 shares)		915	20,585				21,500
Exercise of stock options (51,413 shares)			(301)		869		568
Amortization of restricted stock awards			42				42
Tax benefit from options exercised			(192)				(192)
Dividends declared on preferred stock ($.45 per share)				(9)			(9)

Balance, September 30, 2004	$448	$36,621	$116,075	$194,350	$(6,251)	$6,552	$347,795

Balance, December 31, 2004	$448	$38,408	$155,076	$204,709	$(4,413)	$2,860	$397,088

Comprehensive income:
Net income				41,512			41,512
Other comprehensive loss:
Unrealized holding losses on available for sale securities, net of deferred tax benefit and reclassification adjustment						(6,329)	(6,329)
Unrealized losses on derivative financial instruments qualifying as cash flow hedges, net of deferred tax benefit						(2,496)	(2,496)

Comprehensive income				41,512		(8,825)	32,687
Retirement of preferred stock (7,600 shares)	(76)						(76)
Cash dividends declared on common stock ($.21 per share)				(8,059)			(8,059)
Exercise of stock options (195,103 shares)			(1,730)		3,254		1,524
Common stock issued (16,732 shares)			42		424		466
Amortization of restricted stock awards			388				388
Vesting of restricted stock awards (4,062 shares)			(64)		64		—
Dividends declared on preferred stock ($.45 per share)				(18)			(18)

Balance, September 30, 2005	$372	$38,408	$153,712	$238,144	$(671)	$(5,965)	$424,000

*	Comprehensive income for the third quarters of 2005 and 2004 was $9,628 and $19,461, respectively.
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED COMMUNITY BANKS, INC.
Consolidated Statement of Cash Flows
For the Nine Months Ended September 30,

(in thousands)	2005	2004

Operating activities:
Net income	$41,512	$33,942
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	11,919	11,543
Provision for loan losses	8,600	5,600
Loss on sale of securities available for sale	155	(394)
Gain on sale of other assets	(714)	(79)
Changes in assets and liabilities:
Other assets and accrued interest receivable	(16,312)	(10,261)
Accrued expenses and other liabilities	7,053	4,240
Mortgage loans held for sale	8,555	(8,433)

Net cash provided by operating activities	60,768	36,158

Investing activities, net of purchase adjustments:
Proceeds from sales of securities available for sale	50,429	71,539
Proceeds from maturities and calls of securities available for sale	149,128	261,203
Purchases of securities available for sale	(269,565)	(370,655)
Net increase in loans	(525,630)	(333,238)
Proceeds from sales of premises and equipment	2,963	1,216
Purchases of premises and equipment	(14,740)	(11,420)
Net cash received from acquisitions	—	5,439
Proceeds from sale of other real estate	1,979	2,156

Net cash used by investing activities	(605,436)	(373,760)

Financing activities, net of purchase adjustments:
Net change in deposits	515,853	308,129
Net change in federal funds purchased and repurchase agreements	26,426	134,889
Proceeds from other borrowings	5,229	—
Repayments of other borrowings	(940)	(45,028)
Proceeds from FHLB advances	1,423,600	757,600
Repayments of FHLB advances	(1,386,100)	(812,614)
Proceeds from exercise of stock options	1,524	568
Proceeds from issuance of common stock	466	—
Retirement of preferred stock	(76)	(111)
Redemption of fractional shares	—	(11)
Cash dividends on common stock	(8,054)	(6,082)
Cash dividends on preferred stock	(18)	(9)

Net cash provided by financing activities	577,910	337,331

Net change in cash and cash equivalents	33,242	(271)

Cash and cash equivalents at beginning of period	134,840	160,193

Cash and cash equivalents at end of period	$168,082	$159,922

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$88,339	$54,032
Income taxes	22,464	19,030
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
Note 2 — Stock-Based Compensation
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income available to common shareholders:
As reported	$14,293	$11,955	$41,494	$33,925
Pro forma	13,870	11,754	40,325	33,367

Basic earnings per common share:
As reported	.37	.33	1.08	.95
Pro forma	.36	.32	1.05	.93

Diluted earnings per common share:
As reported	.36	.32	1.05	.92
Pro forma	.35	.31	1.02	.91
     The weighted average fair value of options granted in the third quarter of 2005 and 2004 was $7.21 and $5.47, respectively. The weighted average fair value of options granted during the first nine months of 2005 and 2004 was $5.72 and $5.89, respectively. The fair value of each option granted was estimated on the date of grant using the Black-Scholes model with the following assumptions: dividend yield of 1.00% to 1.26% in 2005 and 1.00% in 2004; a risk free interest rate ranging from 3.82% to 4.36% in 2005 and from 3.61% to 4.57% in 2004; expected volatility of 20% in 2005 and 15% in 2004; and, an expected life of 6.25 years in 2005, and 7 years in 2004. United’s stock trading history began in March of 2002 when United listed on Nasdaq. For 2005, expected volatility was determined using United’s historical weekly volatility over a two-year period. For 2004, the Nasdaq Bank Index was used to determine expected volatility. Compensation expense, included in the pro forma results, was determined based on the fair value of the options at the time of grant, multiplied by the number of options granted, which was then amortized, net of tax, over the vesting period. In December 2004, FAS 123(R) was released. The standards original effective date for United was for periods beginning July 1, 2005. The SEC delayed the effective date of this standard until January 1, 2006. United plans to adopt this standard effective January 1, 2006.
Note 3 – Common Stock Issued
     In August 2005 United established a Dividend Reinvestment and Share Purchase Plan (DRIP). Under the plan, shareholders of record can voluntarily reinvest all or a portion of their cash dividends into shares of United’s common stock, as well as purchase additional stock through the plan for cash. In addition, United began selling shares of its common stock directly to the 401(k) retirement plan that is offered to its employees. Through September 30, 2005, United issued 16,200 shares and increased capital for the company by $466,000 through these programs.

Note 4 — Earnings Per Share
     The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30.
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Basic earnings per share:
Weighted average shares outstanding	38,345	36,254	38,272	35,738
Net income available to common shareholders	$14,293	$11,955	$41,494	$33,925

Basic earnings per share	$.37	$.33	$1.08	$.95

Diluted earnings per share:
Weighted average shares outstanding	38,345	36,254	38,272	35,738
Net effect of the assumed exercise of stock options based on the treasury stock method using average market price for the period	953	806	855	807
Effect of conversion of subordinated debt	372	372	372	372

Total weighted average shares and common stock equivalents outstanding	39,670	37,432	39,499	36,917

Net income available to common shareholders	$14,293	$11,955	$41,494	$33,925
Income effect of conversion of subordinated debt, net of tax	34	23	94	65

Net income, adjusted for effect of conversion of subordinated debt, net of tax	$14,327	$11,978	$41,588	$33,990

Diluted earnings per share	$.36	$.32	$1.05	$.92

Note 5 — Mergers and Acquisitions
     At September 30, 2005, accrued merger costs of $1.3 million remained unpaid relating to acquisitions closed in 2004 and 2003. The severance and related costs include change in control payments for which payment had been deferred. Professional fees include remaining legal fees related to the two business combinations completed during the fourth quarter of 2004. Contract termination costs include amounts claimed by service providers as a result of early termination of service contracts related to the acquisitions completed during 2004 and 2003. At September 30, 2005, $821,000 remained unpaid, which primarily related to one contract termination charge that is in dispute. The purchase adjustments resulted in a reduction of recorded goodwill. A reconciliation of the activities in 2005 related to accrued merger costs is below (in thousands):
Activity with accrued merger cost
For the Nine Months Ended September 30, 2005

			Amounts
	Beginning	Purchase	Charged to	Amounts	Ending
	Balance	Adjustments	Earnings	Paid	Balance
Severance and related costs	$764	$—	$—	$(412)	$352
Professional fees	754	(29)	—	(644)	81
Contract termination costs	3,854	(594)	—	(2,439)	821
Other merger-related expenses	247	—	—	(156)	91

Totals	$5,619	$(623)	$—	$(3,651)	$1,345

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
Overview
     United is a bank holding company registered with the Federal Reserve under the Bank Holding Company Act of 1956 that was incorporated under the laws of the state of Georgia in 1987 and commenced operations in 1988. At September 30, 2005, United had total consolidated assets of $5.7 billion, total loans of $4.3 billion, total deposits of $4.2 billion and stockholders’ equity of $424 million.
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

Table 1 — Financial Highlights
FINANCIAL HIGHLIGHTS TABLE
UNITED COMMUNITY BANKS, INC.
Selected Financial Information
For the Three and Nine Months Ended September 30, 2005

						Third
	2005			2004		Quarter	For the Nine		YTD
(in thousands, except per share	Third	Second	First	Fourth	Third	2005-2004	Months Ended		2005-2004
data; taxable equivalent)	Quarter	Quarter	Quarter	Quarter	Quarter	Change	2005	2004	Change
INCOME SUMMARY
Interest revenue	$89,003	$80,701	$73,649	$66,761	$61,358		$243,353	$172,625
Interest expense	34,033	29,450	25,367	21,448	19,142		88,850	53,346

Net interest revenue	54,970	51,251	48,282	45,313	42,216	30%	154,503	119,279	30%
Provision for loan losses	3,400	2,800	2,400	2,000	2,000		8,600	5,600
Fee revenue	12,396	12,179	10,200	10,757	9,857	26	34,775	28,782	21

Total revenue	63,966	60,630	56,082	54,070	50,073	28	180,678	142,461	27
Operating expenses(1)	41,294	38,808	34,779	33,733	31,296	32	114,881	88,835	29

Income before taxes	22,672	21,822	21,303	20,337	18,777	21	65,797	53,626	23
Income taxes	8,374	8,049	7,862	7,427	6,822		24,285	19,380

Net operating income	14,298	13,773	13,441	12,910	11,955	20	41,512	34,246	21
Merger-related charges, net of tax	—	—	—	261	—		—	304

Net income	$14,298	$13,773	$13,441	$12,649	$11,955	20	$41,512	$33,942	22

OPERATING PERFORMANCE(1)
Earnings per common share:
Basic	$.37	$.36	$.35	$.35	$.33	12	$1.08	$.96	13
Diluted	.36	.35	.34	.34	.32	13	1.05	.93	13
Return on tangible equity(2)(3)(4)	18.90%	19.21%	19.86%	19.96%	19.41%		19.30%	19.67%
Return on assets(4)	1.01	1.03	1.06	1.07	1.05		1.03	1.07
Efficiency ratio	61.16	61.18	59.47	60.20	60.11		60.64	60.00
Dividend payout ratio	18.92	19.44	20.00	17.14	18.18		19.44	18.75

GAAP PERFORMANCE
Per common share:
Basic earnings	$.37	$.36	$.35	$.34	$.33	12	$1.08	$.95	14
Diluted earnings	.36	.35	.34	.33	.32	13	1.05	.92	14
Cash dividends declared	.07	.07	.07	.06	.06	17	.21	.18	17
Book value	11.04	10.86	10.42	10.39	9.58	15	11.04	9.58	15
Tangible book value(3)	8.05	7.85	7.40	7.34	7.28	11	8.05	7.28	11

Key performance ratios:
Return on equity(2)(4)	13.42%	13.46%	13.68%	14.15%	14.20%		13.51%	14.48%
Return on assets(4)	1.01	1.03	1.06	1.05	1.05		1.03	1.06
Net interest margin(4)	4.17	4.12	4.05	4.05	3.99		4.12	3.98
Dividend payout ratio	18.92	19.44	20.00	17.65	18.18		19.44	18.95
Equity to assets	7.46	7.65	7.71	7.54	7.50		7.60	7.42
Tangible equity to assets(3)	5.53	5.62	5.58	5.75	5.76		5.57	5.79

ASSET QUALITY
Allowance for loan losses	$51,888	$49,873	$48,453	$47,196	$43,548		$51,888	$43,548
Non-performing assets	13,565	13,495	13,676	8,725	10,527		13,565	10,527
Net charge-offs	1,385	1,380	1,143	1,183	1,010		3,908	2,434
Allowance for loan losses to loans	1.22%	1.22%	1.25%	1.26%	1.27%		1.22%	1.27%
Non-performing assets to total assets	.24	.24	.26	.17	.23		.24	.23
Net charge-offs to average loans(4)	.13	.14	.12	.13	.12		.13	.10

AVERAGE BALANCES
Loans	$4,169,170	$3,942,077	$3,797,479	$3,572,824	$3,384,281	23	$3,970,937	$3,239,005	23
Investment securities	1,008,687	996,096	946,194	805,766	762,994	32	983,889	710,674	38
Earning assets	5,239,195	4,986,339	4,819,961	4,456,403	4,215,472	24	5,016,702	4,006,149	25
Total assets	5,608,158	5,338,398	5,164,464	4,781,018	4,521,842	24	5,371,966	4,294,555	25
Deposits	4,078,437	3,853,884	3,717,916	3,500,842	3,351,188	22	3,884,733	3,162,588	23
Stockholders’ equity	418,459	408,352	398,164	360,668	338,913	23	408,399	318,668	28
Common shares outstanding:
Basic	38,345	38,270	38,198	37,056	36,254		38,272	35,738
Diluted	39,670	39,436	39,388	38,329	37,432		39,499	36,917

AT PERIOD END
Loans	$4,254,051	$4,072,811	$3,877,575	$3,734,905	$3,438,417	24	$4,254,051	$3,438,417	24
Investment securities	945,922	990,500	928,328	879,978	726,734	30	945,922	726,734	30
Earning assets	5,302,532	5,161,067	4,907,743	4,738,389	4,280,643	24	5,302,532	4,280,643	24
Total assets	5,709,666	5,540,242	5,265,771	5,087,702	4,592,655	24	5,709,666	4,592,655	24
Deposits	4,196,369	3,959,226	3,780,521	3,680,516	3,341,525	26	4,196,369	3,341,525	26
Stockholders’ equity	424,000	415,994	398,886	397,088	347,795	22	424,000	347,795	22
Common shares outstanding	38,383	38,283	38,249	38,168	36,255		38,383	36,255

(1)	Excludes pre-tax merger-related charges totaling $406,000 or $.01 per diluted common share and $464,000 or $.01 per diluted common share in the fourth and second quarters of 2004, respectively.

(2)	Net income available to common stockholders, which excludes preferred stock dividends, divided by average realized common equity, which excludes accumulated other comprehensive income.

(3)	Excludes effect of acquisition related intangibles and associated amortization.

(4)	Annualized.

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
Table 2 — Operating Earnings to GAAP Earnings Reconciliation
(in thousands, except per share data)

	Fourth	Nine Months Ended
	Quarter	September 30,
	2004	2004
Merger charges included in expenses	$406	$464
Income tax effect of charges	145	160

After-tax effect of merger-related charges	$261	$304

Net Income Reconciliation
Operating net income	$12,910	$34,246
After-tax effect of merger-related charges	(261)	(304)

Net income (GAAP)	$12,649	$33,942

Basic Earnings Per Share Reconciliation
Basic operating earnings per share	$.35	$.96
Per share effect of merger-related charges	(.01)	(.01)

Basic earnings per share (GAAP)	$.34	$.95

Diluted Earnings Per Share Reconciliation
Diluted operating earnings per share	$.34	$.93
Per share effect of merger-related charges	(.01)	(.01)

Diluted earnings per share (GAAP)	$.33	$.92

Results of Operations
     Net operating income was $14.3 million for the third quarter of 2005, an increase of $2.34 million, or 20%, from the same period in 2004. Diluted operating earnings per share were $.36 for 2005, compared with $.32 for 2004, an increase of 13%. Operating return on tangible equity was 18.90% for 2005, compared with 19.41% for 2004. Operating return on assets was 1.01% for 2005, compared with 1.05% for 2004.
     Year-to-date through September 30, net operating income was $41.5 million for 2005 compared with $34.2 million for 2004, an increase of 21%. Diluted operating earnings per share were $1.05 for 2005, compared with $.93 for 2004, an increase of 13%. Operating return on tangible equity for 2005 was 19.30% compared with 19.67% for 2004. Operating return on assets for 2005 was 1.03%, compared with 1.07% for 2004.

Net Interest Revenue (Taxable Equivalent)
     Net interest revenue (the difference between the interest earned on assets and the interest paid on deposits and borrowed funds) is the single largest component of total revenue. United actively manages this revenue source to provide an optimal level of revenue while balancing interest rate, credit and liquidity risks. Net interest revenue for the three months ended September 30, 2005 was $55.0 million, up 30%, over last year. Year-to-date, net interest revenue was $154.5 million, also up 30% over the same period in 2004. The increase for the third quarter of 2005 was driven by strong loan growth and an 18 basis point widening of the net interest margin to 4.17%. Average loans increased $785 million, or 23%, from the third quarter of last year and year-to-date average loans were up $732 million, also an increase of 23%. This loan growth was due to the continued high loan demand across all of United’s markets. In addition, the acquisitions of Eagle National Bank and Liberty National Bank in the fourth quarter of 2004 collectively added $229 million to the third quarter 2005 average balances, including loan growth since the time the acquisitions were completed. The quarter-end loan balances increased $816 million compared with September 30, 2004. Of this increase, $340 million was in the north Georgia markets (which includes $207 million in Gainesville / Hall County related to a de novo bank opened in May 2005), $45 million in western North Carolina, $341 million in the metro Atlanta market (which includes $206 million related to the Eagle National Bank and Liberty National Bank acquisitions in 2004), $39 million in east Tennessee, and $50 million in the coastal Georgia markets.
     Average interest-earning assets for the third quarter and first nine months of 2005 each increased $1.0 billion, or 24%, and 25%, respectively, over the same periods in 2004. The increase reflects the strong organic and acquired loan growth, as well as an increase in the investment securities portfolio. The majority of the increase in interest-earning assets was funded by interest-bearing sources resulting in increases in average interest-bearing liabilities for the quarter and year-to-date of approximately $873 million and $862 million, respectively, as compared with the same periods in 2004.
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
     For the three months ended September 30, 2005 and 2004, the net interest spread was 3.77% and 3.71%, respectively, while the net interest margin was 4.17% and 3.99%, respectively. For the first nine months of 2005 and 2004, the net interest spread was 3.75% and 3.71%, respectively, while the net interest margin was 4.12% and 3.98%, respectively. Since June of 2004, the Federal Reserve has increased the federal funds rate a total of 275 basis points. This had a positive impact on net interest revenue and net interest margin due to United’s slightly asset sensitive balance sheet. For the third quarter of 2005, the rise in the average rate on interest-earning assets exceeded the rise in the average rate on interest-bearing liabilities by 6 basis points compared with the third quarter of 2004, resulting in the higher net interest spread. The same can be said for the nine month period ended September 30, 2005 when compared with the same period in 2004, which resulted in a 4 basis point higher net interest spread. This widening of the spread was primarily attributed to our ability to keep deposit pricing from reflecting the full impact of the rise in short-term interest rates.
     The increases in the prime and federal funds rates, which effect variable rate assets and liabilities, along with the loan growth mentioned above were the two primary reasons for the increases in the net interest margin and net interest revenue. Most of the loan growth added over the last year was prime-based, adjusted daily. At September 30, 2005, United had approximately $2.4 billion in loans indexed to the daily Prime Rate published in the Wall Street Journal compared with $1.8 billion a year ago. At September 30, 2005 and 2004, United had receive-fixed swap contracts with a total notional value of $583 million and $637 million, respectively, that were used to reduce United’s exposure to changes in interest rates that were accounted for as hedges. The use of swap contracts is more fully explained in the Interest Rate Sensitivity Management section of this report beginning on page 21.
     The average yield on interest-earning assets for the third quarter of 2005 was 6.75%, compared with 5.79% in the third quarter of 2004. The year-to-date yield on interest-earning assets was 6.48%, compared with 5.75% for the first nine months of 2004. Loan yields were up 112 basis points for the quarter and 89 basis points on a year-to-date basis due to the growing level of prime-based, adjusted daily loans and the increases in the prime lending rate.
     The average cost of interest-bearing liabilities for the third quarter was 2.98%, an increase of 90 basis points from the same period in 2004. The average cost of interest-bearing liabilities for the first nine months of 2005 was 2.73%, an increase of 69 basis points from a year ago. The increase reflects the impact of rising rates on United’s floating rate sources of funding and increased deposit pricing in selected products and markets.

     The following table shows the relationship between interest revenue and expense and the average balances of interest-earning assets and interest-bearing liabilities for the three months ended September 30, 2005 and 2004.
Table 3 — Average Consolidated Balance Sheets and Net Interest Analysis
For the Three Months Ended September 30,
(In thousands, taxable equivalent)

	2005			2004
	Average		Avg.	Average		Avg.
	Balance	Interest	Rate	Balance	Interest	Rate

Assets:
Interest-earning assets:
Loans, net of unearned income(1)(2)	$4,169,170	$77,112	7.34%	$3,384,281	$52,874	6.22%
Taxable securities(3)	960,513	10,340	4.31	716,525	7,254	4.05
Tax-exempt securities(1)(3)	48,174	856	7.10	46,469	846	7.28
Federal funds sold and other interest-earning assets	61,338	695	4.53	68,197	384	2.25

Total interest-earning assets	5,239,195	89,003	6.75	4,215,472	61,358	5.79

Non-interest-earning assets:
Allowance for loan losses	(51,278)			(43,466)
Cash and due from banks	108,784			96,610
Premises and equipment	106,347			90,850
Other assets(3)	205,110			162,376

Total assets	$5,608,158			$4,521,842

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
Transaction accounts	$1,164,563	$5,187	1.77	$923,870	$2,151	.93
Savings deposits	175,833	223	.50	163,540	98	.24
Certificates of deposit	2,118,674	17,653	3.31	1,766,553	10,608	2.39

Total interest-bearing deposits	3,459,070	23,063	2.65	2,853,963	12,857	1.79

Federal funds purchased	153,937	1,407	3.63	145,235	573	1.57
Federal Home Loan Bank advances	779,912	7,181	3.65	550,501	3,605	2.61
Long-term debt and other borrowings	143,165	2,382	6.60	113,873	2,107	7.36

Total borrowed funds	1,077,014	10,970	4.04	809,609	6,285	3.09

Total interest-bearing liabilities	4,536,084	34,033	2.98	3,663,572	19,142	2.08

Non-interest-bearing liabilities:
Non-interest-bearing deposits	619,367			497,225
Other liabilities	34,248			22,132

Total liabilities	5,189,699			4,182,929
Stockholders’ equity	418,459			338,913

Total liabilities and stockholders’ equity	$5,608,158			$4,521,842

Net interest revenue		$54,970			$42,216

Net interest-rate spread			3.77%			3.71%

Net interest margin(4)			4.17%			3.99%

(1)	Interest revenue on tax-exempt securities and loans has been increased to reflect comparable interest on taxable securities and loans. The rate used was 39%, reflecting the statutory federal tax rate and the federal tax adjusted state tax rate.

(2)	Included in the average balance of loans outstanding are loans where the accrual of interest has been discontinued.

(3)	Securities available for sale are shown at amortized cost. Pretax unrealized losses of $2.2 million in 2005 and pretax unrealized gains of $3.9 million in 2004 are included in other assets for purposes of this presentation.

(4)	Net interest margin is taxable equivalent net-interest revenue divided by average interest-earning assets.

     The following table shows the relationship between interest revenue and expense and the average balances of interest-earning assets and interest-bearing liabilities for the nine months ended September 30, 2005 and 2004.
Table 3 — Average Consolidated Balance Sheets and Net Interest Analysis (continued)
For the Nine Months Ended September 30,
(In thousands, taxable equivalent)

	2005			2004
	Average		Avg.	Average		Avg.
	Balance	Interest	Rate	Balance	Interest	Rate

Assets:
Interest-earning assets:
Loans, net of unearned income(1)(2)	$3,970,937	$209,378	7.05%	$3,239,005	149,476	$6.16%
Taxable securities(3)	934,691	29,544	4.21	662,101	19,662	3.96
Tax-exempt securities(1)(3)	49,198	2,589	7.02	48,573	2,674	7.34
Federal funds sold and other interest-earning assets	61,876	1,842	3.97	56,470	813	1.92

Total interest-earning assets	5,016,702	243,353	6.48	4,006,149	172,625	5.75

Non-interest-earning assets:
Allowance for loan losses	(49,681)			(41,452)
Cash and due from banks	98,615			88,213
Premises and equipment	104,079			88,976
Other assets(3)	202,251			152,669

Total assets	$5,371,966			$4,294,555

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
Transaction accounts	$1,116,573	$13,093	1.57	$892,120	$5,865	.88
Savings deposits	175,302	565	.43	152,905	274	.24
Certificates of deposit	2,017,921	45,680	3.03	1,661,960	29,678	2.39

Total interest-bearing deposits	3,309,796	59,338	2.40	2,706,985	35,817	1.77

Federal funds purchased	144,935	3,384	3.12	140,527	1,343	1.28
Federal Home Loan Bank advances	778,750	19,403	3.33	538,068	9,973	2.48
Long-term debt and other borrowings	125,182	6,725	7.18	111,017	6,213	7.48

Total borrowed funds	1,048,867	29,512	3.76	789,612	17,529	2.97

Total interest-bearing liabilities	4,358,663	88,850	2.73	3,496,597	53,346	2.04

Non-interest-bearing liabilities:
Non-interest-bearing deposits	574,937			455,602
Other liabilities	29,967			23,688

Total liabilities	4,963,567			3,975,887
Stockholders’ equity	408,399			318,668

Total liabilities and stockholders’ equity	$5,371,966			$4,294,555

Net interest revenue		$154,503			$119,279

Net interest-rate spread			3.75%			3.71%

Net interest margin(4)			4.12%			3.98%

(1)	Interest revenue on tax-exempt securities and loans has been increased to reflect comparable interest on taxable securities and loans. The rate used was 39%, reflecting the statutory federal tax rate and the federal tax adjusted state tax rate.

(2)	Included in the average balance of loans outstanding are loans where the accrual of interest has been discontinued.

(3)	Securities available for sale are shown at amortized cost. Pretax unrealized gains of $7,000 in 2005 and $6.1 million in 2004 are included in other assets for purposes of this presentation.

(4)	Net interest margin is taxable equivalent net-interest revenue divided by average interest-earning assets.

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
Table 4 — Change in Interest Revenue and Expense on a Taxable Equivalent Basis
(in thousands)

	Three Months Ended September 30, 2005			Nine Months Ended September 30, 2005
	Compared to 2004			Compared to 2004
	Increase (decrease)			Increase (decrease)
	due to changes in			due to changes in
	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Loans	$13,520	$10,718	$24,238	$36,730	$23,172	$59,902
Taxable securities	2,602	484	3,086	8,546	1,336	9,882
Tax-exempt securities	31	(21)	10	52	(137)	(85)
Federal funds sold and other interest-earning assets	(42)	353	311	85	944	1,029

Total interest-earning assets	16,111	11,534	27,645	45,413	25,315	70,728

Interest-bearing liabilities:
Transaction accounts	674	2,362	3,036	1,757	5,471	7,228
Savings deposits	8	117	125	45	246	291
Certificates of deposit	2,393	4,652	7,045	7,113	8,889	16,002

Total interest-bearing deposits	3,075	7,131	10,206	8,915	14,606	23,521
Federal funds purchased	36	798	834	43	1,998	2,041
Federal Home Loan Bank advances	1,811	1,765	3,576	5,329	4,101	9,430
Long-term debt and other borrowings	503	(228)	275	769	(257)	512

Total borrowed funds	2,350	2,335	4,685	6,141	5,842	11,983

Total interest-bearing liabilities	5,425	9,466	14,891	15,056	20,448	35,504

Increase in net interest revenue	$10,686	$2,068	$12,754	$30,357	$4,867	$35,224

Provision for Loan Losses
     The provision for loan losses was $3.4 million for the third quarter of 2005, compared with $2.0 million for the same period in 2004. Provision for the first nine months of 2005 was $8.6 million, compared with $5.6 million for the first nine months of 2004. Net loan charge-offs as an annualized percentage of average outstanding loans for the three months ended September 30, 2005 were .13%, as compared with .12% for the third quarter of 2004. Year-to-date, net loan charge-offs as an annualized percentage of average outstanding loans were .13%, compared with .10% for the first nine months of 2004. Net loan charge-offs continue at relatively low levels, and as an annualized percentage of average outstanding loans, continue to move in line with management’s expectation and within the Company’s historical range of high to low loss percentages for the past five years of .25% to .11%.
     The provision for loan losses is based on management’s evaluation of losses inherent in the loan portfolio and the corresponding analysis of the allowance for loan losses at quarter-end. Additional discussion on loan quality and the allowance for loan losses is included in the Asset Quality section of this report.
Fee Revenue
     Fee revenue for the third quarter and the first nine months of 2005, totaled $12.4 million and $34.8 million, respectively, compared with $9.9 million and $28.8 million, respectively, for the same periods in 2004. This is a 26% increase over the third quarter of 2004, and a 21% increase over the comparable nine months in 2004. Fee revenue as a percentage of total revenue decreased slightly for the third quarter of 2005 and year-to-date to approximately 19% for each period from approximately 20% for each period in 2004 due to the strong growth in net interest revenue. United continues focus on increasing the amount of fee revenue through the introduction of new products and services. The following table presents the components of fee revenue for the third quarter and the first nine months of 2005 and 2004.

Table 5 — Fee Revenue
For the Three and Nine Months Ended September 30,
(in thousands, taxable equivalent)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2005	2004	Change	2005	2004	Change
Service charges and fees	$6,627	$5,559	19%	$18,521	$15,894	17%
Mortgage loan and related fees	2,367	1,747	35	5,592	4,612	21
Consulting fees	1,777	1,426	25	4,944	3,955	25
Brokerage fees	571	377	51	1,781	1,600	11
Securities (losses) gains, net	(153)	398		(155)	394
Loss on prepayments of borrowings	—	(391)		—	(391)
Other	1,207	741	63	4,092	2,718	51

Total	$12,396	$9,857	26	$34,775	$28,782	21

     Earnings for acquired companies are included in consolidated results beginning on their respective acquisition dates. Therefore, comparability between current and prior periods is affected by acquisitions completed over the last 21 months.
     Service charges on deposit accounts of $6.6 million were up $1.1 million, or 19%, over the third quarter of 2004. Year-to-date service charges were up $2.6 million or 17% over the same period in 2004. The increase in service charges and fees was due primarily to an increase in the number of accounts and transaction activity resulting from successful internal efforts to increase core deposits. Acquisitions account for approximately one-third of the total increase. Included is ATM and debit card revenue that was up $343,000 compared with the same quarter a year ago, a 42% increase. Year-to-date, ATM and debit card revenue was up $1.1 million, or 55%. This increase results primarily from having a higher volume of ATM transactions and more debit cards being issued via new account openings.
     Mortgage loan and related fees of $2.4 million for the quarter were up $620,000, or 35%, from the same period in 2004. Mortgage loan originations of $122 million for the third quarter 2005 were up $57 million from the third quarter of 2004. This increase was due to the addition of mortgage lenders and new products offered by United as well as a favorable rate environment. Substantially all of these originated residential mortgages were sold into the secondary market, including the right to service these loans.
     Consulting fees for the third quarter of 2005 of $1.8 million were up $351,000, or 25% from the same period in 2004. On a year-to-date basis, consulting fees were up $989,000, or 25%. This increase was primarily due to growth in the risk management and financial service practices, and increases in its other consulting revenue.
     Brokerage fees of $571,000 were up $194,000, or 51%, from the level achieved in the third quarter of 2004 due to additional brokers and business growth. On a year-to-date basis, brokerage fees were up $181,000, or 11% from the same period in 2004.
     Other fee revenue increased $466,000 from the third quarter of 2004. Other fees were also up year-to-date by $1.4 million, or 51% compared with 2004. The third quarter increase is substantially the result of a $160,000 gain on the sale of a former banking location, increased service charges associated with official check volume, and gains from the sale of SBA loans of $118,000. Also contributing to the year-to-date increases are gains from branch sales and SBA loan sales that occurred in the second quarter.
Operating Expenses
     For the three and nine months ended September 30, 2005, total operating expenses, excluding merger-related charges, were $41.3 million and $114.9 million, respectively, compared with $31.3 million and $88.8 million, respectively, for the same period in 2004. The percentage growth for the three and nine months was 32% and 29%, respectively. The following table presents the components of operating expenses for the three and nine months ended September 30, 2005 and 2004.

Table 6 — Operating Expenses
For the Three and Nine Months Ended September 30,
(in thousands)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2005	2004	Change	2005	2004	Change
Salaries and employee benefits	$26,334	$19,636	34%	$73,843	$56,424	31%
Occupancy	2,743	2,352	17	8,129	6,907	18
Communications and equipment	3,484	2,828	23	9,581	8,052	19
Postage, printing and supplies	1,426	1,214	17	4,146	3,424	21
Professional fees	1,174	1,035	13	3,283	2,667	23
Advertising and public relations	1,683	1,123	50	4,745	2,878	65
Amortization of intangibles	503	442		1,509	1,208
Other	3,947	2,666	48	9,645	7,275	33

	41,294	31,296	32	114,881	88,835	29

Merger-related charges	—	—		—	464

Total	$41,294	$31,296	32	$114,881	$89,299	29

     Salaries and benefits for the third quarter of 2005 totaled $26.3 million, an increase of $6.7 million, or 34%, over the same period in 2004. Acquisitions and de novo locations accounted for 40% of the increase, with the remainder due to an increase in staff to support business growth, along with related hiring and relocation costs, and normal merit increases. Total staff on September 30, 2005 was 1,695, an increase of 242, or 17% from 2004. Approximately 25 staff were added through de novo offices in Newnan Lakes, Trion, and Tyrone, and our de novo bank in Gainesville added approximately 70 staff. Another 68 staff were added through acquisitions. Excluding acquisitions and de novo locations, the growth in staff was 5% over 2004, an increase of 78 employees. Total earnings assets per full-time equivalent employees on September 30, 2005 was $3.4 million, an increase of $183,000, or 6% from 2004.
     Occupancy costs for the third quarter were up $391,000 or 17%, from the third quarter of 2004, and the increase for the nine months ended September 30, 2005 was $1.2 million, or 18%, over the same period in 2004. Most of this increase was the result of higher facilities costs and maintenance expenses resulting from additional banking offices added through acquisitions and de novo expansion.
     Communication and equipment costs for third quarter 2005 increased $656,000, or 23%, as compared to 2004. Year-to-date totals through September 30, 2005 increased $1.5 million, or 19% as compared to 2004. This increase was primarily due to higher maintenance costs and higher depreciation cost for additional technology equipment and software to support business growth and enhance operating efficiencies.
     Postage, printing and supplies costs for the third quarter of 2005 were up $212,000, or 17%, from the same period in 2004. Year-to-date, these cost were up $722,000, or 21% compared with 2004. Most of the increase was due to additional postage and courier expense resulting from adding customers and locations through acquisitions and de novo offices.
     Professional fees for the third quarter were up $139,000, or 13%, from the third quarter of 2004. The increase in professional fees on a year-to-date basis was $616,000, or 23%. This increase is primarily due to higher expenses associated with Sarbanes-Oxley compliance and increasing legal costs associated with new loans.
     Advertising and public relations expenses for the third quarter of 2005 of $1.7 million were up $560,000, or 50%, over the third quarter of 2004 and year-to-date was up $1.9 million, or 65%, over the prior year. The increase was due to costs associated with the growth in core deposit accounts and brand promotion within the new markets added recently through acquisitions and de novo offices.
     The increase of $61,000 for the quarter in intangible amortization was due to the Liberty and Eagle acquisitions, which closed during the fourth quarter of 2004.
     Other expense increased by $1.3 million, or 48%, from the third quarter of 2004 and on a year-to-date basis was up $2.4 million, or 33%. The increase from last year was driven primarily by acquisitions and continued business growth.
     The efficiency ratio measures total operating expenses, excluding merger-related charges, as a percentage of total revenue, excluding the provision for loan losses, net securities gains or losses, and losses on prepayment of borrowings. Based on operating income, United’s efficiency ratio for the third quarter was 61.16% compared with 60.11% for the third quarter of 2004. The increase is the result of the cost of additional de novo locations being opened during the second and third quarters of 2005. Year-to-date, the operating efficiency ratio was 60.64% compared with 60.00% for the first nine months of 2004.

Income Taxes
     Income tax expense, net of tax benefits relating to merger charges, was $8.0 million for the third quarter, as compared with $6.4 million for the third quarter of 2004, representing a 35.75% and 35.00% effective tax rate, respectively. The effective tax rates were lower than the statutory tax rates primarily due to interest revenue on certain investment securities and loans that are exempt from income taxes and tax credits received on affordable housing investments. The effective tax rate has increased as tax-exempt interest revenue on securities and loans has declined as a percentage of pre-tax earnings. Additional information regarding income taxes can be found in Note 13 to the Consolidated Financial Statements filed with United’s 2004 Form 10-K.
Balance Sheet Review
     Total assets at September 30, 2005 were $5.7 billion, compared with $5.1 billion at December 31, 2004 and $4.6 billion at September 30, 2004. Average total assets for the third quarter of 2005 were $5.6 billion, up $1.1 billion from average assets in the third quarter of 2004.
Loans
     The following table presents a summary of the loan portfolio.
Table 7 — Loans Outstanding
(in thousands)

	September 30,	December 31,	September 30,
	2005	2004	2004
Commercial (commercial and industrial)	$232,870	$211,850	$184,327
Commercial (secured by real estate)	1,029,159	966,558	852,393

Total commercial	1,262,029	1,178,408	1,036,720
Construction	1,616,809	1,304,526	1,188,092
Residential mortgage	1,214,734	1,101,653	1,072,564
Installment	160,479	150,318	141,041

Total loans	$4,254,051	$3,734,905	$3,438,417

As a percentage of total loans:
Commercial (commercial and industrial)	5%	6%	5%
Commercial (secured by real estate)	24	26	25

Total commercial	29	32	30
Construction	38	35	35
Residential mortgage	29	29	31
Installment	4	4	4

Total	100%	100%	100%

     At September 30, 2005, total loans were $4.3 billion, an increase of $816 million, or 24%, from September 30, 2004 and an increase of $519 million, or 14%, from December 31, 2004. Over the past year, United has experienced strong loan growth in all markets, with particular strength in construction loans secured by real estate. Substantially all loans are to customers located in the immediate market areas of the banks in Georgia, North Carolina and Tennessee. The acquisitions of Eagle National Bank, which closed on November 1, 2004, and Liberty National Bank, which closed on December 1, 2004, added approximately $206 million in balances to the loan portfolio. Approximately $429 million of the increase from a year ago occurred in construction and land development loans. Growth continues to be strong in residential real estate loans and commercial loans as well, which grew $142 million, or 13%, and $225 million, or 22%, respectively, from September 30, 2004. In May 2005, United expanded into the Gainesville, Georgia market with a new de novo bank, which has grown to $210 million in loans at September 30, 2005.
Asset Quality and Risk Elements
     United manages asset quality and controls credit risk through close review and oversight of the loan portfolio as well as adherence to policies designed to promote sound underwriting and loan monitoring practices. United’s credit administration function is responsible for monitoring asset quality, establishing credit policies and procedures and enforcing the consistent application of these policies and procedures at all of the Banks. Additional information on the credit administration function is included in Item 1 under the heading Loan Review and Non-performing Assets in United’s Annual Report on Form 10-K.

     The provision for loan losses charged to earnings was based upon management’s judgment of the amount necessary to maintain the allowance at a level adequate to absorb probable losses at quarter-end. The amount each period is dependent upon many factors including growth and changes in the composition of the loan portfolio, net charge-offs, delinquencies, management’s assessment of loan portfolio quality, the value of collateral, and other economic factors and trends. The evaluation of these factors is performed quarterly by management through an analysis of the adequacy of the allowance for loan losses.
     Reviews of non-performing loans, past due loans and larger credits, designed to identify potential charges to the allowance for loan losses, as well as determine the adequacy of the allowance, are conducted on a regular basis during the quarter. These reviews are performed by the responsible lending officers, as well as a separate loan review department, and consider such factors as the financial strength of borrowers, the value of the applicable collateral, past loan loss experience, anticipated loan losses, growth in the loan portfolio, prevailing economic conditions and other factors. United also uses external loan review sources to support the activities of the loan review department and to ensure the independence of the loan review process.
     The following table presents a summary of the changes in the allowance for loan losses for the three and nine-month periods ended September 30, 2005 and 2004.
Table 8 — Summary of Loan Loss Experience
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Balance beginning of period	$49,873	$42,558	$47,196	$38,655
Allowance from acquisitions	—	—	—	1,727
Loans charged-off	(2,009)	(1,591)	(5,117)	(3,619)
Recoveries	624	581	1,209	1,185

Net charge-offs	(1,385)	(1,010)	(3,908)	(2,434)
Provision for loan losses	3,400	2,000	8,600	5,600

Balance end of period	$51,888	$43,548	$51,888	$43,548

Total loans:
At period end	$4,254,051	$3,438,417	$4,254,051	$3,438,417
Average	4,169,170	3,384,281	3,970,937	3,239,005
As a percentage of average loans (annualized):
Net charge-offs	.13%	.12%	.13%	.10%
Provision for loan losses	.33	.24	.29	.23
Allowance as a percentage of period end loans	1.22	1.27	1.22	1.27
Allowance as a percentage of non-performing loans	406	476	406	476
     Management believes that the allowance for loan losses at September 30, 2005 is adequate to absorb losses inherent in the loan portfolio. This assessment involves uncertainty and judgment; therefore, the adequacy of the allowance for loan losses cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examination of the Banks, may require adjustments to the provision for loan losses in future periods if, in their opinion, the results of their review warrant such additions.

Non-performing Assets
     The table below summarizes non -performing assets.
Table 9 — Non-Performing Assets
(in thousands)

	September 30,	December 31,	September 30,
	2005	2004	2004
Non-accrual loans	$12,784	$8,031	$9,144
Loans past due 90 days or more and still accruing	—	—	—

Total non-performing loans	12,784	8,031	9,144
Other real estate owned	781	694	1,383

Total non-performing assets	$13,565	$8,725	$10,527

Non-performing loans as a percentage of total loans	.30%	.22%	.27%

Non-performing assets as a percentage of total assets	.24	.17	.23
     Non-performing loans, which include non-accrual loans and accruing loans past due over 90 days, totaled $12.8 million at September 30, 2005, compared with $8.0 million at December 31, 2004 and $9.1 million at September 30, 2004. The ratio of non-performing loans to total loans increased 3 basis points from September 30, 2004 and 8 basis points from December 31, 2004. Non-performing assets, which include non-performing loans and foreclosed real estate, totaled $13.6 million at September 30, 2005, compared with $8.7 million at December 31, 2004 and $10.5 million at September 30, 2004.
     United’s policy is to place loans on non-accrual status when, in the opinion of management, the principal and interest on a loan is not likely to be repaid in accordance with the loan terms or when the loan becomes 90 days past due and is not well secured and in the process of collection. When a loan is placed on non-accrual status, interest previously accrued, but not collected, is reversed against current interest revenue. Depending on management’s evaluation of the borrower and loan collateral, interest revenue on a non-accrual loan may be recognized on a cash basis as payments are received. There were no commitments to lend additional funds to customers whose loans were on non-accrual status at September 30, 2005.
     At September 30, 2005 and 2004, there were $7.2 million and $3.0 million, respectively, of loans classified as impaired under the definition outlined in SFAS No. 114. Specific reserves allocated to these impaired loans totaled $1.8 million at September 30, 2005, and $750,000 at September 30, 2004. The average recorded investment in impaired loans for the quarters ended September 30, 2005 and 2004, was $7.6 million and $2.1 million, respectively. Interest revenue recognized on loans while they were impaired for the first nine months of 2005 was $13,000 compared with $17,000 for the same period in 2004.
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
     Total investment securities available for sale at quarter-end increased $219 million from a year ago, and $66 million from December 31, 2004. The investment portfolio is used as a supplemental tool to stabilize interest rate sensitivity and increase net interest revenue. The growth in the investment securities portfolio was consistent with growth in the rest of the balance sheet. At September 30, 2005, the securities portfolio accounts for approximately 17% of total assets, compared with 17% at December 31, 2004 and 16% at September 30, 2004.
     The investment securities portfolio primarily consists of U.S. Government agency securities, U.S. Government sponsored agency mortgage-backed securities, and municipal securities. Mortgage-backed securities rely on the underlying pools of mortgage loans to provide a cash flow of principal and interest. The actual maturities of these securities will differ from the contractual maturities because the loans underlying the security may prepay. Decreases in interest rates will generally cause an acceleration of prepayment levels. In a declining interest rate environment, United generally will not be able to reinvest the proceeds from these prepayments in assets that have comparable yields. In a rising rate environment, the opposite occurs. Prepayments tend to slow and the weighted average life extends. This is referred to as extension risk which can lead to lower levels of liquidity due to the delay of timing of cash receipts and can result in the holding of a below market yielding asset for a longer time period.

Deposits
     Total deposits at September 30, 2005 were $4.2 billion, an increase of $855 million from September 30, 2004 which includes approximately $239 million resulting from the acquisitions of Eagle National Bank and Liberty National Bank in the fourth quarter of 2004. Total non-interest-bearing demand deposit accounts of $637 million increased $146 million, or 30%, and interest-bearing demand and savings accounts of $1.4 billion increased $279 million, or 26%, reflecting, in part, the success of United’s initiatives to raise core deposits.
     Total time deposits as of September 30, 2005 were $2.2 billion, an increase of $430 million, or 24%, from the third quarter of 2004. Time deposits less than $100,000 totaled $1.1 billion, compared with $884 million a year ago. Time deposits of $100,000 and greater totaled $791 million compared with $494 million at September 30, 2004. United utilizes “brokered” time deposits, issued in certificates of less than $100,000, as an alternative source of cost-effective funding. Brokered time deposits outstanding at September 30, 2005 and September 30, 2004 were $294 million and $396 million, respectively.
Wholesale Funding
     At September 30, 2005, each of the Banks were shareholders in the Federal Home Loan Bank (“FHLB”). Through this affiliation, FHLB secured advances totaled $775 million and $586 million at September 30, 2005 and 2004, respectively, and were priced at rates competitive with time deposits of like maturities. United anticipates continued utilization of this short and long term source of funds. FHLB advances outstanding at September 30, 2005 had both fixed and floating interest rates ranging from 2.71% to 6.59%. Additional information regarding FHLB advances, including scheduled maturities, is provided in Note 10 to the consolidated financial statements included in United’s 2004 Form 10-K.
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
     Net interest revenue is influenced by changes in the level of interest rates. United manages its exposure to fluctuations in interest rates through policies established by the Asset/Liability Management Committee (“ALCO”). ALCO meets regularly and has responsibility for approving asset/liability management policies, formulating and implementing strategies to improve balance sheet positioning and/or earnings, and reviewing United’s interest rate sensitivity.
     One of the tools management utilizes to estimate the sensitivity of net interest revenue to changes in interest rates is an interest rate simulation model. Such estimates are based upon a number of assumptions for various scenarios, including the level of balance sheet growth, deposit repricing characteristics and the rate of prepayments. The simulation model measures the potential change in net interest revenue over a twelve-month period under six interest rate scenarios. The first scenario assumes rates remain flat (“flat rate scenario”) over the next twelve months and is the scenario that all others are compared to in order to measure the change in net interest revenue. The second scenario is a most likely scenario that projects the most likely change in rates over the next twelve months based on the slope of the yield curve. United runs ramp scenarios that assume gradual increases and decreases of 200 basis points each over the next twelve months. United’s policy for net interest revenue simulation is limited to a change from the flat rate scenario of less than 10% for the up or down 200 basis point ramp scenarios over twelve months. At September 30, 2005, United’s simulation model indicated that a 200 basis point increase in rates over the next twelve months would cause an approximate 3.3% increase in net interest revenue and a 200 basis point decrease in rates over the next twelve months would cause an approximate 6.3% decrease in net interest revenue.
     In order to manage its interest rate sensitivity, United uses off-balance sheet contracts that are considered derivative financial instruments. Derivative financial instruments can be a cost and capital effective means of modifying the repricing characteristics of on-balance sheet assets and liabilities. At September 30, 2005, United was a party to interest rate swap contracts under which it pays a variable rate and receives a fixed rate.

     The following table presents the interest rate swap contracts outstanding at September 30, 2005.
Table 10 — Interest Rate Swap Contracts
As of September 30, 2005
(in thousands)

	Notional	Receive	Pay		Fair
Type/Maturity	Amount	Rate	Rate		Value
Cash Flow Hedge — Floating Rate Loans
October 3, 2005	25,000	5.78	6.75	(1)	(2)
October 24, 2005	22,000	5.57	6.75	(1)	(25)
December 30, 2005	25,000	5.55	6.75	(1)	(94)
December 30, 2005	25,000	5.70	6.75	(1)	(85)
December 30, 2005	50,000	5.80	6.75	(1)	(156)
December 30, 2005	100,000	5.57	6.75	(1)	(353)
April 3, 2006	25,000	6.00	6.75	(1)	(154)
September 30, 2006	10,000	7.04	6.75	(1)	(38)
October 12, 2006	15,000	6.94	6.75	(1)	(75)
December 4, 2006	15,000	5.85	6.75	(1)	(275)
December 17, 2006	30,000	5.99	6.75	(1)	(525)
January 18, 2007	25,000	6.51	6.75	(1)	(308)
March 21, 2007	25,000	7.00	6.75	(1)	(169)
April 19, 2007	15,000	5.85	6.75	(1)	(370)
May 13, 2007	25,000	6.47	6.75	(1)	(398)
May 14, 2007	15,000	6.47	6.75	(1)	(237)
May 14, 2007	10,000	6.47	6.75	(1)	(158)
October 23, 2007	81,000	6.08	6.75	(1)	(1,160)
January 3, 2007	25,000	7.11	N/A	(1)(3)	(112)
October 5, 2006	10,000	4.25	N/A	(2)	(19)
April 5, 2007	10,000	4.35	N/A	(2)	(31)

Total Cash Flow Hedges	583,000				(4,744)

(1)	Based on prime rate at September 30, 2005.

(2)	Forward starting swaps effective January 5, 2006. Rate is based upon one-month LIBOR reset on the 5th of each month

(3)	Forward starting swap effective January 3, 2006.
     At September 30, 2005, all of United’s derivative financial instruments were classified as cash flow hedges. The change in fair value of cash flow hedges is recognized in other comprehensive income. United’s cash flow hedges consist of interest rate swap contracts that are designated as either hedges of the variability of cash flows of daily re-pricing prime based loans or hedges of the variability of cash flows of loans based on one-month LIBOR. Under these contracts, United receives a fixed interest rate and pays a floating rate either based on the Prime Rate as posted in the Federal Reserve’s H-15 statistical release or based on one-month LIBOR as shown in the table above.
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
     The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and the maturities and sales of securities. Mortgage loans held for sale totaled $28.5 million at September 30, 2005, and typically turn over every 45 days as the closed loans are sold to investors in the secondary market.
     The liability section of the balance sheet provides liquidity through interest-bearing and noninterest-bearing deposit accounts. Federal funds purchased, FHLB advances and securities sold under agreements to repurchase are additional sources of liquidity and represent United’s incremental borrowing capacity. These sources of liquidity are generally short-term in nature and are used as necessary to fund asset growth and meet other short -term liquidity needs.
     United has available two lines of credit at its holding company with other financial institutions totaling $85 million. At September 30, 2005, $5.0 million had been drawn on one of these lines and was outstanding. United had sufficient qualifying collateral to increase FHLB advances by $297 million at September 30, 2005. United’s internal policy limits brokered deposits to 25% of total non-brokered deposits. At September 30, 2005, United had the capacity to increase brokered deposits by $681 million and still remain within this limit. In addition to these wholesale sources, United has the ability to attract retail deposits at any time by competing more aggressively on pricing.
     As disclosed in United’s Consolidated Statement of Cash Flows, net cash provided by operating activities was $60.8 million for the nine months ended September 30, 2005. The major contributors in this category were net income of $41.5 million, depreciation, amortization and accretion of $11.9 million, provision for loan losses of $8.6 million, a decrease in mortgage loans held for sale of $8.6 million, a decrease in accrual expenses and other liabilities of $7.1 million, partially offset by an increase in other assets of $16.3 million. Net cash used by investing activities of $605.4 million consisted primarily of a net increase in loans totaling $525.6 million, purchases of premises and equipment of $14.7 million, and $269.6 million used to purchase investment securities, partially offset by proceeds from sales of securities of $50.4 million, maturities and calls of investment securities of $149.1 million, and sales of premises, equipment and other real estate of $4.9 million. Net cash provided by financing activities consisted primarily of a net increase in deposits of $515.9 million, short-term borrowing from United’s line of credit of $5.2 million, and a net increase in federal funds purchased and repurchase agreements of $26.4 million, and a net increase in FHLB advances of $37.5 million; partially offset by cash dividends paid of $8.1 million. In the opinion of management, the liquidity position at September 30, 2005 is sufficient to meet its expected cash flow requirements.
Capital Resources and Dividends
     Stockholders’ equity at September 30, 2005 was $424.0 million, an increase of $76.2 million, or 22% from September 30, 2004. Accumulated other comprehensive income (loss) is not included in the calculation of regulatory capital adequacy ratios. Excluding the change in the accumulated other comprehensive income (loss), stockholders’ equity increased $88.7 million, or 26%, from September 30, 2004, of which $42.0 million was the result of shares exchanged for the acquisitions in the fourth quarter of 2004. Dividends of $2.7 million, or $.07 per share, were declared on common stock during the third quarter of 2005, an increase of 17% from the amount declared in the same period in 2004. On an operating basis, the dividend payout ratios for the third quarters were 19% for 2005 and 18% for 2004. United has historically retained the majority of its earnings in order to provide a cost effective source of capital for continued growth and expansion. However, in recognition that cash dividends are an important component of shareholder value, United has instituted a dividend program that provides for increased cash dividends when earnings and capital levels permit.
     United’s Board of Directors has authorized the repurchase of up to 2,250,000 shares of the Company’s common stock through December 31, 2005. Through September 30, 2005, a total of 1,358,000 shares have been purchased under this program.

     United’s common stock trades on the NASDAQ National Market under the symbol “UCBI”. The closing price for the period ended September 30, 2005 was $28.50. Below is a quarterly schedule of high, low and closing stock prices and average daily volume for 2005 and 2004.
Table 11 — Stock Price Information

	2005				2004
	High	Low	Close	Avg Volume	High	Low	Close	Avg Volume

First quarter	$27.92	$23.02	$23.73	42,662	$24.62	$21.37	$23.73	26,905
Second quarter	26.44	21.70	26.02	63,805	25.36	21.89	25.18	43,316
Third quarter	29.36	25.75	28.50	59,305	25.45	21.75	24.27	30,366
Fourth quarter					29.60	23.17	26.93	39,082
     The following table presents the quarterly cash dividends declared in 2005 and 2004 and the respective payout ratios as a percentage of basic operating earnings per share, which excludes merger-related charges.
Table 12 — Dividend Payout Information (based on operating earnings)

	2005		2004
	Dividend	Payout %	Dividend	Payout %

First quarter	$.07	20	$.06	19
Second quarter	.07	19	.06	19	(1)
Third quarter	.07	19	.06	18
Fourth quarter			.06	17	(1)

(1)	Dividend payout ratios for the second and fourth quarters of 2004 were 19% and 18%, respectively, when calculated using GAAP earnings per share. For all other quarters, GAAP and operating earnings were the same.
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
     The following table shows United’s capital ratios, as calculated under regulatory guidelines, at September 30, 2005 and 2004.
Table 13 — Capital Ratios
(in thousands)

	2005		2004
	Actual	Regulatory	Actual	Regulatory
	Amount	Minimum	Amount	Minimum

Tier I Leverage:
Amount	$355,571	$164,815	$299,256	$133,166
Ratio	6.47%	3.00%	6.74%	3.00%
Tier I Risk-Based:
Amount	$355,571	$175,703	$299,256	$140,536
Ratio	8.09%	4.00%	8.52%	4.00%
Total Risk-Based:
Amount	$477,059	$351,407	$412,404	$281,073
Ratio	10.86%	8.00%	11.74%	8.00%
     United’s Tier I capital, which excludes other comprehensive income, consists of stockholders’ equity and qualifying capital securities less goodwill and deposit-based intangibles, totaled $356 million at September 30, 2005. Tier II capital components include supplemental capital items such as a qualifying allowance for loan losses and qualifying subordinated debt. Tier I capital plus Tier II capital components is referred to as Total Risk-Based capital and was $477 million at September 30, 2005.
     A minimum leverage ratio is required in addition to the risk-based capital standards and is defined as Tier I capital divided by average assets adjusted for goodwill and deposit-based intangibles. Although a minimum leverage ratio of 3% is required for the highest-rated bank holding companies which are not undertaking significant expansion programs, the Federal Reserve Board requires a bank holding company to maintain a leverage ratio greater than 3% if it is experiencing or anticipating significant growth or is operating with less than well-diversified risks in the opinion of the Federal Reserve Board. The Federal Reserve Board uses the leverage and risk-based capital ratios to assess capital adequacy of banks and bank holding companies. United’s leverage ratio at September 30, 2005 and 2004 was 6.47% and 6.74%, respectively.
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
Item 3. Quantitative and Qualitative Disclosure About Market Risk
     There have been no material changes in United’s quantitative and qualitative disclosures about market risk as of September 30, 2005 from that presented in the Annual Report on Form 10-K for the year ended December 31, 2004. The interest rate sensitivity position at September 30, 2005 is included in management’s discussion and analysis on page 21 of this report.
Item 4. Controls and Procedures
     United’s management, including the Chief Executive Officer and Chief Financial Officer, supervised and participated in an evaluation of the company’s disclosure controls and procedures as of September 30, 2005. Based on, and as of the date of, that evaluation, United’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective in accumulating and communicating information to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures of that information under the Securities and Exchange Commission’s rules and forms and that the disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports that are filed or submitted by United under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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
Item 6. Exhibits

3.1	Restated Articles of Incorporation of United Community Banks, Inc., (incorporated herein by reference to Exhibit 3.1 to United Community Banks, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, File No. 0-21656, filed with the Commission on August 14, 2001).

3.2	Amendment to the Restated Articles of Incorporation of United Community Banks, Inc. (incorporated herein by reference to Exhibit 3.3 to United Community Banks, Inc.’s Registration Statement on Form S-4, File No. 333-118893, filed with the Commission on September 9, 2004).

3.3	Amended and Restated Bylaws of United Community Banks, Inc., dated September 12, 1997 (incorporated herein by reference to Exhibit 3.1 to United Community Banks, Inc.’s Annual Report on Form 10-K, for the year ended December 31, 1997, File No. 0-21656, filed with the Commission on March 27, 1998).

4.1	See Exhibits 3.1, 3.2 and 3.3 for provisions of the Restated Articles of Incorporation, as amended, and Amended and Restated Bylaws, which define the rights of the Shareholders.

10.1	United Community Banks, Inc. dividend reinvestment and share purchase plan (incorporate herein by reference to Exhibit Y to United Community Banks, Inc.’s registration statement on Form S -3D, file no. 333-127477, filed with the commission on August 12, 2005)

31.1	Certification by Jimmy C. Tallent, President and Chief Executive Officer of United Community Banks, Inc., as adopted pursuant to Section 302 of the Sarbanes -Oxley Act of 2002

31.2	Certification by Rex S. Schuette, Executive Vice President and Chief Financial Officer of United Community Banks, Inc., as adopted pursuant to Section 302 of the Sarbanes -Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes -Oxley Act of 2002

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

Date: November 7, 2005