Form 10-K
period 2005-12-31
UNITED COMMUNITY BANKS INC
filed 2006-03-01
CIK 857855

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2005
Commission File Number 0-21656
UNITED COMMUNITY BANKS, INC.
(Exact name of registrant as specified in its charter)

Georgia	58-1807304

(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

63 Highway 515, Blairsville, Georgia	30512

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (706) 781-2265
Securities registered pursuant to Section 12(b) of the Act: None
Name of exchange on which registered: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $1.00 par value
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☑ No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Sections 13 or 15(d) of the Act.
Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                                                        Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                                                                                                                                 ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (check one):
     Large accelerated filer ☑                     Accelerated filer ☐                     Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).                                      Yes ☐ No ☑
     Aggregate market value of the voting stock held by non-affiliates of the Registrant: $814,107,000 (based on shares held by non-affiliates at $26.02 per share, the closing stock price on the Nasdaq stock market on June 30, 2005).
     As of January 31, 2006, 40,080,244 shares of common stock were issued and outstanding, including 372,000 shares deemed outstanding pursuant to prime plus 1/4% convertible subordinated payable-in-kind debentures due December 31, 2006 and presently exercisable options to acquire 1,252,868 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 2006 are incorporated herein into Part III by reference.

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
     Since the early 1990’s, United has actively expanded its market coverage through organic growth complemented by selective acquisitions, primarily of banks whose management share United’s community banking and customer service philosophies. Although those acquisitions have contributed approximately 30% of United’s growth over the last ten years, their contribution has primarily been to provide United access to new markets with attractive growth potential. Organic growth in assets, which includes post-acquisition growth at acquired banking offices and growth at de novo locations, and selective acquisitions, will continue to be the focus of United’s balanced growth strategy to extend United’s reach into new and existing markets.
     To emphasize the commitment to community banking, United conducts substantially all of its operations through a community-focused operating model of 24 separate “community banks”, which as of December 31, 2005, operated at 90 locations in north Georgia, metro Atlanta, coastal Georgia, western North Carolina and east Tennessee. The community banks offer a full range of retail and corporate banking services, including checking, savings, and time deposit accounts, secured and unsecured loans, wire transfers, brokerage services, and other financial services, and are led by local bank presidents (referred to herein as the “Presidents”) and management with significant experience in, and ties to their community. Each of the Presidents has authority, alone or with other local officers, to make most credit decisions.
     In 2004, United completed acquisitions of Fairbanco Holding Company, Inc., a Georgia bank holding company, Eagle National Bank, a national banking association, and Liberty National Bancshares, Inc., a Georgia bank holding company. These acquisitions collectively added $438 million in assets and $415 million in deposits. In addition, United opened seven de novo locations in 2005 and two in 2004. During 2005, United made no acquisitions.
     UCB-Georgia, through its full-service retail mortgage lending division, United Community Mortgage Services (“UCMS”), is approved as a seller/servicer for Federal National Mortgage Association and Federal Home Loan Mortgage Corporation and provides fixed and adjustable-rate home mortgages. During 2005, UCB-Georgia originated $396 million of residential mortgage loans for the purchase of homes and to refinance existing mortgage debt, of which substantially all were sold into the secondary market with no recourse to UCB-Georgia.
     Acquired in 2000, Brintech, Inc. (“Brintech”), a subsidiary of UCB-Georgia, is a consulting firm for the financial services industry. Brintech provides consulting, advisory, and implementation services in the areas of strategic planning, profitability improvement, technology, efficiency, security, risk management, network, Internet banking, web site development, marketing, core processing, and telecommunications.
     United owns an insurance agency, United Community Insurance Services, Inc. (“UCIS”), known as United Community Advisory Services, that is a subsidiary of UCB-Georgia.
     United provides retail brokerage services through an affiliation with a third party broker/dealer.

Forward-Looking Statements
     This Form 10-K contains forward-looking statements regarding United, including, without limitation, statements relating to United’s expectation with respect to revenue, credit losses, levels of nonperforming assets, expenses, earnings and other measures of financial performance. Words such as “may”, “could”, “would”, “should”, “believes”, “expects”, “anticipates”, “estimates”, “intends”, “plans”, “targets” or similar expressions are intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and involve certain risks and uncertainties that are subject to change based on various factors (many of which are beyond United’s control). The following factors, among others, could cause United’s financial performance to differ materially from the expectations expressed in such forward-looking statements:
•	our recent operating results may not be indicative of future operating results;

•	our business is subject to the success of the local economies in which we operate;

•	our concentration of construction loans is subject to unique risks that could adversely affect our earnings;

•	we may face risks with respect to future expansion and acquisitions or mergers;

•	changes in prevailing interest rates may negatively affect our net income and the value of our assets;

•	if our allowance for loan losses is not sufficient to cover actual loan losses, earnings would decrease;

•	competition from financial institutions and other financial service providers may adversely affect our profitability;

•	business increases, productivity gains and other investments are lower than expected or do not occur as quickly as anticipated;

•	competitive pressures among financial services companies increase significantly;

•	the strength of the United States economy in general changes;

•	trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, change;

•	inflation or market conditions fluctuate;

•	conditions in the stock market, the public debt market and other capital markets deteriorate;

•	financial services laws and regulations change;

•	technology changes and United fails to adapt to those changes;

•	consumer spending and saving habits change;

•	unanticipated regulatory or judicial proceedings occur; and

•	United is unsuccessful at managing the risks involved in the foregoing.
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
Monetary Policy And Economic Conditions
     The Banks’ profitability depends to a substantial extent on the difference between interest revenue the Banks receive from their loans, investments, and other earning assets, and the interest the Banks pay on their deposits and other liabilities. These rates are highly sensitive to many factors that are beyond the control of the Banks, including national and international economic conditions and the monetary policies of various governmental and regulatory authorities, particularly the Federal Reserve. The instruments of monetary policy employed by the Federal Reserve include open market operations in U.S. government securities, changes in the discount rate on bank borrowings and changes in reserve requirements against bank deposits.
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

     The following table displays the respective percentage of total bank and thrift deposits in each county where the Banks have operations. The table also indicates the ranking by deposit size in each county. All information in the table was obtained from the Federal Deposit Insurance Corporation Summary of Deposits as of June 30, 2005. The following information only shows market share in deposit gathering, which may not be indicative of market presence in other areas.
United Community Banks, Inc.
Share of Local Deposit Markets by County
Banks and Savings Institutions

	Market	Rank in
	Share	Market
UCB-Geogia
Metro Atlanta
Bartow	7%	8
Carroll	2	11
Cherokee	1	15
Cobb	2	13
Coweta	2	10
Dawson	32	2
Douglas	1	12
Fayette	1	11
Forsyth	2	12
Fulton	1	18
Henry	4	6
Newton	4	5
Paulding	2	6
Rockdale	14	2

North Georgia
Chattooga	35	2
Fannin	58	1
Floyd	13	3
Gilmer	17	2
Habersham	13	4
Hall	3	7
Lumpkin	21	3
Rabun	14	3
Towns	33	2
Union	80	1
White	38	1

Coastal Georgia
Chatham	1	13
Glynn	16	3
Ware	8	6

UCB-North Carolina
Avery	12	4
Cherokee	42	1
Clay	63	1
Graham	72	1
Haywood	11	5
Henderson	1	13
Jackson	18	2
Macon	7	5
Mitchell	24	3
Swain	23	2
Transylvania	16	3
Yancey	8	5

UCB-Tennessee
Blount	3	10
Knox	1	13
Loudon	17	3
McMinn	2	9
Monroe	1	10
Roane	8	6

Loans
     The Banks make both secured and unsecured loans to individuals, firms, and corporations. Secured loans include first and second real estate mortgage loans. The Banks also make direct installment loans to consumers on both a secured and unsecured basis. At December 31, 2005, commercial (commercial and industrial), commercial (secured by real estate), construction, residential mortgage and installment loans represented approximately 5%, 24%, 40%, 27% and 4%, respectively, of United’s total loan portfolio.
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
Lending Policy
     The Banks make loans primarily to persons or businesses that reside, work, own property, or operate in their primary market areas. Unsecured loans are generally made only to persons who qualify for such credit based on net worth and liquidity. Secured loans are made to persons who are well established and have net worth, collateral, and cash flow to support the loan. Exceptions to the Banks’ policies are permitted on a case-by-case basis and require the approving officer to document, in writing, the reason for the exception. Policy exceptions made for borrowers whose total aggregate loans exceed the approving officer’s credit limit must be approved through the credit approval process. All loans to borrowers whose aggregate lending relationship exceeds $5 million must be reported to the Banks’ Boards of Directors for ratification.
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
Loan Review and Non-performing Assets
     The Loan Review Department of United reviews, or engages an independent third party to review, the Banks’ loan portfolios on an ongoing basis to identify any weaknesses in the portfolio and to assess the general quality of credit underwriting. The results of such reviews are presented to the Presidents of each of the Community Banks, the Chief Credit Officer of United, and the Boards of Directors of each of the Community Banks. If an individual loan or credit relationship has a material weakness identified during the review process, the risk rating of the loan, or all loans comprising that credit relationship, will be downgraded to a classification that most closely matches the current risk level. The review process also provides for the upgrade of loans that show improvement since the last review. Since each loan in a credit relationship may have a different credit structure, collateral, and other secondary source of repayment, different loans in a relationship can be assigned different risk ratings. Under United’s 10-tier loan grading system, grades 1 through 6 are considered “pass” (acceptable) credit risk, grade 7 is a “watch” rating, and grades 8 through 10 are “adversely classified” credits that require management’s attention. Both the pass and adversely classified ratings, and the entire 10-grade rating scale, provide for a higher numeric rating for increased risk. For example, a risk rating of 1 is the least risky of all credits and would be typical of a loan that is 100% secured by a deposit at one of the Banks. Risk ratings of 2 through 6 in the pass category each have incrementally more risk. The four watch list credit ratings and rating definitions are:

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
     In addition, Credit Administration and Accounting jointly prepare a quarterly analysis to determine the adequacy of the Allowance for Loan Losses (“ALL”) for each of the Banks. The aggregation of these ALL analyses provides the consolidated analysis for United. The ALL analysis starts with total loans and subtracting loans secured by deposit accounts at the Banks, which effectively have no risk of loss. Next, all loans with an adversely classified rating are subtracted, including loans considered impaired. The remaining loan balance for each major loan category is then multiplied by its respective loss factor that was derived from the average historical loss rate for the preceding two year period, adjusted to reflect current economic conditions, which provides a required minimum ALL for pass credits. The remaining total loans in each of the four watch list rating categories are then multiplied by the following loss factors: Watch (5%); Substandard (25%); Doubtful (50%); and Loss (100%). Loans that are considered impaired are evaluated separately and are assigned specific reserves as necessary.

Asset/Liability Committees
     United’s asset/liability committee (“ALCO”) is composed of the executive officers and Treasurer of United. The Banks’ ALCOs are composed of executive officers of each of the Banks and the Treasurer of United. The ALCOs are charged with managing the assets and liabilities of United and each of the Banks. The ALCOs attempt to manage asset growth, liquidity, and capital to maximize income and reduce interest rate risk, market risk and liquidity risk. The ALCOs direct each Bank’s overall acquisition and allocation of funds. At periodic meetings, the committees review the monthly asset and liability funds budget in relation to the actual flow of funds; the ratio of the amount of rate sensitive assets to the amount of rate sensitive liabilities; the ratio of allowance for loan losses to outstanding and non-performing loans; and other variables, such as stress testing expected loan demand, investment opportunities, core deposit growth within specified categories, regulatory changes, monetary policy adjustments and the overall state of the economy. A more comprehensive discussion of United’s Asset/Liability Management and interest rate risk is contained in the Management’s Discussion and Analysis (Part II, Item 7) and Quantitative and Qualitative Disclosures About Market Risk (Part II, Item 7A) sections of this report.
Investment Policy
     The Banks’ investment portfolio policy is to maximize income within liquidity, asset quality and regulatory constraints. The policy is reviewed from time to time by United’s ALCO and the Banks’ Boards of Directors. Individual transactions, portfolio composition, and performance are reviewed and approved periodically by the Banks’ Boards of Directors or a committee thereof. The Chief Financial Officer and Treasurer of United and the President of each of the Banks administer the policy and report information to the Boards of Directors on a quarterly basis concerning sales, purchases, maturities and calls, resultant gains or losses, average maturity, federal taxable equivalent yields, and appreciation or depreciation by investment categories.
Employees
     As of December 31, 2005, United and its subsidiaries had 1,643 full-time equivalent employees. Neither United nor any of the subsidiaries was a party to any collective bargaining agreement, and management believes that employee relations are good.
Available Information
     United’s Internet website address is ucbi.com. United makes available free of charge through its website Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after they are filed with, or furnished to, the Securities & Exchange Commission.
Supervision And Regulation
     The following is an explanation of the supervision and regulation of United and the Banks as financial institutions. This explanation does not purport to describe state, federal or Nasdaq National Market supervision and regulation of general business corporations or Nasdaq listed companies.
     General. United is a registered bank holding company subject to regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) under the Bank Holding Company Act of 1956, as amended (the “Act”). United is required to file annual and quarterly financial information with the Federal Reserve and is subject to periodic examination by the Federal Reserve.
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
     Although the activities of bank holding companies have traditionally been limited to the business of banking and activities closely related or incidental to banking (as discussed above), the Gramm-Leach-Bliley Act (the “GLB Act”) relaxed the previous limitations and permitted bank holding companies to engage in a broader range of financial activities. Specifically, bank holding companies may elect to become financial holding companies which may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. Among the activities that are deemed “financial in nature” include:
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
     A bank holding company may become a financial holding company under this statute only if each of its subsidiary banks is well capitalized, is well managed and has at least a satisfactory rating under the Community Reinvestment Act. A bank holding company that falls out of compliance with such requirement may be required to cease engaging in certain activities. Any bank holding company that does not elect to become a financial holding company remains subject to the bank holding company restrictions of the Act.
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
     United has no current plans to register as a financial holding company.
     United must also register with the Georgia Department of Banking and Finance (“DBF”) and file periodic information with the DBF. As part of such registration, the DBF requires information with respect to the financial condition, operations, management and intercompany relationships of United and the Banks and related matters. The DBF may also require such other information as is necessary to keep itself informed as to whether the provisions of Georgia law and the regulations and orders issued thereunder by the DBF have been complied with, and the DBF may examine United and each of the Banks. The North Carolina Banking Commission (“NCBC”), which has the statutory authority to regulate non-banking affiliates of North Carolina banks, in 1992 began using this authority to examine and regulate the activities of North Carolina-based holding companies owning North Carolina-based banks. Although the NCBC has not exercised its authority to date to examine and regulate holding companies outside of North Carolina that own North Carolina banks, it is likely the NCBC may do so in the future. The Tennessee Department of Financial Institutions (“TDFI”) does not examine or directly regulate out-of-state holding companies.
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
     On February 8, 2006, UCB-Georgia and UCB-Tennessee filed an application to merge UCB-Tennessee with and into UCB-Georgia with the FDIC and the DBF. United anticipates that the merger will occur on April 1, 2006. If the merger is completed, UCB-Tennessee will no longer exist as a Tennessee state chartered bank and will not be subject to the supervision and examination of the TDFI as a Tennessee state bank. The resulting branches of UCB-Georgia in Tennessee will continue to be subject to the regulation and examination of the TDFI as out-of-state branches of UCB-Georgia.
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
     Under North Carolina law, state banks may declare a dividend for as much of the undivided profits of UCB-North Carolina as it deems appropriate.
     Under Tennessee law, dividends may not be declared out of undivided profits of a state bank without first obtaining the written permission of the TDFI unless the undivided profits account has been properly maintained with all applicable adjustments and transfers.
     The payment of dividends by United and the Banks may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. In addition, if, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending upon the financial condition of the bank, could include the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice. The FDIC has issued a policy statement providing that insured banks should generally only pay dividends out of current operating earnings. In addition to the formal statutes and regulations, regulatory authorities consider the adequacy of each of the Bank’s total capital in relation to its assets, deposits and other such items. Capital adequacy considerations could further limit the availability of dividends to the Banks. At December 31, 2005, net assets available from the Banks to pay dividends without prior approval from regulatory authorities totaled approximately $40 million. For 2005, United’s declared cash dividend payout to common stockholders was $10.9 million, or 19.05% of basic earnings per common share.
     Capital Adequacy. The Federal Reserve and the FDIC have implemented substantially identical risk-based rules for assessing bank and bank holding company capital adequacy. These regulations establish minimum capital standards in relation to assets and off-balance sheet exposures as adjusted for credit risk. Banks and bank holding companies are required to have (1) a minimum level of Total Capital (as defined) to risk-weighted assets of eight percent (8%); and (2) a minimum Tier I Capital (as defined) to risk-weighted assets of four percent (4%). In addition, the Federal Reserve and the FDIC have established a minimum three percent (3%) leverage ratio of Tier I Capital to quarterly average total assets for the most highly-rated banks and bank holding companies. “Tier I Capital” generally consists of common equity excluding unrecognized gains and losses on available for sale securities, plus minority interests in equity accounts of consolidated subsidiaries and certain perpetual preferred stock less certain intangibles. The Federal Reserve and the FDIC will require a bank holding company and a bank, respectively, to maintain a leverage ratio greater than four percent (4%) if either is experiencing or anticipating significant growth or is operating with less than well-diversified risks in the opinion of the Federal Reserve. The Federal Reserve and the FDIC use the leverage ratio in tandem with the risk-based ratio to assess the capital adequacy of banks and bank holding companies. The FDIC, the Office of the Comptroller of the Currency (the “OCC”) and the Federal Reserve consider interest rate risk in the overall determination of a bank’s capital ratio, requiring banks with greater interest rate risk to maintain adequate capital for the risk.

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
     To continue to conduct its business as currently conducted, United and the Banks will need to maintain capital well above the minimum levels. As of December 31, 2005 and 2004, the most recent notifications from the FDIC categorized each of the Banks as “well capitalized” under current regulations.
     Loans. Inter-agency guidelines adopted by federal bank regulators mandate that financial institutions establish real estate lending policies with maximum allowable real estate loan-to-value limits, subject to an allowable amount of non-conforming loans as a percentage of capital. The Banks adopted the federal guidelines in 2001.
     Transactions with Affiliates. Under federal law, all transactions between and among a state nonmember bank and its affiliates, which include holding companies, are subject to Sections 23A and 23B of the Federal Reserve Act and Regulation W promulgated thereunder. Generally, these requirements limit these transactions to a percentage of the bank’s capital and require all of them to be on terms at least as favorable to the bank as transactions with non-affiliates. In addition, a bank may not lend to any affiliate engaged in non-banking activities not permissible for a bank holding company or acquire shares of any affiliate that is not a subsidiary. The FDIC is authorized to impose additional restrictions on transactions with affiliates if necessary to protect the safety and soundness of a bank. The regulations also set forth various reporting requirements relating to transactions with affiliates.
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
     Anti-Money Laundering Initiatives and the USA Patriot Act. A major focus of governmental policy on financial institutions in recent years has been aimed at combating terrorist financing. This has generally been accomplished by amending existing anti-money laundering laws and regulations. The USA Patriot Act of 2001 (the “USA Patriot Act”) has imposed significant new compliance and due diligence obligations, creating new crimes and penalties. The United States Treasury Department has issued a number of implementing regulations which apply to various requirements of the USA Patriot Act to United and the Banks. These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. Failure of a financial institution to maintain and implement adequate programs to combat terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution.

Executive Officers Of United
     Executive officers of United are elected by the Board of Directors annually and serve at the pleasure of the Board of Directors.
     The executive officers of United, and their ages, positions with United, past five year employment history and terms of office as of January 31, 2006, are as follows:

Name (age)	Position with United	Officer of United Since
Jimmy C. Tallent (53)	President, Chief Executive Officer and Director of United	1988

Guy W. Freeman (69)	Executive Vice President of Banking and Director of United	1995

Rex S. Schuette (56)	Executive Vice President and Chief Financial Officer of United	2001

Thomas C. Gilliland (58)	Executive Vice President, Secretary, General Counsel and Director of United	1992

Ray K. Williams (60)	Executive Vice President of Risk Management of United since March 2002; prior to joining United, he was a private investor from 1996 to 2002, before that he was Corporate Senior Credit Officer of Bank South Corporation	2002

Craig Metz (50)	Executive Vice President of Marketing of United since August 2002; prior to joining United, he was Executive Vice President of Consumer Marketing Services of Assurant Group — Fortis Company	2002

William M. Gilbert (53)	Senior Vice President of Retail Banking of United since June 2003; previously, he was President of United Community Bank — Summerville	2003
     None of the above officers are related and there are no arrangements or understandings between them and any other person pursuant to which any of them was elected as an officer, other than arrangements or understandings with directors or officers of United acting solely in their capacities as such.

ITEM 1A. RISK FACTORS.
     An investment in United’s common stock involves risk. Investors should carefully consider the risks described below and all other information contained in this Annual Report on Form 10-K and the documents incorporated by reference before deciding to purchase common stock. It is possible that risks and uncertainties not listed below may arise or become material in the future and affect United’s business.
Recent operating results may not be indicative of future operating results.
     United may not be able to sustain its growth. Various factors, such as increased size, economic conditions, regulatory and legislative considerations, competition and the ability to find and retain people that can make United’s community-focused operating model successful, may impede its ability to expand its market presence. If United experiences a significant decrease in its growth rate, its results of operations and financial condition may be adversely affected.
United’s business is subject to the success of the local economies and real estate markets in which it operates.
     United’s success significantly depends on the growth in population, income levels, loans and deposits and on the continued stability in real estate values in its markets. If the communities in which it operates do not grow or if prevailing economic conditions locally or nationally are unfavorable, United’s business may be adversely affected. Adverse economic conditions in United’s specific market areas, specifically decreases in real estate property values due to the nature of United’s loan portfolio, over 90% of which is secured by real estate, could reduce United’s growth rate, affect the ability of customers to repay their loans and generally affect United’s financial condition and results of operations. United is less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of more diverse economies.
United’s concentration of construction loans is subject to unique risks that could adversely affect earnings.
     United’s construction loan portfolio was $1.7 billion at December 31, 2005, comprising 40% of total loans. Construction loans are often riskier than home equity loans or residential mortgage loans to individuals. In the event of a general economic slowdown, they would represent higher risk due to slower sales and reduced cash flow that could impact the borrowers’ ability to repay on a timely basis.
United may face risks with respect to future expansion and acquisitions.
     United regularly engages in de novo branch expansion. Also, if a business opportunity becomes available in the right market with the right management team, United may seek to acquire other financial institutions or parts of those institutions. These involve a number of risks, including:
•	the potential inaccuracy of the estimates and judgments used to evaluate credit, operations, management and market risks with respect to a target institution;

•	the time and costs of evaluating new markets, hiring or retaining experienced local management and opening new offices and the time lags between these activities and the generation of sufficient assets and deposits to support the costs of the expansion;

•	the incurrence and possible impairment of goodwill associated with an acquisition and possible adverse effects on results of operations; and

•	the risk of loss of key employees and customers.
Changes in prevailing interest rates may negatively affect net income and the value of United’s assets.
     Changes in prevailing interest rates may negatively affect the level of net interest revenue, the primary component of net operating income. In a period of changing interest rates, interest expense may increase at different rates than the interest earned on assets. Accordingly, changes in interest rates could decrease net interest revenue. At December 31, 2005, our simulation model indicated that a 200 basis point increase in rates over the next twelve months would cause an approximate 2.0% increase in net interest revenue and a 200 basis point decrease in rates over the next twelve months would cause an approximate 6.2% decrease in net interest revenue.

     Changes in the level of interest rates may also negatively affect the value of United’s assets and its ability to realize book value from the sale of those assets, all of which ultimately affect earnings. In addition, an increase in interest rates may decrease the demand for loans.
If United’s allowance for loan losses is not sufficient to cover actual loan losses, earnings would decrease.
     United’s loan customers may not repay their loans according to their terms and the collateral securing the payment of these loans may be insufficient to assure repayment. United may experience significant loan losses which would have a material adverse effect on operating results. Management makes various assumptions and judgments about the collectibility of the loan portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. United maintains an allowance for loan losses in an attempt to cover any loan losses inherent in the portfolio. In determining the size of the allowance, management relies on an analysis of the loan portfolio based on historical loss experience, volume and types of loans, trends in classification, volume and trends in delinquencies and non-accruals, national and local economic conditions and other pertinent information. If those assumptions are incorrect, the allowance may not be sufficient to cover future loan losses and adjustments may be necessary to allow for different economic conditions or adverse developments in the loan portfolio.
Competition from financial institutions and other financial service providers may adversely affect United’s profitability.
     The banking business is highly competitive, and United experiences competition in each of its markets from many other financial institutions. United competes with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds and other mutual funds, as well as community, super-regional, national and international financial institutions that operate offices in its market areas and elsewhere. United competes with these institutions both in attracting deposits and in making loans. Many of United’s competitors are well-established, larger financial institutions that are able to operate profitably with a narrower net interest margin and have a more diverse revenue base. United may face a competitive disadvantage as a result of its smaller size, lack of geographic diversification and inability to spread costs across broader markets. Although United competes by concentrating marketing efforts in primary markets with local advertisements, personal contacts and greater flexibility and responsiveness in working with local customers, there can be no assurance that this strategy will continue to be successful.
ITEM 1B. UNRESOLVED STAFF COMMENTS.
     There have been no written comments from the Securities and Exchange Commission staff regarding United’s periodic or current reports under the Exchange Act.
ITEM 2. PROPERTIES.
     The executive offices of United are located at 63 Highway 515, Blairsville, Georgia. United owns this property. The Banks conduct business from facilities primarily owned by the Banks, all of which are in a good state of repair and appropriately designed for use as banking facilities. The Banks provide services or perform operational functions at 105 locations, of which 77 are owned and 28 are leased under operating leases. Note 7 to United’s Consolidated Financial Statements includes additional information regarding amounts invested in premises and equipment.
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

PART II
ITEM 5. MARKET FOR UNITED’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER
PURCHASES OF EQUITY SECURITIES.
     Stock. United’s common stock trades on The Nasdaq National Stock Market under the symbol “UCBI”. The closing price for the period ended December 31, 2005 was $26.66. Below is a schedule of high, low and closing stock prices and average daily volume for all quarters in 2005 and 2004.
Stock Price Information
(All prior period amounts have been restated to reflect the three-for-two stock split effective April 28, 2004.)

	2005				2004
				Avg Daily				Avg Daily
	High	Low	Close	Volume	High	Low	Close	Volume
First quarter	$27.92	$23.02	$23.73	42.662	$24.62	$21.37	$23.73	26,364
Second quarter	26.44	21.70	26.02	63,805	25.36	21.89	25.18	43,316
Third quarter	29.36	25.75	28.50	59,305	25.45	21.75	24.27	30,366
Fourth quarter	30.50	25.32	26.66	74,710	29.60	23.17	26.93	34,920
     At January 31, 2006, there were approximately 12,000 shareholders of record.
     Stock Split. On April 28, 2004, United affected a three-for-two stock split in the form of a stock dividend for shareholders of record April 14, 2004. All financial statements and per share amounts included in this Form 10-K have been restated to reflect the change in the number of shares outstanding as of the beginning of the earliest period presented.
     Dividends. United declared cash dividends of $.28, $.24 and $.20 per common share in 2005, 2004 and 2003, respectively. Federal and state laws and regulations impose restrictions on the ability of United and the Banks to pay dividends. Additional information regarding this item is included in Note 15 to the Consolidated Financial Statements and under the heading of “Supervision and Regulation” in Part I of this report.
     Shares Repurchases. United’s 2000 Key Employee Stock Option Plan allows option holders to exercise stock options by delivering previously acquired shares having a fair market value equal to the exercise price provided that the shares delivered must have been held by the option holder for at least six months. During 2005 and 2004, optionees delivered 52,284 and 21,857 shares, respectively, to exercise stock options. There were no other share repurchases during 2005 and 2004.

ITEM 6 .. SELECTED FINANCIAL DATA
UNITED COMMUNITY BANKS, INC.
Selected Financial Information
For the Years Ended December 31,

(in thousands, except per share data;						5 Year
taxable equivalent)	2005	2004	2003	2002	2001	CAGR (4)

INCOME SUMMARY
Interest revenue	$338,818	$239,386	$209,338	$195,932	$210,036
Interest expense	127,426	74,794	70,600	76,357	100,874

Net interest revenue	211,392	164,592	138,738	119,575	109,162	14%
Provision for loan losses	12,100	7,600	6,300	6,900	6,000
Fee revenue	46,148	39,539	38,184	30,734	25,267	13

Total revenue	245,440	196,531	170,622	143,409	128,429	14
Operating expenses (1)	155,401	122,568	107,900	91,124	83,906	13

Income before taxes	90,039	73,963	62,722	52,285	44,523	15
Income taxes	33,297	26,807	23,247	19,505	16,208

Net operating income	56,742	47,156	39,475	32,780	28,315	15
Merger-related charges, net of tax	—	565	1,357	—	1,084

Net income	$56,742	$46,591	$38,118	$32,780	$27,231	16

OPERATING PERFORMANCE (1)
Earnings per common share:
Basic	$1.47	$1.31	$1.15	$1.02	$.89	11
Diluted	1.43	1.27	1.12	.99	.87	10
Return on tangible equity (2) (3)	18.99%	19.74%	19.24%	17.88%	18.19%
Return on assets	1.04	1.07	1.06	1.11	1.10
Efficiency ratio	60.15	60.05	60.89	60.66	62.52
Dividend payout ratio	19.05	18.32	17.39	16.34	14.98

GAAP PERFORMANCE
Per common share:
Basic earnings	$1.47	$1.29	$1.11	$1.02	$.86	11
Diluted earnings	1.43	1.25	1.08	.99	.84	11
Cash dividends declared (rounded )	.28	.24	.20	.17	.13	16
Book value	11.80	10.39	8.47	6.89	5.98	15
Tangible book value (3)	8.94	7.34	6.52	6.49	5.40	11
Key performance ratios :
Return on equity (2)	13.46%	14.39%	14.79%	16.54%	16.08%
Return on assets	1.04	1.05	1.02	1.11	1.05
Net interest margin	4.14	4.00	3.99	4.33	4.51
Dividend payout ratio	19.05	18.60	18.02	16.34	15.50
Equity to assets	7.63	7.45	7.21	7.01	6.81
Tangible equity to assets (3)	5.64	5.78	6.02	6.60	6.18

ASSET QUALITY
Allowance for loan losses	$53,595	$47,196	$38,655	$30,914	$27,124
Non – performing assets	12,995	8,725	7,589	8,019	9,670
Net charge – offs	5,701	3,617	4,097	3,111	4,578
Allowance for loan losses to loans	1.22%	1.26%	1.28%	1.30%	1.35%
Non – performing assets to total assets	.22	.17	.19	.25	.35
Net charge – offs to average loans	.14	.11	.15	.14	.25

AVERAGE BALANCES
Loans	$4,061,091	$3,322,916	$2,753,451	$2,239,875	$1,854,968	17
Investment securities	989,201	734,577	667,211	464,468	489,332	15
Earning assets	5,109,053	4,119,327	3,476,030	2,761,265	2,419,080	16
Total assets	5,472,200	4,416,835	3,721,284	2,959,295	2,585,290	16
Deposits	4,003,084	3,247,612	2,743,087	2,311,717	2,010,105	15
Stockholders ’ equity	417,309	329,225	268,446	207,312	176,144	19
Common shares outstanding :
Basic	38,477	36,071	34,132	32,062	31,691
Diluted	39,721	37,273	35,252	33,241	32,624

AT PERIOD END
Loans	$4,398,286	$3,734,905	$3,015,997	$2,381,798	$2,007,990	17
Investment securities	990,687	879,978	659,891	559,390	470,176	16
Earning assets	5,470,718	4,738,389	3,796,332	3,029,409	2,554,530	16
Total assets	5,865,756	5,087,702	4,068,834	3,211,344	2,749,257	16
Deposits	4,477,600	3,680,516	2,857,449	2,385,239	2,116,499	16
Stockholders ’ equity	472,686	397,088	299,373	221,579	194,665	19
Common shares outstanding	40,020	38,168	35,289	31,895	32,266

(1)	Excludes pre-tax merger-related and restructuring charges totaling $ .9 million, or $.02 per diluted common share, recorded in 2004; $2 .1 million, or $.04 per diluted common share, recorded in 2003; and $1 .6 million, or $.03 per diluted common share, recorded in 2001.

(2)	Net income available to common stockholders, which excludes preferred stock dividends, divided by average realized common equity which excludes accumulated other comprehensive income (loss ).

(3)	Excludes effect of acquisition related intangible sand associated amortization.

(4)	Compound annual growth rate.

UNITED COMMUNITY BANKS, INC.
Selected Financial Information (continued)

	2005				2004
(in thousands, except per share	Fourth	Third	Second	First	Fourth	Third	Second	First
data; taxable equivalent)	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

INCOME SUMMARY
Interest revenue	$95,465	$89,003	$80,701	$73,649	$66,761	$61,358	$56,680	$54,587
Interest expense	38,576	34,033	29,450	25,367	21,448	19,142	17,432	16,772

Net interest revenue	56,889	54,970	51,251	48,282	45,313	42,216	39,248	37,815
Provision for loan losses	3,500	3,400	2,800	2,400	2,000	2,000	1,800	1,800
Fee revenue	11,373	12,396	12,179	10,200	10,757	9,857	9,647	9,278

Total revenue	64,762	63,966	60,630	56,082	54,070	50,073	47,095	45,293
Operating expenses (1)	40,520	41,294	38,808	34,779	33,733	31,296	29,363	28,176

Income before taxes	24,242	22,672	21,822	21,303	20,337	18,777	17,732	17,117
Income taxes	9,012	8,374	8,049	7,862	7,427	6,822	6,379	6,179

Net operating income	15,230	14,298	13,773	13,441	12,910	11,955	11,353	10,938
Merger-related charges, net of tax	—	—	—	—	261	—	304	—

Net income	$15,230	$14,298	$13,773	$13,441	$12,649	$11,955	$11,049	$10,938

OPERATING PERFORMANCE (1)
Earnings per common share:
Basic	$.39	$.37	$ . 36	$.35	$.35	$.33	$.32	$.31
Diluted	.38	.36	.35	.34	.34	.32	.31	.30
Return on tangible equity (2)(3)(4)	18.20%	18.90%	19.21%	19.86%	19.96%	19.41%	19.70%	19.87%
Return on asset (4)	1.05	1.01	1.03	1.06	1.07	1.05	1.07	1.08
Efficiency ratio	58.80	61.16	61.18	59.47	60.20	60.11	60.05	59.83
Dividend payout ratio	17.95	18.92	19.44	20.00	17.14	18.18	18.75	19.35

GAAP PERFORMANCE
Per common share:
Basic earnings	$.39	$.37	$.36	$.35	$.34	$.33	$.31	$.31
Diluted earnings	.38	.36	.35	.34	.33	.32	.30	.30
Cash dividends declared	.07	.07	.07	.07	.06	.06	.06	.06
Book value	11.80	11.04	10.86	10.42	10.39	9.58	9.10	8.80
Tangible book value (3)	8.94	8.05	7.85	7.40	7.34	7.28	6.77	6.86
Key performance ratios :
Return on equity (2)(4)	13.30%	13.42%	13.46%	13.68%	14.15%	14.20%	14.40%	14.87%
Return on assets (4)	1.05	1.01	1.03	1.06	1.05	1.05	1.04	1.08
Net interest margin (4)	4.20	4.17	4.12	4.05	4.05	3.99	3.95	3.99
Dividend payout ratio	17.95	18.92	19.44	20.00	17.65	18.18	19.35	19.35
Equity to assets	7.69	7.46	7.65	7.71	7.54	7.50	7.30	7.46
Tangible equity to assets (3)	5.82	5.53	5.62	5.58	5.75	5.76	5.74	5.88

ASSET QUALITY
Allowance for loan losses	$53,595	$51,888	$49,873	$48,453	$47,196	$43,548	$42,558	$39,820
Non-performing assets	12,995	13,565	13,495	13,676	8,725	10,527	8,812	7,251
Net charge-offs	1,793	1,385	1,380	1,143	1,183	1,010	789	635
Allowance for loan losses to loans	1.22%	1.22%	1.22%	1.25%	1.26%	1.27%	1.27%	1.27%
Non-performing assets to total assets	.22	.24	.24	.26	.17	.23	.19	.18
Net charge-offs to average loans (4)	.16	.13	.14	.12	.13	.12	.10	.08

AVERAGE BALANCES
Loans	$4,328,613	$4,169,170	$3,942,077	$3,797,479	$3,572,824	$3,384,281	$3,235,262	$3,095,875
Investment securities	1,004,966	1,008,687	996,096	946,194	805,766	762,994	715,586	652,867
Earning assets	5,383,096	5,239,195	4,986,339	4,819,961	4,456,403	4,215,472	3,991,797	3,808,877
Total assets	5,769,632	5,608,158	5,338,398	5,164,464	4,781,018	4,521,842	4,274,442	4,084,883
Deposits	4,354,275	4,078,437	3,853,884	3,717,916	3,500,842	3,351,188	3,178,776	2,955,726
Stockholders’ equity	443,746	418,459	408,352	398,164	360,668	338,913	311,942	304,926
Common shares outstanding:
Basic	39,084	38,345	38,270	38,198	37,056	36,254	35,633	35,319
Diluted	40,379	39,670	39,436	39,388	38,329	37,432	36,827	36,482

AT PERIOD END
Loans	$4,398,286	$4,254,051	$4,072,811	$3,877,575	$3,734,905	$3,438,417	$3,338,309	$3,147,303
Investment securities	990,687	945,922	990,500	928,328	879,978	726,734	739,667	617,787
Earning assets	5,470,718	5,302,532	5,161,067	4,907,743	4,738,389	4,280,643	4,172,049	3,851,968
Total assets	5,865,756	5,709,666	5,540,242	5,265,771	5,087,702	4,592,655	4,525,446	4,118,188
Deposits	4,477,600	4,196,369	3,959,226	3,780,521	3,680,516	3,341,525	3,339,848	3,074,193
stockholder’ equity	472,686	424,000	415,994	398,886	397,088	347,795	330,458	311,247
Common shares outstanding	40,020	38,383	38,283	38,249	38,168	36,255	36,246	35,331

(1)	Excludes pre-tax merger-related charges totaling $406,000 or $.01 per diluted common share and $464,000 or $.01 per diluted common share in the fourth and second quarters of 2004.

(2)	Net income available to common stockholders, which excludes preferred stock dividends, divided by average realized common equity which excludes accumulated other comprehensive income (loss ).

(3)	Excludes effect of acquisition related intangible sand associated amortization.

(4)	Annualized.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
     The following discussion is intended to provide insight into the financial condition and results of operations of United and its subsidiaries and should be read in conjunction with the consolidated financial statements and accompanying notes.
     Net operating income, excluding merger-related charges, was $56.7 million in 2005, an increase of 20% from the $47.2 million earned in 2004. Diluted operating earnings per common share were $1.43 for 2005, compared with $1.27 for 2004, an increase of 13%. Operating return on tangible equity for 2005 was 18.99%, compared with 19.74% for 2004. Operating return on assets for 2005 was 1.04% as compared to 1.07% in 2004.
     Earnings for 2005 were influenced by strong loan and deposit growth, rising interest rates and significant de novo expansion. In addition to those factors, acquisitions completed in 2004 also affect comparisons between 2005 and 2004. Growth in the loan portfolio and rising interest rates drove the $46.8 million, or 28% increase, in net interest revenue. The net interest margin increased 14 basis points to 4.14%, as rising interest rates had a positive effect on United’s slightly asset sensitive balance sheet. The local economy in United’s markets has remained strong over the past two years allowing United to enjoy strong growth. Loan growth during 2005 and 2004 occurred across all of United’s markets with the majority of the growth occurring in the construction and commercial categories.
     In both 2005 and 2004, United continued to grow core deposits primarily through its successful “Refer a Friend” program that rewards existing customers who refer their family and friends to United. In 2005, United began aggressively pursuing customer certificates of deposit as those rates did not rise as fast as wholesale borrowings with comparable terms. The resulting increase in customer deposits not only funded United’s loan growth of $663 million but allowed United to decrease wholesale borrowings by $165 million in 2005.
     Credit quality remained strong although both net charge offs and non performing assets were up from their nearly record low levels of 2004. Nonperforming assets, which includes nonaccrual loans, loans past due more than 90 days and foreclosed real estate, were up $4.3 million from 2004 while loans were up $663 million over the same period. At December 31, 2005, nonperforming assets represented .22% of total assets compared with .17% at the end of 2004. Net charge offs as a percentage of average loans were .14% compared with .11% for 2004. Management believes that its continued strong credit quality is the result of a combination of factors, most important of which is its community banking business model, which includes community banks managed by local presidents with a local board of directors as well as management who know their markets and their customers. The second key factor is that over 90% of its loans are secured by real estate located within United’s geographic footprint.
     Fee revenue in 2005 increased $6.6 million or 17% from 2004 with increases in every category. The fee revenue at the three banks acquired in 2004 accounted for approximately $1.9 million of the increase in fee revenue. Service charges and fees continued to rise due to an increase in the number of deposit accounts and transaction volume associated with initiatives to raise core deposits and acquisitions. In 2005, United recognized $809 thousand in net securities losses compared with net securities gains of $428 thousand in 2004. In 2004, United incurred losses from the prepayment of Federal Home Loan Bank (“FHLB”) advances that were offset by the net securities gains. The prepayment of the FHLB advances and the securities sales were both part of a balance sheet management strategy to improve United’s interest rate risk profile and improve net interest revenue in subsequent periods. Included in securities gains and losses in both 2005 and 2004 were impairment losses of $500 thousand and $450 thousand, respectively, related to a FHLMC preferred stock investment where the loss in market value was considered to be other than temporary.
     Operating expenses, excluding merger-related charges, were up $32.8 million or 27% from 2004. The additional operating expenses of the three banks acquired in 2004 account for approximately $7.4 million of the increase. In 2005, United executed a significant de novo expansion initiative, with particular emphasis in Gainesville / Hall County, Georgia, that added a total of 7 locations and 97 employees and thereby significantly increased 2005 operating expenses. Aside from the de novo locations, headcount at the end of 2005 was held to a year-over-year increase of 66 staff, or 15%, to support core business growth.
     In the fourth quarter of 2005, United completed a public offering of 1,552,500 shares of its common stock that raised $40.5 million in capital to support United’s balanced growth strategy. The stock issue closed late in the year and, as a result, had little impact on 2005 financial results.

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
     The unallocated portion of the allowance reflects management’s estimate of probable inherent but undetected losses within the portfolio due to uncertainties in economic conditions, delays in obtaining information, including unfavorable information about a borrower’s financial condition, the difficulty in identifying triggering events that correlate to subsequent loss rates, and risk factors that have not yet manifested themselves in loss allocation factors. In addition, the unallocated allowance includes a component that accounts for the inherent imprecision in loan loss estimation based on historical loss experience as a result of United’s growth through acquisitions, which have expanded the geographic footprint in which it operates, and changed its portfolio mix in recent years. Also, loss data representing a complete economic cycle is not available for all sectors. Uncertainty surrounding the strength and timing of economic cycles also affects estimates of loss. The historical losses used in developing loss allocation factors may not be representative of actual unrealized losses inherent in the portfolio.

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
Mergers and Acquisitions
     As part of its balanced growth strategy, United selectively engages in evaluation of strategic partnerships. Mergers and acquisitions present opportunities to enter new markets with an established presence and a capable management team already in place. United employs certain criteria to ensure that the merger or acquisition candidate meets strategic growth and earnings objectives that will build future franchise value for shareholders. Additionally, the criteria include ensuring that management of a potential partner shares United’s community banking philosophy of premium service quality and operates in attractive, high-growth markets with excellent opportunities for further organic growth. Although no acquisitions were completed in 2005, United completed five bank mergers and three branch acquisitions in 2004 and 2003 as part of this strategy. United will continue to evaluate potential transactions as they are presented.
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

     On December 1, 2004, United completed the acquisition of Liberty National Bancshares, Inc. (“Liberty”), a bank holding company headquartered in Conyers, Georgia, and its wholly-owned subsidiary, Liberty National Bank. On December 1, 2004, Liberty had assets of $212 million, including purchase accounting related intangibles. United exchanged 1,372,658 shares of its common stock valued at $32.5 million and approximately $3.0 million in cash for all of the outstanding shares. Liberty National Bank was merged into UCB-Georgia and operates as a separate community bank.
Merger-Related and Restructuring Charges
     The presentation of operating earnings includes financial results determined by methods other than in accordance with generally accepted accounting principles, or GAAP. Net operating income excludes pre-tax merger-related and restructuring charges of $.9 million, $2.1 million and $1.6 million for 2004, 2003 and 2001, respectively. These charges decreased net income by $.6 million, $1.4 million and $1.1 million and diluted earnings per share by $.02, $.04 and $.03, respectively, for 2004, 2003 and 2001. These charges are discussed further in Note 3 to the Consolidated Financial Statements.
     These charges are excluded because management believes that non-GAAP operating results provide a helpful measure for assessing United’s financial performance. Net operating income should not be viewed as a substitute for net income determined in accordance with GAAP, and is not necessarily comparable to non-GAAP performance measures that may be presented by other companies. The following is a reconciliation of net operating income to GAAP net income. There were no merger-related or restructuring charges incurred in 2005 or 2002.
Table 1 — Operating Earnings to GAAP Earnings Reconciliation

	2004	2003	2001
Merger-related and restructuring charges included in expenses:
Salaries and employee benefits — severance and related costs	$203	$135	$433
Occupancy — disposal of premises and equipment	—	—	306
Professional fees	407	885	173
Contract termination costs	119	566	255
Other merger-related expenses	141	502	450

Total merger-related charges	870	2,088	1,617
Income tax effect of above charges	305	731	533

After-tax effect of merger-related charges	$565	$1,357	$1,084

Net Income Reconciliation
Net operating income	$47,156	$39,475	$28,315
After-tax effect of merger-related charges	(565)	(1,357)	(1,084)

Net income (GAAP)	$46,591	$38,118	$27,231

Basic Earnings Per Share Reconciliation
Basic operating earnings per share	$1.31	$1.15	$.89
Per share effect of merger-related charges	(.02)	(.04)	(.03)

Basic earnings per share (GAAP)	$1.29	$1.11	$.86

Diluted Earnings Per Share Reconciliation
Diluted operating earnings per share	$1.27	$1.12	$.87
Per share effect of merger-related charges	(.02)	(.04)	(.03)

Diluted earnings per share (GAAP)	$1.25	$1.08	$.84

Results of Operations
     The remainder of this financial discussion focuses on operating earnings which exclude merger-related charges, except for the discussion of income taxes. For additional information on merger-related and restructuring charges, refer to the preceding section on “Merger-Related and Restructuring Charges” and Note 3 to the Consolidated Financial Statements.
Net Interest Revenue (Taxable Equivalent)
     Net interest revenue (the difference between the interest earned on assets and the interest paid on deposits and other liabilities) is the single largest component of United’s revenue. United actively manages this revenue source to provide an optimal level of revenue while balancing interest rate, credit, and liquidity risks. Net interest revenue totaled $211.4 million in 2005, an increase of $46.8 million, or 28%, from the level recorded in 2004. Net interest revenue for 2004 increased $25.9 million, or 19%, over the 2003 level.
     The main drivers of the increase in net interest revenue for 2005 were loan growth, margin expansion due to the effect of rising short-term interest rates on United’s slightly asset sensitive balance sheet, and the full year impact of the 2004 acquisitions. Average loans increased $738.2 million, or 22%, from last year reflecting strong core growth and the full year impact of acquisitions completed in 2004. The average yield on loans increased 98 basis points reflecting the effect of the 300 basis increase in the prime lending rate over the last 18 months on United’s predominantly prime-based loan portfolio. Year-end loan balances grew $663.4 million from 2004 resulting in an 18% growth rate. Loan growth was solid across all of United’s markets, with increases of $412.2 million in North Georgia (which includes $246 million in Gainesville / Hall County related to a de novo bank opened in May 2005), $145.4 million in metro Atlanta, $37.7 in east Tennessee, $35.2 million in western North Carolina, and $32.9 million in coastal Georgia.
     Average interest-earning assets for the year increased $989.7 million, or 24%, over 2004. The increase reflects the growth in loans as well as an increase in the investment securities portfolio. The majority of the increase in interest-earning assets was funded by interest-bearing sources, as the increase in average interest-bearing liabilities for the year was $841.8 million over 2004. The average yield on interest-earning assets for 2005 was 6.63% up from 5.81% in 2004 reflecting the effect of rising short-term interest rates on United’s prime-based loans.
     The banking industry uses two key ratios to measure relative profitability of net interest revenue, which are the interest rate spread and the net interest margin. The interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest bearing liabilities. The interest rate spread eliminates the impact of non-interest-bearing deposits and other non-interest bearing funding sources and gives a direct perspective on the effect of market interest rate movements. The net interest margin is an indication of the profitability of a company’s investments, and is defined as net interest revenue as a percentage of total average earning assets which includes the positive impact of funding a portion of earning assets with customers’ non-interest bearing deposits and with stockholders’ equity.
     For 2005, 2004 and 2003, United’s net interest spread was 3.75%, 3.73%, and 3.71%, respectively, while the net interest margin was 4.14%, 4.00%, and 3.99%, respectively. Both the net interest margin and net interest spread improved slightly in 2005 as United’s slightly asset-sensitive balance sheet benefited from the Federal Reserve’s action in raising short-term rates over the last 18 months. The 14 basis point widening of the net interest margin compared with only a 2 basis point increase in the net interest spread highlights the increasing relative value of United’s non-interest-bearing funding sources in a rising rate environment. Although the balance sheet remained asset sensitive during 2005 primarily due to growth in floating rate loans, United managed its interest sensitivity through receive-fixed swap contracts and by purchasing fixed rate investment securities funded by floating rate liabilities. At December 31, 2005, United had approximately $2.5 billion in loans indexed to the daily Prime Rate compared with $1.9 billion a year ago.
     The average rate on interest-bearing liabilities for 2005 was 2.88%, up from 2.08%, reflecting the effect of rising short-term interest rates on United’s floating rate liabilities. United was able to offset the full impact of rising interest rates on the overall cost of funds by lagging the market on retail deposit account rate increases while still remaining competitive. Because customer certificates of deposit did not reflect rising interest rates as quickly as wholesale borrowings, United was able to lower its overall funding cost by aggressively pursuing customer certificates of deposit in 2005 to fund its loan growth and reduce the level of wholesale funding sources. United’s initiatives to increase core deposits have also been influential in keeping the overall cost of funds low by increasing non-interest bearing deposit account balances.

     The following table shows the relationship between interest revenue and interest expense and the average balances of interest-earning assets and interest-bearing liabilities.
Table 2 — Average Consolidated Balance Sheet and Net Interest Margin Analysis
For the Years Ended December 31,
(In thousands, taxable equivalent)

	2005			2004			2003
	Average		Avg.	Average		Avg.	Average		Avg.
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (1)(2)	$4,061,091	$292,751	7.21%	$3,322,916	$207,070	6.23%	$2,753,451	$179,699	6.53%
Taxable securities (3)	940,411	40,195	4.27	686,184	27,431	4.00	605,020	23,944	3.96
Tax-exempt securities (1)	48,790	3,433	7.04	48,393	3,556	7.35	62,191	4,639	7.46
Federal funds sold and other interest-earning assets	58,761	2,439	4.15	61,834	1,329	2.15	55,368	1,056	1.91

Total interest-earning assets	5,109,053	338,818	6.63	4,119,327	239,386	5.81	3,476,030	209,338	6.02

Non-interest-earning assets:
Allowance for loan losses	(50,710)			(42,528)			(36,065)
Cash and due from banks	105,488			89,300			72,497
Premises and equipment	105,433			90,879			79,826
Other assets	202,936			159,857			128,996

Total assets	$5,472,200			$4,416,835			$3,721,284

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
Transaction accounts	$1,140,894	$19,194	1.68	$914,301	8,554	.94	$784,945	7,831	1.00
Savings deposits	175,648	791	.45	157,061	403	.26	127,125	369	.29
Certificates of deposit	2,094,187	66,968	3.20	1,703,423	41,202	2.42	1,463,085	39,752	2.72

Total interest-bearing deposits	3,410,729	86,953	2.55	2,774,785	50,159	1.81	2,375,155	47,952	2.02

Federal funds purchased, repurchase agreements, & other short-term borrowings	157,137	5,304	3.38	141,239	2,119	1.50	65,028	743	1.14
Federal Home Loan Bank advances	750,841	26,633	3.55	563,041	14,237	2.53	532,518	15,271	2.87
Long-term debt	111,869	8,536	7.63	109,729	8,279	7.54	81,482	6,634	8.14

Total borrowed funds	1,019,847	40,473	3.97	814,009	24,635	3.03	679,028	22,648	3.34

Total interest-bearing liabilities	4,430,576	127,426	2.88	3,588,794	74,794	2.08	3,054,183	70,600	2.31

Non-interest-bearing liabilities:
Non-interest-bearing deposits	592,355			472,827			367,932
Other liabilities	31,960			25,989			30,723

Total liabilities	5,054,891			4,087,610			3,452,838

Stockholders’ equity	417,309			329,225			268,446

Total liabilities and stockholders’ equity	$5,472,200			$4,416,835			$3,721,284

Net interest revenue		$211,392			$164,592			$138,738

Net interest-rate spread			3.75%			3.73%			3.71%

Net interest margin (4)			4.14%			4.00%			3.99%

(1)	Interest revenue on tax-exempt securities and loans has been increased to reflect comparable interest on taxable securities and loans. The rate used was 39%, reflecting the statutory federal rate and the federal tax adjusted state tax rate.

(2)	Included in the average balance of loans outstanding are loans where the accrual of interest has been discontinued.

(3)	Securities available for sale are shown at amortized cost. Pretax unrealized losses of $2.7 million in 2005, pretax unrealized gains $6.5 million in 2004, and $11.5 million in 2003 are included in other assets for purposes of this presentation.

(4)	Net interest margin is taxable equivalent net-interest revenue divided by average interest-earning assets.

     The following table shows the relative impact on net interest revenue of changes in the average outstanding balances (volume) of earning assets and interest bearing liabilities and the rates earned and paid by United on such assets and liabilities.
Table 3 — Change in Interest Revenue and Interest Expense
(in thousands, taxable equivalent)

	2005 Compared to 2004			2004 Compared to 2003
	Increase (decrease)			Increase (decrease)
	due to changes in			due to changes in
	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Loans	$50,228	$35,453	$85,681	$35,787	$(8,416)	$27,371
Taxable securities	10,756	2,008	12,764	3,242	245	3,487
Tax-exempt securities	29	(152)	(123)	(1,015)	(68)	(1,083)
Federal funds sold and other interest revenue	(69)	1,179	1,110	131	142	273

Total interest-earning assets	60,944	38,488	99,432	38,145	(8,097)	30,048

Interest-bearing liabilities:
Transaction accounts	2,521	8,119	10,640	1,232	(509)	723
Savings deposits	53	335	388	80	(46)	34
Certificates of deposit	10,718	15,048	25,766	6,100	(4,650)	1,450

Total interest-bearing deposits	13,292	23,502	36,794	7,412	(5,205)	2,207

Federal funds purchased & other borrowings	263	2,922	3,185	1,086	290	1,376
FHLB advances	5,615	6,781	12,396	842	(1,876)	(1,034)
Long-term debt	163	94	257	2,161	(516)	1,645

Total borrowed funds	6,041	9,797	15,838	4,089	(2,102)	1,987

Total interest-bearing liabilities	19,333	33,299	52,632	11,501	(7,307)	4,194

Increase (decrease) in net interest revenue	$41,611	$5,189	$46,800	$26,644	$(790)	$25,854

     Any variance attributable jointly to volume and rate changes is allocated to the volume and rate variance in proportion to the relationship of the absolute dollar amount of the change in each.
Provision for Loan Losses
     The provision for loan losses was $12.1 million in 2005, compared with $7.6 million in 2004, and $6.3 million in 2003. The provision as a percentage of average outstanding loans for 2005, 2004 and 2003 was .30%, .23% and .23%, respectively. The ratio of net loan charge-offs to average outstanding loans for 2005 was .14%, compared with .11% for 2004 and .15% for 2003. The provision for loan losses for each year is the amount management believes is necessary to position the allowance for loan losses at an amount adequate to absorb losses inherent in the loan portfolio as of the balance sheet date.
     The provision for loan losses is based on management’s evaluation of inherent risks in the loan portfolio and the corresponding analysis of the allowance for loan losses. Additional discussions on loan quality and the allowance for loan losses are included in the Asset Quality section of this report, Note 1 to the Consolidated Financial Statements, and above in the Critical Accounting Policies section of this report.

Fee Revenue
Total fee revenue for 2005 was $46.1 million, compared with $39.5 million in 2004 and $38.2 million in 2003. Fee revenue was approximately 19% of total revenue for 2005, compared with 20% for 2004 and 22% for 2003. The following table presents the components of fee revenue.
Table 4 — Fee Revenue
For the Years Ended December 31,
(in thousands)

				Change
	2005	2004	2003	2005-2004
Service charges and fees	$25,137	$21,540	$18,288	17%
Mortgage loan and related fees	7,330	6,324	10,515	16
Consulting fees	6,609	5,749	4,399	15
Brokerage fees	2,570	2,027	1,921	27
Securities (losses) gains, net	(809)	428	497
Loss on prepayments of borrowings	—	(391)	(787)
Other	5,311	3,862	3,351	38

Total fee revenue	$46,148	$39,539	$38,184	17

     Comparability between current and prior years is affected by the acquisitions completed over the last 36 months. Earnings for acquired companies are included in consolidated earnings after their respective acquisition dates.
     Service charges and fees of $25.1 million were up $3.6 million, or 17% from 2004. This increase was primarily due to growth in transactions and new accounts resulting from our core deposit program, growth in overdraft products, and cross-selling of other products and services. With the growth in the customer base, service charges on demand deposit accounts increased 11% from 2004. The balance of the increase related to ATM and debit card revenue of $4.4 million that was up $1.4 million, or 48% from 2004. This increase is the result of a higher volume of ATM and debit card transactions as customers continued to migrate toward the convenience of electronic forms of banking.
     Mortgage loan and related fees of $7.3 million were up $1 million, or 16%, from 2004 as mortgage rates remained low and more originators were added to capture more business. Mortgage loan originations increased during 2005, closing 2,543 mortgage loans totaling $396 million compared with 1,898 loans totaling $275 million in 2004. Substantially all these originated residential mortgages were sold into the secondary market, including the right to service the loans.
     Consulting fees of $6.6 million were up $860,000, or 15% from 2004. The increase was primarily due to growth in risk management services, financial services, and network security services.
     Brokerage fees of $2.6 million were up $543,000, or 27%, from 2004 due to strong market activity and growth in customers.
     The 2005 securities losses of $809,000 include a $500,000 impairment charge recorded on a FHLMC preferred stock investment for losses that are considered to be other than temporary. Other securities losses resulted from balance sheet management activities and reflect the current interest rate environment. In 2004, United’s balance sheet management activities resulted in $428,000 in net securities gains and losses on prepayments of borrowings of $391,000. Included in net securities gains in 2004 was an impairment charge of $450,000 on the FHLMC preferred stock investment that was considered to be other than temporary.
     Other fee revenue of $5.3 million increased $1.4 million, or 38% from 2004. The increase was primarily due to $628,000 in gains on the sale of former banking office property and $478,000 in gains from the sale of SBA Loans.

Operating Expense
     Operating expenses, excluding merger-related charges, were $155.4 million in 2005 as compared with $122.6 million in 2004 and $107.9 million in 2003. Operating expenses for 2004 and 2003 exclude $.9 million and $2.1 million, respectively, of merger-related charges. These charges primarily consisted of professional fees, contract termination costs and systems conversion costs that are described in more detail in the section of Management’s Discussion and Analysis titled “Merger-Related and Restructuring Charges”. The following table presents the components of operating expenses.
Table 5 — Operating Expenses
For the Years Ended December 31,
(in thousands)

				Change
	2005	2004	2003	2005-2004
Salaries and employee benefits	$99,447	$77,995	$68,044	28%
Communications and equipment	13,157	10,945	8,601	20
Occupancy	10,835	9,271	8,783	17
Advertising and public relations	6,733	4,403	3,068	53
Postage, printing and supplies	5,501	4,451	4,439	24
Professional fees	4,306	3,724	3,910	16
Amortization of intangibles	2,012	1,674	1,065
Other	13,410	10,105	9,990	33

Operating expenses, excluding merger-related charges	155,401	122,568	107,900	27
Merger-related charges	—	870	2,088

Total operating expenses	$155,401	$123,438	$109,988	26

     Acquisitions impact expense comparisons between periods since the operating expenses of acquired companies prior to the acquisition date are not included in United’s consolidated financial statements. This impacts year over year expense comparisons in the year an acquisition is completed and the year immediately following the acquisition. In order to assist in understanding the core expense growth trends, operating expense explanations in this section include an estimate for the amount of the increase related to acquisitions where it is possible to reasonably quantify the amount. Additionally, in May 2005, United initiated a significant de novo expansion in Gainesville/Hall County, Georgia. Because of the accelerated pace of this expansion and the significant number of staff added, this expansion and new bank impacted the year over year change in operating expenses.
     Salaries and employee benefits expense for 2005 was $99.4 million, an increase of $21.5 million, or 28% from 2004. Acquisitions and de novo expansion account for more than half of the increase. The balance was due to an increase in staff to support business growth and related hiring costs, plus higher brokerage and mortgage incentives. At December 31, 2005, total staff was 1,703, an increase of 163 from 2004. Of this increase, 97 staff members, or 60%, were added through de novo expansion. Excluding de novo expansion, net staff growth rate was 4% from 2004.
     Communication and equipment expense for 2005 was $13.2 million, an increase of $2.2 million, or 20% from 2004. The increase was primarily due to higher maintenance and depreciation costs resulting from acquisitions and de novo expansion, as well as a continued commitment to technology and telecommunications equipment to enhance customer service and support business growth.
     Occupancy expense for 2005 was $10.8 million, an increase of $1.6 million, or 17% from 2004. The majority of this increase was the result of higher facilities costs and maintenance expenses resulting from additional banking offices added through both acquisitions and de novo expansion.
     Postage, printing and supplies expense for 2005 was $5.5 million, an increase of $1.0 million, or 24% from 2004. Most of this increase was due to additional postage and courier expenses resulting from business growth, including new customers and locations added from both acquisitions and de novo expansion, as well as the Gainesville/Hall County operations prior to the opening of branch offices.
     Advertising and public relations expense for 2005 was $6.7 million, an increase of $2.3 million, or 53% from 2004. This increase reflects the additional costs associated with brand promotion within the new markets added recently through acquisitions and de novo expansion. In addition, United continues to use the “refer-a friend” program to increase core deposits within both existing and new markets. This program includes gifts given to existing customers for their successful referrals and to new customers for opening an account.
     Professional fees were $4.3 million for 2005, an increase of $582,000, or 16% from 2004. This increase is mostly the result of higher audit and accounting fees, higher expenses associated with Sarbanes-Oxley compliance, and increasing legal costs associated with new loans.
     Amortization of intangibles was $2.0 million for 2005, an increase of $338,000, or 20% from 2004. This increase was due to the increase in core deposit intangibles associated with the three acquisitions in 2004.
     Other expenses were $13.4 million for 2005, an increase of $3.3 million, or 33% from 2004. The majority of this increase is the result of costs associated with continued business growth within United’s markets, acquisitions, and de novo expansion.
     The efficiency ratio measures total operating expenses, excluding merger-related charges, as a percentage of total revenue, excluding the provision for loan losses, net securities gains or losses, and losses on prepayment of borrowings. Based on operating income, United’s efficiency ratio for 2005 was 60.15%, compared with 60.05% for 2004 and 60.89% for 2003. The increase from 2004 is primarily the result of the cost of additional de novo locations being opened during 2005, especially the Gainesville market.
Income Taxes
     Income tax expense, including tax benefits relating to merger charges, was $31.7 million in 2005 compared with $24.9 million in 2004 and $20.4 million in 2003. The effective tax rates (as a percentage of pre-tax net income) were 35.8%, 34.8% and 34.8% for 2005, 2004 and 2003, respectively. These effective tax rates are lower than the statutory tax rate primarily due to interest revenue on certain investment securities and loans that are exempt from income taxes and tax credits received from affordable housing investments. The effective tax rate has increased over the years as tax-exempt interest revenue on securities and loans has declined as a percentage of pre-tax earnings. Additional information regarding income taxes can be found in Note 14 to the Consolidated Financial Statements.
Fourth Quarter Discussion
     Taxable equivalent net interest revenue for the fourth quarter of 2005 rose $11.6 million, or 26% to $56.9 million from the same period a year ago. Acquisitions contributed approximately $1.8 million of this increase, leaving the core growth rate at approximately 22%, which was driven by loan growth of 18% and a 15 basis point expansion of the net interest margin. Taxable equivalent net interest margin for the fourth quarter was 4.20% versus 4.05% a year ago. The improvement in the net interest margin is principally the result of the actions of the Federal Reserve to increase short-term interest rates beginning in June of 2004, which had a positive earnings impact on United’s slightly asset sensitive balance sheet.
     The 2005 fourth quarter provision for loan losses was $3.5 million, up $1.5 million from a year earlier. Non-performing assets totaled $13.0 million, up $4.3 million from a year ago, while loans outstanding increased $663.4 million. Non-performing assets as a percentage of total assets were .22% at December 31, 2005, compared with .17% at December 31, 2004.
     Fee revenue of $11.4 million for the fourth quarter of 2005 increased $616 thousand, or 6% from $10.8 million a year ago with increases in nearly every category. Adjusting for securities losses recorded in the fourth quarter of 2005, core fee revenue growth was $1.3 million, or 12%. Service charges and fees of $6.6 million were up $970 thousand, or 17% primarily due to growth in ATM and debit card transactions and new accounts resulting from initiatives to raise core deposits. At $1.7 million, mortgage fees were relatively flat with the fourth quarter of 2004. In the fourth quarters of 2005 and 2004, United recognized impairment losses of $500 thousand and $450 thousand, respectively, on an investment in FHLMC preferred stock. The losses were considered to be other than temporary and are included in securities gains and losses, net of any gains or losses from sales of securities.
     Operating expenses, excluding merger-related charges incurred in the fourth quarter of 2004, were $40.5 million, up to $6.8 million, or 20% from the fourth quarter of 2004. The two acquisitions completed in the fourth quarter 2004 and de novo expansion in 2005 accounted for approximately $4.0 million of the increase. Salaries and employee benefit costs of $25.6 million increased $4.0 million, or 19%, from the fourth quarter of 2004 with approximately $2.8 million resulting from acquisitions and de novo expansion.

The balance was due to an increase in staff to support business growth and related hiring costs and higher commissions related to the increase in brokerage revenue. Communications and equipment expense increased $683 thousand to $3.6 million due to the acquisitions last year and further investment in technology equipment to support business growth. Advertising and public relations expense rose $463 thousand to $2.0 million reflecting the cost of successful initiatives to raise core deposits and continued efforts to generate brand awareness in new markets. Occupancy expense increased $342 thousand to $2.7 million reflecting the increase in cost to operate additional banking offices added through acquisitions and de novo expansion. Postage, printing and supplies expense increased $328 thousand to $1.4 million reflecting the higher cost of office supplies and courier costs resulting from the growing franchise. The increase in other operating expense was due to acquisitions, losses incurred in the disposal of other real estate, higher amortization of low income housing tax credit investments and business growth.
Balance Sheet Review
     Total assets at December 31, 2005 were $5.9 billion, an increase of $778 million, or 15% from December 31, 2004. On an average basis, total assets increased $1.1 billion, or 24% from 2004 to 2005. Average interest earning assets for 2005 were $5.1 billion, compared with $4.1 billion for 2004, an increase of 24%.
Loans
     Total loans averaged $4.1 billion in 2005, compared with $3.3 billion in 2004, an increase of 22%. At December 31, 2005, total loans were $4.4 billion, an increase of $663 million, or 18% from December 31, 2004. Over the past year, United has experienced strong loan growth in all markets, with particular strength in loans secured by real estate, both residential and non-residential. Approximately $434 million of the increase from 2004 occurred in construction loans (which included land development loans), which is comprised of approximately 80% residential and 20% commercial. Growth was also strong in commercial loans, including those secured by real estate, and residential real estate loans, which grew $114 million and $104 million, respectively, from December 31, 2004. The following table presents a summary of the loan portfolio by category.
Table 6 — Loans Outstanding
As of December 31,
(in thousands)

	2005	2004	2003	2002	2001
Commercial (commercial and industrial)	$236,882	$211,850	$190,189	$140,515	$146,754
Commercial (secured by real estate)	1,055,191	966,558	776,591	612,926	541,184

Total commercial	1,292,073	1,178,408	966,780	753,441	687,938
Construction	1,738,990	1,304,526	927,087	700,007	451,713
Residential mortgage	1,205,685	1,101,653	981,961	793,284	722,588
Installment	161,538	150,318	140,169	135,066	145,751

Total loans	$4,398,286	$3,734,905	$3,015,997	$2,381,798	$2,007,990

     Substantially all loans are to customers (including customers who have a seasonal residence in United’s market areas) located in Georgia, North Carolina and Tennessee, the immediate market areas of United, and over 90% of the loans are secured by real estate.
     As of December 31, 2005, United’s 25 largest credit relationships consisted of loans and loan commitments ranging from $13 million to $48 million, with an aggregate total credit exposure of $476 million, including $87 million in unfunded commitments, and $389 million in balances outstanding. All of these customers were underwritten in accordance with United’s credit quality standards and structured to minimize potential exposure to loss.

     The following table sets forth the maturity distribution of commercial and construction loans, including the interest rate sensitivity for loans maturing greater than one year.
Table 7 — Loan Portfolio Maturity
As of December 31, 2005
(in thousands)

					Rate Structure for Loans
	Maturity				Maturing Over One Year
	One Year	One through	Over Five		Fixed	Floating
	or Less	Five Years	Years	Total	Rate	Rate
Commercial (commercial and industrial)	$182,862	$49,205	$4,815	$236,882	$53,115	$905
Construction (secured by real estate)	1,661,636	63,863	13,491	1,738,990	52,158	25,196

Total	$1,844,498	$113,068	$18,306	$1,975,872	$105,273	$26,101

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
     The provision for loan losses is based on management’s judgment of the amount necessary to maintain the allowance for losses at a level adequate to absorb probable losses. The amount each year is dependent upon many factors including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies and other credit quality trends, management’s assessment of loan portfolio quality, the value of collateral, and economic factors and trends. The evaluation of these factors is performed by United’s credit administration through analysis of the adequacy of the allowance for loan losses.
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
Table 8 — Allowance for Loan Losses
Years Ended December 31,
(in thousands)

	2005	2004	2003	2002	2001
Balance beginning of period	$47,196	$38,655	$30,914	$27,124	$24,698
Provision for loan losses	12,100	7,600	6,300	6,900	6,000
Allowance for loan losses acquired from subsidiaries at merger date	—	4,558	5,538	—	1,004
Charge-offs:
Commercial (commercial and industrial)	1,266	515	1,183	493	1,826
Commercial (secured by real estate)	877	1,859	538	820	663
Construction	1,201	127	369	110	175
Residential mortgage	1,653	1,271	1,367	1,265	752
Installment	2,217	1,716	1,812	1,615	2,107

Total loans charged-off	7,214	5,488	5,269	4,303	5,523

Recoveries:
Commercial (commercial and industrial)	309	293	259	290	129
Commercial (secured by real estate)	289	140	92	51	56
Construction	12	532	36	30	32
Residential mortgage	252	370	283	196	166
Installment	651	536	502	626	562

Total recoveries	1,513	1,871	1,172	1,193	945

Net charge-offs	5,701	3,617	4,097	3,110	4,578

Balance end of period	$53,595	$47,196	$38,655	$30,914	$27,124

Total loans:
At year-end	$4,398,286	$3,734,905	$3,015,997	$2,381,798	$2,007,990
Average	4,061,091	3,322,916	2,753,451	2,239,875	1,854,968

Allowance as a percentage of year-end loans	1.22%	1.26%	1.28%	1.30%	1.35%

As a percentage of average loans:
Net charge-offs	.14%	.11%	.15%	.14%	.25%
Provision for loan losses	.30	.23	.23	.31	.32

Allowance as a percentage of non-performing loans	447%	588%	583%	459%	315%
     Management believes that the allowance for loan losses at December 31, 2005 is adequate and appropriate to absorb losses inherent in the loan portfolio. This assessment involves uncertainty and judgment; therefore, the adequacy of the allowance for loan losses cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examination of the Banks, may require additional charges to the provision for loan losses in future periods if the results of their review warrant such additions. See Critical Accounting Policies section for additional information on the allowance for loan losses.

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
Table 9 — Allocation of Allowance for Loan Losses
As of December 31,
(in thousands)

	2005		2004		2003		2002		2001
	Amount	% *	Amount	% *	Amount	% *	Amount	% *	Amount	% *
Commercial (commercial and industrial)	$4,492	5	$3,728	6	$3,921	6	$2,178	6	$2,642	7
Commercial (secured by real estate)	12,401	24	14,107	26	8,936	26	8,091	26	6,954	27

Total commercial	16,893	29	17,835	32	12,857	32	10,269	32	9,596	34
Construction	20,787	40	10,695	35	8,994	31	6,545	29	4,291	23
Residential mortgage	9,049	27	11,511	29	10,026	32	8,250	33	7,370	36
Installment	2,088	4	2,798	4	3,390	5	3,269	6	3,753	7
Unallocated	4,778		4,357		3,388		2,581		2,114

Total allowance for loan losses	$53,595	100	$47,196	100	$38,655	100	$30,914	100	$27,124	100

*	Loan balance in each category, expressed as a percentage of total loans
Non-performing Assets
     Non-performing loans, which include non-accrual loans and accruing loans past due over 90 days, totaled $12 million at year-end 2005, compared with $8 million at December 31, 2004. There is no concentration of non-performing loans attributable to any specific industry. At December 31, 2005 and 2004, the ratio of non-performing loans to total loans was .27% and .22%, respectively. Non-performing assets, which include non-performing loans and foreclosed real estate, totaled $13.0 million at December 31, 2005, compared with $8.7 million at year-end 2004.
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
     There were no commitments to lend additional funds to customers whose loans were on non-accrual status at December 31, 2005. The table below summarizes non-performing assets at year-end for the last five years.
Table 10 — Non-Performing Assets
As of December 31,
(in thousands)

	2005	2004	2003	2002	2001
Non-accrual loans	$11,997	$8,031	$6,627	$6,732	$8,610
Loans past due 90 days or more and still accruing	—	—	—	1	—

Total non-performing loans	11,997	8,031	6,627	6,733	8,610
Other real estate owned	998	694	962	1,286	1,060

Total non-performing assets	$12,995	$8,725	$7,589	$8,019	$9,670

Total non-performing loans as a percentage of total loans	.27%	.22%	.22%	.28%	.43%

Total non-performing assets as a percentage of total assets	.22	.17	.19	.25	.35

     At December 31, 2005 and 2004, there were $4.0 million and $2.7 million, respectively, of loans classified as impaired under the definition outlined in SFAS No. 114. Specific reserves allocated to these impaired loans totaled $1.0 million at December 31, 2005, and $676 thousand at December 31, 2004. The average recorded investment in impaired loans for the years ended December 31, 2005 and 2004 was $4.2 million and $1.6 million, respectively. United’s policy is to recognize interest revenue on a cash basis for loans classified as impaired under SFAS No. 114.
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
     Total securities available for sale increased $111 million from the end of 2004. United continued to purchase securities through 2005 as part of a program to help stabilize the interest rate sensitivity of the balance sheet and to increase net interest revenue. At both December 31, 2005 and 2004, securities available for sale represent 17% of total assets. At December 31, 2005, the effective duration of the investment portfolio based on expected maturities was 2.45 years compared with 2.08 years at December 31, 2004. The following table shows the carrying value of United’s securities.
Table 11 — Carrying Value of Investment Securities
As of December 31,
(in thousands)

	2005	2004
Securities available for sale:
U.S. Treasuries	$2,000	$4,576
U.S. Government agencies	312,036	279,265
State and political subdivisions	53,082	56,653
Mortgage-backed securities	616,078	536,795
Other	7,491	2,689

Total securities available for sale	$990,687	$879,978

     The investment securities portfolio consists of U.S. Treasuries and U.S. Government and agency securities, municipal securities, and mortgage-backed securities which are primarily U.S. Government agency sponsored. A mortgage-backed security relies on the underlying pools of mortgage pools of loans to provide a cash flow of principal and interest. The actual maturities of these securities will differ from the contractual maturities because the loans underlying the security may prepay without prepayment penalties. Decreases in long-term interest rates will generally cause an acceleration of prepayment levels. In a declining interest rate environment, proceeds may not be able to be reinvested in assets that have comparable yields.
     At December 31, 2005, United had 62% of its total investment securities portfolio in mortgage backed securities, compared with 61% at December 31, 2004. United did not have securities of any issuer in excess of 10% of equity at year-end 2005 or 2004, excluding U.S. Government issues. See Note 5 to the Consolidated Financial Statements for further discussion of investment portfolio and related fair value and maturity information.
Deposits
     Total average deposits for 2005 were $4.0 billion, an increase of $755 million, or 23% from 2004. Average non-interest bearing demand deposit accounts increased $119 million, or 25%, and average interest bearing transaction accounts increased $227 million, or 25%, from 2004. Average time deposits for 2005 were $2.1 billion, up from $1.7 billion in 2004. At December 31, 2005, total deposits were $4.5 billion compared with $3.7 billion at the end of 2004, an increase of $797 million, or 22%. United’s successful campaign to increase core deposits through its “Refer-a-Friend” and other programs resulted in 36,000 new accounts in 2005. Toward the latter part of the year, United began to compete more aggressively for certificates of deposit as rising short-term rates and a flattening yield curve made them a relatively more attractive funding source.

     Time deposits of $100,000 and greater totaled $895 million at December 31, 2005, compared with $567 million at year-end 2004. United utilizes “brokered” time deposits, issued in certificates of less than $100,000, as an alternative source of cost-effective funding. Average brokered time deposits outstanding in 2005, 2004 and 2003 were $319 million, $382 million and $275 million, respectively. The average rate paid on brokered time deposits in 2005, 2004 and 2003 was 2.99%, 2.28% and 2.20%, respectively. Total interest expense on time deposits of $100,000 and greater during 2005 was approximately $25 million.
     The following table sets forth the scheduled maturities of time deposits of $100,000 and greater and brokered time deposits.
Table 12 — Maturities of Time Deposits of $100 ,000 and Greater and Brokered Deposits
As of December 31, 2005
(in thousands)

$100,000 and greater:
Three months or less	$184,262
Three to six months	181,381
Six to twelve months	326,591
Over one year	203,232

Total	$895,466

Brokered deposits:
Three months or less	$57,564
Three to six months	36,565
Six to twelve months	95,433
Over one year	131,370

Total	$320,932

Wholesale Funding
     At December 31, 2005, UCB-Georgia, UCB-North Carolina and UCB-Tennessee were shareholders in FHLB of Atlanta. Through this affiliation, secured advances totaling $636 million were outstanding at rates competitive with time deposits of like maturities. United anticipates continued utilization of this short and long-term source of funds to minimize interest rate risk and to meet liquidity needs. The FHLB advances outstanding at December 31, 2005 had both fixed and floating interest rates ranging from 2.72% to 6.59%. Approximately 33% of the FHLB advances mature prior to December 31, 2006. Additional information regarding FHLB advances, including scheduled maturities, is provided in Note 10 to the Consolidated Financial Statements.
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
     The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and the maturities and sales of securities. Mortgage loans held for sale totaled $22.3 million at December 31, 2005, and typically turn over every 45 days as closed loans are sold to investors in the secondary market. Construction and commercial loans that mature in one year or less amounted to $1.8 billion, or 42%, of the loan portfolio at December 31, 2005.

     The liability section of the balance sheet provides liquidity through depositors’ interest bearing and non-interest-bearing accounts. Federal funds purchased, FHLB advances and securities sold under agreements to repurchase are additional sources of liquidity and represent United’s incremental borrowing capacity. These sources of liquidity are short-term in nature and are used as necessary to fund asset growth and meet other short-term liquidity needs. The table below presents a summary of United’s short-term borrowings over the last three years.
Table 13 — Short-Term Borrowings
As of December 31,
(in thousands)

				Average
		Period end	Maximum	amounts
		weighted-	outstanding	outstanding	Weighted-
	Period-end	average	at any	during the	average rate
	balance	interest rate	month-end	year	for the year
December 31, 2005
Federal funds purchased	$121,581	4.37%	$205,291	$143,080	3.35%
Commercial paper	1,300	4.75	1,524	1,367	4.06
Line of credit	—	—	8,000	3,649	5.82
Repurchase agreements	—	—	25,000	9,041	2.72

	$122,881			$157,137	3.38

December 31, 2004
Federal funds purchased	$130,921	2.42	$193,113	$139,232	1.47
Commercial paper	2,010	3.36	2,039	2,007	3.26

	$132,931			$141,239	1.50

December 31, 2003
Federal funds purchased	$102,849	1.15	$102,849	$54,311	1.18
Commercial paper	1,996	3.49	4,059	2,712	3.75
Line of credit	45,000	3.12	45,000	7,948	2.54
Repurchase agreements	—	—	982	57	1.47

	$149,845			$65,028	1.14

     United has available lines of credit at its holding company with other financial institutions totaling $85 million. At December 31, 2005, there were no outstanding balances on those lines, and United had sufficient qualifying collateral to increase FHLB advances by $365 million. United’s internal policy limits brokered deposits to 25% of total non-brokered deposits. At December 31, 2005, United had the capacity to increase brokered deposits by $718 million and still remain within this limit. In addition to these wholesale sources, United has the ability to attract retail deposits at any time by competing more aggressively on pricing. The following table shows United’s contractual obligations and other commitments.
Table 14 — Contractual Obligations and Other Commitments
As of December 31, 2005
(in thousands)

	Maturity By Years
	Total	1 or Less	1 to 3	3 to 5	Over 5
Contractual Cash Obligations
FHLB advances	$635,616	$209,616	$276,000	$91,000	$59,000
Long-term debt	111,869	3,100	—	—	108,769
Operating leases	14,280	3,496	6,033	1,546	3,205

Total contractual cash obligations	$761,765	$216,212	$282,033	$92,546	$170,974

Other Commitments
Lines of credit	$928,420	$577,730	$158,507	$11,169	$181,014
Commercial letters of credit	25,008	20,706	4,127	175	—

Total other commitments	$953,428	$598,436	$162,634	$11,344	$181,014

     As disclosed in United’s consolidated statement of cash flows, net cash provided by operating activities was $104 million during 2005. The major source of cash provided by operating activities was net income, a decrease in mortgages held for sale and an increase in accrued expenses and other liabilities. Net cash used in investing activities of $814 million consisted primarily of the net increase in loans of $673 million, a net increase in securities of $126 million. Net cash provided by financing activities provided the remainder of funding sources for 2005. The $717 million of net cash provided by financing activities consisted primarily of a net increase in deposits of $797 million and the proceeds from the issuance of common stock of $42 million. The increases were partially offset by a net decrease in FHLB advances of $102 million. In the opinion of management, United’s liquidity position at December 31, 2005, is sufficient to meet its expected cash flow requirements.
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
Capital Resources and Dividends
     Stockholders’ equity at December 31, 2005 was $472.7 million, an increase of $75.6 million, or 19%, from December 31, 2004. Accumulated other comprehensive income, which includes unrealized gains and losses on securities available for sale and the unrealized gains and losses on derivatives qualifying as cash flow hedges, is excluded in the calculation of regulatory capital adequacy ratios. Excluding the decrease in the accumulated other comprehensive income, stockholders’ equity increased $90.3 million, or 23%. Dividends of $10.9 million, or $.28 per share, were declared on common stock in 2005, an increase of 17% per share from the amount declared in 2004. The dividend payout ratios based on basic earnings per share for 2005 and 2004 were 19.05% and 18.60%, respectively; and, excluding merger-related charges, were 19.05% and 18.32%, respectively. United has historically retained earnings in order to provide capital for continued growth and expansion. However, in recognition that cash dividends are an important component of shareholder return, management has increased the payout ratio steadily to 19% and has targeted a long-term payout ratio between 18 and 20% when earnings and capital levels permit.
     In 2005, United completed a public offering of its common stock to raise additional capital to support its balanced growth strategy. Through the offering, United issued 1,552,500 shares of its common stock and raised $40.5 million in capital. In addition to the common stock offering, United has a number of ongoing sources of equity capital to support its growth needs including a Dividend Reinvestment and Stock Purchase Plan that allows existing shareholders to automatically reinvest all or a portion of their dividends in United’s common stock or purchase additional shares directly from United without commissions or fees.
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
     Tier I capital consists of stockholders’ equity, excluding accumulated other comprehensive income and intangible assets (goodwill and deposit-based intangibles), plus qualifying capital securities. United’s Tier I capital totaled $410.5 million at December 31, 2005. Tier II capital components include supplemental capital such as a qualifying allowance for loan losses and qualifying subordinated debt. Tier I capital plus Tier II capital components is referred to as Total Risk-based Capital and was $533.7 million at December 31, 2005. The ratios, as calculated under the guidelines, were 8.88% and 11.54% for Tier I and Total risk-based capital, respectively, at December 31, 2005.
     United has outstanding junior subordinated debentures commonly referred to as Trust Preferred Securities totaling $42.3 million at December 31, 2005. The Trust Preferred Securities qualify as Tier I capital under risk-based capital guidelines provided that total Trust Preferred Securities do not exceed certain quantitative limits. At December 31, 2005, all of United’s Trust Preferred Securities qualified as Tier I capital. Further information on United’s Trust Preferred Securities is provided in Note 11 to the Consolidated Financial Statements.
     In 1996, United issued $3.5 million of convertible subordinated debentures due December 31, 2006 (the “2006 Debentures”). The 2006 Debentures bear interest at the rate of 25 basis points over the prime rate, as quoted in the Wall Street Journal, payable quarterly. The 2006 Debentures may be redeemed, in whole or in part at the option of United with 60 days notice, at a redemption price equal to 100% of the principal amount of the debentures to be redeemed plus accrued interest. The holders of the 2006 Debentures have the right, exercisable at any time up to December 31, 2006, to convert such debentures at the principal amount thereof into shares of Common Stock of United at the conversion price of $8.33 per share. The debentures qualify as Tier II capital under risk-based capital guidelines. At December 31, 2005, $3.1 million in convertible subordinated debentures remained outstanding.
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
     A minimum leverage ratio is required in addition to the risk-based capital standards and is defined as Tier I capital divided by quarterly average assets reduced by the amount of goodwill and deposit-based intangibles. A minimum leverage ratio of 3% is required for the highest-rated bank holding companies which are not undertaking significant expansion programs, but the Federal Reserve Board requires a bank holding company to maintain a leverage ratio greater than 4% if it is experiencing or anticipating significant growth or is operating with less diversified risks in the opinion of the Federal Reserve Board. The Federal Reserve Board uses the leverage and risk-based capital ratios to assess capital adequacy of banks and bank holding companies. Management believes that United’s capital must be well above the minimum capital requirements to maintain its business plan. United’s leverage ratio at December 31, 2005 was 7.26%.
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
Outlook
     Management expects internally generated loan growth to continue between 10% to 14% through 2006. Earnings per share are expected to grow at a rate of 12% to 15%, although at the lower end of the range due to the recent stock offering and expensing of stock options beginning in 2006. We expect our net interest margin to decline slightly in the second half of the year to near the 4% level due to expected competitive pressures in deposit pricing.
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
     One of the tools management utilizes to estimate the sensitivity of net interest revenue to changes in interest rates is an interest rate simulation model. Such estimates are based upon a number of assumptions for each scenario, including the level of balance sheet growth, deposit repricing characteristics and the rate of prepayments. The simulation model measures the potential change in net interest revenue over a twelve-month period under six interest rate scenarios. The first scenario assumes rates remain flat over the next twelve months and is the scenario that all others are compared to in order to measure the change in net interest revenue. The second scenario is a most likely scenario that projects the most likely change in rates over the next twelve months based on the slope of the yield curve. United models ramp scenarios that assume gradual increases and decreases of 200 basis points each over the next twelve months. United has a policy for net interest revenue simulation based on rate movements of up 200 basis points ramp over twelve months and down 200 basis points ramp over twelve months from the flat rate scenario. The policy limits net interest revenue to a 10% decrease in either scenario. At December 31, 2005, United’s simulation model indicated that a 200 basis point increase in rates over the next twelve months would cause an approximate 2.0% increase in net interest revenue and a 200 basis point decrease in rates over the next twelve months would cause an approximate 6.2% decrease in net interest revenue. At December 31, 2004, United’s simulation model indicated that a 200 basis point increase in rates over the next twelve months would cause an approximate 2.7% increase in net interest revenue and a 200 basis point decrease in rates over the next twelve months would cause an approximate 5.2% decrease in net interest revenue.
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
Table 15 — Interest Rate Gap Sensitivity
As of December 31, 2005
(in thousands)

	Interest Sensitivity Periods in Months
	Immediate	1 to 3	4 to 12	13 to 60	Over 60	Total
Interest earning assets:
Interest bearing deposits with banks	$20,607	$—	$—	$—	$—	$20,607
Investment securities	—	47,830	154,209	461,785	326,863	990,687
Mortgage loans held for sale	—	22,335	—	—	—	22,335
Loans	2,811,859	194,177	729,515	628,671	34,064	4,398,286
Other interest-earning assets	—	—	—	—	38,803	38,803

Total interest-earning assets	2,832,466	264,342	883,724	1,090,456	399,730	5,470,718

Interest bearing liabilities:
Demand deposits	1,264,947	—	—	—	—	1,264,947
Savings deposits	175,453	—	—	—	—	175,453
Time deposits	—	501,116	1,279,798	653,296	465	2,434,675
Fed funds purchased/repurchase agreements	122,881	—	—	—	—	122,881
FHLB advances	450,116	34,000	25,500	97,000	29,000	635,616
Other borrowings	—	3,100	5,155	—	103,614	111,869

Total interest-bearing liabilities	2,013,397	538,216	1,310,453	750,296	133,079	4,745,441

Interest rate swaps, net	339,000	—	—	—	—	339,000
Non-interest bearing sources of funds	—	—	—	—	602,525	602,525

Interest sensitivity gap	480,069	(273,874)	(426,729)	340,160	(335,874)

Cumulative sensitivity gap	$480,069	$206,195	$(220,534)	$119,626	$(216,248)

Cumulative gap percent(1)	9%	4%	-4%	2%	-4%

(1)	Cumulative interest rate sensitivity position as a percent of total interest-earning assets.
     As demonstrated in the preceding table, 81% of interest-bearing liabilities will reprice within twelve months compared with 73% of interest-earning assets, however such changes may not be proportionate with changes in market rates within each balance sheet category. In addition, United may have some discretion in the extent and timing of deposit repricing depending upon the competitive pressures in the markets in which it operates. Changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. The interest rate spread between an asset and its supporting liability can vary significantly even when the timing of repricing for both the asset and the liability remains the same, due to the two instruments repricing according to different indices.
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

Table 16 — Expected Maturity of Available for Sale Investment Securities
As of December 31, 2005
(in thousands)

	Maturity By Years
	1 or Less	1 to 5	5 to 10	Over 10	Total
U.S. Treasury	$2,000	$—	$—	$—	$2,000
U.S. Government agencies	10,598	130,086	135,987	35,365	312,036
State and political subdivisions	4,448	24,613	17,681	6,340	53,082
Other securities (1)	1,434	35,238	82,470	504,427	623,569

Total securities available for sale	$18,480	$189,937	$236,138	$546,132	$990,687

Weighted average yield (2)	6.46%	4.52%	4.69%	4.77%	4.71%

(1)	Includes mortgage-backed securities

(2)	Based on amortized cost, taxable equivalent basis
     In order to assist in achieving a desired level of interest rate sensitivity, United has entered into off-balance sheet contracts that are considered derivative financial instruments during 2005, 2004 and 2003. Derivative financial instruments can be a cost effective and capital effective means of modifying the repricing characteristics of on-balance sheet assets and liabilities. These contracts consist of interest rate swaps under which United pays a variable rate and receives a fixed rate. The following table presents United’s interest rate swap contracts outstanding.
Table 17 — Interest Rate Swap Contracts
As of December 31, 2005
(in thousands)

	Notional	Rate	Rate	Fair
Type/Maturity	Amount	Received	Paid (1)	Value
Cash Flow Contracts
April 3, 2006	$25,000	6.00	7.25	$(99)
September 30, 2006	10,000	7.04	7.25	(52)
October 12, 2006	15,000	6.94	7.25	(93)
December 4, 2006	15,000	5.85	7.25	(265)
December 17, 2006	30,000	5.99	7.25	(500)
December 31, 2006	25,000	7.59	7.25	(42)
January 3, 2007 (2)	25,000	7.11	7.25	(161)
January 3, 2007 (2)	25,000	7.63	7.25	(37)
January 18, 2007	25,000	6.51	7.25	(327)
March 21, 2007	25,000	7.00	7.25	(229)
April 19, 2007	15,000	5.85	7.25	(365)
May 13, 2007	25,000	6.47	7.25	(438)
May 14, 2007	15,000	6.47	7.25	(258)
May 14, 2007	10,000	6.47	7.25	(172)
October 23, 2007	54,000	6.08	7.25	(1,150)

Total Cash Flow Contracts	$339,000	6.57	7.25	$(4,188)

(1)	Based on prime rate at December 31, 2005.

(2)	Forward starting swap contracts with a start date of January 3, 2006.
     United’s derivative financial instruments are classified as either cash flow or fair value hedges. The change in fair value of cash flow hedges is recognized in other comprehensive income. Fair value hedges recognize currently in earnings both the impact of change in the fair value of the derivative financial instrument and the offsetting impact of the change in fair value of the hedged asset or liability. At December 31, 2005, all derivatives were designated as cash flow hedges of prime based loans.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The consolidated financial statements of the registrant and report of independent registered public accounting firm are included herein as follows:

MANAGEMENT’S REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING
The management of United Community Banks, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:
•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
We assessed the effectiveness of the internal control over financial reporting as of December 31, 2005. In making this assessment, we used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Based on our assessment, we believe that as of December 31, 2005, United Community Banks, Inc.’s internal control over financial reporting is effective based on those criteria.
Our independent registered public accountants have issued an audit report on our assessment of the company’s internal control over financial reporting. This report appears on page 42.

/s/ Jimmy C. Tallent	/s/ Rex S. Schuette

Jimmy C. Tallent	Rex S. Schuette
President and Chief Executive Officer	Executive Vice President and
Chief Financial Officer

Porter Keadle Moore, LLP
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
United Community Banks, Inc.
Blairsville, Georgia
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Controls Over Financial Reporting, that United Community Banks, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). United Community Banks, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
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
Certified Public Accountants

Suite 1800 · 235 Peachtree Street NE · Atlanta, Georgia 30303 · Phone 404-588-4200 · Fax 404-588-4222 · www.pkm.com

In our opinion, management’s assessment that United Community Banks, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, United Community Banks, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of United Community Banks, Inc. and our report dated February 27, 2006, expressed an unqualified opinion.
Atlanta, Georgia
February 27, 2006
Certified Public Accountants

Suite 1800 · 235 Peachtree Street NE · Atlanta, Georgia 30303 · Phone 404-588-4200 · Fax 404-588-4222 · www.pkm.com

Porter Keadle Moore,LLP
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
United Community Banks, Inc.
Blairsville, Georgia
We have audited the consolidated balance sheets of United Community Banks, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Community Banks, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of United Community Banks, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 27, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of United Community Banks, Inc.’s internal control over financial reporting and an unqualified opinion on the effectiveness of United Community Banks, Inc.’s internal control over financial reporting.
Atlanta, Georgia
February 27, 2006
Certified Public Accountants

Suite 1800 · 235 Peachtree Street NE · Atlanta, Georgia 30303 · Phone 404-588-4200 · Fax 404-588-4222 · www.pkm.com

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Consolidated Statement of Income
For the Years Ended December 31, 2005, 2004 and 2003
(in thousands, except per share data)

	2005	2004	2003
Interest revenue:
Loans, including fees	$293,990	$207,571	$180,035
Investment securities:
Taxable	40,195	27,431	23,944
Tax exempt	2,086	2,161	2,819
Federal funds sold and deposits in banks	911	618	391

Total interest revenue	337,182	237,781	207,189

Interest expense:
Deposits:
Demand	19,194	8,554	7,831
Savings	791	403	369
Time	66,968	41,202	39,752

Total deposit interest expense	86,953	50,159	47,952
Federal funds purchased, repurchase agreements and other short-term borrowings	5,304	2,119	743
Federal Home Loan Bank advances	26,633	14,237	15,271
Long-term debt	8,536	8,279	6,634

Total interest expense	127,426	74,794	70,600

Net interest revenue	209,756	162,987	136,589
Provision for loan losses	12,100	7,600	6,300

Net interest revenue after provision for loan losses	197,656	155,387	130,289

Fee revenue:
Service charges and fees	25,137	21,540	18,288
Mortgage loan and other related fees	7,330	6,324	10,515
Consulting fees	6,609	5,749	4,399
Brokerage fees	2,570	2,027	1,921
Securities (losses) gains, net	(809)	428	497
Loss on prepayments of borrowings	—	(391)	(787)
Other	5,311	3,862	3,351

Total fee revenue	46,148	39,539	38,184

Total revenue	243,804	194,926	168,473

Operating expenses:
Salaries and employee benefits	99,447	77,995	68,044
Communications and equipment	13,157	10,945	8,601
Occupancy	10,835	9,271	8,783
Advertising and public relations	6,733	4,403	3,068
Postage, printing, and supplies	5,501	4,451	4,439
Professional fees	4,306	3,724	3,910
Amortization of intangibles	2,012	1,674	1,065
Merger-related charges	—	870	2,088
Other	13,410	10,105	9,990

Total operating expenses	155,401	123,438	109,988

Income before income taxes	88,403	71,488	58,485
Income taxes	31,661	24,897	20,367

Net income	$56,742	$46,591	$38,118

Net income available to common stockholders	$56,719	$46,582	$38,052

Earnings per common share:
Basic	$1.47	$1.29	$1.11
Diluted	1.43	1.25	1.08
Weighted average common shares outstanding:
Basic	38,477	36,071	34,132
Diluted	39,721	37,273	35,252
See accompanying notes to consolidated financial statements

UNITED COMMUNITY BANKS , INC. AND SUBSIDIARIES
Consolidated Balance Sheet
As of December 31, 2005 and 2004
(in thousands, except share data)

	2005	2004
Assets
Cash and due from banks	$121,963	$99,742
Interest-bearing deposits in banks	20,607	35,098

Cash and cash equivalents	142,570	134,840

Securities available for sale	990,687	879,978
Mortgage loans held for sale	22,335	37,094
Loans, net of allowance of $53,595 and $47,196	4,344,691	3,687,709
Premises and equipment, net	112,887	103,679
Accrued interest receivable	37,197	27,923
Goodwill and other intangible assets	118,651	121,207
Other assets	96,738	95,272

Total assets	$5,865,756	$5,087,702

Liabilities and Stockholders’ Equity

Liabilities :
Deposits:
Demand	$602,525	$532,879
Interest-bearing demand	1,264,947	1,055,192
Savings	175,453	171,898
Time	2,434,675	1,920,547

Total deposits	4,477,600	3,680,516

Federal funds purchased, repurchase agreements and other short-term borrowings	122,881	132,931
Federal Home Loan Bank advances	635,616	737,947
Long-term debt	111,869	111,869
Accrued expenses and other liabilities	45,104	27,351

Total liabilities	5,393,070	4,690,614

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $1 par value; $10 stated value; 10,000,000 shares authorized; 32,200 and 44,800 shares issued and outstanding in 2005 and 2004, respectively	322	448
Common stock, $1 par value; 100,000,000 shares authorized; 40,019,853 and 38,407,874 shares issued in 2005 and 2004, respectively	40,020	38,408
Common stock issuable; 9,948 shares in 2005	271	—
Capital surplus	193,355	155,076
Retained earnings	250,563	204,709
Treasury stock, 240,346 shares in 2004, at cost	—	(4,413)
Accumulated other comprehensive (loss) income	(11,845)	2,860

Total stockholders’ equity	472,686	397,088

Total liabilities and stockholders’ equity	$5,865,756	$5,087,702

See accompanying notes to consolidated financial statements

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders’ Equity
For the Years Ended December 31, 2005, 2004 and 2003
(in thousands, except share and per share data)

							Accumulated
			Common				Other
	Preferred	Common	Stock	Capital	Retained	Treasury	Comprehensive
	Stock	Stock	Issuable	Surplus	Earnings	Stock	Income (Loss)	Total
Balance, December 31, 2002	$1,726	$32,709	$—	$51,592	$135,709	$(11,432)	$11,275	$221,579
Comprehensive income:
Net income	—	—	—	—	38,118	—	—	38,118
Other comprehensive loss:
Unrealized holding losses on securities available for sale (net of deferred tax benefit of $1,541)	—	—	—	—	—	—	(2,231)	(2,231)
Reclassification adjustment for gains on securities available for sale included in fee revenue (net of tax expense of $174)	—	—	—	—	—	—	(323)	(323)
Unrealized losses on derivative financial instruments qualifying as cash flow hedges (net of deferred tax benefit of $857)	—	—	—	—	—	—	(1,332)	(1,332)

Comprehensive income					38,118		(3,886)	34,232
Cash dividends declared on common stock ($.20 per share)	—	—	—	—	(6,874)	—	—	(6,874)
Common stock issued for acquisition (2,997,687 shares)	—	2,998	—	46,893	—	—	—	49,891
Exercise of stock options, net of shares exchanged (726,032 shares)	—	—	—	(3,503)	—	9,825	—	6,322
Treasury stock purchased (377,579 shares)	—	—	—	—	—	(6,237)	—	(6,237)
Conversion of debt (48,000 shares)	—	—	—	(324)	—	724	—	400
Tax benefit from options exercised	—	—	—	1,293	—	—	—	1,293
Retirement of preferred stock (116,700 shares)	(1,167)	—	—	—	—	—	—	(1,167)
Cash dividends declared on preferred stock ($.60 per share)	—	—	—	—	(66)	—	—	(66)

Balance, December 31, 2003	559	35,707	—	95,951	166,887	(7,120)	7,389	299,373
Comprehensive income:
Net income	—	—	—	—	46,591	—	—	46,591
Other comprehensive loss:
Unrealized holding losses on securities available for sale (net of deferred tax benefit of $1,006)	—	—	—	—	—	—	(2,364)	(2,364)
Reclassification adjustment for gains on securities available for sale included in fee revenue (net of tax expense of $166)	—	—	—	—	—	—	(262)	(262)
Unrealized losses on derivative financial instruments qualifying as cash flow hedges (net of deferred tax benefit of $1,063)	—	—	—	—	—	—	(1,903)	(1,903)

Comprehensive income					46,591		(4,529)	42,062
Cash dividends declared on common stock ($.24 per share)	—	—	—	—	(8,760)	—	—	(8,760)
Common stock issued for acquisition (2,701,747 shares)	—	2,702	—	60,707	—	—	—	63,409
Redemption of fractional shares (446 shares)	—	(1)	—	(10)	—	—	—	(11)
Exercise of stock options, net of shares exchanged (177,179 shares)	—	—	—	(1,448)	—	2,707	—	1,259
Amortization of restricted stock awards	—	—	—	68	—	—	—	68
Tax benefit from options exercised	—	—	—	(192)	—	—	—	(192)
Retirement of preferred stock (11,100 shares)	(111)	—	—	—	—	—	—	(111)
Cash dividends declared on preferred stock ($.60 per share)	—	—	—	—	(9)	—	—	(9)

Balance, December 31, 2004	448	38,408	—	155,076	204,709	(4,413)	2,860	397,088
Comprehensive income:
Net income	—	—	—	—	56,742	—	—	56,742
Other comprehensive loss:
Unrealized holding losses on available for sale securities (net of deferred tax benefit of $ 7,706)	—	—	—	—	—	—	(13,043)	(13,043)
Reclassification adjustment for losses on securities available for sale included in fee revenue (net of tax benefit of $315)	—	—	—	—	—	—	494	494
Unrealized losses on derivative financial instruments qualifying as cash flow hedges (net of deferred tax benefit of $1,373)	—	—	—	—	—	—	(2,156)	(2,156)

Comprehensive income					56,742		(14,705)	42,037
Retirement of preferred stock (12,600 shares)	(126)	—	—	—	—	—	—	(126)
Cash dividends declared on common stock ($.28 per share)	—	—	—	—	(10,865)	—	—	(10,865)
Common stock issued in secondary offering (1,552,500 shares)	—	1,553	—	38,945	—	—	—	40,498
Exercise of stock options, net of shares exchanged (254,304 shares)	—	46	—	(1,833)	—	3,612	—	1,825
Common stock issued to Dividend Reinvestment Plan and Employee benefit plans (40,709 shares)	—	13	—	393	—	737	—	1,143
Amortization of restricted stock awards	—	—	—	595	—	—	—	595
Vesting of restricted stock awards (4,812 shares)	—	—	—	(64)	—	64	—	—
Deferred compensation plan, net, including dividend equivalents	—	—	271	—	—	—	—	271
Tax benefit from options exercised	—	—	—	243	—	—	—	243
Cash dividends declared on preferred stock ($.60 per share)	—	—	—	—	(23)	—	—	(23)

Balance, December 31, 2005	$322	$40,020	$271	$193,355	$250,563	$—	$(11,845)	$472,686

     See accompanying notes to consolidated financial statements

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Consolidated Statement of Cash Flows
For the Years Ended December 31, 2005, 2004 and 2003
(in thousands)

	2005	2004	2003
Operating activities:
Net income	$56,742	$46,591	$38,118
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	15,804	15,361	14,570
Provision for loan losses	12,100	7,600	6,300
Deferred income tax benefit	(3,064)	(1,048)	(1,046)
Securities losses (gains), net	809	(428)	(497)
Gain on sale of other assets	(715)	(87)	—
Change in assets and liabilities, net of effects of business combinations:
Other assets and accrued interest receivable	(9,851)	(9,930)	(9,751)
Accrued expenses and other liabilities	17,761	2,286	8,578
Mortgage loans held for sale	14,759	(26,338)	17,739

Net cash provided by operating activities	104,345	34,007	74,011

Investing activities, net of effects of business combinations:
Proceeds from sales of securities available for sale	19,392	77,439	50,493
Proceeds from maturities and calls of securities available for sale	237,149	348,518	267,330
Purchases of securities available for sale	(382,751)	(612,688)	(387,037)
Net increase in loans	(673,473)	(425,569)	(318,836)
Purchases of premises and equipment	(17,431)	(15,144)	(14,382)
Net cash received from business combinations	—	8,863	83,109
Proceeds from sales of other real estate	3,108	4,033	1,523

Net cash used in investing activities	(814,006)	(614,548)	(317,800)

Financing activities, net of effects of business combinations:
Net change in deposits	797,084	408,100	7,957
Net change in federal funds purchased, repurchase agreements and other short-term borrowings	(10,050)	59,335	122,889
Proceeds from FHLB advances	1,668,600	957,600	787,600
Repayments of FHLB advances	(1,770,700)	(862,614)	(648,116)
Proceeds from issuance of subordinated debt	—	—	35,000
Proceeds from issuance of common stock	41,641	—	—
Proceeds from exercise of stock options	1,825	1,259	6,322
Retirement of preferred stock	(126)	(111)	(1,167)
Purchase of treasury stock	—	—	(6,237)
Cash dividends on common stock	(10,860)	(8,372)	(6,545)
Cash dividends on preferred stock	(23)	(9)	(66)

Net cash provided by financing activities	717,391	555,188	297,637

Net change in cash and cash equivalents	7,730	(25,353)	53,848

Cash and cash equivalents at beginning of year	134,840	160,193	106,345

Cash and cash equivalents at end of year	$142,570	$134,840	$160,193

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

Operating Segments

Operating segments are components of a business about which separate financial information is available and evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assessing performance. Public companies are required to report certain financial information about operating segments in interim and annual financial statements. Although United’s operations are divided among 24 community banks, those banks have similar economic characteristics and are therefore aggregated into one operating segment for purposes of segment reporting. Because United has only one operating segment, segment information is not provided separate from the Consolidated Financial Statements.

Cash and Cash Equivalents

Cash equivalents include amounts due from banks, interest-bearing deposits in banks, and federal funds sold. Federal funds are generally sold for one-day periods and interest-bearing deposits in banks mature within a period less than 90 days.

Investment Securities

United classifies its securities in one of three categories: held to maturity, available for sale, or trading. Trading securities are bought and held principally for the purpose of selling them in the near term. Held to maturity securities are those securities for which United has the ability and intent to hold until maturity. All other securities are classified as available for sale. At December 31, 2005 and 2004, all securities were classified as available for sale.

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

Federal Home Loan Bank (“FHLB”) stock is included in other assets at its original cost basis, as cost approximates fair value and there is no ready market for such investments.

Mortgage Loans Held for Sale

Mortgage loans held for sale are carried at the lower of aggregate cost or market value. The amount by which cost exceeds market value is accounted for as a valuation allowance. Changes in the valuation allowance are included in the determination of net income for the period in which the change occurs. No market valuation allowances were required at December 31, 2005 or 2004 since most loans are pre-sold before they are funded, and those loans not presold have market values that approximated the recorded basis.

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

A loan is considered impaired when, based on current information and events, it is probable that all amounts due, according to the contractual terms of the loan, will not be collected. Impaired loans are measured based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, or at the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. Interest revenue on impaired loans is recognized using the cash-basis method of accounting during the time the loans are impaired.

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, continued
(1)	Summary of Significant Accounting Policies, continued

Loans and Allowance for Loan Losses, continued

Management believes the allowance for loan losses is adequate at December 31, 2005. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review United’s allowance for loan losses. Such agencies may require United to recognize additions or deductions to the allowance based on their judgment and information available to them at the time of their examination.

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

Goodwill and Other Intangible Assets

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

Income Taxes

Deferred tax assets and liabilities are recorded for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Future tax benefits are recognized to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the assets and liabilities are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income taxes during the period that includes the enactment date.

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, continued
(1)	Summary of Significant Accounting Policies, continued

Stock-Based Compensation

United’s stock-based compensation plans are accounted for based on the intrinsic value method set forth in Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. Compensation expense for employee stock options is not recognized if the exercise price of the option equals or exceeds the fair value of the stock on the date of grant. Compensation expense for restricted share awards is ratably recognized over the period of service, usually the restricted period, based on the fair value of the stock on the date of grant. The following table illustrates the effect on net income available to common stockholders and earnings per share if United had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, to stock-based compensation (in thousands, except per share data):

	2005	2004	2003
Net income available to common stockholders:
As reported	$56,719	$46,582	$38,052
Pro forma	55,129	45,843	37,594

Basic earnings per common share:
As reported	1.47	1.29	1.11
Pro forma	1.43	1.27	1.10

Diluted earnings per common share:
As reported	1.43	1.25	1.08
Pro forma	1.39	1.23	1.07
The weighted average fair value of options at grant date in 2005, 2004, and 2003 was $5.75, $5.94 and $3.47, respectively.

The fair value of options granted in 2005 was estimated on the date of grant using the Black-Scholes model with the following assumptions: dividend yield of 1%; a risk free interest rate ranging from 3.82% to 4.47%; expected volatility of 20%; and, an expected life of 6.25 years. The fair value of options granted in 2004 was estimated on the date of grant using the Black-Scholes model with the following assumptions: dividend yield of 1%; a risk free interest rate of 3.61% to 4.57%; expected volatility of 15%; and, an expected life of 7 years. The fair value of options granted in 2003 was estimated on the date of grant using the Black-Scholes model with the following assumptions: dividend yield of 1%; a risk free interest rate of 3.48%; expected volatility of 15%; and, an expected life of 7 years. Since United’s Nasdaq trading history dates back only to March 18, 2002, United used the Nasdaq Bank Index to determine volatility in years 2004 and 2003. Beginning in 2005, United began using it’s own trading history to determine volatility. The compensation expense included in the proforma results was determined based on the fair value at the time of grant multiplied by the number of options vested during the period, net of deferred tax benefit.

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

By using derivative instruments, United is exposed to credit and market risk. If the counterparty fails to perform, credit risk is equal to the fair-value gain in a derivative. When the fair value of a derivative contract is positive, this situation generally indicates that the counterparty is obligated to pay United, and, therefore, creates a repayment risk for United. When the fair value of a derivative contract is negative, United is obligated to pay the counterparty and, therefore, it has no repayment risk. United minimizes the credit risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by United. From time to time, United may require the counterparties to pledge securities as collateral to cover the net exposure.

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

As of December 31, 2005, United had cash flow hedges with a notional amount of $339 million for the purpose of converting floating rate assets to fixed rate. As of December 31, 2005, United recorded a liability of approximately $4.2 million for the fair value of these instruments. No hedge ineffectiveness from cash flow hedges was recognized in the statement of income. All components of each derivative’s gain or loss are included in the assessment of hedge effectiveness.

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

Reclassifications

Certain 2004 and 2003 amounts have been reclassified to conform to the 2005 presentation.

Stock Splits

United declared a three-for-two split of its common stock effective April 28, 2004. All share and per share amounts included in the financial statements and accompanying notes have been restated to reflect the change in the number of shares outstanding as of the beginning of the earliest period presented.

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

Accounting for Hybrid Financial Instruments

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155 Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140. This statement provides entities with relief from having to separately determine the fair value of an embedded derivative that would otherwise be required to be bifurcated from its host contract in accordance with the requirements of SFAS 133. Entities can make an irrevocable election to measure such hybrid financial instruments at fair value in its entirety, with subsequent changes in fair value recognized in earnings. This election can be made on and instrument-by-instrument basis. The effective date of this standard is for all financial instruments acquired, issued or subject to a remeasurement event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. For United, this standard is not expected to have a material impact on United’s financial position, results of operations or disclosures.

Accounting for Changes and Error Corrections

In May 2005, the FASB issued SFAS No. 154 Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statements No. 3. SFAS No. 154 changes the requirements for accounting for and reporting a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle and all changes required by an accounting pronouncement when the new pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effects of the change. This standard, which is effective for years beginning after December 15, 2005, is not expected to have a material effect on United’s financial position, results of operations, or disclosures.

Exchanges of Non-monetary Assets

In December 2004, the FASB issued SFAS No. 153 Exchanges of Non-monetary Assets — an amendment of APB Opinion No. 29. SFAS No. 153 clarifies that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged, with a general exception for exchanges that have no commercial substance. SFAS No. 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this standard did not to have a material impact on United’s Consolidated Financial Statements.

Share-Based Payment

In December 2004, the FASB revised SFAS No. 123 (“SFAS No. 123 (R)”). SFAS No. 123 (R), Share-Based Payment, requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Pro forma disclosure is no longer an alternative to financial statement recognition. SFAS No. 123 (R) is effective for periods beginning after December 15, 2005. United will adopt the provisions of SFAS No. 123 (R) beginning January 1, 2006. The financial statement impact is not expected to be materially different from that shown in the existing pro forma disclosure required under the original SFAS No. 123.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, continued
(3)	Mergers and Acquisitions

On December 1, 2004, United acquired 100 percent of the outstanding common shares of Liberty National Bancshares, Inc. (“Liberty”), a community bank holding company headquartered in Conyers, Georgia. Liberty’s results of operations are included in consolidated financial results from the acquisition date. Liberty was the parent company of Liberty National Bank, a community bank with offices serving the east side of metropolitan Atlanta. United has continued to focus on expanding its presence in metropolitan Atlanta due to the attractive demographics. The aggregate purchase price was approximately $35.5 million, including approximately $3.0 million of cash and 1,372,658 shares of United’s common stock valued at approximately $32.5 million. The value of the common shares issued of $23.62 per share was determined based on the average of the closing market price of United’s common shares over the period beginning two days before and ending two days after the terms of the acquisition were agreed to and announced.

On November 1, 2004, United acquired 100 percent of the outstanding common shares of Eagle National Bank (“Eagle”), a community bank headquartered in Stockbridge, Georgia. Eagle’s results of operations are included in consolidated financial results from the acquisition date. Eagle had two banking offices serving the south side of metropolitan Atlanta. The acquisition of Eagle further enhances United’s presence in the metropolitan Atlanta market. The aggregate purchase price was approximately $11.9 million, including approximately $2.4 million of cash and 414,462 shares of United’s common stock valued at approximately $9.5 million. The value of the common shares issued of $22.84 per share was determined based on the average of the closing market price of United’s common shares over the period beginning two days before and ending two days after the terms of the acquisition were agreed to and announced.

On June 1, 2004, United acquired all of the outstanding common shares of Fairbanco Holding Company, Inc. (“Fairbanco”), a thrift holding company headquartered in Fairburn, Georgia. Fairbanco’s results of operations are included in consolidated financial results from the acquisition date. Fairbanco Holding Company was the parent company of 1st Community Bank, with 5 banking offices serving Atlanta’s southern metropolitan area. The aggregate purchase price was $23.6 million including $2.7 million of cash and 914,627 shares of United’s common stock valued at $20.9 million. The value of the common shares issued of $22.91 was determined based on the average market price of United’s common shares over period beginning two days before and ending two days after the terms of the acquisition were agreed to and announced.

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

On May 1, 2003, United acquired 100 percent of the outstanding common shares of First Georgia Holding (“First Georgia”), a community bank holding company headquartered in Brunswick, Georgia. First Georgia’s results of operations are included in consolidated financial results from the acquisition date. First Georgia was the parent company of First Georgia Bank, a community bank with offices serving the south Georgia coast along the Interstate 95 corridor. United targeted coastal Georgia for potential expansion due to the attractive demographics and the similarities to its existing markets. The aggregate purchase price was approximately $42.1 million, including approximately $12.8 million of cash and 1,765,947 shares of United’s common stock valued at approximately $29.3 million. The value of the common shares issued of $16.58 per share was determined based on the average of the closing market price of United’s common shares over the period beginning two days before and ending two days after the terms of the acquisition were agreed to and announced.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, continued
(3)	Mergers and Acquisitions, continued

On March 31, 2003, United acquired 100 percent of the outstanding common shares of First Central Bancshares, Inc. (“First Central”) a community bank holding company headquartered in Lenoir City, Tennessee. First Central’s results of operations are included in consolidated financial results from the acquisition date. First Central was the parent company of First Central Bank, a community bank with 8 banking offices serving east Tennessee in the Knoxville MSA and surrounding markets. United had long sought to enter the east Tennessee market with its attractive demographics and its close proximity to United’s existing markets. The aggregate purchase price was approximately $29.6 million, including approximately $9 million of cash and 1,231,740 shares of United’s common stock valued at approximately $20.6 million. The value of the common shares issued of $16.73 per share was determined based on the average closing market price of United’s common shares over the period beginning two days before and ending two days after the terms of the acquisition were agreed to and announced.

Core deposit intangibles related to the acquisitions are being amortized over a period of 10 years. Goodwill resulting from the acquisitions of Fairbanco, Eagle and Liberty, in 2004, First Central and First Georgia, in 2003 will not be amortized nor deductible for tax purposes. Goodwill resulting from the North Carolina branch acquisitions will not be amortized but will be deductible for tax purposes.

At December 31, 2005, accrued merger costs of $1.3 million remained unpaid relating to acquisitions closed in 2004 and 2003. The severance and related costs include change in control payments that had been deferred. Professional fees include legal fees related to the two business combinations completed during the fourth quarter of 2004. Contract termination costs include amounts claimed by service providers as a result of early termination of service contracts related to the acquisitions completed during 2004 and 2003. At December 31, 2005, $816,000 in contract termination costs remained unpaid primarily relating to one contract termination charge that is in dispute. The purchase adjustments recorded in 2005 resulted in a reduction of goodwill.

A reconciliation of the accrued merger costs is presented below (in thousands):

			Amounts
	Beginning	Purchase	Charged to	Amounts	End ing
	Balance	Adjustments	Earnings	Paid	Balance
2005
Severance and related costs	$764	$—	$—	$(428)	$336
Professional fees	754	(29)	—	(644)	81
Contract termination costs	3,854	(594)	—	(2,444)	816
Other merger-related expenses	247	78	—	(240)	85

Totals	$5,619	$(545)	$—	$(3,756)	$1,318

2004
Severance and related costs	$85	$1,359	$203	$(883)	$764
Professional fees	140	1,197	407	(990)	754
Contract termination costs	900	4,340	119	(1,505)	3,854
Other merger-related expenses	127	136	141	(157)	247

Totals	$1,252	$7,032	$870	$(3,535)	$5,619

2003
Severance and related costs	$—	$1,107	$135	$(1,157)	$85
Professional fees	—	192	885	(937)	140
Contract termination costs	—	1,039	566	(705)	900
Other merger-related expenses	173	16	502	(564)	127

Totals	$173	$2,354	$2,088	$(3,363)	$1,252

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, continued
(3)	Mergers and Acquisitions, continued
The financial information below presents the proforma earnings of United assuming that the results of operations of First Central, First Georgia, Fairbanco, Eagle and Liberty were included in consolidated earnings for the full years of 2004 and 2003.

	2004	2003
Total Revenue	$206,221	$181,755
Net Income	42,455	33,138

Diluted earnings per common share	1.09	0.86
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
United paid approximately $123 million, $73 million and $70 million in interest on deposits and other borrowings during 2005, 2004 and 2003, respectively. In connection with United’s 2004 acquisitions of Liberty, Eagle and Fairbanco, assets having a fair value of approximately $500 million were acquired and liabilities totaling approximately $437 million were assumed. In connection with United’s 2003 acquisitions of First Central, First Georgia and three branches in western North Carolina, assets having a fair value of approximately $520 million were acquired, and liabilities totaling approximately $500 million were assumed.
During 2005, 2004 and 2003, loans having a carrying value of $9.5 million, $7.3 million and $8.2 million, respectively, were transferred to other real estate.
(5)	Securities Available for Sale
The cost basis, unrealized gains and losses, and fair value of securities available for sale at December 31, 2005 and 2004 are listed below (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
As of December 31, 2005

U.S. Treasuries	$2,000	$—	$—	$2,000
U.S. Government agencies	315,437	91	3,492	312,036
State and political subdivisions	52,102	1,159	179	53,082
Mortgage-backed securities	627,462	487	11,871	616,078
Other	8,364	—	873	7,491

Total	$1,005,365	$1,737	$16,415	$990,687

As of December 31, 2004

U.S. Treasuries	$4,600	$—	$24	$4,576
U.S. Government agencies	278,274	1,287	296	279,265
State and political subdivisions	54,402	2,271	20	56,653
Mortgage-backed securities	534,927	3,687	1,819	536,795
Other	2,513	176	—	2,689

Total	$874,716	$7,421	$2,159	$879,978

At December 31, 2005 and 2004, securities with a carrying value of $947 million and $821 million, respectively, were pledged to secure public deposits and FHLB advances.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, continued
(5)	Securities Available for Sale, continued
The amortized cost and fair value of the investment securities at December 31, 2005, by contractual maturity, is presented in the following table (in thousands). Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
U.S. Treasuries:
Within 1 year	$2,000	$2,000

U.S. Government agencies:
Within 1 year	10,597	10,598
1 to 5 years	131,681	130,086
5 to 10 years	137,287	135,987
More than 10 years	35,872	35,365

	315,437	312,036

State and political subdivisions:
Within 1 year	4,435	4,448
1 to 5 years	24,281	24,613
5 to 10 years	17,114	17,681
More than 10 years	6,272	6,340

	52,102	53,082

Other:
1 to 5 years	7,817	6,944
More than 10 years	547	547

	8,364	7,491

Total securities other than mortgage-backed securities:
Within 1 year	17,032	17,046
1 to 5 years	163,779	161,643
5 to 10 years	154,401	153,668
More than 10 years	42,691	42,252

Mortgage-backed securities	627,462	616,078

	$1,005,365	$990,687

The following summarizes securities in an unrealized loss position as of December 31, 2005 and 2004 (in thousands):

	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
As of December 31, 2005

U.S. Government agencies	$205,800	$2,522	$51,817	$970	$257,617	$3,492
State and political subdivisions	7,285	140	738	39	8,023	179
Mortgage-backed securities	433,108	7,946	129,638	3,925	562,746	11,871
Other	5,105	873	—	—	5,105	873

Total unrealized loss position	$651,298	$11,481	$182,193	$4,934	$833,491	$16,415

As of December 31, 2004

U.S. Treasuries	$4,576	$24	$—	$—	$4,576	$24
U.S. Government agencies	78,229	264	1,692	32	79,921	296
State and political subdivisions	644	3	396	17	1,040	20
Mortgage-backed securities	207,999	1,445	16,826	374	224,825	1,819

Total unrealized loss position	$291,448	$1,736	$18,914	$423	$310,362	$2,159

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, continued
(5)	Securities Available for Sale, continued
During 2005 and 2004, United recognized losses of $500,000 and $450,000, respectively, on FHLMC preferred securities which are included in other investments. These losses were considered to be “other-than-temporary impairment”. Management believes that there are no remaining unrealized losses as of December 31, 2005 that represent an other-than-temporary impairment. Unrealized losses at December 31, 2005 are primarily attributable to changes in interest rates and United has both the intent and ability to hold the securities for a time necessary to recover the amortized cost. The unrealized losses reported for mortgage-backed securities relate primarily to securities issued by FNMA, FHLMC and private institutions.
The following summarizes securities sales activities for the years ended December 31, 2005, 2004 and 2003 (in thousands):

	2005	2004	2003
Proceeds from sales	$19,392	$77,439	$50,493

Gross gains on sales	$—	$980	$783
Gross losses on sales	809	552	286

Net (losses) gains on sales of securities	$(809)	$428	$497

Income tax (benefit) expense attributable to sales	$(315)	$166	$174

(6)	Loans and Allowance for Loan Losses
Major classifications of loans at December 31, 2005 and 2004, are summarized as follows (in thousands):

	2005	2004
Commercial (commercial and industrial)	$236,882	$211,850
Commercial (secured by real estate)	1,055,191	966,558

Commercial	1,292,073	1,178,408
Construction	1,738,990	1,304,526
Residential mortgage	1,205,685	1,101,653
Installment	161,538	150,318

Total loans	4,398,286	3,734,905

Less — allowance for loan losses	53,595	47,196

Loans, net	$4,344,691	$3,687,709

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
United had $4,016,000 and $2,703,000 of loans classified as impaired at December 31, 2005 and 2004, respectively, for which specific reserves of $1,004,000 and $676,000, respectively had been allocated. United’s policy is to recognize interest revenue on a cash basis for loans classified as impaired.
Changes in the allowance for loan losses are summarized as follows (in thousands):

	2005	2004	2003
Balance at beginning of year	$47,196	$38,655	$30,914
Provision for loan losses	12,100	7,600	6,300
Charge-offs	(7,214)	(5,488)	(5,269)
Recoveries	1,513	1,871	1,172
Allowance acquired through acquisitions	—	4,558	5,538

Balance at end of year	$53,595	$47,196	$38,655

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, continued
(6)	Loans and Allowance for Loan Losses, continued
In the ordinary course of business, the Banks grant loans to executive officers, certain key employees, and Directors of the holding company and the Banks, including their immediate families and companies with which they are associated. Management believes that such loans are made substantially on the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other customers. The following is a summary of such loans outstanding and the activity in these loans for the year ended December 31, 2005 (in thousands):

Balances at December 31, 2004	$21,622
New loans	42,071
Repayments	(12,302)
Renewals	(10,421)
Adjustment for changes in executive officers and directors	(310)

Balances at December 31, 2005	$40,660

At December 31, 2005, loans with a carrying value of $986 million were pledged as collateral to secure FHLB advances.
(7)	Premises and Equipment
Premises and equipment at December 31, 2005 and 2004, (in thousands):

	2005	2004
Land and land improvements	$37,882	$31,575
Buildings and improvements	63,799	62,380
Furniture and equipment	54,146	49,532
Construction in progress	6,141	2,352

	161,968	145,839

Less — accumulated depreciation	49,081	42,160

Premises and equipment, net	$112,887	$103,679

Depreciation expense was approximately $8.9 million, $8.2 million and $7.2 million for 2005, 2004 and 2003, respectively.
(8)	Goodwill and Other Intangible Assets
A summary of changes in goodwill for the years ended December 31, 2005 and 2004, (in thousands):

	2005	2004
Beginning balance	$104,546	$59,103
Goodwill acquired	—	44,858
Purchase adjustments	(545)	585

Ending balance	$104,001	$104,546

United has finite-lived intangible assets capitalized on its balance sheet in the form of core deposit intangibles. These intangible assets are amortized over their estimated useful lives of no more than 15 years.
A summary of core deposit intangible assets as of December 31, 2005 and 2004, (in thousands):

	2005	2004
Gross carrying amount	$21,812	$21,812
Less — accumulated amortization	7,162	5,151

Net carrying amount	$14,650	$16,661

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, continued
(8)	Goodwill and Other Intangible Assets, continued
Amortization expense on finite-lived intangible assets was $2,012,000 in 2005, $1,674,000 for 2004 and $1,065,000 for 2003. Amortization expense for each of the years 2006 through 2010 is estimated to be approximately $2.0 million.
(9)	Deposits
The aggregate amount of time deposit accounts with a minimum denomination of $100,000 was approximately $895 million and $567 million at December 31, 2005 and 2004, respectively.
At December 31, 2005, the contractual maturities of time deposits are summarized as follows (in thousands):

Maturing In:
2006	$1,780,914
2007	431,996
2008	127,826
2009	48,500
2010	44,974
thereafter	465

$2,434,675

At December 31, 2005, United held $321 million in certificates of deposit obtained through the efforts of third party brokers. At December 31, 2004, the Banks had $373 million of such certificates of deposit. The daily average balance of these brokered deposits totaled $319 million in 2005. The weighted average rates paid during 2005 and 2004 were 2.99% and 2.28%, respectively, and the weighted average rate as of December 31, 2005 was 3.34%. These deposits have maturity dates ranging from 1 week to 5 years.
At December 31, 2005 and 2004, $2,078,000 and $1,505,000 in overdrawn deposit accounts were reclassified as loans. No specific allowance for loan losses was deemed necessary for these accounts at December 31, 2005 and 2004.
(10)	Federal Home Loan Bank Advances
At December 31, 2005, the Banks had advances totaling $636 million from the FHLB of which $177 million are fixed rate advances and the remaining $459 million are variable. At December 31, 2004, the Banks had advances totaling $738 million. Monthly interest payments and principal payments are due at various maturity dates and interest rates ranging from 2.72% to 6.59% at December 31, 2005. At December 31, 2005, the weighted average interest rate on FHLB advances was 4.42%. The FHLB advances are collateralized by commercial (secured by real estate) and residential mortgage loans, investment securities and FHLB stock.
At December 31, 2005, the maturities and current rates of outstanding advances were as follows (in thousands):

	Amount
Maturing In:	Maturing	Current Rate Range
2006	$209,616	2.72% - 5.18%
2007	80,000	3.09% - 4.48%
2008	196,000	3.47% - 5.87%
2009	78,000	3.26% - 5.35%
2010	13,000	4.67% - 6.59%
thereafter	59,000	2.85% - 5.53%

	$635,616

Timing of principal payments may differ from the maturity schedule shown above as some advances include call options that allow the FHLB to require repayment prior to the maturity date.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, continued
(11)	Short-term borrowings
United uses a number of sources of short-term borrowings to meet its liquidity needs including federal funds purchased, repurchase agreements, commercial paper and holding company lines of credit. The table below shows the amounts of short-term borrowings outstanding by type at December 31, 2005 and 2004 (in thousands).

	2005	2004
Federal funds purchased	$121,581	$130,921
Commercial paper	1,300	2,010

Total short-term borrowings	$122,881	$132,931

Lines of Credit
United maintains a line of credit agreement with a financial institution to borrow up to $40 million with an interest rate indexed to the prime rate. The agreement is renewable each year. United has pledged the stock of its North Carolina and Tennessee bank subsidiaries as collateral securing any amounts outstanding on the line of credit. There were no borrowings outstanding under this agreement as of December 31, 2005 or December 31, 2004.
United maintains a joint credit agreement with two financial institutions to borrow up to $45 million with interest indexed to LIBOR, adjusted monthly. The agreement is renewable annually, and United has pledged the common stock of its Georgia bank subsidiary as collateral securing any amounts outstanding on the line of credit. There were no borrowings outstanding under this agreement as of December 31, 2005 or December 31, 2004.
(12)	Long-term debt
Long-term debt at December 31, 2005 and 2004 consisted of the following (in thousands):

				Stated	Earliest
			Issue	Maturity	Call
	2005	2004	Date	Date	Date	Interest Rate
2002 subordinated debentures	$31,500	$31,500	2002	2012	2012	6.750%
2003 subordinated debentures	35,000	35,000	2003	2015	2010	6.250
Convertible subordinated debentures	3,100	3,100	1996	2006	1996	Prime + .25

Total subordinated debentures	69,600	69,600

United Community Statutory Trust I	5,155	5,155	2000	2030	2010	10.600
United Community Capital Trust II	10,309	10,309	2000	2030	2010	11.295
United Community Capital Trust	21,650	21,650	1998	2028	2008	8.125
Fairbanco Capital Trust I	5,155	5,155	2002	2032	2007	LIBOR + 3.65

Total trust preferred securities	42,269	42,269

Total long-term debt	$111,869	$111,869

Interest is paid semiannually for all subordinated debentures and trust preferred securities except the convertible subordinated debentures and Fairbanco Capital Trust I for which interest is paid quarterly.
Subordinated Debentures
Subordinated debentures qualify as Tier II capital under risk based capital guidelines. The 2003 subordinated debentures are callable at par on September 30, 2010 and September 30 of each year thereafter. If not called, the interest rate increases to 7.50% and remains at that rate until maturity or until it is called.
The convertible subordinated debentures are exercisable at any time, and may be converted into             shares of common stock of United at the price of $8.33 per share, subject to adjustment for splits and stock dividends. At both December 31, 2005 and 2004, certain Directors and executive officers of United held convertible debentures totaling $1,925,000.
Trust Preferred Securities
Trust preferred securities qualify as Tier I capital under risk based capital guidelines subject to certain limitations. The trust preferred securities are mandatorily redeemable upon maturity, or upon earlier redemption at a premium as provided in the indentures.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, continued
(13)	Earnings Per Share
United is required to report on the face of the statement of income, earnings per common share with and without the dilutive effects of potential common stock issuances from instruments such as options, convertible securities and warrants. Basic earnings per common share is based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per common share. During 2005, 2004 and 2003, United paid dividends to Series A preferred stockholders totaling $23,000, $9,000 and $66,000, respectively.
The following table sets forth the computation of basic and diluted earnings per common share for the years ended December 31, 2005, 2004 and 2002 (in thousands, except per share data):

	2005	2004	2003
Net income available to common stockholders	$56,719	$46,582	$38,052
Effects of convertible debentures	130	91	95

Diluted net earnings	$56,849	$46,673	$38,147

Earnings per common share:
Basic	$1.47	$1.29	$1.11
Diluted	1.43	1.25	1.08
Weighted average common shares:
Basic	38,477	36,071	34,132
Effect of dilutive securities:
Stock options	872	830	715
Convertible debentures	372	372	405

Diluted	39,721	37,273	35,252

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, continued
(14)	Income Taxes
Income tax expense (benefit) for the years ended December 31, 2005, 2004 and 2003 is as follows (in thousands):

	2005	2004	2003
Current	$34,725	$25,945	$21,413
Deferred	(3,064)	(1,048)	(1,046)

Total income tax expense	$31,661	$24,897	$20,367

The differences between the provision for income taxes and the amount computed by applying the statutory federal income tax rate (of 35%) to income before income taxes are as follows (in thousands):

	2005	2004	2003
Pretax earnings at statutory rates	$30,941	$25,021	$20,470
Add (deduct):
State taxes, net of federal benefit	2,027	1,591	917
Tax-exempt interest revenue	(848)	(868)	(1,149)
Nondeductible interest expense	95	67	95
Tax credits	(335)	(271)	(193)
Other	(219)	(643)	227

	$31,661	$24,897	$20,367

The following summarizes the sources and expected tax consequences of future taxable deductions (revenue) which comprise the net deferred tax asset at December 31, 2005 and 2004, which is included in other assets (in thousands):

	2005	2004
Deferred tax assets:
Allowances for loan losses	$20,483	$17,808
Accrued expenses	1,344	2,632
Deferred compensation	1,968	1,130
Net operating loss and credit carryforwards	177	437
Unrealized losses on securities available for sale	5,392	—
Unrealized losses on cash flow hedges	1,629	256
Other	42	12

Total deferred tax assets	31,035	22,275

Deferred tax liabilities:
Unrealized investment securities gains	—	1,999
Premises and equipment	4,002	5,452
Acquired intangible assets	3,915	3,534

Total deferred tax liabilities	7,917	10,985

Net deferred tax asset	$23,118	$11,290

During 2005, 2004 and 2003, United made income tax payments of approximately $22.7 million, $26.5 million and $20.5 million, respectively.
At December 31, 2005, United had state tax loss carryforwards of approximately $2.9 million and federal tax loss carryforwards of approximately $184,000. The state tax loss carryforwards begin to expire in 2020 and the federal tax loss carry forwards begin to expire in 2024, if not previously utilized.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, continued
(15)	Employee Benefit Plans
United offers a defined contribution 401(k) and Profit Sharing Plan (“Plan”) that covers substantially all employees meeting certain minimum service requirements. The Plan allows employees to make pre-tax contributions to the Plan and United matches these employee contributions dollar-for-dollar up to 5% of eligible compensation, subject to Plan and regulatory limits. United also makes discretionary profit sharing contributions of up to 3.5% of eligible compensation based on earnings performance. Employees begin to receive matching contributions after completing one year of service and benefits vest after three years of service. United’s Plan is administered in accordance with applicable laws and regulations. Compensation expense related to the Plan totaled $4,234,000, $3,185,000 and $2,897,000 in 2005, 2004 and 2003, respectively. The Plan allows employees to choose to invest among a number of investment options, including United’s common stock. During 2005, the Plan purchased 24,857 shares directly from United at the average of the high and low stock price on the date of purchase. The Plan did not purchase any shares directly from United in 2004 and 2003.
United provides defined post-retirement benefits to certain executive officers and other key employees. Prior to January 1, 2004, those benefits were provided through an indexed retirement plan that provided split-dollar death benefits to the named beneficiaries of covered employees in addition to an annual post-retirement benefit. Effective January 1, 2004, United terminated the indexed retirement plan and split-dollar benefit and replaced it with a modified retirement plan that provides a defined post-retirement benefit to covered employees. The insurance policies that provided the split-dollar benefits is classified as Bank Owned Life Insurance. At December 31, 2005 and 2004, the cash surrender value of the insurance policies was approximately $21.5 million and $20.8 million, respectively, and is included in other assets in the consolidated balance sheet. Expenses incurred for these post-retirement benefits were approximately $1,044,000, $675,000 and $624,000 for 2005, 2004 and 2003, respectively.
On October 21, 2004, United entered into a deferred compensation plan for its executive officers and certain other key employees and members of the holding company’s Board of Directors. The deferred compensation plan provides for the pre-tax deferral of compensation, fees and other specified benefits. The deferred compensation plan permits each participant to elect to defer a portion of his or her base salary or bonus and permits each director participant to elect to defer all or a portion of his or her director’s fees. Further, the deferred compensation plan allows for additional contributions by an employee, with matching contributions by United, for amounts that exceed the allowable amounts under the tax-qualified 401(k) plan. During 2005 and 2004, United recognized $151,000 and $117,000, respectively, in matching contributions for this provision of the deferred compensation plan. The Board of Directors may elect to make a discretionary contribution to any or all participants.
(16)	Regulatory Matters
Capital Requirements
United and the Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, action by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, United and the Banks must meet specific capital guidelines that involve quantitative measures of the Banks’ assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
Quantitative measures (as defined) established by regulation to ensure capital adequacy require United and the Banks to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets.
As of December 31, 2005 and 2004, the Banks were categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must exceed the well capitalized guideline ratios, as set forth in the table, and meet certain other requirements. Management believes that the Banks exceed all well capitalized requirements, and there have been no conditions or events since year-end that would change the status of well capitalized. The regulatory designation of “well capitalized” under prompt corrective action regulations is not applicable to United (a bank holding company). However, Regulation Y defines “well capitalized” for a bank holding company for the purpose of determining eligibility for a streamlined review process for acquisition proposals. For such purposes, “well capitalized” requires United to maintain a minimum Tier I risk-based capital ratio of 6% and a minimum Total risk-based capital ratio of 10%.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, continued
(16)	Regulatory Matters, continued
Minimum amounts required for capital adequacy purposes and to be well capitalized under prompt corrective action provisions are presented below for United and its significant subsidiaries (dollars in thousands).

	Regulatory		United				North
	Guidelines		(consolidated)		Georgia		Carolina
		Well
	Minimum	Capitalized	2005	2004	2005	2004	2005	2004
Risk-based ratios:
Tier I capital	4.0%	6.0%	8.9%	8.3%	8.3%	9.2%	9.5%	8.6
Total capital	8.0	10.0	11.5	11.3	11.2	11.0	11.9	11.1
Leverage ratio	3.0	5.0	7.3	6.9	6.9	7.5	6.5	6.3

Tier I capital			$410,487	$319,852	$306,833	$264,115	$65,976	$57,735
Total capital			533,682	436,648	414,469	314,073	82,601	73,953
Cash, Dividend, Loan and Other Restrictions
At December 31, 2005 and 2004, the Banks were required by the Federal Reserve Bank to maintain reserve cash balances of $53 million and $37 million, respectively. Federal and state banking regulations place certain restrictions on dividends paid by the Banks to United. At December 31, 2005, the Banks had approximately $40 million of retained earnings available for distribution to United in the form of dividends without requesting regulatory approval.
The Federal Reserve Act requires that extensions of credit by the Banks to certain affiliates, including United, be secured by specific collateral, that the extension of credit to any one affiliate be limited to 10% of capital and surplus (as defined), and that extensions of credit to all such affiliates be limited to 20% of capital and surplus.
(17)	Commitments and Contingencies
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
The following table summarizes, as of December 31, 2005 and 2004, the contract amount of off-balance sheet instruments (in thousands):

	2005	2004
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$928,420	$667,524
Commercial letters of credit	25,008	14,665
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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, continued
(17)	Commitments and Contingencies, continued
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
(18)	Preferred Stock
United may issue preferred stock in one or more series, up to a maximum of 10,000,000 shares. Each series shall include the number of shares issued, preferences, special rights and limitations as determined by the Board of Directors. At December 31, 2005 and 2004, there were 32,200 and 44,800, respectively, preferred shares issued and outstanding, which were issued as Series A non-cumulative preferred stock. The dividend rate of the preferred stock is 6% per annum, provided a dividend has been declared for the common shares. The holders of the preferred stock maintain a liquidation preference to the common stockholder. The preferred stock has no voting rights and United may redeem the preferred stock for an amount equal to the stated value plus the accrued dividend.
(19)	Stockholders’ Equity
United’s Board of Directors has authorized the repurchase of United’s outstanding common stock for general corporate purposes. At December 31, 2005, 1,000,000 shares may be repurchased under the current authorization through December 31, 2007.
In 2005, United issued 1,552,500 shares of common stock in a public offering. The new shares were issued at a price of $27.75 per share. The total net proceeds from the offering were $40.5 million, net of $2.6 million in issuance costs, and will be used to support growth opportunities and for general corporate purposes. Also in 2005, United formed a Dividend Reinvestment and Stock Purchase Plan that allows participants who already own United’s common stock to purchase additional shares directly from the company. The Plan also allows participants to automatically reinvest their quarterly dividends in additional shares of common stock without a commission. During 2005, 15,852 shares were issued to the Dividend Reinvestment and Stock Purchase Plan.
In 2005, United began offering its common stock as an investment option in its deferred compensation plan. The common stock component is accounted for as an equity instrument and is reflected in the consolidated balance sheet as common stock issuable. The deferred compensation plan does not allow for diversification once an election is made to invest in company stock and settlement must be accomplished in shares at the time the deferral period is completed. At December 31, 2005, United had 9,948 shares of its common stock that were issuable under the deferred compensation plan.
In 2000, the shareholders approved the 2000 Key Employee Stock Option Plan (“2000 Plan”). Under the original terms of the 2000 Plan, awards of 1,470,000 options, restricted stock awards, stock awards, performance share awards or stock appreciation rights could be granted for shares of United’s common stock. Options granted under the 2000 Plan can have an exercise price no less than the fair market value at the date of grant. Effective April 28, 2004, the plan was amended to increase the number of awards available for grant as of December 31, 2003 to 1,650,000. The number of awards available for grant is adjusted proportionately with the change in the number of shares outstanding. The general terms of the 2000 plan include a vesting period (usually four years) with an exercisable period not to exceed ten years. As of December 31, 2005, approximately 1,159,000 awards could be granted under the 2000 Plan.
Certain acquired companies have had stock option plans for their key employees that had provisions similar to United’s plan. Options under acquired plans were converted at the exchange ratio effective for common shares. Options outstanding under the plans are reflected in the following table as being assumed through acquisition. No options are available for grant under any of the acquired plans.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, continued
(19) Stockholders’ Equity, continued
     Options outstanding and activity for the years ended December 31, 2005, 2004 and 2003 consisted of the following:

	2005		2004		2003
		Weighted Avg.		Weighted Avg.		Weighted Avg.
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Beginning of year	2,118,666	$14.28	1,933,106	$12.56	2,273,108	$10.46
Granted	442,950	22.76	323,104	24.12	500,250	16.53
Assumed — through acquisitions	—	—	91,841	6.97	99,278	19.20
Exercised	(306,888)	10.81	(199,035)	9.47	(707,846)	8.81
Cancelled	(34,388)	20.51	(30,350)	18.87	(231,684)	14.86

End of year	2,220,340	$16.36	2,118,666	$14.28	1,933,106	$12.56

The following is a summary of stock options outstanding at December 31, 2005:

Options Outstanding				Options Exercisable
		Weighted	Average		Weighted
Shares	Range	Average Price	Remaining Life	Shares	Average Price
260,415	$1.00 - 10.00	$7.54	2.8 years	260,415	$7.54
222,310	10.01 - 12.50	11.70	5.3 years	219,850	11.69
555,435	12.51 - 15.00	12.96	5.2 years	488,145	12.96
415,880	15.01 - 17.50	16.42	7.3 years	204,976	16.42
312,050	17.51 - 22.50	21.96	9.1 years	23,250	18.82
454,250	22.51 - 30.00	23.93	8.7 years	72,286	24.17

2,220,340	$1.00 - 30.00	$16.36	6.6 years	1,268,922	$12.93

In 2005 and 2004, respectively, United awarded 55,024 and 20,300 restricted stock awards to employees under the 2000 Plan. In general, restrictions on shares granted to employees expire within the vesting period of the award which ranges from 8 to 60 months. The weighted-average grant-date fair value of restricted share awards granted in 2005 and 2004 was $22.82 and $24.66, respectively. At December 31, 2005, 70,512 restricted shares remain unvested. Compensation expense of $595,000 and $68,000, respectively, was recorded in 2005 and 2004 related to restricted share awards.
The table below shows the components of accumulated other comprehensive income at December 31, 2005 and 2004 (in thousands):

	2005	2004
Unrealized (losses) gains on securities available for sale, net of tax	$(9,286)	$3,263
Unrealized losses on derivative financial instruments qualifying as cash flow hedges , net of tax	(2,559)	(403)

Accumulated other comprehensive (loss) income	$(11,845)	$2,860

(20)	Fair Value of Financial Instruments
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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES Notes to
Consolidated Financial Statements, continued
(20) Fair Value of Financial Instruments, continued
The short maturity of United’s assets and liabilities results in having a significant number of financial instruments whose fair value equals or closely approximates carrying value. Such financial instruments are reported in the following balance sheet captions: cash and cash equivalents, mortgage loans held for sale, federal funds purchased and repurchase agreements. Fair value of securities available for sale equals the balance sheet value. As of December 31, 2005 and 2004, the fair value of interest rate contracts used for balance sheet management was a payable of approximately $4.2 million and $659,000, respectively.
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
The carrying amount and fair values for other financial instruments included in United’s balance sheet at December 31, 2005 and 2004 are as follows (in thousands):

	2005		2004
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Assets:
Loans, net	$4,344,691	$4,342,651	$3,687,709	$3,698,806
Liabilities:
Deposits	4,477,600	4,463,517	3,680,516	3,696,071
Federal Home Loan Bank advances	635,616	636,390	737,947	753,699
Long-term debt	111,869	126,918	111,869	124,304

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, continued
(21) Condensed Financial Statements of United Community Banks, Inc. (Parent Only), continued
Statement of Income
For the Years Ended December 31, 2005, 2004 and 2003
(in thousands)

	2005	2004	2003
Dividends from subsidiaries	$26,500	$18,000	$18,000
Other	5,861	4,284	8,424

Total income	32,361	22,284	26,424

Interest	8,795	8,344	6,717
Other	6,461	6,782	7,684

Total expenses	15,256	15,126	14,401
Income tax benefit	3,365	3,770	2,188

Income before equity in undistributed income of subsidiaries	20,470	10,928	14,211

Equity in undistributed income of subsidiaries	36,272	35,663	23,907

Net income	$56,742	$46,591	$38,118

Balance Sheet
As of December 31, 2005 and 2004
(in thousands)

	2005	2004
Assets

Cash	$4,805	$7,144
Investment in subsidiaries	499,353	474,283
Investment in subordinated notes issued by subsidiaries	73,000	23,000
Other assets	26,186	14,708

Total assets	$603,344	$519,135

Liabilities and Stockholders’ Equity

Subordinated debentures	$111,869	$111,869
Other borrowings	1,300	4,510
Other liabilities	17,489	5,668

Total liabilities	130,658	122,047
Stockholders’ equity	472,686	397,088

Total liabilities and stockholders’ equity	$603,344	$519,135

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES Notes to
Consolidated Financial Statements, continued
(21) Condensed Financial Statements of United Community Banks, Inc. (Parent Only), continued
Statement of Cash Flows
For the Years Ended December 31, 2005, 2004 and 2003
(in thousands)

	2005	2004	2003
Operating activities:
Net income	$56,742	$46,591	$38,118
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of the subsidiaries	(36,272)	(35,663)	(23,907)
Depreciation, amortization and accretion	1,313	792	882
Change in assets and liabilities, net of effects of purchase acquisitions:
Other assets	(12,151)	2,309	(6,832)
Other liabilities	12,330	(412)	(1,816)

Net cash provided by operating activities	21,962	13,617	6,445

Investing activities, net of effects of purchase acquisitions:
Purchases of premises and equipment	(48)	(45)	(33)
Investment in subsidiaries	(3,500)	(6,000)	(1,500)
Purchases of subordinated notes issued by subsidiaries	(50,000)	—	(23,000)
Net cash paid for acquisitions	—	(4,274)	(8,969)
Purchases of securities available for sale	—	(40)	(755)

Net cash used in investing activities	(53,548)	(10,359)	(34,257)

Financing activities, net of effects of purchase acquisitions:
Proceeds from issuance of subordinated debt	—	—	35,000
Net change in other borrowings	(3,210)	(44,986)	43,085
Proceeds from exercise of stock options	1,825	1,259	6,322
Proceeds from issuance of common stock	41,641	—	—
Retirement of preferred stock	(126)	(111)	(1,167)
Purchase of treasury stock	—	—	(6,237)
Cash dividends on common stock	(10,860)	(8,372)	(6,545)
Cash dividends on preferred stock	(23)	(9)	(66)

Net cash provided (used) by financing activities	29,247	(52,219)	70,392

Net change in cash	(2,339)	(48,961)	42,580

Cash at beginning of year	7,144	56,105	13,525

Cash at end of year	$4,805	$7,144	$56,105

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     During the past two years, United did not change accountants nor have any disagreements with its accountants on any matters of accounting principles or practices or financial statement disclosure.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     United’s management, including the Chief Executive Officer and Chief Financial Officer, supervised and participated in an evaluation of the company’s disclosure controls and procedures as of December 31, 2005.
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
Management’s Report on Internal Control Over Financial Reporting
     United’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Management’s assessment of the effectiveness of United’s internal control over financial reporting as of December 31, 2005 is included in Item 8 of this Report under the heading “Management’s Report on Internal Controls Over Financial Reporting”.
ITEM 9B. OTHER INFORMATION
     There were no items required to be reported on Form 8-K during the fourth quarter of 2005 that were not reported on Form 8-K.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF UNITED
     The information contained under the headings “Information Regarding Nominees and Other Directors”, “Code of Ethical Conduct” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement to be used in connection with the solicitation of proxies for United’s 2006 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference. Pursuant to instruction 3 to paragraph (b) of Item 401 of Regulation S-K, information relating to the executive officers of United is included in Item 1 of this Report.
ITEM 11. EXECUTIVE COMPENSATION
     The information contained under the heading “Executive Compensation” in the Proxy Statement to be used in connection with the solicitation of proxies for United’s 2006 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information contained under the heading “Principal and Management Shareholders” and “Equity Compensation Awards” in the Proxy Statement to be used in connection with the solicitation of proxies for United’s 2006 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference. For purposes of determining the aggregate market value of United’s voting stock held by nonaffiliates, shares held by all directors and executive officers of United have been excluded. The exclusion of such shares is not intended to, and shall not, constitute a determination as to which persons or entities may be “Affiliates” of United as defined by the Commission.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     The information contained under the heading “Certain Relationships and Related Transactions” in the Proxy Statement to be used in connection with the solicitation of proxies for United’s 2006 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
     The information contained under the heading “Independent Registered Public Accounting Firm” in the Proxy Statement to be used in connection with the solicitation of proxies for United’s 2006 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements.

The following consolidated financial statements are located in Item 8 of this Report:

Report of Independent Registered Public Accounting Firm on Management’s Assessment of Internal Controls
Report of Independent Registered Public Accounting Firm
Consolidated Statement of Income - Years ended December 31, 2005, 2004, and 2003
Consolidated Balance Sheet - December 31, 2005 and 2004
Consolidated Statement of Changes in Stockholders’ Equity - Years ended December 31, 2005, 2004, and 2003
Consolidated Statement of Cash Flows - Years ended December 31, 2005, 2004, and 2003
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules.
Schedules to the consolidated financial statements are omitted, as the required information is not applicable.
3.	Exhibits.
The following exhibits are required to be filed with this Report on Form 10-K by Item 601 of Regulation S-K:

Exhibit No.	Exhibit

3.1	Restated Articles of Incorporation of United Community Banks, Inc., (incorporated herein by reference to Exhibit 3.1 to United Community Banks, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, File No. 0-21656, filed with the Commission on August 14, 2001).

3.2	Amendment to the Restated Articles of Incorporation of United Community Banks, Inc. (incorporated herein by reference to Exhibit 3.3 to United Community Banks, Inc.’s Registration Statement on Form S-4, File No. 333-118893, filed with the Commission on September 9, 2004).

3.3	Amended and Restated Bylaws of United Community Banks, Inc., dated September 12, 1997 (incorporated herein by reference to Exhibit 3.1 to United Community Banks, Inc.’s Annual Report on Form 10-K, for the year ended December 31, 1997, File No. 0-21656, filed with the Commission on March 27, 1998).

4.1	See Exhibits 3.1, 3.2 and 3.3 for provisions of the Restated Articles of Incorporation, as amended, and Amended and Restated Bylaws, which define the rights of the Shareholders.

10.1	United Community Banks, Inc.’s 1995 Key Employee Stock Option Plan (incorporated herein by reference to Exhibit 10.3 to United Community Banks, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1994, File No. 0-21656).*

10.2	United Community Banks, Inc.’s Profit Sharing Plan, dated as of March 9, 2001 (incorporated herein by reference to Exhibit 4.3 to United Community Banks, Inc.’s Registration Statement on Form S-8, File No. 333-86876, filed with the Commission on April 24, 2002).*

10.3	Amendment No. 1 to United Community Banks, Inc.’s Profit Sharing Plan, dated as of March 15, 2002 (incorporated herein by reference to Exhibit 4.4 to United Community Banks, Inc.’s Registration Statement on Form S-8, File No. 333-86876, filed with the Commission on April 24, 2002).*

10.4	United Community Banks, Inc.’s 2000 Key Employee Stock Option Plan (incorporated herein by reference to Exhibit 4.3 to United Community Banks, Inc.’s Registration Statement on Form S-8, File No. 333-99849, filed with the Commission on September 19, 2002).*

Exhibit No.	Exhibit

10.5	Amendment to United Community Banks, Inc. 2000 Key Employee Stock Option Plan, dated March 5, 2004 (incorporated herein by reference to United Community Banks, Inc.’s Registration Statement on Form S-4, filed on September 9, 2004).*

10.6	Loan and Stock Pledge Agreement dated June 27, 2003, as amended and restated as of October 30, 2003, by and between United Community Banks, Inc. and The Bankers Bank (incorporated herein by reference to Exhibit 10.5 to United Community Banks, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 0-21656, filed with the Commission on March 8, 2004).

10.7	Split-Dollar Agreement between United and Jimmy C. Tallent dated June 1, 1994 (incorporated herein by reference to Exhibit 10.11 to United Community Banks, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1994, File No. 0-21656).*

10.8	Form of Change of Control Severance Agreement by and between United Community Banks, Inc. and Jimmy C. Tallent, Thomas C. Gilliland and Ray K. Williams (incorporated herein by reference to Exhibit 10.1 to United Community Banks, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, File No. 0-21656, filed with the Commission on August 14, 2001).*

10.9	Change of Control Severance Agreement by and between United Community Banks, Inc. and Guy W. Freeman.*

10.10	Change of Control Severance Agreement by and between United Community Banks, Inc. and Rex S. Schuette (incorporated herein by reference to Exhibit 10.11 to United Community Banks, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001, File No. 0-21656, filed with the Commission on March 15, 2002).*

10.11	Credit Agreement dated August 28, 2003, by and between United Community Banks, Inc., Marshall & Ilsley Bank and Compass Bank Bank (incorporated herein by reference to Exhibit 10.25 to United Community Banks, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 0-21656, filed with the Commission on March 8, 2004).

10.12	First Amendment to Credit Agreement date August 28, 2003, by and between United Community Banks, Inc., Marshall & Ilsley Bank and Compass Bank. (incorporated here in by reference to Exhibit 10.12 to United Community Banks, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. 0-21656, filed with the commission on March 1, 2005).

10.13	Second Amendment to Credit Agreement date August 28, 2003, by and between United Community Banks, Inc., Marshall & Ilsley Bank and Compass Bank. (incorporated herein by reference to Exhibit 10.13 to United Community Banks, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. 0-21656, filed with the commission on March 1, 2005).

Exhibit No.	Exhibit

10.14	United Community Bank Modified Retirement Plan, effective as of January 1, 2004 (incorporated herein by reference to Exhibit 10.1 to United Community Banks, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 0-21656, filed with the Commission on November 9, 2004).*

10.15	United Community Bank Deferred Compensation Plan, effective as of October 21, 2004 (incorporated herein by reference to Exhibit 10.2 to United Community Banks, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 0-21656, filed with the Commission on November 9, 2004).*

10.16	United Community Banks, Inc. Dividend Reinvestment and Share Purchase Plan (incorporated) herein by reference to Exhibit Y to United Community Banks, Inc.’s Registration Statement on Form S-3D, File No. 333-127477, filed with the Commission on August 12, 2005).

10.17	United Community Banks, Inc., Employee Stock Purchase Plan, effective as of December 20, 2005 (incorporated herein by reference to Exhibit 4 to United Community Banks, Inc.’s Registration Statement on Form S-8, File No. 333-130489, filed with the commission on December 20, 2005).

14	Code of Ethical Conduct (incorporated herein by reference to Exhibit 14 to United Community Banks, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 0-21656, filed with the Commission on March 8, 2004.).

21	Subsidiaries of United

23	Consent of Independent Registered Public Accounting Firm

24	Power of Attorney of certain officers and directors of United (included on Signature Page)

31.1	Certification by Jimmy C. Tallent, President and Chief Executive Officer of United Community Banks, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Rex S. Schuette, Executive Vice President and Chief Financial Officer of United Community Banks, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K pursuant to Item 15(c) of Form 10-K.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(a) of the Securities Exchange Act of 1934, United has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Blairsville, State of Georgia, on the 1st day of March 2006.

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
     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of United in the capacities set forth and on the 28th day of February, 2006.

/s/ Jimmy C. Tallent

Jimmy C. Tallent
President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Robert L. Head, Jr.

Robert L. Head, Jr.
Chairman of the Board

/s/ W. C. Nelson, Jr.

W. C. Nelson, Jr.
Vice Chairman of the Board

/s/ A. William Bennett

A. William Bennett
Director

/s/ Robert Blalock

Robert Blalock
Director

/s/ Guy W. Freeman

Guy W. Freeman
Director

/s/ Thomas C. Gilliland

Thomas C. Gilliland
Director

/s/ Charles E. Hill

Charles E. Hill
Director

/s/ Hoyt O. Holloway

Hoyt O. Holloway
Director

/s/ Clarence W. Mason, Sr.

Clarence W. Mason, Sr.
Director

/s/ Tim Wallis

Tim Wallis
Director

EXHIBIT INDEX

Exhibit No.	Description

10.9	Change of Control Severance Agreement by and between United Community Banks, Inc. and Guy W. Freeman.*

21	Subsidiaries of United

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification by Jimmy C. Tallent, President and Chief Executive Officer of United Community Banks, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Rex S. Schuette, Executive Vice President and Chief Financial Officer of United Community Banks, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002