Form 10-K/A
period 2005-12-31
UNITED COMMUNITY BANKS INC
filed 2006-03-06
CIK 857855

UNITED STATES
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

EXPLANATORY NOTE
United Community Banks, Inc. is filing this amendment on Form 10-K/A to its Form 10-K for the year ended December 31, 2005 to replace the table in Item 6. Selected Financial Data titled “Selected Financial Information For the Years Ended December 31.” The compound annual growth rate in the far right column of the original table had been calculated incorrectly.
United Community Banks, Inc. is filing an unofficial PDF copy of the entire Form 10-K, as amended, with this amendment.

ITEM 6. SELECTED FINANCIAL DATA
UNITED COMMUNITY BANKS, INC.
Selected Financial Information
For the Years Ended December 31,

(in thousands, except per share data;						5 Year
taxable equivalent)	2005	2004	2003	2002	2001	CAGR (4)
INCOME SUMMARY
Interest revenue	$338,818	$239,386	$209,338	$195,932	$210,036
Interest expense	127,426	74,794	70,600	76,357	100,874

Net interest revenue	211,392	164,592	138,738	119,575	109,162	17%
Provision for loan losses	12,100	7,600	6,300	6,900	6,000
Fee revenue	46,148	39,539	38,184	30,734	25,267	20

Total revenue	245,440	196,531	170,622	143,409	128,429	18
Operating expenses (1)	155,401	122,568	107,900	91,124	83,906	16

Income before taxes	90,039	73,963	62,722	52,285	44,523	21
Income taxes	33,297	26,807	23,247	19,505	16,208

Net operating income	56,742	47,156	39,475	32,780	28,315	21
Merger-related charges, net of tax	—	565	1,357	—	1,084

Net income	$56,742	$46,591	$38,118	$32,780	$27,231	31

OPERATING PERFORMANCE (1)
Earnings per common share:
Basic	$1.47	$1.31	$1.15	$1.02	$.89	16
Diluted	1.43	1.27	1.12	.99	.87	16
Return on tangible equity (2)(3)	18.99%	19.74%	19.24%	17.88%	18.19%
Return on assets	1.04	1.07	1.06	1.11	1.10
Efficiency ratio	60.15	60.05	60.89	60.66	62.52
Dividend payout ratio	19.05	18.32	17.39	16.34	14.98
GAAP PERFORMANCE
Per common share:
Basic earnings	$1.47	$1.29	$1.11	$1.02	$.86	26
Diluted earnings	1.43	1.25	1.08	.99	.84	25
Cash dividends declared (rounded)	.28	.24	.20	.17	.13	23
Book value	11.80	10.39	8.47	6.89	5.98	19
Tangible book value (3)	8.94	7.34	6.52	6.49	5.40	15
Key performance ratios:
Return on equity (2)	13.46%	14.39%	14.79%	16.54%	16.08%
Return on assets	1.04	1.05	1.02	1.11	1.05
Net interest margin	4.14	4.00	3.99	4.33	4.51
Dividend payout ratio	19.05	18.60	18.02	16.34	15.50
Equity to assets	7.63	7.45	7.21	7.01	6.81
Tangible equity to assets (3)	5.64	5.78	6.02	6.60	6.18
ASSET QUALITY
Allowance for loan losses	$53,595	$47,196	$38,655	$30,914	$27,124
Non-performing assets	12,995	8,725	7,589	8,019	9,670
Net charge-offs	5,701	3,617	4,097	3,111	4,578
Allowance for loan losses to loans	1.22%	1.26%	1.28%	1.30%	1.35%
Non-performing assets to total assets	.22	.17	.19	.25	.35
Net charge-offs to average loans	.14	.11	.15	.14	.25
AVERAGE BALANCES
Loans	$4,061,091	$3,322,916	$2,753,451	$2,239,875	$1,854,968	19
Investment securities	989,201	734,577	667,211	464,468	489,332	11
Earning assets	5,109,053	4,119,327	3,476,030	2,761,265	2,419,080	17
Total assets	5,472,200	4,416,835	3,721,284	2,959,295	2,585,290	17
Deposits	4,003,084	3,247,612	2,743,087	2,311,717	2,010,105	16
Stockholders’ equity	417,309	329,225	268,446	207,312	176,144	25
Common shares outstanding:
Basic	38,477	36,071	34,132	32,062	31,691
Diluted	39,721	37,273	35,252	33,241	32,624
AT PERIOD END
Loans	$4,398,286	$3,734,905	$3,015,997	$2,381,798	$2,007,990	20
Investment securities	990,687	879,978	659,891	559,390	470,176	14
Earning assets	5,470,718	4,738,389	3,796,332	3,029,409	2,554,530	18
Total assets	5,865,756	5,087,702	4,068,834	3,211,344	2,749,257	18
Deposits	4,477,600	3,680,516	2,857,449	2,385,239	2,116,499	18
Stockholders’ equity	472,686	397,088	299,373	221,579	194,665	24
Common shares outstanding	40,020	38,168	35,289	31,895	32,266

(1)	Excludes pre-tax merger-related and restructuring charges totaling $.9 million, or $.02 per diluted common share, recorded in 2004; $2.1 million, or $.04 per diluted common share, recorded in 2003; and $1.6 million, or $.03 per diluted common share, recorded in 2001.

(2)	Net income available to common stockholders, which excludes preferred stock dividends, divided by average realized common equity which excludes accumulated other comprehensive income (loss).

(3)	Excludes effect of acquisition related intangibles and associated amortization.

(4)	Compound annual growth rate.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(a) of the Securities Exchange Act of 1934, United has duly caused this Report on Form 10-K, as amended, to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Blairsville, State of Georgia, on the 6th of March, 2006.

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

*
/s/ Jimmy C. Tallent

Jimmy C. Tallent
President, Chief Executive Officer and Director
(Principal Executive Officer)

Robert L. Head, Jr.
Chairman of the Board

*

W. C. Nelson, Jr.
Vice Chairman of the Board

*

A. William Bennett
Director

*

Robert Blalock
Director

*

Guy W. Freeman
Director

4

*

Thomas C. Gilliland
Director

*

Charles E. Hill
Director

*

Hoyt O. Holloway
Director

*

Clarence W. Mason, Sr.
Director

*

Tim Wallis
Director

*By:	/s/ Jimmy C. Tallent

Jimmy C. Tallent
Attorney-in-fact

5

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification by Jimmy C. Tallent, President and Chief Executive Officer of United Community Banks, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Rex S. Schuette, Executive Vice President and Chief Financial Officer of United Community Banks, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

6