Form 10-Q
period 2006-03-31
UNITED COMMUNITY BANKS INC
filed 2006-05-08
CIK 857855

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2006
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
YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
YES ☐ NO ☑
Common stock, par value $1 per share: 40,119,288 shares
outstanding as of March 31, 2006

PART I — Financial Information
Item 1 — Financial Statements
UNITED COMMUNITY BANKS, INC.
Consolidated Statement of Income (unaudited)

	Three Months Ended
	March 31,
(in thousands, except per share data)	2006	2005

Interest revenue:
Loans, including fees	$90,365	$63,467
Investment securities:
Taxable	11,318	9,014
Tax exempt	514	525
Federal funds sold and deposits in banks	158	259

Total interest revenue	102,355	73,265

Interest expense:
Deposits:
Demand	7,187	3,527
Savings	228	168
Time	25,386	13,008

Total deposit interest expense	32,801	16,703
Federal funds purchased, repurchase agreements, & other short-term borrowings	1,476	885
Federal Home Loan Bank advances	6,629	5,657
Long-term debt	2,159	2,122

Total interest expense	43,065	25,367

Net interest revenue	59,290	47,898
Provision for loan losses	3,500	2,400

Net interest revenue after provision for loan losses	55,790	45,498

Fee revenue:
Service charges and fees	6,353	5,614
Mortgage loan and other related fees	1,513	1,483
Consulting fees	1,584	1,482
Brokerage fees	850	442
Securities losses, net	(3)	—
Other	1,461	1,179

Total fee revenue	11,758	10,200

Total revenue	67,548	55,698

Operating expenses:
Salaries and employee benefits	27,643	22,235
Communications and equipment	3,376	2,982
Occupancy	2,932	2,668
Advertising and public relations	1,888	1,363
Postage, printing and supplies	1,516	1,351
Professional fees	1,161	1,038
Amortization of intangibles	503	503
Other	3,203	2,639

Total operating expenses	42,222	34,779

Income before income taxes	25,326	20,919
Income taxes	9,287	7,478

Net income	$16,039	$13,441

Net income available to common stockholders	$16,034	$13,434

Earnings per common share:
Basic	$.40	$.35
Diluted	.39	.34
Weighted average common shares outstanding:
Basic	40,088	38,198
Diluted	41,190	39,388
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED COMMUNITY BANKS, INC.
Consolidated Balance Sheet

	March 31,	December 31,	March 31,
(in thousands, except share and per share data)	2006	2005	2005

	(unaudited)	(audited)	(unaudited)
ASSETS

Cash and due from banks	$150,378	$121,963	$98,502
Interest-bearing deposits in banks	12,259	20,607	21,677

Cash and cash equivalents	162,637	142,570	120,179

Securities available for sale	983,846	990,687	928,328
Mortgage loans held for sale	18,455	22,335	34,628
Loans, net of unearned income	4,584,155	4,398,286	3,877,575
Less allowance for loan losses	55,850	53,595	48,453

Loans, net	4,528,305	4,344,691	3,829,122

Premises and equipment, net	120,021	112,887	105,188
Accrued interest receivable	41,895	37,197	30,519
Goodwill and other intangible assets	118,149	118,651	120,119
Other assets	97,288	96,738	97,688

Total assets	$6,070,596	$5,865,756	$5,265,771

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand	$653,624	$602,525	$541,690
Interest-bearing demand	1,277,434	1,264,947	1,120,284
Savings	176,205	175,453	177,051
Time:
Less than $100,000	1,308,698	1,218,277	1,007,313
Greater than $100,000	1,029,464	895,466	618,028
Brokered	303,013	320,932	316,155

Total deposits	4,748,438	4,477,600	3,780,521

Federal funds purchased, repurchase agreements, and other short-term borrowings	167,369	122,881	154,633
Federal Home Loan Bank advances	510,602	635,616	785,382
Long-term debt	111,869	111,869	111,869
Accrued expenses and other liabilities	46,904	45,104	34,480

Total liabilities	5,585,182	5,393,070	4,866,885

Shareholders’ equity:
Preferred stock, $1 par value; $10 stated value; 10,000,000 shares authorized; 32,200, 32,200 and 44,800 shares issued and outstanding	322	322	448
Common stock, $1 par value; 100,000,000 shares authorized; 40,119,288, 40,019,853 and 38,407,874 shares issued	40,119	40,020	38,408
Common stock issuable; 16,549 and 9,948 shares as of March 31, 2006 and December 31, 2005, respectively	451	271	—
Capital surplus	195,382	193,355	154,535
Retained earnings	263,384	250,563	215,466
Treasury stock; 158,467 shares as of March 31, 2005, at cost	—	—	(3,074)
Accumulated other comprehensive loss	(14,244)	(11,845)	(6,897)

Total shareholders’ equity	485,414	472,686	398,886

Total liabilities and shareholders’ equity	$6,070,596	$5,865,756	$5,265,771

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED COMMUNITY BANKS, INC.
Consolidated Statement of Changes in Shareholders’ Equity (unaudited)
For the Three Months Ended March 31,

							Accumulated
			Common				Other
	Preferred	Common	Stock	Capital	Retained	Treasury	Comprehensive
(in thousands, except share and per share data)	Stock	Stock	Issuable	Surplus	Earnings	Stock	Income (Loss)	Total

Balance, December 31, 2004	$448	$38,408	$—	$155,076	$204,709	$(4,413)	$2,860	$397,088

Comprehensive income:
Net income					13,441			13,441
Other comprehensive loss:
Unrealized holding losses on available for sale securities, net of deferred tax benefit and reclassification adjustment							(7,003)	(7,003)
Unrealized losses on derivative financial instruments qualifying as cash flow hedges, net of deferred tax benefit							(2,754)	(2,754)

Comprehensive income					13,441		(9,757)	3,684
Cash dividends declared on common stock ($.07 per share)					(2,677)			(2,677)
Exercise of stock options (78,867 shares)				(522)		1,290		768
Amortization of restricted stock awards				31				31
Vesting of restricted stock awards (3,012 shares)				(50)		49		(1)
Dividends declared on preferred stock ($.15 per share)					(7)			(7)

Balance, March 31, 2005	$448	$38,408	$—	$154,535	$215,466	$(3,074)	$(6,897)	$398,886

Balance, December 31, 2005	$322	$40,020	$271	$193,355	$250,563	$—	$(11,845)	$472,686

Comprehensive income:
Net income					16,039			16,039
Other comprehensive loss:
Unrealized holding losses on available for sale securities, net of deferred tax benefit and reclassification adjustment							(2,257)	(2,257)
Unrealized losses on derivative financial instruments qualifying as cash flow hedges, net of deferred tax benefit							(142)	(142)

Comprehensive income					16,039		(2,399)	13,640
Cash dividends declared on common stock ($.08 per share)					(3,213)			(3,213)
Exercise of stock options (32,780 shares)		33		228				261
Common stock issued to Dividend Reinvestment Plan and employee benefit plans (45,298 shares)		45		1,187				1,232
Amortization of stock option and restricted stock awards				633				633
Vesting of restricted stock awards (21,357 shares)		21		(21)				—
Deferred compensation plan, net, including dividend equivalents			180					180
Dividends declared on preferred stock ($.15 per share)					(5)			(5)

Balance, March 31, 2006	$322	$40,119	$451	195,382	$263,384	$—	$(14,244)	$485,414

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED COMMUNITY BANKS, INC.
Consolidated Statement of Cash Flows (unaudited)

	Three Months Ended
	March 31,
(in thousands)	2006	2005

Operating activities:
Net income	$16,039	$13,441
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	4,066	4,586
Provision for loan losses	3,500	2,400
Stock based compensation	633	31
Loss on sale of securities available for sale	3	—
Gain on sale of other assets	(48)	(9)
Changes in assets and liabilities:
Other assets and accrued interest receivable	(3,309)	(8,066)
Accrued expenses and other liabilities	1,436	2,189
Mortgage loans held for sale	3,880	2,466

Net cash provided by operating activities	26,200	17,038

Investing activities:
Proceeds from sales of securities available for sale	7,649	1,307
Proceeds from maturities and calls of securities available for sale	24,265	72,413
Purchases of securities available for sale	(29,267)	(125,344)
Net increase in loans	(189,161)	(144,315)
Proceeds from sales of premises and equipment	218	107
Purchases of premises and equipment	(9,575)	(3,903)
Proceeds from sale of other real estate	735	359

Net cash used by investing activities	(195,136)	(199,376)

Financing activities:
Net change in deposits	270,838	100,005
Net change in federal funds purchased, repurchase agreements, and other short-term borrowings	44,488	21,702
Proceeds from FHLB advances	—	423,600
Repayments of FHLB advances	(125,000)	(376,100)
Proceeds from exercise of stock options	261	768
Proceeds from issuance of common stock for dividend reinvestment and employee benefit plans	1,232	—
Cash dividends on common stock	(2,811)	(2,291)
Cash dividends on preferred stock	(5)	(7)

Net cash provided by financing activities	189,003	167,677

Net change in cash and cash equivalents	20,067	(14,661)

Cash and cash equivalents at beginning of period	142,570	134,840

Cash and cash equivalents at end of period	$162,637	$120,179

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$37,652	$26,544
Income taxes	11,121	1,347
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

United Community Banks, Inc.
Notes to Consolidated Financial Statements
Note 1 — Accounting Policies
     The accounting and financial reporting policies of United Community Banks, Inc. (“United”) and its subsidiaries conform to accounting principles generally accepted in the United States of America and general banking industry practices. The accompanying interim consolidated financial statements have not been audited. All material intercompany balances and transactions have been eliminated. A more detailed description of United’s accounting policies is included in the 2005 annual report filed on Form 10-K.
     In management’s opinion, all accounting adjustments necessary to accurately reflect the financial position and results of operations on the accompanying financial statements have been made. These adjustments are normal and recurring accruals considered necessary for a fair and accurate presentation. The results for interim periods are not necessarily indicative of results for the full year or any other interim periods.
Note 2 — Stock-Based Compensation
     United has applied the modified prospective method with the adoption of Statement of Financial Accounting Standards (SFAS) 123(R), effective January 1, 2006. Consequently, the financial statements for prior interim periods and fiscal years do not reflect any adjustments. The following table shows pro forma net income available to common shareholders and basic and diluted earnings per share as if United had adopted the fair value method of recognizing option expense for all periods presented (dollars in thousands, except per share data).

	Three Months Ended
	March 31,
	2006	2005
Net income available to common shareholders:
As reported	$16,034	$13,434
Pro forma	16,034	13,095

Basic earnings per common share:
As reported	.40	.35
Pro forma	.40	.34

Diluted earnings per common share:
As reported	.39	.34
Pro forma	.39	.33
     United has an equity compensation plan that allows for grants of incentive stock options, nonqualified stock options, restricted stock awards (also referred to as “nonvested stock” awards), stock awards, performance share awards or stock appreciation rights. Options granted under the plan can have an exercise price no less than the fair market value of the underlying stock at the date of grant. The number of awards available for grant is adjusted up or down with the change in the number of shares outstanding in accordance with the terms of the plan. The general terms of the plan include a vesting period (usually four years) with an exercisable period not to exceed ten years. Certain option and restricted stock awards provide for accelerated vesting if there is a change in control (as defined in the plan). As of March 31, 2006, approximately 1,169,000 awards could be granted under the plan. Through March 31, 2006, only incentive stock options, nonqualified stock options and restricted stock awards had been granted under the plan. The following table shows option activity for the first quarter of 2006.

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average Exercise	Contractual	Intrinisic
Options	Shares	Price	Term	Value ($000)
Outstanding at December 31, 2005	2,220,340	$16.36
Granted	5,500	26.88
Exercised	(32,780)	7.97
Forfeited	(8,450)	22.08
Expired	(500)	28.66

Outstanding at March 31, 2006	2,184,110	$16.48	6.4	$25,487

Exercisable at March 31, 2006	1,309,580	$13.08	5.1	$19,738

     The weighted average fair value of options granted in the first quarter of 2006 and 2005 was $7.52 and $6.32, respectively. The fair value of each option granted was estimated on the date of grant using the Black-Scholes model. The key assumptions used to determine the fair value of options are presented in the table below.

	Three Months Ended
	March 31,
	2006	2005
Expected volatility	22%	20%
Expected dividend yield	1.1% to 1.2%	1.1% to 1.2%
Expected life (in years)	6.25	6.25
Risk-free rate	4.3% to 4.6%	4.0% to 4.4%
     United’s stock trading history began in March of 2002 when United listed on the Nasdaq National Market. For 2006 and 2005, expected volatility was determined using United’s historical monthly volatility over the period beginning in March of 2002 through the end of the last completed year. Compensation expense relating to options of $427,000, net of deferred tax benefit of $38,000, was included in earnings for 2006. In 2005, compensation expense relating to options of $339,000, net of deferred tax benefit of $34,000, was not included in earnings but has been included in the pro forma results in this note for comparative purposes. The amount of compensation expense for both periods was determined based on the fair value of the options at the time of grant, multiplied by the number of options granted that were expected to vest, which was then amortized, net of any applicable tax benefit, over the vesting period. The forfeiture rate for options is estimated to be approximately 3% per year. The total intrinsic value of options exercised during the quarter ended March 31, 2006 was $640,000.
     The table below presents the activity in restricted stock awards for the first quarter of 2006.

		Weighted-
		Average Grant-
Restricted Stock Awards	Shares	Date Fair Value
Outstanding at December 31, 2005	70,512	$23.22
Vested	(21,357)	22.92

Outstanding at March 31, 2006	49,155	$23.35

     For the three months ended March 31, 2006 and 2005, additional compensation expense of $168,000 and $31,000, respectively, was recognized related to restricted stock awards. The total intrinsic value of the restricted stock was $1.4 million at March 31, 2006.
     As of March 31, 2006, there was $4.2 million of unrecognized compensation cost related to nonvested stock options and restricted stock awards granted under the plan. That cost is expected to be recognized over a weighted-average period of 1.3 years. The aggregate grant date fair value of shares vested during the quarter ended March 31, 2006, was $765,000.
Note 3 — Common Stock Issued / Common Stock Issuable
     In August 2005 United established a Dividend Reinvestment and Share Purchase Plan (DRIP). Under the plan, shareholders of record can voluntarily reinvest all or a portion of their cash dividends into shares of United’s common stock, as well as purchase additional stock through the plan for cash. United’s 401(k) retirement plan began buying shares of United’s common stock directly from United. In addition, United started a new Employee Stock Purchase Program (ESPP) that was effective on January 1, 2006. Under this plan, eligible employees have the opportunity to purchase shares of common stock at a 5% discount, with no commission charges. For the three months ended March 31, 2006, United issued 45,298 shares and increased capital by $1.2 million through these programs.
     In the fourth quarter of 2004, United began offering its common stock as an investment option in its deferred compensation plan. The common stock component is accounted for as an equity instrument and is reflected in the consolidated financial statements as common stock issuable. At March 31, 2006, 16,549 shares are issuable under the deferred compensation plan.

Note 4 — Earnings Per Share
     The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31.
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2006	2005
Basic earnings per share:
Weighted average shares outstanding	40,088	38,198

Net income available to common shareholders	$16,034	$13,434

Basic earnings per share	$.40	$.35

Diluted earnings per share:
Weighted average shares outstanding	40,088	38,198
Net effect of the assumed exercise of stock options based on the treasury stock method using average market price for the period	730	818
Effect of conversion of subordinated debt	372	372

Total weighted average shares and common stock equivalents outstanding	41,190	39,388

Net income available to common shareholders	$16,034	$13,434
Income effect of conversion of subordinated debt, net of tax	38	28

Net income, adjusted for effect of conversion of subordinated debt, net of tax	$16,072	$13,462

Diluted earnings per share	$.39	$.34

Note 5 — Mergers and Acquisitions
     At March 31, 2006, accrued merger costs of $1.3 million remained unpaid relating to acquisitions closed in 2004 and 2003. The severance and related costs include change in control payments for which payment had been deferred. Professional fees include remaining legal fees related to the two business combinations completed during the fourth quarter of 2004. Contract termination costs include amounts claimed by service providers as a result of early termination of service contracts related to the acquisitions completed during 2004 and 2003. At March 31, 2006, $816,000 remained unpaid, which primarily related to one contract termination charge that is in dispute. A reconciliation of the activities in 2006 related to accrued merger costs is below (in thousands):
Activity with accrued merger cost
For the Three Months Ended March 31, 2006

			Amounts
	Beginning	Purchase	Charged to	Amounts	Ending
	Balance	Adjustments	Earnings	Paid	Balance
Severance and related costs	$336	$—	$—	$(17)	$319
Professional fees	81	—	—	(13)	68
Contract termination costs	816	—	—	—	816
Other merger-related expenses	85	—	—	(4)	81

Totals	$1,318	$—	$—	$(34)	$1,284

Note 6 — Reclassification
     Certain amounts for the comparative periods of 2005 have been reclassified to conform to the 2006 presentation.

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
Overview
     United is a bank holding company registered with the Federal Reserve under the Bank Holding Company Act of 1956 that was incorporated under the laws of the state of Georgia in 1987 and commenced operations in 1988. At March 31, 2006, United had total consolidated assets of $6.1 billion, total loans of $4.6 billion, total deposits of $4.7 billion and stockholders’ equity of $485 million.
     United’s activities are primarily conducted by its two wholly-owned Georgia and North Carolina banking subsidiaries (which are collectively referred to as the “Banks” in this discussion) and Brintech, Inc., a consulting firm providing professional services to the financial services industry. Effective April 1, 2006, United merged its Tennessee banking subsidiary into its Georgia banking subsidiary.
Critical Accounting Policies
     The accounting and reporting policies of United Community Banks and its subsidiaries are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The more critical accounting and reporting policies include United’s accounting for the allowance for loan losses. In particular, United’s accounting policies relating to the allowance for loan losses involve the use of estimates and require significant judgment to be made by management. Different assumptions in the application of these policies could result in material changes in United’s consolidated financial position or consolidated results of operations. See “Asset Quality and Risk Elements” herein for additional discussion of United’s accounting methodologies related to the allowance.

Table 1 — Financial Highlights
Selected Financial Information

						First
	2006	2005				Quarter
(in thousands, except per share	First	Fourth	Third	Second	First	2006-2005
data; taxable equivalent)	Quarter	Quarter	Quarter	Quarter	Quarter	Change
INCOME SUMMARY
Interest revenue	$102,797	$95,465	$89,003	$80,701	$73,649
Interest expense	43,065	38,576	34,033	29,450	25,367

Net interest revenue	59,732	56,889	54,970	51,251	48,282	24%
Provision for loan losses	3,500	3,500	3,400	2,800	2,400
Fee revenue	11,758	11,373	12,396	12,179	10,200	15

Total revenue	67,990	64,762	63,966	60,630	56,082	21
Operating expenses	42,222	40,520	41,294	38,808	34,779	21

Income before taxes	25,768	24,242	22,672	21,822	21,303	21
Income taxes	9,729	9,012	8,374	8,049	7,862

Net income	$16,039	$15,230	$14,298	$13,773	$13,441	19

PERFORMANCE MEASURES
Per common share:
Basic earnings	$.40	$.39	$.37	$.36	$.35	14
Diluted earnings	.39	.38	.36	.35	.34	15
Cash dividends declared	.08	.07	.07	.07	.07	14
Book value	12.09	11.80	11.04	10.86	10.42	16
Tangible book value (2)	9.25	8.94	8.05	7.85	7.40	25

Key performance ratios:
Return on tangible equity (1)(2)(3)	17.66%	18.20%	18.90%	19.21%	19.86%
Return on equity (1)(3)	13.25	13.30	13.42	13.46	13.68
Return on assets (3)	1.09	1.05	1.01	1.03	1.06
Net interest margin (3)	4.33	4.20	4.17	4.12	4.05
Efficiency ratio	59.06	58.80	61.16	61.18	59.47
Dividend payout ratio	20.00	17.95	18.92	19.44	20.00
Equity to assets	8.04	7.69	7.46	7.65	7.71
Tangible equity to assets (2)	6.24	5.82	5.53	5.62	5.58

ASSET QUALITY
Allowance for loan losses	$55,850	$53,595	$51,888	$49,873	$48,453
Non-performing assets	8,367	12,995	13,565	13,495	13,676
Net charge-offs	1,245	1,793	1,385	1,380	1,143
Allowance for loan losses to loans	1.22%	1.22%	1.22%	1.22%	1.25%
Non-performing assets to total assets	.14	.22	.24	.24	.26
Net charge-offs to average loans (3)	.11	.16	.13	.14	.12

AVERAGE BALANCES
Loans	$4,505,494	$4,328,613	$4,169,170	$3,942,077	$3,797,479	19
Investment securities	1,038,683	1,004,966	1,008,687	996,096	946,194	10
Earning assets	5,574,712	5,383,096	5,239,195	4,986,339	4,819,961	16
Total assets	5,960,801	5,769,632	5,608,158	5,338,398	5,164,464	15
Deposits	4,613,810	4,354,275	4,078,437	3,853,884	3,717,916	24
Stockholders’ equity	478,960	443,746	418,459	408,352	398,164	20
Common shares outstanding:
Basic	40,088	39,084	38,345	38,270	38,198
Diluted	41,190	40,379	39,670	39,436	39,388

AT PERIOD END
Loans	$4,584,155	$4,398,286	$4,254,051	$4,072,811	$3,877,575	18
Investment securities	983,846	990,687	945,922	990,500	928,328	6
Earning assets	5,633,381	5,470,718	5,302,532	5,161,067	4,907,743	15
Total assets	6,070,596	5,865,756	5,709,666	5,540,242	5,265,771	15
Deposits	4,748,438	4,477,600	4,196,369	3,959,226	3,780,521	26
Stockholders’ equity	485,414	472,686	424,000	415,994	398,886	22
Common shares outstanding	40,119	40,020	38,383	38,283	38,249

(1)	Net income available to common stockholders, which excludes preferred stock dividends, divided by average realized common equity, which excludes accumulated other comprehensive income (loss).

(2)	Excludes effect of acquisition related intangibles and associated amortization.

(3)	Annualized.

Results of Operations
     Net income was $16.0 million for the first quarter of 2006, an increase of $2.6 million, or 19%, from the same period in 2005. Diluted operating earnings per share were $.39 for the first quarter of 2006, compared with $.34 for the first quarter of 2005, an increase of 15%. Return on tangible equity for the first quarter was 17.66% for 2006, compared with 19.86% for 2005. Return on assets for the first quarter was 1.09% for 2006, compared with 1.06% for 2005.
Net Interest Revenue (Taxable Equivalent)
     Net interest revenue (the difference between the interest earned on assets and the interest paid on deposits and borrowed funds) is the single largest component of total revenue. United actively manages this revenue source to provide an optimal level of revenue while balancing interest rate, credit and liquidity risks. Net interest revenue for the three months ended March 31, 2006 was $59.7 million, up 24% over last year. The increase for the first quarter of 2006 was driven by strong loan growth and an 28 basis point widening of the net interest margin to 4.33%. Average loans increased $708 million, or 19%, from the first quarter of last year. This loan growth was due to the continued high loan demand across all markets and the generation of loans at de novo offices. The quarter-end loan balances increased $707 million compared with March 31, 2005. Of this increase, $486 million was in the north Georgia markets (which includes $283 million in Gainesville / Hall County related to the de novo expansion in May 2005 and opening four offices in the last 12 months), $45 million in western North Carolina, $127 million in the metro Atlanta market, $24 million in east Tennessee, and $25 million in the coastal Georgia markets.
     Average interest-earning assets for the first quarter of 2006 increased $754.8 million, or 16% over the same period in 2005. The increase reflects the strong organic loan growth, as well as an increase in the investment securities portfolio. The majority of the increase in interest-earning assets was funded by interest-bearing sources resulting in increases in average interest-bearing liabilities for the quarter of approximately $609 million as compared with the same period in 2005.
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
     For the three months ended March 31, 2006 and 2005, the net interest spread was 3.84% and 3.73%, respectively, while the net interest margin was 4.33% and 4.05%, respectively. Since June of 2004, the Federal Reserve has increased the federal funds rate fifteen times for a total of 375 basis points. This had a positive impact on net interest revenue and net interest margin due to United’s asset sensitive balance sheet. For the first quarter of 2006, the rise in the average rate on interest-earning assets exceeded the rise in the average rate on interest-bearing liabilities by 11 basis points compared with the first quarter of 2005, resulting in the higher net interest spread. This widening of the spread was primarily attributed to United’s ability to reprice deposits slower and less substantially than loans in response to the rise in short-term interest rates. Also contributing to the improvement in the net interest spread was a significant increase in deposits. United was able to remain competitive in deposit pricing but still gather deposits below wholesale borrowing rates. The shift from relatively higher-priced wholesale funding sources to lower cost deposits favorably impacted both the net interest spread and net interest margin.
     The increases in the prime and federal funds rates, which effect variable rate assets and liabilities, along with the loan growth mentioned above were the two primary reasons for the increases in the net interest margin and net interest revenue. Most of the loan growth added over the last year was prime-based, adjusted daily. At March 31, 2006, United had approximately $2.6 billion in loans indexed to the daily Prime Rate published in the Wall Street Journal compared with $2.1 billion a year ago. At March 31, 2006 and 2005, United had receive-fixed swap contracts with a total notional value of $339 million and $623 million, respectively, that were used to reduce United’s exposure to changes in interest rates that were accounted for as cash flow hedges of prime-based loans. While these contracts hedge our portfolio against the risks of lower interest rates, they will reduce the benefit of interest rate increases in the future. The use of swap contracts is more fully explained in the Interest Rate Sensitivity Management section of this report beginning on page 19.
     The average yield on interest-earning assets for the third quarter of 2006 was 7.47%, compared with 6.18% in the first quarter of 2005. Loan yields were up 138 basis points, compared with the first quarter of 2005, due to the growing level of prime-based, adjusted daily loans and the increases in the prime lending rate.
     The average cost of interest-bearing liabilities for the first quarter was 3.63%, an increase of 118 basis points from the same period in 2005. The increase reflects the impact of rising rates on United’s floating rate sources of funding and increased deposit pricing in selected products and markets. The impact of these increases on the overall cost of funds was partially offset by the changing liability mix out of wholesale borrowings to lower cost deposits.

     The following table shows the relationship between interest revenue and expense and the average balances of interest-earning assets and interest-bearing liabilities for the three months ended March 31, 2006 and 2005
Table 2 — Average Consolidated Balance Sheets and Net Interest Analysis
For the Three Months Ended March 31,

	2006			2005
	Average		Avg.	Average		Avg.
(dollars in thousands, taxable equivalent)	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (1)(2)	$4,505,494	$90,254	8.12%	$3,797,479	$63,136	6.74%
Taxable securities (3)	989,683	11,318	4.57	896,307	9,014	4.02
Tax-exempt securities (1) (3)	49,000	846	6.90	49,887	864	6.93
Federal funds sold and other interest-earning assets	30,535	379	4.96	76,288	635	3.33

Total interest-earning assets	5,574,712	102,797	7.47	4,819,961	73,649	6.18

Non-interest-earning assets:
Allowance for loan losses	(54,825)			(48,155)
Cash and due from banks	122,486			92,393
Premises and equipment	115,590			102,409
Other assets (3)	202,838			197,856

Total assets	$5,960,801			$5,164,464

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
Transaction accounts	$1,245,745	7,187	2.34	$1,074,303	3,527	1.33
Savings deposits	175,796	228	.53	173,424	168	.39
Time deposits less than $100,000	1,270,078	12,035	3.84	995,389	6,462	2.63
Time deposits greater than $100,000	979,665	10,409	4.31	592,240	4,369	2.99
Brokered deposits	315,090	2,942	3.79	347,053	2,177	2.54

Total interest-bearing deposits	3,986,374	32,801	3.34	3,182,409	16,703	2.13

Federal funds purchased & other borrowings	128,602	1,476	4.65	139,574	885	2.57
Federal Home Loan Bank advances	586,722	6,629	4.58	770,715	5,657	2.98
Long-term debt	111,869	2,159	7.83	111,868	2,122	7.69

Total borrowed funds	827,193	10,264	5.03	1,022,157	8,664	3.44

Total interest-bearing liabilities	4,813,567	43,065	3.63	4,204,566	25,367	2.45

Non-interest-bearing liabilities:
Non-interest-bearing deposits	627,436			535,507
Other liabilities	40,838			26,227

Total liabilities	5,481,841			4,766,300
Stockholders’ equity	478,960			398,164

Total liabilities and stockholders’ equity	$5,960,801			$5,164,464

Net interest revenue		$59,732			$48,282

Net interest-rate spread			3.84%			3.73%

Net interest margin (4)			4.33%			4.05%

(1)	Interest revenue on tax-exempt securities and loans has been increased to reflect comparable interest on taxable securities and loans. The rate used was 39%, reflecting the statutory federal tax rate and the federal tax adjusted state tax rate.

(2)	Included in the average balance of loans outstanding are loans where the accrual of interest has been discontinued.

(3)	Securities available for sale are shown at amortized cost. Pretax unrealized losses of $14.2 million in 2006 and pretax unrealized gains of $3.1 million in 2005 are included in other assets for purposes of this presentation.

(4)	Net interest margin is taxable equivalent net-interest revenue divided by average interest-earning assets.

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
Table 3 — Change in Interest Revenue and Expense on a Taxable Equivalent Basis
(in thousands)

	Three Months Ended March 31, 2006
	Compared to 2005
	Increase (decrease)
	due to changes in
	Volume	Rate	Total
Interest-earning assets:
Loans	$12,920	$14,198	$27,118
Taxable securities	995	1,309	2,304
Tax-exempt securities	(15)	(3)	(18)
Federal funds sold and other interest-earning assets	(484)	228	(256)

Total interest-earning assets	13,416	15,732	29,148

Interest-bearing liabilities:
Transaction accounts	637	3,023	3,660
Savings deposits	2	58	60
Time deposits less than $100,000	2,091	3,482	5,573
Time deposits greater than $100,000	3,610	2,430	6,040
Brokered deposits	(216)	981	765

Total interest-bearing deposits	6,124	9,974	16,098

Federal funds purchased & other borrowings	(75)	666	591
Federal Home Loan Bank advances	(1,574)	2,546	972
Long-term debt	—	37	37

Total borrowed funds	(1,649)	3,249	1,600

Total interest-bearing liabilities	4,475	13,223	17,698

Increase in net interest revenue	$8,941	$2,509	$11,450

Provision for Loan Losses
     The provision for loan losses was $3.5 million for the first quarter of 2006, compared with $2.4 million for the same period in 2005. Net loan charge-offs as an annualized percentage of average outstanding loans for the three months ended March 31, 2006 were .11%, as compared with .12% for the first quarter of 2005. Net loan charge-offs continue at low levels, and as an annualized percentage of average outstanding loans, continue to move in line with management’s expectation and within the Company’s historical range of high to low loss percentages for the past five years of .25% to .11%.
     The provision for loan losses is based on management’s evaluation of losses inherent in the loan portfolio and the corresponding analysis of the allowance for loan losses at quarter-end. Although United’s credit quality indicators such as the relative level of nonperforming assets and net charge-offs showed improvement in the first quarter, other factors considered in management’s evaluation of the adequacy of the allowance for loan losses support the higher provision for loan losses. The primary factors affecting the increase in the provision for loan losses include an increasing concentration of construction and land development loans, the increasing size of individual credit exposures and the effect of rising interest rates on United’s substantially floating rate loan portfolio. Management believes that improvement in the first quarter credit quality indicators is temporary and nonperforming assets and net charge-offs will return to a range in line with United’s experience over the last few years. Additional discussion on loan quality and the allowance for loan losses is included in the Asset Quality section of this report.

Fee Revenue
     Fee revenue for the first quarter of 2006 totaled $11.8 million, an increase of $1.6 million, or 15% from 2005. Fee revenue accounted for approximately 17% of total revenue for the first quarter of 2006, compared with 18% for the first quarter of 2005, which reflects the strong growth in net interest revenue. United continues to focus on increasing fee revenue through new products and services. The following table presents the components of fee revenue for the first quarter of 2006 and 2005.
Table 4 — Fee Revenue
For the Three Months Ended March 31,
(dollars in thousands, taxable equivalent)

	Three Months Ended
	March 31,
	2006	2005	Change
Service charges and fees	$6,353	$5,614	13%
Mortgage loan and related fees	1,513	1,483	2
Consulting fees	1,584	1,482	7
Brokerage fees	850	442	92
Securities losses, net	(3)	—
Other	1,461	1,179	24

Total	$11,758	$10,200	15

     Service charges and fees for the first quarter of 2006 increased $739,000, or 13% from 2005. This increase was primarily due to growth in transactions and new accounts resulting from core deposit programs, growth in overdraft products, and the cross-selling of other products and services. Electronic banking revenue was $1.3 million for the first quarter of 2006, an increase of 36% from 2005. This increase is the result of both a larger customer base and a tendency for customers to migrate towards the convenience of electronic forms of banking.
     Mortgage loans and related fees of $1.5 million for the quarter were up $30,000, or 2% from 2005. Mortgage loan originations of $77 million for the first quarter of 2006 were down $3 million, or 4% from 2005, reflecting a less favorable rate environment in the first quarter of 2006. The decrease in the amount of originations was offset by improved pricing. Substantially all originated residential mortgages were sold into the secondary market, including the right to service these loans.
     Consulting fees of $1.6 million were up $102,000, a 7% increase from the first three months of 2005. The increase was primarily due to growth in risk management services.
     Brokerage fees of $850,000 were up $408,000, or 92% from the first three months of 2005. This increase was due primarily to increased transactions as a result of a strong market and growth in the customer base.
     Other fee revenue of $1.5 million is an increase of $282,000, or 24% from 2005. This increase is primarily due to increased service charges associated with official check volume and $75,000 in gains from the sale of SBA loans.

Operating Expenses
     For the three months ended March 31, 2006, total operating expenses were $42.2 million, compared with $34.8 million in 2005. The percentage growth for the three months was 21%. The following table presents the components of operating expenses for the three months ended March 31, 2006 and 2005.
Table 5 — Operating Expenses
For the Three Months Ended March 31,
(dollars in thousands)

	Three Months Ended
	March 31,
	2006	2005	Change
Salaries and employee benefits	$27,643	$22,235	24%
Communications and equipment	3,376	2,982	13
Occupancy	2,932	2,668	10
Advertising and public relations	1,888	1,363	39
Postage, printing and supplies	1,516	1,351	12
Professional fees	1,161	1,038	12
Amortization of intangibles	503	503
Other	3,203	2,639	21

Total	$42,222	$34,779	21

     Salaries and employee benefits for the first quarter of 2006 totaled $27.6 million, an increase of $5.4 million, or 24%, over the same period in 2005. De novo locations accounted for approximately 45% of the increase, with the remainder due to expensing of stock options, higher insurance and other health-care related expenses, and an increase in staff to support business growth. At March 31, 2006, total staff was 1,735, an increase of 177 employees from the first quarter of 2005. Of this increase, 117 staff members, or 66%, were added through de novo expansion.
     Communication and equipment expense for the first quarter of 2006 was up $394,000, or 13% from 2005. This increase is the result of higher software and equipment costs associated with de novo expansion and further investments in technology to support business growth.
     Occupancy expense for the first quarter of 2006 was up $264,000, or 10% from 2005. The majority of this increase was the result of higher facilities costs and maintenance expenses resulting from additional banking offices added through de novo expansion.
     Advertising and public relations expense for the first quarter of 2006 was up $525,000, or 39% from 2005. This increase reflects the cost associated with initiatives designed to raise core deposits and ongoing efforts to generate brand awareness in new markets added by de novo expansion.
     Postage, printing and supplies expense for the first quarter of 2006 was up $165,000, or 12% from 2005. Most of this increase is the result of the higher cost of office supplies and courier costs resulting from United’s growing number of offices.
     Professional fees increased $123,000, or 12% from 2005. Increasing legal costs associated with new loans, along with the higher cost of outsourced services were the primary contributors to this increase.
     Other expense increased by $564,000, or 21% from 2005. The majority of this increase is the result of costs associated with continued business growth within United’s markets and de novo expansion.
     The efficiency ratio measures total operating expenses as a percentage of total revenue, excluding the provision for loan losses and net securities gains or losses. United’s efficiency ratio for the first quarter was 59.06% compared with 59.47% for the first quarter of 2005. The decrease is primarily the result of the increase in net interest revenue, offset by the cost of additional de novo locations. United’s efficiency ratio remained within management’s long-term efficiency goal of 58% — 60%.

Income Taxes
     Income tax expense was $9.3 million for the first quarter, as compared with $7.5 million for the first quarter of 2005, representing a 36.67% and 35.75% effective tax rate, respectively. The effective tax rates were lower than the statutory tax rates primarily due to interest revenue on certain investment securities and loans that are exempt from income taxes and tax credits received on affordable housing investments. The effective tax rate has increased as tax-exempt interest revenue on securities and loans has declined as a percentage of pre-tax earnings, and due to the expensing of stock options, which includes incentive stock options that are not deductible for tax purposes. Additional information regarding income taxes can be found in Note 14 to the consolidated financial statements filed with United’s 2005 Form 10-K.
Balance Sheet Review
     Total assets at March 31, 2006 were $6.1 billion, compared with $5.3 billion at March 31, 2005. Average total assets for the first quarter of 2006 were $6.0 billion, up $796 million from average assets in the first quarter of 2005.
Loans
     The following table presents a summary of the loan portfolio.
Table 6 — Loans Outstanding
(dollars in thousands)

	March 31,	December 31,	March 31,
	2006	2005	2005
Commercial (commercial and industrial)	$251,111	$236,882	$212,700
Commercial (secured by real estate)	1,088,516	1,055,191	963,708

Total commercial	1,339,627	1,292,073	1,176,408
Construction	1,856,542	1,738,990	1,376,445
Residential mortgage	1,226,152	1,205,685	1,171,057
Installment	161,834	161,538	153,665

Total loans	$4,584,155	$4,398,286	$3,877,575

As a percentage of total loans:
Commercial (commercial and industrial)	5%	5%	5%
Commercial (secured by real estate)	24	24	25

Total commercial	29	29	30
Construction	40	40	36
Residential mortgage	27	27	30
Installment	4	4	4

Total	100%	100%	100%

     At March 31, 2006, total loans were $4.6 billion, an increase of $707 million, or 18% from March 31, 2006. United continues to experience strong loan growth in all markets, with particular strength in construction loans secured by real estate. Substantially all loans are to customers located in the immediate market areas of the banks in Georgia, North Carolina, and Tennessee. Approximately $480 million, or 68% of the increase in loans from the first quarter of 2005 occurred in construction and land development loans.

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
     Reviews of non-performing loans, past due loans and larger credits, designed to identify potential charges to the allowance for loan losses, as well as determine the adequacy of the allowance, are conducted on a regular basis during the quarter. These reviews are performed by the responsible lending officers, as well as a separate loan review department, and consider such factors as the financial strength of borrowers, the value of the applicable collateral, past loan loss experience, anticipated loan losses, growth in the loan portfolio, prevailing economic conditions and other factors. United also uses external loan review to supplement the activities of the loan review department and to ensure the independence of the loan review process.
     The following table presents a summary of the changes in the allowance for loan losses for the three-month periods ended March 31, 2006 and 2005.
Table 7 — Summary of Loan Loss Experience
(dollars in thousands)

	Three Months Ended
	March 31,
	2006	2005
Balance beginning of period	$53,595	$47,196
Loans charged-off	(1,883)	(1,403)
Recoveries	638	260

Net charge-offs	(1,245)	(1,143)
Provision for loan losses	3,500	2,400

Balance end of period	$55,850	$48,453

Total loans:
At period end	$4,584,155	$3,877,575
Average	4,505,494	3,797,479
As a percentage of average loans (annualized):
Net charge-offs	.11%	.12%
Provision for loan losses	.31	.25
Allowance as a percentage of period end loans	1.22	1.25
Allowance as a percentage of non-performing loans	883	375
     Management believes that the allowance for loan losses at March 31, 2006 is adequate to absorb losses inherent in the loan portfolio. This assessment involves uncertainty and judgment; therefore, the adequacy of the allowance for loan losses cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examination of the Banks, may require adjustments to the provision for loan losses in future periods if, in their opinion, the results of their review warrant such additions.

Non-performing Assets
     The table below summarizes non-performing assets.
Table 8 — Non-Performing Assets
(dollars in thousands)

	March 31,	December 31,	March 31,
	2006	2005	2005
Non-accrual loans	$6,322	$11,997	$12,934
Loans past due 90 days or more and still accruing	—	—	—

Total non-performing loans	6,322	11,997	12,934
Other real estate owned	2,045	998	742

Total non-performing assets	$8,367	$12,995	$13,676

Non-performing loans as a percentage of total loans	.14%	.27%	.33%

Non-performing assets as a percentage of total assets	.14	.22	.26
     Non-performing loans, which include non-accrual loans and accruing loans past due over 90 days, totaled $6.3 million at March 31, 2006, compared with $12.0 million at December 31, 2005 and $12.9 million at March 31, 2005. The ratio of non-performing loans to total loans decreased 19 basis points from March 31, 2005 and 13 basis points from December 31, 2005. Non-performing assets, which include non-performing loans and foreclosed real estate, totaled $8.4 million at March 31, 2006, compared with $13.0 million at December 31, 2005 and $13.7 million at March 31, 2005.
     United’s policy is to place loans on non-accrual status when, in the opinion of management, the principal and interest on a loan is not likely to be repaid in accordance with the loan terms or when the loan becomes 90 days past due and is not well secured and in the process of collection. When a loan is placed on non-accrual status, interest previously accrued, but not collected, is reversed against current interest revenue. Depending on management’s evaluation of the borrower and loan collateral, interest revenue on a non-accrual loan may be recognized on a cash basis as payments are received. There were no commitments to lend additional funds to customers whose loans were on non-accrual status at March 31, 2006.
     At March 31, 2006 and 2005, there were $1.4 million and $6.2 million, respectively, of loans classified as impaired under the definition outlined in SFAS No. 114. Specific reserves allocated to these impaired loans totaled $357,000 at March 31, 2006, and $1.5 at March 31, 2005. The average recorded investment in impaired loans for the quarters ended March 31, 2006 and 2005, was $1.4 million and $6.4 million, respectively. Interest revenue recognized on loans while they were impaired for the first three months of 2006 was $14,000 compared with $5,000 for the same period in 2005.
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
     Total investment securities available for sale at quarter-end increased $56 million from a year ago. The investment portfolio is used as a supplemental tool to stabilize interest rate sensitivity and increase net interest revenue. The growth in the investment securities portfolio was consistent with growth in the rest of the balance sheet. At March 31, 2006, the securities portfolio accounts for approximately 16% of total assets, compared with 17% at December 31, 2005 and 18% at March 31, 2005.
     The investment securities portfolio primarily consists of U.S. Government agency securities, U.S. Government sponsored agency mortgage-backed securities, non-agency mortgage-backed securities, and municipal securities. Mortgage-backed securities rely on the underlying pools of mortgage loans to provide a cash flow of principal and interest. The actual maturities of these securities will differ from the contractual maturities because loans underlying the securities may prepay. Decreases in interest rates will generally cause an acceleration of prepayment levels. In a declining interest rate environment, United may not be able to reinvest the proceeds from these prepayments in assets that have comparable yields. In a rising rate environment, the opposite occurs. Prepayments tend to slow and the weighted average life extends. This is referred to as extension risk which can lead to lower levels of liquidity due to the delay of timing of cash receipts and can result in the holding of a below market yielding asset for a longer time period.

Deposits
     Total deposits at March 31, 2006 were $4.7 billion, an increase of $968 million, or 26%, from March 31, 2005. Total non-interest-bearing demand deposit accounts of $654 million increased $112 million, or 21%, and interest-bearing demand and savings accounts of $1.5 billion increased $156 million, or 12%, reflecting the success of United’s initiatives to raise core deposits.
     Total time deposits as of March 31, 2006 were $2.6 billion, an increase of $700 million, or 36%, from the first quarter of 2005. Time deposits less than $100,000 totaled $1.3 billion, compared with $1.0 billion a year ago, an increase of 30%. Time deposits of $100,000 and greater totaled $1.0 billion, compared with $618 million at March 31, 2005, an increase of 67%. United utilizes “brokered” time deposits, issued in certificates of less than $100,000, as an alternative source of cost-effective funding. Brokered time deposits outstanding at March 31, 2006 were $303 million compared with $316 million at March 31, 2005, a decrease of 4%.
Wholesale Funding
     At March 31, 2006, each of the Banks were shareholders in the Federal Home Loan Bank (“FHLB”). Through this affiliation, FHLB secured advances totaled $511 million and $785 million at March 31, 2006 and 2005, respectively, and were priced at rates competitive with time deposits of like maturities. United anticipates continued utilization of this short and long-term source of funds. FHLB advances outstanding at March 31, 2006 had both fixed and floating interest rates ranging from 2.72% to 6.59%. Additional information regarding FHLB advances, including scheduled maturities, is provided in Note 10 to the consolidated financial statements included in United’s 2005 Form 10-K.
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
     One of the tools management utilizes to estimate the sensitivity of net interest revenue to changes in interest rates is an interest rate simulation model. Such estimates are based upon a number of assumptions for various scenarios, including the level of balance sheet growth, deposit repricing characteristics and the rate of prepayments. The simulation model measures the potential change in net interest revenue over a twelve-month period under various interest rate scenarios. United’s baseline scenario assumes rates remain flat (“flat rate scenario”) over the next twelve months and is the scenario that all others are compared to in order to measure the change in net interest revenue. United runs ramp scenarios that assume gradual increases and decreases of 200 basis points each over the next twelve months. United’s policy for net interest revenue simulation is limited to a change from the flat rate scenario of less than 10% for the up or down 200 basis point ramp scenarios over twelve months. At March 31, 2006, United’s simulation model indicated that a 200 basis point increase in rates over the next twelve months would cause an approximate 3.3% increase in net interest revenue and a 200 basis point decrease in rates over the next twelve months would cause an approximate 5.2% decrease in net interest revenue.
     In order to manage its interest rate sensitivity, United uses off-balance sheet contracts that are considered derivative financial instruments. Derivative financial instruments can be a cost and capital effective means of modifying the repricing characteristics of on-balance sheet assets and liabilities. At March 31, 2006, United was a party to interest rate swap contracts under which it pays a variable rate and receives a fixed rate.

     The following table presents the interest rate swap contracts outstanding at March 31, 2006.
Table 9 — Interest Rate Swap Contracts
As of March 31, 2006
(dollars in thousands)

	Notional	Rate	Rate	Fair
Type/Maturity	Amount	Received	Paid (1)	Value
Cash Flow Contracts
April 1, 2006	$25,000	6.00	7.75	$(4)
September 30, 2006	10,000	7.04	7.75	(55)
October 12, 2006	15,000	6.94	7.75	(96)
December 4, 2006	15,000	5.85	7.75	(238)
December 17, 2006	30,000	5.99	7.75	(471)
December 31, 2006	25,000	7.59	7.75	(109)
January 3, 2007	25,000	7.11	7.75	(210)
January 3, 2007	25,000	7.63	7.75	(114)
January 18, 2007	25,000	6.51	7.75	(337)
March 21, 2007	25,000	7.00	7.75	(284)
April 19, 2007	15,000	5.85	7.75	(368)
May 13, 2007	25,000	6.47	7.75	(472)
May 13, 2007	15,000	6.47	7.75	(285)
May 13, 2007	10,000	6.47	7.75	(190)
October 23, 2007	54,000	6.08	7.75	(1,188)

Total Cash Flow Contracts	$339,000	6.57	7.75	$(4,421)

(1)	Based on prime rate at March 31, 2006.
     United’s derivative financial instruments are classified as either cash flow or fair value hedges. The change in fair value of cash flow hedges is recognized in other comprehensive income. Fair value hedges recognize currently in earnings both the impact of change in the fair value of the derivative financial instrument and the offsetting impact of the change in fair value of the hedged asset or liability. At March 31, 2006, all derivatives were designated as cash flow hedges of prime based loans.
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
     The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and the maturities and sales of securities. Mortgage loans held for sale totaled $18.5 million at March 31, 2006, and typically turn over every 45 days as the closed loans are sold to investors in the secondary market.

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
     United has available two lines of credit at its holding company with other financial institutions totaling $75 million. At March 31, 2006, United had no outstanding balances on these two lines of credit. United had sufficient qualifying collateral to increase FHLB advances by $527.8 million at March 31, 2006. United’s internal policy limits brokered deposits to 25% of total non-brokered deposits. At March 31, 2006, United had the capacity to increase brokered deposits by $808.3 million and still remain within this limit.
     As disclosed in United’s consolidated statement of cash flows, net cash provided by operating activities was $26.2 million for the three months ended March 31, 2006. The major contributors in this category were net income of $16.0 million, depreciation, amortization and accretion of $4.1 million, provision for loan losses of $3.5 million, stock based compensation of $633,000 a decrease in mortgage loans held for sale of $3.9 million, a decrease in accrued expenses and other liabilities of $1.4 million, partially offset by an increase in other assets of $3.3 million. Net cash used by investing activities of $195.1 million consisted primarily of a net increase in loans totaling $189.2 million, purchases of premises and equipment of $9.6 million, and $29.3 million used to purchase investment securities, partially offset by proceeds from sales of securities of $7.6 million, maturities and calls of investment securities of $24.3 million, and sales of premises, equipment and other real estate of $953,000. Net cash provided by financing activities consisted primarily of a net increase in deposits of $270.8 million, a net increase in federal funds purchased, repurchase agreements, and other short-term borrowings of $44.5 million, partially offset by a net decrease in FHLB advances of $125.0 million, and cash dividends paid of $2.8 million, and proceeds from exercise of stock options and common stock issued for employee benefit plans of $1.5 million. In the opinion of management, the liquidity position at March 31, 2006 is sufficient to meet its expected cash flow requirements.
Capital Resources and Dividends
     Shareholders’ equity at March 31, 2006 was $485.4 million, an increase of $86.5 million, or 22% from March 31, 2005. Accumulated other comprehensive income (loss) is not included in the calculation of regulatory capital adequacy ratios. Excluding the change in the accumulated other comprehensive income (loss), shareholders’ equity increased $93.9 million, or 23%, from March 31, 2005. Dividends of $3.2 million, or $.08 per share, were declared on common stock during the first quarter of 2006, an increase of 20% from the amount declared in the same period in 2005 due to a 14% increase in the dividend rate and an increase in the number of outstanding shares. The dividend payout ratio for the first quarter was 20% for 2006 and 2005. United has historically retained the majority of its earnings in order to provide a cost effective source of capital for continued growth and expansion. However, in recognition that cash dividends are an important component of shareholder value, United has instituted a dividend program that provides for increased cash dividends when earnings and capital levels permit.
     United’s Board of Directors has authorized the repurchase of United’s outstanding common stock for the general corporate purposes. At March 31, 2006, 1,000,000 shares may be repurchased under the current authorization through December 31, 2007.
     United’s common stock trades on the Nasdaq National Market under the symbol “UCBI”. Below is a quarterly schedule of high, low and closing stock prices and average daily volume for 2006 and 2005.
Table 10 — Stock Price Information

	2006				2005
	High	Low	Close	Avg Volume	High	Low	Close	Avg Volume

First quarter	$29.64	$26.02	$28.15	59,252	$27.92	$23.02	$23.73	42,662
Second quarter					26.44	21.70	26.02	63,805
Third quarter					29.36	25.75	28.50	59,305
Fourth quarter					30.50	25.32	26.66	74,710

     The following table presents the quarterly cash dividends declared in 2006 and 2005 and the respective payout ratios as a percentage of basic earnings per share, which excludes merger-related charges.
Table 11 — Dividend Payout Information

	2006		2005
	Dividend	Payout %	Dividend	Payout %

First quarter	$.08	20	$.07	20
Second quarter			.07	19
Third quarter			.07	19
Fourth quarter			.07	18
     The Board of Governors of the Federal Reserve System has issued guidelines for the implementation of risk-based capital requirements by U.S. banks and bank holding companies. These risk-based capital guidelines take into consideration risk factors, as defined by regulators, associated with various categories of assets, both on and off-balance sheet. Under the guidelines, capital strength is measured in two tiers that are used in conjunction with risk-adjusted assets to determine the risk based capital ratios. The guidelines require an 8% total risk-based capital ratio, of which 4% must be Tier I capital. To be considered well capitalized under the guidelines, a 10% total risk-based capital ratio is required, of which 6% must be Tier I capital.
     The following table shows United’s capital ratios, as calculated under regulatory guidelines, at March 31, 2006 and 2005.
Table 12 — Capital Ratios
(dollars in thousands)

	2006		2005
	Actual	Regulatory	Actual	Regulatory
	Amount	Minimum	Amount	Minimum

Tier I Leverage:
Amount	$427,034	$175,415	$332,639	$151,510
Ratio	7.30%	3.00%	6.59%	3.00%

Tier I Risk-Based:
Amount	$427,034	$192,230	$332,639	$160,618
Ratio	8.89%	4.00%	8.28%	4.00%

Total Risk-Based:
Amount	$552,484	$384,459	$450,692	$321,237
Ratio	11.50%	8.00%	11.22%	8.00%
     United’s Tier I capital excludes other comprehensive income, and consists of stockholders’ equity and qualifying capital securities less goodwill and deposit-based intangibles. Tier II capital components include supplemental capital items such as a qualifying allowance for loan losses and qualifying subordinated debt. Tier I capital plus Tier II capital components is referred to as Total Risk-Based capital.
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
Item 3. Quantitative and Qualitative Disclosure About Market Risk
     There have been no material changes in United’s quantitative and qualitative disclosures about market risk as of March 31, 2006 from that presented in the Annual Report on Form 10-K for the year ended December 31, 2005. The interest rate sensitivity position at March 31, 2006 is included in management’s discussion and analysis on page 19 of this report.
Item 4. Controls and Procedures
     United’s management, including the Chief Executive Officer and Chief Financial Officer, supervised and participated in an evaluation of the company’s disclosure controls and procedures as of March 31, 2006. Based on, and as of the date of, that evaluation, United’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective in accumulating and communicating information to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures of that information under the Securities and Exchange Commission’s rules and forms and that the disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports that are filed or submitted by United under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in United’s Form 10-K for the year ended December 31, 2005.
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

Date: May 8, 2006