Form 10-Q
period 2006-06-30
UNITED COMMUNITY BANKS INC
filed 2006-08-04
CIK 857855

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2006
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
YES ☐ NO ☑
Common stock, par value $1 per share: 40,178,533 shares
outstanding as of June 30, 2006

Part I — Financial Information
Item 1 — Financial Statements
UNITED COMMUNITY BANKS, INC.
Consolidated Statement of Income (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2006	2005	2006	2005

Interest revenue:
Loans, including fees	$99,080	$69,446	$189,445	$132,913
Investment securities:
Taxable	11,521	10,190	22,839	19,204
Tax exempt	509	528	1,023	1,053
Federal funds sold and deposits in banks	162	150	320	409

Total interest revenue	111,272	80,314	213,627	153,579

Interest expense:
Deposits:
Demand	8,956	4,379	16,143	7,906
Savings	226	174	454	342
Time	29,599	15,019	54,985	28,027

Total deposit interest expense	38,781	19,572	71,582	36,275
Federal funds purchased, repurchase agreements, & other short-term borrowings	2,078	1,185	3,560	2,072
Federal Home Loan Bank advances	6,380	6,565	13,009	12,222
Long-term debt	2,168	2,128	4,321	4,248

Total interest expense	49,407	29,450	92,472	54,817

Net interest revenue	61,865	50,864	121,155	98,762
Provision for loan losses	3,700	2,800	7,200	5,200

Net interest revenue after provision for loan losses	58,165	48,064	113,955	93,562

Fee revenue:
Service charges and fees	6,828	6,280	13,181	11,894
Mortgage loan and other related fees	1,708	1,742	3,221	3,225
Consulting fees	1,572	1,685	3,156	3,167
Brokerage fees	796	768	1,646	1,210
Securities losses, net	—	(2)	(3)	(2)
Other	1,072	1,706	2,533	2,885

Total fee revenue	11,976	12,179	23,734	22,379

Total revenue	70,141	60,243	137,689	115,941

Operating expenses:
Salaries and employee benefits	28,307	25,274	55,950	47,509
Communications and equipment	3,731	3,115	7,107	6,097
Occupancy	2,916	2,718	5,848	5,386
Advertising and public relations	1,948	1,699	3,836	3,062
Postage, printing and supplies	1,289	1,369	2,805	2,720
Professional fees	1,069	1,071	2,230	2,109
Amortization of intangibles	503	503	1,006	1,006
Other	3,720	3,059	6,923	5,698

Total operating expenses	43,483	38,808	85,705	73,587

Income before income taxes	26,658	21,435	51,984	42,354
Income taxes	9,729	7,662	19,016	15,140

Net income	$16,929	$13,773	$32,968	$27,214

Net income available to common stockholders	$16,924	$13,767	$32,958	$27,201

Earnings per common share:
Basic	$.42	$.36	$.82	$.71
Diluted	.41	.35	.80	.69
Dividends per common share:	.08	.07	.16	.14
Weighted average common shares outstanding:
Basic	40,156	38,270	40,122	38,234
Diluted	41,328	39,436	41,259	39,412
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED COMMUNITY BANKS, INC.
Consolidated Balance Sheet

	June 30,	December 31,	June 30,
(in thousands, except share and per share data)	2006	2005	2005
	(unaudited)	(audited)	(unaudited)
ASSETS

Cash and due from banks	$159,954	$121,963	$117,478
Interest-bearing deposits in banks	21,948	20,607	17,451

Cash and cash equivalents	181,902	142,570	134,929

Securities available for sale	974,524	990,687	990,500
Mortgage loans held for sale	24,000	22,335	34,095
Loans, net of unearned income	4,810,277	4,398,286	4,072,811
Less allowance for loan losses	58,508	53,595	49,873

Loans, net	4,751,769	4,344,691	4,022,938

Premises and equipment, net	124,018	112,887	105,469
Accrued interest receivable	44,187	37,197	31,909
Goodwill and other intangible assets	117,646	118,651	119,617
Other assets	113,090	96,738	100,785

Total assets	$6,331,136	$5,865,756	$5,540,242

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand	$662,463	$602,525	$590,306
Interest-bearing demand	1,305,479	1,264,947	1,141,115
Savings	173,985	175,453	177,822
Time:
Less than $100,000	1,388,009	1,218,277	1,041,680
Greater than $100,000	1,106,359	895,466	696,941
Brokered	340,355	320,932	311,362

Total deposits	4,976,650	4,477,600	3,959,226

Federal funds purchased, repurchase agreements, & other short-term borrowings	249,552	122,881	219,218
Federal Home Loan Bank advances	458,587	635,616	800,316
Long-term debt	111,869	111,869	111,869
Accrued expenses and other liabilities	38,181	45,104	33,619

Total liabilities	5,834,839	5,393,070	5,124,248

Shareholders’ equity:
Preferred stock, $1 par value; $10 stated value; 10,000,000 shares authorized; 32,200, 32,200 and 37,200 shares issued and outstanding	322	322	372
Common stock, $1 par value; 100,000,000 shares authorized; 40,178,533, 40,019,853 and 38,407,874 shares issued	40,179	40,020	38,408
Common stock issuable; 19,712 and 9,948 shares as of June 30, 2006 and December 31, 2005, respectively	544	271	—
Capital surplus	197,235	193,355	154,480
Retained earnings	277,086	250,563	226,546
Treasury stock; 124,665 shares as of June 30, 2005, at cost	—	—	(2,517)
Accumulated other comprehensive loss	(19,069)	(11,845)	(1,295)

Total shareholders’ equity	496,297	472,686	415,994

Total liabilities and shareholders’ equity	$6,331,136	$5,865,756	$5,540,242

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED COMMUNITY BANKS, INC.
Consolidated Statement of Changes in Shareholders’ Equity (unaudited)
For the Six Months Ended June 30,

							Accumulated
			Common				Other
	Preferred	Common	Stock	Capital	Retained	Treasury	Comprehensive
(in thousands, except share and per share data)	Stock	Stock	Issuable	Surplus	Earnings	Stock	Income (Loss)	Total

Balance, December 31, 2004	$448	$38,408	$—	$155,076	$204,709	$(4,413)	$2,860	$397,088

Comprehensive income:
Net income					27,214			27,214
Other comprehensive loss:
Unrealized holding losses on available for sale securities, net of deferred tax benefit and reclassification adjustment							(2,435)	(2,435)
Unrealized losses on derivative financial instruments qualifying as cash flow hedges, net of deferred tax benefit							(1,720)	(1,720)

Comprehensive income					27,214		(4,155)	23,059
Retirement of preferred stock (7,600 shares)	(76)							(76)
Cash dividends declared on common stock ($.14 per share)					(5,364)			(5,364)
Exercise of stock options (111,619 shares)				(711)		1,832		1,121
Amortization of restricted stock				180				180
Vesting of restricted stock (4,062 shares)				(65)		64		(1)
Dividends declared on preferred stock ($.30 per share)					(13)			(13)

Balance, June 30, 2005	$372	$38,408	$—	$154,480	$226,546	$(2,517)	$(1,295)	$415,994

Balance, December 31, 2005	$322	$40,020	$271	$193,355	$250,563	$—	$(11,845)	$472,686

Comprehensive income:
Net income					32,968			32,968
Other comprehensive income (loss):
Unrealized holding losses on available for sale securities, net of deferred tax benefit and reclassification adjustment							(7,238)	(7,238)
Unrealized gains on derivative financial instruments qualifying as cash flow hedges, net of deferred tax expense							14	14

Comprehensive income					32,968		(7,224)	25,744
Cash dividends declared on common stock ($.16 per share)					(6,435)			(6,435)
Exercise of stock options (57,020 shares)		58		450				508
Common stock issued to Dividend Reinvestment Plan and employee benefit plans (79,178 shares)		79		2,116				2,195
Amortization of stock options and restricted stock				1,336				1,336
Vesting of restricted stock (22,482 shares)		22		(22)				—
Deferred compensation plan, net, including dividend equivalents			273					273
Dividends declared on preferred stock ($.30 per share)					(10)			(10)

Balance, June 30, 2006	$322	$40,179	$544	197,235	$277,086	$—	$(19,069)	$496,297

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED COMMUNITY BANKS, INC.
Consolidated Statement of Cash Flows (unaudited)

	Six Months Ended
	June 30,
(in thousands)	2006	2005

Operating activities:
Net income	$32,968	$27,214
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	8,398	7,785
Provision for loan losses	7,200	5,200
Stock based compensation	1,336	180
Loss on sale of securities available for sale	3	2
Gain on sale of other assets	(184)	(556)
Changes in assets and liabilities:
Other assets and accrued interest receivable	(18,531)	(13,936)
Accrued expenses and other liabilities	(7,046)	3,342
Mortgage loans held for sale	(1,665)	2,999

Net cash provided by operating activities	22,479	32,230

Investing activities:
Proceeds from sales of securities available for sale	7,649	1,307
Proceeds from maturities and calls of securities available for sale	58,992	117,778
Purchases of securities available for sale	(63,251)	(226,551)
Net increase in loans	(417,495)	(342,800)
Proceeds from sales of premises and equipment	1,289	2,756
Purchases of premises and equipment	(17,079)	(8,508)
Proceeds from sale of other real estate	1,359	710

Net cash used by investing activities	(428,536)	(455,308)

Financing activities:
Net change in deposits	499,050	278,710
Net change in federal funds purchased, repurchase agreements, and other short-term borrowings	126,671	86,287
Proceeds from FHLB advances	—	438,600
Repayments of FHLB advances	(177,000)	(376,100)
Proceeds from exercise of stock options	508	1,121
Proceeds from issuance of common stock for dividend reinvestment and employee benefit plans	2,195	—
Retirement of preferred stock	—	(76)
Cash dividends on common stock	(6,025)	(5,362)
Cash dividends on preferred stock	(10)	(13)

Net cash provided by financing activities	445,389	423,167

Net change in cash and cash equivalents	39,332	89

Cash and cash equivalents at beginning of period	142,570	134,840

Cash and cash equivalents at end of period	$181,902	$134,929

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$90,118	$52,899
Income taxes	21,552	15,369
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income available to common shareholders:
As reported	$16,924	$13,767	$32,958	$27,201
Pro forma	16,924	13,360	32,958	26,454

Basic earnings per common share:
As reported	.42	.36	.82	.71
Pro forma	.42	.35	.82	.69

Diluted earnings per common share:
As reported	.41	.35	.80	.69
Pro forma	.41	.34	.80	.67
     United has an equity compensation plan that allows for grants of incentive stock options, nonqualified stock options, restricted stock (also referred to as “nonvested stock”), restricted stock units, stock awards, performance share awards or stock appreciation rights. Options granted under the plan have an exercise price equal to the fair market value of the underlying stock at the date of grant. The number of awards available for grant is adjusted with the change in the number of shares outstanding in accordance with the terms of the plan. The general terms of the plan include a vesting period (usually four years) with an exercisable period not to exceed ten years. Certain option and restricted stock grants provide for accelerated vesting if there is a change in control (as defined in the plan). As of June 30, 2006, approximately 697,000 awards could be granted under the plan. Through June 30, 2006, only incentive stock options, nonqualified stock options and restricted stock had been granted under the plan. The following table shows option activity for the first six months of 2006.

			Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinisic
		Average Exercise	Contractual	Value
Options	Shares	Price	Term	($000)
Outstanding at December 31, 2005	2,220,340	$16.36
Granted	461,150	28.83
Exercised	(63,030)	10.87
Forfeited	(18,725)	23.54
Expired	(500)	28.66

Outstanding at June 30, 2006	2,599,235	$18.65	6.8	$30,651

Exercisable at June 30, 2006	1,549,603	$14.37	5.4	$24,910

     The weighted average fair value of options granted in the first six months of 2006 and 2005 was $8.63 and $5.69, respectively. The fair value of each option granted was estimated on the date of grant using the Black-Scholes model. The key assumptions used to determine the fair value of options are presented in the table below.

	Six Months Ended
	June 30,
	2006	2005
Expected volatility	22%	20%
Expected dividend yield	1.1% to 1.2%	1.1% to 1.3%
Expected life (in years)	6.25	6.25
Risk-free rate	4.3% to 5.1%	3.8% to 4.4%
     United’s stock trading history began in March of 2002 when United listed on the Nasdaq Global Market. For the first six months of 2006 and 2005, expected volatility was determined using United’s historical monthly volatility over the period beginning in March of 2002 through the end of the last completed year. Compensation expense relating to options of $873,000, net of deferred tax benefit of $111,000, was included in earnings for the first six months of 2006. In 2005, compensation expense relating to options of $747,000, net of deferred tax benefit of $72,000, was not included in earnings but has been included in the pro forma results in this note for comparative purposes. The amount of compensation expense for both periods was determined based on the fair value of the options at the time of grant, multiplied by the number of options granted that were expected to vest, which was then amortized, net of any applicable tax benefit, over the vesting period. The forfeiture rate for options is estimated to be approximately 3% per year. The total intrinsic value of options exercised during the six months ended June 30, 2006 was $1.1 million.
     The table below presents the activity in restricted stock for the first six months of 2006.

		Weighted-
		Average Grant-
Restricted Stock	Shares	Date Fair Value
Outstanding at December 31, 2005	70,512	$23.22
Granted	30,625	28.75
Vested	(22,482)	23.00

Outstanding at June 30, 2006	78,655	$25.44

     For the six months ended June 30, 2006 and 2005, additional compensation expense of $352,000 and $180,000, respectively, was recognized related to restricted stock. The total intrinsic value of the restricted stock was $2.4 million at June 30, 2006.
     As of June 30, 2006, there was $7.9 million of unrecognized compensation cost related to nonvested stock options and restricted stock granted under the plan. That cost is expected to be recognized over a weighted-average period of 1.6 years. The aggregate grant date fair value of shares vested during the six months ended June 30, 2006, was $2.3 million.
Note 3 — Common Stock Issued / Common Stock Issuable
     In August 2005 United established a Dividend Reinvestment and Share Purchase Plan (DRIP). Under the plan, shareholders of record can voluntarily reinvest all or a portion of their cash dividends into shares of United’s common stock, as well as purchase additional stock through the plan for cash. United’s 401(k) retirement plan regularly purchases shares of United’s common stock directly from United. In addition, United started an Employee Stock Purchase Program (ESPP) on January 1, 2006. Under this plan, eligible employees have the opportunity to purchase shares of common stock at a 5% discount, with no commission charges. For the first six months of 2006, United issued 79,178 shares of common stock and increased capital by $2.2 million through both of these plans.
     In the fourth quarter of 2005, United began offering its common stock as an investment option in its deferred compensation plan. The common stock component is accounted for as an equity instrument and is reflected in the consolidated financial statements as common stock issuable. At June 30, 2006, 19,712 shares were issuable under the deferred compensation plan.

Note 4 — Earnings Per Share
     The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30.
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Basic earnings per share:
Weighted average shares outstanding	40,156	38,270	40,122	38,234

Net income available to common shareholders	$16,924	$13,767	$32,958	$27,201

Basic earnings per share	$.42	$.36	$.82	$.71

Diluted earnings per share:
Weighted average shares outstanding	40,156	38,270	40,122	38,234
Net effect of the assumed exercise of stock options based on the treasury stock method using average market price for the period	800	794	765	806
Effect of conversion of subordinated debt	372	372	372	372

Total weighted average shares and common stock equivalents outstanding	41,328	39,436	41,259	39,412

Net income available to common shareholders	$16,924	$13,767	$32,958	$27,201
Income effect of conversion of subordinated debt, net of tax	41	32	79	60

Net income, adjusted for effect of conversion of subordinated debt, net of tax	$16,965	$13,799	$33,037	$27,261

Diluted earnings per share	$.41	$.35	$.80	$.69

Note 5 — Mergers and Acquisitions
     At June 30, 2006, accrued merger costs of $1.3 million remained unpaid relating to acquisitions closed in 2004 and 2003. Severance and related costs include change in control payments for which payment had been deferred. Professional fees include remaining legal fees related to the two business combinations completed during the fourth quarter of 2004. Contract termination costs include amounts claimed by service providers as a result of early termination of service contracts related to the acquisitions. The unpaid balance at June 30, 2006 relates to one contract termination charge that is in dispute. A summary of the activities related to accrued merger costs is shown below (in thousands):
Activity with accrued merger cost
For the Six Months Ended June 30, 2006

	Beginning		Ending
	Balance	Amounts Paid	Balance
Severance and related costs	$336	$(17)	$319
Professional fees	81	(21)	60
Contract termination costs	816	—	816
Other merger-related expenses	85	(4)	81

Totals	$1,318	$(42)	$1,276

Note 6 — Reclassification
     Certain amounts for the comparative periods of 2005 have been reclassified to conform to the 2006 presentation.

Note 7 — Recent Accounting Pronouncements
Accounting for Uncertainty in Income Taxes
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 48 (“FIN 48”) Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements and prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation will be effective for United beginning in January of 2007. United is in the process of assessing the impact of this interpretation on its financial position and results of operations.
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
     This Form 10-Q contains forward-looking statements regarding United Community Banks, Inc. (“United”), including, without limitation, statements relating to United’s expectations with respect to revenue, credit losses, levels of nonperforming assets, expenses, earnings and other measures of financial performance. Words such as “may”, “could”, “would”, “should”, “believes”, “expects”, “anticipates”, “estimates”, “intends”, “plans”, “targets” or similar expressions are intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and involve certain risks and uncertainties that are subject to change based on various factors (many of which are beyond United’s control). The following factors, among others, could cause United’s financial performance to differ materially from the expectations expressed in such forward-looking statements:
•	our recent operating results may not be indicative of future operating results;

•	our corporate culture has contributed to our success and, if we cannot maintain this culture as we grow, we could lose the productivity fostered by our culture, which could harm our business;

•	we may face risks with respect to future expansion and acquisitions or mergers;

•	changes in prevailing interest rates may negatively affect our net income and the value of our assets;

•	our construction and land development loans are subject to unique risks that could adversely affect our earnings;

•	if our allowance for loan losses is not sufficient to cover actual loan losses, our earnings would decrease;

•	competition from financial institutions and other financial service providers may adversely affect our profitability;

•	business increases, productivity gains and other investments are lower than expected or do not occur as quickly as anticipated;

•	competitive pressures among financial services companies increase significantly;

•	the strength of the United States economy in general and/or the strength of the local economies of the states in which United conducts operations changes;

•	trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, change;

•	inflation or market conditions fluctuate;

•	conditions in the stock market, the public debt market and other capital markets deteriorate;

•	financial services laws and regulations change;

•	technology changes and United fails to adapt to those changes;

•	consumer spending and saving habits change;

•	unanticipated regulatory or judicial proceedings occur; and

•	United is unsuccessful at managing the risks involved in the foregoing.
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

Overview
     United is a bank holding company registered with the Federal Reserve under the Bank Holding Company Act of 1956 that was incorporated under the laws of the state of Georgia in 1987 and commenced operations in 1988. At June 30, 2006, United had total consolidated assets of $6.3 billion, total loans of $4.8 billion, total deposits of $5.0 billion and stockholders’ equity of $496 million.
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
Results of Operations
     Net income was $16.9 million for the second quarter of 2006, an increase of $3.2 million, or 23%, from the same period in 2005. Diluted earnings per share was $.41 for the second quarter of 2006, compared with $.35 for the second quarter of 2005, an increase of 17%. Return on tangible equity for the second quarter was 17.68% for 2006, compared with 19.21% for 2005. Return on assets for the second quarter was 1.10% for 2006, compared with 1.03% for 2005.
     Year-to-date through June 30, net income was $33.0 million compared to $27.2 million for the first six months of 2005, an increase of 21%. Diluted earnings per share was $.80 for the six months ended June 30, 2006, compared with $.69 for the same period in 2005, an increase of 16%. Return on tangible equity for the first six months of 2006 was 17.67% compared to 19.52% for the first six months of 2005. The decrease in return on tangible equity reflects the $40.5 million in equity added by United’s fourth quarter stock offer. Return on assets for the six months ended June 30, 2006 was 1.10% compared to 1.04% for the six months ended June 30, 2005.

Table 1 — Financial Highlights
Selected Financial Information

						Second
	2006		2005			Quarter	For the Six		YTD
(in thousands, except per share	Second	First	Fourth	Third	Second	2006-2005	Months Ended		2006-2005
data; taxable equivalent)	Quarter	Quarter	Quarter	Quarter	Quarter	Change	2006	2005	Change
INCOME SUMMARY
Interest revenue	$111,728	$102,797	$95,465	$89,003	$80,701		$214,525	$154,350
Interest expense	49,407	43,065	38,576	34,033	29,450		92,472	54,817

Net interest revenue	62,321	59,732	56,889	54,970	51,251	22%	122,053	99,533	23%
Provision for loan losses	3,700	3,500	3,500	3,400	2,800		7,200	5,200
Fee revenue	11,976	11,758	11,373	12,396	12,179	(2)	23,734	22,379	6

Total revenue	70,597	67,990	64,762	63,966	60,630	16	138,587	116,712	19
Operating expenses	43,483	42,222	40,520	41,294	38,808	12	85,705	73,587	16

Income before taxes	27,114	25,768	24,242	22,672	21,822	24	52,882	43,125	23
Income taxes	10,185	9,729	9,012	8,374	8,049		19,914	15,911

Net income	$16,929	$16,039	$15,230	$14,298	$13,773	23	$32,968	$27,214	21

PERFORMANCE MEASURES
Per common share:
Basic earnings	$.42	$.40	$.39	$.37	$.36	17	$.82	$.71	15
Diluted earnings	.41	.39	.38	.36	.35	17	.80	.69	16
Cash dividends declared	.08	.08	.07	.07	.07	14	.16	.14	14
Book value	12.34	12.09	11.80	11.04	10.86	14	12.34	10.86	14
Tangible book value (2)	9.50	9.25	8.94	8.05	7.85	21	9.50	7.85	21
Key performance ratios:
Return on tangible equity (1)(2)(3)	17.68%	17.66%	18.20%	18.90%	19.21%		17.67%	19.52%
Return on equity (1)(3)	13.41	13.25	13.30	13.42	13.46		13.33	13.57
Return on assets (3)	1.10	1.09	1.05	1.01	1.03		1.10	1.04
Net interest margin (3)	4.34	4.33	4.20	4.17	4.12		4.34	4.09
Efficiency ratio	58.53	59.06	58.80	61.16	61.18		58.79	60.36
Dividend payout ratio	19.05	20.00	17.95	18.92	19.44		19.51	19.72
Equity to assets	7.95	8.04	7.69	7.46	7.65		7.99	7.68
Tangible equity to assets (2)	6.22	6.24	5.82	5.53	5.62		6.23	5.60

ASSET QUALITY
Allowance for loan losses	$58,508	$55,850	$53,595	$51,888	$49,873		$58,508	$49,873
Non-performing assets	8,805	8,367	12,995	13,565	13,495		8,805	13,495
Net charge-offs	1,042	1,245	1,793	1,385	1,380		2,287	2,523
Allowance for loan losses to loans	1.22%	1.22%	1.22%	1.22%	1.22%		1.22%	1.22%
Non-performing assets to total assets	.14	.14	.22	.24	.24		.14	.24
Net charge-offs to average loans (3)	.09	.11	.16	.13	.14		.10	.13

AVERAGE BALANCES
Loans	$4,690,196	$4,505,494	$4,328,613	$4,169,170	$3,942,077	19	$4,598,355	$3,870,177	19
Investment securities	1,039,707	1,038,683	1,004,966	1,008,687	996,096	4	1,039,198	971,283	7
Earning assets	5,758,697	5,574,712	5,383,096	5,239,195	4,986,339	15	5,667,213	4,903,610	16
Total assets	6,159,152	5,960,801	5,769,632	5,608,158	5,338,398	15	6,060,526	5,251,913	15
Deposits	4,842,389	4,613,810	4,354,275	4,078,437	3,853,884	26	4,728,731	3,786,276	25
Stockholders’ equity	489,821	478,960	443,746	418,459	408,352	20	484,420	403,286	20
Common shares outstanding:
Basic	40,156	40,088	39,084	38,345	38,270		40,122	38,234
Diluted	41,328	41,190	40,379	39,670	39,436		41,259	39,412

AT PERIOD END
Loans	$4,810,277	$4,584,155	$4,398,286	$4,254,051	$4,072,811	18	$4,810,277	$4,072,811	18
Investment securities	974,524	983,846	990,687	945,922	990,500	(2)	974,524	990,500	(2)
Earning assets	5,862,614	5,633,381	5,470,718	5,302,532	5,161,067	14	5,862,614	5,161,067	14
Total assets	6,331,136	6,070,596	5,865,756	5,709,666	5,540,242	14	6,331,136	5,540,242	14
Deposits	4,976,650	4,748,438	4,477,600	4,196,369	3,959,226	26	4,976,650	3,959,226	26
Stockholders’ equity	496,297	485,414	472,686	424,000	415,994	19	496,297	415,994	19
Common shares outstanding	40,179	40,119	40,020	38,383	38,283		40,179	38,283

(1)	Net income available to common stockholders, which excludes preferred stock dividends, divided by average realized common equity, which excludes accumulated other comprehensive income (loss).

(2)	Excludes effect of acquisition related intangibles and associated amortization.

(3)	Annualized.

Net Interest Revenue (Taxable Equivalent)
     Net interest revenue (the difference between the interest earned on assets and the interest paid on deposits and borrowed funds) is the single largest component of total revenue. United actively manages this revenue source to provide an optimal level of revenue while balancing interest rate, credit and liquidity risks. Net interest revenue for the second quarter 2006 was $62.3 million, up 22% over last year. Year-to-date net interest revenue of $122.1 million increased 23% as compared to the first six months of 2005. The increase for the second quarter of 2006 was driven by strong loan growth funded by customer deposit growth and a 22 basis point widening of the net interest margin to 4.34%. Average loans for the second quarter increased $748 million, or 19%, from the second quarter of 2005, and year to date average loans increased $728 million, or 19% from the first six months of 2005. This loan growth was due to the continued high loan demand across all markets and the generation of loans at de novo offices. Period end loan balances for the second quarter of 2006 increased $737 million as compared with June 30, 2005. Of this increase, $463 million was in the North Georgia markets (which includes $216 million in Gainesville / Hall County related to the de novo expansion in May 2005), $67 million in western North Carolina, $159 million in the metro Atlanta market, $18 million in east Tennessee, and $30 million in the coastal Georgia markets.
     Average interest-earning assets for the second quarter and first six months of 2006 increased $772.4 million, or 15%, and $763.6 million, or 16%, respectively, over the same periods in 2005. These increases reflect strong organic loan growth, as well as a modest increase in the average investment securities portfolio. The majority of the increase in interest-earning assets was funded by interest-bearing sources resulting in increases in average interest-bearing liabilities for the second quarter and year-to-date of approximately $643.7 million and $626.4 million, respectively, as compared with the same periods in 2005.
     The banking industry uses two ratios to measure relative profitability of net interest revenue. The net interest rate spread measures the difference between the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities. The interest rate spread eliminates the impact of non-interest-bearing sources of funds and gives a direct perspective on the effect of market interest rate movements. The net interest margin is defined as net interest revenue as a percent of average total interest-earning assets and takes into account the positive impact of investing non interest-bearing deposits and capital.
     For the three months ended June 30, 2006 and 2005, the net interest spread was 3.80% and 3.76%, respectively, while the net interest margin was 4.34% and 4.12%, respectively. For the first six months of 2006 and 2005, the net interest spread was 3.82% and 3.75%, respectively, while the net interest margin was 4.34% and 4.09%, respectively. Since June of 2004, the Federal Reserve has increased the federal funds rate 17 times for a total of 425 basis points. This had a positive impact on net interest revenue and net interest margin due to United’s slightly asset sensitive balance sheet. The widening of the spread was primarily attributed to United’s ability to reprice deposits slower and less substantially than loans in response to the rise in short-term interest rates. Also contributing to the improvement in the net interest spread was a significant increase in deposits. United was able to remain competitive in deposit pricing but still gather deposits below wholesale borrowing rates. The shift from relatively higher-priced wholesale funding sources to lower cost deposits favorably impacted both the net interest spread and net interest margin.
     The increases in the prime and federal funds rates, which effect variable rate assets and liabilities, along with the loan growth mentioned above were the two primary reasons for the increases in the net interest margin and net interest revenue. Most of the loan growth added over the last three years has been prime-based, adjusted daily. At June 30, 2006, United had approximately $2.8 billion in loans indexed to the daily Prime Rate published in the Wall Street Journal compared with $2.3 billion a year ago. At June 30, 2006 and 2005, United had receive-fixed swap contracts with a total notional value of $314 million and $538 million, respectively, that were used to reduce United’s exposure to changes in interest rates that were accounted for as cash flow hedges of prime-based loans. The use of swap contracts is more fully explained in the Interest Rate Sensitivity Management section of this report beginning on page 21.
     The average yield on interest-earning assets for the second quarter was 7.78%, compared with 6.49% in the second quarter of 2005. Year-to-date average yield on interest-earning assets was 7.63%, compared with 6.34% for the first six months of 2005. Loan yields for the second quarter and the first six months of 2006 were up 143 and 141 basis points, respectively, as compared to the same periods of 2005, due to the higher aggregate balance of prime-based, adjusted daily loans and the increases in the prime lending rate.
     The average cost of interest-bearing liabilities for the second quarter was 3.98%, an increase of 125 basis points from the second quarter of 2005. Year-to-date average cost of interest-bearing liabilities was 3.81%, an increase of 122 basis points from the first six months of 2005. The increase reflects the impact of rising rates on United’s floating rate sources of funding and increased deposit pricing in selected products and markets. The impact of these increases on the overall cost of funds was partially offset by the changing liability mix out of wholesale borrowings to lower cost deposits.

     The following table shows the relationship between interest revenue and expense and the average balances of interest-earning assets and interest-bearing liabilities for the three months ended June 30, 2006 and 2005.
Table 2 — Average Consolidated Balance Sheets and Net Interest Analysis
For the Three Months Ended June 30,

	2006			2005
	Average		Avg.	Average		Avg.
(dollars in thousands, taxable equivalent)	Balance	Interest	Rate	Balance	Interest	Rate

Assets:
Interest-earning assets:
Loans, net of unearned income (1)(2)	$4,690,196	$98,965	8.46%	$3,942,077	$69,130	7.03%
Taxable securities (3)	991,701	11,521	4.65	946,543	10,190	4.31
Tax-exempt securities (1) (3)	48,006	837	6.98	49,553	869	7.01
Federal funds sold and other interest-earning assets	28,794	405	5.63	48,166	512	4.25

Total interest-earning assets	5,758,697	111,728	7.78	4,986,339	80,701	6.49

Non-interest-earning assets:
Allowance for loan losses	(57,654)			(49,576)
Cash and due from banks	129,389			94,488
Premises and equipment	120,870			103,439
Other assets (3)	207,850			203,708

Total assets	$6,159,152			$5,338,398

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
Transaction accounts	$1,282,798	8,956	2.80	$1,109,861	4,379	1.58
Savings deposits	174,533	226	.52	176,624	174	.40
Time deposits less than $100,000	1,344,861	14,066	4.20	1,025,236	7,307	2.86
Time deposits greater than $100,000	1,061,249	12,147	4.59	661,214	5,515	3.35
Brokered deposits	327,962	3,386	4.14	311,933	2,197	2.83

Total interest-bearing deposits	4,191,403	38,781	3.71	3,284,868	19,572	2.39

Federal funds purchased & other borrowings	165,563	2,078	5.03	149,438	1,185	3.18
Federal Home Loan Bank advances	506,531	6,380	5.05	785,523	6,565	3.35
Long-term debt	111,869	2,168	7.77	111,868	2,128	7.63

Total borrowed funds	783,963	10,626	5.44	1,046,829	9,878	3.78

Total interest-bearing liabilities	4,975,366	49,407	3.98	4,331,697	29,450	2.73

Non-interest-bearing liabilities:
Non-interest-bearing deposits	650,986			569,016
Other liabilities	42,979			29,333

Total liabilities	5,669,331			4,930,046
Stockholders’ equity	489,821			408,352

Total liabilities and stockholders’ equity	$6,159,152			$5,338,398

Net interest revenue		$62,321			$51,251

Net interest-rate spread			3.80%			3.76%

Net interest margin (4)			4.34%			4.12%

(1)	Interest revenue on tax-exempt securities and loans has been increased to reflect comparable interest on taxable securities and loans.
The rate used was 39%, reflecting the statutory federal tax rate and the federal tax adjusted state tax rate.

(2)	Included in the average balance of loans outstanding are loans where the accrual of interest has been discontinued.

(3)	Securities available for sale are shown at amortized cost. Pretax unrealized losses of $21.6 million and $782,000 in 2006 and 2005, respectively, are included in other assets for purposes of this presentation.

(4)	Net interest margin is taxable equivalent net-interest revenue divided by average interest-earning assets.

     The following table shows the relationship between interest revenue and expense and the average balances of interest-earning assets and interest-bearing liabilities for the six months ended June 30, 2006 and 2005.
Table 2 — Average Consolidated Balance Sheets and Net Interest Analysis
For the Six Months Ended June 30,

	2006			2005
	Average		Avg.	Average		Avg.
(dollars in thousands, taxable equivalent)	Balance	Interest	Rate	Balance	Interest	Rate

Assets:
Interest-earning assets:
Loans, net of unearned income (1)(2)	$4,598,355	$189,219	8.30%	$3,870,177	$132,266	6.89%
Taxable securities (3)	990,698	22,839	4.61	921,564	19,204	4.17
Tax-exempt securities (1) (3)	48,500	1,683	6.94	49,719	1,733	6.97
Federal funds sold and other interest-earning assets	29,660	784	5.29	62,150	1,147	3.69

Total interest-earning assets	5,667,213	214,525	7.63	4,903,610	154,350	6.34

Non-interest-earning assets:
Allowance for loan losses	(56,247)			(48,869)
Cash and due from banks	125,957			93,446
Premises and equipment	118,245			102,927
Other assets (3)	205,358			200,799

Total assets	$6,060,526			$5,251,913

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
Transaction accounts	$1,264,373	$16,143	2.57	$1,092,181	$7,906	1.46
Savings deposits	175,161	454	.52	175,033	342	.39
Time deposits less than $100,000	1,307,676	26,101	4.03	1,010,395	13,769	2.75
Time deposits greater than $100,000	1,020,682	22,556	4.46	626,918	9,884	3.18
Brokered deposits	321,562	6,328	3.97	329,396	4,374	2.68

Total interest-bearing deposits	4,089,454	71,582	3.53	3,233,923	36,275	2.26

Federal funds purchased & other borrowings	147,185	3,560	4.88	144,533	2,072	2.89
Federal Home Loan Bank advances	546,405	13,009	4.80	778,160	12,222	3.17
Long-term debt	111,868	4,321	7.79	111,868	4,248	7.66

Total borrowed funds	805,458	20,890	5.23	1,034,561	18,542	3.61

Total interest-bearing liabilities	4,894,912	92,472	3.81	4,268,484	54,817	2.59

Non-interest-bearing liabilities:
Non-interest-bearing deposits	639,276			552,354
Other liabilities	41,918			27,789

Total liabilities	5,576,106			4,848,627
Stockholders’ equity	484,420			403,286

Total liabilities and stockholders’ equity	$6,060,526			$5,251,913

Net interest revenue		$122,053			$99,533

Net interest-rate spread			3.82%			3.75%

Net interest margin (4)			4.34%			4.09%

(1)	Interest revenue on tax-exempt securities and loans has been increased to reflect comparable interest on taxable securities and loans.
The rate used was 39%, reflecting the statutory federal tax rate and the federal tax adjusted state tax rate.

(2)	Included in the average balance of loans outstanding are loans where the accrual of interest has been discontinued.

(3)	Securities available for sale are shown at amortized cost. Pretax unrealized losses of $17.9 million in 2006 and pretax unrealized gains of $1.1 million in 2005 are included in other assets for purposes of this presentation.

(4)	Net interest margin is taxable equivalent net-interest revenue divided by average interest-earning assets.

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
Table 3 — Change in Interest Revenue and Expense on a Taxable Equivalent Basis
(in thousands)

	Three Months Ended June 30, 2006			Six Months Ended June 30, 2006
	Compared to 2005			Compared to 2005
	Increase (decrease)			Increase (decrease)
	due to changes in			due to changes in
	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Loans	$14,407	$15,428	$29,835	$27,322	$29,631	$56,953
Taxable securities	501	830	1,331	1,504	2,131	3,635
Tax-exempt securities	(28)	(4)	(32)	(43)	(7)	(50)
Federal funds sold and other interest-earning assets	(243)	136	(107)	(1,284)	921	(363)

Total interest-earning assets	14,637	16,390	31,027	27,499	32,676	60,175

Interest-bearing liabilities:
Transaction accounts	771	3,806	4,577	1,409	6,828	8,237
Savings deposits	(2)	54	52	—	112	112
Time deposits less than $100,000	2,704	4,055	6,759	4,781	7,551	12,332
Time deposits greater than $100,000	4,106	2,526	6,632	7,729	4,943	12,672
Brokered deposits	118	1,071	1,189	(106)	2,060	1,954

Total interest-bearing deposits	7,697	11,512	19,209	13,813	21,494	35,307

Federal funds purchased & other borrowings	140	753	893	39	1,449	1,488
Federal Home Loan Bank advances	(2,819)	2,634	(185)	(4,327)	5,114	787
Long-term debt	—	40	40	—	73	73

Total borrowed funds	(2,679)	3,427	748	(4,288)	6,636	2,348

Total interest-bearing liabilities	5,018	14,939	19,957	9,525	28,130	37,655

Increase in net interest revenue	$9,619	$1,451	$11,070	$17,974	$4,546	$22,520

Provision for Loan Losses
     The provision for loan losses was $3.7 million for the second quarter of 2006, compared with $2.8 million for the same period in 2005. Year-to-date provision for loan losses of $7.2 million was $2.0 million, or 38% higher than the first six months of 2005. Net loan charge-offs as an annualized percentage of average outstanding loans for the three months ended June 30, 2006 were .09%, as compared with .14% for the second quarter of 2005. Year-to-date, net charge-offs as a percentage of average outstanding loans were .10%, compared to .13% for the first six months of 2005. Net loan charge-offs remained in line with management’s expectation and within the Company’s historical loss range as a percentage of average outstanding loans.
     The provision for loan losses is based on management’s evaluation of losses inherent in the loan portfolio and the corresponding analysis of the allowance for loan losses at quarter-end. Although United’s credit quality indicators such as the relative level of nonperforming assets and net charge-offs showed improvement in the second quarter, other factors considered in management’s evaluation of the adequacy of the allowance for loan losses support the higher provision for loan losses. The primary factors affecting the increase in the provision for loan losses include an increasing level of construction and land development loans, the increasing size of individual credit exposures and the effect of rising interest rates on United’s substantially floating rate loan portfolio. Management believes that the second quarter credit quality indicators are volatile while at the lower end of historic levels and nonperforming assets and net charge-offs will return to a range in line with United’s experience over the last few years. Additional discussion on loan quality and the allowance for loan losses is included in the Asset Quality section of this report.

Fee Revenue
     Fee revenue for the second quarter of 2006 totaled $12.0 million, a decrease of $203,000, or 2%, from the second quarter of 2005, due primarily to $530,000 in gains from the sale of two banking offices during the second quarter of 2005 and $280,000 in charges for the early prepayment of Federal Home Loan Bank advances in the second quarter of 2006, recorded as a charge to “other” fee revenue. Excluding these non-recurring items, fee revenue was up approximately 5% for the quarter. Year-to-date fee revenue was $23.7 million, an increase of $1.4 million, or 6%, from the first six months of 2005. Fee revenue accounted for approximately 17% of total revenue for the second quarter of 2006, compared with 20% for the second quarter of 2005. Year-to-date fee revenue also accounted for approximately 17% of total revenue, compared with 19% for the first six months of 2005. The decrease in fee revenue as a percentage of total revenue reflects the strong growth in net interest revenue from a year ago. United continues to focus on increasing fee revenue through new products and services. The following table presents the components of fee revenue for the second quarter and first six months of 2006 and 2005.
Table 4 — Fee Revenue
For the Three and Six Months Ended June 30,
(dollars in thousands, taxable equivalent)

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2006	2005	Change	2006	2005	Change
Service charges and fees	$6,828	$6,280	9%	$13,181	$11,894	11%
Mortgage loan and related fees	1,708	1,742	(2)	3,221	3,225	—
Consulting fees	1,572	1,685	(7)	3,156	3,167	—
Brokerage fees	796	768	4	1,646	1,210	36
Securities losses, net	—	(2)		(3)	(2)
Other	1,072	1,706	(37)	2,533	2,885	(12)

Total	$11,976	$12,179	(2)	$23,734	$22,379	6

     Service charges and fees for the second quarter of 2006 increased $548,000, or 9%, from 2005. Year-to-date service charges increased $1.3 million, or 11%, over the same period in 2005. This increase was primarily due to growth in transactions and new accounts resulting from core deposit programs, growth in overdraft products, and the cross-selling of other products and services. Electronic banking revenue was $1.4 million for the second quarter of 2006, an increase of 32% from 2005. This increase is the result of higher debit card usage fees, a larger customer base, and a tendency for customers to migrate towards the convenience of electronic forms of banking.
     Mortgage loans and related fees of $1.7 million for the second quarter and $3.2 million for the first six months of 2006 were essentially unchanged from the same periods of 2005. Mortgage loan originations of $92 million for the second quarter of 2006 were down $6 million, or 6%, from 2005. Year-to-date mortgage loan originations of $169 million were down $9 million, or 5%, from the first six months of 2005. These reductions were reflective of a less favorable rate environment in the second quarter and first six months of 2006. The decreases in the amount of originations were partially offset by improved pricing. Substantially all originated residential mortgages were sold into the secondary market, including the right to service these loans.
     Consulting fees of $1.6 million for the second quarter were down $113,000, or 7%, from the second quarter of 2005. This decrease was primarily due to lower fees in advisory services and network services. Year-to-date consulting fees of $3.2 million were essentially unchanged from the first six months of 2005.
     Brokerage fees of $796,000 for the second quarter were up $28,000, or 4%, from the first three months of 2005. Year-to-date brokerage fees were up $436,000, or 36%, from the first six months of 2005 due to strong market activity.
     Other fee revenue of $1.1 million for the second quarter was down $634,000, or 37%, from the second quarter of 2005. Year-to-date other fee revenue of $2.5 million was down $352,000, or 12%, from the first six months of 2005. This decrease was primarily the result of gains of $530,000 on the sale of two banking offices in the second quarter of 2005 and $280,000 in charges for the prepayment of Federal Home Loan Bank advances.

Operating Expenses
     Operating expenses for the second quarter of 2006 totaled $43.5 million, an increase of $4.7 million, or 12%, from the second quarter of 2005. Year-to-date operating expenses of $85.7 million increased $12.1 million, or 16%, from the first six months of 2005. The following table presents the components of operating expenses for the three and six months ended June 30, 2006 and 2005.
Table 5 — Operating Expenses
For the Three and Six Months Ended June 30,
(dollars in thousands)

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2006	2005	Change	2006	2005	Change
Salaries and employee benefits	$28,307	$25,274	12%	$55,950	$47,509	18%
Communications and equipment	3,731	3,115	20	7,107	6,097	17
Occupancy	2,916	2,718	7	5,848	5,386	9
Advertising and public relations	1,948	1,699	15	3,836	3,062	25
Postage, printing and supplies	1,289	1,369	(6)	2,805	2,720	3
Professional fees	1,069	1,071	—	2,230	2,109	6
Amortization of intangibles	503	503	—	1,006	1,006	—
Other	3,720	3,059	22	6,923	5,698	21

Total	$43,483	$38,808	12	$85,705	$73,587	16

     Salaries and employee benefits for the second quarter of 2006 totaled $28.3 million, an increase of $3.0 million, or 12%, over the second quarter of 2005. Year-to-date salaries and employee benefits of $56 million was up $8.4 million, or 18%, from the first six months of 2005. At June 30, 2006, total staff was 1,773, an increase of 114 employees from the second quarter of 2005. De novo expansion accounted for nearly 60% of this increase as United added 8 new offices in the past twelve months of which 3 were opened in the first half of 2006. The remainder of these increases was due to the additional staff required to support United’s business growth, expensing of stock options, and higher insurance and other health-care related expenses.
     Communication and equipment expense for the second quarter of 2006 was up $616,000, or 20%, from the second quarter of 2005, and up $1.1 million, or 17%, for the first six months of 2006 as compared to the same period of 2005. This increase was the result of additional banking offices and further investments and upgrades in technology equipment to support business growth.
     Occupancy expense for the second quarter of 2006 was up $198,000, or 7%, from the second quarter of 2005. Year-to-date occupancy expense increased $462,000, or 9%, from the first six months of 2005. The majority of this increase was the result of higher facilities costs and maintenance expenses resulting from additional banking offices added through de novo expansion.
     Advertising and public relations expense for the second quarter of 2006 was up $249,000, or 15%, from the second quarter of 2005. Year-to-date advertising and public relations expense increased $774,000, or 25%, from the first six months of 2005. These increases reflect the program costs associated with several initiatives to raise core deposits and marketing campaigns to generate brand awareness in new markets added by de novo expansion.
     The changes in postage, printing and supplies expense and professional fees expense for the quarter and the six months were due to timing of services provided, the growing number of offices, and higher costs to support business growth.
     Other expense for the second quarter of 2006 increased by $661,000, or 22%, from 2005. Year-to-date other expense increased $1.2 million, or 21%, from the first six months of 2005. These increases were due primarily to write-downs on foreclosed real estate properties and higher costs to support de novo expansion and business growth within United’s markets.
     The efficiency ratio measures total operating expenses as a percentage of total revenue, excluding the provision for loan losses and net securities gains or losses. United’s efficiency ratio for the second quarter was 58.53% compared with 61.18% for the second quarter of 2005. Year-to-date, the efficiency ratio was 58.79% compared with 60.36% for the first six months of 2005. The decrease is primarily the result of the increase in net interest revenue, offset by the cost of additional de novo locations. United’s efficiency ratio remained within management’s long-term efficiency goal of 58% — 60%.

Income Taxes
     Income tax expense was $9.7 million for the second quarter of 2006, as compared with $7.7 million for the second quarter of 2005, representing a 36.50% and 35.75% effective tax rate, respectively. The effective tax rates were lower than the statutory tax rates primarily due to interest revenue on certain investment securities and loans that are exempt from income taxes and tax credits received on affordable housing investments. The effective tax rate has increased as tax-exempt interest revenue on securities and loans has declined as a percentage of pre-tax earnings, and due to the expensing of stock options, which includes incentive stock options that are not deductible for tax purposes. Additional information regarding income taxes can be found in Note 14 to the consolidated financial statements filed with United’s 2005 Form 10-K.
Balance Sheet Review
     Total assets at June 30, 2006 were $6.3 billion, 8% higher than the $5.9 billion at December 31, 2005 and 14% higher than the $5.5 billion at June 30, 2005. Average total assets for the second quarter of 2006 were $6.2 billion, up $821 million, or 15%, from average assets in the second quarter of 2005.
Loans
     The following table presents a summary of the loan portfolio.
Table 6 — Loans Outstanding
(dollars in thousands)

	June 30,	December 31,	June 30,
	2006	2005	2005
Commercial (commercial and industrial)	$255,546	$236,882	$222,452
Commercial (secured by real estate)	1,129,973	1,055,191	1,016,700

Total commercial	1,385,519	1,292,073	1,239,152
Construction and land development	1,994,860	1,738,990	1,480,664
Residential mortgage	1,261,107	1,205,685	1,194,724
Installment	168,791	161,538	158,271

Total loans	$4,810,277	$4,398,286	$4,072,811

As a percentage of total loans:
Commercial (commercial and industrial)	5%	5%	6%
Commercial (secured by real estate)	24	24	25

Total commercial	29	29	31
Construction and land development	41	40	36
Residential mortgage	26	27	29
Installment	4	4	4

Total	100%	100%	100%

     At June 30, 2006, total loans were $4.8 billion, an increase of $737 million, or 18% from June 30, 2005 and an increase of $412 million, or 9%, from December 31, 2005. United continues to experience strong loan growth in all markets, with particular strength in construction and land development loans. Substantially all loans are to customers located in the immediate market areas of the banks in Georgia, North Carolina, and Tennessee. Approximately $514 million or 70% of the increase in loans from the second quarter of 2005 occurred in construction and land development loans.

Asset Quality and Risk Elements
     United manages asset quality and controls credit risk through close review and oversight of the loan portfolio as well as adherence to policies designed to promote sound underwriting and loan monitoring practices. United’s credit administration function is responsible for monitoring asset quality, establishing credit policies and procedures and the consistent application of these policies and procedures at all of the Banks. Additional information on the credit administration function is included in Item 1 under the heading Loan Review and Non-performing Assets in United’s Annual Report on Form 10-K.
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
     The following table presents a summary of the changes in the allowance for loan losses for the three and six-month periods ended June 30, 2006 and 2005.
Table 7 — Summary of Loan Loss Experience
(dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Balance beginning of period	$55,850	$48,453	$53,595	$47,196
Loans charged-off	(1,530)	(1,706)	(3,413)	(3,109)
Recoveries	488	326	1,126	586

Net charge-offs	(1,042)	(1,380)	(2,287)	(2,523)
Provision for loan losses	3,700	2,800	7,200	5,200

Balance end of period	$58,508	$49,873	$58,508	$49,873

Total loans:
At period end	$4,810,277	$4,072,811	$4,810,277	$4,072,811
Average	4,690,196	3,942,077	4,598,355	3,870,177
As a percentage of average loans (annualized):
Net charge-offs	.09%	.14%	.10%	.13%
Provision for loan losses	.32	.28	.31	.27
Allowance as a percentage of period end loans	1.22	1.22	1.22	1.22
Allowance as a percentage of non-performing loans	898	435	898	435
     Management believes that the allowance for loan losses at June 30, 2006 is adequate to absorb losses inherent in the loan portfolio. This assessment involves uncertainty and judgment; therefore, the adequacy of the allowance for loan losses cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examination of the Banks, may require adjustments to the provision for loan losses in future periods if, in their opinion, the results of their review warrant such additions.

Non-performing Assets
     The table below summarizes non-performing assets.
Table 8 — Non-Performing Assets
(dollars in thousands)

	June 30,	December 31,	June 30,
	2006	2005	2005
Non-accrual loans	$6,518	$11,997	$11,465
Loans past due 90 days or more and still accruing	—	—	—

Total non-performing loans	6,518	11,997	11,465
Other real estate owned	2,287	998	2,030

Total non-performing assets	$8,805	$12,995	$13,495

Non-performing loans as a percentage of total loans	.14%	.27%	.28%

Non-performing assets as a percentage of total assets	.14	.22	.24
     Non-performing loans, which include non-accrual loans and accruing loans past due over 90 days, totaled $6.5 million at June 30, 2006, compared with $12.0 million at December 31, 2005 and $11.5 million at June 30, 2005. The ratio of non-performing loans to total loans decreased 14 basis points from June 30, 2005 and 13 basis points from December 31, 2005. Non-performing assets, which include non-performing loans and foreclosed real estate, totaled $8.8 million at June 30, 2006, compared with $13.0 million at December 31, 2005 and $13.5 million at June 30, 2005.
     United’s policy is to place loans on non-accrual status when, in the opinion of management, the principal and interest on a loan is not likely to be repaid in accordance with the loan terms or when the loan becomes 90 days past due and is not well secured and in the process of collection. When a loan is placed on non-accrual status, interest previously accrued, but not collected, is reversed against current interest revenue. Depending on management’s evaluation of the borrower and loan collateral, interest revenue on a non-accrual loan may be recognized on a cash basis as payments are received. There were no commitments to lend additional funds to customers whose loans were on non-accrual status at June 30, 2006.
     At June 30, 2006 and 2005, there were $1.3 million and $6.9 million, respectively, of loans classified as impaired under the definition outlined in SFAS No. 114. Specific reserves allocated to these impaired loans totaled $332,000 at June 30, 2006, and $1.7 million at June 30, 2005. The average recorded investment in impaired loans for the quarters ended June 30, 2006 and 2005, was $1.7 million and $7.0 million, respectively. Interest revenue recognized on loans while they were impaired for the second quarter and first six months of 2006 approximated $8,000 and $22,000, respectively, compared with $9,000 and $13,000 for the same periods in 2005.
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
     Total investment securities available for sale at quarter-end decreased $16 million from second quarter of 2005. The investment portfolio is used as a supplemental tool to stabilize interest rate sensitivity and increase net interest revenue. At June 30, 2006, the securities portfolio accounts for approximately 15% of total assets, compared with 17% at December 31, 2005 and 18% at June 30, 2005.
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

Deposits
     Total deposits at June 30, 2006 were $5.0 billion, an increase of $1.0 billion, or 26%, from June 30, 2005. Total non-interest-bearing demand deposit accounts of $662 million increased $72 million, or 12%, and interest-bearing demand and savings accounts of $1.5 billion increased $161 million, or 12%, reflecting the success of United’s initiatives to raise core deposits.
     Total time deposits as of June 30, 2006 were $2.8 billion, an increase of $785 million, or 38%, from the second quarter of 2005. Time deposits less than $100,000 totaled $1.4 billion, compared with $1.0 billion a year ago, an increase of 33%. Time deposits of $100,000 and greater totaled $1.1 billion, compared with $697 million at June 30, 2005, an increase of 59%. United actively pursued time deposits as rates were as much as 50 basis points below wholesale borrowings with similar terms. United utilizes “brokered” time deposits, issued in certificates of less than $100,000, as an alternative source of cost-effective funding. Brokered time deposits outstanding at June 30, 2006 were $340 million compared with $311 million at June 30, 2005, an increase of 9%.
Wholesale Funding
     At June 30, 2006, both of the Banks were shareholders in the Federal Home Loan Bank (“FHLB”). Through this affiliation, FHLB secured advances totaled $459 million and $800 million at June 30, 2006 and 2005, respectively, and were priced at rates competitive with time deposits of like maturities. United anticipates continued utilization of this short and long-term source of funds. FHLB advances outstanding at June 30, 2006 had both fixed and floating interest rates ranging from 2.72% to 6.59%. Additional information regarding FHLB advances, including scheduled maturities, is provided in Note 10 to the consolidated financial statements included in United’s 2005 Form 10-K.
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
     One of the tools management utilizes to estimate the sensitivity of net interest revenue to changes in interest rates is an interest rate simulation model. Such estimates are based upon a number of assumptions for various scenarios, including the level of balance sheet growth, deposit repricing characteristics and the rate of prepayments. The simulation model measures the potential change in net interest revenue over a twelve-month period under various interest rate scenarios. United’s baseline scenario assumes rates remain flat (“flat rate scenario”) over the next twelve months and is the scenario that all others are compared to in order to measure the change in net interest revenue. United runs ramp scenarios that assume gradual increases and decreases of 200 basis points each over the next twelve months. United’s policy for net interest revenue simulation is limited to a change from the flat rate scenario of less than 10% for the up or down 200 basis point ramp scenarios over twelve months. At June 30, 2006, United’s simulation model indicated that a 200 basis point increase in rates over the next twelve months would cause an approximate 3.4% increase in net interest revenue and a 200 basis point decrease in rates over the next twelve months would cause an approximate 6.2% decrease in net interest revenue.
     In order to manage its interest rate sensitivity, United uses off-balance sheet contracts that are considered derivative financial instruments. Derivative financial instruments can be a cost and capital effective means of modifying the repricing characteristics of on-balance sheet assets and liabilities. The offset of these instruments is included in United’s simulation modeling. At June 30, 2006, United was a party to interest rate swap contracts under which it pays a variable rate and receives a fixed rate.

     The following table presents the interest rate swap contracts outstanding at June 30, 2006.
Table 9 — Interest Rate Swap Contracts
As of June 30, 2006
(dollars in thousands)

	Notional	Rate	Rate	Fair
Type/Maturity	Amount	Received	Paid(1)	Value
Cash Flow Contracts
September 30, 2006	$10,000	7.04%	8.25%	$(37)
October 12, 2006	15,000	6.94	8.25	(67)
December 4, 2006	15,000	5.85	8.25	(209)
December 17, 2006	30,000	5.99	8.25	(390)
December 31, 2006	25,000	7.59	8.25	(117)
January 3, 2007	25,000	7.11	8.25	(185)
January 3, 2007	25,000	7.63	8.25	(124)
January 18, 2007	25,000	6.51	8.25	(281)
March 21, 2007	25,000	7.00	8.25	(275)
April 19, 2007	15,000	5.85	8.25	(403)
May 13, 2007	15,000	6.47	8.25	(316)
May 13, 2007	10,000	6.47	8.25	(210)
May 13, 2007	25,000	6.47	8.25	(442)
October 23, 2007	54,000	6.08	8.25	(1,110)

Total Cash Flow Contracts	$314,000	6.61%	8.25%	$(4,166)

(1)	Based on prime rate at June 30, 2006.
     Derivative financial instruments used for hedging purposes are classified as either cash flow or fair value hedges. The change in fair value of cash flow hedges is recognized in other comprehensive income. Fair value hedges recognize currently in earnings both the impact of change in the fair value of the derivative financial instrument and the offsetting impact of the change in fair value of the hedged asset or liability. At June 30, 2006, all United’s derivatives were designated as cash flow hedges of prime based loans.
     Subsequent to June 30, 2006, management began an initiative to reduce United’s interest rate sensitivity. As part of this initiative, United terminated all of its existing receive fixed, pay prime swap contracts and replaced them with $405 million notional in new receive fixed, pay prime swaps. In addition, United entered into prime based interest rate floor contracts with a notional value of $500 million. The losses resulting from the termination of the existing swap contracts will be amortized over the remaining original maturity for each contract.
     All of the new derivative contracts will be accounted for as cash flow hedges of prime based loans. Management plans to complete these and other transactions during the third quarter as it moves its balance sheet toward a more interest-rate neutral position.
     United’s policy requires all derivative financial instruments be used only for asset/liability management through the hedging of specific transactions or positions, and not for trading or speculative purposes. Management believes that the risk associated with using derivative financial instruments to mitigate interest rate risk is minimal and should not have any material unintended impact on the financial condition or results of operations. In order to mitigate potential credit risk, from time to time United may require the counterparties to derivative contracts to pledge securities as collateral to cover the net exposure.
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
     The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and the maturities and sales of securities. Mortgage loans held for sale totaled $24 million at June 30, 2006, and typically turn over every 45 days as the closed loans are sold to investors in the secondary market.
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
     United has available one line of credit at its holding company with another financial institution totaling $45 million. At June 30, 2006, United had no outstanding balance on this line of credit. United had sufficient qualifying collateral to increase FHLB advances by $495 million at June 30, 2006. United’s internal policy limits brokered deposits to 25% of total non-brokered deposits. At June 30, 2006, United had the capacity to increase brokered deposits by $819 million and still remain within this limit.
     As disclosed in United’s consolidated statement of cash flows, net cash provided by operating activities was $22.5 million for the six months ended June 30, 2006. The major contributors in this category were net income of $33.0 million, depreciation, amortization and accretion of $8.4 million, provision for loan losses of $7.2 million, and stock based compensation of $1.3 million. They were offset by an increase in mortgage loans held for sale of $1.7 million, a decrease in accrued expenses and other liabilities of $7.0 million, and an increase in other assets and accrued interest receivable of $18.5 million. Net cash used by investing activities of $428.5 million consisted primarily of a net increase in loans totaling $417.5 million, purchases of premises and equipment of $17.1 million, and $63.3 million used to purchase investment securities, partially offset by proceeds from sales of securities of $7.6 million, maturities and calls of investment securities of $59.0 million, and sales of premises, equipment and other real estate of $2.6 million. Net cash provided by financing activities consisted primarily of a net increase in deposits of $499.1 million, a net increase in federal funds purchased, repurchase agreements, and other short-term borrowings of $126.7 million, and proceeds from exercise of stock options and common stock issued for employee benefit plans of $2.2 million, partially offset by a net decrease in FHLB advances of $177.0 million, and cash dividends paid of $6.0 million. In the opinion of management, the liquidity position at June 30, 2006 is sufficient to meet its expected cash flow requirements.
Capital Resources and Dividends
     Shareholders’ equity at June 30, 2006 was $496.3 million, an increase of $80.3 million, or 19% from June 30, 2005. Accumulated other comprehensive income (loss) is not included in the calculation of regulatory capital adequacy ratios. Excluding the change in the accumulated other comprehensive income (loss), shareholders’ equity increased $98.1 million, or 24%, from June 30, 2005. Dividends of $6.4 million, or $.16 per share, were declared on common stock during the first six months of 2006, an increase of 20% from the amount declared in the same period in 2005 due to a 14% increase in the dividend rate and an increase in the number of outstanding shares. The dividend payout ratio for the second quarter was 19% for 2006 and 2005. United has historically retained the majority of its earnings in order to provide a cost effective source of capital for continued growth and expansion. However, in recognition that cash dividends are an important component of shareholder value, United has instituted a dividend program that provides for increased cash dividends when earnings and capital levels permit.
     United’s Board of Directors has authorized the repurchase of United’s outstanding common stock for the general corporate purposes. At June 30, 2006, 1,000,000 shares may be repurchased under the current authorization through December 31, 2007.
     United’s common stock trades on the Nasdaq Global Market under the symbol “UCBI”. Below is a quarterly schedule of high, low and closing stock prices and average daily volume for 2006 and 2005.
Table 10 — Stock Price Information

	2006				2005
	High	Low	Close	Avg Volume	High	Low	Close	Avg Volume
First quarter	$29.64	$26.02	$28.15	59,252	$27.92	$23.02	$23.73	42,662
Second quarter	31.26	27.02	30.44	92,937	26.44	21.70	26.02	63,805
Third quarter					29.36	25.75	28.50	59,305
Fourth quarter					30.50	25.32	26.66	74,710

The following table presents the quarterly cash dividends declared in 2006 and 2005 and the respective payout ratios as a percentage of basic earnings per share, which excludes merger-related charges.
Table 11 — Dividend Payout Information

	2006		2005
	Dividend	Payout %	Dividend	Payout %
First quarter	$.08	20	$.07	20
Second quarter	.08	19	.07	19
Third quarter			.07	19
Fourth quarter			.07	18
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
     The following table shows United’s capital ratios, as calculated under regulatory guidelines, at June 30, 2006 and 2005.
Table 12 — Capital Ratios
(dollars in thousands)

	2006		2005
	Actual	Regulatory	Actual	Regulatory
	Amount	Minimum	Amount	Minimum
Tier I Leverage:
Amount	$443,094	$181,376	$343,649	$156,713
Ratio	7.33%	3.00%	6.58%	3.00%

Tier I Risk-Based:
Amount	$443,094	$202,567	$343,649	$170,815
Ratio	8.75%	4.00%	8.05%	4.00%

Total Risk-Based:
Amount	$571,202	$405,134	$463,122	$341,629
Ratio	11.28%	8.00%	10.85%	8.00%
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
Item 3. Quantitative and Qualitative Disclosure About Market Risk
     There have been no material changes in United’s quantitative and qualitative disclosures about market risk as of June 30, 2006 from that presented in the Annual Report on Form 10-K for the year ended December 31, 2005. The interest rate sensitivity position at June 30, 2006 is included in management’s discussion and analysis on page 21 of this report.
Item 4. Controls and Procedures
     United’s management, including the Chief Executive Officer and Chief Financial Officer, supervised and participated in an evaluation of the company’s disclosure controls and procedures as of June 30, 2006. Based on, and as of the date of, that evaluation, United’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective in accumulating and communicating information to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures of that information under the Securities and Exchange Commission’s rules and forms and that the disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports that are filed or submitted by United under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
     There were no changes in United’s internal controls over financial reporting that occurred during United’s last fiscal quarter that have materially affected, or are reasonably like to materially affect, United’s internal controls over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
     In the ordinary course of operations, United and the Banks are defendants in various legal proceedings. In the opinion of management, there is no pending or threatened proceeding in which an adverse decision could result in a material adverse change in the consolidated financial condition or results of operations of United.
Item 1A. Risk Factors
     There have been no material changes from the risk factors previously disclosed in United’s Form 10-K for the year ended December 31, 2005, but United did revise and clarify the following risk factor:
     The risk factor under the heading “United’s concentration of construction loans is subject to unique risks that could adversely affect earnings.” is replaced with the following:
“United’s concentration of construction loans is subject to unique risks that could adversely affect earnings.
     United’s construction loan portfolio was $2.0 billion at June 30, 2006, comprising 41% of total loans. Construction loans are often riskier than home equity loans or residential mortgage loans to individuals. In the event of a general economic slowdown, they would represent higher risk due to slower sales and reduced cash flow that could impact the borrowers’ ability to repay on a timely basis.
     In addition, although regulations and regulatory policies affecting banks and financial services companies undergo continuous change and we cannot predict when changes will occur or the ultimate effect of any changes, there has been recent regulatory focus on construction, development and other commercial real estate lending. A change in the state and federal banking laws, regulations or policies applicable to construction, development or other commercial real estate loans could subject us to substantial limitations with respect to making such loans, increase the costs of making such loans, or require us to have a greater amount of capital to support this kind of lending, all of which could have a material adverse effect on our profitability or financial condition.”
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds – None
Item 3. Defaults upon Senior Securities – None
Item 4. Submission of Matters to a Vote of Securities Holders
     United held its annual meeting of shareholders on April 26, 2006.
     At the annual meeting the shareholders elected Jimmy C. Tallent, Robert L. Head, Jr., W.C. Nelson, Jr., A. William Bennett, Robert H. Blalock, Guy W. Freeman, Thomas C. Gilliland, Charles E. Hill, Hoyt O. Holloway, Clarence W. Mason, Sr., and Tim Wallis as directors to serve until the next annual meeting and until their successors are elected and qualified. Of the 40,110,716 shares outstanding on the record date, 30,932,478 shares were voted representing 77% of the outstanding shares. The elections were approved by the votes set forth in the following table.

Election of Directors	Shares Voted in Favor	Shares Withheld
Jimmy C. Tallent	30,519,778	412,700
Robert L. Head, Jr.	30,287,500	644,978
W.C. Nelson, Jr.	30,063,947	868,531
A. William Bennett	30,534,871	397,607
Robert H. Blalock	30,578,772	353,706
Guy W. Freeman	30,338,064	594,414
Thomas C. Gilliland	30,369,639	562,839
Charles E. Hill	30,535,989	396,489
Hoyt O. Holloway	30,535,913	396,565
Clarence W. Mason, Sr.	30,536,259	396,219
Tim Wallis	30,257,884	674,594
     Shareholders also voted on a proposal to implement a new Employee Stock Purchase Plan that was effective on January 1, 2006. This proposal was approved by the votes set forth in the following table.

Other Proposals	Shares Voted in Favor	Shares Voted Against	Shares Withheld
Employee Stock Purchase Plan	23,567,560	562,112	203,111

Item 5. Other Information – None
Item 6. Exhibits
3.1	Restated Articles of Incorporation of United Community Banks, Inc., (incorporated herein by reference to Exhibit 3.1 to United Community Banks, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, File No. 0-21656, filed with the Commission on August 14, 2001).

3.2	Amendment to the Restated Articles of Incorporation of United Community Banks, Inc. (incorporated herein by reference to Exhibit 3.3 to United Community Banks, Inc.’s Registration Statement on Form S-4, File No. 333-118893, filed with the Commission on September 9, 2004).

3.3	Amended and Restated Bylaws of United Community Banks, Inc., dated September 12, 1997 (incorporated herein by reference to Exhibit 3.1 to United Community Banks, Inc.’s Annual Report on Form 10-K, for the year ended December 31, 1997, File No. 0-21656, filed with the Commission on March 27, 1998).

4.1	See Exhibits 3.1, 3.2 and 3.3 for provisions of the Restated Articles of Incorporation, as amended, and Amended and Restated Bylaws, which define the rights of the Shareholders.

10.1	Amendment number 2 to United Community Banks, Inc. 2000 Key Employee Stock Option Plan, dated April 26, 2006.

31.1	Certification by Jimmy C. Tallent, President and Chief Executive Officer of United Community Banks, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Rex S. Schuette, Executive Vice President and Chief Financial Officer of United Community Banks, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
President and Chief Executive Officer (Principal Executive Officer)

/s/ Rex S. Schuette
Rex S. Schuette
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Alan H. Kumler
Alan H. Kumler
Senior Vice President and Controller (Principal Accounting Officer) Date: August 4, 2006