Form 10-Q
period 2006-09-30
UNITED COMMUNITY BANKS INC
filed 2006-11-07
CIK 857855

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2006
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
YES ☐ NO ☑
Common stock, par value $1 per share: 40,268,604 shares
outstanding as of September 30, 2006

Part I – Financial Information
Item 1 – Financial Statements
     UNITED COMMUNITY BANKS, INC.
     Consolidated Statement of Income (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2006	2005	2006	2005
Interest revenue:
Loans, including fees	$106,688	$77,470	$296,133	$210,383
Investment securities:
Taxable	11,822	10,340	34,661	29,544
Tax exempt	474	520	1,497	1,573
Federal funds sold and deposits in banks	365	253	685	662

Total interest revenue	119,349	88,583	332,976	242,162

Interest expense:
Deposits:
Demand	10,255	5,187	26,398	13,093
Savings	226	223	680	565
Time	34,694	17,653	89,679	45,680

Total deposit interest expense	45,175	23,063	116,757	59,338
Federal funds purchased, repurchase agreements, & other short-term borrowings	2,254	1,651	5,814	3,723
Federal Home Loan Bank advances	5,828	7,181	18,837	19,403
Long-term debt	2,174	2,138	6,495	6,386

Total interest expense	55,431	34,033	147,903	88,850

Net interest revenue	63,918	54,550	185,073	153,312
Provision for loan losses	3,700	3,400	10,900	8,600

Net interest revenue after provision for loan losses	60,218	51,150	174,173	144,712

Fee revenue:
Service charges and fees	6,914	6,627	20,095	18,521
Mortgage loan and other related fees	1,928	2,367	5,149	5,592
Consulting fees	2,040	1,777	5,196	4,944
Brokerage fees	784	571	2,430	1,781
Securities losses, net	(382)	(153)	(385)	(155)
Other	862	1,207	3,395	4,092

Total fee revenue	12,146	12,396	35,880	34,775

Total revenue	72,364	63,546	210,053	179,487

Operating expenses:
Salaries and employee benefits	29,585	26,334	85,535	73,843
Communications and equipment	3,863	3,484	10,970	9,581
Occupancy	2,945	2,743	8,793	8,129
Advertising and public relations	1,882	1,683	5,718	4,745
Postage, printing and supplies	1,379	1,426	4,184	4,146
Professional fees	938	1,174	3,168	3,283
Amortization of intangibles	503	503	1,509	1,509
Other	3,844	3,947	10,767	9,645

Total operating expenses	44,939	41,294	130,644	114,881

Income before income taxes	27,425	22,252	79,409	64,606
Income taxes	10,012	7,954	29,028	23,094

Net income	$17,413	$14,298	$50,381	$41,512

Net income available to common shareholders	$17,408	$14,293	$50,366	$41,494

Earnings per common share:
Basic	$.43	$.37	$1.25	$1.08
Diluted	.42	.36	1.22	1.05
Dividends per common share	.08	.07	.24	.21
Weighted average common shares outstanding:
Basic	40,223	38,345	40,156	38,272
Diluted	41,460	39,670	41,327	39,499
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED COMMUNITY BANKS, INC.
Consolidated Balance Sheet

	September 30,	December 31,	September 30,
(in thousands, except share and per share data)	2006	2005	2005
	(unaudited)	(audited)	(unaudited)
ASSETS
Cash and due from banks	$130,038	$121,963	$139,147
Interest-bearing deposits in banks	16,032	20,607	28,935

Cash and cash equivalents	146,070	142,570	168,082

Securities available for sale	980,273	990,687	945,922
Mortgage loans held for sale	21,522	22,335	28,539
Loans, net of unearned income	4,965,365	4,398,286	4,254,051
Less allowance for loan losses	60,901	53,595	51,888

Loans, net	4,904,464	4,344,691	4,202,163

Premises and equipment, net	129,217	112,887	109,468
Accrued interest receivable	47,336	37,197	36,108
Goodwill and other intangible assets	120,430	118,651	119,154
Other assets	105,978	96,738	100,230

Total assets	$6,455,290	$5,865,756	$5,709,666

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand	$666,891	$602,525	$637,296
Interest-bearing demand	1,340,985	1,264,947	1,180,125
Savings	167,531	175,453	175,864
Time:
Less than $100,000	1,523,843	1,218,277	1,118,102
Greater than $100,000	1,248,738	895,466	790,784
Brokered	361,231	320,932	294,198

Total deposits	5,309,219	4,477,600	4,196,369

Federal funds purchased, repurchase agreements, & other short-term borrowings	56,026	122,881	163,646
Federal Home Loan Bank advances	412,572	635,616	775,251
Long-term debt	111,869	111,869	111,869
Accrued expenses and other liabilities	38,870	45,104	38,531

Total liabilities	5,928,556	5,393,070	5,285,666

Shareholders’ equity:
Preferred stock, $1 par value; $10 stated value; 10,000,000 shares authorized; 32,200, 32,200 and 37,200 shares issued and outstanding	322	322	372
Common stock, $1 par value; 100,000,000 shares authorized; 40,268,604, 40,019,853 and 38,407,874 shares issued	40,269	40,020	38,408
Common stock issuable; 22,741 and 9,948 shares as of September 30, 2006 and December 31, 2005, respectively	638	271	—
Capital surplus	199,773	193,355	153,712
Retained earnings	291,281	250,563	238,144
Treasury stock; 24,449 shares as of September 30, 2005, at cost	—	—	(671)
Accumulated other comprehensive loss	(5,549)	(11,845)	(5,965)

Total shareholders’ equity	526,734	472,686	424,000

Total liabilities and shareholders’ equity	$6,455,290	$5,865,756	$5,709,666

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED COMMUNITY BANKS, INC.
Consolidated Statement of Changes in Shareholders’ Equity (unaudited)
For the Nine Months Ended September 30,

							Accumulated
			Common				Other
	Preferred	Common	Stock	Capital	Retained	Treasury	Comprehensive
(in thousands, except share and per share data)	Stock	Stock	Issuable	Surplus	Earnings	Stock	Income (Loss)	Total
Balance, December 31, 2004	$448	$38,408	$—	$155,076	$204,709	$(4,413)	$2,860	$397,088
Comprehensive income:
Net income					41,512			41,512
Other comprehensive loss:
Unrealized holding losses on available for sale securities, net of deferred tax benefit and reclassification adjustment							(6,329)	(6,329)
Unrealized losses on derivative financial instruments qualifying as cash flow hedges, net of deferred tax benefit							(2,496)	(2,496)

Comprehensive income					41,512		(8,825)	32,687
Retirement of preferred stock (7,600 shares)	(76)							(76)
Cash dividends declared on common stock ($.21 per share)					(8,059)			(8,059)
Exercise of stock options (195,103 shares)				(1,730)		3,254		1,524
Common stock issued (16,732 shares)				42		424		466
Amortization of restricted stock				388				388
Vesting of restricted stock (4,062 shares)				(64)		64		—
Dividends declared on preferred stock ($.45 per share)					(18)			(18)

Balance, September 30, 2005	$372	$38,408	$—	$153,712	$238,144	$(671)	$(5,965)	$424,000

Balance, December 31, 2005	$322	$40,020	$271	$193,355	$250,563	$—	$(11,845)	$472,686

Comprehensive income:
Net income					50,381			50,381
Other comprehensive income:
Unrealized holding gains on available for sale securities, net of deferred tax expense and reclassification adjustment							749	749
Unrealized gains on derivative financial instruments qualifying as cash flow hedges, net of deferred tax expense and reclassification adjustment							5,547	5,547

Comprehensive income					50,381		6,296	56,677
Cash dividends declared on common stock ($.24 per share)					(9,648)			(9,648)
Exercise of stock options (98,025 shares)		99		641				740
Common stock issued to Dividend Reinvestment Plan and employee benefit plans (128,244 shares)		128		3,566				3,694
Amortization of stock options and restricted stock				2,233				2,233
Vesting of restricted stock (22,482 shares)		22		(22)				—
Deferred compensation plan, net, including dividend equivalents			367					367
Dividends declared on preferred stock ($.45 per share)					(15)			(15)

Balance, September 30, 2006	$322	$40,269	$638	199,773	$291,281	$—	$(5,549)	$526,734

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED COMMUNITY BANKS, INC.
Consolidated Statement of Cash Flows (unaudited)

	Nine Months Ended
	September 30,
(in thousands)	2006	2005
Operating activities:
Net income	$50,381	$41,512
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	12,774	11,530
Provision for loan losses	10,900	8,600
Stock based compensation	2,233	388
Loss on sale of securities available for sale	385	155
Gain on sale of other assets	(151)	(714)
Changes in assets and liabilities, net of effects of business combinations:
Other assets and accrued interest receivable	(20,874)	(16,158)
Accrued expenses and other liabilities	(845)	7,053
Mortgage loans held for sale	813	8,555

Net cash provided by operating activities	55,616	60,921

Investing activities, net of effects of business combinations:
Proceeds from sales of securities available for sale	72,402	10,878
Proceeds from maturities and calls of securities available for sale	97,479	188,526
Purchases of securities available for sale	(160,382)	(269,565)
Net increase in loans	(566,008)	(525,630)
Proceeds from sales of premises and equipment	1,700	2,963
Purchases of premises and equipment	(25,097)	(14,740)
Net cash received from branch acquisitions	26,413	—
Proceeds from sale of other real estate	2,487	1,979

Net cash used by investing activities	(551,006)	(605,589)

Financing activities, net of effects of business combinations:
Net change in deposits	793,577	515,853
Net change in federal funds purchased, repurchase agreements, and other short-term borrowings	(66,855)	30,715
Proceeds from FHLB advances	525,000	1,423,600
Repayments of FHLB advances	(748,000)	(1,386,100)
Proceeds from exercise of stock options	740	1,524
Proceeds from issuance of common stock for dividend reinvestment and employee benefit plans	3,694	466
Retirement of preferred stock	—	(76)
Cash dividends on common stock	(9,251)	(8,054)
Cash dividends on preferred stock	(15)	(18)

Net cash provided by financing activities	498,890	577,910

Net change in cash and cash equivalents	3,500	33,242

Cash and cash equivalents at beginning of period	142,570	134,840

Cash and cash equivalents at end of period	$146,070	$168,082

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$143,378	$88,339
Income taxes	43,161	22,464
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income available to common shareholders:
As reported	$17,408	$14,293	$50,366	$41,494
Pro forma	17,408	13,870	50,366	40,325
Basic earnings per common share:
As reported	.43	.37	1.25	1.08
Pro forma	.43	.36	1.25	1.05
Diluted earnings per common share:
As reported	.42	.36	1.22	1.05
Pro forma	.42	.35	1.22	1.02
     United has an equity compensation plan that allows for grants of incentive stock options, nonqualified stock options, restricted stock (also referred to as “nonvested stock”), restricted stock units, stock awards, performance share awards or stock appreciation rights. Options granted under the plan have an exercise price equal to the fair market value of the underlying stock at the date of grant. The number of awards available for grant is adjusted with the change in the number of shares outstanding in accordance with the terms of the plan. The general terms of the plan include a vesting period (usually four years) with an exercisable period not to exceed ten years. Certain option and restricted stock grants provide for accelerated vesting if there is a change in control (as defined in the plan). As of September 30, 2006, approximately 672,000 awards could be granted under the plan. Through September 30, 2006, only incentive stock options, nonqualified stock options and restricted stock had been granted under the plan. The following table shows option activity for the first nine months of 2006.

			Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinisic
		Average Exercise	Contractual	Value
Options	Shares	Price	Term	($000)
Outstanding at December 31, 2005	2,220,340	$16.36
Granted	479,400	28.90
Exercised	(113,249)	10.70
Forfeited	(10,950)	22.41
Expired	(500)	28.66

Outstanding at September 30, 2006	2,575,041	$18.91	6.7	$28,697

Exercisable at September 30, 2006	1,507,321	$14.54	5.2	$23,384

     The weighted average fair value of options granted in the first nine months of 2006 and 2005 was $8.51 and $5.72, respectively. The fair value of each option granted was estimated on the date of grant using the Black-Scholes model. The key assumptions used to determine the fair value of options are presented in the table below.

	Nine Months Ended
	September 30,
	2006	2005
Expected volatility	22%	20%
Expected dividend yield	1.0% to 1.2%	1.0% to 1.3%
Expected life (in years)	6.25	6.25
Risk-free rate	4.3% to 5.2%	3.8% to 4.4%
     United’s stock trading history began in March of 2002 when United listed on the Nasdaq Global Select Market. For the first nine months of 2006 and 2005, expected volatility was determined using United’s historical monthly volatility over the period beginning in March of 2002 through the end of the last completed year. Compensation expense relating to options of $1.4 million, net of deferred tax benefit of $240,000, was included in earnings for the first nine months of 2006. In 2005, compensation expense relating to options of $1.2 million, net of deferred tax benefit of $111,000, was not included in earnings but has been included in the pro forma results in this note for comparative purposes. The amount of compensation expense for both periods was determined based on the fair value of the options at the time of grant, multiplied by the number of options granted that were expected to vest, which was then amortized, net of any applicable tax benefit, over the vesting period. The forfeiture rate for options is estimated to be approximately 3% per year. The total intrinsic value of options exercised during the nine months ended September 30, 2006 was $2.2 million.
     The table below presents the activity in restricted stock for the first nine months of 2006.

		Weighted-
		Average Grant-
Restricted Stock	Shares	Date Fair Value
Outstanding at December 31, 2005	70,512	$23.22
Granted	35,125	29.11
Vested	(22,482)	23.00

Outstanding at September 30, 2006	83,155	$25.77

     For the nine months ended September 30, 2006 and 2005, compensation expense of $612,000 and $388,000, respectively, was recognized related to restricted stock. The total intrinsic value of the restricted stock was $2.5 million at September 30, 2006.
     As of September 30, 2006, there was $7.3 million of unrecognized compensation cost related to nonvested stock options and restricted stock granted under the plan. That cost is expected to be recognized over a weighted-average period of 1.6 years. The aggregate grant date fair value of shares vested during the nine months ended September 30, 2006, was $2.3 million.
Note 3 – Common Stock Issued / Common Stock Issuable
     In August 2005 United established a Dividend Reinvestment and Share Purchase Plan (“DRIP”). Under the plan, shareholders of record can voluntarily reinvest all or a portion of their cash dividends into shares of United’s common stock, as well as purchase additional stock through the plan for cash. United’s 401(k) retirement plan regularly purchases shares of United’s common stock directly from United. In addition, United started an Employee Stock Purchase Program (“ESPP”) on January 1, 2006. Under this plan, eligible employees have the opportunity to purchase shares of common stock at a 5% discount, with no commission charges. For the first nine months of 2006, United issued 128,244 shares of common stock and increased capital by $3.7 million through these plans.
     In the fourth quarter of 2005, United began offering its common stock as an investment option in its deferred compensation plan. The common stock component is accounted for as an equity instrument and is reflected in the consolidated financial statements as common stock issuable. At September 30, 2006, 22,741 shares were issuable under the deferred compensation plan.

Note 4 — Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30.
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Basic earnings per share:
Weighted average shares outstanding	40,223	38,345	40,156	38,272
Net income available to common shareholders	$17,408	$14,293	$50,366	$41,494

Basic earnings per share	$.43	$.37	$1.25	$1.08

Diluted earnings per share:
Weighted average shares outstanding	40,223	38,345	40,156	38,272
Net effect of the assumed exercise of stock options based on the treasury stock method using average market price for the period	843	953	781	855
Common stock issuable under deferred compensation plan	22	—	18	—
Effect of conversion of subordinated debt	372	372	372	372

Total weighted average shares and common stock equivalents outstanding	41,460	39,670	41,327	39,499

Net income available to common shareholders	$17,408	$14,293	$50,366	$41,494
Income effect of conversion of subordinated debt, net of tax	43	34	122	94

Net income, adjusted for effect of conversion of subordinated debt, net of tax	$17,451	$14,327	$50,488	$41,588

Diluted earnings per share	$.42	$.36	$1.22	$1.05

Note 5 — Mergers and Acquisitions
     At September 30, 2006, accrued merger costs of $1.1 million remained unpaid relating to acquisitions closed in 2004 and 2003. Severance and related costs include change in control payments for which payment had been deferred. Contract termination costs include amounts claimed by service providers as a result of early termination of service contracts related to the acquisitions. The unpaid balance at September 30, 2006 relates to one contract termination charge that is in dispute. A summary of the activities related to accrued merger costs is shown below (in thousands):
Activity with accrued merger cost
For the nine months ended September 30, 2006

	Beginning Balance	Amounts Paid	Ending Balance
Severance and related costs	$336	$(25)	$311
Professional fees	81	(66)	15
Contract termination costs	816	—	816
Other merger-related expenses	85	(85)	—

Totals	$1,318	$(176)	$1,142

     On September 22, 2006, United completed the acquisition of two branch facilities in Bryson City, North Carolina and Sylva, North Carolina from another financial institution. In the transaction, United paid a premium of $3.1 million and received loans of $8 million and deposits of $38 million.
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

Overview
     United is a bank holding company registered with the Federal Reserve under the Bank Holding Company Act of 1956 that was incorporated under the laws of the state of Georgia in 1987 and commenced operations in 1988. At September 30, 2006, United had total consolidated assets of $6.5 billion, total loans of $5.0 billion, total deposits of $5.3 billion and stockholders’ equity of $527 million.
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
Results of Operations
     Net income was $17.4 million for the third quarter of 2006, an increase of $3.1 million, or 22%, from the same period in 2005. Diluted earnings per share was $.42 for the third quarter of 2006, compared with $.36 for the third quarter of 2005, an increase of 17%. Return on tangible equity for the third quarter was 17.29% for 2006, compared with 18.90% for 2005. Return on assets for the third quarter was 1.09% for 2006, compared with 1.01% for 2005.
     Year-to-date through September 30, 2006, net income was $50.4 million compared to $41.5 million for the first nine months of 2005, an increase of 21%. Diluted earnings per share was $1.22 for the nine months ended September 30, 2006, compared with $1.05 for the same period in 2005, an increase of 16%. Return on tangible equity for the first nine months of 2006 was 17.54% compared to 19.30% for the first nine months of 2005. The decrease in return on tangible equity reflects the $40.5 million in equity added by United’s fourth quarter 2005 stock offering. Return on assets for the nine months ended September 30, 2006 was 1.09% compared to 1.03% for the nine months ended September 30, 2005.

Table 1 — Financial Highlights
Selected Financial Information

						Third
	2006			2005		Quarter	For the Nine		YTD
(in thousands, except per share	Third	Second	First	Fourth	Third	2006-2005	Months Ended		2006-2005
data; taxable equivalent)	Quarter	Quarter	Quarter	Quarter	Quarter	Change	2006	2005	Change
INCOME SUMMARY
Interest revenue	$119,802	$111,728	$102,797	$95,465	$89,003		$334,327	$243,353
Interest expense	55,431	49,407	43,065	38,576	34,033		147,903	88,850

Net interest revenue	64,371	62,321	59,732	56,889	54,970	17%	186,424	154,503	21%
Provision for loan losses	3,700	3,700	3,500	3,500	3,400		10,900	8,600
Fee revenue	12,146	11,976	11,758	11,373	12,396	(2)	35,880	34,775	3

Total revenue	72,817	70,597	67,990	64,762	63,966	14	211,404	180,678	17
Operating expenses	44,939	43,483	42,222	40,520	41,294	9	130,644	114,881	14

Income before taxes	27,878	27,114	25,768	24,242	22,672	23	80,760	65,797	23
Income taxes	10,465	10,185	9,729	9,012	8,374		30,379	24,285

Net income	$17,413	$16,929	$16,039	$15,230	$14,298	22	$50,381	$41,512	21

PERFORMANCE MEASURES
Per common share:
Basic earnings	$.43	$.42	$.40	$.39	$.37	16	$1.25	$1.08	16
Diluted earnings	.42	.41	.39	.38	.36	17	1.22	1.05	16
Cash dividends declared	.08	.08	.08	.07	.07	14	.24	.21	14
Book value	13.07	12.34	12.09	11.80	11.04	18	13.07	11.04	18
Tangible book value (2)	10.16	9.50	9.25	8.94	8.05	26	10.16	8.05	26

Key performance ratios:
Return on tangible equity (1)(2)(3)	17.29%	17.68%	17.66%	18.20%	18.90%		17.54%	19.30%
Return on equity (1)(3)	13.22	13.41	13.25	13.30	13.42		13.29	13.51
Return on assets (3)	1.09	1.10	1.09	1.05	1.01		1.09	1.03
Net interest margin (3)	4.30	4.34	4.33	4.20	4.17		4.32	4.12
Efficiency ratio	58.44	58.53	59.06	58.80	61.16		58.67	60.64
Dividend payout ratio	18.60	19.05	20.00	17.95	18.92		19.20	19.44
Equity to assets	8.04	7.95	8.04	7.69	7.46		8.01	7.60
Tangible equity to assets (2)	6.35	6.22	6.24	5.82	5.53		6.27	5.57

ASSET QUALITY
Allowance for loan losses	$60,901	$58,508	$55,850	$53,595	$51,888		$60,901	$51,888
Non-performing assets	9,347	8,805	8,367	12,995	13,565		9,347	13,565
Net charge-offs	1,307	1,042	1,245	1,793	1,385		3,594	3,908
Allowance for loan losses to loans	1.23%	1.22%	1.22%	1.22%	1.22%		1.23%	1.22%
Non-performing assets to total assets	.14	.14	.14	.22	.24		.14	.24
Net charge-offs to average loans (3)	.11	.09	.11	.16	.13		.10	.13

AVERAGE BALANCES
Loans	$4,865,886	$4,690,196	$4,505,494	$4,328,613	$4,169,170	17	$4,688,512	$3,970,937	18
Investment securities	1,029,981	1,039,707	1,038,683	1,004,966	1,008,687	2	1,036,092	983,889	5
Earning assets	5,942,710	5,758,697	5,574,712	5,383,096	5,239,195	13	5,760,055	5,016,702	15
Total assets	6,350,205	6,159,152	5,960,801	5,769,632	5,608,158	13	6,158,147	5,371,966	15
Deposits	5,085,168	4,842,389	4,613,810	4,354,275	4,078,437	25	4,848,849	3,884,733	25
Shareholders’ equity	510,791	489,821	478,960	443,746	418,459	22	493,307	408,399	21
Common shares outstanding:
Basic	40,223	40,156	40,088	39,084	38,345		40,156	38,272
Diluted	41,460	41,328	41,190	40,379	39,670		41,327	39,499

AT PERIOD END
Loans	$4,965,365	$4,810,277	$4,584,155	$4,398,286	$4,254,051	17	$4,965,365	$4,254,051	17
Investment securities	980,273	974,524	983,846	990,687	945,922	4	980,273	945,922	4
Earning assets	6,012,987	5,862,614	5,633,381	5,470,718	5,302,532	13	6,012,987	5,302,532	13
Total assets	6,455,290	6,331,136	6,070,596	5,865,756	5,709,666	13	6,455,290	5,709,666	13
Deposits	5,309,219	4,976,650	4,748,438	4,477,600	4,196,369	27	5,309,219	4,196,369	27
Shareholders’ equity	526,734	496,297	485,414	472,686	424,000	24	526,734	424,000	24
Common shares outstanding	40,269	40,179	40,119	40,020	38,383		40,269	38,383

(1)	Net income available to common shareholders, which excludes preferred stock dividends, divided by average realized common equity, which excludes accumulated other comprehensive income (loss).

(2)	Excludes effect of acquisition related intangibles and associated amortization.

(3)	Annualized.

Net Interest Revenue (Taxable Equivalent)
     Net interest revenue (the difference between the interest earned on assets and the interest paid on deposits and borrowed funds) is the single largest component of total revenue. United actively manages this revenue source to provide an optimal level of revenue while balancing interest rate, credit and liquidity risks. Net interest revenue for the third quarter 2006 was $64.4 million, up 17% over last year. Year-to-date net interest revenue of $186.4 million increased 21% as compared to the first nine months of 2005. The increase for the third quarter of 2006 was driven by strong loan growth funded by customer deposit growth and a 13 basis point widening of the net interest margin to 4.30%. Average loans for the third quarter increased $697 million, or 17%, from the third quarter of 2005, and year to date average loans increased $718 million, or 18% from the first nine months of 2005. This loan growth was due to the continued high loan demand across all markets and the generation of loans at de novo offices. Period end loan balances for the third quarter of 2006 increased $711 million as compared with September 30, 2005. Of this increase, $396 million was in the North Georgia market (which includes $144 million in Gainesville / Hall County related to the de novo expansion in May 2005), $88 million in western North Carolina (which includes $8 million in loans received with branches purchased in September 2006), $161 million in the metro Atlanta market, $17 million in east Tennessee, and $49 million in the coastal Georgia market.
     Average interest-earning assets for the third quarter and first nine months of 2006 increased $703.5 million, or 13%, and $743.4 million, or 15%, respectively, over the same periods in 2005. These increases reflect strong organic loan growth, as well as a modest increase in the average investment securities portfolio. The majority of the increase in interest-earning assets was funded by interest-bearing deposits resulting in increases in average interest-bearing liabilities for the third quarter and year-to-date of approximately $607 million and $620 million, respectively, as compared with the same periods in 2005.
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
     For the three months ended September 30, 2006, the net interest spread was 3.73%, down slightly from 3.77% for the three months ended September 30, 2005, while the net interest margin increased to 4.30% from 4.17% over the same period. The increase in the net interest margin while the net interest spread fell slightly reflects the rising benefit of funding a portion of the balance sheet with non-interest bearing sources in a rising interest rate environment. For the first nine months of 2006 and 2005, the net interest spread was 3.79% and 3.75%, respectively, while the net interest margin was 4.32% and 4.12%, respectively. Since June of 2004, the Federal Reserve has increased the federal funds rate 17 times for a total of 425 basis points. This had a positive impact on net interest revenue and net interest margin due to United’s slightly asset sensitive balance sheet. The widening of the spread was primarily attributed to United’s ability to reprice deposits slower and less substantially than loans in response to the rise in short-term interest rates. This trend reversed slightly in the third quarter of 2006 causing the net interest spread to decrease slightly. Over the last few quarters, United was able to remain competitive in deposit pricing and gather deposits at rates comparable to or below wholesale borrowings.
     The increases in the prime and federal funds rates, which effect variable rate assets and liabilities, along with the loan growth mentioned above were the two primary reasons for the increases in the net interest margin and net interest revenue. Most of the loan growth added over the last three years has been prime-based, adjusted daily. At September 30, 2006, United had approximately $2.8 billion in loans indexed to the daily Prime Rate published in the Wall Street Journal compared with $2.4 billion a year ago. At September 30, 2006 and 2005, United had receive-fixed swap contracts with a total notional value of $405 million and $583 million, respectively, that were used to reduce United’s exposure to changes in interest rates that were accounted for as cash flow hedges of prime-based loans. In addition, at September 30, 2006, United had prime based interest rate floor contracts with a total notional value of $500 million that were also accounted for as cash flow hedges of prime-based loans. United had $10 million in notional of receive fixed, pay LIBOR swap contracts that were accounted for as fair value hedges of brokered deposits. The use of derivative contracts is more fully explained in the Interest Rate Sensitivity Management section of this report beginning on page 21.
     The average yield on interest-earning assets for the third quarter was 8.01%, compared with 6.75% in the third quarter of 2005. Year-to-date average yield on interest-earning assets was 7.76%, compared with 6.48% for the first nine months of 2005. Loan yields for the third quarter and the first nine months of 2006 were up 135 and 138 basis points, respectively, as compared to the same periods of 2005, due to the increases in the prime lending rate.
     The average cost of interest-bearing liabilities for the third quarter was 4.28%, an increase of 130 basis points from the third quarter of 2005. Year-to-date average cost of interest-bearing liabilities was 3.97%, an increase of 124 basis points from the first nine months of 2005. The increase reflects the impact of rising rates on United’s floating rate sources of funding, increased deposit pricing in selected products and markets, and a changing deposit mix with a higher proportion of certificates of deposit.

     The following table shows the relationship between interest revenue and expense and the average balances of interest-earning assets and interest-bearing liabilities for the three months ended September 30, 2006 and 2005.
Table 2 — Average Consolidated Balance Sheets and Net Interest Analysis
For the Three Months Ended September 30,

	2006			2005
	Average		Avg.	Average		Avg.
(dollars in thousands, taxable equivalent)	Balance	Interest	Rate	Balance	Interest	Rate

Assets:
Interest-earning assets:
Loans, net of unearned income (1)(2)	$4,865,886	$106,559	8.69%	$4,169,170	$77,112	7.34%
Taxable securities (3)	984,189	11,822	4.80	960,513	10,340	4.31
Tax-exempt securities (1) (3)	45,792	780	6.81	48,174	856	7.10
Federal funds sold and other interest-earning assets	46,843	641	5.47	61,338	695	4.53

Total interest-earning assets	5,942,710	119,802	8.01	5,239,195	89,003	6.75

Non-interest-earning assets:
Allowance for loan losses	(60,606)			(51,278)
Cash and due from banks	116,004			108,784
Premises and equipment	125,423			106,347
Other assets (3)	226,674			205,110

Total assets	$6,350,205			$5,608,158

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
Transaction accounts	$1,311,042	10,255	3.10	$1,164,563	5,187	1.77
Savings deposits	170,079	226	.53	175,833	223	.50
Time deposits less than $100,000	1,446,388	16,503	4.53	1,074,926	8,439	3.11
Time deposits greater than $100,000	1,162,207	14,382	4.91	736,217	6,779	3.65
Brokered deposits	340,301	3,809	4.44	307,531	2,435	3.14

Total interest-bearing deposits	4,430,017	45,175	4.05	3,459,070	23,063	2.65

Federal funds purchased & other borrowings	162,372	2,254	5.51	185,233	1,651	3.54
Federal Home Loan Bank advances	438,875	5,828	5.27	779,912	7,181	3.65
Long-term debt	111,869	2,174	7.71	111,869	2,138	7.58

Total borrowed funds	713,116	10,256	5.71	1,077,014	10,970	4.04

Total interest-bearing liabilities	5,143,133	55,431	4.28	4,536,084	34,033	2.98

Non-interest-bearing liabilities:
Non-interest-bearing deposits	655,151			619,367
Other liabilities	41,130			34,248

Total liabilities	5,839,414			5,189,699
Shareholders’ equity	510,791			418,459

Total liabilities and shareholders’ equity	$6,350,205			$5,608,158

Net interest revenue		$64,371			$54,970

Net interest-rate spread			3.73%			3.77%

Net interest margin (4)			4.30%			4.17%

(1)	Interest revenue on tax-exempt securities and loans has been increased to reflect comparable interest on taxable securities and loans. The rate used was 39%, reflecting the statutory federal tax rate and the federal tax adjusted state tax rate.

(2)	Included in the average balance of loans outstanding are loans where the accrual of interest has been discontinued.

(3)	Securities available for sale are shown at amortized cost. Pretax unrealized losses of $21.6 million and $2.2 million in 2006 and 2005, respectively, are included in other assets for purposes of this presentation.

(4)	Net interest margin is taxable equivalent net-interest revenue divided by average interest-earning assets.

     The following table shows the relationship between interest revenue and expense and the average balances of interest-earning assets and interest-bearing liabilities for the nine months ended September 30, 2006 and 2005.
Table 3 — Average Consolidated Balance Sheets and Net Interest Analysis
For the Nine Months Ended September 30,

	2006			2005
	Average		Avg.	Average		Avg.
(dollars in thousands, taxable equivalent)	Balance	Interest	Rate	Balance	Interest	Rate

Assets:
Interest-earning assets:
Loans, net of unearned income (1)(2)	$4,688,512	$295,778	8.43%	$3,970,937	$209,378	7.05%
Taxable securities (3)	988,504	34,661	4.68	934,691	29,544	4.21
Tax-exempt securities (1) (3)	47,588	2,463	6.90	49,198	2,589	7.02
Federal funds sold and other interest-earning assets	35,451	1,425	5.36	61,876	1,842	3.97

Total interest-earning assets	5,760,055	334,327	7.76	5,016,702	243,353	6.48

Non-interest-earning assets:
Allowance for loan losses	(57,716)			(49,681)
Cash and due from banks	122,603			98,615
Premises and equipment	120,664			104,079
Other assets (3)	212,541			202,251

Total assets	$6,158,147			$5,371,966

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
Transaction accounts	$1,280,101	$26,398	2.76	$1,116,573	$13,093	1.57
Savings deposits	173,448	680	.52	175,302	565	.43
Time deposits less than $100,000	1,354,421	42,604	4.21	1,032,142	22,208	2.88
Time deposits greater than $100,000	1,068,376	36,938	4.62	663,751	16,663	3.36
Brokered deposits	327,877	10,137	4.13	322,028	6,809	2.83

Total interest-bearing deposits	4,204,223	116,757	3.71	3,309,796	59,338	2.40

Federal funds purchased & other borrowings	152,303	5,814	5.10	158,249	3,723	3.15
Federal Home Loan Bank advances	510,168	18,837	4.94	778,750	19,403	3.33
Long-term debt	111,868	6,495	7.76	111,868	6,386	7.63

Total borrowed funds	774,339	31,146	5.38	1,048,867	29,512	3.76

Total interest-bearing liabilities	4,978,562	147,903	3.97	4,358,663	88,850	2.73

Non-interest-bearing liabilities:
Non-interest-bearing deposits	644,626			574,937
Other liabilities	41,652			29,967

Total liabilities	5,664,840			4,963,567
Shareholders’ equity	493,307			408,399

Total liabilities and shareholders’ equity	$6,158,147			$5,371,966

Net interest revenue		$186,424			$154,503

Net interest-rate spread			3.79%			3.75%

Net interest margin (4)			4.32%			4.12%

(1)	Interest revenue on tax-exempt securities and loans has been increased to reflect comparable interest on taxable securities and loans. The rate used was 39%, reflecting the statutory federal tax rate and the federal tax adjusted state tax rate.

(2)	Included in the average balance of loans outstanding are loans where the accrual of interest has been discontinued.

(3)	Securities available for sale are shown at amortized cost. Pretax unrealized losses of $19.1 million in 2006 and pretax unrealized gains of $7,000 in 2005 are included in other assets for purposes of this presentation.

(4)	Net interest margin is taxable equivalent net-interest revenue divided by average interest-earning assets.

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
Table 4 — Change in Interest Revenue and Expense on a Taxable Equivalent Basis
(in thousands)

	Three Months Ended September 30, 2006			Nine Months Ended September 30, 2006
	Compared to 2005			Compared to 2005
	Increase (decrease)			Increase (decrease)
	Due to Changes in			Due to Changes in
	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Loans	$14,015	$15,433	$29,448	$41,397	$45,003	$86,400
Taxable securities	260	1,222	1,482	1,765	3,352	5,117
Tax-exempt securities	(42)	(34)	(76)	(84)	(42)	(126)
Federal funds sold and other interest-earning assets	(182)	128	(54)	(1,174)	757	(417)

Total interest-earning assets	14,051	16,749	30,800	41,904	49,070	90,974

Interest-bearing liabilities:
Transaction accounts	723	4,345	5,068	2,153	11,152	13,305
Savings deposits	(7)	10	3	(6)	121	115
Time deposits less than $100,000	3,488	4,576	8,064	8,226	12,170	20,396
Time deposits greater than $100,000	4,769	2,834	7,603	12,525	7,750	20,275
Brokered deposits	281	1,093	1,374	126	3,202	3,328

Total interest-bearing deposits	9,254	12,858	22,112	23,024	34,395	57,419

Federal funds purchased & other borrowings	(224)	827	603	(145)	2,236	2,091
Federal Home Loan Bank advances	(3,831)	2,478	(1,353)	(8,037)	7,471	(566)
Long-term debt	—	36	36	—	109	109

Total borrowed funds	(4,055)	3,341	(714)	(8,182)	9,816	1,634

Total interest-bearing liabilities	5,199	16,199	21,398	14,842	44,211	59,053

Increase in net interest revenue	$8,852	$550	$9,402	$27,062	$4,859	$31,921

Provision for Loan Losses
     The provision for loan losses was $3.7 million for the third quarter of 2006, compared with $3.4 million for the same period in 2005. Year-to-date provision for loan losses of $10.9 million was $2.3 million, or 27% higher than the first nine months of 2005. Net loan charge-offs as an annualized percentage of average outstanding loans for the three months ended September 30, 2006 were .11%, as compared with .13% for the third quarter of 2005. Year-to-date, annualized net charge-offs as a percentage of average outstanding loans were .10%, compared to .13% for the first nine months of 2005. Net loan charge-offs remained in line with management’s expectation and within our historical loss range as a percentage of average outstanding loans.
     The provision for loan losses is based on management’s evaluation of losses inherent in the loan portfolio and the corresponding analysis of the allowance for loan losses at quarter-end. Although United’s credit quality indicators such as the relative level of nonperforming assets and net charge-offs showed improvement when compared to the prior year, other factors considered in management’s evaluation of the adequacy of the allowance for loan losses support the higher provision for loan losses. The primary factors affecting the increase in the provision for loan losses include an increasing level of construction and land development loans, some moderate slowing in the residential real estate market, the increasing size of individual credit exposures and the effect of rising interest rates on United’s substantially floating rate loan portfolio. Management believes that the third quarter credit quality indicators are volatile while at the lower end of historic levels and nonperforming assets and net charge-offs will return to a range in line with United’s experience over the last few years. Additional discussion on loan quality and the allowance for loan losses is included in the Asset Quality section of this report.

Fee Revenue
     Fee revenue for the third quarter of 2006 totaled $12.1 million, a decrease of $250,000, or 2%, from the third quarter of 2005, due primarily to lower mortgage fees, losses from the sale of securities and $290,000 in charges for the prepayment of Federal Home Loan Bank advances in the third quarter of 2006 recorded as a charge to “other” fee revenue. Year-to-date fee revenue was $35.9 million, an increase of $1.1 million, or 3%, from the first nine months of 2005. Fee revenue accounted for approximately 17% of total revenue for the third quarter of 2006, compared with 19% for the third quarter of 2005. Year-to-date fee revenue also accounted for approximately 17% of total revenue, compared with 19% for the first nine months of 2005. The decrease in fee revenue as a percentage of total revenue reflects the strong growth in net interest revenue from a year ago and declines in mortgage originations. United continues to focus on increasing fee revenue through new products and services. The following table presents the components of fee revenue for the third quarter and first nine months of 2006 and 2005.
Table 5 — Fee Revenue
For the Three and Nine Months Ended September 30,
(dollars in thousands)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2006	2005	Change	2006	2005	Change
Service charges and fees	$6,914	$6,627	4%	$20,095	$18,521	8%
Mortgage loan and related fees	1,928	2,367	(19)	5,149	5,592	(8)
Consulting fees	2,040	1,777	15	5,196	4,944	5
Brokerage fees	784	571	37	2,430	1,781	36
Securities losses, net	(382)	(153)		(385)	(155)
Other	862	1,207	(29)	3,395	4,092	(17)

Total	$12,146	$12,396	(2)	$35,880	$34,775	3

     Service charges and fees for the third quarter of 2006 increased $287,000, or 4%, from 2005. Year-to-date service charges increased $1.6 million, or 8%, over the same period in 2005. This increase was primarily due to growth in transactions and new accounts resulting from core deposit programs, growth in overdraft products, and the cross-selling of other products and services. Included in service charges and fees is electronic banking revenue which was $1.5 million for the third quarter of 2006, an increase of 28% from 2005. This increase is the result of higher debit card usage fees, a larger customer base, and a tendency for customers to migrate towards the convenience of electronic forms of banking.
     Mortgage loans and related fees of $1.9 million for the third quarter were down $439,000, or 19%, from the third quarter of 2005. Year-to-date mortgage loans and related fees of $5.1 million were down $443,000, or 8%, from the first nine months of 2005. Mortgage loan originations of $94 million for the third quarter of 2006 were down $28 million, or 23%, from an exceptionally strong third quarter of 2005. Year-to-date mortgage loan originations of $263 million were down $37 million, or 12%, from the first nine months of 2005. These reductions were reflective of a less favorable rate environment in the third quarter and first nine months of 2006. The decreases in the amount of originations were partially offset by improved pricing. Substantially all originated residential mortgages were sold into the secondary market, including the right to service these loans.
     Consulting fees of $2.0 million for the third quarter were up $263,000, or 15%, from the third quarter of 2005. Year-to-date consulting fees of $5.2 million were up $252,000, or 5%, from the first nine months of 2005. These increases are a reflection of overall business growth, especially in the areas of advisory services and strategic planning.
     Brokerage fees of $784,000 for the third quarter were up $213,000, or 37%, from the third quarter of 2005. Year-to-date brokerage fees were up $649,000, or 36%, from the first nine months of 2005 due to strong market activity and continued business growth.
     Other fee revenue of $862,000 for the third quarter was down $345,000, or 29%, from the third quarter of 2005. Year-to-date other fee revenue of $3.4 million was down $697,000, or 17%, from the first nine months of 2005. This decrease was primarily the result of $290,000 and $280,000, respectively, in charges for the prepayment of Federal Home Loan Bank advances in the third and second quarters of 2006. Also contributing to the lower level of other fee revenue in the third quarter of 2006 was a gain of $160,000 from the sale of a former banking location in the third quarter of 2005.

Operating Expenses
     Operating expenses for the third quarter of 2006 totaled $44.9 million, an increase of $3.6 million, or 9%, from the third quarter of 2005. Year-to-date operating expenses of $130.6 million increased $15.8 million, or 14%, from the first nine months of 2005. The following table presents the components of operating expenses for the three and nine months ended September 30, 2006 and 2005.
Table 6 — Operating Expenses
For the Three and Nine Months Ended September 30,
(dollars in thousands)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2006	2005	Change	2006	2005	Change
Salaries and employee benefits	$29,585	$26,334	12%	$85,535	$73,843	16%
Communications and equipment	3,863	3,484	11	10,970	9,581	14
Occupancy	2,945	2,743	7	8,793	8,129	8
Advertising and public relations	1,882	1,683	12	5,718	4,745	21
Postage, printing and supplies	1,379	1,426	(3)	4,184	4,146	1
Professional fees	938	1,174	(20)	3,168	3,283	(4)
Amortization of intangibles	503	503	—	1,509	1,509	—
Other	3,844	3,947	(3)	10,767	9,645	12

Total	$44,939	$41,294	9	$130,644	$114,881	14

     Salaries and employee benefits for the third quarter of 2006 totaled $29.6 million, an increase of $3.3 million, or 12%, over the third quarter of 2005. Year-to-date salaries and employee benefits of $85.5 million were up $11.7 million, or 16%, from the first nine months of 2005. At September 30, 2006, total staff was 1,843, an increase of 148 employees from the third quarter of 2005. De novo expansion and branch acquisitions accounted for 45% of this increase as United added 7 new offices in the past twelve months through de novo expansion and acquisitions. The remainder of the increase in salaries and employee benefit costs was due to the additional staff required to support United’s business growth, expensing of stock options, and higher insurance and other health-care related expenses.
     Communication and equipment expense for the third quarter of 2006 was up $379,000, or 11%, from the third quarter of 2005, and up $1.4 million, or 14%, for the first nine months of 2006 as compared to the same period of 2005. This increase was the result of additional banking offices and further investments and upgrades in technology equipment to support business growth.
     Occupancy expense for the third quarter of 2006 was up $202,000, or 7%, from the third quarter of 2005. Year-to-date occupancy expense increased $664,000, or 8%, from the first nine months of 2005. The majority of this increase was the result of higher facilities costs and maintenance expenses resulting from additional banking offices added through de novo expansion.
     Advertising and public relations expense for the third quarter of 2006 was up $199,000, or 12%, from the third quarter of 2005. Year-to-date advertising and public relations expense increased $973,000, or 21%, from the first nine months of 2005. These increases reflect the program costs associated with several initiatives to raise core deposits and marketing campaigns to generate brand awareness in selected markets.
     Professional fees for the third quarter was down $236,000, or 20%, from the third quarter of 2005, and down $115,000, or 4%, for the first nine months of 2006 as compared to the same period of 2005. The changes are primarily due to the timing of services provided for Sarbanes-Oxley compliance.
     Other expense for the third quarter of 2006 decreased by $103,000, or 3%, from 2005 partially due to a reduction of fraud losses in 2006 and higher lending costs in the third quarter of 2005 related to our significant de novo expansion in Gainesville, Georgia. Year-to-date other expense increased $1.1 million, or 12%, from the first nine months of 2005. This increase was primarily due to higher costs to support electronic and internet banking, as well as continued de novo expansion and business growth.
     The efficiency ratio measures total operating expenses as a percentage of total revenue, excluding the provision for loan losses and net securities gains or losses. United’s efficiency ratio for the third quarter was 58.44% compared with 61.16% for the third quarter of 2005. Year-to-date, the efficiency ratio was 58.67% compared with 60.64% for the first nine months of 2005. The decrease is primarily the result of the increase in net interest revenue, offset by the cost of additional de novo locations. United’s efficiency ratio remained within management’s long-term efficiency goal of 58% — 60%.

Income Taxes
     Income tax expense was $10.0 million for the third quarter of 2006, as compared with $8.0 million for the third quarter of 2005, representing a 36.51% and 35.75% effective tax rate, respectively. The effective tax rates were lower than the statutory tax rates primarily due to interest revenue on certain investment securities and loans that are exempt from income taxes and tax credits received on affordable housing investments. The effective tax rate has increased as tax-exempt interest revenue on securities and loans has declined as a percentage of pre-tax earnings, and due to the expensing of stock options, which includes incentive stock options that are not deductible for tax purposes. Additional information regarding income taxes can be found in Note 14 to the consolidated financial statements filed with United’s 2005 Form 10-K.
Balance Sheet Review
     Total assets at September 30, 2006 were $6.5 billion, 10% higher than the $5.9 billion at December 31, 2005 and 13% higher than the $5.7 billion at September 30, 2005. Average total assets for the third quarter of 2006 were $6.4 billion, up $742 million, or 13%, from average assets in the third quarter of 2005.
Loans
     The following table presents a summary of the loan portfolio.
Table 7 — Loans Outstanding
(dollars in thousands)

	September 30,	December 31,	September 30,
	2006	2005	2005
Commercial (commercial and industrial)	$271,803	$236,882	$232,870
Commercial (secured by real estate)	1,157,561	1,055,191	1,029,159

Total commercial	1,429,364	1,292,073	1,262,029
Construction and land development	2,064,756	1,738,990	1,616,809
Residential mortgage	1,299,511	1,205,685	1,214,734
Installment	171,734	161,538	160,479

Total loans	$4,965,365	$4,398,286	$4,254,051

As a percentage of total loans:
Commercial (commercial and industrial)	5%	5%	5%
Commercial (secured by real estate)	24	24	24

Total commercial	29	29	29
Construction and land development	42	40	38
Residential mortgage	26	27	29
Installment	3	4	4

Total	100%	100%	100%

     At September 30, 2006, total loans were $5.0 billion, an increase of $711 million, or 17%, from September 30, 2005 and an increase of $567 million, or 13%, from December 31, 2005. United continues to experience strong loan growth in all markets, with particular strength in construction and land development loans. Substantially all loans are to customers located in the immediate market areas of the banks in Georgia, North Carolina, and Tennessee and these markets continue to experience strong population growth.

Asset Quality and Risk Elements
     United manages asset quality and controls credit risk through close review and oversight of the loan portfolio as well as adherence to policies designed to promote sound underwriting and loan monitoring practices. United’s credit administration function is responsible for monitoring asset quality, establishing credit policies and procedures and the consistent application of these policies and procedures at the Banks. Additional information on the credit administration function is included in Item 1 under the heading Loan Review and Non-performing Assets in United’s Annual Report on Form 10-K.
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
     Reviews of non-performing loans, past due loans and larger credits, designed to identify potential charges to the allowance for loan losses, as well as determine the adequacy of the allowance, are conducted on a regular basis. These reviews are performed by the responsible lending officers, as well as a separate loan review department, and consider such factors as the financial strength of borrowers, the value of the applicable collateral, past loan loss experience, anticipated loan losses, growth in the loan portfolio, prevailing economic conditions and other factors. United also uses external loan review to supplement the activities of the loan review department and to ensure the independence of the loan review process.
     The following table presents a summary of the changes in the allowance for loan losses for the three and nine-month periods ended September 30, 2006 and 2005.
Table 8 — Summary of Loan Loss Experience
(dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Balance beginning of period	$58,508	$49,873	$53,595	$47,196
Loans charged-off	(1,578)	(2,009)	(4,991)	(5,117)
Recoveries	271	624	1,397	1,209

Net charge-offs	(1,307)	(1,385)	(3,594)	(3,908)
Provision for loan losses	3,700	3,400	10,900	8,600

Balance end of period	$60,901	$51,888	$60,901	$51,888

Total loans:
At period end	$4,965,365	$4,254,051	$4,965,365	$4,254,051
Average	4,865,886	4,169,170	4,688,512	3,970,937
As a percentage of average loans (annualized):
Net charge-offs	.11%	.13%	.10%	.13%
Provision for loan losses	.30	.33	.31	.29
Allowance as a percentage of period end loans	1.23	1.22	1.23	1.22
Allowance as a percentage of period end non-performing loans	732	406	732	406
     Management believes that the allowance for loan losses at September 30, 2006 is adequate to absorb losses inherent in the loan portfolio. This assessment involves uncertainty and judgment; therefore, the adequacy of the allowance for loan losses cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examination of the Banks, may require adjustments to the provision for loan losses in future periods if, in their opinion, the results of their review warrant such additions.

Non-performing Assets
     The table below summarizes non-performing assets.
Table 9 — Non-Performing Assets
(dollars in thousands)

	September 30,	December 31,	September 30,
	2006	2005	2005
Non-accrual loans	$8,324	$11,997	$12,784
Loans past due 90 days or more and still accruing	—	—	—

Total non-performing loans	8,324	11,997	12,784
Other real estate owned	1,023	998	781

Total non-performing assets	$9,347	$12,995	$13,565

Non-performing loans as a percentage of total loans	.17%	.27%	.30%
Non-performing assets as a percentage of total assets	.14	.22	.24
     Non-performing loans, which include non-accrual loans and accruing loans past due over 90 days, totaled $8.3 million at September 30, 2006, compared with $12.0 million at December 31, 2005 and $12.8 million at September 30, 2005. The ratio of non-performing loans to total loans decreased 13 basis points from September 30, 2005 and 10 basis points from December 31, 2005. Non-performing assets, which include non-performing loans and foreclosed real estate, totaled $9.3 million at September 30, 2006, compared with $13.0 million at December 31, 2005 and $13.6 million at September 30, 2005.
     United’s policy is to place loans on non-accrual status when, in the opinion of management, the principal and interest on a loan is not likely to be repaid in accordance with the loan terms or when the loan becomes 90 days past due and is not well secured and in the process of collection. When a loan is placed on non-accrual status, interest previously accrued, but not collected, is reversed against current interest revenue. Depending on management’s evaluation of the borrower and loan collateral, interest revenue on a non-accrual loan may be recognized on a cash basis as payments are received. There were no commitments to lend additional funds to customers whose loans were on non-accrual status at September 30, 2006.
     At September 30, 2006 and 2005, there were $2.1 million and $7.2 million, respectively, of loans classified as impaired under the definition outlined in SFAS No. 114. Specific reserves allocated to these impaired loans totaled $526,000 at September 30, 2006, and $1.8 million at September 30, 2005. The average recorded investment in impaired loans for the quarters ended September 30, 2006 and 2005, was $2.2 million and $7.6 million, respectively. Interest revenue recognized on loans while they were impaired for the third quarter and first nine months of 2006 approximated $33,000 and $55,000, respectively, compared with $13,000 for the first nine months of 2005.
Investment Securities
     The composition of the investment securities portfolio reflects United’s strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of revenue. The investment securities portfolio also provides a balance to interest rate risk and credit risk in other categories of the balance sheet while providing a vehicle for the investment of available funds, furnishing liquidity, and supplying securities to pledge as required collateral for certain deposits.
     Total investment securities available for sale at quarter-end increased $34 million from third quarter of 2005. The investment portfolio is used as a supplemental tool to stabilize interest rate sensitivity and increase net interest revenue. At September 30, 2006, the securities portfolio accounts for approximately 15% of total assets, compared with 17% at both December 31, 2005 and September 30, 2005.
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

Deposits
     Total deposits at September 30, 2006 were $5.3 billion, an increase of $1.1 billion, or 27%, from September 30, 2005. Total non-interest-bearing demand deposit accounts of $667 million increased $30 million, or 5%, from September 30, 2005, and interest-bearing demand and savings accounts of $1.5 billion increased $153 million, or 11%, reflecting the success of United’s initiatives to raise core deposits.
     Total time deposits as of September 30, 2006 were $3.1 billion, an increase of $931 million, or 42%, from the third quarter of 2005. Time deposits less than $100,000 totaled $1.5 billion, compared with $1.1 billion a year ago, an increase of 36%. Time deposits of $100,000 and greater totaled $1.2 billion, compared with $791 million at September 30, 2005, an increase of 58%. United utilizes “brokered” time deposits, issued in certificates of less than $100,000, as an alternative source of cost-effective funding. Brokered time deposits outstanding at September 30, 2006 were $361 million compared with $294 million at September 30, 2005, an increase of 23%.
Wholesale Funding
     At September 30, 2006, both of the Banks were shareholders in the Federal Home Loan Bank (“FHLB”). Through this affiliation, FHLB secured advances totaled $413 million and $775 million at September 30, 2006 and 2005, respectively, and were priced at rates competitive with time deposits of like maturities. United anticipates continued utilization of this short and long-term source of funds. FHLB advances outstanding at September 30, 2006 had both fixed and floating interest rates ranging from 2.85% to 6.59%. Additional information regarding FHLB advances, including scheduled maturities, is provided in Note 10 to the consolidated financial statements included in United’s 2005 Form 10-K.
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
     One of the tools management utilizes to estimate the sensitivity of net interest revenue to changes in interest rates is an interest rate simulation model. Such estimates are based upon a number of assumptions for various scenarios, including the level of balance sheet growth, deposit repricing characteristics and the rate of prepayments. The simulation model measures the potential change in net interest revenue over a twelve-month period under various interest rate scenarios. United’s baseline scenario assumes rates remain flat (“flat rate scenario”) over the next twelve months and is the scenario that all others are compared to in order to measure the change in net interest revenue. United runs ramp scenarios that assume gradual increases and decreases of 200 basis points each over the next twelve months. United’s policy for net interest revenue simulation is limited to a change from the flat rate scenario of less than 10% for the up or down 200 basis point ramp scenarios over twelve months. At September 30, 2006, United’s simulation model indicated that a 200 basis point increase in rates over the next twelve months would cause an approximate 2.3% increase in net interest revenue and a 200 basis point decrease in rates over the next twelve months would cause an approximate 1.0% decrease in net interest revenue. At September 30, 2005, United’s simulation model indicated that a 200 basis point increase in rates over the next twelve months would cause an approximate 3.3% increase in net interest revenue and a 200 basis point decrease in rates over the next twelve months would cause an approximate 6.3% decrease in net interest revenue. The decrease in interest rate sensitivity from a year ago is primarily due to hedging activities in the third quarter of 2006 described later in this section.
     In order to manage its interest rate sensitivity, United uses off-balance sheet contracts that are considered derivative financial instruments. Derivative financial instruments can be a cost and capital effective means of modifying the repricing characteristics of on-balance sheet assets and liabilities. The offset of these instruments is included in United’s simulation modeling. At September 30, 2006, United was a party to both interest rate floor and interest rate swap contracts under which it pays a variable rate and receives a fixed rate.
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

     During the third quarter of 2006, United’s management took steps to reduce its exposure to falling interest rates by terminating its existing receive fixed / pay prime interest rate swap contracts and entering into new interest rate swap and floor contracts. The loss of approximately $3.5 million resulting from the termination of the existing interest rate swap contracts is being amortized straight line over the remaining contractual life of each terminated swap contract. United entered into new receive-fixed / pay-prime interest rate swap contracts having an aggregate notional amount of $405 million that are being accounted for as cash flow hedges of daily repricing, prime-based loans. The effect of terminating the old swaps and entering into the new swaps was to increase the notional amount of swaps and to lengthen the weighted average remaining term of these contracts from 11 months to 21 months. United also entered into one receive-fixed / pay 1-month LIBOR interest rate swap with a notional amount of $10 million that is being accounted for as a fair value hedge of brokered time deposits.
     In addition to the new swap contracts, United purchased interest rate floors having a total notional amount of $500 million at a cost of $13 million that are being accounted for as cash flow hedges of daily repricing, prime-based loans. The purchase price of the floors will be amortized into interest revenue over the life of each individual instrument.
     The following table presents the interest rate derivative contracts outstanding at September 30, 2006.
Table 10 — Derivative Financial Instruments
As of September 30, 2006
(dollars in thousands)

		Rate
	Notional	Received /
Type/Maturity	Amount	Floor Rate	Rate Paid	Fair Value(4)
Fair Value Hedges:
LIBOR Swaps (Brokered CDs)(1)
September 29, 2008	$10,000	5.25%	5.32%	$28

Total Fair Value Hedges:	10,000	5.25	5.32	28

Cash Flow Hedges:
Prime Swaps (Prime Loans)(2)
August 4, 2008	50,000	8.32	8.25	211
February 1, 2009	25,000	8.31	8.25	143
May 1, 2008	50,000	8.33	8.25	168
February 1, 2008	50,000	8.40	8.25	135
May 1, 2008	50,000	8.34	8.25	175
May 4, 2009	30,000	8.29	8.25	205
November 4, 2008	100,000	8.32	8.25	530
November 5, 2007	50,000	8.41	8.25	95

Total Prime Swaps:	405,000	8.34	8.25	1,662

Prime Floors (Prime Loans)(3)
February 4, 2010	100,000	8.75		3,248
May 4, 2010	100,000	8.75		3,507
August 4, 2010	50,000	8.75		1,888
August 1, 2009	75,000	8.75		2,018
November 1, 2009	75,000	8.75		2,229
August 1, 2010	50,000	8.75		1,884
February 1, 2009	25,000	8.75		534
May 1, 2009	25,000	8.75		601

Total Prime Floors:	500,000			15,909

Total Cash Flow Hedges:	905,000			17,571

Total Derivative Contracts	$915,000			$17,599

(1)	Rate Paid equals 1-Month LIBOR minus .0075 as of September 30, 2006

(2)	Rate Paid equals Prime rate as of September 30, 2006

(3)	Floor contracts receive cash payment equal to the floor rate less the prime rate.

(4)	Excludes accrued interest

     No ineffectiveness was recorded on any of the cash flow hedging relationships. Ineffectiveness of $21,000 was recorded in other expense for the fair value hedging relationship during the third quarter of 2006.
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
     The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and the maturities and sales of securities. Mortgage loans held for sale totaled $21.5 million at September 30, 2006, and typically turn over every 45 days as the closed loans are sold to investors in the secondary market.
     The liability section of the balance sheet provides liquidity through interest-bearing and noninterest-bearing deposit accounts. Federal funds purchased, Brokered CDs, FHLB advances and securities sold under agreements to repurchase are additional sources of liquidity and represent United’s incremental borrowing capacity. These sources of liquidity are generally short-term in nature and are used as necessary to fund asset growth and meet other short-term liquidity needs.
     United has available two lines of credit at its holding company with other financial institutions totaling $75 million. At September 30, 2006, United had no outstanding balance on these lines of credit. United had sufficient qualifying collateral to increase FHLB advances by $558 million at September 30, 2006. United’s internal policy limits brokered deposits to 25% of total non-brokered deposits. At September 30, 2006, United had the capacity to increase brokered deposits by $876 million and still remain within this limit.
     As disclosed in United’s consolidated statement of cash flows, net cash provided by operating activities was $55.6 million for the nine months ended September 30, 2006. The major contributors in this category were net income of $50.4 million, plus non-cash expense items such as depreciation, amortization and accretion of $12.8 million, provision for loan losses of $10.9 million, and stock based compensation of $2.2 million. These sources were offset by a decrease in mortgage loans held for sale of $813,000, a decrease in accrued expenses and other liabilities of $845,000, and an increase in other assets and accrued interest receivable of $21 million. Net cash used by investing activities of $551.0 million consisted primarily of a net increase in loans totaling $566.0 million, purchases of premises and equipment of $25.1 million, and $160.4 million used to purchase investment securities, partially offset by proceeds from sales of securities of $72.4 million, maturities and calls of investment securities of $97.5 million, and net cash received from branch acquisitions of $26.4 million. Net cash provided by financing activities consisted primarily of a net increase in deposits of $793.6 million, a net decrease in federal funds purchased, repurchase agreements, and other short-term borrowings of $66.9 million, and proceeds from exercise of stock options and common stock issued for employee benefit plans of $4.4 million, partially offset by a net decrease in FHLB advances of $223.0 million, and cash dividends paid of $9.3 million. In the opinion of management, the liquidity position at September 30, 2006 is sufficient to meet its expected cash flow requirements.
Capital Resources and Dividends
     Shareholders’ equity at September 30, 2006 was $526.7 million, an increase of $102.7 million, or 24% from September 30, 2005. Accumulated other comprehensive income (loss) is not included in the calculation of regulatory capital adequacy ratios. Excluding the change in the accumulated other comprehensive income (loss), shareholders’ equity increased $102.3 million, or 24%, from September 30, 2005. Dividends of $9.6 million, or $.24 per share, were declared on common stock during the first nine months of 2006, an increase of 20% from the amount declared in the same period in 2005 due to a 14% increase in the dividend rate and an increase in the number of outstanding shares. The dividend payout ratio for the third quarter was 19% for 2006 and 2005. United has historically retained the majority of its earnings in order to provide a cost effective source of capital for continued growth and expansion. However, in recognition that cash dividends are an important component of shareholder value, United has instituted a dividend program that provides for increased cash dividends when earnings and capital levels permit.
     United’s Board of Directors has authorized the repurchase of United’s outstanding common stock for the general corporate purposes. At September 30, 2006, 1,000,000 shares may be repurchased under the current authorization through December 31, 2007.

     United’s common stock trades on the Nasdaq Global Select Market under the symbol “UCBI”. Below is a quarterly schedule of high, low and closing stock prices and average daily volume for 2006 and 2005.
Table 11 — Stock Price Information

	2006				2005
	High	Low	Close	Avg Volume	High	Low	Close	Avg Volume
First quarter	$29.64	$26.02	$28.15	59,252	$27.92	$23.02	$23.73	42,662
Second quarter	31.26	27.02	30.44	92,937	26.44	21.70	26.02	63,805
Third quarter	33.10	27.51	30.05	86,495	29.36	25.75	28.50	59,305
Fourth quarter					30.50	25.32	26.66	74,710
     The following table presents the quarterly cash dividends declared in 2006 and 2005 and the respective payout ratios as a percentage of basic earnings per share.
Table 12 — Dividend Payout Information

	2006		2005
	Dividend	Payout %	Dividend	Payout %
First quarter	$.08	20	$.07	20
Second quarter	.08	19	.07	19
Third quarter	.08	19	.07	19
Fourth quarter			.07	18
     The Board of Governors of the Federal Reserve System has issued guidelines for the implementation of risk-based capital requirements by U.S. banks and bank holding companies. These risk-based capital guidelines take into consideration risk factors, as defined by regulators, associated with various categories of assets, both on and off-balance sheet. Under the guidelines, capital strength is measured in two tiers that are used in conjunction with risk-adjusted assets to determine the risk based capital ratios. The guidelines require an 8% total risk-based capital ratio, of which 4% must be Tier I capital. To be considered well capitalized under the guidelines, a 10% total risk-based capital ratio and a 6% Tier I risk-based capital ratio are required.
     The following table shows United’s capital ratios, as calculated under regulatory guidelines, at September 30, 2006 and 2005.
Table 13 — Capital Ratios
(dollars in thousands)

	2006		2005
	Actual	Regulatory	Actual	Regulatory
	Amount	Minimum	Amount	Minimum
Tier I Leverage:
Amount	$457,079	$187,020	$355,571	$164,815
Ratio	7.33%	3.00%	6.47%	3.00%

Tier I Risk-Based:
Amount	$457,079	$206,290	$355,571	$175,703
Ratio	8.86%	4.00%	8.09%	4.00%

Total Risk-Based:
Amount	$587,580	$412,581	$477,059	$351,407
Ratio	11.39%	8.00%	10.86%	8.00%
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

     A minimum leverage ratio is required in addition to the risk-based capital standards and is defined as Tier I capital divided by quarterly average assets adjusted for goodwill and deposit-based intangibles. Although a minimum leverage ratio of 3% is required for the highest-rated bank holding companies which are not undertaking significant expansion programs, the Federal Reserve Board requires a bank holding company to maintain a leverage ratio greater than 3% if it is experiencing or anticipating significant growth or is operating with less than well-diversified risks in the opinion of the Federal Reserve Board. The Federal Reserve Board uses the leverage and risk-based capital ratios to assess capital adequacy of banks and bank holding companies.
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
Item 3. Quantitative and Qualitative Disclosure About Market Risk
     There have been no material changes in United’s quantitative and qualitative disclosures about market risk as of September 30, 2006 from that presented in the Annual Report on Form 10-K for the year ended December 31, 2005. The interest rate sensitivity position at September 30, 2006 is included in management’s discussion and analysis on page 21 of this report.
Item 4. Controls and Procedures
     United’s management, including the Chief Executive Officer and Chief Financial Officer, supervised and participated in an evaluation of the company’s disclosure controls and procedures as of September 30, 2006. Based on, and as of the date of, that evaluation, United’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective in accumulating and communicating information to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures of that information under the Securities and Exchange Commission’s rules and forms and that the disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports that are filed or submitted by United under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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

Item 1A. Risk Factors
     There have been no material changes from the risk factors previously disclosed in United’s Form 10-K for the year ended December 31, 2005, but United did revise and clarify the following risk factor:
     The risk factor under the heading “United’s concentration of construction loans is subject to unique risks that could adversely affect earnings.” is replaced with the following:
“United’s concentration of construction and land development loans is subject to unique risks that could adversely affect earnings.
     United’s construction and land development loan portfolio was $2.1 billion at September 30, 2006, comprising 42% of total loans. Construction and land development loans are often riskier than home equity loans or residential mortgage loans to individuals. In the event of a general economic slowdown, they would represent higher risk due to slower sales and reduced cash flow that could impact the borrowers’ ability to repay on a timely basis.
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

Date: November 7, 2006