Form 10-K
period 2006-12-31
UNITED COMMUNITY BANKS INC
filed 2007-02-27
CIK 857855

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2006
Commission File Number 0-21656
UNITED COMMUNITY BANKS, INC.
(Exact name of registrant as specified in its charter)

Georgia	58-1807304

(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

63 Highway 515, Blairsville, Georgia	30512

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (706) 781-2265
Securities registered pursuant to Section 12(b) of the Act: None
Name of exchange on which registered: Nasdaq Global Select
Securities registered pursuant to Section 12(g) of the Act:
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
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     Aggregate market value of the voting stock held by non-affiliates of the Registrant: $1,033,500,000 (based on shares held by non-affiliates at $30.44 per share, the closing stock price on the Nasdaq stock market on June 30, 2006).
     As of January 31, 2007, 44,455,841 shares of common stock were issued and outstanding, including presently exercisable options to acquire 1,436,362 shares and 32,928 shares issuable under United Community Banks, Inc.’s deferred compensation plan.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 25, 2007 are incorporated herein into Part III by reference.

PART I
ITEM 1. BUSINESS.
     United Community Banks, Inc. (“United”), a bank holding company registered under the Bank Holding Company Act of 1956, was incorporated under the laws of Georgia in 1987 and commenced operations in 1988 by acquiring 100% of the outstanding shares of Union County Bank, Blairsville, Georgia, now known as United Community Bank (“UCB-Georgia”). Substantially all of United’s activities are currently conducted by its wholly-owned state chartered bank subsidiaries: UCB-Georgia and United Community Bank, Brevard, North Carolina (“UCB-North Carolina”), which United acquired in 1990. UCB-Georgia and UCB-North Carolina are collectively referred to in this report as the “Banks.”
     Since the early 1990’s, United has actively expanded its market coverage through organic growth complemented by selective acquisitions, primarily of banks whose management share United’s community banking and customer service philosophies. Although those acquisitions have directly contributed approximately 30% of United’s growth over the last ten years, their contribution has primarily been to provide United access to new markets with attractive growth potential. Organic growth in assets includes growth through existing offices as well as growth at de novo locations and post-acquisition growth at acquired banking offices. Organic growth will continue to be the focus of United’s balanced growth strategy to extend its reach in both new and existing markets.
     To emphasize the commitment to community banking, United conducts substantially all of its operations through a community-focused operating model of 26 separate “community banks,” which as of December 31, 2006, operated at 101 locations in north Georgia, metro Atlanta, coastal Georgia, western North Carolina and east Tennessee. The community banks offer a full range of retail and corporate banking services, including checking, savings, and time deposit accounts, secured and unsecured loans, wire transfers, brokerage services, and other financial services, and are led by local bank presidents (referred to herein as the “Presidents”) and management with significant experience in, and ties to, their communities. Each of the community bank Presidents has authority, alone or with other local officers, to make most credit decisions.
     In December 2006, United completed the acquisition of Southern Bancorp, Inc. a Georgia bank holding company. United also acquired two branch locations in western North Carolina. Both transactions collectively added $430 million in assets and $360 million in deposits. In addition, United opened eight de novo locations in 2006 and seven in 2005. United made no acquisitions during 2005.
     On February 6, 2007, United announced a definitive agreement to acquire Gwinnett Commercial Group, Inc. (“Gwinnett Commercial”) and its wholly-owned subsidiary First Bank of the South. At December 31, 2006, Gwinnett Commercial had total assets and deposits of $675 million and $583 million, respectively. First Bank of the South has five banking offices in metro Atlanta.
     Under the terms of the agreement, Gwinnett Commercial’s shareholders will receive $32.5 million in cash consideration and 5.7 million shares of United common stock. Based on United Community Banks 30 day average closing price of $32.35 on February 2, 2007, the transaction has an aggregate value of approximately $216.6 million. The transaction is expected to close during the second quarter of 2007.
     UCB-Georgia, through its full-service retail mortgage lending division, United Community Mortgage Services (“UCMS”), is approved as a seller/servicer for Federal National Mortgage Association and Federal Home Loan Mortgage Corporation and provides fixed and adjustable-rate home mortgages. During 2006, UCB-Georgia originated $365 million of residential mortgage loans throughout Georgia, North Carolina and Tennessee for the purchase of homes and to refinance existing mortgage debt. Substantially all of these mortgages were sold into the secondary market with no recourse to UCB-Georgia other than for breach of warranties.
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
     The following table displays the respective percentage of total bank and thrift deposits in each county where the Banks have operations. The table also indicates the ranking by deposit size in each county. All information in the table was obtained from the Federal Deposit Insurance Corporation Summary of Deposits as of June 30, 2006. The following information only shows market share in deposit gathering, which may not be indicative of market presence in other areas.

Share of Local Deposit Markets by County — Banks and Savings Institutions

UCB - GEORGIA						UCB - NORTH CAROLINA
	Market	Rank in		Market	Rank in		Market	Rank in
	Share	Market		Share	Market		Share	Market
Metro Atlanta			North Georgia			Avery	13%	4
Bartow	7%	6	Chattooga	38%	2	Cherokee	44	1
Carroll	3	9	Fannin	56	1	Clay	51	1
Cherokee	4	9	Floyd	15	3	Graham	69	1
Cobb	4	7	Gilmer	14	2	Haywood	11	5
Coweta	1	11	Habersham	15	3	Henderson	2	12
Dawson	40	1	Hall	9	4	Jackson	24	2
Douglas	1	12	Lumpkin	27	2	Macon	8	4
Fayette	2	11	Rabun	15	3	Mitchell	28	2
Forsyth	1	12	Towns	34	2	Swain	31	2
Fulton	1	19	Union	80	1	Transylvania	15	3
Henry	4	8	White	42	1	Yancey	9	5
Newton	4	6
Paulding	3	7	Tennessee
Rockdale	14	2	Blount	4	7
			Knox	1	13
Coastal Georgia			Loudon	19	3
Chatham	1	11	McMinn	4	7
Glynn	16	3	Monroe	1	8
Ware	8	5	Roane	10	3
Loans
     The Banks make both secured and unsecured loans to individuals, firms, and corporations. Secured loans include first and second real estate mortgage loans. The Banks also make direct installment loans to consumers on both a secured and unsecured basis. At December 31, 2006, commercial (commercial and industrial), commercial (secured by real estate), construction and land development, residential mortgage and consumer installment loans represented approximately 6%, 23%, 43%, 25% and 3%, respectively, of United’s total loan portfolio.
     Specific risk elements associated with each of the Banks’ lending categories include, but are not limited to:

Loan Type	Risk Elements
Commercial (commercial and industrial)	Industry concentrations; inability to monitor the condition of collateral (inventory, accounts receivable and vehicles); increased competition; use of specialized or obsolete equipment as collateral; insufficient cash flow from operations to service debt payments.

Commercial (secured by real estate)	Loan portfolio concentrations; declines in general economic conditions and occupancy rates; business failure and lack of a suitable alternative use for property; environmental contamination.

Construction and land development	Loan portfolio concentrations; inadequate long-term financing arrangements; cost overruns, changes in market demand for property.

Residential mortgage	Changes in local economy affecting borrower’s employment; insufficient collateral value due to decline in property value.

Consumer Installment	Loss of borrower’s employment; changes in local economy; the inability to monitor collateral (vehicles and boats).

Lending Policy
     The Banks make loans primarily to persons or businesses that reside, work, own property, or operate in their primary market areas. Unsecured loans are generally made only to persons who qualify for such credit based on net worth and liquidity. Secured loans are made to persons who are well established and have net worth, collateral, and cash flow to support the loan. Exceptions to the Banks’ policies are permitted on a case-by-case basis and require the approving officer to document, in writing, the reason for the exception. Policy exceptions made for borrowers whose total aggregate loans exceed the approving officer’s credit limit must be approved through the credit approval process. All loans to borrowers whose aggregate lending relationship exceeds $5 million must be reported to the lending Bank’s Board of Directors for ratification.
     United’s Credit Administration department provides each lending officer with written guidelines for lending activities as approved by the Banks’ Boards of Directors. Limited lending authority is delegated to lending officers by United’s Management Credit and Policy Committee as authorized by the Banks’ Boards of Directors or the Committee’s designees in Credit Administration. Loans in excess of individual officer credit authority must be approved by a senior officer with sufficient approval authority delegated by the Management Credit and Policy Committee as authorized by the Banks’ Boards of Directors. Loans to borrowers whose total aggregate loans exceed $12.5 million require the additional approval of two United directors.
Regional Credit Managers
     United utilizes its Regional Credit Managers to provide credit administration support to the Banks as needed. The Regional Credit Managers have joint lending approval authority with the community bank Presidents within varying limits set by the Management Credit and Policy Committee based on characteristics of each market. The Regional Credit Managers also provide credit underwriting support as needed by the Banks they serve.
Loan Review and Non-performing Assets
     The Loan Review Department of United reviews, or engages an independent third party to review, the Banks’ loan portfolios on an ongoing basis to identify any weaknesses in the portfolio and to assess the general quality of credit underwriting. The results of such reviews are presented to Executive Management, the community bank Presidents, Credit Administration management and the Audit Committees of the Boards of Directors. If an individual loan or credit relationship has a material weakness identified during the review process, the risk rating of the loan, or all loans comprising that credit relationship, will be downgraded to a classification that most closely matches the current risk level. The review process also provides for the upgrade of loans that show improvement since the last review. Since each loan in a credit relationship may have a different credit structure, collateral, and other secondary source of repayment, different loans in a relationship can be assigned different risk ratings. Under United’s 10-tier loan grading system, grades 1 through 6 are considered “pass” (acceptable) credit risk, grade 7 is a “watch” rating, and grades 8 through 10 are “adversely classified” credits that require management’s attention. Both the pass and adversely classified ratings, and the entire 10-grade rating scale, provide for a higher numeric rating for increased risk. For example, a risk rating of 1 is the least risky of all credits and would be typical of a loan that is 100% secured by a deposit at one of the Banks. Risk ratings of 2 through 6 in the pass category each have incrementally more risk. The four watch list credit ratings and rating definitions are:

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

     In addition, Credit Administration and Accounting jointly prepare a quarterly analysis to determine the adequacy of the Allowance for Loan Losses (“ALL”) for each of the Banks. The aggregation of these ALL analyses provides the consolidated analysis for United. The ALL analysis starts with total loans and subtracting loans secured by deposit accounts at the Banks, which effectively have no risk of loss. Next, all loans with an adversely classified rating are subtracted, including loans considered impaired. The remaining loan balance for each major loan category is then multiplied by its respective loss factor that is derived from the average historical loss rate for the preceding two year period, adjusted to reflect current economic conditions, which provides a required minimum ALL for pass credits. The remaining total loans in each of the four watch list rating categories are then multiplied by the following loss factors: Watch (5%); Substandard (25%); Doubtful (50%); and Loss (100%). Loans that are considered impaired are evaluated separately and are assigned specific reserves as necessary.
Asset/Liability Committees
     United’s asset/liability committee (“ALCO”) is composed of executive officers and the Treasurer of United. The Banks’ ALCOs are composed of executive officers of each of the Banks and the Treasurer of United. The ALCOs are charged with managing the assets and liabilities of United and each of the Banks. The ALCOs attempt to manage asset growth, liquidity, and capital to maximize income and reduce interest rate risk, market risk and liquidity risk. The ALCOs direct each Bank’s overall acquisition and allocation of funds. At periodic meetings, the committees review the monthly asset and liability funds budget in relation to the actual flow of funds; the ratio of the amount of rate sensitive assets to the amount of rate sensitive liabilities; the ratio of allowance for loan losses to outstanding and non-performing loans; and other variables, such as stress testing expected loan demand, investment opportunities, core deposit growth within specified categories, regulatory changes, monetary policy adjustments and the overall state of the economy. A more comprehensive discussion of United’s Asset/Liability Management and interest rate risk is contained in Management’s Discussion and Analysis (Part II, Item 7) and Quantitative and Qualitative Disclosures About Market Risk (Part II, Item 7A) sections of this report.
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
Employees
     As of December 31, 2006, United and its subsidiaries had 1,866 full-time equivalent employees. Neither United nor any of the subsidiaries was a party to any collective bargaining agreement and management believes that employee relations are good.
Available Information
     United’s Internet website address is ucbi.com. United makes available free of charge through its website Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after they are filed with, or furnished to, the Securities & Exchange Commission.
Supervision And Regulation
     The following is an explanation of the supervision and regulation of United and the Banks as financial institutions. This explanation does not purport to describe state, federal or Nasdaq Stock Market supervision and regulation of general business corporations or Nasdaq listed companies.
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

     Each of United’s subsidiaries is regularly examined by the Federal Deposit Insurance Corporation (the “FDIC”). UCB-Georgia as a state banking association organized under Georgia law, is subject to the supervision of, and is regularly examined by, the DBF. UCB-North Carolina is subject to the supervision of, and is regularly examined by, the NCBC. UCB-Georgia’s Tennessee branches are subject to examination by the TDFI. Both the FDIC and the respective state bank regulators must grant prior approval of any merger, consolidation or other corporation reorganization involving UCB-Georgia, or UCB-North Carolina. A bank can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with the default of a commonly-controlled institution.
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
     The payment of dividends by United and the Banks may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. In addition, if, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending upon the financial condition of the bank, could include the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice. The FDIC has issued a policy statement providing that insured banks should generally only pay dividends out of current operating earnings. In addition to the formal statutes and regulations, regulatory authorities consider the adequacy of each of the Bank’s total capital in relation to its assets, deposits and other such items. Capital adequacy considerations could further limit the availability of dividends to the Banks. At December 31, 2006, net assets available from the Banks to pay dividends without prior approval from regulatory authorities totaled approximately $46 million. For 2006, United’s declared cash dividend payout to common stockholders was $13.1 million, or 18.82% of basic earnings per common share.
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
     To continue to conduct its business as currently conducted, United and the Banks will need to maintain capital well above the minimum levels. As of December 31, 2006 and 2005, the most recent notifications from the FDIC categorized each of the Banks as “well capitalized” under current regulations.
     Commercial Real Estate. In December, 2006 the federal banking agencies, including the FDIC, issued a final guidance on concentrations in commercial real estate lending, noting that recent increases in banks’ commercial real estate concentrations could create safety and soundness concerns in the event of a significant economic downturn. The guidance mandates certain minimal risk management practices and categorizes banks with defined levels of such concentrations as banks requiring elevated examiner scrutiny. The Banks have concentrations in commercial real estate loans in excess of those defined levels. Management believes that United’s credit processes and procedures meet the risk management standards dictated by this guidance, but it is not yet possible to determine the impact this guidance may have on examiner attitudes with respect to the Banks’ real estate concentrations, which attitudes could effectively limit increases in the Banks’ loan portfolios and require additional credit administration and management costs associated with those portfolios.
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

Executive Officers Of United
     Senior executives of United are elected by the Board of Directors annually and serve at the pleasure of the Board of Directors.
     The senior executives of United, and their ages, positions with United, past five year employment history and terms of office as of January 31, 2007, are as follows:

Name (age)	Position with United	Officer of United Since
Jimmy C. Tallent (54)	President, Chief Executive Officer and Director	1988

Guy W. Freeman (70)	Executive Vice President, Chief Operating Officer and Director	1995

Rex S. Schuette (57)	Executive Vice President and Chief Financial Officer	2001

Thomas C. Gilliland (59)	Executive Vice President, Secretary, General Counsel and Director	1992

Ray K. Williams (61)	Executive Vice President of Risk Management since March 2002; prior to joining United, he was a private investor from 1996 to 2002, before that he was Corporate Senior Credit Officer of Bank South Corporation	2002

Craig Metz (51)	Executive Vice President of Marketing since August 2002; prior to joining United, he was Executive Vice President of Consumer Marketing Services of Assurant Group - Fortis Company	2002

William M. Gilbert (54)	Senior Vice President of Retail Banking since June 2003; previously, he was President of United Community Bank - Summerville	2003
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
United’s concentration of construction and land development loans is subject to unique risks that could adversely affect earnings.
     United’s construction and land development loan portfolio was $2.3 billion at December 31, 2006, comprising 43% of total loans. Construction and land development loans are often riskier than home equity loans or residential mortgage loans to individuals. In the event of a general economic slowdown, they would represent higher risk due to slower sales and reduced cash flow that could impact the borrowers’ ability to repay on a timely basis.
     In addition, although regulations and regulatory policies affecting banks and financial services companies undergo continuous change and we cannot predict when changes will occur or the ultimate effect of any changes, there has been recent regulatory focus on construction, development and other commercial real estate lending. Recent changes in the federal policies applicable to construction, development or other commercial real estate loans make us subject us to substantial limitations with respect to making such loans, increase the costs of making such loans, and require us to have a greater amount of capital to support this kind of lending, all of which could have a material adverse effect on our profitability or financial condition.
United may face risks with respect to future expansion and acquisitions.
     United regularly engages in de novo branch expansion. Also, if a business opportunity becomes available in the right market with the right management team, United may seek to acquire other financial institutions or parts of those institutions. These involve a number of risks, including:
•	the potential inaccuracy of the estimates and judgments used to evaluate credit, operations, management and market risks with respect to a target institution;

•	the time and costs of evaluating new markets, hiring or retaining experienced local management and opening new offices and the time lags between these activities and the generation of sufficient assets and deposits to support the costs of the expansion;

•	the incurrence and possible impairment of goodwill associated with an acquisition and possible adverse effects on results of operations; and

•	the risk of loss of key employees and customers of the acquired institution.
Changes in prevailing interest rates may negatively affect net income and the value of United’s assets.
     Changes in prevailing interest rates may negatively affect the level of net interest revenue, the primary component of net income. In a period of changing interest rates, interest expense may increase at different rates than the interest earned on assets. Accordingly, changes in interest rates could decrease net interest revenue. At December 31, 2006, our simulation model indicated that a 200 basis point increase in rates over the next twelve months would cause an approximate 1.9% increase in net interest revenue and a 200 basis point decrease in rates over the next twelve months would cause an approximate .7% decrease in net interest revenue.

     Changes in the level of interest rates may also negatively affect the value of United’s assets and its ability to realize gains or avoid losses from the sale of those assets, all of which ultimately affect earnings. In addition, an increase in interest rates may decrease the demand for loans.
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
     The banking business is highly competitive, and United experiences competition in each of its markets from many other financial institutions. United competes with commercial banks, credit unions, savings and loan associations, mortgage banking firms, securities brokerage firms, insurance companies, money market funds and other mutual funds, as well as community, super-regional, national and international financial institutions that operate offices in its market areas and elsewhere. United competes with these institutions both in attracting deposits and in making loans. Many of United’s competitors are well-established, larger financial institutions that are able to operate profitably with a narrower net interest margin and have a more diverse revenue base. United may face a competitive disadvantage as a result of its smaller size, more limited geographic diversification and inability to spread costs across broader markets. Although United competes by concentrating marketing efforts in primary markets with local advertisements, personal contacts and greater flexibility and responsiveness in working with local customers, there can be no assurance that this strategy will continue to be successful.
ITEM 1B. UNRESOLVED STAFF COMMENTS.
     There have been no written comments from the Securities and Exchange Commission staff regarding United’s periodic or current reports under the Exchange Act.
ITEM 2. PROPERTIES.
     The executive offices of United are located at 63 Highway 515, Blairsville, Georgia. United owns this property. The Banks conduct business from facilities primarily owned by the Banks, all of which are in a good state of repair and appropriately designed for use as banking facilities. The Banks, Brintech and UCIS provide services or perform operational functions at 125 locations, of which 94 are owned and 31 are leased under operating leases. Note 7 to United’s Consolidated Financial Statements includes additional information regarding amounts invested in premises and equipment.
ITEM 3. LEGAL PROCEEDINGS.
     In the ordinary course of operations, United and the Banks are defendants in various legal proceedings incidental to its business. In the opinion of management, there is no pending or threatened proceeding in which an adverse decision will result in a material adverse change in the consolidated financial condition or results of operations of United. No material proceedings terminated in the fourth quarter of 2006.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     No matters were submitted to a vote of the security holders of United during the fourth quarter of 2006.

PART II
ITEM 5. MARKET FOR UNITED’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES                 OF EQUITY SECURITIES.
     Stock. United’s common stock trades on The Nasdaq Global Select Market under the symbol “UCBI”. The closing price for the period ended December 31, 2006 was $32.32. Below is a schedule of high, low and closing stock prices and average daily volume for all quarters in 2006 and 2005.
Stock Price Information

	2006				2005
	High	Low	Close	Avg Daily Volume	High	Low	Close	Avg Daily Volume
First quarter	$29.64	$26.02	$28.15	59,252	$27.92	$23.02	$23.73	42,662
Second quarter	31.26	27.02	30.44	92,937	26.44	21.70	26.02	63,805
Third quarter	33.10	27.51	30.05	86,495	29.36	25.75	28.50	59,305
Fourth quarter	33.37	29.03	32.32	87,626	30.50	25.32	26.66	74,710
     At January 31, 2007, there were approximately 12,000 shareholders of record of United’s common stock.
     Stock Split. On April 28, 2004, United affected a three-for-two stock split in the form of a stock dividend for shareholders of record April 14, 2004. All financial statements and per share amounts included in this Form 10-K have been restated to reflect the change in the number of shares outstanding as of the beginning of the earliest period presented.
     Dividends. United declared cash dividends of $.32, $.28 and $.24 per common share in 2006, 2005 and 2004, respectively. Federal and state laws and regulations impose restrictions on the ability of United and the Banks to pay dividends. Additional information regarding this item is included in Note 15 to the Consolidated Financial Statements and under the heading of “Supervision and Regulation” in Part I of this report.
     Share Repurchases. United’s 2000 Key Employee Stock Option Plan allows option holders to exercise stock options by delivering previously acquired shares having a fair market value equal to the exercise price provided that the shares delivered must have been held by the option holder for at least six months. During 2006 and 2005, optionees delivered 17,576 and 52,284 shares, respectively, to exercise stock options. There were no other share repurchases during 2006 and 2005.
     Sales of Unregistered Securities. United has not sold any unregistered securities in the past three years.

     Performance Graph. Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on United’s common stock against the cumulative total return on the Nasdaq Stock Market (U.S. Companies) Index and the Nasdaq Bank Stocks Index for the five-year period commencing December 31, 2001 and ending on December 31, 2006. United’s common stock was not traded on an exchange until March 18, 2002 when it became listed on the Nasdaq Stock Market. The total shareholder return is based on stock trades known to United during the periods prior to March 18, 2002.
FIVE YEAR CUMULATIVE TOTAL RETURNS*
COMPARISON OF UNITED COMMUNITY BANKS, INC.,
NASDAQ STOCK MARKET (U.S.) INDEX
AND NASDAQ BANK INDEX
As of December 31
* Assumes $100 Invested on December 31, 2001 in United’s common stock and above noted indexes. Total return includes reinvestment of dividends and values of stock and indexes as of December 31 of each year.

	Cumulative Total Return
	2001	2002	2003	2004	2005	2006
United Community Banks, Inc.	$100	$126	$172	$214	$214	$262
Nasdaq Stock Market (U.S.) Index	100	69	103	112	115	126
Nasdaq Bank Index	100	102	132	151	147	165

ITEM 6. SELECTED FINANCIAL DATA
UNITED COMMUNITY BANKS, INC.
Selected Financial Information
For the Years Ended December 31,

(in thousands, except per share data;						5 Year
taxable equivalent)	2006	2005	2004	2003	2002	CAGR (4)

INCOME SUMMARY
Interest revenue	$446,695	$324,225	$227,792	$198,689	$185,498
Interest expense	208,815	127,426	74,794	70,600	76,357

Net interest revenue	237,880	196,799	152,998	128,089	109,141	19%
Provision for loan losses	14,600	12,100	7,600	6,300	6,900
Fee revenue	49,095	46,148	39,539	38,184	30,734	14

Total revenue	272,375	230,847	184,937	159,973	132,975	18
Operating expenses (1)	162,070	140,808	110,974	97,251	80,690	16

Income before taxes	110,305	90,039	73,963	62,722	52,285	20
Income taxes	41,490	33,297	26,807	23,247	19,505

Net operating income	68,815	56,742	47,156	39,475	32,780	19
Merger-related charges, net of tax	—	—	565	1,357	—

Net income	$68,815	$56,742	$46,591	$38,118	$32,780	20

OPERATING PERFORMANCE (1)
Earnings per common share:
Basic	$1.70	$1.47	$1.31	$1.15	$1.02	14
Diluted	1.66	1.43	1.27	1.12	.99	14
Return on tangible equity (2)(3)	17.52%	18.99%	19.74%	19.24%	17.88%
Return on assets	1.09	1.04	1.07	1.06	1.11
Efficiency ratio	56.35	57.77	57.65	58.39	57.72
Dividend payout ratio	18.82	19.05	18.32	17.39	16.34
GAAP PERFORMANCE
Per common share:
Basic earnings	$1.70	$1.47	$1.29	$1.11	$1.02	15
Diluted earnings	1.66	1.43	1.25	1.08	.99	15
Cash dividends declared (rounded)	.32	.28	.24	.20	.17	19
Book value	14.37	11.80	10.39	8.47	6.89	19
Tangible book value (3)	10.57	8.94	7.34	6.52	6.49	14
Key performance ratios:
Return on equity (2)	13.28%	13.46%	14.39%	14.79%	16.54%
Return on assets	1.09	1.04	1.05	1.02	1.11
Net interest margin	4.05	3.85	3.71	3.68	3.95
Dividend payout ratio	18.82	19.05	18.60	18.02	16.34
Equity to assets	8.06	7.63	7.45	7.21	7.01
Tangible equity to assets (3)	6.32	5.64	5.78	6.02	6.60
ASSET QUALITY
Allowance for loan losses	$66,566	$53,595	$47,196	$38,655	$30,914
Non-performing assets	13,654	12,995	8,725	7,589	8,019
Net charge-offs	5,524	5,701	3,617	4,097	3,111
Allowance for loan losses to loans	1.24%	1.22%	1.26%	1.28%	1.30%
Non-performing assets to total assets	.19	.22	.17	.19	.25
Net charge-offs to average loans	.12	.14	.11	.15	.14
AVERAGE BALANCES
Loans	$4,800,981	$4,061,091	$3,322,916	$2,753,451	$2,239,875	21
Investment securities	1,041,897	989,201	734,577	667,211	464,468	16
Earning assets	5,877,483	5,109,053	4,119,327	3,476,030	2,761,265	19
Total assets	6,287,148	5,472,200	4,416,835	3,721,284	2,959,295	19
Deposits	5,017,435	4,003,084	3,247,612	2,743,087	2,311,717	20
Shareholders’ equity	506,946	417,309	329,225	268,446	207,312	24
Common shares outstanding:
Basic	40,393	38,477	36,071	34,132	32,062
Diluted	41,575	39,721	37,273	35,252	33,241
AT YEAR END
Loans	$5,376,538	$4,398,286	$3,734,905	$3,015,997	$2,381,798	22
Investment securities	1,107,153	990,687	879,978	659,891	559,390	19
Earning assets	6,565,730	5,470,718	4,738,389	3,796,332	3,029,409	21
Total assets	7,101,249	5,865,756	5,087,702	4,068,834	3,211,344	21
Deposits	5,772,886	4,477,600	3,680,516	2,857,449	2,385,239	22
Shareholders’ equity	616,767	472,686	397,088	299,373	221,579	26
Common shares outstanding	42,891	40,020	38,168	35,289	31,895

(1)	Excludes pre-tax merger-related and restructuring charges totaling $.9 million, or $.02 per diluted common share, recorded in 2004 and $2.1 million, or $.04 per diluted common share, recorded in 2003.

(2)	Net income available to common stockholders, which excludes preferred stock dividends, divided by average realized common equity which excludes accumulated other comprehensive income (loss).

(3)	Excludes effect of acquisition related intangibles and associated amortization.

(4)	Compound annual growth rate.

UNITED COMMUNITY BANKS, INC.
Selected Financial Information (continued)

	2006				2005
(in thousands, except per share	Fourth	Third	Second	First	Fourth	Third	Second	First
data; taxable equivalent)	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

INCOME SUMMARY
Interest revenue	$123,463	$116,304	$107,890	$99,038	$91,997	$84,994	$76,945	$70,289
Interest expense	60,912	55,431	49,407	43,065	38,576	34,033	29,450	25,367

Net interest revenue	62,551	60,873	58,483	55,973	53,421	50,961	47,495	44,922
Provision for loan losses	3,700	3,700	3,700	3,500	3,500	3,400	2,800	2,400
Fee revenue	13,215	12,146	11,976	11,758	11,373	12,396	12,179	10,200

Total revenue	72,066	69,319	66,759	64,231	61,294	59,957	56,874	52,722
Operating expenses	42,521	41,441	39,645	38,463	37,052	37,285	35,052	31,419

Income before taxes	29,545	27,878	27,114	25,768	24,242	22,672	21,822	21,303
Income taxes	11,111	10,465	10,185	9,729	9,012	8,374	8,049	7,862

Net income	$18,434	$17,413	$16,929	$16,039	$15,230	$14,298	$13,773	$13,441

PERFORMANCE MEASURES
Per common share:
Basic earnings	$.45	$.43	$.42	$.40	$.39	$.37	$.36	$.35
Diluted earnings	.44	.42	.41	.39	.38	.36	.35	.34
Cash dividends declared	.08	.08	.08	.08	.07	.07	.07	.07
Book value	14.37	13.07	12.34	12.09	11.80	11.04	10.86	10.42
Tangible book value (2)	10.57	10.16	9.50	9.25	8.94	8.05	7.85	7.40

Key performance ratios:
Return on tangible equity (1)(2)(3)	17.49%	17.29%	17.68%	17.66%	18.20%	18.90%	19.21%	19.86%
Return on equity (1)(3)	13.26	13.22	13.41	13.25	13.30	13.42	13.46	13.68
Return on assets (3)	1.10	1.09	1.10	1.09	1.05	1.01	1.03	1.06
Net interest margin (3)	3.99	4.07	4.07	4.06	3.94	3.87	3.82	3.77
Efficiency ratio	55.93	56.46	56.27	56.79	56.61	58.71	58.74	57.00
Dividend payout ratio	17.78	18.60	19.05	20.00	17.95	18.92	19.44	20.00
Equity to assets	8.21	8.04	7.95	8.04	7.69	7.46	7.65	7.71
Tangible equity to assets (2)	6.46	6.35	6.22	6.24	5.82	5.53	5.62	5.58

ASSET QUALITY
Allowance for loan losses	$66,566	$60,901	$58,508	$55,850	$53,595	$51,888	$49,873	$48,453
Non-performing assets	13,654	9,347	8,805	8,367	12,995	13,565	13,495	13,676
Net charge-offs	1,930	1,307	1,042	1,245	1,793	1,385	1,380	1,143
Allowance for loan losses to loans	1.24%	1.23%	1.22%	1.22%	1.22%	1.22%	1.22%	1.25%
Non-performing assets to total assets	.19	.14	.14	.14	.22	.24	.24	.26
Net charge-offs to average loans (3)	.15	.11	.09	.11	.16	.13	.14	.12

AVERAGE BALANCES
Loans	$5,134,721	$4,865,886	$4,690,196	$4,505,494	$4,328,613	$4,169,170	$3,942,077	$3,797,479
Investment securities	1,059,125	1,029,981	1,039,707	1,038,683	1,004,966	1,008,687	996,096	946,194
Earning assets	6,225,943	5,942,710	5,758,697	5,574,712	5,383,096	5,239,195	4,986,339	4,819,961
Total assets	6,669,950	6,350,205	6,159,152	5,960,801	5,769,632	5,608,158	5,338,398	5,164,464
Deposits	5,517,696	5,085,168	4,842,389	4,613,810	4,354,275	4,078,437	3,853,884	3,717,916
Shareholders’ equity	547,419	510,791	489,821	478,960	443,746	418,459	408,352	398,164
Common shares outstanding:
Basic	41,096	40,223	40,156	40,088	39,084	38,345	38,270	38,198
Diluted	42,311	41,460	41,328	41,190	40,379	39,670	39,436	39,388

AT PERIOD END
Loans	$5,376,538	$4,965,365	$4,810,277	$4,584,155	$4,398,286	$4,254,051	$4,072,811	$3,877,575
Investment securities	1,107,153	980,273	974,524	983,846	990,687	945,922	990,500	928,328
Earning assets	6,565,730	6,012,987	5,862,614	5,633,381	5,470,718	5,302,532	5,161,067	4,907,743
Total assets	7,101,249	6,455,290	6,331,136	6,070,596	5,865,756	5,709,666	5,540,242	5,265,771
Deposits	5,772,886	5,309,219	4,976,650	4,748,438	4,477,600	4,196,369	3,959,226	3,780,521
Shareholders’ equity	616,767	526,734	496,297	485,414	472,686	424,000	415,994	398,886
Common shares outstanding	42,891	40,269	40,179	40,119	40,020	38,383	38,283	38,249

(1)	Net income available to common stockholders, which excludes preferred stock dividends, divided by average realized common equity which excludes accumulated other comprehensive income (loss).

(2)	Excludes effect of acquisition related intangibles and associated amortization.

(3)	Annualized.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
               OPERATIONS
Overview
     The following discussion is intended to provide insight into the financial condition and results of operations of United and its subsidiaries and should be read in conjunction with the consolidated financial statements and accompanying notes.
     Net income was $68.8 million in 2006, an increase of 21% from the $56.7 million earned in 2005. Diluted earnings per common share was $1.66 for 2006, compared with $1.43 for 2005, an increase of 16%. Return on tangible equity for 2006 was 17.52%, compared with 18.99% for 2005. Return on assets for 2006 was 1.09% as compared to 1.04% in 2005.
     Earnings for 2006 were influenced by strong loan and deposit growth, rising interest rates and significant de novo expansion. In addition to those factors, acquisitions completed in 2006 also affect comparisons between 2006 and 2005. Growth in the loan portfolio and rising interest rates drove the $41.1 million, or 21% increase, in taxable equivalent net interest revenue. The net interest margin increased 20 basis points to 4.05%, as rising interest rates had a positive effect on United’s slightly asset sensitive balance sheet. The local economies in United’s markets have remained strong over the past two years which was a contributing factor to the strong loan growth. During 2006 and 2005, loan growth occurred across all of United’s markets with the majority of the growth occurring in the construction and commercial categories.
     In both 2006 and 2005, United continued to grow core deposits primarily through its successful “Refer a Friend” program that rewards existing customers who refer their family and friends to United. In 2006 and 2005, United aggressively pursued customer certificates of deposit as those rates did not rise as fast as wholesale borrowings with comparable terms. The resulting increase in customer deposits funded United’s loan growth excluding acquisitions of $704 million and allowed United to decrease wholesale borrowings by $202 million during 2006 contributing to the increase in net interest margin.
     Credit quality remained strong in 2006. Net charge offs were slightly lower than the prior year, while non performing assets were up slightly from the end of 2005. Nonperforming assets, which includes nonaccrual loans, loans past due more than 90 days and foreclosed real estate, were up $659,000 from 2005 while loans increased $704 million over the same period, excluding acquisitions. Because of the increase in loans in 2006, at December 31, 2006, nonperforming assets represented only .19% of total assets compared with .22% at the end of 2005. Net charge offs as a percentage of average loans were .12% compared with .14% for 2005. Management believes that its continued strong credit quality is the result of a combination of factors, most important of which is its community banking business model, which includes community banks managed by local presidents with a local board of directors as well as management who know their markets and their customers. The second key factor is that over 90% of our loans are secured by real estate located within our geographic footprint.
     Fee revenue in 2006 increased $2.9 million, or 6%, from 2005. There were modest increases in most fee categories, with the exception of mortgage loan and other related fees, which were flat, and “Other” fees which were down 8%. Service charges and fees continued to rise due to an increase in the number of deposit accounts and transaction volume associated with initiatives to raise core deposits and attract new customers. In 2006, United recognized $643,000 in net securities losses compared with net securities losses of $809,000 in 2005. The losses recognized in 2006 resulted from a decision to restructure the investment portfolio to improve yield given the market and future expectations. Included in securities gains and losses in 2005 was an impairment loss of $500,000 related to a FHLMC preferred stock investment where the loss in market value was considered to be other than temporary. That security was sold in 2006.
     Operating expenses were up $21.3 million, or 15%, from 2005. The increase resulted primarily from United’s continued de novo expansion. In 2006, United opened eight locations which followed seven new locations in 2005. These new locations increased headcount by 64 employees from December 31, 2005. The 2006 acquisitions of Southern National Bank and two branches in western North Carolina alone added another 57 staff. Aside from the de novo locations and the acquisitions, headcount at the end of 2006 was held to a year-over-year increase of 114 staff, or 7%, to support core business growth.
     In the fourth quarter of 2006, United completed the acquisition of Southern Bancorp, Inc., and its wholly owned subsidiary, Southern National Bank. The company exchanged 2,180,118 shares of its common stock with a value of approximately $67.8 million. The assets of Southern National Bank, including purchase accounting adjustments, totaled $416 million, and were included in United’s consolidated balance sheet as of December 31, 2006.
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
     The allowance for loan losses represents management’s estimate of probable credit losses inherent in the loan portfolio. Estimating the amount of the allowance for loan losses requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on non-impaired loans based on historical loss experience, management’s evaluation of the current loan portfolio, and consideration of current economic trends and conditions. The loan portfolio also represents the largest asset type on the consolidated balance sheet. Loan losses are charged against the allowance, while recoveries of amounts previously charged off are credited to the allowance. A provision for loan losses is charged to operations based on management’s periodic evaluation of the factors previously mentioned, as well as other pertinent factors.
     The allowance for loan losses consists of an allocated component and an unallocated component. The components of the allowance for loan losses represent an estimate pursuant to either Statement of Financial Accounting Standards (SFAS) No. 5, Accounting for Contingencies, or SFAS 114, Accounting by Creditors for Impairment of a Loan. The allocated component of the allowance for loan losses reflects expected losses resulting from analyses developed through specific credit allocations for individual loans and historical loss experience for each loan category. The specific credit allocations are based on regular analyses of all loans over $150,000 where the internal credit rating is at or below a grade seven and on the “Watch List”. These analyses involve judgment in estimating the amount of loss associated with specific loans, including estimating the amount and timing of future cash flows and collateral values. The historical loss element is determined using the average of actual losses incurred over the prior two years for each type of loan. The historical loss experience is adjusted for known changes in economic conditions and credit quality trends such as changes in the amount of past due and nonperforming loans. The resulting loss allocation factors are applied to the balance of each type of loan after removing the balance of impaired loans and other specifically allocated loans from each category. The loss allocation factors are updated quarterly. The allocated component of the allowance for loan losses also includes consideration of concentrations of credit and changes in portfolio mix.
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
     There are many factors affecting the allowance for loan losses; some are quantitative while others require qualitative judgment. Although management believes its processes for determining the allowance adequately consider all the potential factors that could potentially result in credit losses, the process includes subjective elements and may be susceptible to significant change. To the extent actual outcomes differ from management estimates, additional provision for loan losses could be required that could adversely affect earnings or financial position in future periods.
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

Mergers and Acquisitions
     As part of its balanced growth strategy, United selectively engages in evaluation of strategic partnerships. Mergers and acquisitions present opportunities to enter new markets with an established presence and a capable management team already in place. United employs certain criteria to ensure that any merger or acquisition candidate meets strategic growth and earnings objectives that will build future franchise value for shareholders. Additionally, the criteria include ensuring that management of a potential partner shares United’s community banking philosophy of premium service quality and operates in attractive, high-growth markets with excellent opportunities for further organic growth. Although no acquisitions were completed in 2005, United completed one bank merger and two branch acquisitions in 2006 and three bank mergers in 2004 as part of this strategy. United will continue to evaluate potential transactions as they are presented.
     On June 1, 2004, United completed the acquisition of Fairbanco Holding Company, Inc., a bank holding company headquartered in Fairburn, Georgia, and its wholly-owned Georgia subsidiary, 1st Community Bank. On June 1, 2004, 1st Community Bank had assets of $210 million, including purchase accounting related intangibles. United exchanged 914,627 shares of its common stock valued at $20.9 million and approximately $2.7 million in cash for all of the outstanding shares. 1st Community Bank was merged into UCB-Georgia and operates as a separate community bank.
     On November 1, 2004, United completed the acquisition of Eagle National Bank, a bank headquartered in Stockbridge, Georgia. On November 1, 2004, Eagle had assets of $78 million, including purchase accounting related intangibles. United exchanged 414,462 shares of its common stock valued at $9.5 million and approximately $2.4 million in cash for all of the outstanding shares. Eagle was merged into UCB-Georgia and operates as a separate community bank.
     On December 1, 2004, United completed the acquisition of Liberty National Bancshares, Inc., a bank holding company headquartered in Conyers, Georgia, and its wholly-owned subsidiary, Liberty National Bank. On December 1, 2004, Liberty had assets of $212 million, including purchase accounting related intangibles. United exchanged 1,372,658 shares of its common stock valued at $32.5 million and approximately $3.0 million in cash for all of the outstanding shares. Liberty National Bank was merged into UCB-Georgia and operates as a separate community bank.
     On September 22, 2006, United completed the acquisition of two western North Carolina banking locations in Sylva and Bryson City. These offices were acquired from another financial institution, and had $8 million in loans and $38 million in deposits on the date they were acquired. United paid a premium for these branches of approximately 8% of deposits. Both of these offices are located in markets where United has a presence and are natural extensions of its existing franchise.
     On December 1, 2006, United completed the acquisition of Southern Bancorp, Inc. (“Southern”), a bank holding company headquartered in Marietta, Georgia, and its wholly owned subsidiary Southern National Bank. On December 1, 2006, Southern had assets totaling $416 million, including purchase accounting related intangibles. United exchanged 2,180,118 shares of its common stock valued at $67.8 million for all of the outstanding shares. Southern National Bank was merged into UCB-Georgia. The Cobb County location is now included with United Community Bank – Metro, and the Cherokee County location operates as a separate community bank, United Community Bank – Cherokee.
Merger-Related Charges
     Much of the discussion contained in this report is presented on an operating basis. The presentation of operating earnings excludes merger-related charges that are considered non-recurring and is therefore not consistent with generally accepted accounting principles (“GAAP”). Merger-related charges in 2006 related to the acquisitions of Southern and the two North Carolina branches were insignificant and are therefore not shown separately. Pre-tax merger-related charges of $.9 million and $2.1 million were incurred in 2004 and 2003, respectively. These charges decreased net income by $.6 million and $1.4 million and diluted earnings per share by $.02 and $.04, respectively, for 2004 and 2003. These charges are discussed further in Note 3 to the Consolidated Financial Statements.
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

Table 1 — Operating Earnings to GAAP Earnings Reconciliation

	2004	2003
Merger-related charges included in expenses:
Salaries and employee benefits — severance and related costs	$203	$135
Professional fees	407	885
Contract termination costs	119	566
Other merger-related expenses	141	502

Total merger-related charges	870	2,088
Income tax effect of above charges	305	731

After-tax effect of merger-related charges	$565	$1,357

Net Income Reconciliation
Net operating income	$47,156	$39,475
After-tax effect of merger-related charges	(565)	(1,357)

Net income (GAAP)	$46,591	$38,118

Basic Earnings Per Share Reconciliation
Basic operating earnings per share	$1.31	$1.15
Per share effect of merger-related charges	(.02)	(.04)

Basic earnings per share (GAAP)	$1.29	$1.11

Diluted Earnings Per Share Reconciliation
Diluted operating earnings per share	$1.27	$1.12
Per share effect of merger-related charges	(.02)	(.04)

Diluted earnings per share (GAAP)	$1.25	$1.08

Results of Operations
     The remainder of this financial discussion focuses on operating earnings which exclude merger-related charges, except for the discussion of income taxes. Operating and GAAP earnings were the same in 2006, 2005 and 2002. For additional information on merger-related and restructuring charges, refer to the preceding section on “Merger-Related Charges” and Note 3 to the Consolidated Financial Statements.
Net Interest Revenue (Taxable Equivalent)
     Net interest revenue (the difference between the interest earned on assets and the interest paid on deposits and other liabilities) is the single largest component of United’s revenue. United actively manages this revenue source to provide an optimal level of revenue while balancing interest rate, credit, and liquidity risks. Net interest revenue totaled $237.9 million in 2006, an increase of $41.1 million, or 21%, from the level recorded in 2005. Net interest revenue for 2005 increased $43.8 million, or 29%, over the 2004 level.
     The main drivers of the increase in net interest revenue for 2006 were loan growth and margin expansion due to the effect of rising short-term interest rates on United’s slightly asset sensitive balance sheet. Average loans increased $739.9 million, or 18%, from last year reflecting strong core growth. The average yield on loans increased 137 basis points reflecting the effect of the 300 basis increase in the prime lending rate over the last 24 months on United’s predominantly prime-based loan portfolio. There were four increases in the prime lending rate in 2006, the last occurring on June 29, 2006. Year-end loan balances grew $978.3 million from 2005 resulting in a 22% growth rate. This growth includes $266.5 million from the acquisition of Southern and $8.1 million from the acquisition of two branches in western North Carolina. Excluding acquisitions, core loan growth was solid across all of United’s markets with increases of $352.0 million in North Georgia, $174.5 million in metro Atlanta, $29.3 in east Tennessee, $96.7 million in western North Carolina, and $51.2 million in coastal Georgia.
     Average interest-earning assets for the year increased $768.4 million, or 15%, over 2005. The increase reflects the growth in loans as well as a modest increase in the investment securities portfolio. The majority of the increase in interest-earning assets was funded by interest-bearing sources, as the increase in average interest-bearing liabilities for the year was $658.1 million over 2005. The average yield on interest-earning assets for 2006 was 7.60% up from 6.35% in 2005 reflecting the effect of rising short-term interest rates on United’s prime-based loans.

     The banking industry uses two key ratios to measure relative profitability of net interest revenue, which are the interest rate spread and the net interest margin. The interest rate spread measures the difference between the average yield on interest earning assets and the average rate paid on interest bearing liabilities. The interest rate spread eliminates the impact of non-interest-bearing deposits and other non-interest bearing funding sources and gives a direct perspective on the effect of market interest rate movements. The net interest margin is an indication of the profitability of a company’s investments, and is defined as net interest revenue as a percentage of total average interest earning assets which includes the positive impact of funding a portion of interest earning assets with customers’ non-interest bearing deposits and with stockholders’ equity.
     For 2006, 2005 and 2004, United’s net interest spread was 3.50%, 3.47%, and 3.45%, respectively, while the net interest margin was 4.05%, 3.85%, and 3.71%, respectively. Both the net interest margin and net interest spread improved in 2006 as United’s slightly asset-sensitive balance sheet benefited from the Federal Reserve’s action in raising short-term rates over the last 24 months, the last four increases occurring in the first six months of 2006. The 20 and 14 basis point widening in 2006 and 2005, respectively, of the net interest margin compared with only a 3 and 2 basis point increases in the net interest spread for the same years, respectively, highlights the increasing relative value of United’s non-interest-bearing funding sources in a rising rate environment. Although the balance sheet remained asset sensitive during 2006 primarily due to growth in floating rate loans, management took steps to reduce its exposure to falling interest rates and manage its asset sensitivity by terminating its existing receive fixed / pay prime interest rate swap contracts and entering into new interest rate swap and floor contracts. The loss of approximately $3.5 million resulting from the termination of the existing interest rate swap contracts ($314 million in notional amounts) is being amortized on a straight-line basis over the remaining contractual life of each terminated swap contract ($2.2 million of amortization was recorded in 2006, and the remaining $1.3 million will be recorded in 2007).
     United entered into new receive-fixed / pay-prime interest rate swap contracts having an aggregate notional amount of $505 million that are being accounted for as cash flow hedges of daily repricing, prime-based loans. The effect of terminating the old swaps and entering into the new swaps was to increase the aggregate notional amount of swaps (from $314 million to $505 million) and to lengthen the weighted average remaining term of those contracts from 11 months to 18 months. United also entered into two receive-fixed / pay 1-month LIBOR interest rate swap contracts with an aggregate notional amount of $20 million that are being accounted for as a fair value hedges of brokered time deposits. In addition to the new swap contracts, United purchased interest rate floors having a total notional amount of $500 million for which it paid premiums totaling $13 million that are being accounted for as cash flow hedges of daily repricing, prime-based loans. The purchase price of the floors will be amortized against interest revenue over the life of each individual instrument. See Table 17 for details on the derivatives outstanding at December 31, 2006. At December 31, 2006, United had approximately $3.1 billion in loans indexed to the daily prime rate compared with $2.5 billion a year ago.
     The average rate on interest-bearing liabilities for 2006 was 4.10%, up from 2.88%, reflecting the impact of rising rates on United’s floating rate liabilities, higher deposit pricing for selected products and markets and a changing deposit mix with a higher portion of certificates of deposit. United was able to offset the full impact of rising interest rates on the overall cost of funds by lagging the market on retail deposit rate increases while still remaining competitive. Because customer certificates of deposit did not reflect rising interest rates as quickly as wholesale borrowings, United was able to lower its overall funding cost by aggressively pursuing customer certificates of deposit in 2005 and 2006 to fund its loan growth and reduce the level of wholesale funding sources. Toward the end of 2006, competition in United’s markets had driven certificate of deposit pricing to levels comparable to wholesale borrowings with similar terms. United’s initiatives to increase core deposits have also been influential in keeping the overall cost of funds low by increasing the level of both non-interest bearing and lower-cost deposit account balances.

     The following table shows the relationship between interest revenue and interest expense and the average balances of interest-earning assets and interest-bearing liabilities.
Table 2 — Average Consolidated Balance Sheet and Net Interest Margin Analysis
For the Years Ended December 31,
(In thousands, taxable equivalent)

	2006			2005			2004
	Average		Avg.	Average		Avg.	Average		Avg.
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest-earning assets:
Loans (1)(2)	$4,800,981	$394,439	8.22%	$4,061,091	$278,158	6.85%	$3,322,916	$195,475	5.88%
Taxable securities (3)	995,172	47,149	4.74	940,411	40,195	4.27	686,184	27,431	4.00
Tax-exempt securities (1)	46,725	3,240	6.93	48,790	3,433	7.04	48,393	3,556	7.35
Federal funds sold and other interest-earning assets	34,605	1,867	5.40	58,761	2,439	4.15	61,834	1,329	2.15

Total interest-earning assets	5,877,483	446,695	7.60	5,109,053	324,225	6.35	4,119,327	227,791	5.53

Non-interest-earning assets:
Allowance for loan losses	(59,376)			(50,710)			(42,528)
Cash and due from banks	122,268			105,488			89,300
Premises and equipment	123,865			105,433			90,879
Other assets	222,908			202,936			159,857

Total assets	$6,287,148			$5,472,200			$4,416,835

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW	$1,115,434	$30,549	2.74	$978,046	$16,390	1.68	766,543	7,070	.92
Money market	202,477	7,496	3.70	162,848	2,804	1.72	147,758	1,484	1.00
Savings deposits	172,698	928	.54	175,648	791	.45	157,061	403	.26
Time deposits less than $100,000	1,410,869	61,676	4.37	1,066,734	32,334	3.03	864,213	20,485	2.37
Time deposits greater than $100,000	1,134,414	54,304	4.79	708,081	25,083	3.54	457,618	12,339	2.70
Brokered deposits	334,243	14,344	4.29	319,372	9,551	2.99	381,592	8,378	2.20

Total interest-bearing deposits	4,370,135	169,297	3.87	3,410,729	86,953	2.55	2,774,785	50,159	1.81

Federal funds purchased, repurchase agreements, & other short-term borrowings	140,544	7,319	5.21	157,137	5,304	3.38	141,239	2,119	1.50
Federal Home Loan Bank advances	465,820	23,514	5.05	750,841	26,633	3.55	563,041	14,237	2.53
Long-term debt	112,135	8,685	7.75	111,869	8,536	7.63	109,729	8,279	7.54

Total borrowed funds	718,499	39,518	5.50	1,019,847	40,473	3.97	814,009	24,635	3.03

Total interest-bearing liabilities	5,088,634	208,815	4.10	4,430,576	127,426	2.88	3,588,794	74,794	2.08

Non-interest-bearing liabilities:
Non-interest-bearing deposits	647,300			592,355			472,827
Other liabilities	44,268			31,960			25,989

Total liabilities	5,780,202			5,054,891			4,087,610

Shareholders’ equity	506,946			417,309			329,225

Total liabilities and shareholders’ equity	$6,287,148			$5,472,200			$4,416,835

Net interest revenue		$237,880			$196,799			$152,997

Net interest-rate spread			3.50%			3.47%			3.45%

Net interest margin (4)			4.05%			3.85%			3.71%

(1)	Interest revenue on tax-exempt securities and loans has been increased to reflect comparable interest on taxable securities and loans. The rate used was 39%, reflecting the statutory federal rate and the federal tax adjusted state tax rate.

(2)	Included in the average balance of loans outstanding are loans where the accrual of interest has been discontinued.

(3)	Securities available for sale are shown at amortized cost. Pretax unrealized losses of $17.5 million and $2.7 million in 2006 and 2005, respectively, and pretax unrealized gains of $6.5 million in 2004 are included in other assets for purposes of this presentation.

(4)	Net interest margin is taxable equivalent net-interest revenue divided by average interest-earning assets.

     The following table shows the relative impact on net interest revenue of changes in the average outstanding balances (volume) of earning assets and interest bearing liabilities and the rates earned and paid by United on such assets and liabilities.
Table 3 — Change in Interest Revenue and Interest Expense
(in thousands, taxable equivalent)

	2006 Compared to 2005			2005 Compared to 2004
	Increase (decrease)			Increase (decrease)
	due to changes in			due to changes in
	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Loans	$55,504	$60,777	$116,281	$47,526	$35,157	$82,683
Taxable securities	2,429	4,525	6,954	10,756	2,008	12,764
Tax-exempt securities	(143)	(50)	(193)	29	(152)	(123)
Federal funds sold and other interest-earning assets	(1,177)	605	(572)	(69)	1,179	1,110

Total interest-earning assets	56,613	65,857	122,470	58,242	38,192	96,434

Interest-bearing liabilities:
Interest-bearing deposits:
NOW	2,567	11,592	14,159	2,353	6,967	9,320
Money Market	819	3,873	4,692	165	1,155	1,320
Savings	(13)	150	137	53	335	388
Time deposits less than $100,000	12,377	16,965	29,342	5,412	6,437	11,849
Time deposits greater than $100,000	18,453	10,768	29,221	8,100	4,644	12,744
Brokered deposits	463	4,330	4,793	(1,520)	2,693	1,173

Total interest-bearing deposits	34,666	47,678	82,344	14,563	22,231	36,794

Federal funds purchased, repurchase agreements & other short-term borrowings	(610)	2,625	2,015	263	2,922	3,185
Federal Home Loan Bank advances	(12,133)	9,014	(3,119)	5,615	6,781	12,396
Long-term debt	20	129	149	163	94	257

Total borrowed funds	(12,723)	11,768	(955)	6,041	9,797	15,838

Total interest-bearing liabilities	21,943	59,446	81,389	20,604	32,028	52,632

Increase in net interest revenue	$34,670	$6,411	$41,081	$37,638	$6,164	$43,802

     Any variance attributable jointly to volume and rate changes is allocated to the volume and rate variance in proportion to the relationship of the absolute dollar amount of the change in each.
Provision for Loan Losses
     The provision for loan losses was $14.6 million in 2006, compared with $12.1 million in 2005 and $7.6 million in 2004. The provision as a percentage of average outstanding loans for 2006, 2005 and 2004 was .30%, .30% and .23%, respectively. The ratio of net loan charge-offs to average outstanding loans for 2006 was .12%, compared with .14% for 2005 and .11% for 2004. The provision for loan losses for each year is the amount management believes is necessary to position the allowance for loan losses at an amount adequate to absorb losses inherent in the loan portfolio as of the balance sheet date.
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

Fee Revenue
     Fee revenue for 2006 was $49.1 million, compared with $46.1 million in 2005 and $39.5 million in 2004. The following table presents the components of fee revenue.
Table 4 — Fee Revenue
For the Years Ended December 31,
(in thousands)

				Change
	2006	2005	2004	2006-2005
Service charges and fees	$27,159	$25,137	$21,540	8%
Mortgage loan and related fees	7,303	7,330	6,324	—
Consulting fees	7,291	6,609	5,749	10
Brokerage fees	3,083	2,570	2,027	20
Securities (losses) gains, net	(643)	(809)	428
Other	4,902	5,311	3,471	(8)

Total fee revenue	$49,095	$46,148	$39,539	6

     Comparability between current and prior years is affected by the acquisitions completed over the last 36 months. Earnings for acquired companies are included in consolidated earnings after their respective acquisition dates.
     Service charges and fees of $27.2 million were up $2.0 million, or 8%, from 2005. This increase was primarily due to growth in transactions and new accounts resulting from our core deposit programs, growth in fees on deposit accounts, and cross-selling of other products and services. The growth in the number of accounts and higher transaction activity was reflected in the increase in ATM and debit card revenue that was up $1.3 million, or 30% from 2005. With the growth in the customer base, service charges and fees on deposit accounts for 2005 increased 17% from 2004, partially resulting from acquisitions completed during 2004.
     Mortgage loan and related fees of $7.3 million were essentially flat from 2005, even though the number of originations decreased from 2005. In 2006, United closed 2,117 mortgage loans totaling $365 million compared with 2,543 loans totaling $396 million in 2005. The drop in origination volume was offset by improved pricing which allowed the company to remain flat versus 2005. Substantially all these originated residential mortgages were sold into the secondary market, including the right to service the loans.
     Consulting fees of $7.3 million were up $682,000, or 10%, from 2005. The increase was primarily due to the continued growth in risk management and strategic services practices at our Brintech subsidiary. The 15% increase in 2005 was primarily related to growth in the risk management, financial services, and network security practices.
     The increase in brokerage fees for each year was due to strong market activity and growth in customers.
     United incurred net securities losses of $643,000 during 2006, which resulted from balance sheet management activities. In 2005, similar balance sheet management activities resulted in $809,000 in net securities losses, which included a $500,000 impairment charge for a decrease in market value of a FHLMC preferred stock investment that was considered to be other than temporary. The FHLMC preferred stock investment was sold in early 2006 with an additional loss of $13,000.
     Other fee revenue of $4.9 million decreased $409,000, or 8%, from 2005. The decrease was primarily due to the reduction in gains from the sale of SBA loans as well as a $280,000 prepayment loss on borrowings from the Federal Home Loan Bank.
Operating Expense
     Operating expenses were $162.1 million in 2006 as compared with $140.8 million in 2005 and $111.0 million in 2004. Operating expenses for 2004 include $870,000 of merger-related charges. These charges primarily consisted of professional fees, contract termination costs and systems conversion costs that are described in more detail in the section of Management’s Discussion and Analysis titled “Merger-Related Charges”. The following table presents the components of operating expenses.

Table 5 — Operating Expenses
For the Years Ended December 31,
(in thousands)

				Change
	2006	2005	2004	2006-2005
Salaries and employee benefits	$100,964	$84,854	$66,401	19%
Communications and equipment	15,071	13,157	10,945	15
Occupancy	11,632	10,835	9,271	7
Advertising and public relations	7,623	6,733	4,403	13
Postage, printing and supplies	5,748	5,501	4,451	4
Professional fees	4,442	4,306	3,724	3
Amortization of intangibles		2,032	2,012	1,674
Other	14,558	13,410	10,105	9

Operating expenses, excluding merger-related charges	162,070	140,808	110,974	15
Merger-related charges	—	—	870

Total operating expenses	$162,070	$140,808	$111,844	15

     Acquisitions impact expense comparisons between periods since the operating expenses of acquired companies prior to the acquisition date are not included in United’s consolidated financial statements. This impacts year over year expense comparisons in the year an acquisition is completed and the year immediately following the acquisition. In order to assist in understanding the core expense growth trends, operating expense explanations in this section include an estimate for the amount of the increase related to acquisitions where it is possible to reasonably quantify the amount. Additionally, in December 2006, United acquired Southern with offices in Cobb County and Cherokee County, Georgia. Because of the timing of this acquisition, the impact on 2006 was minimal. In May of 2005, United initiated a significant de novo expansion in Gainesville/Hall County, Georgia. This expansion continued into 2006 and will continue into 2007.
     Salaries and employee benefits expense for 2006 was $101.0 million, an increase of $16.1 million, or 19%, from 2005. De novo expansion and acquisitions accounted for approximately 35% of the increase, or $5.6 million, and expensing of options accounted for approximately $2.5 million of the increase. The balance of $8.0 million was due to an increase in staff to support business growth and related hiring costs, higher brokerage and mortgage incentives and higher health care costs. At December 31, 2006, total staff was 1,938, an increase of 235 from 2005. Of this increase, 57 staff members, or 24%, were added through acquisitions and 64 staff, or 27%, were added through de novo expansion. Excluding acquisitions and de novo expansion, the staff growth rate was 7% from 2006.
     Communication and equipment expense for 2006 was $15.1 million, an increase of $1.9 million, or 15%, from 2005. The increase was primarily due to higher maintenance and depreciation costs resulting from United’s continued de novo expansion, and a continued commitment to technology and telecommunications equipment to enhance customer service and support business growth.
     Occupancy expense for 2006 was $11.6 million, an increase of $797,000, or 7%, from 2005. The majority of this increase was the result of higher facilities costs and maintenance expenses resulting from additional banking offices added through de novo expansion. Occupancy expense related to Southern was minimal since the acquisition was completed on December 1, 2006.
     Advertising and public relations expense for 2006 was $7.6 million, an increase of $890,000, or 13%, from 2005. This increase reflects the additional costs associated with brand promotion within the new markets that were added through de novo expansion. In addition, United continued to market the “refer-a friend” program to increase core deposits within both existing and new markets. This program includes gifts given to existing customers for their successful referrals and to new customers for opening an account. The increase in 2005 was primarily due to marketing initiatives directed at raising core deposits and creating brand awareness in new markets.
     Postage, printing and supplies expense for 2006 was $5.7 million, an increase of $247,000, or 4%, from 2005. Most of this increase was due to additional postage and courier expenses resulting from business growth, including new customers and locations added by the de novo expansion.
     Other expenses were $14.6 million for 2006, an increase of $1.1 million, or 9%, from 2005. The majority of this increase was the result of costs associated with continued business growth and de novo expansion.
     The efficiency ratio measures total operating expenses (excluding merger-related charges), as a percentage of total revenue (excluding the provision for loan losses and net securities gains or losses). Based on operating income, United’s efficiency ratio for 2006 was 56.35%, compared with 57.77% for 2005 and 57.65% for 2004. The decrease in 2006 was the result of strong revenue growth and continued discipline in managing expenses.

Income Taxes
     Income tax expense, including tax benefits relating to merger charges, was $39.6 million in 2006, compared with $31.7 million in 2005 and $24.9 million in 2004. The effective tax rates (as a percentage of pre-tax net income) were 36.5%, 35.8% and 34.8% for 2006, 2005 and 2004, respectively. The effective tax rate has increased over the years as tax-exempt interest revenue on securities and loans has declined as a percentage of pre-tax earnings. Additional information regarding income taxes, including a reconciliation of the differences between the recorded income tax provision and the amount of income tax computed by applying the statutory federal income tax rate to income before income taxes, can be found in Note 14 to the Consolidated Financial Statements.
Fourth Quarter Discussion
     Taxable equivalent net interest revenue for the fourth quarter of 2006 rose $9.1 million, or 17%, to $62.6 million from the same period a year ago. The company experienced loan growth of 16%, excluding acquisitions, and a 5 basis point increase in the net interest margin compared with the fourth quarter of 2005. Taxable equivalent net interest margin for the fourth quarter was 3.99% versus 3.94% a year ago. The improvement in the net interest margin is principally the result of the actions of the Federal Reserve to increase short-term interest rates during the first half of 2006, which had a positive earnings impact on United’s slightly asset sensitive balance sheet.
     The 2006 fourth quarter provision for loan losses was $3.7 million, up $200,000 from a year earlier. Non-performing assets totaled $13.7 million, up $659,000 from a year ago, while loans outstanding increased $703.7 million, excluding acquisitions. Non-performing assets as a percentage of total assets were .19% at December 31, 2006, compared with .22% at December 31, 2005.
     Fee revenue of $13.2 million grew $1.8 million, or 16%, from $11.4 million for the fourth quarter of 2005. Service charges and fees on deposit accounts increased $448,000, or 7%, to $7.1 million, primarily due to higher ATM and debit card usage fees and growth in transactions and new accounts resulting from core deposit programs. Mortgage fees increased $416,000, or 24%, to $2.2 million due to higher volumes and improved pricing. United closed $103 million in mortgage loans in the fourth quarter of 2006 compared with $96 million for the fourth quarter of 2005. Consulting fees were up $430,000, or 26 percent, to $2.1 million from a year ago reflecting strong growth in the risk management and advisory services practices. United recognized losses from securities sales in both the fourth quarters of 2006 and 2005. Included in the fourth quarter of 2005, was an impairment loss of $500,000 on an investment in FHLMC preferred stock. This loss was considered to be other than temporary and was included in securities gains and losses, net of any gains or losses from sales of securities. In other fee revenue, the company sold land at a gain of $635,000, which was partially offset by a decline in sweep revenue and other real estate owned write downs during the quarter.
     Operating expenses increased $5.5 million to $42.5 million, a 15% increase from the fourth quarter of 2005. Of that increase, the Southern acquisition added $670,000 in expenses, including $132,000 in non-recurring integration charges. Salaries and employee benefit costs of $26.5 million increased $4.4 million, or 20%, from the fourth quarter of 2005, due to the increase in staff to support our expansion activities and business growth as well as higher health care costs and expensing of stock options in 2006. Communications and equipment expenses increased $525,000 to $4.1 million due to further investments and upgrades in technology equipment to support business growth and additional banking offices. Occupancy expense increased $133,000 to $2.8 million reflecting the increase in cost to operate additional banking offices. Postage, printing and supplies expense rose $209,000 to $1.6 million primarily due to business growth and marketing campaigns. Professional fees increased $251,000 to $1.3 million reflecting the cost of various corporate initiatives. Other operating expense remained flat when compared to the prior year fourth quarter.
Balance Sheet Review
     Total assets at December 31, 2006 were $7.1 billion, an increase of $1.2 billion, or 21% from December 31, 2005. On an average basis, total assets increased $815 million, or 15% from 2005 to 2006. Average interest earning assets for 2006 were $5.9 billion, compared with $5.1 billion for 2005, an increase of 15%.
Loans
     Total loans averaged $4.8 billion in 2006, compared with $4.1 billion in 2005, an increase of 18%. At December 31, 2006, total loans were $5.4 billion, an increase of $978 million, or 22%, from December 31, 2005. Excluding the acquisitions of 2006, United grew the total loan portfolio by 16% or $704 million. Over the past year, United has experienced strong loan growth in all markets, with particular strength in loans secured by real estate, both residential and non-residential. Approximately $595 million of the increase from 2005 occurred in construction loans (which included land development loans), which is comprised of approximately 80% residential and 20% commercial. Approximately $192 million of the increase in construction and land development loans came from the Southern acquisition. Growth was also strong in commercial loans, including those secured by real estate, and residential real estate loans, which grew $234 million and $132 million, respectively, from December 31, 2005. The acquisition of Southern added approximately $43 million and $25 million, respectively, in commercial loans and residential real estate loans. The following table presents a summary of the loan portfolio by category.

Table 6 — Loans Outstanding
As of December 31,
(in thousands)

	2006	2005	2004	2003	2002
Commercial (commercial and industrial)	$295,698	$236,882	$211,850	$190,189	$140,515
Commercial (secured by real estate)	1,229,910	1,055,191	966,558	776,591	612,926

Total commercial	1,525,608	1,292,073	1,178,408	966,780	753,441
Construction	2,333,585	1,738,990	1,304,526	927,087	700,007
Residential mortgage	1,337,728	1,205,685	1,101,653	981,961	793,284
Installment	179,617	161,538	150,318	140,169	135,066

Total loans	$5,376,538	$4,398,286	$3,734,905	$3,015,997	$2,381,798

     Substantially all loans are to customers (including customers who have a seasonal residence in United’s market areas) located in Georgia, North Carolina and Tennessee, the immediate market areas of United, and over 90% of the loans are secured by real estate.
     As of December 31, 2006, United’s 25 largest credit relationships consisted of loans and loan commitments ranging from $14 million to $41 million, with an aggregate total credit exposure of $513 million, including $74 million in unfunded commitments, and $424 million in balances outstanding. All of these customers were underwritten in accordance with United’s credit quality standards and structured to minimize potential exposure to loss.
     The following table sets forth the maturity distribution of commercial and construction loans, including the interest rate sensitivity for loans maturing greater than one year.
Table 7 — Loan Portfolio Maturity
As of December 31, 2006
(in thousands)

					Rate Structure for Loans
	Maturity				Maturing Over One Year
	One Year	One through	Over Five		Fixed	Floating
	or Less	Five Years	Years	Total	Rate	Rate
Commercial (commercial and industrial)	$227,673	$61,508	$6,517	$295,698	$66,881	$1,144
Construction (secured by real estate)	2,242,447	76,375	14,763	2,333,585	60,146	30,992

Total	$2,470,120	$137,883	$21,280	$2,629,283	$127,027	$32,136

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
Table 8 — Allowance for Loan Losses
Years Ended December 31,
(in thousands)

	2006	2005	2004	2003	2002
Balance beginning of period	$53,595	$47,196	$38,655	$30,914	$27,124
Provision for loan losses	14,600	12,100	7,600	6,300	6,900
Allowance for loan losses acquired from subsidiaries at merger date	3,895	—	4,558	5,538	—
Charge-offs:
Commercial (commercial and industrial)	1,157	1,266	515	1,183	493
Commercial (secured by real estate)	1,138	877	1,859	538	820
Construction	190	1,201	127	369	110
Residential mortgage	2,111	1,653	1,271	1,367	1,265
Installment	3,027	2,217	1,716	1,812	1,615

Total loans charged-off	7,623	7,214	5,488	5,269	4,303

Recoveries:
Commercial (commercial and industrial)	177	309	293	259	290
Commercial (secured by real estate)	123	289	140	92	51
Construction	949	12	532	36	30
Residential mortgage	113	252	370	283	196
Installment	737	651	536	502	626

Total recoveries	2,099	1,513	1,871	1,172	1,193

Net charge-offs	5,524	5,701	3,617	4,097	3,110

Balance end of period	$66,566	$53,595	$47,196	$38,655	$30,914

Total loans:
At year-end	$5,376,538	$4,398,286	$3,734,905	$3,015,997	$2,381,798
Average	4,800,981	4,061,091	3,322,916	2,753,451	2,239,875
Allowance as a percentage of year- end loans	1.24%	1.22%	1.26%	1.28%	1.30%
As a percentage of average loans:
Net charge-offs	.12	.14	.11	.15	.14
Provision for loan losses	.30	.30	.23	.23	.31
Allowance as a percentage of non-performing loans	534	447	588	583	459
     Management believes that the allowance for loan losses at December 31, 2006 is adequate and appropriate to absorb losses inherent in the loan portfolio. This assessment involves uncertainty and judgment; therefore, the adequacy of the allowance for loan losses cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examination of the Banks, may require additional charges to the provision for loan losses in future periods if the results of their review warrant such additions. See the “Critical Accounting Policies” section for additional information on the allowance for loan losses.
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

Table 9 — Allocation of Allowance for Loan Losses
As of December 31,
(in thousands)

	2006		2005		2004		2003		2002
	Amount	%*	Amount	%*	Amount	%*	Amount	%*	Amount	%*
Commercial (commercial and industrial)	$5,758	6	$4,492	5	$3,728	6	$3,921	6	$2,178	6
Commercial (secured by real estate)	14,716	23	12,401	24	14,107	26	8,936	26	8,091	26

Total commercial	20,474	29	16,893	29	17,835	32	12,857	32	10,269	32
Construction	25,181	43	20,787	40	10,695	35	8,994	31	6,545	29
Residential mortgage	11,323	25	9,049	27	11,511	29	10,026	32	8,250	33
Installment	3,245	3	2,088	4	2,798	4	3,390	5	3,269	6
Unallocated	6,343		4,778		4,357		3,388		2,581

Total allowance for loan losses	$66,566	100	$53,595	100	$47,196	100	$38,655	100	$30,914	100

*	Loan balance in each category, expressed as a percentage of total loans
Non-performing Assets
     Non-performing loans, which include non-accrual loans and accruing loans past due over 90 days, totaled $12.5 million at year-end 2006, compared with $12.0 million at December 31, 2005. There is no concentration of non-performing loans attributable to any specific industry. At December 31, 2006 and 2005, the ratio of non-performing loans to total loans was .23% and .27%, respectively. Non-performing assets, which include non-performing loans and foreclosed real estate, totaled $13.7 million at December 31, 2006, compared with $13.0 million at year-end 2005.
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
     There were no commitments to lend additional funds to customers whose loans were on non-accrual status at December 31, 2006. The table below summarizes non-performing assets at year-end for the last five years.
Table 10 — Non-Performing Assets
As of December 31,
(in thousands)

	2006	2005	2004	2003	2002
Non-accrual loans	$12,458	$11,997	$8,031	$6,627	$6,732
Loans past due 90 days or more and still accruing	—	—	—	—	1

Total non-performing loans	12,458	11,997	8,031	6,627	6,733
Other real estate owned	1,196	998	694	962	1,286

Total non-performing assets	$13,654	$12,995	$8,725	$7,589	$8,019

Total non-performing loans as a percentage of total loans	.23%	.27%	.22%	.22%	.28%

Total non-performing assets as a percentage of total assets	.19	.22	.17	.19	.25
     At December 31, 2006 and 2005, there were $5.9 million and $4.0 million, respectively, of loans classified as impaired under the definition outlined in SFAS No. 114. Specific reserves allocated to these impaired loans totaled $1.0 million at both December 31, 2006 and 2005. The average recorded investment in impaired loans for the years ended December 31, 2006 and 2005 was $6.2 million and $4.2 million, respectively. United’s policy is to recognize interest revenue on a cash basis for loans classified as impaired under SFAS No. 114.

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
     Total securities available for sale increased $116 million from the end of 2005. United continued to purchase securities through 2006 as part of a continuing program to help stabilize the interest rate sensitivity of the balance sheet, to increase net interest revenue and to replace maturing securities. At December 31, 2006 and 2005, securities available for sale represented 16% and 17%, respectively, of total assets. At December 31, 2006, the effective duration of the investment portfolio based on expected maturities was 2.69 years compared with 2.45 years at December 31, 2005. The following table shows the carrying value of United’s securities.
Table 11 — Carrying Value of Investment Securities
As of December 31,
(in thousands)

	2006	2005
Securities available for sale:
U.S. Treasuries	$—	$2,000
U.S. Government agencies	466,488	312,036
State and political subdivisions	48,203	53,082
Mortgage-backed securities	585,973	616,078
Other	6,489	7,491

Total securities available for sale	$1,107,153	$990,687

     The investment securities portfolio consists of U.S. Government agency securities, municipal securities, and mortgage-backed securities which are primarily U.S. Government agency sponsored. A mortgage-backed security relies on the underlying pools of mortgage loans to provide a cash flow of principal and interest. The actual maturities of these securities will differ from the contractual maturities because the loans underlying the security may prepay without prepayment penalties. Decreases in long-term interest rates will generally cause an acceleration of prepayment levels. In a declining interest rate environment, proceeds may not be able to be reinvested in assets that have comparable yields.
     At December 31, 2006, United had 53% of its total investment securities portfolio in mortgage backed securities, compared with 62% at December 31, 2005. United did not have securities of any issuer in excess of 10% of equity at year-end 2006 or 2005, excluding U.S. Government issues. See Note 5 to the Consolidated Financial Statements for further discussion of investment portfolio and related fair value and maturity information.
Deposits
     Total average deposits for 2006 were $5.0 billion, an increase of $1.0 billion, or 25% from 2005. Average non-interest bearing demand deposit accounts increased $55 million, or 9%, and average NOW accounts increased $137 million, or 14%, from 2005. Average time deposits for 2006 were $2.9 billion, up from $2.1 billion in 2005. At December 31, 2006, total deposits were $5.8 billion compared with $4.5 billion at the end of 2005, an increase of $1.3 billion, or 29%. Throughout most of 2006, pricing advantages with certificates of deposit made them a relatively more attractive funding source than wholesale borrowings with similar maturities. Toward the end of 2006, competitive certificate of deposit pricing in United’s markets eliminated most of the pricing advantage that existed earlier in the year.
     Time deposits of $100,000 and greater totaled $1.4 billion at December 31, 2006, compared with $895 million at year-end 2005. United utilizes “brokered” time deposits, issued in certificates of less than $100,000, as an alternative source of cost-effective funding. Average brokered time deposits outstanding in 2006, 2005 and 2004 were $334 million, $319 million and $382 million, respectively. The average rate paid on brokered time deposits in 2006, 2005 and 2004 was 4.29%, 2.99% and 2.20%, respectively. Total interest expense on time deposits of $100,000 and greater during 2006 was approximately $54 million.

     The following table sets forth the scheduled maturities of time deposits of $100,000 and greater and brokered time deposits.
Table 12 — Maturities of Time Deposits of $100,000 and Greater and Brokered Deposits
As of December 31, 2006
(in thousands)

$100,000 and greater:
Three months or less	$455,203
Three to six months	348,994
Six to twelve months	406,539
Over one year	186,509

Total	$1,397,245

Brokered deposits:
Three months or less	$98,860
Three to six months	27,125
Six to twelve months	67,164
Over one year	132,547

Total	$325,696

Wholesale Funding
     The Banks are shareholders in the Federal Home Loan Bank (FHLB) of Atlanta. Through this affiliation, secured advances totaling $489 million were outstanding at rates competitive with time deposits of like maturities. United anticipates continued utilization of this short and long-term source of funds to minimize interest rate risk and to meet liquidity needs. The FHLB advances outstanding at December 31, 2006 had both fixed and floating interest rates ranging from 2.85% to 6.59%. Approximately 57% of the FHLB advances mature prior to December 31, 2007. Additional information regarding FHLB advances, including scheduled maturities, is provided in Note 10 to the Consolidated Financial Statements.
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
     The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and the maturities and sales of securities. Mortgage loans held for sale totaled $35.3 million at December 31, 2006, and typically turn over every 45 days as closed loans are sold to investors in the secondary market. Construction and commercial loans that mature in one year or less amounted to $2.5 billion, or 46%, of the loan portfolio at December 31, 2006.
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

Table 13 — Short-Term Borrowings
As of December 31,
(in thousands)

				Average
		Period end	Maximum	amounts
		weighted-	outstanding	outstanding	Weighted-
	Period-end	average	at any month-	during the	average rate
	balance	interest rate	end	year	for the year
December 31, 2006
Federal funds purchased	$65,884	5.29%	$249,552	$139,823	5.20%
Commercial paper	—	—	1,300	632	4.75
Line of credit	—	—	2,000	101	5.80

	$65,884			$140,556	5.21

December 31, 2005
Federal funds purchased	$121,581	4.37	$205,291	$143,080	3.35
Commercial paper	1,300	4.75	1,524	1,367	4.06
Line of credit	—	—	8,000	3,649	5.82
Repurchase agreements	—	—	25,000	9,041	2.72

	$122,881			$157,137	3.38

December 31, 2004
Federal funds purchased	$130,921	2.42	$193,113	$139,232	1.47
Commercial paper	2,010	3.36	2,039	2,007	3.26

	$132,931			$141,239	1.50

     United has available lines of credit at its holding company with other financial institutions totaling $75 million. At December 31, 2006, there were no outstanding balances on those lines and United had sufficient qualifying collateral to increase FHLB advances by $423 million. United’s internal policy limits brokered deposits to 25% of total non-brokered deposits. At December 31, 2006, United had the capacity to increase brokered deposits by $1.0 billion and still remain within this limit. In addition to these wholesale sources, United has the ability to attract retail deposits at any time by competing more aggressively on pricing. The following table shows United’s contractual obligations and other commitments.
Table 14 — Contractual Obligations and Other Commitments
As of December 31, 2006
(in thousands)

	Maturity By Years
	Total	1 or Less	1 to 3	3 to 5	Over 5
Contractual Cash Obligations
FHLB advances	$489,084	$280,059	$175,900	$3,000	$30,125
Long-term debt	113,151	—	—	—	113,151
Operating leases	11,966	2,990	3,675	1,681	3,620

Total contractual cash obligations	$614,201	$283,049	$179,575	$4,681	$146,896

Other Commitments
Lines of credit	$1,014,267	$581,521	$221,758	$8,349	$202,639
Commercial letters of credit	23,535	20,156	3,315	42	22

Total other commitments	$1,037,802	$601,677	$225,073	$8,391	$202,661

     As disclosed in United’s consolidated statement of cash flows, net cash provided by operating activities was $51 million during 2006. The major source of cash provided by operating activities was net income. Uses of cash from operating activities includes an increase in other assets and accrued interest receivable of $28.2 million, an increase in mortgages held for sale of $13.0 million and a decrease in accrued expenses and other liabilities of $5.5 million. Net cash used in investing activities of $733 million consisted primarily of the net increase in loans of $715 million, a net increase in securities of $66 million and net cash provided from business combinations of $74 million. Net cash provided by financing activities provided the remainder of funding sources for 2006. The $711 million of net cash provided by financing activities consisted primarily of a net increase in deposits of $935 million and the proceeds from the issuance of common stock of $5 million. The increases were partially offset by a net decrease in FHLB advances of $149 million. In the opinion of management, United’s liquidity position at December 31, 2006 is sufficient to meet its expected cash flow requirements.

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
     All of these instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The total amount of these instruments does not necessarily represent future cash requirements because a significant portion of these instruments expire without being used.
     United is not involved in off-balance sheet contractual relationships, other than those disclosed in this report, that could result in liquidity needs or other commitments, or that could significantly impact earnings. See Notes 2 and 17 to the Consolidated Financial Statements for additional information on off-balance sheet arrangements.
Capital Resources and Dividends
     Shareholders’ equity at December 31, 2006 was $616.8 million, an increase of $144.1 million, or 30%, from December 31, 2005. Accumulated other comprehensive income (loss), which includes unrealized gains and losses on securities available for sale and the unrealized gains and losses on derivatives qualifying as cash flow hedges, is excluded in the calculation of regulatory capital ratios. Excluding the decrease in the accumulated other comprehensive loss, shareholders’ equity increased $136.2 million, or 28%. Dividends of $13.1 million, or $.32 per share, were declared on common stock in 2006, an increase of 14% per share from the amount declared in 2005. The dividend payout ratios based on basic earnings per share for 2006 and 2005 were 18.82% and 19.05%, respectively. United has historically retained earnings in order to provide capital for continued growth and expansion. However, in recognition that cash dividends are an important component of shareholder return, management has targeted a long-term payout ratio between 18 and 20% when earnings and capital levels permit.
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
     The Federal Reserve has issued guidelines for the implementation of risk-based capital requirements by U.S. banks and bank holding companies. These risk-based capital guidelines take into consideration risk factors, as defined by regulators, associated with various categories of assets, both on and off balance sheet. Under the guidelines, capital strength is measured in two tiers which are used in conjunction with risk adjusted assets to determine the risk based capital ratios. The guidelines require an 8% Total risk-based capital ratio, of which 4% must be Tier I capital.
     Tier I capital consists of shareholders’ equity, excluding accumulated other comprehensive income and intangible assets (goodwill and deposit-based intangibles), plus qualifying capital securities. United’s Tier I capital totaled $505.3 million at December 31, 2006. Tier II capital components include supplemental capital such as the qualifying portion of the allowance for loan losses and qualifying subordinated debt. Tier I capital plus Tier II capital components is referred to as Total Risk-based Capital and was $638.4 million at December 31, 2006. The ratios, as calculated under the guidelines, were 8.98% and 11.34% for Tier I and Total risk-based capital, respectively, at December 31, 2006.
     United has outstanding junior subordinated debentures commonly referred to as Trust Preferred Securities totaling $46.7 million at December 31, 2006. The Trust Preferred Securities qualify as Tier I capital under risk-based capital guidelines provided that total Trust Preferred Securities do not exceed certain quantitative limits. At December 31, 2006, all of United’s Trust Preferred Securities qualified as Tier I capital. Further information on United’s Trust Preferred

Securities qualified as Tier I capital. Further information on United’s Trust preferred Securities is provided in Note 12 to the Consolidated Financial Statements.
     In 1996, United issued $3.5 million of convertible subordinated debentures due December 31, 2006 (the “2006 Debentures”). The holders of the 2006 Debentures had the right, exercisable at any time up to December 31, 2006, to convert such debentures at the principal amount thereof into shares of Common Stock of United at the conversion price of $8.33 per share. All of the remaining outstanding debentures were converted to 372,000 shares of United’s common stock on December 18, 2006.
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
     A minimum leverage ratio is required in addition to the risk-based capital standards and is defined as Tier I capital divided by quarterly average assets reduced by the amount of goodwill and deposit-based intangibles. A minimum leverage ratio of 3% is required for the highest-rated bank holding companies which are not undertaking significant expansion programs, but the Federal Reserve Board requires a bank holding company to maintain a leverage ratio greater than 4% if it is experiencing or anticipating significant growth or is operating with less diversified risks in the opinion of the Federal Reserve Board. The Federal Reserve Board uses the leverage and risk-based capital ratios to assess capital adequacy of banks and bank holding companies. Management believes that United’s capital must be well above the minimum capital requirements to maintain its business plan. United’s leverage ratio at December 31, 2006 was 7.74%.
     United monitors these capital ratios to ensure that United and the Banks remain within regulatory guidelines. Further information regarding the actual and required capital ratios of United and the Banks is provided in Note 16 to the Consolidated Financial Statements.
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
Outlook
     Management expects internally generated loan growth to continue within its targeted range of 10% to 14% through 2007. Earnings per share are expected to grow at United’s long-term targeted range of 12% to 15%. The net interest margin is expected to remain near the 4% level. The earnings outlook for 2007 is based on management’s expectation of stable credit quality and stable interest rate and economic environments.
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
     One of the tools management utilizes to estimate the sensitivity of net interest revenue to changes in interest rates is an interest rate simulation model. Such estimates are based upon a number of assumptions for each scenario, including the level of balance sheet growth, deposit repricing characteristics and the rate of prepayments. The simulation model measures the potential change in net interest revenue over a twelve-month period under six interest rate scenarios. The first scenario assumes rates remain flat over the next twelve months and is the scenario that all others are compared to in order to measure the change in net interest revenue. The second scenario is a most likely scenario that projects the most likely change in rates over the next twelve months based on the slope of the yield curve. United models ramp scenarios that assume gradual increases and decreases of 200 basis points each over the next twelve months. United has a policy for net interest revenue simulation based on rate movements of up 200 basis points ramp over twelve months and down 200 basis points ramp over twelve months from the flat rate scenario. The policy limits the change in net interest revenue to a 10% decrease in either scenario. At December 31, 2006, United’s simulation model indicated that a 200 basis point increase in rates over the next twelve months would cause an approximate 1.9% increase in net interest revenue and a 200 basis point decrease in rates over the next twelve months would cause an approximate .7% decrease in net interest revenue. At December 31, 2005, United’s simulation model indicated that a 200 basis point increase in rates over the next twelve months would cause an approximate 2.0% increase in net interest revenue and a 200 basis point decrease in rates over the next twelve months would cause an approximate 6.2% decrease in net interest revenue. The decrease in sensitivity to falling interest rates from 2005 in the 200 basis point rate decrease scenario results from a hedging program in the second half of 2006 whereby United entered into interest rate swap and floor contracts.
     The following table shows interest sensitivity gaps for specified intervals.
Table 15 — Interest Rate Gap Sensitivity
As of December 31, 2006
(in thousands)

	Interest Sensitivity Periods in Months
	Immediate	1 to 3	4 to 12	13 to 60	Over 60	Total
Interest earning assets:
Interest bearing deposits with banks	$12,936	$—	$—	$—	$—	$12,936
Investment securities	36,565	33,085	136,795	559,856	340,852	1,107,153
Mortgage loans held for sale	—	35,325	—	—	—	35,325
Loans	3,439,504	202,695	834,361	818,755	81,223	5,376,538
Other interest-earning assets	—	—	—	—	33,778	33,778

Total interest-earning assets	3,489,005	271,105	971,156	1,378,611	455,853	6,565,730

Interest bearing liabilities:
NOW deposits	1,307,654	—	—	—	—	1,307,654
Money market deposits	255,862	—	—	—	—	255,862
Savings deposits	175,631	—	—	—	—	175,631
Time deposits	372,682	713,752	1,739,280	548,021	112	3,373,847
Fed funds purchased, repurchase agreements & other short- term borrowings	65,884	—	—	—	—	65,884
FHLB advances	300,004	50,008	30,031	83,916	25,125	489,084
Other borrowings	—	—	9,537	35,000	68,614	113,151

Total interest-bearing liabilities	2,477,717	763,760	1,778,848	666,937	93,851	5,781,113

Interest rate swaps, net	1,025,000	—	—	—	—	1,025,000
Non-interest bearing sources of funds	—	—	—	—	659,892	659,892

Interest sensitivity gap	(13,712)	(492,655)	(807,692)	711,674	(297,890)

Cumulative sensitivity gap	$(13,712)	$(506,367)	$(1,314,059)	$(602,385)	$(900,275)

Cumulative gap percent(1)	0%	-8%	-20%	-9%	-14%

(1)	Cumulative interest rate sensitivity position as a percent of total interest-earning assets.

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
     As demonstrated in the preceding table, 87% of interest-bearing liabilities will reprice within twelve months compared with 72% of interest-earning assets, however such changes may not be proportionate with changes in market rates within each balance sheet category. In addition, United may have some discretion in the extent and timing of deposit repricing depending upon the competitive pressures in the markets in which it operates. Changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. The interest rate spread between an asset and its supporting liability can vary significantly even when the timing of repricing for both the asset and the liability remains the same, due to the two instruments repricing according to different indices.
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
Table 16 — Expected Maturity of Available for Sale Investment Securities
As of December 31, 2006
(in thousands)

	Maturity By Years
	1 or Less	1 to 5	5 to 10	Over 10	Total
U.S. Government agencies	32,626	162,385	246,375	25,102	466,488
State and political subdivisions	5,069	23,350	13,239	6,545	48,203
Other securities (1)	220	29,277	63,086	499,879	592,462

Total securities available for sale	$37,915	$215,012	$322,700	$531,526	$1,107,153

Weighted average yield (2)	4.88%	4.97%	5.25%	5.13%	5.14%

(1)	Includes mortgage-backed securities

(2)	Based on amortized cost, taxable equivalent basis
     In order to assist in achieving a desired level of interest rate sensitivity, United has entered into off-balance sheet contracts that are considered derivative financial instruments. Derivative financial instruments can be a cost effective and capital effective means of modifying the repricing characteristics of on-balance sheet assets and liabilities. These contracts consist of interest rate swaps under which United pays a variable rate and receives a fixed rate and interest rate floor contracts in which United pays a premium to a counterparty who agrees to pay United the difference between a variable rate and a strike rate if the variable rate falls below the strike rate.

     The following table presents United’s interest rate derivative contracts outstanding.
Table 17 — Derivative Financial Instruments
As of December 31, 2006
(dollars in thousands)

		Rate
	Notional	Received /
Type/Maturity	Amount	Floor Rate	Rate Paid	Fair Value (5)
Fair Value Hedges:
LIBOR Swaps (Brokered CDs)
September 29, 2008(1)	$10,000	5.25%	5.34%	$10
November 3, 2008(2)	10,000	5.00	5.05	17

Total Fair Value Hedges:	20,000	5.13	5.20	27

Cash Flow Hedges:
Prime Swaps (Prime Loans)(3)
November 5, 2007	50,000	8.41	8.25	39
February 1, 2008	50,000	8.40	8.25	66
April 17, 2008	50,000	8.25	8.25	24
April 17, 2008	50,000	8.25	8.25	23
May 1, 2008	50,000	8.33	8.25	93
May 1, 2008	50,000	8.34	8.25	98
August 4, 2008	50,000	8.32	8.25	121
November 4, 2008	100,000	8.32	8.25	318
February 1, 2009	25,000	8.31	8.25	96
May 4, 2009	30,000	8.29	8.25	143

Total Prime Swaps:	505,000	8.32	8.25	1,021

Prime Floors (Prime Loans)(4)
February 1, 2009	25,000	8.75		431
May 1, 2009	25,000	8.75		493
August 1, 2009	75,000	8.75		1,675
November 1, 2009	75,000	8.75		1,878
February 4, 2010	100,000	8.75		2,780
May 4, 2010	100,000	8.75		3,029
August 1, 2010	50,000	8.75		1,641
August 4, 2010	50,000	8.75		1,645

Total Prime Floors:	500,000			13,572

Total Cash Flow Hedges:	1,005,000			14,593

Total Derivative Contracts	$1,025,000			$14,620

(1)	Rate Paid equals 1-Month LIBOR minus .0075 as of December 31, 2006

(2)	Rate Paid equals 1-Month LIBOR minus .2725 as of December 31, 2006

(3)	Rate Paid equals Prime rate as of December 31, 2006

(4)	Floor contracts receive cash payments equal to the floor rate less the prime rate.

(5)	Excludes accrued interest
     United’s derivative financial instruments are classified as either cash flow or fair value hedges. The changes in fair value of derivative instruments classified as cash flow hedges are recognized in other comprehensive income which amounts are reclassified into interest income over time as the hedged forecasted transactions affect earnings. Fair value hedges recognize currently in earnings both the impact of change in the fair value of the derivative financial instrument and the offsetting impact of the change in fair value of the hedged asset or liability. At December 31, 2006, United had interest rate swap contracts with a total notional amount of $505 million that were designated as cash flow hedges of prime based loans. United had interest rate floor contracts with a total notional amount of $500 million that were also designated as cash flow hedges of prime based loans. At December 31, 2006, United had two receive fixed, pay LIBOR swap contracts with a total notional amount of $20 million that were accounted for as fair value hedges of brokered deposits.

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
We assessed the effectiveness of the internal control over financial reporting as of December 31, 2006. In making this assessment, we used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Based on our assessment, we believe that as of December 31, 2006, United Community Banks, Inc.’s internal control over financial reporting is effective based on those criteria.
Our independent registered public accountants have issued an audit report on our assessment of the company’s internal control over financial reporting. This report appears on page 41.

/s/ Jimmy C. Tallent	/s/ Rex S. Schuette

Jimmy C. Tallent	Rex S. Schuette
President and Chief Executive Officer	Executive Vice President and
Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
United Community Banks, Inc.
Blairsville, Georgia
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Controls Over Financial Reporting, that United Community Banks, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). United Community Banks, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
Certified Public Accountants

Suite 1800 • 235 Peachtree Street NE • Atlanta, Georgia 30303 • Phone 404-588-4200 • Fax 404-588-4222 •
www.pkm.com

In our opinion, management’s assessment that United Community Banks, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, United Community Banks, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of United Community Banks, Inc., and our report dated February 27, 2007, expressed an unqualified opinion.
Atlanta, Georgia
February 27, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
United Community Banks, Inc.
Blairsville, Georgia
We have audited the consolidated balance sheets of United Community Banks, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Community Banks, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.
As described in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company changed its method of accounting for stock-based compensation to adopt Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of United Community Banks, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 27, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of United Community Banks, Inc.’s internal control over financial reporting and an unqualified opinion on the effectiveness of United Community Banks, Inc.’s internal control over financial reporting.
Atlanta, Georgia
February 27, 2007
Certified Public Accountants

Suite 1800 • 235 Peachtree Street NE • Atlanta, Georgia 30303 • Phone 404-588-4200 • Fax 404-588-4222 •
www.pkm.com

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Consolidated Statement of Income
For the Years Ended December 31, 2006, 2005 and 2004
(in thousands, except per share data)

	2006	2005	2004
Interest revenue:
Loans, including fees	$394,907	$279,397	$195,977
Investment securities:
Taxable	47,149	40,195	27,431
Tax exempt	1,969	2,086	2,161
Federal funds sold and deposits in banks	802	911	618

Total interest revenue	444,827	322,589	226,187

Interest expense:
Deposits:
NOW	30,549	16,390	7,070
Money market	7,496	2,804	1,484
Savings	928	791	403
Time	130,324	66,968	41,202

Total deposit interest expense	169,297	86,953	50,159
Federal funds purchased, repurchase agreements and other short-term borrowings	7,319	5,304	2,119
Federal Home Loan Bank advances	23,514	26,633	14,237
Long-term debt	8,685	8,536	8,279

Total interest expense	208,815	127,426	74,794

Net interest revenue	236,012	195,163	151,393
Provision for loan losses	14,600	12,100	7,600

Net interest revenue after provision for loan losses	221,412	183,063	143,793

Fee revenue:
Service charges and fees	27,159	25,137	21,540
Mortgage loan and other related fees	7,303	7,330	6,324
Consulting fees	7,291	6,609	5,749
Brokerage fees	3,083	2,570	2,027
Securities (losses) gains, net	(643)	(809)	428
Other	4,902	5,311	3,471

Total fee revenue	49,095	46,148	39,539

Total revenue	270,507	229,211	183,332

Operating expenses:
Salaries and employee benefits	100,964	84,854	66,401
Communications and equipment	15,071	13,157	10,945
Occupancy	11,632	10,835	9,271
Advertising and public relations	7,623	6,733	4,403
Postage, printing and supplies	5,748	5,501	4,451
Professional fees	4,442	4,306	3,724
Amortization of intangibles	2,032	2,012	1,674
Merger-related charges	—	—	870
Other	14,558	13,410	10,105

Total operating expenses	162,070	140,808	111,844

Income before income taxes	108,437	88,403	71,488
Income taxes	39,622	31,661	24,897

Net income	$68,815	$56,742	$46,591

Net income available to common shareholders	$68,796	$56,719	$46,582

Earnings per common share:
Basic	$1.70	$1.47	$1.29
Diluted	1.66	1.43	1.25
Dividends per common share	.32	.28	.24
Weighted average common shares outstanding:
Basic	40,393	38,477	36,071
Diluted	41,575	39,721	37,273
See accompanying notes to consolidated financial statements

Consolidated Balance Sheet
As of December 31, 2006 and 2005
(in thousands, except share data)

	2006	2005
Assets

Cash and due from banks	$158,348	$121,963
Interest-bearing deposits in banks	12,936	20,607

Cash and cash equivalents	171,284	142,570

Securities available for sale	1,107,153	990,687
Mortgage loans held for sale	35,325	22,335
Loans, net of allowance of $66,566 and $53,595	5,309,972	4,344,691
Premises and equipment, net	139,716	112,887
Accrued interest receivable	58,291	37,197
Goodwill and other intangible assets	167,058	118,651
Other assets	112,450	96,738

Total assets	$7,101,249	$5,865,756

Liabilities and Shareholders’ Equity

Liabilities:
Deposits:
Demand	$659,892	$602,525
NOW	1,307,654	1,113,827
Money market	255,862	151,120
Savings	175,631	175,453
Time:
Less than $100,000	1,650,906	1,218,277
Greater than $100,000	1,397,245	895,466
Brokered	325,696	320,932

Total deposits	5,772,886	4,477,600

Federal funds purchased, repurchase agreements and other short-term borrowings	65,884	122,881
Federal Home Loan Bank advances	489,084	635,616
Long-term debt	113,151	111,869
Accrued expenses and other liabilities	43,477	45,104

Total liabilities	6,484,482	5,393,070

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $1 par value; $10 stated value; 10,000,000 shares authorized; 32,200 and 32,200 shares issued and outstanding	322	322
Common stock, $1 par value; 100,000,000 shares authorized; 42,890,863 and 40,019,853 shares issued and outstanding	42,891	40,020
Common stock issuable; 29,821 and 9,948 shares	862	271
Capital surplus	270,383	193,355
Retained earnings	306,261	250,563
Accumulated other comprehensive loss	(3,952)	(11,845)

Total shareholders’ equity	616,767	472,686

Total liabilities and shareholders’ equity	$7,101,249	$5,865,756

See accompanying notes to consolidated financial statements

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Shareholders’ Equity
For the Years Ended December 31, 2006, 2005 and 2004
(in thousands, except share and per share data)

							Accumulated
			Common				Other
	Preferred	Common	Stock	Capital	Retained	Treasury	Comprehensive
	Stock	Stock	Issuable	Surplus	Earnings	Stock	Income (Loss)	Total
Balance, December 31, 2003	$559	$35,707	$—	$95,951	$166,887	$(7,120)	$7,389	$299,373
Comprehensive income:
Net income	—	—	—	—	46,591	—	—	46,591
Other comprehensive loss:
Unrealized holding losses on securities available for sale (net of deferred tax benefit of $1,006)	—	—	—	—	—	—	(2,364)	(2,364)
Reclassification adjustment for gains on securities available for sale included in fee revenue (net of tax expense of $166)	—	—	—	—	—	—	(262)	(262)
Unrealized losses on derivative financial instruments qualifying as cash flow hedges (net of deferred tax benefit of $1,063)	—	—	—	—	—	—	(1,903)	(1,903)

Comprehensive income					46,591		(4,529)	42,062
Cash dividends declared on common stock ($.24 per share)	—	—	—	—	(8,760)	—	—	(8,760)
Common stock issued for acquisitions (2,701,747 shares)	—	2,702	—	60,707	—	—	—	63,409
Redemption of fractional shares (446 shares)	—	(1)	—	(10)	—	—	—	(11)
Exercise of stock options, net of shares exchanged (177,179 shares)	—	—	—	(1,448)	—	2,707	—	1,259
Amortization of restricted stock awards	—	—	—	68	—	—	—	68
Tax benefit from options exercised	—	—	—	(192)	—	—	—	(192)
Retirement of preferred stock (11,100 shares)	(111)	—	—	—	—	—	—	(111)
Cash dividends declared on preferred stock ($.60 per share)	—	—	—	—	(9)	—	—	(9)

Balance, December 31, 2004	448	38,408	—	155,076	204,709	(4,413)	2,860	397,088
Comprehensive income:
Net income	—	—	—	—	56,742	—	—	56,742
Other comprehensive loss:
Unrealized holding losses on available for sale securities (net of deferred tax benefit of $7,706)	—	—	—	—	—	—	(13,043)	(13,043)
Reclassification adjustment for losses on securities available for sale included in fee revenue (net of tax benefit of $315)	—	—	—	—	—	—	494	494
Unrealized losses on derivative financial instruments qualifying as cash flow hedges (net of deferred tax benefit of $1,373)	—	—	—	—	—	—	(2,156)	(2,156)

Comprehensive income					56,742		(14,705)	42,037
Retirement of preferred stock (12,600 shares)	(126)	—	—	—	—	—	—	(126)
Cash dividends declared on common stock ($.28 per share)	—	—	—	—	(10,865)	—	—	(10,865)
Common stock issued in secondary offering (1,552,500 shares)	—	1,553	—	38,945	—	—	—	40,498
Exercise of stock options, net of shares exchanged (254,304 shares)	—	46	—	(1,833)	—	3,612	—	1,825
Common stock issued to Dividend Reinvestment Plan and employee benefit plans (40,709 shares)	—	13	—	393	—	737	—	1,143
Amortization of restricted stock awards	—	—	—	595	—	—	—	595
Vesting of restricted stock awards (4,812 shares)	—	—	—	(64)	—	64	—	—
Deferred compensation plan, net, including dividend equivalents	—	—	271	—	—	—	—	271
Tax benefit from options exercised	—	—	—	243	—	—	—	243
Cash dividends declared on preferred stock ($.60 per share)	—	—	—	—	(23)	—	—	(23)

Balance, December 31, 2005	322	40,020	271	193,355	250,563	—	(11,845)	472,686
Comprehensive income:
Net income	—	—	—	—	68,815	—	—	68,815
Other comprehensive loss:
Unrealized holding gains on available for sale securities (net of deferred tax expense of $2,113)	—	—	—	—	—	—	3,436	3,436
Reclassification adjustment for losses on securities available for sale included in fee revenue (net of tax benefit of $250)	—	—	—	—	—	—	393	393
Unrealized gains on derivative financial instruments qualifying as cash flow hedges (net of deferred tax expense of $1,211)	—	—	—	—	—	—	1,903	1,903
Reclassification adjustment for losses on terminated swap positions (net of tax benefit of $1,376)	—	—	—	—	—	—	2,161	2,161

Comprehensive income					68,815		7,893	76,708
Cash dividends declared on common stock ($.32 per share)	—	—	—	—	(13,098)	—	—	(13,098)
Common stock issued for acquisition (2,180,118 shares)	—	2,180	—	65,609	—	—	—	67,789
Exercise of stock options, net of shares exchanged (120,441 shares)	—	121	—	722	—	—	—	843
Common stock issued to Dividend Reinvestment Plan and employee benefit plans (172,004 shares)	—	172	—	4,888	—	—	—	5,060
Amortization of stock options and restricted stock	—	—	—	3,107	—	—	—	3,107
Common stock issued for conversion of debt (372,000 shares)	—	372	—	2,728	—	—	—	3,100
Vesting of restricted stock awards (26,447 shares)	—	26	—	(26)	—	—	—	—
Deferred compensation plan, net, including dividend equivalents	—	—	591	—	—	—	—	591
Tax benefit from options exercised	—	—	—	—	—	—	—	—
Cash dividends declared on preferred stock ($.60 per share)	—	—	—	—	(19)	—	—	(19)

Balance, December 31, 2006	$322	$42,891	$ 862	$270,383	$306,261	$—	$(3,952)	$616,767

See accompanying notes to consolidated financial statements

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Consolidated Statement of Cash Flows
For the Years Ended December 31, 2006, 2005 and 2004
(in thousands)

	2006	2005	2004
Operating activities:
Net income	$68,815	$56,742	$46,591
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	14,817	15,804	15,361
Provision for loan losses	14,600	12,100	7,600
Stock based compensation	3,107	595	68
Deferred income tax benefit	(3,510)	(3,064)	(1,048)
Securities losses (gains), net	643	809	(428)
Gain on sale of other assets	(780)	(715)	(87)
Change in assets and liabilities, net of effects of business combinations:
Other assets and accrued interest receivable	(28,532)	(9,851)	(9,930)
Accrued expenses and other liabilities	(5,523)	17,166	2,218
Mortgage loans held for sale	(12,990)	14,759	(26,338)

Net cash provided by operating activities	50,647	104,345	34,007

Investing activities, net of effects of business combinations:
Proceeds from sales of securities available for sale	128,392	19,392	77,439
Proceeds from maturities and calls of securities available for sale	173,015	237,149	348,518
Purchases of securities available for sale	(367,083)	(382,751)	(612,688)
Net increase in loans	(715,140)	(673,473)	(425,569)
Purchases of premises and equipment	(29,784)	(17,431)	(15,144)
Net cash received from business combinations	73,749	—	8,863
Proceeds from sales of other real estate	3,902	3,108	4,033

Net cash used in investing activities	(732,949)	(814,006)	(614,548)

Financing activities, net of effects of business combinations:
Net change in deposits	935,064	797,084	408,100
Net change in federal funds purchased, repurchase agreements and other short-term borrowings	(68,392)	(10,050)	59,335
Proceeds from FHLB advances	949,452	1,668,600	957,600
Repayments of FHLB advances	(1,098,500)	(1,770,700)	(862,614)
Proceeds from issuance of common stock	5,060	41,641	—
Proceeds from exercise of stock options	843	1,825	1,259
Retirement of preferred stock	—	(126)	(111)
Cash dividends on common stock	(12,492)	(10,860)	(8,372)
Cash dividends on preferred stock	(19)	(23)	(9)

Net cash provided by financing activities	711,016	717,391	555,188

Net change in cash and cash equivalents	28,714	7,730	(25,353)

Cash and cash equivalents at beginning of year	142,570	134,840	160,193

Cash and cash equivalents at end of year	$171,284	$142,570	$134,840

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

Operating Segments

Operating segments are components of a business about which separate financial information is available and evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assessing performance. Public companies are required to report certain financial information about operating segments in interim and annual financial statements. Although United’s operations are divided among 26 community banks, those banks have similar economic characteristics and are therefore aggregated into one operating segment for purposes of segment reporting. Because United has only one operating segment, segment information is not provided separate from the Consolidated Financial Statements.

Cash and Cash Equivalents

Cash equivalents include amounts due from banks, interest-bearing deposits in banks, and federal funds sold. Federal funds are generally sold for one-day periods and interest-bearing deposits in banks mature within a period less than 90 days.

Investment Securities

United classifies its securities in one of three categories: held to maturity, available for sale, or trading. Trading securities are bought and held principally for the purpose of selling them in the near term. Held to maturity securities are those securities for which United has the ability and intent to hold until maturity. All other securities are classified as available for sale. At December 31, 2006 and 2005, all securities were classified as available for sale.

Held to maturity securities are recorded at cost, adjusted for the amortization or accretion of premiums or discounts. Available for sale securities are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, on available for sale securities are excluded from net income and are reported in other comprehensive income as a separate component of shareholders’ equity until realized. Transfers of securities between categories are recorded at fair value at the date of transfer. Unrealized holding gains or losses associated with transfers of securities from held to maturity to available for sale are recorded as a separate component of shareholders’ equity. These unrealized holding gains or losses are amortized into income over the remaining life of the security as an adjustment to the yield in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security.

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

Mortgage Loans Held for Sale

Mortgage loans held for sale are carried at the lower of aggregate cost or market value. The amount by which cost exceeds market value is accounted for as a valuation allowance. Changes in the valuation allowance are included in the determination of net income for the period in which the change occurs. No market valuation allowances were required at December 31, 2006 or 2005 since most loans are pre-sold before they are funded, and those loans not presold have market values that approximated the recorded basis.

Loans and Allowance for Loan Losses

All loans are stated at principal amount outstanding, net of any unearned revenue and net of any deferred loan fees and costs. Interest on loans is primarily calculated by using the simple interest method on daily balances of the principal amount outstanding.

The accrual of interest is discontinued when a loan becomes 90 days past due and is not both well collateralized and in the process of collection, or when management believes, after considering economic and business conditions and collection efforts, that the principal or interest will not be collectible in the normal course of business. When a loan is placed on nonaccrual status, previously accrued and uncollected interest is charged against interest revenue on loans. Interest income is recognized on a cash basis or applied to the principal balance on nonaccrual loans.

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, continued
(1)	Summary of Significant Accounting Policies, continued

Loans and Allowance for Loan Losses, continued

Management believes the allowance for loan losses is adequate at December 31, 2006. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review United’s allowance for loan losses. Such agencies may require United to recognize additions or deductions to the allowance based on their judgment and information available to them at the time of their examination.

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued
(1)	Summary of Significant Accounting Policies, continued

Stock-Based Compensation

Effective January 1, 2006, United adopted the fair value method of recognizing expense for stock based compensation prescribed by Statement of Financial Accounting Standards (“SFAS”) 123(R). United applied the modified prospective approach to adoption in which expense is recognized prospectively for previously granted but unvested options and new option grants. Under this transition method, periods prior to adoption continue to be reported under the intrinsic value method of expense recognition prescribed by Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. Under the intrinsic value method of APB 25, compensation expense for employee stock options was not recognized if the exercise price of the option equals or exceeds the fair value of the stock on the date of grant. The following table illustrates the effect on net income available to common stockholders and earnings per share if United had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based compensation for all reported periods (in thousands, except per share data):

	2006	2005	2004
Net income available to common stockholders:
As reported	$68,796	$56,719	$46,582
Pro forma	68,796	55,129	45,843
Basic earnings per common share:
As reported	1.70	1.47	1.29
Pro forma	1.70	1.43	1.27
Diluted earnings per common share:
As reported	1.66	1.43	1.25
Pro forma	1.66	1.39	1.23
Additional information on stock based compensation, including assumptions underlying the determination of fair value of option grants, is included in Note 19 to the consolidated financial statements.
Derivative Instruments and Hedging Activities
United’s interest rate risk management strategy incorporates the use of derivative instruments to minimize fluctuations in net income that are caused by interest rate volatility. United’s goal is to manage interest rate sensitivity by modifying the repricing or maturity characteristics of certain balance sheet assets and liabilities so that the net interest margin is not, on a material basis, adversely affected by movements in interest rates. United views this strategy as a prudent management of interest rate risk, such that net income is not exposed to undue risk presented by changes in interest rates.
In carrying out this part of its interest rate risk management strategy, United uses interest rate derivative contracts. The two primary types of derivative contracts used by United to manage interest rate risk are interest rate swaps and interest rate floors. Interest rate swaps generally involve the exchange of fixed- and variable-rate interest payments between two parties, based on a common notional principal amount and maturity date.
Interest rate floors are options that entitle the purchaser to receive payments from the counterparty equal to the difference between the rate in an underlying index (i.e. LIBOR, Prime) and a strike rate when the index falls below the strike rate. Similar to swaps, interest rate floors are based on a common notional principal amount and maturity date. The premium paid to the counterparty to purchase the floor is amortized into earnings over the life of the contract. United’s hedging strategies involving interest rate derivatives are classified as either Fair Value Hedges or Cash Flow Hedges, depending on the rate characteristics of the hedged item.

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

By using derivative instruments, United is exposed to credit and market risk. If the counterparty fails to perform, credit risk is equal to the fair value gain in a derivative. When the fair value of a derivative contract is positive, this situation generally indicates that the counterparty is obligated to pay United, and, therefore, creates a repayment risk for United. When the fair value of a derivative contract is negative, United is obligated to pay the counterparty and, therefore, it has no repayment risk. United minimizes the credit risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by United. From time to time, United may require the counterparties to pledge securities as collateral to cover the net exposure.

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

As of December 31, 2006, United had prime based interest rate floors that were being accounted as cash flow hedges with a total notional amount of $500 million for the purpose of protecting cash flows from prime based loans in the event that the prime rate should fall. United also had prime based interest rate swaps with a total notional amount of $505 million that were being accounted for as cash flow hedges of prime based loans for the purpose of converting floating rate assets to fixed rate. At December 31, 2006, United recorded in other assets an asset of approximately $14.6 million for the fair value of these instruments. No hedge ineffectiveness from cash flow hedges was recognized in the statement of income.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest revenue as interest payments are received on the Company’s prime-based loans. During 2007, the Company estimates that an additional $277,000 will be reclassified to interest revenue.

As of December 31, 2006, United had interest rate swap contracts with a total notional amount of $20 million that were being accounted for as fair value hedges of brokered certificates of deposit. United recognized expense of $8,000 in other operating expense in the 2006 statement of income due to ineffectiveness of these swap contracts. Although some ineffectiveness was recognized, the fair value hedges remain highly effective.

As of December 31, 2005, United had interest rate swap contracts accounted for as cash flow hedges with a notional amount of $339 million for the purpose of converting floating rate loans to fixed rate. As of December 31, 2005, United recorded a liability of approximately $4.2 million for the fair value of these instruments. No hedge ineffectiveness from cash flow hedges was recognized in the statement of income. All components of each derivative’s gain or loss for 2006 and 2005 are included in the assessment of hedge effectiveness.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued
(1)	Summary of Significant Accounting Policies, continued

Reclassifications Certain 2005 and 2004 amounts have been reclassified to conform to the 2006 presentation.

Stock Split

United declared a three-for-two split of its common stock effective April 28, 2004. All share and per share amounts included in the financial statements and accompanying notes have been restated to reflect the change in the number of shares outstanding as of the beginning of the earliest period presented.

Accumulated Other Comprehensive Income

GAAP normally require that recognized revenues, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the consolidated balance sheets, such items with net income, are components of comprehensive income. United presents comprehensive income as a component of the statement of changes in shareholders’ equity.

(2)	Recent Accounting Pronouncements

Accounting for Hybrid Financial Instruments

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155 Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140. This statement provides entities with relief from having to separately determine the fair value of an embedded derivative that would otherwise be required to be bifurcated from its host contract in accordance with the requirements of SFAS No. 133. Entities can make an irrevocable election to measure such hybrid financial instruments at fair value in its entirety, with subsequent changes in fair value recognized in earnings. This election can be made on an instrument-by-instrument basis. The effective date of this standard is for all financial instruments acquired, issued or subject to a remeasurement event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. For United, this standard is effective beginning January 2007 and will not have a material effect on United’s financial position, results of operations or disclosures.

Accounting for Uncertainty in Income Taxes

In June 2006, the FASB issued Financial Interpretation No. (“FIN”) 48 Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. This interpretation clarifies that management is expected to evaluate an income tax position taken or expected to be taken for likelihood of realization before recording any amounts for such position in the financial statements. FIN 48 also requires expanded disclosure with respect to income tax positions taken that are not certain to be realized. This interpretation is effective for fiscal years beginning after December 15, 2006, and will require management to evaluate every open tax position that exists in every jurisdiction on the date of initial adoption. United has completed an assessment of the impact and has determined that no adjustment to United’s income tax accounts is necessary.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157 Fair Value Measurements. SFAS No. 157 does not require any new fair value measurements, but rather, it provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. However, the application of this statement may change how fair value is determined. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The impact is not expected to be material to United’s financial position, results of operations or disclosures.

Defined Benefit Pensions and Other Postretirement Plans

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R). This statement requires employers to measure plan assets and obligations as of the balance sheet date. This requirement is effective for fiscal years ending after December 15, 2008. The other provisions of the statement were effective as of the end of the fiscal year ending after December 15, 2006 for public companies. The provisions that became effective in 2006 did not have a material effect on United’s financial position, results of operations or disclosures and the remaining provision will not have a material effect on United’s future financial position, results of operations or disclosures.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued
(3)	Mergers and Acquisitions

On December 1, 2006, United acquired 100 percent of the outstanding common shares of Southern Bancorp, Inc. (“Southern”), a community bank holding company headquartered in Marietta, Georgia. Southern’s results of operations are included in consolidated financial results from the acquisition date. Southern was the parent company of Southern National Bank, a community bank with two full service banking offices serving the northwest side of metropolitan Atlanta. United has continued to expand its presence in metropolitan Atlanta. The aggregate purchase price was approximately $67.8 million, including 2,180,118 shares of United’s common stock that was exchanged for all of the outstanding common shares and options to purchase common shares of Southern. The value of the common stock issued of $31.09 per share was determined based on the average of the closing market price of United’s common shares over the period beginning two days before and ending two days after the terms of the acquisition were agreed to and announced.

On September 22, 2006, United completed the acquisition of two branch locations in the western North Carolina counties of Jackson and Swain. The two acquired branch locations were in markets where United already had a presence and added approximately $8 million in new loans, approximately $38 million in deposits and $3 million in intangibles. Results of operations of the acquired branches are included in United’s consolidated results beginning on the acquisition date.

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

On June 1, 2004, United acquired all of the outstanding common shares of Fairbanco Holding Company, Inc. (“Fairbanco”), a thrift holding company headquartered in Fairburn, Georgia. Fairbanco’s results of operations are included in consolidated financial results from the acquisition date. Fairbanco Holding Company was the parent company of 1st Community Bank, with five banking offices serving Atlanta’s southern metropolitan area. The aggregate purchase price was $23.6 million including $2.7 million of cash and 914,627 shares of United’s common stock valued at $20.9 million. The value of the common shares issued of $22.91 was determined based on the average market price of United’s common shares over period beginning two days before and ending two days after the terms of the acquisition were agreed to and announced.

Core deposit intangibles related to the acquisitions are being amortized over a period of 10 years. Goodwill resulting from the acquisitions of Southern in 2006 and Fairbanco, Eagle and Liberty, in 2004, will not be amortized nor deductible for tax purposes. Goodwill resulting from the North Carolina branch acquisitions will not be amortized but will be deductible for tax purposes.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued
(3)	Mergers and Acquisitions, continued

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of each acquisition in 2006 (in thousands):

	Southern	North Carolina
	Bancorp	Branches
Assets Acquired:
Cash and cash equivalents	$47,348	$209
Investment securities	47,288	—
Loans, net	262,609	8,078
Premises and equipment	5,973	296
Core deposit intangible	2,466	—
Goodwill	44,675	3,298
Other assets	5,775	104

Total assets acquired	416,134	11,985

Liabilities Assumed:
Deposits	322,178	38,042
Other borrowed funds	18,350	—
Other liabilities	7,817	147

Total liabilities assumed	348,345	38,189

Net assets acquired	$67,789	$(26,204)

A reconciliation of the accrued merger costs is presented below (in thousands):

			Amounts
	Beginning	Purchase	Charged to	Amounts	Ending
	Balance	Adjustments	Earnings	Paid	Balance
2006
Severance and related costs	$336	$266	$—	$(25)	$577
Professional fees	81	32	—	(66)	47
Contract termination costs	816	—	—	(12)	804
Other merger-related expenses	85	—	—	(85)	—

Totals	$1,318	$298	$—	$(188)	$1,428

2005
Severance and related costs	$764	$—	$—	$(428)	$336
Professional fees	754	(29)	—	(644)	81
Contract termination costs	3,854	(594)	—	(2,444)	816
Other merger-related expenses	247	78	—	(240)	85

Totals	$5,619	$(545)	$—	$(3,756)	$1,318

2004
Severance and related costs	$85	$1,359	$203	$(883)	$764
Professional fees	140	1,197	407	(990)	754
Contract termination costs	900	4,340	119	(1,505)	3,854
Other merger-related expenses	127	136	141	(157)	247

Totals	$1,252	$7,032	$870	$(3,535)	$5,619

At December 31, 2006, accrued merger costs of $1.4 million remained unpaid relating to acquisitions. The severance and related costs include change in control payments that had been deferred. Contract termination costs include amounts claimed by service providers as a result of early termination of service contracts related to the acquisitions. At December 31, 2006, $804,000 in contract termination costs remained unpaid primarily relating to one contract termination charge that is in dispute. The purchase adjustments recorded in 2005 resulted in a reduction of goodwill.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued
(3)	Mergers and Acquisitions, continued

The financial information below presents the proforma earnings of United assuming that the results of operations of Southern, Fairbanco, Eagle and Liberty were included in consolidated earnings for the full years of 2006, 2005 and 2004.

	2006	2005	2004
Total revenue	$283,818	$240,244	$202,494
Net income	72,744	59,159	43,531

Diluted earnings per common share	1.67	1.42	1.05
(4)	Cash Flows

United paid approximately $200 million, $123 million and $73 million in interest on deposits and other borrowings during 2006, 2005 and 2004, respectively. In connection with United’s 2006 acquisitions of Southern and two branches in western North Carolina, assets having a fair value of approximately $428 million were acquired and liabilities totaling approximately $387 million were assumed. In connection with United’s 2004 acquisitions of Liberty, Eagle and Fairbanco, assets having a fair value of approximately $500 million were acquired and liabilities totaling approximately $437 million were assumed.

During 2006, 2005 and 2004, loans having a carrying value of $8.3 million, $9.5 million and $7.3 million, respectively, were transferred to other real estate.

(5)	Securities Available for Sale

The cost basis, unrealized gains and losses, and fair value of securities available for sale at December 31, 2006 and 2005 are listed below (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
As of December 31, 2006

U.S. Government agencies	$467,983	$598	$2,093	$466,488
State and political subdivisions	47,542	793	132	48,203
Mortgage-backed securities	593,702	1,266	8,995	585,973
Other	6,488	1	—	6,489

Total	$1,115,715	$2,658	$11,220	$1,107,153

As of December 31, 2005

U.S. Treasuries	$2,000	$—	$—	$2,000
U.S. Government agencies	315,437	91	3,492	312,036
State and political subdivisions	52,102	1,159	179	53,082
Mortgage-backed securities	627,462	487	11,871	616,078
Other	8,364	—	873	7,491

Total	$1,005,365	$1,737	$16,415	$990,687

At December 31, 2006 and 2005, securities with a carrying value of $981 million and $947 million, respectively, were pledged to secure public deposits and FHLB advances.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued
(5)	Securities Available for Sale, continued

The amortized cost and fair value of the investment securities at December 31, 2006, by contractual maturity, is presented in the following table (in thousands). Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
U.S. Government agencies:
Within 1 year	$32,711	$32,626
1 to 5 years	163,328	162,385
5 to 10 years	246,668	246,375
More than 10 years	25,276	25,102

	467,983	466,488

State and political subdivisions:
Within 1 year	5,082	5,069
1 to 5 years	23,058	23,350
5 to 10 years	12,936	13,239
More than 10 years	6,466	6,545

	47,542	48,203

Other:
1 to 5 years	4,430	4,429
5 to 10 years	454	454
More than 10 years	1,604	1,606

	6,488	6,489

Total securities other than mortgage-backed securities:
Within 1 year	37,793	37,695
1 to 5 years	190,816	190,164
5 to 10 years	260,058	260,068
More than 10 years	33,346	33,253

Mortgage-backed securities	593,702	585,973

	$1,115,715	$1,107,153

The following summarizes securities in an unrealized loss position as of December 31, 2006 and 2005 (in thousands)

	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
As of December 31, 2006
U.S. Government agencies	$79,510	$132	$197,888	$1,961	$277,398	$2,093
State and political subdivisions	2,721	8	7,636	124	10,357	132
Mortgage-backed securities	73,789	250	412,855	8,745	486,644	8,995

Total unrealized loss position	$156,020	$390	$618,379	$10,830	$774,399	$11,220

As of December 31, 2005
U.S. Government agencies	$205,800	$2,522	$51,817	$970	$257,617	$3,492
State and political subdivisions	7,285	140	738	39	8,023	179
Mortgage-backed securities	433,108	7,946	129,638	3,925	562,746	11,871
Other	5,105	873	—	—	5,105	873

Total unrealized loss position	$651,298	$11,481	$182,193	$4,934	$833,491	$16,415

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, continued
(5)	Securities Available for Sale, continued

During 2005 and 2004, United recognized losses of $500,000 and $450,000, respectively, on FHLMC preferred securities which were included in other investments. These losses were considered to be “other-than-temporary impairment.” Those securities were sold in 2006 with an additional loss of $13,000. Management believes that there were no unrealized losses as of December 31, 2006 and 2005 that represent an other-than-temporary impairment. Unrealized losses at December 31, 2006 and 2005 were primarily attributable to changes in interest rates and United has both the intent and ability to hold the securities for a time necessary to recover the amortized cost. The unrealized losses reported for mortgage-backed securities relate primarily to securities issued by FNMA, FHLMC and private institutions.

The following summarizes securities sales activities for the years ended December 31, 2006, 2005 and 2004 (in thousands):

	2006	2005	2004
Proceeds from sales	$128,392	$19,392	$77,439

Gross gains on sales	$375	$—	$980
Gross losses on sales	1,018	809	552

Net (losses) gains on sales of securities	$(643)	$(809)	$428

Income tax (benefit) expense attributable to sales	$(250)	$(315)	$166

(6)	Loans and Allowance for Loan Losses

Major classifications of loans at December 31, 2006 and 2005, are summarized as follows (in thousands):

	2006	2005
Commercial (commercial and industrial)	$295,698	$236,882
Commercial (secured by real estate)	1,229,910	1,055,191

Commercial	1,525,608	1,292,073
Construction	2,333,585	1,738,990
Residential mortgage	1,337,728	1,205,685
Installment	179,617	161,538

Total loans	5,376,538	4,398,286
Less — allowance for loan losses	66,566	53,595

Loans, net	$5,309,972	$4,344,691

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
United had $5,879,000 and $4,016,000 of loans classified as impaired at December 31, 2006 and 2005, respectively, for which specific reserves of $994,000 and $1,004,000, respectively had been allocated. United’s policy is to recognize interest revenue on a cash basis for loans classified as impaired.
Changes in the allowance for loan losses are summarized as follows (in thousands):

	2006	2005	2004
Balance at beginning of year	$53,595	$47,196	$38,655
Provision for loan losses	14,600	12,100	7,600
Charge-offs	(7,623)	(7,214)	(5,488)
Recoveries	2,099	1,513	1,871
Allowance acquired through acquisitions	3,895	—	4,558

Balance at end of year	$66,566	$53,595	$47,196

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, continued
(6)	Loans and Allowance for Loan Losses, continued

In the ordinary course of business, the Banks grant loans to executive officers, certain key employees, and Directors of the holding company and the Banks, including their immediate families and companies with which they are associated. Management believes that such loans are made substantially on the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other customers. The following is a summary of such loans outstanding and the activity in these loans for the year ended December 31, 2006 (in thousands):

Balances at December 31, 2005	$40,660
New loans	32,973
Repayments	(15,705)
Renewals	(11,285)
Adjustment for changes in executive officers and directors	(10,457)

Balances at December 31, 2006	$36,186

At December 31, 2006, loans with a carrying value of $1.1 billion were pledged as collateral to secure FHLB advances and other contingent funding sources.

(7)	Premises and Equipment

Premises and equipment at December 31, 2006 and 2005, (in thousands):

	2006	2005
Land and land improvements	$53,692	$37,882
Buildings and improvements	72,271	63,799
Furniture and equipment	62,235	54,146
Construction in progress	9,177	6,141

	197,375	161,968

Less — accumulated depreciation	57,659	49,081

Premises and equipment, net	$139,716	$112,887

Depreciation expense was approximately $9.9 million, $8.9 million and $8.2 million for 2006, 2005 and 2004, respectively.

(8)	Goodwill and Other Intangible Assets

A summary of changes in goodwill for the years ended December 31, 2006 and 2005, (in thousands):

	2006	2005
Beginning balance	$104,001	$104,546
Goodwill acquired	47,973	—
Purchase adjustments	—	(545)

Ending balance	$151,974	$104,001

United has finite-lived intangible assets capitalized on its balance sheet in the form of core deposit intangibles. These intangible assets are amortized over their estimated useful lives of no more than 15 years.
A summary of core deposit intangible assets as of December 31, 2006 and 2005, (in thousands):

	2006	2005
Gross carrying amount	$24,278	$21,812
Less — accumulated amortization	9,194	7,162

Net carrying amount	$15,084	$14,650

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, continued
(8)	Goodwill and Other Intangible Assets, continued

Amortization expense on finite-lived intangible assets was $2,032,000 in 2006, $2,012,000 for 2005 and $1,674,000 for 2004. Amortization expense for each of the years 2007 through 2011 is estimated below (in thousands):

2007	$2,257
2008	2,197
2009	2,168
2010	2,130
2011	2,044
(9)	Deposits

At December 31, 2006, the contractual maturities of time deposits are summarized as follows (in thousands):

Maturing In:
2007	$2,825,714
2008	343,105
2009	100,890
2010	51,395
2011	52,631
thereafter	112

$3,373,847

At December 31, 2006, United held $326 million in certificates of deposit obtained through the efforts of third party brokers. At December 31, 2005, United had $321 million of such certificates of deposit. The daily average balance of these brokered deposits totaled $334 million in 2006. The weighted average rates paid during 2006 and 2005 were 4.29% and 2.99%, respectively, and the weighted average rate as of December 31, 2006 was 4.71%. These deposits have maturity dates ranging from 1 week to 5 years.

At December 31, 2006 and 2005, $3,356,000 and $2,078,000 in overdrawn deposit accounts were reclassified as loans. No specific allowance for loan losses was deemed necessary for these accounts at December 31, 2006 and 2005.

(10)	Federal Home Loan Bank Advances

At December 31, 2006, the Banks had advances totaling $489 million from the FHLB of which $250 million are fixed rate advances and the remaining $239 million are variable. At December 31, 2005, the Banks had advances totaling $636 million. Monthly interest payments and principal payments are due at various maturity dates and interest rates ranging from 2.85% to 6.59% at December 31, 2006. At December 31, 2006, the weighted average interest rate on FHLB advances was 5.06%. The FHLB advances are collateralized by commercial (secured by real estate) and residential mortgage loans, investment securities and FHLB stock.

At December 31, 2006, the maturities and current rates of outstanding advances were as follows (in thousands):

	Amount
Maturing In:	Maturing	Current Rate Range
2007	$280,047	3.09%	—	5.50%
2008	46,012	3.84%	—	5.87%
2009	129,900	3.26%	—	6.39%
2010	3,000	6.59%	—	6.59%
2011	—
thereafter	30,125	2.85%	—	5.53%

	$489,084

Timing of principal payments may differ from the maturity schedule shown above as some advances include call options that allow the FHLB to require repayment prior to the maturity date.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, continued
(11)	Short-term Borrowings

United uses a number of sources of short-term borrowings to meet its liquidity needs including federal funds purchased, repurchase agreements, commercial paper and holding company lines of credit. The table below shows the amounts of short-term borrowings outstanding by type at December 31, 2006 and 2005 (in thousands).

	2006	2005
Federal funds purchased	$65,884	$121,581
Commercial paper	—	1,300

Total short-term borrowings	$65,884	$122,881

Lines of Credit
United maintains a line of credit agreement with a financial institution to borrow up to $30 million with an interest rate indexed to the prime rate. The agreement is renewable each year. United has pledged the stock of its North Carolina bank subsidiary as collateral securing any amounts outstanding on the line of credit. There were no borrowings outstanding under this agreement as of December 31, 2006 or 2005.
United maintains a joint credit agreement with two financial institutions to borrow up to $45 million with interest indexed to LIBOR, adjusted monthly. The agreement is renewable annually, and United has pledged the common stock of its Georgia bank subsidiary as collateral securing any amounts outstanding on the line of credit. There were no borrowings outstanding under this agreement as of December 31, 2006 or 2005.
(12)	Long-term Debt

Long-term debt at December 31, 2006 and 2005 consisted of the following (in thousands):

				Stated
			Issue	Maturity	Earliest
	2006	2005	Date	Date	Call Date	Interest Rate
2002 subordinated debentures	$31,500	$31,500	2002	2012	2012	6.750%
2003 subordinated debentures	35,000	35,000	2003	2015	2010	6.250
Convertible subordinated debentures	—	3,100	1996	2006	1996	Prime + .25

Total subordinated debentures	66,500	69,600

United Community Statutory Trust I	5,155	5,155	2000	2030	2010	10.600
United Community Capital Trust II	10,309	10,309	2000	2030	2010	11.295
United Community Capital Trust	21,650	21,650	1998	2028	2008	8.125
Fairbanco Capital Trust I	5,155	5,155	2002	2032	2007	LIBOR + 3.65
Southern Bancorp Capital Trust I	4,382	—	2004	2034	2009	Prime + 1.00

Total trust preferred securities	46,651	42,269

Total long-term debt	$113,151	$111,869

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
The convertible subordinated debentures were exercised and converted into 372,000 shares of common stock of United at the price of $8.33 per share on December 18, 2006. At December 31, 2005, certain Directors and executive officers of United held convertible debentures totaling $1,925,000.
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

United is required to report on the face of the statement of income, earnings per common share with and without the dilutive effects of potential common stock issuances from instruments such as options, convertible securities and warrants. Basic earnings per common share is based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per common share. During 2006, 2005 and 2004, United paid dividends to Series A preferred stockholders totaling $19,000, $23,000 and $9,000, respectively.

The following table sets forth the computation of basic and diluted earnings per common share for the years ended December 31, 2006, 2005 and 2004 (in thousands, except per share data):

	2006	2005	2004
Net income available to common stockholders	$68,796	$56,719	$46,582
Effects of convertible debentures	160	130	91

Diluted net earnings	$68,956	$56,849	$46,673

Earnings per common share:
Basic	$1.70	$1.47	$1.29
Diluted	1.66	1.43	1.25
Weighted average common shares:
Basic	40,393	38,477	36,071
Effect of dilutive securities:
Stock options	804	872	830
Convertible debentures	358	372	372
Common stock issuable under deferred compensation plan	20	—	—

Diluted	41,575	39,721	37,273

(14)	Income Taxes

Income tax expense (benefit) for the years ended December 31, 2006, 2005 and 2004 is as follows (in thousands):

	2006	2005	2004
Current	$43,132	$34,725	$25,945
Deferred	(3,510)	(3,064)	(1,048)

Total income tax expense	$39,622	$31,661	$24,897

The differences between the provision for income taxes and the amount computed by applying the statutory federal income tax rate (of 35%) to income before income taxes are as follows (in thousands):

	2006	2005	2004
Pretax earnings at statutory rates	$37,953	$30,941	$25,021
Add (deduct):
State taxes, net of federal benefit	2,470	2,027	1,591
Tax-exempt interest revenue	(980)	(848)	(868)
Nondeductible interest expense	148	95	67
Tax credits	(373)	(335)	(271)
Incentive stock option expense	457	—	—
Other	(53)	(219)	(643)

	$39,622	$31,661	$24,897

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, continued
(14)	Income Taxes, continued

The following summarizes the sources and expected tax consequences of future taxable deductions (revenue) which comprise the net deferred tax asset at December 31, 2006 and 2005, which is included in other assets (in thousands):

	2006	2005
Deferred tax assets:
Allowances for loan losses	$25,785	$20,483
Accrued expenses	621	1,344
Deferred compensation	2,819	1,968
Net operating loss and credit carryforwards	61	177
Unrealized losses on securities available for sale	3,149	5,392
Unrealized losses on cash flow hedges	—	1,629
Other	511	42

Total deferred tax assets	32,946	31,035

Deferred tax liabilities:
Unrealized gains on cash flow hedges	958	—
Premises and equipment	2,974	4,002
Acquired intangible assets	5,030	3,915

Total deferred tax liabilities	8,962	7,917

Net deferred tax asset	$23,984	$23,118

During 2006, 2005 and 2004, United made income tax payments of approximately $53.5 million, $22.7 million and $26.5 million, respectively.
At December 31, 2006, United had state tax loss carryforwards of approximately $1.6 million that begin to expire in 2020, if not previously utilized.
(15)	Employee Benefit Plans

United offers a defined contribution 401(k) and Profit Sharing Plan (“Plan”) that covers substantially all employees meeting certain minimum service requirements. The Plan allows employees to make pre-tax contributions to the Plan and United matches these employee contributions dollar-for-dollar up to 5% of eligible compensation, subject to Plan and regulatory limits. United also makes discretionary profit sharing contributions of up to 3.5% of eligible compensation based on earnings performance. Employees begin to receive matching contributions after completing one year of service and benefits vest after three years of service. United’s Plan is administered in accordance with applicable laws and regulations. Compensation expense related to the Plan totaled $5,045,000, $4,234,000 and $3,185,000 in 2006, 2005 and 2004, respectively. The Plan allows employees to choose to invest among a number of investment options, including United’s common stock. During 2006 and 2005, the Plan purchased 111,485 and 24,857 shares, respectively, directly from United at the average of the high and low stock price on the date of purchase. The Plan did not purchase any shares directly from United in 2004.

United provides defined post-retirement benefits to certain executive officers and other key employees. Prior to January 1, 2004, those benefits were provided through an indexed retirement plan that provided split-dollar death benefits to the named beneficiaries of covered employees in addition to an annual post-retirement benefit. Effective January 1, 2004, United terminated the indexed retirement plan and split-dollar benefit and replaced it with a modified retirement plan that provides a defined post-retirement benefit to covered employees. The insurance policies that provided the split-dollar benefits are classified as Bank Owned Life Insurance. At December 31, 2006 and 2005, the cash surrender value of the insurance policies was approximately $22.4 million and $21.5 million, respectively, and is included in other assets in the consolidated balance sheet. Expenses incurred for these post-retirement benefits were approximately $818,000, $1,044,000 and $675,000 for 2006, 2005 and 2004, respectively.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, continued
(15)	Employee Benefit Plans, continued

On October 21, 2004, United entered into a deferred compensation plan for its executive officers and certain other key employees and members of the holding company’s Board of Directors. The deferred compensation plan provides for the pre-tax deferral of compensation, fees and other specified benefits. The deferred compensation plan permits each participant to elect to defer a portion of his or her base salary or bonus and permits each director participant to elect to defer all or a portion of his or her director’s fees. Further, the deferred compensation plan allows for additional contributions by an employee, with matching contributions by United, for amounts that exceed the allowable amounts under the tax-qualified 401(k) plan. During 2006, 2005 and 2004, United recognized $204,000, $151,000 and $117,000, respectively, in matching contributions for this provision of the deferred compensation plan. The Board of Directors may elect to make a discretionary contribution to any or all participants.

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

As of December 31, 2006 and 2005, the Banks were categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must exceed the well capitalized guideline ratios, as set forth in the table, and meet certain other requirements. Management believes that the Banks exceed all well capitalized requirements, and there have been no conditions or events since year-end that would change the status of well capitalized. The regulatory designation of “well capitalized” under prompt corrective action regulations is not applicable to United (a bank holding company). However, Regulation Y defines “well capitalized” for a bank holding company for the purpose of determining eligibility for a streamlined review process for acquisition proposals. For such purposes, “well capitalized” requires United to maintain a minimum Tier I risk-based capital ratio of 6% and a minimum Total risk-based capital ratio of 10%.

Minimum amounts required for capital adequacy purposes and to be well capitalized under prompt corrective action provisions are presented below for United and its significant subsidiaries (dollars in thousands).

	Regulatory
	Guidelines		United				North
		Well	(consolidated)		Georgia		Carolina
	Minimum	Capitalized	2006	2005	2006	2005	2006	2005
Risk-based ratios:
Tier I capital	4.0%	6.0%	9.0%	8.9%	8.4%	8.3%	9.9%	9.5%
Total capital	8.0	10.0	11.3	11.5	10.9	11.2	12.0	11.9
Leverage ratio	3.0	5.0	7.7	7.3	7.3	6.9	7.4	6.5

Tier I capital			$505,335	$410,487	$403,076	$306,833	$79,962	$65,976
Total capital			638,401	533,682	525,659	414,469	96,945	82,601
Cash, Dividend, Loan and Other Restrictions
At December 31, 2006 and 2005, the Banks were required by the Federal Reserve Bank to maintain reserve cash balances of $54 million and $53 million, respectively. Federal and state banking regulations place certain restrictions on dividends paid by the Banks to United. At December 31, 2006, the Banks had approximately $46 million of retained earnings available for distribution to United in the form of dividends without requesting regulatory approval.

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

The following table summarizes, as of December 31, 2006 and 2005, the contract amount of off-balance sheet instruments (in thousands):

	2006	2005
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$1,014,267	$928,420
Commercial letters of credit	23,534	25,008
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

United may issue preferred stock in one or more series, up to a maximum of 10,000,000 shares. Each series shall include the number of shares issued, preferences, special rights and limitations as determined by the Board of Directors. At both December 31, 2006 and 2005, there were 32,200 preferred shares issued and outstanding, which were issued as Series A non-cumulative preferred stock. The dividend rate of the preferred stock is 6% per annum, provided a dividend has been declared for the common shares. The holders of the preferred stock maintain a liquidation preference to the common stockholder. The preferred stock has no voting rights and United may redeem the preferred stock for an amount equal to the stated value plus the accrued dividend.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, continued
(19)	Shareholders’ Equity

United’s Board of Directors has authorized the repurchase of United’s outstanding common stock for general corporate purposes. At December 31, 2006, 1,000,000 shares may be repurchased under the current authorization through December 31, 2007.

In 2005, United issued 1,552,500 shares of common stock in a public offering. The new shares were issued at a price of $27.75 per share. The total net proceeds from the offering were $40.5 million, net of $2.6 million in issuance costs, and the proceeds were used to support growth opportunities and for general corporate purposes. Also in 2005, United formed a Dividend Reinvestment and Stock Purchase Plan that allows participants who already own United’s common stock to purchase additional shares directly from the company. The Plan also allows participants to automatically reinvest their quarterly dividends in additional shares of common stock without a commission. During 2006 and 2005, 43,565 and 15,852 shares, respectively, were issued in connection with the Dividend Reinvestment and Stock Purchase Plan.

In 2005, United began offering its common stock as an investment option in its deferred compensation plan. The common stock component is accounted for as an equity instrument and is reflected in the consolidated balance sheet as common stock issuable. The deferred compensation plan does not allow for diversification once an election is made to invest in company stock and settlement must be accomplished in shares at the time the deferral period is completed. At December 31, 2006 and December 31, 2005, United had 29,821 and 9,948 shares, respectively, of its common stock that was issuable under the deferred compensation plan.

In 2000, the shareholders approved the 2000 Key Employee Stock Option Plan (“2000 Plan”). Under the original terms of the 2000 Plan, awards of 1,470,000 options, restricted stock awards, stock awards, performance share awards or stock appreciation rights could be granted for shares of United’s common stock. Options granted under the 2000 Plan can have an exercise price no less than the fair market value at the date of grant. Effective April 28, 2004, the 2000 Plan was amended to increase the number of awards available for grant as of December 31, 2003 to 1,650,000. The number of awards available for grant is adjusted proportionately with the change in the number of shares outstanding. The general terms of the 2000 Plan include a vesting period (usually four years) with an exercisable period not to exceed ten years. Certain option and restricted stock grants provide for accelerated vesting if there is a change in control of the company or certain other conditions are met (as defined in the plan). As of December 31, 2006, approximately 809,000 awards could be granted under the 2000 Plan.

Certain acquired companies had stock option plans for their key employees with provisions similar to United’s plan. Options under acquired plans were converted at the exchange ratio effective for common shares. Options outstanding under the plans are reflected in the following table as being assumed through acquisition. No options are available for grant under any of the acquired plans.

Restricted stock and options outstanding and activity for the years ended December 31, 2006, 2005 and 2004 consisted of the following:

	Restricted Stock		Options
		Weighted		Weighted	Weighted
		Average		Average	Average	Aggregate
		Grant Date		Exercise	Remaining	Intrinsic
	Shares	Fair Value	Shares	Price	Term (Yrs.)	Value (000’s)
December 31, 2003	—	$—	1,933,106	$12.56
Granted	20,300	24.66	323,104	24.12
Assumed	—	—	91,841	6.97
Exercised	—	—	(199,035)	9.47
Cancelled	—	—	(30,350)	18.87

December 31, 2004	20,300	24.66	2,118,666	14.28
Granted	55,024	22.82	442,950	22.76
Exercised	(4,812)	24.70	(306,888)	10.81
Cancelled	—	—	(34,388)	20.51

December 31, 2005	70,512	23.22	2,220,340	16.36
Granted	35,125	29.11	491,900	29.00
Exercised	(26,447)	23.08	(138,017)	10.08
Cancelled	(750)	29.50	(24,400)	24.78

December 31, 2006	78,440	$25.85	2,549,823	$19.05	6.45	$33,837

Exercisable at December 31, 2006			1,489,802	$14.71	5.01	$26,237

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, continued
(19)	Shareholders’ Equity, continued

The following is a summary of stock options outstanding at December 31, 2006:

Options Outstanding				Options Exercisable
		Weighted	Average		Weighted
Shares	Range	Average Price	Remaining Life	Shares	Average Price
170,117	$1.00 - 10.00	$7.61	2.0 years	170,117	$7.61
215,700	10.01 - 12.50	11.70	4.3 years	215,700	11.70
532,995	12.51 - 15.00	12.96	4.2 years	532,995	12.96
407,711	15.01 - 17.50	16.42	6.3 years	303,079	16.42
294,575	17.51 - 22.50	22.02	8.1 years	87,836	21.51
412,375	22.51 - 25.00	23.64	7.7 years	168,450	23.76
516,350	25.01 - 33.50	28.91	9.3 years	11,625	27.44

2,549,823	$1.00 - 33.50	$19.05	6.4 years	1,489,802	$14.71

The weighted average fair value of options granted in 2006, 2005 and 2004 was $8.68, $5.74 and $6.30, respectively. The fair value of each option granted was estimated on the date of grant using the Black-Scholes model. The key assumptions used to determine the fair value of options are presented in the table below:

	2006	2005	2004
Expected volatility	22%	20%	20%
Expected dividend yield	1.0% to 1.2%	1.0% to 1.3%	.8% to 1.1%
Expected life (in years)	6.25	6.25	6.25
Risk free rate	4.3% to 5.2%	3.8% to 4.5%	3.2% to 4.4%
United’s stock trading history began in March of 2002 when United listed on the Nasdaq Global Select Market. For 2006, 2005 and 2004, expected volatility was determined using United’s historical monthly volatility over the period beginning in March of 2002 through the end of the last completed year. Compensation expense relating to options of $1.9 million, net of deferred tax benefit of $377,000, was included in earnings in 2006. In 2005 and 2004, compensation expense relating to options of $1.6 million and $1.2 million, respectively, net of deferred tax benefit of $150,000 and $453,000, respectively, was not included in earnings but has been included in the pro forma results provided in Note 1 to the consolidated financial statements for comparative purposes. The amount of compensation expense for all periods was determined based on the fair value of options at the time of grant, multiplied by the number of options granted that were expected to vest, which was then amortized, net of any applicable tax benefit, over the vesting period. The forfeiture rate for options is estimated to be approximately 3% per year. The total intrinsic value of options exercised during 2006, 2005 and 2004, was $2.8 million, $4.9 million and $3.3 million, respectively.
Compensation expense for restricted stock is based on the fair value of restricted stock awards at the time of grant, which is equal to the value of United’s common stock on the date of grant. The value of restricted stock grants that are expected to vest is amortized into expense over the vesting period. Compensation expense recognized in the consolidated statement of income for restricted stock in 2006, 2005 and 2004 was $831,000, $595,000, and $68,000, respectively. The total intrinsic value of restricted stock at December 31, 2006 was $2.5 million.
As of December 31, 2006, there was $6.6 million of unrecognized compensation cost related to nonvested stock options and restricted stock granted under the plan. The cost is expected to be recognized over a weighted-average period of 1.5 years. The aggregate grant date fair value of options and restricted stock that vested during 2006 was $2.4 million.
The table below shows the components of accumulated other comprehensive income at December 31, 2006 and 2005 (in thousands):

	2006	2005
Unrealized losses on securities available for sale, net of tax	$(5,457)	$(9,286)
Unrealized gains (losses) on derivative financial instruments qualifying as cash flow hedges, net of tax	1,505	(2,559)

Accumulated other comprehensive loss	$(3,952)	$(11,845)

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, continued
(20)	Fair Value of Financial Instruments

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

The short maturity of United’s assets and liabilities results in having a significant number of financial instruments whose fair value equals or closely approximates carrying value. Such financial instruments are reported in the following balance sheet captions: cash and cash equivalents, mortgage loans held for sale, federal funds purchased and repurchase agreements. Fair value of securities available for sale equals the balance sheet value. As of December 31, 2006 and 2005, the fair value of interest rate contracts used for balance sheet management was an asset of approximately $14.6 million and a liability of approximately $4.2 million, respectively.

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

Off-balance sheet instruments (commitments to extend credit and standby letters of credit) are generally short-term and at variable rates. Therefore, both the carrying amount and the estimated fair value associated with these instruments are immaterial.

The carrying amount and fair values for other financial instruments included in United’s balance sheet at December 31, 2006 and 2005 are as follows (in thousands):

	2006		2005
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Assets:
Loans, net	$5,309,972	$5,309,497	$4,344,691	$4,342,651
Liabilities:
Deposits	5,772,886	5,758,924	4,477,600	4,463,517
Federal Home Loan Bank advances	489,084	488,088	635,616	636,390
Long-term debt	113,151	115,775	111,869	126,918

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, continued
(21)	Condensed Financial Statements of United Community Banks, Inc. (Parent Only),
Statement of Income
For the Years Ended December 31, 2006, 2005 and 2004
(in thousands)

	2006	2005	2004
Dividends from subsidiaries	$10,000	$26,500	$18,000
Other	9,232	5,861	4,284

Total income	19,232	32,361	22,284

Interest	8,721	8,795	8,344
Other	9,522	6,461	6,782

Total expenses	18,243	15,256	15,126
Income tax benefit	3,240	3,365	3,770

Income before equity in undistributed income of subsidiaries	4,229	20,470	10,928
Equity in undistributed income of subsidiaries	64,586	36,272	35,663

Net income	$68,815	$56,742	$46,591

Balance Sheet
As of December 31, 2006 and 2005
(in thousands)

	2006	2005
Assets
Cash	$7,647	$4,805
Investment in subsidiaries	642,773	499,353
Investment in subordinated notes issued by subsidiaries	73,000	73,000
Other assets	14,152	26,186

Total assets	$737,572	$603,344

Liabilities and Stockholders’ Equity

Subordinated debentures	$113,151	$111,869
Other borrowings	—	1,300
Other liabilities	7,654	17,489

Total liabilities	120,805	130,658
Stockholders’ equity	616,767	472,686

Total liabilities and stockholders’ equity	$737,572	$603,344

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, continued
(21)	Condensed Financial Statements of United Community Banks, Inc. (Parent Only), continued
Statement of Cash Flows
For the Years Ended December 31, 2006, 2005 and 2004
(in thousands)

	2006	2005	2004
Operating activities:
Net income	$68,815	$56,742	$46,591
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of the subsidiaries	(64,586)	(36,272)	(35,663)
Depreciation, amortization and accretion	677	718	724
Employee stock compensation	3,107	595	68
Change in assets and liabilities, net of effects of business combinations:
Other assets	11,922	(12,151)	2,309
Other liabilities	(10,324)	12,330	(412)

Net cash provided by operating activities	9,611	21,962	13,617

Investing activities, net of effects of purchase acquisitions:
Purchases of premises and equipment	(25)	(48)	(45)
Investment in subsidiaries	(250)	(3,500)	(6,000)
Purchases of subordinated notes issued by subsidiaries	—	(50,000)	—
Net cash received from (paid for) acquisitions	1,914	—	(4,274)
Purchases of securities available for sale	(500)	—	(40)

Net cash provided (used) by investing activities	1,139	(53,548)	(10,359)

Financing activities, net of effects of business combinations:
Net change in other borrowings	(1,300)	(3,210)	(44,986)
Proceeds from exercise of stock options	843	1,825	1,259
Proceeds from issuance of common stock	5,060	41,641	—
Retirement of preferred stock	—	(126)	(111)
Cash dividends on common stock	(12,492)	(10,860)	(8,372)
Cash dividends on preferred stock	(19)	(23)	(9)

Net cash (used) provided by financing activities	(7,908)	29,247	(52,219)

Net change in cash	2,842	(2,339)	(48,961)
Cash at beginning of year	4,805	7,144	56,105

Cash at end of year	$7,647	$4,805	$7,144

(22)	Subsequent Event

On February 6, 2007, United announced a definitive agreement to acquire Gwinnett Commercial Group, Inc. (“Gwinnett Commercial”) and its wholly-owned subsidiary First Bank of the South. At December 31, 2006, Gwinnett Commercial had total assets and deposits of $675 million and $583 million, respectively. First Bank of the South has five banking offices in metro Atlanta.

Under the terms of the agreement, Gwinnett Commercial’s shareholders will receive $32.5 million in cash consideration and 5.7 million shares of United common stock. Based on United Community Banks 30 day average closing price of $32.35 on February 2, 2007, the transaction has an aggregate value of approximately $216.6 million. The transaction, which is subject to shareholder and regulatory approval, is expected to close during the second quarter of 2007.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
     During the past two years, United did not change accountants nor have any disagreements with its accountants on any matters of accounting principles or practices or financial statement disclosure.
ITEM 9A. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
     United’s management, including the Chief Executive Officer and Chief Financial Officer, supervised and participated in an evaluation of the company’s disclosure controls and procedures as of December 31, 2006.
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
Changes in Internal Control Over Financial Reporting
     No changes were made to United’s internal control over financial reporting during the fourth quarter of 2006 that materially affected, or are reasonably likely to materially affect, United’s internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
     United’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Management’s assessment of the effectiveness of United’s internal control over financial reporting as of December 31, 2006 is included in Item 8 of this Report under the heading “Management’s Report on Internal Controls Over Financial Reporting”.
ITEM 9B. OTHER INFORMATION.
     There were no items required to be reported on Form 8-K during the fourth quarter of 2006 that were not reported on Form 8-K.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
     The information contained under the headings “Information Regarding Nominees and Other Directors”, “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement to be used in connection with the solicitation of proxies for United’s 2007 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference. Pursuant to instruction 3 to paragraph (b) of Item 401 of Regulation S-K, information relating to the executive officers of United is included in Item 1 of this Report.
ITEM 11. EXECUTIVE COMPENSATION.
     The information contained under the heading “Compensation of Executive Officers and Directors” in the Proxy Statement to be used in connection with the solicitation of proxies for United’s 2007 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
                  STOCKHOLDER MATTERS.
     The information contained under the heading “Principal and Management Shareholders” and the “Equity Compensation Plan Information Table” in the Proxy Statement to be used in connection with the solicitation of proxies for United’s 2007 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference. For purposes of determining the aggregate market value of United’s voting stock held by nonaffiliates, shares held by all directors and executive officers of United have been excluded. The exclusion of such shares is not intended to, and shall not, constitute a determination as to which persons or entities may be “Affiliates” of United as defined by the Commission.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
     The information contained under the heading “Corporate Governance — Certain Relationships and Related Transactions” in the Proxy Statement to be used in connection with the solicitation of proxies for United’s 2007 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
     The information contained under the heading “Other Matters — Independent Registered Public Accounting Firm” in the Proxy Statement to be used in connection with the solicitation of proxies for United’s 2007 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	1.	Financial Statements.

The following consolidated financial statements are located in Item 8 of this Report:

Report of Independent Registered Public Accounting Firm on Management’s Assessment of Internal Controls Report of Independent Registered Public Accounting Firm
Consolidated Statement of Income — Years ended December 31, 2006, 2005, and 2004 Consolidated Balance Sheet — December 31, 2006 and 2005
Consolidated Statement of Changes in Shareholders’ Equity — Years ended December 31, 2006, 2005, and 2004 Consolidated Statement of Cash Flows — Years ended December 31, 2006, 2005, and 2004
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules.

Schedules to the consolidated financial statements are omitted, as the required information is not applicable.

3.	Exhibits.

The following exhibits are required to be filed with this Report on Form 10-K by Item 601 of Regulation S-K:

Exhibit No.	Exhibit
3.1	Restated Articles of Incorporation of United Community Banks, Inc., (incorporated herein by reference to Exhibit 3.1 to United Community Banks, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, File No. 0-21656, filed with the Commission on August 14, 2001).

3.2	Amendment to the Restated Articles of Incorporation of United Community Banks, Inc. (incorporated herein by reference to Exhibit 3.3 to United Community Banks, Inc.’s Registration Statement on Form S-4, File No. 333-118893, filed with the Commission on September 9, 2004).

3.3	Amended and Restated Bylaws of United Community Banks, Inc., dated September 12, 1997 (incorporated herein by reference to Exhibit 3.1 to United Community Banks, Inc.’s Annual Report on Form 10-K, for the year ended December 31, 1997, File No. 0-21656, filed with the Commission on March 27, 1998).

4.1	See Exhibits 3.1, 3.2 and 3.3 for provisions of the Restated Articles of Incorporation, as amended, and Amended and Restated Bylaws, which define the rights of the Shareholders.

10.1	United Community Banks, Inc.’s 1995 Key Employee Stock Option Plan (incorporated herein by reference to Exhibit 10.3 to United Community Banks, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1994, File No. 0-21656).*

10.2	United Community Banks, Inc.’s Profit Sharing Plan, dated as of March 9, 2001 (incorporated herein by reference to Exhibit 4.3 to United Community Banks, Inc.’s Registration Statement on Form S-8, File No. 333-86876, filed with the Commission on April 24, 2002).*

10.3	Amendment No. 1 to United Community Banks, Inc.’s Profit Sharing Plan, dated as of March 15, 2002 (incorporated herein by reference to Exhibit 4.4 to United Community Banks, Inc.’s Registration Statement on Form S-8, File No. 333-86876, filed with the Commission on April 24, 2002).*

10.4	United Community Banks, Inc.’s 2000 Key Employee Stock Option Plan (incorporated herein by reference to Exhibit 4.3 to United Community Banks, Inc.’s Registration Statement on Form S-8, File No. 333-99849, filed with the Commission on September 19, 2002).*

10.5	Amendment to United Community Banks, Inc. 2000 Key Employee Stock Option Plan, dated March 5, 2004 (incorporated herein by reference to United Community Banks, Inc.’s Registration Statement on Form S-4, filed on September 9, 2004).*

Exhibit No.	Exhibit
10.6	Loan and Stock Pledge Agreement dated June 27, 2003, as amended and restated as of October 30, 2003, by and between United Community Banks, Inc. and The Bankers Bank (incorporated herein by reference to Exhibit 10.5 to United Community Banks, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 0-21656, filed with the Commission on March 8, 2004).

10.7	Split-Dollar Agreement between United and Jimmy C. Tallent dated June 1, 1994 (incorporated herein by reference to Exhibit 10.11 to United Community Banks, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1994, File No. 0-21656).*

10.8	Form of Change of Control Severance Agreement by and between United Community Banks, Inc. and Jimmy C. Tallent, Thomas C. Gilliland and Ray K. Williams (incorporated herein by reference to Exhibit 10.1 to United Community Banks, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, File No. 0-21656, filed with the Commission on August 14, 2001).*

10.9	Change of Control Severance Agreement by and between United Community Banks, Inc. and Guy W. Freeman (incorporated herein by reference to Exhibit 10.10 to United Community Banks, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005, File No. 0-21656, filed with the Commission on March 1, 2006).*

10.10	Change of Control Severance Agreement by and between United Community Banks, Inc. and Rex S. Schuette (incorporated herein by reference to Exhibit 10.11 to United Community Banks, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001, File No. 0-21656, filed with the Commission on March 15, 2002).*

10.11	Credit Agreement dated August 28, 2003, by and between United Community Banks, Inc., Marshall & Ilsley Bank and Compass Bank Bank (incorporated herein by reference to Exhibit 10.25 to United Community Banks, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 0-21656, filed with the Commission on March 8, 2004).

10.12	First Amendment to Credit Agreement date August 28, 2003, by and between United Community Banks, Inc., Marshall & Ilsley Bank and Compass Bank. (incorporated here in by reference to Exhibit 10.12 to United Community Banks, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. 0-21656, filed with the commission on March 1, 2005).

10.13	Second Amendment to Credit Agreement date August 28, 2003, by and between United Community Banks, Inc., Marshall & Ilsley Bank and Compass Bank. (incorporated herein by reference to Exhibit 10.13 to United Community Banks, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. 0-21656, filed with the commission on March 1, 2005).

10.14	United Community Bank Modified Retirement Plan, effective as of January 1, 2004 (incorporated herein by reference to Exhibit 10.1 to United Community Banks, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 0-21656, filed with the Commission on November 9, 2004).*

Exhibit No.	Exhibit
10.15	United Community Bank Deferred Compensation Plan, effective as of October 21, 2004 (incorporated herein by reference to Exhibit 10.2 to United Community Banks, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 0-21656, filed with the Commission on November 9, 2004).*

10.16	United Community Banks, Inc. Dividend Reinvestment and Share Purchase Plan (incorporated) herein by reference to Exhibit Y to United Community Banks, Inc.’s Registration Statement on Form S-3D, File No. 333-127477, filed with the Commission on August 12, 2005).

10.17	United Community Banks, Inc., Employee Stock Purchase Plan, effective as of December 20, 2005 (incorporated herein by reference to Exhibit 4 to United Community Banks, Inc.’s Registration Statement on Form S-8, File No. 333-130489, filed with the commission on December 20, 2005).

10.18	Amendment Number 2 to United Community Banks, Inc. 2000 Key Employee Stock Option Plan, dated April 26, 2006 (incorporated herein by reference to Exhibit 10.1 to United Community Banks, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, File No. 0-21656, filed with the Commission on August 8, 2006).*

14	Code of Ethical Conduct (incorporated herein by reference to Exhibit 14 to United Community Banks, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 0-21656, filed with the Commission on March 8, 2004.).

21	Subsidiaries of United

23	Consent of Independent Registered Public Accounting Firm

24	Power of Attorney of certain officers and directors of United (included on Signature Page)

31.1	Certification by Jimmy C. Tallent, President and Chief Executive Officer of United Community Banks, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Rex S. Schuette, Executive Vice President and Chief Financial Officer of United Community Banks, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K pursuant to Item 15(c) of Form 10-K.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(a) of the Securities Exchange Act of 1934, United has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Blairsville, State of Georgia, on the 27th day of February, 2007.

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
     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of United in the capacities set forth and on the 27th day of February, 2007.

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