Form 10-K/A
period 2006-12-31
UNITED COMMUNITY BANKS INC
filed 2007-05-01
CIK 857855

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
Yes [X]  No [    ]

Indicate by check mark if the registrant is not required to file reports pursuant to Sections 13 or 15(d) of the Act.
Yes [   ]  No [X]

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
        [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer [X]	Accelerated filer [ ]	Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [   ] No [X]

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

EXPLANATORY NOTE

United Community Banks, Inc. is filing this amendment on Form 10-K/A to its Form 10-K for the year ended December 31, 2006 to modify certain disclosures in Items 11 and 13 in response to comments received from the Securities and Exchange Commission.

This amendment does not reflect events occurring after the filing of the original Form 10-K or, except as indicated above, modify or update the information in the original filing of this Form 10-K.

______________

ITEM 11. EXECUTIVE COMPENSATION.

COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS

Compensation Discussion and Analysis

Overview

The Compensation Committee of the Board of Directors of United has the important responsibility of ensuring that United’s executive compensation policies and practices are based on three simple principles:

•	Pay competitively within United’s industry to attract and retain key employees;

•	Pay for performance to motivate United’s key employees; and

•	Design compensation programs with a balance between short-term and long-term objectives.

None of the members of the Compensation Committee has been an officer or employee of United, and the Board has considered and determined that all of the members are independent as “independent” is defined under the Nasdaq Marketplace Rules. All members of the Compensation Committee have a significant proportion of their net worth invested in shares of United which aligns their interests with the long-term interests of other shareholders. The Compensation Committee’s charter is available in the corporate governance section of United’s website, ucbi.com.

To assist it in determining how best to achieve the above objectives, the Compensation Committee in 2004 conducted an interview process with several prominent compensation consulting firms that had no previous relationships with United, and selected Watson Wyatt & Co. for a three-year engagement to advise it and the Board on executive compensation.

In addition to its focus on compensation matters, the Compensation Committee occasionally recommends policies related to leadership development and retention for consideration by the Board of Directors. For example, a year ago the Compensation Committee proposed guidelines for stock ownership by senior and executive management, which guidelines were subsequently adopted by the Board.

Beginning in 2005, the Compensation Committee began to study the design and functioning of a “pay for performance” plan for the cash compensation of executive management. This study was inspired by the desirability of linking salary and bonuses to objective standards of performance, in addition to preparing for compliance with the limitations on executive compensation deduction under Section 162(m) of the Code. In 2006, the Compensation Committee designed a preliminary plan using performance targets and established bonuses based on achievement of those targets.

A very important element of compensation in United’s industry is the provision of long-term incentives in the form of equity awards such as stock options, restricted stock, and restricted stock units. The Compensation Committee is charged with the responsibility of determining these awards each year, and with granting those awards pursuant to the Existing Equity Plan. In late 2006, it became apparent that the availability of shares for grant remaining in the Existing Equity Plan might only be adequate for 2007’s anticipated grants, and therefore it seemed prudent to the Compensation Committee to propose amendments to the Existing Equity Plan to increase the pool of available shares for approval by the shareholders at the Annual Meeting. Watson Wyatt was engaged to provide a special report on the practices of our “peer group” companies as information useful in deciding on the size of the increase, and the Compensation Committee incorporated that advice in its decision to increase the authorized shares under the Amended Equity Plan. This Amended Equity Plan also allowed an opportunity to make changes to certain provisions of the Existing Equity Plan that enhance its compatibility with current standards of corporate governance.

Philosophy

United’s compensation programs are designed to attract and retain key employees, motivating them to achieve and rewarding them for superior performance. Different programs are geared to short and long-term performance with the goal of increasing shareholder value over the long term. Executive compensation programs impact all employees by setting general levels of compensation and helping to create an environment of goals, rewards and expectations. Because United believes the performance of every employee is important to the company’s success, it is mindful of the effect of executive compensation and incentive programs on all of its employees.

United believes that the compensation of the company’s senior executives should reflect their success as a management team and as individuals in attaining key operating objectives, such as growth of revenue, loans and deposits; growth of operating earnings and earnings per share; growth or maintenance of market share, long-term competitive advantage, customer satisfaction and operating efficiencies; and, ultimately, in attaining long-term growth in the market price of United’s stock. United believes that the performance of the senior executives in managing the company, considered in light of general economic and specific company, industry and competitive conditions, should be the basis for determining their overall compensation. United also believes that their compensation should not be based on the short-term performance of United’s stock, whether favorable or unfavorable, but rather that the price of United’s stock will, in the long-term, reflect the company’s operating performance, and ultimately, the management of the company by its executives. United seeks to have the long-term performance of its stock reflected in executive compensation through its stock option and other equity incentive programs.

Administration

Generally, the Compensation Committee reviews the performance and approves all compensation of United’s senior executives and, based upon this evaluation, establishes their compensation. For all senior executives other than the Chief Executive Officer, the Chief Executive Officer makes recommendations to the Compensation Committee.

Though not members of the Compensation Committee, Jimmy Tallent, United’s Chief Executive Officer, Rex Schuette, United’s Executive Vice President and Chief Financial Officer, and Thomas Gilliland, United’s Executive Vice President, Secretary and General Counsel, are invited to most Compensation Committee meetings along with Robert Head, Chairman of the Board of Directors and Zell Miller, Director Emeritus. Although all invitees may participate in discussions and provide information that the Compensation Committee considers (except for discussions with respect to any invitee’s own compensation, in which an executive does not participate), invitees do not participate in voting and decision-making.

In setting and approving compensation of senior executives, the Compensation Committee considers objective measurements of business performance, the accomplishment of strategic and financial objectives, the development of management talent within the company, and other matters relevant to the short-term and the long-term success of the company and the enhancement of shareholder value in the broadest sense. As described above, with respect to Mr. Schuette, Mr. Gilliland, Mr. Freeman - United’s Executive Vice President and Chief Operating Officer, and Mr. Williams - United’s Executive Vice President Risk Management (referred to herein together with Mr. Tallent as the “Named Executive Officers”), the Committee also considered the recommendations of Mr. Tallent.

In performing its responsibilities for executive compensation, the Compensation Committee has sole authority to, and does to the extent it deems necessary or desirable, retain and consult with outside professional advisors. During 2006, Watson Wyatt & Co. advised the Compensation Committee and the Board on executive compensation. Watson Wyatt reported directly to the Compensation Committee. Watson Wyatt performed a study of the compensation of executive management of companies within the industry and with companies of comparable size. The groups used to compare executive compensation include (1) a peer group of 14 bank holding companies with asset sizes ranging from $5 to $7 billion and a median of $6.1 billion (the “Peer Group”) and a reference group of eight bank holding companies with asset sizes ranging from $7 to $9 billion with a median asset size of $8.4 billion (the “Reference Group”), approximately the asset size to which United may grow to in the next three years based on recent growth. The Peer Group consisted of Alabama National BanCorporation, Chittenden Corporation, CVB Financial Corporation, First Commonwealth Financial Corporation, FNB Corp., Great Bay Bancorp, Hancock Holding Company, Provident Bankshares Corporation, Pacific Capital Bancorp, Republic Bancorp, Inc., SVB Financial Group, Texas Regional Bancshares, Inc., United Bankshares, Inc. and Umpqua Holdings Corporation. The Reference Group consisted of Citizens Banking Corporation, Corus Bankshares, Inc., East West Bancorp, Inc., First Midwest Bancorp, Inc., First Republic Bank, Old National Bancorp, Trustmark Corporation and Wintrust Financial Corporation. The Compensation Committee also compared United’s executive compensation to published executive compensation surveys, including bank holding companies with similar asset sizes, compiled with the assistance of Watson Wyatt (the “Published Surveys”).

The Compensation Committee compares the performance of United to the performance of the companies in the Peer Group and Reference Group and establishes United’s compensation similar to or more or less than such companies consistent with its goal of competitively compensating United’s Named Executive Officers. Because during the past several years, United has outperformed the median performance of the Peer Group and Reference Group, the Compensation Committee has attempted to compensate its Named Executive Officers comparable to executive officers at Peer Group and Reference Group companies but generally above the median compensation paid in each such group. The Compensation Committee also uses Watson Wyatt’s analysis to assist in determine the amounts of each element of compensation.

Elements of Compensation

Compensation for each senior executive is allocated among annual base salary, annual cash bonus awards and equity incentive compensation awards. The Compensation Committee chooses to pay each element of compensation in order to attract, retain and motivate highly qualified executive talent, reward superior annual performance and provide incentive for their balanced focus on long-term strategic goals and increasing shareholder value as well as short-term performance. The amount of each element of compensation is determined by or under the direction of the Compensation Committee, which uses the following factors to determine the amount of salary and other benefits to pay each executive: information about comparable companies provided by Watson Wyatt, performance against corporate and individual objectives for the previous year; difficulty of achieving desired results in the coming year; value of their unique skills and capabilities to support United’s long-term performance; performance of their general management responsibilities; and, contribution as a member of the executive management team. These elements are designed to be competitive with comparable employers and to align the senior executives’ incentives with the long-term interests of United’s shareholders.

Although the Compensation Committee does not set overall compensation targets and then allocate among the elements, it does review total compensation when making decisions on each element of compensation to ensure that the total compensation for each senior executive is justified and appropriate in the best interests of the company.

The following is a summary of the Compensation Committee’s actions during 2006 with respect to annual base salary, annual cash bonus awards and equity incentive compensation awards.

Annual Base Salary.  United strives to provide its senior executives with a level of assured cash compensation in the form of annual base salary that is competitive with companies in the financial services industry and companies that are comparable in size and performance.

The Compensation Committee reviews base salaries annually and makes adjustments, in light of past individual performance as measured by both financial and non-financial factors and the potential for making significant contributions in the future, to ensure that salary levels remain appropriate and competitive. With respect to all senior executives, other than the Chief Executive Officer, the Compensation Committee also considers Mr. Tallent’s recommendations and assessment of each officer’s performance, his or her tenure and experience in his or her respective positions, and internal comparability considerations.

In 2006, the Compensation Committee raised Mr. Tallent’s annual base salary 7% from $450,000 to $480,000 and approved raises of 3 to 6% for the other Named Executive Officers. The Committee raised Mr. Tallent’s compensation by a higher percentage than the other Named Executive Officers consistent with its recent practice of awarding higher base compensation to Mr. Tallent due to his critical role in the overall success of United as a result of his leadership and the Compensation Committee’s belief that his base salary has been and continues to be less than his peers at comparable high-performing companies.

Annual Cash Bonuses. The Compensation Committee believes that its senior executives’ annual cash bonus should be linked directly to achievement of specified financial and non-financial objectives. Annual cash bonuses for 2006, paid in the first quarter of 2007, were based on a preliminary “pay for performance” plan adopted in 2006. In connection with such plan, the Compensation Committee considered the non-financial factors discussed earlier and various financial performance measures, including operating earnings per share; returns on equity, tangible equity and assets; revenue, loan and deposit growth; operating efficiency; loan and credit quality; and customer satisfaction scores.

Due to United’s outstanding financial performance across all measures for 2006, including operating earnings per share growth of 16%, the Compensation Committee awarded a cash bonus of $650,000, or 135% of annual base salary, to Mr. Tallent and awarded cash bonuses ranging from 49% to 103% of annual base salaries to the other Named Executive Officers. Mr. Tallent’s cash bonus was raised by a higher percentage than the other Named Executive Officers due to his critical leadership and the Compensation Committee’s belief regarding how Mr. Tallent’s compensation compares to that of his peers, all as described more fully above.

The experience with this preliminary pay for performance plan led the Compensation Committee to formally adopt the plan as the “Management Annual Incentive Plan” as of January 1, 2007, and has submitted this incentive plan for approval as Proposal 3.

Equity Incentive Awards. The Compensation Committee has designed United’s equity incentive awards to serve as the primary vehicle for providing long-term incentives to the senior executives and key employees. United also regards equity incentive awards as a key retention tool. These considerations are paramount in the Compensation Committee’s determination of the type of an award to grant and the number of underlying awards to be granted. Because of the direct relationship between the value of an option and the market price of United’s common stock, United believes that granting stock options is the best method of motivating senior executives to manage the company in a manner that is consistent with the long-term interests of United’s shareholders.

Equity incentive awards were granted under the Existing Equity Plan, which is a broad-based, shareholder approved plan covering senior executives and other key management personnel. The Existing Equity Plan permits United to grant stock options, restricted stock and restricted stock units and provides additional flexibility, if circumstances of United’s business and opportunities warrant, to grant other forms of equity-based compensation. Prior to 2003, the primary forms of equity compensation that United awarded were incentive stock options and non-qualified stock options. United selected this form because of the favorable accounting treatment. However, in 2004 in anticipation of a possible change in the accounting treatment for stock options, the Compensation Committee began granting a limited number of restricted stock awards to senior executives in lieu of stock options. In 2006, for United’s senior executives, the Compensation Committee granted 75% of the value of all equity compensation awards in non-qualified stock options and 25% in restricted stock awards.

The Existing Equity Plan does not permit the grant price for options to be reduced after the initial grant date. Because senior executives may not exercise options until they vest and because the exercise price of the options is the fair market value of the underlying stock on the date of grant, senior executives do not realize any benefit from stock options unless United’s stock price appreciates over the vesting period.

During 2006, options to acquire 491,900 shares of common stock were awarded by the Compensation Committee, including options to acquire 85,500 shares of common stock awarded to the Named Executive Officers. Additionally, 35,125 restricted stock awards were awarded during 2006, including 12,000 restricted stock units to the Named Executive Officers.

Retirement and Other Benefits.

The Compensation Committee believes that retirement and deferred compensation benefits provide financial security to executives and their families for the executives’ service to the company. As a result, United has adopted the following two plans:

Modified Retirement Plan. United maintains a modified retirement plan (the “Modified Retirement Plan”) for its senior executives and certain other key personnel. See the disclosure provided in “Executive Compensation - Pension Benefits” for a description of the material terms of the Modified Retirement Plan and disclosure of 2006 benefits provided to the Named Executive Officers under the Modified Retirement Plan.

Deferred Compensation Plan. In addition, United maintains a deferred compensation plan (the “Deferred Compensation Plan”) for its senior executives, members of the Board of Directors, members of United’s local community bank boards and certain other key personnel. See the disclosure provided in “Executive Compensation - Nonqualified Deferred Compensation” for a description of the material terms of the Deferred Compensation Plan and disclosure of 2006 benefits provided to the Named Executive Officers under the Deferred Compensation Plan.

Perquisites and Other Benefits.

The perquisites provided to United’s Named Executive Officers in 2006 were the use of a company-owned car and the payment of the dues for club memberships that are not used exclusively for business purposes. These personal benefits are generally provided to similarly situated financial institution executives in the company’s market areas, and United believes it is appropriate to award its senior executives similar benefits.

United also provides matching contributions of up to 5% of the senior executive bonus contributions to the Deferred Compensation Plan, and United’s senior executives participate in company-wide contributions to the 401(k) Plan and United’s Profit Sharing Plan (the “Profit Sharing Plan”) and receive other benefits on the same terms as other employees, which plans include medical, dental and life insurance.

Severance Benefits

Generally, options and restricted stock grants continue to vest for United’s Named Executive Officers in the event of an executive officer’s termination without cause or a termination by an executive officer for Good Reason (as defined in the award agreements). Otherwise, options and restricted stock awards cease vesting upon termination of employment. United does not provide for any other severance benefits to its Named Executive Officers, except as described below.

Benefits Upon a Change in Control

United’s senior executives have built United into the successful company that it is today, and the company believes that it is important to protect them in the event of a change in control. Further, it is United’s belief that the interests of shareholders will be best served if the interests of its senior executives are aligned with them, and providing change in control benefits should reduce any reluctance of senior management to pursue potential change in control transactions that may be in the best interests of shareholders.

For that reason, United’s Named Executive Officers have each entered into a Change in Control Severance Agreement with the company, the terms of which are described in “Agreements with Executive Officers and Post-Employment Compensation”. The Compensation Committee has established the payment and benefit levels to be paid to the Named Executive Officers following a change in control under these agreements consistent with what the Compensation Committee believes is standard for financial institution executives in the markets in which United operates.

Based upon a hypothetical change in control and the termination of Messrs. Tallent, Freeman, Schuette, Gilliland or Williams as of December 31, 2006, all payments of compensation and benefits under the Change in Control Severance Agreements would be capped at the following approximate amounts: Mr. Tallent $1,936,000; Mr. Freeman $1,120,000; Mr. Schuette $1,082,000; Mr. Gilliland $876,000; and Mr. Williams $576,000. The Compensation Committee believes that these potential benefits would be minor relative to the substantial transaction value for United’s shareholders.

Executive Compensation

Summary Compensation Table

The following table sets forth the compensation paid during the past three years to the Named Executive Officers.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary (1)	Bonus(1)	Restricted stock awards(2)	Stock option awards(2)	Change in pension value and deferred compensation earnings(3)	All other(4)	Total

Jimmy C. Tallent	2006	$472,500	$650,000	$68,000	$157,000	$66,700	$119,493	$1,533,693
President and	2005	437,500	460,000	42,000	153,000	43,300	108,854	1,244,654
Chief Executive Officer	2004	391,000	400,000	13,900	146,250	-	105,090	1,056,240
Guy W. Freeman	2006	290,800	300,000	86,900	172,800	55,800	57,843	964,143
Executive Vice President	2005	275,000	215,000	69,300	75,000	65,800	50,375	750,475
and Chief Operating Officer	2004	260,250	190,000	52,250	64,500	305,700	38,738	911,438
Rex S. Schuette	2006	279,500	250,000	45,900	91,850	64,300	46,471	778,021
Executive Vice President	2005	265,600	170,000	23,750	66,350	44,000	39,771	609,471
and Chief Financial Officer	2004	253,500	150,000	7,400	64,600	97,000	35,765	608,265
Thomas C. Gilliland	2006	254,800	150,000	36,850	73,800	36,700	53,814	605,964
Executive Vice President,	2005	245,700	137,000	21,150	64,350	46,000	57,071	571,271
Secretary and General Counsel	2004	236,000	125,000	7,000	60,750	-	54,522	483,272
Ray K. Williams	2006	204,500	100,000	24,850	47,500	23,300	37,138	437,288
Executive Vice President	2005	196,800	85,000	14,950	48,250	5,900	33,238	384,138
Risk Management	2004	187,500	70,000	4,100	35,350	-	30,584	327,534
____________________
(1)
Amounts shown for salary and bonus were either paid in cash or deferred, as elected by the executive under the Deferred Compensation Plan. See the “Nonqualified Deferred Compensation - Activity For 2006” table for the executive’s contributions and earnings.

(2)
The annual amounts reflect United’s amortized expense relating to the awards granted to the executive. See Note 19 to the consolidated financial statements in United’s Annual Report on Form 10-K for the year ended December 31, 2006, regarding the assumptions underlying the valuation and expense recognition of equity awards. All restricted stock and stock option awards were granted under the Existing Equity Plan.

(3)
Includes the annual change in the present value of the executive’s accumulated benefits under the Modified Retirement Plan and earnings credited to the executive’s account for the balances held in the Deferred Compensation Plan. See the “Pension Benefits” and “Nonqualified Deferred Compensation - Activity For 2006” tables for additional information.

(4)
Amounts shown include: (i) matching 401(k) and profit sharing contributions on behalf of the executive; (ii) matching 401(k) contributions on behalf of the executive for the Deferred Compensation Plan (see the Company Contributions column of the “Nonqualified Deferred Compensation - Activity For 2006” table for additional information); (iii) the value of personal travel or allowance for a company-owned car; (iv) club membership dues that are not used exclusively for business purposes; (v) dividends on unvested restricted stock awards; (vi) life insurance premiums paid on behalf of the executive; and, (vii) directors fees paid to the executive for serving on subsidiary and community bank boards. Certain executives received directors fees in 2006, 2005 and 2004, respectively, of $37,850, $41,200 and $45,300 for Mr. Tallent; $7,500, $7,400 and $7,400 for Mr. Freeman; and, $19,350, $17,450 and $17,450 for Mr. Gilliland.

Stock Option and Restricted Stock Grants

The following table sets forth information with respect to restricted stock and stock option awards granted to the Named Executive Officers for 2006:

GRANTS OF PLAN-BASED AWARDS
	Grant date	Number of restricted stock units (1)	Stock option awards(1)
			Number	Exercise price	Closing price on grant date
Mr. Tallent	4/26/06	3,000	31,000	$28.85	$28.96
Mr. Freeman	4/26/06	3,000	20,000	28.85	28.96
Mr. Schuette	4/26/06	3,000	17,500	28.85	28.96
Mr. Gilliland	4/26/06	2,000	10,000	28.85	28.96
Mr. Williams	4/26/06	1,000	7,000	28.85	28.96
___________________
(1)
Each stock option is exercisable for one share of United’s common stock. Stock options vest in equal installments over a four-year period from the date of the grant, beginning on April 26, 2007. The restricted stock units vest in equal installments over a four-year period beginning on January 31, 2007. The exercise price of the stock options and the grant price of the restricted stock awards were $28.85 per share, the closing price of United’s common stock the day prior to the grant.

When awarding grants, the Compensation Committee set option exercise prices during 2006 at the market closing price on the date prior to the date of grant. Beginning in 2007, the Compensation Committee will set the option exercise price based on the closing market price on the date of grant. Both stock options and restricted stock awards vest over a number of years in order to encourage employee retention and focus management’s attention on sustaining financial performance and building shareholder value over an extended term. Typically, vesting is in equal increments over a four-year period from the date of the grant.

As of December 31, 2006, United had not granted stock appreciation rights or similar awards to any of its past or present executive officers.

Stock Option Exercises and Restricted Stock Vested

The following table sets forth, for each of the Named Executive Officers, the value realized upon exercising stock options and vesting of restricted stock awards during 2006:

	OPTION EXERCISES AND VESTING OF RESTRICTED STOCK
	Stock option awards		Restricted stock award
Name	Number exercised	Value realized(1)	Number vesting	Value realized(2)
Mr. Tallent	19,500	$446,745	2,063	$57,578
Mr. Freeman	-	-	1,300	36,283
Mr. Schuette	-	-	1,187	33,129
Mr. Gilliland	7,094	115,659	1,037	28,943
Mr. Williams	-	-	775	21,630
___________________
(1)	Represents the difference between the closing price of United’s common stock on the date of exercise and the option exercise price multiplied by the number of options exercised.
(2)	Represents the value realized by multiplying the number of restricted stock awards vesting by the closing price of United’s common stock on the date of vesting.

Outstanding Equity Awards as of December 31, 2006

The following table sets forth, for each Named Executive Officer, the number of stock options exercisable and unexercisable and the number and value of unvested restricted stock awards as of December 31, 2006:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
Name	Stock options				Restricted stock awards
	Number exercisable	Number unexercisable(1)	Exercise price	Expiration date (2)	Number not vested (3)	Market value not vested (4)
Mr. Tallent	6,750	-	$10.00	1/1/08
	26,250	-	13.33	1/1/09
	36,000	-	12.67	4/20/10
	45,000	-	11.67	4/18/11
	60,000	-	13.00	3/11/12
	33,750	11,250	16.39	4/17/13
	8,500	8,500	23.75	6/7/14
	5,100	15,300	23.10	5/16/15
	-	31,000	28.85	4/26/16
	221,350	66,050			8,250	$266,640
Mr. Freeman	6,000	-	12.67	4/20/10
	7,716	-	11.67	4/18/11
	24,000	-	13.00	3/11/12
	22,500	7,500	16.39	4/17/13
	5,000	5,000	23.75	6/7/14
	3,250	9,750	23.10	5/16/15
	-	20,000	28.85	4/26/16
	68,466	42,250			6,350	205,232
Mr. Schuette	34,500	-	11.67	3/12/11
	18,000	-	11.67	4/18/11
	24,000	-	13.00	3/11/12
	20,251	6,750	16.39	4/17/13
	4,500	4,500	23.75	6/7/14
	3,000	9,000	23.10	5/16/15
	-	17,500	28.85	4/26/16
	104,251	37,750			6,063	195,956
Mr. Gilliland	2,328	-	13.33	1/1/09
	7,542	-	12.67	4/20/10
	9,414	-	11.67	4/18/11
	13,494	-	13.00	3/11/12
	16,832	6,375	16.39	4/17/13
	4,250	4,250	23.75	6/7/14
	2,250	6,750	23.10	5/16/15
	-	10,000	28.85	4/26/16
	56,110	27,375			4,638	149,900
Mr. Williams	15,000	-	13.00	3/11/12
	11,251	3,750	16.39	4/17/13
	2,500	2,500	23.75	6/7/14
	1,500	4,500	23.10	5/16/15
	-	7,000	28.85	4/26/16
	30,251	17,750			3,050	98,576
___________________
(1)	Stock options become exercisable in four equal annual installments beginning on the first anniversary of the grant date.
(2)	The expiration date of each stock option is 10 years after the date of grant.
(3)	Restricted stock shares and units vest in four equal annual installments, beginning January 31 of the year following the grant date.
(4)	The market value is based on the closing price of United’s common stock at December 29, 2006 of $32.32 multiplied by the number of unvested awards.

Equity Compensation Plan Information at December 31, 2006

The following table provides information about stock options outstanding as of December 31, 2006 and stock options and/or equity awards available to be granted in future years:

EQUITY COMPENSATION PLAN INFORMATION
	Total outstanding options	Weighted-average exercise price of outstanding options	Number available for issuance under equity compensation plans
Equity compensation plans approved by shareholders (1)	2,411,359	$19.73	808,562
Equity compensation plans not approved by shareholders (2)	138,464	7.28	-
Total	2,549,823	$19.05	808,562
___________________
(1)	Represents the number of stock options or equity awards available to be granted in future years under the Existing Equity Plan.
(2)	Stock options granted under plans assumed by United through acquisitions. Such plans have been frozen as to future grants at the time of the acquisitions.

Pension Benefits

The following table presents selective retirement benefit information for 2006 for each Named Executive Officer.

PENSION BENEFITS
Name	Plan name	Number of years credited service	Present value of accumulated benefit	Payments during 2006
Mr. Tallent	Modified Retirement Plan	23	$256,438	$ -
Mr. Freeman	Modified Retirement Plan	12	426,980	-
Mr. Schuette	Modified Retirement Plan	6	170,880	-
Mr. Gilliland	Modified Retirement Plan	14	300,765	-
Mr. Williams	-	-	-	-

The Modified Retirement Plan provides specified benefits to key officers who contribute materially to the continued growth, development and future business success of United and its subsidiaries. Generally, when a participant retires, United will pay to the participant a fixed annual amount in equal installments either (1) for the lifetime of the participant and, if the participant is married upon death, a lesser lifetime amount to the participant’s spouse, or (2) a fixed payment for 15 years. The benefits, based on seniority and position, range from $25,000 to $90,000 and are taxable to the participant. The normal retirement age defined in the plan is 65.

The Modified Retirement Plan contains provisions that provide for accelerated vesting upon a change in control of United. The Modified Retirement Plan also provides that these benefits will be forfeited if a participant is terminated for cause or, if during a certain period after his or her termination of employment, competes with United, solicits customers or employees, discloses confidential information, or knowingly or intentionally damages United’s goodwill or esteem.

Nonqualified Deferred Compensation

The following table presents information for each Named Executive Officer relating to the Deferred Compensation Plan.

NONQUALIFIED DEFERRED COMPENSATION - ACTIVITY FOR 2006
Name	Executive contributions(1)	Company contributions(2)	Account earnings(3)	Withdrawals/ distributions	Balance at year-end
Mr. Tallent	$328,625	$45,125	$43,938	-	$714,002
Mr. Freeman	-	3,471	245	-	9,781
Mr. Schuette	160,000	15,414	28,795	-	341,048
Mr. Gilliland	-	-	2,731	-	33,562
Mr. Williams	84,593	5,000	23,263	-	261,699
___________________
(1)	All executive contributions are included in the amounts under the column headings “Salary” and “Bonus” in the “Summary Compensation Table”.
(2)	All company contributions are included in the amounts under the column heading “All Other” in the “Summary Compensation Table”.
(3)	All account earnings are included in the amounts under the column heading “Changes in pension value and deferred compensation earnings” in the “Summary Compensation Table”.

The Deferred Compensation Plan provides for the deferral of up to 75% of annual base salary and up to 100% of annual cash bonus payments and other specified benefits to selected individuals who contribute materially to the continued growth, development and future business success of United and its affiliates. Further, the Deferred Compensation Plan allows for employer matching contributions for employee contributions that would have been paid under United’s tax-qualified 401(k) plan (the “401(k) Plan”) if such matching contributions would otherwise exceed the maximum allowable amounts under the 401(k) Plan. Although the Plan allows the Board of Directors to make discretionary contributions to the account of employee participants, the Board has never made any. The Deferred Compensation Plan also provides for the deferral of up to 100% of director fees for service by a non-employee director on the board of United or any subsidiary or community bank.

Contributions to the Deferred Compensation Plan may be invested in United’s common stock and a portfolio of various mutual funds. Participants are 100% vested for their contributions, including earnings or losses thereon. Company contributions, including earnings and losses thereon, vest over a three-year period. Because the amounts deferred under the plan are invested in the underlying mutual fund or, in the case of United common stock, recorded as common stock issuable (an equity instrument) at the time of the investment, there are no potential future costs of the plan known at this time.

Generally, when a participant retires or becomes disabled, United will pay the participant their accrued benefits in a lump sum or in equal installments for 5, 10, or 15 years. Alternatively, a participant may elect to have a portion (or all) of their accrued benefits paid out at a specified time before retirement in a lump sum or in annual installments for 2, 3, 4, or 5 years. The benefit payments are taxable to the participant.

Agreements with Executive Officers and Post-Employment Compensation

Messrs. Tallent, Freeman, Schuette, Gilliland and Williams have each entered into Change in Control Severance Agreements with United. The agreements remain in effect until the earlier of the termination of such executive’s employment without entitlement to the benefits under the agreement or the date that the executive attains age 65 (except that Mr. Freeman’s agreement remains in effect to age 75), unless earlier terminated by mutual written agreement of the executive and United.

The agreements provide for payment of compensation and benefits to the executive in the event of a “Change in Control” of United if the executive’s employment is involuntarily terminated by United without “Cause” or if the executive terminates his employment for “Good Reason” A “Change in Control” generally means the acquisition by any person of beneficial ownership of 20% or more of the voting power of United’s outstanding stock, approval by shareholders of a merger or consolidation or a complete liquidation or dissolution of United or an agreement for the sale or other disposition of all or substantially all of the assets of United, or a majority change in the composition of the Board of Directors. “Cause” is generally defined as the involuntary termination of the executive by United as result of an act or acts which constitute a felony (other than traffic-related offenses), are in the good faith judgment of the Board of Directors determined to be in violation of law or of policies of United and which result in demonstrably material injury to United or are of proven or undenied dishonesty by the executive resulting or intended to result directly or indirectly in significant gain or personal enrichment to the executive at the expense of United, or in the event of willful and continued failure by the executive substantially to perform his duties with United and such failure results in demonstrably material injury to United. “Good Reason” for termination is generally defined as the occurrence during the six month period prior to, or within the eighteen month period following, the date of a Change in Control, of a substantial adverse change in the executive’s responsibilities, the required relocation of the executive to a location outside of the market area of United, a material reduction in the levels of coverage of the executive under United’s director and officer liability insurance policy or indemnification commitments, or a reduction in the executive’s compensation or benefits.

The executive is not entitled to compensation or payments pursuant to the agreement if he is terminated by United for Cause, dies, incurs a disability, or voluntarily terminates employment (other than for Good Reason). If a Change in Control occurs during the term of the agreement and the executive’s employment is terminated within six months prior to, or eighteen months following, the date of the Change in Control, and if such termination is an involuntary termination by United without Cause (and does not arise as a result of death or disability) or a termination by the executive for Good Reason, the executive will be entitled to his base salary, annual bonus and certain other benefits, as determined by the agreement, for the lesser of 36 months from the date of his termination or the number of months from the date of his termination until he attains age 65 (75 in the case of Mr. Freeman).

The agreement provides that the compensation and benefits provided for under the agreement shall be reduced or modified so as to insure that United does not pay an Excess Severance Payment, as defined in the agreement by reference to Section 280G of the Internal Revenue Code. The agreement would allow the executive to choose the manner on which the payments would be made so long as the total payments are capped to avoid being treated as an Excess Severance Payment. The agreement does not provide for the payment of any taxes or a gross-up of payments to pay any taxes in the event any of the compensation or benefits were considered to be an Excess Severance Payment.

United has no other employment or severance agreements with any of its Named Executive Officers.

Director Compensation

Non-employee Directors of United received an annual retainer of $20,000 and a separate meeting fee of $3,000 for each Board meeting attended during 2006. The members of the Audit Committee received a separate meeting fee of $500. The Chairmen of the Audit and Compensation Committees each received an additional annual retainer of $5,000. Executive officers who serve as directors do not receive compensation for service on the Board of Directors of United. Certain members of United’s Board of Directors and its executive officers also serve as members of one or more of United’s subsidiaries and community banks boards of directors for which they are compensated.

The annual retainer and meeting fees are payable in cash or may be deferred pursuant to United’s Deferred Compensation Plan. In 2006, Directors Bennett, Head, Nelson and Wallis elected to defer all or a portion of their retainer and meeting fees.

In addition to the retainers and meeting fees listed above, United reimburses the non-employee Directors for their travel expenses incurred in attending meetings of the Board or its Committees, as well as for fees and expenses incurred in attending director education seminars and conferences. Directors did not receive any stock option or other equity awards nor any other personal benefits in 2006.

The table below presents a summary of non-employee Director compensation for 2006:

DIRECTOR COMPENSATION
Name	Fees earned or paid in cash	Nonqualified deferred compensation earnings	All other compensation (1)	Total
Robert L. Head, Jr.	$ 35,000	$ 6,087	$ 21,800	$ 62,887
W.C. Nelson, Jr.	42,500	10,740	21,800	75,040
A. William Bennett	42,500	2,194	-	44,694
Robert Blalock	35,000	-	10,500	45,500
Charles E. Hill	35,000	-	21,800	56,800
Hoyt O. Holloway	37,500	-	5,200	42,700
Clarence W. Mason, Sr.	35,000	-	5,200	40,200
Tim Wallis	35,000	10,293	4,800	50,093
Zell Miller	35,000	-	-	35,000
___________________
(1)	Directors fees for serving on one or more of United’s subsidiary or community bank boards of directors.

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee has served as an officer or employee of United at any time or engaged in any transaction that would be required to be disclosed under “Certain Relationships and Related Transactions”.

None of United’s executive officers serve as a director or member of the compensation committee of any other entity that has an executive officer serving as a member of United’s Board of Directors or Compensation Committee.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the “Compensation Discussion and Analysis” included with this proxy statement with management. Based on such review and discussions, the Compensation Committee recommended to the Board of Directors that it be included herein.

A. William Bennett, Chairman
Robert H. Blalock
Charles E. Hill
Hoyt O. Holloway
Clarence W. Mason, Sr.
W.C. Nelson, Jr.
Tim Wallis

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

United has a written related person transaction policy that governs the review, approval and ratification of any transaction that would be required to be disclosed by United pursuant to Item 404 of Regulation S-K under the Securities Act of 1933. The Board of Directors of United or the Audit Committee must approve all such transactions under the policy.

Prior to entering into such a related person transaction or an amendment thereof, the Board or Audit Committee must consider all of the available relevant facts and circumstances, including if applicable, but not limited to, the benefits to United, the impact of a transaction on a director’s independence, the availability of other sources for comparable products or services, the terms of the transaction, and the terms available to or from unrelated third parties or employees generally, as the case may be. No member of the Board or Audit Committee shall participate in any review, consideration, or approval of any related person transaction with respect to which such member or any of his or her immediate family members is a related person.

Mr. Head, Chairman of the Board of Directors of United, is the owner of a construction company that United and its bank subsidiaries engaged during 2006 to perform various construction projects totaling $1,219,000.

United’s subsidiary banks have had, and expect to have in the future, banking transactions in the ordinary course of business with directors and officers of United and other related persons, on the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with persons not related to United or the banks. Such transactions have not involved more than the normal risk of collectability or presented other unfavorable features.

Director Independence

The Board has considered and determined that a majority of the members of the Board of Directors are independent as “independent” is defined under applicable federal securities laws and the Nasdaq Marketplace Rules. During 2006, the independent directors were Directors Nelson, Bennett, Blalock, Hill, Holloway and Mason. In January 2007, the Board determined that Director Wallis was also independent. The independent directors meet in executive sessions every quarter without management.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(a) of the Securities Exchange Act of 1934, United has duly caused this Amendment No. 1 to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Blairsville, State of Georgia, on the 1st  day of Mayil, 2007.

UNITED COMMUNITY BANKS, INC.
(Registrant)

By:   /s/ Jimmy C. Tallent
Jimmy C. Tallent
President and Chief Executive Officer
(Principal Executive Officer)

By:   /s/ Rex S. Schuette
Rex S. Schuette
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

By:   /s/ Alan H. Kumler
Alan H. Kumler
Senior Vice President, Controller and Chief Accounting
Officer (Principal Accounting Officer)

Signature	Title
/s/ Jimmy C. Tallent Jimmy C. Tallent	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Rex S. Schuette Rex S. Schuette	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Alan H. Kumler Alan H. Kumler	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

* Robert L. Head, Jr.	Chairman of the Board

* W.C. Nelson, Jr.	Vice Chairman of the Board

* A. William Bennett	Director

* Robert Blalock	Director

* Guy W. Freeman	Director

* Thomas C. Gilliland	Director

* Charles Hill	Director

* Hoyt O. Holloway	Director

* Clarence W. Mason, Sr.	Director

* Tim Wallis	Director

*By: /s/ Jimmy C. Tallent Jimmy C. Tallent Attorney-in-fact

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification by Jimmy C. Tallent, President and Chief Executive Officer of United Community Banks, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Rex S. Schuette, Executive Vice President and Chief Financial Officer of United Community Banks, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002