Form 10-Q
period 2007-03-31
UNITED COMMUNITY BANKS INC
filed 2007-05-09
CIK 857855

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2007
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
YES ☐ NO ☑
Common stock, par value $1 per share: 43,037,840 shares
outstanding as of March 31, 2007

Part I — Financial Information
Item 1 — Financial Statements
UNITED CO M M UNITY BANKS, INC.
Consolidated Statement of Income (unaudited)

	Three Months Ended
	March 31,
(in thousands, except per share data)	2007	2006

Interest revenue:
Loans, including fees	$114,073	$86,606
Investment securities:
Taxable	13,968	11,318
Tax exempt	447	514
Federal funds sold and deposits in banks	58	158

Total interest revenue	128,546	98,596

Interest expense:
Deposits:
NOW	10,627	5,987
Money market	2,540	1,200
Savings	309	228
Time	41,625	25,386

Total deposit interest expense	55,101	32,801
Federal funds purchased, repurchase agreements, & other short-term borrowings	1,817	1,482
Federal Home Loan Bank advances	4,801	6,629
Long-term debt	2,204	2,153

Total interest expense	63,923	43,065

Net interest revenue	64,623	55,531
Provision for loan losses	3,700	3,500

Net interest revenue after provision for loan losses	60,923	52,031

Fee revenue:
Service charges and fees	7,253	6,353
Mortgage loan and other related fees	2,223	1,513
Consulting fees	1,747	1,584
Brokerage fees	944	850
Securities gains (losses), net	207	(3)
Other	2,008	1,461

Total fee revenue	14,382	11,758

Total revenue	75,305	63,789

Operating expenses:
Salaries and employee benefits	28,317	23,884
Communications and equipment	3,812	3,376
Occupancy	3,191	2,932
Advertising and public relations	2,016	1,888
Postage, printing and supplies	1,660	1,516
Professional fees	1,479	1,161
Amortization of intangibles	564	503
Other	3,802	3,203

Total operating expenses	44,841	38,463

Income before income taxes	30,464	25,326
Income taxes	11,119	9,287

Net income	$19,345	$16,039

Net income available to common shareholders	$19,340	$16,034

Earnings per common share:
Basic	$.45	$.40
Diluted	.44	.39
Dividends per common share	.09	.08
Weighted average common shares outstanding:
Basic	43,000	40,088
Diluted	43,912	41,190
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED COMMUNITY BANKS, INC.
Consolidated Balance Sheet

	March 31,	December 31,	March 31,
(in thousands, except share and per share data)	2007	2006	2006
	(unaudited)	(audited)	(unaudited)
ASSETS
Cash and due from banks	$159,543	$158,348	$150,378
Interest-bearing deposits in banks	22,644	12,936	12,259

Cash and cash equivalents	182,187	171,284	162,637

Securities available for sale	1,150,424	1,107,153	983,846
Mortgage loans held for sale	31,633	35,325	18,455
Loans, net of unearned income	5,402,198	5,376,538	4,584,155
Less allowance for loan losses	68,804	66,566	55,850

Loans, net	5,333,394	5,309,972	4,528,305

Premises and equipment, net	150,332	139,716	120,021
Accrued interest receivable	60,677	58,291	41,895
Goodwill and other intangible assets	166,073	167,058	118,149
Other assets	111,882	112,450	97,288

Total assets	$7,186,602	$7,101,249	$6,070,596

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand	$675,969	$659,892	$653,624
NOW	1,406,287	1,307,654	1,106,106
Money market	277,184	255,862	171,328
Savings	176,891	175,631	176,205
Time:
Less than $100,000	1,619,865	1,650,906	1,308,698
Greater than $100,000	1,366,360	1,397,245	1,029,464
Brokered	319,131	325,696	303,013

Total deposits	5,841,687	5,772,886	4,748,438

Federal funds purchased, repurchase agreements, and other short-term borrowings	77,367	65,884	167,369
Federal Home Loan Bank advances	464,072	489,084	510,602
Long-term debt	113,151	113,151	111,869
Accrued expenses and other liabilities	51,869	43,477	46,904

Total liabilities	6,548,146	6,484,482	5,585,182

Shareholders’ equity:
Preferred stock, $1 par value; $10 stated value; 10,000,000 shares authorized; 32,200, 32,200 and 32,200 shares issued and outstanding	322	322	322
Common stock, $1 par value; 100,000,000 shares authorized; 43,037,840, 42,890,863 and 40,119,288 shares issued and outstanding	43,038	42,891	40,119
Common stock issuable; 35,154, 29,821 and 16,549 shares	1,043	862	451
Capital surplus	273,575	270,383	195,382
Retained earnings	321,721	306,261	263,384
Accumulated other comprehensive loss	(1,243)	(3,952)	(14,244)

Total shareholders’ equity	638,456	616,767	485,414

Total liabilities and shareholders’ equity	$7,186,602	$7,101,249	$6,070,596

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED COMMUNITY BANKS, INC.
Consolidated Statement of Changes in Shareholders’ Equity (unaudited)
For the Three Months Ended March 31,

						Accumulated
			Common			Other
	Preferred	Common	Stock	Capital	Retained	Comprehensive
(in thousands, except share and per share data)	Stock	Stock	Issuable	Surplus	Earnings	Income (Loss)	Total

Balance, December 31, 2005	$322	$40,020	$271	$193,355	$250,563	$(11,845)	$472,686

Comprehensive income:
Net income					16,039		16,039
Other comprehensive loss:
Unrealized holding losses on available for sale securities, net of deferred tax benefit and reclassification adjustment						(2,257)	(2,257)
Unrealized losses on derivative financial instruments qualifying as cash flow hedges, net of deferred tax benefit						(142)	(142)

Comprehensive income					16,039	(2,399)	13,640
Cash dividends declared on common stock ($.08 per share)					(3,213)		(3,213)
Exercise of stock options (32,780 shares)		33		228			261
Common stock issued to Dividend Reinvestment Plan and employee benefit plans (45,298 shares)		45		1,187			1,232
Amortization of stock option and restricted stock awards				633			633
Vesting of restricted stock (21,357 shares)		21		(21)			—
Deferred compensation plan, net, including dividend equivalents			180				180
Dividends declared on preferred stock ($.15 per share)					(5)		(5)

Balance, March 31, 2006	$322	$40,119	$451	$195,382	$263,384	$(14,244)	$485,414

Balance, December 31, 2006	$322	$42,891	$862	$270,383	$306,261	$(3,952)	$616,767
Comprehensive income:
Net income					19,345		19,345
Other comprehensive income:
Unrealized holding gains on available for sale securities, net of deferred tax expense and reclassification adjustment						2,000	2,000
Unrealized gains on derivative financial instruments qualifying as cash flow hedges, net of deferred tax expense						709	709

Comprehensive income					19,345	2,709	22,054
Cash dividends declared on common stock ($.09 per share)					(3,880)		(3,880)
Exercise of stock options (72,703 shares)		73		629			702
Common stock issued to Dividend Reinvestment Plan and employee benefit plans (52,914 shares)		53		1,693			1,746
Amortization of stock options and restricted stock				729			729
Vesting of restricted stock (21,360 shares)		21		(21)			—
Deferred compensation plan, net, including dividend equivalents			181				181
Tax benefit from options exercised				162			162
Dividends declared on preferred stock ($.15 per share)					(5)		(5)

Balance, March 31, 2007	$322	$43,038	$1,043	$273,575	$321,721	$(1,243)	$638,456

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED COMMUNITY BANKS, INC.
Consolidated Statement of Cash Flows (unaudited)

	Three Months Ended
	March 31,
(in thousands)	2007	2006

Operating activities:
Net income	$19,345	$16,039
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	3,372	3,564
Provision for loan losses	3,700	3,500
Stock based compensation	729	633
(Gain) loss on sale of securities available for sale	(207)	3
Gain on sale of other assets	(207)	(48)
Changes in assets and liabilities:
Other assets and accrued interest receivable	(1,143)	(2,807)
Accrued expenses and other liabilities	8,340	1,436
Mortgage loans held for sale	3,692	3,880

Net cash provided by operating activities	37,621	26,200

Investing activities:
Proceeds from sales of securities available for sale	915	7,649
Proceeds from maturities and calls of securities available for sale	78,934	24,265
Purchases of securities available for sale	(120,125)	(29,267)
Net increase in loans	(29,622)	(189,161)
Proceeds from sales of premises and equipment	635	218
Purchases of premises and equipment	(13,549)	(9,575)
Proceeds from sale of other real estate	1,804	735

Net cash used by investing activities	(81,008)	(195,136)

Financing activities:
Net change in deposits	68,801	270,838
Net change in federal funds purchased, repurchase agreements, and other short-term borrowings	11,483	44,488
Proceeds from FHLB advances	425,000	200,000
Repayments of FHLB advances	(450,000)	(325,000)
Proceeds from exercise of stock options	702	261
Proceeds from issuance of common stock for dividend reinvestment and employee benefit plans	1,746	1,232
Cash dividends on common stock	(3,437)	(2,811)
Cash dividends on preferred stock	(5)	(5)

Net cash provided by financing activities	54,290	189,003

Net change in cash and cash equivalents	10,903	20,067

Cash and cash equivalents at beginning of period	171,284	142,570

Cash and cash equivalents at end of period	$182,187	$162,637

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

United Community Banks, Inc.
Notes to Consolidated Financial Statements
Note 1 — Accounting Policies
     The accounting and financial reporting policies of United Community Banks, Inc. (“United”) and its subsidiaries conform to accounting principles generally accepted in the United States of America and general banking industry practices. The accompanying interim consolidated financial statements have not been audited. All material intercompany balances and transactions have been eliminated. A more detailed description of United’s accounting policies is included in the 2006 annual report filed on Form 10-K.
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
Note 2 — Stock-Based Compensation
     United has an equity compensation plan that allows for grants of incentive stock options, nonqualified stock options, restricted stock awards (also referred to as “nonvested stock” awards), stock awards, performance share awards or stock appreciation rights. Options granted under the plan can have an exercise price no less than the fair market value of the underlying stock at the date of grant. The general terms of the plan include a vesting period (usually four years) with an exercisable period not to exceed ten years. Certain option and restricted stock awards provide for accelerated vesting if there is a change in control (as defined in the plan). As of March 31, 2007, approximately 829,000 additional awards could be granted under the plan before amended at the annual meeting of shareholders. The Amended and Restated 2000 Key Employee Stock Option Plan that was approved by shareholders at the annual meeting on April 25, 2007 increased this amount to 2,511,000. Through March 31, 2007, only incentive stock options, nonqualified stock options and restricted stock awards had been granted under the plan.
     The following table shows stock option activity for the first quarter of 2007.

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average Exercise	Contractual	Intrinisic
Options	Shares	Price	Term	Value ($000)
Outstanding at December 31, 2006	2,549,823	$19.05
Granted	1,000	32.49
Exercised	(72,703)	9.66
Forfeited	(10,750)	25.02
Expired	(1,250)	28.02

Outstanding at March 31, 2007	2,466,120	$19.30	6.3	$33,263

Exercisable at March 31, 2007	1,421,411	$14.99	4.9	$25,307

     The weighted average fair value of stock options granted in the first quarter of 2007 and 2006 was $8.80 and $7.52, respectively. The fair value of each option granted was estimated on the date of grant using the Black-Scholes model. The key assumptions used to determine the fair value of stock options are presented in the table below.

	Three Months Ended
	March 31,
	2007	2006
Expected volatility	20%	22%
Expected dividend yield	1.1%	1.1% to 1.2%
Expected life (in years)	6.25	6.25
Risk-free rate	4.7%	4.3% to 4.6%

     United’s stock trading history began in March of 2002 when United listed on the Nasdaq National Market. For 2007 and 2006, expected volatility was determined using United’s historical monthly volatility over the period beginning in March of 2002 through the end of the last completed year. Compensation expense for stock options was $486,000 and $427,000 for the three months ended March 31, 2007 and 2006, respectively, which was net of deferred tax benefits of $114,000 and $38,000, respectively. The amount of compensation expense for both periods was determined based on the fair value of the options at the time of grant, multiplied by the number of options granted that were expected to vest, which was then amortized, net of any applicable tax benefit, over the vesting period. The forfeiture rate for options is estimated to be approximately 3% per year. The total intrinsic value of options exercised during the quarter ended March 31, 2007 and March 31, 2006 was $1,693,000 and $640,000, respectively.
     The table below presents the activity in restricted stock awards for the first quarter of 2007.

		Weighted-
	Number of	Average Grant-
Restricted Stock	Shares	Date Fair Value
Outstanding at December 31, 2006	78,440	$25.85
Vested	(21,360)	22.92

Outstanding at March 31, 2007	57,080	$26.95

     Compensation expense for restricted stock is based on the fair value of restricted stock awards at the time of grant, which is equal to the value of United’s common stock on the date of grant. The value of restricted stock grants that are expected to vest is amortized into expense over the vesting period. For the three months ended March 31, 2007 and 2006, compensation expense of $129,000 and $168,000, respectively, was recognized related to restricted stock awards. The total intrinsic value of the restricted stock was $1.9 million at March 31, 2007.
     As of March 31, 2007, there was $5.6 million of unrecognized compensation cost related to nonvested stock options and restricted stock awards granted under the plan. That cost is expected to be recognized over a weighted-average period of 1.4 years. The aggregate grant date fair value of options and restricted stock awards that vested during the quarter ended March 31, 2007, was $522,000.
Note 3 — Common Stock Issued / Common Stock Issuable
     United provides a Dividend Reinvestment and Share Purchase Plan (DRIP) to its shareholders. Under the plan, shareholders of record can voluntarily reinvest all or a portion of their cash dividends into shares of United’s common stock, as well as purchase additional stock through the plan for cash. United’s 401(k) retirement plan regularly purchases shares of United’s common stock directly from United. In addition, United has an Employee Stock Purchase Program (ESPP) that allows eligible employees to purchase shares of common stock at a 5% discount, with no commission charges. For the three months ended March 31, 2007 and March 31, 2006, United issued 52,914 shares and 45,298 shares, respectively, and increased capital by $1.7 million and $1.2 million, respectively, through these programs.
     In the fourth quarter of 2005, United began offering its common stock as an investment option in its deferred compensation plan. The common stock component of the deferred compensation plan is accounted for as an equity instrument and is reflected in the consolidated financial statements as common stock issuable. At March 31, 2007 and March 31, 2006, 35,154 shares and 16,549 shares, respectively, are issuable under the deferred compensation plan.

Note 4 — Earnings Per Share
     The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31.
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2007	2006
Basic earnings per share:
Weighted average shares outstanding	43,000	40,088

Net income available to common shareholders	$19,340	$16,034

Basic earnings per share	$.45	$.40

Diluted earnings per share:
Weighted average shares outstanding	43,000	40,088
Net effect of the assumed exercise of stock options based on the treasury stock method using average market price for the period	878	716
Common stock issuable under deferred compensation plan	34	14
Effect of conversion of subordinated debt	—	372

Total weighted average shares and common stock equivalents outstanding	43,912	41,190

Net income available to common shareholders	$19,340	$16,034
Income effect of conversion of subordinated debt, net of tax	—	38

Net income, adjusted for effect of conversion of subordinated debt, net of tax	$19,340	$16,072

Diluted earnings per share	$.44	$.39

Note 5 — Mergers and Acquisitions
     At March 31, 2007, accrued merger costs of $385,000 remained unpaid relating to acquisitions closed in 2006 and 2004. The severance and related costs include change in control payments for which payment had been deferred. Professional fees include remaining legal fees related to the business combination completed during the fourth quarter of 2006. Contract termination costs include amounts claimed by service providers as a result of early termination of service contracts related to the acquisitions completed during 2004. During the first quarter, the one contract termination charge that was in dispute was resolved, and goodwill was reduced accordingly. A reconciliation of the activities in 2007 related to accrued merger costs is below (in thousands):
Activity with accrued merger cost
For the three months ended March 31, 2007

			Amounts
	Beginning	Purchase	Charged to	Amounts	Ending
	Balance	Adjustments	Earnings	Paid	Balance
Severance and related costs	$577	$—	$—	$(200)	$377
Professional fees	47	—	—	(39)	8
Contract termination costs	804	(785)	—	(19)	—

Totals	$1,428	$(785)	$—	$(258)	$385

     On February 6, 2007, United announced a definitive agreement to acquire Gwinnett Commercial Group, Inc. (“Gwinnett Commercial”) and its wholly-owned subsidiary First Bank of the South. At December 31, 2006, Gwinnett Commercial had total assets and deposits of $675 million and $583 million, respectively. First Bank of the South has five banking offices in metro Atlanta.
     Under the terms of the agreement, Gwinnett Commercial’s shareholders will receive $32.5 million in cash consideration and 5.7 million shares of United common stock. Based on United Community Banks’ 30 day average closing price of $32.35 on February 2, 2007, the transaction has an aggregate value of approximately $216.6 million. The transaction, which is subject to shareholder approval, is expected to close during the second or third quarter of 2007.
Note 6 — Reclassification
     Certain amounts for the comparative periods of 2006 have been reclassified to conform to the 2007 presentation.
Note 7 — Recent Accounting Pronouncements
     In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159 (SFAS No. 159), The Fair Value for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objective for accounting for financial instruments. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply SFAS No. 157, Fair Value Measurements. United expects to adopt this standard beginning January 1, 2008. The financial statement impact is being evaluated, however, it is not expected to be material to United’s financial position, results of operations or disclosures.
     United adopted Financial Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, on January 1, 2007. The adoption of FIN 48 had no affect on United’s financial statements. The amount of unrecognized tax benefits as of January 1, 2007 totaled $2.0 million. All of this amount would increase income from continuing operations, and thus impact United’s effective tax rate, if ultimately recognized into income. Unrecognized state income tax benefits are reported net of their related deferred federal income tax benefit.
     It is United’s policy to recognize interest and penalties accrued relative to unrecognized tax benefits in their respective federal or state income taxes accounts. As of January 1, 2007, $403,000 in interest and penalties had been accrued.
     United and its subsidiaries file a consolidated U.S. federal income tax return, as well as filing various returns in the states where its banking offices are located. The Company’s filed income tax returns are no longer subject to examination by taxing authorities for years before 2003.

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
     United is a bank holding company registered with the Federal Reserve under the Bank Holding Company Act of 1956 that was incorporated under the laws of the state of Georgia in 1987 and commenced operations in 1988. At March 31, 2007, United had total consolidated assets of $7.2 billion, total loans of $5.4 billion, total deposits of $5.8 billion and stockholders’ equity of $638.5 million.
     United’s activities are primarily conducted by its wholly-owned Georgia and North Carolina banking subsidiaries (which are collectively referred to as the “Banks” in this discussion) and Brintech, Inc., a consulting firm providing professional services to the financial services industry.
     Net income was $19.3 million during the first quarter of 2007, an increase of 21% from the $16.0 million earned during the first quarter of 2006. Diluted earnings per common share was $.44 for the first quarter of 2007, compared to $.39 for the first quarter of 2006, an increase of 13%. Return on tangible equity for the first quarter of 2007 was 17.18%, compared to 17.66% for the first quarter of 2006. Return of assets for the first quarter of 2007 was 1.11% as compared to 1.09% for the first quarter of 2006.

     Earnings were driven by strong loan growth over the last nine months of 2006. During the first quarter of 2007, United saw a slow down in loan growth, particularly construction loans for acquisition and development projects. Developers have seen some buildup of lot inventory, and therefore, demand has slowed in this area. Deposit growth was strong during the quarter, as United continued to fund loan growth and pay down wholesale borrowings.
     Credit quality remains strong for the quarter with net charge offs as a percentage of average loans and nonperforming assets as a percentage of total assets remaining at the low end of United’s historical ranges.
     Fee revenue rose a strong 22% reflecting increases in every category compared to the first quarter of 2006. Operating expenses were up 17% from the first quarter of 2006, and two de novo offices were opened during the quarter.
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

Table 1 — Financial Highlights
Selected Financial Information

						First
	2007	2006				Quarter
(in thousands, except per share	First	Fourth	Third	Second	First	2007-2006
data; taxable equivalent)	Quarter	Quarter	Quarter	Quarter	Quarter	Change

INCOME SUMMARY
Interest revenue	$129,028	$123,463	$116,304	$107,890	$99,038
Interest expense	63,923	60,912	55,431	49,407	43,065

Net interest revenue	65,105	62,551	60,873	58,483	55,973	16%
Provision for loan losses	3,700	3,700	3,700	3,700	3,500
Fee revenue	14,382	13,215	12,146	11,976	11,758	22

Total revenue	75,787	72,066	69,319	66,759	64,231	18
Operating expenses	44,841	42,521	41,441	39,645	38,463	17

Income before taxes	30,946	29,545	27,878	27,114	25,768	20
Income taxes	11,601	11,111	10,465	10,185	9,729

Net income	$19,345	$18,434	$17,413	$16,929	$16,039	21

PERFORMANCE MEASURES
Per common share:
Basic earnings	$.45	$.45	$.43	$.42	$.40	13
Diluted earnings	.44	.44	.42	.41	.39	13
Cash dividends declared	.09	.08	.08	.08	.08	13
Book value	14.83	14.37	13.07	12.34	12.09	23
Tangible book value (2)	11.06	10.57	10.16	9.50	9.25	20

Key performance ratios:
Return on tangible equity (1)(2)(3)	17.18%	17.49%	17.29%	17.68%	17.66%
Return on equity (1)(3)	12.48	13.26	13.22	13.41	13.25
Return on assets (3)	1.11	1.10	1.09	1.10	1.09
Net interest margin (3)	3.99	3.99	4.07	4.07	4.06
Efficiency ratio	56.56	55.93	56.46	56.27	56.79
Dividend payout ratio	20.00	17.78	18.60	19.05	20.00
Equity to assets	8.80	8.21	8.04	7.95	8.04
Tangible equity to assets (2)	6.66	6.46	6.35	6.22	6.24

ASSET QUALITY
Allowance for loan losses	$68,804	$66,566	$60,901	$58,508	$55,850
Non-performing assets	14,290	13,654	9,347	8,805	8,367
Net charge-offs	1,462	1,930	1,307	1,042	1,245
Allowance for loan losses to loans	1.27%	1.24%	1.23%	1.22%	1.22%
Non-performing assets to total assets	.20	.19	.14	.14	.14
Net charge-offs to average loans (3)	.11	.15	.11	.09	.11

AVERAGE BALANCES
Loans	$5,402,860	$5,134,721	$4,865,886	$4,690,196	$4,505,494	20
Investment securities	1,153,208	1,059,125	1,029,981	1,039,707	1,038,683	11
Earning assets	6,599,035	6,225,943	5,942,710	5,758,697	5,574,712	18
Total assets	7,092,710	6,669,950	6,350,205	6,159,152	5,960,801	19
Deposits	5,764,426	5,517,696	5,085,168	4,842,389	4,613,810	25
Shareholders’ equity	624,100	547,419	510,791	489,821	478,960	30
Common shares outstanding:
Basic	43,000	41,096	40,223	40,156	40,088
Diluted	43,912	42,311	41,460	41,328	41,190
AT PERIOD END
Loans	$5,402,198	$5,376,538	$4,965,365	$4,810,277	$4,584,155	18
Investment securities	1,150,424	1,107,153	980,273	974,524	983,846	17
Earning assets	6,640,564	6,565,730	6,012,987	5,862,614	5,633,381	18
Total assets	7,186,602	7,101,249	6,455,290	6,331,136	6,070,596	18
Deposits	5,841,687	5,772,886	5,309,219	4,976,650	4,748,438	23
Shareholders’ equity	638,456	616,767	526,734	496,297	485,414	32
Common shares outstanding	43,038	42,891	40,269	40,179	40,119

(1)	Net income available to common shareholders, which excludes preferred stock dividends, divided by average realized common equity, which excludes accumulated other comprehensive income (loss).

(2)	Excludes effect of acquisition related intangibles and associated amortization.

(3)	Annualized.

Results of Operations
     Net income was $19.3 million for the first quarter of 2007, an increase of $3.3 million, or 21%, from the same period in 2006. Diluted operating earnings per share was $.44 for the first quarter of 2007, compared with $.39 for the first quarter of 2006, an increase of 13%. Return on tangible equity for the first quarter was 17.18% for 2007, compared with 17.66% for 2006. Return on assets for the first quarter was 1.11% for 2007, compared with 1.09% for 2006.
Net Interest Revenue (Taxable Equivalent)
     Net interest revenue (the difference between the interest earned on assets and the interest paid on deposits and borrowed funds) is the single largest component of total revenue. United actively manages this revenue source to provide an optimal level of revenue while balancing interest rate, credit and liquidity risks. Net interest revenue for the three months ended March 31, 2007 was $65.1 million, up $9.1 million, or 16% over last year. The increase for the first quarter of 2007 was driven by strong loan growth during 2006. Average loans increased $897.4 million, or 20%, from the first quarter of last year. This loan growth was due to the high loan demand across all markets (particularly during the last nine months of 2006), the generation of loans at de novo offices and the acquisition of Southern National in the fourth quarter of 2006. The quarter-end loan balances increased $818 million compared with March 31, 2006 which resulted in an 18% growth rate. This increase includes $266.5 million from the acquisition of Southern and $8.1 million from the acquisition of two branches in western North Carolina. Excluding acquisitions, core loan growth was 12% reflecting solid growth across all of United’s markets with increases of $215.8 million was in North Georgia, $83.7 million in western North Carolina, $142.6 million in the metro Atlanta market, $49.2 million in east Tennessee, and $52.2 million in the coastal Georgia markets.
     Average interest-earning assets for the first quarter of 2007 increased $1.024 billion, or 18%, over the same period in 2006. The increase reflects the strong organic loan growth and the acquisition of Southern National during the fourth quarter of 2006, as well as an increase in the investment securities portfolio. The majority of the increase in interest-earning assets was funded by interest-bearing sources resulting in increases in average interest-bearing liabilities of approximately $956.2 million as compared with March 31, 2006.
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
     For the three months ended March 31, 2007 and 2006, the net interest spread was 3.43% and 3.56%, respectively, while the net interest margin was 3.99% and 4.06%, respectively. Since June of 2004, the Federal Reserve has increased the federal funds rate seventeen times for a total of 425 basis points, the last four of these increases occurring in the first six months of 2006. During the last half of 2006 and the first quarter of 2007, deposit pricing has outpaced loan pricing and caused the net interest margin to compress by 7 basis points. For the first quarter of 2007, the rise in the average rate on interest-bearing liabilities has exceeded the rise in the average rate on interest-earning assets by 13 basis points compared with the first quarter of 2006, resulting in the lower net interest spread. This compression of the spread was primarily attributed to anticipated pricing competition for deposits during most of 2006. United was able to remain competitive in deposit pricing and still gather deposits below wholesale borrowing rates during most of 2006 and into 2007.
     The increases in the prime and federal funds rates, which effect variable rate assets and liabilities, along with the loan growth mentioned above, were the two primary reasons for the increases in the net interest margin and net interest revenue. Most of the loan growth added over the last year was prime-based, adjusted daily. At March 31, 2007, United had approximately $3.1 billion in loans indexed to the daily Prime Rate published in the Wall Street Journal compared with $2.6 billion a year ago. At March 31, 2007 and 2006, United had receive-fixed swap contracts with a total notional value of $505 million and $339 million, respectively, which were used to reduce United’s exposure to changes in interest rates that were accounted for as cash flow hedges of prime-based loans. United also has three receive-fixed/pay 1-month LIBOR interest rate swap contracts with an aggregate notional amount of $45 million that are being accounted for as fair value hedges of brokered time deposits and fixed rate Federal Home Loan Advances. In addition to the swap contracts, United has purchased interest rate floors having a total notional amount of $500 million for which it paid premiums totaling $13 million that are being accounted for as cash flow hedges of daily repricing, primed-based loans. While the swap contracts hedge our portfolio against the risks of lower interest rates, they will reduce the benefit of interest rate increases in the future. The use of swap contracts is more fully explained in the Interest Rate Sensitivity Management section of this report beginning on page 21.
     The average yield on interest-earning assets for the first quarter of 2007 was 7.92%, compared with 7.19% in the first quarter of 2006. Loan yields were up 76 basis points, compared with the first quarter of 2006, due primarily to the growing level of prime-based, adjusted daily loans.
     The average cost of interest-bearing liabilities for the first quarter was 4.49%, an increase of 86 basis points from the same period in 2006. The increase reflects the impact of rising rates on United’s floating rate sources of funding and increased deposit pricing in selected products and all markets.

     The following table shows the relationship between interest revenue and expense and the average balances of interest-earning assets and interest-bearing liabilities for the three months ended March 31, 2007 and 2006.
Table 2 — Average Consolidated Balance Sheets and Net Interest Analysis
For the Three Months Ended March 31,

	2007			2006
	Average		Avg.	Average		Avg.
(dollars in thousands, taxable equivalent)	Balance	Interest	Rate	Balance	Interest	Rate

Assets:
Interest-earning assets:
Loans, net of unearned income (1)(2)	$5,402,860	$113,868	8.55%	$4,505,494	$86,495	7.79%
Taxable securities (3)	1,109,847	13,968	5.03	989,683	11,318	4.57
Tax-exempt securities (1) (3)	43,361	735	6.78	49,000	846	6.90
Federal funds sold and other interest-earning assets	42,967	457	4.25	30,535	379	4.96

Total interest-earning assets	6,599,035	129,028	7.92	5,574,712	99,038	7.19

Non-interest-earning assets:
Allowance for loan losses	(68,187)			(54,825)
Cash and due from banks	120,637			122,486
Premises and equipment	146,832			115,590
Other assets (3)	294,393			202,838

Total assets	$7,092,710			$5,960,801

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW	$1,322,818	$10,627	3.26	$1,082,342	$5,987	2.24
Money market	261,753	2,540	3.94	163,404	1,200	2.98
Savings	175,275	309	.71	175,796	228	.53
Time less than $100,000	1,641,507	19,796	4.89	1,270,078	12,035	3.84
Time greater than $100,000	1,385,401	17,916	5.24	979,665	10,409	4.31
Brokered	334,753	3,913	4.74	315,090	2,942	3.79

Total interest-bearing deposits	5,121,507	55,101	4.36	3,986,375	32,801	3.34

Federal funds purchased and other borrowings	139,256	1,817	5.29	128,602	1,482	4.67
Federal Home Loan Bank advances	395,746	4,801	4.92	586,722	6,629	4.58
Long-term debt	113,234	2,204	7.89	111,869	2,153	7.81

Total borrowed funds	648,236	8,822	5.52	827,193	10,264	5.03

Total interest-bearing liabilities	5,769,743	63,923	4.49	4,813,568	43,065	3.63

Non-interest-bearing liabilities:
Non-interest-bearing deposits	642,919			627,436
Other liabilities	55,948			40,837

Total liabilities	6,468,610			5,481,841
Shareholders’ equity	624,100			478,960

Total liabilities and shareholders’ equity	7,092,710			5,960,801

Net interest revenue		$65,105			$55,973

Net interest-rate spread			3.43%			3.56%

Net interest margin (4)			3.99%			4.06%

(1)	Interest revenue on tax-exempt securities and loans has been increased to reflect comparable interest on taxable securities and loans. The rate used was 39%, reflecting the statutory federal income tax rate and the federal tax adjusted state income tax rate.

(2)	Included in the average balance of loans outstanding are loans where the accrual of interest has been discontinued.

(3)	Securities available for sale are shown at amortized cost. Pretax unrealized losses of $10.0 million and $14.2 million in 2007 and 2006, respectively, are included in other assets for purposes of this presentation.

(4)	Net interest margin is taxable equivalent net-interest revenue divided by average interest-earning assets.

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

	Three Months Ended March 31, 2007
	Compared to 2006
	Increase (decrease)
	Due to Changes in
	Volume	Rate	Total
Interest-earning assets:
Loans	$18,358	$9,015	$27,373
Taxable securities	1,450	1,200	2,650
Tax-exempt securities	(97)	(14)	(111)
Federal funds sold and other interest-earning assets	138	(60)	78

Total interest-earning assets	19,849	10,141	29,990

Interest-bearing liabilities:
NOW accounts	1,528	3,112	4,640
Money market accounts	874	466	1,340
Savings deposits	(1)	82	81
Time deposits less than $100,000	4,016	3,745	7,761
Time deposits greater than $100,000	4,925	2,582	7,507
Brokered deposits	193	778	971

Total interest-bearing deposits	11,535	10,765	22,300

Federal funds purchased & other borrowings	129	206	335
Federal Home Loan Bank advances	(2,287)	459	(1,828)
Long-term debt	26	25	51

Total borrowed funds	(2,132)	690	(1,442)

Total interest-bearing liabilities	9,403	11,455	20,858

Increase in net interest revenue	$10,446	$(1,314)	$9,132

     Provision for Loan Losses
     The provision for loan losses was $3.7 million for the first quarter of 2007, compared with $3.5 million for the same period in 2006. Net loan charge-offs as an annualized percentage of average outstanding loans for the three months ended March 31, 2007 was .11%, as compared with .11% for the first quarter of 2006. Net loan charge-offs continued at low levels; however, management expects net charge-offs to move higher within the Company’s historical six-year range of .11% to .25%.
     The provision for loan losses is based on management’s evaluation of losses inherent in the loan portfolio and the corresponding analysis of the allowance for loan losses at quarter-end. Although United’s credit quality indicators such as the relative level of nonperforming assets and net charge-offs remain at the low end United’s historical ranges, other factors considered in management’s evaluation of the adequacy of the allowance for loan losses support the higher provision for loan losses. The primary factors affecting the increase in the provision for loan losses from a year ago include an increasing concentration of construction and land development loans, the increasing size of individual credit exposures, the effect of rising interest rates on United’s substantially floating rate loan portfolio and slowing economic conditions in the residential real estate market. Additional discussion on loan quality and the allowance for loan losses is included in the Asset Quality section of this report.

Fee Revenue
     Fee revenue for the first quarter of 2007 totaled $14.4 million, an increase of $2.6 million, or 22% from 2006. Fee revenue accounted for approximately 19% of total revenue for the first quarter of 2007, compared with 18% for the first quarter of 2006, which reflects the strong growth in fee revenue sources. United continues to focus on increasing fee revenue through new products and services. The following table presents the components of fee revenue for the first quarter of 2007 and 2006.
Table 4 — Fee Revenue
For the Three and Three Months Ended March 31,
(dollars in thousands)

	Three Months Ended
	March 31,
	2007	2006	Change
Service charges and fees	$7,253	$6,353	14%
Mortgage loan and other related fees	2,223	1,513	47
Consulting fees	1,747	1,584	10
Brokerage fees	944	850	11
Securities gains (losses), net	207	(3)
Other	2,008	1,461	37

Total	$14,382	$11,758	22

     Service charges and fees for the first quarter of 2007 increased $900,000, or 14% from 2006. This increase was primarily due to growth in transactions and new accounts resulting from core deposit programs, growth in overdraft products, and the cross-selling of other products and services. ATM and debit card usage fees were $1.7 million for the first quarter of 2007, an increase of 31% from 2006. This increase is the result of a larger customer base added through acquisitions, de novo growth and core deposit programs.
     Mortgage loans and related fees of $2.2 million for the quarter were up $710,000, or 47%, from 2006. Mortgage loan originations of $109 million for the first quarter of 2007 were up $32 million, or 42% from 2006, reflecting a continuation of favorable rate environment during the first quarter of 2007. The increase in the amount of originations was assisted by improved pricing. Substantially all originated residential mortgages were sold into the secondary market, including the right to service these loans.
     Consulting fees of $1.7 million were up $163,000, a 10% increase from the first three months of 2006. The increase was primarily due to growth in advisory services.
     Brokerage fees of $944,000 were up $94,000, or 11%, from the first three months of 2006. This increase was due primarily to an increase in the customer base resulting from acquisitions and de novo expansion and strong market activity.
     Other fee revenue of $2.0 million increased $547,000, or 37% from 2006. This increase is primarily due to $225,000 of recoveries related to overpaid interest on brokered deposits and a $207,000 gain from the sale of a potential office site in Tennessee.

Operating Expenses
     For the three months ended March 31, 2007, total operating expenses were $44.8 million, an increase of 17%, compared with $38.5 million in 2006. The following table presents the components of operating expenses for the three months ended March 31, 2007 and 2006.
Table 5 — Operating Expenses
For the Three and Three Months Ended March 31,
(dollars in thousands)

	Three Months Ended
	March 31,
	2007	2006	Change
Salaries and employee benefits	$28,317	$23,884	19%
Communications and equipment	3,812	3,376	13
Occupancy	3,191	2,932	9
Advertising and public relations	2,016	1,888	7
Postage, printing and supplies	1,660	1,516	9
Professional fees	1,479	1,161	27
Amortization of intangibles	564	503
Other	3,802	3,203	19

Total	$44,841	$38,463	17

     Salaries and employee benefits for the first quarter of 2007 totaled $28.3 million, an increase of $4.4 million, or 19%, over the same period in 2006. De novo expansion and acquisitions accounted for approximately 49% of the increase, with the remainder due to higher costs for stock options and insurance and other health-care related expenses, as well as an increase in staff to support business growth. At March 31, 2007, total staff was 1,950, an increase of 215 employees from the first quarter of 2006. Of this increase, 78 staff members, or 36%, were added through de novo expansion and 41 staff members, or 19%, were added through acquisitions.
     Communication and equipment expense for the first quarter of 2007 was up $436,000, or 13%, from 2006. This increase is the result of higher software and equipment costs associated with de novo expansion and further investments in technology to support business growth and additional banking offices.
     Occupancy expense for the first quarter of 2007 was up $259,000, or 9%, from 2006. The majority of this increase was the result of higher facilities costs and maintenance expenses resulting from additional banking offices added through de novo expansion.
     Advertising and public relations expense for the first quarter of 2007 was up $128,000, or 7%, from 2006. A portion of the increase relates to additional costs of sponsorships designed to increase brand awareness, while the remainder of the increase reflects the cost associated with initiatives designed to raise core deposits and ongoing efforts to generate brand awareness in new markets added by de novo expansion and the recent acquisition of Southern National.
     Postage, printing and supplies expense for the first quarter of 2007 was up $144,000, or 9%, from 2006. The primary increase is from higher cost of postage and courier costs resulting from the growing number of offices, both through acquisitions and de novos.
     Professional fees increased $318,000, or 27%, from 2006. Increasing legal costs associated with the loan workouts, along with the higher cost of outsourced services contributed to this increase.
     Other expense increased by $599,000, or 19%, from 2006. The majority of this increase is the result of higher costs of with ATMs and internet banking activities associated with continued business growth within existing markets and de novo expansion.
     The efficiency ratio measures total operating expenses as a percentage of total revenue, excluding the provision for loan losses and net securities gains or losses. United’s efficiency ratio for the first quarter was 56.56% compared with 56.79% for the first quarter of 2006. The decrease is primarily the result of the strong growth in net interest revenue and fee revenue, which was offset in part by higher costs for additional de novo locations. United’s efficiency ratio remained within management’s long-term efficiency goal of 56% — 58%.

Income Taxes
     Income tax expense was $11.1 million for the first quarter, as compared with $9.3 million for the first quarter of 2006, representing a 36.5% and 36.7% effective tax rate, respectively. The effective tax rates were lower than the statutory tax rates primarily due to interest and revenue on certain investment securities and loans that are exempt from income taxes, tax exempt fee revenue and tax credits received on affordable housing investments. Additional information regarding income taxes can be found in Note 14 to the consolidated financial statements filed with United’s 2006 Form 10-K.
Balance Sheet Review
     Total assets at March 31, 2007 were $7.2 billion, compared with $6.1 billion at March 31, 2006. Average total assets for the first quarter of 2007 were $7.1 billion, up $1.1 billion from average assets in the first quarter of 2006.
Loans
     The following table presents a summary of the loan portfolio.
Table 6 — Loans Outstanding
(dollars in thousands)

	March 31,	December 31,	March 31,
	2007	2006	2006
Commercial (commercial and industrial)	$315,246	$295,698	$251,111
Commercial (secured by real estate)	1,227,075	1,229,910	1,088,516

Total commercial	1,542,321	1,525,608	1,339,627
Construction and land development	2,336,260	2,333,585	1,856,542
Residential mortgage	1,353,444	1,337,728	1,226,152
Installment	170,173	179,617	161,834

Total loans	$5,402,198	$5,376,538	$4,584,155

As a percentage of total loans:
Commercial (commercial and industrial)	6%	6%	5%
Commercial (secured by real estate)	23	23	24

Total commercial	29	29	29
Construction and land development	43	43	40
Residential mortgage	25	25	27
Installment	3	3	4

Total	100%	100%	100%

     At March 31, 2007, total loans were $5.4 billion, an increase of $818.0 million, or 18%, from March 31, 2006. During 2006, United experienced strong loan growth in all markets, with particular strength in construction loans secured by real estate. The growth rate slowed in the first quarter of 2007 due to an oversupply of lot inventory within United’s markets which slowed construction activity for acquisition and development projects. Substantially all loans are to customers located in the immediate market areas of the Community Banks in Georgia, North Carolina, and Tennessee. Approximately $480 million, or 59%, of the increase in loans from the first quarter of 2006 were in construction and land development loans.

Asset Quality and Risk Elements
     United manages asset quality and controls credit risk through close review and oversight of the loan portfolio as well as adherence to policies designed to promote sound underwriting and loan monitoring practices. United’s credit administration function is responsible for monitoring asset quality, establishing credit policies and procedures and enforcing the consistent application of these policies and procedures at all of the Community Banks. Additional information on the credit administration function is included in Item 1 under the heading Loan Review and Non-performing Assets in United’s Annual Report on Form 10-K.
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
     The following table presents a summary of the changes in the allowance for loan losses for the three-month periods ended March 31, 2007 and 2006.
Table 7 — Summary of Loan Loss Experience
(dollars in thousands)

	Three Months Ended
	March 31,
	2007	2006
Balance beginning of period	$66,566	$53,595
Loans charged-off	(1,966)	(1,883)
Recoveries	504	638

Net charge-offs	(1,462)	(1,245)
Provision for loan losses	3,700	3,500

Balance end of period	$68,804	$55,850

Total loans:
At period end	$5,402,198	$4,584,155
Average	5,402,860	4,505,494
As a percentage of average loans (annualized):
Net charge-offs	.11%	.11%
Provision for loan losses	.27	.31
Allowance as a percentage of period end loans	1.27	1.22
Allowance as a percentage of period end non-performing loans	559	883
     Management believes that the allowance for loan losses at March 31, 2007 is adequate to absorb losses inherent in the loan portfolio. This assessment involves uncertainty and judgment; therefore, the adequacy of the allowance for loan losses cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examination of the Banks, may require adjustments to the provision for loan losses in future periods if, in their opinion, the results of their review warrant such additions.

Non-performing Assets
     The table below summarizes non-performing assets.
Table 8 — Non-Performing Assets
(dollars in thousands)

	March 31,	December 31,	March 31,
	2007	2006	2006
Non-accrual loans	$12,319	$12,458	$6,322
Loans past due 90 days or more and still accruing	—	—	—

Total non-performing loans	12,319	12,458	6,322
Other real estate owned	1,971	1,196	2,045

Total non-performing assets	$14,290	$13,654	$8,367

Non-performing loans as a percentage of total loans	.23%	.23%	.14%
Non-performing assets as a percentage of total assets	.20	.19	.14
     Non-performing loans totaled $12.3 million at March 31, 2007, compared with $12.5 million at December 31, 2006 and $6.3 million at March 31, 2006. The ratio of non-performing loans to total loans increased 9 basis points from March 31, 2006 and remained flat with December 31, 2006. Non-performing assets, which include non-performing loans and foreclosed real estate, totaled $14.3 million at March 31, 2007, compared with $13.7 million at December 31, 2006 and $8.4 million at March 31, 2006.
     United’s policy is to place loans on non-accrual status when, in the opinion of management, the principal and interest on a loan is not likely to be repaid in accordance with the loan terms or when the loan becomes 90 days past due and is not well secured and in the process of collection. When a loan is placed on non-accrual status, interest previously accrued, but not collected, is reversed against current interest revenue. Depending on management’s evaluation of the borrower and loan collateral, interest revenue on a non-accrual loan may be recognized on a cash basis as payments are received. There were no commitments to lend additional funds to customers whose loans were on non-accrual status at March 31, 2007.
     At March 31, 2007 and 2006, there were $2.5 million and $1.4 million, respectively, of loans classified as impaired under the definition outlined in SFAS No. 114. Specific reserves allocated to these impaired loans totaled $490,000 million at March 31, 2007, and $357,000 at March 31, 2006. The average recorded investment in impaired loans for the quarters ended March 31, 2007 and 2006, was $3.3 million and $1.4 million, respectively. Interest revenue recognized on loans while they were impaired for the first three months of 2007 was $18,000 compared with $14,000 for the same period in 2006.
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
     Total investment securities available for sale at quarter-end increased $167 million from a year ago. The investment portfolio is used as a supplemental tool to stabilize interest rate sensitivity and increase net interest revenue. The growth in the investment securities portfolio was consistent with growth in the rest of the balance sheet. At March 31, 2007, December 31, 2006 and March 31, 2006, the securities portfolio accounted for approximately 16% of total assets.
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

Deposits
     Total deposits at March 31, 2007 were $5.8 billion, an increase of $1.1 billion, or 23%, from March 31, 2006. Total non-interest-bearing demand deposit accounts of $676 million increased $22 million, or 3.4%, and interest-bearing demand and savings accounts of $1.9 billion increased $407 million, or 28%, reflecting the success of United’s initiatives to raise core deposits and the acquisitions of Southern National and two banking offices in western North Carolina.
     Total time deposits as of March 31, 2007 were $3.0 billion, an increase of $648 million, or 28%, from the first quarter of 2006. Time deposits less than $100,000 totaled $1.6 billion, compared with $1.3 billion a year ago, an increase of 24%. Time deposits of $100,000 and greater totaled $1.4 billion compared with $1.0 billion at March 31, 2006, an increase of 33%. United utilizes “brokered” time deposits, issued in certificates of less than $100,000, as an alternative source of cost-effective funding. Brokered time deposits outstanding at March 31, 2007 were $319 million compared with $303 million at March 31, 2006, an increase of 5%.
Wholesale Funding
     At March 31, 2007, both of the Banks were shareholders in a Federal Home Loan Bank (“FHLB”). Through this affiliation, FHLB secured advances totaled $464 million and $511 million at March 31, 2007 and 2006, respectively. United anticipates continued utilization of this short and long-term source of funds. FHLB advances outstanding at March 31, 2007 had both fixed and floating interest rates ranging from 2.85% to 6.59%. Additional information regarding FHLB advances, including scheduled maturities, is provided in Note 10 to the consolidated financial statements included in United’s 2006 Form 10-K.
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
     One of the tools management utilizes to estimate the sensitivity of net interest revenue to changes in interest rates is an interest rate simulation model. Such estimates are based upon a number of assumptions for various scenarios, including the level of balance sheet growth, deposit repricing characteristics and the rate of prepayments. The simulation model measures the potential change in net interest revenue over a twelve-month period under various interest rate scenarios. United’s baseline scenario assumes rates remain flat (“flat rate scenario”) over the next twelve months and is the scenario that all others are compared to in order to measure the change in net interest revenue. United runs ramp scenarios that assume gradual increases and decreases of 200 basis points each over the next twelve months. United’s policy for net interest revenue simulation is limited to a change from the flat rate scenario of less than 10% for the up or down 200 basis point ramp scenarios over twelve months. At March 31, 2007, United’s simulation model indicated that a 200 basis point increase in rates over the next twelve months would cause an approximate 1.5% increase in net interest revenue and a 200 basis point decrease in rates over the next twelve months would cause an approximate .30% decrease in net interest revenue.
     In order to manage its interest rate sensitivity, United uses off-balance sheet contracts that are considered derivative financial instruments. Derivative financial instruments can be a cost and capital effective means of modifying the repricing characteristics of on-balance sheet assets and liabilities. At March 31, 2007, United was a party to interest rate swap contracts under which it pays a variable rate and receives a fixed rate, and interest rate floor contracts in which United pays a premium to a counterparty who agrees to pay United the difference between a variable rate and a strike rate if the variable rate falls below the strike rate.

     The following table presents the interest rate swap contracts outstanding at March 31, 2007.
Table 9 — Derivative Financial Instruments
As of March 31, 2007
(dollars in thousands)

		Rate
	Notional	Received /
Type/Maturity	Amount	Floor Rate	Rate Paid	Fair Value (6)
Fair Value Hedges:
LIBOR Swaps (Brokered CDs)
September 29, 2008 (1)	$10,000	5.25%	5.31%	$27
November 3, 2008 (2)	10,000	5.00	5.05	33

Total LIBOR Swaps:	20,000	5.13	5.18	60

FHLB Advances Swaps
January 5, 2009 (3)	$25,000	5.06	5.21	79

Total FHLB Advances Swaps:	25,000	5.06	5.21	79

Total Fair Value Hedges	45,000	5.09	5.20	139

Cash Flow Hedges:
Prime Swaps (Prime Loans)(4)
November 5, 2007	50,000	8.41	8.25	21
February 1, 2008	50,000	8.40	8.25	50
April 17, 2008	50,000	8.25	8.25	43
April 17, 2008	50,000	8.25	8.25	41
May 1, 2008	50,000	8.33	8.25	98
May 1, 2008	50,000	8.34	8.25	102
August 4, 2008	50,000	8.32	8.25	154
November 4, 2008	100,000	8.32	8.25	431
February 1, 2009	25,000	8.31	8.25	133
May 4, 2009	30,000	8.29	8.25	206

Total Prime Swaps:	505,000	8.32	8.25	1,279

Prime Floors (Prime Loans) (5)
February 1, 2009	25,000	8.75		431
May 1, 2009	25,000	8.75		501
August 1, 2009	75,000	8.75		1,708
November 1, 2009	75,000	8.75		1,916
February 4, 2010	100,000	8.75		2,845
May 4, 2010	100,000	8.75		3,111
August 1, 2010	50,000	8.75		1,681
August 4, 2010	50,000	8.75		1,684

Total Prime Floors:	500,000			13,877

Total Cash Flow Hedges:	1,005,000			15,156

Total Derivative Contracts	$1,050,000			$15,295

(1)	Rate Paid equals 1-Month LIBOR minus .0075

(2)	Rate Paid equals 1-Month LIBOR minus .2725

(3)	Rate Paid equals 1-Month LIBOR minus .1100

(4)	Rate Paid equals Prime rate as of March 31, 2007

(5)	Floor contracts receive cash payments equal to the floor rate less the prime rate (6) Excludes accrued interest

     United’s derivative financial instruments are classified as either cash flow or fair value hedges. The change in fair value of cash flow hedges is recognized in other comprehensive income. Fair value hedges recognize currently in earnings both the impact of the change in the fair value of the derivative financial instrument and the offsetting impact of the change in fair value of the hedged asset or liability. At March 31, 2007, United had interest rate swap contracts with a total notional amount of $505 million that were designated as cash flow hedges of prime based loans. United had interest rate floor contracts with a total notional of $500 million that were also designated as cash flow hedges of prime based loans. United also has three receive fixed, pay LIBOR swap contracts with a total notional of $45 million that were accounted for as fair value hedges of brokered deposits and fixed rate FHLB advances.
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
     The primary objectives of asset/liability management are to provide for adequate liquidity in order to meet the needs of customers and to maintain an optimal balance between interest-sensitive assets and interest-sensitive liabilities; so that United can also meet the investment requirements of its shareholders as market interest rates change. Daily monitoring of the sources and uses of funds is necessary to maintain a position that meets both requirements.
     The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and the maturities and sales of securities. Mortgage loans held for sale totaled $31.6 million at March 31, 2007, and typically turn over every 45 days as the closed loans are sold to investors in the secondary market.
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
     United has available a line of credit and a joint credit agreement at its holding company with other financial institutions totaling $75 million. At March 31, 2007, United had no outstanding balances on these credit facilities. United had sufficient qualifying collateral to increase FHLB advances by $432 million at March 31, 2007. United’s internal policy limits brokered deposits to 25% of total non-brokered deposits. At March 31, 2007, United had the capacity to increase brokered deposits by $1.062 billion and still remain within this limit.
     As disclosed in United’s consolidated statement of cash flows, net cash provided by operating activities was $37.6 million for the three months ended March 31, 2007. The major contributors in this category were net income of $19.3 million, depreciation, amortization and accretion of $3.4 million, provision for loan losses of $3.7 million, stock based compensation of $729,000, a decrease in mortgage loans held for sale of $3.7 million, an increase in accrued expenses and other liabilities of $8.3 million, which was partially offset by an increase in other assets of $1.1 million. Net cash used by investing activities of $81.0 million consisted primarily of a net increase in loans totaling $29.6 million, purchases of premises and equipment of $13.5 million, and $120.1 million used to purchase investment securities, partially offset by proceeds from sales of securities of $915,000, maturities and calls of investment securities of $78.9 million, and sales of premises, equipment and other real estate of $2.4 million. Net cash provided by financing activities consisted primarily of a net increase in deposits of $68.8 million, a net increase in federal funds purchased, repurchase agreements, and other short-term borrowings of $11.5 million, which was partially offset by a decrease in FHLB advances of $25.0 million, cash dividends paid of $3.4 million and proceeds from exercise of stock options and common stock issued for employee benefit plans of $2.4 million. In the opinion of management, the liquidity position at March 31, 2007 is sufficient to meet its expected cash flow requirements.

Capital Resources and Dividends
     Shareholders’ equity at March 31, 2007 was $638.5 million, an increase of $153 million, or 32%, from March 31, 2006. Accumulated other comprehensive income (loss) is not included in the calculation of regulatory capital adequacy ratios. Excluding the change in the accumulated other comprehensive income (loss), shareholders’ equity increased $140 million, or 28%, from March 31, 2006. Dividends of $3.9 million, or $.09 per share, were declared on common stock during the first quarter of 2007, an increase of 21% from the amount declared in the same period in 2006 due to a 13% increase in the dividend rate and an increase in the number of outstanding shares. The dividend payout ratio was 20% for the first quarters of 2007 and 2006. Although, United retains a portion of its earnings in order to provide a cost effective source of capital for continued growth and expansion, the company recognizes that cash dividends are an important component of shareholder value, and therefore, provides for cash dividends when earnings and capital levels permit.
     United’s Board of Directors has authorized the repurchase of United’s outstanding common stock for the general corporate purposes. At March 31, 2007, 1,000,000 shares may be repurchased under the current authorization through December 31, 2007.
     United’s common stock trades on the Nasdaq Global Select Market under the symbol “UCBI”. Below is a quarterly schedule of high, low and closing stock prices and average daily volume for 2007 and 2006.
Table 10 — Stock Price Information

	2007				2006
				Avg Daily				Avg Daily
	High	Low	Close	Volume	High	Low	Close	Volume
First quarter	$34.98	$30.81	$32.79	232,269	$29.64	$26.02	$28.15	59,252
Second quarter					31.26	27.02	30.44	92,937
Third quarter					33.10	27.51	30.05	86,495
Fourth quarter					33.37	29.03	32.32	87,626
     The increase in the average daily trading volume in the first quarter of 2007 resulted from United’s inclusion in Standard & Poors’ SmallCap 600 index on March 9, 2007.
     The following table presents the quarterly cash dividends declared in 2007 and 2006 and the respective payout ratios as a percentage of basic earnings per share, which excludes merger-related charges.
Table 11 — Dividend Payout Information

	2007		2006
	Dividend	Payout %	Dividend	Payout %
First quarter	$.09	20	$.08	20
Second quarter			.08	19
Third quarter			.08	19
Fourth quarter			.08	18
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

     The following table shows United’s capital ratios, as calculated under regulatory guidelines, at March 31, 2007 and 2006.
Table 12 — Capital Ratios
(dollars in thousands)

	2007		2006
	Actual	Regulatory	Actual	Regulatory
	Amount	Minimum	Amount	Minimum
Tier I Leverage:
Amount	$523,749	$207,863	$427,034	$175,415
Ratio	7.56%	3.00%	7.30%	3.00%

Tier I Risk-Based:
Amount	$523,749	$224,610	$427,034	$192,230
Ratio	9.33%	4.00%	8.89%	4.00%

Total Risk-Based:
Amount	$659,053	$449,220	$552,484	$384,459
Ratio	11.74%	8.00%	11.50%	8.00%
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
Item 3. Quantitative and Qualitative Disclosure About Market Risk
     There have been no material changes in United’s quantitative and qualitative disclosures about market risk as of March 31, 2007 from that presented in the Annual Report on Form 10-K for the year ended December 31, 2006. The interest rate sensitivity position at March 31, 2007 is included in management’s discussion and analysis on page 21 of this report.
Item 4. Controls and Procedures
     United’s management, including the Chief Executive Officer and Chief Financial Officer, supervised and participated in an evaluation of the company’s disclosure controls and procedures as of March 31, 2007. Based on, and as of the date of, that evaluation, United’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective in accumulating and communicating information to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures of that information under the Securities and Exchange Commission’s rules and forms and that the disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports that are filed or submitted by United under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in United’s Form 10-K for the year ended December 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds — None
Item 3. Defaults upon Senior Securities — None
Item 4. Submission of Matters to a Vote of Security Holders — None
Item 5. Other Information — None
Item 6. Exhibits
3.1	Restated Articles of Incorporation of United Community Banks, Inc., (incorporated herein by reference to Exhibit 3.1 to United Community Banks, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, File No. 0-21656, filed with the Commission on August 14, 2001).

3.2	Amendment to the Restated Articles of Incorporation of United Community Banks, Inc. (incorporated herein by reference to Exhibit 3.3 to United Community Banks, Inc.’s Registration Statement on Form S-4, File No. 333-118893, filed with the Commission on September 9, 2004).

3.3	Amended and Restated Bylaws of United Community Banks, Inc., dated September 12, 1997 (incorporated herein by reference to Exhibit 3.1 to United Community Banks, Inc.’s Annual Report on Form 10-K, for the year ended December 31, 1997, File No. 0-21656, filed with the Commission on March 27, 1998).

4.1	See Exhibits 3.1, 3.2 and 3.3 for provisions of the Restated Articles of Incorporation, as amended, and Amended and Restated Bylaws, which define the rights of the Shareholders.

10.1	Amendment No. 1 to United Community Banks, Inc.’s Amended and Restated 2000 Key Employee Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to United Community Banks, Inc.’s Form 8-K date April 13, 2007, File No. 0-21656, filed with the Commission on April 13, 2007).

10.2	United Community Banks, Inc.’s Amended and Restated 2000 Key Employee Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to United Community Banks, Inc.’s Form 8-K dated May 1, 2007, File No. 0-21656, filed with the Commission on May 1, 2007).

10.3	United Community Banks, Inc.’s Management Incentive Plan (incorporated herein by reference to Exhibit 10.5 to United Community Banks, Inc.’s Form 8-K dated May 1, 2007, File No. 0-21656, filed with the Commission on May 1, 2007).

31.1	Certification by Jimmy C. Tallent, President and Chief Executive Officer of United Community Banks, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Rex S. Schuette, Executive Vice President and Chief Financial Officer of United Community Banks, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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
Date: May 9, 2007