Form 10-Q
period 2007-06-30
UNITED COMMUNITY BANKS INC
filed 2007-08-08
CIK 857855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2007
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
YES ☑     NO ☐
Common stock, par value $1 per share: 48,781,351 shares
outstanding as of June 30, 2007

Part I — Financial Information
Item 1 — Financial Statements
UNITED COMMUNITY BANKS, INC.
Consolidated Statement of Income (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2007	2006	2007	2006

Interest revenue:
Loans, including fees	$119,799	$95,242	$233,872	$181,848
Investment securities:
Taxable	15,476	11,521	29,444	22,839
Tax exempt	438	509	885	1,023
Federal funds sold and deposits in banks	80	162	138	320

Total interest revenue	135,793	107,434	264,339	206,030

Interest expense:
Deposits:
NOW	11,470	7,342	22,097	13,329
Money market	3,540	1,614	6,080	2,814
Savings	374	226	683	454
Time	41,979	29,599	83,604	54,985

Total deposit interest expense	57,363	38,781	112,464	71,582
Federal funds purchased, repurchase agreements, & other short-term borrowings	3,671	2,078	5,488	3,560
Federal Home Loan Bank advances	5,035	6,380	9,836	13,009
Long-term debt	2,201	2,168	4,405	4,321

Total interest expense	68,270	49,407	132,193	92,472

Net interest revenue	67,523	58,027	132,146	113,558
Provision for loan losses	18,700	3,700	22,400	7,200

Net interest revenue after provision for loan losses	48,823	54,327	109,746	106,358

Fee revenue:
Service charges and fees	7,975	6,828	15,228	13,181
Mortgage loan and other related fees	2,476	1,708	4,699	3,221
Consulting fees	2,241	1,572	3,988	3,156
Brokerage fees	1,192	796	2,136	1,646
Securities gains (losses), net	1,386	—	1,593	(3)
Losses on prepayment of borrowings	(1,164)	(290)	(1,164)	(290)
Other	2,448	1,362	4,456	2,823

Total fee revenue	16,554	11,976	30,936	23,734

Total revenue	65,377	66,303	140,682	130,092

Operating expenses:
Salaries and employee benefits	30,022	24,469	58,339	48,353
Communications and equipment	3,845	3,731	7,657	7,107
Occupancy	3,316	2,916	6,507	5,848
Advertising and public relations	2,098	1,948	4,114	3,836
Postage, printing and supplies	1,680	1,289	3,340	2,805
Professional fees	2,010	1,069	3,489	2,230
Amortization of intangibles	633	503	1,197	1,006
Other	4,098	3,720	7,900	6,923

Total operating expenses	47,702	39,645	92,543	78,108

Income before income taxes	17,675	26,658	48,139	51,984
Income taxes	5,764	9,729	16,883	19,016

Net income	$11,911	$16,929	$31,256	$32,968

Net income available to common shareholders	$11,906	$16,924	$31,246	$32,958

Earnings per common share:
Basic	$.26	$.42	$.71	$.82
Diluted	.26	.41	.70	.80
Dividends per common share	.09	.08	.18	.16
Weighted average common shares outstanding:
Basic	44,949	40,156	43,980	40,122
Diluted	45,761	41,328	44,842	41,259
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED COMMUNITY BANKS, INC.
Consolidated Balance Sheet

	June 30,	December 31,	June 30,
(in thousands, except share and per share data)	2007	2006	2006

	(unaudited)	(audited)	(unaudited)
ASSETS

Cash and due from banks	$171,095	$158,348	$159,954
Interest-bearing deposits in banks	23,146	12,936	21,948

Cash and cash equivalents	194,241	171,284	181,902

Securities available for sale	1,213,659	1,107,153	974,524
Mortgage loans held for sale	30,615	35,325	24,000
Loans, net of unearned income	5,999,093	5,376,538	4,810,277
Less allowance for loan losses	92,471	66,566	58,508

Loans, net	5,906,622	5,309,972	4,751,769

Premises and equipment, net	171,327	139,716	124,018
Accrued interest receivable	64,538	58,291	44,187
Goodwill and other intangible assets	326,467	167,058	117,646
Other assets	180,198	112,450	113,090

Total assets	$8,087,667	$7,101,249	$6,331,136

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand	$773,435	$659,892	$662,463
NOW	1,447,789	1,307,654	1,106,988
Money market	504,730	255,862	198,491
Savings	207,468	175,631	173,985
Time:
Less than $100,000	1,651,486	1,650,906	1,388,009
Greater than $100,000	1,428,841	1,397,245	1,106,359
Brokered	347,520	325,696	340,355

Total deposits	6,361,269	5,772,886	4,976,650

Federal funds purchased, repurchase agreements, and other short-term borrowings	238,429	65,884	249,552
Federal Home Loan Bank advances	499,060	489,084	458,587
Long-term debt	113,151	113,151	111,869
Accrued expenses and other liabilities	47,027	43,477	38,181

Total liabilities	7,258,936	6,484,482	5,834,839

Shareholders’ equity:
Preferred stock, $1 par value; $10 stated value; 10,000,000 shares authorized; 32,200, 32,200 and 32,200 shares issued and outstanding	322	322	322
Common stock, $1 par value; 100,000,000 shares authorized; 48,781,351, 42,890,863 and 40,178,533 shares issued and outstanding	48,781	42,891	40,179
Common stock issuable; 60,761, 29,821 and 19,712 shares	1,816	862	544
Capital surplus	461,226	270,383	197,235
Retained earnings	329,229	306,261	277,086
Accumulated other comprehensive loss	(12,643)	(3,952)	(19,069)

Total shareholders’ equity	828,731	616,767	496,297

Total liabilities and shareholders’ equity	$8,087,667	$7,101,249	$6,331,136

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED COMMUNITY BANKS, INC.
Consolidated Statement of Changes in Shareholders’ Equity (unaudited)
For the Six Months Ended June 30,

						Accumulated
			Common			Other
	Preferred	Common	Stock	Capital	Retained	Comprehensive
(in thousands, except share and per share data)	Stock	Stock	Issuable	Surplus	Earnings	Income (Loss)	Total

Balance, December 31, 2005	$322	$40,020	$271	$193,355	$250,563	$(11,845)	$472,686

Comprehensive income:
Net income					32,968		32,968
Other comprehensive loss:
Unrealized holding losses on available for sale securities, net of deferred tax benefit and reclassification adjustment						(7,238)	(7,238)
Unrealized gains on derivative financial instruments qualifying as cash flow hedges, net of deferred tax expense						14	14

Comprehensive income					32,968	(7,224)	25,744
Cash dividends declared on common stock ($.16 per share)					(6,435)		(6,435)
Exercise of stock options (57,020 shares)		58		450			508
Common stock issued to Dividend Reinvestment Plan and employee benefit plans (79,178 shares)		79		2,116			2,195
Amortization of stock option and restricted stock awards				1,336			1,336
Vesting of restricted stock (22,482 shares)		22		(22)			—
Deferred compensation plan, net, including dividend equivalents			273				273
Dividends declared on preferred stock ($.30 per share)					(10)		(10)

Balance, June 30, 2006	$322	$40,179	$544	$197,235	$277,086	$(19,069)	$496,297

Balance, December 31, 2006	$322	$42,891	$862	$270,383	$306,261	$(3,952)	$616,767

Comprehensive income:
Net income					31,256		31,256
Other comprehensive income:
Unrealized holding losses on available for sale securities, net of deferred tax benefit and reclassification adjustment						(5,517)	(5,517)
Unrealized losses on derivative financial instruments qualifying as cash flow hedges, net of deferred tax benefit						(3,174)	(3,174)

Comprehensive income					31,256	(8,691)	22,565
Cash dividends declared on common stock ($.18 per share)					(8,278)		(8,278)
Common stock issued for acquisitions (5,691,948 shares)		5,692		185,649			191,341
Exercise of stock options (78,228 shares)		78		722			800
Common stock issued to Dividend Reinvestment Plan and employee benefit plans (90,002 shares)		90		2,791			2,881
Amortization of stock options and restricted stock				1,630			1,630
Vesting of restricted stock (30,310 shares issued, 2,750 shares deferred)		30	81	(111)			—
Deferred compensation plan, net, including dividend equivalents			873				873
Tax benefit from options exercised				162			162
Dividends declared on preferred stock ($.30 per share)					(10)		(10)

Balance, June 30, 2007	$322	$48,781	$1,816	$461,226	$329,229	$(12,643)	$828,731

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED COMMUNITY BANKS, INC.
Consolidated Statement of Cash Flows (unaudited)

	Six Months Ended
	June 30,
(in thousands)	2007	2006

Operating activities, net of effect of business combinations:
Net income	$31,256	$32,968
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	6,728	7,408
Provision for loan losses	22,400	7,200
Stock based compensation	1,630	1,336
(Gain) loss on sale of securities available for sale	(1,593)	3
Gain on sale of other assets	(210)	(184)
Loss on prepayment of borrowings	1,164	290
Changes in assets and liabilities:
Other assets and accrued interest receivable	(5,732)	(18,026)
Accrued expenses and other liabilities	(13,319)	(7,046)
Mortgage loans held for sale	4,710	(1,665)

Net cash provided by operating activities	47,034	22,284

Investing activities, net of effect of business combinations:
Proceeds from sales of securities available for sale	44,150	7,649
Proceeds from maturities and calls of securities available for sale	187,556	58,992
Purchases of securities available for sale	(300,857)	(62,766)
Net increase in loans	(113,609)	(417,495)
Purchase of Bank Owned Life Insurance (BOLI)	(50,000)	—
Proceeds from sales of premises and equipment	662	1,289
Purchases of premises and equipment	(20,357)	(17,079)
Net cash paid for acquisitions	(4,346)	—
Proceeds from sale of other real estate	7,799	1,359

Net cash used by investing activities	(249,002)	(428,051)

Financing activities, net of effect of business combinations:
Net change in deposits	20,538	499,050
Net change in federal funds purchased, repurchase agreements, and other short-term borrowings	209,200	126,671
Proceeds from FHLB advances	750,000	224,710
Repayments of FHLB advances	(751,164)	(402,000)
Proceeds from exercise of stock options	800	508
Proceeds from issuance of common stock for dividend reinvestment and employee benefit plans	2,881	2,195
Cash dividends on common stock	(7,320)	(6,025)
Cash dividends on preferred stock	(10)	(10)

Net cash provided by financing activities	224,925	445,099

Net change in cash and cash equivalents	22,957	39,332

Cash and cash equivalents at beginning of period	171,284	142,570

Cash and cash equivalents at end of period	$194,241	$181,902

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
Note 2 — Stock-Based Compensation
     United has an equity compensation plan that allows for grants of incentive stock options, nonqualified stock options, restricted stock awards (also referred to as “nonvested stock” awards), stock awards, performance share awards or stock appreciation rights. Options granted under the plan can have an exercise price no less than the fair market value of the underlying stock at the date of grant. The general terms of the plan include a vesting period (usually four years) with an exercisable period not to exceed ten years. Certain option and restricted stock awards provide for accelerated vesting if there is a change in control (as defined in the plan). As of June 30, 2007, approximately 1,863,000 additional awards could be granted under the plan. Through June 30, 2007, only incentive stock options, nonqualified stock options and restricted stock awards and units had been granted under the plan.
The following table shows stock option activity for the first six months of 2007.

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average Exercise	Contractual	Intrinisic
Options	Shares	Price	Term (Years)	Value ($000)

Outstanding at December 31, 2006	2,549,823	$19.05
Granted	595,700	30.70
Exercised	(78,228)	10.24
Forfeited	(28,775)	26.38
Expired	(1,250)	28.02

Outstanding at June 30, 2007	3,037,270	$21.49	6.7	$17,720

Exercisable at June 30, 2007	1,792,627	$16.66	5.2	$16,883

     The weighted average fair value of stock options granted in the second quarter of 2007 and 2006 was $8.30 and $8.63, respectively. The fair value of each option granted was estimated on the date of grant using the Black-Scholes model. The key assumptions used to determine the fair value of stock options are presented in the table below.

	Six Months Ended
	June 30,
	2007	2006

Expected volatility	20%	22%
Expected dividend yield	1.1% to 1.2%	1.1% to 1.2%
Expected life (in years)	6.25 to 6.50	6.25
Risk-free rate	4.6% to 4.9%	4.3% to 5.1%

     United’s stock trading history began in March of 2002 when United listed on the Nasdaq National Market. For 2007 and 2006, expected volatility was determined using United’s historical monthly volatility over the period beginning in March of 2002 through the end of the last completed year. Compensation expense for stock options was $1,013,000 and $873,000 for the six months ended June 30, 2007 and 2006, respectively, which was net of deferred tax benefits of $293,000 and $111,000, respectively. The amount of compensation expense for both periods was determined based on the fair value of the options at the time of grant, multiplied by the number of options granted that were expected to vest, which was then amortized, net of any applicable tax benefit, over the vesting period. The forfeiture rate for options is estimated to be approximately 3% per year. The total intrinsic value of options exercised during the first six months of 2007 and 2006 was $1,761,000 and $1,108,000, respectively.
     The table below presents the activity in restricted stock for the first six months of 2007.

		Weighted-
		Average Grant-
Restricted Stock	Shares	Date Fair Value

Outstanding at December 31, 2006	78,440	$25.85
Granted	48,400	30.96
Vested	(33,060)	24.35

Outstanding at June 30, 2007	93,780	$29.02

     Compensation expense for restricted stock is based on the fair value of United’s common stock on the date of grant. The value of restricted stock grants that are expected to vest is amortized into expense over the vesting period. For the six months ended June 30, 2007 and 2006, compensation expense of $324,000 and $352,000, respectively, was recognized related to restricted stock awards. The total intrinsic value of the restricted stock was $2,428,000 at June 30, 2007.
     As of June 30, 2007, there was $10,626,000 of unrecognized compensation cost related to nonvested stock options and restricted stock awards granted under the plan. That cost is amortized into expense over the vesting period, which is usually 48 months and is expected to be recognized over a weighted-average period of 1.7 years. The aggregate grant date fair value of options and restricted stock awards that vested during the six months ended June 30, 2007, was $3,171,000.
Note 3 — Common Stock Issued / Common Stock Issuable
     United provides a Dividend Reinvestment and Share Purchase Plan (DRIP) to its shareholders. Under the plan, shareholders of record can voluntarily reinvest all or a portion of their cash dividends into shares of United’s common stock, as well as purchase additional stock through the plan for cash. United’s 401(k) retirement plan regularly purchases shares of United’s common stock directly from United. In addition, United has an Employee Stock Purchase Program (ESPP) that allows eligible employees to purchase shares of common stock at a 5% discount, with no commission charges. For the six months ended June 30, 2007 and June 30, 2006, United issued 90,002 shares and 79,178 shares, respectively, and increased capital by $2.9 million and $2.2 million, respectively, through these programs.
     United offers its common stock as an investment option in its deferred compensation plan. The common stock component of the deferred compensation plan is accounted for as an equity instrument and is reflected in the consolidated financial statements as common stock issuable. At June 30, 2007 and June 30, 2006, 60,761 shares and 19,712 shares, respectively, were issuable under the deferred compensation plan.

Note 4 — Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30.
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Basic earnings per share:
Weighted average shares outstanding	44,949	40,156	43,980	40,122
Net income available to common shareholders	$11,906	$16,924	$31,246	$32,958

Basic earnings per share	$.26	$.42	$.71	$.82

Diluted earnings per share:
Weighted average shares outstanding	44,949	40,156	43,980	40,122
Net effect of the assumed exercise of stock options based on the treasury stock method using average market price for the period	760	781	819	749
Common stock issuable under deferred compensation plan	52	19	43	16
Effect of conversion of subordinated debt	—	372	—	372

Total weighted average shares and common stock equivalents outstanding	45,761	41,328	44,842	41,259

Net income available to common shareholders	$11,906	$16,924	$31,246	$32,958
Income effect of conversion of subordinated debt, net of tax	—	41	—	79

Net income, adjusted for effect of conversion of subordinated debt, net of tax	$11,906	$16,965	$31,246	$33,037

Diluted earnings per share	$.26	$.41	$.70	$.80

Note 5 — Mergers and Acquisitions
     On June 1, 2007, United acquired 100 percent of the outstanding common shares of Gwinnett Commercial Group, Inc. (Gwinnett), a community bank holding company headquartered in Lawrenceville, Georgia. Gwinnett’s results of operations are included in consolidated financial results from the acquisition date. Gwinnett was the parent company of First Bank of the South, a community bank with five full service banking offices serving the north metro Atlanta counties of Gwinnett, DeKalb and north Fulton and a commercial loan office in Walton County. United has continued to expand its presence in metropolitan Atlanta and the acquisition of Gwinnett accomplishes a long standing strategic goal of encircling metro Atlanta. The aggregate purchase price was approximately $222.9 million, including 5,691,948 shares of United’s common stock and $31.5 million in cash that was exchanged for all of the outstanding common shares and options to purchase common shares of Gwinnett. The value of the common stock issued of $33.62 per share was determined based on the average of the closing market price of United’s common shares over the period beginning two days before and ending two days after the terms of the acquisition were agreed to and announced.

     The following table summarizes the estimated fair values of assets acquired and liabilities assumed on the acquisition date (in thousands):

Gwinnett
Commercial
Group
Assets acquired:
Cash and cash equivalents	$16,472
Federal funds sold	36,655
Investment securities	48,157
Loans, net	526,629
Premises and equipment	16,690
Core deposit intangible	6,874
Goodwill	154,076
Other assets	3,425

Total assets acquired	808,978

Liabilities assumed:
Deposits	567,845
Other borrowed funds	10,000
Other liabilities	8,274

Total liabilities assumed	586,119

Net assets acquired	$222,859

     The financial information below presents the pro forma earnings of United assuming that the results of operations of Gwinnett and Southern Bancorp, Inc., acquired on December 1, 2006, were included in consolidated earnings as of the beginning of the earliest reported period (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Total revenue	$69,221	$77,553	$151,930	$151,078
Net income	13,016	21,054	35,514	40,357

Diluted earnings per share	.26	.43	.72	.82
     At June 30, 2007, accrued merger costs of $3,223,000 remained unpaid relating to acquisitions closed in 2007, 2006 and 2004. The severance and related costs include change in control payments for which payment had been deferred, the majority of which will be paid in January of 2008. Professional fees include legal fees, investment banker fees, and fees for other professional services related to the business combinations. Contract termination costs include amounts claimed by service providers as a result of early termination of service contracts related to the acquisitions. During the first quarter, the one contract termination charge that was in dispute was resolved, and goodwill was reduced accordingly. A reconciliation of the activities in 2007 related to accrued merger costs is below (in thousands):
Activity with accrued merger cost
For the Six Months Ended June 30, 2007

			Amounts
	Beginning	Purchase	Charged to	Amounts	Ending
	Balance	Adjustments	Earnings	Paid	Balance

Severance and related costs	$577	$2,261	$—	$(328)	$2,510
Professional fees	47	705	—	(39)	713
Contract termination costs	804	(785)	—	(19)	—

Totals	$1,428	$2,181	$—	$(386)	$3,223

Note 6 — Reclassification
     Certain amounts for the comparative periods of 2006 have been reclassified to conform to the 2007 presentation.
Note 7 — Recent Accounting Pronouncements
     In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159 (SFAS No. 159), The Fair Value for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objective for accounting for financial instruments. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply SFAS No. 157, Fair Value Measurements. United expects to adopt this standard beginning January 1, 2008. The financial statement impact is being evaluated; however, it is not expected to be material to United’s financial position, results of operations or disclosures.
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
Note 8 — Special Fraud Related Loan Loss Provision
     The second quarter 2007 provision for loan losses included a special $15 million provision for fraud related loan losses in two real estate developments located near Spruce Pine, North Carolina. During the second quarter of 2007, the North Carolina Attorney General obtained a receiver to take custody the developers’ assets citing possible fraud on the part of the developers. United has loans outstanding to 83 individual borrowers that total $23.6 million secured by undeveloped lots in these developments. United was one of twelve banks that had loaned money to borrowers to finance the purchase of lots. The loans were made to appropriately qualified borrowers in accordance with United’s standard underwriting procedures. At the time the loans were made, we were not aware that most of the borrowers were simultaneously obtaining loans for additional lots at other banks and thereby taking on debt possibly beyond their repayment ability. We were also unaware that the borrowers’ down payments were not paid in cash as indicated on the closing statements but were financed by a second mortgage from the developer and that the developer agreed to service the borrowers’ debts. We have also subsequently learned that the appraisals relied upon in the underwriting process had been inflated by using comparable sales that were not at arms length to persons related to the developer and that many of the lots were subdivided into parcels that are too small to be used for their intended purpose. Based on our findings and our internal estimate of expected losses, we recorded a $15 million special provision for loan losses. We are working with the receiver, the other banks involved, the borrowers and our insurance carrier in order to minimize our losses. None of the loans have been charged off, but all were placed on non-accrual status as of June 30, 2007 and included in nonperforming assets.

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
     United is a bank holding company registered with the Federal Reserve under the Bank Holding Company Act of 1956 that was incorporated under the laws of the state of Georgia in 1987 and commenced operations in 1988. At June 30, 2007, United had total consolidated assets of $8.1 billion, total loans of $6.0 billion, total deposits of $6.4 billion and stockholders’ equity of $828.7 million.
     United’s activities are primarily conducted by its wholly owned Georgia and North Carolina banking subsidiaries (which are collectively referred to as the “Banks” in this discussion) and Brintech, Inc., a consulting firm providing professional services to the financial services industry.
     Reported earnings of $11.9 million during the quarter ended June 30, 2007 included a special $15.0 million provision for fraud related loan losses involving two halted real estate developments near Spruce Pine, North Carolina. The after-tax impact of this provision was $9.2 million, or $.20 per diluted share. Because management believes these losses are an isolated and non-recurring event we will highlight operating earnings information, which excludes the special provision to provide a better understanding of our ongoing earnings and credit trends.
     Net operating income was $21.1 million during the second quarter of 2007, an increase of 24% from the $16.9 million earned during the second quarter of 2006. Diluted operating earnings per common share was $.46 for the second quarter of 2007, compared to $.41 for the second quarter of 2006, an increase of 12%. Operating return on tangible equity for the second quarter of 2007 was 17.54%, compared to 17.68% for the second quarter of 2006. Operating return on assets for the second quarter of 2007 was 1.12% as compared to 1.10% for the second quarter of 2006.
     For the first six months of 2007, net operating income was $40.4 million compared to $33.0 million for the same period in 2006, an increase of 23%. Diluted operating earnings per share was $.90 for the six months ended June 30, 2007, compared with $.80 for 2006, an increase of 13%. Operating return on tangible equity for the first six months of 2007 was 17.36% compared to 17.67% for 2006. Operating return on assets for the six months of 2007 was 1.12% compared to 1.10% for 2006.
     Operating earnings were driven by strong revenue growth over the past twelve months. During the first half of 2007, United saw a slow down in loan growth, particularly construction loans for acquisition and development projects. During 2007, competitive pressures drove pricing on certificates of deposit above rates for similar structured wholesale borrowings leading to a shift in funding toward lower priced wholesale borrowed funds.
     Although both net charge offs and nonperforming assets increased from a year ago and last quarter, credit quality remains solid with net charge offs as a percentage of average loans of 15 basis points remaining low by historical measures. Nonperforming assets as a percentage of total assets rose to 54 basis points from 14 basis points a year ago and 20 basis points at the end of the first quarter. Included in nonperforming assets are $23.6 million in loans in the halted real estate developments near Spruce Pine, North Carolina. Excluding the Spruce Pine lot loans, the ratio of nonperforming assets to total assets of 25 basis points is more in line with our long-term trend of 20-35 basis points.
     Fee revenue rose a strong 38% reflecting increases in every category compared to the second quarter of 2006. For the first six months of 2007, fee revenue increased 30% versus 2006. Operating expenses were up 20% from the second quarter of 2006 and up 18% for the first six months of 2007 as compared with the same period a year ago. The increase in operating expenses reflects the added operating expenses of recently acquired banks and the significant de novo expansion activity over the last 18 months.
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

Non-GAAP Earnings Measures
     The presentation of United’s financial results herein highlight net operating income, which is a measure of performance determined by methods other than in accordance with accounting principles generally accepted in the United States, or GAAP. Management included non-GAAP net operating income because it believes it is useful for evaluating United’s operations and performance over periods of time, and uses net operating income in managing and evaluating United’s business and intends to use it in discussions about United’s operations and performance.
     Net operating income excludes the pre-tax effect of the special $15 million fraud related provision for loan losses recorded in the second quarter of 2007 involving lot loans near Spruce Pine, North Carolina because management feels that the circumstances leading to the taking of the special provision were isolated, non-recurring events and do not reflect overall trends in the Registrant’s earnings. Management believes this non-GAAP net operating income provides users of the Registrant’s financial information with a meaningful measure for assessing the Registrant’s financial results and credit trends and comparing financial results to prior periods.
     A reconciliation of operating earnings measures to reported earnings measures using GAAP is presented below:
Table 1 — Operating Earnings to GAAP Earnings Reconciliation
(in thousands, except per share data)

	Second	Six Months Ended
	Quarter	June 30,
	2007	2007
Special provision for fraud related loan losses	$15,000	$15,000
Income tax effect of special provision	5,835	5,835

After-tax effect of special provision	$9,165	$9,165

Net Income Reconciliation
Operating net income	$21,076	$40,421
After-tax effect of special provision	(9,165)	(9,165)

Net income (GAAP)	$11,911	$31,256

Basic Earnings Per Share Reconciliation
Basic operating earnings per share	$.47	$.92
Per share effect of special provision	(.21)	(.21)

Basic earnings per share (GAAP)	$.26	$.71

Diluted Earnings Per Share Reconciliation
Diluted operating earnings per share	$.46	$.90
Per share effect of special provision	(.20)	(.20)

Diluted earnings per share (GAAP)	$.26	$.70

Table 2 — Financial Highlights
Selected Financial Information

						Second
	2007		2006			Quarter	For the Six		YTD
(in thousands, except per share	Second	First	Fourth	Third	Second	2007-2006	Months Ended		2007-2006
data; taxable equivalent)	Quarter	Quarter	Quarter	Quarter	Quarter	Change	2007	2006	Change
INCOME SUMMARY
Interest revenue	$136,237	$129,028	$123,463	$116,304	$107,890		$265,265	$206,928
Interest expense	68,270	63,923	60,912	55,431	49,407		132,193	92,472

Net interest revenue	67,967	65,105	62,551	60,873	58,483	16%	133,072	114,456	16%
Provision for loan losses(1)	3,700	3,700	3,700	3,700	3,700		7,400	7,200
Fee revenue	16,554	14,382	13,215	12,146	11,976	38	30,936	23,734	30

Total operating revenue	80,821	75,787	72,066	69,319	66,759	21	156,608	130,990	20
Operating expenses	47,702	44,841	42,521	41,441	39,645	20	92,543	78,108	18

Income before taxes	33,119	30,946	29,545	27,878	27,114	22	64,065	52,882	21
Income taxes	12,043	11,601	11,111	10,465	10,185		23,644	19,914

Net operating income	21,076	19,345	18,434	17,413	16,929	24	40,421	32,968	23
Fraud loss provision, net of tax(1)	9,165	—	—	—	—		9,165	—

Net income	$11,911	$19,345	$18,434	$17,413	$16,929	(30)	$31,256	$32,968	(5)

OPERATING PERFORMANCE(1)
Earnings per common share:
Basic	$.47	$.45	$.45	$.43	$.42	12	$.92	$.82	12
Diluted	.46	.44	.44	.42	.41	12	.90	.80	13
Return on tangible equity (2)(3)(4)	17.54%	17.18%	17.49%	17.29%	17.68%		17.36%	17.67%
Return on assets (4)	1.12	1.11	1.10	1.09	1.10		1.12	1.10
Dividend payout ratio	19.15	20.00	17.78	18.60	19.05		19.57	19.51

GAAP PERFORMANCE MEASURES
Per common share:
Basic earnings	$.26	$.45	$.45	$.43	$.42	(38)	$.71	$.82	(13)
Diluted earnings	.26	.44	.44	.42	.41	(37)	.70	.80	(13)
Cash dividends declared	.09	.09	.08	.08	.08	13	.18	.16	13
Book value	16.98	14.83	14.37	13.07	12.34	38	16.98	12.34	38
Tangible book value (3)	10.44	11.06	10.57	10.16	9.50	10	10.44	9.50	10
Key performance ratios:
Return on equity (2)(4)	7.05	12.48	13.26	13.22	13.41		9.64	13.33
Return on assets (4)	.64	1.11	1.10	1.09	1.10		.86	1.10
Net interest margin (4)	3.94	3.99	3.99	4.07	4.07		3.96	4.07
Efficiency ratio	56.59	56.56	55.93	56.46	56.04		56.57	56.40
Dividend payout ratio	34.62	20.00	17.78	18.60	19.05		25.35	19.51
Equity to assets	8.94	8.80	8.21	8.04	7.95		8.87	7.99
Tangible equity to assets (3)	6.65	6.66	6.46	6.35	6.22		6.65	6.23

ASSET QUALITY(5)
Allowance for loan losses	$92,471	$68,804	$66,566	$60,901	$58,508		$92,471	$58,508
Non-performing assets	43,601	14,290	13,654	9,347	8,805		43,601	8,805
Net charge-offs	2,124	1,462	1,930	1,307	1,042		3,586	2,287
Allowance for loan losses to loans	1.54%	1.27%	1.24%	1.23%	1.22%		1.54%	1.22%
Non-performing assets to total assets	.54	.20	.19	.14	.14		.54	.14
Net charge-offs to average loans (4)	.15	.11	.15	.11	.09		.13	.10

AVERAGE BALANCES
Loans	$5,619,950	$5,402,860	$5,134,721	$4,865,886	$4,690,196	20	$5,512,005	$4,598,355	20
Investment securities	1,242,448	1,153,208	1,059,125	1,029,981	1,039,707	19	1,198,075	1,039,198	15
Earning assets	6,915,134	6,599,035	6,225,943	5,942,710	5,758,697	20	6,757,959	5,667,213	19
Total assets	7,519,392	7,092,710	6,669,950	6,350,205	6,159,152	22	7,307,231	6,060,526	21
Deposits	5,945,633	5,764,426	5,517,696	5,085,168	4,842,389	23	5,855,530	4,728,730	24
Shareholders’ equity	672,348	624,100	547,419	510,791	489,821	37	648,358	484,420	34
Common shares — basic	44,949	43,000	41,096	40,223	40,156		43,980	40,122
Common shares — diluted	45,761	43,912	42,311	41,460	41,328		44,842	41,259

AT PERIOD END
Loans	$5,999,093	$5,402,198	$5,376,538	$4,965,365	$4,810,277	25	$5,999,093	$4,810,277	25
Investment securities	1,213,659	1,150,424	1,107,153	980,273	974,524	25	1,213,659	974,524	25
Total assets	8,087,667	7,186,602	7,101,249	6,455,290	6,331,136	28	8,087,667	6,331,136	28
Deposits	6,361,269	5,841,687	5,772,886	5,309,219	4,976,650	28	6,361,269	4,976,650	28
Shareholders’ equity	828,731	638,456	616,767	526,734	496,297	67	828,731	496,297	67
Common shares outstanding	48,781	43,038	42,891	40,269	40,179		48,781	40,179

(1)	Excludes effect of special $15 million fraud related provision for loan losses recorded in the second quarter of 2007.

(2)	Net income available to common shareholders, which excludes preferred stock dividends, divided by average realized common equity, which excludes accumulated other comprehensive income (loss).

(3)	Excludes effect of acquisition related intangibles and associated amortization.

(4)	Annualized.

(5)	Asset Quality measures for the second quarter and first six months of 2007 include $23.6 million in nonperforming loans and a special $15 million fraud loss provision that relate to two real estate developments. This fraud-related matter was isolated and considered to be non-recurring. Excluding the non-recurring amounts, the allowance for loan losses would be $77,471, the allowance for loan losses to loans ratio would be 1.29%, non-performing assets would be $19,968 and the ratio of non-performing assets to total assets would be .25% at June 30, 2007.

Net Interest Revenue (Taxable Equivalent)
     Net interest revenue (the difference between the interest earned on assets and the interest paid on deposits and borrowed funds) is the single largest component of total revenue. United actively manages this revenue source to provide an optimal level of revenue while balancing interest rate, credit and liquidity risks. Net interest revenue for the second quarter 2007 was $68.0 million, up $9.5 million, or 16% over last year. The increase from the second quarter of 2006 was driven by strong loan growth in the second half of 2006 that was funded primarily by customer deposits. Average loans increased $929.8 million, or 20%, from the second quarter of last year, mostly reflecting acquisitions completed over the last twelve months. Excluding acquired loans, loan growth was 8% from June 30, 2006. The quarter-end loan balances increased $596.9 million compared with March 31, 2007 of which $533.7 million resulted from the acquisition of First Bank of the South. Excluding the acquisition, second quarter loan growth was $63.2 million or an annualized rate of 5%, which was up slightly from the first quarter but down from recent historical growth trends. Year over year loan growth occurred in all of United’s markets with increases of $79.2 million in north Georgia, $98.9 million in western North Carolina (including $8.1 million in loans acquired through branch acquisitions), $58.0 million in east Tennessee, $60.7 million in the coastal Georgia markets and $892.0 million in the Atlanta Region (including $800.2 million from acquisitions).
     Average interest-earning assets for the second quarter of 2007 increased $1.156 billion, or 20%, over the same period in 2006. The increase reflects organic loan growth and the acquisition of First Bank of the South during the second quarter of 2007 and the acquisition of Southern National Bank in the fourth quarter of 2006, as well as an increase in the investment securities portfolio. The majority of the increase in interest-earning assets was funded by interest-bearing sources resulting in increases in average interest-bearing liabilities of approximately $1.086 billion as compared with June 30, 2006.
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
     For the three months ended June 30, 2007 and 2006, the net interest spread was 3.38% and 3.53%, respectively, while the net interest margin was 3.94% and 4.07%, respectively. Since the Federal Reserve’s last rate increase in June of 2006, rates paid on deposits have continued to rise with loan yields beginning to flatten out thereby compressing the net interest spread and the net interest margin. During most of 2006, rates on certificates of deposit lagged the increase in wholesale borrowing rates allowing us to fund loan growth at a favorable spread to wholesale borrowings. Competition for time deposits pushed rates above wholesale borrowings in early 2007 making wholesale borrowings more attractive for funding loan growth.
     Most of United’s loan portfolio accrues interest at a floating rate. At June 30, 2007, United had approximately $3.1 billion in loans indexed to the daily Prime Rate published in the Wall Street Journal compared with $2.8 billion a year ago. At June 30, 2007 and 2006, United had receive-fixed swap contracts with a total notional value of $530 million and $314 million, respectively, which were used to reduce United’s exposure to changes in interest rates that were accounted for as cash flow hedges of prime-based loans. United also has receive-fixed/pay 1-month LIBOR interest rate swap contracts with an aggregate notional amount of $90 million that are being accounted for as fair value hedges of brokered time deposits and fixed rate Federal Home Loan Bank advances. In addition to the swap contracts, United has purchased interest rate floors having a total notional amount of $500 million for which it paid premiums totaling $13 million that are being accounted for as cash flow hedges of daily repricing, primed-based loans. While the swap contracts hedge our portfolio against the risks of lower interest rates, they will reduce the benefit of interest rate increases in the future. The use of interest rate derivative contracts is more fully explained in the Interest Rate Sensitivity Management section of this report beginning on page 23.
     The average yield on interest-earning assets for the second quarter of 2007 was 7.90%, compared with 7.51% in the second quarter of 2006. The average yield on interest earning assets for the first six months of 2007 was 7.91%, compared with 7.36% for the first six months of 2006. Loan yields were up 39 basis points, compared with the second quarter of 2006, due primarily to the effect of the Federal Reserve’s rate increases during the first half of 2006.
     The average cost of interest-bearing liabilities for the second quarter was 4.52%, an increase of 54 basis points from the same period in 2006. For the six months ended June 30, 2007 the average cost of interest bearing liabilities was 4.51% an increase of 70 basis points. The increase reflects the impact of rising rates on United’s floating rate sources of funding and increased deposit pricing in selected products and markets.

     The following table shows the relationship between interest revenue and expense and the average balances of interest-earning assets and interest-bearing liabilities for the three months ended June 30, 2007 and 2006.
Table 3 — Average Consolidated Balance Sheets and Net Interest Analysis
For the Three Months Ended June 30,

	2007			2006
	Average		Avg.	Average		Avg.
(dollars in thousands, taxable equivalent)	Balance	Interest	Rate	Balance	Interest	Rate

Assets:
Interest-earning assets:
Loans, net of unearned income (1)(2)	$5,619,950	$119,569	8.53%	$4,690,196	$95,127	8.14%
Taxable securities (3)	1,200,268	15,476	5.16	991,701	11,521	4.65
Tax-exempt securities (1) (3)	42,180	721	6.83	48,006	837	6.97
Federal funds sold and other interest-earning assets	52,736	471	3.57	28,794	405	5.63

Total interest-earning assets	6,915,134	136,237	7.90	5,758,697	107,890	7.51

Non-interest-earning assets:
Allowance for loan losses	(73,323)			(57,654)
Cash and due from banks	130,046			129,389
Premises and equipment	158,290			120,870
Other assets (3)	389,245			207,850

Total assets	$7,519,392			$6,159,152

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW	$1,379,423	$11,470	3.34	$1,102,041	$7,342	2.67
Money market	354,815	3,540	4.00	180,757	1,614	3.58
Savings	186,490	374	.80	174,533	226	.52
Time less than $100,000	1,627,708	19,978	4.92	1,344,861	14,066	4.20
Time greater than $100,000	1,372,410	17,892	5.23	1,061,249	12,147	4.59
Brokered	332,857	4,109	4.95	327,962	3,386	4.14

Total interest-bearing deposits	5,253,703	57,363	4.38	4,191,403	38,781	3.71

Federal funds purchased and other borrowings	275,319	3,671	5.35	165,563	2,078	5.03
Federal Home Loan Bank advances	419,287	5,035	4.82	506,531	6,380	5.05
Long-term debt	113,270	2,201	7.79	111,869	2,168	7.77

Total borrowed funds	807,876	10,907	5.42	783,963	10,626	5.44

Total interest-bearing liabilities	6,061,579	68,270	4.52	4,975,366	49,407	3.98

Non-interest-bearing liabilities:
Non-interest-bearing deposits	691,930			650,986
Other liabilities	93,535			42,979

Total liabilities	6,847,044			5,669,331
Shareholders’ equity	672,348			489,821

Total liabilities and shareholders’ equity	$7,519,392			$6,159,152

Net interest revenue		$67,967			$58,483

Net interest-rate spread			3.38%			3.53%

Net interest margin (4)			3.94%			4.07%

(1)	Interest revenue on tax-exempt securities and loans has been increased to reflect comparable interest on taxable securities and loans. The rate used was 39%, reflecting the statutory federal income tax rate and the federal tax adjusted state income tax rate.

(2)	Included in the average balance of loans outstanding are loans where the accrual of interest has been discontinued.

(3)	Securities available for sale are shown at amortized cost. Pretax unrealized losses of $7.8 million in 2007 and $21.6 million in 2006 are included in other assets for purposes of this presentation.

(4)	Net interest margin is taxable equivalent net-interest revenue divided by average interest-earning assets.

     The following table shows the relationship between interest revenue and expense and the average balances of interest-earning assets and interest bearing liabilities for the six months ended June 30, 2007 and 2006.
Table 4 — Average Consolidated Balance Sheets and Net Interest Analysis
For the Six Months Ended June 30,

	2007			2006
	Average		Avg.	Average		Avg.
(dollars in thousands, taxable equivalent)	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (1)(2)	$5,512,005	$233,437	8.54%	$4,598,355	$181,622	7.96%
Taxable securities (3)	1,155,308	29,444	5.10	990,698	22,839	4.61
Tax-exempt securities (1) (3)	42,767	1,456	6.81	48,500	1,683	6.94
Federal funds sold and other interest-earning assets	47,879	928	3.88	29,660	784	5.29

Total interest-earning assets	6,757,959	265,265	7.91	5,667,213	206,928	7.36

Non-interest-earning assets:
Allowance for loan losses	(70,769)			(56,247)
Cash and due from banks	125,367			125,957
Premises and equipment	152,593			118,245
Other assets (3)	342,081			205,358

Total assets	$7,307,231			$6,060,526

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW	$1,351,277	$22,097	3.30	$1,092,245	$13,329	2.46
Money Market	308,541	6,080	3.97	172,128	2,814	3.30
Savings	180,913	683	.76	175,161	454	.52
Time less than $100,000	1,634,569	39,774	4.91	1,307,676	26,101	4.03
Time greater than $100,000	1,378,870	35,808	5.24	1,020,682	22,556	4.46
Brokered	333,800	8,022	4.85	321,562	6,328	3.97

Total interest-bearing deposits	5,187,970	112,464	4.37	4,089,454	71,582	3.53

Federal funds purchased & other borrowings	207,663	5,488	5.33	147,185	3,560	4.88
Federal Home Loan Bank advances	407,583	9,836	4.87	546,405	13,009	4.80
Long-term debt	113,251	4,405	7.84	111,868	4,321	7.79

Total borrowed funds	728,497	19,729	5.46	805,458	20,890	5.23

Total interest-bearing liabilities	5,916,467	132,193	4.51	4,894,912	92,472	3.81

Non-interest-bearing liabilities:
Non-interest-bearing deposits	667,560			639,276
Other liabilities	74,846			41,918

Total liabilities	6,658,873			5,576,106

Shareholders’ equity	648,358			484,420

Total liabilities and shareholders’ equity
	$7,307,231			$6,060,526

Net interest revenue		$133,072			$114,456

Net interest-rate spread			3.40%			3.55%

Net interest margin(4)			3.96%			4.07%

(1)	Interest revenue on tax-exempt securities and loans has been increased to reflect comparable interest on taxable securities and loans. The rate used was 39%, reflecting the statutory federal income tax rate and the federal tax adjusted state incom tax rate.

(2)	Included in the average balance of loans outstanding are loans where the accrual of interest has been discontinued.

(3)	Securities available for sale are shown at amortized cost. Pretax unrealized losses of $8.9 million in 2007 and $17.9 million in 2006 are included in other assets for purposes of this presentation.

(4)	Net interest margin is taxable equivalent net-interest revenue divided by average interest-earning assets.

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
Table 5 — Change in Interest Revenue and Expense on a Taxable Equivalent Basis
(in thousands)

	Three Months Ended June 30, 2007			Six Months Ended June 30, 2007
	Compared to 2006			Compared to 2006
	Increase (decrease)			Increase (decrease)
	Due to Changes in			Due to Changes in
	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Loans	$19,597	$4,845	$24,442	$37,999	$13,816	$51,815
Taxable securities	2,598	1,357	3,955	4,040	2,565	6,605
Tax-exempt securities	(100)	(16)	(116)	(196)	(31)	(227)
Federal funds sold and other interest-earning assets	251	(185)	66	684	(540)	144

Total interest-earning assets	22,346	6,001	28,347	42,527	15,810	58,337

Interest-bearing liabilities:
NOW accounts	2,079	2,049	4,128	3,603	5,165	8,768
Money market accounts	1,717	209	1,926	2,594	672	3,266
Savings deposits	16	132	148	15	214	229
Time deposits less than $100,000	3,240	2,672	5,912	7,287	6,386	13,673
Time deposits greater than $100,000	3,897	1,848	5,745	8,840	4,412	13,252
Brokered deposits	51	672	723	249	1,445	1,694

Total interest-bearing deposits	11,000	7,582	18,582	22,588	18,294	40,882

Federal funds purchased & other borrowings	1,456	137	1,593	1,573	355	1,928
Federal Home Loan Bank advances	(1,059)	(286)	(1,345)	(3,348)	175	(3,173)
Long-term debt	27	6	33	54	30	84

Total borrowed funds	424	(143)	281	(1,721)	560	(1,161)

Total interest-bearing liabilities	11,424	7,439	18,863	20,867	18,854	39,721

Increase in net interest revenue	$10,922	$(1,438)	$9,484	$21,660	$(3,044)	$18,616

Provision for Loan Losses
     The provision for loan losses was $18.7 million for the second quarter of 2007, compared with $3.7 million for the same period in 2006. The second quarter 2007 provision for loan losses included a special $15 million provision for fraud related loan losses in two real estate developments located near Spruce Pine, North Carolina. During the second quarter of 2007, the North Carolina Attorney General obtained a receiver to take custody the developers’ assets citing possible fraud on the part of the developers. United has loans outstanding to 83 individual borrowers that total $23.6 million secured by undeveloped lots in these developments. United was one of thirteen banks that had loaned money to borrowers to finance the purchase of lots. The loans were made to appropriately qualified borrowers in accordance with our standard underwriting procedures. At the time the loans were made, we were not aware that most of the borrowers were simultaneously obtaining loans for additional lots at other banks and thereby taking on debt possibly beyond their repayment ability. We were also unaware that the borrowers’ down payments were not paid in cash as indicated on the closing statements, but were financed by a second mortgage from the developer and that the developer agreed to service the borrowers’ debts. We have also subsequently learned that the appraisals relied upon in the underwriting process had been inflated by using comparable sales that were not at arms length to persons related to the developer and that many of the lots were subdivided into parcels that are too small to be used for their intended purpose. Based on our findings and our internal estimate of expected losses, we recorded a $15 million special provision for loan losses. We are working with the receiver, the other banks involved, the borrowers and our insurance carrier in order to minimize our losses. None of the loans have been charged off, but were placed on non-accrual status as of June 30, 2007 and included in nonperforming assets.
     Net loan charge-offs as an annualized percentage of average outstanding loans for the three months ended June 30, 2007 was .15%, as compared with .09% for the second quarter of 2006. For the first six months of 2007 net loan charge offs as an annualized percentage of average outstanding loans was .13% versus .10% for 2006. Net loan charge-offs continued at low levels in the second quarter but will likely exceed the Company’s historical six-year range of .11% to .25% in the next few quarters as loans in the two developments near Spruce Pine, North Carolina become delinquent and are charged off. Excluding expected charge offs related to the Spruce Pine developments, net charge offs are expected to remain within our historical range.

     The provision for loan losses is based on management’s evaluation of losses inherent in the loan portfolio and the corresponding analysis of the allowance for loan losses at quarter-end. Additional discussion on loan quality and the allowance for loan losses is included in the Asset Quality section of this report.
Fee Revenue
     Fee revenue for the second quarter of 2007 totaled $16.6 million, an increase of $4.6 million, or 38% from 2006. Fee revenue accounted for approximately 20% of total revenue for the second quarter of 2007, compared with 18% for the second quarter of 2006. During the first six months of 2007, fee revenue totaled $30.9 million compared with $23.7 million for 2006, an increase of 30%. This strong growth is the result of United’s continued focus on increasing fee revenue through new products and services. The following table presents the components of fee revenue for the second quarter of 2007 and 2006.
Table 6 — Fee Revenue
For the Three and Six Months Ended June 30,
(dollars in thousands)

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2007	2006	Change	2007	2006	Change
Service charges and fees	$7,975	$6,828	17%	$15,228	$13,181	16%
Mortgage loan and other related fees	2,476	1,708	45	4,699	3,221	46
Consulting fees	2,241	1,572	43	3,988	3,156	26
Brokerage fees	1,192	796	50	2,136	1,646	30
Securities gains (losses), net	1,386	—		1,593	(3)
Loss on prepayments of borrowings	(1,164)	(290)		(1,164)	(290)
Other	2,448	1,362	80	4,456	2,823	58

Total	$16,554	$11,976	38	$30,936	$23,734	30

     Service charges and fees for the second quarter of 2007 increased $1.1 million, or 17% from 2006. This increase was primarily due to growth in transactions and new accounts resulting from core deposit programs, growth in overdraft products, and the cross-selling of other products and services. Also included in service charges and fees were ATM and debit card usage fees which rose $350,000 from a year ago, primarily the result of a larger customer base added through acquisitions, de novo growth and core deposit programs.
     Mortgage loans and related fees of $2.5 million for the quarter were up $768,000, or 45%, from 2006. The increase is due to a rise in the amount of originations assisted by improved pricing. In the second quarter of 2007, United originated 659 loans totaling $122 million compared with 510 loans totaling $92 million in the second quarter of 2006. Substantially all originated residential mortgages were sold into the secondary market, including the right to service these loans.
     Consulting fees of $2.2 million were up $669,000, a 43% increase from the second quarter of 2006. The increase was primarily due to growth in advisory services.
     Brokerage fees of $1.2 million were up $396,000, or 50%, from the second quarter of 2006. This increase was due primarily to an increase in trading activity resulting from a strong market.
     During the second quarter, as part of its balance sheet management activities, United prepaid a $25 million Federal Home Loan Bank advance and incurred a charge of $1.2 million. The interest rate on the advance was approximately 100 basis points above market. The loss on the prepayment of the Federal Home Loan Bank advance was offset with $1.4 million in gains from the sale of equity securities.
     Other fee revenue of $2.4 million increased $1,086,000, or 80% from 2006. This increase is primarily due to purchase of additional Bank Owned Life Insurance that added $632,000 of fee revenue for second quarter 2007 related to earnings recognized on the cash surrender value of the assets.

Operating Expenses
     For the three months ended June 30, 2007, total operating expenses were $47.7 million, an increase of 20%, compared with $39.6 million in 2006. Operating expenses from First Bank of the South, acquired on June 1, 2007 and Southern National Bank, acquired on December 1, 2006 accounted for approximately for approximately $2.3 million of the $8.1 million increase. The following table presents the components of operating expenses for the three and six months ended June 30, 2007 and 2006.
Table 7 — Operating Expenses
For the Three and Six Months Ended June 30,
(dollars in thousands)

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2007	2006	Change	2007	2006	Change

Salaries and employee benefits	$30,022	$24,469	23%	$58,339	$48,353	21%
Communications and equipment	3,845	3,731	3	7,657	7,107	8
Occupancy	3,316	2,916	14	6,507	5,848	11
Advertising and public relations	2,098	1,948	8	4,114	3,836	7
Postage, printing and supplies	1,680	1,289	30	3,340	2,805	19
Professional fees	2,010	1,069	88	3,489	2,230	56
Amortization of intangibles	633	503	26	1,197	1,006	19
Other	4,098	3,720	10	7,900	6,923	14

Total	$47,702	$39,645	20	$92,543	$78,108	18

     Salaries and employee benefits for the second quarter of 2007 totaled $30.0 million, an increase of $5.6 million, or 23%, over the same period in 2006. Acquisitions accounted for approximately $1.5 million of the increase, with the remainder primarily due to the cost of staffing de novo locations and business growth. At June 30, 2007, total staff was 2,017, an increase of 244 employees from the second quarter of 2006. Of this increase, 64 staff members, representing 26% of the increase in staff, were added for de novo expansion and 118 staff members, representing 48% of the increase in staff, were added through acquisitions.
     Communication and equipment expense for the second quarter of 2007 was up $114,000, or 3%, from 2006. This increase is the result of acquisitions offset by lower depreciation and maintenance charges.
     Occupancy expense for the second quarter of 2007 was up $400,000, or 14%, from 2006. The majority of this increase was the result of higher facilities costs and maintenance expenses resulting from additional banking offices added through de novo expansion and acquisitions.
     Advertising and public relations expense for the second quarter of 2007 was up $150,000, or 8%, from 2006. A portion of the increase relates to additional costs of sponsorships designed to increase brand awareness, while the remainder of the increase reflects the cost associated with initiatives designed to raise core deposits, ongoing efforts to generate brand awareness in new markets added by de novo expansion and by the recent acquisitions of First Bank of the South and Southern National Bank.
     Postage, printing and supplies expense for the second quarter of 2007 was up $391,000, or 30%, from 2006. The increase is primarily from higher cost of postage and courier costs resulting from the growing number of offices, both through acquisitions and de novo expansion.
     Professional fees increased $941,000, or 88%, from 2006. Increasing legal costs associated with the loan workouts and other corporate initiatives, along with the higher cost of outsourced services contributed to this increase.
     Other expense increased by $378,000, or 10%, from 2006. The majority of this increase is the result of higher costs of ATMs and internet banking activities associated with continued business growth within existing markets and de novo expansion.
     The efficiency ratio measures total operating expenses as a percentage of total revenue, excluding the provision for loan losses, gains or losses from prepayment of borrowings, and net securities gains or losses. United’s efficiency ratio for the second quarter was 56.59% compared with 56.04% for the second quarter of 2006. United’s efficiency ratio remained within management’s long-term efficiency goal of 56% - 58%.

Income Taxes
     Income tax expense was $5.8 million for the second quarter, as compared with $9.7 million for the second quarter of 2006, representing a 32.6% and 36.5% effective tax rate, respectively. For the first six months of 2007 and 2006, income tax expense was $16.9 million and $19.0 million, respectively. The effective tax rate for the same periods was 35.1% and 36.6%, respectively. The effective tax rates were lower than the statutory tax rates primarily due to interest and revenue on certain investment securities and loans that are exempt from income taxes, tax exempt fee revenue and tax credits received on affordable housing investments. The tax rates for 2007 are lower than 2006 primarily as a result of the $15 million special provision for fraud related loan losses which resulted in a deferred tax benefit at the blended federal and state statutory tax rate of 38.9%. This special provision reduced taxable income without a proportionate decrease in revenue from tax exempt sources. Absent the special provision, the second quarter 2007 effective tax rate would have been 35.5% which is down from a year ago mostly due to an additional $50 million investment in Bank Owned Life Insurance in the second quarter of 2007. Additional information regarding income taxes can be found in Note 14 to the consolidated financial statements filed with United’s 2006 Form 10-K.
Balance Sheet Review
     Total assets at June 30, 2007 were $8.1 billion, compared with $6.3 billion at June 30, 2006. Average total assets for the second quarter of 2007 were $7.5 billion, up $1.4 billion from average assets in the second quarter of 2006. Much of the growth in assets was the result of the acquisitions of First Bank of the South on June 1, 2007 with total assets of $809 million, including intangible assets, and Southern National Bank on December 1, 2006 with total assets of $416 million in assets, including intangible assets. Loan growth was strong in the second half of 2006 but slowed in the first half of 2007 primarily due to a surplus of housing and finished lot inventory within United’s markets. Much of United’s loan growth over the years has come from construction and land development projects and, in the first half of 2007, many developers were delaying development projects until housing and finished lot inventories return to more normal levels. Also, because of the longer expected marketing times and concern for a price correction, United’s own internal underwriting standards were tightened.
Loans
     The following table presents a summary of the loan portfolio.
Table 8 — Loans Outstanding
(dollars in thousands)

	June 30,	December 31,	June 30,
	2007	2006	2006

Commercial (commercial and industrial)	$420,608	$295,698	$255,546
Commercial (secured by real estate)	1,461,286	1,229,910	1,129,973

Total commercial	1,881,894	1,525,608	1,385,519
Construction and land development	2,522,097	2,333,585	1,994,860
Residential mortgage	1,412,597	1,337,728	1,261,107
Installment	182,505	179,617	168,791

Total loans	$5,999,093	$5,376,538	$4,810,277

As a percentage of total loans:
Commercial (commercial and industrial)	7%	6%	5%
Commercial (secured by real estate)	24	23	24

Total commercial	31	29	29
Construction and land development	42	43	41
Residential mortgage	24	25	26
Installment	3	3	4

Total	100%	100%	100%

     At June 30, 2007, total loans were $6.0 billion, an increase of $1.2 billion, or 25%, from June 30, 2006. During 2006, United experienced strong loan growth in all markets, with particular strength in construction and land development loans. That growth slowed in the first half of 2007. With the acquisition of First Bank of the South, United gained additional expertise in commercial lending that United plans to leverage to better diversify the loan portfolio and boost overall loan growth. The addition of First Bank of the South pushed commercial loans to 31% of the loan portfolio at June 30, 2007 from 29% at December 31, 2006.

Asset Quality and Risk Elements
     United manages asset quality and controls credit risk through close review and oversight of the loan portfolio as well as adherence to policies designed to promote sound underwriting and loan monitoring practices. United’s credit administration function is responsible for monitoring asset quality, establishing credit policies and procedures and enforcing the consistent application of these policies and procedures at all of United’s community banks. Additional information on the credit administration function is included in Item 1 under the heading Loan Review and Non-performing Assets in United’s Annual Report on Form 10-K.
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
     The following table presents a summary of the changes in the allowance for loan losses for the three-month and six-month periods ended June 30, 2007 and 2006.
Table 9 — Summary of Loan Loss Experience
(dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Balance beginning of period	$68,804	$55,850	$66,566	$53,595
Allowance from acquisitions	7,091	—	7,091	—
Loans charged-off	(2,751)	(1,530)	(4,717)	(3,413)
Recoveries	627	488	1,131	1,126

Net charge-offs	(2,124)	(1,042)	(3,586)	(2,287)
Provision for loan losses	18,700	3,700	22,400	7,200

Balance end of period	$92,471	$58,508	$92,471	$58,508

Total loans:
At period end	$5,999,093	$4,810,277	$5,999,093	$4,810,277
Average	5,619,950	4,690,196	5,512,005	4,598,355
As a percentage of average loans (annualized):
Net charge-offs	.15%	.09%	.13%	.10%
Provision for loan losses	1.33	.32	.81	.31
Allowance as a percentage of period end loans	1.54	1.22	1.54	1.22
Allowance as a percentage of period end non-performing loans	300	898	300	898
     Management believes that the allowance for loan losses at June 30, 2007 is adequate to absorb losses inherent in the loan portfolio. This assessment involves uncertainty and judgment; therefore, the adequacy of the allowance for loan losses cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examination of the Banks, may require adjustments to the provision for loan losses in future periods if, in their opinion, the results of their review warrant such additions.

Non-performing Assets
     The table below summarizes non-performing assets.
Table 10 — Non-Performing Assets
(dollars in thousands)

	June 30,	December 31,	June 30,
	2007	2006	2006
Non-accrual loans	$30,849	$12,458	$6,518
Loans past due 90 days or more and still accruing	—	—	—

Total non-performing loans	30,849	12,458	6,518
Other real estate owned	12,752	1,196	2,287

Total non-performing assets	$43,601	$13,654	$8,805

Non-performing loans as a percentage of total loans	.51%	.23%	.14%

Non-performing assets as a percentage of total assets	.54	.19	.14
     Non-performing loans totaled $30.8 million at June 30, 2007, compared with $12.5 million at December 31, 2006 and $6.5 million at June 30, 2006. The increase in non-performing loans at June 30, 2007 is due to the $23.6 million in lot loans in the two real estate developments in Spruce Pine, North Carolina that were placed in the custody of a receiver by the North Carolina Attorney General. Excluding those loans the ratio of non-performing loans to total loans would be 12 basis points at June 30, 2007, down from both June 30, 2006 and December 31, 2006. Non-performing assets, which include non-performing loans and foreclosed real estate, totaled $43.6 million at June 30, 2007, compared with $13.7 million at December 31, 2006 and $8.8 million at June 30, 2006.
     United’s policy is to place loans on non-accrual status when, in the opinion of management, the principal and interest on a loan is not likely to be repaid in accordance with the loan terms or when the loan becomes 90 days past due and is not well secured and in the process of collection. When a loan is placed on non-accrual status, interest previously accrued, but not collected, is reversed against current interest revenue. Depending on management’s evaluation of the borrower and loan collateral, interest revenue on a non-accrual loan may be recognized on a cash basis as payments are received. There were no commitments to lend additional funds to customers whose loans were on non-accrual status at June 30, 2007.
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
     Total investment securities available for sale at quarter-end increased $239 million from a year ago. The growth in the investment securities portfolio was consistent with growth in the rest of the balance sheet. At June 30, 2007 and June 30, 2006, the securities portfolio accounted for approximately 15% of total assets. At December 31, 2006, the securities portfolio as a percentage of assets was 16%.
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

Deposits
     Total deposits at June 30, 2007 were $6.4 billion, an increase of $1.4 billion, or 28%, from June 30, 2006. Total non-interest-bearing demand deposit accounts of $773 million increased $111 million, or 17%, NOW accounts of $1.4 billion increased $341 million, or 31%, money market accounts of $505 million increased $306 million, or 154%, and savings accounts of $207 million increased $33 million, or 19% reflecting the acquisitions of First Bank of the South, Southern National Bank and two branches in western North Carolina and the ongoing success of United’s initiatives to raise core deposits. Excluding acquisitions, demand, NOW, money market and savings accounts increased $243 million, or 11%, from June 30, 2006.
     Total time deposits as of June 30, 2007 were $3.1 billion, an increase of $586 million, or 23%, from the second quarter of 2006. Time deposits less than $100,000 totaled $1.7 billion, compared with $1.4 billion a year ago, an increase of 19%. Time deposits of $100,000 and greater totaled $1.4 billion compared with $1.1 billion at June 30, 2006, an increase of 29%. Although much of the increase was the result of the acquisitions, in 2006 time deposit rates lagged the rise in rates on comparable wholesale borrowings allowing us to aggressively fund our balance sheet with certificates of deposits at rates as much as 100 basis points below wholesale borrowing rates. In late 2006 and into early 2007, competition for time deposits drove rates above wholesale borrowings leading us to allow non-relationship time deposits to leave the bank in favor of lower priced wholesale funding sources. Despite the shift in funding toward wholesale borrowings, our loan to deposit ratio remains below 100%.
     United utilizes “brokered” time deposits, issued in certificates of less than $100,000, as an alternative source of cost-effective funding. Brokered time deposits outstanding at June 30, 2007 were $348 million compared with $340 million at June 30, 2006, an increase of 2%.
Wholesale Funding
     At June 30, 2007, both of the Banks were shareholders in a Federal Home Loan Bank (“FHLB”). Through this affiliation, FHLB secured advances totaled $499 million and $459 million at June 30, 2007 and 2006, respectively. United anticipates continued utilization of this short and long-term source of funds. FHLB advances outstanding at June 30, 2007 had both fixed and floating interest rates ranging from 2.85% to 6.59%. Additional information regarding FHLB advances, including scheduled maturities, is provided in Note 10 to the consolidated financial statements included in United’s 2006 Form 10-K.
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
     One of the tools management utilizes to estimate the sensitivity of net interest revenue to changes in interest rates is an interest rate simulation model. Such estimates are based upon a number of assumptions for various scenarios, including the level of balance sheet growth, deposit repricing characteristics and the rate of prepayments. The simulation model measures the potential change in net interest revenue over a twelve-month period under various interest rate scenarios. United’s baseline scenario assumes rates remain flat (“flat rate scenario”) over the next twelve months and is the scenario that all others are compared to in order to measure the change in net interest revenue. United runs ramp scenarios that assume gradual increases and decreases of 200 basis points each over the next twelve months. United’s policy for net interest revenue simulation is limited to a change from the flat rate scenario of less than 10% for the up or down 200 basis point ramp scenarios over twelve months. At June 30, 2007, United’s simulation model indicated that a 200 basis point increase in rates over the next twelve months would cause an approximate 1.7% increase in net interest revenue and a 200 basis point decrease in rates over the next twelve months would cause an approximate .8% decrease in net interest revenue.
     In order to manage its interest rate sensitivity, United uses off-balance sheet contracts that are considered derivative financial instruments. Derivative financial instruments can be a cost and capital effective means of modifying the repricing characteristics of on-balance sheet assets and liabilities. At June 30, 2007, United was a party to interest rate swap contracts under which it pays a variable rate and receives a fixed rate, and interest rate floor contracts in which United pays a premium to a counterparty who agrees to pay United the difference between a variable rate and a strike rate if the variable rate falls below the strike rate.

     The following table presents the interest rate swap contracts outstanding at June 30, 2007.
Table 11 — Derivative Financial Instruments
As of June 30, 2007
(dollars in thousands)

		Rate
	Notional	Received /
Type/Maturity	Amount	Floor Rate	Rate Paid	Fair Value(8)
Fair Value Hedges:
LIBOR Swaps (Brokered CDs)
September 29, 2008 (1)	$10,000	5.25%	5.31%	$(13)
June 18, 2008 (2)	20,000	5.15	4.98	8
November 3, 2008 (3)	10,000	5.00	5.05	(10)

Total:	40,000	5.14	5.08	(15)

LIBOR Swaps (FHLB Advances)
January 5, 2009 (4)	25,000	5.06	5.21	(46)
March 2, 2009 (5)	25,000	4.90	5.19	(83)

Total:	50,000	4.98	5.20	(129)

Total Fair Value Hedges	90,000	5.05	5.15	(144)

Cash Flow Hedges:
Prime Swaps (Prime Loans) (6)
November 5, 2007	50,000	8.41	8.25	(15)
February 1, 2008	50,000	8.40	8.25	(20)
April 17, 2008	50,000	8.25	8.25	(60)
April 17, 2008	50,000	8.25	8.25	(61)
May 1, 2008	50,000	8.33	8.25	(16)
May 1, 2008	50,000	8.34	8.25	(12)
August 4, 2008	50,000	8.32	8.25	(24)
November 4, 2008	100,000	8.32	8.25	(51)
February 1, 2009	25,000	8.31	8.25	(17)
May 4, 2009	30,000	8.29	8.25	(14)
June 11, 2010	25,000	8.26	8.25	77

Total:	530,000	8.32	8.25	(213)

Prime Floors (Prime Loans) (7)
February 1, 2009	25,000	8.75		249
May 1, 2009	25,000	8.75		293
August 1, 2009	75,000	8.75		1,013
November 1, 2009	75,000	8.75		1,141
February 4, 2010	100,000	8.75		1,696
May 4, 2010	100,000	8.75		1,863
August 1, 2010	50,000	8.75		1,015
August 4, 2010	50,000	8.75		1,017

Total:	500,000			8,287

Total Cash Flow Hedges:	1,030,000			8,074

Total Derivative Contracts	$1,120,000			$7,930

(1)	Rate Paid equals 1-Month LIBOR minus .0075

(2)	Rate Paid equals 1-Month LIBOR minus .2725

(3)	Rate Paid equals 1-Month LIBOR minus .3435

(4)	Rate Paid equals 1-Month LIBOR minus .1101

(5)	Rate Paid equals 1-Month LIBOR minus .1280

(6)	Rate Paid equals Prime rate as of June 30, 2007

(7)	Floor contracts receive cash payments equal to the floor rate less the prime rate.

(8)	Excludes accrued interest

     United’s derivative financial instruments are classified as either cash flow or fair value hedges. The change in fair value of cash flow hedges is recognized in other comprehensive income. Fair value hedges recognize currently in earnings both the impact of the change in the fair value of the derivative financial instrument and the offsetting impact of the change in fair value of the hedged asset or liability. At June 30, 2007, United had interest rate swap contracts with a total notional amount of $530 million that were designated as cash flow hedges of prime based loans. United had interest rate floor contracts with a total notional of $500 million that were also designated as cash flow hedges of prime based loans. United also has five receive fixed, pay LIBOR swap contracts with a total notional of $90 million that were accounted for as fair value hedges of brokered deposits and fixed rate FHLB advances.
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
Liquidity Management
     The objective of liquidity management is to ensure that sufficient funding is available, at reasonable cost, to meet ongoing operational cash needs and to take advantage of revenue producing opportunities as they arise. While the desired level of liquidity will vary depending upon a variety of factors, it is the primary goal of United to maintain a sufficient level of liquidity in all expected economic environments. Liquidity is defined as the ability to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management involves maintaining United’s ability to meet the daily cash flow requirements of the Banks’ customers, both depositors and borrowers.
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
     The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and the maturities and sales of securities. Mortgage loans held for sale totaled $30.6 million at June 30, 2007, and typically turn over every 45 days as the closed loans are sold to investors in the secondary market.
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
     United has available a line of credit and a joint credit agreement at its holding company with other financial institutions totaling $75 million. At June 30, 2007, United had no outstanding balances on these credit facilities. United had sufficient qualifying collateral to increase FHLB advances by $425 million at June 30, 2007. United’s internal policy limits brokered deposits to 25% of total non-brokered deposits. At June 30, 2007, United had the capacity to increase brokered deposits by $1.156 billion and still remain within this limit.
     As disclosed in United’s consolidated statement of cash flows, net cash provided by operating activities was $47.0 million for the six months ended June 30, 2007. The major contributors in this category were net income of $31.3 million plus non cash expenses for depreciation, amortization and accretion of $6.7 million, provision for loan losses of $22.4 million, stock based compensation of $1.6 million, a decrease in mortgage loans held for sale of $4.7 million. Those sources were offset by uses including a decrease in accrued expenses and other liabilities of $13.3 million and an increase in other assets and accrued interest receivable of $5.7 million. Net cash used by investing activities of $249.0 million consisted primarily of a net increase in loans totaling $113.6 million, purchases of investment securities of $301 million, the purchase of Bank Owned Life Insurance of $50 million, purchases of premises and equipment of $20.4 million and cash paid for acquisitions of $4.3 million. Net cash provided by financing activities of $224.9 million consisted primarily of a net increase in deposits of $20.5 million and a net increase in federal funds purchased, repurchase agreements, and other short-term borrowings of $209.2 million that were offset by the use of cash for dividends paid of $7.3 million. In the opinion of management, the liquidity position at June 30, 2007 is sufficient to meet its expected cash flow requirements.

Capital Resources and Dividends
     Shareholders’ equity at June 30, 2007 was $828.7 million, an increase of $332.4 million, or 67%, from June 30, 2006. Accumulated other comprehensive income (loss) is not included in the calculation of regulatory capital adequacy ratios. Excluding the change in the accumulated other comprehensive income (loss), shareholders’ equity increased $326 million, or 63%, from June 30, 2006. Dividends of $8.3 million, or $.18 per share, were declared on common stock during the first six months of 2007, an increase of 29% from the amount declared in the same period in 2006 due to a 13% increase in the dividend rate and an increase in the number of outstanding shares primarily resulting from the acquisitions of First Bank of the South and Southern National Bank. The dividend payout ratio was 19% for the second quarters of 2007 and 2006 based on basic operating earnings per share. The dividend payout ratio for the second quarter of 2007 was 35% based on basic earnings per share determined in accordance with GAAP. Although, United retains a portion of its earnings in order to provide a cost-effective source of capital for continued growth and expansion, the company recognizes that cash dividends are an important component of shareholder value, and therefore, provides for cash dividends when earnings and capital levels permit.
     United had in place a Board approved repurchase authorization of 1,000,000 shares of its outstanding common stock that expires on December 31, 2007. No purchases had been made under that authorization during the first half of 2007. At its July 19, 2007 meeting, United’s Board of Directors increased the authorization to 2,000,000 shares.
     United’s common stock trades on the Nasdaq Global Select Market under the symbol “UCBI”. Below is a quarterly schedule of high, low and closing stock prices and average daily volume for 2007 and 2006.
Table 12 — Stock Price Information

	2007				2006
				Avg Daily				Avg Daily
	High	Low	Close	Volume	High	Low	Close	Volume
First quarter	$34.98	$30.81	$32.79	232,269	$29.64	$26.02	$28.15	59,252
Second quarter	33.03	25.80	25.89	266,682	31.26	27.02	30.44	92,937
Third quarter					33.10	27.51	30.05	86,495
Fourth quarter					33.37	29.03	32.32	87,626
     The increase in the average daily trading volume in the first half of 2007 resulted from United’s inclusion in Standard & Poors’ SmallCap 600 index on March 9, 2007.
     The following table presents the quarterly cash dividends declared in 2007 and 2006 and the respective payout ratios as a percentage of basic operating earnings per share, which excludes the effect of a $15 million special fraud-related loan loss provision in the second quarter of 2007.
Table 13 — Dividend Payout Information

	2007			2006
	Dividend	Payout %		Dividend	Payout %

First quarter	$.09	20		$.08	20
Second quarter	.09	19	*	.08	19
Third quarter				.08	19
Fourth quarter				.08	18

*	Based on basic operating earnings per share which excludes the effect of the $15 million special fraud-related provision for loan losses. Including the special provision, the dividend payout ratio was 35% for the second quarter of 2007.

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
     The following table shows United’s capital ratios, as calculated under regulatory guidelines, at June 30, 2007 and 2006.
Table 14 — Capital Ratios
(dollars in thousands)

	2007		2006
	Actual	Regulatory	Actual	Regulatory
	Amount	Minimum	Amount	Minimum

Tier I Leverage:
Amount	$567,478	$216,007	$443,094	$181,376
Ratio	7.88%	3.00%	7.33%	3.00%

Tier I Risk-Based:
Amount	$567,478	$253,182	$443,094	$202,567
Ratio	8.97%	4.00%	8.75%	4.00%

Total Risk-Based:
Amount	$713,237	$506,365	$571,202	$405,134
Ratio	11.27%	8.00%	11.28%	8.00%
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
Item 3. Quantitative and Qualitative Disclosure About Market Risk
     There have been no material changes in United’s quantitative and qualitative disclosures about market risk as of June 30, 2007 from that presented in the Annual Report on Form 10-K for the year ended December 31, 2006. The interest rate sensitivity position at June 30, 2007 is included in management’s discussion and analysis on page 23 of this report.
Item 4. Controls and Procedures

     United’s management, including the Chief Executive Officer and Chief Financial Officer, supervised and participated in an evaluation of the company’s disclosure controls and procedures as of June 30, 2007. Based on, and as of the date of, that evaluation, United’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective in accumulating and communicating information to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures of that information under the Securities and Exchange Commission’s rules and forms and that the disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports that are filed or submitted by United under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
     There were no changes in United’s internal controls over financial reporting that occurred during United’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, United’s internal controls over financial reporting.
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
Item 4. Submission of Matters to a Vote of Security Holders
United held its annual meeting of shareholders on April 25, 2007.
At the annual meeting, the shareholders elected Jimmy C. Tallent, Robert L. Head, Jr., W.C. Nelson, Jr., A. William Bennett, Robert H. Blalock, Guy W. Freeman, Thomas C. Gilliland, Charles E. Hill, Hoyt O. Holloway, Clarence W. Mason, Sr., and Tim Wallis as directors to serve until the next annual meeting and until their successors are elected and qualified. Of the 43,026,669 shares outstanding on the record date, 34,028,084 shares were voted representing 79% of the outstanding shares. The elections were approved by the votes set forth in the following table.

Election of Directors	Shares Voted in Favor	Shares Withheld
Jimmy C. Tallent	33,423,855	604,229
Robert L. Head, Jr.	33,161,802	866,282
W.C. Nelson, Jr.	33,186,769	841,315
A. William Bennett	33,381,791	646,293
Robert H. Blalock	33,788,243	239,841
Guy W. Freeman	33,182,172	845,912
Thomas C. Gilliland	33,269,168	758,916
Charles E. Hill	33,573,789	454,295
Hoyt O. Holloway	33,479,946	548,138
Clarence W. Mason, Sr.	33,580,605	447,479
Tim Wallis	33,787,574	240,510
Shareholders also voted on proposals to approve the Amended and Restated 2000 Key Employee Stock Option Plan and to implement a new Management Incentive Plan. Both proposals were approved by the votes set forth in the following table.

Other Proposals	Shares Voted in Favor	Shares Voted Against	Shares Withheld
Amended and Restated 2000 Key Employee Stock Option Plan	26,889,660	1,015,469	6,122,956

Management Annual Incentive Plan	33,033,737	717,961	276,386
Item 5. Other Information — None

Item 6. Exhibits

3.1	Restated Articles of Incorporation of United Community Banks, Inc., (incorporated herein by reference to Exhibit 3.1 to United Community Banks, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, File No. 0-21656, filed with the Commission on August 14, 2001).

3.2	Amendment to the Restated Articles of Incorporation of United Community Banks, Inc. (incorporated herein by reference to Exhibit 3.3 to United Community Banks, Inc.’s Registration Statement on Form S-4, File No. 333-118893, filed with the Commission on September 9, 2004).

3.3	Amended and Restated Bylaws of United Community Banks, Inc., dated September 12, 1997 (incorporated herein by reference to Exhibit 3.1 to United Community Banks, Inc.’s Annual Report on Form 10-K, for the year ended December 31, 1997, File No. 0-21656, filed with the Commission on March 27, 1998).

4.1	See Exhibits 3.1, 3.2 and 3.3 for provisions of the Restated Articles of Incorporation, as amended, and Amended and Restated Bylaws, which define the rights of the Shareholders.

10.1	Amendment No. 1 to United Community Banks, Inc.’s Amended and Restated 2000 Key Employee Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to United Community Banks, Inc.’s Form 8-K date April 13, 2007, File No. 0-21656, filed with the Commission on April 13, 2007).

10.2	United Community Banks, Inc.’s Amended and Restated 2000 Key Employee Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to United Community Banks, Inc.’s Form 8-K dated May 1, 2007, File No. 0-21656, filed with the Commission on May 1, 2007).

10.3	United Community Banks, Inc.’s Management Incentive Plan (incorporated herein by reference to Exhibit 10.5 to United Community Banks, Inc.’s Form 8-K dated May 1, 2007, File No. 0-21656, filed with the Commission on May 1, 2007).

31.1	Certification by Jimmy C. Tallent, President and Chief Executive Officer of United Community Banks, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Rex S. Schuette, Executive Vice President and Chief Financial Officer of United Community Banks, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: August 8, 2007