Form 10-Q/A
period 2007-06-30
UNITED COMMUNITY BANKS INC
filed 2007-08-10
CIK 857855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE
United Community Banks, Inc. is filing this amendment on Form 10-Q/A for the quarter ended June 30, 2007 to correct the cover page which erroneously and inadvertently indicated that the registrant was a shell company.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No 1. to the Report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED COMMUNITY BANKS, INC.
/s/ Jimmy C. Tallent
Jimmy C. Tallent
President and Chief Executive Officer (Principal Executive Officer)

/s/ Rex S. Schuette
Rex S. Schuette Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Alan H. Kumler
Alan H. Kumler Senior Vice President and Controller (Principal Accounting Officer) Date: August 10, 2007

EXHIBIT INDEX

31.1	Certification by Jimmy C. Tallent, President and Chief Executive Officer of United Community Banks, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Rex S. Schuette, Executive Vice President and Chief Financial Officer of United Community Banks, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.