Form 10-Q
period 2007-09-30
UNITED COMMUNITY BANKS INC
filed 2007-11-07
CIK 857855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from ______ to ______
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
YES ☐   NO ☑
Common stock, par value $1 per share: 47,542,366 shares
outstanding as of September 30, 2007

Part I – Financial Information
Item 1 – Financial Statements
   UNITED COMMUNITY BANKS, INC.
   Consolidated Statement of Income (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2007	2006	2007	2006

Interest revenue:
Loans, including fees	$127,213	$103,190	$361,085	$285,038
Investment securities:
Taxable	16,637	11,822	46,081	34,661
Tax exempt	428	474	1,313	1,497
Federal funds sold and deposits in banks	134	365	272	685

Total interest revenue	144,412	115,851	408,751	321,881

Interest expense:
Deposits:
NOW	12,046	8,100	34,143	21,429
Money market	5,002	2,155	11,082	4,969
Savings	553	226	1,236	680
Time	42,862	34,694	126,466	89,679

Total deposit interest expense	60,463	45,175	172,927	116,757
Federal funds purchased, repurchase agreements, & other short-term borrowings	4,738	2,254	10,226	5,814
Federal Home Loan Bank advances	5,902	5,828	15,738	18,837
Long-term debt	2,100	2,174	6,505	6,495

Total interest expense	73,203	55,431	205,396	147,903

Net interest revenue	71,209	60,420	203,355	173,978
Provision for loan losses	3,700	3,700	26,100	10,900

Net interest revenue after provision for loan losses	67,509	56,720	177,255	163,078

Fee revenue:
Service charges and fees	7,855	6,914	23,083	20,095
Mortgage loan and other related fees	2,118	1,928	6,817	5,149
Consulting fees	2,381	2,040	6,369	5,196
Brokerage fees	895	784	3,031	2,430
Securities gains (losses), net	225	(382)	1,818	(385)
Losses on prepayment of borrowings	—	(346)	(1,164)	(636)
Other	2,141	1,208	6,597	4,031

Total fee revenue	15,615	12,146	46,551	35,880

Total revenue	83,124	68,866	223,806	198,958

Operating expenses:
Salaries and employee benefits	29,698	26,087	88,037	74,440
Communications and equipment	3,936	3,863	11,593	10,970
Occupancy	3,617	2,945	10,124	8,793
Advertising and public relations	1,537	1,882	5,651	5,718
Postage, printing and supplies	1,479	1,379	4,819	4,184
Professional fees	1,920	938	5,409	3,168
Amortization of intangibles	771	503	1,968	1,509
Other	5,224	3,844	13,124	10,767

Total operating expenses	48,182	41,441	140,725	119,549

Income before income taxes	34,942	27,425	83,081	79,409
Income taxes	12,406	10,012	29,289	29,028

Net income	$22,536	$17,413	$53,792	$50,381

Net income available to common shareholders	$22,532	$17,408	$53,778	$50,366

Earnings per common share:
Basic	$.47	$.43	$1.18	$1.25
Diluted	.46	.42	1.16	1.22
Dividends per common share	.09	.08	.27	.24
Weighted average common shares outstanding:
Basic	48,348	40,223	45,452	40,156
Diluted	48,977	41,460	46,235	41,327
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   UNITED COMMUNITY BANKS, INC.
   Consolidated Balance Sheet

	September 30,	December 31,	September 30,
(in thousands, except share and per share data)	2007	2006	2006

	(unaudited)	(audited)	(unaudited)
ASSETS

Cash and due from banks	$162,710	$158,348	$130,038
Interest-bearing deposits in banks	75,745	12,936	16,032

Cash and cash equivalents	238,455	171,284	146,070

Securities available for sale	1,296,826	1,107,153	980,273
Mortgage loans held for sale	23,717	35,325	21,522
Loans, net of unearned income	5,952,749	5,376,538	4,965,365
Less allowance for loan losses	90,935	66,566	60,901

Loans, net	5,861,814	5,309,972	4,904,464

Premises and equipment, net	174,918	139,716	129,217
Accrued interest receivable	67,385	58,291	47,336
Goodwill and other intangible assets	326,080	167,058	120,430
Other assets	191,405	112,450	105,978

Total assets	$8,180,600	$7,101,249	$6,455,290

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand	$737,357	$659,892	$666,891
NOW	1,464,956	1,307,654	1,104,516
Money market	495,092	255,862	236,469
Savings	195,132	175,631	167,531
Time:
Less than $100,000	1,595,278	1,650,906	1,523,843
Greater than $100,000	1,358,302	1,397,245	1,248,738
Brokered	308,191	325,696	361,231

Total deposits	6,154,308	5,772,886	5,309,219

Federal funds purchased, repurchase agreements, and other short-term borrowings	502,081	65,884	56,026
Federal Home Loan Bank advances	519,381	489,084	412,572
Long-term debt	107,996	113,151	111,869
Accrued expenses and other liabilities	63,073	43,477	38,870

Total liabilities	7,346,839	6,484,482	5,928,556

Shareholders’ equity:
Preferred stock, $1 par value; $10 stated value; 10,000,000 shares authorized; 25,800, 32,200 and 32,200 shares issued and outstanding	258	322	322
Common stock, $1 par value; 100,000,000 shares authorized; 48,809,301, 42,890,863 and 40,268,604 shares issued and outstanding	48,809	42,891	40,269
Common stock issuable; 66,366, 29,821 and 22,741 shares	1,954	862	638
Capital surplus	462,499	270,383	199,773
Retained earnings	347,478	306,261	291,281
Treasury stock; 1,266,935 shares as of September 30, 2007, at cost	(30,969)	—	—
Accumulated other comprehensive income (loss)	3,732	(3,952)	(5,549)

Total shareholders’ equity	833,761	616,767	526,734

Total liabilities and shareholders’ equity	$8,180,600	$7,101,249	$6,455,290

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED COMMUNITY BANKS, INC.
Consolidated Statement of Changes in Shareholders’Equity (Unaudited)
For the Nine Months Ended September 30,

							Accumulated
			Common				Other
	Preferred	Common	Stock	Capital	Retained	Treasury	Comprehensive
(in thousands, except share and per share data)	Stock	Stock	Issuable	Surplus	Earnings	Stock	Income (Loss)	Total

Balance, December 31, 2005	$322	$40,020	$271	$193,355	$250,563	$—	$(11,845)	$472,686

Comprehensive income:
Net income					50,381			50,381
Other comprehensive income:
Unrealized holding gains on available for sale securities, net of deferred tax expense and reclassification adjustment							749	749
Unrealized gains on derivative financial instruments qualifying as cash flow hedges, net of deferred tax expense and reclassification adjustment							5,547	5,547

Comprehensive income					50,381		6,296	56,677
Cash dividends declared on common stock ($.24 per share)					(9,648)			(9,648)
Exercise of stock options (98,025 shares)		99		641				740
Common stock issued to Dividend Reinvestment Plan and employee benefit plans (128,244 shares)		128		3,566				3,694
Amortization of stock option and restricted stock awards				2,233				2,233
Vesting of restricted stock (22,482 shares)		22		(22)				—
Deferred compensation plan, net, including dividend equivalents			367					367
Dividends declared on preferred stock ($.45 per share)					(15)			(15)

Balance, September 30, 2006	$322	$40,269	$638	$199,773	$291,281	$—	$(5,549)	$526,734

Balance, December 31, 2006	$322	$42,891	$862	$270,383	$306,261	$—	$(3,952)	$616,767

Comprehensive income:
Net income					53,792			53,792
Other comprehensive income:
Unrealized holding gains on available for sale securities, net of deferred tax expense and reclassification adjustment							3,282	3,282
Unrealized gains on derivative financial instruments qualifying as cash flow hedges, net of deferred tax expense							4,402	4,402

Comprehensive income					53,792		7,684	61,476
Retirement of preferred stock (6,400 shares)	(64)							(64)
Cash dividends declared on common stock ($.27 per share)					(12,561)			(12,561)
Common stock issued for acquisitions (5,691,948 shares)		5,692		185,649				191,341
Exercise of stock options (110,328 shares)		78		457		767		1,302
Common stock issued to Dividend Reinvestment Plan and employee benefit plans (123,692 shares)		118		3,360		139		3,617
Amortization of stock options and restricted stock				2,611				2,611
Vesting of restricted stock (30,310 shares issued, 3,125 shares deferred)		30	93	(123)				—
Purchases of treasury stock (1,304,775 shares)						(31,875)		(31,875)
Deferred compensation plan, net, including dividend equivalents			999					999
Tax benefit from options exercised				162				162
Dividends declared on preferred stock ($.45 per share)					(14)			(14)

Balance, September 30, 2007	$258	$48,809	$1,954	$462,499	$347,478	$(30,969)	$3,732	$833,761

*	Comprehensive income for the third quarters of 2007 and 2006 was $38,911 and $30,933, respectively.
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED COMMUNITY BANKS, INC.
Consolidated Statement of Cash Flows (unaudited)

	Nine Months Ended
	September 30,
(in thousands)	2007	2006

Operating activities, net of effect of business combinations:
Net income	$53,792	$50,381
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	10,553	11,297
Provision for loan losses	26,100	10,900
Stock based compensation	2,611	2,233
(Gain) loss on sale of securities available for sale	(1,818)	385
Gain on sale of other assets	(208)	(151)
Loss on prepayment of borrowings	1,164	636
Changes in assets and liabilities:
Other assets and accrued interest receivable	(9,149)	(20,007)
Accrued expenses and other liabilities	(8,464)	(845)
Mortgage loans held for sale	11,608	813

Net cash provided by operating activities	86,189	55,642

Investing activities, net of effect of business combinations:
Proceeds from sales of securities available for sale	106,709	72,402
Proceeds from maturities and calls of securities available for sale	248,991	97,479
Purchases of securities available for sale	(484,229)	(159,772)
Net increase in loans	(81,394)	(566,008)
Purchase of Bank Owned Life Insurance (BOLI)	(50,000)	—
Proceeds from sales of premises and equipment	720	1,700
Purchases of premises and equipment	(26,768)	(25,097)
Net cash paid for acquisitions	(4,346)	26,413
Proceeds from sale of other real estate	9,787	2,487

Net cash used by investing activities	(280,530)	(550,396)

Financing activities, net of effect of business combinations:
Net change in deposits	(186,423)	793,577
Net change in federal funds purchased, repurchase agreements, and other short-term borrowings	472,852	(66,855)
Repayments of other borrowings	(5,000)	—
Proceeds from FHLB advances	950,000	524,364
Repayments of FHLB advances	(931,164)	(748,000)
Proceeds from exercise of stock options	1,302	740
Proceeds from issuance of common stock for dividend reinvestment and employee benefit plans	3,617	3,694
Retirement of preferred stock	(64)	—
Purchase of treasury stock	(31,875)	—
Cash dividends on common stock	(11,719)	(9,251)
Cash dividends on preferred stock	(14)	(15)

Net cash provided by financing activities	261,512	498,254

Net change in cash and cash equivalents	67,171	3,500

Cash and cash equivalents at beginning of period	171,284	142,570

Cash and cash equivalents at end of period	$238,455	$146,070

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
Note 2 — Stock-Based Compensation
     United has an equity compensation plan that allows for grants of incentive stock options, nonqualified stock options, restricted stock awards (also referred to as “nonvested stock” awards), stock awards, performance share awards or stock appreciation rights. Options granted under the plan can have an exercise price no less than the fair market value of the underlying stock at the date of grant. The general terms of the plan include a vesting period (usually four years) with an exercisable period not to exceed ten years. Certain option and restricted stock awards provide for accelerated vesting if there is a change in control (as defined in the plan). As of September 30, 2007, approximately 1,900,000 additional awards could be granted under the plan. Through September 30, 2007, only incentive stock options, nonqualified stock options and restricted stock awards and units had been granted under the plan.
     The following table shows stock option activity for the first nine months of 2007.

			Weighted-Average
			Remaining	Aggregate
		Weighted-Average	Contractual Term	Intrinisic Value
Options	Shares	Exercise Price	(Years)	($000)

Outstanding at December 31, 2006	2,549,823	$19.05
Granted	599,200	30.67
Exercised	(117,828)	11.70
Forfeited	(56,900)	27.82
Expired	(8,588)	24.67

Outstanding at September 30, 2007	2,965,707	$21.50	6.5	$14,640

Exercisable at September 30, 2007	1,756,689	$16.73	5.0	$14,208

     The weighted average fair value of stock options granted in the first nine months of 2007 and 2006 was $8.29 and $8.51, respectively. The fair value of each option granted was estimated on the date of grant using the Black-Scholes model. The key assumptions used to determine the fair value of stock options are presented in the table below.

	Nine Months Ended
	September 30,
	2007	2006
Expected volatility	20%	22%
Expected dividend yield	1.1% to 1.5%	1.0% to 1.2%
Expected life (in years)	6.25 to 6.50	6.25
Risk-free rate	4.1% to 4.9%	4.3% to 5.2%

     United’s stock trading history began in March of 2002 when United listed on the Nasdaq National Market. For 2007 and 2006, expected volatility was determined using United’s historical monthly volatility over the period beginning in March of 2002 through the end of the last completed year. Compensation expense for stock options was $1,564,000 and $1,381,000 for the nine months ended September 30, 2007 and 2006, respectively, which was net of deferred tax benefits of $492,000 and $240,000, respectively. The amount of compensation expense for both periods was determined based on the fair value of the options at the time of grant, multiplied by the number of options granted that were expected to vest, which was then amortized, net of any applicable tax benefit, over the vesting period. The forfeiture rate for options is estimated to be approximately 3% per year. The total intrinsic value of options exercised during the nine months ended September 30, 2007 was $2,163,000.
     The table below presents the activity in restricted stock for the first nine months of 2007.

		Weighted-
		Average Grant-
Restricted Stock	Shares	Date Fair Value
Outstanding at December 31, 2006	78,440	$25.85
Granted	48,400	30.96
Vested	(33,435)	24.43
Forfeited and expired	(3,000)	31.57

Outstanding at September 30, 2007	90,405	$28.92

     Compensation expense for restricted stock is based on the fair value of United’s common stock on the date of grant. The value of restricted stock grants that are expected to vest is amortized into expense over the vesting period. For the nine months ended September 30, 2007 and 2006, compensation expense of $555,000 and $612,000, respectively, was recognized related to restricted stock awards. The total intrinsic value of the restricted stock was $2,217,000 at September 30, 2007.
     As of September 30, 2007, there was $9,651,000 of unrecognized compensation cost related to non-vested stock options and restricted stock awards granted under the plan. That cost is amortized into expense over the vesting period, which is usually 48 months and is expected to be recognized over a weighted-average period of 1.6 years. The aggregate grant date fair value of options and restricted stock awards that vested during the nine months ended September 30, 2007, was $3,258,000.
Note 3 – Common Stock Issued / Common Stock Issuable / Treasury Stock Purchase
     United provides a Dividend Reinvestment and Share Purchase Plan (DRIP) to its shareholders. Under the plan, shareholders of record can voluntarily reinvest all or a portion of their cash dividends into shares of United’s common stock, as well as purchase additional stock through the plan for cash. United’s 401(k) retirement plan regularly purchases shares of United’s common stock directly from United. In addition, United has an Employee Stock Purchase Program (ESPP) that allows eligible employees to purchase shares of common stock at a 5% discount, with no commission charges. For the nine months ended September 30, 2007 and September 30, 2006, United issued 123,692 shares and 128,244 shares, respectively, and increased capital by $3.6 million and $3.7 million, respectively, through these programs.
     United offers its common stock as an investment option in its deferred compensation plan. The common stock component of the deferred compensation plan is accounted for as an equity instrument and is reflected in the consolidated financial statements as common stock issuable. At September 30, 2007 and September 30, 2006, 66,336 shares and 22,741 shares, respectively, were issuable under the deferred compensation plan.
     United had in place a Board approved repurchase authorization of 1,000,000 shares of its outstanding common stock that expires on December 31, 2007. At its July 19, 2007 meeting, United’s Board of Directors increased the authorization to 2,000,000 shares. In the third quarter, United repurchased 1,304,775 shares of its outstanding common stock at a cost of $31.9 million. At its October 18, 2007 board meeting, United’s Board further increased the authorization to 3,000,000 shares and extended the expiration date to December 31, 2008.

Note 4 — Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30.
(in thousands, except per share data)
Note 4
Calculation of Basic and Diluted EPS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Basic earnings per share:
Weighted average shares outstanding	48,348	40,223	45,452	40,156

Net income available to common shareholders	$22,532	$17,408	$53,778	$50,366

Basic earnings per share	$.47	$.43	$1.18	$1.25

Diluted earnings per share:
Weighted average shares outstanding	48,348	40,223	45,452	40,156
Net effect of the assumed exercise of stock options based on the treasury stock method using average market price for the period	565	843	733	781
Common stock issuable under deferred compensation plan	64	22	50	18
Effect of conversion of subordinated debt	—	372	—	372

Total weighted average shares and common stock equivalents outstanding	48,977	41,460	46,235	41,327

Net income available to common shareholders	$22,532	$17,408	$53,778	$50,366
Income effect of conversion of subordinated debt, net of tax	—	43	—	122

Net income, adjusted for effect of conversion of subordinated debt, net of tax	$22,532	$17,451	$53,778	$50,488

Diluted earnings per share	$.46	$.42	$1.16	$1.22

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

     The financial information below presents the pro forma earnings of United assuming that the results of operations of Gwinnett and Southern Bancorp, Inc., acquired on December 1, 2006, were included in consolidated earnings as of the beginning of the earliest reported period (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Total revenue	$83,123	$80,267	$235,053	$231,345
Net income	22,535	21,671	58,049	62,105

Diluted earnings per share	.46	.44	1.18	1.27
     At September 30, 2007, accrued merger costs of $2,480,000 remained unpaid relating to acquisitions closed in 2007, 2006 and 2004. The severance and related costs include change in control payments for which payment had been deferred, the majority of which will be paid in January of 2008. Professional fees include legal fees, investment banker fees, and fees for other professional services related to the business combinations. Contract termination costs include amounts claimed by service providers as a result of early termination of service contracts related to the acquisitions. During the first quarter, the one contract termination charge that was in dispute was resolved, and goodwill was reduced accordingly. A reconciliation of the activities in 2007 related to accrued merger costs is below (in thousands):
Activity with accrued merger cost
For the Nine Months Ended September 30, 2007

			Amounts
	Beginning	Purchase	Charged to	Amounts	Ending
	Balance	Adjustments	Earnings	Paid	Balance
Severance and related costs	$577	$2,348	$—	$(451)	$2,474
Professional fees	47	705	—	(746)	6
Contract termination costs	804	(785)	—	(19)	—

Totals	$1,428	$2,268	$—	$(1,216)	$2,480

Note 6 — Reclassification
     Certain amounts for the comparative periods of 2006 have been reclassified to conform to the 2007 presentation.
Note 7 – Recent Accounting Pronouncements
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
     United adopted Financial Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, on January 1, 2007. The adoption of FIN 48 had no effect on United’s financial statements. The amount of unrecognized tax benefits as of January 1, 2007 totaled $2.0 million. All of this amount would increase income from continuing operations, and thus impact United’s effective tax rate, if ultimately recognized into income. Unrecognized state income tax benefits are reported net of their related deferred federal income tax benefit.
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
Note 8 – Special Fraud Related Loan Loss Provision
     The second quarter 2007 provision for loan losses included a special $15 million provision for fraud related loan losses in two real estate developments located near Spruce Pine, North Carolina. During the second quarter of 2007, the North Carolina Attorney General obtained a receiver to take custody of the developers’ assets citing possible fraud on the part of the developers. United has loans outstanding to 83 individual borrowers that total $23.6 million secured by undeveloped lots in these developments. United was one of twelve banks that had loaned money to borrowers to finance the purchase of lots. The loans were made to appropriately qualified borrowers in accordance with United’s standard underwriting procedures. At the time the loans were made, we were not aware that most of the borrowers were simultaneously obtaining loans for additional lots at other banks and thereby taking on debt possibly beyond their repayment ability. We were also unaware that the borrowers’ down payments were not paid in cash as indicated on the closing statements but were financed by a second mortgage from the developer and that the developer agreed to service the borrowers’ debts. We have also subsequently learned that the appraisals relied upon in the underwriting process had been inflated by using comparable sales that were not at arms length to persons related to the developer and that many of the lots were subdivided into parcels that are too small to be used for their intended purpose. Based on our findings and our internal estimate of expected losses, we recorded a $15 million special provision for loan losses. We are working with the receiver, the other banks involved, the borrowers and our insurance carrier in order to minimize our losses. As of September 30, 2007, none of the loans had been charged off, but all are on non-accrual status and included in nonperforming assets.
Note 9 – Commitments and Contingencies
     United is currently undergoing routine income tax audits by the Georgia Department of Revenue and the North Carolina Department of Revenue for the 2003, 2004, and 2005 tax years. The audits are still in process and no additional taxes have yet been assessed. United believes it has appropriately complied with the tax laws of each state and does not expect the results of the audits to have a material effect on United’s financial statements.

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
     United is a bank holding company registered with the Federal Reserve under the Bank Holding Company Act of 1956 that was incorporated under the laws of the state of Georgia in 1987 and commenced operations in 1988. At September 30, 2007, United had total consolidated assets of $8.2 billion, total loans of $6.0 billion, total deposits of $6.2 billion and stockholders’ equity of $833.8 million.
     United’s activities are primarily conducted by its wholly owned Georgia and North Carolina banking subsidiaries (which are collectively referred to as the “Banks” in this discussion) and Brintech, Inc., a consulting firm providing professional services to the financial services industry.
     Net income was $22.5 million for the quarter ended September 30, 2007, which is an increase of 29% from the $17.4 million earned during the quarter ended September 30, 2006. Diluted earnings per common share increased 10% to $.46 for the quarter, compared to $.42 for the third quarter 2006. Return on tangible equity for the third quarter of 2007 was 17.54%, compared to 17.29% for the third quarter of 2006. Return on assets for the third quarter of 2007 was 1.11% as compared to 1.09% for the third quarter of 2006.
     Reported earnings of $53.8 million for the nine months ended September 30, 2007 included a special $15.0 million provision for fraud related loan losses involving two halted real estate developments near Spruce Pine, North Carolina. The after-tax impact of this provision was $9.2 million, or $.20 per diluted share. Because management believes these losses are an isolated and non-recurring event we will highlight operating earnings information, which excludes the special provision, to provide a better understanding of our ongoing earnings and credit trends.
     For the first nine months of 2007, net operating income was $63.0 million compared to $50.4 million for the same period in 2006, an increase of 25%. Diluted operating earnings per share was $1.36 for the nine months ended September 30, 2007, compared with $1.22 for 2006, an increase of 11%. Operating return on tangible equity for the first nine months of 2007 was 17.42% compared to 17.54% for 2006. Operating return on assets for the nine months of 2007 was 1.11% compared to 1.09% for 2006.
     Operating earnings were driven by strong revenue growth over the past twelve months. During the first nine months of 2007, United saw a slow-down in loan growth, caused primarily by a lack of demand for new construction loans and loans for acquisition and development projects. Also during 2007, competitive pressures drove pricing on certificates of deposit above rates for similar structured wholesale borrowings leading to a shift in funding toward lower priced wholesale borrowed funds.
     Both net charge offs and nonperforming assets increased from a year ago and last quarter reflecting the current cycle in the housing market. Net charge offs as a percentage of average loans of 35 basis points compared with 15 basis points last quarter and 11 basis points a year ago. Nonperforming assets as a percentage of total assets rose to 77 basis points from 14 basis points a year ago and 54 basis points at the end of the second quarter. Included in nonperforming assets are $23.6 million in loans in the halted real estate developments near Spruce Pine, North Carolina. Excluding the Spruce Pine lot loans, the ratio of nonperforming assets to total assets was 49 basis points. The level of charge-offs increased this quarter as management deliberately pursued a strategy of aggressive liquidation to move credits off our balance sheet. Management believes this is an appropriate strategy for handling nonperforming assets.
     Fee revenue rose 29% reflecting increases in every category compared to the third quarter of 2006. For the first nine months of 2007, fee revenue increased 30% compared with 2006. Operating expenses were up 16% from the third quarter of 2006 and up 18% for the first nine months of 2007 as compared with the same periods a year ago. The increase in operating expenses reflects the added operating expenses of recently acquired banks and the significant de novo expansion activity over the last 18 months.
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

Non-GAAP Earnings Measures
     The presentation of United’s financial results herein highlight net operating income, which is a measure of performance determined by methods other than accounting principles generally accepted in the United States of America, or GAAP. Management included non-GAAP net operating income because it believes it is useful for evaluating United’s operations and performance over periods of time, and uses net operating income in managing and evaluating United’s business and intends to use it in discussions about United’s operations and performance.
     Net operating income excludes the pre-tax effect of the special $15 million fraud related provision for loan losses recorded in the second quarter of 2007 involving lot loans near Spruce Pine, North Carolina because management believes that the circumstances leading to the special provision were isolated, non-recurring events and do not reflect overall trends in United’s earnings. Management believes this non-GAAP net operating income provides users of United’s financial information with a meaningful measure for assessing United’s financial results and credit trends and comparing financial results to prior periods.
     A reconciliation of operating earnings measures to reported earnings measures using GAAP is presented below:
Table 1 — Operating Earnings to GAAP Earnings Reconciliation
(in thousands, except per share data)

	Second	Nine Months Ended
	Quarter	September 30,
	2007	2007
Special provision for fraud related loan losses	$15,000	$15,000
Income tax effect of special provision	5,835	5,835

After-tax effect of special provision	$9,165	$9,165

Net Income Reconciliation
Operating net income	$21,076	$62,957
After-tax effect of special provision	(9,165)	(9,165)

Net income (GAAP)	$11,911	$53,792

Basic Earnings Per Share Reconciliation
Basic operating earnings per share	$.47	$1.38
Per share effect of special provision	(.21)	(.20)

Basic earnings per share (GAAP)	$.26	$1.18

Diluted Earnings Per Share Reconciliation
Diluted operating earnings per share	$.46	$1.36
Per share effect of special provision	(.20)	(.20)

Diluted earnings per share (GAAP)	$.26	$1.16

Table 2 — Financial Highlights
Selected Financial Information

						Third
	2007			2006		Quarter	For the Nine		YTD
(in thousands, except per share	Third	Second	First	Fourth	Third	2007-2006	Months Ended		2007-2006
data; taxable equivalent)	Quarter	Quarter	Quarter	Quarter	Quarter	Change	2007	2006	Change

INCOME SUMMARY
Interest revenue	$144,884	$136,237	$129,028	$123,463	$116,304		$410,150	$323,232
Interest expense	73,203	68,270	63,923	60,912	55,431		205,396	147,903

Net interest revenue	71,681	67,967	65,105	62,551	60,873	18%	204,754	175,329	17%
Provision for loan losses (1)	3,700	3,700	3,700	3,700	3,700		11,100	10,900
Fee revenue	15,615	16,554	14,382	13,215	12,146	29	46,551	35,880	30

Total operating revenue	83,596	80,821	75,787	72,066	69,319	21	240,205	200,309	20
Operating expenses	48,182	47,702	44,841	42,521	41,441	16	140,725	119,549	18

Income before taxes	35,414	33,119	30,946	29,545	27,878	27	99,480	80,760	23
Income taxes	12,878	12,043	11,601	11,111	10,465		36,523	30,379

Net operating income	22,536	21,076	19,345	18,434	17,413	29	62,957	50,381	25
Fraud loss provision, net of tax (1)	—	9,165	—	—	—		9,165	—

Net income	$22,536	$11,911	$19,345	$18,434	$17,413	29	$53,792	$50,381	7

OPERATING PERFORMANCE (1)
Earnings per common share:
Basic	$.47	$.47	$.45	$.45	$.43	9	$1.38	$1.25	10
Diluted	.46	.46	.44	.44	.42	10	1.36	1.22	11
Return on tangible equity (2)(3)(4)	17.54%	17.52%	17.18%	17.49%	17.29%		17.42%	17.54%
Return on assets (4)	1.11	1.12	1.11	1.10	1.09		1.11	1.09
Dividend payout ratio	19.15	19.15	20.00	17.78	18.60		19.57	19.20
GAAP PERFORMANCE MEASURES
Per common share:
Basic earnings	$.47	$.26	$.45	$.45	$.43	9	$1.18	$1.25	(6)
Diluted earnings	.46	.26	.44	.44	.42	10	1.16	1.22	(5)
Cash dividends declared	.09	.09	.09	.08	.08	13	.27	.24	13
Book value	17.53	16.98	14.83	14.37	13.07	34	17.53	13.07	34
Tangible book value (3)	10.82	10.44	11.06	10.57	10.16	6	10.82	10.16	6

Key performance ratios:
Return on equity (2)(4)	10.66	7.05	12.47	13.26	13.22		10.04	13.29
Return on assets (4)	1.11	.64	1.11	1.10	1.09		.95	1.09
Net interest margin (4)	3.89	3.94	3.99	3.99	4.07		3.94	4.07
Efficiency ratio	55.34	56.59	56.56	55.93	56.19		56.14	56.33
Dividend payout ratio	19.15	34.62	20.00	17.78	18.60		22.88	19.20
Equity to assets	10.32	8.94	8.80	8.21	8.04		9.39	8.01
Tangible equity to assets (3)	6.65	6.65	6.66	6.46	6.35		6.65	6.27
ASSET QUALITY (5)
Allowance for loan losses	$90,935	$92,471	$68,804	$66,566	$60,901		$90,935	$60,901
Non-performing assets	63,337	43,601	14,290	13,654	9,347		63,337	9,347
Net charge-offs	5,235	2,124	1,462	1,930	1,307		8,821	3,594
Allowance for loan losses to loans	1.53%	1.54%	1.27%	1.24%	1.23%		1.53%	1.23%
Non-performing assets to total assets	.77	.54	.20	.19	.14		.77	.14
Net charge-offs to average loans (4)	.35	.15	.11	.15	.11		.21	.10
AVERAGE BALANCES
Loans	$5,966,933	$5,619,950	$5,402,860	$5,134,721	$4,865,886	23	$5,665,314	$4,688,512	21
Investment securities	1,308,192	1,242,448	1,153,208	1,059,125	1,029,981	27	1,235,183	1,036,092	19
Earning assets	7,332,492	6,915,134	6,599,035	6,225,943	5,942,710	23	6,951,573	5,760,055	21
Total assets	8,083,739	7,519,392	7,092,710	6,669,950	6,350,205	27	7,568,910	6,158,147	23
Deposits	6,246,319	5,945,633	5,764,426	5,517,696	5,085,168	23	5,987,225	4,848,848	23
Shareholders’ equity	834,094	672,348	624,100	547,419	510,791	63	710,950	493,307	44
Common shares — basic	48,348	44,949	43,000	41,096	40,223		45,452	40,156
Common shares — diluted	48,977	45,761	43,912	42,311	41,460		46,235	41,327
AT PERIOD END
Loans	$5,952,749	$5,999,093	$5,402,198	$5,376,538	$4,965,365	20	$5,952,749	$4,965,365	20
Investment securities	1,296,826	1,213,659	1,150,424	1,107,153	980,273	32	1,296,826	980,273	32
Total assets	8,180,600	8,087,667	7,186,602	7,101,249	6,455,290	27	8,180,600	6,455,290	27
Deposits	6,154,308	6,361,269	5,841,687	5,772,886	5,309,219	16	6,154,308	5,309,219	16
Shareholders’ equity	833,761	828,731	638,456	616,767	526,734	58	833,761	526,734	58

Common shares outstanding	47,542	48,781	43,038	42,891	40,269		47,542	40,269

(1)	Excludes effect of special $15 million fraud related provision for loan losses recorded in the second quarter of 2007.

(2)	Net income available to common shareholders, which excludes preferred stock dividends, divided by average realized common equity, which excludes accumulated other comprehensive income (loss).

(3)	Excludes effect of acquisition related intangibles and associated amortization.

(4)	Annualized.

(5)	Asset Quality measures for the third quarter, second quarater and first nine months of 2007 include $23.6 million in nonperforming loans that relate to two real estate developments. Additionally, in the second quarter of 2007, United recorded a $15 million special provision for loan losses for expected losses related to this matter. This fraud-related matter was isolated and considered to be non-recurring. Excluding the non-recurring amounts, the allowance for loan losses would be $75,935 and $77,471, the allowance for loan losses to loans ratio would be 1.28% and 1.29%, non-performing assets would be $39,749 and $19,968, and the ratio of non-performing assets to total assets would be .49% and .25% at September 30, 2007 and June 30, 2007, respectively.

Net Interest Revenue (Taxable Equivalent)
     Net interest revenue (the difference between the interest earned on assets and the interest paid on deposits and borrowed funds) is the single largest component of total revenue. United actively manages this revenue source to provide an optimal level of revenue while balancing interest rate, credit and liquidity risks. Net interest revenue for the third quarter 2007 was $71.7 million, up $10.8 million, or 18% over last year. The increase from the third quarter of 2006 was driven by balance sheet growth in the second half of 2006 and acquisitions. Average loans increased $1.1 billion, or 23%, from the third quarter of last year, mostly reflecting acquisitions completed over the last twelve months. Excluding acquired loans at period end, loan growth was 4% from September 30, 2006. The quarter-end loan balances decreased $46.3 million compared with June 30, 2007. Year over year loan growth occurred in all of United’s markets with increases of $41.8 million in north Georgia, $81.5 million in western North Carolina, $50.1 million in east Tennessee, $58.9 million in the coastal Georgia markets and $755.1 million in the Atlanta Region (including $800.2 million from acquisitions).
     Average interest-earning assets for the third quarter of 2007 increased $1.4 billion, or 23%, over the same period in 2006. The increase reflects moderate organic loan growth and the acquisitions of First Bank of the South during the second quarter of 2007 and of Southern National Bank in the fourth quarter of 2006, as well as an increase in the investment securities portfolio. The majority of the increase in interest-earning assets was funded by interest-bearing sources resulting in increases in average interest-bearing liabilities of approximately $1.302 billion as compared with the quarter ended September 30, 2006.
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
     For the three months ended September 30, 2007 and 2006, the net interest spread was 3.34% and 3.49%, respectively, while the net interest margin was 3.89% and 4.07%, respectively. A number of factors contributed to the net interest spread and net interest margin compression from a year ago. Competition for deposits also increased from a year ago, particularly with time deposits. Another factor effecting yields was pricing competition for good quality loans. Additionally, the higher level of nonperforming assets lowered loan yields. The reversal of accrued interest and the discontinuance of further interest accruals decreased the yield on our loan portfolio. For most of 2006, as interest rates were rising, we were able to fund our balance sheet with certificates of deposit that were priced as much as 100 basis points below comparable wholesale borrowings. In late 2006 and into 2007, competition for certificates of deposit pushed pricing above comparable wholesale borrowings. We chose not to compete aggressively and allowed higher priced, single relationship certificates of deposit to leave the bank and replaced those funds with wholesale borrowings.
     Also affecting the net interest margin was an investment of $50 million in bank owned life insurance (BOLI) purchased in the second quarter of 2007. Because the earnings on BOLI are recorded as fee revenue but the cost of funding the investment is recorded as interest expense, the investment in BOLI reduces net interest revenue and the net interest margin.
     Most of United’s loan portfolio accrues interest at a floating rate. At September 30, 2007, United had approximately $3.3 billion in loans indexed to the daily Prime Rate published in the Wall Street Journal compared with $2.8 billion a year ago. At September 30, 2007 and 2006, United had receive-fixed swap contracts with a total notional value of $530 million which are used to reduce United’s exposure to changes in interest rates that were accounted for as cash flow hedges of prime-based loans. United also has receive-fixed/pay 1-month LIBOR interest rate swap contracts with an aggregate notional amount of $105 million that are being accounted for as fair value hedges of brokered time deposits and fixed rate Federal Home Loan Bank advances. In addition to the swap contracts, United had purchased interest rate floors having a total notional amount of $500 million for which it paid premiums totaling $13 million that are being accounted for as cash flow hedges of daily repricing, primed-based loans. While the swap contracts hedge our portfolio against the risks of lower interest rates, they will reduce the benefit of interest rate increases in the future. The use of interest rate derivative contracts is more fully explained in the Interest Rate Sensitivity Management section of this report beginning on page 24.
     The average yield on interest-earning assets for the third quarter of 2007 was 7.85%, compared with 7.77% in the third quarter of 2006. The average yield on interest earning assets for the first nine months of 2007 was 7.89%, compared with 7.50% for the first nine months of 2006. Loan yields were up 8 basis points, compared with the third quarter of 2006, due primarily to the effect of the Federal Reserve’s rate increases during the first half of 2006 although the full effect was somewhat suppressed by the increase in nonperforming loans described above.
     The average cost of interest-bearing liabilities for the third quarter was 4.51%, an increase of 23 basis points from the same period in 2006. For the nine months ended September 30, 2007 the average cost of interest bearing liabilities was 4.51% an increase of 54 basis points. The increase reflects the impact of rising rates on United’s floating rate sources of funding and increased deposit pricing in selected products and markets.

     The following table shows the relationship between interest revenue and expense and the average balances of interest-earning assets and interest-bearing liabilities for the three months ended September 30, 2007 and 2006.
Table 3 — Average Consolidated Balance Sheets and Net Interest Analysis For the Three Months Ended September 30,

	2007				2006
	Average		Avg.	Average		Avg.
(dollars in thousands, taxable equivalent)	Balance	Interest	Rate	Balance	Interest	Rate

Assets:
Interest-earning assets:
Loans, net of unearned income (1)(2)	$5,966,933	$126,992	8.44%	$4,865,886	$103,061	8.40%
Taxable securities (3)	1,266,609	16,637	5.25	984,189	11,822	4.80
Tax-exempt securities (1) (3)	41,583	704	6.77	45,792	780	6.81
Federal funds sold and other interest-earning assets	57,367	551	3.84	46,843	641	5.47

Total interest-earning assets	7,332,492	144,884	7.85	5,942,710	116,304	7.77

Non-interest-earning assets:
Allowance for loan losses	(93,832)			(60,606)
Cash and due from banks	141,536			116,004
Premises and equipment	173,605			125,423
Other assets (3)	529,938			226,674

Total assets	$8,083,739			$6,350,205

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW	$1,431,168	$12,046	3.34	$1,094,911	$8,100	2.94
Money market	496,005	5,002	4.00	216,131	2,155	3.96
Savings	201,031	553	1.09	170,079	226	.53
Time less than $100,000	1,624,698	20,151	4.92	1,446,388	16,503	4.53
Time greater than $100,000	1,391,139	18,192	5.19	1,162,207	14,382	4.91
Brokered	358,614	4,519	5.00	340,301	3,809	4.44

Total interest-bearing deposits	5,502,655	60,463	4.36	4,430,017	45,175	4.05

Federal funds purchased and other borrowings	348,472	4,738	5.39	162,372	2,254	5.51
Federal Home Loan Bank advances	474,555	5,902	4.93	438,875	5,828	5.27
Long-term debt	119,596	2,100	6.97	111,869	2,174	7.71

Total borrowed funds	942,623	12,740	5.36	713,116	10,256	5.71

Total interest-bearing liabilities	6,445,278	73,203	4.51	5,143,133	55,431	4.28

Non-interest-bearing liabilities:
Non-interest-bearing deposits	743,664			655,151
Other liabilities	60,703			41,130

Total liabilities	7,249,645			5,839,414
Shareholders’ equity	834,094			510,791

Total liabilities and shareholders’ equity	$8,083,739			$6,350,205

Net interest revenue		$71,681			$60,873

Net interest-rate spread			3.34%			3.49%

Net interest margin (4)			3.89%			4.07%

(1)	Interest revenue on tax-exempt securities and loans has been increased to reflect comparable interest on taxable securities and loans. The rate used was 39%, reflecting the statutory federal income tax rate and the federal tax adjusted state income tax rate.

(2)	Included in the average balance of loans outstanding are loans where the accrual of interest has been discontinued.

(3)	Securities available for sale are shown at amortized cost. Pretax unrealized losses of $13.3 million in 2007 and $21.6 million in 2006 are included in other assets for purposes of this presentation.

(4)	Net interest margin is taxable equivalent net-interest revenue divided by average interest-earning assets.

     The following table shows the relationship between interest revenue and expense and the average balances of interest-earning assets and interest bearing liabilities for the nine months ended September 30, 2007 and 2006.
Table 4 — Average Consolidated Balance Sheets and Net Interest Analysis
For the Nine Months Ended September 30,

	2007			2006
	Average		Avg.	Average		Avg.
(dollars in thousands, taxable equivalent)	Balance	Interest	Rate	Balance	Interest	Rate

Assets:
Interest-earning assets:
Loans, net of unearned income (1)(2)	$5,665,314	$360,430	8.51%	$4,688,512	$284,683	8.12%
Taxable securities (3)	1,192,815	46,081	5.15	988,504	34,661	4.68
Tax-exempt securities (1) (3)	42,368	2,160	6.80	47,588	2,463	6.90
Federal funds sold and other interest-earning assets	51,076	1,479	3.86	35,451	1,425	5.36

Total interest-earning assets	6,951,573	410,150	7.89	5,760,055	323,232	7.50

Non-interest-earning assets:
Allowance for loan losses	(78,541)			(57,716)
Cash and due from banks	130,816			122,603
Premises and equipment	159,674			120,664
Other assets (3)	405,388			212,541

Total assets	$7,568,910			$6,158,147

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW	$1,378,200	$34,143	3.31	$1,093,145	$21,429	2.62
Money market	371,716	11,082	3.99	186,957	4,969	3.55
Savings	187,693	1,236	.88	173,448	680	.52
Time less than $100,000	1,631,243	59,925	4.91	1,354,421	42,604	4.21
Time greater than $100,000	1,383,004	54,000	5.22	1,068,376	36,938	4.62
Brokered	342,162	12,541	4.90	327,877	10,137	4.13

Total interest-bearing deposits	5,294,018	172,927	4.37	4,204,224	116,757	3.71

Federal funds purchased and other borrowings	255,115	10,226	5.36	152,303	5,814	5.10
Federal Home Loan Bank advances	430,151	15,738	4.89	510,168	18,837	4.94
Long-term debt	115,390	6,505	7.54	111,868	6,495	7.76

Total borrowed funds	800,656	32,469	5.42	774,339	31,146	5.38

Total interest-bearing liabilities	6,094,674	205,396	4.51	4,978,563	147,903	3.97

Non-interest-bearing liabilities:
Non-interest-bearing deposits	693,207			644,626
Other liabilities	70,079			41,652

Total liabilities	6,857,960			5,664,841
Shareholders’ equity	710,950			493,307

Total liabilities and shareholders’ equity	$7,568,910			$6,158,148

Net interest revenue		$204,754			$175,329

Net interest-rate spread			3.38%			3.53%

Net interest margin (4)			3.94%			4.07%

(1)	Interest revenue on tax-exempt securities and loans has been increased to reflect comparable interest on taxable securities and loans. The rate used was 39%, reflecting the statutory federal income tax rate and the federal tax adjusted state income tax rate.

(2)	Included in the average balance of loans outstanding are loans where the accrual of interest has been discontinued.

(3)	Securities available for sale are shown at amortized cost. Pretax unrealized losses of $10.4 million in 2007 and $19.1 million in 2006 are included in other assets for purposes of this presentation.

(4)	Net interest margin is taxable equivalent net-interest revenue divided by average interest-earning assets.

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
Table 5 — Change in Interest Revenue and Expense on a Taxable Equivalent Basis
(in thousands)

	Three Months Ended September 30, 2007			Nine Months Ended September 30, 2007
	Compared to 2006			Compared to 2006
	Increase (decrease)			Increase (decrease)
	Due to Changes in			Due to Changes in
	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Loans	$23,431	$500	$23,931	$61,616	$14,131	$75,747
Taxable securities	3,632	1,183	4,815	7,652	3,768	11,420
Tax-exempt securities	(71)	(5)	(76)	(267)	(36)	(303)
Federal funds sold and other interest-earning assets	126	(216)	(90)	683	(629)	54

Total interest-earning assets	27,118	1,462	28,580	69,684	17,234	86,918

Interest-bearing liabilities:
NOW accounts	2,724	1,222	3,946	6,321	6,393	12,714
Money market accounts	2,822	25	2,847	5,443	670	6,113
Savings deposits	48	279	327	60	496	556
Time deposits less than $100,000	2,138	1,510	3,648	9,510	7,811	17,321
Time deposits greater than $100,000	2,958	852	3,810	11,855	5,207	17,062
Brokered deposits	213	497	710	457	1,947	2,404

Total interest-bearing deposits	10,903	4,385	15,288	33,646	22,524	56,170

Federal funds purchased & other borrowings	2,531	(47)	2,484	4,108	304	4,412
Federal Home Loan Bank advances	457	(383)	74	(2,929)	(170)	(3,099)
Long-term debt	144	(218)	(74)	201	(191)	10

Total borrowed funds	3,132	(648)	2,484	1,380	(57)	1,323

Total interest-bearing liabilities	14,035	3,737	17,772	35,026	22,467	57,493

Increase in net interest revenue	$13,083	$(2,275)	$10,808	$34,658	$(5,233)	$29,425

Provision for Loan Losses
     The provision for loan losses was $3.7 million for the third quarter of 2007, compared with $3.7 million for the same period in 2006. For the first nine months of 2007, the provision for loan losses was $26.1 million compared with $10.9 million for the first nine months of 2006. The provision for loan losses for the first nine months of 2007 included a special $15 million provision for fraud related loan losses in two real estate developments located near Spruce Pine, North Carolina. In June 2007, the North Carolina Attorney General obtained a receiver to take custody of the developers’ assets citing possible fraud on the part of the developers. United has loans outstanding to 83 individual borrowers that total $23.6 million secured by undeveloped lots in these developments. United was one of twelve banks that had loaned money to borrowers to finance the purchase of lots. The loans were made to appropriately qualified borrowers in accordance with our standard underwriting procedures. At the time the loans were made, we were not aware that most of the borrowers were simultaneously obtaining loans for additional lots at other banks and thereby taking on debt possibly beyond their repayment ability. We were also unaware that the borrowers’ down payments were not paid in cash as indicated on the closing statements, but were financed by a second mortgage from the developer and that the developer agreed to service the borrowers’ debts. We have also subsequently learned that the appraisals relied upon in the underwriting process had been inflated by using comparable sales that were not at arms length to persons related to the developer and that many of the lots were subdivided into parcels that are too small to be used for their intended purpose. Based on our findings and our internal estimate of expected losses, we recorded a $15 million special provision for loan losses in the second quarter and these loans were placed on non-accrual status and included in nonperforming assets. We are working with the receiver, the other banks involved, the borrowers and our insurance carrier in order to minimize our losses. None of the loans had been charged off as of September 30, 2007.
     Net loan charge-offs as an annualized percentage of average outstanding loans for the three months ended September 30, 2007 was .35%, as compared with .11% for the third quarter of 2006. For the first nine months of 2007 net loan charge offs as an annualized percentage of average outstanding loans was .21% versus .10% for 2006. Net loan charge-offs exceeded and are likely to continue exceeding the Company’s historical six-year range of .11% to .25% and likely could exceed this range for the next few quarters due to the challenging housing market, and the Company’s strategy of aggressive liquidation of nonperforming assets.
     The provision for loan losses is based on management’s evaluation of losses inherent in the loan portfolio and the corresponding analysis of the allowance for loan losses at quarter-end. It is expected that for the next few quarters, net loan charge-offs could exceed the additional provisioning of loan losses. This is reflective of the losses inherent in the loan portfolio, and in management’s opinion does not reflect an increase in losses in the loan portfolio beyond what is already included in the allowance for loan losses. Additional discussion on loan quality and the allowance for loan losses is included in the Asset Quality section of this report.
Fee Revenue
     Fee revenue for the third quarter of 2007 totaled $15.6 million, an increase of $3.5 million, or 29% from 2006. Fee revenue accounted for approximately 19% of total revenue for the third quarters of 2007 and 2006. During the first nine months of 2007, fee revenue totaled $46.6 million compared with $35.9 million for 2006, an increase of 30%. This strong growth is the result of United’s continued focus on increasing fee revenue through new products and services. The following table presents the components of fee revenue for the third quarter of 2007 and 2006.
Table 6 — Fee Revenue
For the Three and Nine Months Ended September 30,
(dollars in thousands)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2007	2006	Change	2007	2006	Change

Service charges and fees	$7,855	$6,914	14%	$23,083	$20,095	15%
Mortgage loan and other related fees	2,118	1,928	10	6,817	5,149	32
Consulting fees	2,381	2,040	17	6,369	5,196	23
Brokerage fees	895	784	14	3,031	2,430	25
Securities gains (losses), net	225	(382)		1,818	(385)
Loss on prepayments of borrowings	—	(346)		(1,164)	(636)
Other	2,141	1,208	77	6,597	4,031	64

Total	$15,615	$12,146	29	$46,551	$35,880	30

     Service charges and fees for the third quarter of 2007 increased $941,000, or 14%, from 2006. This increase was primarily due to growth in transactions and new accounts resulting from core deposit programs, increased usage, growth in overdraft products, and the cross-selling of other products and services. Also included in service charges and fees were ATM and debit card usage fees which rose $337,000 from a year ago, primarily the result of a larger customer base added through acquisitions, de novo growth and core deposit programs.
     Mortgage loans and related fees of $2.1 million for the quarter were up $190,000, or 10%, from 2006. The increase is due to improved pricing. In the third quarter of 2007, United originated 549 loans totaling $101 million compared with 574 loans totaling $99 million in the third quarter of 2006. Substantially all originated residential mortgages were sold into the secondary market, including the right to service these loans.
     Consulting fees of $2.4 million were up $341,000, a 17% increase from the third quarter of 2006. The increase was primarily due to new business growth in the advisory services practice.
     Brokerage fees of $895,000 were up $111,000, or 14%, from the third quarter of 2006. This increase was due primarily to an increase in trading activity resulting from a strong market.
     Other fee revenue of $2.1 million increased $933,000, or 77% from 2006. This increase is primarily due to purchase of additional bank owned life insurance that added $720,000 of fee revenue for third quarter 2007 related to earnings recognized on these assets.

Operating Expenses
     For the three months ended September 30, 2007, total operating expenses were $48.2 million, an increase of 16%, compared with $41.4 million in 2006. Operating expenses from First Bank of the South, acquired on June 1, 2007 and Southern National Bank, acquired on December 1, 2006, accounted for approximately $3.2 million of the $6.7 million increase. The following table presents the components of operating expenses for the three and nine months ended September 30, 2007 and 2006.
Table 7 — Operating Expenses
For the Three and Nine Months Ended September 30,
(dollars in thousands)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2007	2006	Change	2007	2006	Change

Salaries and employee benefits	$29,698	$26,087	14%	$88,037	$74,440	18%
Communications and equipment	3,936	3,863	2	11,593	10,970	6
Occupancy	3,617	2,945	23	10,124	8,793	15
Advertising and public relations	1,537	1,882	(18)	5,651	5,718	(1)
Postage, printing and supplies	1,479	1,379	7	4,819	4,184	15
Professional fees	1,920	938	105	5,409	3,168	71
Amortization of intangibles	771	503	53	1,968	1,509	30
Other	5,224	3,844	36	13,124	10,767	22

Total	$48,182	$41,441	16	$140,725	$119,549	18

     Salaries and employee benefits for the third quarter of 2007 totaled $29.7 million, an increase of $3.6 million, or 14%, over the same period in 2006. Acquisitions accounted for approximately $1.5 million of the increase, with the remainder primarily due to the cost of staffing de novo locations and business growth. At September 30, 2007, total staff was 2,012, an increase of 169 employees from the third quarter of 2006. Of this increase, 44 staff members, representing 26% of the increase in staff, were added for de novo expansion and 113 staff members, representing 67% of the increase in staff, were added through acquisitions.
     Communication and equipment expense for the third quarter of 2007 was up $73,000, or 2%, from 2006. This increase is the result of acquisitions offset by lower depreciation and maintenance charges.
     Occupancy expense for the third quarter of 2007 was up $672,000, or 23%, from 2006. The majority of this increase was the result of higher facilities costs and maintenance expenses resulting from additional banking offices added through acquisitions and de novo expansion.
     Advertising and public relations expense for the third quarter of 2007 was down $345,000, or 18%, from 2006, due to efforts to control discretionary spending and expense growth.
     Postage, printing and supplies expense for the third quarter of 2007 was up $100,000, or 7%, from 2006. The increase is primarily from higher cost of postage and courier costs resulting from the growing number of offices, both through acquisitions and de novo expansion.
     Professional fees increased $982,000 from 2006. Increasing legal costs associated with the loan workouts and other corporate initiatives, along with the higher cost of outsourced services contributed to this increase.
     Other expense increased $1.4 million, or 36%, from 2006. More than half of the increase was the result of the new FDIC insurance assessment initiated by the FDIC. Although the new FDIC insurance assessment was effective January 1, 2007, United had credits that completely offset the cost during the first two quarters of 2007. The remainder of this increase was the result of higher costs associated with the growth in ATM transactions and internet banking activities.
     The efficiency ratio measures total operating expenses as a percentage of total revenue, excluding the provision for loan losses, gains or losses from prepayment of borrowings, and net securities gains or losses. United’s efficiency ratio for the third quarter was 55.34% compared with 56.19% for the third quarter of 2006. United’s efficiency ratio was under its long-term efficiency goal of 56% — 58%, which reflected management’s focus on controlling expense growth in light of a slower pace of loan growth in 2007.

Income Taxes
     Income tax expense was $12.4 million for the third quarter, as compared with $10.0 million for the third quarter of 2006, representing a 35.5% and 36.5% effective tax rate, respectively. For the first nine months of 2007 and 2006, income tax expense was $29.3 million and $29.0 million, respectively. The effective tax rate for the same periods was 35.3% and 36.6%, respectively. The effective tax rates were lower than the statutory tax rates primarily due to interest and revenue on certain investment securities and loans that are exempt from income taxes, tax exempt fee revenue and tax credits received on affordable housing investments. The tax rates for 2007 are lower than 2006 primarily as a result of an additional $50 million investment in bank owned life insurance in the second quarter of 2007. Additional information regarding income taxes can be found in Note 14 to the consolidated financial statements filed with United’s 2006 Form 10-K.
Balance Sheet Review
     Total assets at September 30, 2007 were $8.2 billion, compared with $6.5 billion at September 30, 2006. Average total assets for the third quarter of 2007 were $8.1 billion, up $1.7 billion from average assets in the third quarter of 2006. A significant portion of the growth in assets was the result of the acquisitions of First Bank of the South on June 1, 2007 with total assets of $809 million, including intangible assets, and Southern National Bank on December 1, 2006 with total assets of $416 million in assets, including intangible assets. Loan growth was strong in 2006, but slowed in early 2007 primarily due to a slowdown in residential construction activities related to the surplus of housing and finished lot inventory within United’s markets. Many developers were delaying development projects until housing and finished lot inventories return to more normal levels. Also, because of the longer expected marketing times and concern for a price correction, many loan opportunities did not meet United’s own internal underwriting standards.
Loans
     The following table presents a summary of the loan portfolio.
Table 8 — Loans Outstanding
(dollars in thousands)

	September 30,	December 31,	September 30,
	2007	2006	2006
By Loan Type
Commercial (commercial and industrial)	$408,466	$295,698	$271,802
Commercial (secured by real estate)	1,441,192	1,229,910	1,157,561

Total commercial	1,849,658	1,525,608	1,429,363
Construction and land development	2,465,504	2,333,585	2,064,756
Residential mortgage	1,459,023	1,337,728	1,299,512
Installment	178,564	179,617	171,734

Total loans	$5,952,749	$5,376,538	$4,965,365

As a percentage of total loans:
Commercial (commercial and industrial)	7%	6%	5%
Commercial (secured by real estate)	24	23	24

Total commercial	31	29	29
Construction and land development	41	43	42
Residential mortgage	25	25	26
Installment	3	3	3

Total	100%	100%	100%

By Geographic Location
Atlanta Region	$2,450,907	$2,005,024	$1,695,808
North Georgia	2,025,619	2,033,553	1,983,822
North Carolina	833,524	773,302	752,038
Coastal Georgia	401,940	357,659	342,992
Tennessee	240,759	207,000	190,705

Total loans	$5,952,749	$5,376,538	$4,965,365

     At September 30, 2007, total loans were $6.0 billion, an increase of $1.0 billion, or 20%, from September 30, 2006. During 2006, United experienced strong loan growth in all markets, with particular strength in construction and land development loans. In the third quarter of 2007, construction loans decreased from second quarter levels due to the slowdown in the housing market, especially in the Atlanta region. With the acquisition of First Bank of the South, United gained additional expertise in commercial lending that United plans to leverage to better diversify the loan portfolio and boost overall loan growth. The addition of First Bank of the South increased commercial loans to 31% of the loan portfolio at September 30, 2007 from 29% at December 31, 2006.
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
     Reviews of non-performing loans, past due loans and larger credits, designed to identify potential charges to the allowance for loan losses, as well as determine the adequacy of the allowance, are conducted on a regular basis during the quarter. These reviews are performed by the senior lending officers, credit administration and management, as well as a separate loan review department, and consider such factors as the financial strength of borrowers, the value of the applicable collateral, past loan loss experience, anticipated loan losses, growth in the loan portfolio, prevailing economic conditions and other factors. United also uses external loan review to supplement the activities of the loan review department and to ensure the independence of the loan review process.
     The following table presents a summary of the changes in the allowance for loan losses for the three-month and nine-month periods ended September 30, 2007 and 2006.
Table 9 — Summary of Loan Loss Experience
(dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Balance beginning of period	$92,471	$58,508	$66,566	$53,595
Allowance from acquisitions	—	—	7,091	—
Loans charged-off	(5,764)	(1,578)	(10,480)	(4,991)
Recoveries	528	271	1,658	1,397

Net charge-offs	(5,236)	(1,307)	(8,822)	(3,594)
Provision for loan losses	3,700	3,700	26,100	10,900

Balance end of period	$90,935	$60,901	$90,935	$60,901

Total loans:
At period end	$5,952,749	$4,965,365	$5,952,749	$4,965,365
Average	5,966,933	4,865,886	5,665,314	4,688,512
As a percentage of average loans (annualized):
Net charge-offs	.35%	.11%	.21%	.10%
Provision for loan losses	.25	.30	.61	.31
Allowance as a percentage of period end loans	1.53	1.23	1.53	1.23
Allowance as a percentage of period end non-performing loans	194	732	194	732
     Management believes that the allowance for loan losses at September 30, 2007 is appropriate to absorb losses inherent in the loan portfolio. This assessment involves uncertainty and judgment; therefore, the appropriateness of the allowance for loan losses cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examination of the Banks, may require adjustments to the provision for loan losses in future periods if, in their opinion, the results of their review warrant such additions.
Non-performing Assets
     The table below summarizes non-performing assets.
Table 10 — Non-Performing Assets
(dollars in thousands)

	September 30,	December 31,	September 30,
	2007	2006	2006
Non-accrual loans	$23,208	$12,458	$8,324
Non-accrual loans — Spruce Pine, NC lot loans	23,575	—	—
Loans past due 90 days or more and still accruing	—	—	—

Total non-performing loans	46,783	12,458	8,324
Other real estate owned	16,554	1,196	1,023

Total non-performing assets	$63,337	$13,654	$9,347

Non-performing loans as a percentage of total loans	.79%	.23%	.17
Excluding Spruce Pine, NC lot loans	.39	.23	.17
Non-performing assets as a percentage of total assets	.77	.19	.14
Excluding Spruce Pine, NC lot loans	.49	.19	.14
     Non-performing loans totaled $23.2 million at September 30, 2007, excluding the Spruce Pine, North Carolina lot loans, compared with $12.5 million at December 31, 2006 and $8.3 million at September 30, 2006. The increase in non-performing loans at September 30, 2007 is primarily due to the deterioration in the housing market. The largest concentration of non-performing assets, excluding the Spruce Pine, North Carolina lot loans, was in the Atlanta region, representing about 65% of the total. Residential construction was the largest category of non-performing assets, representing about 40% of the total. Non-performing assets, which include non-performing loans and foreclosed real estate, totaled $63.3 million at September 30, 2007, compared with $13.7 million at December 31, 2006 and $9.3 million at September 30, 2006.
     United’s policy is to place loans on non-accrual status when, in the opinion of management, the principal and interest on a loan is not likely to be repaid in accordance with the loan terms or when the loan becomes 90 days past due and is not well secured and in the process of collection. When a loan is placed on non-accrual status, interest previously accrued, but not collected, is reversed against current interest revenue. Depending on management’s evaluation of the borrower and loan collateral, interest revenue on a non-accrual loan may be recognized on a cash basis as payments are received. There were no commitments to lend additional funds to customers whose loans were on non-accrual status at September 30, 2007.
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
     Total investment securities available for sale at quarter-end increased $316.6 million from a year ago. The growth in the investment securities portfolio slightly exceeded growth in the rest of the balance sheet. At September 30, 2007, the securities portfolio was 16% of total assets, compared with 15% a year ago.
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

Deposits
     Total deposits at September 30, 2007 were $6.2 billion, an increase of $845.1 million, or 16%, from September 30, 2006. Total non-interest-bearing demand deposit accounts of $737 million increased $70 million, or 11%, NOW accounts of $1.5 billion increased $360 million, or 33%, money market accounts of $495 million increased $259 million, or 109%, and savings accounts of $195 million increased $28 million, or 16% reflecting the acquisitions of First Bank of the South and Southern National Bank and the ongoing success of United’s initiatives to raise core deposits. Excluding acquisitions, demand, NOW, money market and savings accounts increased $193 million, or 9%, from September 30, 2006.
     Total time deposits as of September 30, 2007 were $3.3 billion, an increase of $128 million, or 4%, from the third quarter of 2006. Time deposits less than $100,000 totaled $1.6 billion, compared with $1.5 billion a year ago, an increase of 5%. Time deposits of $100,000 and greater totaled $1.4 billion compared with $1.2 billion at September 30, 2006, an increase of 9%. Although much of the increase was the result of the acquisitions, in 2006 time deposit rates lagged the rise in rates on comparable wholesale borrowings allowing us to aggressively fund our balance sheet with certificates of deposits at rates as much as 100 basis points below wholesale borrowing rates. In late 2006 and into early 2007, competition for time deposits drove rates above wholesale borrowings leading us to allow non-relationship time deposits to leave the bank in favor of lower priced wholesale funding sources. Despite the shift in funding toward wholesale borrowings, our loan to deposit ratio remains below 100%.
     United utilizes “brokered” time deposits, issued in certificates of less than $100,000, as an alternative source of cost-effective funding. Brokered time deposits outstanding at September 30, 2007 were $308 million compared with $361 million at September 30, 2006, a decrease of 15%.
Wholesale Funding
     At September 30, 2007, both of the Banks were shareholders in a Federal Home Loan Bank (“FHLB”). Through this affiliation, FHLB secured advances totaled $519 million and $413 million at September 30, 2007 and 2006, respectively. United anticipates continued utilization of this short and long-term source of funds. FHLB advances outstanding at September 30, 2007 had both fixed and floating interest rates ranging from 2.85% to 6.59%. Additional information regarding FHLB advances, including scheduled maturities, is provided in Note 10 to the consolidated financial statements included in United’s 2006 Form 10-K.
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
     One of the tools management utilizes to estimate the sensitivity of net interest revenue to changes in interest rates is an interest rate simulation model. Such estimates are based upon a number of assumptions for various scenarios, including the level of balance sheet growth, deposit repricing characteristics and the rate of prepayments. The simulation model measures the potential change in net interest revenue over a twelve-month period under various interest rate scenarios. United’s baseline scenario assumes rates remain flat (“flat rate scenario”) over the next twelve months and is the scenario that all others are compared to in order to measure the change in net interest revenue. United runs ramp scenarios that assume gradual increases and decreases of 200 basis points each over the next twelve months. United’s policy for net interest revenue simulation is limited to a change from the flat rate scenario of less than 10% for the up or down 200 basis point ramp scenarios over twelve months. At September 30, 2007, United’s simulation model indicated that a 200 basis point increase in rates over the next twelve months would cause an approximate .3% increase in net interest revenue and a 200 basis point decrease in rates over the next twelve months would cause an approximate .8% decrease in net interest revenue.
     In order to manage its interest rate sensitivity, United uses off-balance sheet contracts that are considered derivative financial instruments. Derivative financial instruments can be a cost and capital effective means of modifying the repricing characteristics of on-balance sheet assets and liabilities. At September 30, 2007, United was a party to interest rate swap contracts under which it pays a variable rate and receives a fixed rate, and interest rate floor contracts in which United pays a premium to a counterparty who agrees to pay United the difference between a variable rate and a strike rate if the variable rate falls below the strike rate.

     The following table presents the derivative contracts outstanding at September 30, 2007.
Table 11 — Derivative Financial Instruments
As of September 30, 2007
(dollars in thousands)

		Rate
	Notional	Received /
Type/Maturity	Amount	Floor Rate	Rate Paid	Fair Value (9)
Fair Value Hedges:
LIBOR Swaps (Brokered CDs)
September 29, 2008 (1)	$10,000	5.25%	5.12%	$49
June 18, 2008 (2)	20,000	5.15	5.34	68
November 3, 2008 (3)	10,000	5.00	5.32	59
April 13, 2017 (4)	15,000	5.20	4.94	(142)

Total:	55,000	5.15	5.19	34

LIBOR Swaps (FHLB Advances)
January 5, 2009 (5)	25,000	5.06	5.55	165
March 2, 2009 (6)	25,000	4.90	5.54	168

Total:	50,000	4.98	5.55	333

Total Fair Value Hedges	105,000	5.07	5.36	367

Cash Flow Hedges:
Prime Swaps (Prime Loans) (7)
November 5, 2007	50,000	8.41	7.75	13
February 1, 2008	50,000	8.40	7.75	75
April 17, 2008	50,000	8.25	7.75	142
April 17, 2008	50,000	8.25	7.75	142
May 1, 2008	50,000	8.33	7.75	188
May 1, 2008	50,000	8.34	7.75	191
August 4, 2008	50,000	8.32	7.75	313
November 4, 2008	100,000	8.32	7.75	891
February 1, 2009	25,000	8.31	7.75	277
May 4, 2009	30,000	8.29	7.75	406
June 11, 2010	25,000	8.26	7.75	603

Total:	530,000	8.32	7.75	3,241

Prime Floors (Prime Loans) (8)
February 1, 2009	25,000	8.75		504
May 1, 2009	25,000	8.75		591
August 1, 2009	75,000	8.75		2,030
November 1, 2009	75,000	8.75		2,279
February 4, 2010	100,000	8.75		3,356
May 4, 2010	100,000	8.75		3,650
August 1, 2010	50,000	8.75		1,970
August 4, 2010	50,000	8.75		1,973

Total:	500,000			16,353

Total Cash Flow Hedges:	1,030,000			19,594

Total Derivative Contracts	$1,135,000			$19,961

(1)	Rate Paid equals 1-Month LIBOR minus .0075

(2)	Rate Paid equals 1-Month LIBOR minus .2725

(3)	Rate Paid equals 1-Month LIBOR minus .3435

(4)	Rate Paid equals 1-Month LIBOR minus .1100

(5)	Rate Paid equals 1-Month LIBOR minus .1101

(6)	Rate Paid equals 1-Month LIBOR minus .1280.

(7)	Rate Paid equals Prime rate as of September 30, 2007

(8)	Floor contracts receive cash payments equal to the floor rate less the prime rate.

(9)	Excludes accrued interest

     United’s derivative financial instruments are classified as either cash flow or fair value hedges. The change in fair value of cash flow hedges is recognized in other comprehensive income. Fair value hedges recognize currently in earnings both the impact of the change in the fair value of the derivative financial instrument and the offsetting impact of the change in fair value of the hedged asset or liability. At September 30, 2007, United had interest rate swap contracts with a total notional amount of $530 million that were designated as cash flow hedges of prime based loans. United had interest rate floor contracts with a total notional of $500 million that were also designated as cash flow hedges of prime based loans. United also has six receive fixed, pay LIBOR swap contracts with a total notional of $105 million that were accounted for as fair value hedges of brokered deposits and fixed rate FHLB advances.
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
     The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and the maturities and sales of securities. Mortgage loans held for sale totaled $23.7 million at September 30, 2007, and typically turn over every 45 days as the closed loans are sold to investors in the secondary market.
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
     United has available a line of credit and a joint credit agreement at its holding company with other financial institutions totaling $75 million. At September 30, 2007, United had an outstanding balance of $25.0 million on these credit facilities. United had sufficient qualifying collateral to increase FHLB advances by $385 million at September 30, 2007. United’s internal policy limits brokered deposits to 25% of total non-brokered deposits. At September 30, 2007, United had the capacity to increase brokered deposits by $1.2 billion and still remain within this limit.
     As disclosed in United’s consolidated statement of cash flows, net cash provided by operating activities was $86.2 million for the nine months ended September 30, 2007. The major contributors in this category were net income of $53.8 million, provision for loan losses of $26.1 million, a decrease in mortgage loans held for sale of $11.6 million, non cash expenses for depreciation, amortization and accretion of $10.6 million, and stock based compensation of $2.6 million,. Those sources were offset by uses including an increase in other assets and accrued interest receivable of $9.2 million and a decrease in accrued expenses and other liabilities of $8.5 million. Net cash used by investing activities of $280.5 million consisted primarily of purchases of investment securities of $484.2 million, a net increase in loans totaling $81.4 million, the purchase of bank owned life insurance of $50 million, purchases of premises and equipment of $26.8 million, and cash paid for acquisitions of $4.3 million. Net cash provided by financing activities of $261.5 million consisted primarily a net increase in federal funds purchased, repurchase agreements, and other short-term borrowings of $472.9 million that were offset by a net decrease in deposits of $186.4 million and the use of cash to purchase treasury stock of $31.9 million, and by the use of cash for dividends paid of $11.7 million. In the opinion of management, the liquidity position at September 30, 2007 is sufficient to meet its expected cash flow requirements.

Capital Resources and Dividends
     Shareholders’ equity at September 30, 2007 was $833.8 million, an increase of $307.0 million, or 58%, from September 30, 2006. Accumulated other comprehensive income (loss) is not included in the calculation of regulatory capital adequacy ratios. Excluding the change in the accumulated other comprehensive income (loss), shareholders’ equity increased $298 million, or 56%, from September 30, 2006. Dividends of $12.6 million, or $.27 per share, were declared on common stock during the first nine months of 2007, an increase of 30% from the amount declared in the same period in 2006 due to a 13% increase in the dividend rate and an increase in the number of outstanding shares primarily resulting from the acquisitions of First Bank of the South and Southern National Bank. The dividend payout ratio was 19% for the third quarters of 2007 and 2006 based on operating earnings per share. Although, United retains a portion of its earnings in order to provide a cost-effective source of capital for continued growth and expansion, the company recognizes that cash dividends are an important component of shareholder value, and therefore, provides for cash dividends when earnings and capital levels permit.
     United had in place a Board approved repurchase authorization of 1,000,000 shares of its outstanding common stock that expires on December 31, 2007. At its July 19, 2007 meeting, United’s Board of Directors increased the authorization to 2,000,000 shares. In the third quarter, United repurchased 1,304,775 shares of its outstanding common stock at a cost of $31.9 million. At its October 18, 2007 meeting, United’s Board further increased the authorization to 3,000,000 shares and extended the expiration date to December 31, 2008.
     United’s common stock trades on the Nasdaq Global Select Market under the symbol “UCBI”. Below is a quarterly schedule of high, low and closing stock prices and average daily volume for 2007 and 2006.
Table 12 — Stock Price Information

	2007				2006
				Avg Daily				Avg Daily
	High	Low	Close	Volume	High	Low	Close	Volume
First quarter	$34.98	$30.81	$32.79	232,269	$29.64	$26.02	$28.15	59,252
Second quarter	33.03	25.80	25.89	266,682	31.26	27.02	30.44	92,937
Third quarter	27.50	22.16	24.52	346,596	33.10	27.51	30.05	86,495
Fourth quarter					33.37	29.03	32.32	87,626
     The increase in the average daily trading volume in 2007 resulted from United’s inclusion in Standard & Poors’ SmallCap 600 index on March 9, 2007.
     The following table presents the quarterly cash dividends declared in 2007 and 2006 and the respective payout ratios as a percentage of basic operating earnings per share, which excludes the effect of a $15 million special fraud-related loan loss provision in the second quarter of 2007.
Table 13 — Dividend Payout Information

	2007			2006
	Dividend	Payout %		Dividend	Payout %
First quarter	$.09	20		$.08	20
Second quarter	.09	19	*	.08	19
Third quarter	.09	19		.08	19
Fourth quarter				.08	18

*	Based on basic operating earnings per share which excludes the effect of the $15 million special fraud-related provision for loan losses. Including the special provision, the dividend payout ratio was 35% for the second quarter of 2007.
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
     The following table shows United’s capital ratios, as calculated under regulatory guidelines, at September 30, 2007 and 2006.
     Table 14 — Capital Ratios
     (dollars in thousands)

	2007		2006
	Actual	Regulatory	Actual	Regulatory
	Amount	Minimum	Amount	Minimum
Tier I Leverage:
Amount	$551,265	$232,942	$457,079	$187,020
Ratio	7.10%	3.00%	7.33%	3.00%
Tier I Risk-Based:
Amount	$551,265	$251,337	$457,079	$206,290
Ratio	8.77%	4.00%	8.86%	4.00%
Total Risk-Based:
Amount	$696,511	$502,674	$587,580	$412,581
Ratio	11.08%	8.00%	11.39%	8.00%
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
Item 3. Quantitative and Qualitative Disclosure About Market Risk
     There have been no material changes in United’s quantitative and qualitative disclosures about market risk as of September 30, 2007 from that presented in the Annual Report on Form 10-K for the year ended December 31, 2006. The interest rate sensitivity position at September 30, 2007 is included in management’s discussion and analysis on page 24 of this report.

Item 4. Controls and Procedures
     United’s management, including the Chief Executive Officer and Chief Financial Officer, supervised and participated in an evaluation of the company’s disclosure controls and procedures as of September 30, 2007. Based on, and as of the date of, that evaluation, United’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective in accumulating and communicating information to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures of that information under the Securities and Exchange Commission’s rules and forms and that the disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports that are filed or submitted by United under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
     There were no changes in United’s internal controls over financial reporting that occurred during Unite’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, United’s internal controls over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     United had in place a Board approved repurchase authorization of 1,000,000 shares of its outstanding common stock that expires on December 31, 2007. At its July 19, 2007 meeting, United’s Board of Directors increased the authorization to 2,000,000 shares. In the third quarter, United repurchased 1,304,775 shares of its outstanding common stock at a cost of $31.9 million. At its October 18, 2007 meeting, United’s Board further increased the authorization to 3,000,000 shares and extended the expiration date to December 31, 2008.
     The following table sets forth information regarding purchases of our common stock by us or any affiliated purchaser during the three months ended September 30, 2007. Stock repurchases may be made in the open market or in private transactions at time and in amounts that we deem appropriate. However, there is no guarantee as to the exact number of additional shares that may be repurchased, and we may terminate or limit the stock repurchase program at any time. We will hold the repurchased shares as treasury shares.
Table 15 — Stock Repurchase Information

			Total number of	Maximum number of
			shares purchased as	shares that may yet be
		Average	part of publicly	purchased under the
	Total number of	price paid	announced plans or	publicly announced
Period	shares purchased(1)	per share	programs	plans or programs
July 2007	62,000	$23.91	62,000	2,938,000
August 2007	602,775	24.08	602,775	2,335,225
September 2007	640,000	24.81	640,000	1,695,225

Total third quarter	1,304,775	$24.43	1,304,775

(1)	The total number of shares purchased includes an aggregate of 1,755 shares surrendered to us to satisfy tax withholding obligations in connection with the vesting of shares of restricted stock and/or the exercise of stock options.
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
President and Chief Executive Officer (Principal Executive Officer)

/s/ Rex S. Schuette
Rex S. Schuette
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Alan H. Kumler
Alan H. Kumler
Senior Vice President and Controller (Principal Accounting Officer) Date: November 7, 2007