Form 10-K
period 2007-12-31
UNITED COMMUNITY BANKS INC
filed 2008-02-29
CIK 857855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

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
Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Sections 13 or 15(d) of the Act.
Yes ☐  No ☒

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐  No ☒

State the aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $1,088,226,189 based on shares held by non-affiliates at $25.89 per share, the closing stock price on the Nasdaq stock market on June 29, 2007).

As of January 31, 2008, 49,965,766 shares of common stock were issued and outstanding, including presently exercisable options to acquire 1,694,064 shares and 84,627 shares issuable under United Community Banks, Inc.’s deferred compensation plan.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 30, 2008 are incorporated herein into Part III by reference.

PART I

ITEM 1.    BUSINESS.

United Community Banks, Inc. (“United”), a bank holding company registered under the Bank Holding Company Act of 1956, was incorporated under the laws of Georgia in 1987 and commenced operations in 1988 by acquiring 100% of the outstanding shares of Union County Bank, Blairsville, Georgia, now known as United Community Bank, Blairsville, Georgia

United acquired United Community Bank, Brevard, North Carolina in 1990 and merged the bank into United Community Bank, Blairsville, Georgia effective February 1, 2008.  Although United operated both the Georgia bank and north Carolina bank for the past five years, we will refer to the consolidated Georgia bank (“the Bank”) only through this report.  Substantially all of United’s activities were conducted by the Bank.

Since the early 1990’s, United has actively expanded its market coverage through organic growth complemented by selective acquisitions, primarily of banks whose managements share United’s community banking and customer service philosophies.  Although those acquisitions have directly contributed to United’s growth over the last ten years, their contribution has primarily been to provide United access to new markets with attractive growth potential.  Organic growth in assets includes growth through existing offices as well as growth at de novo locations and post-acquisition growth at acquired banking offices.  Organic growth will continue to be the principal focus of United’s balanced growth strategy to extend its reach in both new and existing markets.

To emphasize its commitment to community banking, United conducts substantially all of its operations through a community-focused operating model of 27 separate “community banks”, which as of December 31, 2007, operated at 111 locations in north Georgia, metro Atlanta and Gainesville (“Atlanta Region”), coastal Georgia, western North Carolina and east Tennessee.  The community banks offer a full range of retail and corporate banking services, including checking, savings, and time deposit accounts, secured and unsecured loans, wire transfers, brokerage services, and other financial services, and are led by local bank presidents (referred to herein as the “Presidents”) and management with significant experience in, and ties to, their communities.  Each of the community bank Presidents has authority, alone or with other local officers, to make most credit decisions.

In June 2007, United completed the acquisition of Gwinnett Commercial Group, Inc. and its wholly-owned subsidiary First Bank of the South.  The acquisition of Gwinnett Commercial Group added assets and deposits of $809 million and $568 million, respectively, and five banking offices in Atlanta Region.

In December 2006, United completed the acquisition of Southern Bancorp, Inc. a Georgia bank holding company and its wholly-owned subsidiary Southern National Bank.  Southern National Bank has two banking offices in Atlanta Region.  United also acquired two branch locations in western North Carolina.  Both transactions collectively added $430 million in assets and $360 million in deposits.  In addition, United opened five de novo locations in 2007 and eight in 2006.

The Bank, through its full-service retail mortgage lending division, United Community Mortgage Services (“UCMS”), is approved as a seller/servicer for Federal National Mortgage Association and Federal Home Loan Mortgage Corporation and provides fixed and adjustable-rate home mortgages.  During 2007, the Bank originated $410 million of residential mortgage loans throughout Georgia, North Carolina and Tennessee for the purchase of homes and to refinance existing mortgage debt.  Substantially all of these mortgages were sold into the secondary market with no recourse to the Bank other than for breach of warranties.

Acquired in 2000, Brintech, Inc. (“Brintech”), a subsidiary of the Bank, is a consulting firm for the financial services industry.  Brintech provides consulting, advisory, and implementation services in the areas of strategic planning, profitability improvement, technology, efficiency, security, risk management, network, Internet banking, marketing, core processing, and telecommunications.

United owns an insurance agency, United Community Insurance Services, Inc. (“UCIS”), known as United Community Advisory Services, that is a subsidiary of the Bank.

United provides retail brokerage services through an affiliation with a third party broker/dealer.

Forward-Looking Statements

This Form 10-K contains forward-looking statements regarding United, including, without limitation, statements relating to United’s expectations with respect to revenue, credit losses, levels of nonperforming assets, expenses, earnings and other measures of financial performance.  Words such as “may”, “could”, “would”, “should”, “believes”, “expects”, “anticipates”, “estimates”, “intends”, “plans”, “targets” or similar expressions are intended to identify forward-looking statements.  These forward-looking statements are not guarantees of future performance and involve certain risks and uncertainties that are subject to change based on various factors (many of which are beyond United’s control).  The following factors, among others, could cause United’s financial performance to differ materially from the expectations expressed in such forward-looking statements:

●	our past operating results may not be indicative of future operating results;
●	our business is subject to the success of the local economies in which we operate;
●	our concentration of construction and land development loans is subject to unique risks that could adversely affect our earnings;
●	we may face risks with respect to future expansion and acquisitions or mergers;
●	changes in prevailing interest rates may negatively affect our net income and the value of our assets;
●	if our allowance for loan losses is not sufficient to cover actual loan losses, earnings would decrease;
●	competition from financial institutions and other financial service providers may adversely affect our profitability;
●	business increases, productivity gains and other investments are lower than expected or do not occur as quickly as anticipated;
●	competitive pressures among financial services companies increase significantly;
●	the success of our business strategy;
●	the strength of the United States economy in general changes;
●	trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, change;
●	inflation or market conditions fluctuate;
●	conditions in the stock market, the public debt market and other capital markets deteriorate;
●	financial services laws and regulations change;
●	technology changes and United fails to adapt to those changes;
●	consumer spending and saving habits change;
●	unanticipated regulatory or judicial proceedings occur; and
●	United is unsuccessful at managing the risks involved in the foregoing.

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

Monetary Policy And Economic Conditions

United’s profitability depends to a substantial extent on the difference between interest revenue received from loans, investments, and other earning assets, and the interest paid on deposits and other liabilities.  These rates are highly sensitive to many factors that are beyond the control of United, including national and international economic conditions and the monetary policies of various governmental and regulatory authorities, particularly the Federal Reserve.  The instruments of monetary policy employed by the Federal Reserve include open market operations in U.S. government securities, changes in the discount rate on bank borrowings and changes in reserve requirements against bank deposits.

Competition

The market for banking and bank-related services is highly competitive.  United actively competes in their respective market areas, which include north Georgia, the Atlanta Region, coastal Georgia, western North Carolina and east Tennessee, with other providers of deposit and credit services.  These competitors include other commercial banks, savings banks, savings and loan associations, credit unions, mortgage companies, and brokerage firms.

The following table displays the respective percentage of total bank and thrift deposits in each county where the Bank has operations.  The table also indicates the ranking by deposit size in each county.  All information in the table was obtained from the Federal Deposit Insurance Corporation Summary of Deposits as of June 30, 2007.  The following information only shows market share in deposit gathering, which may not be indicative of market presence in other areas.

Share of Local Deposit Markets by County - Banks and Savings Institutions

	Market	Rank in		Market	Rank in		Market	Rank in
	Share	Market		Share	Market		Share	Market

Atlanta Region			North Georgia			Coastal Georgia
Bartow	7%	6	Chattooga	42%	1	Chatham	1%	12
Carroll	3	9	Fannin	50	1	Glynn	18	2
Cherokee	4	9	Floyd	15	3	Ware	7	5
Cobb	4	8	Gilmer	15	2
Coweta	1	12	Habersham	14	3	North Carolina
Dawson	36	1	Jackson	2	11	Avery	13	4
DeKalb	1	18	Lumpkin	27	2	Cherokee	46	1
Douglas	2	11	Rabun	12	5	Clay	53	1
Fayette	1	12	Towns	32	2	Graham	75	1
Forsyth	3	11	Union	85	1	Haywood	11	5
Fulton	1	17	White	40	1	Henderson	3	11
Gwinnett	4	5				Jackson	23	2
Hall	9	5	Tennessee			Macon	9	4
Henry	3	12	Blount	4	8	Mitchell	29	1
Newton	4	6	Bradley	4	7	Swain	31	2
Paulding	2	8	Knox	1	13	Transylvania	12	3
Pickens	2	7	Loudon	19	3	Watauga	1	13
Rockdale	12	4	McMinn	3	8	Yancey	12	5
Walton	1	13	Monroe	2	8
			Roane	9	4

Loans

The Bank makes both secured and unsecured loans to individuals, firms, and corporations.  Secured loans include first and second real estate mortgage loans.  The Bank also makes direct installment loans to consumers on both a secured and unsecured basis.  At December 31, 2007, commercial (commercial and industrial), commercial (secured by real estate), construction (residential and commercial), residential mortgage and consumer installment loans represented approximately 7%, 25%, 40%, 25% and 3%, respectively, of United’s total loan portfolio.

Specific risk elements associated with the Bank’s lending categories include, but are not limited to:

Loan Type	Risk Elements

Commercial (commercial and industrial)
Industry concentrations; inability to monitor the condition of collateral (inventory, accounts receivable and vehicles); increased competition; use of specialized or obsolete equipment as collateral; insufficient cash flow from operations to service debt payments.

Commercial (secured by real estate)	Loan portfolio concentrations; declines in general economic conditions and occupancy rates; business failure and lack of a suitable alternative use for property; environmental contamination.

Construction (residential and commercial)	Loan portfolio concentrations; inadequate long-term financing arrangements; cost overruns, changes in market demand for property.

Residential mortgage	Changes in general economic conditions or in the local economy; loss of borrower’s employment; insufficient collateral value due to decline in property value.

Consumer installment	Loss of borrower’s employment; changes in local economy; the inability to monitor collateral (vehicles and boats).

Lending Policy

The Bank makes loans primarily to persons or businesses that reside, work, own property, or operate in its primary market areas.  Unsecured loans are generally made only to persons who qualify for such credit based on net worth and liquidity.  Secured loans are made to persons who are well established and have net worth, collateral, and cash flow to support the loan.  Exceptions to the Bank’s policies are permitted on a case-by-case basis and require the approving officer to document, in writing, the reason for the exception.  Loans exceeding the approving officer’s credit limit must be approved through the credit approval process involving Regional Credit Managers.  All loans to borrowers whose aggregate lending relationship exceeds $5 million must be reported to the Bank’s Board of Directors for ratification.

United’s Credit Administration department provides each lending officer with written guidelines for lending activities as approved by the Bank’s Board of Directors.  Limited lending authority is delegated to lending officers by United’s Management Credit and Policy Committee as authorized by the Bank’s Board of Directors or the Committee’s designees in Credit Administration.  Loans in excess of individual officer credit authority must be approved by a senior officer with sufficient approval authority delegated by the Management Credit and Policy Committee as authorized by the Bank’s Board of Directors.  Loans to borrowers whose total aggregate loans exceed $15.0 million require the additional approval of two Bank directors.

Regional Credit Managers

United utilizes its Regional Credit Managers to provide credit administration support to the Bank as needed.  The Regional Credit Managers have joint lending approval authority with the community bank Presidents within varying limits set by the Management Credit and Policy Committee based on characteristics of each market.  The Regional Credit Managers also provide credit underwriting support as needed by the community banks they serve.

Loan Review and Non-performing Assets

The Loan Review Department of United reviews, or engages an independent third party to review, the Bank’s loan portfolio on an ongoing basis to identify any weaknesses in the portfolio and to assess the general quality of credit underwriting. The results of such reviews are presented to Executive Management, the community bank Presidents, Credit Administration management and the Audit Committee of the Board of Directors.  If an individual loan or credit relationship has a material weakness identified during the review process, the risk rating of the loan, or all loans comprising that credit relationship, will be downgraded to the classification that most closely matches the current risk level.  The review process also provides for the upgrade of loans that show improvement since the last review.  Since each loan in a credit relationship may have a different credit structure, collateral, and other secondary source of repayment, different loans in a relationship can be assigned different risk ratings.  Under United’s 10-tier loan grading system, grades 1 through 6 are considered “pass” (acceptable) credit risk, grade 7 is a “watch” rating, and grades 8 through 10 are “adversely classified” credits that require management’s attention.  Both the pass and adversely classified ratings, and the entire 10-grade rating scale, provide for a higher numeric rating for increased risk.  For example, a risk rating of 1 is the least risky of all credits and would be typical of a loan that is 100% secured by a deposit at the Bank.  Risk ratings of 2 through 6 in the pass category each have incrementally more risk.  The four watch list credit ratings and rating definitions are:

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

9 (Doubtful)	Specific weaknesses characterized as Substandard that are severe enough to make collection in full unlikely. No reliable secondary source of full repayment.

10 (Loss)	Same characteristics as Doubtful, however, probability of loss is certain. Loans classified as such are generally charged-off.

In addition, Credit Administration and Accounting jointly prepare a quarterly analysis to determine the adequacy of the Allowance for Loan Losses (“ALL”) for the Bank.  The ALL analysis also provides the consolidated analysis for United.  The ALL analysis starts with total loans and subtracting loans fully secured by deposit accounts at the Bank, which effectively have no risk of loss.  Next, all loans with an adversely classified rating are subtracted, including loans considered impaired.  The remaining loan balance for each major loan category is then multiplied by its respective loss factor that is derived from the average historical loss rate for the preceding two year period, adjusted to reflect current economic conditions, which provides a required minimum ALL for pass credits.  Loss factors for these loans are determined based on historical loss experience by type of loan.  Loans that are considered impaired are evaluated separately and are assigned specific reserves as necessary.

Asset/Liability Committees

United’s asset/liability committee (“ALCO”) is composed of executive officers and the Treasurer of United.  The ALCO is charged with managing the assets and liabilities of United and the Bank.  The ALCO attempts to manage asset growth, liquidity, and capital to maximize income and reduce interest rate risk, market risk and liquidity risk.  The ALCO directs the Bank’s overall acquisition and allocation of funds.  At periodic meetings, the committee reviews the monthly asset and liability funds budget in relation to the actual flow of funds; the ratio of the amount of rate sensitive assets to the amount of rate sensitive liabilities; the ratio of allowance for loan losses to outstanding and non-performing loans; and other variables, such as stress testing expected loan demand, investment opportunities, core deposit growth within specified categories, regulatory changes, monetary policy adjustments and the overall state of the economy.  A more comprehensive discussion of United’s Asset/Liability Management and interest rate risk is contained in Management’s Discussion and Analysis (Part II, Item 7) and Quantitative and Qualitative Disclosures About Market Risk (Part II, Item 7A) sections of this report.

Investment Policy

United’s investment portfolio policy is to maximize income within liquidity, asset quality and regulatory constraints.  The policy is reviewed from time to time by United’s ALCO and United’s Board of Directors.  Individual transactions, portfolio composition, and performance are reviewed and approved periodically by United’s Board of Directors or a committee thereof.  The Chief Financial Officer and Treasurer of United administer the policy and report information to the Board of Directors on a quarterly basis concerning sales, purchases, maturities and calls, resultant gains or losses, average maturity, federal taxable equivalent yields, and appreciation or depreciation by investment categories.

Employees

As of December 31, 2007, United and its subsidiaries had 1,944 full-time equivalent employees.  Neither United nor any of its subsidiaries is a party to any collective bargaining agreement and management believes that employee relations are good.

Available Information

United’s Internet website address is ucbi.com.  United makes available free of charge through its website Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after they are filed with, or furnished to, the Securities & Exchange Commission.

Supervision And Regulation

The following is an explanation of the supervision and regulation of United and the Bank as financial institutions.  This explanation does not purport to describe state, federal or Nasdaq Stock Market supervision and regulation of general business corporations or Nasdaq listed companies.

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

The Act requires every bank holding company to obtain the Federal Reserve’s prior approval before (1) it may acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank that it does not already control; (2) it or any of its non-bank subsidiaries may acquire all or substantially all of the assets of a bank; and (3) it may merge or consolidate with any other bank holding company.  In addition, a bank holding company is generally prohibited from engaging in, or acquiring, direct or indirect control of the voting shares of any company engaged in non-banking activities.  This prohibition does not apply to activities listed in the Act or found by the Federal Reserve, by order or regulation, to be closely related to banking or managing or controlling banks as to be a proper incident thereto.  Some of the activities that the Federal Reserve has determined by regulation or order to be closely related to banking are:

●	making or servicing loans and certain types of leases;
●	performing certain data processing services;
●	acting as fiduciary or investment or financial advisor;
●	providing brokerage services;

●	underwriting bank eligible securities;
●	underwriting debt and equity securities on a limited basis through separately capitalized subsidiaries; and
●	making investments in corporations or projects designed primarily to promote community welfare.

Although the activities of bank holding companies have traditionally been limited to the business of banking and activities closely related or incidental to banking (as discussed above), the Gramm-Leach-Bliley Act (the “GLB Act”) relaxed the previous limitations and permitted bank holding companies to engage in a broader range of financial activities.  Specifically, bank holding companies may elect to become financial holding companies which may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature.  Among the activities that are deemed “financial in nature” include:

●	lending, exchanging, transferring, investing for others or safeguarding money or securities;
●	insuring, guaranteeing, or indemnifying against loss, harm, damage, illness, disability, or death, or providing and issuing annuities, and acting as principal, agent, or broker with respect thereto;
●	providing financial, investment, or economic advisory services, including advising an investment company;
●	issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly; and
●	underwriting, dealing in or making a market in securities
.
A bank holding company may become a financial holding company under this statute only if each of its subsidiary banks is well-capitalized, is well managed and has at least a satisfactory rating under the Community Reinvestment Act.  A bank holding company that falls out of compliance with such requirement may be required to cease engaging in certain activities.  Any bank holding company that does not elect to become a financial holding company remains subject to the bank holding company restrictions of the Act.

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

United must also register with the Georgia Department of Banking and Finance (“DBF”) and file periodic information with the DBF.  As part of such registration, the DBF requires information with respect to the financial condition, operations, management and intercompany relationship of United and the Bank and related matters.  The DBF may also require such other information as is necessary to keep itself informed concerning compliance with Georgia law and the regulations and orders issued thereunder by the DBF, and the DBF may examine United and the Bank.  Although the Bank operates branches in North Carolina and Tennessee, neither the North Carolina Banking Commission (“NCBC”), nor the Tennessee Department of Financial Institutions (“TDFI”) examines or directly regulates out-of-state holding companies.

United is an “affiliate” of the Bank under the Federal Reserve Act, which imposes certain restrictions on (1) loans by the Bank to United, (2) investments in the stock or securities of United by the Bank, (3) the Bank taking the stock or securities of an “affiliate” as collateral for loans by the Bank to a borrower, and (4) the purchase of assets from United by the Bank.  Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

The Bank and each of its subsidiaries are regularly examined by the Federal Deposit Insurance Corporation (the “FDIC”).  The Bank, as a state banking association organized under Georgia law, is subject to the supervision of, and is regularly examined by, the DBF.  The Bank’s North Carolina branches are subject to examination by the NCBC.  The Bank’s Tennessee branches are subject to examination by the TDFI.  Both the FDIC and the DBF must grant prior approval of any merger, consolidation or other corporation reorganization involving The Bank.

Payment of Dividends.  United is a legal entity separate and distinct from the Bank.  Most of the revenue of United results from dividends paid to it by the Bank.  There are statutory and regulatory requirements applicable to the payment of dividends by the Bank, as well as by United to its shareholders.

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

The payment of dividends by United and the Bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.  In addition, if, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending upon the financial condition of the bank, could include the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice.  The FDIC has issued a policy statement providing that insured banks should generally only pay dividends out of current operating earnings.  In addition to the formal statutes and regulations, regulatory authorities consider the adequacy of the Bank’s total capital in relation to its assets, deposits and other such items.  Capital adequacy considerations could further limit the availability of dividends from the Bank.  At February 1, 2008, net assets available from the Bank to pay dividends without prior approval from regulatory authorities totaled approximately $28 million.  For 2007, United’s declared cash dividend payout to common stockholders was $16.8 million, or 28.57% of basic earnings per common share.

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

The FDIC has adopted regulations implementing the prompt corrective action provisions of the 1991 Act, which place financial institutions in the following five categories based upon capitalization ratios: (1) a “well-capitalized” institution has a Total risk-based capital ratio of at least 10%, a Tier I risk-based ratio of at least 6% and a leverage ratio of at least 5%; (2) an “adequately capitalized” institution has a Total risk-based capital ratio of at least 8%, a Tier I risk-based ratio of at least 4% and a leverage ratio of at least 4%; (3) an “undercapitalized” institution has a Total risk-based capital ratio of under 8%, a Tier I risk-based ratio of under 4% or a leverage ratio of under 4%; (4) a “significantly undercapitalized” institution has a Total risk-based capital ratio of under 6%, a Tier I risk-based ratio of under 3% or a leverage ratio of under 3%; and (5) a “critically undercapitalized” institution has a leverage ratio of 2% or less.  Institutions in any of the three undercapitalized categories would be prohibited from declaring dividends or making capital distributions.  The FDIC regulations also establish procedures for “downgrading” an institution to a lower capital category based on supervisory factors other than capital.

To continue to conduct its business as currently conducted, United and the Bank will need to maintain capital well above the minimum levels.  As of December 31, 2007 and 2006, the most recent notifications from the FDIC categorize the Bank as “well-capitalized” under current regulations.

Commercial Real Estate.  In December, 2006 the federal banking agencies, including the FDIC, issued a final guidance on concentrations in commercial real estate lending, noting that recent increases in banks’ commercial real estate concentrations could create safety and soundness concerns in the event of a significant economic downturn.  The guidance mandates certain minimal risk management practices and categorizes banks with defined levels of such concentrations as banks requiring elevated examiner scrutiny.  The Bank has concentrations in commercial real estate loans in excess of those defined levels.  Although management believes that United’s credit processes and procedures meet the risk management standards dictated by this guidance, regulatory outcomes could effectively limit increases in the real estate concentrations in the Bank’s loan portfolio and require additional credit administration and management costs associated with those portfolios.

Loans.  Inter-agency guidelines adopted by federal bank regulators mandate that financial institutions establish real estate lending policies with maximum allowable real estate loan-to-value limits, subject to an allowable amount of non-conforming loans as a percentage of capital.  The Bank adopted the federal guidelines in 2001.

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

Anti-Money Laundering Initiatives and the USA Patriot Act.  A major focus of governmental policy on financial institutions in recent years has been aimed at combating terrorist financing.  This has generally been accomplished by amending existing anti-money laundering laws and regulations.  The USA Patriot Act of 2001 (the “USA Patriot Act”) has imposed significant new compliance and due diligence obligations, creating new crimes and penalties.  The United States Treasury Department has issued a number of implementing regulations which apply to various requirements of the USA Patriot Act to United and the Bank.  These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers.  Failure of a financial institution to maintain and implement adequate programs to combat terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution.

Executive Officers Of United

Senior executives of United are elected by the Board of Directors annually and serve at the pleasure of the Board of Directors.

The senior executives officers of United, and their ages, positions with United, past five year employment history and terms of office as of February 1, 2008, are as follows:

Name (age)	Position with United	Officer of United Since

Jimmy C. Tallent (55)	President, Chief Executive Officer and Director	1988

Guy W. Freeman (71)	Executive Vice President, Chief Operating Officer and Director	1995

Rex S. Schuette (58)	Executive Vice President and Chief Financial Officer	2001

David Shearrow (48)	Executive Vice President and Chief Risk Officer since April 2007; prior to joining United, he served as Executive Vice President and Senior Credit Officer of SunTrust Banks.	2007

Craig Metz (52)	Executive Vice President of Marketing	2002

Bill M. Gilbert (55)	Senior Vice President of Retail Banking since June 2003; previously, he was President of United Community Bank - Summerville	2003

None of the above officers are related and there are no arrangements or understandings between them and any other person pursuant to which any of them was elected as an officer, other than arrangements or understandings with directors or officers of United acting solely in their capacities as such.  Thomas C. Gilliland, former Executive Vice President, Secretary, and General Counsel, retired effective January 31, 2008.

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

Past operating results may not be indicative of future operating results.

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

United’s success significantly depends on the growth in population, income levels, loans and deposits and on the continued stability in real estate values in its markets. If the communities in which it operates do not grow or if prevailing economic conditions locally or nationally are unfavorable, United’s business may be adversely affected. Adverse economic conditions in United’s specific market areas, specifically decreases in real estate property values due to the nature of United’s loan portfolio, approximately 90% of which is secured by real estate, could reduce United’s growth rate, affect the ability of customers to repay their loans and generally affect United’s financial condition and results of operations. United is less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of more diverse economies.

United’s concentration of residential construction loans is subject to unique risks that could adversely affect earnings.

United’s residential construction loan portfolio was $1.8 billion at December 31, 2007, comprising 31% of total loans. Residential construction loans are often riskier than home equity loans or residential mortgage loans to individuals. In the event of a general economic slowdown like the one we are currently experiencing, these loans sometimes represent higher risk due to slower sales and reduced cash flow that could affect the borrowers’ ability to repay on a timely basis.

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

United regularly engages in de novo branch expansion.  Also, when a business opportunity becomes available in the right market with the right management team, United may seek to acquire other financial institutions or parts of those institutions.  These involve a number of risks, including:

•
the potential inaccuracy of the estimates and judgments used to evaluate credit, operations, management and market risks with respect to an acquired branch or institution,a new branch office or a new market;

•
the time and costs of evaluating new markets, hiring or retaining experienced local management and opening new offices and the time lags between these activities and the generation of sufficient assets and deposits to support the costs of the expansion;

•	the incurrence and possible impairment of goodwill associated with an acquisition and possible adverse effects on results of operations; and
•	the risk of loss of key employees and customers of an acquired branch or institution.

Changes in prevailing interest rates may negatively affect net income and the value of United’s assets.

Changes in prevailing interest rates may negatively affect the level of net interest revenue, the primary component of net income. In a period of changing interest rates, interest expense may increase at different rates than the interest earned on assets. Accordingly, changes in interest rates could decrease net interest revenue. At December 31, 2007, our simulation model indicated that a 200 basis point increase in rates over the next twelve months would cause an approximate 1.3% increase in net interest revenue and a 200 basis point decrease in rates over the next twelve months would cause an approximate 1.5% decrease in net interest revenue.

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

United may be subject to losses due to fraudulent and negligent conduct of our loan customers, third party service providers and employees.

When we make loans to individuals or entities, we rely upon information supplied by borrowers and other third parties, including information contained in the applicant’s loan application, property appraisal reports, title information and the borrower’s net worth, liquidity and cash flow information.  While we attempt to verify information provided through available sources, we cannot be certain all such information is correct or complete.  Our reliance on incorrect or incomplete information could have a material adverse effect on our profitability or financial condition.

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

ITEM 1B.          UNRESOLVED STAFF COMMENTS.

There are no unresolved comments from the Securities and Exchange Commission staff regarding United’s periodic or current reports under the Exchange Act.

ITEM 2.             PROPERTIES.

The executive offices of United are located at 63 Highway 515, Blairsville, Georgia.  United owns this property. The Bank conducts business from facilities primarily owned by the Bank, all of which are in a good state of repair and appropriately designed for use as banking facilities.  The Bank, Brintech and UCIS provide services or perform operational functions at 130 locations, of which 99 are owned and 31 are leased under operating leases. Note 7 to United’s Consolidated Financial Statements includes additional information regarding amounts invested in premises and equipment.

ITEM 3.             LEGAL PROCEEDINGS.

In the ordinary course of operations, United and the Bank are defendants in various legal proceedings incidental to its business.  In the opinion of management, there is no pending or threatened proceeding in which an adverse decision will result in a material adverse change in the consolidated financial condition or results of operations of United.  No material proceedings terminated in the fourth quarter of 2007.

ITEM 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the security holders of United during the fourth quarter of 2007.

PART II

ITEM 5.     MARKET FOR UNITED’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Stock.  United’s common stock trades on the Nasdaq Global Select Market under the symbol “UCBI”.  The closing price for the period ended December 31, 2007 was $15.80.  Below is a schedule of high, low and closing stock prices and average daily volume for all quarters in 2007 and 2006.

Stock Price Information

	2007				2006
	High	Low	Close	Avg Daily Volume	High	Low	Close	Avg Daily Volume

First quarter	$34.98	$30.81	$32.79	232,269	$29.64	$26.02	$28.15	59,252
Second quarter	33.03	25.80	25.89	266,682	31.26	27.02	30.44	92,937
Third quarter	27.50	22.16	24.52	346,596	33.10	27.51	30.05	86,495
Fourth quarter	25.73	15.13	15.80	421,910	33.37	29.03	32.32	87,626

At January 31, 2008, there were approximately 6,435 record shareholders and 15,200 beneficial shareholders of United’s common stock.

Dividends.  United declared cash dividends of $.36, $.32 and $.28 per common share in 2007, 2006 and 2005, respectively.  Federal and state laws and regulations impose restrictions on the ability of United and the Bank to pay dividends.  Additional information regarding this item is included in Note 16 to the Consolidated Financial Statements and under the heading of “Supervision and Regulation” in Part I of this report.

Share Repurchases.  United has in place a board approved repurchase authorization for up to 3,000,000 shares of United’s common stock.  The share repurchase program was initially authorized for 1,000,000 shares expiring December 31, 2007 and was announced in our Form 10-Q for the period ended March 31, 2006, filed May 8, 2006.  In July 2007, the authorization was increased by the Board of Directors to 2,000,000 shares as announced in our Form 10-Q for the period ended June 30, 2007, filed August 8, 2007.  In October 2007, the Board of Directors further increased the authorization to 3,000,000 shares and extended the expiration date to December 31, 2008.  This amendment was announced in our third quarter 2007 earnings announcement dated October 23, 2007.  At December 31, 2007, 2,000,000 shares had been purchased under the authorization and 1,000,000 shares remain available under the authorization.  Stock repurchases may be made in the open market or in private transactions at time and in amounts we deem appropriate.  However, there is no guarantee as to the exact number of additional shares that may be repurchased and we may terminate or limit the stock repurchase program at any time.  We will hold the repurchased shares as treasury shares.

Additionally, United’s Amended and Restated 2000 Key Employee Stock Option Plan allows option holders to exercise stock options by delivering previously acquired shares having a fair market value equal to the exercise price provided that the shares delivered must have been held by the option holder for at least six months.  During 2007 and 2006, optionees delivered 1,755 and 17,576 shares, respectively, to exercise stock options.

The following table sets forth information regarding purchases of our common stock by us or any affiliated purchaser, by quarter, during 2007.  There were no purchases of stock during the first and second quarters of 2007 and there were no purchases, other than shares delivered by optionees, during 2006.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the publicly announced plans or programs

July 2007	62,000	$23.91	62,000	2,938,000
August 2007	602,775	24.08	602,775	2,335,225
September 2007	640,000	24.81	640,000	1,695,225
Total third quarter	1,304,775	24.43	1,304,775

October 2007	94,600	$22.02	94,600	1,600,625
November 2007	495,000	20.42	495,000	1,105,625
December 2007	105,625	18.85	105,625	1,000,000
Total fourth quarter	695,225	20.40	695,225

Sales of Unregistered Securities.  United has not sold any unregistered securities in the past three years other than 7,500 shares sold to one employee in one transaction for $15.37 per share on August 4, 2005 and 189 shares sold to one employee in one transaction for $7.55 on July 13, 2005.  Both of these transactions were pursuant to the exercise of options granted by companies that were acquired by United, exempt under Section 4(2) of the Securities Act because of the small number of purchasers and shares involved, the knowledge and sophistication of the purchases and the nature of the transactions.

Performance Graph.  Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on United’s common stock against the cumulative total return on the Nasdaq Stock Market (U.S. Companies) Index and the Nasdaq Bank Stocks Index for the five-year period commencing December 31, 2002 and ending on December 31, 2007.

	Cumulative Total Return
	2002	2003	2004	2005	2006	2007
United Community Banks, Inc.	$100	$136	$169	$169	$207	$103
Nasdaq Stock Market (U.S.) Index	100	150	163	166	183	198
Nasdaq Bank Index	100	129	147	144	161	128

ITEM 6. SELECTED FINANCIAL DATA.
UNITED COMMUNITY BANKS, INC.
Selected Financial Information
For the Years Ended December 31,

(in thousands, except per share data;							5 Year
taxable equivalent)	2007	2006	2005	2004	2003	2002	CAGR (4)
INCOME SUMMARY
Interest revenue	$550,917	$446,695	$324,225	$227,792	$198,689	$185,498
Interest expense	276,434	208,815	127,426	74,794	70,600	76,357
Net interest revenue	274,483	237,880	196,799	152,998	128,089	109,141	20%
Provision for loan losses (1)	37,600	14,600	12,100	7,600	6,300	6,900
Fee revenue	62,651	49,095	46,148	39,539	38,184	30,734	15
Total revenue	299,534	272,375	230,847	184,937	159,973	132,975	18
Operating expenses (1)	190,061	162,070	140,808	110,974	97,251	80,690	19
Income before taxes	109,473	110,305	90,039	73,963	62,722	52,285	16
Income taxes	40,482	41,490	33,297	26,807	23,247	19,505
Net operating income	68,991	68,815	56,742	47,156	39,475	32,780	16
Fraud loss provision, net of tax	10,998	-	-	-	-	-
Merger-related charges, net of tax	-	-	-	565	1,357	-
Net income	$57,993	$68,815	$56,742	$46,591	$38,118	$32,780	12

OPERATING PERFORMANCE (1)
Earnings per common share:
Basic	$1.50	$1.70	$1.47	$1.31	$1.15	$1.02	8
Diluted	1.48	1.66	1.43	1.27	1.12	.99	8
Return on tangible equity (2)(3)	14.23%	17.52%	18.99%	19.74%	19.24%	17.88%
Return on assets	.89	1.09	1.04	1.07	1.06	1.11
Efficiency ratio	56.53	56.35	57.77	57.65	58.39	57.72
Dividend payout ratio	24.00	18.82	19.05	18.32	17.39	16.34

GAAP PERFORMANCE
Per common share:
Basic earnings	$1.26	$1.70	$1.47	$1.29	$1.11	$1.02	4
Diluted earnings	1.24	1.66	1.43	1.25	1.08	.99	5
Cash dividends declared (rounded)	.36	.32	.28	.24	.20	.17	17
Book value	17.73	14.37	11.80	10.39	8.47	6.89	21
Tangible book value (3)	10.94	10.57	8.94	7.34	6.52	6.49	11

Key performance ratios:
Return on equity (2)	7.79%	13.28%	13.46%	14.39%	14.79%	16.54%
Return on assets	.75	1.09	1.04	1.05	1.02	1.11
Net interest margin	3.88	4.05	3.85	3.71	3.68	3.95
Dividend payout ratio	28.57	18.82	19.05	18.60	18.02	16.34
Equity to assets	9.61	8.06	7.63	7.45	7.21	7.01
Tangible equity to assets (3)	6.63	6.32	5.64	5.78	6.02	6.60

ASSET QUALITY
Allowance for loan losses	$89,423	$66,566	$53,595	$47,196	$38,655	$30,914
Non-performing assets	46,258	13,654	12,995	8,725	7,589	8,019
Net charge-offs	39,834	5,524	5,701	3,617	4,097	3,111
Allowance for loan losses to loans	1.51%	1.24%	1.22%	1.26%	1.28%	1.30%
Non-performing assets to total assets	.56	.19	.22	.17	.19	.25
Net charge-offs to average loans	.69	.12	.14	.11	.15	.14

AVERAGE BALANCES
Loans	$5,734,608	$4,800,981	$4,061,091	$3,322,916	$2,753,451	$2,239,875	21
Investment securities	1,277,935	1,041,897	989,201	734,577	667,211	464,468	22
Earning assets	7,070,900	5,877,483	5,109,053	4,119,327	3,476,030	2,761,265	21
Total assets	7,730,530	6,287,148	5,472,200	4,416,835	3,721,284	2,959,295	21
Deposits	6,028,625	5,017,435	4,003,084	3,247,612	2,743,087	2,311,717	21
Shareholders’ equity	742,771	506,946	417,309	329,225	268,446	207,312	29
Common shares - Basic	45,893	40,393	38,477	36,071	34,132	32,062
Common shares - Diluted	46,593	41,575	39,721	37,273	35,252	33,241

AT YEAR END
Loans	$5,929,263	$5,376,538	$4,398,286	$3,734,905	$3,015,997	$2,381,798	20
Investment securities	1,356,846	1,107,153	990,687	879,978	659,891	559,390	19
Total assets	8,207,302	7,101,249	5,865,756	5,087,702	4,068,834	3,211,344	21
Deposits	6,075,951	5,772,886	4,477,600	3,680,516	2,857,449	2,385,239	21
Shareholders’ equity	831,902	616,767	472,686	397,088	299,373	221,579	30
Common shares outstanding	46,903	42,891	40,020	38,168	35,289	31,895	8

(1)
Excludes pre-tax provision for fraud losses of $18 million, or $.24 per diluted common share, recorded in 2007 and pre-tax merger-related charges totaling $.9 million, or $.02 per diluted common share, recorded in 2004 and $2.1 million, or $.04 per diluted share, recorded in 2003.

(2)	Net income available to common shareholders, which excludes preferred stock dividends, divided by average realized common equity which excludes accumulated other comprehensive income (loss).
(3)	Excludes effect of acquisition related intangibles and associated amortization.
(4)	Compound annual growth rate.

UNITED COMMUNITY BANKS, INC.
Selected Financial Information (continued)

	2007				2006
(in thousands, except per share	Fourth	Third	Second	First	Fourth	Third	Second	First
data; taxable equivalent)	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
INCOME SUMMARY
Interest revenue	$140,768	$144,884	$136,237	$129,028	$123,463	$116,304	$107,890	$99,038
Interest expense	71,038	73,203	68,270	63,923	60,912	55,431	49,407	43,065
Net interest revenue	69,730	71,681	67,967	65,105	62,551	60,873	58,483	55,973
Provision for loan losses (1)	26,500	3,700	3,700	3,700	3,700	3,700	3,700	3,500
Fee revenue	16,100	15,615	16,554	14,382	13,215	12,146	11,976	11,758
Total revenue	59,330	83,596	80,821	75,787	72,066	69,319	66,759	64,231
Operating expenses	49,336	48,182	47,702	44,841	42,521	41,441	39,645	38,463
Income before taxes	9,994	35,414	33,119	30,946	29,545	27,878	27,114	25,768
Income taxes	3,960	12,878	12,043	11,601	11,111	10,465	10,185	9,729
Net operating income	6,034	22,536	21,076	19,345	18,434	17,413	16,929	16,039
Fraud loss provision, net of tax	1,833	-	9,165	-	-	-	-	-
Net income	$4,201	$22,536	$11,911	$19,345	$18,434	$17,413	$16,929	$16,039

OPERATING PERFORMANCE (1)
Per common share:
Basic earnings	$.13	$.47	$.47	$.45	$.45	$.43	$.42	$.40
Diluted earnings	.13	.46	.46	.44	.44	.42	.41	.39
Return on tangible equity (2)(3)(4)	5.06%	17.54%	17.52%	17.18%	17.49%	17.29%	17.68%	17.66%
Return on assets (4)	.29	1.11	1.12	1.11	1.10	1.09	1.10	1.09
Dividend payout ratio	69.23	19.15	19.15	20.00	17.78	18.60	19.05	20.00

GAAP PERFORMANCE MEASURES
Per common share:
Basic earnings	$.09	$.47	$.26	$.45	$.45	$.43	$.42	$.40
Diluted earnings	.09	.46	.26	.44	.44	.42	.41	.39
Cash dividends declared	.09	.09	.09	.09	.08	.08	.08	.08
Book value	17.73	17.53	16.98	14.83	14.37	13.07	12.34	12.09
Tangible book value (3)	10.94	10.82	10.44	11.06	10.57	10.16	9.50	9.25

Key performance ratios:
Return on equity (2)(4)	2.01%	10.66%	7.05%	12.47%	13.26%	13.22%	13.41%	13.25%
Return on assets (4)	.20	1.11	.64	1.11	1.10	1.09	1.10	1.09
Net interest margin (4)	3.73	3.89	3.94	3.99	3.99	4.07	4.07	4.06
Efficiency ratio	57.67	55.34	56.59	56.56	55.93	56.46	56.27	56.79
Dividend payout ratio	100.00	19.15	34.62	20.00	17.78	18.60	19.05	20.00
Equity to assets	10.20	10.32	8.94	8.80	8.21	8.04	7.95	8.04
Tangible equity to assets (3)	6.58	6.65	6.65	6.66	6.46	6.35	6.22	6.24

ASSET QUALITY
Allowance for loan losses	$89,423	$90,935	$92,471	$68,804	$66,566	$60,901	$58,508	$55,850
Non-performing assets	46,258	63,337	43,601	14,290	13,654	9,347	8,805	8,367
Net charge-offs	31,012	5,236	2,124	1,462	1,930	1,307	1,042	1,245
Allowance for loan losses to loans	1.51%	1.53%	1.54%	1.27%	1.24%	1.23%	1.22%	1.22%
Non-performing assets to total assets	.56	.77	.54	.20	.19	.14	.14	.14
Net charge-offs to average loans (4)	2.07	.35	.15	.11	.15	.11	.09	.11

AVERAGE BALANCES
Loans	$5,940,230	$5,966,933	$5,619,950	$5,402,860	$5,134,721	$4,865,886	$4,690,196	$4,505,494
Investment securities	1,404,796	1,308,192	1,242,448	1,153,208	1,059,125	1,029,981	1,039,707	1,038,683
Earning assets	7,424,992	7,332,492	5,915,134	6,599,035	6,225,943	5,942,710	5,758,697	5,574,712
Total assets	8,210,120	8,083,739	7,519,392	7,092,710	6,669,950	6,350,205	6,159,152	5,960,801
Deposits	6,151,476	6,246,319	5,945,633	5,764,426	5,517,696	5,085,168	4,842,389	4,613,810
Stockholders’ equity	837,195	834,094	672,348	624,100	547,419	510,791	489,821	478,960
Common Shares - Basic	47,203	48,348	44,949	43,000	41,096	40,223	40,156	40,088
Common Shares - Diluted	47,652	48,977	45,761	43,912	42,311	41,460	41,328	41,190

AT PERIOD END
Loans	$5,929,263	$5,952,749	$5,999,093	$5,402,198	$5,376,538	$4,965,365	$4,810,277	$4,584,155
Investment securities	1,356,846	1,296,826	1,213,659	1,150,424	1,107,153	980,273	974,524	983,846
Total assets	8,207,302	8,180,600	8,087,667	7,186,602	7,101,249	6,455,290	6,331,136	6,070,596
Deposits	6,075,951	6,154,308	6,361,269	5,841,687	5,772,886	5,309,219	4,976,650	4,748,438
Stockholders’ equity	831,902	833,761	828,731	638,456	616,767	526,734	496,297	485,414
Common shares outstanding	46,903	47,542	48,781	43,038	42,891	40,269	40,179	40,119

(1)	Excludes effect of special $15 million fraud related loan loss provision recorded in the second quarter of 2007 and an additional $3 million in the fourth quarter of 2007.
(2)	Net income available to common shareholders, which excludes preferred stock dividends, divided by average realized common equity which excludes accumulated other comprehensive income (loss).
(3)	Excludes effect of acquisition related intangibles and associated amortization.
(4)	Annualized.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

The following discussion is intended to provide insight into the financial condition and results of operations of United and its subsidiaries and should be read in conjunction with the consolidated financial statements and accompanying notes.

Net income was $58.0 million in 2007, a decrease of 16% from the $68.8 million earned in 2006.  Diluted earnings per common share was $1.24 for 2007, compared with $1.66 for 2006, a decrease of 25%.  The decrease from 2006 was primarily due to a more challenging economic environment that resulted in a higher provision for loan losses, a decline in the net interest margin and a special fraud-related provision for loan losses resulting from the failed real estate developments near Spruce Pine, North Carolina.  Because the special provision for fraud-related losses was considered by management to be an isolated and nonrecurring event, management’s discussion will primarily refer to operating earnings and performance measures which exclude those fraud-related losses.  Management believes that the presentation of operating earnings provides a meaningful basis for analyzing underlying performance trends.  A reconciliation of operating earnings measures to earnings measures prepared using accounting principles generally accepted in the United States (GAAP) is shown in Table 1 on page 22 of this report.

Net operating income was $69.0 million in 2007 and was level with the $68.8 million earned in 2006.  Diluted operating earnings per common share was $1.48 for 2007, compared with $1.66 for 2006, a decrease of 11%.  Operating return on tangible equity for 2007 was 14.23%, compared with 17.52% for 2006.  Operating return on assets for 2007 was .89% as compared to 1.09% in 2006.

Earnings for 2007 were influenced by a sharp decline in loan demand, particularly in the residential construction and housing markets.  This began with problems in sub-prime lending early in the year.  Although United does not participate in sub-prime lending, the slowdown in the housing market resulted in a buildup of finished home inventory as well as a surplus of finished lot inventory, particularly in the Atlanta Region market.  This put stress on many residential real estate builders and developers who depend on an active housing market to sell their inventories.  As a result, loan demand was down significantly in 2007 and United saw a sharp increase in credit losses.  The soft housing market also affected deposit pricing as large mortgage banks , and local community banks, needing liquidity, aggressively competed for certificates of deposit, driving rates significantly above wholesale borrowings with similar terms.  Competitive deposit pricing and the carrying cost of a larger base of nonperforming assets compressed the net interest margin 17 basis points to 3.88%, further affecting 2007 earnings.

The economic environment in 2006 was in sharp contrast to 2007.  Earnings for 2006 were influenced by strong loan and deposit growth and rising interest rates that allowed us to engage in significant de novo branch expansion.  The net interest margin increased 20 basis points to 4.05%, as rising interest rates had a positive effect on United’s slightly asset sensitive balance sheet.  The local economies in United’s markets were strong, contributing to the strong loan growth.

For 2007, taxable equivalent net interest revenue of $274.5 million was up $36.6 million, or 15%, from 2006, primarily due to the acquisitions of Gwinnett Commercial Group and Southern Bancorp and strong loan growth during 2006.  In 2007, loan growth slowed substantially leaving loans, absent the Gwinnett Commercial Group acquisition, only slightly above the level at December 31, 2006.

As a result of the soft housing market, credit quality measures showed deterioration in 2007.  Net charge offs, excluding $18 million fraud-related Spruce Pine lot loans, were $21.8 million compared with $5.5 million in 2006.  The weakening credit conditions resulted in a provision for loan losses of $37.6 million, excluding the $18 million provision related to the Spruce Pine lot loans, compared with $14.6 million in 2006.  At December 31, 2007, the allowance for loan losses as a percentage of loans was 1.51% compared with 1.24% at the end of 2006.  Nonperforming assets, which includes nonaccrual loans, loans past due more than 90 days and foreclosed real estate but excluding nonperforming assets related to Spruce Pine, were up $32.6 million from 2006 while loans increased $553 million over the same period, primarily due to the acquisition of Gwinnett Commercial Group.  At December 31, 2007, such nonperforming assets represented .50% of total assets compared with .19% at the end of 2006.  Net charge offs as a percentage of average loans were ..38%, excluding $18 million related to the Spruce Pine lot loans, compared with ..12% for 2006.

Despite the challenging economic environment, fee revenue showed strong growth in 2007.  Fee revenue in 2007 increased $13.6 million, or 28%, from 2006.  Although securities gains, net of losses from the prepayment of borrowings contributed to the increase, these balance sheet management activities represented only $2.2 million of the increase.  Increases occurred in every category with consulting fees and brokerage fees both achieving record levels.  Also contributing to the increase in fee revenue was a $50 million investment in bank owned life insurance (“BOLI”) in April 2007 that added $2.1 million to other fee revenue.

Operating expenses of $190.1 million were up $28.0 million, or 17%, from 2006.  The increase resulted primarily from the acquisitions of Gwinnett Commercial Group in June 2007 and Southern Bancorp in December 2006, continued de novo expansion, higher write-downs and losses on other real estate and the new FDIC insurance assessments.  Of the total $28.0 million increase in operating expenses, the two acquisitions accounted for approximately $9.0 million, higher losses on other real estate accounted for approximately $4.0 million and the new FDIC assessments were responsible for $1.7 million of the increase.  In 2007, 2006 and 2005, United opened five, eight, and seven locations, respectively, resulting in higher staff, occupancy and equipment costs.

In June 2007, United completed the acquisition of Gwinnett Commercial Group, Inc., and its wholly-owned subsidiary, First Bank of the South.  The company exchanged 5,691,948 shares of its common stock with a value of approximately $191.4 million and $31.5 million in cash for all of the outstanding shares of Gwinnett Commercial Group.  The assets of First Bank of the South, including purchase accounting adjustments, totaled $809.2 million, and were included in United’s consolidated financial statements from the date of acquisition.

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

The most significant accounting policies for United are presented in Note 1 to the consolidated financial statements.  These policies, along with the disclosures presented in the other financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined.  Management views critical accounting policies to be those that are highly dependent on subjective or complex judgments, estimates and assumptions, and where changes in those estimates and assumptions could have a significant effect on the financial statements.  Management considers the accounting policies related to the allowance for loan losses and intangible assets to be critical accounting policies.

Allowance for Loan Losses

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

The allowance for loan losses consists of an allocated component and an unallocated component.  The components of the allowance for loan losses represent an estimate pursuant to either Statement of Financial Accounting Standards (SFAS) No. 5, Accounting for Contingencies, or SFAS 114, Accounting by Creditors for Impairment of a Loan.  The allocated component of the allowance for loan losses reflects expected losses resulting from analyses developed through specific credit allocations for individual loans and historical loss experience for each loan category.  The specific credit allocations are based on regular analyses of all loans over $500,000 where the internal credit rating is at or below a grade seven and on the “Watch List”.  These analyses involve judgment in estimating the amount of loss associated with specific loans, including estimating the amount and timing of future cash flows and collateral values.  The historical loss element is determined using the average of actual losses incurred over the prior two years for each type of loan.  The historical loss experience is adjusted for known changes in economic conditions and credit quality trends such as changes in the amount of past due and nonperforming loans.  The resulting loss allocation factors are applied to the balance of each type of loan after removing the balance of impaired loans and other specifically allocated loans from each category.  The loss allocation factors are updated annually.  The allocated component of the allowance for loan losses also includes consideration of concentrations of credit and changes in portfolio mix.

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

Intangible Assets

United’s intangible assets consist primarily of excess of cost over the fair value of net assets of acquired businesses (goodwill) and other identifiable intangible assets (primarily core deposit intangibles). United’s goodwill is tested for impairment annually, or more often if events or circumstances indicate impairment may exist. Adverse changes in the economic environment, declining operations of acquired business units, or other factors could result in a decline in implied fair value of excess purchase price. If the implied fair value is less than the carrying amount, a loss would be recognized to reduce the carrying amount to implied fair value. These changes or factors, when they occur, could be material to United’s operating results for any particular reporting period; the potential effect cannot be reasonably estimated.

Other identifiable intangible assets, primarily core deposit intangibles, are reviewed at least annually for events or circumstances which could affect the recoverability of the intangible asset, such as loss of core deposits, increased competition or adverse changes in the economy. To the extent an “other identifiable intangible asset” is deemed unrecoverable, an impairment loss would be recorded to reduce the carrying amount to the fair value. These events or circumstances, when they occur, could be material to United’s operating results for any particular reporting period; the potential effect cannot be reasonably estimated.

Mergers and Acquisitions

As part of its balanced growth strategy, United selectively engages in evaluation of strategic partnerships.  Mergers and acquisitions present opportunities to enter new markets with an established presence and a capable management team already in place.  United employs certain criteria to ensure that any merger or acquisition candidate meets strategic growth and earnings objectives that will build future franchise value for shareholders.  Additionally, the criteria include ensuring that management of a potential partner shares United’s community banking philosophy of premium service quality and operates in attractive, high-growth markets with excellent opportunities for further organic growth.  As part of this strategy, United completed one bank merger in 2007 and one bank merger and two branch acquisitions in 2006.  United will continue to evaluate potential transactions as they are presented.

On June 1, 2007, United completed the acquisition of Gwinnett Commercial Group, Inc. (“Gwinnett”), a bank holding company headquartered in Lawrenceville, Georgia, and its wholly-owned subsidiary First Bank of the South.  On June 1, 2007, Gwinnett had assets totaling $809 million, including purchase accounting related intangibles.  United exchanged 5,691,948 shares of its common stock valued at $191.4 million and $31.5 million in cash for all of the outstanding shares.  First Bank of the South was merged into The Bank and operates as a separate community bank, United Community Bank – Gwinnett.

On December 1, 2006, United completed the acquisition of Southern Bancorp, Inc. (“Southern”), a bank holding company headquartered in Marietta, Georgia, and its wholly owned subsidiary Southern National Bank.  On December 1, 2006, Southern had assets totaling $416 million, including purchase accounting related intangibles.  United exchanged 2,180,118 shares of its common stock valued at $67.8 million for all of the outstanding shares.  Southern National Bank was merged into the Bank.  The Cobb County location is now included with United Community Bank – Metro, and the Cherokee County location operates as a separate community bank, United Community Bank – Cherokee.

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

Operating Results

Much of the discussion contained in this report is presented on an operating basis.  The presentation of operating earnings excludes an $18 million fraud loss provision recorded in 2007 and merger-related charges in 2003 and 2004 that are considered non-recurring.  The presentation of operating earnings is therefore not consistent with generally accepted accounting principles (“GAAP”).

In June 2007, the North Carolina Attorney General obtained a receiver to take custody of the assets of the developers of two failed real estate developments near Spruce Pine, North Carolina, citing possible fraud on the part of the developers.  United had loans to 83 individual borrowers totaling $23.6 million secured by undeveloped lots in these developments.  United was one of twelve banks that had loaned money to borrowers to finance the purchase of lots.  The loans were made to appropriately qualified borrowers in accordance with our standard underwriting procedures.  At the time the loans were made, we were not aware that most of the borrowers were simultaneously obtaining loans for additional lots at other banks and thereby taking on debt possibly beyond their repayment ability.  We were also unaware that the borrowers’ down payments were not paid in cash as indicated on the closing documents, but were financed by a second mortgage from the developer and that the developer agreed to service the borrowers’ debts.  We also subsequently learned that the appraisals relied upon in the underwriting process had been inflated by using comparable sales that were not at arms length to persons related to the developer and that many of the lots were subdivided into parcels that are too small to be used for their intended purpose.  United recognized a provision for fraud-related loan losses of $18 million in 2007 related to these loans and charged-off an equal amount of loans.  The special provision reduced net income by $11 million and reduced diluted earnings per share by $.24 in 2007.

Merger-related charges in 2007 and 2006 related to the acquisitions of Gwinnett, Southern and the two North Carolina branches were insignificant and are therefore not shown separately.  Pre-tax merger-related charges of $.9 million and $2.1 million were incurred in 2004 and 2003, respectively.  These charges decreased net income by $.6 million and $1.4 million and diluted earnings per share by $.02 and $.04, respectively, for 2004 and 2003.

Management included non-GAAP net operating income because it believes it is useful for evaluating United’s operations and performance over periods of time, as well as in managing and evaluating United’s business and in discussions about United’s operations and performance.  Net operating income excludes the pre-tax effect of the special $18 million fraud-related provision for loan losses in 2007 and the merger-related charges in 2003 and 2004 because management believes that the circumstances leading to the provision and such charges were isolated, non-recurring events and do not reflect overall trends in United’s earnings and financial performance.  Management believes this non-GAAP net operating income provides users of United’s financial information with a meaningful measure for assessing United’s financial results and credit trends, as well as comparison to financial results for prior periods.

The following is a reconciliation of net operating income to GAAP net income.  There were no charges incurred in 2006, 2005 or 2002 that were excluded from the presentation of operating earnings.

Table 1 - Operating Earnings to GAAP Earnings Reconciliation
(in thousands, except per share data)

	Fourth	Third	Second
	Quarter	Quarter	Quarter	Years Ended December 31,
	2007	2007	2007	2007	2004	2003

Special provision for fraud related loan losses	$3,000	$-	$15,000	$18,000	$-	$-

Merger-related charges included in expenses:
Salaries and employee benefits - severance and related costs	-	-	-	-	203	135
Professional fees	-	-	-	-	407	885
Contract termination costs	-	-	-	-	119	566
Other merger-related expenses	-	-	-	-	141	502
Total merger-related charges	-	-	-	-	870	2,088
Pre-tax earnings impact of non-operating charges	3,000	-	15,000	18,000	870	2,088
Income tax effect of special provision	1,167	-	5,835	7,002	305	731
After-tax effect of special provision	$1,833	$-	$9,165	$10,998	$565	$1,357

Net Income Reconciliation
Operating net income	$6,034	$22,536	$21,076	$68,991	$47,156	$39,475
After-tax effect of special provision and merger-related charges	(1,833)	-	(9,165)	(10,998)	(565)	(1,357)
Net income (GAAP)	$4,201	$22,536	$11,911	$57,993	$46,591	$38,118

Basic Earnings Per Share Reconciliation
Basic operating earnings per share	$.13	$.47	$.47	$1.50	$1.31	$1.15
Per share effect of special provision and merger-related charges	(.04)	-	(.21)	(.24)	(.02)	(.04)
Basic earnings per share (GAAP)	$.09	$.47	$.26	$1.26	$1.29	$1.11

Diluted Earnings Per Share Reconciliation
Diluted operating earnings per share	$.13	$.46	$.46	$1.48	$1.27	$1.12
Per share effect of special provision and merger-related charges	(.04)	-	(.20)	(.24)	(.02)	(.04)
Diluted earnings per share (GAAP)	$.09	$.46	$.26	$1.24	$1.25	$1.08

Provision for Loan Losses Reconciliation
Operating provision for loan losses	$26,500	$3,700	$3,700	$37,600	$7,600	$6,300
Special provision for fraud related loan losses	3,000	-	15,000	18,000	-	-
Provision for loan losses (GAAP)	$29,500	$3,700	$18,700	$55,600	$7,600	$6,300

Nonperforming Assets Reconciliation
Nonperforming assets excluding fraud-related assets	$40,956	$39,761	$19,968	$40,956	$8,725	$7,589
Fraud-related loans and OREO included in nonperforming assets	5,302	23,576	23,633	5,302	-	-
Nonperforming assets (GAAP)	$46,258	$63,337	$43,601	$46,258	$8,725	$7,589

Allowance for Loan Losses Reconciliation
Allowance for loan losses excluding special fraud-related allowance	$89,423	$75,935	$77,471	$89,423	$47,196	$38,655
Fraud-related allowance for loan losses	-	15,000	15,000	-	-	-
Allowance for loan losses (GAAP)	$89,423	$90,935	$92,471	$89,423	$47,196	$38,655

Net Charge Offs Reconciliation
Net charge offs excluding charge off of fraud-related loans	$13,012	$5,236	$2,124	$21,834	$3,617	$4,097
Fraud-related loans charged off	18,000	-	-	18,000	-	-
Net charge offs (GAAP)	$31,012	$5,236	$2,124	$39,834	$3,617	$4,097

Allowance for Loan Losses to Loans Ratio Reconciliation
Allowance for loan losses to loans ratio excluding fraud-related allowance	1.51%	1.28%	1.29%	1.51%	1.26%	1.28%
Portion of allowance assigned to fraud-related loans	-	.25	.25	-	-	-
Allowance for loan losses to loans ratio (GAAP)	1.51%	1.53%	1.54%	1.51%	1.26%	1.28%

Nonperforming Assets to Total Assets Ratio Reconciliation
Nonperforming assets to total assets ratio excluding fraud-related assets	.50%	.49%	.25%	.50%	.17%	.19%
Fraud-related nonperforming assets	.06	.28	.29	.06	-	-
Nonperforming assets to total assets ratio (GAAP)	.56%	.77%	.54%	.56%	.17%	.19%

Net Charge Offs to Average Loans Ratio Reconciliation
Net charge offs to average loans ratio excluding fraud-related loans	.87%	.35%	.15%	.38%	.11%	.15%
Charge offs of fraud-related loans	1.20	-	-	.31	-	-
Net charge offs to average loans ratio (GAAP)	2.07%	.35%	.15%	.69%	.11%	.15%

Operating Expenses Reconciliation
Operating expenses (operating basis)	$49,336	$47,702	$47,702	$190,061	$110,974	$97,251
Merger-related charges	-	-	-	-	870	2,088
Operating expenses (GAAP)	$49,336	$47,702	$47,702	$190,061	$111,844	$99,339

Results of Operations

The remainder of this financial discussion focuses on operating earnings, which exclude the fraud-related provision in 2007 and merger-related charges in 2003 and 2004, except for the discussion of income taxes.  Operating and GAAP earnings were the same in 2006, 2005 and 2002.  For additional information on operating earnings measures, refer to the preceding section on “Operating Results”.

Net Interest Revenue (Taxable Equivalent)

Net interest revenue (the difference between the interest earned on assets and the interest paid on deposits and other liabilities) is the single largest component of United’s revenue.  United actively manages this revenue source to provide an optimal level of revenue while balancing interest rate, credit, and liquidity risks.  Net interest revenue totaled $274.5 million in 2007, an increase of $36.6 million, or 15%, from the level recorded in 2006.  Net interest revenue for 2006 increased $41.1 million, or 21%, over the 2005 level.

The main drivers of the increase in net interest revenue for 2007 were loan growth due to the acquisition of Gwinnett in June, 2007, the acquisition of Southern National in December 2006 and core loan growth during 2006.  Average loans increased $934 million, or 19%, from last year.  The average yield on loans increased 18 basis points reflecting the rising prime lending rate through June, 2006, on United’s predominantly prime-based loan portfolio.  Year-end loan balances increased $553 million from 2006, resulting in a 10% growth rate.  This growth includes $534 million from the acquisition of Gwinnett.  Core loan growth slowed substantially in 2007 reflecting weakness in the housing market, particularly in the Atlanta Region.  Aside from the Atlanta Region, loan growth continued in our other markets, although at a slower pace than in prior years.  Excluding the acquisition of Gwinnett, loan volume in the Atlanta Region was down $137 million from 2006.  In our other markets of North Georgia, western North Carolina, east Tennessee and coastal Georgia, loans were up $26 million, $33 million, $39 million and $58 million, respectively.

Average interest-earning assets for the year increased $1.2 billion, or 20%, over 2006.  The increase reflects the acquisitions and core loan growth in 2006, as well as a 23% increase in the investment securities portfolio.  The majority of the increase in interest-earning assets was funded by interest-bearing sources, as the increase in average interest-bearing liabilities for the year was $1.1 billion over 2006.  The average yield on interest-earning assets for 2007 was 7.79% up from 7.60% in 2006 reflecting the effect of higher short-term interest rates on United’s prime-based loans.

The banking industry uses two key ratios to measure relative profitability of net interest revenue, which are the interest rate spread and the net interest margin.  The interest rate spread measures the difference between the average yield on interest earning assets and the average rate paid on interest bearing liabilities.  The interest rate spread eliminates the effect of non-interest-bearing deposits and other non-interest bearing funding sources and gives a direct perspective on the effect of market interest rate movements.  The net interest margin is an indication of the profitability of a company’s investments, and is defined as net interest revenue as a percentage of total average interest earning assets which includes the positive effect of funding a portion of interest earning assets with customers’ non-interest bearing deposits and with stockholders’ equity.

For 2007, 2006 and 2005, United’s net interest spread was 3.34%, 3.50% and 3.47%, respectively, while the net interest margin was 3.88%, 4.05% and 3.85%, respectively. Both the net interest margin and net interest spread fell in 2007 due to the increase in nonperforming assets, aggressive competitive pricing for deposits and the effect of the Federal Reserve’s action in lowering short-term rates in the second half of 2007 on United’s slightly asset-sensitive balance sheet.  During most of the second half of 2007, there was an imbalance between LIBOR and retail certificate of deposit (“CD”) rates, which did not allow us to lower CD rates proportionately with the Fed Rate movements.  This contributed to our margin compression in 2007.  In 2006, United was able to significantly increase its liquidity by gathering CDs at rates below comparable wholesale borrowings.  Because United entered into 2007 with excess liquidity, we were able to avoid some of the aggressive CD pricing, and related margin compression, by allowing higher priced, non-relationship CDs to leave the bank in favor of lower priced wholesale borrowings.

The average rate on interest-bearing liabilities for 2007 was 4.45%, up from 4.10%, reflecting the effect of rising rates on United’s floating rate liabilities, higher deposit pricing and a changing deposit mix with a higher portion of our overall funding coming from interest-bearing sources.

The following table shows the relationship between interest revenue and interest expense and the average balances of interest-earning assets and interest-bearing liabilities.

Table 2 - Average Consolidated Balance Sheet and Net Interest Margin Analysis
For the Years Ended December 31,
(In thousands, taxable equivalent)

	2007			2006			2005
	Average		Avg.	Average		Avg.	Average		Avg.
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest-earning assets:
Loans (1)(2)	$5,734,608	$481,590	8.40%	$4,800,981	$394,439	8.22%	$4,061,091	$278,158	6.85%
Taxable securities (3)	1,236,595	64,377	5.21	995,172	47,149	4.74	940,411	40,195	4.27
Tax-exempt securities (1)(3)	41,340	2,826	6.84	46,725	3,240	6.93	48,790	3,433	7.04
Federal funds sold and other
interest-earning assets	58,357	2,124	3.64	34,605	1,867	5.40	58,761	2,439	4.15
Total interest-earning assets	7,070,900	550,917	7.79	5,877,483	446,695	7.60	5,109,053	324,225	6.35
Non-interest-earning assets:
Allowance for loan losses	(81,378)			(59,376)			(50,710)
Cash and due from banks	135,021			122,268			105,488
Premises and equipment	164,153			123,865			105,433
Other assets (3)	441,834			222,908			202,936
Total assets	$7,730,530			$6,287,148			$5,472,200

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW	$1,406,655	$45,142	3.21	$1,115,434	$30,549	2.74	$978,046	$16,390	1.68
Money market	399,838	15,396	3.85	202,477	7,496	3.70	162,848	2,804	1.72
Savings deposits	188,560	1,653.88		172,698	928.54		175,648	791.45
Time deposits less than $100,000	1,619,279	79,333	4.90	1,410,869	61,676	4.37	1,066,734	32,334	3.03
Time deposits greater than $100,000	1,377,915	71,467	5.19	1,134,414	54,304	4.79	708,081	25,083	3.54
Brokered deposits	337,376	16,600	4.92	334,243	14,344	4.29	319,372	9,551	2.99
Total interest-bearing deposits	5,329,623	229,591	4.31	4,370,135	169,297	3.87	3,410,729	86,953	2.55
Federal funds purchased,
repurchase agreeements,
& other short-term borrowings	308,372	16,236	5.27	140,544	7,319	5.21	157,137	5,304	3.38
Federal Home Loan Bank advances	455,620	22,013	4.83	465,820	23,514	5.05	750,841	26,633	3.55
Long-term debt	122,555	8,594	7.01	112,135	8,685	7.75	111,869	8,536	7.63
Total borrowed funds	886,547	46,843	5.28	718,499	39,518	5.50	1,019,847	40,473	3.97
Total interest-bearing liabilities	6,216,170	276,434	4.45	5,088,634	208,815	4.10	4,430,576	127,426	2.88
Non-interest-bearing liabilities:
Non-interest-bearing deposits	699,002			647,300			592,355
Other liabilities	72,587			44,268			31,960
Total liabilities	6,987,759			5,780,202			5,054,891
Shareholders' equity	742,771			506,946			417,309
Total liabilities
and shareholders' equity	$7,730,530			$6,287,148			$5,472,200
Net interest revenue		$274,483			$237,880			$196,799
Net interest-rate spread			3.34%			3.50%			3.47%
Net interest margin (4)			3.88%			4.05%			3.85%

(1) Interest revenue on tax-exempt securities and loans has been increased to reflect comparable interest on taxable securities and loans.
The rate used was 39%, reflecting the statutory federal rate and the federal tax adjusted state tax rate.
(2) Included in the average balance of loans outstanding are loans where the accrual of interest has been discontinued.
(3) Securities available for sale are shown at amortized cost. Pretax unrealized losses of $8.1 million, $17.5 million and $2.7 million in 2007, 2006 and
2005, respectively, are included in other assets for purposes of this presentation.
(4) Net interest margin is taxable equivalent net-interest revenue divided by average interest-earning assets.

The following table shows the relative effect on net interest revenue of changes in the average outstanding balances (volume) of earning assets and interest bearing liabilities and the rates earned and paid by United on such assets and liabilities.

Table 3 - Change in Interest Revenue and Interest Expense
(in thousands, taxable equivalent)

	2007 Compared to 2006			2006 Compared to 2005
	Increase (decrease)			Increase (decrease)
	due to changes in			due to changes in
	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Loans	$78,233	$8,918	$87,151	$55,504	$60,777	$116,281
Taxable securities	12,241	4,987	17,228	2,429	4,525	6,954
Tax-exempt securities	(370)	(44)	(414)	(143)	(50)	(193)
Federal funds sold and other
interest-earning assets	999	(742)	257	(1,177)	605	(572)
Total interest-earning assets	91,103	13,119	104,222	56,613	65,857	122,470

Interest-bearing liabilities:
Interest-bearing deposits:
NOW	8,802	5,791	14,593	2,567	11,592	14,159
Money Market	7,588	312	7,900	819	3,873	4,692
Savings deposits	92	633	725	(13)	150	137
Time deposits less than $100,000	9,716	7,941	17,657	12,377	16,965	29,342
Time deposits greater than $100,000	12,357	4,806	17,163	18,453	10,768	29,221
Brokered deposits	136	2,120	2,256	463	4,330	4,793
Total interest-bearing deposits	38,691	21,603	60,294	34,666	47,678	82,344
Federal funds purchased, repurchase agreements
& other short-term borrowings	8,798	119	8,917	(610)	2,625	2,015
Federal Home Loan Bank advances	(507)	(994)	(1,501)	(12,133)	9,014	(3,119)
Long-term debt	769	(860)	(91)	20	129	149
Total borrowed funds	9,060	(1,735)	7,325	(12,723)	11,768	(955)
Total interest-bearing liabilities	47,751	19,868	67,619	21,943	59,446	81,389

Increase in net interest revenue	$43,352	$(6,749)	$36,603	$34,670	$6,411	$41,081

Any variance attributable jointly to volume and rate changes is allocated to the volume and rate variance in proportion to the relationship of the absolute dollar amount of the change in each.

Provision for Loan Losses

Excluding the $18 million special provision for fraud-related loan losses, the provision for loan losses was $37.6 million in 2007, compared with $14.6 million in 2006 and $12.1 million in 2005.  As a percentage of average outstanding loans, the provision was ..66%, .30% and .30%, respectively, in 2007, 2006 and 2005.  The ratio of net loan charge-offs to average outstanding loans for 2007, excluding the $18 million in fraud-related charge-offs, was .38%, compared with .12% for 2006 and ..14% for 2005.  The provision for loan losses for each year is the amount management believes is necessary to position the allowance for loan losses at an amount adequate to absorb losses inherent in the loan portfolio as of the balance sheet date.  The increase in the provision for loan losses in 2007 reflects the weak housing market and its effect on United’s residential construction portfolio, primarily in the Atlanta Region market.

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

Fee Revenue

Fee revenue for 2007 was $62.7 million, compared with $49.1 million in 2006 and $46.1 million in 2005.  The following table presents the components of fee revenue.

Table 4 - Fee Revenue
For the Years Ended December 31,
(in thousands)
				Change
	2007	2006	2005	2007-2006
Service charges and fees	$31,433	$27,159	$25,137	16%
Mortgage loan and related fees	8,537	7,303	7,330	17
Consulting fees	8,946	7,291	6,609	23
Brokerage fees	4,095	3,083	2,570	33
Securities gains (losses), net	3,182	(643)	(809)
Losses on prepayment of borrowings	(2,242)	(636)	-
Other	8,700	5,538	5,311	57
Total fee revenue	$62,651	$49,095	$46,148	28

Comparability between current and prior years is affected by the acquisitions completed over the last 36 months.  Earnings for acquired companies are included in consolidated earnings after their respective acquisition dates.

Service charges and fees of $31.4 million were up $4.3 million, or 16%, from 2006.  This increase was primarily due to growth in transactions and new accounts from our core deposit programs, growth in fees on deposit accounts, and cross-selling of other products and services.  The growth in the number of accounts and higher transaction activity was reflected in the increase in ATM and debit card revenue that was up $1.5 million, or 26% from 2006.  With the growth in the customer base, service charges and fees on deposit accounts for 2006 increased 8% from 2005.

Mortgage loan and related fees of $8.6 million were up $1.2 million, or 17%, from 2006.  In 2007, United closed 2,234 mortgage loans totaling $410 million compared with 2,117 loans totaling $365 million in 2006.  Substantially all these originated residential mortgages were sold into the secondary market, including the right to service the loans.

Consulting fees of $8.9 million were up $1.6 million, or 23%, from 2006.  The increase was primarily due to the continued growth in risk management and strategic bank assessment services practices at our Brintech subsidiary.

Brokerage fees increased $1.0 million, or 33% from 2006.  The increase in brokerage fees for each year was due to strong market activity and growth in customers, particularly from 401(k) rollovers.

United incurred net securities gains of $3.2 million during 2007, which resulted from balance sheet management activities.  The 2007 securities gains allowed us to reduce our long-term borrowing costs by prepaying a Federal Home Loan Bank advance.  In 2006, similar balance sheet management activities resulted in $643,000 in net securities losses, and $636,000 in losses from the prepayment of Federal Home Loan Bank advances.

Other fee revenue of $8.7 million increased $3.2 million, or 57%, from 2006.  The increase was primarily due to an additional investment in BOLI.  In April 2007, United purchased $50 million in BOLI which added $2.1 million to other fee revenue in 2007.

Operating Expense

Operating expenses were $190.1 million in 2007 as compared to $162.1 million in 2006 and $140.8 million in 2005.  The following table presents the components of operating expenses.

Table 5 - Operating Expenses
For the Years Ended December 31,
(in thousands)				Change
	2007	2006	2005	2007-2006
Salaries and employee benefits	$115,153	$100,964	$84,854	14%
Communications and equipment	15,483	15,071	13,157	3
Occupancy	13,613	11,632	10,835	17
Advertising and public relations	7,524	7,623	6,733	(1)
Postage, printing and supplies	6,365	5,748	5,501	11
Professional fees	7,218	4,442	4,306	62
Amortization of intangibles	2,739	2,032	2,012	35
Other	21,966	14,558	13,410	51
Total operating expenses	$190,061	$162,070	$140,808	17

Acquisitions affect expense comparisons between periods since the operating expenses of acquired companies prior to the acquisition date are not included in United’s consolidated financial statements.  This affects year over year expense comparisons in the year an acquisition is completed and the year immediately following the acquisition.  In order to assist in understanding the core expense growth trends, operating expense explanations in this section include an estimate for the amount of the increase related to acquisitions where it is possible to reasonably quantify the amount.

Salaries and employee benefits expense for 2007 was $115.2 million, an increase of $14.2 million, or 14%, from 2006.  Acquisitions accounted for approximately 45% of the increase, or $6.5 million.  The balance of the increase was due to an increase in staff to support de novo business growth and related hiring costs, higher brokerage and mortgage incentives and higher health care costs.  At December 31, 2007, total staff was 2,027, an increase of 90 from 2006.  Acquisitions account for 74 staff members, and de novo expansion accounts for 16 additional staff members.

Communication and equipment expense for 2007 was $15.5 million, an increase of $412,000, or 3%, from 2006.  The increase was primarily due to higher maintenance and depreciation costs resulting from United’s purchase of Southern in December, 2006 and Gwinnett in June 2007, and a continued commitment to technology and telecommunications equipment to enhance customer service and support business growth.

Occupancy expense for 2007 was $13.6 million, an increase of $2.0 million, or 17%, from 2006.  The majority of this increase was the result of higher facilities costs and maintenance expenses resulting from additional banking offices added through the acquisitions of Southern and Gwinnett and further de novo expansion.

Advertising and public relations expense for 2007 was $7.5 million, a decrease of $99,000, or 1%, from 2006 due to efforts to control discretionary spending.

Postage, printing and supplies expense for 2007 was $6.4 million, an increase of $617,000, or 11%, from 2006.  Most of this increase was due to additional postage and courier expenses resulting from business growth, including new customers and locations which were the result of the acquisitions of Southern and Gwinnett.

Professional fees were $7.2 million for 2007, an increase of $2.8 million, or 62% from 2006 primarily due to higher legal costs associated with loan workouts and corporate initiatives.  Higher costs of outsourced services also contributed to the increase.

Other expenses were $22.0 million for 2007, an increase of $7.4 million, or 51%, from 2006.  Losses and expenses on foreclosed properties accounted for approximately $4 million of the increase and the new FDIC insurance assessments accounted for approximately $1.7 million of the increase.

The efficiency ratio measures total operating expenses (excluding merger-related charges), as a percentage of total revenue (excluding the provision for loan losses and net securities gains or losses).  Based on operating income, United’s efficiency ratio for 2007 was 56.53%, compared with 56.35% for 2006 and 57.77% for 2005.  The slight increase in 2007 was the result of compression in our net interest margin.  However, the increase was kept in line by United’s continued discipline in managing expenses.

Income Taxes

Income tax expense, including tax benefits relating to merger charges, was $31.6 million in 2007, compared to $39.6 million in 2006 and $31.7 million in 2005.  The effective tax rates (as a percentage of pre-tax net income) were 35.3%, 36.5% and 35.8% for 2007, 2006 and 2005, respectively.  The effective tax rate has increased over the years as tax-exempt interest revenue on securities and loans has declined as a percentage of pre-tax earnings.  In 2007, pre-tax earnings were down from 2006, resulting in a lower effective tax rate.  Additional information regarding income taxes, including a reconciliation of the differences between the recorded income tax provision and the amount of income tax computed by applying the statutory federal income tax rate to income before income taxes, can be found in Note 14 to the Consolidated Financial Statements.

Fourth Quarter Discussion

Taxable equivalent net interest revenue for the fourth quarter of 2007 rose $7.2 million, or 11%, to $69.7 million from the same period a year ago with loan and deposit growth from acquisitions accounting for most of the increase.  Year over year loan growth, excluding acquisitions, has been relatively flat with loans at December 31, 2007 up $19 million from 2006.  The net interest margin decreased 26 basis points from the fourth quarter of 2006 to 3.73% for the fourth quarter of 2007.  Several factors led to the margin compression including the higher balance of nonperforming assets and competitive pricing pressures on deposits.

The 2007 fourth quarter provision for loan losses, excluding $3 million related to the Spruce Pine lot loans, was $26.5 million, up $22.8 million from a year earlier.  Non-performing assets totaled $46.3 million, up $32.6 million from a year ago.  Non-performing assets as a percentage of total assets were .56% at December 31, 2007, compared with .19% at December 31, 2006.

Fee revenue of $16.1 million grew $2.9 million, or 22%, from $13.2 million for the fourth quarter of 2006.  Service charges and fees on deposit accounts increased $1.3 million, or 18%, to $8.4 million, primarily due to higher ATM and debit card usage fees and growth in transactions and new accounts from core deposit programs.  Mortgage fees decreased $434,000, or 20%, to $1.7 million due to decreased demand during the fourth quarter reflecting the continued softness in the housing market.  United closed $78 million in mortgage loans in the fourth quarter of 2007 compared with $103 million for the fourth quarter of 2006.  Consulting fees were up $482,000, or 23 percent, to $2.6 million from a year ago reflecting strong growth in the risk management and advisory services practices.  United recognized securities gains of $1.4 million in the fourth quarter 2007, up $1.6 million from the loss recognized in the fourth quarter 2006.  The 2007 gain was offset by a loss of $1.1 million from the prepayment of Federal Home Loan Bank advances.  The two transactions were part of the same balance sheet management initiative to reduce funding costs.

Operating expenses increased $6.8 million to $49.3 million, a 16% increase from the fourth quarter of 2006.  The acquisitions of Southern and Gwinnett added approximately $2.4 million to fourth quarter 2007 expenses.  Salaries and employee benefit costs of $27.1 million increased $592,000, or 2%, from the fourth quarter of 2006.  This increase resulted from increases in staff to support our de novo expansion activities as well as higher health care costs.  The two acquisitions added approximately $1.5 million in staff costs.  These costs were offset by an adjustment to bonus and profit sharing expense that reduced fourth quarter 2007 staff costs $3.2 million.  Communications and equipment expenses decreased $211,000 to $3.9 million.  Occupancy expense increased $650,000 to $3.5 million reflecting the increase in cost to operate additional banking offices.  Postage, printing and supplies expense decreased $18,000 to $1.5 million.  Professional fees increased $535,000 to $1.8 million reflecting higher legal expenses associated with loan workouts and the cost of various corporate initiatives.  Other operating expense increased $5.0 million to $8.8 million primarily due to approximately $3.7 million in write downs and expenses on foreclosed properties and $927,000 resulting from the new FDIC insurance assessments.

Balance Sheet Review

Total assets at December 31, 2007 were $8.2 billion, an increase of $1.1 billion, or 16% from December 31, 2006. On an average basis, total assets increased $1.4 billion, or 23% from 2006 to 2007.  Average interest earning assets for 2007 were $7.1 billion, compared with $5.9 billion for 2006, an increase of 20%.

Loans

Total loans averaged $5.7 billion in 2007, compared with $4.8 billion in 2006, an increase of 19%.  At December 31, 2007, total loans were $5.9 billion, an increase of $553 million, or 10%, from December 31, 2006.  Excluding the acquisitions of 2006 and 2007, United grew the total loan portfolio by $19 million.  In 2006, United experienced strong loan growth in all markets, with particular strength in loans secured by real estate, both residential and non-residential.  In 2007, the softening housing market resulted in a much more challenging lending environment and fewer acceptable lending opportunities.  The weak housing market mostly affected our residential construction portfolio, which was down $205 million from the end of 2006, when acquisitions are excluded.  Most of the loan balance attrition occurred in the Atlanta region where a buildup of finished lot inventory halted new land development projects.  While residential construction lending was weak throughout 2007, residential mortgages grew $137 million, or 12%, excluding acquisitions.  Commercial loans, excluding commercial construction, grew $57 million, or 10%, excluding acquisitions.

Table 6 - Loans Outstanding
As of December 31,
(in thousands)

Loans by Category	2007	2006	2005	2004	2003
Commercial (secured by real estate)	$1,475,930	$1,229,910	$1,055,191	$966,558	$776,591
Commercial (commercial and industrial)	417,715	295,698	236,882	211,850	190,189
Commercial construction	527,123	469,432	359,450	249,667	151,783
Total commercial	2,420,768	1,995,040	1,651,523	1,428,075	1,118,563
Residential construction	1,829,506	1,864,153	1,379,540	1,054,859	775,304
Residential mortgage	1,501,916	1,337,728	1,205,685	1,101,653	981,961
Installment	177,073	179,617	161,538	150,318	140,169
Total loans	$5,929,263	$5,376,538	$4,398,286	$3,734,905	$3,015,997

Loans by Market	2007	2006	2005	2004	2003
Atlanta Region	$2,401,649	$2,005,024	$1,455,795	$1,061,436	$662,418
North Georgia	2,060,224	2,033,553	1,789,757	1,626,567	1,480,891
North Carolina	805,999	773,301	668,560	633,314	547,676
East Tennessee	245,769	207,001	177,728	140,040	102,606
Coastal Georgia	415,622	357,659	306,446	273,548	222,406
Total loans	$5,929,263	$5,376,538	$4,398,286	$3,734,905	$3,015,997

Substantially all loans are to customers (including customers who have a seasonal residence in United’s market areas) located in Georgia, North Carolina and Tennessee, the immediate market areas of United, and 90% of the loans are secured by real estate.

As of December 31, 2007, United’s 25 largest credit relationships consisted of loans and loan commitments ranging from $15 million to $61 million, with an aggregate total credit exposure of $513 million, including $83 million in unfunded commitments, and $430 million in balances outstanding.   All of the loans to these customers were underwritten in accordance with United’s credit quality standards and structured to minimize potential exposure to loss.

The following table sets forth the maturity distribution of commercial and construction loans, including the interest rate sensitivity for loans maturing after one year.

Table 7 - Loan Portfolio Maturity
As of December 31, 2007
(in thousands)

					Rate Structure for Loans
	Maturity				Maturing Over One Year
	One Year	One through	Over Five		Fixed	Floating
	or Less	Five Years	Years	Total	Rate	Rate
Commercial (commercial and industrial)	$301,758	$89,679	$26,278	$417,715	$114,885	$1,072
Construction (secured by real estate)	2,225,325	95,285	36,019	2,356,629	106,379	24,925
Total	$2,527,083	$184,964	$62,297	$2,774,344	$221,264	$25,997

Asset Quality and Risk Elements

United manages asset quality and controls credit risk through diversification of the loan portfolio and the application of policies designed to promote sound underwriting and loan monitoring practices.  United’s credit administration function is charged with monitoring asset quality, establishing credit policies and procedures and managing the consistent application of these policies and procedures at all of United.  Additional information on United’s loan administration function is included in Item 1 under the heading Loan Review and Non-performing Assets.

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

Reviews of non-performing loans, past due loans and larger credits are designed to identify potential charges to the allowance for loan losses, as well as to determine the adequacy of the allowance and are conducted on a regular basis during the year.  These reviews are performed by the responsible lending officers, a separate loan review function or the special assets department with consideration of such factors as the customer’s financial position, prevailing and anticipated economic conditions and other pertinent factors.

The following table presents a summary of changes in the allowance for loan losses for each of the past five years.

Table 8 - Allowance for Loan Losses
Years Ended December 31,
(in thousands)

	2007	2006	2005	2004	2003
Balance beginning of period	$66,566	$53,595	$47,196	$38,655	$30,914
Provision for loan losses	55,600	14,600	12,100	7,600	6,300
Allowance for loan losses acquired from
subsidiaries at merger date	7,091	3,895	-	4,558	5,538
Charge-offs:
Commercial (commercial and industrial)	1,188	1,157	1,266	515	1,183
Commercial (secured by real estate)	688	1,138	877	1,859	538
Commercial construction	245	11	3	5	181
Residential construction	30,351	179	1,198	122	188
Residential mortgage	7,022	2,111	1,653	1,271	1,367
Installment	2,200	3,027	2,217	1,716	1,812
Total loans charged-off	41,694	7,623	7,214	5,488	5,269
Recoveries:
Commercial (commercial and industrial)	187	177	309	293	259
Commercial (secured by real estate)	97	123	289	140	92
Commercial construction	1	-	1	181	-
Residential construction	117	949	11	351	36
Residential mortgage	486	113	252	370	283
Installment	972	737	651	536	502
Total recoveries	1,860	2,099	1,513	1,871	1,172
Net charge-offs	39,834	5,524	5,701	3,617	4,097

Balance end of period	$89,423	$66,566	$53,595	$47,196	$38,655

Total loans:
At year-end	$5,929,263	$5,376,538	$4,398,286	$3,734,905	$3,015,997
Average	5,734,608	4,800,981	4,061,091	3,322,916	2,753,451

Allowance as a percentage of year-end loans	1.51%	1.24%	1.22%	1.26%	1.28%

As a percentage of average loans:
Net charge-offs	.69	.12	.14	.11	.15
Provision for loan losses	.97	.30	.30	.23	.23

Allowance as a percentage of
non-performing loans	317	534	447	588	583

Management believes that the allowance for loan losses at December 31, 2007 is adequate and appropriate to absorb losses inherent in the loan portfolio.  This assessment involves uncertainty and judgment; therefore, the adequacy of the allowance for loan losses cannot be determined with precision and may be subject to change in future periods.  In addition, bank regulatory authorities, as part of their periodic examination of United, may require additional charges to the provision for loan losses in future periods if the results of their review warrant such additions.  See the “Critical Accounting Policies” section for additional information on the allowance for loan losses.

The allocation of the allowance for loan losses is based on historical data, subjective judgment and estimates and, therefore, is not necessarily indicative of the specific amounts or loan categories in which charge-offs may ultimately occur.  Due to the imprecise nature of the loan loss estimation process and the effects of changing conditions, these risk attributes may not be adequately captured in the data related to the formula-based loan loss components used to determine allocations in United’s analysis of the adequacy of the allowance for loan losses.  Consequently, management believes that the unallocated allowance appropriately reflects probable inherent but undetected losses in the loan portfolio.   The following table summarizes the allocation of the allowance for loan losses for each of the past five years.

Table 9 - Allocation of Allowance for Loan Losses
As of December 31,
(in thousands)
	2007		2006		2005		2004		2003
	Amount	%*	Amount	%*	Amount	%*	Amount	%*	Amount	%*

Commercial (commercial and industrial)	$7,902	7	$5,758	6	$4,492	5	$3,728	6	$3,921	6
Commercial (secured by real estate)	9,520	25	14,716	23	12,401	24	14,107	26	8,936	26
Total commercial	17,422	32	20,474	29	16,893	29	17,835	32	12,857	32
Construction	38,183	40	25,181	43	20,787	40	10,695	35	8,994	31
Residential mortgage	19,611	25	11,323	25	9,049	27	11,511	29	10,026	32
Installment	3,823	3	3,245	3	2,088	4	2,798	4	3,390	5
Unallocated	10,384		6,343		4,778		4,357		3,388
Total allowance for loan losses	$89,423	100	$66,566	100	$53,595	100	$47,196	100	$38,655	100

* Loan balance in each category, expressed as a percentage of total loans

Non-performing Assets

Non-performing loans, which include non-accrual loans and accruing loans past due over 90 days, totaled $28.2 million at year-end 2007, compared with $12.5 million at December 31, 2006.  At December 31, 2007, the majority of non-performing loans were residential construction loans within the Atlanta Region.  At December 31, 2007 and 2006, the ratio of non-performing loans to total loans was .48% and ..23%, respectively.  Non-performing assets, which include non-performing loans and foreclosed real estate, totaled $46.3 million at December 31, 2007, compared with $13.7 million at year-end 2006.

United’s policy is to place loans on non-accrual status when, in the opinion of management, the principal and interest on a loan is not likely to be repaid in accordance with the loan terms or when the loan becomes 90 days past due and is not both well secured and in the process of collection.   When a loan is placed on non-accrual status, interest previously accrued but not collected is reversed against current interest revenue.  Generally, interest revenue on a non-accrual loan is recognized on a cash basis as payments are received if the collateral value sufficiently covers the loan balance.

There were no commitments to lend additional funds to customers whose loans were on non-accrual status at December 31, 2007.  The table below summarizes non-performing assets at year-end for the last five years.

Table 10 - Non-Performing Assets
As of December 31,
(in thousands)
	2007	2006	2005	2004	2003
Non-accrual loans	$28,219	$12,458	$11,997	$8,031	$6,627
Loans past due 90 days or more and still accruing	-	-	-	-	-
Total non-performing loans	28,219	12,458	11,997	8,031	6,627
Other real estate owned	18,039	1,196	998	694	962
Total non-performing assets	$46,258	$13,654	$12,995	$8,725	$7,589

Total non-performing loans as a percentage of total loans	.48%	.23%	.27%	.22%	.22%

Total non-performing assets as a percentage of total assets	.56	.19	.22	.17	.19

At December 31, 2007 and 2006, there were $78.4 million and $5.9 million, respectively, of loans classified as impaired under the definition outlined in SFAS No. 114.  Specific reserves allocated to these impaired loans totaled $13.5 million on December 31, 2007 and $1.0 million on December 31, 2006.  The average recorded investment in impaired loans for the years ended December 31, 2007 and 2006 was $51.3 million and $6.2 million, respectively.  United’s policy is to discontinue the recognition of interest revenue for loans classified as impaired under SFAS No. 114 when the loan meets the criteria for nonaccrual status.

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

Total securities available for sale increased $250 million from the end of 2006.  United continued to purchase securities through 2007 as part of a continuing program to help stabilize the interest rate sensitivity of the balance sheet, to increase net interest revenue and to replace maturing securities.  At December 31, 2007 and 2006, securities available for sale represented 17% and 16%, respectively, of total assets.  At December 31, 2007, the effective duration of the investment portfolio based on expected maturities was 3.05 years compared with 2.69 years at December 31, 2006.  The following table shows the carrying value of United’s securities.

Table 11 - Carrying Value of Investment Securities
As of December 31,
(in thousands)

	2007	2006
Securities available for sale:
U.S. Government agencies	295,160	466,488
State and political subdivisions	41,314	48,203
Mortgage-backed securities	1,015,043	585,973
Other	5,329	6,489
Total securities available for sale	$1,356,846	$1,107,153

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

At December 31, 2007, United had 75% of its total investment securities portfolio in mortgage backed securities, compared with 53% at December 31, 2006.  During 2007, United began purchasing U.S. Government agency mortgage backed securities to replace callable U.S. Government agency bonds that were expected to be called. United did not have securities of any issuer in excess of 10% of equity at year-end 2007 or 2006, excluding U.S. Government issues.  Only .2% of the securities portfolio is rated below “A” and 95.4% is rated “Aaa”.  See Note 5 to the Consolidated Financial Statements for further discussion of investment portfolio and related fair value and maturity information.

Deposits

Total average deposits for 2007 were $6.0 billion, an increase of $1.0 billion, or 17% from 2006.  Average non-interest bearing demand deposit accounts increased $52 million, or 8%, and average NOW accounts increased $292 million, or 26%, from 2006.  Average time deposits for 2007 were $3.3 billion, up from $2.9 billion in 2006.  At December 31, 2007, total deposits were $6.1 billion compared with $5.8 billion at the end of 2006, an increase of $303 million, or 5%.  Throughout most of 2006, pricing advantages with CDs made them a relatively more attractive funding source than wholesale borrowings with similar maturities.  Toward the end of 2006, competitive CD pricing in the Bank’s markets eliminated most of the pricing advantage that existed earlier in the year.  In 2007, aggressive pricing competition for CDs made them a less attractive funding source so the Bank allowed attrition of higher-priced CDs where no other customer relationship existed.

Time deposits of $100,000 and greater totaled $1.4 billion at both December 31, 2007 and 2006.  Total interest expense on time deposits of $100,000 and greater during 2007 was approximately $71 million.  United utilizes “brokered” time deposits, issued in certificates of less than $100,000, as an alternative source of cost-effective funding.  Average brokered time deposits outstanding in 2007, 2006 and 2005 were $337 million, $334 million and $319 million, respectively.  The average rate paid on brokered time deposits in 2007, 2006 and  2005 was 4.92%, 4.29% and 2.99%, respectively.

The following table sets forth the scheduled maturities of time deposits of $100,000 and greater and brokered time deposits.

Table 12 - Maturities of Time Deposits of $100,000 and Greater and Brokered Deposits
As of December 31, 2007
(in thousands)

$100,000 and greater:
Three months or less	$443,677
Three to six months	351,590
Six to twelve months	410,058
Over one year	159,438
Total	$1,364,763

Brokered deposits:
Three months or less	$41,138
Three to six months	56,367
Six to twelve months	48,989
Over one year	176,022
Total	$322,516

Wholesale Funding

The Bank is a shareholder in the Federal Home Loan Bank (FHLB) of Atlanta. Through this affiliation, secured advances totaling $520 million were outstanding at rates competitive with time deposits of like maturities.  The Bank anticipates continued utilization of this short and long-term source of funds to minimize interest rate risk and to meet liquidity needs.  The FHLB advances outstanding at December 31, 2007 had both fixed and floating interest rates ranging from 2.85% to 5.82%.  Approximately 45% of the FHLB advances mature prior to December 31, 2008.  Additional information regarding FHLB advances, including scheduled maturities, is provided in Note 10 to the Consolidated Financial Statements.

Liquidity Management

The primary objective of liquidity management is to ensure that sufficient funding is available, at reasonable cost, to meet ongoing operational cash needs.  While the desired level of liquidity will vary depending on a number of factors, it is the primary goal of United to maintain a sufficient level of liquidity in reasonably foreseeable economic environments.  Liquidity is defined as the ability of a bank to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities.  Liquidity management involves maintaining United’s ability to meet the daily cash flow requirements of the Bank’s customers, both depositors and borrowers.

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

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and the maturities and sales of securities.  Mortgage loans held for sale totaled $28.0 million at December 31, 2007, and typically turn over every 45 days as closed loans are sold to investors in the secondary market.  Construction and commercial loans that mature in one year or less amounted to $2.5 billion, or 43%, of the loan portfolio at December 31, 2007.

The liability section of the balance sheet provides liquidity through depositors’ interest-bearing and non-interest-bearing accounts.  Federal funds purchased, FHLB advances and securities sold under agreements to repurchase are additional sources of liquidity and represent United’s incremental borrowing capacity.  These sources of liquidity are short-term in nature and are used as necessary to fund asset growth and meet other short-term liquidity needs.  The table below presents a summary of United’s short-term borrowings over the last three years.

Table 13 - Short-Term Borrowings
As of December 31,
(in thousands)
December 31, 2007	Period-end balance	Period end weighted- average interest rate	Maximum outstanding at any month- end	Average amounts outstanding during the year	Weighted- average rate for the year
Federal funds purchased	$343,834	4.29%	$366,447	$186,795	5.05%
Line of credit	42,000	7.24	149,070	10,142	7.26
Repurchase agreements	102,628	3.01	42,000	111,435	4.96
Other	150,000	4.23	150,000	11,904	4.52
	$638,462			$320,276
December 31, 2006
Federal funds purchased	$65,884	5.29	$249,552	$139,823	5.20
Commercial paper	-	-	1,300	632	4.75
Line of credit	-	-	2,000	101	5.80
	$65,884			$140,556	5.21
December 31, 2005
Federal funds purchased	$121,581	4.37	$205,291	$143,080	3.35
Commercial paper	1,300	4.75	1,524	1,367	4.06
Line of credit	-	-	8,000	3,649	5.82
Repurchase agreements	-	-	25,000	9,041	2.72
	$122,881			$157,137	3.38

At December 31, 2007, United had available lines of credit at its holding company with other financial institutions totaling $75 million that can be drawn on if a material adverse effect on the business prospects or financial condition or any other event of default thereunder has not occurred.  At December 31, 2007, there was $42 million outstanding on those lines, leaving $33 million available. United had sufficient qualifying collateral to increase FHLB advances by $609 million.  United’s internal policy limits brokered deposits to 25% of total non-brokered deposits.  At December 31, 2007, United had the capacity to increase brokered deposits by $1.1 billion and still remain within this limit.  In addition to these wholesale sources, United has the ability to attract retail deposits at any time by competing more aggressively on pricing.   The following table shows United’s contractual obligations and other commitments.

Table 14 - Contractual Obligations and Other Commitments
As of December 31, 2007
(in thousands)
	Maturity By Years
	Total	1 or Less	1 to 3	3 to 5	Over 5
Contractual Cash Obligations
FHLB advances	$519,782	$234,012	$205,645	$50,000	$30,125
Long-term debt	107,996	-	-	31,500	76,496
Operating leases	11,618	3,532	2,461	1,743	3,882
Total contractual cash obligations	$639,396	$237,544	$208,106	$83,243	$110,503

Other Commitments
Lines of credit	$917,113	$540,390	$154,468	$31,859	$190,396
Commercial letters of credit	28,324	24,934	3,363	27	-
Uncertain tax positions	5,339	3,117	979	958	285
Total other commitments	$950,776	$568,441	$158,810	$32,844	$190,681

As disclosed in United’s consolidated statement of cash flows, net cash provided by operating activities was $105 million during 2007.  The major source of cash provided by operating activities was net income plus noncash expenses of depreciation, amortization and accretion, provision for loan losses and stock-based compensation which totaled $131 million.  Uses of cash from operating activities include an increase in deferred income taxes of $14.2 million and a net decrease in accrued expenses and other liabilities of $35.6 million.  Net cash used in investing activities of $358 million consisted primarily an increase in loans of $113 million, the purchase of BOLI of $50 million, the purchase of premises and equipment of $34 million and the purchase of $904 million of available for sale securities, offset by the maturity of $597 million of available for sale securities and $128 million from the sale of available for sale securities.  Net cash provided by financing activities provided the remainder of funding sources for 2007.  The $301 million of net cash provided by financing activities consisted primarily of a net increase in short-term borrowings of $567 million.  The increases were partially offset by a net decrease in deposits of $265 million.  The purchases of treasury stock of $46 million were partially funded by the $42 million increase in borrowings.  In the opinion of management, United’s liquidity position at December 31, 2007 is sufficient to meet its expected cash flow requirements.

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

United is not involved in off-balance sheet contractual relationships, other than those disclosed in this report, that could result in liquidity needs or other commitments, or that could significantly affect earnings.  See Notes 2 and 17 to the Consolidated Financial Statements for additional information on off-balance sheet arrangements.

Capital Resources and Dividends

Shareholders’ equity at December 31, 2007 was $831.9 million, an increase of $215.1 million, or 35%, from December 31, 2006.  Accumulated other comprehensive income (loss), which includes unrealized gains and losses on securities available for sale and the unrealized gains and losses on derivatives qualifying as cash flow hedges, is excluded in the calculation of regulatory capital ratios.  Excluding the increase in the accumulated other comprehensive income, shareholders’ equity increased $196.9 million, or 32%.  The increase includes $191.3 million of equity issued in connection with the acquisition of Gwinnett Commercial Group, Inc.  Dividends of $16.8 million, or $.36 per share, were declared on common stock in 2007, an increase of 13% per share from the amount declared in 2006. The dividend payout ratios based on basic earnings per share for 2007 and 2006 were 28.57% and 18.82%, respectively.  United has historically retained earnings in order to provide capital for continued growth and expansion.  However, in recognition that cash dividends are an important component of shareholder return, management has targeted a long-term payout ratio between 18 and 20% when earnings and capital levels permit.

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

Tier I capital consists of shareholders’ equity, excluding accumulated other comprehensive income and intangible assets (goodwill and deposit-based intangibles), plus qualifying capital securities.  United’s Tier I capital totaled $539.4 million at December 31, 2007.  Tier II capital components include supplemental capital such as the qualifying portion of the allowance for loan losses and qualifying subordinated debt.  Tier I capital plus Tier II capital is referred to as Total Risk-based Capital and was $683.9 million at December 31, 2007. The ratios, as calculated under the guidelines, were 8.63% and 10.95% for Tier I and Total risk-based capital, respectively, at December 31, 2007.

United has outstanding junior subordinated debentures commonly referred to as Trust Preferred Securities totaling $41.5 million at December 31, 2007.  The Trust Preferred Securities qualify as Tier I capital under risk-based capital guidelines provided that total Trust Preferred Securities do not exceed certain quantitative limits.  At December 31, 2007, all of United’s Trust Preferred Securities qualified as Tier I capital.  Further information on United’s Trust Preferred Securities is provided in Note 12 to the Consolidated Financial Statements.

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

A minimum leverage ratio is required in addition to the risk-based capital standards and is defined as Tier I capital divided by quarterly average assets reduced by the amount of goodwill and deposit-based intangibles.  A minimum leverage ratio of 3% is required for the highest-rated bank holding companies which are not undertaking significant expansion programs, but the Federal Reserve Board requires a bank holding company to maintain a leverage ratio greater than 4% if it is experiencing or anticipating significant growth or is operating with less diversified risks in the opinion of the Federal Reserve Board.  The Federal Reserve Board uses the leverage and risk-based capital ratios to assess capital adequacy of banks and bank holding companies.  Management believes that United’s capital must be well above the minimum capital requirements to maintain its business plan.  United’s leverage ratio at December 31, 2007 was 6.84%.

United monitors these capital ratios to ensure that United and the Bank remain within regulatory guidelines.  Further information regarding the actual and required capital ratios of United and United is provided in Note 16 to the Consolidated Financial Statements.

Effect of Inflation and Changing Prices

A bank’s asset and liability structure is substantially different from that of a general business corporation in that primarily all assets and liabilities of a bank are monetary in nature, with relatively little investment in fixed assets or inventories.  Inflation has an important effect on the growth of total assets and the resulting need to increase equity capital at higher than nominal rates in order to maintain an appropriate equity to assets ratio.

United’s management believes the effect of inflation on financial results depends on United’s ability to react to changes in interest rates and, by such reaction, reduce the inflationary effect on performance.  United has an asset/liability management program to monitor and manage United’s interest rate sensitivity position.  In addition, periodic reviews of banking services and products are conducted to adjust pricing in view of current and expected costs.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Sensitivity Management

The absolute level and volatility of interest rates can have a significant effect on United’s profitability.  The objective of interest rate risk management is to identify and manage the sensitivity of net interest revenue to changing interest rates, in order to achieve United’s overall financial goals.  Based on economic conditions, asset quality and various other considerations, management establishes tolerance ranges for interest rate sensitivity and manages within these ranges.

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

One of the tools management uses to estimate the sensitivity of net interest revenue to changes in interest rates is an interest rate simulation model.  Such estimates are based upon a number of assumptions for each scenario, including the level of balance sheet growth, deposit repricing characteristics and the rate of prepayments.  The simulation model measures the potential change in net interest revenue over a twelve-month period under multiple interest rate scenarios.  The base scenario assumes rates remain flat over the next twelve months and is the scenario that all others are compared to in order to measure the change in net interest revenue.  The second scenario is a most likely scenario that projects the most likely change in rates over the next twelve months based on the slope of the yield curve.  United models ramp scenarios that assume gradual increases and decreases of up to 200 basis points each over the next twelve months.  United has a policy for net interest revenue simulation based on rate movements of up 200 basis points ramp over twelve months and down 200 basis points ramp over twelve months from the flat rate scenario.  The policy limits the change in net interest revenue to a 10% increase or decrease in either scenario.  At December 31, 2007, United’s simulation model indicated that a 200 basis point increase in rates over the next twelve months would cause an approximate 1.3% increase in net interest revenue and a 200 basis point decrease in rates over the next twelve months would cause an approximate 1.5% decrease in net interest revenue.  At December 31, 2006, United’s simulation model indicated that a 200 basis point increase in rates over the next twelve months would cause an approximate 1.9% increase in net interest revenue and a 200 basis point decrease in rates over the next twelve months would cause an approximate .7% decrease in net interest revenue.

The following table shows interest sensitivity gaps for specified intervals.

Table 15 - Interest Rate Gap Sensitivity
As of December 31, 2007
(in thousands)

	Interest Sensitivity Periods in Months
	Immediate	1 to 3	4 to 12	13 to 60	Over 60	Total
Interest earning assets:
Interest bearing deposits with banks	$62,074	$-	$-	$-	$-	$62,074
Investment securities	87,607	36,396	197,321	627,349	408,173	1,356,846
Mortgage loans held for sale	-	28,004	-	-	-	28,004
Loans	3,515,827	236,700	893,362	1,081,649	201,725	5,929,263
Other interest-earning assets	-	-	-	-	37,360	37,360
Total interest-earning assets	3,665,508	301,100	1,090,683	1,708,998	647,258	7,413,547

Interest bearing liabilities:
NOW deposits	1,474,818	-	-	-	-	1,474,818
Money market deposits	452,917	-	-	-	-	452,917
Savings deposits	186,392	-	-	-	-	186,392
Time deposits	357,654	653,493	1,714,975	519,684	15,077	3,260,883
Fed funds purchased, repurchase
agreements & other short-
term borrowings	638,462	-	-	-	-	638,462
FHLB advances	250,000	55,012	4,000	180,645	30,125	519,782
Other borrowings	-	-	4,382	35,000	68,614	107,996
Total interest-bearing liabilities	3,360,243	708,505	1,723,357	735,329	113,816	6,641,250
Interest rate swaps, net	1,285,000	-	-	-	-	1,285,000
Non-interest bearing sources of funds	-	-	-	-	700,941	700,941
Interest sensitivity gap	(979,735)	(407,405)	(632,674)	973,669	(167,499)
Cumulative sensitivity gap	$(979,735)	$(1,387,140)	$(2,019,814)	$(1,046,145)	$(1,213,644)
Cumulative gap percent(1)	-13%	-19%	-27%	-14%	-16%

(1) Cumulative interest rate sensitivity position as a percent of total interest-earning assets.

Interest rate sensitivity is a function of the repricing characteristics of the portfolio of assets and liabilities.  These repricing characteristics are the time frames within which the interest-earning assets and interest-bearing liabilities are subject to change in interest rates either at replacement, repricing or maturity during the life of the instruments.  Interest rate sensitivity management focuses on the maturity structure of assets and liabilities and their repricing characteristics during periods of changes in market interest rates.  Effective interest rate sensitivity management seeks to ensure that both assets and liabilities respond to changes in interest rates within an acceptable timeframe, thereby minimizing the effect of interest rate changes on net interest revenue. Interest rate sensitivity is measured as the difference between the volumes of assets and liabilities in United’s current portfolio that are subject to repricing at various time horizons: immediate; one to three months; four to twelve months; one to five years; over five years, and on a cumulative basis.  The differences are known as interest sensitivity gaps.

As demonstrated in the preceding table, 87% of interest-bearing liabilities will reprice within twelve months compared with 68% of interest-earning assets, however such changes may not be proportionate with changes in market rates within each balance sheet category.  In addition, United may have some discretion in the extent and timing of deposit repricing depending upon the competitive pressures in the markets in which it operates.  Changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity.  The interest rate spread between an asset and its supporting liability can vary significantly even when the timing of repricing for both the asset and the liability remains the same, due to the two instruments repricing according to different indices.

Varying interest rate environments can create unexpected changes in prepayment levels of assets and liabilities that are not reflected in the interest rate sensitivity gap analysis. These prepayments may have significant effect on the net interest margin.  Because of these limitations, an interest sensitivity gap analysis alone generally does not provide an accurate assessment of exposure to changes in interest rates.

The following table presents the contractual maturity of investment securities by maturity date and average yields based on amortized cost (for all obligations on a fully taxable basis).  The composition and maturity/repricing distribution of the securities portfolio is subject to change depending on rate sensitivity, capital and liquidity needs.

Table 16 - Expected Maturity of Available for Sale Investment Securities
As of December 31, 2007
(in thousands)
		Maturity By Years
		1 or Less	1 to 5	5 to 10	Over 10	Total
	U.S. Government agencies	24,288	56,020	214,852	-	295,160
	State and political subdivisions	6,006	20,613	9,345	5,350	41,314
	Other securities (1)	21,905	502,305	361,102	135,060	1,020,372
	Total securities available for sale	$52,199	$578,938	$585,299	$140,410	$1,356,846

	Weighted average yield (2)	5.42%	5.05%	5.61%	5.73%	5.37%

(1)	Includes mortgage-backed securities
(2)	Based on amortized cost, taxable equivalent basis

In order to assist in achieving a desired level of interest rate sensitivity, United has entered into off-balance sheet contracts that are considered derivative financial instruments.  Derivative financial instruments can be a cost-effective and capital-effective means of modifying the repricing characteristics of on-balance sheet assets and liabilities.  These contracts consist of interest rate swaps under which United pays a variable rate and receives a fixed rate and interest rate floor contracts in which United pays a premium to a counterparty who agrees to pay United the difference between a variable rate and a strike rate if the variable rate falls below the strike rate.

United’s derivative financial instruments are classified as either cash flow or fair value hedges.  The changes in fair value of derivative instruments classified as cash flow hedges are recognized in other comprehensive income from which amounts are reclassified into interest income over time as the hedged forecasted transactions affect earnings.  Fair value hedges recognize currently in earnings both the effect of change in the fair value of the derivative financial instrument and the offsetting effect of the change in fair value of the hedged asset or liability.  At December 31, 2007 United had interest rate swap contracts with a total notional amount of $680 million that were designated as cash flow hedges of prime based loans.  United had interest rate floor contracts with a total notional amount of $500 million that were also designated as cash flow hedges of prime based loans.  At December 31, 2007, United had receive fixed, pay LIBOR swap contracts with a total notional amount of $105 million that were accounted for as fair value hedges of fixed rate liabilities.

The following table presents United’s interest rate derivative contracts outstanding.

Table 17 - Derivative Financial Instruments
As of December 31, 2007
(dollars in thousands)

Type/Maturity	Notional Amount	Rate Received / Floor Rate	Rate Paid	Fair Value (8)
Fair Value Hedges:
LIBOR Swaps (Brokered CDs)
June 18, 2008 (3)	$20,000	5.15%	4.65%	$79
September 29, 2008 (1)	10,000	5.25	4.80	76
November 3, 2008 (2)	10,000	5.00	4.95	95
April 13, 2017	15,000	5.20	4.92	(12)
Total:	55,000	5.15	4.81	238

LIBOR Swaps (FHLB Advances)
January 5, 2009 (4)	25,000	5.06	5.12	299
March 2, 2009 (5)	25,000	4.90	5.10	347
Total:	50,000	4.98	5.11	646
Total Fair Value Hedges	105,000	5.07	4.95	884
Cash Flow Hedges:
Prime Swaps (Prime Loans) (6)
February 1, 2008	50,000	8.40	7.25	30
April 17, 2008	50,000	8.25	7.25	114
April 17, 2008	50,000	8.25	7.25	114
May 1, 2008	50,000	8.33	7.25	162
May 1, 2008	50,000	8.34	7.25	164
August 4, 2008	50,000	8.32	7.25	345
November 4, 2008	100,000	8.32	7.25	1,142
February 1, 2009	25,000	8.31	7.25	404
May 4, 2009	30,000	8.29	7.25	639
June 11, 2010	25,000	8.26	7.25	1,046
June 13, 2011	25,000	6.72	7.25	150
December 12, 2011	25,000	6.86	7.25	159
March 12, 2012	50,000	6.87	7.25	376
March 27, 2012	50,000	6.76	7.25	172
March 27, 2012	50,000	6.72	7.25	107
Total:	680,000	7.86	7.25	5,124
Prime Floors (Prime Loans) (7)
February 1, 2009	25,000	8.75		576
May 1, 2009	25,000	8.75		729
August 1, 2009	75,000	8.75		2,640
November 1, 2009	75,000	8.75		3,075
February 4, 2010	100,000	8.75		4,672
May 4, 2010	100,000	8.75		5,147
August 1, 2010	50,000	8.75		2,804
August 4, 2010	50,000	8.75		2,811
Total:	500,000			22,454
Total Cash Flow Hedges:	1,180,000			27,578
Total Derivative Contracts	$1,285,000			$28,462

(1) Rate Paid equals 1-Month LIBOR minus .0075
(2) Rate Paid equals 1-Month LIBOR minus .2725
(3) Rate Paid equals 1-Month LIBOR minus .3435
(4) Rate Paid equals 1-Month LIBOR minus .1101
(5) Rate Paid equals 1-Month LIBOR minus .1280
(6) Rate Paid equals Prime rate as of December 31, 2007
(7) Floor contracts receive cash payments equal to the floor rate less the prime rate.
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

We assessed the effectiveness of the internal control over financial reporting as of December 31, 2007.  In making this assessment, we used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our assessment, we believe that as of December 31, 2007, United Community Banks, Inc.’s internal control over financial reporting is effective based on those criteria.

Our independent registered public accountants have issued an audit report on our assessment of the company’s internal control over financial reporting.  This report appears on page 43.

Jimmy C. Tallent	Rex S. Schuette
President and Chief Executive Officer	Executive Vice President and
Chief Financial Officer

Porter Keadle Moore, LLP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and shareholders
United Community Banks, Inc.
Blairsville, Georgia

We have audited the accompanying consolidated balance sheets of United Community Banks, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007.  We have also audited the Company’s internal controls over financial reporting as of December 31, 2007, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective control over financial reporting and for its assessment of the effectiveness internal control over financial reporting included in the accompanying Management’s Report on Internal Controls Over Financial Reporting.  Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements include examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  Our audits also included assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made  only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Certified Public Accountants

Suite 1800 • 235 Peachtree Street NE •  Atlanta, Georgia 30303 • Phone 404-588-4200  • Fax 404-588-4222  • www.pkm.com

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Community Banks, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with generally accepted accounting principles. Also, in our opinion, United Community Banks, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Atlanta, Georgia
February 26, 2008

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Consolidated Statement of Income

For the Years Ended December 31, 2007, 2006 and 2005

(in thousands, except per share data)

	2007	2006	2005

Interest revenue:
Loans, including fees	$482,333	$394,907	$279,397
Investment securities:
Taxable	64,377	47,149	40,195
Tax exempt	1,718	1,969	2,086
Federal funds sold and deposits in banks	608	802	911
Total interest revenue	549,036	444,827	322,589
Interest expense:
Deposits:
NOW	45,142	30,549	16,390
Money market	15,396	7,496	2,804
Savings	1,653	928	791
Time	167,400	130,324	66,968
Total deposit interest expense	229,591	169,297	86,953
Federal funds purchased, repurchase agreements and other short-term borrowings	16,236	7,319	5,304
Federal Home Loan Bank advances	22,013	23,514	26,633
Long-term debt	8,594	8,685	8,536
Total interest expense	276,434	208,815	127,426
Net interest revenue	272,602	236,012	195,163
Provision for loan losses	55,600	14,600	12,100
Net interest revenue after provision for loan losses	217,002	221,412	183,063
Fee revenue:
Service charges and fees	31,433	27,159	25,137
Mortgage loan and other related fees	8,537	7,303	7,330
Consulting fees	8,946	7,291	6,609
Brokerage fees	4,095	3,083	2,570
Securities gains (losses), net	3,182	(643)	(809)
Losses on prepayment of borrowings	(2,242)	(636)	-
Other	8,700	5,538	5,311
Total fee revenue	62,651	49,095	46,148
Total revenue	279,653	270,507	229,211

Operating expenses:
Salaries and employee benefits	115,153	100,964	84,854
Communications and equipment	15,483	15,071	13,157
Occupancy	13,613	11,632	10,835
Advertising and public relations	7,524	7,623	6,733
Postage, printing and supplies	6,365	5,748	5,501
Professional fees	7,218	4,442	4,306
Amortization of intangibles	2,739	2,032	2,012
Other	21,966	14,558	13,410
Total operating expenses	190,061	162,070	140,808
Income before income taxes	89,592	108,437	88,403
Income taxes	31,599	39,622	31,661
Net income	$57,993	$68,815	$56,742

Net income available to common shareholders	$57,975	$68,796	$56,719
Earnings per common share:
Basic	$1.26	$1.70	$1.47
Diluted	1.24	1.66	1.43
Dividends per common share	.36	.32	.28
Weighted average common shares outstanding:
Basic	45,893	40,393	38,477
Diluted	46,593	41,575	39,721

See accompanying notes to consolidated financial statements

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Consolidated Balance Sheet

As of December 31, 2007 and 2006

(in thousands, except share data)

Assets
	2007	2006

Cash and due from banks	$157,549	$158,348
Interest-bearing deposits in banks	62,074	12,936

Cash and cash equivalents	219,623	171,284

Securities available for sale	1,356,846	1,107,153
Mortgage loans held for sale	28,004	35,325
Loans, net of unearned income	5,929,263	5,376,538
Less allowance for loan losses	89,423	66,566
Loans, net	5,839,840	5,309,972
Premises and equipment, net	180,088	139,716
Accrued interest receivable	62,828	58,291
Goodwill and other intangible assets	325,305	167,058
Other assets	194,768	112,450

Total assets	$8,207,302	$7,101,249

Liabilities and Shareholders’ Equity

Liabilities:
Deposits:
Demand	$700,941	$659,892
NOW	1,474,818	1,307,654
Money market	452,917	255,862
Savings	186,392	175,631
Time:
Less than $100,000	1,573,604	1,650,906
Greater than $100,000	1,364,763	1,397,245
Brokered	322,516	325,696
Total deposits	6,075,951	5,772,886

Federal funds purchased, repurchase agreements and other short-term borrowings	638,462	65,884
Federal Home Loan Bank advances	519,782	489,084
Long-term debt	107,996	113,151
Accrued expenses and other liabilities	33,209	43,477

Total liabilities	7,375,400	6,484,482

Commitments and contingencies

Shareholders' equity:
Preferred stock, $1 par value; $10 stated value; 10,000,000 shares authorized;
25,800 and 32,200 shares issued and outstanding	258	322
Common stock, $1 par value; 100,000,000 shares authorized;
48,809,301 and 42,890,863 shares issued	48,809	42,891
Common stock issuable; 73,250 and 29,821 shares	2,100	862
Capital surplus	462,881	270,383
Retained earnings	347,391	306,261
Treasury stock; 1,905,921 shares, at cost	(43,798)	-
Accumulated other comprehensive income (loss)	14,261	(3,952)

Total shareholders’ equity	831,902	616,767

Total liabilities and shareholders’ equity	$8,207,302	$7,101,249

See accompanying notes to consolidated financial statements

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Shareholders’ Equity
For the Years Ended December 31, 2007, 2006 and 2005
(in thousands, except share and per share data)

							Accumulated
			Common				Other
	Preferred	Common	Stock	Capital	Retained	Treasury	Comprehensive
	Stock	Stock	Issuable	Surplus	Earnings	Stock	Income (Loss)	Total
Balance, December 31, 2004	$448	$38,408	$-	$155,076	$204,709	$(4,413)	$2,860	$397,088
Comprehensive income:
Net income	-	-	-	-	56,742	-	-	56,742
Other comprehensive loss:
Unrealized holding losses on available for sale securities (net of deferred tax benefit of $7,706)	-	-	-	-	-	-	(13,043)	(13,043)
Reclassification adjustment for losses on securities available for sale included in fee revenue (net of tax benefit of $315)	-	-	-	-	-	-	494	494
Unrealized losses on derivative financial instruments qualifying as cash flow hedges (net of deferred tax benefit of $1,373)	-	-	-	-	-	-	(2,156)	(2,156)
Comprehensive income					56,742		(14,705)	42,037
Retirement of preferred stock (12,600 shares)	(126)	-	-	-	-	-	-	(126)
Cash dividends declared on common stock ($.28 per share)	-	-	-	-	(10,865)	-	-	(10,865)
Common stock issued in secondary offering (1,552,500 shares)	-	1,553	-	38,945	-	-	-	40,498
Exercise of stock options, net of shares exchanged (254,304 shares)	-	46	-	(1,833)	-	3,612	-	1,825
Common stock issued to Dividend Reinvestment Plan and employee benefit plans (40,709 shares)	-	13	-	393	-	737	-	1,143
Amortization of restricted stock awards	-	-	-	595	-	-	-	595
Vesting of restricted stock awards (4,812 shares)	-	-	-	(64)	-	64	-	-
Deferred compensation plan, net, including dividend equivalents	-	-	271	-	-	-	-	271
Tax benefit from options exercised	-	-	-	243	-	-	-	243
Cash dividends declared on preferred stock ($.60 per share)	-	-	-	-	(23)	-	-	(23)
Balance, December 31, 2005	322	40,020	271	193,355	250,563	-	(11,845)	472,686
Comprehensive income:
Net income	-	-	-	-	68,815	-	-	68,815
Other comprehensive loss:
Unrealized holding gains on available for sale securities (net of deferred tax expense of $2,113)	-	-	-	-	-	-	3,436	3,436
Reclassification adjustment for losses on securities available for sale included in fee revenue (net of tax benefit of $250)	-	-	-	-	-	-	393	393
Unrealized gains on derivative financial instruments qualifying as cash flow hedges (net of deferred tax expense of $1,211)	-	-	-	-	-	-	1,903	1,903
Reclassification adjustment for losses on terminated swap positions (net of tax benefit of $1,376)	-	-	-	-	-	-	2,161	2,161
Comprehensive income					68,815		7,893	76,708
Cash dividends declared on common stock ($.32 per share)	-	-	-	-	(13,098)	-	-	(13,098)
Common stock issued for acquisition (2,180,118 shares)	-	2,180	-	65,609	-	-	-	67,789
Exercise of stock options, net of shares exchanged (120,441 shares)	-	121	-	722	-	-	-	843
Common stock issued to Dividend Reinvestment Plan and employee benefit plans (172,004 shares)	-	172	-	4,888	-	-	-	5,060
Amortization of stock options and restricted stock	-	-	-	3,107	-	-	-	3,107
Common stock issued for conversion of debt (372,000 shares)	-	372	-	2,728	-	-	-	3,100
Vesting of restricted stock awards (26,447 shares)	-	26	-	(26)	-	-	-	-
Deferred compensation plan, net, including dividend equivalents	-	-	591	-	-	-	-	591
Cash dividends declared on preferred stock ($.60 per share)	-	-	-	-	(19)	-	-	(19)
Balance, December 31, 2006	322	42,891	862	270,383	306,261	-	(3,952)	616,767
Comprehensive income:
Net income	-	-	-	-	57,993	-	-	57,993
Other comprehensive income:
Unrealized holding gains on available for sale securities (net of deferred tax expense of $6,163)	-	-	-	-	-	-	10,267	10,267
Reclassification adjustment for gains on securities available for sale included in fee revenue (net of tax expense of $1,237)	-	-	-	-	-	-	(1,945)	(1,945)
Unrealized gains on derivative financial instruments qualifying as cash flow hedges (net of deferred tax expense of $6,297)	-	-	-	-	-	-	9,891	9,891
Comprehensive income					57,993		18,213	76,206
Retirement of preferred stock (6,400 shares)	(64)	-	-	-	-	-	-	(64)
Cash dividends declared on common stock ($.36 per share)	-	-	-	-	(16,845)	-	-	(16,845)
Common stock issued for acquisition (5,691,948 shares)	-	5,692	-	185,649	-	-	-	191,341
Exercise of stock options, net of shares exchanged (150,078 shares)	-	86	-	71	-	1,543	-	1,700
Common stock issued to Dividend Reinvestment Plan and employee benefit plans (134,664 shares)	-	110	-	3,217	-	615	-	3,942
Amortization of stock options and restricted stock	-	-	-	3,580	-	-	-	3,580
Vesting of restricted stock awards (34,277 shares issued, 3,125 shares deferred)	-	30	93	(219)	-	96	-	-
Purchases of treasury stock (2,000,000 shares)	-	-	-	-	-	(46,056)		(46,056)
Deferred compensation plan, net, including dividend equivalents	-	-	1,187	-	-	-	-	1,187
Shares issued from deferred compensation plan (1,550 shares)	-	-	(42)	38	-	4	-	-
Tax benefit from options exercised	-	-	-	162	-	-	-	162
Cash dividends declared on preferred stock ($.60 per share)	-	-	-	-	(18)	-	-	(18)
Balance, December 31, 2007	$258	$48,809	$2,100	$462,881	$347,391	$(43,798)	$14,261	$831,902

See accompanying notes to consolidated financial statements

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Consolidated Statement of Cash Flows

For the Years Ended December 31, 2007, 2006 and 2005

(in thousands)

	2007	2006	2005
Operating activities:
Net income	$57,993	$68,815	$56,742
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation, amortization and accretion	13,946	14,817	15,804
Provision for loan losses	55,600	14,600	12,100
Stock based compensation	3,580	3,107	595
Deferred income tax benefit	(14,228)	(3,510)	(3,064)
Securities (gains) losses, net	(3,182)	643	809
Gain on sale of other assets	(214)	(780)	(715)
Loss on prepayment of borrowings	2,242	636	-
Change in assets and liabilities, net of effects
of business combinations:
Other assets and accrued interest receivable	17,929	(28,532)	(9,851)
Accrued expenses and other liabilities	(35,574)	(5,523)	17,166
Mortgage loans held for sale	7,321	(12,990)	14,759
Net cash provided by operating activities	105,413	51,283	104,345

Investing activities, net of effects of business combinations:
Proceeds from sales of securities available for sale	128,214	128,392	19,392
Proceeds from maturities and calls of securities available for sale	597,215	173,015	237,149
Purchases of securities available for sale	(904,158)	(367,083)	(382,751)
Net increase in loans	(113,206)	(715,140)	(673,473)
Purchase of Bank Owned Life Insurance (BOLI)	(50,000)	-	-
Purchases of premises and equipment	(34,062)	(29,784)	(17,431)
Net cash (paid for) received from business combinations	(4,346)	73,749	-
Proceeds from sales of other real estate	22,483	3,902	3,108
Net cash used in investing activities	(357,860)	(732,949)	(814,006)

Financing activities, net of effects of business combinations:
Net change in deposits	(264,780)	935,064	797,084
Net change in federal funds purchased, repurchase agreements
and other short-term borrowings	567,233	(68,392)	(10,050)
Proceeds from line of credit	42,000	-	-
Retirement of trust preferred securities	(5,000)	-	-
Proceeds from FHLB advances	1,200,000	949,452	1,668,600
Repayments of FHLB advances	(1,182,142)	(1,099,136)	(1,770,700)
Proceeds from issuance of common stock	3,942	5,060	41,641
Proceeds from exercise of stock options	1,700	843	1,825
Retirement of preferred stock	(64)	-	(126)
Purchase of treasury stock	(46,056)	-	-
Cash dividends on common stock	(16,029)	(12,492)	(10,860)
Cash dividends on preferred stock	(18)	(19)	(23)
Net cash provided by financing activities	300,786	710,380	717,391

Net change in cash and cash equivalents	48,339	28,714	7,730

Cash and cash equivalents at beginning of year	171,284	142,570	134,840

Cash and cash equivalents at end of year	$219,623	$171,284	$142,570

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

Organization and Basis of Presentation

At Decmeber 31, 2007, United was a multi-bank holding company whose business was conducted by its wholly-owned bank subsidiaries. United is subject to regulation under the Bank Holding Company Act of 1956. The consolidated financial statements include the accounts of United Community Banks, Inc. and its wholly-owned commercial bank subsidiaries in Georgia and North Carolina (collectively, the “Banks”), and Brintech, Inc., a financial services consulting subsidiary based in Florida. Although effective February 1, 2008, United’s North Carolina banking subsidiary was merged into its Georgia banking subsidiary, the consolidated financial statements and notes thereto reflect the separate banks as they existed on December 31, 2007.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Operating Segments

Operating segments are components of a business about which separate financial information is available and evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assessing performance.  Public companies are required to report certain financial information about operating segments in interim and annual financial statements.  Although United’s operations are divided among 27 community banks, those banks have similar economic characteristics and are therefore aggregated into one operating segment for purposes of segment reporting.  Because United has only one operating segment, segment information is not provided separate from the Consolidated Financial Statements.

Cash and Cash Equivalents

Cash equivalents include amounts due from banks, interest-bearing deposits in banks, and federal funds sold.  Federal funds are generally sold for one-day periods and interest-bearing deposits in banks mature within a period of less than 90 days.

Investment Securities

United classifies its securities in one of three categories: held to maturity, available for sale, or trading. Trading securities are bought and held principally for the purpose of selling them in the near term.  Held to maturity securities are those securities for which United has the ability and intent to hold until maturity. All other securities are classified as available for sale.  At December 31, 2007 and 2006, all securities were classified as available for sale.

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

Mortgage Loans Held for Sale

Mortgage loans held for sale are carried at the lower of aggregate cost or market value. The amount by which cost exceeds market value is accounted for as a valuation allowance. Changes in the valuation allowance are included in the determination of net income for the period in which the change occurs. No market valuation allowances were required at December 31, 2007 or 2006 since loans are pre-sold before they are funded, and those loans not presold have market values that approximated the recorded basis.

Loans and Allowance for Loan Losses

With the exception of purchased loans that are recorded at fair value on the date of acquisition, loans are stated at principal amount outstanding, net of any unearned revenue and net of any deferred loan fees and costs. Interest on loans is primarily calculated by using the simple interest method on daily balances of the principal amount outstanding.

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

A loan is considered impaired when, based on current information and events, it is probable that all amounts due, according to the contractual terms of the loan, will not be collected. Impaired loans are measured based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, or at the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent.  Interest revenue on impaired loans is discontinued when the loans meet the criteria for nonaccrual status described above.

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued

(1)	Summary of Significant Accounting Policies, continued
Loans and Allowance for Loan Losses, continued

Management believes the allowance for loan losses is adequate at December 31, 2007. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review United’s allowance for loan losses. Such agencies may require United to recognize additions or deductions to the allowance based on their judgment and information available to them at the time of their examination.

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

Also in connection with business combinations involving banks and branch locations, United generally records core deposit intangibles representing the value of the acquired core deposit base.  Core deposit intangibles are amortized over the estimated useful life of the deposit base, generally on a straight-line or accelerated basis not exceeding 15 years.  The remaining useful lives of core deposit intangibles are evaluated periodically to determine whether events and circumstances warrant a revision to the remaining period of amortization.

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

Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities.

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement 109 (“FIN 48”), as of January 1, 2007.  A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than 50 percent likely of being realized on examination.  For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.  The adoption had no affect on the Company’s financial statements.

The Company recognizes interest and / or penalties related to income tax matters in income tax expense.

Stock-Based Compensation

Effective January 1, 2006, United adopted the fair value method of recognizing expense for stock based compensation prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment.  United applied the modified prospective approach to adoption in which expense is recognized prospectively for previously granted but unvested options and new option grants.  Under this transition method, periods prior to adoption continue to be reported under the intrinsic value method of expense recognition prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock  Issued  to  Employees,  and  related

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued

(1)	Summary of Significant Accounting Policies, continued
Stock-Based Compensation, continued

interpretations.  Under the intrinsic value method of APB No. 25, compensation expense for employee stock options was not recognized if the exercise price of the option equals or exceeds the fair value of the stock on the date of grant.  The following table illustrates the effect on net income available to common stockholders and earnings per share if United had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based compensation for all reported periods (in thousands, except per share data):

	2007	2006	2005

Net income available to common stockholders:
As reported	$57,975	$68,796	$56,719
Pro forma	57,975	68,796	55,129

Basic earnings per common share:
As reported	1.26	1.70	1.47
Pro forma	1.26	1.70	1.43

Diluted earnings per common share:
As reported	1.24	1.66	1.43
Pro forma	1.24	1.66	1.39

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

By using derivative instruments, United is exposed to credit and market risk.  If the counterparty fails to perform, credit risk is equal to the fair value gain in a derivative.  When the fair value of a derivative contract is positive, this situation generally indicates that the counterparty is obligated to pay United, and, therefore, creates a repayment risk for United.  When the fair value of a derivative contract is negative, United is obligated to pay the counterparty and, therefore, has no repayment risk.  United minimizes the credit risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by United.  From time to time, United may require the counterparties to pledge securities as collateral to cover the net exposure.

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

United recognizes the fair value of derivatives as assets or liabilities in the financial statements. The accounting for the changes in the fair value of a derivative depends on the intended use of the derivative instrument at inception. The change in fair value of instruments used as fair value hedges is accounted for in the net income of the period simultaneous with accounting for the fair value change of the item being hedged. The change in fair value of the effective portion of cash flow hedges is accounted for in other comprehensive income rather than net income. Changes in fair value of derivative instruments that are not intended as a hedge are accounted for in the net income of the period of the change.

As of December 31, 2007, United had prime based interest rate floors that were being accounted as cash flow hedges with a total notional amount of $500 million for the purpose of protecting cash flows from prime based loans in the event that the prime rate should fall.  United also had prime based interest rate swaps with a total notional amount of $680 million that were being accounted for as cash flow hedges of prime based loans for the purpose of converting floating rate assets to a fixed rate.  No hedge ineffectiveness from cash flow hedges was recognized in the statement of income in 2007.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest revenue as interest payments are received on the Company’s prime-based loans.  During 2008, the Company estimates that an additional $9.3 million will be reclassified to interest revenue.

As of December 31, 2007, United had interest rate swap contracts with a total notional amount of $55 million that were being accounted for as fair value hedges of brokered certificates of deposit.  United recognized expense of $5,000 in other operating expense in the 2007 statement of income due to ineffectiveness of these swap contracts.  Although some ineffectiveness was recognized, the fair value hedges remain highly effective.

As of December 31, 2007, United had interest rate swap contracts with a total notional amount of $50 million that were being accounted for as fair value hedges of fixed-rate Federal Home Loan Bank advances.  No ineffectiveness has been recognized on these swap contracts as they are being accounted for using the short-cut method of accounting which allows the fair value adjustment for the hedged item to be equal to the fair value adjustment of the swap if all of the terms of each instrument match.

As of December 31, 2006, United had prime based interest rate floors that were being accounted as cash flow hedges with a total notional amount of $500 million for the purpose of protecting cash flows from prime based loans in the event that the prime rate should fall.  United also had prime based interest rate swaps with a total notional amount of $505 million that were being accounted for as cash flow hedges of prime based loans for the purpose of converting floating rate assets to fixed rate.  No hedge ineffectiveness from cash flow hedges was recognized in the statement of income in 2006.

As of December 31, 2006, United had interest rate swap contracts with a total notional amount of $20 million that were being accounted for as fair value hedges of brokered certificates of deposit.  United recognized expense of $8,000 in other operating expense in the 2006 statement of income due to ineffectiveness of these swap contracts.  Although some ineffectiveness was recognized, the fair value hedges remain highly effective.  All components of each derivative’s gain or loss for 2007 and 2006 are included in the assessment of hedge effectiveness.

At December 31, 2007 and 2006, United recorded in other assets an asset of approximately $28.5 million and $14.6 million, respectively, for the fair value of these instruments.

Reclassifications
Certain 2006 and 2005 amounts have been reclassified to conform to the 2007 presentation.

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
Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  SFAS No. 157 does not require any new fair value measurements, but rather, it provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value.  However, the application of this statement may change how fair value is determined.  The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  The effect is not expected to be material to United’s financial position, results of operations or disclosures.

Fair Value Option

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities.  The statement allows an entity to elect to measure certain financial assets and liabilities at fair value with changes in fair value recognized in the income statement each period.  The statement also requires additional disclosures to identify the effects of an entity’s fair value election on its earnings.  SFAS No. 159 is effective for United beginning January 1, 2008.  United did not elect to apply SFAS No. 159 to any assets or liabilities on the balance sheet at that time.  Thus, the effect is not material to United’s financial position, results of operations, or disclosures.

Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards

In June 2007, the FASB ratified the consensus reached in EITF 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.  EITF 06-11 applies to entities that have share-based payment arrangements that entitle employees to receive dividends or dividend equivalents on equity-classified nonvested shares when those dividends or dividend equivalents are charged to retained earnings and result in an income tax deduction.  Entities that have share-based payment arrangements that fall within the scope of EITF 06-11 will be required to increase capital surplus for any realized income tax benefit associated with dividends or dividend equivalents paid to employees for equity-classified nonvested equity awards.  Any increase recorded to capital surplus is required to be included in an entity’s pool of excess tax benefits that are available to absorb potential future tax deficiencies on share-based payment awards.  The effect of adoption is not expected to have a material effect on United’s financial condition, results of operations, or liquidity.

Business Combinations

In December 2007, the FASB issued SFAS 141(R), Business Combinations. SFAS 141(R) will significantly change how entities apply the acquisition method to business combinations. The most significant changes affecting how the Corporation will account for business combinations under this Statement include: the acquisition date will be date the acquirer obtains control; all (and only) identifiable assets acquired, liabilities assumed, and noncontrolling interests in the acquiree will be stated at fair value on the acquisition date; assets or liabilities arising from noncontractual contingencies will be measured at their acquisition date fair value only if it is more likely than not that they meet the definition of an asset or liability on the acquisition date; adjustments subsequently made to the provisional amounts recorded on the acquisition date will be made retroactively during a measurement period not to exceed one year; acquisition-related restructuring costs that do not meet the criteria in SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, will be expensed as incurred; transaction costs will be expensed as incurred; reversals of deferred income tax valuation allowances and income tax contingencies will be recognized in earnings subsequent to the measurement period; and the allowance for loan losses of an acquiree will not be permitted to be recognized by the acquirer. Additionally, SFAS 141(R) will require new and modified disclosures surrounding subsequent changes to acquisition-related contingencies, contingent consideration, noncontrolling interests, acquisition-related transaction costs, fair values and cash flows not expected to be collected for acquired loans, and an enhanced goodwill rollforward.

The Company will be required to apply SFAS No. 141(R) prospectively to all business combinations completed after January 1, 2009.  Management is currently evaluating the effect the statement will have on financial condition, results of operations, and liquidity.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued

(3)	Mergers and Acquisitions

On June 1, 2007, United acquired 100 percent of the outstanding common shares of Gwinnett Commercial Group, Inc. (“Gwinnett”), a community bank holding company headquartered in Lawrenceville, Georgia.  Gwinnett’s results of operations are included in consolidated financial results from the acquisition date.  Gwinnett was the parent company of First Bank of the South, a community bank with five full service banking offices serving the north metro Atlanta counties of Gwinnett, DeKalb, and north Fulton and a commercial loan office in Walton County.  United has continued to expand its presence in metropolitan Atlanta and the acquisition of Gwinnett accomplishes a long-standing strategic goal of encircling metro Atlanta.  The aggregate purchase price was approximately $222.9 million, including 5,691,948 shares of United’s common stock and $31.5 million in cash that was exchanged for all of the outstanding common shares and options to purchase common shares of Gwinnett.  The value of the common stock issued of $33.62 per share was determined based on the average of the closing market price of United’s common shares over the period beginning two days before and ending two days after the terms of the acquisition were agreed to and announced.

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

Core deposit intangibles related to the acquisitions are being amortized over a period of 10 years.  Goodwill resulting from the acquisitions of Gwinnett in 2007 and Southern in 2006 will not be amortized nor deductible for tax purposes.  Goodwill resulting from the North Carolina branch acquisitions will not be amortized but will be deductible for tax purposes.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of the acquisition in 2007 (in thousands):

Gwinnett
Commercial
Group
Assets Acquired:
Cash and cash equivalents	$16,472
Federal funds sold	36,655
Investment securities	48,157
Loans, net	526,629
Premises and equipment	16,690
Core deposit intangible	6,874
Goodwill	154,504
Other assets	3,170
Total assets acquired	809,151

Liabilities Assumed:
Deposits	567,845
Other borrowed funds	10,000
Other liabilities	17,648
Total liabilities assumed	595,493
Net assets acquired	$213,658

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued

(3)	Mergers and Acquisitions, continued
A reconciliation of the accrued merger costs is presented below (in thousands):

2007	Beginning Balance	Purchase Adjustments	Amounts Charged to Earnings	Amounts Paid	Ending Balance
Severance and related costs	$577	$2,348	$71	$(515)	$2,481
Professional fees	47	705	-	(748)	4
Contract termination costs	804	(785)	-	(19)	-

Totals	$1,428	$2,268	$71	$(1,282)	$2,485

2006

Severance and related costs	$336	$266	$-	$(25)	$577
Professional fees	81	32	-	(66)	47
Contract termination costs	816	-	-	(12)	804
Other merger-related expenses	85	-	-	(85)	-

Totals	$1,318	$298	$-	$(188)	$1,428

2005

Severance and related costs	$764	$-	$-	$(428)	$336
Professional fees	754	(29)	-	(644)	81
Contract termination costs	3,854	(594)	-	(2,444)	816
Other merger-related expenses	247	78	-	(240)	85

Totals	$5,619	$(545)	$-	$(3,756)	$1,318

At December 31, 2007, accrued merger costs of $2.5 million remained unpaid relating to acquisitions.  In January of 2008, $2.0 million of the severance and related costs were paid, leaving a balance of $525,000 which is primarily comprised of change in control payments that had been deferred.  At December 31, 2006, $804,000 in contract termination costs remained unpaid primarily relating to one contract termination charge that is in dispute.  The dispute was settled in United’s favor, resulting in a decrease in goodwill.

The financial information below presents the pro forma earnings of United assuming that the results of operations of Gwinnett and Southern were included in consolidated earnings for the full years of 2007, 2006 and 2005.

	2007	2006	2005
Total revenue	$290,901	$313,191	$260,585
Net income	62,251	84,633	67,126

Diluted earnings per common share	1.27	1.72	1.41

(4)	Cash Flows

United paid approximately $276 million, $200 million and $123 million in interest on deposits and other borrowings during 2007, 2006 and 2005, respectively.  In connection with United’s 2007 acquisition of Gwinnett, assets having a fair value of approximately $809 million were acquired and liabilities totaling approximately $595 million were assumed.  In connection with United’s 2006 acquisitions of Southern and two branches in western North Carolina, assets having a fair value of approximately $428 million were acquired and liabilities totaling approximately $387 million were assumed.

During 2007, 2006 and 2005, loans having a carrying value of $62.7 million, $8.3 million and $9.5 million, respectively, were transferred to other real estate.  Also, during 2007, 2006 and 2005, United financed the sale of other real estate properties with loans totaling $8.3 million, $2.3 million and 5.1 million, respectively.  Loans made by United to finance the sale of other real estate were made on terms substantially the same as other loans made by United.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued

(5)	Securities Available for Sale
The cost basis, unrealized gains and losses, and fair value of securities available for sale at December 31, 2007 and 2006 are listed below (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
As of December 31, 2007	Cost	Gains	Losses	Value

U.S. Government agencies	$292,912	$2,270	$22	$295,160
State and political subdivisions	40,651	708	45	41,314
Mortgage-backed securities	1,013,228	6,035	4,220	1,015,043
Other	5,405	12	88	5,329

Total	$1,352,196	$9,025	$4,375	$1,356,846

As of December 31, 2006

U.S. Government agencies	$467,983	$598	$2,093	$466,488
State and political subdivisions	47,542	793	132	48,203
Mortgage-backed securities	593,702	1,266	8,995	585,973
Other	6,488	1	-	6,489

Total	$1,115,715	$2,658	$11,220	$1,107,153

At December 31, 2007 and 2006, securities with a carrying value of $1.3 billion and $981 million, respectively, were pledged to secure public deposits and FHLB advances.

The amortized cost and fair value of the investment securities at December 31, 2007, by contractual maturity, are presented in the following table (in thousands). Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value

U.S. Government agencies:
Within 1 year	$24,301	$24,288
1 to 5 years	55,797	56,020
5 to 10 years	212,814	214,852
	292,912	295,160

State and political subdivisions:
Within 1 year	5,995	6,006
1 to 5 years	20,218	20,613
5 to 10 years	9,166	9,345
More than 10 years	5,272	5,350
	40,651	41,314

Other:
1 to 5 years	525	527
5 to 10 years	1,460	1,373
More than 10 years	3,420	3,429
	5,405	5,329

Total securities other than mortgage-backed securities:
Within 1 year	30,296	30,294
1 to 5 years	76,540	77,160
5 to 10 years	223,440	225,570
More than 10 years	8,692	8,779

Mortgage-backed securities	1,013,228	1,015,043

	$1,352,196	$1,356,846

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued

(5)	Securities Available for Sale, continued
The following summarizes securities in an unrealized loss position as of December 31, 2007 and 2006 (in thousands)

	Less than 12 Months		12 Months or More		Total
As of December 31, 2007	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Government agencies	$-	$-	$9,978	$22	$9,978	$22
State and political subdivisions	-	-	3,547	45	3,547	45
Mortgage-backed securities	32,513	172	339,550	4,048	372,063	4,220
Other	373	88	-	-	373	88
Total unrealized loss position	$32,886	$260	$353,075	$4,115	$385,961	$4,375

As of December 31, 2006

U.S. Government agencies	$79,510	$132	$197,888	$1,961	$277,398	$2,093
State and political subdivisions	2,721	8	7,636	124	10,357	132
Mortgage-backed securities	73,789	250	412,855	8,745	486,644	8,995
Total unrealized loss position	$156,020	$390	$618,379	$10,830	$774,399	$11,220

During 2005, United recognized a loss of $500,000 on FHLMC preferred securities which was included in other investments.  These losses were considered to be “other-than-temporary impairment”.  The securities were sold in 2006 with an additional loss of $13,000.  Management believes that there were no unrealized losses as of December 31, 2007 and 2006 that represent an other-than-temporary impairment.  Unrealized losses at December 31, 2007 and 2006 were primarily attributable to changes in interest rates, and United has both the intent and ability to hold the securities for a time necessary to recover the amortized cost.

The following summarizes securities sales activities for the years ended December 31, 2007, 2006 and 2005 (in thousands):

	2007	2006	2005

Proceeds from sales	$128,214	$128,392	$19,392

Gross gains on sales	$3,511	$375	$-
Gross losses on sales	329	1,018	809

Net gains (losses) on sales of securities	$3,182	$(643)	$(809)

Income tax expense (benefit) attributable to sales	$1,238	$(250)	$(315)

(6)	Loans and Allowance for Loan Losses
Major classifications of loans at December 31, 2007 and 2006, are summarized as follows (in thousands):

	2007	2006

Commercial (secured by real estate)	$1,475,930	$1,229,910
Commercial (commercial and industrial)	417,715	295,698
Commercial construction	527,123	469,432
Total commercial	2,420,768	1,995,040
Residential construction	1,829,506	1,864,153
Residential mortgage	1,501,916	1,337,728
Installment	177,073	179,617

Total loans	5,929,263	5,376,538

Less - allowance for loan losses	89,423	66,566

Loans, net	$5,839,840	$5,309,972

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued

(6)	Loans and Allowance for Loan Losses, continued

The Bank grants loans and extensions of credit to individuals and a variety of firms and corporations located primarily in counties in north Georgia, metropolitan Atlanta, coastal Georgia, western North Carolina and east Tennessee. Although the Bank has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by improved and unimproved real estate and is dependent upon the real estate market.

United had $78.4 million in loans classified as impaired at December 31, 2007.  Of that amount, $61.1 million had specific reserves of $13.5 million allocated and the remaining $17.3 million did not require specific reserves.  At December 31, 2006, United had $5.9 million of loans classified as impaired for which specific reserves of $994,000 had been allocated.  United’s policy is to discontinue recognition of interest revenue for loans classified as impaired when those loans meet the criteria for nonaccrual status.  The average investment in impaired loans for 2007 was $51.3 million.  Interest income recognized on impaired loans in 2007 was $3.7 million.

Changes in the allowance for loan losses are summarized as follows (in thousands):

	2007	2006	2005

Balance at beginning of year	$66,566	$53,595	$47,196
Provision for loan losses	55,600	14,600	12,100
Charge-offs	(41,694)	(7,623)	(7,214)
Recoveries	1,860	2,099	1,513
Allowance acquired through acquisitions	7,091	3,895	-

Balance at end of year	$89,423	$66,566	$53,595

In the ordinary course of business, the Bank grants loans to executive officers, certain key employees, and directors of the holding company and the Bank, including their immediate families and companies with which they are associated.  Management believes that such loans are made substantially on the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other customers.  The following is a summary of such loans outstanding and the activity in these loans for the year ended December 31, 2007 (in thousands):

Balances at December 31, 2006	$36,186
New loans	56,643
Repayments	(8,976)
Renewals	(27,930)
Adjustment for changes in executive officers and directors	(1,466)

Balances at December 31, 2007	$54,457

At December 31, 2007, loans with a carrying value of $1.7 billion were pledged as collateral to secure FHLB advances and other contingent funding sources.

(7)	Premises and Equipment
Premises and equipment at December 31, 2007 and 2006 are summarized as follows, (in thousands):

	2007	2006

Land and land improvements	$75,776	$53,692
Buildings and improvements	89,570	72,271
Furniture and equipment	71,174	62,235
Construction in progress	10,745	9,177

	247,265	197,375

Less - accumulated depreciation	67,177	57,659

Premises and equipment, net	$180,088	$139,716

Depreciation expense was approximately $10.6 million, $9.9 million and $8.9 million for 2007, 2006 and 2005, respectively.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued

(8)	Goodwill and Other Intangible Assets
A summary of changes in goodwill for the years ended December 31, 2007 and 2006, (in thousands):

	2007	2006

Beginning balance	$151,974	$104,001
Goodwill acquired	154,504	47,973
Purchase adjustments	(392)	-

Ending balance	$306,086	$151,974

United has finite-lived intangible assets capitalized on its balance sheet in the form of core deposit intangibles.  These intangible assets are amortized over their estimated useful lives of no more than 15 years.

A summary of core deposit intangible assets as of December 31, 2007 and 2006, (in thousands):

	2007	2006

Gross carrying amount	$31,152	$24,278
Less - accumulated amortization	11,933	9,194

Net carrying amount	$19,219	$15,084

Amortization expense on finite-lived intangible assets was $2,739,000 in 2007, $2,032,000 for 2006 and $2,012,000 for 2005.  Amortization expense for each of the years 2008 through 2012 is estimated below (in thousands):

2008	$3,010
2009	2,955
2010	2,891
2011	2,779
2012	2,708

(9)	Deposits
At December 31, 2007, the contractual maturities of time deposits are summarized as follows (in thousands):

Maturing In:

2008	$2,723,982
2009	295,038
2010	135,010
2011	57,947
2012	33,829
thereafter	15,077

$3,260,883

At December 31, 2007, United held $323 million in certificates of deposit obtained through the efforts of third party brokers.  At December 31, 2006, United had $326 million of such certificates of deposit.  The daily average balance of these brokered deposits totaled $337 million and $334 million in 2007 and 2006, respectively.  The weighted average rates paid during 2007 and 2006 were 4.92% and 4.29%, respectively, and the weighted average rate as of December 31, 2007 was 4.79%.  These deposits generally have maturity dates ranging from 1 week to 5 years.

At December 31, 2007 and 2006, $1,765,000 and $3,356,000 in overdrawn deposit accounts were reclassified as loans.  No specific allowance for loan losses was deemed necessary for these accounts at December 31, 2007 and 2006.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued

(10)	Federal Home Loan Bank Advances

At December 31, 2007, the Banks had advances totaling $520 million from the FHLB of which $111 million are fixed rate advances and the remaining $409 million are variable.  At December 31, 2006, the Banks had advances totaling $489 million.  Interest payments and principal payments are due at various maturity dates and interest rates range from 2.85% to 5.82% at December 31, 2007.  At December 31, 2007, the weighted average interest rate on FHLB advances was 4.49%.  The FHLB advances are collateralized by commercial (secured by real estate) and residential mortgage loans, investment securities and FHLB stock.

At December 31, 2007, the maturities and current rates of outstanding advances were as follows (in thousands):

	Amount
Maturing In:	Maturing	Current Rate Range

2008	$234,012	3.47%	-	5.51%
2009	155,645	3.26%	-	5.82%
2010	50,000	4.69%	-	4.69%
2011	-
2012	50,000	4.05%	-	4.39%
thereafter	30,125	2.85%	-	4.49%

	$519,782

Timing of principal payments may differ from the maturity schedule shown above as some advances include call options that allow the FHLB to require repayment prior to the maturity date.

(11)	Short-term Borrowings

United uses a number of sources of short-term borrowings to meet its liquidity needs including federal funds purchased, repurchase agreements, commercial paper and holding company lines of credit.  The table below shows the amounts of short-term borrowings outstanding by type at December 31, 2007 and 2006 (in thousands).

	2007	2006

Federal funds purchased	$343,834	$65,884
Repurchase agreements	102,628	-
Lines of credit	42,000	-
Term Investment Option	150,000	-

Total short-term borrowings	$638,462	$65,884

Lines of Credit

United maintains a line of credit agreement with a financial institution to borrow up to $30 million with an interest rate indexed to the prime rate.  The agreement is renewable each year.  United has pledged the stock of its North Carolina bank subsidiary as collateral securing any amounts outstanding on the line of credit.  There were no borrowings outstanding under this agreement as of December 31, 2007 or 2006.

At December 31, 2007 and 2006, United maintained a line of credit agreement with a financial institution to borrow up to $45 million with interest indexed to LIBOR, adjusted monthly.  United had pledged the common stock of its Georgia bank subsidiary as collateral securing any amounts outstanding on the line of credit.  At December 31, 2007, there was $42 million outstanding on this line of credit.  There were no borrowings outstanding under this agreement as of December 31, 2006.  In January 2008, the balance was repaid and the line of credit was terminated.  Simultaneously, United entered into a line of credit agreement with another financial institution to borrow up to $50 million with interest indexed to LIBOR, adjusted monthly.  United had pledged the common stock of its Georgia bank subsidiary as collateral securing any amounts outstanding on the line of credit.

Term Investment Option

United periodically obtains funds from the Federal Reserve through its Term Investment Option (TIO) program.  The funds are obtained through a bid process through the Federal Reserve’s treasury department.  United’s TIO funds are collateralized by commercial loans with maturities ranging from overnight to two weeks.  Interest on TIO funds is comparable to the targeted federal funds rate.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued

(12)	Long-term Debt
Long-term debt at December 31, 2007 and 2006 consisted of the following (in thousands):

	2007	2006	Issue Date	Stated Maturity Date	Earliest Call Date	Interest Rate

2002 subordinated debentures	$31,500	$31,500	2002	2012	2012	6.750%
2003 subordinated debentures	35,000	35,000	2003	2015	2010	6.250
Total subordinated debentures	66,500	66,500
United Community Statutory Trust I	5,155	5,155	2000	2030	2010	10.600
United Community Capital Trust II	10,309	10,309	2000	2030	2010	11.295
United Community Capital Trust	21,650	21,650	1998	2028	2008	8.125
Fairbanco Capital Trust I	-	5,155	2002	2032	2007	LIBOR + 3.65
Southern Bancorp Capital Trust I	4,382	4,382	2004	2034	2009	Prime + 1.00
Total trust preferred securities	41,496	46,651
Total long-term debt	$107,996	$113,151

Interest is paid semiannually for all subordinated debentures and trust preferred securities.

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

United is required to report on the face of the statement of income, earnings per common share with and without the dilutive effects of potential common stock issuances from instruments such as options, convertible securities and warrants. Basic earnings per common share is based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per common share.  During 2007, 2006 and 2005, United paid dividends to Series A preferred stockholders totaling $18,000, $19,000 and $23,000, respectively.

The following table sets forth the computation of basic and diluted earnings per common share for the years ended December 31, 2007, 2006 and 2005 (in thousands, except per share data):

	2007	2006	2005

Net income available to common stockholders	$57,975	$68,796	$56,719
Effects of convertible debentures	-	160	130

Diluted net earnings	$57,975	$68,956	$56,849

Earnings per common share:
Basic	$1.26	$1.70	$1.47
Diluted	1.24	1.66	1.43

Weighted average common shares:
Basic	45,893	40,393	38,477

Effect of dilutive securities:
Stock options	645	804	872
Convertible debentures	-	358	372
Common stock issuable under deferred compensation plan	55	20	-

Diluted	46,593	41,575	39,721

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued

(14)	Income Taxes
Income tax expense (benefit) for the years ended December 31, 2007, 2006 and 2005 is as follows (in thousands):

	2007	2006	2005

Current	$45,827	$43,132	$34,725
Deferred	(14,228)	(3,510)	(3,064)

Total income tax expense	$31,599	$39,622	$31,661

The differences between the provision for income taxes and the amount computed by applying the statutory federal income tax rate (of 35%) to income before income taxes are as follows (in thousands):

	2007	2006	2005

Pretax earnings at statutory rates	$31,357	$37,953	$30,941
Add (deduct):
State taxes, net of federal benefit	696	2,470	2,027
Bank owned life insurance earnings	(1,001)	(265)	(244)
Adjustment to reserve for uncertain tax positions	1,684	-	-
Tax-exempt interest revenue	(986)	(980)	(848)
Nondeductible interest expense	159	148	95
Tax credits	(482)	(373)	(335)
Incentive stock option expense	315	457	-
Other	(143)	212	25

	$31,599	$39,622	$31,661

The following summarizes the sources and expected tax consequences of future taxable deductions (revenue) which comprise the net deferred tax asset at December 31, 2007 and 2006, which is included in other assets (in thousands):

	2007	2006
Deferred tax assets:
Allowances for loan losses	$41,306	$25,785
Deferred compensation	4,714	2,819
Nonqualified share based compensation	1,325	624
Interest on nonperforming loans	1,013	335
Accrued expenses	986	621
Reserve for losses on foreclosed properties	876	332
Unrealized losses on securities available for sale	-	3,149

Total deferred tax assets	50,220	33,665

Deferred tax liabilities:
Acquired intangible assets	6,685	5,030
Premises and equipment	5,552	2,974
Loan origination costs	2,369	-
Unrealized gains on cash flow hedges	7,255	958
Unrealized gains on securities available for sale	1,777	-
Other	633	719

Total deferred tax liabilities	24,271	9,681

Net deferred tax asset	$25,949	$23,984

During 2007, 2006 and 2005, United made income tax payments of approximately $50.4 million, $53.5 million and $22.7 million, respectively.

At December 31, 2007, United had state tax loss carryforwards of approximately $880,000 that begin to expire in 2020, if not previously utilized.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued

(14)	Income Taxes, continued
United adopted FIN 48 on January 1, 2007. The adoption of FIN 48 had no affect on United’s financial statements.

The amount of unrecognized tax benefits as of January 1, 2007 and December 31, 2007 are $2.4 million and $4.7 million, respectively.

A reconciliation of the beginning and ending unrecognized tax benefit is as follows (in thousands):

Balance at January 1, 2007	$2,361
Additions based on tax positions related to prior years	1,089
Decreases based on tax positions related to prior years	(84)
Additions based on tax positions related to the current year	1,363

Balance at December 31, 2007	$4,729

Approximately $3.1 million of this amount would increase income from continuing operations, and thus affect United’s effective tax rate, if ultimately recognized into income.

It is the United’s policy to recognize interest and penalties accrued relative to unrecognized tax benefits in their respective federal or state income taxes accounts.  The total amount of interest and penalties recorded in the income statement for the year ended December 31, 2007 was $207,000, and the amount accrued for interest and penalties at December 31, 2007 was $610,000.

United is currently under examination by certain taxing authorities.  Based on the outcome of these examinations, or as a result of the expiration of statute of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized tax benefits for tax positions taken regarding previously filed tax returns will materially change from those recorded as liabilities for uncertain tax positions in the financial statements.  United anticipates that these audits may be finalized in the next 12 months.  However, based on the status of these examinations and the protocol of finalizing audits by the relevant tax authorities, which could include formal legal proceedings, at this time it is not possible to estimate the effect of such changes, if any, to previously recorded uncertain tax positions.

United and its subsidiaries file a consolidated U.S. federal income tax return, as well as filing various returns in the states where its banking offices are located.  United’s Georgia and North Carolina-filed state income tax returns are no longer subject to examination by taxing authorities for years before 2003.  The federal and remaining state filed income tax returns are no longer subject to examination by taxing authorities for years before 2004.

(15)	Employee Benefit Plans

United offers a defined contribution 401(k) and Profit Sharing Plan (“Plan”) that covers substantially all employees meeting certain minimum service requirements.  The Plan allows employees to make pre-tax contributions to the Plan and United matches these employee contributions dollar-for-dollar up to 5% of eligible compensation, subject to Plan and regulatory limits.  United also makes discretionary profit sharing contributions of up to 3.5% of eligible compensation based on earnings performance.  Employees begin to receive matching contributions after completing one year of service and benefits vest after three years of service.  United’s Plan is administered in accordance with applicable laws and regulations.  Compensation expense related to the Plan totaled $3.3 million, $5.0 million and $4.2 million in 2007, 2006 and 2005, respectively.  The Plan allows employees to choose to invest among a number of investment options, including United’s common stock.  During 2007, 2006 and 2005, the Plan purchased 71,577, 111,485 and 24,857 shares, respectively, directly from United at the average of the high and low stock price on the date of purchase.

United provides defined post-retirement benefits to certain executive officers and other key employees.  Expenses incurred for these post-retirement benefits were approximately $860,000, $818,000 and $1.0 million for 2007, 2006 and 2005, respectively.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued

(15)	Employee Benefit Plans, continued

United sponsors a non-qualified deferred compensation plan for its executive officers, certain other key employees and members of its, and its community banks’ Boards of Directors. The deferred compensation plan provides for the pre-tax deferral of compensation, fees and other specified benefits.  The deferred compensation plan permits each participant to elect to defer a portion of his or her base salary or bonus and permits each director participant to elect to defer all or a portion of his or her director’s fees. Further, the deferred compensation plan allows for additional contributions by an employee, with matching contributions by United, for amounts that exceed the allowable amounts under the tax-qualified 401(k) plan.  During 2007, 2006 and 2005, United recognized $147,000, $204,000 and $151,000, respectively, in matching contributions for this provision of the deferred compensation plan.  The Board of Directors may elect to make a discretionary contribution to any or all participants.

(16)	Regulatory Matters
Capital Requirements

United and the Banks are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary action by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, United and the Banks must meet specific capital guidelines that involve quantitative measures of the Banks’ assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.  The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures (as defined) established by regulation to ensure capital adequacy require United and the Banks to maintain minimum amounts and ratios of Total capital and Tier I capital to risk-weighted assets, and of Tier I capital to average assets.

As of December 31, 2007 and 2006, the Banks were categorized as well-capitalized under the regulatory framework for prompt corrective action.  To be categorized as well-capitalized, the Banks must exceed the well-capitalized guideline ratios, as set forth in the table, and meet certain other requirements.  Management believes that the Banks exceed all well-capitalized requirements, and there have been no conditions or events since year-end that would change the status of well-capitalized.  The regulatory designation of “well-capitalized” under prompt corrective action regulations is not applicable to United (a bank holding company).  However, Regulation Y defines “well-capitalized” for a bank holding company for the purpose of determining eligibility for a streamlined review process for acquisition proposals.  For such purposes, “well-capitalized” requires United to maintain a minimum Tier I risk-based capital ratio of 6% and a minimum Total risk-based capital ratio of 10%.

Minimum amounts required for capital adequacy purposes and to be well-capitalized under prompt corrective action provisions are presented below for United and its significant subsidiaries (dollars in thousands).

	Regulatory			United				North
	Guidelines			(consolidated)		Georgia		Carolina

		Well
	Minimum	Capitalized		2007	2006	2007	2006	2007	2006

Risk-based ratios:
Tier I capital	4.0%	6.0%	%	8.6%	9.0%	9.0%	8.4%	9.0%	9.9%
Total capital	8.0	10.0		11.0	11.3	11.5	10.9	11.1	12.0
Leverage ratio	3.0	5.0		6.8	7.7	7.1	7.3	6.8	7.4

Tier I capital				$539,184	$505,335	$487,988	$403,076	$77,740	$79,962
Total capital				683,919	638,401	620,653	525,659	95,505	96,945

Cash, Dividend, Loan and Other Restrictions

At December 31, 2007 and 2006, the Banks were required by the Federal Reserve Bank to maintain reserve cash balances of $74 million and $54 million, respectively.  Federal and state banking regulations place certain restrictions on dividends paid by the Banks to United.  At December 31, 2007, the Banks had approximately $102 million of retained earnings available for distribution to United in the form of dividends without requesting regulatory approval.  Effective February 1, 2008, United merged its North Carolina bank into its Georgia bank.  Prior to the merger, the North Carolina bank paid a $50 million dividend to United.  Immediately following the merger, the combined bank had approximately $28 million available to pay dividends without regulatory approval.

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

United and the Bank are parties to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of their customers. These financial instruments include commitments to extend credit and letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The contract amounts of these instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.

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

The following table summarizes, as of December 31, 2007 and 2006, the contract amount of off-balance sheet instruments (in thousands):

	2007	2006

Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$917,113	$1,014,267
Commercial letters of credit	28,324	23,534

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being drawn on, the total commitment amounts do not necessarily represent future cash requirements. United evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, upon extension of credit is based on management’s credit evaluation. Collateral held varies, but may include unimproved and improved real estate, certificates of deposit, personal property or other acceptable collateral.

Commercial letters of credit are issued to facilitate commerce and typically result in the commitment being drawn on when the underlying transaction is consummated between the customer and the third party.  Those guarantees are primarily issued to local businesses. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds real estate, certificates of deposit, and other acceptable collateral as security supporting those commitments for which collateral is deemed necessary. The extent of collateral held for those commitments varies.

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

United may issue preferred stock in one or more series, up to a maximum of 10,000,000 shares. Each series shall include the number of shares issued, preferences, special rights and limitations as determined by the Board of Directors. At December 31, 2007 and 2006, there were 25,800 and 32,200 preferred shares, respectively, issued and outstanding, which were issued as Series A non-cumulative preferred stock.  The dividend rate of the preferred stock is 6% per annum, provided a dividend has been declared for the common shares.  The holders of the preferred stock maintain a liquidation preference to the common stockholder.  The preferred stock has no voting rights and United may redeem the preferred stock for an amount equal to the stated value plus the accrued dividend.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued

(19)	Shareholders’ Equity

United’s Board of Directors has authorized the repurchase of United’s outstanding common stock for general corporate purposes. During 2007, United purchased 2,000,000 shares at an average price of $23.03.  At December 31, 2007, 1,000,000 shares remain available to be repurchased under the current authorization of 3,000,000 shares through December 31, 2008.

In 2005, United issued 1,552,500 shares of common stock in a public offering.  The new shares were issued at a price of $27.75 per share.  The total net proceeds from the offering were $40.5 million, net of $2.6 million in issuance costs, and the proceeds were used to support growth opportunities and for general corporate purposes.  Also in 2005, United formed a Dividend Reinvestment and Stock Purchase Plan that allows participants who already own United’s common stock to purchase additional shares directly from the company.  The Plan also allows participants to automatically reinvest their quarterly dividends in additional shares of common stock without a commission.  During 2007, 2006 and 2005, 40,419, 43,565 and 15,852 shares, respectively, were issued in connection with the Dividend Reinvestment and Stock Purchase Plan.

In 2005, United began offering its common stock as an investment option in its deferred compensation plan.  The common stock component is accounted for as an equity instrument and is reflected in the consolidated balance sheet as common stock issuable.  The deferred compensation plan does not allow for diversification once an election is made to invest in Company stock and settlement must be accomplished in shares at the time the deferral period is completed.  At December 31, 2007 and 2006, United had 73,250 and 29,821 shares, respectively, of its common stock that was issuable under the deferred compensation plan.

In 2007, the shareholders approved the Amended and Restated 2000 Key Employee Stock Option Plan (“2000 Plan”). Under the terms of the 2000 Plan, awards of 2,500,000 options, restricted stock awards, stock awards, performance share awards or stock appreciation rights could be granted for shares of United’s common stock.  Options granted under the 2000 Plan can have an exercise price no less than the fair market value at the date of grant.  The general terms of the 2000 Plan include a vesting period (usually four years) with an exercisable period not to exceed ten years.  Certain option and restricted stock grants provide for accelerated vesting if there is a change in control of the Company or certain other conditions are met (as defined in the plan).  As of December 31, 2007, approximately 1,924,000 awards could be granted under the 2000 Plan.

Certain acquired companies had stock option plans for their key employees with provisions similar to United’s plan.  Options under acquired plans were converted at the exchange ratio effective for common shares.  No options are available for grant under any of the acquired plans.

Restricted stock and options outstanding and activity for the years ended December 31, 2007, 2006 and 2005 consisted of the following:

	Restricted Stock		Options
		Weighted		Weighted	Weighted
		Average		Average	Average	Aggregate
		Grant Date		Exercise	Remaining	Intrinsic
	Shares	Fair Value	Shares	Price	Term (Yrs.)	Value (000's)
December 31, 2004	20,300	$24.66	2,118,666	$14.28
Granted	55,024	22.82	442,950	22.76
Exercised	(4,812)	24.70	(306,888)	10.81
Cancelled	-	-	(34,388)	20.51
December 31, 2005	70,512	23.22	2,220,340	16.36
Granted	35,125	29.11	491,900	29.00
Exercised	(26,447)	23.08	(138,017)	10.08
Cancelled	(750)	29.50	(24,400)	24.78
December 31, 2006	78,440	25.85	2,549,823	19.05
Granted	48,400	30.96	605,700	30.56
Exercised	(37,402)	24.34	(150,078)	11.33
Cancelled	(5,025)	29.07	(92,888)	27.41
December 31, 2007	84,413	$29.26	2,912,557	$21.57	6.26	$2,973

Exerciseable at December 31, 2007			1,731,440	$16.90	4.69	$2,973

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued

(19)	Shareholders’ Equity, continued
The following is a summary of stock options outstanding at December 31, 2007:

Options Outstanding				Options Exercisable
		Weighted	Average		Weighted
Shares	Range	Average Price	Remaining Life	Shares	Average Price

283,576	$5.00 - 12.50	$10.51	3.1 years	283,576	$10.51
517,995	12.51 - 15.00	12.96	3.1 years	517,995	12.96
393,786	15.01 - 17.50	16.43	5.0 years	390,786	16.42
273,825	17.51 - 22.50	22.00	7.1 years	147,950	21.75
393,350	22.51 - 25.00	23.63	6.6 years	260,911	23.71
456,625	25.01 - 30.00	28.73	8.2 years	125,097	28.64
593,400	30.01 - 33.50	30.73	9.3 years	5,125	31.53

2,912,557	5.00 - 33.50	21.57	6.3 years	1,731,440	16.90

The weighted average fair value of options granted in 2007, 2006 and 2005 was $8.25, $8.68 and $5.74, respectively.  The fair value of each option granted was estimated on the date of grant using the Black-Scholes model.  The key assumptions used to determine the fair value of options are presented in the table below:

	2007	2006	2005

Expected volatility	20%	22%	20%
Expected dividend yield	1.1% to 2.1%	1.0% to 1.2%	1.0% to 1.3%
Expected life (in years)	6.25 to 6.50	6.25	6.25
Risk free rate	3.9% to 4.9%	4.3% to 5.2%	3.8% to 4.5%

United’s stock trading history began in March of 2002 when United listed on the Nasdaq Global Select Market.  For 2007, 2006 and 2005, expected volatility was determined using United’s historical monthly volatility over the period beginning in March of 2002 through the end of the last completed year.  Compensation expense relating to options of $2.1 million and $1.9 million, respectively, net of deferred tax benefit of $713,000 and $377,000, respectively, was included in earnings in 2007 and 2006.  In 2005, compensation expense relating to options of $1.6 million net of deferred tax benefit of $150,000 was not included in earnings but has been included in the pro forma results provided in Note 1 to the consolidated financial statements for comparative purposes.  The amount of compensation expense for all periods was determined based on the fair value of options at the time of grant, multiplied by the number of options granted that were expected to vest, which was then amortized, net of any applicable tax benefit, over the vesting period.  The forfeiture rate for options is estimated to be approximately 3% per year.  The total intrinsic value of options exercised during 2007, 2006 and 2005, was $2.4 million, $2.8 million and $4.9 million, respectively.

Compensation expense for restricted stock is based on the fair value of restricted stock awards at the time of grant, which is equal to the value of United’s common stock on the date of grant.  The value of restricted stock grants that are expected to vest is amortized into expense over the vesting period.  Compensation expense recognized in the consolidated statement of income for restricted stock in 2007, 2006 and 2005 was $757,000, $831,000, and $595,000, respectively.  The total intrinsic value of restricted stock at December 31, 2007 was $1.3 million.

As of December 31, 2007, there was $8.7 million of unrecognized compensation cost related to nonvested stock options and restricted stock granted under the 2000 Plan.  The cost is expected to be recognized over a weighted-average period of 1.5 years.  The aggregate grant date fair value of options and restricted stock that vested during 2007 was $3.4 million.

The table below shows the components of accumulated other comprehensive income at December 31, 2007 and 2006 (in thousands):

	2007	2006

Unrealized gains (losses) on securities available for sale, net of tax	$2,865	$(5,457)
Unrealized gains on derivative financial instruments
qualifying as cash flow hedges, net of tax	11,396	1,505
Accumulated other comprehensive loss	$14,261	$(3,952)

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued

(20)	Fair Value of Financial Instruments
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

The short maturity of United’s assets and liabilities results in having a significant number of financial instruments whose fair value equals or closely approximates carrying value.  Such financial instruments are reported in the following balance sheet captions:  cash and cash equivalents, mortgage loans held for sale, federal funds purchased and repurchase agreements.  Fair value of securities available for sale equals the balance sheet value.  As of December 31, 2007 and 2006, the fair value of interest rate contracts used for balance sheet management was an asset of approximately $28.5 million and $14.6 million, respectively.

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

The carrying amount and fair values for other financial instruments included in United’s balance sheet at December 31, 2007 and 2006 are as follows (in thousands):

	2007		2006
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Assets:
Loans, net	$5,839,840	$5,862,033	$5,309,972	$5,309,497

Liabilities:
Deposits	6,075,951	6,094,973	5,772,886	5,758,924
Federal Home Loan Bank advances	519,782	515,582	489,084	488,088
Long-term debt	107,996	107,834	113,151	115,775

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued

(21)	Condensed Financial Statements of United Community Banks, Inc. (Parent Only),

Statement of Income
For the Years Ended December 31, 2007, 2006 and 2005

(in thousands)

	2007	2006	2005

Dividends from subsidiaries	$42,500	$10,000	$26,500
Other	12,254	9,232	5,861

Total income	54,754	19,232	32,361

Interest	9,332	8,721	8,795
Other	10,147	9,522	6,461

Total expenses	19,479	18,243	15,256
Income tax benefit	2,553	3,240	3,365

Income before equity in undistributed income of subsidiaries	37,828	4,229	20,470

Equity in undistributed income of subsidiaries	20,165	64,586	36,272

Net income	$57,993	$68,815	$56,742

Balance Sheet
As of December 31, 2007 and 2006

(in thousands)

Assets

	2007	2006

Cash	$1,630	$7,647
Investment in subsidiaries	901,062	642,773
Investment in subordinated notes issued by subsidiaries	73,000	73,000
Other assets	28,611	14,152

Total assets	$1,004,303	$737,572

Liabilities and Stockholders' Equity

Subordinated debentures	$107,996	$113,151
Lines of credit	42,000	-
Other liabilities	22,405	7,654

Total liabilities	172,401	120,805

Stockholders' equity	831,902	616,767

Total liabilities and stockholders' equity	$1,004,303	$737,572

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued

(21)	Condensed Financial Statements of United Community Banks, Inc. (Parent Only), continued

Statement of Cash Flows
For the Years Ended December 31, 2007, 2006 and 2005

(in thousands)

	2007	2006	2005

Operating activities:
Net income	$57,993	$68,815	$56,742
Adjustments to reconcile net income to net cash provided
by operating activities:
Equity in undistributed income of the subsidiaries	(20,165)	(64,586)	(36,272)
Depreciation, amortization and accretion	565	677	718
Employee stock compensation	3,580	3,107	595
Change in assets and liabilities, net of effects
of business combinations:
Other assets	(15,434)	11,922	(12,151)
Other liabilities	15,457	(10,324)	12,330

Net cash provided by operating activities	41,996	9,611	21,962

Investing activities, net of effects of purchase acquisitions:
Purchases of premises and equipment	(76)	(25)	(48)
Investment in subsidiaries	(6,000)	(250)	(3,500)
Purchases of subordinated notes issued by subsidiaries	-	-	(50,000)
Net cash (paid for) received from acquisitions	(22,287)	1,914	-
Purchases of securities available for sale	(125)	(500)	-

Net cash (used) provided by investing activities	(28,488)	1,139	(53,548)

Financing activities, net of effects of business combinations:
Net change in short-term borrowings	42,000	(1,300)	(3,210)
Retirement of trust preferred securities	(5,000)	-	-
Proceeds from exercise of stock options	1,700	843	1,825
Proceeds from issuance of common stock	3,942	5,060	41,641
Retirement of preferred stock	(64)	-	(126)
Purchases of treasury stock	(46,056)	-	-
Cash dividends on common stock	(16,029)	(12,492)	(10,860)
Cash dividends on preferred stock	(18)	(19)	(23)

Net cash (used) provided by financing activities	(19,525)	(7,908)	29,247

Net change in cash	(6,017)	2,842	(2,339)

Cash at beginning of year	7,647	4,805	7,144

Cash at end of year	$1,630	$7,647	$4,805

ITEM 9.             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During the past two years, United did not change accountants nor have any disagreements with its accountants on any matters of accounting principles or practices or financial statement disclosure.

ITEM 9A.          CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

United’s management, including the Chief Executive Officer and Chief Financial Officer, supervised and participated in an evaluation of the company’s disclosure controls and procedures as of December 31, 2007.

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

Changes in Internal Control Over Financial Reporting

No changes were made to United’s internal control over financial reporting during the fourth quarter of 2007 that materially affected, or are reasonably likely to materially affect, United’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

United’s management is responsible for establishing and maintaining adequate internal control over financial reporting.  Management’s assessment of the effectiveness of United’s internal control over financial reporting as of December 31, 2007 is included in Item 8 of this Report under the heading “Management’s Report on Internal Controls Over Financial Reporting”.

ITEM 9B.          OTHER INFORMATION.

There were no items required to be reported on Form 8-K during the fourth quarter of 2007 that were not reported on Form 8-K.

PART III

ITEM 10.           DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information contained under the headings “Information Regarding Nominees and Other Directors”, “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement to be used in connection with the solicitation of proxies for United’s 2008 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference.  Pursuant to instruction 3 to paragraph (b) of Item 401 of Regulation S-K, information relating to the executive officers of United is included in Item 1 of this Report.

ITEM 11.           EXECUTIVE COMPENSATION.

The information contained under the heading “Compensation of Executive Officers and Directors” in the Proxy Statement to be used in connection with the solicitation of proxies for United’s 2008 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference.

ITEM 12.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATEDSTOCKHOLDER MATTERS.

The information contained under the heading “Principal and Management Shareholders” and the “Equity Compensation Plan Information” table in the Proxy Statement to be used in connection with the solicitation of proxies for United’s 2008 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference.  For purposes of determining the aggregate market value of United’s voting stock held by nonaffiliates, shares held by all directors and executive officers of United have been excluded.  The exclusion of such shares is not intended to, and shall not, constitute a determination as to which persons or entities may be “Affiliates” of United as defined by the Commission.

ITEM 13.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information contained under the heading “Corporate Governance – Certain Relationships and Related Transactions” in the Proxy Statement to be used in connection with the solicitation of proxies for United’s 2008 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference.

ITEM 14.           PRINCIPAL ACCOUNTANTING FEES AND SERVICES.

The information contained under the heading “Other Matters – Independent Registered Public Accounting Firm” in the Proxy Statement to be used in connection with the solicitation of proxies for United’s 2008 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference.

PART IV

ITEM 15.           EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	1.	Financial Statements.

The following consolidated financial statements are located in Item 8 of this Report:

Report of Independent Registered Public Accounting Firm
Consolidated Statement of Income - Years ended December 31, 2007, 2006, and 2005
Consolidated Balance Sheet - December 31, 2007 and 2006
Consolidated Statement of Changes in Shareholders’ Equity - Years ended December 31, 2007, 2006, and 2005
Consolidated Statement of Cash Flows - Years ended December 31, 2007, 2006, and 2005
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

10.7
Split-Dollar Agreement between United and Jimmy C. Tallent dated June 1, 1994 (incorporated herein by reference to Exhibit 10.11 to United Community Banks, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1994, File No. 0-21656).*

10.8
Form of Change of Control Severance Agreement by and between United Community Banks, Inc. and Jimmy C. Tallent, Thomas C. Gilliland, Ray K. Williams and David Shearrow (incorporated herein by reference to Exhibit 10.1 to United Community Banks, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, File No. 0-21656, filed with the Commission on August 14, 2001).*

10.9
Change of Control Severance Agreement by and between United Community Banks, Inc. and Guy W. Freeman (incorporated herein by reference to Exhibit 10.10 to United Community Banks, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005, File No. 0-21656, filed with the Commission on March 1, 2006).*

10.10
Change of Control Severance Agreement by and between United Community Banks, Inc. and Rex S. Schuette (incorporated herein by reference to Exhibit 10.11 to United Community Banks, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001, File No. 0-21656, filed with the Commission on March 15, 2002).*

10.11
Credit Agreement dated August 28, 2003, by and between United Community Banks, Inc., Marshall & Ilsley Bank and Compass Bank (incorporated herein by reference to Exhibit 10.25 to United Community Banks, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 0-21656, filed with the Commission on March 8, 2004).

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

10.18
Amendment Number 2 to United Community Banks, Inc. 2000 Key Employee Stock Option Plan, dated April 26, 2006 (incorporated herein by reference to Exhibit 10.1 to United Community Banks, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, File No. 0-21656, filed with the Commission on August 8, 2006).*

10.19
United Community Banks, Inc.’s Amended and Restated 2000 Key Employee Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to United Community Banks, Inc.’s Current Report on Form 8-K, filed with the Commission on May 1, 2007).*

10.20	Form of Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.2 to United Community Banks, Inc.’s Current Report on Form 8-K, filed with the Commission on May 1, 2007).*

10.21	Form of Nonqualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.3 to United Community Banks, Inc.’s Current Report on Form 8-K, filed with the Commission on May 1, 2007).*

10.22
Form of Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.4 to United Community Banks, Inc.’s Current Report on Form 8-K, filed with the Commission on May 1, 2007).*

10.23
United Community Banks, Inc.’s Management Incentive Plan (incorporated herein by reference to Exhibit 10.5 to United Community Banks, Inc.’s Current Report on Form 8-K, filed with the Commission on May 1, 2007).*

10.24
Amendment No. 1 to United Community Banks, Inc.’s Amended and Restated 2000 Key Employee Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to United Community Banks, Inc.’s Current Report on Form 8-K, filed with the Commission on April 13, 2007).*

14
Code of Ethical Conduct (incorporated herein by reference to Exhibit 14 to United Community Banks, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 0-21656, filed with the Commission on March 8, 2004.).

21	Subsidiaries of United

23	Consent of Independent Registered Public Accounting Firm

Exhibit No.	Exhibit

24	Power of Attorney of certain officers and directors of United (included on Signature Page)

31.1	Certification by Jimmy C. Tallent, President and Chief Executive Officer of United Community Banks, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Rex S. Schuette, Executive Vice President and Chief Financial Officer of United Community Banks, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

________________________
*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K pursuant to Item 15(c) of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(a) of the Securities Exchange Act of 1934, United has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Blairsville, State of Georgia, on the 29th day of February, 2008.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of United in the capacities set forth and on the 29th day of February, 2008.

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

/s/ John D. Stephens
John D. Stephens
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