Form 10-K/A
period 2007-12-31
UNITED COMMUNITY BANKS INC
filed 2008-03-07
CIK 857855

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

As of January 31, 2008, 48,744,457 shares of common stock were issued and outstanding, including presently exercisable options to acquire 1,694,064 shares and 84,627 shares issuable under United Community Banks, Inc.’s deferred compensation plan.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 30, 2008 are incorporated herein into Part III by reference.

EXPLANTORY NOTE

United Community Banks, Inc. is filing this amendment on Form 10-K/A to its Form 10-K for the year ended December 31, 2007 to correct an error on the cover page for the reported number of shares of common stock issued and outstanding, including presently exercisable options to acquire common stock and shares issuable under United’s deferred compensation plan at January 31, 2008.  The number originally reported in error was 49,965,766.  The correct number is 48,744,457.  The cover page has been corrected to reflect the change.

United Community Banks, Inc. is filing an unofficial PDF copy of the entire Form 10-K, as amended, with this amendment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(a) of the Securities Exchange Act of 1934, United has duly caused this Report on Form 10-K, as amended, to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Blairsville, State of Georgia, on the 7th day of March, 2008.

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
(Principal Accounting Officer)

/s/ Jimmy C. Tallent
Jimmy C. Tallent
President, Chief Executive Officer and Director

*
Robert L. Head, Jr.
Chairman of the Board

*
W. C. Nelson, Jr.
Vice Chairman of the Board

*
A. William Bennett
Director

*
Robert Blalock
Director

*
Guy W. Freeman
Director

*
Thomas C. Gilliland
Director

*
Charles E. Hill
Director

*
Hoyt O. Holloway
Director

*
Clarence W. Mason, Sr.
Director

*
John D. Stephens
Director

*
Tim Wallis
Director

* By:	/s/ Jimmy C. Tallent
Jimmy C. Tallent
Attorney-in-Fact

4