Form 10-K/A
period 2007-12-31
UNITED COMMUNITY BANKS INC
filed 2008-03-14
CIK 857855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

EXPLANTORY NOTE

United Community Banks, Inc. is filing this amendment on Form 10-K/A to its Form 10-K for the year ended December 31, 2007 to correct the date of the Annual Report on Form 10-K, as amended, referenced in Exhibit 32, Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 if the Sarbanes-Oxley Act of 2002.  The original certification in Exhibit 32 referenced the December 31, 2006 Form 10-K and should have referenced the December 31, 2007 Form 10-K.

United Community Banks, Inc. is filing an unofficial PDF copy of the entire Form 10-K, as amended, with this amendment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(a) of the Securities Exchange Act of 1934, United has duly caused this Report on Form 10-K, as amended, to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Blairsville, State of Georgia, on the 14th day of March, 2008.

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