Form 10-Q
period 2008-03-31
UNITED COMMUNITY BANKS INC
filed 2008-05-07
CIK 857855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

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

YES ☒  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer	☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

YES ☐  NO ☒

Common stock, par value $1 per share:  47,004,223 shares
outstanding as of March 31, 2008

Part I – Financial Information

Item 1 – Financial Statements

UNITED COMMUNITY BANKS, INC.
Consolidated Statement of Income (unaudited)

	Three Months Ended
	March 31,
(in thousands, except per share data)	2008	2007

Interest revenue:
Loans, including fees	$109,266	$114,073
Investment securities:
Taxable	18,628	13,968
Tax exempt	394	447
Federal funds sold and deposits in banks	222	58
Total interest revenue	128,510	128,546

Interest expense:
Deposits:
NOW	8,587	10,627
Money market	2,913	2,540
Savings	227	309
Time	38,884	41,625
Total deposit interest expense	50,611	55,101
Federal funds purchased, repurchase agreements, & other short-term borrowings	4,318	1,817
Federal Home Loan Bank advances	5,745	4,801
Long-term debt	2,080	2,204
Total interest expense	62,754	63,923
Net interest revenue	65,756	64,623
Provision for loan losses	7,500	3,700
Net interest revenue after provision for loan losses	58,256	60,923

Fee revenue:
Service charges and fees	7,813	7,253
Mortgage loan and other related fees	1,963	2,223
Consulting fees	1,807	1,747
Brokerage fees	1,093	944
Securities gains, net	-	207
Other	1,521	2,008
Total fee revenue	14,197	14,382
Total revenue	72,453	75,305

Operating expenses:
Salaries and employee benefits	28,754	28,317
Communications and equipment	3,832	3,812
Occupancy	3,716	3,191
Advertising and public relations	1,351	2,016
Postage, printing and supplies	1,592	1,660
Professional fees	1,921	1,479
Amortization of intangibles	767	564
Other	5,596	3,802
Total operating expenses	47,529	44,841
Income before income taxes	24,924	30,464
Income taxes	8,846	11,119
Net income	$16,078	$19,345

Net income available to common shareholders	$16,074	$19,340

Earnings per common share:
Basic	$.34	$.45
Diluted	.34	.44
Dividends per common share	.09	.09
Weighted average common shares outstanding:
Basic	46,966	43,000
Diluted	47,272	43,912

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED COMMUNITY BANKS, INC.
Consolidated Balance Sheet

	March 31,	December 31,	March 31,
(in thousands, except share and per share data)	2008	2007	2007
	(unaudited)	(audited)	(unaudited)
ASSETS

Cash and due from banks	$169,538	$157,549	$159,543
Interest-bearing deposits in banks	13,417	62,074	22,644
Cash and cash equivalents	182,955	219,623	182,187

Securities available for sale	1,508,402	1,356,846	1,150,424
Mortgage loans held for sale	28,451	28,004	31,633
Loans, net of unearned income	5,967,839	5,929,263	5,402,198
Less allowance for loan losses	89,848	89,423	68,804
Loans, net	5,877,991	5,839,840	5,333,394

Premises and equipment, net	180,746	180,088	150,332
Accrued interest receivable	59,585	62,828	60,677
Goodwill and other intangible assets	324,041	325,305	166,073
Other assets	224,084	194,768	111,882
Total assets	$8,386,255	$8,207,302	$7,186,602

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
Demand	$690,028	$700,941	$675,969
NOW	1,523,942	1,474,818	1,406,287
Money market	431,623	452,917	277,184
Savings	187,911	186,392	176,891
Time:
Less than $100,000	1,535,742	1,573,604	1,619,865
Greater than $100,000	1,375,000	1,364,763	1,366,360
Brokered	431,523	322,516	319,131
Total deposits	6,175,769	6,075,951	5,841,687

Federal funds purchased, repurchase agreements, and other short-term borrowings	532,896	638,462	77,367
Federal Home Loan Bank advances	615,324	519,782	464,072
Long-term debt	107,996	107,996	113,151
Accrued expenses and other liabilities	82,818	33,209	51,869
Total liabilities	7,514,803	7,375,400	6,548,146

Shareholders' equity:
Preferred stock, $1 par value; $10 stated value; 10,000,000 shares authorized;
25,800, 25,800 and 32,200 shares issued and outstanding	258	258	322
Common stock, $1 par value; 100,000,000 shares authorized;
48,809,301, 48,809,301 and 43,037,840 shares issued	48,809	48,809	43,038
Common stock issuable; 90,505, 73,250 and 35,154 shares	2,410	2,100	1,043
Capital surplus	463,095	462,881	273,575
Retained earnings	359,248	347,391	321,721
Treasury stock; 1,805,078 and 1,905,921 shares, at cost	(41,351)	(43,798)	-
Accumulated other comprehensive income (loss)	38,983	14,261	(1,243)
Total shareholders' equity	871,452	831,902	638,456

Total liabilities and shareholders' equity	$8,386,255	$8,207,302	$7,186,602

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED COMMUNITY BANKS, INC.
Consolidated Statement of Changes in Shareholders' Equity (Unaudited)
For the Three Months Ended March 31,

							Accumulated
			Common				Other
	Preferred	Common	Stock	Capital	Retained	Treasury	Comprehensive
(in thousands, except share and per share data)	Stock	Stock	Issuable	Surplus	Earnings	Stock	Income (Loss)	Total

Balance, December 31, 2006	$322	$42,891	$862	$270,383	$306,261	$-	$(3,952)	$616,767

Comprehensive income:
Net income					19,345			19,345
Other comprehensive income:
Unrealized holding gains on available for
sale securities, net of deferred tax
expense and reclassification adjustment							2,000	2,000
Unrealized gains on derivative financial
instruments qualifying as cash flow
hedges, net of deferred tax expense							709	709

Comprehensive income					19,345		2,709	22,054
Cash dividends declared on common stock
($.09 per share)					(3,880)			(3,880)
Exercise of stock options (72,703 shares)		73		629				702
Common stock issued to Dividend Reinvestment
Plan and employee benefit plans (52,914 shares)		53		1,693				1,746
Amortization of stock option and restricted
stock awards				729				729
Vesting of restricted stock (21,360 shares)		21		(21)				-
Deferred compensation plan, net, including
dividend equivalents			181					181
Tax benefit from options exercised				162				162
Dividends declared on preferred stock
($.15 per share)					(5)			(5)

Balance, March 31, 2007	$322	$43,038	$1,043	$273,575	$321,721	$-	$(1,243)	$638,456

Balance, December 31, 2007	$258	$48,809	$2,100	$462,881	$347,391	$(43,798)	$14,261	$831,902

Comprehensive income:
Net income					16,078			16,078
Other comprehensive income:
Unrealized holding gains on available for
sale securities, net of deferred tax expense							12,341	12,341
Unrealized gains on derivative financial
instruments qualifying as cash flow
hedges, net of deferred tax expense							12,381	12,381

Comprehensive income					16,078		24,722	40,800
Cash dividends declared on common stock
($.09 per share)					(4,217)			(4,217)
Exercise of stock options (60,271 shares)				(691)		1,470		779
Common stock issued to Dividend Reinvestment
Plan and employee benefit plans (31,944 shares)				(266)		769		503
Amortization of stock options and restricted stock				975				975
Vesting of restricted stock (7,912 shares issued,
3,125 shares deferred)			91	(282)		191		-
Deferred compensation plan, net, including
dividend equivalents			238					238
Shares issued from deferred compensation plan
(716 shares)			(19)	2		17		-
Tax benefit from options exercised				476				476
Dividends declared on preferred stock
($.15 per share)					(4)			(4)

Balance, March 31, 2008	$258	$48,809	$2,410	$463,095	$359,248	$(41,351)	$38,983	$871,452

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED COMMUNITY BANKS, INC.
Consolidated Statement of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2008	2007
Operating activities:
Net income	$16,078	$19,345
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	3,568	3,372
Provision for loan losses	7,500	3,700
Stock based compensation	975	729
Gain on sale of securities available for sale	-	(207)
Gain on sale of other assets	(7)	(207)
Changes in assets and liabilities:
Other assets and accrued interest receivable	8,867	(1,143)
Accrued expenses and other liabilities	(4,783)	8,340
Mortgage loans held for sale	(447)	3,692
Net cash provided by operating activities	31,751	37,621

Investing activities:
Proceeds from sales of securities available for sale	25,000	915
Proceeds from maturities and calls of securities available for sale	174,956	78,934
Purchases of securities available for sale	(296,228)	(120,125)
Net increase in loans	(63,119)	(29,622)
Proceeds from sales of premises and equipment	288	635
Purchases of premises and equipment	(3,773)	(13,549)
Proceeds from sale of other real estate	8,156	1,804
Net cash used by investing activities	(154,720)	(81,008)

Financing activities:
Net change in deposits	99,818	68,801
Net change in federal funds purchased, repurchase agreements,
and other short-term borrowings	(105,566)	11,483
Proceeds from FHLB advances	300,000	425,000
Repayments of FHLB advances	(205,000)	(450,000)
Proceeds from exercise of stock options	779	702
Proceeds from issuance of common stock for dividend reinvestment
and employee benefit plans	503	1,746
Cash dividends on common stock	(4,229)	(3,437)
Cash dividends on preferred stock	(4)	(5)
Net cash provided by financing activities	86,301	54,290

Net change in cash and cash equivalents	(36,668)	10,903

Cash and cash equivalents at beginning of period	219,623	171,284

Cash and cash equivalents at end of period	$182,955	$182,187

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$65,789	$65,675
Income taxes	152	1,506

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

United Community Banks, Inc.

Notes to Consolidated Financial Statements

Note 1 - Accounting Policies

The accounting and financial reporting policies of United Community Banks, Inc. (“United”) and its subsidiaries conform to accounting principles generally accepted in the United States of America and general banking industry practices.  The accompanying interim consolidated financial statements have not been audited.  All material intercompany balances and transactions have been eliminated.  A more detailed description of United’s accounting policies is included in the 2007 annual report filed on Form 10-K.

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

Note 2 - Stock-Based Compensation

United has an equity compensation plan that allows for grants of incentive stock options, nonqualified stock options, restricted stock awards (also referred to as “nonvested stock” awards), stock awards, performance share awards or stock appreciation rights.  Options granted under the plan can have an exercise price no less than the fair market value of the underlying stock at the date of grant.  The general terms of the plan include a vesting period (usually four years) with an exercisable period not to exceed ten years.  Certain option and restricted stock awards provide for accelerated vesting if there is a change in control (as defined in the plan).  As of March 31, 2008, approximately 1,953,000 additional awards could be granted under the plan.  Through March 31, 2008, only incentive stock options, nonqualified stock options and restricted stock awards had been granted under the plan.

 The following table shows stock option activity for the first quarter of 2008.

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinisic Value ($000)

Outstanding at December 31, 2007	2,912,557	$21.57
Granted	15,000	15.32
Exercised	(65,450)	13.54
Forfeited	(33,875)	29.14
Expired	(15,800)	24.65
Outstanding at March 31, 2008	2,812,432	$21.62	6.2	$3,936

Exercisable at March 31, 2008	1,658,316	$16.99	4.6	$3,911

The weighted average fair value of stock options granted in the first quarter of 2008 and 2007 was $3.33 and $8.80, respectively.  The fair value of each option granted was estimated on the date of grant using the Black-Scholes model.  Because United’s option plan has not been in place long enough to gather sufficient information about exercise patterns to establish an expected life, United uses the formula provided by the Securities and Exchange Commission in Staff Accounting Bulletin No. 107 to determine the expected life of options.  The key assumptions used to determine the fair value of stock options are presented in the table below.

	Three Months Ended
	March 31,
	2008	2007

Expected volatility	23%	20%
Expected dividend yield	2.1% to 2.5%	1.1%
Expected life (in years)	6.25	6.25
Risk-free rate	2.9% to 3.5%	4.7%

United’s stock trading history began in March of 2002 when United listed on the Nasdaq National Market.  For 2008 and 2007, expected volatility was determined using United’s historical monthly volatility over the period beginning in March of 2002 through the end of the last completed year.  Compensation expense for stock options was $549,000 and $486,000 for the three months ended March 31, 2008 and 2007, respectively, which was net of deferred tax benefits of $222,000 and $114,000, respectively.  The amount of compensation expense for both periods was determined based on the fair value of the options at the time of grant, multiplied by the number of options granted that were expected to vest, which was then amortized, net of any applicable tax benefit, over the vesting period.  The forfeiture rate for options is estimated to be approximately 3% per year.  The total intrinsic value of options exercised during the quarter ended March 31, 2008 and 2007 was $275,000 and $1,693,000, respectively.

The table below presents the activity in restricted stock awards for the first quarter of 2008.

Restricted Stock	Shares	Weighted- Average Grant- Date Fair Value

Outstanding at December 31, 2007	84,413	$29.26
Granted	7,000	14.83
Vested	(11,037)	25.67
Cancelled	(3,000)	30.10
Outstanding at March 31, 2008	77,376	$28.43

Compensation expense for restricted stock is based on the fair value of restricted stock awards at the time of grant, which is equal to the value of United’s common stock on the date of grant.  The value of restricted stock grants that are expected to vest is amortized into expense over the vesting period.  For the three months ended March 31, 2008 and 2007, compensation expense of $204,000 and $129,000, respectively, was recognized related to restricted stock awards.  The total intrinsic value of the restricted stock was $1.3 million at March 31, 2008.

As of March 31, 2008, there was $7.9 million of unrecognized compensation cost related to nonvested stock options and restricted stock awards granted under the plan.  That cost is expected to be recognized over a weighted-average period of 1.4 years.  The aggregate grant date fair value of options and restricted stock awards that vested during the quarter ended March 31, 2008, was $322,000.

Note 3 – Common Stock Issued / Common Stock Issuable

United provides a Dividend Reinvestment and Share Purchase Plan (DRIP) to its shareholders. Under the DRIP, shareholders of record can voluntarily reinvest all or a portion of their cash dividends into shares of United’s common stock, as well as purchase additional stock through the plan for cash.  United’s 401(k) retirement plan regularly purchases shares of United’s common stock directly from United.  In addition, United has an Employee Stock Purchase Program (ESPP) that allows eligible employees to purchase shares of common stock at a 5% discount, with no commission charges.  For the three months ended March 31, 2008 and 2007, United issued 31,944 and 52,914 shares, respectively, and increased capital by $503,000 and $1.7 million, respectively, through these programs.

In the fourth quarter of 2005, United began offering its common stock as an investment option in its deferred compensation plan.  The common stock component of the deferred compensation plan is accounted for as an equity instrument and is reflected in the consolidated financial statements as common stock issuable.  At March 31, 2008 and 2007, 90,505 and 35,154 shares, respectively, are issuable under the deferred compensation plan.

Note 4 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31.

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2008	2007

Net income available to common shareholders	$16,074	$19,340

Weighted average shares outstanding:
Basic	46,966	43,000
Effect of dilutive securities:
Stock options and restricted stock	220	878
Common stock issuable under deferred compensation plan	86	34
Diluted	47,272	43,912

Earnings per common share:
Basic	$.34	$.45
Diluted	$.34	$.44

Note 5 - Mergers and Acquisitions

On June 1, 2007, United acquired 100 percent of the outstanding common shares of Gwinnett Commercial Group, Inc. (Gwinnett), a community bank holding company headquartered in Lawrenceville, Georgia.  Gwinnett’s results of operations are included in consolidated financial results from the acquisition date.  Gwinnett was the parent company of First Bank of the South, a community bank with five full service banking offices serving the north metro Atlanta counties of Gwinnett, DeKalb and north Fulton and a commercial loan office in Walton County.  United has continued to expand its presence in metropolitan Atlanta and the acquisition of Gwinnett accomplished a long-standing strategic goal of encircling metro Atlanta.  Additionally, Gwinnett brings strong commercial lending experience to better diversify United’s business mix.  The aggregate purchase price was approximately $222.9 million, including 5,691,948 shares of United’s common stock and $31.5 million in cash that was exchanged for all of the outstanding common shares and options to purchase common shares of Gwinnett.  The value of the common stock issued of $33.62 per share was determined based on the average of the closing market price of United’s common shares over the period beginning two days before and ending two days after the terms of the acquisition were agreed to and announced.

The financial information below presents the pro forma earnings of United assuming that the results of operations of Gwinnett were included in consolidated earnings for the three months ended March 31.

	Three Months Ended
	March 31,
	2008	2007

Total revenue	$72,453	$82,709
Net income	16,078	22,498

Diluted earnings per common share	.34	.45

At March 31, 2008, accrued merger costs of $608,000 remained unpaid relating to acquisitions closed in 2007, 2006 and 2004.  The severance and related costs include change of control payments for which payment had been deferred.

Activity with accrued merger cost
For the Three Months Ended March 31, 2008
	Beginning Balance	Amounts Paid	Ending Balance

Severance and related costs	$2,481	$(1,877)	$604
Professional fees	4	-	4

Totals	$2,485	$(1,877)	$608

Note 6 - Assets and Liabilities Measured at Fair Value

On January 1, 2008, United adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS No. 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.

SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.  As a basis for considering market participant assumptions in fair value measurements, SFAS No. 157 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

Fair Value Hierarchy

Level 1	Valuation is based upon quoted prices (unadjusted) in active markets for identical assets or liabilities that United has the ability to access.

Level 2
Valuation is based upon quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals.

Level 3
Valuation is generated from model-based techniques that use at least one significant assumption based on unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. United’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

The following is a description of valuation methodologies used for assets and liabilities recorded at fair value

Securities Available for Sale

Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets.

Deferred Compensation Plan Assets and Liabilities

Included in other assets in the consolidated balance sheet are assets related to employee deferred compensation plans. The assets associated with these plans are invested in mutual funds and classified as Level 1. Deferred compensation liabilities, also classified as Level 1, are carried at the fair value of the obligation to the employee, which mirrors the fair value of the invested assets and is included in other liabilities in the consolidated balance sheet.

Loans Held for Sale

Loans held for sale are carried at the lower of cost or market value. The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, United classifies loans subjected to nonrecurring fair value adjustments as Level 2.

Loans

United does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan,” (SFAS 114). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2008, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, United records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, United records the impaired loan as nonrecurring Level 3.

Foreclosed Assets

Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, United records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, United records the foreclosed asset as nonrecurring Level 3.

Goodwill and Other Intangible Assets

Goodwill and identified intangible assets are subject to impairment testing. United’s approach to testing goodwill for impairment is to compare the business unit’s carrying value to the implied fair value based on multiples of earnings and tangible book value for recently completed merger transactions.  In the event the fair value is determined to be less than the carrying value, the asset is recorded at fair value as determined by the valuation model. As such, United classifies goodwill and other intangible assets subjected to nonrecurring fair value adjustments as Level 3.

Derivative Financial Instruments

Currently, United uses interest rate swaps and interest rate floors to manage its interest rate risk.  The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities.  The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts and the discounted expected variable cash payments.  The variable cash payments are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

The fair values of interest rate options are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates fell below the strike rate of the floors.  The variable interest rates used in the calculation of projected receipts on the floor are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities.  To comply with the provisions of SFAS No. 157, United incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, United has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

Although United has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of March 31, 2008, United has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, United has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The table below presents United’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.

(in thousands)
				Balance at
Description	Level 1	Level 2	Level 3	March 31, 2008
Assets
Securities available for sale	$-	$1,508,402	$-	$1,508,402
Deferred compensation plan assets	4,884	-	-	4,884
Derivative financial instruments	-	48,454	-	48,454
Total	$4,884	$1,556,856	$-	$1,561,740

Liabilities
Deferred compensation plan liability	$4,884	$-	$-	$4,884
Total	$4,884	$-	$-	$4,884

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

United may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. Generally Accepted Accounting Principles.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.  The table below presents United’s assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.

(in thousands)
				Balance at
Description	Level 1	Level 2	Level 3	March 31, 2008
Assets
Loans	$-	$-	$44,749	$44,749
Foreclosed assets	-	-	13,583	13,583
Total	$-	$-	$58,332	$58,332

Note 7 – Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159 (SFAS No. 159), The Fair Value for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  This statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objective for accounting for financial instruments.  This statement became effective for United beginning January 1, 2008.  United chose not to apply fair value measurements to any financial instruments in accordance with SFAS No. 159, and therefore, the adoption of this standard did not have a material effect on United’s financial position, results of operations or disclosures.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Form 10-Q contains forward-looking statements regarding United Community Banks, Inc. (“United”), including, without limitation, statements relating to United’s expectations with respect to revenue, credit losses, levels of nonperforming assets, expenses, earnings and other measures of financial performance.  Words such as “may”, “could”, “would”, “should”, “believes”, “expects”, “anticipates”, “estimates”, “intends”, “plans”, “targets” or similar expressions are intended to identify forward-looking statements.   These forward-looking statements are not guarantees of future performance and involve certain risks and uncertainties that are subject to change based on various factors (many of which are beyond United’s control).  The following factors, among others, could cause United’s financial performance to differ materially from the expectations expressed in such forward-looking statements:

●	our recent operating results may not be indicative of future operating results;
●	our business is subject to the success of the local economies in which we operate;
●	our concentration of construction and land development loans is subject to unique risks that could adversely affect our earnings;
●	we may face risks with respect to future expansion and acquisitions or mergers;
●	changes in prevailing interest rates may negatively affect our net income and the value of our assets;
●	if our allowance for loan losses is not sufficient to cover actual loan losses, our earnings would decrease;
●	we may be subject to losses due to fraudulent and negligent conduct of our loan customers, third party service providers or employees;
●	competition from financial institutions and other financial service providers may adversely affect our profitability;
●	business increases, productivity gains and other investments are lower than expected or do not occur as quickly as anticipated;
●	competitive pressures among financial services companies increase significantly;
●	the success of our business strategy;
●	the strength of the United States economy in general changes;
●	trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, change;
●	inflation or market conditions fluctuate;
●	conditions in the stock market, the public debt market and other capital markets deteriorate;
●	financial services laws and regulations change;
●	technology changes and United fails to adapt to those changes;
●	consumer spending and saving habits change;
●	unanticipated regulatory or judicial proceedings occur; and
●	United is unsuccessful at managing the risks involved in the foregoing.

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

Overview

The following discussion is intended to provide insight into the results of operations and financial condition of United and its subsidiaries and should be read in conjunction with the consolidated financial statements and accompanying notes.

United is a bank holding company registered with the Federal Reserve under the Bank Holding Company Act of 1956 that was incorporated under the laws of the state of Georgia in 1987 and commenced operations in 1988.  At March 31, 2008, United had total consolidated assets of $8.4 billion, total loans of $6.0 billion, total deposits of $6.2 billion and stockholders’ equity of $871.5 million.

United activities are primarily conducted by its wholly-owned Georgia banking subsidiary (the “Bank”) and Brintech, Inc., a consulting firm providing professional services to the financial services industry.  The Bank operations are conducted under a community bank model that operates 27 “Community Banks” with local bank presidents and boards in north Georgia, the Atlanta and Gainesville metropolitan statistical area (the “Atlanta Region”), coastal Georgia, western North Carolina, and east Tennessee.

Net income was $16.1 million during the first quarter of 2008, a decrease of 17% from the $19.3 million during the first quarter of 2007.  Diluted earnings per common share was $.34 for the first quarter of 2008, a decrease of 23% from the $.44 for the first quarter of 2007.  Return on tangible equity for the first quarter of 2008 was 13.16%, compared to 17.18% for the first quarter of 2007.  Return on assets for the first quarter of 2008 was .78% as compared to 1.11% for the first quarter of 2007.

Earnings decreased primarily as a result of higher credit costs and margin compression due to competitive deposit pricing and higher levels of non-performing assets. Housing starts have slowed significantly, leading to a surplus of lot inventory in our footprint, most notably in the Atlanta Region.  This increase in lot inventory negatively affects both the cash flows of our residential construction and land development customers, and the demand for new land development loans.

Nonperforming assets increased to 1.07% of total assets as of March 31, 2008, a significant increase from .20% as of March 31, 2007.  This increase is a reflection of the downstream effects of the lot inventory buildup in the Atlanta Region, which itself is indicative of the regional economic slowdown that is occurring in much of the Southeast.  To date, the rise in nonperforming assets has been mostly confined to the residential construction portfolio and predominantly within the Atlanta Region.

Fee revenue was flat and operating expenses increased 6% from the first quarter of 2007.  Operating expenses increased across most categories primarily due to the acquisition of First Bank of the South (“Gwinnett”) in June, 2007, the higher level of legal fees and write downs on foreclosed properties, and the increase in FDIC insurance premiums.

Critical Accounting Policies

The accounting and reporting policies of United are in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and conform to general practices within the banking industry.  The more critical accounting and reporting policies include United’s accounting for the allowance for loan losses and accounting for intangible assets.  In particular, United’s accounting policies related to allowance for loan losses and intangibles involve the use of estimates and require significant judgment to be made by management.  Different assumptions in the application of these policies could result in material changes in United’s consolidated financial position or consolidated results of operations.  See “Asset Quality and Risk Elements” herein for additional discussion of United’s accounting methodologies related to the allowance.

Non-GAAP Performance Measures

The presentation of United’s financial results herein include references to operating performance measures, which are measures of performance determined by methods other than GAAP. Management included non-GAAP performance measures because it believes they are useful for evaluating United’s operations and performance over periods of time, and uses operating performance measures in managing and evaluating United’s business and intends to use them in discussions about United’s operations and performance.

Operating performance measures exclude the effect of the special $15 million fraud-related provision for loan losses recorded in the second quarter of 2007 and an additional $3 million provision and $18 million in related charge-offs in the fourth quarter of 2007 involving lot loans near Spruce Pine, North Carolina.  Management believes that the circumstances leading to the special provision and subsequent charge-offs were isolated, non-recurring events and do not reflect overall trends in United’s performance.  Management also believes that these non-GAAP performance measures provide users of United’s financial information with a meaningful measure for assessing United’s financial results and credit trends and comparing financial results to prior periods.

A reconciliation of operating earnings measures to reported earnings measures using GAAP is presented below:

Table 1 - Operating Earnings to GAAP Earnings Reconciliation
(in thousands, except per share data)

	First	Fourth	Third	Second
	Quarter	Quarter	Quarter	Quarter
	2008	2007	2007	2007

Special provision for fraud related loan losses	$-	$3,000	$-	$15,000

Income tax effect of special provision	-	1,167	-	5,835
After-tax effect of special provision	$-	$1,833	$-	$9,165

Net Income Reconciliation
Operating net income	$16,078	$6,034	$22,536	$21,076
After-tax effect of special provision and merger-related charges	-	(1,833)	-	(9,165)
Net income (GAAP)	$16,078	$4,201	$22,536	$11,911

Basic Earnings Per Share Reconciliation
Basic operating earnings per share	$.34	$.13	$.47	$.47
Per share effect of special provision and merger-related charges	-	(.04)	-	(.21)
Basic earnings per share (GAAP)	$.34	$.09	$.47	$.26

Diluted Earnings Per Share Reconciliation
Diluted operating earnings per share	$.34	$.13	$.46	$.46
Per share effect of special provision and merger-related charges	-	(.04)	-	(.20)
Diluted earnings per share (GAAP)	$.34	$.09	$.46	$.26

Provision for Loan Losses Reconciliation
Operating provision for loan losses	$7,500	$26,500	$3,700	$3,700
Special provision for fraud related loan losses	-	3,000	-	15,000
Provision for loan losses (GAAP)	$7,500	$29,500	$3,700	$18,700

Nonperforming Assets Reconciliation
Nonperforming assets excluding fraud-related assets	$85,182	$40,956	$39,761	$19,968
Fraud-related loans and OREO included in nonperforming assets	4,682	5,302	23,576	23,633
Nonperforming assets (GAAP)	$89,864	$46,258	$63,337	$43,601

Allowance for Loan Losses Reconciliation
Allowance for loan losses excluding special fraud-related allowance	$89,848	$89,423	$75,935	$77,471
Fraud-related allowance for loan losses	-	-	15,000	15,000
Allowance for loan losses (GAAP)	$89,848	$89,423	$90,935	$92,471

Net Charge Offs Reconciliation
Net charge offs excluding charge off of fraud-related loans	$7,075	$13,012	$5,236	$2,124
Fraud-related loans charged off	-	18,000	-	-
Net charge offs (GAAP)	$7,075	$31,012	$5,236	$2,124

Allowance for Loan Losses to Loans Ratio Reconciliation
Allowance for loan losses to loans ratio excluding fraud-related allowance	1.51%	1.51%	1.28%	1.29%
Portion of allowance assigned to fraud-related loans	-	-	.25	.25
Allowance for loan losses to loans ratio (GAAP)	1.51%	1.51%	1.53%	1.54%

Nonperforming Assets to Total Assets Ratio Reconciliation
Nonperforming assets to total assets ratio excluding fraud-related assets	1.02%	.50%	.49%	.25%
Fraud-related nonperforming assets	.05	.06	.28	.29
Nonperforming assets to total assets ratio (GAAP)	1.07%	.56%	.77%	.54%

Net Charge Offs to Average Loans Ratio Reconciliation
Net charge offs to average loans ratio excluding fraud-related loans	.48%	.87%	.35%	.15%
Charge offs of fraud-related loans	-	1.20	-	-
Net charge offs to average loans ratio (GAAP)	.48%	2.07%	.35%	.15%

Table 2 - Financial Highlights
Selected Financial Information

						First
	2008	2007				Quarter
(in thousands, except per share	First	Fourth	Third	Second	First	2008-2007
data; taxable equivalent)	Quarter	Quarter	Quarter	Quarter	Quarter	Change
INCOME SUMMARY
Interest revenue	$129,041	$140,768	$144,884	$136,237	$129,028
Interest expense	62,754	71,038	73,203	68,270	63,923
Net interest revenue	66,287	69,730	71,681	67,967	65,105	2%
Provision for loan losses (1)	7,500	26,500	3,700	3,700	3,700
Fee revenue	14,197	16,100	15,615	16,554	14,382	(1)
Total operating revenue	72,984	59,330	83,596	80,821	75,787	(4)
Operating expenses	47,529	49,336	48,182	47,702	44,841	6
Income before taxes	25,455	9,994	35,414	33,119	30,946	(18)
Income taxes	9,377	3,960	12,878	12,043	11,601
Net operating income	16,078	6,034	22,536	21,076	19,345	(17)
Fraud loss provision, net of tax (1)	-	1,833	-	9,165	-
Net income	$16,078	$4,201	$22,536	$11,911	$19,345	(17)

OPERATING PERFORMANCE (1)
Earnings per common share:
Basic	$.34	$.13	$.47	$.47	$.45	(24)
Diluted	.34	.13	.46	.46	.44	(23)
Return on tangible equity (2)(3)(4)	13.16%	5.06%	17.54%	17.52%	17.18%
Return on assets (4)	.78	.29	1.11	1.12	1.11
Dividend payout ratio	26.47	69.23	19.15	19.15	20.00

GAAP PERFORMANCE MEASURES
Per common share:
Basic earnings	$.34	$.09	$.47	$.26	$.45	(24)
Diluted earnings	.34	.09	.46	.26	.44	(23)
Cash dividends declared	.09	.09	.09	.09	.09	-
Book value	18.50	17.70	17.51	16.96	14.82	25
Tangible book value (3)	11.76	10.92	10.81	10.43	11.05	6

Key performance ratios:
Return on equity (2)(4)	7.85%	2.01%	10.66%	7.05%	12.47%
Return on assets	.78	.20	1.11	.64	1.11
Net interest margin (4)	3.55	3.73	3.89	3.94	3.99
Efficiency ratio	59.05	57.67	55.34	56.59	56.56
Tangible equity to assets (3)	6.73	6.58	6.65	6.65	6.66

ASSET QUALITY
Allowance for loan losses	$89,848	$89,423	$90,935	$92,471	$68,804
Net charge-offs (1)	7,075	13,012	5,236	2,124	1,462
Non-performing loans	67,728	28,219	46,783	30,849	12,319
OREO	22,136	18,039	16,554	12,752	1,971
Total non-performing assets	89,864	46,258	63,337	43,601	14,290
Allowance for loan losses to loans (1)	1.51%	1.51%	1.28%	1.29%	1.27%
Net charge-offs to average loans (1)(4)	.48	.87	.35	.15	.11
Non-performing assets to loans and OREO	1.50	.78	1.06	.73	.26
Non-performing assets to total assets	1.07	.56	.77	.54	.20

AVERAGE BALANCES
Loans	$5,958,296	$5,940,230	$5,966,933	$5,619,950	$5,402,860	10
Investment securities	1,485,515	1,404,796	1,308,192	1,242,448	1,153,208	29
Earning assets	7,491,480	7,424,992	7,332,492	6,915,134	6,599,035	14
Total assets	8,305,621	8,210,120	8,083,739	7,519,392	7,092,710	17
Deposits	6,051,069	6,151,476	6,246,319	5,945,633	5,764,426	5
Shareholders’ equity	855,659	837,195	834,094	672,348	624,100	37
Common shares - basic	46,966	47,203	48,348	44,949	43,000
Common shares - diluted	47,272	47,652	48,977	45,761	43,912

AT PERIOD END
Loans	$5,967,839	$5,929,263	$5,952,749	$5,999,093	$5,402,198	10
Investment securities	1,508,402	1,356,846	1,296,826	1,213,659	1,150,424	31
Total assets	8,386,255	8,207,302	8,180,600	8,087,667	7,186,602	17
Deposits	6,175,769	6,075,951	6,154,308	6,361,269	5,841,687	6
Shareholders’ equity	871,452	831,902	833,761	828,731	638,456	36
Common shares outstanding	47,004	46,903	47,542	48,781	43,038

(1)  Excludes effect of special $15 million fraud related provision for loan losses recorded in the second quarter of 2007 and an additional $3 million provision and $18 million of related loan charge-offs recorded in the fourth quarter of 2007.

(2) Net income available to common shareholders, which excludes preferred stock dividends, divided by average realized common equity, which excludes accumulated other comprehensive income (loss).

(3) Excludes effect of acquisition related intangibles and associated amortization.

(4) Annualized.

Results of Operations

Net income was $16.1 million for the first quarter of 2008, a decrease of $3.3 million, or 17%, from the same period in 2007.  Diluted operating earnings per share was $.34 for the first quarter of 2008, compared to $.44 for the first quarter of 2007, a decrease of 23%.  Return on tangible equity for the first quarter of 2008 was 13.16%, compared to 17.18% for the first quarter of 2007.  Return on assets for the first quarter of 2008 was .78%, compared to 1.11% for the first quarter of 2007.

Net Interest Revenue (Taxable Equivalent)

Net interest revenue (the difference between the interest earned on assets and the interest paid on deposits and borrowed funds) is the single largest component of total revenue.  United actively manages this revenue source to provide optimal levels of revenue while balancing interest rate, credit and liquidity risks.  Net interest revenue for the three months ended March 31, 2008 was $66.3 million, up $1.2 million or 2% from last year.  Average loans increased $555.4 million, or 10% from the first quarter last year.  The increase over the first quarter of 2007 was driven primarily by assets acquired in the acquisition of First Bank of the South (“Gwinnett Acquisition”) in the second quarter of 2007. Overall, United had loan growth across all its markets with increases of $378.0 million in the Atlanta Region (includes $534 million from the Gwinnett Acquisition offset partially by reductions in construction loans), $66.9 million in coastal Georgia, $60.7 million in north Georgia, $34.5 million in western North Carolina, and $25.6 million in east Tennessee.

Average interest-earning assets for the first quarter 2008 increased $892.4 million, or 14% over the same period in 2007.  This increase is largely the result of the Gwinnett Acquisition, with additional increases provided by core loan growth and leveraging additional earnings by increasing the securities portfolio.  These increases in interest-earning assets were funded by interest-bearing sources, resulting in increases in average interest-bearing liabilities of $930.6 million as compared to the same period in 2007.

The banking industry uses two ratios to measure relative profitability of net interest revenue.  The net interest spread measures the difference between the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities.  The interest rate spread eliminates the effect of non-interest-bearing deposits and gives a direct perspective on the effect of market interest rate movements.  The net interest margin is defined as net interest revenue as a percent of average total interest-earning assets and takes into account the positive effect of investing non-interest-bearing deposits and capital.

For the three months ended March 31, 2008 and 2007, the net interest spread was 3.15% and 3.43%, respectively, while the net interest margin was 3.55% and 3.99%, respectively.  The compression of the spread and margin was primarily due to the 300 basis point lowering of the prime rate initiated by actions of the Federal Reserve beginning in September 2007 combined with increased competition for deposits which hampered the rate at which deposit prices could be lowered to offset the effect of the decline in the prime interest rate on the mostly prime-based loan portfolio.  Also contributing to the lower spread and net interest margin was the higher level of non-performing assets and a shift in earning-asset mix resulting from growth in the securities portfolio.

At March 31, 2008 and 2007, United had receive-fixed swap contracts with a total notional value of $680 million and $505 million respectively, which are used to reduce United’s exposure to changes in interest rates that were accounted for as cash flow hedges of prime-based loans.  United also had receive-fixed swap contracts with a total notional amount of $105 million and $45 million that are being accounted for as fair value hedges of brokered time deposits and fixed rate Federal Home Loan Bank advances.  In addition to the swap contracts, United has purchased interest rate floors having a total notional amount of $500 million for which it paid premiums totaling $13 million that are being accounted for as cash flow hedges of daily repricing, prime-based loans.  The use of swap contracts is more fully explained in the Interest Rate Sensitivity Management section of this report beginning on page 24.

The average yield on interest-earning assets for the first quarter of 2008 was 6.92%, compared with 7.92% in the first quarter of 2007.  Loan yields were down 118 basis points compared with the first quarter of 2007, primarily due to the 300 basis point decrease in the prime rate since September 2007.

The average cost of interest-bearing liabilities for the first quarter was 3.77%, compared to 4.49% from the same period of 2007.  Even as the cost of borrowed funds decreased 182 basis points compared with the first quarter of 2007, the cost of interest-bearing deposits only decreased 58 basis points in the same timeframe.  Deposit pricing decreased less than borrowed funds because while index interest rates were dropping, increasing competition for deposits kept deposit pricing at higher levels in relation to the cost to borrow funds.

The following table shows the relationship between interest revenue and expense, and the average amounts of interest-earning assets and interest-bearing liabilities for the three months ended March 31, 2008 and 2007.

Table 3 - Average Consolidated Balance Sheets and Net Interest Analysis
For the Three Months Ended March 31,

	2008			2007
	Average		Avg.	Average		Avg.
(dollars in thousands, taxable equivalent)	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (1)(2)	$5,958,296	$109,252	7.37%	$5,402,860	$113,868	8.55%
Taxable securities (3)	1,448,224	18,628	5.15	1,109,847	13,968	5.03
Tax-exempt securities (1)(3)	37,291	648	6.95	43,361	735	6.78
Federal funds sold and other interest-earning assets	47,669	513	4.30	42,967	457	4.25

Total interest-earning assets	7,491,480	129,041	6.92	6,599,035	129,028	7.92
Non-interest-earning assets:
Allowance for loan losses	(92,025)			(68,187)
Cash and due from banks	154,706			120,637
Premises and equipment	181,355			146,832
Other assets (3)	570,105			294,393
Total assets	$8,305,621			$7,092,710

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW	$1,462,116	$8,587	2.36	$1,322,818	$10,627	3.26
Money market	439,049	2,913	2.67	261,753	2,540	3.94
Savings	184,812	227	.49	175,275	309	.71
Time less than $100,000	1,553,313	18,223	4.72	1,641,507	19,796	4.89
Time greater than $100,000	1,365,307	16,370	4.82	1,385,401	17,916	5.24
Brokered	374,402	4,291	4.61	334,753	3,913	4.74
Total interest-bearing deposits	5,378,999	50,611	3.78	5,121,507	55,101	4.36

Federal funds purchased and other borrowings	551,812	4,318	3.15	139,256	1,817	5.29
Federal Home Loan Bank advances	661,498	5,745	3.49	395,746	4,801	4.92
Long-term debt	107,996	2,080	7.75	113,234	2,204	7.89
Total borrowed funds	1,321,306	12,143	3.70	648,236	8,822	5.52

Total interest-bearing liabilities	6,700,305	62,754	3.77	5,769,743	63,923	4.49
Non-interest-bearing liabilities:
Non-interest-bearing deposits	672,070			642,919
Other liabilities	77,587			55,948
Total liabilities	7,449,962			6,468,610
Shareholders' equity	855,659			624,100
Total liabilities and shareholders' equity	$8,305,621			$7,092,710

Net interest revenue		$66,287			$65,105
Net interest-rate spread			3.15%			3.43%

Net interest margin (4)			3.55%			3.99%

(1) Interest revenue on tax-exempt securities and loans has been increased to reflect comparable interest on taxable securities and loans. The rate used was 39%, reflecting the statutory federal income tax rate and the federal tax adjusted state income tax rate.
(2) Included in the average balance of loans outstanding are loans where the accrual of interest has been discontinued.
(3) Securities available for sale are shown at amortized cost. Pretax unrealized gains of $15.9 million in 2008 and pretax unrealized losses of $10.0 million in 2007 are included in other assets for purposes of this presentation.
(4) Net interest margin is taxable equivalent net-interest revenue divided by average interest-earning assets.

 The following table shows the relative effect on net interest revenue for changes in the average outstanding amounts (volume) of interest-earning assets and interest-bearing liabilities and the rates earned and paid on such assets and liabilities (rate).  Variances resulting from a combination of changes in rate and volume are allocated in proportion to the absolute dollar amounts of the change in each category.

Table 4 - Change in Interest Revenue and Expense on a Taxable Equivalent Basis
(in thousands)

	Three Months Ended March 31, 2008
	Compared to 2007
	Increase (decrease)
	Due to Changes in
	Volume	Rate	Total
Interest-earning assets:
Loans	$11,034	$(15,650)	$(4,616)
Taxable securities	4,346	314	4,660
Tax-exempt securities	(105)	18	(87)
Federal funds sold and other interest-earning assets	51	5	56
Total interest-earning assets	15,326	(15,313)	13

Interest-bearing liabilities:
NOW accounts	1,034	(3,074)	(2,040)
Money market accounts	1,350	(977)	373
Savings deposits	16	(98)	(82)
Time deposits less than $100,000	(1,044)	(529)	(1,573)
Time deposits greater than $100,000	(257)	(1,289)	(1,546)
Brokered deposits	456	(78)	378
Total interest-bearing deposits	1,555	(6,045)	(4,490)
Federal funds purchased & other borrowings	3,485	(984)	2,501
Federal Home Loan Bank advances	2,580	(1,636)	944
Long-term debt	(101)	(23)	(124)
Total borrowed funds	5,964	(2,643)	3,321
Total interest-bearing liabilities	7,519	(8,688)	(1,169)

Increase in net interest revenue	$7,807	$(6,625)	$1,182

Provision for Loan Losses

The provision for loan losses was $7.5 million for the first quarter of 2008, compared with $3.7 million for the same period in 2007.  Net loan charge-offs as an annualized percentage of average outstanding loans for the three months ended March 31, 2008 was .48%, compared to .11% for the first quarter of 2007.   As vacant developed lot inventories have increased within our footprint, notably in the Atlanta Region, it has made it difficult for some developers to obtain cash flows from selling lots and houses that were needed to service their debt.  This is part of the deteriorating of the residential construction and housing markets that has affected the Southeast and resulted in higher credit losses and an increase in non-performing assets.

The provision for loan losses is based on management’s evaluation of losses inherent in the loan portfolio and corresponding analysis of the allowance for loan losses at quarter-end.  The amount of provision taken in the first quarter is the amount required such that the total allowance for loan losses reflects, in the estimation of management, the appropriate balance and is adequate to cover inherent losses in the loan portfolio.  Additional discussion on loan quality and the allowance for loan losses is included in the Asset Quality section of this report.

Fee Revenue

Fee revenue for the first quarter 2008 was $14.2 million, a decrease of $185,000, or 1%, from 2007.  Fee revenue accounted for 19% of taxable equivalent total revenue for the first quarter of 2008 and 2007.  United continues to focus on increasing fee revenue through new products and services.  The following table presents the components of fee revenue for the first quarter of 2008 and 2007.

Table 5 - Fee Revenue
For the Three Months Ended March 31,
(dollars in thousands)
	Three Months Ended
	March 31,
	2008	2007	Change

Service charges and fees	$7,813	$7,253	8%
Mortgage loan and other related fees	1,963	2,223	(12)
Consulting fees	1,807	1,747	3
Brokerage fees	1,093	944	16
Securities gains, net	-	207
Other	1,521	2,008	(24)
Total	$14,197	$14,382	(1)

Service charges and fees for the first quarter increased $560,000, or 8%, from 2007.  This increase was primarily due to growth in transactions and new accounts added through an acquisition, de novo growth and core deposit programs and higher ATM and debit card usage fees.

Mortgage loans and related fees for the first quarter decreased $260,000, or 12%, from 2007.  This decrease was due to decreased demand for new mortgage loans within our footprint.  Substantially all originated residential mortgages were sold into the secondary market, including the right to service these loans.

Brokerage fees increased $149,000, or 16%, compared to 2007.  This increase was primarily due to strong retention efforts and new customer outreach.

Other fee revenue decreased $487,000, or 24%, compared to 2007.  The decrease is primarily due to one-time gains in 2007, for a $225,000 recovery related to overpaid interest on brokered deposits and a $207,000 gain from the sale of a potential office site in Tennessee.

Operating Expenses

For the three months ended March 31, 2008, total operating expenses were $47.5 million, an increase of 6% compared with $44.8 million for the same period in 2007.  The following table presents the components of operating expenses for the three months ended March 31, 2008 and 2007.

Table 6 - Operating Expenses
For the Three Months Ended March 31,
(dollars in thousands)
	Three Months Ended
	March 31,
	2008	2007	Change

Salaries and employee benefits	$28,754	$28,317	2%
Communications and equipment	3,832	3,812	1
Occupancy	3,716	3,191	16
Advertising and public relations	1,351	2,016	(33)
Postage, printing and supplies	1,592	1,660	(4)
Professional fees	1,921	1,479	30
Amortization of intangibles	767	564	36
Other	5,596	3,802	47
Total	$47,529	$44,841	6

Salaries and employee benefits for the first quarter 2008 totaled $28.8 million, an increase of $437,000, or 2%, over the same period in 2007.  This increase was due to staff expansion as a result of the acquisition of First Bank of the South, but the increase was minimized by decreases in bonus and profit sharing expense in 2008.  At March 31, 2008, total staff was 2,008, an increase of 58 employees from the first quarter 2007 which included 73 staff added by the acquisition.

Communications and equipment expense for the first quarter 2008 was essentially flat from the same period in 2007.  This represents the effectiveness of company-wide discipline in holding down expenses.

Occupancy expense increased $525,000, or 16%, from the same period in 2007.  This increase reflects the additional office space obtained in the acquisition, and de novo expansion.

Advertising and public relations expense for the first quarter 2008 decreased $665,000, or 33%, from the same period in 2007 due to efforts to reduce discretionary expenses.

Professional fees for the first quarter 2008 increased $442,000, or 30%, over the same period in 2007.  This increase is primarily the result of increased legal fees associated with the higher level of foreclosed properties.

Other expense increased $1.8 million, or 47%, from 2007.  The increase was due to the increase in FDIC insurance premiums and additional writedowns on foreclosed properties.

The efficiency ratio measures total operating expenses as a percentage of total revenue, excluding the provision for loan losses and net securities gains or losses.  United’s efficiency ratio for the first quarter was 59.05%, compared to 56.56% for the first quarter of 2007.  The increase is primarily the result of flat net interest revenue and fee revenue, combined with a small increase in operating expenses.

Income Taxes

Income tax expense was $8.8 million for the first quarter, as compared with $11.1 million for the first quarter of 2007, representing a 35.5% and a 36.5% effective tax rate, respectively.  The effective tax rates were lower than the statutory tax rates primarily due to interest revenue on certain investment securities and loans that are exempt from income taxes, tax exempt fee revenue and tax credits received on affordable housing investments.  Additional information regarding income taxes can be found in Note 14 to the consolidated financial statements filed with United’s 2007 Form 10-K.  The decrease in the effective tax rate from 2007 to 2008 is due to the lower level of pre-tax income without a proportionate decline in tax-exempt income and tax credits.

Balance Sheet Review

Total assets at March 31, 2007 were $8.4 billion, compared with $7.2 billion at March 31, 2007.  Average total assets for the first quarter 2008 were $8.3 billion, up $1.2 billion from average assets for the first quarter of 2007.  A significant portion of the growth was the result of the Gwinnett Acquisition on June 1, 2007 which added total assets of $809 million, including intangible assets.

Loans

The following table presents a summary of the loan portfolio.

Table 7 - Loans Outstanding
(dollars in thousands)

	March 31,	December 31,	March 31,
	2008	2007	2007
By Loan Type
Commercial (secured by real estate)	$1,526,282	$1,475,930	$1,227,075
Commercial construction	548,063	527,123	462,260
Commercial (commercial and industrial)	437,220	417,715	315,246
Total commercial	2,511,565	2,420,768	2,004,581
Residential construction	1,791,338	1,829,506	1,874,000
Residential mortgage	1,490,951	1,501,916	1,353,444
Installment	173,985	177,073	170,173
Total loans	$5,967,839	$5,929,263	$5,402,198

As a percentage of total loans:
Commercial (secured by real estate)	26%	25%	23%
Commercial construction	9	9	8
Commercial (commercial and industrial)	7	7	6
Total commercial	42	41	37
Residential construction	30	31	35
Residential mortgage	25	25	25
Installment	3	3	3
Total	100%	100%	100%

By Geographic Location
Atlanta Region	$2,392,790	$2,401,649	$2,014,813
North Georgia	2,070,551	2,060,224	2,009,852
North Carolina	816,389	805,999	781,939
Coastal Georgia	439,116	415,622	372,217
Tennessee	248,993	245,769	223,377
Total loans	$5,967,839	$5,929,263	$5,402,198

Substantially all of United’s loans are to customers located in the immediate market areas of the Community Banks in Georgia, North Carolina, and Tennessee.  At March 31, 2008, total loans were $6.0 billion, an increase of $565.6 million or 10%, from March 31, 2007.  The rate of loan growth began to decline in the first quarter of 2007 and continued throughout 2007 and into 2008.  The slowdown in loan growth was due to credit deterioration in the residential construction and housing markets that resulted in part from an oversupply of lot inventory within United’s markets, which slowed construction activities and acquisition and development projects.

Asset Quality and Risk Elements

United manages asset quality and controls credit risk through review and oversight of the loan portfolio as well as adherence to policies designed to promote sound underwriting and loan monitoring practices.  United’s credit administration function is responsible for monitoring asset quality, establishing credit policies and procedures and enforcing the consistent application of these policies and procedures at all of the Community Banks.  Additional information on the credit administration function is included in Item 1 under the heading Loan Review and Non-performing Assets in United’s Annual Report on Form 10-K.

The provision for loan losses charged to earnings was based upon management’s judgment of the amount necessary to maintain the allowance at a level appropriate to absorb losses inherent in the loan portfolio at quarter-end.  The amount each period is dependent upon many factors, including growth and changes in the composition of the loan portfolio, net charge-offs, delinquencies, management’s assessment of loan portfolio quality, the value of collateral, and other economic factors and trends.  The evaluation of these factors is performed quarterly by management through an analysis of the appropriateness of the allowance for loan losses.

Reviews of non-performing loans, past due loans and larger credits, designed to identify potential charges to the allowance for loan losses, as well as determine the adequacy of the allowance, are conducted on a regular basis during the quarter.  These reviews are performed by the responsible lending officers with management, as well as a separate loan review department, and consider such factors as the financial strength of borrowers, the value of the applicable collateral, past loan loss experience, anticipated loan losses, growth in the loan portfolio, prevailing economic conditions and other factors.  United also uses external loan review to supplement the activities of the loan review department and to ensure the independence of the loan review process.

The following table presents a summary of the changes in the allowance for loan losses for the three-month periods ended March 31, 2008 and 2007.

Table 8 - Summary of Loan Loss Experience
(dollars in thousands)
	Three Months Ended
	March 31,
	2008	2007

Balance beginning of period	$89,423	$66,566
Loans charged-off	(7,502)	(1,966)
Recoveries	427	504
Net charge-offs	(7,075)	(1,462)
Provision for loan losses	7,500	3,700
Balance end of period	$89,848	$68,804

Total loans:
At period end	$5,967,839	$5,402,198
Average	5,958,296	5,402,860
As a percentage of average loans (annualized):
Net charge-offs	.48%	.11%
Provision for loan losses	.50	.27
Allowance as a percentage of period end loans	1.51	1.27
Allowance as a percentage of period end non-performing loans	133	559

Management believes that the allowance for loan losses at March 31, 2008 reflects the losses inherent in the loan portfolio.  This assessment involves uncertainty and judgment; therefore, the adequacy of the allowance for loan losses cannot be determined with precision and may be subject to change in future periods.  In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require adjustments to the provision for loan losses in future periods if, in their opinion, the results of their review warrant such additions.

Non-performing Assets

The table below summarizes non-performing assets.

Table 9 - Non-Performing Assets
(dollars in thousands)
	March 31,	December 31,	March 31,
	2008	2007	2007
Non-accrual loans	$67,728	$28,219	$12,319
Loans past due 90 days or more and still accruing	-	-	-

Total non-performing loans	67,728	28,219	12,319
Other real estate owned (OREO)	22,136	18,039	1,971

Total non-performing assets	$89,864	$46,258	$14,290

Non-performing loans as a percentage of total loans	1.13%	.48%	.23%
Non-performing assets as a percentage of loans and OREO	1.50	.78	.26
Non-performing assets as a percentage of total assets	1.07	.56	.20

Non-performing loans totaled $67.7 million, compared with $28.2 million at December 31, 2007 and $12.3 million at March 31, 2007.  The ratio of non-performing loans to total loans increased .90% from March 31, 2007 and .65% from December 31, 2007 reflecting deterioration in United’s residential construction portfolio resulting from the deteriorating housing market.  Non-performing assets, which include non-performing loans and foreclosed real estate, totaled $89.9 million at December 31, 2007, compared to $46.3 million at December 31, 2007 and $14.3 million at March 31. 2007.

United’s policy is to classify loans in non-accrual status when, in the opinion of management, the principal and interest on a loan is not likely to be repaid in accordance with the loan terms or when the loan becomes 90 days past due and is not well secured and in the process of collection.  When a loan is classified on non-accrual status, interest previously accrued but not collect is reversed against current interest revenue.  Payments received on a non-accrual loan are applied to reduce outstanding principal.

At March 31, 2008 and 2007, there were $64.5 million and $2.5 million, respectively, of loans classified as impaired under the definition outlined in SFAS No. 114 Accounting By Creditors For Impairment of a Loan.  Specific reserves allocated to these impaired loans totaled $12.0 million and $490,000 at March 31, 2008 and 2007, respectively.  The average recorded investments in impaired loans for the quarters ended March 31, 2008 and 2007 were $38.8 million and $3.3 million, respectively.  Interest revenue recognized on loans while they were impaired for the first three months of 2008 was $36,000 compared with $18,000 for the same period in 2007.

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

Total investment securities available for sale at quarter-end increased $358.0 million from a year ago.  The investment portfolio is used as a supplemental tool to stabilize interest rate sensitivity and increase net interest revenue.  At March 31, 2008, December 31, 2007, and March 31, 2007, the securities portfolio represented approximately 18.0%, 16.5% and 16.0% of the balance sheet, respectively.

The investment securities portfolio primarily consists of U.S. Government agency securities, U.S. Government sponsored agency mortgage-backed securities, non-agency mortgage-backed securities, and municipal securities.  Mortgage-backed securities rely on the underlying pools of mortgage loans to provide a cash flow of principal and interest.  The actual maturities of these securities will differ from contractual maturities because loans underlying the securities can prepay.  Decreases in interest rates will generally cause an acceleration of prepayment levels.  In a declining interest rate environment, United may not be able to reinvest the proceeds from these prepayments in assets that have comparable yields.  In a rising rate environment, the opposite occurs.  Prepayments tend to slow and the weighted average life extends.  This is referred to as extension risk which can lead to lower levels of liquidity due to the delay of cash receipts and can result in the holding of a below market yielding asset for a longer time period.

Deposits

Total deposits as of March 31, 2008 were $6.2 billion, an increase of $334 million, or 6%, from March 31, 2007.  Total non-interest-bearing demand deposit accounts of $690 million increased $14 million or 2%, and interest-bearing demand and savings accounts of $2.1 billion increased $283 million, or 15%, due primarily to the acquisition.

Total time deposits, excluding brokered deposits, as of March 31, 2008 were $2.9 billion, a decrease of $75 million, or 3%, from March 31, 2007.  Time deposits less than $100,000 totaled $1.5 billion, compared with $1.6 billion a year ago, which is a decrease of 5%.  This reflects a strategic decision by United to allow higher-priced time deposits where there was no other customer relationship to lapse.  Time deposits of $100,000 and greater totaled $1.4 billion as of March 31, 2008 and 2007, respectively.  United also takes advantage of “brokered” time deposits, issued in certificates of less than $100,000 as an alternate source of cost-effective funding.  Brokered time deposits as of March 31, 2008 were $431.5 million, compared with $319.1 million at March 31, 2007, an increase of 35%.

Wholesale Funding

At March 31, 2008, the Bank was a shareholder in a Federal Home Loan Bank (“FHLB”.)  Through this affiliation, FHLB secured advances totaled $615.3 million and $464.1 million as of March 31, 2008 and 2007, respectively.  United anticipates continued use of this short and long-term source of funds.  FHLB advances outstanding at March 31, 2008 had both fixed and floating interest rates up to 5.51%.  Additional information regarding FHLB advances, including scheduled maturities, is provided in Note 10 to the consolidated financial statements included in United’s 2007 Form 10-K.

At March 31, 2008, United had $532.9 million in Federal funds purchased, repurchase agreements, and other short-term borrowings outstanding, compared to $77.4 million outstanding at March 31, 2007.  United takes advantage of these additional sources of liquidity when rates are favorable compared to other forms of short-term borrowings, such as FHLB advances and brokered deposits.

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

One of the tools management utilizes to estimate the sensitivity of net interest revenue to changes in interest rates is an interest rate simulation model.  Such estimates are based upon a number of assumptions for various scenarios, including the level of balance sheet growth, deposit repricing characteristics and the rate of prepayments.  The simulation model measures the potential change in net interest revenue over a twelve-month period under various interest rate scenarios.  United’s baseline scenario assumes rates remain flat (“flat rate scenario”) over the next twelve months and is the scenario that all others are compared to in order to measure the change in net interest revenue.  United runs ramp scenarios that assume gradual increases and decreases of 200 basis points each over the next twelve months.  United’s policy for net interest revenue simulation is limited to a change from the flat rate scenario of less than 10% for the up or down 200 basis point ramp scenarios over twelve months.  At March 31, 2008, United’s simulation model indicated that a 200 basis point increase in rates over the next twelve months would cause an approximate 1.9% increase in net interest revenue and a 200 basis point decrease in rates over the next twelve months would cause an approximate 1.4% decrease in net interest revenue.

In order to manage its interest rate sensitivity, United uses off-balance sheet contracts that are considered derivative financial instruments. Derivative financial instruments can be a cost and capital effective means of modifying the repricing characteristics of on-balance sheet assets and liabilities.  At March 31, 2008, United was a party to interest rate swap contracts under which it pays a variable rate and receives a fixed rate, and interest rate floor contracts in which United pays a premium to a counterparty who agrees to pay United the difference between a variable rate and a strike rate if the variable rate falls below the strike rate.

The following table presents the interest rate swap contracts outstanding at March 31, 2008.

Table 10 - Derivative Financial Instruments
As of March 31, 2008
(dollars in thousands)
Type/Maturity	Notional Amount	Rate Received / Floor Rate	Rate Paid	Fair Value (8)
Fair Value Hedges:
LIBOR Swaps (Brokered CDs)
June 18, 2008 (1)	$20,000	5.15%	2.78%	$118
September 29, 2008 (2)	10,000	5.25	2.70	140
November 3, 2008 (3)	10,000	5.00	2.44	171
April 17, 2013 (4)	15,000	5.20	2.71	17
Total:	55,000	5.15	2.68	446
LIBOR Swaps (FHLB Advances)
January 5, 2009 (4)	25,000	5.06	2.60	547
March 2, 2009 (5)	25,000	4.90	3.14	652
Total:	50,000	4.98	2.87	1,199
Total Fair Value Hedges	105,000	5.07	2.77	1,645
Cash Flow Hedges:
Prime Swaps (Prime Loans) (6)
April 17, 2008	50,000	8.25	5.25	64
April 17, 2008	50,000	8.25	5.25	64
May 1, 2008	50,000	8.33	5.25	126
May 1, 2008	50,000	8.34	5.25	126
August 4, 2008	50,000	8.32	5.25	515
November 4, 2008	100,000	8.32	5.25	1,856
February 1, 2009	25,000	8.31	5.25	666
May 4, 2009	30,000	8.29	5.25	1,054
June 11, 2010	25,000	8.26	5.25	1,657
June 13, 2011	25,000	6.72	5.25	864
December 12, 2011	25,000	6.86	5.25	749
March 12, 2012	50,000	6.87	5.25	2,108
March 27, 2012	50,000	6.76	5.25	1,896
March 27, 2012	50,000	6.72	5.25	1,807
March 31, 2013	50,000	6.26	5.25	693
Total:	680,000	7.70	5.25	14,245
Prime Floors (Prime Loans) (7)
February 1, 2009	25,000	8.75		821
May 1, 2009	25,000	8.75		1,054
August 1, 2009	75,000	8.75		3,856
November 1, 2009	75,000	8.75		4,491
February 4, 2010	100,000	8.75		6,766
May 4, 2010	100,000	8.75		7,457
August 1, 2010	50,000	8.75		4,061
August 4, 2010	50,000	8.75		4,058
Total:	500,000			32,564
Total Cash Flow Hedges:	1,180,000			46,809
Total Derivative Contracts	$1,285,000			$48,454

(1) Rate Paid equals 1-Month LIBOR minus .2725	(5) Rate Paid equals 1-Month LIBOR minus .1280
(2) Rate Paid equals 1-Month LIBOR minus .0075	(6) Rate Paid equals Prime rate as of March 31, 2008
(3) Rate Paid equals 1-Month LIBOR minus .3435	(7) Floor contracts receive cash payments equal to the floor rate less the prime rate.
(4) Rate Paid equals 1-Month LIBOR minus .1101	(8) Excludes accrued interest

United’s derivative financial instruments are classified as either cash flow or fair value hedges.  The change in fair value of cash flow hedges is recognized in other comprehensive income.  Fair value hedges recognize currently in earnings both the effect of the change in the fair value of the derivative financial instrument and the offsetting effect of the change in fair value of the hedged asset or liability associated with the particular risk of that asset or liability being hedged.  At March 31, 2008, United had interest rate swap contracts with a total notional amount of $680 million that were designated as cash flow hedges of prime-based loans.  United had interest rate floor contracts with a total notional of $500 million that were also designated as cash flow hedges of prime-based loans.  United also had receive fixed, pay LIBOR swap contracts with a total notional of $105 million that were accounted for as fair value hedges of brokered deposits and fixed-rate FHLB advances.

United’s policy requires all derivative financial instruments be used only for asset/liability management through the hedging of specific transactions or positions, and not for trading or speculative purposes.  Management believes that the risk associated with using derivative financial instruments to mitigate interest rate risk sensitivity is minimal and should not have any material unintended effect on the financial condition or results of operations.  In order to mitigate potential credit risk, from time to time United may require the counterparties to derivative contracts to pledge securities as collateral to cover the net exposure.

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

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and the maturities and sales of securities.  Mortgage loans held for sale totaled $28.5 million at March 31, 2008, and typically turn over every 45 days as the closed loans are sold to investors in the secondary market.

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

United has available a line of credit and a joint credit agreement at its holding company with other financial institutions totaling $80 million.  At March 31, 2008, United had no balances outstanding on those lines.  United had sufficient qualifying collateral to increase FHLB advances by $596 million at March 31, 2008.  United’s internal policy limits brokered deposits to 25% of total non-brokered deposits.  At March 31, 2008, United had the capacity to increase brokered deposits by $1.0 billion and still remain within this limit.  Also, United had sufficient qualifying assets pledged to the Federal Reserve under the Term Auction Facility to increase short-term borrowings by $86 million.

As disclosed in United's consolidated statement of cash flows, net cash provided by operating activities was $31.8 million for the three months ended March 31, 2008.  The major contributors in this category were net income of $16.1 million, plus non-cash expenses for depreciation, amortization and accretion of $3.6 million, provision for loan losses of $7.5 million, stock based compensation of $975,000, a decrease in other assets and accrued interest receivable of $8.9 million, offset by a decrease of accrued expenses and other liabilities of $4.8 million.  Net cash used by investing activities of $154.7 million consisted primarily of a net increase in loans totaling $63.1 million, purchases of premises and equipment of $3.8 million, and $296.2 million used to purchase investment securities, partially offset by proceeds from sales of securities of $25.0 million, maturities and calls of investment securities of $175.0 million, and sales of other real estate of $8.2 million.  Net cash provided by financing activities of $86.3 million consisted primarily of a net increase in deposits of $99.9 million and a net increase in FHLB advances of $95.0 million, offset by a net decrease of $105.6 million in federal funds purchased, repurchase agreements, and other short-term borrowings and cash dividends paid of $4.2 million.  In the opinion of management, the liquidity position at March 31, 2008 is sufficient to meet its expected cash flow requirements.

Capital Resources and Dividends

Shareholders' equity at March 31, 2008 was $871.5 million, an increase of $233 million, or 36%, from March 31, 2007.  Accumulated other comprehensive income (loss) is not included in the calculation of regulatory capital adequacy ratios.  Excluding the change in the accumulated other comprehensive income (loss), shareholders’ equity increased $193 million, or 30%, from March 31, 2007.  Dividends of $4.2 million, or $.09 per share, were declared on common stock during the first quarter of 2008, an increase of 9% from the amount declared in the same period in 2007 due to an increase in the number of outstanding shares.  The dividend payout ratio was 26% for the first quarter of 2008, compared to 20% for the first quarter of 2007.  Although, United retains a portion of its earnings in order to provide a cost effective source of capital for continued growth and expansion, United recognizes that cash dividends are an important component of shareholder value, and therefore, provides for cash dividends when earnings and capital levels permit.

United’s Board of Directors has authorized the repurchase of United’s outstanding common stock for the general corporate purposes.  At March 31, 2008, 1,000,000 shares remained available to be repurchased under the current 3,000,000 share authorization through December 31, 2008.  During the first quarter of 2008, optionees delivered 5,179 shares to exercise stock options.

United’s common stock trades on the Nasdaq Global Select Market under the symbol “UCBI”.  Below is a quarterly schedule of high, low and closing stock prices and average daily volume for 2008 and 2007.

Table 11 - Stock Price Information

	2008				2007
				Avg Daily				Avg Daily
	High	Low	Close	Volume	High	Low	Close	Volume

First quarter	$20.80	$13.38	$16.98	441,659	$34.98	$30.81	$32.79	232,269
Second quarter					33.03	25.80	25.89	266,682
Third quarter					27.50	22.16	24.52	346,596
Fourth quarter					25.73	15.13	15.80	421,910

The following table presents the quarterly cash dividends declared in 2008 and 2007 and the respective payout ratios as a percentage of basic earnings per share, which excludes merger-related charges.

Table 12 - Dividend Payout Information

	2008		2007
	Dividend	Payout %	Dividend	Payout %

First quarter	$.09	26	$.09	20
Second quarter			.09	19	*
Third quarter			.09	19
Fourth quarter			.09	69	*

* Based on basic operating earnings per share which excludes the effect of the $15 million special fraud-related provision for loan losses in the second quarter of 2007 and $3 million in the fourth quarter of 2007.  Including the special provisions, the dividend payout ratio was 35% and 100%, respectively, for the second and fourth quarters of 2007.

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

The following table shows United’s capital ratios, as calculated under regulatory guidelines, at March 31, 2008 and 2007.

Table 13 - Capital Ratios
(dollars in thousands)

	2008		2007
	Actual	Regulatory	Actual	Regulatory
	Amount	Minimum	Amount	Minimum

Tier I Leverage:
Amount	$555,126	$239,641	$523,749	$207,863
Ratio	6.95%	3.00%	7.56%	3.00%

Tier I Risk-Based:
Amount	$555,126	$252,806	$523,749	$224,610
Ratio	8.78%	4.00%	9.33%	4.00%

Total Risk-Based:
Amount	$694,462	$505,613	$659,053	$449,220
Ratio	10.99%	8.00%	11.74%	8.00%

United's Tier I capital excludes other comprehensive income, and consists of stockholders' equity and qualifying capital securities less goodwill and deposit-based intangibles.  Tier II capital components include supplemental capital items such as a qualifying allowance for loan losses and qualifying subordinated debt.  Tier I capital plus Tier II capital components is referred to as Total Risk-Based capital.

The capital ratios of United and the Banks currently exceed the minimum ratios as defined by federal regulators.  United monitors these ratios to ensure that United and the Banks remain above regulatory minimum guidelines.

 Effect of Inflation and Changing Prices

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

There have been no material changes in United’s quantitative and qualitative disclosures about market risk as of March 31, 2008 from that presented in the Annual Report on Form 10-K for the year ended December 31, 2007.  The interest rate sensitivity position at March 31, 2008 is included in management’s discussion and analysis on page 24 of this report.

Item 4.  Controls and Procedures

United’s management, including the Chief Executive Officer and Chief Financial Officer, supervised and participated in an evaluation of the company’s disclosure controls and procedures as of March 31, 2008.  Based on, and as of the date of, that evaluation, United’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective in accumulating and communicating information to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures of that information under the Securities and Exchange Commission’s rules and forms and that the disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports that are filed or submitted by United under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Item 1A.  Risk Factors

There have been no material changes from the risk factors previously disclosed in United’s Form 10-K for the year ended December 31, 2007.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds – None

Item 3.     Defaults upon Senior Securities – None

Item 4.     Submission of Matters to a Vote of Security Holders – None

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

Date: May 7, 2008