Form 10-Q
period 2008-06-30
UNITED COMMUNITY BANKS INC
filed 2008-08-08
CIK 857855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
YES ☐ NO ☑
Common stock, par value $1 per share: 47,095,991 shares outstanding as of June 30, 2008

Part I — Financial Information
Item 1 — Financial Statements
UNITED COMMUNITY BANKS, INC.
Consolidated Statement of Income (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2008	2007	2008	2007

Interest revenue:
Loans, including fees	$97,051	$119,799	$206,317	$233,872
Investment securities:
Taxable	18,879	15,476	37,507	29,444
Tax exempt	398	438	792	885
Federal funds sold and deposits in banks	50	80	272	138

Total interest revenue	116,378	135,793	244,888	264,339

Interest expense:
Deposits:
NOW	7,216	11,470	15,803	22,097
Money market	2,310	3,540	5,223	6,080
Savings	180	374	407	683
Time	38,828	41,979	77,712	83,604

Total deposit interest expense	48,534	57,363	99,145	112,464
Federal funds purchased, repurchase agreements, & other short-term borrowings	1,820	3,671	6,138	5,488
Federal Home Loan Bank advances	2,818	5,035	8,563	9,836
Long-term debt	2,059	2,201	4,139	4,405

Total interest expense	55,231	68,270	117,985	132,193

Net interest revenue	61,147	67,523	126,903	132,146
Provision for loan losses	15,500	18,700	23,000	22,400

Net interest revenue after provision for loan losses	45,647	48,823	103,903	109,746

Fee revenue:
Service charges and fees	7,957	7,975	15,770	15,228
Mortgage loan and other related fees	2,202	2,476	4,165	4,699
Consulting fees	2,252	2,241	4,059	3,988
Brokerage fees	814	1,192	1,907	2,136
Securities gains, net	357	1,386	357	1,593
Losses on prepayment of borrowings	—	(1,164)	—	(1,164)
Other	1,523	2,448	3,044	4,456

Total fee revenue	15,105	16,554	29,302	30,936

Total revenue	60,752	65,377	133,205	140,682

Operating expenses:
Salaries and employee benefits	28,753	30,022	57,507	58,339
Communications and equipment	3,852	3,845	7,684	7,657
Occupancy	3,704	3,316	7,420	6,507
Advertising and public relations	2,009	2,098	3,360	4,114
Postage, printing and supplies	1,448	1,680	3,040	3,340
Professional fees	1,679	2,010	3,600	3,489
Amortization of intangibles	745	633	1,512	1,197
Other	7,571	4,098	13,167	7,900

Total operating expenses	49,761	47,702	97,290	92,543

Income before income taxes	10,991	17,675	35,915	48,139
Income taxes	3,898	5,764	12,744	16,883

Net income	$7,093	$11,911	$23,171	$31,256

Net income available to common shareholders	$7,089	$11,906	$23,163	$31,246

Earnings per common share:
Basic	$.15	$.26	$.49	$.71
Diluted	.15	.26	.49	.70
Dividends per common share	.09	.09	.18	.18
Weighted average common shares outstanding:
Basic	47,060	44,949	47,013	43,980
Diluted	47,249	45,761	47,260	44,842
See notes to Consolidated Financial Statements

UNITED COMMUNITY BANKS, INC.
Consolidated Balance Sheet

	June 30,	December 31,	June 30,
(in thousands, except share and per share data)	2008	2007	2007
	(unaudited)	(audited)	(unaudited)

ASSETS

Cash and due from banks	$176,240	$157,549	$171,095
Interest-bearing deposits in banks	12,455	62,074	23,146

Cash and cash equivalents	188,695	219,623	194,241

Securities available for sale	1,430,588	1,356,846	1,213,659
Mortgage loans held for sale	27,094	28,004	30,615
Loans, net of unearned income	5,933,141	5,929,263	5,999,093
Less allowance for loan losses	91,035	89,423	92,471

Loans, net	5,842,106	5,839,840	5,906,622

Premises and equipment, net	181,395	180,088	171,327
Accrued interest receivable	50,399	62,828	64,538
Goodwill and other intangible assets	323,296	325,305	326,467
Other assets	220,478	194,768	180,198

Total assets	$8,264,051	$8,207,302	$8,087,667

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand	$696,575	$700,941	$773,435
NOW	1,541,609	1,474,818	1,447,789
Money market	418,935	452,917	504,730
Savings	187,088	186,392	207,468
Time:
Less than $100,000	1,744,217	1,573,604	1,651,486
Greater than $100,000	1,573,078	1,364,763	1,428,841
Brokered	534,954	322,516	347,520

Total deposits	6,696,456	6,075,951	6,361,269

Federal funds purchased, repurchase agreements, and other short-term borrowings	288,650	638,462	238,429
Federal Home Loan Bank advances	285,807	519,782	499,060
Long-term debt	107,996	107,996	113,151
Accrued expenses and other liabilities	47,252	33,209	47,027

Total liabilities	7,426,161	7,375,400	7,258,936

Shareholders’ equity:
Preferred stock, $1 par value; $10 stated value; 10,000,000 shares authorized; 25,800, 25,800 and 32,200 shares issued and outstanding	258	258	322
Common stock, $1 par value; 100,000,000 shares authorized; 48,809,301, 48,809,301 and 48,781,351 shares issued	48,809	48,809	48,781
Common stock issuable; 105,579, 73,250 and 60,761 shares	2,696	2,100	1,816
Capital surplus	462,939	462,881	461,226
Retained earnings	362,089	347,391	329,229
Treasury stock; 1,713,310 and 1,905,921 shares, at cost	(39,222)	(43,798)	—
Accumulated other comprehensive income (loss)	321	14,261	(12,643)

Total shareholders’ equity	837,890	831,902	828,731

Total liabilities and shareholders’ equity	$8,264,051	$8,207,302	$8,087,667

See notes to Consolidated Financial Statements

UNITED COMMUNITY BANKS, INC.
Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)
For the Six Months Ended June 30,

							Accumulated
			Common				Other
	Preferred	Common	Stock	Capital	Retained	Treasury	Comprehensive
(in thousands, except share and per share data)	Stock	Stock	Issuable	Surplus	Earnings	Stock	Income (Loss)	Total

Balance, December 31, 2006	$322	$42,891	$862	$270,383	$306,261	$—	$(3,952)	$616,767

Comprehensive income:
Net income					31,256			31,256
Other comprehensive income:
Unrealized holding losses on available for sale securities, net of deferred tax benefit and reclassification adjustment							(5,517)	(5,517)
Unrealized losses on derivative financial instruments qualifying as cash flow hedges, net of deferred tax benefit							(3,174)	(3,174)

Comprehensive income					31,256		(8,691)	22,565
Cash dividends declared on common stock ($.18 per share)					(8,278)			(8,278)
Common stock issued for acquisitions ( 5,691,948 shares)		5,692		185,649				191,341
Exercise of stock options (78,228 shares)		78		722				800
Common stock issued to Dividend Reinvestment Plan and employee benefit plans (90,002 shares)		90		2,791				2,881
Amortization of stock option and restricted stock awards				1,630				1,630
Vesting of restricted stock (30,310 shares issued, 2,750 shares deferred)		30	81	(111)				—
Deferred compensation plan, net, including dividend equivalents			873					873
Tax benefit from options exercised				162				162
Dividends declared on preferred stock ($.30 per share)					(10)			(10)

Balance, June 30, 2007	$322	$48,781	$1,816	$461,226	$329,229	$—	$(12,643)	$828,731

Balance, December 31, 2007	$258	$48,809	$2,100	$462,881	$347,391	$(43,798)	$14,261	$831,902

Comprehensive income:
Net income					23,171			23,171
Other comprehensive income:
Unrealized holding losses on available for sale securities, net of deferred tax benefit and reclassification adjustment							(15,203)	(15,203)
Unrealized gains on derivative financial instruments qualifying as cash flow hedges, net of deferred tax expense							1,263	1,263

Comprehensive income					23,171		(13,940)	9,231
Cash dividends declared on common stock ($.18 per share)					(8,465)			(8,465)
Exercise of stock options (62,860 shares)				(717)		1,529		812
Common stock issued to Dividend Reinvestment Plan and employee benefit plans (113,047 shares)				(1,024)		2,648		1,624
Amortization of stock options and restricted stock				1,944				1,944
Vesting of restricted stock (15,159 shares issued, 8,700 shares deferred)			264	(626)		362		—
Deferred compensation plan, net, including dividend equivalents			374					374
Shares issued from deferred compensation plan (1,545 shares)				(42)	5		37	—
Tax benefit from options exercised				476				476
Dividends declared on preferred stock ($.30 per share)					(8)			(8)

Balance, June 30, 2008	$258	$48,809	$2,696	$462,939	$362,089	$(39,222)	$321	$837,890

Comprehensive loss for the second quarter of 2008 was $31,569,000 and comprehensive income for the second quarter of 2007 was $511,000.
See notes to Consolidated Financial Statements

UNITED COMMUNITY BANKS, INC.
Consolidated Statement of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
(in thousands)	2008	2007
Operating activities, net of effect of business combinations:
Net income	$23,171	$31,256
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	7,211	6,728
Provision for loan losses	23,000	22,400
Stock based compensation	1,944	1,630
Gain on sale of securities available for sale	(357)	(1,593)
Gain on sale of other assets	(29)	(210)
Loss on prepayment of borrowings	—	1,164
Changes in assets and liabilities:
Other assets and accrued interest receivable	(14,055)	(5,732)
Accrued expenses and other liabilities	25,309	(13,319)
Mortgage loans held for sale	910	4,710

Net cash provided by operating activities	67,104	47,034

Investing activities, net of effect of business combinations:
Proceeds from sales of securities available for sale	79,735	44,150
Proceeds from maturities and calls of securities available for sale	344,597	187,556
Purchases of securities available for sale	(511,626)	(300,857)
Net increase in loans	(65,062)	(113,609)
Purchase of Bank Owned Life Insurance (BOLI)	—	(50,000)
Proceeds from sales of premises and equipment	323	662
Purchases of premises and equipment	(7,291)	(20,357)
Net cash paid for acquisitions	—	(4,346)
Proceeds from sale of other real estate	30,636	7,799

Net cash used by investing activities	(128,688)	(249,002)

Financing activities, net of effect of business combinations:
Net change in deposits	620,505	20,538
Net change in federal funds purchased, repurchase agreements, and other short-term borrowings	(349,812)	209,200
Proceeds from FHLB advances	400,000	750,000
Repayments of FHLB advances	(634,000)	(751,164)
Proceeds from exercise of stock options	812	800
Proceeds from issuance of common stock for dividend reinvestment and employee benefit plans	1,624	2,881
Cash dividends on common stock	(8,465)	(7,320)
Cash dividends on preferred stock	(8)	(10)

Net cash provided by financing activities	30,656	224,925

Net change in cash and cash equivalents	(30,928)	22,957

Cash and cash equivalents at beginning of period	219,623	171,284

Cash and cash equivalents at end of period	$188,695	$194,241

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$120,314	$130,527
Income taxes	20,098	26,984
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
Note 2 — Stock-Based Compensation
United has an equity compensation plan that allows for grants of incentive stock options, nonqualified stock options, restricted stock awards (also referred to as “nonvested stock” awards), stock awards, performance share awards or stock appreciation rights. Options granted under the plan can have an exercise price no less than the fair market value of the underlying stock at the date of grant. The general terms of the plan include a vesting period (usually four years) with an exercisable period not to exceed ten years. Certain option and restricted stock awards provide for accelerated vesting if there is a change in control (as defined in the plan). As of June 30, 2008, approximately 1,378,000 additional awards could be granted under the plan. Through June 30, 2008, only incentive stock options, nonqualified stock options and restricted stock awards had been granted under the plan.
The following table shows stock option activity for the first six months of 2008.

			Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinisic
		Average Exercise	Contractual	Value
Options	Shares	Price	Term (Years)	($000)

Outstanding at December 31, 2007	2,912,557	$21.57
Granted	582,750	13.79
Exercised	(68,039)	13.51
Forfeited	(53,175)	28.50
Expired	(23,275)	24.21

Outstanding at June 30, 2008	3,350,818	$20.26	6.5	$74

Exercisable at June 30, 2008	2,025,341	$18.88	4.9	$74

The weighted average fair value of stock options granted in the second quarter of 2008 and 2007 was $2.93 and $8.30, respectively. The fair value of each option granted was estimated on the date of grant using the Black-Scholes model. Because United’s option plan has not been in place long enough to gather sufficient information about exercise patterns to establish an expected life, United uses the formula provided by the Securities and Exchange Commission in Staff Accounting Bulletin No. 107 to determine the expected life of options. The key assumptions used to determine the fair value of stock options are presented in the table below.

	Six Months Ended
	June 30,
	2008	2007

Expected volatility	23.4%	20%
Expected dividend yield	2.1% to 3.6%	1.1% to 1.2%
Expected life (in years)	6.25	6.25 to 6.50
Risk-free rate	2.9% to 3.9%	4.6% to 4.9%

United’s stock trading history began in March of 2002 when United listed on the Nasdaq National Market. For 2008 and 2007, expected volatility was determined using United’s historical monthly volatility over the period beginning in March of 2002 through the end of the last completed year. Compensation expense for stock options was $1.1 million and $1.0 million for the six months ended June 30, 2008 and 2007, respectively, which was net of deferred tax benefits of $445,000 and $293,000, respectively. The amount of compensation expense for both periods was determined based on the fair value of the options at the time of grant, multiplied by the number of options granted that were expected to vest, which was then amortized, net of any applicable tax benefit, over the vesting period. The forfeiture rate for options is estimated to be approximately 3% per year. The total intrinsic value of options exercised during the six months ended June 30, 2008 and 2007 was $277,000 and $1.8 million, respectively.
The table below presents the activity in restricted stock awards for the first six months of 2008.

		Weighted-
		Average Grant-
Restricted Stock	Shares	Date Fair Value

Outstanding at December 31, 2007	84,413	$29.26
Granted	29,597	14.11
Vested	(23,859)	26.95
Cancelled	(3,000)	30.10

Outstanding at June 30, 2008	87,151	$24.72

Compensation expense for restricted stock is based on the fair value of restricted stock awards at the time of grant, which is equal to the value of United’s common stock on the date of grant. The value of restricted stock grants that are expected to vest is amortized into expense over the vesting period. For the six months ended June 30, 2008 and 2007, compensation expense of $441,000 and $324,000, respectively, was recognized related to restricted stock awards. The total intrinsic value of the restricted stock was $743,000 at June 30, 2008.
As of June 30, 2008, there was $8.9 million of unrecognized compensation cost related to nonvested stock options and restricted stock awards granted under the plan. That cost is expected to be recognized over a weighted-average period of 1.5 years. The aggregate grant date fair value of options and restricted stock awards that vested during the six months ended June 30, 2008, was $3.5 million.
Note 3 — Common Stock Issued / Common Stock Issuable
United provides a Dividend Reinvestment and Share Purchase Plan (DRIP) to its shareholders. Under the DRIP, shareholders of record can voluntarily reinvest all or a portion of their cash dividends into shares of United’s common stock, as well as purchase additional stock through the plan with cash. United’s 401(k) retirement plan regularly purchases shares of United’s common stock directly from United. In addition, United has an Employee Stock Purchase Program (ESPP) that allows eligible employees to purchase shares of common stock at a 5% discount, with no commission charges. For the six months ended June 30, 2008 and 2007, United issued 113,047 and 90,002 shares, respectively, and increased capital by $1.6 million and $2.9 million, respectively, through these programs.
In the fourth quarter of 2005, United began offering its common stock as an investment option in its deferred compensation plan. The common stock component of the deferred compensation plan is accounted for as an equity instrument and is reflected in the consolidated financial statements as common stock issuable. At June 30, 2008 and 2007, 105,579 and 60,761 shares, respectively, are issuable under the deferred compensation plan.

Note 4 — Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share for the three months and six months ended June 30.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2008	2007	2008	2007

Net income available to common shareholders	$7,089	$11,906	$23,163	$31,246

Weighted average shares outstanding:
Basic	47,060	44,949	47,013	43,980
Effect of dilutive securities
Stock options and restricted stock	91	760	155	819
Common stock issuable under deferred compensation plan	98	52	92	43

Diluted	47,249	45,761	47,260	44,842

Earnings per common share:
Basic	$.15	$.26	$.49	$.71

Diluted	$.15	$.26	$.49	$.70

Note 5 — Mergers and Acquisitions
On June 1, 2007, United acquired 100 percent of the outstanding common shares of Gwinnett Commercial Group, Inc. (Gwinnett), a community bank holding company headquartered in Lawrenceville, Georgia. Gwinnett’s results of operations are included in consolidated financial results from the acquisition date. Gwinnett was the parent company of First Bank of the South, a community bank with five full service banking offices serving the north metro Atlanta counties of Gwinnett, DeKalb and north Fulton and a commercial loan office in Walton County. United has continued to expand its presence in metropolitan Atlanta and the acquisition of Gwinnett accomplished a long-standing strategic goal of encircling metro Atlanta. Additionally, Gwinnett brought strong commercial lending experience to better diversify United’s business mix. The aggregate purchase price was approximately $222.9 million, including 5,691,948 shares of United’s common stock and $31.5 million in cash that was exchanged for all of the outstanding common shares and options to purchase common shares of Gwinnett. The value of the common stock issued of $33.62 per share was determined based on the average of the closing market price of United’s common shares over the period beginning two days before and ending two days after the terms of the acquisition were agreed to and announced.
The financial information below presents the pro forma earnings of United assuming that the results of operations of Gwinnett were included in consolidated earnings for the three and six months ended June 30.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Total revenue	$60,752	$69,221	$133,205	$151,930
Net income	7,093	13,016	23,171	35,514

Diluted earnings per common share	.15	.26	.49	.72
Note 6 — Assets and Liabilities Measured at Fair Value
On January 1, 2008, United adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.

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

The following is a description of valuation methodologies used for assets and liabilities recorded at fair value.
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

Loans
United does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, Accounting by Creditors for Impairment of a Loan, (SFAS 114). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2008, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, United records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, United records the impaired loan as nonrecurring Level 3.
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
The fair values of interest rate options are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates fell below the strike rate of the floors. The variable interest rates used in the calculation of projected receipts on the floor are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. To comply with the provisions of SFAS No. 157, United incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, United has considered the effect of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.
Although United has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2008, United has assessed the significance of the effect of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, United has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The table below presents United’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.

(in thousands)				Balance at
Description	Level 1	Level 2	Level 3	June 30, 2008
Assets
Securities available for sale	$—	$1,430,588	$—	$1,430,588
Deferred compensation plan assets	4,949	—	—	4,949
Derivative financial instruments	—	28,461	—	28,461

Total	$4,949	$1,459,049	$—	$1,463,998

Liabilities
Deferred compensation plan liability	$4,949	$—	$—	$4,949

Total liabilities	$4,949	$—	$—	$4,949

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
United may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. Generally Accepted Accounting Principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. The table below presents United’s assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.

(in thousands)				Balance at
Description	Level 1	Level 2	Level 3	June 30, 2008
Assets
Loans	$—	$—	$55,321	$55,321
Foreclosed assets	—	—	17,567	17,567

Total	$—	$—	$72,888	$72,888

Note 7 — Recent Accounting Pronouncements
In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) 140-3 Accounting for Transfers of Financial Assets and Repurchase Financing Transactions. This statement provides guidance regarding the accounting for a transfer of a financial asset and repurchase financing where the counterparties for both transactions are the same. In these circumstances, certain criteria must be met in order to not account for the transactions as a linked transaction. This FSP becomes effective for fiscal years and interim periods within those fiscal years, beginning on or after November 15, 2008. United does not anticipate that this FSP will have a material effect on United’s financial position, results of operations, or disclosures.
In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (SFAS No. 161), Disclosures about Derivative Instruments and Hedging Activities. This statement requires an entity to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related items are accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement is intended to enhance the current disclosure framework in SFAS 133, by requiring the objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This statement becomes effective for fiscal years and interim periods beginning within those years after November 15, 2008. As this statement is related to disclosures only, United does not anticipate that adoption of this standard will have a material effect on United’s financial position or results of operations.

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
This Form 10-Q contains forward-looking statements regarding United Community Banks, Inc. (“United”), including, without limitation, statements relating to United’s expectations with respect to revenue, credit losses, levels of nonperforming assets, expenses, earnings and other measures of financial performance. Words such as “may”, “could”, “would”, “should”, “believes”, “expects”, “anticipates”, “estimates”, “intends”, “plans”, “targets” or similar expressions are intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and involve certain risks and uncertainties that are subject to change based on various factors (many of which are beyond United’s control). The following factors, among others, could cause United’s financial performance to differ materially from the expectations expressed in such forward-looking statements:
•	our recent operating results may not be indicative of future operating results;
•	our business is subject to the success of the local economies in which we operate;
•	our concentration of construction and land development loans is subject to unique risks that could adversely affect our earnings;
•	we may face risks with respect to future expansion and acquisitions or mergers;
•	changes in prevailing interest rates may negatively affect our net income and the value of our assets;
•	if our allowance for loan losses is not sufficient to cover actual loan losses, our earnings would decrease;
•	we may be subject to losses due to fraudulent and negligent conduct of our loan customers, third party service providers or employees;
•	competition from financial institutions and other financial service providers may adversely affect our profitability;
•	business increases, productivity gains and other investments are lower than expected or do not occur as quickly as anticipated;
•	competitive pressures among financial services companies increase significantly;
•	the success of our business strategy;
•	the strength of the United States economy in general changes;
•	change in trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System;
•	inflation or market conditions fluctuate;
•	conditions in the stock market, the public debt market and other capital markets deteriorate;
•	financial services laws and regulations change;
•	technology changes and United fails to adapt to those changes;
•	consumer spending and saving habits change;
•	unanticipated regulatory or judicial proceedings occur; and
•	United is unsuccessful at managing the risks involved in the foregoing.
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
United is a bank holding company registered with the Federal Reserve under the Bank Holding Company Act of 1956 that was incorporated under the laws of the state of Georgia in 1987 and commenced operations in 1988. At June 30, 2008, United had total consolidated assets of $8.3 billion, total loans of $5.9 billion, total deposits of $6.7 billion and stockholders’ equity of $837.9 million.
United activities are primarily conducted by its wholly-owned Georgia banking subsidiary (the “Bank”) and Brintech, Inc., a consulting firm providing professional services to the financial services industry. The Bank operations are conducted under a community bank model that operates 27 “community banks” with local bank presidents and boards in north Georgia, the Atlanta metropolitan statistical area (“MSA”), the Gainesville MSA, coastal Georgia, western North Carolina, and east Tennessee.

Net income for the second quarter of 2007 included a special $15 million provision for fraud related loan losses involving two failed real estate developments near Spruce Pine, North Carolina. The after-tax effect of this provision was $9.2 million, or $.20 per diluted share. Because management believes these losses are an isolated and non-recurring event, we will highlight operating earnings information, which excludes the special provision to provide a better understanding of our ongoing earnings and credit trends.
Net operating income was $7.1 million for the second quarter of 2008, a decrease of 66% from the $21.1 million for the second quarter of 2007. Diluted operating earnings per common share was $.15 for the second quarter of 2008, a decrease of 67% from the $.46 for the second quarter of 2007. Operating return on tangible equity for the second quarter of 2008 was 5.86%, compared to 17.52% for the second quarter of 2007. Operating return on assets for the second quarter of 2008 was .34% as compared to 1.12% for the second quarter of 2007.
Net operating income was $23.2 million for the six months ended June 30, 2008, a decrease of 43% from the $40.4 million for the six months ended June 30, 2007. Diluted operating earnings per common share was $.49 for the six months ended June 30, 2008, a decrease of 46% from the $.90 for the six months ended June 30, 2007. Operating return on tangible equity for the six months ended June 30, 2008 was 9.46%, compared to 17.36% for the six months ended June 30, 2007. Operating return on assets for the six months ended June 30, 2008 was .56% as compared to 1.12% for the six months ended June 30, 2007.
Earnings decreased primarily as a result of higher credit costs and margin compression due to competitive deposit pricing and higher levels of non-performing assets. Housing starts remain at low levels, leaving a surplus of lot inventory in our footprint, most notably in the Atlanta MSA. This increase in lot inventory negatively affects both the cash flows of our residential construction and land development customers, and the demand for new land development loans.
Nonperforming assets increased to 1.84% of total assets as of June 30, 2008, a significant increase from .54% as of June 30, 2007. This increase is a reflection of the downstream effects of the lot inventory buildup in the Atlanta MSA, which itself is indicative of the regional economic slowdown that is occurring in much of the Southeast. To date, the rise in nonperforming assets has been mostly confined to the residential construction portfolio and predominantly within the Atlanta MSA.
Fee revenue decreased $1.4 million, or 9%, from the second quarter of 2007. Although service charges and fees and consulting fees remained near the same level as the second quarter of 2007, mortgage fees and brokerage fees saw declines reflecting the slow housing market and declining conditions in the financial markets. Other fee revenue was down from a year ago, primarily due to gains from the sale of foreclosed properties realized in the second quarter of 2007 and higher income from bank owned life insurance and deferred compensation plan assets in the second quarter of 2007.
Operating expenses increased $2.1 million, or 4%, from the second quarter of 2007, primarily due to higher expenses and losses on foreclosed real estate properties, higher FDIC insurance premiums and the additional operating expenses related to First Bank of the South. Because the acquisition of First Bank of the South occurred on June 1, 2007, second quarter 2007 expenses include only one month of expenses for the quarter compared to three months for 2008.
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
Non-GAAP Performance Measures
The presentation of United’s financial results herein include references to operating performance measures, which are measures of performance determined by methods other than GAAP. Management included non-GAAP performance measures because it believes they are useful for evaluating United’s operations and performance over periods of time. Also, United uses operating performance measures in managing and evaluating United’s business and intends to use them in discussions about United’s operations and performance.
Operating performance measures exclude the effect of a special $15 million fraud related provision for loan losses recorded in the second quarter of 2007 and an additional $3 million provision and $18 million in related charge-offs in the fourth quarter of 2007 involving lot loans near Spruce Pine, North Carolina. Management believes that the circumstances leading to the special provision and subsequent charge-offs were isolated, non-recurring events and do not reflect overall trends in United’s performance. Management also believes that these non-GAAP performance measures provide users of United’s financial information with a meaningful measure for assessing United’s financial results and credit trends and comparing financial results to prior periods.

A reconciliation of operating earnings measures to reported earnings measures using GAAP is presented below:
Table 1 — Operating Earnings to GAAP Earnings Reconciliation

	2008		2007			For the Six Months Ended
	Second	First	Fourth	Third	Second	June 30
(in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter	Quarter	2008	2007
Special provision for fraud related loan losses	$—	$—	$3,000	$—	$15,000	$—	$15,000

Income tax effect of special provision	—	—	1,167	—	5,835	—	5,835

After-tax effect of special provision	$—	$—	$1,833	$—	$9,165	$—	$9,165

Net Income Reconciliation
Operating net income	$7,093	$16,078	$6,034	$22,536	$21,076	$23,171	$41,421
After-tax effect of special provision and merger-related charges	—	—	(1,833)	—	(9,165)	—	(9,165)

Net income (GAAP)	$7,093	$16,078	$4,201	$22,536	$11,911	$23,171	$32,256

Basic Earnings Per Share Reconciliation
Basic operating earnings per share	$.15	$.34	$.13	$.47	$.47	$.49	$.92
Per share effect of special provision and merger-related charges	—	—	(.04)	—	(.21)	—	(.21)

Basic earnings per share (GAAP)	$.15	$.34	$.09	$.47	$.26	$.49	$.71

Diluted Earnings Per Share Reconciliation
Diluted operating earnings per share	$.15	$.34	$.13	$.46	$.46	$.49	$.90
Per share effect of special provision and merger-related charges	—	—	(.04)	—	(.20)	—	(.20)

Diluted earnings per share (GAAP)	$.15	$.34	$.09	$.46	$.26	$.49	$.70

Provision for Loan Losses Reconciliation
Operating provision for loan losses	$15,500	$7,500	$26,500	$3,700	$3,700	$23,000	$7,400
Special provision for fraud related loan losses	—	—	3,000	—	15,000	—	15,000

Provision for loan losses (GAAP)	$15,500	$7,500	$29,500	$3,700	$18,700	$23,000	$22,400

Nonperforming Assets Reconciliation
Nonperforming assets excluding fraud-related assets	$148,219	$85,182	$40,956	$39,761	$19,968	$148,218	$19,968
Fraud-related loans and OREO included in nonperforming assets	3,945	4,682	5,302	23,576	23,633	3,945	23,633

Nonperforming assets (GAAP)	$152,164	$89,864	$46,258	$63,337	$43,601	$152,163	$43,601

Allowance for Loan Losses Reconciliation
Allowance for loan losses excluding special fraud-related allowance	$91,035	$89,848	$89,423	$75,935	$77,471	$91,035	$77,471
Fraud-related allowance for loan losses	—	—	—	15,000	15,000	—	15,000

Allowance for loan losses (GAAP)	$91,035	$89,848	$89,423	$90,935	$92,471	$91,035	$92,471

Net Charge Offs Reconciliation
Net charge offs excluding charge off of fraud-related loans	$14,313	$7,075	$13,012	$5,236	$2,124	$21,388	$3,586
Fraud-related loans charged off	—	—	18,000	—	—	—	—

Net charge offs (GAAP)	$14,313	$7,075	$31,012	$5,236	$2,124	$21,388	$3,586

Allowance for Loan Losses to Loans Ratio Reconciliation
Allowance for loan losses to loans ratio excluding fraud-related allowance	1.53%	1.51%	1.51%	1.28%	1.29%	1.53%	1.29%
Portion of allowance assigned to fraud-related loans	—	—	—	.25	.25	—	.25

Allowance for loan losses to loans ratio (GAAP)	1.53%	1.51%	1.51%	1.53%	1.54%	1.53%	1.54%

Nonperforming Assets to Total Assets Ratio Reconciliation
Nonperforming assets to total assets ratio excluding fraud-related assets	1.79%	1.02%	.50%	.49%	.25%	1.79%	.25%
Fraud-related nonperforming assets	.05	.05	.06	.28	.29	.05	.29

Nonperforming assets to total assets ratio (GAAP)	1.84%	1.07%	.56%	.77%	.54%	1.84%	.54%

Net Charge Offs to Average Loans Ratio Reconciliation
Net charge offs to average loans ratio excluding fraud-related loans	.97%	.48%	.87%	.35%	.15%	.97%	.13%
Charge offs of fraud-related loans	—	—	1.20	—	—	—	—

Net charge offs to average loans ratio (GAAP)	.97%	.48%	2.07%	.35%	.15%	.97%	.13%

Table 2 — Financial Highlights
Selected Financial Information

						Second
	2008		2007			Quarter	For the Six		YTD
(in thousands, except per share	Second	First	Fourth	Third	Second	2008-2007	Months Ended		2008-2007
data; taxable equivalent)	Quarter	Quarter	Quarter	Quarter	Quarter	Change	2008	2007	Change
INCOME SUMMARY
Interest revenue	$116,984	$129,041	$140,768	$144,884	$136,237		$246,025	$265,265
Interest expense	55,231	62,754	71,038	73,203	68,270		117,985	132,193

Net interest revenue	61,753	66,287	69,730	71,681	67,967	(9)%	128,040	133,072	(4)%
Provision for loan losses (1)	15,500	7,500	26,500	3,700	3,700		23,000	7,400
Fee revenue	15,105	14,197	16,100	15,615	16,554	(9)	29,302	30,936	(5)

Total operating revenue	61,358	72,984	59,330	83,596	80,821	(24)	134,342	156,608	(14)
Operating expenses	49,761	47,529	49,336	48,182	47,702	4	97,290	92,543	5

Income before taxes	11,597	25,455	9,994	35,414	33,119	(65)	37,052	64,065	(42)
Income taxes	4,504	9,377	3,960	12,878	12,043		13,881	23,644

Net operating income	7,093	16,078	6,034	22,536	21,076	(66)	23,171	40,421	(43)
Fraud loss provision, net of tax (1)	—	—	1,833	—	9,165		—	9,165

Net income	$7,093	$16,078	$4,201	$22,536	$11,911	(40)	$23,171	$31,256	(26)

OPERATING PERFORMANCE (1)
Earnings per common share:
Basic	$.15	$.34	$.13	$.47	$.47	(68)	$.49	$.92	(47)
Diluted	.15	.34	.13	.46	.46	(67)	.49	.90	(46)
Return on equity (2)	3.41%	7.85%	2.89%	10.66%	12.47%		5.61%	9.64%
Return on tangible equity (2)(3)(4)	5.86	13.16	5.06	17.54	17.52		9.46	17.36
Return on assets (4)	.34	.78	.29	1.11	1.12		.56	1.12
Dividend payout ratio	60.00	26.47	69.23	19.15	19.15		36.73	19.57

GAAP PERFORMANCE MEASURES
Per common share:
Basic earnings	$.15	$.34	$.09	$.47	$.26	(42)	$.49	$.71	(31)
Diluted earnings	.15	.34	.09	.46	.26	(42)	.49	.70	(30)
Cash dividends declared	.09	.09	.09	.09	.09	—	.18	.18	—
Book value	17.75	18.50	17.70	17.51	16.96	5	17.75	16.96	5
Tangible book value (3)	11.03	11.76	10.92	10.81	10.43	6	11.03	10.43	6

Key performance ratios:
Return on equity (2)(4)	3.41%	7.85%	2.01%	10.66%	7.05%		5.61%	9.64%
Return on assets	.34	.78	.20	1.11	.64		.56	.86
Net interest margin (4)	3.32	3.55	3.73	3.89	3.94		3.43	3.96
Efficiency Ratio	65.05	59.05	57.67	55.34	56.59		61.97	56.57
Dividend payout ratio	60.00	26.47	100.00	19.15	34.62		36.73	25.35
Equity to assets	10.33	10.30	10.20	10.32	8.94		10.31	8.87
Tangible equity to assets (3)	6.77	6.73	6.58	6.65	6.65		6.75	6.65

ASSET QUALITY
Allowance for loan losses	$91,035	$89,848	$89,423	$90,935	$92,471		$91,035	$92,471
Net charge-offs (1)	14,313	7,075	13,012	5,236	2,124		21,388	3,586
Non-performing loans	123,786	67,728	28,219	46,783	30,849		123,786	30,849
OREO	28,378	22,136	18,039	16,554	12,752		28,378	12,752

Total non-performing assets	152,164	89,864	46,258	63,337	43,601		152,164	43,601
Allowance for loan losses to loans (1)	1.53%	1.51%	1.51%	1.28%	1.29%		1.53%	1.29%
Net charge-offs to average loans (1)(4)	.97	.48	.87	.35	.15		.72	.13
Non-performing assets to loans and OREO	2.55	1.50	.78	1.06	.73		2.55	.73
Non-performing assets to total assets	1.84	1.07	.56	.77	.54		1.84	.54

AVERAGE BALANCES
Loans	$5,933,143	$5,958,296	$5,940,230	$5,966,933	$5,619,950	6	$5,945,720	$5,512,005	8
Investment securities	1,507,240	1,485,515	1,404,796	1,308,192	1,242,448	21	1,496,377	1,198,075	25
Earning assets	7,478,018	7,491,480	7,424,992	7,332,492	6,915,134	8	7,484,749	6,757,959	11
Total assets	8,295,748	8,305,621	8,210,120	8,083,739	7,519,392	10	8,300,686	7,307,231	14
Deposits	6,461,361	6,051,069	6,151,476	6,246,319	5,945,633	9	6,256,217	5,855,530	7
Shareholders’ equity	856,727	855,659	837,195	834,094	672,348	27	856,193	648,358	32
Common shares — basic	47,060	46,966	47,203	48,348	44,949		47,013	43,980
Common shares — diluted	47,249	47,272	47,652	48,977	45,761		47,260	44,842

AT PERIOD END
Loans	$5,933,141	$5,967,839	$5,929,263	$5,952,749	$5,999,093	(1)	$5,933,141	$5,999,093	(1)
Investment securities	1,430,588	1,508,402	1,356,846	1,296,826	1,213,659	18	1,430,588	1,213,659	18
Total assets	8,264,051	8,386,255	8,207,302	8,180,600	8,087,667	2	8,264,051	8,087,667	2
Deposits	6,696,456	6,175,769	6,075,951	6,154,308	6,361,269	5	6,696,456	6,361,269	5
Shareholders’ equity	837,890	871,452	831,902	833,761	828,731	1	837,890	828,731	1
Common shares outstanding	47,096	47,004	46,903	47,542	48,781		47,096	48,781

(1)
Excludes effect of special $15 million fraud related provision for loan losses recorded in the second quarter of 2007, an additional $3 million provision in the fourth quarter of 2007, and $18 million of related loan charge-offs recorded in the fourth quarter of 2007.

(2)	Net income available to common shareholders, which excludes preferred stock dividends, divided by average realized common equity, which excludes accumulated other comprehensive income (loss).

(3)	Excludes effect of acquisition related intangibles and associated amortization.

(4)	Annualized.

Results of Operations
Net operating income was $7.1 million for the second quarter of 2008, a decrease of $14.0 million, from the same period in 2007. Diluted operating earnings per share was $.15 for the second quarter of 2008, compared to $.46 for the second quarter of 2007. Operating return on tangible equity for the second quarter of 2008 was 5.86%, compared to 17.52% for the second quarter of 2007. Operating return on assets for the second quarter of 2008 was .34% compared to 1.12% for the second quarter of 2007.
Net operating income was $23.2 million for the six months ending June 30, 2008, a decrease of $17.3 million, from the same period in 2007. Diluted operating earnings per share was $.49 for the six months ending June 30, 2008, compared to $.90 for the six months ending June 30, 2007. Operating return on tangible equity for the six months ending June 30, 2008 was 9.46%, compared to 17.36% for the six months ending June 30, 2007. Operating return on assets for the six months ending June 30, 2008 was .56% compared to 1.12% for the six months ending June 30, 2007.
Net Interest Revenue (Taxable Equivalent)
Net interest revenue (the difference between the interest earned on assets and the interest paid on deposits and borrowed funds) is the single largest component of total revenue. United actively manages this revenue source to provide optimal levels of revenue while balancing interest rate, credit and liquidity risks. Net interest revenue for the three months ended June 30, 2008 was $61.1 million, down $6.2 million, or 9%, from last year. Average loans increased $313.2 million, or 6%, from the second quarter last year. The increase over the second quarter of 2007 was driven primarily by assets acquired in the acquisition of First Bank of the South (“Gwinnett Acquisition”) in June 2007. Overall, United’s loan portfolio decreased slightly, which was the result of a slowdown in the housing market in the Atlanta MSA and management reducing the exposure to residential construction, where period-end loans decreased $199.7 million from June 30, 2007. In contrast, period-end loans in north Georgia increased $33.0 million, western North Carolina increased $3.1 million, coastal Georgia increased $40.2 million, the Gainesville MSA increased $37.7 million and east Tennessee increased $19.7 million.
Average interest-earning assets for the second quarter 2008 increased $562.9 million, or 8%, over the same period in 2007. This increase is largely the result of the Gwinnett Acquisition, and adding to the securities portfolio. These increases in interest-earning assets were funded by interest-bearing sources, resulting in increases in average interest-bearing liabilities of $619.2 million compared to the same period in 2007.
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
For the three months ended June 30, 2008 and 2007, the net interest spread was 2.96% and 3.38%, respectively, while the net interest margin was 3.32% and 3.94%, respectively. The compression of the spread and margin was primarily due to the 325 basis point lowering of the prime rate initiated by actions of the Federal Reserve beginning in September 2007 and competitive deposit pricing. Also contributing to the lower spread and net interest margin was the higher level of non-performing assets, a shift in earning-asset mix resulting from growth in the securities portfolio, and a general tightening of new business spreads between loans and certificates of deposit.
At June 30, 2008 and 2007, United had receive-fixed swap contracts with a total notional value of $730 million and $530 million respectively, which are used to reduce United’s exposure to changes in interest rates that were accounted for as cash flow hedges of prime-based loans. United also had receive-fixed swap contracts with a total notional amount of $70 million and $90 million that are being accounted for as fair value hedges of brokered time deposits and fixed rate Federal Home Loan Bank advances. In addition to the swap contracts, United has purchased interest rate floors having a total notional amount of $500 million for which it paid premiums totaling $13 million that are being accounted for as cash flow hedges of daily repricing, prime-based loans. The use of swap and floor contracts is more fully explained in the Interest Rate Sensitivity Management section of this report beginning on page 25.
The average yield on interest-earning assets for the second quarter of 2008 was 6.29%, compared with 7.90% in the second quarter of 2007. Loan yields were down 195 basis points compared with the second quarter of 2007, primarily due to the 325 basis point decrease in the prime rate since September 2007.
The average cost of interest-bearing liabilities for the second quarter was 3.33%, compared to 4.52% from the same period of 2007. Even as the cost of borrowed funds decreased 244 basis points compared with the second quarter of 2007, the cost of interest-bearing deposits only decreased 100 basis points in the same timeframe. Deposit pricing decreased less than borrowed funds because at the same time index interest rates were dropping, increasing competition for deposits kept deposit pricing at higher levels in relation to the cost to borrow funds.

The following table shows the relationship between interest revenue and expense, and the average amounts of interest-earning assets and interest-bearing liabilities for the three months ended June 30, 2008 and 2007.
Table 3 — Average Consolidated Balance Sheets and Net Interest Analysis
For the Three Months Ended June 30,

	2008			2007
	Average		Avg.	Average		Avg.
(dollars in thousands, taxable equivalent)	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (1)(2)	$5,933,143	$97,080	6.58%	$5,619,950	$119,569	8.53%
Taxable securities (3)	1,471,958	18,879	5.13	1,200,268	15,476	5.16
Tax-exempt securities (1)(3)	35,282	655	7.43	42,180	721	6.83
Federal funds sold and other interest-earning assets	37,635	370	3.93	52,736	471	3.57

Total interest-earning assets	7,478,018	116,984	6.29	6,915,134	136,237	7.90

Non-interest-earning assets:
Allowance for loan losses	(93,776)			(73,323)
Cash and due from banks	144,589			130,046
Premises and equipment	181,454			158,290
Other assets (3)	585,463			389,245

Total assets	$8,295,748			$7,519,392

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW	$1,505,280	$7,216	1.93	$1,379,423	$11,470	3.34
Money market	422,419	2,310	2.20	354,815	3,540	4.00
Savings	186,826	180	.39	186,490	374	.80
Time less than $100,000	1,642,677	17,285	4.23	1,627,708	19,978	4.92
Time greater than $100,000	1,484,032	16,135	4.37	1,372,410	17,892	5.23
Brokered	535,898	5,408	4.06	332,857	4,109	4.95

Total interest-bearing deposits	5,777,132	48,534	3.38	5,253,703	57,363	4.38

Federal funds purchased and other borrowings	383,378	1,820	1.91	275,319	3,671	5.35
Federal Home Loan Bank advances	412,268	2,818	2.75	419,287	5,035	4.82
Long-term debt	107,996	2,059	7.67	113,270	2,201	7.79

Total borrowed funds	903,642	6,697	2.98	807,876	10,907	5.42

Total interest-bearing liabilities	6,680,774	55,231	3.33	6,061,579	68,270	4.52

Non-interest-bearing liabilities:
Non-interest-bearing deposits	684,229			691,930
Other liabilities	74,018			93,535
Total liabilities	7,439,021			6,847,044
Shareholders’ equity	856,727			672,348

Total liabilities and shareholders’ equity	$8,295,748			$7,519,392

Net interest revenue		$61,753			$67,967

Net interest-rate spread			2.96%			3.38%

Net interest margin (4)			3.32%			3.94%

(1)
Interest revenue on tax-exempt securities and loans has been increased to reflect comparable interest on taxable securities and loans. The rate used was 39%, reflecting the statutory federal income tax rate and the federal tax adjusted state income tax rate.

(2)	Included in the average balance of loans outstanding are loans where the accrual of interest has been discontinued.

(3)
Securities available for sale are shown at amortized cost. Pretax unrealized gains of $13.0 million in 2008 and pretax unrealized losses of $7.8 million in 2007 are included in other assets for purposes of this presentation.

(4)	Net interest margin is taxable equivalent net-interest revenue divided by average interest-earning assets.

The following table shows the relationship between interest revenue and expense, and the average amounts of interest-earning assets and interest-bearing liabilities for the six months ended June 30, 2008 and 2007.
Table 4 — Average Consolidated Balance Sheets and Net Interest Analysis
For the Six Months Ended June 30,

	2008			2007
	Average		Avg.	Average		Avg.
(dollars in thousands, taxable equivalent)	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (1)(2)	$5,945,720	$206,332	6.98%	$5,512,005	$233,437	8.54%
Taxable securities (3)	1,460,090	37,507	5.14	1,155,308	29,444	5.10
Tax-exempt securities (1)(3)	36,287	1,303	7.18	42,767	1,456	6.81
Federal funds sold and other interest-earning assets	42,652	883	4.14	47,879	928	3.88

Total interest-earning assets	7,484,749	246,025	6.60	6,757,959	265,265	7.91

Non-interest-earning assets:
Allowance for loan losses	(92,901)			(70,769)
Cash and due from banks	149,648			125,367
Premises and equipment	181,405			152,593
Other assets (3)	577,785			342,081

Total assets	$8,300,686			$7,307,231

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW	$1,483,699	$15,803	2.14	$1,351,277	$22,097	3.30
Money market	430,734	5,223	2.44	308,541	6,080	3.97
Savings	185,819	407	.44	180,913	683	.76
Time less than $100,000	1,597,995	35,508	4.47	1,634,569	39,774	4.91
Time greater than $100,000	1,424,670	32,505	4.59	1,378,870	35,808	5.24
Brokered	455,150	9,699	4.29	333,800	8,022	4.85

Total interest-bearing deposits	5,578,067	99,145	3.57	5,187,970	112,464	4.37

Federal funds purchased and other borrowings	467,596	6,138	2.64	207,663	5,488	5.33
Federal Home Loan Bank advances	536,883	8,563	3.21	407,583	9,836	4.87
Long-term debt	107,995	4,139	7.71	113,251	4,405	7.84

Total borrowed funds	1,112,474	18,840	3.41	728,497	19,729	5.46

Total interest-bearing liabilities	6,690,541	117,985	3.55	5,916,467	132,193	4.51

Non-interest-bearing liabilities:
Non-interest-bearing deposits	678,150			667,560
Other liabilities	75,802			74,846
Total liabilities	7,444,493			6,658,873
Shareholders’ equity	856,193			648,358

Total liabilities and shareholders’ equity	$8,300,686			$7,307,231

Net interest revenue		$128,040			$133,072

Net interest-rate spread			3.05%			3.40%

Net interest margin (4)			3.43%			3.96%

(1)
Interest revenue on tax-exempt securities and loans has been increased to reflect comparable interest on taxable securities and loans. The rate used was 39%, reflecting the statutory federal income tax rate and the federal tax adjusted state income tax rate.

(2)	Included in the average balance of loans outstanding are loans where the accrual of interest has been discontinued.

(3)
Securities available for sale are shown at amortized cost. Pretax unrealized gains of $14.5 million in 2008 and pretax unrealized losses of $8.9 million in 2007 are included in other assets for purposes of this presentation.

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
Table 5 — Change in Interest Revenue and Expense on a Taxable Equivalent Basis

	Three Months Ended June 30, 2008			Six Months Ended June 30, 2008
	Compared to 2007			Compared to 2007
	Increase (decrease)			Increase (decrease)
	Due to Changes in			Due to Changes in
(in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Loans	$6,364	$(28,853)	$(22,489)	$17,361	$(44,466)	$(27,105)
Taxable securities	3,485	(82)	3,403	7,827	236	8,063
Tax-exempt securities	(125)	59	(66)	(347)	194	(153)
Federal funds sold and other interest-earning assets	(145)	44	(101)	(183)	138	(45)

Total interest-earning assets	9,579	(28,832)	(19,253)	24,658	(43,898)	(19,240)

Interest-bearing liabilities:
NOW accounts	968	(5,222)	(4,254)	2,000	(8,294)	(6,294)
Money market accounts	584	(1,814)	(1,230)	1,938	(2,795)	(857)
Savings deposits	1	(195)	(194)	18	(294)	(276)
Time deposits less than $100,000	182	(2,875)	(2,693)	(874)	(3,392)	(4,266)
Time deposits greater than $100,000	1,376	(3,133)	(1,757)	1,158	(4,461)	(3,303)
Brokered deposits	2,154	(855)	1,299	2,664	(987)	1,677

Total interest-bearing deposits	5,265	(14,094)	(8,829)	6,904	(20,223)	(13,319)

Federal funds purchased & other borrowings	1,090	(2,941)	(1,851)	4,404	(3,754)	650
Federal Home Loan Bank advances	(83)	(2,134)	(2,217)	2,609	(3,882)	(1,273)
Long-term debt	(101)	(41)	(142)	(202)	(64)	(266)

Total borrowed funds	906	(5,116)	(4,210)	6,811	(7,700)	(889)

Total interest-bearing liabilities	6,171	(19,210)	(13,039)	13,715	(27,923)	(14,208)

Increase in net interest revenue	$3,408	$(9,622)	$(6,214)	$10,943	$(15,975)	$(5,032)

Provision for Loan Losses
The provision for loan losses on a GAAP basis was $15.5 million for the second quarter of 2008, compared with $18.7 million for the same period in 2007. The second quarter 2007 provision for loan losses included a special $15 million provision for fraud related loan losses in two real estate developments located near Spruce Pine, North Carolina. During the second quarter 2007, the North Carolina Attorney General obtained a receiver to take custody of the developers’ assets citing possible fraud on the part of the developers. United had loans outstanding to 83 individual borrowers that totaled $23.6 million secured by undeveloped lots in these projects.
Net loan charge-offs as an annualized percentage of average outstanding loans for the three months ended June 30, 2008 was .97%, compared to .15% for the second quarter of 2007. For the first six months of 2008 net loan charge offs as an annualized percentage of average outstanding loans was .72% versus .13% for 2007. As vacant developed lot inventories have increased within United’s footprint, notably in the Atlanta MSA, it has made it difficult for some developers to obtain cash flows from selling lots and houses that were needed to service their debt. This is part of the deterioration of the residential construction and housing markets that has affected the Southeast and resulted in higher credit losses and an increase in non-performing assets.
The provision for loan losses is based on management’s evaluation of losses inherent in the loan portfolio and corresponding analysis of the allowance for loan losses at quarter-end. The amount of provision recorded in the second quarter was the amount required such that the total allowance for loan losses reflects, in the estimation of management, the appropriate balance and is adequate to cover inherent losses in the loan portfolio. Additional discussion on loan quality and the allowance for loan losses is included in the Asset Quality section of this report.

Fee Revenue
Fee revenue for the three months ended June 30, 2008 was $15.1 million, a decrease of $1.4 million, or 9%, from 2007. Fee revenue accounted for 25% of taxable equivalent total operating revenue for the second quarter of 2008, compared to 20% for the second quarter 2007. United continues to focus on increasing fee revenue through new products and services. The following table presents the components of fee revenue for the second quarter and the first six months of 2008 and 2007.
Table 6 — Fee Revenue

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(dollars in thousands)	2008	2007	Change	2008	2007	Change

Service charges and fees	$7,957	$7,975	—%	$15,770	$15,228	4%
Mortgage loan and other related fees	2,202	2,476	(11)	4,165	4,699	(11)
Consulting fees	2,252	2,241	—	4,059	3,988	2
Brokerage fees	814	1,192	(32)	1,907	2,136	(11)
Securities gains, net	357	1,386		357	1,593
Loss on prepayments of borrowings	—	(1,164)		—	(1,164)
Other	1,523	2,448	(38)	3,044	4,456	(32)

Total	$15,105	$16,554	(9)	$29,302	$30,936	(5)

Mortgage loans and related fees for the first quarter decreased $274,000, or 11%, from 2007. This decrease was due to decreased demand for new mortgage loans resulting from the slow housing market. Substantially all originated residential mortgages were sold into the secondary market, including the right to service these loans.
Brokerage fees decreased $378,000, or 32%, compared to 2007. This decrease was due to declining market activity by our customers.
Other fee revenue decreased $925,000, or 38%, compared to 2007. This decline is due to lower revenue generated by United’s bank owned life insurance investments, deferred compensation plan assets, and non-recurring items in 2007, including a $307,000 gain on the sale of foreclosed properties.
Operating Expenses
For the six months ended June 30, 2008, total operating expenses were $49.7 million, an increase of 4% compared with $47.7 million for the same period in 2007. The following table presents the components of operating expenses for the thee months and six months ended June 30, 2008 and 2007.
Table 7 — Operating Expenses

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(dollars in thousands)	2008	2007	Change	2008	2007	Change

Salaries and employee benefits	$28,753	$30,022	(4)%	$57,507	$58,339	(1)%
Communications and equipment	3,852	3,845	—	7,684	7,657	—
Occupancy	3,704	3,316	12	7,420	6,507	14
Advertising and public relations	2,009	2,098	(4)	3,360	4,114	(18)
Postage, printing and supplies	1,448	1,680	(14)	3,040	3,340	(9)
Professional fees	1,679	2,010	(16)	3,600	3,489	3
Amortization of intangibles	745	633	18	1,512	1,197	26
Other	7,571	4,098	85	13,167	7,900	67

	49,761	47,702	4	97,290	92,543	5

Salaries and employee benefits for the second quarter 2008 totaled $28.8 million, a decrease of $1.3 million, or 4%, over the same period in 2007. This decrease was primarily due to lower bonus and incentive costs in 2008, which was offset partially by higher costs for the Gwinnett Acquisition that was included for the full quarter this year versus one month in the second quarter of 2007. At June 30, 2008, total staff was 2,020, an increase of three employees from the second quarter 2007.
Occupancy expense for the second quarter 2008 increased $388,000, or 12%, from the same period in 2007. This increase reflects the additional office space obtained in the Gwinnett Acquisition and de novo expansion.
Postage, printing and supplies for the second quarter 2008 decreased $232,000, or 14%, from the same period in 2007. This decrease was due to company-wide discipline controlling costs.
Professional fees for the second quarter 2008 decreased $331,000, or 16%, over the same period in 2007. This decrease was primarily the result of higher legal fees last year associated with the fraud related loans in Spruce Pine, North Carolina.
Other expense of $7.6 million increased $3.5 million from 2007. The increase was due to approximately $2.5 million in writedowns and expenses on foreclosed properties and the increase in FDIC insurance premiums of approximately $900,000. Higher foreclosed property expenses and losses and higher FDIC insurance premiums also account for most of the year to date increase over 2007.
The efficiency ratio measures total operating expenses as a percentage of total revenue, excluding the provision for loan losses, net securities gains or losses, and gains or losses from the prepayment of borrowings. United’s operating efficiency ratio for the second quarter was 65.05%, compared to 56.59% for the second quarter of 2007. The increase is primarily the result of decreasing net interest revenue and fee revenue, and an increase in other operating expenses, primarily resulting from the higher cost of foreclosed properties.
Income Taxes
Income tax expense was $3.9 million as compared with $5.8 million for the second quarter of 2007, representing a 35.5% and a 32.6% effective tax rate, respectively. For the first six months, income tax expense was $12.7 million and $16.9 million for the periods ending June 30, 2008 and 2007, respectively. The effective tax rate for those periods was 35.5% and 35.1% respectively. The effective tax rates were lower than the statutory tax rates primarily due to interest revenue on certain investment securities and loans that are exempt from income taxes, tax exempt fee revenue and tax credits received on affordable housing investments. Additional information regarding income taxes can be found in Note 14 to the consolidated financial statements filed with United’s 2007 Form 10-K.
Balance Sheet Review
Total assets at June 30, 2008 were $8.3 billion, compared with $8.1 billion at June 30, 2007. Average total assets for the second quarter 2008 were $8.3 billion, up $776 million from average assets for the second quarter of 2007. A significant portion of the growth was the result of the Gwinnett Acquisition on June 1, 2007, which added total assets of $809 million, including intangible assets.
Goodwill
United reviews its goodwill for impairment annually, or more frequently if circumstances indicate that goodwill has been impaired. During the last three quarters, United’s stock price has traded below its per-share book value and falling below tangible book value for a short period of time, reflecting uncertainty about the economic cycle rather than the value of the underlying business. The current economic environment has temporarily resulted in lower earnings with higher credit losses and those losses have been reflected in the income statement as well as valuation adjustments to the loan balances through increases to the level of the allowance for loan losses. Management believes that goodwill has not been impaired and that the value of United’s business remains intact and earnings will return to past levels when the credit cycle recovers.

Loans
The following table presents a summary of the loan portfolio.
Table 8 — Loans Outstanding

	June 30,	December 31,	June 30,
(dollars in thousands)	2008	2007	2007
By Loan Type
Commercial (secured by real estate)	$1,584,258	$1,475,930	$1,461,286
Commercial construction	521,794	527,123	506,962
Commercial (commercial and industrial)	416,626	417,715	420,608

Total commercial	2,522,678	2,420,768	2,388,856
Residential construction	1,745,151	1,829,506	2,015,135
Residential mortgage	1,494,562	1,501,916	1,412,597
Installment	170,750	177,073	182,505

Total loans	$5,933,141	$5,929,263	$5,999,093

As a percentage of total loans:
Commercial (secured by real estate)	27%	25%	24%
Commercial construction	9	9	8
Commercial (commercial and industrial)	7	7	7

Total commercial	43	41	39
Residential construction	29	31	34
Residential mortgage	25	25	24
Installment	3	3	3

Total	100%	100%	100%

By Geographic Location
Atlanta MSA	$1,933,811	$2,002,089	$2,133,487
Gainesville MSA	421,711	399,560	384,017
North Georgia	2,064,856	2,060,224	2,031,875
North Carolina	818,677	805,999	815,592
Coastal Georgia	436,594	415,622	396,373
Tennessee	257,492	245,769	237,749

Total loans	$5,933,141	$5,929,263	$5,999,093

Substantially all of United’s loans are to customers located in the immediate market areas of the community banks in Georgia, North Carolina, and Tennessee. At June 30, 2008, total loans were $5.9 billion, a decrease of $66.0 million or 1%, from June 30, 2007. The rate of loan growth began to decline in the first quarter of 2007 and continued through 2008. The slowdown in loan growth was due to deterioration in the residential construction and housing markets that resulted in part from an oversupply of lot inventory within United’s markets, which slowed construction activities and acquisition and development projects. To date, the slowdown in the housing market has been most severe in the Atlanta MSA.
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

Reviews of non-performing loans, past due loans and larger credits, designed to identify potential charges to the allowance for loan losses, as well as determine the adequacy of the allowance, are conducted on a regular basis during the quarter. These reviews are performed by the responsible lending officers with management, as well as by a separate loan review department, and consider such factors as the financial strength of borrowers, the value of the applicable collateral, past loan loss experience, anticipated loan losses, growth in the loan portfolio, prevailing economic conditions and other factors. United also uses external loan review to supplement the activities of United’s loan review department and to ensure the independence of the loan review process.
The following table presents a summary of the changes in the allowance for loan losses for the three and six month periods ended June 30, 2008 and 2007 on a GAAP basis.
Table 9 — Summary of Loan Loss Experience

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2008	2007	2008	2007

Balance beginning of period	$89,848	$68,804	$89,423	$66,566
Allowance from acquisitions	—	7,091	—	7,091
Charge-offs:
Commercial (commercial and industrial)	410	106	734	282
Commercial (secured by real estate)	492	280	1,122	364
Commercial construction	125	—	125	245
Residential construction	10,354	836	15,162	920
Residential mortgage	2,599	1,055	3,672	1,951
Installment	670	474	1,337	955

Total loans charged-off	14,650	2,751	22,152	4,717

Recoveries
Commercial (commercial and industrial)	12	55	32	173
Commercial (secured by real estate)	68	63	68	64
Commercial construction	—	1	—	1
Residential construction	11	2	154	3
Residential mortgage	23	275	85	354
Installment	223	231	425	536

Total recoveries	337	627	764	1,131

Net charge-offs	14,313	2,124	21,388	3,586
Provision for loan losses	15,500	18,700	23,000	22,400

Balance end of period	$91,035	$92,471	$91,035	$92,471

Net charge-offs by region
Atlanta MSA	$10,682	$1,418	$15,329	$1,961
Gainesville MSA	360	1	683	(1)
North Georgia	1,829	579	3,109	1,508
Western North Carolina	279	172	336	213
Coastal Georgia	980	32	1,022	1
East Tennessee	183	(78)	909	(96)

Balance end of period	$14,313	$2,124	$21,388	$3,586

Total loans:
At period end	$5,933,141	$5,999,093	$5,933,141	$5,999,093
Average	5,933,143	5,619,950	5,945,720	5,512,005
As a percentage of average loans (annualized):
Net charge-offs	.97%	.15%	.72%	.13%
Provision for loan losses	1.04	1.33	.77	.81
Allowance as a percentage of period end loans	1.53	1.54	1.53	1.54
Allowance as a percentage of period end non-performing loans	74	300	74	300

Management believes that the allowance for loan losses at June 30, 2008 reflects the losses inherent in the loan portfolio. This assessment involves uncertainty and judgment; therefore, the adequacy of the allowance for loan losses cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require adjustments to the provision for loan losses in future periods if, in their opinion, the results of their review warrant such additions.
Non-performing Assets
The table below summarizes non-performing assets on a GAAP basis.
Table 10 — Non-Performing Assets

	June 30,	December 31,	June 30,
(dollars in thousands)	2008	2007	2007
Non-accrual loans	$123,786	$28,219	$30,849
Loans past due 90 days or more and still accruing	—	—	—

Total non-performing loans	123,786	28,219	30,849
Other real estate owned	28,378	18,039	12,752

Total non-performing assets	$152,164	$46,258	$43,601

Non-performing loans as a percentage of total loans	2.09%	.48%	.51%

Non-performing assets as a percentage of loans and OREO	2.55	.78	.73

Non-performing assets as a percentage of total assets	1.84	.56	.54
Non-performing loans totaled $123.8 million, compared with $28.2 million at December 31, 2007 and $30.8 million at June 30, 2007. The ratio of non-performing loans to total loans increased 158 basis points from June 30, 2007 reflecting a deterioration in United’s residential construction and development portfolio primarily in the Atlanta MSA. Non-performing assets, which include non-performing loans and foreclosed real estate, totaled $152.2 million at June 30, 2008, compared to $46.3 million at December 31, 2007 and $43.6 million at June 30, 2007.
United’s policy is to classify loans as non-accrual when, in the opinion of management, the principal and interest on a loan is not likely to be repaid in accordance with the loan terms or when the loan becomes 90 days past due and is not well secured and in the process of collection. When a loan is classified on non-accrual status, interest previously accrued but not collect is reversed against current interest revenue. Payments received on a non-accrual loan are applied to reduce outstanding principal.
At June 30, 2008 and 2007, there were $79.6 million and $38.8 million, respectively, of loans classified as impaired under the definition outlined in SFAS No. 114 Accounting By Creditors For Impairment of a Loan. Specific reserves allocated to these impaired loans totaled $20.3 million and $2.1 million at June 30, 2008 and 2007, respectively. The average recorded investment in impaired loans for the quarters ended June 30, 2008 and 2007 was $79.7 million and $40.8 million, respectively. Interest revenue recognized on loans while they were impaired for the first six months of 2008 was $393,000 compared with $540,000 for the same period in 2007.
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
Total investment securities available for sale at quarter-end increased $216.9 million from a year ago. The investment portfolio is used as a supplemental tool to stabilize interest rate sensitivity and increase net interest revenue. At June 30, 2008 and June 30, 2007, the securities portfolio represented approximately 17.3% and 15.0% of total assets, respectively.
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

Deposits
Total deposits as of June 30, 2008 were $6.7 billion, an increase of $335 million, or 4%, from June 30, 2007. Total non-interest-bearing demand deposit accounts of $697 million decreased $77 million or 10%, and NOW, money market and savings accounts of $2.1 billion decreased $12 million, or 1%. Management believes the decreases were primarily caused by the slowdown in the local economy and the resultant increase in the use of funds by United’s customers because average balances have declined over the past year.
Total time deposits, excluding brokered deposits, as of June 30, 2008 were $3.3 billion, an increase of $237 million, or 8%, from June 30, 2007. Time deposits less than $100,000 totaled $1.7 billion, an increase of $93 million, or 6%, from a year ago. Time deposits of $100,000 and greater totaled $1.6 billion as of June 30, 2008, an increase of $144 million, or 10%, from June 30, 2007. During the second quarter, United made a decision to actively pursue time deposits by offering a 15 month certificate of deposit at an attractive rate, in order to increase liquidity. The program was very successful and added over $400 million of customer deposits. United also takes advantage of “brokered” time deposits, issued in certificates of less than $100,000, as an alternate source of cost-effective funding. Brokered time deposits as of June 30, 2008 were $535 million, compared with $348 million at June 30, 2007.
Wholesale Funding
At June 30, 2008, the Bank was a shareholder in a Federal Home Loan Bank (“FHLB”). Through this affiliation, FHLB secured advances totaled $286 million and $499 million as of June 30, 2008 and 2007, respectively. This decline was the result of a successful CD program during the second quarter of 2008 that reduced United’s need for borrowed funds. United anticipates continued use of this short- and long-term source of funds. FHLB advances outstanding at June 30, 2008 had both fixed and floating interest rates up to 5.06%. Additional information regarding FHLB advances, including scheduled maturities, is provided in Note 10 to the consolidated financial statements included in United’s 2007 Form 10-K.
At June 30, 2008, United had $289 million in Federal funds purchased, repurchase agreements, and other short-term borrowings outstanding, compared to $238 million outstanding at June 30, 2007. United takes advantage of these additional sources of liquidity when rates are favorable compared to other forms of short-term borrowings, such as FHLB advances and brokered deposits.
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
One of the tools management utilizes to estimate the sensitivity of net interest revenue to changes in interest rates is an interest rate simulation model. Such estimates are based upon a number of assumptions for various scenarios, including the level of balance sheet growth, deposit repricing characteristics and the rate of prepayments. The simulation model measures the potential change in net interest revenue over a twelve-month period under various interest rate scenarios. United’s baseline scenario assumes rates remain flat (“flat rate scenario”) over the next twelve months and is the scenario that all others are compared to in order to measure the change in net interest revenue. United runs ramp scenarios that assume gradual increases and decreases of 200 basis points each over the next twelve months. United’s policy for net interest revenue simulation is limited to a change from the flat rate scenario of less than 10% for the up or down 200 basis point ramp scenarios over twelve months. At June 30, 2008, United’s simulation model indicated that a 200 basis point increase in rates over the next twelve months would cause a 1.2% increase in net interest revenue and a 200 basis point decrease in rates over the next twelve months would cause an approximate 2.6% decrease in net interest revenue.
In order to manage its interest rate sensitivity, United uses off-balance sheet contracts that are considered derivative financial instruments. Derivative financial instruments can be a cost and capital effective means of modifying the repricing characteristics of on-balance sheet assets and liabilities. At June 30, 2008, United was a party to interest rate swap contracts under which it pays a variable rate and receives a fixed rate, and interest rate floor contracts in which United pays a premium to a counterparty who agrees to pay United the difference between a variable rate and a strike rate if the variable rate falls below the strike rate.

The following table presents the interest rate swap contracts outstanding at June 30, 2008.
Table 11 — Derivative Financial Instruments
As of June 30, 2008

		Rate
(dollars in thousands)	Notional	Received /
Type/Maturity	Amount	Floor Rate	Rate Paid	Fair Value(7)
Fair Value Hedges:
LIBOR Swaps (Brokered CDs)
September 29, 2008 (1)	$10,000	5.25%	2.48%	$62
November 3, 2008 (2)	10,000	5.00	2.20	86

Total:	20,000	5.13	2.34	148

LIBOR Swaps (FHLB Advances)
January 5, 2009 (3)	25,000	5.06	2.36	305
March 2, 2009 (4)	25,000	4.90	2.33	377

Total:	50,000	4.98	2.35	682

Total Fair Value Hedges	70,000	5.02	2.34	830

Cash Flow Hedges:
Prime Swaps (Prime Loans) (5)
August 4, 2008	50,000	8.32	5.00	147
November 4, 2008	100,000	8.32	5.00	987
February 1, 2009	25,000	8.31	5.00	407
May 4, 2009	30,000	8.29	5.00	681
June 9, 2010	100,000	5.82	5.00	(225)
June 11, 2010	25,000	8.26	5.00	1,100
June 13, 2011	25,000	6.72	5.00	280
December 12, 2011	25,000	6.86	5.00	178
January 2, 2012	100,000	6.71	5.00	73
March 12, 2012	50,000	6.87	5.00	630
March 27, 2012	50,000	6.76	5.00	434
March 27, 2012	50,000	6.72	5.00	340
January 31, 2013	50,000	6.26	5.00	(807)
May 6, 2013	50,000	7.21	5.00	898

Total:	730,000	7.12	5.00	5,123

Prime Floors (Prime Loans) (6)
February 1, 2009	25,000	8.75		510
May 1, 2009	25,000	8.75		694
August 1, 2009	75,000	8.75		2,619
November 1, 2009	75,000	8.75		3,090
February 4, 2010	100,000	8.75		4,692
May 4, 2010	100,000	8.75		5,172
August 1, 2010	50,000	8.75		2,811
August 4, 2010	50,000	8.75		2,815

Total:	500,000			22,403

Total Cash Flow Hedges:	1,230,000			27,526

Total Derivative Contracts	$1,300,000			$28,356

(1)	Rate Paid equals 1-Month LIBOR minus .0075

(2)	Rate Paid equals 1-Month LIBOR minus .2725

(3)	Rate Paid equals 1-Month LIBOR minus .1101

(4)	Rate Paid equals 1-Month LIBOR minus .1280

(5)	Rate Paid equals Prime rate as of June 30, 2008

(6)	Floor contracts receive cash payments equal to the floor rate less the prime rate.

(7)	Excludes accrued interest

United’s derivative financial instruments are classified as either cash flow or fair value hedges. The change in fair value of cash flow hedges is recognized in other comprehensive income. Fair value hedges recognize currently in earnings both the effect of the change in the fair value of the derivative financial instrument and the offsetting effect of the change in fair value of the hedged asset or liability associated with the particular risk of that asset or liability being hedged. At June 30, 2008, United had interest rate swap contracts with a total notional amount of $730 million that were designated as cash flow hedges of prime-based loans. United had interest rate floor contracts with a total notional of $500 million that were also designated as cash flow hedges of prime-based loans. United also had receive fixed, pay LIBOR swap contracts with a total notional of $70 million that were accounted for as fair value hedges of brokered deposits and fixed-rate FHLB advances.
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
Two key objectives of asset/liability management are to provide for adequate liquidity in order to meet the needs of customers and to maintain an optimal balance between interest-sensitive assets and interest-sensitive liabilities to optimize net interest revenue. Daily monitoring of the sources and uses of funds is necessary to maintain a position that meets both requirements.
The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and the maturities and sales of securities. Mortgage loans held for sale totaled $27 million at June 30, 2008, and typically turn over every 45 days as the closed loans are sold to investors in the secondary market.
The liability section of the balance sheet provides liquidity through interest-bearing and noninterest-bearing deposit accounts. Federal funds purchased, Federal Reserve short-term borrowings, FHLB advances and securities sold under agreements to repurchase are additional sources of liquidity and represent United’s incremental borrowing capacity. These sources of liquidity are generally short-term in nature and are used as necessary to fund asset growth and meet other short-term liquidity needs.
United had sufficient qualifying collateral to increase FHLB advances by $915 million at June 30, 2008. United’s internal policy limits brokered deposits to 25% of total non-brokered deposits. At June 30, 2008, United had the capacity to increase brokered deposits by $1.0 billion and still remain within this limit. Also, United had sufficient qualifying assets pledged to the Federal Reserve under the Term Auction Facility to increase short-term borrowings by $479 million and federal funds lines available of $445 million.
As disclosed in United’s consolidated statement of cash flows, net cash provided by operating activities was $67.1 million for the six months ended June 30, 2008. The major contributors in this category were net income of $23.2 million, plus non-cash expenses for depreciation, amortization and accretion of $7.2 million, provision for loan losses of $23.0 million, stock based compensation of $1.9 million, and a net increase in accrued expenses and other liabilities of $25.3 million, offset by an increase in other assets and accrued interest receivable of $14.1 million. Net cash used by investing activities of $128.7 million consisted primarily of a net increase in loans totaling $65.1 million, purchases of premises and equipment of $7.3 million, and $511.6 million used to purchase investment securities, partially offset by proceeds from sales of securities of $79.7 million, maturities and calls of investment securities of $344.6 million, and sales of other real estate of $30.6 million. Net cash provided by financing activities of $30.7 million consisted primarily of a net increase in deposits of $620.5 million offset by a net decrease of $349.8 million in federal funds purchased, repurchase agreements, and other short-term borrowings, a net decrease in FHLB advances of $234.0 million, and cash dividends paid of $8.5 million. In the opinion of management, the liquidity position at June 30, 2008 is sufficient to meet its expected cash flow requirements.

Capital Resources and Dividends
Shareholders’ equity at June 30, 2008 was $837.9 million, an increase of $6.0 million from December 31, 2007. Accumulated other comprehensive income (loss) is not included in the calculation of regulatory capital adequacy ratios. Excluding the change in the accumulated other comprehensive income (loss), shareholders’ equity increased $19.9 million from December 31, 2007. Dividends of $8.5 million, or $.18 per share, were declared on common stock during the first six months of 2008, an increase of 2% from the amount declared in the same period in 2007 due to an increase in the number of outstanding shares since the dividend rate remained unchanged. The dividend payout ratio was 60% for the second quarter of 2008, compared to 19% for the second quarter of 2007. Although, United retains a portion of its earnings in order to provide a cost effective source of capital for continued growth and expansion, United recognizes that cash dividends are an important component of shareholder value, and therefore, provides for cash dividends when earnings and capital levels permit.
United’s Board of Directors has authorized the repurchase of United’s outstanding common stock for general corporate purposes. At June 30, 2008, 1,000,000 shares remained available to be repurchased under the current 3,000,000 share authorization through December 31, 2008. During the first six months of 2008, optionees delivered 5,179 shares to exercise stock options.
United’s common stock trades on the Nasdaq Global Select Market under the symbol “UCBI”. Below is a quarterly schedule of high, low and closing stock prices and average daily volume for 2008 and 2007.
Table 12 — Stock Price Information

	2008				2007
				Avg Daily				Avg Daily
	High	Low	Close	Volume	High	Low	Close	Volume

First quarter	$20.80	$13.38	$16.98	441,659	$34.98	$30.81	$32.79	232,269
Second quarter	18.51	8.51	8.53	464,566	33.03	25.80	25.89	266,682
Third quarter					27.50	22.16	24.52	346,596
Fourth quarter					25.73	15.13	15.80	421,910
The following table presents the quarterly cash dividends declared in 2008 and 2007 and the respective payout ratios as a percentage of basic operating earnings per share, which excludes special fraud related provisions for loan losses in the second and fourth quarters of 2007.
Table 13 — Dividend Payout Information

	2008		2007
	Dividend	Payout %	Dividend	Payout %
First quarter	$.09	26	$.09	20
Second quarter	.09	60	.09	19	*
Third quarter			.09	19
Fourth quarter			.09	69	*

*
Based on basic operating earnings per share which excludes the effect of the $15 million special fraud-related provision for loan losses in the second quarter of 2007 and $3 million in the fourth quarter of 2007. Including the special provisions, the dividend payout ratio was 35% and 100%, respectively, for the second and fourth quarters of 2007.

The Board of Governors of the Federal Reserve System has issued guidelines for the implementation of risk-based capital requirements by U.S. banks and bank holding companies. These risk-based capital guidelines take into consideration risk factors, as defined by regulators, associated with various categories of assets, both on and off-balance sheet. Under the guidelines, capital strength is measured in two tiers that are used in conjunction with risk-adjusted assets to determine the risk based capital ratios. The guidelines require an 8% total risk-based capital ratio, of which 4% must be Tier I capital. To be considered well-capitalized under the guidelines, a 10% total risk-based capital ratio is required, of which 6% must be Tier I capital.
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

The following table shows United’s capital ratios, as calculated under regulatory guidelines, at June 30, 2008 and 2007.
Table 14 — Capital Ratios

	2008		2007
	Actual	Regulatory	Actual	Regulatory
(dollars in thousands)	Amount	Minimum	Amount	Minimum

Tier I Leverage:
Amount	$560,820	$239,362	$567,478	$216,007
Ratio	7.03%	3.00%	7.88%	3.00%

Tier I Risk-Based:
Amount	$560,820	$244,680	$567,478	$253,182
Ratio	9.17%	4.00%	8.97%	4.00%

Total Risk-Based:
Amount	$697,597	$489,359	$713,237	$506,365
Ratio	11.40%	8.00%	11.27%	8.00%
United’s Tier I capital excludes other comprehensive income, and consists of stockholders’ equity and qualifying capital securities, less goodwill and deposit-based intangibles. Tier II capital components include supplemental capital items such as a qualifying allowance for loan losses and qualifying subordinated debt. Tier I capital plus Tier II capital components is referred to as Total Risk-Based capital.
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
United’s management believes the effect of inflation on financial results depends on United’s ability to react to changes in interest rates, and by such reaction, reduce the inflationary effect on performance. United has an asset/liability management program to manage interest rate sensitivity. In addition, periodic reviews of banking services and products are conducted to adjust pricing in view of current and expected costs.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
There have been no material changes in United’s quantitative and qualitative disclosures about market risk as of June 30, 2008 from that presented in the Annual Report on Form 10-K for the year ended December 31, 2007. The interest rate sensitivity position at June 30, 2008 is included in management’s discussion and analysis on page 25 of this report.
Item 4. Controls and Procedures
United’s management, including the Chief Executive Officer and Chief Financial Officer, supervised and participated in an evaluation of the company’s disclosure controls and procedures as of June 30, 2008. Based on, and as of the date of, that evaluation, United’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective in accumulating and communicating information to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures of that information under the Securities and Exchange Commission’s rules and forms and that the disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports that are filed or submitted by United under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in United’s Form 10-K for the year ended December 31, 2007, but United did add the following risk factor:
Our ability to raise capital could be limited and could affect our liquidity and could be dilutive to existing shareholders.
Current conditions in the capital markets are such that traditional sources of capital may not be available to us on reasonable terms if we needed to raise capital. In such case, there is no guarantee that we will be able to borrow funds or successfully raise additional capital at all or on terms that are favorable or otherwise not dilutive to existing shareholders.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds — None
Item 3. Defaults upon Senior Securities — None
Item 4. Submission of Matters to a Vote of Security Holders
United held its annual meeting of shareholders on April 30, 2008.
At the annual meeting, the shareholders elected Jimmy C. Tallent, Robert L. Head, Jr., W.C. Nelson, Jr., A. William Bennett, Robert H. Blalock, Guy W. Freeman, Charles E. Hill, Hoyt O. Holloway, John D. Stephens, and Tim Wallis as directors to serve until the next annual meeting and until their successors are elected and qualified. Of the 46,984,672 shares outstanding on the record date, 38,095,236 were voted representing 81% of the outstanding shares. The elections were approved by the votes set forth in the following table.

Election of Directors	Shares Voted in Favor	Shares Withheld
Jimmy C. Tallent	37,766,554	328,682
Robert L. Head, Jr.	37,764,302	330,934
W.C. Nelson, Jr.	37,621,040	474,196
A. William Bennett	37,651,575	443,661
Robert H. Blalock	37,841,310	253,926
Guy W. Freeman	37,689,374	405,862
Charles E. Hill	37,105,317	989,919
Hoyt O. Holloway	37,618,252	476,984
John D. Stephens	37,845,581	249,655
Tim Wallis	37,628,656	466,580
Shareholders also voted on the ratification of the independent auditors, Porter Keadle Moore. Of the 46,984,672 shares outstanding on the record date, 38,095,241 were voted, representing 81% of the outstanding shares. The ratification was approved by the votes set forth in the following table.

Other Proposals	Shares Voted in Favor	Shares Voted Against	Shares Withheld
Ratification of the independent auditors, Porter Keadle Moore	37,822,674	107,328	165,239
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

Date: August 8, 2008