Form 10-Q
period 2008-09-30
UNITED COMMUNITY BANKS INC
filed 2008-11-07
CIK 857855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2008
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
YES ☐ NO ☑
Common stock, par value $1 per share: 47,596,119 shares
outstanding as of September 30, 2008

Part I — Financial Information
Item 1 — Financial Statements
UNITED COMMUNITY BANKS, INC.
Consolidated Statement of Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2008	2007	2008	2007

Interest revenue:
Loans, including fees	$93,233	$127,213	$299,550	$361,085
Investment securities:
Taxable	18,258	16,637	55,765	46,081
Tax exempt	348	428	1,140	1,313
Federal funds sold and deposits in banks	100	134	372	272

Total interest revenue	111,939	144,412	356,827	408,751

Interest expense:
Deposits:
NOW	6,778	12,046	22,581	34,143
Money market	2,296	5,002	7,519	11,082
Savings	153	553	560	1,236
Time	39,044	42,862	116,756	126,466

Total deposit interest expense	48,271	60,463	147,416	172,927
Federal funds purchased, repurchase agreements, & other short-term borrowings	1,116	4,738	7,254	10,226
Federal Home Loan Bank advances	2,105	5,902	10,668	15,738
Long-term debt	2,227	2,100	6,366	6,505

Total interest expense	53,719	73,203	171,704	205,396

Net interest revenue	58,220	71,209	185,123	203,355
Provision for loan losses	76,000	3,700	99,000	26,100

Net interest (loss) revenue after provision for loan losses	(17,780)	67,509	86,123	177,255

Fee revenue:
Service charges and fees	8,171	7,855	23,941	23,083
Mortgage loan and other related fees	1,410	2,118	5,575	6,817
Consulting fees	1,727	2,381	5,786	6,369
Brokerage fees	905	895	2,812	3,031
Securities gains, net	120	225	477	1,818
Losses on prepayment of borrowings	—	—	—	(1,164)
Other	788	2,141	3,832	6,597

Total fee revenue	13,121	15,615	42,423	46,551

Total revenue	(4,659)	83,124	128,546	223,806

Operating expenses:
Salaries and employee benefits	28,626	29,698	86,133	88,037
Communications and equipment	3,909	3,936	11,593	11,593
Occupancy	3,905	3,617	11,325	10,124
Advertising and public relations	1,399	1,537	4,759	5,651
Postage, printing and supplies	1,493	1,479	4,533	4,819
Professional fees	1,596	1,920	5,196	5,409
Amortization of intangibles	752	771	2,264	1,968
Other	15,290	5,224	28,457	13,124

Total operating expenses	56,970	48,182	154,260	140,725

(Loss) income before income taxes	(61,629)	34,942	(25,714)	83,081
Income tax (benefit) expense	(21,755)	12,406	(9,011)	29,289

Net (loss) income	$(39,874)	$22,536	$(16,703)	$53,792

Net (loss) income available to common shareholders	$(39,878)	$22,532	$(16,715)	$53,778

(Loss) earnings per common share:
Basic	$(.84)	$.47	$(.35)	$1.18
Diluted	(.84)	.46	(.35)	1.16
Cash dividends per common share	.00	.09	.18	.27
Stock dividends per common share	.09	.00	.09	.00
Weighted average common shares outstanding:
Basic	47,304	48,348	47,111	45,452
Diluted	47,304	48,977	47,111	46,235
See notes to Consolidated Financial Statements

UNITED COMMUNITY BANKS, INC.
Consolidated Balance Sheet

	September 30,	December 31,	September 30,
(in thousands, except share and per share data)	2008	2007	2007
	(unaudited)	(audited)	(unaudited)
ASSETS

Cash and due from banks	$126,033	$157,549	$162,710
Interest-bearing deposits in banks	40,707	62,074	75,745

Cash and cash equivalents	166,740	219,623	238,455

Securities available for sale	1,400,827	1,356,846	1,296,826
Mortgage loans held for sale	17,763	28,004	23,717
Loans, net of unearned income	5,829,937	5,929,263	5,952,749
Less allowance for loan losses	111,299	89,423	90,935

Loans, net	5,718,638	5,839,840	5,861,814

Premises and equipment, net	179,727	180,088	174,918
Accrued interest receivable	47,920	62,828	67,385
Goodwill and other intangible assets	322,544	325,305	326,080
Other assets	218,384	194,768	191,405

Total assets	$8,072,543	$8,207,302	$8,180,600

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand	$680,196	$700,941	$737,357
NOW	1,393,928	1,474,818	1,464,956
Money market	394,358	452,917	495,092
Savings	179,274	186,392	195,132
Time:
Less than $100,000	1,814,926	1,573,604	1,595,515
Greater than $100,000	1,481,512	1,364,763	1,358,302
Brokered	745,141	322,516	307,954

Total deposits	6,689,335	6,075,951	6,154,308

Federal funds purchased, repurchase agreements, and other short-term borrowings	119,699	638,462	502,081
Federal Home Loan Bank advances	285,362	519,782	519,381
Long-term debt	137,996	107,996	107,996
Accrued expenses and other liabilities	23,271	33,209	63,073

Total liabilities	7,255,663	7,375,400	7,346,839

Shareholders’ equity:
Preferred stock, $1 par value; $10 stated value; 10,000,000 shares authorized; 25,800, 25,800 and 25,800 shares issued and outstanding	258	258	258
Common stock, $1 par value; 100,000,000 shares authorized; 48,809,301, 48,809,301 and 48,809,301 shares issued	48,809	48,809	48,809
Common stock issuable; 116,567, 73,250 and 66,366 shares	2,762	2,100	1,954
Capital surplus	457,779	462,881	462,499
Retained earnings	317,544	347,391	347,478
Treasury stock; 1,213,182, 1,905,921 and 1,266,935 shares, at cost	(27,024)	(43,798)	(30,969)
Accumulated other comprehensive income	16,752	14,261	3,732

Total shareholders’ equity	816,880	831,902	833,761

Total liabilities and shareholders’ equity	$8,072,543	$8,207,302	$8,180,600

See notes to Consolidated Financial Statements

UNITED COMMUNITY BANKS, INC.
Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)
For the Nine Months Ended September 30,

							Accumulated
			Common				Other
	Preferred	Common	Stock	Capital	Retained	Treasury	Comprehensive
(in thousands, except share and per share data)	Stock	Stock	Issuable	Surplus	Earnings	Stock	Income (Loss)	Total

Balance, December 31, 2006	$322	$42,891	$862	$270,383	$306,261	$—	$(3,952)	$616,767

Comprehensive income:
Net income					53,792			53,792
Other comprehensive income:
Unrealized holding gains on available for sale securities, net of deferred tax expense and reclassification adjustment							3,282	3,282
Unrealized gains on derivative financial instruments qualifying as cash flow hedges, net of deferred tax expense							4,402	4,402

Comprehensive income					53,792		7,684	61,476
Retirement of preferred stock (6,400 shares)	(64)							(64)
Cash dividends declared on common stock ($.27 per share)					(12,561)			(12,561)
Common stock issued for acquisitions ( 5,691,948 shares)		5,692		185,649				191,341
Exercise of stock options (110,328 shares)		78		457		767		1,302
Common stock issued to Dividend Reinvestment Plan and employee benefit plans (123,692 shares)		118		3,360		139		3,617
Amortization of stock option and restricted stock awards				2,611				2,611
Vesting of restricted stock (30,310 shares issued, 3,125 shares deferred)		30	93	(123)				—
Purchases of treasury stock (1,304,775 shares)						(31,875)		(31,875)
Deferred compensation plan, net, including dividend equivalents			999					999
Tax benefit from options exercised				162				162
Dividends declared on preferred stock ($.45 per share)					(14)			(14)

Balance, September 30, 2007	$258	$48,809	$1,954	$462,499	$347,478	$(30,969)	$3,732	$833,761

Balance, December 31, 2007	$258	$48,809	$2,100	$462,881	$347,391	$(43,798)	$14,261	$831,902

Comprehensive income:
Net loss					(16,703)			(16,703)
Other comprehensive (loss) income:
Unrealized holding losses on available for sale securities, net of deferred tax benefit and reclassification adjustment							(3,009)	(3,009)
Unrealized gains on derivative financial instruments qualifying as cash flow hedges, net of deferred tax expense and reclassification adjustment							5,500	5,500

Comprehensive (loss) income					(16,703)		2,491	(14,212)
Cash dividends declared on common stock ($.18 per share)					(8,465)			(8,465)
Stock dividends declared on common stock (360,155 shares, 1 for 130 shares)				(4,279)	(4,667)	8,906		(40)
Exercise of stock options (79,935 shares)				(927)		1,947		1,020
Common stock issued to Dividend Reinvestment Plan and employee benefit plans (233,276 shares)				(2,689)		5,460		2,771
Amortization of stock options and restricted stock				2,928				2,928
Vesting of restricted stock (15,159 shares issued, 8,700 shares deferred)			264	(626)		362		—
Deferred compensation plan, net, including dividend equivalents			512					512
Shares issued from deferred compensation plan (4,214 shares)				(114)	15		99	—
Tax benefit from options exercised				476				476
Dividends declared on preferred stock ($.45 per share)					(12)			(12)

Balance, September 30, 2008	$258	$48,809	$2,762	$457,779	$317,544	$(27,024)	$16,752	$816,880

*	Comprehensive loss for the third quarter of 2008 was $23,443,000 and comprehensive income for the third quarter of 2007 was $38,911,000.
See notes to Consolidated Financial Statements

UNITED COMMUNITY BANKS, INC.
Consolidated Statement of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
(in thousands)	2008	2007
Operating activities, net of effect of business combinations:
Net (loss) income	$(16,703)	$53,792

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, amortization and accretion	11,134	10,553
Provision for loan losses	99,000	26,100
Stock based compensation	2,928	2,611
Gain on sale of securities available for sale	(477)	(1,818)
Loss (gain) on sale of other assets	16	(208)
Loss (gain) on sale of other real estate	10,391	(412)
Loss on prepayment of borrowings	—	1,164
Changes in assets and liabilities:
Other assets and accrued interest receivable	1,792	(8,737)
Accrued expenses and other liabilities	86	(8,464)
Mortgage loans held for sale	10,241	11,608

Net cash provided by operating activities	118,408	86,189

Investing activities, net of effect of business combinations:
Proceeds from sales of securities available for sale	84,955	106,709
Proceeds from maturities and calls of securities available for sale	396,673	248,991
Purchases of securities available for sale	(519,421)	(484,229)
Net increase in loans	(58,709)	(81,394)
Purchase of Bank Owned Life Insurance	—	(50,000)
Proceeds from sales of premises and equipment	514	720
Purchases of premises and equipment	(8,960)	(26,768)
Net cash paid for acquisitions	—	(4,346)
Proceeds from sale of other real estate	51,970	9,787

Net cash used by investing activities	(52,978)	(280,530)

Financing activities, net of effect of business combinations:
Net change in deposits	613,384	(186,423)
Net change in federal funds purchased, repurchase agreements, and other short-term borrowings	(518,763)	472,852
Repayments of other borrowings	—	(5,000)
Proceeds from FHLB advances	400,000	950,000
Repayments of FHLB advances	(634,000)	(931,164)
Proceeds from issuance of subordinated debt	30,000	—
Proceeds from exercise of stock options	1,020	1,302
Proceeds from issuance of common stock for dividend reinvestment and employee benefit plans	2,771	3,617
Retirement of preferred stock	—	(64)
Purchase of treasury stock	—	(31,875)
Cash dividends on common stock	(12,713)	(11,719)
Cash dividends on preferred stock	(12)	(14)

Net cash (used) provided by financing activities	(118,313)	261,512

Net change in cash and cash equivalents	(52,883)	67,171

Cash and cash equivalents at beginning of period	219,623	171,284

Cash and cash equivalents at end of period	$166,740	$238,455

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$173,976	$203,519
Income taxes	20,124	37,661
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
Note 2 — Stock-Based Compensation
United has an equity compensation plan that allows for grants of incentive stock options, nonqualified stock options, restricted stock awards (also referred to as “nonvested stock” awards), stock awards, performance share awards or stock appreciation rights. Options granted under the plan can have an exercise price no less than the fair market value of the underlying stock at the date of grant. The general terms of the plan include a vesting period (usually four years) with an exercisable period not to exceed ten years. Certain option and restricted stock awards provide for accelerated vesting if there is a change in control (as defined in the plan). As of September 30, 2008, approximately 1,385,000 additional awards could be granted under the plan. Through September 30, 2008, only incentive stock options, nonqualified stock options and restricted stock awards and units had been granted under the plan.
The following table shows stock option activity for the first nine months of 2008.

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average Exercise	Contractual	Intrinsic
Options	Shares	Price	Term (Years)	Value ($000)

Outstanding at December 31, 2007	2,912,557	$21.57
Stock dividend adjustment	25,770	—
Granted	594,750	13.76
Exercised	(87,941)	13.41
Forfeited	(53,175)	28.50
Expired	(34,370)	24.08

Outstanding at September 30, 2008	3,357,591	20.10	6.3	$995

Exercisable at September 30, 2008	2,027,290	$18.81	4.7	$950

The weighted average fair value of stock options granted in the first nine months of 2008 and 2007 was $2.90 and $8.29, respectively. The fair value of each option granted was estimated on the date of grant using the Black-Scholes model. Because United’s option plan has not been in place long enough to gather sufficient information about exercise patterns to establish an expected life, United uses the formula provided by the Securities and Exchange Commission in Staff Accounting Bulletin No. 107 to determine the expected life of options. The weighted average assumptions used to determine the fair value of stock options are presented in the table below.

	Nine Months Ended
	September 30,
	2008	2007

Expected volatility	23.42%	20.00%
Expected dividend yield	2.62%	1.17%
Expected life (in years)	6.25	6.27
Risk-free rate	3.44%	4.60%

United’s stock trading history began in March of 2002 when United listed on the Nasdaq National Market. For 2008 and 2007, expected volatility was determined using United’s historical monthly volatility over the period beginning in March of 2002 through the end of the last completed year. Compensation expense for stock options was $1,578,000 and $1,564,000 for the nine months ended September 30, 2008 and 2007, respectively, which was net of deferred tax benefits of $692,000 and $492,000, respectively. The amount of compensation expense for both periods was determined based on the fair value of the options at the time of grant, multiplied by the number of options granted that were expected to vest, which was then amortized, net of any applicable tax benefit, over the vesting period. The forfeiture rate for options is estimated to be approximately 3% per year. The total intrinsic value of options exercised during the nine months ended September 30, 2008 and 2007 was $391,000 and $2,163,000, respectively.
The table below presents the activity in restricted stock awards for the first nine months of 2008.

		Weighted-Average
		Grant-Date Fair
Restricted Stock	Shares	Value

Outstanding at December 31, 2007	84,413	$29.26
Stock dividend adjustment	669	—
Granted	31,097	14.19
Vested	(23,859)	26.95
Cancelled	(3,000)	30.10

Outstanding at September 30, 2008	89,320	$24.38

Compensation expense for restricted stock is based on the fair value of restricted stock awards at the time of grant, which is equal to the value of United’s common stock on the date of grant. The value of restricted stock grants that are expected to vest is amortized into expense over the vesting period. For the nine months ended September 30, 2008 and 2007, compensation expense of $659,000 and $555,000, respectively, was recognized related to restricted stock awards. The total intrinsic value of the restricted stock was $1,184,000 at September 30, 2008.
As of September 30, 2008, there was $7.9 million of unrecognized compensation cost related to nonvested stock options and restricted stock awards granted under the plan. That cost is expected to be recognized over a weighted-average period of 1.4 years. The aggregate grant date fair value of options and restricted stock awards that vested during the nine months ended September 30, 2008, was $3.6 million.
Note 3 — Common Stock Issued / Common Stock Issuable
United provides a Dividend Reinvestment and Share Purchase Plan (DRIP) to its shareholders. Under the DRIP, shareholders of record can voluntarily reinvest all or a portion of their cash dividends into shares of United’s common stock, as well as purchase additional stock through the plan with cash. United’s 401(k) retirement plan regularly purchases shares of United’s common stock directly from United. In addition, United has an Employee Stock Purchase Program (ESPP) that allows eligible employees to purchase shares of common stock at a 5% discount, with no commission charges. For the nine months ended September 30, 2008 and 2007, United issued 233,276 and 123,692 shares, respectively, and increased capital by $2.8 million and $3.6 million, respectively, through these programs.
United offers its common stock as an investment option in its deferred compensation plan. The common stock component of the deferred compensation plan is accounted for as an equity instrument and is reflected in the consolidated financial statements as common stock issuable. At September 30, 2008 and 2007, 116,567 and 66,366 shares, respectively, were issuable under the deferred compensation plan.

Note 4 — Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share for the three months and nine months ended September 30, 2008 and 2007.
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income available to common shareholders	$(39,878)	$22,532	$(16,715)	$53,778

Weighted average shares outstanding:
Basic	47,304	48,348	47,111	45,452
Effect of dilutive securities(1)
Stock options and restricted stock	—	565	—	733
Common stock issuable under deferred compensation plan	—	64	—	50

Diluted	47,304	48,977	47,111	46,235

Earnings per common share:
Basic	$(.84)	$.47	$(.35)	$1.18

Diluted	$(.84)	$.46	$(.35)	$1.16

(1)
Due to a net loss for the three months and nine months ended September 30, 2008, stock options, restricted stock, and common stock issuable are considered anti-dilutive and thus are not included in this calculation.

Note 5 — Assets and Liabilities Measured at Fair Value
On January 1, 2008, United adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.
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
Loans
United does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, Accounting by Creditors for Impairment of a Loan, (SFAS 114). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2008, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, United records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, United records the impaired loan as nonrecurring Level 3.
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

Although United has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2008, United has assessed the significance of the effect of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, United has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The table below presents United’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.
(in thousands)

				Balance at
Description	Level 1	Level 2	Level 3	September 30, 2008
Assets
Securities available for sale	$—	$1,400,827	$—	$1,400,827
Deferred compensation plan assets	4,435	—	—	4,435
Derivative financial instruments	—	38,100	—	38,100

Total	$4,435	$1,438,927	$—	$1,443,362

Liabilities
Deferred compensation plan liability	$4,435	$—	$—	$4,435

Total liabilities	$4,435	$—	$—	$4,435

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
United may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. Generally Accepted Accounting Principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. The table below presents United’s assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.
(in thousands)

				Balance at
Description	Level 1	Level 2	Level 3	September 30, 2008
Assets
Loans	$—	$—	$58,741	$58,741
Foreclosed assets	—	—	33,746	33,746

Total	$—	$—	$92,487	$92,487

Note 6 — Stock Dividend
During the third quarter of 2008, United replaced its regular cash dividend with a stock dividend at a rate of 1 new share for every 130 shares owned. The stock dividend has been reflected in the financial statements as an issuance of stock with no proceeds rather than a stock split and therefore previously numbers of shares outstanding have not been adjusted. The amount of $40,000 shown in the equity statement as a reduction of capital related to the stock dividend is the amount of cash paid to shareholders for fractional shares.
Note 7 — Issuance of Subordinated Debt
On August 29, 2008, United Community Bank, United’s wholly-owned banking subsidiary, issued $30 million in subordinated debt which qualifies as Tier II capital under Risk-Based Capital rules. The unsecured subordinated debt accrues interest at three-month LIBOR plus 4.00% and matures on August 29, 2015. The subordinated debt is pre-payable at any time without penalty.
Note 8 — Recent Accounting Pronouncements
In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 140-3 Accounting for Transfers of Financial Assets and Repurchase Financing Transactions. This statement provides guidance regarding the accounting for a transfer of a financial asset and repurchase financing where the counterparties for both transactions are the same. In these circumstances, certain criteria must be met in order to not account for the transactions as a linked transaction. This FSP becomes effective for fiscal years and interim periods within those fiscal years, beginning on or after November 15, 2008. United does not anticipate that this FSP will have a material effect on United’s financial position, results of operations, or disclosures.

In February 2008, the FASB issued FSP FAS 157-1 Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 and FSP 157-2 Effective Date of FASB Statement No. 157. FSP FAS 157-1 excludes leases from the provisions of SFAS No. 157, unless the lease is valued under a transaction covered by Statement of Financial Accounting Standards No. 141(R) (SFAS No. 141). FSP FAS 157-2 delays implementation of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities measured at fair value on a non-recurring basis until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. Because United does not have any leases which are subject to fair value accounting, and because United already discloses nonfinancial assets measured at fair value on a nonrecurring basis in the financial statements, United does not anticipate that these FSPs will have a material effect on United’s financial position, results of operations, or disclosures.
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
In September 2008, the FASB issued FASB Staff Positions FAS 133-1 (FSP FAS 133-1) and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161. This staff position details the proper disclosure and reporting for credit derivatives for both the party that assumes credit risk (seller) and the party that is protected by the credit derivative (buyer). The disclosures should include the nature, term, reasoning, and events and circumstances that would require the seller to perform under the derivative contract. This FSP is effective for reporting periods ending after November 15, 2008. United is not the buyer or seller on any credit derivatives at this time, and thus United does not anticipate that adoption of this staff position will have a material effect on United’s financial position or results of operations.
On October 10, 2008, the FASB issued FASB Staff Position FAS 157-3 (FSP FAS 157-3), Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. This staff position addressed concerns among financial entities regarding assets trading in markets that were at one time active but have subsequently become inactive. Under FSP FAS 157-3, firms must take into account the facts and circumstances to determine whether the known trades in an inactive market are reflective of orderly transactions that are not forced liquidations or distressed sales. If the firm makes this determination, they can classify the assets as Level 3 of the fair value hierarchy and use an appropriate valuation approach relying to an extent on unobservable inputs, and thus following the appropriate disclosures associated with a recurring Level 3 asset. United’s current portfolio does not include any securities for which FSP FAS 157-3 would apply. Thus, FSP FAS 157-3 is not expected to have a material effect on United’s financial position, results of operations, or disclosures.
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
United is a bank holding company registered with the Federal Reserve under the Bank Holding Company Act of 1956 that was incorporated under the laws of the state of Georgia in 1987 and commenced operations in 1988. At September 30, 2008, United had total consolidated assets of $8.1 billion, total loans of $5.8 billion, total deposits of $6.7 billion and stockholders’ equity of $816.9 million.
United’s activities are primarily conducted by its wholly owned Georgia banking subsidiary (the “Bank”) and Brintech, Inc., a consulting firm providing professional services to the financial services industry. The Bank operations are conducted under a community bank model that operates 27 “community banks” with local bank presidents and boards in north Georgia, the Atlanta metropolitan statistical area (“MSA”), the Gainesville MSA, coastal Georgia, western North Carolina, and east Tennessee.
Several significant events affecting the banking industry occurred during the third quarter of 2008, including the failure or near failure of several large financial institutions and the failure of Fannie Mae and Freddie Mac, two government sponsored enterprises or GSEs. These events led to serious concerns about the safety and soundness of the financial services industry that affected financial markets around the world. In response to the emerging crisis, on October 3, 2008, Congress passed and President Bush signed into law the Emergency Economic Stabilization Act of 2008 (The “Act”) which created a $700 billion Troubled Assets Relief Program (“TARP”) to purchase illiquid assets of troubled banks. The Act also raised the limits on FDIC insurance protection from $100,000 to $250,000 through the end of 2009. On October 14, the U.S. Treasury Department announced a voluntary capital purchase program that would allow the U.S. Treasury to purchase senior preferred shares in qualified financial institutions in an amount between 1% and 3% of the financial institutions’ risk-weighted assets.
United reported a net operating loss of $39.9 million for the third quarter of 2008, compared with net operating income of $22.5 million for the third quarter of 2007. Diluted operating loss per common share was $.84 for the third quarter of 2008, compared with diluted operating earnings per common share of $.46 for the third quarter of 2007. The loss in the third quarter of 2008 was due to a $76 million provision for loan losses and $10 million in writedowns and expenses on foreclosed properties that reflect the effect of further deterioration in credit conditions in United’s loan portfolio.
United reported a net operating loss of $16.7 million for the nine months ended September 30, 2008, compared with net operating income of $53.8 million for the nine months ended September 30, 2007. Diluted operating loss per common share was $.35 for the nine months ended September 30, 2008, compared with diluted operating earnings per common share of $1.36 for the nine months ended September 30, 2007.

Earnings decreased primarily as a result of a higher provision for loan losses related to the increase in charge-offs within the loan portfolio combined with margin compression due to an increase in non-performing assets, competitive deposit pricing and efforts to build liquidity. Housing sales remain at low levels, leaving a surplus of finished housing and lot inventory in our footprint, most notably in the Atlanta MSA. This decline in housing sales negatively affects both the cash flows of our residential construction and land development customers, and the demand for new land development loans.
Nonperforming assets increased to 2.20% of total assets as of September 30, 2008, compared to .77% as of September 30, 2007. This increase is a reflection of the downstream effects of declining home sales in the Atlanta MSA, which itself is indicative of the regional economic slowdown that is occurring in much of the Southeast. To date, the rise in nonperforming assets has been mostly confined to the residential construction and development portfolio and predominantly within the Atlanta MSA.
Fee revenue decreased $2.5 million, or 16%, from the third quarter of 2007. Although service charges and fees and brokerage fees remained near the same level as the third quarter of 2007, mortgage fees and consulting fees saw declines reflecting the slow housing market and a decline in demand for consulting services in the banking industry associated with earnings pressures. Other fee revenue was down from a year ago, primarily due to weak performance from bank owned life insurance assets and deferred compensation plan assets in the third quarter of 2008.
Operating expenses increased $8.8 million, or 18%, from the third quarter of 2007, primarily due to higher expenses associated with and writedowns on foreclosed real estate properties and higher FDIC insurance premiums.
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
Operating performance measures exclude the effect of a special $15 million fraud related provision for loan losses recorded in the second quarter of 2007 and an additional $3 million provision and $18 million in related charge-offs in the fourth quarter of 2007 involving lot loans in a failed real estate development near Spruce Pine, North Carolina. Management believes that the circumstances leading to the special provision and subsequent charge-offs were isolated, non-recurring events and do not reflect overall trends in United’s performance. Management also believes that these non-GAAP performance measures provide users of United’s financial information with a meaningful measure for assessing United’s financial results and credit trends and comparing financial results to prior periods.

A reconciliation of operating earnings measures to reported earnings measures using GAAP is presented below:
Table 1 — Operating Earnings to GAAP Earnings Reconciliation
(in thousands, except per share data)

	2008			2007		For the Nine Months Ended
	Third	Second	First	Fourth	Third	September 30
	Quarter	Quarter	Quarter	Quarter	Quarter	2008	2007

Special provision for fraud related loan losses	$—	$—	$—	$3,000	$—	$—	$15,000

Income tax effect of special provision	—	—	—	1,167	—	—	5,835

After-tax effect of special provision	$—	$—	$—	$1,833	$—	$—	$9,165

Net Income (Loss) Reconciliation
Operating net income (loss)	$(39,874)	$7,093	$16,078	$6,034	$22,536	$(16,703)	$62,957
After-tax effect of special provision and merger-related charges	—	—	—	(1,833)	—	—	(9,165)

Net income (loss) (GAAP)	$(39,874)	$7,093	$16,078	$4,201	$22,536	$(16,703)	$53,792

Basic Earnings (Loss) Per Share Reconciliation
Basic operating earnings (loss) per share	$(.84)	$.15	$.34	$.13	$.47	$(.35)	$1.38
Per share effect of special provision and merger-related charges	—	—	—	(.04)	—	—	(.20)

Basic earnings (loss) per share (GAAP)	$(.84)	$.15	$.34	$.09	$.47	$(.35)	$1.18

Diluted Earnings (Loss) Per Share Reconciliation
Diluted operating earnings (loss) per share	$(.84)	$.15	$.34	$.13	$.46	$(.35)	$1.36
Per share effect of special provision and merger-related charges	—	—	—	(.04)	—	—	(.20)

Diluted earnings (loss) per share (GAAP)	$(.84)	$.15	$.34	$.09	$.46	$(.35)	$1.16

Provision for Loan Losses Reconciliation
Operating provision for loan losses	$76,000	$15,500	$7,500	$26,500	$3,700	$99,000	$11,100
Special provision for fraud related loan losses	—	—	—	3,000	—	—	15,000

Provision for loan losses (GAAP)	$76,000	$15,500	$7,500	$29,500	$3,700	$99,000	$26,100

Nonperforming Assets Reconciliation
Nonperforming assets excluding fraud-related assets	$174,227	$148,219	$85,182	$40,956	$39,761	$174,227	$39,761
Fraud-related loans and OREO included in nonperforming assets	3,477	3,945	4,682	5,302	23,576	3,477	23,576

Nonperforming assets (GAAP)	$177,704	$152,164	$89,864	$46,258	$63,337	$177,704	$63,337

Allowance for Loan Losses Reconciliation
Allowance for loan losses excluding special fraud-related allowance	$111,299	$91,035	$89,848	$89,423	$75,935	$111,299	$75,935
Fraud-related allowance for loan losses	—	—	—	—	15,000	—	15,000

Allowance for loan losses (GAAP)	$111,299	$91,035	$89,848	$89,423	$90,935	$111,299	$90,935

Net Charge Offs Reconciliation
Net charge offs excluding charge off of fraud-related loans	$55,736	$14,313	$7,075	$13,012	$5,236	$77,124	$8,822
Fraud-related loans charged off	—	—	—	18,000	—	—	—

Net charge offs (GAAP)	$55,736	$14,313	$7,075	$31,012	$5,236	$77,124	$8,822

Allowance for Loan Losses to Loans Ratio Reconciliation
Allowance for loan losses to loans ratio excluding fraud-related allowance	1.91%	1.53%	1.51%	1.51%	1.28%	1.91%	1.28%
Portion of allowance assigned to fraud-related loans	—	—	—	—	.25	—	.25

Allowance for loan losses to loans ratio (GAAP)	1.91%	1.53%	1.51%	1.51%	1.53%	1.91%	1.53%

Nonperforming Assets to Total Assets Ratio Reconciliation
Nonperforming assets to total assets ratio excluding fraud-related assets	2.16%	1.79%	1.02%	.50%	.49%	2.16%	.49%
Fraud-related nonperforming assets	.04	.05	.05	.06	.28	.04	.28

Nonperforming assets to total assets ratio (GAAP)	2.20%	1.84%	1.07%	.56%	.77%	2.20%	.77%

Net Charge Offs to Average Loans Ratio Reconciliation
Net charge offs to average loans ratio excluding fraud-related loans	3.77%	.97%	.48%	.87%	.35%	1.74%	.21%
Charge offs of fraud-related loans	—	—	—	1.20	—	—	—

Net charge offs to average loans ratio (GAAP)	3.77%	.97%	.48%	2.07%	.35%	1.74%	.21%

Table 2 — Financial Highlights
Selected Financial Information

						Third
	2008			2007		Quarter	For the Nine		YTD
(in thousands, except per share	Third	Second	First	Fourth	Third	2008-2007	Months Ended		2008-2007
data; taxable equivalent)	Quarter	Quarter	Quarter	Quarter	Quarter	Change	2008	2007	Change
INCOME SUMMARY
Interest revenue	$112,510	$116,984	$129,041	$140,768	$144,884		$358,535	$410,150
Interest expense	53,719	55,231	62,754	71,038	73,203		171,704	205,396

Net interest revenue	58,791	61,753	66,287	69,730	71,681	(18)%	186,831	204,754	(9)%
Provision for loan losses (1)	76,000	15,500	7,500	26,500	3,700		99,000	11,100
Fee revenue	13,121	15,105	14,197	16,100	15,615	(16)	42,423	46,551	(9)

Total operating revenue	(4,088)	61,358	72,984	59,330	83,596	(105)	130,254	240,205	(46)
Operating expenses	56,970	49,761	47,529	49,336	48,182	18	154,260	140,725	10

Income (loss) before taxes	(61,058)	11,597	25,455	9,994	35,414	(272)	(24,006)	99,480	(124)
Income tax expense (benefit)	(21,184)	4,504	9,377	3,960	12,878		(7,303)	36,523

Net operating income (loss)	(39,874)	7,093	16,078	6,034	22,536	(277)	(16,703)	62,957	(127)
Fraud loss provision, net of tax (1)	—	—	—	1,833	—		—	9,165

Net income (loss)	$(39,874)	$7,093	$16,078	$4,201	$22,536	(277)	$(16,703)	$53,792	(131)

OPERATING PERFORMANCE (1)
Earnings (loss) per common share:
Basic	$(.84)	$.15	$.34	$.13	$.47	(279)	$(.35)	$1.38	(125)
Diluted	(.84)	.15	.34	.13	.46	(283)	(.35)	1.36	(126)
Return on tangible equity (2)(3)(4)	(30.43)	5.86	13.16	5.06	17.54		(3.99)	17.42
Return on assets (4)	(1.95)	.34	.78	.29	1.11		(.27)	1.11
Dividend payout ratio	(10.71)	60.00	26.47	69.23	19.15		(77.14)	19.57

GAAP PERFORMANCE MEASURES
Per common share:
Basic (loss) earnings	$(.84)	$.15	$.34	$.09	$.47	(279)	$(.35)	$1.18	(130)
Diluted (loss) earnings	(.84)	.15	.34	.09	.46	(283)	(.35)	1.16	(130)
Cash / stock dividends declared	.09	.09	.09	.09	.09	0	.27	.27	0
Book value	17.12	17.75	18.50	17.70	17.51	(2)	17.12	17.51	(2)
Tangible book value (3)	10.48	11.03	11.76	10.92	10.81	(3)	10.48	10.81	(3)
Key performance ratios:
Return on equity (2)(4)	(19.07)%	3.41%	7.85%	2.01%	10.66%		(2.69)%	10.04%
Return on assets	(1.95)	.34	.78	.20	1.11		(.27)	.95
Net interest margin (4)	3.17	3.32	3.55	3.73	3.89		3.35	3.94
Efficiency ratio	79.35	65.05	59.05	57.67	55.34		67.43	56.14
Dividend payout ratio	(10.71)	60.00	26.47	100.00	19.15		(77.14)	22.88
Equity to assets	10.28	10.33	10.30	10.20	10.32		10.30	9.39
Tangible equity to assets (3)	6.65	6.77	6.73	6.58	6.65		6.72	6.65

ASSET QUALITY
Allowance for loan losses	$111,299	$91,035	$89,848	$89,423	$90,935		$111,299	$90,935
Net charge-offs (1)	55,736	14,313	7,075	13,012	5,236		77,124	8,822
Non-performing loans	139,266	123,786	67,728	28,219	46,783		139,266	46,783
OREO	38,438	28,378	22,136	18,039	16,554		38,438	16,554

Total non-performing assets	177,704	152,164	89,864	46,258	63,337		177,704	63,337
Allowance for loan losses to loans (1)	1.91%	1.53%	1.51%	1.51%	1.28%		1.91%	1.28%
Net charge-offs to average loans (1)(4)	3.77	.97	.48	.87	.35		1.74	.21
Non-performing assets to loans and OREO	3.03	2.55	1.50	.78	1.06		3.03	1.06
Non-performing assets to total assets	2.20	1.84	1.07	.56	.77		2.20	.77

AVERAGE BALANCES
Loans	$5,889,168	$5,933,143	$5,958,296	$5,940,230	$5,966,933	(1)	$5,926,731	$5,665,314	5
Investment securities	1,454,740	1,507,240	1,485,515	1,404,796	1,308,192	11	1,482,397	1,235,183	20
Earning assets	7,384,287	7,478,018	7,491,480	7,424,992	7,332,492	1	7,451,017	6,951,573	7
Total assets	8,146,880	8,295,748	8,305,621	8,210,120	8,083,739	1	8,249,042	7,568,910	9
Deposits	6,597,339	6,461,361	6,051,069	6,151,476	6,246,319	6	6,370,753	5,987,225	6
Shareholders’ equity	837,487	856,727	855,659	837,195	834,094	0	849,912	710,950	20
Common shares — basic	47,304	47,060	46,966	47,203	48,348		47,111	45,452
Common shares — diluted	47,304	47,249	47,272	47,652	48,977		47,111	46,235

AT PERIOD END
Loans	$5,829,937	$5,933,141	$5,967,839	$5,929,263	$5,952,749	(2)	$5,829,937	$5,952,749	(2)
Investment securities	1,400,827	1,430,588	1,508,402	1,356,846	1,296,826	8	1,400,827	1,296,826	8
Total assets	8,072,543	8,264,051	8,386,255	8,207,302	8,180,600	(1)	8,072,543	8,180,600	(1)
Deposits	6,689,335	6,696,456	6,175,769	6,075,951	6,154,308	9	6,689,335	6,154,308	9
Shareholders’ equity	816,880	837,890	871,452	831,902	833,761	(2)	816,880	833,761	(2)
Common shares outstanding	47,596	47,096	47,004	46,903	47,542		47,596	47,542

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

Results of Operations
Net operating loss was $39.9 million for the third quarter of 2008, compared to net operating income of $22.5 million for the same period in 2007. Diluted operating loss per share was $.84 for the third quarter of 2008, compared to diluted operating earnings per share of $.46 for the third quarter of 2007.
Net operating loss was $16.7 million for the nine months ended September 30, 2008, compared to net operating income of $63.0 million for the same period in 2007. Diluted operating loss per share was $.35 for the nine months ended September 30, 2008, compared to diluted operating earnings per share of $1.36 for the nine months ended September 30, 2007.
Net Interest Revenue (Taxable Equivalent)
Net interest revenue (the difference between the interest earned on assets and the interest paid on deposits and borrowed funds) is the single largest component of total revenue. United actively manages this revenue source to provide optimal levels of revenue while balancing interest rate, credit and liquidity risks. Net interest revenue for the three months ended September 30, 2008 was $58.8 million, down $12.9 million, or 18%, from last year. Average loans decreased $77.8 million, or 1%, from the third quarter last year. Overall, United’s loan portfolio decreased slightly, which was a result of the slowdown in the housing market, particularly in the Atlanta MSA where period end loans decreased $256.6 million from September 30, 2007. Much of the decrease was intentional as management sought to rebalance the loan portfolio by reducing the concentration of residential construction loans, particularly in the Atlanta MSA where the housing market has been under considerable stress. In contrast, period-end loans in north Georgia increased $40.5 million, coastal Georgia increased $55.8 million, the Gainesville MSA increased $31.8 million, east Tennessee increased $23.9 million and western North Carolina decreased $18.2 million.
Average interest-earning assets for the third quarter 2008 increased $51.8 million, or 1%, over the same period in 2007. These increases in interest-earning assets were more than funded by interest-bearing sources, resulting in increases in average interest-bearing liabilities of $125.6 million compared to the same period in 2007. The increase in interest-bearing liabilities was primarily the result of an increase in interest-bearing deposits.
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
For the three months ended September 30, 2008 and 2007, the net interest spread was 2.82% and 3.34%, respectively, while the net interest margin was 3.17% and 3.89%, respectively. The compression of the spread and margin was primarily the result of a rise in non-performing assets and increased deposit pricing resulting from increased competition for deposits due to liquidity pressures affecting the banking industry as a whole. The compression of the spread and margin was also due to the 325 basis point lowering of the prime rate initiated by actions of the Federal Reserve beginning in September 2007 and the resulting repricing of our interest earning assets faster than our interest-bearing liabilities. Also contributing to the lower spread and net interest margin was a shift in earning-asset mix from loans to investment securities. With the additional 100 basis point lowering of the prime rate initiated by the Federal Reserve on October 8, 2008 and October 29, 2008, management expects the spread and margin to further compress.
The average yield on interest-earning assets for the third quarter of 2008 was 6.07%, compared with 7.85% in the third quarter of 2007. Loan yields were down 214 basis points compared with the third quarter of 2007, primarily due to the 325 basis point decrease in the prime rate since September 2007 and an increase in non-performing assets.
The average cost of interest-bearing liabilities for the third quarter was 3.25% compared to 4.51% from the same period of 2007. Even as the cost of borrowed funds decreased 209 basis points compared with the second quarter of 2007, the cost of interest-bearing deposits only decreased 111 basis points in the same timeframe. Deposit pricing decreased less than borrowed funds because at the same time index interest rates were dropping, increasing competition for deposits kept deposit pricing at higher levels in relation to the cost to borrow funds.

The following table shows the relationship between interest revenue and expense, and the average amounts of interest-earning assets and interest-bearing liabilities for the three months ended September 30, 2008 and 2007.
Table 3 — Average Consolidated Balance Sheets and Net Interest Analysis
For the Three Months Ended September 30,

	2008			2007
	Average		Avg.	Average		Avg.
(dollars in thousands, taxable equivalent)	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (1)(2)	$5,889,168	$93,270	6.30%	$5,966,933	$126,992	8.44%
Taxable securities (3)	1,422,321	18,258	5.13	1,266,609	16,637	5.25
Tax-exempt securities (1)(3)	32,419	573	7.07	41,583	704	6.77
Federal funds sold and other interest-earning assets	40,379	409	4.05	57,367	551	3.84

Total interest-earning assets	7,384,287	112,510	6.07	7,332,492	144,884	7.85

Non-interest-earning assets:
Allowance for loan losses	(93,687)			(93,832)
Cash and due from banks	111,741			141,536
Premises and equipment	180,825			173,605
Other assets (3)	563,714			529,938

Total assets	$8,146,880			$8,083,739

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW	$1,463,744	$6,778	1.84	$1,431,168	$12,046	3.34
Money market	421,626	2,296	2.17	496,005	5,002	4.00
Savings	182,525	153	.33	201,031	553	1.09
Time less than $100,000	1,779,550	17,812	3.98	1,624,698	20,151	4.92
Time greater than $100,000	1,530,719	15,825	4.11	1,391,139	18,192	5.19
Brokered	530,705	5,407	4.05	358,614	4,519	5.00

Total interest-bearing deposits	5,908,869	48,271	3.25	5,502,655	60,463	4.36

Federal funds purchased and other borrowings	256,742	1,116	1.73	348,472	4,738	5.39
Federal Home Loan Bank advances	286,540	2,105	2.92	474,555	5,902	4.93
Long-term debt	118,756	2,227	7.46	119,596	2,100	6.97

Total borrowed funds	662,038	5,448	3.27	942,623	12,740	5.36

Total interest-bearing liabilities	6,570,907	53,719	3.25	6,445,278	73,203	4.51

Non-interest-bearing liabilities:
Non-interest-bearing deposits	688,470			743,664
Other liabilities	50,016			60,703

Total liabilities	7,309,393			7,249,645
Shareholders’ equity	837,487			834,094

Total liabilities and shareholders’ equity	$8,146,880			$8,083,739

Net interest revenue		$58,791			$71,681

Net interest-rate spread			2.82%			3.34%

Net interest margin (4)			3.17%			3.89%

(1)
Interest revenue on tax-exempt securities and loans has been increased to reflect comparable interest on taxable securities and loans. The rate used was 39%, reflecting the statutory federal income tax rate and the federal tax adjusted state income tax rate.

(2)	Included in the average balance of loans outstanding are loans where the accrual of interest has been discontinued.

(3)	Securities available for sale are shown at amortized cost. Pretax unrealized losses of $11.7 million in 2008 and $13.3 million in 2007 are included in other assets for purposes of this presentation.

(4)	Net interest margin is taxable equivalent net-interest revenue divided by average interest-earning assets.

The following table shows the relationship between interest revenue and expense, and the average amounts of interest-earning assets and interest-bearing liabilities for the nine months ended September 30, 2008 and 2007.
Table 4 — Average Consolidated Balance Sheets and Net Interest Analysis
For the Nine Months Ended September 30,

	2008			2007
	Average		Avg.	Average		Avg.
(dollars in thousands, taxable equivalent)	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (1)(2)	$5,926,731	$299,601	6.75%	$5,665,314	$360,430	8.51%
Taxable securities (3)	1,447,409	55,765	5.14	1,192,815	46,081	5.15
Tax-exempt securities (1)(3)	34,988	1,876	7.15	42,368	2,160	6.80
Federal funds sold and other interest-earning assets	41,889	1,292	4.11	51,076	1,479	3.86

Total interest-earning assets	7,451,017	358,534	6.43	6,951,573	410,150	7.89

Non-interest-earning assets:
Allowance for loan losses	(93,165)			(78,541)
Cash and due from banks	136,920			130,816
Premises and equipment	181,210			159,674
Other assets (3)	573,060			405,388

Total assets	$8,249,042			$7,568,910

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW	$1,476,998	$22,581	2.04	$1,378,200	$34,143	3.31
Money market	427,676	7,519	2.35	371,716	11,082	3.99
Savings	184,713	560	.40	187,693	1,236	.88
Time less than $100,000	1,659,308	53,320	4.29	1,631,243	59,925	4.91
Time greater than $100,000	1,460,277	48,330	4.42	1,383,004	54,000	5.22
Brokered	480,166	15,106	4.20	342,162	12,541	4.90

Total interest-bearing deposits	5,689,138	147,416	3.46	5,294,018	172,927	4.37

Federal funds purchased and other borrowings	396,798	7,254	2.44	255,115	10,226	5.36
Federal Home Loan Bank advances	452,826	10,668	3.15	430,151	15,738	4.89
Long-term debt	111,607	6,366	7.62	115,390	6,505	7.54

Total borrowed funds	961,231	24,288	3.38	800,656	32,469	5.42

Total interest-bearing liabilities	6,650,369	171,704	3.45	6,094,674	205,396	4.51

Non-interest-bearing liabilities:
Non-interest-bearing deposits	681,615			693,207
Other liabilities	67,146			70,079

Total liabilities	7,399,130			6,857,960
Shareholders’ equity	849,912			710,950

Total liabilities and shareholders’ equity	$8,249,042			$7,568,910

Net interest revenue		$186,830			$204,754

Net interest-rate spread			2.98%			3.38%

Net interest margin (4)			3.35%			3.94%

(1)
Interest revenue on tax-exempt securities and loans has been increased to reflect comparable interest on taxable securities and loans. The rate used was 39%, reflecting the statutory federal income tax rate and the federal tax adjusted state income tax rate.

(2)	Included in the average balance of loans outstanding are loans where the accrual of interest has been discontinued.

(3)
Securities available for sale are shown at amortized cost. Pretax unrealized gains of $5.7 million in 2008 and pretax unrealized losses of $10.4 million in 2007 are included in other assets for purposes of this presentation.

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
Table 5 — Change in Interest Revenue and Expense on a Taxable Equivalent Basis
(in thousands)

	Three Months Ended September 30, 2008			Nine Months Ended September 30, 2008
	Compared to 2007			Compared to 2007
	Increase (decrease)			Increase (decrease)
	Due to Changes in			Due to Changes in
	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Loans	$(1,635)	$(32,087)	$(33,722)	$16,005	$(76,834)	$(60,829)
Taxable securities	2,006	(385)	1,621	9,891	(207)	9,684
Tax-exempt securities	(161)	30	(131)	(449)	165	(284)
Federal funds sold and other interest-earning assets	(171)	29	(142)	(326)	139	(187)

Total interest-earning assets	39	(32,413)	(32,374)	25,121	(76,737)	(51,616)

Interest-bearing liabilities:
NOW accounts	268	(5,536)	(5,268)	2,300	(13,862)	(11,562)
Money market accounts	(665)	(2,041)	(2,706)	1,485	(5,048)	(3,563)
Savings deposits	(47)	(353)	(400)	(19)	(657)	(676)
Time deposits less than $100,000	1,798	(4,137)	(2,339)	1,015	(7,620)	(6,605)
Time deposits greater than $100,000	1,701	(4,068)	(2,367)	2,894	(8,564)	(5,670)
Brokered deposits	1,871	(983)	888	4,527	(1,962)	2,565

Total interest-bearing deposits	4,926	(17,118)	(12,192)	12,202	(37,713)	(25,511)

Federal funds purchased & other borrowings	(1,010)	(2,612)	(3,622)	4,119	(7,091)	(2,972)
Federal Home Loan Bank advances	(1,867)	(1,930)	(3,797)	792	(5,862)	(5,070)
Long-term debt	(15)	142	127	(215)	76	(139)

Total borrowed funds	(2,892)	(4,400)	(7,292)	4,696	(12,877)	(8,181)

Total interest-bearing liabilities	2,034	(21,518)	(19,484)	16,898	(50,590)	(33,692)

Increase in net interest revenue	$(1,995)	$(10,895)	$(12,890)	$8,223	$(26,147)	$(17,924)

Provision for Loan Losses
The provision for loan losses was $76.0 million for the third quarter of 2008, compared with $3.7 million for the same period in 2007. Net loan charge-offs as an annualized percentage of average outstanding loans for the three months ended September 30, 2008 was 3.77%, compared to .35% for the third quarter of 2007. For the first nine months of 2008 net loan charge offs as an annualized percentage of average outstanding loans was 1.74% versus .21% for 2007. As the housing market in general in United’s footprint has struggled, most notably in the Atlanta MSA, it has made it difficult for some developers to obtain cash flows from selling lots and houses that were needed to service their debt. This is part of the deterioration of the residential construction and housing markets that has affected the Southeast and resulted in higher credit losses and an increase in non-performing assets.
The provision for loan losses is based on management’s evaluation of losses inherent in the loan portfolio and corresponding analysis of the allowance for loan losses at quarter-end. The amount of provision recorded in the third quarter was the amount required such that the total allowance for loan losses reflects, in the estimation of management, the appropriate balance and is adequate to cover inherent losses in the loan portfolio. The substantial increase in the provision was a result of further credit deterioration within United’s loan portfolio, mostly in the residential construction and development portion of the portfolio within the Atlanta MSA. Due to management’s expectation of continued weakening in the housing market, United disposed of $66 million of its most troubled assets resulting in a significant increase in charge-offs in the third quarter of 2008. Additional discussion on loan quality and the allowance for loan losses is included in the Asset Quality section of this report.
Fee Revenue
Although United continues to focus on increasing fee revenue through new products and services, fee revenue for the three months ended September 30, 2008 was $13.1 million, a decrease of $2.5 million, or 16%, from 2007. The following table presents the components of fee revenue for the third quarter and the first nine months of 2008 and 2007.

Table 6 — Fee Revenue
(dollars in thousands)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2008	2007	Change	2008	2007	Change

Service charges and fees	$8,171	$7,855	4%	$23,941	$23,083	4%
Mortgage loan and other related fees	1,410	2,118	(33)	5,575	6,817	(18)
Consulting fees	1,727	2,381	(27)	5,786	6,369	(9)
Brokerage fees	905	895	1	2,812	3,031	(7)
Securities gains, net	120	225		477	1,818
Loss on prepayments of borrowings	—	—		—	(1,164)
Other	788	2,141	(63)	3,832	6,597	(42)

Total	$13,121	$15,615	(16)	$42,423	$46,551	(9)

Mortgage loans and related fees for the first quarter decreased $708,000, or 33%, from 2007. This decrease was due to decreased demand for new mortgage loans resulting from the slow housing market. In the third quarter of 2008, United closed 492 loans totaling $83.6 million compared with 549 loans totaling $100.8 million in the third quarter of 2007. Substantially all originated residential mortgages were sold into the secondary market including the right to service these loans.
Consulting fees decreased $654,000, or 27%, compared to 2007. This decrease is a direct result of the current economic stress affecting the financial services industry which has limited sales of new consulting projects.
Other fee revenue decreased $1.4 million, or 63%, compared to 2007. This decline is due to lower revenue generated by United’s bank owned life insurance assets and deferred compensation plan assets.
Operating Expenses
For the nine months ended September 30, 2008, total operating expenses were $57.0 million, an increase of 18% compared with $48.2 million for the same period in 2007. The following table presents the components of operating expenses for the three months and nine months ended September 30, 2008 and 2007.
Table 7 — Operating Expenses
(dollars in thousands)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2008	2007	Change	2008	2007	Change

Salaries and employee benefits	$28,626	$29,698	(4)%	$86,133	$88,037	(2)%
Communications and equipment	3,909	3,936	(1)	11,593	11,593	—
Occupancy	3,905	3,617	8	11,325	10,124	12
Advertising and public relations	1,399	1,537	(9)	4,759	5,651	(16)
Postage, printing and supplies	1,493	1,479	1	4,533	4,819	(6)
Professional fees	1,596	1,920	(17)	5,196	5,409	(4)
Amortization of intangibles	752	771	(2)	2,264	1,968	15
Other	15,290	5,224	193	28,457	13,124	117

Total	$56,970	$48,182	18	$154,260	$140,725	10

Salaries and employee benefits for the third quarter 2008 totaled $28.8 million, a decrease of $1.1 million, or 4%, from the same period in 2007. This decrease was primarily due to lower bonus and incentive costs in 2008. At September 30, 2008, total staff was 2,026, an increase of 14 employees from the third quarter 2007, most of which were added in the special assets and credit administration areas.
Professional fees for the third quarter 2008 decreased $324,000, or 17%, from the same period in 2007. The decrease from a year ago was due to postponement and reduction of lower priority projects at this time.

Other expense of $15.3 million increased $10.1 million from 2007. The increase was due to an increase of $9.5 million in writedowns and expenses on foreclosed properties and an increase in FDIC insurance premiums of approximately $482,000, which also account for most of the year to date increase over 2007.
Income Taxes
Income tax benefit for the third quarter 2008 was $21.8 million as compared with income tax expense of $12.4 million for the third quarter of 2007, representing a 35.3% and a 35.5% effective tax rate, respectively. For the first nine months, the income tax benefit was $9.0 million for the period ending September 30, 2008 and income tax expense was $29.3 million for the period ending September 30, 2007. The effective tax rate for those periods was 35.0% and 35.3% respectively. The effective tax rates were lower than the statutory tax rates primarily due to interest revenue on certain investment securities and loans that are exempt from income taxes, tax exempt fee revenue and tax credits received on affordable housing investments. Additional information regarding income taxes can be found in Note 14 to the consolidated financial statements filed with United’s 2007 Form 10-K.
The effective tax rate for the third quarter of 2008 also reflects a decision by management to surrender certain bank owned life insurance (BOLI) policies with a cash surrender value of approximately $64 million. The policies were part of a BOLI transaction entered into by the company in April 2007. The underlying assets in which the cash surrender value had been invested had depreciated significantly since their original purchase. United was able to recover its original investment by surrendering the policies, thereby avoiding any loss in value of the underlying assets; however, United will incur a tax charge on the accumulated earnings of the policies. The effective tax rate for the third quarter, absent the tax charge on the surrender, would have been approximately 40%. The 40% effective tax is above United’s blended state and federal statutory rate of 38.9%, reflecting the tax benefit of the current pre-tax loss plus the positive effect of tax-exempt earnings and tax credits.
Balance Sheet Review
Total assets at September 30, 2008 and 2007 were $8.1 billion and $8.2 billion, respectively. Average total assets for the third quarter 2008 were $8.1 billion, up $63 million from average assets for the third quarter of 2007.
Goodwill
United reviews its goodwill for impairment annually, or more frequently if circumstances indicate that goodwill has been impaired. During the last four quarters, United’s stock price has traded below its per-share book value and falling below tangible book value for a short period of time, which we believe reflects uncertainty about the economic cycle rather than the value of the underlying franchise and core business. The current economic environment has resulted in lower earnings with higher credit costs and those costs have been reflected in the income statement as well as valuation adjustments to the loan balances through increases to the level of the allowance for loan losses. Although management believes that goodwill has not been impaired and that the value of United’s business remains intact and earnings will return to prior period levels when the credit cycle recovers, a thorough impairment test will be performed during the fourth quarter.

Loans
The following table presents a summary of the loan portfolio.
Table 8 — Loans Outstanding
(dollars in thousands)

	September 30,	December 31,	September 30,
	2008	2007	2007
By Loan Type
Commercial (secured by real estate)	$1,603,651	$1,475,930	$1,441,192
Commercial construction	508,832	527,123	530,255
Commercial (commercial and industrial)	425,052	417,715	408,466

Total commercial	2,537,535	2,420,768	2,379,913
Residential construction	1,595,981	1,829,506	1,935,249
Residential mortgage	1,528,499	1,501,916	1,459,023
Installment	167,922	177,073	178,564

Total loans	$5,829,937	$5,929,263	$5,952,749

As a percentage of total loans:
Commercial (secured by real estate)	28%	25%	24%
Commercial construction	9	9	9
Commercial (commercial and industrial)	7	7	7

Total commercial	44	41	40
Residential construction	27	31	32
Residential mortgage	26	25	25
Installment	3	3	3

Total	100%	100%	100%

By Geographic Location
Atlanta MSA	$1,800,041	$2,002,089	$2,056,656
Gainesville MSA	426,050	399,560	394,251
North Georgia	2,066,163	2,060,224	2,025,619
Western North Carolina	815,280	805,999	833,524
Coastal Georgia	457,710	415,622	401,940
East Tennessee	264,693	245,769	240,759

Total loans	$5,829,937	$5,929,263	$5,952,749

Substantially all of United’s loans are to customers located in the immediate market areas of its community banks in Georgia, North Carolina, and Tennessee. At September 30, 2008, total loans were $5.8 billion, a decrease of $123 million, or 2%, from September 30, 2007. The rate of loan growth began to decline in the first quarter of 2007 and has continued through 2008. The slowdown in loan growth was due to deterioration in the residential construction and housing markets. This deterioration resulted in part in an oversupply of lot inventory within United’s markets, which further slowed construction activities and acquisition and development projects. To date, the slowdown in the housing market has been most severe in the Atlanta MSA.
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
The provision for loan losses charged to earnings was based upon management’s judgment of the amount necessary to maintain the allowance at a level appropriate to absorb losses inherent in the loan portfolio at quarter-end. The amount each period is dependent upon many factors, including growth and changes in the composition of the loan portfolio, net charge-offs, delinquencies, management’s assessment of loan portfolio quality, the value of collateral, and other economic factors and trends. The evaluation of these factors is performed quarterly by management through an analysis of the appropriateness of the allowance for loan losses. The increase in the allowance for loan losses during the third quarter of 2008 was due to an increase in classified assets, deterioration in the collateral values leading to an expectation of higher charge-offs upon default and further weakening of the housing market.

Reviews of non-performing loans, past due loans and larger credits, designed to identify potential charges to the allowance for loan losses, as well as determine the adequacy of the allowance, are conducted on a regular basis during the quarter. These reviews are performed by the responsible lending officers, as well as by a separate loan review department, and consider such factors as the financial strength of borrowers, the value of the applicable collateral, past loan loss experience, anticipated loan losses, growth in the loan portfolio, prevailing economic conditions and other factors. United also uses external loan review to supplement the activities of United’s loan review department and to ensure the independence of the loan review process.
The following table presents a summary of the changes in the allowance for loan losses for the three and nine month periods ended September 30, 2008 and 2007 on a GAAP basis.
Table 9 — Summary of Loan Loss Experience
(dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Balance beginning of period	$91,035	$92,471	$89,423	$66,566
Allowance from acquisitions	—	—	—	7,091
Charge-offs:
Commercial (commercial and industrial)	1,025	391	1,759	673
Commercial (secured by real estate)	257	157	1,379	521
Commercial construction	225	—	350	245
Residential construction	50,305	3,617	65,467	4,537
Residential mortgage	3,359	1,056	7,031	3,007
Installment	801	542	2,138	1,497

Total loans charged-off	55,972	5,763	78,124	10,480

Recoveries
Commercial (commercial and industrial)	7	6	39	179
Commercial (secured by real estate)	—	33	68	97
Commercial construction	—	—	—	1
Residential construction	77	106	231	109
Residential mortgage	27	91	112	445
Installment	125	291	550	827

Total recoveries	236	527	1,000	1,658

Net charge-offs	55,736	5,236	77,124	8,822
Provision for loan losses	76,000	3,700	99,000	26,100

Balance end of period	$111,299	$90,935	$111,299	$90,935

Net charge-offs by region
Atlanta MSA	$48,313	$4,352	$63,642	$6,313
Gainesville MSA	1,470	20	2,153	19
North Georgia	4,567	661	7,676	2,169
Western North Carolina	855	19	1,191	232
Coastal Georgia	249	11	1,271	12
East Tennessee	282	173	1,191	77

Balance end of period	$55,736	$5,236	$77,124	$8,822

Total loans:
At period end	$5,829,937	$5,952,749	$5,829,937	$5,952,749
Average	5,889,168	5,966,933	5,926,731	5,665,314
As a percentage of average loans (annualized):
Net charge-offs	3.77%	.35%	1.74%	.21%
Provision for loan losses	5.13	.25	2.23	.62
Allowance as a percentage of period end loans	1.91	1.53	1.91	1.53
Allowance as a percentage of period end non-performing loans	80	194	80	194

Management believes that the allowance for loan losses at September 30, 2008 reflects the losses inherent in the loan portfolio. This assessment involves uncertainty and judgment; therefore, the adequacy of the allowance for loan losses cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require adjustments to the provision for loan losses in future periods if, in their opinion, the results of their review warrant such additions.
Non-performing Assets
The table below summarizes non-performing assets on a GAAP basis.
Table 10 — Non-Performing Assets

(dollars in thousands)

	September 30,	December 31,	September 30,
	2008	2007	2007
Non-accrual loans	$139,266	$28,219	$46,783
Loans past due 90 days or more and still accruing	—	—	—

Total non-performing loans	139,266	28,219	46,783
Other real estate owned	38,438	18,039	16,554

Total non-performing assets	$177,704	$46,258	$63,337

Non-performing loans as a percentage of total loans	2.39%	.48%	.79%
Non-performing assets as a percentage of total assets	2.20	.56	.77
Non-performing loans totaled $139.3 million, compared with $28.2 million at December 31, 2007 and $46.8 million at September 30, 2007. The ratio of non-performing loans to total loans increased 160 basis points from September 30, 2007 reflecting a deterioration in United’s residential construction and development portfolio primarily in the Atlanta MSA. Non-performing assets, which include non-performing loans and foreclosed real estate, totaled $177.7 million at September 30, 2008, compared to $46.3 million at December 31, 2007 and $63.3 million at September 30, 2007.
United’s policy is to classify loans as non-accrual when, in the opinion of management, the principal and interest on a loan is not likely to be repaid in accordance with the loan terms or when the loan becomes 90 days past due and is not well secured and in the process of collection. When a loan is classified on non-accrual status, interest previously accrued but not collected is reversed against current interest revenue. Payments received on a non-accrual loan are applied to reduce outstanding principal.
At September 30, 2008 there were $94.0 million of loans classified as impaired under the definition outlined in SFAS No. 114 Accounting By Creditors For Impairment of a Loan. Of these, $42.4 million did not have a specific reserve allocated, and $51.6 million had specific reserves allocated totaling $17.2 million. The average recorded investment in impaired loans for the quarter ended September 30, 2008 was $100.6 million. Interest revenue recognized on loans while they were impaired for the first nine months of 2008 was $598,000.
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
Total investment securities available for sale at quarter-end increased $104.0 million from a year ago. The investment portfolio is used as a supplemental tool to stabilize interest rate sensitivity and increase net interest revenue. At September 30, 2008 and September 30, 2007, the securities portfolio represented approximately 17.4% and 15.9% of total assets, respectively.
The investment securities portfolio primarily consists of U.S. Government sponsored agency mortgage-backed securities, non-agency mortgage-backed securities, U.S. Government agency securities, and municipal securities. Mortgage-backed securities rely on the underlying pools of mortgage loans to provide a cash flow of principal and interest. The actual maturities of these securities will differ from contractual maturities because loans underlying the securities can prepay. Decreases in interest rates will generally cause an acceleration of prepayment levels. In a declining interest rate environment, United may not be able to reinvest the proceeds from these prepayments in assets that have comparable yields. In a rising rate environment, the opposite occurs. Prepayments tend to slow and the weighted average life extends. This is referred to as extension risk which can lead to lower levels of liquidity due to the delay of cash receipts and can result in the holding of a below market yielding asset for a longer time period.

Deposits
Total deposits as of September 30, 2008 were $6.7 billion, an increase of $535 million, or 9%, from September 30, 2007. Total non-interest-bearing demand deposit accounts of $680 million decreased $57 million, or 8%, and NOW, money market and savings accounts of $2.0 billion decreased $188 million, or 9%. Management believes the decreases were primarily caused by seasonal timing, the slowdown in the local economy and the resultant increase in the use of funds by United’s customers because average balances have declined over the past year.
Total time deposits, excluding brokered deposits, as of September 30, 2008 were $3.3 billion, an increase of $343 million, or 12%, from September 30, 2007. Time deposits less than $100,000 totaled $1.8 billion, an increase of $219 million, or 14%, from a year ago. Time deposits of $100,000 and greater totaled $1.5 billion as of September 30, 2008, an increase of $123 million, or 9%, from September 30, 2007. During the second quarter, United made a decision to actively pursue time deposits by offering a 15 month certificate of deposit at an attractive rate, in order to increase liquidity. The program was very successful and added over $400 million of customer deposits. United also takes advantage of “brokered” time deposits, issued in certificates of less than $100,000, as an alternate source of cost-effective funding. Brokered time deposits as of September 30, 2008 were $745 million, compared with $308 million at September 30, 2007.
Wholesale Funding
At September 30, 2008, the Bank was a shareholder in a Federal Home Loan Bank (“FHLB”). Through this affiliation, FHLB secured advances totaled $285 million and $519 million as of September 30, 2008 and 2007, respectively. This decline was the result of a successful CD program during the second quarter of 2008 and use of brokered deposits in order to keep collateral available for liquidity purposes. United anticipates continued use of this short- and long-term source of funds. FHLB advances outstanding at September 30, 2008 had both fixed and floating interest rates from .81% to 5.06%. Additional information regarding FHLB advances, is provided in Note 10 to the consolidated financial statements included in United’s 2007 Form 10-K.
At September 30, 2008, United had $120 million in Federal funds purchased, repurchase agreements, and other short-term borrowings outstanding, compared to $502 million outstanding at September 30, 2007. United takes advantage of these additional sources of liquidity when rates are favorable compared to other forms of short-term borrowings, such as FHLB advances and brokered deposits.
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
One of the tools management utilizes to estimate the sensitivity of net interest revenue to changes in interest rates is an interest rate simulation model. Such estimates are based upon a number of assumptions for various scenarios, including the level of balance sheet growth, deposit repricing characteristics and the rate of prepayments. The simulation model measures the potential change in net interest revenue over a twelve-month period under various interest rate scenarios. United’s baseline scenario assumes rates remain flat (“flat rate scenario”) over the next twelve months and is the scenario that all others are compared to in order to measure the change in net interest revenue. United runs ramp scenarios that assume gradual increases and decreases of 200 basis points each over the next twelve months. United’s policy for net interest revenue simulation is limited to a change from the flat rate scenario of less than 10% for the up or down 200 basis point ramp scenarios over twelve months. At September 30, 2008, United’s simulation model indicated that a 200 basis point increase in rates over the next twelve months would cause a 3.2% increase in net interest revenue and a 200 basis point decrease in rates over the next twelve months would cause an approximate 4.0% decrease in net interest revenue. On October 8, 2008 and October 29, 2008, the Federal Open Markets Committee of the Federal Reserve reduced the targeted federal funds rate by 50 basis points each, thereby reducing the targeted federal funds rate to 1.00%. At September 30, 2008, United’s simulation model indicated that a 100 basis point decrease in rates would cause an approximate 2.7% decrease in net interest revenue.
In order to manage its interest rate sensitivity, United uses off-balance sheet contracts that are considered derivative financial instruments. Derivative financial instruments can be a cost and capital effective means of modifying the repricing characteristics of on-balance sheet assets and liabilities. At September 30, 2008, United was a party to interest rate swap contracts under which it pays a variable rate and receives a fixed rate, and interest rate floor contracts in which United pays a premium to a counterparty who agrees to pay United the difference between a variable rate and a strike rate if the variable rate falls below the strike rate.

The following table presents the interest rate derivative contracts outstanding at September 30, 2008.
Table 11 — Derivative Financial Instruments

(dollars in thousands)

		Rate Received
Type/Maturity	Notional Amount	/ Floor Rate	Rate Paid	Fair Value (10)
Fair Value Hedges:
LIBOR Swaps (Brokered CDs)
November 3, 2008 (1)	$10,000	5.00%	2.49%	$13
March 24, 2009 (2)	60,000	2.85	3.93	—
March 30, 2009 (3)	20,000	2.85	3.93	—
August 27, 2010 (4)	50,000	4.30	3.71	(129)
September 22, 2010 (5)	50,000	4.25	3.19	(410)

Total:	190,000	3.71	3.60	(526)

LIBOR Swaps (FHLB Advances)
January 5, 2009 (6)	25,000	5.06	2.49	88
March 2, 2009 (7)	25,000	4.90	2.49	149

Total:	50,000	4.98	2.49	237

Total Fair Value Hedges	240,000	3.98	3.37	(289)

Cash Flow Hedges:
Prime Swaps (Prime Loans) (8)
November 4, 2008	100,000	8.32	5.00	227
February 1, 2009	25,000	8.31	5.00	224
May 4, 2009	30,000	8.29	5.00	531
June 9, 2010	100,000	5.82	5.00	975
June 11, 2010	25,000	8.26	5.00	1,258
June 13, 2011	25,000	6.72	5.00	648
December 12, 2011	25,000	6.86	5.00	688
January 2, 2012	100,000	6.71	5.00	2,189
March 12, 2012	50,000	6.87	5.00	1,433
March 27, 2012	50,000	6.76	5.00	1,252
March 27, 2012	50,000	6.72	5.00	1,144
January 31, 2013	50,000	6.26	5.00	84
May 6, 2013	50,000	7.21	5.00	1,921
July 22, 2013	100,000	6.88	5.00	2,374
July 25, 2013	50,000	6.92	5.00	1,310
July 25, 2013	25,000	6.91	5.00	631

Total:	855,000	7.00	5.00	16,889

Prime Floors (Prime Loans) (9)
February 1, 2009	25,000	8.75		257
May 1, 2009	25,000	8.75		485
November 1, 2009	75,000	8.75		2,988
February 4, 2010	100,000	8.75		4,793
August 1, 2010	50,000	8.75		3,007
August 4, 2010	50,000	8.75		3,003

Total:	325,000			14,533

Total Cash Flow Hedges:	1,180,000			31,422

Total Derivative Contracts	$1,420,000			$31,133

(1)	Rate Paid equals 1-Month LIBOR minus .2725

(2)	Rate Paid equals 1-Month LIBOR plus 1.075

(3)	Rate Paid equals 1-Month LIBOR plus 1.2435

(4)	Rate Paid equals 1-Month LIBOR minus .655

(5)	Rate Paid equals 1-Month LIBOR minus .57

(6)	Rate Paid equals 1-Month LIBOR minus .11

(7)	Rate Paid equals 1-Month LIBOR minus .128

(8)	Rate Paid equals Prime rate as of September 30, 2008

(9)	Floor contracts receive cash payments equal to the floor rate less the prime rate.

(10)	Excludes accrued interest

United’s derivative financial instruments are classified as either cash flow or fair value hedges. The change in fair value of cash flow hedges is recognized in other comprehensive income. Fair value hedges recognize currently in earnings both the effect of the change in the fair value of the derivative financial instrument and the offsetting effect of the change in fair value of the hedged asset or liability associated with the particular risk of that asset or liability being hedged. At September 30, 2008, United had interest rate swap contracts with a total notional amount of $855 million that were designated as cash flow hedges of prime-based loans. United had interest rate floor contracts with a total notional of $325 million and a remaining unamortized premium balance of $3.8 million that were also designated as cash flow hedges of prime-based loans. United also had receive fixed, pay LIBOR swap contracts with a total notional of $240 million that were accounted for as fair value hedges of brokered deposits and fixed-rate FHLB advances.
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
The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and the maturities and sales of securities. Mortgage loans held for sale totaled $18 million at September 30, 2008, and typically turn over every 45 days as the closed loans are sold to investors in the secondary market.
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
United had sufficient qualifying collateral to increase FHLB advances by $813 million at September 30, 2008. United’s internal policy limits brokered deposits to 25% of total non-brokered deposits. At September 30, 2008, United had the capacity to increase brokered deposits by $741 million and still remain within this limit. Also, United had sufficient qualifying assets pledged to the Federal Reserve under the Term Auction Facility, Term Investment Option and Discount Window to increase short-term borrowings by $414 million.
As disclosed in United’s consolidated statement of cash flows, net cash provided by operating activities was $118.4 million for the nine months ended September 30, 2008. The major contributors in this category were non-cash expenses for provision for loan losses of $99.0 million, decreases in mortgage loans held for sale of $10.2 million, plus noncash expenses for depreciation, amortization and accretion of $11.1 million, and noncash writedowns and losses on other real estate of $10.4 million. These items were offset by a net loss of $16.7 million. Net cash used by investing activities of $53.0 million consisted primarily of a net increase in loans totaling $58.7 million, purchases of premises and equipment of $9.0 million, and $519.4 million used to purchase investment securities, partially offset by proceeds from sales of securities of $85.0 million, maturities and calls of investment securities of $396.7 million, and sales of other real estate of $52.0 million. Net cash used by financing activities of $118.3 million consisted primarily of a net decrease of $518.8 million in federal funds purchased, repurchase agreements, and other short-term borrowings, a net decrease in FHLB advances of $234.0 million and cash dividends paid on common stock of $12.7 million, offset by a net increase in deposits of $613.4 million and proceeds from the issuance of subordinated debt of $30.0 million. In the opinion of management, the liquidity position at September 30, 2008 is sufficient to meet its expected cash flow requirements.

Capital Resources and Dividends
Shareholders’ equity at September 30, 2008 was $816.9 million, a decrease of $15.0 million from December 31, 2007. Accumulated other comprehensive income is not included in the calculation of regulatory capital adequacy ratios. Excluding the change in the accumulated other comprehensive income, shareholders’ equity decreased $17.5 million from December 31, 2007. Cash dividends of $8.5 million, or $.18 per share, were declared on common stock during the first nine months of 2008, a decrease of 33% from the amount declared in the same period in 2007. This was due to United declaring a 1 for 130 stock dividend during the third quarter 2008 in lieu of a cash dividend. Although, United retains a portion of its earnings in order to provide a cost effective source of capital for continued growth and expansion, United recognizes that cash dividends are an important component of shareholder value, and therefore, intends to provide for cash dividends when earnings , capital levels and other factors permit.
United’s Board of Directors has authorized the repurchase of United’s outstanding common stock for general corporate purposes. At September 30, 2008, 1,000,000 shares remained available to be repurchased under the current 3,000,000 share authorization through December 31, 2008. During the first nine months of 2008, optionees delivered 8,006 shares to exercise stock options.
United’s common stock trades on the Nasdaq Global Select Market under the symbol “UCBI”. Below is a quarterly schedule of high, low and closing stock prices and average daily volume for 2008 and 2007.
Table 12 — Stock Price Information

	2008				2007
				Avg Daily				Avg Daily
	High	Low	Close	Volume	High	Low	Close	Volume

First quarter	$20.80	$13.38	$16.98	441,659	$34.98	$30.81	$32.79	232,269
Second quarter	18.51	8.51	8.53	464,566	33.03	25.80	25.89	266,682
Third quarter	19.05	7.64	13.26	359,971	27.50	22.16	24.52	346,596
Fourth quarter					25.73	15.13	15.80	421,910
The following table presents the quarterly cash dividends declared in 2008 and 2007 and the respective payout ratios as a percentage of basic operating earnings per share, which excludes special fraud related provisions for loan losses in the second and fourth quarters of 2007.
Table 13 — Dividend Payout Information

	2008			2007
	Dividend	Payout %		Dividend	Payout %

First quarter	$.09	26		$.09	20
Second quarter	.09	60		.09	19	*
Third quarter	—	—	**	.09	19
Fourth quarter				.09	69	*

*
Based on basic operating earnings per share which excludes the effect of the $15 million special fraud-related provision for loan losses in the second quarter of 2007 and $3 million in the fourth quarter of 2007. Including the special provisions, the dividend payout ratio was 35% and 100%, respectively, for the second and fourth quarters of 2007.

**	In the third quarter of 2008, United replaced its regular cash dividend with a stock dividend of one share for every 130 shares owned, which had a value equal to approximately $.09 per share.
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

The following table shows United’s capital ratios, as calculated under regulatory guidelines, at September 30, 2008 and 2007.
Table 14 — Capital Ratios

(dollars in thousands)

	2008		2007
	Actual	Regulatory	Actual	Regulatory
	Amount	Minimum	Amount	Minimum

Tier I Leverage:
Amount	$523,913	$234,925	$551,265	$232,942
Ratio	6.69%	3.00%	7.10%	3.00%

Tier I Risk-Based:
Amount	$523,913	$242,082	$551,265	$251,337
Ratio	8.66%	4.00%	8.77%	4.00%

Total Risk-Based:
Amount	$689,710	$484,164	$696,511	$502,674
Ratio	11.40%	8.00%	11.08%	8.00%
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
Item 3. Quantitative and Qualitative Disclosure About Market Risk
There have been no material changes in United’s quantitative and qualitative disclosures about market risk as of September 30, 2008 from that presented in the Annual Report on Form 10-K for the year ended December 31, 2007. The interest rate sensitivity position at September 30, 2008 is included in management’s discussion and analysis on page 25 of this report.
Item 4. Controls and Procedures
United’s management, including the Chief Executive Officer and Chief Financial Officer, supervised and participated in an evaluation of the company’s disclosure controls and procedures as of September 30, 2008. Based on, and as of the date of, that evaluation, United’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective in accumulating and communicating information to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures of that information under the Securities and Exchange Commission’s rules and forms and that the disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports that are filed or submitted by United under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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

10.1
Subordinated Term Loan Agreement, dated as of August 29, 2008 among United Community Bank, as borrower, the lenders from time to time party thereto, and SunTrust Bank, as administrative agent (incorporated herein by reference to Exhibit 10.1 to United Community Banks, Inc.’s Current Report on Form 8-K dated August 29, 2008, File No. 0-21656, filed with the Commission on August 29, 2008).

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

Date: November 7, 2008

Exhibit Index

Exhibit
No.	Description

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

10.1
Subordinated Term Loan Agreement, dated as of August 29, 2008 among United Community Bank, as borrower, the lenders from time to time party thereto, and SunTrust Bank, as administrative agent (incorporated herein by reference to Exhibit 10.1 to United Community Banks, Inc.’s Current Report on Form 8-K dated August 29, 2008, File No. 0-21656, filed with the Commission on August 29, 2008).

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