Form 10-K
period 2008-12-31
UNITED COMMUNITY BANKS INC
filed 2009-02-27
CIK 857855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

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
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Sections 13 or 15(d) of the Act.
Yes ☐ No ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         Yes ☒ No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.            ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller Reporting Company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).                                        Yes ☐ No ☒

          State the aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $341,840,253 based on shares held by non-affiliates at $8.53 per share, the closing stock price on the Nasdaq stock market on June 30, 2008).

          As of January 31, 2009, 52,974,326 shares of common stock were issued and outstanding, including presently exercisable options to acquire 2,017,841 shares, presently exercisable warrants to acquire 2,797,456 shares, and 130,782 shares issuable under United Community Banks, Inc.’s deferred compensation plan.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 29, 2009 are incorporated herein into Part III by reference.

PART I

ITEM 1.	BUSINESS.

United Community Banks, Inc. (“United”), a bank holding company registered under the Bank Holding Company Act of 1956, was incorporated under the laws of Georgia in 1987 and commenced operations in 1988 by acquiring 100% of the outstanding shares of Union County Bank, Blairsville, Georgia, now known as United Community Bank, Blairsville, Georgia (the “Bank”).

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

To emphasize its commitment to community banking, United conducts substantially all of its operations through a community-focused operating model of 27 separate “community banks”, which as of December 31, 2008, operated at 107 locations in north Georgia, the Atlanta MSA, the Gainesville MSA, coastal Georgia, western North Carolina and east Tennessee. The community banks offer a full range of retail and corporate banking services, including checking, savings, and time deposit accounts, secured and unsecured loans, wire transfers, brokerage services, and other financial services, and are led by local bank presidents (referred to herein as the “Presidents”) and management with significant experience in, and ties to, their communities. Each of the community bank Presidents has authority, alone or with other local officers, to make most credit decisions.

In June 2007, United completed the acquisition of Gwinnett Commercial Group, Inc. and its wholly-owned subsidiary First Bank of the South. The acquisition of Gwinnett Commercial Group added assets and deposits of $809 million and $568 million, respectively, and five banking offices in the Atlanta MSA.

In December 2006, United completed the acquisition of Southern Bancorp, Inc. a Georgia bank holding company and its wholly-owned subsidiary Southern National Bank. Southern National Bank had two banking offices the Atlanta MSA. In September 2006, United acquired two branch locations in western North Carolina. Both transactions collectively added $430 million in assets and $360 million in deposits.

The Bank, through its full-service retail mortgage lending division, United Community Mortgage Services (“UCMS”), is approved as a seller/servicer for Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) and provides fixed and adjustable-rate home mortgages. During 2008, the Bank originated $374 million of residential mortgage loans throughout Georgia, North Carolina and Tennessee for the purchase of homes and to refinance existing mortgage debt. Substantially all of these mortgages were sold into the secondary market with no recourse to the Bank other than for breach of warranties.

Acquired in 2000, Brintech, Inc. (“Brintech”), a subsidiary of the Bank, is a consulting firm for the financial services industry. Brintech provides consulting, advisory, and implementation services in the areas of strategic planning, profitability improvement, technology, efficiency, security, risk management, network, Internet banking, marketing, core processing, and telecommunications.

The Bank owns an insurance agency, United Community Insurance Services, Inc. (“UCIS”), known as United Community Advisory Services that is a subsidiary of the Bank.

United provides retail brokerage services through an affiliation with a third party broker/dealer.

Forward-Looking Statements

This Form 10-K contains forward-looking statements regarding United, including, without limitation, statements relating to United’s expectations with respect to revenue, credit losses, levels of nonperforming assets, expenses, earnings and other measures of financial performance. Words such as “may”, “could”, “would”, “should”, “believes”, “expects”, “anticipates”, “estimates”, “intends”, “plans”, “targets” or similar expressions are intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and involve certain risks and uncertainties that are subject to change based on various factors (many of which are beyond United’s control). The following factors, among others, could cause United’s financial performance to differ materially from the expectations expressed in such forward-looking statements:

•	the condition of the banking system and financial markets;
•	our limited ability to raise capital or maintain liquidity;
•	our ability to pay dividends;
•	our past operating results may not be indicative of future operating results;
•	our business is subject to the success of the local economies in which we operate;

•	our concentration of construction and land development loans is subject to unique risks that could adversely affect our earnings; 
•	we may face risks with respect to future expansion and acquisitions or mergers;
•	changes in prevailing interest rates may negatively affect our net income and the value of our assets; 
•	if our allowance for loan losses is not sufficient to cover actual loan losses, earnings would decrease;
•	competition from financial institutions and other financial service providers may adversely affect our profitability;
•	we may be subject to losses due to fraudulent and negligent conduct of our loan customers, third party service providers or employees;
•	business increases, productivity gains and other investments are lower than expected or do not occur as quickly as anticipated;
•	competitive pressures among financial services companies increase significantly;
•	the success of our business strategy;
•	the strength of the United States economy in general;
•	changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System;
•	inflation or market conditions fluctuate;
•	conditions in the stock market, the public debt market and other capital markets deteriorate;
•	financial services laws and regulations change;
•	technology changes and United fails to adapt to those changes;
•	consumer spending and saving habits change;
•	unanticipated regulatory or judicial proceedings occur; and
•	United is unsuccessful at managing the risks involved in the foregoing.

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

Competition

The market for banking and bank-related services is highly competitive. United actively competes its market areas, which include north Georgia, the Atlanta MSA, the Gainesville MSA, coastal Georgia, western North Carolina and east Tennessee, with other providers of deposit and credit services. These competitors include other commercial banks, savings banks, savings and loan associations, credit unions, mortgage companies, and brokerage firms.

The following table displays the respective percentage of total bank and thrift deposits in each county where the Bank has operations. The table also indicates the ranking by deposit size in each county. All information in the table was obtained from the Federal Deposit Insurance Corporation Summary of Deposits as of June 30, 2008. The following information only shows market share in deposit gathering, which may not be indicative of market presence in other areas.

Share of Local Deposit Markets by County - Banks and Savings Institutions

	Market Share	Rank in Market		Market Share	Rank in Market		Market Share	Rank in Market

Atlanta Region			North Georgia			Coastal Georgia
Bartow	7%	7	Chattooga	41%	1	Chatham	2%	11
Carroll	3	9	Fannin	52	1	Glynn	16	3
Cherokee	4	9	Floyd	13	4	Ware	10	4
Cobb	4	8	Gilmer	14	2
Coweta	1	12	Habersham	14	3	North Carolina
Dawson	33	1	Jackson	3	10	Avery	14	4
DeKalb	1	16	Lumpkin	32	1	Cherokee	42	1
Douglas	2	10	Rabun	11	5	Clay	53	1
Fayette	2	12	Towns	29	2	Graham	77	1
Forsyth	2	13	Union	88	1	Haywood	11	5
Fulton	1	17	White	40	1	Henderson	3	11
Gwinnett	4	7				Jackson	24	2
Hall	12	4	Tennessee			Macon	9	4
Henry	3	10	Blount	3	9	Mitchell	28	2
Newton	4	7	Bradley	5	7	Swain	28	2
Paulding	2	11	Knox	1	14	Transylvania	14	3
Pickens	3	7	Loudon	19	2	Watauga	2	11
Rockdale	11	5	McMinn	3	8	Yancey	13	4
Walton	1	11	Monroe	3	8
			Roane	11	3

Loans

The Bank makes both secured and unsecured loans to individuals, firms, and corporations. Secured loans include first and second real estate mortgage loans and commercial loans secured by non-real estate assets. The Bank also makes direct installment loans to consumers on both a secured and unsecured basis. At December 31, 2008, commercial (commercial and industrial), commercial (secured by real estate), commercial construction, residential construction, residential mortgage and consumer installment loans represented approximately 7%, 28%, 9%, 26%, 27% and 3%, respectively, of United’s total loan portfolio.

Specific risk elements associated with the Bank’s lending categories include, but are not limited to:

Loan Type	Risk Elements

Commercial (commercial and industrial)
Industry concentrations; inability to monitor the condition of collateral (inventory, accounts receivable and other non-real estate assets); increased competition; use of specialized or obsolete equipment as collateral; insufficient cash flow from operations to service debt payments; declines in general economic conditions.

Commercial (secured by real estate)	Loan portfolio concentrations; declines in general economic conditions and occupancy rates; business failure and lack of a suitable alternative use for property; environmental contamination.

Commercial construction	Loan portfolio concentrations; inadequate long-term financing arrangements; cost overruns, changes in market demand for property.

Residential construction	Loan portfolio concentrations; inadequate long-term financing arrangements; cost overruns, changes in market demand for property.

Residential mortgage	Loan portfolio concentrations; changes in general economic conditions or in the local economy; loss of borrower’s employment; insufficient collateral value due to decline in property value.

Consumer installment	Loss of borrower’s employment; changes in local economy; the inability to monitor collateral (vehicles and boats).

Lending Policy

The Bank makes loans primarily to persons or businesses that reside, work, own property, or operate in its primary market areas. Unsecured loans are generally made only to persons who qualify for such credit based on net worth and liquidity. Secured loans are made to persons who are well established and have net worth, collateral, and cash flow to support the loan. Exceptions to the Bank’s policies are permitted on a case-by-case basis. Major policy exceptions require the approving officer to document the reason for the exception. Loans exceeding the lending officer’s credit limit must be approved through the credit approval process involving Regional Credit Managers. All loans to borrowers whose aggregate lending relationship exceeds $15 million must be reported quarterly to the Bank’s Board of Directors for ratification.

United’s Credit Administration department provides each lending officer with written guidelines for lending activities as approved by the Bank’s Board of Directors. Limited lending authority is delegated to lending officers by Credit Administration as authorized by the Bank’s Board of Directors. Loans in excess of individual officer credit authority must be approved by a senior officer with sufficient approval authority delegated by Credit Administration as authorized by the Bank’s Board of Directors. Loans to borrowers whose total aggregate loans exceed $15 million require the additional approval of two Bank directors.

Regional Credit Managers

United utilizes its Regional Credit Managers to provide credit administration support to the Bank as needed. The Regional Credit Managers have joint lending approval authority with the community bank Presidents within varying limits set by Credit Administration based on characteristics of each market. The Regional Credit Managers also provide credit underwriting support as needed by the community banks they serve.

Loan Review and Non-performing Assets

The Loan Review Department of United reviews, or engages an independent third party to review, the Bank’s loan portfolio on an ongoing basis to identify any weaknesses in the portfolio and to assess the general quality of credit underwriting. The results of such reviews are presented to Executive Management, the community bank Presidents, Credit Administration management and the Audit Committee of the Board of Directors. If an individual loan or credit relationship has a material weakness identified during the review process, the risk rating of the loan, or generally all loans comprising that credit relationship, will be downgraded to the classification that most closely matches the current risk level. The review process also provides for the upgrade of loans that show improvement since the last review. Since each loan in a credit relationship may have a different credit structure, collateral, and other secondary source of repayment, different loans in a relationship can be assigned different risk ratings. Under United’s 10-tier loan grading system, grades 1 through 6 are considered “pass” (acceptable) credit risk, grade 7 is a “watch” rating, and grades 8 through 10 are “adversely classified” credits that require management’s attention. Both the pass and adversely classified ratings, and the entire 10-grade rating scale, provide for a higher numeric rating for increased risk. For example, a risk rating of 1 is the least risky of all credits and would be typical of a loan that is 100% secured by a deposit at the Bank. Risk ratings of 2 through 6 in the pass category each have incrementally more risk. The four watch list credit ratings and rating definitions are:

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

In addition, Credit Administration, with supervision and input from Accounting, prepares a quarterly analysis to determine the adequacy of the Allowance for Loan Losses (“ALL”) for the Bank and United. The ALL analysis starts with total loans and subtracting loans fully secured by deposit accounts at the Bank, which effectively have no risk of loss. Next, all loans with an adversely classified rating are subtracted, including loans considered impaired. The remaining loan balance for each major loan category is then multiplied by its respective loss factor that is derived from the average historical loss rate for the preceding two year period, adjusted to reflect current economic conditions, which provides a required minimum ALL for pass credits. Loss factors for these loans are determined based on historical loss experience by type of loan. Loans that are considered impaired are evaluated separately and are assigned specific reserves as necessary.

Asset/Liability Committee

United’s asset/liability committee (“ALCO”) is composed of executive officers and the Treasurer of United. ALCO is charged with managing the assets and liabilities of United and the Bank. ALCO’s primary role is to balance asset growth and income generation with the prudent management of interest rate risk, market risk and liquidity risk and with the need to maintain appropriate levels of capital. ALCO directs the Bank’s overall balance sheet strategy, including the acquisition and investment of funds. At regular meetings, the committee reviews the interest rate sensitivity and liquidity positions, including stress scenarios, the net interest margin, the investment portfolio, the funding mix and other variables, such as regulatory changes, monetary policy adjustments and the overall state of the economy. A more comprehensive discussion of United’s Asset/Liability Management and interest rate risk is contained in Management’s Discussion and Analysis (Part II, Item 7) and Quantitative and Qualitative Disclosures About Market Risk (Part II, Item 7A) sections of this report.

Investment Policy

United’s investment portfolio policy is to balance income generation with liquidity, interest rate sensitivity, pledging and regulatory needs. The Chief Financial Officer and the Treasurer of United administer the policy, and it is reviewed from time to time by United’s ALCO and the Board of Directors. Portfolio activity, composition, and performance are reviewed and approved periodically by United’s Board of Directors or a committee thereof.

Employees

As of December 31, 2008, United and its subsidiaries had 1,919 full-time equivalent employees. Neither United nor any of its subsidiaries are a party to any collective bargaining agreement and management believes that employee relations are good.

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

General. United is a registered bank holding company subject to regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). United is required to file annual and quarterly financial information with the Federal Reserve and is subject to periodic examination by the Federal Reserve.

The BHC Act requires every bank holding company to obtain the Federal Reserve’s prior approval before (1) it may acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank that it does not already control; (2) it or any of its non-bank subsidiaries may acquire all or substantially all of the assets of a bank; and (3) it may merge or consolidate with any other bank holding company. In addition, a bank holding company is generally prohibited from engaging in, or acquiring, direct or indirect control of the voting shares of any company engaged in non-banking activities. This prohibition does not apply to activities listed in the BHC Act or found by the Federal Reserve, by order or regulation, to be closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the Federal Reserve has determined by regulation or order to be closely related to banking are:

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

A bank holding company may become a financial holding company under this statute only if each of its subsidiary banks is well-capitalized, is well managed and has at least a satisfactory rating under the Community Reinvestment Act. A bank holding company that falls out of compliance with such requirement may be required to cease engaging in certain activities. Any bank holding company that does not elect to become a financial holding company remains subject to the bank holding company restrictions of the BHC Act.

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

On December 5, 2008, United entered into a Letter Agreement and Securities Purchase Agreement (the “Purchase Agreement”) with the U.S. Treasury Department (“Treasury”) under the TARP Capital Purchase Program discussed below, pursuant to which United sold (i) 180,000 shares of United’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”) and (ii) a warrant (the “Warrant”) to purchase 2,149,106 shares of United’s common stock for an aggregate purchase price of $180 million in cash. Pursuant to the terms of the Purchase Agreement, the ability of United to declare or pay dividends or distributions on its common stock is subject to restrictions, including a restriction against increasing dividends from the last quarterly cash dividend per share ($.09) declared on the common stock prior to December 5, 2008, as adjusted for subsequent stock dividends and other similar actions. In addition, as long as Series B Preferred Stock is outstanding, dividend payments are prohibited until all accrued and unpaid dividends are paid on such preferred stock, subject to certain limited exceptions. This restriction will terminate on December 5, 2011, or earlier, if the Series B Preferred Stock has been redeemed in whole or Treasury has transferred all of the Series B Preferred Stock to third parties.

The payment of dividends by United and the Bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. In addition, if, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending upon the financial condition of the bank, could include the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice. The FDIC has issued a policy statement providing that insured banks should generally only pay dividends out of current operating earnings. In addition to the formal statutes and regulations, regulatory authorities consider the adequacy of the Bank’s total capital in relation to its assets, deposits and other such items. Capital adequacy considerations could further limit the availability of dividends from the Bank. At January 1, 2009, the Bank will not have the ability to pay cash dividends in 2009 due to the net loss for 2008. For 2008, United declared cash dividends to common stockholders totaling $8.5 million, or $.18 per common share and stock dividends equal to $.18 per common share.

Capital Adequacy. The Federal Reserve and the FDIC have implemented substantially identical risk-based rules for assessing bank and bank holding company capital adequacy. These regulations establish minimum capital standards in relation to assets and off-balance sheet exposures as adjusted for credit risk. Banks and bank holding companies are required to have (1) a minimum level of Total Capital (as defined) to risk-weighted assets of eight percent (8%); and (2) a minimum Tier I Capital (as defined) to risk-weighted assets of four percent (4%). In addition, the Federal Reserve and the FDIC have established a minimum three percent (3%) leverage ratio of Tier I Capital to quarterly average total assets for the most highly-rated banks and bank holding companies. “Tier I Capital” generally consists of common equity excluding unrecognized gains and losses on available for sale securities and derivatives accounted for as cash flow hedges, plus minority interests in equity accounts of consolidated subsidiaries and certain perpetual preferred stock less certain intangibles. The Federal Reserve and the FDIC will require a bank holding company and a bank, respectively, to maintain a leverage ratio greater than four percent (4%) if either is experiencing or anticipating significant growth or is operating with less than well-diversified risks in the opinion of the Federal Reserve. The Federal Reserve and the FDIC use the leverage ratio in tandem with the risk-based ratio to assess the capital adequacy of banks and bank holding companies. The FDIC, the Office of the Comptroller of the Currency (the “OCC”) and the Federal Reserve consider interest rate risk in the overall determination of a bank’s capital ratio, requiring banks with greater interest rate risk to maintain adequate capital for the risk.

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

To continue to conduct its business as currently conducted, United and the Bank will need to maintain capital well above the minimum levels. As of December 31, 2008 and 2007, the most recent notifications from the FDIC categorize the Bank as “well-capitalized” under current regulations.

Troubled Asset Relief Program. On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted establishing the Troubled Asset Relief Program (“TARP”). On October 14, 2008, Treasury announced its intention to inject capital into U.S. financial institutions under the TARP Capital Purchase Program (“CPP”) and since has injected capital into many financial institutions, including United. On December 5, 2008, United entered into the Purchase Agreement with Treasury under the CPP pursuant to which United sold 180,000 shares of Series B Preferred Stock and the Warrant for an aggregate purchase price of $180 million in cash. In the Purchase Agreement, United is subject to restrictions on its ability to pay dividends on its common stock and make certain repurchases of equity securities, including its common stock, without Treasury’s consent. In addition, United agreed that, until such time as Treasury ceases to own any securities of United acquired pursuant to the Purchase Agreement, United will take all necessary actions to ensure that its benefit plans with respect to its senior executive officers comply with Section 111(b) of EESA as implemented by any guidance or regulation under the EESA and has agreed to not adopt any benefit plans with respect to, or which covers, its senior executive officers that do not comply with the EESA, and the applicable executives have consented to the foregoing. Finally, the Purchase Agreement provides that Treasury may unilaterally amend any provision of the Purchase Agreement to the extent required to comply with any changes in applicable federal law.

The Special Inspector General for the Troubled Asset Relief Program (“SIGTARP”), was established pursuant to Section 121 of EESA, and has the duty, among other things, to conduct, supervise, and coordinate audits and investigations of the purchase, management and sale of assets by the Treasury under TARP and the CPP, including the shares of non-voting preferred shares purchased from United.

American Recovery and Reinvestment Act of 2009. On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was enacted. The ARRA, commonly known as the economic stimulus or economic recovery package, includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs. In addition, ARRA imposes certain new executive compensation and corporate expenditure limits on all current and future TARP recipients, including United, until the institution has repaid Treasury, which is now permitted under ARRA without penalty and without the need to raise new capital, subject to Treasury’s consultation with the recipient’s appropriate regulatory agency. The executive compensation standards are more stringent than those currently in effect under the CPP or those previously proposed by Treasury, but it is not yet clear how these executive compensation standards will relate to the similar standards announced by Treasury in its guidelines on February 4, 2009, or whether the standards will be considered effective immediately or only after implementing regulations are issued by Treasury. The new standards include (but are not limited to) (i) prohibitions on bonuses, retention awards and other incentive compensation, other than restricted stock grants which do not fully vest during the TARP period up to one-third of an employee’s total annual compensation, (ii) prohibitions on golden parachute payments for departure from a company, (iii) an expanded clawback of bonuses, retention awards, and incentive compensation if payment is based on materially inaccurate statements of earnings, revenues, gains or other criteria, (iv) prohibitions on compensation plans that encourage manipulation of reported earnings, (v) retroactive review of bonuses, retention awards and other compensation previously provided by TARP recipients if found by Treasury to be inconsistent with the purposes of TARP or otherwise contrary to public interest, (vi) required establishment of a company-wide policy regarding “excessive or luxury expenditures”, and (vii) inclusion in a participant’s proxy statements for annual shareholder meetings of a nonbinding “say on pay” shareholder vote on the compensation of executives.

Temporary Liquidity Guarantee Program. On November 21, 2008, the Board of Directors of the FDIC adopted a final rule relating to the Temporary Liquidity Guarantee Program (“TLG Program”). The TLG Program was announced by the FDIC on October 14, 2008, preceded by the determination of systemic risk by Treasury, as an initiative to counter the system-wide crisis in the nation’s financial sector. Under the TLG Program the FDIC will (i) guarantee, through the earlier of maturity or June 30, 2012, certain newly issued senior unsecured debt issued by participating institutions and (ii) provide full FDIC deposit insurance coverage for non-interest bearing transaction deposit accounts, Negotiable Order of Withdrawal accounts paying less than 0.5% interest per annum and Interest on Lawyers Trust Accounts held at participating FDIC-insured institutions through December 31, 2009. Coverage under the TLG Program was available for the first 30 days without charge. The fee assessment for coverage of senior unsecured debt ranges from 50 basis points to 100 basis points per annum, depending on the initial maturity of the debt. The fee assessment for deposit insurance coverage is 10 basis points per quarter on amounts in covered accounts exceeding $250,000. United elected to participate in both guarantee programs.

Commercial Real Estate. In December 2006, the federal banking agencies, including the FDIC, issued a final guidance on concentrations in commercial real estate lending, noting that recent increases in banks’ commercial real estate concentrations could create safety and soundness concerns in the event of a significant economic downturn. The guidance mandates certain minimal risk management practices and categorizes banks with defined levels of such concentrations as banks requiring elevated examiner scrutiny. The Bank has concentrations in commercial real estate loans in excess of those defined levels. Although management believes that United’s credit processes and procedures meet the risk management standards dictated by this guidance, regulatory outcomes could effectively limit increases in the real estate concentrations in the Bank’s loan portfolio and require additional credit administration and management costs associated with those portfolios.

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

Future Legislation. Various legislation affecting financial institutions and the financial industry is from time to time introduced in Congress. Such legislation may change banking statutes and the operating environment of United and its subsidiaries in substantial and unpredictable ways, and could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance depending upon whether any of this potential legislation will be enacted, and if enacted, the effect that it or any implementing regulations, would have on the financial condition or results of operations of United or any of its subsidiaries. With the recent enactments of EESA and ARRA, the nature and extent of future legislative and regulatory changes affecting financial institutions is very unpredictable at this time.

Executive Officers of United

Senior executives of United are elected by the Board of Directors annually and serve at the pleasure of the Board of Directors.

The senior executive officers of United, and their ages, positions with United, past five year employment history and terms of office as of February 1, 2009, are as follows:

Name (age)	Position with United	Officer of United Since

Jimmy C. Tallent (56)	President, Chief Executive Officer and Director	1988

Guy W. Freeman (72)	Executive Vice President, Chief Operating Officer and Director	1995

Rex S. Schuette (59)	Executive Vice President and Chief Financial Officer	2001

David Shearrow (49)	Executive Vice President and Chief Risk Officer since April 2007; prior to joining United, he served as Executive Vice President and Senior Credit Officer of SunTrust Banks	2007

Craig Metz (53)	Executive Vice President of Marketing	2002

Bill M. Gilbert (56)	Senior Vice President of Retail Banking	2003

Glenn S. White (57)	President of the Atlanta Region since 2008; previously, he was the President of United Community Bank - Gwinnett since 2007; prior to joining United, he served as Chief Executive Officer of Gwinnett Commercial Group, Inc.	2008

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

Our business may be adversely affected by conditions in the financial markets and economic conditions generally and there can be no assurance that recent efforts to address difficult market and economic conditions will be effective.

Since mid-2007, and particularly during the second half of 2008, the financial markets and economic conditions generally were materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity. This was initially triggered by declines in home prices and the values of subprime mortgages, but spread to all residential construction, particularly in metro Atlanta, and residential mortgages as property prices declined rapidly and affected nearly all asset classes. The effect of the market and economic downturn also spread to other areas of the credit markets and in the availability of liquidity. The magnitude of these declines led to a crisis of confidence in the financial sector as a result of concerns about the capital base and viability of certain financial institutions. During this period, interbank lending and commercial paper borrowing fell sharply, precipitating a credit freeze for both institutional and individual borrowers. Unemployment has also increased significantly.

The recently enacted Emergency Economic Stabilization Act of 2008 and American Recovery and Reinvestment Act of 2009 were signed into law in response to the financial crisis affecting the banking system, financial markets and economic conditions generally. Pursuant to the EESA, Treasury has the authority under the Troubled Asset Relief Program to purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. Treasury announced the Capital Purchase Program under TARP pursuant to which it has purchased and will continue to purchase senior preferred stock in participating financial institutions. The ARRA includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs. In addition, ARRA imposes certain new executive compensation and corporate expenditure limits on all current and future TARP recipients until the institution has repaid Treasury, which is now permitted under ARRA without penalty and without the need to raise new capital, subject to Treasury’s consultation with the recipient’s appropriate regulatory agency.

The EESA followed, and has been followed by, numerous actions by the U.S. Congress, Federal Reserve Board, Treasury, the FDIC, the SEC and others to address the current crisis, including most recently the ARRA. These measures include homeowner relief that encourages loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector. There can be no assurance, however, as to the actual impact that EESA, including TARP and the CPP, the ARRA, and the other initiatives described above will have on the banking system and financial markets or on us. The failure of these programs to help stabilize the banking system and financial markets and a continuation or worsening of current economic conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.

United’s ability to raise capital could be limited and could affect its liquidity and could be dilutive to existing shareholders.

Current conditions in the capital markets are such that traditional sources of capital may not be available to United on reasonable terms if it needed to raise capital. In such case, there is no guarantee that United will be able to borrow funds or successfully raise additional capital at all or on terms that are favorable or otherwise not dilutive to existing shareholders.

Liquidity is essential to our businesses and we rely on external sources to finance a significant portion of our operations.

Liquidity is essential to our businesses. Our liquidity could be substantially affected in a negative fashion by an inability to raise funding in the long-term or short-term debt capital markets or the equity capital markets or an inability to access the secured lending markets. Factors that we cannot control, such as disruption of the financial markets or negative views about the financial services industry generally, could impair our ability to raise funding. In addition, our ability to raise funding could be impaired if lenders develop a negative perception of our long-term or short-term financial prospects. Such negative perceptions could be developed if we are downgraded or put on (or remain on) negative watch by the rating agencies, we suffer a decline in the level of our business activity or regulatory authorities take significant action against us, among other reasons. If we are unable to raise funding using the methods described above, we would likely need to finance or liquidate unencumbered assets to meet maturing liabilities. We may be unable to sell some of our assets, or we may have to sell assets at a discount from market value, either of which could adversely affect our results of operations and financial condition.

Future dividend payments and common stock repurchases are restricted by the terms of Treasury’s equity investment in us.

Under the terms of the CPP, until the earlier of December 5, 2011 or the date on which the Series B Preferred Stock has been redeemed in whole or Treasury has transferred all of the Series B Preferred Stock to third parties, we are prohibited from increasing dividends on our common stock from the last quarterly cash dividend per share ($.09) declared on the common stock prior to December 5, 2008, as adjusted for subsequent stock dividends and other similar actions, and from making certain repurchases of equity securities, including our common stock, without Treasury’s consent. Furthermore, as long as the Series B Preferred Stock is outstanding, dividend payments and repurchases or redemptions relating to certain equity securities, including our common stock, are prohibited until all accrued and unpaid dividends are paid on such preferred stock, subject to certain limited exceptions.

The limitations on executive compensation imposed through our participation in the Capital Purchase Program may restrict our ability to attract, retain and motivate key employees, which could adversely affect our operations.

As part of our participation in the CPP, we agreed to be bound by certain executive compensation restrictions, including limitations on severance payments and the clawback of any bonus and incentive compensation that were based on materially inaccurate financial statements or any other materially inaccurate performance metric criteria. Subsequent to the issuance of the preferred stock, the ARRA was enacted, which provides more stringent limitations on severance pay and the payment of bonuses. To the extent that any of these compensation restrictions do not permit us to provide a comprehensive compensation package to our key employees that is competitive in our market area, we have difficulty in attracting, retaining and motivating our key employees, which could have an adverse effect on our results of operations.

The terms governing the issuance of the preferred stock to Treasury may be changed, the effect of which may have an adverse effect on our operations.

The terms of the Purchase Agreement in which we entered into with Treasury provides that Treasury may unilaterally amend any provision of the Purchase Agreement to the extent required to comply with any changes in applicable federal law that may occur in the future. We have no assurances that changes in the terms of the transaction will not occur in the future. Such changes may place restrictions on our business or results of operation, which may adversely affect the market price of our common stock.

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

United’s residential construction loan portfolio was $1.5 billion at December 31, 2008, comprising 26% of total loans. Residential construction loans are often riskier than home equity loans or residential mortgage loans to individuals. In the event of a general economic slowdown like the one we are currently experiencing, these loans represent higher risk due to slower sales and reduced cash flow that could affect the borrowers’ ability to repay on a timely basis.

United may face risks with respect to future expansion and acquisitions.

United regularly engages in de novo branch expansion. Also, when a business opportunity becomes available in the right market with the right management team, United may seek to acquire other financial institutions or parts of those institutions. These involve a number of risks, including:

•
the potential inaccuracy of the estimates and judgments used to evaluate credit, operations, management and market risks with respect to an acquired branch or institution, a new branch office or a new market;

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

Changes in prevailing interest rates may negatively affect the level of net interest revenue, the primary component of net income. In a period of changing interest rates, interest expense may increase at different rates than the interest earned on assets. Accordingly, changes in interest rates could decrease net interest revenue. At December 31, 2008, our simulation model indicated that a 200 basis point increase in rates over the next twelve months would cause an approximate 3.8% increase in net interest revenue and a 25 basis point decrease in rates over the next twelve months would cause an approximate 2.2% decrease in net interest revenue. United used 25 basis points in the down rate scenario since the targeted Federal Funds rate was at 25 basis points and therefore short-term rates could not move down more than 25 basis points.

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

United’s loan customers may not repay their loans according to their terms and the collateral securing the payment of these loans may be insufficient to assure repayment. United may experience significant loan losses which would have a material adverse effect on operating results. Management makes various assumptions and judgments about the collectibility of the loan portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. United maintains an allowance for loan losses in an attempt to cover any loan losses inherent in the portfolio. In determining the size of the allowance, management relies on an analysis of the loan portfolio based on historical loss experience, volume and types of loans, trends in classification, volume and real estate values, trends in delinquencies and non-accruals, national and local economic conditions and other pertinent information. If those assumptions are incorrect, the allowance may not be sufficient to cover future loan losses and adjustments may be necessary to allow for different economic conditions or adverse developments in the loan portfolio.

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

The banking business is highly competitive and United experiences competition in each of its markets from many other financial institutions. United competes with commercial banks, credit unions, savings and loan associations, mortgage banking firms, securities brokerage firms, insurance companies, money market funds and other mutual funds, as well as community, super-regional, national and international financial institutions that operate offices in its market areas and elsewhere. United competes with these institutions both in attracting deposits and in making loans. Many of United’s competitors are well-established, larger financial institutions that are able to operate profitably with a narrower net interest margin and have a more diverse revenue base. United may face a competitive disadvantage as a result of its smaller size, more limited geographic diversification and inability to spread costs across broader markets. Although United competes by concentrating marketing efforts in primary markets with local advertisements, personal contacts and greater flexibility and responsiveness in working with local customers, there can be no assurance that this strategy will continue to be successful.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

There are no unresolved comments from the Securities and Exchange Commission staff regarding United’s periodic or current reports under the Exchange Act.

ITEM 2.	PROPERTIES.

The executive offices of United are located at 63 Highway 515, Blairsville, Georgia. United owns this property. The Bank conducts business from facilities primarily owned by the Bank, all of which are in a good state of repair and appropriately designed for use as banking facilities. The Bank, Brintech and UCIS provide services or perform operational functions at 124 locations, of which 103 are owned and 21 are leased under operating leases. Note 7 to United’s Consolidated Financial Statements includes additional information regarding amounts invested in premises and equipment.

ITEM 3.	LEGAL PROCEEDINGS.

In the ordinary course of operations, United and the Bank are defendants in various legal proceedings incidental to its business. In the opinion of management, there is no pending or threatened proceeding in which an adverse decision will result in a material adverse change in the consolidated financial condition or results of operations of United. No material proceedings terminated in the fourth quarter of 2008.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the security holders of United during the fourth quarter of 2008.

PART II

ITEM 5.	MARKET FOR UNITED’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Stock. United’s common stock trades on the Nasdaq Global Select Market under the symbol “UCBI”. The closing price for the period ended December 31, 2008 was $13.58. Below is a schedule of high, low and closing stock prices and average daily volume for all quarters in 2008 and 2007.

Stock Price Information

	2008				2007
	High	Low	Close	Avg Daily Volume	High	Low	Close	Avg Daily Volume

First quarter	$20.80	$13.38	$16.98	441,659	$34.98	$30.81	$32.79	232,269
Second quarter	18.51	8.51	8.53	464,566	33.03	25.80	25.89	266,682
Third quarter	19.05	7.58	13.26	359,971	27.50	22.16	24.52	346,596
Fourth quarter	15.82	9.25	13.58	319,534	25.73	15.13	15.80	421,910

At January 31, 2009, there were approximately 6,538 record shareholders and 15,100 beneficial shareholders of United’s common stock.

Dividends. United declared cash dividends of $.18, $.36 and $.32 per common share in 2008, 2007 and 2006, respectively. Also, United declared stock dividends of 1 new share for every 130 shares owned in the third and fourth quarters of 2008. Federal and state laws and regulations impose restrictions on the ability of United and the Bank to pay dividends. In addition, pursuant to the terms of the Purchase Agreement entered into with Treasury under the CPP, the ability of United to declare or pay dividends or distributions its common stock is subject to restrictions, including a restriction against increasing dividends from the last quarterly cash dividend per share ($.09) declared on the common stock prior to December 5, 2008, as adjusted for subsequent stock dividends and other similar actions. In addition, as long as Series B Preferred Stock is outstanding, dividend payments are prohibited until all accrued and unpaid dividends are paid on such preferred stock, subject to certain limited exceptions. This restriction will terminate on December 5, 2011, or earlier, if the Series B Preferred Stock has been redeemed in whole or Treasury has transferred all of the Series B Preferred Stock to third parties. Additional information regarding this item is included in Note 16 to the Consolidated Financial Statements, under the heading of “Supervision and Regulation” in Part I of this report and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Dividends.”

Share Repurchases. United had in place a board approved repurchase authorization for up to 3,000,000 shares of United’s common stock, which expired in 2008. During, 2007, 2,000,000 shares had been purchased under the authorization. No additional shares were purchased in 2008.

United’s Amended and Restated 2000 Key Employee Stock Option Plan allows option holders to exercise stock options by delivering previously acquired shares having a fair market value equal to the exercise price provided that the shares delivered must have been held by the option holder for at least six months. During 2008, 2007 and 2006, optionees delivered 33,759, 1,755 and 17,576 shares, respectively, to exercise stock options.

Sales of Unregistered Securities. On October 31, 2008, United formed United Community Statutory Trust II and United Community Statutory Trust III for the purpose of issuing Trust Preferred Securities in private placement offerings. United Community Statutory Trust II issued $11,767,000 of 9% fixed rate Trust Preferred Securities and United Community Statutory Trust II issued $1.2 million of variable rate Trust Preferred Securities that pay interest at a rate of prime plus 3%. The Trust Preferred Securities issued by both trusts mature on October 31, 2038 and are callable at par anytime after October 31, 2013. The Trust Preferred Securities were issued with warrants that make them convertible into United Community Banks, Inc.’s common stock at the conversion price of $20 per share. The warrants may be exercised anytime prior to October 31, 2013, on which date the unexercised warrants expire. The Trust Preferred Securities qualify as Tier I Capital under applicable Risk-Based Capital guidelines.

On December 5, 2008, United participated in Treasury’s CPP by issuing 180,000 shares of Series B Preferred Stock and the Warrant to purchase 2,149,106 shares of United Community Banks, Inc.’s common stock at a price of $12.56 per share for an aggregate purchase price of $180 million. The Series B Preferred Stock qualifies as Tier I capital under risk-based capital guidelines and will pay cumulative dividends at a rate of 5% per annum for the first five years and 9% per annum thereafter. The Series B Preferred Stock may be redeemed after December 5, 2011 at the stated amount of $1,000 per share plus any accrued and unpaid dividends. Prior to December 5, 2011, the Series B Preferred Stock may be redeemed only with proceeds from the sale of qualifying equity securities. The Series B Preferred Stock is non-voting except for class voting rights on matters that would adversely affect the rights of the holders of the Series B Preferred Stock.

Performance Graph. Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on United’s common stock against the cumulative total return on the Nasdaq Stock Market (U.S. Companies) Index and the Nasdaq Bank Stocks Index for the five-year period commencing December 31, 2003 and ending on December 31, 2008.

FIVE YEAR CUMULATIVE TOTAL RETURNS*
COMPARISON OF UNITED COMMUNITY BANKS, INC.,
NASDAQ STOCK MARKET (U.S.) INDEX
AND NASDAQ BANK INDEX
As of December 31,

* Assumes $100 invested on December 31, 2003 in United’s common stock and above noted indexes. Total return includes reinvestment of dividends and values of stock and indexes as of December 31 of each year.

	Cumulative Total Return
	2003	2004	2005	2006	2007	2008
United Community Banks, Inc.	$100	$124	$124	$152	$75	$66
Nasdaq Stock Market (U.S.) Index	100	109	111	122	132	64
Nasdaq Bank Index	100	114	112	125	99	73

ITEM 6. SELECTED FINANCIAL DATA.
UNITED COMMUNITY BANKS, INC.
Selected Financial Information
For the Years Ended December 31,
(in thousands, except per share data;
taxable equivalent)	2008	2007	2006	2005	2004	2003
INCOME SUMMARY
Net interest revenue	$238,704	$274,483	$237,880	$196,799	$152,998	$128,089
Provision for loan losses	184,000	37,600	14,600	12,100	7,600	6,300
Fee revenue	53,141	62,651	49,095	46,148	39,539	38,184
Total revenue	107,845	299,534	272,375	230,847	184,937	159,973
Operating expenses (1)	206,699	190,061	162,070	140,808	110,974	97,251
(Loss) income before taxes	(98,854)	109,473	110,305	90,039	73,963	62,722
Income taxes	(35,404)	40,482	41,490	33,297	26,807	23,247
Net operating (loss) income	(63,450)	68,991	68,815	56,742	47,156	39,475
Fraud loss provision, net of tax	—	10,998	—	—	—	—
Merger-related charges, net of tax	—	—	—	—	565	1,357
Net (loss) income	(63,450)	57,993	68,815	56,742	46,591	38,118
Preferred stock dividends	724	18	19	23	9	66
Net (loss) income available to common shareholders	$(64,174)	$57,975	$68,796	$56,719	$46,582	$38,052
OPERATING PERFORMANCE (1)
Earnings (loss) per common share:
Basic	$(1.35)	$1.50	$1.70	$1.47	$1.31	$1.15
Diluted	(1.35)	1.48	1.66	1.43	1.27	1.12
Return on tangible equity (2)(3)	(12.37)%	14.23%	17.52%	18.99%	19.74%	19.24%
Return on assets	(.76)	.89	1.09	1.04	1.07	1.06
Efficiency ratio	70.49	56.53	56.35	57.77	57.65	58.39

GAAP PERFORMANCE
Per common share:
Basic earnings (loss)	$(1.35)	$1.26	$1.70	$1.47	$1.29	$1.11
Diluted earnings (loss)	(1.35)	1.24	1.66	1.43	1.25	1.08
Cash dividends declared (rounded)	.18	.36	.32	.28	.24	.20
Stock dividends declared	.18	—	—	—	—	—
Book value	16.95	17.73	14.37	11.80	10.39	8.47
Tangible book value (3)	10.39	10.94	10.57	8.94	7.34	6.52

Key performance ratios:
Return on equity (2)	(7.82)%	7.79%	13.28%	13.46%	14.39%	14.79%
Return on assets	(.76)	.75	1.09	1.04	1.05	1.02
Net interest margin	3.18	3.88	4.05	3.85	3.71	3.68
Equity to assets	10.25	9.61	8.06	7.63	7.45	7.21
Tangible equity to assets (3)	6.69	6.63	6.32	5.64	5.78	6.02
Tangible common equity to assets (3)	6.59	6.63	6.32	5.64	5.78	6.03

ASSET QUALITY
Allowance for loan losses	$122,271	$89,423	$66,566	$53,595	$47,196	$38,655
Net charge-offs (1)	151,152	21,834	5,524	5,701	3,617	4,097
Non-performing loans (NPLs)	190,723	28,219	12,458	11,997	8,031	6,627
Foreclosed properties	59,768	18,039	1,196	998	694	962
Total non-performing assets (NPAs)	250,491	46,258	13,654	12,995	8,725	7,589
Allowance for loan losses to loans (1)	2.14%	1.51%	1.24%	1.22%	1.26%	1.28%
Net charge-offs to average loans (1)	2.57	.38	.12	.14	.11	.15
NPAs to loans and foreclosed properties	4.35	.78	.25	.30	.23	.25
NPAs to total assets	2.94	.56	.19	.22	.17	.19

AVERAGE BALANCES
Loans	$5,890,889	$5,734,608	$4,800,981	$4,061,091	$3,322,916	$2,753,451
Investment securities	1,489,036	1,277,935	1,041,897	989,201	734,577	667,211
Earning assets	7,504,186	7,070,900	5,877,483	5,109,053	4,119,327	3,476,030
Total assets	8,299,330	7,730,530	6,287,148	5,472,200	4,416,835	3,721,284
Deposits	6,524,457	6,028,625	5,017,435	4,003,084	3,247,612	2,743,087
Shareholders’ equity	850,426	742,771	506,946	417,309	329,225	268,446
Common shares - Basic	47,369	45,948	40,413	38,477	36,071	34,132
Common shares - Diluted	47,369	46,593	41,575	39,721	37,273	35,252

AT YEAR END
Loans	$5,704,861	$5,929,263	$5,376,538	$4,398,286	$3,734,905	$3,015,997
Investment securities	1,617,187	1,356,846	1,107,153	990,687	879,978	659,891
Total assets	8,520,765	8,207,302	7,101,249	5,865,756	5,087,702	4,068,834
Deposits	7,003,624	6,075,951	5,772,886	4,477,600	3,680,516	2,857,449
Shareholders’ equity	989,382	831,902	616,767	472,686	397,088	299,373
Common shares outstanding	48,009	46,903	42,891	40,020	38,168	35,289

(1) Excludes pre-tax provision for fraud-related loan losses and related charge-offs of $18 million, or $.24 per diluted common share, recorded in 2007 and pre-tax merger-related charges totaling $.9 million, or $.02 per diluted common share, recorded in 2004 and $2.1 million, or $.04 per diluted common share, recorded in 2003. (2) Net income available to common stockholders, which excludes preferred stock dividends, divided by average realized common equity which excludes accumulated other comprehensive income (loss). (3) Excludes effect of acquisition related intangibles and associated amortization.

UNITED COMMUNITY BANKS, INC.
Selected Financial Information (continued)

	2008				2007
(in thousands, except per share data; taxable equivalent)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
INCOME SUMMARY
Net interest revenue	$51,873	$58,791	$61,753	$66,287	$69,730	$71,681	$67,967	$65,105
Provision for loan losses (1)	85,000	76,000	15,500	7,500	26,500	3,700	3,700	3,700
Fee revenue	10,718	13,121	15,105	14,197	16,100	15,615	16,554	14,382
Total revenue	(22,409)	(4,088)	61,358	72,984	59,330	83,596	80,821	75,787
Operating expenses	52,439	56,970	49,761	47,529	49,336	48,182	47,702	44,841
Income before taxes	(74,848)	(61,058)	11,597	25,455	9,994	35,414	33,119	30,946
Income taxes	(28,101)	(21,184)	4,504	9,377	3,960	12,878	12,043	11,601
Net operating (loss) income	(46,747)	(39,874)	7,093	16,078	6,034	22,536	21,076	19,345
Fraud loss provision, net of tax (1)	—	—	—	—	1,833	—	9,165	—
Net (loss) income	(46,747)	(39,874)	7,093	16,078	4,201	22,536	11,911	19,345
Preferred stock dividends	712	4	4	4	4	4	5	5
Net (loss) income available to common shareholders	$(47,459)	$(39,878)	$7,089	$16,074	$4,197	$22,532	$11,906	$19,340

OPERATING PERFORMANCE (1)
Earnings (loss) per common share:
Basic	$(.99)	$(.84)	$.15	$.34	$.13	$.47	$.47	$.45
Diluted	(.99)	(.84)	.15	.34	.13	.46	.46	.44
Return on tangible equity (2)(3)(4)	NM %	NM %	5.86%	13.16%	5.06%	17.54%	17.52%	17.18%
Return on assets (4)	NM	NM	.34	.78	.29	1.11	1.12	1.11
GAAP PERFORMANCE MEASURES
Per common share:
Basic earnings (loss)	$(.99)	$(.84)	$.15	$.34	$.09	$.47	$.26	$.45
Diluted earnings (loss)	(.99)	(.84)	.15	.34	.09	.46	.26	.44
Cash dividends declared	—	—	.09	.09	.09	.09	.09	.09
Stock dividends declared	.09	.09	—	—	—	—	—	—
Book value	16.95	17.12	17.75	18.50	17.73	17.53	16.98	14.83
Tangible book value (3)	10.39	10.48	11.03	11.76	10.94	10.82	10.44	11.06
Key performance ratios:
Return on equity (2)(4)	NM %	NM %	3.41%	7.85%	2.01%	10.66%	7.05%	12.47%
Return on assets (4)	NM	NM	.34	.78	.20	1.11	.64	1.11
Net interest margin (4)	2.70	3.17	3.32	3.55	3.73	3.89	3.94	3.99
Efficiency ratio	81.34	79.35	65.05	59.05	57.67	55.34	56.59	56.56
Equity to assets	10.08	10.28	10.33	10.30	10.20	10.32	8.94	8.80
Tangible equity to assets (3)	6.59	6.65	6.77	6.73	6.58	6.65	6.65	6.66
Tangible common equity to assets (3)	6.23	6.65	6.77	6.73	6.58	6.65	6.65	6.66
ASSET QUALITY
Allowance for loan losses	$122,271	$111,299	$91,035	$89,848	$89,423	$90,935	$92,471	$68,804
Net charge-offs (1)	74,028	55,736	14,313	7,075	13,012	5,236	2,124	1,462
Non-performing loans (NPLs)	190,723	139,266	123,786	67,728	28,219	46,783	30,849	12,319
Foreclosed properties	59,768	38,438	28,378	22,136	18,039	16,554	12,752	1,971
Total non-performing assets (NPAs)	250,491	177,704	152,164	89,864	46,258	63,337	43,601	14,290
Allowance for loan losses to loans(1)	2.14%	1.91%	1.53%	1.51%	1.51%	1.53%	1.54%	1.27%
Net charge-offs to average loans (1)(4)	5.09	3.77	.97	.48	.87	.35	.15	.11
NPAs to loans and foreclosed properties	4.35	3.03	2.55	1.50	.78	1.06	.73	.26
NPAs to total assets	2.94	2.20	1.84	1.07	.56	.77	.54	.20
AVERAGE BALANCES
Loans	$5,784,139	$5,889,168	$5,933,143	$5,958,296	$5,940,230	$5,966,933	$5,619,950	$5,402,860
Investment securities	1,508,808	1,454,740	1,507,240	1,485,515	1,404,796	1,308,192	1,242,448	1,153,208
Earning assets	7,662,536	7,384,287	7,478,018	7,491,480	7,424,992	7,332,492	5,915,134	6,599,035
Total assets	8,449,097	8,146,880	8,295,748	8,305,621	8,210,120	8,083,739	7,519,392	7,092,710
Deposits	6,982,229	6,597,339	6,461,361	6,051,069	6,151,476	6,246,319	5,945,633	5,764,426
Stockholders’ equity	851,956	837,487	856,727	855,659	837,195	834,094	672,348	624,100
Common Shares - Basic	47,844	47,417	47,158	47,052	47,273	48,412	45,001	43,034
Common Shares - Diluted	47,844	47,417	47,249	47,272	47,652	48,977	45,761	43,912
AT PERIOD END
Loans	$5,704,861	$5,829,937	$5,933,141	$5,967,839	$5,929,263	$5,952,749	$5,999,093	$5,402,198
Investment securities	1,617,187	1,400,827	1,430,588	1,508,402	1,356,846	1,296,826	1,213,659	1,150,424
Total assets	8,520,765	8,072,543	8,264,051	8,386,255	8,207,302	8,180,600	8,087,667	7,186,602
Deposits	7,003,624	6,689,335	6,696,456	6,175,769	6,075,951	6,154,308	6,361,269	5,841,687
Stockholders’ equity	989,382	816,880	837,890	871,452	831,902	833,761	828,731	638,456
Common shares outstanding	48,009	47,596	47,096	47,004	46,903	47,542	48,781	43,038

(1) Excludes effect of special $15 million fraud related provision for loan losses recorded in the second quarter of 2007, an additional $3 million provision in the fourth quarter of 2007, and $18 million of related loan charge-offs recorded in the fourth quarter of 2007 which were all related to a failed real estate development and are considered non-recurring. (2) Net income available to common shareholders, which excludes preferred stock dividends, divided by average realized common equity which excludes accumulated other comprehensive income (loss). (3) Excludes effect of acquisition related intangibles and associated amortization. (4) Annualized. NM - Not meaningful.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

The following discussion is intended to provide insight into the financial condition and results of operations of United and its subsidiaries and should be read in conjunction with the consolidated financial statements and accompanying notes.

Since mid-2007, and particularly during the second half of 2008, the financial markets and economic conditions generally were materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity. This was initially triggered by declines in home prices and the values of subprime mortgages, but spread to all residential construction, particularly in metro Atlanta, and residential mortgages as property prices declined rapidly and to nearly all asset classes. The effect of the market and economic downturn also spread to other areas of the credit markets and in the availability of liquidity. The magnitude of these declines led to a crisis of confidence in the financial sector as a result of concerns about the capital base and viability of certain financial institutions. During this period, interbank lending and commercial paper borrowing fell sharply, precipitating a credit freeze for both institutional and individual borrowers. Unemployment has also increased significantly. By the third quarter of 2008 conditions had deteriorated to the point of failure or near failure of several large financial institutions and the failure of Fannie Mae and Freddie Mac, two government sponsored enterprises or GSEs.

These events created serious concerns about the safety and soundness of the entire financial services industry. The recently enacted Emergency Economic Stabilization Act of 2008 was signed into law in response to the financial crisis affecting the banking system, financial markets and economic conditions generally. Pursuant to EESA, Treasury has the authority under the Troubled Asset Relief Program to purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. Treasury announced the Capital Purchase Program under TARP pursuant to which it has purchased and will continue to purchase senior preferred stock in participating financial institutions. The EESA followed, and has been followed by, numerous actions by the Board of Governors of the Federal Reserve System, the U.S. Congress, Treasury, the Federal Deposit Insurance Corporation, the SEC and others to address the current crisis, including most recently the American Recovery and Reinvestment Act of 2009.

United’s markets have been severely disrupted by the weak housing market which resulted in the buildup of surplus housing and finished lot inventory, particularly within the Atlanta MSA, which has put considerable stress on the residential construction portion of United’s loan portfolio. As a result, United reported its first ever net loss of $63.5 million in 2008, compared to net income of $58.0 million in 2007. The loss per common share was $1.35 for 2008, compared with diluted earnings per share of $1.24 for 2007. The decrease in earnings from 2007 reflected higher credit losses and net interest margin compression caused by the effect of declining interest rates on United’s asset-sensitive balance sheet along with increased competition for customer deposits, our efforts to strengthen liquidity, and the cost to carry a higher level of non-performing assets.

United’s approach to managing through the challenging economic cycle has been to aggressively deal with its credit problems and dispose of troubled assets quickly, taking losses as necessary. As a result, United’s provision for loan losses was $184 million in 2008 compared with $55.6 million in 2007. Net charge-offs for 2008 were $151.2 million in 2008 compared with $39.8 million in 2007. At the end of 2008, United’s allowance for loan losses of $122.3 million was 2.14% of loans compared with $89.4 million or 1.51% of loans at the end of 2007 and total non-performing assets were $250.5 million compared with $46.3 million at the end of 2007.

Taxable equivalent net interest revenue was $238.7 million for 2008, down $35.8 million from 2007. Most of the decrease in net interest revenue was the result of the 70 basis point decrease in the net interest margin described above which decreased from 3.88% in 2007 to 3.18% in 2008.

United also has taken action to ensure sufficient liquidity. A significant portion of the margin compression resulted from management’s efforts to strengthen liquidity in response to supply shortages in interbank borrowings and aggressive demand for customer deposits. United built liquidity through a second quarter CD promotion and by gathering brokered deposits and paying down overnight borrowings in the second half of 2008. Adding time deposits produced a stable source of funds and made investment securities collateral available to secure wholesale borrowings as a source of contingent liquidity. Early in the fourth quarter, the U.S. Government’s efforts to stabilize the financial services industry began to take effect, eliminating much of the liquidity concern as funds became increasingly available through interbank borrowings.

The weak economic conditions of 2008 were reflected in other components of United’s earnings. Total fee revenue of $53.1 million was down $9.5 million from 2007. Mortgage fees declined with lower demand for housing. Consulting fees were down as banks, searching for ways to control expenses, postponed or deferred consulting engagements. Poor conditions in the financial markets also led to a drop in brokerage fees. United responded to the drop in revenue by controlling expenses. Although 2008 operating expenses of $206.7 million were up $16.6 million from 2007, higher foreclosed property expense and FDIC insurance expense accounted for $14.1 million and $3.2 million, respectively, of the increase.

The composition of United’s balance sheet at December 31, 2008 reflects the changing economic conditions. At the end of 2008, United held $369 million in commercial paper as short-term investments as part of its emphasis on building liquidity. Loans at December 31, 2008 were $5.7 billion, down $224 million from the end of 2007, due to United’s efforts to reduce exposure to residential construction loans. At $1.5 billion, residential construction loans at December 31, 2008 represented 26% of outstanding loans, down from 31% at the end of 2007, a decrease of $350 million. Deposits were up $928 million to $7.0 billion due to efforts to build liquidity. At the end of the year, total equity capital was $989 million, up $157 million from December 31, 2008 reflecting the sale of $180 million in senior preferred securities to the U.S. Treasury under its Capital Purchase Program. The additional capital leaves all of United’s regulatory capital ratios significantly above well capitalized levels.

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

The most significant accounting policies for United are presented in Note 1 to the consolidated financial statements. These policies, along with the disclosures presented in the other financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Management views critical accounting policies to be those that are highly dependent on subjective or complex judgments, estimates and assumptions, and where changes in those estimates and assumptions could have a significant effect on the financial statements. Management considers the accounting policies related to the allowance for loan losses, intangible assets and income taxes to be critical accounting policies.

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

The allowance for loan losses consists of an allocated component and an unallocated component. The components of the allowance for loan losses represent an estimate pursuant to either Statement of Financial Accounting Standards (SFAS) No. 5, Accounting for Contingencies, or SFAS 114, Accounting by Creditors for Impairment of a Loan. The allocated component of the allowance for loan losses reflects expected losses resulting from analyses developed through specific credit allocations for individual loans and historical loss experience for each loan category. The specific credit allocations are based on regular analyses of all non –accrual loans over $500,000, which are considered impaired loans. These analyses involve judgment in estimating the amount of loss associated with specific loans, including estimating the amount and timing of future cash flows and collateral values. The historical loss element is determined using the average of actual losses incurred over the prior two years for each type of loan. The historical loss experience is adjusted for known changes in economic conditions and credit quality trends such as changes in the amount of past due and nonperforming loans. The resulting loss allocation factors are applied to the balance of each type of loan after removing the balance of impaired loans and other specifically allocated loans from each category. The loss allocation factors are updated annually. The allocated component of the allowance for loan losses also includes consideration of concentrations of credit and changes in portfolio mix.

The unallocated portion of the allowance reflects management’s estimate of probable inherent but undetectable losses within the portfolio due to uncertainties in economic conditions, delays in obtaining information, including unfavorable information about a borrower’s financial condition, the difficulty in identifying triggering events that correlate to subsequent loss rates, and risk factors that have not yet manifested themselves in loss allocation factors. In addition, the unallocated allowance includes a component that accounts for the inherent imprecision in loan loss estimation based on historical loss experience as a result of United’s growth through acquisitions, which have expanded the geographic footprint in which it operates, and changed its portfolio mix in recent years. Also, loss data representing a complete economic cycle is not available for all sectors. Uncertainty surrounding the strength and timing of economic cycles also affects estimates of loss. The historical losses used in developing loss allocation factors may not be representative of actual unrealized losses inherent in the portfolio.

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

Intangible Assets

United’s intangible assets consist principally of goodwill, representing the excess of cost over the fair value of net assets of acquired businesses, and core deposit intangibles. United’s goodwill is tested for impairment annually, or more often if events or circumstances indicate impairment may exist. Adverse changes in the economic environment, declining operations of acquired business units, or other factors could result in a decline of the implied fair value of goodwill. If the implied fair value is less than the carrying amount, a loss would be recognized to reduce the carrying amount of goodwill. These changes or factors, if they occur, could be material to United’s operating results for any particular reporting period; the potential effect cannot be reasonably estimated.

Other identifiable intangible assets, primarily core deposit intangibles, are reviewed at least annually for events or circumstances which could affect the recoverability of the intangible asset, such as loss of core deposits, increased competition or adverse changes in the economy. To the extent an “other identifiable intangible asset” is deemed unrecoverable, an impairment loss would be recorded to reduce the carrying amount of the intangible assets. These events or circumstances, if they occur, could be material to United’s operating results for any particular reporting period; the potential effect cannot be reasonably estimated.

Income Tax Accounting

Income tax liabilities or assets are established for the amount of taxes payable or refundable for the current year. Deferred tax liabilities and assets are also established for the future tax consequences of events that have been recognized in the financial statements or tax returns. A deferred tax liability or asset is recognized for the estimated future tax effects attributable to temporary differences and deductions that can be carried forward (used) in future years. The valuation of current and deferred tax liabilities and assets is considered critical as it requires management to make estimates based on provisions of the enacted tax laws. The assessment of tax assets and liabilities involves the use of estimates, assumptions, interpretations, and judgments concerning certain accounting pronouncements and federal and state tax codes. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management’s current assessment, the impact of which could be significant to the consolidated results of operations and reported earnings. United believes its tax assets and liabilities are properly recorded for the respective periods in the consolidated financial statements.

Mergers and Acquisitions

As part of its balanced growth strategy, United selectively engages in evaluation of strategic partnerships. Mergers and acquisitions present opportunities to enter new markets with an established presence and a capable management team already in place. United employs certain criteria to ensure that any merger or acquisition candidate meets strategic growth and earnings objectives that will build future franchise value for shareholders. Additionally, the criteria include ensuring that management of a potential partner shares United’s community banking philosophy of premium service quality and operates in attractive markets with excellent opportunities for further organic growth. As part of this strategy, United completed one bank merger in 2007 and one bank merger and two branch acquisitions in 2006. United will continue to evaluate potential transactions as they are presented.

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

On December 1, 2006, United completed the acquisition of Southern Bancorp, Inc. (“Southern”), a bank holding company headquartered in Marietta, Georgia, and its wholly owned subsidiary Southern National Bank. On December 1, 2006, Southern had assets totaling $416 million, including purchase accounting related intangibles. United exchanged 2,180,118 shares of its common stock valued at $67.8 million for all of the outstanding shares. Southern National Bank was merged into the Bank. The Cobb County office is now included within United Community Bank – Metro, and the Cherokee County office operates as a separate community bank, United Community Bank – Cherokee.

On September 22, 2006, United completed the acquisition of two western North Carolina banking offices in Sylva and Bryson City. These offices were acquired from another financial institution, and had $8 million in loans and $38 million in deposits on the date they were acquired. United paid a premium for these branches of approximately 8% of deposits. Both of these offices are located in markets where United had a presence and were natural extensions of its existing franchise.

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

In June 2007, the North Carolina Attorney General appointed a receiver to take custody of the assets of the developers of two failed real estate developments near Spruce Pine, North Carolina, citing possible fraud on the part of the developers. United had loans to 83 individual borrowers totaling $23.6 million secured by undeveloped lots in these developments. United was one of twelve banks that had loaned money to borrowers to finance the purchase of lots. The loans were made to appropriately qualified borrowers in accordance with our standard underwriting procedures. At the time the loans were made, we were not aware that most of the borrowers were simultaneously obtaining loans for additional lots at other banks and thereby taking on debt possibly beyond their repayment ability. We were also unaware that the borrowers’ down payments were not paid in cash as indicated on the closing documents, but were financed by the developer and that the developer agreed to service the borrowers’ debts. We also subsequently learned that the appraisals relied upon in the underwriting process had been inflated by using comparable sales that were not at arm’s length to persons related to the developer and that many of the lots were subdivided into parcels that are too small to be used for their intended purpose. United recognized a provision for fraud-related loan losses of $18 million in 2007 related to these loans and charged-off an equal amount of loans. The special provision reduced net income by $11 million and reduced diluted earnings per share by $.24 in 2007.

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

Management includes non-GAAP net operating income because it believes it is useful for evaluating United’s operations and performance over periods of time, as well as in managing and evaluating United’s business and in discussions about United’s operations and performance. Net operating income excludes the pre-tax effect of the special $18 million fraud-related provision for loan losses in 2007 and the merger-related charges in 2003 and 2004 because management believes that the circumstances leading to the provision and such charges were isolated, non-recurring events and do not reflect overall trends in United’s earnings and financial performance. Management believes this non-GAAP net operating income provides users of United’s financial information with a meaningful measure for assessing United’s financial results and credit trends, as well as comparison to financial results for prior periods.

The following is a reconciliation of net operating income to GAAP net income. There were no charges incurred in 2008, 2006, or 2005 that were excluded from the presentation of operating earnings.

Table 1 - Operating Earnings to GAAP Earnings Reconciliation
Presented Only For Periods Where Non-GAAP Earnings Measures Are Shown
(in thousands, except per share data)
	2007
	Fourth	Third	Second	Years Ended December 31,
	Quarter	Quarter	Quarter	2007	2004	2003
Special provision for fraud related loan losses	$3,000	$—	$15,000	$18,000	$—	$—
Merger-related charges included in expenses:
Salaries and employee benefits - severance and related costs	—	—	—	—	203	135
Professional fees	—	—	—	—	407	885
Contract termination costs	—	—	—	—	119	566
Other merger-related expenses	—	—	—	—	141	502
Total merger-related charges	—	—	—	—	870	2,088
Pre-tax earnings impact of non-operating charges	3,000	—	15,000	18,000	870	2,088
Income tax effect of special provision	1,167	—	5,835	7,002	305	731
After-tax effect of special provision	$1,833	$—	$9,165	$10,998	$565	$1,357

Net Income (Loss) Reconciliation
Operating net income (loss)	$6,034	$22,536	$21,076	$68,991	$47,156	$39,475
After-tax effect of special provision and merger-related charges	(1,833)	—	(9,165)	(10,998)	(565)	(1,357)
Net income (loss) (GAAP)	$4,201	$22,536	$11,911	$57,993	$46,591	$38,118

Basic Earnings (Loss) Per Share Reconciliation
Basic operating earnings (loss) per share	$.13	$.47	$.47	$1.50	$1.31	$1.15
Per share effect of special provision and merger-related charges	(.04)	—	(.21)	(.24)	(.02)	(.04)
Basic earnings (loss) per share (GAAP)	$.09	$.47	$.26	$1.26	$1.29	$1.11

Diluted Earnings (Loss) Per Share Reconciliation
Diluted operating earnings (loss) per share	$.13	$.46	$.46	$1.48	$1.27	$1.12
Per share effect of special provision and merger-related charges	(.04)	—	(.20)	(.24)	(.02)	(.04)
Diluted earnings (loss) per share (GAAP)	$.09	$.46	$.26	$1.24	$1.25	$1.08

Provision for Loan Losses Reconciliation
Operating provision for loan losses	$26,500	$3,700	$3,700	$37,600	$7,600	$6,300
Special provision for fraud related loan losses	3,000	—	15,000	18,000	—	—
Provision for loan losses (GAAP)	$29,500	$3,700	$18,700	$55,600	$7,600	$6,300

Nonperforming Assets Reconciliation
Nonperforming assets excluding fraud-related assets	$40,956	$39,761	$19,968	$40,956	$8,725	$7,589
Fraud-related loans and OREO included in nonperforming assets	5,302	23,576	23,633	5,302	—	—
Nonperforming assets (GAAP)	$46,258	$63,337	$43,601	$46,258	$8,725	$7,589

Allowance for Loan Losses Reconciliation
Allowance for loan losses excluding special fraud-related allowance	$89,423	$75,935	$77,471	$89,423	$47,196	$38,655
Fraud-related allowance for loan losses	—	15,000	15,000	—	—	—
Allowance for loan losses (GAAP)	$89,423	$90,935	$92,471	$89,423	$47,196	$38,655

Net Charge Offs Reconciliation
Net charge offs excluding charge off of fraud-related loans	$13,012	$5,236	$2,124	$21,834	$3,617	$4,097
Fraud-related loans charged off	18,000	—	—	18,000	—	—
Net charge offs (GAAP)	$31,012	$5,236	$2,124	$39,834	$3,617	$4,097

Allowance for Loan Losses to Loans Ratio Reconciliation
Allowance for loan losses to loans ratio excluding fraud-related allowance	1.51%	1.28%	1.29%	1.51%	1.26%	1.28%
Portion of allowance assigned to fraud-related loans	—	.25	.25	—	—	—
Allowance for loan losses to loans ratio (GAAP)	1.51%	1.53%	1.54%	1.51%	1.26%	1.28%

Nonperforming Assets to Total Assets Ratio Reconciliation
Nonperforming assets to total assets ratio excluding fraud-related assets	.50%	.49%	.25%	.50%	.17%	.19%
Fraud-related nonperforming assets	.06	.28	.29	.06	—	—
Nonperforming assets to total assets ratio (GAAP)	.56%	.77%	.54%	.56%	.17%	.19%

Net Charge Offs to Average Loans Ratio Reconciliation
Net charge offs to average loans ratio excluding fraud-related loans	.87%	.35%	.15%	.38%	.11%	.15%
Charge offs of fraud-related loans	1.20	—	—	.31	—	—
Net charge offs to average loans ratio (GAAP)	2.07%	.35%	.15%	.69%	.11%	.15%

Operating Expenses Reconciliation
Operating expenses (operating basis)	$49,336	$47,702	$47,702	$190,061	$110,974	$97,251
Merger-related charges	—	—	—	—	870	2,088
Operating expenses (GAAP)	$49,336	$47,702	$47,702	$190,061	$111,844	$99,339

Results of Operations

The remainder of this financial discussion focuses on operating earnings, which exclude the fraud-related provision in 2007 and merger-related charges in 2003 and 2004, except for the discussion of income taxes. Operating and GAAP earnings were the same in 2008, 2006, and 2005. For additional information on operating earnings measures, refer to the preceding section on “Operating Results”.

Net Interest Revenue (Taxable Equivalent)

Net interest revenue (the difference between the interest earned on assets and the interest paid on deposits and other liabilities) is the single largest component of United’s revenue. United actively manages this revenue source to provide an optimal level of revenue while balancing interest rate, credit, and liquidity risks. Net interest revenue totaled $238.7 million in 2008, a decrease of $35.8 million, or 13%, from the level recorded in 2007. Net interest revenue for 2007 increased $36.6 million, or 15%, over the 2006 level.

The decrease in net interest revenue for 2008 was due primarily to the decline in net interest margin that resulted from many factors including the decrease in the prime interest rate, intensely competitive deposit pricing, efforts to build liquidity and a higher level of non-performing assets. The average yield on loans decreased 185 basis points reflecting the falling prime lending rate through December 2008, on United’s predominantly prime-based loan portfolio and the increases in non-performing loans in the second half of 2008. Average loans increased $156 million in 2008, or 3%, from 2007. The increase from 2007 results from the acquisition of Gwinnett, which was included in the 2007 average balances from the acquisition date of June 1, 2007. Loan volume slowed substantially in 2008 reflecting weakness in the housing market, particularly in the Atlanta MSA. Loan balances at year-end in the Atlanta MSA were down $297 million from 2007, and loan volume was down $20 million in north Georgia. In the Gainesville MSA, western North Carolina, east Tennessee and coastal Georgia, loans were up $21 million, $4 million, $20 million and $48 million, respectively, reflecting the relatively stronger economies in those markets.

Competition for deposits kept United from lowering deposit pricing to correspond with the falling rates in its heavily prime-based loan portfolio. The turmoil in the financial services industry, especially in the third and fourth quarters of 2008, added to an already challenging environment as interbank borrowings through federal funds lines became scarce. United responded to the liquidity concerns by replacing overnight funds with brokered deposits, a more stable but also more expensive funding source, and by building up additional liquidity by investing in short-term commercial paper. Later in the fourth quarter, the U.S. Government’s efforts to stabilize the financial services industry through increasing deposit insurance coverage and its Temporary Liquidity Guarantee Program (“TLGP”) began to take effect, alleviating some of the liquidity concerns.

Average interest-earning assets for the year increased $433 million, or 6%, over 2007. The increase reflects a full year of inclusion of Gwinnett, as well as an 18% increase in the investment securities portfolio. The increase in interest-earning assets was entirely funded by interest-bearing sources, as the increase in average interest-bearing liabilities for the year was $487 million over 2007. The average yield on interest-earning assets for 2008 was 6.22% down from 7.79% in 2007, reflecting the effect of lower short-term interest rates on United’s prime-based loans and increased levels of non-performing loans.

The banking industry uses two key ratios to measure relative profitability of net interest revenue, the interest rate spread and the net interest margin. The interest rate spread measures the difference between the average yield on interest earning assets and the average rate paid on interest bearing liabilities. The interest rate spread eliminates the effect of non-interest-bearing deposits and other non-interest bearing funding sources and gives a direct perspective on the effect of market interest rate movements. The net interest margin is an indication of the profitability of a company’s investments, and is defined as net interest revenue as a percentage of total average interest earning assets which includes the positive effect of funding a portion of interest earning assets with customers’ non-interest bearing deposits and with stockholders’ equity.

For 2008, 2007 and 2006, United’s net interest spread was 2.81%, 3.34% and 3.50%, respectively, while the net interest margin was 3.18%, 3.88% and 4.05%, respectively. Both the net interest margin and net interest spread fell in 2008 due to the aggressive competitive pricing for deposits, the effect of the Federal Reserve’s action in lowering short-term rates in 2008 on United’s asset-sensitive balance sheet, actions taken to build-up liquidity with more expensive deposits, and due to the higher level of non-performing assets. During most of 2008, there was aggressive competition for retail certificates of deposit (“CDs”), as banks competed for additional liquidity. This competition kept retail CD rates relatively high while the prime rate was falling. In addition, United had a CD special in the second quarter in order to increase liquidity. This also contributed to the margin compression in 2008.

The average rate on interest-bearing liabilities for 2008 was 3.41%, down from 4.45%, reflecting the effect of falling rates on United’s floating rate liabilities and a changing deposit mix with a higher portion of our overall funding coming from interest-bearing sources.

The following table shows the relationship between interest revenue and interest expense and the average balances of interest-earning assets and interest-bearing liabilities.

Table 2 - Average Consolidated Balance Sheet and Net Interest Margin Analysis
For the Years Ended December 31,
(In thousands, taxable equivalent)

	2008			2007			2006
	Average Balance	Interest	Avg. Rate	Average Balance	Interest	Avg. Rate	Average Balance	Interest	Avg. Rate
Assets:
Interest-earning assets:
Loans (1)(2)	$5,890,889	$386,132	6.55%	$5,734,608	$481,590	8.40%	$4,800,981	$394,439	8.22%
Taxable securities(3)	1,455,206	74,405	5.11	1,236,595	64,377	5.21	995,172	47,149	4.74
Tax-exempt securities (1)(3)	33,830	2,406	7.11	41,340	2,826	6.84	46,725	3,240	6.93
Federal funds sold and other interest-earning assets	124,261	4,026	3.24	58,357	2,124	3.64	34,605	1,867	5.40
Total interest-earning assets	7,504,186	466,969	6.22	7,070,900	550,917	7.79	5,877,483	446,695	7.60
Non-interest-earning assets:
Allowance for loan losses	(97,385)			(81,378)			(59,376)
Cash and due from banks	131,778			135,021			122,268
Premises and equipment	180,857			164,153			123,865
Other assets(3)	579,894			441,834			222,908
Total assets	$8,299,330			$7,730,530			$6,287,148
Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW	$1,491,419	$28,626	1.92	$1,406,655	$45,142	3.21	$1,115,434	$30,549	2.74
Money market	426,988	10,643	2.49	399,838	15,396	3.85	202,477	7,496	3.70
Savings deposits	182,067	764	.42	188,560	1,653	.88	172,698	928	.54
Time deposits less than $100,000	1,724,036	71,844	4.17	1,619,332	79,317	4.90	1,410,869	61,676	4.37
Time deposits greater than $100,000	1,457,397	62,888	4.32	1,377,915	71,467	5.19	1,134,414	54,304	4.79
Brokered deposits	565,111	23,536	4.16	337,323	16,616	4.93	334,243	14,344	4.29
Total interest-bearing deposits	5,847,018	198,301	3.39	5,329,623	229,591	4.31	4,370,135	169,297	3.87
Federal funds purchased, repurchase agreeements, & other short-term borrowings	324,634	7,699	2.37	308,372	16,236	5.27	140,544	7,319	5.21
Federal Home Loan Bank advances	410,605	13,026	3.17	455,620	22,013	4.83	465,820	23,514	5.05
Long-term debt	120,442	9,239	7.67	122,555	8,594	7.01	112,135	8,685	7.75
Total borrowed funds	855,681	29,964	3.50	886,547	46,843	5.28	718,499	39,518	5.50
Total interest-bearing liabilities	6,702,699	228,265	3.41	6,216,170	276,434	4.45	5,088,634	208,815	4.10
Non-interest-bearing liabilities:
Non-interest-bearing deposits	677,439			699,002			647,300
Other liabilities	68,766			72,587			44,268
Total liabilities	7,448,904			6,987,759			5,780,202
Shareholders’ equity	850,426			742,771			506,946
Total liabilities and shareholders’ equity	$8,299,330			$7,730,530			$6,287,148
Net interest revenue		$238,704			$274,483			$237,880
Net interest-rate spread			2.81%			3.34%			3.50%
Net interest margin (4)			3.18%			3.88%			4.05%

(1)
Interest revenue on tax-exempt securities and loans has been increased to reflect comparable interest on taxable securities and loans. The rate used was 39%, reflecting the statutory federal rate and the federal tax adjusted state tax rate.

(2)	Included in the average balance of loans outstanding are loans where the accrual of interest has been discontinued.
(3)
Securities available for sale are shown at amortized cost. Pretax unrealized gains of $3.3 million in 2008 and pretax unrealized losses of $8.1 million and $17.5 million in 2007 and 2006, respectively, are included in other assets for purposes of this presentation.

(4)	Net interest margin is taxable equivalent net-interest revenue divided by average interest-earning assets.

The following table shows the relative effect on net interest revenue of changes in the average outstanding balances (volume) of earning assets and interest bearing liabilities and the rates earned and paid by United on such assets and liabilities.

Table 3 - Change in Interest Revenue and Interest Expense
(in thousands, taxable equivalent)

	2008 Compared to 2007 Increase (decrease) due to changes in			2007 Compared to 2006 Increase (decrease) due to changes in
	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Loans	$12,806	$(108,264)	$(95,458)	$78,233	$8,918	$87,151
Taxable securities	11,196	(1,168)	10,028	12,241	4,987	17,228
Tax-exempt securities	(530)	110	(420)	(370)	(44)	(414)
Federal funds sold and other interest-earning assets	2,159	(257)	1,902	999	(742)	257
Total interest-earning assets	25,631	(109,579)	(83,948)	91,103	13,119	104,222
Interest-bearing liabilities:
Interest-bearing deposits:
NOW	2,578	(19,094)	(16,516)	8,802	5,791	14,593
Money Market	986	(5,739)	(4,753)	7,588	312	7,900
Savings deposits	(55)	(834)	(889)	92	633	725
Time deposits less than $100,000	4,897	(12,370)	(7,473)	9,707	7,934	17,641
Time deposits greater than $100,000	3,945	(12,524)	(8,579)	12,357	4,806	17,163
Brokered deposits	9,809	(2,889)	6,920	145	2,127	2,272
Total interest-bearing deposits	22,160	(53,450)	(31,290)	38,691	21,603	60,294
Federal funds purchased, repurchase agreements & other short-term borrowings	815	(9,352)	(8,537)	8,798	119	8,917
Federal Home Loan Bank advances	(2,008)	(6,979)	(8,987)	(507)	(994)	(1,501)
Long-term debt	(150)	795	645	769	(860)	(91)
Total borrowed funds	(1,343)	(15,536)	(16,879)	9,060	(1,735)	7,325
Total interest-bearing liabilities	20,817	(68,986)	(48,169)	47,751	19,868	67,619
Increase in net interest revenue	$4,814	$(40,593)	$(35,779)	$43,352	$(6,749)	$36,603

Any variance attributable jointly to volume and rate changes is allocated to the volume and rate variance in proportion to the relationship of the absolute dollar amount of the change in each.

Provision for Loan Losses

The provision for loan losses was $184 million in 2008, compared with $37.6 million in 2007, which excludes the $18 million special provision for fraud-related loan losses, and $14.6 million in 2006. As a percentage of average outstanding loans, the provision was 3.12%, .66% and .30%, respectively, in 2008, 2007 and 2006. The ratio of net loan charge-offs to average outstanding loans for 2008 was 2.57%, compared with .38% for 2007, excluding the $18 million in fraud-related charge-offs, and .12% for 2006. The provision for loan losses for each year is the amount management believes is necessary to position the allowance for loan losses at an amount adequate to absorb losses inherent in the loan portfolio as of the balance sheet date. The increase in the provision for loan losses in 2008 reflects the effect of the economic recession in the United States economy and the weak housing market and its effect on United’s loan portfolio, primarily in the Atlanta MSA.

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

Fee Revenue

Fee revenue for 2008 was $53.1 million, compared with $62.7 million in 2007 and $49.1 million in 2006. The following table presents the components of fee revenue.

Table 4 - Fee Revenue
For the Years Ended December 31,
(in thousands)

	2008	2007	2006	Change 2008-2007
Service charges and fees	$31,683	$31,433	$27,159	1%
Mortgage loan and related fees	7,103	8,537	7,303	(17)
Consulting fees	7,046	8,946	7,291	(21)
Brokerage fees	3,457	4,095	3,083	(16)
Securities gains (losses), net	1,315	3,182	(643)
Losses on prepayment of borrowings	(2,714)	(2,242)	(636)
Other	5,251	8,700	5,538	(40)
Total fee revenue	$53,141	$62,651	$49,095	(15)

Comparability between current and prior years is affected by the acquisitions completed over the last 36 months. Earnings for acquired companies are included in consolidated earnings after their respective acquisition dates.

Service charges and fees of $31.7 million were up $250,000, or 1%, from 2007, most of which is due to having a full year of Gwinnett’s results included in 2008 earnings. Earnings for 2007 included Gwinnett’s results from June 1, the date of acquisition. ATM and debit card revenue grew $564,000 from 2007 but that increase was offset by lower overdraft fees.

Mortgage loan and related fees of $7.1 million were down $1.4 million, or 17%, from 2007. Mortgage fees were down due to a slowing of demand for mortgages through the year brought on by the weak housing market. In 2008, United closed 2,165 mortgage loans totaling $374 million compared with 2,234 loans totaling $410 million in 2007. Substantially all these originated residential mortgages were sold into the secondary market, including the right to service the loans.

Consulting fees of $7.0 million decreased $1.9 million, or 21%, from 2007. The decrease was primarily due to weakening demand for consulting services as banks sought to lower expenses by postponing or deferring consulting engagements. In the third and fourth quarters, several consultants were engaged in a project to improve United’s financial performance by assisting management in identifying revenue enhancement and expense reduction opportunities. This project allowed United to maintain the consultants’ productivity while providing a valuable service to United, however, these services do not result in the recognition of consolidated consulting fee revenue for financial reporting purposes since the services were performed by a wholly-owned subsidiary.

Brokerage fees decreased $638,000, or 16% from 2007. The decrease in brokerage fees was due to weak market conditions. Additionally, a portion of United’s brokerage fee revenue is derived from the value of assets under management which declined with the overall decline in the market, further contributing to the drop in transaction activity.

United incurred net securities gains of $1.3 million and $3.2 million during 2008 and 2007, respectively, which resulted from balance sheet management activities. The gains were offset by losses from the prepayment of FHLB borrowings of $2.7 million and $2.2 million, respectively, which were part of the same overall balance sheet management strategy to reduce interest sensitivity and improve the net interest margin.

Other fee revenue of $5.3 million decreased $3.4 million, or 40%, from 2007. The largest contributors to the decrease were lower earnings on Bank Owned Life Insurance (“BOLI”) investments, lower earnings on deferred compensation plan assets and a lower earnings credit on float associated with official checks. Additionally, in 2007 other fee revenue included $600,000 of gains from the sale of foreclosed properties. The decrease in BOLI earnings was due to poor performance in the underlying securities in which the cash surrender value had been invested. The value of the underlying securities, which was comprised of a portfolio of mortgage-backed securities, had depreciated significantly since their original purchase as demand for mortgage-backed securities fell in the wake of the mortgage crisis. Early in the fourth quarter United surrendered the policies and was able to recover most of its original investment, incurring a tax charge which is further described in the section titled Income Taxes on page 28 of this report.

Operating Expense

Operating expenses were $206.7 million in 2008 as compared to $190.1 million in 2007 and $162.1 million in 2006. The following table presents the components of operating expenses.

Table 5 - Operating Expenses
For the Years Ended December 31,
(in thousands)

	2008	2007	2006	Change 2008-2007
Salaries and employee benefits	$110,574	$115,153	$100,964	(4)%
Communications and equipment	15,490	15,483	15,071	—
Occupancy	14,988	13,613	11,632	10
Advertising and public relations	6,117	7,524	7,623	(19)
Postage, printing and supplies	6,296	6,365	5,748	(1)
Professional fees	7,509	7,218	4,442	4
Foreclosed property	19,110	4,980	1,021	284
FDIC assessments and other regulatory charges	6,020	2,780	1,130	117
Amortization of intangibles	3,009	2,739	2,032	10
Other	17,586	14,206	12,407	24
Total operating expenses	$206,699	$190,061	$162,070	9

Acquisitions affect expense comparisons between periods since the operating expenses of acquired companies prior to the acquisition date are not included in United’s consolidated financial statements. This affects year-over-year expense comparisons in the year an acquisition is completed and the year immediately following the acquisition. In order to assist in understanding the core expense growth trends, operating expense explanations in this section include an estimate for the amount of the increase related to acquisitions where it is possible to reasonably quantify the amount.

Salaries and employee benefits expense for 2008 was $110.6 million, a decrease of $4.6 million, or 4%, from 2007. The decrease was due to the elimination of all bonus payments in 2008. At December 31, 2008, total staff was 1,994, a decrease of 34 from 2007.

Communication and equipment expense for 2008 was $15.5 million, which was relatively flat compared to 2007. United was able to leverage decisions to upgrade technology in previous years, keeping expense flat despite a full year of expenses associated with the acquisition of Gwinnett.

Occupancy expense for 2008 was $15.0 million, an increase of $1.4 million, or 10%, from 2007. The majority of this increase was the result of higher depreciation charges and property taxes related to new banking facilities placed in service over the last 24 months.

Advertising and public relations expense for 2008 was $6.1 million, a decrease of $1.4 million, or 19%, from 2007 due to efforts to control discretionary spending.

Postage, printing and supplies expense for 2008 was $6.3 million, a decrease of $69,000, or 1%, from 2007.

Professional fees were $7.5 million for 2008, an increase of $291,000, or 4% from 2007 primarily due to higher legal costs associated with loan workouts.

Foreclosed property expense for 2008 was $19.1 million, an increase of $14.1 million from 2007. This expense category includes legal fees, property taxes, marketing costs, utility services, maintenance and repair charges, as well as realized losses and write downs associated with foreclosed properties. The increase in 2008 was due to the higher number of foreclosed properties that were acquired by United and sold throughout the year.

FDIC assessments and other regulatory charges expense for 2008 was $6.0 million, an increase of $3.2 million or 117% from 2007, which is almost entirely due to an increase in FDIC insurance assessments. In January of 2007, the FDIC began assessing deposit insurance premiums to re-capitalize the deposit insurance fund. The FDIC allowed credits to those banks that had paid deposit insurance previously, which significantly reduced the amount of United’s 2007 assessment. For 2007 and 2008, the deposit insurance assessment rates for banks in the lowest risk category ranged from 5 basis points to 7 basis points on deposit balances. United continues to qualify for the lowest risk assessments. During 2008, United’s assessment was at the upper end of the range and beginning in the first quarter of 2009, the FDIC will increase the rate by 7 basis points.

Other expenses were $17.6 million for 2008, an increase of $3.4 million, or 24%, from 2007. The increase from 2007 was due to $1.3 million in losses on deferred compensation plan assets and the accrual of a $2.4 million disputed charge from the transfer of Bank Owned Life Insurance investments.

Income Taxes

Income tax benefit was $37.7 million in 2008, compared to income tax expense of $31.6 million in 2007 and $39.6 million in 2008. The effective tax rates (as a percentage of pre-tax net income) were 37.2%, 35.3% and 36.5% for 2008, 2007 and 2006, respectively. The effective tax rate is different from the statutory tax rates in effect due to permanent differences between taxable income and pre-tax book income such as tax-exempt interest revenue on securities and loans. Additional information regarding income taxes, including a reconciliation of the differences between the recorded income tax provision and the amount of income tax computed by applying the statutory federal income tax rate to income before income taxes, can be found in Note 14 to the Consolidated Financial Statements.

SFAS No. 109, Accounting for Income Taxes, requires that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. In accordance with SFAS 109, we reviewed our deferred tax assets and determined that no valuation allowance was necessary. Despite the net loss for 2008 and weakness in the housing markets and economy in general, we have a history of strong earnings, are well-capitalized, and have positive expectations regarding future taxable income. The deferred tax asset will be analyzed quarterly for changes affecting realizability, and there can be no guarantee that a valuation allowance will not be necessary in future periods. In making such judgments, significant weight is given to evidence that can be objectively verified. In making decisions regarding any valuation allowance, we consider both positive and negative evidence and analyze changes in near-term market conditions as well as other factors which may impact future operating results.

Fourth Quarter Discussion

Taxable equivalent net interest revenue for the fourth quarter of 2008 decreased $17.9 million, or 26%, to $51.9 million from the same period a year ago primarily due to margin compression. Loans were down $224 million at December 31, 2008 compared to 2007. The net interest margin decreased 103 basis points from the fourth quarter of 2007 to 2.70% for the fourth quarter of 2008. Several factors led to the margin compression including management’s efforts to strengthen liquidity, the higher balance of nonperforming assets, competitive pricing pressures on deposits, and the extremely low level the prime rate reached during the fourth quarter of 2008.

The 2008 fourth quarter provision for loan losses was $85 million. Non-performing assets totaled $250.5 million, up $204.2 million from a year ago. Non-performing assets as a percentage of total assets were 2.94% at December 31, 2008, compared with ..56% at December 31, 2007.

Fee revenue of $10.7 million decreased $5.4 million, or 33%, from $16.1 million for the fourth quarter of 2007. Service charges and fees on deposit accounts decreased $608,000, or 7%, to $7.7 million, primarily due to lower overdraft fees. Mortgage fees decreased $192,000, or 11%, to $1.5 million due to decreased demand during the fourth quarter reflecting the continued softness in the housing market. United closed $78 million in mortgage loans in the fourth quarter of 2008, which was flat compared with the fourth quarter of 2007. Consulting fees decreased 51 percent from a year ago to $1.3 million, reflecting a weakening in the market for consulting services and the use of Brintech consultants on internal projects. United recognized securities gains of $838,000 in the fourth quarter 2008, down $526,000 from the fourth quarter 2007. The gains were offset by losses of $2.7 million and $1.1 million in 2008 and 2007, respectively, from the prepayment of Federal Home Loan Bank advances. The two transactions were part of the same balance sheet management initiative to reduce funding costs and improve interest sensitivity.

Operating expenses increased $3.1 million to $52.4 million, a 6% increase from the fourth quarter of 2007. Salaries and employee benefit costs of $24.4 million decreased $2.7 million, or 10%, from the fourth quarter of 2007. This decrease was primarily the result of the elimination of bonuses in 2008. Communications and equipment expenses remained flat at $3.9 million. Occupancy expense increased $174,000 to $3.7 million due to increased depreciation and property taxes. Professional fees increased $504,000 to $2.3 million reflecting higher legal expenses associated with loan workouts. Postage, printing and supplies expense increased $217,000 to $1.8 million. Advertising and public relations expense decreased $515,000, or 27%, reflecting a concerted effort to control expenses. Other operating expense increased $3.2 million to $7.0 million primarily due to a $2.4 million disputed charge from the transfer of BOLI assets and losses on deferred compensation plan assets.

Balance Sheet Review

Total assets at December 31, 2008 were $8.5 billion, an increase of $313 million, or 4%, from December 31, 2007. On an average basis, total assets increased $569 million, or 7%, from 2007 to 2008. Average interest earning assets for 2008 were $7.5 billion, compared with $7.1 billion for 2007, an increase of 6%.

Loans

Total loans averaged $5.9 billion in 2008, compared with $5.7 billion in 2007, an increase of 3%. The increase results from 2007 including the average balance for Gwinnett for only the portion of the year in 2007 after the acquisition date. At December 31, 2008, total loans were $5.7 billion, a decrease of $224 million, or 4%, from December 31, 2007. In 2007, the softening housing market resulted in a much more challenging lending environment and fewer acceptable lending opportunities. The housing market continued to weaken in 2008, while non-performing loans increased to unprecedented levels for United. Most of the loan balance attrition occurred in the Atlanta MSA in residential construction loans as United worked to reduce its portfolio of residential construction loans. At December 31, 2008, residential construction loans comprised 26% of United’s loan portfolio compared with 31% at December 31, 2007 and 35% at December 31, 2006.

The following table presents the composition of United’s loan portfolio for the last five years.

Table 6 - Loans Outstanding
As of December 31,
(in thousands)

Loans by Category	2008	2007	2006	2005	2004
Commercial (secured by real estate)	$1,626,966	$1,475,930	$1,229,910	$1,055,191	$966,558
Commercial (commercial and industrial)	410,529	417,715	295,698	236,882	211,850
Commercial construction	499,663	527,123	469,432	359,450	249,667
Total commercial	2,537,158	2,420,768	1,995,040	1,651,523	1,428,075
Residential construction	1,478,679	1,829,506	1,864,153	1,379,540	1,054,859
Residential mortgage	1,526,388	1,501,916	1,337,728	1,205,685	1,101,653
Installment	162,636	177,073	179,617	161,538	150,318
Total loans	$5,704,861	$5,929,263	$5,376,538	$4,398,286	$3,734,905

Loans by Market	2008	2007	2006	2005	2004
Atlanta MSA	$1,705,561	$2,002,089	$1,654,465	$1,207,177	$1,061,436
Gainesville MSA	420,169	399,560	353,559	248,618	—
North Georgia	2,040,082	2,060,224	2,033,553	1,789,757	1,626,567
North Carolina	809,863	805,999	773,301	668,560	633,314
East Tennessee	265,544	245,769	207,001	177,728	140,040
Coastal Georgia	463,642	415,622	357,659	306,446	273,548
Total loans	$5,704,861	$5,929,263	$5,379,538	$4,398,286	$3,734,905

Substantially all loans are to customers (including customers who have a seasonal residence in United’s market areas) located in Georgia, North Carolina and Tennessee, the immediate market areas of United, and 90% of the loans are secured by real estate.

As of December 31, 2008, United’s 25 largest credit relationships consisted of loans and loan commitments ranging from $13 million to $38 million, with an aggregate total credit exposure of $499 million, including $39 million in unfunded commitments, and $442 million in balances outstanding, excluding participations sold.

The following table sets forth the maturity distribution of commercial and construction loans, including the interest rate sensitivity for loans maturing after one year.

Table 7 - Loan Portfolio Maturity
As of December 31, 2008
(in thousands)

	Maturity				Rate Structure for Loans Maturing Over One Year
	One Year or Less	One through Five Years	Over Five Years	Total	Fixed Rate	Floating Rate
Commercial (commercial and industrial)	$261,528	$105,632	$43,369	$410,529	$148,980	$21
Construction (secured by real estate)	1,814,568	116,656	47,118	1,978,342	146,024	17,750
Total	$2,076,096	$222,288	$90,487	$2,388,871	$295,004	$17,771

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

Table 8 - Allowance for Loan Losses
Years Ended December 31,
(in thousands)

	2008		2007	2006	2005	2004
Balance beginning of period	$89,423		$66,566	$53,595	$47,196	$38,655
Provision for loan losses	184,000		55,600	14,600	12,100	7,600
Allowance for loan losses acquired from subsidiaries at merger date	—		7,091	3,895	—	4,558
Charge-offs:
Commercial (commercial and industrial)	5,197		1,188	1,157	1,266	515
Commercial (secured by real estate)	5,843		688	1,138	877	1,859
Commercial construction	1,796		245	11	3	5
Residential construction	123,771		30,351	179	1,198	122
Residential mortgage	12,995		7,022	2,111	1,653	1,271
Installment	3,275		2,200	3,027	2,217	1,716
Total loans charged-off	152,877		41,694	7,623	7,214	5,488
Recoveries:
Commercial (commercial and industrial)	61		187	177	309	293
Commercial (secured by real estate)	72		97	123	289	140
Commercial construction	4		1	—	1	181
Residential construction	653		117	949	11	351
Residential mortgage	224		486	113	252	370
Installment	711		972	737	651	536
Total recoveries	1,725		1,860	2,099	1,513	1,871
Net charge-offs	151,152		39,834	5,524	5,701	3,617
Balance end of period	$122,271		$89,423	$66,566	$53,595	$47,196
Total loans:
At year-end	$5,704,861		$5,929,263	$5,376,538	$4,398,286	$3,734,905
Average	5,890,889		5,734,608	4,800,981	4,061,091	3,322,916
Allowance as a percentage of year-end loans	2.14%		1.51%	1.24%	1.22%	1.26%
As a percentage of average loans:
Net charge-offs	2.57		.69	.12	.14	.11
Provision for loan losses	3.12		.97	.30	.30	.23
Allowance as a percentage of non-performing loans	64	*	317	534	447	588

* - Excluding impaired loans with no allocated reserve, the coverage ratio was 125% at December 31, 2008.

Management believes that the allowance for loan losses at December 31, 2008 is adequate and appropriate to absorb losses inherent in the loan portfolio. This assessment involves uncertainty and judgment; therefore, the adequacy of the allowance for loan losses cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examination of United, may require additional charges to the provision for loan losses in future periods if the results of their review, in their opinion, warrant such additions. See the “Critical Accounting Policies” section for additional information on the allowance for loan losses.

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

Table 9 - Allocation of Allowance for Loan Losses
As of December 31,
(in thousands)

	2008		2007		2006		2005		2004
	Amount	%*	Amount	%*	Amount	%*	Amount	%*	Amount	%*

Commercial (commercial and industrial)	$8,512	7	$7,902	7	$5,758	6	$4,492	5	$3,728	6
Commercial (secured by real estate)	8,948	28	9,520	25	14,716	23	12,401	24	14,107	26
Total commercial	17,460	35	17,422	32	20,474	29	16,893	29	17,835	32
Construction	71,573	35	38,183	40	25,181	43	20,787	40	10,695	35
Residential mortgage	18,364	27	19,611	25	11,323	25	9,049	27	11,511	29
Installment	3,756	3	3,823	3	3,245	3	2,088	4	2,798	4
Unallocated	11,118		10,384		6,343		4,778		4,357
Total allowance for loan losses	$122,271	100	$89,423	100	$66,566	100	$53,595	100	$47,196	100

* Loan balance in each category, expressed as a percentage of total loans

Non-performing Assets

Non-performing loans, which include non-accrual loans and accruing loans past due over 90 days, totaled $190.7 million at year-end 2008, compared with $28.2 million at December 31, 2007. At December 31, 2008 and 2007, the ratio of non-performing loans to total loans was 3.34% and .48%, respectively. Non-performing assets, which include non-performing loans and foreclosed real estate, totaled $250.5 million at December 31, 2008, compared with $46.3 million at year-end 2007.

United’s policy is to place loans on non-accrual status when, in the opinion of management, the principal and interest on a loan is not likely to be repaid in accordance with the loan terms or when the loan becomes 90 days past due and is not both well secured and in the process of collection. When a loan is placed on non-accrual status, interest previously accrued but not collected is reversed against current interest revenue. Interest payments received on non-accrual loans are applied as a reduction of principal.

There were no commitments to lend additional funds to customers whose loans were on non-accrual status at December 31, 2008, although in certain isolated cases, United executed forbearance agreements whereby United will continue to fund construction loans to completion as long as the borrower meets the conditions of the forbearance agreement. The table below summarizes non-performing assets at year-end for the last five years.

Table 10 - Non-Performing Assets
As of December 31,
(in thousands)

	2008	2007	2006	2005	2004
Non-accrual loans (NPLs)	$190,723	$28,219	$12,458	$11,997	$8,031
Loans past due 90 days or more and still accruing	—	—	—	—	—
Total non-performing loans	190,723	28,219	12,458	11,997	8,031
Foreclosed property	59,768	18,039	1,196	998	694
Total non-performing assets (NPAs)	$250,491	$46,258	$13,654	$12,995	$8,725

NPLs as a percentage of total loans	3.34%	.48%	.23%	.27%	.22%
NPAs as a percentage of loans and foreclosed properties	4.35	.78	.25	.30	.23
NPAs as a percentage of total assets	2.94	.56	.19	.22	.17

At December 31, 2008 and 2007, there were $142.3 million and $78.4 million, respectively, of loans classified as impaired under the definition outlined in SFAS No. 114. Included in impaired loans at December 31, 2008 and 2007 were $92.6 million and $17.3 million, respectively, that did not require specific reserves or had previously been charged down to net realizable value. The balance of impaired loans at December 31, 2008 of $49.7 million had specific reserves that totaled $15.7 million and the balance of impaired loans at December 31, 2007 of $61.1 million had specific reserves that totaled $13.5 million. The average recorded investment in impaired loans for the years ended December 31, 2008 and 2007 was $97.1 million and $51.3 million, respectively. United’s policy is to discontinue the recognition of interest revenue for loans classified as impaired under SFAS No. 114 when the loan meets the criteria for nonaccrual status.

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

Total securities available for sale increased $260 million from the end of 2007. United continued to purchase securities through 2008 as part of a continuing program to help stabilize the interest rate sensitivity of the balance sheet, to increase net interest revenue and to replace maturing securities. The increase in the securities portfolio also contributed to strengthening United’s liquidity position since the securities were funded with deposits and are therefore available as collateral for secured wholesale borrowings as a source of contingent liquidity. At December 31, 2008 and 2007, securities available for sale represented 19% and 17%, respectively, of total assets. At December 31, 2008, the effective duration of the investment portfolio based on expected maturities was 2.06 years compared with 3.05 years at December 31, 2007. The following table shows the carrying value of United’s securities.

Table 11 - Carrying Value of Investment Securities
As of December 31,
(in thousands)

	2008	2007
Securities available for sale:
U.S. Government agencies	$168,385	$295,160
State and political subdivisions	43,740	41,314
Mortgage-backed securities	1,379,156	1,015,043
Other	25,906	5,329
Total securities available for sale	$1,617,187	$1,356,846

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

At December 31, 2008, United had 85% of its total investment securities portfolio in mortgage backed securities, compared with 75% at December 31, 2007. As loan demand slowed through 2008, United purchased additional mortgage-backed securities in order to obtain a favorable yield with low risk. United did not have securities of any issuer in excess of 10% of equity at year-end 2008 or 2007, excluding U.S. Government issues. Only .1% of the securities portfolio is rated below “A” and 97% is rated “Aaa”. See Note 5 to the Consolidated Financial Statements for further discussion of investment portfolio and related fair value and maturity information.

Goodwill and Other Intangible Assets

United’s goodwill represents the premium paid for acquired companies above the fair value of the assets acquired and liabilities assumed, including separately identifiable intangible assets. United evaluates its goodwill annually, or more frequently if necessary, to determine if any impairment exists. United performed its annual assessment as of December 31, 2008. United engaged the services of a national third party valuation expert who employed commonly used valuation techniques including an earnings approach that considered discounted future expected cash earnings and two market approaches. The first market approach was the Guideline Public Company method that considered United’s implied value by comparing United to a select peer group of public companies and their current market valuation and the second market approach was the Merger and Acquisition method that considered the amount an acquiring company might be willing to pay to gain control of United based on recent merger and acquisition activity. United’s management concluded that the company’s fair value exceeded the carrying value and therefore, no goodwill impairment was recognized.

Other intangible assets, primarily core deposit intangibles representing the value of United’s acquired deposit base, are amortizing intangible assets that are required to be tested for impairment only when events or circumstances indicate that impairment may exist. There were no events or circumstances that lead management to believe that any impairment exists in United’s other intangible assets.

Deposits

Total average deposits for 2008 were $6.5 billion, an increase of $496 million, or 8% from 2007. Average non-interest bearing demand deposit accounts decreased $22 million, or 3%, and average NOW accounts increased $85 million, or 6%, from 2007. Average time deposits for 2008 were $3.7 billion, up from $3.3 billion in 2007. At December 31, 2008, total deposits were $7.0 billion compared with $6.1 billion at the end of 2007, an increase of $928 million, or 15%. In 2007, aggressive pricing competition for CDs made them a less attractive funding source so the Bank allowed attrition of higher-priced CDs where no other customer relationship existed. In 2008, in an effort to increase liquidity, the Bank began competing for CDs, despite the aggressive market. United also increased brokered deposits in order to build additional liquidity. Brokered deposits at December 31, 2008 were $793 million compared with $323 million at December 31, 2007. Late in 2008, market CD pricing relaxed, allowing the Bank to begin replacing higher priced CDs with CDs more in line with the current interest rate environment.

The following table sets forth the scheduled maturities of time deposits of $100,000 and greater and brokered time deposits.

Table 12 - Maturities of Time Deposits of $100,000 and Greater and Brokered Deposits
As of December 31, 2008
(in thousands)

$100,000 and greater:
Three months or less	$346,750
Three to six months	242,186
Six to twelve months	612,647
Over one year	221,391
Total	$1,422,974
Brokered deposits:
Three months or less	$165,051
Three to six months	64,593
Six to twelve months	146,633
Over one year	416,692
Total	$792,969

Wholesale Funding

The Bank is a shareholder in the Federal Home Loan Bank (FHLB) of Atlanta. Through this affiliation, secured advances totaling $235 million were outstanding at rates competitive with time deposits of like maturities. The Bank anticipates continued use of this short and long-term source of funds to minimize interest rate risk and to meet liquidity needs. The FHLB advances outstanding at December 31, 2008 had both fixed and floating interest rates ranging from 0.00% up to 5.06%. Approximately 66% of the FHLB advances mature prior to December 31, 2009. Additional information regarding FHLB advances, including scheduled maturities, is provided in Note 10 to the Consolidated Financial Statements.

Liquidity Management

Liquidity is defined as the ability of a bank to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management involves maintaining United’s ability to meet the daily cash flow requirements of the Bank’s customers, both depositors and borrowers. The primary objective of liquidity management is to ensure that sufficient funding is available, at reasonable cost, to meet ongoing operational cash needs. While the desired level of liquidity will vary depending on a number of factors, it is the primary goal of United to maintain a sufficient level of liquidity in both normal operating conditions and in periods of market or industry stress.

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

The asset portion of the balance sheet provides liquidity primarily through loan sales and repayments and the maturities and sales of securities, as well as the ability to use these as collateral for borrowings on a secured basis. We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity. Mortgage loans held for sale totaled $20.3 million at December 31, 2008, and typically turn over every 45 days as closed loans are sold to investors in the secondary market. Construction and commercial loans that mature in one year or less amounted to $2.1 billion, or 36%, of the loan portfolio at December 31, 2008. In addition, at December 31, 2008, United had $369 million in commercial paper investments that mature within 30 days.

The liability section of the balance sheet provides liquidity primarily through the stability of deposit accounts. Federal funds purchased, FHLB advances, brokered deposits, Federal Reserve discount window borrowings and securities sold under agreements to repurchase are additional wholesale sources of liquidity and represent United’s additional borrowing capacity. These sources of liquidity are used as necessary to fund asset growth and meet other short-term liquidity needs.

The table below presents a summary of United’s short-term borrowings over the last three years.

Table 13 - Short-Term Borrowings
As of December 31,
(in thousands)

	Period-end balance	Period end weighted- average interest rate	Maximum outstanding at any month-end	Average amounts outstanding during the year	Weighted- average rate for the year
December 31, 2008
Federal funds purchased	$8,197	.27%	$294,205	$147,459	2.78%
Line of credit	—	—	—	3,350	5.75
Repurchase agreements	100,214	2.00	150,960	114,516	1.43
Other	—	—	215,000	59,309	2.98
	$108,411			$324,634
December 31, 2007
Federal funds purchased	$343,834	4.29	366,447	$186,795	5.05
Line of credit	42,000	7.24	149,070	10,142	7.26
Repurchase agreements	102,628	3.01	42,000	111,435	4.96
Other	150,000	4.23	150,000	11,904	4.52
	$638,462			$320,276
December 31, 2006
Federal funds purchased	$65,884	5.29	249,552	$139,823	5.20
Commercial paper	—	—	1,300	632	4.75
Line of credit	—	—	2,000	101	5.80
	$65,884			$140,556

United had sufficient qualifying collateral to increase FHLB advances by $727 million and Federal Reserve discount window capacity of $438 million. United’s internal policy limits brokered deposits to 25% of total non-brokered deposits. At December 31, 2008, United had the capacity to increase brokered deposits by $760 million and still remain within this limit. In addition to these wholesale sources, United has the ability to attract retail deposits at any time by competing more aggressively on pricing. The following table shows United’s contractual obligations and other commitments.

Table 14 - Contractual Obligations and Other Commitments
As of December 31, 2008
(in thousands)

	Maturity By Years
	Total	1 or Less	1 to 3	3 to 5	Over 5
Contractual Cash Obligations
FHLB advances	$235,321	$155,196	$—	$50,000	$30,125
Long-term debt	150,986	—	—	31,500	119,486
Operating leases	11,966	2,990	3,675	1,681	3,620
Total contractual cash obligations	$398,273	$158,186	$3,675	$83,181	$153,231
Other Commitments
Lines of credit	$733,278	$380,940	$135,222	$24,597	$192,519
Commercial letters of credit	25,132	18,377	6,705	50	—
Uncertain tax positions	10,826	3,565	4,252	2,797	212
Total other commitments	$769,236	$402,882	$146,179	$27,444	$192,731

As disclosed in United’s consolidated statement of cash flows, net cash provided by operating activities was $121 million during 2008. The major source of cash provided by operating activities was noncash expenses of depreciation, amortization and accretion, provision for loan losses and stock-based compensation which totaled $203 million which more than offset uses of cash that included the net loss of $63.5 million, a net decrease in accrued expenses and other liabilities of $26.1 million and a deferred tax benefit of $13.6 million. Net cash used in investing activities of $173 million consisted primarily an increase in loans of $48 million, the purchase of premises and equipment of $11 million and the purchase of $821 million of available for sale securities, offset by the maturity of $465 million of available for sale securities and $163 million from the sale of available for sale securities. Net cash provided by financing activities provided the remainder of funding sources for 2008. The $326 million of net cash provided by financing activities consisted primarily of a net increase in deposits of $928 million and proceeds from the issuance of Series B preferred stock of $180 million. These increases were partially offset by a net decrease in short-term borrowings of $488 million and a net decrease in FHLB advances of $287 million. In the opinion of management, United’s liquidity position at December 31, 2008 is sufficient to meet its expected cash flow requirements.

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

Capital Resources and Dividends

Shareholders’ equity at December 31, 2008 was $989.4 million, an increase of $157.5 million, or 19%, from December 31, 2007. Accumulated other comprehensive income, which includes unrealized gains and losses on securities available for sale and the unrealized gains and losses on derivatives qualifying as cash flow hedges, is excluded in the calculation of regulatory capital ratios. Excluding the increase in the accumulated other comprehensive income, shareholders’ equity increased $117.2 million, or 14%. The increase includes $173.2 million of Series B preferred stock issued in connection with the United States Treasury’s Capital Purchase Program. Cash dividends of $8.5 million, or $.18 per share, were declared on common stock in the first half of 2008, a decrease of 50% per share from the amount declared in 2007. In order to preserve capital in light of the challenging economic environment, United suspended its cash dividend in the third quarter of 2008 and declared a stock dividend of 1 new share for every 130 shares held in the third and fourth quarters. United has historically retained earnings in order to provide capital for continued growth and expansion. However, in recognition that cash dividends are an important component of shareholder return, management has targeted a long-term payout ratio between 18 and 20% when earnings, capital levels and regulatory conditions permit.

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

Tier I Capital consists of shareholders’ equity, excluding accumulated other comprehensive income and intangible assets (goodwill and deposit-based intangibles), plus qualifying capital securities. United’s Tier I capital totaled $671.7 million at December 31, 2008. Tier II capital components include supplemental capital such as the qualifying portion of the allowance for loan losses and qualifying subordinated debt. Tier I capital plus Tier II capital is referred to as Total risk-based capital and was $831 million at December 31, 2008. The ratios, as calculated under the guidelines, were 11.21% and 13.87% for Tier I and Total risk-based capital, respectively, at December 31, 2008.

On December 5, 2008, United participated in Treasury’s CPP by selling 180,000 shares of Series B Preferred Stock and a Warrant to purchase 2,149,106 shares of United’s common stock to Treasury. The proceeds of $180 million were allocated between the Series B Preferred Stock and the Warrant based on their relative fair values at the time of the sale. Of the $180 million in proceeds, $173.1 million was allocated to the Series B Preferred Stock and $6.9 million was allocated to the Warrant. The discount recorded on the Series B Preferred Stock that resulted from allocating a portion of the proceeds to the Warrant is being accreted directly to into retained earnings over a five-year period applying a level yield. The exercise price of the Warrant is $12.56 and is exercisable at any time on or before December 5, 2018.

The Series B Preferred Stock qualifies as Tier I capital under risk-based capital guidelines and will pay cumulative dividends at a rate of 5% per annum for the first five years and 9% per annum thereafter. The Series B Preferred Stock may be redeemed after December 5, 2011 at the stated amount of $1,000 per share plus any accrued and unpaid dividends. Prior to December 5, 2011, the Series B Preferred Stock may be redeemed only with proceeds from the sale of qualifying equity securities. The Series B Preferred Stock is non-voting except for class voting rights on matters that would adversely affect the rights of the holders of the Series B Preferred Stock.

On October 31, 2008, United’s subsidiaries United Community Statutory Trust II and United Community Statutory Trust III issued trust preferred securities through a private placement. United Community Statutory Trust II, which pays interest at a fixed rate of 9%, issued $11.8 million in trust preferred securities and $364,000 in common securities. United Community Statutory Trust III, which pays interest at a variable rate of prime plus 3%, issued $1.2 million in trust preferred securities and $38,000 in common securities. United purchased all of the common securities issued by each Trust and received the proceeds from the sale of the common and trust preferred securities by entering into a junior subordinated debenture agreement with the Trusts. The junior subordinated debentures have terms that match the terms of the trust preferred securities. The trust preferred securities mature on August 31, 2038 and are callable any time after August 13, 2013 at par. The trust preferred securities were issued with warrants that allow the holder to redeem the trust preferred securities for United’s common stock at an exercise price of $20 per share. The warrants can be exercised at any time prior to August 31, 2013, at which time the warrants expire. The proceeds of the issuance of the trust preferred securities were allocated between the trust preferred securities and the warrants based on their relative fair values on the date of issuance. The trust preferred securities qualify as Tier I capital under risk-based capital guidelines.

United has other outstanding junior subordinated debentures related to trust preferred securities totaling $54.5 million at December 31, 2008. The related trust preferred securities of $52.8 million (excluding common securities) qualify as Tier I capital under risk-based capital guidelines provided that total trust preferred securities do not exceed certain quantitative limits. At December 31, 2008, all of United’s trust preferred securities qualified as Tier I capital. Further information on United’s trust preferred securities is provided in Note 12 to the Consolidated Financial Statements.

In 2008, the Bank issued a $30 million subordinated variable rate note, due August 31, 2015. The subordinated note qualifies as Tier II Capital under risk-based capital guidelines. The note bears interest at a rate of three-month LIBOR + 4%. The note is callable at par at any time. The proceeds were used for general corporate purposes. Of the $96.5 million in subordinated debt that United had outstanding at December 31, 2008, $83.9 million qualified at Tier II capital under risk based capital guidelines.

A minimum leverage ratio is required in addition to the risk-based capital standards and is defined as Tier I capital divided by quarterly average assets reduced by the amount of goodwill and deposit-based intangibles. A minimum leverage ratio of 3% is required for the highest-rated bank holding companies which are not undertaking significant expansion programs, but the Federal Reserve Board requires a bank holding company to maintain a leverage ratio greater than 4% if it is experiencing or anticipating significant growth or is operating with less diversified risks in the opinion of the Federal Reserve Board. The Federal Reserve Board uses the leverage and risk-based capital ratios to assess capital adequacy of banks and bank holding companies. Management believes that United’s capital must be well above the minimum capital requirements to maintain its business plan. United’s leverage ratio at December 31, 2008 was 8.26%.

United monitors these capital ratios to ensure that United and the Bank remain within regulatory guidelines. Further information regarding the actual and required capital ratios of United and the Bank is provided in Note 16 to the Consolidated Financial Statements.

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

Table 15 - Interest Rate Gap Sensitivity
As of December 31, 2008
(in thousands)

	Interest Sensitivity Periods in Months
	Immediate	1 to 3	4 to 12	13 to 60	Over 60	Total
Interest earning assets:
Interest bearing deposits with banks	$8,417	$—	$—	$—	$—	$8,417
Investment securities	101,834	111,833	354,118	810,993	238,409	1,617,187
Mortgage loans held for sale	—	20,334	—	—	—	20,334
Loans	3,317,561	195,656	828,721	1,154,887	208,036	5,704,861
Other interest-earning assets	368,609	—	—	—	25,385	393,994
Total interest-earning assets	3,796,421	327,823	1,182,839	1,965,880	471,830	7,744,793
Interest bearing liabilities:
NOW deposits	1,543,385	—	—	—	—	1,543,385
Money market deposits	466,750	—	—	—	—	466,750
Savings deposits	170,275	—	—	—	—	170,275
Time deposits	361,421	675,946	2,204,973	926,531	307	4,169,178
Fed funds purchased, repurchase agreements & other short-term borrowings	108,411	—	—	—	—	108,411
FHLB advances	75,000	55,196	25,000	50,000	30,125	235,321
Other borrowings	5,585	30,000	—	31,500	83,901	150,986
Total interest-bearing liabilities	2,730,827	761,142	2,229,973	1,008,031	114,333	6,844,306
Interest rate derivatives, net	1,405,000	—	—	—	—	1,405,000
Non-interest bearing deposits	—	—	—	—	654,036	654,036
Interest sensitivity gap	(339,406)	(433,319)	(1,047,134)	957,849	(296,539)
Cumulative sensitivity gap	$(339,406)	$(772,725)	$(1,819,859)	$(862,010)	$(1,158,549)
Cumulative gap percent(1)	(4)%	(10)%	(23)%	(11)%	(15)%

(1) Cumulative interest rate sensitivity position as a percent of total interest-earning assets.

One of the tools management uses to estimate the sensitivity of net interest revenue to changes in interest rates is an interest rate simulation model. Such estimates are based upon a number of assumptions for each scenario, including the level of balance sheet growth, deposit repricing characteristics and the rate of prepayments. The simulation model measures the potential change in net interest revenue over a twelve-month period under multiple interest rate scenarios. The base scenario assumes rates remain flat over the next twelve months and is the scenario to which all others are compared to in order to measure the change in net interest revenue. A second commonly analyzed scenario is a most likely scenario that projects the most likely change in rates over the next twelve months based on the slope of the yield curve. Other scenarios analyzed may include rate shocks, narrowing or widening spreads, and yield curve steepening or flattening.

United’s policy is based on the 12-month impact on net interest revenue of interest rate ramps that increase 200 basis points and decrease 200 basis points from the flat-rate scenario. In the ramp scenarios, rates change 25 basis points per month over the initial eight months. The policy limits the change in net interest revenue over the next 12 months to a 10% increase or decrease in either scenario. Historically low rates on December 31, 2008 made use of the down 200 basis point scenario problematic. At December 31, 2008 United’s simulation model indicated that a 200 basis point increase in rates over the next twelve months would cause an approximate 3.8% increase in net interest revenue and a 25 basis point decrease in rates over the next twelve months would cause an approximate 2.2% decrease in net interest revenue. At December 31, 2007, United’s simulation model indicated that a 200 basis point increase in rates over the next twelve months would cause an approximate 1.3% increase in net interest revenue and a 200 basis point decrease in rates over the next twelve months would cause an approximate 1.5% decrease in net interest revenue.

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

As demonstrated in the preceding table, 84% of interest-bearing liabilities will reprice within twelve months compared with 69% of interest-earning assets, however such changes may not be proportionate with changes in market rates within each balance sheet category. In addition, United may have some discretion in the extent and timing of deposit repricing depending upon the competitive pressures in the markets in which it operates. Changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. The interest rate spread between an asset and its supporting liability can vary significantly even when the timing of repricing for both the asset and the liability remains the same, due to the two instruments repricing according to different indices.

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

Table 16 - Expected Maturity of Available for Sale Investment Securities
As of December 31, 2008 (in thousands)

	Maturity By Years
	1 or Less	1 to 5	5 to 10	Over 10	Total
U.S. Government agencies	$723	$—	$167,662	$—	$168,385
State and political subdivisions	8,001	18,062	9,519	8,158	43,740
Other securities(1)	50,119	818,055	412,971	123,917	1,405,062
Total securities available for sale	$58,843	$836,117	$590,152	$132,075	$1,617,187
Weighted average yield(2)	5.43%	5.02%	5.22%	5.73%	5.17%

(1)	Includes mortgage-backed securities
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

United’s derivative financial instruments are classified as either cash flow or fair value hedges. The changes in fair value of derivative instruments classified as cash flow hedges are recognized in other comprehensive income from which amounts are reclassified into interest income over time as the hedged forecasted transactions affect earnings. Fair value hedges recognize currently in earnings both the effect of change in the fair value of the derivative financial instrument and the offsetting effect of the change in fair value of the hedged asset or liability. At December 31, 2008 United had interest rate swap contracts with a total notional amount of $755 million that were designated as cash flow hedges of prime based loans. United had interest rate floor contracts with a total notional amount of $325 million that were also designated as cash flow hedges of prime based loans. At December 31, 2008, United had receive fixed, pay LIBOR swap contracts with a total notional amount of $325 million that were accounted for as fair value hedges of fixed rate liabilities.

The following table presents United’s interest rate derivative contracts outstanding.

Table 17 - Derivative Financial Instruments
As of December 31, 2008 (dollars in thousands)

Type/Maturity	Notional Amount	Rate Received	Rate Paid	Fair Value(10)
Fair Value Hedges:
LIBOR Swaps (Brokered CDs)
March 24, 2009 (1)	$60,000	2.85%	(.19)%	$395
March 30, 2009 (2)	20,000	2.85	(.10)	133
August 27, 2010 (3)	50,000	4.30	1.55	1,703
September 22, 2010 (4)	50,000	4.25	1.75	1,544
September 30, 2010 (5)	95,000	4.25	1.55	3,225
Total:	275,000	3.85	1.08	7,000
LIBOR Swaps (FHLB Advances)
January 5, 2009 (6)	25,000	5.06	1.79	12
March 2, 2009 (7)	25,000	4.90	1.77	184
Total:	50,000	4.98	1.78	196
Total Fair Value Hedges	325,000	4.03	1.19	7,196
Cash Flow Hedges:
Prime Swaps (Prime Loans) (8)
February 1, 2009	25,000	8.31	3.25	121
May 4, 2009	30,000	8.29	3.25	501
June 9, 2010	100,000	5.82	3.25	3,317
June 11, 2010	25,000	8.26	3.25	1,710
June 13, 2011	25,000	6.72	3.25	1,682
December 12, 2011	25,000	6.86	3.25	1,973
January 2, 2012	100,000	6.71	3.25	7,459
March 12, 2012	50,000	6.87	3.25	4,152
March 27, 2012	50,000	6.76	3.25	4,009
March 27, 2012	50,000	6.72	3.25	3,915
January 31, 2013	50,000	6.26	3.25	3,544
May 6, 2013	50,000	7.21	3.25	5,581
July 22, 2013	100,000	6.88	3.25	10,044
July 25, 2013	50,000	6.92	3.25	5,121
July 25, 2013	25,000	6.91	3.25	2,604
Total:	755,000	6.82	3.25	55,733
Prime Floors (Prime Loans) (9)
February 1, 2009	25,000	8.75		188
May 1, 2009	25,000	8.75		497
November 1, 2009	75,000	8.75		3,568
February 4, 2010	100,000	8.75		6,078
August 1, 2010	50,000	8.75		4,173
August 4, 2010	50,000	8.75		4,179
Total:	325,000			18,683
Total Cash Flow Hedges:	1,080,000			74,416
Total Derivative Contracts	$1,405,000			$81,612

(1)	Rate Paid equals 1-Month LIBOR minus .655	(6)	Rate Paid equals 1-Month LIBOR minus .1101
(2)	Rate Paid equals 1-Month LIBOR minus .57	(7)	Rate Paid equals 1-Month LIBOR minus .1280
(3)	Rate Paid equals 1-Month LIBOR plus 1.075	(8)	Rate Paid equals Prime rate as of December 31, 2008
(4)	Rate Paid equals 1-Month LIBOR plus 1.2435	(9)	Floor contracts receive cash payments equal to the floor rate less the prime rate.
(5)	Rate Paid equals 1-Month LIBOR plus 1.075	(10)	Excludes accrued interest

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated financial statements of the registrant and report of independent registered public accounting firm are included herein as follows:

MANAGEMENT’S REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING

The management of United Community Banks, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of the company’s principal executive and principal financial officers and affected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

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

We assessed the effectiveness of the internal control over financial reporting as of December 31, 2008. In making this assessment, we used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our assessment, we believe that as of December 31, 2008, United Community Banks, Inc.’s internal control over financial reporting is effective based on those criteria.

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
Blairsville, Georgia

We have audited the accompanying consolidated balance sheets of United Community Banks, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008. We have also audited the Company’s internal controls over financial reporting as of December 31, 2008, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective control over financial reporting and for its assessment of the effectiveness internal control over financial reporting included in the accompanying Management’s Report on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

Certified Public Accountants

Suite 1800 • 235 Peachtree Street NE • Atlanta, Georgia 30303 • Phone 404-588-4200 • Fax 404-588-4222 • www.pkm.com

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Community Banks, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, United Community Banks, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Atlanta, Georgia
February 24, 2009

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Consolidated Statement of Income
For the Years Ended December 31, 2008, 2007 and 2006
(in thousands, except per share data)

	2008	2007	2006
Interest revenue:
Loans, including fees	$385,959	$482,333	$394,907
Investment securities:
Taxable	74,405	64,377	47,149
Tax exempt	1,464	1,718	1,969
Federal funds sold, commercial paper and deposits in banks	2,880	608	802
Total interest revenue	464,708	549,036	444,827
Interest expense:
Deposits:
NOW	28,626	45,142	30,549
Money market	10,643	15,396	7,496
Savings	764	1,653	928
Time	158,268	167,400	130,324
Total deposit interest expense	198,301	229,591	169,297
Federal funds purchased, repurchase agreements and other short-term borrowings	7,699	16,236	7,319
Federal Home Loan Bank advances	13,026	22,013	23,514
Long-term debt	9,239	8,594	8,685
Total interest expense	228,265	276,434	208,815
Net interest revenue	236,443	272,602	236,012
Provision for loan losses	184,000	55,600	14,600
Net interest revenue after provision for loan losses	52,443	217,002	221,412
Fee revenue:
Service charges and fees	31,683	31,433	27,159
Mortgage loan and other related fees	7,103	8,537	7,303
Consulting fees	7,046	8,946	7,291
Brokerage fees	3,457	4,095	3,083
Securities gains (losses), net	1,315	3,182	(643)
Losses on prepayment of borrowings	(2,714)	(2,242)	(636)
Other	5,251	8,700	5,538
Total fee revenue	53,141	62,651	49,095
Total revenue	105,584	279,653	270,507
Operating expenses:
Salaries and employee benefits	110,574	115,153	100,964
Communications and equipment	15,490	15,483	15,071
Occupancy	14,988	13,613	11,632
Advertising and public relations	6,117	7,524	7,623
Postage, printing and supplies	6,296	6,365	5,748
Professional fees	7,509	7,218	4,442
Foreclosed property	19,110	4,980	1,021
FDIC assessments and other regulatory charges	6,020	2,780	1,130
Amortization of intangibles	3,009	2,739	2,032
Other	17,586	14,206	12,407
Total operating expenses	206,699	190,061	162,070
(Loss) income before income taxes	(101,115)	89,592	108,437
Income tax (benefit) expense	(37,665)	31,599	39,622
Net (loss) income	(63,450)	57,993	68,815
Preferred stock dividends	724	18	19
Net (loss) income available to common shareholders	$(64,174)	$57,975	$68,796
(Loss) earnings per common share:
Basic	$(1.35)	$1.26	$1.70
Diluted	(1.35)	1.24	1.66
Cash dividends per common share	.18	.36	.32
Stock dividends per common share	.18	—	—
Weighted average common shares outstanding:
Basic	47,369	45,948	40,413
Diluted	47,369	46,593	41,575

See accompanying notes to consolidated financial statements

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Consolidated Balance Sheet
As of December 31, 2008 and 2007
 (in thousands, except share data)

	2008	2007
Assets
Cash and due from banks	$116,395	$157,549
Interest-bearing deposits in banks	8,417	62,074
Federal funds sold, commercial paper and short-term investments	368,609	—
Cash and cash equivalents	493,421	219,623
Securities available for sale	1,617,187	1,356,846
Mortgage loans held for sale	20,334	28,004
Loans, net of unearned income	5,704,861	5,929,263
Less allowance for loan losses	122,271	89,423
Loans, net	5,582,590	5,839,840
Premises and equipment, net	179,160	180,088
Accrued interest receivable	46,088	62,828
Goodwill and other intangible assets	321,798	325,305
Other assets	260,187	194,768
Total assets	$8,520,765	$8,207,302
Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Demand	$654,036	$700,941
NOW	1,543,385	1,474,818
Money market	466,750	452,917
Savings	170,275	186,392
Time:
Less than $100,000	1,953,235	1,573,604
Greater than $100,000	1,422,974	1,364,763
Brokered	792,969	322,516
Total deposits	7,003,624	6,075,951

Federal funds purchased, repurchase agreements and other short-term borrowings	108,411	638,462
Federal Home Loan Bank advances	235,321	519,782
Long-term debt	150,986	107,996
Accrued expenses and other liabilities	33,041	33,209
Total liabilities	7,531,383	7,375,400
Commitments and contingencies

Shareholders’ equity:
Preferred stock, $1 par value; 10,000,000 shares authorized;
Series A, $10 stated value; 25,800 and 25,800 shares issued and outstanding	258	258
Series B, $1,000 stated value; 180,000 shares issued and outstanding at December 31, 2008	173,180	—
Common stock, $1 par value; 100,000,000 shares authorized;
48,809,301 and 48,809,301 shares issued	48,809	48,809
Common stock issuable; 129,304 and 73,250 shares	2,908	2,100
Capital surplus	460,708	462,881
Retained earnings	265,405	347,391
Treasury stock; 799,892 and 1,905,921 shares, at cost	(16,465)	(43,798)
Accumulated other comprehensive income	54,579	14,261
Total shareholders’ equity	989,382	831,902
Total liabilities and shareholders’ equity	$8,520,765	$8,207,302

See accompanying notes to consolidated financial statements

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Shareholders’ Equity
For the Years Ended December 31, 2008, 2007 and 2006
(in thousands, except share and per share data)

								Accumulated Other Comprehensive Income (Loss)
			Common Stock	Common Stock Issuable	Capital Surplus	Retained Earnings	Treasury Stock
	Preferred Stock
	Series A	Series B							Total
Balance, December 31, 2005	$322	$—	$40,020	$271	$193,355	$250,563	$—	$(11,845)	$472,686
Comprehensive income:
Net income	—	—	—	—	—	68,815	—	—	68,815
Other comprehensive loss:
Unrealized holding gains on available for sale securities (net of deferred tax expense of $2,113)	—	—	—	—	—	—	—	3,436	3,436
Reclassification adjustment for losses on securities available for sale included in fee revenue (net of tax benefit of $250)	—	—	—	—	—	—	—	393	393
Unrealized gains on derivative financial instruments qualifying as cash flow hedges (net of deferred tax expense of $1,211)	—	—	—	—	—	—	—	1,903	1,903
Reclassification adjustment for losses on terminated swap positions (net of tax benefit of $1,376)	—	—	—	—	—	—	—	2,161	2,161
Comprehensive income						68,815		7,893	76,708
Cash dividends declared on common stock ($.32 per share)	—	—	—	—	—	(13,098)	—	—	(13,098)
Common stock issued for acquisition (2,180,118 shares)	—	—	2,180	—	65,609	—	—	—	67,789
Exercise of stock options, net of shares exchanged (120,441 shares)	—	—	121	—	722	—	—	—	843
Common stock issued to Dividend Reinvestment Plan and employee benefit plans (172,004 shares)	—	—	172	—	4,888	—	—	—	5,060
Amortization of stock options and restricted stock	—	—	—	—	3,107	—	—	—	3,107
Common stock issued for conversion of debt (372,000 shares)	—	—	372	—	2,728	—	—	—	3,100
Vesting of restricted stock awards (26,447 shares)	—	—	26	—	(26)	—	—	—	—
Deferred compensation plan, net, including dividend equivalents	—	—	—	591	—	—	—	—	591
Cash dividends declared on Series A preferred stock ($.60 per share)	—	—	—	—	—	(19)	—	—	(19)
Balance, December 31, 2006	322	—	42,891	862	270,383	306,261	—	(3,952)	616,767
Comprehensive income:
Net income	—	—	—	—	—	57,993	—	—	57,993
Other comprehensive income:
Unrealized holding gains on available for sale securities (net of deferred tax expense of $6,163)	—	—	—	—	—	—	—	10,267	10,267
Reclassification adjustment for gains on securities available for sale included in fee revenue (net of tax expense of $1,237)	—	—	—	—	—	—	—	(1,945)	(1,945)
Unrealized gains on derivative financial instruments qualifying as cash flow hedges (net of deferred tax expense of $6,297)	—	—	—	—	—	—	—	9,891	9,891
Comprehensive income						57,993		18,213	76,206
Retirement of Series A preferred stock (6,400 shares)	(64)	—	—	—	—	—	—	—	(64)
Cash dividends declared on common stock ($.36 per share)	—	—	—	—	—	(16,845)	—	—	(16,845)
Common stock issued for acquisition (5,691,948 shares)	—	—	5,692	—	185,649	—	—	—	191,341
Exercise of stock options, net of shares exchanged (150,078 shares)	—	—	86	—	71	—	1,543	—	1,700
Common stock issued to Dividend Reinvestment Plan and employee benefit plans (134,664 shares)	—	—	110	—	3,217	—	615	—	3,942
Amortization of stock options and restricted stock	—	—	—	—	3,580	—	—	—	3,580
Vesting of restricted stock awards (34,277 shares issued, 3,125 shares deferred)	—	—	30	93	(219)	—	96	—	—
Purchases of treasury stock (2,000,000 shares)	—	—	—	—	—	—	(46,056)	—	(46,056)
Deferred compensation plan, net, including dividend equivalents	—	—	—	1,187	—	—	—	—	1,187
Shares issued from deferred compensation plan (1,550 shares)	—	—	—	(42)	38	—	4	—	—
Tax benefit from options exercised	—	—	—	—	162	—	—	—	162
Cash dividends declared on Series A preferred stock ($.60 per share)	—	—	—	—	—	(18)	—	—	(18)
Balance, December 31, 2007	258	—	48,809	2,100	462,881	347,391	(43,798)	14,261	831,902
Comprehensive loss:
Net loss	—	—	—	—	—	(63,450)	—	—	(63,450)
Other comprehensive income:
Unrealized holding gains on available for sale securities (net of deferred tax expense of $5,442)	—	—	—	—	—	—	—	8,912	8,912
Reclassification adjustment for gains on securities available for sale included in fee revenue (net of tax expense of $512)	—	—	—	—	—	—	—	(803)	(803)
Unrealized gains on derivative financial instruments qualifying as cash flow hedges (net of deferred tax expense of $22,439)	—	—	—	—	—	—	—	35,244	35,244
Reclassification adjustment for gains on terminated floor contracts (net of tax expense of $1,932) included in fee revenue (net of tax expense of $511)	—	—	—	—	—	—	—	(3,035)	(3,035)
Comprehensive loss						(63,450)		40,318	(23,132)
Issuance of Series B preferred stock (180,000 shares)	—	173,097	—	—	6,903	—	—	—	180,000
Issuance of warrants attached to trust preferred securities	—	—	—	—	392	—	—	—	392
Cash dividends declared on common stock ($.18 per share)	—	—	—	—	—	(8,465)	—	—	(8,465)
Stock dividends declared on common stock (723,814 shares)	—	—	—	—	(8,663)	(9,347)	17,934	—	(76)
Exercise of stock options, net of shares exchanged (80,838 shares)	—	—	—	—	(1,257)	—	2,277	—	1,020
Common stock issued to Dividend Reinvestment Plan and employee benefit plans (281,501 shares)	—	—	—	—	(3,259)	—	6,648	—	3,389
Amortization of stock options and restricted stock	—	—	—	—	3,859	—	—	—	3,859
Vesting of restricted stock awards (15,662 shares issued, 8,700 shares deferred)	—	—	—	264	(639)	—	375	—	—
Deferred compensation plan, net, including dividend equivalents	—	—	—	658	—	—	—	—	658
Shares issued from deferred compensation plan (4,214 shares)	—	—	—	(114)	15	—	99	—	—
Tax benefit from options exercised	—	—	—	—	476	—	—	—	476
Cash dividends on Series A preferred stock ($.60 per share)	—	—	—	—	—	(16)	—	—	(16)
Cash dividends on Series B preferred stock (5%)	—	83	—	—	—	(708)	—	—	(625)
Balance, December 31, 2008	$258	$173,180	$48,809	$2,908	$460,708	$265,405	$(16,465)	$54,579	$989,382

See accompanying notes to consolidated financial statements

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Consolidated Statement of Cash Flows
For the Years Ended December 31, 2008, 2007 and 2006
(in thousands)

	2008	2007	2006
Operating activities:
Net (loss) income	$(63,450)	$57,993	$68,815
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, amortization and accretion	14,848	13,946	14,817
Provision for loan losses	184,000	55,600	14,600
Stock based compensation	3,859	3,580	3,107
Deferred income tax benefit	(13,566)	(14,228)	(3,510)
Securities (gains) losses, net	(1,315)	(3,182)	643
Losses (gains) on sale of other assets	14	(214)	(780)
Losses on prepayment of borrowings	2,714	2,242	636
Losses and write downs on other real estate owned	12,415	2,659	482
Change in assets and liabilities, net of effects of business combinations:
Other assets and accrued interest receivable	202	15,270	(29,014)
Accrued expenses and other liabilities	(26,079)	(35,574)	(5,523)
Mortgage loans held for sale	7,670	7,321	(12,990)
Net cash provided by operating activities	121,312	105,413	51,283
Investing activities, net of effects of business combinations:
Proceeds from sales of securities available for sale	162,679	128,214	128,392
Proceeds from maturities and calls of securities available for sale	464,672	597,215	173,015
Purchases of securities available for sale	(820,665)	(904,158)	(367,083)
Net increase in loans	(47,870)	(113,206)	(715,140)
Purchase of bank owned life insurance	—	(50,000)	—
Purchases of premises and equipment	(10,858)	(34,062)	(29,784)
Net cash (paid for) received from business combinations	—	(4,346)	73,749
Proceeds from sales of other real estate	78,973	22,483	3,902
Net cash used in investing activities	(173,069)	(357,860)	(732,949)
Financing activities, net of effects of business combinations:
Net change in deposits	927,673	(264,780)	935,064
Net change in federal funds purchased, repurchase agreements and other short-term borrowings	(488,051)	567,233	(68,392)
Proceeds from line of credit	—	42,000	—
Repayment of line of credit	(42,000)	—	—
Proceeds from trust preferred securities	12,967	—	—
Retirement of trust preferred securities	—	(5,000)	—
Proceeds from FHLB advances	400,000	1,200,000	949,452
Repayments of FHLB advances	(686,714)	(1,182,142)	(1,099,136)
Proceeds from issuance of subordinated debt	30,000	—	—
Proceeds from issuance of common stock	3,389	3,942	5,060
Proceeds from exercise of stock options	1,020	1,700	843
Retirement of Series A preferred stock	—	(64)	—
Proceeds from issuance of Series B preferred stock	180,000	—	—
Purchase of treasury stock	—	(46,056)	—
Cash dividends on common stock	(12,713)	(16,029)	(12,492)
Cash dividends on Series A preferred stock	(16)	(18)	(19)
Net cash provided by financing activities	325,555	300,786	710,380
Net change in cash and cash equivalents	273,798	48,339	28,714

Cash and cash equivalents at beginning of year	219,623	171,284	142,570
Cash and cash equivalents at end of year	$493,421	$219,623	$171,284

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

Organization and Basis of Presentation

At December 31, 2008, United was a bank holding company whose business was conducted by its wholly-owned bank subsidiary. United is subject to regulation under the Bank Holding Company Act of 1956. The consolidated financial statements include the accounts of United Community Banks, Inc. and its wholly-owned commercial bank subsidiary in Georgia (the “Bank”), and Brintech, Inc., a financial services consulting subsidiary based in Texas. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Bank is a commercial bank that serves markets throughout north Georgia, coastal Georgia, the Atlanta MSA, the Gainesville MSA, western North Carolina and east Tennessee and provides a full range of banking services. The Bank is insured and subject to the regulation of the Federal Deposit Insurance Corporation (“FDIC”) and is also subject to the regulation of the Georgia Department of Banking and Finance.

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

Operating Segments

Operating segments are components of a business about which separate financial information is available and evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assessing performance. Public companies are required to report certain financial information about operating segments in interim and annual financial statements. Although United’s operations are divided among 27 community banks, those banks have similar economic characteristics and are therefore aggregated into one operating segment for purposes of segment reporting. Because United has only one operating segment, segment information is not provided separately from the Consolidated Financial Statements.

Cash and Cash Equivalents

Cash equivalents include amounts due from banks, interest-bearing deposits in banks, federal funds sold and commercial paper investments. Federal funds are generally sold for one-day periods, interest-bearing deposits in banks are available on demand and commercial paper investments mature within a period of less than 30 days.

Investment Securities

United classifies its securities in one of three categories: held to maturity, available for sale, or trading. Trading securities are bought and held principally for the purpose of selling them in the near term. Held to maturity securities are those securities for which United has the ability and intent to hold until maturity. All other securities are classified as available for sale. At December 31, 2008 and 2007, all securities were classified as available for sale.

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)	Summary of Significant Accounting Policies, continued
Mortgage Loans Held for Sale

Mortgage loans held for sale are carried at the lower of aggregate cost or market value. The amount by which cost exceeds market value is accounted for as a valuation allowance. Changes in the valuation allowance are included in the determination of net income for the period in which the change occurs. No market valuation allowances were required at December 31, 2008 or 2007 since those loans have market values that approximated the recorded basis.

Loans and Allowance for Loan Losses

With the exception of purchased loans that are recorded at fair value on the date of acquisition, loans are stated at principal amount outstanding, net of any unearned revenue and net of any deferred loan fees and costs. Interest on loans is primarily calculated by using the simple interest method on daily balances of the principal amount outstanding.

The accrual of interest is discontinued when a loan becomes 90 days past due and is not both well collateralized and in the process of collection, or when management believes, after considering economic and business conditions and collection efforts, that the principal or interest will not be collectible in the normal course of business. When a loan is placed on nonaccrual status, previously accrued and uncollected interest is charged against interest revenue on loans. Interest payments are applied to the principal balance on nonaccrual loans.

A loan is considered impaired when, based on current events and circumstances, it is probable that all amounts due, according to the contractual terms of the loan, will not be collected. Impaired loans are measured based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, at the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. Interest revenue on impaired loans is discontinued when the loans meet the criteria for nonaccrual status described above.

The allowance for loan losses is established through a provision for loan losses charged to income. Loans are charged against the allowance for loan losses when available information confirms that the collectability of the principal is unlikely. The allowance represents an amount, which, in management’s judgment, is adequate to absorb probable losses on existing loans as of the date of the balance sheet.

The allowance is composed of general reserves and specific reserves. General reserves are determined by applying loss percentages to the portfolio that are based on historical loss experience and management’s evaluation and “risk grading” of the loan portfolio. Additionally, the general economic and business conditions affecting key lending areas, credit quality trends, collateral values, loan volumes and concentrations, seasoning of the loan portfolio, the findings of internal and external credit reviews and results from external bank regulatory examinations are included in this evaluation. The need for specific reserves is evaluated on impaired loan relationships greater than $500,000. The specific reserves are determined on a loan-by-loan basis based on management’s evaluation of United’s exposure for each credit, given the current payment status of the loan and the value of any underlying collateral. Loans for which specific reserves are provided are excluded from the calculation of general reserves.

Management prepares a quarterly analysis of the allowance for loan losses and material deficiencies are adjusted by increasing the provision for loan losses. Management has an internal loan review department that is independent of the lending function to challenge and corroborate the loan grading system and provide additional analysis used in determining the adequacy of the allowance for loan losses. Management also outsources loan review on a rotating basis to ensure objectivity in the loan review process.

Management believes the allowance for loan losses is adequate at December 31, 2008. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review United’s allowance for loan losses. Such agencies may require United to recognize additions or deductions to the allowance based on their judgment and information available to them at the time of their examination.

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

(1)	Summary of Significant Accounting Policies, continued
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

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement 109 (“FIN 48”), as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50 percent likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

The Company recognizes interest and / or penalties related to income tax matters in income tax expense.

Stock-Based Compensation

United uses the fair value method of recognizing expense for stock based compensation based on the fair value of option and restricted stock awards at the date of grant as prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment. United applied the modified prospective approach to adoption in which expense is recognized prospectively for previously granted but unvested options and new option grants.

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

As of December 31, 2008 and 2007, United had prime based interest rate floors that were being accounted for as cash flow hedges with a total notional amount of $325 million and $500 million, respectively, for the purpose of protecting cash flows from prime based loans in the event that the prime rate should fall. United also had prime based interest rate swaps with a total notional amount of $755 million and $680 million, respectively, that were being accounted for as cash flow hedges of prime based loans for the purpose of converting floating rate assets to a fixed rate. No hedge ineffectiveness from cash flow hedges was recognized in the statement of income in 2008, 2007 or 2006.

Amounts reported in accumulated other comprehensive income related to derivatives are reclassified to interest revenue as interest payments are received on the United’s prime-based loans. During 2009, United estimates that an additional $34.7 million will be recorded as interest revenue relating to the floor and swap contracts on prime-based loans.

As of December 31, 2008 and 2007, United had interest rate swap contracts with a total notional amount of $275 million and $55 million, respectively, that were being accounted for as fair value hedges of brokered certificates of deposit. United recognized income of $139,000 in fee revenue in 2008 and expense of $5,000 and $8,000 in other operating expense in 2007 and 2006, respectively, due to ineffectiveness of these swap contracts. Although some ineffectiveness was recognized, the fair value hedges remain highly effective.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)	Summary of Significant Accounting Policies, continued
Derivative Instruments and Hedging Activities, continued

As of December 31, 2008 and 2007, United had interest rate swap contracts with a total notional amount of $50 million that were being accounted for as fair value hedges of fixed-rate Federal Home Loan Bank advances. No ineffectiveness has been recognized on these swap contracts as they are being accounted for using the short-cut method of accounting which allows the fair value adjustment for the hedged item to be equal to the fair value adjustment of the swap if all of the terms of each instrument match.

At December 31, 2008 and 2007, United recorded in other assets an asset of approximately $81.6 million and $28.5 million, respectively, for the fair value of these instruments.

Reclassifications
Certain 2007 and 2006 amounts have been reclassified to conform to the 2008 presentation.

Accumulated Other Comprehensive Income

GAAP normally requires that recognized revenues, expenses, gains and losses be included in net income. In addition to net income, other components of comprehensive income include the after-tax effect of changes in unrealized gains and losses on available for sale securities and derivative financial instruments accounted for as cash flow hedges. These items are reported as a separate component of shareholders’ equity. United presents comprehensive income as a component of the statement of changes in shareholders’ equity.

(2)	Recent Accounting Pronouncements
Business Combinations

In December 2007, FASB issued SFAS No. 141(R), Business Combinations. SFAS 141(R) will significantly change how entities apply the acquisition method to business combinations. The most significant changes affecting how United will account for business combinations under this statement include: the acquisition date is the date the acquirer obtains control; all (and only) identifiable assets acquired, liabilities assumed, and noncontrolling interests in the acquiree are stated at fair value on the acquisition date; assets or liabilities arising from noncontractual contingencies are measured at their acquisition date fair value only if it is more likely than not that they meet the definition of an asset or liability on the acquisition date; adjustments subsequently made to the provisional amounts recorded on the acquisition date are made retroactively during a measurement period not to exceed one year; acquisition-related restructuring costs that do not meet the criteria in SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, are expensed as incurred; transaction costs are expensed as incurred; reversals of deferred income tax valuation allowances and income tax contingencies are recognized in earnings subsequent to the measurement period; and the allowance for loan losses of an acquiree is not permitted to be recognized by the acquirer. Additionally, SFAS 141(R) requires new and modified disclosures surrounding subsequent changes to acquisition-related contingencies, contingent consideration, noncontrolling interests, acquisition-related transaction costs, fair values and cash flows not expected to be collected for acquired loans, and an enhanced goodwill rollforward. The Company is required to apply SFAS No. 141(R) prospectively to all business combinations completed after January 1, 2009.

Accounting for Transfers of Financial Assets and Repurchase Financing Transactions

In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 140-3 Accounting for Transfers of Financial Assets and Repurchase Financing Transactions. This statement provides guidance regarding the accounting for a transfer of a financial asset and repurchase financing where the counterparties for both transactions are the same. In these circumstances, certain criteria must be met in order to not account for the transactions as a linked transaction. This FSP becomes effective for United as of January 1, 2009. United does not anticipate that this FSP will have a material effect on United’s financial position, results of operations, or disclosures.

Fair Value Measurements

In February 2008, the FASB issued FSP FAS 157-1 Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 and FSP FAS 157-2 Effective Date of FASB Statement No. 157. FSP FAS 157-1 excludes leases from the provisions of SFAS 157, unless the lease is valued under a transaction covered by SFAS 141(R). FSP FAS 157-2 delays implementation of SFAS 157 for nonfinancial assets and nonfinancial liabilities measured at fair value on a non-recurring basis until January 1, 2009. Because United does not have any leases which are subject to fair value accounting and because United already discloses nonfinancial assets measured at fair value on a nonrecurring basis in the financial statements, United does not anticipate that these FSPs will have a material effect on United’s financial position, results of operations, or disclosures.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(2)	Recent Accounting Pronouncements, continued
Fair Value Measurements, continued

In October, 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. This staff position addressed concerns among financial entities regarding assets trading in markets that were at one time active but have subsequently become inactive. Under FSP FAS 157-3, entities must take into account the facts and circumstances to determine whether the known trades in an inactive market are reflective of orderly transactions that are not forced liquidations or distressed sales. If an entity makes this determination, they can classify the assets as Level 3 of the fair value hierarchy and use an appropriate valuation approach relying to an extent on unobservable inputs, and thus following the appropriate disclosures associated with a recurring Level 3 asset. This FSP was effective upon issuance. United’s current portfolio does not include any securities to which FSP FAS 157-3 would apply. Thus, FSP FAS 157-3 did not have a material effect on United’s financial position, results of operations, or disclosures.

Disclosures About Derivatives and Hedging

In March 2008, the FASB issued SFAS No. 161 (SFAS 161), Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133. This statement requires an entity to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related items are accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement is intended to enhance the current disclosure framework in SFAS 133, by requiring the objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This statement becomes effective for United as of January 1, 2009. As this statement is related to disclosures only, United does not anticipate that adoption of this standard will have a material effect on United’s financial position or results of operations.

Disclosures About Credit Derivatives and Certain Guarantees

In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of SFAS No. 161. This staff position details the proper disclosure and reporting for credit derivatives for both the party that assumes credit risk (seller) and the party that is protected by the credit derivative (buyer). The disclosures should include the nature, term, reasoning, and events and circumstances that would require the seller to perform under the derivative contract. This FSP is effective for reporting periods ending after November 15, 2008. United is not the buyer or seller on any credit derivatives at this time, and therefore this staff position did not have a material effect on United’s financial position or results of operations.

Disclosures About Transfers of Financial Assets and Interests in Variable Interest Entities

In December, 2008, the FASB issued FSP SFAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities. This staff position addressed concerns among financial entities regarding the disclosures surrounding variable interest entities. Specifically, it requires additional disclosures about a public enterprise’s involvement in variable interest entities. Additional disclosures are also required by the sponsor of a qualified special purpose entity that holds a variable interest entity in the qualifying special purpose entity but was not the transferor of the financial assets and the servicer of the variable interest entity that holds a significant interest in the qualifying special purpose entity, but was not the transferor of the assets to the qualifying special purpose entity. This FSP became effective for reporting periods ending after December 15, 2008. This FSP did not have a material effect on United’s financial position, results of operations, or disclosures.

(3)	Mergers and Acquisitions

On June 1, 2007, United acquired 100 percent of the outstanding common shares of Gwinnett Commercial Group, Inc. (“Gwinnett”), a bank holding company headquartered in Lawrenceville, Georgia. Gwinnett’s results of operations are included in consolidated financial results from the acquisition date. Gwinnett was the parent company of First Bank of the South, a community bank with five full service banking offices serving the north metro Atlanta counties of Gwinnett, DeKalb, and north Fulton and a commercial loan office in Walton County. United continued to expand its presence in metropolitan Atlanta and the acquisition of Gwinnett accomplished a long-standing strategic goal of encircling metro Atlanta. The aggregate purchase price was approximately $222.9 million, including 5,691,948 shares of United’s common stock and $31.5 million in cash that was exchanged for all of the outstanding common shares and options to purchase common shares of Gwinnett. The value of the common stock issued of $33.62 per share was determined based on the average of the closing market price of United’s common shares over the period beginning two days before and ending two days after the terms of the acquisition were agreed to and announced.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(3)	Mergers and Acquisitions, continued

On December 1, 2006, United acquired 100 percent of the outstanding common shares of Southern Bancorp, Inc. (“Southern”), a bank holding company headquartered in Marietta, Georgia. Southern’s results of operations are included in consolidated financial results from the acquisition date. Southern was the parent company of Southern National Bank, a community bank with two full service banking offices serving the northwest side of metropolitan Atlanta. The aggregate purchase price was approximately $67.8 million, including 2,180,118 shares of United’s common stock that was exchanged for all of the outstanding common shares and options to purchase common shares of Southern. The value of the common stock issued of $31.09 per share was determined based on the average of the closing market price of United’s common shares over the period beginning two days before and ending two days after the terms of the acquisition were agreed to and announced.

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

Core deposit intangibles related to the acquisitions are being amortized over a period of 10 years. Goodwill resulting from the acquisitions of Gwinnett in 2007 and Southern in 2006 will not be amortized or deductible for tax purposes. Goodwill resulting from the North Carolina branch acquisitions will not be amortized but will be deductible for tax purposes.

A reconciliation of the accrued merger costs is presented below (in thousands):

2008	Beginning Balance	Purchase Adjustments	Amounts Charged to Earnings	Amounts Paid	Ending Balance
Severance and related costs	$2,481	$—	$—	$(2,407)	$74
Professional fees	4	—	—	(4)	—
Totals	$2,485	$—	$—	$(2,411)	$74
2007
Severance and related costs	$577	$2,348	$71	$(515)	$2,481
Professional fees	47	705	—	(748)	4
Contract termination costs	804	(785)	—	(19)	—
Totals	$1,428	$2,268	$71	$(1,282)	$2,485
2006
Severance and related costs	$336	$266	$—	$(25)	$577
Professional fees	81	32	—	(66)	47
Contract termination costs	816	—	—	(12)	804
Other merger-related expenses	85	—	—	(85)	—
Totals	$1,318	$298	$—	$(188)	$1,428

At December 31, 2008, accrued merger costs of $74,000 remained unpaid relating to acquisitions, which are primarily unpaid severance costs.

The financial information below presents the pro forma earnings of United assuming that the results of operations of Gwinnett and Southern were included in consolidated earnings for the full years of 2008, 2007 and 2006.

	2008	2007	2006
Total revenue	$105,584	$290,901	$313,191
Net (loss) income	(63,450)	62,251	84,633

Diluted (loss) earnings per common share	(1.35)	1.27	1.72

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(4)	Cash Flows

United paid approximately $227 million, $276 million and $200 million in interest on deposits and other borrowings during 2008, 2007 and 2006, respectively. In connection with United’s 2007 acquisition of Gwinnett, assets having a fair value of approximately $809 million were acquired and liabilities totaling approximately $595 million were assumed. In connection with United’s 2006 acquisitions of Southern and two branches in western North Carolina, assets having a fair value of approximately $428 million were acquired and liabilities totaling approximately $387 million were assumed.

During 2008, 2007 and 2006, loans having a carrying value of $132 million, $62.7 million and $8.3 million, respectively, were transferred to other real estate. Also, during 2008, 2007 and 2006, United financed the sale of other real estate properties with loans totaling $10.5 million, $8.3 million and $2.3 million, respectively. Loans made by United to finance the sale of other real estate were made on terms substantially the same as other loans made by United.

(5)	Securities Available for Sale
The cost basis, unrealized gains and losses, and fair value of securities available for sale at December 31, 2008 and 2007 are listed below (in thousands):

As of December 31, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government agencies	$166,263	$2,122	$—	$168,385
State and political subdivisions	43,649	469	378	43,740
Mortgage-backed securities	1,363,513	26,356	10,713	1,379,156
Other	26,080	79	253	25,906
Total	$1,599,505	$29,026	$11,344	$1,617,187
As of December 31, 2007
U.S. Government agencies	$292,912	$2,270	$22	$295,160
State and political subdivisions	40,651	708	45	41,314
Mortgage-backed securities	1,013,228	6,035	4,220	1,015,043
Other	5,405	12	88	5,329
Total	$1,352,196	$9,025	$4,375	$1,356,846

The following summarizes securities in an unrealized loss position as of December 31, 2008 and 2007 (in thousands)

	Less than 12 Months		12 Months or More		Total
As of December 31, 2008	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

State and political subdivisions	$9,672	$369	$14	$9	$9,686	$378
Mortgage-backed securities	215,396	10,210	11,719	503	227,115	10,713
Other	5,228	253	—	—	5,228	253
Total unrealized loss position	$230,296	$10,832	$11,733	$512	$242,029	$11,344

As of December 31, 2007

U.S. Government agencies	$—	$—	$9,978	$22	$9,978	$22
State and political subdivisions	—	—	3,547	45	3,547	45
Mortgage-backed securities	32,513	172	339,550	4,048	372,063	4,220
Other	373	88	—	—	373	88
Total unrealized loss position	$32,886	$260	$353,075	$4,115	$385,961	$4,375

Management believes that there were no unrealized losses as of December 31, 2008 and 2007 that represent an other-than-temporary impairment. Unrealized losses at December 31, 2008 and 2007 were primarily attributable to changes in interest rates, and United has both the intent and ability to hold the securities for a time necessary to recover the amortized cost.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(5)	Securities Available for Sale, continued

The amortized cost and fair value of the investment securities at December 31, 2008, by contractual maturity, are presented in the following table (in thousands). Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
U.S. Government agencies:
Within 1 year	$700	$723
5 to 10 years	165,563	167,662
	166,263	168,385
State and political subdivisions:
Within 1 year	7,937	8,001
1 to 5 years	17,805	18,062
5 to 10 years	9,447	9,519
More than 10 years	8,460	8,158
	43,649	43,740
Other:
Within 1 year	9,378	9,364
1 to 5 years	11,355	11,381
5 to 10 years	1,000	1,000
More than 10 years	4,347	4,161
	26,080	25,906
Total securities other than mortgage-backed securities:
Within 1 year	18,015	18,088
1 to 5 years	29,160	29,443
5 to 10 years	176,010	178,181
More than 10 years	12,807	12,319

Mortgage-backed securities	1,363,513	1,379,156
	$1,599,505	$1,617,187

At December 31, 2008 and 2007, securities with a carrying value of $1.5 billion and $1.3 billion, respectively, were pledged to secure public deposits and FHLB advances.

The following summarizes securities sales activities for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	2008	2007	2006

Proceeds from sales	$162,679	$128,214	$128,392
Gross gains on sales	$1,419	$3,511	$375
Gross losses on sales	104	329	1,018
Net gains (losses) on sales of securities	$1,315	$3,182	$(643)
Income tax expense (benefit) attributable to sales	$512	$1,237	$(250)

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(6)	Loans and Allowance for Loan Losses
Major classifications of loans at December 31, 2008 and 2007, are summarized as follows (in thousands):

	2008	2007

Commercial (secured by real estate)	$1,626,966	$1,475,930
Commercial (commercial and industrial)	410,529	417,715
Commercial construction	499,663	527,123
Total commercial	2,537,158	2,420,768
Residential construction	1,478,679	1,829,506
Residential mortgage	1,526,388	1,501,916
Installment	162,636	177,073
Total loans	5,704,861	5,929,263
Less allowance for loan losses	122,271	89,423
Loans, net	$5,582,590	$5,839,840

The Bank grants loans and extensions of credit to individuals and a variety of firms and corporations located primarily in counties in north Georgia, the Atlanta MSA, the Gainesville MSA, coastal Georgia, western North Carolina and east Tennessee. Although the Bank has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by improved and unimproved real estate and is dependent upon the real estate market.

United had $142.3 million in loans classified as impaired at December 31, 2008. Of that amount, $49.7 million had specific reserves of $15.7 million allocated and the remaining $92.6 million did not require specific reserves or had been previously written down to net realizable value. At December 31, 2007, United had $78.4 million of loans classified as impaired. Of that amount, $61.1 million had specific reserves of $13.5 million allocated and the remaining $17.3 million did not require specific reserves. United’s policy is to discontinue recognition of interest revenue for loans classified as impaired when those loans meet the criteria for nonaccrual status. The average balance of impaired loans for 2008 was $97.1 million. There was no interest revenue recognized on impaired loans in 2008.

Changes in the allowance for loan losses are summarized as follows (in thousands):

	2008	2007	2006

Balance at beginning of year	$89,423	$66,566	$53,595
Provision for loan losses	184,000	55,600	14,600
Charge-offs	(152,877)	(41,694)	(7,623)
Recoveries	1,725	1,860	2,099
Allowance acquired through acquisitions	—	7,091	3,895
Balance at end of year	$122,271	$89,423	$66,566

In the ordinary course of business, the Bank grants loans to executive officers, certain key employees, and directors of the holding company and the Bank, including their immediate families and companies with which they are associated. Management believes that such loans are made substantially on the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other customers. The following is a summary of such loans outstanding and the activity in these loans for the year ended December 31, 2008 (in thousands):

Balances at December 31, 2007	$54,457
New loans and advances	49,048
Repayments	(11,014)
Renewals	(29,121)
Adjustment for changes in executive officers and directors	(15,147)
Balances at December 31, 2008	$48,223

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(6)	Loans and Allowance for Loan Losses, continued
At December 31, 2008, loans with a carrying value of $1.9 billion were pledged as collateral to secure FHLB advances and other contingent funding sources.

(7)	Premises and Equipment
Premises and equipment at December 31, 2008 and 2007 are summarized as follows, (in thousands):

	2008	2007

Land and land improvements	$78,874	$75,776
Buildings and improvements	100,162	89,570
Furniture and equipment	70,930	71,174
Construction in progress	1,974	10,745
	251,940	247,265

Less accumulated depreciation	72,780	67,177
Premises and equipment, net	$179,160	$180,088

Depreciation expense was approximately $11.8 million, $10.6 million and $9.9 million for 2008, 2007 and 2006, respectively.

(8)	Goodwill and Other Intangible Assets
A summary of changes in goodwill for the years ended December 31, 2008 and 2007 is presented below, (in thousands):

	2008	2007

Beginning balance	$306,086	$151,974
Goodwill acquired	—	154,504
Purchase adjustments	(496)	(392)
Ending balance	$305,590	$306,086

United has finite-lived intangible assets capitalized on its balance sheet in the form of core deposit intangibles. These intangible assets are amortized over their estimated useful lives of no more than 15 years.

A summary of core deposit intangible assets as of December 31, 2008 and 2007 is presented below, (in thousands):

	2008	2007

Gross carrying amount	$31,152	$31,152
Less accumulated amortization	14,944	11,933
Net carrying amount	$16,208	$19,219

Amortization expense on finite-lived intangible assets was $3.0 million in 2008, $2.7 million for 2007 and $2.0 million for 2006. Amortization expense for each of the years 2009 through 2013 is estimated below (in thousands):

2009	$2,955
2010	2,891
2011	2,779
2012	2,708
2013	1,850

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(9)	Deposits
At December 31, 2008, the contractual maturities of time deposits are summarized as follows (in thousands):

Maturing In:
2009	$3,241,126
2010	698,855
2011	175,078
2012	38,482
2013	15,330
thereafter	307
$4,169,178

At December 31, 2008, United held $793 million in certificates of deposit obtained through the efforts of third party brokers. At December 31, 2007, United had $323 million of such certificates of deposit. The daily average balance of these brokered deposits totaled $565 million and $337 million in 2008 and 2007, respectively. The weighted average rates paid during 2008 and 2007 were 4.18% and 4.92%, respectively, and the weighted average rate as of December 31, 2008 was 4.26%. These deposits generally have maturity dates ranging from 1 week to 5 years.

At December 31, 2008 and 2007, $1,923,000 and $1,765,000 in overdrawn deposit accounts were reclassified as loans. No specific allowance for loan losses was deemed necessary for these accounts at December 31, 2008 and 2007.

(10)	Federal Home Loan Bank Advances

At December 31, 2008, the Bank had advances totaling $235 million from the FHLB of which $55 million are fixed rate advances and the remaining $180 million are variable. At December 31, 2007, the Bank had advances totaling $520 million. Interest payments and principal payments are due at various maturity dates and interest rates up to 5.06% at December 31, 2008. At December 31, 2008, the weighted average interest rate on FHLB advances was 2.94%. The FHLB advances are collateralized by commercial (secured by real estate) and residential mortgage loans, investment securities and FHLB stock.

At December 31, 2008, the maturities and current rates of outstanding advances were as follows (in thousands):

Maturing In:	Amount Maturing	Current Rate Range

2009	$155,196	0.00% — 5.06%
2010	—
2011	—
2012	50,000	4.05% — 4.39%
2013	—
thereafter	30,125	2.85% — 4.49%
	$235,321

Timing of principal payments may differ from the maturity schedule shown above as some advances include call options that allow the FHLB to require repayment prior to the maturity date.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(11)	Short-term Borrowings

United uses a number of sources of short-term borrowings to meet its liquidity needs including federal funds purchased, repurchase agreements, Federal Reserve discount window borrowings, the U.S. Treasury’s Term Investment Option (TIO) and Term Auction Facility (TAF) programs and lines of credit. The table below shows the amounts of short-term borrowings outstanding by type at December 31, 2008 and 2007 (in thousands).

	2008	2007

Federal funds purchased	$8,197	$343,834
Repurchase agreements	100,214	102,628
Lines of credit	—	42,000
Term investment option	—	150,000
Total short-term borrowings	$108,411	$638,462

Lines of Credit

At December 31, 2007, United maintained a line of credit agreement with a financial institution to borrow up to $45 million with interest indexed to LIBOR, adjusted monthly. United had pledged the common stock of its Georgia bank subsidiary as collateral securing any amounts outstanding on the line of credit. At December 31, 2007, there was $42 million outstanding on this line of credit. In January 2008, the balance was repaid and the line of credit was later terminated.

Term Investment Option / Term Auction Facility

United periodically obtains funds from the U.S. Treasury Department through its Term Investment Option (TIO) and Term Auction Facility (TAF) programs. The funds are obtained through a bid process through the U.S. Treasury Department. United’s discount window, TIO and TAF funds are collateralized by commercial loans with maturities ranging from overnight to two weeks. Interest rates on these funds are comparable to the targeted federal funds rate. The Treasury Department suspended TIO auctions in December 2008 due to market conditions.

(12)	Long-term Debt
Long-term debt at December 31, 2008 and 2007 consisted of the following (in thousands):

	2008	2007	Issue Date	Stated Maturity Date	Earliest Call Date	Interest Rate

2002 subordinated debentures	$31,500	$31,500	2002	2012	2012	6.750%
2003 subordinated debentures	35,000	35,000	2003	2015	2010	6.250
2008 subordinated debentures	30,000	—	2008	2015	2008	LIBOR + 4.00
Total subordinated debentures	96,500	66,500
United Community Capital Trust	21,650	21,650	1998	2028	2008	8.125
United Community Statutory Trust I	5,155	5,155	2000	2030	2010	10.600
United Community Capital Trust II	10,309	10,309	2000	2030	2010	11.295
Southern Bancorp Capital Trust I	4,382	4,382	2004	2034	2009	Prime + 1.00
United Community Statutory Trust II	11,787	—	2008	2038	2013	9.000
United Community Statutory Trust III	1,203	—	2008	2038	2013	Prime + 3.00
Total trust preferred securities	54,486	41,496
Total long-term debt	$150,986	$107,996

Interest is paid semiannually for all subordinated debentures and trust preferred securities.

Subordinated Debentures

Subordinated debentures qualify as Tier II capital under risk based capital guidelines. The 2003 subordinated debentures are callable at par on September 30, 2010 and September 30 of each year thereafter. If not called, the interest rate increases to 7.50% and remains at that rate until maturity or until it is called. The 2008 subordinated debentures are callable at any time.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(12)	Long-term Debt, continued
Trust Preferred Securities

Trust preferred securities qualify as Tier I capital under risk based capital guidelines subject to certain limitations. The trust preferred securities are mandatorily redeemable upon maturity, or upon earlier redemption at a premium as provided in the indentures.

The trust preferred securities issued under United Community Statutory Trust II and United Community Statutory Trust III are callable at par any time after August 31, 2013. These trust preferred securities have attached warrants that allow the holder to redeem the trust preferred securities in exchange for common stock at the exercise price of $20 per share. The warrants can be exercised at any time prior to August 31, 2013, the fifth anniversary of their issuance, at which time the warrants expire.

(13)	Earnings Per Share

United is required to report on the face of the statement of income, earnings per common share with and without the dilutive effects of potential common stock issuances from instruments such as options, convertible securities and warrants. Basic earnings per common share is based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per common share. During 2008, 2007 and 2006, United paid dividends to Series A preferred stockholders totaling $15,000, $18,000 and $19,000, respectively. Additionally, in 2008, United accrued dividends of $708,000 on Series B preferred stock. The preferred stock dividends were subtracted from net (loss) income in order to arrive at net (loss) income available to common shareholders.

The following table sets forth the computation of basic and diluted earnings per common share for the years ended December 31, 2008, 2007 and 2006 (in thousands, except per share data):

	2008	2007	2006

Net (loss) income available to common stockholders	$(64,174)	$57,975	$68,796
Effects of convertible debentures	—	—	160
Diluted net (loss) earnings	$(64,174)	$57,975	$68,956
(Loss) earnings per common share:
Basic	$(1.35)	$1.26	$1.70
Diluted	(1.35)	1.24	1.66
Weighted average common shares:
Basic	47,369	45,948	40,413
Effect of dilutive securities:
Stock options	—	645	804
Convertible debentures	—	—	358
Diluted	47,369	46,593	41,575

(14)	Income Taxes
Income tax (benefit) expense for the years ended December 31, 2008, 2007 and 2006 is as follows (in thousands):

	2008	2007	2006

Current	$(24,099)	$45,827	$43,132
Deferred	(13,566)	(14,228)	(3,510)

Total income tax (benefit) expense	$(37,665)	$31,599	$39,622

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(14)	Income Taxes, continued

The differences between the provision for income taxes and the amount computed by applying the statutory federal income tax rate of 35% to (loss) income before income taxes are as follows (in thousands):

	2008	2007	2006

Pretax (loss) earnings at statutory rates	$(35,390)	$31,357	$37,953
Add (deduct):
State taxes, net of federal benefit	(6,779)	696	2,470
Bank owned life insurance earnings	1,672	(1,001)	(265)
Adjustment to reserve for uncertain tax positions	3,875	1,684	—
Tax-exempt interest revenue	(1,195)	(986)	(980)
Nondeductible interest expense	149	159	148
Tax credits	(506)	(482)	(373)
Incentive stock option expense	192	315	457
Other	317	(143)	212
Total income tax (benefit) expense	$(37,665)	$31,599	$39,622

The following summarizes the sources and expected tax consequences of future taxable deductions (revenue) which comprise the net deferred tax asset at December 31, 2008 and 2007, which is included in other assets (in thousands):

	2008	2007
Deferred tax assets:
Allowances for loan losses	$47,421	$41,306
Net operating loss carryforwards	5,659	37
Deferred compensation	5,059	4,714
Reserve for losses on foreclosed properties	2,521	876
Nonqualified share based compensation	2,348	1,325
Interest on nonperforming loans	—	1,013
Accrued expenses	413	986
Other	986	390
Total deferred tax assets	64,407	50,647

Deferred tax liabilities:
Unrealized gains on cash flow hedges	27,761	7,255
Unrealized gains on securities available for sale	6,708	1,777
Premises and equipment	6,332	5,552
Acquired intangible assets	5,976	6,685
Loan origination costs	2,578	2,369
Prepaid expenses	974	1,060
Total deferred tax liabilities	50,329	24,698
Net deferred tax asset	$14,078	$25,949

In the opinion of management, it is more likely than not that all of the deferred tax assets will be realized, therefore a valuation allowance is not required.

During 2008, 2007 and 2006, United made income tax payments of approximately $15.2 million, $50.4 million and $53.5 million, respectively.

At December 31, 2008, United had state net operating loss carryforwards of approximately $800,000 that begin to expire in 2020 and approximately $14.8 million that begin to expire in 2023, if not previously utilized. United has state tax credit carryforwards of approximately $8.3 million that begin to expire in 2010, if not previously utilized.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(14)	Income Taxes, continued
The amount of unrecognized tax benefits as of December 31, 2008 and 2007 are $9.3 million and $4.7 million, respectively.

A reconciliation of the beginning and ending unrecognized tax benefit is as follows (in thousands):

	2008	2007

Balance at beginning of year	$4,729	$2,361
Additions based on tax positions related to prior years	2,331	1,089
Decreases based on tax positions related to prior years	(154)	(84)
Additions based on tax positions related to the current year	2,430	1,363
Balance at end of year	$9,336	$4,729

Approximately $6.1 million of this amount would increase income from continuing operations, and thus affect United’s effective tax rate, if ultimately recognized into income.

It is the United’s policy to recognize interest and penalties accrued relative to unrecognized tax benefits in their respective federal or state income taxes accounts. The total amount of interest and penalties recorded in the income statement for the year ended December 31, 2008 and 2007 was $880,000 and $207,000, respectively, and the amount accrued for interest and penalties at December 31, 2008 and 2007 was $1.5 million and $610,000, respectively.

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

United and its subsidiaries file a consolidated U.S. federal income tax return, as well as filing various returns in the states where its banking offices are located. United’s Georgia and North Carolina-filed state income tax returns are no longer subject to examination by taxing authorities for years before 2003. The federal and remaining state filed income tax returns are no longer subject to examination by taxing authorities for years before 2005.

(15)	Employee Benefit Plans

United offers a defined contribution 401(k) and Profit Sharing Plan (“Plan”) that covers substantially all employees meeting certain minimum service requirements. The Plan allows employees to make pre-tax contributions to the Plan and United matches these employee contributions dollar-for-dollar up to 5% of eligible compensation, subject to Plan and regulatory limits. United also makes discretionary profit sharing contributions of up to 3.5% of eligible compensation based on earnings performance. Employees begin to receive matching contributions after completing one year of service and benefits vest after three years of service. United’s Plan is administered in accordance with applicable laws and regulations. Compensation expense related to the Plan totaled $3.4 million, $3.3 million and $5.0 million in 2008, 2007 and 2006, respectively. The Plan allows employees to choose to invest among a number of investment options, including United’s common stock. During 2008, 2007 and 2006, the Plan purchased 134,792, 71,577 and 111,485 shares, respectively, directly from United at the average of the high and low stock price on the date of purchase.

United provides defined post-retirement benefits to certain executive officers and other key employees. Expenses incurred for these post-retirement benefits were approximately $1,421,000, $860,000 and $818,000 for 2008, 2007 and 2006, respectively.

United sponsors a non-qualified deferred compensation plan for its executive officers, certain other key employees and members of its, and its community banks’ Boards of Directors. The deferred compensation plan provides for the pre-tax deferral of compensation, fees and other specified benefits. The deferred compensation plan permits each participant to elect to defer a portion of his or her base salary or bonus and permits each director participant to elect to defer all or a portion of his or her director’s fees. Further, the deferred compensation plan allows for additional contributions by an employee, with matching contributions by United, for amounts that exceed the allowable amounts under the tax-qualified 401(k) plan. During 2008, 2007 and 2006, United recognized $133,000, $147,000 and $204,000, respectively, in matching contributions for this provision of the deferred compensation plan. The Board of Directors may elect to make a discretionary contribution to any or all participants.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(16)	Regulatory Matters
Capital Requirements

United and the Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary action by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, United and the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures (as defined) established by regulation to ensure capital adequacy require United and the Banks to maintain minimum amounts and ratios of Total capital and Tier I capital to risk-weighted assets, and of Tier I capital to average assets.

As of December 31, 2008, the Bank was categorized as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must exceed the well-capitalized guideline ratios, as set forth in the table, and meet certain other requirements. Management believes that the Bank exceeded all well-capitalized requirements, and there have been no conditions or events since year-end that would change the status of well-capitalized. The regulatory designation of “well-capitalized” under prompt corrective action regulations is not applicable to United (a bank holding company). However, Regulation Y defines “well-capitalized” for a bank holding company for the purpose of determining eligibility for a streamlined review process for acquisition proposals. For such purposes, “well-capitalized” requires United to maintain a minimum Tier I risk-based capital ratio of 6% and a minimum Total risk-based capital ratio of 10%.

Minimum amounts required for capital adequacy purposes and to be well-capitalized under prompt corrective action provisions are presented below for United and its significant subsidiaries (dollars in thousands).

	Regulatory Guidelines		United (consolidated)		Georgia		North Carolina *
	Minimum	Well Capitalized	2008	2007	2008	2007	2008	2007
Risk-based ratios:
Tier I capital	4.0%	6.0%	11.2%	8.6%	11.4%	9.0%	NA	9.0%
Total capital	8.0	10.0	13.9	11.0	13.2	11.5	NA	11.1
Leverage ratio	3.0	5.0	8.3	6.8	8.4	7.1	NA	6.8

Tier I capital			$671,667	$539,184	$690,905	$487,988	NA	$77,740
Total capital			831,046	683,919	797,083	620,653	NA	95,505

*	The North Carolina bank was merged with the Georgia bank on February 1, 2008.

Cash, Dividend, Loan and Other Restrictions

At December 31, 2008, the Bank did not have a required reserve balance at the Federal Reserve Bank. At December 31, 2007, the Georgia and North Carolina banks were required by the Federal Reserve Bank to maintain reserve cash balances of $74 million. Federal and state banking regulations place certain restrictions on dividends paid by the Bank to United. At December 31, 2008, the Bank did not have any earnings available for distribution to United in the form of dividends without requesting regulatory approval.

On December 5, 2008, United entered into a Letter Agreement and Securities Purchase Agreement (the “Purchase Agreement”) with the U.S. Treasury Department (“Treasury”) under the TARP Capital Purchase Program discussed below, pursuant to which United sold (i) 180,000 shares of United’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”) and (ii) a warrant (the “Warrant”) to purchase 2,149,106 shares of United’s common stock for an aggregate purchase price of $180 million in cash. Pursuant to the terms of the Purchase Agreement, the ability of United to declare or pay dividends or distributions its common stock is subject to restrictions, including a restriction against increasing dividends from the last quarterly cash dividend per share ($.09) declared on the common stock prior to December 5, 2008, as adjusted for subsequent stock dividends and other similar actions. In addition, as long as Series B Preferred Stock is outstanding, dividend payments are prohibited until all accrued and unpaid dividends are paid on such preferred stock, subject to certain limited exceptions. This restriction will terminate on December 5, 2011, or earlier, if the Series B Preferred Stock has been redeemed in whole or Treasury has transferred all of the Series B Preferred Stock to third parties.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(16)	Regulatory Matters, continued

The Federal Reserve Act requires that extensions of credit by the Bank to certain affiliates, including United, be secured by specific collateral, that the extension of credit to any one affiliate be limited to 10% of capital and surplus (as defined), and that extensions of credit to all such affiliates be limited to 20% of capital and surplus.

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

The following table summarizes, as of December 31, 2008 and 2007, the contract amount of off-balance sheet instruments (in thousands):

	2008	2007
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$733,278	$917,113
Commercial letters of credit	25,132	28,324

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

Series A

At December 31, 2008 and 2007, there were 25,800 Series A preferred shares issued and outstanding, which were issued as non-cumulative preferred stock. The dividend rate of the Series A preferred stock is 6% per annum, provided a dividend has been declared for the common shares. The holders of the Series A preferred stock maintain a liquidation preference to the common stockholder. The Series A preferred stock has no voting rights and United may redeem the Series A preferred stock for an amount equal to the stated value plus the accrued dividend.

Series B

On December 5, 2008, United sold 180,000 shares of Series B Preferred Stock with the Warrant to purchase 2,149,106 shares of common stock, to Treasury under Treasury’s Capital Purchase Program. The proceeds from the sale of $180 million were allocated between the Series B Preferred Stock and the Warrant based on their relative fair values at the time of the sale. Of the $180 million in proceeds, $173.1 million was allocated to the Series B Preferred Stock and $6.9 million was allocated to the Warrant. The discount recorded on the Series B Preferred Stock that resulted from allocating a portion of the proceeds to the Warrant is being accreted directly to retained earnings over a five-year period applying a level yield. The exercise price of the Warrant is $12.56 and it is exercisable at any time on or before December 5, 2018.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(18)	Preferred Stock, continued

The Series B Preferred Stock qualifies as Tier I capital and will pay cumulative dividends at a rate of 5% per annum for the first five years and 9% per annum thereafter. The Series B Preferred Stock may be redeemed after December 5, 2011 at the stated amount of $1,000 per share plus any accrued and unpaid dividends. Prior to December 5, 2011, the Series B Preferred Stock may be redeemed only with proceeds from the sale of qualifying equity securities. The Series B Preferred Stock is non-voting except for class voting rights on matters that would adversely affect the rights of the holders of the Series B Preferred Stock.

(19)	Shareholders’ Equity

United’s Board of Directors had previously authorized the repurchase of up to 3,000,000 shares of United’s outstanding common stock for general corporate purposes. During 2007, United purchased 2,000,000 shares at an average price of $23.03. No shares were purchased during 2008 other than shares delivered to United for the purpose of exercising stock options. United’s share repurchase authorization expired on December 31, 2008.

In 2007, the shareholders approved the Amended and Restated 2000 Key Employee Stock Option Plan (“2000 Plan”). Under the terms of the 2000 Plan, awards of 2,500,000 options, restricted stock awards, stock awards, performance share awards or stock appreciation rights could be granted for shares of United’s common stock. Options granted under the 2000 Plan can have an exercise price no less than the fair market value at the date of grant. The general terms of the 2000 Plan include a vesting period (usually four years) with an exercisable period not to exceed ten years. Certain option and restricted stock grants provide for accelerated vesting if there is a change in control of the Company or certain other conditions are met (as defined in the plan document). As of December 31, 2008, approximately 1,402,000 awards could be granted under the 2000 Plan.

Certain acquired companies had stock option plans for their key employees with provisions similar to United’s plan. Options under acquired plans were converted at the exchange ratio effective for common shares. No options are available for grant under any of the acquired plans.

Restricted stock and options outstanding and activity for the years ended December 31, 2008, 2007 and 2006 consisted of the following:

	Restricted Stock		Options
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (Yrs.)	Aggregate Intrinsic Value (000’s)
December 31, 2005	70,512	$23.22	2,220,340	$16.36
Granted	35,125	29.11	491,900	29.00
Exercised	(26,447)	23.08	(138,017)	10.08
Cancelled	(750)	29.50	(24,400)	24.78
December 31, 2006	78,440	25.85	2,549,823	19.05
Granted	48,400	30.96	605,700	30.56
Exercised	(37,402)	24.34	(150,078)	11.33
Cancelled	(5,025)	29.07	(92,888)	27.41
December 31, 2007	84,413	29.26	2,912,557	21.57
Stock dividend	1,354	—	51,582	—
Granted	31,097	14.19	597,750	13.76
Exercised	(24,366)	26.99	(87,941)	13.41
Cancelled	(3,000)	30.10	(123,247)	23.65
December 31, 2008	89,498	24.17	3,350,701	19.99	6.12	$1,312
Exerciseable at December 31, 2008			2,018,311	18.76	4.56	$1,255

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(19)	Shareholders’ Equity, continued
The following is a summary of stock options outstanding at December 31, 2008:

Options Outstanding				Options Exercisable
Shares	Range	Weighted Average Price	Average Remaining Life	Shares	Weighted Average Price

427,461	$5.00 - 12.50	$11.07	2.20	410,200	$11.09
876,839	12.51 - 15.00	13.31	7.06	312,326	12.83
393,243	15.01 - 17.50	16.15	4.56	373,209	16.17
279,626	17.51 - 22.50	21.70	6.09	216,288	21.63
373,099	22.51 - 25.00	23.31	5.59	339,228	23.36
446,041	25.01 - 30.00	28.38	7.21	233,514	28.32
554,392	30.01 - 33.50	30.28	8.27	133,546	30.31
3,350,701	5.00 - 33.50	19.99	6.12	2,018,311	18.76

The weighted average fair value of options granted in 2008, 2007 and 2006 was $2.88, $8.25 and $8.68, respectively. The fair value of each option granted was estimated on the date of grant using the Black-Scholes model. The key assumptions used to determine the fair value of options are presented in the table below:

	2008	2007	2006

Expected volatility	23%	20%	22%
Expected dividend yield	2.6%	1.2%	1.1%
Expected life (in years)	6.25	6.27	6.25
Risk free rate	3.4%	4.6%	5.0%

United’s stock trading history began in March of 2002 when United listed on the Nasdaq Global Select Market. For 2008, 2007 and 2006, expected volatility was determined using United’s historical monthly volatility over the period beginning in March of 2002 through the end of the last completed year. Compensation expense relating to options of $3.0 million, $2.8 million and $2.3 million, respectively, was included in earnings in 2008, 2007 and 2006. A deferred income tax benefit related to stock option expense of $941,000, $713,000 and $377,000 was included in the determination of income tax expense in 2008, 2007 and 2006, respectively. The amount of compensation expense for all periods was determined based on the fair value of options at the time of grant, multiplied by the number of options granted that were expected to vest, which was then amortized over the vesting period. The forfeiture rate for options is estimated to be approximately 3% per year. The total intrinsic value of options exercised during 2008, 2007 and 2006, was $404,000, $2.4 million and $2.8 million, respectively.

Compensation expense for restricted stock is based on the fair value of restricted stock awards at the time of grant, which is equal to the value of United’s common stock on the date of grant. The value of restricted stock grants that are expected to vest is amortized into expense over the vesting period. Compensation expense recognized in the consolidated statement of income for restricted stock in 2008, 2007 and 2006 was $865,000, $757,000, and $831,000, respectively. The total intrinsic value of restricted stock at December 31, 2008 was $1.2 million.

As of December 31, 2008, there was $7.0 million of unrecognized compensation cost related to nonvested stock options and restricted stock granted under the 2000 Plan. The cost is expected to be recognized over a weighted-average period of 1.3 years. The aggregate grant date fair value of options and restricted stock that vested during 2008 was $3.6 million.

United sponsors a Dividend Reinvestment and Stock Purchase Plan (“DRIP”) that allows participants who already own United’s common stock to purchase additional shares directly from the company. The DRIP also allows participants to automatically reinvest their quarterly dividends in additional shares of common stock without a commission. During 2008, 2007 and 2006, 100,757 shares, 40,419 shares and 43,565 shares, respectively, were issued in connection with the DRIP.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(19)	Shareholders’ Equity, continued

United offers its common stock as an investment option in its deferred compensation plan. The common stock component is accounted for as an equity instrument and is reflected in the consolidated balance sheet as common stock issuable. The deferred compensation plan does not allow for diversification once an election is made to invest in Company stock and settlement must be accomplished in shares at the time the deferral period is completed. At December 31, 2008 and 2007, United had 129,304 shares and 73,250 shares, respectively, of its common stock that was issuable under the deferred compensation plan.

The table below shows the components of accumulated other comprehensive income at December 31, 2008 and 2007 (in thousands):

	2008	2007

Unrealized gains on securities available for sale, net of tax	$10,974	$2,865
Unrealized gains on derivative financial instruments qualifying as cash flow hedges, net of tax	43,605	11,396
Accumulated other comprehensive income	$54,579	$14,261

(20)	Fair Value

On January 1, 2008, United adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.

SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, SFAS 157 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

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

The following is a description of the valuation methodologies used for assets and liabilities recorded at fair value.

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(20)	Fair Value, continued
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

Mortgage Loans Held for Sale

Mortgage loans held for sale are carried at the lower of cost or market value. The fair value of mortgage loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, United classifies loans subjected to nonrecurring fair value adjustments as Level 2.

Loans

United does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2008, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, United records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, United records the impaired loan as nonrecurring Level 3.

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(20)	Fair Value, continued

The fair values of interest rate options are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates fell below the strike rate of the floors. The variable interest rates used in the calculation of projected receipts on the floor are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. To comply with the provisions of SFAS 157, United incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, United has considered the effect of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

Although United has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2008, United has assessed the significance of the effect of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, United has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The table below presents United’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands).

	Level 1	Level 2	Level 3	Balance at December 31, 2008
Assets:
Securities available for sale	$—	$1,617,187	$—	$1,617,187
Deferred compensation plan assets	3,646	—	—	3,646
Derivative financial instruments	—	81,611	—	81,611
Total	$3,646	$1,698,798	$—	$1,702,444

Liabilities:
Deferred compensation plan liability	$3,646	$—	$—	$3,646
Total liabilities	$3,646	$—	$—	$3,646

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

United may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. The table below presents United’s assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands).

	Level 1	Level 2	Level 3	Balance at December 31, 2008

Assets:
Loans	$—	$—	$77,562	$77,562
Foreclosed properties	—	—	51,876	51,876
Total	$—	$—	$129,438	$129,438

For assets and liabilities that are not presented on the balance sheet at fair value, United uses the following methods to determine fair value:

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(20)	Fair Value, continued

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

The short maturity of United’s assets and liabilities results in having a significant number of financial instruments whose fair value equals or closely approximates carrying value. Such financial instruments are reported in the following balance sheet captions: cash and cash equivalents, mortgage loans held for sale, federal funds purchased, repurchase agreements and other short-term borrowings. The fair value of securities available for sale equals the balance sheet value. As of December 31, 2008 and 2007, the fair value of interest rate contracts used for balance sheet management was an asset of approximately $81.6 million and $28.5 million, respectively.

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

The carrying amount and fair values for other financial instruments included in United’s balance sheet at December 31, 2008 and 2007 are as follows (in thousands):

	2008		2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Loans, net	$5,582,590	$5,576,842	$5,839,840	$5,862,033
Liabilities:
Deposits	7,003,624	7,093,306	6,075,951	6,094,973
Federal Home Loan Bank advances	235,321	242,240	519,782	515,582
Long-term debt	150,986	90,838	107,996	107,834

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(21)	Condensed Financial Statements of United Community Banks, Inc. (Parent Only)

Statement of Income
For the Years Ended December 31, 2008, 2007 and 2006

(in thousands)

	2008	2007	2006

Dividends from subsidiaries	$70,000	$42,500	$10,000
Other	9,824	12,254	9,232
Total income	79,824	54,754	19,232

Interest expense	8,595	9,332	8,721
Other expense	7,920	10,147	9,522
Total expenses	16,515	19,479	18,243
Income tax benefit	2,384	2,553	3,240
Income before equity in undistributed (loss) income of subsidiaries	65,693	37,828	4,229

Equity in undistributed (loss) income of subsidiaries	(129,143)	20,165	64,586
Net (loss) income	$(63,450)	$57,993	$68,815

Balance Sheet
As of December 31, 2008 and 2007

(in thousands)

	2008	2007
Assets
Cash	$36,737	$1,630
Investment in subsidiaries	1,065,639	901,062
Investment in subordinated notes issued by subsidiaries	—	73,000
Other assets	67,695	28,611
Total assets	$1,170,071	$1,004,303

Liabilities and Shareholders’ Equity

Subordinated debentures	$120,986	$107,996
Lines of credit	—	42,000
Other liabilities	59,703	22,405
Total liabilities	180,689	172,401

Stockholders’ equity	989,382	831,902
Total liabilities and shareholders’ equity	$1,170,071	$1,004,303

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(21)	Condensed Financial Statements of United Community Banks, Inc. (Parent Only), continued

Statement of Cash Flows
For the Years Ended December 31, 2008, 2007 and 2006

(in thousands)

	2008	2007	2006

Operating activities:
Net (loss) income	$(63,450)	$57,993	$68,815
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Equity in undistributed loss (income) of the subsidiaries	129,143	(20,165)	(64,586)
Depreciation, amortization and accretion	596	565	677
Employee stock compensation	3,859	3,580	3,107
Change in assets and liabilities, net of effects of business combinations:
Other assets	(40,813)	(15,434)	11,922
Other liabilities	43,341	15,457	(10,324)
Net cash provided by operating activities	72,676	41,996	9,611
Investing activities, net of effects of purchase acquisitions:
Purchases of premises and equipment	—	(76)	(25)
Disposal of premises and equipment	34	—	—
Investment in subsidiaries	(253,000)	(6,000)	(250)
Repayment of subordinated notes by subsidiary	73,000	—	—
Net cash (paid for) received from acquisitions	—	(22,287)	1,914
Purchases of securities available for sale	(250)	(125)	(500)
Net cash (used) provided by investing activities	(180,216)	(28,488)	1,139
Financing activities, net of effects of business combinations:
Net change in short-term borrowings	(42,000)	42,000	(1,300)
Proceeds from issuance of trust preferred securities	12,967	—	—
Retirement of trust preferred securities	—	(5,000)	—
Proceeds from exercise of stock options	1,020	1,700	843
Proceeds from issuance of common stock	3,389	3,942	5,060
Proceeds from issuance of Series B preferred stock	180,000	—	—
Retirement of Series A preferred stock	—	(64)	—
Purchases of treasury stock	—	(46,056)	—
Cash dividends on common stock	(12,713)	(16,029)	(12,492)
Cash dividends on Series A preferred stock	(16)	(18)	(19)
Net cash provided (used) by financing activities	142,647	(19,525)	(7,908)
Net change in cash	35,107	(6,017)	2,842

Cash at beginning of year	1,630	7,647	4,805
Cash at end of year	$36,737	$1,630	$7,647

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During the past two years, United did not change accountants nor have any disagreements with its accountants on any matters of accounting principles or practices or financial statement disclosure.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

United’s management, including the Chief Executive Officer and Chief Financial Officer, supervised and participated in an evaluation of the company’s disclosure controls and procedures as of December 31, 2008.

Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective in accumulating and communicating information to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosures of that information under the Securities and Exchange Commission’s rules and forms and that the disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified.

Changes in Internal Control Over Financial Reporting

No changes were made to United’s internal control over financial reporting during the fourth quarter of 2008 that materially affected, or are reasonably likely to materially affect, United’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

United’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Management’s assessment of the effectiveness of United’s internal control over financial reporting as of December 31, 2008 is included in Item 8 of this Report under the heading “Management’s Report on Internal Controls Over Financial Reporting.”

ITEM 9B.	OTHER INFORMATION.

There were no items required to be reported on Form 8-K during the fourth quarter of 2008 that were not reported on Form 8-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information contained under the headings “Information Regarding Nominees and Other Directors”, “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement to be used in connection with the solicitation of proxies for United’s 2009 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference. Pursuant to instruction 3 to paragraph (b) of Item 401 of Regulation S-K, information relating to the executive officers of United is included in Item 1 of this Report.

ITEM 11.	EXECUTIVE COMPENSATION.

The information contained under the heading “Compensation of Executive Officers and Directors” in the Proxy Statement to be used in connection with the solicitation of proxies for United’s 2009 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information contained under the heading “Principal and Management Shareholders” and the “Equity Compensation Plan Information” table in the Proxy Statement to be used in connection with the solicitation of proxies for United’s 2009 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference. For purposes of determining the aggregate market value of United’s voting stock held by nonaffiliates, shares held by all directors and executive officers of United have been excluded. The exclusion of such shares is not intended to, and shall not, constitute a determination as to which persons or entities may be “Affiliates” of United as defined by the Commission.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information contained under the heading “Corporate Governance – Certain Relationships and Related Transactions” in the Proxy Statement to be used in connection with the solicitation of proxies for United’s 2009 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information contained under the heading “Other Matters – Independent Registered Public Accounting Firm” in the Proxy Statement to be used in connection with the solicitation of proxies for United’s 2009 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	1.	Financial Statements.

		The following consolidated financial statements are located in Item 8 of this Report:

		Report of Independent Registered Public Accounting Firm
		Consolidated Statement of Income - Years ended December 31, 2008, 2007, and 2006
		Consolidated Balance Sheet - December 31, 2008 and 2007
		Consolidated Statement of Changes in Shareholders’ Equity - Years ended December 31, 2008, 2007, and 2006
		Consolidated Statement of Cash Flows - Years ended December 31, 2008, 2007, and 2006
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

3.4
Amendment to the Amended and Restated Articles of Incorporation of United Community Banks, Inc. (incorporated herein by reference to Exhibit 3.1 to United Community Banks, Inc.’s current report on Form 8-K, filed with the Commission on December 5, 2008).

4.1	See Exhibits 3.1, 3.2 and 3.3 for provisions of the Restated Articles of Incorporation, as amended, and Amended and Restated Bylaws, which define the rights of the shareholders.

10.1
United Community Banks, Inc.’s 1995 Key Employee Stock Option Plan (incorporated herein by reference to Exhibit 10.3 to United Community Banks, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1994, File No. 0-21656).*

10.2
United Community Banks, Inc.’s Profit Sharing Plan, dated as of March 9, 2001 (incorporated herein by reference to Exhibit 4.3 to United Community Banks, Inc.’s Registration Statement on Form S-8, File No. 333-86876, filed with the Commission on April 24, 2002).*

10.3
Amendment No. 1 to United Community Banks, Inc.’s Profit Sharing Plan, dated as of March 15, 2002 (incorporated herein by reference to Exhibit 4.4 to United Community Banks, Inc.’s Registration Statement on Form S-8, File No. 333-86876, filed with the Commission on April 24, 2002).*

10.4
United Community Banks, Inc.’s 2000 Key Employee Stock Option Plan (incorporated herein by reference to Exhibit 4.3 to United Community Banks, Inc.’s Registration Statement on Form S-8, File No. 333-99849, filed with the Commission on September 19, 2002).*

10.5
Amendment to United Community Banks, Inc.’s 2000 Key Employee Stock Option Plan, dated March 5, 2004 (incorporated herein by reference to United Community Banks, Inc.’s Registration Statement on Form S-4, filed on September 9, 2004).*

10.6
Loan and Stock Pledge Agreement dated June 27, 2003, as amended and restated as of October 30, 2003, by and between United Community Banks, Inc. and Silverton Bank (fka The Bankers Bank) (incorporated herein by reference to Exhibit 10.5 to United Community Banks, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 0-21656, filed with the Commission on March 8, 2004).

10.7
Split-Dollar Agreement between United and Jimmy C. Tallent dated June 1, 1994 (incorporated herein by reference to Exhibit 10.11 to United Community Banks, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1994, File No. 0-21656).*

10.8	Form of Amended and Restated Change of Control Severance Agreement by and between United Community Banks, Inc. and Jimmy C. Tallent, Guy W. Freeman, Rex S. Schuette and David Shearrow.*

10.9	Employment Agreement by and between United Community Banks, Inc. and Glenn S. White.*

10.10	United Community Banks, Inc.’s Amended and Restated Modified Retirement Plan, effective as of January 1, 2005.*

10.11	United Community Banks, Inc.’s Amended and Restated Deferred Compensation Plan, effective as of January 1, 2005.*

Exhibit No.	Exhibit

10.12
United Community Banks, Inc. Dividend Reinvestment and Share Purchase Plan (incorporated) herein by reference to Exhibit 4 to United Community Banks, Inc.’s Registration Statement on Form S-3D, File No. 333-127477, filed with the Commission on August 12, 2005).

10.13
United Community Banks, Inc. Employee Stock Purchase Plan, effective as of December 20, 2005 (incorporated herein by reference to Exhibit 4 to United Community Banks, Inc.’s Registration Statement on Form S-8, File No. 333-130489, filed with the commission on December 20, 2005).

10.14
Amendment Number 2 to United Community Banks, Inc. 2000 Key Employee Stock Option Plan, dated April 26, 2006 (incorporated herein by reference to Exhibit 10.1 to United Community Banks, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, File No. 0-21656, filed with the Commission on August 8, 2006).*

10.15
United Community Banks, Inc.’s Amended and Restated 2000 Key Employee Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to United Community Banks, Inc.’s Current Report on Form 8-K, filed with the Commission on May 1, 2007).*

10.16	Form of Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.2 to United Community Banks, Inc.’s Current Report on Form 8-K, filed with the Commission on May 1, 2007).*

10.17	Form of Nonqualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.3 to United Community Banks, Inc.’s Current Report on Form 8-K, filed with the Commission on May 1, 2007).*

10.18
Form of Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.4 to United Community Banks, Inc.’s Current Report on Form 8-K, filed with the Commission on May 1, 2007).*

10.19
United Community Banks, Inc.’s Management Incentive Plan (incorporated herein by reference to Exhibit 10.5 to United Community Banks, Inc.’s Current Report on Form 8-K, filed with the Commission on May 1, 2007).*

10.20
Amendment No. 1 to United Community Banks, Inc.’s Amended and Restated 2000 Key Employee Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to United Community Banks, Inc.’s Current Report on Form 8-K, filed with the Commission on April 13, 2007).*

10.21
Subordinated Term Loan Agreement, dated as of August 29, 2008, among United Community Bank, as borrower, the lenders from time to time party thereto, and SunTrust Bank as administrative agent (incorporated herein by reference to Exhibit 10.1 to United Community Banks, Inc.’s current report on Form 8-K, filed with the Commission on August 28, 2008).

10.22
Letter Agreement, dated December 5, 2008, between United Community Banks, Inc. and the United States Treasury, with respect to the issuance and sale of Series B Preferred Stock and the Warrant (incorporated herein by reference to Exhibit 10.1 to United Community Banks, Inc.’s current Report on Form 8-K, filed with the Commission on December 5, 2008).

10.23	Form of Senior Executive Officer Waiver, dated December 5, 2008, by Jimmy C. Tallent, Guy W. Freeman, Rex S. Schuette, David Shearrow and Glenn S. White.*

Exhibit No.	Exhibit

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

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(a) of the Securities Exchange Act of 1934, United has duly caused this Report on Form 10-K, to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Blairsville, State of Georgia, on the 26th day of February, 2009.

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

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of United in the capacities set forth and on the 24th day of February, 2009.

/s/ Jimmy C. Tallent	/s/ Cathy Cox
Jimmy C. Tallent	Cathy Cox
President, Chief Executive Officer and Director	Director

/s/ Robert L. Head, Jr.	/s/ Guy W. Freeman
Robert L. Head, Jr.	Guy W. Freeman
Chairman of the Board	Director

/s/ W.C. Nelson, Jr.	/s/ Hoyt O. Holloway
W. C. Nelson, Jr.	Hoyt O. Holloway
Vice Chairman of the Board	Director

/s/ A. William Bennett	/s/ John D. Stephens
A. William Bennett	John D. Stephens
Director	Director

/s/ Robert Blalock	/s/ Tim Wallis
Robert Blalock	Tim Wallis
Director	Director

EXHIBIT INDEX

Exhibit No.	Description

10.8	Form of Amended and Restated Change of Control Severance Agreement by and between United Community Banks, Inc. and Jimmy C. Tallent, Guy W. Freeman, Rex S. Schuette and David Shearrow.

10.9	Employment Agreement by and between United Community Banks, Inc. and Glenn S. White.

10.10	United Community Banks, Inc.’s Amended and Restated Modified Retirement Plan effective as of January 1, 2005.

10.11	United Community Banks, Inc.’s Amended and Restated Deferred Compensation Plan effective as of January 1, 2005.

10.23	Form of Senior Executive Officer Waiver, dated December 5, 2008, by Jimmy C. Tallent, Guy W. Freeman, Rex S. Schuette, David Shearrow and Glenn S. White.

21	Subsidiaries of United

23	Consent of Independent Registered Public Accounting Firm

24	Power of Attorney of certain officers and directors of United (included on Signature Page).

31.1	Certification by Jimmy C. Tallent, President and Chief Executive Officer of United Community Banks, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Rex S. Schuette, Executive Vice President and Chief Financial Officer of United Community Banks, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002