Form 10-Q
period 2009-03-31
UNITED COMMUNITY BANKS INC
filed 2009-05-07
CIK 857855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from  _____  to  _____
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
YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES ☐ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
YES ☐ NO ☑
Common stock, par value $1 per share: 48,505,082 shares
outstanding as of April 30, 2009

Part I — Financial Information
Item 1 — Financial Statements
UNITED COMMUNITY BANKS, INC.
Consolidated Statement of Income (Unaudited)

	Three Months Ended
	March 31,
(in thousands, except per share data)	2009	2008
Interest revenue:
Loans, including fees	$81,880	$109,266
Investment securities, including tax exempt of $319 and $394	20,752	19,022
Federal funds sold, commercial paper and deposits in banks	442	222

Total interest revenue	103,074	128,510

Interest expense:
Deposits:
NOW	3,337	8,587
Money market	2,237	2,913
Savings	127	227
Time	36,053	38,884

Total deposit interest expense	41,754	50,611
Federal funds purchased, repurchase agreements and other short-term borrowings	553	4,318
Federal Home Loan Bank advances	1,074	5,745
Long-term debt	2,769	2,080

Total interest expense	46,150	62,754

Net interest revenue	56,924	65,756
Provision for loan losses	65,000	7,500

Net interest revenue after provision for loan losses	(8,076)	58,256

Fee revenue:
Service charges and fees	7,034	7,813
Mortgage loan and other related fees	2,651	1,963
Consulting fees	1,021	1,807
Brokerage fees	689	1,093
Securities gains, net	303	—
Other	1,148	1,521

Total fee revenue	12,846	14,197

Total revenue	4,770	72,453

Operating expenses:
Salaries and employee benefits	28,839	28,754
Communications and equipment	3,729	3,832
Occupancy	3,807	3,716
Advertising and public relations	1,109	1,351
Postage, printing and supplies	1,182	1,592
Professional fees	2,293	1,921
Foreclosed property	4,319	911
FDIC assessments and other regulatory charges	2,682	1,266
Amortization of intangibles	739	767
Other	3,870	3,419
Goodwill impairment	70,000	—
Severance costs	2,898	—

Total operating expenses	125,467	47,529

(Loss) income before income taxes	(120,697)	24,924
Income tax (benefit) expense	(16,924)	8,846

Net (loss) income	(103,773)	16,078
Preferred stock dividends	2,554	4

Net (loss) income available to common shareholders	$(106,327)	$16,074

Basic (loss) earnings per common share	$(2.20)	$.34
Diluted (loss) earnings per common share	(2.20)	.34
Cash dividends per common share	—	.09
Stock dividends per common share (new shares issued per shares held)	1 for 130	—
Weighted average common shares outstanding — Basic	48,324	47,052
Weighted average common shares outstanding — Diluted	48,324	47,272
See notes to Consolidated Financial Statements

UNITED COMMUNITY BANKS, INC.
Consolidated Balance Sheet

	March 31,	December 31,	March 31,
(in thousands, except share and per share data)	2009	2008	2008
	(unaudited)	(audited)	(unaudited)
ASSETS
Cash and due from banks	$103,707	$116,395	$169,538
Interest-bearing deposits in banks	5,792	8,417	13,417
Federal funds sold, commercial paper and short-term investments	24,983	368,609	—

Cash and cash equivalents	134,482	493,421	182,955

Securities available for sale	1,719,033	1,617,187	1,508,402
Mortgage loans held for sale	43,161	20,334	28,451
Loans, net of unearned income	5,632,705	5,704,861	5,967,839
Less allowance for loan losses	143,990	122,271	89,848

Loans, net	5,488,715	5,582,590	5,877,991

Premises and equipment, net	178,980	179,160	180,746
Accrued interest receivable	45,514	46,088	59,585
Goodwill and other intangible assets	251,060	321,798	324,041
Other assets	279,964	260,187	224,084

Total assets	$8,140,909	$8,520,765	$8,386,255

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand	$665,447	$654,036	$690,028
NOW	1,284,791	1,543,385	1,523,942
Money market	500,261	466,750	431,623
Savings	177,001	170,275	187,911
Time:
Less than $100,000	1,911,627	1,953,235	1,535,742
Greater than $100,000	1,350,190	1,422,974	1,375,000
Brokered	727,171	792,969	431,523

Total deposits	6,616,488	7,003,624	6,175,769

Federal funds purchased, repurchase agreements, and other short-term borrowings	158,690	108,411	532,896
Federal Home Loan Bank advances	260,125	235,321	615,324
Long-term debt	151,006	150,986	107,996
Accrued expenses and other liabilities	65,747	33,041	82,818

Total liabilities	7,252,056	7,531,383	7,514,803

Shareholders’ equity:
Preferred stock, $1 par value; 10,000,000 shares authorized; Series A; $10 stated value; 25,800 shares issued and outstanding	258	258	258
Series B; $1,000 stated value; 180,000 shares issued and outstanding	173,480	173,180	—
Common stock, $1 par value; 100,000,000 shares authorized; 48,809,301 shares issued	48,809	48,809	48,809
Common stock issuable; 161,807, 129,304 and 90,505 shares	3,270	2,908	2,410
Capital surplus	452,277	460,708	463,095
Retained earnings	158,201	265,405	359,248
Treasury stock; 322,603, 799,892 and 1,805,078 shares, at cost	(5,992)	(16,465)	(41,351)
Accumulated other comprehensive income	58,550	54,579	38,983

Total shareholders’ equity	888,853	989,382	871,452

Total liabilities and shareholders’ equity	$8,140,909	$8,520,765	$8,386,255

See notes to Consolidated Financial Statements

UNITED COMMUNITY BANKS, INC.
Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)
For the Three Months Ended March 31,

								Accumulated
	Series A	Series B		Common				Other
	Preferred	Preferred	Common	Stock	Capital	Retained	Treasury	Comprehensive
(in thousands, except share and per share data)	Stock	Stock	Stock	Issuable	Surplus	Earnings	Stock	Income (Loss)	Total
Balance, December 31, 2007	$258	$—	$48,809	$2,100	$462,881	$347,391	$(43,798)	$14,261	$831,902
Comprehensive income:
Net income						16,078			16,078
Other comprehensive income:
Unrealized holding gains on available for sale securities, net of deferred tax expense and reclassification adjustment								12,341	12,341
Unrealized gains on derivative financial instruments qualifying as cash flow hedges, net of deferred tax expense								12,381	12,381

Comprehensive income						16,078		24,722	40,800
Cash dividends declared on common stock ($.09 per share)						(4,217)			(4,217)
Exercise of stock options (60,271 shares)					(691)		1,470		779
Common stock issued to Dividend Reinvestment Plan and employee benefit plans (31,944 shares)					(266)		769		503
Amortization of stock option and restricted stock awards					975				975
Vesting of restricted stock (7,912 shares issued, 3,125 shares deferred)				91	(282)		191		—
Deferred compensation plan, net, including dividend equivalents				238					238
Shares issued from deferred compensation plan (716 shares)				(19)	2		17		—
Tax benefit from options exercised					476				476
Dividends on Series A preferred stock ($.15 per share)						(4)			(4)

Balance, March 31, 2008	$258	$—	$48,809	$2,410	$463,095	$359,248	$(41,351)	$38,983	$871,452

Balance, December 31, 2008	$258	$173,180	$48,809	$2,908	$460,708	$265,405	$(16,465)	$54,579	$989,382
Comprehensive income:
Net loss						(103,773)			(103,773)
Other comprehensive loss:
Unrealized holding gains on available for sale securities, net of deferred tax expense and reclassification adjustment								8,231	8,231
Unrealized losses on derivative financial instruments qualifying as cash flow hedges, net of deferred tax benefit								(4,260)	(4,260)

Comprehensive loss						(103,773)		3,971	(99,802)
Stock dividends declared on common stock (367,081 shares)					(6,932)	(877)	7,801		(8)
Common stock issued to Dividend Reinvestment Plan and employee benefit plans (99,604 shares)					(1,895)		2,404		509
Amortization of stock options and restricted stock					935				935
Vesting of restricted stock (6,268 shares issued, 11,875 shares deferred)				358	(518)		160		—
Deferred compensation plan, net, including dividend equivalents				121					121
Shares issued from deferred compensation plan (4,336 shares)				(117)	9		108		—
Tax on option exercise and restricted stock vesting					(30)				(30)
Dividends on Series A preferred stock ($.15 per share)						(4)			(4)
Dividends on Series B preferred stock (5%)		300				(2,550)			(2,250)

Balance, March 31, 2009	$258	$173,480	$48,809	$3,270	$452,277	$158,201	$(5,992)	$58,550	$888,853

See notes to Consolidated Financial Statements

UNITED COMMUNITY BANKS, INC.
Consolidated Statement of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2009	2008
Operating activities:
Net (loss) income	$(103,773)	$16,078
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, amortization and accretion	3,553	3,568
Provision for loan losses	65,000	7,500
Goodwill impairment charge	70,000	—
Stock based compensation	935	975
Gain on sale of securities available for sale	(303)	—
Gain on sale of other assets	(23)	(7)
(Gain) loss on sale of other real estate owned	(217)	336
Changes in assets and liabilities:
Other assets and accrued interest receivable	(9,332)	7,005
Accrued expenses and other liabilities	49,552	(4,783)
Mortgage loans held for sale	(22,827)	(447)

Net cash provided by operating activities	52,565	30,225

Investing activities:
Proceeds from sales of securities available for sale	14,219	25,000
Proceeds from maturities and calls of securities available for sale	174,220	174,956
Purchases of securities available for sale	(297,645)	(296,228)
Net increase in loans	(9,878)	(61,100)
Proceeds from sales of premises and equipment	102	288
Purchases of premises and equipment	(2,843)	(3,773)
Proceeds from sale of other real estate	22,606	7,663

Net cash used by investing activities	(99,219)	(153,194)

Financing activities:
Net change in deposits	(386,319)	99,818
Net change in federal funds purchased, repurchase agreements, and other short-term borrowings	50,279	(63,566)
Repayments of other borrowings	—	(42,000)
Proceeds from FHLB advances	80,000	300,000
Repayments of FHLB advances	(55,000)	(205,000)
Proceeds from exercise of stock options	—	779
Proceeds from issuance of common stock for dividend reinvestment and employee benefit plans	509	503
Cash dividends on common stock	—	(4,229)
Cash dividends on preferred stock	(1,754)	(4)

Net cash (used) provided by financing activities	(312,285)	86,301

Net change in cash and cash equivalents	(358,939)	(36,668)

Cash and cash equivalents at beginning of period	493,421	219,623

Cash and cash equivalents at end of period	$134,482	$182,955

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$51,207	$65,789
Income taxes	(22,386)	152
See notes to Consolidated Financial Statements

United Community Banks, Inc.
Notes to Consolidated Financial Statements
Note 1 — Accounting Policies
The accounting and financial reporting policies of United Community Banks, Inc. (“United”) and its subsidiaries conform to accounting principles generally accepted in the United States of America (“GAAP”) and general banking industry practices. The accompanying interim consolidated financial statements have not been audited. All material intercompany balances and transactions have been eliminated. A more detailed description of United’s accounting policies is included in the 2008 annual report filed on Form 10-K.
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
Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”), amends and expands the disclosure requirements of Financial Accounting Standards Board (“FASB”) Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.
As required by SFAS 133, United records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether United has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. United may enter into derivative contracts that are intended to economically hedge certain of its risks, even though hedge accounting does not apply or United elects not to apply hedge accounting under SFAS 133.
Note 2 — Stock-Based Compensation
United has an equity compensation plan that allows for grants of incentive stock options, nonqualified stock options, restricted stock awards (also referred to as “nonvested stock” awards), stock awards, performance share awards or stock appreciation rights. Options granted under the plan can have an exercise price no less than the fair market value of the underlying stock at the date of grant. The general terms of the plan include a vesting period (usually four years) with an exercisable period not to exceed ten years. Certain option and restricted stock awards provide for accelerated vesting if there is a change in control (as defined in the plan). As of March 31, 2009, approximately 1,412,000 additional awards could be granted under the plan. Through March 31, 2009, only incentive stock options, nonqualified stock options and restricted stock awards and units had been granted under the plan.
The following table shows stock option activity for the first three months of 2009.

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinisic
Options	Shares	Exercise Price	Term (Years)	Value ($000)

Outstanding at December 31, 2008	3,350,701	$19.99
Stock dividend adjustment	25,620	—
Granted	5,000	6.04
Exercised	—	—
Forfeited	(11,948)	17.46
Expired	(27,049)	13.28

Outstanding at March 31, 2009	3,342,324	19.88	5.9	$—

Exercisable at March 31, 2009	2,010,960	18.68	4.4	—

The weighted average fair value of stock options granted in the first three months of 2009 and 2008 was $2.54 and $3.33, respectively. The fair value of each option granted was estimated on the date of grant using the Black-Scholes model. Because United’s option plan has not been in place long enough to gather sufficient information about exercise patterns to establish an expected life, United uses the formula provided by the Securities and Exchange Commission in Staff Accounting Bulletin No. 107 to determine the expected life of options. The weighted average assumptions used to determine the fair value of stock options are presented in the table below.

	Three Months Ended
	March 31,
	2009	2008
Expected volatility	40.68%	23.42%
Expected dividend yield	0.00%	2.36%
Expected life (in years)	6.25	6.25
Risk-free rate	1.83%	3.21%
United’s stock trading history began in March of 2002 when United listed on the Nasdaq National Market. For 2009, expected volatility was determined using United’s historical monthly volatility for the seventy five months ended December 31, 2008. Seventy five months was chosen to correspond to the expected life of 6.25 years. For 2008, expected volatility was determined using United’s historical monthly volatility over the period beginning in March of 2002 through the end of 2007. Compensation expense for stock options was $738,000 and $771,000 for the three months ended March 31, 2009 and 2008, respectively. Deferred tax benefits of $243,000 and $222,000, respectively, were included in the determination of income tax (benefit) expense for the three-month periods ended March 31, 2009 and 2008. The amount of compensation expense for both periods was determined based on the fair value of the options at the time of grant, multiplied by the number of options granted that were expected to vest, which was then amortized over the vesting period. The forfeiture rate for options is estimated to be approximately 3% per year. The total intrinsic value of options exercised during the three months ended March 31, 2008 was $275,000. No options were exercised during the three months ended March 31, 2009.
The table below presents the activity in restricted stock awards for the first three months of 2009.

		Weighted-
		Average Grant-
Restricted Stock	Shares	Date Fair Value

Outstanding at December 31, 2008	89,498	$24.17
Stock dividend adjustment	580	—
Granted	5,000	6.04
Vested	(18,143)	28.10

Outstanding at March 31, 2009	76,935	21.88

Compensation expense for restricted stock is based on the fair value of restricted stock awards at the time of grant, which is equal to the value of United’s common stock on the date of grant. The value of restricted stock grants that are expected to vest is amortized into expense over the vesting period. For the three months ended March 31, 2009 and 2008, compensation expense of $198,000 and $204,000, respectively, was recognized related to restricted stock awards. The total intrinsic value of the restricted stock was $320,000 at March 31, 2009.
As of March 31, 2009, there was $6.1 million of unrecognized compensation cost related to nonvested stock options and restricted stock awards granted under the plan. That cost is expected to be recognized over a weighted-average period of 1.2 years. The aggregate grant date fair value of options and restricted stock awards that vested during the three months ended March 31, 2009, was $526 million.
Note 3 — Common Stock Issued / Common Stock Issuable
United provides a Dividend Reinvestment and Share Purchase Plan (DRIP) to its shareholders. Under the DRIP, shareholders of record can voluntarily reinvest all or a portion of their cash dividends into shares of United’s common stock, as well as purchase additional stock through the plan with cash. United’s 401(k) retirement plan regularly purchases shares of United’s common stock directly from United. In addition, United has an Employee Stock Purchase Program (ESPP) that allows eligible employees to purchase shares of common stock at a 5% discount, with no commission charges. For the three months ended March 31, 2009 and 2008, United issued 99,604 and 31,944 shares, respectively, and increased capital by $509,000 and $503,000, respectively, through these programs.

United offers its common stock as an investment option in its deferred compensation plan. The common stock component of the deferred compensation plan is accounted for as an equity instrument and is reflected in the consolidated financial statements as common stock issuable. At March 31, 2009 and 2008, 161,807 and 90,505 shares, respectively, were issuable under the deferred compensation plan.
Note 4 — Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2009 and 2008.
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2009	2008

Net (loss) income available to common shareholders	$(106,327)	$16,074

Weighted average shares outstanding:
Basic	48,324	47,052
Effect of dilutive securities
Stock options and restricted stock	—	220
Warrants attached to trust preferred securities	—	—
Warrant granted with Series B preferred stock	—	—

Diluted	48,324	47,272

(Loss) earnings per common share:
Basic	$(2.20)	$.34

Diluted	$(2.20)	$.34

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
Loans
United does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, Accounting by Creditors for Impairment of a Loan, (SFAS 114). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2009, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, United records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, United records the impaired loan as nonrecurring Level 3.
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
Although United has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2009, United has assessed the significance of the effect of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, United has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The table below presents United’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.
(in thousands)

				Balance at
	Level 1	Level 2	Level 3	March 31, 2009
Assets
Securities available for sale	$—	$1,719,033	$—	$1,719,033
Deferred compensation plan assets	3,467	—	—	3,467
Derivative financial instruments	—	72,942	—	72,942

Total	$3,467	$1,791,975	$—	$1,795,442

Liabilities
Deferred compensation plan liability	$3,467	$—	$—	$3,467

Total liabilities	$3,467	$—	$—	$3,467

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
United may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. The table below presents United’s assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.
(in thousands)

				Balance at
	Level 1	Level 2	Level 3	March 31, 2009
Assets
Loans	$—	$—	$148,786	$148,786
Foreclosed assets	—	—	69,256	69,256
Goodwill	—	—	235,590	235,590

Total	$—	$—	$453,632	$453,632

Note 6 — Stock Dividend
During the first quarter of 2009, United declared a stock dividend at a rate of 1 new share for every 130 shares owned. The stock dividend has been reflected in the financial statements as an issuance of stock with no proceeds rather than a stock split and therefore prior period numbers of shares outstanding have not been adjusted. The amount of $8,000 shown in the equity statement as a reduction of capital related to the stock dividend is the amount of cash paid to shareholders for fractional shares.

Note 7 — Derivatives and Hedging Activities
Risk Management Objective of Using Derivatives
United is exposed to certain risks arising from both its business operations and economic conditions. United principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. United manages interest rate risk primarily by managing the amount, sources, and duration of its investment securities portfolio and debt funding and the use of derivative financial instruments. Specifically, United enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. United’s derivative financial instruments are used to manage differences in the amount, timing, and duration of United’s known or expected cash receipts and its known or expected cash payments principally related to United’s loans and wholesale borrowings.
The table below presents the fair value of United’s derivative financial instruments as well as their classification on the balance sheet as of March 31, 2009, December 31, 2008 and March 31, 2008.
Derivatives designated as hedging instruments under SFAS 133 (in thousands).

		Fair Value
Interest Rate	Balance Sheet	March 31,	December 31,	March 31,
Products	Location	2009	2008	2008

Asset derivatives	Other assets	$72,942	$81,612	$48,454

There were no derivatives classified as liabilities in the balance sheet at March 31, 2009, December 31, 2008 or March 31, 2008.
Cash Flow Hedges of Interest Rate Risk
United’s objectives in using interest rate derivatives are to add stability to interest revenue and to manage its exposure to interest rate movements. To accomplish this objective, United primarily uses interest rate swaps and floors as part of its interest rate risk management strategy. For United’s variable-rate loans, interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for United making variable-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate floors designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates fall below the strike rate on the contract in exchange for an up front premium. As of March 31, 2009, United had 14 interest rate swaps with an aggregate notional amount of $730 million and 5 interest rate floors with an aggregate notional amount of $300 million that were designated as cash flow hedges of interest rate risk.
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the first quarter of 2009, such derivatives were used to hedge the variable cash flows associated with existing prime-based, variable-rate loans. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended March 31, 2009 and March 31, 2008 no hedge ineffectiveness was recognized on derivative financial instruments designated as cash flow hedges.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest revenue as interest payments are received on United’s prime-based, variable-rate loans. During the remaining nine months of 2009, United estimates that an additional $34.7 million will be reclassified as an increase to interest revenue.
United is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of fifty-two months, excluding forecasted transactions related to the payment of variable interest on existing financial instruments.
Fair Value Hedges of Interest Rate Risk
United is exposed to changes in the fair value of certain of its fixed rate obligations due to changes in LIBOR, a benchmark interest rate. United uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the benchmark interest rate. Interest rate swaps designated as fair value hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for United making variable rate payments over the life of the agreements without the exchange of the underlying notional amount. As of March 31, 2009, United had three interest rate swaps with an aggregate notional amount of $195 million that were designated as fair value hedges of interest rate risk.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. United includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related derivatives. During the three months ended March 31, 2009, United recognized a loss of $1,013,000 related to changes in the fair value of the swaps that were offset by a gain of $1,114,000 related to changes in the fair value of the hedged items. During the three months ended March 31, 2009, United recognized net gains of $101,000 related to ineffectiveness of the hedging relationships. The table below presents the earnings impact of the changes in fair value of the swaps and the hedged items for the three months ended March 31, 2009 (in thousands).

Income Statement	Gain (Loss) on	Gain (Loss) on
Classification	Derivative	Hedged Item

Other fee revenue	$(1,013)	$1,114
Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement
The tables below present the effect of United’s derivative financial instruments on the Income Statement as of March 31, 2009 and March 31, 2008.
Derivatives in SFAS 133 Fair Value Hedging Relationships (in thousands).

Location of Gain (Loss)	Amount of Gain (Loss) Recognized in		Amount of Gain (Loss) Recognized in
Recognized in Income on	Income on Derivative		Income on Hedged Item
Derivative	March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2008

Other fee revenue	$(1,013)	$762	$1,114	$(756)
Derivatives in SFAS 133 Cash Flow Hedging Relationships (in thousands).

Amount of Gain
						Location of Gain	(Loss) Recognized
	Amount of Gain		Location of Gain	Amount of Gain		(Loss) Recognized	in Income on
	(Loss) Recognized		(Loss)	(Loss) Reclassified		in Income on	Derivative
	in Other		Reclassified from	from Accumulated		Derivative	(Ineffective Portion
	Comprehensive		Accumulated	Other		(Ineffective	and Amount
	Income on		Other	Comprehensive		Portion and	Excluded from
	Derivative		Comprehensive	Income into Income		Amount Excluded	Effectiveness
	(Effective Portion)		Income into	(Effective Portion)		from	Testing)
	March 31,	March 31,	Income (Effective	March 31,	March 31,	Effectiveness	March 31,	March 31,
	2009	2008	Portion)	2009	2008	Testing)	2009	2008

Interest rate products	$3,118	$24,748	Interest revenue	$10,990	$4,483	Other fee revenue	$—	$—

Credit-risk-related Contingent Features
United manages its credit exposure on derivatives transactions by entering into a bi-lateral credit support agreement with each counterparty. The credit support agreements require collateralization of exposures beyond specified minimum threshold amounts. The details of these agreements, including the minimum thresholds, vary by counterparty.
United’s agreements with each of its derivative counterparties contain a provision where if either party defaults on any of its indebtedness, then it could also be declared in default on its derivative obligations. The agreements with derivatives counterparties also include provisions that if not met, could result in United being declared in default. United has agreements with certain of its derivative counterparties that contain a provision where if the United fails to maintain its status as a well-capitalized institution, it could be declared in default on its derivative obligations. United has an agreement with one counterparty that contains a provision where if United fails to maintain a minimum shareholders’ equity of $300 million, it could be declared in default on its derivative obligations. An agreement with another counterparty contains a provision where if United fails to maintain a minimum tier 1 leverage ratio of 5.0%, a minimum tier 1 risk-based capital ratio of 6.0%, and a minimum total risk-based capital ratio of 10%, it could be declared in default on its derivative obligations.

Note 8 — Recent Accounting Pronouncements
In April 2009, the FASB issued FASB Staff Position No. FAS 157-4 (“FSP FAS 157-4”), Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This accounting standard will be effective for United for the second quarter of 2009. United does not anticipate a significant impact on results of operations or financial position upon its adoption in the second quarter.
In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1 (“FSP FAS 107-1 and APB 28-1”), Interim Disclosures about Fair Value of Financial Instruments. FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This accounting standard will be effective for United for the second quarter of 2009. It will not have any impact on results of operations or financial position since it is for disclosure purposes only.
In April 2009, the FASB issued FASB Staff Position No. FAS 115-2 and FAS 124-2 (“FSP FAS 115-2 and FAS 124-2”), Recognition and Presentation of Other-Than-Temporary-Impairments. The objective of an other-than-temporary impairment analysis under existing GAAP is to determine whether the holder of an investment in a debt or equity security for which changes in fair value are not regularly recognized in earnings (such as securities classified as held-to-maturity or available-for-sale) should recognize a loss in earnings when the investment is impaired. An investment is impaired if the fair value of the investment is less than its amortized cost basis. This FSP amends the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This accounting standard will be effective for United for the second quarter of 2009. United does not anticipate a significant impact on results of operations or financial position upon its adoption in the second quarter.
Note 9 — Reclassifications
Certain 2008 amounts have been reclassified to conform to the 2009 presentation.
Note 10 — Goodwill
A summary of the changes in goodwill for the three-months ended March 31, 2009 and 2008 is presented below, (in thousands).

	Three Months Ended
	March 31,
	2009	2008

Beginning balance	$305,590	$306,086
Purchase adjustments	—	(496)
Impairment	(70,000)	—

Ending balance	$235,590	$305,590

During the first quarter of 2009, United updated its annual goodwill impairment assessment as a result of its stock price falling significantly below tangible book value. As a result of the updated assessment, goodwill was found to be impaired and was written down to its estimated fair value. The impairment charge of $70 million was recognized as an expense in the first quarter 2009 consolidated statement of income.

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
United is a bank holding company registered with the Federal Reserve under the Bank Holding Company Act of 1956 that was incorporated under the laws of the state of Georgia in 1987 and commenced operations in 1988. At March 31, 2009, United had total consolidated assets of $8.1 billion, total loans of $5.6 billion, total deposits of $6.6 billion and stockholders’ equity of $889 million.
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
United reported a net loss of $103.8 million for the first quarter of 2009, which included a non-recurring, non-cash charge of $70 million for goodwill impairment and severance costs of $2.9 million for a reduction in workforce. United’s net operating loss, which excludes the non-recurring goodwill impairment and severance charges was $32.0 million for the first quarter of 2009. This compared with net income of $16.1 million for the first quarter of 2008. Diluted operating loss per common share was $.71 for the first quarter of 2009, compared with diluted earnings per common share of $.34 for the first quarter of 2008. The goodwill impairment charge and severance costs in the first quarter of 2009 represented $1.45 and $.04, respectively, of the per share loss for the quarter of 2009 bringing the net loss per diluted share to $2.20. The first quarter of 2009 operating loss reflects the current recessionary economic environment and credit losses primarily resulting from the weak housing market.
Operating loss and operating loss per diluted share are non-GAAP performance measures. United’s management believes that operating performance is useful in analyzing the company’s financial performance trends since it excludes items that are non-recurring in nature. A reconciliation of these operating performance measures to GAAP performance measures is included in the financial highlights table on page 16.
Earnings decreased primarily as a result of the goodwill impairment charge, severance costs and a higher provision for loan losses related to the increase in charge-offs within the loan portfolio combined with margin compression due to an increase in non-performing assets, competitive deposit pricing and the ongoing effect of efforts to maintain liquidity. Although the margin was down from a year ago, it was up 38 basis points from the fourth quarter of 2008, reflecting improvement in loan and deposit pricing. Housing sales remain at low levels, leaving a surplus of finished housing and lot inventory in our markets, most notably in the Atlanta MSA. This decline in housing sales negatively affects both the cash flows of our residential construction and land development customers, and the demand for new land development loans.
Nonperforming assets, of $334.5 million, increased to 4.11% of total assets as of March 31, 2009, compared to 1.07 % as of March 31, 2008 and 2.94% as of December 31, 2008. This increase is a reflection of the continuing effects of declining home sales in the Atlanta MSA, which itself is indicative of the regional economic slowdown that is occurring in much of the Southeast.
Fee revenue decreased $1.4 million, or 10%, from the first quarter of 2008. With the exception of mortgage fees, all other fee revenue sources decreased from the first quarter of 2008. Mortgage fees were up $688,000, or 35%, reflecting higher refinancing activity resulting from the low interest rate environment. In terms of mortgage production, United closed 996 loans totaling $174 million in the first quarter of 2009 which set a new company record. The decrease in the other fee revenue categories primarily reflects the weak economy.
Operating expenses, excluding the $70 million goodwill impairment charge and $2.9 million in severance costs, increased $5.0 million, or 11%, from the first quarter of 2008, primarily due to higher expenses associated with and writedowns on foreclosed real estate properties and higher FDIC insurance premiums. Effective January 1, 2009, the FDIC raised deposit insurance rates on all insured depository institutions by seven basis points on the balance of insured deposits. United’s first quarter expenses do not contain any provision for the one-time special assessment that is currently proposed by the FDIC.
Critical Accounting Policies
The accounting and reporting policies of United are in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and conform to general practices within the banking industry. The more critical accounting and reporting policies include United’s accounting for the allowance for loan losses, intangible assets and income taxes. In particular, United’s accounting policies related to allowance for loan losses, intangibles and income taxes involve the use of estimates and require significant judgment to be made by management. Different assumptions in the application of these policies could result in material changes in United’s consolidated financial position or consolidated results of operations. See “Asset Quality and Risk Elements” herein for additional discussion of United’s accounting methodologies related to the allowance.

Table 1 — Financial Highlights
Selected Financial Information

						First
	2009	2008				Quarter
	First	Fourth	Third	Second	First	2009-2008
(in thousands, except per share data; taxable equivalent)	Quarter	Quarter	Quarter	Quarter	Quarter	Change
INCOME SUMMARY
Interest revenue	$103,562	$108,434	$112,510	$116,984	$129,041
Interest expense	46,150	56,561	53,719	55,231	62,754

Net interest revenue	57,412	51,873	58,791	61,753	66,287	(13)%
Provision for loan losses	65,000	85,000	76,000	15,500	7,500
Fee revenue	12,846	10,718	13,121	15,105	14,197	(10)

Total revenue	5,258	(22,409)	(4,088)	61,358	72,984	NM
Operating expenses (1)	52,569	52,439	56,970	49,761	47,529	11

Operating (loss) income before taxes	(47,311)	(74,848)	(61,058)	11,597	25,455	NM
Income tax (benefit) expense	(15,335)	(28,101)	(21,184)	4,504	9,377

Net operating (loss) income (1)	(31,976)	(46,747)	(39,874)	7,093	16,078	NM
Noncash goodwill impairment charge	70,000	—	—	—	—
Severance costs, net of tax benefit	1,797	—	—	—	—

Net (loss) income	(103,773)	(46,747)	(39,874)	7,093	16,078	NM
Preferred dividends	2,554	712	4	4	4

Net (loss) income available to common shareholders	$(106,327)	$(47,459)	$(39,878)	$7,089	$16,074	NM

PERFORMANCE MEASURES
Per common share:
Diluted operating (loss) earnings (1)	$(.71)	$(.99)	$(.84)	$.15	$.34	NM
Per share impact of goodwill impairment charge	(1.45)	—	—	—	—
Per share impact of severance costs	(.04)	—	—	—	—

Diluted (loss) earnings	(2.20)	(.99)	(.84)	.15	.34	NM
Cash dividends declared	—	—	—	.09	.09
Stock dividends declared (5)	1 for 130	1 for 130	1 for 130	—	—
Book value	14.70	16.95	17.12	17.75	18.50	(21)
Tangible book value (3)	9.65	10.39	10.48	11.03	11.76	(18)
Key performance ratios:
Return on tangible equity (2)(3)	NM %	NM %	NM %	5.86%	13.16%
Return on equity (2)(4)	NM	NM	NM	3.41	7.85
Return on assets (4)	NM	NM	NM	.34	.78
Net interest margin (4)	3.08	2.70	3.17	3.32	3.55
Operating efficiency ratio (3)	79.29	81.34	79.35	65.05	59.03
Equity to assets	11.64	10.08	10.28	10.33	10.30
Tangible equity to assets (3)	8.30	6.59	6.65	6.77	6.73
Tangible common equity to assets (3)	6.13	6.23	6.65	6.77	6.73
ASSET QUALITY
Net charge-offs	$43,281	$74,028	$55,736	$14,313	$7,075
Non-performing loans (NPLs)	259,155	190,723	139,266	123,786	67,728
Foreclosed properties	75,383	59,768	38,438	28,378	22,136

Total non-performing assets (NPAs)	334,538	250,491	177,704	152,164	89,864
Allowance for loan losses	143,990	122,271	111,299	91,035	89,848
Allowance for loan losses to loans	2.56%	2.14%	1.91%	1.53%	1.51%
Net charge-offs to average loans (4)	3.09	5.09	3.77	.97	.48
NPAs to loans and foreclosed properties	5.86	4.35	3.03	2.55	1.50
NPAs to total assets	4.11	2.94	2.20	1.84	1.07
AVERAGE BALANCES
Loans	$5,675,054	$5,784,139	$5,889,168	$5,933,143	$5,958,296	(5)
Investment securities	1,712,654	1,508,808	1,454,740	1,507,240	1,485,515	15
Earning assets	7,530,230	7,662,536	7,384,287	7,478,018	7,491,480	1
Total assets	8,312,648	8,449,097	8,146,880	8,295,748	8,305,621	—
Deposits	6,780,531	6,982,229	6,597,339	6,461,361	6,051,069	12
Shareholders’ equity	967,505	851,956	837,487	856,727	855,659	13
Common shares — basic	48,324	47,844	47,417	47,158	47,052
Common shares — diluted	48,324	47,844	47,417	47,249	47,272
AT PERIOD END
Loans	$5,632,705	$5,704,861	$5,829,937	$5,933,141	$5,967,839	(6)
Investment securities	1,719,033	1,617,187	1,400,827	1,430,588	1,508,402	14
Total assets	8,140,909	8,520,765	8,072,543	8,264,051	8,386,255	(3)
Deposits	6,616,488	7,003,624	6,689,335	6,696,456	6,175,769	7
Shareholders’ equity	888,853	989,382	816,880	837,890	871,452	2
Common shares outstanding	48,487	48,009	47,596	47,096	47,004

(1)	Excludes the non-recurring goodwill impairment charge of $70 million and severance costs of $2.9 million, net of income tax benefit of $1.1 million in the first quarter of 2009.

(2)	Net income available to common shareholders, which excludes preferred stock dividends, divided by average realized common equity, which excludes accumulated other comprehensive income (loss).

(3)	Excludes effect of acquisition related intangibles and associated amortization.

(4)	Annualized.

(5)	Number of new shares issued for shares currently held.
NM	— Not meaningful.

Results of Operations
United reported a net loss of $103.8 million for the first quarter of 2009, which included a non-recurring, non-cash goodwill impairment charge of $70 million and severance costs of $2.9 million. This compared to net income of $16.1 million for the same period in 2008. The first quarter 2009 diluted loss per share was $2.20, of which $1.45 related to the goodwill impairment charge. This compared to diluted earnings per share of $.34 for the first quarter of 2008. The loss in the first quarter of 2009 reflects the continuing effect of the economic recession and the weak housing market.
Net Interest Revenue (Taxable Equivalent)
Net interest revenue (the difference between the interest earned on assets and the interest paid on deposits and borrowed funds) is the single largest component of total revenue. United actively manages this revenue source to provide optimal levels of revenue while balancing interest rate, credit and liquidity risks. Net interest revenue for the three months ended March 31, 2009 was $57.4 million, down $8.9 million, or 13%, from last year but up $5.5 million from the fourth quarter of 2008. Average loans decreased $283 million, or 5%, from the first quarter last year. The decrease in the loan portfolio was a result of the slowdown in the housing market, particularly in the Atlanta MSA where period-end loans decreased $318 million from March 31, 2008. Much of the decrease was intentional as management sought to rebalance the loan portfolio by reducing the concentration of residential construction loans, particularly in the Atlanta MSA where the housing market has been under considerable stress. Period-end loans in north Georgia and North Carolina decreased $57 million and $8 million, respectively. In contrast, coastal Georgia increased $21 million, the Gainesville MSA increased $7 million and east Tennessee increased $20 million from the first quarter of 2008.
Average interest-earning assets for the first quarter 2009 increased $38.8 million, or 1%, over the same period in 2008. The increase in interest-earning assets, which was primarily in the investment securities portfolio and other short-term investments, was partially funded by interest-bearing sources. Average interest-bearing liabilities decreased $63.4 million from the first quarter of 2008 with the Series B preferred stock of $180 million, issued in the fourth quarter as part of the U.S. Treasury’s Capital Purchase Program funding the balance sheet growth and replacing a portion of the borrowed funds. Dividends on the Series B preferred shares are not included in net income (loss) but are subtracted from net income (loss) in the determination of net income (loss) available to common shareholders.
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
For the three months ended March 31, 2009 and 2008, the net interest spread was 2.74% and 3.15%, respectively, while the net interest margin was 3.08% and 3.55%, respectively. The compression of the spread and margin was primarily the result of a rise in non-performing assets and higher than normal deposit pricing resulting from competition for deposits due to liquidity pressures affecting the banking industry as a whole. The compression of the spread and margin was also due to the lowering of the prime interest rate initiated by actions of the Federal Reserve beginning in September 2007 and the resulting decrease in the repricing of our interest earning assets faster than our interest-bearing liabilities. Also contributing to the lower spread and net interest margin was a shift in earning-asset mix from loans to investment securities. These factors continued to compress the net interest margin and the net interest spread through most of the fourth quarter of 2008 leading to a net interest margin of 2.70% in the fourth quarter. Deposit pricing competition began to ease late in the fourth quarter and United intensified its focus on loan pricing to ensure that it was being adequately compensated for the credit risk it was taking. The combined effect of the easing of deposit pricing competition and widening credit spreads in United’s loan portfolio led to the 38 basis point increase in the net interest margin from the fourth quarter of 2008 to the first quarter of 2009.
The average yield on interest-earning assets for the first quarter of 2009 was 5.56%, compared with 6.92% in the first quarter of 2008. Loan yields were down 153 basis points compared with the first quarter of 2008, due to the effect of the Federal Reserve’s policy of lowering interest rates to stimulate the economy on United’s primarily prime-based loan portfolio and the higher level of non-performing loans.
The average cost of interest-bearing liabilities for the first quarter was 2.82% compared to 3.77% from the same period of 2008. Throughout much of early 2008, United was unable to reduce deposit rates commensurate with the rate declines in its loan portfolio. This trend became more visible in the third and fourth quarters of 2008 when industry liquidity pressures led to increased competition for deposits and did not allow United to reduce deposit rates to correspond with the Federal Reserve’s actions to lower interest rates. Late in the fourth quarter of 2008, liquidity pressures began to ease, allowing United to lower its deposit rates and still maintain its liquidity position.

The following table shows the relationship between interest revenue and expense, and the average amounts of interest-earning assets and interest-bearing liabilities for the three months ended March 31, 2009 and 2008.
Table 2 — Average Consolidated Balance Sheets and Net Interest Analysis
For the Three Months Ended March 31,

	2009			2008
	Average		Avg.	Average		Avg.
(dollars in thousands, taxable equivalent)	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (1)(2)	$5,675,054	$81,749	5.84%	$5,958,296	$109,252	7.37%
Taxable securities (3)	1,682,603	20,433	4.86	1,448,224	18,628	5.15
Tax-exempt securities (1)(3)	30,051	522	6.95	37,291	648	6.95
Federal funds sold and other interest-earning assets	142,522	858	2.41	47,669	513	4.30

Total interest-earning assets	7,530,230	103,562	5.56	7,491,480	129,041	6.92

Non-interest-earning assets:
Allowance for loan losses	(128,798)			(92,025)
Cash and due from banks	104,411			154,706
Premises and equipment	179,495			181,355
Other assets (3)	627,310			570,105

Total assets	$8,312,648			$8,305,621

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW	$1,358,149	$3,337	1.00	$1,462,116	$8,587	2.36
Money market	477,325	2,237	1.90	439,049	2,913	2.67
Savings	172,708	127	.30	184,812	227	.49
Time less than $100,000	1,942,897	17,217	3.59	1,553,313	18,223	4.72
Time greater than $100,000	1,393,188	12,825	3.73	1,365,307	16,370	4.82
Brokered	786,171	6,011	3.10	374,402	4,291	4.61

Total interest-bearing deposits	6,130,438	41,754	2.76	5,378,999	50,611	3.78

Federal funds purchased and other borrowings	150,517	553	1.49	551,812	4,318	3.15
Federal Home Loan Bank advances	204,941	1,074	2.13	661,498	5,745	3.49
Long-term debt	150,997	2,769	7.44	107,996	2,080	7.75

Total borrowed funds	506,455	4,396	3.52	1,321,306	12,143	3.70

Total interest-bearing liabilities	6,636,893	46,150	2.82	6,700,305	62,754	3.77

Non-interest-bearing liabilities:
Non-interest-bearing deposits	650,093			672,070
Other liabilities	58,157			77,587

Total liabilities	7,345,143			7,449,962
Shareholders’ equity	967,505			855,659

Total liabilities and shareholders’ equity	$8,312,648			$8,305,621

Net interest revenue		$57,412			$66,287

Net interest-rate spread			2.74%			3.15%

Net interest margin (4)			3.08%			3.55%

(1)
Interest revenue on tax-exempt securities and loans has been increased to reflect comparable interest on taxable securities and loans. The rate used was 39%, reflecting the statutory federal income tax rate and the federal tax adjusted state income tax rate.

(2)	Included in the average balance of loans outstanding are loans where the accrual of interest has been discontinued.

(3)	Securities available for sale are shown at amortized cost. Pretax unrealized gains of $10.6 million in 2009 and $15.9 million in 2008 are included in other assets for purposes of this presentation.

(4)	Net interest margin is taxable equivalent net-interest revenue divided by average interest-earning assets.

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
Table 3 — Change in Interest Revenue and Expense on a Taxable Equivalent Basis
(in thousands)

	Three Months Ended March 31, 2009
	Compared to 2008
	Increase (decrease)
	Due to Changes in
	Volume	Rate	Total
Interest-earning assets:
Loans	$(4,991)	$(22,512)	$(27,503)
Taxable securities	2,889	(1,084)	1,805
Tax-exempt securities	(126)	—	(126)
Federal funds sold and other interest-earning assets	653	(308)	345

Total interest-earning assets	(1,575)	(23,904)	(25,479)

Interest-bearing liabilities:
NOW accounts	(572)	(4,678)	(5,250)
Money market accounts	237	(913)	(676)
Savings deposits	(14)	(86)	(100)
Time deposits less than $100,000	4,004	(5,010)	(1,006)
Time deposits greater than $100,000	328	(3,873)	(3,545)
Brokered deposits	3,513	(1,793)	1,720

Total interest-bearing deposits	7,496	(16,353)	(8,857)

Federal funds purchased & other borrowings	(2,177)	(1,588)	(3,765)
Federal Home Loan Bank advances	(2,967)	(1,704)	(4,671)
Long-term debt	793	(104)	689

Total borrowed funds	(4,351)	(3,396)	(7,747)

Total interest-bearing liabilities	3,145	(19,749)	(16,604)

Decrease in net interest revenue	$(4,720)	$(4,155)	$(8,875)

Provision for Loan Losses
The provision for loan losses was $65.0 million for the first quarter of 2009, compared with $7.5 million for the same period in 2008. Net loan charge-offs as an annualized percentage of average outstanding loans for the three months ended March 31, 2009 were 3.09%, compared to .48% for the first quarter of 2008. As the housing market in United’s markets has struggled, most notably in the Atlanta MSA, it has been difficult for many builders and developers to obtain cash flow from selling lots and houses needed to service debt. This deterioration of the residential construction and housing market has affected the Southeast and resulted in higher credit losses and an increase in non-performing assets.
The provision for loan losses is based on management’s evaluation of losses inherent in the loan portfolio and corresponding analysis of the allowance for loan losses at quarter-end. The amount of provision recorded in the first quarter was the amount required such that the total allowance for loan losses reflects, in the estimation of management, the appropriate balance and is adequate to cover inherent losses in the loan portfolio. The increase in the allowance was a result of further credit deterioration within United’s loan portfolio. Although a majority of the losses have been within the residential construction and development portion of the portfolio in the Atlanta MSA, credit quality deterioration has been observed in other markets and loan categories. Additional discussion on loan quality and the allowance for loan losses is included in the Asset Quality section of this report.

Fee Revenue
Although United continues to focus on increasing fee revenue through new products and services, fee revenue for the three months ended March 31, 2009 was $12.8 million, a decrease of $1.4 million, or 10%, from the first quarter of 2008. The following table presents the components of fee revenue for the first quarters of 2009 and 2008.
Table 4 — Fee Revenue
(dollars in thousands)

	Three Months Ended
	March 31,
	2009	2008	Change

Service charges and fees	$7,034	$7,813	(10)%
Mortgage loan and related fees	2,651	1,963	35
Consulting fees	1,021	1,807	(43)
Brokerage fees	689	1,093	(37)
Securities gains, net	303	—
Other	1,148	1,521	(25)

Total	$12,846	$14,197	(10)

Service charges and fees of $7.0 million were down $779,000, or 10%, from the first quarter of 2008, primarily due to lower overdraft fees.
Mortgage loans and related fees for the first quarter were up $688,000, or 35%, from the first quarter of 2008. The increase is due to a much higher level of refinancing activity as mortgage rates fell to historical lows. In the first quarter of 2009, United closed 996 loans totaling $174.3 million compared with 552 loans totaling $96.8 million in the first quarter of 2008. The first quarter 2009 origination activity was at a record level for United. Substantially all originated residential mortgages were sold into the secondary market including the right to service these loans.
Consulting fees decreased $786,000, or 43%, compared to the first three months of 2008. This decrease is a direct result of the current economic stress affecting the financial services industry which has limited sales of new consulting projects. During the first quarter, several consultants were engaged in United’s internal project to improve financial performance through revenue enhancement and cost savings initiatives. This project allowed United to maintain the consultants’ productivity while providing a valuable service to United, however, these services do not result in the recognition of consolidated consulting fee revenue for financial reporting purposes since the services were performed by a wholly-owned subsidiary.
Brokerage fees of $689,000 were down $404,000, or 37%, from the first quarter of 2008 due to the continuing weak market conditions.
Other fee revenue of $1.1 million decreased $373,000 or 25%, from the first quarter of 2008. This decline is due to lower revenue generated by United’s bank owned life insurance assets.

Operating Expenses
For the three months ended March 31, 2009, total operating expenses were $125.5 million, which included a $70 million charge for goodwill impairment and $2.9 million in severance costs relating to a reduction in force. Excluding those non-recurring charges, operating expenses for the first quarter of 2009 were $52.6 million, an increase of $5.0 million, or 11%, compared with $47.5 million for the same period in 2008. The following table presents the components of operating expenses for the three months ended March 31, 2009 and 2008.
Table 5 — Operating Expenses
(dollars in thousands)

	Three Months Ended
	March 31,
	2009	2008	Change

Salaries and employee benefits	$28,839	$28,754	—%
Communications and equipment	3,729	3,832	(3)
Occupancy	3,807	3,716	2
Advertising and public relations	1,109	1,351	(18)
Postage, printing and supplies	1,182	1,592	(26)
Professional fees	2,293	1,921	19
Foreclosed property	4,319	911	374
FDIC assessments and other regulatory charges	2,682	1,266	112
Amortization of intangibles	739	767	(4)
Goodwill impairment	70,000	—
Severance costs	2,898	—
Other	3,870	3,419	13

Total	$125,467	$47,529	164

Salaries and employee benefits for the first quarter 2009 totaled $28.8 million, unchanged from the same period of 2008. Although United reduced headcount in the first quarter of 2009 through a reduction in force, the positions were eliminated late in the quarter so the reduction in expense will occur in the second quarter and beyond. Through the reduction in force, United reduced headcount from 1,994 employees at December 31, 2008 to 1,851 at March 31, 2009.
Professional fees for the first quarter of 2009 of $2.3 million were up $372,000, or 19%, from the same period in 2008. The increase is primarily related to legal fees incurred in the loan workout process.
Foreclosed property expense of $4.3 million for the first quarter of 2009 was up $3.4 million from the first quarter of 2008 reflecting the increase in the number of foreclosed properties. This expense category includes legal fees, property taxes, marketing costs, utility services, maintenance and repair charges as well as realized losses and write downs associated with foreclosed properties.
FDIC assessments and other regulatory charges of $2.7 million for the first quarter of 2009 increased $1.4 million from the first quarter of 2008 reflecting the seven basis point increase in FDIC insurance premiums charged to all insured depository institutions beginning on January 1, 2009. United did not record any expense associated with the FDIC’s proposed special assessment during the first quarter.
Other expense of $3.9 million for the first three months of 2009 increased $451,000 from the first quarter of 2008. The increase was primarily due to a loss of $405,000 on an equity investment in a bank that failed during the first quarter.
Income Taxes
Income tax benefit for the first quarter 2009 was $16.9 million as compared with income tax expense of $8.8 million for the first quarter of 2008, representing an effective tax rate of 14.0% and 35.5%, respectively. The effective tax rates were lower than the statutory tax rates primarily due to interest revenue on certain investment securities and loans that are exempt from income taxes, tax exempt fee revenue, tax credits received on affordable housing investments, the goodwill impairment charge and the change in valuation allowance on deferred tax assets as discussed below. Additional information regarding income taxes can be found in Note 14 to the consolidated financial statements filed with United’s 2008 Form 10-K.
The effective tax rate for the first quarter of 2009 reflects the tax treatment of the $70 million goodwill impairment charge. Since the majority of United’s goodwill originated from acquisitions that were treated as tax-free exchanges, no goodwill was recognized for tax reporting purposes and therefore no tax deduction is allowed for the impairment charge. Likewise, no tax benefit is recognized in the financial statements relating to the $70 million charge. The first quarter 2009 effective tax rate also reflects a valuation allowance established for deferred tax assets. Management determined that it is more likely than not that approximately $2.3 million, net of Federal benefit, in state low income housing tax credits will expire unused due to their very short three year carry forward period.

Balance Sheet Review
Total assets at March 31, 2009 and 2008 were $8.1 billion and $8.4 billion, respectively. Average total assets for the first quarter of 2009 were $8.3 billion, unchanged from the first quarter of 2008.
Goodwill
United reviews its goodwill for impairment annually, or more frequently if circumstances indicate that goodwill has been impaired. United completed its annual goodwill impairment assessment as of December 31, 2008. In completing the annual assessment, United engaged an international accounting firm to assist with the valuation. United’s year-end goodwill impairment assessment indicated that there was no goodwill impairment.
Since year-end, United’s stock price fell from $13.58 at December 31, 2008 to a low of $2.28 in the first quarter and ended the first quarter of 2009 at $4.16 which management believes reflects uncertainty about the economic cycle. Additionally, the stock prices of the peer group used as part of the valuation analysis in the year-end goodwill impairment assessment experienced similar declines. The current economic environment has resulted in lower earnings with higher credit costs and those costs have been reflected in the income statement as well as valuation adjustments to the loan balances through increases to the level of the allowance for loan losses. With the stock price trading at a significant discount to book value and tangible book value and these other factors, management believed that goodwill should be re-assessed for impairment. United engaged the same international accounting firm to update their year-end valuation analysis, which included several commonly accepted valuation techniques, including a discounted cash flows analysis and several techniques involving comparisons to peer company valuations. The conclusion from the updated impairment analysis was that impairment was present and a $70 million charge to earnings was taken.
Because goodwill is an intangible asset that cannot be sold separately or otherwise disposed of, it is not recognized in determining capital adequacy for regulatory purposes. Therefore the goodwill impairment charge had no effect on United’s regulatory capital ratios.
Loans
The following table presents a summary of the loan portfolio.
Table 6 — Loans Outstanding
(dollars in thousands)

	March 31,	December 31,	March 31,
	2009	2008	2008
By Loan Type
Commercial (secured by real estate)	$1,778,691	$1,626,966	$1,526,282
Commercial construction	376,682	499,663	548,063
Commercial (commercial and industrial)	387,344	410,529	437,220

Total commercial	2,542,717	2,537,158	2,511,565
Residential construction	1,430,319	1,478,679	1,791,338
Residential mortgage	1,503,893	1,526,388	1,490,951
Installment	155,776	162,636	173,985

Total loans	$5,632,705	$5,704,861	$5,967,839

As a percentage of total loans:
Commercial (secured by real estate)	32%	29%	26%
Commercial construction	6	8	9
Commercial (commercial and industrial)	7	7	7

Total commercial	45	44	42
Residential construction	25	26	30
Residential mortgage	27	27	25
Installment	3	3	3

Total	100%	100%	100%

By Geographic Location
Atlanta MSA	$1,660,177	$1,705,561	$1,978,047
Gainesville MSA	421,420	420,169	414,743
North Georgia	2,013,458	2,040,082	2,070,551
Western North Carolina	808,127	809,863	816,389
Coastal Georgia	460,122	463,642	439,116
East Tennessee	269,401	265,544	248,993

Total loans	$5,632,705	$5,704,861	$5,967,839

Substantially all of United’s loans are to customers located in the immediate market areas of its community banks in Georgia, North Carolina, and Tennessee. At March 31, 2009, total loans were $5.6 billion, a decrease of $335 million, or 6%, from March 31, 2008. The rate of loan growth began to decline in the first quarter of 2007 and the balances have continued to decline through 2008 and into 2009. The decline in loan growth was due to deterioration in the residential construction and housing markets. This deterioration resulted in part in an oversupply of lot inventory within United’s markets, which further slowed construction activities and acquisition and development projects. To date, the decline in the housing market has been most severe in the Atlanta MSA although there has been some migration of deterioration into United’s other markets.
Asset Quality and Risk Elements
United manages asset quality and controls credit risk through review and oversight of the loan portfolio as well as adherence to policies designed to promote sound underwriting and loan monitoring practices. United’s credit administration function is responsible for monitoring asset quality, establishing credit policies and procedures and enforcing the consistent application of these policies and procedures among all of the Community Banks. Additional information on the credit administration function is included in Item 1 under the heading Loan Review and Non-performing Assets in United’s Annual Report on Form 10-K.
The provision for loan losses charged to earnings was based upon management’s judgment of the amount necessary to maintain the allowance at a level appropriate to absorb losses inherent in the loan portfolio at quarter-end. The amount each period is dependent upon many factors, including growth and changes in the composition of the loan portfolio, net charge-offs, delinquencies, management’s assessment of loan portfolio quality, the value of collateral, and other macro-economic factors and trends. The evaluation of these factors is performed quarterly by management through an analysis of the appropriateness of the allowance for loan losses. The increase in the allowance for loan losses during the first quarter of 2009 was due to an increase in classified assets, deterioration in the collateral values leading to an expectation of higher charge-offs upon default, further weakening of the housing market, and the recessionary economic environment.
Reviews of non-performing loans, past due loans and larger credits, designed to identify potential charges to the allowance for loan losses, as well as determine the adequacy of the allowance, are conducted on a regular basis during the quarter. These reviews are performed by the responsible lending officers, as well as by a separate loan review department, and consider such factors as the financial strength of borrowers, the value of the applicable collateral, past loan loss experience, anticipated loan losses, growth in the loan portfolio, prevailing economic conditions and other factors. United also uses external loan review to supplement the activities of United’s internal loan review and to ensure the independence of the loan review process.

The following table presents a summary of the changes in the allowance for loan losses for the three-month periods ended March 31, 2009 and 2008.
Table 7 — Allowance for Loan Losses
(in thousands)

	Three Months Ended
	March 31,
	2009		2008
Balance beginning of period	$122,271		$89,423
Provision for loan losses	65,000		7,500
Charge-offs:
Commercial (commercial and industrial)	1,208		324
Commercial (secured by real estate)	865		630
Commercial construction	54		—
Residential construction	37,967		4,808
Residential mortgage	3,111		1,073
Installment	926		667

Total loans charged-off	44,131		7,502

Recoveries:
Commercial (commercial and industrial)	335		20
Commercial (secured by real estate)	39		—
Commercial construction	—		—
Residential construction	205		143
Residential mortgage	127		62
Installment	144		202

Total recoveries	850		427

Net charge-offs	43,281		7,075

Balance end of period	$143,990		$89,848

Total loans:
At period-end	$5,632,705		$5,967,839
Average	5,675,054		5,958,296
Allowance as a percentage of period-end loans	2.56%		1.51%
As a percentage of average loans (annualized):
Net charge-offs	3.09		.48
Provision for loan losses	4.65		.51
Allowance as a percentage of non-performing loans	56	*	133

*	- Excluding impaired loans with no allocated reserve, the coverage ratio was 117% at March 31, 2009.
Management believes that the allowance for loan losses at March 31, 2009 reflects the losses inherent in the loan portfolio. This assessment involves uncertainty and judgment; therefore, the adequacy of the allowance for loan losses cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require adjustments to the provision for loan losses in future periods if, in their opinion, the results of their review warrant such additions.

Non-performing Assets
The table below summarizes non-performing assets.
Table 8 — Non-Performing Assets
(dollars in thousands)

	March 31,	December 31,	March 31,
	2009	2008	2008
Non-accrual loans	$259,155	$190,723	$67,728
Loans past due 90 days or more and still accruing	—	—	—

Total non-performing loans	259,155	190,723	67,728
Other real estate owned (OREO)	75,383	59,768	22,136

Total non-performing assets	$334,538	$250,491	$89,864

Non-performing loans as a percentage of total loans	4.60%	3.34%	1.13%
Non-performing assets as a percentage of total loans and OREO	5.86	4.35	1.50
Non-performing assets as a percentage of total assets	4.11	2.94	1.07
Non-performing loans totaled $259.2 million, compared with $190.7 million at December 31, 2008 and $67.7 million at March 31, 2008. The ratio of non-performing loans to total loans increased substantially from March 31, 2008 and December 31, 2008 reflecting continued deterioration in United’s residential construction and development portfolio primarily in the Atlanta MSA. Non-performing assets, which include non-performing loans and foreclosed real estate, totaled $334.5 million at March 31, 2009, compared with $250.5 million at December 31, 2008 and $89.9 million at March 31, 2008. United’s position throughout the recession has been to actively and aggressively work to dispose of problem assets quickly. In the latter half of 2008, with the rising number of foreclosed properties saturating the market and driving prices down, United made a strategic decision to hold certain foreclosed properties that have strong prospects for a recovery in value upon market stabilization. By holding those properties, United expects to realize more value upon disposition, thereby maximizing returns to shareholders. The strategy to hold selected properties will result in elevated levels of nonperforming assets over the next few quarters.
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
At March 31, 2009 and 2008 there were $200.9 million and $64.5 million, respectively, of loans classified as impaired under the definition outlined in SFAS No. 114 Accounting By Creditors For Impairment of a Loan. Of these, $136.2 million and $8.0 million, respectively, did not have a specific reserve allocated. At March 31, 2009, $64.7 million had specific reserves allocated totaling $22.6 million. At March 31, 2008, $56.4 million had specific reserves allocated totaling $12.0 million. The average recorded investment in impaired loans for the quarters ended March 31, 2009 and 2008 was $206.0 million and $38.8 million, respectively. There was no interest revenue recognized on loans while they were impaired for the first three months of 2009.
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
Total investment securities available for sale at quarter-end increased $210.6 million from a year ago. The investment portfolio is used as a supplemental tool to stabilize interest rate sensitivity and increase net interest revenue. At March 31, 2009 and 2008, the securities portfolio represented approximately 21% and 18% of total assets, respectively.
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

Deposits
Total deposits as of March 31, 2009 were $6.6 billion, an increase of $441 million, or 7%, from March 31, 2008. Total non-interest-bearing demand deposit accounts of $665 million decreased $25 million, or 4%, and NOW, money market and savings accounts of $2.0 billion decreased $181 million, or 8%. Management believes the decreases were primarily caused by seasonal timing, the slowdown in the local economy and the resultant increase in the use of funds by United’s customers because average balances per account have declined over the past year. Since December 31, 2008, United has seen increases in balances of non-interest bearing-demand, NOW (excluding public funds), money market and savings balances as a result of internal efforts to raise core deposits.
Total time deposits, excluding brokered deposits, as of March 31, 2009 were $3.3 billion, an increase of $351 million, or 12%, from March 31, 2008. Time deposits less than $100,000 totaled $1.9 billion, an increase of $376 million, or 24%, from a year ago. Time deposits of $100,000 and greater totaled $1.4 billion as of March 31, 2009, a decrease of $25 million, or 2%, from March 31, 2008. During the second quarter of 2008, United made a decision to actively pursue time deposits by offering a 15 month certificate of deposit at an attractive rate, in order to increase liquidity. The program was successful in adding over $400 million of customer deposits. United also takes advantage of “brokered” time deposits, issued in certificates of less than $100,000, as an alternate source of cost-effective funding. Brokered time deposits as of March 31, 2009 were $727 million, compared with $432 million at March 31, 2008.
Wholesale Funding
The Bank is a shareholder in a Federal Home Loan Bank (“FHLB”) of Atlanta. Through this affiliation, FHLB secured advances totaled $260 million and $615 million as of March 31, 2009 and 2008, respectively. This decline was the result of a successful CD program during the second quarter of 2008 and use of brokered deposits in order to keep collateral available for liquidity purposes. United anticipates continued use of this short- and long-term source of funds. FHLB advances outstanding at March 31, 2009 had both fixed and floating interest rates from 0% to 4.49%. Additional information regarding FHLB advances, is provided in Note 10 to the consolidated financial statements included in United’s 2008 Form 10-K.
At March 31, 2009, United had $159 million in Federal funds purchased, repurchase agreements, and other short-term borrowings outstanding, compared to $533 million outstanding at March 31, 2008. United takes advantage of these additional sources of liquidity when rates are favorable compared to other forms of short-term borrowings, such as FHLB advances and brokered deposits.
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
One of the tools management uses to estimate the sensitivity of net interest revenue to changes in interest rates is an interest rate simulation model. Such estimates are based upon a number of assumptions for each scenario, including maintaining current balance sheet levels, deposit repricing characteristics and the rate of prepayments. The simulation model measures the potential change in net interest revenue over a twelve-month period under multiple interest rate scenarios. The base scenario assumes rates remain flat over the next twelve months and is the scenario to which all others are compared to in order to measure the change in net interest revenue. A second commonly analyzed scenario is a most likely scenario that projects the most likely change in rates over the next twelve months based on the slope of the yield curve. Other scenarios analyzed may include rate shocks, narrowing or widening spreads, and yield curve steepening or flattening.
United’s policy is based on the 12-month impact on net interest revenue of interest rate ramps that increase 200 basis points and decrease 200 basis points from the flat-rate scenario. In the ramp scenarios, rates change 25 basis points per month over the initial eight months. The policy limits the change in net interest revenue over the next 12 months to a 10% decrease in either scenario. Historically low rates on March 31, 2009 made use of the down 200 basis point scenario problematic. At March 31, 2009 United’s simulation model indicated that a 200 basis point increase in rates over the next twelve months would cause an approximate 3.2% decrease in net interest revenue and a 25 basis point decrease in rates over the next twelve months would cause an approximate .8% increase in net interest revenue. The shift to a liability sensitive position is primarily due to the inclusion of floors in most new floating rate loans which causes the balance sheet to be liability sensitive for the first 200 basis point increase in rates.
In order to manage its interest rate sensitivity, United uses off-balance sheet contracts that are considered derivative financial instruments. Derivative financial instruments can be a cost and capital effective means of modifying the repricing characteristics of on-balance sheet assets and liabilities. At March 31, 2009, United was a party to interest rate swap contracts under which it pays a variable rate and receives a fixed rate, and interest rate floor contracts in which United pays a premium to a counterparty who agrees to pay United the difference between a variable rate and a strike rate if the variable rate falls below the strike rate.

The following table presents the interest rate derivative contracts outstanding.
Table 9 — Derivative Financial Instruments
As of March 31, 2009 (dollars in thousands)

	Notional	Rate	Rate	Fair
Type/Maturity	Amount	Received	Paid	Value (5)
Fair Value Hedges:
LIBOR Swaps (Brokered CDs)
August 27, 2010 (1)	$50,000	4.30%	1.60%	$1,596
September 22, 2010 (2)	50,000	4.25	1.77	1,492
September 30, 2010 (1)	95,000	4.25	1.60	3,095

Total Fair Value Hedges:	195,000	4.26	1.64	6,183

Cash Flow Hedges:
Prime Swaps (Prime Loans) (3)
May 4, 2009	30,000	8.29	3.25	150
June 9, 2010	100,000	5.82	3.25	2,894
June 11, 2010	25,000	8.26	3.25	1,456
June 13, 2011	25,000	6.72	3.25	1,605
December 12, 2011	25,000	6.86	3.25	1,913
January 2, 2012	100,000	6.71	3.25	7,277
March 12, 2012	50,000	6.87	3.25	4,028
March 27, 2012	50,000	6.76	3.25	3,896
March 27, 2012	50,000	6.72	3.25	3,705
January 31, 2013	50,000	6.26	3.25	3,355
May 6, 2013	50,000	7.21	3.25	5,324
July 22, 2013	100,000	6.88	3.25	9,295
July 25, 2013	50,000	6.92	3.25	4,880
July 25, 2013	25,000	6.91	3.25	2,477

Total:	730,000	6.77	3.25	52,255

Prime Floors (Prime Loans) (4)
May 1, 2009	25,000	8.75		148
November 1, 2009	75,000	8.75		2,483
February 4, 2010	100,000	8.75		4,702
August 1, 2010	50,000	8.75		3,579
August 4, 2010	50,000	8.75		3,592

Total:	300,000			14,504

Total Cash Flow Hedges:	1,030,000			66,759

Total Derivative Contracts	$1,225,000			$72,942

(1)	Rate Paid equals 1-Month LIBOR plus 1.075

(2)	Rate Paid equals 1-Month LIBOR plus 1.2435

(3)	Rate Paid equals Prime rate as of March 31, 2009

(4)	Floor contracts receive cash payments equal to the floor rate less the prime rate

(5)	Excludes accrued interest
United’s derivative financial instruments are classified as either cash flow or fair value hedges. The change in fair value of cash flow hedges is recognized in other comprehensive income. Fair value hedges recognize currently in earnings both the effect of the change in the fair value of the derivative financial instrument and the offsetting effect of the change in fair value of the hedged asset or liability associated with the particular risk of that asset or liability being hedged. At March 31, 2009, United had interest rate swap contracts with a total notional amount of $730 million that were designated as cash flow hedges of prime-based loans. United had interest rate floor contracts with a total notional of $300 million and a remaining unamortized premium balance of $2.4 million that were also designated as cash flow hedges of prime-based loans. United also had receive fixed, pay LIBOR swap contracts with a total notional of $195 million that were accounted for as fair value hedges of brokered deposits.

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
The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and the maturities and sales of securities. Mortgage loans held for sale totaled $43 million at March 31, 2009, and typically turn over every 45 days as the closed loans are sold to investors in the secondary market.
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
United had sufficient qualifying collateral to increase FHLB advances by $1.0 billion at March 31, 2009. United’s internal policy limits brokered deposits to 25% of total assets. At March 31, 2009, United had the capacity to increase brokered deposits by $1.3 billion and still remain within this limit. Also, United had sufficient qualifying assets pledged to the Federal Reserve under the Term Auction Facility, Term Investment Option and Discount Window to increase short-term borrowings by $471 million.
As disclosed in United’s consolidated statement of cash flows, net cash provided by operating activities was $52.6 million for the three months ended March 31, 2009. The net loss of $103.8 million for the quarter included non-cash expenses for provision for loan losses of $65 million and goodwill impairment of $70 million. Also included in cash provided from operating activities was a $49.6 million net increase in accrued expenses other liabilities that primarily related to a federal tax refund received in the first quarter and cash collateral received from counterparties to derivatives contracts. This was offset by a net increase in mortgage loans held for sale of $22.8 million and a net increase in other assets of $9.3 million. Net cash used by investing activities of $99.2 million consisted primarily of purchases of securities of $297.6 million, a net increase in loans of $9.9 million and purchases of premises and equipment of $2.8 million, which were partially offset by proceeds from sales of securities of $14.2 million, maturities and calls of investment securities of $174.2 million, and proceeds from sales of other real estate of $22.6 million. Net cash used by financing activities of $312.3 million consisted primarily of a net decrease of $386.3 million in deposits. This was offset by a $50.3 million increase in federal funds and other short-term borrowings and a net increase of $25 million in Federal Home Loan Bank advances.
Capital Resources and Dividends
Shareholders’ equity at March 31, 2009 was $888.9 million, a decrease of $100.5 million from December 31, 2008. The non-cash goodwill impairment charge accounted for $70 million of the decrease. Accumulated other comprehensive income is not included in the calculation of regulatory capital adequacy ratios. Excluding the change in the accumulated other comprehensive income, shareholders’ equity decreased $104.5 million from December 31, 2008. The decrease in equity is primarily due to the $103.8 million net loss for the first quarter which included the $70 million goodwill impairment charge. In order to preserve capital, United’s board of directors declared a 1 for 130 stock dividend during the first quarter of 2009 in lieu of a cash dividend on the outstanding common shares. United reported $2.6 million in dividends on Series A and Series B preferred stock. United recognizes that cash dividends are an important component of shareholder value, and therefore, intends to provide for cash dividends when earnings, capital levels and other factors permit.

United’s common stock trades on the Nasdaq Global Select Market under the symbol “UCBI”. Below is a quarterly schedule of high, low and closing stock prices and average daily volume for 2009 and 2008.
Table 10 — Stock Price Information

	2009				2008
				Avg Daily				Avg Daily
	High	Low	Close	Volume	High	Low	Close	Volume
First quarter	$13.87	$2.28	$4.16	524,492	$20.80	$13.38	$16.98	441,659
Second quarter					18.51	8.51	8.53	464,566
Third quarter					19.05	7.58	13.26	359,971
Fourth quarter					15.82	9.25	13.58	319,534
The following table presents the quarterly cash and stock dividends declared in 2009 and 2008 and the respective cash dividend payout ratios as a percentage of basic operating earnings per share.
Table 11 — Dividend Payout Information

	2009			2008
	Cash	Stock	Payout	Cash	Stock	Payout
	Dividend	Dividend	Ratio	Dividend	Dividend	Ratio

First quarter	$—	1 for 130	NA	$.09	—	26%
Second quarter				.09	—	60
Third quarter				—	1 for 130	NA
Fourth quarter				—	1 for 130	NA
Cash dividends are presented as the dollar amount declared per share.
Stock dividends are presented as the number of new shares issued for shares already owned.
The payout ratio is presented for cash dividends only.
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

The following table shows United’s capital ratios, as calculated under regulatory guidelines, at March 31, 2009 and 2008.
Table 12 — Capital Ratios
(dollars in thousands)

	2009		2008
	Actual	Regulatory	Actual	Regulatory
	Amount	Minimum	Amount	Minimum
Tier I Leverage:
Amount	$637,727	$242,040	$555,126	$239,641
Ratio	7.90%	3.00%	6.95%	3.00%

Tier I Risk-Based:
Amount	$637,727	$234,473	$555,126	$252,806
Ratio	10.88%	4.00%	8.78%	4.00%

Total Risk-Based:
Amount	$795,772	$468,946	$694,462	$505,613
Ratio	13.58%	8.00%	10.99%	8.00%
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
Item 3. Quantitative and Qualitative Disclosure About Market Risk
There have been no material changes in United’s quantitative and qualitative disclosures about market risk as of March 31, 2009 from that presented in the Annual Report on Form 10-K for the year ended December 31, 2008. The interest rate sensitivity position at March 31, 2009 is included in management’s discussion and analysis on page 26 of this report.
Item 4. Controls and Procedures
United’s management, including the Chief Executive Officer and Chief Financial Officer, supervised and participated in an evaluation of the company’s disclosure controls and procedures as of March 31, 2009. Based on, and as of the date of that evaluation, United’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective in accumulating and communicating information to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures of that information under the Securities and Exchange Commission’s rules and forms and that the disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports that are filed or submitted by United under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
There were no significant changes in the internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part II. Other Information
Item 1. Legal Proceedings
In the ordinary course of operations, United and the Bank are defendants in various legal proceedings. In the opinion of management, there is no pending or threatened proceeding in which an adverse decision could result in a material adverse change in the consolidated financial condition or results of operations of United.
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in United’s Form 10-K for the year ended December 31, 2008.
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
President and Chief Executive Officer (Principal Executive Officer)

/s/ Rex S. Schuette
Rex S. Schuette
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Alan H. Kumler
Alan H. Kumler
Senior Vice President and Controller (Principal Accounting Officer) Date: May 7, 2009

Exhibit Index

Exhibit
No.	Description

4.1	See Exhibits 3.1, 3.2 and 3.3 for provisions of the Restated Articles of Incorporation, as amended, and Amended and Restated Bylaws, which define the rights of the Shareholders.

31.1	Certification by Jimmy C. Tallent, President and Chief Executive Officer of United Community Banks, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Rex S. Schuette, Executive Vice President and Chief Financial Officer of United Community Banks, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.