Form 10-Q
period 2009-06-30
UNITED COMMUNITY BANKS INC
filed 2009-08-07
CIK 857855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

YES ☐ NO ☒

Common stock, par value $1 per share: 48,966,262 shares
outstanding as of July 31, 2009

Part I – Financial Information

Item 1 – Financial Statements

UNITED COMMUNITY BANKS, INC.
Consolidated Statement of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2009	2008	2009	2008

Interest revenue:
Loans, including fees	$81,691	$97,051	$163,571	$206,317
Investment securities, including tax exempt of $309, $398, $628 and $792	20,485	19,277	41,237	38,299
Federal funds sold, commercial paper and deposits in banks	98	50	540	272
Total interest revenue	102,274	116,378	205,348	244,888

Interest expense:
Deposits:
NOW	2,843	7,216	6,180	15,803
Money market	2,269	2,310	4,506	5,223
Savings	121	180	248	407
Time	32,064	38,828	68,117	77,712
Total deposit interest expense	37,297	48,534	79,051	99,145
Federal funds purchased, repurchase agreements and other short-term borrowings	595	1,820	1,148	6,138
Federal Home Loan Bank advances	1,203	2,818	2,277	8,563
Long-term debt	2,760	2,059	5,529	4,139
Total interest expense	41,855	55,231	88,005	117,985
Net interest revenue	60,419	61,147	117,343	126,903
Provision for loan losses	60,000	15,500	125,000	23,000
Net interest revenue after provision for loan losses	419	45,647	(7,657)	103,903

Fee revenue:
Service charges and fees	7,557	7,957	14,591	15,770
Mortgage loan and other related fees	2,825	2,202	5,476	4,165
Consulting fees	1,745	2,252	2,766	4,059
Brokerage fees	497	814	1,186	1,907
Securities (losses) gains, net	(711)	357	(408)	357
Gain from acquisition	11,390	—	11,390	—
Other	1,137	1,523	2,285	3,044
Total fee revenue	24,440	15,105	37,286	29,302
Total revenue	24,859	60,752	29,629	133,205

Operating expenses:
Salaries and employee benefits	28,058	28,753	56,897	57,507
Communications and equipment	3,645	3,852	7,374	7,684
Occupancy	3,853	3,704	7,660	7,420
Advertising and public relations	1,191	2,009	2,300	3,360
Postage, printing and supplies	1,294	1,448	2,476	3,040
Professional fees	2,806	1,679	5,099	3,600
Foreclosed property	5,737	2,852	10,056	3,763
FDIC assessments and other regulatory charges	6,810	1,265	9,492	2,531
Amortization of intangibles	739	745	1,478	1,512
Other	1,215	3,454	5,085	6,873
Goodwill impairment	—	—	70,000	—
Severance costs	—	—	2,898	—
Total operating expenses	55,348	49,761	180,815	97,290
(Loss) income before income taxes	(30,489)	10,991	(151,186)	35,915
Income tax (benefit) expense	(14,488)	3,898	(31,412)	12,744
Net (loss) income	(16,001)	7,093	(119,774)	23,171
Preferred stock dividends, including discount accretion	2,559	4	5,113	8
Net (loss) income available to common shareholders	$(18,560)	$7,089	$(124,887)	$23,163

Basic (loss) earnings per common share	$(.38)	$.15	$(2.57)	$.49
Diluted (loss) earnings per common share	(.38)	.15	(2.57)	.49
Cash dividends per common share	—	.09	—	.18
Stock dividends per common share (new shares issued per shares held)	1 for 130	—	2 for 130	—
Weighted average common shares outstanding - Basic	48,794	47,158	48,560	47,105
Weighted average common shares outstanding - Diluted	48,794	47,249	48,560	47,260

See notes to Consolidated Financial Statements

UNITED COMMUNITY BANKS, INC.
Consolidated Balance Sheet

(in thousands, except share and per share data)	June 30, 2009	December 31, 2008	June 30, 2008
	(unaudited)	(audited)	(unaudited)
ASSETS

Cash and due from banks	$110,943	$116,395	$176,240
Interest-bearing deposits in banks	70,474	8,417	12,455
Federal funds sold, commercial paper and short-term investments	—	368,609	—
Cash and cash equivalents	181,417	493,421	188,695

Securities available for sale	1,816,787	1,617,187	1,430,588
Mortgage loans held for sale	42,185	20,334	27,094
Loans, net of unearned income	5,513,087	5,704,861	5,933,141
Less allowance for loan losses	145,678	122,271	91,035
Loans, net	5,367,409	5,582,590	5,842,106

Covered assets	230,125	—	—
Premises and equipment, net	178,983	179,160	181,395
Accrued interest receivable	41,405	46,088	50,399
Goodwill and other intangible assets	251,821	321,798	323,296
Other assets	292,914	260,187	220,478
Total assets	$8,403,046	$8,520,765	$8,264,051

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand	$714,630	$654,036	$696,575
NOW	1,273,368	1,543,385	1,541,609
Money market	573,463	466,750	418,935
Savings	180,368	170,275	187,088
Time:
Less than $100,000	1,992,056	1,953,235	1,747,763
Greater than $100,000	1,351,527	1,422,974	1,573,078
Brokered	763,348	792,969	531,408
Total deposits	6,848,760	7,003,624	6,696,456

Federal funds purchased, repurchase agreements, and other short-term borrowings	252,493	108,411	288,650
Federal Home Loan Bank advances	283,292	235,321	285,807
Long-term debt	150,026	150,986	107,996
Accrued expenses and other liabilities	13,203	33,041	47,252
Total liabilities	7,547,774	7,531,383	7,426,161

Shareholders’ equity:
Preferred stock, $1 par value; 10,000,000 shares authorized;
Series A; $10 stated value; 21,700, 25,800 and 25,800 shares issued and outstanding	217	258	258
Series B; $1,000 stated value; 180,000 shares issued and outstanding	173,785	173,180	—
Common stock, $1 par value; 100,000,000 shares authorized;48,933,383, 48,809,301 and 48,809,301 shares issued	48,933	48,809	48,809
Common stock issuable; 182,041, 129,304 and 105,579 shares	3,383	2,908	2,696
Capital surplus	450,514	460,708	462,939
Retained earnings	136,624	265,405	362,089
Treasury stock; 799,892 and 1,713,310 shares, at cost	—	(16,465)	(39,222)
Accumulated other comprehensive income	41,816	54,579	321
Total shareholders’ equity	855,272	989,382	837,890
Total liabilities and shareholders’ equity	$8,403,046	$8,520,765	$8,264,051

See notes to Consolidated Financial Statements

UNITED COMMUNITY BANKS, INC.
Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)
For the Six Months Ended June 30, 2009

(in thousands, except share and per share data)	Series A Preferred Stock	Series B Preferred Stock	Common Stock	Common Stock Issuable	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2007	$258	$—	$48,809	$2,100	$462,881	$347,391	$(43,798)	$14,261	$831,902
Comprehensive income:
Net income						23,171			23,171
Other comprehensive income:
Unrealized holding losses on available for sale securities, net of deferred tax benefit and reclassification adjustment								(15,203)	(15,203)
Unrealized gains on derivative financial instruments qualifying as cash flow hedges, net of deferred tax expense								1,263	1,263
Comprehensive income						23,171		(13,940)	9,231
Cash dividends declared on common stock ($.18 per share)						(8,465)			(8,465)
Exercise of stock options (62,860 shares)					(717)		1,529		812
Common stock issued to dividend reinvestment plan and employee benefit plans (113,047 shares)					(1,024)		2,648		1,624
Amortization of stock option and restricted stock awards					1,944				1,944
Vesting of restricted stock (15,159 shares issued, 8,700 shares deferred)				264	(626)		362		—
Deferred compensation plan, net, including dividend equivalents				374					374
Shares issued from deferred compensation plan (1,545 shares)				(42)	5		37		—
Tax benefit from options exercised					476				476
Dividends on Series A preferred stock ($.30 per share)						(8)			(8)
Balance, June 30, 2008	$258	$—	$48,809	$2,696	$462,939	$362,089	$(39,222)	$321	$837,890
Balance, December 31, 2008	$258	$173,180	$48,809	$2,908	$460,708	$265,405	$(16,465)	$54,579	$989,382
Comprehensive income:
Net loss						(119,774)			(119,774)
Other comprehensive loss:
Unrealized holding gains on available for sale securities, net of deferred tax expense and reclassification adjustment								1,582	1,582
Unrealized losses on derivative financial instruments qualifying as cash flow hedges, net of deferred tax benefit								(14,345)	(14,345)
Comprehensive loss						(119,774)		(12,763)	(132,537)
Retirement of Series A preferred stock (4,100 shares)	(41)								(41)
Stock dividends declared on common stock (737,530 shares)			108		(8,893)	(3,894)	12,649		(30)
Exercise of stock options (437 shares)					(6)		8		2
Common stock issued to dividend reinvestment plan and employee benefit plans (167,873 shares)			14		(2,474)		3,434		974
Amortization of stock options and restricted stock awards					1,846				1,846
Vesting of restricted stock (12,447 shares issued, 16,162 shares deferred)			2	416	(658)		240		—
Deferred compensation plan, net, including dividend equivalents				214					214
Shares issued from deferred compensation plan (5,687 shares)				(155)	21		134		—
Tax on option exercise and restricted stock vesting					(30)				(30)
Dividends on Series A preferred stock ($.30 per share)						(8)			(8)
Dividends on Series B preferred stock (5%)		605				(5,105)			(4,500)
Balance, June 30, 2009	$217	$173,785	$48,933	$3,383	$450,514	$136,624	$—	$41,816	$855,272

Comprehensive loss for the second quarter of 2009 and 2008 was $32,735,000 and $31,569,000, respectively.

See notes to Consolidated Financial Statements

UNITED COMMUNITY BANKS, INC.
Consolidated Statement of Cash Flows (Unaudited)

	Six Months Ended June 30,
(in thousands)	2009	2008
Operating activities:
Net (loss) income	$(119,774)	$23,171
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, amortization and accretion	7,215	7,211
Provision for loan losses	125,000	23,000
Goodwill impairment charge	70,000	—
Stock-based compensation	1,846	1,944
Loss (gain) on sale of securities available for sale	408	(357)
(Gain) loss on sale of other assets and other real estate owned	(601)	578
Write downs of other real estate owned	(4,889)	(11)
Gain from acquisition	(11,390)	—
Changes in assets and liabilities:
Other assets and accrued interest receivable	(10,943)	(14,651)
Accrued expenses and other liabilities	50,868	25,309
Mortgage loans held for sale	(21,851)	910
Net cash provided by operating activities	85,889	67,104

Investing activities:
Proceeds from sales of securities available for sale	15,017	79,735
Proceeds from maturities and calls of securities available for sale	399,401	344,597
Purchases of securities available for sale	(584,100)	(511,626)
Net increase in loans	(12,617)	(65,062)
Proceeds from sales of premises and equipment	547	323
Purchases of premises and equipment	(6,237)	(7,291)
Net cash received from acquisitions	63,618	—
Proceeds from sale of other real estate	56,060	30,636
Net cash used by investing activities	(68,311)	(128,688)

Financing activities:
Net change in deposits	(462,921)	620,505
Net change in federal funds purchased, repurchase agreements, and other short-term borrowings	141,412	(349,812)
Proceeds from FHLB advances	130,000	400,000
Repayments of FHLB advances	(135,000)	(634,000)
Proceeds from exercise of stock options	2	812
Proceeds from issuance of common stock for dividend reinvestment and employee benefit plans	974	1,624
Retirement of preferred stock	(41)	—
Cash dividends on common stock	—	(8,465)
Cash dividends on preferred stock	(4,008)	(8)
Net cash (used) provided by financing activities	(329,582)	30,656

Net change in cash and cash equivalents	(312,004)	(30,928)

Cash and cash equivalents at beginning of period	493,421	219,623

Cash and cash equivalents at end of period	$181,417	$188,695
Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$91,865	$120,314
Income taxes	(23,850)	20,098

See notes to Consolidated Financial Statements

United Community Banks, Inc.

Notes to Consolidated Financial Statements

Note 1 – Accounting Policies

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

          Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”), amends and expands the disclosure requirements of Financial Accounting Standards Board (“FASB”) Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) with the intent to provide users of financial statements with an enhanced understanding of: (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.

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

          Foreclosed property is initially recorded at fair value, less cost to sell. If the fair value, less cost to sell at the time of foreclosure, is less than the loan balance, the deficiency is charged against the allowance for loan losses. If the fair value, less cost to sell, of the foreclosed property decreases during the holding period, a valuation allowance is established with a charge to operating expenses. When the foreclosed property is sold, a gain or loss is recognized on the sale for the difference between the sales proceeds and the carrying amount of the property. Financed sales of foreclosed property are accounted for in accordance with Statement of Financial Accounting Standards No. 66, Accounting for Sales of Real Estate (“SFAS 66”).

Note 2 – Federally Assisted Acquisition of Southern Community Bank

          On June 19, 2009, United Community Bank (“UCB”) purchased substantially all the assets and assumed substantially all the liabilities of Southern Community Bank (“SCB”) from the Federal Deposit Insurance Corporation (“FDIC”), as Receiver of SCB. SCB operated five commercial banking branches on the south side of Atlanta in Fayetteville, Peachtree City, Locust Grove and Newnan, Georgia. The FDIC took SCB under receivership upon SCB’s closure by the Georgia Department of Banking and Finance at the close of business June 19, 2009. UCB submitted a bid for the acquisition of SCB with the FDIC on June 16, 2009. The transaction resulted in a cash payment of $31 million from the FDIC to UCB. Further, UCB and the FDIC entered loss sharing agreements regarding future losses incurred on loans and foreclosed loan collateral existing at June 19, 2009. Under the terms of the loss sharing agreements, the FDIC will absorb 80 percent of losses and share 80 percent of loss recoveries on the first $109 million of losses and, absorb 95 percent of losses and share in 95 percent of loss recoveries on losses exceeding $109 million. The term for loss sharing on residential real estate loans is ten years, while the term for loss sharing on all other loans is five years.

          The SCB acquisition was accounted for under the purchase method of accounting in accordance with the FASB’s Statement of Financial Accounting Standards No. 141(R) Business Combinations (“SFAS 141(R)”). The statement of net assets acquired as of June 19, 2009 and the resulting gain from acquisition are presented in the following table.

Statement of net assets acquired (at estimated fair values)

(in thousands)	Southern Community Bank

Assets acquired:
Cash and due from banks	$63,618
Securities available for sale	80,148

Loans	110,023
Foreclosed property	25,913
Estimated loss reimbursement from the FDIC	94,550
Covered assets	230,486
Core deposit intangible	1,500
Accrued interest receivable and other assets	2,434
Total assets acquired	378,186

Liabilities assumed:
Deposits	309,437
Federal Home Loan Bank advances	53,416
Accrued interest payable and other liabilities	3,943
Total liabilities assumed	366,796
Net assets acquired / gain from acquisition	$11,390

          The purchased assets and assumed liabilities were recorded at their respective acquisition date fair values, and identifiable intangible assets were recorded at fair value. Fair values are preliminary and subject to refinement for up to one year after the closing date of a merger as information relative to closing date fair values become available. A gain totaling $11.4 million resulted from the acquisition and is included as a component of fee revenue on the consolidated statement of income. The amount of the gain is equal to the amount by which the fair value of assets purchased exceeded the fair value of liabilities assumed. The results of operations of SCB for the period of June 19, 2009 to June 30, 2009 are included in the consolidated financial statements. SCB’s results of operations prior to the acquisition are not included in United’s consolidated statement of income.

          United made significant estimates and exercised significant judgment in accounting for the acquisition of SCB. Management engaged an independent third party to assist in determining the value of SCB’s loans. United also recorded an identifiable intangible asset representing the value of the core deposit customer base of SCB. In determining the value of the identifiable intangible asset, United estimated average lives of depository accounts, future interest rate levels, the cost of servicing various depository products, and other significant items. Management used quoted market prices and observable data to determine the fair value of investment securities. The fair values of FHLB advances, certificates of deposit and other borrowings which were purchased and assumed from SCB were determined based on discounted cash flows at current rates for similar instruments.

          Purchased loans acquired in a business combination are recorded at estimated fair value on their purchase date. The carryover of the related allowance for loan losses is prohibited. Purchased loans are accounted for under American Institute of Certified Public Accountants Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (“SOP 03-3”), when the loans have evidence of credit deterioration since origination and it is probable at the date of acquisition that United will not collect all contractually required principal and interest payments. Evidence of credit quality deterioration as of the purchase date may include statistics such as past due and nonaccrual status. Generally, acquired loans that meet United’s definition of nonaccrual status fall within the scope of SOP 03-3. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the non-accretable difference which is deducted from the carrying amount of loans. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges or a reversal of the non-accretable difference with a positive impact on interest revenue. Further, any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized into interest revenue over the remaining life of the loan when there is reasonable expectation about the amount and timing of such cash flows.

          Loans, foreclosed property and the estimated FDIC reimbursement resulting from the loss share agreements with the FDIC are reported as “covered assets” in the consolidated balance sheet. The table below shows the components of covered assets at June 30, 2009.

(in thousands)	SOP 03-3 Loans	Non SOP 03-3 Loans	Other	Total

Covered loans	$23,513	$86,339	$—	$109,852
Covered foreclosed property	—	—	25,723	25,723
Estimated loss reimbursement from the FDIC	—	—	94,550	94,550
Total covered assets	$23,513	$86,339	$120,273	$230,125

          Covered loans are initially recorded at fair value at the acquisition date. Subsequent decreases in the amount expected to be collected results in a provision for loan losses and an increase in the estimated FDIC reimbursement, with any estimated net loss impacting earnings. Covered foreclosed property is initially recorded at its estimated fair value.

          On the acquisition date, the preliminary estimate of the contractually required payments receivable for all SOP 03-3 loans acquired was $70.8 million, the cash flows expected to be collected were $24.5 million including interest, and the estimated fair value of the loans was $23.6 million. These amounts were determined based upon the estimated remaining life of the underlying loans, which include the effects of estimated prepayments. At June 30, 2009, a majority of these loans were valued based on the liquidation value of the underlying collateral, because the expected cash flows are primarily based on the liquidation of the underlying collateral and the timing and amount of the cash flows could not be reasonably estimated. Because of the short time period between the closing of the transaction and June 30, 2009, certain amounts related to the SOP 03-3 loans are preliminary estimates and adjustments in future quarters may occur.

Note 3 – Stock-Based Compensation

          United has an equity compensation plan that allows for grants of incentive stock options, nonqualified stock options, restricted stock awards (also referred to as “nonvested stock” awards), stock awards, performance share awards or stock appreciation rights. Options granted under the plan can have an exercise price no less than the fair market value of the underlying stock at the date of grant. The general terms of the plan include a vesting period (usually four years) with an exercisable period not to exceed ten years. Certain option and restricted stock awards provide for accelerated vesting if there is a change in control (as defined in the plan). As of June 30, 2009, approximately 954,000 additional awards could be granted under the plan. Through June 30, 2009, only incentive stock options, nonqualified stock options and restricted stock awards and units had been granted under the plan.

          The following table shows stock option activity for the first six months of 2009.

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinisic Value ($000)

Outstanding at December 31, 2008	3,350,701	$19.99
Stock dividend adjustment	51,266	—
Granted	352,950	6.35
Exercised	(437)	5.96
Forfeited	(43,069)	22.35
Expired	(27,198)	13.24
Outstanding at June 30, 2009	3,684,213	18.43	6.1	$—

Exercisable at June 30, 2009	2,464,201	19.26	4.8	—

          The weighted average fair value of stock options granted in the second quarter of 2009 and 2008 was $2.88 and $2.93, respectively. The fair value of each option granted was estimated on the date of grant using the Black-Scholes model. Because United’s option plan has not been in place long enough to gather sufficient information about exercise patterns to establish an expected life, United uses the formula provided by the Securities and Exchange Commission in Staff Accounting Bulletin No. 107 to determine the expected life of options.

          The weighted average assumptions used to determine the fair value of stock options are presented in the table below.

	Six Months Ended June 30,
	2009	2008

Expected volatility	40.68%	23.42%
Expected dividend yield	0.00%	2.61%
Expected life (in years)	6.25	6.25
Risk-free rate	3.35%	3.43%

          United’s stock trading history began in March of 2002 when United listed on the Nasdaq National Market. For 2009 expected volatility was determined using United’s historical monthly volatility for the seventy five months ended December 31, 2008. Seventy five months was chosen to correspond to the expected life of 6.25 years. For 2008, expected volatility was determined using United’s historical monthly volatility over the period beginning in March of 2002 through the end of 2007. Compensation expense for stock options was $1.4 million and $1.5 million for the six months ended June 30, 2009 and 2008, respectively. Deferred tax benefits of $498,000 and $445,000, respectively, were included in the determination of income tax (benefit) expense for the six-month periods ended June 30, 2009 and 2008. The amount of compensation expense for both periods was determined based on the fair value of the options at the time of grant, multiplied by the number of options granted that were expected to vest, which was then amortized over the vesting period. The forfeiture rate for options is estimated to be approximately 3% per year. The total intrinsic value of options exercised during the six months ended June 30, 2009 and 2008 was $840 and $277,000.

          The table below presents the activity in restricted stock awards for the first six months of 2009.

Restricted Stock	Shares	Weighted- Average Grant- Date Fair Value

Outstanding at December 31, 2008	89,498	$24.17
Stock dividend adjustment	1,876	—
Granted	106,000	7.07
Vested	(28,609)	25.08
Outstanding at June 30, 2009	168,765	13.01

          Compensation expense for restricted stock is based on the fair value of restricted stock awards at the time of grant, which is equal to the value of United’s common stock on the date of grant. The value of restricted stock grants that are expected to vest is amortized into expense over the vesting period. For the six months ended June 30, 2009 and 2008, compensation expense of $433,000 and $441,000, respectively, was recognized related to restricted stock awards. The total intrinsic value of the restricted stock was $1.0 million at June 30, 2009.

          As of June 30, 2009, there was $6.9 million of unrecognized compensation cost related to nonvested stock options and restricted stock awards granted under the plan. That cost is expected to be recognized over a weighted-average period of 1.4 years. The aggregate grant date fair value of options and restricted stock awards that vested during the six months ended June 30, 2009, was $3.5 million.

Note 4 – Common Stock Issued / Common Stock Issuable

          United provides a Dividend Reinvestment and Share Purchase Plan (“DRIP”) to its shareholders. Under the DRIP, shareholders of record can voluntarily reinvest all or a portion of their cash dividends into shares of United’s common stock, as well as purchase additional stock through the plan with cash. United’s 401(k) retirement plan regularly purchases shares of United’s common stock directly from United. In addition, United has an Employee Stock Purchase Program (“ESPP”) that allows eligible employees to purchase shares of common stock at a 5% discount, with no commission charges. For the six months ended June 30, 2009 and 2008, United issued 167,873 and 113,047 shares, respectively, and increased capital by $974,000 and $1.6 million, respectively, through these programs.

          United offers its common stock as an investment option in its deferred compensation plan. The common stock component of the deferred compensation plan is accounted for as an equity instrument and is reflected in the consolidated financial statements as common stock issuable. At June 30, 2009 and 2008 182,041 and 105,579 shares, respectively, were issuable under the deferred compensation plan.

Note 5 – Securities Available for Sale

          The cost basis, unrealized gains and losses, and fair value of securities available for sale at June 30, 2009, December 31, 2008 and June 30, 2008 are presented below (in thousands):

As of June 30, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Treasuries	$39,979	$—	$4	$39,975
U.S. Government agencies	209,662	1,015	3,364	207,313
State and political subdivisions	55,194	619	310	55,503
Mortgage-backed securities	1,462,695	32,318	9,916	1,485,097
Other	28,645	311	57	28,899

Total	$1,796,175	$34,263	$13,651	$1,816,787

As of December 31, 2008

U.S. Government agencies	$166,263	$2,122	$—	$168,385
State and political subdivisions	43,649	469	378	43,740
Mortgage-backed securities	1,363,513	26,356	10,713	1,379,156
Other	26,080	79	253	25,906

Total	$1,599,505	$29,026	$11,344	$1,617,187
As of June 30, 2008

U.S. Government agencies	$190,934	$568	$1,998	$189,504
State and political subdivisions	40,067	558	259	40,366
Mortgage-backed securities	1,212,565	2,052	20,379	1,194,238
Other	6,495	9	24	6,480

Total	$1,450,061	$3,187	$22,660	$1,430,588

          The following table summarizes securities in an unrealized loss position as of June 30, 2009, December 31, 2008 and June 30, 2008 (in thousands):

	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
As of June 30, 2009	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss

U.S. Treasuries	$39,975	$4	$—	$—	$39,975	$4
U.S. Government agencies	142,256	3,364	—	—	142,256	3,364
State and political subdivisions	4,524	106	4,317	204	8,841	310
Mortgage-backed securities	240,979	3,146	150,071	6,770	391,050	9,916
Other	479	22	479	35	958	57
Total unrealized loss position	$428,213	$6,642	$154,867	$7,009	$583,080	$13,651

As of December 31, 2008

State and political subdivisions	$9,672	$369	$14	$9	$9,686	$378
Mortgage-backed securities	215,396	10,210	11,719	503	227,115	10,713
Other	5,228	253	—	—	5,228	253
Total unrealized loss position	$230,296	$10,832	$11,733	$512	$242,029	$11,344

As of June 30, 2008

U.S. Government agencies	$143,449	$1,998	$—	$—	$143,449	$1,998
State and political subdivisions	7,520	259	—	—	7,520	259
Mortgage-backed securities	810,995	20,341	1,898	38	812,893	20,379
Other	497	24	—	—	497	24
Total unrealized loss position	$962,461	$22,622	$1,898	$38	$964,359	$22,660

          Management believes that there were no unrealized losses as of June 30, 2009, December 31, 2008 and June 30, 2008 that represented an other-than-temporary impairment. Unrealized losses were primarily attributable to changes in interest rates, and United has both the intent and ability to hold the securities for a time necessary to recover the amortized cost.

          The amortized cost and fair value of the investment securities at June 30, 2009, by contractual maturity, are presented in the following table (in thousands). Expected maturities may differ from contractual maturities because issuers and borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value

U.S. Treasuries
Within 1 year	$39,979	$39,975
	39,979	39,975
U.S. Government agencies:
Within 1 year	700	702
1 to 5 years	30,998	30,602
5 to 10 years	158,055	157,018
More than 10 years	19,909	18,991
	209,662	207,313
State and political subdivisions:
Within 1 year	19,094	17,713
1 to 5 years	15,607	16,054
5 to 10 years	9,284	10,485
More than 10 years	11,209	11,251
	55,194	55,503
Other:
Within 1 year	14,790	14,791
1 to 5 years	9,851	9,853
5 to 10 years	1,000	1,000
More than 10 years	3,004	3,255
	28,645	28,899
Total securities other than mortgage-backed securities:
Within 1 year	74,563	73,181
1 to 5 years	56,456	56,509
5 to 10 years	168,339	168,503
More than 10 years	34,122	33,497

Mortgage-backed securities	1,462,695	1,485,097

	$1,796,175	$1,816,787

          The following table summarizes securities sales activity for the three month and six month periods ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008

Proceeds from sales	$798	$54,735	$15,017	$79,735

Gross gains on sales	$33	$357	$336	$357
Gross losses on sales	—	—	—	—
Impairment losses	744	—	744	—

Net gains (losses) on sales of securities	$(711)	$357	$(408)	$357

Income tax expense (benefit) attributable to sales	$(277)	$139	$(159)	$139

         During the second quarter of 2009, United recognized an impairment loss of $744,000 on an equity investment in Silverton Bank, a financial institution that failed during the quarter. The impairment loss represents the full amount of United’s investment in Silverton.

Note 6 – Earnings Per Share

          The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2009 and 2008.

(in thousands, except per share data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net (loss) income available to common shareholders	$(18,560)	$7,089	$(124,887)	$23,163

Weighted average shares outstanding:
Basic	48,794	47,158	48,560	47,105
Effect of dilutive securities
Stock options and restricted stock	—	91	—	155
Warrants attached to trust preferred securities	—	—	—	—
Warrant granted with Series B preferred stock	—	—	—	—
Diluted	48,794	47,249	48,560	47,260

Earnings per common share:
Basic	$(.38)	$.15	$(2.57)	$.49
Diluted	$(.38)	$.15	$(2.57)	$.49

Note 7 – Subsequent Events

          United performed an evaluation of subsequent events through August 7, 2009, the date upon which United’s quarterly report on Form 10-Q was filed with the Securities and Exchange Commission. No subsequent events were identified that would have required a change to the financial statements or disclosure in the notes to the financial statements.

Note 8 – Assets and Liabilities Measured at Fair Value

Assets and Liabilities Measured at Fair Value on a Recurring Basis

          The table below presents United’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.

(in thousands)
	Level 1	Level 2	Level 3	Balance at June 30, 2009
Assets
Securities available for sale	$—	$1,816,787	$—	$1,816,787
Deferred compensation plan assets	3,976	—	—	3,976
Derivative financial instruments	—	30,815	—	30,815
Total assets	$3,976	$1,847,602	$—	$1,851,578

Liabilities
Deferred compensation plan liability	$3,976	$—	$—	$3,976
Total liabilities	$3,976	$—	$—	$3,976

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

          United may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. The table below presents United’s assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.

(in thousands)
	Level 1	Level 2	Level 3	Balance at June 30, 2009
Assets
Loans	$—	$—	$174,005	$174,005
Foreclosed assets	—	—	86,730	86,730
Goodwill	—	—	235,590	235,590

Total	$—	$—	$496,325	$496,325

Assets and Liabilities Not Measured at Fair Value

          The carrying amount and fair values for other financial instruments that are not measured at fair value in United’s balance sheet at June 30, 2009 are as follows (in thousands):

	2009
	Carrying Amount	Fair Value
Assets:
Loans, net	$5,367,409	$5,369,542

Liabilities:
Deposits	6,848,760	6,893,851
Federal Home Loan Bank advances	283,292	290,908
Long-term debt	150,026	87,907

Note 9 – Stock Dividend

          During the first and second quarters of 2009, United declared a quarterly stock dividend at a rate of 1 new share for every 130 shares owned. The stock dividend has been reflected in the financial statements as an issuance of stock with no proceeds rather than a stock split and therefore prior period numbers of shares outstanding have not been adjusted. The amount of $30,000 shown in the equity statement as a reduction of capital related to the stock dividend is the amount of cash paid to shareholders for fractional shares.

Note 10 – Derivatives and Hedging Activities

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

          The table below presents the fair value of United’s derivative financial instruments as well as their classification on the balance sheet as of June 30, 2009, December 31, 2008 and June 30, 2008.

          Derivatives designated as hedging instruments under SFAS 133 (in thousands).

		Fair Value
Interest Rate Products	Balance Sheet Location	June 30, 2009	December 31, 2008	June 30, 2008

Asset derivatives	Other assets	$30,815	$81,612	$28,356

          There were no derivatives classified as liabilities in the balance sheet at June 30, 2009, December 31, 2008 or June 30, 2008.

Cash Flow Hedges of Interest Rate Risk

          United’s objectives in using interest rate derivatives are to add stability to interest revenue and to manage its exposure to interest rate movements. To accomplish this objective, United primarily uses interest rate swaps and floors as part of its interest rate risk management strategy. For United’s variable-rate loans, interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for United making variable-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate floors designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates fall below the strike rate on the contract in exchange for an up front premium. As of June 30, 2009, United had six interest rate swaps with an aggregate notional amount of $325 million and two interest rate floors with an aggregate notional amount of $175 million that were designated as cash flow hedges of interest rate risk.

          The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the second quarter of 2009, such derivatives were used to hedge the variable cash flows associated with existing prime-based, variable-rate loans. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the six months ended June 30, 2009 and June 30, 2008 no hedge ineffectiveness was recognized on derivative financial instruments designated as cash flow hedges.

          Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest revenue as interest payments are received on United’s prime-based, variable-rate loans. During the remaining six months of 2009, United estimates that an additional $26.7 million will be reclassified as an increase to interest revenue.

Fair Value Hedges of Interest Rate Risk

          United is exposed to changes in the fair value of certain of its fixed rate obligations due to changes in LIBOR, a benchmark interest rate. United uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the benchmark interest rate. Interest rate swaps designated as fair value hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for United making variable rate payments over the life of the agreements without the exchange of the underlying notional amount. As of June 30, 2009, United had three interest rate swaps with an aggregate notional amount of $195 million that were designated as fair value hedges of interest rate risk.

          For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. United includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related derivatives. During the six months ended June 30, 2009, United recognized a loss of $1.8 million related to changes in the fair value of the swaps that were offset by a gain of $1.5 million related to changes in the fair value of the hedged items. During the six months ended June 30, 2009, United recognized net losses of $282,000 related to ineffectiveness of the hedging relationships. The table below presents the earnings impact of the changes in fair value of the swaps and the hedged items for the six months ended June 30, 2009 (in thousands).

Income Statement Classification	Gain (Loss) on Derivative	Gain (Loss) on Hedged Item

Other fee revenue	$(259)	$431
Other expense	(1,566)	1,112

Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement

          The tables below present the effect of United’s derivative financial instruments on the Consolidated Statement of Income for the six months ended June 30, 2009 and June 30, 2008. Derivatives in SFAS 133 Fair Value Hedging Relationships (in thousands).

Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative		Amount of Gain (Loss) Recognized in Income on Hedged Item

	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Other fee revenue	$(259)	$(53)	$431	$51
Other expense	(1,566)	—	1,112	—

          Derivatives in SFAS 133 Cash Flow Hedging Relationships (in thousands).

	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective) Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	June 30, 2009	June 30, 2008		June 30, 2009	June 30, 2008		June 30, 2009	June 30, 2008

Interest rate products	$(5,216)	$13,191	Interest revenue	$21,178	$11,124	Other fee revenue	$—	$—

Credit-risk-related Contingent Features

          United manages its credit exposure on derivatives transactions by entering into a bi-lateral credit support agreement with each counterparty. The credit support agreements require collateralization of exposures beyond specified minimum threshold amounts. The details of these agreements, including the minimum thresholds, vary by counterparty.

          United’s agreements with each of its derivative counterparties contain a provision where if either party defaults on any of its indebtedness, then it could also be declared in default on its derivative obligations. The agreements with derivatives counterparties also include provisions that if not met, could result in United being declared in default. United has agreements with certain of its derivative counterparties that contain a provision where if United fails to maintain its status as a well-capitalized institution, it could be declared in default on its derivative obligations. United has an agreement with one counterparty that contains a provision where if United fails to maintain a minimum shareholders’ equity of $300 million, it could be declared in default on its derivative obligations. An agreement with another counterparty contains a provision where if United fails to maintain a minimum tier 1 leverage ratio of 5.0%, a minimum tier 1 risk-based capital ratio of 6.0%, and a minimum total risk-based capital ratio of 10%, it could be declared in default on its derivative obligations.

Note 11 – Recent Accounting Pronouncements

          In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this statement sets forth (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This statement was effective for United in the second quarter of 2009 and will only affect United’s financial statements if an event occurs subsequent to the balance sheet date that would require adjustment to the financial statements or disclosure. United evaluated events and transactions through the date of this report, which is the date its consolidated financial statements dated June 30, 2009, were filed with the SEC.

          In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140 (“SFAS 166”). SFAS 166 addresses (1) practices that have developed since the issuance of Statement of Financial Accounting Standards No. 140 (“SFAS 140”), Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, that are not consistent with the original intent and key requirements of SFAS 140 and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. SFAS 166 will become effective for United beginning January 1, 2010 and is effective for transfers occurring on or after that date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities (as defined under previous accounting standards) should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. If the evaluation on the effective date results in consolidation, the reporting entity should apply the transition guidance provided in the pronouncement that requires consolidation. Additionally, the disclosure provisions of SFAS 166 should be applied to transfers that occurred both before and after the effective date of this statement. United does not operate any qualifying special-purpose entities; therefore, the consolidation requirements will have no effect on United’s financial statements.

          In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 addresses (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS 167 requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics: (a) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. This statement will be effective for United beginning January 1, 2010. United is in the process of determining the impact, if any, on its consolidated financial statements.

          In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (“SFAS 168”). The FASB Accounting Standards CodificationTM (“Codification”) will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This Statement will be effective for United in the third quarter of 2009. Following this Statement, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right. Accounting Standards Updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in Codification. FASB Statement No. 162 (“SFAS 162”), The Hierarchy of Generally Accepted Accounting Principles, which became effective on November 13, 2008, identified the sources of accounting principles and the framework for selecting the principles used in preparing the financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS 162 arranged these sources of GAAP in a hierarchy for users to apply accordingly. Once the Codification is in effect, all of its content will carry the same level of authority, effectively superseding SFAS 162. The implementation of SFAS 168 is not expected to have an impact on United’s financial statements; however, references to existing accounting literature in the footnotes to the financial statements will be changed to reference sections of the Codification.

          In April 2009, the FASB issued FASB Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This accounting standard became effective for United in the second quarter of 2009. The adoption did not have a significant impact on results of operations or financial position.

          In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This accounting standard became effective for United in the second quarter of 2009. The additional disclosures required by this statement are included in Note 8 to the consolidated financial statements.

          In April 2009, the FASB issued FASB Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary-Impairments (“FSP FAS 115-2 and FAS 124-2”). The objective of an other-than-temporary impairment analysis under existing GAAP is to determine whether the holder of an investment in a debt or equity security for which changes in fair value are not regularly recognized in earnings (such as securities classified as held-to-maturity or available-for-sale) should recognize a loss in earnings when the investment is impaired. An investment is impaired if the fair value of the investment is less than its amortized cost basis. This FSP amends the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This accounting standard became effective for United in the second quarter of 2009. It did not have a significant impact on results of operations or financial position.

Note 12 – Reclassifications

          Certain 2008 amounts have been reclassified to conform to the 2009 presentation.

Note 13 – Goodwill

          A summary of the changes in goodwill for the six months ended June 30, 2009 and 2008 is presented below, (in thousands).

	Six Months Ended June 30,
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

          United has only one operating segment and all of the goodwill is included in that segment; therefore goodwill was tested for impairment for United as a whole. The first step (Step 1) of the goodwill impairment assessment was to determine the fair value of United as a whole and compare the result to the book value of equity. If the fair value resulting from Step 1 exceeds the book value of equity, goodwill is deemed not to be impaired. If the fair value is less than book value, Step 2 of the goodwill impairment assessment must be completed. Step 2 consists of valuing all of the assets and liabilities, including separately identifiable intangible assets, in order to determine the fair value of goodwill. The fair value of goodwill is the difference between the value of United determined in Step 1 and the value of the net assets and liabilities determined in Step 2. If the fair value of goodwill exceeds the book value, goodwill is not impaired. If the fair value of goodwill is less than book value, goodwill is impaired by the amount by which book value exceeds fair value.

          The techniques used to determine fair value of United in Step 1 included a discounted cash flow analysis based on United’s long-term earnings forecast, the guideline public companies method that considered the implied value of United by comparing United to a select peer group of public companies and their current market capitalizations, adjusted for differences between the companies, and the merger and acquisition method that considered the amount an acquiring company might be willing to pay to gain control of United based on multiples of tangible book value paid by acquirers in recent merger and acquisition transactions.

          In United’s annual goodwill assessment performed at year-end, the results of Step 1 were that the fair value of United exceeded the book value so goodwill was determined to not be impaired. The interim assessment performed in the first quarter of 2009 indicated that the fair value of United was less than book value, so United proceeded to Step 2. United’s Step 2 analysis indicated that the book value of goodwill exceeded the fair value by $70 million leading to the impairment charge. In arriving at the impairment charge there were a number of valuation assumptions made. The most significant valuation assumptions were related to valuing the loan portfolio. The key assumptions involved in valuing the non-performing portion of the loan portfolio included estimating future cash flows. The key assumptions involved in valuing the performing portion of the loan portfolio included determining a default rate and a rate of loss upon default. Changing these assumptions, or any other key assumptions, could have a material impact on the amount of goodwill impairment.

          There have been no events or changes in operating conditions in the second quarter that would require an updated assessment of goodwill for impairment.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

          This Form 10-Q contains forward-looking statements regarding United Community Banks, Inc. (“United”), including, without limitation, statements relating to United’s expectations with respect to revenue, credit losses, levels of nonperforming assets, expenses, earnings and other measures of financial performance. Words such as “may”, “could”, “would”, “should”, “believes”, “expects”, “anticipates”, “estimates”, “intends”, “plans”, “targets” or similar expressions are intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and involve certain risks and uncertainties that are subject to change based on various factors (many of which are beyond United’s control). The following factors, among others, could cause United’s financial performance to differ materially from the expectations expressed in such forward-looking statements:

●	the condition of the banking system and financial markets;
●	our limited ability to raise capital or maintain liquidity;
●	our ability to pay dividends;
●	our past operating results may not be indicative of future operating results;
●	our business is subject to the success of the local economies in which we operate;
●	our concentration of construction and land development loans is subject to unique risks that could adversely affect our earnings;
●	we may face risks with respect to future expansion and acquisitions or mergers;
●	changes in prevailing interest rates may negatively affect our net income and the value of our assets;
●	if our allowance for loan losses is not sufficient to cover actual loan losses, earnings would decrease;
●	competition from financial institutions and other financial service providers may adversely affect our profitability;
●	we may be subject to losses due to fraudulent and negligent conduct of our loan customers, third party service providers or employees;
●	business increases, productivity gains and other investments are lower than expected or do not occur as quickly as anticipated;
●	competitive pressures among financial services companies increase significantly;
●	the success of our business strategy;
●	the strength of the United States economy in general;
●	changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System;
●	inflation or market conditions fluctuate;
●	conditions in the stock market, the public debt market and other capital markets deteriorate;
●	financial services laws and regulations change;
●	technology changes and United fails to adapt to those changes;
●	consumer spending and saving habits change;
●	unanticipated regulatory or judicial proceedings occur; and
●	United is unsuccessful at managing the risks involved in the foregoing.

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

Acquisition

          On June 19, 2009, United Community Bank (“Bank”) acquired the banking operations of Southern Community Bank (“SCB”) from the Federal Deposit Insurance Corporation (“FDIC”). The Bank acquired $378.2 million of assets and assumed $366.8 million of liabilities. The Bank and the FDIC entered loss sharing agreements regarding future losses incurred on loans and foreclosed loan collateral existing at June 19, 2009. Under the terms of the loss sharing agreements, the FDIC will absorb 80 percent of losses and share in 80 percent of loss recoveries on the first $109 million of losses, and absorb 95 percent of losses and share in 95 percent of loss recoveries on losses exceeding $109 million. The term for loss sharing on residential real estate loans is ten years, while the term for loss sharing on all other loans is five years. The SCB acquisition was accounted for under the purchase method of accounting in accordance with the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 141(R) Business Combinations (“SFAS 141(R)”). United recorded a gain totaling $11.4 million resulting from the acquisition, which is a component of fee revenue on the consolidated statement of income. The amount of the gain is equal to the amount by which the fair value of assets purchased exceeded the fair value of liabilities assumed. See Note 2 of the Notes to unaudited Consolidated Financial Statements for additional information regarding the acquisition.

          The results of operations of SCB are included in the consolidated statement of income from the acquisition date of June 19, 2009 through June 30, 2009. Because the acquisition of SCB occurred late in the quarter, with the exception of the acquisition gain of $11.4 million, the results of operations contributed by SCB had very little impact on consolidated financial results.

Overview

          The following discussion is intended to provide insight into the results of operations and financial condition of United and its subsidiaries and should be read in conjunction with the consolidated financial statements and accompanying notes.

          United is a bank holding company registered with the Federal Reserve under the Bank Holding Company Act of 1956 that was incorporated under the laws of the state of Georgia in 1987 and commenced operations in 1988. At June 30, 2009, United had total consolidated assets of $8.4 billion, total loans of $5.5 billion, excluding the loans acquired from Southern Community Bank that are covered by loss sharing agreements, total deposits of $6.8 billion and stockholders’ equity of $855 million.

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

          United reported a net loss of $16.0 million for the second quarter of 2009, which included a non-recurring bargain purchase gain of $11.4 million for the acquisition of SCB. United’s net operating loss, which excludes the gain on acquisition, was $23.1 million for the second quarter of 2009. This compared with net income of $7.1 million for the second quarter of 2008. Diluted operating loss per common share was $.53 for the second quarter of 2009, compared with diluted earnings per common share of $.15 for the second quarter of 2008. The gain on acquisition represented $.15 of earnings per share for the second quarter of 2009, reducing the net loss per diluted share to $.38. The second quarter of 2009 operating loss reflects the continuing recessionary economic environment and credit losses primarily resulting from the weak residential construction and housing market.

          For the six-month period ended June 30, 2009, United reported a net loss of $119.8 million, including the $11.4 million gain on acquisition, a $70 million charge for goodwill impairment and a $2.9 million charge for a reduction in workforce. United’s net operating loss for the first six months of 2009, which excludes the gain on acquisition, goodwill impairment and severance costs, was $55.0 million, compared to net operating income for the first six months of 2008 of $23.2 million. Diluted operating loss per common share was $1.24 for the six months ended June 30, 2009, compared with diluted operating income per common share of $.49 for the same period in 2008. The gain on acquisition, goodwill impairment and severance costs represented $.14 of earnings per share, $1.44 of loss and $.04 of loss, respectively, for the year, bringing the net loss per common share to $2.57.

          Operating loss and operating loss per diluted share are non-GAAP performance measures. United’s management believes that operating performance is useful in analyzing the company’s financial performance trends since it excludes items that are non-recurring in nature. A reconciliation of these operating performance measures to GAAP performance measures is included in the table on page 22.

          Compared to a year ago, earnings for the quarter and year-to-date decreased primarily as a result of a higher provision for loan losses related to the deteriorating credit conditions and resulting increase in charge-offs within the loan portfolio. Margin compression due to an increase in non-performing assets, competitive deposit pricing and the ongoing effect of efforts to maintain liquidity also contributed to lower earnings. Although the margin was down for the quarter from a year ago, it was up 20 basis points from the first quarter of 2009, reflecting improvement in loan and deposit pricing. Housing sales remain at low levels, leaving a surplus of finished housing and lot inventory in our markets, most notably in the Atlanta MSA. This decline in housing sales negatively affects both the cash flows of our residential construction and land development customers, and the demand for foreclosed developed real estate held by United.

          Nonperforming assets, of $392.6 million, which excludes assets of SCB that were covered by the loss sharing agreement with the FDIC, increased to 4.67% of total assets as of June 30, 2009, compared to 1.84% as of June 30, 2008 and 2.94% as of December 31, 2008. This increase was primarily the reflection of the continuing effects of declining home sales in United’s markets.

          Fee revenue, excluding the gain from the acquisition of SCB, decreased $2.1 million, or 14%, and $3.4 million, or 12%, from the second quarter and first six months of 2008, respectively. With the exception of mortgage fees, all other fee revenue sources decreased from the respective periods in 2008. Mortgage fees were up $623,000, or 28%, and $1.3 million, or 31% for the quarter and year-to-date, respectively, reflecting higher refinancing activity resulting from the low interest rate environment. In terms of mortgage production, United closed 1,008 loans totaling $168 million in the second quarter of 2009, setting a new company record for the number of loans closed. For the first six months of 2009, 2,004 loans were closed, representing $342 million. The decrease in the other fee revenue categories primarily reflects the weak economy.

          Operating expenses increased $5.6 million, or 11%, from the second quarter of 2008. Excluding the $70 million goodwill impairment charge and $2.9 million in severance costs in the first quarter of 2009, operating expenses for the first six months of 2009 increased 10.6 million, or 11%, from the same period of 2008. Both the quarter and year-to-date increases were primarily due to higher expenses associated with, and write-downs on, foreclosed real estate properties and higher FDIC insurance premiums. Effective January 1, 2009, the FDIC raised deposit insurance rates on all insured depository institutions by seven basis points on the balance of insured deposits. United’s second quarter expenses also includes a one-time special assessment of $3.7 million that will be paid in September.

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

Results of Operations

          United reported a net loss of $16.0 million for the second quarter of 2009, which included a non-recurring gain on the acquisition of SCB of $11.4 million. This compared to net income of $7.1 million for the same period in 2008. The second quarter 2009 diluted loss per share was $.38, which included $.15 in earnings related to the gain on acquisition. This compared to diluted earnings per share of $.15 for the second quarter of 2008.

          For the first six months of 2009, United reported a net loss of $119.8 million, which included the $11.4 million gain on acquisition, a non-recurring, non-cash goodwill impairment charge of $70 million and non-recurring severance costs of $2.9 million. Net income for the same period in 2008 was $23.2 million. Diluted loss per share for the six months ended June 30, 2009 was $2.57, of which $.15 in earnings per share was related to the gain on acquisition and $1.44 and $.04 in loss per share were related to the goodwill impairment charge and severance costs, respectively. This compared to diluted earnings per share of $.49 for the first six months of 2008. The net losses in the second quarter and first six months of 2009 reflect a higher provision for loan losses related to the continuing effect of the economic recession and the weak residential construction and housing markets.

Table 1 - Financial Highlights
Selected Financial Information

(in thousands, except per share data; taxable equivalent)						Second Quarter 2009-2008 Change	For the Six Months Ended
	2009		2008						YTD 2009-2008 Change
	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter
							2009	2008
INCOME SUMMARY
Interest revenue	$102,737	$103,562	$108,434	$112,510	$116,984		$206,299	$246,025
Interest expense	41,855	46,150	56,561	53,719	55,231		88,005	117,985
Net interest revenue	60,882	57,412	51,873	58,791	61,753	(1)%	118,294	128,040	(8)%
Provision for loan losses	60,000	65,000	85,000	76,000	15,500		125,000	23,000
Operating fee revenue (1)	13,050	12,846	10,718	13,121	15,105	(14)	25,896	29,302	(12)
Total operating revenue	13,932	5,258	(22,409)	(4,088)	61,358	NM	19,190	134,342	NM
Operating expenses (2)	55,348	52,569	52,439	56,970	49,761	11	107,917	97,290	11
Operating (loss) income before taxes	(41,416)	(47,311)	(74,848)	(61,058)	11,597	NM	(88,727)	37,052	NM
Income tax (benefit) expense	(18,353)	(15,335)	(28,101)	(21,184)	4,504		(33,688)	13,881
Net operating (loss) income (1)(2)	(23,063)	(31,976)	(46,747)	(39,874)	7,093	NM	(55,039)	23,171	NM
Gain from acquisition, net of tax benefit	7,062	—	—	—	—		7,062	—
Noncash goodwill impairment charge	—	(70,000)	—	—	—		(70,000)	—
Severance costs, net of tax benefit	—	(1,797)	—	—	—		(1,797)	—
Net (loss) income	(16,001)	(103,773)	(46,747)	(39,874)	7,093	NM	(119,774)	23,171	NM
Preferred dividends and discount accretion	2,559	2,554	712	4	4		5,113	8
Net (loss) income available to common shareholders	$(18,560)	$(106,327)	$(47,459)	$(39,878)	$7,089	NM	$(124,887)	$23,163	NM
PERFORMANCE MEASURES
Per common share:
Diluted operating (loss) earnings (1)(2)	$(.53)	$(.71)	$(.99)	$(.84)	$.15	NM	$(1.24)	$.49	NM
Diluted (loss) earnings	(.38)	(2.20)	(.99)	(.84)	.15	NM	(2.57)	.49	NM
Cash dividends declared	—	—	—	—	.09		—	.18
Stock dividends declared (6)	1 for 130	1 for 130	1 for 130	1 for 130	—		2 for 130	—
Book value	13.87	14.70	16.95	17.12	17.75	(22)	13.87	17.75	(22)
Tangible book value (4)	8.85	9.65	10.39	10.48	11.03	(20)	8.85	11.03	(20)
Key performance ratios:
Return on equity (3)(5)	(11.42)%	(58.28)%	(23.83)%	(19.07)%	3.41%		(36.20)%	5.61%
Return on assets (5)	(.79)	(5.06)	(2.20)	(1.95)	.34		(2.93)	.56
Net interest margin (5)	3.28	3.08	2.70	3.17	3.32		3.18	3.43
Operating efficiency ratio (1)(2)(4)	74.15	75.15	81.34	79.35	65.05		74.63	61.97
Equity to assets	10.76	11.64	10.08	10.28	10.33		11.20	10.31
Tangible equity to assets (4)	8.00	8.30	6.59	6.65	6.77		8.15	6.75
Tangible common equity to assets (4)	5.81	6.13	6.23	6.65	6.77		5.97	6.75
Tangible common equity to risk-weighted assets (4)	7.48	8.03	8.34	8.26	8.51		7.48	8.51
ASSET QUALITY *
Non-performing loans (NPLs)	$287,848	$259,155	$190,723	$139,266	$123,786		$287,848	$123,786
Foreclosed properties	104,754	75,383	59,768	38,438	28,378		104,754	28,378
Total non-performing assets (NPAs)	392,602	334,538	250,491	177,704	152,164		392,602	152,164
Allowance for loan losses	145,678	143,990	122,271	111,299	91,035		145,678	91,035
Net charge-offs	58,312	43,281	74,028	55,736	14,313		101,593	21,388
Allowance for loan losses to loans	2.64%	2.56%	2.14%	1.91%	1.53%		2.64%	1.53%
Net charge-offs to average loans (5)	4.18	3.09	5.09	3.77	.97		3.64	.72
NPAs to loans and foreclosed properties	6.99	5.86	4.35	3.03	2.55		6.99	2.55
NPAs to total assets	4.67	4.11	2.94	2.20	1.84		4.67	1.84

AVERAGE BALANCES
Loans	$5,597,259	$5,675,054	$5,784,139	$5,889,168	$5,933,143	(6)	$5,635,942	$5,945,720	(5)
Investment securities	1,771,482	1,712,654	1,508,808	1,454,740	1,507,240	18	1,742,231	1,496,377	16
Earning assets	7,442,178	7,530,230	7,662,536	7,384,287	7,478,018	—	7,485,961	7,484,749	—
Total assets	8,168,147	8,312,648	8,449,097	8,146,880	8,295,748	(2)	8,239,997	8,300,686	(1)
Deposits	6,544,537	6,780,531	6,982,229	6,597,339	6,461,361	1	6,661,881	6,256,217	6
Shareholders’ equity	879,210	967,505	851,956	837,487	856,727	3	923,114	856,193	8
Common shares - basic	48,794	48,324	47,844	47,417	47,158		48,560	47,105
Common shares - diluted	48,794	48,324	47,844	47,417	47,249		48,560	47,260

AT PERIOD END
Loans	$5,513,087	$5,632,705	$5,704,861	$5,829,937	$5,933,141	(7)	$5,513,087	$5,933,141	(7)
Investment securities	1,816,787	1,719,033	1,617,187	1,400,827	1,430,588	27	1,816,787	1,430,588	27
Total assets	8,403,046	8,140,909	8,520,765	8,072,543	8,264,051	2	8,403,046	8,264,051	2
Deposits	6,848,760	6,616,488	7,003,624	6,689,335	6,696,456	2	6,848,760	6,696,456	2
Shareholders’ equity	855,272	888,853	989,382	816,880	837,890	2	855,272	837,890	2
Common shares outstanding	48,933	48,487	48,009	47,596	47,096		48,933	47,096

(1) Excludes the gain from acquisition of $11.4 million, net of income tax expense of $4.3 million in the second quarter of 2009. (2) Excludes the non-recurring goodwill impairment charge of $70 million and severance costs of $2.9 million, net of income tax benefit of $1.1 million in the first quarter of 2009. (3) Net income available to common shareholders, which excludes preferred stock dividends, divided by average realized common equity, which excludes accumulated other comprehensive income (loss). (4) Excludes effect of acquisition related intangibles and associated amortization. (5) Annualized. (6) Number of new shares issued for shares currently held. NM - Not meaningful.
* Excludes covered loans and covered NPAs

Table 1 Continued - Operating Earnings to GAAP Earnings Reconciliation
Selected Financial Information

	2009		2008			For the Six Months Ended
(in thousands, except per share data; taxable equivalent)	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter
						2009	2008
Interest revenue reconciliation
Interest revenue - taxable equivalent	$102,737	$103,562	$108,434	$112,510	$116,984	$206,299	$246,025
Taxable equivalent adjustment	(463)	(488)	(553)	(571)	(606)	(951)	(1,137)
Interest revenue (GAAP)	$102,274	$103,074	$107,881	$111,939	$116,378	$205,348	$244,888
Net interest revenue reconciliation
Net interest revenue - taxable equivalent	$60,882	$57,412	$51,873	$58,791	$61,753	$118,294	$128,040
Taxable equivalent adjustment	(463)	(488)	(553)	(571)	(606)	(951)	(1,137)
Net interest revenue (GAAP)	$60,419	$56,924	$51,320	$58,220	$61,147	$117,343	$126,903
Fee revenue reconciliation
Operating fee revenue	$13,050	$12,846	$10,718	$13,121	$15,105	$25,896	$29,302
Gain from acquisition	11,390	—	—	—	—	11,390	—
Fee revenue (GAAP)	$24,440	$12,846	$10,718	$13,121	$15,105	$37,286	$29,302
Total revenue reconciliation
Total operating revenue	$13,932	$5,258	$(22,409)	$(4,088)	$61,358	$19,190	$134,342
Taxable equivalent adjustment	(463)	(488)	(553)	(571)	(606)	(951)	(1,137)
Gain from acquisition	11,390	—	—	—	—	11,390	—
Total revenue (GAAP)	$24,859	$4,770	$(22,962)	$(4,659)	$60,752	$29,629	$133,205
Expense reconciliation
Operating expense	$55,348	$52,569	$52,439	$56,970	$49,761	$107,917	$97,290
Noncash goodwill impairment charge	—	70,000	—	—	—	70,000	—
Severance costs	—	2,898	—	—	—	2,898	—
Operating expense (GAAP)	$55,348	$125,467	$52,439	$56,970	$49,761	$180,815	$97,290
(Loss) income before taxes reconciliation
Operating (loss) income before taxes	$(41,416)	$(47,311)	$(74,848)	$(61,058)	$11,597	$(88,727)	$37,052
Taxable equivalent adjustment	(463)	(488)	(553)	(571)	(606)	(951)	(1,137)
Gain from acquisition	11,390	—	—	—	—	11,390	—
Noncash goodwill impairment charge	—	(70,000)	—	—	—	(70,000)	—
Severance costs	—	(2,898)	—	—	—	(2,898)	—
(Loss) income before taxes (GAAP)	$(30,489)	$(120,697)	$(75,401)	$(61,629)	$10,991	$(151,186)	$35,915
Income tax (benefit) expense reconciliation
Operating income tax (benefit) expense	$(18,353)	$(15,335)	$(28,101)	$(21,184)	$4,504	$(33,688)	$13,881
Taxable equivalent adjustment	(463)	(488)	(553)	(571)	(606)	(951)	(1,137)
Gain from acquisition, tax expense	4,328	—	—	—	—	4,328	—
Severance costs, tax benefit	—	(1,101)	—	—	—	(1,101)	—
Income tax (benefit) expense (GAAP)	$(14,488)	$(16,924)	$(28,654)	$(21,755)	$3,898	$(31,412)	$12,744
(Loss) earnings per common share reconciliation
Operating (loss) earnings per common share	$(0.53)	$(0.71)	$(0.99)	$(0.84)	$0.15	$(1.24)	$0.49
Gain from acquisition	0.15	—	—	—	—	0.15	—
Noncash goodwill impairment charge	—	(1.45)	—	—	—	(1.44)	—
Severance costs	—	(0.04)	—	—	—	(0.04)	—
(Loss) earnings per common share (GAAP)	$(0.38)	$(2.20)	$(0.99)	$(0.84)	$0.15	$(2.57)	$0.49
Book value reconciliation
Tangible book value	$8.85	$9.65	$10.39	$10.48	$11.03	$8.85	$11.03
Effect of goodwill and other intangibles	5.02	5.05	6.56	6.64	6.72	5.02	6.72
Book value (GAAP)	$13.87	$14.70	$16.95	$17.12	$17.75	$13.87	$17.75
Efficiency ratio reconciliation
Operating efficiency ratio	74.15%	75.15%	81.34%	79.35%	65.05%	74.63%	61.97%
Gain from acquisition	(9.82)	—	—	—	—	(9.12)	—
Noncash goodwill impairment charge	—	100.06	—	—	—	48.41	—
Severance costs	—	4.14	—	—	—	2.00	—
Efficiency ratio (GAAP)	64.33%	179.35%	81.34%	79.35%	65.05%	115.92%	61.97%
Average equity to assets reconciliation
Tangible common equity to assets	5.81%	6.13%	6.23%	6.65%	6.77%	5.97%	6.75%
Effect of preferred equity	2.19	2.17	.36	—	—	2.18	—
Tangible equity to assets	8.00	8.30	6.59	6.65	6.77	8.15	6.75
Effect of goodwill and other intangibles	2.76	3.34	3.49	3.63	3.56	3.05	3.56
Equity to assets (GAAP)	10.76%	11.64%	10.08%	10.28%	10.33%	11.20%	10.31%
Actual tangible common equity to risk-weighted assets reconciliation
Tangible common equity to risk-weighted assets	7.48%	8.03%	8.34%	8.26%	8.51%	7.48%	8.51%
Effect of other comprehensive income	(.72)	(1.00)	(.91)	(.28)	(.01)	(.72)	(.01)
Effect of trust preferred	.89	.89	.88	.68	.67	.89	.67
Effect of preferred equity	3.00	2.96	2.90	—	—	3.00	—
Tier I capital ratio (Regulatory)	10.65%	10.88%	11.21%	8.66%	9.17%	10.65%	9.17%

Net Interest Revenue (Taxable Equivalent)

          Net interest revenue (the difference between the interest earned on assets and the interest paid on deposits and borrowed funds) is the single largest component of total revenue. United actively manages this revenue source to provide optimal levels of revenue while balancing interest rate, credit and liquidity risks. Net interest revenue for the three months ended June 30, 2009 was $60.9 million, down $871,000, or 1%, from last year but up $3.5 million from the first quarter of 2009. Average loans decreased $336 million, or 6%, from the second quarter last year. The decrease in the loan portfolio was a result of the slowdown in the housing market, particularly in the Atlanta MSA where period-end loans decreased $329 million from June 30, 2008. The decrease was the result of loan charge-offs, decreased loan demand and management’s efforts to rebalance the loan portfolio by reducing the concentration of residential construction loans, particularly in the Atlanta MSA where the housing market has been under considerable stress. Period-end loans in north Georgia, North Carolina and the Gainesville, Georgia MSA decreased $87 million, $25 million and $9 million, respectively. In contrast, coastal Georgia increased $19 million and east Tennessee increased $11 million from the second quarter of 2008.

          Average interest-earning assets for the second quarter 2009 decreased $35.8 million from the same period in 2008. An increase in the investment securities portfolio and other short-term investments of $300 million was offset by decreased loan balances of $336 million. Average interest-bearing liabilities decreased $135 million from the second quarter of 2008 with the Series B preferred stock of $180 million, issued in the fourth quarter as part of the U.S. Treasury’s Capital Purchase Program, funding the difference in the decrease of average interest-bearing liabilities and the decrease in average interest-earning assets. Dividends on the Series B preferred shares and the related discount accretion are not included in net income (loss) but are subtracted from net income (loss) in the determination of net income (loss) available to common shareholders.

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

          For the three months ended June 30, 2009 and 2008, the net interest spread was 2.97 and 2.96%, respectively, while the net interest margin was 3.28% and 3.32%, respectively. Even though there was only four basis points of margin compression year over year, the interim quarters experienced severe compression in the second half of 2008 and expansion in 2009. The compression of the margin in late 2008 was primarily the result of a rise in non-performing assets and higher than normal deposit pricing resulting from competition for deposits due to liquidity pressures affecting the banking industry as a whole in the second half of 2008. The compression of the margin was also due to the lowering of the prime interest rate initiated by actions of the Federal Reserve beginning in September 2007 and the resulting decrease in the repricing of our interest earning assets faster than our interest-bearing liabilities. Also contributing to the lower net interest margin was a shift in earning-asset mix from loans to investment securities. These factors continued to compress the net interest margin through most of the fourth quarter of 2008 leading to a net interest margin of 2.70% in the fourth quarter. Deposit pricing competition began to ease late in the fourth quarter and United intensified its focus on loan pricing to ensure that it was being adequately compensated for the credit risk it was taking. The combined effect of the easing of deposit pricing competition and widening credit spreads in United’s loan portfolio led to the 58 basis point increase in the net interest margin from the fourth quarter of 2008 to the second quarter of 2009.

          The average yield on interest-earning assets for the second quarter of 2009 was 5.53%, compared with 6.29% in the second quarter of 2008. Loan yields were down 73 basis points compared with the second quarter of 2008, due to the effect of the Federal Reserve’s policy of lowering interest rates to stimulate the economy on United’s primarily prime-based loan portfolio and the higher level of non-performing loans.

          The average cost of interest-bearing liabilities for the second quarter was 2.56% compared to 3.33% from the same period of 2008. Throughout most of 2008, United was unable to reduce deposit rates commensurate with the rate declines in its loan portfolio. This trend became more visible in the third and fourth quarters of 2008 when industry liquidity pressures led to increased competition for deposits and did not allow United to reduce deposit rates to correspond with the Federal Reserve’s actions to lower interest rates. Late in the fourth quarter of 2008, liquidity pressures began to ease, allowing United to lower its deposit rates and still maintain its strong liquidity position.

          The following table shows the relationship between interest revenue and expense, and the average amounts of interest-earning assets and interest-bearing liabilities for the three months ended June 30, 2009 and 2008.

Table 2 - Average Consolidated Balance Sheets and Net Interest Analysis
For the Three Months Ended June 30,

	2009			2008
(dollars in thousands, taxable equivalent)	Average Balance	Interest	Avg. Rate	Average Balance	Interest	Avg. Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (1)(2)	$5,597,259	$81,567	5.85%	$5,933,143	$97,080	6.58%
Taxable securities (3)	1,742,620	20,176	4.63	1,471,958	18,879	5.13
Tax-exempt securities (1)(3)	28,862	506	7.01	35,282	655	7.43
Federal funds sold and other interest-earning assets	73,437	488	2.66	37,635	370	3.93

Total interest-earning assets	7,442,178	102,737	5.53	7,478,018	116,984	6.29
Non-interest-earning assets:
Allowance for loan losses	(147,691)			(93,776)
Cash and due from banks	101,830			144,589
Premises and equipment	179,446			181,454
Other assets (3)	592,384			585,463
Total assets	$8,168,147			$8,295,748

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW	$1,258,134	2,843	.91	$1,505,280	7,216	1.93
Money market	521,989	2,269	1.74	422,419	2,310	2.20
Savings	178,435	121	.27	186,826	180	.39
Time less than $100,000	1,894,071	15,342	3.25	1,643,740	17,285	4.23
Time greater than $100,000	1,325,757	11,513	3.48	1,484,032	16,135	4.37
Brokered	686,070	5,209	3.05	534,835	5,408	4.06
Total interest-bearing deposits	5,864,456	37,297	2.55	5,777,132	48,534	3.38
Federal funds purchased and other borrowings	220,376	595	1.08	383,378	1,820	1.91
Federal Home Loan Bank advances	309,962	1,203	1.56	412,268	2,818	2.75
Long-term debt	151,019	2,760	7.33	107,996	2,059	7.67
Total borrowed funds	681,357	4,558	2.68	903,642	6,697	2.98

Total interest-bearing liabilities	6,545,813	41,855	2.56	6,680,774	55,231	3.33
Non-interest-bearing liabilities:
Non-interest-bearing deposits	680,081			684,229
Other liabilities	63,043			74,018
Total liabilities	7,288,937			7,439,021
Shareholders’ equity	879,210			856,727

Total liabilities and shareholders’ equity	$8,168,147			$8,295,748
Net interest revenue		$60,882			$61,753
Net interest-rate spread			2.97%			2.96%

Net interest margin (4)			3.28%			3.32%

(1)
Interest revenue on tax-exempt securities and loans has been increased to reflect comparable interest on taxable securities and loans. The rate used was 39%, reflecting the statutory federal income tax rate and the federal tax adjusted state income tax rate.

(2)	Included in the average balance of loans outstanding are loans where the accrual of interest has been discontinued.
(3)	Securities available for sale are shown at amortized cost. Pretax unrealized gains of $14.7 million in 2009 and $13.0 million in 2008 are included in other assets for purposes of this presentation.
(4)	Net interest margin is taxable equivalent net-interest revenue divided by average interest-earning assets.

          The following table shows the relationship between interest revenue and expense, and the average amounts of interest-earning assets and interest-bearing liabilities for the six months ended June 30, 2009 and 2008.

Table 3 - Average Consolidated Balance Sheets and Net Interest Analysis
For the Six Months Ended June 30,

	2009			2008
(dollars in thousands, taxable equivalent)	Average Balance	Interest	Avg. Rate	Average Balance	Interest	Avg. Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (1)(2)	$5,635,942	$163,316	5.84%	$5,945,720	$206,332	6.98%
Taxable securities (3)	1,712,778	40,609	4.74	1,460,090	37,507	5.14
Tax-exempt securities (1)(3)	29,453	1,028	6.98	36,287	1,303	7.18
Federal funds sold and other interest-earning assets	107,788	1,346	2.50	42,652	883	4.14

Total interest-earning assets	7,485,961	206,299	5.55	7,484,749	246,025	6.60
Non-interest-earning assets:
Allowance for loan losses	(138,297)			(92,901)
Cash and due from banks	103,113			149,648
Premises and equipment	179,470			181,405
Other assets (3)	609,750			577,785
Total assets	$8,239,997			$8,300,686

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW	$1,307,865	6,180	.95	$1,483,699	15,803	2.14
Money market	499,780	4,506	1.82	430,734	5,223	2.44
Savings	175,587	248	.28	185,819	407	.44
Time less than $100,000	1,918,349	32,559	3.42	1,598,526	35,508	4.47
Time greater than $100,000	1,359,286	24,338	3.61	1,424,670	32,505	4.59
Brokered	735,844	11,220	3.07	454,619	9,699	4.29
Total interest-bearing deposits	5,996,711	79,051	2.66	5,578,067	99,145	3.57
Federal funds purchased and other borrowings	185,639	1,148	1.25	467,596	6,138	2.64
Federal Home Loan Bank advances	257,742	2,277	1.78	536,883	8,563	3.21
Long-term debt	151,009	5,529	7.38	107,995	4,139	7.71
Total borrowed funds	594,390	8,954	3.04	1,112,474	18,840	3.41

Total interest-bearing liabilities	6,591,101	88,005	2.69	6,690,541	117,985	3.55
Non-interest-bearing liabilities:
Non-interest-bearing deposits	665,170			678,150
Other liabilities	60,612			75,802
Total liabilities	7,316,883			7,444,493
Shareholders’ equity	923,114			856,193
Total liabilities and shareholders’ equity	$8,239,997			$8,300,686
Net interest revenue		$118,294			$128,040
Net interest-rate spread			2.86%			3.05%

Net interest margin (4)			3.18%			3.43%

(1)
Interest revenue on tax-exempt securities and loans has been increased to reflect comparable interest on taxable securities and loans. The rate used was 39%, reflecting the statutory federal income tax rate and the federal tax adjusted state income tax rate.

(2)	Included in the average balance of loans outstanding are loans where the accrual of interest has been discontinued.
(3)	Securities available for sale are shown at amortized cost. Pretax unrealized gains of $12.7 million in 2009 and $14.5 million in 2008 are included in other assets for purposes of this presentation.
(4)	Net interest margin is taxable equivalent net-interest revenue divided by average interest-earning assets.

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

Table 4 - Change in Interest Revenue and Expense on a Taxable Equivalent Basis
(in thousands)

	Three Months Ended June 30, 2009 Compared to 2008 Increase (decrease) Due to Changes in			Six Months Ended June 30, 2009 Compared to 2008 Increase (decrease) Due to Changes in
	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Loans	$(5,291)	$(10,222)	$(15,513)	$(10,324)	$(32,692)	$(43,016)
Taxable securities	3,251	(1,954)	1,297	10,144	(7,042)	3,102
Tax-exempt securities	(114)	(35)	(149)	(239)	(36)	(275)
Federal funds sold and other interest-earning assets	267	(149)	118	1,480	(1,017)	463
Total interest-earning assets	(1,887)	(12,360)	(14,247)	1,061	(40,787)	(39,726)

Interest-bearing liabilities:
NOW accounts	(1,036)	(3,337)	(4,373)	(1,690)	(7,933)	(9,623)
Money market accounts	485	(526)	(41)	755	(1,472)	(717)
Savings deposits	(8)	(51)	(59)	(21)	(138)	(159)
Time deposits less than $100,000	2,391	(4,334)	(1,943)	6,335	(9,284)	(2,949)
Time deposits greater than $100,000	(1,601)	(3,021)	(4,622)	(1,435)	(6,732)	(8,167)
Brokered deposits	1,326	(1,525)	(199)	4,828	(3,307)	1,521
Total interest-bearing deposits	1,557	(12,794)	(11,237)	8,772	(28,866)	(20,094)
Federal funds purchased & other borrowings	(608)	(617)	(1,225)	(2,658)	(2,332)	(4,990)
Federal Home Loan Bank advances	(589)	(1,026)	(1,615)	(3,383)	(2,903)	(6,286)
Long-term debt	789	(88)	701	1,582	(192)	1,390
Total borrowed funds	(408)	(1,731)	(2,139)	(4,459)	(5,427)	(9,886)
Total interest-bearing liabilities	1,149	(14,525)	(13,376)	4,313	(34,293)	(29,980)

Increase in net interest revenue	$(3,036)	$2,165	$(871)	$(3,252)	$(6,494)	$(9,746)

Provision for Loan Losses

          The provision for loan losses is based on management’s evaluation of losses inherent in the loan portfolio and corresponding analysis of the allowance for loan losses at quarter-end. The provision for loan losses was $60.0 million and $125 million for the second quarter and the first six months of 2009, respectively, compared with $15.5 million and $23.0 million, respectively, for the same periods in 2008. Net loan charge-offs as an annualized percentage of average outstanding loans for the three months ended June 30, 2009 were 4.18%, compared to .97% for the second quarter of 2008. The amount of provision recorded in the second quarter was the amount required such that the total allowance for loan losses reflects, in the estimation of management, the appropriate balance and is adequate to cover inherent losses in the loan portfolio. The increases in the provision and the allowance for loan losses compared to a year ago were due to an increase in substandard loans, deterioration in the collateral values leading to an expectation of higher charge-offs upon default, further weakening of the residential construction and housing markets, and the recessionary economic environment. For the six months ended June 30, 2009, net loan charge-offs as an annualized percentage of average outstanding loans were 3.64%, compared to .72% for the same period in 2008.

          As the residential construction and housing markets have struggled, most notably in the Atlanta MSA, it has been difficult for many builders and developers to obtain cash flow from selling lots and houses needed to service debt. This deterioration of the residential construction and housing market was the primary factor that resulted in higher credit losses and an increase in non-performing assets. Although a majority of the losses have been within the residential construction and development portion of the portfolio in the Atlanta MSA, credit quality deterioration has been observed in other markets and loan categories. Additional discussion on loan quality and the allowance for loan losses is included in the Asset Quality section of this report on page 31.

Fee Revenue

          United continues to focus on increasing fee revenue through new products and services. Fee revenue for the three and six months ended June 30, 2009 was $24.4 million and $37.3 million, respectively. Fee revenue includes an $11.4 million gain on the acquisition of SCB in the second quarter of 2009. Excluding the gain on acquisition, operating fee revenue was $13.1 million and $25.9 million, respectively, for the second quarter and first six months of 2009, decreasing $2.1 million, or 14%, and $3.4 million, or 12%, respectively, from the same periods in 2008.

          The following table presents the components of fee revenue for the second quarters of 2009 and 2008, and the first six months of 2009 and 2008.

Table 5 - Fee Revenue
(dollars in thousands)

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	Change	2009	2008	Change

Service charges and fees	$7,557	$7,957	(5)%	$14,591	$15,770	(7)%
Mortgage loan and related fees	2,825	2,202	28	5,476	4,165	31
Consulting fees	1,745	2,252	(23)	2,766	4,059	(32)
Brokerage fees	497	814	(39)	1,186	1,907	(38)
Securities (losses) gains, net	(711)	357		(408)	357
Other	1,137	1,523	(25)	2,285	3,044	(25)
Operating fee revenue	13,050	15,105	(14)	25,896	29,302	(12)
Gain from acquisition	11,390	—		11,390	—
Total fee revenue	$24,440	$15,105	62	$37,286	$29,302	27

          Service charges and fees of $7.6 million were down $400,000, or 5%, from the second quarter of 2008. For the first six months of 2009, service charges and fees of $14.6 million were down $1.2 million, or 7%, from the same period in 2008. This decrease was primarily due to a lower volume of overdraft fees.

          Mortgage loans and related fees for the second quarter and first six months of 2009, were up $623,000, or 28%, and $1.3 million, or 31%, respectively, from the same periods in 2008. The increase is due to a significant increase in the level of refinancing activity as mortgage rates fell to historical lows. In the second quarter of 2009, United closed 1,008 loans totaling $168 million compared with 662 loans totaling $116 million in the second quarter of 2008. The second quarter year-to-date mortgage production of 2,004 loans totaling $342 million, compared very favorably with 1,214 loans totaling $213 million for the same period in 2008. The second quarter 2009 origination activity was at a record level for United. Substantially all originated residential mortgages were sold into the secondary market including the right to service these loans.

          Consulting fees decreased $507,000, or 23%, compared to the second quarter of 2008. For the first six months of 2009, consulting fees were down $1.3 million, or 32%, compared with the first six months of 2008. This decrease is a direct result of the current economic stress affecting the financial services industry which has limited sales of new consulting projects. In addition, during the first quarter, and a portion of the second quarter, several consultants were engaged in United’s internal project to improve financial performance through revenue enhancement and cost savings initiatives. This project allowed United to maintain the consultants’ productivity while providing a valuable service to United; however, these services do not result in the recognition of consolidated consulting fee revenue for financial reporting purposes since the services were performed by a wholly-owned subsidiary.

          Brokerage fees of $497,000 were down $317,000, or 39%, from the second quarter of 2008 due to the continuing weak market conditions. Year-to-date brokerage fees were down $721,000, or 38%, from the same period in 2008.

          The securities losses of $711,000 and $408,000, respectively, for the second quarter and first six months of 2009 include a charge of $743,000 for the impairment of an equity investment in Silverton Bank, NA, a financial institution that failed during the second quarter. United wrote off its entire investment in Silverton.

          The gain from acquisition recorded in the first quarter of 2009 resulted from the SCB acquisition which was accounted for as a bargain purchase. In this bargain purchase, the fair values of the net assets and liabilities received from the acquisition exceeded the purchase price of those assets and liabilities. With the SCB acquisition, United received assets, including a cash payment from the FDIC, with an estimated fair value of $378.2 million and liabilities with an estimated fair value of $366.8 million. The difference between the assets received and liabilities assumed of $11.4 million resulted in a gain from the acquisition. The fair values are preliminary and are subject to refinement for up to one year after the closing date as information relative to closing date fair values becomes available. Changes to the closing date fair values will result in future adjustments to gain from the acquisition.

          Other fee revenue decreased $386,000, or 25%, and $759,000, or 25%, from the same periods in 2008. This decline is due to lower revenue generated by United’s Bank Owned Life Insurance (“BOLI”) assets.

Operating Expenses

          Operating expenses for the second quarter of 2009 were $55.3 million, up $5.6 million, or 11%, from second quarter 2008. For the six months ended June 30, 2009, total operating expenses were $180.8 million, which included a $70 million charge for goodwill impairment and $2.9 million in severance costs relating to a reduction in force. Excluding those non-recurring charges, operating expenses for the first six months of 2009 were $107.9 million, an increase of $10.6 million, or 11%, compared with $97.3 million for the same period in 2008.

          The following table presents the components of operating expenses for the three and six months ended June 30, 2009 and 2008.

Table 6 - Operating Expenses
(dollars in thousands)

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	Change	2009	2008	Change

Salaries and employee benefits	$28,058	$28,753	(2)%	$56,897	$57,507	(1)%
Communications and equipment	3,645	3,852	(5)	7,374	7,684	(4)
Occupancy	3,853	3,704	4	7,660	7,420	3
Advertising and public relations	1,191	2,009	(41)	2,300	3,360	(32)
Postage, printing and supplies	1,294	1,448	(11)	2,476	3,040	(19)
Professional fees	2,806	1,679	67	5,099	3,600	42
Foreclosed property	5,737	2,852	101	10,056	3,763	167
FDIC assessments and other regulatory charges	6,810	1,265	438	9,492	2,531	275
Amortization of intangibles	739	745	(1)	1,478	1,512	(2)
Goodwill impairment	—	—		70,000	—
Severance costs	—	—		2,898	—
Other	1,215	3,454	(65)	5,085	6,873	(26)
Total	$55,348	$49,761	11	$180,815	$97,290	86

          Salaries and employee benefits for the second quarter 2009 totaled $28.1 million, down $695,000, or 2%, from the same period of 2008. For the first six months of 2009, salaries and employee benefits of $56.9 million were down $610,000, or 1%, from the first six months of 2008. As a result of United’s reduction in workforce in the second quarter of 2009, employee salaries decreased $1.1 million from the second quarter of 2008. This decrease, however, was offset by higher mortgage commissions related to refinancing activity and higher incentives associated with United’s program to raise core deposits. Through the reduction in workforce, United reduced headcount from 1,994 employees at December 31, 2008 to 1,809 at June 30, 2009, excluding 60 employees added through the acquisition of SCB.

          Professional fees for the second quarter of 2009 of $2.8 million were up $1.1 million, or 67%, from the same period in 2008. Year-to-date professional fees of $5.1 million were up $1.5 million, or 42%, over the same period in 2008. The increase is primarily related to legal fees incurred in the loan workout and foreclosure process.

          Foreclosed property expense of $5.7 million for the second quarter of 2009 was up $2.9 million from the second quarter of 2008, reflecting the increase in the number of foreclosed properties. For the first six months of 2009, foreclosed property expense of $10.1 million was up $6.3 million over the first six months of 2008. This expense category includes legal fees, property taxes, marketing costs, utility services, maintenance and repair charges as well as realized losses and write downs associated with foreclosed properties. Realized losses and write-downs were $2.6 million and $4.4 million for the three- and six-months ended June 30, 2009, compared to $1.8 million and $2.1 million, respectively for 2008.

          FDIC assessments and other regulatory charges of $6.8 million, and $9.5 million, for the second quarter and first six months of 2009, increased $5.5 million and $7.0 million, respectively, from the second quarter and first six months of 2008 reflecting both the increase in FDIC insurance premiums and a $3.7 million provision for the one time special assessment charged to all depository institutions.

          Other expense of $1.2 million for the second quarter of 2009 decreased $2.2 million from the second quarter of 2008. Year-to-date, other expenses of $5.1 million decreased $1.8 million from the first six months of 2008. The decrease was the result of an accrual in fourth quarter 2008 for $2.4 million related to a disputed charge from the transfer of BOLI investments. The disputed charge was settled in United’s favor during the second quarter of 2009.

Income Taxes

          Income tax benefit for the second quarter 2009 was $14.5 million as compared with income tax expense of $3.9 million for the second quarter of 2008, representing an effective tax rate of 47.5% and 35.5%, respectively. For the first six months of 2009, income tax benefit was $31.4 million as compared with income tax expense of $12.7 million for the same period in 2008, representing an effective tax rate of 20.8% and 35.5%, respectively. The effective tax rates were different from the statutory tax rates primarily due to interest revenue on certain investment securities and loans that are exempt from income taxes, tax exempt fee revenue, tax credits received on affordable housing investments, the goodwill impairment charge and the change in valuation allowance on deferred tax assets as discussed below.

          The effective tax rate for the second quarter of 2009 reflects a decision by management to reinstate certain BOLI policies which United had surrendered in the third quarter of 2008. United notified the carrier of its intent to surrender the policies in the fourth quarter of 2008 due to a dispute with the carrier. The policies required a six month waiting period before the surrender became effective. Prior to the expiration of the six month waiting period, United and the carrier were able to reach an acceptable settlement of the dispute and the surrender transaction was terminated. The tax charge recorded in 2008 was reversed during the second quarter of 2009. The effective tax rate for the second quarter, absent the BOLI credit, would have been 38%.

          Additional information regarding income taxes can be found in Note 14 to the consolidated financial statements filed with United’s 2008 Form 10-K.

          The effective tax rate for the first six months of 2009 also reflects the tax treatment of the $70 million goodwill impairment charge. Since the majority of United’s goodwill originated from acquisitions that were treated as tax-free exchanges, no goodwill was recognized for tax reporting purposes and therefore no tax deduction is allowed for the impairment charge. Likewise, no tax benefit is recognized in the financial statements relating to the $70 million charge. The year-to-date 2009 effective tax rate also reflects a valuation allowance established for deferred tax assets. Management determined that it is more likely than not that approximately $2.3 million, net of Federal benefit, in state low income housing tax credits will expire unused due to their very short three year carry forward period.

          At June 30, 2009, United had net deferred tax assets of $21.5 million, including a valuation allowance of $2.3 million related to state tax credits that are expected to expire unused. Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, requires that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. United’s management considers both positive and negative evidence and analyzes changes in near-term market conditions as well as other factors which may impact future operating results. In making such judgments, significant weight is given to evidence that can be objectively verified. At June 30, 2009, United’s management believes that it is more likely than not that, with the exception of those state tax credits that are expected to expire unused due to a relatively short carryforward period of only three years, it will be able to realize its deferred tax benefits through its ability to carry losses back to open tax years or carry losses forward to future profitable years. Despite recent losses and the challenging economic environment, United has a history of strong earnings, is well-capitalized, and has cautiously optimistic expectations regarding future taxable income. The deferred tax assets will be analyzed quarterly for changes affecting realizability, and there can be no guarantee that a valuation allowance will not be necessary in future periods.

Balance Sheet Review

          Total assets at June 30, 2009 and 2008 were $8.4 billion and $8.3 billion, respectively. Average total assets for the second quarter of 2009 were $8.2 billion, down from $8.3 billion in the second quarter of 2008.

Goodwill

          United reviews its goodwill for impairment annually or more frequently if circumstances indicate that goodwill has been impaired. United completed its annual goodwill impairment assessment as of December 31, 2008. In completing the annual assessment, United engaged an international accounting firm to assist with the valuation. United’s year-end goodwill impairment assessment indicated that there was no goodwill impairment.

          During the first quarter of 2009, United’s stock price fell from $13.58 at December 31, 2008 to a low of $2.28 in the first quarter and ended the first quarter of 2009 at $4.16 which management believes reflected uncertainty about the economic cycle. Additionally, the stock prices of the peer group used as part of the valuation analysis in the year-end goodwill impairment assessment experienced similar declines. The current economic environment has resulted in lower earnings with higher credit costs and those costs have been reflected in the income statement as well as valuation adjustments to the loan balances through increases to the level of the allowance for loan losses. With the stock price trading at a significant discount to book value and tangible book value and these other factors, management believed that goodwill should be re-assessed for impairment.

          In performing the first quarter assessment, United engaged the same third party valuation firm used to assist with the annual goodwill impairment assessment. The interim assessment in the first quarter was performed using a consistent approach with the annual assessment in the fourth quarter. The first step (Step 1) of the goodwill impairment analysis was to determine if the fair value of United exceeded the book value of equity, which would imply that goodwill is not impaired. The Step 1 analysis included three commonly used valuation techniques including an earnings approach that considered discounted future expected cash earnings and two market approaches. The first market approach was the Guideline Public Company method that considered United’s implied value by comparing United to a select peer group of public companies and their current market valuation and the second market approach was the Merger and Acquisition method that considered the amount an acquiring company might be willing to pay to gain control of United based on recent merger and acquisition activity.

          At December 31, 2008, United’s Step 1 analysis indicated that the fair value of United exceeded book value. All three valuation techniques used in Step 1 of the interim assessment showed a decline in value from the annual assessment performed at year-end due to deteriorating market conditions in the financial services industry and a decline in United’s internal earnings forecast related to further credit quality deterioration. The Step 1 analysis performed in the first quarter indicated that the estimated fair value of United had fallen below its book value.

          The declining valuation determined in Step 1 led to Step 2 of the goodwill impairment assessment which required United to determine the fair value of all assets and liabilities, including separately identifiable intangible assets, and determine the implied goodwill as the difference between the value of United determined in Step 1 and the value of the underlying assets and liabilities determined in Step 2. Because the implied value of goodwill resulting from the Step 2 analysis was $70 million less than the carrying amount of goodwill, United concluded that impairment was present and a $70 million charge to earnings was recorded in the first quarter.

          There are a number of valuation assumptions required to determine the value of the assets and liabilities. The most significant assumptions relate to the value of the loan portfolio. Those assumptions included estimates of cash flows on non-performing loans and probability of default rates and loss on default rates for performing loans. Changes in those assumptions, or any other significant assumptions, could have a significant impact on the results of the goodwill impairment assessment and result in future impairment charges.

          In the second quarter of 2009, United’s stock performance improved and closing stock price at quarter-end was $5.99, compared to $4.16 at March 31, 2009. Further, there were no other events or changes in operating conditions that would require an update to the assessment of goodwill for impairment in the second quarter. Each quarter, management continues to monitor conditions and, unless required earlier, the annual goodwill assessment will be updated in the fourth quarter of 2009.

          Because goodwill is an intangible asset that cannot be sold separately or otherwise disposed of, it is not recognized in determining capital adequacy for regulatory purposes. Therefore the goodwill impairment charge in the first quarter had no effect on United’s regulatory capital ratios.

Loans

          The following table presents a summary of the loan portfolio.

Table 7 - Loans Outstanding (excludes loans covered by loss share agreement)
(dollars in thousands)

	June 30, 2009	December 31, 2008	June 30, 2008
By Loan Type
Commercial (secured by real estate)	$1,796,560	$1,626,966	$1,584,258
Commercial construction	378,779	499,663	521,794
Commercial (commercial and industrial)	399,564	410,529	416,626
Total commercial	2,574,903	2,537,158	2,522,678
Residential construction	1,315,353	1,478,679	1,745,151
Residential mortgage	1,469,754	1,526,388	1,494,562
Installment	153,077	162,636	170,750
Total loans	$5,513,087	$5,704,861	$5,933,141

As a percentage of total loans:
Commercial (secured by real estate)	32%	29%	27%
Commercial construction	7	8	9
Commercial (commercial and industrial)	7	7	7
Total commercial	46	44	43
Residential construction	24	26	29
Residential mortgage	27	27	25
Installment	3	3	3
Total	100%	100%	100%
By Geographic Location
Atlanta MSA	$1,604,501	$1,705,561	$1,933,811
Gainesville MSA	413,065	420,169	421,711
North Georgia	1,977,991	2,040,082	2,064,856
Western North Carolina	794,251	809,863	818,677
Coastal Georgia	455,143	463,642	436,594
East Tennessee	268,136	265,544	257,492
Total loans	$5,513,087	$5,704,861	$5,933,141

          Substantially all of United’s loans are to customers located in the immediate market areas of its community banks in Georgia, North Carolina, and Tennessee. At June 30, 2009, total loans, excluding loans acquired from Southern Community Bank that are covered by loss sharing agreements with the FDIC, were $5.5 billion, a decrease of $420 million, or 7%, from June 30, 2008. The rate of loan growth began to decline in the first quarter of 2007 and the balances have continued to decline through 2008 and into 2009. The decrease in the loan portfolio was primarily due to deterioration in the residential construction and housing markets. This deterioration resulted in part in an oversupply of lot inventory, houses and land within United’s markets, which further slowed construction activities and acquisition and development projects. To date, the decline in the housing market has been most severe in the Atlanta MSA although there has been some migration of deterioration into United’s other markets.

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

          United classifies performing loans as substandard loans when there is a well-defined weakness or weaknesses that jeopardize the repayment by the borrower and there is a distinct possibility that United could sustain some loss if the deficiency is not corrected. The table below presents performing substandard loans for the last five quarters.

Table 8 - Performing Substandard Loans
(dollars in thousands)

	June 30, 2009	March 31, 2009	December 31, 2008	September 30, 2008	June 30, 2008

Commercial (sec. by RE)	$69,657	$65,211	$43,228	$33,574	$27,074
Commercial construction	36,316	31,733	15,552	16,603	2,319
Commercial & industrial	11,814	14,931	20,694	22,497	9,038
Total commercial	117,787	111,875	79,474	72,674	38,431
Residential construction	148,094	138,353	159,963	184,589	156,795
Residential mortgage	71,959	62,374	51,291	44,724	38,693
Consumer / installment	3,466	3,222	3,052	2,012	2,057
Total	$341,306	$315,824	$293,780	$303,999	$235,976

          At June 30, 2009, performing substandard loans totaled $341 million and increased $25 million from the prior quarter-end, $48 million from year-end 2008, and $105 million from a year ago. Residential construction loans, particularly in Atlanta, have represented the largest proportion of both performing substandard and nonperforming loans. Over the past three quarters, the rate of increase in substandard residential construction loans has slowed and the balances have leveled off. The increase in substandard residential mortgages is primarily related to rising unemployment rates. The increase in substandard commercial loans reflects the challenging economic environment and current recession. United classifies loans as non-accrual substandard loans (or “non-performing loans”) when the principal and interest on a loan is not likely to be repaid in accordance with the loan terms or when the loan becomes 90 days past due and is not well secured and in the process of collection. When a loan is classified on non-accrual status, interest previously accrued but not collected is reversed against current interest revenue. Payments received on a non-accrual loan are applied to reduce outstanding principal.

          Reviews of substandard performing and non-performing loans, past due loans and larger credits, are conducted on a regular basis with management during the quarter and are designed to identify risk migration and potential charges to the allowance for loan losses. These reviews are performed by the responsible lending officers and the loan review department and also consider such factors as the financial strength of borrowers, the value of the applicable collateral, past loan loss experience, anticipated loan losses, changes in risk profile, prevailing economic conditions and other factors. United also uses external loan review in addition to United’s internal loan review and to ensure the independence of the loan review process.

          The provision for loan losses charged to earnings was based upon management’s judgment of the amount necessary to maintain the allowance at a level appropriate to absorb losses inherent in the loan portfolio at quarter-end. The amount each quarter is dependent upon many factors, including growth and changes in the composition of the loan portfolio, net charge-offs, delinquencies, management’s assessment of loan portfolio quality, the value of collateral, and other macro-economic factors and trends. The evaluation of these factors is performed quarterly by management through an analysis of the appropriateness of the allowance for loan losses. The increases in the provision and the allowance for loan losses compared to a year ago were due to increasing trends in substandard loans, deterioration in the collateral values leading to an expectation of higher charge-offs upon default, further weakening of the residential construction and housing markets, and the recessionary economic environment.

          The following table presents a summary of the changes in the allowance for loan losses for the three and six months ended June 30, 2009 and 2008.

Table 9 - Allowance for Loan Losses
(in thousands)

	Three Months Ended June 30,			Six Months Ended June 30,
	2009		2008	2009		2008
Balance beginning of period	$143,990		$89,848	$122,271		$89,423
Provision for loan losses	60,000		15,500	125,000		23,000
Charge-offs:
Commercial (commercial and industrial)	4,977		410	6,185		734
Commercial (secured by real estate)	5,989		492	6,854		1,122
Commercial construction	757		125	811		125
Residential construction	44,645		10,354	82,612		15,162
Residential mortgage	3,589		2,599	6,700		3,672
Installment	981		670	1,907		1,337
Total loans charged-off	60,938		14,650	105,069		22,152
Recoveries:
Commercial (commercial and industrial)	1,870		12	2,205		32
Commercial (secured by real estate)	3		68	42		68
Commercial construction	1		—	1		—
Residential construction	405		11	610		154
Residential mortgage	64		23	191		85
Installment	283		223	427		425
Total recoveries	2,626		337	3,476		764
Net charge-offs	58,312		14,313	101,593		21,388
Balance end of period	$145,678		$91,035	$145,678		$91,035
Total loans:
At period-end	$5,513,087		$5,933,141	$5,513,087		$5,933,141
Average	5,597,259		5,933,143	5,635,942		5,945,720
Allowance as a percentage of period-end loans	2.64%		1.53%	2.71%		1.53%
As a percentage of average loans:
Net charge-offs (annualized)	4.18		.97	3.64		.72
Provision for loan losses (annualized)	4.30		1.04	4.47		.77
Allowance as a percentage of non-performing loans	51	*	74	51	*	74

* Excluding impaired loans with no allocated reserve, the coverage ratio was 82% at June 30, 2009.

          Management believes that the allowance for loan losses at June 30, 2009 reflects the losses inherent in the loan portfolio. This assessment involves uncertainty and judgment; therefore, the adequacy of the allowance for loan losses cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require adjustments to the provision for loan losses in future periods if, in their opinion, the results of their review warrant such additions.

Non-performing Assets

          The table below summarizes non-performing assets, excluding SCB’s assets covered by the loss-sharing agreement with the FDIC. At June 30, 2009, SCB had $49.2 million in non-performing assets. Of that number, $20.4 million was non-performing loans, $3.1 million represented loans past due 90 days or more and still accruing and $27.5 million was other real estate owned (“OREO” or “foreclosed properties”). These assets have been excluded from the review of non-performing assets, as the loss-sharing agreement with the FDIC and purchase price adjustments to reflect credit losses effectively eliminate the likelihood of recognizing any losses on the covered assets.

Table 10 - Non-Performing Assets
(dollars in thousands)

	June 30, 2009	December 31, 2008	June 30, 2008
Non-accrual loans	$287,848	$190,723	$123,786
Loans past due 90 days or more and still accruing	—	—	—
Total non-performing loans	287,848	190,723	123,786
OREO	104,754	59,768	28,378
Total non-performing assets	$392,602	$250,491	$152,164

Non-performing loans as a percentage of total loans	5.22%	3.34%	2.09%
Non-performing assets as a percentage of total loans and OREO	6.99	4.35	2.55
Non-performing assets as a percentage of total assets	4.67	2.94	1.84

          Non-performing loans totaled $287.8 million, compared with $190.7 million at December 31, 2008 and $123.8 million at June 30, 2008. The ratio of non-performing loans to total loans increased substantially from June 30, 2008 and December 31, 2008 reflecting continued deterioration in United’s residential construction and development portfolio primarily in the Atlanta MSA and deterioration in other loan types and markets. Non-performing assets, which include non-performing loans and foreclosed real estate, totaled $392.6 million at June 30, 2009, compared with $250.5 million at December 31, 2008 and $152.2 million at June 30, 2008. United’s position throughout the recession has been to actively and aggressively work to dispose of problem assets quickly. In the latter half of 2008, with the rising number of foreclosed properties saturating the market and driving prices down, United made a strategic decision to hold certain foreclosed properties that have strong prospects for a recovery in value upon market stabilization. By holding those properties, United expects to realize more value upon disposition, thereby maximizing returns to shareholders. The strategy to hold selected properties will result in elevated levels of nonperforming assets over the next few quarters.

          The following table summarizes non-performing assets by category and market. As with Tables 7, 8 and 10, assets covered by the loss-sharing agreement with the FDIC, related to the acquisition of SCB, are excluded from this table.

Table 11 - Non-Performing Assets (“NPAs”) by Category and Market
(dollars in thousands)

	June 30, 2009			December 31, 2008			June 30, 2008
	Non-performing Loans	OREO	Total NPAs	Non-performing Loans	OREO	Total NPAs	Non-performing Loans	OREO	Total NPAs

NPAs BY CATEGORY
Commercial (sec. by RE)	$37,755	$5,395	$43,150	$15,188	$2,427	$17,615	$4,610	$593	$5,203
Commercial construction	15,717	5,847	21,564	1,513	2,333	3,846	3,027	1,859	4,886
Commercial & industrial	11,378	—	11,378	1,920	—	1,920	2,950	—	2,950
Total commercial	64,850	11,242	76,092	18,621	4,760	23,381	10,587	2,452	13,039
Residential construction	176,400	81,648	258,048	144,836	48,572	193,408	90,283	22,075	112,358
Residential mortgage	44,256	11,864	56,120	25,574	6,436	32,010	21,792	3,851	25,643
Consumer / installment	2,342	—	2,342	1,692	—	1,692	1,124	—	1,124
Total NPAs	$287,848	$104,754	$392,602	$190,723	$59,768	$250,491	$123,786	$28,378	$152,164

NPAs BY MARKET
Atlanta MSA	$148,155	$50,450	$198,605	$105,476	$42,336	$147,812	$89,327	$15,196	$104,523
Gainesville MSA	9,745	3,511	13,256	16,208	1,110	17,318	4,885	12	4,897
North Georgia	72,174	37,454	109,628	31,631	12,785	44,416	16,117	8,277	24,394
Western North Carolina	21,814	7,245	29,059	18,509	2,986	21,495	9,838	990	10,828
Coastal Georgia	30,311	3,904	34,215	11,863	138	12,001	1,575	3,871	5,446
East Tennessee	5,649	2,190	7,839	7,036	413	7,449	2,044	32	2,076
Total NPAs	$287,848	$104,754	$392,602	$190,723	$59,768	$250,491	$123,786	$28,378	$152,164

          Non-performing assets in the residential construction category were $258.0 million at June 30, 2009, compared with $112.4 million at June 30, 2008, an increase of $145.6 million, or 130%. Other categories of non-performing assets have also experienced significant increases, with commercial loans of $76.1 million, up $63.1 million over the prior year, and residential mortgage loans of $56.1 million, up $30.5 million from June 30, 2008. As described previously, the majority of the increase in non-performing assets has been in the Atlanta MSA, where non-performing assets of $198.6 million are up $94.1 million, or 90%, over June 30, 2008. United’s north Georgia market has also seen a significant increase. Non-performing assets in the north Georgia market at June 30, 2009 were $109.6 million, compared with $24.4 million at the end of the second quarter of 2008.

          At June 30, 2009 and 2008 there were $223.7 million and $79.6 million, respectively, of loans classified as impaired under the definition outlined in SFAS No. 114 Accounting by Creditors for Impairment of a Loan. Of these, $110.4 million and $4.0 million, respectively, did not have a specific reserve allocated. At June 30, 2009, $113.3 million had specific reserves allocated totaling $24.9 million. At June 30, 2008, $75.6 million had specific reserves allocated totaling $20.3 million. The average recorded investment in impaired loans for the quarters ended June 30, 2009 and 2008 was $247.6 million and $79.7 million, respectively. There was no interest revenue recognized on loans while they were impaired for the first six months of 2009 or 2008.

          The table below summarizes activity related to OREO for the three and six months ended June 30, 2009. Assets covered by the loss sharing agreement with the FDIC, related to the acquisition of SCB, are excluded from this table.

Table 12 - OREO Rollforward
(dollars in thousands)

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009

Beginning balance	$75,383	$59,768

Foreclosures transferred in	64,417	103,159
Capital costs added	1,324	2,776
Write Downs	(2,738)	(4,889)
Proceeds from sales	(33,752)	(56,751)
Gains (losses) from sales	120	691
Ending balance	$104,754	$104,754

          OREO is initially recorded at fair value, less cost to sell. If the fair value, less cost to sell at the time of foreclosure, is less than the loan balance, the deficiency is charged against the allowance for loan losses. If the fair value, less cost to sell, of the OREO decreases during the holding period, a valuation allowance is established with a charge to foreclosed property costs. When the OREO is sold, a gain or loss is recognized on the sale for the difference between the sales proceeds and the carrying amount of the property. Financed sales of OREO are accounted for in accordance with SFAS 66. For the second quarter and first six months of 2009, United transferred foreclosures into OREO of $64.4 and $103.2 million, respectively. During the same periods, proceeds from sales of OREO were $33.6 million and $56.1 million, respectively.

Investment Securities

          The composition of the investment securities portfolio reflects United’s investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of revenue. The investment securities portfolio also provides a balance to interest rate risk and credit risk in other categories of the balance sheet while providing a vehicle for the investment of available funds, furnishing liquidity, and supplying securities to pledge as required collateral for certain deposits. Total investment securities available for sale at quarter-end increased $386.2 million from a year ago. At June 30, 2009 and 2008, the securities portfolio represented approximately 22% and 17% of total assets, respectively.

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

Deposits

          Total deposits as of June 30, 2009 were $6.8 billion, an increase of $152.3 million, or 2%, from June 30, 2008. Total non-interest-bearing demand deposit accounts of $714.6 million increased $18.1 million, or 3%, and NOW, money market and savings accounts of $2.0 billion decreased $120.4 million, or 6%. The decrease was primarily in NOW account balances as customers sought higher yields for excess balances in other products. Since December 31, 2008, United has seen increases in balances of non-interest bearing-demand, money market and savings balances as a result of internal efforts to raise core deposits.

          Total time deposits, excluding brokered deposits, as of June 30, 2009 were $3.3 billion, flat from June 30, 2008. Time deposits less than $100,000 totaled $2.0 billion, an increase of $244 million, or 14%, from a year ago with SCB contributing approximately $108 million of the increase. Time deposits of $100,000 and greater, totaled $1.4 billion as of June 30, 2009, a decrease of $222 million, or 14%, from June 30, 2008. During the second quarter of 2008, United made a decision to actively pursue time deposits by offering a 15 month certificate of deposit at an attractive rate, in order to increase liquidity. The program was successful in adding over $400 million of customer deposits. United also itilizes “brokered” time deposits, issued in certificates of less than $100,000, as an alternate source of cost-effective funding. Brokered time deposits as of June 30, 2009 were $763 million, compared with $531 million at June 30, 2008.

Wholesale Funding

          The Bank is a shareholder in the Federal Home Loan Bank (“FHLB”) of Atlanta. Through this affiliation, FHLB secured advances totaled $283 million and $286 million as of June 30, 2009 and 2008, respectively. United anticipates continued use of this short- and long-term source of funds. FHLB advances outstanding at June 30, 2009 had both fixed and floating interest rates from 0% to 4.69%. Additional information regarding FHLB advances, is provided in Note 10 to the consolidated financial statements included in United’s 2008 Form 10-K.

          At June 30, 2009, United had $252.5 million in Federal funds purchased, repurchase agreements, and other short-term borrowings outstanding, compared to $288.7 million outstanding at June 30, 2008. United takes advantage of these additional sources of liquidity when rates are favorable compared to other forms of short-term borrowings, such as FHLB advances and brokered deposits.

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

          United’s policy is based on the 12-month impact on net interest revenue of interest rate ramps that increase 200 basis points and decrease 200 basis points from the flat-rate scenario. In the ramp scenarios, rates change 25 basis points per month over the initial eight months. The policy limits the change in net interest revenue over the next 12 months to a 10% decrease in either scenario. Historically low rates on June 30, 2009 made use of the down 200 basis point scenario problematic. At June 30, 2009 United’s simulation model indicated that a 200 basis point increase in rates over the next twelve months would cause an approximate 1.2% decrease in net interest revenue and a 25 basis point decrease in rates over the next twelve months would cause an approximate .6% increase in net interest revenue. The shift to a liability sensitive position is primarily due to the inclusion of floors in most new floating rate loans which causes the balance sheet to be liability sensitive for the first 200 basis point increase in rates. United began a program of terminating some of its receive-fixed swaps that were hedging prime-based cash flows in order to neutralize the impact on interest sensitivity of embedding floors in new loans. This program was still ongoing as of June 30, 2009. The simulation model results are based on data as of June 30, 2009, but also include the termination of $200 million in swaps that occurred on July 9, 2009.

          In order to manage its interest rate sensitivity, United uses off-balance sheet contracts that are considered derivative financial instruments. Derivative financial instruments can be a cost and capital effective means of modifying the repricing characteristics of on-balance sheet assets and liabilities. At June 30, 2009, United was a party to interest rate swap contracts under which it pays a variable rate and receives a fixed rate, and interest rate floor contracts in which United pays a premium to a counterparty who agrees to pay United the difference between a variable rate and a strike rate if the variable rate falls below the strike rate.

          The following table presents the interest rate derivative contracts outstanding.

Table 13 - Derivative Financial Instruments
As of June 30, 2009 (dollars in thousands)

Type/Maturity	Notional Amount	Rate Received / Floor Rate	Rate Paid	Fair Value(5)
Fair Value Hedges:
LIBOR Swaps (Brokered CDs)
August 27, 2010 (1)	$50,000	4.30%	1.38%	$1,383
September 22, 2010 (2)	50,000	4.25	1.56	1,298
September 30, 2010 (1)	95,000	4.25	1.39	2,690
Total Fair Value Hedges	195,000	4.26	1.43	5,371

Cash Flow Hedges:
Prime Swaps (Prime Loans) (3)
March 12, 2012	50,000	6.87	3.25	3,068
March 27, 2012	50,000	6.76	3.25	2,929
May 6, 2013	50,000	7.21	3.25	3,783
July 22, 2013	100,000	6.88	3.25	6,001
July 25, 2013	50,000	6.92	3.25	3,224
July 25, 2013	25,000	6.91	3.25	1,613
Total	325,000	6.92	3.25	20,618

Prime Floors (Prime Loans) (4)
November 1, 2009	75,000	8.75		1,467
February 4, 2010	100,000	8.75		3,359
Total	175,000			4,826
Total Cash Flow Hedges	500,000			25,444
Total Derivative Contracts	$695,000			$30,815

(1)	Rate Paid equals 1-Month LIBOR plus 1.075
(2)	Rate Paid equals 1-Month LIBOR plus 1.2435
(3)	Rate Paid equals Prime rate as of June 30, 2009
(4)	Floor contracts receive cash payments equal to the floor rate less the prime rate
(5)	Excludes accrued interest

          United’s derivative financial instruments are classified as either cash flow or fair value hedges. The change in fair value of cash flow hedges is recognized in other comprehensive income. Fair value hedges recognize currently in earnings both the effect of the change in the fair value of the derivative financial instrument and the offsetting effect of the change in fair value of the hedged asset or liability associated with the particular risk of that asset or liability being hedged. At June 30, 2009, United had interest rate swap contracts in which United receives a fixed rate and pays a floating rate based on the prime interest rate with a total notional amount of $325 million that were designated as cash flow hedges of prime-based loans. United had interest rate floor contracts with a total notional amount of $175 million and a remaining unamortized premium balance of $745,000 that were also designated as cash flow hedges of prime-based loans. United also had swap contracts in which United receives a fixed rate and pays a floating rate based on LIBOR with a total notional amount of $195 million that were accounted for as fair value hedges of brokered deposits.

          From time to time, United will terminate swap or floor positions when conditions change and the position is no longer necessary to manage United’s overall sensitivity to changes in interest rates. In those situations where the terminated swap or floor was in an effective hedging relationship at the time of termination and the hedging relationship is expected to remain effective throughout the original term of the swap or floor, the resulting gain or loss at the time of termination is amortized over the remaining life of the original contract. For swap contracts, the gain or loss is amortized over the remaining original contract term using the straight line method of amortization. For floor contracts, the gain or loss is amortized over the remaining original contract term based on the original floorlet schedule. At June 30, 2009, United had $23.2 million in gains from terminated derivative positions included in Other Comprehensive Income that will be amortized into earnings over their remaining original contract terms.

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

Liquidity Management

          The objective of liquidity management is to ensure that sufficient funding is available, at reasonable cost, to meet the ongoing operational cash needs and to take advantage of revenue producing opportunities as they arise. While the desired level of liquidity will vary depending upon a variety of factors, it is the primary goal of United to maintain a sufficient level of liquidity in all expected economic environments. Liquidity is defined as the ability to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management involves maintaining United’s ability to meet the daily cash flow requirements of the Bank’s customers, both depositors and borrowers. In addition, because United is a separate entity and apart from the Bank, it must provide for its own liquidity. United is responsible for the payment of dividends declared for its common and preferred shareholders, and interest and principal on any outstanding debt or trust preferred securities.

          Two key objectives of asset/liability management are to provide for adequate liquidity in order to meet the needs of customers and to maintain an optimal balance between interest-sensitive assets and interest-sensitive liabilities to optimize net interest revenue. Daily monitoring of the sources and uses of funds is necessary to maintain a position that meets both requirements.

          The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and the maturities and sales of securities. Mortgage loans held for sale totaled $42 million at June 30, 2009, and typically turn over every 45 days as the closed loans are sold to investors in the secondary market.

          The liability section of the Bank’s balance sheet provides liquidity through interest-bearing and noninterest-bearing deposit accounts. Federal funds purchased, Federal Reserve short-term borrowings, FHLB advances and securities sold under agreements to repurchase are additional sources of liquidity and represent United’s incremental borrowing capacity. These sources of liquidity are generally short-term in nature and are used as necessary to fund asset growth and meet other short-term liquidity needs.

          Substantially all of United’s liquidity is obtained from subsidiary service fees and dividends from the Bank, which is limited by applicable law.

          United had sufficient qualifying collateral to increase FHLB advances by $1.1 billion at June 30, 2009. United’s internal policy limits brokered deposits to 25% of total assets. At June 30, 2009, United had the capacity to increase brokered deposits by $1.3 billion and still remain within this limit. Also, United had sufficient qualifying assets pledged to the Federal Reserve under the Term Auction Facility, Term Investment Option and Discount Window to increase short-term borrowings by $227 million.

          As disclosed in United’s consolidated statement of cash flows, net cash provided by operating activities was $85.9 million for the six months ended June 30, 2009. The net loss of $119.8 million for the quarter included non-cash expenses for provision for loan losses of $125 million and goodwill impairment of $70 million. Also included in cash provided from operating activities was a $50.9 million net increase in accrued expenses and other liabilities that primarily related to a federal tax refund received in the first quarter and cash collateral received from counterparties to derivatives contracts. This was offset by a net increase in mortgage loans held for sale of $21.9 million and a net increase in other assets of $10.9 million. Net cash used by investing activities of $68.3 million consisted primarily of purchases of securities of $584.1 million, a net increase in loans of $12.6 million and purchases of premises and equipment of $6.2 million, which were partially offset by proceeds from sales of securities of $15.0 million, maturities and calls of investment securities of $399.4 million, proceeds from sales of other real estate of $56.1 million and net cash received from the acquisition of SCB of $63.6 million. Net cash used by financing activities of $329.6 million consisted primarily of a net decrease of $462.9 million in deposits. This was offset by a $141.4 million increase in federal funds and other short-term borrowings.

Capital Resources and Dividends

          Shareholders’ equity at June 30, 2009 was $855.3 million, a decrease of $134.1 million from December 31, 2008. The non-cash goodwill impairment charge in the first quarter accounted for $70 million of the decrease. Accumulated other comprehensive income is not included in the calculation of regulatory capital adequacy ratios. Excluding the change in the accumulated other comprehensive income, shareholders’ equity decreased $121.3 million from December 31, 2008. The decrease in equity is primarily due to the $119.8 million net loss for the first six months which included the $70 million goodwill impairment charge. In order to preserve capital, United’s board of directors declared 1 for 130 stock dividends during the first and second quarters of 2009 in lieu of a cash dividend on the outstanding common shares. United reported $2.6 million in dividends on Series A and Series B preferred stock in the second quarter and $5.1 million year-to-date. United recognizes that cash dividends are an important component of shareholder value, and therefore, intends to provide for cash dividends when earnings, capital levels and other factors permit.

          United’s common stock trades on the Nasdaq Global Select Market under the symbol “UCBI”. Below is a quarterly schedule of high, low and closing stock prices and average daily volume for 2009 and 2008.

Table 14 - Stock Price Information

	2009				2008
	High	Low	Close	Avg Daily Volume	High	Low	Close	Avg Daily Volume
First quarter	$13.87	$2.28	$4.16	524,492	$20.80	$13.38	$16.98	441,659
Second quarter	9.30	4.01	5.99	244,037	18.51	8.51	8.53	464,566
Third quarter					19.05	7.58	13.26	359,971
Fourth quarter					15.82	9.25	13.58	319,534

          The following table presents the quarterly cash and stock dividends declared in 2009 and 2008 and the respective cash dividend payout ratios as a percentage of basic operating earnings per share.

Table 15 - Dividend Payout Information

	2009			2008
	Cash Dividend(1)	Stock Dividend(2)	Payout Ratio(3)	Cash Dividend(1)	Stock Dividend(2)	Payout Ratio(3)

First quarter	$—	1 for 130	NA	$.09	—	26%
Second quarter	—	1 for 130	NA	.09	—	60
Third quarter				—	1 for 130	NA
Fourth quarter				—	1 for 130	NA

(1) Cash dividends are presented as the dollar amount declared per share.
(2) Stock dividends are presented as the number of new shares issued for shares already owned.
(3) The payout ratio is presented for cash dividends only.

          The Board of Governors of the Federal Reserve System has issued guidelines for the implementation of risk-based capital requirements by U.S. banks and bank holding companies. These risk-based capital guidelines take into consideration risk factors, as defined by regulators, associated with various categories of assets, both on and off-balance sheet. Under the guidelines, capital strength is measured in two tiers that are used in conjunction with risk-weighted assets to determine the risk-based capital ratios. The guidelines require an 8% total risk-based capital ratio, of which 4% must be Tier I capital. However, to be considered well-capitalized under the guidelines, a 10% total risk-based capital ratio is required, of which 6% must be Tier I capital.

          Under the risk-based capital guidelines, assets and credit equivalent amounts of derivatives and off-balance sheet items are assigned to one of several broad risk categories according to the obligor, or, if relevant, the guarantor or the nature of the collateral. The aggregate dollar amount in each risk category is then multiplied by the risk weight associated with the category. The resulting weighted values from each of the risk categories are added together, and generally this sum is the company’s total risk weighted assets. Risk-weighted assets for purposes of United’s capital ratios are calculated under these guidelines.

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

          The following table shows United’s capital ratios, as calculated under regulatory guidelines, at June 30, 2009 and 2008.

Table 16 - Capital Ratios
(dollars in thousands)
			United Community Banks, Inc. (Consolidated)		United Community Bank
	Regulatory Guidelines
		Well	As of June 30		As of June 30
	Minimum	Capitalized	2009	2008	2009	2008
Risk-based ratios:
Tier I capital	4.0%	6.0%	10.43%	9.17%	10.81%	10.05%
Total capital	8.0	10.0	13.10	11.40	12.58	11.30
Leverage ratio	3.0	5.0	7.68	7.03	7.71	7.59

Tier I capital			$607,265	$560,820	$638,943	$614,274
Total capital			762,549	697,597	743,739	690,851

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

          The capital ratios of United and the Bank currently exceed the minimum ratios as defined by federal regulators. United monitors these ratios to ensure that United and the Bank remain above the regulatory well capitalized guidelines.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

          There have been no material changes in United’s quantitative and qualitative disclosures about market risk as of June 30, 2009 from that presented in the Annual Report on Form 10-K for the year ended December 31, 2008. The interest rate sensitivity position at June 30, 2009 is included in management’s discussion and analysis on page 35 of this report.

Item 4. Controls and Procedures

          United’s management, including the Chief Executive Officer and Chief Financial Officer, supervised and participated in an evaluation of the company’s disclosure controls and procedures as of June 30, 2009. Based on, and as of the date of that evaluation, United’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective in accumulating and communicating information to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures of that information under the Securities and Exchange Commission’s rules and forms and that the disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports that are filed or submitted by United under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Item 1A. Risk Factors

          There have been no material changes from the risk factors previously disclosed in United’s Form 10-K for the year ended December 31, 2008, but United did add the following risk factor:

As a financial services company, adverse conditions in the general business or economic environment could have a material adverse effect on our financial condition and results of operations.

          Continued weakness or adverse changes in business and economic conditions generally or specifically in the markets in which we operate could adversely impact our business, including causing one or more of the following negative developments:

●	a decrease in the demand for loans and other products and services offered by us;

●	a decrease in the value of our loans secured by consumer or commercial real estate;

●	an impairment of our assets, such as our goodwill or deferred tax assets; or

●
an increase in the number of customers or other counterparties who default on their loans or other obligations to us, which could result in a higher level of nonperforming assets, net charge-offs and provision for loan losses.

For example, if we are unable to continue to generate, or demonstrate that we can continue to generate, sufficient taxable income in the near future, then we may not be able to fully realize the benefits of our deferred tax assets and may be required to recognize a valuation allowance, similar to an impairment of those assets, if it is more-likely-than-not that some portion of our deferred tax assets will not be realized. Such a development or one or more other negative developments resulting from adverse conditions in the general business or economic environment, some of which are described above, could have a material adverse effect on our financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds – None

Item 3. Defaults upon Senior Securities – None

Item 4. Submission of Matters to a Vote of Security Holders

          United held its annual meeting of shareholders on April 29, 2009.

          At the annual meeting, the shareholders elected Jimmy C. Tallent, Robert L. Head, Jr., W.C. Nelson, Jr., A. William Bennett, Robert H. Blalock, L. Cathy Cox, Hoyt O. Holloway, John D. Stephens, and Tim Wallis as directors to serve until the next annual meeting and until their successors are elected and qualified. Of the 48,092,724 shares outstanding on the record date, 38,358,675 were voted representing 80% of the outstanding shares. The elections were approved by the votes set forth in the following table.

Election of Directors	Shares Voted in Favor	Shares Withheld
Jimmy C. Tallent	38,061,390	297,285
Robert L. Head, Jr.	37,979,418	379,257
W.C. Nelson, Jr.	37,486,251	872,424
A. William Bennett	38,098,045	260,630
Robert H. Blalock	38,003,731	354,944
L. Cathy Cox	38,054,588	304,087
Hoyt O. Holloway	38,047,815	310,860
John D. Stephens	38,055,835	302,840
Tim Wallis	36,718,664	1,640,011

          Shareholders also approved an advisory resolution supporting the compensation plan for executive officers and the ratification of the independent auditors, Porter Keadle Moore. Of the 48,092,724 shares outstanding on the record date, 38,358,675 were voted, representing 80% of the outstanding shares. The proposals were approved by the votes set forth in the following table:

	Shares Voted in Favor	Shares Voted Against	Shares Withheld

Approve an advisory resolution supporting the compensation plan for executive officers	36,091,406	1,356,573	910,696

Ratification of the independent auditors, Porter Keadle Moore	38,044,247	146,718	167,710

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

4.1	See Exhibits 3.1, 3.2 and 3.3 for provisions of the Restated Articles of Incorporation, as amended, and Amended and Restated Bylaws, which define the rights of the Shareholders.

10.1	Form of Senior Executive Officer Nonqualified Stock Option Agreement.

10.2	Form of Senior Executive Officer Restricted Stock Unit Award Agreement.

10.3	Form of Senior Executive Officer Incentive Stock Option Agreement

31.1	Certification by Jimmy C. Tallent, President and Chief Executive Officer of United Community Banks, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Rex S. Schuette, Executive Vice President and Chief Financial Officer of United Community Banks, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: August 7, 2009