Form 10-Q
period 2009-09-30
UNITED COMMUNITY BANKS INC
filed 2009-11-04
CIK 857855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from                      to
Commission file number 0-21656
UNITED COMMUNITY BANKS, INC.
(Exact name of registrant as specified in its charter)

Georgia	58-1807304

(State of Incorporation)	(I.R.S. Employer Identification No.)

125 Highway 515 Blairsville, Georgia	30512

Address of Principal Executive Offices	(Zip Code)
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

Large acceleratred filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
YES ☐       NO ☑
Common stock, par value $1 per share: 93,941,199 shares
outstanding as of October 31, 2009

Part I. Financial Information
Item 1. Financial Statements
UNITED COMMUNITY BANKS, INC.
Consolidated Statement of Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2009	2008	2009	2008

Interest revenue:
Loans, including fees	$80,874	$93,233	$244,445	$299,550
Investment securities, including tax exempt of $328, $348, $956 and $1,140	18,820	18,606	60,057	56,905
Federal funds sold, commercial paper, deposits in banks and other	907	100	1,447	372

Total interest revenue	100,601	111,939	305,949	356,827

Interest expense:
Deposits:
NOW	2,528	6,778	8,708	22,581
Money market	2,711	2,296	7,217	7,519
Savings	130	153	378	560
Time	28,183	39,044	96,300	116,756

Total deposit interest expense	33,552	48,271	112,603	147,416
Federal funds purchased, repurchase agreements and other short-term borrowings	613	1,116	1,761	7,254
Federal Home Loan Bank advances	1,300	2,105	3,577	10,668
Long-term debt	2,712	2,227	8,241	6,366

Total interest expense	38,177	53,719	126,182	171,704

Net interest revenue	62,424	58,220	179,767	185,123
Provision for loan losses	95,000	76,000	220,000	99,000

Net interest revenue after provision for loan losses	(32,576)	(17,780)	(40,233)	86,123

Fee revenue:
Service charges and fees	8,138	8,171	22,729	23,941
Mortgage loan and other related fees	1,832	1,410	7,308	5,575
Consulting fees	2,282	1,727	5,048	5,786
Brokerage fees	456	905	1,642	2,812
Securities gains, net	1,149	120	741	477
Gain from acquisition	—	—	11,390	—
Other	1,814	788	4,099	3,832

Total fee revenue	15,671	13,121	52,957	42,423

Total revenue	(16,905)	(4,659)	12,724	128,546

Operating expenses:
Salaries and employee benefits	25,881	28,626	82,778	86,133
Communications and equipment	3,732	3,909	11,106	11,593
Occupancy	4,098	3,905	11,758	11,325
Advertising and public relations	887	1,399	3,187	4,759
Postage, printing and supplies	1,277	1,493	3,753	4,533
Professional fees	2,255	1,596	7,354	5,196
Foreclosed property	7,918	10,109	17,974	13,872
FDIC assessments and other regulatory charges	2,801	1,509	12,293	4,040
Amortization of intangibles	813	752	2,291	2,264
Other	3,944	3,672	9,029	10,545
Goodwill impairment	25,000	—	95,000	—
Severance costs	—	—	2,898	—

Total operating expenses	78,606	56,970	259,421	154,260

Loss before income taxes	(95,511)	(61,629)	(246,697)	(25,714)
Income tax benefit	(26,793)	(21,755)	(58,205)	(9,011)

Net loss	(68,718)	(39,874)	(188,492)	(16,703)

Preferred stock dividends, including discount accretion	2,562	4	7,675	12

Net loss available to common shareholders	$(71,280)	$(39,878)	$(196,167)	$(16,715)

Basic loss per common share	$(1.43)	$(.84)	$(4.01)	$(.35)
Diluted loss per common share	(1.43)	(.84)	(4.01)	(.35)
Cash dividends per common share	—	—	—	.18
Stock dividends per common share (new shares issued per shares held)	1 for 130	1 for 130	3 for 130	1 for 130
Weighted average common shares outstanding — Basic	49,771	47,417	48,968	47,210
Weighted average common shares outstanding — Diluted	49,771	47,417	48,968	47,210
See notes to Consolidated Financial Statements

UNITED COMMUNITY BANKS, INC.
Consolidated Balance Sheet

	September 30,	December 31,	September 30,
(in thousands, except share and per share data)	2009	2008	2008
	(unaudited)	(audited)	(unaudited)
ASSETS

Cash and due from banks	$195,559	$116,395	$126,033
Interest-bearing deposits in banks	78,589	8,417	40,707
Federal funds sold, commercial paper and short-term investments	397,361	368,609	—

Cash and cash equivalents	671,509	493,421	166,740

Securities available for sale	1,532,514	1,617,187	1,400,827
Mortgage loans held for sale	20,460	20,334	17,763
Loans, net of unearned income	5,362,689	5,704,861	5,829,937
Less allowance for loan losses	150,187	122,271	111,299

Loans, net	5,212,502	5,582,590	5,718,638

Covered assets	197,914	—	—
Premises and equipment, net	179,467	179,160	179,727
Accrued interest receivable	35,679	46,088	47,920
Goodwill and other intangible assets	226,008	321,798	322,544
Other assets	367,564	331,355	259,802

Total assets	$8,443,617	$8,591,933	$8,113,961

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand	$703,054	$654,036	$680,196
NOW	1,318,264	1,543,385	1,393,928
Money market	687,780	466,750	394,358
Savings	180,738	170,275	179,274
Time:
Less than $100,000	1,854,726	1,953,235	1,814,926
Greater than $100,000	1,237,172	1,422,974	1,481,512
Brokered	839,572	792,969	745,141

Total deposits	6,821,306	7,003,624	6,689,335

Federal funds purchased, repurchase agreements, and other short-term borrowings	101,951	108,411	119,699
Federal Home Loan Bank advances	314,704	235,321	285,362
Long-term debt	150,046	150,986	137,996
Accrued expenses and other liabilities	48,972	104,209	64,689

Total liabilities	7,436,979	7,602,551	7,297,081

Shareholders’ equity:
Preferred stock, $1 par value; 10,000,000 shares authorized;
Series A; $10 stated value; 21,700, 25,800 and 25,800 shares issued and outstanding	217	258	258
Series B; $1,000 stated value; 180,000 shares issued and outstanding	174,095	173,180	—
Common stock, $1 par value; 100,000,000 shares authorized; 93,901,492, 48,809,301 and 48,809,301 shares issued	93,901	48,809	48,809
Common stock issuable; 196,818, 129,304 and 116,567 shares	3,471	2,908	2,762
Capital surplus	620,494	460,708	457,779
Retained earnings	62,786	265,405	317,544
Treasury stock; 799,892 and 1,213,182 shares, at cost	—	(16,465)	(27,024)
Accumulated other comprehensive income	51,674	54,579	16,752

Total shareholders’ equity	1,006,638	989,382	816,880

Total liabilities and shareholders’ equity	$8,443,617	$8,591,933	$8,113,961

See notes to Consolidated Financial Statements

UNITED COMMUNITY BANKS, INC.
Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)
For the Nine Months Ended September 30, 2009

								Accumulated
	Series A	Series B		Common				Other
	Preferred	Preferred	Common	Stock	Capital	Retained	Treasury	Comprehensive
(in thousands, except share and per share data)	Stock	Stock	Stock	Issuable	Surplus	Earnings	Stock	Income (Loss)	Total

Balance, December 31, 2007	$258	$—	$48,809	$2,100	$462,881	$347,391	$(43,798)	$14,261	$831,902
Comprehensive loss:
Net loss						(16,703)			(16,703)
Other comprehensive income (loss):
Unrealized holding losses on available for sale securities, net of deferred tax benefit and reclassification adjustment								(3,009)	(3,009)
Unrealized gains on derivative financial instruments qualifying as cash flow hedges, net of deferred tax expense								5,500	5,500

Comprehensive loss						(16,703)		2,491	(14,212)
Cash dividends declared on common stock ($.18 per share)						(8,465)			(8,465)
Stock dividends declared on common stock (360,155 shares)					(4,279)	(4,667)	8,906		(40)
Exercise of stock options (79,935 shares)					(927)		1,947		1,020
Common stock issued to dividend reinvestment plan and employee benefit plans (233,276 shares)					(2,689)		5,460		2,771
Amortization of stock option and restricted stock awards					2,928				2,928
Vesting of restricted stock (15,159 shares issued, 8,700 shares deferred)				264	(626)		362		—
Deferred compensation plan, net, including dividend equivalents				512					512
Shares issued from deferred compensation plan (4,214 shares)				(114)	15		99		—
Tax benefit from options exercised					476				476
Dividends on Series A preferred stock ($.45 per share)						(12)			(12)

Balance, September 30, 2008	$258	$—	$48,809	$2,762	$457,779	$317,544	$(27,024)	$16,752	$816,880

Balance, December 31, 2008	$258	$173,180	$48,809	$2,908	$460,708	$265,405	$(16,465)	$54,579	$989,382
Comprehensive loss:
Net loss						(188,492)			(188,492)
Other comprehensive income (loss):
Unrealized holding gains on available for sale securities, net of deferred tax expense and reclassification adjustment								14,223	14,223
Unrealized losses on derivative financial instruments qualifying as cash flow hedges, net of deferred tax benefit								(17,128)	(17,128)

Comprehensive loss						(188,492)		(2,905)	(191,397)
Retirement of Series A preferred stock (4,100 shares)	(41)								(41)
Stock dividends declared on common stock (1,111,522 shares)			482		(6,731)	(6,451)	12,649		(51)
Exercise of stock options (437 shares)					(6)		8		2
Common stock issued to dividend reinvestment plan and employee benefit plans (256,990 shares)			103		(1,978)		3,434		1,559
Common stock issued (44,505,000 shares)			44,505		166,394				210,899
Amortization of stock options and restricted stock awards					2,774				2,774
Vesting of restricted stock (12,447 shares issued, 16,162 shares deferred)			2	416	(658)		240		—
Deferred compensation plan, net, including dividend equivalents				302					302
Shares issued from deferred compensation plan (5,687 shares)				(155)	21		134		—
Tax on option exercise and restricted stock vesting					(30)				(30)
Dividends on Series A preferred stock ($.45 per share)						(11)			(11)
Dividends on Series B preferred stock (5%)		915				(7,665)			(6,750)

Balance, September 30, 2009	$217	$174,095	$93,901	$3,471	$620,494	$62,786	$—	$51,674	$1,006,638

Comprehensive loss for the third quarter of 2009 and 2008 was $58,860,000 and $23,443,000, respectively.
See notes to Consolidated Financial Statements

UNITED COMMUNITY BANKS, INC.
Consolidated Statement of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
(in thousands)	2009	2008
Operating activities, net of effect of business combinations:
Net loss	$(188,492)	$(16,703)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and accretion	10,868	11,134
Provision for loan losses	220,000	99,000
Goodwill impairment charge	95,000	—
Stock based compensation	2,774	2,928
Gain on sale of securities available for sale	(741)	(477)
Loss on sale of other assets and other real estate owned	1,606	16
Write downs of other real estate owned	8,946	10,391
Gain from acquisition	(11,390)	—
Changes in assets and liabilities:
Other assets and accrued interest receivable	(3,376)	(39,553)
Accrued expenses and other liabilities	21,588	38,864
Mortgage loans held for sale	(126)	10,241

Net cash provided by operating activities	156,657	115,841

Investing activities, net of effect of business combinations:
Proceeds from sales of securities available for sale	281,970	84,955
Proceeds from maturities and calls of securities available for sale	523,180	396,673
Purchases of securities available for sale	(672,927)	(519,421)
Net increase in loans	(3,331)	(56,142)
Proceeds from sales of premises and equipment	574	514
Purchases of premises and equipment	(9,475)	(8,960)
Net cash received from acquisitions	63,617	—
Proceeds from sale of other real estate	103,991	51,970

Net cash provided (used) by investing activities	287,599	(50,411)

Financing activities, net of effect of business combinations:
Net change in deposits	(489,874)	613,384
Net change in federal funds purchased, repurchase agreements, and other short-term borrowings	(9,130)	(518,763)
Proceeds from FHLB advances	330,000	400,000
Repayments of FHLB advances	(303,322)	(634,000)
Proceeds from issuance of subordinated debt	—	30,000
Proceeds from exercise of stock options	2	1,020
Proceeds from issuance of common stock for dividend reinvestment and employee benefit plans	1,559	2,771
Proceeds from issuance of common stock	210,899	—
Retirement of preferred stock	(41)	—
Cash dividends on common stock	—	(12,713)
Cash dividends on preferred stock	(6,261)	(12)

Net cash used by financing activities	(266,168)	(118,313)

Net change in cash and cash equivalents	178,088	(52,883)

Cash and cash equivalents at beginning of period	493,421	219,623

Cash and cash equivalents at end of period	$671,509	$166,740

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$139,268	$174,554
Income taxes	(24,555)	20,124
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
United records all derivative financial instruments on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether United has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. United may enter into derivative contracts that are intended to economically hedge certain of its risks, even though hedge accounting does not apply or United elects not to apply hedge accounting.
Foreclosed property is initially recorded at fair value, less cost to sell. If the fair value, less cost to sell at the time of foreclosure, is less than the loan balance, the deficiency is charged against the allowance for loan losses. If the fair value, less cost to sell, of the foreclosed property decreases during the holding period, a valuation allowance is established with a charge to operating expenses. When the foreclosed property is sold, a gain or loss is recognized on the sale for the difference between the sales proceeds and the carrying amount of the property. Financed sales of foreclosed property are accounted for in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification Topic 360, Subtopic 20, Real Estate Sales (“ASC 360-20”).
Note 2 – Federally Assisted Acquisition of Southern Community Bank
On June 19, 2009, United Community Bank (“UCB”) purchased substantially all the assets and assumed substantially all the liabilities of Southern Community Bank (“SCB”) from the Federal Deposit Insurance Corporation (“FDIC”), as Receiver of SCB. SCB operated five commercial banking branches on the south side of Atlanta in Fayetteville, Peachtree City, Locust Grove and Newnan, Georgia. The FDIC took SCB under receivership upon SCB’s closure by the Georgia Department of Banking and Finance at the close of business June 19, 2009. UCB submitted a bid for the acquisition of SCB with the FDIC and the FDIC accepted the bid on June 16, 2009. The transaction resulted in a cash payment of $31 million from the FDIC to UCB. Further, UCB and the FDIC entered loss sharing agreements regarding future losses incurred on loans and foreclosed loan collateral existing at June 19, 2009. Under the terms of the loss sharing agreements, the FDIC will absorb 80 percent of losses and share 80 percent of loss recoveries on the first $109 million of losses and, absorb 95 percent of losses and share in 95 percent of loss recoveries on losses exceeding $109 million. The term for loss sharing on residential real estate loans is ten years, while the term for loss sharing on all other loans is five years.

The SCB acquisition was accounted for under the purchase method of accounting in accordance with the FASB’s Accounting Standards Codification Topic 805, Business Combinations (“ASC 805”). The statement of net assets acquired as of June 19, 2009 and the resulting gain from acquisition are presented in the following table.
Statement of net assets acquired (at estimated fair values)

Southern
Community
(in thousands)	Bank

Assets acquired:
Cash and due from banks	$63,618
Securities available for sale	80,148

Loans	110,023
Foreclosed property	25,913
Estimated loss reimbursement from the FDIC	94,550

Covered assets	230,486
Core deposit intangible	1,500
Accrued interest receivable and other assets	2,434

Total assets acquired	378,186

Liabilities assumed:
Deposits	309,437
Federal Home Loan Bank advances	53,416
Accrued interest payable and other liabilities	3,943

Total liabilities assumed	366,796

Net assets acquired / gain from acquisition	$11,390

The purchased assets and assumed liabilities were recorded at their respective acquisition date fair values and identifiable intangible assets were recorded at fair value. Fair values are preliminary and subject to refinement for up to one year after the closing date of a merger as information relative to closing date fair values become available. A gain totaling $11.4 million resulted from the acquisition and is included as a component of fee revenue on the consolidated statement of income for the nine months ended September 30, 2009. The amount of the gain is equal to the amount by which the fair value of assets purchased exceeded the fair value of liabilities assumed. The results of operations of SCB for the period of June 19, 2009 to September 30, 2009 are included in the consolidated financial statements. SCB’s results of operations prior to the acquisition are not included in United’s consolidated statement of income.
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
Purchased loans acquired in a business combination are recorded at estimated fair value on their purchase date. The carryover of the related allowance for loan losses is prohibited. Purchased loans are accounted for under Accounting Standards Codification Topic 310, Subtopic 30, Loans or Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”), when the loans have evidence of credit deterioration since origination and it is probable at the date of acquisition that United will not collect all contractually required principal and interest payments. Evidence of credit quality deterioration as of the purchase date may include statistics such as past due and nonaccrual status. Generally, acquired loans that meet United’s definition of nonaccrual status fall within the scope of ASC 310-30. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the non-accretable difference which is deducted from the carrying amount of loans. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges or a reversal of the non-accretable difference with a positive impact on interest revenue. Further, any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized into interest revenue over the remaining life of the loan when there is reasonable expectation about the amount and timing of such cash flows.

Under the loss sharing agreement, the portion of the losses expected to be indemnified by FDIC is considered an indemnification asset in accordance with ASC 805. The indemnification asset, referred to as “estimated loss reimbursement from the FDIC” is included in the balance of “covered assets” on the consolidated balance sheet. The indemnification asset was recognized at fair value, which was estimated at the acquisition date based on the terms of the loss sharing agreement, which calls for the FDIC to reimburse 80% of the losses on acquired loans and foreclosed properties up to $109 million and 95% of any losses that exceed $109 million. The indemnification asset is expected to be collected over a four-year average life. No valuation allowance was required.
Loans, foreclosed property and the estimated FDIC reimbursement resulting from the loss share agreements with the FDIC are reported as “covered assets” in the consolidated balance sheet. The table below shows the components of covered assets at September 30, 2009 (in thousands).

	Purchased	Other
	Impaired	Purchased
Covered Assets	Loans	Loans	Other	Total

Construction	$15,980	$21,942	$—	$37,922
Commercial (secured by real estate)	1,319	42,695	—	44,014
Residential mortgage	842	11,284	—	12,126
Commercial & industrial	282	8,725	—	9,007
Consumer	55	892	—	947

Total covered loans	18,478	85,538	—	104,016
Covered foreclosed property	—	—	23,775	23,775
Estimated loss reimbursement from the FDIC	—	—	70,123	70,123

Total covered assets	$18,478	$85,538	$93,898	$197,914

Covered loans are initially recorded at fair value at the acquisition date. Subsequent decreases in the amount expected to be collected results in a provision for loan losses charged to earnings and an increase in the estimated FDIC reimbursement. Covered foreclosed property is initially recorded at its estimated fair value.
On the acquisition date, the preliminary estimate of the contractually required payments receivable for all ASC 310-30 loans acquired was $70.8 million, the cash flows expected to be collected were $24.5 million including interest, and the estimated fair value of the loans was $23.6 million. These amounts were determined based upon the estimated remaining life of the underlying loans, which include the effects of estimated prepayments. At September 30, 2009, a majority of these loans were valued based on the liquidation value of the underlying collateral, because the expected cash flows are primarily based on the liquidation of the underlying collateral and the timing and amount of the cash flows could not be reasonably estimated. Certain amounts related to the ASC 310-30 loans are preliminary estimates and adjustments in future quarters may occur up to one year from the date of acquisition.
Note 3 – Stock-Based Compensation
United has an equity compensation plan that allows for grants of incentive stock options, nonqualified stock options, restricted stock awards (also referred to as “nonvested stock” awards), stock awards, performance share awards or stock appreciation rights. Options granted under the plan can have an exercise price no less than the fair market value of the underlying stock at the date of grant. The general terms of the plan include a vesting period (usually four years) with an exercisable period not to exceed ten years. Certain option and restricted stock awards provide for accelerated vesting if there is a change in control (as defined in the plan). As of September 30, 2009, approximately 970,000 additional awards could be granted under the plan. Through September 30, 2009, only incentive stock options, nonqualified stock options and restricted stock awards and units had been granted under the plan.

The following table shows stock option activity for the first nine months of 2009.

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average Exercise	Contractual	Intrinsic
Options	Shares	Price	Term (Years)	Value ($000)

Outstanding at December 31, 2008	3,350,701	$19.99
Stock dividend adjustment	79,489	—
Granted	354,450	6.35
Exercised	(437)	5.96
Forfeited	(46,664)	22.24
Expired	(48,721)	13.34

Outstanding at September 30, 2009	3,688,818	18.31	5.9	$—

Exercisable at September 30, 2009	2,470,639	19.18	4.6	—

The weighted average fair value of stock options granted in the first nine months of 2009 and 2008 was $2.85 and $2.90, respectively. The fair value of each option granted was estimated on the date of grant using the Black-Scholes model. Because United’s option plan has not been in place long enough to gather sufficient information about exercise patterns to establish an expected life, United uses the formula provided by the Securities and Exchange Commission in Staff Accounting Bulletin No. 107 (ASC 718-10-S99) to determine the expected life of options.
The weighted average assumptions used to determine the fair value of stock options are presented in the table below.

	Nine Months Ended
	September 30,
	2009	2008

Expected volatility	40.68%	23.42%
Expected dividend yield	0.00%	2.62%
Expected life (in years)	6.25	6.25
Risk-free rate	3.35%	3.44%
United’s stock trading history began in March of 2002 when United listed on the Nasdaq National Market. For 2009 expected volatility was determined using United’s historical monthly volatility for the seventy-five months ended December 31, 2008. Seventy-five months was chosen to correspond to the expected life of 6.25 years. For 2008, expected volatility was determined using United’s historical monthly volatility over the period beginning in March of 2002 through the end of 2007. Compensation expense for stock options was $2.1 million and $2.3 million for the nine months ended September 30, 2009 and 2008, respectively. Deferred tax benefits of $769,000 and $692,000, respectively, were included in the determination of income tax (benefit) expense for the nine-month periods ended September 30, 2009 and 2008. The amount of compensation expense for both periods was determined based on the fair value of the options at the time of grant, multiplied by the number of options granted that were expected to vest, which was then amortized over the vesting period. The forfeiture rate for options is estimated to be approximately 3% per year. The total intrinsic value of options exercised during the nine months ended September 30, 2009 and 2008 was $1,000 and $391,000.

The table below presents the activity in restricted stock awards for the first nine months of 2009.

		Weighted-
		Average Grant-
Restricted Stock	Shares	Date Fair Value

Outstanding at December 31, 2008	89,498	$24.17
Stock dividend adjustment	3,179	—
Granted	106,000	7.07
Vested	(28,609)	25.08
Cancelled	—	—

Outstanding at September 30, 2009	170,068	12.91

Compensation expense for restricted stock is based on the fair value of restricted stock awards at the time of grant, which is equal to the value of United’s common stock on the date of grant. The value of restricted stock grants that are expected to vest is amortized into expense over the vesting period. For the nine months ended September 30, 2009 and 2008, compensation expense of $659,000 and $695,000, respectively, was recognized related to restricted stock awards. The total intrinsic value of the restricted stock was $850,000 million at September 30, 2009.
As of September 30, 2009, there was $6.0 million of unrecognized compensation cost related to non-vested stock options and restricted stock awards granted under the plan. That cost is expected to be recognized over a weighted-average period of 1.3 years. The aggregate grant date fair value of options and restricted stock awards that vested during the nine months ended September 30, 2009, was $3.6 million.
Note 4 – Common Stock Issued / Common Stock Issuable
United provides a Dividend Reinvestment and Share Purchase Plan (“DRIP”) to its shareholders. Under the DRIP, shareholders of record can voluntarily reinvest all or a portion of their cash dividends into shares of United’s common stock, as well as purchase additional stock through the plan with cash. United’s 401(k) retirement plan regularly purchases shares of United’s common stock directly from United. In addition, United has an Employee Stock Purchase Program (“ESPP”) that allows eligible employees to purchase shares of common stock at a 5% discount, with no commission charges. For the nine months ended September 30, 2009 and 2008, United issued 256,990 and 233,276 shares, respectively, and increased capital by $1.6 million and $2.8 million, respectively, through these programs.
United offers its common stock as an investment option in its deferred compensation plan. The common stock component of the deferred compensation plan is accounted for as an equity instrument and is reflected in the consolidated financial statements as common stock issuable. At September 30, 2009 and 2008 196,818 and 116,567 shares, respectively, were issuable under the deferred compensation plan.
Late in the third quarter of 2009, United completed a sale of 44,505,000 shares of its common stock at a price of $5.00 per share. The net proceeds of $210.9 million, after deducting the underwriters’ fees and expenses will be used for general corporate purposes. As a result of the stock sale, and pursuant to the terms of the warrant issued to the U.S. Treasury in connection with United’s participation in the U.S. Treasury’s Capital Purchase Program (“CPP”), the number of shares issuable upon exercise of the warrant issued to the U.S. Treasury in connection with the CPP was reduced by 50%, or 1,099,542 shares. The warrant has an exercise price of $12.28 and expires on the tenth anniversary of the date of issuance.

Note 5 – Securities Available for Sale
The cost basis, unrealized gains and losses, and fair value of securities available for sale at September 30, 2009, December 31, 2008 and September 30, 2008 are presented below (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

As of September 30, 2009

U.S. Government agencies	$207,956	$409	$1,518	$206,847
State and political subdivisions	52,732	1,247	127	53,852
Mortgage-backed securities	1,208,223	41,185	1,760	1,247,648
Other	23,299	900	32	24,167

Total	$1,492,210	$43,741	$3,437	$1,532,514

As of December 31, 2008

U.S. Government agencies	$166,263	$2,122	$—	$168,385
State and political subdivisions	43,649	469	378	43,740
Mortgage-backed securities	1,363,513	26,356	10,713	1,379,156
Other	26,080	79	253	25,906

Total	$1,599,505	$29,026	$11,344	$1,617,187

As of September 30, 2008

U.S. Government agencies	$171,048	$511	$616	$170,943
State and political subdivisions	38,875	491	196	39,170
Mortgage-backed securities	1,180,341	9,958	10,124	1,180,175
Other	10,605	9	75	10,539

Total	$1,400,869	$10,969	$11,011	$1,400,827

The following table summarizes securities in an unrealized loss position as of September 30, 2009, December 31, 2008 and September 30, 2008 (in thousands):

	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss

As of September 30, 2009

U.S. Government agencies	$129,108	$1,518	$—	$—	$129,108	$1,518
State and political subdivisions	989	13	3,606	114	4,595	127
Mortgage-backed securities	26,267	500	73,034	1,260	99,301	1,760
Other	—	—	480	32	480	32

Total unrealized loss position	$156,364	$2,031	$77,120	$1,406	$233,484	$3,437

As of December 31, 2008

State and political subdivisions	$9,672	$369	$14	$9	$9,686	$378
Mortgage-backed securities	215,396	10,210	11,719	503	227,115	10,713
Other	5,228	253	—	—	5,228	253

Total unrealized loss position	$230,296	$10,832	$11,733	$512	$242,029	$11,344

As of September 30, 2008

U.S. Government agencies	$137,492	$616	$—	$—	$137,492	$616
State and political subdivisions	7,395	187	14	9	7,409	196
Mortgage-backed securities	478,379	9,650	12,176	474	490,555	10,124
Other	4,779	75	—	—	4,779	75

Total unrealized loss position	$628,045	$10,528	$12,190	$483	$640,235	$11,011

Management believes that there were no unrealized losses as of September 30, 2009, December 31, 2008 and September 30, 2008 that represented an other-than-temporary impairment. Unrealized losses were primarily attributable to changes in interest rates, and United has both the intent and ability to hold the securities for a time necessary to recover the amortized cost.
The amortized cost and fair value of the investment securities at September 30, 2009, by contractual maturity, are presented in the following table (in thousands). Expected maturities may differ from contractual maturities because issuers and borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
U.S. Government agencies:
Within 1 year	$—	$—
1 to 5 years	44,995	44,983
5 to 10 years	138,062	137,747
More than 10 years	24,899	24,117

	207,956	206,847

State and political subdivisions:
Within 1 year	18,656	18,796
1 to 5 years	15,372	15,769
5 to 10 years	9,671	9,949
More than 10 years	9,033	9,338

	52,732	53,852

Other:
Within 1 year	10,900	11,082
1 to 5 years	7,600	7,826
5 to 10 years	1,000	1,000
More than 10 years	3,799	4,259

	23,299	24,167

Total securities other than mortgage-backed securities:
Within 1 year	29,556	29,878
1 to 5 years	67,967	68,578
5 to 10 years	148,733	148,696
More than 10 years	37,731	37,714

Mortgage-backed securities	1,208,223	1,247,648

	$1,492,210	$1,532,514

At September 30, 2009, securities with a carrying amount of $1.5 billion were pledged to secure public deposits, FHLB advances and other secured borrowings.
The following table summarizes securities sales activity for the three month and nine month periods ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Proceeds from sales	$266,953	$5,220	$281,970	$84,955

Gross gains on sales	$2,704	$120	$3,040	$477
Gross losses on sales	1,080	—	1,080	—
Impairment losses	475	—	1,219	—

Net gains (losses) on sales of securities	$1,149	$120	$741	$477

Income tax expense (benefit) attributable to sales	$447	$47	$288	$186

During the third quarter and first nine months of 2009, United recognized impairment losses of $475,000 and $1.2 million, respectively, on investments in financial institutions that failed or otherwise showed evidence of other than temporary impairment. Realized gains and losses are derived using the specific identification method for determining the cost of the securities sold.

Note 6 – Loans and Allowance for Loan Losses
Major classifications of loans at September 30, 2009, December 31, 2008 and September 30, 2008, are summarized as follows (in thousands):

	September 30,	December 31,	September 30,
	2009	2008	2008

Commercial (secured by real estate)	$1,787,444	$1,626,966	$1,603,651
Commercial construction	379,782	499,663	508,832
Commercial (commercial and industrial)	402,609	410,529	425,052

Total commercial	2,569,835	2,537,158	2,537,535
Residential construction	1,184,916	1,478,679	1,595,981
Residential mortgage	1,460,917	1,526,388	1,528,499
Installment	147,021	162,636	167,922

Total loans	5,362,689	5,704,861	5,829,937
Less allowance for loan losses	150,187	122,271	111,299

Loans, net	$5,212,502	$5,582,590	$5,718,638

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
At September 30, 2009, December 31, 2008 and September 30, 2008 there were $238.2 million, $142.3 million and $94.0 million, respectively, of loans classified as impaired. Of these, $203.8 million, $92.6 million and $42.4 million, respectively, did not have a specific reserve allocated. The $203.8 million of impaired loans with no allocated allowance at September 30, 2009 had either been previously written down ($100.3 million in charge-offs) to net realizable value or had sufficient collateral so that no allowance was required. At September 30, 2009 $34.4 million had specific reserves allocated totaling $8.2 million. At December 31, 2008, $49.7 million had specific reserves allocated totaling $15.7 million. At September 30, 2008, $51.6 million had specific reserves allocated totaling $17.2 million. The average recorded investment in impaired loans for the quarters ended September 30, 2009 and 2008 was $244.1 million and $100.6 million, respectively. There was no interest revenue recognized on loans while they were impaired for the first nine months of 2009. Interest revenue recognized on loans while they were impaired for the first nine months of 2008 was $598,000.
Changes in the allowance for loan losses are summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Balance beginning of period	$145,678	$91,035	$122,271	$89,423
Provision for loan losses	95,000	76,000	220,000	99,000
Charge-offs:
Commercial (secured by real estate)	10,584	257	17,438	1,379
Commercial construction	4,380	225	5,191	350
Commercial (commercial and industrial)	3,094	1,025	9,279	1,759
Residential construction	67,916	50,305	150,528	65,467
Residential mortgage	5,132	3,359	11,832	7,031
Installment	1,466	801	3,373	2,138

Total loans charged-off	92,572	55,972	197,641	78,124

Recoveries:
Commercial (secured by real estate)	16	—	58	68
Commercial construction	11	—	12	—
Commercial (commercial and industrial)	1,302	7	3,507	39
Residential construction	396	77	1,006	231
Residential mortgage	81	27	272	112
Installment	275	125	702	550

Total recoveries	2,081	236	5,557	1,000

Net charge-offs	90,491	55,736	192,084	77,124

Balance end of period	$150,187	$111,299	$150,187	$111,299

Note 7 – Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2009 and 2008.
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net (loss) income available to common shareholders	$(71,280)	$(39,878)	$(196,167)	$(16,715)

Weighted average shares outstanding:
Basic	49,771	47,417	48,968	47,210
Effect of dilutive securities
Stock options and restricted stock	—	—	—	—
Warrants attached to trust preferred securities	—	—	—	—
Warrant granted with Series B preferred stock	—	—	—	—

Diluted	49,771	47,417	48,968	47,210

Earnings per common share:
Basic	$(1.43)	$(.84)	$(4.01)	$(.35)

Diluted	$(1.43)	$(.84)	$(4.01)	$(.35)

Note 8 – Subsequent Events
United performed an evaluation of subsequent events through November 3, 2009, the date upon which United’s quarterly report on Form 10-Q was filed with the Securities and Exchange Commission. No subsequent events were identified that would have required a change to the financial statements or disclosure in the notes to the financial statements.
Note 9 – Assets and Liabilities Measured at Fair Value
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The table below presents United’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.
(in thousands)

				Balance at
Description	Level 1	Level 2	Level 3	September 30, 2009
Assets
Securities available for sale	$—	$1,520,569	$11,945	$1,532,514
Deferred compensation plan assets	4,534	—	—	4,534
Derivative financial instruments	—	14,430	—	14,430

Total	$4,534	$1,534,999	$11,945	$1,551,478

Liabilities
Deferred compensation plan liability	$4,534	$—	$—	$4,534

Total liabilities	$4,534	$—	$—	$4,534

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
United may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. The table below presents United’s assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.
(in thousands)

				Balance at
Description	Level 1	Level 2	Level 3	September 30, 2009
Assets
Loans	$—	$—	$181,015	$181,015
Foreclosed assets	—	—	86,543	86,543
Goodwill	—	—	210,590	210,590

Total	$—	$—	$478,148	$478,148

Assets and Liabilities Not Measured at Fair Value
For financial instruments that have quoted market prices, those quotes are used to determine fair value. Financial instruments that have no defined maturity, have a remaining maturity of 180 days or less, or reprice frequently to a market rate, are assumed to have a fair value that approximates reported book value, after taking into consideration any applicable credit risk. If no market quotes are available, financial instruments are valued by discounting the expected cash flows using an estimated current market interest rate for the financial instrument. For off-balance sheet derivative instruments, fair value is estimated as the amount that United would receive or pay to terminate the contracts at the reporting date, taking into account the current unrealized gains or losses on open contracts.
The short maturity of United’s assets and liabilities results in having a significant number of financial instruments whose fair value equals or closely approximates carrying value. Such financial instruments are reported in the following balance sheet captions: cash and cash equivalents, mortgage loans held for sale, federal funds purchased, repurchase agreements and other short-term borrowings. The fair value of securities available for sale equals the balance sheet value. As of September 30, 2009 the fair value of interest rate contracts used for balance sheet management was an asset of approximately $14.4 million.
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
Fair value estimates are based on existing on and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant assets and liabilities that are not considered financial instruments include the mortgage banking operation, brokerage network, deferred income taxes, premises and equipment and goodwill. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have significant effect on fair value estimates and have not been considered in the estimates.
Off-balance sheet instruments (commitments to extend credit and standby letters of credit) are generally short-term and at variable rates. Therefore, both the carrying amount and the estimated fair value associated with these instruments are immaterial.
The carrying amount and fair values for other financial instruments that are not measured at fair value in United’s balance sheet at September 30, 2009 are as follows (in thousands):

	September 30, 2009
	Carrying
	Amount	Fair Value
Assets:
Loans, net	$5,212,502	$4,833,533

Liabilities:
Deposits	6,821,306	6,865,338
Federal Home Loan Bank advances	314,704	320,991
Long-term debt	150,046	105,025

Note 10 – Stock Dividend
During the first, second and third quarters of 2009 and the third quarter of 2008, United declared a quarterly stock dividend at a rate of 1 new share for every 130 shares owned. The stock dividends have been reflected in the financial statements as an issuance of stock with no proceeds rather than a stock split and therefore prior period numbers of shares outstanding have not been adjusted. The amounts of $51,000 and $40,000 for the first nine months of 2009 and 2008, respectively, shown in the consolidated statement of changes in shareholders’ equity as a reduction of capital related to the stock dividend is the amount of cash paid to shareholders for fractional shares.
Note 11 – Derivatives and Hedging Activities
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
The table below presents the fair value of United’s derivative financial instruments as well as their classification on the balance sheet as of September 30, 2009, December 31, 2008 and September 30, 2008.
Derivatives designated as hedging instruments (in thousands).

		Fair Value
Interest Rate	Balance Sheet	September 30,	December 31,	September 30,
Products	Location	2009	2008	2008

Asset derivatives	Other assets	$14,430	$81,612	$31,672

Liability derivatives	Other liabilities	$—	$—	$539

Cash Flow Hedges of Interest Rate Risk
United’s objectives in using interest rate derivatives are to add stability to interest revenue and to manage its exposure to interest rate movements. To accomplish this objective, United primarily uses interest rate swaps and floors as part of its interest rate risk management strategy. For United’s variable-rate loans, interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for United making variable-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate floors designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates fall below the strike rate on the contract in exchange for an up front premium. As of September 30, 2009, United had 2 interest rate swaps with an aggregate notional amount of $100 million and 2 interest rate floors with an aggregate notional amount of $175 million that were designated as cash flow hedges of interest rate risk.
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2009 and 2008, such derivatives were used to hedge the variable cash flows associated with existing prime-based, variable-rate loans. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the nine months ended September 30, 2009 $3,000 in hedge ineffectiveness was recognized in other operating expense and during the nine months ended September 30, 2008 no hedge ineffectiveness was recognized on derivative financial instruments designated as cash flow hedges.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest revenue as interest payments are received on United’s prime-based, variable-rate loans. During the next twelve months, United estimates that an additional $22.3 million will be reclassified as an increase to interest revenue.

Fair Value Hedges of Interest Rate Risk
United is exposed to changes in the fair value of certain of its fixed rate obligations due to changes in LIBOR, a benchmark interest rate. United uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the benchmark interest rate. Interest rate swaps designated as fair value hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for United making variable rate payments over the life of the agreements without the exchange of the underlying notional amount. As of September 30, 2009, United had three interest rate swaps with an aggregate notional amount of $195 million that were designated as fair value hedges of interest rate risk.
For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. United includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related derivatives. During the three months ended September 30, 2009 and 2008, United recognized a loss of $145,000 and $316,000, respectively, related to ineffectiveness of the fair value hedging relationships. During the nine months ended September 30, 2009 and 2008, United recognized net losses of $427,000 and $318,000, respectively, related to ineffectiveness of the fair value hedging relationships. United also recognized a net reduction of interest expense of $1.4 million and $495,000 for the three months ended September 30, 2009 and 2008, respectively, and $4.8 million and $1.4 million for the nine months ended September 30, 2009 and 2008, respectively, related to United’s fair value hedges which includes net settlements on the derivatives.
Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement
The tables below present the effect of United’s derivative financial instruments on the Consolidated Statement of Income for the three and nine months ended September 30, 2009 and September 30, 2008.
Derivatives in Fair Value Hedging Relationships (in thousands).

Location of Gain (Loss)	Amount of Gain (Loss) Recognized in		Amount of Gain (Loss) Recognized in
Recognized in Income	Income on Derivative		Income on Hedged Item
on Derivative	2009	2008	2009	2008

Three Months Ended September 30,
Other expense	$(501)	$(1,120)	$355	$803

Nine Months Ended September 30,
Other fee revenue	$(259)	$—	$431	$—
Other expense	(2,066)	(1,172)	1,467	854
Derivatives in Cash Flow Hedging Relationships (in thousands).

	Amount of Gain (Loss)		Location of Gain (Loss)	Amount of Gain (Loss)
	Recognized in Other		Reclassified from	Reclassified from Accumulated
	Comprehensive Income		Accumulated Other	Other Comprehensive Income
	on Derivative		Comprehensive Income	into Income
	(Effective Portion)		into Income	(Effective Portion)
	2009	2008	(Effective Portion)	2009	2008

Three Months Ended September 30,
Interest rate products	$3,701	$18,147	Interest revenue	$8,258	$7,176
			Other expense	(3)	—

Total	$3,701	$18,147		$8,255	$7,176

Nine Months Ended September 30,
Interest rate products	$(1,515)	$31,338	Interest revenue	$29,514	$18,300
			Other expense	(3)	—

Total	$(1,515)	$31,338		$29,511	$18,300

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
Note 12 – Accounting Standards Updates
In June 2009, the FASB issued Accounting Standards Update No. 2009-01 (“ASU 2009-01”), Topic 105 – Generally Accepted Accounting Principles amendments based on Statement of Financial Accounting Standards No. 168 – The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles. ASU 2009-01 amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 168 (“SFAS 168”), The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles. ASU 2009-1 includes SFAS 168 in its entirety, including the accounting standards update instructions contained in Appendix B of the Statement. The FASB Accounting Standards Codification TM (“Codification”) became the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative. This Statement was effective for United’s financial statements beginning in the interim period ended September 30, 2009.
Following this Statement, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates. The FASB does not consider Accounting Standards Updates as authoritative in their own right. Accounting Standards Updates serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification. FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (“Statement 162”), which became effective on November 13, 2008, identified the sources of accounting principles and the framework for selecting the principles used in preparing the financial statements of nongovernmental entities that are presented in conformity with GAAP. Statement 162 arranged these sources of GAAP in a hierarchy for users to apply accordingly. Upon becoming effective, all of the content of the Codification carries the same level of authority, effectively superseding Statement 162. In other words, the GAAP hierarchy has been modified to include only two levels of GAAP: authoritative and non-authoritative. As a result, this Statement replaces Statement 162 to indicate this change to the GAAP hierarchy. The adoption of the Codification and ASU 2009-01 did not have any effect on United’s results of operations or financial position. All references to accounting literature included in the notes to the financial statements have been changed to reference the appropriate sections of the Codification.
In June 2009, the FASB issued Accounting Standards Update No. 2009-02 (“ASU 2009-02”), Omnibus Update – Amendments to Various Topics for Technical Corrections. The adoption of ASU 2009-02 did not have any effect on United’s results of operations, financial position or disclosures.
In August 2009, the FASB issued Accounting Standards Update No. 2009-03 (“ASU 2009-03”), SEC Update – Amendments to Various Topics Containing SEC Staff Accounting Bulletins. ASU 2009-03 represents technical corrections to various topics containing SEC Staff Accounting Bulletins to update cross-references to Codification text. This ASU did not have any effect on United’s results of operations, financial position or disclosures.
In August 2009, the FASB issued Accounting Standards Update No. 2009-04 (“ASU 2009-04”), Accounting for Redeemable Equity Instruments – Amendment to Section 480-10-S99. ASU 2009-04 represents an update to Section 480-10-S99, Distinguishing Liabilities from Equity, per Emerging Issues Task Force (“EITF”) Topic D-98, Classification and Measurement of Redeemable Securities. ASU 2009-04 did not have any effect on United’s results of operations, financial position or disclosures.
In August 2009, the FASB issued Accounting Standards Update No. 2009-05 (“ASU 2009-05”), Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value. ASU 2009-05 applies to all entities that measure liabilities at fair value within the scope of ASC Topic 820. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques:
1.)	A valuation technique that uses:
a.	The quoted price of the identical liability when traded as an asset
b.	Quoted prices for similar liabilities or similar liabilities when traded as assets.
2.)
Another valuation technique that is consistent with the principles of ASC Topic 820. Two examples would be an income approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability.

The amendments in ASU 2009-5 also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. It also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The guidance provided in ASU 2009-5 is effective for United in the fourth quarter of 2009. Because United does not currently have any liabilities that are recorded at fair value, the adoption of this guidance will not have any impact on results of operations, financial position or disclosures.
In September 2009, the FASB issued Accounting Standards Update No. 2009-06 (“ASU 2009-06”), Income Taxes (Topic 740) – Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities. ASU 2009-06 provides additional implementation guidance on accounting for uncertainty in income taxes by addressing 1.) whether income taxes paid by an entity are attributable to the entity or its owners, 2.) what constitutes a tax position for a pass-through entity or a tax-exempt not-for-profit entity, and 3.) how accounting for uncertainty in income taxes should be applied when a group of related entities comprise both taxable and nontaxable entities. ASU 2009-06 also eliminates certain disclosure requirements for nonpublic entities. The guidance and disclosure amendments included in ASU 2009-06 were effective for United in the third quarter of 2009 and had no impact on results of operations, financial position or disclosures.
In September 2009, the FASB issued Accounting Standards Update No. 2009-07 (“ASU 2009-07”), Accounting for Various Topics – Technical Corrections to SEC Paragraphs. ASU 2009-07 represents technical corrections to various topics containing SEC guidance. This ASU did not have any effect on United’s results of operations, financial position or disclosures.
In September 2009, the FASB issued Accounting Standards Update No. 2009-08 (“ASU 2009-08”), Earnings Per Share – Amendments to Section 260-10-S99. ASU 2009-08 represents technical corrections to Topic 260-10-S99, Earnings per Share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that Includes a Redemption or an Induced Conversion of Preferred Stock. This ASU did not have any effect on United’s results of operations, financial position or disclosures.
In September 2009, the FASB issued Accounting Standards Update No. 2009-09 (“ASU 2009-09”), Accounting for Investments – Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees – Amendments to Sections 323-10-S99 and 505-50-S99. ASU 2009-09 represents a correction to Section 323-10-S99-4, Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee. Section 323-10-S99-4 was originally entered into the Accounting Standards Codification incorrectly. Additionally, it adds observer comment Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees to the Codification. This ASU did not have any effect on United’s results of operations, financial position or disclosures.
In September 2009, the FASB issued Accounting Standards Update No. 2009-10 (“ASU 2009-10”), Financial Services – Broker and Dealers: Investments – Other – Amendment to Subtopic 940-325. ASU 2009-10 codifies the Observer comment in paragraph 17 of EITF 02-3, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management. This ASU did not have any effect on United’s results of operations, financial position or disclosures.
In September 2009, the FASB issued Accounting Standards Update No. 2009-11 (“ASU 2009-11”), Extractive Activities – Oil and Gas – Amendment to Section 932-10-S99. ASU 2009-11 represents a technical correction to the SEC Observer comment in EITF 90-22, Accounting for Gas-Balancing Arrangements. This ASU is not applicable to United and therefore did not have any effect on United’s results of operations, financial position or disclosures.
In September 2009, the FASB issued Accounting Standards Update No. 2009-12 (“ASU 2009-12”), Fair Value Measurements and Disclosures (Topic 820) – Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). ASU 2009-12 is not applicable to United and therefore did not have any effect on United’s results of operations, financial position or disclosures.
In October 2009, the FASB issued Accounting Standards Update No. 2009-13 (“ASU 2009-13”), Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force. ASU 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Subtopic 605-25, Revenue Recognition – Multiple-Element Arrangements, establishes the accounting and reporting guidance for arrangements under which the vendor will perform multiple revenue-generating activities. Specifically, this subtopic addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. The amendments in this ASU will be effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 with early adoption permitted. This ASU is not expected to have any effect on United’s results of operations, financial position or disclosures.

In October 2009, the FASB issued Accounting Standards Update No. 2009-14 (“ASU 2009-14”), Software (Topic 985) – Certain Revenue Arrangements That Include Software Elements – a consensus of the FASB Emerging Issues Task Force. ASU 2009-14 addresses concerns raised by constituents relating to the accounting for revenue arrangements that contain tangible products and software. The amendments in this ASU will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 with early adoption permitted. This ASU is not applicable to United and therefore did not have any effect on United’s results of operations, financial position or disclosures.
In October 2009, the FASB issued Accounting Standards Update No. 2009-15 (“ASU 2009-15”), Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. ASU 2009-15 provides accounting guidance for own-share lending arrangements issued in contemplation of the issuance of convertible debt or other financing arrangements. An entity, for which the cost to an investment banking firm or third-party investors of borrowing its shares is prohibitive may enter into share-lending arrangements that are executed separately but in connection with a convertible debt offering. Although the convertible debt instrument is ultimately sold to investors, the share-lending arrangement is an agreement between the entity and an investment bank and is intended to facilitate the ability of investors to hedge the conversion option in the entity’s convertible debt. Loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation. If dividends on the loaned shares are not reimbursed to the entity, any amounts, including contractual dividends and participation rights in undistributed earnings, attributable to the loaned shares shall be deducted in computing income available to common shareholders, in a manner consistent with the two-class method in paragraph 260-10-45-60B. This ASU did not have any effect on United’s results of operations, financial position or disclosures.
Note 13 – Reclassifications
Certain 2008 amounts have been reclassified to conform to the 2009 presentation.
Note 14 – Goodwill
A summary of the changes in goodwill for the nine months ended September 30, 2009 and 2008 is presented below, (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Beginning balance	$235,590	$305,590	$305,590	$306,086
Purchase adjustments	—	—	—	(496)
Impairment	(25,000)	—	(95,000)	—

Ending balance	$210,590	$305,590	$210,590	$305,590

During the first quarter of 2009, United updated its annual goodwill impairment assessment as a result of its stock price falling significantly below tangible book value. As a result of the updated assessment, goodwill was found to be impaired and was written down to its estimated fair value. The impairment charge of $70 million was recognized as an expense in the first quarter 2009 consolidated statement of income. Although conditions in the second quarter did not lead management to believe that further impairment existed, due to further weakness in United’s loan portfolio and management’s expectation for higher credit losses, goodwill was tested again in the third quarter for impairment. Goodwill was found to have further impairment resulting in an additional $25 million charge to expense bringing the year-to-date charge to $95 million.
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

The interim assessments performed in the first and third quarters of 2009 both indicated that the fair value of United was less than book value, so United proceeded to Step 2. United’s Step 2 analysis indicated that the book value of goodwill exceeded the fair value by $70 million in the first quarter and $25 million in the third quarter leading to the impairment charges. In arriving at the impairment charge there were a number of valuation assumptions made.
The most significant assumption in determining the estimated fair value of United as a whole and the amount of any resulting impairment was the discount rate used in the discounted cash flows valuation method. The discount rates selected for the third and first quarter assessments were 14% and 15%, respectively, which considered a risk-free rate of return that was adjusted for the industry median beta, equity risk and size premiums, and a company-specific risk premium. The decrease in the discount rate from the first quarter to the third quarter was due to a lower long-term risk free rate to which the risk premiums were added.
An increase in the discount rate of one percentage point would result in a decrease in the estimated value of United of approximately $30 million which would mean an increase in goodwill impairment by that amount. A decrease of one percentage point would result in an increase in the estimated value of United of approximately $36 million which would mean a decrease in the amount of goodwill impairment in the same amount.
Other significant valuation assumptions were related to valuing the loan portfolio. The key assumptions involved in valuing the non-performing portion of the loan portfolio included estimating future cash flows. The key assumptions involved in valuing the performing portion of the loan portfolio included determining a default rate and a rate of loss upon default. Changing these assumptions, or any other key assumptions, could have a material impact on the amount of goodwill impairment.
United will perform its annual goodwill impairment assessment in the fourth quarter. Conditions that could cause additional impairment charges include further deterioration in United’s financial performance or outlook for future performance, changes in long-term interest rates used to determine the discount rate for the discounted cash flows valuation method or lower stock price valuations for United or the peer group of banks used in the guideline public companies valuation method.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, about United and its subsidiaries. These forward-looking statements are intended to be covered by the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical fact, and can be identified by the use of forward-looking terminology such as “believes”, “expects”, “may”, “will”, “could”, “should”, “projects”, “plans”, “goal”, “targets”, “potential”, “estimates”, “pro forma”, “seeks”, “intends”, or “anticipates” or the negative thereof or comparable terminology. Forward-looking statements include discussions of strategy, financial projections, guidance and estimates (including their underlying assumptions), statements regarding plans, objectives, expectations or consequences of various transactions, and statements about the future performance, operations, products and services of United and its subsidiaries. We caution our shareholders and other readers not to place undue reliance on such statements.
Our businesses and operations are and will be subject to a variety of risks, uncertainties and other factors. Consequently, actual results and experience may materially differ from those contained in any forward-looking statements. Such risks, uncertainties and other factors that could cause actual results and experience to differ from those projected include, but are not limited to, the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2008, as updated in our quarterly reports on Form 10-Q, and our Form 8-K/A filed on September 25, 2009, as well as the following:
•	our ability to become profitable;
•	the results of our most recent internal stress test may not accurately predict the impact on our financial condition if the economy were to continue to deteriorate;
•	the condition of the banking system and financial markets;
•	our limited ability to raise capital or maintain liquidity;
•	we may not be able to raise capital consistent with our capital plan;
•	our ability to access other sources of funding;
•	changes in the cost and availability of funding;
•	our business is subject to the success of the local economies in which we operate;
•	our concentration of residential and commercial construction and development loans is subject to unique risks that could adversely affect our earnings;
•	changes in prevailing interest rates may negatively affect our net income and the value of our assets;
•	if our allowance for loan losses is not sufficient to cover actual loan losses, earnings would decrease;
•	we may be subject to losses due to fraudulent and negligent conduct of our loan customers, third party service providers or employees;
•	the adverse effects on future earnings resulting from non-cash charges for goodwill impairment;
•	we may not fully realize our deferred tax asset balances;
•	competition from financial institutions and other financial service providers may adversely affect our profitability;
•	the United States Department of Treasury (“Treasury”) may change the terms of our Series B Preferred Stock;
•	we may face risks with respect to future expansion and acquisitions;
•	conditions in the stock market, the public debt market and other capital markets deteriorate;
•	financial services laws and regulations change;
•	the failure of other financial institutions;
•	a special assessment imposed by the FDIC on all FDIC-insured institutions, which will decrease our earnings in 2009, and any additional special assessments that the FDIC may impose in the future;
•	we are subject to a board resolution proposed to us by the Federal Reserve Bank of Atlanta, and we may become subject to an informal memorandum of understanding or formal enforcement action; and
•	unanticipated regulatory or judicial proceedings or enforcement actions occur, or any such proceedings or enforcement actions are more severe that we anticipate.
All written or oral forward-looking statements attributable to us or any person acting on our behalf made after the date of this prospectus supplement are expressly qualified in their entirety by the risk factors and cautionary statements contained in and incorporated by reference into this prospectus supplement and the accompanying prospectus. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date of this prospectus supplement or to reflect the occurrence of unanticipated events.

GAAP Reconciliation and Explanation
This Form 10-Q contains non-GAAP financial measures determined by methods other than in accordance with GAAP. Such non-GAAP financial measures include, among others the following: operating revenue, operating expense, operating (loss) income, operating earnings (loss) per share and operating earnings (loss) per diluted share. Management uses these non-GAAP financial measures because it believes it is useful for evaluating our operations and performance over periods of time, as well as in managing and evaluating our business and in discussions about our operations and performance. Management believes these non-GAAP financial measures provides users of our financial information with a meaningful measure for assessing our financial results and credit trends, as well as comparison to financial results for prior periods. These non-GAAP financial measures should not be considered as a substitute for operating results determined in accordance with GAAP and may not be comparable to other similarly titled financial measures used by other companies. A reconciliation of these operating performance measures to GAAP performance measures is included in on the table on page 26.
Acquisition
On June 19, 2009, United Community Bank (“Bank”) acquired the banking operations of Southern Community Bank (“SCB”) from the Federal Deposit Insurance Corporation (“FDIC”). The Bank acquired $378.2 million of assets and assumed $366.8 million of liabilities. The Bank and the FDIC entered loss sharing agreements regarding future losses incurred on loans and foreclosed loan collateral existing at June 19, 2009. Under the terms of the loss sharing agreements, the FDIC will absorb 80 percent of losses and share in 80 percent of loss recoveries on the first $109 million of losses, and absorb 95 percent of losses and share in 95 percent of loss recoveries on losses exceeding $109 million. The term for loss sharing on residential real estate loans is ten years, while the term for loss sharing on all other loans is five years. The SCB acquisition was accounted for under the purchase method of accounting in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification, Topic 805, Business Combinations (“ASC 805”). United recorded a gain totaling $11.4 million in the second quarter of 2009 resulting from the acquisition, which is a component of fee revenue on the consolidated statement of income. The amount of the gain is equal to the amount by which the fair value of assets purchased exceeded the fair value of liabilities assumed. See Note 2 of the Notes to unaudited Consolidated Financial Statements for additional information regarding the acquisition.
The results of operations of SCB are included in the consolidated statement of income from the acquisition date of June 19, 2009.
Overview
The following discussion is intended to provide insight into the results of operations and financial condition of United and its subsidiaries and should be read in conjunction with the consolidated financial statements and accompanying notes.
United is a bank holding company registered with the Federal Reserve under the Bank Holding Company Act of 1956 that was incorporated under the laws of the state of Georgia in 1987 and commenced operations in 1988. At September 30, 2009, United had total consolidated assets of $8.4 billion, total loans of $5.4 billion, excluding the loans acquired from Southern Community Bank that are covered by loss sharing agreements, total deposits of $6.8 billion and stockholders’ equity of $1.0 billion.
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
United reported a net loss of $68.7 million for the third quarter of 2009, which included a non-recurring, non-cash charge of $25 million for goodwill impairment. United’s net operating loss, which excludes the goodwill impairment charge, was $43.7 million for the third quarter of 2009. This compared with a net loss of $39.9 million for the third quarter of 2008. Diluted operating loss per common share was $.93 for the third quarter of 2009, compared with a diluted loss per common share of $.84 for the third quarter of 2008. The goodwill impairment charge represented $.50 of loss per share for the third quarter of 2009, increasing the net loss per diluted share to $1.43. The third quarter of 2009 operating loss reflects the continuing recessionary economic environment and credit losses primarily resulting from the weak residential construction and housing market.
For the nine-month period ended September 30, 2009, United reported a net loss of $188.5 million, including an $11.4 million gain from the acquisition of Southern Community Bank, $95 million in goodwill impairment charges recognized in the third and first quarters and a $2.9 million charge for a reduction in workforce recognized in the first quarter. United’s net operating loss for the first nine months of 2009, which excludes the gain on acquisition, goodwill impairment and severance costs, was $98.8 million, compared to a net operating loss for the first nine months of 2008 of $16.7 million. Diluted operating loss per common share was $2.17 for the nine months ended September 30, 2009, compared with a diluted operating loss per common share of $.35 for the same period in 2008. The gain on acquisition, goodwill impairment and severance costs represented $.15 of earnings per share, $1.95 of loss and $.04 of loss, respectively, for the year, bringing the net loss per common share to $4.01.
Operating loss and operating loss per diluted share are non-GAAP performance measures. United’s management believes that operating performance is useful in analyzing the company’s financial performance trends since it excludes items that are non-recurring in nature. A reconciliation of these operating performance measures to GAAP performance measures is included in the table on page 26.

Compared to a year ago, operating earnings for the quarter and year-to-date decreased primarily as a result of a higher provision for loan losses related to the deteriorating credit conditions and resulting increase in charge-offs within the loan portfolio. Margin compression due to an increase in non-performing assets, competitive deposit pricing and the ongoing effect of efforts to maintain liquidity also contributed to lower earnings, although much progress has been made in restoring the margin after falling to 2.70% in the fourth quarter of 2008. The net interest margin of 3.39% for the third quarter of 2009 is up 22 basis points from the third quarter of 2008 and up 69 basis points from the fourth quarter of 2008, reflecting improvement in loan and deposit pricing. Housing sales remain at low levels, leaving a surplus of finished housing and lot inventory in our markets, most notably in the Atlanta MSA. This decline in housing sales negatively affects both the cash flows of our residential construction and land development customers, and the demand for foreclosed developed real estate held by United.
Nonperforming assets of $415 million, which excludes assets of SCB that were covered by the loss sharing agreements with the FDIC, increased to 4.91% of total assets as of September 30, 2009, compared to 2.19% as of September 30, 2008 and 2.92% as of December 31, 2008. This increase was primarily the reflection of the continuing effects of declining home sales in United’s markets.
Operating fee revenue increased $2.6 million, or 19%, and decreased $856,000, or 2%, from the third quarter and first nine months of 2008, respectively. The key contributors to the increase over the third quarter of 2008 were higher mortgage fees resulting from the higher level of refinancing activity brought on by historically low mortgage rates, higher consulting fees due to the completion of internally focused projects, a higher level of net securities gains and a higher level of earnings on United’s deferred compensation plan and bank owned life insurance assets. These increases were offset by lower brokerage fees due to the weak market and declining value of assets under management and slightly lower deposit service charges.
Operating expenses, excluding the $25 million non-recurring goodwill impairment charge, decreased $3.4 million, or 6%, from the third quarter of 2008. Decreases occurred in most expense categories with the exception of occupancy expense which includes the cost of the additional branch locations resulting from the acquisition of SCB, professional fees which include higher legal costs resulting from loan workouts and foreclosure activity, FDIC assessments and regulatory charges which reflects an increase in deposit insurance assessments that began in January of 2009, amortization of intangibles which includes the amortization of core deposit intangibles resulting from the SCB acquisition in the second quarter of 2009 and other expense which is due to a number of items including higher insurance costs. All other operating expense categories decreased from the third quarter of 2008. The decrease in salaries and employee benefits reflects the reduction in force that occurred earlier in the year and a decrease in annual incentives. The decrease in advertising and public relations expense reflects tighter control of discretionary spending. Foreclosed property expense was also down from a year ago but remains at an elevated level due to the higher level of nonperforming assets. For the first nine months of 2009, operating expenses, excluding non-recurring items, of $161.5 million is up $7.3 million from the same period of 2008. The key drivers of the increase are the special FDIC assessment of approximately $3.7 million that was expensed in the second quarter and a higher level of foreclosed property costs.
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
Results of Operations
United reported a net operating loss of $43.7 million for the third quarter of 2009. This compared to a net operating loss of $39.9 million for the same period in 2008. The 2009 net operating loss excludes a non-recurring, non-cash charge of $25 million for goodwill impairment. Including the goodwill impairment charge, the net loss for the third quarter of 2009 was $68.7 million. The third quarter 2009 diluted operating loss per share was $.93. This compared to diluted operating loss per share of $.84 for the third quarter of 2008. The diluted operating loss for the third quarter of 2009 excludes the goodwill impairment charge. Including the goodwill impairment charge, the third quarter 2009 net loss per diluted share was $1.43.
For the first nine months of 2009, United reported a net operating loss of $98.8 million, which excluded the $11.4 million gain on acquisition, non-recurring, non-cash goodwill impairment charges of $95 million and non-recurring severance costs of $2.9 million. Net operating loss for the same period in 2008 was $16.7 million. Diluted operating loss per share for the nine months ended September 30, 2009 was $2.17, which excluded $.15 in earnings per share related to the gain on acquisition and $1.95 and $.04 in loss per share related to the goodwill impairment charges and severance costs, respectively. This compared to diluted operating loss per share of $.35 for the first nine months of 2008. The net operating losses in 2009 and 2008 reflect higher provisions for loan losses related to the continuing effect of the economic recession and the weak residential construction and housing markets. Including the non-recurring items, the net loss and net loss per diluted share for the first nine months of 2009 was $188.5 million and $4.01, respectively.
Operating loss, operating loss per share and other operating performance measures are non-GAAP performance measures. United’s management believes that operating performance is useful in analyzing the company’s financial performance trends since it excludes items that are non-recurring in nature. A reconciliation of these operating performance measures to GAAP performance measures is included in the table on page 26.

Table 1 — Financial Highlights
Selected Financial Information

						Third
	2009			2008		Quarter	For the Nine		YTD
(in thousands, except per share	Third	Second	First	Fourth	Third	2009-2008	Months Ended		2009-2008
data; taxable equivalent)	Quarter	Quarter	Quarter	Quarter	Quarter	Change	2009	2008	Change
INCOME SUMMARY
Interest revenue(1)	$101,181	$102,737	$103,562	$108,434	$112,510		$307,480	$358,535
Interest expense	38,177	41,855	46,150	56,561	53,719		126,182	171,704

Net interest revenue(1)	63,004	60,882	57,412	51,873	58,791	7%	181,298	186,831	(3)%
Provision for loan losses	95,000	60,000	65,000	85,000	76,000		220,000	99,000
Operating fee revenue(1)	15,671	13,050	12,846	10,718	13,121	19	41,567	42,423	(2)

Total revenue	(16,325)	13,932	5,258	(22,409)	(4,088)	299	2,865	130,254	(98)
Operating expenses(1)	53,606	55,348	52,569	52,439	56,970	(6)	161,523	154,260	5

Operating loss before taxes	(69,931)	(41,416)	(47,311)	(74,848)	(61,058)		(158,658)	(24,006)
Income tax benefit	(26,213)	(18,353)	(15,335)	(28,101)	(21,184)		(59,901)	(7,303)

Net operating loss(1)	(43,718)	(23,063)	(31,976)	(46,747)	(39,874)		(98,757)	(16,703)
Gain from acquisitions, net of tax expense	—	7,062	—	—	—		7,062	—
Noncash goodwill impairment charge	(25,000)	—	(70,000)	—	—		(95,000)	—
Severance costs, net of tax benefit	—	—	(1,797)	—	—		(1,797)	—

Net loss	(68,718)	(16,001)	(103,773)	(46,747)	(39,874)		(188,492)	(16,703)
Preferred dividends and discount accretion	2,562	2,559	2,554	712	4		7,675	12

Net loss available to common shareholders	$(71,280)	$(18,560)	$(106,327)	$(47,459)	$(39,878)		$(196,167)	$(16,715)

PERFORMANCE MEASURES
Per common share:
Diluted operating loss(1)	$(.93)	$(.53)	$(.71)	$(.99)	$(.84)		$(2.17)	$(.35)
Diluted loss	(1.43)	(.38)	(2.20)	(.99)	(.84)		(4.01)	(.35)
Cash dividends declared	—	—	—	—	—		—	.18
Stock dividends declared(4)	1 for 130	1 for 130	1 for 130	1 for 130	1 for 130		3 for 130	1 for 130
Book value	8.85	13.87	14.70	16.95	17.12	(48)	8.85	17.12	(48)
Tangible book value(1)	6.50	8.85	9.65	10.39	10.48	(38)	6.50	10.48	(38)
Key performance ratios:
Return on equity(2)(3)	(45.52)%	(11.42)%	(58.28)%	(23.83)%	(19.07)%		(39.11)%	(2.69)%
Return on assets(3)	(3.32)	(.78)	(5.03)	(2.19)	(1.94)		(3.05)	(.27)
Net interest margin(3)	3.39	3.28	3.08	2.70	3.17		3.25	3.35
Operating efficiency ratio(1)	69.15	74.15	75.15	81.34	79.35		72.72	67.43
Equity to assets	10.27	10.71	11.56	10.04	10.26		10.84	10.29
Tangible equity to assets(1)	7.55	7.96	8.24	6.56	6.64		7.92	6.71
Tangible common equity to assets(1)	5.36	5.77	6.09	6.21	6.64		5.74	6.70
Tangible common equity to risk-weighted assets(1)	10.33	7.49	8.03	8.34	8.26		10.33	8.26

ASSET QUALITY *
Non-performing loans (NPLs)	$304,381	$287,848	$259,155	$190,723	$139,266		$304,381	$139,266
Foreclosed properties	110,610	104,754	75,383	59,768	38,438		110,610	38,438

Total non-performing assets (NPAs)	414,991	392,602	334,538	250,491	177,704		414,991	177,704
Allowance for loan losses	150,187	145,678	143,990	122,271	111,299		150,187	111,299
Net charge-offs	90,491	58,312	43,281	74,028	55,736		192,084	77,124
Allowance for loan losses to loans	2.80%	2.64%	2.56%	2.14%	1.91%		2.80%	1.91%
Net charge-offs to average loans(3)	6.57	4.18	3.09	5.09	3.77		4.60	1.74
NPAs to loans and foreclosed properties	7.58	6.99	5.86	4.35	3.03		7.58	3.03
NPAs to total assets	4.91	4.63	4.09	2.92	2.19		4.91	2.19

AVERAGE BALANCES
Loans	$5,565,498	$5,597,259	$5,675,054	$5,784,139	$5,889,168	(5)	$5,612,202	$5,926,731	(5)
Investment securities	1,615,499	1,771,482	1,712,654	1,508,808	1,454,740	11	1,699,522	1,482,397	15
Earning assets	7,400,539	7,442,178	7,530,230	7,662,536	7,384,287	—	7,457,173	7,451,017	—
Total assets	8,208,199	8,212,140	8,372,281	8,487,017	8,164,694	1	8,263,605	8,262,853	—
Deposits	6,689,948	6,544,537	6,780,531	6,982,229	6,597,339	1	6,671,340	6,370,753	5
Shareholders’ equity	843,130	879,210	967,505	851,956	837,487	1	896,159	849,912	5
Common shares — basic	49,771	48,794	48,324	47,844	47,417		48,968	47,210
Common shares — diluted	49,771	48,794	48,324	47,844	47,417		48,968	47,210

AT PERIOD END
Loans	$5,362,689	$5,513,087	$5,632,705	$5,704,861	$5,829,937	(8)	$5,362,689	$5,829,937	(8)
Investment securities	1,532,514	1,816,787	1,719,033	1,617,187	1,400,827	9	1,532,514	1,400,827	9
Total assets	8,443,617	8,477,355	8,171,663	8,591,933	8,113,961	4	8,443,617	8,113,961	4
Deposits	6,821,306	6,848,760	6,616,488	7,003,624	6,689,335	2	6,821,306	6,689,335	2
Shareholders’ equity	1,006,638	855,272	888,853	989,382	816,880	23	1,006,638	816,880	23
Common shares outstanding	93,901	48,933	48,487	48,009	47,596		93,901	47,596

(1)
Amounts were determined using methods other than in accordance with generally accepted accounting principles (“GAAP”). A reconciliation to the most closely related financial measure prepared using GAAP is presented in the table on page 26.

(2)	Net income available to common shareholders, which excludes preferred stock dividends, divided by average realized common equity, which excludes accumulated other comprehensive income (loss).

(3)	Annualized.

(4)	Number of new shares issued for shares currently held.

NM	— Not meaningful.

*	Excludes loans and foreclosed properties covered by loss sharing agreements with the FDIC.

Table 1 Continued — Operating Earnings to GAAP Earnings Reconciliation
Selected Financial Information

	2009			2008		For the Nine
(in thousands, except per share	Third	Second	First	Fourth	Third	Months Ended
data; taxable equivalent)	Quarter	Quarter	Quarter	Quarter	Quarter	2009	2008
Interest revenue reconciliation
Interest revenue — taxable equivalent	$101,181	$102,737	$103,562	$108,434	$112,510	$307,480	$358,535
Taxable equivalent adjustment	(580)	(463)	(488)	(553)	(571)	(1,531)	(1,708)

Interest revenue (GAAP)	$100,601	$102,274	$103,074	$107,881	$111,939	$305,949	$356,827

Net interest revenue reconciliation
Net interest revenue — taxable equivalent	$63,004	$60,882	$57,412	$51,873	$58,791	$181,298	$186,831
Taxable equivalent adjustment	(580)	(463)	(488)	(553)	(571)	(1,531)	(1,708)

Net interest revenue (GAAP)	$62,424	$60,419	$56,924	$51,320	$58,220	$179,767	$185,123

Fee revenue reconciliation
Operating fee revenue	$15,671	$13,050	$12,846	$10,718	$13,121	$41,567	$42,423
Gain from acquisition	—	11,390	—	—	—	11,390	—

Fee revenue (GAAP)	$15,671	$24,440	$12,846	$10,718	$13,121	$52,957	$42,423

Total revenue reconciliation
Total operating revenue	$(16,325)	$13,932	$5,258	$(22,409)	$(4,088)	$2,865	$130,254
Taxable equivalent adjustment	(580)	(463)	(488)	(553)	(571)	(1,531)	(1,708)
Gain from acquisition	—	11,390	—	—	—	11,390	—

Total revenue (GAAP)	$(16,905)	$24,859	$4,770	$(22,962)	$(4,659)	$12,724	$128,546

Expense reconciliation
Operating expense	$53,606	$55,348	$52,569	$52,439	$56,970	$161,523	$154,260
Noncash goodwill impairment charge	25,000	—	70,000	—	—	95,000	—
Severance costs	—	—	2,898	—	—	2,898	—

Operating expense (GAAP)	$78,606	$55,348	$125,467	$52,439	$56,970	$259,421	$154,260

(Loss) income before taxes reconciliation
Operating (loss) income before taxes	$(69,931)	$(41,416)	$(47,311)	$(74,848)	$(61,058)	$(158,658)	$(24,006)
Taxable equivalent adjustment	(580)	(463)	(488)	(553)	(571)	(1,531)	(1,708)
Gain from acquisition	—	11,390	—	—	—	11,390	—
Noncash goodwill impairment charge	(25,000)	—	(70,000)	—	—	(95,000)	—
Severance costs	—	—	(2,898)	—	—	(2,898)	—

(Loss) income before taxes (GAAP)	$(95,511)	$(30,489)	$(120,697)	$(75,401)	$(61,629)	$(246,697)	$(25,714)

Income tax (benefit) expense reconciliation
Operating income tax (benefit) expense	$(26,213)	$(18,353)	$(15,335)	$(28,101)	$(21,184)	$(59,901)	$(7,303)
Taxable equivalent adjustment	(580)	(463)	(488)	(553)	(571)	(1,531)	(1,708)
Gain from acquisition, tax expense	—	4,328	—	—	—	4,328	—
Severance costs, tax benefit	—	—	(1,101)	—	—	(1,101)	—

Income tax (benefit) expense (GAAP)	$(26,793)	$(14,488)	$(16,924)	$(28,654)	$(21,755)	$(58,205)	$(9,011)

(Loss) earnings per common share reconciliation
Operating (loss) earnings per common share	$(0.93)	$(0.53)	$(0.71)	$(0.99)	$(0.84)	$(2.17)	$(0.35)
Gain from acquisition	—	0.15	—	—	—	0.15	—
Noncash goodwill impairment charge	(0.50)	—	(1.45)	—	—	(1.95)	—
Severance costs	—	—	(0.04)	—	—	(0.04)	—

(Loss) earnings per common share (GAAP)	$(1.43)	$(0.38)	$(2.20)	$(0.99)	$(0.84)	$(4.01)	$(0.35)

Book value reconciliation
Tangible book value	$6.50	$8.85	$9.65	$10.39	$10.48	$6.50	$10.48
Effect of goodwill and other intangibles	2.35	5.02	5.05	6.56	6.64	2.35	6.64

Book value (GAAP)	$8.85	$13.87	$14.70	$16.95	$17.12	$8.85	$17.12

Efficiency ratio reconciliation
Operating efficiency ratio	69.15%	74.15%	75.15%	81.34%	79.35%	72.72%	67.43%
Gain from acquisition	—	(9.82)	—	—	—	(3.55)	—
Noncash goodwill impairment charge	32.24	—	100.06	—	—	40.68	—
Severance costs	—	—	4.14	—	—	1.24	—

Efficiency ratio (GAAP)	101.39%	64.33%	179.35%	81.34%	79.35%	111.09%	67.43%

Average equity to assets reconciliation
Tangible common equity to assets	5.36%	5.77%	6.09%	6.21%	6.64%	5.74%	6.70%
Effect of preferred equity	2.19	2.19	2.15	.35	—	2.18	.01

Tangible equity to assets	7.55	7.96	8.24	6.56	6.64	7.92	6.71
Effect of goodwill and other intangibles	2.72	2.75	3.32	3.48	3.62	2.92	3.58

Equity to assets (GAAP)	10.27%	10.71%	11.56%	10.04%	10.26%	10.84%	10.29%

Actual tangible common equity to risk-weighted assets reconciliation
Tangible common equity to risk-weighted assets	10.33%	7.49%	8.03%	8.34%	8.26%	10.33%	8.26%
Effect of other comprehensive income	(.87)	(.72)	(1.00)	(.91)	(.28)	(.87)	(.28)
Effect of deferred tax limitation	(.56)	(.22)	—	—	—	(.56)	—
Effect of trust preferred	.89	.90	.89	.88	.68	.89	.68
Effect of preferred equity	2.94	2.99	2.96	2.90	—	2.94	—

Tier I capital ratio (Regulatory)	12.73%	10.44%	10.88%	11.21%	8.66%	12.73%	8.66%

Net Interest Revenue (Taxable Equivalent)
Net interest revenue (the difference between the interest earned on assets and the interest paid on deposits and borrowed funds) is the single largest component of total revenue. United actively manages this revenue source to provide optimal levels of revenue while balancing interest rate, credit and liquidity risks. Net interest revenue for the three months ended September 30, 2009 was $63.0 million, up $4.2 million, or 7%, from the third quarter of 2008. Average loans decreased $324 million, or 5%, from the third quarter last year. The decrease in the loan portfolio was a result of the slowdown in the housing market, particularly in the Atlanta MSA where period-end loans decreased $274 million from September 30, 2008. The decrease was also due to loan charge-offs, decreased loan demand and management’s efforts to rebalance the loan portfolio by reducing the concentration of residential construction loans, particularly in the Atlanta MSA where the housing market has been under considerable stress. Period-end loans in north Georgia, North Carolina, the Gainesville, Georgia MSA and coastal Georgia decreased $125 million, $29 million, $24 million and $17 million, respectively. In contrast, east Tennessee increased $3 million from the third quarter of 2008.
Average interest-earning assets for the third quarter 2009 increased $16 million from the same period in 2008. An increase in the investment securities portfolio and other short-term investments of $340 million was partially offset by decreased loan balances of $324 million resulting from decreasing loan demand in light of the weak economy and management’s efforts to reduce United’s exposure to residential construction loans. Average interest-bearing liabilities decreased $9.6 million from the third quarter of 2008 with the Series B preferred stock of $180 million, issued in the fourth quarter as part of the U.S. Treasury’s Capital Purchase Program, funding the difference in the decrease of average interest-bearing liabilities and the increase in average interest-earning assets. Dividends on the Series B preferred shares and the related discount accretion are not included in net income (loss) but are subtracted from net income (loss) in the determination of net income (loss) available to common shareholders. The stock issued in the third quarter of 2009 closed on the last day of the quarter and therefore had very little impact on average balances.
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
For the three months ended September 30, 2009 and 2008, the net interest spread was 3.12 and 2.82%, respectively, while the net interest margin was 3.39% and 3.17%, respectively. The improved net interest margin for the quarter and the nine months reflects management’s focus on improving earnings performance. The margin had been on a downward trend throughout 2008 as a result of a rise in non-performing assets and higher than normal deposit pricing resulting from competition for deposits. The intense competition occurred due to liquidity pressures affecting the banking industry as a whole in the second half of 2008. The compression of the margin was also due to the lowering of the prime interest rate initiated by actions of the Federal Reserve beginning in September 2007 and the resulting downward repricing of our interest earning assets faster than our interest-bearing liabilities during 2008. Also contributing to the lower net interest margin was a shift in earning-asset mix from loans to investment securities. These factors continued to compress the net interest margin through most of the fourth quarter of 2008 leading to a net interest margin of 2.70% in the fourth quarter. Deposit pricing competition began to ease late in the fourth quarter of 2008 and United intensified its focus on loan pricing to ensure that it was being adequately compensated for the credit risk it was taking. The combined effect of easing deposit pricing and widening credit spreads in United’s loan portfolio led to the 69 basis point increase in the net interest margin from the fourth quarter of 2008 to the third quarter of 2009.
The average yield on interest-earning assets for the third quarter of 2009 was 5.43%, compared with 6.07% in the third quarter of 2008. Loan yields were down 53 basis points compared with the third quarter of 2008, due to the effect on United’s primarily prime-based loan portfolio of the Federal Reserve’s policy of lowering interest rates to stimulate the economy and the higher level of non-performing loans.
The average cost of interest-bearing liabilities for the third quarter was 2.31% compared to 3.25% from the same period of 2008. Throughout most of 2008, United was unable to reduce deposit rates commensurate with the rate decreases in its loan portfolio. This trend became more visible in the third and fourth quarters of 2008 when industry liquidity pressures led to increased competition for deposits and did not allow United to reduce deposit rates to correspond with the Federal Reserve’s actions to lower interest rates. Late in the fourth quarter of 2008, liquidity pressures began to ease, allowing United to begin lowering its deposit rates and still maintain its strong liquidity position.

The following table shows the relationship between interest revenue and expense, and the average amounts of interest-earning assets and interest-bearing liabilities for the three months ended September 30, 2009 and 2008.
Table 2 — Average Consolidated Balance Sheets and Net Interest Analysis
For the Three Months Ended September 30,

	2009			2008
	Average		Avg.	Average		Avg.
(dollars in thousands, taxable equivalent)	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (1)(2)	$5,565,498	$80,880	5.77%	$5,889,168	$93,270	6.30%
Taxable securities (3)	1,585,154	18,492	4.67	1,422,321	18,258	5.13
Tax-exempt securities (1)(3)	30,345	537	7.08	32,419	573	7.07
Federal funds sold and other interest-earning assets	219,542	1,272	2.32	40,379	409	4.05

Total interest-earning assets	7,400,539	101,181	5.43	7,384,287	112,510	6.07

Non-interest-earning assets:
Allowance for loan losses	(147,074)			(93,687)
Cash and due from banks	107,062			111,741
Premises and equipment	179,764			180,825
Other assets (3)	667,908			581,528

Total assets	$8,208,199			$8,164,694

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW	$1,238,596	2,528	.81	$1,463,744	6,778	1.84
Money market	628,392	2,711	1.71	421,626	2,296	2.17
Savings	180,216	130	.29	182,525	153	.33
Time less than $100,000	1,918,439	13,300	2.75	1,779,550	17,812	3.98
Time greater than $100,000	1,292,786	10,106	3.10	1,530,719	15,825	4.11
Brokered	707,678	4,777	2.68	530,705	5,407	4.05

Total interest-bearing deposits	5,966,107	33,552	2.23	5,908,869	48,271	3.25

Federal funds purchased and other borrowings	234,211	613	1.04	256,742	1,116	1.73
Federal Home Loan Bank advances	210,625	1,300	2.45	286,540	2,105	2.92
Long-term debt	150,353	2,712	7.16	118,756	2,227	7.46

Total borrowed funds	595,189	4,625	3.08	662,038	5,448	3.27

Total interest-bearing liabilities	6,561,296	38,177	2.31	6,570,907	53,719	3.25

Non-interest-bearing liabilities:
Non-interest-bearing deposits	723,841			688,470
Other liabilities	79,932			67,830

Total liabilities	7,365,069			7,327,207
Shareholders’ equity	843,130			837,487

Total liabilities and shareholders’ equity	$8,208,199			$8,164,694

Net interest revenue		$63,004			$58,791

Net interest-rate spread			3.12%			2.82%

Net interest margin (4)			3.39%			3.17%

(1)
Interest revenue on tax-exempt securities and loans has been increased to reflect comparable interest on taxable securities and loans. The rate used was 39%, reflecting the statutory federal income tax rate and the federal tax adjusted state income tax rate.

(2)	Included in the average balance of loans outstanding are loans where the accrual of interest has been discontinued.

(3)
Securities available for sale are shown at amortized cost. Pretax unrealized gains of $13.8 million in 2009 and pretax unrealized losses of $11.7 million in 2008 are included in other assets for purposes of this presentation.

(4)	Net interest margin is taxable equivalent net-interest revenue divided by average interest-earning assets.

The following table shows the relationship between interest revenue and expense, and the average amounts of interest-earning assets and interest-bearing liabilities for the nine months ended September 30, 2009 and 2008.
Table 3 — Average Consolidated Balance Sheets and Net Interest Analysis
For the Nine Months Ended September 30,

	2009			2008
	Average		Avg.	Average		Avg.
(dollars in thousands, taxable equivalent)	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (1)(2)	$5,612,202	$244,196	5.82%	$5,926,731	$299,601	6.75%
Taxable securities (3)	1,669,768	59,101	4.72	1,447,409	55,765	5.14
Tax-exempt securities (1)(3)	29,754	1,565	7.01	34,988	1,876	7.15
Federal funds sold and other interest-earning assets	145,449	2,618	2.40	41,889	1,292	4.11

Total interest-earning assets	7,457,173	307,480	5.51	7,451,017	358,534	6.43

Non-interest-earning assets:
Allowance for loan losses	(141,255)			(93,165)
Cash and due from banks	104,444			136,920
Premises and equipment	179,569			181,210
Other assets (3)	663,674			586,871

Total assets	$8,263,605			$8,262,853

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW	$1,284,522	8,708	.91	$1,476,998	22,581	2.04
Money market	543,122	7,217	1.78	427,676	7,519	2.35
Savings	177,147	378	.29	184,713	560	.40
Time less than $100,000	1,918,379	45,859	3.20	1,659,308	53,320	4.29
Time greater than $100,000	1,336,876	34,444	3.44	1,460,277	48,330	4.42
Brokered	726,352	15,997	2.94	480,166	15,106	4.20

Total interest-bearing deposits	5,986,398	112,603	2.51	5,689,138	147,416	3.46

Federal funds purchased and other borrowings	202,008	1,761	1.17	396,798	7,254	2.44
Federal Home Loan Bank advances	241,863	3,577	1.98	452,826	10,668	3.15
Long-term debt	150,788	8,241	7.31	111,607	6,366	7.62

Total borrowed funds	594,659	13,579	3.05	961,231	24,288	3.38

Total interest-bearing liabilities	6,581,057	126,182	2.56	6,650,369	171,704	3.45

Non-interest-bearing liabilities:
Non-interest-bearing deposits	684,942			681,615
Other liabilities	101,447			80,957

Total liabilities	7,367,446			7,412,941
Shareholders’ equity	896,159			849,912

Total liabilities and shareholders’ equity	$8,263,605			$8,262,853

Net interest revenue		$181,298			$186,830

Net interest-rate spread			2.95%			2.98%

Net interest margin (4)			3.25%			3.35%

(1)
Interest revenue on tax-exempt securities and loans has been increased to reflect comparable interest on taxable securities and loans. The rate used was 39%, reflecting the statutory federal income tax rate and the federal tax adjusted state income tax rate.

(2)	Included in the average balance of loans outstanding are loans where the accrual of interest has been discontinued.

(3)	Securities available for sale are shown at amortized cost. Pretax unrealized gains of $13.0 million in 2009 and $5.7 million in 2008 are included in other assets for purposes of this presentation.

(4)	Net interest margin is taxable equivalent net-interest revenue divided by average interest-earning assets.

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
Table 4 — Change in Interest Revenue and Expense on a Taxable Equivalent Basis
(in thousands)

	Three Months Ended September 30, 2009			Nine Months Ended September 30, 2009
	Compared to 2008			Compared to 2008
	Increase (decrease)			Increase (decrease)
	Due to Changes in			Due to Changes in
	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Loans	$(4,957)	$(7,433)	$(12,390)	$(15,289)	$(40,116)	$(55,405)
Taxable securities	1,984	(1,750)	234	10,088	(6,752)	3,336
Tax-exempt securities	(37)	1	(36)	(276)	(35)	(311)
Federal funds sold and other interest-earning assets	1,106	(243)	863	2,363	(1,037)	1,326

Total interest-earning assets	(1,904)	(9,425)	(11,329)	(3,114)	(47,940)	(51,054)

Interest-bearing liabilities:
NOW accounts	(917)	(3,333)	(4,250)	(2,632)	(11,241)	(13,873)
Money market accounts	962	(547)	415	1,769	(2,071)	(302)
Savings deposits	(2)	(21)	(23)	(22)	(160)	(182)
Time deposits less than $100,000	1,304	(5,816)	(4,512)	7,517	(14,978)	(7,461)
Time deposits greater than $100,000	(2,226)	(3,493)	(5,719)	(3,834)	(10,052)	(13,886)
Brokered deposits	1,501	(2,131)	(630)	6,279	(5,388)	891

Total interest-bearing deposits	622	(15,341)	(14,719)	9,077	(43,890)	(34,813)

Federal funds purchased & other borrowings	(91)	(412)	(503)	(2,659)	(2,834)	(5,493)
Federal Home Loan Bank advances	(502)	(303)	(805)	(3,942)	(3,149)	(7,091)
Long-term debt	573	(88)	485	2,151	(276)	1,875

Total borrowed funds	(20)	(803)	(823)	(4,450)	(6,259)	(10,709)

Total interest-bearing liabilities	602	(16,144)	(15,542)	4,627	(50,149)	(45,522)

Increase in net interest revenue	$(2,506)	$6,719	$4,213	$(7,741)	$2,209	$(5,532)

Provision for Loan Losses
The provision for loan losses is based on management’s evaluation of losses inherent in the loan portfolio and corresponding analysis of the allowance for loan losses at quarter-end. The provision for loan losses was $95 million and $220 million for the third quarter and the first nine months of 2009, respectively, compared with $76 million and $99 million, respectively, for the same periods in 2008. Net loan charge-offs as an annualized percentage of average outstanding loans for the three months ended September 30, 2009 were 6.45%, compared to 3.77% for the third quarter of 2008. The amount of provision recorded in the third quarter was the amount required such that the total allowance for loan losses reflects, in the estimation of management, the appropriate balance and is appropriate to cover inherent losses in the loan portfolio. The increases in the provision and the allowance for loan losses compared to a year ago were due to an increase in substandard loans, deterioration in the collateral values leading to an expectation of higher charge-offs upon default, further weakening of the residential construction and housing markets, and the recessionary economic environment. For the nine months ended September 30, 2009, net loan charge-offs as an annualized percentage of average outstanding loans were 4.58%, compared to 1.74% for the same period in 2008.
As the residential construction and housing markets have struggled, most notably in the Atlanta MSA, it has been difficult for many builders and developers to obtain cash flow from selling lots and houses needed to service debt. This deterioration of the residential construction and housing market was the primary factor that resulted in higher credit losses and an increase in non-performing assets. Although a majority of the losses have been within the residential construction and development portion of the portfolio in the Atlanta MSA, credit quality deterioration has been observed in other markets and loan categories. Additional discussion on loan quality and the allowance for loan losses is included in the Asset Quality section of this report on page 35.

Fee Revenue
Fee revenue for the three and nine months ended September 30, 2009 was $15.7 million and $53.0 million, respectively. Fee revenue for the nine months ended September 30, 2009 includes an $11.4 million gain on the acquisition of SCB. Excluding the gain on acquisition, operating fee revenue was $15.7 million and $41.6 million, respectively, for the third quarter and first nine months of 2009, increasing $2.6 million, or 19%, and decreasing $856,000, or 2%, respectively, from the same periods in 2008.
The following table presents the components of fee revenue for the third quarters of 2009 and 2008, and the first nine months of 2009 and 2008.
Table 5 — Fee Revenue
(dollars in thousands)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2009	2008	Change	2009	2008	Change

Service charges and fees	$8,138	$8,171	—%	$22,729	$23,941	(5)%
Mortgage loan and related fees	1,832	1,410	30	7,308	5,575	31
Consulting fees	2,282	1,727	32	5,048	5,786	(13)
Brokerage fees	456	905	(50)	1,642	2,812	(42)
Securities gains, net	1,149	120		741	477
Other	1,814	788	130	4,099	3,832	7

Operating fee revenue	15,671	13,121	19	41,567	42,423	(2)
Gain from acquisition	—	—		11,390	—

Total fee revenue	$15,671	$13,121	19	$52,957	$42,423	25

Service charges and fees of $8.1 million were level with the third quarter of 2008. For the first nine months of 2009, service charges and fees of $22.7 million were down $1.2 million, or 5%, from the same period in 2008. This decrease was primarily due to a lower volume of overdraft fees.
Mortgage loans and related fees for the third quarter and first nine months of 2009, were up $422,000, or 30%, and $1.7 million, or 31%, respectively, from the same periods in 2008. The increase is due to a significant increase in the level of refinancing activity as mortgage rates fell to historical lows. In the third quarter of 2009, United closed 610 loans totaling $97 million compared with 492 loans totaling $84 million in the third quarter of 2008. Mortgage production for the first nine months of 2009 was 2,614 closed loans totaling $439 million, which compared very favorably with 1,706 loans totaling $296 million for the same period in 2008. Substantially all originated residential mortgages were sold into the secondary market including the right to service these loans.
Consulting fees increased $555,000, or 32%, compared to the third quarter of 2008. Much of the increase was a result of strong demand for regulatory compliance assistance services. For the first nine months of 2009, consulting fees were down $738,000, or 13%, compared with the first nine months of 2008. This year-to-date decrease is a direct result of the current economic stress affecting the financial services industry which has led to limited sales of new consulting projects. During the last half of 2008 and the first quarter of 2009 several consultants were engaged in United’s internal project to improve financial performance through revenue enhancement and cost savings initiatives. This project allowed Brintech to maintain the consultants’ productivity while providing a valuable service to United; however, these services do not result in the recognition of consolidated consulting fee revenue for financial reporting purposes since the services were performed by a wholly-owned subsidiary.
Brokerage fees of $456,000 were down $449,000, or 50%, from the third quarter of 2008 due to the continuing weak market conditions. Year-to-date brokerage fees were down $1.2 million, or 42%, from the same period in 2008.
The net securities gains of $741,000 for the first nine months of 2009 include a charge of $743,000 for the impairment of an equity investment in Silverton Bank, NA, a financial institution that failed during the second quarter. United wrote off its entire investment in Silverton.
The gain from acquisition recorded in the first nine months of 2009 resulted from the SCB acquisition which was accounted for as a bargain purchase. In this bargain purchase, the fair values of the net assets and liabilities received from the acquisition exceeded the purchase price of those assets and liabilities. With the SCB acquisition, United received assets, including a cash payment from the FDIC, with an estimated fair value of $378.2 million and liabilities with an estimated fair value of $366.8 million. The difference between the assets received and liabilities assumed of $11.4 million resulted in a gain from the acquisition. The fair values are preliminary and are subject to refinement for up to one year after the closing date as information relative to closing date fair values becomes available. Changes to the closing date fair values will result in future adjustments to the gain from the acquisition.

Other fee revenue of $1.8 million increased $1.0 million, or 130%, from the third quarter of 2008. The increase was due to higher earnings on deferred compensation plan assets and Bank Owned Life Insurance (“BOLI”) assets. Year-to-date, other fee revenue decreased $267,000, or 7%, from the first nine months of 2008 primarily due to lower earnings on BOLI assets. In the second half of 2008 and through the first quarter of 2009, United’s BOLI assets were held in money market funds that yielded nominal earnings on the cash surrender value due to a dispute with the carrier that was settled early in the second quarter of 2009.
Operating Expenses
Operating expenses excluding non-recurring items for the third quarter of 2009 were $53.6 million, down $3.4 million, or 6%, from third quarter 2008. For the nine months ended September 30, 2009, total operating expenses excluding non-recurring items were $161.5 million, up $7.3 million, or 5%, from the same period in 2008. Non-recurring charges include $25 million for goodwill impairment in the third quarter and $95 million for goodwill impairment and $2.9 million in severance costs for the first nine months of 2009. Including those non-recurring charges, operating expenses for the third quarter and first nine months of 2009 were $78.6 million and $259.4 million, respectively.
The following table presents the components of operating expenses for the three and nine months ended September 30, 2009 and 2008.
Table 6 — Operating Expenses
(dollars in thousands)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2009	2008	Change	2009	2008	Change

Salaries and employee benefits	$25,881	$28,626	(10)%	$82,778	$86,133	(4)%
Communications and equipment	3,732	3,909	(5)	11,106	11,593	(4)
Occupancy	4,098	3,905	5	11,758	11,325	4
Advertising and public relations	887	1,399	(37)	3,187	4,759	(33)
Postage, printing and supplies	1,277	1,493	(14)	3,753	4,533	(17)
Professional fees	2,255	1,596	41	7,354	5,196	42
Foreclosed property	7,918	10,109	(22)	17,974	13,872	30
FDIC assessments and other regulatory charges	2,801	1,509	86	12,293	4,040	204
Amortization of intangibles	813	752	8	2,291	2,264	1
Other	3,944	3,672	7	9,029	10,545	(14)

Operating expenses, excluding non-recurring items	53,606	56,970	(6)	161,523	154,260	5
Goodwill impairment	25,000	—		95,000	—
Severance costs	—	—		2,898	—

Total operating expenses	$78,606	$56,970	38	$259,421	$154,260	68

Salaries and employee benefits for the third quarter 2009 totaled $25.9 million, down $2.7 million, or 10%, from the same period of 2008. For the first nine months of 2009, salaries and employee benefits of $82.8 million were down $3.4 million, or 4%, from the first nine months of 2008. As a result of United’s reduction in workforce, employee salaries decreased approximately $1 million from the third quarter of 2008. A decrease in annual incentives contributed $1.1 million to the decrease and lower group medical insurance costs resulting from the lower headcount and plan modifications contributed approximately $700,000 to the decrease. Through the reduction in workforce, United reduced headcount from 1,994 employees at December 31, 2008 to 1,867 at September 30, 2009, which includes 54 employees added through the second quarter acquisition of SCB.
Advertising and public relations expense of $887,000 for the third quarter of 2009 was down $512,000, or 37%, and year-to-date expense of $3.2 million was down $1.6 million, or 33%, as United controlled discretionary spending.
Professional fees for the third quarter of 2009 of $2.3 million were up $659,000, or 41%, from the same period in 2008. Year-to-date professional fees of $7.4 million were up $2.2 million, or 30%, over the same period in 2008. The increase is primarily related to legal fees incurred in the loan workout and foreclosure process.
Foreclosed property expense of $7.9 million for the third quarter of 2009 was down $2.2 million from the third quarter of 2008. Foreclosed property expenses have remained elevated throughout the weak economic cycle. For the first nine months of 2009, foreclosed property expense of $18.0 million was up $4.1 million over the first nine months of 2008. This expense category includes legal fees, property taxes, marketing costs, utility services, maintenance and repair charges as well as realized losses and write downs associated with foreclosed properties. Realized losses and write-downs were $4.1 million and $8.5 million for the three- and nine-months ended September 30, 2009, compared to $8.3 million and $10.4 million, respectively for 2008.

FDIC assessments and other regulatory charges of $2.8 million and $12.3 million for the third quarter and first nine months of 2009, increased $1.3 million and $8.3 million, respectively, from the third quarter and first nine months of 2008 reflecting both the increase in FDIC insurance premiums and a $3.7 million provision for the one time special assessment charged to all depository institutions that was accrued in the second quarter of 2009.
Other expense of $3.9 million for the third quarter of 2009 increased $272,000 from the third quarter of 2008. Year-to-date, other expenses of $9.0 million decreased $1.5 million from the first nine months of 2008. The year-to-date decrease was the result of an accrual in fourth quarter 2008 for $2.4 million related to a disputed charge from the transfer of BOLI investments. The disputed charge was settled in United’s favor during the second quarter of 2009 and the charge was reversed thereby reducing other expense.
Income Taxes
Income tax benefit for the third quarter 2009 was $26.8 million as compared with an income tax benefit of $21.8 million for the third quarter of 2008, representing an effective tax rate of 28.1% and 35.3%, respectively. For the first nine months of 2009, income tax benefit was $58.2 million as compared with an income tax benefit of $9.0 million for the same period in 2008, representing an effective tax rate of 23.6% and 35.0%, respectively. The effective tax rates were different from the statutory tax rates primarily due to interest revenue on certain investment securities and loans that are exempt from income taxes, tax exempt fee revenue, tax credits received on affordable housing investments, goodwill impairment charges and the change in valuation allowance on deferred tax assets as discussed below.
The year-to-date effective tax rate for 2009 also reflects a decision by management to reinstate certain BOLI policies which United had surrendered in the third quarter of 2008. United notified the carrier of its intent to surrender the policies in the fourth quarter of 2008 due to a dispute with the carrier. The policies required a six month waiting period before the surrender became effective. Prior to the expiration of the six month waiting period, United and the carrier were able to reach an acceptable settlement of the dispute and the surrender transaction was terminated. The tax charge recorded in 2008 was reversed during the second quarter of 2009.
The effective tax rate for the third quarter and first nine months of 2009 also reflects the tax treatment of the $25 million and $95 million goodwill impairment charges. Since the majority of United’s goodwill originated from acquisitions that were treated as tax-free exchanges, no goodwill was recognized for tax reporting purposes and therefore no tax deduction is allowed for the impairment charge. Likewise, no tax benefit is recognized in the financial statements relating to the goodwill impairment charges. The year-to-date 2009 effective tax rate also reflects a valuation allowance established for deferred tax assets. Management determined that it is more likely than not that approximately $3.9 million, net of Federal benefit, in prior year state low income housing tax credits will expire unused due to their very short three year carry forward period. Absent the goodwill impairment charges, the BOLI transactions and the valuation allowance on deferred tax assets, United’s effective tax rate for the third quarter and first nine months of 2009 would have been approximately 38%.
At September 30, 2009, United had net deferred tax assets of $33.8 million, including a valuation allowance of $3.9 million related to state tax credits that are expected to expire unused. Accounting Standards Codification Topic 740, Income Taxes, requires that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. United’s management considers both positive and negative evidence and analyzes changes in near-term market conditions as well as other factors which may impact future operating results. In making such judgments, significant weight is given to evidence that can be objectively verified. At September 30, 2009, United’s management believes that it is more likely than not that, with the exception of those state tax credits that are expected to expire unused due to a relatively short carryforward period of only three years, it will be able to realize its deferred tax benefits through its ability to carry losses forward to future profitable years. Despite recent losses and the challenging economic environment, United has a history of strong earnings, is well-capitalized, and has cautiously optimistic expectations regarding future taxable income. The deferred tax assets will be analyzed quarterly for changes affecting realizability, and there can be no guarantee that a valuation allowance will not be necessary in future periods.
Additional information regarding income taxes can be found in Note 14 to the consolidated financial statements filed with United’s 2008 Form 10-K.
Balance Sheet Review
Total assets at September 30, 2009 and 2008 were $8.4 billion and $8.1 billion, respectively. Average total assets for the third quarter of 2009 were $8.2 billion, level with $8.2 billion in the third quarter of 2008.
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

During the first quarter of 2009, United’s stock price fell from $13.58 at December 31, 2008 to a low of $2.28 in the first quarter and ended the first quarter of 2009 at $4.16 which management believes reflected uncertainty about the economic cycle. Additionally, the stock prices of the peer group used as part of the valuation analysis in the year-end goodwill impairment assessment experienced similar declines. The current economic environment has resulted in lower earnings with higher credit costs and those costs have been reflected in the income statement as well as valuation adjustments to the loan balances through increases to the level of the allowance for loan losses. With the stock price trading at a significant discount to book value and tangible book value and these other factors, management believed that goodwill should be re-assessed for impairment in the first quarter of 2009.
Although conditions in the second quarter did not lead management to believe at the time that further impairment existed, United’s financial condition and credit losses continued to deteriorate into the third quarter of 2009. Although some credit deterioration was expected at the time the first quarter impairment assessment was performed, conditions continued to weaken beyond earlier expectations and the rising level of nonperforming loans and credit losses led management to believe that further impairment might exist and another interim test was warranted in the third quarter of 2009.
In performing the first and third quarter assessment, United engaged the same third party valuation firm used to assist with the annual goodwill impairment assessment. The interim assessment in the first quarter was performed using a consistent approach with the annual assessment in the fourth quarter. The first step (Step 1) of the goodwill impairment analysis was to determine if the fair value of United exceeded the book value of equity, which would imply that goodwill is not impaired. The Step 1 analysis included three commonly used valuation techniques including an earnings approach that considered discounted future expected cash earnings and two market approaches. The first market approach was the guideline public company method that considered United’s implied value by comparing United to a select peer group of public companies and their current market valuation and the second market approach was the merger and acquisition method that considered the amount an acquiring company might be willing to pay to gain control of United based on recent merger and acquisition activity.
At December 31, 2008, United’s Step 1 analysis indicated that the fair value of United exceeded book value. All three valuation techniques used in Step 1 of the interim assessments in the first and third quarters showed a decline in value from the annual assessment performed at year-end due to deteriorating market conditions in the financial services industry and a decline in United’s internal earnings forecast related to further credit quality deterioration. The Step 1 analysis performed in the first and third quarters indicated that the estimated fair value of United had fallen below its book value.
The declining valuation determined in Step 1 led to Step 2 of the goodwill impairment assessment which required United to determine the fair value of all assets and liabilities, including separately identifiable intangible assets, and determine the implied goodwill as the difference between the value of United determined in Step 1 and the value of the underlying assets and liabilities determined in Step 2. In the first quarter, the implied value of goodwill resulting from the Step 2 analysis was $70 million less than the carrying amount of goodwill which led to the $70 million charge to earnings. In the third quarter the implied value of goodwill fell further leading to an additional charge of $25 million.
There are a number of valuation assumptions required to determine the value of the assets and liabilities. The most significant assumption in determining the estimated fair value of United as a whole and the amount of any resulting impairment was the discount rate used in discounted cash flows valuation method. The discount rate selected was 15% which considered a risk-free rate of return that was adjusted for the industry median beta, equity risk and size premiums, and a company-specific risk premium.
An increase in the discount rate of one percentage point would result in a decrease in the estimated value of United of approximately $30 million which would mean an increase in goodwill impairment by that amount. A decrease of one percentage point would result in an increase in the estimated value of United of approximately $36 million which would mean a decrease in the amount of goodwill impairment in the same amount.
Other significant assumptions relate to the value of the loan portfolio. Those assumptions included estimates of cash flows on non-performing loans and probability of default rates and loss on default rates for performing loans. Changes in those assumptions, or any other significant assumptions, could have a significant impact on the results of the goodwill impairment assessment and result in future impairment charges.
United will perform its annual goodwill impairment assessment in the fourth quarter. Events and conditions that could lead to further goodwill impairment include, among other things, changes in the long-term risk free interest rate or any of the risk premium assumptions used to compile the discount rate for the discounted cash flows valuation method used in Step 1, changes in stock price valuations for United or the selected peer group of banks used to determine United’s value under the guideline public companies method or further deterioration in United’s financial performance or outlook for future financial performance.
Because goodwill is an intangible asset that cannot be sold separately or otherwise disposed of, it is not recognized in determining capital adequacy for regulatory purposes. Therefore the goodwill impairment charge in the first and third quarters had no effect on United’s regulatory capital ratios.

Loans
The following table presents a summary of the loan portfolio.
Table 7 — Loans Outstanding (excludes loans covered by loss share agreement)
(dollars in thousands)

	September 30,	December 31,	September 30,
	2009	2008	2008
By Loan Type
Commercial (secured by real estate)	$1,787,444	$1,626,966	$1,603,651
Commercial construction	379,782	499,663	508,832
Commercial (commercial and industrial)	402,609	410,529	425,052

Total commercial	2,569,835	2,537,158	2,537,535
Residential construction	1,184,916	1,478,679	1,595,981
Residential mortgage	1,460,917	1,526,388	1,528,499
Installment	147,021	162,636	167,922

Total loans	$5,362,689	$5,704,861	$5,829,937

As a percentage of total loans:
Commercial (secured by real estate)	33%	29%	28%
Commercial construction	7	8	9
Commercial (commercial and industrial)	8	7	7

Total commercial	48	44	44
Residential construction	22	26	27
Residential mortgage	27	27	26
Installment	3	3	3

Total	100%	100%	100%

By Geographic Location
Atlanta MSA	$1,525,680	$1,705,561	$1,800,041
Gainesville MSA	401,642	420,169	426,050
North Georgia	1,941,643	2,040,082	2,066,163
Western North Carolina	785,874	809,863	815,280
Coastal Georgia	440,586	463,642	457,710
East Tennessee	267,264	265,544	264,693

Total loans	$5,362,689	$5,704,861	$5,829,937

Substantially all of United’s loans are to customers located in the immediate market areas of its community banks in Georgia, North Carolina, and Tennessee. At September 30, 2009, total loans, excluding loans acquired from Southern Community Bank that are covered by loss sharing agreements with the FDIC, were $5.4 billion, a decrease of $467 million, or 8%, from September 30, 2008. The rate of loan growth began to decline in the first quarter of 2007 and, except for commercial real estate loans, the balances have continued to decline through 2008 and into 2009. The decrease in the loan portfolio was primarily due to deterioration in the residential construction and housing markets. This deterioration resulted in part in an oversupply of lot inventory, houses and land within United’s markets, which further slowed construction activities and acquisition and development projects. To date, the decline in the housing market has been most severe in the Atlanta MSA although there has been some migration of deterioration into United’s other markets.
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
Table 8 — Performing Substandard Loans
(dollars in thousands)

	September 30,	June 30,	March 31,	December 31,	September 30,
	2009	2009	2009	2008	2008

Commercial (sec. by RE)	$93,454	$69,657	$65,211	$43,228	$33,574
Commercial construction	50,888	36,316	31,733	15,552	16,603
Commercial & industrial	34,491	11,814	14,931	20,694	22,497

Total commercial	178,833	117,787	111,875	79,474	72,674
Residential construction	207,711	148,094	138,353	159,963	184,589
Residential mortgage	83,504	71,959	62,374	51,291	44,724
Installment	3,199	3,466	3,222	3,052	2,012

Total	$473,247	$341,306	$315,824	$293,780	$303,999

At September 30, 2009, performing substandard loans totaled $473.2 million and increased $131.9 million from the prior quarter-end, $179.5 million from year-end 2008, and $169.2 million from a year ago. Residential construction loans, particularly in Atlanta, have represented the largest proportion of both performing substandard and nonperforming loans. Over the past three quarters, the rate of increase in substandard residential construction loans had slowed and the balances had leveled off before increasing in the third quarter. The increase in the third quarter is primarily the result of a decision to reclassify most residential construction loans with interest reserves as substandard from the watch classification.
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

The following table presents a summary of the changes in the allowance for loan losses for the three and nine months ended September 30, 2009 and 2008.
Table 9 — Allowance for Loan Losses
(in thousands)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2009		2008	2009		2008
Balance beginning of period	$145,678		$91,035	$122,271		$89,423
Provision for loan losses	95,000		76,000	220,000		99,000
Charge-offs:
Commercial (secured by real estate)	10,584		257	17,438		1,379
Commercial construction	4,380		225	5,191		350
Commercial (commercial and industrial)	3,094		1,025	9,279		1,759
Residential construction	67,916		50,305	150,528		65,467
Residential mortgage	5,132		3,359	11,832		7,031
Installment	1,466		801	3,373		2,138

Total loans charged-off	92,572		55,972	197,641		78,124

Recoveries:
Commercial (secured by real estate)	16		—	58		68
Commercial construction	11		—	12		—
Commercial (commercial and industrial)	1,302		7	3,507		39
Residential construction	396		77	1,006		231
Residential mortgage	81		27	272		112
Installment	275		125	702		550

Total recoveries	2,081		236	5,557		1,000

Net charge-offs	90,491		55,736	192,084		77,124

Balance end of period	$150,187		$111,299	$150,187		$111,299

Total loans:
At period-end	$5,362,689		$5,829,937	$5,362,689		$5,829,937
Average	5,565,498		5,889,168	5,612,202		5,926,731

Allowance as a percentage of period-end loans	2.80%		1.91%	2.80%		1.91%

As a percentage of average loans:
Net charge-offs	6.45		3.77	4.58		1.74
Provision for loan losses	6.77		5.13	5.24		2.23

Allowance as a percentage of non-performing loans	49	*	80	49	*	80

*	Excluding impaired loans with no allocated reserve, the coverage ratio was 149% at September 30, 2009.
Management believes that the allowance for loan losses at September 30, 2009 reflects the losses inherent in the loan portfolio. This assessment involves uncertainty and judgment; therefore, the adequacy of the allowance for loan losses cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require adjustments to the provision for loan losses in future periods if, in their opinion, the results of their review warrant such additions.

Non-performing Assets
The table below summarizes non-performing assets, excluding assets covered by the loss-sharing agreement with the FDIC. These assets have been excluded from the review of non-performing assets, as the loss-sharing agreement with the FDIC and purchase price adjustments to reflect credit losses effectively eliminate the likelihood of recognizing any losses on the covered assets.
Table 10 — Non-Performing Assets
(dollars in thousands)

	September 30,	December 31,	September 30,
	2009	2008	2008
Non-accrual loans	$304,381	$190,723	$139,266
Loans past due 90 days or more and still accruing	—	—	—

Total non-performing loans	304,381	190,723	139,266
OREO	110,610	59,768	38,438

Total non-performing assets	$414,991	$250,491	$177,704

Non-performing loans as a percentage of total loans	5.68%	3.34%	2.39%
Non-performing assets as a percentage of total loans and OREO	7.58	4.35	3.03
Non-performing assets as a percentage of total assets	4.91	2.92	2.19
Non-performing loans totaled $304.4 million, compared with $190.7 million at December 31, 2008 and $139.3 million at September 30, 2008. The ratio of non-performing loans to total loans increased substantially from September 30, 2008 and December 31, 2008 reflecting continued deterioration in United’s residential construction and development portfolio primarily in the Atlanta MSA and deterioration in other loan types and markets. Non-performing assets, which include non-performing loans and foreclosed real estate, totaled $415.0 million at September 30, 2009, compared with $250.5 million at December 31, 2008 and $177.7 million at September 30, 2008. United’s position throughout the recession has been to actively and aggressively work to dispose of problem assets quickly.
The following table summarizes non-performing assets by category and market. As with Tables 7, 8 and 10, assets covered by the loss-sharing agreement with the FDIC, related to the acquisition of SCB, are excluded from this table.
Table 11 — Non-Performing Assets (“NPAs”) by Category and Market
(dollars in thousands)

	September 30, 2009			December 31, 2008			September 30, 2008
	Non-			Non-			Non-
	Performing		Total	Performing		Total	Performing		Total
	Loans	OREO	NPAs	Loans	OREO	NPAs	Loans	OREO	NPAs
NPAs BY CATEGORY
Commercial (sec. by RE)	$38,379	$12,566	$50,945	$15,188	$2,427	$17,615	$9,961	$854	$10,815
Commercial construction	38,505	5,543	44,048	1,513	2,333	3,846	2,924	375	3,299
Commercial & industrial	3,794	—	3,794	1,920	—	1,920	1,556	—	1,556

Total commercial	80,678	18,109	98,787	18,621	4,760	23,381	14,441	1,229	15,670
Residential construction	171,027	79,045	250,072	144,836	48,572	193,408	102,095	32,453	134,548
Residential mortgage	50,626	13,456	64,082	25,574	6,436	32,010	21,335	4,756	26,091
Consumer / installment	2,050	—	2,050	1,692	—	1,692	1,395	—	1,395

Total NPAs	$304,381	$110,610	$414,991	$190,723	$59,768	$250,491	$139,266	$38,438	$177,704

NPAs BY MARKET
Atlanta MSA	$120,599	$54,670	$175,269	$105,476	$42,336	$147,812	$80,805	$27,011	$107,816
Gainesville MSA	12,916	8,429	21,345	16,208	1,110	17,318	15,105	648	15,753
North Georgia	96,373	36,718	133,091	31,631	12,785	44,416	20,812	8,337	29,149
Western North Carolina	25,775	5,918	31,693	18,509	2,986	21,495	13,432	1,509	14,941
Coastal Georgia	38,414	3,045	41,459	11,863	138	12,001	3,682	601	4,283
East Tennessee	10,304	1,830	12,134	7,036	413	7,449	5,430	332	5,762

Total NPAs	$304,381	$110,610	$414,991	$190,723	$59,768	$250,491	$139,266	$38,438	$177,704

Non-performing assets in the residential construction category were $250.1 million at September 30, 2009, compared with $134.5 million at September 30, 2008, an increase of $115.6 million, or 86%. Other categories of non-performing assets have also experienced significant increases, with commercial non-performing assets of $98.9 million, up $83.1 million over the prior year, and residential non-performing assets of $64.1 million, up $38.0 million from September 30, 2008. As described previously, the majority of the increase in non-performing assets has been in the Atlanta MSA, where non-performing assets of $175.3 million are up $67.5 million, or 63%, over September 30, 2008. United’s north Georgia market has also seen a significant increase. Non-performing assets in the north Georgia market at September 30, 2009 were $133.1 million, compared with $29.1 million at the end of the third quarter of 2008. The increase in nonperforming loans in the coastal Georgia market was primarily due to one large commercial relationship that was placed on non-accrual.
At September 30, 2009, December 31, 2008 and September 30, 2008 there were $238.2 million, $142.3 million and $94.0 million, respectively, of loans classified as impaired. Of these, $203.8 million, $92.6 million and $42.4 million, respectively, did not have a specific reserve allocated. At September 30, 2009 $34.5 million had specific reserves allocated totaling $8.2 million. At December 31, 2008, $49.7 million had specific reserves allocated totaling $15.7 million. At September 30, 2008, $51.6 million had specific reserves allocated totaling $17.2 million. The average recorded investment in impaired loans for the quarters ended September 30, 2009 and 2008 was $244.1 million and $100.6 million, respectively. There was no interest revenue recognized on loans while they were impaired for the first nine months of 2009 or 2008.
The table below summarizes activity related to OREO for the three and nine months ended September 30, 2009. Assets covered by the loss sharing agreement with the FDIC, related to the acquisition of SCB, are excluded from this table.
Table 12 — OREO Rollforward
(dollars in thousands)

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2009	2009

Beginning balance	$104,754	$59,768

Foreclosures transferred in	56,624	159,783
Capital costs added	579	3,355
Proceeds from sales	(47,240)	(103,991)
Write downs	(1,906)	(6,795)
Losses from sales	(2,201)	(1,510)

Ending balance	$110,610	$110,610

OREO is initially recorded at fair value, less cost to sell. If the fair value, less cost to sell at the time of foreclosure, is less than the loan balance, the deficiency is charged against the allowance for loan losses. If the fair value, less cost to sell, of the OREO decreases during the holding period, a valuation allowance is established with a charge to foreclosed property costs. When the OREO is sold, a gain or loss is recognized on the sale for the difference between the sales proceeds and the carrying amount of the property. Financed sales of OREO are accounted for in accordance with Accounting Standards Codification, Topic 360, Subtopic 20, Real Estate Sales (“ASC 360-20”). For the third quarter and first nine months of 2009, United transferred foreclosures into OREO of $56.6 million and $159.8 million, respectively. During the same periods, proceeds from sales of OREO were $47.2 million and $104.0 million, respectively.
Investment Securities
The composition of the investment securities portfolio reflects United’s investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of revenue. The investment securities portfolio also provides a balance to interest rate risk and credit risk in other categories of the balance sheet while providing a vehicle for the investment of available funds, furnishing liquidity, and supplying securities to pledge as required collateral for certain deposits. Total investment securities available for sale at quarter-end increased $131.7 million from a year ago. At September 30, 2009 and 2008, the securities portfolio represented approximately 18% and 17% of total assets, respectively.
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

Deposits
Total deposits as of September 30, 2009 were $6.8 billion, an increase of $132 million, or 2%, from September 30, 2008. Total non-interest-bearing demand deposit accounts of $703.1 million increased $22.9 million, or 3%, and NOW, money market and savings accounts of $2.2 billion increased $219 million, or 11%. The increase was primarily in money market deposits as customers sought higher yields without the time commitment of certificates of deposit. Since December 31, 2008, United has seen increases in balances of non-interest bearing-demand, money market and savings balances as a result of internal efforts to raise core deposits.
Total time deposits, excluding brokered deposits, as of September 30, 2009 were $3.1 billion, down $205 million from September 30, 2008. Time deposits less than $100,000 totaled $1.9 billion, an increase of $39.8 million, or 2%, from a year ago. The acquisition of SCB added approximately $108 million, therefore time deposits less than $100,000 decreased approximately $68 million absent the acquisition. Time deposits of $100,000 and greater, totaled $1.2 billion as of September 30, 2009, a decrease of $244 million, or 16%, from September 30, 2008. During the second quarter of 2008, United made a decision to actively pursue time deposits by offering a 15 month certificate of deposit at an attractive rate, in order to increase liquidity. The program was successful in adding over $400 million of customer deposits. Those certificates of deposit matured in the third quarter of 2009 and United did not offer a special rate upon their maturity. Approximately half of the certificates of deposit that were part of the 15-month special renewed at standard rates in effect at the time of renewal. The other half left the bank, accounting for most of the decline in the balance of certificates of deposit from a year ago. United also utilizes “brokered” time deposits, issued in certificates of less than $100,000, as an alternate source of cost-effective funding. Brokered time deposits as of September 30, 2009 were $840 million, compared with $745 million at September 30, 2008.
Wholesale Funding
The Bank is a shareholder in the Federal Home Loan Bank (“FHLB”) of Atlanta. Through this affiliation, FHLB secured advances totaled $314.7 million and $285.4 million as of September 30, 2009 and 2008, respectively. United anticipates continued use of this short- and long-term source of funds. FHLB advances outstanding at September 30, 2009 had both fixed and floating interest rates from .44% to 4.49%. Additional information regarding FHLB advances, is provided in Note 10 to the consolidated financial statements included in United’s 2008 Form 10-K.
At September 30, 2009, United had $102 million in Federal funds purchased, repurchase agreements, and other short-term borrowings outstanding, compared to $120 million outstanding at September 30, 2008. United takes advantage of these additional sources of liquidity when rates are favorable compared to other forms of short-term borrowings, such as FHLB advances and brokered deposits.
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
United’s policy is based on the 12-month impact on net interest revenue of interest rate ramps that increase 200 basis points and decrease 200 basis points from the flat-rate scenario. In the ramp scenarios, rates change 25 basis points per month over the initial eight months. The policy limits the change in net interest revenue over the next 12 months to a 10% decrease in either scenario. Historically low rates on September 30, 2009 made use of the down 200 basis point scenario problematic. At September 30, 2009 United’s simulation model indicated that a 200 basis point increase in rates over the next twelve months would cause an approximate 1.61% increase in net interest revenue and a 25 basis point decrease in rates over the next twelve months would cause an approximate .74% decrease in net interest revenue. The shift to a liability sensitive position is primarily due to the inclusion of floors in most new floating rate loans which causes the balance sheet to be liability sensitive for the first 200 basis point increase in rates. United began a program of terminating some of its receive-fixed swaps that were hedging prime-based cash flows in order to neutralize the impact on interest sensitivity of embedding floors in new loans. This program was still ongoing as of September 30, 2009.

In order to manage its interest rate sensitivity, United uses off-balance sheet contracts that are considered derivative financial instruments. Derivative financial instruments can be a cost and capital effective means of modifying the repricing characteristics of on-balance sheet assets and liabilities. At September 30, 2009, United was a party to interest rate swap contracts under which it pays a variable rate and receives a fixed rate, and interest rate floor contracts in which United pays a premium to a counterparty who agrees to pay United the difference between a variable rate and a strike rate if the variable rate falls below the strike rate.
The following table presents the interest rate derivative contracts outstanding.
Table 13 — Derivative Financial Instruments
As of September 30, 2009 (dollars in thousands)

		Rate
	Notional	Received /
Type/Maturity	Amount	Floor Rate	Rate Paid	Fair Value (5)

Fair Value Hedges:
LIBOR Swaps (Brokered CDs)
August 27, 2010 (1)	$50,000	4.30	1.32	$1,222
September 22, 2010 (2)	50,000	4.25	1.49	1,190
September 30, 2010 (1)	95,000	4.25	1.32	2,458

Total Fair Value Hedges	195,000	4.26	1.36	4,870

Cash Flow Hedges:
Prime Swaps (Prime Loans) (3)
July 22, 2013	75,000	6.88	3.25	5,372
July 25, 2013	25,000	6.91	3.25	1,815

Total	100,000	6.89	3.25	7,187

Prime Floors (Prime Loans) (4)
November 1, 2009	75,000	8.75		387
February 4, 2010	100,000	8.75		1,986

Total	175,000			2,373

Total Cash Flow Hedges	275,000			9,560

Total Derivative Contracts	$470,000			$14,430

(1)	Rate Paid equals 1-Month LIBOR plus 1.075.

(2)	Rate Paid equals 1-Month LIBOR plus 1.2435.

(3)	Rate Paid equals Prime rate as of September 30, 2009.

(4)	Floor contracts receive cash payments equal to the floor rate less the prime rate.

(5)	Excludes accrued interest.
United’s derivative financial instruments are classified as either cash flow or fair value hedges. The change in fair value of cash flow hedges is recognized in other comprehensive income. Fair value hedges recognize currently in earnings both the effect of the change in the fair value of the derivative financial instrument and the offsetting effect of the change in fair value of the hedged asset or liability associated with the particular risk of that asset or liability being hedged. At September 30, 2009, United had interest rate swap contracts in which United receives a fixed rate and pays a floating rate based on the prime interest rate with a total notional amount of $100 million that were designated as cash flow hedges of prime-based loans. United had interest rate floor contracts with a total notional amount of $175 million and a remaining unamortized premium balance of $357,000 that were also designated as cash flow hedges of prime-based loans. United also had swap contracts in which United receives a fixed rate and pays a floating rate based on LIBOR with a total notional amount of $195 million that were accounted for as fair value hedges of brokered deposits.
From time to time, United will terminate swap or floor positions when conditions change and the position is no longer necessary to manage United’s overall sensitivity to changes in interest rates. In those situations where the terminated swap or floor was in an effective hedging relationship at the time of termination and the hedging relationship is expected to remain effective throughout the original term of the swap or floor, the resulting gain or loss at the time of termination is amortized over the remaining life of the original contract. For swap contracts, the gain or loss is amortized over the remaining original contract term using the straight line method of amortization. For floor contracts, the gain or loss is amortized over the remaining original contract term based on the original floorlet schedule. At September 30, 2009, United had $34.1 million in gains from terminated derivative positions included in Other Comprehensive Income that will be amortized into earnings over their remaining original contract terms.

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
The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and the maturities and sales of securities. Mortgage loans held for sale totaled $20.5 million at September 30, 2009, and typically turn over every 45 days as the closed loans are sold to investors in the secondary market.
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
United had sufficient qualifying collateral to increase FHLB advances by $811.5 billion at September 30, 2009. United’s internal policy limits brokered deposits to 25% of total assets. At September 30, 2009, United had the capacity to increase brokered deposits by $1.3 billion and still remain within this limit. Also, United had sufficient qualifying assets pledged to the Federal Reserve under the Term Auction Facility, Term Investment Option and Discount Window to increase short-term borrowings by $490 million.
As disclosed in United’s consolidated statement of cash flows, net cash provided by operating activities was $156.7 million for the nine months ended September 30, 2009. The net loss of $188.5 million for the nine-month period included non-cash expenses for provision for loan losses of $220 million and goodwill impairment of $95 million. Net cash provided by investing activities of $287.6 million consisted primarily of cash received from sales, maturities and calls of securities of $805.2 million that was partially reinvested in the securities portfolio through $678.9 million in securities purchases, proceeds from the sale of other real estate of $104.0 million and net cash received from the acquisition of SCB of $63.6 million. Net cash used by financing activities of $266.2 million consisted primarily of a net decrease of $489.9 million in deposits. This was offset by the $210.9 million net proceeds from the issuance of common stock.
Capital Resources and Dividends
Shareholders’ equity at September 30, 2009 was $1.0 billion, an increase of $17.3 million from December 31, 2008. The common stock sold late in the third quarter resulted in an increase in shareholders’ equity of $210.9 million. This was offset by the net loss of $188.5 million which included the non-cash goodwill impairment charges in the third and first quarters totaling $95 million. Accumulated other comprehensive income is not included in the calculation of regulatory capital adequacy ratios. Excluding the change in the accumulated other comprehensive income, shareholders’ equity increased $20.2 million from December 31, 2008. In order to preserve capital, United’s board of directors declared 1 for 130 stock dividends during the first three quarters of 2009 in lieu of a cash dividend on the outstanding common shares. United reported $6.8 million in dividends on Series A and Series B preferred stock in the first nine months of 2009. United recognizes that cash dividends are an important component of shareholder value, and therefore, intends to provide for cash dividends when earnings, capital levels and other factors permit.

United’s common stock trades on the Nasdaq Global Select Market under the symbol “UCBI”. Below is a quarterly schedule of high, low and closing stock prices and average daily volume for 2009 and 2008.
Table 14 — Stock Price Information

	2009				2008
				Avg Daily				Avg Daily
	High	Low	Close	Volume	High	Low	Close	Volume

First quarter	$13.87	$2.28	$4.16	524,492	$20.80	$13.38	$16.98	441,659
Second quarter	9.30	4.01	5.99	244,037	18.51	8.51	8.53	464,566
Third quarter	8.00	4.80	5.00	525,369	19.05	7.58	13.26	359,971
Fourth quarter					15.82	9.25	13.58	319,534
The following table presents the quarterly cash and stock dividends declared in 2009 and 2008 and the respective cash dividend payout ratios as a percentage of basic operating earnings per share.
Table 13 — Dividend Payout Information

	2009				2008
	Cash	Stock	Payout		Cash	Stock	Payout
	Dividend	Dividend	Ratio		Dividend	Dividend	Ratio
First quarter	$—	1 for 130	NA	%	$.09	—	26%
Second quarter	—	1 for 130	NA		.09	—	60
Third quarter	—	1 for 130	NA		—	1 for 130	NA
Fourth quarter					—	1 for 130	NA

(1)	Cash dividends are presented as the dollar amount declared per share.

(2)	Stock dividends are presented as the number of new shares issued for shares already owned.

(3)	The payout ratio is presented for cash dividends only.
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

The following table shows United’s capital ratios, as calculated under regulatory guidelines, at September 30, 2009 and 2008.
Table 16 — Capital Ratios
(dollars in thousands)

	Regulatory		United Community Banks, Inc.
	Guidelines		(Consolidated)		United Community Bank
		Well	As of September 30,		As of September 30,
	Minimum	Capitalized	2009	2008	2009	2008

Risk-based ratios:
Tier I capital	4.0%	6.0%	12.80%	8.66%	13.33%	9.15%
Total capital	8.0	10.0	15.37	11.40	15.10	10.90
Leverage ratio	3.0	5.0	9.48	6.69	9.84	6.98

Tier I capital			$754,068	$523,912	$783,591	$556,297
Total capital			905,876	690,202	888,036	662,716
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
Item 3. Quantitative and Qualitative Disclosure About Market Risk
There have been no material changes in United’s quantitative and qualitative disclosures about market risk as of September 30, 2009 from that presented in the Annual Report on Form 10-K for the year ended December 31, 2008. The interest rate sensitivity position at September 30, 2009 is included in management’s discussion and analysis on page 40 of this report.
Item 4. Controls and Procedures
United’s management, including the Chief Executive Officer and Chief Financial Officer, supervised and participated in an evaluation of the company’s disclosure controls and procedures as of September 30, 2009. Based on, and as of the date of that evaluation, United’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective in accumulating and communicating information to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures of that information under the Securities and Exchange Commission’s rules and forms and that the disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports that are filed or submitted by United under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in United’s Form 10-K for the year ended December 31, 2008 and Form 8-K/A filed on September 25, 2009.
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

Date: November 4, 2009

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