Form 10-K
period 2009-12-31
UNITED COMMUNITY BANKS INC
filed 2010-02-26
CIK 857855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

Commission File Number 0-21656
UNITED COMMUNITY BANKS, INC.
(Exact name of registrant as specified in its charter)

Georgia	58-1807304
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
125 Highway 515 East, Blairsville, Georgia	30512
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (706) 781-2265

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $271,707,634 based on shares held by non-affiliates at $5.99 per share, the closing stock price on the Nasdaq stock market on June 30, 2009).

As of January 31, 2010, 94,092,583 shares of common stock were issued and outstanding, including presently exercisable options to acquire 2,465,142 shares, presently exercisable warrants to acquire 1,747,892 shares and 228,703 shares issuable under United Community Banks, Inc.’s deferred compensation plan.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2010 Annual Meeting of Shareholders are incorporated herein into Part III by reference.

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

To emphasize its commitment to community banking, United conducts substantially all of its operations through a community-focused operating model of 27 separate “community banks”, which as of December 31, 2009, operated at 107 locations in north Georgia, the Atlanta, Georgia MSA, the Gainesville, Georgia MSA, coastal Georgia, western North Carolina and east Tennessee.  The community banks offer a full range of retail and corporate banking services, including checking, savings, and time deposit accounts, secured and unsecured loans, wire transfers, brokerage services, and other financial services, and are led by local bank presidents (referred to herein as the “Community Bank Presidents”) and management with significant experience in, and ties to, their communities.  Each of the Community Bank Presidents has authority, alone or with other local officers, to make most credit decisions.

On June 19, 2009, United Community Bank (“UCB” or the “Bank”) purchased substantially all the assets and assumed substantially all the liabilities of Southern Community Bank (“SCB”) from the Federal Deposit Insurance Corporation (“FDIC”), as Receiver of SCB.  The acquisition of SCB added assets and liabilities of $378 million and $367 million, respectively and resulted in a gain of $11.4 million.  The acquisition of SCB added four banking offices in the Atlanta, Georgia MSA. UCB and the FDIC entered loss sharing agreements regarding future losses incurred on loans and foreclosed loan collateral existing at June 19, 2009.  Under the terms of the loss sharing agreements, the FDIC will absorb 80 percent of the losses and share 80 percent of loss recoveries on the first $109 million of losses and absorb 95 percent of losses and share in 95 percent of loss recoveries exceeding $109 million.

In June 2007, United completed the acquisition of Gwinnett Commercial Group, Inc. and its wholly-owned subsidiary First Bank of the South.  The acquisition of Gwinnett Commercial Group added assets and deposits of $809 million and $568 million, respectively, and five banking offices in the Atlanta MSA.

The Bank, through its full-service retail mortgage lending division, United Community Mortgage Services (“UCMS”), is approved as a seller/servicer for Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) and provides fixed and adjustable-rate home mortgages.  During 2009, the Bank originated $524 million of residential mortgage loans throughout its footprint in Georgia, North Carolina and Tennessee for the purchase of homes and to refinance existing mortgage debt.  Substantially all of these mortgages were sold into the secondary market with no recourse to the Bank other than for breach of warranties.

Acquired in 2000, Brintech, Inc. (“Brintech”), a subsidiary of the Bank, is a consulting firm for the financial services industry.  Brintech provides consulting, advisory, and implementation services in the areas of strategic planning, profitability improvement, technology, efficiency, security, risk management, network, Internet banking, marketing, core processing, and telecommunications and regulatory compliance assistance.

The Bank owns an insurance agency, United Community Insurance Services, Inc. (“UCIS”), known as United Community Advisory Services that is a subsidiary of the Bank.  United also owns a captive insurance subsidiary, United Community Risk Management Services, Inc. (“UCRMSI”) that provides risk management services for United and its subsidiaries.

United provides retail brokerage services through an affiliation with a third party broker/dealer.

Forward-Looking Statements

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, about United and its subsidiaries. These forward-looking statements are intended to be covered by the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical fact, and can be identified by the use of forward-looking terminology such as “believes”, “expects”, “may”, “will”, “could”, “should”, “projects”, “plans”, “goal”, “targets”, “potential”, “estimates”, “pro forma”, “seeks”, “intends”, or “anticipates” or the negative thereof or comparable terminology. Forward-looking statements include discussions of strategy, financial projections, guidance and estimates (including their underlying assumptions), statements regarding plans, objectives, expectations or consequences of various transactions, and statements about the future performance, operations, products and services of United and its subsidiaries. We caution our shareholders and other readers not to place undue reliance on such statements.

Our businesses and operations are and will be subject to a variety of risks, uncertainties and other factors. Consequently, actual results and experience may materially differ from those contained in any forward-looking statements. Such risks, uncertainties and other factors that could cause actual results and experience to differ from those projected include, but are not limited to, the following factors:

●	the condition of the banking system and financial markets;
●	our ability to become profitable;
●	the results of our most recent internal credit stress test may not accurately predict the impact on our financial condition if the economy was to continue to deteriorate;
●	our ability to raise capital consistent with our capital plan;
●	our ability to maintain liquidity or access other sources of funding;
●	changes in the cost and availability of funding;
●	the success of the local economies in which we operate;
●	our concentrations of residential and commercial construction and development loans and commercial real estate loans are subject to unique risks that could adversely affect our earnings;
●	changes in prevailing interest rates may negatively affect our net income and the value of our assets;
●	the accounting and reporting policies of United;
●	if our allowance for loan losses is not sufficient to cover actual loan losses;
●	we may be subject to losses due to fraudulent and negligent conduct of our loan customers, third party service providers or employees;
●	the adverse effects on future earnings resulting from non-cash charges for goodwill impairment;
●	our ability to fully realize our deferred tax asset balances;
●	competition from financial institutions and other financial service providers;
●	the United States Department of Treasury (“Treasury”) may change the terms of our Series B Preferred Stock;
●	risks with respect to future expansion and acquisitions;
●	conditions in the stock market, the public debt market and other capital markets deteriorate;
●	financial services laws and regulations change;
●	the failure of other financial institutions;
●	a special assessment that may be imposed by the FDIC on all FDIC-insured institutions in the future, similar to the assessment in 2009 that decreased our earnings; and
●
unanticipated regulatory or judicial proceedings, board resolutions, informal memorandums of understanding or formal enforcement actions imposed by regulators that occur, or any such proceedings or enforcement actions that is more severe than we anticipate.

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

Competition

The market for banking and bank-related services is highly competitive.  United actively competes in its market areas, which include north Georgia, the Atlanta, Georgia MSA, the Gainesville, Georgia MSA, coastal Georgia, western North Carolina and east Tennessee, with other providers of deposit and credit services.  These competitors include other commercial banks, savings banks, savings and loan associations, credit unions, mortgage companies, and brokerage firms.

The following table displays the respective percentage of total bank and thrift deposits in each county where the Bank has operations.  The table also indicates the Bank’s ranking by deposit size in each county.  All information in the table was obtained from the Federal Deposit Insurance Corporation Summary of Deposits as of June 30, 2009.  The following information only shows market share in deposit gathering, which may not be indicative of market presence in other areas.

Share of Local Deposit Markets by County - Banks and Savings Institutions

	Market	Rank in		Market	Rank in		Market	Rank in
	Share	Market		Share	Market		Share	Market

Atlanta, Georgia MSA			North Georgia			Coastal Georgia
Bartow	8%	5	Chattooga	40%	1	Chatham	1%	11
Carroll	4	7	Fannin	50	1	Glynn	13	3
Cherokee	4	9	Floyd	13	3	Ware	7	7
Cobb	3	7	Gilmer	14	2
Coweta	3	10	Habersham	14	3	North Carolina
Dawson	29	1	Jackson	4	8	Avery	15	4
DeKalb	1	18	Lumpkin	29	1	Cherokee	34	1
Douglas	1	13	Rabun	10	5	Clay	51	1
Fayette	11	4	Towns	27	2	Graham	74	1
Forsyth	3	11	Union	88	1	Haywood	12	4
Fulton	1	20	White	39	1	Henderson	3	11
Gwinnett	3	7				Jackson	24	1
Henry	4	8	Tennessee			Macon	9	4
Newton	3	9	Blount	3	11	Mitchell	32	1
Paulding	2	12	Bradley	5	7	Swain	28	2
Pickens	2	7	Knox	1	16	Transylvania	14	3
Rockdale	12	3	Loudon	16	3	Watauga	2	11
Walton	1	10	McMinn	3	9	Yancey	17	4
			Monroe	4	7
Gainesville, Georgia MSA			Roane	10	4
Hall	13	4

Loans

The Bank makes both secured and unsecured loans to individuals, firms, and corporations.  Secured loans include first and second real estate mortgage loans and commercial loans secured by non-real estate assets.  The Bank also makes direct installment loans to consumers on both a secured and unsecured basis.  At December 31, 2009, commercial (commercial and industrial), commercial (secured by real estate), commercial construction, residential construction, residential mortgage and consumer installment loans represented approximately 8%, 34%, 7%, 20%, 28% and 3%, respectively, of United’s total loan portfolio.

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

Commercial (secured by real estate)	Loan portfolio concentrations; declines in general economic conditions and occupancy rates; business failure and lack of a suitable alternative use for property; environmental contamination.

Commercial construction	Loan portfolio concentrations; inadequate long-term financing arrangements; cost overruns, changes in market demand for property.

Residential construction	Loan portfolio concentrations; inadequate long-term financing arrangements; cost overruns, changes in market demand for property.

Residential mortgage	Loan portfolio concentrations; changes in general economic conditions or in the local economy; loss of borrower’s employment; insufficient collateral value due to decline in property value.

Consumer installment	Loss of borrower’s employment; changes in local economy; the inability to monitor collateral.

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

United’s Credit Administration department provides each lending officer with written guidelines for lending activities as approved by the Bank’s Board of Directors.  Limited lending authority is delegated to lending officers by Credit Administration as authorized by the Bank’s Board of Directors.  Loans in excess of individual officer credit authority must be approved by a senior officer with sufficient approval authority delegated by Credit Administration as authorized by the Bank’s Board of Directors.  At December 31, 2009, the Bank’s legal lending limit was $208 million; however, the Board of Directors has established an internal lending limit of $20 million.  All loans to borrowers for any individual residential or commercial construction project that exceeds $12 million or whose total aggregate loans exceed $15 million require the approval of two Bank directors and must be reported quarterly to the Bank’s Board of Directors for ratification.

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

Loan Review and Non-performing Assets

The Loan Review Department of United reviews, or engages an independent third party to review, the Bank’s loan portfolio on an ongoing basis to identify any weaknesses in the portfolio and to assess the general quality of credit underwriting. The results of such reviews are presented to Executive Management, the Community Bank Presidents, Credit Administration management and the Audit Committee of the Board of Directors.  If an individual loan or credit relationship has a material weakness identified during the review process, the risk rating of the loan, or generally all loans comprising that credit relationship, will be downgraded to the classification that most closely matches the current risk level.  The review process also provides for the upgrade of loans that show improvement since the last review.  Since each loan in a credit relationship may have a different credit structure, collateral, and other secondary source of repayment, different loans in a relationship can be assigned different risk ratings.  Under United’s 10-tier loan grading system, grades 1 through 6 are considered “pass” (acceptable) credit risk, grade 7 is a “watch” rating, and grades 8 through 10 are “adversely classified” credits that require management’s attention.  The entire 10-grade rating scale provides for a higher numeric rating for increased risk.  For example, a risk rating of 1 is the least risky of all credits and would be typical of a loan that is 100% secured by a deposit at the Bank.  Risk ratings of 2 through 6 in the pass category each have incrementally more risk.  The four watch list credit ratings and rating definitions are:

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

In addition, Credit Administration, with supervision and input from Accounting, prepares a quarterly analysis to determine the adequacy of the Allowance for Loan Losses (“ALL”) for the Bank and United.  The ALL analysis starts with total loans and subtracts loans fully secured by deposit accounts at the Bank, which effectively have no risk of loss.  Next, all loans that are considered impaired are individually reviewed and assigned a specific reserve if one is warranted.  Effective with the third quarter of 2009, as mandated by the FDIC, all impaired loans with specific reserves were required to be charged down by the amount of the specific reserve (loan charge-off) to net realizable value.  The remaining loan balance for each major loan category is then multiplied by its respective loss factor that is derived from the average historical loss rate for the preceding two year period, weighted toward the most recent quarters, and adjusted to reflect current economic conditions.  Loss factors for these loans are determined based on historical loss experience by type of loan.  The unallocated portion of the allowance is maintained due to imprecision in estimating loss factors and economic and other conditions that cannot be entirely quantified in the analysis.

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

Employees

As of December 31, 2009, United and its subsidiaries had 1,801 full-time equivalent employees.  Neither United nor any of its subsidiaries are a party to any collective bargaining agreement and management believes that employee relations are good.

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

Although the activities of bank holding companies have traditionally been limited to the business of banking and activities closely related or incidental to banking (as discussed above), the Gramm-Leach-Bliley Act (the “GLB Act”) relaxed the previous limitations and permitted bank holding companies to engage in a broader range of financial activities.  Specifically, bank holding companies may elect to become financial holding companies which may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature.  Among the activities that are deemed “financial in nature” include:

●	lending, exchanging, transferring, investing for others or safeguarding money or securities;
●	insuring, guaranteeing, or indemnifying against loss, harm, damage, illness, disability, or death, or providing and issuing annuities, and acting as principal, agent, or broker with respect thereto;
●	providing financial, investment, or economic advisory services, including advising an investment company;
●	issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly; and
●	underwriting, dealing in or making a market in securities.

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

On December 5, 2008, United entered into a Letter Agreement and Securities Purchase Agreement (the “Purchase Agreement”) with the U.S. Treasury Department (“Treasury”) under the TARP Capital Purchase Program discussed below, pursuant to which United sold (i) 180,000 shares of United’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”) and (ii) a warrant (the “Warrant”) to purchase 2,132,701 shares (1,099,542 shares, as adjusted for subsequent stock dividends and a 50% reduction following United’s stock offering in September 2009) of United’s common stock for an aggregate purchase price of $180 million in cash.  Pursuant to the terms of the Purchase Agreement, the ability of United to declare or pay dividends or distributions on its common stock is subject to restrictions, including a restriction against increasing dividends from the last quarterly cash dividend per share ($.09) declared on the common stock prior to December 5, 2008, as adjusted for subsequent stock dividends and other similar actions.  In addition, as long as Series B Preferred Stock is outstanding, dividend payments are prohibited until all accrued and unpaid dividends are paid on such preferred stock, subject to certain limited exceptions. This restriction will terminate on December 5, 2011, or earlier, if the Series B Preferred Stock has been redeemed in whole or Treasury has transferred all of the Series B Preferred Stock to third parties.

The payment of dividends by United and the Bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.  In addition, if, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending upon the financial condition of the bank, could include the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice.  The FDIC has issued a policy statement providing that insured banks should generally only pay dividends out of current operating earnings.  In addition to the formal statutes and regulations, regulatory authorities consider the adequacy of the Bank’s total capital in relation to its assets, deposits and other such items.  Capital adequacy considerations could further limit the availability of dividends from the Bank.  Due to the net loss for 2009, the Bank does not have the ability, without prior regulatory approval, to pay cash dividends to the parent company in 2010.  United did not pay cash dividends on its common stock in 2009.  In 2008, United declared cash dividends to common stockholders totaling $8.5 million, or $.18 per common share.

Capital Adequacy.  The Federal Reserve and the FDIC have implemented substantially identical risk-based rules for assessing bank and bank holding company capital adequacy.  These regulations establish minimum capital standards in relation to assets and off-balance sheet exposures as adjusted for credit risk.  Banks and bank holding companies are required to have (1) a minimum level of Total Capital (as defined) to risk-weighted assets of eight percent (8%); and (2) a minimum Tier I Capital (as defined) to risk-weighted assets of four percent (4%).  In addition, the Federal Reserve and the FDIC have established a minimum three percent (3%) leverage ratio of Tier I Capital to quarterly average total assets for the most highly-rated banks and bank holding companies.  “Tier I Capital” generally consists of common and preferred equity plus qualifying trust preferred securities and minority interests in equity accounts of consolidated subsidiaries, less unrecognized gains and losses on available for sale securities and derivatives accounted for as cash flow hedges, certain intangibles and disqualified deferred tax assets.  The Federal Reserve and the FDIC use the leverage ratio in tandem with the risk-based ratio to assess the capital adequacy of banks and bank holding companies.  The Federal Reserve will require a bank holding company to maintain a leverage ratio greater than four percent (4%) if it is experiencing or anticipating significant growth or is operating with less than well-diversified risks in the opinion of the Federal Reserve.  The FDIC, the Office of the Comptroller of the Currency (the “OCC”) and the Federal Reserve consider interest rate risk in the overall determination of a bank’s capital ratio, requiring banks with greater risk to maintain adequate capital for the risk.  For example, regulators frequently require financial institutions with high levels of classified assets to maintain a leverage ratio of at least 8%.

In addition, Section 38 of the Federal Deposit Insurance Act implemented the prompt corrective action provisions that Congress enacted as a part of the Federal Deposit Insurance Corporation Improvement Act of 1991 (the “1991 Act”).  The “prompt corrective action” provisions set forth five regulatory zones in which all banks are placed largely based on their capital positions.  Regulators are permitted to take increasingly harsh action as a bank’s financial condition declines.  The FDIC is required to resolve a bank when it’s capital leverage ratio reaches 2%.  Better capitalized institutions are generally subject to less onerous regulation and supervision than banks with lesser amounts of capital.

The FDIC has adopted regulations implementing the prompt corrective action provisions of the 1991 Act, which place financial institutions in the following five categories based upon capitalization ratios: (1) a “well-capitalized” institution has a Total risk-based capital ratio of at least 10%, a Tier I risk-based ratio of at least 6% and a leverage ratio of at least 5%; (2) an “adequately capitalized” institution has a Total risk-based capital ratio of at least 8%, a Tier I risk-based ratio of at least 4% and a leverage ratio of at least 4%; (3) an “undercapitalized” institution has a Total risk-based capital ratio of under 8%, a Tier I risk-based ratio of under 4% or a leverage ratio of under 4%; (4) a “significantly undercapitalized” institution has a Total risk-based capital ratio of under 6%, a Tier I risk-based ratio of under 3% or a leverage ratio of under 3%; and (5) a “critically undercapitalized” institution has a leverage ratio of 2% or less.  Institutions in any of the three undercapitalized categories would be prohibited from declaring dividends or making capital distributions.  The FDIC regulations also allow it to “downgrade” an institution to a lower capital category based on supervisory factors other than capital.

To continue to conduct its business as currently conducted, United and the Bank will need to maintain capital well above the minimum levels.  As of December 31, 2009 and 2008, the most recent notifications from the FDIC categorize the Bank as “well-capitalized” under current regulations.

Regulatory Actions.  Effective April 2009, we adopted a board resolution proposed by the Federal Reserve Bank of Atlanta to not incur additional indebtedness, pay cash dividends, make payments on our trust preferred securities or repurchase outstanding stock without prior regulatory approval. Since that date, we have requested and received approval to pay all cash dividends and interest payments during 2009.  We also agreed to provide written confirmation of our compliance with the resolution periodically to the Federal Reserve. In addition, our subsidiary bank has been examined by the FDIC. The examiners have completed their field work but have not yet prepared the Report of Examination. The examiners have preliminarily indicated that, based on the level of the bank’s capital and classified loans, they expect to enter into some form of informal memorandum of understanding with the bank.  Any such suggestion by the examiners is subject to review and must be confirmed or overruled by more senior FDIC officials at the FDIC’s Atlanta Regional Office and is subject to further possible review by FDIC officials in Washington.

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

American Recovery and Reinvestment Act of 2009.  On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was enacted.  The ARRA, commonly known as the economic stimulus or economic recovery package, includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs.  In addition, ARRA imposes additional executive compensation and corporate expenditure limits on all current and future TARP recipients, including United, until the institution has repaid Treasury.  This repayment is now permitted under ARRA without penalty and without the need to raise new capital, subject to Treasury’s consultation with the recipient’s appropriate regulatory agency.  The executive compensation standards include (i) prohibitions on bonuses, retention awards and other incentive compensation, other than restricted stock grants which do not fully vest during the TARP period up to one-third of the executive’s total annual compensation, (ii) prohibitions on severance payments for departure from a company, (iii) an expanded clawback of bonuses, retention awards, and incentive compensation if payment is based on materially inaccurate statements of earnings, revenues, gains or other criteria, (iv) prohibitions on compensation plans that encourage manipulation of reported earnings, (v) required establishment of a company-wide policy regarding “excessive or luxury expenditures”, and (vi) inclusion in a participant’s proxy statements for annual shareholder meetings of a nonbinding “say on pay” shareholder vote on the compensation of executives.

Incentive Compensation.  On October 22, 2009, the Federal Reserve issued a proposal on incentive compensation policies (the “Incentive Compensation Proposal”) intended to ensure that the incentive compensation policies of financial institutions do not undermine the safety and soundness of such institutions by encouraging excessive risk-taking.  The Incentive Compensation Proposal, which covers all employees that have the ability to materially affect the risk profile of an institution, either individually or as part of a group, is based upon the key principles that a financial institution’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the institution ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the institution’s board of directors.

The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of financial institutions, such as United, that are not “large, complex banking organizations.” These reviews will be tailored to each financial institution based on the scope and complexity of the institution’s activities and the prevalence of incentive compensation arrangements.  The findings of the supervisory initiatives will be included in reports of examination.  Deficiencies will be incorporated into the financial institution’s supervisory ratings, which can affect the institution’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a financial institution if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the institution’s safety and soundness and the institution is not taking prompt and effective measures to correct the deficiencies.

In addition, on January 12, 2010, the FDIC announced that it would seek public comment on whether banks with compensation plans that encourage excessive risk-taking should be charged at higher deposit assessment rates than such banks would otherwise be charged.

The scope and content of banking regulators’ policies on executive compensation are continuing to develop and are likely to continue evolving in the near future.  It cannot be determined at this time whether compliance with such policies will adversely affect United’s ability to hire, retain and motivate its key employees.

Temporary Liquidity Guarantee Program.  On November 21, 2008, the Board of Directors of the FDIC adopted a final rule relating to the Temporary Liquidity Guarantee Program (“TLG Program”).  The TLG Program was announced by the FDIC on October 14, 2008, preceded by the determination of systemic risk by Treasury, as an initiative to counter the system-wide crisis in the nation’s financial sector. Under the TLG Program the FDIC will (i) guarantee, through the earlier of maturity or June 30, 2012, certain newly issued senior unsecured debt issued by participating institutions and (ii) provide full FDIC deposit insurance coverage for non-interest bearing transaction deposit accounts, Negotiable Order of Withdrawal accounts paying less than 0.5% interest per annum and Interest on Lawyers Trust Accounts held at participating FDIC-insured institutions through December 31, 2009. Coverage under the TLG Program was available for the first 30 days without charge. The fee assessment for coverage of senior unsecured debt ranges from 50 basis points to 100 basis points per annum, depending on the initial maturity of the debt. The fee assessment for deposit insurance coverage is 10 basis points per quarter on amounts in covered accounts exceeding $250,000. United elected to participate in both guarantee programs.  On August 26, 2009, the FDIC extended the Transaction Account Guarantee (“TAG”) portion of the TLG Program through June 30, 2010.  As of December 31, 2009, no debt has been issued under the TLG Program.

Commercial Real Estate.  The federal banking agencies, including the FDIC, restrict concentrations in commercial real estate lending and have noted that recent increases in banks’ commercial real estate concentrations have created safety and soundness concerns in the current economic downturn.  The regulatory guidance mandates certain minimal risk management practices and categorizes banks with defined levels of such concentrations as banks requiring elevated examiner scrutiny.  The Bank has concentrations in commercial real estate loans in excess of those defined levels.  Although management believes that United’s credit processes and procedures meet the risk management standards dictated by this guidance, regulatory outcomes could effectively limit increases in the real estate concentrations in the Bank’s loan portfolio and require additional credit administration and management costs associated with those portfolios.

Fair Value.  United’s impaired loans and foreclosed assets may be measured and carried at “fair value”, the determination of which requires management to make assumptions, estimates and judgments.  When a loan is considered impaired, a specific valuation allowance is allocated or a partial charge-off is taken, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.  In addition, foreclosed assets are carried at the lower of cost or “fair value”, less cost to sell, following foreclosure.  “Fair value” is defined by GAAP “as the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date.”  GAAP further defines an “orderly transaction” as “a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets; it is not a forced transaction (for example, a forced liquidation or distress sale).”  Recently in the Bank’s markets there have been very few transactions in the type of assets which represent the vast majority of the Bank’s impaired loans and foreclosed properties which reflect “orderly transactions” as so defined.  Instead, most transactions in comparable assets have been distressed sales not indicative of “fair value.”  Accordingly, the determination of fair value in the current environment is difficult and more subjective than it would be in a stable real estate environment.  Although management believes its processes for determining the value of these assets are appropriate factors and allow United to arrive at a fair value, the processes require management judgment and assumptions and the value of such assets at the time they are revalued or divested may be significantly different from management’s determination of fair value.  Because of this increased subjectivity in fair value determinations, there is greater than usual grounds for differences in opinions, which may result in increased disagreements between management and the Bank’s regulators, disagreements which could impair the relationship between the Bank and its regulators.

Source of Strength Doctrine.  Federal Reserve regulations and policy requires bank holding companies to act as a source of financial and managerial strength to their subsidiary banks.  Under this policy, United is expected to commit resources to support the Bank.

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

Future Legislation.  Various legislation affecting financial institutions and the financial industry is from time to time introduced in Congress.  Such legislation may change banking statutes and the operating environment of United and its subsidiaries in substantial and unpredictable ways, and could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance depending upon whether any of this potential legislation will be enacted, and if enacted, the effect that it or any implementing regulations, would have on the financial condition or results of operations of United or any of its subsidiaries. With the current economic environment, the nature and extent of future legislative and regulatory changes affecting financial institutions is very unpredictable at this time.

Executive Officers of United

Senior executives of United are elected by the Board of Directors annually and serve at the pleasure of the Board of Directors.

The senior executive officers of United, and their ages, positions with United, past five year employment history and terms of office as of February 1, 2010, are as follows:

Name(age)	Position with United	Officer of United Since

Jimmy C. Tallent (57)	President, Chief Executive Officer and Director	1988

Guy W. Freeman (73)	Executive Vice President, Chief Operating Officer	1995

Rex S. Schuette (60)	Executive Vice President and Chief Financial Officer	2001

David Shearrow (50)	Executive Vice President and Chief Risk Officer since April 2007; prior to joining United, he served as Executive Vice President and Senior Credit Officer of SunTrust Banks	2007

Craig Metz (54)	Executive Vice President of Marketing	2002

Bill M. Gilbert (57)	Senior Vice President of Retail Banking	2003

Glenn S. White (58)	President of the Atlanta Region since 2008; previously, he was the President of United Community Bank - Gwinnett since 2007; prior to joining United, he served as Chief Executive Officer of Gwinnett Commercial Group, Inc.	2008

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

Continued weakness or adverse changes in business and economic conditions generally or specifically in the markets in which we operate could adversely impact our business, including causing one or more of the following negative developments:

●	a decrease in the demand for loans and other products and services offered by us;
●	a decrease in the value of our loans secured by consumer or commercial real estate;
●	an impairment of our assets, such as our goodwill or deferred tax assets; or
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

We have incurred significant operating losses and the timing of profitability is uncertain.

We incurred a net operating loss of $138.6 million, or $2.47 per share, for the year ended December 31, 2009 and $63.5 million, or $1.35 per share, for the year ended December 31, 2008, in each case due primarily to credit losses and associated costs, including significant provisions for loan losses.  Although we have taken a significant number of steps to reduce our credit exposure, we will likely continue to have a higher than normal level of non-performing assets and substantial charge-offs in 2010, which would continue to adversely impact or overall financial condition and results of operations.

The results of our most recent internal credit stress test may not accurately predict the impact on our financial condition if the economy were to continue to deteriorate.

We regularly perform an internal analysis of our capital position.  Our analysis is based on the tests that were administered to the nation’s nineteen largest banks by Treasury in connection with its Supervisory Capital Assessment Program (“SCAP”).  Under the stress test, we apply many of the same methodologies but less severe loss assumptions than Treasury applies in its program to estimate our loan losses (loan charge-offs), resources available to absorb those losses and any necessary additions to capital that would be required under the “more adverse” stress test scenario.  As a result, our estimates for loan losses are lower than those suggested by the SCAP assumptions.

We have also calculated our loss estimates based on the SCAP test, and while we believe we have appropriately applied Treasury’s assumptions in performing this internal stress test, results of this test may not be comparable to the results of stress tests performed and publicly released by Treasury, and the results of this test may not be the same as if the test had been performed by Treasury.

The results of these stress tests involve many assumptions about the economy and future loan losses and default rates, and may not accurately reflect the impact on our financial condition if the economy does not improve or continues to deteriorate.  Any continued deterioration of the economy could result in credit losses significantly higher, with a corresponding impact on our financial condition and capital, than those predicted by our internal stress test.

Our industry and business have been adversely affected by conditions in the financial markets and economic conditions generally and recent efforts to address difficult market and economic conditions may not be effective.

Since mid-2007, the financial markets and economic conditions generally have been materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity. This was initially triggered by declines in home prices and the values of subprime mortgages, but spread to all residential construction, particularly in metro Atlanta and north and coastal Georgia, and residential mortgages as property prices declined rapidly and affected nearly all asset classes. The effect of the market and economic downturn also spread to other areas of the credit markets and in the availability of liquidity. The magnitude of these declines led to a crisis of confidence in the financial sector as a result of concerns about the capital base and viability of certain financial institutions. These declines have caused many financial institutions to seek additional capital, to reduce or eliminate dividends, to merge with other financial institutions and, in some cases, to fail. In addition, customer delinquencies, foreclosures and unemployment have also increased significantly.

The U.S. Congress, Federal Reserve Board, Treasury, the FDIC, the SEC and others have taken numerous steps to address the current crisis. These measures include the EESA and ARRA; homeowner relief that encourages loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; regulatory action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector. We are not yet certain, however, of the actual impact that EESA, including TARP and the CPP, the ARRA, and the other initiatives described above will have on the banking system and financial markets or on us.

The current economic pressure on consumers and businesses and lack of confidence in the financial markets has adversely affected our business, financial condition and results of operations and may continue to result in credit losses and write-downs in the future. The failure of government programs and other efforts to help stabilize the banking system and financial markets and a continuation or worsening of current economic conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.

Ability to raise additional capital could be limited and could affect our liquidity and could be dilutive to existing shareholders.

We may be required or choose to raise additional capital, including for strategic, regulatory or other reasons. Current conditions in the capital markets are such that traditional sources of capital may not be available to us on reasonable terms if we needed to raise additional capital. In such case, there is no guarantee that we will be able to successfully raise additional capital at all or on terms that are favorable or otherwise not dilutive to existing shareholders.

Capital resources and liquidity are essential to our businesses and could be negatively impacted by disruptions in our ability to access other sources of funding.

Capital resources and liquidity are essential to our businesses. We depend on access to a variety of sources of funding to provide us with sufficient capital resources and liquidity to meet our commitments and business needs, and to accommodate the transaction and cash management needs of our customers. Sources of funding available to us, and upon which we rely as regular components of our liquidity and funding management strategy, include traditional and brokered deposits, inter-bank borrowings, Federal Funds purchased and Federal Home Loan Bank advances. We also raise funds from time to time in the form of either short-or long-term borrowings or equity issuances.

Our capital resources and liquidity could be negatively impacted by disruptions in our ability to access these sources of funding. With increased concerns about bank failures, traditional deposit customers are increasingly concerned about the extent to which their deposits are insured by the FDIC. Customers may withdraw deposits from our subsidiary bank in an effort to ensure that the amount that they have on deposit is fully insured. In addition, the cost of brokered and other out-of-market deposits and potential future regulatory limits on the interest rate we pay for brokered deposits could make them unattractive sources of funding. Further, factors that we cannot control, such as disruption of the financial markets or negative views about the financial services industry generally, could impair our ability to access other sources of funds. Other financial institutions may be unwilling to extend credit to banks because of concerns about the banking industry and the economy generally and, given recent downturns in the economy, there may not be a viable market for raising short or long-term debt or equity capital. In addition, our ability to raise funding could be impaired if lenders develop a negative perception of our long-term or short-term financial prospects. Such negative perceptions could be developed if we are downgraded or put on (or remain on) negative watch by the rating agencies, we suffer a decline in the level of our business activity or regulatory authorities take significant action against us, among other reasons.

Among other things, if we fail to remain “well-capitalized” for bank regulatory purposes, because we do not qualify under the minimum capital standards or the FDIC otherwise downgrades our capital category, it could affect customer confidence, our ability to grow, our costs of funds and FDIC insurance costs, our ability to pay dividends on common stock, and our ability to make acquisitions, and we would not be able to accept brokered deposits without prior FDIC approval. To be “well-capitalized,” a bank must generally maintain a leverage capital ratio of at least 5%, a Tier I risk-based capital ratio of at least 6%, and a total risk-based capital ratio of at least 10%. However, our regulators could require us to increase our capital levels. For example, regulators frequently require financial institutions with high levels of classified assets to maintain a leverage ratio of at least 8%. Our failure to remain “well-capitalized” or to maintain any higher capital requirements imposed on us could negatively affect our business, results of operations and financial condition, generally.

If we are unable to raise funding using the methods described above, we would likely need to finance or liquidate unencumbered assets to meet maturing liabilities. We may be unable to sell some of our assets, or we may have to sell assets at a discount from market value, either of which could adversely affect our results of operations and financial condition.

Changes in the cost and availability of funding due to changes in the deposit market and credit market, or the way in which we are perceived in such markets, may adversely affect financial condition or results of operations.

In general, the amount, type and cost of our funding, including from other financial institutions, the capital markets and deposits, directly impacts our operating costs and our assets growth and therefore, can positively or negatively affect our financial condition or results of operations. A number of factors could make funding more difficult, more expensive or unavailable on any terms, including, but not limited to, our operating losses, our ability to remain “well capitalized,” events that adversely impact our reputation, disruptions in the capital markets, events that adversely impact the financial services industry, changes affecting our assets, interest rate fluctuations, general economic conditions and the legal, regulatory, accounting and tax environments. Also, we compete for funding with other financial institutions, many of which are substantially larger, and have more capital and other resources than we do. In addition, as some of these competitors consolidate with other financial institutions, their competitive advantages may increase. Competition from these institutions may also increase the cost of funds.

Our business is subject to the success of the local economies and real estate markets in which we operate.

Our success significantly depends on the growth in population, income levels, loans and deposits and on stability in real estate values in our markets. If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally do not improve significantly, our business may be adversely affected. Since mid-2007, the financial markets and economic conditions generally have experienced a variety of difficulties. In particular, the residential construction and commercial development real estate markets in the Atlanta market have experienced substantial deterioration. If market and economic conditions continue to deteriorate or remain at their current level of deterioration for a sustained period of time, such conditions may lead to additional valuation adjustments as we continue to reassess the market value of our loan portfolio, greater losses on defaulted loans and on the sale of other real estate owned. Additionally, such adverse economic conditions in our market areas, specifically decreases in real estate property values due to the nature of our loan portfolio, approximately 90% of which is secured by real estate, could reduce our growth rate, affect the ability of our customers to repay their loans and generally affect our financial condition and results of operations. We are less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of more diverse economies.

Our concentration of residential construction and development loans is subject to unique risks that could adversely affect our results of operations and financial condition.

Our residential construction and development loan portfolio was $1.05 billion at December 31, 2009, comprising 20% of total loans. Residential construction and development loans are often riskier than home equity loans or residential mortgage loans to individuals. Poor economic conditions have resulted in decreased demand for residential housing, which, in turn, has adversely affected the development and construction efforts of residential real estate developer borrowers. Consequently, economic downturns like the current one impacting our market areas adversely affect the ability of residential real estate developer borrowers to repay these loans and the value of property used as collateral for such loans. A sustained weak economy could also result in higher levels of non-performing loans in other categories, such as commercial and industrial loans, which may result in additional losses. Because of the general economic slowdown we are currently experiencing, these loans represent higher risk due to slower sales and reduced cash flow that affect the borrowers’ ability to repay on a timely basis and could result in a sharp increase in our total net-charge offs and could require us to significantly increase our allowance for loan losses, which could have a material adverse effect on our financial condition or results of operations.

Our concentration of commercial real estate loans is subject to risks that could adversely affect our results of operations and financial condition.

Our commercial real estate loan portfolio was $1.8 billion at December 31, 2009, comprising 34% of total loans. Commercial real estate loans typically involve larger loan balances than compared to residential mortgage loans, but are still granular in nature with the average loan size of $443,000 and an average loan to value of 63%.  The repayment of loans secured by commercial real estate is dependent upon both the successful operation of the commercial project and the business operated out of that commercial real estate site, as over half of the commercial real estate loans are for borrower-owned sites. If the cash flows from the project are reduced or if the borrower’s business is not successful, a borrower’s ability to repay the loan may be impaired. This cash flow shortage may result in the failure to make loan payments. In such cases, we may be compelled to modify the terms of the loan. In addition, the nature of these loans is such that they are generally less predictable and more difficult to evaluate and monitor. As a result, repayment of these loans may be subject to adverse conditions in the real estate market or economy. In addition, many economists believe that deterioration in income producing commercial real estate is likely to worsen as vacancy rates continue to rise and absorption rates of existing square footage and/or units continue to decline. Because of the general economic slowdown we are currently experiencing, these loans represent higher risk and could result in an increase in our total net-charge offs and could require us to increase our allowance for loan losses.

Changes in prevailing interest rates may negatively affect net income and the value of our assets.

Changes in prevailing interest rates may negatively affect the level of net interest revenue, the primary component of our net income.  Federal Reserve Board policies, including interest rate policies, determine in large part our cost of funds for lending and investing and the return we earn on those loans and investments, both of which affect our net interest revenue.  In a period of changing interest rates, interest expense may increase at different rates than the interest earned on assets.  Accordingly, changes in interest rates could decrease net interest revenue.  Changes in the interest rates may negatively affect the value of our assets and our ability to realize gains or avoid losses from the sale of those assets, all of which also ultimately affect earnings. In addition, an increase in interest rates may decrease the demand for loans.

United’s reported financial results depend on the accounting and reporting policies of United, the application of which requires significant assumptions, estimates and judgments.

United’s accounting and reporting policies are fundamental to the methods by which it records and reports its financial condition and results of operations.  United’s management must make significant assumptions and estimates and exercise significant judgment in selecting and applying many of these accounting and reporting policies so they comply with generally accepted accounting principles and reflect management’s judgment of the most appropriate manner to report United’s financial condition and results.  In some cases, management must select a policy from two or more alternatives, any of which may be reasonable under the circumstances, which may result in United reporting materially different results than would have been reported under a different alternative.

Certain accounting policies are critical to presenting United’s financial condition and results.  They require management to make difficult, subjective and complex assumptions, estimates judgments about matters that are uncertain.  Materially different amounts could be reported under different conditions or using different assumptions or estimates.  These critical accounting policies relate to the allowance for loan losses; fair value measurement, intangible assets and income taxes.  Because of the uncertainty of assumptions and estimates involved in these matters, United may be required to do one or more of the following:  significantly increase the allowance for loan losses and/or sustain credit losses that are significantly higher than the reserve provided; significantly decrease the carrying value of loans, foreclosed property or other assets or liabilities to reflect a reduction in their fair value; recognize significant impairment on goodwill and other intangible asset balances; or significantly increase its accrued taxes liability or decrease the value of its deferred tax assets.

If our allowance for loan losses is not sufficient to cover actual loan losses, earnings would decrease.

Our loan customers may not repay their loans according to their terms and the collateral securing the payment of these loans may be insufficient to assure repayment. We may experience significant loan losses which would have a material adverse effect on our operating results. Our management makes various assumptions and judgments about the collectability of the loan portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. We maintain an allowance for loan losses in an attempt to cover any loan losses inherent in the loan portfolio. In determining the size of the allowance, our management relies on an analysis of the loan portfolio based on historical loss experience, volume and types of loans, trends in classification, volume and real estate values, trends in delinquencies and non-accruals, national and local economic conditions and other pertinent information. As a result of these considerations, we have from time to time increased our allowance for loan losses. For the year ended December 31, 2009, we recorded a provision for loan losses of $310 million, compared to $184 million for the year ended December 31, 2008. If those assumptions are incorrect, the allowance may not be sufficient to cover future loan losses and adjustments may be necessary to allow for different economic conditions or adverse developments in the loan portfolio.

We may be subject to losses due to fraudulent and negligent conduct of our loan customers, third party service providers and employees.

When we make loans to individuals or entities, we rely upon information supplied by borrowers and other third parties, including information contained in the applicant’s loan application, property appraisal reports, title information and the borrower’s net worth, liquidity and cash flow information. While we attempt to verify information provided through available sources, we cannot be certain all such information is correct or complete. Our reliance on incorrect or incomplete information could have a material adverse effect on our financial condition or results of operations.

Competition from financial institutions and other financial service providers may adversely affect our profitability.

The banking business is highly competitive and we experience competition in each of our markets from many other financial institutions. We compete with banks, credit unions, savings and loan associations, mortgage banking firms, securities brokerage firms, insurance companies, money market funds and other mutual funds, as well as community, super-regional, national and international financial institutions that operate offices in our market areas and elsewhere. We compete with these institutions both in attracting deposits and in making loans. Many of our competitors are well-established, larger financial institutions that are able to operate profitably with a narrower net interest margin and have a more diverse revenue base. We may face a competitive disadvantage as a result of our smaller size, more limited geographic diversification and inability to spread costs across broader markets. Although we compete by concentrating marketing efforts in our primary markets with local advertisements, personal contacts and greater flexibility and responsiveness in working with local customers, customer loyalty can be easily influenced by a competitor’s new products and our strategy may or may not continue to be successful.

The terms governing the issuance of the preferred stock to Treasury may be changed, the effect of which may have an adverse effect on our operations.

The terms of the Letter Agreement and Securities Purchase Agreement, dated December 5, 2008 in which we entered into with Treasury (the “Purchase Agreement”) provides that Treasury may unilaterally amend any provision of the Purchase Agreement to the extent required to comply with any changes in applicable federal law that may occur in the future. We have no control over any change in the terms of the transaction may occur in the future. Such changes may place restrictions on our business or results of operation, which may adversely affect the market price of our common stock.

We may face risks with respect to future expansion and acquisitions.

We may engage in de novo branch expansion and, if the appropriate business opportunity becomes available, we may seek to acquire other financial institutions or parts of those institutions, including in FDIC-assisted transactions. These involve a number of risks, including:

●
the potential inaccuracy of the estimates and judgments used to evaluate credit, operations, management and market risks with respect to an acquired branch or institution, a new branch office or a new market;

●
the time and costs of evaluating new markets, hiring or retaining experienced local management and opening new offices and the time lags between these activities and the generation of sufficient assets and deposits to support the costs of the expansion;

●	the incurrence and possible impairment of goodwill associated with an acquisition and possible adverse effects on results of operations;
●	the loss of key employees and customers of an acquired branch or institution;
●	the difficulty or failure to successfully integrate the acquired financial institution or portion of the institution; and
●	the temporary disruption of our business or the business of the acquired institution.

Risks Related to Legislative and Regulatory Events

Changes in laws and regulations or failures to comply with such laws and regulations may adversely affect our financial condition and results of operations.

We and our subsidiary bank are heavily regulated by federal and state authorities. This regulation is designed primarily to protect depositors, federal deposit insurance funds and the banking system as a whole, but not shareholders. Congress and state legislatures and federal and state regulatory authorities continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including interpretation and implementation of statutes, regulations or policies, including EESA, ARRA, TARP and recently proposed executive compensation guidance by the Federal Reserve and FDIC, could affect us in substantial and unpredictable ways, including limiting the types of financial services and products we may offer or increasing the ability of non-banks to offer competing financial services and products. While we cannot predict the regulatory changes that may be borne out of the current economic crisis, and we cannot predict whether we will become subject to increased regulatory scrutiny by any of these regulatory agencies, any regulatory changes or scrutiny could increase or decrease the cost of doing business, limit or expand our permissible activities, or affect the competitive balance among banks, credit unions, savings and loan associations and other institutions. We cannot predict whether new legislation will be enacted and, if enacted, the effect that it, or any regulations, would have on our business, financial condition, or results of operations.

Federal and state regulators have the ability to impose substantial sanctions, restrictions and requirements on our banking and nonbanking subsidiaries if they determine, upon examination or otherwise, violations of laws, rules or regulations with which we or our subsidiaries must comply, or weaknesses or failures with respect to general standards of safety and soundness. Such enforcement may be formal or informal and can include directors’ resolutions, memoranda of understanding, cease and desist or consent orders, civil money penalties and termination of deposit insurance and bank closures. Enforcement actions may be taken regardless of the capital level of the institution. In particular, institutions that are not sufficiently capitalized in accordance with regulatory standards may also face capital directives or prompt corrective action. Enforcement actions may require certain corrective steps (including staff additions or changes), impose limits on activities (such as lending, deposit taking, acquisitions or branching), prescribe lending parameters (such as loan types, volumes and terms) and require additional capital to be raised, any of which could adversely affect our financial condition and results of operations. The imposition of regulatory sanctions, including monetary penalties, may have a material impact on our financial condition or results of operations, and damage to our reputation, and loss of our holding company status. In addition, compliance with any such action could distract management’s attention from our operations, cause us to incur significant expenses, restrict us from engaging in potentially profitable activities, and limit our ability to raise capital. A bank closure would result in a total loss of your investment.

Enforcement actions could have a material negative effect on our business, operations, financial condition, results of operations or the value of our common stock.

If we are unable reduce our classified assets or comply with the Federal Reserve Board resolution or if our regulators otherwise elect to recommend an enforcement action against the bank, then we could become subject to additional, heightened enforcement actions and orders, possibly including cease and desist or consent orders, prompt corrective actions and/or other regulatory enforcement actions. If our regulators were to take such additional enforcement actions, then we could, among other things, become subject to significant restrictions on our ability to develop any new business, as well as restrictions on our existing business, and we could be required to raise additional capital, dispose of certain assets and liabilities within a prescribed period of time, or both. The terms of any such enforcement action could have a material negative effect on our business, operations, financial condition, results of operations or the value of our common stock.

The failure of other financial institutions could adversely affect us.

Our ability to engage in routine transactions, including for example funding transactions, could be adversely affected by the actions and potential failures of other financial institutions. We have exposure to many different industries and counterparties, and we routinely execute transactions with a variety of counterparties in the financial services industry. As a result, defaults by, or even rumors or concerns about, one or more financial institutions with which we do business, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral we hold cannot be sold at prices that are sufficient for us to recover the full amount of our exposure. Any such losses could materially and adversely affect our financial condition or results of operations.

The FDIC has imposed a special assessment on all FDIC-insured institutions, which decreased our earnings in 2009, and future special assessments could adversely affect our earnings in future periods.

In May 2009, the FDIC announced that it had voted to levy a special assessment on insured institutions in order to facilitate the rebuilding of the Deposit Insurance Fund. The assessment is equal to five basis points of our subsidiary bank’s total assets minus Tier 1 capital as of June 30, 2009. This additional charge of $3.8 million increased operating expenses during the second quarter of 2009. The FDIC has indicated that future special assessments are possible, although it has not determined the magnitude or timing of any future assessments. Any such future assessments will decrease our earnings.

ITEM 1B.                      UNRESOLVED STAFF COMMENTS.

There are no unresolved comments from the Securities and Exchange Commission staff regarding United’s periodic or current reports under the Exchange Act.

ITEM 2.                      PROPERTIES.

The executive offices of United are located at 125 Highway 515 East, Blairsville, Georgia.  United owns this property. The Bank conducts business from facilities primarily owned by the Bank, all of which are in a good state of repair and appropriately designed for use as banking facilities.  The Bank and Brintech provide services or perform operational functions at 133 locations, of which 110 are owned and 23 are leased under operating leases.  Note 7 to United’s Consolidated Financial Statements includes additional information regarding amounts invested in premises and equipment.

ITEM 3.                      LEGAL PROCEEDINGS.

In the ordinary course of operations, United and the Bank are defendants in various legal proceedings incidental to its business.  In the opinion of management, there is no pending or threatened proceeding in which an adverse decision will result in a material adverse change in the consolidated financial condition or results of operations of United.  No material proceedings terminated in the fourth quarter of 2009.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the security holders of United during the fourth quarter of 2009.

PART II

ITEM 5.	MARKET FOR UNITED’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Stock.  United’s common stock trades on the Nasdaq Global Select Market under the symbol “UCBI”.  The closing price for the period ended December 31, 2009 was $3.39.  Below is a schedule of high, low and closing stock prices and average daily volume for all quarters in 2009 and 2008.

Stock Price Information

	2009				2008
	High	Low	Close	Avg Daily Volume	High	Low	Close	Avg Daily Volume

First quarter	$13.87	$2.28	$4.16	524,492	$20.80	$13.38	$16.98	441,659
Second quarter	9.30	4.01	5.99	244,037	18.51	8.51	8.53	464,566
Third quarter	8.00	4.80	5.00	525,369	19.05	7.58	13.26	359,971
Fourth quarter	5.33	3.07	3.39	1,041,113	15.82	9.25	13.58	319,534

At January 31, 2010, there were approximately 6,700 record shareholders and 17,500 beneficial shareholders of United’s common stock.

Dividends.  United declared cash dividends of $.18 and $.36 per common share in 2008 and 2007, respectively.  United also declared stock dividends of one new share for every 130 shares owned in the third and fourth quarters of 2008 and in each of the first three quarters of 2009.  Federal and state laws and regulations impose restrictions on the ability of United and the Bank to pay dividends.  In addition, pursuant to the terms of the Purchase Agreement entered into with Treasury under the CPP, the ability of United to declare or pay dividends or distributions its common stock is subject to restrictions, including a restriction against increasing dividends from the last quarterly cash dividend per share ($.09) declared on the common stock prior to December 5, 2008, as adjusted for subsequent stock dividends and other similar actions.  In addition, as long as Series B Preferred Stock is outstanding, dividend payments are prohibited until all accrued and unpaid dividends are paid on such preferred stock, subject to certain limited exceptions. This restriction will terminate on December 5, 2011, or earlier, if Treasury has transferred all of the Series B Preferred Stock to third parties.  Additional information regarding this item is included in Note 16 to the Consolidated Financial Statements, under the heading of “Supervision and Regulation” in Part I of this report and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Dividends.”

Share Repurchases.  United had in place a board approved repurchase authorization for up to 3,000,000 shares of United’s common stock, which expired in 2008.  During, 2007, 2,000,000 shares had been purchased under the authorization.  No additional shares were purchased in 2008.

United’s Amended and Restated 2000 Key Employee Stock Option Plan allows option holders to exercise stock options by delivering previously acquired shares having a fair market value equal to the exercise price provided that the shares delivered must have been held by the option holder for at least six months.  During 2008 and 2007, optionees delivered 33,759 and 1,755 shares, respectively, to exercise stock options.  No shares were delivered to exercise stock options in 2009.

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

On December 5, 2008, United participated in Treasury’s CPP by issuing 180,000 shares of Series B Preferred Stock and the Warrant to purchase 2,132,701 shares (1,099,542 shares, as adjusted for subsequent stock dividends and a 50% reduction following United’s recent stock offering) of United Community Banks, Inc.’s common stock at a price of $12.66 per share ($12.28 per share, as adjusted for subsequent stock dividends) for an aggregate purchase price of $180 million.  The Series B Preferred Stock qualifies as Tier I capital under risk-based capital guidelines and will pay cumulative dividends at a rate of 5% per annum for the first five years and 9% per annum thereafter.  The Series B Preferred Stock may be redeemed at the stated amount of $1,000 per share plus any accrued and unpaid dividends without penalty and without the need to raise new capital, subject to Treasury’s consultation with the recipient’s appropriate regulatory agency.  The Series B Preferred Stock is non-voting except for class voting rights on matters that would adversely affect the rights of the holders of the Series B Preferred Stock.

Performance Graph.  Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on United’s common stock against the cumulative total return on the Nasdaq Stock Market (U.S. Companies) Index and the Nasdaq Bank Stocks Index for the five-year period commencing December 31, 2004 and ending on December 31, 2009.

FIVE YEAR CUMULATIVE TOTAL RETURNS*

COMPARISON OF UNITED COMMUNITY BANKS, INC.,
NASDAQ STOCK MARKET (U.S.) INDEX
AND NASDAQ BANK INDEX
As of December 31

135.00
110.00
85.00
60.00
35.00
10.00
DOLLARS
2004
2005
2006
2007
2008
2009
United Community Banks, Inc.
Nasdaq Stock Market (U.S.) Index
Nasdaq Bank Index

	Cumulative Total Returns *
	2004	2005	2006	2007	2008	2009
United Community Banks, Inc.	$100	$100	$123	$61	$54	$14
Nasdaq Stock Market (U.S.) Index	100	102	112	122	59	84
Nasdaq Bank Index	100	98	110	87	63	53

*  Assumes $100 invested on December 31, 2004 in United’s common stock and above noted indexes.  Total return includes reinvestment of dividends at the closing stock price of the common stock on the dividend payment date and the closing values of stock and indexes as of December 31 of each year.

ITEM 6. SELECTED FINANCIAL DATA.
For the Years Ended December 31,
(in thousands, except per share data; taxable equivalent)	2009		2008		2007	2006	2005
INCOME SUMMARY
Net interest revenue	$245,227		$238,704		$274,483	$237,880	$196,799
Provision for loan losses (1)	310,000		184,000		37,600	14,600	12,100
Operating fee revenue (2)	58,788		53,141		62,651	49,095	46,148
Total operating revenue (1)(2)	(5,985)		107,845		299,534	272,375	230,847
Operating expenses (3)	224,055		206,699		190,061	162,070	140,808
Operating (loss) income before taxes	(230,040)		(98,854)		109,473	110,305	90,039
Operating income taxes	(91,448)		(35,404)		40,482	41,490	33,297
Net operating (loss) income	(138,592)		(63,450)		68,991	68,815	56,742
Gain from acquisition, net of tax	7,062		-		-	-	-
Noncash goodwill impairment charge	(95,000)		-		-	-	-
Severance cost, net of tax benefit	(1,797)		-		-	-	-
Fraud loss provision, net of tax benefit	-		-		(10,998)	-	-
Net (loss) income	(228,327)		(63,450)		57,993	68,815	56,742
Preferred dividends and discount accretion	10,242		724		18	19	23
Net (loss) income available to common shareholders	$(238,569)		$(64,174)		$57,975	$68,796	$56,719

PERFORMANCE MEASURES
Per common share:
Diluted operating (loss) earnings (1)(2)(3)	$(2.47)		$(1.35)		$1.48	$1.66	$1.43
Diluted (loss) earnings	(3.95)		(1.35)		1.24	1.66	1.43
Cash dividends declared (rounded)	-		.18		.36	.32	.28
Stock dividends declared (6)	3 for 130		2 for 130		-	-	-
Book value	8.36		16.95		17.73	14.37	11.80
Tangible book value (5)	6.02		10.39		10.94	10.57	8.94

Key performance ratios:
Return on equity (4)	(34.40	) %	(7.82	) %	7.79%	13.28%	13.46%
Return on assets	(2.76)		(.76)		.75	1.09	1.04
Net interest margin	3.29		3.18		3.88	4.05	3.85
Operating efficiency ratio (2)(3)	74.37		70.49		56.53	56.35	57.77
Equity to assets	11.12		10.22		9.61	8.06	7.63
Tangible equity to assets (5)	8.33		6.67		6.63	6.32	5.64
Tangible common equity to assets (5)	6.15		6.57		6.63	6.32	5.64
Tangible common equity to risk-weighted assets (5)	10.39		8.34		8.21	8.09	7.75

ASSET QUALITY *
Non-performing loans	$264,092		$190,723		$28,219	$12,458	$11,997
Foreclosed properties	120,770		59,768		18,039	1,196	998
Total non-performing assets (NPAs)	384,862		250,491		46,258	13,654	12,995
Allowance for loan losses	155,602		122,271		89,423	66,566	53,595
Operating net charge-offs (1)	276,669		151,152		21,834	5,524	5,701
Allowance for loan losses to loans	3.02%		2.14%		1.51%	1.24%	1.22%
Operating net charge-offs to average loans (1)	5.03		2.57		.38	.12	.14
NPAs to loans and foreclosed properties	7.30		4.35		.78	.25	.30
NPAs to total assets	4.81		2.92		.56	.19	.22

AVERAGE BALANCES
Loans	$5,547,915		$5,890,889		$5,734,608	$4,800,981	$4,061,091
Investment securities	1,656,492		1,489,036		1,277,935	1,041,897	989,201
Earning assets	7,464,639		7,504,186		7,070,900	5,877,483	5,109,053
Total assets	8,269,387		8,319,201		7,730,530	6,287,148	5,472,200
Deposits	6,712,605		6,524,457		6,028,625	5,017,435	4,003,084
Shareholders’ equity	919,631		850,426		742,771	506,946	417,309
Common shares - Basic	60,374		47,369		45,948	40,413	38,477
Common shares - Diluted	60,374		47,369		46,593	41,575	39,721

AT YEAR END
Loans *	$5,151,476		$5,704,861		$5,929,263	$5,376,538	$4,398,286
Investment securities	1,530,047		1,617,187		1,356,846	1,107,153	990,687
Total assets	7,999,914		8,591,933		8,207,302	7,101,249	5,865,756
Deposits	6,627,834		7,003,624		6,075,951	5,772,886	4,477,600
Shareholders’ equity	962,321		989,382		831,902	616,767	472,686
Common shares outstanding	94,046		48,009		46,903	42,891	40,020

(1)  Excludes pre-tax provision for fraud-related loan losses and related charge-offs of $18 million, net of income tax benefit of $7 million in 2007.  (2)  Excludes the gain from acquisition of $11.4 million, net of income tax expense of $4.3 million in 2009. (3)  Excludes the goodwill impairment charge of $95 million and severance costs of $2.9 million, net of income tax benefit of $1.1 million in 2009.  (4)  Net (loss) income available to common shareholders, which is net of preferred stock dividends, divided by average realized common equity, which excludes accumulated other comprehensive income (loss).  (5)  Excludes effect of acquisition related intangibles and associated amortization.  (6)  Number of new shares issued for shares currently held.

* Excludes loans and foreclosed properties covered by loss sharing agreements with the FDIC.

Selected Financial Data (Continued)

	2009								2008
(in thousands, except per share	Fourth		Third		Second		First		Fourth		Third		Second	First
data; taxable equivalent)	Quarter		Quarter		Quarter		Quarter		Quarter		Quarter		Quarter	Quarter
INCOME SUMMARY
Interest revenue	$97,481		$101,181		$102,737		$103,562		$108,434		$112,510		$116,984	$129,041
Interest expense	33,552		38,177		41,855		46,150		56,561		53,719		55,231	62,754
Net interest revenue	63,929		63,004		60,882		57,412		51,873		58,791		61,753	66,287
Provision for loan losses	90,000		95,000		60,000		65,000		85,000		76,000		15,500	7,500
Operating fee revenue (1)	17,221		15,671		13,050		12,846		10,718		13,121		15,105	14,197
Total operating revenue (1)	(8,850)		(16,325)		13,932		5,258		(22,409)		(4,088)		61,358	72,984
Operating expenses (2)	62,532		53,606		55,348		52,569		52,439		56,970		49,761	47,529
Operating loss before taxes	(71,382)		(69,931)		(41,416)		(47,311)		(74,848)		(61,058)		11,597	25,455
Operating income tax (benefit) expense	(31,547)		(26,213)		(18,353)		(15,335)		(28,101)		(21,184)		4,504	9,377
Net operating (loss) income (1)(2)	(39,835)		(43,718)		(23,063)		(31,976)		(46,747)		(39,874)		7,093	16,078
Gain from acquisition, net of tax expense	-		-		7,062		-		-		-		-	-
Noncash goodwill impairment charge	-		(25,000)		-		(70,000)		-		-		-	-
Severance costs, net of tax benefit	-		-		-		(1,797)		-		-		-	-
Net (loss) income	(39,835)		(68,718)		(16,001)		(103,773)		(46,747)		(39,874)		7,093	16,078
Preferred dividends and discount accretion	2,567		2,562		2,559		2,554		712		4		4	4
Net (loss) income available to common shareholders	$(42,402)		$(71,280)		$(18,560)		$(106,327)		$(47,459)		$(39,878)		$7,089	$16,074

PERFORMANCE MEASURES
Per common share:
Diluted operating (loss) income (1)(2)	$(.45)		$(.93)		$(.53)		$(.71)		$(.99)		$(.84)		$.15	$.34
Diluted (loss) income	(.45)		(1.43)		(.38)		(2.20)		(.99)		(.84)		.15	.34
Cash dividends declared	-		-		-		-		-		-		.09	.09
Stock dividends declared (6)	-		1 for 130		1 for 130		1 for 130		1 for 130		1 for 130		-	-
Book value	8.36		8.85		13.87		14.70		16.95		17.12		17.75	18.50
Tangible book value (4)	6.02		6.50		8.85		9.65		10.39		10.48		11.03	11.76

Key performance ratios:
Return on equity (3)(5)	(22.08	) %	(45.52	) %	(11.42	) %	(58.28	) %	(23.83	) %	(19.07	) %	3.41%	7.85%
Return on assets (5)	(1.91)		(3.32)		(.78)		(5.03)		(2.19)		(1.94)		.34	.78
Net interest margin (5)	3.40		3.39		3.28		3.08		2.70		3.17		3.32	3.55
Operating efficiency ratio (1)(2)	79.02		69.15		74.15		75.15		81.34		79.35		65.05	59.03
Equity to assets	11.94		10.27		10.71		11.56		10.04		10.26		10.32	10.28
Tangible equity to assets (4)	9.53		7.55		7.96		8.24		6.56		6.64		6.76	6.72
Tangible common equity to assets (4)	7.37		5.36		5.77		6.09		6.21		6.64		6.76	6.72
Tangible common equity to
risk-weighted assets (4)	10.39		10.67		7.49		8.03		8.34		8.26		8.51	8.76

ASSET QUALITY *
Non-performing loans	$264,092		$304,381		$287,848		$259,155		$190,723		$139,266		$123,786	$67,728
Foreclosed properties	120,770		110,610		104,754		75,383		59,768		38,438		28,378	22,136
Total non-performing assets (NPAs)	384,862		414,991		392,602		334,538		250,491		177,704		152,164	89,864
Allowance for loan losses	155,602		150,187		145,678		143,990		122,271		111,299		91,035	89,848
Net charge-offs	84,585		90,491		58,312		43,281		74,028		55,736		14,313	7,075
Allowance for loan losses to loans	3.02%		2.80%		2.64%		2.56%		2.14%		1.91%		1.53%	1.51%
Net charge-offs to average loans (5)	6.37		6.57		4.18		3.09		5.09		3.77		.97	.48
NPAs to loans and foreclosed properties	7.30		7.58		6.99		5.86		4.35		3.03		2.55	1.50
NPAs to total assets	4.81		4.91		4.63		4.09		2.92		2.19		1.84	1.07

AVERAGE BALANCES
Loans	$5,357,150		$5,565,498		$5,597,259		$5,675,054		$5,784,139		$5,889,168		$5,933,143	$5,958,296
Investment securities	1,528,805		1,615,499		1,771,482		1,712,654		1,508,808		1,454,740		1,507,240	1,485,515
Earning assets	7,486,790		7,400,539		7,442,178		7,530,230		7,662,536		7,384,287		7,478,018	7,491,480
Total assets	8,286,544		8,208,199		8,212,140		8,372,281		8,487,017		8,164,694		8,298,517	8,326,428
Deposits	6,835,052		6,689,948		6,544,537		6,780,531		6,982,229		6,597,339		6,461,361	6,051,069
Shareholders’ equity	989,279		843,130		879,210		967,505		851,956		837,487		856,727	855,659
Common shares - basic	94,219		49,771		48,794		48,324		47,844		47,417		47,158	47,052
Common shares - diluted	94,219		49,771		48,794		48,324		47,844		47,417		47,249	47,272

AT PERIOD END
Loans *	$5,151,476		$5,362,689		$5,513,087		$5,632,705		$5,704,861		$5,829,937		$5,933,141	$5,967,839
Investment securities	1,530,047		1,532,514		1,816,787		1,719,033		1,617,187		1,400,827		1,430,588	1,508,402
Total assets	7,999,914		8,443,617		8,477,355		8,171,663		8,591,933		8,113,961		8,276,165	8,390,546
Deposits	6,627,834		6,821,306		6,848,760		6,616,488		7,003,624		6,689,335		6,696,456	6,175,769
Shareholders’ equity	962,321		1,006,638		855,272		888,853		989,382		816,880		837,890	871,452
Common shares outstanding	94,046		93,901		48,933		48,487		48,009		47,596		47,096	47,004

(1)  Excludes the gain from acquisition of $11.4 million, net of income tax expense of $4.3 million in the second quarter of 2009.  (2)  Excludes the goodwill impairment charges of $25 million and $70 million in the third and first quarters of 2009, respectively, and severance costs of $2.9 million, net of income tax benefit of $1.1 million in the first quarter of 2009.  (3)  Net (loss) income available to common shareholders, which is net of preferred stock dividends, divided by average realized common equity, which excludes accumulated other comprehensive income (loss).  (4)  Excludes effect of acquisition related intangibles and associated amortization.  (5)  Annualized.  (6)  Number of new shares issued for shares currently held.

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

Operating loss and operating loss per diluted share are non-GAAP performance measures.  United’s management believes that operating performance is useful in analyzing the company’s financial performance trends since it excludes items that are non-recurring in nature and therefore most of the discussion in this section will refer to operating performance measures.  A reconciliation of these operating performance measures to GAAP performance measures is included in the table on page 28.

Since mid-2007, and continuing through 2009, the financial markets and economic conditions generally were materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity. This was initially triggered by declines in home prices and the values of subprime mortgages, but spread to all residential construction, and residential mortgages as property prices declined rapidly and to nearly all asset classes.  The effect of the market and economic downturn also spread to other areas of the credit markets and in the availability of liquidity.  The magnitude of these declines led to a crisis of confidence in the financial sector as a result of concerns about the capital base and viability of certain financial institutions. During this period, interbank lending and commercial paper borrowing fell sharply, precipitating a credit freeze for both institutional and individual borrowers.  Unemployment has also increased significantly.

These events created serious concerns about the safety and soundness of the entire financial services industry.  The recently enacted Emergency Economic Stabilization Act of 2008 was signed into law in response to the financial crisis affecting the banking system, financial markets and economic conditions generally.  Pursuant to EESA, Treasury has the authority under the Troubled Asset Relief Program to purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.  Treasury announced the Capital Purchase Program under TARP pursuant to which it has purchased and will continue to purchase senior preferred stock in participating financial institutions. The EESA followed, and has been followed by, numerous actions by the Board of Governors of the Federal Reserve System, the U.S. Congress, Treasury, the Federal Deposit Insurance Corporation, the SEC and others to address the current crisis, including the American Recovery and Reinvestment Act of 2009.

United’s markets have been severely disrupted by the weak housing market which resulted in the buildup of surplus housing and finished lot inventory, particularly within the Atlanta, Georgia MSA and north and coastal Georgia, which has put considerable stress on the residential construction portion of United’s loan portfolio.  The weak economic conditions spread beyond the housing market, pushing unemployment to levels not seen in decades. As a result, United reported a net loss of $228.3 million in 2009, which included non-cash charges of $95 million for goodwill impairment, a $2.9 million charge for a reduction in workforce, and a gain of $11.4 million for the acquisition of Southern Community Bank (“SCB”).  This compared to a net loss of $63.5 million in 2008. United’s net operating loss for 2009 was $138.6 million, which excludes the gain on acquisition, goodwill impairment and severance costs, compared to a net operating loss of $63.5 million for the twelve months ended December 31, 2008.  Diluted operating loss per common share was $2.47 for the year ended December 31, 2009, compared with a diluted operating loss per common share of $1.35 for 2008.  The gain on acquisition, goodwill impairment and severance costs represented $0.12 per share, $1.57 per share and $0.03 per share, respectively, for the year, bringing the net loss per common share to $3.95.  The increased loss from 2008 reflected higher credit losses and the goodwill impairment charges, offset by net interest margin improvement resulting from lower deposit pricing, wider credit spreads in loan pricing and the elimination of much of the excess liquidity built up at the end of 2008.

United’s approach to managing through the challenging economic cycle has been to aggressively deal with its credit problems and dispose of troubled assets quickly, taking losses as necessary.  As a result, United’s provision for loan losses was $310 million in 2009 compared with $184 million in 2008.  Net charge-offs for 2009 were $276.7 million compared with $151.2 million in 2008.  At the end of 2009, United’s allowance for loan losses of $155.6 million was 3.02% of loans compared with $122.3 million or 2.14% of loans at the end of 2008, and total non-performing assets were $384.9 million compared with $250.5 million at the end of 2008.

Taxable equivalent net interest revenue was $245.2 million for 2009, up $6.5 million from 2008.  The increase in net interest revenue was the result of the 11 basis point improvement in the net interest margin which increased from 3.18% in 2008 to 3.29% in 2009.

The weak economic conditions of 2009 were reflected in other components of United’s earnings; however some areas began to show improvement from the prior year.  Operating fee revenue of $58.8 million was up $5.6 million or 11% from 2008.  Mortgage and related fees increased due to a significant rise in refinancing activity, as mortgage rates fell to historical lows.  Consulting fees increased due to the demand for regulatory compliance assistance services.  Brokerage fees dropped as uncertainty in the financial markets continued.  In 2009, United also recognized a gain of $11.4 million related to the FDIC assisted acquisition of SCB which is not included in operating fee revenue.  The gain resulted from the bargain purchase since the purchase price was less than the value of the net assets and liabilities received.

United continued to control expenses in 2009, through a 10% reduction in headcount and further lowering of discretionary spending such as advertising and public relations expense and postage, printing and supplies expense.  Operating expenses for 2009 were $224.1 million, an increase of $17.4 million, or 8% from 2008.  Higher foreclosed property expense and FDIC insurance expense accounted for $13.3 million and $10.0 million, respectively, of the increase in operating expenses.  In addition, United recorded $95.0 million in goodwill impairment charges in 2009 which is not reported in operating expenses.

At the end of 2009, United held $129.7 million in commercial paper as short-term investments and $100 million in other short-term funds as part of its continued emphasis on liquidity.  Loans at December 31, 2009 were $5.2 billion, down $553.4 million from the end of 2008, due to United’s efforts to reduce exposure to residential construction loans.  Totaling $1.1 billion, residential construction loans at December 31, 2009 represented 20% of outstanding loans, down from 26% at the end of 2008, a decrease of $428.6 million.  Deposits were down $375.8 million to $6.6 billion, as United focused on reducing interest expense, allowing runoff of CD’s from a previous promotion.  At the same time, United’s focus was to increase low cost core transaction deposits which grew $210 million in 2009.  At the end of 2009, total equity capital was $962.3 million, down $27.1 million from December 31, 2008 reflecting the net loss of 2009, offset by the sale of $211.1 million in common stock at the end of the third quarter of 2009.  The 2009 loss includes non-cash charges of $95 million for goodwill impairment, which reduced shareholders’ equity but had no impact on regulatory capital.  The additional capital leaves all of United’s regulatory capital ratios significantly above well capitalized levels.

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

The most significant accounting policies for United are presented in Note 1 to the consolidated financial statements.  These policies, along with the disclosures presented in the other financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined.  Management views critical accounting policies to be those that are highly dependent on subjective or complex judgments, estimates and assumptions, and where changes in those estimates and assumptions could have a significant effect on the financial statements.  Management considers the accounting policies related to the allowance for loan losses, fair value measurements, intangible assets and income taxes to be critical accounting policies.

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

The allowance for loan losses consists of an allocated component and an unallocated component.  The components of the allowance for loan losses represent an estimate.  The allocated component of the allowance for loan losses reflects expected losses resulting from analyses developed through specific credit allocations for individual loans and historical loss experience for each loan category.  The specific credit allocations are based on regular analyses of all non–accrual loans over $500,000, which are considered impaired loans. These analyses involve judgment in estimating the amount of loss associated with specific loans, including estimating the amount and timing of future cash flows and collateral values.  The historical loss element is determined using the average of actual losses incurred over the prior two years for each type of loan.  The historical loss experience is adjusted for known changes in economic conditions and credit quality trends such as changes in the amount of past due and nonperforming loans.  The resulting loss allocation factors are applied to the balance of each type of loan after removing the balance of impaired loans and other specifically allocated loans from each category.  The loss allocation factors are updated annually.  The allocated component of the allowance for loan losses also includes consideration of concentrations of credit and changes in portfolio mix.

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

Fair Value Measurements

United’s impaired loans and foreclosed assets may be measured and carried at “fair value”, the determination of which requires management to make assumptions, estimates and judgments.  At December 31, 2009, the percentage of total assets measured at fair value was 22%.  See Note 21 “Fair Value” in the consolidated financial statements herein for additional disclosures regarding the fair value of our assets and liabilities.

When a loan is considered impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.  In addition, foreclosed assets are carried at the lower of cost or “fair value”, less cost to sell, following foreclosure.  “Fair value” is defined by GAAP “as the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date.”  GAAP further defines an “orderly transaction” as “a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets it is not a forced transaction (for example, a forced liquidation or distress sale).”  Recently in the Bank’s markets there have been very few transactions in the type of assets which represent the vast majority of the Bank’s impaired loans and foreclosed properties which reflect “orderly transactions” as so defined. Instead, most transactions in comparable assets have been distressed sales not indicative of “fair value.”  Accordingly, the determination of fair value in the current environment is difficult and more subjective than it would be in a stable real estate environment.  Although management believes its processes for determining the value of these assets are appropriate factors and allow United to arrive at a fair value, the processes require management judgment and assumptions and the value of such assets at the time they are revalued or divested may be significantly different from management’s determination of fair value.  In addition, because of this increased subjectivity in fair value determinations, there is greater than usual grounds for differences in opinions, which may result in increased disagreements between management and the Bank’s regulators, disagreements which could impair the relationship between the Bank and its regulators.

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

During the first quarter of 2009, United updated its annual goodwill impairment assessment as a result of its stock price falling significantly below tangible book value.  As a result of the updated assessment, goodwill was found to be impaired and was written down to its estimated fair value.  The impairment charge of $70 million was recognized as an expense in the first quarter of 2009 consolidated statement of income.  Although conditions in the second quarter did not lead management to believe that further impairment existed, due to further weakness in United’s loan portfolio and management’s expectation for higher credit losses, goodwill was tested for impairment again in the third quarter of 2009.  Goodwill was found to have additional impairment resulting in a charge of $25 million.  United performed its annual goodwill impairment analysis as of December 31, 2009 and no further impairment was identified.

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

At December 31, 2009, United had net deferred tax assets of $69.2 million, including a valuation allowance of $3.9 million related to state tax credits that are expected to expire unused.  Accounting Standards Codification Topic 740, Income Taxes, requires that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard.  United’s management considers both positive and negative evidence and analyzes changes in near-term market conditions as well as other factors which may impact future operating results.  In making such judgments, significant weight is given to evidence that can be objectively verified.  At December 31, 2009, United’s management believes that it is more likely than not that, with the exception of those state tax credits that are expected to expire unused due to a relatively short carryforward period of three years, it will be able to realize its deferred tax benefits through its ability to carry losses forward to future profitable years.  Despite recent losses and the challenging economic environment, United has a history of strong earnings, is well-capitalized, and has cautiously optimistic expectations regarding future taxable income.  The deferred tax assets are analyzed quarterly for changes affecting their ability to be realized, and there can be no guarantee that a valuation allowance will not be necessary in future periods.

Regulatory risk-based capital rules limit the amount of deferred tax assets that a bank or bank holding company can include in Tier I capital.  Generally, deferred tax assets that are dependent upon future taxable income are limited to the lesser of: (i) the amount of such deferred tax assets that the bank expects to realize within one year of the calendar quarter-end date, based on its projected future taxable income for that year or (ii) 10% of the amount of the bank’s Tier 1 capital.  At December 31, 2009, United had fully utilized its ability to carry losses back to open tax years.  Therefore United’s realization of its deferred tax assets is dependent upon future taxable income.  Accordingly, United has excluded the entire balance of its net deferred tax asset from Tier I capital in calculating its risk-based capital ratios.

In February of 2009, the American Recovery and Reinvestment Act amended the Internal Revenue Code to allow eligible small businesses to carry back 2008 net operating losses (“NOL’s”) for a period of three, four or five years, instead of the usual two-year limit.  In November of 2009, the Worker, Homeownership, and Business Assistance Act expanded this treatment to include NOL’s incurred in 2009 and allowed all businesses, not just eligible small businesses, to make the election.  However the election is not available to participants in the U.S. Treasury’s Capital Purchase Program, therefore United is not able to utilize this treatment.

Mergers and Acquisitions

United selectively engages in the evaluation of strategic partnerships.  Mergers and acquisitions present opportunities to enter new markets with an established presence and a capable management team already in place.  United employs certain criteria to ensure that any merger or acquisition candidate meets strategic growth and earnings objectives that will build future franchise value for shareholders.  Additionally, the criteria include ensuring that management of a potential partner shares United’s community banking philosophy of premium service quality and operates in attractive markets with excellent opportunities for further organic growth.  As part of this strategy, United completed one federally assisted acquisition in 2009 and one bank merger in 2007.  United will continue to evaluate potential transactions as they are presented, including acquisitions of failed banks to the extent we are permitted to bid on them.

On June 19, 2009, United Community Bank (“UCB”) purchased substantially all the assets and assumed substantially all the liabilities of Southern Community Bank (“SCB”) from the Federal Deposit Insurance Corporation as Receiver of SCB.  SCB operated five commercial banking branches on the south side of Atlanta in Fayetteville, Peachtree City, Locust Grove and Newnan, Georgia.  The FDIC took SCB under receivership upon SCB’s closure by the Georgia Department of Banking and Finance at the close of business on June 19, 2009.  The transaction resulted in a cash payment of $31 million from the FDIC to UCB.  Further, UCB and the FDIC entered into loss sharing agreements regarding future losses incurred on loans and foreclosed loan collateral existing at June 19, 2009.  Under the terms of the loss sharing agreements, the FDIC will absorb 80 percent of losses and share 80 percent of loss recoveries on the first $109 million of losses, and absorb 95 percent of losses and share in 95 percent of loss recoveries exceeding $109 million.  The term for loss sharing on 1 to 4 family loans is ten years, while the term for loss sharing on all other loans is five years.

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

Non-GAAP Financial Measures

This Form 10-K contains non-GAAP financial measures determined by methods other than in accordance with generally accepted accounting principles (“GAAP”).  Such non-GAAP financial measures include, among others, the following:  operating revenue, operating expense, operating (loss) income, operating earnings (loss) per share and operating earnings (loss) per diluted share.  Management uses these non-GAAP financial measures because it believes it is useful for evaluating our operations and performance over periods of time, as well as in managing and evaluating our business and in discussions about our operations and performance.  Management believes these non-GAAP financial measures provide users of our financial information with a meaningful measure for assessing our financial results and credit trends, as well as comparison to financial results for prior periods.  These non-GAAP financial measures should not be considered as a substitute for operating results determined in accordance with GAAP and may not be comparable to other similarly titled financial measures used by other companies.  A reconciliation of these operating performance measures to GAAP performance measures is included on the tables on pages 28 and 29.

In 2009, United recorded non-cash goodwill impairment charges of $25 million and $70 million during the third and first quarters, respectively.  In addition, United recorded severance costs of $2.9 million during the first quarter of 2009 and a gain on the acquisition of SCB in the amount of $11.4 million during the second quarter of 2009.

In June 2007, the North Carolina Attorney General appointed a receiver to take custody of the assets of the developers of two failed real estate developments near Spruce Pine, North Carolina, citing possible fraud on the part of the developers.  United had loans to 83 individual borrowers totaling $23.6 million secured by undeveloped lots in these developments.  United was one of twelve banks that had loaned money to borrowers to finance the purchase of lots.  The loans were made to appropriately qualified borrowers in accordance with our standard underwriting procedures.  At the time the loans were made, we were not aware that most of the borrowers were simultaneously obtaining loans for additional lots at other banks and thereby taking on debt possibly beyond their repayment ability.  We were also unaware that the borrowers’ down payments were not paid in cash as indicated on the closing documents, but were financed by the developer and that the developer agreed to service the borrowers’ debts.  We also subsequently learned that the appraisals relied upon in the underwriting process had been inflated by using comparable sales that were not at arm’s length to persons related to the developer and that many of the lots were subdivided into parcels that are too small to be used for their intended purpose.  United recognized a provision for fraud-related loan losses of $18 million in 2007 related to these loans and charged-off an equal amount of loans.  The special provision reduced net income by $11 million and reduced diluted earnings per share by $0.24 in 2007.

Net operating income (loss) excludes the effect of the goodwill impairment charges of $95 million, the $11.4 million gain on acquisition, and the $2.9 million in severance costs in 2009, and the special $18 million fraud-related provision for loan losses in 2007, because management believes that the circumstances leading to the provision and such charges and gains were isolated, non-recurring events and do not reflect overall trends in United’s earnings and financial performance.  Management believes this non-GAAP net operating income (loss) provides users of United’s financial information with a meaningful measure for assessing United’s financial results and credit trends, as well as comparison to financial results for prior periods.

The following pages contain a reconciliation of net operating income to GAAP net income.

Table 1 - Operating Earnings to GAAP Earnings Reconciliation - Annual
Selected Financial Information

(in thousands, except per share data; taxable equivalent)	2009	2008	2007	2006	2005
Interest revenue reconciliation
Interest revenue - taxable equivalent	$404,961	$466,969	$550,917	$446,695	$324,225
Taxable equivalent adjustment	(2,132)	(2,261)	(1,881)	(1,868)	(1,636)
Interest revenue (GAAP)	$402,829	$464,708	$549,036	$444,827	$322,589
Net interest revenue reconciliation
Net interest revenue - taxable equivalent	$245,227	$238,704	$274,483	$237,880	$196,799
Taxable equivalent adjustment	(2,132)	(2,261)	(1,881)	(1,868)	(1,636)
Net interest revenue (GAAP)	$243,095	$236,443	$272,602	$236,012	$195,163
Provision for loan losses reconciliation
Operating provision for loan losses	$310,000	$184,000	$37,600	$14,600	$12,100
Special fraud-related provision for loan losses	-	-	18,000	-	-
Provision for loan losses (GAAP)	$310,000	$184,000	$55,600	$14,600	$12,100
Fee revenue reconciliation
Operating fee revenue	$58,788	$53,141	$62,651	$49,095	$46,148
Gain from acquisition	11,390	-	-	-	-
Fee revenue (GAAP)	$70,178	$53,141	$62,651	$49,095	$46,148
Total revenue reconciliation
Total operating revenue	$(5,985)	$107,845	$299,534	$272,375	$230,847
Taxable equivalent adjustment	(2,132)	(2,261)	(1,881)	(1,868)	(1,636)
Gain from acquisition	11,390	-	-	-	-
Special fraud-related provision for loan losses	-	-	(18,000)	-	-
Total revenue (GAAP)	$3,273	$105,584	$279,653	$270,507	$229,211
Expense reconciliation
Operating expense	$224,055	$206,699	$190,061	$162,070	$140,808
Noncash goodwill impairment charge	95,000	-	-	-	-
Severance costs	2,898	-	-	-	-
Operating expense (GAAP)	$321,953	$206,699	$190,061	$162,070	$140,808
(Loss) income before taxes reconciliation
Operating (loss) income before taxes	$(230,040)	$(98,854)	$109,473	$110,305	$90,039
Taxable equivalent adjustment	(2,132)	(2,261)	(1,881)	(1,868)	(1,636)
Gain from acquisition	11,390	-	-	-	-
Noncash goodwill impairment charge	(95,000)	-	-	-	-
Severance costs	(2,898)	-	-	-	-
Special fraud-related provision for loan losses	-	-	(18,000)	-	-
(Loss) income before taxes (GAAP)	$(318,680)	$(101,115)	$89,592	$108,437	$88,403
Income tax (benefit) expense reconciliation
Operating income tax (benefit) expense	$(91,448)	$(35,404)	$40,482	$41,490	$33,297
Taxable equivalent adjustment	(2,132)	(2,261)	(1,881)	(1,868)	(1,636)
Gain from acquisition, tax expense	4,328	-	-	-	-
Severance costs, tax benefit	(1,101)	-	-	-	-
Special fraud-related provision for loan losses	-	-	(7,002)	-	-
Income tax (benefit) expense (GAAP)	$(90,353)	$(37,665)	$31,599	$39,622	$31,661
(Loss) earnings per common share reconciliation
Operating (loss) earnings per common share	$(2.47)	$(1.35)	$1.48	$1.66	$1.43
Gain from acquisition	.12	-	-	-	-
Noncash goodwill impairment charge	(1.57)	-	-	-	-
Severance costs	(.03)	-	-	-	-
Special fraud-related provision for loan losses	-	-	(.24)	-	-
(Loss) earnings per common share (GAAP)	$(3.95)	$(1.35)	$1.24	$1.66	$1.43
Book value reconciliation
Tangible book value	$6.02	$10.39	$10.94	$10.57	$8.94
Effect of goodwill and other intangibles	2.34	6.56	6.79	3.80	2.86
Book value (GAAP)	$8.36	$16.95	$17.73	$14.37	$11.80
Efficiency ratio reconciliation
Operating efficiency ratio	74.37%	70.49%	56.53%	56.35%	57.77%
Gain from acquisition	(2.71)	-	-	-	-
Noncash goodwill impairment charge	30.39	-	-	-	-
Severance costs	.93	-	-	-	-
Efficiency ratio (GAAP)	102.98%	70.49%	56.53%	56.35%	57.77%
Average equity to assets reconciliation
Tangible common equity to assets	6.15%	6.57%	6.63%	6.32%	5.64%
Effect of preferred equity	2.18	.10	-	-	-
Tangible equity to assets	8.33	6.67	6.63	6.32	5.64
Effect of goodwill and other intangibles	2.79	3.55	2.98	1.74	1.99
Equity to assets (GAAP)	11.12%	10.22%	9.61%	8.06%	7.63%
Actual tangible common equity to risk-weighted assets reconciliation
Tangible common equity to risk-weighted assets	10.39%	8.34%	8.21%	8.09%	7.75%
Effect of other comprehensive income	(.87)	(.91)	(.23)	.07	.23
Effect of deferred tax limitation	(1.27)	-	-	-	-
Effect of trust preferred	.97	.88	.65	.81	.89
Effect of preferred equity	3.19	2.90	-	.01	.01
Tier I capital ratio (Regulatory)	12.41%	11.21%	8.63%	8.98%	8.88%
Net charge-offs reconciliation
Operating net charge-offs	$276,669	$151,152	$21,834	$5,524	$5,701
Fraud related charge-offs	-	-	18,000	-	-
Net charge-offs (GAAP)	$276,669	$151,152	$39,834	$5,524	$5,701
Net charge-offs to average loans reconciliation
Operating net charge-offs to average loans	5.03%	2.57%	.38%	.12%	.14%
Effect of fraud related charge offs	-	-	.31	-	-
Net charge-offs to average loans (GAAP)	5.03%	2.57%	.69%	.12%	.14%

Table 1 (Continued) - Operating Earnings to GAAP Earnings Reconciliation - Quarterly
Selected Financial Information

	2009				2008
(in thousands, except per share	Fourth	Third	Second	First	Fourth	Third	Second	First
data; taxable equivalent)	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Interest revenue reconciliation
Interest revenue - taxable equivalent	$97,481	$101,181	$102,737	$103,562	$108,434	$112,510	$116,984	$129,041
Taxable equivalent adjustment	(601)	(580)	(463)	(488)	(553)	(571)	(606)	(531)
Interest revenue (GAAP)	$96,880	$100,601	$102,274	$103,074	$107,881	$111,939	$116,378	$128,510

Net interest revenue reconciliation
Net interest revenue - taxable equivalent	$63,929	$63,004	$60,882	$57,412	$51,873	$58,791	$61,753	$66,287
Taxable equivalent adjustment	(601)	(580)	(463)	(488)	(553)	(571)	(606)	(531)
Net interest revenue (GAAP)	$63,328	$62,424	$60,419	$56,924	$51,320	$58,220	$61,147	$65,756

Fee revenue reconciliation
Operating fee revenue	$17,221	$15,671	$13,050	$12,846	$10,718	$13,121	$15,105	$14,197
Gain from acquisition	-	-	11,390	-	-	-	-	-
Fee revenue (GAAP)	$17,221	$15,671	$24,440	$12,846	$10,718	$13,121	$15,105	$14,197

Total revenue reconciliation
Total operating revenue	$(8,850)	$(16,325)	$13,932	$5,258	$(22,409)	$(4,088)	$61,358	$72,984
Taxable equivalent adjustment	(601)	(580)	(463)	(488)	(553)	(571)	(606)	(531)
Gain from acquisition	-	-	11,390	-	-	-	-	-
Total revenue (GAAP)	$(9,451)	$(16,905)	$24,859	$4,770	$(22,962)	$(4,659)	$60,752	$72,453

Expense reconciliation
Operating expense	$62,532	$53,606	$55,348	$52,569	$52,439	$56,970	$49,761	$47,529
Noncash goodwill impairment charge	-	25,000	-	70,000	-	-	-	-
Severance costs	-	-	-	2,898	-	-	-	-
Operating expense (GAAP)	$62,532	$78,606	$55,348	$125,467	$52,439	$56,970	$49,761	$47,529

(Loss) income before taxes reconciliation
Operating (loss) income before taxes	$(71,382)	$(69,931)	$(41,416)	$(47,311)	$(74,848)	$(61,058)	$11,597	$25,455
Taxable equivalent adjustment	(601)	(580)	(463)	(488)	(553)	(571)	(606)	(531)
Gain from acquisition	-	-	11,390	-	-	-	-	-
Noncash goodwill impairment charge	-	(25,000)	-	(70,000)	-	-	-	-
Severance costs	-	-	-	(2,898)	-	-	-	-
(Loss) income before taxes (GAAP)	$(71,983)	$(95,511)	$(30,489)	$(120,697)	$(75,401)	$(61,629)	$10,991	$24,924

Income tax (benefit) expense reconciliation
Operating income tax (benefit) expense	$(31,547)	$(26,213)	$(18,353)	$(15,335)	$(28,101)	$(21,184)	$4,504	$9,377
Taxable equivalent adjustment	(601)	(580)	(463)	(488)	(553)	(571)	(606)	(531)
Gain from acquisition, tax expense	-	-	4,328	-	-	-	-	-
Severance costs, tax benefit	-	-	-	(1,101)	-	-	-	-
Income tax (benefit) expense (GAAP)	$(32,148)	$(26,793)	$(14,488)	$(16,924)	$(28,654)	$(21,755)	$3,898	$8,846

(Loss) earnings per common share reconciliation
Operating (loss) earnings per common share	$(.45)	$(.93)	$(.53)	$(.71)	$(.99)	$(.84)	$.15	$.34
Gain from acquisition	-	-	.15	-	-	-	-	-
Noncash goodwill impairment charge	-	(.50)	-	(1.45)	-	-	-	-
Severance costs	-	-	-	(.04)	-	-	-	-
(Loss) earnings per common share (GAAP)	$(.45)	$(1.43)	$(.38)	$(2.20)	$(.99)	$(.84)	$.15	$.34

Book value reconciliation
Tangible book value	$6.02	$6.50	$8.85	$9.65	$10.39	$10.48	$11.03	$11.76
Effect of goodwill and other intangibles	2.34	2.35	5.02	5.05	6.56	6.64	6.72	6.74
Book value (GAAP)	$8.36	$8.85	$13.87	$14.70	$16.95	$17.12	$17.75	$18.50

Efficiency ratio reconciliation
Operating efficiency ratio	79.02%	69.15%	74.15%	75.15%	81.34%	79.35%	65.05%	59.03%
Gain from acquisition	-	-	(9.82)	-	-	-	-	-
Noncash goodwill impairment charge	-	32.24	-	100.06	-	-	-	-
Severance costs	-	-	-	4.14	-	-	-	-
Efficiency ratio (GAAP)	79.02%	101.39%	64.33%	179.35%	81.34%	79.35%	65.05%	59.03%

Average equity to assets reconciliation
Tangible common equity to assets	7.37%	5.36%	5.77%	6.09%	6.21%	6.64%	6.76%	6.72%
Effect of preferred equity	2.16	2.19	2.19	2.15	.35	-	-	-
Tangible equity to assets	9.53	7.55	7.96	8.24	6.56	6.64	6.76	6.72
Effect of goodwill and other intangibles	2.41	2.72	2.75	3.32	3.48	3.62	3.56	3.56
Equity to assets (GAAP)	11.94%	10.27%	10.71%	11.56%	10.04%	10.26%	10.32%	10.28%

Actual tangible common equity to risk-weighted assets reconciliation
Tangible common equity to risk-weighted assets	10.39%	10.67%	7.49%	8.03%	8.34%	8.26%	8.51%	8.76%
Effect of other comprehensive income	(.87)	(.90)	(.72)	(1.00)	(.91)	(.28)	(.01)	(.62)
Effect of deferred tax limitation	(1.27)	(.58)	(.22)	-	-	-	-	-
Effect of trust preferred	.97	.92	.90	.89	.88	.68	.67	.64
Effect of preferred equity	3.19	3.04	2.99	2.96	2.90	-	-	-
Tier I capital ratio (Regulatory)	12.41%	13.15%	10.44%	10.88%	11.21%	8.66%	9.17%	8.78%

Results of Operations

The remainder of this financial discussion focuses on operating earnings, which exclude the goodwill impairment charges, gain on acquisition and severance costs in 2009, and the fraud-related provision in 2007, except for the discussion of income taxes.  Operating and GAAP earnings were the same in 2008, 2006, and 2005. For additional information on operating earnings measures, refer to the preceding section on “Non-GAAP Financial Measures.”

Net Interest Revenue (Taxable Equivalent)

Net interest revenue (the difference between the interest earned on assets and the interest paid on deposits and other liabilities) is the single largest component of United’s revenue.  United actively manages this revenue source to provide an optimal level of revenue while balancing interest rate, credit, and liquidity risks.  Net interest revenue totaled $245.2 million in 2009, an increase of $6.5 million, or 3%, from the level recorded in 2008.  Net interest revenue for 2008 decreased $35.8 million, or 13%, from the 2007 level.

The increase in net interest revenue for 2009 was due primarily to improvement in the net interest margin resulting from management’s focus on improving earnings performance.  The margin had been on a downward trend throughout 2008 as a result of many factors including the decrease in the prime interest rate, intensely competitive deposit pricing, efforts to build liquidity and a higher level of non-performing assets. Deposit pricing competition began to ease late in the fourth quarter of 2008, and United intensified its focus on loan pricing to ensure that it was being adequately compensated for the credit risk it was taking.  Much of the improvement in loan pricing was due to United’s ability to negotiate floors (minimum interest rates) into its floating rate loans. The combined effect of easing deposit pricing and widening credit spreads in United’s loan portfolio led to the 11 basis point increase in the net interest margin from 2008 to 2009.

The average yield on loans decreased 74 basis points reflecting the falling prime lending rate on United’s predominantly prime-based loan portfolio and the higher level of non-performing loans.  Average loans decreased $343 million in 2009, or 6%, from 2008.  Loan volume slowed substantially in 2007 and 2008 and continued into 2009 reflecting weakness in the housing market, particularly in the Atlanta, Georgia MSA.

Average interest-earning assets for the year decreased $39.5 million, or less than 1%, from 2008.  The decrease reflects the shrinking loan portfolio resulting from weak demand brought on by the recession and high unemployment.  The decrease in interest-earning assets was more than offset by a $135.9 million decrease in interest-bearing liabilities from 2008 due to the rolling off of high-cost deposits as funding needs softened.  The average yield on interest-earning assets for 2009 was 5.43% down from 6.22% in 2008, reflecting the effect of lower short-term interest rates on United’s prime-based loans and increased levels of non-performing loans.

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

For 2009, 2008 and 2007, United’s net interest spread was 3.00%, 2.81%, and 3.34%, respectively, while the net interest margin was 3.29%, 3.18%, and 3.88%, respectively. Both the net interest margin and net interest spread expanded in 2009 after falling in 2008 due to the aggressive competitive pricing for deposits, the effect of the Federal Reserve’s action in lowering short-term rates in 2008 on United’s asset-sensitive balance sheet, actions taken to build-up liquidity with more expensive deposits, and due to the higher level of non-performing assets.  During most of 2008, there was aggressive competition for retail certificates of deposit (“CDs”), as banks competed for additional liquidity.  This competition kept retail CD rates relatively high while the prime rate was falling.  Competition for liquidity sources eased in the fourth quarter of 2008 allowing United the ability to reduce deposit pricing while maintaining sufficient liquidity.  The combined effect of lower deposit pricing and wider credit spreads and floors on loans resulted in an improving net interest margin and net interest spread throughout 2009.

The average rate on interest-bearing liabilities for 2009 was 2.43%, down from 3.41% in 2008, reflecting the effect of falling rates on United’s floating rate liabilities and United’s ability to reduce deposit pricing throughout the year.

The following table shows the relationship between interest revenue and interest expense and the average balances of interest-earning assets and interest-bearing liabilities.

Table 2 - Average Consolidated Balance Sheet and Net Interest Margin Analysis
For the Years Ended December 31,
(In thousands, taxable equivalent)

	2009			2008			2007
	Average		Avg.	Average		Avg.	Average		Avg.
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest-earning assets:
Loans (1)(2)	$5,547,915	$322,284	5.81%	$5,890,889	$386,132	6.55%	$5,734,608	$481,590	8.40%
Taxable securities (3)	1,626,032	76,048	4.68	1,455,206	74,405	5.11	1,236,595	64,377	5.21
Tax-exempt securities (1)(3)	30,460	2,164	7.10	33,830	2,406	7.11	41,340	2,826	6.84
Federal funds sold and other
interest-earning assets	260,232	4,465	1.72	124,261	4,026	3.24	58,357	2,124	3.64
Total interest-earning assets	7,464,639	404,961	5.43	7,504,186	466,969	6.22	7,070,900	550,917	7.79
Non-interest-earning assets:
Allowance for loan losses	(146,535)			(97,385)			(81,378)
Cash and due from banks	105,127			131,778			135,021
Premises and equipment	180,381			180,857			164,153
Other assets (3)	665,775			579,894			441,834
Total assets	$8,269,387			$8,299,330			$7,730,530

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW	$1,297,139	$11,023	.85	$1,491,419	$28,626	1.92	$1,406,655	$45,142	3.21
Money market	589,389	9,545	1.62	426,988	10,643	2.49	399,838	15,396	3.85
Savings deposits	177,410	483	.27	182,067	764	.42	188,560	1,653	.88
Time deposits less than $100,000	1,891,774	56,811	3.00	1,724,036	71,844	4.17	1,619,332	79,317	4.90
Time deposits greater than $100,000	1,306,302	42,518	3.25	1,457,397	62,888	4.32	1,377,915	71,467	5.19
Brokered deposits	756,122	20,997	2.78	565,111	23,536	4.16	337,323	16,616	4.93
Total interest-bearing deposits	6,018,136	141,377	2.35	5,847,018	198,301	3.39	5,329,623	229,591	4.31
Federal funds purchased,
repurchase agreeements,
& other short-term borrowings	177,589	2,842	1.60	324,634	7,699	2.37	308,372	16,236	5.27
Federal Home Loan Bank advances	220,468	4,622	2.10	410,605	13,026	3.17	455,620	22,013	4.83
Long-term debt	150,604	10,893	7.23	120,442	9,239	7.67	122,555	8,594	7.01
Total borrowed funds	548,661	18,357	3.35	855,681	29,964	3.50	886,547	46,843	5.28
Total interest-bearing liabilities	6,566,797	159,734	2.43	6,702,699	228,265	3.41	6,216,170	276,434	4.45
Non-interest-bearing liabilities:
Non-interest-bearing deposits	694,469			677,439			699,002
Other liabilities	88,490			68,766			72,587
Total liabilities	7,349,756			7,448,904			6,987,759
Shareholders’ equity	919,631			850,426			742,771
Total liabilities
and shareholders’ equity	$8,269,387			$8,299,330			$7,730,530
Net interest revenue		$245,227			$238,704			$274,483
Net interest-rate spread			3.00%			2.81%			3.34%
Net interest margin (4)			3.29%			3.18%			3.88%

(1)  Interest revenue on tax-exempt securities and loans has been increased to reflect comparable interest on taxable securities and loans.  The rate used was 39%, reflecting the statutory federal rate and the federal tax adjusted state tax rate.

(2) Included in the average balance of loans outstanding are loans where the accrual of interest has been discontinued.
(3)  Securities available for sale are shown at amortized cost.  Pretax unrealized gains of $15.3 million and $3.3 million in 2009 and 2008, resepectively and pretax unrealized losses of $8.1 million in 2007 are included in other assets for purpose

(4) Net interest margin is taxable equivalent net-interest revenue divided by average interest-earning assets.

The following table shows the relative effect on net interest revenue of changes in the average outstanding balances (volume) of earning assets and interest bearing liabilities and the rates earned and paid by United on such assets and liabilities.

Table 3 - Change in Interest Revenue and Interest Expense
(in thousands, taxable equivalent)

	2009 Compared to 2008			2008 Compared to 2007
	Increase (decrease)			Increase (decrease)
	due to changes in			due to changes in
	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Loans	$(21,615)	$(42,233)	$(63,848)	$12,806	$(108,264)	$(95,458)
Taxable securities	8,303	(6,660)	1,643	11,196	(1,168)	10,028
Tax-exempt securities	(239)	(3)	(242)	(530)	110	(420)
Federal funds sold and other
interest-earning assets	2,956	(2,517)	439	2,159	(257)	1,902
Total interest-earning assets	(10,595)	(51,413)	(62,008)	25,631	(109,579)	(83,948)

Interest-bearing liabilities:
Interest-bearing deposits:
NOW	(3,335)	(14,268)	(17,603)	2,578	(19,094)	(16,516)
Money Market	3,310	(4,408)	(1,098)	986	(5,739)	(4,753)
Savings deposits	(19)	(262)	(281)	(55)	(834)	(889)
Time deposits less than $100,000	6,486	(21,519)	(15,033)	4,897	(12,370)	(7,473)
Time deposits greater than $100,000	(6,045)	(14,325)	(20,370)	3,945	(12,524)	(8,579)
Brokered deposits	6,620	(9,159)	(2,539)	9,809	(2,889)	6,920
Total interest-bearing deposits	7,017	(63,941)	(56,924)	22,160	(53,450)	(31,290)
Federal funds purchased, repurchase agreements
& other short-term borrowings	(2,827)	(2,030)	(4,857)	815	(9,352)	(8,537)
Federal Home Loan Bank advances	(4,851)	(3,553)	(8,404)	(2,008)	(6,979)	(8,987)
Long-term debt	2,206	(552)	1,654	(150)	795	645
Total borrowed funds	(5,472)	(6,135)	(11,607)	(1,343)	(15,536)	(16,879)
Total interest-bearing liabilities	1,545	(70,076)	(68,531)	20,817	(68,986)	(48,169)

Increase in net interest revenue	$(12,140)	$18,663	$6,523	$4,814	$(40,593)	$(35,779)

Any variance attributable jointly to volume and rate changes is allocated to the volume and rate variance in proportion to the relationship of the absolute dollar amount of the change in each.

Provision for Loan Losses

The provision for loan losses is based on management’s evaluation of losses inherent in the loan portfolio and corresponding analysis of the allowance for loan losses at quarter-end.  The provision for loan losses was $310 million in 2009, compared with $184 million in 2008, and $37.6 million in 2007, which excludes the $18 million special provision for fraud-related loan losses.  As an annualized percentage of average outstanding loans, the provision was 5.64%, 3.12% and .66%, respectively, in 2009, 2008 and 2007.  The amount of provision recorded in 2009 was the amount required such that the total allowance for loan losses reflected, in the estimation of management, the appropriate balance, and is appropriate to cover inherent losses in the loan portfolio.  The increases in the provision and the allowance for loan losses over the last two years were due to an increase in substandard loans, deterioration in the collateral values leading to an expectation of higher charge-offs upon default, further weakening of the residential construction and housing markets, and the recessionary economic environment.   The ratio of net loan charge-offs to average outstanding loans for 2009 was 5.03%, compared with 2.57% for 2008, and .38% for 2007, excluding the $18 million in fraud-related charge-offs.

As the residential construction and housing markets have struggled, most notably in the Atlanta MSA, it has been difficult for many builders and developers to obtain cash flow from selling lots and houses needed to service debt.  This deterioration of the residential construction and housing market was the primary factor that resulted in higher credit losses and an increase in non-performing assets.  Although a majority of the loan charge-offs have been within the residential construction and development portion of the portfolio in the Atlanta, Georgia MSA, credit quality deterioration has migrated to other markets and loan categories.  Additional discussion on credit quality and the allowance for loan losses is included in the Asset Quality and Critical Accounting Polices sections of this report, as well as Note 1 to the Consolidated Financial Statements.

Fee Revenue

Fee revenue for 2009 was $70.2 million, compared with $53.1 million in 2008 and $62.7 million in 2007.  Fee revenue for 2009 includes an $11.4 million gain on the acquisition of SCB.  Excluding the gain on acquisition, operating fee revenue was $58.8 million for 2009, an increase of $5.6, or 11%, from 2008.  The following table presents the components of fee revenue.

Table 4 - Fee Revenue
For the Years Ended December 31,
(in thousands)
				Change
	2009	2008	2007	2009-2008
Service charges and fees	$30,986	$31,683	$31,433	(2)%
Mortgage loan and related fees	8,959	7,103	8,537	26
Consulting fees	7,822	7,046	8,946	11
Brokerage fees	2,085	3,457	4,095	(40)
Securities gains, net	2,756	1,315	3,182	110
Losses on prepayment of borrowings	-	(2,714)	(2,242)	(100)
Other	6,180	5,251	8,700	18
Total fee revenue before gain from acquisition	58,788	53,141	62,651	11
Gain from acquisition	11,390	-	-
Total fee revenue	$70,178	$53,141	$62,651	32

Comparability between current and prior years is affected by the acquisitions completed over the last 36 months.  Earnings for acquired companies are included in consolidated earnings after their respective acquisition dates.

Service charges and fees of $31 million were down $697,000, or 2%, from 2008, primarily due to lower overdraft fees.  Overdraft and non-sufficient funds charges decreased $2 million from 2008.  This decrease was partially offset by an increase in ATM and debit card fees of $1.1 million from 2008.

Mortgage loan and related fees of $9 million were up $1.9 million, or 26%, from 2008.  The increase was due to a significant increase in the level of refinancing activity as mortgage rates fell to historical lows.  In 2009, United closed 3,166 mortgage loans totaling $524 million compared with 2,165 loans totaling $374 million in 2008.  Substantially all these originated residential mortgages were sold into the secondary market, including the right to service the loans.

Consulting fees of $7.8 million increased $776,000, or 11%, from 2008.  The increase was primarily due to strengthening demand for regulatory consulting services as banks sought assistance in complying with regulatory sanctions.  During the last half of 2008 and the first quarter of 2009, several consultants were engaged in an internal project to improve United’s financial performance by assisting management in identifying revenue enhancement and cost savings opportunities.  This project allowed Brintech to maintain the consultants’ productivity during a period of weak demand while providing a valuable service to United; however, these services did not result in the recognition of consolidated consulting fee revenue for financial reporting purposes since the services were performed by a wholly-owned subsidiary.

Brokerage fees decreased $1.4 million, or 40%, from 2008.  The decrease in brokerage fees was due to weak market conditions.  Additionally, a portion of United’s brokerage fee revenue is derived from the value of assets under management which declined with the overall decline in the market, further contributing to the drop in transaction activity and revenue.

United incurred net securities gains of $2.8 million and $1.3 million during 2009 and 2008, respectively, which resulted from balance sheet management activities.  The gains in 2008 were offset by losses from the prepayment of FHLB borrowings of $2.7 million.  The 2009 net gains included $1.2 million in impairment charges on equity and trust preferred securities investments in banks that failed during the year.  In 2009, United sold mortgage-backed securities in an effort to reposition the securities portfolio in anticipation of rising interest rates.  The proceeds from the sales were reinvested in U.S. Government Agency bonds to avoid extension risk when interest rates rise.

Other fee revenue of $6.2 million increased $929,000, or 18%, from 2008.  The increase was due to higher earnings on deferred compensation plan assets.  The decrease of $3.4 million from 2007 to 2008 was due to lower earnings on Bank Owned Life Insurance (“BOLI”) investments, lower earnings on deferred compensation plan assets and a lower earnings credit on float associated with official checks.  The decrease in BOLI earnings was due to poor performance in the underlying securities in which the cash surrender value had been invested.  The value of the underlying securities, which was comprised of a portfolio of mortgage-backed securities, had depreciated significantly since their original purchase as demand for mortgage-backed securities fell in the wake of the mortgage crisis.  Early in the fourth quarter, United informed the carrier of its intent to surrender the policies, incurring a tax charge which is further described in the section titled Income Taxes on page 35 of this report.  In the second quarter of 2009, prior to the completion of the surrender transaction, United was able to negotiate acceptable terms with the insurance carrier and canceled the surrender transaction.

The $11.4 million gain from the SCB acquisition in 2009 was accounted for as a bargain purchase.  In this bargain purchase, the fair values of the net assets and liabilities received from the acquisition exceeded the purchase price of those assets and liabilities.  With the SCB acquisition, United received assets, including a cash payment from the FDIC, with an estimated fair value of $378.2 million and liabilities with an estimated fair value of $366.8 million.  The difference between the fair values of the assets received and liabilities assumed of $11.4 million was recorded as a gain from the acquisition.  The fair values are preliminary and are subject to refinement for up to one year after the closing date as information relative to closing date fair values becomes available.  Changes to the closing date fair values will result in future adjustments to the gain from the acquisition.

Operating Expense

Operating expenses excluding non-operating items were $224.1 million in 2009 as compared to $206.7 million in 2008 and $190.1 million in 2007.  Non-recurring charges in 2009 include $95 million for goodwill impairment and $2.9 million in severance costs.  Including those non-recurring charges, operating expenses for 2009 were $322 million.

The following table presents the components of operating expenses.

Table 5 - Operating Expenses
For the Years Ended December 31,
(in thousands)

				Change
	2009	2008	2007	2009-2008
Salaries and employee benefits	$108,967	$110,574	$115,153	(1)%
Communications and equipment	15,038	15,490	15,483	(3)
Occupancy	15,796	14,988	13,613	5
Advertising and public relations	4,220	6,117	7,524	(31)
Postage, printing and supplies	5,068	6,296	6,365	(20)
Professional fees	9,925	7,509	7,218	32
Foreclosed property	32,365	19,110	4,980	69
FDIC assessments and other regulatory charges	16,004	6,020	2,780	166
Amortization of intangibles	3,104	3,009	2,739	3
Other	13,568	17,586	14,206	(23)
Operating expenses, before nonrecurring items	224,055	206,699	190,061	8
Goodwill impairment charges	95,000	-	-
Severance cost	2,898	-	-
Total operating expenses	$321,953	$206,699	$190,061	56

Acquisitions affect expense comparisons between periods since the operating expenses of acquired companies prior to the acquisition date are not included in United’s consolidated financial statements.  This affects year-over-year expense comparisons in the year an acquisition is completed and the year immediately following the acquisition.

Salaries and employee benefits expense for 2009 was $109 million, a decrease of $1.6 million, or 1%, from 2008.  As a result of United’s reduction in workforce, employee salaries decreased approximately $2.6 million from 2008.  The decrease in employee salaries is after adding 37 employees through the acquisition of SCB in June of 2009.  A decrease in group medical insurance costs resulting from the lower headcount and plan modifications contributed approximately $1.6 million to the decrease.  Through the reduction in workforce, United reduced headcount from 1,994 employees at December 31, 2008 to 1,821 at December 31, 2009, which excludes 37 employees added through the second quarter of 2009 acquisition of SCB.  Offsetting the reduction in salaries expense and medical benefits expense was an increase of $2.2 million in deferred compensation expense resulting from appreciation in the value of the underlying deferred compensation plan assets.  Changes in the value of deferred compensation plan assets are offset in other fee revenue or other expense.

Communication and equipment expense for 2009 was $15 million, which was down $452,000, or 3%, from 2008.  United was able to keep expenses flat despite the additional expenses associated with the acquisition of SCB due to upgrades in technology in previous years.

Occupancy expense for 2009 was $15.8 million, an increase of $808,000, or 5%, from 2008.  The majority of this increase was the result of higher insurance, utilities and maintenance charges and higher property taxes related to new banking facilities placed in service over the last 24 months.

Advertising and public relations expense for 2009 was $4.2 million, a decrease of $1.9 million, or 31%, from 2008 due to efforts to control discretionary spending and the discontinuance of United’s “refer a friend” program in early 2009.

Postage, printing and supplies expense for 2009 was $5.1 million, a decrease of $1.2 million, or 20%, from 2008.  Much of the decrease is due to lower postage charges resulting from concentrated efforts to have customers change to electronic statements and the discontinuance of a direct mail marketing campaign that had been in effect.  Courier expense was also down from 2008 due to the use of remote deposit capture technology in branch locations to eliminate the need to courier items to be processed between branch locations and item processing centers.

Professional fees were $9.9 million for 2009, an increase of $2.4 million, or 32%, from 2008 primarily due to higher legal costs associated with loan workouts and foreclosures.

Foreclosed property expense for 2009 was $32.4 million, an increase of $13.3 million from 2008.  Foreclosed property expenses have remained elevated throughout the weak economic cycle.  This expense category includes legal fees, property taxes, marketing costs, utility services, maintenance and repair charges, as well as realized losses and write-downs associated with foreclosed properties.  Realized losses and write-downs were $18.1 million for the year ended December 31, 2009, compared to $12.4 million for 2008.  Expenses related to foreclosed properties have risen with the increase in the number of foreclosed properties.

FDIC assessments and other regulatory charges expense for 2009 was $16 million, an increase of $10 million from 2008, reflecting an increase in FDIC insurance premiums as well as a $3.8 million provision for the special assessment charged to all depository institutions in 2009.  In January of 2007, the FDIC began assessing deposit insurance premiums to re-capitalize the deposit insurance fund.  The FDIC allowed credits to those banks that had paid deposit insurance previously, which significantly reduced the amount of United’s 2007 assessment.  For 2007 and 2008, the deposit insurance assessment rates for banks in the lowest risk category ranged from 5 basis points to 7 basis points on deposit balances.    During 2008, United’s assessment was at the upper end of the range and beginning in the first quarter of 2009, the FDIC increased the rate by 7 basis points.  In the fourth quarter of 2009, the FDIC announced that banks will be required to prepay deposit insurance premiums for the years 2010 through 2012.   While this resulted in a $37.8 million premium cash outlay in the fourth quarter, the expense will be recognized ratably over the next three years in the consolidated statement of income.

Other expenses were $13.6 million for 2009, a decrease of $4 million, or 23%, from 2008.  The decrease from 2008 was due the accrual of a $2.4 million in the fourth quarter of 2008 for a disputed charge from the transfer of BOLI investments which was reversed in the second quarter of 2009 upon a settlement in United’s favor.

Income Taxes

Income tax benefit was $90.4 million in 2009, compared to income tax benefit of $37.7 million in 2008 and income tax expense of $31.6 million in 2007.  The effective tax rates (as a percentage of pre-tax net income) were 28.4%, 37.2%, and 35.3% for 2009, 2008 and 2007, respectively.  The effective tax rates were different from the statutory tax rates primarily due to interest revenue on certain investment securities and loans that are exempt from income taxes, tax exempt fee revenue, tax credits received on affordable housing investments, goodwill impairment charges and the change in valuation allowance on deferred tax assets.

The effective tax rate for 2009 also reflects a decision made by management to reinstate certain BOLI policies which United had surrendered in the third quarter of 2008.  United notified the carrier of its intent to surrender the policies in the fourth quarter of 2008 due to a dispute with the carrier.  The policies required a six-month waiting period before the surrender became effective.  Prior to the expiration of the six-month waiting period, United and the carrier were able to reach an acceptable settlement of the dispute and the surrender transaction was terminated.  The tax charge recorded in 2008 was reversed during the second quarter of 2009.

The effective tax rate for 2009 also reflects the tax treatment of the $95 million goodwill impairment charge for the year.   The majority of United’s goodwill originated from acquisitions that were treated as tax-free exchanges, and therefore no tax deduction is allowed for a majority of the impairment charges. The 2009 effective tax rate reflects a valuation allowance established for deferred tax assets.  Management determined that it is more likely than not that approximately $3.9 million, net of Federal benefit, of state low income housing and business tax credits will expire unused due to a relatively short three and five year carry forward periods, respectively.  In the fourth quarter of 2009, United resolved a tax dispute with a state taxing authority relative to an issue identified during a routine audit.  United had fully reserved for the issue as an uncertain tax position.  The resolution resulted in the release of the reserve which increased the fourth quarter 2009 tax benefit by approximately $3 million.  Absent the goodwill impairment charges, the BOLI transactions, the settlement of the uncertain tax position and the valuation allowance on deferred tax assets, United’s effective tax rate for the year ended December 31, 2009, would have been approximately 38%.

At December 31, 2009, United had net deferred tax assets of $69.2 million, including a valuation allowance of $3.9 million related to state tax credits that are expected to expire unused.  Accounting Standards Codification Topic 740, Income Taxes, requires that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard.  United’s management considers both positive and negative evidence and analyzes changes in near-term market conditions as well as other factors which may impact future operating results.  In making such judgments, significant weight is given to evidence that can be objectively verified.  At December 31, 2009, United’s management believes that it is more likely than not that, with the exception of the state tax credits that are expected to expire unused due to a relatively short carry forward periods of three to five years, it will be able to realize its deferred tax benefits through its ability to carry losses forward to future profitable years.  Despite recent losses and the challenging economic environment, United has a history of strong earnings, is well capitalized, and has cautiously optimistic expectations regarding future taxable income.  The deferred tax assets are analyzed quarterly for changes affecting realizabilty, and there can be no guarantee that a valuation allowance will not be necessary in future periods.

Additional information regarding income taxes, including a reconciliation of the differences between the recorded income tax provision and the amount of income tax computed by applying the statutory federal income tax rate to income before income taxes, can be found in Note 14 to the Consolidated Financial Statements.

Fourth Quarter Discussion

Taxable equivalent net interest revenue for the fourth quarter of 2009 increased $12.1 million, or 23%, to $63.9 million from the same period a year ago primarily due to lower deposit costs and wider credit spreads and floors in loans.  Loans were down $427.0 million during the fourth quarter of 2009 compared to 2008.  The net interest margin increased 70 basis points from the fourth quarter of 2008 to 3.40% for the fourth quarter of 2009.  Several factors led to the margin improvement including the easing of competitive pricing pressures on deposits and United’s intensified focus on loan pricing to ensure adequate compensation for risk.

The fourth quarter of 2009 provision for loan losses was $90.0 million.  Non-performing assets totaled $385 million, up $134.4 million from a year ago.  Non-performing assets as a percentage of total assets were 4.81% at December 31, 2009, compared with 2.92% at December 31, 2008.

During the fourth quarter of 2009, fee revenue of $17.2 million increased $6.5 million, or 61%, from $10.7 million for the fourth quarter of 2008.  Service charges and fees on deposit accounts increased $515,000, or 6%, to $8.3 million, primarily due to higher ATM fees. Mortgage fees increased $123,000, or 8%, to $1.7 million due to an increase in refinancing activity as mortgage rates remained at historic lows.  United closed $86 million in mortgage loans in the fourth quarter of 2009, compared to $78 million in the fourth quarter of 2008.  Consulting fees increased $1.5 million from a year ago to $2.8 million, reflecting an increased demand for regulatory compliance assistance.  Consulting fees were low in the fourth quarter of 2008 due to the use of Brintech consultants on internal projects that did not result in the recognition of revenue.  United recognized securities gains of $2.0 million in the fourth quarter of 2009, up $1.2 million from the fourth quarter of 2008.  The securities gains in 2008 were offset by losses of $2.7 million from the prepayment of Federal Home Loan Bank advances.

Operating expenses increased $10.1 million to $62.5 million, a 19% increase from the fourth quarter of 2008.  Salaries and employee benefit costs of $26.2 million increased $1.7 million, or 7%, from the fourth quarter of 2008.  This increase was due to adjustments of $3 million to reduce bonus expense and $736,000 to reduce deferred compensation expense in 2008.  Excluding the 2008 adjustments, salaries and benefits expense for the fourth quarter of 2009 was down $2 million from the fourth quarter of 2008 due to the staff reduction.    Communications and equipment expenses remained flat at $3.9 million.  Occupancy expense increased $375,000 to $4.0 million due to higher depreciation and property taxes resulting from new locations.  Professional fees increased $258,000 to $2.6 million reflecting higher legal expenses associated with loan workouts and foreclosures.  Postage, printing and supplies expense decreased $448,000 to $1.3 million due to increased use of electronic statements and branch capture devices that reduced the need for couriers.  For the fourth quarter of 2009, advertising and public relations expense decreased $325,000, or 24%, reflecting a continued focus on controlling discretionary expenses.  Foreclosed property expense of $14.4 million increased $9.2 million compared to $5.2 million for the fourth quarter of 2008, due to additional losses on sales and write-downs taken to accelerate the disposition of properties and higher expenses due to the increase in the number of properties.  FDIC insurance premiums increased from $2.0 million during the fourth quarter of 2008 to $3.7 million for the same period in 2009, due to an increase in the FDIC insurance assessment rate. Other operating expense decreased $2.5 million to $4.5 million primarily due to a $2.0 million disputed charge from the transfer of BOLI assets that was recorded in the fourth quarter of 2008.  This accrual was reversed during the second quarter of 2009, as the charge was settled in United’s favor.

Balance Sheet Review

Total assets at December 31, 2009 were $8.0 billion, a decrease of $592 million, or 7%, from December 31, 2008.  On an average basis, total assets decreased $29.9 million, or less than 1%, from 2008 to 2009.  Average interest earning assets for 2009 and 2008 were $7.5 billion for each period.

Loans

Total loans averaged $5.5 billion in 2009, compared with $5.9 billion in 2008, a decrease of 6%.  The decrease results from weak loan demand within United’s market and management’s efforts to reduce United’s residential construction concentration.  At December 31, 2009, total loans were $5.2 billion, a decrease of $553 million, or 10%, from December 31, 2008.  The rate of loan growth began to decline in the first quarter of 2007, and, except for commercial loans (secured by real estate), the balances have continued to decline through 2008 and 2009.  The decrease in the loan portfolio was primarily due to deterioration in the residential construction and housing markets and management’s focus to reduce exposures in both residential and commercial construction loans.  This deterioration resulted in part in an oversupply of lot inventory, houses and land within United’s markets, which further slowed construction activities and acquisition and development projects.  To date, the decline in the housing market has been most severe in the Atlanta, Georgia MSA, although there has been migration of deterioration into United’s other markets.

The following table presents the composition of United’s loan portfolio for the last five years.

Table 6 - Loans Outstanding
As of December 31,
(in thousands)

Loans by Category	2009	2008	2007	2006	2005
Commercial (secured by real estate)	$1,779,398	$1,626,966	$1,475,930	$1,229,910	$1,055,191
Commercial (commercial and industrial)	390,520	410,529	417,715	295,698	236,882
Commercial construction	362,566	499,663	527,123	469,432	359,450
Total commercial	2,532,484	2,537,158	2,420,768	1,995,040	1,651,523
Residential construction	1,050,065	1,478,679	1,829,506	1,864,153	1,379,540
Residential mortgage	1,427,198	1,526,388	1,501,916	1,337,728	1,205,685
Installment	141,729	162,636	177,073	179,617	161,538
Total loans	$5,151,476	$5,704,861	$5,929,263	$5,376,538	$4,398,286

Loans by Market	2009	2008	2007	2006	2005
Atlanta MSA	$1,435,223	$1,705,561	$2,002,089	$1,651,465	$1,207,177
Gainesville MSA	389,766	420,169	399,560	353,559	248,618
North Georgia	1,883,880	2,040,082	2,060,224	2,033,553	1,789,757
North Carolina	771,709	809,863	805,999	773,301	668,560
East Tennessee	265,209	265,544	245,769	207,001	177,728
Coastal Georgia	405,689	463,642	415,622	357,659	306,446
Total loans	$5,151,476	$5,704,861	$5,929,263	$5,376,538	$4,398,286

Substantially all loans are to customers (including customers who have a seasonal residence in United’s market areas) located in Georgia, North Carolina and Tennessee, the immediate market areas of United, and 90% of the loans are secured by real estate.

As of December 31, 2009, United’s 25 largest credit relationships consisted of loans and loan commitments ranging from $12.4 million to $38.5 million, with an aggregate total credit exposure of $441.2 million, including $35.5 million in unfunded commitments, and $405.7 million in balances outstanding, excluding participations sold.  United had only five lending relationships whose total credit exposure exceeded $21 million.

The following table sets forth the maturity distribution of commercial and construction loans, including the interest rate sensitivity for loans maturing after one year.

Table 7 - Loan Portfolio Maturity
As of December 31, 2009
(in thousands)

					Rate Structure for Loans
	Maturity				Maturing Over One Year
	One Year	One through	Over Five		Fixed	Floating
	or Less	Five Years	Years	Total	Rate	Rate
Commercial (commercial and industrial)	$211,785	$116,101	$62,634	$390,520	$116,901	$61,834
Construction (commercial and residential)	1,070,499	233,698	108,434	1,412,631	172,714	169,418
Total	$1,282,284	$349,799	$171,068	$1,803,151	$289,615	$231,252

Asset Quality and Risk Elements

United manages asset quality and controls credit risk through review and oversight of the loan portfolio as well as adherence to policies designed to promote sound underwriting and loan monitoring practices.  United’s credit administration function is responsible for monitoring asset quality, establishing credit policies and procedures and enforcing the consistent application of these policies and procedures at among all of the Community Banks.  Additional information on United’s loan administration function is included in Item 1 under the heading Loan Review and Non-performing Assets.

United classifies performing loans as substandard when there is a well-defined weakness that jeopardizes repayment by the borrower and there is a distinct possibility that United could sustain some loss if the deficiency is not corrected.

The table below presents performing substandard loans for the last five quarters.

Table 8 - Performing Substandard Loans
(dollars in thousands)

	December 31,	September 30,	June 30,	March 31,	December 31,
	2009	2009	2009	2009	2008

Commercial (sec. by RE)	$123,738	$93,454	$69,657	$65,211	$43,228
Commercial construction	51,696	50,888	36,316	31,733	15,552
Commercial & industrial	33,976	34,491	11,814	14,931	20,694
Total commercial	209,410	178,833	117,787	111,875	79,474
Residential construction	196,909	207,711	148,094	138,353	159,963
Residential mortgage	79,579	83,504	71,959	62,374	51,291
Installment	3,554	3,199	3,466	3,222	3,052
Total	$489,452	$473,247	$341,306	$315,824	$293,780

At December 31, 2009, performing substandard loans totaled $489 million and increased $196 million from December 31, 2008.  Residential construction loans, particularly in Atlanta, have represented the largest proportion of both performing substandard and nonperforming loans.  The increase in substandard residential mortgages is primarily related to rising unemployment rates.  The increase in substandard commercial loans reflects the recessionary economic environment.

Reviews of substandard performing and non-performing loans, past due loans and larger credits, are conducted on a regular basis with management and are designed to identify risk migration and potential charges to the allowance for loan losses.  These reviews are performed by the lending officers and the loan review department, and also consider such factors as the financial strength of borrowers, the value of the applicable collateral, past loan loss experience, anticipated loan losses, changes in risk profile, prevailing economic conditions and other factors.  United also uses external loan review to complement the efforts of United’s internal loan review and to enhance the independence of the loan review process.

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

Table 9 - Allocation of Allowance for Loan Losses
As of December 31,
(in thousands)

	2009		2008		2007		2006		2005
	Amount	%*	Amount	%*	Amount	%*	Amount	%*	Amount	%*

Commercial (commercial and industrial)	$6,892	8	$8,512	7	$7,902	7	$5,758	6	$4,492	5
Commercial (secured by real estate)	19,208	34	8,948	28	9,520	25	14,716	23	12,401	24
Total commercial	26,100	42	17,460	35	17,422	32	20,474	29	16,893	29
Construction	99,446	27	71,573	35	38,183	40	25,181	43	20,787	40
Residential mortgage	17,266	28	18,364	27	19,611	25	11,323	25	9,049	27
Installment	2,545	3	3,756	3	3,823	3	3,245	3	2,088	4
Unallocated	10,245		11,118		10,384		6,343		4,778
Total allowance for loan losses	$155,602	100	$122,271	100	$89,423	100	$66,566	100	$53,595	100

* Loan balance in each category, expressed as a percentage of total loans.

The following table presents a summary of changes in the allowance for loan losses for each of the past five years.

Table 10 - Allowance for Loan Losses Years Ended December 31, (in thousands)

	2009		2008		2007	2006	2005
Balance beginning of period	$122,271		$89,423		$66,566	$53,595	$47,196
Provision for loan losses	310,000		184,000		55,600	14,600	12,100
Allowance for loan losses acquired from
subsidiaries at merger date	-		-		7,091	3,895	-
Charge-offs:
Commercial (commercial and industrial)	11,322		5,197		1,188	1,157	1,266
Commercial (secured by real estate)	21,796		5,843		688	1,138	877
Commercial construction	9,908		1,796		245	11	3
Residential construction	219,168		123,771		30,351	179	1,198
Residential mortgage	18,997		12,995		7,022	2,111	1,653
Installment	5,115		3,275		2,200	3,027	2,217
Total loans charged-off	286,306		152,877		41,694	7,623	7,214
Recoveries:
Commercial (commercial and industrial)	5,397		61		187	177	309
Commercial (secured by real estate)	520		72		97	123	289
Commercial construction	12		4		1	-	1
Residential construction	2,253		653		117	949	11
Residential mortgage	411		224		486	113	252
Installment	1,044		711		972	737	651
Total recoveries	9,637		1,725		1,860	2,099	1,513
Net charge-offs	276,669		151,152		39,834	5,524	5,701
Balance end of period	$155,602		$122,271		$89,423	$66,566	$53,595

Total loans **:
At year-end	$5,151,476		$5,704,861		$5,929,263	$5,376,538	$4,398,286
Average	5,501,165		5,890,889		5,734,608	4,800,981	4,061,091

Allowance as a percentage of year-
end loans	3.02%		2.14%		1.51%	1.24%	1.22%

As a percentage of average loans:
Net charge-offs	5.03		2.57		.69	.12	.14
Provision for loan losses	5.64		3.12		.97	.30	.30

Allowance as a percentage of
non-performing loans	59	*	64	*	317	534	447

* - Excluding impaired loans with no allocated reserve, the coverage ratio was 190% and 125% at December 31, 2009 and 2008, respectively.
** - Excludes loans acquired through the FDIC assisted acquisition of Southern Community Bank that are covered by loss sharing agreements.

The provision for loan losses charged to earnings was based upon management’s judgment of the amount necessary to maintain the allowance for loan losses at a level appropriate to absorb losses inherent in the loan portfolio at the balance sheet date.  The amount each year is dependent upon many factors including growth and changes in the composition of the loan portfolio, net charge-offs, delinquencies, management’s assessment of loan portfolio quality, the value of collateral, and other macro-economic factors and trends.  The evaluation of these factors is performed quarterly by management through an analysis of the appropriateness of the allowance for loan losses.  The increases in the provision and the allowance for loan losses compared to a year ago were due to increasing trends in substandard loans, deterioration in the collateral values leading to an expectation of higher charge-offs upon default, further weakening of the residential construction and housing markets, and the recessionary economic environment.

Management believes that the allowance for loan losses at December 31, 2009 reflects the losses inherent in the loan portfolio.  This assessment involves uncertainty and judgment; therefore, the adequacy of the allowance for loan losses cannot be determined with precision and may be subject to change in future periods.  In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require adjustments to the provision for loan losses in future periods if, in their opinion, the results of their review warrant such additions.  See the “Critical Accounting Policies” section for additional information on the allowance for loan losses.

Non-performing Assets

Non-performing loans, which include non-accrual loans and accruing loans past due over 90 days, totaled $264.1 million at December 31 2009, compared with $190.7 million at December 31, 2008.  At December 31, 2009 and 2008, the ratio of non-performing loans to total loans was 5.13% and 3.34%, respectively.  Non-performing assets, which include non-performing loans and foreclosed property, totaled $384.9 million at December 31, 2009, compared with $250.5 million at December 31, 2008.  United’s position throughout the recession has been to actively and aggressively work to dispose of problem assets quickly.

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

There were no commitments to lend additional funds to customers whose loans were on non-accrual status at December 31, 2009, although in certain isolated cases, United executed forbearance agreements whereby United will continue to fund construction loans to completion as long as the borrower meets the conditions of the forbearance agreement.  The table below summarizes non-performing assets at year-end for the last five years.  It excludes assets acquired in 2009 that are covered by the loss-sharing agreement with the FDIC.  These assets have been excluded from the review of non-performing assets, as the loss-sharing agreement with the FDIC and purchase price adjustments to reflect credit losses, effectively eliminate the likelihood of recognizing any losses on the covered assets.

Table 11 - Non-Performing Assets
As of December 31,
(in thousands)

	2009	2008	2007	2006	2005
Non-accrual loans (NPLs)	$264,092	$190,723	$28,219	$12,458	$11,997
Loans past due 90 days or more and still accruing	-	-	-	-	-
Total non-performing loans	264,092	190,723	28,219	12,458	11,997
Foreclosed property	120,770	59,768	18,039	1,196	998
Total non-performing assets (NPAs)	$384,862	$250,491	$46,258	$13,654	$12,995

NPLs as a percentage of total loans	5.13%	3.34%	.48%	.23%	.27%
NPAs as a percentage of loans and foreclosed properties	7.30	4.35	.78	.25	.30
NPAs as a percentage of total assets	4.81	2.92	.56	.19	.22

Excluded from the table above at December 31, 2009 were $60.4 million in loans with terms that have been modified in a troubled debt restructuring (“TDR”).  All of the TDRs are performing in accordance with their modified terms and are therefore not considered to be non-performing assets.  There were no TDRs reported for any of the prior reporting periods presented above.

At December 31, 2009 and 2008, there were $198.3 million and $142.3 million, respectively, of loans classified as impaired under the definition outlined in the Accounting Standards Codification.  Included in impaired loans at December 31, 2009 and 2008 were $182.2 million and $92.6 million, respectively, that did not require specific reserves or had previously been charged down to net realizable value.  The balance of impaired loans at December 31, 2009 of $16.1 million had specific reserves that totaled $3.0 million and the balance of impaired loans at December 31, 2008 of $49.7 million had specific reserves that totaled $15.7 million.  The average recorded investment in impaired loans for the years ended December 31, 2009 and 2008 was $229.1 million and $97.1 million, respectively.  During 2009 and 2008, there was no interest revenue recognized on loans while they were impaired. United’s policy is to discontinue the recognition of interest revenue for loans classified as impaired under ASC Topic 310-10-35, Receivables, when the loan meets the criteria for nonaccrual status.

The following table summarizes non-performing assets by category and market by quarter.  Assets covered by the loss-sharing agreement with the FDIC related to the acquisition of SCB are not included in this table.

Table 12 - Nonperforming Assets by Quarter
(in thousands)

	December 31, 2009 (1)			September 30, 2009 (1)			June 30, 2009 (1)			March 31, 2009			December 31, 2008
	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total
	Loans	Properties	NPAs	Loans	Properties	NPAs	Loans	Properties	NPAs	Loans	Properties	NPAs	Loans	Properties	NPAs
BY CATEGORY
Commercial (sec. by RE)	$37,040	$15,842	$52,882	$38,379	$12,566	$50,945	$37,755	$5,395	$43,150	$18,188	$3,811	$21,999	$15,188	$2,427	$17,615
Commercial construction	19,976	9,761	29,737	38,505	5,543	44,048	15,717	5,847	21,564	6,449	2,948	9,397	1,513	2,333	3,846
Commercial & industrial	3,946	-	3,946	3,794	-	3,794	11,378	-	11,378	12,066	-	12,066	1,920	-	1,920
Total commercial	60,962	25,603	86,565	80,678	18,109	98,787	64,850	11,242	76,092	36,703	6,759	43,462	18,621	4,760	23,381
Residential construction	142,332	76,519	218,851	171,027	79,045	250,072	176,400	81,648	258,048	187,656	58,327	245,983	144,836	48,572	193,408
Residential mortgage	58,767	18,648	77,415	50,626	13,456	64,082	44,256	11,864	56,120	33,148	10,297	43,445	25,574	6,436	32,010
Consumer / installment	2,031	-	2,031	2,050	-	2,050	2,342	-	2,342	1,648	-	1,648	1,692	-	1,692
Total NPAs	$264,092	$120,770	$384,862	$304,381	$110,610	$414,991	$287,848	$104,754	$392,602	$259,155	$75,383	$334,538	$190,723	$59,768	$250,491

BY MARKET
Atlanta MSA	$106,536	$41,125	$147,661	$120,599	$54,670	$175,269	$148,155	$50,450	$198,605	$131,020	$48,574	$179,594	$105,476	$42,336	$147,812
Gainesville MSA	5,074	2,614	7,688	12,916	8,429	21,345	9,745	3,511	13,256	17,448	694	18,142	16,208	1,110	17,318
North Georgia	87,598	53,072	140,670	96,373	36,718	133,091	72,174	37,454	109,628	66,875	20,811	87,686	31,631	12,785	44,416
Western North Carolina	29,610	5,096	34,706	25,775	5,918	31,693	21,814	7,245	29,059	21,240	3,067	24,307	18,509	2,986	21,495
Coastal Georgia	26,871	17,150	44,021	38,414	3,045	41,459	30,311	3,904	34,215	15,699	1,286	16,985	11,863	138	12,001
East Tennessee	8,403	1,713	10,116	10,304	1,830	12,134	5,649	2,190	7,839	6,873	951	7,824	7,036	413	7,449
Total NPAs	$264,092	$120,770	$384,862	$304,381	$110,610	$414,991	$287,848	$104,754	$392,602	$259,155	$75,383	$334,538	$190,723	$59,768	$250,491

(1) Excludes non-performing loans and foreclosed properties covered by the loss-sharing agreement with the FDIC, related to the acquisition of Southern Community Bank.

Non-performing assets in the residential construction category were $218.9 million at December 31, 2009, compared to $193.4 million at December 31, 2008, an increase of $ 25.5 million, or 13%.  Other categories of non-performing assets have also increased significantly, with commercial non-performing assets of $86.6 million, up $63.2 million from the prior year, and residential non-performing assets of $77.4 million, up $45.4 million from December 31, 2008.  As previously described, the majority of the increase in non-performing assets has been in the Atlanta MSA, where non-performing assets of $147.7 million are down $151,000 from December 31, 2008.  United’s North Georgia market has also seen a significant increase in non-performing assets.  Non-performing assets in the North Georgia market at December 31, 2009 were $140.7 million, compared to $44.4 million at December 31, 2008.

The following table summarizes activity in nonperforming assets by quarter.  Assets covered by the loss-sharing agreement with the FDIC related to the acquisition of SCB are not included in this table.

Table 13 - Activity in Nonperforming Assets by Quarter
(in thousands)

	Fourth Quarter 2009 (1)			Third Quarter 2009 (1)			Second Quarter 2009 (1)			First Quarter 2009
	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total
	Loans	Properties	NPAs	Loans	Properties	NPAs	Loans	Properties	NPAs	Loans	Properties	NPAs

Beginning Balance	$304,381	$110,610	$414,991	$287,848	$104,754	$392,602	$259,155	$75,383	$334,538	$190,723	$59,768	$250,491
Loans placed on non-accrual	174,898	-	174,898	190,164	-	190,164	169,351	-	169,351	175,759	-	175,759
Payments received	(26,935)	-	(26,935)	(16,597)	-	(16,597)	(15,597)	-	(15,597)	(24,778)	-	(24,778)
Loan charge-offs	(88,427)	-	(88,427)	(92,359)	-	(92,359)	(60,644)	-	(60,644)	(43,807)	-	(43,807)
Foreclosures	(79,983)	79,983	-	(56,624)	56,624	-	(64,417)	64,417	-	(38,742)	38,742	-
Capitalized costs	-	981	981	-	579	579	-	1,324	1,324	-	1,452	1,452
Foreclosed property sales	(19,842)	(61,228)	(81,070)	(8,051)	(47,240)	(55,291)	-	(33,752)	(33,752)	-	(22,999)	(22,999)
Write downs	-	(2,209)	(2,209)	-	(1,906)	(1,906)	-	(2,738)	(2,738)	-	(2,151)	(2,151)
Net gains (losses) on sales	-	(7,367)	(7,367)	-	(2,201)	(2,201)	-	120	120	-	571	571
Ending Balance	$264,092	$120,770	$384,862	$304,381	$110,610	$414,991	$287,848	$104,754	$392,602	$259,155	$75,383	$334,538

(1) Excludes non-performing loans and foreclosed properties covered by the loss-sharing agreement with the FDIC, related to the acquisition of Southern Community Bank.

Foreclosed property is initially recorded at fair value, less estimated costs to sell.  If the fair value, less estimated costs to sell at the time of foreclosure, is less than the loan balance, the deficiency is charged against the allowance for loan losses.  If the fair value, less estimated costs to sell, of the foreclosed property decreases during the holding period, a valuation allowance is established with a charge to foreclosed property costs.  When the foreclosed property is sold, a gain or loss is recognized on the sale for the difference between the sales proceeds and the carrying amount of the property.  Financed sales of foreclosed property are accounted for in accordance with Accounting Standards Codification Topic 360, Subtopic 20, Real Estate Sales (“ASC 360-20”).  For the twelve months ended December 31, 2009, 2008 and 2007, United transferred $239.8 million, $132.0 million and $62.7 million, respectively, of loans into foreclosed property.   During 2009, proceeds from sales of foreclosed properties were $165 million which includes $10.8 million of sales that were financed by United.

Investment Securities

The composition of the investment securities portfolio reflects United’s investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of revenue.  The securities portfolio also provides a balance to interest rate risk and credit risk in other categories of the balance sheet, while providing a vehicle for the investment of available funds, furnishing liquidity, and supplying securities to pledge as required collateral for certain deposits.

Total securities available for sale decreased $87.1 million from the end of 2008.  United continued to purchase securities throughout 2009, primarily to reinvest the proceeds of maturing securities.  At both December 31, 2009 and 2008, securities available for sale represented 19% of total assets.  At December 31, 2009, the effective duration of the investment portfolio based on expected maturities was 2.67 years compared with 2.06 years at December 31, 2008.  The following table shows the carrying value of United’s securities.

Table 14 - Carrying Value of Investment Securities
As of December 31,
(in thousands)

	2009	2008
Securities available for sale:
U.S. Government agencies	$246,466	$168,385
State and political subdivisions	63,293	43,740
Mortgage-backed securities	1,197,222	1,379,156
Other	23,066	25,906
Total securities available for sale	$1,530,047	$1,617,187

The investment securities portfolio primarily consists of U.S. Government sponsored agency mortgage-backed securities, non-agency mortgage-backed securities, U.S. Government agency securities and municipal securities.  Mortgage-backed securities rely on the underlying pools of mortgage loans to provide a cash flow of principal and interest.  The actual maturities of these securities will differ from the contractual maturities because the loans underlying the security may prepay without prepayment penalties.  Decreases in interest rates will generally cause an acceleration of prepayment levels.  In a declining interest rate environment, United may not be able to reinvest the proceeds from these prepayments in assets that have comparable yields.  In a rising rate environment, the opposite occurs.  Prepayments tend to slow and the weighted average life extends.  This is referred to as extension risk, which can lead to lower levels of liquidity due to the delay of cash receipts, and can result in the holding of an asset that yields a below-market rate for a longer period of time.

At December 31, 2009, United had 78% of its total investment securities portfolio in mortgage backed securities, compared with 85% at December 31, 2008.  Due to a lack of loan demand, United continued to purchase additional mortgage-backed securities in order to obtain a favorable yield with low risk.  In late 2009, United began to shift away from mortgage-backed securities to avoid extension risk in the event that rates begin to rise.  United did not have securities of any issuer in excess of 10% of equity at year-end 2009 or 2008, excluding U.S. Government issues.  Less than 1% of the securities portfolio is rated below “A” or unrated and 94% is rated “Aaa”.  See Note 5 to the Consolidated Financial Statements for further discussion of investment portfolio and related fair value and maturity information.

Goodwill and Other Intangible Assets

United’s goodwill represents the premium paid for acquired companies above the fair value of the assets acquired and liabilities assumed, including separately identifiable intangible assets.  United evaluates its goodwill annually, or more frequently if necessary, to determine if any impairment exists.  United performed its annual assessment as of December 31, 2009.  United engaged the services of a national third party valuation expert who employed commonly used valuation techniques including an earnings approach that considered discounted future expected cash earnings and two market approaches.  The annual goodwill impairment test performed as of December 31, 2009 did not result in the recognition of any goodwill impairment.

During the first quarter of 2009, United’s stock price fell from $13.58 per share at December 31, 2008, to a low of $2.28 per share, and ended the first quarter of 2009 at $4.16.  Management believed this fall in stock price reflected uncertainty about the economic cycle.  Additionally, the stock prices of the peer group used as part of the valuation analysis in the 2008 year-end goodwill impairment assessment experienced similar declines.  The current economic environment has resulted in lower earnings with higher credit costs and those costs have been reflected in the income statement, as well as valuation adjustments to loan balances through increases to the allowance for loan losses.  With the stock price trading at a significant discount to book value and tangible book value, in addition to those other factors, management believed that goodwill should be reassessed for impairment in the first quarter of 2009.  As a result of this assessment, United recognized a goodwill impairment charge to earnings in the amount of $70 million during the first quarter of 2009.

Conditions in the second quarter of 2009 did not lead management to believe that further impairment existed at the time. United’s financial condition continued to deteriorate and our credit losses continued to mount into the third quarter of 2009.  Although some credit deterioration was expected at the time the first quarter impairment assessment was performed, conditions continued to weaken beyond earlier expectations and the rising level of nonperforming loans and credit losses led management to believe that further impairment could exist, and that another interim test was warranted for the third quarter of 2009. United recognized an additional goodwill impairment charge of $25 million as a result of additional testing.

In performing the first and third quarter impairment assessments, United engaged the same third party valuation firm used to assist with the annual goodwill impairment assessment.  The two interim assessments and the annual assessment at December 31, 2009, were performed using a consistent approach with the annual assessment done as of December 31, 2008.  The first step (Step 1) of the goodwill impairment analysis was to determine whether the fair value of United exceeded the book value of equity, which would imply that goodwill was not impaired.  The Step 1 analysis included three commonly used valuation techniques, including an earnings approach that considered discounted expected future cash earnings and two market approaches.  The first market approach was the guideline public companies method that considered United’s implied value by comparing United to a select peer group of public companies and their current market valuation.  The second market approach was the merger and acquisition method that considered the amount an acquiring company might be willing to pay to gain control of United, based on recent merger and acquisition activity.

All three valuation techniques used in Step 1 of the interim and annual assessments in 2009 indicated a decline in value from the December 31, 2008 assessment, due to deteriorating market conditions in the financial services industry and a decline in United’s internal earnings forecast related to further credit quality weakness.   The Step 1 analysis performed in the first and third quarters and at year-end 2009 indicated that the estimated fair value of United had fallen below its book value.

The declining valuation determined in Step 1 led to Step 2 of the goodwill impairment assessment, which required United to determine the fair value of all its assets and liabilities, including separately identifiable intangible assets, and to determine the implied value of goodwill as the difference between the value of United determined in Step 1 and the value of the underlying assets and liabilities determined in Step 2.  There are a number of valuation assumptions required to determine the value of our assets and liabilities.  The most significant assumption in determining the estimated fair value of United as a whole and the amount of any resulting impairment was the discount rate used in the discounted cash flows valuation method.  For the December 31, 2009 assessment, the discount rate selected was 15.5% which considered a risk-free rate of return that was adjusted for the industry median beta, equity risk and size premiums, and a company-specific risk premium.  The discount rate used for the two interim assessments was 15%.  The increase in the discount rate used for the annual assessment was due to a higher long-term risk-free rate which was used to determine the discount rate.

An increase in the discount rate of one percentage point would result in the decrease in the estimated value of United of approximately $34 million.  This would have indicated approximately $29 million in goodwill impairment.  A decrease of one percentage point would result in an increase in the estimated value of United of approximately $41 million.

Other significant assumptions relate to the value of the loan portfolio.  Those assumptions included estimates of cash flows on nonperforming loans a probability of default rates and loss on default rates for performing loans.  Changes in those assumptions, or any other significant assumptions, could have a significant impact on the results of the goodwill impairment assessment could result in future impairment charges.  Events and conditions that could lead to further goodwill impairment include, among other things, changes in the long-term risk-free interest rate or any of the risk premium assumptions used to compile the overall discount rate for the discounted cash flows valuation method used in Step 1, changes in stock price valuations for United or the selected per group of banks used to determine United’s value under the Guideline Public Companies method, or further deterioration in United’s financial performance or outlook for future financial performance.

Because goodwill is an intangible asset that cannot be sold separately or otherwise disposed of, it is not recognized in determining capital adequacy for regulatory purposes.  Therefore, the goodwill impairment charges taken during 2009 had no effect on United’s regulatory capital ratios.

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

Deposits

Total average deposits for 2009 were $6.7 billion, an increase of $188 million, or 3%, from 2008.  Average non-interest bearing demand deposit accounts increased $17 million, or 3%, and average NOW accounts decreased $194 million, or 13%, from 2008.  Average time deposits for 2009 were $3.9 billion, up from $3.7 billion in 2008.  At December 31, 2009, total deposits were $6.6 billion compared with $7.0 billion at the end of 2008, a decrease of $376 million, or 5%.  In 2008, in an effort to increase liquidity, the Bank began competing for CDs, despite the aggressive market.  During the second and third quarters of 2008, United raised more than $400 million in 15-month certificates as part of a special rate offer.  Most of those certificates of deposit matured in the third quarter of 2009, and United did not offer a special rate upon their maturity.  Approximately half of the certificates of deposit that were part of the 2008 rate special, were renewed at standard rates in effect at the time of renewal.  The other half left the bank, accounting for most of the decline in the balance.  United lowered its rates on non-special certificates during 2009, allowing the balances to decline due to weak loan demand.  Brokered deposits at December 31, 2009 were $759 million compared with $793 million at December 31, 2008.

The following table sets forth the scheduled maturities of time deposits of $100,000 and greater and brokered time deposits.

Table 15 - Maturities of Time Deposits of $100,000 and Greater and Brokered Deposits
As of December 31, 2009
(in thousands)

$100,000 and greater:
Three months or less	$392,582
Three to six months	135,418
Six to twelve months	482,679
Over one year	176,820
Total	$1,187,499
Brokered deposits:
Three months or less	$123,931
Three to six months	26,074
Six to twelve months	427,895
Over one year	180,980
Total	$758,880

Wholesale Funding

The Bank is a shareholder in the Federal Home Loan Bank (“FHLB”) of Atlanta. Through this affiliation, secured advances totaling $114.5 million were outstanding at December 31, 2009, at rates competitive with time deposits of like maturities.  United anticipates continued use of this short and long-term source of funds.  The FHLB advances outstanding at December 31, 2009 had both fixed and floating interest rates ranging up to 4.49%.  Approximately 9% of the FHLB advances mature prior to December 31, 2010.  Additional information regarding FHLB advances, including scheduled maturities, is provided in Note 10 to the Consolidated Financial Statements.

At December 31, 2009, United had $101.4 million in Federal funds purchased, repurchase agreements, and other short-term borrowings outstanding, compared to $108.4 million outstanding at December 31, 2008.  United takes advantage of these additional sources of liquidity when rates are favorable compared to other forms of short-term borrowings, such as FHLB advances and brokered deposits.

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

The primary objectives of asset/liability management are to provide for adequate liquidity in order to meet the needs of customers and to maintain an optimal balance between interest-sensitive assets and interest-sensitive liabilities, to optimize interest revenue.  Daily monitoring of the sources and uses of funds is necessary to maintain a position that meets both objectives.

The asset portion of the balance sheet provides liquidity primarily through loan sales and repayments and the maturities and sales of securities, as well as the ability to use these as collateral for borrowings on a secured basis.  We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity.  Mortgage loans held for sale totaled $30.2 million at December 31, 2009, and typically turn over every 45 days as closed loans are sold to investors in the secondary market.  Construction and commercial loans that mature in one year or less amounted to $1.3 billion, or 25%, of the loan portfolio at December 31, 2009.  In addition, at December 31, 2009, United had $129.7 million in commercial paper investments that mature within 30 days.

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

Table 16 - Short-Term Borrowings
As of December 31,
(in thousands)
December 31, 2009	Period-end balance	Period end weighted- average interest rate	Maximum outstanding at any month- end	Average amounts outstanding during the year	Weighted- average rate for the year
Federal funds purchased	$-	-%	$58,000	$33,439	.29%
Repurchase agreements	101,389	4.12	102,665	101,725	2.59
Other	-	-	175,000	42,425	.25
	$101,389			$177,589
December 31, 2008
Federal funds purchased	8,197	.27	294,205	147,459	2.78
Line of credit	-	-	-	3,350	5.75
Repurchase agreements	100,214	2.00	150,960	114,516	1.43
Other	-	-	215,000	59,309	2.98
	$108,411			$324,634
December 31, 2007
Federal funds purchased	$343,834	4.29	366,447	$186,795	5.05
Line of credit	42,000	7.24	42,000	10,142	7.26
Repurchase agreements	102,628	3.01	149,070	111,435	4.96
Other	150,000	4.23	150,000	11,904	4.52
	$638,462			$320,276

At December 31, 2009, United had sufficient qualifying collateral to increase FHLB advances by $797.6 million and Federal Reserve discount window capacity of $330 million.  United’s internal policy limits brokered deposits to 25% of total assets.  At December 31, 2009, United had the capacity to increase brokered deposits by $1.241 billion and still remain within this limit.  In addition to these wholesale sources, United has the ability to attract retail deposits at any time by competing more aggressively on pricing.  The following table shows United’s contractual obligations and other commitments.

Table 17 - Contractual Obligations and Other Commitments
As of December 31, 2009
(in thousands)
	Maturity By Years
	Total	1 or Less	1 to 3	3 to 5	Over 5
Contractual Cash Obligations
FHLB advances	$114,501	$10,079	$74,297	$30,000	$125
Long-term debt	150,066	-	30,500	-	119,566
Operating leases	13,043	2,949	4,941	2,737	2,416
Total contractual cash obligations	$277,610	$13,028	$109,738	$32,737	$122,107

Other Commitments
Lines of credit	$569,408	$304,365	$76,736	$21,882	$166,425
Commercial letters of credit	22,624	17,156	5,464	4	-
Uncertain tax positions	9,594	3,545	3,929	2,120	-
Total other commitments	$601,626	$325,066	$86,129	$24,006	$166,425

As disclosed in United’s consolidated statement of cash flows, net cash provided by operating activities was $139.6 million for the year ended December 31, 2009.  The major sources of cash provided by operating activities were noncash expenses of depreciation, amortization and accretion, provision for loan losses, goodwill impairment and stock-based compensation which totaled $423.3 million, and more than offset uses of cash that included the net loss of $228.3 million and a deferred income tax benefit of $50.0 million.  Net cash provided by investing activities of $403.9 million consisted primarily of a decrease in loans of $63.0 million and the purchase of $884.8 million of available for sale securities, offset by the maturity, call or sale of $1.0 billion of available for sale securities.  In addition, the Company received $63.6 million related to the acquisition of SCB, as well as $154.4 million in proceeds from the sale of foreclosed property.   The $660.6 million of net cash used in financing activities consisted primarily of a net decrease in deposits of $682.2 million offset by proceeds from the issuance of common stock of $211.1 million.  The decrease in deposits was primarily in certificates of deposit as United allowed attrition in these higher priced funds by not competing aggressively with rates.  In addition, there was a net decrease in short-term borrowings of $9.7 million and a net repayment in FHLB advances of $173.3 million.  In the opinion of management, United’s liquidity position at December 31, 2009 is sufficient to meet its expected cash flow requirements.

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

The exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit, letters of credit and financial guarantees is represented by the contractual amount of these instruments.  United uses the same credit underwriting procedures for making commitments, letters of credit and financial guarantees as for underwriting on-balance sheet instruments.  United evaluates each customer’s creditworthiness on a case-by-case basis and the amount of the collateral, if deemed necessary, is based on the credit evaluation.  Collateral held varies, but may include unimproved and improved real estate, certificates of deposit, personal property or other acceptable collateral.

All of these instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet.  The total amount of these instruments does not necessarily represent future cash requirements because a significant portion of these instruments expire without being used.

United is not involved in off-balance sheet contractual relationships, other than those disclosed in this report, that could result in liquidity needs or other commitments, or that could significantly affect earnings.  See Note 18 to the Consolidated Financial Statements for additional information on off-balance sheet arrangements.

Capital Resources and Dividends

Shareholders’ equity at December 31, 2009 was $962.3 million, a decrease of $27.1 million, or 3%, from December 31, 2008.  The common stock sold late in the third quarter of 2009 resulted in an increase in shareholder’s equity of $211.1 million.  This was offset by the net loss of $228.3 million, which included non-cash goodwill impairment charges of $95 million which have no impact on regulatory capital. Accumulated other comprehensive income, which includes unrealized gains and losses on securities available for sale and the unrealized gains and losses on derivatives qualifying as cash flow hedges, is excluded in the calculation of regulatory capital ratios.  Excluding the change in the accumulated other comprehensive income, shareholders’ equity decreased $20.1 million, or 2%.  In order to preserve capital, United suspended its cash dividend in the third quarter of 2008 and declared a stock dividend of 1 new share for every 130 shares held in the third and fourth quarters of 2008 and each of the first three quarters of 2009.  United reported $10.2 million in dividends on Series A and Series B preferred stock, for the year ended December 31, 2009 compared to $724,000 for 2008.  United recognizes that cash dividends are an important component of shareholder value, and therefore, we intend to provide for cash dividends on common stock when earnings, capital levels and other factors permit.

The Federal Reserve has issued guidelines for the implementation of risk-based capital requirements by U.S. banks and bank holding companies.  These risk-based capital guidelines take into consideration risk factors, as defined by regulators, associated with various categories of assets, both on and off balance sheet.  Under the guidelines, capital strength is measured in two tiers which are used in conjunction with risk adjusted assets to determine the risk based capital ratios.  The guidelines require an 8% Total risk-based capital ratio, of which 4% must be Tier I capital.  However, to be considered well-capitalized under the guidelines, a 10% Total risk-based capital ratio is required, of which 6% must be Tier 1 capital.

Tier I Capital consists of shareholders’ equity, excluding accumulated other comprehensive income, intangible assets (goodwill and deposit-based intangibles), and disallowed deferred tax assets, plus qualifying capital securities.  United’s Tier I capital totaled $679 million at December 31, 2009.  Tier II capital components include supplemental capital such as the qualifying portion of the allowance for loan losses and qualifying subordinated debt.  Tier I capital plus Tier II capital is referred to as Total risk-based capital and was $826 million at December 31, 2009. The ratios, as calculated under the guidelines, were 12.41% and 15.09% for Tier I and Total risk-based capital, respectively, at December 31, 2009.

On December 5, 2008, United participated in Treasury’s CPP by selling 180,000 shares of Series B Preferred Stock and a Warrant to purchase 2,132,701 shares (1,099,542 shares, as adjusted for subsequent stock dividends and a 50% reduction following United’s recent stock offering) of United’s common stock to Treasury.  The proceeds of $180 million were allocated between the Series B Preferred Stock and the Warrant based on their relative fair values at the time of the sale.  Of the $180 million in proceeds, $173.1 million was allocated to the Series B Preferred Stock and $6.9 million was allocated to the Warrant.  The discount recorded on the Series B Preferred Stock that resulted from allocating a portion of the proceeds to the Warrant is being accreted directly to into retained earnings over a five-year period applying a level yield.  The exercise price of the Warrant is $12.66 per share ($12.28 per share, as adjusted for subsequent stock dividends) and is exercisable at any time on or before December 5, 2018.

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

On October 31, 2008, United’s subsidiaries United Community Statutory Trust II and United Community Statutory Trust III issued trust preferred securities through a private placement.  United Community Statutory Trust II, which pays interest at a fixed rate of 9%, issued $11.8 million in trust preferred securities and $364,000 in common securities.  United Community Statutory Trust III, which pays interest at a variable rate of prime plus 3%, issued $1.2 million in trust preferred securities and $38,000 in common securities.  United purchased all of the common securities issued by each Trust and received the proceeds from the sale of the common and trust preferred securities by entering into a junior subordinated debenture agreement with the Trusts.  The junior subordinated debentures have terms that match the terms of the trust preferred securities.  The trust preferred securities mature on October 31, 2038 and are callable any time after October 31, 2013 at par.  The trust preferred securities were issued with warrants that allow the holder to redeem the trust preferred securities for United’s common stock at an exercise price of $20 per share.  The warrants can be exercised at any time prior to October 31, 2013, at which time the warrants expire.  The proceeds of the issuance of the trust preferred securities were allocated between the trust preferred securities and the warrants based on their relative fair values on the date of issuance.  The trust preferred securities qualify as Tier I capital under risk-based capital guidelines.

United has other outstanding junior subordinated debentures related to trust preferred securities totaling $54.6 million at December 31, 2009.  The related trust preferred securities of $53.2 million (excluding common securities) qualify as Tier I capital under risk-based capital guidelines provided that total trust preferred securities do not exceed certain quantitative limits.  At December 31, 2009, all of United’s trust preferred securities qualified as Tier I capital.  Further information on United’s trust preferred securities is provided in Note 12 to the Consolidated Financial Statements.

In 2008, the Bank issued a $30 million subordinated variable rate note, due August 31, 2015.  The subordinated note qualifies as Tier II Capital under risk-based capital guidelines.  The note bears interest at a rate of three-month LIBOR + 4%.  The note is callable at par at any time.  The proceeds were used for general corporate purposes.  Of the $95.5 million in subordinated debt that United had outstanding at December 31, 2009, $77.2 million qualified at Tier II capital under risk based capital guidelines.

Late in the third quarter of 2009, United issued 44,505,000 shares of common stock at a price of $5.00 per share.  This increased shareholders’ equity by $211.1 million, after payment of issuance costs.  The proceeds from the stock issuance were immediately invested in United’s wholly owned bank subsidiary, United Community Bank.

A minimum leverage ratio is required in addition to the risk-based capital standards and is defined as Tier I capital divided by quarterly average assets reduced by the amount of goodwill and deposit-based intangibles.  A minimum leverage ratio of 3% is required for the highest-rated bank holding companies which are not undertaking significant expansion programs, but the Federal Reserve requires a bank holding company to maintain a leverage ratio greater than 4% if it is experiencing or anticipating significant growth or is operating with less diversified risks in the opinion of the Federal Reserve.  The Federal Reserve uses the leverage and risk-based capital ratios to assess capital adequacy of banks and bank holding companies.  Management believes that United’s capital must be well above the minimum capital requirements to maintain its business plan.  United’s leverage ratio at December 31, 2009 was 8.50%.

The following table shows United’s capital ratios, as calculated under regulatory guidelines, at December 31, 2009 and 2008:

Table 18 - Capital Ratios
(dollars in thousands)
			United Community Banks, Inc. (Consolidated)		United Community Bank
	Regulatory
	Guidelines

		Well	As of December 31,		As of December 31,
	Minimum	Capitalized	2009	2008	2009	2008

Risk-based ratios:
Tier I capital	4.0%	6.0%	12.41%	11.21%	13.19%	11.42%
Total capital	8.0	10.0	15.09	13.87	15.01	13.18
Leverage ratio	3.0	5.0	8.50	8.26	8.81	8.36

Tier I capital			$679,552	$671,667	$720,075	$690,905
Total capital			826,251	831,046	819,415	797,079

United monitors these capital ratios to ensure that United and the Bank remain within regulatory guidelines.  Further information regarding the actual and required capital ratios of United and the Bank is provided in Note 17 to the Consolidated Financial Statements.

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

One of the tools management uses to estimate the sensitivity of net interest revenue to changes in interest rates is an asset/liability simulation model.  Resulting estimates are based upon a number of assumptions for each scenario, including the level of balance sheet growth, loan and deposit repricing characteristics and the rate of prepayments. ALCO regularly reviews the assumptions for accuracy based on historical data and future expectations, however, actual net interest revenue may differ from model results.  The primary objective of the simulation model is to measure the potential change in net interest revenue over a twelve-month period under multiple interest rate scenarios.  The base scenario assumes rates remain flat over the next twelve months and is the scenario to which all others are compared to in order to measure the change in net interest revenue.  Gradual rising and falling rate scenarios are compared to this base scenario.  Another commonly analyzed scenario is a most likely scenario that projects the most likely change in rates over the next twelve months based on the slope of the yield curve.  Other scenarios analyzed may include rate shocks, narrowing or widening spreads, and yield curve steepening or flattening.  Longer time horizons are also modeled.

United’s policy is based on the 12-month impact on net interest revenue of interest rate ramps that increase 200 basis points and decrease 200 basis points from the base scenario.  In the ramp scenarios, rates change 25 basis points per month over the initial eight months.  The policy limits the change in net interest revenue over 12 months to a 10% decrease in either scenario.  The policy ramp and base scenarios assume a static balance sheet.  Historically low rates on December 31, 2009 made use of the down 200 basis point scenario problematic.  At December 31, 2009 United’s simulation model indicated that a 200 basis point increase in rates would cause an approximate 1.81% increase in net interest revenue over the next twelve months and a 25 basis point decrease in rates would cause an approximate ..65% increase in net interest revenue over the next twelve months.  At December 31, 2008, United’s simulation model indicated that a 200 basis point increase in rates over the next twelve months would cause an approximate 3.8% increase in net interest revenue and a 25 basis point decrease in rates over the next twelve months would cause an approximate 2.2% decrease in net interest revenue.

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

Table 19 - Expected Maturity of Available for Sale Investment Securities
As of December 31, 2009
(in thousands)

	Maturity By Years
	1 or Less	1 to 5	5 to 10	Over 10	Total
U.S. Government agencies	$-	$42,092	$180,492	$23,882	$246,466
State and political subdivisions	18,710	14,120	21,233	9,230	63,293
Other securities (1)	39,853	936,664	161,412	82,359	1,220,288
Total securities available for sale	$58,563	$992,876	$363,137	$115,471	$1,530,047

Weighted average yield (2)	4.90%	4.82%	4.13%	4.85%	4.66%

(1)	Includes mortgage-backed securities
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

United’s derivative financial instruments are classified as either cash flow or fair value hedges.  The changes in fair value of derivative instruments classified as cash flow hedges are recognized in other comprehensive income from which amounts are reclassified into interest income over time as the hedged forecasted transactions affect earnings.  Fair value hedges recognize currently in earnings both the effect of the change in the fair value of the derivative financial instrument and the offsetting effect of the change in fair value of the hedged asset or liability.  At December 31, 2009 United had interest rate swap contracts with a total notional amount of $100 million that were designated as cash flow hedges of prime based loans.  United had interest rate floor contracts with a total notional amount of $100 million that were also designated as cash flow hedges of prime based loans.  At December 31, 2009, United had receive fixed, pay LIBOR swap contracts with a total notional amount of $195 million that were accounted for as fair value hedges of brokered deposits.

From time to time, United will terminate swap or floor positions when conditions change and the position is no longer necessary to manage United’s overall sensitivity to changes in interest rates.  In those situations where the terminated swap or floor was in an effective hedging relationship at the time of termination and the hedging relationship is expected to remain effective throughout the original term of the swap or floor, the resulting gain or loss is amortized over the remaining life of the original contract.  For swap contracts, the gain or loss is amortized over the remaining original contract term using the straight line method of amortization.  For floor contracts, the gain or loss is amortized over the remaining original contract term based on the original floorlet schedule.  At December 31, 2009, United had $29.3 million in gains from terminated derivative positions included in Other Comprehensive Income that will be amortized into earnings over their remaining original contract terms.

United’s policy requires all derivative financial instruments be used only for asset/liability management through the hedging of specific transactions or positions, and not for trading or speculative purposes.  Management believes that the risk associated with using derivative financial instruments to mitigate interest rate risk sensitivity is minimal and should not have any material unintended effect on our financial condition or results of operations.   In order to mitigate potential credit risk, from time to time United may require the counterparties to derivative contracts to pledge securities as collateral to cover the net exposure.

The following table presents United’s interest rate derivative contracts outstanding.

Table 20 - Derivative Financial Instruments
As of December 31, 2009 (dollars in thousands)

Type/Maturity	Notional Amount	Rate Received / Floor Rate	Rate Paid	Fair Value (5)
Fair Value Hedges:
LIBOR Swaps (Brokered CDs)
August 27, 2010 (1)	$50,000	4.30%	1.31%	$917
September 22, 2010 (2)	50,000	4.25	1.48	924
September 30, 2010 (1)	95,000	4.25	1.31	1,919
Total Fair Value Hedges	195,000	4.26	1.35	3,760

Cash Flow Hedges:
Prime Swaps (Prime Loans) (3)
July 22, 2013	75,000	6.88	3.25	4,761
July 25, 2013	25,000	6.91	3.25	1,610
Total	100,000	6.89	3.25	6,371
Prime Floors (Prime Loans) (4)
February 4, 2010	100,000	8.75		561
Total	100,000			561
Total Cash Flow Hedges	200,000			6,932
Total Derivative Contracts	$395,000			$10,692

(1) Rate Paid equals 1-Month LIBOR plus 1.075
(2) Rate Paid equals 1-Month LIBOR plus 1.2435
(3) Rate Paid equals Prime rate as of December 31, 2009
(4) Floor contracts receive cash payments equal to the floor rate less the prime rate
(5) Excludes accrued interest

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated financial statements of the registrant and report of independent registered public accounting firm are included herein as follows:

MANAGEMENT’S REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING

The management of United Community Banks, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of the company’s principal executive and principal financial officers and affected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

●
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

●
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

We assessed the effectiveness of the internal control over financial reporting as of December 31, 2009.  In making this assessment, we used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our assessment, we believe that as of December 31, 2009, United Community Banks, Inc.’s internal control over financial reporting is effective based on those criteria.

Our independent registered public accountants have issued an audit report on the company’s internal control over financial reporting.  This report appears on page 53.

/s/ Jimmy C. Tallent	/s/ Rex S. Schuette
Jimmy C. Tallent	Rex S. Schuette
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and shareholders
United Community Banks, Inc.
Blairsville, Georgia

We have audited the accompanying consolidated balance sheets of United Community Banks, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009.  We have also audited the Company’s internal controls over financial reporting as of December 31, 2009, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective control over financial reporting and for its assessment of the effectiveness internal control over financial reporting included in the accompanying Management’s Report on Internal Controls Over Financial Reporting.  Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  Our audits also included assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Certified Public Accountants
Suite 1800 • 235 Peachtree Street NE • Atlanta, Georgia 30303 • Phone 404-588-4200 • Fax 404-588-4222 • www.pkm.com

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Community Banks, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, United Community Banks, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Porter Keadle Moore, LLP

Atlanta, Georgia
February 25, 2010

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Consolidated Statement of Income
For the Years Ended December 31, 2009, 2008 and 2007
(in thousands, except per share data)

	2009	2008	2007

Interest revenue:
Loans, including fees	$322,509	$385,959	$482,333
Investment securities:
Taxable	76,048	74,405	64,377
Tax exempt	1,322	1,464	1,718
Federal funds sold, commercial paper and deposits in banks	2,950	2,880	608
Total interest revenue	402,829	464,708	549,036
Interest expense:
Deposits:
NOW	11,023	28,626	45,142
Money market	9,545	10,643	15,396
Savings	483	764	1,653
Time	120,326	158,268	167,400
Total deposit interest expense	141,377	198,301	229,591
Federal funds purchased, repurchase agreements and other short-term borrowings	2,842	7,699	16,236
Federal Home Loan Bank advances	4,622	13,026	22,013
Long-term debt	10,893	9,239	8,594
Total interest expense	159,734	228,265	276,434
Net interest revenue	243,095	236,443	272,602
Provision for loan losses	310,000	184,000	55,600
Net interest revenue after provision for loan losses	(66,905)	52,443	217,002
Fee revenue:
Service charges and fees	30,986	31,683	31,433
Mortgage loan and other related fees	8,959	7,103	8,537
Consulting fees	7,822	7,046	8,946
Brokerage fees	2,085	3,457	4,095
Securities gains, net	2,756	1,315	3,182
Gain from acquisition	11,390	-	-
Losses on prepayment of borrowings	-	(2,714)	(2,242)
Other	6,180	5,251	8,700
Total fee revenue	70,178	53,141	62,651
Total revenue	3,273	105,584	279,653
Operating expenses:
Salaries and employee benefits	108,967	110,574	115,153
Communications and equipment	15,038	15,490	15,483
Occupancy	15,796	14,988	13,613
Advertising and public relations	4,220	6,117	7,524
Postage, printing and supplies	5,068	6,296	6,365
Professional fees	9,925	7,509	7,218
Foreclosed property	32,365	19,110	4,980
FDIC assessments and other regulatory charges	16,004	6,020	2,780
Amortization of intangibles	3,104	3,009	2,739
Goodwill impairment	95,000	-	-
Severance costs	2,898	-	-
Other	13,568	17,586	14,206
Total operating expenses	321,953	206,699	190,061
(Loss) income before income taxes	(318,680)	(101,115)	89,592
Income tax (benefit) expense	(90,353)	(37,665)	31,599
Net (loss) income	(228,327)	(63,450)	57,993
Preferred stock dividends	10,242	724	18
Net (loss) income available to common shareholders	$(238,569)	$(64,174)	$57,975
(Loss) earnings per common share:
Basic	$(3.95)	$(1.35)	$1.26
Diluted	(3.95)	(1.35)	1.24
Cash dividends per common share	-	.18	.36
Weighted average common shares outstanding:
Basic	60,374	47,369	45,948
Diluted	60,374	47,369	46,593

See accompanying notes to consolidated financial statements

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Consolidated Balance Sheet
As of December 31, 2009 and 2008
(in thousands, except share data)

Assets
	2009	2008

Cash and due from banks	$126,265	$116,395
Interest-bearing deposits in banks	120,382	8,417
Federal funds sold, commercial paper and short-term investments	129,720	368,609

Cash and cash equivalents	376,367	493,421

Securities available for sale	1,530,047	1,617,187
Mortgage loans held for sale	30,226	20,334
Loans, net of unearned income	5,151,476	5,704,861
Less allowance for loan losses	155,602	122,271
Loans, net	4,995,874	5,582,590
Assets covered by loss sharing agreements with the FDIC	185,938	-
Premises and equipment, net	182,038	179,160
Accrued interest receivable	33,867	46,088
Goodwill and other intangible assets	225,196	321,798
Other assets	440,361	331,355

Total assets	$7,999,914	$8,591,933

Liabilities and Shareholders’ Equity

Liabilities:
Deposits:
Demand	$707,826	$654,036
NOW	1,335,790	1,543,385
Money market	713,901	466,750
Savings	177,427	170,275
Time:
Less than $100,000	1,746,511	1,953,235
Greater than $100,000	1,187,499	1,422,974
Brokered	758,880	792,969
Total deposits	6,627,834	7,003,624

Federal funds purchased, repurchase agreements and other short-term borrowings	101,389	108,411
Federal Home Loan Bank advances	114,501	235,321
Long-term debt	150,066	150,986
Accrued expenses and other liabilities	43,803	104,209

Total liabilities	7,037,593	7,602,551

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $1 par value; 10,000,000 shares authorized;
Series A, $10 stated value; 21,700 and 25,800 shares issued and outstanding	217	258
Series B, $1,000 stated value; 180,000 shares issued and outstanding	174,408	173,180
Common stock, $1 par value; 100,000,000 shares authorized;
94,045,603 and 48,809,301 shares issued	94,046	48,809
Common stock issuable; 221,906 and 129,304 shares	3,597	2,908
Capital surplus	622,034	460,708
Retained earnings	20,384	265,405
Treasury stock; 799,892 shares, at cost	-	(16,465)
Accumulated other comprehensive income	47,635	54,579

Total shareholders’ equity	962,321	989,382

Total liabilities and shareholders’ equity	$7,999,914	$8,591,933

See accompanying notes to consolidated financial statements

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Shareholders’ Equity
For the Years Ended December 31, 2009, 2008 and 2007
(in thousands, except share and per share data)

								Accumulated
				Common				Other
	Preferred Stock		Common	Stock	Capital	Retained	Treasury	Comprehensive
	Series A	Series B	Stock	Issuable	Surplus	Earnings	Stock	Income (Loss)	Total
Balance, December 31, 2006	$322	$-	$42,891	$862	$270,383	$306,261	$-	$(3,952)	$616,767
Comprehensive income:
Net income	-	-	-	-	-	57,993	-	-	57,993
Other comprehensive income:
Unrealized holding gains on available for sale securities (net of deferred tax expense of $6,163)	-	-	-	-	-	-	-	10,267	10,267
Reclassification adjustment for gains on securities available for sale included in fee revenue (net of tax expense of $1,237)	-	-	-	-	-	-	-	(1,945)	(1,945)
Unrealized gains on derivative financial instruments qualifying as cash flow hedges (net of deferred tax expense of $6,297)	-	-	-	-	-	-	-	9,891	9,891
Comprehensive income						57,993		18,213	76,206
Retirement of Series A preferred stock (6,400 shares)	(64)	-	-	-	-	-	-	-	(64)
Cash dividends declared on common stock ($.36 per share)	-	-	-	-	-	(16,845)	-	-	(16,845)
Common stock issued for acquisition (5,691,948 shares)	-	-	5,692	-	185,649	-	-	-	191,341
Exercise of stock options, net of shares exchanged (150,078 shares)	-	-	86	-	71	-	1,543	-	1,700
Common stock issued to Dividend Reinvestment Plan and employee benefit plans (134,664 shares)	-	-	110	-	3,217	-	615	-	3,942
Amortization of stock options and restricted stock	-	-	-	-	3,580	-	-	-	3,580
Vesting of restricted stock awards (34,277 shares issued, 3,125 shares deferred)	-	-	30	93	(219)	-	96	-	-
Purchases of treasury stock (2,000,000 shares)	-	-	-	-	-	-	(46,056)	-	(46,056)
Deferred compensation plan, net, including dividend equivalents	-	-	-	1,187	-	-	-	-	1,187
Shares issued from deferred compensation plan (1,550 shares)	-	-	-	(42)	38	-	4	-	-
Tax benefit from options exercised	-	-	-	-	162	-	-	-	162
Cash dividends declared on Series A preferred stock ($.60 per share)	-	-	-	-	-	(18)	-	-	(18)
Balance, December 31, 2007	258	-	48,809	2,100	462,881	347,391	(43,798)	14,261	831,902
Comprehensive loss:
Net loss	-	-	-	-	-	(63,450)	-	-	(63,450)
Other comprehensive income:
Unrealized holding gains on available for sale securities (net of deferred tax expense of $5,442)	-	-	-	-	-	-	-	8,912	8,912
Reclassification adjustment for gains on securities available for sale included in fee revenue (net of tax expense of $512)	-	-	-	-	-	-	-	(803)	(803)
Unrealized gains on derivative financial instruments qualifying as cash flow hedges (net of deferred tax expense of $22,439)	-	-	-	-	-	-	-	35,244	35,244
Reclassification adjustment for gains on terminated floor contracts (net of tax expense of $1,932)	-	-	-	-	-	-	-	(3,035)	(3,035)
Comprehensive loss						(63,450)		40,318	(23,132)
Issuance of Series B preferred stock (180,000 shares)	-	173,097	-	-	6,903	-	-	-	180,000
Issuance of warrants attached to trust preferred securities	-	-	-	-	392	-	-	-	392
Cash dividends declared on common stock ($.18 per share)	-	-	-	-	-	(8,465)	-	-	(8,465)
Stock dividends declared on common stock (723,814 shares)	-	-	-	-	(8,663)	(9,347)	17,934	-	(76)
Exercise of stock options, net of shares exchanged (80,838 shares)	-	-	-	-	(1,257)	-	2,277	-	1,020
Common stock issued to Dividend Reinvestment Plan and employee benefit plans (281,501 shares)	-	-	-	-	(3,259)	-	6,648	-	3,389
Amortization of stock options and restricted stock	-	-	-	-	3,859	-	-	-	3,859
Vesting of restricted stock awards (15,662 shares issued, 8,700 shares deferred)	-	-	-	264	(639)	-	375	-	-
Deferred compensation plan, net, including dividend equivalents	-	-	-	658	-	-	-	-	658
Shares issued from deferred compensation plan (4,214 shares)	-	-	-	(114)	15	-	99	-	-
Tax benefit from options exercised	-	-	-	-	476	-	-	-	476
Cash dividends on Series A preferred stock ($.60 per share)	-	-	-	-	-	(16)	-	-	(16)
Cash dividends on Series B preferred stock (5%)	-	83	-	-	-	(708)	-	-	(625)
Balance, December 31, 2008	258	173,180	48,809	2,908	460,708	265,405	(16,465)	54,579	989,382
Comprehensive loss:
Net loss	-	-	-	-	-	(228,327)	-	-	(228,327)
Other comprehensive income:
Unrealized holding gains on available for sale securities (net of deferred tax expense of $9,635)	-	-	-	-	-	-	-	16,277	16,277
Reclassification adjustment for gains on securities available for sale included in fee revenue (net of tax expense of $1,072)	-	-	-	-	-	-	-	(1,684)	(1,684)
Unrealized losses on derivative financial instruments qualifying as cash flow hedges (net of deferred tax benefit of $13,712)	-	-	-	-	-	-	-	(21,537)	(21,537)
Comprehensive loss						(228,327)		(6,944)	(235,271)
Retirement of Series A preferred stock (4,100 shares)	(41)	-	-	-	-	-	-	-	(41)
Stock dividends declared on common stock (1,111,522 shares)	-	-	482	-	(6,731)	(6,452)	12,649	-	(52)
Exercise of stock options, net of shares exchanged (437 shares)	-	-	-	-	(6)	-	8	-	2
Common stock issued to Dividend Reinvestment Plan and employee benefit plans (401,101 shares)	-	-	248	-	(1,528)	-	3,434	-	2,154
Common stock issued (44,505,000 shares)	-	-	44,505	-	166,584	-	-	-	211,089
Amortization of stock options and restricted stock	-	-	-	-	3,704	-	-	-	3,704
Vesting of restricted stock awards (12,447 shares issued, 18,281 shares deferred)	-	-	2	446	(688)	-	240	-	-
Deferred compensation plan, net, including dividend equivalents	-	-	-	398	-	-	-	-	398
Shares issued from deferred compensation plan (5,687 shares)	-	-	-	(155)	21	-	134	-	-
Tax on option exercise and restricted stock vesting	-	-	-	-	(30)	-	-	-	(30)
Cash dividends on Series A preferred stock ($.60 per share)	-	-	-	-	-	(14)	-	-	(14)
Cash dividends on Series B preferred stock (5%)	-	1,228	-	-	-	(10,228)	-	-	(9,000)
Balance, December 31, 2009	$217	$174,408	$94,046	$3,597	$622,034	$20,384	$-	$47,635	$962,321

See accompanying notes to consolidated financial statements

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Consolidated Statement of Cash Flows
For the Years Ended December 31, 2009, 2008 and 2007
(in thousands)

	2009	2008	2007
Operating activities:
Net (loss) income	$(228,327)	$(63,450)	$57,993
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, amortization and accretion	14,553	14,848	13,946
Provision for loan losses	310,000	184,000	55,600
Goodwill impairment charge	95,000	-	-
Stock based compensation	3,704	3,859	3,580
Deferred income tax benefit	(50,013)	(13,566)	(14,228)
Securities gains, net	(2,756)	(1,315)	(3,182)
Losses (gains) on sale of other assets	89	14	(214)
Losses on prepayment of borrowings	-	2,714	2,242
Losses and write downs on other real estate owned	17,881	12,415	2,659
Gain from acquisition	(11,390)	-	-
Change in assets and liabilities, net of effects
of business combinations:
Other assets and accrued interest receivable	(15,636)	202	15,270
Accrued expenses and other liabilities	16,348	(26,079)	(35,574)
Mortgage loans held for sale	(9,892)	7,670	7,321
Net cash provided by operating activities	139,561	121,312	105,413

Investing activities, net of effects of business combinations:
Proceeds from sales of securities available for sale	328,968	162,679	128,214
Proceeds from maturities and calls of securities available for sale	693,064	464,672	597,215
Purchases of securities available for sale	(884,815)	(820,665)	(904,158)
Net decrease (increase) in loans	62,964	(47,870)	(113,206)
Purchase of bank owned life insurance	-	-	(50,000)
Purchases of premises and equipment	(14,868)	(11,393)	(34,062)
Proceeds from sales of premises and equipment	634	535	-
Net cash received from (paid for) business combinations	63,617	-	(4,346)
Proceeds from sales of other real estate	154,381	78,973	22,483
Net cash provided by (used in) investing activities	403,945	(173,069)	(357,860)

Financing activities, net of effects of business combinations:
Net change in deposits	(682,236)	927,673	(264,780)
Net change in federal funds purchased, repurchase agreements
and other short-term borrowings	(9,692)	(488,051)	567,233
Proceeds from line of credit	-	-	42,000
Repayment of line of credit	-	(42,000)	-
Proceeds from trust preferred securities	-	12,967	-
Retirement of trust preferred securities	-	-	(5,000)
Proceeds from FHLB advances	330,000	400,000	1,200,000
Repayments of FHLB advances	(503,322)	(686,714)	(1,182,142)
Proceeds from issuance of subordinated debt	-	30,000	-
Proceeds from issuance of common stock for dividend reinvestment and employee benefit plans	2,154	3,389	3,942
Proceeds from issuance of common stock	211,089	-	-
Proceeds from exercise of stock options	2	1,020	1,700
Retirement of Series A preferred stock	(41)	-	(64)
Proceeds from issuance of Series B preferred stock	-	180,000	-
Purchase of treasury stock	-	-	(46,056)
Cash dividends on common stock	-	(12,713)	(16,029)
Cash dividends on Series A preferred stock	(14)	(16)	(18)
Cash dividends on Series B preferred stock	(8,500)	-	-
Net cash (used in) provided by financing activities	(660,560)	325,555	300,786

Net change in cash and cash equivalents	(117,054)	273,798	48,339

Cash and cash equivalents at beginning of year	493,421	219,623	171,284
Cash and cash equivalents at end of year	$376,367	$493,421	$219,623

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

Organization and Basis of Presentation
At December 31, 2009, United was a bank holding company whose business was conducted by its wholly-owned bank subsidiary. United is subject to regulation under the Bank Holding Company Act of 1956. The consolidated financial statements include the accounts of United Community Banks, Inc. and its wholly-owned commercial bank subsidiary in Georgia (the “Bank”), and Brintech, Inc., a financial services consulting subsidiary based in Texas. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Bank is a commercial bank that serves markets throughout north Georgia, coastal Georgia, the Atlanta, Georgia MSA, the Gainesville, Georgia MSA, western North Carolina and east Tennessee and provides a full range of banking services. The Bank is insured and subject to the regulation of the Federal Deposit Insurance Corporation (“FDIC”) and is also subject to the regulation of the Georgia Department of Banking and Finance.

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

Cash and Cash Equivalents
Cash equivalents include amounts due from banks, interest-bearing deposits in banks, federal funds sold and commercial paper and short-term investments.  Federal funds are generally sold for one-day periods, interest-bearing deposits in banks are available on demand and commercial paper investments mature within a period of less than 30 days.

Investment Securities
United classifies its securities in one of three categories: held to maturity, available for sale, or trading. Trading securities are bought and held principally for the purpose of selling them in the near term.  Held to maturity securities are those securities for which United has the ability and intent to hold until maturity. All other securities are classified as available for sale.  At December 31, 2009 and 2008, all securities were classified as available for sale.

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

Management evaluates investment securities for other than temporary impairment on a quarterly basis.  A decline in the fair value of available for sale and held to maturity securities below cost that is deemed other than temporary is charged to earnings for a decline in value deemed to be credit related.  The decline in value attributed to non credit related factors is recognized in other comprehensive income and a new cost basis for the security is established.  Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to the yield. Realized gains and losses for securities classified as available for sale and held to maturity are included in net income and derived using the specific identification method for determining the cost of the securities sold.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)	Summary of Significant Accounting Policies, continued
Investment Securities, continued
Federal Home Loan Bank (“FHLB”) stock is included in other assets at its original cost basis, as cost approximates fair value and there is no ready market for such investments.

Mortgage Loans Held for Sale
Mortgage loans held for sale are carried at the lower of aggregate cost or market value. The amount by which cost exceeds market value is accounted for as a valuation allowance. Changes in the valuation allowance are included in the determination of net income for the period in which the change occurs. No market valuation allowances were required at December 31, 2009 or 2008 since those loans have market values that approximated the recorded basis.

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

The allowance is composed of general reserves and specific reserves.  General reserves are determined by applying loss percentages to the portfolio that are based on historical loss experience.  Additionally, the general economic and business conditions affecting key lending areas, credit quality trends, collateral values, loan volumes and concentrations, seasoning of the loan portfolio, the findings of internal and external credit reviews and results from external bank regulatory examinations are included in this evaluation.  The need for specific reserves is evaluated on impaired loan relationships greater than $500,000.  The specific reserves are determined on a loan-by-loan basis based on management’s evaluation of United’s exposure for each credit, given the current payment status of the loan and the value of any underlying collateral.  Loans for which specific reserves are provided are excluded from the calculation of general reserves.

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

Management believes the allowance for loan losses is appropriate at December 31, 2009. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review United’s allowance for loan losses. Such agencies may require United to recognize additions or deductions to the allowance based on their judgment and information available to them at the time of their examination.

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

Foreclosed Properties
Foreclosed property is initially recorded at fair value, less cost to sell.  If the fair value, less cost to sell at the time of foreclosure is less than the loan balance, the deficiency is recorded as a loan charge-off against the allowance for loan losses.  If the fair value, less cost to sell, of the foreclosed property decreases during the holding period, a valuation allowance is established with a charge to operating expenses.  When the foreclosed property is sold, a gain or loss is recognized on the sale for the difference between the sales proceeds and the carrying amount of the property.  Financed sales of foreclosed property are accounted for in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification Topic 360, Subtopic 20, Real Estate Sales (“ASC 360-20”).

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

The income tax benefit or expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities.

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

United recognizes interest and / or penalties related to income tax matters in income tax expense.

Stock-Based Compensation
United uses the fair value method of recognizing expense for stock based compensation based on the fair value of option and restricted stock awards at the date of grant as prescribed by Accounting Standards Codification Topic 781-10 Compensation-Stock Compensation.

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

Reclassifications
Certain 2008 and 2007 amounts have been reclassified to conform to the 2009 presentation.

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(2)	Accounting Standards Updates
In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2009-13 (“ASU 2009-13”), Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force.  ASU 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit.  Subtopic 605-25, Revenue Recognition – Multiple-Element Arrangements, establishes the accounting and reporting guidance for arrangements under which the vendor will perform multiple revenue-generating activities.  Specifically, this subtopic addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting.  The amendments in this ASU will be effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 with early adoption permitted.  This ASU is not expected to have any effect on United’s results of operations, financial position or disclosures.

In October 2009, the FASB issued Accounting Standards Update No. 2009-14 (“ASU 2009-14”), Software (Topic 985) – Certain Revenue Arrangements That Include Software Elements – a consensus of the FASB Emerging Issues Task Force.  ASU 2009-14 addresses concerns raised by constituents relating to the accounting for revenue arrangements that contain tangible products and software.  The amendments in this ASU will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 with early adoption permitted.  This ASU is not applicable to United and therefore will not have any effect on United’s results of operations, financial position or disclosures.

In October 2009, the FASB issued Accounting Standards Update No. 2009-15 (“ASU 2009-15”), Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing.  ASU 2009-15 provides accounting guidance for own-share lending arrangements issued in contemplation of the issuance of convertible debt or other financing arrangements.  An entity, for which the cost to an investment banking firm or third-party investors of borrowing its shares is prohibitive, may enter into share-lending arrangements that are executed separately but in connection with a convertible debt offering.  Although the convertible debt instrument is ultimately sold to investors, the share-lending arrangement is an agreement between the entity and an investment bank and is intended to facilitate the ability of investors to hedge the conversion option in the entity’s convertible debt.  Loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation.  If dividends on the loaned shares are not reimbursed to the entity, any amounts, including contractual dividends and participation rights in undistributed earnings, attributable to the loaned shares shall be deducted in computing income available to common shareholders, in a manner consistent with the two-class method in Accounting Standards Codification Topic 260-10-45-60B, Earnings Per Share.  This ASU did not have any effect on United’s results of operations, financial position or disclosures.

In December 2009, the FASB issued Accounting Standards Update No. 2009-16 (“ASU 2009-16”), Accounting for Transfers of Financial Assets.  ASU No. 2009-16 formally incorporates into the FASB Codification amendments to Statement of Financial Accounting Standards (“SFAS”) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, made by SFAS No. 166 Accounting For Transfers of Financial Assets, an amendment of FASB Statement No. 140, primarily to 1.) eliminate the concept of a qualifying special-purpose entity, 2.) limit the circumstances under which a financial asset should be derecognized when the entire financial asset has not been transferred to a non-consolidated entity, 3.) requires additional disclosures concerning a transferor’s continuing involvement with transferred financial assets, and 4.) requires that all servicing assets and liabilities be initially measured at fair value.  This guidance is effective as of the start of the first annual reporting period beginning after November 15, 2009, for interim periods within the first annual reporting period, and for all subsequent annual and interim reporting periods.  ASU No. 2009-19 is not expected to have a material impact on United’s results of operations, financial position or disclosures; however, United will need to review future loan participation agreements and other transfers of financial assets for compliance with the new standard.

In December 2009, the FASB issued Accounting Standards Update No. 2009-17 (“ASU 2009-17”), Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.  ASU No. 2009-17 formally incorporates into the FASB Codification amendments to FASB Interpretation (“FIN”) No. 46(R), Consolidation of Variable Interest Entities, made by SFAS No. 167, Amendments to FASB Interpretation No. 46(R) to require that a comprehensive qualitative analysis be performed to determine whether a holder of variable interests in a variable interest entity also has a controlling financial interest in that entity.  In addition, the amendments require that the same type of analysis be applied to entities that were previously designated as qualified special-purpose entities.  This ASU is effective as of the start of the first annual reporting period beginning after November 15, 2009, for interim periods within the first annual reporting period, and for all subsequent annual and interim reporting periods.  ASU No. 2009-17 is not expected to have a material impact on United’s results of operations, financial position or disclosures.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(2)	Accounting Standards Updates, continued
In January 2010, the FASB issued Accounting Standards Update No. 2010-01, Accounting for Distributions to Shareholders with Components of Stock and Cash (“ASU No. 2010-01”).  ASU No. 2010-01 provides guidance on the accounting for distributions offering shareholders the choice of receiving cash or stock.  Under such guidance, the stock portion of the distribution is not considered to be a stock dividend, and for purposes of calculating earnings per share it is deemed a new share issuance not requiring retroactive restatement.  This guidance is effective for the first reporting period, including interim periods, ending after December 15, 2009.  It is not expected to have a material impact on United’s results of operations, financial position or disclosures.

In January 2010, the FASB issued Accounting Standards Update No. 2010-02, Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification (“ASU No. 2010-02”).  ASU No. 2010-02 amends FASB Accounting Standards Codification (“ASC”) Topic 810, Consolidation, to clarify that deconsolidation accounting also applies to a subsidiary or group of assets that is a business or nonprofit activity.  The amended guidance also requires additional disclosures concerning a retained investment in the period of a deconsolidation of a subsidiary or de-recognition of a group of assets.  This guidance is effective beginning in the period an entity first adopts SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, and if it was previously adopted, it is effective in the first interim or annual reporting period ending on or after December 15, 2009.  ASU No. 2010-02 is not expected to have a material impact on United’s results of operations, financial position or disclosures.

In January 2010, the FASB issued Accounting Standards Update No. 2010-03, Oil and Gas Reserve Estimation and Disclosures (“ASU No. 2010-03”)  and ASU No. 2010-04, Technical Corrections to SEC Paragraphs (ASU No. 2010-04”).  Neither ASU No. 2010-03 nor ASU No. 2010-04 are expected to have an impact on United.

In January 2010, the FASB issued Accounting Standards Update No. 2010-05, Escrowed Share Arrangements and the Presumption of Compensation (“ASU No. 2010-05”).  ASU No. 2010-05 officially incorporates into the FASB Codification the SEC staff’s position concerning escrowed share arrangements and the presumption that such arrangements are compensatory.  This guidance was effective immediately as it simply incorporated Emerging Issues Task Force (“EITF”) Topic D-110, Escrowed Share Arrangements and the Presumption of Compensation, into the FASB Codification.  It is not expected to have a material impact on United’s results of operations, financial position or disclosures.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU No. 2010-06”).  ASU No. 2010-06 amends FASB ASC Topic 820-10-50, Fair Value Measurements and Disclosures, to require additional information to be disclosed principally regarding Level 3 measurements and transfers to and from Level 1 and 2.  In addition, enhanced disclosure is required concerning inputs and valuation techniques used to determine Level 2 and Level 3 measurements.  This guidance is generally effective for interim and annual reporting periods beginning after December 15, 2009; however, requirements to disclose separately purchases, sales, issuances, and settlements in the Level 3 reconciliation are effective for fiscal years beginning after December 15, 2010 (and for interim periods within such years).  ASU No. 2010-06 is not expected to have a material impact on United’s results of operations or financial position, and will have a minimal impact on its disclosures.

In January 2010, the FASB issued Accounting Standards Update No. 2010-07, Not-for-Profit Entities: Mergers and Acquisitions (“ASU No. 2010-07”).  This guidance is not expected to have an impact on United.

In February 2010, the FASB issued Accounting Standards Update No. 2010-08, Technical Corrections to Various Topics, (“ASU No. 2010-08”).  This Accounting Standards Update clarifies the guidance on embedded derivatives and hedging (Subtopic 815-15) by eliminating inconsistencies and outdated provisions.  ASU No. 2010-08 is effective for United in the first quarter of 2010 and is not expected to have a material impact on United’s results of operations, financial position or disclosures.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(3)       Mergers and Acquisitions
On June 19, 2009, the Bank purchased substantially all the assets and assumed substantially all the liabilities of Southern Community Bank (“SCB”) from the FDIC, as Receiver of SCB.  SCB operated five commercial banking branches on the south side of Atlanta in Fayetteville, Peachtree City, Locust Grove and Newnan, Georgia.  The FDIC took SCB under receivership upon SCB’s closure by the Georgia Department of Banking and Finance at the close of business on June 19, 2009.  The transaction resulted in a cash payment of $31 million from the FDIC to the Bank.  Further, the Bank and the FDIC entered loss sharing agreements regarding future losses incurred on loans and foreclosed loan collateral existing at June 19, 2009.  Under the terms of the loss sharing agreements, the FDIC will absorb 80 percent of losses and share 80 percent of loss recoveries on the first $109 million of losses and, absorb 95 percent of losses and share in 95 percent of loss recoveries on losses exceeding $109 million.  The term for loss sharing on 1-4 Family loans is ten years, while the term for loss sharing on all other loans is five years.

The SCB acquisition was accounted for under the purchase method of accounting in accordance with Accounting Standards Codification Topic 805, Business Combinations (“ASC 805”).  The statement of net assets acquired as of June 19, 2009 and the resulting gain from acquisition are presented in the following table:

(in thousands)	Southern Community Bank

Assets acquired:
Cash and due from banks	$63,617
Securities available for sale	80,149

Loans	110,023
Foreclosed property	25,913
Estimated loss reimbursement from the FDIC	94,550
Covered assets	230,486
Core deposit intangible	1,500
Accrued interest receivable and other assets	2,434
Total assets acquired	378,186

Liabilities assumed:
Deposits	309,437
Federal Home Loan Bank advances	53,416
Accrued interest payable and other liabilities	3,943
Total liabilities assumed	366,796
Net assets acquired / gain from acquisition	$11,390

The purchased assets and assumed liabilities were recorded at their respective acquisition date fair values and identifiable intangible assets were recorded at fair value.  Fair values are preliminary and subject to refinement for up to one year after the closing date of a merger, as information becomes available relative to closing date fair values.  A gain totaling $11.4 million resulted from the acquisition and is included as a component of fee revenue on the consolidated statement of income for the year ended December 31, 2009.  The amount of the gain is equal to the amount by which the fair value of assets purchased exceeded the fair value of liabilities assumed.  The results of operations prior to the acquisition are not included in United’s consolidated statement of income.

United made significant estimates and exercised significant judgment in accounting for the acquisition of SCB.  Management engaged an independent third party to assist in determining the value of SCB’s loans.  United also recorded an identifiable intangible asset representing the value of the core deposit customer base of SCB.  In determining the value of the identifiable intangible asset, United estimated the average lives of depository accounts, future interest rate levels, the cost of servicing various deposit products, and other significant items.  Management used quoted market prices and observable data to determine the fair value of investment securities.  The fair values of FHLB advances, certificates of deposit and other borrowings that were assumed from SCB were determined based on discounted cash flows at current rates for similar instruments.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(3)	Mergers and Acquisitions, continued
Purchased loans acquired in a business combination are recorded at estimated fair value on their purchase date.  The carryover of the related allowance for loan losses is prohibited.  Purchased loans are accounted for under Accounting Standards Codification Topic 310, Subtopic 30, Loans or Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”), when the loans have evidence of credit deterioration since origination and it is probable at the date of acquisition that United will not collect all contractually required principal and interest payments.  Evidence of credit quality deterioration as of the purchase date may include statistics such as past due and non-accrual status.  Generally, acquired loans that meet United’s definition of non-accrual status fall within the scope of ASC 310-30.  The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the non-accretable difference, which is deducted from the carrying amount of loans.  Subsequent decreases to the expected cash flows will generally result in a provision for loan losses.  Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges or a reversal of the non-accretable difference with a positive impact on interest revenue.  Further, any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized into interest revenue over the remaining life of the loan, when there is reasonable expectation about the amount and timing of such cash flows.

Under the loss sharing agreements, the portion of the losses expected to be indemnified by the FDIC is considered an indemnification asset in accordance with ASC 805.  The indemnification asset, referred to as “estimated loss reimbursement from the FDIC” is included in the balance of “assets covered by loss sharing agreements with the FDIC” on the consolidated balance sheet.  The indemnification asset was recognized at fair value, which was estimated at the acquisition date based on the terms of the loss sharing agreement, which calls for the FDIC to reimburse 80 percent of the losses on acquired loans and foreclosed properties up to $109 million, and 95 percent of any losses that exceed $109 million.   The indemnification asset is expected to be collected over a four year average life.  No valuation allowance was required.

Loans, foreclosed property and the estimated FDIC reimbursement resulting from the loss share agreements with the FDIC are reported as “assets covered by loss sharing agreements with the FDIC” in the consolidated balance sheet.  The table below shows the components of covered assets at December 31, 2009:

Assets Covered by Loss Sharing Agreements with the FDIC	Purchased Impaired Loans	Other Purchased Loans	Other	Total

Construction	$8,731	$15,967	$-	$24,698
Commercial (secured by real estate)	-	40,564	-	40,564
Residential mortgage	132	11,186	-	11,318
Commercial & industrial	328	7,400	-	7,728
Consumer	45	744	-	789
Total covered loans	9,236	75,861	-	85,097
Covered foreclosed property	-	-	33,882	33,882
Estimated loss reimbursement from the FDIC	-	-	66,959	66,959
Total covered assets	$9,236	$75,861	$100,841	$185,938

Covered loans are initially recorded at fair value at the acquisition date.  Subsequent decreases in the amount expected to be collected results in a provision for loan losses charged to earnings and an increase in the estimated FDIC reimbursement.  Covered foreclosed property is initially recorded at its estimated fair value.
On the acquisition date, the preliminary estimate of the contractually required payments receivable for all ASC 310-30 loans acquired was $70.8 million, the cash flows expected to be collected were $24.5 million including interest, and the estimated fair value of the loans was $23.6 million.  These amounts were determined based upon the estimated remaining life of the underlying loans, which includes the effects of estimated prepayments.  At December 31, 2009, a majority of these loans were valued based on the liquidation value of the underlying collateral, because the expected cash flows are primarily based on the liquidation of the underlying collateral and the timing and amount of the cash flows could not be reasonably estimated.  Certain amounts related to the ASC 310-30 loans are preliminary estimates and adjustments in future quarters may occur up to one year from the date of acquisition.

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

Core deposit intangibles related to the acquisitions are being amortized over a period of 10 years.  Goodwill resulting from the acquisition of Gwinnett in 2007 will not be amortized or deductible for tax purposes.

A reconciliation of the accrued merger costs is presented below (in thousands):

2009	Beginning Balance	Purchase Adjustments	Amounts Charged to Earnings	Amounts Paid	Ending Balance
Severance and related costs	$74	$-	$-	$(74)	$-

Total	$74	$-	$-	$(74)	$-

2008
Severance and related costs	$2,481	$-	$-	$(2,407)	$74
Professional fees	4	-	-	(4)	-

Total	$2,485	$-	$-	$(2,411)	$74

2007
Severance and related costs	$577	$2,348	$71	$(515)	$2,481
Professional fees	47	705	-	(748)	4
Contract termination costs	804	(785)	-	(19)	-

Total	$1,428	$2,268	$71	$(1,282)	$2,485

(4)	Cash Flows
United paid approximately $177 million, $227 million and $276 million in interest on deposits and other borrowings during 2009, 2008 and 2007, respectively.  In connection with United’s 2009 acquisition of SCB, assets with a fair value of $378 million were acquired and liabilities totaling approximately $367 million were assumed.  In connection with United’s 2007 acquisition of Gwinnett, assets having a fair value of approximately $809 million were acquired and liabilities totaling approximately $595 million were assumed.

During 2009, 2008 and 2007, non-accrual loans having a value of $239.8 million, $132.0 million and $62.7 million, respectively, were transferred to other real estate.  Also, during 2009, 2008 and 2007, United financed the sale of other real estate properties with loans totaling $10.8 million, $10.5 million and $8.3 million, respectively.  Loans made by United to finance the sale of other real estate were made on terms substantially the same as other loans made by United.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(5)	Securities Available for Sale
The cost basis, unrealized gains and losses, and fair value of securities available for sale at December 31, 2009 and 2008 are listed below (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
As of December 31, 2009	Cost	Gains	Losses	Value

U.S. Government agencies	$248,425	$214	$2,173	$246,466
State and political subdivisions	62,046	1,371	124	63,293
Mortgage-backed securities (1)	1,156,035	43,007	1,820	1,197,222
Other	22,701	382	17	23,066

Total	$1,489,207	$44,974	$4,134	$1,530,047

As of December 31, 2008

U.S. Government agencies	$166,263	$2,122	$-	$168,385
State and political subdivisions	43,649	469	378	43,740
Mortgage-backed securities	1,363,513	26,356	10,713	1,379,156
Other	26,080	79	253	25,906

Total	$1,599,505	$29,026	$11,344	$1,617,187

(1) All are residential type mortgage-backed securities

The following summarizes securities in an unrealized loss position as of December 31, 2009 and 2008 (in thousands):

	Less than 12 Months		12 Months or More		Total
As of December 31, 2009	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Government agencies	$151,838	$2,173	$-	$-	$151,838	$2,173
State and political subdivisions	2,348	47	2,792	77	5,140	124
Mortgage-backed securities	84,024	838	22,358	982	106,382	1,820
Other	-	-	493	17	493	17
Total unrealized loss position	$238,210	$3,058	$25,643	$1,076	$263,853	$4,134

As of December 31, 2008

State and political subdivisions	$9,672	$369	$14	$9	$9,686	$378
Mortgage-backed securities	215,396	10,210	11,719	503	227,115	10,713
Other	5,228	253	-	-	5,228	253
Total unrealized loss position	$230,296	$10,832	$11,733	$512	$242,029	$11,344

At both December 31, 2009 and 2008, securities with a carrying value of $1.5 billion were pledged to secure public deposits and FHLB advances.

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, among other factors. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analyst’s reports.  During 2009, United recorded impairment losses of $1.2 million on investments in financial institutions that failed or otherwise showed evidence of other-than-temporary impairment.  No impairment charges were recognized during 2008 or 2007.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(5)	Securities Available for Sale, continued
At December 31, 2009, there were 55 available for sale securities that were in an unrealized loss position. United does not intend to sell nor believes it will be required to sell securities in an unrealized loss position prior to the recovery of its amortized cost basis.  Unrealized losses at December 31, 2009 and 2008 were primarily attributable to changes in interest rates.

The amortized cost and fair value of the investment securities at December 31, 2009, by contractual maturity, are presented in the following table (in thousands)

	Amortized Cost	Fair Value

U.S. Government agencies:
Within 1 year	$-	$-
1 to 5 years	41,991	42,092
5 to 10 years	181,533	180,492
More than 10 years	24,901	23,882
	248,425	246,466

State and political subdivisions:
Within 1 year	18,526	18,710
1 to 5 years	13,765	14,120
5 to 10 years	20,716	21,233
More than 10 years	9,039	9,230
	62,046	63,293

Other:
Within 1 year	10,868	10,974
1 to 5 years	7,568	7,827
5 to 10 years	1,000	1,000
More than 10 years	3,265	3,265
	22,701	23,066

Total securities other than mortgage-backed securities:
Within 1 year	29,394	29,684
1 to 5 years	63,324	64,039
5 to 10 years	203,249	202,725
More than 10 years	37,205	36,377

Mortgage-backed securities	1,156,035	1,197,222

	$1,489,207	$1,530,047

Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Realized gains and losses are derived using the specific identification method for determining the cost of the securities sold.

The following summarizes securities sales activities for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	2009	2008	2007

Proceeds from sales	$328,968	$162,679	$128,214

Gross gains on sales	$5,291	$1,419	$3,511
Gross losses on sales	1,291	104	329
Impairment losses	1,244	-	-

Net gains on sales of securities	$2,756	$1,315	$3,182

Income tax expense attributable to sales	$1,072	$512	$1,237

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(6)	Loans and Allowance for Loan Losses
Major classifications of loans at December 31, 2009 and 2008 are summarized as follows (in thousands):

	2009	2008

Commercial (secured by real estate)	$1,779,398	$1,626,966
Commercial (commercial and industrial)	390,520	410,529
Commercial construction	362,566	499,663
Total commercial	2,532,484	2,537,158
Residential construction	1,050,065	1,478,679
Residential mortgage	1,427,198	1,526,388
Installment	141,729	162,636

Total loans	5,151,476	5,704,861

Less allowance for loan losses	155,602	122,271

Loans, net	$4,995,874	$5,582,590

The Bank grants loans and extensions of credit to individuals and a variety of firms and corporations located primarily in counties in north Georgia, the Atlanta, Georgia MSA, the Gainesville, Georgia MSA, coastal Georgia, western North Carolina and east Tennessee. Although the Bank has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by improved and unimproved real estate and is dependent upon the real estate market.

At December 31, 2009, United had $198.3 million of loans classified as impaired.  Of that amount, $16.1 million had specific reserves of $3 million allocated and the remaining $182.2 million did not have specific reserves allocated because they had either been written down to net realizable value ($115.3 million in charge-offs) or had sufficient collateral so that no allowance was required. United had $142.3 million in loans classified as impaired at December 31, 2008.  Of that amount, $49.7 million had specific reserves of $15.7 million allocated and the remaining $92.6 million did not require specific reserves or had been previously written down to net realizable value.  United’s policy is to discontinue recognition of interest revenue for loans classified as impaired when those loans meet the criteria for nonaccrual status.  The average balance of impaired loans for 2009, 2008 and 2007 was $229.1 million, $97.1 million, and $51.3 million, respectively.  There was no interest revenue recognized on impaired loans in 2009 or 2008  Interest revenue recognized on impaired loans in 2007 was $3.7 million.

In the ordinary course of business, the Bank grants loans to executive officers, and directors of the holding company and the Bank, including their immediate families and companies with which they are associated.  Management believes that such loans are made substantially on the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other customers.  The following is a summary of such loans outstanding and the activity in these loans for the year ended December 31, 2009 (in thousands):

Balances at December 31, 2008	$48,223
New loans and advances	13,538
Repayments	(6,749)
Renewals	(2,641)
Adjustment for changes in executive officers and directors	(31,539)

Balances at December 31, 2009	$20,832

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(6)	Loans and Allowance for Loan Losses, continued
Changes in the allowance for loan losses are summarized as follows (in thousands):

	2009	2008	2007
Balance beginning of period	$122,271	$89,423	$66,566
Provision for loan losses	310,000	184,000	55,600
Allowance for loan losses acquired from
subsidiaries at merger date	-	-	7,091
Charge-offs:
Commercial (commercial and industrial)	11,322	5,197	1,188
Commercial (secured by real estate)	21,796	5,843	688
Commercial construction	9,908	1,796	245
Residential construction	219,168	123,771	30,351
Residential mortgage	18,997	12,995	7,022
Installment	5,115	3,275	2,200
Total loans charged-off	286,306	152,877	41,694
Recoveries:
Commercial (commercial and industrial)	5,397	61	187
Commercial (secured by real estate)	520	72	97
Commercial construction	12	4	1
Residential construction	2,253	653	117
Residential mortgage	411	224	486
Installment	1,044	711	972
Total recoveries	9,637	1,725	1,860
Net charge-offs	276,669	151,152	39,834

Balance end of period	$155,602	$122,271	$89,423

At December 31, 2009 and 2008, loans with a carrying value of $1.5 billion and $1.9 billion were pledged as collateral to secure FHLB advances and other contingent funding sources.

(7)	Premises and Equipment
Premises and equipment at December 31, 2009 and 2008 are summarized as follows, (in thousands):

	2009	2008

Land and land improvements	$80,377	$78,874
Buildings and improvements	110,062	100,162
Furniture and equipment	74,002	70,930
Construction in progress	540	1,974

	264,981	251,940

Less accumulated depreciation	82,943	72,780

Premises and equipment, net	$182,038	$179,160

Depreciation expense was approximately $11.3 million, $11.8 million and $10.6 million for 2009, 2008 and 2007, respectively.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(8)	Goodwill and Other Intangible Assets
A summary of changes in goodwill for the years ended December 31, 2009 and 2008 is presented below, (in thousands):

	2009	2008

Beginning balance	$305,590	$306,086
Impairment charges	(95,000)	-
Purchase adjustments	-	(496)
Ending balance	$210,590	$305,590

During the first quarter of 2009, United updated its annual goodwill impairment assessment as a result of its stock price falling significantly below tangible book value.  As a result of the updated assessment, goodwill was deemed to be impaired and written down to its estimated fair value.  The impairment charge of $70 million was recognized as an expense in the first quarter of 2009 consolidated statement of income.  Although conditions in the second quarter of 2009 did not lead management to believe that further impairment existed, due to further weakness in United’s loan portfolio and management’s expectation for higher credit losses, goodwill was tested again for impairment in the third quarter of 2009.  An additional impairment charge of $25 million was taken as a result of the third quarter assessment.  No impairment was recognized in the fourth quarter as a result of United’s annual goodwill impairment test conducted as of December 31, 2009.  For the year ended December 31, 2009, total goodwill impairment charges amounted to $95 million.

United has only one operating segment and all of the goodwill is included in that segment; therefore goodwill was tested for impairment for United as a whole.  The first step (Step 1) of the goodwill impairment assessment was to determine the fair value of United as a whole and compare the result to the book value of equity.  If the fair value resulting from Step 1 exceeded the book value of equity, then goodwill would not have been impaired.  If the fair value was less than book value, then Step 2 of the goodwill impairment assessment had to be completed.  Step 2 consisted of valuing all the assets and liabilities, including separately identifiable intangible assets, in order to determine the fair value of goodwill.  The fair value of goodwill is the difference between the value of United determined in Step 1 and the value of the net assets and liabilities determined in Step 2.  If the fair value of goodwill exceeds the book value, goodwill is not impaired.  If the fair value of goodwill is less than the book value, goodwill is impaired by the amount by which book value exceeds fair value.

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

The interim assessments performed in the first and third quarters of 2009 both indicated that the fair value of United was less than the book value, so United proceeded to Step 2.  United’s Step 2 analysis indicated that the book value of goodwill exceeded the fair value by $70 million in the first quarter of 2009 and $25 million in the third quarter of 2009, leading to the impairment charges.  In arriving at the impairment charges, United made a number of valuation assumptions.

The most significant assumption in determining the estimated fair value of United as a whole and the amount of any resulting impairment was the discount rate used in the discounted cash flows valuation method.  The discount rate selected for the fourth,  third and first quarter of 2009 assessments were 15.5%, 15% and 15%, respectively, which considered a risk-free rate of return that was adjusted for the industry median beta, equity risk and size premiums, and a company-specific risk premium.  The increase in the discount rate used in the annual impairment assessment at December 31, 2009 was due to a higher long-term risk-free rate.

An increase in the fourth quarter 2009 discount rate of one percentage point would result in a decrease in the estimated value of United of approximately $34 million, which would have indicated goodwill impairment of approximately $29 million.  A decrease of one percentage point would result in an increase in the estimated value of United of approximately $41 million.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(8)	Goodwill and Other Intangible Assets, continued
Other significant valuation assumptions used related to valuing the loan portfolio.  The key assumptions involved in valuing the non-performing portion of the loan portfolio included estimating future cash flows.  The key assumptions involved in valuing the performing portion of the loan portfolio included determining a default rate and a rate of loss upon default.  Changing these assumptions, or any other key assumptions, could have a material impact on the amount of goodwill impairment.

United performed its regularly scheduled annual goodwill assessment in the fourth quarter of 2009 with no resulting goodwill impairment charge.  Conditions that could cause additional impairment charges include further deterioration in United’s financial performance and our outlook for future performance, changes in long-term interest rates used to determine the discount rate for the discounted cash flows valuation method or lower stock price valuations for United or the peer group of banks used in the guideline public companies valuation method.

United has finite-lived intangible assets capitalized on its balance sheet in the form of core deposit intangibles.  These intangible assets are amortized over their estimated useful lives of no more than 15 years.

A summary of core deposit intangible assets as of December 31, 2009 and 2008 is presented below, (in thousands):

	2009	2008

Gross carrying amount	$32,652	$31,152
Less accumulated amortization	18,046	14,944

Net carrying amount	$14,606	$16,208

Amortization expense on finite-lived intangible assets was $3.1 million in 2009, $3.0 million for 2008 and $2.7 million for 2007.  Amortization expense for each of the years 2010 through 2014 is estimated below (in thousands):

2010	$3,160
2011	3,018
2012	2,918
2013	2,030
2014	1,349

(9)	Deposits
At December 31, 2009, the contractual maturities of time deposits are summarized as follows (in thousands):

Maturing In:

2010	$3,100,865
2011	396,271
2012	154,447
2013	17,867
2014	16,962
thereafter	6,478

$3,692,890

At December 31, 2009, United held $759 million in certificates of deposit obtained through the efforts of third party brokers.  At December 31, 2008, United had $793 million of such certificates of deposit.  The daily average balance of these brokered deposits totaled $756 million and $565 million in 2009 and 2008, respectively.  The weighted average rates paid during 2009 and 2008 were 2.78% and 4.16%, respectively, and the weighted average rate as of December 31, 2009 was 3.05%.  These deposits generally have maturity dates ranging from 1 week to 3 years.

At December 31, 2009 and 2008, $1.3 million and $1.9 million in overdrawn deposit accounts were reclassified as loans.  No specific allowance for loan losses was deemed necessary for these accounts at December 31, 2009 and 2008.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(10)	Federal Home Loan Bank Advances
At December 31, 2009, the United had advances totaling $115 million from the FHLB of which $114 million were fixed rate advances and the remaining $125,000 was variable.  At December 31, 2008, United had advances totaling $235 million of which $55 million were fixed rate advances and the remaining $180 million were variable.  Interest payments and principal payments are due at various maturity dates with interest rates up to 4.49% at December 31, 2009.  At December 31, 2009, the weighted average interest rate on FHLB advances was 4.16%, compared to 2.94% as of December 31, 2008.  The FHLB advances are collateralized by commercial (secured by real estate) and residential mortgage loans, investment securities and FHLB stock.

At December 31, 2009, the maturities and current rates of outstanding advances were as follows (in thousands):

	Amount
Maturing In:	Maturing	Current Rate Range

2010	$10,079	3.14%	-	3.14%
2011	-
2012	74,297	4.05%	-	4.49%
2013	-
2014	30,000	2.85%	-	4.49%
thereafter	125

	$114,501

Timing of principal payments may differ from the maturity schedule shown above as some advances include call options that allow the FHLB to require repayment prior to the maturity date.

(11)	Short-term Borrowings
United uses a number of sources of short-term borrowings to meet its liquidity needs including federal funds purchased, repurchase agreements, Federal Reserve discount window borrowings and the Federal Reserve’s Term Auction Facility (“TAF”) programs.  The table below shows the amounts of short-term borrowings outstanding by type at December 31, 2009 and 2008 (in thousands).

	2009	2008

Federal funds purchased	$-	$8,197
Repurchase agreements	101,389	100,214
Total short-term borrowings	$101,389	$108,411

Term Auction Facility
United periodically obtains funds from the Federal Reserve through its TAF program.  The funds are obtained through a bid process.  United’s discount window and TAF funds are collateralized by commercial loans with maturities ranging from overnight to two weeks.  Interest rates on these funds are comparable to the targeted federal funds rate.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(12)	Long-term Debt
Long-term debt at December 31, 2009 and 2008 consisted of the following (in thousands):

	2009	2008	Issue Date	Stated Maturity Date	Earliest Call Date	Interest Rate

2002 subordinated debentures	$30,500	$31,500	2002	2012	2012	6.750%
2003 subordinated debentures	35,000	35,000	2003	2015	2010	6.250
2008 subordinated debentures	30,000	30,000	2008	2015	2008	LIBOR + 4.00
Total subordinated debentures	95,500	96,500
United Community Capital Trust	21,650	21,650	1998	2028	2008	8.125
United Community Statutory Trust I	5,155	5,155	2000	2030	2010	10.600
United Community Capital Trust II	10,309	10,309	2000	2030	2010	11.295
Southern Bancorp Capital Trust I	4,382	4,382	2004	2034	2009	Prime + 1.00
United Community Statutory Trust II	11,859	11,787	2008	2038	2013	9.000
United Community Statutory Trust III	1,211	1,203	2008	2038	2013	Prime + 3.00
Total trust preferred securities	54,566	54,486
Total long-term debt	$150,066	$150,986

Interest is paid semiannually for all subordinated debentures and trust preferred securities.

Subordinated Debentures
Subordinated debentures qualify as Tier II capital under risk based capital guidelines.  The 2003 subordinated debentures are callable at par on September 30, 2010 and September 30 of each year thereafter.  If not called, the interest rate increases to 7.50% and remains at that rate until maturity or until it is called.  The 2008 subordinated debentures are callable at any time.  United acquired $1 million of the 2002 subordinated debentures through its acquisition of Southern Community Bank and retired them upon acquisition.

Trust Preferred Securities
Trust preferred securities qualify as Tier I capital under risk based capital guidelines subject to certain limitations.  The trust preferred securities are mandatorily redeemable upon maturity, or upon earlier redemption at a premium as provided in the indentures.

The trust preferred securities issued under United Community Statutory Trust II and United Community Statutory Trust III are callable at par any time after October 31, 2013.  These trust preferred securities have attached warrants that allow the holder to redeem the trust preferred securities in exchange for common stock at the exercise price of $20 per share.  The warrants can be exercised at any time prior to October 31, 2013, the fifth anniversary of their issuance, at which time the warrants expire.

(13)	Earnings Per Share
United is required to report on the face of the statement of income, earnings per common share with and without the dilutive effects of potential common stock issuances from instruments such as options, convertible securities and warrants. Basic earnings per common share is based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per common share.  During 2009, 2008 and 2007, United paid dividends to Series A preferred stockholders totaling $14,000, $16,000 and $18,000, respectively.   Additionally, in 2009 and 2008, United accrued dividends of $10.2 million and $708,000, respectively, on Series B preferred stock.  The preferred stock dividends were subtracted from net (loss) income in order to arrive at net (loss) income available to common shareholders.  There is no dilution from dilutive securities for the years ended December 31, 2009 and 2008, due to the antidilutive effect of the net loss for those periods.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(13)	Earnings Per Share, continued
The following table sets forth the computation of basic and diluted earnings per common share for the years ended December 31, 2009, 2008 and 2007 (in thousands, except per share data):

	2009	2008	2007

Net (loss) income available to common stockholders	$(238,569)	$(64,174)	$57,975

(Loss) earnings per common share:
Basic	$(3.95)	$(1.35)	$1.26
Diluted	(3.95)	(1.35)	1.24

Weighted average common shares:
Basic	60,374	47,369	45,948

Effect of dilutive securities:
Stock options	-	-	645
Warrants	-	-	-

Diluted	60,374	47,369	46,593

(14)	Income Taxes
Income tax (benefit) expense for the years ended December 31, 2009, 2008 and 2007 is as follows (in thousands):

	2009	2008	2007

Current	$(40,340)	$(24,099)	$45,827
Deferred	(53,885)	(13,566)	(14,228)
Change in valuation allowance	3,872	-	-

Total income tax (benefit) expense	$(90,353)	$(37,665)	$31,599

The differences between the provision for income taxes and the amount computed by applying the statutory federal income tax rate of 35% to (loss) income before income taxes are as follows (in thousands):

	2009	2008	2007

Pretax (loss) earnings at statutory rates	$(111,538)	$(35,390)	$31,357
Add (deduct):
State taxes, net of federal benefit	(9,382)	(6,779)	696
Nondeductible goodwill impairment charges	32,282	-	-
Bank owned life insurance earnings	(3,308)	1,672	(1,001)
Adjustment to reserve for uncertain tax positions	(852)	3,875	1,684
Tax-exempt interest revenue	(1,120)	(1,195)	(986)
Nondeductible interest expense	96	149	159
Tax credits	(501)	(506)	(482)
Incentive stock option expense	52	192	315
Change in valuation allowance	3,872	-	-
Other	46	317	(143)

Total income tax (benefit) expense	$(90,353)	$(37,665)	$31,599

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(14)	Income Taxes, continued
The following summarizes the sources and expected tax consequences of future taxable deductions (revenue) which comprise the net deferred tax asset at December 31, 2009 and 2008, which is included in other assets (in thousands):
	2009	2008
Deferred tax assets:
Allowances for loan losses	$60,656	$47,421
Net operating loss carryforwards	47,741	5,659
Deferred compensation	6,278	5,059
Reserve for losses on foreclosed properties	2,891	2,521
Nonqualified share based compensation	3,442	2,348
Accrued expenses	1,019	413
Investment in low income housing tax credit partnerships	1,083	943
Other	330	43

Total deferred tax assets	123,440	64,407

Deferred tax liabilities:
Unrealized gains on cash flow hedges	14,050	27,761
Unrealized gains on securities available for sale	15,272	6,708
Premises and equipment	5,369	6,332
Acquired intangible assets	4,930	5,976
Loan origination costs	3,112	2,578
Gain from acquisition of Southern Community Bank	6,286	-
Prepaid expenses	1,311	974

Total deferred tax liabilities	50,330	50,329

Less valuation allowance	3,872	-

Net deferred tax asset	$69,238	$14,078

At December 31, 2009, United had net deferred tax assets of $69.2 million, including a valuation allowance of $3.9 million related to state tax credits that are expected to expire unused.  Accounting Standards Codification Topic 740, Income Taxes, requires that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard.  United’s management considers both positive and negative evidence and analyzes changes in near-term market conditions as well as other factors which may impact future operating results.  In making such judgments, significant weight is given to evidence that can be objectively verified.  At December 31, 2009, United’s management believes that it is more likely than not that, with the exception of the state tax credits that are expected to expire unused due to a relatively short carry forward period of three years, it will be able to realize its deferred tax benefits through its ability to carry losses forward to future profitable years.  Despite recent losses and the challenging economic environment, United has a history of strong earnings, is well capitalized, and has expectations of future taxable income.  The deferred tax assets are analyzed quarterly for changes affecting realizabilty, and there can be no guarantee that a valuation allowance will not be necessary in future periods.

During 2009, United received refunds of previously paid income taxes of $26.1 million.  During 2008 and 2007, United made income tax payments of approximately $15.2 million and $50.4 million, respectively.

At December 31, 2009, United had state net operating loss carryforwards of approximately $734,000 that begin to expire in 2020; approximately $15.5 million that begin to expire in 2023, and approximately $193.1 million that begin to expire in 2024, if not previously utilized.  United has state tax credit carryforwards of approximately $9.7 million that begin to expire in 2010, if not previously utilized.  United has $86.3 million in Federal net operating loss carryforwards that begin to expire in 2029, if not previously utilized.  United has $1.0 million of Federal general business tax credits that begin to expire in 2028, if not previously utilized as well as $2.4 million in federal alternative minimum tax credits which have no expiration date.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(14)	Income Taxes, continued
The amount of unrecognized tax benefits as of December 31, 2009, 2008 and 2007 are $8.3 million, $9.3 million, and $4.7 million, respectively.

A reconciliation of the beginning and ending unrecognized tax benefit is as follows (in thousands):

	2009	2008	2007

Balance at beginning of year	$9,336	$4,729	$2,361
Additions based on tax positions related to prior years	1,965	2,331	1,089
Decreases based on tax positions related to prior years	(216)	(154)	(84)
Additions based on tax positions related to the current year	-	2,430	1,363
Decreases based on settlements with taxing authorities	(2,833)	-	-

Balance at end of year	$8,252	$9,336	$4,729

Approximately $5.4 million of this amount would increase income from continuing operations, and thus affect United’s effective tax rate, if ultimately recognized into income.

It is United’s policy to recognize interest and penalties accrued relative to unrecognized tax benefits in their respective federal or state income taxes accounts.  The total amount of interest and penalties recorded in the income statement for the years ended December 31, 2008 and 2007 was $880,000 and $207,000, respectively.  In 2009, United recognized a net reduction of previously recorded penalties and interest of $148,000, primarily as a result of the settlement of an uncertain tax position.  The amount accrued for interest and penalties at December 31, 2009 and 2008 was $1.4 million and $1.5 million, respectively.

United is currently under examination by a state taxing authority.  Based on the outcome of this examination, or as a result of the expiration of statute of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized tax benefits for tax positions taken regarding previously filed tax returns will materially change from those recorded as liabilities for uncertain tax positions in the financial statements.  United anticipates that this audit may be finalized in the next 12 months.  However, based on the status of the examination and the protocol of finalizing audits by the taxing authority, which could include formal legal proceedings, at this time it is not possible to estimate the effect of such changes, if any, to previously recorded uncertain tax positions.

United and its subsidiaries file a consolidated U.S. federal income tax return, as well as filing various returns in the states where its banking offices are located.  United’s Georgia-filed state income tax returns are no longer subject to examination by taxing authorities for years before 2003.  United’s North Carolina-filed state income tax returns are no longer subject to examination by taxing authorities for years before 2009.  The federal and remaining state filed income tax returns are no longer subject to examination by taxing authorities for years before 2006.

(15)	Employee Benefit Plans
United offers a defined contribution 401(k) and Profit Sharing Plan (“Plan”) that covers substantially all employees meeting certain minimum service requirements.  The Plan allows employees to make pre-tax contributions to the Plan and United matches these employee contributions dollar-for-dollar up to 5% of eligible compensation, subject to Plan and regulatory limits.  United also makes discretionary profit sharing contributions of up to 3.5% of eligible compensation based on earnings performance.  Employees begin to receive matching contributions after completing one year of service and benefits vest after three years of service.  United’s Plan is administered in accordance with applicable laws and regulations.  Compensation expense related to the Plan totaled $3.3 million, $3.4 million and $3.3 million in 2009, 2008 and 2007, respectively.  The Plan allows employees to choose to invest among a number of investment options, including United’s common stock.  During 2009, 2008 and 2007, the Plan purchased 255,727, 134,792 and 71,577 shares, respectively, directly from United at the average of the high and low stock price on the date of purchase.

United provides defined post-retirement benefits to certain executive officers and other key employees.  Expenses incurred for these post-retirement benefits were approximately $1,730,000, $1,421,000 and $860,000 for 2009, 2008 and 2007, respectively.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(15)	Employee Benefit Plans, continued
United sponsors a non-qualified deferred compensation plan for its executive officers, certain other key employees and members of its, and its community banks’ Boards of Directors. The deferred compensation plan provides for the pre-tax deferral of compensation, fees and other specified benefits.  The deferred compensation plan permits each participant to elect to defer a portion of his or her base salary or bonus and permits each director participant to elect to defer all or a portion of his or her director’s fees. Further, the deferred compensation plan allows for additional contributions by an employee, with matching contributions by United, for amounts that exceed the allowable amounts under the tax-qualified 401(k) plan.  During 2009, 2008 and 2007, United recognized $12,000, $133,000 and $147,000, respectively, in matching contributions for this provision of the deferred compensation plan.  The Board of Directors may elect to make a discretionary contribution to any or all participants.

(16)	Derivatives and Hedging Activities
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

The table below presents the fair value of United’s derivative financial instruments as well as their classification on the consolidated balance sheet as of December 31, 2009 and 2008 (in thousands).

Derivatives Designated as Hedging Instruments under ASC 815

		Fair Value
Interest Rate		December 31,	December 31,
Products	Balance Sheet Location	2009	2008

Asset derivatives	Other assets	$10,692	$81,612

Cash Flow Hedges of Interest Rate Risk
United’s objectives in using interest rate derivatives are to add stability to interest revenue and to manage its exposure to interest rate movements. To accomplish this objective, United primarily uses interest rate swaps and floors as part of its interest rate risk management strategy.  For United’s variable-rate loans, interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for United making variable-rate payments over the life of the agreements without exchange of the underlying notional amount.  Interest rate floors designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates fall below the strike rate on the contract in exchange for an up front premium.  As of December 31, 2009, United had two interest rate swaps with an aggregate notional amount of $100 million and one interest rate floor with an aggregate notional amount of $100 million that were designated as cash flow hedges of interest rate risk.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2009 and 2008, such derivatives were used to hedge the variable cash flows associated with existing prime-based, variable-rate loans.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. No hedge ineffectiveness was recognized on derivative financial instruments designated as cash flow hedges during the year ended December 31, 2008.  For the year ended December 31, 2009, $3,000 was recognized in other expense related to ineffectiveness of cash flow hedges as described in the following paragraph.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(16)	Derivatives and Hedging Activities, continued
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest revenue as interest payments are received on United’s prime-based, variable-rate loans.  During the year ended December 31, 2009, United accelerated the reclassification of an unrealized loss in accumulated other comprehensive income of $3,000 to earnings, as a result of the hedged forecasted transactions becoming probable not to occur. During the next twelve months, United estimates that an additional $18.6 million will be reclassified as an increase to interest revenue.

Fair Value Hedges of Interest Rate Risk
United is exposed to changes in the fair value of certain of its fixed rate obligations due to changes in LIBOR, a benchmark interest rate. United uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the benchmark interest rate. Interest rate swaps designated as fair value hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for United making variable rate payments over the life of the agreements without the exchange of the underlying notional amount.   As of December 31, 2009, United had three interest rate swaps with an aggregate notional amount of $195 million that were designated as fair value hedges of interest rate risk.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. United includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related derivatives.  During the years ended December 31, 2009 and 2008, United recognized net (losses)/gains of $(393,000) and $139,000, respectively, related to ineffectiveness of the fair value hedging relationships.  The net impact of United’s fair value hedges to interest expense was a net reduction of interest expense of $6.2 million and $2.1 million for the years ended December 31, 2009 and 2008, respectively, related to United’s fair value hedges, which includes net settlements on the derivatives.

Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement

The tables below present the effect of United’s derivative financial instruments on the consolidated statement of income for the years ended December 31, 2009 and 2008.

Derivatives in Fair Value Hedging Relationships (in thousands).

Location of Gain (Loss)	Amount of Gain (Loss) Recognized		Amount of Gain (Loss) Recognized
Recognized in Income	in Income on Derivative		in Income on Hedged Item
on Derivative	2009	2008	2009	2008

Other fee revenue	$(259)	$-	$431	$-

Other expense	(3,177)	6,313	2,612	(6,173)

Derivatives in Cash Flow Hedging Relationships (in thousands).

	Amount of Gain (Loss)		Location of Gain (Loss)	Amount of Gain (Loss)
	Recognized in Other		Reclassified from	Reclassified from Accumulated
	Comprehensive Income		Accumulated Other	Other Comprehensive Income
	on Derivative		Comprehensive Income	into Income
	(Effective Portion)		into Income	(Effective Portion)
	2009	2008	(Effective Portion)	2009	2008

Interest rate products	$(1,453)	$83,057	Interest revenue	$36,793	$27,347
			Other expense	(3)	-
Total	$(1,453)	$83,057		$36,790	$27,347

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(16)	Derivatives and Hedging Activities, continued
Credit-risk-related Contingent Features
United manages its credit exposure on derivatives transactions by entering into a bi-lateral credit support agreement with each counterparty.  The credit support agreements require collateralization of exposures beyond specified minimum threshold amounts.  The details of these agreements, including the minimum thresholds, vary by counterparty.

United’s agreements with each of its derivative counterparties contain a provision where if either party defaults on any of its indebtedness, then it could also be declared in default on its derivative obligations.  The agreements with derivatives counterparties also include provisions that if not met, could result in United being declared in default.  United has agreements with certain of its derivative counterparties that contain a provision where if United fails to maintain its status as a well-capitalized institution, the counterparty could terminate the derivative positions and United would be required to settle its obligations under the agreements.  United has an agreement with one counterparty that contains a provision where if United fails to maintain a minimum shareholders’ equity of $300 million, it could be declared in default on its derivative obligations.  An agreement with another counterparty contains a provision where if United fails to maintain a minimum Tier I leverage ratio of 5.0%, a minimum Tier I risk-based capital ratio of 6.0%, and a minimum total risk-based capital ratio of 10%, it could be declared in default on its derivative obligations.  In addition, United has agreements with its derivative counterparties that require United’s debt to maintain an investment grade credit rating from each of the major credit rating agencies.  If United’s credit rating is reduced below investment grade, then a termination event is deemed to have occurred and the non-affected counterparty shall have the right, but not the obligation, to terminate all affected transactions under the agreement.  As of December 31, 2009, United did not have any derivatives in a net liability position.

(17)	Regulatory Matters
Capital Requirements
United and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary action by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, United and the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.  The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures (as defined) established by regulation to ensure capital adequacy require United and the Bank to maintain minimum amounts and ratios of Total capital and Tier I capital to risk-weighted assets, and of Tier I capital to average assets.

As of December 31, 2009, the Bank was categorized as well-capitalized under the regulatory framework for prompt corrective action.  To be categorized as well-capitalized, the Bank must exceed the well-capitalized guideline ratios, as set forth in the table and meet certain other requirements.  Management believes that the Bank exceeded all well-capitalized requirements, and there have been no conditions or events since year-end that would change the status of well-capitalized.  The regulatory designation of “well-capitalized” under prompt corrective action regulations is not applicable to United (a bank holding company).  However, Regulation Y defines “well-capitalized” for a bank holding company for the purpose of determining eligibility for a streamlined review process for acquisition proposals.  For such purposes, “well-capitalized” requires United to maintain a minimum Tier I risk-based capital ratio of 6% and a minimum Total risk-based capital ratio of 10%.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(17)	Regulatory Matters, continued
Minimum amounts required for capital adequacy purposes and to be well-capitalized under prompt corrective action provisions are presented below for United and the Bank (dollars in thousands).

	Regulatory		United		United
	Guidelines		(consolidated)		(bank)

		Well
	Minimum	Capitalized	2009	2008	2009	2008

Risk-based ratios:
Tier I capital	4.0%	6.0%	12.4%	11.2%	13.2%	11.4%
Total capital	8.0	10.0	15.1	13.9	15.0	13.2
Leverage ratio	3.0		8.5	8.3	8.8	8.4

Tier I capital			$679,552	$671,667	$720,075	$690,905
Total capital			826,251	831,046	819,415	797,079

Cash, Dividend, Loan and Other Restrictions
At December 31, 2009 and 2008, the Bank did not have a required reserve balance at the Federal Reserve Bank.  Federal and state banking regulations place certain restrictions on dividends paid by the Bank to United.  At December 31, 2009, the Bank did not have any earnings available for distribution to United in the form of dividends without requesting regulatory approval.

On December 5, 2008, United entered into a Letter Agreement and Securities Purchase Agreement (the “Purchase Agreement”) with the U.S. Treasury Department (“Treasury”) under the Troubled Asset Relief Program (“TARP”) Capital Purchase Program discussed below, pursuant to which United sold (i) 180,000 shares of United’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”) and (ii) a warrant (the “Warrant”) to purchase 2,132,701 shares (1,099,542 shares, as adjusted for subsequent stock dividends and a 50% reduction following United’s recent stock offering) of United’s common stock for an aggregate purchase price of $180 million in cash.  Pursuant to the terms of the Purchase Agreement, the ability of United to declare or pay dividends or distributions its common stock is subject to restrictions, including a restriction against increasing dividends from the last quarterly cash dividend per share ($.09) declared on the common stock prior to December 5, 2008, as adjusted for subsequent stock dividends and other similar actions. In addition, as long as Series B Preferred Stock is outstanding, dividend payments are prohibited until all accrued and unpaid dividends are paid on such preferred stock, subject to certain limited exceptions. This restriction will terminate on December 5, 2011, or earlier, if the Series B Preferred Stock has been redeemed in whole or Treasury has transferred all of the Series B Preferred Stock to third parties.

The Federal Reserve Act requires that extensions of credit by the Bank to certain affiliates, including United, be secured by specific collateral, that the extension of credit to any one affiliate be limited to 10% of capital and surplus (as defined), and that extensions of credit to all such affiliates be limited to 20% of capital and surplus.

(18)	Commitments and Contingencies
United and the Bank are parties to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of their customers. These financial instruments include commitments to extend credit and letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The contract amounts of these instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.

The exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and letters of credit written is represented by the contractual amount of these instruments. United uses the same credit policies in making commitments and conditional obligations as it uses for underwriting on-balance sheet instruments. In most cases, collateral or other security is required to support financial instruments with credit risk.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(18)	Commitments and Contingencies, continued
The following table summarizes, as of December 31, 2009 and 2008, the contract amount of off-balance sheet instruments (in thousands):

	2009	2008
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$569,408	$733,278
Commercial letters of credit	22,624	25,132

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

(19)	Preferred Stock
United may issue preferred stock in one or more series, up to a maximum of 10,000,000 shares. Each series shall include the number of shares issued, preferences, special rights and limitations as determined by the Board of Directors.

Series A
At December 31, 2009 and 2008, there were 21,700 and 25,800 Series A preferred shares, respectively, issued and outstanding, which were issued as non-cumulative preferred stock.  The dividend rate of the Series A preferred stock is 6% per annum, provided a dividend has been declared for the common shares.  The holders of the Series A preferred stock maintain a liquidation preference to the common stockholder.  The Series A preferred stock has no voting rights and United may redeem the Series A preferred stock for an amount equal to the stated value plus the accrued dividend.

Series B
On December 5, 2008, United sold 180,000 shares of Series B Preferred Stock with the Warrant to purchase 2,132,701 shares (2,199,084 shares adjusted for stock dividends declared subsequent to issuance) of common stock, to Treasury under Treasury’s Capital Purchase Program.  The proceeds from the sale of $180 million were allocated between the Series B Preferred Stock and the Warrant based on their relative fair values at the time of the sale.  Of the $180 million in proceeds, $173.1 million was allocated to the Series B Preferred Stock and $6.9 million was allocated to the Warrant.  The accretion of the discount recorded on the Series B Preferred Stock that resulted from allocating a portion of the proceeds to the Warrant is accreted directly to retained earnings over a five-year period applying a level yield, and is reported on the consolidated statement of income in the determination of the amount of net (loss) income available to common shareholders.  The exercise price of the Warrant is $12.66 ($12.28 as adjusted for stock dividends declared subsequent to issuance) and it is exercisable at any time on or before December 5, 2018.  According to the terms of the agreement with Treasury, the number of shares issuable under the Warrant was reduced by 50% due to the sale of $211.1 million in qualifying common equity in the third quarter of 2009.  As a result, the number of shares issuable under the warrant was reduced to 1,099,542.

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(20)	Shareholders’ Equity
United’s Board of Directors had previously authorized the repurchase of up to 3,000,000 shares of United’s outstanding common stock for general corporate purposes.  During 2007, United purchased 2,000,000 shares at an average price of $23.03.  No shares were purchased during 2009 or 2008 other than shares delivered to United for the purpose of exercising stock options.  United’s share repurchase authorization expired on December 31, 2008.

In 2007, the shareholders approved the Amended and Restated 2000 Key Employee Stock Option Plan (“2000 Plan”). Under the terms of the 2000 Plan, awards of 2,500,000 options, restricted stock awards, stock awards, performance share awards or stock appreciation rights could be granted for shares of United’s common stock.  Options granted under the 2000 Plan can have an exercise price no less than the fair market value at the date of grant.  The general terms of the 2000 Plan include a vesting period (usually four years) with an exercisable period not to exceed ten years.  Certain option and restricted stock grants provide for accelerated vesting if there is a change in control of United or certain other conditions are met (as defined in the plan document).  As of December 31, 2009, approximately 996,000 awards could be granted under the 2000 Plan.

Certain acquired companies had stock option plans for their key employees with provisions similar to United’s plan.  Options under acquired plans were converted at the exchange ratio effective for common shares.  No options are available for grant under any of the acquired plans.

Restricted stock and options outstanding and activity for the years ended December 31, 2009, 2008 and 2007 consisted of the following:

	Restricted Stock		Options
		Weighted		Weighted	Weighted
		Average		Average	Average	Aggregate
		Grant Date		Exercise	Remaining	Intrinsic
	Shares	Fair Value	Shares	Price	Term (Yrs.)	Value (000’s)
December 31, 2006	78,440	$25.85	2,549,823	$19.05
Granted	48,400	30.96	605,700	30.56
Exercised	(37,402)	24.34	(150,078)	11.33
Cancelled	(5,025)	29.07	(92,888)	27.41
December 31, 2007	84,413	29.26	2,912,557	21.57
Stock dividend	1,354	-	51,582	-
Granted	31,097	14.19	597,750	13.76
Exercised	(24,366)	26.99	(87,941)	13.41
Cancelled	(3,000)	30.10	(123,247)	23.65
December 31, 2008	89,498	24.17	3,350,701	19.99
Stock dividend	3,179	-	79,489	-
Granted	106,000	7.07	354,450	6.35
Exercised	(30,728)	24.32	(437)	5.96
Cancelled	(390)	30.38	(120,750)	18.13
December 31, 2009	167,559	12.86	3,663,453	18.30	5.60	$-

Exerciseable at December 31, 2009			2,463,595	19.18	4.31	-

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(20)	Shareholders’ Equity, continued
The following is a summary of stock options outstanding at December 31, 2009:

Options Outstanding				Options Exercisable
		Weighted	Average		Weighted
Shares	Range	Average Price	Remaining Life	Shares	Average Price

399,769	$5.00 - 7.50	$6.38	8.43	46,035	$7.08
665,947	7.51 - 12.50	11.90	1.70	655,032	11.92
573,636	12.51 - 15.00	13.31	8.28	148,331	13.35
387,068	15.01 - 17.50	15.81	3.46	377,339	15.82
404,469	17.51 - 22.50	21.52	5.18	403,689	21.52
241,227	22.51 - 25.00	23.12	4.43	238,888	23.12
957,438	25.01 - 30.00	28.70	6.83	573,371	28.46
33,899	30.01 - 33.50	30.49	6.61	20,910	30.55

3,663,453	5.00 - 33.50	18.30	5.60	2,463,595	19.18

The weighted average fair value of options granted in 2009, 2008 and 2007 was $2.85, $2.88 and $8.25, respectively.  The fair value of each option granted was estimated on the date of grant using the Black-Scholes model.  The key assumptions used to determine the fair value of options are presented in the table below:

	2009	2008	2007

Expected volatility	41%	23%	20%
Expected dividend yield	0.0%	2.6%	1.2%
Expected life (in years)	6.25	6.25	6.27
Risk free rate	3.3%	3.4%	4.6%

United’s stock trading history began in March of 2002 when United listed on the Nasdaq Global Select Market.  For 2009, expected volatility was determined using United’s historical monthly volatility over a period of 25 quarters ending December 31, 2008.  For 2008 and 2007, expected volatility was determined using United’s historical monthly volatility over the period beginning in March of 2002 through the end of the last completed year.  Compensation expense relating to options of $2.8 million, $3.0 million and $2.8 million, respectively, was included in earnings in 2009, 2008 and 2007.  A deferred income tax benefit related to stock option expense of $1,040,000, $941,000 and $713,000 was included in the determination of income tax expense in 2009, 2008 and 2007, respectively.  The amount of compensation expense for all periods was determined based on the fair value of options at the time of grant, multiplied by the number of options granted that were expected to vest, which was then amortized over the vesting period.  The forfeiture rate for options is estimated to be approximately 3% per year.  The total intrinsic value of options exercised during 2009, 2008 and 2007, was $1,000, $404,000 and $2.4 million, respectively.

Compensation expense for restricted stock is based on the fair value of restricted stock awards at the time of grant, which is equal to the value of United’s common stock on the date of grant.  The value of restricted stock grants that are expected to vest is amortized into expense over the vesting period.  Compensation expense recognized in the consolidated statement of income for restricted stock in 2009, 2008 and 2007 was $886,000, $865,000, and $757,000, respectively.  The total intrinsic value of restricted stock at December 31, 2009 was $568,000.

As of December 31, 2009, there was $5.0 million of unrecognized compensation cost related to nonvested stock options and restricted stock granted under the 2000 Plan.  The cost is expected to be recognized over a weighted-average period of 1.21 years.  The aggregate grant date fair value of options and restricted stock that vested during 2009 was $3.6 million.

United sponsors a Dividend Reinvestment and Stock Purchase Plan (“DRIP”) that allows participants who already own United’s common stock to purchase additional shares directly from the company.  The DRIP also allows participants to automatically reinvest their quarterly dividends in additional shares of common stock without a commission.  During 2009, 2008 and 2007, 48,906 shares, 100,757 shares and 40,419 shares, respectively, were issued in connection with the DRIP.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(20)	Shareholders’ Equity, continued
United offers its common stock as an investment option in its deferred compensation plan.  The common stock component is accounted for as an equity instrument and is reflected in the consolidated balance sheet as common stock issuable.  The deferred compensation plan does not allow for diversification once an election is made to invest in United stock and settlement must be accomplished in shares at the time the deferral period is completed.  At December 31, 2009 and 2008, United had 221,906 shares and 129,304 shares, respectively, of its common stock that was issuable under the deferred compensation plan.

The table below shows the components of accumulated other comprehensive income at December 31, 2009 and 2008 (in thousands):

	2009	2008

Unrealized gains on securities available for sale, net of tax	$25,567	$10,974
Unrealized gains on derivative financial instruments
qualifying as cash flow hedges, net of tax	22,068	43,605

Accumulated other comprehensive income	$47,635	$54,579

(21)	Fair Value
Fair value measurements are determined based on the assumptions that market participants would use in pricing the asset or liability.  As a basis for considering market participant assumptions in fair value measurements, the Financial Accounting Standards Board’s Accounting Standards Codification Topic 820 (“ASC 820”) Fair Value Measurements and Disclosures establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(21)	(21) Fair Value, continued
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

Loans
United does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan’s observable market price, or the fair value of the collateral if repayment of the loan is dependent upon the sale of the underlying collateral.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2009, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with ASC 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, United records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, United records the impaired loan as nonrecurring Level 3.

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(21)	Fair Value, continued
The fair values of interest rate options are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates fell below the strike rate of the floors.  The variable interest rates used in the calculation of projected receipts on the floor are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities.  To comply with the provisions of ASC 820, United incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, United has considered the effect of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

Although United has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of December 31, 2009, United had assessed the significance of the effect of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, United has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The table below presents United’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 and 2008, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands).

December 31, 2009	Level 1	Level 2	Level 3	Total
Assets:
Securities available for sale	$-	$1,491,155	$38,892	$1,530,047
Deferred compensation plan assets	4,818	-	-	4,818
Derivative financial instruments	-	10,692	-	10,692

Total assets	$4,818	$1,501,847	$38,892	$1,545,557

Liabilities:
Deferred compensation plan liability	$4,818	$-	$-	$4,818

Total liabilities	$4,818	$-	$-	$4,818

December 31, 2008	Level 1	Level 2	Level 3	Total
Assets:
Securities available for sale	$-	$1,606,590	$10,597	$1,617,187
Deferred compensation plan assets	3,646	-	-	3,646
Derivative financial instruments	-	81,611	-	81,611

Total assets	$3,646	$1,688,201	$10,597	$1,702,444

Liabilities:
Deferred compensation plan liability	$3,646	$-	$-	$3,646

Total liabilities	$3,646	$-	$-	$3,646

The following table shows a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs that are classified as level 3 values (in thousands):

Securities
Available for Sale
Balance at January 1, 2009	$10,597
Amounts included in earnings	(37)
Purchases, sales, issuances, settlements, maturities, paydowns, net	28,332

Balance at December 31, 2009	$38,892

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(21)	Fair Value, continued
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
United may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.  The table below presents United’s assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2009 and 2008, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands).

December 31, 2009	Level 1	Level 2	Level 3	Total
Assets:
Loans	$-	$-	$153,038	$153,038
Foreclosed properties	-	-	81,213	81,213

Total assets	$-	$-	$234,251	$234,251

December 31, 2008	Level 1	Level 2	Level 3	Total
Assets:
Loans	$-	$-	$77,562	$77,562
Foreclosed properties	-	-	51,876	51,876

Total assets	$-	$-	$129,438	$129,438

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

The short maturity of United’s assets and liabilities results in having a significant number of financial instruments whose fair value equals or closely approximates carrying value.  Such financial instruments are reported in the following balance sheet captions:  cash and cash equivalents, mortgage loans held for sale, federal funds purchased, repurchase agreements and other short-term borrowings.  The fair value of securities available for sale equals the balance sheet value.  As of December 31, 2009 and 2008, the fair value of interest rate contracts used for balance sheet management was an asset of approximately $10.7 million and $81.6 million, respectively.

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(21)	Fair Value, continued
The carrying amount and fair values for other financial instruments included in United’s balance sheet at December 31, 2009 and 2008 are as follows (in thousands):

	2009		2008
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Assets:
Loans, net	$4,995,874	$4,529,755	$5,582,590	$5,576,842

Liabilities:
Deposits	6,627,834	6,660,196	7,003,624	7,093,306
Federal Home Loan Bank advances	114,501	119,945	235,321	242,240
Long-term debt	150,066	111,561	150,986	90,838

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(22)	Condensed Financial Statements of United Community Banks, Inc. (Parent Only)

Statement of Income
For the Years Ended December 31, 2009, 2008 and 2007
(in thousands)

	2009	2008	2007

Dividends from subsidiaries	$-	$70,000	$42,500
Other	7,760	9,824	12,254

Total income	7,760	79,824	54,754

Interest expense	9,229	8,595	9,332
Other expense	9,109	7,920	10,147

Total expenses	18,338	16,515	19,479
Income tax benefit	3,950	2,384	2,553

Income before equity in undistributed (loss) income of subsidiaries	(6,628)	65,693	37,828

Equity in undistributed (loss) income of subsidiaries	(221,699)	(129,143)	20,165

Net (loss) income	$(228,327)	$(63,450)	$57,993

Balance Sheet
As of December 31, 2009 and 2008

(in thousands)

Assets

	2009	2008

Cash	$23,828	$36,737
Investment in subsidiaries	1,047,896	1,065,639
Other assets	73,934	67,695

Total assets	$1,145,658	$1,170,071

Liabilities and Shareholders’ Equity

Subordinated debentures	$120,066	$120,986
Other liabilities	63,271	59,703

Total liabilities	183,337	180,689

Shareholders’ equity	962,321	989,382

Total liabilities and shareholders’ equity	$1,145,658	$1,170,071

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(22)	Condensed Financial Statements of United Community Banks, Inc. (Parent Only), continued

Statement of Cash Flows
For the Years Ended December 31, 2009, 2008 and 2007

(in thousands)

	2009	2008	2007

Operating activities:
Net (loss) income	$(228,327)	$(63,450)	$57,993
Adjustments to reconcile net (loss) income to net cash (used in)
provided by operating activities:
Equity in undistributed loss (income) of the subsidiaries	221,699	129,143	(20,165)
Depreciation, amortization and accretion	333	596	565
Impairment loss on securities	555	-	-
Employee stock compensation	3,704	3,859	3,580
Change in assets and liabilities, net of effects
of business combinations:
Other assets	(5,395)	(40,813)	(15,434)
Other liabilities	2,170	43,341	15,457

Net cash (used in) provided by operating activities	(5,261)	72,676	41,996

Investing activities, net of effects of purchase acquisitions:
Purchases of premises and equipment	-	-	(76)
Disposal of premises and equipment	-	34	-
Investment in subsidiaries	(210,900)	(253,000)	(6,000)
Repayment of subordinated notes by subsidiary	-	73,000	-
Net cash paid for acquisitions	-	-	(22,287)
Purchases of securities available for sale	(438)	(250)	(125)

Net cash used in investing activities	(211,338)	(180,216)	(28,488)

Financing activities, net of effects of business combinations:
Net change in short-term borrowings	-	(42,000)	42,000
Proceeds from issuance of trust preferred securities	-	12,967	-
Retirement of trust preferred securities	-	-	(5,000)
Repayment of subordinated notes	(1,000)	-	-
Proceeds from exercise of stock options	2	1,020	1,700
Proceeds from issuance of common stock for dividend reinvestment
and employee benefit plans	2,154	3,389	3,942
Proceeds from issuance of common stock	211,089	-	-
Proceeds from issuance of Series B preferred stock	-	180,000	-
Retirement of Series A preferred stock	(41)	-	(64)
Purchases of treasury stock	-	-	(46,056)
Cash dividends on common stock	-	(12,713)	(16,029)
Cash dividends on Series A preferred stock	(14)	(16)	(18)
Cash dividends on Series B preferred stock	(8,500)	-	-

Net cash provided by (used in) financing activities	203,690	142,647	(19,525)

Net change in cash	(12,909)	35,107	(6,017)

Cash at beginning of year	36,737	1,630	7,647

Cash at end of year	$23,828	$36,737	$1,630

(23)	Subsequent Events
United performed an evaluation of subsequent events through February 25, 2010, the date upon which United’s annual report on Form 10-K was filed with the Securities and Exchange Commission.  No subsequent events were identified that would have required a change to the financial statements or disclosure in the notes to the financial statements.

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

ITEM 9A.                       CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

United’s management, including the Chief Executive Officer and Chief Financial Officer, supervised and participated in an evaluation of the company’s disclosure controls and procedures as of December 31, 2009.

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

Changes in Internal Control Over Financial Reporting

No changes were made to United’s internal control over financial reporting during the fourth quarter of 2009 that materially affected, or are reasonably likely to materially affect, United’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

United’s management is responsible for establishing and maintaining adequate internal control over financial reporting.  Management’s assessment of the effectiveness of United’s internal control over financial reporting as of December 31, 2009 is included in Item 8 of this Report under the heading “Management’s Report on Internal Controls Over Financial Reporting.”

ITEM 9B.                       OTHER INFORMATION.

There were no items required to be reported on Form 8-K during the fourth quarter of 2009 that were not reported on Form 8-K.

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information contained under the headings “Information Regarding Nominees and Other Directors”, “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement to be used in connection with the solicitation of proxies for United’s 2010 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference.  Pursuant to instruction 3 to paragraph (b) of Item 401 of Regulation S-K, information relating to the executive officers of United is included in Item 1 of this Report.

ITEM 11.                      EXECUTIVE COMPENSATION.

The information contained under the heading “Compensation of Executive Officers and Directors” in the Proxy Statement to be used in connection with the solicitation of proxies for United’s 2010 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information contained under the heading “Principal and Management Shareholders” and the “Equity Compensation Plan Information” table in the Proxy Statement to be used in connection with the solicitation of proxies for United’s 2010 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference.  For purposes of determining the aggregate market value of United’s voting stock held by nonaffiliates, shares held by all directors and executive officers of United have been excluded.  The exclusion of such shares is not intended to, and shall not, constitute a determination as to which persons or entities may be “Affiliates” of United as defined by the Commission.

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information contained under the heading “Corporate Governance – Certain Relationships and Related Transactions” in the Proxy Statement to be used in connection with the solicitation of proxies for United’s 2010 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference.

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information contained under the heading “Other Matters – Independent Registered Public Accounting Firm” in the Proxy Statement to be used in connection with the solicitation of proxies for United’s 2010 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference.

PART IV

ITEM 15.                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)           1.          Financial Statements.

The following consolidated financial statements are located in Item 8 of this Report:

Report of Independent Registered Public Accounting Firm
Consolidated Statement of Income - Years ended December 31, 2009, 2008, and 2007
Consolidated Balance Sheet - December 31, 2009 and 2008
Consolidated Statement of Changes in Shareholders’ Equity - Years ended December 31, 2009, 2008, and 2007
Consolidated Statement of Cash Flows - Years ended December 31, 2009, 2008, and 2007
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

Exhibit No.	Exhibit

10.3
Amendment No. 1 to United Community Banks, Inc.’s Profit Sharing Plan, dated as of March 15, 2002 (incorporated herein by reference to Exhibit 4.4 to United Community Banks, Inc.’s Registration Statement on Form S-8, File No. 333-86876, filed with the Commission on April 24, 2002).*

10.4
United Community Banks, Inc.’s 2000 Key Employee Stock Option Plan (incorporated herein by reference to Exhibit 4.3 to United Community Banks, Inc.’s Registration Statement on Form S-8, File No. 333-99849, filed with the Commission on September 19, 2002).*

10.5
Amendment to United Community Banks, Inc.’s 2000 Key Employee Stock Option Plan, dated March 5, 2004 (incorporated herein by reference to United Community Banks, Inc.’s Registration Statement on Form S-4, filed on September 9, 2004).*

10.6
Split-Dollar Agreement between United and Jimmy C. Tallent dated June 1, 1994 (incorporated herein by reference to Exhibit 10.11 to United Community Banks, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1994, File No. 0-21656).*

10.7
Form of Amended and Restated Change of Control Severance Agreement by and between United Community Banks, Inc. and Jimmy C. Tallent, Guy W. Freeman, Rex S. Schuette and David Shearrow (incorporated herein by reference to Exhibit 10.8 to United Community Banks, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 0-21656, filed with the Commission on February 27, 2009).*

10.8
Employment Agreement by and between United Community Banks, Inc. and Glenn S. White (incorporated herein by reference to Exhibit 10.9 to United Community Banks, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 0-21656, filed with the Commission on February 27, 2009).*

10.9
United Community Banks, Inc.’s Amended and Restated Modified Retirement Plan, effective as of January 1, 2005 (incorporated herein by reference to Exhibit 10.10 to United Community Banks, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 0-21656, filed with the Commission on February 27, 2009).*

10.10
United Community Banks, Inc.’s Amended and Restated Deferred Compensation Plan, effective as of January 1, 2005 (incorporated herein by reference to Exhibit 10.11 to United Community Banks, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 0-21656, filed with the Commission on February 27, 2009).*

10.11
United Community Banks, Inc. Dividend Reinvestment and Share Purchase Plan (incorporated) herein by reference to Exhibit 4 to United Community Banks, Inc.’s Registration Statement on Form S-3D, File No. 333-127477, filed with the Commission on August 12, 2005).

10.12
United Community Banks, Inc. Employee Stock Purchase Plan, effective as of December 20, 2005 (incorporated herein by reference to Exhibit 4 to United Community Banks, Inc.’s Registration Statement on Form S-8, File No. 333-130489, filed with the commission on December 20, 2005).

Exhibit No.	Exhibit

10.13
Amendment Number 2 to United Community Banks, Inc. 2000 Key Employee Stock Option Plan, dated April 26, 2006 (incorporated herein by reference to Exhibit 10.1 to United Community Banks, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, File No. 0-21656, filed with the Commission on August 8, 2006).*

10.14
United Community Banks, Inc.’s Amended and Restated 2000 Key Employee Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to United Community Banks, Inc.’s Current Report on Form 8-K, filed with the Commission on May 1, 2007).*

10.15
Form of Senior Executive Officer Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.3 to United Community Banks, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, File No. 0-21656, filed with the Commission on August 7, 2009).*

10.16
Form of Senior Executive Officer Nonqualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.1 to United Community Banks, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, File No. 0-21656, filed with the Commission on August 7, 2009).*

10.17
Form of Senior Executive Officer Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.2 to United Community Banks, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, File No. 0-21656, filed with the Commission on August 7, 2009).*

10.18
United Community Banks, Inc.’s Management Incentive Plan (incorporated herein by reference to Exhibit 10.5 to United Community Banks, Inc.’s Current Report on Form 8-K, filed with the Commission on May 1, 2007).*

10.19
Amendment No. 1 to United Community Banks, Inc.’s Amended and Restated 2000 Key Employee Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to United Community Banks, Inc.’s Current Report on Form 8-K, filed with the Commission on April 13, 2007).*

10.20
Subordinated Term Loan Agreement, dated as of August 29, 2008, among United Community Bank, as borrower, the lenders from time to time party thereto, and SunTrust Bank as administrative agent (incorporated herein by reference to Exhibit 10.1 to United Community Banks, Inc.’s current report on Form 8-K,  filed with the Commission on August 28, 2008).

10.21
Letter Agreement, dated December 5, 2008, between United Community Banks, Inc. and the United States Treasury, with respect to the issuance and sale of Series B Preferred Stock and the Warrant (incorporated herein by reference to Exhibit 10.1 to United Community Banks, Inc.’s current Report on Form 8-K, filed with the Commission on December 5, 2008).

10.22
Form of Senior Executive Officer Waiver, dated December 5, 2008, by Jimmy C. Tallent, Guy W. Freeman, Rex S. Schuette, David Shearrow and Glenn S. White (incorporated herein by reference to Exhibit 10.23 to United Community Banks, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 0-21656, filed with the Commission on February 27, 2009).*

14
Code of Ethical Conduct (incorporated herein by reference to Exhibit 14 to United Community Banks, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 0-21656, filed with the Commission on March 8, 2004.).

Exhibit No.	Exhibit

21	Subsidiaries of United

23	Consent of Independent Registered Public Accounting Firm

24	Power of Attorney of certain officers and directors of United (included on Signature Page)

31.1	Certification by Jimmy C. Tallent, President and Chief Executive Officer of United Community Banks, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Rex S. Schuette, Executive Vice President and Chief Financial Officer of United Community Banks, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99	TARP Compliance Certification pursuant to 31 C.F.R. Section 30.15.

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K pursuant to Item 15(c) of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(a) of the Securities Exchange Act of 1934, United has duly caused this Report on Form 10-K, to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Blairsville, State of Georgia, on the 26th day of February, 2010.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of United in the capacities set forth and on the 23rd day of February, 2010.

/s/ Jimmy C. Tallent	/s/ Robert Blalock
Jimmy C. Tallent	Robert Blalock
President, Chief Executive Officer and Director	Director
(Principal Executive Officer)
/s/ Cathy Cox
/s/ Rex S. Schuette	Cathy Cox
Rex S. Schuette	Director
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)	/s/ Hoyt O. Holloway
Hoyt O. Holloway
/s/ Alan H. Kumler	Director
Alan H. Kumler
Senior Vice President, Controller and Chief Accounting	/s/ John D. Stephens
Officer	John D. Stephens
(Principal Accounting Officer)	Director

/s/ Robert L. Head, Jr.	/s/ Tim Wallis
Robert L. Head, Jr.	Tim Wallis
Chairman of the Board	Director

/s/ W.C. Nelson, Jr.
W. C. Nelson, Jr.
Vice Chairman of the Board

EXHIBIT INDEX

Exhibit No.	Description

21	Subsidiaries of United

23	Consent of Independent Registered Public Accounting Firm

24	Power of Attorney of certain officers and directors of United (included on Signature Page).

31.1	Certification by Jimmy C. Tallent, President and Chief Executive Officer of United Community Banks, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Rex S. Schuette, Executive Vice President and Chief Financial Officer of United Community Banks, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99	TARP Compliance Certification pursuant to 31 C.F.R. Section 30.15.