Form 10-Q
period 2010-03-31
UNITED COMMUNITY BANKS INC
filed 2010-05-05
CIK 857855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from                      to
Commission file number 0-21656
UNITED COMMUNITY BANKS, INC.
(Exact name of registrant as specified in its charter)

Georgia	58-1807304

(State of Incorporation)	(I.R.S. Employer Identification No.)

125 Highway 515 East
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
YES ☑       NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
YES ☐       NO ☑
Common stock, par value $1 per share: 94,224,234 shares
outstanding as of April 30, 2010

Part I — Financial Information
Item 1 — Financial Statements
UNITED COMMUNITY BANKS, INC.
Consolidated Statement of Income (Unaudited)

	Three Months Ended
	March 31,
(in thousands, except per share data)	2010	2009
Interest revenue:
Loans, including fees	$72,215	$81,880
Investment securities, including tax exempt of $311 and $319	16,203	20,752
Federal funds sold, commercial paper and deposits in banks	938	442

Total interest revenue	89,356	103,074

Interest expense:
Deposits:
NOW	1,854	3,337
Money market	1,757	2,237
Savings	84	127
Time	20,198	36,053

Total deposit interest expense	23,893	41,754
Federal funds purchased, repurchase agreements and other short-term borrowings	1,038	553
Federal Home Loan Bank advances	977	1,074
Long-term debt	2,662	2,769

Total interest expense	28,570	46,150

Net interest revenue	60,786	56,924
Provision for loan losses	75,000	65,000

Net interest revenue after provision for loan losses	(14,214)	(8,076)

Fee revenue:
Service charges and fees	7,447	7,034
Mortgage loan and other related fees	1,479	2,651
Brokerage fees	567	689
Securities gains, net	61	303
Other	2,112	1,146

Total fee revenue	11,666	11,823

Total revenue	(2,548)	3,747

Operating expenses:
Salaries and employee benefits	24,360	27,313
Communications and equipment	3,273	3,646
Occupancy	3,814	3,769
Advertising and public relations	1,043	1,044
Postage, printing and supplies	1,225	1,175
Professional fees	1,943	3,281
Foreclosed preoperty	10,813	4,319
FDIC assessments and other regulatory charges	3,626	2,682
Amortization of intangibles	802	739
Other	3,921	3,820
Goodwill impairment	—	70,000
Severance costs	—	2,898

Total operating expenses	54,820	124,686

Loss from continuing operations before income taxes	(57,368)	(120,939)
Income tax benefit	(22,910)	(17,010)

Net loss from continuing operations	(34,458)	(103,929)
(Loss) income from discontinued operations, net of income taxes	(101)	156
Gain from sale of subsidiary, net of income taxes and selling costs	1,266	—

Net loss	(33,293)	(103,773)
Preferred stock dividends and discount accretion	2,572	2,554

Net loss available to common shareholders	$(35,865)	$(106,327)

Loss from continuing operations per common share — Basic	$(.39)	$(2.20)
Loss from continuing operations per common share — Diluted	(.39)	(2.20)
Loss per common share — Basic	(.38)	(2.20)
Loss per common share — Diluted	(.38)	(2.20)
Weighted average common shares outstanding — Basic	94,390	48,324
Weighted average common shares outstanding — Diluted	94,390	48,324
See accompanying notes to consolidated financial statements

UNITED COMMUNITY BANKS, INC.
Consolidated Balance Sheet

	March 31,	December 31,	March 31,
(in thousands, except share and per share data)	2010	2009	2009
	(unaudited)	(audited)	(unaudited)
ASSETS
Cash and due from banks	$105,613	$126,265	$103,707
Interest-bearing deposits in banks	99,893	120,382	5,792
Federal funds sold, commercial paper and short-term investments	183,049	129,720	24,983

Cash and cash equivalents	388,555	376,367	134,482

Securities available for sale	1,526,589	1,530,047	1,719,033
Mortgage loans held for sale	21,998	30,226	43,161
Loans, net of unearned income (including $69,655 held for sale at March 31, 2010)	4,992,045	5,151,476	5,632,705
Less allowance for loan losses	173,934	155,602	143,990

Loans, net	4,818,111	4,995,874	5,488,715

Assets covered by loss sharing agreements with the FDIC	169,287	185,938	—
Premises and equipment, net	181,217	182,038	178,980
Accrued interest receivable	30,492	33,867	45,514
Goodwill and other intangible assets	224,394	225,196	251,060
Foreclosed property	136,275	120,770	75,383
Other assets	340,100	319,591	235,335

Total assets	$7,837,018	$7,999,914	$8,171,663

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand	$740,727	$707,826	$665,447
NOW	1,344,973	1,335,790	1,284,791
Money market	729,283	713,901	500,261
Savings	186,699	177,427	177,001
Time:
Less than $100,000	1,643,059	1,746,511	1,911,627
Greater than $100,000	1,132,034	1,187,499	1,350,190
Brokered	710,813	758,880	727,171

Total deposits	6,487,588	6,627,834	6,616,488

Federal funds purchased, repurchase agreements, and other short-term borrowings	102,480	101,389	158,690
Federal Home Loan Bank advances	114,303	114,501	260,125
Long-term debt	150,086	150,066	151,006
Accrued expenses and other liabilities	56,666	43,803	96,501

Total liabilities	6,911,123	7,037,593	7,282,810

Shareholders’ equity:
Preferred stock, $1 par value; 10,000,000 shares authorized;
Series A; $10 stated value; 21,700, 21,700 and 25,800 shares issued and outstanding	217	217	258
Series B; $1,000 stated value; 180,000 shares issued and outstanding	174,727	174,408	173,480
Common stock, $1 par value; 100,000,000 shares authorized;
94,175,857, 94,045,603 and 48,809,301 shares issued	94,176	94,046	48,809
Common stock issuable; 262,002, 221,906 and 161,807 shares	4,127	3,597	3,270
Capital surplus	622,803	622,034	452,277
(Accumulated deficit) retained earnings	(15,481)	20,384	158,201
Treasury stock; 322,603 shares, at cost	—	—	(5,992)
Accumulated other comprehensive income	45,326	47,635	58,550

Total shareholders’ equity	925,895	962,321	888,853

Total liabilities and shareholders’ equity	$7,837,018	$7,999,914	$8,171,663

See accompanying notes to consolidated financial statements

UNITED COMMUNITY BANKS, INC.
Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)
For the Three Months Ended March 31,

						(Accumulated		Accumulated
	Series A	Series B		Common		Deficit)		Other
	Preferred	Preferred	Common	Stock	Capital	Retained	Treasury	Comprehensive
(in thousands, except share and per share data)	Stock	Stock	Stock	Issuable	Surplus	Earnings	Stock	Income	Total

Balance, December 31, 2008	$258	$173,180	$48,809	$2,908	$460,708	$265,405	$(16,465)	$54,579	$989,382
Comprehensive income:
Net loss						(103,773)			(103,773)
Other comprehensive income (loss):
Unrealized holding gains on available for sale securities, net of deferred tax expense and reclassification adjustment								8,231	8,231
Unrealized losses on derivative financial instruments qualifying as cash flow hedges, net of deferred tax benefit								(4,260)	(4,260)

Comprehensive income (loss)						(103,773)		3,971	(99,802)
Stock dividends declared on common stock (367,081 shares)					(6,932)	(877)	7,801		(8)
Common stock issued to dividend Reinvestment plan and employee benefit plans (99,604 shares)					(1,895)		2,404		509
Amortization of stock option and restricted stock					935				935
Vesting of restricted stock (6,268 shares issued, 11,875 shares deferred)				358	(518)		160		—
Deferred compensation plan, net, including dividend equivalents				121					121
Shares issued from deferred compensation plan (4,336 shares)				(117)	9		108		—
Tax on option exercise and restricted stock vesting					(30)				(30)
Dividends on Series A preferred stock ($.15 per share)						(4)			(4)
Dividends on Series B preferred stock (5%)		300				(2,550)			(2,250)

Balance, March 31, 2009	$258	$173,480	$48,809	$3,270	$452,277	$158,201	$(5,992)	$58,550	$888,853

Balance, December 31, 2009	$217	$174,408	$94,046	$3,597	$622,034	$20,384	$—	$47,635	$962,321
Comprehensive loss:
Net loss						(33,293)			(33,293)
Other comprehensive income (loss):
Unrealized holding gains on available for sale securities, net of deferred tax expense and reclassification adjustment								783	783
Unrealized losses on derivative financial instruments qualifying as cash flow hedges, net of deferred tax benefit								(3,092)	(3,092)

Comprehensive loss						(33,293)		(2,309)	(35,602)
Common stock issued to dividend reinvestment plan and employee benefit plans (125,021 shares)			124		387				511
Amortization of stock options and restricted stock awards					832				832
Vesting of restricted stock (5,233 shares issued, 18,550 shares deferred)			6	444	(450)				—
Deferred compensation plan, net, including dividend equivalents				86					86
Dividends on Series A preferred stock ($.15 per share)						(3)			(3)
Dividends on Series B preferred stock (5%)		319				(2,569)			(2,250)

Balance, March 31, 2010	$217	$174,727	$94,176	$4,127	$622,803	$(15,481)	$—	$45,326	$925,895

See accompanying notes to consolidated financial statements

UNITED COMMUNITY BANKS, INC.
Consolidated Statement of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2010	2009
Operating activities:
Net loss	$(33,293)	$(103,773)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and accretion	3,814	3,553
Provision for loan losses	75,000	65,000
Goodwill impairment charge	—	70,000
Stock based compensation	832	935
Securities gains, net	(61)	(303)
Net gains on sales of other assets	(3)	(23)
Net losses and write downs on sales other real estate owned	8,097	1,580
Gain from sale of subsidiary	(2,110)	—
Changes in assets and liabilities:
Other assets and accrued interest receivable	(11,554)	28,881
Accrued expenses and other liabilities	(4,956)	9,138
Mortgage loans held for sale	8,228	(22,827)

Net cash provided by operating activities	43,994	52,161

Investing activities:
Proceeds from sales of securities available for sale	40,817	14,219
Proceeds from maturities and calls of securities available for sale	200,578	174,220
Purchases of securities available for sale	(219,354)	(297,645)
Net decrease (increase) in loans	65,889	(7,677)
Proceeds from sales of premises and equipment	8	102
Purchases of premises and equipment	(2,024)	(2,843)
Net cash received from sale of subsidiary	290	—
Proceeds from sale of other real estate	21,692	20,809

Net cash provided by (used in) investing activities	107,896	(98,815)

Financing activities:
Net change in deposits	(139,051)	(386,319)
Net change in federal funds purchased, repurchase agreements, and other short-term borrowings	1,091	50,279
Proceeds from FHLB advances	—	80,000
Repayments of FHLB advances	—	(55,000)
Proceeds from issuance of common stock for dividend reinvestment and employee benefit plans	511	509
Cash dividends on preferred stock	(2,253)	(1,754)

Net cash used in financing activities	(139,702)	(312,285)

Net change in cash and cash equivalents	12,188	(358,939)

Cash and cash equivalents at beginning of period	376,367	493,421

Cash and cash equivalents at end of period	$388,555	$134,482

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$33,283	$51,207
Income taxes	767	(22,386)
See accompanying notes to consolidated financial statements

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 1 — Accounting Policies
The accounting and financial reporting policies of United Community Banks, Inc. (“United”) and its subsidiaries conform to accounting principles generally accepted in the United States of America (“GAAP”) and general banking industry practices. The accompanying interim consolidated financial statements have not been audited. All material intercompany balances and transactions have been eliminated. A more detailed description of United’s accounting policies is included in the 2009 annual report filed on Form 10-K.
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
Foreclosed property is initially recorded at fair value, less cost to sell. If the fair value, less cost to sell at the time of foreclosure, is less than the loan balance, the deficiency is charged against the allowance for loan losses. If the fair value, less cost to sell, of the foreclosed property decreases during the holding period, a valuation allowance is established with a charge to operating expenses. When the foreclosed property is sold, a gain or loss is recognized on the sale for the difference between the sales proceeds and the carrying amount of the property. Financed sales of foreclosed property are accounted for in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification Topic 360, Subtopic 20, Real Estate Sales.
Note 2 — Accounting Standards Updates
In February 2010, the FASB issued Accounting Standards Update No. 2010-09, Subsequent Events: Amendments to Certain Recognition and Disclosure Requirements (“ASC No. 2010-09”). ASU No. 2010-09 removes some contradictions between the requirements of GAAP and the filing rules of the Securities and Exchange Commission (“SEC”). SEC filers are required to evaluate subsequent events through the date the financial statements are issued, and they are no longer required to disclose the date through which subsequent events have been evaluated. This guidance was effective upon issuance except for the use of the issued date for conduit debt obligors, and it is not expected to have a material impact on United’s results of operations, financial position or disclosures.
In February 2010, the FASB issued Accounting Standards Update No. 2010-10, Consolidation: Amendments for Certain Investment Funds (“ASU No. 2010-10”). ASU No. 2010-10 indefinitely defers the effective date for certain investment funds, the amendments made to FASB ASC 810-10 related to variable interest entities by Statement of Financial Accounting Standard (“SFAS”) No. 167, however this deferral does not apply to the disclosure requirements of SFAS No. 167. ASU No. 2010-10 also clarifies that (1) interests of related parties must be considered in determining whether fees paid to decision makers or service providers constitute a variable interest, and (2) a quantitative calculation should not be the only basis on which such determination is made. This guidance is effective as of the beginning of the first annual period beginning after November 15, 2009, and for interim periods within that first annual reporting period. It is not expected to have a material impact on United’s results of operations, financial position or disclosures.
In March 2010, the FASB issued Accounting Standards Update No. 2010-11, Derivatives and Hedging: Scope Exception Related to Embedded Credit Derivatives (“ASU No. 2010-11”). ASU No. 2010-11 clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements, by resolving a potential ambiguity about the breadth of the embedded credit derivative scope exception with regard to some types of contracts, such as collateralized debt obligations (“CDO’s”) and synthetic CDO’s. The scope exception will no longer apply to some contracts that contain an embedded credit derivative feature that transfers credit risk. The ASU is effective for fiscal quarters beginning after June 15, 2010, and is not expected to have a material impact on United’s results of operations, financial position or disclosures.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
In April 2010, the FASB issued Accounting Standards Update No. 2010-12, Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts (“ASU No. 2010-12”). ASU No. 2010-12 formally incorporates the SEC’s position concerning accounting for specific provisions of the two health care reform acts that were enacted on different dates as one. This guidance allows companies with reporting period-end dates between March 23, 2010 and March 30, 2010 to avoid accounting for the enactment of the two health care laws that affect the measurement of the same deferred tax asset in two separate periods. This guidance was effective upon issuance and is not expected to have a material impact on United’s results of operations, financial position or disclosures.
In April 2010, the FASB issued Accounting Standards Update No. 2010-13, Effect of Denominating the Exercise Price of a Share-based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades (“ASU No. 2010-13”). ASU No. 2010-13 clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of an entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. This guidance is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2010. It is not expected to have a material impact on United’s results of operations, financial position or disclosures.
In April 2010, the FASB issued Accounting Standards Update No. 2010-14, Accounting for Extractive Activities — Oil & Gas (“ASU No. 2010-14”). ASU No. 2010-14 incorporates updated text changes to Rule 4-10 of Regulation S-X to the FASB’s Accounting Standards Codification that became effective on January 1, 2010. This guidance is not applicable to United.
In April 2010, the FASB issued Accounting Standards Update No. 2010-15, How Investments Held through Separate Accounts Affect an Insurer’s Consolidation Analysis of Those Investments (“ASU No. 2010-15”). ASU No. 2010-15 provides guidance concerning consolidation by an insurance entity of (1) separate account interests held for the benefit of policy holders, and (2) an investment in which a separate account holds a controlling financial interest. In addition, ASU No. 2010-15 amends FASB guidance so that an insurer is not required to consolidate an investment in which a separate account holds a controlling financial interest if the investment is not consolidated in the separate account’s standalone financial statements. The revised guidance, which should be applied retrospectively to all prior periods presented, is effective for fiscal years (and interim periods within such years) beginning after December 15, 2010, with earlier application permitted. This ASU has no impact on United’s results of operations, financial position or disclosures.
In April 2010, the FASB issued Accounting Standards Update No. 2010-16, Accruals for Casino Jackpot Liabilities (“ASU No. 2010-16”). ASU No. 2010-16 amends FASB guidance to require additional information to be disclosed principally in respect of level 3 fair value measurements and transfers to and from Level 1 and Level 2 measurements; in addition, enhanced disclosure is required concerning inputs and valuation techniques used to determine Level 2 and Level 3 fair value measurements. This guidance is generally effective for interim and annual reporting periods beginning after December 15, 2009; however, the requirements to disclose separately purchases, sales, issuances, and settlements in the Level 3 reconciliation are effective for fiscal years beginning after December 15, 2010 (and for interim periods within such years). ASU No. 2010-16 is not expected to have a material impact on United’s results of operations, financial position or disclosures.
In April 2010, the FASB issued Accounting Standards Update No. 2010-17, Milestone Method of Revenue Recognition a consensus of the FASB Emerging Issues Task Force (“ASU No. 2010-17”). ASU No. 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. Research or development arrangements frequently include payment provisions whereby a portion or all of the consideration is contingent upon milestone events such as successful completion of phases in a drug study or achieving a specific result from the research or development efforts. An entity often recognizes these milestone payments as revenue in their entirety upon achieving the related milestone, commonly referred to as the milestone method. The amendments in this ASU are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Because United is not involved in research and development arrangements, ASU No. 2010-17 will have no impact on United’s results of operations, financial position or disclosures.
In April 2010, the FASB issued Accounting Standards Update No. 2010-18, Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset (“ASU No. 2010-18”). ASU No. 2010-18 provides guidance on the accounting for loan modifications when the loan is part of a pool of loans accounted for as a single asset such as acquired loans that have evidence of credit deterioration upon acquisition that are accounted for under the guidance in ASC 310-30. ASU No. 2010-18 addresses diversity in practice on whether a loan that is part of a pool of loans accounted for as a single asset should be removed from that pool upon a modification that would constitute a troubled debt restructuring or remain in the pool after modification. ASU No. 2010-18 clarifies that modifications of loans that are accounted for within a pool under ASC 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if the expected cash flows for the pool change. The amendments in this update do not require any additional disclosures and are effective for modifications of loans accounted for within pools under ASC 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. ASU 2010-18 is not expected to have a material impact on United’s results of operations, financial position or disclosures.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 3 — Mergers and Acquisitions
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
Under the loss sharing agreement, the portion of the losses expected to be indemnified by FDIC is considered an indemnification asset in accordance with ASC 805. The indemnification asset, referred to as “estimated loss reimbursement from the FDIC” is included in the balance of “Assets covered by loss sharing agreements with the FDIC” on the Consolidated Balance Sheet. The indemnification asset was recognized at fair value, which was estimated at the acquisition date based on the terms of the loss sharing agreement. The indemnification asset is expected to be collected over a four-year average life. No valuation allowance was required.
Loans, foreclosed property and the estimated FDIC reimbursement resulting from the loss share agreements with the FDIC are reported as “assets covered by loss sharing agreements with the FDIC” in the consolidated balance sheet.
The table below shows the components of covered assets at March 31, 2010 (in thousands).

	Purchased	Other
	Impaired	Purchased
(in thousands)	Loans	Loans	Other	Total

Commercial (secured by real estate)	$—	$39,725	$—	$39,725
Commercial (commercial and industrial)	1	7,044	—	7,045
Construction and land development	5,310	16,713	—	22,023
Residential mortgage	127	10,004	—	10,131
Installment	3	622	—	625

Total covered loans	5,441	74,108	—	79,549
Covered forclosed property	—	—	32,012	32,012
Estimated loss reimbursement from the FDIC	—	—	57,726	57,726

Total covered assets	$5,441	$74,108	$89,738	$169,287

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 4 — Securities Available for Sale
The cost basis, unrealized gains and losses, and fair value of securities available for sale at March 31, 2010, December 31, 2009 and March 31, 2009 are presented below (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
As of March 31, 2010
U.S. Government agencies	$306,916	$553	$891	$306,578
State and political subdivisions	63,175	1,450	81	64,544
Mortgage-backed securities (1)	1,101,456	41,754	1,031	1,142,179
Other	13,006	290	8	13,288

Total	$1,484,553	$44,047	$2,011	$1,526,589

As of December 31, 2009
U.S. Government agencies	$248,425	$214	$2,173	$246,466
State and political subdivisions	62,046	1,371	124	63,293
Mortgage-backed securities (1)	1,156,035	43,007	1,820	1,197,222
Other	22,701	382	17	23,066

Total	$1,489,207	$44,974	$4,134	$1,530,047

As of March 31, 2009
U.S. Government agencies	$163,326	$1,424	$276	$164,474
State and political subdivisions	40,342	648	436	40,554
Mortgage-backed securities (1)	1,460,328	35,963	6,113	1,490,178
Other	24,283	50	506	23,827

Total	$1,688,279	$38,085	$7,331	$1,719,033

(1)	All are residential type mortgage-backed securities
The following table summarizes securities in an unrealized loss position as of March 31, 2010, December 31, 2009 and March 31, 2009 (in thousands):

	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
As of March 31, 2010
U.S. Government agencies	$138,233	$891	$—	$—	$138,233	$891
State and political subdivisions	2,035	15	3,191	66	5,226	81
Mortgage-backed securities	20,382	151	34,358	880	54,740	1,031
Other	—	—	500	8	500	8

Total unrealized loss position	$160,650	$1,057	$38,049	$954	$198,699	$2,011

As of December 31, 2009
U.S. Government agencies	$151,838	$2,173	$—	$—	$151,838	$2,173
State and political subdivisions	2,348	47	2,792	77	5,140	124
Mortgage-backed securities	84,024	838	22,358	982	106,382	1,820
Other	—	—	493	17	493	17

Total unrealized loss position	$238,210	$3,058	$25,643	$1,076	$263,853	$4,134

As of March 31, 2009
U.S. Government agencies	$29,924	$276	$—	$—	$29,924	$276
State and political subdivisions	5,634	133	4,224	303	9,858	436
Mortgage-backed securities	61,364	530	163,145	5,583	224,509	6,113
Other	13,840	474	484	32	14,324	506

Total unrealized loss position	$110,762	$1,413	$167,853	$5,918	$278,615	$7,331

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, among other factors. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analyst’s reports. During the three months ended March 31, 2010, United recorded impairment losses of $950,000 on investments in financial institutions that showed evidence of other-than-temporary impairment.
At March 31, 2010, there were $199 million in available for sale securities that were in an unrealized loss position. United does not intend to sell nor believes it will be required to sell securities in an unrealized loss position prior to the recovery of its amortized cost basis. Unrealized losses and March 31, 2010 and 2009 were primarily attributable to changes in interest rates.
The amortized cost and fair value of the investment securities at March 31, 2010, by contractual maturity, are presented in the following table (in thousands).

	Amortized Cost	Fair Value

U.S. Government agencies:
Within 1 year	$9,995	$10,009
1 to 5 years	21,146	21,175
5 to 10 years	250,873	250,884
More than 10 years	24,902	24,510

	306,916	306,578

State and political subdivisions:
Within 1 year	18,138	18,263
1 to 5 years	15,959	16,484
5 to 10 years	20,003	20,593
More than 10 years	9,075	9,204

	63,175	64,544

Other:
Within 1 year	7,638	7,815
1 to 5 years	2,053	2,158
5 to 10 years	50	50
More than 10 years	3,265	3,265

	13,006	13,288

Total securities other than mortgage-backed securities:
Within 1 year	35,771	36,087
1 to 5 years	39,158	39,817
5 to 10 years	270,926	271,527
More than 10 years	37,242	36,979

Mortgage-backed securities	1,101,456	1,142,179

	$1,484,553	$1,526,589

Expected maturities may differ from contractual maturities because issuers and borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
Securities with a carrying value of $1.5 billion, $1.5 billion, and $1.4 billion were pledged to secure public deposits, FHLB advances and other secured borrowings at March 31, 2010, December 31, 2009 and March 31, 2009, respectively.
Realized gains and losses are derived using the specific identification method for determining the cost of the securities sold.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The following table summarizes securities sales activity for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Proceeds from sales	$40,817	$14,219

Gross gains on sales	$1,260	$305
Gross losses on sales	249	2
Impairment losses	950	—

Net gains on sales of securities	$61	$303

Income tax expense attributable to sales	$24	$118

Note 5 — Loans and Allowance for Loan Losses
Major classifications of loans March 31, 2010, December 31, 2009 and March 31, 2009, are summarized as follows (in thousands):

	March 31,	December 31,	March 31,
	2010	2009	2009

Commercial (secured by real estate)	$1,765,204	$1,779,398	$1,778,691
Commercial construction	357,188	362,566	376,682
Commercial (commercial and industrial)	380,331	390,520	387,344

Total commercial	2,502,723	2,532,484	2,542,717
Residential construction	960,372	1,050,065	1,430,319
Residential mortgage	1,390,270	1,427,198	1,503,893
Installment	138,680	141,729	155,776

Total loans	4,992,045	5,151,476	5,632,705
Less allowance for loan losses	173,934	155,602	143,990

Loans, net	$4,818,111	$4,995,874	$5,488,715

The Bank makes loans and extensions of credit to individuals and a variety of firms and corporations located primarily in counties in north Georgia, the Atlanta, Georgia MSA, the Gainesville, Georgia MSA, coastal Georgia, western North Carolina and east Tennessee. Although the Bank has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by improved and unimproved real estate and is dependent upon the real estate market.
At March 31, 2010, United had $215 million of loans classified as impaired. Of that amount, $56.5 million had specific reserves of $6.8 million allocated and the remaining $159 million did not have specific reserves allocated because they had either been written down to net realizable value ($114 million in charge-offs) or had sufficient collateral so that no allowance was required. At December 31, 2009, United had $198 million of loans classified as impaired. Of that amount, $16.1 million had specific reserves of $3 million allocated and the remaining $182 million did not have specific reserves allocated because they had either been written down to net realizable value ($115 million in charge-offs) or had sufficient collateral so that no allowance was required. At March 31, 2009, United had $201 million of loans classified as impaired. Of that amount, $64.7 million had specific reserves allocated of $22.6 million and $136 million did not have specific reserves allocated. The average recorded investment in impaired loans for the quarters ended March 31, 2010 and 2009 was $211 million and $206 million, respectively. There was no interest revenue recognized on loans while they were impaired for the first three months of 2010 or 2009.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Changes in the allowance for loan losses are summarized as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Balance beginning of period	$155,602	$122,271
Provision for loan losses	75,000	65,000
Charge-offs:
Commercial (secured by real estate)	2,936	865
Commercial construction	2,211	54
Commercial (commercial and industrial)	4,554	1,208
Residential construction	44,190	37,967
Residential mortgage	4,640	3,111
Installment	1,129	926

Total loans charged-off	59,660	44,131

Recoveries:
Commercial (secured by real estate)	972	39
Commercial construction	5	—
Commercial (commercial and industrial)	444	335
Residential construction	1,090	205
Residential mortgage	89	127
Installment	392	144

Total recoveries	2,992	850

Net charge-offs	56,668	43,281

Balance end of period	$173,934	$143,990

At March 31, 2010, December 31, 2009 and March 31, 2009, loans with a carrying value of $1.6 billion, $1.5 billion and $1.9 billion were pledged as collateral to secure FHLB advances and other contingent funding sources.
Note 6 — Goodwill
A summary of the changes in goodwill for the three months ended March 31, 2010 and 2009 is presented below, (in thousands).

	Three Months Ended
	March 31,
	2010	2009

Beginning balance	$210,590	$305,590
Purchase adjustments	—	—
Impairment	—	(70,000)

Ending balance	$210,590	$235,590

United performs its annual goodwill impairment assessment during the fourth quarter of each year, or more often if events warrant an interim assessment. During the first quarter of 2010, no events occurred that would lead management to believe that goodwill impairment might exist. During the first quarter of 2009, United updated its 2008 annual goodwill impairment assessment as a result of its stock price falling significantly below tangible book value. As a result of the updated assessment, goodwill was found to be impaired and was written down to its estimated fair value. The impairment charge of $70 million was recognized as an expense in the first quarter 2009 consolidated statement of income.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 7 — Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2010 and 2009 (in thousands, except per share data):

	Three Months Ended
	March 31,
	2010	2009
Net loss available to common shareholders	$(35,865)	$(106,327)

Weighted average shares outstanding:
Basic	94,390	48,324
Effect of dilutive securities
Stock options	—	—
Warrants attached to trust preferred securities	—	—
Warrant granted with Series B preferred stock	—	—

Diluted	94,390	48,324

Earnings per common share:
Basic	$(.38)	$(2.20)

Diluted	$(.38)	$(2.20)

There is no dilution from dilutive securities for the three months ended March 31, 2010 and 2009, due to the anti-dilutive effect of the net loss for those periods.
Note 8 — Derivatives and Hedging Activities
Risk Management Objective of Using Derivatives
United is exposed to certain risks arising from both its business operations and economic conditions. United principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. United manages interest rate risk primarily by managing the amount, sources, and duration of its investment securities portfolio and debt funding and through the use of interest rate derivatives. Specifically, United enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. United’s derivative financial instruments are used to manage differences in the amount, timing, and duration of United’s known or expected cash receipts and its known or expected cash payments principally related to United’s loans and wholesale borrowings.
The table below presents the fair value of United’s derivative financial instruments as well as their classification on the balance sheet as of March 31, 2010, December 31, 2009 and March 31, 2009.
Derivatives designated as hedging instruments under ASC 815 (in thousands).

		Fair Value
Interest Rate	Balance Sheet	March 31,	December 31,	March 31,
Products	Location	2010	2009	2009

Asset derivatives	Other assets	$6,113	$10,692	$72,942

As of March 31, 2010, December 31, 2009 and March 31, 2009, United did not have any derivatives in a net liability position.
Cash Flow Hedges of Interest Rate Risk
United’s objectives in using interest rate derivatives are to add stability to net interest revenue and to manage its exposure to interest rate movements. To accomplish this objective, United primarily uses interest rate swaps and floors as part of its interest rate risk management strategy. For United’s variable-rate loans, interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for United making variable-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate floors designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates fall below the strike rate on the contract in exchange for an up front premium. As of March 31, 2010, United had two interest rate swaps with an aggregate notional amount of $50 million that were designated as cash flow hedges of interest rate risk.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2010 and 2009, such derivatives were used to hedge the variable cash flows associated with existing prime-based, variable-rate loans. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended March 31, 2010 $522,000 in hedge ineffectiveness was recognized in other fee revenue and during the three months ended March 31, 2009 no hedge ineffectiveness was recognized on derivative financial instruments designated as cash flow hedges.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest revenue as interest payments are received on United’s prime-based, variable-rate loans. During the next twelve months, United estimates that an additional $15 million will be reclassified as an increase to interest revenue.
Fair Value Hedges of Interest Rate Risk
United is exposed to changes in the fair value of certain of its fixed rate obligations due to changes in LIBOR, a benchmark interest rate. United uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the benchmark interest rate. Interest rate swaps designated as fair value hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for United making variable rate payments over the life of the agreements without the exchange of the underlying notional amount. As of March 31, 2010, United had three interest rate swaps with an aggregate notional amount of $195 million that were designated as fair value hedges of interest rate risk.
For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. United includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related derivatives. During the three months March 31, 2010 and 2009, United recognized net (losses)/gains of $88,000 and $101,000, respectively, related to ineffectiveness of the fair value hedging relationships. United also recognized a net reduction of interest expense of $1.4 million and $2.0 million for the three months ended March 31, 2010 and 2009, respectively, related to United’s fair value hedges, which includes net settlements on the derivatives.
Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement
The tables below present the effect of United’s derivative financial instruments on the Consolidated Statement of Income for the three months ended March 31, 2010 and 2009.
Derivatives in Fair Value Hedging Relationships (in thousands).

Location of Gain (Loss)	Amount of Gain (Loss) Recognized in		Amount of Gain (Loss) Recognized in
Recognized in Income	Income on Derivative		Income on Hedged Item
on Derivative	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009

Three Months Ended March 31,
Other fee revenue	$(1,195)	$(1,013)	$1,283	$1,114
Derivatives in Cash Flow Hedging Relationships (in thousands).

	Amount of Gain (Loss)
	Recognized in Other
	Comprehensive Income on		Gain (Loss) Reclassified from Accumulated Other
	Derivative (Effective Portion)		Comprehensive Income into Income (Effective Portion)
	March 31,		Where	March 31,
	2010	2009	Reported	2010	2009

Three Months Ended March 31,
Interest rate products	$1,475	$3,118	Interest revenue	$6,534	$10,990

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
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
Note 9 — Stock-Based Compensation
United has an equity compensation plan that allows for grants of incentive stock options, nonqualified stock options, restricted stock awards (also referred to as “nonvested stock” awards), stock awards, performance share awards or stock appreciation rights. Options granted under the plan can have an exercise price no less than the fair market value of the underlying stock at the date of grant. The general terms of the plan include a vesting period (usually four years) with an exercisable period not to exceed ten years. Certain option and restricted stock awards provide for accelerated vesting if there is a change in control (as defined in the plan). As of March 31, 2010, approximately 1,017,000 additional awards could be granted under the plan. Through March 31, 2010, only incentive stock options, nonqualified stock options and restricted stock awards and units had been granted under the plan.
The following table shows stock option activity for the first three months of 2010.

			Weighted
			-Average
		Weighted-	Remaining	Aggregate
		Average Exercise	Contractual	Intrinisic
Options	Shares	Price	Term (Years)	Value ($000)

Outstanding at December 31, 2009	3,663,453	$18.30
Granted	6,000	4.31
Exercised	—	—
Forfeited	(19,245)	15.35
Expired	(37,770)	10.80

Outstanding at March 31, 2010	3,612,438	18.37	5.4	$1

Exercisable at March 31, 2010	2,431,001	19.30	4.1	—

The weighted average fair value of stock options granted in the first three months of 2010 and 2009 was $2.40 and $2.54, respectively. The fair value of each option granted was estimated on the date of grant using the Black-Scholes model. Because United’s option plan has not been in place long enough to gather sufficient information about exercise patterns to establish an expected life, United uses the formula provided by the SEC in Staff Accounting Bulletin No. 107 (ASC 718-10-S99) to determine the expected life of options.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The weighted average assumptions used to determine the fair value of stock options are presented in the table below.

	Three Months Ended
	March 31,
	2010	2009

Expected volatility	55.00%	40.68%
Expected dividend yield	0.00%	0.00%
Expected life (in years)	6.25	6.25
Risk-free rate	3.12%	1.83%
United’s stock trading history began in March of 2002 when United listed on the Nasdaq National Market. For 2010 and 2009 expected volatility was determined using United’s historical monthly volatility for the seventy-five months ended December 31, 2009 and 2008, respectively. Seventy-five months was chosen to correspond to the expected life of 6.25 years. Compensation expense for stock options was $662,000 and $738,000 for the three months ended March 31, 2010 and 2009, respectively. Deferred tax benefits of $266,000 and $243,000, respectively, were included in the determination of income tax benefit for the three-month periods ended March 31, 2010 and 2009. The amount of compensation expense for both periods was determined based on the fair value of the options at the time of grant, multiplied by the number of options granted that were expected to vest, which was then amortized over the vesting period. The forfeiture rate for options is estimated to be approximately 3% per year. No options were exercised during the three months ended March 31, 2010 or 2009.
The table below presents the activity in restricted stock awards for the first three months of 2010.

		Weighted-
		Average Grant-
Restricted Stock	Shares	Date Fair Value

Outstanding at December 31, 2009	167,559	$12.86
Granted	20	3.48
Vested	(23,783)	22.30
Cancelled	—	—

Outstanding at March 31, 2010	143,796	11.29

Compensation expense for restricted stock is based on the fair value of restricted stock awards at the time of grant, which is equal to the value of United’s common stock on the date of grant. The value of restricted stock grants that are expected to vest is amortized into expense over the vesting period. Compensation expense recognized in the consolidated statement of income for restricted stock for the three months ended March 31, 2010 and 2009 was $170,000 and $198,000, respectively. The total intrinsic value of the restricted stock was $634,000 at March 31, 2010.
As of March 31, 2010, there was $4.2 million of unrecognized compensation cost related to non-vested stock options and restricted stock awards granted under the plan. That cost is expected to be recognized over a weighted-average period of 2.1 years. The aggregate grant date fair value of options and restricted stock awards that vested during the three months ended March 31, 2010, was $546,000.
Note 10 — Common Stock Issued / Common Stock Issuable
United sponsors a Dividend Reinvestment and Share Purchase Plan (“DRIP”) that allows participants who already own United’s common stock to purchase additional shares directly from the company. The DRIP also allows participants to automatically reinvest their quarterly dividends in additional shares of common stock without a commission. United’s 401(k) retirement plan regularly purchases shares of United’s common stock directly from United. In addition, United has an Employee Stock Purchase Program that allows eligible employees to purchase shares of common stock at a 5% discount, with no commission charges. For the three months ended March 31, 2010 and 2009, United issued 125,021 and 99,604 shares, respectively, and increased capital by $511,000 and $509,000, respectively, through these programs.
United offers its common stock as an investment option in its deferred compensation plan. The common stock component of the deferred compensation plan is accounted for as an equity instrument and is reflected in the consolidated financial statements as common stock issuable. At March 31, 2010 and 2009, 262,002 and 161,807 shares, respectively, were issuable under the deferred compensation plan.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Late in the third quarter of 2009, United completed a sale of 44,505,000 shares of its common stock at a price of $5.00 per share. The net proceeds of $211 million, after deducting the underwriters’ fees and expenses will be used for general corporate purposes. As a result of the stock sale, and pursuant to the terms of the warrant issued to the U.S. Treasury in connection with United’s participation in the U.S. Treasury’s Capital Purchase Program (“CPP”), the number of shares issuable upon exercise of the warrant issued to the U.S. Treasury in connection with the CPP was reduced by 50%, or 1,099,542 shares. The warrant has an exercise price of $12.28 and expires on the tenth anniversary of the date of issuance.
Note 11 — Assets and Liabilities Measured at Fair Value
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The table below presents United’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2010, December 31, 2009 and March 31, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands).

(in thousands)
March 31, 2010	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale:
U.S. Government agencies	$—	$296,578	$10,000	$306,578
State and political subdivisions	—	64,544	—	64,544
Mortgage-backed securities	—	1,115,153	27,026	1,142,179
Other	—	12,238	1,050	13,288
Deferred compensation plan assets	3,420	—	—	3,420
Derivative financial instruments	—	6,113	—	6,113

Total	$3,420	$1,494,626	$38,076	$1,536,122

Liabilities
Deferred compensation plan liability	$3,420	$—	$—	$3,420

Total liabilities	$3,420	$—	$—	$3,420

(in thousands)
December 31, 2009	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale:
U.S. Government agencies	$—	$226,466	$20,000	$246,466
State and political subdivisions	—	63,293	—	63,293
Mortgage-backed securities	—	1,180,330	16,892	1,197,222
Other	—	21,066	2,000	23,066
Deferred compensation plan assets	4,818	—	—	4,818
Derivative financial instruments	—	10,692	—	10,692

Total	$4,818	$1,501,847	$38,892	$1,545,557

Liabilities
Deferred compensation plan liability	$4,818	$—	$—	$4,818

Total liabilities	$4,818	$—	$—	$4,818

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(in thousands)
March 31, 2009	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale:
U.S. Government agencies	$—	$164,474	$—	$164,474
State and political subdivisions	—	40,554	—	40,554
Mortgage-backed securities	—	1,490,178	—	1,490,178
Other	—	23,827	—	23,827
Deferred compensation plan assets	3,467	—	—	3,467
Derivative financial instruments	—	72,942	—	72,942

Total	$3,467	$1,791,975	$—	$1,795,442

Liabilities
Deferred compensation plan liability	$3,467	$—	$—	$3,467

Total liabilities	$3,467	$—	$—	$3,467

The following table shows a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs that are classified as level 3 values (in thousands):

Securities
Available for Sale
Balance at December 31, 2009	$38,892
Amounts included in earnings	(11)
Impairment charges	(950)
Purchases, sales, issuances, settlements, maturities, paydowns, net	145

Balance at March 31, 2010	$38,076

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
United may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. The table below presents United’s assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2010, December 31, 2009 and March 31, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands).

	Level 1	Level 2	Level 3	Total
March 31, 2010
Assets
Loans	$—	$—	$175,166	$175,166
Foreclosed properties	—	—	93,060	93,060

Total	$—	$—	$268,226	$268,226

December 31, 2009
Assets
Loans	$—	$—	$153,038	$153,038
Foreclosed properties	—	—	81,213	81,213

Total	$—	$—	$234,251	$234,251

March 31, 2009
Assets
Loans	$—	$—	$148,786	$148,786
Foreclosed properties	—	—	69,256	69,256
Goodwill	—	—	235,590	235,590

Total	$—	$—	$453,632	$453,632

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
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
The short maturity of United’s assets and liabilities results in having a significant number of financial instruments whose fair value equals or closely approximates carrying value. Such financial instruments are reported in the following balance sheet captions: cash and cash equivalents, mortgage loans held for sale, federal funds purchased, repurchase agreements and other short-term borrowings. The fair value of securities available for sale equals the balance sheet value. As of March 31, 2010, December 31, 2009 and March 31, 2009 the fair value of interest rate contracts used for balance sheet management was an asset of approximately $6.1 million, $10.7 million and $72.9 million, respectively.
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
The carrying amount and fair values for other financial instruments that are not measured at fair value in United’s balance sheet at March 31, 2010, December 31, 2009 and March 31, 2009 are as follows (in thousands):

	March 31, 2010		December 31, 2009		March 31, 2009
	Carrying		Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value
Assets:
Loans, net	$4,818,111	$4,477,941	$4,995,874	$4,529,755	$5,488,715	$5,231,278

Liabilities:
Deposits	6,487,588	6,513,488	6,627,834	6,660,196	6,616,488	6,680,764
Federal Home Loan Bank advances	114,303	120,422	114,501	119,945	260,125	266,958
Long-term debt	150,086	119,400	150,066	111,561	151,006	85,387
Note 12 — Stock Dividend
During the first quarter of 2009, United declared a quarterly stock dividend at a rate of 1 new share for every 130 shares owned. The stock dividends have been reflected in the financial statements as an issuance of stock with no proceeds rather than a stock split and therefore prior period numbers of shares outstanding have not been adjusted. For the three months ended March 31, 2009, the amount of $8,000 shown in the consolidated statement of changes in shareholders’ equity as a reduction of capital related to the stock dividend is the amount of cash paid to shareholders for fractional shares. No stock dividends were declared or paid during the first quarter of 2010.
Note 13 — Reclassifications
Certain 2009 amounts have been reclassified to conform to the 2010 presentation.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 14 — Subsequent Events
On April 1, 2010, United entered into a securities purchase agreement with Fletcher International, Ltd. and the Bank entered into an asset purchase and sale agreement with Fletcher International, Inc. and certain affiliates thereof. Under the terms of the agreements, the Bank sold $103 million in non-performing commercial and residential mortgage loans and foreclosed properties to Fletcher’s affiliates with an aggregate sales price equal to the Bank’s carrying value. The non-performing assets sale transaction closed on April 30, 2010. The consideration for the sale consisted of $20.6 million in cash and a loan for $82.4 million. As part of the agreement, Fletcher received a warrant to acquire 7,058,824 shares of United’s common stock at a price of $4.25 per share. In accordance with the terms of the securities purchase agreement, Fletcher has the right during the next two years to purchase up to $65 million in United’s Series C Convertible Preferred Stock. The Series C Convertible Preferred Stock pays a dividend equal to the lesser of LIBOR plus 4% or 8%. If the transaction with Fletcher is not approved by shareholders, the dividend will be equal to the lesser of LIBOR plus 8% or 12%. The Series C Convertible Preferred Stock is convertible by Fletcher into common stock at $5.25 per share. If Fletcher has not purchased all of the Series C Convertible Preferred Stock by May 26, 2011, it must pay United 5% of the commitment amount not purchased by such date, and it must pay United an additional 5% of the commitment amount not purchased by May 26, 2012. In addition, Fletcher will receive an additional warrant to purchase $35 million in common stock at $6.02 per share (5,813,953 shares) when it purchases the last $35 million of Series C Convertible Preferred Stock.
Note 15 — Discontinued Operations
On March 31, 2010, United completed the sale of its consulting subsidiary, Brintech, Inc. (“Brintech”). The sales price was $2.9 million with United covering certain costs related to the sale transaction resulting in a net, pre-tax gain of $2.1 million. As a result of the sale, Brintech is presented in the consolidated financial statements as a discontinued operation with all revenue and expenses related to the sold operations deconsolidated from the Consolidated Statement of Income for all periods presented. The net results of operations from Brintech are reported on a separate line on the Consolidated Statement of Income titled “(Loss) income from discontinued operations, net of income taxes.” The gain from the sale, net of income taxes and selling costs, is presented on a separate line titled “Gain from sale of subsidiary, net of income taxes and selling costs.”

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
Our businesses and operations are and will be subject to a variety of risks, uncertainties and other factors. Consequently, actual results and experience may materially differ from those contained in any forward-looking statements. Such risks, uncertainties and other factors that could cause actual results and experience to differ from those projected include, but are not limited to, the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2009, as well as the following:
•	the condition of the banking system and financial markets;

•	our ability to become profitable;

•	the results of our most recent internal credit stress test may not accurately predict the impact on our financial condition if the economy was to continue to deteriorate;

•	our ability to raise capital consistent with our capital plan;

•	our ability to maintain liquidity or access other sources of funding;

•	changes in the cost and availability of funding;

•	the success of the local economies in which we operate;

•	our concentrations of residential and commercial construction and development loans and commercial real estate loans are subject to unique risks that could adversely affect our earnings;

•	changes in prevailing interest rates may negatively affect our net income and the value of our assets;

•	the accounting and reporting policies of United;

•	if our allowance for loan losses is not sufficient to cover actual loan losses;

•	we may be subject to losses due to fraudulent and negligent conduct of our loan customers, third party service providers or employees;

•	the adverse effects on future earnings resulting from non-cash charges for goodwill impairment;

•	our ability to fully realize our deferred tax asset balances;

•	competition from financial institutions and other financial service providers;

•	the United States Department of Treasury may change the terms of our Series B Preferred Stock;

•	risks with respect to future expansion and acquisitions;

•	conditions in the stock market, the public debt market and other capital markets deteriorate;

•	financial services laws and regulations change;

•	the failure of other financial institutions;

•
a special assessment that may be imposed by the Federal Deposit Insurance Corporation (“FDIC”) on all FDIC-insured institutions in the future, similar to the assessment in 2009 that decreased our earnings; and

•
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

Overview
The following discussion is intended to provide insight into the results of operations and financial condition of United Community Banks, Inc. (“United”) and its subsidiaries and should be read in conjunction with the consolidated financial statements and accompanying notes.
United is a bank holding company registered with the Federal Reserve under the Bank Holding Company Act of 1956 that was incorporated under the laws of the state of Georgia in 1987 and commenced operations in 1988. At March 31, 2010, United had total consolidated assets of $7.84 billion, total loans of $4.99 billion, excluding the loans acquired from Southern Community Bank (“SCB”) that are covered by loss sharing agreements, total deposits of $6.49 billion and stockholders’ equity of $926 million.
United’s activities are primarily conducted by its wholly owned Georgia banking subsidiary (the “Bank”). The Bank operations are conducted under a community bank model that operates 27 “community banks” with local bank presidents and boards in north Georgia, the Atlanta-Sandy Springs-Marietta, Georgia metropolitan statistical area (the “Atlanta, Georgia MSA”), the Gainesville, Georgia MSA, coastal Georgia, western North Carolina, and east Tennessee. On March 31, 2010, United sold Brintech, Inc., (“Brintech”) a consulting services firm for the financial services industry resulting in a pre-tax gain of $2.1 million, net of selling costs. The income statements for all periods presented reflect Brintech as a discontinued operation with revenue, expenses and income taxes related to Brintech removed from revenue, expenses, income taxes and loss from continuing operations. The balance sheet and cash flow statement have not been adjusted to reflect Brintech as a discontinued operation as Brintech’s assets and contribution to cash flows were not material.
Operating loss from continuing operations and operating loss from continuing operations per diluted share are non-GAAP performance measures. United’s management believes that operating performance is useful in analyzing the company’s financial performance trends since it excludes items that are non-recurring in nature and therefore most of the discussion in this section will refer to operating performance measures. A reconciliation of these operating performance measures to GAAP performance measures is included in the table on page 26.
United reported a net loss from continuing operations of $34.5 million for the first quarter of 2010. This compared to a loss from continuing operations of $104 million and a net operating loss from continuing operations of $32.1 million for the first quarter of 2009. The net operating loss from continuing operations in the first quarter of 2009 excluded a $70 million goodwill impairment charge and severance costs of $2.9 million. Diluted loss from continuing operations per common share was $.39 for the first quarter of 2010, compared with a diluted operating loss from continuing operations per common share of $.72 for the first quarter of 2009. The goodwill impairment charge and severance costs represented $1.45 and $.03 of loss per share for the first quarter of 2009, increasing the net loss from continuing operations per diluted share to $2.20. The first quarter of 2010 loss reflects the continuing recessionary economic environment and credit and foreclosed property losses primarily resulting from the weak residential construction and housing market.
United’s approach to managing through the challenging economic cycle has been to aggressively deal with its credit problems and dispose of troubled assets quickly, taking losses as necessary. As a result, United’s provision for loan losses was $75 million for the three months ended March 31, 2010, compared to $65 million for the same period in 2009. Net charge-offs for the first quarter of 2010 were $56.7 million, compared to $43.3 million for the first quarter of 2009. As of March 31, 2010, United’s allowance for loan losses of $174 million was 3.48% of loans, compared to $144 million, or 2.56% of total loans at March 31, 2009. Nonperforming assets of $417 million, which excludes assets of SCB that are covered by the loss sharing agreements with the FDIC, increased to 5.32% of total assets as of March 31, 2010, compared to 4.81% as of December 31, 2009, and 4.09% as of March 31, 2009. This increase was primarily the reflection of the continuing effects of the weak economy and some slowing of demand for foreclosed properties.
Taxable equivalent net interest revenue was $61.3 million for the first quarter of 2010, compared to $57.4 million for the same period of 2009. The increase in net interest revenue was the result of the 41 basis point increase in the net interest margin, which increased from 3.08% for the first quarter of 2009 to 3.49% for the first quarter of 2010. The margin improvement results from management’s ongoing efforts to manage loan and deposit pricing. The increase in the net interest margin more than offset the effect on net interest revenue of the $445 million decrease in interest-earning assets.
Operating fee revenue decreased $157,000, or 1%, from the first quarter of 2009 primarily due to a $1.2 million decrease in mortgage fees as refinancing activity continued to slow from the record levels of 2009. Net securities gains were $242,000 lower in the first quarter of 2010 than the same period in 2009. Included in the 2010 net securities gains is a $950,000 impairment loss on a bank trust preferred securities investment. These decreases were partially offset by an increase in service charges and fees on deposit accounts and an increase in earnings on bank owned life insurance and income resulting from hedge ineffectiveness that are included in other fee revenue.
Despite a $3 million decrease in staff costs and a $1.3 million decrease in professional fees, operating expenses increased $3 million, or 6%, from the first quarter of 2009 due to higher foreclosed property costs and FDIC insurance charges. Operating expenses for the first quarter of 2009 excluded the $70 million goodwill impairment charge and severance costs of $2.9 million. Foreclosed property expense was up $6.5 million from a year ago primarily due to write downs and losses on sales of foreclosed properties. For the first quarter of 2010, United recognized $8.1 million in losses and write downs on foreclosed properties compared with $1.8 million in the first quarter of 2009. Staff costs were down from a year ago primarily due to the staff reduction that occurred at the end of the first quarter of 2009. The decrease in professional fees reflects the completion in the first quarter of 2009 of a project to improve United’s financial performance. Consulting costs associated with that project are included in the first quarter professional fees expense. Legal fees were also down from a year ago.

Critical Accounting Policies
The accounting and reporting policies of United are in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and conform to general practices within the banking industry. The more critical accounting and reporting policies include United’s accounting for the allowance for loan losses, fair value measurements, intangible assets and income taxes. In particular, United’s accounting policies related to allowance for loan losses, fair value measurements, intangibles and income taxes involve the use of estimates and require significant judgment to be made by management. Different assumptions in the application of these policies could result in material changes in United’s consolidated financial position or consolidated results of operations. See “Asset Quality and Risk Elements” herein for additional discussion of United’s accounting methodologies related to the allowance.
Mergers and Acquisitions
On June 19, 2009, the Bank acquired the banking operations of SCB from the FDIC. The Bank acquired $378 million of assets and assumed $367 million of liabilities. The Bank and the FDIC entered loss sharing agreements regarding future losses incurred on loans and foreclosed loan collateral existing at June 19, 2009. Under the terms of the loss sharing agreements, the FDIC will absorb 80% of losses and share in 80% of loss recoveries on the first $109 million of losses, and absorb 95% of losses and share in 95% of loss recoveries on losses exceeding $109 million. The term for loss sharing on 1 to 4 family loans is ten years, while the term for loss sharing on all other loans is five years. The SCB acquisition was accounted for under the purchase method of accounting in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification, Topic 805, Business Combinations (“ASC 805”). United recorded a gain totaling $11.4 million in the second quarter of 2009 resulting from the acquisition, which is a component of fee revenue on the consolidated statement of income. The amount of the gain is equal to the amount by which the fair value of assets purchased exceeded the fair value of liabilities assumed. See Note 3 of the Notes to unaudited Consolidated Financial Statements for additional information regarding the acquisition.
The results of operations of SCB are included in the consolidated statement of income from the acquisition date of June 19, 2009.
GAAP Reconciliation and Explanation
This Form 10-Q contains non-GAAP financial measures determined by methods other than in accordance with GAAP. Such non-GAAP financial measures include, among others the following: operating revenue, operating expense, operating (loss) income from continuing operations, operating (loss) income, operating earnings (loss) from continuing operations per share, operating earnings (loss) per share, operating earnings (loss) from continuing operations per diluted share and operating earnings (loss) per diluted share. Management uses these non-GAAP financial measures because it believes they are useful for evaluating our operations and performance over periods of time, as well as in managing and evaluating our business and in discussions about our operations and performance. Management believes these non-GAAP financial measures provide users of our financial information with a meaningful measure for assessing our financial results and credit trends, as well as comparison to financial results for prior periods. These non-GAAP financial measures should not be considered as a substitute for operating results determined in accordance with GAAP and may not be comparable to other similarly titled financial measures used by other companies. A reconciliation of these operating performance measures to GAAP performance measures is included in on the table on page 26.
Discontinued Operations
Effective March 31, 2010, United sold its investment in Brintech. As a result, the operations of Brintech are being accounted for as a discontinued operation. All revenue, including the gain from the sale, expenses and income taxes relating to Brintech have been deconsolidated from the income statement and are presented on one line titled “(Loss) income from discontinued operations” for all periods presented. Because Brintech’s assets, liabilities and cash flows were not material to the consolidated balance sheet and statement of cash flows, no such adjustments have been made to those financial statements.
Transaction with Fletcher International
On April 1, 2010, the Bank entered into an asset purchase and sale agreement (the “Asset Purchase Agreement”) with Fletcher International Inc. and certain affiliates thereof (collectively, the “Purchasers”). Pursuant to the Asset Purchase Agreement, Fletcher International Inc. made a $10 million deposit (the “Deposit”) and the Bank subsequently sold to the Purchasers certain non-performing commercial and residential mortgage loans and other real estate owned (collectively, the “Purchased Assets”) with an aggregate purchase price equal to Bank’s carrying value of $103 million. The asset purchase and sale transaction closed on April 30, 2010 (the “Asset Sale”). In connection with the Asset Sale, the Bank loaned to the Purchasers 80% of the purchase price to acquire the Purchased Assets, with the remaining 20% paid in cash by such Purchasers. The Purchasers were required to have at least 17.5% of the carrying value of the Purchased Assets, up front in cash and securities, to pre-fund the estimated three years’ worth of interest, principal amortization and other carry costs related to such assets.

Also on April 1, 2010, United and Fletcher International, Ltd. (“Fletcher”) entered into a securities purchase agreement (the “Securities Purchase Agreement”) pursuant to which Fletcher agrees to purchase from United, and United agrees to issue and sell to Fletcher, 65,000 shares of United’s Series C convertible preferred stock, par value $1.00 per share (the “Convertible Preferred Stock”), at a purchase price of $1,000 per share, for an aggregate purchase price of $65 million. Fletcher is required to purchase the Convertible Preferred Stock by May 26, 2012, subject to limited extensions upon certain events specified in the Securities Purchase Agreement (the “Securities Sale”). The Convertible Preferred Stock will initially bear interest at a rate equal to the lesser of 12% per annum and LIBOR + 8% per annum. If at United’s annual shareholders meeting, Shareholder Approval (as defined below) is received, the interest rate on the Convertible Preferred Stock will be reduced to bear interest at a rate equal to the lesser of 8% and LIBOR + 4% per annum. If all conditions precedent to Fletcher’s obligations to purchase the Convertible Preferred Stock have been satisfied and Fletcher has not purchased all of the Convertible Preferred Stock by May 26, 2011, it must pay United 5% of the commitment amount not purchased by such date, and it must pay United an additional 5% of the commitment amount not purchased by May 26, 2012.
The Securities Purchase Agreement provides that United shall not affect any conversion or redemption of the Convertible Preferred Stock, and Fletcher shall not have the right to convert or redeem any portion of the Convertible Preferred Stock, into Common Stock to the extent such conversion or redemption would result in aggregate issuances to Fletcher of in excess of 9.75% of the number of shares of Common Stock that would be outstanding after giving effect to such conversion or redemption.
The Convertible Preferred Stock is redeemable by Fletcher at any time into common stock, par value $1.00 per share (“Common Stock”), or Junior Preferred Stock, at $5.25 per share of Common Stock or one-hundredth of a share of Junior Preferred Stock (equal to 12,380,952 shares of Common Stock). After May 26, 2015, United will have the option to convert all of the then outstanding Convertible Preferred Stock into Common Stock or Junior Preferred Stock if United’s stock price exceeds $12.04.
Concurrently with payment of the Deposit under the Asset Purchase Agreement by Fletcher International Inc., Fletcher received a warrant (the “Warrant”) to purchase non-voting Common Stock Equivalent Junior Preferred Stock, par value $1.00 per share, of United (“Junior Preferred Stock”). The warrant amount was initially equal $15 million at the time the Asset Purchase Agreement was entered into on April 1, 2010. On April 30, 2010, the warrant amount was increased to $30 million upon the completion of the Asset Sale. The warrant may be increased on a dollar for dollar basis by the aggregate dollar amount of the Convertible Preferred Stock purchased under the Securities Purchase Agreement in excess of $30 million. The warrant exercise price for the first $30 million of the warrant amount is $4.25 for each one-hundredth of a share of Junior Preferred Stock (equal to 7,058,824 shares of Common Stock). The warrant price for the warrant amount in excess of $30 million shall be $6.02 for each one-hundredth of a share of Junior Preferred Stock (equal to 5,813,953 shares of Common Stock). The Warrant may only be exercised via cashless exercise and is exercisable for nine years following its issuance, subject to limited extension upon certain events specified in the Warrant.
The descriptions of the Asset Purchase Agreement, Securities Purchase Agreement and Warrant above are summaries and are qualified in their entirety by reference to the full text of such agreements, which are incorporated by reference to Exhibits 1.1, 1.2 and 1.3, respectively, of United’s current report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2010.
Results of Operations
United reported a net operating loss from continuing operations of $34.5 million for the first quarter of 2010. This compared to a net operating loss from continuing operations of $32.1 million for the same period in 2009. The 2009 net operating loss from continuing operations excludes a non-cash charge of $70 million for goodwill impairment and non-recurring severance costs of $2.9 million. Including the goodwill impairment and severance charges, the net loss from continuing operations for the first quarter of 2009 was $104 million. For the first quarter 2010, diluted operating loss from continuing operations per share was $.39. This compared to diluted operating loss from continuing operations per share of $.72 for the first quarter of 2009. The diluted operating loss from continuing operations per share for the first quarter of 2009 excludes the goodwill impairment charge and severance costs, representing $1.45 and $.03 per share, respectively. Including the goodwill impairment and severance charges, the first quarter 2009 net loss from continuing operations per diluted share was $2.20. The net operating losses in 2010 and 2009 reflect higher provisions for loan losses related to the continuing effect of the economic recession and the weak residential construction and housing markets.

Table 1 — Financial Highlights
Selected Financial Information

						First
	2010	2009				Quarter
(in thousands, except per share	First	Fourth	Third	Second	First	2010-2009
data; taxable equivalent)	Quarter	Quarter	Quarter	Quarter	Quarter	Change
INCOME SUMMARY
Interest revenue	$89,849	$97,481	$101,181	$102,737	$103,562
Interest expense	28,570	33,552	38,177	41,855	46,150

Net interest revenue	61,279	63,929	63,004	60,882	57,412	7%
Provision for loan losses	75,000	90,000	95,000	60,000	65,000
Operating fee revenue (1)	11,666	14,447	13,389	11,305	11,823	(1)

Total operating revenue (1)	(2,055)	(11,624)	(18,607)	12,187	4,235	(149)
Operating expenses (2)	54,820	60,126	51,426	53,710	51,788	6

Operating loss from continuing operations before taxes	(56,875)	(71,750)	(70,033)	(41,523)	(47,553)	(20)
Operating income tax benefit	(22,417)	(31,687)	(26,252)	(18,394)	(15,421)

Net operating loss from continuing operations (1)(2)	(34,458)	(40,063)	(43,781)	(23,129)	(32,132)	(7)
Gain from acquisition, net of tax expense	—	—	—	7,062	—
Noncash goodwill impairment charges	—	—	(25,000)	—	(70,000)
Severance costs, net of tax benefit	—	—	—	—	(1,797)
(Loss) income from discontinued operations	(101)	228	63	66	156
Gain from sale of subsidiary	1,266	—	—	—	—

Net loss	(33,293)	(39,835)	(68,718)	(16,001)	(103,773)	68
Preferred dividends and discount accretion	2,572	2,567	2,562	2,559	2,554

Net loss available to common shareholders	$(35,865)	$(42,402)	$(71,280)	$(18,560)	$(106,327)

PERFORMANCE MEASURES
Per common share:
Diluted operating loss from continuing operations (1)(2)	$(.39)	$(.45)	$(.93)	$(.53)	$(.72)	46
Diluted loss from continuing operations	(.39)	(.45)	(1.43)	(.38)	(2.20)	82
Diluted loss	(.38)	(.45)	(1.43)	(.38)	(2.20)	83
Stock dividends declared (6)	—	—	1 for 130	1 for 130	1 for 130
Book value	7.95	8.36	8.85	13.87	14.70	(46)
Tangible book value (4)	5.62	6.02	6.50	8.85	9.65	(42)
Key performance ratios:
Return on equity (3)(5)	(20.10)%	(22.08)%	(45.52)%	(11.42)%	(58.28)%
Return on assets (5)	(1.70)	(1.91)	(3.32)	(.78)	(5.03)
Net interest margin (5)	3.49	3.40	3.39	3.28	3.08
Operating efficiency ratio from continuing operations (1)(2)	75.22	78.74	68.35	73.68	75.13
Equity to assets	11.90	11.94	10.27	10.71	11.56
Tangible equity to assets (4)	9.39	9.53	7.55	7.96	8.24
Tangible common equity to assets (4)	7.13	7.37	5.36	5.77	6.09
Tangible common equity to risk-weighted assets (4)	10.03	10.39	10.67	7.49	8.03
ASSET QUALITY *
Non-performing loans	$280,802	$264,092	$304,381	$287,848	$259,155
Foreclosed properties	136,275	120,770	110,610	104,754	75,383

Total non-performing assets (NPAs)	417,077	384,862	414,991	392,602	334,538
Allowance for loan losses	173,934	155,602	150,187	145,678	143,990
Net charge-offs	56,668	84,585	90,491	58,312	43,281
Allowance for loan losses to loans	3.48%	3.02%	2.80%	2.64%	2.56%
Net charge-offs to average loans (5)	4.51	6.37	6.57	4.18	3.09
NPAs to loans and foreclosed properties	8.13	7.30	7.58	6.99	5.86
NPAs to total assets	5.32	4.81	4.91	4.63	4.09
AVERAGE BALANCES
Loans	$5,172,847	$5,357,150	$5,565,498	$5,597,259	$5,675,054	(9)
Investment securities	1,517,696	1,528,805	1,615,499	1,771,482	1,712,654	(11)
Earning assets	7,084,891	7,486,790	7,400,539	7,442,178	7,530,230	(6)
Total assets	7,946,303	8,286,544	8,208,199	8,212,140	8,372,281	(5)
Deposits	6,570,016	6,835,052	6,689,948	6,544,537	6,780,531	(3)
Shareholders’ equity	945,426	989,279	843,130	879,210	967,505	(2)
Common shares — basic	94,390	94,219	49,771	48,794	48,324
Common shares — diluted	94,390	94,219	49,771	48,794	48,324
AT PERIOD END
Loans *	$4,992,045	$5,151,476	$5,362,689	$5,513,087	$5,632,705	(11)
Investment securities	1,526,589	1,530,047	1,532,514	1,816,787	1,719,033	(11)
Total assets	7,837,018	7,999,914	8,443,617	8,477,355	8,171,663	(4)
Deposits	6,487,588	6,627,834	6,821,306	6,848,760	6,616,488	(2)
Shareholders’ equity	925,895	962,321	1,006,638	855,272	888,853	4
Common shares outstanding	94,176	94,046	93,901	48,933	48,487

(1)	Excludes the gain from acquisition of $11.4 million, net of income tax expense of $4.3 million in the second quarter of 2009 and revenue generated by discontinued operations in all periods presented.

(2)
Excludes the goodwill impairment charges of $25 million and $70 million in the third and first quarters of 2009, respectively, severance costs of $2.9 million, net of income tax benefit of $1.1 million in the first quarter of 2009 and expenses relating to discontinued operations for all periods presented.

(3)	Net loss available to common shareholders, which is net of preferred stock dividends, divided by average realized common equity, which excludes accumulated other comprehensive income (loss).

(4)	Excludes effect of acquisition related intangibles and associated amortization.

(5)	Annualized.

(6)	Number of new shares issued for shares currently held.

*	Excludes loans and foreclosed properties covered by loss sharing agreements with the FDIC.

Table 1 Continued — Operating Earnings to GAAP Earnings Reconciliation
Selected Financial Information

	2010	2009
(in thousands, except per share	First	Fourth	Third	Second	First
data; taxable equivalent)	Quarter	Quarter	Quarter	Quarter	Quarter

Interest revenue reconciliation
Interest revenue — taxable equivalent	$89,849	$97,481	$101,181	$102,737	$103,562
Taxable equivalent adjustment	(493)	(601)	(580)	(463)	(488)

Interest revenue (GAAP)	$89,356	$96,880	$100,601	$102,274	$103,074

Net interest revenue reconciliation
Net interest revenue — taxable equivalent	$61,279	$63,929	$63,004	$60,882	$57,412
Taxable equivalent adjustment	(493)	(601)	(580)	(463)	(488)

Net interest revenue (GAAP)	$60,786	$63,328	$62,424	$60,419	$56,924

Fee revenue reconciliation
Operating fee revenue	$11,666	$14,447	$13,389	$11,305	$11,823
Gain from acquisition	—	—	—	11,390	—

Fee revenue (GAAP)	$11,666	$14,447	$13,389	$22,695	$11,823

Total revenue reconciliation
Total operating revenue	$(2,055)	$(11,624)	$(18,607)	$12,187	$4,235
Taxable equivalent adjustment	(493)	(601)	(580)	(463)	(488)
Gain from acquisition	—	—	—	11,390	—

Total revenue (GAAP)	$(2,548)	$(12,225)	$(19,187)	$23,114	$3,747

Expense reconciliation
Operating expense	$54,820	$60,126	$51,426	$53,710	$51,788
Noncash goodwill impairment charge	—	—	25,000	—	70,000
Severance costs	—	—	—	—	2,898

Operating expense (GAAP)	$54,820	$60,126	$76,426	$53,710	$124,686

Loss from continuing operations before taxes reconciliation
Operating loss from continuing operations before taxes	$(56,875)	$(71,750)	$(70,033)	$(41,523)	$(47,553)
Taxable equivalent adjustment	(493)	(601)	(580)	(463)	(488)
Gain from acquisition	—	—	—	11,390	—
Noncash goodwill impairment charge	—	—	(25,000)	—	(70,000)
Severance costs	—	—	—	—	(2,898)

Loss from continuing operations before taxes (GAAP)	$(57,368)	$(72,351)	$(95,613)	$(30,596)	$(120,939)

Income tax benefit reconciliation
Operating income tax benefit	$(22,417)	$(31,687)	$(26,252)	$(18,394)	$(15,421)
Taxable equivalent adjustment	(493)	(601)	(580)	(463)	(488)
Gain from acquisition, tax expense	—	—	—	4,328	—
Severance costs, tax benefit	—	—	—	—	(1,101)

Income tax benefit (GAAP)	$(22,910)	$(32,288)	$(26,832)	$(14,529)	$(17,010)

Diluted loss from continuing operations per common share reconciliation
Diluted operating loss from continuing operations per common share	$(.39)	$(.45)	$(.93)	$(.53)	$(.72)
Gain from acquisition	—	—	—	.15	—
Noncash goodwill impairment charge	—	—	(.50)	—	(1.45)
Severance costs	—	—	—	—	(.03)

Diluted loss from continuing operations per common share (GAAP)	$(.39)	$(.45)	$(1.43)	$(.38)	$(2.20)

Book value per common share reconciliation
Tangible book value per common share	$5.62	$6.02	$6.50	$8.85	$9.65
Effect of goodwill and other intangibles	2.33	2.34	2.35	5.02	5.05

Book value per common share (GAAP)	$7.95	$8.36	$8.85	$13.87	$14.70

Efficiency ratio from continuing operations reconciliation
Operating efficiency ratio from continuing operations	75.22%	78.74%	68.35%	73.68%	75.13%
Gain from acquisition	—	—	—	(9.96)	—
Noncash goodwill impairment charge	—	—	33.22	—	101.55
Severance costs	—	—	—	—	4.20

Efficiency ratio from continuing operations (GAAP)	75.22%	78.74%	101.57%	63.72%	180.88%

Average equity to assets reconciliation
Tangible common equity to assets	7.13%	7.37%	5.36%	5.77%	6.09%
Effect of preferred equity	2.26	2.16	2.19	2.19	2.15

Tangible equity to assets	9.39	9.53	7.55	7.96	8.24
Effect of goodwill and other intangibles	2.51	2.41	2.72	2.75	3.32

Equity to assets (GAAP)	11.90%	11.94%	10.27%	10.71%	11.56%

Actual tangible common equity to risk-weighted assets reconciliation
Tangible common equity to risk-weighted assets	10.03%	10.39%	10.67%	7.49%	8.03%
Effect of other comprehensive income	(.85)	(.87)	(.90)	(.72)	(1.00)
Effect of deferred tax limitation	(1.75)	(1.27)	(.58)	(.22)	—
Effect of trust preferred	1.00	.97	.92	.90	.89
Effect of preferred equity	3.29	3.19	3.04	2.99	2.96

Tier I capital ratio (Regulatory)	11.72%	12.41%	13.15%	10.44%	10.88%

Table 2 — Income Statement Trend — Continuing Operations Basis
Consolidated Statement of Income (Unaudited)

	Revised for Discontinued Operations
(in thousands, except per share data)	1Q10	4Q09	3Q09	2Q09	1Q09
Interest revenue:
Loans, including fees	$72,215	$78,064	$80,874	$81,691	$81,880
Investment securities, including tax exempt	16,203	17,313	18,820	20,485	20,752
Federal funds sold, commercial paper and deposits in banks	938	1,503	907	98	442

Total interest revenue	89,356	96,880	100,601	102,274	103,074

Interest expense:
Deposits:
NOW	1,854	2,315	2,528	2,843	3,337
Money market	1,757	2,328	2,711	2,269	2,237
Savings	84	105	130	121	127
Time	20,198	24,026	28,183	32,064	36,053

Total deposit interest expense	23,893	28,774	33,552	37,297	41,754
Federal funds purchased, repurchase agreements and other short-term borrowings	1,038	1,081	613	595	553
Federal Home Loan Bank advances	977	1,045	1,300	1,203	1,074
Long-term debt	2,662	2,652	2,712	2,760	2,769

Total interest expense	28,570	33,552	38,177	41,855	46,150

Net interest revenue	60,786	63,328	62,424	60,419	56,924
Provision for loan losses	75,000	90,000	95,000	60,000	65,000

Net interest revenue after provision for loan losses	(14,214)	(26,672)	(32,576)	419	(8,076)

Fee revenue:
Service charges and fees	7,447	8,257	8,138	7,557	7,034
Mortgage loan and other related fees	1,479	1,651	1,832	2,825	2,651
Brokerage fees	567	443	456	497	689
Securities gains (losses), net	61	2,015	1,149	(711)	303
Gain from acquisition	—	—	—	11,390	—
Other	2,112	2,081	1,814	1,137	1,146

Total fee revenue	11,666	14,447	13,389	22,695	11,823

Total revenue	(2,548)	(12,225)	(19,187)	23,114	3,747

Operating expenses:
Salaries and employee benefits	24,360	24,061	23,889	26,305	27,313
Communications and equipment	3,273	3,819	3,640	3,571	3,646
Occupancy	3,814	4,003	4,063	3,818	3,769
Advertising and public relations	1,043	958	823	1,125	1,044
Postage, printing and supplies	1,225	1,307	1,270	1,288	1,175
Professional fees	1,943	2,646	2,358	3,195	3,281
Foreclosed preoperty	10,813	14,391	7,918	5,737	4,319
FDIC assessments and other regulatory charges	3,626	3,711	2,801	6,810	2,682
Amortization of intangibles	802	813	813	739	739
Other	3,921	4,417	3,851	1,122	3,820
Goodwill impairment	—	—	25,000	—	70,000
Severance costs	—	—	—	—	2,898

Total operating expenses	54,820	60,126	76,426	53,710	124,686

Loss from continuing operations before income taxes	(57,368)	(72,351)	(95,613)	(30,596)	(120,939)
Income tax benefit	(22,910)	(32,288)	(26,832)	(14,529)	(17,010)

Net loss from continuing operations	(34,458)	(40,063)	(68,781)	(16,067)	(103,929)
(Loss) income from discontinued operations, net of income taxes	(101)	228	63	66	156
Gain from sale of subsidiary, net of income taxes and selling costs	1,266	—	—	—	—

Net loss	(33,293)	(39,835)	(68,718)	(16,001)	(103,773)
Preferred stock dividends and discount accretion	2,572	2,567	2,562	2,559	2,554

Net loss available to common shareholders	$(35,865)	$(42,402)	$(71,280)	$(18,560)	$(106,327)

Loss from continuing operations per common share — Basic / Diluted	$(.39)	$(.45)	$(1.43)	$(.38)	$(2.20)
Loss per common share — Basic / Diluted	(.38)	(.45)	(1.43)	(.38)	(2.20)
Weighted average common shares outstanding — Basic / Diluted	94,390	94,219	49,771	48,794	48,324

Net Interest Revenue (Taxable Equivalent)
Net interest revenue (the difference between the interest earned on assets and the interest paid on deposits and borrowed funds) is the single largest component of United’s revenue. United actively manages this revenue source to provide an optimal level of revenue while balancing interest rate, credit and liquidity risks. Net interest revenue for the three months ended March 31, 2010 was $61.3 million, up $3.9 million, or 7%, from the first quarter of 2009. The increase in net interest revenue for the first quarter of 2010 compared to the first quarter of 2009 was due to improvement in the net interest margin, resulting from management’s focus on improving earnings performance. The margin had been on a downward trend leading up to the first quarter of 2009 as a result of many factors including the decrease in the prime rate, intensely competitive deposit pricing, efforts to build liquidity and a higher level of non-performing assets. United intensified its focus on loan pricing to ensure that it was being adequately compensated for the credit risk it was taking. Much of the improvement in loan pricing was due to United’s ability to negotiate floors (minimum interest rates) into its floating rate loans. This loan spread improvement, combined with the effect of eased competition on deposit pricing, led to a steady improving trend in the net interest margin from the fourth quarter of 2008 to the first quarter of 2010. The improved net interest margin more than offset the reduction in net interest revenue caused by the $445 million decrease in average interest-earning assets.
Average loans decreased $502 million, or 9%, from the first quarter of last year. The decrease in the loan portfolio was a result of the slowdown in the housing market, particularly in the Atlanta, Georgia MSA where period-end loans decreased $256 million from March 31, 2009. Weak lending conditions have migrated to United’s other markets resulting in a $200 million decrease in loans in north Georgia from the March 31, 2009. The decrease was also due to loan charge-offs, foreclosure activity and management’s efforts to rebalance the loan portfolio by reducing the concentration of residential construction loans. Period-end loans in United’s other markets of western North Carolina, the Gainesville, Georgia MSA, coastal Georgia and east Tennessee decreased $52 million, $49 million, $72 million and $11 million, respectively, also a result of weak lending conditions.
Average interest-earning assets for the first quarter of 2010 decreased $445 million, or 6%, from the same period in 2009. Decreases of $502 million in loans and $195 million in the investment securities portfolio were partially offset by a $252 million increase in federal funds sold and other interest-earning assets. Loan demand has been weak due to the poor economy and management’s efforts to reduce United’s exposure to residential construction loans. The increase in federal funds sold and other interest-earning assets is due to purchases of short-term commercial paper and bank certificates of deposit in an effort to temporarily invest excess liquidity. Average interest-bearing liabilities decreased $419 million from the first quarter of 2009 due to the rolling off of high-cost deposits as funding needs decreased. The average yield on interest-earning assets for the three months ended March 31, 2010 was 5.13%, down from 5.56% for the same period of 2009, reflecting the effect of lower short-term interest rates on United’s prime-based loans as well as increased levels of non-performing loans.
The average cost of interest-bearing liabilities for the first quarter of 2010 was 1.86% compared to 2.82% for the same period of 2009, reflecting the effect of falling rates on United’s floating rate liabilities and United’s ability to reduce deposit pricing. Also contributing to the lower overall rate on interest-bearing liabilities was a shift in the mix of deposits away from more expensive time deposits toward lower-rate transaction deposits. United’s shrinking balance sheet also required less use of more expensive wholesale borrowings.
The banking industry uses two ratios to measure relative profitability of net interest revenue. The net interest spread measures the difference between the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities. The interest rate spread eliminates the effect of non-interest-bearing deposits and gives a direct perspective on the effect of market interest rate movements. The net interest margin is an indication of the profitability of a company’s investments, and is defined as net interest revenue as a percent of average total interest-earning assets which includes the positive effect of funding a portion of interest earning assets with customers’ non-interest-bearing deposits and with stockholders’ equity.
For the three months ended March 31, 2010 and 2009, the net interest spread was 3.27% and 2.74%, respectively, while the net interest margin was 3.49% and 3.08%, respectively. The improved net interest margin for the quarter reflects management’s focus on improving earnings performance. The margin had been on a downward trend leading up to the first quarter of 2009 as a result of a rise in non-performing assets and higher than normal deposit pricing resulting from competition for deposits. The intense competition occurred due to liquidity pressures affecting the banking industry as a whole in the second half of 2008. Although deposit pricing competition began to ease late in the fourth quarter of 2008, its effects continued to be felt in the first quarter of 2009. At the same time, United intensified its focus on loan pricing to ensure that it was being adequately compensated for the credit risk it was taking. The combined effect of easing deposit pricing and widening credit spreads in United’s loan portfolio led to the 41 basis point increase in the net interest margin from the first quarter of 2009 to the first quarter of 2010.

The following table shows the relationship between interest revenue and expense, and the average amounts of interest-earning assets and interest-bearing liabilities for the three months ended March 31, 2010 and 2009.
Table 3 — Average Consolidated Balance Sheets and Net Interest Analysis
For the Three Months Ended March 31,

	2010			2009
	Average		Avg.	Average		Avg.
(dollars in thousands, taxable equivalent)	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (1)(2)	$5,172,847	$72,219	5.66%	$5,675,054	$81,749	5.84%
Taxable securities (3)	1,487,646	15,892	4.27	1,682,603	20,433	4.86
Tax-exempt securities (1)(3)	30,050	509	6.78	30,051	522	6.95
Federal funds sold and other interest-earning assets	394,348	1,229	1.25	142,522	858	2.41

Total interest-earning assets	7,084,891	89,849	5.13	7,530,230	103,562	5.56

Non-interest-earning assets:
Allowance for loan losses	(187,288)			(128,798)
Cash and due from banks	104,545			104,411
Premises and equipment	181,927			179,495
Other assets (3)	762,228			686,943

Total assets	$7,946,303			$8,372,281

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW	$1,361,696	$1,854	.55	$1,358,149	$3,337	1.00
Money market	723,470	1,757	.98	477,325	2,237	1.90
Savings	180,448	84	.19	172,708	127	.30
Time less than $100,000	1,692,652	8,891	2.13	1,942,897	17,217	3.59
Time greater than $100,000	1,155,776	6,770	2.38	1,393,188	12,825	3.73
Brokered	736,999	4,537	2.50	786,171	6,011	3.10

Total interest-bearing deposits	5,851,041	23,893	1.66	6,130,438	41,754	2.76

Federal funds purchased and other borrowings	102,058	1,038	4.12	150,517	553	1.49
Federal Home Loan Bank advances	114,388	977	3.46	204,941	1,074	2.13
Long-term debt	150,078	2,662	7.19	150,997	2,769	7.44

Total borrowed funds	366,524	4,677	5.18	506,455	4,396	3.52

Total interest-bearing liabilities	6,217,565	28,570	1.86	6,636,893	46,150	2.82

Non-interest-bearing liabilities:
Non-interest-bearing deposits	718,975			650,093
Other liabilities	64,337			117,790

Total liabilities	7,000,877			7,404,776
Shareholders’ equity	945,426			967,505

Total liabilities and shareholders’ equity	$7,946,303			$8,372,281

Net interest revenue		$61,279			$57,412

Net interest-rate spread			3.27%			2.74%

Net interest margin (4)			3.49%			3.08%

(1)
Interest revenue on tax-exempt securities and loans has been increased to reflect comparable interest on taxable securities and loans. The rate used was 39%, reflecting the statutory federal income tax rate and the federal tax adjusted state income tax rate.

(2)	Included in the average balance of loans outstanding are loans where the accrual of interest has been discontinued.

(3)
Securities available for sale are shown at amortized cost. Pretax unrealized gains of $43.2 million and $10.6 million in 2010 and 2009, respectively, are included in other assets for purposes of this presentation.

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
Table 4 — Change in Interest Revenue and Expense on a Taxable Equivalent Basis
(in thousands)

	Three Months Ended March 31, 2010
	Compared to 2009
	Increase (decrease)
	Due to Changes in
	Volume	Rate	Total
Interest-earning assets:
Loans	$(7,069)	$(2,461)	$(9,530)
Taxable securities	(2,228)	(2,313)	(4,541)
Tax-exempt securities	—	(13)	(13)
Federal funds sold and other interest-earning assets	942	(571)	371

Total interest-earning assets	(8,355)	(5,358)	(13,713)

Interest-bearing liabilities:
NOW accounts	9	(1,492)	(1,483)
Money market accounts	867	(1,347)	(480)
Savings deposits	6	(49)	(43)
Time deposits less than $100,000	(2,001)	(6,325)	(8,326)
Time deposits greater than $100,000	(1,932)	(4,123)	(6,055)
Brokered deposits	(358)	(1,116)	(1,474)

Total interest-bearing deposits	(3,409)	(14,452)	(17,861)

Federal funds purchased & other borrowings	(227)	712	485
Federal Home Loan Bank advances	(598)	501	(97)
Long-term debt	(17)	(90)	(107)

Total borrowed funds	(842)	1,123	281

Total interest-bearing liabilities	(4,251)	(13,329)	(17,580)

Increase in net interest revenue	$(4,104)	$7,971	$3,867

Provision for Loan Losses
The provision for loan losses is based on management’s evaluation of losses inherent in the loan portfolio and corresponding analysis of the allowance for loan losses at quarter-end. The provision for loan losses was $75 million for the first quarter of 2010, compared to $65 million for the same period in 2009. The amount of provision recorded in the first quarter of 2010 was the amount required such that the total allowance for loan losses reflected, in the estimation of management, the amount of inherent losses in the loan portfolio. The increases in the provision and the allowance for loan losses compared to a year ago were due to an increase in substandard loans, deterioration in the collateral values leading to an expectation of higher charge-offs upon default, further weakening of the residential construction and housing markets, and the recessionary economic environment. The ratio of net loan charge-offs to average outstanding loans for the three months ended March 31, 2010 was 4.51% compared to 3.09% for the first quarter of 2009.
As the residential construction and housing markets have struggled, most notably in the Atlanta, Georgia MSA, it has been difficult for many builders and developers to obtain cash flow from selling lots and houses needed to service debt. This deterioration of the residential construction and housing market was the primary factor that resulted in higher credit losses and an increase in non-performing assets. Although a majority of the losses have been within the residential construction and development portion of the portfolio in the Atlanta, Georgia MSA, credit quality deterioration has migrated to other markets and loan categories. Additional discussion on credit quality and the allowance for loan losses is included in the Asset Quality and Risk Elements section of this report on page 34.

Fee Revenue
Fee revenue for the three months ended March 31, 2010 was $11.7 million, a decrease of $157,000, or 1%, from the same period of 2009.
The following table presents the components of fee revenue for the first quarters of 2010 and 2009. The table is presented to reflect Brintech as a discontinued operation and therefore consulting fees previously recognized by Brintech and reflected in fee revenue as well as the gain resulting from the sale are not included in the table.
Table 5 — Fee Revenue
(dollars in thousands)

	Three Months Ended
	March 31,
	2010	2009	Change

Service charges and fees	$7,447	$7,034	6%
Mortgage loan and related fees	1,479	2,651	(44)
Brokerage fees	567	689	(18)
Securities gains, net	61	303
Other	2,112	1,146	84

Total fee revenue	$11,666	$11,823	(1)

Service charges and fees of $7.4 million were up $413,000, or 6%, from the first quarter of 2009. The increase was primarily related to an increase in ATM and debit card usage fees.
Mortgage loans and related fees of $1.5 million for the three months ended March 31, 2010, were down $1.2 million, or 44%, from the same period in 2009. In 2009, refinancing activity reached record levels due to historically low interest rates. In the first quarter of 2010, United closed 412 loans totaling $65 million compared to 996 loans totaling $174 million in the first quarter of 2009. Substantially all originated residential mortgages were sold into the secondary market including the right to service these loans.
For the first quarter of 2010, brokerage fees were $567,000, a decrease of $122,000, or 18%, from the first quarter of 2009. The decrease in brokerage fees was due to continued weak market conditions.
United incurred net securities gains of $61,000 and $303,000 for the three months ended March 31, 2010 and 2009, respectively. The net gains for the first quarter of 2010 included $950,000 in impairment charges on trust preferred securities investments in a bank whose financial condition had deteriorated.
Other fee revenue of $2.1 million increased $966,000, or 84%, from the first quarter of 2009. The increase was due to hedge ineffectiveness on terminated cash flow hedging positions that resulted in the accelerated recognition of approximately $522,000 in deferred gains in the first quarter of 2010 and higher earnings of $100,000 and $320,000, respectively, on deferred compensation plan assets and Bank Owned Life Insurance (“BOLI”) assets. In the second half of 2008 and through the first quarter of 2009, United’s BOLI assets were held in money market funds that yielded nominal earnings on the cash surrender value due to a dispute with the carrier that was settled early in the second quarter of 2009.
Operating Expenses
Operating expenses before non-recurring items for the three months ended March 31, 2010, totaled $54.8 million, up $3.0 million, or 6%, from the first quarter of 2009, primarily due to higher foreclosed property expenses. Non-recurring charges for the first quarter of 2009 included $70 million for goodwill impairment and $2.9 million in severance costs. Including those non-recurring charges, operating expenses for the first quarter of 2009 were $125 million.
Salaries and employee benefits expense for the first quarter of 2010 totaled $24.4 million, down $3.0 million, or 11%, from the same period of 2009. The decrease is directly related to the reduction in force at the end of the first quarter of 2009. Headcount, excluding Brintech employees totaled 1,814 at March 31, 2009, down from 1,956 at December 31, 2008 reflecting the reduction in force initiated at the end of the first quarter. This reduction in workforce was partially offset by the addition of 39 employees resulting from the second quarter 2009 acquisition of SCB.
Communications and equipment expense of $3.3 million for the first quarter of 2010 was down $373,000, or 10%, from the first quarter of 2009 mostly due to a reduction in depreciation and maintenance charges.

The following table presents the components of operating expenses for the three months ended March 31, 2010 and 2009. The table is presented to reflect Brintech as a discontinued operation, and accordingly, operating expenses associated with Brintech have been excluded from the table below for all periods presented.
Table 6 — Operating Expenses
(dollars in thousands)

	Three Months Ended
	March 31,
	2010	2009	Change

Salaries and employee benefits	$24,360	$27,313	(11)%
Communications and equipment	3,273	3,646	(10)
Occupancy	3,814	3,769	1
Advertising and public relations	1,043	1,044	—
Postage, printing and supplies	1,225	1,175	4
Professional fees	1,943	3,281	(41)
Foreclosed property	10,813	4,319	150
FDIC assessments and other regulatory charges	3,626	2,682	35
Amortization of intangibles	802	739	9
Other	3,921	3,820	3

Operating expenses, excluding non-recurring items	54,820	51,788	6
Goodwill impairment	—	70,000
Severance costs	—	2,898

Total operating expenses	$54,820	$124,686	(56)

Professional fees for the first quarter of 2010 of $1.9 million were down $1.3 million, or 41%, from the same period in 2009. During the first quarter of 2009, United was engaged in a project to improve operational efficiency and reduce operating expenses. Consulting services related to that project were performed by Brintech, a wholly-owned subsidiary at the time. Since the table above is presented with Brintech as a discontinued operation, the fees charged by Brintech for those services are no longer eliminated in the Consolidated Statement of Income and are therefore reflected in the balance of professional fees for the first quarter of 2009. The consulting fees relating to the efficiency project in the first quarter of 2009 account for approximately $1 million of the decrease in professional fees. The remainder of the decrease is due to lower legal fees.
Foreclosed property expense of $10.8 million for the first quarter of 2010 was up $6.5 million from the first quarter of 2009. Foreclosed property expenses have remained elevated throughout the weak economic cycle. This expense category includes legal fees, property taxes, marketing costs, utility services, maintenance and repair charges as well as realized losses and write downs associated with foreclosed properties. Realized losses and write-downs were $8.1 million for the three months ended March 31, 2010, compared to $1.8 million for the same period of 2009.
FDIC assessments and other regulatory charges totaled $3.6 million for the first three months of 2010, an increase of $944,000 million, or 35%, from the first quarter of 2009, reflecting an increase in FDIC insurance premiums.
Income Taxes
Income tax benefit for the first quarter 2010 was $22.9 million, compared to an income tax benefit of $17.0 million for the first quarter of 2009, representing an effective tax rate of 39.9% and 14.1%, respectively. The effective tax rates were different from the statutory tax rates primarily due to interest revenue on certain investment securities and loans that are exempt from income taxes, tax exempt fee revenue, tax credits received on affordable housing investments, goodwill impairment charges and the change in valuation allowance on deferred tax assets as discussed below.
The effective tax rate for the first quarter of 2009 reflects the tax treatment of the $70 million goodwill impairment charges. Since the majority of United’s goodwill originated from acquisitions that were treated as tax-free exchanges, no goodwill was recognized for tax reporting purposes and therefore no tax deduction is allowed for the impairment charge. Likewise, no tax benefit is recognized in the financial statements relating to the goodwill impairment charges. The first quarter of 2009 effective tax rate also reflects a valuation allowance established for deferred tax assets. In the first quarter of 2009, management determined that it was more likely than not that approximately $2.3 million, net of Federal benefit, in prior year state low income housing tax credits would expire unused due to their very short three year carry forward period. Absent the goodwill impairment charges and the valuation allowance on deferred tax assets, United’s effective tax rate for the first quarter of 2009 would have been approximately 38%. There were no unusual tax items in the first quarter of 2010 and the effective tax rate of 40% is the expected effective tax rate for the remainder of the year.

At March 31, 2010, United had net deferred tax assets of $94.5 million, including a valuation allowance of $3.9 million related to state tax credits that are expected to expire unused. Accounting Standards Codification Topic 740, Income Taxes, requires that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. United’s management considers both positive and negative evidence and analyzes changes in near-term market conditions as well as other factors which may impact future operating results. In making such judgments, significant weight is given to evidence that can be objectively verified. At March 31, 2010, United’s management believes that it is more likely than not that, with the exception of those state tax credits that are expected to expire unused due to relatively short carryforward periods of three to five years, it will be able to realize its deferred tax benefits through its ability to carry losses forward to future profitable years. Despite recent losses and the challenging economic environment, United has a history of strong earnings, is well-capitalized, and has cautiously optimistic expectations regarding future taxable income. The deferred tax assets are analyzed quarterly for changes affecting realizability, and there can be no guarantee that a valuation allowance will not be necessary in future periods.
Additional information regarding income taxes can be found in Note 14 to the consolidated financial statements filed with United’s 2009 Form 10-K.
Balance Sheet Review
Total assets at March 31, 2010 and 2009 were $7.84 billion and $8.17 billion, respectively. Average total assets for the first quarter of 2010 were $7.95 billion, down $426 million, or 5%, from $8.37 billion in the first quarter of 2009.
Loans
The following table presents a summary of the loan portfolio.
Table 7 — Loans Outstanding (excludes loans covered by loss share agreement)
(dollars in thousands)

	March 31,	December 31,	March 31,
	2010	2009	2009
By Loan Type
Commercial (secured by real estate)	$1,765,204	$1,779,398	$1,778,691
Commercial construction	357,188	362,566	376,682
Commercial (commercial and industrial)	380,331	390,520	387,344

Total commercial	2,502,723	2,532,484	2,542,717
Residential construction	960,372	1,050,065	1,430,319
Residential mortgage	1,390,270	1,427,198	1,503,893
Installment	138,680	141,729	155,776

Total loans	$4,992,045	$5,151,476	$5,632,705

As a percentage of total loans:
Commercial (secured by real estate)	35%	34%	32%
Commercial construction	7	7	6
Commercial (commercial and industrial)	8	8	7

Total commercial	50	49	45
Residential construction	19	20	25
Residential mortgage	28	28	27
Installment	3	3	3

Total	100%	100%	100%

By Geographic Location
Atlanta MSA	$1,404,247	$1,435,223	$1,660,177
Gainesville MSA	372,064	389,766	421,420
North Georgia	1,813,774	1,883,880	2,013,458
Western North Carolina	755,674	771,709	808,127
Coastal Georgia	388,245	405,689	460,122
East Tennessee	258,041	265,209	269,401

Total loans	$4,992,045	$5,151,476	$5,632,705

Substantially all of United’s loans are to customers located in the immediate market areas of its community banks in Georgia, North Carolina, and Tennessee. At March 31, 2010, total loans, excluding loans acquired from SCB that are covered by loss sharing agreements with the FDIC, were $4.99 billion, a decrease of $641 million, or 11%, from March 31, 2009. The rate of loan growth began to decline in the first quarter of 2007 and the balances have continued to decline through 2008, 2009 and into 2010. The decrease in the loan portfolio began with deterioration in the residential construction and housing markets. This deterioration resulted in part in an oversupply of lot inventory, houses and land within United’s markets, which further slowed construction activities and acquisition and development projects. To date, the decline in the housing market has been most severe in the Atlanta, Georgia MSA although there has been migration of deterioration into United’s other markets. The resulting recession that began in the housing market led to high rates of unemployment that resulted in stress in other segments of United’s loan portfolio.
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
Table 8 — Performing Substandard Loans
(dollars in thousands)

	March 31,	December 31,	September 30,	June 30,	March 31,
	2010	2009	2009	2009	2009

Commercial (sec. by RE)	$151,573	$123,738	$93,454	$69,657	$65,211
Commercial construction	75,304	51,696	50,888	36,316	31,733
Commercial & industrial	35,474	33,976	34,491	11,814	14,931

Total commercial	262,351	209,410	178,833	117,787	111,875
Residential construction	153,799	196,909	207,711	148,094	138,353
Residential mortgage	80,812	79,579	83,504	71,959	62,374
Installment	3,922	3,554	3,199	3,466	3,222

Total	$500,884	$489,452	$473,247	$341,306	$315,824

At March 31, 2010, performing substandard loans totaled $501 million and increased $11.4 million from the prior quarter-end, and $185 million from a year ago. Residential construction loans, particularly in Atlanta, have represented the largest proportion of both performing substandard and nonperforming loans. However, the balance of performing substandard residential construction loans has been declining since the third quarter of 2009 as problems in that portfolio segment are being resolved. The increase in substandard residential mortgages is primarily related to rising unemployment rates. The increase in substandard commercial loans reflects the recessionary economic environment.
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

The following table presents a summary of the changes in the allowance for loan losses for the three months ended March 31, 2010 and 2009.
Table 9 — Allowance for Loan Losses
(in thousands)

	Three Months Ended
	March 31,
	2010	2009
Balance beginning of period	$155,602	$122,271
Provision for loan losses	75,000	65,000
Charge-offs:
Commercial (secured by real estate)	2,936	865
Commercial construction	2,211	54
Commercial (commercial and industrial)	4,554	1,208
Residential construction	44,190	37,967
Residential mortgage	4,640	3,111
Installment	1,129	926

Total loans charged-off	59,660	44,131

Recoveries:
Commercial (secured by real estate)	972	39
Commercial construction	5	—
Commercial (commercial and industrial)	444	335
Residential construction	1,090	205
Residential mortgage	89	127
Installment	392	144

Total recoveries	2,992	850

Net charge-offs	56,668	43,281

Balance end of period	$173,934	$143,990

Total loans: *
At period-end	$4,992,045	$5,632,705
Average	5,091,474	5,675,054

Allowance as a percentage of period-end loans	3.48%	2.56%

As a percentage of average loans:
Net charge-offs	4.51	3.09
Provision for loan losses	5.97	4.65

Allowance as a percentage of non-performing loans **	62	56

*	Excludes loans covered by loss sharing agreements with the FDIC.

**
Excluding impaired loans with no allocated reserve, the coverage ratio was 142% and 117% at March 31, 2010 and 2009, respectively. Excluding loans with no allocated reserve and those loans subsequently sold to affiliates of Fletcher International, Inc. under the asset sale agreement announced April 1, 2010, the pro forma coverage ratio was 196% at March 31, 2010.

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
Management believes that the allowance for loan losses at March 31, 2010 reflects the losses inherent in the loan portfolio. This assessment involves uncertainty and judgment; therefore, the adequacy of the allowance for loan losses cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require adjustments to the provision for loan losses in future periods if, in their opinion, the results of their review warrant such additions. See the “Critical Accounting Policies” section in United’s Annual Report on Form 10-K for additional information on the allowance for loan losses.

Non-performing Assets
The table below summarizes non-performing assets, excluding assets covered by the loss-sharing agreement with the FDIC. These assets have been excluded from non-performing assets as the loss-sharing agreement with the FDIC and purchase price adjustments to reflect credit losses effectively eliminate the likelihood of recognizing any losses on the covered assets.
Table 10 — Non-Performing Assets
(dollars in thousands)

	March 31,	December 31,	March 31,
	2010	2009	2009
Non-accrual loans	$280,802	$264,092	$259,155
Loans past due 90 days or more and still accruing	—	—	—

Total non-performing loans	280,802	264,092	259,155
Foreclosed properties (OREO)	136,275	120,770	75,383

Total non-performing assets	$417,077	$384,862	$334,538

Non-performing loans as a percentage of total loans	5.62%	5.13%	4.60%
Non-performing assets as a percentage of total loans and OREO	8.13	7.30	5.86
Non-performing assets as a percentage of total assets	5.32	4.81	4.09
Excluded from the table above at March 31, 2010 and December 31, 2009 were $70.7 million and $60.4 million in loans with terms that have been modified in a troubled debt restructuring (“TDR”). At March 31, 2010, $6.1 million of the TDRs were not performing in accordance with their modified terms and were included in non-accrual loans. The remaining TDRs with an aggregate balance of $64.6 million at March 31, 2010 were performing according to their modified terms and are therefore not considered non-performing assets. At December 31, 2009, $7.0 million of the TDRs were not performing in accordance with their modified terms and were included in non-accrual loans. The remaining TDRs of $53.4 million at December 31, 2009 were performing in accordance with their modified terms and are therefore not considered to be non-performing assets. There were no TDRs reported as of March 31, 2009.
At March 31, 2010, non-performing loans, which include non-accrual loans and accruing loans past due over 90 days, totaled $281 million, compared to $264 million at December 31, 2009 and $259 million at March 31, 2009. The ratio of non-performing loans to total loans increased substantially from December 31, 2009 and March 31, 2009 reflecting continued deterioration in United’s residential construction and development portfolio primarily in the Atlanta, Georgia MSA and deterioration in other loan types and markets. Non-performing assets, which include non-performing loans and foreclosed real estate, totaled $417 million at March 31, 2010, compared to $385 million at December 31, 2009 and $335 million at March 31, 2009. United’s position throughout the recession has been to actively and aggressively work to dispose of problem assets quickly.
The following table summarizes non-performing assets by category and market. As with Tables 7, 8 and 10, assets covered by the loss-sharing agreement with the FDIC, related to the acquisition of SCB, are excluded from this table.
Table 11 — Nonperforming Assets by Quarter
(in thousands)

	March 31, 2010(1)			December 31, 2009(1)			March 31, 2009
	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total
	Loans	Properties	NPAs	Loans	Properties	NPAs	Loans	Properties	NPAs
BY CATEGORY
Commercial (sec. by RE)	$45,918	$21,597	$67,515	$37,040	$15,842	$52,882	$18,188	$3,811	$21,999
Commercial construction	23,556	14,285	37,841	19,976	9,761	29,737	6,449	2,948	9,397
Commercial & industrial	3,610	—	3,610	3,946	—	3,946	12,066	—	12,066

Total commercial	73,084	35,882	108,966	60,962	25,603	86,565	36,703	6,759	43,462
Residential construction	147,326	74,220	221,546	142,332	76,519	218,851	187,656	58,327	245,983
Residential mortgage	57,920	26,173	84,093	58,767	18,648	77,415	33,148	10,297	43,445
Consumer / installment	2,472	—	2,472	2,031	—	2,031	1,648	—	1,648

Total NPAs	$280,802	$136,275	$417,077	$264,092	$120,770	$384,862	$259,155	$75,383	$334,538

BY MARKET
Atlanta MSA	$81,914	$36,951	$118,865	$106,536	$41,125	$147,661	$131,020	$48,574	$179,594
Gainesville MSA	17,058	3,192	20,250	5,074	2,614	7,688	17,448	694	18,142
North Georgia	109,280	63,128	172,408	87,598	53,072	140,670	66,875	20,811	87,686
Western North Carolina	31,353	8,588	39,941	29,610	5,096	34,706	21,240	3,067	24,307
Coastal Georgia	33,438	21,871	55,309	26,871	17,150	44,021	15,699	1,286	16,985
East Tennessee	7,759	2,545	10,304	8,403	1,713	10,116	6,873	951	7,824

Total NPAs	$280,802	$136,275	$417,077	$264,092	$120,770	$384,862	$259,155	$75,383	$334,538

(1)	Excludes non-performing loans and foreclosed properties covered by the loss-sharing agreement with the FDIC, related to the acquisition of SCB.

Non-performing assets in the residential construction category were $222 million at March 31, 2010, compared to $246 million at March 31, 2009, a decrease of $24 million, or 10%. While residential construction non-performing assets have begun to decrease, other categories of non-performing assets have experienced significant increases, with commercial non-performing assets of $109 million at March 31, 2010, up $66 million over the prior year, and residential non-performing assets of $84 million, up $41 million from March 31, 2009. As described previously, the majority of the non-performing assets had been concentrated in the Atlanta, Georgia MSA, however, Atlanta non-performing assets have been declining, down $61 million from March 31, 2009. At the same time, credit problems have migrated beyond Atlanta and are having a greater impact on United’s other markets. United’s north Georgia and coastal Georgia markets have seen significant increases. Non-performing assets in the north Georgia market at March 31, 2010 were $172 million, compared to $87.7 million at the end of the first quarter of 2009. United’s coastal Georgia market’s non-performing assets were up $38 million from March 31, 2009.
At March 31, 2010, December 31, 2009 and March 31, 2009 there were $215 million, $198 million and $201 million, respectively, of loans classified as impaired. Included in impaired loans at March 31, 2010, December 31, 2009 and March 31, 2009, were $159 million, $182 million, and $136 million, respectively, that did not require specific reserves or had previously been charged down to net realizable value. The remaining balance of impaired loans at March 31, 2010, December 31, 2009, and March 31, 2009, of $56.5 million, $16.1 million and $64.7 million, respectively, had specific reserves that totaled $6.8 million, $3.0 million, and $22.6 million, respectively. The average recorded investment in impaired loans for the quarters ended March 31, 2010 and 2009 totaled $211 million and $206 million, respectively. There was no interest revenue recognized on loans while they were impaired for the first three months of 2010 or 2009.
The table below summarizes activity in non-performing assets by quarter. Assets covered by the loss sharing agreement with the FDIC, related to the acquisition of SCB, are not included in this table.
Table 12 — Activity in Nonperforming Assets by Quarter
(in thousands)

	First Quarter 2010(1)			Fourth Quarter 2009(1)			First Quarter 2009
	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total
	Loans	Properties	NPAs	Loans	Properties	NPAs	Loans	Properties	NPAs

Beginning Balance	$264,092	$120,770	$384,862	$304,381	$110,610	$414,991	$190,723	$59,768	$250,491
Loans placed on non-accrual	139,030	—	139,030	174,898	—	174,898	175,759	—	175,759
Payments received	(5,733)	—	(5,733)	(26,935)	—	(26,935)	(24,778)	—	(24,778)
Loan charge-offs	(58,897)	—	(58,897)	(88,427)	—	(88,427)	(43,807)	—	(43,807)
Foreclosures	(49,233)	49,233	—	(79,983)	79,983	—	(38,742)	38,742	—
Capitalized costs	—	320	320	—	981	981	—	1,452	1,452
Note / property sales	(8,457)	(25,951)	(34,408)	(19,842)	(61,228)	(81,070)	—	(22,999)	(22,999)
Write downs	—	(4,579)	(4,579)	—	(2,209)	(2,209)	—	(2,151)	(2,151)
Net gains (losses) on sales	—	(3,518)	(3,518)	—	(7,367)	(7,367)	—	571	571

Ending Balance	$280,802	$136,275	$417,077	$264,092	$120,770	$384,862	$259,155	$75,383	$334,538

(1)	Excludes non-performing loans and foreclosed properties covered by the loss-sharing agreement with the FDIC, related to the acquisition of SCB.
Foreclosed property is initially recorded at fair value, less costs to sell. If the fair value, less costs to sell at the time of foreclosure, is less than the loan balance, the deficiency is charged against the allowance for loan losses. If the fair value, less estimated costs to sell, of the foreclosed property decreases during the holding period, a valuation allowance is established with a charge to foreclosed property costs. When the foreclosed property is sold, a gain or loss is recognized on the sale for the difference between the sales proceeds and the carrying amount of the property. Financed sales of OREO are accounted for in accordance with Accounting Standards Codification, Topic 360, Subtopic 20, Real Estate Sales. For the first quarters of 2010 and 2009, United transferred $49.2 million and $38.7 million, respectively, of loans into foreclosed property. During the same periods, proceeds from sales of foreclosed properties were $26.0 million and $23.0 million, which includes $4.3 million and $2.2 million of sales that were financed by United, respectively.
Investment Securities
The composition of the investment securities portfolio reflects United’s investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of revenue. The investment securities portfolio also provides a balance to interest rate risk and credit risk in other categories of the balance sheet while providing a vehicle for the investment of available funds, furnishing liquidity, and supplying securities to pledge as required collateral for certain deposits. Total investment securities available for sale at March 31, 2010 decreased $192 million from March 31, 2009. At March 31, 2010, December 31, 2009 and March 31, 2009, the securities portfolio represented approximately 19%, 19% and 21% of total assets, respectively.

The investment securities portfolio primarily consists of U.S. Government sponsored agency mortgage-backed securities, non-agency mortgage-backed securities, U.S. Government agency securities, and municipal securities. Mortgage-backed securities rely on the underlying pools of mortgage loans to provide a cash flow of principal and interest. The actual maturities of these securities will differ from contractual maturities because loans underlying the securities can prepay. Decreases in interest rates will generally cause an acceleration of prepayment levels. In a declining interest rate environment, United may not be able to reinvest the proceeds from these prepayments in assets that have comparable yields. In a rising rate environment, the opposite occurs. Prepayments tend to slow and the weighted average life extends. This is referred to as extension risk which can lead to lower levels of liquidity due to the delay of cash receipts and can result in the holding of a below market yielding asset for a longer period of time.
Goodwill and Other Intangible Assets
United’s goodwill represents the premium paid for acquired companies above the fair value of the assets acquired and liabilities assumed, including separately identifiable intangible assets. United evaluates its goodwill annually, or more frequently if necessary, to determine if any impairment exists. United performed its annual goodwill impairment assessment as of December 31, 2009. United engaged the services of a national third party valuation expert who employed commonly used valuation techniques including an earnings approach that considered discounted future expected cash earnings and two market approaches. The annual goodwill impairment test performed as of December 31, 2009, did not result in the recognition of any goodwill impairment.
Conditions in the first quarter of 2010 did not lead management to believe that further impairment existed at the time. During the first quarter of 2009, United’s stock price fell from $13.58 at December 31, 2008 to a low of $2.28 in the first quarter and ended the first quarter of 2009 at $4.16. Management believed this fall in stock price reflected uncertainty about the economic cycle. Additionally, the stock prices of the peer group used as part of the valuation analysis in the December 31, 2008 goodwill impairment assessment experienced similar declines. The ongoing economic recession has resulted in lower earnings with higher credit costs and those costs have been reflected in the income statement as well as valuation adjustments to the loan balances through increases to the level of the allowance for loan losses. With the stock price trading at a significant discount to book value and tangible book value, in addition to these other factors, management believed that goodwill should be re-assessed for impairment in the first quarter of 2009. As a result of this assessment, United recognized a goodwill impairment charge to earnings in the amount of $70 million during the first quarter of 2009.
United will perform its annual goodwill impairment assessment in the fourth quarter of 2010 and will perform interim testing if conditions indicate that further impairment may be present. Events and conditions that could lead to further goodwill impairment include, among other things, changes in the long-term risk free interest rate or any of the risk premium assumptions used to compile the discount rate for the discounted cash flows valuation method used in Step 1, changes in stock price valuations for United or the selected peer group of banks used to determine United’s value under the guideline public companies method or further deterioration in United’s financial performance or outlook for future financial performance.
Other intangible assets, primarily core deposit intangibles representing the value of United’s acquired deposit base, are amortizing intangible assets that are required to be tested for impairment only when events or circumstances indicate that impairment may exist. There were no events or circumstances that led management to believe that any impairment exists in United’s other intangible assets.
Deposits
Total deposits as of March 31, 2010 were $6.49 billion, a decrease of $129 million, or 2%, from March 31, 2009. Total non-interest-bearing demand deposit accounts of $741 million increased $75.3 million, or 11%, and NOW, money market and savings accounts of $2.26 billion increased $299 million, or 15%. The increase was primarily in money market deposits as customers sought higher yields without the time commitment of certificates of deposit.
Total time deposits, excluding brokered deposits, as of March 31, 2010 were $2.78 billion, down $487 million from March 31, 2009. Time deposits less than $100,000 totaled $1.64 billion, a decrease of $269 million, or 14%, from a year ago. Time deposits $100,000 or greater totaled $1.13 billion as of March 31, 2010, a decrease of $218 million, or 16%, from March 31, 2009. During the second quarter of 2008, United made a decision to actively pursue time deposits by offering a 15-month certificate of deposit at an attractive rate, in order to increase liquidity. The program was successful in adding over $400 million of customer deposits. Most of those certificates of deposit matured in the third quarter of 2009 and United did not offer a special rate upon their maturity. Approximately half of the certificates of deposit that were part of the 15-month special renewed at standard rates in effect at the time of renewal. The other half left the bank, accounting for a large part of the decline in the balance of certificates of deposit from a year ago. United lowered its rates on non-special certificates during 2009, allowing balances to decline as United’s funding needs have declined due to weak loan demand. Brokered deposits as of March 31, 2010 were $711 million, compared to $727 million at March 31, 2009.

Wholesale Funding
The Bank is a shareholder in the Federal Home Loan Bank (“FHLB”) of Atlanta. Through this affiliation, FHLB secured advances totaled $114 million and $260 million as of March 31, 2010 and 2009, respectively. United anticipates continued use of this short- and long-term source of funds. FHLB advances outstanding at March 31, 2010 had fixed interest rates to 4.49%. Additional information regarding FHLB advances, is provided in Note 10 to the consolidated financial statements included in United’s 2009 Form 10-K.
At March 31, 2010, United had $102 million in Federal funds purchased, repurchase agreements, and other short-term borrowings outstanding, compared to $159 million outstanding at March 31, 2009. United takes advantage of these additional sources of liquidity when rates are favorable compared to other forms of short-term borrowings, such as FHLB advances and brokered deposits.
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
One of the tools management uses to estimate the sensitivity of net interest revenue to changes in interest rates is an asset/liability simulation model. Resulting estimates are based upon a number of assumptions for each scenario, including the level of balance sheet growth, loan and deposit repricing characteristics and the rate of prepayments. The ALCO regularly reviews the assumptions for accuracy based on historical data and future expectations, however, actual net interest revenue may differ from model results. The primary objective of the simulation model is to measure the potential change in net interest revenue over time using multiple interest rate scenarios. The base scenario assumes rates remain flat and is the scenario to which all others are compared to in order to measure the change in net interest revenue. Policy limits are based on gradually rising and falling rate scenarios, which are compared to this base scenario. Another commonly analyzed scenario is a most-likely scenario that projects the expected change in rates based on the slope of the yield curve. Other scenarios analyzed may include rate shocks, narrowing or widening spreads, and yield curve steepening or flattening. While policy scenarios focus on a twelve-month time frame, longer time horizons are also modeled.
United’s policy is based on the 12-month impact on net interest revenue of interest rate ramps that increase 200 basis points and decrease 200 basis points from the base scenario. In the ramp scenarios, rates change 25 basis points per month over the initial eight months. The policy limits the change in net interest revenue over the next 12 months to a 10% decrease in either scenario. The policy ramp and base scenarios assume a static balance sheet. Historically low rates on March 31, 2010 made use of the down 200 basis point scenario problematic. At March 31, 2010, United’s simulation model indicated that a 200 basis point increase in rates would cause an approximate .65% increase in net interest revenue over the next twelve months and a 25 basis point decrease in would cause an approximate .77% increase in net interest revenue over the next twelve months. At March 31, 2009, United’s simulation model indicated that a 200 basis point increase in rates would cause an approximate 3.2% decrease in net interest revenue over the next twelve months and a 25 basis point decrease in rates would cause an approximate .8% increase in net interest revenue over the next twelve months.
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
Table 13 — Derivative Financial Instruments
As of March 31, 2010 (dollars in thousands)

		Rate
	Notional	Received /
Type/Maturity	Amount	Floor Rate	Rate Paid	Fair Value (4)
Fair Value Hedges:
LIBOR Swaps (Brokered CDs)
August 27, 2010(1)	$50,000	4.30%	1.32%	$587
September 22, 2010(2)	50,000	4.25	1.48	636
September 30, 2010(1)	95,000	4.25	1.32	1,342

Total Fair Value Hedges	195,000	4.26	1.36	2,565

Cash Flow Hedges:
Prime Swaps (Prime Loans)(3)
July 22, 2013	25,000	6.88	3.25	1,757
July 25, 2013	25,000	6.91	3.25	1,791

Total Cash Flow Hedges	50,000	6.90	3.25	3,548

Total Derivative Contracts	$245,000			$6,113

(1)	Rate Paid equals 1-Month LIBOR plus 1.075

(2)	Rate Paid equals 1-Month LIBOR plus 1.2435

(3)	Rate Paid equals Prime rate as of March 31, 2010

(4)	Excludes accrued interest
United’s derivative financial instruments are classified as either cash flow or fair value hedges. The change in fair value of cash flow hedges is recognized in other comprehensive income. Fair value hedges recognize currently in earnings both the effect of the change in the fair value of the derivative financial instrument and the offsetting effect of the change in fair value of the hedged asset or liability associated with the particular risk of that asset or liability being hedged. At March 31, 2010, United had interest rate swap contracts in which United receives a fixed rate and pays a floating rate based on the prime interest rate with a total notional amount of $50 million that were designated as cash flow hedges of prime-based loans. At March 31, 2010, United had receive fixed, pay LIBOR swap contracts with a total notional amount of $195 million that were accounted for as fair value hedges of brokered deposits.
From time to time, United will terminate swap or floor positions when conditions change and the position is no longer necessary to manage United’s overall sensitivity to changes in interest rates. In those situations where the terminated swap or floor was in an effective hedging relationship at the time of termination and the hedging relationship is expected to remain effective throughout the original term of the swap or floor, the resulting gain or loss at the time of termination is amortized over the remaining life of the original contract. For swap contracts, the gain or loss is amortized over the remaining original contract term using the straight line method of amortization. For floor contracts, the gain or loss is amortized over the remaining original contract term based on the original floorlet schedule. At March 31, 2010, United had $27.5 million in gains from terminated derivative positions included in Other Comprehensive Income that will be amortized into earnings over their remaining original contract terms.
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
The asset portion of the balance sheet provides liquidity primarily through loan sales and repayments and the maturities and sales of securities, as well as the ability to use these as collateral for borrowings on a secured basis. We also maintain excess funds in short-term interest-bearing assets that provide additional liquidity. Mortgage loans held for sale totaled $22.0 million at March 31, 2010, and typically turn over every 45 days as the closed loans are sold to investors in the secondary market.
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
At March 31, 2010, United had sufficient qualifying collateral to increase FHLB advances by $791 million and Federal Reserve discount window capacity of $328 million. United’s internal policy limits brokered deposits to 25% of total assets. At March 31, 2010, United had the capacity to increase brokered deposits by $1.2 billion and still remain within this limit. In addition to these wholesale sources, United has the ability to attract retail deposits at any time by competing more aggressively on pricing.
As disclosed in United’s consolidated statement of cash flows, net cash provided by operating activities was $43.5 million for the three months ended March 31, 2010. The net loss of $33.3 million for the three-month period included non-cash expenses for provision for loan losses of $75 million. Net cash provided by investing activities of $108 million consisted primarily of cash received from sales, maturities and calls of securities of $241 million that was partially reinvested in the securities portfolio through $219 million in securities purchases, a net decrease in loans of $65.9 million and net proceeds from the sale of other real estate of $21.7 million. Net cash used by financing activities of $140 million consisted primarily of a net decrease of $139 million in deposits. In the opinion of management, United’s liquidity position at March 31, 2010, is sufficient to meet its expected cash flow requirements.
Capital Resources and Dividends
Shareholders’ equity at March 31, 2010 was $926 million, a decrease of $36.4 million from December 31, 2009. Accumulated other comprehensive income, which includes unrealized gains and losses on securities available for sale and the unrealized gains and losses on derivatives qualifying as cash flow hedges, is excluded in the calculation of regulatory capital adequacy ratios. Excluding the change in the accumulated other comprehensive income, shareholders’ equity decreased $34.1 million from December 31, 2009. United paid $2.3 million in dividends on Series A and Series B preferred stock in the first three months of 2010. United recognizes that cash dividends are an important component of shareholder value, and therefore, intends to provide for cash dividends when earnings, capital levels and other factors permit.

United’s common stock trades on the Nasdaq Global Select Market under the symbol “UCBI”. Below is a quarterly schedule of high, low and closing stock prices and average daily volume for 2010 and 2009.
Table 14 — Stock Price Information

	2010				2009
				Avg Daily				Avg Daily
	High	Low	Close	Volume	High	Low	Close	Volume
First quarter	$5.00	$3.21	$4.41	882,923	$13.87	$2.28	$4.16	524,492
Second quarter					9.30	4.01	5.99	244,037
Third quarter					8.00	4.80	5.00	525,369
Fourth quarter					5.33	3.07	3.39	1,041,113
The following table presents the quarterly cash and stock dividends declared in 2010 and 2009 and the respective cash dividend payout ratios as a percentage of basic operating earnings per share.
Table 15 — Dividend Payout Information

	2010			2009
	Cash	Stock	Payout	Cash	Stock	Payout
	Dividend	Dividend	Ratio	Dividend	Dividend	Ratio

First quarter	$—	—	—%	$—	1 for 130	NA	%
Second quarter				—	1 for 130	NA
Third quarter				—	1 for 130	NA
Fourth quarter				—	—	—

(1)	Cash dividends are presented as the dollar amount declared per share.

(2)	Stock dividends are presented as the number of new shares issued for shares already owned.

(3)	The payout ratio is presented for cash dividends only.
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

The following table shows United’s capital ratios, as calculated under regulatory guidelines, at March 31, 2010 and 2009.
Table 16 — Capital Ratios
(dollars in thousands)

	Regulatory		United Community Banks, Inc.
	Guidelines		(Consolidated)		United Community Bank
		Well	As of March 31,		As of March 31,
	Minimum	Capitalized	2010	2009	2010	2009

Risk-based ratios:
Tier I capital	4.0%	6.0%	11.72%	10.88%	12.52%	11.23%
Total capital	8.0	10.0	14.45	13.58	14.37	13.01
Leverage ratio	3.0	5.0	8.15	7.90	8.65	7.90

Tier I capital			$622,287	$637,727	$664,163	$660,233
Total capital			767,099	795,772	761,777	764,578
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
Item 3. Quantitative and Qualitative Disclosure About Market Risk
There have been no material changes in United’s quantitative and qualitative disclosures about market risk as March 31, 2010 from that presented in the Annual Report on Form 10-K for the year ended December 31, 2009. The interest rate sensitivity position at March 31, 2010 is included in management’s discussion and analysis on page 39 of this report.
Item 4. Controls and Procedures
United’s management, including the Chief Executive Officer and Chief Financial Officer, supervised and participated in an evaluation of the company’s disclosure controls and procedures as of March 31, 2010. Based on, and as of the date of that evaluation, United’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective in accumulating and communicating information to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures of that information under the Securities and Exchange Commission’s rules and forms and that the disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports that are filed or submitted by United under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in United’s Form 10-K for the year ended December 31, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds — None
Item 3. Defaults upon Senior Securities — None
Item 4. (Removed and Reserved)
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

4.2
Form of Warrant to be granted by United Community Banks, Inc. to Fletcher International, Ltd. (incorporated herein by reference to Exhibit 1.3 to United Community Banks, Inc.’s periodic report on Form 8-K dated March 31, 2010, File No. 0-2156, filed with the Commission on April 1, 2010).

4.3
Certificate of Designation of the Common Stock Equivalent Junior Preferred Stock, dated March 31, 2010. (incorporated herein by reference to Exhibit 4.1 to United Community Banks, Inc.’s periodic report on Form 8-K dated March 31, 2010, File No. 0-2156, filed with the Commission on April 1, 2010).

4.4
Form of Certificate of Rights and Preferences to the Series C Convertible Preferred Stock. (incorporated herein by reference to Exhibit 4.2 to United Community Banks, Inc.’s periodic report on Form 8-K dated March 31, 2010, File No. 0-2156, filed with the Commission on April 1, 2010).

10.1
Asset Purchase Agreement, dated April 1, 2010 by and among United Community Bank and Fletcher International, Inc., and certain affiliates thereof who may become parties thereto as purchasers (incorporated herein by reference to Exhibit 1.1 to United Community Banks, Inc.’s periodic report on Form 8-K dated March 31, 2010, File No. 0-2156, filed with the Commission on April 1, 2010).

Item 6. Exhibits, continued

10.2
Securities Purchase Agreement, dated April 1, 2010 between United Community Banks, Inc. and Fletcher International, Ltd. (incorporated herein by reference to Exhibit 1.2 to United Community Banks, Inc.’s periodic report on Form 8-K dated March 31, 2010, File No. 0-2156, filed with the Commission on April 1, 2010).

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
President and Chief Executive Officer (Principal Executive Officer)

/s/ Rex S. Schuette
Rex S. Schuette
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Alan H. Kumler
Alan H. Kumler
Senior Vice President and Controller (Principal Accounting Officer) Date: May 5, 2010