Form 10-Q
period 2010-06-30
UNITED COMMUNITY BANKS INC
filed 2010-08-04
CIK 857855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2010
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
YES ☐ NO ☑
Common stock, par value $1 per share 94,323,569 shares
outstanding as of July 31, 2010

Part I — Financial Information

Item 1	— Financial Statements
UNITED COMMUNITY BANKS, INC.
Consolidated Statement of Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2010	2009	2010	2009
Interest revenue:
Loans, including fees	$70,611	$81,691	$142,826	$163,571
Investment securities, including tax exempt of $295, $309, $606 and $628	15,829	20,485	32,032	41,237
Federal funds sold, commercial paper and deposits in banks	759	98	1,697	540

Total interest revenue	87,199	102,274	176,555	205,348

Interest expense:
Deposits:
NOW	1,745	2,843	3,599	6,180
Money market	1,829	2,269	3,586	4,506
Savings	83	121	167	248
Time	17,718	32,064	37,916	68,117

Total deposit interest expense	21,375	37,297	45,268	79,051
Federal funds purchased, repurchase agreements and other short-term borrowings	1,056	595	2,094	1,148
Federal Home Loan Bank advances	974	1,203	1,951	2,277
Long-term debt	2,667	2,760	5,329	5,529

Total interest expense	26,072	41,855	54,642	88,005

Net interest revenue	61,127	60,419	121,913	117,343
Provision for loan losses	61,500	60,000	136,500	125,000

Net interest revenue after provision for loan losses	(373)	419	(14,587)	(7,657)

Fee revenue:
Service charges and fees	7,993	7,557	15,440	14,591
Mortgage loan and other related fees	1,601	2,825	3,080	5,476
Brokerage fees	586	497	1,153	1,186
Securities gains (losses), net	—	(711)	61	(408)
Gain from acquisition	—	11,390	—	11,390
Other	1,399	1,137	3,511	2,283

Total fee revenue	11,579	22,695	23,245	34,518

Total revenue	11,206	23,114	8,658	26,861

Operating expenses:
Salaries and employee benefits	23,590	26,305	47,950	53,618
Communications and equipment	3,511	3,571	6,784	7,217
Occupancy	3,836	3,818	7,650	7,587
Advertising and public relations	1,352	1,125	2,395	2,169
Postage, printing and supplies	765	1,288	1,990	2,463
Professional fees	2,178	3,195	4,121	6,476
Foreclosed property	14,540	5,737	25,353	10,056
FDIC assessments and other regulatory charges	3,566	6,810	7,192	9,492
Amortization of intangibles	794	739	1,596	1,478
Other	4,176	1,122	8,097	4,942
Loss on sale of nonperforming assets	45,349	—	45,349	—
Goodwill impairment	—	—	—	70,000
Severance costs	—	—	—	2,898

Total operating expenses	103,657	53,710	158,477	178,396

Loss from continuing operations before income taxes	(92,451)	(30,596)	(149,819)	(151,535)
Income tax benefit	(32,919)	(14,529)	(55,829)	(31,539)

Net loss from continuing operations	(59,532)	(16,067)	(93,990)	(119,996)
(Loss) income from discontinued operations, net of income taxes	—	66	(101)	222
Gain from sale of subsidiary, net of income taxes and selling costs	—	—	1,266	—

Net loss	(59,532)	(16,001)	(92,825)	(119,774)
Preferred stock dividends and discount accretion	2,577	2,559	5,149	5,113

Net loss available to common shareholders	$(62,109)	$(18,560)	$(97,974)	$(124,887)

Loss from continuing operations per common share — Basic / Diluted	$(.66)	$(.38)	$(1.05)	$(2.58)
Loss per common share — Basic / Diluted	(.66)	(.38)	(1.04)	(2.57)
Weighted average common shares outstanding — Basic / Diluted	94,524	48,794	94,453	48,560
See accompanying notes to consolidated financial statements

UNITED COMMUNITY BANKS, INC.
Consolidated Balance Sheet

	June 30,	December 31,	June 30,
(in thousands, except share and per share data)	2010	2009	2009
	(unaudited)	(audited)	(unaudited)
ASSETS
Cash and due from banks	$115,088	$126,265	$110,943
Interest-bearing deposits in banks	105,183	120,382	70,474
Federal funds sold, commercial paper and short-term investments	148,227	129,720	—

Cash and cash equivalents	368,498	376,367	181,417

Securities available for sale	1,165,776	1,530,047	1,816,787
Securities held to maturity (fair value $327,497)	322,148	—	—
Mortgage loans held for sale	22,705	30,226	42,185
Loans, net of unearned income	4,873,030	5,151,476	5,513,087
Less allowance for loan losses	174,111	155,602	145,678

Loans, net	4,698,919	4,995,874	5,367,409

Assets covered by loss sharing agreements with the FDIC	156,611	185,938	230,125
Premises and equipment, net	180,125	182,038	178,983
Accrued interest receivable	29,650	33,867	41,405
Goodwill and other intangible assets	223,600	225,196	251,821
Foreclosed property	123,910	120,770	104,754
Other assets	360,542	319,591	262,469

Total assets	$7,652,484	$7,999,914	$8,477,355

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand	$779,934	$707,826	$714,630
NOW	1,326,861	1,335,790	1,273,368
Money market	756,370	713,901	573,463
Savings	185,176	177,427	180,368
Time:
Less than $100,000	1,575,211	1,746,511	1,992,056
Greater than $100,000	1,093,975	1,187,499	1,351,527
Brokered	611,985	758,880	763,348

Total deposits	6,329,512	6,627,834	6,848,760

Federal funds purchased, repurchase agreements, and other short-term borrowings	104,127	101,389	252,493
Federal Home Loan Bank advances	104,138	114,501	283,292
Long-term debt	150,106	150,066	150,026
Accrued expenses and other liabilities	60,184	43,803	87,512

Total liabilities	6,748,067	7,037,593	7,622,083

Shareholders’ equity:
Preferred stock, $1 par value; 10,000,000 shares authorized;
Series A; $10 stated value; 21,700 shares issued and outstanding	217	217	217
Series B; $1,000 stated value; 180,000 shares issued and outstanding	175,050	174,408	173,785
Common stock, $1 par value; 200,000,000 shares authorized; 94,280,925, 94,045,603 and 48,933,383 shares issued and outstanding	94,281	94,046	48,933
Common stock issuable; 284,771, 221,906 and 182,041 shares	3,898	3,597	3,383
Capital surplus	663,836	622,034	450,514
(Accumulated deficit) retained earnings	(77,590)	20,384	136,624
Accumulated other comprehensive income	44,725	47,635	41,816

Total shareholders’ equity	904,417	962,321	855,272

Total liabilities and shareholders’ equity	$7,652,484	$7,999,914	$8,477,355

See accompanying notes to consolidated financial statements

UNITED COMMUNITY BANKS, INC.
Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)
For the Six Months Ended June 30,

						(Accumulated		Accumulated
	Series A	Series B		Common		Deficit)		Other
	Preferred	Preferred	Common	Stock	Capital	Retained	Treasury	Comprehensive
(in thousands, except share and per share data)	Stock	Stock	Stock	Issuable	Surplus	Earnings	Stock	Income	Total

Balance, December 31, 2008	$258	$173,180	$48,809	$2,908	$460,708	$265,405	$(16,465)	$54,579	$989,382
Comprehensive income:
Net loss						(119,774)			(119,774)
Other comprehensive loss:
Unrealized holding gains on available for sale securities, net of deferred tax expense and reclassification adjustment								1,582	1,582
Unrealized losses on derivative financial instruments qualifying as cash flow hedges, net of deferred tax benefit								(14,345)	(14,345)

Comprehensive loss						(119,774)		(12,763)	(132,537)
Retirement of preferred stock (4,100 shares)	(41)								(41)
Stock dividends declared on common stock (737,530 shares)			108		(8,893)	(3,894)	12,649		(30)
Exercise of stock options (437 shares)					(6)		8		2
Common stock issued to dividend Reinvestment plan and employee benefit plans (167,873 shares)			14		(2,474)		3,434		974
Amortization of stock option and restricted stock					1,846				1,846
Vesting of restricted stock (12,447 shares issued, 16,162 shares deferred)			2	416	(658)		240		—
Deferred compensation plan, net, including dividend equivalents				214					214
Shares issued from deferred compensation plan (5,687 shares)				(155)	21		134		—
Tax on option exercise and restricted stock vesting					(30)				(30)
Dividends on Series A preferred stock ($.30 per share)						(8)			(8)
Dividends on Series B preferred stock (5%)		605				(5,105)			(4,500)

Balance, June 30, 2009	$217	$173,785	$48,933	$3,383	$450,514	$136,624	$—	$41,816	$855,272

Balance, December 31, 2009	$217	$174,408	$94,046	$3,597	$622,034	$20,384	$—	$47,635	$962,321
Comprehensive loss:
Net loss						(92,825)			(92,825)
Other comprehensive loss:
Unrealized holding gains on available for sale securities, net of deferred tax expense and reclassification adjustment								2,750	2,750
Unrealized losses on derivative financial instruments qualifying as cash flow hedges, net of deferred tax benefit								(5,660)	(5,660)

Comprehensive loss						(92,825)		(2,910)	(95,735)
Issuance of equity instruments in private equity transaction					39,813				39,813
Common stock issued to dividend reinvestment plan and employee benefit plans (209,091 shares)			209		730				939
Amortization of stock options and restricted stock awards					1,428				1,428
Vesting of restricted stock (10,560 shares issued, 41,522 shares deferred)			10	607	(617)				—
Deferred compensation plan, net, including dividend equivalents				162					162
Shares issued from deferred compensation plan (15,671 shares)			16	(468)	448				(4)
Dividends on Series A preferred stock ($.30 per share)						(7)			(7)
Dividends on Series B preferred stock (5%)		642				(5,142)			(4,500)

Balance, June 30, 2010	$217	$175,050	$94,281	$3,898	$663,836	$(77,590)	$—	$44,725	$904,417

Comprehensive loss for the second quarter of 2010 and 2009 was $60,133,000 and $32,735,000, respectively.
See accompanying notes to consolidated financial statements

UNITED COMMUNITY BANKS, INC.
Consolidated Statement of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
(in thousands)	2010	2009
Operating activities:
Net loss	$(92,825)	$(119,774)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and accretion	7,747	7,215
Provision for loan losses	136,500	125,000
Goodwill impairment charge	—	70,000
Stock based compensation	1,428	1,846
Securities (gains) losses, net	(61)	408
(Gains) losses on sale of other assets	(11)	90
Losses and write downs on sales other real estate owned	19,289	4,198
Gain from sale of subsidiary	(2,110)	—
Gain from acquisition	—	(11,390)
Loss on sale of nonperforming assets	45,349	—
Changes in assets and liabilities:
Other assets and accrued interest receivable	(55,238)	(20,721)
Accrued expenses and other liabilities	(6,888)	50,868
Mortgage loans held for sale	7,521	(21,851)

Net cash provided by operating activities	60,701	85,889

Investing activities:
Investment securities held to maturity:
Proceeds from maturities and calls of securities held to maturity:	12,059	—
Purchases of securities held to maturity	(19,617)	—
Investment securities available for sale:
Proceeds from sales of securities available for sale	40,817	15,017
Proceeds from maturities and calls of securities available for sale	432,436	399,401
Purchases of securities available for sale	(398,877)	(584,100)
Net decrease (increase) in loans	72,931	(12,617)
Proceeds from sales of premises and equipment	39	547
Purchases of premises and equipment	(3,601)	(6,237)
Net cash received from sale of subsidiary	290	—
Net cash received from acquisition	—	63,618
Net cash received from sale of nonperforming assets	20,618	—
Proceeds from sale of other real estate	80,898	56,060

Net cash provided by (used in) investing activities	237,993	(68,311)

Financing activities:
Net change in deposits	(295,729)	(462,921)
Net change in federal funds purchased, repurchase agreements, and other short-term borrowings	2,738	141,412
Proceeds from FHLB advances	—	130,000
Repayments of FHLB advances	(10,000)	(135,000)
Proceeds from exercise of stock options	—	2
Proceeds from issuance of common stock for dividend reinvestment and employee benefit plans	935	974
Redemption of preferred stock	—	(41)
Cash dividends on preferred stock	(4,507)	(4,008)

Net cash used in financing activities	(306,563)	(329,582)

Net change in cash and cash equivalents	(7,869)	(312,004)

Cash and cash equivalents at beginning of period	376,367	493,421

Cash and cash equivalents at end of period	$368,498	$181,417

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$60,083	$91,865
Income taxes	819	(23,850)
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
Note 2 — Accounting Standards Updates
In May 2010, the FASB issued Accounting Standards Update No. 2010-19, Foreign Currency Issues: Multiple Foreign Currency Exchange Rates (“ASU No. 2010-19”). ASU No. 2010-19 codifies the SEC Staff Announcement on May 18, 2010, regarding the SEC’s view on certain foreign currency issues related to investments in Venezuela. This guidance was effective May 18, 2010 and is not applicable to United.
In July 2010, the FASB issued Accounting Standards Update No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU No. 2010-20”). ASU No. 2010-20 requires disclosures regarding loans and the allowance for loan losses that are disaggregated by portfolio segment and class of financing receivable. Existing disclosures were amended to require a rollforward of the allowance for loan losses by portfolio segment, with the ending balance broken out by basis of impairment method, as well as the recorded investment in the respective loans. Nonaccrual and impaired loans by class must also be shown. ASU No. 2010-20 also requires disclosures regarding: 1) credit quality indicators by class, 2) aging of past due loans by class, 3) troubled debt restructurings (“TDRs”) by class and their effect on the allowance for loan losses, 4) defaults on TDRs by class and their effect on the allowance for loan losses, and 5) significant purchases and sales of loans disaggregated by portfolio segment. This guidance is effective for interim and annual reporting periods ending on or after December 15, 2010, for end of period type disclosures. Activity related disclosures are effective for interim and annual reporting periods beginning on or after December 15, 2010. ASU No. 2010-20 will have an impact on United’s disclosures, but not its financial position or results of operations.

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
The table below shows the components of covered assets at June 30, 2010 (in thousands).

	Purchased	Other
	Impaired	Purchased
(in thousands)	Loans	Loans	Other	Total

Commercial (secured by real estate)	$—	$40,469	$—	$40,469
Commercial (commercial and industrial)	—	6,260	—	6,260
Construction and land development	6,432	16,905	—	23,337
Residential mortgage	183	9,954	—	10,137
Installment	19	533	—	552

Total covered loans	6,634	74,121	—	80,755
Covered forclosed property	—	—	32,730	32,730
Estimated loss reimbursement from the FDIC	—	—	43,126	43,126

Total covered assets	$6,634	$74,121	$75,856	$156,611

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
Note 4 — Securities
During the second quarter of 2010, securities available for sale with a fair value of $315 million were transferred to held to maturity. The securities were transferred at their fair value on the date of transfer. The unrealized gain of $7.1 million on the transferred securities on the date of transfer is being amortized into interest revenue as an adjustment to the yield on those securities over the remaining life of the transferred securities. Securities are classified as held to maturity when management has the positive intent and ability to hold them until maturity. Securities held to maturity are carried at amortized cost.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The amortized cost, gross unrealized gains and losses and fair value of securities held to maturity at June 30, 2010, are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
As of June 30, 2010
U.S. Government agencies	$70,284	$1,076	$—	$71,360
State and political subdivisions	26,246	252	7	26,491
Mortgage-backed securities (1)	225,618	4,046	18	229,646

Total	$322,148	$5,374	$25	$327,497

(1)	All are residential type mortgage-backed securities
There were no securities classified as held to maturity at December 31, 2009 or June 30, 2009.
The cost basis, unrealized gains and losses, and fair value of securities available for sale at June 30, 2010, December 31, 2009 and June 30, 2009 are presented below (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
As of June 30, 2010
U.S. Government agencies	$216,759	$936	$—	$217,695
State and political subdivisions	32,998	1,001	14	33,985
Mortgage-backed securities (1)	864,141	37,730	1,103	900,768
Other	13,160	168	—	13,328

Total	$1,127,058	$39,835	$1,117	$1,165,776

As of December 31, 2009
U.S. Government agencies	$248,425	$214	$2,173	$246,466
State and political subdivisions	62,046	1,371	124	63,293
Mortgage-backed securities (1)	1,156,035	43,007	1,820	1,197,222
Other	22,701	382	17	23,066

Total	$1,489,207	$44,974	$4,134	$1,530,047

As of June 30, 2009
U.S. Treasuries	$39,979	$—	$4	$39,975
U.S. Government agencies	209,662	1,015	3,364	207,313
State and political subdivisions	55,194	619	310	55,503
Mortgage-backed securities (1)	1,462,695	32,318	9,916	1,485,097
Other	28,645	311	57	28,899

Total	$1,796,175	$34,263	$13,651	$1,816,787

(1)	All are residential type mortgage-backed securities
The following table summarizes held to maturity securities in an unrealized loss position as of June 30, 2010 (in thousands):

	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
As of June 30, 2010
State and political subdivisions	$1,145	$7	$—	$—	$1,145	$7
Mortgage-backed securities	1,963	18	—	—	1,963	18

Total unrealized loss position	$3,108	$25	$—	$—	$3,108	$25

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The following table summarizes available for sale securities in an unrealized loss position as of June 30, 2010, December 31, 2009 and June 30, 2009 (in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of June 30, 2010
State and political subdivisions	$300	$2	$401	$12	$701	$14
Mortgage-backed securities	19,499	456	25,639	647	45,138	1,103

Total unrealized loss position	$19,799	$458	$26,040	$659	$45,839	$1,117

As of December 31, 2009
U.S. Government agencies	$151,838	$2,173	$—	$—	$151,838	$2,173
State and political subdivisions	2,348	47	2,792	77	5,140	124
Mortgage-backed securities	84,024	838	22,358	982	106,382	1,820
Other	—	—	493	17	493	17

Total unrealized loss position	$238,210	$3,058	$25,643	$1,076	$263,853	$4,134

As of June 30, 2009
U.S. Treasuries	$39,975	$4	$—	$—	$39,975	$4
U.S. Government agencies	142,256	3,364	—	—	142,256	3,364
State and political subdivisions	4,524	106	4,317	204	8,841	310
Mortgage-backed securities	240,979	3,146	150,071	6,770	391,050	9,916
Other	479	22	479	35	958	57

Total unrealized loss position	$428,213	$6,642	$154,867	$7,009	$583,080	$13,651

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, among other factors. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analyst’s reports. During the six months ended June 30, 2010, United recorded impairment losses of $950,000, on investments in financial institutions that showed evidence of other-than-temporary impairment. During the second quarter and six months ended June 30, 2009, United recognized an impairment loss of $744,000 on an equity investment in a financial institution that failed during the quarter.
At June 30, 2010, there were 21 available for sale securities totaling $45.8 million in that were in an unrealized loss position. There were 3 held to maturity securities totaling $3.1 million in that were in an unrealized loss position at June 30, 2010. United does not intend to sell nor believes it will be required to sell securities in an unrealized loss position prior to the recovery of its amortized cost basis. Unrealized losses at June 30, 2010 and 2009 were primarily attributable to changes in interest rates.
Realized gains and losses are derived using the specific identification method for determining the cost of securities sold. The following table summarizes securities sales activity for the three month and six month periods ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Proceeds from sales	$—	$798	$40,817	$15,017

Gross gains on sales	$—	$33	$1,260	$336
Gross losses on sales	—	—	249	—
Impairment losses	—	744	950	744

Net gains on sales of securities	$—	$(711)	$61	$(408)

Income tax expense attributable to sales	$—	$(277)	$24	$(159)

Securities with a carrying value of $1.4 billion, $1.5 billion, and $1.7 billion were pledged to secure public deposits, FHLB advances and other secured borrowings at June 30, 2010, December 31, 2009 and June 30, 2009.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The amortized cost and fair value of held to maturity and available for sale securities at June 30, 2010, by contractual maturity, are presented in the following table (in thousands).

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

U.S. Government agencies:
Within 1 year	$7,366	$7,424	$—	$—
1 to 5 years	15,000	15,038	—	—
5 to 10 years	194,393	195,233	—	—
More than 10 years	—	—

	216,759	217,695	—	—

State and political subdivisions:
Within 1 year	4,441	4,484	—	—
1 to 5 years	17,000	17,543	—	—
5 to 10 years	10,209	10,575	50,669	51,357
More than 10 years	1,348	1,383	19,615	20,003

	32,998	33,985	70,284	71,360

Other:
Within 1 year	7,613	7,715	—	—
1 to 5 years	2,045	2,111	—	—
5 to 10 years	50	50	16,677	16,836
More than 10 years	3,452	3,452	9,569	9,655

	13,160	13,328	26,246	26,491

Total securities other than mortgage-backed securities:
Within 1 year	19,420	19,623	—	—
1 to 5 years	34,045	34,692	—	—
5 to 10 years	204,652	205,858	67,346	68,193
More than 10 years	4,800	4,835	29,184	29,658

Mortgage-backed securities	864,141	900,768	225,618	229,646

	$1,127,058	$1,165,776	$322,148	$327,497

Expected maturities may differ from contractual maturities because issuers and borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
Note 5 — Loans and Allowance for Loan Losses
The Bank makes loans and extensions of credit to individuals and a variety of firms and corporations located primarily in counties in north Georgia, the Atlanta, Georgia MSA, the Gainesville, Georgia MSA, coastal Georgia, western North Carolina and east Tennessee. Although the Bank has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by improved and unimproved real estate and is dependent upon the real estate market.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Major classifications of loans as of June 30, 2010, December 31, 2009 and June 30, 2009, are summarized as follows (in thousands):

	June 30,	December 31,	June 30,
	2010	2009	2009
Commercial (secured by real estate)	$1,780,142	$1,779,398	$1,796,560
Commercial construction	342,140	362,566	378,779
Commercial (commercial and industrial)	441,097	390,520	399,564

Total commercial	2,563,379	2,532,484	2,574,903
Residential construction	819,930	1,050,065	1,315,353
Residential mortgage	1,355,582	1,427,198	1,469,754
Installment	134,139	141,729	153,077

Total loans	4,873,030	5,151,476	5,513,087
Less allowance for loan losses	174,111	155,602	145,678

Loans, net	$4,698,919	$4,995,874	$5,367,409

At June 30, 2010, United had $163 million of loans classified as impaired. Of that amount, $12.5 million had specific reserves of $1.1 million allocated and the remaining $150 million did not have specific reserves allocated because they had either been written down to net realizable value ($100 million in charge-offs) or had sufficient collateral so that no allowance was required. At December 31, 2009, United had $198 million of loans classified as impaired. Of that amount, $16.1 million had specific reserves of $3 million allocated and the remaining $182 million did not have specific reserves allocated because they had either been written down to net realizable value ($115 million in charge-offs) or had sufficient collateral so that no allowance was required. At June 30, 2009, United had $224 million of loans classified as impaired. Of that amount, $113 million had specific reserves allocated of $24.9 million and $110 million did not have specific reserves allocated. The average recorded investment in impaired loans for the quarters ended June 30, 2010 and 2009 was $171 million and $248 million, respectively. There was no interest revenue recognized on loans while they were impaired for the three or six months ended June 30, 2010 or 2009.
Changes in the allowance for loan losses are summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Balance beginning of period	$173,934	$143,990	$155,602	$122,271
Provision for loan losses	61,500	60,000	136,500	125,000
Charge-offs:
Commercial (secured by real estate)	9,791	5,989	12,727	6,854
Commercial construction	1,460	757	3,671	811
Commercial (commercial and industrial)	1,764	4,977	6,318	6,185
Residential construction	41,781	44,645	85,971	82,612
Residential mortgage	6,752	3,589	11,392	6,700
Installment	1,417	981	2,546	1,907

Total loans charged-off	62,965	60,938	122,625	105,069

Recoveries:
Commercial (secured by real estate)	34	3	1,006	42
Commercial construction	—	1	5	1
Commercial (commercial and industrial)	897	1,870	1,341	2,205
Residential construction	266	405	1,356	610
Residential mortgage	235	64	324	191
Installment	210	283	602	427

Total recoveries	1,642	2,626	4,634	3,476

Net charge-offs	61,323	58,312	117,991	101,593

Balance end of period	$174,111	$145,678	$174,111	$145,678

At June 30, 2010, December 31, 2009 and June 30, 2009, loans with a carrying value of $1.5 billion, $1.5 billion and $1.6 billion were pledged as collateral to secure FHLB advances and other contingent funding sources.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 6 — Goodwill
A summary of the changes in goodwill for the three and six months ended June 30, 2010 and 2009 is presented below, (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Beginning balance	$210,590	$235,590	$210,590	$305,590
Impairment	—	—	—	(70,000)

Ending balance	$210,590	$235,590	$210,590	$235,590

United performs its annual goodwill impairment assessment during the fourth quarter of each year, or more often if events warrant an interim assessment. During the second quarter of 2010 and 2009, no events occurred that would lead management to believe that goodwill impairment might exist. During the first quarter of 2009, United updated its 2008 annual goodwill impairment assessment as a result of its stock price falling significantly below tangible book value. As a result of the updated assessment, goodwill was found to be impaired and was written down to its estimated fair value. The impairment charge of $70 million was recognized as an expense in the first quarter 2009 consolidated statement of income.
Note 7 — Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2010 and 2009 (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net loss available to common shareholders	$(62,109)	$(18,560)	$(97,974)	$(124,887)

Weighted average shares outstanding:
Basic	94,524	48,794	94,453	48,560
Effect of dilutive securities
Stock options	—	—	—	—
Warrants	—	—	—	—

Diluted	94,524	48,794	94,453	48,560

Loss per common share:
Basic	$(.66)	$(.38)	$(1.04)	$(2.57)

Diluted	$(.66)	$(.38)	$(1.04)	$(2.57)

There is no dilution from dilutive securities for the three and six months ended June 30, 2010 and 2009, due to the anti-dilutive effect of the net loss for those periods.
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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The table below presents the fair value of United’s derivative financial instruments as well as their classification on the balance sheet as of June 30, 2010, December 31, 2009 and June 30, 2009.
Derivatives designated as hedging instruments under ASC 815 (in thousands).

		Fair Value
Interest Rate	Balance Sheet	June 30,	December 31,	June 30,
Products	Location	2010	2009	2009

Asset derivatives	Other assets	$1,167	$10,692	$30,815

As of June 30, 2010, December 31, 2009 and June 30, 2009, United did not have any derivatives in a net liability position.
Cash Flow Hedges of Interest Rate Risk
United’s objectives in using interest rate derivatives are to add stability to net interest revenue and to manage its exposure to interest rate movements. To accomplish this objective, United primarily uses interest rate swaps as part of its interest rate risk management strategy. For United’s variable-rate loans, interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for United making variable-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate floors designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates fall below the strike rate on the contract in exchange for an up front premium. As of June 30, 2010, United had no active derivatives designated as cash flow hedges of interest rate risk.
The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2010 and 2009, such derivatives were used to hedge the variable cash flows associated with existing prime-based, variable-rate loans. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and six months ended June 30, 2010 $120,000 and $642,000, respectively, in hedge ineffectiveness was recognized in other fee revenue, respectively, and during the three and six months ended June 30, 2009 no hedge ineffectiveness was recognized on derivative financial instruments designated as cash flow hedges.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest revenue as interest payments are received on United’s prime-based, variable-rate loans. During the next twelve months, United estimates that an additional $12.6 million will be reclassified as an increase to interest revenue.
Fair Value Hedges of Interest Rate Risk
United is exposed to changes in the fair value of certain of its fixed rate obligations due to changes in LIBOR, a benchmark interest rate. United uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the benchmark interest rate. Interest rate swaps designated as fair value hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for United making variable rate payments over the life of the agreements without the exchange of the underlying notional amount. As of June 30, 2010, United had three interest rate swaps with an aggregate notional amount of $195.0 million that were designated as fair value hedges of interest rate risk.
For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. United includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related derivatives. During the three and six months ended June 30, 2010, United recognized net gains of $119,000 and $207,000, respectively, related to ineffectiveness of the fair value hedging relationships. During the three and six months ended June 30, 2009, United recognized net losses of $382,000 and $282,000, respectively, related to ineffectiveness of the fair value hedging relationships. United also recognized a net reduction of interest expense of $1.38 million and $1.32 million for the three months ended June 30, 2010 and 2009, respectively, related to United’s fair value hedges, which includes net settlements on the derivatives. For the six months ended June 30, 2010 and 2009, United recognized a net reduction of interest expense of $2.77 million and $3.16 million, related to United’s fair value hedges.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement
The tables below present the effect of United’s derivative financial instruments on the Consolidated Statement of Income for the three and six months ended June 30, 2010 and 2009.
Derivatives in Fair Value Hedging Relationships (in thousands).

Location of Gain (Loss)	Amount of Gain (Loss) Recognized in		Amount of Gain (Loss) Recognized in
Recognized in Income	Income on Derivative		Income on Hedged Item
on Derivative	2010	2009	2010	2009

Three Months Ended June 30,
Other fee revenue	$(1,397)	$(176)	$1,516	$140
Other expense	—	(636)	—	290

Six Months Ended June 30,
Other fee revenue	$(2,592)	$(259)	$2,799	$431
Other expense	—	(1,566)	—	1,112
Derivatives in Cash Flow Hedging Relationships (in thousands).

	Amount of Gain (Loss)
	Recognized in Other
	Comprehensive Income on		Gain (Loss) Reclassified from Accumulated Other
	Derivative (Effective Portion)		Comprehensive Income into Income (Effective Portion)
	2010	2009	Location	2010	2009

Three Months Ended June 30,
Interest rate products	$840	$(8,334)	Interest revenue	$5,042	$10,188

Six Months Ended June 30,
Interest rate products	$2,314	$(5,216)	Interest revenue	$11,577	$21,178

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 9 — Stock-Based Compensation
United has an equity compensation plan that allows for grants of incentive stock options, nonqualified stock options, restricted stock awards (also referred to as “nonvested stock” awards), stock awards, performance share awards or stock appreciation rights. Options granted under the plan can have an exercise price no less than the fair market value of the underlying stock at the date of grant. The general terms of the plan include a vesting period (usually four years) with an exercisable period not to exceed ten years. Certain option and restricted stock awards provide for accelerated vesting if there is a change in control (as defined in the plan). As of June 30, 2010, approximately 1,172,000 additional awards could be granted under the plan. Through June 30, 2010, only incentive stock options, nonqualified stock options and restricted stock awards and units had been granted under the plan.
The following table shows stock option activity for the first six months of 2010.

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average Exercise	Contractual	Intrinsic
Options	Shares	Price	Term (Years)	Value ($000)

Outstanding at December 31, 2009	3,663,453	$18.30
Granted	11,000	5.12
Exercised	—	—
Forfeited	(40,105)	13.99
Expired	(177,127)	13.17

Outstanding at June 30, 2010	3,457,221	18.57	5.1	$—

Exercisable at June 30, 2010	2,778,835	19.63	4.4	—

The weighted average fair value of stock options granted in the second quarter of 2010 and 2009 was $3.34 and $2.88, respectively. The fair value of each option granted was estimated on the date of grant using the Black-Scholes model. Because United’s option plan has not been in place long enough to gather sufficient information about exercise patterns to establish an expected life, United uses the formula provided by the Securities and Exchange Commission in Staff Accounting Bulletin No. 107 to determine the expected life of options.
The weighted average assumptions used to determine the fair value of stock options are presented in the table below.

	Six Months Ended
	June 30,
	2010	2009

Expected volatility	55.00%	40.68%
Expected dividend yield	0.00%	0.00%
Expected life (in years)	6.14	6.25
Risk-free rate	3.19%	3.35%
United’s stock trading history began in March of 2002 when United listed on the Nasdaq National Market. For 2010 and 2009 expected volatility was determined using United’s historical monthly volatility for the seventy five months ended December 31, 2009. Seventy five months was chosen to correspond to the expected life of 6.25 years. Compensation expense for stock options was $1.1 million and $1.4 million for the six months ended June 30, 2010 and 2009, respectively. Deferred tax benefits of $430,000 and $498,000, respectively, were included in the determination of income tax benefit for the six-month periods ended June 30, 2010 and 2009. The amount of compensation expense for both periods was determined based on the fair value of the options at the time of grant, multiplied by the number of options granted that were expected to vest, which was then amortized over the vesting period. The forfeiture rate for options is estimated to be approximately 3% per year. The total intrinsic value of options exercised during the six months ended June 30, 2009 was $840. No options were exercised during the first six months of 2010.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The table below presents the activity in restricted stock awards for the first six months of 2010.

		Weighted-
		Average Grant-
Restricted Stock	Shares	Date Fair Value

Outstanding at December 31, 2009	167,559	$12.86
Granted	425	5.05
Vested	(51,902)	14.85
Cancelled	—	—

Outstanding at June 30, 2010	116,082	11.94

Compensation expense for restricted stock is based on the fair value of restricted stock awards at the time of grant, which is equal to the value of United’s common stock on the date of grant. The value of restricted stock grants that are expected to vest is amortized into expense over the vesting period. For the six months ended June 30, 2010 and 2009, compensation expense of $325,000 and $433,000, respectively, was recognized related to restricted stock awards. The total intrinsic value of the restricted stock was $459,000 at June 30, 2010.
As of June 30, 2010, there was $3.5 million of unrecognized compensation cost related to non-vested stock options and restricted stock awards granted under the plan. That cost is expected to be recognized over a weighted-average period of 1.9 years. The aggregate grant date fair value of options and restricted stock awards that vested during the six months ended June 30, 2010, was $3.5 million.
Note 10 — Common Stock Issued / Common Stock Issuable
United sponsors a Dividend Reinvestment and Share Purchase Plan (“DRIP”) that allows participants who already own United’s common stock to purchase additional shares directly from the company. The DRIP also allows participants to automatically reinvest their quarterly dividends in additional shares of common stock without a commission. United’s 401(k) retirement plan regularly purchases shares of United’s common stock directly from United. In addition, United has an Employee Stock Purchase Program (“ESPP”) that allows eligible employees to purchase shares of common stock at a 5% discount, with no commission charges. For the six months ended June 30, 2010 and 2009, United issued 209,091 and 167,873 shares, respectively, and increased capital by $939,000 and $974,000, respectively, through these programs.
United offers its common stock as an investment option in its deferred compensation plan. The common stock component of the deferred compensation plan is accounted for as an equity instrument and is reflected in the consolidated financial statements as common stock issuable. At June 30, 2010 and 2009, 284,771 and 182,041 shares, respectively, were issuable under the deferred compensation plan.
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
Note 11 — Stock Dividend
During the first and second quarters of 2009, United declared quarterly stock dividends at a rate of 1 new share for every 130 shares owned. The stock dividends have been reflected in the financial statements as an issuance of stock with no proceeds rather than a stock split and therefore prior period numbers of shares outstanding have not been adjusted. For the six months ended June 30, 2009, the amount of $30,000 shown in the equity statement as a reduction of capital related to the stock dividend is the amount of cash paid to shareholders for fractional shares. No stock dividends were declared or paid during the first six months of 2010.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 12 — Assets and Liabilities Measured at Fair Value
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The table below presents United’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2010, December 31, 2009 and June 30, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands).

June 30, 2010	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale:
U.S. Government agencies	$—	$179,172	$38,523	$217,695
State and political subdivisions	—	33,985	—	33,985
Mortgage-backed securities	—	884,514	16,254	900,768
Other	—	12,278	1,050	13,328
Deferred compensation plan assets	2,701	—	—	2,701
Derivative financial instruments	—	1,167	—	1,167

Total	$2,701	$1,111,116	$55,827	$1,169,644

Liabilities
Deferred compensation plan liability	$2,701	$—	$—	$2,701

Total liabilities	$2,701	$—	$—	$2,701

December 31, 2009	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale:
U.S. Government agencies	$—	$226,466	$20,000	$246,466
State and political subdivisions	—	63,293	—	63,293
Mortgage-backed securities	—	1,180,330	16,892	1,197,222
Other	—	21,066	2,000	23,066
Deferred compensation plan assets	4,818	—	—	4,818
Derivative financial instruments	—	10,692	—	10,692

Total	$4,818	$1,501,847	$38,892	$1,545,557

Liabilities
Deferred compensation plan liability	$4,818	$—	$—	$4,818

Total liabilities	$4,818	$—	$—	$4,818

June 30, 2009	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale:
U.S. Treasuries	$—	$39,975	$—	$39,975
U.S. Government agencies	—	207,313	—	207,313
State and political subdivisions	—	55,503	—	55,503
Mortgage-backed securities	—	1,485,097	—	1,485,097
Other	—	28,899	—	28,899
Deferred compensation plan assets	3,976	—	—	3,976
Derivative financial instruments	—	30,815	—	30,815

Total	$3,976	$1,847,602	$—	$1,851,578

Liabilities
Deferred compensation plan liability	$3,976	$—	$—	$3,976

Total liabilities	$3,976	$—	$—	$3,976

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The following table shows a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs that are classified as Level 3 values (in thousands):

Securities
Available for Sale
Balance at December 31, 2009	$38,892
Amounts included in earnings	(18)
Impairment charges	(950)
Purchases, sales, issuances, settlements, maturities, paydowns, net	38,511
Transfers between valuation levels, net	(20,608)

Balance at June 30, 2010	$55,827

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
United may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. The table below presents United’s assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2010, December 31, 2009 and June 30, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

June 30, 2010	Level 1	Level 2	Level 3	Total
Assets
Loans	$—	$—	$140,807	$140,807
Foreclosed properties	—	—	70,686	70,686

Total	$—	$—	$211,493	$211,493

December 31, 2009
Assets
Loans	$—	$—	$153,038	$153,038
Foreclosed properties	—	—	81,213	81,213

Total	$—	$—	$234,251	$234,251

June 30, 2009
Assets
Loans	$—	$—	$174,005	$174,005
Foreclosed properties	—	—	86,730	86,730
Goodwill	—	—	235,590	235,590

Total	$—	$—	$496,325	$496,325

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
The short maturity of United’s assets and liabilities results in having a significant number of financial instruments whose fair value equals or closely approximates carrying value. Such financial instruments are reported in the following balance sheet captions: cash and cash equivalents, mortgage loans held for sale, federal funds purchased, repurchase agreements and other short-term borrowings. The fair value of securities available for sale equals the balance sheet value. As of June 30, 2010, December 31, 2009 and June 30, 2009 the fair value of interest rate contracts used for balance sheet management was an asset of approximately $1.2 million, $10.7 million and $30.8 million, respectively.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
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
The carrying amount and fair values for other financial instruments that are not measured at fair value in United’s balance sheet at June 30, 2010, December 31, 2009 June 30, 2009 are as follows (in thousands):

	June 30, 2010		December 31, 2009		June 30, 2009
	Carrying		Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value
Assets:
Loans, net	$4,698,919	$4,407,376	$4,995,874	$4,529,755	$5,367,409	$5,369,542
Securities held to maturity	322,148	327,497	—	—	—	—

Liabilities:
Deposits	6,329,512	6,350,449	6,627,834	6,660,196	6,848,760	6,893,851
Federal Home Loan Bank advances	104,138	110,964	114,501	119,945	283,292	290,908
Long-term debt	150,106	122,949	150,066	111,561	150,026	87,907
Note 13 — Reclassifications
Certain 2009 amounts have been reclassified to conform to the 2010 presentation.
Note 14 — Transaction with Fletcher International
On April 1, 2010, United entered into a securities purchase agreement with Fletcher International, Ltd. and the Bank entered into an asset purchase and sale agreement with Fletcher International, Inc. and certain affiliates thereof. Under the terms of the agreements, the Bank sold $103 million in non-performing commercial and residential mortgage loans and foreclosed properties to Fletcher’s affiliates with a nominal aggregate sales price equal to the Bank’s carrying value. The non-performing assets sale transaction closed on April 30, 2010. The consideration for the sale consisted of $20.6 million in cash and a loan for $82.4 million. As part of the agreement, Fletcher received a warrant to acquire 7,058,824 shares of United’s common stock at a price of $4.25 per share. In accordance with the terms of the securities purchase agreement, Fletcher has the right during the next two years to purchase up to $65 million in United’s Series C Convertible Preferred Stock. The Series C Convertible Preferred Stock pays a dividend equal to the lesser of 8% or LIBOR plus 4%. The Series C Convertible Preferred Stock is convertible by Fletcher into common stock at $5.25 per share (12,380,952 shares). If Fletcher has not purchased all of the Series C Convertible Preferred Stock by May 26, 2011, it must pay United 5% of the commitment amount not purchased by such date, and it must pay United an additional 5% of the commitment amount not purchased by May 26, 2012. In addition, Fletcher will receive an additional warrant to purchase $35 million in common stock at $6.02 per share (5,813,953 shares) when it purchases the last $35 million of Series C Convertible Preferred Stock. The net shares to be delivered upon cashless exercise will be less than what would have been issuable if the warrant had been exercised for cash.
All of the components of the transaction, including all equity instruments issued under the Securities Purchase Agreement and the notes receivable received as consideration from the sale of nonperforming assets were recorded at fair value. Because the value of the equity instruments and assets exchanged in the transaction exceeded the value of the cash and notes receivable received, United recorded a loss of $45.3 million on the transaction with Fletcher.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The table below presents a summary of the assets and equity instruments transferred and received at their respective fair values ($ in thousands, except per share amounts).

		Fair Value	Fair
	Valuation Approach	Heirarchy	Value
Warrants Issued / Assets Transferred to Fletcher at Fair Value:
Warrant to purchase $30 million in common stock at $4.25 per share	Black-Scholes	Level 3	$17,577
Option to purchase convertible preferred stock and warrant	Monte-Carlo Simulation	Level 3	22,236

Fair value of equity instruments recognized in capital surplus			39,813

Foreclosed properties transferred under Asset Purchase Agreement	Appraised Value	Level 2	33,434
Nonperforming loans transferred under Asset Purchase Agreement	Collateral Appraised Value	Level 2	69,655

Total nonperforming assets transferred			103,089

Total value of assets and equity instruments transferred			142,902

Cash and Notes Receivable Received in Exchange at Fair Value:
Cash down payment received from asset sale	NA	NA	20,618
Notes receivable (par value $82,471, net of $4,531 discount)	Discounted Cash Flows	Level 3	77,940

Total value of cash and notes receivable received			98,558

Fair value of assets and equity instruments transferred in excess of cash and notes received			44,344
Transaction fees			1,005

Loss recognized on Fletcher transaction			$45,349

The $17.6 million value of the warrant to purchase $30 million in common stock was determined as of April 1, 2010, the date the terms were agreed to. The following modeling assumptions were used: dividend yield — 0%; risk-free interest rate — 3.89%; current stock price — $4.77; term — 9 years; and volatility — 33%. Although most of the modeling assumptions were based on observable data, because of the subjectivity involved in estimating expected volatility, the valuation is considered Level 3.
The $22.2 million value of the option to purchase convertible preferred stock and warrant was determined by an independent valuation firm using a Monte Carlo Simulation method appropriate for valuing complex securities with derivatives. The model uses 50,000 simulations of daily stock price paths using geometric Brownian motion and incorporates in a unified way all conversion, exercise and contingency conditions. Because of the significant assumptions involved in the valuation process, not all of which were based on observable data, the valuation is considered to be Level 3.
The $103 million of nonperforming assets sold were transferred at United’s carrying value which had been written down to appraised value. Because the appraisals were based on sales of similar assets (observable data), the valuation is considered to be Level 2.
The $82.5 million of notes receivable were recorded at their estimated fair value of $77.9 million, net of a $4.5 million interest discount, which was determined based on discounted expected cash flows over the term at a rate commensurate with the credit risk inherent in the notes. The contractual rate on the notes is fixed at 3.5% for five years. The discount rate used for purposes of determining the fair value of the notes was 5.48% based on the terms, structure and risk profile of the notes. Note prepayments were estimated based on the expected marketing time for the underlying collateral since the notes require that principal be reduced as the underlying assets are sold. The valuation is considered Level 3 due to estimated prepayments which have a significant impact on the value and are not based on observable data.
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
Our businesses and operations are and will be subject to a variety of risks, uncertainties and other factors. Consequently, actual results and experience may materially differ from those contained in any forward-looking statements. Such risks, uncertainties and other factors that could cause actual results and experience to differ from those projected include, but are not limited to, the risk factors contained in this Form 10-Q and set forth in our Annual Report on Form 10-K for the year ended December 31, 2009, as well as the following:
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

All written or oral forward-looking statements attributable to us or any person acting on our behalf made after the date of this prospectus supplement are expressly qualified in their entirety by the risk factors and cautionary statements contained in this Form 10-Q and set forth in our Annual Report on Form 10-K for the year ended December 31, 2009.

Overview
The following discussion is intended to provide insight into the results of operations and financial condition of United Community Bank, Inc. (“United”) and its subsidiaries and should be read in conjunction with the consolidated financial statements and accompanying notes.
United is a bank holding company registered with the Federal Reserve under the Bank Holding Company Act of 1956 that was incorporated under the laws of the state of Georgia in 1987 and commenced operations in 1988. At June 30, 2010, United had total consolidated assets of $7.7 billion, total loans of $4.9 billion, excluding the loans acquired from Southern Community Bank (“SCB”) that are covered by loss sharing agreements and therefore have a different risk profile, total deposits of $6.3 billion and stockholders’ equity of $904 million.
United’s activities are primarily conducted by its wholly owned Georgia banking subsidiary (the “Bank”). The Bank operations are conducted under a community bank model that operates 27 “community banks” with local bank presidents and boards in north Georgia, the Atlanta-Sandy Springs-Marietta, Georgia metropolitan statistical area (the “Atlanta, Georgia MSA”), the Gainesville, Georgia MSA, coastal Georgia, western North Carolina, and east Tennessee. On March 31, 2010, United sold Brintech, Inc., (“Brintech”) a consulting services firm for the financial services industry, resulting in a pre-tax gain of $2.1 million, net of selling costs. The income statements for all periods presented reflect Brintech as a discontinued operation with revenue, expenses and income taxes related to Brintech removed from revenue, expenses, income taxes and loss from continuing operations. The balance sheet and cash flow statement have not been adjusted to reflect Brintech as a discontinued operation as Brintech’s assets and contribution to cash flows were not material.
Operating loss from continuing operations and operating loss from continuing operations per diluted share are non-GAAP performance measures. United’s management believes that operating performance is useful in analyzing United’s financial performance trends since it excludes items that are non-recurring in nature and therefore most of the discussion in this section will refer to operating performance measures. A reconciliation of these operating performance measures to GAAP performance measures is included in the table on page 29.
United reported a net operating loss from continuing operations of $59.5 million for the second quarter of 2010. This compared to a net operating loss from continuing operations of $23.1 million for the second quarter of 2009. The increase in the net operating loss from continuing operations was primarily due to an after-tax loss of $30.0 million related to a transaction with Fletcher International to dispose of nonperforming assets in the second quarter of 2010. The net operating loss from continuing operations in the second quarter of 2009 excluded a non-recurring bargain purchase gain of $7.1 million, net of tax, for the acquisition of SCB. Diluted operating loss from continuing operations per common share was $.66 for the second quarter of 2010, compared to a diluted operating loss from continuing operations per common share of $.53 for the second quarter of 2009. The loss on sale of nonperforming assets to Fletcher added approximately $.32 to the diluted operating loss from continuing operations for the second quarter of 2010. The gain on acquisition of SCB, which has been excluded from operating earnings, represented $.15 of earnings per share for the second quarter of 2009, reducing the diluted loss from continuing operations per share to $.38. The second quarter of 2010 loss reflects the continuing recessionary economic environment and elevated credit and foreclosed property losses primarily resulting from the weak residential construction and housing market.
For the six months ended June 30, 2010, United reported a net operating loss from continuing operations of $94.0 million, which includes the $30.0 million after-tax loss from the Fletcher transaction. This compared to a net operating loss from continuing operations of $55.3 million for the six months ended June 30, 2009. Net loss for the six months ended June 30, 2010, which includes discontinued operations, totaled $92.8 million. For the same period of 2009, the net loss of $120 million included the $7.1 million gain on acquisition, net of tax, a $70 million charge for goodwill impairment and a $1.8 million charge for a reduction in workforce, net of tax. Diluted operating loss from continuing operations per common share was $1.05 for the six months ended June 30, 2010, compared with diluted operating loss from continuing operations per common share of $1.24 for the same period in 2009. The loss on sale of nonperforming assets in 2010 represented $.32 of loss per share. The diluted loss per share, which includes discontinued operations was $1.04 for the first six months of 2010. The gain on acquisition, goodwill impairment and severance costs represented $.15 of earnings per share, $1.45 of loss per share and $.04 of loss per share, respectively, for the six months ended June 30, 2009, bringing the diluted loss per share to $2.57.
United’s approach to managing through the challenging economic cycle has been to aggressively deal with its credit problems and dispose of troubled assets quickly, taking losses as necessary. As a result, United’s provision for loan losses was $61.5 million for the three months ended June 30, 2010, compared to $60 million for the same period in 2009. Net charge-offs for the second quarter of 2010 were $61.3 million, compared to $58.3 million for the second quarter of 2009. For the six months ended June 30, 2010, United’s provision for loan losses was $136 million, compared to $125 million for the same period in 2009. Net charge-offs for the first six months of 2010 were $118 million, compared to $102 million for the first six months of 2009. As of June 30, 2010, United’s allowance for loan losses of $174.1 million was 3.57% of loans, compared to $146 million, or 2.64% of total loans at June 30, 2009. Nonperforming assets of $348 million, which excludes assets of SCB that are covered by loss sharing agreements with the FDIC, decreased to 4.55% of total assets at June 30, 2010, compared to 4.81% as of December 31, 2009, and 4.63% as of June 30, 2009. This decrease was the result of the sale of $103 million in non-performing assets to Fletcher International.
Taxable equivalent net interest revenue was $61.6 million for the second quarter of 2010, compared to $60.9 million for the same period of 2009. The increase in net interest revenue was the result of the 32 basis point increase in the net interest margin, which increased from 3.28% for the second quarter of 2009 to 3.60% for the second quarter of 2010. For the six months ended June 30, 2010, taxable equivalent net interest revenue was $123 million, compared to $118 million for the same period of 2009. Net interest margin increased from 3.18% for the six months ended June 30, 2009 to 3.55% for the same period in 2010. The margin improvement resulted from management’s ongoing efforts to manage loan and deposit pricing. The increase in the net interest margin more than offset the effect on net interest revenue of the $586 million decrease in average loan balances, due primarily to the run-off of the residential construction portfolio.

Operating fee revenue, increased $274,000, or 2%, and $117,000, or 1%, from the second quarter and first six months of 2009, respectively. The increase was primarily attributable to securities losses in 2009 and higher service charges and fees that were offset by lower mortgage fees, as refinancing activity continued to slow from the record levels of 2009. Included in the net securities gains for 2010, was a $950,000 impairment loss on a bank trust preferred securities investment, recognized in the first quarter that was more than offset by securities gains. Included in the net securities losses for 2009, was a $744,000 impairment loss on an equity investment in a failed financial institution, which was recognized in the second quarter.
For the second quarter of 2010, operating expenses of $58.3 million, excluding the $45.3 million loss from the sale of nonperforming assets, were up $4.6 million from the second quarter of 2009. Although United’s expense savings initiatives have been successful in lowering controllable expenses, foreclosed property costs were up $8.8 million from the second quarter of 2009. Other expense was up $3.1 million from the second quarter of 2009 mostly due to a $2.4 million recovery of a disputed charge related to United’s bank owned life insurance policies that had been expensed in a prior period. For the first six months of 2010, operating expenses of $113 million, excluding the $45.3 million loss from the sale of nonperforming assets, were up $7.6 million from the same period of 2009. Foreclosed property expense, which was up $15.3 million, was primarily responsible for the increase from 2009. The increase in foreclosed property expense was partially offset by a $5.7 million decrease in salaries and benefits expense reflecting the 10% staff reduction that began at the end of the first quarter of 2009. Operating expenses for 2009 exclude a $70 million goodwill impairment charge and $2.9 million in severance costs in the first quarter.
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
Mergers and Acquisitions
On June 19, 2009, the Bank acquired the banking operations of SCB from the FDIC. The Bank acquired $378 million of assets and assumed $367 million of liabilities. The Bank and the FDIC entered loss sharing agreements regarding future losses incurred on loans and foreclosed loan collateral existing at June 19, 2009. Under the terms of the loss sharing agreements, the FDIC will absorb 80% of losses and share in 80% of loss recoveries on the first $109 million of losses, and absorb 95% of losses and share in 95% of loss recoveries on losses exceeding $109 million. The term for loss sharing on 1 to 4 family loans is ten years, while the term for loss sharing on all other loans is five years. The SCB acquisition was accounted for under the purchase method of accounting in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification, Topic 805, Business Combinations (“ASC 805”). United recorded a gain totaling $11.4 million in the second quarter of 2009 resulting from the acquisition, which is a component of fee revenue in the consolidated statement of income. The amount of the gain is equal to the amount by which the fair value of assets purchased exceeded the fair value of liabilities assumed. See Note 3 of the Notes to the unaudited consolidated financial statements for additional information regarding the acquisition.
The results of operations of SCB are included in the consolidated statement of income from the acquisition date of June 19, 2009.
GAAP Reconciliation and Explanation
This Form 10-Q contains non-GAAP financial measures determined by methods other than in accordance with GAAP. Such non-GAAP financial measures include, among others the following: operating revenue, operating expense, operating (loss) income from continuing operations, operating (loss) income, operating earnings (loss) from continuing operations per share, operating earnings (loss) per share, operating earnings (loss) from continuing operations per diluted share and operating earnings (loss) per diluted share. Management uses these non-GAAP financial measures because it believes they are useful for evaluating our operations and performance over periods of time, as well as in managing and evaluating our business and in discussions about our operations and performance. Management believes these non-GAAP financial measures provide users of our financial information with a meaningful measure for assessing our financial results and credit trends, as well as comparison to financial results for prior periods. These non-GAAP financial measures should not be considered as a substitute for operating results determined in accordance with GAAP and may not be comparable to other similarly titled financial measures used by other companies. A reconciliation of these operating performance measures to GAAP performance measures is included in on the table on page 29.

Discontinued Operations
Effective March 31, 2010, United sold its investment in Brintech. As a result, the operations of Brintech are being accounted for as a discontinued operation. All revenue, including the gain from the sale, expenses and income taxes relating to Brintech have been deconsolidated from the consolidated statement of income and are presented on one line titled “(Loss) income from discontinued operations” for all periods presented. Because Brintech’s assets, liabilities and cash flows were not material to the consolidated balance sheet and statement of cash flows, no such adjustments have been made to those financial statements.
Transaction with Fletcher International
The current banking environment, particularly within the Southeast and United’s footprint, has left many financial institutions with a surplus of foreclosed real estate and nonperforming loans, particularly residential construction. Disposing of these nonperforming assets has become increasingly challenging in this environment as those involved in the business of buying, developing and selling real estate — the typical purchasers of foreclosed properties — have themselves been negatively impacted by the housing market and therefore lack the ability to purchase surplus real estate. The build-up of residential construction inventory and lack of buyers, especially in the non-Atlanta markets, has created an imbalance between supply and demand that has sent prices spiraling downward. As a result, most dispositions of problem assets have occurred only by pricing properties at substantial discounts and incurring significant losses which results in a reduction of capital.
The challenge in this environment is to find ways to sell a large quantity of non-performing assets without significantly reducing capital. The transaction with Fletcher International Inc. (“Fletcher Inc.”) and Fletcher International Ltd (“Fletcher Ltd”, together with Fletcher Inc. and their affiliates, “Fletcher”) accomplishes that objective by combining the sale of nonperforming assets with the issuance of equity instruments. Although the transaction with Fletcher is described in more detail below, in essence, Fletcher agreed to acquire certain of United’s more illiquid nonperforming assets and received equity instruments that include a warrant to purchase common stock and the right to purchase convertible preferred stock with an additional warrant to purchase common stock. All of the assets and equity instruments transferred in the transaction were transferred at fair value, which resulted in the recognition of a loss in the consolidated financial statements. The transaction had a slight positive impact on total capital, since the equity instruments exchanged in the transaction increased shareholders’ equity which more than offset the after-tax loss on the transaction.
Description of Transaction
On April 1, 2010, the Bank entered into an asset purchase and sale agreement (the “Asset Purchase Agreement”) with Fletcher Inc. and five affiliated limited liability companies (“LLCs”) formed by Fletcher Inc. for the purpose of acquiring nonperforming assets under the Asset Purchase Agreement. United has no ownership interest in the LLCs. The asset sale transaction was completed on April 30, 2010 with the Bank transferring nonperforming commercial and residential construction loans and foreclosed properties having a carrying value of $103 million in exchange for cash of $20.6 million and notes receivable for $82.5 million. The loans accrue interest at a fixed rate of 3.5% and mature in five years. Principal and interest payments will be made quarterly based on a 30-year amortization schedule. Fletcher Inc. also contributed cash and securities to the LLCs equal to 17.5% of the purchase price to pre-fund the estimated carrying costs of the assets for approximately three years. These funds are held in escrow as additional collateral on the loans and cannot be removed by Fletcher without United’s consent. The securities that can be held by the LLCs are marketable equity securities and funds managed by Fletcher affiliates. Carrying costs include debt service payments, servicing fees and other direct costs associated with holding and managing the underlying properties.
Also on April 1, 2010, United and Fletcher Ltd. entered into a securities purchase agreement (the “Securities Purchase Agreement”) pursuant to which Fletcher Ltd. agreed to purchase from United, and United agreed to issue and sell to Fletcher Ltd., 65,000 shares of United’s Series C convertible preferred stock, par value $1.00 per share (the “Convertible Preferred Stock”), at a purchase price of $1,000 per share, for an aggregate purchase price of $65 million. The Convertible Preferred Stock will bear interest at an annual rate equal to the lesser of 8% or LIBOR + 4%. If all conditions precedent to Fletcher Ltd.’s obligations to purchase the Convertible Preferred Stock have been satisfied and Fletcher Ltd. has not purchased all of the Convertible Preferred Stock by May 26, 2011, it must pay United 5% of the commitment amount not purchased by that date, and it must also pay United an additional 5% of any commitment amount not purchased by May 26, 2012.
The Convertible Preferred Stock is redeemable by Fletcher Ltd. at any time into common stock or non-voting Common Stock Equivalent Junior Preferred Stock (“Junior Preferred Stock”) of United, at an equivalent price of $5.25 per share of common stock (equal to 12,380,952 shares of common stock), subject to certain adjustments. After May 26, 2015, if the closing stock price for United’s common stock is above $12.04, United has the right to require conversion and it is United’s intent to convert all of the then outstanding Convertible Preferred Stock into an equivalent amount of common stock or Junior Preferred Stock.

The Securities Purchase Agreement provides that United shall not effect any conversion or redemption of the Convertible Preferred Stock, and Fletcher Ltd. shall not have the right to convert or redeem any portion of the Convertible Preferred Stock, into common stock to the extent such conversion or redemption would result in aggregate issuances to Fletcher Ltd. in excess of 9.75% of the number of shares of common stock that would be outstanding after giving effect to such conversion or redemption. In the event that United cannot effect a conversion or redemption of the Convertible Preferred Stock into common stock due to this limit, the conversion or redemption shall be effected into an equal number of shares of Junior Preferred Stock.
Concurrently with the payment of the $10 million deposit under the Asset Purchase Agreement by Fletcher, United granted a warrant to Fletcher to purchase Junior Preferred Stock. The warrant was initially equal to $15 million and was increased to $30 million upon the completion of the asset sale pursuant to the Asset Purchase Agreement. An additional $35 million warrant will be issued on a dollar for dollar basis by the aggregate dollar amount of the Convertible Preferred Stock purchased under the Securities Purchase Agreement in excess of $30 million. The $30 million warrant price is equivalent to $4.25 per common share (cash exercise equal to 7,058,824 shares of common stock). The $35 million warrant price is equivalent to $6.02 per common share (cash exercise equal to 5,813,953 shares of common stock). The warrants may only be exercised by net share settlement (cashless exercise) and are exercisable for nine years from April 1, 2010, subject to limited extension upon certain events specified in the warrant agreement. The net shares to be issued to Fletcher Ltd. upon exercise of the warrants will be less than the total shares that would have been issuable (noted above) if the warrants had been exercised for cash payments.
The issuance of the securities described above and the increase in United’s authorized common stock in connection with such issuances required shareholder approval pursuant to the listing requirements of the Nasdaq Global Select Market, which was received at United’s annual meeting of shareholders on May 26, 2010.
Also, as part of the transaction, United and Fletcher entered into a servicing agreement whereby United will act as servicer of the nonperforming assets for Fletcher in exchange for a servicing fee of 20 basis points. The LLCs will pay all direct costs associated with the nonperforming loans and foreclosed properties. Because the servicing arrangement is considered a normal servicing arrangement and the fee is appropriate for the services provided, United did not recognize a servicing asset or liability related to the servicing agreement. Also as part of the servicing agreement, Fletcher maintains decision making authority with regard to the nonperforming loans and foreclosed properties except for minor, routine matters.
Accounting Treatment
The transaction with Fletcher encompasses the sale of nonperforming assets under the Asset Purchase Agreement and the issuance of equity instruments under the Securities Purchase Agreement. Although the Asset Purchase Agreement and the Securities Purchase Agreement are two separate agreements, they were accounted for as part of one transaction because they were entered into simultaneously and the Securities Purchase Agreement was dependent upon the sale of nonperforming assets. United evaluated this transaction to determine whether the transfer should be accounted for as a sale or a secured borrowing and whether the Fletcher LLCs should be consolidated with United. When evaluating whether the transfer should be accounted for as a sale, United primarily evaluated whether control had been surrendered, the rights of Fletcher to exchange and pledge the assets, and whether United retains effective control, which included evaluating any continuing involvement in the assets. Based on the evaluation, the transfer of assets under the Asset Purchase Agreement meets the definition as a sale under current accounting standards and was accounted for as such. United further evaluated whether the Fletcher LLCs should be consolidated which included evaluating whether United has a controlling financial interest and is therefore the primary beneficiary. This evaluation principally included determining whether United directs the activities that have the most significant impact on the LLCs economic performance and whether United has an obligation to absorb losses or the right to receive benefits that could be significant to the LLCs. Based on that evaluation, the LLCs have not been included as part of the consolidated group of subsidiaries in United’s consolidated financial statements.
In addition to evaluating the accounting for the transfer of assets, United considered whether the warrant and the option to purchase convertible preferred stock with an additional warrant should be accounted for as liabilities or equity instruments. In making this evaluation, United considered whether Fletcher or any subsequent holders of the instruments could require settlement of the instruments in cash or other assets rather than common or preferred stock. Because the transaction was structured so that the warrants and option to purchase convertible preferred stock and the additional warrant can only be settled through the issuance of common or preferred stock, United concluded that the warrant and option to purchase convertible preferred stock with an additional warrant should be accounted for as equity instruments.
All of the components of the transaction, including all equity instruments issued under the Securities Purchase Agreement and the notes receivable received as consideration from the sale of nonperforming assets were recorded at fair value. Because the value of the equity instruments and assets exchanged in the transaction exceeded the value of the cash and notes receivable received, United recorded a loss of $45.3 million on the transaction with Fletcher.

The table below presents a summary of the assets and equity instruments transferred and received at their respective fair values ($ in thousands, except per share amounts).

		Fair Value	Fair
	Valuation Approach	Heirarchy	Value
Warrants Issued / Assets Transferred to Fletcher at Fair Value:
Warrant to purchase $30 million in common stock at $4.25 per share	Black-Scholes	Level 3	$17,577	(1)
Option to purchase convertible preferred stock and warrant	Monte-Carlo Simulation	Level 3	22,236	(2)

Fair value of equity instruments recognized in capital surplus			39,813

Foreclosed properties transferred under Asset Purchase Agreement	Appraised Value	Level 2	33,434	(3)
Nonperforming loans transferred under Asset Purchase Agreement	Collateral Appraised Value	Level 2	69,655	(3)

Total nonperforming assets transferred			103,089

Total value of assets and equity instruments transferred			142,902

Cash and Notes Receivable Received in Exchange at Fair Value:
Cash down payment received from asset sale	NA	NA	20,618
Notes receivable (par value $82,471, net of $4,531 discount)	Discounted Cash Flows	Level 3	77,940	(4)

Total value of cash and notes receivable received			98,558

Fair value of assets and equity instruments transferred in excess of cash and notes received			44,344
Transaction fees			1,005

Loss recognized on Fletcher transaction			45,349

Tax benefit			(15,367)

After tax loss			$29,982

Notes

(1)
The $17.6 million value of the $30 million warrant was determined as of April 1, 2010, the date the terms were agreed to and signed. The following modeling assumptions were used: dividend yield — 0%; risk-free interest rate — 3.89%; current stock price — $4.77; term - 9 years; and volatility — 33%. Although most of the modeling assumptions were based on observable data, because of the subjectivity involved in estimating expected volatility, the valuation is considered Level 3.

(2)
The $22.2 million value of the option to purchase convertible preferred stock and warrant was determined by an independent valuation firm using a Monte Carlo Simulation method appropriate for valuing complex securities with derivatives. The model uses 50,000 simulations of daily stock price paths using geometric Brownian motion and incorporates in a unified way all conversion, exercise and contingency conditions. Because of the significant assumptions involved in the valuation process, not all of which were based on observable data, the valuation is considered to be Level 3.

(3)
The $103 million of nonperforming assets sold were transferred at United’s carrying value which had been written down to appraised value. Because the appraisals were based on sales of similar assets (observable data), the valuation is considered to be Level 2.

(4)
The $82.5 million of notes receivable were recorded at their estimated fair value of $77.9 million, net of a $4.5 million interest discount, which was determined based on discounted expected cash flows over the term at a rate commensurate with the credit risk inherent in the notes. The contractual rate on the notes is fixed at 3.5% for five years. The discount rate used for purposes of determining the fair value of the notes was 5.48% based on the terms, structure and risk profile of the notes. Note prepayments were estimated based on the expected marketing times for the underlying collateral since the notes require that principal be reduced as the underlying assets are sold. The valuation is considered Level 3 due to estimated prepayments which have a significant impact on the value and are not based on observable data.

Results of Operations
United reported a net operating loss from continuing operations of $59.5 million for the second quarter of 2010, which included an after-tax loss of $30 million resulting from the sale of nonperforming assets to Fletcher International. This compared to a net operating loss from continuing operations of $23.1 million for the same period in 2009. The 2009 net operating loss from continuing operations excluded a gain on the acquisition of SCB of $7.1 million, net of tax expense. Including the $7.1 million gain on acquisition, the net loss from continuing operations for the second quarter of 2009 was $16.0 million. For the second quarter of 2010, diluted operating loss from continuing operations per share was $.66. This compared to diluted operating loss from continuing operations per share of $.53 for the second quarter of 2009. The diluted operating loss from continuing operations per share for the second quarter of 2010 included $.32 in loss per share related to the sale of nonperforming assets. The diluted operating loss from continuing operations per share for the second quarter of 2009 excluded $.15 in earnings related to the gain on acquisition.
For the first six months of 2010, United reported a net operating loss from continuing operations of $94.0 million, which included the $30.0 million after-tax loss related to the Fletcher transaction. This compared to a net operating loss from continuing operations of $55.3 million for the first six months of 2009, which excluded the $7.1 million gain on acquisition net of tax, a non-recurring, non-cash goodwill impairment charge of $70 million and non-recurring severance costs of $1.8 million. The net loss for the six months ended June 30, 2010, which includes discontinued operations was $92.8 million. Including discontinued operations, the gain on acquisition, goodwill impairment charge and severance costs, net loss was $120 million for the six months ended June 30, 2009. Diluted operating loss from continuing operations per share for the six months ended June 30, 2010 was $1.05 of which the loss on the sale of nonperforming assets to Fletcher represented $.32. This compared to diluted operating loss from continuing operations of $1.24 for the same period in 2009. The diluted operating loss per share for the first six months of 2009 excluded $.15 in earnings per share related to the gain on acquisition and $1.45 and $.04 in loss per share related to the goodwill impairment charge and severance costs, respectively. The net operating losses from continuing operations in the second quarter and first six months of 2010 reflect a higher provision for loan losses, the loss on the sale of nonperforming assets to Fletcher and foreclosed property costs related to the continuing effect of the economic recession and the weak residential construction and housing markets.

Table 1 — Financial Highlights
Selected Financial Information

						Second
	2010		2009			Quarter	For the Six		YTD
(in thousands, except per share	Second	First	Fourth	Third	Second	2010-2009	Months Ended		2010-2009
data; taxable equivalent)	Quarter	Quarter	Quarter	Quarter	Quarter	Change	2010	2009	Change
INCOME SUMMARY
Interest revenue	$87,699	$89,849	$97,481	$101,181	$102,737		$177,548	$206,299
Interest expense	26,072	28,570	33,552	38,177	41,855		54,642	88,005

Net interest revenue	61,627	61,279	63,929	63,004	60,882	1%	122,906	118,294	4%
Provision for loan losses	61,500	75,000	90,000	95,000	60,000		136,500	125,000
Operating fee revenue (1)	11,579	11,666	14,447	13,389	11,305	2	23,245	23,128	1

Total operating revenue (1)	11,706	(2,055)	(11,624)	(18,607)	12,187	(4)	9,651	16,422	(41)
Operating expenses (2)	58,308	54,820	60,126	51,426	53,710	9	113,128	105,498	7
Loss on sale of nonperforming assets	45,349	—	—	—	—		45,349	—

Operating loss from continuing operations before taxes	(91,951)	(56,875)	(71,750)	(70,033)	(41,523)		(148,826)	(89,076)
Operating income tax benefit	(32,419)	(22,417)	(31,687)	(26,252)	(18,394)		(54,836)	(33,815)

Net operating loss from continuing operations (1)(2)	(59,532)	(34,458)	(40,063)	(43,781)	(23,129)		(93,990)	(55,261)
Gain from acquisition, net of tax expense	—	—	—	—	7,062		—	7,062
Noncash goodwill impairment charges	—	—	—	(25,000)	—		—	(70,000)
Severance costs, net of tax benefit	—	—	—	—	—		—	(1,797)
(Loss) income from discontinued operations	—	(101)	228	63	66		(101)	222
Gain from sale of subsidiary, net of income taxes and selling costs	—	1,266	—	—	—		1,266	—

Net loss	(59,532)	(33,293)	(39,835)	(68,718)	(16,001)		(92,825)	(119,774)
Preferred dividends and discount accretion	2,577	2,572	2,567	2,562	2,559		5,149	5,113

Net loss available to common shareholders	$(62,109)	$(35,865)	$(42,402)	$(71,280)	$(18,560)		$(97,974)	$(124,887)

PERFORMANCE MEASURES
Per common share:
Diluted operating loss from continuing operations (1)(2)	$(.66)	$(.39)	$(.45)	$(.93)	$(.53)		$(1.05)	$(1.24)
Diluted loss from continuing operations	(.66)	(.39)	(.45)	(1.43)	(.38)		(1.05)	(2.58)
Diluted loss	(.66)	(.38)	(.45)	(1.43)	(.38)		(1.04)	(2.57)
Stock dividends declared (6)	—	—	—	1 for 130	1 for 130		—	2 for 130
Book value	7.71	7.95	8.36	8.85	13.87		7.71	13.87
Tangible book value (4)	5.39	5.62	6.02	6.50	8.85		5.39	8.85

Key performance ratios:
Return on equity (3)(5)	(35.89)%	(20.10)%	(22.08)%	(45.52)%	(11.42)%		(27.87)%	(36.20)%
Return on assets (5)	(3.10)	(1.70)	(1.91)	(3.32)	(.78)		(2.39)	(2.93)
Net interest margin (5)	3.60	3.49	3.40	3.39	3.28		3.55	3.18
Operating efficiency ratio from continuing operations (1)(2)	141.60	75.22	78.74	68.35	73.68		108.48	74.38
Equity to assets	11.84	11.90	11.94	10.27	10.71		11.87	11.20
Tangible equity to assets (4)	9.26	9.39	9.53	7.55	7.96		9.32	8.10
Tangible common equity to assets (4)	6.91	7.13	7.37	5.36	5.77		7.02	5.93
Tangible common equity to risk-weighted assets (4)	9.97	10.03	10.39	10.67	7.49		9.97	7.49

ASSET QUALITY *
Non-performing loans	$224,335	$280,802	$264,092	$304,381	$287,848		$224,335	$287,848
Foreclosed properties	123,910	136,275	120,770	110,610	104,754		123,910	104,754

Total non-performing assets (NPAs)	348,245	417,077	384,862	414,991	392,602		348,245	392,602
Allowance for loan losses	174,111	173,934	155,602	150,187	145,678		174,111	145,678
Net charge-offs	61,323	56,668	84,585	90,491	58,312		117,991	101,593
Allowance for loan losses to loans	3.57%	3.48%	3.02%	2.80%	2.64%		3.57%	2.64%
Net charge-offs to average loans (5)	4.98	4.51	6.37	6.57	4.18		4.75	3.64
NPAs to loans and foreclosed properties	6.97	8.13	7.30	7.58	6.99		6.97	6.99
NPAs to total assets	4.55	5.32	4.81	4.91	4.63		4.55	4.63

AVERAGE BALANCES ($ in millions)
Loans	$5,011	$5,173	$5,357	$5,565	$5,597	(10)	$5,091	$5,636	(10)
Investment securities	1,532	1,518	1,529	1,615	1,771	(13)	1,525	1,742	(12)
Earning assets	6,854	7,085	7,487	7,401	7,442	(8)	6,969	7,486	(7)
Total assets	7,704	7,946	8,287	8,208	8,212	(6)	7,825	8,291	(6)
Deposits	6,375	6,570	6,835	6,690	6,545	(3)	6,472	6,662	(3)
Shareholders’ equity	912	945	989	843	879	4	929	923	1
Common shares — basic (thousands)	94,524	94,390	94,219	49,771	48,794	94	94,453	48,560	95
Common shares — diluted (thousands)	94,524	94,390	94,219	49,771	48,794	94	94,453	48,560	95

AT PERIOD END ($ in millions)
Loans *	$4,873	$4,992	$5,151	$5,363	$5,513	(12)	$4,873	$5,513	(12)
Investment securities	1,488	1,527	1,530	1,533	1,817	(18)	1,488	1,817	(18)
Total assets	7,652	7,837	8,000	8,444	8,477	(10)	7,652	8,477	(10)
Deposits	6,330	6,488	6,628	6,821	6,849	(8)	6,330	6,849	(8)
Shareholders’ equity	904	926	962	1,007	855	6	904	855	6
Common shares outstanding (thousands)	94,281	94,176	94,046	93,901	48,933	93	94,281	48,933	93

(1)	Excludes the gain from acquisition of $11.4 million, (income tax expense of $4.3 million) in the second quarter of 2009 and revenue generated by discontinued operations in all periods presented.

(2)
Excludes goodwill impairment charges of $25 million and $70 million in the third and first quarters of 2009, respectively, severance costs of $2.9 million, (income tax benefit of $1.1 million) in the first quarter of 2009 and expenses relating to discontinued operations for all periods presented.

(3)	Net loss available to common shareholders, which is net of preferred stock dividends, divided by average realized common equity, which excludes accumulated other comprehensive income (loss).

(4)	Excludes effect of acquisition related intangibles and associated amortization.

(5)	Annualized.

(6)	Number of new shares issued for shares currently held.

*	Excludes loans and foreclosed properties covered by loss sharing agreements with the FDIC.

Table 1 Continued — Operating Earnings to GAAP Earnings Reconciliation
Selected Financial Information

	2010		2009			For the Six
(in thousands, except per share	Second	First	Fourth	Third	Second	Months Ended
data; taxable equivalent)	Quarter	Quarter	Quarter	Quarter	Quarter	2010	2009

Interest revenue reconciliation
Interest revenue — taxable equivalent	$87,699	$89,849	$97,481	$101,181	$102,737	$177,548	$206,299
Taxable equivalent adjustment	(500)	(493)	(601)	(580)	(463)	(993)	(951)

Interest revenue (GAAP)	$87,199	$89,356	$96,880	$100,601	$102,274	$176,555	$205,348

Net interest revenue reconciliation
Net interest revenue — taxable equivalent	$61,627	$61,279	$63,929	$63,004	$60,882	$122,906	$118,294
Taxable equivalent adjustment	(500)	(493)	(601)	(580)	(463)	(993)	(951)

Net interest revenue (GAAP)	$61,127	$60,786	$63,328	$62,424	$60,419	$121,913	$117,343

Fee revenue reconciliation
Operating fee revenue	$11,579	$11,666	$14,447	$13,389	$11,305	$23,245	$23,128
Gain from acquisition	—	—	—	—	11,390	—	11,390

Fee revenue (GAAP)	$11,579	$11,666	$14,447	$13,389	$22,695	$23,245	$34,518

Total revenue reconciliation
Total operating revenue	$11,706	$(2,055)	$(11,624)	$(18,607)	$12,187	$9,651	$16,422
Taxable equivalent adjustment	(500)	(493)	(601)	(580)	(463)	(993)	(951)
Gain from acquisition	—	—	—	—	11,390	—	11,390

Total revenue (GAAP)	$11,206	$(2,548)	$(12,225)	$(19,187)	$23,114	$8,658	$26,861

Expense reconciliation
Operating expense	$103,657	$54,820	$60,126	$51,426	$53,710	$158,477	$105,498
Noncash goodwill impairment charge	—	—	—	25,000	—	—	70,000
Severance costs	—	—	—	—	—	—	2,898

Operating expense (GAAP)	$103,657	$54,820	$60,126	$76,426	$53,710	$158,477	$178,396

Loss from continuing operations before taxes reconciliation
Operating loss from continuing operations before taxes	$(91,951)	$(56,875)	$(71,750)	$(70,033)	$(41,523)	$(148,826)	$(89,076)
Taxable equivalent adjustment	(500)	(493)	(601)	(580)	(463)	(993)	(951)
Gain from acquisition	—	—	—	—	11,390	—	11,390
Noncash goodwill impairment charge	—	—	—	(25,000)	—	—	(70,000)
Severance costs	—	—	—	—	—	—	(2,898)

Loss from continuing operations before taxes (GAAP)	$(92,451)	$(57,368)	$(72,351)	$(95,613)	$(30,596)	$(149,819)	$(151,535)

Income tax benefit reconciliation
Operating income tax benefit	$(32,419)	$(22,417)	$(31,687)	$(26,252)	$(18,394)	$(54,836)	$(33,815)
Taxable equivalent adjustment	(500)	(493)	(601)	(580)	(463)	(993)	(951)
Gain from acquisition, tax expense	—	—	—	—	4,328	—	4,328
Severance costs, tax benefit	—	—	—	—	—	—	(1,101)

Income tax benefit (GAAP)	$(32,919)	$(22,910)	$(32,288)	$(26,832)	$(14,529)	$(55,829)	$(31,539)

Diluted loss from continuing operations per common share reconciliation
Diluted operating loss from continuing operations per common share	$(.66)	$(.39)	$(.45)	$(.93)	$(.53)	$(1.05)	$(1.24)
Gain from acquisition	—	—	—	—	.15	—	.15
Noncash goodwill impairment charge	—	—	—	(.50)	—	—	(1.45)
Severance costs	—	—	—	—	—	—	(.04)

Diluted loss from continuing operations per common share (GAAP)	$(.66)	$(.39)	$(.45)	$(1.43)	$(.38)	$(1.05)	$(2.58)

Book value per common share reconciliation
Tangible book value per common share	$5.39	$5.62	$6.02	$6.50	$8.85	$5.39	$8.85
Effect of goodwill and other intangibles	2.32	2.33	2.34	2.35	5.02	2.32	5.02

Book value per common share (GAAP)	$7.71	$7.95	$8.36	$8.85	$13.87	$7.71	$13.87

Efficiency ratio from continuing operations reconciliation
Operating efficiency ratio from continuing operations	141.60%	75.22%	78.74%	68.35%	73.68%	108.48%	74.38%
Gain from acquisition	—	—	—	—	(9.96)	—	(5.53)
Noncash goodwill impairment charge	—	—	—	33.22	—	—	45.69
Severance costs	—	—	—	—	—	—	1.89

Efficiency ratio from continuing operations (GAAP)	141.60%	75.22%	78.74%	101.57%	63.72%	108.48%	116.43%

Average equity to assets reconciliation
Tangible common equity to assets	6.91%	7.13%	7.37%	5.36%	5.77%	7.02%	5.93%
Effect of preferred equity	2.35	2.26	2.16	2.19	2.19	2.30	2.17

Tangible equity to assets	9.26	9.39	9.53	7.55	7.96	9.32	8.10
Effect of goodwill and other intangibles	2.58	2.51	2.41	2.72	2.75	2.55	3.10

Equity to assets (GAAP)	11.84%	11.90%	11.94%	10.27%	10.71%	11.87%	11.20%

Actual tangible common equity to risk-weighted assets reconciliation
Tangible common equity to risk-weighted assets	9.97%	10.03%	10.39%	10.67%	7.49%	9.97%	7.49%
Effect of other comprehensive income	(.87)	(.85)	(.87)	(.90)	(.72)	(.87)	(.72)
Effect of deferred tax limitation	(2.47)	(1.75)	(1.27)	(.58)	(.22)	(2.47)	(.22)
Effect of trust preferred	1.03	1.00	.97	.92	.90	1.03	.90
Effect of preferred equity	3.41	3.29	3.19	3.04	2.99	3.41	2.99

Tier I capital ratio (Regulatory)	11.07%	11.72%	12.41%	13.15%	10.44%	11.07%	10.44%

Net Interest Revenue (Taxable Equivalent)
Net interest revenue (the difference between the interest earned on assets and the interest paid on deposits and borrowed funds) is the single largest component of total revenue. United actively manages this revenue source to provide optimal levels of revenue while balancing interest rate, credit and liquidity risks. Net interest revenue for the three months ended June 30, 2010 was $61.6 million, up $745,000, or 1%, from the second quarter of 2009. The increase in net interest revenue for the second quarter of 2010 compared to the second quarter of 2009 was due to improvement in the net interest margin, resulting from management’s focus on improving earnings performance. United intensified its focus on loan pricing to ensure that it was being adequately compensated for the credit risk it was taking. Most of the improvement in loan pricing was due to United’s ability to negotiate floors (minimum interest rates) into its floating rate loans. This loan spread improvement, combined with the effect of eased competition on deposit pricing, led to a steady improving trend in the net interest margin from the fourth quarter of 2008 to the second quarter of 2010. In addition, the transaction with Fletcher International removed approximately $70 million of nonperforming loans from United’s portfolio. The improved net interest margin more than offset the reduction in net interest revenue caused by the $588 million decrease in average interest-earning assets primarily due to the reduction in loan balances.
Average loans decreased $586 million, or 10%, from the second quarter last year. The decrease in the loan portfolio was a result of the slowdown in the housing market, particularly in the Atlanta, Georgia MSA, north Georgia and coastal Georgia where period-end loans decreased $232 million, $170 million and $99 million, respectively, from June 30, 2009. Weak lending conditions have also affected United’s other markets. Loan charge-offs, foreclosure activity and management’s efforts to rebalance the loan portfolio by reducing the concentration of residential construction loans have all contributed to declining loan balances. While loan balances have declined, United continues to make new loans. During the second quarter of 2010, United made $101 million in new loans, primarily commercial and small business loans in the Atlanta, Georgia MSA and north Georgia.
Average interest-earning assets for the second quarter 2010 decreased $588 million, or 8%, from the same period in 2009. Decreases of $586 million in average loans and $239 million in the investment securities portfolio were partially offset by a $238 million increase in federal funds sold and other interest-earning assets. Loan demand has been weak due to the poor economy and management’s efforts to reduce United’s exposure to residential construction loans. The increase in federal funds sold and other interest-earning assets was due to purchases of short-term commercial paper and bank certificates of deposit in an effort to temporarily invest excess liquidity. Average interest-bearing liabilities decreased $567 million, or 9%, from the second quarter of 2009 due to the rolling off of higher-cost certificates of deposit as funding needs decreased. The average yield on interest earning assets for the three months ended June 30, 2010, was 5.13%, down 40 basis points from 5.53% for the same period of 2009, reflecting the effect of lower short-term interest rates on United’s prime-based loans as well as increased levels of non-performing loans.
The average cost of interest-bearing liabilities for the second quarter of 2010 was 1.75% compared to 2.56% for the same period of 2009, reflecting the effect of falling rates on United’s floating rate liabilities and United’s ability to reduce deposit pricing. Also contributing to the overall lower rate on interest-bearing liabilities was a shift in the mix of deposits away from more expensive time deposits toward lower-rate transaction deposits. United’s shrinking balance sheet also permitted the reduction of more expensive wholesale borrowings.
The banking industry uses two ratios to measure relative profitability of net interest revenue. The net interest spread measures the difference between the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities. The interest rate spread eliminates the effect of non-interest-bearing deposits and gives a direct perspective on the effect of market interest rate movements. The net interest margin is an indication of the profitability of a company’s investments, and is defined as net interest revenue as a percent of average total interest-earning assets, which includes the positive effect of funding a portion of interest-earning assets with customers’ non-interest bearing deposits and stockholders’ equity.
For the three months ended June 30, 2010 and 2009, the net interest spread was 3.38% and 2.97%, respectively, while the net interest margin was 3.60% and 3.28%, respectively. The improved net interest margin for the quarter reflects management’s focus on improving earnings performance. The margin had been on a downward trend leading up to the first quarter of 2009 as a result of a rise in non-performing assets and higher than normal deposit pricing resulting from competition for deposits. The intense competition occurred due to liquidity pressures affecting the banking industry as a whole in the second half of 2008. Although deposit pricing competition began to ease late in the fourth quarter of 2008, its effects continued to be felt in the second quarter of 2009. At the same time, United intensified its focus on loan pricing to ensure that it was being adequately compensated for the credit risk it was taking. The combined effect of the easing of deposit pricing competition and widening credit spreads in United’s loan portfolio led to the 32 basis point increase in the net interest margin from the second quarter of 2009 to the second quarter of 2010.
For the first six months of 2010, net interest revenue was $123 million, an increase of $4.6 million, or 4% from the first six months of 2009. Average earning assets decreased $517 million, or 7%, during the first six months of 2010 compared the same period a year earlier. The yield on earning assets decreased 42 basis points from 5.55% for the six months ended June 30, 2009, to 5.13% for the six months ended June 30, 2010, primarily as the result of lower interest rates on loans and investments, as well as the continued effects of interest reversals on nonperforming loans. The cost of interest-bearing liabilities over the same period decreased 88 basis points. This resulted in the net interest margin increasing 37 basis points from the six months ended June 30, 2009 to the six months ended June 30, 2010. Factors in the year over year increase were the same as those for the increase from the second quarter of 2009 to the second quarter of 2010.

The following table shows the relationship between interest revenue and expense, and the average amounts of interest-earning assets and interest-bearing liabilities for the three months ended June 30, 2010 and 2009.
Table 2 — Average Consolidated Balance Sheets and Net Interest Analysis
For the Three Months Ended June 30,

	2010			2009
	Average		Avg.	Average		Avg.
(dollars in thousands, taxable equivalent)	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (1)(2)	$5,010,937	$70,640	5.65%	$5,597,259	$81,567	5.85%
Taxable securities (3)	1,503,162	15,534	4.13	1,742,620	20,176	4.63
Tax-exempt securities (1)(3)	28,920	482	6.67	28,862	506	7.01
Federal funds sold and other interest-earning assets	311,475	1,043	1.34	73,437	488	2.66

Total interest-earning assets	6,854,494	87,699	5.13	7,442,178	102,737	5.53

Non-interest-earning assets:
Allowance for loan losses	(193,998)			(147,691)
Cash and due from banks	100,931			101,830
Premises and equipment	181,064			179,446
Other assets (3)	761,803			636,377

Total assets	$7,704,294			$8,212,140

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW	$1,325,099	$1,745	.53	$1,258,134	$2,843	.91
Money market	746,039	1,829	.98	521,989	2,269	1.74
Savings	186,628	83	.18	178,435	121	.27
Time less than $100,000	1,605,308	7,887	1.97	1,894,071	15,342	3.25
Time greater than $100,000	1,110,010	6,102	2.20	1,325,757	11,513	3.48
Brokered	642,954	3,729	2.33	686,070	5,209	3.05

Total interest-bearing deposits	5,616,038	21,375	1.53	5,864,456	37,297	2.55

Federal funds purchased and other borrowings	104,637	1,056	4.05	220,376	595	1.08
Federal Home Loan Bank advances	107,948	974	3.62	309,962	1,203	1.56
Long-term debt	150,097	2,667	7.13	151,019	2,760	7.33

Total borrowed funds	362,682	4,697	5.19	681,357	4,558	2.68

Total interest-bearing liabilities	5,978,720	26,072	1.75	6,545,813	41,855	2.56

Non-interest-bearing liabilities:
Non-interest-bearing deposits	758,558			680,081
Other liabilities	54,931			107,036

Total liabilities	6,792,209			7,332,930
Shareholders’ equity	912,085			879,210

Total liabilities and shareholders’ equity	$7,704,294			$8,212,140

Net interest revenue		$61,627			$60,882

Net interest-rate spread			3.38%			2.97%

Net interest margin (4)			3.60%			3.28%

(1)
Interest revenue on tax-exempt securities and loans has been increased to reflect comparable interest on taxable securities and loans. The rate used was 39%, reflecting the statutory federal income tax rate and the federal tax adjusted state income tax rate.

(2)	Included in the average balance of loans outstanding are loans where the accrual of interest has been discontinued.

(3)	Securities available for sale are shown at amortized cost. Pretax unrealized gains of $43.6 million in 2010 and $14.7 million in 2009 are included in other assets for purposes of this presentation.

(4)	Net interest margin is taxable equivalent net-interest revenue divided by average interest-earning assets.

The following table shows the relationship between interest revenue and expense, and the average amounts of interest-earning assets and interest-bearing liabilities for the six months ended June 30, 2010 and 2009.
Table 3 — Average Consolidated Balance Sheets and Net Interest Analysis
For the Six Months Ended June 30,

	2010			2009
	Average		Avg.	Average		Avg.
(dollars in thousands, taxable equivalent)	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (1)(2)	$5,091,445	$142,859	5.66%	$5,635,942	$163,316	5.84%
Taxable securities (3)	1,495,447	31,426	4.20	1,712,778	40,609	4.74
Tax-exempt securities (1)(3)	29,482	991	6.72	29,453	1,028	6.98
Federal funds sold and other interest-earning assets	352,683	2,272	1.29	107,788	1,346	2.50

Total interest-earning assets	6,969,057	177,548	5.13	7,485,961	206,299	5.55

Non-interest-earning assets:
Allowance for loan losses	(190,662)			(138,297)
Cash and due from banks	102,728			103,113
Premises and equipment	181,493			179,470
Other assets (3)	762,014			661,520

Total assets	$7,824,630			$8,291,767

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW	$1,343,297	$3,599	.54	$1,307,865	$6,180	.95
Money market	734,817	3,586	.98	499,780	4,506	1.82
Savings	183,555	167	.18	175,587	248	.28
Time less than $100,000	1,648,739	16,778	2.05	1,918,349	32,559	3.42
Time greater than $100,000	1,132,767	12,872	2.29	1,359,286	24,338	3.61
Brokered	689,717	8,266	2.42	735,844	11,220	3.07

Total interest-bearing deposits	5,732,892	45,268	1.59	5,996,711	79,051	2.66

Federal funds purchased and other borrowings	103,355	2,094	4.09	185,639	1,148	1.25
Federal Home Loan Bank advances	111,150	1,951	3.54	257,742	2,277	1.78
Long-term debt	150,088	5,329	7.16	151,009	5,529	7.38

Total borrowed funds	364,593	9,374	5.18	594,390	8,954	3.04

Total interest-bearing liabilities	6,097,485	54,642	1.81	6,591,101	88,005	2.69

Non-interest-bearing liabilities:
Non-interest-bearing deposits	738,876			665,170
Other liabilities	59,605			112,382

Total liabilities	6,895,966			7,368,653
Shareholders’ equity	928,664			923,114

Total liabilities and shareholders’ equity	$7,824,630			$8,291,767

Net interest revenue		$122,906			$118,294

Net interest-rate spread			3.32%			2.86%

Net interest margin (4)			3.55%			3.18%

(1)
Interest revenue on tax-exempt securities and loans has been increased to reflect comparable interest on taxable securities and loans. The rate used was 39%, reflecting the statutory federal income tax rate and the federal tax adjusted state income tax rate.

(2)	Included in the average balance of loans outstanding are loans where the accrual of interest has been discontinued.

(3)	Securities available for sale are shown at amortized cost. Pretax unrealized gains of $43.4 million in 2010 and $12.7 million in 2009 are included in other assets for purposes of this presentation.

(4)	Net interest margin is taxable equivalent net-interest revenue divided by average interest-earning assets.

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
Table 4 — Change in Interest Revenue and Expense on a Taxable Equivalent Basis
(in thousands)

	Three Months Ended June 30, 2010			Six Months Ended June 30, 2010
	Compared to 2009			Compared to 2009
	Increase (decrease)			Increase (decrease)
	Due to Changes in			Due to Changes in
	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Loans	$(8,332)	$(2,595)	$(10,927)	$(15,401)	$(5,056)	$(20,457)
Taxable securities	(2,605)	(2,037)	(4,642)	(4,844)	(4,339)	(9,183)
Tax-exempt securities	1	(25)	(24)	3	(40)	(37)
Federal funds sold and other interest-earning assets	901	(346)	555	2,912	(1,986)	926

Total interest-earning assets	(10,035)	(5,003)	(15,038)	(17,330)	(11,421)	(28,751)

Interest-bearing liabilities:
NOW accounts	144	(1,242)	(1,098)	163	(2,744)	(2,581)
Money market accounts	763	(1,203)	(440)	1,627	(2,547)	(920)
Savings deposits	6	(44)	(38)	11	(92)	(81)
Time deposits less than $100,000	(2,082)	(5,373)	(7,455)	(4,100)	(11,681)	(15,781)
Time deposits greater than $100,000	(1,663)	(3,748)	(5,411)	(3,592)	(7,874)	(11,466)
Brokered deposits	(311)	(1,169)	(1,480)	(669)	(2,285)	(2,954)

Total interest-bearing deposits	(3,143)	(12,779)	(15,922)	(6,560)	(27,223)	(33,783)

Federal funds purchased & other borrowings	(450)	911	461	(698)	1,644	946
Federal Home Loan Bank advances	(1,127)	898	(229)	(1,762)	1,436	(326)
Long-term debt	(17)	(76)	(93)	(34)	(166)	(200)

Total borrowed funds	(1,594)	1,733	139	(2,494)	2,914	420

Total interest-bearing liabilities	(4,737)	(11,046)	(15,783)	(9,054)	(24,309)	(33,363)

Increase in net interest revenue	$(5,298)	$6,043	$745	$(8,276)	$12,888	$4,612

Provision for Loan Losses
The provision for loan losses is based on management’s evaluation of losses inherent in the loan portfolio and corresponding analysis of the allowance for loan losses at quarter-end. The provision for loan losses was $61.5 million and $136.5 million for the second quarter and the first six months of 2010, respectively, compared with $60.0 million and $125 million, respectively, for the same periods in 2009. The amount of provision recorded in the second quarter was the amount required such that the total allowance for loan losses reflects, in the estimation of management, the amount of inherent losses in the loan portfolio. The increases in the provision and the allowance for loan losses compared to a year ago were due to continued elevated levels of substandard loans and increased charge-offs, deterioration in the collateral values leading to an expectation of higher charge-offs upon default, further weakening of the residential construction and housing markets, and the recessionary economic environment. For the three and six months ended June 30, 2010, net loan charge-offs as an annualized percentage of average outstanding loans were 4.98% and 4.75%, respectively, compared to 4.18% and 3.64%, respectively, for the same periods in 2009.
As the residential construction and housing markets have struggled, it has been difficult for many builders and developers to obtain cash flow from selling lots and houses needed to service debt. This deterioration of the residential construction and housing market was the primary factor that resulted in higher credit losses and increases in non-performing assets over the last two years. Although a majority of the losses have been within the residential construction and development portion of the portfolio, credit quality deterioration has migrated to other loan categories as unemployment levels have remained high throughout United’s markets. Additional discussion on credit quality and the allowance for loan losses is included in the Asset Quality and Risk Elements section of this report on page 38.

Fee Revenue
Fee revenue for the three and six months ended June 30, 2010 was $11.6 million and $23.2 million, respectively. Fee revenue for the three and six months ended June 30, 2009 was $22.7 million and $34.5 million, respectively. In 2009, fee revenue included an $11.4 million gain on the acquisition of SCB in the second quarter. Excluding the gain on acquisition in 2009, operating fee revenue increased $274,000, or 2%, and $117,000, or 1%, respectively, from the second quarter and first six months of 2009.
The following table presents the components of fee revenue for the second quarters of 2010 and 2009, and the first six months of 2010 and 2009.
Table 5 — Fee Revenue
(dollars in thousands)

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2010	2009	Change	2010	2009	Change

Service charges and fees	$7,993	$7,557	6%	$15,440	$14,591	6%
Mortgage loan and related fees	1,601	2,825	(43)	3,080	5,476	(44)
Brokerage fees	586	497	18	1,153	1,186	(3)
Securities (losses) gains, net	—	(711)		61	(408)
Other	1,399	1,137	23	3,511	2,283	54

Operating fee revenue	11,579	11,305	2	23,245	23,128	1
Gain from acquisition	—	11,390		—	11,390

Total fee revenue	$11,579	$22,695	(49)	$23,245	$34,518	(33)

Service charges and fees of $8.0 million were up $436,000, or 6%, from the second quarter of 2009. For the first six months of 2010, service charges and fees of $15.4 million were up $849,000, or 6%, from the same period in 2009. This increase was primarily due to an increase in new accounts and ATM and debit card usage fees.
Mortgage loans and related fees for the second quarter and first six months of 2010, were down $1.2 million, or 43%, and $2.4 million, or 44%, respectively, from the same periods in 2009. In 2009, refinancing activity reached record levels due to historically low mortgage interest rates. In the second quarter of 2010, United closed 475 loans totaling $70 million compared with 1,008 loans totaling $168 million in the second quarter of 2009. Year-to-date mortgage production in 2010 amounted to 887 loans totaling $135 million, compared to 2,004 loans totaling $342 million for the same period in 2009.
United incurred net securities gains of $61,000 for the six months ended June 30, 2010, which included $950,000 in impairment charges on trust preferred securities of a bank whose financial condition had deteriorated. The impairment charge was more than offset by gains from securities sales. The securities losses of $711,000 and $408,000, respectively, for the second quarter and first six months of 2009 include a charge of $743,000 for the impairment of an equity investment in a financial institution that failed during the second quarter of 2009.
The gain from acquisition recorded in the second quarter of 2009 resulted from the SCB acquisition which was accounted for as a bargain purchase. In this bargain purchase, the fair values of the net assets and liabilities received from the acquisition exceeded the purchase price of those assets and liabilities. With the SCB acquisition, United received assets, including a cash payment from the FDIC, with an estimated fair value of $378 million and liabilities with an estimated fair value of $367 million. The difference between the assets received and liabilities assumed of $11.4 million resulted in a gain from the acquisition.
For the three and six months ended June 30, 2010, other fee revenue increased $262,000, or 23%, and $1.2 million, or 54%, respectively, from the same periods in 2009. This increase is partially due to the ineffectiveness of United’s cash flow and fair value hedges. In the second quarter of 2010, United recognized $239,000 in income from hedge ineffectiveness compared with $36,000 in losses in the second quarter of 2009. For the first six months of 2010, United recognized $849,000 in income from hedge ineffectiveness compared with $172,000 for the same period of 2009. Bank owned life insurance (“BOLI”) earnings also contributed to the year-to-date increase in other fee revenue. In the second half of 2008 and through the first quarter of 2009, United’s BOLI assets were held in money market funds that yielded nominal earnings on the cash surrender value due to a dispute with the carrier that was settled in the second quarter of 2009.

Operating Expenses
The following table presents the components of operating expenses for the three and six months ended June 30, 2010 and 2009. The table is presented to reflect Brintech as a discontinued operation, and accordingly, operating expenses associated with Brintech have been excluded from the table for all periods presented.
Table 6 — Operating Expenses
(dollars in thousands)

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2010	2009	Change	2010	2009	Change

Salaries and employee benefits	$23,590	$26,305	(10)%	$47,950	$53,618	(11)%
Communications and equipment	3,511	3,571	(2)	6,784	7,217	(6)
Occupancy	3,836	3,818	—	7,650	7,587	1
Advertising and public relations	1,352	1,125	20	2,395	2,169	10
Postage, printing and supplies	765	1,288	(41)	1,990	2,463	(19)
Professional fees	2,178	3,195	(32)	4,121	6,476	(36)
Foreclosed property	14,540	5,737	153	25,353	10,056	152
FDIC assessments and other regulatory charges	3,566	6,810	(48)	7,192	9,492	(24)
Amortization of intangibles	794	739	7	1,596	1,478	8
Other	4,176	1,122	272	8,097	4,942	64

	58,308	53,710	9	113,128	105,498	7
Loss on sale of nonperforming assets	45,349	—		45,349	—

Operating expenses, excluding non-recurring items	103,657	53,710	93	158,477	105,498	50
Goodwill impairment	—	—		—	70,000
Severance costs	—	—		—	2,898

Total operating expenses	$103,657	$53,710	93	$158,477	$178,396	(11)

Operating expenses before the loss on sale of nonperforming assets and non-recurring items for the second quarter of 2010 were $58.3 million, up $4.6 million, or 9%, from the second quarter of 2009. The $45.3 million loss on the sale of nonperforming assets to Fletcher is primarily responsible for the increase in operating expenses excluding non-recurring items. Although the loss from the bulk sale of nonperforming assets resulted from an isolated event, because disposition of nonperforming assets is considered an operating activity, it is not excluded from operating expenses as a non-recurring item but has been separated to make trend comparisons more meaningful. For the six months ended June 30, 2010, total operating expenses before the loss on sale of nonperforming assets and non-recurring items were $113 million, compared to $105 million for the same period in 2009, which excluded a $70 million charge for goodwill impairment and $2.9 million in severance costs relating to a reduction in force. Including the loss on sale of nonperforming assets and those non-recurring charges, operating expenses for the second quarter of 2010 and 2009 were $104 million and $53.7 million, respectively, and for the first six months of 2010 and 2009 were $158 million and $178 million, respectively.
Salaries and employee benefits for the second quarter 2010 totaled $23.6 million, down $2.7 million, or 10%, from the same period of 2009. For the first six months of 2010, salaries and employee benefits of $48.0 million were down $5.7 million, or 11%, from the first six months of 2009. The decrease is related to the reduction in force at the end of the first quarter of 2009. Headcount totaled 1,821 at June 30, 2010, down from 1,956 at December 31, 2008, reflecting the reduction in force initiated at the end of the first quarter of 2009. This reduction in workforce was partially offset by the addition of 39 employees resulting from the acquisition of SCB in the second quarter of 2009.
Communications and equipment expense of $3.5 million and $6.8 million, respectively, for the three and six months ended June 30, 2010, was down $60,000, or 2% and $433,000 or 6%, respectively, compared to the same periods in 2009. The decrease was primarily due to a reduction in depreciation and maintenance charges.
Advertising and public relations expense of $1.4 million and $2.4 million, respectively, for the three and six months ended June 30, 2010, was up $227,000, or 20%, and $226,000, or 10%, respectively, compared to the same periods in 2009. The increase was primarily related to advertising campaigns and promotions aimed at increasing core transaction deposits through United’s “Strong Bank, Strong Service” marketing initiative which has been very successful in adding $224 million in core transaction deposits in the past twelve months.

Postage, printing and supplies expense for the second quarter of 2010 totaled $765,000, down $523,000, or 41%, from the same period of 2009. For the first six months of 2010, postage, printing and supplies expense of $2.0 million was down $473,000, or 19%, from the first six months of 2009. United continued its efforts to encourage customers to accept electronic statements and controlled courier expense through the use of remote capture technology.
Professional fees for the second quarter of 2010 of $2.2 million were down $1.0 million, or 32%, from the same period in 2009. Year-to-date professional fees of $4.1 million were down $2.4 million, or 36%, over the same period in 2009. During the first quarter of 2009, United was engaged in a project to improve operational efficiency and to reduce operating expenses. Consulting services related to that project were performed by Brintech, a wholly-owned subsidiary at the time. Since the table above is presented with Brintech as a discontinued operation, the fees charged by Brintech for those services are no longer eliminated in this table and the Consolidated Statement of Income, and are therefore reflected in the balance of professional fees for the second quarter and first six months of 2009. Lower legal fees in 2010 for credit-related work also contributed to the decrease in professional fees.
Foreclosed property expense of $14.5 million for the second quarter of 2010 was up $8.8 million from the second quarter of 2009. For the six months ended June 30, 2010, foreclosed property expense totaled $25.4 million, compared to $10.1 million for the same period in 2009. Foreclosed property expenses have remained elevated throughout the weak economic cycle. This expense category includes legal fees, property taxes, marketing costs, utility services, maintenance and repair charges, as well as realized losses and write downs associated with foreclosed properties. Realized losses and write downs totaled $11.2 million and $19.3 million for the three and six months ended June 30, 2010, respectively, compared to $2.6 million and $4.2 million for the same period of 2009.
FDIC assessments and other regulatory charges of $3.6 million, and $7.2 million, respectively, for the second quarter and first six months of 2010, decreased $3.3 million and $2.3 million, respectively, from the second quarter and first six months of 2009. The decrease was attributable to the one-time special assessment from the FDIC charged to all depository institutions in 2009.
Other expense of $4.2 million for the second quarter of 2010 increased $3.1 million from the second quarter of 2009. Year-to-date, other expenses of $8.1 million increased $3.2 million from the first six months of 2009. The increase was the result of an accrual reversal in the second quarter of 2009 for $2.4 million related to a disputed charge from the transfer of BOLI investments. The disputed charge was settled in United’s favor during the second quarter of 2009, and reduced other expenses for the period.
Income Taxes
Income tax benefit for the second quarter 2010 was $32.9 million as compared with income tax benefit of $14.5 million for the second quarter of 2009, representing an effective tax rate of 35.6% and 47.5%, respectively. For the first six months of 2010, income tax benefit was $55.8 million as compared with income tax benefit of $31.5 million for the same period in 2009, representing an effective tax rate of 37.3% and 20.8%, respectively. The effective tax rates were different from the statutory tax rates primarily due to interest revenue on certain investment securities and loans that are exempt from income taxes, tax exempt fee revenue, tax credits received on affordable housing investments, goodwill impairment charges and the change in valuation allowance on deferred tax assets as discussed below.
The effective tax rate for the second quarter and first six months of 2010 reflects the tax treatment of the loss on the sale of nonperforming assets to Fletcher and an increase in the valuation allowance on deferred tax assets related to state tax credits with short carryforward periods that are expected to expire unused. An effective tax rate of 40% is expected for the remainder of the year.
The effective tax rate for the second quarter of 2009 reflects a decision by management to reinstate certain BOLI policies which United had surrendered in the third quarter of 2008. United notified the carrier of its intent to surrender the policies in the fourth quarter of 2008 due to a dispute with the carrier. The policies required a six month waiting period before the surrender became effective. Prior to the expiration of the six month waiting period, United and the carrier were able to reach an acceptable settlement of the dispute and the surrender transaction was terminated. The tax charge recorded in 2008 was reversed during the second quarter of 2009. The effective tax rate for the second quarter of 2009, absent the BOLI credit, would have been 38%.
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
Management determined that it is more likely than not that approximately $5.2 million at June 30, 2010 and $2.3 million at June 30, 2009, net of Federal benefit, in state low income housing tax credits will expire unused due to their very short three to five year carry forward period. There were no unusual tax items in the second quarter or six months ended June 30, 2010, and the effective tax rate of 40% is the expected effective tax rate for the remainder of the year.

At June 30, 2010, United had net deferred tax assets of $127 million, including a valuation allowance of $5.2 million related to state tax credits that are expected to expire unused. Accounting Standards Codification Topic 740, Income Taxes, requires that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. United’s management considers both positive and negative evidence and analyzes changes in near-term market conditions as well as other factors which may impact future operating results. In making such judgments, significant weight is given to evidence that can be objectively verified. At June 30, 2010, United’s management believes that it is more likely than not that, with the exception of those state tax credits that are expected to expire unused due to a relatively short carryforward period of only three to five years, it will be able to realize its deferred tax benefits through its ability to carry losses forward to future profitable years. Despite recent losses and the challenging economic environment, United has a history of strong earnings, is well-capitalized, continues to grow its core customer deposit base while maintaining very high customer satisfaction scores, and has cautiously optimistic expectations regarding future taxable income. The deferred tax assets are analyzed quarterly for changes affecting realizability, and there can be no guarantee that a valuation allowance will not be necessary in future periods.
Additional information regarding income taxes can be found in Note 14 to the consolidated financial statements filed with United’s 2009 Form 10-K.
Balance Sheet Review
Total assets at June 30, 2010 and 2009 were $7.7 billion and $8.5 billion, respectively. Average total assets for the second quarter of 2010 were $7.7 billion, down from $8.2 billion in the second quarter of 2009.
Loans
The following table presents a summary of the loan portfolio.
Table 7 — Loans Outstanding (excludes loans covered by loss share agreement)
(dollars in thousands)

	June 30,	December 31,	June 30,
	2010	2009	2009
By Loan Type
Commercial (secured by real estate)	$1,780,142	$1,779,398	$1,796,560
Commercial construction	342,140	362,566	378,779
Commercial (commercial and industrial)	441,097	390,520	399,564

Total commercial	2,563,379	2,532,484	2,574,903
Residential construction	819,930	1,050,065	1,315,353
Residential mortgage	1,355,582	1,427,198	1,469,754
Installment	134,139	141,729	153,077

Total loans	$4,873,030	$5,151,476	$5,513,087

As a percentage of total loans:
Commercial (secured by real estate)	36%	34%	32%
Commercial construction	7	7	7
Commercial (commercial and industrial)	9	8	7

Total commercial	52	49	46
Residential construction	17	20	24
Residential mortgage	28	28	27
Installment	3	3	3

Total	100%	100%	100%

By Geographic Location
Atlanta MSA	$1,373,631	$1,435,223	$1,604,501
Gainesville MSA	343,351	389,766	413,065
North Georgia	1,807,704	1,883,880	1,977,991
Western North Carolina	737,639	771,709	794,251
Coastal Georgia	355,719	405,689	455,143
East Tennessee	254,986	265,209	268,136

Total loans	$4,873,030	$5,151,476	$5,513,087

Substantially all of United’s loans are to customers located in the immediate market areas of its community banks in Georgia, North Carolina, and Tennessee. At June 30, 2010, total loans, excluding loans acquired from SCB that are covered by loss sharing agreements with the FDIC, were $4.9 billion, a decrease of $640 million, or 12%, from June 30, 2009. The rate of loan growth began to decline in the first quarter of 2007 and the balances have continued to decline through 2008, 2009 and into 2010. The decrease in the loan portfolio began with deterioration in the residential construction and housing markets. This deterioration resulted in part in an oversupply of lot inventory, houses and land within United’s markets, which further slowed construction activities and acquisition and development projects. To date, the decline in the housing market has been most severe in the Atlanta, Georgia MSA although there has been migration of deterioration into United’s other markets, particularly north Georgia. The resulting recession that began in the housing market led to high rates of unemployment that resulted in stress in the other segments of United’s loan portfolio.
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
Table 8 — Performing Substandard Loans
(dollars in thousands)

	June 30,	March 31,	December 31,	September 30,	June 30,
	2010	2010	2009	2009	2009

Commercial (sec. by RE)	$140,805	$151,573	$123,738	$93,454	$69,657
Commercial construction	78,436	75,304	51,696	50,888	36,316
Commercial & industrial	22,052	35,474	33,976	34,491	11,814

Total commercial	241,293	262,351	209,410	178,833	117,787
Residential construction	149,305	153,799	196,909	207,711	148,094
Residential mortgage	79,484	80,812	79,579	83,504	71,959
Installment	4,364	3,922	3,554	3,199	3,466

Total	$474,446	$500,884	$489,452	$473,247	$341,306

At June 30, 2010, performing substandard loans totaled $474 million and decreased $26.4 million from the prior quarter-end, and increased $133 million from a year ago. Residential construction loans, particularly in Atlanta, have represented the largest proportion of both performing substandard and nonperforming loans. However, the balance of performing substandard residential construction loans has been declining since the third quarter of 2009, as problems in that portfolio segment are being resolved. The year-over-year increase in substandard residential mortgages is primarily related to rising unemployment rates. The year-over-year increase in substandard commercial loans reflects the recessionary economic environment. The amount of downgrades to the substandard category declined in the second quarter of 2010 leading to a decrease in performing substandard loans from March 31, 2010.
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

The following table presents a summary of the changes in the allowance for loan losses for the three and six months ended June 30, 2010 and 2009.
Table 9 — Allowance for Loan Losses
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Balance beginning of period	$173,934	$143,990	$155,602	$122,271
Provision for loan losses	61,500	60,000	136,500	125,000
Charge-offs:
Commercial (secured by real estate)	9,791	5,989	12,727	6,854
Commercial construction	1,460	757	3,671	811
Commercial (commercial and industrial)	1,764	4,977	6,318	6,185
Residential construction	41,781	44,645	85,971	82,612
Residential mortgage	6,752	3,589	11,392	6,700
Installment	1,417	981	2,546	1,907

Total loans charged-off	62,965	60,938	122,625	105,069

Recoveries:
Commercial (secured by real estate)	34	3	1,006	42
Commercial construction	—	1	5	1
Commercial (commercial and industrial)	897	1,870	1,341	2,205
Residential construction	266	405	1,356	610
Residential mortgage	235	64	324	191
Installment	210	283	602	427

Total recoveries	1,642	2,626	4,634	3,476

Net charge-offs	61,323	58,312	117,991	101,593

Balance end of period	$174,111	$145,678	$174,111	$145,678

Total loans: *
At period-end	$4,873,030	$5,513,087	$4,873,030	$5,513,087
Average	4,934,224	5,583,962	5,012,415	5,629,256

Allowance as a percentage of period-end loans	3.57%	2.64%	3.57%	2.64%

As a percentage of average loans:
Net charge-offs	4.98	4.18	4.75	3.64
Provision for loan losses	5.00	4.31	5.49	4.48
Allowance as a percentage of non-performing loans **	78	51	78	51

*	Excludes loans covered by loss sharing agreements with the FDIC

**	Excluding impaired loans with no allocated reserve, the coverage ratio was 234% and 82% at June 30, 2010 and 2009.
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
Management believes that the allowance for loan losses at June 30, 2010 reflects the losses inherent in the loan portfolio. This assessment involves uncertainty and judgment; therefore, the adequacy of the allowance for loan losses cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require adjustments to the provision for loan losses in future periods if, in their opinion, the results of their review warrant such additions. See the “Critical Accounting Policies” section in United’s Annual Report on Form 10-K for additional information on the allowance for loan losses.

Non-performing Assets
The table below summarizes non-performing assets, excluding SCB’s assets covered by the loss-sharing agreement with the FDIC. Those assets have been excluded from non-performing assets, as the loss-sharing agreement with the FDIC and purchase price adjustments to reflect credit losses effectively eliminate the likelihood of recognizing any losses on the covered assets.
Table 10 — Non-Performing Assets
(dollars in thousands)

	June 30,	December 31,	June 30,
	2010	2009	2009
Non-performing loans*	$224,335	$264,092	$287,848
Foreclosed properties (OREO)	123,910	120,770	104,754

Total non-performing assets	$348,245	$384,862	$392,602

Non-performing loans as a percentage of total loans	4.60%	5.13%	5.22%
Non-performing assets as a percentage of total loans and OREO	6.97	7.30	6.99
Non-performing assets as a percentage of total assets	4.55	4.81	4.63

*	There were no loans 90 days or more past due that were still accruing at period end.
At June 30, 2010, non-performing loans were $224 million, compared to $264 million at December 31, 2009 and $289 million at June 30, 2009. The ratio of non-performing loans to total loans decreased from December 31, 2009 and June 30, 2009 due the sale of approximately $70 million nonperforming loans to Fletcher. Non-performing assets, which include non-performing loans and foreclosed real estate, totaled $348 million at June 30, 2009, compared with $385 million at December 31, 2009 and $393 million at June 30, 2009. The sale of approximately $68 million of foreclosed properties in the second quarter of 2010, including $33 million to Fletcher, was offset by the addition of approximately $67 million of new foreclosed properties. United’s position throughout the recession has been to actively and aggressively work to dispose of problem assets quickly.
The following table summarizes non-performing assets by category and market. As with Tables 7, 8 and 10, assets covered by the loss-sharing agreement with the FDIC, related to the acquisition of SCB, are excluded from this table.
Table 11 — Nonperforming Assets by Quarter
(in thousands)

	June 30, 2010 (1)			December 31, 2009 (1)			June 30, 2009 (1)
	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total
	Loans	Properties	NPAs	Loans	Properties	NPAs	Loans	Properties	NPAs
BY CATEGORY
Commercial (sec. by RE)	$56,013	$13,297	$69,310	$37,040	$15,842	$52,882	$37,755	$5,395	$43,150
Commercial construction	17,872	11,339	29,211	19,976	9,761	29,737	15,717	5,847	21,564
Commercial & industrial	7,245	—	7,245	3,946	—	3,946	11,378	—	11,378

Total commercial	81,130	24,636	105,766	60,962	25,603	86,565	64,850	11,242	76,092
Residential construction	88,375	74,444	162,819	142,332	76,519	218,851	176,400	81,648	258,048
Residential mortgage	53,175	24,830	78,005	58,767	18,648	77,415	44,256	11,864	56,120
Consumer / installment	1,655	—	1,655	2,031	—	2,031	2,342	—	2,342

Total NPAs	$224,335	$123,910	$348,245	$264,092	$120,770	$384,862	$287,848	$104,754	$392,602

BY MARKET
Atlanta MSA	$74,031	$30,605	$104,636	$106,536	$41,125	$147,661	$148,155	$50,450	$198,605
Gainesville MSA	10,730	2,750	13,480	5,074	2,614	7,688	9,745	3,511	13,256
North Georgia	102,198	60,597	162,795	87,598	53,072	140,670	72,174	37,454	109,628
Western North Carolina	22,776	11,473	34,249	29,610	5,096	34,706	21,814	7,245	29,059
Coastal Georgia	8,341	16,548	24,889	26,871	17,150	44,021	30,311	3,904	34,215
East Tennessee	6,259	1,937	8,196	8,403	1,713	10,116	5,649	2,190	7,839

Total NPAs	$224,335	$123,910	$348,245	$264,092	$120,770	$384,862	$287,848	$104,754	$392,602

(1)	Excludes non-performing loans and foreclosed properties covered by the loss-sharing agreement with the FDIC, related to the acquisition of SCB.

Non-performing assets in the residential construction category were $163 million at June 30, 2010, compared with $258 million at June 30, 2009, a decrease of $95.2 million, or 37%. While residential construction non-performing assets have begun to decrease, other categories of non-performing assets have experienced significant increases. Commercial non-performing assets of $106 million at June 30, 2010 increased $29.7 million over the prior year and residential mortgage non-performing assets of $78.0 million increased $21.9 million from June 30, 2009. As described previously, the majority of the increase in non-performing assets had been in the Atlanta, Georgia MSA, however Atlanta non-performing assets have been declining, down $94.0 million from June 30, 2009. At the same time, credit problems have migrated beyond Atlanta and are having a greater impact in United’s other markets. United’s north Georgia and western North Carolina markets have seen significant increases. Non-performing assets in the north Georgia market at June 30, 2010 were $163 million, compared to $110 million at the end of the second quarter of 2009. United’s western North Carolina market’s non-performing assets increased $5.2 million from June 30, 2009.
At June 30, 2010 and December 31, 2009, United had $77.9 million and $60.4 million, respectively, in loans with terms that have been modified in a troubled debt restructuring (“TDR”). Included therein were $11.0 million and $7.0 million of TDRs that were not performing in accordance with their modified terms and were included in non-performing loans. The remaining TDRs with an aggregate balance of $66.9 million and $53.4 million, respectively, were performing according to their modified terms and are therefore not considered to be non-performing assets. There were no TDRs reported as of June 30, 2009.
At June 30, 2010, December 31, 2009, and June 30, 2009, there were $163 million, $198 million and $224 million, respectively, of loans classified as impaired. Included in impaired loans at June 30, 2010, December 31, 2009 and June 30, 2009, was $150 million, $182 million and $110 million, respectively, that did not require specific reserves or had previously been charged down to net realizable value. The remaining balance of impaired loans at June 30, 2010, December 31, 2009 and June 30, 2009, of $12.5 million, $16.1 million and $113 million, respectively had specific reserves that totaled $1.1 million, $3.0 million and $24.9 million. The average recorded investment in impaired loans for the quarters ended June 30, 2010 and 2009 was $171 million and $248 million, respectively. There was no interest revenue recognized on loans while they were impaired for the first six months of 2010 or 2009.
The table below summarizes activity in non-performing assets by quarter. Assets covered by the loss sharing agreement with the FDIC, related to the acquisition of SCB, are not included in this table.
Table 12 — Activity in Nonperforming Assets by Quarter
(in thousands)

	Second Quarter 2010 (1)			Second Quarter 2009 (1)
	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total
	Loans	Properties	NPAs	Loans	Properties	NPAs

Beginning Balance	$280,802	$136,275	$417,077	$259,155	$75,383	$334,538
Loans placed on non-accrual	155,007	—	155,007	169,351	—	169,351
Payments received	(12,189)	—	(12,189)	(15,597)	—	(15,597)
Loan charge-offs	(62,693)	—	(62,693)	(60,644)	—	(60,644)
Foreclosures	(66,994)	66,994	—	(64,417)	64,417	—
Capitalized costs	—	305	305	—	1,324	1,324
Note / property sales	(69,598)	(68,472)	(138,070)	—	(33,752)	(33,752)
Write downs	—	(6,094)	(6,094)	—	(2,738)	(2,738)
Net gains (losses) on sales	—	(5,098)	(5,098)	—	120	120

Ending Balance	$224,335	$123,910	$348,245	$287,848	$104,754	$392,602

	First Six Months 2010 (1)			First Six Months 2009 (1)
	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total
	Loans	Properties	NPAs	Loans	Properties	NPAs

Beginning Balance	$264,092	$120,770	$384,862	$190,723	$59,768	$250,491
Loans placed on non-accrual	294,037	—	294,037	345,110	—	345,110
Payments received	(17,922)	—	(17,922)	(40,375)	—	(40,375)
Loan charge-offs	(121,590)	—	(121,590)	(104,451)	—	(104,451)
Foreclosures	(116,227)	116,227	—	(103,159)	103,159	—
Capitalized costs	—	625	625	—	2,776	2,776
Note / property sales	(78,055)	(94,423)	(172,478)	—	(56,751)	(56,751)
Write downs	—	(10,673)	(10,673)	—	(4,889)	(4,889)
Net gains (losses) on sales	—	(8,616)	(8,616)	—	691	691

Ending Balance	$224,335	$123,910	$348,245	$287,848	$104,754	$392,602

(1)	Excludes non-performing loans and foreclosed properties covered by the loss-sharing agreement with the FDIC, related to the acquisition of SCB.

Foreclosed property is initially recorded at fair value, less cost to sell. If the fair value, less costs to sell at the time of foreclosure, is less than the loan balance, the deficiency is charged against the allowance for loan losses. If the fair value, less estimated costs to sell, of the foreclosed property decreases during the holding period, a valuation allowance is established with a charge to foreclosed property costs. When the foreclosed property is sold, a gain or loss is recognized on the sale for the difference between the sales proceeds and the carrying amount of the property. Financed sales of OREO are accounted for in accordance with Accounting Standards Codification, Topic 360, Subtopic 20, Real Estate Sales. For the second quarter and first six months of 2010, United transferred foreclosures into OREO of $67.0 and $116 million, respectively. During the same periods, proceeds from sales of OREO were $68.5 million and $94.4 million, respectively. During the second quarter of 2010, United sold approximately $33 million in foreclosed properties to Fletcher.
Investment Securities
The composition of the investment securities portfolio reflects United’s investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of revenue. The investment securities portfolio also provides a balance to interest rate risk and credit risk in other categories of the balance sheet while providing a vehicle for the investment of available funds, furnishing liquidity, and supplying securities to pledge as required collateral for certain deposits. Total investment securities at June 30, 2010 decreased $329 million from a year ago. During the second quarter of 2010, United transferred securities available for sale with a fair value of $315 million to held to maturity. At June 30, 2010, United had securities held to maturity with a carrying value of $322 million and securities available for sale totaling $1.2 billion. At June 30, 2010, December 31, 2009, and June 30, 2009, the securities portfolio represented approximately 19%, 19%, and 21% of total assets, respectively.
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
Conditions in the second quarter of 2010 did not lead management to believe that further impairment existed at the time. During the first quarter of 2009, United’s stock price fell from $13.58 at December 31, 2008 to a low of $2.28 in the first quarter and ended the first quarter of 2009 at $4.16. Management believed this fall in stock price reflected uncertainty about the economic cycle. Additionally, the stock prices of the peer group used as part of the valuation analysis in the December 31, 2008 goodwill impairment assessment experienced similar declines. The ongoing economic recession resulted in lower earnings with higher credit costs and those costs have been reflected in the income statement as well as valuation adjustments to the loan balances through increases to the level of the allowance for loan losses. With the stock price trading at a significant discount to book value and tangible book value, in addition to these other factors, management believed that goodwill should be re-assessed for impairment in the first quarter of 2009. As a result of this assessment, United recognized a goodwill impairment charge to earnings in the amount of $70 million during the first quarter of 2009. No goodwill impairment was recognized in the second quarter of 2009.
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
Deposits
United initiated several programs in early 2009 to improve core earnings by growing customer transaction deposit accounts and lowering pricing on deposit accounts to improve its net interest margin and increase net interest revenue. The programs were very successful in increasing core transaction deposit accounts and reducing more costly time deposit balances as United’s funding needs decreased due to lower loan demand.
Total deposits as of June 30, 2010 were $6.3 billion, a decrease of $519 million, or 8%, from June 30, 2009. Total non-interest-bearing demand deposit accounts of $780 million increased $65.3 million, or 9%, due to the success of the core deposit programs. NOW, money market and savings accounts of $2.3 billion increased $241 million, or 12%, which included $83 million of growth in public NOW accounts.
Total time deposits, excluding brokered deposits, as of June 30, 2010 were $2.7 billion, down $675 million from June 30, 2009. Time deposits less than $100,000 totaled $1.6 billion, a decrease of $417 million, or 21%, from a year ago. Time deposits of $100,000 and greater totaled $1.1 billion as of June 30, 2010, a decrease of $258 million, or 19%, from June 30, 2009. During the second quarter of 2008, United made a decision to actively pursue time deposits by offering a 15 month certificate of deposit at an attractive rate, in order to increase liquidity. The program was successful in adding over $400 million of customer deposits. Most of those certificates of deposit matured in the third quarter of 2009 and United did not offer a special rate upon their maturity. Approximately half of the certificates of deposit that were part of the 15-month special renewed at standard rates in effect at the time of renewal. The other half left the bank, accounting for a large part of the decline in the balance in certificates of deposit from a year ago. United lowered its rates on non-special certificates during 2009, allowing balances to decline as United’s funding needs have declined due to weak loan demand. Brokered deposits as of June 30, 2010 were $612 million, compared to $763 million at June 30, 2009.
Wholesale Funding
The Bank is a shareholder in the Federal Home Loan Bank (“FHLB”) of Atlanta. Through this affiliation, FHLB secured advances totaled $104 million and $283 million as of June 30, 2010 and 2009, respectively. United anticipates continued use of this short- and long-term source of funds. FHLB advances outstanding at June 30, 2010 had fixed interest rates from 2.85% to 4.49%. Additional information regarding FHLB advances, is provided in Note 10 to the consolidated financial statements included in United’s 2009 Form 10-K.
At June 30, 2010, United had $104 million in Federal funds purchased, repurchase agreements, and other short-term borrowings outstanding, compared to $252 million outstanding at June 30, 2009. United takes advantage of these additional sources of liquidity when rates are favorable compared to other forms of short-term borrowings, such as FHLB advances and brokered deposits.
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
One of the tools management uses to estimate the sensitivity of net interest revenue to changes in interest rates is an asset/liability simulation model. Resulting estimates are based upon a number of assumptions for each scenario, including the level of balance sheet growth, loan and deposit repricing characteristics and the rate of prepayments. The ALCO regularly reviews the assumptions for accuracy based on historical data and future expectations, however, actual net interest revenue may differ from model results. The primary objective of the simulation model is to measure the potential change in net interest revenue over time using multiple interest rate scenarios. The base scenario assumes rates remain flat and is the scenario to which all others are compared in order to measure the change in net interest revenue. Policy limits are based on gradually rising and falling rate scenarios, which are compared to this base scenario. Another commonly analyzed scenario is a most-likely scenario that projects the expected change in rates based on the slope of the yield curve. Other scenarios analyzed may include rate shocks, narrowing or widening spreads, and yield curve steepening or flattening. While policy scenarios focus on a twelve month time frame, longer time horizons are also modeled.

United’s policy is based on the 12-month impact on net interest revenue of interest rate ramps that increase 200 basis points and decrease 200 basis points from the base scenario. In the ramp scenarios, rates change 25 basis points per month over the initial eight months. The policy limits the change in net interest revenue over the next 12 months to a 10% decrease in either scenario. The policy ramp and base scenarios assume a static balance sheet. Historically low rates on June 30, 2010 made use of the down 200 basis points scenario problematic. At June 30, 2010 United’s simulation model indicated that a 200 basis point increase in rates would cause an approximate .4% increase in net interest revenue over the next twelve months, and a 25 basis point decrease would cause an approximate .2% decrease in net interest revenue over the next twelve months. At June 30, 2009, United’s simulation model indicated that a 200 basis point increase in rates would cause an approximate 1.2% decrease in net interest revenue over the next twelve months and a 25 basis point decrease in rates would cause an approximate .6% increase in net interest revenue over the next twelve months.
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
Table 13 — Derivative Financial Instruments
As of June 30, 2010 (dollars in thousands)

		Rate
	Notional	Received /
Type/Maturity	Amount	Floor Rate	Rate Paid	Fair Value (3)
Fair Value Hedges:
LIBOR Swaps (Brokered CDs)
August 27, 2010 (1)	$50,000	4.30%	1.42%	$223
September 22, 2010 (2)	50,000	4.25	1.59	295
September 30, 2010 (1)	95,000	4.25	1.42	649

Total Fair Value Hedges	$195,000	4.26	1.46	$1,167

(1)	Rate Paid equals 1-Month LIBOR plus 1.075

(2)	Rate Paid equals 1-Month LIBOR plus 1.2435

(3)	Excludes accrued interest
United’s derivative financial instruments are classified as either cash flow or fair value hedges. The change in fair value of cash flow hedges is recognized in other comprehensive income. Fair value hedges recognize currently in earnings both the effect of the change in the fair value of the derivative financial instrument and the offsetting effect of the change in fair value of the hedged asset or liability associated with the particular risk of that asset or liability being hedged. At June 30, 2010, United had receive fixed, pay LIBOR swap contracts with a total notional amount of $195 million that were accounted for as fair value hedges of brokered deposits.
From time to time, United will terminate swap or floor positions when conditions change and the position is no longer necessary to manage United’s overall sensitivity to changes in interest rates. In those situations where the terminated swap or floor was in an effective hedging relationship at the time of termination and the hedging relationship is expected to remain effective throughout the original term of the swap or floor, the resulting gain or loss at the time of termination is amortized over the remaining life of the original contract. For swap contracts, the gain or loss is amortized over the remaining original contract term using the straight line method of amortization. For floor contracts, the gain or loss is amortized over the remaining original contract term based on the original floorlet schedule. At June 30, 2010, United had $26.9 million in gains from terminated derivative positions included in Other Comprehensive Income that will be amortized into earnings over their remaining original contract terms.
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
The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and the maturities and sales of securities, as well as the ability to use these as collateral for borrowings on a secured basis. We also maintain excess funds in short-term interest-bearing assets that provide additional liquidity. Mortgage loans held for sale totaled $22.7 million at June 30, 2010, and typically turn over every 45 days as the closed loans are sold to investors in the secondary market.
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
At June 30, 2010, United had sufficient qualifying collateral to increase FHLB advances by $867 million and Federal Reserve discount window capacity of $301 million. United’s internal policy limits brokered deposits to 25% of total assets. At June 30, 2010, United had the capacity to increase brokered deposits by $1.3 billion and still remain within this limit. In addition to these wholesale sources, United has the ability to attract retail deposits at any time by competing more aggressively on pricing.
As disclosed in United’s consolidated statement of cash flows, net cash provided by operating activities was $60.7 million for the six months ended June 30, 2010. The net loss of $92.8 million for the six month period included non-cash expenses for provision for loan losses of $136 million and the loss on sale of nonperforming assets of $45.3 million. Net cash provided by investing activities of $238 million consisted primarily of purchases of securities of $418 million and purchases of premises and equipment of $3.6 million, that were offset by proceeds from sales of securities of $40.8 million, maturities and calls of investment securities of $444 million, proceeds from sales of other real estate of $80.9 million, a net decrease in loans of $72.9 million and cash received from Fletcher of $20.6 million. Net cash used in financing activities of $307 million consisted primarily of a net decrease of $296 million in deposits and a $10.0 million repayment of FHLB advances. In the opinion of management, United’s liquidity position at June 30, 2010, was sufficient to meet its expected cash flow requirements.
Capital Resources and Dividends
Shareholders’ equity at June 30, 2010 was $904 million, a decrease of $57.9 million from December 31, 2009. Accumulated other comprehensive income, which includes unrealized gains and losses on securities available for sale and the unrealized gains and losses on derivatives qualifying as cash flow hedges, is excluded in the calculation of regulatory capital adequacy ratios. Excluding the change in the accumulated other comprehensive income, shareholders’ equity decreased $55.0 million from December 31, 2009. During the second quarter of 2010, United recorded a $39.8 million increase to capital surplus as the result of the issuance of equity instruments to Fletcher International in conjunction with the sale of nonperforming assets. United paid $2.3 million in dividends on Series A and Series B preferred stock in the second quarter of 2010 and paid $4.5 million year-to-date. United recognizes that cash dividends are an important component of shareholder value, and therefore, intends to provide for cash dividends when earnings, capital levels and other factors permit.
United’s common stock trades on the Nasdaq Global Select Market under the symbol “UCBI”. Below is a quarterly schedule of high, low and closing stock prices and average daily volume for 2010 and 2009.
Table 14 — Stock Price Information

	2010				2009
				Avg Daily				Avg Daily
	High	Low	Close	Volume	High	Low	Close	Volume

First quarter	$5.00	$3.21	$4.41	882,923	$13.87	$2.28	$4.16	524,492
Second quarter	6.20	3.86	3.95	849,987	9.30	4.01	5.99	244,037
Third quarter					8.00	4.80	5.00	525,369
Fourth quarter					5.33	3.07	3.39	1,041,113

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
The following table shows United’s capital ratios, as calculated under regulatory guidelines, at June 30, 2010 and 2009.
Table 16 — Capital Ratios
(dollars in thousands)

	Regulatory		United Community Banks, Inc.
	Guidelines		(Consolidated)		United Community Bank
		Well	As of June 30,		As of June 30,
	Minimum	Capitalized	2010	2009	2010	2009

Risk-based ratios:
Tier I capital	4.0%	6.0%	11.07%	10.44%	11.94%	10.90%
Total capital	8.0	10.0	13.85	13.11	13.81	12.67
Leverage ratio	3.0	5.0	7.72	7.68	8.27	7.71

Tier I capital			$568,047	$607,265	$611,990	$638,943
Total capital			710,765	762,476	707,393	743,137
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
There have been no material changes in United’s quantitative and qualitative disclosures about market risk as of June 30, 2010 from that presented in the Annual Report on Form 10-K for the year ended December 31, 2009. The interest rate sensitivity position at June 30, 2010 is included in management’s discussion and analysis on page 43 of this report.

Item 4.	Controls and Procedures
United’s management, including the Chief Executive Officer and Chief Financial Officer, supervised and participated in an evaluation of the company’s disclosure controls and procedures as of June 30, 2010. Based on, and as of the date of that evaluation, United’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective in accumulating and communicating information to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures of that information under the Securities and Exchange Commission’s rules and forms and that the disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports that are filed or submitted by United under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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
The Dodd-Frank Act and related regulations may adversely affect our business, financial condition, liquidity or results of operations.
The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 was enacted on July 21, 2010. The Dodd-Frank Act creates a new Consumer Financial Protection Bureau with power to promulgate and enforce consumer protection laws. Smaller depository institutions, those with $10 billion or less in assets, will be subject to the Consumer Financial Protection Bureau’s rule-writing authority, and existing depository institution regulatory agencies will retain examination and enforcement authority for such institutions. The Dodd-Frank Act also establishes a Financial Stability Oversight Council chaired by the Secretary of the Treasury with authority to identify institutions and practices that might pose a systemic risk and, among other things, includes provisions affecting (1) corporate governance and executive compensation of all companies whose securities are registered with the SEC, (2) FDIC insurance assessments, (3) interchange fees for debit cards, which would be set by the Federal Reserve under a restrictive “reasonable and proportional cost” per transaction standard, (4) minimum capital levels for bank holding companies, subject to a grandfather clause for financial institutions with less than $15 billion in assets, (5) derivative and proprietary trading by financial institutions, and (6) the resolution of large financial institutions.
At this time, it is difficult to predict the extent to which the Dodd-Frank Act or the resulting regulations may adversely impact us. However, compliance with these new laws and regulations may increase our costs, limit our ability to pursue attractive business opportunities, cause us to modify our strategies and business operations and increase our capital requirements and constraints, any of which may have a material adverse impact on our business, financial condition, liquidity or results of operations.
Other than the additional risk factor mentioned above, there have been no material changes from the risk factors previously disclosed in United’s Form 10-K for the year ended December 31, 2009.

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

3.3
Certificate of Designation of the Common Stock Equivalent Junior Preferred Stock, dated March 31, 2010 (incorporated by reference to Exhibit 4.1 to United Community Banks, Inc.’s Current Report on Form 8-K, filed with the Commission on April 1, 2010.)

3.4	Certificate of Rights and Preferences of the Series C Convertible Preferred Stock, dated April 1, 2010.

3.5	Amendment to the Restated Articles of Incorporation, dated May 27, 2010.

3.6
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

10.1
Asset Purchase Agreement, dated April 1, 2010 by and among United Community Bank and Fletcher International, Inc. and certain affiliates thereof who may become parties thereto as purchasers (incorporated by reference to Exhibit 1.1 to United Community Banks, Inc.’s Current Report on Form 8-K, filed with the Commission on April 1, 2010.)

10.2
Securities Purchase Agreement, dated April 1, 2010 between United Community Banks, Inc. and Fletcher International, Ltd. (incorporated by reference to Exhibit 1.2 to United Community Banks, Inc.’s Current Report on Form 8-K, filed with the Commission on April 1, 2010.)

10.3
Form of Warrant to be granted by United Community Banks, Inc. to Fletcher International, Ltd. (incorporated by reference to Exhibit 1.3 to United Community Banks, Inc.’s Current Report on Form 8-K, filed with the Commission on April 1, 2010.)

10.4
Amendment to Securities Purchase Agreement, dated June 11, 2010 between United Community Banks, Inc. and Fletcher International, Ltd. (incorporated by reference to Exhibit 1.1 to United Community Banks, Inc.’s Current Report on Form 8-K, filed with the Commission on June 14, 2010.)

10.5
Amendment to Warrants to Purchase Shares of Common Stock of United Community Banks, Inc., dated June 11, 2010, between United Community Banks, Inc. and Fletcher International, Ltd. (incorporated by reference to Exhibit 1.2 to United Community Banks, Inc.’s Current Report on Form 8-K, filed with the Commission on June 14, 2010.)

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

Date: August 4, 2010