Form 10-Q
period 2010-09-30
UNITED COMMUNITY BANKS INC
filed 2010-11-04
CIK 857855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2010
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
YES ☐ NO ☑
Common stock, par value $1 per share 94,495,730 shares
outstanding as of October 31, 2010

Part I — Financial Information
Item 1 — Financial Statements
UNITED COMMUNITY BANKS, INC.
Consolidated Statement of Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2010	2009	2010	2009
Interest revenue:
Loans, including fees	$68,419	$80,874	$211,245	$244,445
Investment securities, including tax exempt of $279, $328, $886 and $956	14,711	18,820	46,743	60,057
Federal funds sold, commercial paper and deposits in banks	719	907	2,416	1,447

Total interest revenue	83,849	100,601	260,404	305,949

Interest expense:
Deposits:
NOW	1,705	2,528	5,304	8,708
Money market	1,930	2,711	5,516	7,217
Savings	83	130	250	378
Time	16,099	28,183	54,015	96,300

Total deposit interest expense	19,817	33,552	65,085	112,603
Federal funds purchased, repurchase agreements and other short-term borrowings	1,068	613	3,162	1,761
Federal Home Loan Bank advances	796	1,300	2,747	3,577
Long-term debt	2,665	2,712	7,994	8,241

Total interest expense	24,346	38,177	78,988	126,182

Net interest revenue	59,503	62,424	181,416	179,767
Provision for loan losses	50,500	95,000	187,000	220,000

Net interest revenue after provision for loan losses	9,003	(32,576)	(5,584)	(40,233)

Fee revenue:
Service charges and fees	7,648	8,138	23,088	22,729
Mortgage loan and other related fees	2,071	1,832	5,151	7,308
Brokerage fees	731	456	1,884	1,642
Securities gains, net	2,491	1,149	2,552	741
Gain from acquisition	—	—	—	11,390
Losses from prepayment of borrowings	(2,233)	—	(2,233)	—
Other	2,153	1,814	5,664	4,097

Total fee revenue	12,861	13,389	36,106	47,907

Total revenue	21,864	(19,187)	30,522	7,674

Operating expenses:
Salaries and employee benefits	24,891	23,889	72,841	77,507
Communications and equipment	3,620	3,640	10,404	10,857
Occupancy	3,720	4,063	11,370	11,650
Advertising and public relations	1,128	823	3,523	2,992
Postage, printing and supplies	1,019	1,270	3,009	3,733
Professional fees	2,117	2,358	6,238	8,834
Foreclosed property	19,752	7,918	45,105	17,974
FDIC assessments and other regulatory charges	3,256	2,801	10,448	12,293
Amortization of intangibles	793	813	2,389	2,291
Other	4,610	3,851	12,707	8,793
Loss on sale of nonperforming assets	—	—	45,349	—
Goodwill impairment	210,590	25,000	210,590	95,000
Severance costs	—	—	—	2,898

Total operating expenses	275,496	76,426	433,973	254,822

Loss from continuing operations before income taxes	(253,632)	(95,613)	(403,451)	(247,148)
Income tax benefit	(17,217)	(26,832)	(73,046)	(58,371)

Net loss from continuing operations	(236,415)	(68,781)	(330,405)	(188,777)
(Loss) income from discontinued operations, net of income taxes	—	63	(101)	285
Gain from sale of subsidiary, net of income taxes and selling costs	—	—	1,266	—

Net loss	(236,415)	(68,718)	(329,240)	(188,492)
Preferred stock dividends and discount accretion	2,581	2,562	7,730	7,675

Net loss available to common shareholders	$(238,996)	$(71,280)	$(336,970)	$(196,167)

Loss from continuing operations per common share — Basic / Diluted	$(2.52)	$(1.43)	$(3.58)	$(4.01)
Loss per common share — Basic / Diluted	(2.52)	(1.43)	(3.56)	(4.01)
Weighted average common shares outstanding — Basic / Diluted	94,679	49,771	94,527	48,968
See accompanying notes to consolidated financial statements

UNITED COMMUNITY BANKS, INC.
Consolidated Balance Sheet

	September 30,	December 31,	September 30,
(in thousands, except share and per share data)	2010	2009	2009
	(unaudited)	(audited)	(unaudited)
ASSETS
Cash and due from banks	$104,033	$126,265	$195,559
Interest-bearing deposits in banks	64,408	120,382	78,589
Federal funds sold, commercial paper and short-term investments	108,579	129,720	397,361

Cash and cash equivalents	277,020	376,367	671,509
Securities available for sale	1,053,518	1,530,047	1,532,514
Securities held to maturity (fair value $263,012)	256,694	—	—
Mortgage loans held for sale	20,630	30,226	20,460
Loans, net of unearned income	4,759,504	5,151,476	5,362,689
Less allowance for loan losses	174,613	155,602	150,187

Loans, net	4,584,891	4,995,874	5,212,502

Assets covered by loss sharing agreements with the FDIC	144,581	185,938	197,914
Premises and equipment, net	178,842	182,038	179,467
Accrued interest receivable	24,672	33,867	35,679
Goodwill and other intangible assets	12,217	225,196	226,008
Foreclosed property	129,964	120,770	110,610
Other assets	330,020	319,591	256,954

Total assets	$7,013,049	$7,999,914	$8,443,617

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand	$783,251	$707,826	$703,054
NOW	1,338,371	1,335,790	1,318,264
Money market	804,644	713,901	687,780
Savings	186,617	177,427	180,738
Time:
Less than $100,000	1,498,379	1,746,511	1,854,726
Greater than $100,000	1,033,132	1,187,499	1,237,172
Brokered	354,243	758,880	839,572

Total deposits	5,998,637	6,627,834	6,821,306

Federal funds purchased, repurchase agreements, and other short-term borrowings	103,780	101,389	101,951
Federal Home Loan Bank advances	55,125	114,501	314,704
Long-term debt	150,126	150,066	150,046
Accrued expenses and other liabilities	42,906	43,803	48,972

Total liabilities	6,350,574	7,037,593	7,436,979

Shareholders’ equity:
Preferred stock, $1 par value; 10,000,000 shares authorized;
Series A; $10 stated value; 21,700 shares issued and outstanding	217	217	217
Series B; $1,000 stated value; 180,000 shares issued and outstanding	175,378	174,408	174,095
Common stock, $1 par value; 200,000,000 shares authorized; 94,433,300, 94,045,603 and 93,901,492 shares issued and outstanding	94,433	94,046	93,901
Common stock issuable; 305,594, 221,906 and 196,818 shares	3,961	3,597	3,471
Capital surplus	664,605	622,034	620,494
(Accumulated deficit) retained earnings	(316,587)	20,384	62,786
Accumulated other comprehensive income	40,468	47,635	51,674

Total shareholders’ equity	662,475	962,321	1,006,638

Total liabilities and shareholders’ equity	$7,013,049	$7,999,914	$8,443,617

See accompanying notes to consolidated financial statements

UNITED COMMUNITY BANKS, INC.
Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)
For the Nine Months Ended September 30,

						(Accumulated		Accumulated
	Series A	Series B		Common		Deficit)		Other
	Preferred	Preferred	Common	Stock	Capital	Retained	Treasury	Comprehensive
(in thousands, except share and per share data)	Stock	Stock	Stock	Issuable	Surplus	Earnings	Stock	Income (Loss)	Total

Balance, December 31, 2008	$258	$173,180	$48,809	$2,908	$460,708	$265,405	$(16,465)	$54,579	$989,382
Comprehensive income:
Net loss						(188,492)			(188,492)
Other comprehensive loss:
Unrealized holding gains on available for sale securities, net of deferred tax expense and reclassification adjustment								14,223	14,223
Unrealized losses on derivative financial instruments qualifying as cash flow hedges, net of deferred tax benefit								(17,128)	(17,128)

Comprehensive loss						(188,492)		(2,905)	(191,397)
Retirement of preferred stock (4,100 shares)	(41)								(41)
Stock dividends declared on common stock (1,111,522 shares)			482		(6,731)	(6,451)	12,649		(51)
Exercise of stock options (437 shares)					(6)		8		2
Common stock issued to dividend reinvestment plan and employee benefit plans (256,990 shares)			103		(1,978)		3,434		1,559
Common stock issued (44,505,000 shares)			44,505		166,394				210,899
Amortization of stock option and restricted stock					2,774				2,774
Vesting of restricted stock (12,447 shares issued, 16,162 shares deferred)			2	416	(658)		240		—
Deferred compensation plan, net, including dividend equivalents				302					302
Shares issued from deferred compensation plan (5,687 shares)				(155)	21		134		—
Tax on option exercise and restricted stock vesting					(30)				(30)
Dividends on Series A preferred stock ($.45 per share)						(11)			(11)
Dividends on Series B preferred stock (5%)		915				(7,665)			(6,750)

Balance, September 30, 2009	$217	$174,095	$93,901	$3,471	$620,494	$62,786	$—	$51,674	$1,006,638

Balance, December 31, 2009	$217	$174,408	$94,046	$3,597	$622,034	$20,384	$—	$47,635	$962,321
Comprehensive loss:
Net loss						(329,240)			(329,240)
Other comprehensive loss:
Unrealized holding gains on available for sale securities, net of deferred tax benefit and reclassification adjustment								739	739
Unrealized losses on derivative financial instruments qualifying as cash flow hedges, net of deferred tax benefit								(7,906)	(7,906)

Comprehensive loss						(329,240)		(7,167)	(336,407)
Issuance of equity instruments in private equity transaction					39,813				39,813
Common stock issued to dividend reinvestment plan and employee benefit plans (361,405 shares)			361		1,038				1,399
Amortization of stock options and restricted stock					1,887				1,887
Vesting of restricted stock (10,565 shares issued, 41,522 shares deferred)			10	607	(617)				—
Deferred compensation plan, net, including dividend equivalents				227					227
Shares issued from deferred compensation plan (15,727 shares)			16	(470)	450				(4)
Dividends on Series A preferred stock ($.45 per share)						(11)			(11)
Dividends on Series B preferred stock (5%)		970				(7,720)			(6,750)

Balance, September 30, 2010	$217	$175,378	$94,433	$3,961	$664,605	$(316,587)	$—	$40,468	$662,475

Comprehensive loss for the third quarter of 2010 and 2009 was $240,672,000 and $58,860,000, respectively.
See accompanying notes to consolidated financial statements

UNITED COMMUNITY BANKS, INC.
Consolidated Statement of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
(in thousands)	2010	2009
Operating activities:
Net loss	$(329,240)	$(188,492)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and accretion	11,961	10,868
Provision for loan losses	187,000	220,000
Goodwill impairment charge	210,590	95,000
Stock based compensation	1,887	2,774
Securities gains, net	(2,552)	(741)
Losses on sale of other assets	44	96
Losses and write downs on sales other real estate owned	33,477	8,305
Gain from sale of subsidiary	(2,110)	—
Gain from acquisition	—	(11,390)
Loss on sale of nonperforming assets	45,349	—
Loss on prepayment of borrowings	2,233	—
Changes in assets and liabilities:
Other assets and accrued interest receivable	(17,572)	(1,225)
Accrued expenses and other liabilities	(1,949)	21,588
Mortgage loans held for sale	9,596	(126)

Net cash provided by operating activities	148,714	156,657

Investing activities:
Investment securities held to maturity:
Proceeds from maturities and calls of securities held to maturity	81,384	—
Purchases of securities held to maturity	(24,128)	—
Investment securities available for sale:
Proceeds from sales of securities available for sale	75,528	281,970
Proceeds from maturities and calls of securities available for sale	634,305	523,180
Purchases of securities available for sale	(544,793)	(672,927)
Net decrease (increase) in loans	90,293	(3,331)
Proceeds from sales of premises and equipment	81	574
Purchases of premises and equipment	(5,057)	(9,475)
Net cash received from sale of subsidiary	2,842	—
Net cash received from acquisition	—	63,617
Net cash received from sale of nonperforming assets	20,618	—
Proceeds from sale of other real estate	110,459	103,991

Net cash provided by investing activities	441,532	287,599

Financing activities:
Net change in deposits	(625,437)	(489,874)
Net change in federal funds purchased, repurchase agreements, and other short-term borrowings	2,391	(9,130)
Proceeds from FHLB advances	—	330,000
Repayments of FHLB advances	(61,181)	(303,322)
Proceeds from issuance of common stock for dividend reinvestment and employee benefit plans	1,395	1,561
Proceeds from issuance of common stock	—	210,899
Redemption of preferred stock	—	(41)
Cash dividends on preferred stock	(6,761)	(6,261)

Net cash used in financing activities	(689,593)	(266,168)

Net change in cash and cash equivalents	(99,347)	178,088
Cash and cash equivalents at beginning of period	376,367	493,421

Cash and cash equivalents at end of period	$277,020	$671,509

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$89,359	$139,268
Income taxes	(37,194)	(24,555)
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
Note 2 — Accounting Standards Updates
In August 2010, the FASB issued Accounting Standards Update No. 2010-21, Accounting for Technical Amendments to Various SEC Rules and Schedules (“ASU No. 2010-21”). ASU No. 2010-21 codifies amendments to SEC paragraphs pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies. This guidance was effective upon issuance and is not expected to have a material impact on United’s results of operations, financial position or disclosures.
In August 2010, the FASB issued Accounting Standards Update No. 2010-22, Accounting for Various Topics — Technical Corrections to SEC Paragraphs (“ASU No. 2010-22”). ASU No. 2010-22 codifies amendments to various SEC paragraphs based on external comments received and the issuance of Staff Accounting Bulletin (“SAB”) No. 112, which primarily related to Business Combinations and Noncontrolling Interests in Consolidated Financial Statements. This guidance was effective upon issuance and is not expected to have a material impact on United’s results of operations, financial position or disclosures.
In August 2010, the FASB issued Accounting Standards Update No. 2010-23, Health Care Entities — Measuring Charity Care for Disclosure (“ASU No. 2010-23”). ASU No. 2010-23 requires that cost be used as the measurement basis for charity care disclosure purposes and that cost be identified as the direct and indirect costs of providing the charity care. This guidance is effective for fiscal years beginning after December 15, 2010. ASU No. 2010-23 is not applicable to United.
In August 2010, the FASB issued Accounting Standards Update No. 2010-24, Health Care Entities — Presentation of Insurance Claims and Related Insurance Recoveries (“ASU No. 2010-24”). ASU No. 2010-24 clarifies that a health care entity should not net insurance recoveries against a related claim liability. Additionally, the amount of the claim liability should be determined without consideration of insurance recoveries. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2010. ASU No. 2010-24 is not applicable to United.
In September 2010, the FASB issued Accounting Standards Update No. 2010-25, Reporting Loans to Participants By Defined Contribution Pension Plans (“ASU No. 2010-25”). ASU No. 2010-25 requires that participant loans be classified as notes receivable from participants, which are segregated from plan investments and measured at their unpaid principal balance plus any accrued but unpaid interest. This guidance is effective for fiscal years ending after December 31, 2010 and should be applied retrospectively to all prior periods presented. ASU No. 2010-25 is not applicable to United.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
In October 2010, the FASB issued Accounting Standards Update No. 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts (“ASU No. 2010-26”). ASU No. 2010-26 clarifies which costs relating to the acquisition of new or renewal insurance qualify for deferral (deferred acquisition costs), and which should be expensed as incurred. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. ASU No. 2010-26 is not applicable to United.
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
Under the loss sharing agreement, the portion of the losses expected to be indemnified by FDIC is considered an indemnification asset in accordance with ASC 805 Business Combinations. The indemnification asset, referred to as “estimated loss reimbursement from the FDIC” is included in the balance of “Assets covered by loss sharing agreements with the FDIC” on the Consolidated Balance Sheet. The indemnification asset was recognized at fair value, which was estimated at the acquisition date based on the terms of the loss sharing agreement. The indemnification asset is expected to be collected over a four-year average life. No valuation allowance was required.
Loans, foreclosed property and the estimated FDIC reimbursement resulting from the loss share agreements with the FDIC are reported as “assets covered by loss sharing agreements with the FDIC” in the consolidated balance sheet.
The table below shows the components of covered assets at September 30, 2010 (in thousands).

	Purchased	Other
	Impaired	Purchased
(in thousands)	Loans	Loans	Other	Total
Commercial (secured by real estate)	$—	$38,971	$—	$38,971
Commercial (commercial and industrial)	—	5,693	—	5,693
Construction and land development	5,856	14,275	—	20,131
Residential mortgage	183	9,758	—	9,941
Installment	12	420	—	432

Total covered loans	6,051	69,117	—	75,168
Covered forclosed property	—	—	29,580	29,580
Estimated loss reimbursement from the FDIC	—	—	39,833	39,833

Total covered assets	$6,051	$69,117	$69,413	$144,581

Covered loans are initially recorded at fair value at the acquisition date. Subsequent decreases in the amount expected to be collected results in a provision for loan losses charged to earnings and an increase in the estimated FDIC reimbursement. Covered foreclosed property is initially recorded at its estimated fair value.
On the acquisition date, the preliminary estimate of the contractually required payments receivable for all ASC 310-30 Loans and Debt Securities Acquired with Deteriorated Credit Quality loans acquired was $70.8 million, the cash flows expected to be collected were $24.5 million including interest, and the estimated fair value of the loans was $23.6 million. These amounts were determined based upon the estimated remaining life of the underlying loans, which include the effects of estimated prepayments. A majority of these loans were valued based on the liquidation value of the underlying collateral, because the expected cash flows are primarily based on the liquidation of the underlying collateral and the timing and amount of the cash flows could not be reasonably estimated.

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
The amortized cost, gross unrealized gains and losses and fair value of securities held to maturity at September 30, 2010, are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
As of September 30, 2010	Cost	Gains	Losses	Value
U.S. Government agencies	$6,961	$124	$—	$7,085
State and political subdivisions	30,752	1,271	—	32,023
Mortgage-backed securities (1)	218,981	4,929	6	223,904

Total	$256,694	$6,324	$6	$263,012

(1)	All are residential type mortgage-backed securities
There were no securities classified as held to maturity at December 31, 2009 or September 30, 2009.
The cost basis, unrealized gains and losses, and fair value of securities available for sale at September 30, 2010, December 31, 2009 and September 30, 2009 are presented below (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
As of September 30, 2010
U.S. Government agencies	$127,989	$714	$—	$128,703
State and political subdivisions	29,209	1,434	6	30,637
Mortgage-backed securities (1)	762,322	35,060	61	797,321
Other	97,932	61	1,136	96,857

Total	$1,017,452	$37,269	$1,203	$1,053,518

As of December 31, 2009
U.S. Government agencies	$248,425	$214	$2,173	$246,466
State and political subdivisions	62,046	1,371	124	63,293
Mortgage-backed securities (1)	1,156,035	43,007	1,820	1,197,222
Other	22,701	382	17	23,066

Total	$1,489,207	$44,974	$4,134	$1,530,047

As of September 30, 2009
U.S. Government agencies	$207,956	$409	$1,518	$206,847
State and political subdivisions	52,732	1,247	127	53,852
Mortgage-backed securities (1)	1,208,223	41,185	1,760	1,247,648
Other	23,299	900	32	24,167

Total	$1,492,210	$43,741	$3,437	$1,532,514

(1)	All are residential type mortgage-backed securities

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table summarizes held to maturity securities in an unrealized loss position as of September 30, 2010 (in thousands):

	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
As of September 30, 2010	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Mortgage-backed securities	$1,964	$6	$—	$—	$1,964	$6

Total unrealized loss position	$1,964	$6	$—	$—	$1,964	$6

The following table summarizes available for sale securities in an unrealized loss position as of September 30, 2010, December 31, 2009 and September 30, 2009 (in thousands):

	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
As of September 30, 2010
State and political subdivisions	$—	$—	$12	$6	$12	$6
Mortgage-backed securities	5,055	1	10,730	60	15,785	61
Other	59,864	1,136	—	—	59,864	1,136

Total unrealized loss position	$64,919	$1,137	$10,742	$66	$75,661	$1,203

As of December 31, 2009
U.S. Government agencies	$151,838	$2,173	$—	$—	$151,838	$2,173
State and political subdivisions	2,348	47	2,792	77	5,140	124
Mortgage-backed securities	84,024	838	22,358	982	106,382	1,820
Other	—	—	493	17	493	17

Total unrealized loss position	$238,210	$3,058	$25,643	$1,076	$263,853	$4,134

As of September 30, 2009
U.S. Government agencies	$129,108	$1,518	$—	$—	$129,108	$1,518
State and political subdivisions	989	13	3,606	114	4,595	127
Mortgage-backed securities	26,267	500	73,034	1,260	99,301	1,760
Other	—	—	480	32	480	32

Total unrealized loss position	$156,364	$2,031	$77,120	$1,406	$233,484	$3,437

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, among other factors. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analyst’s reports. During the nine months ended September 30, 2010, United recorded impairment losses of $950,000, on investments in financial institutions that showed evidence of other-than-temporary impairment. There were no impairment losses recognized in the three-month period ended September 30, 2010. During the third quarter and nine months ended September 30, 2009, United recognized an impairment loss of $475,000 and $1.2 million on equity investments in financial institutions that failed or otherwise showed evidence of other-than-temporary-impairment.
At September 30, 2010, there were 15 available for sale securities totaling $75.7 million in that were in an unrealized loss position. There was one held to maturity security totaling $2.0 million in that was in an unrealized loss position at September 30, 2010. United does not intend to sell nor believes it will be required to sell securities in an unrealized loss position prior to the recovery of their amortized cost basis. Unrealized losses at September 30, 2010 and 2009 were primarily attributable to changes in interest rates.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Realized gains and losses are derived using the specific identification method for determining the cost of securities sold. The following table summarizes securities sales activity for the three-month and nine-month periods ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Proceeds from sales	$34,711	$266,953	$75,528	$281,970

Gross gains on sales	$2,491	$2,704	$3,751	$3,040
Gross losses on sales	—	1,080	249	1,080
Impairment losses	—	475	950	1,219

Net gains on sales of securities	$2,491	$1,149	$2,552	$741

Income tax expense attributable to sales	$969	$447	$993	$288

Securities with a carrying value of $1.3 billion, $1.5 billion, and $1.5 billion were pledged to secure public deposits, FHLB advances and other secured borrowings at September 30, 2010, December 31, 2009 and September 30, 2009.
The amortized cost and fair value of held to maturity and available for sale securities at September 30, 2010, by contractual maturity, are presented in the following table (in thousands).

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

U.S. Government agencies:
1 to 5 years	$10,000	$10,103	$—	$—
5 to 10 years	104,412	104,974	—	—
More than 10 years	13,577	13,626

	127,989	128,703	—	—

State and political subdivisions:
Within 1 year	4,077	4,105	—	—
1 to 5 years	14,956	15,687	—	—
5 to 10 years	8,828	9,427	6,961	7,085
More than 10 years	1,348	1,418	—	—

	29,209	30,637	6,961	7,085

Other:
Within 1 year	4,430	4,491	—	—
1 to 5 years	—	—	1,002	1,017
5 to 10 years	90,050	89,614	19,230	20,109
More than 10 years	3,452	2,752	10,520	10,897

	97,932	96,857	30,752	32,023

Total securities other than mortgage-backed securities:
Within 1 year	8,507	8,596	—	—
1 to 5 years	24,956	25,790	1,002	1,017
5 to 10 years	203,290	204,015	26,191	27,194
More than 10 years	18,377	17,796	10,520	10,897

Mortgage-backed securities	762,322	797,321	218,981	223,904

	$1,017,452	$1,053,518	$256,694	$263,012

Expected maturities may differ from contractual maturities because issuers and borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
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
Major classifications of loans as of September 30, 2010, December 31, 2009 and September 30, 2009, are summarized as follows (in thousands):

	September 30,	December 31,	September 30,
	2010	2009	2009
Commercial (secured by real estate)	$1,781,271	$1,779,398	$1,787,444
Commercial construction	309,519	362,566	379,782
Commercial (commercial and industrial)	456,368	390,520	402,609

Total commercial	2,547,158	2,532,484	2,569,835
Residential construction	763,424	1,050,065	1,184,916
Residential mortgage	1,315,994	1,427,198	1,460,917
Installment	132,928	141,729	147,021

Total loans	4,759,504	5,151,476	5,362,689
Less allowance for loan losses	174,613	155,602	150,187

Loans, net	$4,584,891	$4,995,874	$5,212,502

At September 30, 2010, United had $157 million of loans classified as impaired. Of that amount, $7.1 million had specific reserves of $1.3 million allocated and the remaining $149.9 million did not have specific reserves allocated because they had either been written down to net realizable value ($85.6 million in charge-offs) or had sufficient collateral so that no allowance was required. At December 31, 2009, United had $198 million of loans classified as impaired. Of that amount, $16.1 million had specific reserves of $3 million allocated and the remaining $182 million did not have specific reserves allocated because they had either been written down to net realizable value ($115 million in charge-offs) or had sufficient collateral so that no allowance was required. At September 30, 2009, United had $238.2 million of loans classified as impaired. Of that amount, $34.4 million had specific reserves allocated of $8.2 million and $203.8 million did not have specific reserves allocated. The average recorded investment in impaired loans for the quarters ended September 30, 2010 and 2009 was $159.3 million and $244.1 million, respectively. There was no interest revenue recognized on loans while they were impaired for the three or nine months ended September 30, 2010 or 2009.
Changes in the allowance for loan losses are summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Balance beginning of period	$174,111	$145,678	$155,602	$122,271
Provision for loan losses	50,500	95,000	187,000	220,000
Charge-offs:
Commercial (secured by real estate)	14,343	10,584	27,070	17,438
Commercial construction	1,989	4,380	5,660	5,191
Commercial (commercial and industrial)	1,458	3,094	7,776	9,279
Residential construction	25,661	67,916	111,632	150,528
Residential mortgage	8,043	5,132	19,435	11,832
Installment	1,162	1,466	3,708	3,373

Total loans charged-off	52,656	92,572	175,281	197,641

Recoveries:
Commercial (secured by real estate)	131	16	1,137	58
Commercial construction	17	11	22	12
Commercial (commercial and industrial)	251	1,302	1,592	3,507
Residential construction	1,727	396	3,083	1,006
Residential mortgage	348	81	672	272
Installment	184	275	786	702

Total recoveries	2,658	2,081	7,292	5,557

Net charge-offs	49,998	90,491	167,989	192,084

Balance end of period	$174,613	$150,187	$174,613	$150,187

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
At September 30, 2010, December 31, 2009 and September 30, 2009, loans with a carrying value of $1.1 billion, $1.5 billion and $1.8 billion were pledged as collateral to secure FHLB advances and other contingent funding sources.
Note 6 — Goodwill
A summary of the changes in goodwill for the three and nine months ended September 30, 2010 and 2009 is presented below, (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Beginning balance	$210,590	$235,590	$210,590	$305,590
Impairment	(210,590)	(25,000)	(210,590)	(95,000)

Ending balance	$—	$210,590	$—	$210,590

United performs its annual goodwill impairment assessment during the fourth quarter of each year, or more often if events warrant an interim assessment. During the third quarter of 2010, United performed an interim goodwill impairment test, due to declines in the Company’s stock price. As a result of the updated assessment, goodwill was found to be impaired and was written down to its estimated fair value. An impairment charge of $210.6 million was recognized as an expense during the third quarter of 2010, reducing the total goodwill balance to zero.
United has only one operating segment and all of the goodwill is included in that segment; therefore goodwill was tested for impairment for United as a whole. The first step (Step 1) of the goodwill impairment assessment was to determine the fair value of United as a whole and compare the result to the book value of equity. If the fair value resulting from Step 1 exceeds the book value of equity, goodwill is deemed not to be impaired. If the fair value is less than book value, Step 2 of the goodwill impairment assessment must be completed. United’s continued decline in stock price and the fact that the Company’s stock has been trading below tangible book value for a prolonged period of time, became more influential factors in Step 1 of the goodwill impairment test during the third quarter of 2010 as the decline in United’s value as implied by its stock price could no longer be viewed as temporary.
Step 2 consists of valuing all the assets and liabilities, including separately identifiable intangible assets, in order to determine the fair value of goodwill. The fair value of goodwill is the difference between the value of United determined in Step 1 and the value of the net assets and liabilities determined in Step 2. If the fair value of goodwill exceeds the book value, goodwill is not impaired. If the fair value of goodwill is less than book value, goodwill is impaired by the amount by which book value exceeds fair value.
The techniques used to determine the fair value of United in Step 1 included a discounted cash flow analysis based on United’s long-term earnings forecast, a guideline public companies method that considered the implied value of United by comparing United to a select peer group of public companies and their current market capitalizations, adjusted for differences between the companies, and a merger and acquisition method that considered the amount an acquiring company might be willing to pay to gain control of United based on multiples of tangible book value paid by acquirers in recent merger and acquisition transactions.
The interim assessments performed during the third quarter of 2010 and 2009 both indicated that the fair value of United was less than book value, so United proceeded to Step 2. United’s Step 2 analysis indicated that goodwill was impaired by $211 million for the three months ended September 30, 2010 and $25 million for the same period of 2009. In arriving at these impairment charges, management made a number of valuation assumptions.
The most significant assumption in determining the estimated fair value of United as a whole and the amount of any resulting impairment was the discount rate used in the discounted cash flows valuation method. The discount rates selected for the third quarter of 2010 and 2009 were 15% and 14%, respectively, which considered a risk-free rate of return that was adjusted for the industry median beta, equity risk and size premiums, and a company-specific risk premium.
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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 7 — Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2010 and 2009 (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net loss available to common shareholders	$(238,996)	$(71,280)	$(336,970)	$(196,167)

Weighted average shares outstanding:
Basic	94,679	49,771	94,527	48,968
Effect of dilutive securities
Stock options	—	—	—	—
Warrants	—	—	—	—

Diluted	94,679	49,771	94,527	48,968

Loss per common share:
Basic	$(2.52)	$(1.43)	$(3.56)	$(4.01)

Diluted	$(2.52)	$(1.43)	$(3.56)	$(4.01)

There is no dilution from dilutive securities for the three and nine months ended September 30, 2010 and 2009, due to the anti-dilutive effect of the net loss for those periods.
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
The table below presents the fair value of United’s derivative financial instruments as well as their classification on the balance sheet as of September 30, 2010, December 31, 2009 and September 30, 2009.
Derivatives designated as hedging instruments under ASC 815 Hedge Accounting (in thousands).

		Fair Value
Interest Rate	Balance Sheet	September 30,	December 31,	September 30,
Products	Location	2010	2009	2009

Asset derivatives	Other assets	$—	$10,692	$14,430

As of September 30, 2010, December 31, 2009 and September 30, 2009, United did not have any derivatives in a net liability position.
Cash Flow Hedges of Interest Rate Risk
United’s objectives in using interest rate derivatives are to add stability to net interest revenue and to manage its exposure to interest rate movements. To accomplish this objective, United primarily uses interest rate swaps as part of its interest rate risk management strategy. For United’s variable-rate loans, interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for United making variable-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate floors designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates fall below the strike rate on the contract in exchange for an up front premium. As of September 30, 2010, United had no active derivatives designated as cash flow hedges of interest rate risk.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2010 and 2009, such derivatives were used to hedge the variable cash flows associated with existing prime-based, variable-rate loans. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and nine months ended September 30, 2010 $327,000 and $970,000, respectively, in hedge ineffectiveness was recognized in other fee revenue, respectively, and during the three and nine months ended September 30, 2009, $3,000 in hedge ineffectiveness was recognized in other operating expense on derivative financial instruments designated as cash flow hedges.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest revenue as interest payments are received on United’s prime-based, variable-rate loans. During the next twelve months, United estimates that an additional $12.0 million will be reclassified as an increase to interest revenue.
Fair Value Hedges of Interest Rate Risk
United is exposed to changes in the fair value of certain of its fixed rate obligations due to changes in LIBOR, a benchmark interest rate. United uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the benchmark interest rate. Interest rate swaps designated as fair value hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for United making variable rate payments over the life of the agreements without the exchange of the underlying notional amount. As of September 30, 2010, United had no active derivatives designated as fair value hedges of interest rate risk.
For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. United includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related derivatives. During the three and nine months ended September 30, 2010, United recognized net gains of $9,000 and $215,000, respectively, related to ineffectiveness of the fair value hedging relationships. During the three and nine months ended September 30, 2009, United recognized net losses of $145,000 and $427,000, respectively, related to ineffectiveness of the fair value hedging relationships. United also recognized a net reduction of interest expense of $1.2 million and $1.4 million for the three months ended September 30, 2010 and 2009, respectively, related to United’s fair value hedges, which includes net settlements on the derivatives. For the nine months ended September 30, 2010 and 2009, United recognized a net reduction of interest expense of $4.0 million and $4.8 million, related to United’s fair value hedges.
Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement
The tables below present the effect of United’s derivative financial instruments on the Consolidated Statement of Income for the three and nine months ended September 30, 2010 and 2009.
Derivatives in Fair Value Hedging Relationships (in thousands).

Location of Gain (Loss)	Amount of Gain (Loss) Recognized in		Amount of Gain (Loss) Recognized in
Recognized in Income	Income on Derivative		Income on Hedged Item
on Derivative	2010	2009	2010	2009
Three Months Ended September 30,
Other fee revenue	$(1,167)	$—	$1,176	$—
Other expense	—	(501)	—	355

Nine Months Ended September 30,
Other fee revenue	$(3,760)	$(259)	$3,975	$431
Other expense	—	(2,066)	—	1,467

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Derivatives in Cash Flow Hedging Relationships (in thousands).

	Amount of Gain (Loss)
	Recognized in Other
	Comprehensive Income on		Gain (Loss) Reclassified from Accumulated Other
	Derivative (Effective Portion)		Comprehensive Income into Income (Effective Portion)
	2010	2009	Location	2010	2009

Three Months Ended September 30,
Interest rate products	$—	$3,701	Interest revenue	$3,676	$8,255

Nine Months Ended September 30,
Interest rate products	$2,314	$(1,515)	Interest revenue	$15,253	$29,511

Credit-risk-related Contingent Features
United manages its credit exposure on derivatives transactions by entering into a bi-lateral credit support agreement with each counterparty. The credit support agreements require collateralization of exposures beyond specified minimum threshold amounts. The details of these agreements, including the minimum thresholds, vary by counterparty. At September 30, 2010, United had no active derivative positions and therefore no credit support agreements remained in effect.
Note 9 — Stock-Based Compensation
United has an equity compensation plan that allows for grants of incentive stock options, nonqualified stock options, restricted stock awards (also referred to as “nonvested stock” awards), stock awards, performance share awards or stock appreciation rights. Options granted under the plan can have an exercise price no less than the fair market value of the underlying stock at the date of grant. The general terms of the plan include a vesting period (usually four years) with an exercisable period not to exceed ten years. Certain option and restricted stock awards provide for accelerated vesting if there is a change in control (as defined in the plan). As of September 30, 2010, approximately 1,196,000 additional awards could be granted under the plan. Through September 30, 2010, only incentive stock options, nonqualified stock options and restricted stock awards and units had been granted under the plan.
The following table shows stock option activity for the first nine months of 2010.

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average Exercise	Contractual	Intrinisic
Options	Shares	Price	Term (Years)	Value ($000)

Outstanding at December 31, 2009	3,663,453	$18.30
Granted	12,500	4.91
Exercised	—	—
Forfeited	(54,963)	13.54
Expired	(199,019)	13.67

Outstanding at September 30, 2010	3,421,971	18.59	4.9	$—

Exercisable at September 30, 2010	2,762,393	19.65	4.1	—

The weighted average fair value of stock options granted in the third quarter of 2010 and 2009 was $1.27 and $2.85, respectively. The fair value of each option granted was estimated on the date of grant using the Black-Scholes model. Because United’s option plan has not been in place long enough to gather sufficient information about exercise patterns to establish an expected life, United uses the formula provided by the SEC in SAB No. 107 to determine the expected life of options.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The weighted average assumptions used to determine the fair value of stock options are presented in the table below.

	Nine Months Ended
	September 30,
	2010	2009
Expected volatility	52.36%	40.68%
Expected dividend yield	0.00%	0.00%
Expected life (in years)	6.15	6.25
Risk-free rate	3.10%	3.35%
For 2010 and 2009 expected volatility was determined using United’s historical monthly volatility for the seventy-five months ended December 31, 2009 and 2008, respectively. Seventy-five months was chosen to correspond to the expected life of 6.25 years. Compensation expense for stock options was $1.6 million and $2.1 million for the nine months ended September 30, 2010 and 2009, respectively. Deferred tax benefits of $603,000 and $769,000, respectively, were included in the determination of income tax benefit for the nine-month periods ended September 30, 2010 and 2009. The amount of compensation expense for both periods was determined based on the fair value of the options at the time of grant, multiplied by the number of options granted that were expected to vest, which was then amortized over the vesting period. The forfeiture rate for options is estimated to be approximately 3% per year. The total intrinsic value of options exercised during the nine months ended September 30, 2009 was $1,000. No options were exercised during the first nine months of 2010.
The table below presents the activity in restricted stock awards for the first nine months of 2010.

		Weighted-
		Average Grant-
Restricted Stock	Shares	Date Fair Value

Outstanding at December 31, 2009	167,559	$12.86
Granted	430	5.02
Vested	(51,907)	14.85
Cancelled	—	—

Outstanding at September 30, 2010	116,082	11.94

Compensation expense for restricted stock is based on the fair value of restricted stock awards at the time of grant, which is equal to the value of United’s common stock on the date of grant. The value of restricted stock grants that are expected to vest is amortized into expense over the vesting period. For the nine months ended September 30, 2010 and 2009, compensation expense of $360,000 and $659,000, respectively, was recognized related to restricted stock awards. The total intrinsic value of the restricted stock was $260,000 at September 30, 2010.
As of September 30, 2010, there was $2.9 million of unrecognized compensation cost related to non-vested stock options and restricted stock awards granted under the plan. That cost is expected to be recognized over a weighted-average period of 1.74 years. The aggregate grant date fair value of options and restricted stock awards that vested during the nine months ended September 30, 2010, was $3.5 million.
Note 10 — Common Stock Issued / Common Stock Issuable
United sponsors a Dividend Reinvestment and Share Purchase Plan (“DRIP”) that allows participants who already own United’s common stock to purchase additional shares directly from the company. The DRIP also allows participants to automatically reinvest their quarterly dividends in additional shares of common stock without a commission. United’s 401(k) retirement plan regularly purchases shares of United’s common stock directly from United. In addition, United has an Employee Stock Purchase Program (“ESPP”) that allows eligible employees to purchase shares of common stock at a 5% discount, with no commission charges. For the nine months ended September 30, 2010 and 2009, United issued 361,405 and 256,990 shares, respectively, and increased capital by $1.4 and $1.6 million, respectively, through these programs.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
United offers its common stock as an investment option in its deferred compensation plan. The common stock component of the deferred compensation plan is accounted for as an equity instrument and is reflected in the consolidated financial statements as common stock issuable. At September 30, 2010 and 2009, 305,594 and 196,818 shares, respectively, were issuable under the deferred compensation plan.
Late in the third quarter of 2009, United completed a sale of 44,505,000 shares of its common stock at a price of $5.00 per share. The net proceeds of $211 million, after deducting the underwriters’ fees and expenses are being used for general corporate purposes. As a result of the stock sale, and pursuant to the terms of the warrant issued to the U.S. Treasury in connection with United’s participation in the U.S. Treasury’s Capital Purchase Program (“CPP”), the number of shares issuable upon exercise of the warrant issued to the U.S. Treasury in connection with the CPP was reduced by 50%, or 1,099,542 shares. The warrant has an exercise price of $12.28 and expires on the tenth anniversary of the date of issuance.
Note 11 — Stock Dividend
During the first, second and third quarters of 2009, United declared quarterly stock dividends at a rate of 1 new share for every 130 shares owned. The stock dividends have been reflected in the financial statements as an issuance of stock with no proceeds rather than a stock split and therefore prior period numbers of shares outstanding have not been adjusted. For the nine months ended September 30, 2009, the amount of $51,000 shown in the equity statement as a reduction of capital related to the stock dividend is the amount of cash paid to shareholders for fractional shares. No stock dividends were declared or paid during the first nine months of 2010.
Note 12 — Reclassifications
Certain 2009 amounts have been reclassified to conform to the 2010 presentation.
Note 13 — Discontinued Operations
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
Note 14 — Transaction with Fletcher International
On April 1, 2010, United entered into a securities purchase agreement with Fletcher International, Ltd. and the Bank entered into an asset purchase and sale agreement with Fletcher International, Inc. and certain affiliates thereof. Under the terms of the agreements, the Bank sold $103 million in non-performing commercial and residential mortgage loans and foreclosed properties to Fletcher’s affiliates with a nominal aggregate sales price equal to the Bank’s recorded book value. The non-performing assets sale transaction closed on April 30, 2010. The consideration for the sale consisted of $20.6 million in cash and a loan for $82.4 million. As part of the agreement, Fletcher received a warrant to acquire 7,058,824 shares of United’s common stock at a price of $4.25 per share. In accordance with the terms of the securities purchase agreement, Fletcher has the right during the next two years to purchase up to $65 million in United’s Series C Convertible Preferred Stock. The Series C Convertible Preferred Stock pays a dividend equal to the lesser of 8% or LIBOR plus 4%. The Series C Convertible Preferred Stock is convertible by Fletcher into common stock at $5.25 per share (12,380,952 shares). If Fletcher has not purchased all of the Series C Convertible Preferred Stock by May 26, 2011, it must pay United 5% of the commitment amount not purchased by such date, and it must pay United an additional 5% of the commitment amount not purchased by May 26, 2012. In addition, Fletcher will receive an additional warrant to purchase $35 million in common stock at $6.02 per share (5,813,953 shares) when it purchases the last $35 million of Series C Convertible Preferred Stock. All of the warrants settle on a cashless exercise basis and the net shares to be delivered upon cashless exercise will be less than what would have been issuable if the warrant had been exercised for cash.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
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
The $103 million of nonperforming assets sold were transferred at United’s recorded book value which had previously been written down to appraised value. Because the appraisals were based on sales of similar assets (observable data), the valuation is considered to be Level 2.
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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 15 — Assets and Liabilities Measured at Fair Value
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The table below presents United’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2010, December 31, 2009 and September 30, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands).

September 30, 2010	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale:
U.S. Government agencies	$—	$98,708	$29,995	$128,703
State and political subdivisions	—	30,637	—	30,637
Mortgage-backed securities	—	791,946	5,375	797,321
Other	—	66,507	30,350	96,857
Deferred compensation plan assets	2,973	—	—	2,973

Total	$2,973	$987,798	$65,720	$1,056,491

Liabilities
Deferred compensation plan liability	$2,973	$—	$—	$2,973

Total liabilities	$2,973	$—	$—	$2,973

December 31, 2009	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale:
U.S. Government agencies	$—	$226,466	$20,000	$246,466
State and political subdivisions	—	63,293	—	63,293
Mortgage-backed securities	—	1,180,330	16,892	1,197,222
Other	—	21,066	2,000	23,066
Deferred compensation plan assets	4,818	—	—	4,818
Derivative financial instruments	—	10,692	—	10,692

Total	$4,818	$1,501,847	$38,892	$1,545,557

Liabilities
Deferred compensation plan liability	$4,818	$—	$—	$4,818

Total liabilities	$4,818	$—	$—	$4,818

September 30, 2009	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale:
U.S. Government agencies	$—	$206,847	$—	$206,847
State and political subdivisions	—	53,852	—	53,852
Mortgage-backed securities	—	1,240,396	7,252	1,247,648
Other	—	19,474	4,693	24,167
Deferred compensation plan assets	4,534	—	—	4,534
Derivative financial instruments	—	14,430	—	14,430

Total	$4,534	$1,534,999	$11,945	$1,551,478

Liabilities
Deferred compensation plan liability	$4,534	$—	$—	$4,534

Total liabilities	$4,534	$—	$—	$4,534

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The following table shows a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs that are classified as Level 3 values (in thousands):

Securities
Available for Sale
Balance at December 31, 2009	$38,892
Amounts included in earnings	(70)
Other comprehensive income	(700)
Impairment charges	(950)
Purchases, sales, issuances, settlements, maturities, paydowns, net	79,359
Transfers between valuation levels, net	(50,811)

Balance at September 30, 2010	$65,720

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
United may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. The table below presents United’s assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2010, December 31, 2009 and September 30, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Level 1	Level 2	Level 3	Total
September 30, 2010
Assets
Loans	$—	$—	$121,257	$121,257
Foreclosed properties	—	—	81,436	81,436

Total	$—	$—	$202,693	$202,693

December 31, 2009
Assets
Loans	$—	$—	$153,038	$153,038
Foreclosed properties	—	—	81,213	81,213

Total	$—	$—	$234,251	$234,251

September 30, 2009
Assets
Loans	$—	$—	$181,015	$181,015
Foreclosed properties	—	—	86,543	86,543
Goodwill	—	—	210,590	210,590

Total	$—	$—	$478,148	$478,148

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
The short maturity of United’s assets and liabilities results in having a significant number of financial instruments whose fair value equals or closely approximates carrying value. Such financial instruments are reported in the following balance sheet captions: cash and cash equivalents, mortgage loans held for sale, federal funds purchased, repurchase agreements and other short-term borrowings. The fair value of securities available for sale equals the balance sheet value. As of December 31, 2009 and September 30, 2009 the fair value of interest rate contracts used for balance sheet management was an asset of approximately $10.7 million and $14.4 million, respectively. There were no active derivative contracts held by United at September 30, 2010.

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
The carrying amount and fair values for other financial instruments that are not measured at fair value in United’s balance sheet at September 30, 2010, December 31, 2009 September 30, 2009 are as follows (in thousands):

	September 30, 2010		December 31, 2009		September 30, 2009
	Carrying		Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value
Assets:
Loans, net	$4,584,891	$4,272,201	$4,995,874	$4,529,755	$5,212,502	$4,833,533
Securities held to maturity	256,694	263,012	—	—	—	—

Liabilities:
Deposits	5,998,637	6,003,543	6,627,834	6,660,196	6,821,306	6,865,338
Federal Home Loan Bank advances	55,125	60,215	114,501	119,945	314,704	320,991
Long-term debt	150,126	124,964	150,066	111,561	150,046	105,025

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
Our businesses and operations are and will be subject to a variety of risks, uncertainties and other factors. Consequently, actual results and experience may materially differ from those contained in any forward-looking statements. Such risks, uncertainties and other factors that could cause actual results and experience to differ from those projected include, but are not limited to, the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2009, our Form 10-Q for the quarter ended June 30, 2010 and this Form 10-Q, as well as the following:
•	the condition of the banking system and financial markets;
•	our ability to become profitable;
•	the results of our most recent internal credit stress test may not accurately predict the impact on our financial condition if the economy was to continue to deteriorate;
•	our ability to raise capital consistent with our capital plan;
•	our ability to maintain liquidity or access other sources of funding;
•	changes in the cost and availability of funding;
•	the success of the local economies in which we operate;
•	our concentrations of residential and commercial construction and development loans and commercial real estate loans are subject to unique risks that could adversely affect our earnings;
•	changes in prevailing interest rates may negatively affect our net income and the value of our assets;
•	the accounting and reporting policies of United;
•	if our allowance for loan losses is not sufficient to cover actual loan losses;
•	we may be subject to losses due to fraudulent and negligent conduct of our loan customers, third party service providers or employees;
•	our ability to fully realize our deferred tax asset balances;
•	competition from financial institutions and other financial service providers;
•	the United States Department of Treasury may change the terms of our Series B Preferred Stock;
•	risks with respect to future expansion and acquisitions;
•	conditions in the stock market, the public debt market and other capital markets deteriorate;
•	the impact of the Dodd-Frank Act and related regulations and other changes in financial services laws and regulations;
•	the failure of other financial institutions;
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

All written or oral forward-looking statements attributable to us or any person acting on our behalf made after the date of this prospectus supplement are expressly qualified in their entirety by the risk factors and cautionary statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2009, our Form 10-Q for the quarter ended June 30, 2010 and this Form 10-Q.

Overview
The following discussion is intended to provide insight into the results of operations and financial condition of United Community Bank, Inc. (“United”) and its subsidiaries and should be read in conjunction with the consolidated financial statements and accompanying notes.
United is a bank holding company registered with the Federal Reserve under the Bank Holding Company Act of 1956 that was incorporated under the laws of the state of Georgia in 1987 and commenced operations in 1988. At September 30, 2010, United had total consolidated assets of $7.0 billion, total loans of $4.8 billion, excluding the loans acquired from Southern Community Bank (“SCB”) that are covered by loss sharing agreements and therefore have a different risk profile, total deposits of $6.0 billion and stockholders’ equity of $662 million.
United’s activities are primarily conducted by its wholly owned Georgia banking subsidiary (the “Bank”). The Bank operations are conducted under a community bank model that operates 27 “community banks” with local bank presidents and boards in north Georgia, the Atlanta-Sandy Springs-Marietta, Georgia metropolitan statistical area (the “Atlanta MSA”), the Gainesville, Georgia metropolitan statistical area (the “Gainesville MSA”), coastal Georgia, western North Carolina, and east Tennessee. On March 31, 2010, United sold Brintech, Inc., (“Brintech”) a consulting services firm for the financial services industry, resulting in a pre-tax gain of $2.1 million, net of selling costs. The income statements for all periods presented reflect Brintech as a discontinued operation with revenue, expenses and income taxes related to Brintech removed from revenue, expenses, income taxes and loss from continuing operations. The balance sheet and cash flow statement have not been adjusted to reflect Brintech as a discontinued operation as Brintech’s assets and contribution to cash flows were not material.
Operating loss from continuing operations and operating loss from continuing operations per diluted share are non-GAAP performance measures. United’s management believes that operating performance is useful in analyzing United’s financial performance trends since it excludes items that are non-recurring in nature and therefore most of the discussion in this section will refer to operating performance measures. A reconciliation of these operating performance measures to GAAP performance measures is included in the table on page 30.
United reported a net operating loss from continuing operations of $25.8 million for the third quarter of 2010. This compared to a net operating loss from continuing operations of $43.8 million for the third quarter of 2009. The net operating loss from continuing operations in the third quarter of 2010 and 2009 excluded goodwill impairment charges of $211 million and $25 million, respectively. Diluted operating loss from continuing operations per common share was $.30 for the third quarter of 2010, compared to a diluted operating loss from continuing operations per common share of $.93 for the third quarter of 2009. The third quarter of 2010 operating loss reflects the challenging economic environment and elevated credit and foreclosed property losses primarily resulting from the weak residential construction and housing market. The goodwill impairment charges, which have been excluded from operating losses, represented $2.22 and $.50 of loss per share for the third quarters of 2010 and 2009, respectively, reducing the diluted loss from continuing operations of $2.52 per share to $.30 for 2010, and $1.43 per share to $.93 for 2009.
For the nine months ended September 30, 2010, United reported a net operating loss from continuing operations of $120 million, which included the $30.0 million after-tax loss from the Fletcher transaction which is described on page 25. This compared to a net operating loss from continuing operations of $99.0 million for the nine months ended September 30, 2009. Net loss for the nine months ended September 30, 2010, which included discontinued operations and goodwill impairment, totaled $329 million. For the same period of 2009, the net loss of $188 million included the $7.1 million gain on acquisition, net of tax; $95 million in charges for goodwill impairment and a $1.8 million charge for a reduction in workforce, net of tax. Diluted operating loss from continuing operations per common share was $1.35 for the nine months ended September 30, 2010, compared with diluted operating loss from continuing operations per common share of $2.18 for the same period in 2009. The loss on sale of nonperforming assets in 2010 represented $.32 of loss per share. The diluted loss per share was $3.56 for the first nine months of 2010, which includes discontinued operations and the goodwill impairment charge of $2.23 of loss per share. The gain on acquisition, goodwill impairment charges and severance costs represented $.14 of earnings per share, $1.93 of loss per share and $.04 of loss per share, respectively, for the nine months ended September 30, 2009, bringing the diluted loss per share to $4.01.
United’s approach to managing through the challenging economic cycle has been to aggressively deal with its credit problems and dispose of troubled assets quickly, taking losses as necessary. As a result, United’s provision for loan losses was $50.5 million for the three months ended September 30, 2010, compared to $95.0 million for the same period in 2009. Net charge-offs for the third quarter of 2010 were $50.0 million, compared to $90.5 million for the third quarter of 2009. For the nine months ended September 30, 2010, United’s provision for loan losses was $187 million, compared to $220 million for the same period in 2009. Net charge-offs for the first nine months of 2010 were $168 million, compared to $192 million for the first nine months of 2009. As of September 30, 2010, United’s allowance for loan losses of $175 million was 3.67% of loans, compared to $150 million, or 2.80% of total loans at September 30, 2009. Nonperforming assets of $348 million, which excludes assets of SCB that are covered by loss sharing agreements with the FDIC, increased to 4.96% of total assets at September 30, 2010, compared to 4.81% as of December 31, 2009, and 4.91% as of September 30, 2009. The increase in the ratio was the result of a decrease in total assets, as nonperforming assets were flat with the second quarter of 2010.

Taxable equivalent net interest revenue was $60.0 million for the third quarter of 2010, compared to $63.0 million for the same period of 2009. The decrease in net interest revenue was the result of lower levels of interest earning assets. Average loans and securities for the quarter declined $669 and $204 million, respectively, from the third quarter of 2009. For the nine months ended September 30, 2010, taxable equivalent net interest revenue was $183 million, compared to $181 million for the same period of 2009. Net interest margin increased from 3.25% for the nine months ended September 30, 2009 to 3.56% for the same period in 2010. The margin improvement resulted from management’s ongoing efforts to manage loan pricing, while lowering the cost of deposits, in spite of continuing attrition in the loan portfolio.
Operating fee revenue decreased $528,000, or 4%, and $411,000, or 1%, from the third quarter and first nine months of 2009, respectively. The decrease was primarily attributable to balance sheet management activities that resulted in gains from the sale of securities offset by losses on the prepayment of Federal Home Loan Bank advances. Included in the net securities gains for 2010, was a $950,000 impairment loss on a bank trust preferred securities investment, recognized in the first quarter that was more than offset by securities gains. Included in the net securities gains for 2009, was a $1.2 million impairment loss on equity investments in failed or troubled financial institutions. Also contributing to the decrease for the first nine months were lower mortgage fees.
For the third quarter of 2010, operating expenses of $64.9 million were up $13.5 million from the third quarter of 2009. Although United’s expense savings initiatives have been successful in lowering controllable expenses, foreclosed property costs were up $11.8 million from the third quarter of 2009. For the first nine months of 2010, operating expenses of $178 million, excluding the $45.3 million loss from the sale of nonperforming assets and $211 million goodwill impairment charge, were up $21.1 million from the same period of 2009. Foreclosed property costs, which were up $27.1 million, was primarily responsible for the increase from 2009. The increase in foreclosed property costs was partially offset by a $4.7 million decrease in salaries and benefits expense reflecting the 10% staff reduction that began at the end of the first quarter of 2009. Operating expenses for 2009 excluded $95 million in goodwill impairment charges and $2.9 million in severance costs.
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
Mergers and Acquisitions
On June 19, 2009, the Bank acquired the banking operations of SCB from the FDIC. The Bank acquired $378 million of assets and assumed $367 million of liabilities. The Bank and the FDIC entered into loss sharing agreements regarding future losses incurred on loans and foreclosed loan collateral existing at June 19, 2009. Under the terms of the loss sharing agreements, the FDIC will absorb 80% of losses and share in 80% of loss recoveries on the first $109 million of losses, and absorb 95% of losses and share in 95% of loss recoveries on losses exceeding $109 million. The term for loss sharing on 1 to 4 family loans is ten years, while the term for loss sharing on all other loans is five years. The SCB acquisition was accounted for under the purchase method of accounting in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification, Topic 805, Business Combinations (“ASC 805”). United recorded a gain totaling $11.4 million in the second quarter of 2009 resulting from the acquisition, which is a component of fee revenue in the consolidated statement of income. The amount of the gain is equal to the amount by which the fair value of assets purchased exceeded the fair value of liabilities assumed. See Note 3 of the Notes to the unaudited consolidated financial statements for additional information regarding the acquisition.
The results of operations of SCB are included in the consolidated statement of income from the acquisition date of June 19, 2009.
GAAP Reconciliation and Explanation
This Form 10-Q contains non-GAAP financial measures determined by methods other than in accordance with GAAP. Such non-GAAP financial measures include, among others the following: operating revenue, operating expense, operating (loss) income from continuing operations, operating (loss) income, operating earnings (loss) from continuing operations per share, operating earnings (loss) per share, operating earnings (loss) from continuing operations per diluted share and operating earnings (loss) per diluted share. Management uses these non-GAAP financial measures because it believes they are useful for evaluating our operations and performance over periods of time, as well as in managing and evaluating our business and in discussions about our operations and performance. Management believes these non-GAAP financial measures provide users of our financial information with a meaningful measure for assessing our financial results and credit trends, as well as comparison to financial results for prior periods. These non-GAAP financial measures should not be considered as a substitute for operating results determined in accordance with GAAP and may not be comparable to other similarly titled financial measures used by other companies. A reconciliation of these operating performance measures to GAAP performance measures is included in on the table on page 30.

Discontinued Operations
Effective March 31, 2010, United sold its Brintech subsidiary. As a result, the operations of Brintech are being accounted for as a discontinued operation. All revenue, including the gain from the sale, expenses and income taxes relating to Brintech have been deconsolidated from the consolidated statement of income and are presented on one line titled “(Loss) income from discontinued operations” for all periods presented. Because Brintech’s assets, liabilities and cash flows were not material to the consolidated balance sheet and statement of cash flows, no such adjustments have been made to those financial statements.
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
The challenge in this environment is to find ways to sell a large quantity of non-performing assets without significantly reducing capital. The transaction with Fletcher International Inc. (“Fletcher Inc.”) and Fletcher International Ltd (“Fletcher Ltd”, together with Fletcher Inc. and their affiliates, “Fletcher”) accomplished that objective by combining the sale of nonperforming assets with the issuance of equity instruments. Although the transaction with Fletcher is described in more detail below, in essence, Fletcher agreed to acquire certain of United’s more illiquid nonperforming assets and received equity instruments that include a warrant to purchase common stock and the right to purchase convertible preferred stock with an additional warrant to purchase common stock. All of the assets and equity instruments transferred in the transaction were transferred at fair value, which resulted in the recognition of a loss in the consolidated financial statements. The transaction had a slight positive impact on total capital, since the equity instruments exchanged in the transaction increased shareholders’ equity which more than offset the after-tax loss on the transaction.
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
Concurrently with the payment of the $10 million deposit under the Asset Purchase Agreement by Fletcher, United granted a warrant to Fletcher to purchase Junior Preferred Stock. The warrant was initially equal to $15 million and was increased to $30 million upon the completion of the asset sale pursuant to the Asset Purchase Agreement. An additional $35 million warrant will be issued on a dollar for dollar basis by the aggregate dollar amount of the Convertible Preferred Stock purchased under the Securities Purchase Agreement in excess of $30 million. The $30 million warrant price is equivalent to $4.25 per common share (cash exercise equal to 7,058,824 shares of common stock). The $35 million warrant price is equivalent to $6.02 per common share (cash exercise equal to 5,813,953 shares of common stock). The warrants may only be exercised by net share settlement (cashless exercise) and are exercisable for nine years from April 1, 2010, subject to limited extension upon certain events specified in the warrant agreement. All of the warrants settle on a cashless basis and the net shares to be issued to Fletcher Ltd. upon exercise of the warrants will be less than the total shares that would have been issuable if the warrants had been exercised for cash payments.
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

Results of Operations
United reported a net operating loss from continuing operations of $25.8 million for the third quarter of 2010. This compared to a net operating loss from continuing operations of $43.8 million for the same period in 2009. The 2010 and 2009 net operating loss from continuing operations excluded goodwill impairment charges of $211 million and $25.0 million, respectively. Including the goodwill impairment charges, the net loss for the third quarter of 2010 and 2009 was $236 million and $68.7 million, respectively. For the third quarter of 2010, diluted operating loss from continuing operations per share was $.30. This compared to diluted operating loss from continuing operations per share of $.93 for the third quarter of 2009. The diluted operating loss from continuing operations per share for the third quarter of 2010 and 2009 excluded $2.22 and $.50, respectively, in loss per share related to goodwill impairment charges.
For the first nine months of 2010, United reported a net operating loss from continuing operations of $120 million, which included the $30.0 million after-tax loss related to the Fletcher transaction and excluded the $211 million goodwill impairment charge. This compared to a net operating loss from continuing operations of $99.0 million for the first nine months of 2009, which excluded the $7.1 million gain on acquisition, net of tax; non-cash goodwill impairment charges of $95 million; and non-recurring severance costs of $1.8 million. The net loss for the nine months ended September 30, 2010, which includes discontinued operations and goodwill impairment, was $329 million. Including discontinued operations, the gain on acquisition, goodwill impairment charges and severance costs, net loss was $188 million for the nine months ended September 30, 2009. Diluted operating loss from continuing operations per share for the nine months ended September 30, 2010 was $1.35, of which the loss on the sale of nonperforming assets to Fletcher represented $.32. This compared to diluted operating loss per share from continuing operations of $2.18 for the same period in 2009. The diluted operating loss per share from continuing operations for the first nine months of 2010 excluded $2.22 in loss related to the third quarter goodwill impairment charge. The diluted operating loss per share for the first nine months of 2009 excluded $.14 in earnings per share related to the gain on acquisition and $1.93 and $.04 in loss per share related to the goodwill impairment charges and severance costs, respectively. The net operating losses from continuing operations in the third quarter and first nine months of 2010 reflect elevated foreclosed property costs related to the continuing effect of the challenging economic environment and the weak residential construction and housing markets.

Table 1 — Financial Highlights
Selected Financial Information

						Third
	2010			2009		Quarter	For the Nine		YTD
(in thousands, except per share	Third	Second	First	Fourth	Third	2010-2009	Months Ended		2010-2009
data; taxable equivalent)	Quarter	Quarter	Quarter	Quarter	Quarter	Change	2010	2009	Change
INCOME SUMMARY
Interest revenue	$84,360	$87,699	$89,849	$97,481	$101,181		$261,908	$307,480
Interest expense	24,346	26,072	28,570	33,552	38,177		78,988	126,182

Net interest revenue	60,014	61,627	61,279	63,929	63,004	(5)%	182,920	181,298	1%
Provision for loan losses	50,500	61,500	75,000	90,000	95,000		187,000	220,000
Operating fee revenue (1)	12,861	11,579	11,666	14,447	13,389	(4)	36,106	36,517	(1)

Total operating revenue (1)	22,375	11,706	(2,055)	(11,624)	(18,607)		32,026	(2,185)
Operating expenses (2)	64,906	58,308	54,820	60,126	51,426	26	178,034	156,924	13
Loss on sale of nonperforming assets	—	45,349	—	—	—		45,349	—

Operating loss from continuing operations before taxes	(42,531)	(91,951)	(56,875)	(71,750)	(70,033)	39	(191,357)	(159,109)	(20)
Operating income tax benefit	(16,706)	(32,419)	(22,417)	(31,687)	(26,252)		(71,542)	(60,067)

Net operating loss from continuing operations (1)(2)	(25,825)	(59,532)	(34,458)	(40,063)	(43,781)	41	(119,815)	(99,042)	(21)
Gain from acquisition, net of tax expense	—	—	—	—	—		—	7,062
Noncash goodwill impairment charges	(210,590)	—	—	—	(25,000)		(210,590)	(95,000)
Severance costs, net of tax benefit	—	—	—	—	—		—	(1,797)
(Loss) income from discontinued operations	—	—	(101)	228	63		(101)	285
Gain from sale of subsidiary, net of income taxes and selling costs	—	—	1,266	—	—		1,266	—

Net loss	(236,415)	(59,532)	(33,293)	(39,835)	(68,718)	(244)	(329,240)	(188,492)	(75)
Preferred dividends and discount accretion	2,581	2,577	2,572	2,567	2,562		7,730	7,675

Net loss available to common shareholders	$(238,996)	$(62,109)	$(35,865)	$(42,402)	$(71,280)		$(336,970)	$(196,167)

PERFORMANCE MEASURES
Per common share:
Diluted operating loss from continuing operations (1)(2)	$(.30)	$(.66)	$(.39)	$(.45)	$(.93)	68	$(1.35)	$(2.18)	38
Diluted loss from continuing operations	(2.52)	(.66)	(.39)	(.45)	(1.43)	(76)	(3.58)	(4.01)	11
Diluted loss	(2.52)	(.66)	(.38)	(.45)	(1.43)	(76)	(3.56)	(4.01)	11
Stock dividends declared (6)	—	—	—	—	1 for 130		—	3 for 130
Book value	5.14	7.71	7.95	8.36	8.85	(42)	5.14	8.85	(42)
Tangible book value (4)	5.05	5.39	5.62	6.02	6.50	(22)	5.05	6.50	(22)

Key performance ratios:
Return on equity (3)(5)	(148.04)%	(35.89)%	(20.10)%	(22.08)%	(45.52)%		(65.69)%	(39.11)%
Return on assets (5)	(12.47)	(3.10)	(1.70)	(1.91)	(3.32)		(5.70)	(3.05)
Net interest margin (5)	3.57	3.60	3.49	3.40	3.39		3.56	3.25
Operating efficiency ratio from continuing operations (1)(2)	89.38	141.60	75.22	78.74	68.35		102.14	72.29
Equity to assets	11.37	11.84	11.90	11.94	10.27		11.70	10.84
Tangible equity to assets (4)	9.19	9.26	9.39	9.53	7.55		9.28	7.92
Tangible common equity to assets (4)	6.78	6.91	7.13	7.37	5.36		6.94	5.74
Tangible common equity to risk-weighted assets (4)	9.60	9.97	10.03	10.39	10.67		9.60	10.67

ASSET QUALITY *
Non-performing loans	$217,766	$224,335	$280,802	$264,092	$304,381		$217,766	$304,381
Foreclosed properties	129,964	123,910	136,275	120,770	110,610		129,964	110,610

Total non-performing assets (NPAs)	347,730	348,245	417,077	384,862	414,991		347,730	414,991
Allowance for loan losses	174,613	174,111	173,934	155,602	150,187		174,613	150,187
Net charge-offs	49,998	61,323	56,668	84,585	90,491		167,989	192,084
Allowance for loan losses to loans	3.67%	3.57%	3.48%	3.02%	2.80%		3.67%	2.80%
Net charge-offs to average loans (5)	4.12	4.98	4.51	6.37	6.57		4.54	4.60
NPAs to loans and foreclosed properties	7.11	6.97	8.13	7.30	7.58		7.11	7.58
NPAs to total assets	4.96	4.55	5.32	4.81	4.91		4.96	4.91

AVERAGE BALANCES ($ in millions)
Loans	$4,896	$5,011	$5,173	$5,357	$5,565	(12)	$5,026	$5,612	(10)
Investment securities	1,411	1,532	1,518	1,529	1,615	(13)	1,487	1,700	(13)
Earning assets	6,676	6,854	7,085	7,487	7,401	(10)	6,870	7,457	(8)
Total assets	7,522	7,704	7,946	8,287	8,208	(8)	7,723	8,264	(7)
Deposits	6,257	6,375	6,570	6,835	6,690	(6)	6,399	6,671	(4)
Shareholders’ equity	855	912	945	989	843	1	904	896	1
Common shares — basic (thousands)	94,679	94,524	94,390	94,219	49,771		94,527	48,968
Common shares — diluted (thousands)	94,679	94,524	94,390	94,219	49,771		94,527	48,968

AT PERIOD END ($ in millions)
Loans *	$4,760	$4,873	$4,992	$5,151	$5,363	(11)	$4,760	$5,363	(11)
Investment securities	1,310	1,488	1,527	1,530	1,533	(15)	1,310	1,533	(15)
Total assets	7,013	7,652	7,837	8,000	8,444	(17)	7,013	8,444	(17)
Deposits	5,999	6,330	6,488	6,628	6,821	(12)	5,999	6,821	(12)
Shareholders’ equity	662	904	926	962	1,007	(34)	662	1,007	(34)
Common shares outstanding (thousands)	94,433	94,281	94,176	94,046	93,901		94,433	93,901

(1)	Excludes the gain from acquisition of $11.4 million, (income tax expense of $4.3 million) in the second quarter of 2009 and revenue generated by discontinued operations in all periods presented.

(2)
Excludes goodwill impairment charges of $211 million in the third quarter of 2010 and $25 million and $70 million in the third and first quarters of 2009, respectively, severance costs of $2.9 million, (income tax benefit of $1.1 million) in the first quarter of 2009 and expenses relating to discontinued operations for all periods presented.

(3)	Net loss available to common shareholders, which is net of preferred stock dividends, divided by average realized common equity, which excludes accumulated other comprehensive income (loss).

(4)	Excludes effect of acquisition related intangibles and associated amortization.

(5)	Annualized.

(6)	Number of new shares issued for shares currently held.

*	Excludes loans and foreclosed properties covered by loss sharing agreements with the FDIC.

Table 1 Continued — Operating Earnings to GAAP Earnings Reconciliation Selected Financial Information

	2010			2009		For the Nine
(in thousands, except per share	Third	Second	First	Fourth	Third	Months Ended
data; taxable equivalent)	Quarter	Quarter	Quarter	Quarter	Quarter	2010	2009
Interest revenue reconciliation
Interest revenue — taxable equivalent	$84,360	$87,699	$89,849	$97,481	$101,181	$261,908	$307,480
Taxable equivalent adjustment	(511)	(500)	(493)	(601)	(580)	(1,504)	(1,531)

Interest revenue (GAAP)	$83,849	$87,199	$89,356	$96,880	$100,601	$260,404	$305,949

Net interest revenue reconciliation
Net interest revenue — taxable equivalent	$60,014	$61,627	$61,279	$63,929	$63,004	$182,920	$181,298
Taxable equivalent adjustment	(511)	(500)	(493)	(601)	(580)	(1,504)	(1,531)

Net interest revenue (GAAP)	$59,503	$61,127	$60,786	$63,328	$62,424	$181,416	$179,767

Fee revenue reconciliation
Operating fee revenue	$12,861	$11,579	$11,666	$14,447	$13,389	$36,106	$36,517
Gain from acquisition	—	—	—	—	—	—	11,390

Fee revenue (GAAP)	$12,861	$11,579	$11,666	$14,447	$13,389	$36,106	$47,907

Total revenue reconciliation
Total operating revenue	$22,375	$11,706	$(2,055)	$(11,624)	$(18,607)	$32,026	$(2,185)
Taxable equivalent adjustment	(511)	(500)	(493)	(601)	(580)	(1,504)	(1,531)
Gain from acquisition	—	—	—	—	—	—	11,390

Total revenue (GAAP)	$21,864	$11,206	$(2,548)	$(12,225)	$(19,187)	$30,522	$7,674

Expense reconciliation
Operating expense	$64,906	$103,657	$54,820	$60,126	$51,426	$223,383	$156,924
Noncash goodwill impairment charge	210,590	—	—	—	25,000	210,590	95,000
Severance costs	—	—	—	—	—	—	2,898

Operating expense (GAAP)	$275,496	$103,657	$54,820	$60,126	$76,426	$433,973	$254,822

Loss from continuing operations before taxes reconciliation
Operating loss from continuing operations before taxes	$(42,531)	$(91,951)	$(56,875)	$(71,750)	$(70,033)	$(191,357)	$(159,109)
Taxable equivalent adjustment	(511)	(500)	(493)	(601)	(580)	(1,504)	(1,531)
Gain from acquisition	—	—	—	—	—	—	11,390
Noncash goodwill impairment charge	(210,590)	—	—	—	(25,000)	(210,590)	(95,000)
Severance costs	—	—	—	—	—	—	(2,898)

Loss from continuing operations before taxes (GAAP)	$(253,632)	$(92,451)	$(57,368)	$(72,351)	$(95,613)	$(403,451)	$(247,148)

Income tax benefit reconciliation
Operating income tax benefit	$(16,706)	$(32,419)	$(22,417)	$(31,687)	$(26,252)	$(71,542)	$(60,067)
Taxable equivalent adjustment	(511)	(500)	(493)	(601)	(580)	(1,504)	(1,531)
Gain from acquisition, tax expense	—	—	—	—	—	—	4,328
Severance costs, tax benefit	—	—	—	—	—	—	(1,101)

Income tax benefit (GAAP)	$(17,217)	$(32,919)	$(22,910)	$(32,288)	$(26,832)	$(73,046)	$(58,371)

Diluted loss from continuing operations per common share reconciliation
Diluted operating loss from continuing operations per common share	$(.30)	$(.66)	$(.39)	$(.45)	$(.93)	$(1.35)	$(2.18)
Gain from acquisition	—	—	—	—	—	—	.14
Noncash goodwill impairment charge	(2.22)	—	—	—	(.50)	(2.23)	(1.93)
Severance costs	—	—	—	—	—	—	(.04)

Diluted loss from continuing operations per common share (GAAP)	$(2.52)	$(.66)	$(.39)	$(.45)	$(1.43)	$(3.58)	$(4.01)

Book value per common share reconciliation
Tangible book value per common share	$5.05	$5.39	$5.62	$6.02	$6.50	$5.05	$6.50
Effect of goodwill and other intangibles	0.09	2.32	2.33	2.34	2.35	0.09	2.35

Book value per common share (GAAP)	$5.14	$7.71	$7.95	$8.36	$8.85	$5.14	$8.85

Efficiency ratio from continuing operations reconciliation
Operating efficiency ratio from continuing operations	89.38%	141.60%	75.22%	78.74%	68.35%	102.14%	72.29%
Gain from acquisition	—	—	—	—	—	—	(3.60)
Noncash goodwill impairment charge	290.00	—	—	—	33.22	96.29	41.58
Severance costs	—	—	—	—	—	—	1.27

Efficiency ratio from continuing operations (GAAP)	379.38%	141.60%	75.22%	78.74%	101.57%	198.43%	111.54%

Average equity to assets reconciliation
Tangible common equity to assets	6.78%	6.91%	7.13%	7.37%	5.36%	6.94%	5.74%
Effect of preferred equity	2.41	2.35	2.26	2.16	2.19	2.34	2.18

Tangible equity to assets	9.19	9.26	9.39	9.53	7.55	9.28	7.92
Effect of goodwill and other intangibles	2.18	2.58	2.51	2.41	2.72	2.42	2.92

Equity to assets (GAAP)	11.37%	11.84%	11.90%	11.94%	10.27%	11.70%	10.84%

Actual tangible common equity to risk-weighted assets reconciliation
Tangible common equity to risk-weighted assets	9.60%	9.97%	10.03%	10.39%	10.67%	9.60%	10.67%
Effect of other comprehensive income	(.81)	(.87)	(.85)	(.87)	(.90)	(.81)	(.90)
Effect of deferred tax limitation	(2.94)	(2.47)	(1.75)	(1.27)	(.58)	(2.94)	(.58)
Effect of trust preferred	1.06	1.03	1.00	.97	.92	1.06	.92
Effect of preferred equity	3.51	3.41	3.29	3.19	3.04	3.51	3.04

Tier I capital ratio (Regulatory)	10.42%	11.07%	11.72%	12.41%	13.15%	10.42%	13.15%

Net Interest Revenue (Taxable Equivalent)
Net interest revenue (the difference between the interest earned on assets and the interest paid on deposits and borrowed funds) is the single largest component of total revenue. United actively manages this revenue source to provide optimal levels of revenue while balancing interest rate, credit and liquidity risks. Taxable equivalent net interest revenue for the three months ended September 30, 2010 was $60.0 million, down $3.0 million, or 5%, from the third quarter of 2009. The decrease in net interest revenue for the third quarter of 2010 compared to the third quarter of 2009 was due to lower levels of interest earning assets. United continues its intense focus on loan and deposit pricing, in an effort to maintain a steady level of net interest revenue, despite continuing attrition in the loan portfolio.
Average loans decreased $669 million, or 12%, from the third quarter of last year. The decrease in the loan portfolio was a result of the slowdown in the housing market, particularly in the Atlanta MSA, north Georgia, coastal Georgia and the Gainesville MSA where period-end loans decreased $161 million, $187 million, $95.7 million and $85.1 million, respectively, from September 30, 2009. Weak lending conditions have also affected United’s other markets. Loan charge-offs, foreclosure activity and management’s efforts to rebalance the loan portfolio by reducing the concentration of residential construction loans have all contributed to declining loan balances. While loan balances have declined, United continues to make new loans. During the third quarter of 2010, United made $84.7 million in new loans, primarily commercial and small business loans in the Atlanta MSA and north Georgia.
Average interest-earning assets for the third quarter of 2010 decreased $725 million, or 10%, from the same period in 2009. Decreases of $669 million in average loans and $204 million in the investment securities portfolio were partially offset by a $149 million increase in other interest-earning assets. Loan demand has been weak due to the poor economy and management’s efforts to reduce United’s exposure to residential construction loans. The increase in other interest-earning assets was due to purchases of short-term commercial paper and bank certificates of deposit in an effort to temporarily invest excess liquidity. Average interest-bearing liabilities decreased $759 million, or 12%, from the third quarter of 2009 due to the rolling off of higher-cost certificates of deposit as funding needs decreased. The average yield on interest earning assets for the three months ended September 30, 2010, was 5.02%, down 41 basis points from 5.43% for the same period of 2009, reflecting the effect of lower short-term interest rates on United’s prime-based loans as well as increased levels of non-performing loans.
The average cost of interest-bearing liabilities for the third quarter of 2010 was 1.66% compared to 2.31% for the same period of 2009, reflecting the effect of falling rates on United’s floating rate liabilities and United’s ability to reduce deposit pricing. Also contributing to the overall lower rate on interest-bearing liabilities was a shift in the mix of deposits away from more expensive time deposits toward lower-rate transaction deposits. United’s shrinking balance sheet also permitted the reduction of more expensive wholesale borrowings.
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
For the three months ended September 30, 2010 and 2009, the net interest spread was 3.36% and 3.12%, respectively, while the net interest margin was 3.57% and 3.39%, respectively. The improved net interest margin for the quarter reflects management’s focus on improving earnings performance. United intensified its focus on loan pricing to ensure that it was being adequately compensated for the credit risk it was taking. The combined effect of the easing of deposit pricing competition and widening credit spreads in United’s loan portfolio led to the 18 basis point increase in the net interest margin from the third quarter of 2009 to the third quarter of 2010.
For the first nine months of 2010, net interest revenue was $183 million, an increase of $1.6 million, or 1%, from the first nine months of 2009. Average earning assets decreased $587 million, or 8%, during the first nine months of 2010 compared the same period a year earlier. The yield on earning assets decreased 42 basis points from 5.51% for the nine months ended September 30, 2009, to 5.09% for the nine months ended September 30, 2010, primarily as the result of lower interest rates on loans and investments, as well as the continued effects of interest reversals on nonperforming loans. The cost of interest-bearing liabilities over the same period decreased 80 basis points. This resulted in the net interest margin increasing 31 basis points from the nine months ended September 30, 2009 to the nine months ended September 30, 2010. In addition, the transaction with Fletcher International in the second quarter of 2010, removed approximately $70 million of nonperforming loans from United’s portfolio. Factors in the year over year increase were otherwise the same as those for the increase from the third quarter of 2009 to the third quarter of 2010.

The following table shows the relationship between interest revenue and expense, and the average amounts of interest-earning assets and interest-bearing liabilities for the three months ended September 30, 2010 and 2009.
Table 2 — Average Consolidated Balance Sheets and Net Interest Analysis
For the Three Months Ended September 30,

	2010			2009
	Average		Avg.	Average		Avg.
(dollars in thousands, taxable equivalent)	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (1)(2)	$4,896,471	$68,540	5.55%	$5,565,498	$80,880	5.77%
Taxable securities (3)	1,384,682	14,431	4.17	1,585,154	18,492	4.67
Tax-exempt securities (1)(3)	26,481	459	6.93	30,345	537	7.08
Federal funds sold and other interest-earning assets	368,108	930	1.01	219,542	1,272	2.32

Total interest-earning assets	6,675,742	84,360	5.02	7,400,539	101,181	5.43

Non-interest-earning assets:
Allowance for loan losses	(194,300)			(147,074)
Cash and due from banks	107,825			107,062
Premises and equipment	179,839			179,764
Other assets (3)	752,780			667,908

Total assets	$7,521,886			$8,208,199

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW	$1,318,779	$1,705	.51	$1,238,596	$2,528	.81
Money market	781,903	1,930	.98	628,392	2,711	1.71
Savings	186,123	83	.18	180,216	130	.29
Time less than $100,000	1,541,772	7,190	1.85	1,918,439	13,300	2.75
Time greater than $100,000	1,065,789	5,506	2.05	1,292,786	10,106	3.10
Brokered	573,606	3,403	2.35	707,678	4,777	2.68

Total interest-bearing deposits	5,467,972	19,817	1.44	5,966,107	33,552	2.23

Federal funds purchased and other borrowings	104,370	1,068	4.06	234,211	613	1.04
Federal Home Loan Bank advances	80,220	796	3.94	210,625	1,300	2.45
Long-term debt	150,119	2,665	7.04	150,353	2,712	7.16

Total borrowed funds	334,709	4,529	5.37	595,189	4,625	3.08

Total interest-bearing liabilities	5,802,681	24,346	1.66	6,561,296	38,177	2.31

Non-interest-bearing liabilities:
Non-interest-bearing deposits	789,231			723,841
Other liabilities	74,482			79,932

Total liabilities	6,666,394			7,365,069
Shareholders’ equity	855,492			843,130

Total liabilities and shareholders’ equity	$7,521,886			$8,208,199

Net interest revenue		$60,014			$63,004

Net interest-rate spread			3.36%			3.12%

Net interest margin (4)			3.57%			3.39%

(1)
Interest revenue on tax-exempt securities and loans has been increased to reflect comparable interest on taxable securities and loans. The rate used was 39%, reflecting the statutory federal income tax rate and the federal tax adjusted state income tax rate.

(2)	Included in the average balance of loans outstanding are loans where the accrual of interest has been discontinued.

(3)	Securities available for sale are shown at amortized cost. Pretax unrealized gains of $45.4 million in 2010 and $13.8 million in 2009 are included in other assets for purposes of this presentation.

(4)	Net interest margin is taxable equivalent net-interest revenue divided by average interest-earning assets.

The following table shows the relationship between interest revenue and expense, and the average amounts of interest-earning assets and interest-bearing liabilities for the nine months ended September 30, 2010 and 2009.
Table 3 — Average Consolidated Balance Sheets and Net Interest Analysis
For the Nine Months Ended September 30,

	2010			2009
	Average		Avg.	Average		Avg.
(dollars in thousands, taxable equivalent)	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (1)(2)	$5,025,739	$211,399	5.62%	$5,612,202	$244,196	5.82%
Taxable securities (3)	1,458,120	45,857	4.19	1,669,768	59,101	4.72
Tax-exempt securities (1)(3)	28,470	1,450	6.79	29,754	1,565	7.01
Federal funds sold and other interest-earning assets	357,881	3,202	1.19	145,449	2,618	2.40

Total interest-earning assets	6,870,210	261,908	5.09	7,457,173	307,480	5.51

Non-interest-earning assets:
Allowance for loan losses	(191,888)			(141,255)
Cash and due from banks	104,446			104,444
Premises and equipment	180,936			179,569
Other assets (3)	758,903			663,674

Total assets	$7,722,607			$8,263,605

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW	$1,335,034	$5,304	.53	$1,284,522	$8,708	.91
Money market	750,685	5,516	.98	543,122	7,217	1.78
Savings	184,420	250	.18	177,147	378	.29
Time less than $100,000	1,612,691	23,968	1.99	1,918,379	45,859	3.20
Time greater than $100,000	1,110,195	18,378	2.21	1,336,876	34,444	3.44
Brokered	650,588	11,669	2.40	726,352	15,997	2.94

Total interest-bearing deposits	5,643,613	65,085	1.54	5,986,398	112,603	2.51

Federal funds purchased and other borrowings	103,697	3,162	4.08	202,008	1,761	1.17
Federal Home Loan Bank advances	100,727	2,747	3.65	241,863	3,577	1.98
Long-term debt	150,098	7,994	7.12	150,788	8,241	7.31

Total borrowed funds	354,522	13,903	5.24	594,659	13,579	3.05

Total interest-bearing liabilities	5,998,135	78,988	1.76	6,581,057	126,182	2.56

Non-interest-bearing liabilities:
Non-interest-bearing deposits	755,845			684,942
Other liabilities	64,622			101,447

Total liabilities	6,818,602			7,367,446
Shareholders’ equity	904,005			896,159

Total liabilities and shareholders’ equity	$7,722,607			$8,263,605

Net interest revenue		$182,920			$181,298

Net interest-rate spread			3.33%			2.95%

Net interest margin (4)			3.56%			3.25%

(1)
Interest revenue on tax-exempt securities and loans has been increased to reflect comparable interest on taxable securities and loans. The rate used was 39%, reflecting the statutory federal income tax rate and the federal tax adjusted state income tax rate.

(2)	Included in the average balance of loans outstanding are loans where the accrual of interest has been discontinued.

(3)	Securities available for sale are shown at amortized cost. Pretax unrealized gains of $44.1 million in 2010 and $13.0 million in 2009 are included in other assets for purposes of this presentation.

(4)	Net interest margin is taxable equivalent net-interest revenue divided by average interest-earning assets.

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
Table 4 — Change in Interest Revenue and Expense on a Taxable Equivalent Basis
(in thousands)

	Three Months Ended September 30, 2010			Nine Months Ended September 30, 2010
	Compared to 2009			Compared to 2009
	Increase (decrease)			Increase (decrease)
	Due to Changes in			Due to Changes in
	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Loans	$(9,449)	$(2,891)	$(12,340)	$(24,874)	$(7,923)	$(32,797)
Taxable securities	(2,203)	(1,858)	(4,061)	(7,047)	(6,197)	(13,244)
Tax-exempt securities	(67)	(11)	(78)	(66)	(49)	(115)
Federal funds sold and other interest-earning assets	596	(938)	(342)	3,046	(2,462)	584

Total interest-earning assets	(11,123)	(5,698)	(16,821)	(28,941)	(16,631)	(45,572)

Interest-bearing liabilities:
NOW accounts	155	(978)	(823)	330	(3,734)	(3,404)
Money market accounts	559	(1,340)	(781)	2,190	(3,891)	(1,701)
Savings deposits	4	(51)	(47)	15	(143)	(128)
Time deposits less than $100,000	(2,291)	(3,819)	(6,110)	(6,488)	(15,403)	(21,891)
Time deposits greater than $100,000	(1,569)	(3,031)	(4,600)	(5,169)	(10,897)	(16,066)
Brokered deposits	(838)	(536)	(1,374)	(1,557)	(2,771)	(4,328)

Total interest-bearing deposits	(3,980)	(9,755)	(13,735)	(10,679)	(36,839)	(47,518)

Federal funds purchased & other borrowings	(498)	953	455	(1,206)	2,607	1,401
Federal Home Loan Bank advances	(1,052)	548	(504)	(2,807)	1,977	(830)
Long-term debt	(4)	(43)	(47)	(38)	(209)	(247)

Total borrowed funds	(1,554)	1,458	(96)	(4,051)	4,375	324

Total interest-bearing liabilities	(5,534)	(8,297)	(13,831)	(14,730)	(32,464)	(47,194)

Increase in net interest revenue	$(5,589)	$2,599	$(2,990)	$(14,211)	$15,833	$1,622

Provision for Loan Losses
The provision for loan losses is based on management’s evaluation of losses inherent in the loan portfolio and corresponding analysis of the allowance for loan losses at quarter-end. The provision for loan losses was $50.5 million and $187 million for the third quarter and the first nine months of 2010, respectively, compared with $95.0 million and $220 million, respectively, for the same periods in 2009. The amount of provision recorded in the third quarter was the amount required such that the total allowance for loan losses reflects, in the estimation of management, the amount of inherent losses in the loan portfolio. The decrease in the provision for loan losses compared to a year ago was due to declining levels of nonperforming loans and charge-offs. For the three and nine months ended September 30, 2010, net loan charge-offs as an annualized percentage of average outstanding loans were 4.12% and 4.54%, respectively, compared to 6.57% and 4.60%, respectively, for the same periods in 2009.
As the residential construction and housing markets have struggled, it has been difficult for many builders and developers to obtain cash flow from selling lots and houses needed to service debt. This deterioration of the residential construction and housing market was the primary factor that resulted in higher credit losses and increases in non-performing assets over the last two years. Although a majority of the losses have been within the residential construction and development portion of the portfolio, credit quality deterioration has migrated to other loan categories as unemployment levels have remained high throughout United’s markets. Additional discussion on credit quality and the allowance for loan losses is included in the Asset Quality and Risk Elements section of this report on page 39.

Fee Revenue
Fee revenue for the three and nine months ended September 30, 2010 was $12.9 million and $36.1 million, respectively. Fee revenue for the three and nine months ended September 30, 2009 was $13.4 million and $47.9 million, respectively. In 2009, fee revenue included an $11.4 million gain on the acquisition of SCB in the second quarter. Excluding the gain on acquisition in 2009, operating fee revenue decreased $528,000, or 4%, and $411,000, or 1%, respectively, from the third quarter and first nine months of 2009.
The following table presents the components of fee revenue for the third quarters and first nine months of 2010 and 2009.
Table 5 — Fee Revenue
(dollars in thousands)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2010	2009	Change	2010	2009	Change
Service charges and fees	$7,648	$8,138	(6)%	$23,088	$22,729	2%
Mortgage loan and related fees	2,071	1,832	13	5,151	7,308	(30)
Brokerage fees	731	456	60	1,884	1,642	15
Securities gains, net	2,491	1,149		2,552	741
Losses from prepayment of borrowings	(2,233)	—		(2,233)	—
Other	2,153	1,814	19	5,664	4,097	38

Operating fee revenue	12,861	13,389	(4)	36,106	36,517	(1)
Gain from acquisition	—	—		—	11,390

Total fee revenue	$12,861	$13,389	(4)	$36,106	$47,907	(25)

Service charges and fees of $7.6 million were down $490,000, or 6%, from the third quarter of 2009. The decrease was primarily due to lower overdraft fees resulting from decreased utilization of our courtesy overdraft services with the recent changes to Regulation E requiring customers to opt in to such service. For the first nine months of 2010, service charges and fees of $23.1 million were up $359,000, or 2%, from the same period in 2009.
Mortgage loans and related fees for the third quarter of 2010, were up $239,000, or 13%, from the same period in 2009. Refinancing activity picked up in the third quarter of 2010 due to lower long-term interest rates. For the nine months ended September 30, 2010, mortgage loan and related fees were down $2.2 million, or 30% from the same period in 2009. In 2009, refinancing activity reached record levels due to historically low mortgage interest rates. In the third quarter of 2010, United closed 582 loans totaling $99.7 million compared with 610 loans totaling $96.6 million in the third quarter of 2009. Year-to-date mortgage production in 2010 amounted to 1,469 loans totaling $235 million, compared to 2,614 loans totaling $438.6 million for the same period in 2009.
United incurred net securities gains of $2.5 million and $2.6 million for the three and nine months ended September 30, 2010, which included $950,000 in impairment charges in the first quarter on trust preferred securities of a bank whose financial condition had deteriorated. The impairment charge was more than offset by gains from securities sales. The net securities gains of $1.1 million and $741,000, respectively, for the third quarter and first nine months of 2009 include charges of $475,000 and $1.2 million, respectively, for the impairment of equity investments in troubled/failed financial institutions. The net securities gains in the third quarter were mostly offset by losses resulting from the prepayment of FHLB advances that was part of the same balance sheet management activities.
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
For the three and nine months ended September 30, 2010, other fee revenue increased $339,000, or 19%, and $1.6 million, or 38%, respectively, from the same periods in 2009. This increase is partially due to the ineffectiveness of United’s cash flow and fair value hedges. In the third quarter of 2010, United recognized $336,000 in income from hedge ineffectiveness compared with $146,000 in losses in the third quarter of 2009. For the first nine months of 2010, United recognized $1.2 million in income from hedge ineffectiveness compared with $393,000 in losses for the same period of 2009.

Operating Expenses
The following table presents the components of operating expenses for the three and nine months ended September 30, 2010 and 2009. The table is presented to reflect Brintech as a discontinued operation, and accordingly, operating expenses associated with Brintech have been excluded from the table for all periods presented.
Table 6 — Operating Expenses
(dollars in thousands)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2010	2009	Change	2010	2009	Change
Salaries and employee benefits	$24,891	$23,889	4%	$72,841	$77,507	(6)%
Communications and equipment	3,620	3,640	(1)	10,404	10,857	(4)
Occupancy	3,720	4,063	(8)	11,370	11,650	(2)
Advertising and public relations	1,128	823	37	3,523	2,992	18
Postage, printing and supplies	1,019	1,270	(20)	3,009	3,733	(19)
Professional fees	2,117	2,358	(10)	6,238	8,834	(29)
Foreclosed property	19,752	7,918	149	45,105	17,974	151
FDIC assessments and other regulatory charges	3,256	2,801	16	10,448	12,293	(15)
Amortization of intangibles	793	813	(2)	2,389	2,291	4
Other	4,610	3,851	20	12,707	8,793	45

	64,906	51,426	26	178,034	156,924	13
Loss on sale of nonperforming assets	—	—		45,349	—

Operating expenses, excluding non-recurring items	64,906	51,426	26	223,383	156,924	42
Goodwill impairment	210,590	25,000		210,590	95,000
Severance costs	—	—		—	2,898

Total operating expenses	$275,496	$76,426	260	$433,973	$254,822	70

Operating expenses before the loss on sale of nonperforming assets and non-recurring items for the third quarter of 2010 totaled $64.9 million, up $13.5 million, or 26%, from the third quarter of 2009. For the nine months ended September 30, 2010, total operating expenses before the loss on sale of nonperforming assets and non-recurring items were $178 million, which excluded a $211 million charge for goodwill impairment. This compared to $157 million for the same period in 2009, which excluded a $95 million charge for goodwill impairment and $2.9 million in severance costs relating to a reduction in force. The $45.3 million loss on the sale of nonperforming assets to Fletcher was incurred during the second quarter of 2010. Although the loss from the bulk sale of nonperforming assets resulted from an isolated event, because disposition of nonperforming assets is considered an operating activity, it is not excluded from operating expenses as a non-recurring item but has been separated to make trend comparisons more meaningful. Including the loss on sale of nonperforming assets and those non-recurring charges, operating expenses for the third quarter of 2010 and 2009 were $275 million and $76.4 million, respectively, and for the first nine months of 2010 and 2009 were $434 million and $255 million, respectively.
Salaries and employee benefits for the third quarter 2010 totaled $24.9 million, up $1.0 million, or 4%, from the same period of 2009. The increase was primarily due to decreased capitalization of direct loan origination costs and higher group medical insurance costs. For the first nine months of 2010, salaries and employee benefits of $72.8 million were down $4.7 million, or 6%, from the first nine months of 2009. The decrease is related to the reduction in force at the end of the first quarter of 2009. Headcount totaled 1,812 at September 30, 2010, down from 1,956 at December 31, 2008, reflecting the reduction in force initiated at the end of the first quarter of 2009. This reduction in workforce was partially offset by the addition of 39 employees resulting from the acquisition of SCB in the second quarter of 2009.
Advertising and public relations expense of $1.1 million and $3.5 million, respectively, for the three and nine months ended September 30, 2010, was up $305,000, or 37%, and $531,000, or 18%, respectively, compared to the same periods in 2009. The increase was primarily related to advertising campaigns and promotions aimed at increasing core transaction deposits through United’s “Strong Bank, Strong Service” marketing initiative, which has been very successful in adding $219 million in core transaction deposits in the past twelve months.
Postage, printing and supplies expense for the third quarter of 2010 totaled $1.0 million, down $251,000, or 20%, from the same period of 2009. For the first nine months of 2010, postage, printing and supplies expense of $3.0 million was down $724,000, or 19%, from the first nine months of 2009. United continued its efforts to encourage customers to accept electronic statements and controlled courier expense through the use of remote capture technology.

Professional fees for the third quarter of 2010 of $2.1 million were down $241,000, or 10%, from the same period in 2009. Year-to-date professional fees of $6.2 million were down $2.6 million, or 29%, from the same period in 2009. During the first quarter of 2009, United was engaged in a project to improve operational efficiency and to reduce operating expenses. Consulting services related to that project were performed by Brintech, a wholly-owned subsidiary at the time. Since the table above is presented with Brintech as a discontinued operation, the fees charged by Brintech for those services are no longer eliminated in this table and our consolidated statement of income, and are therefore reflected in professional fees for the third quarter and first nine months of 2009. Lower legal fees in 2010 for credit-related work also contributed to the decrease in professional fees.
Foreclosed property expense of $19.8 million for the third quarter of 2010 was up $11.8 million from the third quarter of 2009. For the nine months ended September 30, 2010, foreclosed property expense totaled $45.1 million, compared to $18.0 million for the same period in 2009. Foreclosed property expenses have remained elevated throughout the weak economic cycle. This expense category includes legal fees, property taxes, marketing costs, utility services, maintenance and repair charges, as well as realized losses and write downs associated with foreclosed properties. Realized losses and write downs totaled $14.2 million and $33.5 million for the three and nine months ended September 30, 2010, respectively, compared to $4.1 million and $8.3 million for the same periods of 2009.
FDIC assessments and other regulatory charges of $3.3 million, and $10.4 million, respectively, for the third quarter and first nine months of 2010, increased $455,000 from the third quarter of 2009 and decreased $1.8 million, from the first nine months of 2009. The year-to-date decrease was attributable to the one-time $3.8 million special assessment from the FDIC charged to all depository institutions in 2009. The increase, absent the one-time special assessment, is due to an increase in United’s assessment rate in 2010.
Other expense of $4.6 million for the third quarter of 2010 increased $759,000 from the third quarter of 2009. The increase was primarily due to an increase in appraisals and collection costs. Year-to-date, other expenses of $12.7 million increased $3.9 million from the first nine months of 2009. The increase was partially the result of an accrual reversal in the second quarter of 2009 for $2.4 million related to a disputed charge from the transfer of BOLI investments. The disputed charge was settled in United’s favor during the second quarter of 2009, and reduced other expenses for the period.
Income Taxes
Income tax benefit for the third quarter 2010 was $17.2 million as compared with income tax benefit of $26.8 million for the third quarter of 2009, representing an effective tax rate of 6.8% and 28.1%, respectively. Excluding the goodwill impairment charges in both periods, which had a very limited tax impact, the effective tax rate for the third quarter of 2010 and 2009 was 40.0% and 38%, respectively. For the first nine months of 2010, income tax benefit was $73.0 million as compared with income tax benefit of $58.4 million for the same period in 2009, representing an effective tax rate of 18.1% and 23.6%, respectively. The effective tax rates were different from the statutory tax rates primarily due to interest revenue on certain investment securities and loans that are exempt from income taxes, tax exempt fee revenue, tax credits received on affordable housing investments, goodwill impairment charges and the change in valuation allowance on deferred tax assets as discussed below.
The effective tax rate for the first nine months of 2010 reflects the tax treatment of the loss on the sale of nonperforming assets to Fletcher and an increase in the valuation allowance on deferred tax assets related to state tax credits with short carryforward periods that are expected to expire unused. An effective tax rate of 40% is expected for the remainder of the year.
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
The effective tax rates for the third quarter and first nine months of 2010 and 2009 also reflect the tax treatment of the goodwill impairment charges totaling $211 million for the three and nine months ended September 30, 2010 and $25 million and $95 million for the same periods in 2009, respectively. Since the majority of United’s goodwill originated from acquisitions that were treated as tax-free exchanges, a very small amount of goodwill was recognized for tax reporting purposes and therefore the resulting tax benefit for the impairment charge was minimal. Likewise, no tax benefit is recognized in the financial statements relating to the goodwill impairment charges. The year-to-date 2010 and 2009 effective tax rate also reflects a valuation allowance established for deferred tax assets.
Management determined that it is more likely than not that approximately $5.2 million at September 30, 2010 and $3.9 million at September 30, 2009, net of Federal benefit, in state low income housing tax credits will expire unused due to their very short three to five year carry forward period.

At September 30, 2010, United had net deferred tax assets of $147 million, including a valuation allowance of $5.2 million related to state tax credits that are expected to expire unused. Accounting Standards Codification Topic 740, Income Taxes, requires that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. United’s management considers both positive and negative evidence and analyzes changes in near-term market conditions as well as other factors which may impact future operating results. In making such judgments, significant weight is given to evidence that can be objectively verified. At September 30, 2010, United’s management believes that it is more likely than not that, with the exception of those state tax credits that are expected to expire unused due to a relatively short carryforward period of only three to five years, it will be able to realize its deferred tax benefits through its ability to carry losses forward to future profitable years. Despite recent losses and the challenging economic environment, United has a history of strong earnings, is well-capitalized, continues to grow its core customer deposit base while maintaining very high customer satisfaction scores, and has cautiously optimistic expectations regarding future taxable income. The deferred tax assets are analyzed quarterly for changes affecting realizability. United’s most recent analysis, which management believes is based on very conservative assumptions, indicated that the deferred tax assets will be fully utilized well in advance of the twenty-year carryforward period allowed for net operating losses; however, there can be no guarantee that a valuation allowance will not be necessary in future periods.
Additional information regarding income taxes can be found in Note 14 to the consolidated financial statements filed with United’s 2009 Form 10-K.
Balance Sheet Review
Total assets at September 30, 2010 and 2009 were $7.0 billion and $8.4 billion, respectively. Average total assets for the third quarter of 2010 were $7.5 billion, down from $8.2 billion in the third quarter of 2009.
Loans
The following table presents a summary of the loan portfolio.
Table 7 — Loans Outstanding (excludes loans covered by loss share agreement)
(dollars in thousands)

	September 30,	December 31,	September 30,
	2010	2009	2009
By Loan Type
Commercial (secured by real estate)	$1,781,271	$1,779,398	$1,787,444
Commercial construction	309,519	362,566	379,782
Commercial (commercial and industrial)	456,368	390,520	402,609

Total commercial	2,547,158	2,532,484	2,569,835
Residential construction	763,424	1,050,065	1,184,916
Residential mortgage	1,315,994	1,427,198	1,460,917
Installment	132,928	141,729	147,021

Total loans	$4,759,504	$5,151,476	$5,362,689

As a percentage of total loans:
Commercial (secured by real estate)	37%	34%	33%
Commercial construction	6	7	7
Commercial (commercial and industrial)	10	8	8

Total commercial	53	49	48
Residential construction	16	20	22
Residential mortgage	28	28	27
Installment	3	3	3

Total	100%	100%	100%

By Geographic Location
Atlanta MSA	$1,364,823	$1,435,223	$1,525,680
Gainesville MSA	316,499	389,766	401,642
North Georgia	1,754,541	1,883,880	1,941,643
Western North Carolina	718,948	771,709	785,874
Coastal Georgia	344,901	405,689	440,586
East Tennessee	259,792	265,209	267,264

Total loans	$4,759,504	$5,151,476	$5,362,689

Substantially all of United’s loans are to customers located in the immediate market areas of its community banks in Georgia, North Carolina, and Tennessee. At September 30, 2010, total loans, excluding loans acquired from SCB that are covered by loss sharing agreements with the FDIC, were $4.8 billion, a decrease of $603 million, or 11%, from September 30, 2009. The rate of loan growth began to decline in the first quarter of 2007 and the balances have continued to decline through 2008, 2009 and into 2010. The decrease in the loan portfolio began with deterioration in the residential construction and housing markets. This deterioration resulted in part in an oversupply of lot inventory, houses and land within United’s markets, which further slowed construction activities and acquisition and development projects. To date, the decline in the housing market has been most severe in the Atlanta, Georgia MSA although there has been migration of deterioration into United’s other markets, particularly north Georgia. The resulting recession that began in the housing market led to high rates of unemployment that resulted in stress in the other segments of United’s loan portfolio.
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
Table 8 — Performing Substandard Loans
(dollars in thousands)

	September 30,	June 30,	March 31,	December 31,	September 30,
	2010	2010	2010	2009	2009
Commercial (sec. by RE)	$157,245	$140,805	$151,573	$123,738	$93,454
Commercial construction	102,592	78,436	75,304	51,696	50,888
Commercial & industrial	22,251	22,052	35,474	33,976	34,491

Total commercial	282,088	241,293	262,351	209,410	178,833
Residential construction	177,381	149,305	153,799	196,909	207,711
Residential mortgage	86,239	79,484	80,812	79,579	83,504
Installment	4,218	4,364	3,922	3,554	3,199

Total	$549,926	$474,446	$500,884	$489,452	$473,247

At September 30, 2010, performing substandard loans totaled $550 million and increased $75.5 million from the prior quarter-end, and increased $76.7 million from a year ago. Most of the increase occurred in United’s north Georgia market due to continuing credit weakness in that market. Residential construction loans have represented the largest proportion of both performing substandard and nonperforming loans. The year-over-year increase in substandard residential mortgages is primarily related to rising unemployment rates. The year-over-year increase in substandard commercial loans reflects the recessionary economic environment.
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

The following table presents a summary of the changes in the allowance for loan losses for the three and nine months ended September 30, 2010 and 2009.
Table 9 — Allowance for Loan Losses
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Balance beginning of period	$174,111	$145,678	$155,602	$122,271
Provision for loan losses	50,500	95,000	187,000	220,000
Charge-offs:
Commercial (secured by real estate)	14,343	10,584	27,070	17,438
Commercial construction	1,989	4,380	5,660	5,191
Commercial (commercial and industrial)	1,458	3,094	7,776	9,279
Residential construction	25,661	67,916	111,632	150,528
Residential mortgage	8,043	5,132	19,435	11,832
Installment	1,162	1,466	3,708	3,373

Total loans charged-off	52,656	92,572	175,281	197,641

Recoveries:
Commercial (secured by real estate)	131	16	1,137	58
Commercial construction	17	11	22	12
Commercial (commercial and industrial)	251	1,302	1,592	3,507
Residential construction	1,727	396	3,083	1,006
Residential mortgage	348	81	672	272
Installment	184	275	786	702

Total recoveries	2,658	2,081	7,292	5,557

Net charge-offs	49,998	90,491	167,989	192,084

Balance end of period	$174,613	$150,187	$174,613	$150,187

Total loans: *
At period-end	$4,759,504	$5,362,689	$4,759,504	$5,362,689
Average	4,818,924	5,467,625	4,947,209	5,574,787
Allowance as a percentage of period-end loans	3.67%	2.80%	3.67%	2.80%
As a percentage of average loans:
Net charge-offs	4.12	6.57	4.54	4.60
Provision for loan losses	4.16	6.89	5.05	5.28
Allowance as a percentage of non-performing loans
As reported	80	49	80	49
Excluding impaired loans with no allocated reserve	257	149	257	149

*	Excludes loans covered by loss sharing agreements with the FDIC
The provision for loan losses charged to earnings was based upon management’s judgment of the amount necessary to maintain the allowance at a level appropriate to absorb losses inherent in the loan portfolio at the balance sheet date. The amount each quarter is dependent upon many factors, including growth and changes in the composition of the loan portfolio, net charge-offs, delinquencies, management’s assessment of loan portfolio quality, the value of collateral, and other macro-economic factors and trends. The evaluation of these factors is performed quarterly by management through an analysis of the appropriateness of the allowance for loan losses. The decreases in the provision and the stabilization of the level of the allowance for loan losses compared to the previous periods reflects stabilizing trends in substandard loans and collateral values leading to an expectation that charge-off levels will continue to decline.
Management believes that the allowance for loan losses at September 30, 2010 reflects the losses inherent in the loan portfolio. This assessment involves uncertainty and judgment; therefore, the adequacy of the allowance for loan losses cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require adjustments to the provision for loan losses in future periods if, in their opinion, the results of their review warrant such additions. See the “Critical Accounting Policies” section in United’s Annual Report on Form 10-K for additional information on the allowance for loan losses.

Non-performing Assets
The table below summarizes non-performing assets, excluding SCB’s assets covered by the loss-sharing agreement with the FDIC. Those assets have been excluded from non-performing assets, as the loss-sharing agreement with the FDIC and purchase price adjustments to reflect credit losses effectively eliminate the likelihood of recognizing any losses on the covered assets.
Table 10 — Non-Performing Assets
(dollars in thousands)

	September 30,	December 31,	September 30,
	2010	2009	2009
Non-performing loans*	$217,766	$264,092	$304,381
Foreclosed properties (OREO)	129,964	120,770	110,610

Total non-performing assets	$347,730	$384,862	$414,991

Non-performing loans as a percentage of total loans	4.58%	5.13%	5.68%
Non-performing assets as a percentage of total loans and OREO	7.11	7.30	7.58
Non-performing assets as a percentage of total assets	4.96	4.81	4.91

*	There were no loans 90 days or more past due that were still accruing at period end.
At September 30, 2010, non-performing loans were $218 million, compared to $264 million at December 31, 2009 and $304 million at September 30, 2009. The ratio of non-performing loans to total loans decreased from December 31, 2009 and September 30, 2009 due the sale of approximately $70 million nonperforming loans to Fletcher in the second quarter of 2010. Non-performing assets, which include non-performing loans and foreclosed real estate, totaled $348 million at September 30, 2010, compared with $385 million at December 31, 2009 and $415 million at September 30, 2009. The sale of approximately $40.2 million of foreclosed properties in the third quarter of 2010, as well as $33 million to Fletcher in the second quarter of 2010, was offset by the addition of approximately $59.8 million of new foreclosed properties. United’s position throughout the current economic environment has been to actively and aggressively work to dispose of problem assets quickly.
The following table summarizes non-performing assets by category and market. As with Tables 7, 8 and 10, assets covered by the loss-sharing agreement with the FDIC, related to the acquisition of SCB, are excluded from this table.
Table 11 — Nonperforming Assets by Quarter (1)
(in thousands)

	September 30, 2010			December 31, 2009			September 30, 2009
	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total
	Loans	Properties	NPAs	Loans	Properties	NPAs	Loans	Properties	NPAs
BY CATEGORY
Commercial (sec. by RE)	$53,646	$14,838	$68,484	$37,040	$15,842	$52,882	$38,379	$12,566	$50,945
Commercial construction	17,279	15,125	32,404	19,976	9,761	29,737	38,505	5,543	44,048
Commercial & industrial	7,670	—	7,670	3,946	—	3,946	3,794	—	3,794

Total commercial	78,595	29,963	108,558	60,962	25,603	86,565	80,678	18,109	98,787
Residential construction	79,321	73,206	152,527	142,332	76,519	218,851	171,027	79,045	250,072
Residential mortgage	58,107	26,795	84,902	58,767	18,648	77,415	50,626	13,456	64,082
Consumer / installment	1,743	—	1,743	2,031	—	2,031	2,050	—	2,050

Total NPAs	$217,766	$129,964	$347,730	$264,092	$120,770	$384,862	$304,381	$110,610	$414,991

Balance as a % of Unpaid Principal	70.0%	65.9%	68.4%	70.4%	66.6%	69.2%	73.8%	64.4%	71.0%

BY MARKET
Atlanta MSA	$65,304	$32,785	$98,089	$106,536	$41,125	$147,661	$120,599	$54,670	$175,269
Gainesville MSA	11,905	5,685	17,590	5,074	2,614	7,688	12,916	8,429	21,345
North Georgia	92,295	67,439	159,734	87,598	53,072	140,670	96,373	36,718	133,091
Western North Carolina	31,545	11,559	43,104	29,610	5,096	34,706	25,775	5,918	31,693
Coastal Georgia	10,611	10,951	21,562	26,871	17,150	44,021	38,414	3,045	41,459
East Tennessee	6,106	1,545	7,651	8,403	1,713	10,116	10,304	1,830	12,134

Total NPAs	$217,766	$129,964	$347,730	$264,092	$120,770	$384,862	$304,381	$110,610	$414,991

(1)	Excludes non-performing loans and foreclosed properties covered by the loss-sharing agreement with the FDIC, related to the acquisition of SCB.

Non-performing assets in the residential construction category were $153 million at September 30, 2010, compared with $250 million at September 30, 2009, a decrease of $97.5 million, or 39%. While residential construction non-performing assets have begun to decrease, other categories of non-performing assets have experienced significant increases. Commercial non-performing assets of $109 million at September 30, 2010 increased $9.8 million over the prior year and residential mortgage non-performing assets of $84.9 million increased $20.8 million from September 30, 2009. As described previously, the majority of non-performing assets had been concentrated in the Atlanta MSA, however Atlanta non-performing assets have been declining, down $77.2 million from September 30, 2009. At the same time, credit weakness has migrated beyond Atlanta and is having a greater impact in United’s other markets. Both north Georgia and western North Carolina markets have seen increases. Non-performing assets in the north Georgia market at September 30, 2010 were $160 million, compared to $133 million at the end of the third quarter of 2009. United’s western North Carolina market’s non-performing assets increased $11.4 million from September 30, 2009.
At September 30, 2010 and December 31, 2009, United had $66.3 million and $60.4 million, respectively, in loans with terms that have been modified in a troubled debt restructuring (“TDR”). Included therein were $16.7million and $7.0 million of TDRs that were not performing in accordance with their modified terms and were included in non-performing loans. The remaining TDRs with an aggregate balance of $49.6 million and $53.4 million, respectively, were performing according to their modified terms and are therefore not considered to be non-performing assets. There were no TDRs reported as of September 30, 2009.
At September 30, 2010, December 31, 2009, and September 30, 2009, there were $157 million, $198 million and $238.2 million, respectively, of loans classified as impaired. Included in impaired loans at September 30, 2010, December 31, 2009 and September 30, 2009, was $150 million, $182 million and $204 million, respectively, that did not require specific reserves or had previously been charged down to net realizable value. The remaining balance of impaired loans at September 30, 2010, December 31, 2009 and September 30, 2009, of $7.1 million, $16.1 million and $34.4 million, respectively had specific reserves that totaled $1.3 million, $3.0 million and $8.2 million. The average recorded investment in impaired loans for the quarters ended September 30, 2010 and 2009 was $159 million and $244 million, respectively. There was no interest revenue recognized on loans while they were impaired for the first nine months of 2010 or 2009.
The table below summarizes activity in non-performing assets by quarter. Assets covered by the loss sharing agreement with the FDIC, related to the acquisition of SCB, are not included in this table.
Table 12 — Activity in Nonperforming Assets by Quarter
(in thousands)

	Third Quarter 2010 (1)			Second Quarter 2010 (1)			Third Quarter 2009 (1)
	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total
	Loans	Properties	NPAs	Loans	Properties	NPAs	Loans	Properties	NPAs
Beginning Balance	$224,335	$123,910	$348,245	$280,802	$136,275	$417,077	$287,848	$104,754	$392,602
Loans placed on non-accrual	119,783	—	119,783	155,007	—	155,007	190,164	—	190,164
Payments received	(11,469)	—	(11,469)	(12,189)	—	(12,189)	(16,597)	—	(16,597)
Loan charge-offs	(52,647)	—	(52,647)	(62,693)	—	(62,693)	(92,359)	—	(92,359)
Foreclosures	(59,844)	59,844	—	(66,994)	66,994	—	(56,624)	56,624	—
Capitalized costs	—	601	601	—	305	305	—	579	579
Note / property sales	(2,392)	(40,203)	(42,595)	(69,598)	(68,472)	(138,070)	(8,051)	(47,240)	(55,291)
Write downs	—	(7,051)	(7,051)	—	(6,094)	(6,094)	—	(1,906)	(1,906)
Net gains (losses) on sales	—	(7,137)	(7,137)	—	(5,098)	(5,098)	—	(2,201)	(2,201)

Ending Balance	$217,766	$129,964	$347,730	$224,335	$123,910	$348,245	$304,381	$110,610	$414,991

	First Nine Months 2010 (1)			First Nine Months 2009 (1)
	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total
	Loans	Properties	NPAs	Loans	Properties	NPAs
Beginning Balance	$264,092	$120,770	$384,862	$190,723	$59,768	$250,491
Loans placed on non-accrual	413,820	—	413,820	535,274	—	535,274
Payments received	(29,391)	—	(29,391)	(56,972)	—	(56,972)
Loan charge-offs	(174,237)	—	(174,237)	(196,810)	—	(196,810)
Foreclosures	(176,071)	176,071	—	(159,783)	159,783	—
Capitalized costs	—	1,226	1,226	—	3,355	3,355
Note / property sales	(80,447)	(134,626)	(215,073)	(8,051)	(103,991)	(112,042)
Write downs	—	(17,724)	(17,724)	—	(6,795)	(6,795)
Net gains (losses) on sales	—	(15,753)	(15,753)	—	(1,510)	(1,510)

Ending Balance	$217,766	$129,964	$347,730	$304,381	$110,610	$414,991

(1)	Excludes non-performing loans and foreclosed properties covered by the loss-sharing agreement with the FDIC, related to the acquisition of SCB.

Foreclosed property is initially recorded at fair value, less cost to sell. If the fair value, less costs to sell at the time of foreclosure, is less than the loan balance, the deficiency is charged against the allowance for loan losses. If the fair value, less estimated costs to sell, of the foreclosed property decreases during the holding period, a valuation allowance is established with a charge to foreclosed property costs. When the foreclosed property is sold, a gain or loss is recognized on the sale for the difference between the sales proceeds and the carrying amount of the property. Financed sales of OREO are accounted for in accordance with ASC 360-20, Real Estate Sales. For the third quarter and first nine months of 2010, United transferred foreclosures into OREO of $59.8 and $176 million, respectively. During the same periods, proceeds from sales of OREO were $40.2 million and $135 million, respectively. During the second quarter of 2010, United sold approximately $33 million in foreclosed properties to Fletcher.
Investment Securities
The composition of the investment securities portfolio reflects United’s investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of revenue. The investment securities portfolio also provides a balance to interest rate risk and credit risk in other categories of the balance sheet while providing a vehicle for the investment of available funds, furnishing liquidity, and supplying securities to pledge as required collateral for certain deposits. Total investment securities at September 30, 2010 decreased $222 million from a year ago. During the second quarter of 2010, United transferred securities available for sale with a fair value of $315 million to held to maturity. At September 30, 2010, United had securities held to maturity with a carrying value of $257 million and securities available for sale totaling $1.1 billion. At September 30, 2010, December 31, 2009, and September 30, 2009, the securities portfolio represented approximately 19%, 19%, and 18% of total assets, respectively.
The investment securities portfolio primarily consists of U.S. Government sponsored agency mortgage-backed securities, non-agency mortgage-backed securities, U.S. Government agency securities, corporate bonds, and municipal securities. Mortgage-backed securities rely on the underlying pools of mortgage loans to provide a cash flow of principal and interest. The actual maturities of these securities will differ from contractual maturities because loans underlying the securities can prepay. Decreases in interest rates will generally cause an acceleration of prepayment levels. In a declining interest rate environment, United may not be able to reinvest the proceeds from these prepayments in assets that have comparable yields. In a rising rate environment, the opposite occurs. Prepayments tend to slow and the weighted average life extends. This is referred to as extension risk which can lead to lower levels of liquidity due to the delay of cash receipts and can result in the holding of a below market yielding asset for a longer period of time.
Goodwill and Other Intangible Assets
United’s goodwill represents the premium paid for acquired companies above the fair value of the assets acquired and liabilities assumed, including separately identifiable intangible assets. United evaluates its goodwill annually, or more frequently if necessary, to determine if any impairment exists. United performed its annual goodwill impairment assessment as of December 31, 2009. United engaged the services of a national third party valuation expert who employed commonly used valuation techniques including an earnings approach that considered discounted future expected cash earnings and three market approaches. The annual goodwill impairment test performed as of December 31, 2009, did not result in the recognition of any goodwill impairment.
During the third quarter of 2010, United’s stock price fell from $3.95 at June 30, 2010 to a low of $2.04 in the third quarter and ended at $2.24 at September 30, 2010. The recent economic recession resulted in lower earnings with higher credit costs and those costs have been reflected in our consolidated statement of income as well as valuation adjustments to the loan balances through increases to the level of the allowance for loan losses. With the stock price continuing to trade at a significant discount to book value and tangible book value, in addition to these other factors, management believed that goodwill should be re-assessed for impairment in the third quarter of 2010.
As a result of this assessment, United recognized a goodwill impairment charge to earnings in the amount of $211 million during the third quarter of 2010. For the three and nine months ended September 30, 2009, impairment charges of $25 million and $95 million were recognized, respectively.
In performing the third quarter of 2010 assessment, United engaged the same third party valuation firm used to assist with the annual goodwill impairment assessment, as well as the previous year’s interim impairment assessments. The interim assessment in 2010 was performed using a consistent approach with the annual assessment in the fourth quarter of 2009. The first step (Step 1) of the goodwill impairment analysis was to determine if the fair value of United exceeded the book value of equity, which would imply that goodwill is not impaired. The Step 1 analysis included four commonly used valuation techniques including an earnings approach that considered discounted future expected cash earnings and three market approaches. The first market approach was the guideline public company method that considered United’s implied value by comparing United to a select peer group of public companies and their current market valuation. The second market approach was the merger and acquisition method that considered the amount an acquiring company might be willing to pay to gain control of United based on recent merger and acquisition activity. The third market approach, which considered United’s current stock price as well as a control premium that would be expected in the event of a change in control, had not been considered in prior tests as the decline in United’s stock price had been previously considered temporary. However, due to the extended period of time over which United’s stock price has traded below tangible book value, the assumption that the stock price decline was temporary was no longer valid.

The Step 1 analysis performed during the third quarter of 2010 indicated that the fair value of United was below its book value. The prolonged trading of United’s stock below tangible book value was more of an influencing factor in the third quarter 2010 interim assessment than it had been in previous goodwill tests. United proceeded to Step 2 of the impairment analysis, which required United to determine the fair value of all assets and liabilities, including separately identifiable intangible assets, and determine the implied value of goodwill as the difference between the value of United determined in Step 1 and the value of the underlying assets and liabilities determined in Step 2. In the third quarter of 2010, the implied value of goodwill resulting from the Step 2 analysis was zero, which led to the $211 million charge to earnings for the remaining amount of United’s goodwill.
There are a number of valuation assumptions required to determine the value of United in Step 1 and the value of the assets and liabilities in Step 2. The most significant assumption in determining the estimated fair value of United as a whole and the amount of any resulting impairment was the discount rate used in the discounted cash flows valuation method. The discount rate selected for the third quarter of 2010 was 15%, which considered a risk-free rate of return that was adjusted for the industry median beta, equity risk and size premiums, and a company-specific risk premium.
Other significant assumptions relate to the value of the loan portfolio. Those assumptions included estimates of cash flows on non-performing loans and the probability of default rates and loss on default rates for performing loans. Changes in those assumptions, or any other significant assumptions, could have a significant impact on the results of the goodwill impairment assessment and result in future impairment charges.
Because goodwill is an intangible asset that cannot be sold separately or otherwise disposed of, it is not recognized in determining capital adequacy for regulatory purposes. Therefore the goodwill impairment charges during 2010 and 2009 had no effect on United’s regulatory capital ratios.
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
Deposits
United initiated several programs in early 2009 to improve core earnings by growing customer transaction deposit accounts and lowering overall pricing on deposit accounts to improve its net interest margin and increase net interest revenue. The programs were very successful in increasing core transaction deposit accounts and reducing more costly time deposit balances as United’s funding needs decreased due to lower loan demand.
Total deposits as of September 30, 2010 were $6.0 billion, a decrease of $822 million, or 12%, from September 30, 2009. Total non-interest-bearing demand deposit accounts of $783 million increased $80.2 million, or 11%, due to the success of core deposit programs. Also impacted by the programs were NOW, money market and savings accounts of $2.3 billion which increased $143 million, or 7%.
Total time deposits, excluding brokered deposits, as of September 30, 2010 were $2.5 billion, down $560 million from September 30, 2009. Time deposits less than $100,000 totaled $1.5 billion, a decrease of $356 million, or 19%, from a year ago. Time deposits of $100,000 and greater totaled $1.0 billion as of September 30, 2010, a decrease of $204 million, or 16%, from September 30, 2009. United lowered its rates on certificates of deposit during 2009 and into 2010, allowing balances to decline as United’s funding needs declined due to weak loan demand. Excess liquidity also allowed United to reduce brokered deposits which totaled $354 million as of September 30, 2010 were $354 million, compared to $840 million at September 30, 2009.
Wholesale Funding
The Bank is a shareholder in the Federal Home Loan Bank (“FHLB”) of Atlanta. Through this affiliation, FHLB secured advances totaled $55.1 million and $315 million as of September 30, 2010 and 2009, respectively. United anticipates continued use of this short- and long-term source of funds. FHLB advances outstanding at September 30, 2010 had fixed interest rates from 2.85% to 4.49%. During the third quarter of 2010, United repaid approximately $51 million of FHLB advances and incurred a prepayment penalty of $2.2 million. Additional information regarding FHLB advances is provided in Note 10 to the consolidated financial statements included in United’s 2009 Form 10-K.
At September 30, 2010, United had $104 million in repurchase agreements and other short-term borrowings outstanding, compared to $102 million at September 30, 2009. United takes advantage of these additional sources of liquidity when rates are favorable compared to other forms of short-term borrowings, such as FHLB advances and brokered deposits.

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
United’s policy is based on the 12-month impact on net interest revenue of interest rate ramps that increase 200 basis points and decrease 200 basis points from the base scenario. In the ramp scenarios, rates change 25 basis points per month over the initial eight months. The policy limits the change in net interest revenue over the next 12 months to a 10% decrease in either scenario. The policy ramp and base scenarios assume a static balance sheet. Historically low rates on September 30, 2010 made use of the down 200 basis points scenario problematic. At September 30, 2010 United’s simulation model indicated that a 200 basis point increase in rates would cause an approximate .48% decrease in net interest revenue over the next twelve months, and a 25 basis point decrease would cause an approximate .33% increase in net interest revenue over the next twelve months. At September 30, 2009, United’s simulation model indicated that a 200 basis point increase in rates would cause an approximate 1.61% increase in net interest revenue over the next twelve months and a 25 basis point decrease in rates would cause an approximate .74% decrease in net interest revenue over the next twelve months.
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
United’s derivative financial instruments are classified as either cash flow or fair value hedges. The change in fair value of cash flow hedges is recognized in other comprehensive income. Fair value hedges recognize currently in earnings both the effect of the change in the fair value of the derivative financial instrument and the offsetting effect of the change in fair value of the hedged asset or liability associated with the particular risk of that asset or liability being hedged. At September 30, 2010, United had no active derivative contracts outstanding.
From time to time, United will terminate swap or floor positions when conditions change and the position is no longer necessary to manage United’s overall sensitivity to changes in interest rates. In those situations where the terminated swap or floor was in an effective hedging relationship at the time of termination and the hedging relationship is expected to remain effective throughout the original term of the swap or floor, the resulting gain or loss at the time of termination is amortized over the remaining life of the original contract. For swap contracts, the gain or loss is amortized over the remaining original contract term using the straight line method of amortization. For floor contracts, the gain or loss is amortized over the remaining original contract term based on the original floorlet schedule. At September 30, 2010, United had $23.2 million in gains from terminated derivative positions included in Other Comprehensive Income that will be amortized into earnings over their remaining original contract terms. United estimates that approximately $12.0 million of this amount will be reclassified into interest revenue over the next twelve months.
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
The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and the maturities and sales of securities, as well as the ability to use these as collateral for borrowings on a secured basis. We also maintain excess funds in short-term interest-bearing assets that provide additional liquidity. Mortgage loans held for sale totaled $20.6 million at September 30, 2010, and typically turn over every 45 days as the closed loans are sold to investors in the secondary market. In addition, United held $109 million in short-term commercial paper, $29.8 million in balances in excess of reserve requirements at the Federal Reserve Bank and $16.8 million in certificates of deposit with other banks that have very short maturities and can quickly be converted to cash.
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
At September 30, 2010, United had sufficient qualifying collateral to increase FHLB advances by $631 million and Federal Reserve discount window capacity of $180 million. United’s internal policy limits brokered deposits to 25% of total assets. At September 30, 2010, United had the capacity to increase brokered deposits by $1.4 billion and still remain within this limit. In addition to these wholesale sources, United has the ability to attract retail deposits at any time by competing more aggressively on pricing.
As disclosed in United’s consolidated statement of cash flows, net cash provided by operating activities was $149 million for the nine months ended September 30, 2010. The net loss of $329 million for the nine-month period included non-cash expenses for provision for loan losses of $187 million, a goodwill impairment charge of $211 million, and the loss on sale of nonperforming assets of $45.3 million. Net cash provided by investing activities of $442 million consisted primarily of purchases of securities of $569 million and purchases of premises and equipment of $5.1 million, that were offset by proceeds from sales of securities of $75.5 million, maturities and calls of investment securities of $716 million, proceeds from sales of other real estate of $110 million, a net decrease in loans of $90.3 million and cash received from Fletcher of $20.6 million. Net cash used in financing activities of $690 million consisted primarily of a net decrease of $625 million in deposits and a $61.2 million repayment of FHLB advances. In the opinion of management, United’s liquidity position at September 30, 2010, was sufficient to meet its expected cash flow requirements.
Capital Resources and Dividends
Shareholders’ equity at September 30, 2010 was $662 million, a decrease of $300 million from December 31, 2009 of which $211 million was due to the third quarter goodwill impairment charge which had no impact on tangible equity. Accumulated other comprehensive income, which includes unrealized gains and losses on securities available for sale and the unrealized gains and losses on derivatives qualifying as cash flow hedges, is excluded in the calculation of regulatory capital adequacy ratios. Excluding the change in the accumulated other comprehensive income, shareholders’ equity decreased $293 million from December 31, 2009. During the second quarter of 2010, United recorded a $39.8 million increase to capital surplus as the result of the issuance of equity instruments to Fletcher International in conjunction with the sale of nonperforming assets. United paid $2.3 million in dividends on Series A and Series B preferred stock in the third quarter of 2010 and paid $6.8 million year-to-date. United recognizes that cash dividends are an important component of shareholder value, and therefore, intends to provide for cash dividends when earnings, capital levels and other factors permit.

United’s common stock trades on the Nasdaq Global Select Market under the symbol “UCBI”. Below is a quarterly schedule of high, low and closing stock prices and average daily volume for 2010 and 2009.
Table 13 — Stock Price Information

	2010				2009
				Avg Daily				Avg Daily
	High	Low	Close	Volume	High	Low	Close	Volume
First quarter	$5.00	$3.21	$4.41	882,923	$13.87	$2.28	$4.16	524,492
Second quarter	6.20	3.86	3.95	849,987	9.30	4.01	5.99	244,037
Third quarter	4.10	2.04	2.24	810,161	8.00	4.80	5.00	525,369
Fourth quarter					5.33	3.07	3.39	1,041,113
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
A minimum leverage ratio is required in addition to the risk-based capital standards and is defined as Tier I capital divided by average assets adjusted for goodwill and deposit-based intangibles. Although a minimum leverage ratio of 3% is required, the Federal Reserve Board requires a bank holding company to maintain a leverage ratio greater than 3% if it is experiencing or anticipating significant growth or is operating with less than well-diversified risks in the opinion of the Federal Reserve Board. The Federal Reserve Board uses the leverage and risk-based capital ratios to assess capital adequacy of banks and bank holding companies.
The Bank is currently subject to an informal memorandum of understanding with the FDIC and Georgia Department of Banking and Finance. The memorandum requires, among other things, that the Bank maintain its Tier 1 leverage ratio at not less than 8% and its total risk-based capital ratio at not less than 10% during the life of the memorandum. As of September 30, 2010, the Bank’s Tier I leverage ratio was slightly below the target level of 8% and management has agreed with the regulators to submit a capital plan to take corrective action in the near future. Additionally, the memorandum requires that, prior to declaring or paying any cash dividends to United, the Bank must obtain the written consent of its regulators.
The following table shows United’s capital ratios, as calculated under regulatory guidelines, at September 30, 2010 and 2009.
Table 14 — Capital Ratios
(dollars in thousands)

	Regulatory		United Community Banks, Inc.
	Guidelines		(Consolidated)		United Community Bank
		Well	As of September 30,		As of September 30,
	Minimum	Capitalized	2010	2009	2010	2009
Risk-based ratios:
Tier I capital	4.0%	6.0%	10.42%	13.15%	11.40%	13.33%
Total capital	8.0	10.0	12.99	15.76	13.16	15.10
Leverage ratio	3.0	5.0	7.32	9.48	7.94	9.84

Tier I capital			$520,367	$754,068	$567,428	$783,591
Total capital			648,363	903,939	655,047	888,036
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
Item 3. Quantitative and Qualitative Disclosure About Market Risk
There have been no material changes in United’s quantitative and qualitative disclosures about market risk as of September 30, 2010 from that presented in the Annual Report on Form 10-K for the year ended December 31, 2009. The interest rate sensitivity position at September 30, 2010 is included in management’s discussion and analysis on page 45 of this report.
Item 4. Controls and Procedures
United’s management, including the Chief Executive Officer and Chief Financial Officer, supervised and participated in an evaluation of the company’s disclosure controls and procedures as of September 30, 2010. Based on, and as of the date of that evaluation, United’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective in accumulating and communicating information to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures of that information under the Securities and Exchange Commission’s rules and forms and that the disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports that are filed or submitted by United under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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
Item 1A. Risk Factors
Our ability to fully utilize deferred tax assets could be impaired under certain provisions of the Internal Revenue Code.
As of September 30, 2010, our net deferred tax asset was approximately $147 million, which includes approximately $110 million of deferred tax benefits related to federal and state operating loss carryforwards. The carrying value of our net deferred tax assets and our ability to use such assets to offset future tax liabilities could be impaired if cumulative common stock transactions over a rolling three-year period resulted in an ownership change under Section 382 of the Internal Revenue Code.
Other than the additional risk factor mentioned above and included in United’s Form 10-Q as of June 30, 2010, there have been no material changes from the risk factors previously disclosed in United’s Form 10-K for the year ended December 31, 2009.

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

3.4
Certificate of Rights and Preferences of the Series C Convertible Preferred Stock, dated April 1, 2010 (incorporated herein by reference to Exhibit 3.4 to United Community Banks, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, File No. 0-21656 filed with the Commission on August 4, 2010).

3.5
Amendment to the Restated Articles of Incorporation, dated May 27, 2010 (incorporated herein by reference to Exhibit 3.5 to United Community Banks, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, File No. 0-21656 filed with the Commission on August 4, 2010).

3.6
Amended and Restated Bylaws of United Community Banks, Inc., dated September 12, 1997 (incorporated herein by reference to Exhibit 3.1 to United Community Banks, Inc.’s Annual Report on Form 10-K, for the year ended December 31, 1997, File No. 0-21656, filed with the Commission on March 27, 1998).

3.7
Amendment to Amended and Restated Bylaws of United Community Banks, Inc., dated August 11, 2010 (incorporated herein by reference to Exhibit 3.2 to United Community Banks, Inc.’s current report on Form 8-K, filed with the Commission on August 12, 2010).

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
President and Chief Executive Officer (Principal Executive Officer)

/s/ Rex S. Schuette
Rex S. Schuette
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Alan H. Kumler
Alan H. Kumler
Senior Vice President and Controller (Principal Accounting Officer) Date: November 4, 2010