Form 10-K
period 2010-12-31
UNITED COMMUNITY BANKS INC
filed 2011-03-16
CIK 857855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

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
Yes ☐  No ☒

State the aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $354,624,336 (based on shares held by non-affiliates at $3.95 per share, the closing stock price on the Nasdaq stock market on June 30, 2010).

As of February 28, 2011, 87,081,150 shares of common stock were issued and outstanding.  Also outstanding were presently exercisable options to acquire 2,715,738 shares, presently exercisable warrants to acquire 8,806,716 shares and 390,077 shares issuable under United Community Banks, Inc.’s deferred compensation plan.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2011 Annual Meeting of Shareholders are incorporated herein into Part III by reference.

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

Since the early 1990’s, United has actively expanded its market coverage through organic growth complemented by selective acquisitions, primarily of banks whose managements share United’s community banking and customer service philosophies.  Although those acquisitions have directly contributed to United’s growth over the last ten years, their contribution has primarily been to provide United access to new markets with attractive organic growth potential.  Organic growth in assets includes growth through existing offices as well as growth at de novo locations and post-acquisition growth at acquired banking offices.

To emphasize its commitment to community banking, United conducts substantially all of its operations through a community-focused operating model of 27 separate “community banks”, which as of December 31, 2010, operated at 106 locations in north Georgia, the Atlanta, Georgia MSA, the Gainesville, Georgia MSA, coastal Georgia, western North Carolina and east Tennessee.  The community banks offer a full range of retail and corporate banking services, including checking, savings, and time deposit accounts, secured and unsecured loans, wire transfers, brokerage services, and other financial services, and are led by local bank presidents (referred to herein as the “Community Bank Presidents”) and management with significant experience in, and ties to, their communities.  Each of the Community Bank Presidents has authority, alone or with other local officers, to make most credit decisions.

Recent Developments

On March 16, 2011, United announced its plans to sell $380 million of common stock in a private placement to a group of investors (the “Private Placement”). United has entered into definitive agreements with the investors and anticipates closing the Private Placement by March 31, 2011, subject to customary regulatory approvals and satisfaction of remaining conditions to closing. Pursuant to the Private Placement, the investors have agreed to purchase 17,338,497 shares of common stock and $347 million of mandatorily convertible preferred stock. If shareholders approval is received, such preferred stock will be converted into common stock and non-voting common stock. Following such shareholder approval, the purchasers in the Private Placement will own an aggregate of 120,429,003 shares of common stock and 79,570,997 shares of non-voting common stock.

Assuming the Private Placement is completed, United will be subject to certain ongoing obligations under the investment agreements with the investors. The lead investor in the Private Placement, an affiliate of Corsair Capital, LLC (“Corsair”) will be entitled to, among other things, the right to nominate one member to United’s board of directors and certain preemptive rights in connection with certain equity issuances by United. The investors will also have the benefit of certain registration rights under their respective agreements with us, and United has agreed to provide the investors certain indemnities under the agreements. The summaries of the various agreements mentioned above are qualified by reference to the full text of those agreements. For additional information on the Private Placement and the agreements, see United’s Current Reports on Form 8-K, filed on March 16, 2011.

United Community Bank (“UCB” or the “Bank”), through its full-service retail mortgage lending division, United Community Mortgage Services (“UCMS”), is approved as a seller/servicer for Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) and provides fixed and adjustable-rate home mortgages.  During 2010, the Bank originated $325 million of residential mortgage loans throughout its footprint in Georgia, North Carolina and Tennessee for the purchase of homes and to refinance existing mortgage debt.  Substantially all of these mortgages were sold into the secondary market without recourse to the Bank other than for breach of warranties.

Acquired in 2000, Brintech, Inc. (“Brintech”), a former subsidiary of the Bank, was a consulting firm for the financial services industry.  Brintech provides consulting, advisory, and implementation services in the areas of strategic planning, profitability improvement, technology, efficiency, security, risk management, network, Internet banking, marketing, core processing, and telecommunications and regulatory compliance assistance.  United sold Brintech effective March 31, 2010 and has excluded its results of operations from earnings from continuing operations in the consolidated statement of operations.

The Bank owns an insurance agency, United Community Insurance Services, Inc. (“UCIS”), known as United Community Advisory Services, which is a subsidiary of the Bank.  United also owns a captive insurance subsidiary, United Community Risk Management Services, Inc. (“UCRMSI”) that provides risk management services for United and its subsidiaries.

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

Protection of Tax Benefits

As of February 22, 2011, United adopted a Tax Benefits Preservation Plan (the “Plan”) designed to protect our ability to utilize substantial tax assets.  United’s tax attributes (the “Tax Benefits”) include net operating losses that it could utilize in certain circumstances to offset taxable income and reduce its federal income tax liability.

United’s ability to use the Tax Benefits would be substantially limited if we were to experience an “ownership change” as defined under Section 382 of the Internal Revenue Code of 1986, as amended, and related Internal Revenue Service pronouncements (“Section 382”).  In general, an “ownership change” would occur if United’s “5-percent shareholders,” as defined under Section 382, collectively increase their ownership in United by more than 50% over a rolling three-year period.  The Plan is designed to reduce the likelihood that United will experience an ownership change by discouraging any person or group from becoming a beneficial owner of 4.99% or more of United’s common stock then outstanding (a “Threshold Holder”).  The lead investor and other investors in the Private Placement that are purchasing 4.99% or more of United’s common stock have been excluded from the Plan.  There is no guarantee, however, that the Plan will prevent United from experiencing an ownership change under Section 382.

For additional information on the Plan, see United’s Current Reports on Form 8-K, filed on February 24, 2011.

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

Our businesses and operations are and will be subject to a variety of risks, uncertainties and other factors. Consequently, actual results and experience may materially differ from those contained in any forward-looking statements. Such risks, uncertainties and other factors that could cause actual results and experience to differ from those projected include, but are not limited to, the following factors:

●	completion of the Private Placements;
●	the condition of the banking system and financial markets;
●	our ability to become profitable;
●	the results of our most recent internal credit stress test may not accurately predict the impact on our financial condition if the economy was to continue to deteriorate;
●	our ability to raise capital consistent with our capital plan;
●	our ability to maintain liquidity or access other sources of funding;
●	changes in the cost and availability of funding;
●	the success of the local economies in which we operate;
●	our concentrations of residential and commercial construction and development loans and commercial real estate loans are subject to unique risks that could adversely affect our earnings;
●	changes in prevailing interest rates may negatively affect our net income and the value of our assets;
●	the accounting and reporting policies of United;
●	if our allowance for loan losses is not sufficient to cover actual loan losses;
●	we may be subject to losses due to fraudulent and negligent conduct of our loan customers, third party service providers or employees;
●	our ability to fully realize our deferred tax asset balances;
●	competition from financial institutions and other financial service providers;
●	the United States Department of Treasury may change the terms of our Series B Preferred Stock;

●	risks with respect to future expansion and acquisitions;
●	conditions in the stock market, the public debt market and other capital markets deteriorate;
●	the impact of the Dodd-Frank Act and related regulations and other changes in financial services laws and regulations;
●	the failure of other financial institutions;
●	a special assessment that may be imposed by the FDIC on all FDIC-insured institutions in the future, similar to the assessment in 2009 that decreased our earnings;
●
regulatory or judicial proceedings, board resolutions, informal memorandums of understanding or formal enforcement actions imposed by regulators that occur, or any such proceedings or enforcement actions that is more severe than we anticipate; and

●	the impact of the Private Placement generally and specifically on the market price of our common stock, our earnings per share, and the ownership interests of our shareholders.

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

The table on the following page displays the respective percentage of total bank and thrift deposits for the last two years in each county where the Bank has operations.  The table also indicates the Bank’s ranking by deposit size in each county.  All information in the table was obtained from the Federal Deposit Insurance Corporation Summary of Deposits as of June 30, 2010 and 2009.  The following information only shows market share in deposit gathering, which may not be indicative of market presence in other areas.

Share of Local Deposit Markets by County - Banks and Savings Institutions

	2010		2009			2010		2009			2010		2009
	Market	Rank in	Market	Rank in		Market	Rank in	Market	Rank in		Market	Rank in	Market	Rank in
	Share	Market	Share	Market		Share	Market	Share	Market		Share	Market	Share	Market

Atlanta, Georgia MSA					North Georgia					Coastal Georgia
Bartow	9%	4	8%	5	Chattooga	39%	1	40%	1	Chatham	1%	10	1%	11
Carroll	5	7	4	7	Fannin	49	1	50	1	Glynn	15	3	13	3
Cherokee	4	9	4	9	Floyd	14	3	13	3	Ware	4	8	7	7
Cobb	3	10	3	7	Gilmer	15	2	14	2
Coweta	2	10	3	10	Habersham	16	3	14	3	North Carolina
Dawson	30	1	29	1	Jackson	5	8	4	8	Avery	17	1	15	4
DeKalb	1	21	1	18	Lumpkin	28	2	29	1	Cherokee	29	1	34	1
Douglas	1	13	1	13	Rabun	11	5	10	5	Clay	49	1	51	1
Fayette	9	4	11	4	Towns	37	2	27	2	Graham	72	1	74	1
Forsyth	2	13	3	11	Union	86	1	88	1	Haywood	11	5	12	4
Fulton	1	18	1	20	White	43	1	39	1	Henderson	3	11	3	11
Gwinnett	3	8	3	7						Jackson	25	1	24	1
Henry	4	9	4	8	Tennessee					Macon	8	5	9	4
Newton	3	8	3	9	Blount	2	11	3	11	Mitchell	34	1	32	1
Paulding	3	8	2	12	Bradley	5	7	5	7	Swain	30	2	28	2
Pickens	2	7	2	7	Knox	1	25	1	16	Transylvania	13	4	14	3
Rockdale	12	4	12	3	Loudon	14	3	16	3	Watauga	1	11	2	11
Walton	1	10	1	10	McMinn	2	9	3	9	Yancey	19	2	17	4
					Monroe	3	8	4	7
Gainesville, Georgia MSA					Roane	8	6	10	4
Hall	14	3	13	4

Loans

The Bank makes both secured and unsecured loans to individuals, firms, and corporations.  Secured loans include first and second real estate mortgage loans and commercial loans secured by non-real estate assets.  The Bank also makes direct installment loans to consumers on both a secured and unsecured basis.  At December 31, 2010, commercial (commercial and industrial), commercial (secured by real estate), commercial construction, residential construction, residential mortgage and consumer installment loans represented approximately 10%, 38%, 6%, 15%, 28% and 3%, respectively, of United’s total loan portfolio.

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

Lending Policy

The Bank makes loans primarily to persons or businesses that reside, work, own property, or operate in its primary market areas.  Unsecured loans are generally made only to persons who qualify for such credit based on net worth, income and liquidity.  Secured loans are made to persons who are well established and have net worth, collateral, and cash flow to support the loan.  Exceptions to the Bank’s policies are permitted on a case-by-case basis.  Major policy exceptions require the approving officer to document the reason for the exception.  Loans exceeding the lending officer’s credit limit must be approved through the credit approval process involving Regional Credit Managers.

United’s Credit Administration department provides each lending officer with written guidelines for lending activities as approved by the Bank’s Board of Directors.  Limited lending authority is delegated to lending officers by Credit Administration as authorized by the Bank’s Board of Directors.  Loans in excess of individual officer credit authority must be approved by a senior officer with sufficient approval authority delegated by Credit Administration as authorized by the Bank’s Board of Directors.  At December 31, 2010, the Bank’s legal lending limit was $182 million; however, the Board of Directors has established an internal lending limit of $20 million.  All loans to borrowers for any individual residential or commercial construction project that exceeds $12 million or whose total aggregate loans exceed $15 million require the approval of two Bank directors and must be reported quarterly to the Bank’s Board of Directors for ratification.

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

Loan Review and Nonperforming Assets

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

In addition, Credit Administration, with supervision and input from Accounting, prepares a quarterly analysis to determine the adequacy of the Allowance for Loan Losses (“ALL”).  The ALL analysis starts with total loans and subtracts loans fully secured by deposit accounts at the Bank, which effectively have no risk of loss.  Next, all loans that are considered impaired are individually reviewed and assigned a specific reserve if one is warranted.  Effective with the third quarter of 2009, as mandated by the FDIC, all impaired loans with specific reserves were required to be charged down by the amount of the specific reserve (loan charge-off) to net realizable value.  The remaining loan balance for each major loan category is then multiplied by its respective loss factor that is derived from the average historical loss rate for the preceding two year period, weighted toward the most recent quarters, and adjusted to reflect current economic conditions.  Loss factors for these loans are determined based on historical loss experience by type of loan.  The unallocated portion of the allowance is maintained due to imprecision in estimating loss factors and economic and other conditions that cannot be entirely quantified in the analysis.

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

Employees

As of December 31, 2010, United and its subsidiaries had 1,763 full-time equivalent employees.  Neither United nor any of its subsidiaries are a party to any collective bargaining agreement and management believes that employee relations are good.

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

The Bank and each of its subsidiaries are regularly examined by the FDIC.  The Bank, as a state banking association organized under Georgia law, is subject to the supervision of, and is regularly examined by, the DBF.  The Bank’s North Carolina branches are subject to examination by the NCBC.  The Bank’s Tennessee branches are subject to examination by the TDFI.  Both the FDIC and the DBF must grant prior approval of any merger, consolidation or other corporation reorganization involving the Bank.

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

Effective April 2009, United adopted a board resolution proposed by the Federal Reserve Bank of Atlanta pursuant to which we agreed to not incur additional indebtedness, pay cash dividends, make payments on our trust preferred securities or repurchase outstanding stock without prior regulatory approval (the “Board Resolution”).  Since that date, we requested and received approval to pay all cash dividends and interest payments during 2010 and 2009 but were not given permission to pay interest on our trust preferred securities and dividends on our preferred stock during the first quarter of 2011.  As a result of such deferrals, United may not pay dividends on any of common or preferred stock or trust preferred securities until all accrued and unpaid amounts under the deferred securities have been paid.

The Bank is currently subject to an informal memorandum of understanding with the FDIC and Georgia Department of Banking and Finance (the “MOU”).  The MOU requires, among other things, that prior to declaring or paying any cash dividends to United, the Bank must obtain the written consent of its regulators.

On December 5, 2008, United entered into a Letter Agreement and Securities Purchase Agreement (the “TARP Purchase Agreement”) with the U.S. Treasury Department (“Treasury”) under the TARP Capital Purchase Program discussed below, pursuant to which United sold (i) 180,000 shares of United’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”) and (ii) a warrant (the “Warrant”) to purchase 2,132,701 shares (1,099,542 shares, as adjusted for subsequent stock dividends and a 50% reduction following United’s stock offering in September 2009) of United’s common stock for an aggregate purchase price of $180 million in cash.  Pursuant to the terms of the Purchase Agreement, the ability of United to declare or pay dividends or distributions on its common stock is subject to restrictions, including a restriction against increasing dividends from the last quarterly cash dividend per share ($.09) declared on the common stock prior to December 5, 2008, as adjusted for subsequent stock dividends and other similar actions.  In addition, as long as Series B Preferred Stock is outstanding, dividend payments are prohibited until all accrued and unpaid dividends are paid on such preferred stock, subject to certain limited exceptions. This restriction will terminate on December 5, 2011, or earlier, if the Series B Preferred Stock has been redeemed in whole or Treasury has transferred all of the Series B Preferred Stock to third parties.

The payment of dividends by United and the Bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.  In addition, if, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending upon the financial condition of the bank, could include the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice.  The FDIC has issued a policy statement providing that insured banks should generally only pay dividends out of current operating earnings.  In addition to the formal statutes and regulations, regulatory authorities consider the adequacy of the Bank’s total capital in relation to its assets, deposits and other such items.  Capital adequacy considerations could further limit the availability of dividends from the Bank.  In addition to the restrictions previously discussed, due to the net loss for 2010 and our accumulated deficit (negative retained earnings), the Bank does not have the ability, without prior regulatory approval, to pay cash dividends to the parent company in 2011.  United did not pay cash dividends on its common stock in 2010 or 2009.  In 2008, United declared cash dividends to common stockholders totaling $8.5 million, or $.18 per common share.

Capital Adequacy.  Banks and bank holding companies are subject to various regulatory capital requirements administered by state and federal banking agencies.  Capital adequacy guidelines involve quantitative measures of assets, liabilities and certain off-balance-sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weighting and other factors.

The Federal Reserve and the FDIC have implemented substantially identical risk-based rules for assessing bank and bank holding company capital adequacy.  These regulations establish minimum capital standards in relation to assets and off-balance sheet exposures as adjusted for credit risk.  Banks and bank holding companies are required to have (1) a minimum level of Total Capital to risk-weighted assets of 8%; and (2) a minimum Tier 1 Capital to risk-weighted assets of 4%.  In addition, the Federal Reserve and the FDIC have established a minimum 3% leverage ratio of Tier 1 Capital to quarterly average total assets for the most highly-rated banks and bank holding companies.  “Total Capital” is composed of Tier 1 Capital and Tier 2 Capital.  “Tier 1 Capital” includes common equity, retained earnings, qualifying non-cumulative perpetual preferred stock, a limited amount of qualifying cumulative perpetual stock at the holding company level, minority interests in equity accounts of consolidated subsidiaries, less goodwill, most intangible assets and certain other assets.  “Tier 2 Capital” includes, among other things, perpetual preferred stock and related surplus not meeting the Tier 1 Capital definition, qualifying mandatory convertible debt securities, qualifying subordinated debt and allowances for possible loan and lease losses, subject to limitations.  The Federal Reserve and the FDIC use the leverage ratio in tandem with the risk-based ratio to assess the capital adequacy of banks and bank holding companies.  The Federal Reserve will require a bank holding company to maintain a leverage ratio greater than 4% if it is experiencing or anticipating significant growth or is operating with less than well-diversified risks in the opinion of the Federal Reserve.  The FDIC, the Office of the Comptroller of the Currency (the “OCC”) and the Federal Reserve consider interest rate risk in the overall determination of a bank’s capital ratio, requiring banks with greater risk to maintain adequate capital for the risk.  For example, regulators frequently require financial institutions with high levels of classified assets to maintain a leverage ratio of at least 8%.

In addition, Section 38 of the Federal Deposit Insurance Act implemented the prompt corrective action provisions that Congress enacted as a part of the Federal Deposit Insurance Corporation Improvement Act of 1991 (the “1991 Act”).  The “prompt corrective action” provisions set forth five regulatory zones in which all banks are placed largely based on their capital positions.  Regulators are permitted to take increasingly harsh action as a bank’s financial condition declines.  The FDIC is required to resolve a bank when its capital leverage ratio reaches 2%.  Better capitalized institutions are generally subject to less onerous regulation and supervision than banks with lesser amounts of capital.

The FDIC has adopted regulations implementing the prompt corrective action provisions of the 1991 Act, which place financial institutions in the following five categories based upon capitalization ratios: (1) a “well-capitalized” institution has a Total risk-based capital ratio of at least 10%, a Tier 1 risk-based ratio of at least 6% and a leverage ratio of at least 5%; (2) an “adequately capitalized” institution has a Total risk-based capital ratio of at least 8%, a Tier 1 risk-based ratio of at least 4% and a leverage ratio of at least 4%; (3) an “undercapitalized” institution has a Total risk-based capital ratio of under 8%, a Tier 1 risk-based ratio of under 4% or a leverage ratio of under 4%; (4) a “significantly undercapitalized” institution has a Total risk-based capital ratio of under 6%, a Tier 1 risk-based ratio of under 3% or a leverage ratio of under 3%; and (5) a “critically undercapitalized” institution has a leverage ratio of 2% or less.  Institutions in any of the three undercapitalized categories would be prohibited from declaring dividends or making capital distributions.  The FDIC regulations also allow it to “downgrade” an institution to a lower capital category based on supervisory factors other than capital.

Although as of December 31, 2010 and 2009, the most recent notifications from the FDIC categorize the Bank as “well-capitalized” under current regulations, regulators expect to maintain capital well above the minimum levels.  In addition, the Bank’s MOU, requires that the Bank must maintain its Tier I leverage ratio at not less than 8% and its total risk-based capital ratio at not less than 10%.

The federal regulatory authorities’ risk-based capital guidelines parallel the 1988 Capital Accord of the Basel Committee on Banking Supervision (the “Basel Committee”).  The Basel Committee is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply.  On December 17, 2009, the Basel Committee issued a set of proposals (the “Capital Proposals”) that would significantly revise the definitions of Tier 1 Capital and Tier 2 Capital, with the most significant changes being to Tier 1 Capital.  Most notably, the Capital Proposals would disqualify certain structured capital instruments, such as trust preferred securities, from Tier 1 Capital status.  The Capital Proposals would also re-emphasize that common equity is the predominant component of Tier 1 Capital by adding a minimum common equity to risk-weighted assets ratio and requiring that goodwill, general intangibles and certain other items that currently must be deducted from Tier 1 Capital instead be deducted from common equity as a component of Tier 1 Capital.  The Capital Proposals also leave open the possibility that the Basel Committee will recommend changes to the minimum Tier 1 Capital and Total Capital ratios of 4.0% and 8.0%, respectively.

Concurrently with the release of the Capital Proposals, the Basel Committee also released a set of proposals related to liquidity risk exposure (the “Liquidity Proposals,” and together with the Capital Proposals, the “2009 Basel Committee Proposals”).  The Liquidity Proposals have three key elements, including the implementation of (i) a “liquidity coverage ratio” designed to ensure that a bank maintains an adequate level of unencumbered, high quality assets sufficient to meet the bank’s liquidity needs over a 30-day time horizon under an acute liquidity stress scenario, (ii) a “net stable funding ratio” designed to promote more medium and long-term funding of the assets and activities of banks over a one-year time horizon, and (iii) a set of monitoring tools that the Basel Committee indicates should be considered as the minimum types of information that banks should report to supervisors and that supervisors should use in monitoring the liquidity risk profiles of supervised entities.

Final provisions to the Basel Committee’s proposal are expected to be finalized by December 31, 2012.  Any implementation of such proposals in the U.S. will be subject to the discretion of the U.S. bank regulators, and the regulations or guidelines adopted by such agencies may, of course, differ from the 2009 Basel Committee Proposals and other proposals that the Basel Committee may promulgate in the future.

Pursuant to the Bank’s MOU, among other things, the Bank must maintain its Tier 1 leverage ratio at not less than 8% and its total risk-based capital ratio at not less than 10% during the life of the MOU. As of December 31, 2010, the Bank’s Tier 1 leverage ratio was 7.45% which will be resolved with the Private Placement.

Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 was enacted on July 21, 2010.  The Dodd-Frank Act resulted in sweeping changes in the regulation of financial institutions aimed at strengthening the sound operation of the financial services sector.  Among other things, the Dodd-Frank Act includes the following provisions:

●
Creates a new Consumer Financial Protection Bureau with power to promulgate and enforce consumer protection laws.  Smaller depository institutions, those with $10 billion or less in assets, will be subject to the Consumer Financial Protection Bureau’s rule-writing authority, and existing depository institution regulatory agencies will retain examination and enforcement authority for such institutions;

●	Establishes a Financial Stability Oversight Council chaired by the Secretary of the Treasury with authority to identify institutions and practices that might pose a systemic risk;
●
Implements corporate governance revisions, including with regard to executive compensation and proxy access by shareholders, that apply to all companies whose securities are registered with the SEC, not just financial institutions;

●	Changes the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital;
●	Provides that interchange fees for debit cards will be set by the Federal Reserve under a restrictive “reasonable and proportional cost” per transaction standard;
●
Applies the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies and require the FDIC and Federal Reserve to seek to make their respective capital requirements for state nonmember banks and bank holding companies countercyclical so that capital requirements increase in times of economic expansion and decrease in times of economic contraction;

●
Makes permanent the $250,000 limit for federal deposit insurance and provides unlimited federal deposit insurance until December 31, 2012 for non-interest bearing transaction accounts at all insured depository institutions; and

●	Repeals the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on us, our customers or the financial industry more generally.

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

On February 7, 2011, the federal banking agencies proposed rule-making implementing provisions of the Dodd-Frank Act to prohibit incentive-based compensation plans that expose “covered financial institutions” to inappropriate risks. Covered financial institutions are institutions that have over $1 billion in assets and offer incentive-based compensation programs. The proposed rules would:

●	Prohibit incentive-based compensation that would encourage inappropriate risks by providing excessive compensation, or that could lead to a material loss for the institution;
●	Require each covered financial institution to establish and maintain policies and procedures regarding incentive compensation that are commensurate with the size and complexity of the institution; and
●
Require covered financial institutions with over $50 billion in assets, in addition to the above, to defer at least 50 percent of incentive-based payments to executive officers for a minimum of three years.

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

Fair Value.  United’s impaired loans and foreclosed assets may be measured and carried at “fair value”, the determination of which requires management to make assumptions, estimates and judgments.  When a loan is considered impaired, a specific valuation allowance is allocated or a partial charge-off is taken, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.  In addition, foreclosed assets are carried at the lower of cost or “fair value”, less cost to sell, following foreclosure.  “Fair value” is defined by accounting principles generally accepted in the United States of America (“GAAP”) “as the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date.”  GAAP further defines an “orderly transaction” as “a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets; it is not a forced transaction (for example, a forced liquidation or distress sale).”  Recently in the Bank’s markets there have been very few transactions in the type of assets which represent the vast majority of the Bank’s impaired loans and foreclosed properties which reflect “orderly transactions” as so defined.  Instead, most transactions in comparable assets have been distressed sales not indicative of “fair value.”  Accordingly, the determination of fair value in the current environment is difficult and more subjective than it would be in a stable real estate environment.  Although management believes its processes for determining the value of these assets are appropriate factors and allow United to arrive at a fair value, the processes require management judgment and assumptions and the value of such assets at the time they are revalued or divested may be significantly different from management’s determination of fair value.  Because of this increased subjectivity in fair value determinations, there is greater than usual grounds for differences in opinions, which may result in increased disagreements between management and the Bank’s regulators, disagreements which could impair the relationship between the Bank and its regulators.

Source of Strength Doctrine.  Federal Reserve regulations and policy requires bank holding companies to act as a source of financial and managerial strength to their subsidiary banks.  Under this policy, United is expected to commit resources to support the Bank.

Loans.  Inter-agency guidelines adopted by federal bank regulators mandate that financial institutions establish real estate lending policies with maximum allowable real estate loan-to-value limits, subject to an allowable amount of non-conforming loans as a percentage of capital.  The Bank adopted the federal guideline in 2001.

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

The senior executive officers of United, and their ages, positions with United, past five year employment history and terms of office as of February 1, 2011, are as follows:

Name (age)	Position with United	Officer of United Since

Jimmy C. Tallent (58)	President, Chief Executive Officer and Director	1988

Guy W. Freeman (74)	Executive Vice President, Chief Operating Officer	1995

Rex S. Schuette (61)	Executive Vice President and Chief Financial Officer	2001

David Shearrow (51)	Executive Vice President and Chief Risk Officer since April 2007; prior to joining United, he served as Executive Vice President and Senior Credit Officer of SunTrust Banks	2007

Craig Metz (55)	Executive Vice President of Marketing	2002

Bill M. Gilbert (58)	Senior Vice President of Retail Banking	2003

Glenn S. White (59)	President of the Atlanta Region since 2008; previously, he was the President of United Community Bank - Gwinnett since 2007; prior to joining United, he served as Chief Executive Officer of Gwinnett Commercial Group, Inc.	2008

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

Completion of the Private Placement is subject to various closing conditions which may not be satisfied.

Completion of the Private Placement is subject to various conditions to closing, many of which are outside of our control, and may not be satisfied.  We cannot assure you that all conditions will be satisfied timely or at all.  A failure to consummate the Private Placement could have a material adverse effect on our financial condition, our ability to avoid additional, heightened enforcement actions and our ability to raise capital in the future.

If the Private Placement is completed, our existing shareholders’ interests will be substantially diluted and the market price of our common stock may fall.

As described above, we expect to complete the Private Placement, assuming the satisfaction of the remaining conditions.  Because a large number of common shares is contemplated to be issued in the Private Placement at a price that is significantly less than our tangible book value, the ownership interest of existing shareholders and our earnings per share will be substantially diluted and the market price of our common stock may fall.

We may suffer substantial additional dilution due to our agreements to indemnify investors in the Private Placement if we experienced an ownership change at or prior to closing.

In our agreements with the investors in the Private Placement, we agreed to indemnify the investors if we experienced an ownership change under Section 382 at or prior to closing.  In such case, we will be required to issue 48 million additional shares of non-voting common stock at no additional cost.  As a result, if such indemnity is triggered, the ownership interest of existing shareholders and our earnings per share will be further diluted and the market price of our common stock may decline.

Assuming the completion of the Private Placement, subsequent resales of our common shares in the public market may cause the market price of our common shares to fall.

We plan to issue a large number of common shares to the investors in the Private Placement.  The investors in the Private Placement will have certain registration rights with respect to the common shares held by them.  The market value of our common shares could decline as a result of sales by the investors from time to time of a substantial amount of the common shares held by them.

Assuming the completion of the Private Placement, the lead investor will become a substantial holder of our common shares.

Assuming the completion of the Private Placement and the conversion of the preferred stock issued in connection with the Private Placement, the lead investor will become holder of approximately 9.9% of our outstanding voting common shares and 22.5% of total common stock and non-voting common stock and will have a representative on our Board of Directors. Although it has entered into certain passivity agreements with the Federal Reserve in connection with their proposed investments in us, the lead investor may have an influence over our corporate policy and business strategy. In addition, it will have pre-emptive rights to maintain it percentage ownership of our common shares in the event of certain issuances of securities by us.

Enforcement actions could have a material negative effect on our business, operations, financial condition, results of operations or the value of our common stock.

Pursuant to the Board Resolution, United has agreed to not incur additional indebtedness, pay cash dividends, make payments on our trust preferred securities or repurchase outstanding stock without prior regulatory approval.  The MOU requires, among other things, that the Bank maintain its Tier 1 leverage ratio at not less than 8% and its total risk-based capital ratio at not less than 10% during the life of the MOU and that, prior to declaring or paying any cash dividends to United, the Bank must obtain the written consent of its regulators.  As of December 31, 2010, the Bank’s Tier 1 leverage ratio was below the target level of 8%.

If we are unable reduce our classified assets, complete the Private Placement or raise additional capital, comply with the Board Resolution or regain compliance under the MOU, then we could become subject to additional, heightened enforcement actions and orders, possibly including cease and desist or consent orders, written agreements and/or other regulatory enforcement actions. If our regulators were to take such additional enforcement actions, then we could, among other things, become subject to significant restrictions on our ability to develop any new business, as well as restrictions on our existing business, and we could be required to raise additional capital, dispose of certain assets and liabilities within a prescribed period of time, or both. The terms of any such enforcement action could have a material negative effect on our business, operations, financial condition, results of operations or the value of our common stock.

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

Continued weakness or adverse changes in business and economic conditions generally or specifically in the markets in which we operate could adversely impact our business, including causing one or more of the following negative developments:

●	a decrease in the demand for loans and other products and services offered by us;
●	a decrease in the value of our loans secured by consumer or commercial real estate;
●	an impairment of our assets, such as our deferred tax assets; or
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

We incurred a net operating loss from continuing operations of $143 million, or $1.62 per share, for the year ended December 31, 2010; $139 million, or $2.47 per share, for the year ended December 31, 2009; and $63.9 million, or $1.36 per share, for the year ended December 31, 2008, in each case due primarily to credit losses and associated costs, including significant provisions for loan losses.  Although we have taken a significant number of steps to reduce our credit exposure, we will likely continue to have a higher than normal level of nonperforming assets and substantial charge-offs in 2011, which would continue to adversely impact our overall financial condition and results of operations.

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

Our ability to raise additional capital could be limited and could affect our liquidity and could be dilutive to existing shareholders.

Whether or not we close the Private Placement, we may be required or choose to raise additional capital, including for strategic, regulatory or other reasons. Current conditions in the capital markets are such that traditional sources of capital may not be available to us on reasonable terms if we needed to raise additional capital. In such case, there is no guarantee that we will be able to successfully raise additional capital at all or on terms that are favorable or otherwise not dilutive to existing shareholders.

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

Among other things, if we fail to remain “well-capitalized” for bank regulatory purposes, because we do not qualify under the minimum capital standards or the FDIC otherwise downgrades our capital category, it could affect customer confidence, our ability to grow, our costs of funds and FDIC insurance costs, our ability to pay dividends on common stock, and our ability to make acquisitions, and we would not be able to accept brokered deposits without prior FDIC approval. To be “well-capitalized,” a bank must generally maintain a leverage capital ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6%, and a total risk-based capital ratio of at least 10%. In addition, our regulators require us to maintain higher capital levels. For example, regulators frequently require financial institutions with high levels of classified assets to maintain a leverage ratio of at least 8% and our MOU currently requires us to maintain an 8% leverage ratio. Our failure to remain “well-capitalized” or to maintain any higher capital requirements imposed on us could negatively affect our business, results of operations and financial condition, generally.

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

In general, the amount, type and cost of our funding, including from other financial institutions, the capital markets and deposits, directly impacts our operating costs and our assets growth and therefore, can positively or negatively affect our financial condition or results of operations. A number of factors could make funding more difficult, more expensive or unavailable on any terms, including, but not limited to, our operating losses, our ability to remain “well capitalized,” events that adversely impact our reputation,  enforcement actions, disruptions in the capital markets, events that adversely impact the financial services industry, changes affecting our assets, interest rate fluctuations, general economic conditions and the legal, regulatory, accounting and tax environments. Also, we compete for funding with other financial institutions, many of which are substantially larger, and have more capital and other resources than we do. In addition, as some of these competitors consolidate with other financial institutions, their competitive advantages may increase. Competition from these institutions may also increase the cost of funds.

Our business is subject to the success of the local economies and real estate markets in which we operate.

Our success significantly depends on the growth in population, income levels, loans and deposits and on stability in real estate values in our markets. If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally do not improve significantly, our business may be adversely affected. Since mid-2007, the financial markets and economic conditions generally have experienced a variety of difficulties. In particular, the residential construction and commercial development real estate markets in the Atlanta market have experienced substantial deterioration. If market and economic conditions continue to deteriorate or remain at their current level of deterioration for a sustained period of time, such conditions may lead to additional valuation adjustments as we continue to reassess the market value of our loan portfolio, greater losses on defaulted loans and on the sale of other real estate owned. Additionally, such adverse economic conditions in our market areas, specifically decreases in real estate property values due to the nature of our loan portfolio, more than 85% of which is secured by real estate, could reduce our growth rate, affect the ability of our customers to repay their loans and generally affect our financial condition and results of operations. We are less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of more diverse economies.

Our concentration of residential construction and development loans is subject to unique risks that could adversely affect our results of operations and financial condition.

Our residential construction and development loan portfolio was $695 million at December 31, 2010, comprising 15% of total loans. Residential construction and development loans are often riskier than home equity loans or residential mortgage loans to individuals. Poor economic conditions have resulted in decreased demand for residential housing, which, in turn, has adversely affected the development and construction efforts of residential real estate developer borrowers. Consequently, economic downturns like the current one impacting our market areas adversely affect the ability of residential real estate developer borrowers to repay these loans and the value of property used as collateral for such loans. A sustained weak economy could also result in higher levels of nonperforming loans in other categories, such as commercial and industrial loans, which may result in additional losses. Because of the general economic slowdown we are currently experiencing, these loans represent higher risk due to slower sales and reduced cash flow that affect the borrowers’ ability to repay on a timely basis and could result in a sharp increase in our total net-charge offs and could require us to significantly increase our allowance for loan losses, which could have a material adverse effect on our financial condition or results of operations.

Our concentration of commercial real estate loans is subject to risks that could adversely affect our results of operations and financial condition.

Our commercial real estate loan portfolio was $1.76 billion at December 31, 2010, comprising 38% of total loans. Commercial real estate loans typically involve larger loan balances than compared to residential mortgage loans, but are still granular in nature with the average loan size of $447,000.  The repayment of loans secured by commercial real estate is dependent upon both the successful operation of the commercial project and the business operated out of that commercial real estate site, as over half of the commercial real estate loans are for borrower-owned sites. If the cash flows from the project are reduced or if the borrower’s business is not successful, a borrower’s ability to repay the loan may be impaired. This cash flow shortage may result in the failure to make loan payments. In such cases, we may be compelled to modify the terms of the loan. In addition, the nature of these loans is such that they are generally less predictable and more difficult to evaluate and monitor. As a result, repayment of these loans may be subject to adverse conditions in the real estate market or economy. In addition, many economists believe that deterioration in income producing commercial real estate is likely to worsen as vacancy rates continue to rise and absorption rates of existing square footage and/or units continue to decline. Because of the general economic slowdown we are currently experiencing, these loans represent higher risk and could result in an increase in our total net-charge offs and could require us to increase our allowance for loan losses.

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

Certain accounting policies are critical to presenting United’s financial condition and results.  They require management to make difficult, subjective and complex assumptions, estimates judgments about matters that are uncertain.  Materially different amounts could be reported under different conditions or using different assumptions or estimates.  These critical accounting policies relate to the allowance for loan losses; fair value measurement, intangible assets and income taxes.  Because of the uncertainty of assumptions and estimates involved in these matters, United may be required to do one or more of the following:  significantly increase the allowance for loan losses and/or sustain credit losses that are significantly higher than the reserve provided; significantly decrease the carrying value of loans, foreclosed property or other assets or liabilities to reflect a reduction in their fair value; recognize significant impairment on intangible asset balances; or significantly increase our accrued taxes liability or decrease the value of our deferred tax assets.

If our allowance for loan losses is not sufficient to cover actual loan losses, earnings would decrease.

Our loan customers may not repay their loans according to their terms and the collateral securing the payment of these loans may be insufficient to assure repayment. We may experience significant loan losses which would have a material adverse effect on our operating results. Our management makes various assumptions and judgments about the collectability of the loan portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. We maintain an allowance for loan losses in an attempt to cover any loan losses inherent in the loan portfolio. In determining the size of the allowance, our management relies on an analysis of the loan portfolio based on historical loss experience, volume and types of loans, trends in classification, volume and real estate values, trends in delinquencies and non-accruals, national and local economic conditions and other pertinent information. As a result of these considerations, we have from time to time increased our allowance for loan losses. For the year ended December 31, 2010, we recorded an operating provision for loan losses of $235 million compared to $310 million and $184 million for the years ended December 31, 2009 and 2008, respectively. If those assumptions are incorrect, the allowance may not be sufficient to cover future loan losses and adjustments may be necessary to allow for different economic conditions or adverse developments in the loan portfolio.

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

The terms of the Purchase Agreement provide that Treasury may unilaterally amend any provision of the Purchase Agreement to the extent required to comply with any changes in applicable federal law that may occur in the future. We have no control over any change in the terms of the transaction that may occur in the future. Such changes may place restrictions on our business or results of operation, which may adversely affect the market price of our common stock.

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

We and our subsidiary bank are heavily regulated by federal and state authorities. This regulation is designed primarily to protect depositors, federal deposit insurance funds and the banking system as a whole, but not shareholders. Congress and state legislatures and federal and state regulatory authorities continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including interpretation and implementation of statutes, regulations or policies could affect us in substantial and unpredictable ways, including limiting the types of financial services and products we may offer or increasing the ability of non-banks to offer competing financial services and products. While we cannot predict the regulatory changes that may be borne out of the current economic crisis, and we cannot predict whether we will become subject to increased regulatory scrutiny by any of these regulatory agencies, any regulatory changes or scrutiny could increase or decrease the cost of doing business, limit or expand our permissible activities, or affect the competitive balance among banks, credit unions, savings and loan associations and other institutions. We cannot predict whether new legislation will be enacted and, if enacted, the effect that it, or any regulations, would have on our business, financial condition, or results of operations.

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

In May 2009, the FDIC announced that it had voted to levy a special assessment on insured institutions in order to facilitate the rebuilding of the Deposit Insurance Fund. The assessment was equal to five basis points of our subsidiary bank’s total assets minus Tier 1 capital as of June 30, 2009.  This additional charge of $3.8 million increased operating expenses during the second quarter of 2009.  The FDIC has indicated that future special assessments are possible, although it has not determined the magnitude or timing of any future assessments. Any such future assessments will decrease our earnings.

The Dodd-Frank Act and related regulations may adversely affect our business, financial condition, liquidity or results of operations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 was enacted on July 21, 2010. The Dodd-Frank Act creates a new Consumer Financial Protection Bureau with the power to promulgate and enforce consumer protection laws. Smaller depository institutions, those with $10 billion or less in assets, will be subject to the Consumer Financial Protection Bureau’s rule-writing authority, and existing depository institution regulatory agencies will retain examination and enforcement authority for such institutions.  The Dodd-Frank Act also establishes a Financial Stability Oversight Council chaired by the Secretary of the Treasury with authority to identify institutions and practices that might pose a systemic risk, makes permanent the $250,000 limit for federal deposit insurance, provides unlimited federal deposit insurance until December 31, 2012 for non-interest bearing transaction accounts at all insured depository institutions and repeals the federal prohibitions on the payment of interest on demand deposits.  Among other things, the Dodd-Frank Act includes provisions affecting (1) corporate governance and executive compensation of all companies whose securities are registered with the SEC, (2) FDIC insurance assessments, (3) interchange fees for debit cards, which would be set by the Federal Reserve under a restrictive “reasonable and proportional cost” per transaction standard, (4) minimum capital levels for bank holding companies, subject to a grandfather clause for financial institutions with less than $15 billion in assets, (5) derivative and proprietary trading by financial institutions, and (6) the resolution of large financial institutions.

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

Our ability to fully utilize deferred tax assets could be impaired under Section 382 of the Internal Revenue Code.

As of December 31, 2010, our net deferred tax asset was approximately $167 million, which includes approximately $124 million of deferred tax benefits related to federal and state operating loss carryforwards.  The carrying value of our net deferred tax assets and our ability to use such assets to offset future tax liabilities could be impaired if cumulative common stock transactions over a rolling three-year period resulted in an ownership change under Section 382 of the Internal Revenue Code.

There is no guarantee that the Tax Benefits Preservation Plan will prevent United from experiencing an ownership change under Section 382. Our inability to utilize these tax benefits would have a material adverse effect on our financial condition and results of operations.

ITEM 1B.                UNRESOLVED STAFF COMMENTS.

There are no unresolved comments from the Securities and Exchange Commission staff regarding United’s periodic or current reports under the Exchange Act.

ITEM 2.                   PROPERTIES.

The executive offices of United are located at 125 Highway 515 East, Blairsville, Georgia.  United owns this property.  The Bank conducts business from facilities primarily owned by the Bank or its subsidiaries, all of which are in a good state of repair and appropriately designed for use as banking facilities.  The Bank and Brintech provide services or perform operational functions at 121 locations, of which 108 are owned and 13 are leased under operating leases.  Note 8 to United’s consolidated financial statements includes additional information regarding amounts invested in premises and equipment.

ITEM 3.                   LEGAL PROCEEDINGS.

In the ordinary course of operations, United and the Bank are defendants in various legal proceedings incidental to its business.  In the opinion of management, there is no pending or threatened proceeding in which an adverse decision will result in a material adverse change in the consolidated financial condition or results of operations of United.  No material proceedings terminated in the fourth quarter of 2010.

ITEM 4.                   (REMOVED AND RESERVED).
PART II

ITEM 5.                   MARKET FOR UNITED’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Stock.  United’s common stock trades on the Nasdaq Global Select Market under the symbol “UCBI”.  The closing price for the period ended December 31, 2010 was $1.95.  Below is a schedule of high, low and closing stock prices and average daily volume for all quarters in 2010 and 2009.

Stock Price Information

	2010				2009
	High	Low	Close	Avg Daily Volume	High	Low	Close	Avg Daily Volume
First quarter	$5.00	$3.21	$4.41	882,923	$13.87	$2.28	$4.16	524,492
Second quarter	6.20	3.86	3.95	849,987	9.30	4.01	5.99	244,037
Third quarter	4.10	2.04	2.24	810,161	8.00	4.80	5.00	525,369
Fourth quarter	2.60	1.10	1.95	1,084,578	5.33	3.07	3.39	1,041,113

At January 31, 2011, there were approximately 6,850 record shareholders and 18,000 beneficial shareholders of United’s common stock.

Dividends.  United declared cash dividends on its common stock of $.18 in 2008.  United also declared stock dividends on its common stock of one new share for every 130 shares owned in the third and fourth quarters of 2008 and in each of the first three quarters of 2009.  No cash or stock dividends were declared on United’s common stock during 2010.  Federal and state laws and regulations impose restrictions on the ability of United and the Bank to pay dividends, and the Board Resolution provides that United may not incur additional indebtedness, pay cash dividends, make payments on our trust preferred securities or repurchase outstanding stock without prior approval of the Federal Reserve.  We were not given permission to pay interest on our trust preferred securities and dividends on our preferred stock during the first quarter of 2011.  As a result of such deferrals, United may not pay dividends on any of common or preferred stock or trust preferred securities until all accrued and unpaid amounts under the deferred securities have been paid.

In addition, pursuant to the terms of the Purchase Agreement entered into with Treasury under the CPP, the ability of United to declare or pay dividends or distributions on its common stock is subject to restrictions, including a restriction against increasing dividends from the last quarterly cash dividend per share ($.09) declared on the common stock prior to December 5, 2008, as adjusted for subsequent stock dividends and other similar actions.  In addition, as long as Series B Preferred Stock is outstanding, dividend payments are prohibited until all accrued and unpaid dividends are paid on such preferred stock, subject to certain limited exceptions. This restriction will terminate on December 5, 2011, or earlier, if Treasury has transferred all of the Series B Preferred Stock to third parties.  Additional information regarding this item is included in Note 18 to the consolidated financial statements, under the heading of “Supervision and Regulation” in Part I of this report and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Dividends.”

Share Repurchases.  United had in place a board approved repurchase authorization for up to 3,000,000 shares of United’s common stock, which expired in 2008.  No shares were purchased in 2008.

United’s Amended and Restated 2000 Key Employee Stock Option Plan allows option holders to exercise stock options by delivering previously acquired shares having a fair market value equal to the exercise price provided that the shares delivered must have been held by the option holder for at least six months.  During 2008, optionees delivered 33,759 shares to exercise stock options.  No shares were delivered to exercise stock options in 2010 or 2009.

Sales of Unregistered Securities. On February 22, 2011, United entered into a share exchange agreement (the “Share Exchange Agreement”) with Elm Ridge Offshore Master Fund, Ltd. (the “Master Fund”) and Elm Ridge Value Partners, L.P. (“Value Partners” and, together with the Master Fund, collectively, the “Elm Ridge Parties”). Under the Share Exchange Agreement, the Elm Ridge Parties agreed to transfer to the Company 7,755,631 shares of United’s common stock, in exchange for (i) 16,613 shares of the Company’s Cumulative Perpetual Preferred Stock, Series D, par value $1.00 per share and liquidation value $1,000 per share (the “Series D Preferred Shares”) and (ii) warrants to purchase 7,755,631 shares of common stock. The warrants are exercisable at a price of $2.50 per share and may not be exercised until October 1, 2012 and expire on August 22, 2013. The closing of the Share Exchange occurred on February 22, 2011. Prior to entering into the Share Exchange Agreement, collectively, the Elm Ridge Parties were United’s largest shareholder. By exchanging the Elm Ridge Parties’ common stock for the Series D Preferred Shares and warrants, United eliminated its only “5-percent shareholder” and, as a result, obtained further protection against an ownership change under Section 382. For additional information on the Share Exchange, see United’s Current Reports on Form 8-K, filed on February 24, 2011.

On December 5, 2008, United participated in Treasury’s CPP by issuing 180,000 shares of Series B Preferred Stock and the Warrant to purchase 2,132,701 shares (1,099,542 shares, as adjusted for subsequent stock dividends and a 50% reduction following United’s recent stock offering) of United Community Banks, Inc.’s common stock at a price of $12.66 per share ($12.28 per share, as adjusted for subsequent stock dividends) for an aggregate purchase price of $180 million.  The Series B Preferred Stock qualifies as Tier 1 capital under risk-based capital guidelines and will pay cumulative dividends at a rate of 5% per annum for the first five years and 9% per annum thereafter.  The Series B Preferred Stock may be redeemed at the stated amount of $1,000 per share plus any accrued and unpaid dividends without penalty and without the need to raise new capital, subject to Treasury’s consultation with the recipient’s appropriate regulatory agency.  The Series B Preferred Stock is non-voting except for class voting rights on matters that would adversely affect the rights of the holders of the Series B Preferred Stock.

On October 31, 2008, United formed United Community Statutory Trust II and United Community Statutory Trust III for the purpose of issuing Trust Preferred Securities in private placement offerings.  United Community Statutory Trust II issued $11,767,000 of 9% fixed rate Trust Preferred Securities and United Community Statutory Trust II issued $1.2 million of variable rate Trust Preferred Securities that pay interest at a rate of prime plus 3%.  The Trust Preferred Securities issued by both trusts mature on October 31, 2038 and are callable at par anytime after October 31, 2013.  The Trust Preferred Securities were issued with warrants that make them convertible into United Community Banks, Inc.’s common stock at the conversion price of $20 per share.  The warrants may be exercised anytime prior to October 31, 2013, on which date the unexercised warrants expire.  The Trust Preferred Securities qualify as Tier 1 Capital under applicable Risk-Based Capital guidelines.

Performance Graph.  Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on United’s common stock against the cumulative total return on the Nasdaq Stock Market (U.S. Companies) Index and the Nasdaq Bank Stocks Index for the five-year period commencing December 31, 2005 and ending on December 31, 2010.

FIVE YEAR CUMULATIVE TOTAL RETURNS*
COMPARISON OF UNITED COMMUNITY BANKS, INC.,
NASDAQ STOCK MARKET (U.S.) INDEX
AND NASDAQ BANK INDEX
As of December 31

	Cumulative Total Returns *
	2005	2006	2007	2008	2009	2010
United Community Banks, Inc.	$100	$123	$61	$54	$14	$8
Nasdaq Stock Market (U.S.) Index	100	110	119	57	83	98
Nasdaq Bank Index	100	112	89	65	54	64

* Assumes $100 invested on December 31, 2005 in United’s common stock and above noted indexes.  Total return includes reinvestment of dividends at the closing stock price of the common stock on the dividend payment date and the closing values of stock and indexes as of December 31 of each year.

ITEM 6. SELECTED FINANCIAL DATA.
For the Years Ended December 31,

(in thousands, except per share data;
taxable equivalent)	2010	2009	2008	2007	2006
INCOME SUMMARY
Net interest revenue	$243,052	$245,227	$238,704	$274,483	$237,880
Operating provision for loan losses (1)	234,750	310,000	184,000	37,600	14,600
Operating fee revenue (2)	48,548	50,964	46,081	53,701	41,671
Total operating revenue (1)(2)	56,850	(13,809)	100,785	290,584	264,951
Operating expenses (3)	242,952	217,050	200,335	181,730	155,306
Loss on sale of nonperforming assets	45,349	-	-	-	-
Operating (loss) income from continuing operations before taxes	(231,451)	(230,859)	(99,550)	108,854	109,645
Operating income taxes	(88,062)	(91,754)	(35,651)	40,266	41,249
Net operating (loss) income from continuing operations (1)(2)(3)	(143,389)	(139,105)	(63,899)	68,588	68,396
Gain from acquisition, net of tax	-	7,062	-	-	-
Noncash goodwill impairment charges	(210,590)	(95,000)	-	-	-
Severance cost, net of tax benefit	-	(1,797)	-	-	-
Fraud loss provision and subsequent recovery, net of tax benefit	7,179	-	-	(10,998)	-
Net (loss) income from discontinued operations	(101)	513	449	403	419
Gain from sale of subsidiary, net of income taxes and selling costs	1,266	-	-	-	-
Net (loss) income	(345,635)	(228,327)	(63,450)	57,993	68,815
Preferred dividends and discount accretion	10,316	10,242	724	18	19
Net (loss) income available to common shareholders	$(355,951)	$(238,569)	$(64,174)	$57,975	$68,796

PERFORMANCE MEASURES
Per common share:
Diluted operating (loss) earnings from continuing operations (1)(2)(3)	$(1.62)	$(2.47)	$(1.36)	$1.47	$1.65
Diluted (loss) earnings from continuing operations	(3.77)	(3.96)	(1.36)	1.24	1.65
Diluted (loss) earnings	(3.76)	(3.95)	(1.35)	1.24	1.66
Cash dividends declared (rounded)	-	-	.18	.36	.32
Stock dividends declared (6)	-	3 for 130	2 for 130	-	-
Book value	4.84	8.36	16.95	17.73	14.37
Tangible book value (5)	4.76	6.02	10.39	10.94	10.57

Key performance ratios:
Return on equity (4)	(57.08)%	(34.40)%	(7.82)%	7.79%	13.28%
Return on assets	(4.53)	(2.76)	(.76)	.75	1.09
Net interest margin	3.56	3.29	3.18	3.88	4.05
Operating efficiency ratio from continuing operations (2)(3)	98.98	73.97	70.00	55.53	55.30
Equity to assets	11.01	11.12	10.22	9.61	8.06
Tangible equity to assets (5)	9.15	8.33	6.67	6.63	6.32
Tangible common equity to assets (5)	6.80	6.15	6.57	6.63	6.32
Tangible common equity to risk-weighted assets (5)	9.05	10.39	8.34	8.21	8.09

ASSET QUALITY *
Non-performing loans	$179,094	$264,092	$190,723	$28,219	$12,458
Foreclosed properties	142,208	120,770	59,768	18,039	1,196
Total non-performing assets (NPAs)	321,302	384,862	250,491	46,258	13,654
Allowance for loan losses	174,695	155,602	122,271	89,423	66,566
Operating net charge-offs (1)	215,657	276,669	151,152	21,834	5,524
Allowance for loan losses to loans	3.79%	3.02%	2.14%	1.51%	1.24%
Operating net charge-offs to average loans (1)	4.42	5.03	2.57	.38	.12
NPAs to loans and foreclosed properties	6.77	7.30	4.35	.78	.25
NPAs to total assets	4.32	4.81	2.92	.56	.19

AVERAGE BALANCES ($ in millions)
Loans	$4,961	$5,548	$5,891	$5,735	$4,801
Investment securities	1,453	1,656	1,489	1,278	1,042
Earning assets	6,822	7,465	7,504	7,071	5,877
Total assets	7,626	8,269	8,319	7,731	6,287
Deposits	6,373	6,713	6,524	6,029	5,017
Shareholders’ equity	840	920	850	743	507
Common shares - Basic (thousands)	94,624	60,374	47,369	45,948	40,413
Common shares - Diluted (thousands)	94,624	60,374	47,369	46,593	41,575

AT YEAR END ($ in millions)
Loans *	$4,604	$5,151	$5,705	$5,929	$5,377
Investment securities	1,490	1,530	1,617	1,357	1,107
Total assets	7,443	8,000	8,592	8,207	7,101
Deposits	6,469	6,628	7,004	6,076	5,773
Shareholders’ equity	636	962	989	832	617
Common shares outstanding (thousands)	94,685	94,046	48,009	46,903	42,891

(1)  Excludes pre-tax provision for fraud-related loan losses and related charge-offs of $18 million, net of income tax benefit of $7 million in 2007 and subsequent recovery of $11.7 million, net of tax expense of $4.6 million in 2010.  (2)  Excludes the gain from acquisition of $11.4 million, net of income tax expense of $4.3 million in 2009. (3)  Excludes the goodwill impairment charges of $211 million and $95 million in 2010 and 2009, respectively, and severance costs of $2.9 million, net of income tax benefit of $1.1 million in 2009.  (4)  Net (loss) income available to common shareholders, which is net of preferred stock dividends, divided by average realized common equity, which excludes accumulated other comprehensive income (loss).  (5)  Excludes effect of acquisition related intangibles and associated amortization.  (6)  Number of new shares issued for shares currently held.

* Excludes loans and foreclosed properties covered by loss sharing agreements with the FDIC.

Selected Financial Data (Continued)

	2010				2009
(in thousands, except per share	Fourth	Third	Second	First	Fourth	Third	Second	First
data; taxable equivalent)	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
INCOME SUMMARY
Interest revenue	$81,215	$84,360	$87,699	$89,849	$97,481	$101,181	$102,737	$103,562
Interest expense	21,083	24,346	26,072	28,570	33,552	38,177	41,855	46,150
Net interest revenue	60,132	60,014	61,627	61,279	63,929	63,004	60,882	57,412
Operating provision for loan losses (1)	47,750	50,500	61,500	75,000	90,000	95,000	60,000	65,000
Operating fee revenue (2)	12,442	12,861	11,579	11,666	14,447	13,389	11,305	11,823
Total operating revenue (1)(2)	24,824	22,375	11,706	(2,055)	(11,624)	(18,607)	12,187	4,235
Operating expenses (3)	64,918	64,906	58,308	54,820	60,126	51,426	53,710	51,788
Loss on sale of nonperforming assets	-	-	45,349	-	-	-	-	-
Operating loss from continuing operations before taxes	(40,094)	(42,531)	(91,951)	(56,875)	(71,750)	(70,033)	(41,523)	(47,553)
Operating income tax benefit	(16,520)	(16,706)	(32,419)	(22,417)	(31,687)	(26,252)	(18,394)	(15,421)
Net operating loss from continuing operations (1)(2)(3)	(23,574)	(25,825)	(59,532)	(34,458)	(40,063)	(43,781)	(23,129)	(32,132)
Gain from acquisition, net of tax expense	-	-	-	-	-	-	7,062	-
Noncash goodwill impairment charges	-	(210,590)	-	-	-	(25,000)	-	(70,000)
Severance costs, net of tax benefit	-	-	-	-	-	-	-	(1,797)
Partial reversal of fraud loss provision, net of tax expense	7,179	-	-	-	-	-	-	-
(Loss) income from discontinued operations	-	-	-	(101)	228	63	66	156
Gain from sale of subsidiary, net of income taxes and selling costs	-	-	-	1,266	-	-	-	-
Net loss	(16,395)	(236,415)	(59,532)	(33,293)	(39,835)	(68,718)	(16,001)	(103,773)
Preferred dividends and discount accretion	2,586	2,581	2,577	2,572	2,567	2,562	2,559	2,554
Net loss available to common shareholders	$(18,981)	$(238,996)	$(62,109)	$(35,865)	$(42,402)	$(71,280)	$(18,560)	$(106,327)

PERFORMANCE MEASURES
Per common share:
Diluted operating loss from continuing operations (1)(2)(3)	$(.28)	$(.30)	$(.66)	$(.39)	$(.45)	$(.93)	$(.53)	$(.72)
Diluted loss from continuing operations	(.20)	(2.52)	(.66)	(.39)	(.45)	(1.43)	(.38)	(2.20)
Diluted loss	(.20)	(2.52)	(.66)	(.38)	(.45)	(1.43)	(.38)	(2.20)
Stock dividends declared (7)	-	-	-	-	-	1 for 130	1 for 130	1 for 130
Book value	4.84	5.14	7.71	7.95	8.36	8.85	13.87	14.70
Tangible book value (5)	4.76	5.05	5.39	5.62	6.02	6.50	8.85	9.65

Key performance ratios:
Return on equity (4)(6)	(17.16)%	(148.04)%	(35.89)%	(20.10)%	(22.08)%	(45.52)%	(11.42)%	(58.28)%
Return on assets (6)	(.89)	(12.47)	(3.10)	(1.70)	(1.91)	(3.32)	(.78)	(5.03)
Net interest margin (6)	3.58	3.57	3.60	3.49	3.40	3.39	3.28	3.08
Operating efficiency ratio from continuing operations (2)(3)	89.45	89.38	141.60	75.22	78.74	68.35	73.68	75.13
Equity to assets	8.85	11.37	11.84	11.90	11.94	10.27	10.71	11.56
Tangible equity to assets (5)	8.75	9.19	9.26	9.39	9.53	7.55	7.96	8.24
Tangible common equity to assets (5)	6.35	6.78	6.91	7.13	7.37	5.36	5.77	6.09
Tangible common equity to risk-weighted assets (5)	9.05	9.60	9.97	10.03	10.39	10.67	7.49	8.03

ASSET QUALITY *
Non-performing loans	$179,094	$217,766	$224,335	$280,802	$264,092	$304,381	$287,848	$259,155
Foreclosed properties	142,208	129,964	123,910	136,275	120,770	110,610	104,754	75,383
Total non-performing assets (NPAs)	321,302	347,730	348,245	417,077	384,862	414,991	392,602	334,538
Allowance for loan losses	174,695	174,613	174,111	173,934	155,602	150,187	145,678	143,990
Operating net charge-offs (1)	47,668	49,998	61,323	56,668	84,585	90,491	58,312	43,281
Allowance for loan losses to loans	3.79%	3.67%	3.57%	3.48%	3.02%	2.80%	2.64%	2.56%
Operating net charge-offs to average loans (1)(6)	4.03	4.12	4.98	4.51	6.37	6.57	4.18	3.09
NPAs to loans and foreclosed properties	6.77	7.11	6.97	8.13	7.30	7.58	6.99	5.86
NPAs to total assets	4.32	4.96	4.55	5.32	4.81	4.91	4.63	4.09

AVERAGE BALANCES ($ in millions)
Loans	$4,768	$4,896	$5,011	$5,173	$5,357	$5,565	$5,597	$5,675
Investment securities	1,354	1,411	1,532	1,518	1,529	1,615	1,771	1,713
Earning assets	6,680	6,676	6,854	7,085	7,487	7,401	7,442	7,530
Total assets	7,338	7,522	7,704	7,946	8,287	8,208	8,212	8,372
Deposits	6,294	6,257	6,375	6,570	6,835	6,690	6,545	6,781
Shareholders’ equity	649	855	912	945	989	843	879	968
Common shares - basic (thousands)	94,918	94,679	94,524	94,390	94,219	49,771	48,794	48,324
Common shares - diluted (thousands)	94,918	94,679	94,524	94,390	94,219	49,771	48,794	48,324

AT PERIOD END ($ in millions)
Loans *	$4,604	$4,760	$4,873	$4,992	$5,151	$5,363	$5,513	$5,633
Investment securities	1,490	1,310	1,488	1,527	1,530	1,533	1,817	1,719
Total assets	7,443	7,013	7,652	7,837	8,000	8,444	8,477	8,172
Deposits	6,469	5,999	6,330	6,488	6,628	6,821	6,849	6,616
Shareholders’ equity	636	662	904	926	962	1,007	855	889
Common shares outstanding (thousands)	94,685	94,433	94,281	94,176	94,046	93,901	48,933	48,487

(1) Excludes the partial reversal of a previously established provision for fraud-related loan losses of $11.8 million, net of tax expense of $4.6 million in 2010. Operating charge-offs also exclude the $11.8 million related partial recovery of the previously charged off amount. (2) Excludes the gain from acquisition of $11.4 million, (income tax expense of $4.3 million) in the second quarter of 2009 and revenue generated by discontinued operations in all periods presented. (3) Excludes goodwill impairment charges of $211 million in the third quarter of 2010 and $25 million and $70 million in the third and first quarters of 2009, respectively, severance costs of $2.9 million, (income tax benefit of $1.1 million) in the first quarter of 2009 and expenses relating to discontinued operations for all periods presented. (4) Net loss available to common shareholders, which is net of preferred stock dividends, divided by average realized common equity, which excludes accumulated other comprehensive income (loss). (5) Excludes effect of acquisition related intangibles and associated amortization. (6) Annualized. (7) Number of new shares issued for shares currently held.

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

Operating loss and operating loss per diluted share are non-GAAP performance measures.  United’s management believes that operating performance is useful in analyzing the company’s financial performance trends since it excludes items that are non-recurring in nature and therefore most of the discussion in this section will refer to operating performance measures.  A reconciliation of these operating performance measures to GAAP performance measures is included in the table on pages 32 and 33.

United’s markets have been severely disrupted by the weak housing market which resulted in the buildup of surplus housing and finished lot inventory, which has put considerable stress on the residential construction portion of United’s loan portfolio.  The weak economic conditions spread beyond the housing market, pushing unemployment to levels not seen in decades, which negatively impacted the rest of United’s loan portfolio. As a result, United reported a net loss of $346 million in 2010, which included non-cash charges of $211 million for goodwill impairment, a $7.18 million partial fraud loss recovery, net of tax, as well as a $30.0 million after-tax loss from the transaction with Fletcher, which is described on page 34.  This compared to a net loss of $228 million in 2009, which included non-cash charges of $95 million for goodwill impairment, a $1.8 million charge for a reduction in workforce, net of tax, and an after-tax gain of $7.06 million for the acquisition of Southern Community Bank (“SCB”). United’s net operating loss from continuing operations for 2010 was $143 million, which excludes goodwill impairment and the partial fraud loss recovery, compared to a net operating loss from continuing operations of $139 million for the twelve months ended December 31, 2009, which excludes goodwill impairment, severance costs and the gain on acquisition.  Diluted operating loss from continuing operations per common share was $1.62 for the year ended December 31, 2010, compared with a diluted operating loss per common share of $2.47 for 2009.  The goodwill impairment charge represented $2.23 of loss per share.  In addition, the partial loss recovery resulted in a gain of $.08 per share bringing the total loss to $3.76 per share. In 2009, the gain on acquisition, goodwill impairment charges and severance costs represented $.12 per share, $1.58 per share and $.03 per share, respectively, for the year, bringing the diluted loss per share to $3.95.  The increased loss from 2009 reflected higher foreclosed property costs and the additional goodwill impairment charges.

United’s approach to managing through the challenging economic cycle has been to aggressively deal with credit problems and dispose of troubled assets quickly, taking losses as necessary.  As a result, United’s provision for loan losses was $223 million in 2010 compared with $310 million in 2009.  Net charge-offs for 2010 were $204 million compared with $277 million in 2009. Operating provision for loan losses and operating net charge-offs for 2010 of $235 million and $216 million, respectively, excluded the partial recovery of $11.8 million from a fraud loss incurred in 2007 related to two failed real estate developments in western North Carolina. At the end of 2010, United’s allowance for loan losses of $175 million was 3.79% of loans compared with $155 million or 3.02% of loans at the end of 2009.  Nonperforming assets of $321 million, which excludes assets of SCB that are covered by loss sharing agreements with the FDIC, decreased to 4.32% of total assets at December 31, 2010, compared to 4.81% as of December 31, 2009.  The sale of approximately $70 million in nonperforming loans and $33 million in foreclosed properties to Fletcher in the second quarter of 2010 contributed to the decrease.

Taxable equivalent net interest revenue was $243 million for 2010, compared to $245 million for the same period in 2009.  The 1% decrease in net interest revenue was primarily due to lower levels of earning assets.  Average loans and securities for 2010 declined $587 million and $203 million, respectively, from the year ended December 31, 2009.  Net interest margin improved 27 basis points from 3.29% in 2009 to 3.56% in 2010.  The margin improvement resulted from management’s ongoing efforts to manage loan pricing, while lowering the cost of deposits.

Operating fee revenue of $48.5 million was down $2.4 million or 5% from 2009.  The decrease was primarily attributable to balance sheet management activities that resulted in gains from the sale of securities of $2.55 million in 2010 and $2.76 million in 2009 offset by losses of $2.23 million in 2010 on the prepayment of Federal Home Loan Bank advances.  Mortgage loan and related fees decreased $1.94 million compared to the prior year, due to the significant refinancing activity that took place in 2009, as mortgage rates fell to historical lows.  In 2009, United also recognized a gain of $11.4 million related to the FDIC assisted acquisition of SCB which is not included in operating fee revenue.  The gain resulted from the bargain purchase since the purchase price was less than the value of the net assets and liabilities received.

For the year ended December 31, 2010, operating expenses of $243 million, excluding the loss from the sale of nonperforming assets to Fletcher, were up $25.9 million, or 12% from the same period in the prior year.  Also excluded from operating expenses for 2010 was the $211 million goodwill impairment charge.  Operating expenses for 2009 excluded $95 million in goodwill impairment charges and $2.90 million in severance costs.  Although United’s expense saving initiatives were successful in lowering controllable expenses, foreclosed property costs were up $33.3 million from 2009.  Higher foreclosed property expenses were partially offset by a $4.95 million decrease in salaries and benefits expense, reflecting the 10% staff reduction that began at the end of the first quarter of 2009.

At the end of 2010, United held $442 million in commercial paper and short-term investments as part of its continued emphasis on liquidity.  Loans at December 31, 2010 were $4.60 billion, down $547 million from the end of 2009, due to United’s efforts to reduce exposure to residential construction loans.  Totaling $695 million, residential construction loans at December 31, 2010 represented 15% of outstanding loans, down from 20% at the end of 2009, a decrease of $355 million.  Deposits were down $159 million to $6.47 billion, as United focused on reducing interest expense by allowing attrition in higher rate certificates of deposit by not aggressively competing with rates.  United’s focus was to increase low cost core transaction deposits which grew $291 million in 2010.  At the end of 2010, total equity capital was $636 million, down $327 million from December 31, 2009 reflecting the net loss of 2010, offset by the $40 million issuance of equity instruments to Fletcher.  The 2010 loss includes a non-cash charge of $211 million for goodwill impairment, which reduced shareholders’ equity but had no impact on regulatory capital.  At December 31, 2010, all of United’s regulatory capital ratios were above well capitalized levels.

Critical Accounting Policies

The accounting and reporting policies of United and its subsidiaries are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry.  The more critical accounting and reporting policies include United’s accounting for the allowance for loan losses, fair value measurements, intangible assets and income taxes.  Application of these principles requires management to make estimates or judgments that affect the amounts reported in the financial statements and the accompanying notes.  These estimates are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates or judgments.  Certain policies inherently have a greater reliance on the use of estimates, and as such have a greater possibility of producing results that could be materially different than originally reported.

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

Management considers the following accounting policies to be critical accounting policies:

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

The allowance for loan losses consists of an allocated component and an unallocated component.  The components of the allowance for loan losses represent an estimate.  The allocated component of the allowance for loan losses reflects expected losses resulting from analyses developed through specific credit allocations for individual loans and historical loss experience for each loan category.  The specific credit allocations are based on regular analyses of all non–accrual loans over $500,000, which are considered impaired loans. These analyses involve judgment in estimating the amount of loss associated with specific loans, including estimating the amount and timing of future cash flows and collateral values.  The historical loss element is determined using the weighted average of actual losses incurred over the prior eight quarters for each type of loan, updated quarterly.  The weighted average is weighted toward the most recent quarters’ loss experience.  The historical loss experience is adjusted for known changes in economic conditions and credit quality trends such as changes in the amount of past due and nonperforming loans.  The resulting loss allocation factors are applied to the balance of each type of loan after removing the balance of impaired loans and other specifically allocated loans from each category.  The loss allocation factors are updated annually.  The allocated component of the allowance for loan losses also includes consideration of concentrations of credit and changes in portfolio mix.

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

Additional information on United’s loan portfolio and allowance for loan losses can be found in the sections of Management’s Discussion and Analysis titled “Asset Quality and Risk Elements” and “Nonperforming Assets” and in the sections of Part I, Item 1 titled “Lending Policy” and “Loan Review and Nonperforming Assets”.  Note 1 to the consolidated financial statements includes additional information on United’s accounting policies related to the allowance for loan losses.

Fair Value Measurements

United’s impaired loans and foreclosed assets may be measured and carried at “fair value”, the determination of which requires management to make assumptions, estimates and judgments.  At December 31, 2010, the percentage of total assets measured at fair value was 16%.  See Note 22 “Fair Value” in the consolidated financial statements herein for additional disclosures regarding the fair value of our assets and liabilities.

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

Intangible Assets

United’s intangible assets have historically consisted of goodwill, representing the excess of cost over the fair value of net assets of acquired businesses, and core deposit intangibles. United’s goodwill is tested for impairment annually, or more often if events or circumstances indicate impairment may exist. Adverse changes in the economic environment, declining operations of acquired business units, or other factors could result in a decline of the implied fair value of goodwill.  If the implied fair value is less than the carrying amount, a loss would be recognized to reduce the carrying amount of goodwill. These changes or factors, if they occur, could be material to United’s operating results for any particular reporting period; the potential effect cannot be reasonably estimated.

During the third quarter of 2010, United conducted an interim goodwill impairment assessment as a result of a significant decline in its stock price.  The impairment assessment results indicated that United’s goodwill was completely impaired and the remaining balance of $211 million was charged to earnings during the third quarter.  The third quarter impairment charge followed two other impairment charges in the first and third quarters of 2009 of $70 million and $25 million, respectively.

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

At December 31, 2010, United had net deferred tax assets of $167 million, including a valuation allowance of $4.54 million related to state tax credits that are expected to expire unused.  Accounting Standards Codification Topic 740, Income Taxes, requires that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard.  United’s management considers both positive and negative evidence and analyzes changes in near-term market conditions as well as other factors which may impact future operating results.  In making such judgments, significant weight is given to evidence that can be objectively verified.  At December 31, 2010, United’s management believes that it is more likely than not that, with the exception of those state tax credits that are expected to expire unused due to a relatively short carryforward period of three years, it will be able to realize its deferred tax benefits through its ability to carry losses forward to future profitable years.  Despite recent losses and the challenging economic environment, United has a history of strong earnings, is well-capitalized, and has cautiously optimistic expectations regarding future taxable income.  The deferred tax assets are analyzed quarterly for changes affecting their ability to be realized, and there can be no guarantee that a valuation allowance will not be necessary in future periods.

Regulatory risk-based capital rules limit the amount of deferred tax assets that a bank or bank holding company can include in Tier 1 capital.  Generally, deferred tax assets that are dependent upon future taxable income are limited to the lesser of: (i) the amount of such deferred tax assets that the bank expects to realize within one year of the calendar quarter-end date, based on its projected future taxable income for that year or (ii) 10% of the amount of the bank’s Tier 1 capital.  In 2009 United had fully utilized its ability to carry losses back to open tax years.  Therefore United’s realization of its deferred tax assets is dependent upon future taxable income.  Accordingly, United has excluded the entire balance of its net deferred tax asset from Tier 1 capital in calculating its risk-based capital ratios.

In February of 2009, the American Recovery and Reinvestment Act amended the Internal Revenue Code to allow eligible small businesses to carry back 2008 net operating losses (“NOL’s”) for a period of three, four or five years, instead of the usual two-year limit.  In November of 2009, the Worker, Homeownership, and Business Assistance Act expanded this treatment to include NOL’s incurred in 2009 and allowed all businesses, not just eligible small businesses, to make the election.  However the election was not available to participants in the U.S. Treasury’s Capital Purchase Program, therefore United was not able to utilize this treatment.

Mergers and Acquisitions

United selectively engages in the evaluation of strategic partnerships.  Mergers and acquisitions present opportunities to enter new markets with an established presence and a capable management team already in place.  United employs certain criteria to ensure that any merger or acquisition candidate meets strategic growth and earnings objectives that will build future franchise value for shareholders.  Additionally, the criteria include ensuring that management of a potential partner shares United’s community banking philosophy of premium service quality and operates in attractive markets with excellent opportunities for further organic growth.  As part of this strategy, United completed one federally assisted acquisition in 2009.  United will continue to evaluate potential transactions as they are presented, including acquisitions of failed banks to the extent we are permitted to bid on them.

On June 19, 2009, UCB purchased substantially all the assets and assumed substantially all the liabilities of Southern Community Bank (“SCB”) from the Federal Deposit Insurance Corporation as Receiver of SCB.  SCB operated five commercial banking branches on the south side of Atlanta in Fayetteville, Peachtree City, Locust Grove and Newnan, Georgia.  The FDIC took SCB under receivership upon SCB’s closure by the Georgia Department of Banking and Finance at the close of business on June 19, 2009.  The transaction resulted in a cash payment of $31 million from the FDIC to UCB.  Further, UCB and the FDIC entered into loss sharing agreements regarding future losses incurred on loans and foreclosed loan collateral existing at June 19, 2009.  Under the terms of the loss sharing agreements, the FDIC will absorb 80 percent of losses and share 80 percent of loss recoveries on the first $109 million of losses, and absorb 95 percent of losses and share in 95 percent of loss recoveries exceeding $109 million.  The term for loss sharing on 1 to 4 family loans is ten years, while the term for loss sharing on all other loans is five years.  As a result of the acquisition, United recorded a gain totaling $11.4 million as a component of fee revenue in the consolidated statement of operations.  The amount of gain is equal to the amount by which the fair value of the assets purchased exceeded the fair value of liabilities assumed.   The results of operations of SCB are included in the consolidated statement of operations from the acquisition date of June 19, 2009.

GAAP Reconciliation and Explanation

This Form 10-K contains non-GAAP financial measures determined by methods other than in accordance with GAAP.  Such non-GAAP financial measures include, among others, the following:  operating revenue, operating expense, operating (loss) income, operating earnings (loss) per share and operating earnings (loss) per diluted share.  Management uses these non-GAAP financial measures because it believes it is useful for evaluating our operations and performance over periods of time, as well as in managing and evaluating our business and in discussions about our operations and performance.  Management believes these non-GAAP financial measures provide users of our financial information with a meaningful measure for assessing our financial results and credit trends, as well as comparison to financial results for prior periods.  These non-GAAP financial measures should not be considered as a substitute for operating results determined in accordance with GAAP and may not be comparable to other similarly titled financial measures used by other companies.  A reconciliation of these operating performance measures to GAAP performance measures is included on the tables on pages 32 and 33.

In 2010, United recorded a non-cash goodwill impairment charge of $211 million in the third quarter.  Also in 2010, United received a partial recovery of $11.8 million, net of recovery costs, in the fourth quarter resulting from fraud losses incurred in 2007 relating to two failed real estate developments near Spruce Pine, North Carolina.  In 2009, United recorded non-cash goodwill impairment charges of $25 million and $70 million during the third and first quarters, respectively.  In addition, United recorded severance costs of $2.9 million during the first quarter of 2009 and a gain on the acquisition of SCB in the amount of $11.4 million during the second quarter of 2009.

Net operating income (loss) excludes the effect of the goodwill impairment charge of $211 million and the $11.8 million fraud loss partial recovery in 2010 and the goodwill impairment charges of $95 million, the $11.4 million gain on acquisition, and the $2.9 million in severance costs in 2009, because management believes that the circumstances leading to those items were isolated, non-recurring events and do not reflect overall trends in United’s earnings and financial performance.  Management believes this non-GAAP net operating income (loss) provides users of United’s financial information with a meaningful measure for assessing United’s financial results and credit trends, as well as comparison to financial results for prior periods.

The following pages contain a reconciliation of net operating income to GAAP net income.

Table 1 - Operating Earnings to GAAP Earnings Reconciliation - Annual
Selected Financial Information
(in thousands, except per share data; taxable equivalent)	2010	2009	2008	2007	2006
Interest revenue reconciliation
Interest revenue - taxable equivalent	$343,123	$404,961	$466,969	$550,917	$446,695
Taxable equivalent adjustment	(2,001)	(2,132)	(2,261)	(1,881)	(1,868)
Interest revenue (GAAP)	$341,122	$402,829	$464,708	$549,036	$444,827
Net interest revenue reconciliation
Net interest revenue - taxable equivalent	$243,052	$245,227	$238,704	$274,483	$237,880
Taxable equivalent adjustment	(2,001)	(2,132)	(2,261)	(1,881)	(1,868)
Net interest revenue (GAAP)	$241,051	$243,095	$236,443	$272,602	$236,012
Provision for loan losses reconciliation
Operating provision for loan losses	$234,750	$310,000	$184,000	$37,600	$14,600
Special fraud-related provision for loan losses and subsequent partial reversal	(11,750)	-	-	18,000	-
Provision for loan losses (GAAP)	$223,000	$310,000	$184,000	$55,600	$14,600
Fee revenue reconciliation
Operating fee revenue	$48,548	$50,964	$46,081	$53,701	$41,671
Gain from acquisition	-	11,390	-	-	-
Fee revenue (GAAP)	$48,548	$62,354	$46,081	$53,701	$41,671
Total revenue reconciliation
Total operating revenue	$56,850	$(13,809)	$100,785	$290,584	$264,951
Taxable equivalent adjustment	(2,001)	(2,132)	(2,261)	(1,881)	(1,868)
Gain from acquisition	-	11,390	-	-	-
Special fraud-related provision for loan losses and subsequent partial reversal	11,750	-	-	(18,000)	-
Total revenue (GAAP)	$66,599	$(4,551)	$98,524	$270,703	$263,083
Expense reconciliation
Operating expense	$288,301	$217,050	$200,335	$181,730	$155,306
Noncash goodwill impairment charge	210,590	95,000	-	-	-
Severance costs	-	2,898	-	-	-
Operating expense (GAAP)	$498,891	$314,948	$200,335	$181,730	$155,306
(Loss) income from continuing operations before taxes reconciliation
Operating (loss) income from continuing operations before taxes	$(231,451)	$(230,859)	$(99,550)	$108,854	$109,645
Taxable equivalent adjustment	(2,001)	(2,132)	(2,261)	(1,881)	(1,868)
Gain from acquisition	-	11,390	-	-	-
Noncash goodwill impairment charge	(210,590)	(95,000)	-	-	-
Severance costs	-	(2,898)	-	-	-
Special fraud-related provision for loan losses and subsequent partial reversal	11,750	-	-	(18,000)	-
(Loss) income from continuing operations before taxes (GAAP)	$(432,292)	$(319,499)	$(101,811)	$88,973	$107,777
Income tax (benefit) expense reconciliation
Operating income tax (benefit) expense	$(88,062)	$(91,754)	$(35,651)	$40,266	$41,249
Taxable equivalent adjustment	(2,001)	(2,132)	(2,261)	(1,881)	(1,868)
Gain from acquisition, tax expense	-	4,328	-	-	-
Severance costs, tax benefit	-	(1,101)	-	-	-
Special fraud-related provision for loan losses and subsequent partial reversal	4,571	-	-	(7,002)	-
Income tax (benefit) expense (GAAP)	$(85,492)	$(90,659)	$(37,912)	$31,383	$39,381
Diluted (loss) earnings from continuing operations per common share reconciliation
Operating (loss) earnings from continuing operations per common share	$(1.62)	$(2.47)	$1.36	$1.47	$1.65
Gain from acquisition	-	.12	-	-	-
Noncash goodwill impairment charge	(2.23)	(1.58)	-	-	-
Severance costs	-	(.03)	-	-	-
Special fraud-related provision for loan losses and subsequent partial reversal	.08	-	-	(.23)	-
(Loss) earnings from continuing operations per common share (GAAP)	$(3.77)	$(3.96)	$1.36	$1.24	$1.65
Book value reconciliation
Tangible book value	$4.76	$6.02	$10.39	$10.94	$10.57
Effect of goodwill and other intangibles	0.08	2.34	6.56	6.79	3.80
Book value (GAAP)	$4.84	$8.36	$16.95	$17.73	$14.37
Efficiency ratio from continuing operations reconciliation
Operating efficiency ratio from continuing operations	98.98%	73.97%	70.00%	55.53%	55.30%
Gain from acquisition	-	(2.77)	-	-	-
Noncash goodwill impairment charge	72.29	31.17	-	-	-
Severance costs	-	.95	-	-	-
Efficiency ratio from continuing operations (GAAP)	171.27%	103.32%	70.00%	55.53%	55.30%
Average equity to assets reconciliation
Tangible common equity to assets	6.80%	6.15%	6.57%	6.63%	6.32%
Effect of preferred equity	2.35	2.18	.10	-	-
Tangible equity to assets	9.15	8.33	6.67	6.63	6.32
Effect of goodwill and other intangibles	1.86	2.79	3.55	2.98	1.74
Equity to assets (GAAP)	11.01%	11.12%	10.22%	9.61%	8.06%
Actual tangible common equity to risk-weighted assets reconciliation
Tangible common equity to risk-weighted assets	9.05%	10.39%	8.34%	8.21%	8.09%
Effect of other comprehensive income	(.62)	(.87)	(.91)	(.23)	.07
Effect of deferred tax limitation	(3.34)	(1.27)	-	-	-
Effect of trust preferred	1.06	.97	.88	.65	.81
Effect of preferred equity	3.52	3.19	2.90	-	.01
Tier I capital ratio (Regulatory)	9.67%	12.41%	11.21%	8.63%	8.98%
Net charge-offs reconciliation
Operating net charge-offs	$215,657	$276,669	$151,152	$21,834	$5,524
Fraud related charge-offs and subsequent partial recovery	(11,750)	-	-	18,000	-
Net charge-offs (GAAP)	$203,907	$276,669	$151,152	$39,834	$5,524
Net charge-offs to average loans reconciliation
Operating net charge-offs to average loans	4.42%	5.03%	2.57%	.38%	.12%
Effect of fraud related charge offs and subsequent partial recovery	(.25)	-	-	.31	-
Net charge-offs to average loans (GAAP)	4.17%	5.03%	2.57%	.69%	.12%

Table 1 (Continued) - Operating Earnings to GAAP Earnings Reconciliation - Quarterly
Selected Financial Information
	2010				2009
(in thousands, except per share	Fourth	Third	Second	First	Fourth	Third	Second	First
data; taxable equivalent)	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Interest revenue reconciliation
Interest revenue - taxable equivalent	$81,215	$84,360	$87,699	$89,849	$97,481	$101,181	$102,737	$103,562
Taxable equivalent adjustment	(497)	(511)	(500)	(493)	(601)	(580)	(463)	(488)
Interest revenue (GAAP)	$80,718	$83,849	$87,199	$89,356	$96,880	$100,601	$102,274	$103,074

Net interest revenue reconciliation
Net interest revenue - taxable equivalent	$60,132	$60,014	$61,627	$61,279	$63,929	$63,004	$60,882	$57,412
Taxable equivalent adjustment	(497)	(511)	(500)	(493)	(601)	(580)	(463)	(488)
Net interest revenue (GAAP)	$59,635	$59,503	$61,127	$60,786	$63,328	$62,424	$60,419	$56,924

Provision for loan losses reconciliation
Operating provision for loan losses	$47,750	$50,500	$61,500	$75,000	$90,000	$95,000	$60,000	$65,000
Partial reversal of special fraud-related provision for loan losses	(11,750)	-	-	-	-	-	-	-
Provision for loan losses (GAAP)	$36,000	$50,500	$61,500	$75,000	$90,000	$95,000	$60,000	$65,000
Fee revenue reconciliation
Operating fee revenue	$12,442	$12,861	$11,579	$11,666	$14,447	$13,389	$11,305	$11,823
Gain from acquisition	-	-	-	-	-	-	11,390	-
Fee revenue (GAAP)	$12,442	$12,861	$11,579	$11,666	$14,447	$13,389	$22,695	$11,823

Total revenue reconciliation
Total operating revenue	$24,824	$22,375	$11,706	$(2,055)	$(11,624)	$(18,607)	$12,187	$4,235
Taxable equivalent adjustment	(497)	(511)	(500)	(493)	(601)	(580)	(463)	(488)
Gain from acquisition	-	-	-	-	-	-	11,390	-
Partial reversal of special fraud-related provision for loan losses	11,750	-	-	-	-	-	-	-
Total revenue (GAAP)	$36,077	$21,864	$11,206	$(2,548)	$(12,225)	$(19,187)	$23,114	$3,747

Expense reconciliation
Operating expense	$64,918	$64,906	$103,657	$54,820	$60,126	$51,426	$53,710	$51,788
Noncash goodwill impairment charge	-	210,590	-	-	-	25,000	-	70,000
Severance costs	-	-	-	-	-	-	-	2,898
Operating expense (GAAP)	$64,918	$275,496	$103,657	$54,820	$60,126	$76,426	$53,710	$124,686

Loss from continuing operations before taxes reconciliation
Operating loss from continuing operations before taxes	$(40,094)	$(42,531)	$(91,951)	$(56,875)	$(71,750)	$(70,033)	$(41,523)	$(47,553)
Taxable equivalent adjustment	(497)	(511)	(500)	(493)	(601)	(580)	(463)	(488)
Gain from acquisition	-	-	-	-	-	-	11,390	-
Noncash goodwill impairment charge	-	(210,590)	-	-	-	(25,000)	-	(70,000)
Severance costs	-	-	-	-	-	-	-	(2,898)
Partial reversal of special fraud-related provision for loan losses	11,750	-	-	-	-	-	-	-
Loss from continuing operations before taxes (GAAP)	$(28,841)	$(253,632)	$(92,451)	$(57,368)	$(72,351)	$(95,613)	$(30,596)	$(120,939)

Income tax benefit reconciliation
Operating income tax benefit	$(16,520)	$(16,706)	$(32,419)	$(22,417)	$(31,687)	$(26,252)	$(18,394)	$(15,421)
Taxable equivalent adjustment	(497)	(511)	(500)	(493)	(601)	(580)	(463)	(488)
Gain from acquisition, tax expense	-	-	-	-	-	-	4,328	-
Severance costs, tax benefit	-	-	-	-	-	-	-	(1,101)
Partial reversal of special fraud-related provision for loan losses, tax expense	4,571	-	-	-	-	-	-	-
Income tax benefit (GAAP)	$(12,446)	$(17,217)	$(32,919)	$(22,910)	$(32,288)	$(26,832)	$(14,529)	$(17,010)

Diluted loss from continuing operations per common share reconciliation
Diluted operating loss from continuing operations per common share	$(.28)	$(.30)	$(.66)	$(.39)	$(.45)	$(.93)	$(.53)	$(.72)
Gain from acquisition	-	-	-	-	-	-	.15	-
Noncash goodwill impairment charge	-	(2.22)	-	-	-	(.50)	-	(1.45)
Severance costs	-	-	-	-	-	-	-	(.03)
Partial reversal of special fraud-related provision for loan losses	.08	-	-	-	-	-	-	-
Diluted loss from continuing operations per common share (GAAP)	$(.20)	$(2.52)	$(.66)	$(.39)	$(.45)	$(1.43)	$(.38)	$(2.20)

Book value reconciliation
Tangible book value	$4.76	$5.05	$5.39	$5.62	$6.02	$6.50	$8.85	$9.65
Effect of goodwill and other intangibles	.08	.09	2.32	2.33	2.34	2.35	5.02	5.05
Book value (GAAP)	$4.84	$5.14	$7.71	$7.95	$8.36	$8.85	$13.87	$14.70

Efficiency ratio from continuing operations reconciliation
Operating efficiency ratio from continuing operations	89.45%	89.38%	141.60%	75.22%	78.74%	68.35%	73.68%	75.13%
Gain from acquisition	-	-	-	-	-	-	(9.96)	-
Noncash goodwill impairment charge	-	290.00	-	-	-	33.22	-	101.55
Severance costs	-	-	-	-	-	-	-	4.20
Efficiency ratio from continuing operations (GAAP)	89.45%	379.38%	141.60%	75.22%	78.74%	101.57%	63.72%	180.88%

Average equity to assets reconciliation
Tangible common equity to assets	6.35%	6.78%	6.91%	7.13%	7.37%	5.36%	5.77%	6.09%
Effect of preferred equity	2.40	2.41	2.35	2.26	2.16	2.19	2.19	2.15
Tangible equity to assets	8.75	9.19	9.26	9.39	9.53	7.55	7.96	8.24
Effect of goodwill and other intangibles	.10	2.18	2.58	2.51	2.41	2.72	2.75	3.32
Equity to assets (GAAP)	8.85%	11.37%	11.84%	11.90%	11.94%	10.27%	10.71%	11.56%

Actual tangible common equity to risk-weighted assets reconciliation
Tangible common equity to risk-weighted assets	9.05%	9.60%	9.97%	10.03%	10.39%	10.67%	7.49%	8.03%
Effect of other comprehensive income	(.62)	(.81)	(.87)	(.85)	(.87)	(.90)	(.72)	(1.00)
Effect of deferred tax limitation	(3.34)	(2.94)	(2.47)	(1.75)	(1.27)	(.58)	(.22)	-
Effect of trust preferred	1.06	1.06	1.03	1.00	.97	.92	.90	.89
Effect of preferred equity	3.52	3.51	3.41	3.29	3.19	3.04	2.99	2.96
Tier I capital ratio (Regulatory)	9.67%	10.42%	11.07%	11.72%	12.41%	13.15%	10.44%	10.88%

Net charge-offs reconciliation
Operating net charge-offs	$47,668	$49,998	$61,323	$56,668	$84,585	$90,491	$58,312	$43,281
Fraud related charge-offs and subsequent partial recovery	(11,750)	-	-	-	-	-	-	-
Net charge-offs (GAAP)	$35,918	$49,998	$61,323	$56,668	$84,585	$90,491	$58,312	$43,281

Net charge-offs to average loans reconciliation
Operating net charge-offs to average loans	4.03%	4.12%	4.98%	4.51%	6.37%	6.57%	4.18%	3.09%
Effect of fraud related charge offs and subsequent partial recovery	(1.00)	-	-	-	-	-	-	-
Net charge-offs to average loans (GAAP)	3.03%	4.12%	4.98%	4.51%	6.37%	6.57%	4.18%	3.09%

Discontinued Operations

Effective March 31, 2010, United sold its Brintech subsidiary.  As a result, the operations of Brintech are being accounted for as a discontinued operation.  All revenue, including the gain from the sale, expenses and income taxes relating to Brintech have been deconsolidated from the consolidated statement of operations and are presented on one line titled “(Loss) income from discontinued operations” for all periods presented.  Because Brintech’s assets, liabilities and cash flows were not material to the consolidated balance sheet and statement of cash flows, no such adjustments have been made to those financial statements.

Transaction with Fletcher International

The current banking environment, particularly within the Southeast and United’s footprint, has left many financial institutions with a surplus of foreclosed real estate and nonperforming loans, particularly residential construction.  Disposing of these nonperforming assets has become increasingly challenging in this environment as those involved in the business of buying, developing and selling real estate – the typical purchasers of foreclosed properties – have themselves been negatively impacted by the housing market and therefore lack the ability to purchase surplus real estate.  The build-up of residential construction inventory and lack of buyers, especially in the non-Atlanta markets, has created an imbalance between supply and demand that has sent prices spiraling downward.  As a result, most dispositions of problem assets have occurred only by pricing properties at substantial discounts and incurring significant losses which results in a reduction of capital.

The challenge in this environment is to find ways to sell a large quantity of nonperforming assets without significantly reducing capital.  The transaction with Fletcher International Inc. (“Fletcher Inc.”) and Fletcher International Ltd (“Fletcher Ltd”, together with Fletcher Inc. and their affiliates, “Fletcher”) accomplished that objective by combining the sale of nonperforming assets with the issuance of equity instruments.  Although the transaction with Fletcher is described in more detail below, in essence, Fletcher agreed to acquire certain of United’s more illiquid nonperforming assets and received equity instruments that include a warrant to purchase common stock and the right to purchase convertible preferred stock with an additional warrant to purchase common stock.  All of the assets and equity instruments transferred in the transaction were transferred at fair value, which resulted in the recognition of a loss in the consolidated financial statements.  The transaction had a slight positive impact on total capital, since the equity instruments exchanged in the transaction increased shareholders’ equity which more than offset the after-tax loss on the transaction.

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

	Valuation Approach	Fair Value Heirarchy	Fair Value
Warrants Issued / Assets Transferred to Fletcher at Fair Value:
Warrant to purchase $30 million in common stock at $4.25 per share	Black-Scholes	Level 3	$17,577	(1)
Option to purchase convertible preferred stock and warrant	Monte-Carlo Simulation	Level 3	22,236	(2)
Fair value of equity instruments recognized in capital surplus			39,813
Foreclosed properties transferred under Asset Purchase Agreement	Appraised Value	Level 2	33,434	(3)
Nonperforming loans transferred under Asset Purchase Agreement	Collateral Appraised Value	Level 2	69,655	(3)
Total nonperforming assets transferred			103,089
Total value of assets and equity instruments transferred			142,902

Cash and Notes Receivable Received in Exchange at Fair Value:
Cash down payment received from asset sale	NA	NA	20,618
Notes receivable (par value $82,471, net of $4,531 discount)	Discounted Cash Flows	Level 3	77,940	(4)
Total value of cash and notes receivable received			98,558

Fair value of assets and equity instruments transferred in excess of cash and notes received			44,344
Transaction fees			1,005
Loss recognized on Fletcher transaction			45,349

Tax benefit			(15,367)
After tax loss			$29,982

Notes

(1)
The $17.6 million value of the $30 million warrant was determined as of April 1, 2010, the date the terms were agreed to and signed.  The following modeling assumptions were used:  dividend yield - 0%; risk-free interest rate - 3.89%; current stock price - $4.77; term - 9 years; and volatility - 33%.  Although most of the modeling assumptions were based on observable data, because of the subjectivity involved in estimating expected volatility, the valuation is considered Level 3.

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

Results of Operations

The remainder of this financial discussion focuses on operating earnings, which excludes the goodwill impairment charge and partial fraud loss recovery in 2010, the goodwill impairment charges, gain on acquisition and severance costs in 2009, and the fraud-related provision in 2007, except for the discussion of income taxes.  Operating and GAAP earnings were the same in 2008 and 2006.  For additional information on operating earnings measures, refer to the preceding section on “Non-GAAP Financial Measures.”

United reported a net operating loss from continuing operations of $143 million for the twelve months ended December 31, 2010, which included the $30.0 million after-tax loss related to the Fletcher transaction and excluded the $211 million goodwill impairment charge as well as the partial fraud loss recovery of $7.18 million, after tax.  This compared to a net operating loss from continuing operations of $139 million for the same period in 2009, which excluded the $7.06 million gain on acquisition, net of tax; non-cash goodwill impairment charges of $95 million; and non-recurring severance costs of $1.8 million. The net loss for the year ended 2010, which included discontinued operations, goodwill impairment and the partial loss recovery was $346 million.  Including discontinued operations, the gain on acquisition, goodwill impairment charges and severance costs, net loss was $228 million for the year ended December 31, 2009.  Diluted operating loss from continuing operations per share for the twelve months ended December 31, 2010 was $1.62, of which the loss on the sale of nonperforming assets to Fletcher represented $.32.  This compared to diluted operating loss per share from continuing operations of $2.47 for the same period in 2009.  The diluted operating loss per share from continuing operations for the year ended December 31, 2010 excluded $2.23 in loss related to the third quarter goodwill impairment charge and $.08 in gain related to the partial recovery.  The diluted operating loss per share for the year ended December 31, 2009 excluded $.12 in earnings per share related to the gain on acquisition and $1.58 and $.03 in loss per share related to the goodwill impairment charges and severance costs, respectively. The 2010 and 2009 net operating loss from continuing operations reflect elevated foreclosed property costs related to the continuing effect of the challenging economic environment and the weak residential construction and housing markets.

Net Interest Revenue (Taxable Equivalent)

Net interest revenue (the difference between the interest earned on assets and the interest paid on deposits and other liabilities) is the single largest component of United’s revenue.  United actively manages this revenue source to provide optimal levels of revenue while balancing interest rate, credit, and liquidity risks.  Taxable equivalent net interest revenue totaled $243 million in 2010, a decrease of $2.18 million, or less than 1%, from the level recorded in 2009.  Taxable equivalent net interest revenue for 2009 increased $6.52 million, or 3%, from the 2008 level.  The decrease in net interest revenue for 2010 compared to 2009 was due primarily to lower levels of interest earning assets. United continued its focus on loan and deposit pricing, in an effort to maintain a steady level of net interest revenue, despite continuing attrition in the loan portfolio and few attractive investment opportunities in the securities portfolio.

The average yield on loans decreased 20 basis points reflecting the continuing effect of the low interest rate environment and the higher level of nonperforming loans.  Average loans decreased $587 million in 2010, or 11%, from 2009.  The decrease in the loan portfolio was throughout United’s footprint and was a result of the slowdown in the housing market.  At December 31, 2010, period end loan balances in the Atlanta MSA, north Georgia, coastal Georgia, the Gainesville MSA and western North Carolina, were down $125 million, $195 million, $71 million, $78 million and $70 million, respectively, compared to December 31, 2009.  Loan charge-offs, foreclosure activity and management’s efforts to rebalance the loan portfolio by reducing the concentration of residential construction loans have all contributed to declining loan balances.  While loan balances have declined, United continues to make new loans.  During 2010, United made $320 million in new loans, excluding loans made to Fletcher International to finance the sale of nonperforming assets in the second quarter of 2010, primarily commercial and small business loans in the Atlanta MSA and north Georgia.

Average interest-earning assets for the year decreased $642 million, or 9%, from 2009.  Decreases of $587 million in average loans and $203 million in the investment securities portfolio were partially offset by a $148 million increase in other interest earning assets.  Loan demand has been weak due to the poor economy and management’s efforts to reduce United’s exposure to residential construction loans.  The increase in other interest earning assets was due to purchases of short-term commercial paper and bank certificates of deposit, in an effort to invest funds raised through deposit gathering activities while maintaining higher than normal levels of liquidity.  Average interest bearing liabilities in 2010 decreased $620 million, or 9%, from the prior year due to the rolling off of higher-cost certificates of deposit and the maturity / prepayment of Federal Home Loan Bank advances, as funding needs decreased.  The average yield on interest-earning assets for 2010 was 5.03% down 40 basis points from 5.43% in 2009, primarily due to lower interest rates on United’s loans and investments and the shift in interest-earning asset mix to low yielding short-term commercial paper.  Partially offsetting the trend of higher nonperforming loan levels, the transaction with Fletcher in the second quarter of 2010, replaced approximately $70 million of nonperforming loans from United’s portfolio with a performing loan to Fletcher.

The average cost of interest bearing liabilities for the year ended December 31, 2010, was 1.68% compared to 2.43% for the same period in 2009, reflecting United’s concerted efforts to reduce deposit pricing.  Also contributing to the overall lower rate on interest bearing liabilities was a shift in the mix of deposits away from more expensive time deposits toward lower-rate transaction deposits.  United’s shrinking balance sheet also permitted the reduction of more expensive wholesale borrowings.

The banking industry uses two key ratios to measure relative profitability of net interest revenue - the net interest spread and the net interest margin.  The net interest spread measures the difference between the average yield on interest earning assets and the average rate paid on interest bearing liabilities.  The interest rate spread eliminates the effect of non-interest-bearing deposits and other non-interest bearing funding sources and gives a direct perspective on the effect of market interest rate movements.  The net interest margin is an indication of the profitability of a company’s overall balance sheet management activities and is defined as net interest revenue as a percentage of total average interest earning assets, which includes the positive effect of funding a portion of interest earning assets with customers’ non-interest bearing deposits and with shareholders’ equity.

For 2010, 2009 and 2008, United’s net interest spread was 3.35%, 3.00%, and 2.81%, respectively, while the net interest margin was 3.56%, 3.29%, and 3.18%, respectively. The improving net interest margin reflected management’s efforts to maximize earnings by focusing on loan and deposit pricing.  United intensified its focus on loan pricing to ensure it was being adequately compensated for the credit risk it was taking.  Both the net interest margin and net interest spread expanded in 2009 and 2010 after falling in 2008.  The 2008 decline in both measures was due to aggressive competitive pricing for deposits as banks, including United, struggled to build and maintain liquidity.  Also contributing to the decline were the impacts of the prime interest rate decreasing 400 basis points throughout the year on United’s asset-sensitive balance sheet and the higher levels of nonperforming assets.  Competition for liquidity via deposits kept retail certificate of deposit rates relatively high while short-term market rates were falling.  Competition for liquidity sources eased in the fourth quarter of 2008 allowing United the ability to reduce deposit pricing while maintaining sufficient liquidity.  This trend continued through 2010, allowing United to maintain higher than normal levels of liquidity while continuing to improve the net interest margin.  The combined effect of lower deposit pricing and wider credit spreads and floors on loans resulted in a 27 basis point increase in the net interest margin from 2009 to 2010 and an 11 basis point increase from 2008 to 2009.

The following table shows the relationship between interest revenue and interest expense and the average balances of interest-earning assets and interest-bearing liabilities.

Table 2 - Average Consolidated Balance Sheet and Net Interest Margin Analysis
For the Years Ended December 31,
(In thousands, taxable equivalent)

	2010			2009			2008
	Average		Avg.	Average		Avg.	Average		Avg.
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest-earning assets:
Loans (1)(2)	$4,960,805	$278,149	5.61%	$5,547,915	$322,284	5.81%	$5,890,889	$386,132	6.55%
Taxable securities (3)	1,425,322	58,821	4.13	1,626,032	76,048	4.68	1,455,206	74,405	5.11
Tax-exempt securities (1)(3)	27,827	1,860	6.68	30,460	2,164	7.10	33,830	2,406	7.11
Federal funds sold and other interest-earning assets	408,359	4,293	1.05	260,232	4,465	1.72	124,261	4,026	3.24
Total interest-earning assets	6,822,313	343,123	5.03	7,464,639	404,961	5.43	7,504,186	466,969	6.22
Non-interest-earning assets:
Allowance for loan losses	(190,227)			(146,535)			(97,385)
Cash and due from banks	106,582			105,127			131,778
Premises and equipment	180,379			180,381			180,857
Other assets (3)	706,586			665,775			579,894
Total assets	$7,625,633			$8,269,387			$8,299,330

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW	$1,360,729	$6,966	.51	$1,297,139	$11,023	.85	$1,491,419	$28,626	1.92
Money market	780,982	7,552	.97	589,389	9,545	1.62	426,988	10,643	2.49
Savings deposits	184,479	331	.18	177,410	483	.27	182,067	764	.42
Time deposits less than $100,000	1,581,750	30,260	1.91	1,891,774	56,811	3.00	1,724,036	71,844	4.17
Time deposits greater than $100,000	1,084,967	23,114	2.13	1,306,302	42,518	3.25	1,457,397	62,888	4.32
Brokered deposits	610,483	13,509	2.21	756,122	20,997	2.78	565,111	23,536	4.16
Total interest-bearing deposits	5,603,390	81,732	1.46	6,018,136	141,377	2.35	5,847,018	198,301	3.39
Federal funds purchased, repurchase agreeements, & other short-term borrowings	103,479	4,235	4.09	177,589	2,842	1.60	324,634	7,699	2.37
Federal Home Loan Bank advances	90,137	3,355	3.72	220,468	4,622	2.10	410,605	13,026	3.17
Long-term debt	150,107	10,749	7.16	150,604	10,893	7.23	120,442	9,239	7.67
Total borrowed funds	343,723	18,339	5.34	548,661	18,357	3.35	855,681	29,964	3.50
Total interest-bearing liabilities	5,947,113	100,071	1.68	6,566,797	159,734	2.43	6,702,699	228,265	3.41
Non-interest-bearing liabilities:
Non-interest-bearing deposits	769,395			694,469			677,439
Other liabilities	69,367			88,490			68,766
Total liabilities	6,785,875			7,349,756			7,448,904
Shareholders’ equity	839,758			919,631			850,426
Total liabilities and shareholders’ equity	$7,625,633			$8,269,387			$8,299,330
Net interest revenue		$243,052			$245,227			$238,704
Net interest-rate spread			3.35%			3.00%			2.81%
Net interest margin (4)			3.56%			3.29%			3.18%

(1)
Interest revenue on tax-exempt securities and loans has been increased to reflect comparable interest on taxable securities and loans. The rate used was 39%, reflecting the statutory federal rate and the federal tax adjusted state tax rate.

(2)	Included in the average balance of loans outstanding are loans where the accrual of interest has been discontinued.

(3)
Securities available for sale are shown at amortized cost. Pretax unrealized gains of $43.2 million, $15.3 million and $3.3 million in 2010, 2009 and 2008, resepectively are included in other assets for purposes of this presentation.

(4)	Net interest margin is taxable equivalent net-interest revenue divided by average interest-earning assets.

The following table shows the relative effect on net interest revenue of changes in the average outstanding balances (volume) of earning assets and interest bearing liabilities and the rates earned and paid by United on such assets and liabilities.

Table 3 - Change in Interest Revenue and Interest Expense (in thousands, taxable equivalent)
	2010 Compared to 2009			2009 Compared to 2008
	Increase (decrease)			Increase (decrease)
	due to changes in			due to changes in
	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Loans	$(33,213)	$(10,922)	$(44,135)	$(21,615)	$(42,233)	$(63,848)
Taxable securities	(8,822)	(8,405)	(17,227)	8,303	(6,660)	1,643
Tax-exempt securities	(180)	(124)	(304)	(239)	(3)	(242)
Federal funds sold and other interest-earning assets	1,956	(2,128)	(172)	2,956	(2,517)	439
Total interest-earning assets	(40,259)	(21,579)	(61,838)	(10,595)	(51,413)	(62,008)

Interest-bearing liabilities:
Interest-bearing deposits:
NOW	517	(4,574)	(4,057)	(3,335)	(14,268)	(17,603)
Money Market	2,545	(4,538)	(1,993)	3,310	(4,408)	(1,098)
Savings deposits	19	(171)	(152)	(19)	(262)	(281)
Time deposits less than $100,000	(8,259)	(18,292)	(26,551)	6,486	(21,519)	(15,033)
Time deposits greater than $100,000	(6,385)	(13,019)	(19,404)	(6,045)	(14,325)	(20,370)
Brokered deposits	(3,644)	(3,844)	(7,488)	6,620	(9,159)	(2,539)
Total interest-bearing deposits	(15,207)	(44,438)	(59,645)	7,017	(63,941)	(56,924)
Federal funds purchased, repurchase agreements & other short-term borrowings	(1,576)	2,969	1,393	(2,827)	(2,030)	(4,857)
Federal Home Loan Bank advances	(3,649)	2,382	(1,267)	(4,851)	(3,553)	(8,404)
Long-term debt	(36)	(108)	(144)	2,206	(552)	1,654
Total borrowed funds	(5,261)	5,243	(18)	(5,472)	(6,135)	(11,607)
Total interest-bearing liabilities	(20,468)	(39,195)	(59,663)	1,545	(70,076)	(68,531)

Increase in net interest revenue	$(19,791)	$17,616	$(2,175)	$(12,140)	$18,663	$6,523

Any variance attributable jointly to volume and rate changes is allocated to the volume and rate variance in proportion to the relationship of the absolute dollar amount of the change in each.

Provision for Loan Losses

The provision for loan losses is based on management’s evaluation of losses inherent in the loan portfolio and corresponding analysis of the allowance for loan losses at quarter-end.  The operating provision for loan losses was $235 million in 2010, compared with $310 million in 2009, and $184 million in 2008.  The 2010 operating provision is $11.8 million higher than the GAAP provision for loan losses which includes the partial recovery of the fraud loss provision recorded in 2007.  As an annualized percentage of average outstanding loans, the operating provision was 4.81%, 5.64% and 3.12%, respectively, in 2010, 2009 and 2008.  The amount of provision recorded in each year was the amount required such that the total allowance for loan losses reflected, in the estimation of management, the appropriate balance, and was appropriate to cover inherent losses in the loan portfolio.  In 2010, the level of the allowance leveled off as charge-off levels began to decline from the high level in 2009.  This resulted in a lower operating provision for loan losses in 2010 than 2009.  While nonperforming assets remained well above historical levels throughout 2010 reflecting the ongoing weakness in the economy in general and the weak housing market in particular, improving trends began to emerge with net charge-offs and nonperforming assets both falling below the level in 2009.  The operating ratio of net loan charge-offs to average outstanding loans for 2010 was 4.42%, excluding the $11.8 million partial recovery, compared with 5.03% for 2009, and 2.57% for 2008.

As the residential construction and housing markets have struggled, it has been difficult for many builders and developers to obtain cash flow from selling lots and houses needed to service debt.  This deterioration of the residential construction and housing market was the primary factor that resulted in higher credit losses and an increase in nonperforming assets over the last two years.  Although a majority of the loan charge-offs have been within the residential construction and development portion of the portfolio, credit quality deterioration has migrated to other loan categories as unemployment levels have remained high throughout United’s markets.  Additional discussion on credit quality and the allowance for loan losses is included in the “Asset Quality and Risk Elements” and “Critical Accounting Polices” sections of this report, as well as Note 1 to the consolidated financial statements.

Fee Revenue

Operating fee revenue from continuing operations was $48.5 million in 2010, compared with $51.0 million in 2009 and $46.1 million in 2008.  Operating fee revenue excludes the $11.4 million bargain purchase gain from the acquisition of SCB in 2009.  Including the gain on acquisition in 2009, fee revenue from continuing operations was $62.4 million for the year ended December 31, 2009.  Fee revenue from continuing operations excludes consulting fees earned by United’s Brintech subsidiary which was sold on March 31, 2010.  All periods are presented on a continuing operations basis.

The following table presents the components of fee revenue.

Table 4 - Fee Revenue From Continuing Operations
For the Years Ended December 31,
(in thousands)				Change
	2010	2009	2008	2010-2009
Service charges and fees	$30,127	$30,986	$31,683	(3)%
Mortgage loan and related fees	7,019	8,959	7,103	(22)
Brokerage fees	2,662	2,085	3,457	28
Securities gains, net	2,552	2,756	1,315
Losses on prepayment of borrowings	(2,233)	-	(2,714)
Other	8,421	6,178	5,237	36
Total fee revenue before gain from acquisition	48,548	50,964	46,081	(5)
Gain from acquisition	-	11,390	-
Total fee revenue	$48,548	$62,354	$46,081	(22)

Service charges and fees of $30.1 million were down $859,000, or 3%, from 2009.  The decrease was primarily due to lower overdraft fees resulting from decreased utilization of our courtesy overdraft services.  Overdraft fees fell in the third and fourth quarters of 2010 with the recent changes to Regulation E, requiring customers to opt in to such services.  Overdraft and non-sufficient funds charges decreased $1.83 million from 2009.  This decrease was partially offset by an increase in ATM and debit card fees of $1.04 million from 2009.

Mortgage loan and related fees of $7.02 million were down $1.94 million, or 22%, from 2009.  In 2009, refinancing activity reached record levels due to historically low mortgage interest rates.  In 2010, United closed 2,033 mortgage loans totaling $325 million compared with 3,166 loans totaling $524 million in 2009.  Substantially all these originated residential mortgages were sold into the secondary market, including the right to service the loans.

Brokerage fees of $2.66 million increased $577,000, or 28%, from 2009.  The increase in brokerage fees was due to improving market conditions from those in 2009.  Additionally, a portion of United’s brokerage fee revenue is derived from the value of assets under management which increased with the overall improvement in the market, further contributing to the increased revenue.

United incurred net securities gains of $2.55 million and $2.76 million during 2010 and 2009, respectively.  The 2010 net gain included $950,000 in impairment charges in the first quarter of 2010, on trust preferred securities of a bank whose financial condition had deteriorated. The impairment charges were more than offset by gains from securities sales.  In 2010, the net securities gains were also offset by losses resulting from the prepayment of FHLB advances, which were part of the same balance sheet management activities. The net securities gains in 2009 included $1.24 million in impairment charges on equity and trust preferred securities investments in banks that failed during the year.  In 2009, United sold mortgage-backed securities in an effort to reposition the securities portfolio in anticipation of rising interest rates.  The proceeds from the sales were reinvested in U.S. Government Agency bonds to avoid extension risk when interest rates rise.

Other fee revenue of $8.42 million increased $2.24 million, or 36%, from 2009.  The increase was primarily due to ineffectiveness of United’s cash flow and fair value hedges.  During 2010, United recognized $1.59 million in income from hedge ineffectiveness compared with $172,000 in 2009.  Most of the hedge ineffectiveness in 2010 was due to the acceleration of deferred gains from terminated cash flow hedging positions due to missed forecasted transactions.

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

Operating Expense

The following table presents the components of operating expenses.  This table is presented to reflect Brintech as a discontinued operation, and accordingly, operating expenses associated with Brintech have been excluded from the table for all periods presented.

Table 5 - Operating Expenses From Continuing Operations
For the Years Ended December 31,
(in thousands)				Change
	2010	2009	2008	2010-2009
Salaries and employee benefits	$96,618	$101,568	$104,056	(5)%
Communications and equipment	13,781	14,676	15,139	(6)
Occupancy	15,394	15,653	14,862	(2)
Advertising and public relations	4,625	3,950	5,695	17
Postage, printing and supplies	4,072	5,040	6,243	(19)
Professional fees	9,254	11,480	9,191	(19)
Foreclosed property - foreclosure and carrying costs	16,381	14,484	6,693	13
Foreclosed property - writedowns and losses from sales	49,325	17,881	12,417	176
FDIC assessments and other regulatory charges	13,747	16,004	6,020	(14)
Amortization of intangibles	3,160	3,104	3,009	2
Other	16,594	13,210	17,010	26
	242,952	217,050	200,335	12
Loss on sale of nonperforming assets	45,349	-	-
Operating expenses, before nonrecurring items	288,301	217,050	200,335
Goodwill impairment charges	210,590	95,000	-
Severance cost	-	2,898	-
Total operating expenses	$498,891	$314,948	$200,335	58

Operating expenses excluding non-operating items and the loss from the sale of nonperforming assets to Fletcher International were $243 million in 2010 as compared to $217 million in 2009 and $200 million in 2008.  Non-recurring charges in 2010 include $211 million for goodwill impairment.  Non-recurring charges in 2009 include $95 million for goodwill impairment and $2.90 million in severance costs relating to a reduction in force.  The $45.3 million loss on the sale of nonperforming assets to Fletcher was incurred during the second quarter of 2010.  Although the loss from the bulk sale of nonperforming assets resulted from an isolated event, because disposition of nonperforming assets is considered an operating activity, it is not excluded from operating expenses as a non-recurring item, but has been separated to make trend comparisons more meaningful.  Including the loss on sale of nonperforming assets and those non-recurring charges, operating expenses for 2010 and 2009 were $499 million and $315 million, respectively.

Salaries and employee benefits expense for 2010 was $96.6 million, a decrease of $4.95 million, or 5%, from 2009.  The decrease was due to a number of factors including lower equity compensation expense as United did not grant annual equity compensation awards in 2010 and lower salaries and benefits resulting from a decrease in headcount.  Headcount totaled 1,817 at December 31, 2010 compared to 1,818 at December 31, 2009, which excludes 40 employees of Brintech, Inc.  Although headcount at the end of 2010 was nearly identical to the end of 2009, United began 2009 with 1,956 employees, excluding 38 employees of Brintech, prior to the reduction in force, most of which occurred in the first quarter of 2009.

Communication and equipment expense for 2010 was $13.8 million, which was down $895,000, or 6%, from 2009.  United was able to keep expenses flat despite the additional expenses associated with the acquisition of SCB in 2009 due to upgrades in technology in previous years.

Advertising and public relations expense for 2010 was $4.63 million, an increase of $675,000, or 17%, from 2009.  The increase was primarily related to advertising campaigns and promotions aimed at increasing core transaction deposits through United’s “Strong Bank, Strong Service” and “Number One in Customer Satisfaction” marketing initiatives, which have been successful in adding $291 million in core transaction deposits in the past twelve months.

Postage, printing and supplies expense for 2010 was $4.07 million, a decrease of $968,000, or 19%, from 2009.  Much of the decrease was due to lower courier expense due to the use of remote deposit capture technology in branch locations to eliminate the need to courier items to be processed between branch locations and item processing centers.  United also continues to promote the use of electronic statements which has resulted in decreasing postage charges.

Professional fees were $9.25 million for 2010, a decrease of $2.23 million, or 19%, from 2009.  During the first quarter of 2009, United was engaged in a project to improve operational efficiency and to reduce operating expenses.  Consulting services related to that project were performed by Brintech, a wholly-owned subsidiary at the time.  Since the table above is presented with Brintech as a discontinued operation, the fees charged by Brintech for those services are no longer eliminated in this table and our consolidated statement of operations and are therefore reflected in professional fees for the year ended December 31, 2009.  Lower legal fees in 2010 for credit-related work also contributed to the decrease in professional fees.

Total foreclosed property expense for 2010 was $65.7 million, an increase of $33.3 million from 2009. Foreclosed property expenses have remained elevated throughout the weak economic cycle. The foreclosure and carrying costs category includes legal fees, property taxes, marketing costs, utility services, maintenance and repair charges, while the write downs and losses from sales includes realized losses and write-downs resulting from decreases in property values. Realized losses and write-downs totaled $49.3 million for the year ended December 31, 2010, compared to $17.9 million for 2009. Expenses related to foreclosed properties have risen with the increase in the number of foreclosed properties.

FDIC assessments and other regulatory charges expense for 2010 was $13.7 million, a decrease of $2.26 million from 2009, reflecting a $3.8 million special assessment charged to all depository institutions in 2009.  Absent the one time assessment in 2009, FDIC premiums increased in 2010 due to an increase in United’s assessment rate.  In the fourth quarter of 2009, the FDIC announced that banks were required to prepay deposit insurance premiums for the years 2010 through 2012.  While this resulted in a $37.8 million premium cash outlay in the fourth quarter of 2009, the expense is recognized ratably over the three year period in the consolidated statement of operations.

Other expenses totaled $16.6 million for 2010, an increase of $3.38 million, or 26%, from 2009, primarily due to an increase in appraisals and collection costs as well as short sale losses.  Also contributing to the increase was the reversal of a $2.4 million accrual in the second quarter of 2009, related to a disputed charge from the transfer of BOLI investments.  The disputed charge was settled in United’s favor during the second quarter of 2009, and reduced other expenses for that period.

Income Taxes

Income tax benefit from continuing operations was $85.5 million in 2010, compared to income tax benefits of $90.7 million and $37.9 million in 2009 and 2008, respectively.  The effective tax rates (as a percentage of pre-tax net income) were 19.8%, 28.4%, and 37.2% for 2010, 2009 and 2008, respectively.  Excluding the goodwill impairment charges in 2010 and 2009, which had a very limited tax impact, the effective tax rates for those periods were 38.6% and 40.4%, respectively. The effective tax rates were different from the statutory tax rates primarily due to interest revenue on certain investment securities and loans that are exempt from income taxes, tax exempt fee revenue, tax credits received on affordable housing investments, goodwill impairment charges and the change in valuation allowance on deferred tax assets as discussed below.

The effective tax rate for 2010 reflects the tax treatment of the loss on the sale of nonperforming assets to Fletcher and an increase in the valuation allowance on deferred tax assets related to state tax credits with short carryforward periods that are expected to expire unused.

The effective tax rate for 2009 reflects a decision made by management to reinstate certain BOLI policies which United had surrendered in the third quarter of 2008.  United notified the carrier of its intent to surrender the policies in the fourth quarter of 2008 due to a dispute with the carrier.  The policies required a six-month waiting period before the surrender became effective.  Prior to the expiration of the six-month waiting period, United and the carrier were able to reach an acceptable settlement of the dispute and the surrender transaction was terminated.  The tax charge recorded in 2008 was reversed during the second quarter of 2009.

The effective tax rates for 2010 and 2009 also reflect the tax treatment of the goodwill impairment charges totaling $211 million and $95 million, respectively.  Since the majority of United’s goodwill originated from acquisitions that were treated as tax-free exchanges, a very small amount of goodwill was recognized for tax reporting purposes, and therefore the resulting tax benefit for the impairment charges was minimal.  Likewise, no tax benefit was recognized in the financial statements relating to the goodwill impairment charges.

The effective tax rates for 2010 and 2009 also reflect valuation allowances established for deferred tax assets. At December 31, 2010 and 2009, management determined that it was more likely than not that approximately $4.54 million and $3.87 million, net of Federal benefit, of state low income housing and business tax credits will expire unused due to a relatively short three and five year carry forward periods, respectively.

In the fourth quarter of 2009, United resolved a tax dispute with a state taxing authority relative to an issue identified during a routine audit.  United had fully reserved for the issue as an uncertain tax position.  The resolution resulted in the release of the reserve which increased the fourth quarter 2009 tax benefit by approximately $3 million.  Absent the goodwill impairment charges, the tax treatment of the loss on sale of nonperforming assets and adjustments to the valuation allowance on deferred tax assets, United’s effective tax rate for the year ended December 31, 2010 would have been approximately 40%.  Absent the goodwill impairment charges, the BOLI transactions, the settlement of the uncertain tax position and the valuation allowance on deferred tax assets, United’s effective tax rate for the year ended December 31, 2009, would have been approximately 38%.

At December 31, 2010, United had net deferred tax assets of $167 million, including a valuation allowance of $4.54 million related to state tax credits that are expected to expire unused.  Accounting Standards Codification Topic 740, Income Taxes, requires that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard.  United’s management considers both positive and negative evidence and analyzes changes in near-term market conditions as well as other factors which may impact future operating results.  In making such judgments, significant weight is given to evidence that can be objectively verified.  At December 31, 2010, United’s management believes that it is more likely than not that, with the exception of the state tax credits that are expected to expire unused due to relatively short carry forward periods of three to five years, it will be able to realize its deferred tax benefits through its ability to carry losses forward to future profitable years.  Despite recent losses and the challenging economic environment, United has a history of strong earnings, is well capitalized, continues to grow its core customer deposit base while maintaining very high customer satisfaction scores, and has cautiously optimistic expectations regarding future taxable income.  The deferred tax assets are analyzed quarterly for changes affecting realizabilty.  United’s most recent analysis, which management believes is based on conservative assumptions, indicated that the deferred tax assets resulting from net operating loss carryforwards will be fully utilized well in advance of the twenty-year carryforward period allowed for net operating losses; however there can be no guarantee that a valuation allowance will not be necessary in future periods.

Additional information regarding income taxes, including a reconciliation of the differences between the recorded income tax provision and the amount of income tax computed by applying the statutory federal income tax rate to income before income taxes, can be found in Note 15 to the consolidated financial statements.

Fourth Quarter Discussion

Taxable equivalent net interest revenue for the fourth quarter of 2010 decreased $3.80 million, or 6%, to $60.1 million from the same period a year ago, primarily due to lower levels of interest earning assets.  Average loans were down $589 million during the fourth quarter of 2010 compared to 2009.  The net interest margin increased 18 basis points from the fourth quarter of 2009 to 3.58% for the fourth quarter of 2010.  Several factors led to the margin improvement despite continued attrition in the loan portfolio, including United’s intensified focus on loan and deposit pricing.

The fourth quarter of 2010 operating provision for loan losses was $47.8 million, which excluded a partial fraud recovery of $11.8 million.  This compared to a provision of $90 million for the fourth quarter of 2009. Nonperforming assets totaled $321 million, down $63.6 million from a year ago.  Nonperforming assets as a percentage of total assets were 4.32% at December 31, 2010, compared with 4.81% at December 31, 2009.

The following table presents the components of fee revenue from continuing operations for the fourth quarters of 2010 and 2009.

Table 6 - Quarterly Fee Revenue From Continuing Operations
(in thousands)
	Three Months Ended
	December 31,
	2010	2009	Change
Service charges and fees	$7,039	$8,257	(15)%
Mortgage loan and related fees	1,868	1,651	13
Brokerage fees	778	443	76
Securities gains, net	-	2,015
Other	2,757	2,081	32
Total operating fee revenue	$12,442	$14,447	(14)

Operating fee revenue for the fourth quarter of 2010 of $12.4 million decreased $2.01 million, or 14%, from $14.4 million for the fourth quarter of 2009.  Service charges and fees on deposit accounts decreased $1.22 million, or 15%, to $7.04 million, primarily due to lower overdraft fees resulting from regulatory changes that require customers to give consent prior to using United’s overdraft services. Mortgage fees increased $217,000, or 13%, to $1.87 million due to an increase in refinancing activity as mortgage rates remained at attractive low levels.  United closed $91 million in mortgage loans in the fourth quarter of 2010, compared to $86 million in the fourth quarter of 2009.  United did not recognize any net securities gains in the fourth quarter of 2010, down $2.02 million from the fourth quarter of 2009.

The following table presents operating expenses from continuing operations for the fourth quarters of 2010 and 2009.

Table 7 - Quarterly Operating Expenses From Continuing Operations
(in thousands)
	Three Months Ended
	December 31,
	2010	2009	Change
Salaries and employee benefits	$23,777	$24,061	(1)%
Communications and equipment	3,377	3,819	(12)
Occupancy	4,024	4,003	1
Advertising and public relations	1,102	958	15
Postage, printing and supplies	1,063	1,307	(19)
Professional fees	3,016	2,646	14
Foreclosed property - foreclosure and carrying costs	4,753	4,815	(1)
Foreclosed property - writedowns and losses from sales	15,849	9,576	66
FDIC assessments and other regulatory charges	3,299	3,711	(11)
Amortization of intangibles	771	813	(5)
Other	3,887	4,417	(12)
Total operating expenses	$64,918	$60,126	8

Operating expenses increased $4.79 million to $64.9 million, an 8% increase from the fourth quarter of 2009.  Salaries and employee benefit costs of $23.8 million decreased $284,000, or 1%, from the fourth quarter of 2009 mostly due to lower stock-based compensation expense as United did not have an annual grant of equity compensation awards in 2010.  Communications and equipment expenses were down 442,000, or 12%, to $3.38 million for the three months ended December 31, 2010 compared to the same period in 2009 due to lower depreciation and maintenance charges.  Occupancy expense was relatively flat at $4.0 million for the fourth quarters of 2010 and 2009.  Professional fees increased $370,000 to $3.02 million reflecting higher loan review charges.  Postage, printing and supplies expense decreased $244,000 to $1.06 million due to increased use of electronic statements and branch capture devices that reduced the need for couriers.  For the fourth quarter of 2010, advertising and public relations expense increased $144,000, or 15%, mostly reflecting the rollout of United’s “Number One in Customer Satisfaction” campaign.  Total foreclosed property expense of $20.6 million increased $6.21 million from $14.4 million for the fourth quarter of 2009, due to additional losses on sales and write-downs taken to accelerate the disposition of properties. FDIC assessments and other regulatory charges decreased from $3.71 million during the fourth quarter of 2009 to $3.30 million for the same period in 2010 due to a lower level of average insured deposits upon which the assessment was based.  Other operating expense decreased $530,000 to $3.89 million primarily due to lower ATM network costs.

Balance Sheet Review

Total assets at December 31, 2010 were $7.44 billion, a decrease of $557 million, or 7%, from December 31, 2009.  On an average basis, total assets decreased $644 million, or 8%, from 2009 to 2010.  Average interest earning assets for 2010 and 2009 were $6.82 billion and $7.46 billion, respectively.

Loans

Substantially all loans are to customers (including customers who have a seasonal residence in United’s market areas) located in the immediate market areas of its community banks in Georgia, North Carolina, and Tennessee, and more than 85% of the loans are secured by real estate.  Total loans averaged $4.96 billion in 2010, compared with $5.55 billion in 2009, a decrease of 11%.  The decrease results from weak loan demand within United’s market and management’s efforts to reduce United’s residential construction concentration.  At December 31, 2010, total loans were $4.60 billion, a decrease of $547 million, or 11%, from December 31, 2009.  The rate of loan growth began to decline in the first quarter of 2007, and the balances have continued to decline through 2008, 2009 and 2010.  The decrease in the loan portfolio began with deterioration in the residential construction and housing markets. This deterioration resulted in part from an oversupply of lot inventory, houses and land within United’s markets, which further slowed construction activities and acquisition and development projects.  The resulting recession that began in the housing market led to high rates of unemployment that resulted in stress in the other segments of United’s loan portfolio.  Despite the weak economy and lack of loan demand, United continued to pursue lending opportunities which resulted in $320 million in new loans during 2010.

The following table presents the composition of United’s loan portfolio for the last five years.

Table 8 - Loans Outstanding
As of December 31,
(in thousands)

Loans by Category	2010	2009	2008	2007	2006
Commercial (secured by real estate)	$1,761,424	$1,779,398	$1,626,966	$1,475,930	$1,229,910
Commercial (commercial and industrial)	441,518	390,520	410,529	417,715	295,698
Commercial construction	296,582	362,566	499,663	527,123	469,432
Total commercial	2,499,524	2,532,484	2,537,158	2,420,768	1,995,040
Residential construction	695,166	1,050,065	1,478,679	1,829,506	1,864,153
Residential mortgage	1,278,780	1,427,198	1,526,388	1,501,916	1,337,728
Installment	130,656	141,729	162,636	177,073	179,617
Total loans	$4,604,126	$5,151,476	$5,704,861	$5,929,263	$5,376,538

Loans by Market	2010	2009	2008	2007	2006
Atlanta MSA	$1,310,222	$1,435,223	$1,705,561	$2,002,089	$1,651,465
Gainesville MSA	312,049	389,766	420,169	399,560	353,559
North Georgia	1,688,586	1,883,880	2,040,082	2,060,224	2,033,553
North Carolina	701,798	771,709	809,863	805,999	773,301
East Tennessee	256,451	265,209	265,544	245,769	207,001
Coastal Georgia	335,020	405,689	463,642	415,622	357,659
Total loans	$4,604,126	$5,151,476	$5,704,861	$5,929,263	$5,376,538

As of December 31, 2010, United’s 25 largest credit relationships consisted of loans and loan commitments ranging from $10.9 million to $77.8 million, with an aggregate total credit exposure of $441 million, including $24.7 million in unfunded commitments, and $416 million in balances outstanding, excluding participations sold.  United had only five lending relationships whose total credit exposure exceeded $20 million.

The following table sets forth the maturity distribution of commercial and construction loans, including the interest rate sensitivity for loans maturing after one year.

Table 9 - Loan Portfolio Maturity
As of December 31, 2010
(in thousands)
					Rate Structure for Loans
	Maturity				Maturing Over One Year
	One Year	One through	Over Five		Fixed	Floating
	or Less	Five Years	Years	Total	Rate	Rate
Commercial (commercial and industrial)	$145,354	$178,587	$117,577	$441,518	$232,826	$63,338
Construction (commercial and residential)	570,526	322,103	99,118	991,747	260,637	160,584
Total	$715,880	$500,690	$216,695	$1,433,265	$493,463	$223,922

Asset Quality and Risk Elements

United manages asset quality and controls credit risk through review and oversight of the loan portfolio as well as adherence to policies designed to promote sound underwriting and loan monitoring practices.  United’s credit administration function is responsible for monitoring asset quality, establishing credit policies and procedures and enforcing the consistent application of these policies and procedures at among all of the community banks.  Additional information on United’s loan administration function is included in Item 1 under the heading “Loan Review and Nonperforming Assets.”

United classifies loans as substandard loans when there is a well-defined weakness or weaknesses that jeopardize the repayment by the borrower and there is a distinct possibility that United could sustain some loss if the deficiency is not corrected.

The table below presents performing substandard loans for the last five quarters.

Table 10 - Performing Substandard Loans
(dollars in thousands)
	December 31,	September 30,	June 30,	March 31,	December 31,
	2010	2010	2010	2010	2009
By Category
Commercial (sec. by RE)	$156,765	$157,245	$140,805	$151,573	$123,740
Commercial construction	90,745	102,592	78,436	75,304	51,696
Commercial & industrial	16,767	22,251	22,052	35,474	33,974
Total commercial	264,277	282,088	241,293	262,351	209,410
Residential construction	158,770	177,381	149,305	153,799	196,908
Residential mortgage	86,143	86,239	79,484	80,812	79,741
Installment	2,957	4,218	4,364	3,922	3,553
Total	$512,147	$549,926	$474,446	$500,884	$489,612

By Market
Atlanta MSA	$185,327	$214,676	$183,612	$191,009	$141,205
Gainesville MSA	33,962	27,097	22,602	27,879	26,969
North Georgia	212,992	229,845	199,498	222,037	256,178
North Carolina	42,335	37,085	34,742	25,749	17,524
East Tennessee	8,308	8,882	8,663	7,105	6,806
Coastal Georgia	29,223	32,341	25,329	27,105	40,930
Total loans	$512,147	$549,926	$474,446	$500,884	$489,612

At December 31, 2010, performing substandard loans totaled $512 million and increased $22.5 million from December 31, 2009.  Most of the increase occurred in United’s Atlanta and North Carolina markets which were offset by decreases in United’s north Georgia and coastal Georgia markets.  Residential construction loans have represented the largest proportion of both performing substandard and nonperforming loans.  The increase in substandard residential mortgages is primarily related to rising unemployment rates.  The increase in substandard commercial loans reflects the recessionary economic environment.

Reviews of substandard performing and nonperforming loans, past due loans and larger credits, are conducted on a regular basis with management and are designed to identify risk migration and potential charges to the allowance for loan losses.  These reviews are performed by the lending officers and the loan review department, and also consider such factors as the financial strength of borrowers, the value of the applicable collateral, past loan loss experience, anticipated loan losses, changes in risk profile, prevailing economic conditions and other factors.  United also uses external loan review in addition to United’s internal loan review to ensure the independence of the loan review process.

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

Table 11 - Allocation of Allowance for Loan Losses
As of December 31,
(in thousands)
	2010		2009		2008		2007		2006
	Amount	%*	Amount	%*	Amount	%*	Amount	%*	Amount	%*

Commercial (commercial and industrial)	$7,580	10	$6,892	8	$8,512	7	$7,902	7	$5,758	6
Commercial (secured by real estate)	31,191	38	19,208	34	8,948	28	9,520	25	14,716	23
Total commercial	38,771	48	26,100	42	17,460	35	17,422	32	20,474	29
Construction	99,351	21	99,446	27	71,573	35	38,183	40	25,181	43
Residential mortgage	22,305	28	17,266	28	18,364	27	19,611	25	11,323	25
Installment	3,030	3	2,545	3	3,756	3	3,823	3	3,245	3
Unallocated	11,238		10,245		11,118		10,384		6,343
Total allowance for loan losses	$174,695	100	$155,602	100	$122,271	100	$89,423	100	$66,566	100

* Loan balance in each category, expressed as a percentage of total loans.

The following table presents a summary of changes in the allowance for loan losses for each of the past five years.

Table 12 - Allowance for Loan Losses
Years Ended December 31,
(in thousands)
	2010	2009	2008	2007	2006
Balance beginning of period	$155,602	$122,271	$89,423	$66,566	$53,595
Provision for loan losses	223,000	310,000	184,000	55,600	14,600
Allowance for loan losses acquired from
subsidiaries at merger date	-	-	-	7,091	3,895
Charge-offs:
Commercial (commercial and industrial)	10,837	11,322	5,197	1,188	1,157
Commercial (secured by real estate)	33,593	21,796	5,843	688	1,138
Commercial construction	9,993	9,908	1,796	245	11
Residential construction	136,666	219,168	123,771	30,351	179
Residential mortgage	28,806	18,997	12,995	7,022	2,111
Installment	4,828	5,115	3,275	2,200	3,027
Total loans charged-off	224,723	286,306	152,877	41,694	7,623
Recoveries:
Commercial (commercial and industrial)	1,762	5,397	61	187	177
Commercial (secured by real estate)	1,167	520	72	97	123
Commercial construction	431	12	4	1	-
Residential construction	15,370	2,253	653	117	949
Residential mortgage	867	411	224	486	113
Installment	1,219	1,044	711	972	737
Total recoveries	20,816	9,637	1,725	1,860	2,099
Net charge-offs	203,907	276,669	151,152	39,834	5,524
Balance end of period	$174,695	$155,602	$122,271	$89,423	$66,566

Total loans *:
At year-end	$4,604,126	$5,151,476	$5,704,861	$5,929,263	$5,376,538
Average	4,884,330	5,501,165	5,890,889	5,734,608	4,800,981

Allowance as a percentage of year-end loans	3.79%	3.02%	2.14%	1.51%	1.24%

As a percentage of average loans:
Net charge-offs	4.17	5.03	2.57	.69	.12
Provision for loan losses	4.57	5.64	3.12	.97	.30

Allowance as a percentage of nonperforming loans
As reported	98	59	64	317	534
Excluding impaired loans with no allocated reserve	274	190	125	NM	NM

* -	Excludes loans acquired through the FDIC assisted acquisition of Southern Community Bank that are covered by loss sharing agreements.
NM - Not meaningful.

The provision for loan losses charged to earnings was based upon management’s judgment of the amount necessary to maintain the allowance for loan losses at a level appropriate to absorb losses inherent in the loan portfolio at the balance sheet date.  The amount each year is dependent upon many factors including growth and changes in the composition of the loan portfolio, net charge-offs, delinquencies, management’s assessment of loan portfolio quality, the value of collateral, and other macro-economic factors and trends.  The evaluation of these factors is performed quarterly by management through an analysis of the appropriateness of the allowance for loan losses.  The decreases in the provision and the stabilization of the level of the allowance for loan losses compared to a year ago reflect stabilizing trends in substandard loans, leading to an expectation that charge-off levels will continue to decline.  In addition, the $11.8 million partial recovery in the fourth quarter of 2010 of a previously charged off loan increased the total allowance for loan losses by that amount, thereby reducing the level of loan loss provision needed in 2010.

Management believes that the allowance for loan losses at December 31, 2010 reflects the losses inherent in the loan portfolio.  This assessment involves uncertainty and judgment; therefore, the adequacy of the allowance for loan losses cannot be determined with precision and may be subject to change in future periods.  In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require adjustments to the provision for loan losses in future periods if, in their opinion, the results of their review warrant such additions.  See the “Critical Accounting Policies” section for additional information on the allowance for loan losses.

Nonperforming Assets

Nonperforming loans, which include non-accrual loans and accruing loans past due over 90 days, totaled $179 million at December 31 2010, compared with $264 million at December 31, 2009.  At December 31, 2010 and 2009, the ratio of nonperforming loans to total loans was 3.89% and 5.13%, respectively.  The sale of approximately $70 million nonperforming loans to Fletcher in the second quarter of 2010 contributed to the decrease. Nonperforming assets, which include nonperforming loans and foreclosed real estate, totaled $321 million at December 31, 2010, compared with $385 million at December 31, 2009.  The sale of approximately $168 million of foreclosed properties during 2010, including the sale of $33 million to Fletcher in the second quarter of 2010, was offset by the addition of approximately $238 million of new foreclosed properties. United’s position throughout the current economic environment has been to actively and aggressively work to dispose of problem assets quickly.

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

There were no commitments to lend additional funds to customers whose loans were on non-accrual status at December 31, 2010, although in certain isolated cases, United executed forbearance agreements whereby United will continue to fund construction loans to completion as long as the borrower meets the conditions of the forbearance agreement.  The table below summarizes nonperforming assets at year-end for the last five years.  It excludes assets acquired through the acquisition of SCB in 2009 that are covered by the loss-sharing agreement with the FDIC.  These assets have been excluded from the review of nonperforming assets, as the loss-sharing agreement with the FDIC and purchase price adjustments to reflect credit losses, effectively eliminate the likelihood of recognizing any losses on the covered assets.

Table 13 - Nonperforming Assets
As of December 31,
(in thousands)
	2010	2009	2008	2007	2006
Nonaccrual loans (NPLs)	$179,094	$264,092	$190,723	$28,219	$12,458
Loans past due 90 days or more and still accruing	-	-	-	-	-
Total nonperforming loans	179,094	264,092	190,723	28,219	12,458
Foreclosed properties	142,208	120,770	59,768	18,039	1,196
Total nonperforming assets (NPAs)	$321,302	$384,862	$250,491	$46,258	$13,654

NPLs as a percentage of total loans	3.89%	5.13%	3.34%	.48%	.23%
NPAs as a percentage of loans and foreclosed properties	6.77	7.30	4.35	.78	.25
NPAs as a percentage of total assets	4.32	4.81	2.92	.56	.19

At December 31, 2010 and 2009 United had $101 million and $60.4 million, respectively, in loans with terms that have been modified in a troubled debt restructuring (“TDR”).  Included therein were $17.3 million and $7.0 million, respectively, of TDRs that were not performing in accordance with their modified terms and were included in nonperforming loans.  The remaining TDRs with an aggregate balance of $84.1 million and $53.4 million, respectively, were performing according to their modified terms and are therefore not considered to be nonperforming assets.  There were no TDRs reported for any of the prior reporting periods presented above.

At December 31, 2010 and 2009, there were $123 million and $198 million, respectively, of loans classified as impaired under the definition outlined in the Accounting Standards Codification.  Included in impaired loans at December 31, 2010 and 2009 were $115 million and $182 million, respectively, that did not require specific reserves or had previously been charged down to net realizable value.  The balance of impaired loans at December 31, 2010 of $7.64 million had specific reserves that totaled $1.05 million and the balance of impaired loans at December 31, 2009 of $16.1 million had specific reserves that totaled $2.98 million.  The average recorded investment in impaired loans for the years ended December 31, 2010, 2009 and 2008 was $170 million, $229 million and $97.1 million, respectively.  During 2010, 2009 and 2008, there was no interest revenue recognized on loans while they were impaired. United’s policy is to discontinue the recognition of interest revenue for loans classified as impaired under the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) Topic 310-10-35, Receivables, when the loan meets the criteria for nonaccrual status.

The following table summarizes nonperforming assets by category and market by quarter.  Assets covered by the loss-sharing agreement with the FDIC related to the acquisition of SCB are not included in this table.

Table 14 - Nonperforming Assets by Quarter
(in thousands)
	December 31, 2010 (1)			September 30, 2010 (1)			June 30, 2010 (1)			March 31, 2010 (1)
	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total
	Loans	Properties	NPAs	Loans	Properties	NPAs	Loans	Properties	NPAs	Loans	Properties	NPAs
BY CATEGORY
Commercial (sec. by RE)	$44,927	$23,659	$68,586	$53,646	$14,838	$68,484	$56,013	$13,297	$69,310	$45,918	$21,597	$67,515
Commercial construction	21,374	17,808	39,182	17,279	15,125	32,404	17,872	11,339	29,211	23,556	14,285	37,841
Commercial & industrial	5,611	-	5,611	7,670	-	7,670	7,245	-	7,245	3,610	-	3,610
Total commercial	71,912	41,467	113,379	78,595	29,963	108,558	81,130	24,636	105,766	73,084	35,882	108,966
Residential construction	54,505	78,231	132,736	79,321	73,206	152,527	88,375	74,444	162,819	147,326	74,220	221,546
Residential mortgage	51,083	22,510	73,593	58,107	26,795	84,902	53,175	24,830	78,005	57,920	26,173	84,093
Consumer / installment	1,594	-	1,594	1,743	-	1,743	1,655	-	1,655	2,472	-	2,472
Total NPAs	$179,094	$142,208	$321,302	$217,766	$129,964	$347,730	$224,335	$123,910	$348,245	$280,802	$136,275	$417,077

BY MARKET
Atlanta MSA	$48,289	$41,154	$89,443	$65,304	$32,785	$98,089	$74,031	$30,605	$104,636	$81,914	$36,951	$118,865
Gainesville MSA	5,171	9,273	14,444	11,905	5,685	17,590	10,730	2,750	13,480	17,058	3,192	20,250
North Georgia	83,551	66,211	149,762	92,295	67,439	159,734	102,198	60,597	162,795	109,280	63,128	172,408
Western North Carolina	25,832	11,553	37,385	31,545	11,559	43,104	22,776	11,473	34,249	31,353	8,588	39,941
Coastal Georgia	11,145	11,901	23,046	10,611	10,951	21,562	8,341	16,548	24,889	33,438	21,871	55,309
East Tennessee	5,106	2,116	7,222	6,106	1,545	7,651	6,259	1,937	8,196	7,759	2,545	10,304
Total NPAs	$179,094	$142,208	$321,302	$217,766	$129,964	$347,730	$224,335	$123,910	$348,245	$280,802	$136,275	$417,077

	December 31, 2009 (1)			September 30, 2009 (1)			June 30, 2009 (1)			March 31, 2009
	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total
	Loans	Properties	NPAs	Loans	Properties	NPAs	Loans	Properties	NPAs	Loans	Properties	NPAs
BY CATEGORY
Commercial (sec. by RE)	$37,040	$15,842	$52,882	$38,379	$12,566	$50,945	$37,755	$5,395	$43,150	$18,188	$3,811	$21,999
Commercial construction	19,976	9,761	29,737	38,505	5,543	44,048	15,717	5,847	21,564	6,449	2,948	9,397
Commercial & industrial	3,946	-	3,946	3,794	-	3,794	11,378	-	11,378	12,066	-	12,066
Total commercial	60,962	25,603	86,565	80,678	18,109	98,787	64,850	11,242	76,092	36,703	6,759	43,462
Residential construction	142,332	76,519	218,851	171,027	79,045	250,072	176,400	81,648	258,048	187,656	58,327	245,983
Residential mortgage	58,767	18,648	77,415	50,626	13,456	64,082	44,256	11,864	56,120	33,148	10,297	43,445
Consumer / installment	2,031	-	2,031	2,050	-	2,050	2,342	-	2,342	1,648	-	1,648
Total NPAs	$264,092	$120,770	$384,862	$304,381	$110,610	$414,991	$287,848	$104,754	$392,602	$259,155	$75,383	$334,538

BY MARKET
Atlanta MSA	$106,536	$41,125	$147,661	$120,599	$54,670	$175,269	$148,155	$50,450	$198,605	$131,020	$48,574	$179,594
Gainesville MSA	5,074	2,614	7,688	12,916	8,429	21,345	9,745	3,511	13,256	17,448	694	18,142
North Georgia	87,598	53,072	140,670	96,373	36,718	133,091	72,174	37,454	109,628	66,875	20,811	87,686
Western North Carolina	29,610	5,096	34,706	25,775	5,918	31,693	21,814	7,245	29,059	21,240	3,067	24,307
Coastal Georgia	26,871	17,150	44,021	38,414	3,045	41,459	30,311	3,904	34,215	15,699	1,286	16,985
East Tennessee	8,403	1,713	10,116	10,304	1,830	12,134	5,649	2,190	7,839	6,873	951	7,824
Total NPAs	$264,092	$120,770	$384,862	$304,381	$110,610	$414,991	$287,848	$104,754	$392,602	$259,155	$75,383	$334,538

(1)  Excludes non-performing loans and foreclosed properties covered by the loss-sharing agreement with the FDIC, related to the acquisition of Southern Community Bank.

Nonperforming assets in the residential construction category were $133 million at December 31, 2010, compared to $219 million at December 31, 2009, a decrease of $86.1 million, or 39%. While residential construction nonperforming assets have begun to decrease, commercial nonperforming assets of $113 million, at December 31, 2010, were up $26.8 million from the prior year. Residential mortgage nonperforming assets of $73.6 million, decreased $3.82 million from December 31, 2009. In 2009, nonperforming assets had been concentrated in the Atlanta MSA, however Atlanta nonperforming assets have been steadily declining throughout 2010 after peaking in the third quarter of 2009. At December 31, 2010, Atlanta nonperforming assets were down $58.2 million from December 31, 2009. United’s north Georgia market has seen an increase in nonperforming assets with the balance increasing from $141 million at December 31, 2009 to $150 million at December 31, 2010.

The following table summarizes activity in nonperforming assets by quarter. Assets covered by the loss-sharing agreement with the FDIC related to the acquisition of SCB are not included in this table.

Table 15 - Activity in Nonperforming Assets by Quarter
(in thousands)

	Fourth Quarter 2010 (1)			Third Quarter 2010 (1)			Second Quarter 2010 (1)			First Quarter 2010 (1)
	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total
	Loans	Properties	NPAs	Loans	Properties	NPAs	Loans	Properties	NPAs	Loans	Properties	NPAs

Beginning Balance	$217,766	$129,964	$347,730	$224,335	$123,910	$348,245	$280,802	$136,275	$417,077	$264,092	$120,770	$384,862
Loans placed on non-accrual	81,023	-	81,023	119,783	-	119,783	155,007	-	155,007	139,030	-	139,030
Payments received	(7,250)	-	(7,250)	(11,469)	-	(11,469)	(12,189)	-	(12,189)	(5,733)	-	(5,733)
Loan charge-offs	(47,913)	-	(47,913)	(52,647)	-	(52,647)	(62,693)	-	(62,693)	(58,897)	-	(58,897)
Foreclosures	(61,432)	61,432	-	(59,844)	59,844	-	(66,994)	66,994	-	(49,233)	49,233	-
Capitalized costs	-	170	170	-	601	601	-	305	305	-	320	320
Note / property sales	(3,100)	(33,509)	(36,609)	(2,392)	(40,203)	(42,595)	(69,598)	(68,472)	(138,070)	(8,457)	(25,951)	(34,408)
Write downs	-	(8,031)	(8,031)	-	(7,051)	(7,051)	-	(6,094)	(6,094)	-	(4,579)	(4,579)
Net gains (losses) on sales	-	(7,818)	(7,818)	-	(7,137)	(7,137)	-	(5,098)	(5,098)	-	(3,518)	(3,518)
Ending Balance	$179,094	$142,208	$321,302	$217,766	$129,964	$347,730	$224,335	$123,910	$348,245	$280,802	$136,275	$417,077

	Fourth Quarter 2009 (1)			Third Quarter 2009 (1)			Second Quarter 2009 (1)			First Quarter 2009
	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total
	Loans	Properties	NPAs	Loans	Properties	NPAs	Loans	Properties	NPAs	Loans	Properties	NPAs

Beginning Balance	$304,381	$110,610	$414,991	$287,848	$104,754	$392,602	$259,155	$75,383	$334,538	$190,723	$59,768	$250,491
Loans placed on non-accrual	174,898	-	174,898	190,164	-	190,164	169,351	-	169,351	175,759	-	175,759
Payments received	(26,935)	-	(26,935)	(16,597)	-	(16,597)	(15,597)	-	(15,597)	(24,778)	-	(24,778)
Loan charge-offs	(88,427)	-	(88,427)	(92,359)	-	(92,359)	(60,644)	-	(60,644)	(43,807)	-	(43,807)
Foreclosures	(79,983)	79,983	-	(56,624)	56,624	-	(64,417)	64,417	-	(38,742)	38,742	-
Capitalized costs	-	981	981	-	579	579	-	1,324	1,324	-	1,452	1,452
Note / property sales	(19,842)	(61,228)	(81,070)	(8,051)	(47,240)	(55,291)	-	(33,752)	(33,752)	-	(22,999)	(22,999)
Write downs	-	(2,209)	(2,209)	-	(1,906)	(1,906)	-	(2,738)	(2,738)	-	(2,151)	(2,151)
Net gains (losses) on sales	-	(7,367)	(7,367)	-	(2,201)	(2,201)	-	120	120	-	571	571
Ending Balance	$264,092	$120,770	$384,862	$304,381	$110,610	$414,991	$287,848	$104,754	$392,602	$259,155	$75,383	$334,538

(1) Excludes non-performing loans and foreclosed properties covered by the loss-sharing agreement with the FDIC, related to the acquisition of Southern Community Bank.

Foreclosed property is initially recorded at fair value, less estimated costs to sell.  If the fair value, less estimated costs to sell at the time of foreclosure, is less than the loan balance, the deficiency is charged against the allowance for loan losses.  If the fair value, less estimated costs to sell, of the foreclosed property decreases during the holding period, a valuation allowance is established with a charge to foreclosed property costs.  When the foreclosed property is sold, a gain or loss is recognized on the sale for the difference between the sales proceeds and the carrying amount of the property.  Financed sales of foreclosed property are accounted for in accordance with ASC 360-20, Real Estate Sales.  For the twelve months ended December 31, 2010, 2009 and 2008, United transferred $238 million, $240 million and $132 million, respectively, of loans into foreclosed property.  During 2010 and 2009, proceeds from sales of foreclosed properties were $168 million and $165 million, respectively, which includes $56.9 million and $10.8 million, respectively, of sales that were financed by United.  During the second quarter of 2010, United sold approximately $33 million in foreclosed properties to Fletcher of which United financed 80% of the sales price.

Investment Securities

The composition of the investment securities portfolio reflects United’s investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of revenue.  The securities portfolio also provides a balance to interest rate risk and credit risk in other categories of the balance sheet, while providing a vehicle for the investment of available funds, furnishing liquidity, and supplying securities to pledge as required collateral for certain deposits.  Total investment securities at December 31, 2010 decreased $39.8 million from a year ago.  During the second quarter of 2010, United transferred securities available for sale with a fair value of $315 million to held to maturity.  The transferred securities are those that United has the ability and positive intent to hold until maturity.  Generally, the transferred securities had longer durations and were more susceptible to market price volatility due to changes in interest rates.  At December 31, 2010, United had securities held to maturity with a carrying value of $266 million and securities available for sale totaling $1.22 billion.  At December 31, 2010 and 2009, the securities portfolio represented approximately 20% and 19% of total assets, respectively.  At December 31, 2010, the effective duration of the investment portfolio based on expected maturities was 3.02 years compared with 2.67 years at December 31, 2009.

The following table shows the carrying value of United’s securities.

Table 16 - Carrying Value of Investment Securities
As of December 31,
(in thousands)

	December 31, 2010
	Available for Sale	Held to Maturity	Total Securities

U.S. Government agencies	$98,480	$11,939	$110,419
State and political subdivisions	28,442	47,007	75,449
Mortgage-backed securities	991,008	206,861	1,197,869
Other	106,487	-	106,487
Total securities available for sale	$1,224,417	$265,807	$1,490,224

	December 31, 2009
	Available for Sale	Held to Maturity	Total Securities

U.S. Government agencies	$246,466	$-	$246,466
State and political subdivisions	63,293	-	63,293
Mortgage-backed securities	1,197,222	-	1,197,222
Other	23,066	-	23,066
Total securities available for sale	$1,530,047	$-	$1,530,047

The investment securities portfolio primarily consists of U.S. Government sponsored agency mortgage-backed securities, non-agency mortgage-backed securities, U.S. Government agency securities, corporate bonds and municipal securities.  Mortgage-backed securities rely on the underlying pools of mortgage loans to provide a cash flow of principal and interest.  The actual maturities of these securities will differ from the contractual maturities because the loans underlying the security can prepay.  Decreases in interest rates will generally cause an acceleration of prepayment levels.  In a declining interest rate environment, United may not be able to reinvest the proceeds from these prepayments in assets that have comparable yields.  In a rising rate environment, the opposite occurs.  Prepayments tend to slow and the weighted average life extends.  This is referred to as extension risk, which can lead to lower levels of liquidity due to the delay of cash receipts, and can result in the holding of a below market yielding asset for a longer period of time.

At December 31, 2010, United had 80% of its total investment securities portfolio in mortgage backed securities, compared with 78% at December 31, 2009.  Due to a lack of loan demand, United continued to purchase additional mortgage-backed securities in order to obtain a favorable yield with low risk.  In late 2009, United began to shift away from mortgage-backed securities to avoid extension risk in the event that rates begin to rise.  In 2010, United reinvested the proceeds of maturing fixed-rate mortgage-backed securities in floating-rate collateralized mortgage obligations in order to reinvest additional liquidity without exposure to significant extension risk.  United did not have securities of any issuer in excess of 10% of equity at year-end 2010 or 2009, excluding U.S. Government issues.  Less than 1% of the securities portfolio is rated below “A” or unrated and 86% is rated “Aaa”.  See Note 5 to the consolidated financial statements for further discussion of investment portfolio and related fair value and maturity information.

Goodwill and Other Intangible Assets

Goodwill represents the premium paid for acquired companies above the fair value of the assets acquired and liabilities assumed, including separately identifiable intangible assets.  United evaluates its goodwill annually, or more frequently if necessary, to determine if any impairment exists.  As a result of the significant drop in United’s stock price during the third quarter of 2010, United conducted an interim goodwill impairment test to determine if the stock price decline might indicate goodwill was impaired.  United’s third quarter interim impairment test indicated that goodwill was in fact impaired and United recorded a charge to earnings for the entire remaining balance of $211 million.  In performing the interim impairment test, United engaged the services of a national third party valuation expert who employed commonly used valuation techniques including an earnings approach that considered discounted future expected cash earnings and three market approaches.  The third quarter 2010 impairment charge followed two earlier impairment charges in the first and third quarters of 2009.

United performed its annual goodwill impairment test as of December 31, 2009 with no impairment indicated.  Conditions through the first two quarters of 2010 did not lead management to believe that further impairment was present and interim tests were therefore not performed.  In the third quarter of 2010, United’s stock price dropped significantly from $3.95 at the end of the second quarter to a low of $2.04 during the third quarter.  This led management to conclude that impairment might be present and an interim impairment test was conducted.

In performing the annual and interim impairment assessments, United engaged the same third party valuation firm who employed a consistent approach to each impairment test.  The first step (Step 1) of the goodwill impairment analysis was to determine whether the fair value of United exceeded the book value of equity, which would imply that goodwill was not impaired.  The Step 1 analysis included three commonly used valuation techniques, including an earnings approach that considered discounted expected future cash earnings and two market approaches.  The first market approach was the guideline public companies method that considered United’s implied value by comparing United to a select peer group of public companies and their current market valuation.  The second market approach was the merger and acquisition method that considered the amount an acquiring company might be willing to pay to gain control of United, based on recent merger and acquisition activity.  In the third quarter 2010 assessment, the third party valuation firm included a third market approach valuation technique that considered the value of United’s stock referred to as the public market price method.  This valuation technique had not been considered in earlier impairment tests as the stock price decline was considered temporary and therefore not considered in the Step 1 valuation process.  Due to the extended period over which United’s stock price had traded at a significant discount to tangible book value, the assertion that the stock price decline was temporary was no longer valid and United’s stock price was included in the third quarter 2010 impairment test.  Inclusion of this valuation technique had a significant impact on the Step 1 valuation process and the overall conclusion that goodwill was fully impaired.

In each of the impairment assessments performed in 2009 and 2010, the Step 1 analysis indicated that the estimated fair value of United had fallen below its book value.  The declining valuation determined in Step 1 led to Step 2 of the goodwill impairment assessment, which required United to determine the fair value of all its assets and liabilities, including separately identifiable intangible assets, and to determine the implied value of goodwill as the difference between the value of United determined in Step 1 and the value of the underlying assets and liabilities determined in Step 2.

There are a number of valuation assumptions required to determine the value of United’s assets and liabilities.  The most significant assumption in determining the estimated fair value of United as a whole and the amount of any resulting impairment was the discount rate used in the discounted cash flows valuation method.  Other significant assumptions relate to the value of the loan portfolio.  Those assumptions included estimates of cash flows on nonperforming loans, probability of default rates and loss on default rates for performing loans.  Changes in those assumptions, or any other significant assumptions, could have a significant impact on the results of the goodwill impairment assessment.

Because goodwill is an intangible asset that cannot be sold separately or otherwise disposed of, it is not recognized in determining capital adequacy for regulatory purposes.  Therefore, the goodwill impairment charges taken during 2010 and 2009 had no effect on United’s regulatory capital ratios.

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

Deposits

United initiated several programs in early 2009 to improve core earnings by growing customer transaction deposit accounts and lowering overall pricing on deposit accounts to improve its net interest margin and to increase net interest revenue.  The programs were successful in increasing core transaction deposit accounts and reducing more costly time deposit balances, as United’s funding needs decreased due to lower loan demand.

Total average deposits for 2010 were $6.37 billion, a decrease of $340 million, or 5%, from 2009.  Average non-interest bearing demand deposit accounts increased $74.9 million, or 11%, due to the success of core deposit programs.  Also impacted by the programs were NOW, money market and savings accounts of $2.33 billion on average for 2010, which increased $262 million, or 13%, from 2009.

Average time deposits for 2010 were $3.28 billion, down from $3.95 billion in 2009.  At December 31, 2010, total deposits were $6.47 billion compared with $6.63 billion at the end of 2009, a decrease of $159 million, or 2%.  United lowered its rates on certificates of deposit during 2010 and 2009, allowing the balances to decline due to weak loan demand.  Additional liquidity also allowed United to reduce brokered deposits, which totaled $677 million at December 31, 2010, compared with $759 million at December 31, 2009.

The following table sets forth the scheduled maturities of time deposits of $100,000 and greater and brokered time deposits.

Table 17 - Maturities of Time Deposits of $100,000 and Greater and Brokered Deposits
As of December 31, 2010
(in thousands)

$100,000 and greater:
Three months or less	$227,358
Three to six months	175,870
Six to twelve months	361,580
Over one year	237,551
Total	$1,002,359

Brokered deposits:
Three months or less	$17,314
Three to six months	154,367
Six to twelve months	137,348
Over one year	367,743
Total	$676,772

Wholesale Funding

The Bank is a shareholder in the Federal Home Loan Bank (“FHLB”) of Atlanta. Through this affiliation, secured advances totaling $55.1 million remained outstanding at December 31, 2010.  United anticipates continued use of this short and long-term source of funds.  The FHLB advances outstanding at December 31, 2010 had fixed interest rates ranging up to 4.49%.  During the third quarter of 2010, United prepaid $50 million in fixed-rate advances and incurred prepayment charges of $2.23 million.  United will prepay advances from time to time as funding needs change.  Additional information regarding FHLB advances, including scheduled maturities, is provided in Note 11 to the consolidated financial statements.

At December 31, 2010, United had $101 million in repurchase agreements reported as Federal funds purchased, repurchase agreements, and other short-term borrowings in the consolidated balance sheet, compared to $101 million outstanding at December 31, 2009.  United takes advantage of these additional sources of liquidity when rates are favorable compared to other forms of short-term borrowings, such as FHLB advances and brokered deposits.

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

United is a separate entity apart from the Bank and must provide for its own liquidity.  United is responsible for the payment of dividends declared for its common and preferred shareholders, and interest and principal on any outstanding debt or trust preferred securities. Because substantially all of United’s liquidity is obtained from subsidiary service fees and dividends from the Bank, which are limited by applicable law and the MOU, United currently has limited capital resources to meet these obligations.  United has not received a dividend from the Bank since 2008 and does not anticipate receiving dividends from the Bank until 2012, at the earliest.  United deferred the payment of interest on our trust preferred securities and dividends on our preferred stock during the first quarter of 2011.  As a result of such deferrals, United may not pay dividends on any of common or preferred stock or trust preferred securities until all accrued and unpaid amounts under the deferred securities have been paid.  However, assuming the Private Placement is completed, United will retain a portion of the proceeds to fund its ongoing obligations.  While we expect these transactions to close in March 2011, there is no assurance that we will be able to satisfy all of the remaining closing requirements on a timely basis.

The primary objectives of asset/liability management are to provide for adequate liquidity in order to meet the needs of customers and to maintain an optimal balance between interest-sensitive assets and interest-sensitive liabilities, to optimize interest revenue.  Daily monitoring of the sources and uses of funds is necessary to maintain a position that meets both objectives.

The asset portion of the balance sheet provides liquidity primarily through loan sales and repayments and the maturities and sales of securities, as well as the ability to use these as collateral for borrowings on a secured basis.  We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity.  Mortgage loans held for sale totaled $35.9 million at December 31, 2010, and typically turn over every 45 days as closed loans are sold to investors in the secondary market.  Construction and commercial loans that mature in one year or less amounted to $716 million, or 16%, of the loan portfolio at December 31, 2010.  In addition, at December 31, 2010, United had $442 million in commercial paper investments that mature within 30 days.

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

Table 18 - Short-Term Borrowings
As of December 31,
(in thousands)

	Period-end balance	Period end weighted- average interest rate	Maximum outstanding at any month- end	Average amounts outstanding during the year	Weighted-average rate for the year
December 31, 2010
Federal funds purchased	$-	-%	$-	$489	.36%
Repurchase agreements	101,067	4.12	104,127	102,990	4.11
	$101,067			$103,479
December 31, 2009
Federal funds purchased	$-	-%	$58,000	$33,439	.29%
Repurchase agreements	101,389	4.12	102,665	101,725	2.59
Other	-	-	175,000	42,425	.25
	$101,389			$177,589
December 31, 2008
Federal funds purchased	8,197	.27	294,205	147,459	2.78
Line of credit	-	-	-	3,350	5.75
Repurchase agreements	100,214	2.00	150,960	114,516	1.43
Other	-	-	215,000	59,309	2.98
	$108,411			$324,634

At December 31, 2010, United had sufficient qualifying collateral to increase FHLB advances by $804 million and Federal Reserve discount window capacity of $233 million.  United’s internal policy limits brokered deposits to 25% of total assets.  At December 31, 2010, United had the capacity to increase brokered deposits by $1.18 billion and still remain within this limit.  In addition to these wholesale sources, United has the ability to attract retail deposits at any time by competing more aggressively on pricing.  The following table shows United’s contractual obligations and other commitments.

Table 19 - Contractual Obligations and Other Commitments
As of December 31, 2010
(in thousands)

	Maturity By Years
	Total	1 or Less	1 to 3	3 to 5	Over 5
Contractual Cash Obligations
FHLB advances	$55,125	$-	$25,000	$30,000	$125
Long-term debt	150,146	-	30,500	65,000	54,646
Operating leases	11,048	2,847	4,890	1,127	2,184
Total contractual cash obligations	$216,319	$2,847	$60,390	$96,127	$56,955

Other Commitments
Lines of credit	$482,860	$242,795	$63,301	$14,234	$162,530
Commercial letters of credit	18,813	14,656	4,157	-	-
Uncertain tax positions	12,710	3,997	4,732	1,707	2,274
Total other commitments	$514,383	$261,448	$72,190	$15,941	$164,804

As disclosed in United’s consolidated statement of cash flows, net cash provided by operating activities was $151 million for the year ended December 31, 2010.  The net loss of $346 million for the year included non-cash expenses for provision for loan losses of $223 million, and a goodwill impairment charge of $211 million.  Net cash provided by operating activities also included the loss on sale of nonperforming assets totaling $45.3 million and losses and write downs on foreclosed properties totaling $49.3 million.  Net cash provided by investing activities of $346 million consisted primarily of proceeds from sales of securities of $75.5 million, maturities and calls of investment securities of $883 million, proceeds from sales of other real estate of $111 million, a net decrease in loans of $188 million and cash received from Fletcher of $20.6 million offset by purchases of securities of $928 million and purchases of premises and equipment of $7.13 million.  The $224 million of net cash used in financing activities consisted primarily of a net decrease in deposits of $155 million and a $61.2 million repayment of FHLB advances. In the opinion of management, United’s liquidity position at December 31, 2010 was sufficient to meet its expected cash flow requirements.

The following table presents the contractual maturity of investment securities by maturity date and average yields based on amortized cost (for all obligations on a fully taxable basis).  The composition and maturity/repricing distribution of the securities portfolio is subject to change depending on rate sensitivity, capital and liquidity needs.

Table 20 - Expected Maturity of Available for Sale and Held to Maturity Investment Securities
As of December 31, 2010
(in thousands)

	Maturity By Years
	1 or Less	1 to 5	5 to 10	Over 10	Total
Available for Sale
U.S. Government agencies	$-	$10,044	$75,673	$12,763	$98,480
State and political subdivisions	2,658	15,279	9,175	1,330	28,442
Other securities (1)	24,092	786,475	280,301	6,627	1,097,495
Total securities available for sale	$26,750	$811,798	$365,149	$20,720	$1,224,417

Weighted average yield (2)	5.33%	3.84%	3.63%	3.44%	3.82%

Held to Maturity
U.S. Government agencies	$-	$-	$11,939	$-	$11,939
State and political subdivisions	-	1,002	21,500	24,505	47,007
Other securities (1)	-	164,400	36,222	6,239	206,861
Total securities available for sale	$-	$165,402	$69,661	$30,744	$265,807

Weighted average yield (2)	0.00%	3.54%	4.07%	4.99%	3.85%

Combined Portfolio
U.S. Government agencies	$-	$10,044	$87,612	$12,763	$110,419
State and political subdivisions	2,658	16,281	30,675	25,835	75,449
Other securities (1)	24,092	950,875	316,523	12,866	1,304,356
Total securities available for sale	$26,750	$977,200	$434,810	$51,464	$1,490,224

Weighted average yield (2)	5.33%	3.80%	3.71%	4.39%	3.82%

(1) Includes mortgage-backed securities

(2) Based on amortized cost, taxable equivalent basis

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

United is not involved in off-balance sheet contractual relationships, other than those disclosed in this report, that could result in liquidity needs or other commitments, or that could significantly affect earnings.  See Note 19 to the consolidated financial statements for additional information on off-balance sheet arrangements.

Capital Resources and Dividends

Shareholders’ equity at December 31, 2010 was $636 million, a decrease of $327 million from December 31, 2009, of which $211 million was due to the third quarter 2010 goodwill impairment charge which had no impact on tangible equity.  Accumulated other comprehensive income, which includes unrealized gains and losses on securities available for sale and the unrealized gains and losses on derivatives qualifying as cash flow hedges, is excluded in the calculation of regulatory capital ratios.  Excluding the change in the accumulated other comprehensive income, shareholders’ equity decreased $310 million, or 34%, from December 31, 2009.  During the second quarter of 2010, United recorded a $39.8 million increase to capital surplus as the result of the issuance of equity instruments to Fletcher International in conjunction with the sale of nonperforming assets.  In order to preserve capital, United suspended its cash dividend in the third quarter of 2008 and declared a stock dividend of 1 new share for every 130 shares held in the third and fourth quarters of 2008 and each of the first three quarters of 2009.  United accrued $10.3 million in dividends, including discount accretion, on Series A and Series B preferred stock, for the year ended December 31, 2010 compared to $10.2 million for 2009.  United recognizes that cash dividends are an important component of shareholder value, and therefore, we intend to provide for cash dividends on common stock when earnings, capital levels and other factors permit.

The Board of Governors of the Federal Reserve has issued guidelines for the implementation of risk-based capital requirements by U.S. banks and bank holding companies.  These risk-based capital guidelines take into consideration risk factors, as defined by regulators, associated with various categories of assets, both on and off balance sheet.  Under the guidelines, capital strength is measured in two tiers which are used in conjunction with risk-weighted assets to determine the risk-based capital ratios.  The guidelines require an 8% Total risk-based capital ratio, of which 4% must be Tier 1 capital.  However, to be considered well-capitalized under the guidelines, a 10% Total risk-based capital ratio is required, of which 6% must be Tier 1 capital.

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

Tier 1 Capital consists of shareholders’ equity, excluding accumulated other comprehensive income, intangible assets (goodwill and deposit-based intangibles), and disallowed deferred tax assets, plus qualifying capital securities.  United’s Tier 1 capital totaled $483 million at December 31, 2010.  Tier 2 capital components include supplemental capital such as the qualifying portion of the allowance for loan losses and qualifying subordinated debt.  Tier 1 capital plus Tier 2 capital is referred to as Total risk-based capital and was $605 million at December 31, 2010. The ratios, as calculated under the guidelines, were 9.67% and 12.11% for Tier 1 and Total risk-based capital, respectively, at December 31, 2010.

A minimum leverage ratio is required in addition to the risk-based capital standards and is defined as Tier 1 capital divided by average assets adjusted for goodwill and deposit based intangibles.  Although a minimum leverage ratio of 3% is required, the Federal Reserve Board requires a bank holding company to maintain a leverage ratio of greater than 4% if it is experiencing or anticipating significant growth or is operating with less than well-diversified risks in the opinion of the Federal Reserve Board.  The Federal Reserve Board uses the leverage and risk-based capital ratios to assess capital adequacy of banks and bank holding companies.

The Board Resolution provides that United may not incur additional indebtedness, pay cash dividends, make payments on our trust preferred securities or repurchase outstanding stock without prior approval of the Federal Reserve.  We were not given permission to pay interest on our trust preferred securities and dividends on our preferred stock during the first quarter of 2011.  As a result of such deferrals, United may not pay dividends on any of common or preferred stock or trust preferred securities until all accrued and unpaid amounts under the deferred securities have been paid.  In addition, the Bank is currently subject to the MOU which requires, among other things, that the Bank maintain its Tier 1 leverage ratio at not less than 8% and its total risk-based capital ratio at not less than 10% during the life of the MOU.  As of December 31, 2010, the Bank’s Tier 1 leverage ratio was below the target level of 8% and management has agreed with the regulators to submit a capital plan to take corrective action in the near future.  Additionally, the MOU requires that, prior to declaring or paying any cash dividends to United, the Bank must obtain the written consent of its regulators.

On December 5, 2008, United participated in Treasury’s CPP by selling 180,000 shares of Series B Preferred Stock and a Warrant to purchase 2,132,701 shares (1,099,542 shares, as adjusted for subsequent stock dividends and a 50% reduction following United’s 2009 stock offering) of United’s common stock to Treasury.  The proceeds of $180 million were allocated between the Series B Preferred Stock and the Warrant based on their relative fair values at the time of the sale.  Of the $180 million in proceeds, $173.1 million was allocated to the Series B Preferred Stock and $6.9 million was allocated to the Warrant.  The discount recorded on the Series B Preferred Stock that resulted from allocating a portion of the proceeds to the Warrant is being accreted directly to into retained earnings over a five-year period applying a level yield.  The exercise price of the Warrant is $12.66 per share ($12.28 per share, as adjusted for subsequent stock dividends) and is exercisable at any time on or before December 5, 2018.

The Series B Preferred Stock qualifies as Tier 1 capital under risk-based capital guidelines and will pay cumulative dividends at a rate of 5% per annum for the first five years and 9% per annum thereafter.  The Series B Preferred Stock may be redeemed after December 5, 2011 at the stated amount of $1,000 per share plus any accrued and unpaid dividends.  Prior to December 5, 2011, the Series B Preferred Stock may be redeemed only with proceeds from the sale of qualifying equity securities.  The Series B Preferred Stock is non-voting except for class voting rights on matters that would adversely affect the rights of the holders of the Series B Preferred Stock.

United has outstanding junior subordinated debentures related to trust preferred securities totaling $54.6 million at December 31, 2010.  The related trust preferred securities of $53.2 million (excluding common securities) qualify as Tier 1 capital under risk-based capital guidelines provided that total trust preferred securities do not exceed certain quantitative limits.  At December 31, 2010, all of United’s trust preferred securities qualified as Tier 1 capital.  Further information on United’s trust preferred securities is provided in Note 13 to the consolidated financial statements.

United has subordinated debentures outstanding that qualify as Tier 2 capital under the risk based capital guidelines.  The securities begin to lose their Tier 2 capital treatment as they approach maturity, losing 20% per year in each of the five years prior to maturity.  Of the $95.5 million in subordinated debt that United had outstanding at December 31, 2010, $58.1 million qualified as Tier 2 capital under risk based capital guidelines.

Late in the third quarter of 2009, United issued 44,505,000 shares of common stock at a price of $5.00 per share.  This increased shareholders’ equity by $211 million, after payment of issuance costs.  The proceeds from the stock issuance were immediately invested in the Bank.

The following table shows United’s capital ratios, as calculated under regulatory guidelines, at December 31, 2010 and 2009:

Table 21 - Capital Ratios (dollars in thousands)

	Regulatory Guidelines		United Community Banks, Inc. (Consolidated)		United Community Bank

		Well	As of December 31,		As of December 31,
	Minimum	Capitalized	2010	2009	2010	2009

Risk-based ratios:
Tier 1 capital	4.0%	6.0%	9.67%	12.41%	10.72%	13.19%
Total capital	8.0	10.0	12.11	15.09	12.48	15.01
Leverage ratio	3.0	5.0	6.75	8.50	7.45	8.81

Tier 1 capital			$483,257	$679,552	$534,161	$720,075
Total capital			605,204	826,251	621,807	819,415

United monitors these capital ratios to ensure that United and the Bank remain within regulatory guidelines.  In addition, pursuant to the Bank’s MOU, the Bank must maintain its Tier I leverage ratio at not less than 8% and its total risk-based capital ratio at not less than 10% during the life of the MOU.  As indicated above, as of December 31, 2010, the Bank’s Tier I leverage ratio was below the target level of 8%.  Further information regarding the actual and required capital ratios of United and the Bank is provided in Note 18 to the consolidated financial statements.

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

One of the tools management uses to estimate the sensitivity of net interest revenue to changes in interest rates is an asset/liability simulation model.  Resulting estimates are based upon a number of assumptions for each scenario, including the level of balance sheet growth, loan and deposit repricing characteristics and the rate of prepayments. The ALCO regularly reviews the assumptions for accuracy based on historical data and future expectations, however, actual net interest revenue may differ from model results.  The primary objective of the simulation model is to measure the potential change in net interest revenue over time using multiple interest rate scenarios.  The base scenario assumes rates remain flat and is the scenario to which all others are compared to in order to measure the change in net interest revenue.  Policy limits are based on gradually rising and falling rate scenarios, which are compared to this base scenario.  Another commonly analyzed scenario is a most likely scenario that projects the most likely change in rates based on the slope of the yield curve.  Other scenarios analyzed may include rate shocks, narrowing or widening spreads, and yield curve steepening or flattening.  While policy scenarios focus on a twelve month time frame, longer time horizons are also modeled.

United’s policy is based on the 12-month impact on net interest revenue of interest rate ramps that increase 200 basis points and decrease 200 basis points from the base scenario.  In the ramp scenarios, rates change 25 basis points per month over the initial eight months.  The policy limits the change in net interest revenue over the next 12 months to a 10% decrease in either scenario.  The policy ramp and base scenarios assume a static balance sheet.  Historically low rates on December 31, 2010 and 2009 made use of the down 200 basis point scenario problematic.  At December 31, 2010 United’s simulation model indicated that a 200 basis point increase in rates would cause an approximate .08% increase in net interest revenue over the next twelve months and a 25 basis point decrease in rates would cause an approximate .29% increase in net interest revenue over the next twelve months.  At December 31, 2009, United’s simulation model indicated that a 200 basis point increase in rates over the next twelve months would cause an approximate 1.81% increase in net interest revenue and a 25 basis point decrease in rates over the next twelve months would cause an approximate .65% increase in net interest revenue.

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

Varying interest rate environments can create unexpected changes in prepayment levels of assets and liabilities that are not reflected in an interest rate sensitivity gap analysis. These prepayments may have significant effect on the net interest margin.  Because of these limitations, an interest sensitivity gap analysis alone generally does not provide an accurate assessment of exposure to changes in interest rates.

In order to manage its interest rate sensitivity, United periodically enters into off-balance sheet contracts that are considered derivative financial instruments.  Derivative financial instruments can be a cost-effective and capital-effective means of modifying the repricing characteristics of on-balance sheet assets and liabilities.  These contracts generally consist of interest rate swaps under which United pays a variable rate and receives a fixed rate and interest rate floor contracts where United pays a premium up front to a counterparty to the right to be compensated if a specified rate index falls below a pre-determined floor rate.

United’s derivative financial instruments are classified as either cash flow or fair value hedges.  The change in fair value of cash flow hedges is recognized in other comprehensive income.  Fair value hedges recognize currently in earnings both the effect of the change in the fair value of the derivative financial instrument and the offsetting effect of the change in fair value of the hedged asset or liability associated with the particular risk of that asset or liability being hedged.  At December 31, 2010, United did not have any active derivative contracts outstanding.

From time to time, United will terminate swap or floor positions when conditions change and the position is no longer necessary to manage United’s overall sensitivity to changes in interest rates.  In those situations where the terminated swap or floor was in an effective hedging relationship at the time of termination and the hedging relationship is expected to remain effective throughout the original term of the swap or floor, the resulting gain or loss is amortized over the remaining life of the original contract.  For swap contracts, the gain or loss is amortized over the remaining original contract term using the straight line method of amortization.  For floor contracts, the gain or loss is amortized over the remaining original contract term based on the original floorlet schedule.  At December 31, 2010, United had $19.7 million in gains from terminated derivative positions included in other comprehensive income that will be amortized into earnings over their remaining original contract terms.  Approximately $11.7 million is expected to be reclassified into interest revenue over the next twelve months.

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

We assessed the effectiveness of the internal control over financial reporting as of December 31, 2010.  In making this assessment, we used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our assessment, we believe that as of December 31, 2010, United Community Banks, Inc.’s internal control over financial reporting is effective based on those criteria.

Our independent registered public accountants have issued an audit report on the company’s internal control over financial reporting.  This report appears on page 62.

/s/ Jimmy C. Tallent	/s/ Rex S. Schuette

Jimmy C. Tallent	Rex S. Schuette
President and Chief Executive Officer	Executive Vice President and
Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and shareholders
United Community Banks, Inc.
Blairsville, Georgia

We have audited the accompanying consolidated balance sheets of United Community Banks, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010.  We have also audited the Company’s internal controls over financial reporting as of December 31, 2010, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective control over financial reporting and for its assessment of the effectiveness internal control over financial reporting included in the accompanying Management’s Report on Internal Controls Over Financial Reporting.  Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

Certified Public Accountants

Suite 1800 ● 235 Peachtree Street NE ●  Atlanta, Georgia 30303 ● Phone 404-588-4200  ● Fax 404-588-4222  ● www.pkm.com

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Community Banks, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, United Community Banks, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Porter Keadle Moore, LLP

Atlanta, Georgia
March 16, 2011

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Consolidated Statement of Operations
For the Years Ended December 31, 2010, 2009 and 2008
(in thousands, except per share data)

	2010	2009	2008

Interest revenue:
Loans, including fees	$277,904	$322,509	$385,959
Investment securities:
Taxable	58,821	76,048	74,405
Tax exempt	1,137	1,322	1,464
Federal funds sold, commercial paper and deposits in banks	3,260	2,950	2,880
Total interest revenue	341,122	402,829	464,708
Interest expense:
Deposits:
NOW	6,966	11,023	28,626
Money market	7,552	9,545	10,643
Savings	331	483	764
Time	66,883	120,326	158,268
Total deposit interest expense	81,732	141,377	198,301
Federal funds purchased, repurchase agreements and other short-term borrowings	4,235	2,842	7,699
Federal Home Loan Bank advances	3,355	4,622	13,026
Long-term debt	10,749	10,893	9,239
Total interest expense	100,071	159,734	228,265
Net interest revenue	241,051	243,095	236,443
Provision for loan losses	223,000	310,000	184,000
Net interest revenue after provision for loan losses	18,051	(66,905)	52,443
Fee revenue:
Service charges and fees	30,127	30,986	31,683
Mortgage loan and other related fees	7,019	8,959	7,103
Brokerage fees	2,662	2,085	3,457
Securities gains, net	2,552	2,756	1,315
Gain from acquisition	-	11,390	-
Losses on prepayment of borrowings	(2,233)	-	(2,714)
Other	8,421	6,178	5,237
Total fee revenue	48,548	62,354	46,081
Total revenue	66,599	(4,551)	98,524
Operating expenses:
Salaries and employee benefits	96,618	101,568	104,056
Communications and equipment	13,781	14,676	15,139
Occupancy	15,394	15,653	14,862
Advertising and public relations	4,625	3,950	5,695
Postage, printing and supplies	4,072	5,040	6,243
Professional fees	9,254	11,480	9,191
Foreclosed property	65,707	32,365	19,110
FDIC assessments and other regulatory charges	13,747	16,004	6,020
Amortization of intangibles	3,160	3,104	3,009
Goodwill impairment	210,590	95,000	-
Loss on sale of nonperforming assets	45,349	-	-
Severance costs	-	2,898	-
Other	16,594	13,210	17,010
Total operating expenses	498,891	314,948	200,335
Loss from continuing operations before income taxes	(432,292)	(319,499)	(101,811)
Income tax benefit	(85,492)	(90,659)	(37,912)
Net loss from continuing operations	(346,800)	(228,840)	(63,899)
(Loss) income from discontinued operations, net of income taxes	(101)	513	449
Gain from sale of subsidiary, net of income taxes and selling costs	1,266	-	-
Net loss	(345,635)	(228,327)	(63,450)
Preferred stock dividends	10,316	10,242	724
Net loss available to common shareholders	$(355,951)	$(238,569)	$(64,174)

Loss from continuing operations per common share - basic / diluted	$(3.77)	$(3.96)	$(1.36)
Loss per common share - basic / diluted	(3.76)	(3.95)	(1.35)
Cash dividends per common share	-	-	.18
Weighted average common shares outstanding - basic / diluted	94,624	60,374	47,369

See accompanying notes to consolidated financial statements

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Consolidated Balance Sheet
As of December 31, 2010 and 2009
(in thousands, except share data)

	2010	2009
Assets
Cash and due from banks	$95,994	$126,265
Interest-bearing deposits in banks	111,901	120,382
Federal funds sold, commercial paper and short-term investments	441,562	129,720
Cash and cash equivalents	649,457	376,367

Securities available for sale	1,224,417	1,530,047
Securities held to maturity (fair value $267,988)	265,807	-
Mortgage loans held for sale	35,908	30,226
Loans, net of unearned income	4,604,126	5,151,476
Less allowance for loan losses	174,695	155,602
Loans, net	4,429,431	4,995,874
Assets covered by loss sharing agreements with the FDIC	131,887	185,938
Premises and equipment, net	178,239	182,038
Accrued interest receivable	24,299	33,867
Goodwill and other intangible assets	11,446	225,196
Foreclosed property	142,208	120,770
Other assets	350,097	319,591

Total assets	$7,443,196	$7,999,914
Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Demand	$793,414	$707,826
NOW	1,424,781	1,335,790
Money market	891,252	713,901
Savings	183,894	177,427
Time:
Less than $100,000	1,496,700	1,746,511
Greater than $100,000	1,002,359	1,187,499
Brokered	676,772	758,880
Total deposits	6,469,172	6,627,834

Federal funds purchased, repurchase agreements and other short-term borrowings	101,067	101,389
Federal Home Loan Bank advances	55,125	114,501
Long-term debt	150,146	150,066
Accrued expenses and other liabilities	32,171	43,803

Total liabilities	6,807,681	7,037,593
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $1 par value; 10,000,000 shares authorized;
Series A, $10 stated value; 21,700 shares issued and outstanding	217	217
Series B, $1,000 stated value; 180,000 shares issued and outstanding	175,711	174,408
Common stock, $1 par value; 100,000,000 shares authorized; 94,685,003 and 94,045,603 shares issued	94,685	94,046
Common stock issuable; 336,437 and 221,906 shares	3,894	3,597
Capital surplus	665,496	622,034
(Accumulated deficit) retained earnings	(335,567)	20,384
Accumulated other comprehensive income	31,079	47,635

Total shareholders’ equity	635,515	962,321

Total liabilities and shareholders’ equity	$7,443,196	$7,999,914

See accompanying notes to consolidated financial statements

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Shareholders’ Equity
For the Years Ended December 31, 2010, 2009 and 2008
(in thousands, except share and per share data)

						Retained Earnings (Accumulated Deficit)		Accumulated Other Comprehensive Income
				Common Stock Issuable
	Preferred Stock		Common Stock		Capital Surplus		Treasury Stock
	Series A	Series B							Total
Balance, December 31, 2007	$258	$-	$48,809	$2,100	$462,881	$347,391	$(43,798)	$14,261	$831,902
Comprehensive loss:
Net loss						(63,450)			(63,450)
Other comprehensive income:
Unrealized holding gains on available for sale securities (net of deferred tax expense of $5,442)								8,912	8,912
Reclassification adjustment for gains on securities available for sale included in fee revenue (net of tax expense of $512)								(803)	(803)
Unrealized gains on derivative financial instruments qualifying as cash flow hedges (net of deferred tax expense of $22,439)								35,244	35,244
Reclassification adjustment for gains on terminated floor contracts (net of tax expense of $1,932)								(3,035)	(3,035)
Comprehensive loss						(63,450)		40,318	(23,132)
Issuance of Series B preferred stock (180,000 shares)		173,097			6,903				180,000
Issuance of warrants attached to trust preferred securities					392				392
Cash dividends declared on common stock ($.18 per share)						(8,465)			(8,465)
Stock dividends declared on common stock (723,814 shares)					(8,663)	(9,347)	17,934		(76)
Exercise of stock options, net of shares exchanged (80,838 shares)					(1,257)		2,277		1,020
Common stock issued to Dividend Reinvestment Plan and employee benefit plans (281,501 shares)					(3,259)		6,648		3,389
Amortization of stock options and restricted stock					3,859				3,859
Vesting of restricted stock awards (15,662 shares issued, 8,700 shares deferred)				264	(639)		375		-
Deferred compensation plan, net, including dividend equivalents				658					658
Shares issued from deferred compensation plan (4,214 shares)				(114)	15		99		-
Tax benefit from options exercised					476				476
Cash dividends on Series A preferred stock ($.60 per share)						(16)			(16)
Cash dividends on Series B preferred stock (5%)		83				(708)			(625)
Balance, December 31, 2008	258	173,180	48,809	2,908	460,708	265,405	(16,465)	54,579	989,382
Comprehensive loss:
Net loss						(228,327)			(228,327)
Other comprehensive income:
Unrealized holding gains on available for sale securities (net of deferred tax expense of $9,635)								16,277	16,277
Reclassification adjustment for gains on securities available for sale included in fee revenue (net of tax expense of $1,072)								(1,684)	(1,684)
Unrealized losses on derivative financial instruments qualifying as cash flow hedges (net of deferred tax benefit of $13,712)								(21,537)	(21,537)
Comprehensive loss						(228,327)		(6,944)	(235,271)
Retirement of Series A preferred stock (4,100 shares)	(41)								(41)
Stock dividends declared on common stock (1,111,522 shares)			482		(6,731)	(6,452)	12,649		(52)
Exercise of stock options, net of shares exchanged (437 shares)					(6)		8		2
Common stock issued to Dividend Reinvestment Plan and employee benefit plans (401,101 shares)			248		(1,528)		3,434		2,154
Common stock issued (44,505,000 shares)			44,505		166,584				211,089
Amortization of stock options and restricted stock					3,704				3,704
Vesting of restricted stock awards (12,447 shares issued, 18,281 shares deferred)			2	446	(688)		240		-
Deferred compensation plan, net, including dividend equivalents				398					398
Shares issued from deferred compensation plan (5,687 shares)				(155)	21		134		-
Tax on option exercise and restricted stock vesting					(30)				(30)
Cash dividends on Series A preferred stock ($.60 per share)						(14)			(14)
Cash dividends on Series B preferred stock (5%)		1,228				(10,228)			(9,000)
Balance, December 31, 2009	217	174,408	94,046	3,597	622,034	20,384	-	47,635	962,321
Comprehensive loss:
Net loss						(345,635)			(345,635)
Other comprehensive income:
Unrealized holding losses on available for sale securities (net of deferred tax benefit of $3,165)								(4,986)	(4,986)
Reclassification adjustment for gains on securities available for sale included in fee revenue (net of tax expense of $993)								(1,559)	(1,559)
Unrealized losses on derivative financial instruments qualifying as cash flow hedges (net of deferred tax benefit of $6,373)								(10,011)	(10,011)
Comprehensive loss						(345,635)		(16,556)	(362,191)
Issuance of equity instruments in private equity transaction					39,813				39,813
Common stock issued to Dividend Reinvestment Plan and employee benefit plans (608,883 shares)			609		1,226				1,835
Amortization of stock options and restricted stock					2,459				2,459
Vesting of restricted stock awards (10,565 shares issued, 41,522 shares deferred)			10	607	(617)				-
Deferred compensation plan, net, including dividend equivalents				295					295
Shares issued from deferred compensation plan (19,952 shares)			20	(605)	581				(4)
Cash dividends on Series A preferred stock ($.60 per share)						(13)			(13)
Cash dividends on Series B preferred stock (5%)		1,303				(10,303)			(9,000)
Balance, December 31, 2010	$217	$175,711	$94,685	$3,894	$665,496	$(335,567)	$-	$31,079	$635,515

See accompanying notes to consolidated financial statements

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Consolidated Statement of Cash Flows
For the Years Ended December 31, 2010, 2009 and 2008
(in thousands)

	2010	2009	2008
Operating activities:
Net loss	$(345,635)	$(228,327)	$(63,450)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and accretion	16,388	14,553	14,848
Provision for loan losses	223,000	310,000	184,000
Goodwill impairment charges	210,590	95,000	-
Stock based compensation	2,459	3,704	3,859
Deferred income tax benefit	(87,455)	(49,992)	(13,576)
Securities gains, net	(2,552)	(2,756)	(1,315)
Losses on sale of other assets	81	89	14
Losses on prepayment of borrowings	2,233	-	2,714
Losses on sale and write downs of foreclosed property	49,326	17,881	12,415
Gain from sale of subsidiary	(2,110)	-	-
Gain from acquisition	-	(11,390)	-
Loss on sale of nonperforming assets	45,349	-	-
Change in assets and liabilities:
Other assets and accrued interest receivable	53,362	(15,657)	212
Accrued expenses and other liabilities	(8,406)	16,348	(26,079)
Mortgage loans held for sale	(5,682)	(9,892)	7,670
Net cash provided by operating activities	150,948	139,561	121,312

Investing activities:
Investment in securities held to maturity:
Proceeds from maturities and calls of securities held to maturity	102,567	-	-
Purchases of securities held to maturity	(55,513)	-	-
Investment securities available for sale:
Proceeds from sales of securities available for sale	75,528	328,968	162,679
Proceeds from maturities and calls of securities available for sale	779,963	693,064	464,672
Purchases of securities available for sale	(872,513)	(884,815)	(820,665)
Net decrease (increase) in loans	188,040	62,964	(47,870)
Purchases of premises and equipment	(7,128)	(14,868)	(11,393)
Proceeds from sales of premises and equipment	103	634	535
Net cash received from sale of subsidiary	2,842	-	-
Net cash received from acquisition	-	63,617	-
Net cash received from sale of nonperforming assets	20,618	-	-
Proceeds from sale of foreclosed property	111,222	154,381	78,973
Net cash provided by (used in) investing activities	345,729	403,945	(173,069)

Financing activities, net of effects of business combinations:
Net change in deposits	(154,902)	(682,236)	927,673
Net change in federal funds purchased, repurchase agreements and other short-term borrowings	(322)	(9,692)	(488,051)
Repayment of line of credit	-	-	(42,000)
Proceeds from issuance of trust preferred securities	-	-	12,967
Proceeds from new FHLB advances	-	330,000	400,000
Repayments of FHLB advances	(61,181)	(503,322)	(686,714)
Proceeds from issuance of subordinated debt	-	-	30,000
Proceeds from issuance of common stock for dividend reinvestment and employee benefit plans	1,831	2,154	3,389
Proceeds from issuance of common stock	-	211,089	-
Proceeds from exercise of stock options	-	2	1,020
Retirement of Series A preferred stock	-	(41)	-
Proceeds from issuance of Series B preferred stock	-	-	180,000
Cash dividends on common stock	-	-	(12,713)
Cash dividends on Series A preferred stock	(13)	(14)	(16)
Cash dividends on Series B preferred stock	(9,000)	(8,500)	-
Net cash (used in) provided by financing activities	(223,587)	(660,560)	325,555

Net change in cash and cash equivalents	273,090	(117,054)	273,798

Cash and cash equivalents at beginning of year	376,367	493,421	219,623

Cash and cash equivalents at end of year	$649,457	$376,367	$493,421

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

Organization and Basis of Presentation
At December 31, 2010, United was a bank holding company whose business was conducted by its wholly-owned commercial bank subsidiary (the “Bank”). United is subject to regulation under the Bank Holding Company Act of 1956. The consolidated financial statements include the accounts of United Community Banks, Inc., the Bank and other wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

The Bank is a Georgia state chartered commercial bank that serves markets throughout north Georgia, coastal Georgia, the Atlanta, Georgia MSA, the Gainesville, Georgia MSA, western North Carolina and east Tennessee and provides a full range of banking services. The Bank is insured and subject to the regulation of the Federal Deposit Insurance Corporation (“FDIC”) and is also subject to the regulation of the Georgia Department of Banking and Finance.

Use of Estimates
In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the balance sheet and revenue and expenses for the years then ended. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change are the determination of the allowance for loan losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, the valuation of goodwill and separately identifiable intangible assets associated with mergers and acquisitions and the valuation of deferred tax assets.

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

Discontinued Operations
Effective March 31, 2010, United completed the sale if its consulting subsidiary, Brintech, Inc. (“Brintech”).  The sales price was $2.9 million with United covering certain costs related to the sale transaction resulting in a net, pre-tax gain of $2.1 million.  As a result of the sale, Brintech is presented in the consolidated statement of operations as a discontinued operation with all revenue and expenses related to the sold operations deconsolidated from the consolidated statement of operations for all periods presented.  The results of operations from Brintech are reported on a separate line on the consolidated statement of operations titled “(Loss) income from discontinued operations, net of income taxes.”  The gain from the sale, net of income taxes and selling costs, is presented on a separate line titled “Gain from sale of subsidiary, net of income taxes and selling costs.”

Cash and Cash Equivalents
Cash equivalents include amounts due from banks, interest-bearing deposits in banks, federal funds sold, commercial paper and short-term investments and are carried at cost.  Federal funds are generally sold for one-day periods, interest-bearing deposits in banks are available on demand and commercial paper investments mature within a period of less than 30 days.

Investment Securities
United classifies its securities in one of three categories: held to maturity, available for sale, or trading. Trading securities are bought and held principally for the purpose of selling them in the near term.  Held to maturity securities are those securities for which United has the ability and intent to hold until maturity. All other securities are classified as available for sale.  In 2010, United transferred securities with a fair value of $315 million from available for sale to held to maturity.  The securities were transferred at their fair value on the date of transfer.  The unrealized gain of $7.1 million on the transferred securities on the date of transfer is being amortized into interest revenue as an adjustment to the yield on those securities over the remaining life of the transferred securities.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)	Summary of Significant Accounting Policies, continued
Investment Securities, continued
Held to maturity securities are recorded at cost, adjusted for the amortization or accretion of premiums or discounts. Available for sale securities are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, on available for sale securities are excluded from net income and are reported in other comprehensive income as a separate component of shareholders’ equity until realized. Transfers of securities between categories are recorded at fair value at the date of transfer. Unrealized holding gains or losses associated with transfers of securities from available for sale to held to maturity are included in the balance of accumulated other comprehensive income in the consolidated balance sheet. These unrealized holding gains or losses are amortized into income over the remaining life of the security as an adjustment to the yield in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security.

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

Federal Home Loan Bank (“FHLB”) stock is included in other assets at its original cost basis, as cost approximates fair value as there is no ready market for such investments.

Mortgage Loans Held for Sale
Mortgage loans held for sale are carried at the lower of aggregate cost or market value. The amount by which cost exceeds market value is accounted for as a valuation allowance. Changes in the valuation allowance are included in the determination of net income for the period in which the change occurs. No market valuation allowances were required at December 31, 2010 or 2009 since those loans have market values that approximated the recorded basis.

Loans
With the exception of purchased loans that are recorded at fair value on the date of acquisition, loans are stated at principal amount outstanding, net of any unearned revenue and net of any deferred loan fees and costs. Interest on loans is primarily calculated by using the simple interest method on daily balances of the principal amount outstanding.

The accrual of interest is discontinued when a loan becomes 90 days past due and is not both well collateralized and in the process of collection, or when management believes, after considering economic and business conditions and collection efforts, that the principal or interest will not be collectible in the normal course of business. Past due status is based on contractual terms of the loan.  When a loan is placed on nonaccrual status, previously accrued and uncollected interest is charged against interest revenue on loans.  Interest payments are applied to reduce the principal balance on nonaccrual loans.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.  Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

A loan is considered impaired when, based on current events and circumstances, it is probable that all amounts due, according to the contractual terms of the loan, will not be collected. Impaired loans are measured based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, at the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent.  Interest revenue on impaired loans is discontinued when the loans meet the criteria for nonaccrual status described above.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not considered impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

Concentration of Credit Risk:  Most of United’s business activity is with customers located within the markets where it has banking operations.  Therefore, United’s exposure to credit risk is significantly affected by changes in the economy within its markets.  More than 85% of United’s loan portfolio is secured by real estate and is therefore susceptible to changes in real estate valuations.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)	Summary of Significant Accounting Policies, continued
Loans, continued
Certain Purchased Loans:  United from time to time purchases loans, primarily through business combination transactions.  Some of those purchased loans show evidence of credit deterioration since origination.  Purchased loans are recorded at their estimated fair value such that there is no carryover of the seller’s allowance for loan losses.  After acquisition, further losses are recognized by an increase in the allowance for loan losses.

Such purchased loans are accounted for individually or aggregated into pools of loans based on common risk characteristics such as the type of loan.  United estimates the amount and timing of expected cash flows for each purchased loan or pool and the expected cash flows in excess of the amount paid is recorded as interest income over the remaining life of the loan or pool (accretable yield).  The excess of the loan’s or pool’s contractual principal and interest over expected cash flows is not recorded (nonaccretable difference).

Over the life of the loan or pool, expected cash flows continue to be estimated.  If the present value of expected cash flows is less than the carrying amount, a loss is recorded.  If the present value of expected cash flows is greater than the carrying amount, it is recognized as part of future interest revenue.

Allowance for Loan Losses
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

The allowance is composed of general reserves and specific reserves.  General reserves are determined by applying loss percentages to the individual loan categories that are based on actual historical loss experience.  United uses an eight-quarter weighted average historical loss rate for each major loan category, weighted toward the most recent quarters’ losses.  Additionally, the general economic and business conditions affecting key lending areas, credit quality trends, collateral values, loan volumes and concentrations, seasoning of the loan portfolio, the findings of internal and external credit reviews and results from external bank regulatory examinations are considered in this evaluation.  The need for specific reserves is evaluated on impaired loan relationships greater than $500,000.  The specific reserves are determined on a loan-by-loan basis based on management’s evaluation of United’s exposure for each credit, given the current payment status of the loan and the value of any underlying collateral.  Loans for which specific reserves are provided are excluded from the calculation of general reserves.

For purposes of determining general reserves, United segments the loan portfolio into broad categories with similar risk elements.  Those categories and their specific risks are described below.

Commercial (secured by real estate) – Loans in this category are susceptible to declines in general economic conditions and occupancy rates.  Business failure, lack of a suitable alternative use for the property and environmental contamination are also risks common to this segment of the loan portfolio.

Commercial (commercial and industrial) – Risks to this loan category include industry concentrations and the inability to monitor the condition of the collateral which often consists of inventory, accounts receivable and other non real estate assets.  Equipment and inventory obsolescence can also pose a risk.  Declines in general economic conditions and other events can cause cash flows to fall to levels insufficient to service debt.

Commercial construction – Risks common to commercial construction loans are cost overruns, changes in market demand for property and inadequate long-term financing arrangements.

Residential construction – Residential construction loans are susceptible to the same risks as commercial construction loans.  Changes in market demand for property leads to longer marketing times resulting in higher carrying costs and declining values.

Residential mortgage – Residential mortgage loans are susceptible to weakening general economic conditions and increases in unemployment rates.  Declining real estate values can reduce or eliminate the borrower’s home equity which can be particularly troubling for home equity lines.

Consumer installment – Risks common to consumer installment loans include unemployment and changes in local economic conditions as well as the inability to monitor collateral consisting of personal property.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)	Summary of Significant Accounting Policies, continued
Allowance for Loan Losses, continued
Management prepares a quarterly analysis of the allowance for loan losses and material deficiencies are adjusted by increasing the provision for loan losses. Management has an internal loan review department that is independent of the lending function to challenge and corroborate the loan grading system and provide additional analysis used in determining the adequacy of the allowance for loan losses.  Management also outsources loan review on a rotating basis to ensure objectivity in the loan review process.

Management believes the allowance for loan losses is appropriate at December 31, 2010.  While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review United’s allowance for loan losses. Such agencies may require United to recognize additions or deductions to the allowance based on their judgment and information available to them at the time of their examination.

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

Goodwill and Other Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in a business combination.  Goodwill and other intangible assets deemed to have an indefinite useful life are not amortized but instead are subject to an annual review for impairment.  Impairment tests may be performed more often if events or circumstances indicate impairment may exist.

Also in connection with business combinations involving banks and branch locations, United generally records core deposit intangibles representing the value of the acquired core deposit base.  Core deposit intangibles are amortized over the estimated useful life of the deposit base, generally on a straight-line or accelerated basis not exceeding 10 years.  The remaining useful lives of core deposit intangibles are evaluated periodically to determine whether events and circumstances warrant a revision to the remaining period of amortization.

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

Transfers of Financial Assets
Transfers of financial assets are accounted for as sales when control over the assets has been relinquished.  Control over transferred assets is deemed to be surrendered when the assets have been isolated from United, the transferee obtains the right, free of conditions that constrain it from taking advantage of that right, to pledge or exchange the transferred assets and United does not maintain effective control over the transferred assets through an agreement to repurchase them before maturity.

FHLB Stock
United Community Bank is a member of the FHLB system.  Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts.  FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on the ultimate recovery of par value.  Both cash and stock dividends are reported as income.  United’s FHLB stock is included in the balance of “other assets” in the consolidated balance sheet.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)	Summary of Significant Accounting Policies, continued
Bank Owned Life Insurance
United has purchased life insurance policies on certain key executives and members of management.  Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other changes or other amounts due that are probable at settlement.

Loan Commitments and Related Financial Instruments
Financial instruments include off-balance sheet credit instruments such as commitments to make loans and commercial letters of credit issued to meet customer financing needs.  The face amount for these items represents the exposure to loss before considering customer collateral or ability to repay.  Such financial instruments are recorded when they are funded.

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

Mortgage Banking Derivatives
Commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are accounted for as free standing derivatives.  Fair values of these mortgage derivatives are estimated based on changes in mortgage interest rates from the date the interest rate on the loan is locked.  United enters into forward commitments for the future delivery of mortgage loans when interest rate locks are entered into in order to hedge the change in interest rates resulting from its commitments to fund the loans.  United’s forward commitments for the future delivery of mortgage loans are based on United’s “best efforts” and therefore United is not penalized if a loan is not delivered to the investor if the loan did not get originated.  Changes in the fair values of these derivatives generally offset each other and are included in “mortgage loan and other related fees” in the consolidated statement of operations.

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

Earnings Per Common Share
Basic earnings per common share is net loss available to common shareholders divided by the weighted average number of common shares outstanding during the period.  All outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends are considered participating securities for this calculation.  Additionally, shares issuable to participants in United’s deferred compensation plan are considered to be participating securities for purposes of calculating basic earnings per share.  Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options, warrants and securities convertible into common stock.

Loss Contingencies
Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.  Management does not believe there are such matters that will have a material effect on the financial statements.

Restrictions on Cash
A portion of the cash on hand and on deposit with the Federal Reserve Bank was required to meet regulatory reserve requirements.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)	Summary of Significant Accounting Policies, continued
Dividend Restrictions
Banking regulations require maintaining certain capital levels and may limit dividends paid by the Bank to United or by United to shareholders.  United is currently required to obtain approval of the Federal Reserve Bank before declaring any dividends from the holding company.

Fair Value of Financial Instruments
Fair values of financial instruments are estimated using relevant market information and other assumptions as more fully disclosed in Note 22.  Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items.  Changes in assumptions or in market conditions could significantly affect these estimates.

Stock-Based Compensation
United uses the fair value method of recognizing expense for stock-based compensation based on the fair value of option and restricted stock awards at the date of grant as prescribed by Accounting Standards Codification Topic 781-10 Compensation-Stock Compensation.

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

Reclassifications
Certain 2009 and 2008 amounts have been reclassified to conform to the 2010 presentation.

(2)	Accounting Standards Updates
In December 2010, the FASB issued Accounting Standards Update No. 2010-27, Fees Paid to the Federal Government by Pharmaceutical Manufacturers (“ASU No. 2010-27”).  ASU No. 2010-27 provides guidance on how pharmaceutical manufacturers should recognize and classify fees mandated by the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act. This guidance is effective for calendar years beginning after December 31, 2010, and is not applicable to United.

In December 2010, the FASB issued Accounting Standards Update No. 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (“ASU No. 2010-28”).  ASU No. 2010-28 requires entities with reporting units with zero or negative carrying amounts to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  In doing so, entities should consider whether there are any adverse qualitative factors indicating that an impairment may exist.  For public companies this guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  ASU No. 2010-28 is currently not applicable to United, as it has no remaining goodwill balance as of December 31, 2010.

In December 2010, the FASB issued Accounting Standards Update No. 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU No. 2010-29”).  ASU No. 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  ASU No. 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  It is not expected to have a material impact on United’s results of operations, financial position or disclosures.

In January 2011, the FASB issued Accounting Standards Update No. 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20 (“ASU No. 2011-01”).  ASU No. 2011-01 temporarily delays the effective date of the disclosures surrounding troubled debt restructurings in Update 2010-20 for public companies.   The FASB is deliberating on what constitutes a troubled debt restructuring and will coordinate that guidance with the effective date of the new disclosures, which is anticipated to be effective for interim and annual periods ending after June 15, 2011.   It is not expected to have a material impact on United’s results of operations, financial position, or disclosures.

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

Under the loss sharing agreements, the portion of the losses expected to be indemnified by the FDIC is considered an indemnification asset in accordance with ASC 805, Business Combinations.  The indemnification asset, referred to as “estimated loss reimbursement from the FDIC” is included in the balance of “assets covered by loss sharing agreements with the FDIC” on the consolidated balance sheet.  The indemnification asset was recognized at fair value, which was estimated at the acquisition date based on the terms of the loss sharing agreement, which calls for the FDIC to reimburse 80 percent of the losses on acquired loans and foreclosed properties up to $109 million, and 95 percent of any losses that exceed $109 million.   The indemnification asset is expected to be collected over a four year average life.  No valuation allowance was required.

Loans, foreclosed property and the estimated FDIC reimbursement resulting from the loss share agreements with the FDIC are reported as “assets covered by loss sharing agreements with the FDIC” in the consolidated balance sheet.

The table below shows the components of covered assets at December 31, 2010 (in thousands):

Assets Covered by Loss Sharing Agreements with the FDIC	Purchased Impaired Loans	Other Purchased Loans	Other	Total

Construction	$2,925	$13,496	$-	$16,421
Commercial (secured by real estate)	-	36,982	-	36,982
Residential mortgage	145	9,177	-	9,322
Commercial & industrial	-	5,119	-	5,119
Consumer	8	343	-	351
Total covered loans	3,078	65,117	-	68,195
Covered foreclosed property	-	-	31,976	31,976
Estimated loss reimbursement from the FDIC	-	-	31,716	31,716
Total covered assets	$3,078	$65,117	$63,692	$131,887

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(3)	Mergers and Acquisitions, continued
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

Core deposit intangibles related to this acquisition are being amortized over a period of 10 years.

(4)	Cash Flows
United paid approximately $112 million, $177 million and $227 million in interest on deposits and other borrowings during 2010, 2009 and 2008, respectively.  In connection with United’s 2009 acquisition of SCB, assets with a fair value of $378 million were acquired and liabilities totaling approximately $367 million were assumed.

During 2010, 2009 and 2008, non-accrual loans having a value of $238 million, $240 million and $132 million, respectively, were transferred to foreclosed property.  Also, during 2010, 2009 and 2008, United financed the sale of foreclosed properties with loans totaling $56.9 million, $10.8 million and $10.5 million, respectively.  Loans made by United to finance the sale of foreclosed property were made on terms substantially the same as other loans made by United.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(5)	Investment Securities
In 2010, securities available for sale with a fair value of $315 million were transferred to held to maturity.  The securities were transferred at their fair value on the date of transfer.  The unrealized gain of $7.1 million on the transferred securities on the date of transfer is being amortized into interest revenue as an adjustment to the yield on those securities over the remaining life of the transferred securities.  The cost basis, unrealized gains and losses, and fair value of securities held to maturity at December 31, 2010 are listed below (in thousands).  There were no securities held to maturity at December 31, 2009.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
As of December 31, 2010	Cost	Gains	Losses	Value

U.S. Government agencies	$11,939	$79	$-	$12,018
State and political subdivisions	47,007	416	1,005	46,418
Mortgage-backed securities (1)	206,861	2,700	9	209,552

Total	$265,807	$3,195	$1,014	$267,988

(1) All are residential type mortgage-backed securities

The cost basis, unrealized gains and losses, and fair value of securities available for sale at December 31, 2010 and 2009 are listed below (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
As of December 31, 2010	Cost	Gains	Losses	Value

U.S. Government agencies	$99,969	$67	$1,556	$98,480
State and political subdivisions	27,600	878	36	28,442
Mortgage-backed securities (1)	963,475	29,204	1,671	991,008
Other	107,811	192	1,516	106,487

Total	$1,198,855	$30,341	$4,779	$1,224,417

As of December 31, 2009

U.S. Government agencies	$248,425	$214	$2,173	$246,466
State and political subdivisions	62,046	1,371	124	63,293
Mortgage-backed securities (1)	1,156,035	43,007	1,820	1,197,222
Other	22,701	382	17	23,066

Total	$1,489,207	$44,974	$4,134	$1,530,047

(1) All are residential type mortgage-backed securities

The following summarizes securities held to maturity in an unrealized loss position as of December 31, 2010 (in thousands):

	Less than 12 Months		12 Months or More		Total
As of December 31, 2010	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

State and political subdivisions	$28,949	$1,005	$-	$-	$28,949	$1,005
Mortgage-backed securities	1,951	9	-	-	1,951	9
Total unrealized loss position	$30,900	$1,014	$-	$-	$30,900	$1,014

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(5)	Investment Securities, continued
The following summarizes securities available for sale in an unrealized loss position as of December 31, 2010 and 2009 (in thousands):

	Less than 12 Months		12 Months or More		Total
As of December 31, 2010	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Government agencies	$68,412	$1,556	$-	$-	$68,412	$1,556
State and political subdivisions	1,082	30	12	6	1,094	36
Mortgage-backed securities	59,505	1,630	2,799	41	62,304	1,671
Other	69,985	1,516	-	-	69,985	1,516
Total unrealized loss position	$198,984	$4,732	$2,811	$47	$201,795	$4,779

As of December 31, 2009

U.S. Government agencies	$151,838	$2,173	$-	$-	$151,838	$2,173
State and political subdivisions	2,348	47	2,792	77	5,140	124
Mortgage-backed securities	84,024	838	22,358	982	106,382	1,820
Other	-	-	493	17	493	17
Total unrealized loss position	$238,210	$3,058	$25,643	$1,076	$263,853	$4,134

At December 31, 2010, there were 24 available for sale securities and 46 held to maturity securities that were in an unrealized loss position. United does not intend to sell nor believes it will be required to sell securities in an unrealized loss position prior to the recovery of its amortized cost basis.  Unrealized losses at December 31, 2010 and 2009 were primarily attributable to changes in interest rates.

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, among other factors. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analyst’s reports.  During 2010 and 2009, United recorded impairment losses of $950,000 and $1.2 million, respectively, on investments in financial institutions that failed or otherwise showed evidence of other-than-temporary impairment.  No impairment charges were recognized during 2008.

Realized gains and losses are derived using the specific identification method for determining the cost of the securities sold.

The following summarizes securities sales activities for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	2010	2009	2008

Proceeds from sales	$75,528	$328,968	$162,679

Gross gains on sales	$3,751	$5,291	$1,419
Gross losses on sales	(249)	(1,291)	(104)
Impairment losses	(950)	(1,244)	-

Net gains on sales of securities	$2,552	$2,756	$1,315

Income tax expense attributable to sales	$993	$1,072	$512

At year-end 2010 and 2009, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(5)	Investment Securities, continued
The amortized cost and fair value of available for sale and held to maturity securities at December 31, 2010, by contractual maturity, are presented in the following table (in thousands)

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

U.S. Government agencies:
1 to 5 years	$10,000	$10,044	$-	$-
5 to 10 years	76,391	75,673	11,939	12,018
More than 10 years	13,578	12,763	-	-
	99,969	98,480	11,939	12,018

State and political subdivisions:
Within 1 year	2,645	2,658	-	-
1 to 5 years	14,819	15,279	1,002	992
5 to 10 years	8,788	9,175	21,500	21,666
More than 10 years	1,348	1,330	24,505	23,760
	27,600	28,442	47,007	46,418

Other:
Within 1 year	4,408	4,424	-	-
1 to 5 years	9,900	9,900	-	-
5 to 10 years	90,051	89,411	-	-
More than 10 years	3,452	2,752	-	-
	107,811	106,487	-	-

Total securities other than mortgage-backed securities:
Within 1 year	7,053	7,082	-	-
1 to 5 years	34,719	35,223	1,002	992
5 to 10 years	175,230	174,259	33,439	33,684
More than 10 years	18,378	16,845	24,505	23,760

Mortgage-backed securities	963,475	991,008	206,861	209,552

	$1,198,855	$1,224,417	$265,807	$267,988

Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

At both December 31, 2010 and 2009, securities with a carrying value of $1.43 billion and $1.49 billion, respectively, were pledged to secure public deposits and FHLB advances.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(6)	Loans and Allowance for Loan Losses
Major classifications of loans at December 31, 2010 and 2009 are summarized as follows (in thousands):

	2010	2009

Commercial (secured by real estate)	$1,761,424	$1,779,398
Commercial (commercial and industrial)	441,518	390,520
Commercial construction	296,582	362,566
Total commercial	2,499,524	2,532,484
Residential construction	695,166	1,050,065
Residential mortgage	1,278,780	1,427,198
Consumer installment	130,656	141,729

Total loans	4,604,126	5,151,476

Less allowance for loan losses	174,695	155,602

Loans, net	$4,429,431	$4,995,874

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

Changes in the allowance for loan losses are summarized as follows (in thousands):

	2010	2009	2008
Balance beginning of period	$155,602	$122,271	$89,423
Provision for loan losses	223,000	310,000	184,000
Charge-offs:
Commercial (commercial and industrial)	10,837	11,322	5,197
Commercial (secured by real estate)	33,593	21,796	5,843
Commercial construction	9,993	9,908	1,796
Residential construction	136,666	219,168	123,771
Residential mortgage	28,806	18,997	12,995
Consumer installment	4,828	5,115	3,275
Total loans charged-off	224,723	286,306	152,877
Recoveries:
Commercial (commercial and industrial)	1,762	5,397	61
Commercial (secured by real estate)	1,167	520	72
Commercial construction	431	12	4
Residential construction	15,370	2,253	653
Residential mortgage	867	411	224
Consumer installment	1,219	1,044	711
Total recoveries	20,816	9,637	1,725
Net charge-offs	203,907	276,669	151,152

Balance end of period	$174,695	$155,602	$122,271

At December 31, 2010 and 2009, loans with a carrying value of $1.02 billion and $1.54 billion were pledged as collateral to secure FHLB advances and other contingent funding sources.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(6)	Loans and Allowance for Loan Losses, continued
The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2010 (in thousands).

	Commercial (Secured by Real Estate)	Commercial (Commercial and Industrial)	Commercial Construction	Residential Construction	Residential Mortgage	Consumer Installment	Unallocated	Total
Allowance for loan losses:
Ending allowance attributable to loans:
Individually evaluated for impairment	$268	$-	$-	$644	$137	$-	$-	$1,049
Collectively evaluated for impairment	30,923	7,580	6,780	91,927	22,168	3,030	11,238	173,646
Total ending allowance balance	$31,191	$7,580	$6,780	$92,571	$22,305	$3,030	$11,238	$174,695
Loans:
Individually evaluated for impairment	$41,818	$5,874	$20,311	$39,505	$15,468	$-	$-	$122,976
Collectively evaluated for impairment	1,719,606	435,644	276,271	655,661	1,263,312	130,656	-	4,481,150
Total loans	$1,761,424	$441,518	$296,582	$695,166	$1,278,780	$130,656	$-	$4,604,126

In the ordinary course of business, the Bank grants loans to executive officers, and directors of the holding company and the Bank, including their immediate families and companies with which they are associated.  Management believes that such loans are made on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other customers.  The following is a summary of such loans outstanding and the activity in these loans for the year ended December 31, 2010 (in thousands):

Balances at December 31, 2009	$20,832
New loans and advances	6,948
Repayments	(13,405)
Renewals	-
Adjustment for changes in executive officers and directors	(2,199)

Balances at December 31, 2010	$12,176

United reviews all loans that are on nonaccrual with a balance greater than $500,000 for impairment.  A loan is considered impaired when, based on current events and circumstances, it is probable that all amounts due, according to the contractual terms of the loan, will not be collected.  Impaired loans are measured based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, at the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent.  Interest payments received on impaired loans are applied as a reduction of the outstanding principal balance.

Impaired loans at December 31, 2010 and 2009 were as follows (in thousands).

	2010	2009

Year-end loans with no allocated allowance for loan losses	$115,338	$182,154
Year-end loans with allocated allowance for loan losses	7,638	16,102
Total	$122,976	$198,256

Amount of allowance for loan losses allocated	$1,049	$2,979

The average balances of impaired loans and income recognized on impaired loans while they were considered impaired is presented below for the last three years (in thousands).

	2010	2009	2008

Average of individually impaired loans during year	$170,039	$229,109	$97,072
Interest income recognized during impairment	-	-	-
Cash-basis interest income recognized	-	-	-

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(6)	Loans and Allowance for Loan Losses, continued
The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2010 (in thousands).

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated

With no related allowance recorded:
Commercial (secured by real estate)	$60,238	$39,588	$-
Commercial (commercial and industrial)	10,115	5,874	-
Commercial construction	33,898	20,311	-
Total commercial	104,251	65,773	-
Residential construction	59,502	34,597	-
Residential mortgage	21,528	14,968	-
Consumer installment	-	-	-
Total with no related allowance recorded	185,281	115,338	-

With an allowance recorded:
Commercial (secured by real estate)	2,230	2,230	268
Commercial (commercial and industrial)	-	-	-
Commercial construction	-	-	-
Total commercial	2,230	2,230	268
Residential construction	14,480	4,908	644
Residential mortgage	500	500	137
Consumer installment	-	-	-
Total with an allowance recorded	17,210	7,638	1,049
Total	$202,491	$122,976	$1,049

There were no loans more than 90 days past due and still accruing interest.  Nonaccrual loans at December 31, 2010 and 2009 were $179 million and $264 million, respectively.  Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days and still accruing by loan class as of December 31, 2010 (in thousands).

	Nonaccrual	Loans Past Due Over 90 Days Still Accruing

Commercial (secured by real estate)	$44,927	$-
Commercial (commercial and industrial)	5,611	-
Commercial construction	21,374	-
Total commercial	71,912	-
Residential construction	54,505	-
Residential mortgage	51,083	-
Consumer installment	1,594	-
Total	$179,094	$-

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(6)	Loans and Allowance for Loan Losses, continued
The following table presents the aging of the recorded investment in past due loans as of December 31, 2010 by class of loans (in thousands).

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total

Commercial (secured by real estate)	$10,697	$3,672	$19,457	$33,826	$1,727,598	$1,761,424
Commercial (commercial and industrial)	2,016	2,620	3,092	7,728	433,790	441,518
Commercial construction	4,616	2,917	9,189	16,722	279,860	296,582
Total commercial	17,329	9,209	31,738	58,276	2,441,248	2,499,524
Residential construction	13,599	5,158	34,673	53,430	641,736	695,166
Residential mortgage	24,375	7,780	38,209	70,364	1,208,416	1,278,780
Consumer installment	2,104	462	808	3,374	127,282	130,656
Total loans	$57,407	$22,609	$105,428	$185,444	$4,418,682	$4,604,126

United has allocated $173,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2010.  United has committed to lend additional amounts totaling up to $1.17 million as of December 31, 2010 to customers with outstanding loans that are classified as troubled debt restructurings.

The following table presents additional information on troubled debt restructurings including the number of loan contracts restructured and the pre and post modification recorded investment.  Also included in the table are the number of contracts and the recorded investment for those troubled debt restructurings that have subsequently defaulted (dollars in thousands).

	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Troubled Debt Restructurings That Have Subsequently Defaulted
				Number of Contracts	Recorded Investment

Commercial (secured by real estate)	41	$40,649	$36,759	3	$1,402
Commercial (commercial and industrial)	7	645	364	1	7
Commercial construction	16	37,980	37,067	2	1,083
Total commercial	64	79,274	74,190	6	2,492
Residential construction	63	22,012	20,782	11	2,028
Residential mortgage	43	6,574	6,285	4	324
Consumer installment	7	124	124	-	-
Total loans	177	$107,984	$101,381	21	$4,844

United categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as:  current financial information, historical payment experience, credit documentation, public information, current economic trends, among other factors.  United analyzes loans individually by classifying the loans as to credit risk.  This analysis is performed on a continuous basis.  United uses the following definitions for its risk ratings:

Watch.  Weakness exists that could cause future impairment, including the deterioration of financial ratios, past due status and questionable management capabilities.  Collateral values generally afford adequate coverage, but may not be immediately marketable.

Substandard.  Specific and well-defined weaknesses exist that may include poor liquidity and deterioration of financial ratios.  The loan may be past due and related deposit accounts experiencing overdrafts.  Immediate corrective action is necessary.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(6)	Loans and Allowance for Loan Losses, continued
Doubtful.  Specific weaknesses characterized as Substandard that are severe enough to make collection in full unlikely.  There is no reliable secondary source of full repayment.

Loss.  Loans categorized as Loss have the same characteristics as Doubtful however probability of loss is certain.  Loans classified as such are generally charged-off.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.  Loans listed as not rated are generally new loans that have not yet been assigned a grade.  As of December 31, 2010, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands).

	Pass	Watch	Substandard	Doubtful / Loss	Not Rated	Total

Commercial (secured by real estate)	$1,475,992	$82,762	$201,688	$-	$982	$1,761,424
Commercial (commercial and industrial)	403,986	15,153	22,379	-	-	441,518
Commercial construction	174,049	10,413	112,120	-	-	296,582
Total commercial	2,054,027	108,328	336,187	-	982	2,499,524
Residential construction	398,926	82,973	213,267	-	-	695,166
Residential mortgage	1,101,645	38,378	136,915	-	1,842	1,278,780
Consumer installment	122,056	650	4,550	-	3,400	130,656
Total loans	$3,676,654	$230,329	$690,919	$-	$6,224	$4,604,126

(7)	Foreclosed Property
Major classifications of foreclosed properties at December 31, 2010 and 2009 are summarized as follows (in thousands):

	2010	2009

Commercial (secured by real estate)	$25,893	$16,853
Commercial construction	17,808	9,761
Total commercial	43,701	26,614
Residential construction	91,385	82,279
Residential mortgage	23,687	19,310
Total foreclosed property	158,773	128,203
Less valuation allowance	16,565	7,433
Foreclosed property, net	$142,208	$120,770

Balance as a percentage of original loan unpaid principal	64.4%	66.6%

Activity in the valuation allowance for foreclosed property is presented in the following table (in thousands).

	2010	2009	2008

Balance at beginning of year	$7,433	$6,480	$2,904
Additions charged to expense	25,755	9,004	4,379
Direct write downs	(16,623)	(8,051)	(803)
Balance at end of year	$16,565	$7,433	$6,480

Expenses related to foreclosed assets include (in thousands):

	2010	2009	2008

Net loss on sales	$23,571	$8,877	$8,038
Provision for unrealized losses	25,755	9,004	4,379
Operating expenses, net of rental income	16,381	14,484	6,693
Total foreclosed property expense	$65,707	$32,365	$19,110

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(8)	Premises and Equipment
Premises and equipment at December 31, 2010 and 2009 are summarized as follows, (in thousands):

	2010	2009

Land and land improvements	$80,294	$80,377
Buildings and improvements	112,318	110,062
Furniture and equipment	67,296	74,002
Construction in progress	1,486	540

	261,394	264,981

Less accumulated depreciation	83,155	82,943

Premises and equipment, net	$178,239	$182,038

Depreciation expense was approximately $10.6 million, $11.3 million and $11.8 million for 2010, 2009 and 2008, respectively.

United leases certain branch properties and equipment under operating leases.  Rent expense was $2.23 million, $3.25 million and $3.45 million for 2010, 2009 and 2008, respectively.  United does not have any capital leases.  Rent commitments under operating leases, before considering renewal options that generally are present, were as follows (in thousands).

2011	$2,847
2012	2,480
2013	2,410
2014	646
2015	481
Thereafter	2,184
Total	$11,048

(9)	Goodwill and Other Intangible Assets
A summary of changes in goodwill for the years ended December 31, 2010, 2009 and 2008 is presented below, (in thousands):

	2010	2009	2008

Beginning balance	$210,590	$305,590	$306,086
Impairment charges	(210,590)	(95,000)	-
Purchase adjustments	-	-	(496)
Ending balance	$-	$210,590	$305,590

During the first quarter of 2009, United updated its annual goodwill impairment assessment as a result of its stock price falling significantly below tangible book value.  As a result of the updated assessment, goodwill was deemed to be impaired and written down to its estimated fair value.  The impairment charge of $70 million was recognized as an expense in the first quarter of 2009 consolidated statement of operations.  Although conditions in the second quarter of 2009 did not lead management to believe that further impairment existed, due to further weakness in United’s loan portfolio and management’s expectation for higher credit losses, goodwill was tested again for impairment in the third quarter of 2009.  An additional impairment charge of $25 million was taken as a result of the third 2009 quarter assessment.  No impairment was recognized in the fourth quarter as a result of United’s annual goodwill impairment test conducted as of December 31, 2009.  For the year ended December 31, 2009, total goodwill impairment charges amounted to $95 million.

In the third quarter of 2010, United’s falling stock price led management to believe that further goodwill impairment might exist and management performed an interim impairment test.  United’s third quarter impairment test indicated that the entire balance of goodwill was impaired and United recognized a charge to earnings for the remaining balance of goodwill.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(9)	Goodwill and Other Intangible Assets, continued
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

The techniques used to determine fair value of United in Step 1 included a discounted cash flow analysis based on United’s long-term earnings forecast, the guideline public companies method that considered the implied value of United by comparing United to a select peer group of public companies and their current market capitalizations, adjusted for differences between the companies, and the merger and acquisition method that considered the amount an acquiring company might be willing to pay to gain control of United based on multiples of tangible book value paid by acquirers in recent merger and acquisition transactions.   For the third quarter 2010 impairment test, a third market approach was used that considered the market price of United’s common stock.  In earlier impairment tests, the decline in United’s share price had been considered temporary and therefore was not considered in the Step 1 valuation process.  However, the length of time over which United’s stock had traded at a discount to tangible book value through the third quarter of 2010 made that assertion no longer valid.

The assessments performed in the first, third and fourth quarters of 2009 as well as the third quarter of 2010 all indicated that the fair value of United was less than the book value, so United proceeded to Step 2.  United’s Step 2 analysis indicated that the book value of goodwill exceeded the fair value in the first and third quarters of 2009 and the third quarter of 2010, leading to the impairment charges.

In arriving at the impairment charges, United made a number of valuation assumptions.  The most significant assumption in determining the estimated fair value of United as a whole, and the amount of any resulting impairment, was the discount rate used in the discounted cash flows valuation method.  The discount rate selected for the fourth,  third and first quarter of 2009 assessments were 15.5%, 15% and 15%, respectively, which considered a risk-free rate of return that was adjusted for the industry median beta, equity risk and size premiums, and a company-specific risk premium.  The increase in the discount rate used in the annual impairment assessment at December 31, 2009 was due to a higher long-term risk-free rate.  The discount rate used for the third quarter 2010 impairment test was 15% which reflected a lower long-term risk-free rate than had been used in earlier impairment tests but a higher company-specific risk premium was assigned.  Other significant valuation assumptions related to valuing the loan portfolio.  Changing these assumptions, or any other key assumptions, could have a material impact on the amount of goodwill impairment.

United has finite-lived intangible assets capitalized on its balance sheet in the form of core deposit intangibles.  These intangible assets are amortized over their estimated useful lives of no more than 10 years.

A summary of core deposit intangible assets as of December 31, 2010 and 2009 is presented below, (in thousands):

	2010	2009

Gross carrying amount	$32,652	$32,652
Less accumulated amortization	21,206	18,046

Net carrying amount	$11,446	$14,606

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(9)	Goodwill and Other Intangible Assets, continued
Amortization expense on finite-lived intangible assets was $3.16 million in 2010, $3.10 million for 2009 and $3.01 million for 2008.  Amortization expense for each of the years 2011 through 2015 is estimated below (in thousands):

2011	$3,018
2012	2,918
2013	2,030
2014	1,349
2015	956

(10)	Deposits
At December 31, 2010, the contractual maturities of time deposits are summarized as follows (in thousands):

Maturing In:

2011	$2,315,574
2012	597,759
2013	136,478
2014	28,757
2015	96,951
thereafter	312

$3,175,831

At December 31, 2010, United held $677 million in certificates of deposit obtained through the efforts of third party brokers.  At December 31, 2009, United had $759 million of such certificates of deposit.  The daily average balance of these brokered deposits totaled $610 million and $756 million in 2010 and 2009, respectively.  The weighted average rates paid during 2010 and 2009 were 2.21% and 2.78%, respectively, and the weighted average rate as of December 31, 2010 was 1.24%.  These deposits generally have maturity dates ranging from 1 week to 3 years.

At December 31, 2010 and 2009, $1.02 million and $1.27 million in overdrawn deposit accounts were reclassified as loans.  No specific allowance for loan losses was deemed necessary for these accounts at December 31, 2010 and 2009.

(11)	Federal Home Loan Bank Advances
At December 31, 2010, United had advances totaling $55.1 million from the FHLB all of which were fixed rate advances.  At December 31, 2009, United had advances totaling $115 million from the FHLB all of which were fixed rate advances.  Interest payments and principal payments are due at various maturity dates with interest rates up to 4.49% at December 31, 2010.  At December 31, 2010, the weighted average interest rate on FHLB advances was 4.28%, compared to 4.16% as of December 31, 2009.  The FHLB advances are collateralized by commercial (secured by real estate) and residential mortgage loans, investment securities and FHLB stock.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(11)	Federal Home Loan Bank Advances, continued
At December 31, 2010, the maturities and current rates of outstanding advances were as follows (in thousands):

	Amount
Maturing In:	Maturing	Current Rate Range

2011	$-
2012	25,000	4.39% - 4.39%
2013	-
2014	30,000	2.85% - 4.49%
2015	-
thereafter	125

	$55,125

Timing of principal payments may differ from the maturity schedule shown above as some advances include call options that allow the FHLB to require repayment prior to the maturity date.

(12)	Short-term Borrowings
United uses a number of sources of short-term borrowings to meet its liquidity needs including federal funds purchased, repurchase agreements, Federal Reserve discount window borrowings and the Federal Reserve’s Term Auction Facility (“TAF”) programs.  The table below shows the amounts of short-term borrowings outstanding by type at December 31, 2010 and 2009 (in thousands).

	2010	2009
Repurchase agreements	$101,067	$101,389
Total short-term borrowings	$101,067	$101,389

Term Auction Facility
United periodically obtains funds from the Federal Reserve through its TAF program.  The funds are obtained through a bid process.  Interest rates on these funds are comparable to the targeted federal funds rate.  The Federal Reserve terminated the program in 2010.  United’s discount window and TAF funds are collateralized by commercial loans and investment securities.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(13)	Long-term Debt
Long-term debt at December 31, 2010 and 2009 consisted of the following (in thousands):

	2010	2009	Issue Date	Stated Maturity Date	Earliest Call Date	Interest Rate

2002 subordinated debentures	$30,500	$30,500	2002	2012	2012	6.750%
2003 subordinated debentures	35,000	35,000	2003	2015	2010	6.250
2008 subordinated debentures	30,000	30,000	2008	2015	2008	LIBOR + 4.00
Total subordinated debentures	95,500	95,500
United Community Capital Trust	21,650	21,650	1998	2028	2008	8.125
United Community Statutory Trust I	5,155	5,155	2000	2030	2010	10.600
United Community Capital Trust II	10,309	10,309	2000	2030	2010	11.295
Southern Bancorp Capital Trust I	4,382	4,382	2004	2034	2009	Prime + 1.00
United Community Statutory Trust II	11,932	11,859	2008	2038	2013	9.000
United Community Statutory Trust III	1,218	1,211	2008	2038	2013	Prime + 3.00
Total trust preferred securities	54,646	54,566
Total long-term debt	$150,146	$150,066

Interest is paid semiannually for all subordinated debentures and trust preferred securities.

Subordinated Debentures
Subordinated debentures qualify as Tier 2 capital under risk based capital guidelines.  The 2003 subordinated debentures were callable at par on September 30, 2010 and are callable at par on September 30 of each year thereafter.  At September 30, 2010, the interest rate increased to 7.50% and will remain at that rate until maturity or until it is called.  The 2008 subordinated debentures are callable at any time.  United acquired $1 million of the 2002 subordinated debentures through its acquisition of Southern Community Bank and retired them upon acquisition in 2009.

Trust Preferred Securities
Trust preferred securities qualify as Tier 1 capital under risk based capital guidelines subject to certain limitations.  The trust preferred securities are mandatorily redeemable upon maturity, or upon earlier redemption at a premium as provided in the indentures.

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

(14)	Earnings Per Share
United is required to report on the face of the statement of income, earnings per common share with and without the dilutive effects of potential common stock issuances from instruments such as options, convertible securities and warrants. Basic earnings per common share is based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per common share.  During 2010, 2009 and 2008, United paid dividends to Series A preferred stockholders totaling $13,000, $14,000 and $16,000, respectively.  Additionally, in 2010, 2009 and 2008, United accrued dividends of $10.3 million, $10.2 million and $708,000, respectively, on Series B preferred stock.  The preferred stock dividends were subtracted from net loss in order to arrive at net loss available to common shareholders.  There is no dilution from dilutive securities for the years ended December 31, 2010, 2009 and 2008, due to the antidilutive effect of the net loss for those periods.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(14)	Earnings Per Share, continued
The following table sets forth the computation of basic and diluted loss per common share for the years ended December 31, 2010, 2009 and 2008 (in thousands, except per share data):

	2010	2009	2008

Net loss available to common stockholders	$(355,951)	$(238,569)	$(64,174)

Loss per common share:
Basic	$(3.76)	$(3.95)	$(1.35)
Diluted	(3.76)	(3.95)	(1.35)

Weighted average common shares:
Basic	94,624	60,374	47,369

Effect of dilutive securities:
Stock options	-	-	-
Warrants	-	-	-

Diluted	94,624	60,374	47,369

(15)	Income Taxes
Income tax benefit for the years ended December 31, 2010, 2009 and 2008 is as follows (in thousands):

	2010	2009	2008

Current	$1,963	$(40,667)	$(24,336)
Deferred	(88,124)	(53,864)	(13,576)
Change in valuation allowance	669	3,872	-

Total income tax benefit	$(85,492)	$(90,659)	$(37,912)

The differences between the provision for income taxes and the amount computed by applying the statutory federal income tax rate of 35% to loss before income taxes are as follows (in thousands):

	2010	2009	2008

Pretax loss at statutory rates	$(151,302)	$(111,825)	$(35,634)
Add (deduct):
State taxes, net of federal benefit	(9,431)	(9,405)	(6,786)
Nondeductible goodwill impairment charges	71,561	32,282	-
Bank owned life insurance earnings	(606)	(3,308)	1,672
Adjustment to reserve for uncertain tax positions	2,903	(852)	3,875
Tax-exempt interest revenue	(993)	(1,120)	(1,195)
Nondeductible interest expense	62	96	149
Tax credits	(501)	(501)	(506)
Incentive stock option expense	-	52	192
Change in valuation allowance	669	3,872	-
Other	2,146	50	321

Total income tax benefit	$(85,492)	$(90,659)	$(37,912)

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(15)	Income Taxes, continued
The following summarizes the sources and expected tax consequences of future taxable deductions (revenue) which comprise the net deferred tax asset at December 31, 2010 and 2009, which is included in other assets (in thousands):

	2010	2009
Deferred tax assets:
Allowances for loan losses	$68,070	$60,656
Net operating loss carryforwards	123,716	47,741
Deferred compensation	6,309	6,278
Reserve for losses on foreclosed properties	6,444	2,891
Nonqualified share based compensation	3,911	3,442
Accrued expenses	746	1,019
Investment in low income housing tax credit partnerships	1,302	1,083
Other	-	330

Total deferred tax assets	210,498	123,440

Deferred tax liabilities:
Unrealized gains on cash flow hedges	7,676	14,050
Unrealized gains on securities available for sale	11,417	15,272
Premises and equipment	4,636	5,369
Acquired intangible assets	1,824	4,930
Loan origination costs	3,455	3,112
Gain from acquisition of Southern Community Bank	6,933	6,286
Prepaid expenses	1,509	1,311
Other	1,570	-

Total deferred tax liabilities	39,020	50,330

Less valuation allowance	4,541	3,872

Net deferred tax asset	$166,937	$69,238

At December 31, 2010 and 2009, United had net deferred tax assets of $167 million and $69.2 million, respectively, including valuation allowances of $4.54 million and $3.87 million, respectively, related to state tax credits that are expected to expire unused.  Accounting Standards Codification Topic 740, Income Taxes, requires that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard.  United’s management considers both positive and negative evidence and analyzes changes in near-term market conditions as well as other factors which may impact future operating results.  In making such judgments, significant weight is given to evidence that can be objectively verified.  At December 31, 2010, United’s management believes that it is more likely than not that, with the exception of the state tax credits that are expected to expire unused due to a relatively short carry forward period of three years, it will be able to realize its deferred tax benefits through its ability to carry losses forward to future profitable years.  Despite recent losses and the challenging economic environment, United has a history of strong earnings, is well capitalized, and has expectations of future taxable income.  The deferred tax assets are analyzed quarterly for changes affecting realizabilty, and there can be no guarantee that a valuation allowance will not be necessary in future periods.

During 2010 and 2009, United received refunds of previously paid income taxes of $38.4 million and $26.1 million, respectively.  During 2008 United made income tax payments of approximately $15.2 million.

At December 31, 2010, United had state net operating loss carryforwards of approximately $20.0 million that begin to expire in 2023, and approximately $398 million that begin to expire in 2028, if not previously utilized.  United has state tax credit carryforwards of approximately $9.2 million that begin to expire in 2011, if not previously utilized.  United has $280 million in Federal net operating loss carryforwards that begin to expire in 2029, if not previously utilized.  United has $1.5 million of Federal general business tax credits that begin to expire in 2028, if not previously utilized as well as $2.4 million in federal alternative minimum tax credits which have no expiration date.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(15)	Income Taxes, continued
The amount of unrecognized tax benefits as of December 31, 2010, 2009 and 2008 are $11.1 million, $8.3 million, and $9.3 million, respectively.

A reconciliation of the beginning and ending unrecognized tax benefit is as follows (in thousands):

	2010	2009	2008

Balance at beginning of year	$8,252	$9,336	$4,729
Additions based on tax positions related to prior years	-	-	2,331
Decreases based on tax positions related to prior years	(119)	(216)	(154)
Additions based on tax positions related to the current year	3,982	1,965	2,430
Decreases resulting from a lapse in the applicable statute of limitations	(982)	-	-
Decreases based on settlements with taxing authorities	-	(2,833)	-

Balance at end of year	$11,133	$8,252	$9,336

Approximately $8.0 million of this amount would increase income from continuing operations, and thus affect United’s effective tax rate, if ultimately recognized into income.

It is United’s policy to recognize interest and penalties accrued relative to unrecognized tax benefits in their respective federal or state income taxes accounts.  The total amount of interest and penalties recorded in the income statement for the years ended December 31, 2010 and 2008 was $235,000 and $880,000, respectively.  In 2009, United recognized a net reduction of previously recorded penalties and interest of $148,000, primarily as a result of the settlement of an uncertain tax position.  The amount accrued for interest and penalties at December 31, 2010 and 2009 was $1.6 million and $1.4 million, respectively.

United is currently under examination by certain taxing authorities.  Based on the outcome of these examinations, or as a result of the expiration of statute of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized tax benefits for tax positions taken regarding previously filed tax returns will materially change from those recorded as liabilities for uncertain tax positions in the financial statements.  United anticipates that these audits may be finalized in the next 12 months.  However, based on the status of the examinations and the protocol of finalizing audits by the taxing authorities, which could include formal legal proceedings, at this time it is not possible to estimate the effect of such changes, if any, to previously recorded uncertain tax positions.

United and its subsidiaries file a consolidated U.S. federal income tax return, as well as file various returns in the states where its banking offices are located.  United’s Georgia filed income tax returns for the years before 2003, and for the year ended 2006, are no longer subject to examination by taxing authorities.  United’s North Carolina filed income tax returns are no longer subject to examination by taxing authorities for years before 2009.  The federal and remaining state filed income tax returns are no longer subject to examination by taxing authorities for years before 2007.

(16)	Employee Benefit Plans
United offers a defined contribution 401(k) and Profit Sharing Plan (“Plan”) that covers substantially all employees meeting certain minimum service requirements.  The Plan allows employees to make pre-tax contributions to the Plan and United matches these employee contributions dollar-for-dollar up to 5% of eligible compensation, subject to Plan and regulatory limits.  United also makes discretionary profit sharing contributions of up to 3.5% of eligible compensation based on earnings performance.  Employees begin to receive matching contributions after completing one year of service and benefits vest after three years of service.  United’s Plan is administered in accordance with applicable laws and regulations.  Compensation expense from continuing operations related to the Plan totaled $2.97 million, $3.14 million and $3.29 million in 2010, 2009 and 2008, respectively.  The Plan allows employees to choose to invest among a number of investment options, including United’s common stock.  During 2010, 2009 and 2008, the Plan purchased 449,167, 255,727 and 134,792 shares, respectively, directly from United at the average of the high and low stock price on the date of purchase.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(16)	Employee Benefit Plans, continued
United provides defined post-retirement benefits to certain executive officers and other key employees.  Expenses incurred from continuing operations for these post-retirement benefits were approximately $1.50 million, $1.73 million and $1.42 million for 2010, 2009 and 2008, respectively.

United sponsors a non-qualified deferred compensation plan for its executive officers, certain other key employees and members of its, and its community banks’ Boards of Directors.  The deferred compensation plan provides for the pre-tax deferral of compensation, fees and other specified benefits.  The deferred compensation plan permits each participant to elect to defer a portion of his or her base salary or bonus and permits each director participant to elect to defer all or a portion of his or her director’s fees. Further, the deferred compensation plan allows for additional contributions by an employee, with matching contributions by United, for amounts that exceed the allowable amounts under the tax-qualified 401(k) plan.  During 2010, 2009 and 2008, United recognized $31,000, $12,000 and $133,000, respectively, in matching contributions from continuing operations for this provision of the deferred compensation plan.  The Board of Directors may elect to make a discretionary contribution to any or all participants.

(17)	Derivatives and Hedging Activities
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

The table below presents the fair value of United’s derivative financial instruments as well as their classification on the consolidated balance sheet as of December 31, 2010 and 2009 (in thousands).

Derivatives Designated as Hedging Instruments under ASC 815, (Hedge Accounting)

		Fair Value
Interest Rate		December 31,	December 31,
Products	Balance Sheet Location	2010	2009

Asset derivatives	Other assets	$-	$10,692

As of December 31, 2010 and 2009, United did not have any derivatives in a net liability position.

Cash Flow Hedges of Interest Rate Risk
United’s objectives in using interest rate derivatives are to add stability to interest revenue and to manage its exposure to interest rate movements. To accomplish this objective, United primarily uses interest rate swaps and floors as part of its interest rate risk management strategy.  For United’s variable-rate loans, interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for United making variable-rate payments over the life of the agreements without exchange of the underlying notional amount.  Interest rate floors designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates fall below the strike rate on the contract in exchange for an up front premium.  United had no active derivative contracts outstanding at December 31, 2010 that were designated as cash flow hedges of interest rate risk.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(17)	Derivatives and Hedging Activities, continued
The effective portion of changes in the fair value of derivatives designated, and that qualify, as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2010 and 2009, such derivatives were used to hedge the variable cash flows associated with existing prime-based, variable-rate loans.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.  During 2010, $1.37 million in cash flow hedge ineffectiveness was recognized in other fee revenue. For the year ended December 31, 2009, $3,000 in hedge ineffectiveness was recognized in other operating expense on derivative financial instruments designated as cash flow hedges. No hedge ineffectiveness was recognized on derivative financial instruments designated as cash flow hedges during the year ended December 31, 2008.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest revenue as interest payments are received on United’s prime-based, variable-rate loans.  At December 31, 2010, the amount included in other comprehensive income represents deferred gains from terminated cash flow hedges where the forecasted hedging transaction is expected to remain effective over the remaining unexpired term of the original contract.  Such gains are being deferred and recognized over the remaining life of the original derivative contract.  For terminated swap contracts, the gains are recognized over the original life of the contract on a straight line basis.  For terminated floors, the gains are recognized over the original term based on the original floorlet schedule.  During the year ended December 31, 2010, United accelerated the reclassification of $1.37 million in gains from terminated positions as a result of the forecasted transactions becoming probable not to occur.  During the year ended December 31, 2009, United accelerated the reclassification of an unrealized loss in accumulated other comprehensive income of $3,000 to earnings, as a result of the hedged forecasted transactions becoming probable not to occur. During the next twelve months, United estimates that an additional $11.7 million of the deferred gains on terminated cash flow hedging positions will be reclassified as an increase to interest revenue.

Fair Value Hedges of Interest Rate Risk
United is exposed to changes in the fair value of certain of its fixed rate obligations due to changes in LIBOR, a benchmark interest rate. United uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the benchmark interest rate. Interest rate swaps designated as fair value hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for United making variable rate payments over the life of the agreements without the exchange of the underlying notional amount.  At December 31, 2010, United had no derivative contracts outstanding that were designated as fair value hedges of interest rate risk.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings.  United includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related derivatives.  During the years ended December 31, 2010, 2009 and 2008, United recognized net gains/(losses) of $215,000, $(393,000) and $140,000, respectively, related to ineffectiveness of the fair value hedging relationships.  United also recognized a net reduction of interest expense of $3.97 million, $6.18 million and $2.10 million for the years ended December 31, 2010, 2009 and 2008, respectively, related to United’s fair value hedges, which includes net settlements on the derivatives.

Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement

The tables below present the effect of United’s derivative financial instruments on the consolidated statement of operations for the years ended December 31, 2010, 2009 and 2008.

Derivatives in Fair Value Hedging Relationships (in thousands).

Location of Gain (Loss)	Amount of Gain (Loss) Recognized in			Amount of Gain (Loss) Recognized in
Recognized in Income	Income on Derivative			Income on Hedged Item
on Derivative	2010	2009	2008	2010	2009	2008

Other fee revenue	$(3,760)	$(259)	$-	$3,975	$431	$-
Other expense	-	(3,177)	6,313	-	2,612	(6,173)
	$(3,760)	$(3,436)	$6,313	$3,975	$3,043	$(6,173)

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(17)	Derivatives and Hedging Activities, continued

Derivatives in Cash Flow Hedging Relationships (in thousands).

	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)			Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)
	2010	2009	2008	Location	2010	2009	2008

Interest rate products	$2,314	$(1,453)	$83,057	Interest revenue	$17,326	$36,793	$27,347
				Other expense	1,370	(3)	-
Total	$2,314	$(1,453)	$83,057		$18,696	$36,790	$27,347

Credit-risk-related Contingent Features
United manages its credit exposure on derivatives transactions by entering into a bi-lateral credit support agreement with each counterparty.  The credit support agreements require collateralization of exposures beyond specified minimum threshold amounts.  The details of these agreements, including the minimum thresholds, vary by counterparty.  At December 31, 2010, United had no active derivative positions and therefore no credit support agreements remained in effect.

(18)	Regulatory Matters
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

Quantitative measures (as defined) established by regulation to ensure capital adequacy require United and the Bank to maintain minimum amounts and ratios of Total capital and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets.

As of December 31, 2010, the Bank was categorized as well-capitalized under the regulatory framework for prompt corrective action.  To be categorized as well-capitalized, the Bank must exceed the well-capitalized guideline ratios, as set forth in the table and meet certain other requirements.  Management believes that the Bank exceeded all well-capitalized requirements, and there have been no conditions or events since year-end that would change the status of well-capitalized.  The regulatory designation of “well-capitalized” under prompt corrective action regulations is not applicable to United (a bank holding company).  However, Regulation Y defines “well-capitalized” for a bank holding company for the purpose of determining eligibility for a streamlined review process for acquisition proposals.  For such purposes, “well-capitalized” requires United to maintain a minimum Tier 1 risk-based capital ratio of 6% and a minimum Total risk-based capital ratio of 10%.

The Bank is currently subject to an informal memorandum of understanding with the FDIC and Georgia Department of Banking and Finance (the “MOU”).  The MOU requires, among other things, that the Bank maintain its Tier I leverage ratio at not less than 8% and its total risk-based capital ratio at not less than 10% during the life of the MOU.  As of December 31, 2010, the Bank’s Tier I leverage ratio was below the target level of 8% at 7.45%.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(18)	Regulatory Matters, continued
Minimum amounts required for capital adequacy purposes and to be well-capitalized under prompt corrective action provisions are presented below for United and the Bank (dollars in thousands).

	Regulatory		United Community Banks, Inc.
	Guidelines		(consolidated)		United Community Bank
		Well
	Minimum	Capitalized	2010	2009	2010	2009

Risk-based ratios:
Tier 1 capital	4.0%	6.0%	9.67%	12.41%	10.72%	13.19%
Total capital	8.0	10.0	12.11	15.09	12.48	15.01
Leverage ratio	3.0		6.75	8.50	7.45	8.81

Tier 1 capital			$483,257	$679,552	$534,161	$720,075
Total capital			605,204	826,251	621,807	819,415

Cash, Dividend, Loan and Other Restrictions
At December 31, 2010 and 2009, the Bank did not have a required reserve balance at the Federal Reserve Bank.  Federal and state banking regulations place certain restrictions on dividends paid by the Bank to United.  At December 31, 2010, the Bank did not have any retained earnings available for distribution to United in the form of dividends without requesting regulatory approval.

Effective April 2009, United adopted a board resolution proposed by the Federal Reserve Bank of Atlanta pursuant to which we agreed to not incur additional indebtedness, pay cash dividends, make payments on our trust preferred securities or repurchase outstanding stock without prior regulatory approval (the “Board Resolution”).  Since that date, United has requested and received approval to pay all cash dividends and interest payments during 2010 and 2009 but was not given permission to pay interest on our trust preferred securities and dividends on its preferred stock during the first quarter of 2011.  As a result of such deferrals, United may not pay dividends on any of common or preferred stock or trust preferred securities until all accrued and unpaid amounts under the deferred securities have been paid.

The Bank is currently subject to the MOU which requires, among other things, that the Bank maintain its Tier 1 leverage ratio at not less than 8% and its total risk-based capital ratio at not less than 10% during the life of the MOU and that, prior to declaring or paying any cash dividends to United, the Bank must obtain the written consent of its regulators.

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

(19)	Commitments and Contingencies
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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(19)	Commitments and Contingencies, continued
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

The following table summarizes, as of December 31, 2010 and 2009, the contract amount of off-balance sheet instruments (in thousands):

	2010	2009
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$482,860	$569,408
Commercial letters of credit	18,813	22,624

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

(20)	Preferred Stock
United may issue preferred stock in one or more series, up to a maximum of 10,000,000 shares. Each series shall include the number of shares issued, preferences, special rights and limitations as determined by the Board of Directors.

Series A
At December 31, 2010 and 2009, there were 21,700 Series A preferred shares, respectively, issued and outstanding, which were issued as non-cumulative preferred stock.  The dividend rate of the Series A preferred stock is 6% per annum, provided a dividend has been declared for the common shares.  The holders of the Series A preferred stock maintain a liquidation preference to the common stockholder.  The Series A preferred stock has no voting rights and United may redeem the Series A preferred stock for an amount equal to the stated value plus the accrued dividend.

Series B
On December 5, 2008, United sold 180,000 shares of Series B Preferred Stock with the Warrant to purchase 2,132,701 shares (2,199,084 shares adjusted for stock dividends declared subsequent to issuance) of common stock, to Treasury under Treasury’s Capital Purchase Program.  The proceeds from the sale of $180 million were allocated between the Series B Preferred Stock and the Warrant based on their relative fair values at the time of the sale.  Of the $180 million in proceeds, $173 million was allocated to the Series B Preferred Stock and $6.90 million was allocated to the Warrant.  The accretion of the discount recorded on the Series B Preferred Stock that resulted from allocating a portion of the proceeds to the Warrant is accreted directly to retained earnings over a five-year period applying a level yield, and is reported on the consolidated statement of operations in the determination of the amount of net (loss) income available to common shareholders.  The exercise price of the Warrant is $12.66 ($12.28 as adjusted for stock dividends declared subsequent to issuance) and it is exercisable at any time on or before December 5, 2018.  According to the terms of the agreement with Treasury, the number of shares issuable under the Warrant was reduced by 50% due to the sale of $211 million in qualifying common equity in the third quarter of 2009.  As a result, the number of shares issuable under the warrant was reduced to 1,099,542.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(20)	Preferred Stock, continued
The Series B Preferred Stock qualifies as Tier 1 capital and will pay cumulative dividends at a rate of 5% per annum for the first five years and 9% per annum thereafter.  The Series B Preferred Stock may be redeemed after December 5, 2011 at the stated amount of $1,000 per share plus any accrued and unpaid dividends.  Prior to December 5, 2011, the Series B Preferred Stock may be redeemed only with proceeds from the sale of qualifying equity securities.  The Series B Preferred Stock is non-voting except for class voting rights on matters that would adversely affect the rights of the holders of the Series B Preferred Stock.

(21)	Shareholders’ Equity
In 2007, the shareholders approved the Amended and Restated 2000 Key Employee Stock Option Plan (“2000 Plan”). Under the terms of the 2000 Plan, awards of 2,500,000 options, restricted stock awards, stock awards, performance share awards or stock appreciation rights could be granted for shares of United’s common stock.  Options granted under the 2000 Plan can have an exercise price no less than the fair market value at the date of grant.  The general terms of the 2000 Plan include a vesting period (usually four years) with an exercisable period not to exceed ten years.  Certain option and restricted stock grants provide for accelerated vesting if there is a change in control of United or certain other conditions are met (as defined in the plan document).  As of December 31, 2010, approximately 1,227,000 awards could be granted under the 2000 Plan.

Certain acquired companies had stock option plans for their key employees with provisions similar to United’s plan.  Options under acquired plans were converted at the exchange ratio effective for common shares.  No options are available for grant under any of the acquired plans.

Restricted stock and options outstanding and activity for the years ended December 31, 2010, 2009 and 2008 consisted of the following:

	Restricted Stock		Options
		Weighted		Weighted	Weighted
		Average		Average	Average	Aggregate
		Grant Date		Exercise	Remaining	Intrinsic
	Shares	Fair Value	Shares	Price	Term (Yrs.)	Value (000’s)
December 31, 2007	84,413	29.26	2,912,557	21.57
Stock dividend	1,354	-	51,582	-
Granted	31,097	14.19	597,750	13.76
Exercised	(24,366)	26.99	(87,941)	13.41
Cancelled	(3,000)	30.10	(123,247)	23.65
December 31, 2008	89,498	24.17	3,350,701	19.99
Stock dividend	3,179	-	79,489	-
Granted	106,000	7.07	354,450	6.35
Exercised	(30,728)	24.32	(437)	5.96
Cancelled	(390)	30.38	(120,750)	18.13
December 31, 2009	167,559	12.86	3,663,453	18.30
Granted	430	5.02	12,500	4.91
Exercised	(51,907)	14.85	-	-
Cancelled	-	-	(284,376)	14.08
December 31, 2010	116,082	11.94	3,391,577	18.60	4.61	$-

Exercisable at December 31, 2010			2,740,265	19.67	3.91	-

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(21)	Shareholders’ Equity, continued
The following is a summary of stock options outstanding at December 31, 2010:

Options Outstanding				Options Exercisable
		Weighted	Average		Weighted
Shares	Range	Average Price	Remaining Life	Shares	Average Price

356,304	$3.00 - 7.50	$6.31	7.67	113,004	$6.44
526,167	7.51 - 12.50	11.85	0.93	522,789	11.86
547,237	12.51 - 15.00	13.31	7.02	286,967	13.32
381,224	15.01 - 17.50	15.81	2.41	374,739	15.81
392,595	17.51 - 22.50	21.52	3.90	392,205	21.52
234,472	22.51 - 25.00	23.12	3.38	233,302	23.11
413,902	25.01 - 28.50	27.68	4.97	413,902	27.68
508,504	28.51 - 30.00	29.52	6.07	377,381	29.52
31,172	30.01 - 33.50	30.50	6.17	25,976	30.56

3,391,577	3.00 - 33.50	18.60	4.61	2,740,265	19.67

The weighted average fair value of options granted in 2010, 2009 and 2008 was $2.64, $2.85 and $2.88, respectively.  The fair value of each option granted was estimated on the date of grant using the Black-Scholes model.  The key assumptions used to determine the fair value of options are presented in the table below:

	2010	2009	2008

Expected volatility	52%	41%	23%
Expected dividend yield	0.0%	0.0%	2.6%
Expected life (in years)	6.15	6.25	6.25
Risk free rate	3.1%	3.3%	3.4%

United’s stock trading history began in March of 2002 when United listed on the Nasdaq Global Select Market.  For 2010 and 2009, expected volatility was determined using United’s historical monthly volatility over a period of 25 quarters ending December 31, 2009 and 2008, respectively.  For 2008, expected volatility was determined using United’s historical monthly volatility over the period beginning in March of 2002 through the end of the last completed year.  Compensation expense relating to options of $1.97 million, $2.82 million and $2.99 million, respectively, was included in earnings in 2010, 2009 and 2008.  A deferred income tax benefit related to stock option expense of $780,000, $1,040,000 and $941,000 was included in the determination of income tax expense in 2010, 2009 and 2008, respectively.  The amount of compensation expense for all periods was determined based on the fair value of options at the time of grant, multiplied by the number of options granted that were expected to vest, which was then amortized over the vesting period.  The forfeiture rate for options is estimated to be approximately 3% per year.  The total intrinsic value of options exercised during 2009 and 2008, was $1,000 and $404,000, respectively.  There were no options exercised during 2010.

Compensation expense for restricted stock is based on the fair value of restricted stock awards at the time of grant, which is equal to the value of United’s common stock on the date of grant.  The value of restricted stock grants that are expected to vest is amortized into expense over the vesting period.  Compensation expense recognized in the consolidated statement of operations for restricted stock in 2010, 2009 and 2008 was $493,000, $886,000, and $865,000, respectively.  The total intrinsic value of restricted stock at December 31, 2010 was approximately $226,000.

As of December 31, 2010, there was $2.28 million of unrecognized compensation cost related to nonvested stock options and restricted stock granted under the 2000 Plan.  The cost is expected to be recognized over a weighted-average period of 1.6 years.  The aggregate grant date fair value of options and restricted stock that vested during 2010 was $3.52 million.

United sponsors a Dividend Reinvestment and Stock Purchase Plan (“DRIP”) that allows participants who already own United’s common stock to purchase additional shares directly from the company.  The DRIP also allows participants to automatically reinvest their quarterly dividends in additional shares of common stock without a commission.  During 2010, 2009 and 2008, 35,307 shares, 48,906 shares and 100,757 shares, respectively, were issued in connection with the DRIP.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(21)	Shareholders’ Equity, continued
United offers its common stock as an investment option in its deferred compensation plan.  The common stock component is accounted for as an equity instrument and is reflected in the consolidated balance sheet as common stock issuable.  The deferred compensation plan does not allow for diversification once an election is made to invest in United stock and settlement must be accomplished in shares at the time the deferral period is completed.  At December 31, 2010 and 2009, United had 336,437 shares and 221,906 shares, respectively, of its common stock that was issuable under the deferred compensation plan.

The table below shows the components of accumulated other comprehensive income at December 31, 2010 and 2009 (in thousands):

	2010	2009

Unrealized gains on securities available for sale, net of tax	$19,022	$25,567
Unrealized gains on derivative financial instruments qualifying as cash flow hedges, net of tax	12,057	22,068

Accumulated other comprehensive income	$31,079	$47,635

(22)	Fair Value
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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(22)	Fair Value, continued
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

Mortgage Loans Held for Sale
Mortgage loans held for sale are carried at the lower of cost or market value. The fair value of mortgage loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics.  Generally, book value approximates fair value.

Loans
United does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan’s observable market price, or the fair value of the collateral if repayment of the loan is dependent upon the sale of the underlying collateral.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2010, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with ASC 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, United records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, United records the impaired loan as nonrecurring Level 3.

Foreclosed Assets
Foreclosed assets are adjusted to fair value, less cost to sell, upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, United records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, United records the foreclosed asset as nonrecurring Level 3.

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(22)	Fair Value, continued
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

Although United has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of December 31, 2009, United had assessed the significance of the effect of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, United has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.  United did not have any active derivative contracts at December 31, 2010.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The table below presents United’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 and 2009, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands).

December 31, 2010	Level 1	Level 2	Level 3	Total
Assets:
Securities available for sale
U.S. Government agencies	$-	$98,480	$-	$98,480
State and political subdivisions	-	28,442	-	28,442
Mortgage-backed securities	-	986,074	4,934	991,008
Other	-	106,137	350	106,487
Deferred compensation plan assets	3,252	-	-	3,252
Total assets	$3,252	$1,219,133	$5,284	$1,227,669

Liabilities:
Deferred compensation plan liability	$3,252	$-	$-	$3,252
Total liabilities	$3,252	$-	$-	$3,252

December 31, 2009	Level 1	Level 2	Level 3	Total
Assets:
Securities available for sale
U.S. Government agencies	$-	$226,466	$20,000	$246,466
State and political subdivisions	-	63,293	-	63,293
Mortgage-backed securities	-	1,180,330	16,892	1,197,222
Other	-	21,066	2,000	23,066
Deferred compensation plan assets	4,818	-	-	4,818
Derivative financial instruments	-	10,692	-	10,692
Total assets	$4,818	$1,501,847	$38,892	$1,545,557

Liabilities:
Deferred compensation plan liability	$4,818	$-	$-	$4,818
Total liabilities	$4,818	$-	$-	$4,818

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(22)	Fair Value, continued
The following table shows a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs that are classified as level 3 values (in thousands).

Securities Available for Sale
Balance at December 31, 2009	$38,892
Amounts included in earnings	(78)
Impairment losses	(950)
Other comprehensive income	(700)
Transfers between valuation levels, net	(31,880)
Balance at December 31, 2010	$5,284

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
United may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.  The table below presents United’s assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2010 and 2009, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands).

December 31, 2010	Level 1	Level 2	Level 3	Total
Assets:
Loans	$-	$-	$106,904	$106,904
Foreclosed properties	-	-	85,072	85,072
Total assets	$-	$-	$191,976	$191,976

December 31, 2009	Level 1	Level 2	Level 3	Total
Assets:
Loans	$-	$-	$153,038	$153,038
Foreclosed properties	-	-	81,213	81,213
Total assets	$-	$-	$234,251	$234,251

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

The short maturity of United’s assets and liabilities results in having a significant number of financial instruments whose fair value equals or closely approximates carrying value.  Such financial instruments are reported in the following balance sheet captions:  cash and cash equivalents, mortgage loans held for sale, federal funds purchased, repurchase agreements and other short-term borrowings.  The fair value of securities available for sale equals the balance sheet value.  As of December 31, 2009, the fair value of interest rate contracts used for balance sheet management was an asset of approximately $10.7 million.  United did not have any active derivative contracts outstanding at December 31, 2010.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(22)	Fair Value, continued
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

The carrying amount and fair values for other financial instruments included in United’s balance sheet at December 31, 2010 and 2009 are as follows (in thousands):

	2010		2009

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Assets:
Securities held to maturity	$265,807	$267,988	$-	$-
Loans, net	4,429,431	4,196,142	4,995,874	4,529,755

Liabilities:
Deposits	6,469,172	6,481,867	6,627,834	6,660,196
Federal Home Loan Bank advances	55,125	59,498	114,501	119,945
Long-term debt	150,146	93,536	150,066	111,561

(23)	Transaction with Fletcher International
On April 1, 2010, United entered into a securities purchase agreement with Fletcher International, Ltd. and the Bank entered into an asset purchase and sale agreement with Fletcher International, Inc. and certain affiliates thereof.  Under the terms of the agreements, the Bank sold $103 million in nonperforming commercial and residential mortgage loans and foreclosed properties to Fletcher’s affiliates with a nominal aggregate sales price equal to the Bank’s recorded book value.  The nonperforming assets sale transaction closed on April 30, 2010.  The consideration for the sale consisted of $20.6 million in cash and a loan for $82.4 million.  As part of the agreement, Fletcher received a warrant to acquire 7,058,824 shares of United’s common stock at a price of $4.25 per share.  In accordance with the terms of the securities purchase agreement, Fletcher has the right during the next two years to purchase up to $65 million in United’s Series C Convertible Preferred Stock.  The Series C Convertible Preferred Stock pays a dividend equal to the lesser of 8% or LIBOR plus 4%.  The Series C Convertible Preferred Stock is convertible by Fletcher into common stock at $5.25 per share (12,380,952 shares).  If Fletcher has not purchased all of the Series C Convertible Preferred Stock by May 26, 2011, it must pay United 5% of the commitment amount not purchased by such date, and it must pay United an additional 5% of the commitment amount not purchased by May 26, 2012.  In addition, Fletcher will receive an additional warrant to purchase $35 million in common stock at $6.02 per share (5,813,953 shares) when it purchases the last $35 million of Series C Convertible Preferred Stock.  All of the warrants settle on a cashless exercise basis and the net shares to be delivered upon cashless exercise will be less than what would have been issuable if the warrant had been exercised for cash.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(23)	Transaction with Fletcher International, continued
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

	Valuation Approach	Fair Value Heirarchy	Fair Value
Warrants Issued / Assets Transferred to Fletcher at Fair Value:
Warrant to purchase $30 million in common stock at $4.25 per share	Black-Scholes	Level 3	$17,577
Option to purchase convertible preferred stock and warrant	Monte-Carlo Simulation	Level 3	22,236
Fair value of equity instruments recognized in capital surplus			39,813
Foreclosed properties transferred under Asset Purchase Agreement	Appraised Value	Level 2	33,434
Nonperforming loans transferred under Asset Purchase Agreement	Collateral Appraised Value	Level 2	69,655
Total nonperforming assets transferred			103,089
Total value of assets and equity instruments transferred			142,902

Cash and Notes Receivable Received in Exchange at Fair Value:
Cash down payment received from asset sale	NA	NA	20,618
Notes receivable (par value $82,471, net of $4,531 discount)	Discounted Cash Flows	Level 3	77,940
Total value of cash and notes receivable received			98,558

Fair value of assets and equity instruments transferred in excess of cash and notes received			44,344
Transaction fees			1,005
Loss recognized on Fletcher transaction			$45,349

The $17.6 million value of the warrant to purchase $30 million in common stock was determined as of April 1, 2010, the date the terms were agreed to.  The following modeling assumptions were used:  dividend yield - 0%; risk-free interest rate - 3.89%; current stock price - $4.77; term - 9 years; and volatility - 33%.  Although most of the modeling assumptions were based on observable data, because of the subjectivity involved in estimating expected volatility, the valuation is considered Level 3.

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

(24)	Subsequent Events
As of February 22, 2011, United adopted a Tax Benefits Preservation Plan (the “Plan”) designed to protect its ability to utilize its substantial tax assets.  Those tax assets include net operating losses that it could utilize in certain circumstances to offset taxable income and reduce its federal income tax liability and the future tax benefits from potential net unrealized built in losses.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(24)	Subsequent Events, continued
United’s ability to use the Tax Benefits would be substantially limited if it were to experience an “ownership change” as defined under Section 382 of the Internal Revenue Code of 1986, as amended, and related Internal Revenue Service pronouncements (“Section 382”).  In general, an “ownership change” would occur if United’s “5-percent shareholders,” as defined under Section 382, collectively increase their ownership in United by more than 50% over a rolling three-year period.  The Plan is designed to reduce the likelihood that United will experience an ownership change by discouraging any person or group from becoming a beneficial owner of 4.99% or more of United’s common stock then outstanding.

In connection with the Plan, on February 22, 2011, United entered into a share exchange agreement (the “Share Exchange Agreement”) with Elm Ridge Offshore Master Fund, Ltd. (the “Master Fund”) and Elm Ridge Value Partners, L.P. (“Value Partners” and, together with the Master Fund, collectively, the “Elm Ridge Parties”). Under the Share Exchange Agreement, the Elm Ridge Parties agreed to transfer to the Company 7,755,631 shares of United’s common stock, in exchange for (i) 16,613 shares of the Company’s Cumulative Perpetual Preferred Stock, Series D, par value $1.00 per share and liquidation value $1,000 per share (the “Series D Preferred Shares”) and (ii) warrants to purchase 7,755,631 shares of common stock. The warrants are exercisable at a price of $2.50 per share and may not be exercised until October 1, 2012 and expire on August 22, 2013. The closing of the Share Exchange occurred on February 22, 2011. Prior to entering into the Share Exchange Agreement, collectively, the Elm Ridge Parties were United’s largest shareholder. By exchanging the Elm Ridge Parties’ common stock for the Series D Preferred Shares and warrants, United eliminated its only “5-percent shareholder” and, as a result, obtained further protection against an ownership change under Section 382.

On March 16, 2011, United announced its plans to sell $380 million of common stock in a private placement to a group of investors (the “Private Placement”). United has entered into definitive agreements with the investors and anticipates closing the Private Placement by March 31, 2011, subject to customary regulatory approvals and satisfaction of remaining conditions to closing. Pursuant to the Private Placement, the investors have agreed to purchase 17,338,497 shares of common stock and $347 million of mandatorily convertible preferred stock. If shareholders approval is received, such preferred stock will be converted into common stock and non-voting common stock. Following such shareholder approval, the purchasers in the Private Placement will own an aggregate of 120,429,003 shares of common stock and 79,570,997 shares of non-voting common stock.

Assuming the Private Placement is completed, United will be subject to certain ongoing obligations under the investment agreements with the investors. The lead investor in the Private Placement, an affiliate of Corsair Capital, LLC (“Corsair”) will be entitled to, among other things, the right to nominate one member to United’s board of directors and certain preemptive rights in connection with certain equity issuances by United. The investors will also have the benefit of certain registration rights under their respective agreements with us, and United has agreed to provide the investors certain indemnities under the agreements.

In connection with the Private Placement, United plans to de-risk its balance sheet by accelerating the disposition of certain substandard loans and nonperforming assets with an underlying goal of immediately returning to profitability to further enhance and rebuild shareholder value (the “Asset Disposition Plan”).  Execution of the Asset Disposition Plan is subject to approval by United’s Board of Directors.  The Asset Disposition Plan provides for the sale of approximately $200 million in performing substandard loans and approximately $93 million in nonperforming loans in bulk sale transactions.  Based on early indications of bids, United expects to incur losses on the bulk sales of approximately $200 million.  The bulk sales transactions are not expected to close until the second quarter of 2011; however, United expects to move the loans to a held-for-sale balance sheet classification and accordingly, will charge them down to the expected sales proceeds in the first quarter of 2011.  United expects that up to $25 million of the $200 million charge off will be covered by United’s allowance for loan losses and the other $175 million will be recorded as a provision for loan losses in the first quarter.  Also part of the Asset Disposition Plan and subject to Board approval, United expects to record a charge of between $50 and $75 million to write down foreclosed properties in an effort to accelerate sales with the goal of disposing of all of its current foreclosed properties within the second and third quarters of 2011.  The foreclosed property write down will be reflected in United’s first quarter 2011 results of operations.

On January 3, 2011, United announced that it would defer its regularly scheduled interest payments on its trust preferred securities.  United may defer interest payments for consecutive periods of up to five years without default or penalty under the terms of the trust preferred agreements.  On February 14, 2011, United announced that it would defer its regularly scheduled dividend payment on its Cumulative Perpetual Preferred Stock, Series B that was issued to the U.S. Treasury under its Capital Purchase Program.  United may defer dividend payments for up to six consecutive quarters without default or penalty under the terms of the investment documents.  The interest on trust preferred securities and dividends on United’s Series B preferred stock will continue to accrue to be paid at a later date.  Both deferral decisions were made in consultation with the Federal Reserve Bank of Atlanta as required by United’s existing board resolution that was previously adopted at the request of the Federal Reserve.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(25)	Condensed Financial Statements of United Community Banks, Inc. (Parent Only)

Statement of Operations
For the Years Ended December 31, 2010, 2009 and 2008

(in thousands)

	2010	2009	2008

Dividends from subsidiaries	$-	$-	$70,000
Other	6,767	7,760	9,824

Total income	6,767	7,760	79,824

Interest expense	9,249	9,229	8,595
Other expense	7,683	9,109	7,920

Total expenses	16,932	18,338	16,515
Income tax benefit	255	3,950	2,384

(Loss) income before equity in undistributed loss of subsidiaries	(9,910)	(6,628)	65,693

Equity in undistributed loss of subsidiaries	(335,725)	(221,699)	(129,143)

Net loss	$(345,635)	$(228,327)	$(63,450)

Balance Sheet
As of December 31, 2010 and 2009

(in thousands)

	2010	2009

Assets
Cash	$9,331	$23,828
Investment in subsidiaries	735,427	1,047,896
Other assets	35,532	73,934

Total assets	$780,290	$1,145,658

Liabilities and Shareholders’ Equity

Subordinated debentures	$120,146	$120,066
Other liabilities	24,629	63,271

Total liabilities	144,775	183,337

Shareholders’ equity	635,515	962,321

Total liabilities and shareholders’ equity	$780,290	$1,145,658

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(25)	Condensed Financial Statements of United Community Banks, Inc. (Parent Only), continued

Statement of Cash Flows

For the Years Ended December 31, 2010, 2009 and 2008

(in thousands)

	2010	2009	2008

Operating activities:
Net loss	$(345,635)	$(228,327)	$(63,450)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Equity in undistributed loss of the subsidiaries	335,725	221,699	129,143
Depreciation, amortization and accretion	241	333	596
Impairment loss on securities	-	555	-
Employee stock compensation	2,459	3,704	3,859
Change in assets and liabilities:
Other assets	36,864	(5,395)	(40,813)
Other liabilities	(36,782)	2,170	43,341

Net cash (used in) provided by operating activities	(7,128)	(5,261)	72,676

Investing activities:
Disposal of premises and equipment	-	-	34
Investment in subsidiaries	-	(210,900)	(253,000)
Repayment of subordinated notes by subsidiary	-	-	73,000
Purchases of securities available for sale	(187)	(438)	(250)

Net cash used in investing activities	(187)	(211,338)	(180,216)

Financing activities:
Net change in short-term borrowings	-	-	(42,000)
Proceeds from issuance of trust preferred securities	-	-	12,967
Repayment of subordinated notes	-	(1,000)	-
Proceeds from exercise of stock options	-	2	1,020
Proceeds from issuance of common stock for dividend reinvestment and employee benefit plans	1,831	2,154	3,389
Proceeds from issuance of common stock	-	211,089	-
Proceeds from issuance of Series B preferred stock	-	-	180,000
Retirement of Series A preferred stock	-	(41)	-
Cash dividends on common stock	-	-	(12,713)
Cash dividends on Series A preferred stock	(13)	(14)	(16)
Cash dividends on Series B preferred stock	(9,000)	(8,500)	-

Net cash (used in) provided by financing activities	(7,182)	203,690	142,647

Net change in cash	(14,497)	(12,909)	35,107

Cash at beginning of year	23,828	36,737	1,630

Cash at end of year	$9,331	$23,828	$36,737

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During the past two years, United did not change accountants nor have any disagreements with its accountants on any matters of accounting principles or practices or financial statement disclosure.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

United’s management, including the Chief Executive Officer and Chief Financial Officer, supervised and participated in an evaluation of the company’s disclosure controls and procedures as of December 31, 2010.

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

Changes in Internal Control Over Financial Reporting

No changes were made to United’s internal control over financial reporting during the fourth quarter of 2010 that materially affected, or are reasonably likely to materially affect, United’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

United’s management is responsible for establishing and maintaining adequate internal control over financial reporting.  Management’s assessment of the effectiveness of United’s internal control over financial reporting as of December 31, 2010 is included in Item 8 of this Report under the heading “Management’s Report on Internal Controls Over Financial Reporting.”

ITEM 9B.	OTHER INFORMATION.

There were no items required to be reported on Form 8-K during the fourth quarter of 2010 that were not reported on Form 8-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information contained under the headings “Information Regarding Nominees and Other Directors”, “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement to be used in connection with the solicitation of proxies for United’s 2011 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference.  Pursuant to instruction 3 to paragraph (b) of Item 401 of Regulation S-K, information relating to the executive officers of United is included in Item 1 of this Report.

ITEM 11.	EXECUTIVE COMPENSATION.

The information contained under the heading “Compensation of Executive Officers and Directors” in the Proxy Statement to be used in connection with the solicitation of proxies for United’s 2011 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information contained under the heading “Principal and Management Shareholders” and the “Equity Compensation Plan Information” table in the Proxy Statement to be used in connection with the solicitation of proxies for United’s 2011 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference.  For purposes of determining the aggregate market value of United’s voting stock held by nonaffiliates, shares held by all directors and executive officers of United have been excluded.  The exclusion of such shares is not intended to, and shall not, constitute a determination as to which persons or entities may be “Affiliates” of United as defined by the Commission.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information contained under the heading “Corporate Governance – Certain Relationships and Related Transactions” in the Proxy Statement to be used in connection with the solicitation of proxies for United’s 2011 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information contained under the heading “Other Matters – Independent Registered Public Accounting Firm” in the Proxy Statement to be used in connection with the solicitation of proxies for United’s 2011 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference.

PART IV

ITEM 15.		EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	1.	Financial Statements.

The following consolidated financial statements are located in Item 8 of this Report:

Report of Independent Registered Public Accounting Firm
Consolidated Statement of Operations - Years ended December 31, 2010, 2009, and 2008
Consolidated Balance Sheet - December 31, 2010 and 2009
Consolidated Statement of Changes in Shareholders’ Equity - Years ended December 31, 2010, 2009, and 2008
Consolidated Statement of Cash Flows - Years ended December 31, 2010, 2009, and 2008
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

3.5
Certificate of Designation of the Common Stock Equivalent Junior Preferred Stock, dated March 31, 2010 (incorporated by reference to Exhibit 4.1 to United Community Banks, Inc.’s Current Report on Form 8-K, filed with the Commission on April 1, 2010.)

3.6
Certificate of Rights and Preferences of the Series C Convertible Preferred Stock, dated April 1, 2010 (incorporated herein by reference to Exhibit 3.4 to United Community Banks, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, File No. 0-21656 filed with the Commission on August 4, 2010).

Exhibit No.	Exhibit

3.7
Amendment to the Restated Articles of Incorporation, dated May 27, 2010 (incorporated herein by reference to Exhibit 3.5 to United Community Banks, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, File No. 0-21656 filed with the Commission on August 4, 2010).

3.8
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

4.3
Amendment to Warrants to Purchase Shares of Common Stock of United Community Banks, Inc., dated June 11, 2010, between United Community Banks, Inc. and Fletcher International, Ltd. (incorporated by reference to Exhibit 1.2 to United Community Banks, Inc.’s Current Report on Form 8-K, filed with the Commission on June 14, 2010.)

4.4
Amendment to Amended and Restated Articles of Incorporation, dated February 22, 2011 (incorporated herein by reference to Exhibit 3.1 to United Community Banks, Inc.’s current report on Form 8-K, filed with the Commission on February 24, 2011).

4.5
Amendment to Amended and Restated Articles of Incorporation, dated February 22, 2011 (incorporated herein by reference to Exhibit 3.2 to United Community Banks, Inc.’s current report on Form 8-K, filed with the Commission on February 24, 2011).

4.6
Tax Benefits Preservation Plan, dated as of February 22, 2011, by and between United Community Banks, Inc. and Illinois Stock Transfer Company (incorporated by reference to Exhibit 4.1 to United Community Banks, Inc.’s Current Report on Form 8-K, filed with the Commission on February 24, 2011.)

4.7
Form of Warrant granted by United Community Banks, Inc. to Elm Ridge Offshore Master Fund, Ltd. and Elm Ridge Value Partners, L.P. (incorporated by reference to Exhibit 4.3 to United Community Banks, Inc.’s Current Report on Form 8-K, filed with the Commission on February 24, 2011.)

10.1
United Community Banks, Inc.’s Profit Sharing Plan, dated as of March 9, 2001 (incorporated herein by reference to Exhibit 4.3 to United Community Banks, Inc.’s Registration Statement on Form S-8, File No. 333-86876, filed with the Commission on April 24, 2002).*

10.2
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

10.4
Amendment to United Community Banks, Inc.’s 2000 Key Employee Stock Option Plan, dated March 5, 2004 (incorporated herein by reference to United Community Banks, Inc.’s Registration Statement on Form S-4, filed on September 9, 2004).*

10.5
Split-Dollar Agreement between United and Jimmy C. Tallent dated June 1, 1994 (incorporated herein by reference to Exhibit 10.11 to United Community Banks, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1994, File No. 0-21656).*

10.6
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

10.7
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

10.11
United Community Banks, Inc. Employee Stock Purchase Plan, effective as of December 20, 2005 (incorporated herein by reference to Exhibit 4 to United Community Banks, Inc.’s Registration Statement on Form S-8, File No. 333-130489, filed with the commission on December 20, 2005).

10.12
Amendment Number 2 to United Community Banks, Inc. 2000 Key Employee Stock Option Plan, dated April 26, 2006 (incorporated herein by reference to Exhibit 10.1 to United Community Banks, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, File No. 0-21656, filed with the Commission on August 8, 2006).*

Exhibit No.	Exhibit

10.13
United Community Banks, Inc.’s Amended and Restated 2000 Key Employee Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to United Community Banks, Inc.’s Current Report on Form 8-K, filed with the Commission on May 1, 2007).*

10.14
Form of Senior Executive Officer Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.3 to United Community Banks, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, File No. 0-21656, filed with the Commission on August 7, 2009).*

10.15
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

10.19
Subordinated Term Loan Agreement, dated as of August 29, 2008, among United Community Bank, as borrower, the lenders from time to time party thereto, and SunTrust Bank as administrative agent (incorporated herein by reference to Exhibit 10.1 to United Community Banks, Inc.’s current report on Form 8-K,  filed with the Commission on August 28, 2008).

10.20
Letter Agreement, dated December 5, 2008, between United Community Banks, Inc. and the United States Treasury, with respect to the issuance and sale of Series B Preferred Stock and the Warrant (incorporated herein by reference to Exhibit 10.1 to United Community Banks, Inc.’s current Report on Form 8-K, filed with the Commission on December 5, 2008).

10.21
Form of Senior Executive Officer Waiver, dated December 5, 2008, by Jimmy C. Tallent, Guy W. Freeman, Rex S. Schuette, David Shearrow and Glenn S. White (incorporated herein by reference to Exhibit 10.23 to United Community Banks, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 0-21656, filed with the Commission on February 27, 2009).*

10.22
Asset Purchase Agreement, dated April 1, 2010 by and among United Community Bank and Fletcher International, Inc. and certain affiliates thereof who may become parties thereto as purchasers (incorporated by reference to Exhibit 1.1 to United Community Banks, Inc.’s Current Report on Form 8-K, filed with the Commission on April 1, 2010.)

10.23
Securities Purchase Agreement, dated April 1, 2010 between United Community Banks, Inc. and Fletcher International, Ltd. (incorporated by reference to Exhibit 1.2 to United Community Banks, Inc.’s Current Report on Form 8-K, filed with the Commission on April 1, 2010.)

Exhibit No.	Exhibit

10.24
Amendment to Securities Purchase Agreement, dated June 11, 2010 between United Community Banks, Inc. and Fletcher International, Ltd. (incorporated by reference to Exhibit 1.1 to United Community Banks, Inc.’s Current Report on Form 8-K, filed with the Commission on June 14, 2010.)

10.25	Share Exchange Agreement dated as of February 22, 2011, by and among United Community Banks, Inc. and Elm Ridge Offshore Master Fund, Ltd and Elm Ridge Value Partners L.P.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(a) of the Securities Exchange Act of 1934, United has duly caused this Report on Form 10-K, to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Blairsville, State of Georgia, on the 16th day of March, 2011.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of United in the capacities set forth and on the 16th day of March, 2011.

/s/ Jimmy C. Tallent	/s/ Robert Blalock
Jimmy C. Tallent	Robert Blalock
President, Chief Executive Officer and Director	Director
(Principal Executive Officer)
/s/ Cathy Cox
/s/ Rex S. Schuette	Cathy Cox
Rex S. Schuette	Director
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)	/s/ Hoyt O. Holloway
Hoyt O. Holloway
/s/ Alan H. Kumler	Director
Alan H. Kumler
Senior Vice President, Controller and Chief Accounting Officer	/s/ John D. Stephens
(Principal Accounting Officer)	John D. Stephens
Director
/s/ Robert L. Head, Jr.
Robert L. Head, Jr.	/s/ Tim Wallis
Chairman of the Board	Tim Wallis
Director
/s/ W.C. Nelson, Jr.
W. C. Nelson, Jr.
Vice Chairman of the Board

EXHIBIT INDEX

Exhibit No.	Description

10.25	Share Exchange Agreement dated as of February 22, 2011, by and among United Community Banks, Inc. and Elm Ridge Offshore Master Fund, Ltd and Elm Ridge Value Partners L.P.

21	Subsidiaries of United

23	Consent of Independent Registered Public Accounting Firm

24	Power of Attorney of certain officers and directors of United (included on Signature Page).

31.1	Certification by Jimmy C. Tallent, President and Chief Executive Officer of United Community Banks, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Rex S. Schuette, Executive Vice President and Chief Financial Officer of United Community Banks, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99	TARP Compliance Certification pursuant to 31 C.F.R. Section 30.15.