Form 10-Q
period 2011-03-31
UNITED COMMUNITY BANKS INC
filed 2011-05-04
CIK 857855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________ to ___________

Commission file number 001-39095

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

YES ☐  NO ☒
Common stock, par value $1 per share 104,568,558 shares
outstanding as of April 30, 2011

Part I – Financial Information

Item 1 – Financial Statements

UNITED COMMUNITY BANKS, INC.
Consolidated Statement of Operations (Unaudited)
	Three Months Ended
	March 31,
(in thousands, except per share data)	2011	2010

Interest revenue:
Loans, including fees	$61,107	$72,215
Investment securities, including tax exempt of $259 and $311	13,604	16,203
Federal funds sold, commercial paper and deposits in banks	819	938
Total interest revenue	75,530	89,356
Interest expense:
Deposits:
NOW	1,324	1,854
Money market	2,028	1,757
Savings	77	84
Time	11,732	20,198
Total deposit interest expense	15,161	23,893
Federal funds purchased, repurchase agreements and other short-term borrowings	1,042	1,038
Federal Home Loan Bank advances	590	977
Long-term debt	2,780	2,662
Total interest expense	19,573	28,570
Net interest revenue	55,957	60,786
Provision for loan losses	190,000	75,000
Net interest expense after provision for loan losses	(134,043)	(14,214)
Fee revenue:
Service charges and fees	6,720	7,447
Mortgage loan and other related fees	1,494	1,479
Brokerage fees	677	567
Securities gains, net	55	61
Other	2,892	2,112
Total fee revenue	11,838	11,666
Total revenue	(122,205)	(2,548)
Operating expenses:
Salaries and employee benefits	24,924	24,360
Communications and equipment	3,344	3,273
Occupancy	4,074	3,814
Advertising and public relations	978	1,043
Postage, printing and supplies	1,118	1,225
Professional fees	3,330	1,943
Foreclosed property	64,899	10,813
FDIC assessments and other regulatory charges	5,413	3,626
Amortization of intangibles	762	802
Other	6,429	3,921
Total operating expenses	115,271	54,820
Loss from continuing operations before income taxes	(237,476)	(57,368)
Income tax benefit	(94,990)	(22,910)
Net loss from continuing operations	(142,486)	(34,458)
Loss from discontinued operations, net of income taxes	-	(101)
Gain from sale of subsidiary, net of income taxes and selling costs	-	1,266
Net loss	(142,486)	(33,293)
Preferred stock dividends and discount accretion	2,778	2,572
Net loss available to common shareholders	$(145,264)	$(35,865)

Loss from continuing operations per common share - Basic / Diluted	$(1.57)	$(.39)
Loss per common share - Basic / Diluted	(1.57)	(.38)
Weighted average common shares outstanding - Basic / Diluted	92,330	94,390

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC.
Consolidated Balance Sheet
	March 31,	December 31,	March 31,
(in thousands, except share and per share data)	2011	2010	2010
	(unaudited)	(audited)	(unaudited)
ASSETS
Cash and due from banks	$153,891	$95,994	$105,613
Interest-bearing deposits in banks	465,656	111,901	99,893
Federal funds sold, commercial paper and short-term investments	470,087	441,562	183,049
Cash and cash equivalents	1,089,634	649,457	388,555
Securities available for sale	1,638,494	1,224,417	1,526,589
Securities held to maturity (fair value $248,361 and $267,988)	245,430	265,807	-
Loans held for sale	80,629	-	-
Mortgage loans held for sale	25,364	35,908	21,998
Loans, net of unearned income	4,194,372	4,604,126	4,992,045
Less allowance for loan losses	133,121	174,695	173,934
Loans, net	4,061,251	4,429,431	4,818,111
Assets covered by loss sharing agreements with the FDIC	125,789	131,887	169,287
Premises and equipment, net	179,143	178,239	181,217
Accrued interest receivable	21,687	24,299	30,492
Goodwill and other intangible assets	10,684	11,446	224,394
Foreclosed property	54,378	142,208	136,275
Net deferred tax asset	266,367	166,937	92,986
Other assets	174,742	183,160	247,114
Total assets	$7,973,592	$7,443,196	$7,837,018

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
Demand	$864,708	$793,414	$740,727
NOW	1,320,136	1,424,781	1,344,973
Money market	967,938	891,252	729,283
Savings	193,591	183,894	186,699
Time:
Less than $100,000	1,576,505	1,496,700	1,643,059
Greater than $100,000	990,289	1,002,359	1,132,034
Brokered	684,581	676,772	710,813
Total deposits	6,597,748	6,469,172	6,487,588
Federal funds purchased, repurchase agreements, and other short-term borrowings	102,107	101,067	102,480
Federal Home Loan Bank advances	55,125	55,125	114,303
Long-term debt	150,166	150,146	150,086
Unsettled securities purchases	177,532	-	17,588
Accrued expenses and other liabilities	40,766	32,171	39,078
Total liabilities	7,123,444	6,807,681	6,911,123
Shareholders' equity:
Preferred stock, $1 par value; 10,000,000 shares authorized;
Series A; $10 stated value; 21,700 shares issued and outstanding	217	217	217
Series B; $1,000 stated value; 180,000 shares issued and outstanding	176,049	175,711	174,727
Series D; $1,000 stated value; 16,613 shares issued and outstanding	16,613	-	-
Series F; $1,000 stated value; 195,872 shares issued and outstanding	195,872	-	-
Series G; $1,000 stated value; 151,185 shares issued and outstanding	151,185	-	-
Common stock, $1 par value; 200,000,000 shares authorized;
104,515,553, 94,685,003 and 94,175,857 shares issued and outstanding	104,516	94,685	94,176
Common stock issuable; 397,138, 336,437 and 262,002 shares	3,681	3,894	4,127
Capital surplus	655,350	665,496	622,803
Accumulated deficit	(480,831)	(335,567)	(15,481)
Accumulated other comprehensive income	27,496	31,079	45,326
Total shareholders' equity	850,148	635,515	925,895
Total liabilities and shareholders' equity	$7,973,592	$7,443,196	$7,837,018

See accompanying notes to consolidated financial statements.

Consolidated Statement of Changes in Shareholders' Equity (Unaudited)
For the Three Months Ended March 31,

									(Accumulated	Accumulated
	Preferred Stock						Common		Deficit)	Other
(in thousands, except share	Series	Series	Series	Series	Series	Common	Stock	Capital	Retained	Comprehensive
and per share data)	A	B	D	F	G	Stock	Issuable	Surplus	Earnings	Income	Total

Balance, December 31, 2009	$217	$174,408	$-	$-	$-	$94,046	$3,597	$622,034	$20,384	$47,635	$962,321
Comprehensive income:
Net loss									(33,293)		(33,293)
Other comprehensive income (loss):
Unrealized holding gains on
available for sale securities,
net of deferred tax expense
and reclassification adjustment										783	783
Unrealized losses on derivative
financial instruments qualifying
as cash flow hedges, net of
deferred tax benefit										(3,092)	(3,092)
Comprehensive loss									(33,293)	(2,309)	(35,602)
Common stock issued to dividend
Reinvestment plan and employee
benefit plans (125,021 shares)						124		387			511
Amortization of stock option and
restricted stock								832			832
Vesting of restricted stock (12,447
shares issued, 16,162 shares
deferred)						6	444	(450)			-
Deferred compensation plan, net,
including dividend equivalents							86				86
Dividends on Series A preferred stock									(3)		(3)
Dividends on Series B preferred stock		319							(2,569)		(2,250)
Balance, March 31, 2010	$217	$174,727	$-	$-	$-	$94,176	$4,127	$622,803	$(15,481)	$45,326	$925,895
Balance, December 31, 2010	$217	$175,711	$-	$-	$-	$94,685	$3,894	$665,496	$(335,567)	$31,079	$635,515
Comprehensive loss:
Net loss									(142,486)		(142,486)
Other comprehensive loss:
Unrealized holding gains on
available for sale securities,
net of deferred tax expense
and reclassification adjustment										(1,003)	(1,003)
Unrealized losses on derivative
financial instruments qualifying
as cash flow hedges, net of
deferred tax benefit										(2,580)	(2,580)
Comprehensive loss									(142,486)	(3,583)	(146,069)
Preferred for common equity exchange
related to tax benefits preservation
plan (7,755,631 common shares)			16,613			(7,756)		(8,857)			-
Common stock issued to dividend
reinvestment plan and employee
benefit plans (230,096 shares)						232		143			375
Common and preferred stock issued
(17,338,497 common shares)				195,872	151,185	17,338		(1,866)			362,529
Amortization of stock options and
restricted stock awards								549			549
Vesting of restricted stock (7,097
shares issued, 31,910 shares
deferred)						7	54	(61)			-
Deferred compensation plan, net,
including dividend equivalents							65				65
Shares issued from deferred
compensation plan (10,491 shares)						10	(332)	322			-
Tax on option exercise and restricted
stock vesting								(376)			(376)
Dividends on Series A preferred stock									(3)		(3)
Dividends on Series B preferred stock		338							(2,602)		(2,264)
Dividends on Series D preferred stock									(173)		(173)
Balance, March 31, 2011	$217	$176,049	$16,613	$195,872	$151,185	$104,516	$3,681	$655,350	$(480,831)	$27,496	$850,148

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC.
Consolidated Statement of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2011	2010
Operating activities:
Net loss	$(142,486)	$(33,293)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and accretion	4,743	3,814
Provision for loan losses	190,000	75,000
Stock based compensation	549	832
Securities gains, net	(55)	(61)
Losses and write downs on sales of other real estate owned	60,605	8,097
Gain from sale of subsidiary	-	(2,110)
Changes in assets and liabilities:
Other assets and accrued interest receivable	(90,321)	(11,557)
Accrued expenses and other liabilities	6,518	(4,956)
Mortgage loans held for sale	10,544	8,228
Net cash provided by operating activities	40,097	43,994

Investing activities:
Investment securities held to maturity:
Proceeds from maturities and calls	21,116	-
Purchases	(1,500)	-
Investment securities available for sale:
Proceeds from sales	51,240	40,817
Proceeds from maturities and calls	116,175	200,578
Purchases	(405,979)	(219,354)
Net decrease in loans	93,949	65,889
Proceeds from sales of premises and equipment	160	8
Purchases of premises and equipment	(3,604)	(2,024)
Net cash received from sale of subsidiary	-	290
Proceeds from sale of other real estate	36,003	21,692
Net cash (used in) provided by investing activities	(92,440)	107,896

Financing activities:
Net change in deposits	128,576	(139,051)
Net change in federal funds purchased, repurchase agreements, and other short-term borrowings	1,040	1,091
Proceeds from issuance of common stock for dividend reinvestment and employee benefit plans	375	511
Proceeds from issuance of common and preferred stock, net of offering costs	362,529	-
Cash dividends on preferred stock	-	(2,253)
Net cash provided by (used in) financing activities	492,520	(139,702)

Net change in cash and cash equivalents	440,177	12,188

Cash and cash equivalents at beginning of period	649,457	376,367

Cash and cash equivalents at end of period	$1,089,634	$388,555

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$17,936	$33,283
Income taxes	1,287	767
Unsettled securities purchases	177,532	17,588

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1 – Accounting Policies

The accounting and financial reporting policies of United Community Banks, Inc. (“United”) and its subsidiaries conform to accounting principles generally accepted in the United States of America (“GAAP”) and general banking industry practices.  The accompanying interim consolidated financial statements have not been audited.  All material intercompany balances and transactions have been eliminated.  A more detailed description of United’s accounting policies is included in the 2010 annual report filed on Form 10-K.

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

Note 2 – Accounting Standards Updates

In April 2011, the FASB issued Accounting Standards Update No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (“ASU No. 2011-02”).  ASU No. 2011-02 requires a creditor to separately conclude that 1.) the restructuring constitutes a concession and 2.) the debtor is experiencing financial difficulties in order for a modification to be considered a troubled debt restructuring (“TDR”).  The guidance was issued to provide clarification and to address diversity in practice in identifying TDR’s.  It is effective for United in the third quarter of 2011 and will be applied retrospectively to the beginning of the year.  Although evaluation of the impact is not complete, it is not expected to have a material impact on United’s results of operations, financial position, or disclosures.

In April 2011, the FASB issued Accounting Standards Update No. 2011-03, Reconsideration of Effective Control in Repurchase Agreements (“ASU No. 2011-03”).  ASU No. 2011-03 removes from the assessment of effective control the criterion related to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee.  In addition, this guidance also eliminates the requirement to demonstrate that a transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets.  It is effective for United for the first quarter of 2012, and is not expected to have a material impact on United’s results of operations, financial position, or disclosures.

Note 3 – Mergers and Acquisitions

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

Loans, foreclosed property and the estimated FDIC reimbursement resulting from the loss sharing agreements with the FDIC are reported as “assets covered by loss sharing agreements with the FDIC” in the consolidated balance sheet.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The table below shows the components of covered assets at March 31, 2011 (in thousands).

(in thousands)	Purchased Impaired Loans	Other Purchased Loans	Other	Total

Commercial (secured by real estate)	$-	$35,129	$-	$35,129
Commercial (commercial and industrial)	-	3,478	-	3,478
Construction and land development	1,644	13,335	-	14,979
Residential mortgage	145	9,322	-	9,467
Installment	7	229	-	236
Total covered loans	1,796	61,493	-	63,289
Covered forclosed property	-	-	30,833	30,833
Estimated loss reimbursement from the FDIC	-	-	31,667	31,667
Total covered assets	$1,796	$61,493	$62,500	$125,789

Note 4 – Securities

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

The amortized cost, gross unrealized gains and losses and fair value of securities held to maturity at March 31, 2011 and December 31, 2010, are as follows (in thousands).  There were no securities classified as held to maturity at March 31, 2010.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
As of March 31, 2011	Cost	Gains	Losses	Value
U.S. Government agencies	$4,989	$12	$-	$5,001
State and political subdivisions	48,497	616	731	48,382
Mortgage-backed securities (1)	191,944	3,041	7	194,978

Total	$245,430	$3,669	$738	$248,361

As of December 31, 2010
U.S. Government agencies	$11,939	$79	$-	$12,018
State and political subdivisions	47,007	416	1,005	46,418
Mortgage-backed securities (1)	206,861	2,700	9	209,552

Total	$265,807	$3,195	$1,014	$267,988

(1) All are residential type mortgage-backed securities

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The cost basis, unrealized gains and losses, and fair value of securities available for sale at March 31, 2011, December 31, 2010 and March 31, 2010 are presented below (in thousands).

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
As of March 31, 2011	Cost	Gains	Losses	Value
U.S. Government agencies	$94,966	$16	$1,204	$93,778
State and political subdivisions	26,870	983	20	27,833
Mortgage-backed securities (1)	1,388,702	27,617	1,474	1,414,845
Other	103,408	150	1,520	102,038
Total	$1,613,946	$28,766	$4,218	$1,638,494

As of December 31, 2010
U.S. Government agencies	$99,969	$67	$1,556	$98,480
State and political subdivisions	27,600	878	36	28,442
Mortgage-backed securities (1)	963,475	29,204	1,671	991,008
Other	107,811	192	1,516	106,487
Total	$1,198,855	$30,341	$4,779	$1,224,417

As of March 31, 2010
U.S. Government agencies	$306,916	$553	$891	$306,578
State and political subdivisions	63,175	1,450	81	64,544
Mortgage-backed securities (1)	1,101,456	41,754	1,031	1,142,179
Other	13,006	290	8	13,288
Total	$1,484,553	$44,047	$2,011	$1,526,589

(1) All are residential type mortgage-backed securities

The following table summarizes held to maturity securities in an unrealized loss position as of March 31, 2011 and December 31, 2010 (in thousands).

	Less than 12 Months		12 Months or More		Total
As of March 31, 2011	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
State and political subdivisions	$21,313	$731	$-	$-	$21,313	$731
Mortgage-backed securities	1,942	7	-	-	1,942	7
Total unrealized loss position	$23,255	$738	$-	$-	$23,255	$738

As of December 31, 2010
State and political subdivisions	$28,949	$1,005	$-	$-	$28,949	$1,005
Mortgage-backed securities	1,951	9	-	-	1,951	9
Total unrealized loss position	$30,900	$1,014	$-	$-	$30,900	$1,014

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table summarizes available for sale securities in an unrealized loss position as of March 31, 2011, December 31, 2010 and March 31, 2010 (in thousands).

	Less than 12 Months		12 Months or More		Total
As of March 31, 2011	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agencies	$73,763	$1,204	$-	$-	$73,763	$1,204
State and political subdivisions	1,098	15	11	5	1,109	20
Mortgage-backed securities	292,379	1,474	-	-	292,379	1,474
Other	79,386	1,520	-	-	79,386	1,520
Total unrealized loss position	$446,626	$4,213	$11	$5	$446,637	$4,218

As of December 31, 2010
U.S. Government agencies	$68,412	$1,556	$-	$-	$68,412	$1,556
State and political subdivisions	1,082	30	12	6	1,094	36
Mortgage-backed securities	59,505	1,630	2,799	41	62,304	1,671
Other	69,985	1,516	-	-	69,985	1,516
Total unrealized loss position	$198,984	$4,732	$2,811	$47	$201,795	$4,779

As of March 31, 2010
U.S. Government agencies	$138,233	$891	$-	$-	$138,233	$891
State and political subdivisions	2,035	15	3,191	66	5,226	81
Mortgage-backed securities	20,382	151	34,358	880	54,740	1,031
Other	-	-	500	8	500	8
Total unrealized loss position	$160,650	$1,057	$38,049	$954	$198,699	$2,011

At March 31, 2011, there were 38 available for sale securities and 26 held to maturity securities that were in an unrealized loss position.  United does not intend to sell nor believes it will be required to sell securities in an unrealized loss position prior to the recovery of their amortized cost basis.  Unrealized losses at March 31, 2011 were primarily attributable to changes in interest rates.

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, among other factors.  In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analyst’s reports.  During the first quarter of 2010, United recorded impairment losses of $950,000 on investments in financial institutions that showed evidence of other-than-temporary impairment.  No impairment losses were identified in the first quarter of 2011.

Realized gains and losses are derived using the specific identification method for determining the cost of securities sold. The following table summarizes securities sales activity for the three-month periods ended March 31, 2011 and 2010 (in thousands).

	Three Months Ended March 31,
	2011	2010

Proceeds from sales	$51,240	$40,817

Gross gains on sales	$331	$1,260
Gross losses on sales	(276)	(249)
Impairment losses	-	(950)

Net gains on sales of securities	$55	$61

Income tax expense attributable to sales	$21	$24

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Securities with a carrying value of $1.83 billion, $1.43 billion, and $1.48 billion were pledged to secure public deposits, FHLB advances and other secured borrowings at March 31, 2011, December 31, 2010 and March 31, 2010.

The amortized cost and fair value of held to maturity and available for sale securities at March 31, 2011, by contractual maturity, are presented in the following table (in thousands).

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

U.S. Government agencies:
5 to 10 years	$81,387	$80,729	$-	$-
More than 10 years	13,579	13,049	-	-
	94,966	93,778	-	-

State and political subdivisions:
Within 1 year	5,265	5,344	-	-
1 to 5 years	13,946	14,523	-	-
5 to 10 years	6,311	6,595	4,989	5,001
More than 10 years	1,348	1,371	-	-
	26,870	27,833	4,989	5,001

Other:
1 to 5 years	9,906	9,785	1,002	990
5 to 10 years	90,050	89,501	22,040	22,269
More than 10 years	3,452	2,752	25,455	25,123
	103,408	102,038	48,497	48,382

Total securities other than mortgage-backed securities:
Within 1 year	5,265	5,344	-	-
1 to 5 years	23,852	24,308	1,002	990
5 to 10 years	177,748	176,825	27,029	27,270
More than 10 years	18,379	17,172	25,455	25,123

Mortgage-backed securities	1,388,702	1,414,845	191,944	194,978

	$1,613,946	$1,638,494	$245,430	$248,361

Expected maturities may differ from contractual maturities because issuers and borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 5 – Loans and Allowance for Loan Losses

Major classifications of loans as of March 31, 2011, December 31, 2010 and March 31, 2010, are summarized as follows (in thousands).

	March 31,	December 31,	March 31,
	2011	2010	2010

Commercial (secured by real estate)	$1,692,154	$1,761,424	$1,765,204
Commercial construction	213,177	296,582	357,188
Commercial (commercial and industrial)	431,473	441,518	380,331
Total commercial	2,336,804	2,499,524	2,502,723
Residential construction	549,618	695,166	960,372
Residential mortgage	1,186,531	1,278,780	1,390,270
Consumer installment	121,419	130,656	138,680
Total loans	4,194,372	4,604,126	4,992,045
Less allowance for loan losses	133,121	174,695	173,934
Loans, net	$4,061,251	$4,429,431	$4,818,111

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

Changes in the allowance for loan losses for the three months ended March 31, 2011 and 2010 are summarized as follows (in thousands).

	Three Months Ended
	March 31,
	2011	2010
Balance beginning of period	$174,695	$155,602
Provision for loan losses	190,000	75,000
Charge-offs:
Commercial (secured by real estate)	48,707	2,936
Commercial construction	49,715	2,211
Commercial (commercial and industrial)	4,362	4,554
Residential construction	92,255	44,190
Residential mortgage	36,676	4,640
Consumer installment	1,096	1,129
Total loans charged-off	232,811	59,660
Recoveries:
Commercial (secured by real estate)	100	972
Commercial construction	-	5
Commercial (commercial and industrial)	322	444
Residential construction	117	1,090
Residential mortgage	293	89
Consumer installment	405	392
Total recoveries	1,237	2,992
Net charge-offs	231,574	56,668

Balance end of period	$133,121	$173,934

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

At March 31, 2011, December 31, 2010 and March 31, 2010, loans with a carrying value of $857 million, $1.02 billion and $1.56 billion were pledged as collateral to secure FHLB advances and other contingent funding sources.

The following table presents the balance and activity in the allowance for loan losses by portfolio segment and the recorded investment in loans by portfolio segment based on impairment method as of March 31, 2011, December 31, 2010 and March 31, 2010 (in thousands).

Three Months Ended March 31, 2011	Commercial (Secured by Real Estate)	Commercial Construction	Commercial (Commercial and Industrial)	Residential Construction	Residential Mortgage	Consumer Installment	Unallocated	Total
Allowance for loan losses:
Beginning balance	$31,191	$6,780	$7,580	$92,571	$22,305	$3,030	$11,238	$174,695
Charge-offs	(46,101)	(24,158)	(4,363)	(119,874)	(37,220)	(1,095)	-	(232,811)
Recoveries	100	-	322	117	293	405	-	1,237
Provision	35,069	23,359	4,048	89,706	39,751	216	(2,149)	190,000
Ending balance	$20,259	$5,981	$7,587	$62,520	$25,129	$2,556	$9,089	$133,121
Ending allowance attributable to loans:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	20,259	5,981	7,587	62,520	25,129	2,556	9,089	133,121
Total ending allowance balance	$20,259	$5,981	$7,587	$62,520	$25,129	$2,556	$9,089	$133,121
Loans:
Individually evaluated for impairment	$17,154	$3,624	$-	$22,667	$5,157	$-	$-	$48,602
Collectively evaluated for impairment	1,675,000	209,553	431,473	526,951	1,181,374	121,419	-	4,145,770
Total loans	$1,692,154	$213,177	$431,473	$549,618	$1,186,531	$121,419	$-	$4,194,372

December 31, 2010
Allowance for loan losses:
Ending allowance attributable to loans:
Individually evaluated for impairment	$268	$-	$-	$644	$137	$-	$-	$1,049
Collectively evaluated for impairment	30,923	6,780	7,580	91,927	22,168	3,030	11,238	173,646
Total ending allowance balance	$31,191	$6,780	$7,580	$92,571	$22,305	$3,030	$11,238	$174,695
Loans:
Individually evaluated for impairment	$41,818	$20,311	$5,874	$39,505	$15,468	$-	$-	$122,976
Collectively evaluated for impairment	1,719,606	276,271	435,644	655,661	1,263,312	130,656	-	4,481,150
Total loans	$1,761,424	$296,582	$441,518	$695,166	$1,278,780	$130,656	$-	$4,604,126

Three Months Ended March 31, 2010
Allowance for loan losses:
Beginning balance	$19,208	$5,861	$6,892	$93,585	$17,266	$2,545	$10,245	$155,602
Charge-offs	(2,936)	(2,211)	(4,554)	(44,190)	(4,640)	(1,129)	-	(59,660)
Recoveries	972	5	444	1,090	89	392	-	2,992
Provision	4,564	4,772	3,898	53,349	6,642	1,086	689	75,000
Ending balance	$21,808	$8,427	$6,680	$103,834	$19,357	$2,894	$10,934	$173,934
Ending allowance attributable to loans:
Individually evaluated for impairment	$1,272	$627	$-	$4,398	$529	$6	$-	$6,832
Collectively evaluated for impairment	20,536	7,800	6,680	99,436	18,828	2,888	10,934	167,102
Total ending allowance balance	$21,808	$8,427	$6,680	$103,834	$19,357	$2,894	$10,934	$173,934
Loans:
Individually evaluated for impairment	$38,519	$22,268	$-	$131,249	$22,056	$941	$-	$215,033
Collectively evaluated for impairment	1,726,685	334,920	380,331	829,123	1,368,214	137,739	-	4,777,012
Total loans	$1,765,204	$357,188	$380,331	$960,372	$1,390,270	$138,680	$-	$4,992,045

United reviews all loans that are on nonaccrual with a balance of $500,000 or greater for impairment.  A loan is considered impaired when, based on current events and circumstances, it is probable that all amounts due, according to the contractual terms of the loan, will not be collected.  Impaired loans are measured based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, at the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent.  Interest payments received on impaired loans are applied as a reduction of the outstanding principal balance.

In the first quarter 2011, following the completion of a transaction to raise $380 million in new capital, United’s Board of Directors adopted an asset disposition plan which included the bulk sale of $267 million in classified loans.  Those loans were classified as held for sale at the end of the first quarter and were written down to the expected proceeds from the sale.  The charge-offs on the loans transferred to held for sale in anticipation of the bulk loan sale which closed on April 18, 2011, increased first quarter 2011 loan charge offs by $186 million.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Individually evaluated impaired loans at March 31, 2011, December 31, 2010 and March 31, 2010 were as follows (in thousands).

	March 31,	December 31,	March 31,
	2011	2010	2010

Period-end loans with no allocated allowance for loan losses	$48,602	$115,338	$158,559
Period-end loans with allocated allowance for loan losses	-	7,638	56,474
Total	$48,602	$122,976	$215,033

Amount of allowance for loan losses allocated	$-	$1,049	$6,832

The average balances of impaired loans and income recognized on impaired loans while they were considered impaired is presented below for the three months ended March 31, 2011 and March 31, 2010 (in thousands).

	Three Months Ended
	March 31,
	2011	2010

Average balance of individually evaluated impaired loans during period	$95,163	$210,854
Interest income recognized during impairment	-	-
Cash-basis interest income recognized	-	-

The following table presents loans individually evaluated for impairment by class of loans as of March 31, 2011, December 31, 2010 and March 31, 2010 (in thousands).

	March 31, 2011			December 31, 2010			March 31, 2010
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated

With no related allowance recorded:
Commercial (secured by real estate)	$27,811	$17,154	$-	$60,238	$39,588	$-	$42,498	$34,589	$-
Commercial construction	4,360	3,624	-	33,898	20,311	-	21,855	16,018	-
Commercial (commercial and industrial)	-	-	-	10,115	5,874	-	-	-	-
Total commercial	32,171	20,778	-	104,251	65,773	-	64,353	50,607	-
Residential construction	49,205	22,667	-	59,502	34,597	-	167,166	89,863	-
Residential mortgage	8,801	5,157	-	21,528	14,968	-	24,261	18,089	-
Consumer installment	-	-	-	-	-	-	-	-	-
Total with no related allowance recorded	90,177	48,602	-	185,281	115,338	-	255,780	158,559	-

With an allowance recorded:
Commercial (secured by real estate)	-	-	-	2,230	2,230	268	4,228	3,930	1,272
Commercial construction	-	-	-	-	-	-	8,372	6,250	627
Commercial (commercial and industrial)	-	-	-	-	-	-	-	-	-
Total commercial	-	-	-	2,230	2,230	268	12,600	10,180	1,899
Residential construction	-	-	-	14,480	4,908	644	53,971	41,386	4,398
Residential mortgage	-	-	-	500	500	137	5,488	3,967	529
Consumer installment	-	-	-	-	-	-	1,111	941	6
Total with an allowance recorded	-	-	-	17,210	7,638	1,049	73,170	56,474	6,832
Total	$90,177	$48,602	$-	$202,491	$122,976	$1,049	$328,950	$215,033	$6,832

There were no loans more than 90 days past due and still accruing interest at March 31, 2011, December 31, 2010 or March 31, 2010.  Nonaccrual loans at March 31, 2011, December 31, 2010 and March 31, 2010 were $83.8 million, $179 million and $281 million, respectively.  Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually evaluated impaired loans with larger balances.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table presents the recorded investment in nonaccrual loans by loan class as of March 31, 2011, December 31, 2010 and March 31, 2010 (in thousands).

	Nonaccrual Loans
	March 31, 2011	December 31, 2010	March 31, 2010

Commercial (secured by real estate)	$20,648	$44,927	$45,918
Commercial construction	3,701	21,374	23,556
Commercial (commercial and industrial)	2,198	5,611	3,610
Total commercial	26,547	71,912	73,084
Residential construction	32,038	54,505	147,326
Residential mortgage	23,711	51,083	57,920
Consumer installment	1,473	1,594	2,472
Total	$83,769	$179,094	$280,802

Balance as a percentage of unpaid principal	57.3%	62.2%	71.6%

The following table presents the aging of the recorded investment in past due loans as of March 31, 2011, December 31, 2010 and March 31, 2010 by class of loans (in thousands).

As of March 31, 2011	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total

Commercial (secured by real estate)	$11,522	$9,244	$9,659	$30,425	$1,661,729	$1,692,154
Commercial construction	5,458	1,880	1,237	8,575	204,602	213,177
Commercial (commercial and industrial)	1,485	854	876	3,215	428,258	431,473
Total commercial	18,465	11,978	11,772	42,215	2,294,589	2,336,804
Residential construction	13,349	9,514	13,405	36,268	513,350	549,618
Residential mortgage	16,439	6,658	10,789	33,886	1,152,645	1,186,531
Consumer installment	1,705	346	573	2,624	118,795	121,419
Total loans	$49,958	$28,496	$36,539	$114,993	$4,079,379	$4,194,372

As of December 31, 2010
Commercial (secured by real estate)	$10,697	$3,672	$19,457	$33,826	$1,727,598	$1,761,424
Commercial construction	4,616	2,917	9,189	16,722	279,860	296,582
Commercial (commercial and industrial)	2,016	2,620	3,092	7,728	433,790	441,518
Total commercial	17,329	9,209	31,738	58,276	2,441,248	2,499,524
Residential construction	13,599	5,158	34,673	53,430	641,736	695,166
Residential mortgage	24,375	7,780	38,209	70,364	1,208,416	1,278,780
Consumer installment	2,104	462	808	3,374	127,282	130,656
Total loans	$57,407	$22,609	$105,428	$185,444	$4,418,682	$4,604,126

As of March 31, 2010
Commercial (secured by real estate)	$21,315	$16,281	$36,334	$73,930	$1,691,274	$1,765,204
Commercial construction	1,666	7,524	14,876	24,066	333,122	357,188
Commercial (commercial and industrial)	3,327	2,005	1,680	7,012	373,319	380,331
Total commercial	26,308	25,810	52,890	105,008	2,397,715	2,502,723
Residential construction	26,354	22,284	102,193	150,831	809,541	960,372
Residential mortgage	33,570	17,181	47,936	98,687	1,291,583	1,390,270
Consumer installment	1,941	1,213	1,093	4,247	134,433	138,680
Total loans	$88,173	$66,488	$204,112	$358,773	$4,633,272	$4,992,045

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

There were no specific reserves established for loans considered to be troubled debt restructurings at March 31, 2011.  As of December 31, 2010, $173,000 of specific reserves were allocated to customers whose loan terms have been modified in troubled debt restructurings.  United has committed to lend additional amounts totaling up to $519,000 and $1.17 million as of March 31, 2011 and December 31, 2010, respectively, to customers with outstanding loans that are classified as troubled debt restructurings.

The following table presents additional information on troubled debt restructurings including the number of loan contracts restructured and the pre and post modification recorded investment.  Also included in the table are the number of contracts and the recorded investment for those trouble debt restructurings that have subsequently defaulted (dollars in thousands).

		Pre- Modification Outstanding	Post- Modification Outstanding	Troubled Debt Restructurings That Have Subsequently Defaulted
As of March 31, 2011	Number of Contracts	Recorded Investment	Recorded Investment	Number of Contracts	Recorded Investment

Commercial (secured by real estate)	29	$25,094	$22,211	3	$1,799
Commercial construction	6	9,622	9,622	-	-
Commercial (commercial and industrial)	5	155	155	-	-
Total commercial	40	34,871	31,988	3	1,799
Residential construction	54	14,582	13,759	4	972
Residential mortgage	32	4,013	3,882	3	278
Consumer installment	7	122	117	-	-
Total loans	133	$53,588	$49,746	10	$3,049

As of December 31, 2010

Commercial (secured by real estate)	41	$40,649	$36,759	3	$1,402
Commercial construction	16	37,980	37,067	2	1,083
Commercial (commercial and industrial)	7	645	364	1	7
Total commercial	64	79,274	74,190	6	2,492
Residential construction	63	22,012	20,782	11	2,028
Residential mortgage	43	6,574	6,285	4	324
Consumer installment	7	124	124	-	-
Total loans	177	$107,984	$101,381	21	$4,844

As of March 31, 2010

Commercial (secured by real estate)	36	$30,367	$30,264	1	$747
Commercial construction	8	19,793	18,008	1	311
Commercial (commercial and industrial)	5	248	248	-	-
Total commercial	49	50,408	48,520	2	1,058
Residential construction	31	16,439	14,955	6	1,259
Residential mortgage	25	5,911	5,860	1	3
Consumer installment	6	1,331	1,331	-	-
Total loans	111	$74,089	$70,666	9	$2,320

Risk Ratings

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.  Loans listed as not rated are generally new loans that have not yet been assigned a grade or loan payments that have not yet been posted to the loan accounting system.

As of March 31, 2011, December 31, 2010 and March 31, 2010, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands).

As of March 31, 2011	Pass	Watch	Substandard	Doubtful / Loss	Not Rated	Total

Commercial (secured by real estate)	$1,466,583	$82,715	$140,299	$-	$2,557	$1,692,154
Commercial construction	166,780	8,205	38,586	-	(394)	213,177
Commercial (commercial and industrial)	410,133	6,824	18,608	-	(4,092)	431,473
Total commercial	2,043,496	97,744	197,493	-	(1,929)	2,336,804
Residential construction	377,590	60,463	112,572	-	(1,007)	549,618
Residential mortgage	1,052,604	40,779	92,843	-	305	1,186,531
Consumer installment	114,401	626	3,829	-	2,563	121,419
Total loans	$3,588,091	$199,612	$406,737	$-	$(68)	$4,194,372

As of December 31, 2010

Commercial (secured by real estate)	$1,475,992	$82,762	$201,688	$-	$982	$1,761,424
Commercial construction	174,049	10,413	112,120	-	-	296,582
Commercial (commercial and industrial)	403,986	15,153	22,379	-	-	441,518
Total commercial	2,054,027	108,328	336,187	-	982	2,499,524
Residential construction	398,926	82,973	213,267	-	-	695,166
Residential mortgage	1,101,645	38,378	136,915	-	1,842	1,278,780
Consumer installment	122,056	650	4,872	-	3,078	130,656
Total loans	$3,676,654	$230,329	$691,241	$-	$5,902	$4,604,126

As of March 31, 2010

Commercial (secured by real estate)	$1,492,357	$74,964	$196,711	$-	$1,172	$1,765,204
Commercial construction	245,795	11,833	98,862	-	698	357,188
Commercial (commercial and industrial)	331,798	6,711	39,671	70	2,081	380,331
Total commercial	2,069,950	93,508	335,244	70	3,951	2,502,723
Residential construction	542,627	114,747	300,882	238	1,878	960,372
Residential mortgage	1,203,330	45,996	138,720	136	2,088	1,390,270
Consumer installment	134,194	333	6,388	8	(2,243)	138,680
Total loans	$3,950,101	$254,584	$781,234	$452	$5,674	$4,992,045

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 6 – Foreclosed Property

Major classifications of foreclosed properties at March 31, 2011, December 31, 2010 and March 31, 2010 are summarized as follows (in thousands).

	March 31,	December 31,	March 31,
	2011	2010	2010

Commercial (secured by real estate)	$15,500	$25,893	$22,694
Commercial construction	11,568	17,808	14,435
Total commercial	27,068	43,701	37,129
Residential construction	67,406	91,385	82,095
Residential mortgage	12,927	23,687	27,043
Total foreclosed property	107,401	158,773	146,267
Less valuation allowance	53,023	16,565	9,992
Foreclosed property, net	$54,378	$142,208	$136,275

Balance as a percentage of original loan unpaid principal	30.3%	64.4%	65.9%

Activity in the valuation allowance for foreclosed property is presented in the following table (in thousands).

	Three Months Ended
	March 31,
	2011	2010

Balance at beginning of year	$16,565	$7,433
Additions charged to expense	48,585	4,579
Direct write downs	(12,127)	(2,020)
Balance at end of year	$53,023	$9,992

Expenses related to foreclosed assets include (in thousands).

	Three Months Ended
	March 31,
	2011	2010

Net loss on sales	$12,020	$3,518
Provision for unrealized losses	48,585	4,579
Operating expenses, net of rental income	4,294	2,716
Total foreclosed property expense	$64,899	$10,813

Note 7 – Earnings Per Share

United is required to report on the face of the statement of operations, loss per common share with and without the dilutive effects of potential common stock issuances from instruments such as options, convertible securities and warrants. Basic earnings per common share is based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per common share.  During the three months ended March 31, 2011 and 2010, United accrued dividends on Series A preferred stock totaling $3,000.  In the first quarter of 2011 and 2010, United accrued dividends of $2.60 million and $2.57 million on Series B preferred stock.  Additionally, in the first quarter of 2011, United accrued $173,000 of dividends on Series D preferred stock. The preferred stock dividends were subtracted from net loss in order to arrive at net loss available to common shareholders.  There is no dilution from potentially dilutive securities for the three months ended March 31, 2011 and 2010, due to the antidilutive effect of the net loss for those periods.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table sets forth the computation of basic and diluted loss per share for the three months ended March 31, 2011 and 2010 (in thousands, except per share data).

	Three Months Ended
	March 31,
	2011	2010

Net loss available to common shareholders	$(145,264)	$(35,865)

Weighted average shares outstanding:
Basic	92,330	94,390
Effect of dilutive securities
Stock options	-	-
Warrants	-	-
Diluted	92,330	94,390

Loss per common share:
Basic	$(1.57)	$(.38)
Diluted	$(1.57)	$(.38)

At March 31, 2011, United had a number of potentially dilutive securities outstanding including 182,661,503 shares issuable upon the expected conversion of Series F and Series G preferred stock.  Such securities are mandatorily convertible to common stock upon shareholder approval.  United is requesting shareholder approval at its annual shareholders’ meeting on June 16, 2011.  Other potentially dilutive securities include a warrant to purchase 1,099,542 common shares at $12.28 per share issued to the U.S. Treasury in connection with the issuance of United’s Series B preferred stock; 648,350 shares issuable upon exercise of warrants attached to trust preferred securities with an exercise price of $20.00 per share; 3,326,543 shares issuable upon exercise of stock options granted to employees with a weighted average exercise price of $18.71; 77,075 shares issuable upon completion of vesting of restricted stock awards; 7,058,824 shares issuable upon exercise of warrants exercisable at $4.25 per share, granted to Fletcher International in connection with the 2010 asset purchase and sale agreement; 12,380,952 shares issuable upon conversion of preferred stock if Fletcher International exercises its option to purchase $65 million in convertible preferred stock, convertible at $5.25 per share; 5,813,953 shares issuable upon exercise of warrants, exercisable at $6.02 per share to be granted to Fletcher International upon exercise of its option to acquire preferred stock; and 7,755,631 shares issuable upon exercise of warrants owned by Elm Ridge Off Shore Fund and Elm Ridge Value Fund, exercisable at $2.50 per share.  Additionally, there were 48,000,000 shares potentially issuable under the indemnification provisions of United’s first quarter private equity transaction if a change of ownership is deemed to have occurred under Section 382 of the Internal Revenue Code.  Management does not believe there was an ownership change prior to, or in connection with, the private equity transaction completed in the first quarter.  Therefore management does not expect the indemnity shares to be issued.  A final determination on whether a change of ownership occurred and whether the indemnity shares will be issued as a result, is expected to be completed by June 30, 2011.

Note 8 – Derivatives and Hedging Activities

Risk Management Objective of Using Derivatives

United is exposed to certain risks arising from both its business operations and economic conditions.  United principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. United manages interest rate risk primarily by managing the amount, sources, and duration of its investment securities portfolio and debt funding and through the use of derivative financial instruments.  Specifically, United enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates.  United’s derivative financial instruments are used to manage differences in the amount, timing, and duration of United’s known or expected cash receipts and its known or expected cash payments principally related to United’s loans and wholesale borrowings.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The table below presents the fair value of United’s derivative financial instruments as well as their classification on the consolidated balance sheet as of March 31, 2011, December 31, 2010 and March 31, 2010.

Derivatives designated as hedging instruments under ASC 815 Hedge Accounting (in thousands).

		Fair Value
Interest Rate	Balance Sheet	March 31,	December 31,	March 31,
Products	Location	2011	2010	2010

Asset derivatives	Other assets	$-	$-	$6,113

As of March 31, 2011, December 31, 2010 and March 31, 2010, United did not have any derivatives in a net liability position.

Cash Flow Hedges of Interest Rate Risk

United’s objectives in using interest rate derivatives are to add stability to net interest revenue and to manage its exposure to interest rate movements. To accomplish this objective, United primarily uses interest rate swaps as part of its interest rate risk management strategy.  For United’s variable-rate loans, interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for United making variable-rate payments over the life of the agreements without exchange of the underlying notional amount.  Interest rate floors designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates fall below the strike rate on the contract in exchange for an up front premium.  United had no active derivative contracts outstanding at March 31, 2011 or December 31, 2010 that were designated as cash flow hedges of interest rate risk.

The effective portion of changes in the fair value of derivatives designated, and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2010, such derivatives were used to hedge the variable cash flows associated with existing prime-based, variable-rate loans.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended March 31, 2011 and 2010, $1.30 million and $522,000, respectively, in hedge ineffectiveness was recognized in other fee revenue.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest revenue as interest payments are received on United’s prime-based, variable-rate loans. At March 31, 2011, the amount included in other comprehensive income represents deferred gains from terminated cash flow hedges where the forecasted hedging transaction is expected to remain effective over the remaining unexpired term of the original contract.  Such gains are being deferred and recognized over the remaining life of the contract on a straight line basis.  During the three months ended March 31, 2011, United accelerated the reclassification of $1.30 million in gains from terminated positions as a result of forecasted transactions becoming probable not to occur.  During the next twelve months, United estimates that an additional $10.2 million of the deferred gains on terminated cash flow hedging positions will be reclassified as an increase to interest revenue.

Fair Value Hedges of Interest Rate Risk

United is exposed to changes in the fair value of certain of its fixed rate obligations due to changes in LIBOR, a benchmark interest rate. United uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the benchmark interest rate. Interest rate swaps designated as fair value hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for United making variable rate payments over the life of the agreements without the exchange of the underlying notional amount.   As of March 31, 2011 and December 31, 2010, United had no active derivatives designated as fair value hedges of interest rate risk.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. United includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related derivatives.  During the three months ended March 31, 2010, United recognized net gains of $88,000 related to ineffectiveness of the fair value hedging relationships.  United also recognized a net reduction of interest expense of $1.39 million for the three months ended March 31, 2010 related to United’s fair value hedges, which includes net settlements on the derivatives.  There were no active fair value hedges during the first quarter of 2011.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement

The tables below present the effect of United’s derivative financial instruments on the consolidated statement of operations for the three months ended March 31, 2011 and 2010.

Derivatives in Fair Value Hedging Relationships (in thousands).

Location of Gain (Loss)	Amount of Gain (Loss) Recognized in		Amount of Gain (Loss) Recognized in
Recognized in Income	Income on Derivative		Income on Hedged Item
on Derivative	2011	2010	2011	2010

Other fee revenue	$-	$(1,195)	$-	$1,283

Derivatives in Cash Flow Hedging Relationships (in thousands).

	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)		Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)
	2011	2010	Location	2011	2010

			Interest revenue	$2,923	$6,012
			Other income	1,303	522
Interest rate products	$-	$1,475	Total	$4,226	$6,534

Credit-risk-related Contingent Features

United manages its credit exposure on derivatives transactions by entering into a bi-lateral credit support agreement with each counterparty.  The credit support agreements require collateralization of exposures beyond specified minimum threshold amounts.  The details of these agreements, including the minimum thresholds, vary by counterparty.  At March 31, 2011, United had no active derivative positions and therefore no credit support agreements remained in effect.

Note 9 – Stock-Based Compensation

United has an equity compensation plan that allows for grants of incentive stock options, nonqualified stock options, restricted stock awards (also referred to as “nonvested stock” awards), stock awards, performance share awards or stock appreciation rights.  Options granted under the plan can have an exercise price no less than the fair market value of the underlying stock at the date of grant.  The general terms of the plan include a vesting period (usually four years) with an exercisable period not to exceed ten years.  Certain option and restricted stock awards provide for accelerated vesting if there is a change in control (as defined in the plan).  As of March 31, 2011, approximately 1,276,000 additional awards could be granted under the plan.  Through March 31, 2011, only incentive stock options, nonqualified stock options and restricted stock awards and units had been granted under the plan.

The following table shows stock option activity for the first three months of 2011.

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinisic Value ($000)

Outstanding at December 31, 2010	3,391,577	$18.60
Expired	(65,034)	12.98
Outstanding at March 31, 2011	3,326,543	18.71	4.5	$-

Exercisable at March 31, 2011	2,681,281	19.81	3.8	-

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

No options were granted during the first three months of 2011.  The fair value of each option is estimated on the date of grant using the Black-Scholes model.  Because United’s option plan has not been in place long enough to gather sufficient information about exercise patterns to establish an expected life, United uses the formula provided by the SEC in SAB No. 107 to determine the expected life of options.

The weighted average assumptions used to determine the fair value of stock options are presented in the table below.

	Three Months Ended
	March 31,
	2011	2010

Expected volatility	NA	55.00%
Expected dividend yield	NA	0.00%
Expected life (in years)	NA	6.25
Risk-free rate	NA	3.12%

For 2010, expected volatility was determined using United’s historical monthly volatility for over a period of 25 quarters ending December 31, 2009.  Compensation expense relating to stock options of $441,000 and $662,000, was included in earnings for the three months ended March 31, 2011 and 2010, respectively.  Deferred tax benefits of $172,000 and $266,000, respectively, were included in the determination of income tax benefit for the three-month periods ended March 31, 2011 and 2010.  The amount of compensation expense for both periods was determined based on the fair value of the options at the time of grant, multiplied by the number of options granted that are expected to vest, which was then amortized over the vesting period.  The forfeiture rate for options is estimated to be approximately 3% per year.  No options were exercised during the first three months of 2011 or 2010.

The table below presents the activity in restricted stock awards for the first three months of 2011.

Restricted Stock	Shares	Weighted-Average Grant-Date Fair Value

Outstanding at December 31, 2010	116,082	$11.94
Vested	(39,007)	10.38
Outstanding at March 31, 2011	77,075	12.73

Compensation expense for restricted stock is based on the fair value of restricted stock awards at the time of grant, which is equal to the value of United’s common stock on the date of grant.  The value of restricted stock grants that are expected to vest is amortized into expense over the vesting period.  For the three months ended March 31, 2011 and 2010, compensation expense of $107,000 and $170,000, respectively, was recognized related to restricted stock awards.  The total intrinsic value of the restricted stock was $180,000 at March 31, 2011.

As of March 31, 2011, there was $1.73 million of unrecognized compensation cost related to non-vested stock options and restricted stock awards granted under the plan.  That cost is expected to be recognized over a weighted-average period of 1.6 years.  The aggregate grant date fair value of options and restricted stock awards that vested during the three months ended March 31, 2011, was $423,000.

Note 10 – Common and Preferred Stock Issued / Common Stock Issuable

United sponsors a Dividend Reinvestment and Share Purchase Plan (“DRIP”) that allows participants who already own United’s common stock to purchase additional shares directly from the company.  The DRIP also allows participants to automatically reinvest their quarterly dividends in additional shares of common stock without a commission.  United’s 401(k) retirement plan regularly purchases shares of United’s common stock directly from United.  In addition, United has an Employee Stock Purchase Program (“ESPP”) that allows eligible employees to purchase shares of common stock at a 5% discount, with no commission charges.  For the three months ended March 31, 2011 and 2010, United issued 230,096 and 125,021 shares, respectively, and increased capital by $375,000 and $511,000, respectively, through these programs.  The DRIP program has been suspended until 2012 when United expects to regain its S-3 filing status.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

United offers its common stock as an investment option in its deferred compensation plan.  The common stock component of the deferred compensation plan is accounted for as an equity instrument and is reflected in the consolidated financial statements as common stock issuable.  At March 31, 2011 and 2010, 397,138 and 262,002 shares, respectively, were issuable under the deferred compensation plan.

On February 22, 2011, United entered into a share exchange agreement (the “Share Exchange Agreement”) with Elm Ridge Offshore Master Fund, Ltd. and Elm Ridge Value Partners, L.P. (collectively referred to as “Elm Ridge Parties”). Under the Share Exchange Agreement, the Elm Ridge Parties agreed to transfer to the Company 7,755,631 shares of the Company’s common stock in exchange for 16,613 shares of the Company’s cumulative perpetual preferred stock, Series D and warrants to purchase 7,755,631 common shares with an exercise price of $2.50 per share that expires on August 22, 2013.  This exchange transaction did not result in a net increase or decrease to total shareholder’s equity for the quarter ended March 31, 2011.

During the first quarter of 2011, United entered into investment agreements (the “Investment Agreements”) with Corsair Georgia, L.P. (“Corsair”) and a group of institutional investors (the “Additional Investors”).  United issued 17,338,497 of the Company’s common stock for $1.90 per share, 195,872 shares of mandatorily convertible cumulative non-voting perpetual preferred stock, Series F (the “Series F Preferred Stock”), and 151,185 shares of mandatorily convertible cumulative non-voting perpetual preferred stock, Series G (the “Series G Preferred Stock”). Under the terms of the Investment Agreements and following receipt of required shareholder approvals, the Series F Preferred Stock will be mandatorily convertible into 103,090,506 shares of voting common stock and the Series G Preferred Stock will be mandatorily convertible into 79,570,997 shares of non-voting common stock.  This private placement transaction resulted in an increase to shareholders’ equity of $363 million, net of $17.5 million in issuance costs.  Upon the conversion of the convertible preferred sock, Corsair will own approximately 22.5% of United’s pro forma outstanding common stock.  The Additional Investors will own approximately 47.2% of United’s pro forma outstanding common stock.

Note 11 – Reclassifications

Certain 2010 amounts have been reclassified to conform to the 2011 presentation.

Note 12 – Discontinued Operations

On March 31, 2010, United completed the sale of its consulting subsidiary, Brintech, Inc. (“Brintech”).  The sales price was $2.9 million with United covering certain costs related to the sale transaction resulting in a net, pre-tax gain of $2.1 million.  As a result of the sale, Brintech is presented in the consolidated financial statements as a discontinued operation with all revenue and expenses related to the sold operations deconsolidated from the consolidated statement of operations for all periods presented.  The net results of operations from Brintech are reported on a separate line on the consolidated statement of operations titled “Loss from discontinued operations, net of income taxes.”  The gain from the sale, net of income taxes and selling costs, is presented on a separate line titled “Gain from sale of subsidiary, net of income taxes and selling costs.”

Note 13 – Transaction with Fletcher International

On April 1, 2010, United entered into a securities purchase agreement with Fletcher International, Ltd. and the Bank entered into an asset purchase and sale agreement with Fletcher International, Inc. and certain affiliates thereof.  Under the terms of the agreements, the Bank sold $103 million in nonperforming commercial and residential mortgage loans and foreclosed properties to Fletcher’s affiliates with a nominal aggregate sales price equal to the Bank’s carrying amount.  The nonperforming assets sale transaction closed on April 30, 2010.  The consideration for the sale consisted of $20.6 million in cash and a loan for $82.4 million.  As part of the agreement, Fletcher received a warrant to acquire 7,058,824 shares of United’s common stock at a price of $4.25 per share.  In accordance with the terms of the securities purchase agreement, Fletcher has the right during the next two years to purchase up to $65 million in United’s Series C Convertible Preferred Stock.  The Series C Convertible Preferred Stock pays a dividend equal to the lesser of 8% or LIBOR plus 4%.  The Series C Convertible Preferred Stock is convertible by Fletcher into common stock at $5.25 per share (12,380,952 shares).  If Fletcher has not purchased all of the Series C Convertible Preferred Stock by May 31, 2011, it must pay United 5% of the commitment amount not purchased by such date, and it must pay United an additional 5% of the commitment amount not purchased by May 31, 2012.  In addition, Fletcher will receive an additional warrant to purchase $35 million in common stock at $6.02 per share (5,813,953 shares) when it purchases the last $35 million of Series C Convertible Preferred Stock.  All of the warrants settle on a cashless exercise basis and the net shares to be delivered upon cashless exercise will be less than what would have been issuable if the warrant had been exercised for cash.

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

Less - Cash and Notes Receivable Received in Exchange at Fair Value:
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

The $103 million of nonperforming assets sold were transferred at United's carrying amount which had previously been written down to appraised value.  Because the appraisals were based on sales of similar assets (observable data), the valuation is considered to be Level 2.

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

Note 14 – Assets and Liabilities Measured at Fair Value

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The table below presents United’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2011, December 31, 2010 and March 31, 2010, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands).

March 31, 2011	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale:
U.S. Government agencies	$-	$93,778	$-	$93,778
State and political subdivisions	-	27,833	-	27,833
Mortgage-backed securities	-	1,410,411	4,434	1,414,845
Other	-	101,688	350	102,038
Deferred compensation plan assets	3,107	-	-	3,107

Total	$3,107	$1,633,710	$4,784	$1,641,601

Liabilities
Deferred compensation plan liability	$3,107	$-	$-	$3,107

Total liabilities	$3,107	$-	$-	$3,107

December 31, 2010	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale:
U.S. Government agencies	$-	$98,480	$-	$98,480
State and political subdivisions	-	28,442	-	28,442
Mortgage-backed securities	-	986,074	4,934	991,008
Other	-	106,137	350	106,487
Deferred compensation plan assets	3,252	-	-	3,252

Total	$3,252	$1,219,133	$5,284	$1,227,669

Liabilities
Deferred compensation plan liability	$3,252	$-	$-	$3,252

Total liabilities	$3,252	$-	$-	$3,252

March 31, 2010	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale:
U.S. Government agencies	$-	$296,578	$10,000	$306,578
State and political subdivisions	-	64,544	-	64,544
Mortgage-backed securities	-	1,115,153	27,026	1,142,179
Other	-	12,238	1,050	13,288
Deferred compensation plan assets	3,420	-	-	3,420
Derivative financial instruments	-	6,113	-	6,113

Total	$3,420	$1,494,626	$38,076	$1,536,122

Liabilities
Deferred compensation plan liability	$3,420	$-	$-	$3,420

Total liabilities	$3,420	$-	$-	$3,420

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The following table shows a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs that are classified as Level 3 values (in thousands).

Securities
Available for Sale
Balance at December 31, 2010	$5,284
Amounts included in earnings	(8)
Purchases, sales, issuances, settlements, maturities, paydowns, net	(492)

Balance at March 31, 2011	$4,784

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

United may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.  The table below presents United’s assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2011, December 31, 2010 and March 31, 2010, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands).

March 31, 2011	Level 1	Level 2	Level 3	Total
Assets
Loans	$-	$-	$34,241	$34,241
Loans held for sale	-	-	80,629	80,629
Foreclosed properties	-	-	53,102	53,102

Total	$-	$-	$167,972	$167,972

December 31, 2010
Assets
Loans	$-	$-	$106,904	$106,904
Foreclosed properties	-	-	85,072	85,072

Total	$-	$-	$191,976	$191,976

March 31, 2010
Assets
Loans	$-	$-	$175,166	$175,166
Foreclosed properties	-	-	93,060	93,060

Total	$-	$-	$268,226	$268,226

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

The short maturity of United’s assets and liabilities results in having a significant number of financial instruments whose fair value equals or closely approximates carrying value.  Such financial instruments are reported in the following balance sheet captions: cash and cash equivalents, mortgage loans held for sale, federal funds purchased, repurchase agreements and other short-term borrowings.  The fair value of securities available for sale equals the balance sheet value.  As of March 31, 2010 the fair value of interest rate contracts used for balance sheet management was an asset of approximately $6.11 million.  United did not have any active derivative contracts outstanding at March 31, 2011 or December 31, 2010.

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

The carrying amount and fair values for other financial instruments that are not measured at fair value in United’s balance sheet at March 31, 2011, December 31, 2010, and March 31, 2010 are as follows (in thousands).

	March 31, 2011		December 31, 2010		March 31, 2010
	Carrying		Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value
Assets:
Securities held to maturity	$245,430	$248,361	$265,807	$267,988	$-	$-
Loans, net	4,061,251	3,933,549	4,429,431	4,196,142	4,818,111	4,477,941

Liabilities:
Deposits	6,597,748	6,588,398	6,469,172	6,481,867	6,487,588	6,513,488
Federal Home Loan Bank advances	55,125	58,965	55,125	59,498	114,303	120,422
Long-term debt	150,166	124,603	150,146	93,536	150,086	119,400

Note 15 – Subsequent Event

On April 18, 2011, United completed the bulk sale of $80.6 million of loans that were reported as held for sale at March 31, 2011.  The proceeds from the bulk sale were $86.5 million which will result in an allowance for loan loss recovery in the second quarter of 2011.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), about United and its subsidiaries. These forward-looking statements are intended to be covered by the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical fact, and can be identified by the use of forward-looking terminology such as “believes”, “expects”, “may”, “will”, “could”, “should”, “projects”, “plans”, “goal”, “targets”, “potential”, “estimates”, “pro forma”, “seeks”, “intends”, or “anticipates” or the negative thereof or comparable terminology. Forward-looking statements include discussions of strategy, financial projections, guidance and estimates (including their underlying assumptions), statements regarding plans, objectives, expectations or consequences of various transactions, and statements about the future performance, operations, products and services of United and its subsidiaries. We caution our shareholders and other readers not to place undue reliance on such statements.

Our businesses and operations are and will be subject to a variety of risks, uncertainties and other factors. Consequently, actual results and experience may materially differ from those contained in any forward-looking statements. Such risks, uncertainties and other factors that could cause actual results and experience to differ from those projected include, but are not limited to, the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2010, as well as the following:

•	the condition of the banking system and financial markets;
•	our ability to become profitable;
•	the results of our most recent internal credit stress test may not accurately predict the impact on our financial condition if the economy was to continue to deteriorate;
•	our ability to raise capital as may be necessary;
•	our ability to maintain liquidity or access other sources of funding;
•	changes in the cost and availability of funding;
•	the success of the local economies in which we operate;
•	our concentrations of residential and commercial construction and development loans and commercial real estate loans are subject to unique risks that could adversely affect our earnings;
•	changes in prevailing interest rates may negatively affect our net income and the value of our assets;
•	the accounting and reporting policies of United;
•	if our allowance for loan losses is not sufficient to cover actual loan losses;
•	we may be subject to losses due to fraudulent and negligent conduct of our loan customers, third party service providers or employees;
•	our ability to fully realize our deferred tax asset balances;
•	competition from financial institutions and other financial service providers;
•	the United States Department of Treasury may change the terms of our Series B Preferred Stock;
•	risks with respect to future expansion and acquisitions;
•	conditions in the stock market, the public debt market and other capital markets deteriorate;
•	the impact of the Dodd-Frank Act and related regulations and other changes in financial services laws and regulations;
•	the failure of other financial institutions;
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

All written or oral forward-looking statements attributable to us or any person acting on our behalf made after the date of this prospectus supplement are expressly qualified in their entirety by the risk factors and cautionary statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2010.

Overview

The following discussion is intended to provide insight into the results of operations and financial condition of United Community Bank, Inc. (“United”) and its subsidiaries and should be read in conjunction with the consolidated financial statements and accompanying notes.

United is a bank holding company registered with the Federal Reserve under the Bank Holding Company Act of 1956 that was incorporated under the laws of the state of Georgia in 1987 and commenced operations in 1988.  At March 31, 2011, United had total consolidated assets of $7.97 billion, total loans of $4.19 billion, excluding the loans acquired from Southern Community Bank (“SCB”) that are covered by loss sharing agreements and therefore have a different risk profile and loans that were classified as held for sale that have been written down to the expected proceeds from sales based on indicative bids.  United also had total deposits of $6.60 billion and stockholders’ equity of $850 million.

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

Operating loss from continuing operations and operating loss from continuing operations per diluted share are non-GAAP performance measures.  United’s management believes that operating performance is useful in analyzing United’s financial performance trends since it excludes items that are non-recurring in nature and therefore most of the discussion in this section will refer to operating performance measures.  A reconciliation of these operating performance measures to GAAP performance measures is included in the table on page 34.

United reported a net operating loss from continuing operations of $142 million for the first quarter of 2011.  This compared to a net operating loss from continuing operations of $34.5 million for the first quarter of 2010.  Diluted operating loss from continuing operations per common share was $1.57 for the first quarter of 2011, compared to a diluted operating loss from continuing operations per common share of $.39 for the first quarter of 2010.  The first quarter of 2011 operating loss reflects the Board of Director’s decision to adopt the Problem Asset Disposition Plan described below under “Recent Developments” to quickly dispose of problem assets following United’s successful Private Placement described below under “Recent Developments.”

United’s operating provision for loan losses was $190 million for the three months ended March 31, 2011, compared to $75.0 million for the same period in 2010.  During the first quarter of 2011, performing substandard loans with a pre-charge down carrying amount of $166 million and nonperforming loans with a pre-charge down carrying amount of $101 million were collectively written down to the expected sales proceeds of $80.6 million, in conjunction with the Bulk Loan Sale described below under “Recent Developments.”  Net charge-offs for the first quarter of 2011 were $232 million, of which $186 million related to the transfer of loans to the held for sale classification and $26.1 million of charge-offs for other first quarter bulk loan sales and foreclosure write downs for accelerated disposition in accordance with the Problem Asset Disposition Plan.  As of March 31, 2011, United’s allowance for loan losses of $133 million, or 3.17% of loans, compared to $174 million, or 3.48% of loans, at March 31, 2010.  Nonperforming assets of $138 million, which excludes assets of SCB that are covered by loss sharing agreements with the FDIC, decreased to 1.73% of total assets at March 31, 2011, compared to 4.32% as of December 31, 2010 and 5.32% as of March 31, 2010.  The decrease in this ratio was due to the execution of the Problem Asset Disposition Plan and a general improving trend in credit quality indicators.

Taxable equivalent net interest revenue was $56.4 million for the first quarter of 2011, compared to $61.3 million for the same period of 2010.  The decrease in net interest revenue was primarily the result of lower levels of loans.  Average loans for the quarter declined $574 million from the first quarter of 2010.  Net interest margin decreased from 3.49% for the three months ended March 31, 2010 to 3.30% for the same period in 2011.  Interest reversals on performing loans that were moved to held for sale accounted for 11 basis points of the 19 basis points decrease.  Over the past year, United has maintained above normal levels of liquidity.  The level of excess liquidity peaked in the first quarter of 2011 and lowered the margin by approximately 49 basis points.  Excess liquidity in the first quarter of 2010 lowered the margin by approximately 18 basis points.

Operating fee revenue increased $172,000, or 1%, from the first quarter of 2010.  The increase was primarily attributable to the acceleration of deferred gains related to the ineffectiveness of terminated cash flow hedges.  This helped to offset a decline in service charges and fees, which were down $727,000, due to regulatory changes requiring customer consent prior to utilizing United’s overdraft services.

For the first quarter of 2011, operating expenses of $115 million were up $60.5 million from the first quarter of 2010.  The increase was primarily due to an increase in foreclosed property costs, in anticipation of the Bulk Loan Sale and other accelerated asset dispositions described below under “Recent Developments.”  Foreclosed property costs were up $54.1 million from the first quarter of 2010.  Professional fees were $1.39 million higher in the first quarter of 2011 compared to the same period last year, primarily due to fees related to the Private Placement and Bulk Loan Sale.  In addition, FDIC assessments and other regulatory charges increased $1.79 million, or 49%, from the prior year as a result of a higher assessment rate and a higher level of insured deposits.

Recent Developments

On February 22, 2011, the Company entered into a share exchange agreement with Elm Ridge Offshore Master Fund, Ltd. and Elm Ridge Value Partners, L.P. ( collectively, the “Elm Ridge Parties”). Under the share exchange agreement, the Elm Ridge Parties agreed to transfer to the Company 7,755,631 shares of the Company’s common stock in exchange for 16,613 shares of the Company’s cumulative perpetual preferred stock, Series D and warrants to purchase 7,755,631 common shares.  See Note 10 to the consolidated financial statements for further details of the share exchange agreement.

During the first quarter of 2011, United announced its plans to sell $380 million of common stock in a private placement to a group of investors (the “Private Placement”). United entered into investment agreements (the “Investment Agreements”) with Corsair Georgia, L.P. and a group of institutional investors (collectively, the “Investors”) and closed the Private Placement on March 30, 2011.  Pursuant to the Private Placement, the Investors purchased and United issued 17,338,497 of the Company’s existing common stock for $1.90 per share, $196 million of mandatorily convertible cumulative non-voting perpetual preferred stock, Series F (the “Series F Preferred Stock”), and $151 million of mandatorily convertible cumulative non-voting perpetual preferred stock, Series G (the “Series G Preferred Stock”).  Under the terms of the Private Placement Agreement and following receipt of required shareholder approvals, the Series F Preferred Stock will be mandatorily convertible into 103,090,506 shares of voting common stock and the Series G Preferred Stock will be mandatorily convertible into 79,570,997 shares of non-voting common stock.  Following such conversion at $1.90 per common share, the Investors will own an aggregate of 120,429,003 shares of common stock and 79,570,997 shares of non-voting common stock, or 69.7% of the Company’s pro forma outstanding common stock.  The Private Placement resulted in an increase to shareholders’ equity of $363 million.

Also during the first quarter of 2011, the Board of Directors approved a plan to sell approximately $293 million in substandard and nonperforming loans, and to accelerate the disposition of approximately $142 million in foreclosed properties (the “Problem Asset Disposition Plan”).  The substandard and nonperforming loans were sold for an aggregate purchase price of approximately $86.5 million by the Bank in a bulk transaction (the “Bulk Loan Sale”) on April 18, 2011 pursuant to an asset purchase and sale agreement (the “Asset Purchase Agreement”) entered into by the Bank, CF Southeast LLC (“CF Southeast”) and CF Southeast Trust 2011-1 (“CF Trust” and together with CF Southeast, the “Purchasers”).  United plans to sell substantially all of the foreclosed properties in the second and third quarters of 2011.

Critical Accounting Policies

The accounting and reporting policies of United are in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and conform to general practices within the banking industry.  The more critical accounting and reporting policies include United’s accounting for the allowance for loan losses, fair value measurements, and income taxes.  In particular, United’s accounting policies related to allowance for loan losses, fair value measurements and income taxes involve the use of estimates and require significant judgment to be made by management.  Different assumptions in the application of these policies could result in material changes in United’s consolidated financial position or consolidated results of operations.  See “Asset Quality and Risk Elements” herein for additional discussion of United’s accounting methodologies related to the allowance for loan losses.

GAAP Reconciliation and Explanation

This Form 10-Q contains non-GAAP financial measures, which are performance measures determined by methods other than in accordance with GAAP. Such non-GAAP financial measures include, among others the following: operating provision for loan losses, operating fee revenue, operating revenue, operating expense, operating (loss) income from continuing operations, operating (loss) income, operating earnings (loss) from continuing operations per share, operating earnings (loss) per share, operating earnings (loss) from continuing operations per diluted share and operating earnings (loss) per diluted share. Management uses these non-GAAP financial measures because it believes they are useful for evaluating our operations and performance over periods of time, as well as in managing and evaluating our business and in discussions about our operations and performance. Management believes these non-GAAP financial measures provide users of our financial information with a meaningful measure for assessing our financial results and credit trends, as well as comparison to financial results for prior periods. These non-GAAP financial measures should not be considered as a substitute for operating results determined in accordance with GAAP and may not be comparable to other similarly titled financial measures used by other companies.  A reconciliation of these operating performance measures to GAAP performance measures is included in on the table on page 34.

Discontinued Operations

Effective March 31, 2010, United sold its Brintech subsidiary.  As a result, the operations of Brintech are being accounted for as a discontinued operation.  All revenue, including the gain from the sale, expenses and income taxes relating to Brintech have been deconsolidated from the consolidated statement of operations and are presented on one line titled “Loss from discontinued operations” for all periods presented.  Because Brintech’s assets, liabilities and cash flows were not material to the consolidated balance sheet and statement of cash flows, no such adjustments have been made to those financial statements.

Transaction with Fletcher International

Description of Transaction

On April 1, 2010, the Bank entered into an asset purchase and sale agreement (the “Asset Purchase Agreement”) with Fletcher International Inc. (“Fletcher Inc.”) and five affiliated limited liability companies (“LLCs”) formed by Fletcher Inc. for the purpose of acquiring nonperforming assets under the Asset Purchase Agreement.  United has no ownership interest in the LLCs.  The asset sale transaction was completed on April 30, 2010 with the Bank transferring nonperforming commercial and residential construction loans and foreclosed properties having a carrying value of $103 million in exchange for cash of $20.6 million and notes receivable for $82.5 million.  The loans accrue interest at a fixed rate of 3.5% and mature in five years.  Principal and interest payments will be made quarterly based on a 30-year amortization schedule.  Fletcher Inc. also contributed cash and securities to the LLCs equal to 17.5% of the purchase price to pre-fund the estimated carrying costs of the assets for approximately three years.  These funds are held in escrow as additional collateral on the loans and cannot be removed by Fletcher Inc. without United’s consent.  The securities that can be held by the LLCs are marketable equity securities and funds managed by Fletcher affiliates.  Carrying costs include debt service payments, servicing fees and other direct costs associated with holding and managing the underlying properties.

Also on April 1, 2010, United and Fletcher International Ltd (“Fletcher Ltd”, together with Fletcher Inc. and their affiliates, “Fletcher”). entered into a securities purchase agreement (the “Securities Purchase Agreement”) pursuant to which Fletcher Ltd. agreed to purchase from United, and United agreed to issue and sell to Fletcher Ltd., 65,000 shares of United’s Series C convertible preferred stock, par value $1.00 per share (the “Convertible Preferred Stock”), at a purchase price of $1,000 per share, for an aggregate purchase price of $65 million.   The Convertible Preferred Stock will bear interest at an annual rate equal to the lesser of 8% or LIBOR + 4%.  If all conditions precedent to Fletcher Ltd.'s obligations to purchase the Convertible Preferred Stock have been satisfied and Fletcher Ltd. has not purchased all of the Convertible Preferred Stock by May 26, 2011, it must pay United 5% of the commitment amount not purchased by that date, and it must also pay United an additional 5% of any commitment amount not purchased by May 26, 2012.

The Convertible Preferred Stock is redeemable by Fletcher Ltd. at any time into common stock or non-voting Common Stock Equivalent Junior Preferred Stock (“Junior Preferred Stock”) of United, at an equivalent price of $5.25 per share of common stock (equal to 12,380,952 shares of common stock), subject to certain adjustments.  After May 26, 2015, if the closing stock price for United's common stock is above $12.04, United has the right to require conversion and it is United’s intent to convert all of the then outstanding Convertible Preferred Stock into an equivalent amount of common stock or Junior Preferred Stock.

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

	Valuation Approach	Fair Value Heirarchy	Fair Value
Warrants Issued / Assets Transferred to Fletcher at Fair Value:
Warrant to purchase $30 million in common stock at $4.25 per share	Black-Scholes	Level 3	$17,577	(1)
Option to purchase convertible preferred stock and warrant	Monte-Carlo Simulation	Level 3	22,236	(2)
Fair value of equity instruments recognized in capital surplus			39,813
Foreclosed properties transferred under Asset Purchase Agreement	Appraised Value	Level 2	33,434	(3)
Nonperforming loans transferred under Asset Purchase Agreement	Collateral Appraised Value	Level 2	69,655	(3)
Total nonperforming assets transferred			103,089
Total value of assets and equity instruments transferred			142,902

Cash and Notes Receivable Received in Exchange at Fair Value:
Cash down payment received from asset sale	NA	NA	20,618
Notes receivable (par value $82,471, net of $4,531 discount)	Discounted Cash Flows	Level 3	77,940	(4)
Total value of cash and notes receivable received			98,558

Fair value of assets and equity instruments transferred in excess of cash and notes received			44,344
Transaction fees			1,005
Loss recognized on Fletcher transaction			45,349

Tax benefit			(15,367
After tax loss			$29,982

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

(3)
The $103 million of nonperforming assets sold were transferred at United's carrying value which had been written down to appraised value.  Because the appraisals were based on sales of similar assets (observable data), the valuation is considered to be Level 2.

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

Table 1 - Financial Highlights
Selected Financial Information

											First
	2011		2010								Quarter
(in thousands, except per share	First		Fourth		Third		Second		First		2011-2010
data; taxable equivalent)	Quarter		Quarter		Quarter		Quarter		Quarter		Change
INCOME SUMMARY
Interest revenue	$75,965		$81,215		$84,360		$87,699		$89,849
Interest expense	19,573		21,083		24,346		26,072		28,570
Net interest revenue	56,392		60,132		60,014		61,627		61,279		(8	) %
Operating provision for loan losses (1)	190,000		47,750		50,500		61,500		75,000
Operating fee revenue (2)	11,838		12,442		12,861		11,579		11,666		1
Total operating revenue (1)(2)	(121,770)		24,824		22,375		11,706		(2,055)
Operating expenses (3)	115,271		64,918		64,906		58,308		54,820		110
Loss on sale of nonperforming assets	-		-		-		45,349		-
Operating loss from continuing operations before taxes	(237,041)		(40,094)		(42,531)		(91,951)		(56,875)		(317)
Operating income tax benefit	(94,555)		(16,520)		(16,706)		(32,419)		(22,417)
Net operating loss from continuing operations (1)(2)(3)	(142,486)		(23,574)		(25,825)		(59,532)		(34,458)		(314)
Noncash goodwill impairment charges	-		-		(210,590)		-		-
Partial reversal of fraud loss provision, net of tax expense	-		7,179		-		-		-
Loss from discontinued operations	-		-		-		-		(101)
Gain from sale of subsidiary, net of income taxes and selling costs	-		-		-		-		1,266
Net loss	(142,486)		(16,395)		(236,415)		(59,532)		(33,293)		(328)
Preferred dividends and discount accretion	2,778		2,586		2,581		2,577		2,572
Net loss available to common shareholders	$(145,264)		$(18,981)		$(238,996)		$(62,109)		$(35,865)

PERFORMANCE MEASURES
Per common share:
Diluted operating loss from continuing operations (1)(2)(3)	$(1.57)		$(.28)		$(.30)		$(.66)		$(.39)		(303)
Diluted loss from continuing operations	(1.57)		(.20)		(2.52)		(.66)		(.39)		(303)
Diluted loss	(1.57)		(.20)		(2.52)		(.66)		(.38)		(313)
Book value	2.96		4.84		5.14		7.71		7.95		(63)
Tangible book value (5)	2.89		4.76		5.05		5.39		5.62		(49)

Key performance ratios:
Return on equity (4)(6)	(147.11	) %	(17.16	) %	(148.04	) %	(35.89	) %	(20.10	) %
Return on assets (6)	(7.61)		(.89)		(12.47)		(3.10)		(1.70)
Net interest margin (6)	3.30		3.58		3.57		3.60		3.49
Operating efficiency ratio from continuing operations (2)(3)	169.08		89.45		89.38		141.60		75.22
Equity to assets	8.82		8.85		11.37		11.84		11.90
Tangible equity to assets (5)	8.73		8.75		9.19		9.26		9.39
Tangible common equity to assets (5)	5.51		6.35		6.78		6.91		7.13
Tangible common equity to risk-weighted assets (5)	6.40		9.05		9.60		9.97		10.03

ASSET QUALITY *
Non-performing loans	$83,769		$179,094		$217,766		$224,335		$280,802
Foreclosed properties	54,378		142,208		129,964		123,910		136,275
Total non-performing assets (NPAs)	138,147		321,302		347,730		348,245		417,077
Allowance for loan losses	133,121		174,695		174,613		174,111		173,934
Operating net charge-offs (1)	231,574		47,668		49,998		61,323		56,668
Allowance for loan losses to loans	3.17%		3.79%		3.67%		3.57%		3.48%
Operating net charge-offs to average loans (1)(6)	20.71		4.03		4.12		4.98		4.51
NPAs to loans and foreclosed properties	3.25		6.77		7.11		6.97		8.13
NPAs to total assets	1.73		4.32		4.96		4.55		5.32

AVERAGE BALANCES ($ in millions)
Loans	$4,599		$4,768		$4,896		$5,011		$5,173		(11)
Investment securities	1,625		1,354		1,411		1,532		1,518		7
Earning assets	6,902		6,680		6,676		6,854		7,085		(3)
Total assets	7,595		7,338		7,522		7,704		7,946		(4)
Deposits	6,560		6,294		6,257		6,375		6,570		-
Shareholders’ equity	670		649		855		912		945		(29)
Common shares - basic (thousands)	92,330		94,918		94,679		94,524		94,390
Common shares - diluted (thousands)	92,330		94,918		94,679		94,524		94,390

AT PERIOD END ($ in millions)
Loans *	$4,194		$4,604		$4,760		$4,873		$4,992		(16)
Investment securities	1,884		1,490		1,310		1,488		1,527		23
Total assets	7,974		7,443		7,013		7,652		7,837		2
Deposits	6,598		6,469		5,999		6,330		6,488		2
Shareholders’ equity	850		636		662		904		926		(8)
Common shares outstanding (thousands)	104,516		94,685		94,433		94,281		94,176

(1) Excludes the partial reversal of a previously established provision for fraud-related loan losses of $11.8 million, net of tax expense of $4.6 million in the fourth quarter of 2010.  Operating charge-offs also exclude the $11.8 million related partial recovery of the previously charged off amount. (2)  Excludes revenue generated by discontinued operations in the first quarter of 2010. (3)  Excludes the goodwill impairment charge of $211 million in the third quarter of 2010 and expenses relating to discontinued operations in the first quarter of 2010. (4) Net loss available to common shareholders, which is net of preferred stock dividends, divided by average realized common equity, which excludes accumulated other comprehensive income (loss).  (5)  Excludes effect of acquisition related intangibles and associated amortization.  (6)  Annualized.

* Excludes loans and foreclosed properties covered by loss sharing agreements with the FDIC.

Table 1 Continued - Operating Earnings to GAAP Earnings Reconciliation
Selected Financial Information
	2011	2010
(in thousands, except per share	First	Fourth	Third	Second	First
data; taxable equivalent)	Quarter	Quarter	Quarter	Quarter	Quarter
Interest revenue reconciliation
Interest revenue - taxable equivalent	$75,965	$81,215	$84,360	$87,699	$89,849
Taxable equivalent adjustment	(435)	(497)	(511)	(500)	(493)
Interest revenue (GAAP)	$75,530	$80,718	$83,849	$87,199	$89,356
Net interest revenue reconciliation
Net interest revenue - taxable equivalent	$56,392	$60,132	$60,014	$61,627	$61,279
Taxable equivalent adjustment	(435)	(497)	(511)	(500)	(493)
Net interest revenue (GAAP)	$55,957	$59,635	$59,503	$61,127	$60,786
Provision for loan losses reconciliation
Operating provision for loan losses	$190,000	$47,750	$50,500	$61,500	$75,000
Partial reversal of special fraud-related provision for loan loss	-	(11,750)	-	-	-
Provision for loan losses (GAAP)	$190,000	$36,000	$50,500	$61,500	$75,000
Total revenue reconciliation
Total operating revenue	$(121,770)	$24,824	$22,375	$11,706	$(2,055)
Taxable equivalent adjustment	(435)	(497)	(511)	(500)	(493)
Partial reversal of special fraud-related provision for loan loss	-	11,750	-	-	-
Total revenue (GAAP)	$(122,205)	$36,077	$21,864	$11,206	$(2,548)
Expense reconciliation
Operating expense	$115,271	$64,918	$64,906	$103,657	$54,820
Noncash goodwill impairment charge	-	-	210,590	-	-
Operating expense (GAAP)	$115,271	$64,918	$275,496	$103,657	$54,820
Loss from continuing operations before taxes reconciliation
Operating loss from continuing operations before taxes	$(237,041)	$(40,094)	$(42,531)	$(91,951)	$(56,875)
Taxable equivalent adjustment	(435)	(497)	(511)	(500)	(493)
Noncash goodwill impairment charge	-	-	(210,590)	-	-
Partial reversal of special fraud-related provision for loan loss	-	11,750	-	-	-
Loss from continuing operations before taxes (GAAP)	$(237,476)	$(28,841)	$(253,632)	$(92,451)	$(57,368)
Income tax benefit reconciliation
Operating income tax benefit	$(94,555)	$(16,520)	$(16,706)	$(32,419)	$(22,417)
Taxable equivalent adjustment	(435)	(497)	(511)	(500)	(493)
Partial reversal of special fraud-related provision for loan loss	-	4,571	-	-	-
Income tax benefit (GAAP)	$(94,990)	$(12,446)	$(17,217)	$(32,919)	$(22,910)
Diluted loss from continuing operations per common share reconciliation
Diluted operating loss from continuing operations per common share	$(1.57)	$(.28)	$(.30)	$(.66)	$(.39)
Noncash goodwill impairment charge	-	-	(2.22)	-	-
Partial reversal of special fraud-related provision for loan loss	-	.08	-	-	-
Diluted loss from continuing operations per common share (GAAP)	$(1.57)	$(.20)	$(2.52)	$(.66)	$(.39)
Book value per common share reconciliation
Tangible book value per common share	$2.89	$4.76	$5.05	$5.39	$5.62
Effect of goodwill and other intangibles	.07	.08	.09	2.32	2.33
Book value per common share (GAAP)	$2.96	$4.84	$5.14	$7.71	$7.95
Efficiency ratio from continuing operations reconciliation
Operating efficiency ratio from continuing operations	169.08%	89.45%	89.38%	141.60%	75.22%
Noncash goodwill impairment charge	-	-	290.00	-	-
Efficiency ratio from continuing operations (GAAP)	169.08%	89.45%	379.38%	141.60%	75.22%
Average equity to assets reconciliation
Tangible common equity to assets	5.51%	6.35%	6.78%	6.91%	7.13%
Effect of preferred equity	3.22	2.40	2.41	2.35	2.26
Tangible equity to assets	8.73	8.75	9.19	9.26	9.39
Effect of goodwill and other intangibles	.09	.10	2.18	2.58	2.51
Equity to assets (GAAP)	8.82%	8.85%	11.37%	11.84%	11.90%
Actual tangible common equity to risk-weighted assets reconciliation
Tangible common equity to risk-weighted assets	6.40%	9.05%	9.60%	9.97%	10.03%
Effect of other comprehensive income	(.58)	(.62)	(.81)	(.87)	(.85)
Effect of deferred tax limitation	(5.10)	(3.34)	(2.94)	(2.47)	(1.75)
Effect of trust preferred	1.12	1.06	1.06	1.03	1.00
Effect of preferred equity	5.97	3.52	3.51	3.41	3.29
Tier I capital ratio (Regulatory)	7.81%	9.67%	10.42%	11.07%	11.72%
Net charge-offs reconciliation
Operating net charge-offs	$231,574	$47,668	$49,998	$61,323	$56,668
Subsequent partial recovery of fraud-related charge-off	-	(11,750)	-	-	-
Net charge-offs (GAAP)	$231,574	$35,918	$49,998	$61,323	$56,668
Net charge-offs to average loans reconciliation
Operating net charge-offs to average loans	20.71%	4.03%	4.12%	4.98%	4.51%
Subsequent partial recovery of fraud-related charge-off	-	(1.00)	-	-	-
Net charge-offs to average loans (GAAP)	20.71%	3.03%	4.12%	4.98%	4.51%

Results of Operations

United reported a net operating loss from continuing operations of $142 million for the first quarter of 2011.  This compared to a net operating loss from continuing operations of $34.5 million for the same period in 2010.  For the first quarter of 2011, diluted operating loss from continuing operations per share was $1.57.  This compared to diluted operating loss from continuing operations per share of $.39 for the first quarter of 2010. The first quarter of 2011 operating loss reflects the Board of Director’s decision to adopt the Problem Asset Disposition Plan to quickly dispose of problem assets following United’s successful Private Placement at the end of the first quarter.

Net Interest Revenue (Taxable Equivalent)

Net interest revenue (the difference between the interest earned on assets and the interest paid on deposits and borrowed funds) is the single largest component of total revenue.  United actively manages this revenue source to provide optimal levels of revenue while balancing interest rate, credit and liquidity risks.  Taxable equivalent net interest revenue for the three months ended March 31, 2011 was $56.4 million, down $4.89 million, or 8%, from the first quarter of 2010.  The decrease in net interest revenue for the first quarter of 2011 compared to the first quarter of 2010 was mostly due to lower average loan balances, although the reversal of $2.01 million of interest on performing substandard loans reclassified as held for sale in anticipation of the second quarter Bulk Loan Sale also contributed to the decrease.  United continues its intense focus on loan and deposit pricing, in an effort to maintain a steady level of net interest revenue, despite continuing attrition in the loan portfolio.

Average loans decreased $574 million, or 11%, from the first quarter of last year.  The decrease in the loan portfolio was a result of the continued slowdown in the housing market as well as the Bulk Loan Sale completed in April 2011.  Loan charge-offs, foreclosure activity and management’s efforts to rebalance the loan portfolio by reducing the concentration of residential construction loans have all contributed to declining loan balances.  While loan balances have declined, United continues to make new loans.  During the first quarter of 2011, United funded $52.6 million in new loans, primarily commercial and small business loans in north Georgia and the Atlanta MSA.

Average interest-earning assets for the first quarter of 2011 decreased $183 million, or 3%, from the same period in 2010.  The decrease of $574 million in average loans was partially offset by increases of $107 million in the investment securities portfolio and $283 million in other interest-earning assets.  Loan demand has been weak due to the poor economy and management’s efforts to reduce United’s exposure to residential construction loans.  The increase in the securities portfolio and other interest-earning assets was due to purchases of floating rate mortgage-backed securities and short-term commercial paper in an effort to temporarily invest excess liquidity, including the proceeds from the new capital raised at the end of the first quarter of 2011.  Average interest-bearing liabilities decreased $193 million, or 3%, from the first quarter of 2010 due to the rolling off of higher-cost certificates of deposit as funding needs decreased.  The average yield on interest earning assets for the three months ended March 31, 2011, was 4.45%, down 68 basis points from 5.13% for the same period of 2010.  Interest reversals on performing loans classified as held for sale as part of the Bulk Loan Sale accounted for approximately 11 basis points of the decrease.  Another significant contributing factor to the decrease in the yield on interest earning assets was the shift in earning asset mix from loans, which generally yield a higher rate than other asset classes, to temporary investments which have relatively low yields.  In light of the weak economic environment, United maintained above normal levels of liquidity by entering into brokered deposit arrangements and temporarily investing the proceeds in short-term commercial paper and floating rate mortgage-backed securities at a slightly negative spread.

The average cost of interest-bearing liabilities for the first quarter of 2011 was 1.32% compared to 1.86% for the same period of 2010, reflecting the effect of falling rates on United’s floating rate liabilities and United’s ability to reduce deposit pricing.  Also contributing to the overall lower rate on interest-bearing liabilities was a shift in the mix of deposits away from more expensive time deposits toward lower-rate transaction deposits.  United’s shrinking balance sheet also permitted the reduction of more expensive wholesale borrowings.

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

For the three months ended March 31, 2011 and 2010, the net interest spread was 3.13% and 3.27%, respectively, while the net interest margin was 3.30% and 3.49%, respectively.  The decline in net interest margin for the quarter reflects interest reversals on performing loans that were transferred to the held for sale category.   This transfer accounted for 11 basis points of the quarter over quarter decrease of 19 basis points.  In addition, the above normal levels of liquidity lowered the net interest margin by approximately 49 basis points in the first quarter of 2011, compared to 18 basis points for the first quarter of 2010.

The following table shows the relationship between interest revenue and expense, and the average amounts of interest-earning assets and interest-bearing liabilities for the three months ended March 31, 2011 and 2010.

Table 2 - Average Consolidated Balance Sheets and Net Interest Analysis
For the Three Months Ended March 31,
	2011			2010
	Average		Avg.	Average		Avg.
(dollars in thousands, taxable equivalent)	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (1)(2)	$4,598,860	$61,070	5.39%	$5,172,847	$72,219	5.66%
Taxable securities (3)	1,599,481	13,345	3.34	1,487,646	15,892	4.27
Tax-exempt securities (1)(3)	25,827	424	6.57	30,050	509	6.78
Federal funds sold and other interest-earning assets	677,453	1,126	.66	394,348	1,229	1.25

Total interest-earning assets	6,901,621	75,965	4.45	7,084,891	89,849	5.13
Non-interest-earning assets:
Allowance for loan losses	(169,113)			(187,288)
Cash and due from banks	134,341			104,545
Premises and equipment	179,353			181,927
Other assets (3)	548,348			762,228
Total assets	$7,594,550			$7,946,303

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW	$1,373,142	1,324	.39	$1,361,696	1,854	.55
Money market	928,542	2,028	.89	723,470	1,757	.98
Savings	187,423	77	.17	180,448	84	.19
Time less than $100,000	1,540,342	5,451	1.44	1,692,652	8,891	2.13
Time greater than $100,000	990,881	4,151	1.70	1,155,776	6,770	2.38
Brokered	698,288	2,130	1.24	736,999	4,537	2.50
Total interest-bearing deposits	5,718,618	15,161	1.08	5,851,041	23,893	1.66

Federal funds purchased and other borrowings	101,097	1,042	4.18	102,058	1,038	4.12
Federal Home Loan Bank advances	55,125	590	4.34	114,388	977	3.46
Long-term debt	150,157	2,780	7.51	150,078	2,662	7.19
Total borrowed funds	306,379	4,412	5.84	366,524	4,677	5.18

Total interest-bearing liabilities	6,024,997	19,573	1.32	6,217,565	28,570	1.86
Non-interest-bearing liabilities:
Non-interest-bearing deposits	841,351			718,975
Other liabilities	58,634			64,337
Total liabilities	6,924,982			7,000,877
Shareholders' equity	669,568			945,426
Total liabilities and shareholders' equity	$7,594,550			$7,946,303

Net interest revenue		$56,392			$61,279
Net interest-rate spread			3.13%			3.27%

Net interest margin (4)			3.30%			3.49%

(1) Interest revenue on tax-exempt securities and loans has been increased to reflect comparable interest on taxable securities and loans. The rate used was 39%, reflecting the statutory federal income tax rate and the federal tax adjusted state income tax rate.
(2) Included in the average balance of loans outstanding are loans where the accrual of interest has been discontinued and loans that are held for sale.
(3) Securities available for sale are shown at amortized cost. Pretax unrealized gains of $27.2 million in 2011 and $43.2 million in 2010 are included in other assets for purposes of this presentation.
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

Table 3 - Change in Interest Revenue and Expense on a Taxable Equivalent Basis
(in thousands)
	Three Months Ended March 31, 2011
	Compared to 2010
	Increase (decrease)
	Due to Changes in
	Volume	Rate	Total
Interest-earning assets:
Loans	$(7,742)	$(3,407)	$(11,149)
Taxable securities	1,128	(3,675)	(2,547)
Tax-exempt securities	(70)	(15)	(85)
Federal funds sold and other interest-earning assets	633	(736)	(103)
Total interest-earning assets	(6,051)	(7,833)	(13,884)

Interest-bearing liabilities:
NOW accounts	16	(546)	(530)
Money market accounts	461	(190)	271
Savings deposits	3	(10)	(7)
Time deposits less than $100,000	(744)	(2,696)	(3,440)
Time deposits greater than $100,000	(874)	(1,745)	(2,619)
Brokered deposits	(227)	(2,180)	(2,407)
Total interest-bearing deposits	(1,365)	(7,367)	(8,732)
Federal funds purchased & other borrowings	(10)	14	4
Federal Home Loan Bank advances	(592)	205	(387)
Long-term debt	1	117	118
Total borrowed funds	(601)	336	(265)
Total interest-bearing liabilities	(1,966)	(7,031)	(8,997)

Decrease in net interest revenue	$(4,085)	$(802)	$(4,887)

Provision for Loan Losses

The provision for loan losses is based on management’s evaluation of losses inherent in the loan portfolio and corresponding analysis of the allowance for loan losses at quarter-end.  The provision for loan losses was $190 million for the first quarter of 2011, compared to $75.0 million for the same period in 2010. The amount of provision recorded in the first quarter was the amount required such that the total allowance for loan losses reflected the appropriate balance, in the estimation of management, and was sufficient to cover inherent losses in the loan portfolio.  The increase in the provision for loan losses compared to a year ago was primarily due to increased charge-offs recorded in conjunction with the Problem Asset Disposition Plan and transfer of loans to the held for sale category in anticipation of the Bulk Loan Sale.  For the three months ended March 31, 2011, net loan charge-offs as an annualized percentage of average outstanding loans were 20.71%, compared to 4.51% for the same periods in 2010.  When charge-offs specifically related to loans transferred to the held for sale classification are excluded, the charge-off rate for the first quarter of 2011 was 4.08%.

As the residential construction and housing markets have struggled, it has been difficult for many builders and developers to obtain cash flow from selling lots and houses needed to service debt.  This deterioration of the residential construction and housing market was the primary factor that resulted in higher credit losses and increases in non-performing assets over the last three years.  Although a majority of the charge-offs have been within the residential construction and development portion of the portfolio, credit quality deterioration has migrated to other loan categories as unemployment levels have remained high throughout United’s markets.  Additional discussion on credit quality and the allowance for loan losses is included in the Asset Quality and Risk Elements section of this report on page 42.

Fee Revenue

Operating fee revenue for the three months ended March 31, 2011 was $11.8 million, a decrease of $172,000, or 1%, from the same period of 2010. Fee revenue from continuing operations excludes consulting fees earned by United’s Brintech subsidiary which was sold on March 31, 2010.  All periods are presented on a continuing operations basis.

The following table presents the components of fee revenue for the first quarters of 2011 and 2010.

Table 4 - Fee Revenue
(dollars in thousands)
	Three Months Ended
	March 31,
	2011	2010	Change

Service charges and fees	$6,720	$7,447	(10	) %
Mortgage loan and related fees	1,494	1,479	1
Brokerage fees	677	567	19
Securities gains, net	55	61
Other	2,892	2,112	37
Total fee revenue	$11,838	$11,666	1

Service charges and fees of $6.72 million were down $727,000, or 10%, from the first quarter of 2010. The decrease was primarily due to lower overdraft fees resulting from decreased utilization of our courtesy overdraft services with the recent changes to Regulation E requiring customers to opt in to such services.

Mortgage loans and related fees for the first quarter of 2011 were up $15,000, or 1%, from the same period in 2010. In the first quarter of 2011, United closed 481 loans totaling $74.5 million compared with 412 loans totaling $64.7 million in the first quarter of 2010.

United incurred net securities gains of $55,000 and $61,000, respectively, for the three months ended March 31, 2011 and 2010. The first quarter of 2010 net gain included $950,000 in impairment charges on trust preferred securities of a bank whose financial condition had deteriorated.  The impairment charge was more than offset by realized gains from securities sales.

For the three months ended March 31, 2011, other fee revenue increased $780,000, or 37%, from the same period in 2010.  This increase was due to the ineffectiveness of United’s cash flow and fair value hedges.  In the first quarter of 2011, United recognized $1.30 million in income from hedge ineffectiveness compared with $610,000 in income from hedge ineffectiveness in the first quarter of 2010.  Most of the hedge ineffectiveness in 2010 and all of the hedge ineffectiveness in 2011 relates to terminated cash flow hedges where the gains realized on the terminated positions are being deferred over the original term of the derivative instrument.  The ineffectiveness, which is caused by a decrease in qualifying prime-based loans, results in the accelerated recognition of the deferred gains.

Operating Expenses

The following table presents the components of operating expenses for the three months ended March 31, 2011 and 2010.  The table is presented to reflect Brintech as a discontinued operation, and accordingly, operating expenses associated with Brintech have been excluded from the table for all periods presented.

Table 5 - Operating Expenses
(dollars in thousands)
	Three Months Ended
	March 31,
	2011	2010	Change

Salaries and employee benefits	$24,924	$24,360	2%
Communications and equipment	3,344	3,273	2
Occupancy	4,074	3,814	7
Advertising and public relations	978	1,043	(6)
Postage, printing and supplies	1,118	1,225	(9)
Professional fees	3,330	1,943	71
FDIC assessments and other regulatory charges	5,413	3,626	49
Amortization of intangibles	762	802	(5)
Other	6,429	3,921	64
Total operating expenses excluding foreclosed property expenses	50,372	44,007	14
Foreclosed property expense	64,899	10,813	500
Total operating expenses	$115,271	$54,820	110

Operating expenses for the first quarter of 2011 totaled $115 million, up $60.5 million, or 110%, from the first quarter of 2010 mostly reflecting an increase in foreclosed property losses incurred in connection with United’s classified asset disposition plans.  Excluding foreclosed property costs, total operating expenses were $50.4 million, up $6.37 million, or 14%, from a year ago.

Salaries and employee benefits for the first quarter of 2011 were $24.9 million, up $564,000, or 2%, from the same period of 2010.  The increase was primarily due to higher group medical insurance costs and a lower level of deferred direct loan origination costs.  Headcount totaled 1,815 at March 31, 2011, compared to 1,814 at March 31, 2010.

Occupancy expense of $4.07 million for the first quarter of 2011 was up $260,000, or 7%, compared to the first quarter of 2010.  The increase was due to higher costs for electricity, real estate taxes and insurance for premises and equipment.

Postage, printing and supplies expense for the first quarter of 2011 totaled $1.12 million, down $107,000, or 9%, from the same period of 2010.  United continued its efforts to encourage customers to accept electronic statements and controlled courier expense through the use of remote capture technology.

Professional fees for the first quarter of 2011 of $3.33 million were up $1.39 million, or 71%, from the same period in 2010, primarily due to $1.00 million of costs associated with the Private Placement and Bulk Loan Sale.

Foreclosed property expense of $64.9 million for the first quarter of 2011 was up $54.1 million from the first quarter of 2010, reflecting higher write downs on foreclosed properties to expedite sales under the Problem Asset Disposition Plan.  Such write downs for the first quarter of 2011 were $48.6 million compared to $4.58 million a year ago.  Losses realized on sales of foreclosed properties were also up in the first quarter of 2011, totaling $12.0 million compared with $3.52 million a year ago.  This expense category also includes legal fees, property taxes, marketing costs, utility services, maintenance and repair charges, that totaled $4.29 million for the first quarter of 2011 compared with $2.72 million a year ago.

FDIC assessments and other regulatory charges of $5.41 million for the first quarter of 2011, increased $1.79 million from the first quarter of 2010.  The increase was due to an increase in United’s assessment rate as well as an increase in insured deposits.

Other expense of $6.43 million for the first quarter of 2011 increased $2.51 million from the first quarter of 2010.  The increase was primarily due to $2.60 million of property taxes and other loan collateral costs incurred to prepare loans for the Bulk Loan Sale.

Income Taxes

Income tax benefit for the first quarter of 2011 was $95.0 million as compared with income tax benefit of $22.9 million for the first quarter of 2010, representing an effective tax rate of approximately 40% for both periods.  The effective tax rates were different from the statutory tax rates primarily due to interest revenue on certain investment securities and loans that are exempt from income taxes, tax exempt fee revenue, tax credits received on affordable housing investments, and the change in valuation allowance on deferred tax assets as discussed below.

As a result of the Private Placement and the Problem Asset Disposition Plan which includes the Bulk Loan Sale, United expects to accelerate its return to profitability.  The change from a pre-tax loss to pre-tax earnings will affect the effective tax rate going forward.  Because in aggregate, United’s permanent tax differences are generally in United’s favor, they tend to reduce the effective tax rate below the blended statutory rate of 38.9% when United has pre-tax earnings and they increase the effective tax rate above the blended statutory rate when United has a pre-tax loss.  The effective tax rates can be volatile as earnings or losses approach a break-even point since United would report a tax benefit even if it were to break even as a result of the permanent tax differences.  Therefore some volatility in the effective tax rate is expected as United moves from a loss position to positive earnings.

Management determined that it is more likely than not that approximately $4.81 million at March 31, 2011 and $3.87 million at March 31, 2010, net of Federal benefit, in state low income housing tax credits will expire unused due to their very short three to five year carry forward period.

At March 31, 2011, United had net deferred tax assets of $266 million, net of a valuation allowance of $4.81 million related to state tax credits that are expected to expire unused. Accounting Standards Codification Topic 740, Income Taxes, requires that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard.  Management considers both positive and negative evidence and analyzes changes in near-term market conditions as well as other factors which may impact future operating results.  In making such judgments, significant weight is given to evidence that can be objectively verified.  At March 31, 2011, management believes that it is more likely than not that, with the exception of those state tax credits that are expected to expire unused due to a relatively short carryforward period of only three to five years, it will be able to realize its deferred tax benefits through its ability to carry losses forward to future profitable years.  Despite recent losses and the challenging economic environment, United has a history of strong earnings, is well-capitalized, continues to grow its core customer deposit base while maintaining very high customer satisfaction scores, and has cautiously optimistic expectations regarding future taxable income.  The deferred tax assets are analyzed quarterly for changes affecting realizability.  United’s most recent analysis, which management believes is based on conservative assumptions, indicated that the deferred tax assets will be fully utilized well in advance of the twenty-year carryforward period allowed for net operating losses; however, there can be no guarantee that a valuation allowance will not be necessary in future periods.  Inherent in management’s assertion that it is more likely than not that United will be able to fully utilize its deferred tax assets is an expectation that United returns to profitability within a short period of time following the execution of the Private Placement and the Problem Asset Disposition Plan.  Also important at arriving at that conclusion is the assumption that an “ownership change” as defined by Section 382 of the Internal Revenue Code of 1986, as amended, and related Internal Revenue Service pronouncements (“Section 382”) did not occur as a result of the first quarter Private Placement.  Management believes that no such change of control has occurred.

As of February 22, 2011, United adopted a tax benefits preservation plan designed to protect its ability to utilize its substantial tax assets.  Those tax assets include net operating losses that it could utilize in certain circumstances to offset taxable income and reduce its federal income tax liability and the future tax benefits from potential net unrealized built in losses.  United’s ability to use its tax benefits would be substantially limited if it were to experience an ownership change as defined under Section 382.  In general, an ownership change would occur if United’s “5-percent shareholders,” as defined under Section 382, collectively increase their ownership in United by more than 50% over a rolling three-year period.  The tax benefits preservation plan is designed to reduce the likelihood that United will experience an ownership change by discouraging any person or group from becoming a beneficial owner of 4.99% or more of United’s common stock then outstanding.

In connection with the tax benefits preservation plan, on February 22, 2011, United entered into a share exchange agreement with the Elm Ridge Parties to transfer to the Company 7,755,631 shares of United’s common stock, in exchange for 16,613 shares of the Company’s series D preferred shares and warrants to purchase 7,755,631 shares of common stock.  Prior to entering into the share exchange agreement, collectively, the Elm Ridge Parties were United’s largest shareholder.  By exchanging the Elm Ridge Parties’ common stock for the Series D Preferred Shares and warrants, United eliminated its only “5-percent shareholder” and, as a result, obtained further protection against an ownership change under Section 382.

Additional information regarding income taxes can be found in Note 15 to the consolidated financial statements filed with United’s 2010 Form 10-K.

Balance Sheet Review

Total assets at March 31, 2011, December 31, 2010 and March 31, 2010 were $7.97 billion, $7.44 billion and $7.84 billion, respectively.  Average total assets for the first quarter of 2011 were $7.60 billion, down from $7.95 billion in the first quarter of 2010.

Loans

The following table presents a summary of the loan portfolio.

Table 6 - Loans Outstanding (excludes loans covered by loss share agreement)
(dollars in thousands)
	March 31,	December 31,	March 31,
	2011	2010	2010
By Loan Type
Commercial (secured by real estate)	$1,692,154	$1,761,424	$1,765,204
Commercial construction	213,177	296,582	357,188
Commercial (commercial and industrial)	431,473	441,518	380,331
Total commercial	2,336,804	2,499,524	2,502,723
Residential construction	549,618	695,166	960,372
Residential mortgage	1,186,531	1,278,780	1,390,270
Installment	121,419	130,656	138,680
Total loans	$4,194,372	$4,604,126	$4,992,045

As a percentage of total loans:
Commercial (secured by real estate)	41%	38%	35%
Commercial construction	5	6	7
Commercial (commercial and industrial)	10	10	8
Total commercial	56	54	50
Residential construction	13	15	19
Residential mortgage	28	28	28
Installment	3	3	3
Total	100%	100%	100%

By Geographic Location
Atlanta MSA	$1,179,362	$1,310,222	$1,404,247
Gainesville MSA	281,591	312,049	372,064
North Georgia	1,531,279	1,688,586	1,813,774
Western North Carolina	639,897	701,798	755,674
Coastal Georgia	312,090	335,020	388,245
East Tennessee	250,153	256,451	258,041
Total loans	$4,194,372	$4,604,126	$4,992,045

Substantially all of United’s loans are to customers (including customers who have a seasonal residence in United’s market areas) located in the immediate market areas of its community banks in Georgia, North Carolina, and Tennessee, and more than 85% of the loans are secured by real estate.  At March 31, 2011, total loans, excluding loans acquired from SCB that are covered by loss sharing agreements with the FDIC and loans classified as held for sale, were $4.19 billion, a decrease of $798 million, or 16%, from March 31, 2010.  The rate of loan growth began to decline in the first quarter of 2007 and the balances have continued to decline.  The decrease in the loan portfolio began with deterioration in the residential construction and housing markets.  This deterioration resulted in part in an oversupply of lot inventory, houses and land within United’s markets, which further slowed construction activities and acquisition and development projects.  The resulting recession that began in the housing market led to high rates of unemployment that resulted in stress in the other segments of United’s loan portfolio.  Despite the weak economy and lack of loan demand, United has continued to pursue lending opportunities which resulted in $52.6 million in new loans that were funded in the first quarter of 2011.

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

United classifies performing loans as “substandard” when there is a well-defined weakness or weaknesses that jeopardize the repayment by the borrower and there is a distinct possibility that United could sustain some loss if the deficiency is not corrected.  The table below presents performing substandard loans for the last five quarters.

Table 7 - Performing Substandard Loans
(dollars in thousands)
	March 31,	December 31,	September 30,	June 30,	March 31,
	2011	2010	2010	2010	2010
By Category
Commercial (sec. by RE)	$119,651	$156,765	$157,245	$140,805	$151,573
Commercial construction	34,887	90,745	102,592	78,436	75,304
Commercial & industrial	16,425	16,767	22,251	22,052	35,474
Total commercial	170,963	264,277	282,088	241,293	262,351
Residential construction	80,534	158,770	177,381	149,305	153,799
Residential mortgage	69,119	86,143	86,239	79,484	80,812
Installment	2,352	2,957	4,218	4,364	3,922
Total	$322,968	$512,147	$549,926	$474,446	$500,884

By Market
Atlanta MSA	$100,200	$185,327	$214,676	$183,612	$191,009
Gainesville MSA	17,417	33,962	27,097	22,602	27,879
North Georgia	148,228	212,992	229,845	199,498	222,037
North Carolina	27,280	42,335	37,085	34,742	25,749
East Tennessee	6,739	8,308	8,882	8,663	7,105
Coastal Georgia	23,104	29,223	32,341	25,329	27,105
Total loans	$322,968	$512,147	$549,926	$474,446	$500,884

At March 31, 2011, performing substandard loans totaled $323 million and decreased $189 million from the prior quarter-end, and decreased $178 million from a year ago.  Most of the decrease occurred in United’s Atlanta and north Georgia markets and was primarily the result of the reclassification of loans to held for sale in anticipation of our Bulk Loan Sale which was completed on April 18, 2011.  The overall trend in performing substandard loans had been declining which was expected to continue absent the loan sale transaction.  Residential construction and commercial construction loans showed the most significant decreases as they represented more than 60% of the pre-charge down carrying amount of the aggregate loans included in the loan sale.

Reviews of substandard performing and non-performing loans, past due loans and larger credits, are conducted on a regular basis with management each quarter and are designed to identify risk migration and potential charges to the allowance for loan losses.  These reviews are performed by the responsible lending officers and the loan review department and also consider such factors as the financial strength of borrowers, the value of the applicable collateral, past loan loss experience, anticipated loan losses, changes in risk profile, prevailing economic conditions and other factors.  United also uses external loan review in addition to United’s internal loan review to ensure the independence of the loan review process.

The following table presents a summary of the changes in the allowance for loan losses for the three months ended March 31, 2011 and 2010.

Table 8 - Allowance for Loan Losses
(in thousands)
	Three Months Ended March 31,
	2011						2010
	Asset Disposition Plan				Other
	Bulk Loan Sale (1)		Other Bulk	Foreclosure	Charge-Offs
	Accruing	Nonaccrual	Loan Sales (2)	Charge-Offs (3)	Recoveries	Total	Total
Balance beginning of period						$174,695	$155,602
Provision for loan losses						190,000	75,000
Charge-offs:
Commercial (secured by real estate)	$29,451	$11,091	$3,318	$1,905	$2,942	48,707	2,936
Commercial construction	32,530	15,328	292	419	1,146	49,715	2,211
Commercial (commercial and industrial)	365	2,303	859	-	835	4,362	4,554
Residential construction	43,018	23,459	3,325	11,693	10,760	92,255	44,190
Residential mortgage	13,917	14,263	1,676	1,538	5,282	36,676	4,640
Installment	86	168	30	24	788	1,096	1,129
Total loans charged-off	119,367	66,612	9,500	15,579	21,753	232,811	59,660
Recoveries:
Commercial (secured by real estate)	-	-	-	-	100	100	972
Commercial construction	-	-	-	-	-	-	5
Commercial (commercial and industrial)	-	-	-	-	322	322	444
Residential construction	-	-	-	-	117	117	1,090
Residential mortgage	-	-	-	-	293	293	89
Installment	-	-	-	-	405	405	392
Total recoveries	-	-	-	-	1,237	1,237	2,992
Net charge-offs	$119,367	$66,612	$9,500	$15,579	$20,516	231,574	56,668

Balance end of period						$133,121	$173,934

Total loans: *
At period-end						$4,194,372	$4,992,045
Average						4,534,294	5,091,474

Allowance as a percentage of period-end loans						3.17%	3.48%

As a percentage of average loans:
Net charge-offs						20.71	4.51
Provision for loan losses						16.99	5.97

Allowance as a percentage of non-performing loans
As reported						159	62
Excluding impaired loans with no allocated reserve						379	142

* Excludes loans covered by loss sharing agreements with the FDIC

(1)   Charge-offs totaling $186 million were recognized on the bulk loan sale in the first quarter of 2011.  The loans were transferred to the loans held for sale category in anticipation of the second quarter bulk loan sale that was completed on April 18, 2011.

(2) Losses on smaller bulk sale transactions completed during the first quarter of 2011.
(3)   Loan charge-offs recognized in the first quarter of 2011 related to loans transferred to foreclosed properties.  Such charge-offs were elevated in the first quarter as a result of the asset disposition plan, which called for aggressive write downs to expedite sales in the second and third quarters of 2011.

The provision for loan losses charged to earnings was based upon management’s judgment of the amount necessary to maintain the allowance at a level appropriate to absorb losses inherent in the loan portfolio at the balance sheet date.  The amount each quarter is dependent upon many factors, including growth and changes in the composition of the loan portfolio, net charge-offs, delinquencies, management’s assessment of loan portfolio quality, the value of collateral, and other macro-economic factors and trends.  The evaluation of these factors is performed quarterly by management through an analysis of the appropriateness of the allowance for loan losses.  The decreases in the provision and the stabilization of the level of the allowance for loan losses compared to the previous periods reflects stabilizing trends in substandard loans, leading to an expectation that charge-off levels will continue to decline.

At March 31, 2011, the allowance for loan losses was $133 million, or 3.17% of loans, compared with $175 million, or 3.79% of loans, at December 31, 2010 and $174 million, or 3.48% of loans, at March 31, 2010.  The decrease in the allowance for loan losses is consistent with the decrease in classified loans resulting from the execution of the Problem Asset Disposition Plan, including the Bulk Loan Sale which reduced the amount of loss remaining in the loan portfolio.

Management believes that the allowance for loan losses at March 31, 2011 reflects the losses inherent in the loan portfolio.  This assessment involves uncertainty and judgment; therefore, the adequacy of the allowance for loan losses cannot be determined with precision and may be subject to change in future periods.  In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require adjustments to the provision for loan losses in future periods if, in their opinion, the results of their review warrant such additions.  See the “Critical Accounting Policies” section in United’s Annual Report on Form 10-K for additional information on the allowance for loan losses.

Nonperforming Assets

The table below summarizes non-performing assets, excluding SCB’s assets covered by the loss-sharing agreement with the FDIC.  Those assets have been excluded from non-performing assets, as the loss-sharing agreement with the FDIC and purchase price adjustments to reflect credit losses effectively eliminate the likelihood of recognizing any losses on the covered assets.

Table 9 - Nonperforming Assets
(dollars in thousands)
	March 31,	December 31,	March 31,
	2011	2010	2010
Nonperforming loans*	$83,769	$179,094	$280,802
Foreclosed properties (OREO)	54,378	142,208	136,275

Total nonperforming assets	$138,147	$321,302	$417,077

Nonperforming loans as a percentage of total loans	2.00%	3.89%	5.62%
Nonperforming assets as a percentage of total loans and OREO	3.25	6.77	8.13
Nonperforming assets as a percentage of total assets	1.73	4.32	5.32

* There were no loans 90 days or more past due that were still accruing at period end.

At March 31, 2011, nonperforming loans were $83.8 million, compared to $179 million at December 31, 2010 and $281 million at March 31, 2010.  The ratio of non-performing loans to total loans decreased from December 31, 2010 and March 31, 2010 due the reclassification of nonperforming loans having a pre-charge down carrying amount of $101 million to held for sale in anticipation of the Bulk Loan Sale in April 2011.  Non-performing assets, which include non-performing loans and foreclosed real estate, totaled $138 million at March 31, 2011, compared with $321 million at December 31, 2010 and $417 million at March 31, 2010.  In the first quarter of 2011, write-downs totaling $48.6 million were recorded in conjunction with the Problem Asset Disposition Plan to expedite sales.  In addition, United sold $56.5 million of foreclosed properties.  Both of these events helped lower the balance of foreclosed properties by 60% compared to March 31, 2010.

Table 10 - Bulk Loan Sale Summary (1)

	Performing Loans			Nonperforming Loans			Total Loans
(in thousands)	Carrying Amount (2)	Charge-Offs (3)	Loans Held for Sale (4)	Carrying Amount (2)	Charge-Offs (3)	Loans Held for Sale (4)	Carrying Amount (2)	Charge-Offs (3)	Loans Held for Sale (4)
BY CATEGORY
Commercial (sec. by RE)	$40,902	$29,451	$11,451	$17,202	$11,091	$6,111	$58,104	$40,542	$17,562
Commercial construction	45,490	32,530	12,960	22,440	15,328	7,112	67,930	47,858	20,072
Commercial & industrial	504	365	139	3,398	2,303	1,095	3,902	2,668	1,234
Total commercial	86,896	62,346	24,550	43,040	28,722	14,318	129,936	91,068	38,868
Residential construction	59,747	43,018	16,729	35,509	23,459	12,050	95,256	66,477	28,779
Residential mortgage	19,342	13,917	5,425	21,717	14,263	7,454	41,059	28,180	12,879
Consumer / installment	120	86	34	237	168	69	357	254	103
Total	$166,105	$119,367	$46,738	$100,503	$66,612	$33,891	$266,608	$185,979	$80,629

BY MARKET
Atlanta MSA	$51,647	$37,186	$14,461	$13,755	$8,545	$5,210	$65,402	$45,731	$19,671
Gainesville MSA	4,949	3,563	1,386	3,695	2,442	1,253	8,644	6,005	2,639
North Georgia	80,831	57,969	22,862	70,901	47,699	23,202	151,732	105,668	46,064
Western North Carolina	15,468	11,138	4,330	7,228	4,743	2,485	22,696	15,881	6,815
Coastal Georgia	9,493	6,835	2,658	3,528	2,180	1,348	13,021	9,015	4,006
East Tennessee	3,717	2,676	1,041	1,396	1,003	393	5,113	3,679	1,434
Total	$166,105	$119,367	$46,738	$100,503	$66,612	$33,891	$266,608	$185,979	$80,629

(1) This schedule presents a summary of classified loans included in the bulk loan sale transaction that closed on April 18, 2011.
(2) This column represents the book value, or carrying amount, of the loans prior to charge offs to mark loans to expected proceeds from sale.
(3) This column represents the charge-offs required to adjust the loan balances to the expected proceeds from the sale based on indicative bids received from prospective buyers, including principal payments received or committed advances made after the c

(4) This column represents the expected proceeds from the bulk sale based on indicative bids received from prospective buyers and equals the balance shown on the consolidated balance sheet as loans held for sale.

United’s policy is to place loans on non-accrual status when, in the opinion of management,  the principal and interest on a loan is not likely to be repaid in accordance with the loan terms or when the loan becomes 90 days past due and is not well secured and in the process of collection.  When a loan is classified on non-accrual status, interest previously accrued but not collected is reversed against current interest revenue.  Principal and interest payments received on a non-accrual loan are applied to reduce outstanding principal.

The following table summarizes non-performing assets by category and market.  As with Tables 6, 7 and 9, assets covered by the loss-sharing agreement with the FDIC, related to the acquisition of SCB, are excluded from this table.

Table 11 - Nonperforming Assets by Quarter (1)
(in thousands)
	March 31, 2011			December 31, 2010			March 31, 2010
	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total
	Loans	Properties	NPAs	Loans	Properties	NPAs	Loans	Properties	NPAs
BY CATEGORY
Commercial (sec. by RE)	$20,648	$7,886	$28,534	$44,927	$23,659	$68,586	$45,918	$21,597	$67,515
Commercial construction	3,701	11,568	15,269	21,374	17,808	39,182	23,556	14,285	37,841
Commercial & industrial	2,198	-	2,198	5,611	-	5,611	3,610	-	3,610
Total commercial	26,547	19,454	46,001	71,912	41,467	113,379	73,084	35,882	108,966
Residential construction	32,038	25,807	57,845	54,505	78,231	132,736	147,326	74,220	221,546
Residential mortgage	23,711	9,117	32,828	51,083	22,510	73,593	57,920	26,173	84,093
Consumer / installment	1,473	-	1,473	1,594	-	1,594	2,472	-	2,472
Total NPAs	$83,769	$54,378	$138,147	$179,094	$142,208	$321,302	$280,802	$136,275	$417,077
Balance as a % of
Unpaid Principal	57.3%	30.3%	42.4	67.2%	64.4%	65.9	71.6%	67.5%	70.2%

BY MARKET
Atlanta MSA	$21,501	$16,913	$38,414	$48,289	$41,154	$89,443	$81,914	$36,951	$118,865
Gainesville MSA	4,332	2,157	6,489	5,171	9,273	14,444	17,058	3,192	20,250
North Georgia	30,214	23,094	53,308	83,551	66,211	149,762	109,280	63,128	172,408
Western North Carolina	18,849	7,802	26,651	25,832	11,553	37,385	31,353	8,588	39,941
Coastal Georgia	5,847	3,781	9,628	11,145	11,901	23,046	33,438	21,871	55,309
East Tennessee	3,026	631	3,657	5,106	2,116	7,222	7,759	2,545	10,304
Total NPAs	$83,769	$54,378	$138,147	$179,094	$142,208	$321,302	$280,802	$136,275	$417,077

(1) Excludes non-performing loans and foreclosed properties covered by the loss-sharing agreement with the FDIC, related to the acquisition of SCB.

In April 2011, United sold nonperforming loans in the Bulk Loan Sale with a pre-write down carrying amount of $101 million and performing substandard loans with a pre-write down carrying amount of $166 million.  In anticipation of that sale, United recorded charge-offs of $186 million and transferred these loans to the held for sale category at March 31, 2011. Nonperforming assets in the residential construction category were $57.8 million at March 31, 2011, compared with $222 million at March 31, 2010, a decrease of $164 million, or 74%.  Commercial nonperforming assets decreased from $109 million at March 31, 2010 to $46.0 million at March 31, 2011.  Residential mortgage non-performing assets of $32.8 million decreased $51.3 million from March 31, 2010.  While United experienced a reduction in nonperforming assets across all markets, the execution of the Problem Asset Disposition Plan, including the Bulk Loan Sale and the write down of foreclosed properties contributed to a decline in the North Georgia market and Atlanta MSA, where nonperforming asset levels had been particularly elevated.

At March 31, 2011, December 31, 2010, and March 31, 2010 United had $49.7 million, $101 million and $70.7, respectively, in loans with terms that have been modified in a troubled debt restructuring (“TDR”).  Included therein were $6.4 million, $17.3 million and $6.08 million of TDRs that were not performing in accordance with their modified terms and were included in nonperforming loans.  The remaining TDRs with an aggregate balance of $43.3 million, $84.1 million and $64.6 million, respectively, were performing according to their modified terms and are therefore not considered to be nonperforming assets.

At March 31, 2011, December 31, 2010, and March 31, 2010, there were $48.6 million, $123 million and $215 million, respectively, of loans classified as impaired under the Accounting Standards Codification.  Included in impaired loans at March 31, 2011, December 31, 2010 and March 31, 2010, was $48.6 million, $115 million and $159 million, respectively, that did not require specific reserves or had previously been charged down to net realizable value.  The balance of impaired loans at December 31, 2010 and March 31, 2010, of $7.64 million and $56.5 million, respectively had specific reserves that totaled $1.05 million and $6.83 million.  At March 31, 2011 there were no impaired loans with specific reserves. The average recorded investment in impaired loans for the quarters ended March 31, 2011 and 2010 was $95.2 million and $211 million, respectively.  There was no interest revenue recognized on loans while they were impaired for the first three months of 2011 or 2010.  United’s policy is to discontinue the recognition of interest revenue for loans classified as impaired under the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) Topic 310-10-35, Receivables, when a loan meets the criteria for nonaccrual status.

The table below summarizes activity in non-performing assets by quarter.  Assets covered by loss sharing agreements with the FDIC, related to the acquisition of SCB, are not included in this table.

Table 12 - Activity in Nonperforming Assets by Quarter
(in thousands)
	First Quarter 2011 (1)(2)			Fourth Quarter 2010 (1)			First Quarter 2010 (1)
	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total
	Loans	Properties	NPAs	Loans	Properties	NPAs	Loans	Properties	NPAs

Beginning Balance	$179,094	$142,208	$321,302	$217,766	$129,964	$347,730	$264,092	$120,770	$384,862
Loans placed on non-accrual		-	54,730	81,023	-	81,023	139,030	-	139,030
Payments received	(3,550)	-	(3,550	(7,250)	-	(7,250	(5,733)	-	(5,733)
Loan charge-offs	(43,969)	-	(43,969	(47,913)	-	(47,913	(58,897)	-	(58,897)
Foreclosures	(17,052)	17,052	-	(61,432)	61,432	-	(49,233)	49,233	-
Capitalized costs	-	270	270	-	170	170	-	320	320
Note / property sales	(11,400)	(44,547)	(55,947	(3,100)	(33,509)	(36,609	(8,457)	(25,951)	(34,408)
Loans trans to held for sale			(74,084	-	-	-	-	-	-
Write downs	-	(48,585)	(48,585	-	(8,031)	(8,031	-	(4,579)	(4,579)
Net gains (losses) on sales	-	(12,020)	(12,020	-	(7,818)	(7,818	-	(3,518)	(3,518)
Ending Balance	$83,769	$54,378	$138,147	$179,094	$142,208	$321,302	$280,802	$136,275	$417,077

(1) Excludes non-performing loans and foreclosed properties covered by the loss-sharing agreement with the FDIC, related to the acquisition of SCB.
(2) The NPA activity shown for the first quarter of 2011 is presented with all activity related to loans transferred to the held for sale classification on one line as if those loans were transferred to held for sale at the beginning of the period. During the first quarter of 2011, $27.1 million in loans transferred to held for sale were placed on nonaccrual, $1.1 million in payments were received on nonaccrual loans transferred to held for sale and $66.6 million in charge-offs were recorded on nonaccrual loans transferred to held for sale to mark them down to the expected proceeds from the sale.

Foreclosed property is initially recorded at fair value, less estimated costs to sell.  If the fair value, less estimated costs to sell at the time of foreclosure, is less than the loan balance, the deficiency is charged against the allowance for loan losses.  If the fair value, less estimated costs to sell, of the foreclosed property decreases during the holding period, a valuation allowance is established with a charge to foreclosed property costs.  When the foreclosed property is sold, a gain or loss is recognized on the sale for the difference between the sales proceeds and the carrying amount of the property.  Financed sales of foreclosed property are accounted for in accordance with ASC 360-20, Real Estate Sales.  For the first quarters of 2011 and 2010, United transferred $17.1 million and $49.2 million, respectively, of loans into foreclosed property.  During the same periods, proceeds from sales of OREO were $44.5 million and $26.0 million, respectively, which includes $8.54 million and $4.26 million of sales that were financed by United, respectively.  During the first quarter of 2011, United recorded $48.6 million in write-downs on foreclosed property in order to expedite sales in the second and third quarter.

Investment Securities

The composition of the investment securities portfolio reflects United’s investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of revenue.  The investment securities portfolio also provides a balance to interest rate risk and credit risk in other categories of the balance sheet while providing a vehicle for the investment of available funds, furnishing liquidity, and supplying securities to pledge as required collateral for certain deposits.  Total investment securities at March 31, 2011 increased $357 million from a year ago.  The increase in the securities portfolio was a result of a buildup of liquidity resulting partially from strong core deposit growth with little loan demand to invest the proceeds.  In addition, United has intentionally sought to maintain above normal amounts of liquidity due to the uncertain economy.  United invested the proceeds from deposits in short-term commercial paper and floating rate mortgage-backed securities.  United chose floating rate securities because they have less market risk in the event rates begin to rise.

During the second quarter of 2010, United transferred securities available for sale with a fair value of $315 million to held to maturity.  The transferred securities were those that United has the ability and positive intent to hold until maturity.  Generally, the transferred securities had longer durations and were more susceptible to market price volatility due to changes in interest rates.  At March 31, 2011, United had securities held to maturity with a carrying value of $245 million and securities available for sale totaling $1.64 billion. At March 31, 2011, December 31, 2010, and March 31, 2010, the securities portfolio represented approximately 24%, 20%, and 19% of total assets, respectively.

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

Goodwill and Other Intangible Assets

Goodwill represents the premium paid for acquired companies above the fair value of the assets acquired and liabilities assumed, including separately identifiable intangible assets.  As a result of the significant drop in United’s stock price during the third quarter of 2010, United conducted an interim goodwill impairment test to determine if the stock price decline might indicate goodwill was impaired.  United’s third quarter interim 2010 impairment test indicated that goodwill was in fact impaired and United recorded a charge to earnings for the entire remaining balance of $211 million.  In performing the interim impairment test, United engaged the services of a national third party valuation expert who employed commonly used valuation techniques including an earnings approach that considered discounted future expected cash earnings and three market approaches.

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

Deposits

United initiated several programs in early 2009 to improve core earnings by growing customer transaction deposit accounts and lowering overall pricing on deposit accounts to improve its net interest margin and increase net interest revenue.  The programs were very successful in increasing core transaction deposit accounts and reducing more costly time deposit balances as United’s funding needs decreased due to lower loan demand.  United has continued to pursue customer transaction deposits by stressing its high customer satisfaction scores.

Total deposits as of March 31, 2011 were $6.60 billion, an increase of $110 million, or 2%, from March 31, 2010.  Total non-interest-bearing demand deposit accounts of $865 million increased $124 million, or 17%, due to the success of core deposit programs.  Also impacted by the programs were NOW, money market and savings accounts of $2.48 billion which increased $221 million, or 10%, from March 31, 2010.

Total time deposits, excluding brokered deposits, as of March 31, 2011 were $2.57 billion, down $208 million from March 31, 2010.  Time deposits less than $100,000 totaled $1.58 billion, a decrease of $66.6 million, or 4%, from a year ago.  Time deposits of $100,000 and greater totaled $990 million as of March 31, 2011, a decrease of $142 million, or 13%, from March 31, 2010.  United continued to offer low rates on certificates of deposit, allowing balances to decline as United’s funding needs declined due to weak loan demand.

Wholesale Funding

The Bank is a shareholder in the Federal Home Loan Bank (“FHLB”) of Atlanta.  Through this affiliation, FHLB secured advances totaled $55.1 million and $114 million as of March 31, 2011 and 2010, respectively.  United anticipates continued use of this short- and long-term source of funds.  FHLB advances outstanding at March 31, 2011 had fixed interest rates ranging up to 4.49%.  During the third quarter of 2010, United prepaid approximately $50 million of fixed-rate advances  and incurred prepayment charges of $2.23 million. Additional information regarding FHLB advances is provided in Note 11 to the consolidated financial statements included in United’s 2010 Form 10-K.

At March 31, 2011 and 2010, United had $102 million in repurchase agreements and other short-term borrowings outstanding, United takes advantage of these additional sources of liquidity when rates are favorable compared to other forms of short-term borrowings, such as FHLB advances and brokered deposits.

Interest Rate Sensitivity Management

The absolute level and volatility of interest rates can have a significant effect on United's profitability.  The objective of interest rate risk management is to identify and manage the sensitivity of net interest revenue to changing interest rates, in order to achieve United's overall financial goals.  Based on economic conditions, asset quality and various other considerations, management establishes tolerance ranges for interest rate sensitivity and manages within these ranges.

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

United’s policy is based on the 12-month impact on net interest revenue of interest rate ramps that increase 200 basis points and decrease 200 basis points from the base scenario.  In the ramp scenarios, rates change 25 basis points per month over the initial eight months. The policy limits the change in net interest revenue over the next 12 months to a 10% decrease in either scenario.  The policy ramp and base scenarios assume a static balance sheet.  Historically low rates on March 31, 2011 and 2010 made use of the down 200 basis points scenario problematic.  At March 31, 2011 United’s simulation model indicated that a 200 basis point increase in rates would cause an approximate 3.39% increase in net interest revenue over the next twelve months, and a 25 basis point decrease would cause an approximate .09% increase in net interest revenue over the next twelve months.  The increase of 3.39% in net interest revenue for a 200 basis point ramp up of interest rates was impacted by the significant amount of excess liquidity at March 31, 2011.  If excess liquidity were reduced to a normal level, the 3.39% increase would be reduced to an increase of .11% which is consistent with our policy to manage our interest rate risk closer to a neutral position.  At March 31, 2010, United’s simulation model indicated that a 200 basis point increase in rates would cause an approximate .65% increase in net interest revenue and a 25 basis point decrease in rates over the next twelve months would cause an approximate .77% increase in net interest revenue.

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

United’s derivative financial instruments are classified as either cash flow or fair value hedges.  The change in fair value of cash flow hedges is recognized in other comprehensive income.  Fair value hedges recognize currently in earnings both the effect of the change in the fair value of the derivative financial instrument and the offsetting effect of the change in fair value of the hedged asset or liability associated with the particular risk of that asset or liability being hedged.  At March 31, 2011, United did not have any active derivative contracts outstanding.

From time to time, United will terminate swap or floor positions when conditions change and the position is no longer necessary to manage United’s overall sensitivity to changes in interest rates.  In those situations where the terminated swap or floor was in an effective hedging relationship at the time of termination and the hedging relationship is expected to remain effective throughout the original term of the swap or floor, the resulting gain or loss is amortized over the remaining life of the original contract.  For swap contracts, the gain or loss is amortized over the remaining original contract term using the straight line method of amortization.  For floor contracts, the gain or loss is amortized over the remaining original contract term based on the original floorlet schedule.  At March 31, 2011, United had $15.5 million in gains from terminated derivative positions included in other comprehensive income that will be amortized into earnings over their remaining original contract terms.  Approximately $10.2 million is expected to be reclassified into interest revenue over the next twelve months.

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

Liquidity Management

The objective of liquidity management is to ensure that sufficient funding is available, at reasonable cost, to meet the ongoing operational cash needs and to take advantage of revenue producing opportunities as they arise.  While the desired level of liquidity will vary depending upon a variety of factors, it is the primary goal of United to maintain a sufficient level of liquidity in all expected economic environments.  Liquidity is defined as the ability to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities.  Liquidity management involves maintaining United's ability to meet the daily cash flow requirements of the Bank’s customers, both depositors and borrowers.  In addition, because United is a separate entity and apart from the Bank, it must provide for its own liquidity.  United is responsible for the payment of dividends declared for its common and preferred shareholders, and interest and principal on any outstanding debt or trust preferred securities.

Two key objectives of asset/liability management are to provide for adequate liquidity in order to meet the needs of customers and to maintain an optimal balance between interest-sensitive assets and interest-sensitive liabilities to optimize net interest revenue.  Daily monitoring of the sources and uses of funds is necessary to maintain a position that meets both requirements.

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and the maturities and sales of securities, as well as the ability to use these as collateral for borrowings on a secured basis.  We also maintain excess funds in short-term interest-bearing assets that provide additional liquidity.  Mortgage loans held for sale totaled $25.4 million at March 31, 2011, and typically turn over every 45 days as the closed loans are sold to investors in the secondary market.  In addition, at March 31, 2011 United held $1.2 billion in excess liquidity including $470 million in short-term commercial paper, $440 million in balances in excess of reserve requirements at the Federal Reserve Bank and $300 million in floating rate mortgage-backed securities.

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

Substantially all of the parent company’s liquidity is obtained from subsidiary service fees and dividends from the Bank, which is limited by applicable law.

At March 31, 2011, United had sufficient qualifying collateral to increase FHLB advances by $979 million and Federal Reserve discount window capacity of $149 million.  United’s internal policy limits brokered deposits to 25% of total assets.  At March 31, 2011, United had the capacity to increase brokered deposits by $1.31 billion, subject to certain regulatory approvals, and still remain within this limit.  In addition to these wholesale sources, United has the ability to attract retail deposits at any time by competing more aggressively on pricing.

As disclosed in United's consolidated statement of cash flows, net cash provided by operating activities was $40.1 million for the three months ended March 31, 2011.  The net loss of $142 million for the three month period included non-cash expenses for the provision for loan losses of $190 million and losses and write downs on foreclosed property of $60.6 million.  As an offset, other assets increased $90.3 million, primarily due to an increase in deferred tax assets.  Net cash used in investing activities of $92.4 million consisted primarily of purchases of securities of $407 million and purchases of premises and equipment of $3.60 million, that were offset by proceeds from sales of securities of $51.2 million, maturities and calls of investment securities of $137 million, net proceeds from sales of other real estate and notes of $47.4 million, and a net decrease in loans of $93.9 million.  Net cash provided by financing activities of $493 million consisted primarily of a net increase of $129 million in deposits and the proceeds from $363 million in newly issued common and preferred stock.  In the opinion of management, United had a significant excess liquidity position at March 31, 2011, which was sufficient to meet its expected cash flow requirements.

Capital Resources and Dividends

Shareholders' equity at March 31, 2011 was $850 million, an increase of $215 million from December 31, 2010.  Accumulated other comprehensive income, which includes unrealized gains and losses on securities available for sale and the unrealized gains and losses on derivatives qualifying as cash flow hedges, is excluded in the calculation of regulatory capital adequacy ratios.  Excluding the change in the accumulated other comprehensive income, shareholders’ equity increased $218 million from December 31, 2010.

During the first quarter of 2011, United closed the Private Placement.  Pursuant to the Private Placement, the Investors purchased and United issued $3.29 million of the Company’s existing common stock, consisting of 17,338,497 shares, for $1.90 per share and issued $347 million in preferred stock consisting of 195,872 shares of Series F Preferred Stock, and 151,185 shares of Series G Preferred Stock.  Under the terms of the Private Placement Agreement and following receipt of required shareholder approvals, the Series F Preferred Stock will be mandatorily convertible into 103,090,506 shares of voting common stock and the Series G Preferred Stock will be mandatorily convertible into 79,570,997 shares of non-voting common stock.  Following such conversion, the Investors will own an aggregate of 120,429,003 shares of common stock and 79,570,997 shares of non-voting common stock.  The Private Placement resulted in an increase to shareholders’ equity of $363 million.

On February 22, 2011, the Company entered into the Share Exchange Agreement with the Elm Ridge Parties. Under the Share Exchange Agreement, the Elm Ridge Parties agreed to transfer to the Company 7,755,631 shares of the Company’s common stock in exchange for 16,613 Series D Preferred Shares and warrants to purchase 7,755,631 common shares.

United accrued $2.3 million in dividends on Series A and Series B preferred stock in the first quarter of 2011 as well as $173,000 in dividends on Series D preferred stock.  United recognizes that cash dividends are an important component of shareholder value, and therefore, intends to provide for cash dividends when earnings, capital levels and other factors permit.

The Board Resolution provides that United may not incur additional indebtedness, pay cash dividends, make payments on our trust preferred securities or repurchase outstanding stock without prior approval of the Federal Reserve.  We were not given permission to pay interest on our trust preferred securities and dividends on our preferred stock during the first quarter of 2011.  As a result of such deferrals, United may not pay dividends on any of common or preferred stock or trust preferred securities until all accrued and unpaid amounts under the deferred securities have been paid.  Effective April 15, 2011, United received approval from the Federal Reserve for payment of currently payable and previously deferred dividends and interest on its preferred stock and trust preferred securities.

The Bank is currently subject to a memorandum of understanding (“MOU”) which requires, among other things, that the Bank maintain its Tier 1 leverage ratio at not less than 8% and its total risk-based capital ratio at not less than 10% during the life of the MOU.  Additionally, the MOU requires that, prior to declaring or paying any cash dividends to United, the Bank must obtain the written consent of its regulators.

United’s common stock trades on the Nasdaq Global Select Market under the symbol “UCBI”.  Below is a quarterly schedule of high, low and closing stock prices and average daily volume for 2011 and 2010.

Table 13 - Stock Price Information

	2011				2010
	High	Low	Close	Avg Daily Volume	High	Low	Close	Avg Daily Volume

First quarter	$2.37	$1.19	$2.33	1,136,603	$5.00	$3.21	$4.41	882,923
Second quarter					6.20	3.86	3.95	849,987
Third quarter					4.10	2.04	2.24	810,161
Fourth quarter					2.60	1.10	1.95	1,084,578

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

The following table shows United’s capital ratios, as calculated under regulatory guidelines, at March 31, 2011, December 31, 2010 and March 31, 2010.

Table 14 - Capital Ratios
(dollars in thousands)

	Regulatory Guidelines		United Community Banks, Inc. (Consolidated)				United Community Bank

		Well	March 31, 2011		December 31,	March 31,	March 31,	December 31,	March 31,
	Minimum	Capitalized	Pro Forma (1)	Actual	2010	2010	2011	2010	2010

Risk-based ratios:
Tier I capital	4.0%	6.0%	13.23%	7.81%	9.67%	11.72%	12.95%	10.72%	12.52%
Total capital	8.0	10.0	15.72	15.63	12.11	14.45	14.73	12.48	14.37
Leverage ratio	3.0	5.0	8.54	5.05	6.75	8.15	8.34	7.45	8.65

Tier I capital			$627,423	$370,621	$483,257	$622,287	$611,958	$534,161	$664,163
Total capital			745,721	741,242	605,204	767,099	695,948	621,807	761,777

(1) Pro forma ratios and capital amounts assume conversion of Series F and Series G preferred stock to common stock as of period-end. Conversion is mandatory following shareholder approval of the transaction which is expected at United's annual shareholders' meeting on June 16, 2011.

United's Tier I capital excludes other comprehensive income, and consists of stockholders' equity and qualifying capital securities, less goodwill and deposit-based intangibles.  Tier II capital components include supplemental capital items such as a qualifying allowance for loan losses and qualifying subordinated debt.  Tier I capital plus Tier II capital components is referred to as Total Risk-Based capital.

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

United's management believes the effect of inflation on financial results depends on United's ability to react to changes in interest rates, and by such reaction, reduce the inflationary effect on performance.  United has an asset/liability management program to manage interest rate sensitivity.  In addition, periodic reviews of banking services and products are conducted to adjust pricing in view of current and expected costs.

Item 3.        Quantitative and Qualitative Disclosure About Market Risk

There have been no material changes in United’s quantitative and qualitative disclosures about market risk as of March 31, 2011 from that presented in the Annual Report on Form 10-K for the year ended December 31, 2010.  The interest rate sensitivity position at March 31, 2011 is included in management’s discussion and analysis on page 48 of this report.

Item 4.         Controls and Procedures

United’s management, including the Chief Executive Officer and Chief Financial Officer, supervised and participated in an evaluation of the Company’s disclosure controls and procedures as of March 31, 2011.  Based on, and as of the date of that evaluation, United’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective in accumulating and communicating information to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures of that information under the Securities and Exchange Commission’s rules and forms and that the disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports that are filed or submitted by United under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Item 1A.        Risk Factors

There have been no material changes from the risk factors previously disclosed in United’s Form 10-K for the year ended December 31, 2010.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds – None

Item 3.          Defaults upon Senior Securities – None

Item 4.          (Removed and Reserved)

Item 5.          Other Information – None

Item 6.          Exhibits

3.1	Restated Articles of Incorporation of United Community Banks, Inc., as amended.

3.2	Amended and Restated Bylaws of United Community Banks, Inc., dated September 12, 1997, as amended.

4.1	See Exhibits 3.1 and 3.2 for provisions of the Restated Articles of Incorporation, as amended, and Amended and Restated Bylaws, as amended, which define the rights of security holders.

4.2
Tax Benefits Preservation Plan, dated as of February 22, 2011, by and between United Community Banks, Inc. and Illinois Stock Transfer Company, which includes the Company’s Articles of Amendment to its Restated Articles of Incorporation, setting forth the rights, restrictions, privileges and preferences of the Junior Participating Preferred Stock, Series E, as Exhibit A and Form of Right Certificate as Exhibit B (incorporated herein by reference to Exhibit 4.1 to United Community Banks, Inc.’s Current Report on Form 8-K, filed with the Commission on February 24, 2011.)

4.3
Form of Summary of Rights for Tax Benefits Preservation Plan, dated as of February 22, 2011, by and between United Community Banks, Inc. and Illinois Stock Transfer Company (incorporated herein by reference to Exhibit 4.2 to United Community Banks, Inc.’s Current Report on Form 8-K, filed with the Commission on February 24, 2011.)

4.4
Form of Warrant to Purchase Shares of Common Stock issued on February 22, 2011 (incorporated herein by reference to Exhibit 4.3 to United Community Banks, Inc.’s Current Report on Form 8-K, filed with the Commission on February 24, 2011.)

4.5
Amendment to Tax Benefits Preservation Plan, dated as of March 29, 2011, by and between United Community Banks, Inc. and Illinois Stock Transfer Company (incorporated herein by reference to Exhibit 4.1 to United Community Banks, Inc.’s Current Report on Form 8-K, filed with the Commission on March 31, 2011.)

10.1
Investment Agreement, dated as of March 16, 2011, between United Community Banks, Inc. and Corsair Georgia, L.P. (incorporated herein by reference to Exhibit 10.1 to United Community Banks, Inc.’s Current Report on Form 8-K, filed with the Commission on March 17, 2011.)

10.2
Form of Subscription Agreement, dated as of March 16, 2011, between United Community Banks, Inc. and each Additional Investor. (incorporated herein by reference to Exhibit 10.2 to United Community Banks, Inc.’s Current Report on Form 8-K, filed with the Commission on March 17, 2011.)

10.3	Asset Purchase and Sale Agreement dated April 18, 2011, among United Community Bank, CF Southeast, LLC and CF Southeast Trust 2011-1

31.1	Certification by Jimmy C. Tallent, President and Chief Executive Officer of United Community Banks, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Rex S. Schuette, Executive Vice President and Chief Financial Officer of United Community Banks, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: May 4, 2011