Form 10-Q
period 2011-06-30
UNITED COMMUNITY BANKS INC
filed 2011-08-09
CIK 857855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
Common stock, par value $1 per share 41,568,707 shares voting and 15,914,209 shares non-voting outstanding as of July 31, 2011

Part I — Financial Information

Item 1	— Financial Statements
UNITED COMMUNITY BANKS, INC.
Consolidated Statement of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2011	2010	2011	2010
Interest revenue:
Loans, including fees	$60,958	$70,611	$122,065	$142,826
Investment securities, including tax exempt of $251, $295, $510 and $606	14,792	15,829	28,396	32,032
Federal funds sold, commercial paper and deposits in banks	752	759	1,571	1,697

Total interest revenue	76,502	87,199	152,032	176,555

Interest expense:
Deposits:
NOW	1,036	1,745	2,360	3,599
Money market	1,499	1,829	3,527	3,586
Savings	64	83	141	167
Time	10,995	17,718	22,727	37,916

Total deposit interest expense	13,594	21,375	28,755	45,268
Federal funds purchased, repurchase agreements and other short-term borrowings	1,074	1,056	2,116	2,094
Federal Home Loan Bank advances	570	974	1,160	1,951
Long-term debt	2,747	2,667	5,527	5,329

Total interest expense	17,985	26,072	37,558	54,642

Net interest revenue	58,517	61,127	114,474	121,913
Provision for loan losses	11,000	61,500	201,000	136,500

Net interest revenue after provision for loan losses	47,517	(373)	(86,526)	(14,587)

Fee revenue:
Service charges and fees	7,608	7,993	14,328	15,440
Mortgage loan and other related fees	952	1,601	2,446	3,080
Brokerage fees	691	586	1,368	1,153
Securities gains, net	783	—	838	61
Loss from prepayment of debt	(791)	—	(791)	—
Other	4,662	1,399	7,554	3,511

Total fee revenue	13,905	11,579	25,743	23,245

Total revenue	61,422	11,206	(60,783)	8,658

Operating expenses:
Salaries and employee benefits	26,436	23,590	51,360	47,950
Communications and equipment	3,378	3,511	6,722	6,784
Occupancy	3,805	3,836	7,879	7,650
Advertising and public relations	1,317	1,352	2,295	2,395
Postage, printing and supplies	1,085	765	2,203	1,990
Professional fees	2,350	2,178	5,680	4,121
Foreclosed property	1,891	14,540	66,790	25,353
FDIC assessments and other regulatory charges	3,644	3,566	9,057	7,192
Amortization of intangibles	760	794	1,522	1,596
Other	4,062	4,176	10,491	8,097
Loss on sale of nonperforming assets	—	45,349	—	45,349

Total operating expenses	48,728	103,657	163,999	158,477

Income (loss) from continuing operations before income taxes	12,694	(92,451)	(224,782)	(149,819)
Income tax expense (benefit)	5,077	(32,919)	(89,913)	(55,829)

Net income (loss) from continuing operations	7,617	(59,532)	(134,869)	(93,990)
Loss from discontinued operations, net of income taxes	—	—	—	(101)
Gain from sale of subsidiary, net of income taxes and selling costs	—	—	—	1,266

Net income (loss)	7,617	(59,532)	(134,869)	(92,825)
Preferred stock dividends and discount accretion	3,016	2,577	5,794	5,149

Net income (loss) available to common shareholders	$4,601	$(62,109)	$(140,663)	$(97,974)

Earnings (loss) from continuing operations per common share — Basic	$.18	$(3.29)	$(6.40)	$(5.25)
Earnings (loss) from continuing operations per common share — Diluted	.08	(3.29)	(6.40)	(5.25)
Earnings (loss) per common share — Basic	.18	(3.29)	(6.40)	(5.19)
Earnings (loss) per common share — Diluted	.08	(3.29)	(6.40)	(5.19)
Weighted average common shares outstanding — Basic	25,427	18,905	21,965	18,891
Weighted average common shares outstanding — Diluted	57,543	18,905	21,965	18,891
See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC.
Consolidated Balance Sheet

	June 30,	December 31,	June 30,
(in thousands, except share and per share data)	2011	2010	2010
	(unaudited)	(audited)	(unaudited)
ASSETS
Cash and due from banks	$163,331	$95,994	$115,088
Interest-bearing deposits in banks	41,863	111,901	105,183
Federal funds sold, commercial paper and short-term investments	174,996	441,562	148,227

Cash and cash equivalents	380,190	649,457	368,498
Securities available for sale	1,816,613	1,224,417	1,165,776
Securities held to maturity (fair value $379,231, 267,988 and $327,497)	371,578	265,807	322,148
Mortgage loans held for sale	19,406	35,908	22,705
Loans, net of unearned income	4,163,447	4,604,126	4,873,030
Less allowance for loan losses	127,638	174,695	174,111

Loans, net	4,035,809	4,429,431	4,698,919
Assets covered by loss sharing agreements with the FDIC	95,726	131,887	156,611
Premises and equipment, net	178,208	178,239	180,125
Accrued interest receivable	21,291	24,299	29,650
Goodwill and other intangible assets	9,922	11,446	223,600
Foreclosed property	47,584	142,208	123,910
Net deferred tax asset	261,268	166,937	111,485
Other assets	172,074	183,160	249,057

Total assets	$7,409,669	$7,443,196	$7,652,484

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand	$899,017	$793,414	$779,934
NOW	1,306,109	1,424,781	1,326,861
Money market	989,600	891,252	756,370
Savings	197,927	183,894	185,176
Time:
Less than $100,000	1,508,444	1,496,700	1,575,211
Greater than $100,000	981,154	1,002,359	1,093,975
Brokered	300,964	676,772	611,985

Total deposits	6,183,215	6,469,172	6,329,512
Federal funds purchased, repurchase agreements, and other short-term borrowings	103,666	101,067	104,127
Federal Home Loan Bank advances	40,625	55,125	104,138
Long-term debt	150,186	150,146	150,106
Unsettled securities purchases	35,634	—	20,941
Accrued expenses and other liabilities	36,368	32,171	39,243

Total liabilities	6,549,694	6,807,681	6,748,067

Shareholders’ equity:
Preferred stock, $1 par value; 10,000,000 shares authorized;
Series A; $10 stated value; 21,700 shares issued and outstanding	217	217	217
Series B; $1,000 stated value; 180,000 shares issued and outstanding	176,392	175,711	175,050
Series D; $1,000 stated value; 16,613 shares issued and outstanding	16,613	—	—
Common stock, $1 par value; 100,000,000 shares authorized; 41,554,874, 18,937,001 and 18,856,185 shares issued and outstanding	41,555	18,937	18,856
Common stock, non-voting, $1 par value; 30,000,000 shares authorized; 15,914,209 shares issued and outstanding	15,914	—	—
Common stock issuable; 83,575, 67,287 and 56,954 shares	3,574	3,894	3,898
Capital surplus	1,051,607	741,244	739,261
Accumulated deficit	(476,230)	(335,567)	(77,590)
Accumulated other comprehensive income	30,333	31,079	44,725

Total shareholders’ equity	859,975	635,515	904,417

Total liabilities and shareholders’ equity	$7,409,669	$7,443,196	$7,652,484

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC.
Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)
For the Six Months Ended June 30,

										(Accumulated	Accumulated
	Preferred Stock						Non-Voting	Common		Deficit)	Other
	Series	Series	Series	Series	Series	Common	Common	Stock	Capital	Retained	Comprehensive
(in thousands, except share and per share data)	A	B	D	F	G	Stock	Stock	Issuable	Surplus	Earnings	Income	Total

Balance, December 31, 2009	$217	$174,408	$—	$—	$—	$18,809	$—	$3,597	$697,271	$20,384	$47,635	$962,321
Comprehensive income:
Net loss										(92,825)		(92,825)
Other comprehensive loss:
Unrealized holding gains on available for sale securities, net of deferred tax expense and reclassification adjustment											2,750	2,750
Unrealized losses on derivative financial instruments qualifying as cash flow hedges, net of deferred tax benefit											(5,660)	(5,660)

Comprehensive loss										(92,825)	(2,910)	(95,735)
Issuance of equity instruments in private equity transaction									39,813			39,813
Common stock issued to dividend Reinvestment plan and employee benefit plans (41,818 shares)						42			898			940
Amortization of stock option and restricted stock									1,428			1,428
Vesting of restricted stock (2,112 shares issued, 8,304 shares deferred)						2		607	(609)			—
Deferred compensation plan, net, including dividend equivalents								162				162
Shares issued from deferred compensation plan (3,134 shares)						3		(468)	460			(5)
Dividends on Series A preferred stock										(7)		(7)
Dividends on Series B preferred stock		642								(5,142)		(4,500)

Balance, June 30, 2010	$217	$175,050	$—	$—	$—	$18,856	$—	$3,898	$739,261	$(77,590)	$44,725	$904,417

Balance, December 31, 2010	$217	$175,711	$—	$—	$—	$18,937	$—	$3,894	$741,244	$(335,567)	$31,079	$635,515
Comprehensive loss:
Net loss										(134,869)		(134,869)
Other comprehensive loss:
Unrealized holding gains on available for sale securities, net of deferred tax expense and reclassification adjustment											5,133	5,133
Unrealized losses on derivative financial instruments qualifying as cash flow hedges, net of deferred tax benefit											(5,879)	(5,879)

Comprehensive loss										(134,869)	(746)	(135,615)
Penalty received on incomplete private equity transaction, net of tax expense									2,375			2,375
Preferred for common equity exchange related to tax benefits preservation plan (1,551,126 common shares)			16,613			(1,551)			(15,062)			—
Conversion of Series F and Series G Preferred Stock (20,618,090 voting and 15,914,209 non-voting common shares)				(195,872)	(151,185)	20,618	15,914		310,525			—
Common stock issued to dividend reinvestment plan and employee benefit plans (78,584 shares)						79			665			744
Common and preferred stock issued (3,467,699 common shares)				195,872	151,185	3,468			11,035			361,560
Amortization of stock options and restricted stock awards									758			758
Vesting of restricted stock (1,417 shares issued, 6,382 shares deferred)						1		54	(55)			—
Deferred compensation plan, net, including dividend equivalents								127				127
Shares issued from deferred compensation plan (3,209 shares)						3		(501)	498			—
Tax on option exercise and restricted stock vesting									(376)			(376)
Dividends on Series A preferred stock										(7)		(7)
Dividends on Series B preferred stock		681								(5,200)		(4,519)
Dividends on Series D preferred stock										(587)		(587)

Balance, June 30, 2011	$217	$176,392	$16,613	$—	$—	$41,555	$15,914	$3,574	$1,051,607	$(476,230)	$30,333	$859,975

Comprehensive income (loss) for the second quarters of 2011 and 2010 was $10,454,000 and $(60,133,000), respectively.
See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC.
Consolidated Statement of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
(in thousands)	2011	2010
Operating activities:
Net loss	$(134,869)	$(92,825)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and accretion	9,374	7,747
Provision for loan losses	201,000	136,500
Stock based compensation	758	1,428
Securities gains, net	(838)	(61)
Losses and write downs on sales of other real estate owned	60,505	19,289
Gain from sale of subsidiary	—	(2,110)
Loss on sale of nonperforming assets	—	45,349
Loss on prepayment of borrowings	791	—
Changes in assets and liabilities:
Other assets and accrued interest receivable	(49,255)	(55,249)
Accrued expenses and other liabilities	1,078	(6,888)
Mortgage loans held for sale	16,502	7,521

Net cash provided by operating activities	105,046	60,701

Investing activities:
Investment securities held to maturity:
Proceeds from maturities and calls	34,742	12,059
Purchases	(141,862)	(19,617)
Investment securities available for sale:
Proceeds from sales	106,603	40,817
Proceeds from maturities and calls	220,018	432,436
Purchases	(875,250)	(398,877)
Net decrease in loans	64,778	50,600
Proceeds from loan sales	99,298	22,331
Proceeds from sales of premises and equipment	534	39
Purchases of premises and equipment	(5,276)	(3,601)
Net cash received from sale of subsidiary	—	290
Net cash received from sale of nonperforming assets	—	20,618
Proceeds from sale of other real estate	60,310	80,898

Net cash (used in) provided by investing activities	(436,105)	237,993

Financing activities:
Net change in deposits	(285,957)	(295,729)
Net change in federal funds purchased, repurchase agreements, and other short-term borrowings	2,599	2,738
Repayments of FHLB advances	(15,291)	(10,000)
Proceeds from issuance of common stock for dividend reinvestment and employee benefit plans	744	935
Proceeds from issuance of common and preferred stock, net of offering costs	361,560	—
Proceeds from penalty on incomplete private equity transaction	3,250	—
Cash dividends on preferred stock	(5,113)	(4,507)

Net cash provided by (used in) financing activities	61,792	(306,563)

Net change in cash and cash equivalents	(269,267)	(7,869)

Cash and cash equivalents at beginning of period	649,457	376,367

Cash and cash equivalents at end of period	$380,190	$368,498

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$36,703	$60,083
Income taxes	1,527	819
Unsettled securities purchases	35,634	20,941
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
Note 2 — Accounting Standards Updates
In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU No. 2011-04”). ASU No. 2011-04 primarily represents clarification to existing guidance. It does change the concepts of the valuation premise and highest and best use, stating that they are only relevant for nonfinancial assets. The guidance also changes the application of premiums and discounts and includes new disclosures. ASU No. 2011-04 is effective for United in the first quarter of 2012. Although evaluation of the impact is not complete, it is not expected to have a material impact on United’s results of operations, financial position, or disclosures.
In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (“ASU No. 2011-05”). ASU No. 2011-05 requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive statements of net income and other comprehensive income. The option to present items of other comprehensive income in the statement of changes in equity is eliminated. The guidance is effective for United for the first quarter of 2012, and will not have a material impact on United’s results of operations or financial position. It will result in a change of disclosure, as United currently presents other comprehensive income in the statement of changes in shareholders’ equity. United will apply these disclosure changes retrospectively as required by the standard.
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
Under the loss sharing agreement, the portion of the losses expected to be indemnified by FDIC is considered an indemnification asset in accordance with ASC 805 Business Combinations. The indemnification asset, referred to as “estimated loss reimbursement from the FDIC” is included in the balance of Assets covered by loss sharing agreements with the FDIC on the Consolidated Balance Sheet. The indemnification asset was recognized at fair value, which was estimated at the acquisition date based on the terms of the loss sharing agreement. The indemnification asset is expected to be collected over a four-year average life. No valuation allowance was required.
Loans, foreclosed property and the estimated FDIC reimbursement resulting from the loss sharing agreements with the FDIC are reported as “assets covered by loss sharing agreements with the FDIC” in the consolidated balance sheet.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The table below shows the components of covered assets at June 30, 2011 (in thousands).

	Purchased	Other
	Impaired	Purchased
(in thousands)	Loans	Loans	Other	Total

Commercial (secured by real estate)	$—	$43,179	$—	$43,179
Commercial (commercial and industrial)	—	3,133	—	3,133
Construction and land development	1,729	13,505	—	15,234
Residential mortgage	186	8,913	—	9,099
Installment	6	188	—	194

Total covered loans	1,921	68,918	—	70,839
Covered forclosed property	—	—	8,270	8,270
Estimated loss reimbursement from the FDIC	—	—	16,617	16,617

Total covered assets	$1,921	$68,918	$24,887	$95,726

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
The amortized cost, gross unrealized gains and losses and fair value of securities held to maturity at June 30, 2011, December 31, 2010 and June 30, 2010 are as follows (in thousands).

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
As of June 30, 2011
U.S. Government agencies	$5,000	$—	$—	$5,000
State and political subdivisions	49,122	1,823	292	50,653
Mortgage-backed securities (1)	317,456	6,184	62	323,578

Total	$371,578	$8,007	$354	$379,231

As of December 31, 2010
U.S. Government agencies	$11,939	$79	$—	$12,018
State and political subdivisions	47,007	416	1,005	46,418
Mortgage-backed securities (1)	206,861	2,700	9	209,552

Total	$265,807	$3,195	$1,014	$267,988

As of June 30, 2010
U.S. Government agencies	$70,284	$1,076	$—	$71,360
State and political subdivisions	26,246	252	7	26,491
Mortgage-backed securities (1)	225,618	4,046	18	229,646

Total	$322,148	$5,374	$25	$327,497

(1)	All are residential type mortgage-backed securities

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The cost basis, unrealized gains and losses, and fair value of securities available for sale at June 30, 2011, December 31, 2010 and June 30, 2010 are presented below (in thousands).

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
As of June 30, 2011
U.S. Government agencies	$77,930	$61	$514	$77,477
State and political subdivisions	25,569	1,207	4	26,772
Mortgage-backed securities (1)	1,556,910	35,991	283	1,592,618
Other	121,473	100	1,827	119,746

Total	$1,781,882	$37,359	$2,628	$1,816,613

As of December 31, 2010
U.S. Government agencies	$99,969	$67	$1,556	$98,480
State and political subdivisions	27,600	878	36	28,442
Mortgage-backed securities (1)	963,475	29,204	1,671	991,008
Other	107,811	192	1,516	106,487

Total	$1,198,855	$30,341	$4,779	$1,224,417

As of June 30, 2010
U.S. Government agencies	$216,759	$936	$—	$217,695
State and political subdivisions	32,998	1,001	14	33,985
Mortgage-backed securities (1)	864,141	37,730	1,103	900,768
Other	13,160	168	—	13,328

Total	$1,127,058	$39,835	$1,117	$1,165,776

(1)	All are residential type mortgage-backed securities
The following table summarizes held to maturity securities in an unrealized loss position as of June 30, 2011, December 31, 2010 and June 30, 2010 (in thousands).

	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
As of June 30, 2011
State and political subdivisions	$10,160	$292	$—	$—	$10,160	$292
Mortgage-backed securities	25,160	60	1,937	2	27,097	62

Total unrealized loss position	$35,320	$352	$1,937	$2	$37,257	$354

As of December 31, 2010
State and political subdivisions	$28,949	$1,005	$—	$—	$28,949	$1,005
Mortgage-backed securities	1,951	9	—	—	1,951	9

Total unrealized loss position	$30,900	$1,014	$—	$—	$30,900	$1,014

As of June 30, 2010
State and political subdivisions	$1,145	$7	$—	$—	$1,145	$7
Mortgage-backed securities	1,963	18	—	—	1,963	18

Total unrealized loss position	$3,108	$25	$—	$—	$3,108	$25

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The following table summarizes available for sale securities in an unrealized loss position as of June 30, 2011, December 31, 2010 and June 30, 2010 (in thousands).

	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
As of June 30, 2011
U.S. Government agencies	$54,482	$514	$—	$—	$54,482	$514
State and political subdivisions	301	—	10	4	311	4
Mortgage-backed securities	169,907	283	—	—	169,907	283
Other	97,145	1,827	—	—	97,145	1,827

Total unrealized loss position	$321,835	$2,624	$10	$4	$321,845	$2,628

As of December 31, 2010
U.S. Government agencies	$68,412	$1,556	$—	$—	$68,412	$1,556
State and political subdivisions	1,082	30	12	6	1,094	36
Mortgage-backed securities	59,505	1,630	2,799	41	62,304	1,671
Other	69,985	1,516	—	—	69,985	1,516

Total unrealized loss position	$198,984	$4,732	$2,811	$47	$201,795	$4,779

As of June 30, 2010
State and political subdivisions	$300	$2	$401	$12	$701	$14
Mortgage-backed securities	19,499	456	25,639	647	45,138	1,103

Total unrealized loss position	$19,799	$458	$26,040	$659	$45,839	$1,117

At June 30, 2011, there were 28 available for sale securities and 13 held to maturity securities that were in an unrealized loss position. United does not intend to sell nor believes it will be required to sell securities in an unrealized loss position prior to the recovery of their amortized cost basis. Unrealized losses at June 30, 2011 were primarily attributable to changes in interest rates.
Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, among other factors. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analyst’s reports. During the six months ended June 30, 2010, United recorded impairment losses of $950,000 on investments in financial institutions that showed evidence of other-than-temporary impairment. No impairment losses were identified in the first six months of 2011.
Realized gains and losses are derived using the specific identification method for determining the cost of securities sold. The following table summarizes securities sales activity for the three and six month periods ended June 30, 2011 and 2010 (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Proceeds from sales	$55,363	$—	$106,603	$40,817

Gross gains on sales	$838	$—	$1,169	$1,260
Gross losses on sales	55	—	331	249
Impairment losses	—	—	—	950

Net gains on sales of securities	$783	$—	$838	$61

Income tax expense attributable to sales	$305	$—	$326	$24

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Securities with a carrying value of $2.11 billion, $1.43 billion, and $1.12 billion were pledged to secure public deposits, FHLB advances and other secured borrowings at June 30, 2011, December 31, 2010 and June 30, 2010.
The amortized cost and fair value of held to maturity and available for sale securities at June 30, 2011, by contractual maturity, are presented in the following table (in thousands).

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

U.S. Government agencies:
5 to 10 years	$64,350	$64,034	$—	$—
More than 10 years	13,580	13,443	5,000	5,000

	77,930	77,477	5,000	5,000

State and political subdivisions:
Within 1 year	4,715	4,781	—	—
1 to 5 years	14,682	15,485	2,025	2,078
5 to 10 years	5,324	5,627	21,273	22,336
More than 10 years	848	879	25,824	26,239

	25,569	26,772	49,122	50,653

Other:
1 to 5 years	18,475	17,962	—	—
5 to 10 years	99,546	99,033	—	—
More than 10 years	3,452	2,751	—	—

	121,473	119,746	—	—

Total securities other than mortgage-backed securities:
Within 1 year	4,715	4,781	—	—
1 to 5 years	33,157	33,447	2,025	2,078
5 to 10 years	169,220	168,694	21,273	22,336
More than 10 years	17,880	17,073	30,824	31,239

Mortgage-backed securities	1,556,910	1,592,618	317,456	323,578

	$1,781,882	$1,816,613	$371,578	$379,231

Expected maturities may differ from contractual maturities because issuers and borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 5 — Loans and Allowance for Loan Losses
Major classifications of loans as of June 30, 2011, December 31, 2010 and June 30, 2010, are summarized as follows (in thousands).

	June 30,	December 31,	June 30,
	2011	2010	2010
Commercial (secured by real estate)	$1,741,754	$1,761,424	$1,780,142
Commercial construction	195,190	296,582	342,140
Commercial (commercial and industrial)	428,058	441,518	441,097

Total commercial	2,365,002	2,499,524	2,563,379
Residential construction	501,909	695,166	819,930
Residential mortgage	1,177,226	1,278,780	1,355,582
Consumer installment	119,310	130,656	134,139

Total loans	4,163,447	4,604,126	4,873,030
Less allowance for loan losses	127,638	174,695	174,111

Loans, net	$4,035,809	$4,429,431	$4,698,919

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
Changes in the allowance for loan losses for the three and six months ended June 30, 2011 and 2010 are summarized as follows (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Balance beginning of period	$133,121	$173,934	$174,695	$155,602
Provision for loan losses	11,000	61,500	201,000	136,500
Charge-offs:
Commercial (secured by real estate)	3,433	9,791	52,140	12,727
Commercial construction	980	1,460	50,695	3,671
Commercial (commercial and industrial)	604	1,764	4,966	6,318
Residential construction	6,769	41,781	99,024	85,971
Residential mortgage	4,667	6,752	41,343	11,392
Consumer installment	883	1,417	1,979	2,546

Total loans charged-off	17,336	62,965	250,147	122,625

Recoveries:
Commercial (secured by real estate)	174	34	274	1,006
Commercial construction	111	—	111	5
Commercial (commercial and industrial)	81	897	403	1,341
Residential construction	140	266	257	1,356
Residential mortgage	78	235	371	324
Consumer installment	269	210	674	602

Total recoveries	853	1,642	2,090	4,634

Net charge-offs	16,483	61,323	248,057	117,991

Balance end of period	$127,638	$174,111	$127,638	$174,111

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
At June 30, 2011, December 31, 2010 and June 30, 2010, loans with a carrying value of $991 million, $1.02 billion and $1.50 billion were pledged as collateral to secure FHLB advances and other contingent funding sources.
The following table presents the balance and activity in the allowance for loan losses by portfolio segment and the recorded investment in loans by portfolio segment based on impairment method as of June 30, 2011, December 31, 2010 and June 30, 2010 (in thousands).

			Commercial
	Commercial		(Commercial
	(Secured by	Commercial	and	Residential	Residential	Consumer
	Real Estate)	Construction	Industrial)	Construction	Mortgage	Installment	Unallocated	Total
Six Months Ended June 30, 2011
Allowance for loan losses:
Beginning balance	$31,191	$6,780	$7,580	$92,571	$22,305	$3,030	$11,238	$174,695
Charge-offs	(52,140)	(50,695)	(4,966)	(99,024)	(41,343)	(1,979)	—	(250,147)
Recoveries	274	111	403	257	371	674	—	2,090
Provision	42,671	51,256	4,016	55,249	49,063	498	(1,753)	201,000

Ending balance	$21,996	$7,452	$7,033	$49,053	$30,396	$2,223	$9,485	$127,638

Ending allowance attributable to loans:
Individually evaluated for impairment	$78	$450	$—	$—	$639	$—	$—	$1,167
Collectively evaluated for impairment	21,918	7,002	7,033	49,053	29,757	2,223	9,485	126,471

Total ending allowance balance	$21,996	$7,452	$7,033	$49,053	$30,396	$2,223	$9,485	$127,638

Loans:
Individually evaluated for impairment	$14,780	$1,015	$—	$12,611	$7,247	$—	$—	$35,653
Collectively evaluated for impairment	1,726,974	194,175	428,058	489,298	1,169,979	119,310	—	4,127,794

Total loans	$1,741,754	$195,190	$428,058	$501,909	$1,177,226	$119,310	$—	$4,163,447

December 31, 2010
Allowance for loan losses:
Ending allowance attributable to loans:
Individually evaluated for impairment	$268	$—	$—	$644	$137	$—	$—	$1,049
Collectively evaluated for impairment	30,923	6,780	7,580	91,927	22,168	3,030	11,238	173,646

Total ending allowance balance	$31,191	$6,780	$7,580	$92,571	$22,305	$3,030	$11,238	$174,695

Loans:
Individually evaluated for impairment	$41,818	$20,311	$5,874	$39,505	$15,468	$—	$—	$122,976
Collectively evaluated for impairment	1,719,606	276,271	435,644	655,661	1,263,312	130,656	—	4,481,150

Total loans	$1,761,424	$296,582	$441,518	$695,166	$1,278,780	$130,656	$—	$4,604,126

Six Months Ended June 30, 2010
Allowance for loan losses:
Beginning balance	$19,208	$5,861	$6,892	$93,585	$17,266	$2,545	$10,245	$155,602
Charge-offs	(12,727)	(3,671)	(6,318)	(85,971)	(11,392)	(2,546)	—	(122,625)
Recoveries	1,006	5	1,341	1,356	324	602	—	4,634
Provision	11,726	6,209	7,365	95,794	13,005	2,171	230	136,500

Ending balance	$19,213	$8,404	$9,280	$104,764	$19,203	$2,772	$10,475	$174,111

Ending allowance attributable to loans:
Individually evaluated for impairment	$—	$203	$30	$685	$222	$—	$—	$1,140
Collectively evaluated for impairment	19,213	8,201	9,250	104,079	18,981	2,772	10,475	172,971

Total ending allowance balance	$19,213	$8,404	$9,280	$104,764	$19,203	$2,772	$10,475	$174,111

Loans:
Individually evaluated for impairment	$48,018	$16,917	$7,909	$65,622	$24,106	$—	$—	$162,572
Collectively evaluated for impairment	1,732,124	325,223	433,188	754,308	1,331,476	134,139	—	4,710,458

Total loans	$1,780,142	$342,140	$441,097	$819,930	$1,355,582	$134,139	$—	$4,873,030

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
In the first quarter 2011, United’s Board of Directors adopted an accelerated problem asset disposition plan which included the bulk sale of $267 million in classified loans. Those loans were classified as held for sale at the end of the first quarter and were written down to the expected proceeds from the sale. The charge-offs on the loans transferred to held for sale in anticipation of the bulk loan sale which closed on April 18, 2011, increased first quarter 2011 loan charge-offs by $186 million. The actual loss on the bulk loan sale at closing was less than the amount charged-off in the first quarter, resulting in a $7.27 million reduction of second quarter 2011 charge-offs.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The recorded investments in individually evaluated impaired loans at June 30, 2011, December 31, 2010 and June 30, 2010 were as follows (in thousands).

	June 30,	December 31,	June 30,
	2011	2010	2010

Period-end loans with no allocated allowance for loan losses	$32,791	$115,338	$150,083
Period-end loans with allocated allowance for loan losses	2,862	7,638	12,489

Total	$35,653	$122,976	$162,572

Amount of allowance for loan losses allocated	$1,167	$1,049	$1,140
The average balances of impaired loans and income recognized on impaired loans while they were considered impaired is presented below for the three and six months ended June 30, 2011 and 2010 (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Average balance of individually evaluated impaired loans during period	$42,099	$171,469	$68,631	$191,161
Interest income recognized during impairment	—	—	—	—
Cash-basis interest income recognized	—	—	—	—
The following table presents loans individually evaluated for impairment by class of loans as of June 30, 2011, December 31, 2010 and June 30, 2010 (in thousands).

	June 30, 2011			December 31, 2010			June 30, 2010
			Allowance			Allowance			Allowance
	Unpaid		for Loan	Unpaid		for Loan	Unpaid		for Loan
	Principal	Recorded	Losses	Principal	Recorded	Losses	Principal	Recorded	Losses
	Balance	Investment	Allocated	Balance	Investment	Allocated	Balance	Investment	Allocated
With no related allowance recorded:
Commercial (secured by real estate)	$19,653	$13,572	$—	$60,238	$39,588	$—	$63,663	$48,018	$—
Commercial construction	—	—	—	33,898	20,311	—	21,563	11,810	—
Commercial (commercial and industrial)	—	—	—	10,115	5,874	—	9,212	7,172	—

Total commercial	19,653	13,572	—	104,251	65,773	—	94,438	67,000	—
Residential construction	27,441	12,611	—	59,502	34,597	—	128,082	62,595	—
Residential mortgage	10,006	6,608	—	21,528	14,968	—	28,026	20,488	—
Consumer installment	—	—	—	—	—	—	—	—	—

Total with no related allowance recorded	57,100	32,791	—	185,281	115,338	—	250,546	150,083	—

With an allowance recorded:
Commercial (secured by real estate)	1,398	1,208	78	2,230	2,230	268	—	—	—
Commercial construction	1,441	1,015	450	—	—	—	5,146	5,107	203
Commercial (commercial and industrial)	—	—	—	—	—	—	737	737	30

Total commercial	2,839	2,223	528	2,230	2,230	268	5,883	5,844	233
Residential construction	—	—	—	14,480	4,908	644	3,197	3,027	685
Residential mortgage	639	639	639	500	500	137	3,618	3,618	222
Consumer installment	—	—	—	—	—	—	—		—

Total with an allowance recorded	3,478	2,862	1,167	17,210	7,638	1,049	12,698	12,489	1,140

Total	$60,578	$35,653	$1,167	$202,491	$122,976	$1,049	$263,244	$162,572	$1,140

There were no loans more than 90 days past due and still accruing interest at June 30, 2011, December 31, 2010 or June 30, 2010. Nonaccrual loans at June 30, 2011, December 31, 2010 and June 30, 2010 were $71.1 million, $179 million and $224 million, respectively. Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually evaluated impaired loans with larger balances.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The following table presents the recorded investment (unpaid principal less amounts charged-off) in nonaccrual loans by loan class as of June 30, 2011, December 31, 2010 and June 30, 2010 (in thousands).

	Nonaccrual Loans
	June 30,	December 31,	June 30,
	2011	2010	2010

Commercial (secured by real estate)	$17,764	$44,927	$56,013
Commercial construction	2,782	21,374	17,872
Commercial (commercial and industrial)	1,998	5,611	7,245

Total commercial	22,544	71,912	81,130
Residential construction	22,643	54,505	88,375
Residential mortgage	24,809	51,083	53,175
Consumer installment	1,069	1,594	1,655

Total	$71,065	$179,094	$224,335

Balance as a percentage of unpaid principal	64.5%	67.2%	69.4%
The following table presents the aging of the recorded investment in past due loans as of June 30, 2011, December 31, 2010 and June 30, 2010 by class of loans (in thousands).

			Greater
			Than 90
	30 - 59 Days	60 - 89 Days	Days Past	Total Past	Loans Not
As of June 30, 2011	Past Due	Past Due	Due	Due	Past Due	Total

Commercial (secured by real estate)	$6,990	$2,001	$11,605	$20,596	$1,721,158	$1,741,754
Commercial construction	930	651	1,985	3,566	191,624	195,190
Commercial (commercial and industrial)	1,496	624	809	2,929	425,129	428,058

Total commercial	9,416	3,276	14,399	27,091	2,337,911	2,365,002
Residential construction	2,942	2,242	15,774	20,958	480,951	501,909
Residential mortgage	13,788	3,594	12,678	30,060	1,147,166	1,177,226
Consumer installment	1,234	353	273	1,860	117,450	119,310

Total loans	$27,380	$9,465	$43,124	$79,969	$4,083,478	$4,163,447

As of December 31, 2010
Commercial (secured by real estate)	$10,697	$3,672	$19,457	$33,826	$1,727,598	$1,761,424
Commercial construction	4,616	2,917	9,189	16,722	279,860	296,582
Commercial (commercial and industrial)	2,016	2,620	3,092	7,728	433,790	441,518

Total commercial	17,329	9,209	31,738	58,276	2,441,248	2,499,524
Residential construction	13,599	5,158	34,673	53,430	641,736	695,166
Residential mortgage	24,375	7,780	38,209	70,364	1,208,416	1,278,780
Consumer installment	2,104	462	808	3,374	127,282	130,656

Total loans	$57,407	$22,609	$105,428	$185,444	$4,418,682	$4,604,126

As of June 30, 2010
Commercial (secured by real estate)	$18,192	$8,636	$36,010	$62,838	$1,717,304	$1,780,142
Commercial construction	10,563	1,307	10,451	22,321	319,819	342,140
Commercial (commercial and industrial)	4,175	1,668	3,775	9,618	431,479	441,097

Total commercial	32,930	11,611	50,236	94,777	2,468,602	2,563,379
Residential construction	33,499	10,224	48,302	92,025	727,905	819,930
Residential mortgage	28,905	7,707	40,271	76,883	1,278,699	1,355,582
Consumer installment	2,776	618	754	4,148	129,991	134,139

Total loans	$98,110	$30,160	$139,563	$267,833	$4,605,197	$4,873,030

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
There were no specific reserves established for loans considered to be troubled debt restructurings at June 30, 2011 and June 30, 2010. As of December 31, 2010, $173,000 of specific reserves were allocated to customers whose loan terms have been modified in troubled debt restructurings. United committed to lend additional amounts totaling up to $396,000, $1.17 million, and $1.19 million as of June 30, 2011 and December 31, 2010, and June 30, 2010 respectively, to customers with outstanding loans that are classified as troubled debt restructurings.
The following table presents additional information on troubled debt restructurings including the number of loan contracts restructured and the pre and post modification recorded investment. Also included in the table are the number of contracts and the recorded investment for those trouble debt restructurings that have subsequently defaulted (dollars in thousands).

		Pre-	Post-	Troubled Debt
		Modification	Modification	Restructurings That Have
		Outstanding	Outstanding	Subsequently Defaulted
	Number of	Recorded	Recorded	Number of	Recorded
	Contracts	Investment	Investment	Contracts	Investment
As of June 30, 2011

Commercial (secured by real estate)	31	$24,946	$21,998	4	$1,580
Commercial construction	5	9,477	9,477	—	—
Commercial (commercial and industrial)	5	156	156	—	—

Total commercial	41	34,579	31,631	4	1,580
Residential construction	46	11,741	10,718	4	763
Residential mortgage	29	3,937	3,784	2	155
Consumer installment	6	111	111	—	—

Total loans	122	$50,368	$46,244	10	$2,498

As of December 31, 2010

Commercial (secured by real estate)	41	$40,649	$36,759	3	$1,402
Commercial construction	16	37,980	37,067	2	1,083
Commercial (commercial and industrial)	7	645	364	1	7

Total commercial	64	79,274	74,190	6	2,492
Residential construction	63	22,012	20,782	11	2,028
Residential mortgage	43	6,574	6,285	4	324
Consumer installment	7	124	124	—	—

Total loans	177	$107,984	$101,381	21	$4,844

As of June 30, 2010

Commercial (secured by real estate)	44	$34,629	$32,986	1	$103
Commercial construction	8	18,437	18,402	—	—
Commercial (commercial and industrial)	7	265	265	—	—

Total commercial	59	53,331	51,653	1	103
Residential construction	44	20,234	18,758	7	1,478
Residential mortgage	33	6,980	6,518	2	639
Consumer installment	5	987	987	—

Total loans	141	$81,532	$77,916	10	$2,220

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
Loss. Loans categorized as Loss have the same characteristics as Doubtful however probability of loss is certain. Loans classified as Loss are generally charged-off.
Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Loans listed as not rated are generally deposit account overdrafts that have not been assigned a grade.
As of June 30, 2011, December 31, 2010 and June 30, 2010, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands).

				Doubtful /
	Pass	Watch	Substandard	Loss	Not Rated	Total
As of June 30, 2011

Commercial (secured by real estate)	$1,508,284	$98,175	$135,295	$—	$—	$1,741,754
Commercial construction	143,609	17,452	34,129	—	—	195,190
Commercial (commercial and industrial)	404,704	3,682	18,647	—	1,025	428,058

Total commercial	2,056,597	119,309	188,071	—	1,025	2,365,002
Residential construction	353,769	51,223	96,917	—	—	501,909
Residential mortgage	1,046,255	35,775	95,196	—	—	1,177,226
Consumer installment	114,718	608	3,984	—	—	119,310

Total loans	$3,571,339	$206,915	$384,168	$—	$1,025	$4,163,447

As of December 31, 2010

Commercial (secured by real estate)	$1,476,974	$82,762	$201,688	$—	$—	$1,761,424
Commercial construction	174,049	10,413	112,120	—	—	296,582
Commercial (commercial and industrial)	402,969	15,153	22,379	—	1,017	441,518

Total commercial	2,053,992	108,328	336,187	—	1,017	2,499,524
Residential construction	398,926	82,973	213,267	—	—	695,166
Residential mortgage	1,103,487	38,378	136,915	—	—	1,278,780
Consumer installment	125,134	650	4,872	—	—	130,656

Total loans	$3,681,539	$230,329	$691,241	$—	$1,017	$4,604,126

As of June 30, 2010

Commercial (secured by real estate)	$1,500,246	$83,078	$196,818	$—	$—	$1,780,142
Commercial construction	210,471	35,360	96,309	—	—	342,140
Commercial (commercial and industrial)	402,795	7,858	29,285	—	1,159	441,097

Total commercial	2,113,512	126,296	322,412	—	1,159	2,563,379
Residential construction	485,047	97,208	237,675	—	—	819,930
Residential mortgage	1,173,580	49,337	132,665	—	—	1,355,582
Consumer installment	127,717	410	6,008	4	—	134,139

Total loans	$3,899,856	$273,251	$698,760	$4	$1,159	$4,873,030

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 6 — Foreclosed Property
Major classifications of foreclosed properties at June 30, 2011, December 31, 2010 and June 30, 2010 are summarized as follows (in thousands).

	June 30,	December 31,	June 30,
	2011	2010	2010

Commercial (secured by real estate)	$11,944	$25,893	$14,390
Commercial construction	6,764	17,808	11,699

Total commercial	18,708	43,701	26,089
Residential construction	47,916	91,385	80,327
Residential mortgage	11,346	23,687	26,066

Total foreclosed property	77,970	158,773	132,482
Less valuation allowance	30,386	16,565	8,572

Foreclosed property, net	$47,584	$142,208	$123,910

Balance as a percentage of original loan unpaid principal	32.6%	64.4%	71.9%
Activity in the valuation allowance for foreclosed property is presented in the following table (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Balance at beginning of year	$53,023	$9,992	$16,565	$7,433
Additions charged to expense	3,118	6,094	51,703	10,673
Direct write downs	(25,755)	(7,514)	(37,882)	(9,534)

Balance at end of period	$30,386	$8,572	$30,386	$8,572

Expenses related to foreclosed assets include (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net (gain) loss on sales	$(3,218)	$5,098	$8,802	$8,616
Provision for unrealized losses	3,118	6,094	51,703	10,673
Operating expenses, net of rental income	1,991	3,348	6,285	6,064

Total foreclosed property expense	$1,891	$14,540	$66,790	$25,353

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 7 — Earnings Per Share
United is required to report on the face of the statement of operations, earnings (loss) per common share with and without the dilutive effects of potential common stock issuances from instruments such as options, convertible securities and warrants. Basic earnings per common share is based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per common share. During the three and six months ended June 30, 2011 and 2010, United accrued dividends on preferred stock, including accretion of discounts, as shown in the following table (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Series A — 6% fixed	$4	$4	$7	$7
Series B — 5% fixed until December 6, 2013, 9% thereafter	2,598	2,573	5,200	5,142
Series D — LIBOR plus 9.6875%, resets quarterly	414	—	587	—

Total preferred stock dividends	$3,016	$2,577	$5,794	$5,149

All preferred stock dividends are payable quarterly.
Series B preferred stock was issued at a discount. Dividend amounts shown include discount accretion for each period.
There is no dilution from potentially dilutive securities for the six months ended June 30, 2011 and the three and six months ended June 30, 2010, due to the antidilutive effect of the net loss for those periods.
The following table sets forth the computation of basic and diluted loss per share for the three and six months ended June 30, 2011 and 2010 (in thousands, except per share data).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net loss available to common shareholders	$4,601	$(62,109)	$(140,663)	$(97,974)

Weighted average shares outstanding:
Basic	25,427	18,905	21,965	18,891
Effect of dilutive securities
Convertible securities	32,116	—	—	—
Stock options	—	—	—	—
Warrants	—	—	—	—

Diluted	57,543	18,905	21,965	18,891

Loss per common share:
Basic	$.18	$(3.29)	$(6.40)	$(5.19)

Diluted	$.08	$(3.29)	$(6.40)	$(5.19)

At June 30, 2011, United had a number of potentially dilutive securities outstanding including a warrant to purchase 219,909 common shares at $61.40 per share issued to the U.S. Treasury in connection with the issuance of United’s Series B preferred stock; 129,670 shares issuable upon exercise of warrants attached to trust preferred securities with an exercise price of $100 per share; 606,112 shares issuable upon exercise of stock options granted to employees with a weighted average exercise price of $96.11; 390,947 shares issuable upon completion of vesting of restricted stock awards; 1,411,765 shares issuable upon exercise of warrants exercisable at $21.25 per share granted to Fletcher International in connection with a 2010 asset purchase and sale agreement; 2,476,191 shares issuable upon conversion of preferred stock if Fletcher International exercises its option to purchase $65 million in convertible preferred stock, convertible at $26.25 per share; 1,162,791 shares issuable upon exercise of warrants, exercisable at $30.10 per share to be granted to Fletcher International upon exercise of its option to acquire preferred stock; and 1,551,126 shares issuable upon exercise of warrants owned by Elm Ridge Off Shore Fund and Elm Ridge Value Fund, exercisable at $12.50 per share.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
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
The table below presents the fair value of United’s derivative financial instruments as well as their classification on the consolidated balance sheet as of June 30, 2011, December 31, 2010 and June 30, 2010.
Derivatives designated as hedging instruments under ASC 815 Hedge Accounting (in thousands).

		Fair Value
Interest Rate	Balance Sheet	June 30,	December 31,	June 30,
Products	Location	2011	2010	2010

Asset derivatives	Other assets	$—	$—	$1,167

As of June 30, 2011, December 31, 2010 and June 30, 2010, United did not have any derivatives in a net liability position.
Cash Flow Hedges of Interest Rate Risk
United’s objectives in using interest rate derivatives are to add stability to net interest revenue and to manage its exposure to interest rate movements. To accomplish this objective, United primarily uses interest rate swaps as part of its interest rate risk management strategy. For United’s variable-rate loans, interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for United making variable-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate floors designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates fall below the strike rate on the contract in exchange for an up front premium. United had no active derivative contracts outstanding at June 30, 2011 or December 31, 2010 that were designated as cash flow hedges of interest rate risk.
The effective portion of changes in the fair value of derivatives designated, and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2010, such derivatives were used to hedge the variable cash flows associated with existing prime-based, variable-rate loans. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and six months ended June 30, 2011, $2.81 million and $4.11 million, respectively, in hedge ineffectiveness was recognized in other fee revenue. During the three and six months ended June 30, 2010, $120,000 and $642,000, respectively, in hedge ineffectiveness was recognized in other fee revenue.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest revenue as interest payments are received on United’s prime-based, variable-rate loans. At June 30, 2011, the amount included in other comprehensive income represents deferred gains from terminated cash flow hedges where the forecasted hedging transaction is expected to remain effective over the remaining unexpired term of the original contract. Such gains are being deferred and recognized over the remaining life of the contract on a straight line basis. During the three and six months ended June 30, 2011, United accelerated the reclassification of $2.81 million and $4.11 million, respectively, in gains from terminated positions as a result of forecasted transactions becoming probable not to occur. During the next twelve months, United estimates that an additional $7.24 million of the deferred gains on terminated cash flow hedging positions will be reclassified as an increase to interest revenue.
Fair Value Hedges of Interest Rate Risk
United is exposed to changes in the fair value of certain of its fixed rate obligations due to changes in LIBOR, a benchmark interest rate. United uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the benchmark interest rate. Interest rate swaps designated as fair value hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for United making variable rate payments over the life of the agreements without the exchange of the underlying notional amount. As of June 30, 2011 and December 31, 2010, United had no active derivatives designated as fair value hedges of interest rate risk.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. United includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related derivatives. During the three and six months ended June 30, 2011 and 2010, United recognized net gains of $119,000 and $207,000, respectively, related to ineffectiveness of the fair value hedging relationships. United also recognized a net reduction of interest expense of $1.38 million for the three months ended June 30, 2010 related to United’s fair value hedges, which includes net settlements on the derivatives. For the six months ended June 30, 2010, United recognized a net reduction of interest expense of $3.16 million, related to United’s fair value hedges. There were no active fair value hedges during the first six months of 2011.
Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement
The tables below present the effect of United’s derivative financial instruments on the consolidated statement of operations for the three and six months ended June 30, 2011 and 2010.
Derivatives in Fair Value Hedging Relationships (in thousands).

Location of Gain (Loss)	Amount of Gain (Loss) Recognized in		Amount of Gain (Loss) Recognized in
Recognized in Income	Income on Derivative		Income on Hedged Item
on Derivative	2011	2010	2011	2010

Three Months Ended June 30,
Other fee revenue	$—	$(1,397)	$—	$1,516

Six Months Ended June 30,
Other fee revenue	$—	$(2,592)	$—	$2,799

Derivatives in Cash Flow Hedging Relationships (in thousands).

	Amount of Gain (Loss)
	Recognized in Other
	Comprehensive Income on		Gain (Loss) Reclassified from Accumulated Other
	Derivative (Effective Portion)		Comprehensive Income into Income (Effective Portion)
	2011	2010	Location	2011	2010

Three Months Ended June 30,
			Interest revenue	$2,589	$4,922
			Other income	2,809	120

Interest rate products	$—	$840	Total	$5,398	$5,042

Six Months Ended June 30,
			Interest revenue	$5,512	$10,934
			Other income	4,112	643

Interest rate products	$—	$2,314	Total	$9,624	$11,577

Credit-risk-related Contingent Features
United manages its credit exposure on derivatives transactions by entering into a bi-lateral credit support agreement with each counterparty. The credit support agreements require collateralization of exposures beyond specified minimum threshold amounts. The details of these agreements, including the minimum thresholds, vary by counterparty. At June 30, 2011, United had no active derivative positions and therefore no credit support agreements remained in effect.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 9 — Stock-Based Compensation
United has an equity compensation plan that allows for grants of incentive stock options, nonqualified stock options, restricted stock awards (also referred to as “nonvested stock” awards), stock awards, performance share awards or stock appreciation rights. Options granted under the plan can have an exercise price no less than the fair market value of the underlying stock at the date of grant. The general terms of the plan include a vesting period (usually four years) with an exercisable period not to exceed ten years. Certain option and restricted stock awards provide for accelerated vesting if there is a change in control (as defined in the plan). As of June 30, 2011, 336,700 additional awards could be granted under the plan, subject to shareholder approval of a 400,000 increase in shares available under the plan. Through June 30, 2011, incentive stock options, nonqualified stock options, restricted stock awards and units and base salary stock grants had been granted under the plan.
The following table shows stock option activity for the first six months of 2011.

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average Exercise	Contractual	Intrinisic
Options	Shares	Price	Term (Years)	Value ($000)

Outstanding at December 31, 2010	678,313	$92.99
Forfeited	(6,527)	42.59
Expired	(65,674)	69.26

Outstanding at June 30, 2011	606,112	96.11	4.4	$—

Exercisable at June 30, 2011	548,453	100.77	4.0	—

No options were granted during the first six months of 2011. The fair value of each option is estimated on the date of grant using the Black-Scholes model. Because United’s option plan has not been in place long enough to gather sufficient information about exercise patterns to establish an expected life, United uses the formula provided by the SEC in Staff Accounting Bulletin (“SAB”) No. 107 to determine the expected life of options.
The weighted average assumptions used to determine the fair value of stock options are presented in the table below.

	Six Months Ended
	June 30,
	2011	2010

Expected volatility	NA	55.00%
Expected dividend yield	NA	0.00%
Expected life (in years)	NA	6.14
Risk-free rate	NA	3.19%
For 2010, expected volatility was determined using United’s historical monthly volatility for over a period of 25 quarters ending December 31, 2009. Compensation expense relating to stock options of $465,000 and $1.1 million was included in earnings for the six months ended June 30, 2011 and 2010, respectively. Deferred tax benefits of $181,000 and $430,000, respectively, were included in the determination of income tax benefit for the six month periods ended June 30, 2011 and 2010. The amount of compensation expense for both periods was determined based on the fair value of the options at the time of grant, multiplied by the number of options granted that are expected to vest, which was then amortized over the vesting period. The forfeiture rate for options is estimated to be approximately 3% per year. No options were exercised during the first six months of 2011 or 2010.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The table below presents the activity in restricted stock awards for the first six months of 2011.

		Weighted-
		Average Grant-
Restricted Stock	Shares	Date Fair Value

Outstanding at December 31, 2010	23,214	$59.67
Granted	375,532	10.25
Vested	(7,799)	51.86

Outstanding at June 30, 2011	390,947	12.35

Compensation expense for restricted stock is based on the fair value of restricted stock awards at the time of grant, which is equal to the value of United’s common stock on the date of grant. The value of restricted stock grants that are expected to vest is amortized into expense over the vesting period. For the six months ended June 30, 2011 and 2010, compensation expense of $293,000 and $325,000, respectively, was recognized related to restricted stock awards. The total intrinsic value of the restricted stock was $4.12 million at June 30, 2011.
As of June 30, 2011, there was $5.18 million of unrecognized compensation cost related to non-vested stock options and restricted stock awards granted under the plan. That cost is expected to be recognized over a weighted-average period of 2.51 years. The aggregate grant date fair value of options and restricted stock awards that vested during the six months ended June 30, 2011, was $1.99 million.
Note 10 — Common and Preferred Stock Issued / Common Stock Issuable
United sponsors a Dividend Reinvestment and Share Purchase Plan (“DRIP”) that allows participants who already own United’s common stock to purchase additional shares directly from the company. The DRIP also allows participants to automatically reinvest their quarterly dividends in additional shares of common stock without a commission. United’s 401(k) retirement plan regularly purchases shares of United’s common stock directly from United. In addition, United has an Employee Stock Purchase Program (“ESPP”) that allows eligible employees to purchase shares of common stock at a 5% discount, with no commission charges. For the six months ended June 30, 2011 and 2010, United issued 78,584 and 41,818 shares, respectively, and increased capital by $744,000 and $940,000, respectively, through these programs. The DRIP program has been suspended until 2012 when United expects to regain its S-3 filing status.
United offers its common stock as an investment option in its deferred compensation plan. The common stock component of the deferred compensation plan is accounted for as an equity instrument and is reflected in the consolidated financial statements as common stock issuable. At June 30, 2011 and 2010, 83,575 and 56,954 shares, respectively, were issuable under the deferred compensation plan.
On February 22, 2011, United entered into a share exchange agreement (the “Share Exchange Agreement”) with Elm Ridge Offshore Master Fund, Ltd. and Elm Ridge Value Partners, L.P. (collectively referred to as “Elm Ridge Parties”). Under the Share Exchange Agreement, the Elm Ridge Parties agreed to transfer to the Company 1,551,126 shares of the Company’s common stock in exchange for 16,613 shares of the Company’s cumulative perpetual preferred stock, Series D, and warrants to purchase 1,551,126 common shares with an exercise price of $12.50 per share that expires on August 22, 2013. This exchange transaction did not result in a net increase or decrease to total shareholder’s equity for the six months ended June 30, 2011.
During the first quarter of 2011, United entered into investment agreements (the “Investment Agreements”) with Corsair Georgia, L.P. (“Corsair”) and a group of institutional investors (the “Additional Investors”). United issued 3,467,699 of the Company’s common stock for $9.50 per share, 195,872 shares of mandatorily convertible cumulative non-voting perpetual preferred stock, Series F (the “Series F Preferred Stock”), and 151,185 shares of mandatorily convertible cumulative non-voting perpetual preferred stock, Series G (the “Series G Preferred Stock”). Under the terms of the Investment Agreements and following receipt of required shareholder approvals which were received on June 16, 2011, at United’s annual shareholders’ meeting, the Series F Preferred Stock converted into 20,618,090 shares of voting common stock and the Series G Preferred Stock converted into 15,914,209 shares of non-voting common stock. This private placement transaction resulted in an increase to shareholders’ equity of $362 million, net of $18.4 million in issuance costs. Following conversion of the convertible preferred stock, Corsair owned approximately 22.5% of United’s total outstanding common stock. The Additional Investors owned approximately 47.2% of United’s outstanding common stock.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 11 — Reclassifications and Reverse Stock Split
Certain 2010 amounts have been reclassified to conform to the 2011 presentation. On June 17, 2011, United completed a 1-for-5 reverse stock split, whereby each 5 shares of United’s common stock was reclassified into one share of common stock, and each 5 shares of United’s non-voting common stock was reclassified into one share of non-voting common stock. All share and per share amounts for all periods presented have been adjusted to reflect the reverse split as though it had occurred prior to the earliest period presented.
Note 12 — Discontinued Operations
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
Note 13 — Transaction with Fletcher International
On April 1, 2010, United entered into a securities purchase agreement with Fletcher International, Ltd. and the Bank entered into an asset purchase and sale agreement with Fletcher International, Inc. and certain affiliates thereof. Under the terms of the agreements, the Bank sold $103 million in nonperforming commercial and residential mortgage loans and foreclosed properties to Fletcher’s affiliates with a nominal aggregate sales price equal to the Bank’s carrying amount. The nonperforming assets sale transaction closed on April 30, 2010. The consideration for the sale consisted of $20.6 million in cash and a loan for $82.4 million. Fletcher formed six affiliated LLCs to purchase the nonperforming assets from United. A separate loan was made to each of the affiliated LLCs with the assets of each LLC cross pledged as collateral to each of the six loans. The loans each have a five year term with principal and interest payments required according to a 20-year amortization table. Interest accrues at a fixed rate of 3.5%. Additional principal payments are required prior to the release of properties serving as collateral for the loans as those properties are sold. The loans have paid according to their contractual terms since their inception.
As part of the agreement, Fletcher received a warrant to acquire 1,411,765 shares of United’s common stock at a price of $21.25 per share. The warrant has a nine year term and expires on May 26, 2019. To date, the warrant has not been exercised. In accordance with the terms of the securities purchase agreement, Fletcher has the right during the next two years to purchase up to $65 million in United’s Series C Convertible Preferred Stock. The Series C Convertible Preferred Stock pays a dividend equal to the lesser of 8% or LIBOR plus 4%. The Series C Convertible Preferred Stock is convertible by Fletcher into common stock at $26.25 per share (2,476,191 shares). If Fletcher had not purchased all of the Series C Convertible Preferred Stock by May 31, 2011, it was required to pay United 5% of the commitment amount not purchased by such date, and it must pay United an additional 5% of the commitment amount not purchased by May 31, 2012. Fletcher has paid United $3.25 million as it had not purchased the Series C Convertible Preferred Stock as of May 31, 2011. The payment was recorded directly in shareholders’ equity, net of applicable income tax effects. Fletcher will receive an additional warrant to purchase $35 million in common stock at $30.10 per share (1,162,791 shares) when it purchases the last $35 million of Series C Convertible Preferred Stock. All of the warrants settle on a cashless exercise basis and the net shares to be delivered upon cashless exercise will be less than what would have been issuable if the warrant had been exercised for cash.
All of the components of the transaction, including all equity instruments issued under the securities purchase agreement and the notes receivable received as consideration from the sale of nonperforming assets were recorded at fair value. Because the value of the equity instruments and assets exchanged in the transaction exceeded the value of the cash and notes receivable received, United recorded a loss of $45.3 million on the transaction with Fletcher in the second quarter of 2010.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The table below presents a summary of the assets and equity instruments transferred and received at their respective fair values ($ in thousands, except per share amounts).

		Fair Value	Fair
	Valuation Approach	Heirarchy	Value
Warrants Issued / Assets Transferred to Fletcher at Fair Value:
Warrant to purchase $30 million in common stock at $21.25 per share	Black-Scholes	Level 3	$17,577
Option to purchase convertible preferred stock and warrant	Monte-Carlo Simulation	Level 3	22,236

Fair value of equity instruments recognized in capital surplus			39,813

Foreclosed properties transferred under Asset Purchase Agreement	Appraised Value	Level 2	33,434
Nonperforming loans transferred under Asset Purchase Agreement	Collateral Appraised Value	Level 2	69,655

Total nonperforming assets transferred			103,089
Total value of assets and equity instruments transferred			142,902

Less — Cash and Notes Receivable Received in Exchange at Fair Value:
Cash down payment received from asset sale	NA	NA	20,618
Notes receivable (par value $82,471, net of $4,531 discount)	Discounted Cash Flows	Level 3	77,940

Total value of cash and notes receivable received			98,558

Fair value of assets and equity instruments transferred in excess of cash and notes received			44,344
Transaction fees			1,005

Loss recognized on Fletcher transaction			$45,349

The $17.6 million value of the warrant to purchase $30 million in common stock was determined as of April 1, 2010, the date the terms were agreed to. The following modeling assumptions were used: dividend yield — 0%; risk-free interest rate — 3.89%; current stock price — $23.85; term — 9 years; and volatility — 33%. Although most of the modeling assumptions were based on observable data, because of the subjectivity involved in estimating expected volatility, the valuation is considered Level 3.
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
The $103 million of nonperforming assets sold were transferred at United’s carrying amount which had previously been written down to appraised value. Because the appraisals were based on sales of similar assets (observable data), the valuation is considered to be Level 2.
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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 14 — Assets and Liabilities Measured at Fair Value
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The table below presents United’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2011, December 31, 2010 and June, 2010, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands).

June 30, 2011	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale:
U.S. Government agencies	$—	$77,477	$—	$77,477
State and political subdivisions	—	26,772	—	26,772
Mortgage-backed securities	—	1,588,489	4,129	1,592,618
Other	—	119,396	350	119,746
Deferred compensation plan assets	3,025	—	—	3,025

Total	$3,025	$1,812,134	$4,479	$1,819,638

Liabilities
Deferred compensation plan liability	$3,025	$—	$—	$3,025

Total liabilities	$3,025	$—	$—	$3,025

December 31, 2010	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale:
U.S. Government agencies	$—	$98,480	$—	$98,480
State and political subdivisions	—	28,442	—	28,442
Mortgage-backed securities	—	986,074	4,934	991,008
Other	—	106,137	350	106,487
Deferred compensation plan assets	3,252	—	—	3,252

Total	$3,252	$1,219,133	$5,284	$1,227,669

Liabilities
Deferred compensation plan liability	$3,252	$—	$—	$3,252

Total liabilities	$3,252	$—	$—	$3,252

June 30, 2010	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale:
U.S. Government agencies	$—	$179,172	$38,523	$217,695
State and political subdivisions	—	33,985	—	33,985
Mortgage-backed securities	—	884,514	16,254	900,768
Other	—	12,278	1,050	13,328
Deferred compensation plan assets	2,701	—	—	2,701
Derivative financial instruments	—	1,167	—	1,167

Total	$2,701	$1,111,116	$55,827	$1,169,644

Liabilities
Deferred compensation plan liability	$2,701	$—	$—	$2,701

Total liabilities	$2,701	$—	$—	$2,701

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The following table shows a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs that are classified as Level 3 values (in thousands).

Securities
Available for Sale
Balance at December 31, 2010	$5,284
Amounts included in earnings	(13)
Paydowns	(792)

Balance at June 30, 2011	$4,479

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
United may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. The table below presents United’s assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2011, December 31, 2010 and June 30, 2010, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands).

	Level 1	Level 2	Level 3	Total
June 30, 2011
Assets
Loans	$—	$—	$27,810	$27,810
Foreclosed properties	—	—	41,922	41,922

Total	$—	$—	$69,732	$69,732

December 31, 2010
Assets
Loans	$—	$—	$106,904	$106,904
Foreclosed properties	—	—	85,072	85,072

Total	$—	$—	$191,976	$191,976

June 30, 2010
Assets
Loans	$—	$—	$140,807	$140,807
Foreclosed properties	—	—	70,686	70,686

Total	$—	$—	$211,493	$211,493

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
The short maturity of United’s assets and liabilities results in having a significant number of financial instruments whose fair value equals or closely approximates carrying value. Such financial instruments are reported in the following balance sheet captions: cash and cash equivalents, mortgage loans held for sale, federal funds purchased, repurchase agreements and other short-term borrowings. The fair value of securities available for sale equals the balance sheet value. As of June 30, 2010 the fair value of interest rate contracts used for balance sheet management was an asset of approximately $1.17 million. United did not have any active derivative contracts outstanding at June 30, 2011 or December 31, 2010.

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
The carrying amount and fair values for other financial instruments that are not measured at fair value in United’s balance sheet at June 30, 2011, December 31, 2010, and June 30, 2010 are as follows (in thousands).

	June 30, 2011		December 31, 2010		June 30, 2010
	Carrying		Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value
Assets:
Securities held to maturity	$371,578	$379,231	$265,807	$267,988	$322,148	$327,497
Loans, net	4,035,809	3,889,669	4,429,431	4,196,142	4,698,919	4,407,376

Liabilities:
Deposits	6,183,215	6,174,117	6,469,172	6,481,867	6,329,512	6,350,449
Federal Home Loan Bank advances	40,625	43,763	55,125	59,498	104,138	110,964
Long-term debt	150,186	140,771	150,146	93,536	150,106	122,949
Note 15 — Bulk Sale of Loans
On April 18, 2011, United completed the bulk sale of $80.6 million of loans that were reported as held for sale at March 31, 2011. The proceeds from the bulk sale were $87.9 million which resulted in a reduction of charge-offs in the second quarter of 2011.

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
Our businesses and operations are and will be subject to a variety of risks, uncertainties and other factors. Consequently, actual results and experience may materially differ from those contained in any forward-looking statements. Such risks, uncertainties and other factors that could cause actual results and experience to differ from those projected include, but are not limited to, the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2010, as well as the following:
•	our ability to maintain profitability;
•	our ability to fully realize our deferred tax asset balances, including net operating loss carryforwards;
•	the condition of the banking system and financial markets;
•	the results of our most recent internal credit stress test may not accurately predict the impact on our financial condition if the economy was to continue to deteriorate;
•	our ability to raise capital as may be necessary;
•	our ability to maintain liquidity or access other sources of funding;
•	changes in the cost and availability of funding;
•	the success of the local economies in which we operate;
•	our concentrations of residential and commercial construction and development loans and commercial real estate loans are subject to unique risks that could adversely affect our earnings;
•	changes in prevailing interest rates may negatively affect our net income and the value of our assets;
•	the accounting and reporting policies of United;
•	if our allowance for loan losses is not sufficient to cover actual loan losses;
•	we may be subject to losses due to fraudulent and negligent conduct of our loan customers, third party service providers or employees;
•	competition from financial institutions and other financial service providers;
•	the United States Department of Treasury may change the terms of our Series B Preferred Stock;
•	risks with respect to future expansion and acquisitions;
•	conditions in the stock market, the public debt market and other capital markets deteriorate;
•	the impact of the Dodd-Frank Act and related regulations and other changes in financial services laws and regulations;
•	the failure of other financial institutions;
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

United is a bank holding company registered with the Federal Reserve under the Bank Holding Company Act of 1956 that was incorporated under the laws of the state of Georgia in 1987 and commenced operations in 1988. At June 30, 2011 United had total consolidated assets of $7.41 billion, total loans of $4.16 billion, excluding the loans acquired from Southern Community Bank (“SCB”) that are covered by loss sharing agreements and therefore have a different risk profile. United also had total deposits of $6.18 billion and stockholders’ equity of $860 million.
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
On June 17, 2011, United completed a 1-for-5 reverse stock split, whereby each 5 shares of United’s common stock was reclassified into one share of common stock, and each 5 shares of United’s non-voting common stock was reclassified into one share of non-voting common stock. All prior periods presented have been adjusted to reflect the reclassification.
Operating income (loss) from continuing operations and operating income (loss) from continuing operations per diluted share are non-GAAP performance measures. United’s management believes that operating performance is useful in analyzing United’s financial performance trends since it excludes items that are non-recurring in nature and therefore most of the discussion in this section will refer to operating performance measures. A reconciliation of these operating performance measures to GAAP performance measures is included in the table on page 35.
United reported net operating income from continuing operations of $7.62 million for the second quarter of 2011. This compared to a net operating loss from continuing operations of $59.5 million for the second quarter of 2010. Diluted operating income from continuing operations per common share was $.08 for the second quarter of 2011, compared to a diluted operating loss from continuing operations per common share of $3.29 for the second quarter of 2010. The loss on sale of nonperforming assets to Fletcher added approximately $1.59 per share to the diluted operating loss from continuing operations for the second quarter of 2010.
For the six months ended June 30, 2011, United reported a net operating loss from continuing operations of $135 million. This compared to a net operating loss from continuing operations of $94.0 million for the first six months of 2010, which included the $30.0 million after-tax loss from the Fletcher transaction. Net loss for the six months ended June 30, 2010, which includes discontinued operations, totaled $92.8 million. Diluted operating loss from continuing operations per common share was $6.40 for the six months ended June 30, 2011, compared with diluted operating loss from continuing operations per common share of $5.25 for the same period in 2010.
United’s operating provision for loan losses was $11.0 million for the three months ended June 30, 2011, compared to $61.5 million for the same period in 2010. Net charge-offs for the second quarter of 2011 were $16.5 million, compared to $61.3 million for the second quarter of 2010. For the six months ended June 30, 2011, United’s operating provision for loan losses was $201 million, compared to $137 million for the same period of 2010. Net charge-offs for the first six months of 2011 were $248 million, compared to $118 million for the first six months of 2010. During the first quarter of 2011, performing substandard loans with a pre-charge down carrying amount of $166 million and nonperforming loans with a pre-charge down carrying amount of $101 million were collectively written down to the expected sales proceeds of $80.6 million, in conjunction with a bulk transaction (the “Bulk Loan Sale”). United recognized net charge-offs of $186 million related to the transfer of loans to the held for sale classification in the first quarter. The Bulk Loan Sale was completed on April 18, 2011. Proceeds from the sale were greater than originally estimated, resulting in a reduction of second quarter charge-offs of $7.27 million. As of June 30, 2011, United’s allowance for loan losses was $128 million, or 3.07% of loans, compared to $174 million, or 3.57% of loans, at June 30, 2010. Nonperforming assets of $119 million, which excludes assets of SCB that are covered by loss sharing agreements with the FDIC, decreased to 1.60% of total assets at June 30, 2011, compared to 4.32% as of December 31, 2010 and 4.55% as of June 30, 2010. The decrease in this ratio was due to the execution of a plan to sell approximately $293 million in substandard and nonperforming loans, and to accelerate the disposition of approximately $142 million in foreclosed properties (the “Problem Asset Disposition Plan”) as well as a general improving trend in credit quality indicators.
Taxable equivalent net interest revenue was $58.9 million for the second quarter of 2011, compared to $61.6 million for the same period of 2010. The decrease in net interest revenue was primarily the result of a 19 basis point decrease in the net interest margin offset by a $69.3 million increase in average interest earning assets. Average loans for the quarter declined $745 million from the second quarter of 2010. Net interest margin decreased from 3.60% for the three months ended June 30, 2010 to 3.41% for the same period in 2011. For the six months ended June 30, 2011, taxable equivalent net interest revenue was $115 million, compared to $123 million for the same period of 2010. Net interest margin decreased from 3.55% for the six months ended June 30, 2010 to 3.36% for the same period in 2011. Interest reversals on performing loans that were moved to held for sale accounted for 6 basis points of the 19 basis points decrease. Over the past year, United has maintained above normal levels of liquidity. The level of excess liquidity peaked in the first six months of 2011 and lowered the margin by approximately 49 basis points in the first quarter and 76 basis points in the second quarter. In order to reduce the amount of excess liquidity, United has called its callable brokered deposits and does not plan to replace any maturing brokered deposits. Additionally, United has lowered rates on retail certificates of deposit and other deposit products which is expected to result in some balance attrition.

Operating fee revenue increased $2.33 million, or 20%, and $2.50 million, or 11% from the second quarter and first six months of 2010, respectively. The increase was primarily attributable to the acceleration of deferred gains related to the ineffectiveness of terminated cash flow hedges. This helped to offset a decline in service charges and fees, which were down $385,000 and $1.11 million, respectively, for the three and six month periods, due to regulatory changes.
For the second quarter of 2011, operating expenses of $48.7 million were down $54.9 million from the second quarter of 2010. The loss on sale of nonperforming assets in 2010 represented $45.3 million of the decrease. Lower foreclosed property costs accounted for $12.6 million of the decrease. For the six months ended June 30, 2011, operating expenses of $164 million were up $5.52 million from the same period of 2010. The increase was primarily due to an increase in foreclosed property costs, in anticipation of the Bulk Loan Sale and other accelerated asset dispositions. Foreclosed property costs were up $41.4 million from the first six months of 2010.
Recent Developments
On June 16, 2011 shareholders approved the conversion of $195.9 million of Series F and $151.2 million of Series G Mandatorily Convertible Perpetual Preferred Stock into 20,618,090 shares of United’s common stock and 15,914,209 shares of United’s non-voting common stock, respectively. The conversion occurred as of the close of business on June 20, 2011 pursuant to the March 30, 2011 private placement agreements with a group of institutional investors.
On February 22, 2011, the Company entered into a share exchange agreement with Elm Ridge Offshore Master Fund, Ltd. and Elm Ridge Value Partners, L.P. (collectively, the “Elm Ridge Parties”). Under the share exchange agreement, the Elm Ridge Parties agreed to transfer to the Company 1,551,126 shares of the Company’s common stock in exchange for 16,613 shares of the Company’s cumulative perpetual preferred stock, Series D and warrants to purchase 1,551,126 common shares. See Note 10 to the consolidated financial statements for further details of the share exchange agreement.
Also during the first quarter of 2011, the Board of Directors approved the Problem Asset Disposition Plan. Accordingly, substandard and nonperforming loans were sold by the Bank for an aggregate purchase price of approximately $87.9 million in the Bulk Loan Sale on April 18, 2011 pursuant to an asset purchase and sale agreement (the “Asset Purchase Agreement”) entered into by the Bank, CF Southeast LLC (“CF Southeast”) and CF Southeast Trust 2011-1 (“CF Trust” and together with CF Southeast, the “Purchasers”).
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
GAAP Reconciliation and Explanation
This Form 10-Q contains non-GAAP financial measures, which are performance measures determined by methods other than in accordance with GAAP. Such non-GAAP financial measures include, among others the following: operating provision for loan losses, operating fee revenue, operating revenue, operating expense, operating (loss) income from continuing operations, operating (loss) income, operating earnings (loss) from continuing operations per share, operating earnings (loss) per share, operating earnings (loss) from continuing operations per diluted share and operating earnings (loss) per diluted share. Management uses these non-GAAP financial measures because it believes they are useful for evaluating our operations and performance over periods of time, as well as in managing and evaluating our business and in discussions about our operations and performance. Management believes these non-GAAP financial measures provide users of our financial information with a meaningful measure for assessing our financial results and credit trends, as well as comparison to financial results for prior periods. These non-GAAP financial measures should not be considered as a substitute for operating results determined in accordance with GAAP and may not be comparable to other similarly titled financial measures used by other companies. A reconciliation of these operating performance measures to GAAP performance measures is included in on the table on page 35.

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
Transaction with Fletcher International
Description of Transaction
On April 1, 2010, the Bank entered into an asset purchase and sale agreement (the “Asset Purchase Agreement”) with Fletcher International Inc. (“Fletcher Inc.”) and five separate limited liability companies (“LLCs”) affiliates of Fletcher Inc. for the purpose of acquiring nonperforming assets under the Asset Purchase Agreement. United has no ownership interest in the LLCs. The asset sale transaction was completed on April 30, 2010 with the Bank transferring nonperforming commercial and residential construction loans and foreclosed properties having a carrying value of $103 million in exchange for cash of $20.6 million and notes receivable for $82.5 million.
The loans made to the LLCs in connection with their respective purchases are the same for all six loans. The loans have an initial term of five years and principal and interest payments are based on a 20-year amortization schedule. The assets in the LLCs are all cross-pledged as collateral on all six loans. Correspondingly, prepayments on the loans are required as properties are sold in order for the collateral to be released upon sale. The interest rate during the loan term is fixed at 3.50% for all loans and, accordingly, each loan was recorded at a discount as the interest rate was considered below market. At the time the LLCs were formed, they were capitalized with sufficient cash to make the required 20% down payment on the purchase and 17.5% of the purchase price in cash and securities to cover the first three years of required cash flows. According to the terms of the agreements, at least one year of estimated cash flow requirements must be held in cash. These funds are held in escrow as additional collateral on the loans and cannot be removed by Fletcher Inc. without United’s consent. The securities that can be held by the LLCs are marketable equity securities and funds managed by Fletcher affiliates. Carrying costs include debt service payments, servicing fees and other direct costs associated with holding and managing the underlying properties. Cash flow from expected sales of underlying assets (loans/foreclosed real estate) is expected to provide sufficient cash flow to service the loans beyond the first three years and through the remainder of the loan terms. While recent news articles and other sources have questioned the financial health of Fletcher and its affiliates, the loans to the LCCs have performed according to their contractual terms since inception and there have been no delinquencies to date. As a result, even though these loans represent our largest loan relationship, we consider these loans performing and have not established specific reserves related to them. Should our assessment of this loan relationship change, we would then take appropriate action.
Also on April 1, 2010, United and Fletcher International Ltd (“Fletcher Ltd”, together with Fletcher Inc. and their affiliates, “Fletcher”), entered into a securities purchase agreement (the “Securities Purchase Agreement”) pursuant to which Fletcher Ltd. agreed to purchase from United, and United agreed to issue and sell to Fletcher Ltd., 65,000 shares of United’s Series C convertible preferred stock, par value $1.00 per share (the “Convertible Preferred Stock”), at a purchase price of $1,000 per share, for an aggregate purchase price of $65 million. The Convertible Preferred Stock will bear interest at an annual rate equal to the lesser of 8% or LIBOR + 4%. If all conditions precedent to Fletcher Ltd.’s obligations to purchase the Convertible Preferred Stock have been satisfied and Fletcher Ltd. had not purchased all of the Convertible Preferred Stock by May 31, 2011, it was required to pay United 5% of the commitment amount not purchased by such date, and it must pay United an additional 5% of any commitment amount not purchased by May 31, 2012. Fletcher has paid United $3.25 million as it had not purchased the Series C Convertible Preferred Stock as of May 31, 2011. As such penalty payment is associated with Fletcher’s option to purchase preferred stock and is therefore considered an equity transaction, it was recorded as an increase to capital surplus in shareholders’ equity.
The Convertible Preferred Stock is redeemable by Fletcher Ltd. at any time into common stock or non-voting Common Stock Equivalent Junior Preferred Stock (“Junior Preferred Stock”) of United, at an equivalent price of $26.25 per share of common stock (equal to 2,476,190 shares of common stock), subject to certain adjustments. After May 26, 2015, if the closing stock price for United’s common stock is above $60.20, United has the right to require conversion and it is United’s intent to convert all of the then outstanding Convertible Preferred Stock into an equivalent amount of common stock or Junior Preferred Stock.

Concurrently with the payment of the $10 million deposit under the Asset Purchase Agreement by Fletcher, United granted a warrant to Fletcher to purchase Junior Preferred Stock. The warrant was initially equal to $15 million and was increased to $30 million upon the completion of the asset sale pursuant to the Asset Purchase Agreement. An additional $35 million warrant will be issued on a dollar for dollar basis by the aggregate dollar amount of the Convertible Preferred Stock purchased under the Securities Purchase Agreement in excess of $30 million. The $30 million warrant price is equivalent to $21.25 per common share (cash exercise equal to 1,411,765 shares of common stock). The warrant has a nine year term and expires on May 26, 2019. To date, the warrant has not been exercised. The $35 million warrant price is equivalent to $30.10 per common share (cash exercise equal to 1,162,791 shares of common stock). The warrants may only be exercised by net share settlement (cashless exercise) and are exercisable for nine years from April 1, 2010, subject to limited extension upon certain events specified in the warrant agreement. All of the warrants settle on a cashless basis and the net shares to be issued to Fletcher Ltd. upon exercise of the warrants will be less than the total shares that would have been issuable if the warrants had been exercised for cash payments.
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

		Fair Value	Fair
	Valuation Approach	Heirarchy	Value
Warrants Issued / Assets Transferred to Fletcher at Fair Value:
Warrant to purchase $30 million in common stock at $21.25 per share	Black-Scholes	Level 3	$17,577	(1)
Option to purchase convertible preferred stock and warrant	Monte-Carlo Simulation	Level 3	22,236	(2)

Fair value of equity instruments recognized in capital surplus			39,813

Foreclosed properties transferred under Asset Purchase Agreement	Appraised Value	Level 2	33,434	(3)
Nonperforming loans transferred under Asset Purchase Agreement	Collateral Appraised Value	Level 2	69,655	(3)

Total nonperforming assets transferred			103,089

Total value of assets and equity instruments transferred			142,902

Cash and Notes Receivable Received in Exchange at Fair Value:
Cash down payment received from asset sale	NA	NA	20,618
Notes receivable (par value $82,471, net of $4,531 discount)	Discounted Cash Flows	Level 3	77,940	(4)

Total value of cash and notes receivable received			98,558

Fair value of assets and equity instruments transferred in excess of cash and notes received			44,344
Transaction fees			1,005

Loss recognized on Fletcher transaction			45,349

Tax benefit			(15,367)

After tax loss			$29,982

Notes

(1)
The $17.6 million value of the $30 million warrant was determined as of April 1, 2010, the date the terms were agreed to and signed. The following modeling assumptions were used: dividend yield — 0%; risk-free interest rate — 3.89%; current stock price — $23.85; term — 9 years; and volatility — 33%. Although most of the modeling assumptions were based on observable data, because of the subjectivity involved in estimating expected volatility, the valuation is considered Level 3.

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

Table 1 — Financial Highlights
Selected Financial Information

						Second
	2011		2010			Quarter	For the Six		YTD
(in thousands, except per share	Second	First	Fourth	Third	Second	2011-2010	Months Ended		2011-2010
data; taxable equivalent)	Quarter	Quarter	Quarter	Quarter	Quarter	Change	2011	2010	Change
INCOME SUMMARY
Interest revenue	$76,931	$75,965	$81,215	$84,360	$87,699		$152,896	$177,548
Interest expense	17,985	19,573	21,083	24,346	26,072		37,558	54,642

Net interest revenue	58,946	56,392	60,132	60,014	61,627	(4)%	115,338	122,906	(6)%
Operating provision for loan losses (1)	11,000	190,000	47,750	50,500	61,500		201,000	136,500
Fee revenue (2)	13,905	11,838	12,442	12,861	11,579	20	25,743	23,245	11

Total operating revenue (1)(2)	61,851	(121,770)	24,824	22,375	11,706		(59,919)	9,651
Operating expenses (3)	48,728	115,271	64,918	64,906	58,308	(16)	163,999	113,128	45
Loss on sale of nonperforming assets	—	—	—	—	45,349		—	45,349

Operating income (loss) from continuing operations before income taxes	13,123	(237,041)	(40,094)	(42,531)	(91,951)		(223,918)	(148,826)
Operating income tax expense (benefit)	5,506	(94,555)	(16,520)	(16,706)	(32,419)		(89,049)	(54,836)

Net operating income (loss) from continuing operations (1)(2)(3)	7,617	(142,486)	(23,574)	(25,825)	(59,532)		(134,869)	(93,990)
Noncash goodwill impairment charges	—	—	—	(210,590)	—		—	—
Partial reversal of fraud loss provision, net of income tax	—	—	7,179	—	—		—	—
Loss from discontinued operations, net of income tax	—	—	—	—	—		—	(101)
Gain from sale of subsidiary, net income tax	—	—	—	—	—		—	1,266

Net income (loss)	7,617	(142,486)	(16,395)	(236,415)	(59,532)		(134,869)	(92,825)
Preferred dividends and discount accretion	3,016	2,778	2,586	2,581	2,577		5,794	5,149

Net income (loss) available to common shareholders	$4,601	$(145,264)	$(18,981)	$(238,996)	$(62,109)		$(140,663)	$(97,974)

PERFORMANCE MEASURES
Per common share:
Diluted operating income (loss) from continuing operations (1)(2)(3)	$.08	$(7.87)	$(1.38)	$(1.50)	$(3.29)		$(6.40)	$(5.25)
Diluted income (loss) from continuing operations	.08	(7.87)	(1.00)	(12.62)	(3.29)		(6.40)	(5.25)
Diluted income (loss)	.08	(7.87)	(1.00)	(12.62)	(3.29)		(6.40)	(5.19)
Book value	11.59	14.78	24.18	25.70	38.55	(70)	11.59	38.55	(70)
Tangible book value (5)	11.47	14.44	23.78	25.26	26.95	(57)	11.47	26.95	(57)

Key performance ratios:
Return on equity (4)(6)	5.34%	(147.11)%	(17.16)%	(148.04)%	(35.89)%		(76.07)%	(27.87)%
Return on assets (6)	.40	(7.61)	(.89)	(12.47)	(3.10)		(3.57)	(2.39)
Net interest margin (6)	3.41	3.30	3.58	3.57	3.60		3.36	3.55
Operating efficiency ratio from continuing operations (2)(3)	66.88	169.08	89.45	89.38	141.60		116.28	108.48
Equity to assets	11.21	8.82	8.85	11.37	11.84		10.02	11.87
Tangible equity to assets (5)	11.13	8.73	8.75	9.19	9.26		9.94	9.32
Tangible common equity to assets (5)	4.79	5.51	6.35	6.78	6.91		5.15	7.02
Tangible common equity to risk-weighted assets (5)	14.26	6.40	9.05	9.60	9.97		14.26	9.97

ASSET QUALITY *
Non-performing loans	$71,065	$83,769	$179,094	$217,766	$224,335		$71,065	$224,335
Foreclosed properties	47,584	54,378	142,208	129,964	123,910		47,584	123,910

Total non-performing assets (NPAs)	118,649	138,147	321,302	347,730	348,245		118,649	348,245
Allowance for loan losses	127,638	133,121	174,695	174,613	174,111		127,638	174,111
Operating net charge-offs (1)	16,483	231,574	47,668	49,998	61,323		248,057	117,991
Allowance for loan losses to loans	3.07%	3.17%	3.79%	3.67%	3.57%		3.07%	3.57%
Operating net charge-offs to average loans (1)(6)	1.58	20.71	4.03	4.12	4.98		11.46	4.75
NPAs to loans and foreclosed properties	2.82	3.25	6.77	7.11	6.97		2.82	6.97
NPAs to total assets	1.60	1.73	4.32	4.96	4.55		1.60	4.55

AVERAGE BALANCES ($ in millions)
Loans	$4,266	$4,599	$4,768	$4,896	$5,011	(15)	$4,432	$5,091	(13)
Investment securities	2,074	1,625	1,354	1,411	1,532	35	1,851	1,525	21
Earning assets	6,924	6,902	6,680	6,676	6,854	1	6,913	6,969	(1)
Total assets	7,624	7,595	7,338	7,522	7,704	(1)	7,609	7,825	(3)
Deposits	6,372	6,560	6,294	6,257	6,375	—	6,465	6,472	—
Shareholders’ equity	854	670	649	855	912	(6)	763	929	(18)
Common shares — basic (thousands)	25,427	18,466	18,984	18,936	18,905		21,965	18,891
Common shares — diluted (thousands)	57,543	18,466	18,984	18,936	18,905		21,965	18,891

AT PERIOD END ($ in millions)
Loans *	$4,163	$4,194	$4,604	$4,760	$4,873	(15)	$4,163	$4,873	(15)
Investment securities	2,188	1,884	1,490	1,310	1,488	47	2,188	1,488	47
Total assets	7,410	7,974	7,443	7,013	7,652	(3)	7,410	7,652	(3)
Deposits	6,183	6,598	6,469	5,999	6,330	(2)	6,183	6,330	(2)
Shareholders’ equity	860	850	636	662	904	(5)	860	904	(5)
Common shares outstanding (thousands)	57,469	20,903	18,937	18,887	18,856		57,469	18,856

(1)
Excludes the partial reversal of a previously established provision for fraud-related loan losses of $11.8 million, net of tax expense of $4.6 million in the fourth quarter of 2010. Operating charge-offs also exclude the $11.8 million related partial recovery of the previously charged off amount.

(2)	Excludes revenue generated by discontinued operations in the first quarter of 2010.

(3)	Excludes the goodwill impairment charge of $211 million in the third quarter of 2010 and expenses relating to discontinued operations in the first quarter of 2010.

(4)	Net loss available to common shareholders, which is net of preferred stock dividends, divided by average realized common equity, which excludes accumulated other comprehensive income (loss).

(5)	Excludes effect of acquisition related intangibles and associated amortization.

(6)	Annualized.

*	Excludes loans and foreclosed properties covered by loss sharing agreements with the FDIC.

Table 1 Continued — Operating Earnings to GAAP Earnings Reconciliation
Selected Financial Information

	2011		2010
(in thousands, except per share	Second	First	Fourth	Third	Second	For the Six Months Ended
data; taxable equivalent)	Quarter	Quarter	Quarter	Quarter	Quarter	2011	2010

Interest revenue reconciliation
Interest revenue — taxable equivalent	$76,931	$75,965	$81,215	$84,360	$87,699	$152,896	$177,548
Taxable equivalent adjustment	(429)	(435)	(497)	(511)	(500)	(864)	(993)

Interest revenue (GAAP)	$76,502	$75,530	$80,718	$83,849	$87,199	$152,032	$176,555

Net interest revenue reconciliation
Net interest revenue — taxable equivalent	$58,946	$56,392	$60,132	$60,014	$61,627	$115,338	$122,906
Taxable equivalent adjustment	(429)	(435)	(497)	(511)	(500)	(864)	(993)

Net interest revenue (GAAP)	$58,517	$55,957	$59,635	$59,503	$61,127	$114,474	$121,913

Provision for loan losses reconciliation
Operating provision for loan losses	$11,000	$190,000	$47,750	$50,500	$61,500	$201,000	$136,500
Partial reversal of special fraud-related provision for loan loss	—	—	(11,750)	—	—	—	—

Provision for loan losses (GAAP)	$11,000	$190,000	$36,000	$50,500	$61,500	$201,000	$136,500

Total revenue reconciliation
Total operating revenue	$61,851	$(121,770)	$24,824	$22,375	$11,706	$(59,919)	$9,651
Taxable equivalent adjustment	(429)	(435)	(497)	(511)	(500)	(864)	(993)
Partial reversal of special fraud-related provision for loan loss	—	—	11,750	—	—	—	—

Total revenue (GAAP)	$61,422	$(122,205)	$36,077	$21,864	$11,206	$(60,783)	$8,658

Expense reconciliation
Operating expense	$48,728	$115,271	$64,918	$64,906	$103,657	$163,999	$158,477
Noncash goodwill impairment charge	—	—	—	210,590	—	—	—

Operating expense (GAAP)	$48,728	$115,271	$64,918	$275,496	$103,657	$163,999	$158,477

Income (loss) from continuing operations before taxes reconciliation
Operating income (loss) from continuing operations before taxes	$13,123	$(237,041)	$(40,094)	$(42,531)	$(91,951)	$(223,918)	$(148,826)
Taxable equivalent adjustment	(429)	(435)	(497)	(511)	(500)	(864)	(993)
Noncash goodwill impairment charge	—	—	—	(210,590)	—	—	—
Partial reversal of special fraud-related provision for loan loss	—	—	11,750	—	—	—	—

Income (loss) from continuing operations before taxes (GAAP)	$12,694	$(237,476)	$(28,841)	$(253,632)	$(92,451)	$(224,782)	$(149,819)

Income tax expense (benefit) reconciliation
Operating income tax expense (benefit)	$5,506	$(94,555)	$(16,520)	$(16,706)	$(32,419)	$(89,049)	$(54,836)
Taxable equivalent adjustment	(429)	(435)	(497)	(511)	(500)	(864)	(993)
Partial reversal of special fraud-related provision for loan loss	—	—	4,571	—	—	—	—

Income tax expense (benefit) (GAAP)	$5,077	$(94,990)	$(12,446)	$(17,217)	$(32,919)	$(89,913)	$(55,829)

Diluted earnings (loss) from continuing operations per common share reconciliation
Diluted operating earnings (loss) from continuing operations per common share	$.08	$(7.87)	$(1.38)	$(1.50)	$(3.29)	$(6.40)	$(5.25)
Noncash goodwill impairment charge	—	—	—	(11.12)	—	—	—
Partial reversal of special fraud-related provision for loan loss	—	—	.38	—	—	—	—

Diluted earnings (loss) from continuing operations per common share (GAAP)	$.08	$(7.87)	$(1.00)	$(12.62)	$(3.29)	$(6.40)	$(5.25)

Book value per common share reconciliation
Tangible book value per common share	$11.47	$14.44	$23.78	$25.26	$26.95	$11.47	$26.95
Effect of goodwill and other intangibles	.12	.34	.40	.44	11.60	.12	11.60

Book value per common share (GAAP)	$11.59	$14.78	$24.18	$25.70	$38.55	$11.59	$38.55

Efficiency ratio from continuing operations reconciliation
Operating efficiency ratio from continuing operations	66.88%	169.08%	89.45%	89.38%	141.60%	116.28%	108.48%
Noncash goodwill impairment charge	—	—	—	290.00	—	—	—

Efficiency ratio from continuing operations (GAAP)	66.88%	169.08%	89.45%	379.38%	141.60%	116.28%	108.48%

Average equity to assets reconciliation
Tangible common equity to assets	4.79%	5.51%	6.35%	6.78%	6.91%	5.15%	7.02%
Effect of preferred equity	6.34	3.22	2.40	2.41	2.35	4.79	2.30

Tangible equity to assets	11.13	8.73	8.75	9.19	9.26	9.94	9.32
Effect of goodwill and other intangibles	.08	.09	.10	2.18	2.58	.08	2.55

Equity to assets (GAAP)	11.21%	8.82%	8.85%	11.37%	11.84%	10.02%	11.87%

Actual tangible common equity to risk-weighted assets reconciliation
Tangible common equity to risk-weighted assets	14.26%	6.40%	9.05%	9.60%	9.97%	14.26%	9.97%
Effect of other comprehensive income	(.65)	(.58)	(.62)	(.81)	(.87)	(.65)	(.87)
Effect of deferred tax limitation	(5.04)	(5.10)	(3.34)	(2.94)	(2.47)	(5.04)	(2.47)
Effect of trust preferred	1.14	1.12	1.06	1.06	1.03	1.14	1.03
Effect of preferred equity	4.17	5.97	3.52	3.51	3.41	4.17	3.41

Tier I capital ratio (Regulatory)	13.88%	7.81%	9.67%	10.42%	11.07%	13.88%	11.07%

Net charge-offs reconciliation
Operating net charge-offs	$16,483	$231,574	$47,668	$49,998	$61,323	$248,057	$117,991
Subsequent partial recovery of fraud-related charge-off	—	—	(11,750)	—	—	—	—

Net charge-offs (GAAP)	$16,483	$231,574	$35,918	$49,998	$61,323	$248,057	$117,991

Net charge-offs to average loans reconciliation
Operating net charge-offs to average loans	1.58%	20.71%	4.03%	4.12%	4.98%	11.46%	4.75%
Subsequent partial recovery of fraud-related charge-off	—	—	(1.00)	—	—	—	—

Net charge-offs to average loans (GAAP)	1.58%	20.71%	3.03%	4.12%	4.98%	11.46%	4.75%

Results of Operations
United reported net operating income from continuing operations of $7.62 million for the second quarter of 2011. This compared to a net operating loss from continuing operations of $59.5 million for the same period in 2010, which included an after-tax loss of $30.0 million resulting from the sale of nonperforming assets to a private equity firm. For the second quarter of 2011, diluted operating income from continuing operations per share was $.08. This compared to diluted operating loss from continuing operations per share of $3.29 for the second quarter of 2010, which included $1.59 in loss per share related to the sale of nonperforming assets. For the six months ended June 30, 2011, United reported a net operating loss from continuing operations of $135 million compared to a net operating loss from continuing operations of $94.0 million for the same period in 2010. The operating loss for the six months ended June 30, 2011 reflects the Board of Director’s decision in the first quarter to adopt the Problem Asset Disposition Plan to quickly dispose of problem assets following United’s successful Private Placement at the end of the first quarter.
Net Interest Revenue (Taxable Equivalent)
Net interest revenue (the difference between the interest earned on assets and the interest paid on deposits and borrowed funds) is the single largest component of total revenue. United actively manages this revenue source to provide optimal levels of revenue while balancing interest rate, credit and liquidity risks. Taxable equivalent net interest revenue for the three months ended June 30, 2011 was $58.9 million, down $2.68 million, or 4%, from the second quarter of 2010. The decrease in net interest revenue for the second quarter of 2011 compared to the second quarter of 2010 was mostly due to lower average loan balances. United continues its intense focus on loan and deposit pricing, in an effort to maintain a steady level of net interest revenue.
Average loans decreased $745 million, or 15%, from the second quarter of last year. The decrease in the loan portfolio was a result of the weak economy as well as the Bulk Loan Sale completed in April 2011. Loan charge-offs, foreclosure activity and management’s efforts to rebalance the loan portfolio by reducing the concentration of residential construction loans have all contributed to declining loan balances. While loan balances have declined, United continues to make new loans. During the second quarter of 2011, United funded $105 million in new loans, primarily commercial and small business loans in north Georgia, the Atlanta MSA and coastal Georgia.
Average interest-earning assets for the second quarter of 2011 increased $69.3 million, or 1%, from the same period in 2010. The decrease of $745 million in average loans was offset by increases of $542 million in the investment securities portfolio and $272 million in other interest-earning assets which is mostly made up of short-term commercial paper. Loan demand has been weak due to the poor economy and management’s efforts to reduce United’s exposure to residential construction loans. The increase in the securities portfolio and other interest-earning assets was due to purchases of floating rate mortgage-backed securities and short-term commercial paper in an effort to temporarily invest excess liquidity, including the proceeds from the new capital raised at the end of the first quarter of 2011. Average interest-bearing liabilities decreased $183 million, or 3%, from the second quarter of 2010 due to the rolling off of higher-cost brokered deposits and certificates of deposit as funding needs decreased. The average yield on interest earning assets for the three months ended June, 2011, was 4.45%, down 68 basis points from 5.13% for the same period of 2010. A significant contributing factor to the decrease in the yield on interest earning assets was due to the build-up of excess liquidity resulting in a shift in earning asset mix from loans, which generally yield a higher rate than other asset classes, to temporary investments which have relatively low yields. The change in mix more than offset an 8 basis point increase in the average loan yield from the second quarter of 2010. In light of the weak economic environment, United maintained above normal levels of liquidity by entering into brokered deposit arrangements and temporarily investing the proceeds in short-term commercial paper and floating rate mortgage-backed securities at a slightly negative spread. Following the first quarter capital transaction, management has sought to reduce liquidity levels and will continue to do so.
The average cost of interest-bearing liabilities for the second quarter of 2011 was 1.24% compared to 1.75% for the same period of 2010, reflecting the effect of falling rates on United’s floating rate liabilities and United’s ability to reduce deposit pricing. Also contributing to the overall lower rate on interest-bearing liabilities was a shift in the mix of deposits away from more expensive time deposits toward lower-rate transaction deposits. United’s shrinking balance sheet also permitted the reduction of more expensive wholesale borrowings.
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
For the three months ended June 30, 2011 and 2010, the net interest spread was 3.21% and 3.38%, respectively, while the net interest margin was 3.41% and 3.60%, respectively. The reduction in average loan balances and build-up of excess liquidity negatively impacted the margin.

For the first six months of 2011, net interest revenue was $115 million, a decrease of $7.57 million, or 6%, from the first six months of 2010. Average earning assets decreased $56.3 million, or 1%, during the first six months of 2011 compared to the same period a year earlier. The yield on earning assets decreased 68 basis points from 5.13% for the six months ended June 30, 2010 to 4.45% for the six months ended June 30, 2011 due to declining average loan balances, an increase in excess liquidity invested in short-term low rate assets, and interest reversals on performing loans classified as held for sale as part of the Bulk Loan Sale. The transfer reduced net interest margin by 6 basis points in the first six months of 2011. The cost of interest bearing liabilities over the same period decreased 53 basis points. The combined effect of the lower yield on interest-earning assets, partially offset by the lower cost of interest-bearing liabilities resulted in the net interest margin decreasing 19 basis points from the six months ended June 30, 2010 to the six months ended June 30, 2011.
The following table shows the relationship between interest revenue and expense, and the average amounts of interest-earning assets and interest-bearing liabilities for the three months ended June 30, 2011 and 2010.
Table 2 — Average Consolidated Balance Sheets and Net Interest Analysis
For the Three Months Ended June 30,

	2011			2010
	Average		Avg.	Average		Avg.
(dollars in thousands, taxable equivalent)	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (1)(2)	$4,266,211	$60,958	5.73%	$5,010,937	$70,640	5.65%
Taxable securities (3)	2,048,683	14,541	2.84	1,503,162	15,534	4.13
Tax-exempt securities (1)(3)	25,044	411	6.56	28,920	482	6.67
Federal funds sold and other interest-earning assets	583,832	1,021	.70	311,475	1,043	1.34

Total interest-earning assets	6,923,770	76,931	4.45	6,854,494	87,699	5.13

Non-interest-earning assets:
Allowance for loan losses	(139,744)			(193,998)
Cash and due from banks	119,801			100,931
Premises and equipment	178,949			181,064
Other assets (3)	540,943			761,803

Total assets	$7,623,719			$7,704,294

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW	$1,310,441	1,036	.32	$1,325,099	1,745	.53
Money market	979,432	1,499	.61	746,039	1,829	.98
Savings	195,946	64	.13	186,628	83	.18
Time less than $100,000	1,541,909	4,990	1.30	1,605,308	7,887	1.97
Time greater than $100,000	988,810	3,873	1.57	1,110,010	6,102	2.20
Brokered	473,161	2,132	1.81	642,954	3,729	2.33

Total interest-bearing deposits	5,489,699	13,594	.99	5,616,038	21,375	1.53

Federal funds purchased and other borrowings	103,156	1,074	4.18	104,637	1,056	4.05
Federal Home Loan Bank advances	52,735	570	4.34	107,948	974	3.62
Long-term debt	150,178	2,747	7.34	150,097	2,667	7.13

Total borrowed funds	306,069	4,391	5.75	362,682	4,697	5.19

Total interest-bearing liabilities	5,795,768	17,985	1.24	5,978,720	26,072	1.75

Non-interest-bearing liabilities:
Non-interest-bearing deposits	882,151			758,558
Other liabilities	91,353			54,931

Total liabilities	6,769,272			6,792,209
Shareholders’ equity	854,447			912,085

Total liabilities and shareholders’ equity	$7,623,719			$7,704,294

Net interest revenue		$58,946			$61,627

Net interest-rate spread			3.21%			3.38%

Net interest margin (4)			3.41%			3.60%

(1)
Interest revenue on tax-exempt securities and loans has been increased to reflect comparable interest on taxable securities and loans. The rate used was 39%, reflecting the statutory federal income tax rate and the federal tax adjusted state income tax rate.

(2)	Included in the average balance of loans outstanding are loans where the accrual of interest has been discontinued and loans that are held for sale.

(3)	Securities available for sale are shown at amortized cost. Pretax unrealized gains of $32.2 million in 2011 and $43.6 million in 2010 are included in other assets for purposes of this presentation.

(4)	Net interest margin is taxable equivalent net-interest revenue divided by average interest-earning assets.

The following table shows the relationship between interest revenue and expense, and the average amounts of interest-earning assets and interest-bearing liabilities for the six months ended June 30, 2011 and 2010.
Table 3 — Average Consolidated Balance Sheets and Net Interest Analysis
For the Six Months Ended June 30,

	2011			2010
	Average		Avg.	Average		Avg.
(dollars in thousands, taxable equivalent)	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (1)(2)	$4,431,617	$122,028	5.55%	$5,091,445	$142,859	5.66%
Taxable securities (3)	1,825,322	27,886	3.06	1,495,447	31,426	4.20
Tax-exempt securities (1)(3)	25,434	835	6.57	29,482	991	6.72
Federal funds sold and other interest-earning assets	630,384	2,147	.68	352,683	2,272	1.29

Total interest-earning assets	6,912,757	152,896	4.45	6,969,057	177,548	5.13

Non-interest-earning assets:
Allowance for loan losses	(154,347)			(190,662)
Cash and due from banks	127,031			102,728
Premises and equipment	179,150			181,493
Other assets (3)	544,625			762,014

Total assets	$7,609,216			$7,824,630

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW	$1,341,618	2,360	.35	$1,343,297	3,599	.54
Money market	954,128	3,527	.75	734,817	3,586	.98
Savings	191,708	141	.15	183,555	167	.18
Time less than $100,000	1,541,130	10,441	1.37	1,648,739	16,778	2.05
Time greater than $100,000	989,840	8,024	1.63	1,132,767	12,872	2.29
Brokered	585,103	4,262	1.47	689,717	8,266	2.42

Total interest-bearing deposits	5,603,527	28,755	1.03	5,732,892	45,268	1.59

Federal funds purchased and other borrowings	102,132	2,116	4.18	103,355	2,094	4.09
Federal Home Loan Bank advances	53,923	1,160	4.34	111,150	1,951	3.54
Long-term debt	150,169	5,527	7.42	150,088	5,329	7.16

Total borrowed funds	306,224	8,803	5.80	364,593	9,374	5.18

Total interest-bearing liabilities	5,909,751	37,558	1.28	6,097,485	54,642	1.81

Non-interest-bearing liabilities:
Non-interest-bearing deposits	861,864			738,876
Other liabilities	75,083			59,605

Total liabilities	6,846,698			6,895,966
Shareholders’ equity	762,518			928,664

Total liabilities and shareholders’ equity	$7,609,216			$7,824,630

Net interest revenue		$115,338			$122,906

Net interest-rate spread			3.17%			3.32%

Net interest margin (4)			3.36%			3.55%

(1)
Interest revenue on tax-exempt securities and loans has been increased to reflect comparable interest on taxable securities and loans. The rate used was 39%, reflecting the statutory federal income tax rate and the federal tax adjusted state income tax rate.

(2)	Included in the average balance of loans outstanding are loans where the accrual of interest has been discontinued and loans that are held for sale.

(3)	Securities available for sale are shown at amortized cost. Pretax unrealized gains of $29.7 million in 2011 and $43.4 million in 2010 are included in other assets for purposes of this presentation.

(4)	Net interest margin is taxable equivalent net-interest revenue divided by average interest-earning assets.

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
Table 4 — Change in Interest Revenue and Expense on a Taxable Equivalent Basis
(in thousands)

	Three Months Ended June 30, 2011			Six Months Ended June 30, 2011
	Compared to 2010			Compared to 2010
	Increase (decrease)			Increase (decrease)
	Due to Changes in			Due to Changes in
	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Loans	$(10,629)	$947	$(9,682)	$(18,212)	$(2,619)	$(20,831)
Taxable securities	4,690	(5,683)	(993)	6,086	(9,626)	(3,540)
Tax-exempt securities	(64)	(7)	(71)	(133)	(23)	(156)
Federal funds sold and other interest-earning assets	630	(652)	(22)	1,262	(1,387)	(125)

Total interest-earning assets	(5,373)	(5,395)	(10,768)	(10,997)	(13,655)	(24,652)

Interest-bearing liabilities:
NOW accounts	(19)	(690)	(709)	(4)	(1,235)	(1,239)
Money market accounts	474	(804)	(330)	927	(986)	(59)
Savings deposits	4	(23)	(19)	7	(33)	(26)
Time deposits less than $100,000	(300)	(2,597)	(2,897)	(1,035)	(5,302)	(6,337)
Time deposits greater than $100,000	(613)	(1,616)	(2,229)	(1,482)	(3,366)	(4,848)
Brokered deposits	(866)	(731)	(1,597)	(1,117)	(2,887)	(4,004)

Total interest-bearing deposits	(1,320)	(6,461)	(7,781)	(2,704)	(13,809)	(16,513)

Federal funds purchased & other borrowings	(15)	33	18	(25)	47	22
Federal Home Loan Bank advances	(569)	165	(404)	(1,162)	371	(791)
Long-term debt	1	79	80	3	195	198

Total borrowed funds	(583)	277	(306)	(1,184)	613	(571)

Total interest-bearing liabilities	(1,903)	(6,184)	(8,087)	(3,888)	(13,196)	(17,084)

Increase in net interest revenue	$(3,470)	$789	$(2,681)	$(7,109)	$(459)	$(7,568)

Provision for Loan Losses
The provision for loan losses is based on management’s evaluation of losses inherent in the loan portfolio and corresponding analysis of the allowance for loan losses at quarter-end. The provision for loan losses was $11.0 million and $201 million for the second quarter and the first six months of 2011, respectively, compared to $61.5 million and $137 million for the same period in 2010. The amount of provision recorded in the second quarter was the amount required such that the total allowance for loan losses reflected the appropriate balance, in the estimation of management, and was sufficient to cover inherent losses in the loan portfolio. For the six months ended June 30, 2011, the increase in the provision for loan losses compared to a year ago was primarily due to the increased level of charge-offs in the first quarter of 2011 recorded in conjunction with the Problem Asset Disposition Plan and transfer of loans to the held for sale category in anticipation of the Bulk Loan Sale. This also had the impact of lowering the second quarter provision for loan losses due to the lower level of nonperforming loans and net charge-offs. For the three and six months ended June 30, 2011, net loan charge-offs as an annualized percentage of average outstanding loans were 1.58% and 11.46%, compared to 4.98% and 4.75%, respectively, for the same periods in 2010. When charge-offs specifically related to loans transferred to the held for sale classification are excluded, the charge-off rate for the first six months of 2011 was 3.20%.
As the residential construction and housing markets have struggled, it has been difficult for many builders and developers to obtain cash flow from selling lots and houses needed to service debt. This deterioration of the residential construction and housing market was the primary factor that resulted in higher credit losses and increases in non-performing assets over the last three years. Although a majority of the charge-offs have been within the residential construction and development portion of the portfolio, credit quality deterioration has migrated to other loan categories as unemployment levels have remained high throughout United’s markets. Additional discussion on credit quality and the allowance for loan losses is included in the Asset Quality and Risk Elements section of this report on page 44.

Fee Revenue
Operating fee revenue for the three and six months ended June 30, 2011 was $13.9 million and $25.7 million, respectively, an increase of $2.33 million, or 20%, and $2.50 million, or 11%, from the same period of 2010. Fee revenue from continuing operations excludes consulting fees earned by United’s Brintech subsidiary which was sold on March 31, 2010. All periods are presented on a continuing operations basis.
The following table presents the components of fee revenue for the second quarters and first six months of 2011 and 2010.
Table 5 — Fee Revenue
(dollars in thousands)

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2011	2010	Change	2011	2010	Change

Overdraft fees	$3,657	$4,652	(21)%	$7,168	$8,969	(20)%
ATM and debit card fees	3,279	2,595	26	5,809	4,948	17
Other service charges and fees	672	746	(10)	1,351	1,523	(11)

Service charges and fees	7,608	7,993	(5)	14,328	15,440	(7)
Mortgage loan and related fees	952	1,601	(41)	2,446	3,080	(21)
Brokerage fees	691	586	18	1,368	1,153	19
Securities gains, net	783	—		838	61
Losses from prepayment of borrowings	(791)	—		(791)	—
Hedge ineffectiveness	2,809	239		4,112	850
Other	1,853	1,160	60	3,442	2,661	29

Total fee revenue	$13,905	$11,579	20	$25,743	$23,245	11

Service charges and fees of $7.61 million were down $385,000, or 5%, from the second quarter of 2010. For the first six months of 2011, service charges and fees of $14.3 million were down $1.11 million, or 7%, from the same period in 2010. The decrease was primarily due to lower overdraft fees resulting from decreased utilization of our courtesy overdraft services with the changes to Regulation E in 2010 requiring customers to opt in to such services. The decrease in overdraft fees was partially offset by higher ATM and debit card interchange revenue.
Mortgage loans and related fees for the second quarter and first six months of 2011 were down $649,000, or 41%, and $634,000, or 21%, respectively, from the same period in 2010. In the second quarter of 2011, United closed 349 loans totaling $50.5 million compared with 475 loans totaling $70.2 million in the second quarter of 2010. Year-to-date mortgage production in 2011 amounted to 830 loans totaling $125 million, compared to 887 loans totaling $135 million for the same period in 2010.
United recognized net securities gains of $783,000 and $838,000, respectively, for the three and six months ended June 30, 2011. There were no securities gains or losses in the second quarter of 2010 and $61,000 for the first six months of 2010. The 2010 net gain included $950,000 in impairment charges on trust preferred securities of a bank whose financial condition had deteriorated. The impairment charge was more than offset by realized gains from securities sales.
In the second quarter of 2011, United recognized $2.81 million in income from hedge ineffectiveness compared with $239,000 in income from hedge ineffectiveness in the second quarter of 2010. For the first six months of 2011, United recognized $4.11 million in income from hedge ineffectiveness compared with $850,000 in income for the same period of 2010. Most of the hedge ineffectiveness in 2010 and all of the hedge ineffectiveness in 2011 relates to terminated cash flow hedges where the gains realized on the terminated positions are being deferred over the original term of the derivative instrument. The ineffectiveness, which is caused by a decrease in qualifying prime-based loans, results in the accelerated recognition of the deferred gains.

Operating Expenses
The following table presents the components of operating expenses for the three and six months ended June 30, 2011 and 2010. The table is presented to reflect Brintech as a discontinued operation, and accordingly, operating expenses associated with Brintech have been excluded from the table for all periods presented.
Table 6 — Operating Expenses (dollars in thousands)

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2011	2010	Change	2011	2010	Change

Salaries and employee benefits	$26,436	$23,590	12%	$51,360	$47,950	7%
Communications and equipment	3,378	3,511	(4)	6,722	6,784	(1)
Occupancy	3,805	3,836	(1)	7,879	7,650	3
Advertising and public relations	1,317	1,352	(3)	2,295	2,395	(4)
Postage, printing and supplies	1,085	765	42	2,203	1,990	11
Professional fees	2,350	2,178	8	5,680	4,121	38
FDIC assessments and other regulatory charges	3,644	3,566	2	9,057	7,192	26
Amortization of intangibles	760	794	(4)	1,522	1,596	(5)
Other	4,062	4,176	(3)	10,491	8,097	30

Total excluding foreclosed property expenses and loss on NPA sale	46,837	43,768	7	97,209	87,775	11
Net (gains) losses on sales of foreclosed properties	(3,218)	5,098		8,802	8,616
Foreclosed property write downs	3,118	6,094		51,703	10,673
Foreclosed property maintenance expenses	1,991	3,348	(41)	6,285	6,064	4
Loss on sale of nonperforming assets	—	45,349		—	45,349

Total operating expenses	$48,728	$103,657	(53)	$163,999	$158,477	3

Operating expenses for the second quarter of 2011 totaled $48.7 million, down $54.9 million, or 53%, from the second quarter of 2010. For the six months ended June 30, 2011, operating expenses totaled $164 million, up $5.52 million, or 3% from the same period in 2010, mostly reflecting an increase in foreclosed property losses incurred in connection with United’s classified asset disposition plans. Excluding foreclosed property costs and the loss on sale of nonperforming assets in the second quarter of 2010, total operating expenses were $46.8 million, and $97.2 million for the three and six months ended June 30, 2011, up $3.07 million, or 7%, and $9.43 million, or 11%, respectively, from a year ago.
Salaries and employee benefits for the second quarter of 2011 were $26.4 million, up $2.85 million, or 12%, from the same period of 2010. For the first six months of 2011, salaries and employee benefits of $51.4 million were up $3.41 million, or 7%, from the first six months of 2010. Severance costs for eliminated staff positions accounted for $1.20 million of the increase in both periods. The increase was also due to higher group medical insurance costs and a lower level of deferred direct loan origination costs. Headcount totaled 1,767 at June 30, 2011, compared to 1,821 at June 30, 2010.
Occupancy expense of $3.81 million and $7.88 million, respectively, for the second quarter and first six months of 2011 was down $31,000, or 1%, and up $229,000, or 3%, respectively, compared to the same periods of 2010. The increase for the six month period was due to higher costs for utilities, real estate taxes and insurance premiums.
Postage, printing and supplies expense for the second quarter of 2011 totaled $1.09 million, up $320,000, or 42%, from the same period of 2010. For the six months ended June 30, 2011 and 2010, postage, printing and supplies expense totaled $2.20 million and $1.99 million, respectively. The increase was primarily due to higher postage costs and outside courier expenses.
Professional fees for the second quarter of 2011 of $2.35 million were up $172,000, or 8%, from the same period in 2010. For the six months ended June 30, 2011 professional fees of $5.68 million were up $1.56 million, or 38%, primarily due to professional service costs associated with the Private Placement and Bulk Loan Sale.
FDIC assessments and other regulatory charges of $3.64 million and $9.06 million for the second quarter and first six months of 2011, increased $78,000 and $1.87 million, respectively, from the second quarter and first six months of 2010. The increase was due to an increase in United’s assessment rate as well as an increase in insured deposits. The assessment rate came down late in the second quarter of 2011, primarily due to the FDIC’s new asset based formula.
Other expense of $4.06 million for the second quarter of 2011 decreased $114,000 from the second quarter of 2010. Year-to-date, other expense of $10.5 million increased $2.39 million from the first six months of 2010. The year-to-date increase was primarily due to $2.60 million of property taxes and other loan collateral costs incurred to prepare loans for the Bulk Loan Sale.

Gains on sale of foreclosed property totaled $3.22 million for the second quarter of 2011, compared to losses on sale of $5.10 million for the second quarter of 2010. For the six months ended June 30, 2011, losses on sale were $8.80 million compared to losses on sale of $8.37 million for the same period of the prior year. Foreclosed property write downs for the second quarter and first six months of 2011 were $3.12 million and $51.7 million compared to $6.09 million and $10.9 million a year ago. The year to date increase reflected higher write downs in the first half of 2011 on foreclosed properties to expedite sales under the Problem Asset Disposition Plan. Foreclosed property maintenance expenses include legal fees, property taxes, marketing costs, utility services, maintenance and repair charges that totaled $1.99 million and $6.29 million for the second quarter and first six months of 2011 compared with $3.35 million and $6.06 million a year ago.
Income Taxes
Income tax expense for the second quarter of 2011 was $5.08 million as compared with income tax benefit of $32.9 million for the second quarter of 2010, representing an effective tax rate of approximately 40.0% and 35.6%, respectively. For the first six months of 2011, income tax benefit was $89.9 million as compared with income tax benefit of $55.8 million for the same period in 2010, representing an effective tax rate of 40.0% and 37.3%, respectively. The effective tax rates were different from the statutory tax rates primarily due to interest revenue on certain investment securities and loans that are exempt from income taxes, tax exempt fee revenue, tax credits received on affordable housing investments, and the change in valuation allowance on deferred tax assets as discussed below.
United was profitable during the second quarter of 2011. The change from a pre-tax loss to pre-tax earnings will affect the effective tax rate going forward to the extent profitability continues. Because in aggregate, United’s permanent tax differences are generally in United’s favor, they tend to reduce the effective tax rate below the blended statutory rate of 38.9% when United has pre-tax earnings and they increase the effective tax rate above the blended statutory rate when United has a pre-tax loss. The effective tax rates can be volatile as earnings or losses approach a break-even point since United would report a tax benefit even if it were to break even as a result of the permanent tax differences. Therefore some volatility in the effective tax rate is expected as United moves from a loss position to positive earnings.
Management determined that it is more likely than not that approximately $5.20 million at June 30, 2011 and $5.16 million at June 30, 2010, net of Federal benefit, in state tax credits will expire unused due to their very short three to five year carry forward period and a valuation allowance has been established for these benefits. At June 30, 2011, United had net deferred tax assets of $261 million, net of the valuation allowance of $5.20 million. Accounting Standards Codification Topic 740, Income Taxes, requires that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. Management considers both positive and negative evidence and analyzes changes in near-term market conditions as well as other factors which may impact future operating results. In making such judgments, significant weight is given to evidence that can be objectively verified. At June 30, 2011, management believes that it is more likely than not that, with the exception of those state tax credits that are expected to expire unused due to a relatively short carryforward period of only three to five years, it will be able to fully realize its deferred tax benefits through its ability to carry losses forward to future profitable years. Despite recent losses and the challenging economic environment, United has a history of strong earnings, is well-capitalized, continues to grow its core customer deposit base while maintaining very high customer satisfaction scores, and has expectations regarding future taxable income that are in excess of the amount required to utilize United’s net operating losses prior to their expiration. The deferred tax assets are analyzed quarterly for changes affecting realizability. United’s most recent analysis, which management believes is based on conservative assumptions, indicated that the deferred tax assets will be fully utilized well in advance of the twenty-year carryforward period allowed for net operating losses; however, there can be no guarantee that a valuation allowance will not be necessary in future periods. Inherent in management’s assertion that it is more likely than not that United will be able to fully utilize its deferred tax assets is an assumption that United return to profitability within a short period of time following the execution of the Private Placement and the Problem Asset Disposition Plan. The Company experienced a return to profitability in the second quarter of 2011. Also important at arriving at that conclusion is the assumption that an “ownership change” as defined by Section 382 of the Internal Revenue Code of 1986, as amended, and related Internal Revenue Service pronouncements (“Section 382”) did not occur as a result of the first quarter Private Placement. Management believes that no such change of control has occurred.
While United’s recent losses and informal Memorandum of Understanding (“MOU”) with the FDIC are considered negative evidence with regard to United’s ability to use its deferred tax assets, the losses were primarily the result of the collapse in the housing market and United’s concentration of residential construction loans rather than a fundamental problem with its underlying business approach. United has reduced its concentration of residential construction loans from a high of 35% of its portfolio to 12% as of June 30, 2011. With the recent capital transaction and disposition of problem assets, United’s credit measures have significantly improved leading management to the expectation that it is at or near a point of sustainable profitability. At June 30, 2011, nonperforming assets represent only 1.60% of total assets, down from a high of 5.32% of total assets at the end of the first quarter of 2010 and the improving trend is expected to continue. During the weak economic cycle, United was able to improve its already high customer satisfaction scores and achieve national recognition from JD Power & Associates for superior customer service. United was also able to increase core customer deposits (non-CD, non-public) by $450 million since December 2009. Perhaps the strongest evidence supporting United’s ability to fully utilize its deferred tax asset was its ability to raise $380 million in new capital from private equity investors. These investors performed extensive due diligence prior to investing in United. Their investment in United was made with the expectation, based on their objective analysis, that United would provide an attractive return on their investment. United’s management has therefore concluded that it is more likely than not that it will be able to fully utilize its deferred tax assets.
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
In connection with the tax benefits preservation plan, on February 22, 2011, United entered into a share exchange agreement with the Elm Ridge Parties to transfer to the Company 1,551,126 shares of United’s common stock, in exchange for 16,613 shares of the Company’s series D preferred shares and warrants to purchase 1,551,126 shares of common stock. Prior to entering into the share exchange agreement, collectively, the Elm Ridge Parties were United’s largest shareholder. By exchanging the Elm Ridge Parties’ common stock for the Series D Preferred Shares and warrants, United eliminated its only “5-percent shareholder” and, as a result, obtained further protection against an ownership change under Section 382.

Additional information regarding income taxes can be found in Note 15 to the consolidated financial statements filed with United’s 2010 Form 10-K.
Balance Sheet Review
Total assets at June 30, 2011, December 31, 2010 and June 30, 2010 were $7.41 billion, $7.44 billion and $7.65 billion, respectively. Average total assets for the second quarter of 2011 were $7.62 billion, down from $7.70 billion in the second quarter of 2010.
Loans
The following table presents a summary of the loan portfolio.
Table 7 — Loans Outstanding (excludes loans covered by loss share agreement)
(dollars in thousands)

	June 30,	December 31,	June 30,
	2011	2010	2010
By Loan Type
Commercial (secured by real estate)	$1,741,754	$1,761,424	$1,780,142
Commercial construction	195,190	296,582	342,140
Commercial (commercial and industrial)	428,058	441,518	441,097

Total commercial	2,365,002	2,499,524	2,563,379
Residential construction	501,909	695,166	819,930
Residential mortgage	1,177,226	1,278,780	1,355,582
Installment	119,310	130,656	134,139

Total loans	$4,163,447	$4,604,126	$4,873,030

As a percentage of total loans:
Commercial (secured by real estate)	42%	38%	36%
Commercial construction	5	6	7
Commercial (commercial and industrial)	10	10	9

Total commercial	57	54	52
Residential construction	12	15	17
Residential mortgage	28	28	28
Installment	3	3	3

Total	100%	100%	100%

By Geographic Location
Atlanta MSA	$1,188,262	$1,310,222	$1,373,631
Gainesville MSA	274,744	312,049	343,351
North Georgia	1,499,687	1,688,586	1,807,704
Western North Carolina	626,230	701,798	737,639
Coastal Georgia	325,650	335,020	355,719
East Tennessee	248,874	256,451	254,986

Total loans	$4,163,447	$4,604,126	$4,873,030

Substantially all of United’s loans are to customers (including customers who have a seasonal residence in United’s market areas) located in the immediate market areas of its community banks in Georgia, North Carolina, and Tennessee, and more than 85% of the loans are secured by real estate. At June 30, 2011, total loans, excluding loans acquired from SCB that are covered by loss sharing agreements with the FDIC, were $4.16 billion, a decrease of $710 million, or 15%, from June 30, 2010. The rate of loan growth began to decline in the first quarter of 2007 and the balances have continued to decline. The decrease in the loan portfolio began with deterioration in the residential construction and housing markets. This deterioration resulted in part in an oversupply of lot inventory, houses and land within United’s markets, which further slowed construction activities and acquisition and development projects. The resulting recession that began in the housing market led to high rates of unemployment that resulted in stress in the other segments of United’s loan portfolio. Despite the weak economy and lack of loan demand, United has continued to pursue lending opportunities which resulted in $105 million in new loans that were funded in the second quarter of 2011.

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
Table 8 — Performing Substandard Loans
(dollars in thousands)

	June 30,	March 31,	December 31,	September 30,	June 30,
	2011	2011	2010	2010	2010
By Category
Commercial (sec. by RE)	$117,525	$119,651	$156,765	$157,245	$140,805
Commercial construction	31,347	34,887	90,745	102,592	78,436
Commercial & industrial	16,645	16,425	16,767	22,251	22,052

Total commercial	165,517	170,963	264,277	282,088	241,293
Residential construction	74,277	80,534	158,770	177,381	149,305
Residential mortgage	70,396	69,119	86,143	86,239	79,484
Installment	2,923	2,352	2,957	4,218	4,364

Total	$313,113	$322,968	$512,147	$549,926	$474,446

By Market
Atlanta MSA	$97,931	$100,200	$185,327	$214,676	$183,612
Gainesville MSA	14,957	17,417	33,962	27,097	22,602
North Georgia	140,886	148,228	212,992	229,845	199,498
North Carolina	30,202	27,280	42,335	37,085	34,742
Coastal Georgia	22,945	23,104	29,223	32,341	25,329
East Tennessee	6,192	6,739	8,308	8,882	8,663

Total loans	$313,113	$322,968	$512,147	$549,926	$474,446

At June 30, 2011, performing substandard loans totaled $313 million and decreased $9.86 million from the prior quarter-end, and decreased $161 million from a year ago. Most of the decrease occurred in United’s Atlanta and north Georgia markets and was primarily the result of our Bulk Loan Sale which was completed on April 18, 2011, however the overall trend in performing substandard loans has been declining. Residential construction and commercial construction loans showed the most significant decreases as they represented more than 60% of the pre-charge down carrying amount of the aggregate loans included in the loan sale.
Reviews of substandard performing and non-performing loans, past due loans and larger credits, are conducted on a regular basis with management each quarter and are designed to identify risk migration and potential charges to the allowance for loan losses. These reviews are performed by the responsible lending officers and the loan review department and also consider such factors as the financial strength of borrowers, the value of the applicable collateral, past loan loss experience, anticipated loan losses, changes in risk profile, prevailing economic conditions and other factors. In addition to United’s internal loan review, United also uses external loan review to ensure the independence of the loan review process.

The following table presents a summary of the changes in the allowance for loan losses for the three and six months ended June 30, 2011 and 2010.
Table 9 — Allowance for Loan Losses
(in thousands)

	Three Months Ended June 30,				Six Months Ended June 30,
	2011			2010	2011			2010
	Problem Asset				Problem Asset
	Disposition Plan(1)	Other	Total	Total	Disposition Plan(1)	Other	Total	Total
Balance beginning of period			$133,121	$173,934			$174,695	$155,602
Provision for loan losses			11,000	61,500			201,000	136,500
Charge-offs:
Commercial (secured by real estate)	$(1,713)	$5,146	3,433	9,791	$44,052	$8,088	52,140	12,727
Commercial construction	(1,332)	2,312	980	1,460	47,237	3,458	50,695	3,671
Commercial (commercial and industrial)	(116)	720	604	1,764	3,411	1,555	4,966	6,318
Residential construction	(2,842)	9,611	6,769	41,781	78,653	20,371	99,024	85,971
Residential mortgage	(1,255)	5,922	4,667	6,752	30,139	11,204	41,343	11,392
Consumer installment	(11)	894	883	1,417	297	1,682	1,979	2,546

Total loans charged-off	(7,269)	24,605	17,336	62,965	203,789	46,358	250,147	122,625

Recoveries:
Commercial (secured by real estate)	—	174	174	34	—	274	274	1,006
Commercial construction	—	111	111	—	—	111	111	5
Commercial (commercial and industrial)	—	81	81	897	—	403	403	1,341
Residential construction	—	140	140	266	—	257	257	1,356
Residential mortgage	—	78	78	235	—	371	371	324
Consumer installment	—	269	269	210	—	674	674	602

Total recoveries	—	853	853	1,642	—	2,090	2,090	4,634

Net charge-offs	$(7,269)	$23,752	16,483	61,323	$203,789	$44,268	248,057	117,991

Balance end of period			$127,638	$174,111			$127,638	$174,111

Total loans: *
At period-end			$4,163,447	$4,873,030			$4,163,447	$4,873,030
Average			4,196,375	4,934,224			4,364,401	5,012,415

Allowance as a percentage of period-end loans			3.07%	3.57%			3.07	3.57%

As a percentage of average loans:
Net charge-offs			1.58	4.98			11.46	4.75
Provision for loan losses			1.05	5.00			9.29	5.49

Allowance as a percentage of non-performing loans
As reported			180	78			180	78
Excluding impaired loans with no allocated reserve			333	234			333	234

*	Excludes loans covered by loss sharing agreements with the FDIC

(1)
During the first quarter of 2011, United’s Problem Asset Dispostion Plan resulted in charge-offs totaling $186 million related to the Bulk Loan Sale that closed on April 18, 2011. The charge-offs were estimated based on indicative bids from prospective purchasers. Also in the first quarter related to United’s Problem Asset Disposition Plan was an additional $9.5 million in charge-offs related to other bulk loan sales that were completed in the first quarter of 2011 and $15.6 million in charge-offs on foreclosed properties related to the Problem Asset Disposition Plan. The loans sold in the Bulk Loan Sale that closed April 18, 2011 were reported in the loans held for sale category at March 31, 2011. Actual losses upon closing of the Bulk Loan Sale were $179 resulting in a $7.269 million reduction in charge-offs in the second quarter. Total losses related to the Problem Asset Disposition Plan for the first six months of 2011 were $203.8 million.

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
At June 30, 2011, the allowance for loan losses was $128 million, or 3.07% of loans, compared with $175 million, or 3.79% of loans, at December 31, 2010 and $174 million, or 3.57% of loans, at June 30, 2010. The decrease in the allowance for loan losses is consistent with the decrease in classified loans resulting from the execution of the Problem Asset Disposition Plan, including the Bulk Loan Sale which reduced the amount of loss remaining in the loan portfolio.
Management believes that the allowance for loan losses at June 30, 2011 reflects the losses inherent in the loan portfolio. This assessment involves uncertainty and judgment; therefore, the adequacy of the allowance for loan losses cannot be determined with precision and may be subject to change in future periods. The amount of any changes could be significant if management’s assessment of loan quality or collateral values change substantially with respect to one or more loan relationships or portfolios. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require adjustments to the provision for loan losses in future periods if, in their opinion, the results of their review warrant such additions. See the “Critical Accounting Policies” section in United’s Annual Report on Form 10-K for additional information on the allowance for loan losses.

Nonperforming Assets
The table below summarizes nonperforming assets, excluding SCB’s assets covered by the loss-sharing agreement with the FDIC. Those assets have been excluded from nonperforming assets, as the loss-sharing agreement with the FDIC and purchase price adjustments to reflect credit losses effectively eliminate the likelihood of recognizing any losses on the covered assets.
Table 10 — Nonperforming Assets
(dollars in thousands)

	June 30,	December 31,	June 30,
	2011	2010	2010
Nonperforming loans*	$71,065	$179,094	$224,335
Foreclosed properties (OREO)	47,584	142,208	123,910

Total nonperforming assets	$118,649	$321,302	$348,245

Nonperforming loans as a percentage of total loans	1.71%	3.89%	4.60%
Nonperforming assets as a percentage of total loans and OREO	2.82	6.77	6.97
Nonperforming assets as a percentage of total assets	1.60	4.32	4.55

*	There were no loans 90 days or more past due that were still accruing at period end.
At June 30, 2011, nonperforming loans were $71.1 million, compared to $179 million at December 31, 2010 and $224 million at June 30, 2010. The ratio of non-performing loans to total loans decreased from December 31, 2010 and June 30, 2010 due to the Bulk Loan Sale in April 2011, which included performing and nonperforming substandard loans. Nonperforming assets, which include nonperforming loans and foreclosed real estate, totaled $119 million at June 30, 2011, compared with $321 million at December 31, 2010 and $348 million at June 30, 2010. United sold $28.9 million and $73.5 million, respectively, of foreclosed properties during the second quarter and first six months of 2011. Both of these events helped lower the balance of foreclosed properties by 62% compared to June 30, 2010.
United’s policy is to place loans on nonaccrual status when, in the opinion of management, the principal and interest on a loan is not likely to be repaid in accordance with the loan terms or when the loan becomes 90 days past due and is not well secured and in the process of collection. When a loan is classified on nonaccrual status, interest previously accrued but not collected is reversed against current interest revenue. Principal and interest payments received on a nonaccrual loan are applied to reduce outstanding principal.

The following table summarizes non-performing assets by category and market. As with Tables 7, 8 and 10, assets covered by the loss-sharing agreement with the FDIC, related to the acquisition of SCB, are excluded from this table.
Table 11 — Nonperforming Assets by Quarter (1)
(in thousands)

	June 30, 2011			December 31, 2010			June 30, 2010
	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total
	Loans	Properties	NPAs	Loans	Properties	NPAs	Loans	Properties	NPAs
BY CATEGORY
Commercial (sec. by RE)	$17,764	$6,796	$24,560	$44,927	$23,659	$68,586	$56,013	$13,297	$69,310
Commercial construction	2,782	6,764	9,546	21,374	17,808	39,182	17,872	11,339	29,211
Commercial & industrial	1,998	—	1,998	5,611	—	5,611	7,245	—	7,245

Total commercial	22,544	13,560	36,104	71,912	41,467	113,379	81,130	24,636	105,766
Residential construction	22,643	24,968	47,611	54,505	78,231	132,736	88,375	74,444	162,819
Residential mortgage	24,809	9,056	33,865	51,083	22,510	73,593	53,175	24,830	78,005
Consumer / installment	1,069	—	1,069	1,594	—	1,594	1,655	—	1,655

Total NPAs	$71,065	$47,584	$118,649	$179,094	$142,208	$321,302	$224,335	$123,910	$348,245

Balance as a % of Unpaid Principal	64.5%	32.6%	46.3%	67.2%	64.4%	65.9%	69.4%	71.9%	70.3%

BY MARKET
Atlanta MSA	$14,700	$11,239	$25,939	$48,289	$41,154	$89,443	$74,031	$30,605	$104,636
Gainesville MSA	4,505	3,174	7,679	5,171	9,273	14,444	10,730	2,750	13,480
North Georgia	28,117	21,278	49,395	83,551	66,211	149,762	102,198	60,597	162,795
Western North Carolina	15,153	8,953	24,106	25,832	11,553	37,385	22,776	11,473	34,249
Coastal Georgia	5,357	2,564	7,921	11,145	11,901	23,046	8,341	16,548	24,889
East Tennessee	3,233	376	3,609	5,106	2,116	7,222	6,259	1,937	8,196

Total NPAs	$71,065	$47,584	$118,649	$179,094	$142,208	$321,302	$224,335	$123,910	$348,245

(1)	Excludes non-performing loans and foreclosed properties covered by the loss-sharing agreement with the FDIC, related to the acquisition of SCB.
In April 2011, United sold nonperforming loans in the Bulk Loan Sale with a pre-write down carrying amount of $101 million and performing substandard loans with a pre-write down carrying amount of $166 million. In anticipation of that sale, United recorded charge-offs of $186 million and transferred these loans to the held for sale category at March 31, 2011. Nonperforming assets in the residential construction category were $47.6 million at June 30, 2011, compared with $163 million at June 30, 2010, a decrease of $115 million, or 71%. Commercial nonperforming assets decreased from $106 million at June 30, 2010 to $36.1 million at June 30, 2011. Residential mortgage non-performing assets of $33.9 million decreased $44.1 million from June 30, 2010. While United experienced a reduction in nonperforming assets across all markets, the execution of the Problem Asset Disposition Plan, which included the Bulk Loan Sale and the write down of foreclosed properties contributed to a decline in the North Georgia market and Atlanta MSA, where nonperforming asset levels had been particularly elevated.
At June 30, 2011, December 31, 2010, and June 30, 2010 United had $46.2 million, $101 million and $77.9 respectively, in loans with terms that have been modified in a troubled debt restructuring (“TDR”). Included therein were $4.75 million, $17.3 million and $11.0 million of TDRs that were not performing in accordance with their modified terms and were included in nonperforming loans. The remaining TDRs with an aggregate balance of $41.5 million, $83.7 million and $66.9 million, respectively, were performing according to their modified terms and are therefore not considered to be nonperforming assets.
At June 30, 2011, December 31, 2010, and June 30, 2010, there were $35.7 million, $123 million and $163 million, respectively, of loans classified as impaired under the Accounting Standards Codification. Included in impaired loans at June 30, 2011, December 31, 2010 and June 30, 2010, was $32.8 million, $115 million and $150 million, respectively that did not require specific reserves or had previously been charged down to net realizable value. The balance of impaired loans at June 30, 2011, December 31, 2010 and June 30, 2010, of $2.86 million, $7.64 million and $12.5 million, respectively, had specific reserves that totaled $1.17 million, $1.05 million and $1.14 million, respectively. The average recorded investment in impaired loans for the second quarters of 2011 and 2010 was $42.1 million and $171 million, respectively. There was no interest revenue recognized on loans while they were impaired for the first six months of 2011 or 2010. United’s policy is to discontinue the recognition of interest revenue for loans classified as impaired under the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) Topic 310-10-35, Receivables, when a loan meets the criteria for nonaccrual status.

The table below summarizes activity in non-performing assets by quarter. Assets covered by loss sharing agreements with the FDIC, related to the acquisition of SCB, are not included in this table.
Table 12 — Activity in Nonperforming Assets by Quarter
(in thousands)

	Second Quarter 2011 (1)			Second Quarter 2010 (1)
	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total
	Loans	Properties	NPAs	Loans	Properties	NPAs

Beginning Balance	$83,769	$54,378	$138,147	$280,802	$136,275	$417,077
Loans placed on non-accrual	35,911	—	35,911	155,007	—	155,007
Payments received	(7,702)	—	(7,702)	(12,189)	—	(12,189)
Loan charge-offs	(18,888)	—	(18,888)	(62,693)	—	(62,693)
Foreclosures	(22,025)	22,025	—	(66,994)	66,994	—
Capitalized costs	—	20	20	—	305	305
Note / property sales	—	(28,939)	(28,939)	(69,598)	(68,472)	(138,070)
Loans transferred to held for sale	—	—	—	—	—	—
Write downs	—	(3,118)	(3,118)	—	(6,094)	(6,094)
Net gains (losses) on sales	—	3,218	3,218	—	(5,098)	(5,098)

Ending Balance	$71,065	$47,584	$118,649	$224,335	$123,910	$348,245

	First Six Months 2011 (1)			First Six Months 2010 (1)
	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total
	Loans	Properties	NPAs	Loans	Properties	NPAs

Beginning Balance	$179,094	$142,208	$321,302	$264,092	$120,770	$384,862
Loans placed on non-accrual	90,641	—	90,641	294,037	—	294,037
Payments received	(11,252)	—	(11,252)	(17,922)	—	(17,922)
Loan charge-offs	(62,857)	—	(62,857)	(121,590)	—	(121,590)
Foreclosures	(39,077)	39,077	—	(116,227)	116,227	—
Capitalized costs	—	290	290	—	625	625
Note / property sales	(11,400)	(73,486)	(84,886)	(78,055)	(94,423)	(172,478)
Loans transferred to held for sale	(74,084)	—	(74,084)	—	—	—
Write downs	—	(51,703)	(51,703)	—	(10,673)	(10,673)
Net losses on sales	—	(8,802)	(8,802)	—	(8,616)	(8,616)

Ending Balance	$71,065	$47,584	$118,649	$224,335	$123,910	$348,245

(1)	Excludes non-performing loans and foreclosed properties covered by the loss-sharing agreement with the FDIC, related to the acquisition of SCB.

(2)
The NPA activity shown for the first quarter of 2011 is presented with all activity related to loans transferred to the held for sale classification on one line as if those loans were transferred to held for sale at the beginning of the period. During the first quarter of 2011, $2.7 million in loans transferred to held for sale were placed on nonaccrual, $1.1 million in payments were received on nonaccrual loans transferred to held for sale and $66.6 million in charge-offs were recorded on nonaccrual loans transferred to held for sale to mark them down to the expected proceeds from the sale.

Foreclosed property is initially recorded at fair value, less estimated costs to sell. If the fair value, less estimated costs to sell at the time of foreclosure, is less than the loan balance, the deficiency is charged against the allowance for loan losses. If the fair value, less estimated costs to sell, of the foreclosed property decreases during the holding period, a valuation allowance is established with a charge to foreclosed property costs. When the foreclosed property is sold, a gain or loss is recognized on the sale for the difference between the sales proceeds and the carrying amount of the property. Financed sales of foreclosed property are accounted for in accordance with ASC 360-20, Real Estate Sales. For the second quarter and first six months of 2011, United transferred $22.0 million and $39.1 million, respectively, of loans into foreclosed property. During the same periods, proceeds from sales of OREO were $28.9 million and $73.5 million, respectively, which includes $8.54 million and $4.63 million of sales that were financed by United, respectively. During the first quarter of 2011, United recorded $48.6 million in write-downs on foreclosed property in order to expedite sales in the second and third quarter.

Investment Securities
The composition of the investment securities portfolio reflects United’s investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of revenue. The investment securities portfolio also provides a balance to interest rate risk and credit risk in other categories of the balance sheet while providing a vehicle for the investment of available funds, furnishing liquidity, and supplying securities to pledge as required collateral for certain deposits. Total investment securities at June 30, 2011 increased $700 million from a year ago. The increase in the securities portfolio was a result of a buildup of liquidity resulting partially from strong core deposit growth with little loan demand to invest the proceeds. In addition, United had previously sought to maintain above normal amounts of liquidity due to the uncertain economy. United invested the proceeds from deposits in short-term commercial paper and floating rate mortgage-backed securities. United chose floating rate securities because they have less market risk in the event rates begin to rise.
During the second quarter of 2010, United transferred securities available for sale with a fair value of $315 million to held to maturity. The transferred securities were those that United has the ability and positive intent to hold until maturity. Generally, the transferred securities had longer durations and were more susceptible to market price volatility due to changes in interest rates. At June 30, 2011, United had securities held to maturity with a carrying value of $372 million and securities available for sale totaling $1.82 billion. At June 30, 2011, December 31, 2010, and June 30, 2010, the securities portfolio represented approximately 30%, 20%, and 19% of total assets, respectively.
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
Total deposits as of June 30, 2011 were $6.18 billion, a decrease of $146 million, or 2%, from June 30, 2010. Total non-interest-bearing demand deposit accounts of $899 million increased $119 million, or 15%, due to the success of core deposit programs. Also impacted by the programs were NOW, money market and savings accounts of $2.49 billion which increased $225 million, or 10%, from June 30, 2010.
Total time deposits, excluding brokered deposits, as of June 30, 2011 were $2.49 billion, down $180 million from June 30, 2010. Time deposits less than $100,000 totaled $1.51 billion, a decrease of $66.8 million, or 4%, from a year ago. Time deposits of $100,000 and greater totaled $981 million as of June 30, 2011, a decrease of $113 million, or 10%, from June 30, 2010. United continued to offer low rates on certificates of deposit, allowing balances to decline as United’s funding needs declined due to weak loan demand.

Wholesale Funding
The Bank is a shareholder in the Federal Home Loan Bank (“FHLB”) of Atlanta. Through this affiliation, FHLB secured advances totaled $40.6 million and $104 million as of June 30, 2011 and 2010, respectively. United anticipates continued use of this short- and long-term source of funds. FHLB advances outstanding at June 30, 2011 had fixed interest rates ranging up to 4.49%. During the second quarter of 2011 and the third quarter of 2010, United prepaid approximately $14.5 million and $50.0 million, respectively, of fixed-rate advances and incurred prepayment charges of $791,000 and $2.23 million, respectively. Additional information regarding FHLB advances is provided in Note 11 to the consolidated financial statements included in United’s 2010 Form 10-K.
At June 30, 2011 and 2010, United had $104 million in repurchase agreements and other short-term borrowings outstanding. United takes advantage of these additional sources of liquidity when rates are favorable compared to other forms of short-term borrowings, such as FHLB advances and brokered deposits.
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
United’s policy is based on the 12-month impact on net interest revenue of interest rate ramps that increase 200 basis points and decrease 200 basis points from the base scenario. In the ramp scenarios, rates change 25 basis points per month over the initial eight months. The policy limits the change in net interest revenue over the next 12 months to a 10% decrease in either scenario. The policy ramp and base scenarios assume a static balance sheet. Historically low rates on June 30, 2011 and 2010 made use of the down 200 basis points scenario problematic. At June 30, 2011 United’s simulation model indicated that a 200 basis point increase in rates would cause an approximate .01% increase in net interest revenue over the next twelve months, and a 25 basis point decrease would cause an approximate .75% increase in net interest revenue over the next twelve months. At June 30, 2010, United’s simulation model indicated that a 200 basis point increase in rates would cause an approximate .4% increase in net interest revenue and a 25 basis point decrease in rates over the next twelve months would cause an approximate .2% decrease in net interest revenue.
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

In order to manage its interest rate sensitivity, United periodically enters into off-balance sheet contracts that are considered derivative financial instruments. Derivative financial instruments can be a cost-effective and capital-effective means of modifying the repricing characteristics of on-balance sheet assets and liabilities. These contracts generally consist of interest rate swaps under which United pays a variable rate and receives a fixed rate and interest rate floor contracts where United pays a premium up front to a counterparty for the right to be compensated if a specified rate index falls below a pre-determined floor rate.
United’s derivative financial instruments are classified as either cash flow or fair value hedges. The change in fair value of cash flow hedges is recognized in other comprehensive income. Fair value hedges recognize currently in earnings both the effect of the change in the fair value of the derivative financial instrument and the offsetting effect of the change in fair value of the hedged asset or liability associated with the particular risk of that asset or liability being hedged. At June 30, 2011, United did not have any active derivative contracts outstanding.
From time to time, United will terminate swap or floor positions when conditions change and the position is no longer necessary to manage United’s overall sensitivity to changes in interest rates. In those situations where the terminated swap or floor was in an effective hedging relationship at the time of termination and the hedging relationship is expected to remain effective throughout the original term of the swap or floor, the resulting gain or loss is amortized over the remaining life of the original contract. For swap contracts, the gain or loss is amortized over the remaining original contract term using the straight line method of amortization. For floor contracts, the gain or loss is amortized over the remaining original contract term based on the original floorlet schedule. At June 30, 2011, United had $10.1 million in gains from terminated derivative positions included in other comprehensive income that will be amortized into earnings over their remaining original contract terms. Approximately $7.24 million is expected to be reclassified into interest revenue over the next twelve months.
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
The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and the maturities and sales of securities, as well as the ability to use these as collateral for borrowings on a secured basis. We also maintain excess funds in short-term interest-bearing assets that provide additional liquidity. Mortgage loans held for sale totaled $19.4 million at June 30, 2011, and typically turn over every 45 days as the closed loans are sold to investors in the secondary market. In addition, at June 30, 2011 United held $942 million in excess liquidity including $175 million in short-term commercial paper, $144 million in balances in excess of reserve requirements at the Federal Reserve Bank and $623 million in floating rate mortgage-backed securities.
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
At June 30, 2011, United had sufficient qualifying collateral to increase FHLB advances by $1.39 billion and Federal Reserve discount window capacity of $142 million. United’s internal policy limits brokered deposits to 25% of total assets. At June 30, 2011, United had the capacity to increase brokered deposits by $1.55 billion, subject to certain regulatory approvals, and still remain within this limit. In addition to these wholesale sources, United has the ability to attract retail deposits at any time by competing more aggressively on pricing.

As disclosed in United’s consolidated statement of cash flows, net cash provided by operating activities was $105 million for the six months ended June 30, 2011. The net loss of $135 million for the six month period included non-cash expenses for the provision for loan losses of $201 million and losses and write downs on foreclosed property of $60.5 million. As an offset, other assets increased $49 million, primarily due to an increase in deferred tax assets. Net cash used in investing activities of $436 million consisted primarily of purchases of securities of $1.02 billion and purchases of premises and equipment of $5.28 million, that were offset by proceeds from sales of securities of $107 million, maturities and calls of investment securities of $255 million, net proceeds from sales of other real estate and notes of $60.3 million, proceeds from note sales of $99.3 million, and a net decrease in loans of $64.8 million. Net cash provided by financing activities of $61.8 million consisted primarily of the proceeds from $362 million in newly issued common and preferred stock offset by a net decrease in deposits of $286 million. United also paid $15.3 million to settle FHLB advances totaling $14.5 million. In the opinion of management, United had a significant excess liquidity position at June 30, 2011, which was sufficient to meet its expected cash flow requirements.
Capital Resources and Dividends
Shareholders’ equity at June 30, 2011 was $860 million, an increase of $224 million from December 31, 2010. Accumulated other comprehensive income, which includes unrealized gains and losses on securities available for sale and the unrealized gains and losses on derivatives qualifying as cash flow hedges, is excluded in the calculation of regulatory capital adequacy ratios. Excluding the change in the accumulated other comprehensive income, shareholders’ equity increased $225 million from December 31, 2010.
During the first quarter of 2011, United closed the Private Placement. Pursuant to the Private Placement, the Investors purchased and United issued $32.9 million of the Company’s existing common stock, consisting of 3,467,699 shares, for $9.50 per share and issued $347 million in preferred stock consisting of $196 million of Series F Preferred Stock, and $151 million of Series G Preferred Stock. Under the terms of the Private Placement Agreement and following receipt of required shareholder approvals, which were received on June 16, 2011 at United’s annual shareholders’ meeting, the Series F Preferred Stock converted into 20,618,090 shares of voting common stock and the Series G Preferred Stock converted into 15,914,209 shares of non-voting common stock. Following such conversion, the Investors owned an aggregate of 24,085,801 shares of common stock and 15,914,199 shares of non-voting common stock. The Private Placement resulted in an increase to shareholders’ equity of $362 million, net of transaction costs.
On February 22, 2011, the Company entered into the Share Exchange Agreement with the Elm Ridge Parties. Under the Share Exchange Agreement, the Elm Ridge Parties agreed to transfer to the Company 1,551,126 shares of the Company’s common stock in exchange for 16,613 Series D Preferred Shares and warrants to purchase 1,551,126 common shares.
United accrued $2.60 million and $5.21 million in dividends, including accretion of discounts, on Series A and Series B preferred stock in the second quarter and first six months of 2011 as well as $414,000 and $587,000 in dividends on Series D preferred stock for the same periods.
United is currently subject to a board resolution required by the Federal Reserve that provides that United may not incur additional indebtedness, pay cash dividends, make payments on our trust preferred securities or repurchase outstanding stock without prior approval of the Federal Reserve. We were not given permission to pay interest on our trust preferred securities and dividends on our preferred stock during the first quarter of 2011. Effective April 15, 2011, United received approval from the Federal Reserve for payments of currently payable and previously deferred dividends and interest on its preferred stock and trust preferred securities.
The Bank is currently subject to an informal memorandum of understanding (“MOU”) which requires, among other things, that the Bank maintain its Tier 1 leverage ratio at not less than 8% and its total risk-based capital ratio at not less than 10% during the life of the MOU. Additionally, the MOU requires that, prior to declaring or paying any cash dividends to United, the Bank must obtain the written consent of its regulators. United is in compliance with all requirements of the MOU.

United’s common stock trades on the Nasdaq Global Select Market under the symbol “UCBI”. Below is a quarterly schedule of high, low and closing stock prices and average daily volume for 2011 and 2010.
Table 13 — Stock Price Information *

	2011				2010
				Avg Daily				Avg Daily
	High	Low	Close	Volume	High	Low	Close	Volume

First quarter	$11.85	$5.95	$11.65	227,321	$25.00	$16.05	$22.05	176,585
Second quarter	14.65	9.80	10.56	139,741	31.00	19.30	19.75	169,997
Third quarter					20.50	10.20	11.20	162,032
Fourth quarter					13.00	5.50	9.75	216,916

*	The stock price information shown above has been adjusted to reflect United’s 1 for 5 reverse stock split as though it had occurred at the beginning of the earliest reported period.
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
The following table shows United’s capital ratios, as calculated under regulatory guidelines, at June 30, 2011, December 31, 2010 and June 30, 2010.
Table 14 — Capital Ratios
(dollars in thousands)

	Regulatory		United Community Banks, Inc.
	Guidelines		(Consolidated)			United Community Bank
		Well	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,
	Minimum	Capitalized	2011	2010	2010	2011	2010	2010
Risk-based ratios:
Tier I capital	4.0%	6.0%	13.88%	9.67%	11.07%	13.62%	10.72%	10.90%
Total capital	8.0	10.0	16.40	12.11	13.85	15.41	12.48	12.67
Leverage ratio	3.0	5.0	8.71	6.75	7.72	8.54	7.45	7.71

Tier I capital			$643,012	$483,257	$568,047	$629,543	$534,161	$638,943
Total capital			759,891	605,204	710,765	712,181	621,807	743,137
United’s Tier I capital excludes other comprehensive income, and consists of shareholders’ equity and qualifying capital securities, less goodwill and deposit-based intangibles. Tier II capital components include supplemental capital items such as a qualifying allowance for loan losses and qualifying subordinated debt. Tier I capital plus Tier II capital components is referred to as Total Risk-Based capital.

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
There have been no material changes in United’s quantitative and qualitative disclosures about market risk as of June 30, 2011 from that presented in the Annual Report on Form 10-K for the year ended December 31, 2010. The interest rate sensitivity position at June 30, 2011 is included in management’s discussion and analysis on page 50 of this report.

Item 4.	Controls and Procedures
United’s management, including the Chief Executive Officer and Chief Financial Officer, supervised and participated in an evaluation of the Company’s disclosure controls and procedures as of June 30, 2011. Based on, and as of the date of that evaluation, United’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective in accumulating and communicating information to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures of that information under the Securities and Exchange Commission’s rules and forms and that the disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports that are filed or submitted by United under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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
We have incurred significant operating losses and our ability to maintain profitability is uncertain.
We incurred a net operating loss from continuing operations of $142 million for the first quarter of 2011. This compared to a net operating loss from continuing operations of $34.5 million for the first quarter of 2010. Diluted operating loss from continuing operations per common share was $7.87 for the first quarter of 2011, compared to a diluted operating loss from continuing operations per common share of $1.96 for the first quarter of 2010. The first quarter of 2011 operating loss largely reflects the Board of Director’s decision to adopt the Problem Asset Disposition Plan described above under “Summary—Recent Developments” to quickly dispose of problem assets following our successful Private Placement also described in “Summary—Recent Developments”. We incurred a net operating loss from continuing operations of $143 million, or $8.12 per share, for the year ended December 31, 2010; $139 million, or $12.37 per share, for the year ended December 31, 2009; and $63.9 million, or $6.81 per share, for the year ended December 31, 2008, in each case due primarily to credit losses and associated costs, including significant provisions for loan losses. Although we had net income of $4.6 million and diluted earnings per share of $.08 for the second quarter of 2011, we may continue to have a higher than normal level of nonperforming assets and substantial charge-offs in 2011, which would continue to adversely impact our overall financial condition and results of operations and could impair ability to maintain profitability.

Our ability to use our deferred tax asset balances may be materially impaired.
As of June 30, 2011, our net deferred tax asset balance was approximately $261 million, which includes approximately $212 million of federal and state net operating losses. We currently have a valuation allowance of $5.20 million against certain deferred state tax assets that have a very short carry forward period.
Our ability to use these tax benefits would be substantially limited if we were to experience an “ownership change” as defined under Section 382 of the Internal Revenue Code of 1986, as amended, and related Internal Revenue Service pronouncements. As a result of the Private Placement we did not incur an “ownership change”, but are close to the threshold. In general, an “ownership change” would occur if our “5-percent shareholders”, as defined under Section 382, collectively increased their ownership in United by more than 50% over a rolling three-year period. A corporation that experiences an ownership change will generally be subject to an annual limitation on the use of its pre-ownership change deferred tax assets equal to the equity value of the corporation immediately before the ownership change, multiplied by the long-term tax-exempt rate, which was 4.55% for ownership changes occurring in March 2011, the month in which United completed the Private Placement.
While we have taken measures to reduce the likelihood that future transactions in our stock will result in an ownership change, there can be no assurance that an ownership change will not occur in the future or that there will not be a change in applicable law that may result in an ownership change. More specifically, while our Tax Benefits Preservation Plan provides an economic disincentive for any one person or group to become a Threshold Holder (as defined in the plan) and for any existing Threshold Holder to acquire more than a specified amount of additional shares, there can be no assurance that the Tax Benefits Preservation Plan will deter a shareholder from increasing its ownership interests beyond the limits set by the plan. Such an increase could adversely affect our ownership change calculations.
In addition, valuation allowances may need to be maintained for deferred tax assets that we estimate are more likely than not to be unrealizable, based on available evidence at the time the estimate is made. Valuation allowances related to deferred tax assets can be affected by changes to tax laws, statutory tax rates, and future taxable income levels and based on input from our auditors, tax advisors or regulatory authorities. In the event that we were to determine that we would not be able to realize all or a portion of our net deferred tax assets in the future, we would reduce such amounts through a charge to income tax expense in the period in which that determination was made, which could have a material adverse impact on our financial condition and results of operations and our ability to maintain profitability.
Other than the risk factors mentioned above, there have been no material changes from the risk associated with our business and industry, as well as the risks related to legislative and regulatory events, contained in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds — None

Item 3.	Defaults upon Senior Securities — None

Item 4.	(Removed and Reserved)

Item 5.	Other Information — None

Item 6.	Exhibits

Exhibit No.	Description

3.1	Restated Articles of Incorporation of United Community Banks, Inc.

3.2
Amended and Restated Bylaws of United Community Banks, Inc., as amended (incorporated herein by reference to Exhibit 3.2 to United Community Banks, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2011, filed with the SEC on May 4, 2011).

4.1
See Exhibits 3.1 and 3.2 for provisions of the Restated Articles of Incorporation of United Community Banks, Inc., as amended, and the Amended and Restated Bylaws, as amended, of United Community Banks, Inc., which define the rights of security holders.

4.2
Second Amendment to Tax Benefits Preservation Plan, dated as of June 17, 2011 (incorporated herein by reference to Exhibit 1.1 to United Community Banks, Inc.’s Current Report on Form 8-K, filed with the SEC on June 21, 2011).

10.1
Asset Purchase and Sale Agreement, dated as of April 18, 2011, among United Community Bank, CF Southeast, LLC and CF Southeast Trust 2011-1 (incorporated herein by reference to Exhibit 10.3 to United Community Banks, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2011, filed with the SEC on May 4, 2011).

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

Date: August 8, 2011