Form 10-Q/A
period 2011-06-30
UNITED COMMUNITY BANKS INC
filed 2011-08-09
CIK 857855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
Amendment No. 1

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from                      to
Commission file number 001-35095
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

EXPLANATORY NOTE
United Community Banks, Inc. is filing this amendment on Form 10-Q/A for the quarter ended June 30, 2011 to submit electronically Interactive Data Files that were erroneously and inadvertently omitted. There have been no other changes made to the original filing, which is repeated in its entirety in this amendment.

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

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to the Report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED COMMUNITY BANKS, INC.
/s/ Jimmy C. Tallent
Jimmy C. Tallent
President and Chief Executive Officer (Principal Executive Officer)

/s/ Rex S. Schuette
Rex S. Schuette
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Alan H. Kumler
Alan H. Kumler
Senior Vice President and Controller (Principal Accounting Officer)

Date: August 9, 2011