Form 10-Q
period 2011-09-30
UNITED COMMUNITY BANKS INC
filed 2011-11-08
CIK 857855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2011
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
YES ☐ NO ☑
Common stock, par value $1 per share 41,611,596 shares voting and 15,914,209 shares non-voting outstanding as of October 31, 2011

Part I — Financial Information

Item 1 — Financial Statements
UNITED COMMUNITY BANKS, INC.
Consolidated Statement of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2011	2010	2011	2010
Interest revenue:
Loans, including fees	$59,294	$68,419	$181,359	$211,245
Investment securities, including tax exempt of $244, $279, $754 and $886	14,568	14,711	42,964	46,743
Federal funds sold, commercial paper and deposits in banks	261	719	1,832	2,416

Total interest revenue	74,123	83,849	226,155	260,404

Interest expense:
Deposits:
NOW	831	1,705	3,191	5,304
Money market	1,129	1,930	4,656	5,516
Savings	52	83	193	250
Time	9,086	16,099	31,813	54,015

Total deposit interest expense	11,098	19,817	39,853	65,085
Federal funds purchased, repurchase agreements and other short-term borrowings	1,081	1,068	3,197	3,162
Federal Home Loan Bank advances	441	796	1,601	2,747
Long-term debt	2,642	2,665	8,169	7,994

Total interest expense	15,262	24,346	52,820	78,988

Net interest revenue	58,861	59,503	173,335	181,416
Provision for loan losses	36,000	50,500	237,000	187,000

Net interest revenue after provision for loan losses	22,861	9,003	(63,665)	(5,584)

Fee revenue:
Service charges and fees	7,534	7,648	21,862	23,088
Mortgage loan and other related fees	1,148	2,071	3,594	5,151
Brokerage fees	836	731	2,204	1,884
Securities gains, net	—	2,491	838	2,552
Loss from prepayment of debt	—	(2,233)	(791)	(2,233)
Other	1,980	2,153	9,534	5,664

Total fee revenue	11,498	12,861	37,241	36,106

Total revenue	34,359	21,864	(26,424)	30,522

Operating expenses:
Salaries and employee benefits	25,262	24,891	76,622	72,841
Communications and equipment	3,284	3,620	10,006	10,404
Occupancy	3,794	3,720	11,673	11,370
Advertising and public relations	1,052	1,128	3,347	3,523
Postage, printing and supplies	1,036	1,019	3,239	3,009
Professional fees	2,051	2,117	7,731	6,238
Foreclosed property	2,813	19,752	69,603	45,105
FDIC assessments and other regulatory charges	2,603	3,256	11,660	10,448
Amortization of intangibles	748	793	2,270	2,389
Other	3,877	4,610	14,368	12,707
Goodwill impairment	—	210,590	—	210,590
Loss on sale of nonperforming assets	—	—	—	45,349

Total operating expenses	46,520	275,496	210,519	433,973

Loss from continuing operations before income taxes	(12,161)	(253,632)	(236,943)	(403,451)
Income tax benefit	(5,959)	(17,217)	(95,872)	(73,046)

Net loss from continuing operations	(6,202)	(236,415)	(141,071)	(330,405)
Loss from discontinued operations, net of income taxes	—	—	—	(101)
Gain from sale of subsidiary, net of income taxes and selling costs	—	—	—	1,266

Net loss	(6,202)	(236,415)	(141,071)	(329,240)
Preferred stock dividends and discount accretion	3,019	2,581	8,813	7,730

Net loss available to common shareholders	$(9,221)	$(238,996)	$(149,884)	$(336,970)

Loss from continuing operations per common share — Basic	$(.16)	$(12.62)	$(4.41)	$(17.89)
Loss from continuing operations per common share — Diluted	(.16)	(12.62)	(4.41)	(17.89)
Loss per common share — Basic	(.16)	(12.62)	(4.41)	(17.82)
Loss per common share — Diluted	(.16)	(12.62)	(4.41)	(17.82)
Weighted average common shares outstanding — Basic	57,599	18,936	33,973	18,905
Weighted average common shares outstanding — Diluted	57,599	18,936	33,973	18,905
See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC.
Consolidated Balance Sheet

	September 30,	December 31,	September 30,
(in thousands, except share and per share data)	2011	2010	2010
	(unaudited)	(audited)	(unaudited)
ASSETS
Cash and due from banks	$57,780	$95,994	$104,033
Interest-bearing deposits in banks	241,440	111,901	64,408
Federal funds sold, commercial paper and short-term investments	—	441,562	108,579

Cash and cash equivalents	299,220	649,457	277,020
Securities available for sale	1,769,083	1,224,417	1,053,518
Securities held to maturity (fair value $369,020, $267,988 and $263,012)	353,739	265,807	256,694
Mortgage loans held for sale	22,050	35,908	20,630
Loans, net of unearned income	4,109,875	4,604,126	4,759,504
Less allowance for loan losses	146,092	174,695	174,613

Loans, net	3,963,783	4,429,431	4,584,891
Assets covered by loss sharing agreements with the FDIC	83,623	131,887	144,581
Premises and equipment, net	176,839	178,239	178,842
Accrued interest receivable	19,744	24,299	24,672
Goodwill and other intangible assets	9,175	11,446	12,217
Foreclosed property	44,263	142,208	129,964
Net deferred tax asset	264,275	166,937	146,831
Other assets	153,329	183,160	183,189

Total assets	$7,159,123	$7,443,196	$7,013,049

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand	$966,452	$793,414	$783,251
NOW	1,299,512	1,424,781	1,338,371
Money market	1,030,370	891,252	804,644
Savings	200,231	183,894	186,617
Time:
Less than $100,000	1,393,559	1,496,700	1,498,379
Greater than $100,000	905,183	1,002,359	1,033,132
Brokered	209,998	676,772	354,243

Total deposits	6,005,305	6,469,172	5,998,637
Federal funds purchased, repurchase agreements, and other short-term borrowings	102,883	101,067	103,780
Federal Home Loan Bank advances	40,625	55,125	55,125
Long-term debt	120,206	150,146	150,126
Unsettled securities purchases	10,585	—	—
Accrued expenses and other liabilities	31,302	32,171	42,906

Total liabilities	6,310,906	6,807,681	6,350,574

Shareholders’ equity:
Preferred stock, $1 par value; 10,000,000 shares authorized;
Series A; $10 stated value; 21,700 shares issued and outstanding	217	217	217
Series B; $1,000 stated value; 180,000 shares issued and outstanding	176,739	175,711	175,378
Series D; $1,000 stated value; 16,613 shares issued and outstanding	16,613	—	—
Common stock, $1 par value; 100,000,000 shares authorized; 41,595,692, 18,937,001 and 18,886,660 shares issued and outstanding	41,596	18,937	18,887
Common stock, non-voting, $1 par value; 30,000,000 shares authorized; 15,914,209 shares issued and outstanding	15,914	—	—
Common stock issuable; 88,501, 67,287 and 61,119 shares	3,590	3,894	3,961
Capital surplus	1,052,690	741,244	740,151
Accumulated deficit	(485,451)	(335,567)	(316,587)
Accumulated other comprehensive income	26,309	31,079	40,468

Total shareholders’ equity	848,217	635,515	662,475

Total liabilities and shareholders’ equity	$7,159,123	$7,443,196	$7,013,049

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC.
Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)
For the Nine Months Ended September 30,

										(Accumulated	Accumulated
	Preferred Stock						Non-Voting	Common		Deficit)	Other
	Series	Series	Series	Series	Series	Common	Common	Stock	Capital	Retained	Comprehensive
(in thousands, except share and per share data)	A	B	D	F	G	Stock	Stock	Issuable	Surplus	Earnings	Income	Total
Balance, December 31, 2009	$217	$174,408	$—	$—	$—	$18,809	$—	$3,597	$697,271	$20,384	$47,635	$962,321
Comprehensive income:
Net loss										(329,240)		(329,240)
Other comprehensive income (loss):
Unrealized holding gains on available for sale securities, net of deferred tax expense and reclassification adjustment											739	739
Unrealized losses on derivative financial instruments qualifying as cash flow hedges, net of deferred tax benefit											(7,906)	(7,906)

Comprehensive loss										(329,240)	(7,167)	(336,407)
Issuance of equity instruments in private equity transaction									39,813			39,813
Common stock issued to dividend reinvestment plan and employee benefit plans (72,281 shares)						73			1,326			1,399
Amortization of stock option and restricted stock									1,887			1,887
Vesting of restricted stock (2,112 shares issued, 8,304 shares deferred)						2		607	(609)			—
Deferred compensation plan, net, including dividend equivalents								227				227
Shares issued from deferred compensation plan (3,145 shares)						3		(470)	463			(4)
Dividends on Series A preferred stock										(11)		(11)
Dividends on Series B preferred stock		970								(7,720)		(6,750)

Balance, September 30, 2010	$217	$175,378	$—	$—	$—	$18,887	$—	$3,961	$740,151	$(316,587)	$40,468	$662,475

Balance, December 31, 2010	$217	$175,711	$—	$—	$—	$18,937	$—	$3,894	$741,244	$(335,567)	$31,079	$635,515
Comprehensive loss:
Net loss										(141,071)		(141,071)
Other comprehensive loss:
Unrealized holding gains on available for sale securities, net of deferred tax expense and reclassification adjustment											2,910	2,910
Unrealized losses on derivative financial instruments qualifying as cash flow hedges, net of deferred tax benefit											(7,680)	(7,680)

Comprehensive loss										(141,071)	(4,770)	(145,841)
Penalty received on incomplete private equity transaction, net of tax expense									2,375			2,375
Preferred for common equity exchange related to tax benefits preservation plan (1,551,126 common shares)			16,613			(1,551)			(15,062)			—
Conversion of Series F and Series G Preferred Stock (20,618,156 voting and 15,914,209 non-voting common shares)				(195,872)	(151,185)	20,618	15,914		310,525			—
Common stock issued to dividend reinvestment plan and employee benefit plans (113,787 shares)						114			987			1,101
Common and preferred stock issued (3,467,699 common shares)				195,872	151,185	3,468			11,035			361,560
Amortization of stock options and restricted stock awards									1,485			1,485
Vesting of restricted stock (6,709 shares issued, 6,382 shares deferred)						7		54	(61)			—
Deferred compensation plan, net, including dividend equivalents								183				183
Shares issued from deferred compensation plan (3,466 shares)						3		(541)	538			—
Tax on option exercise and restricted stock vesting									(376)			(376)
Dividends on Series A preferred stock										(10)		(10)
Dividends on Series B preferred stock		1,028								(7,798)		(6,770)
Dividends on Series D preferred stock										(1,005)		(1,005)

Balance, September 30, 2011	$217	$176,739	$16,613	$—	$—	$41,596	$15,914	$3,590	$1,052,690	$(485,451)	$26,309	$848,217

Comprehensive loss for the third quarters of 2011 and 2010 was $10.2 million and $241 million, respectively.
See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC.
Consolidated Statement of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
(in thousands)	2011	2010
Operating activities:
Net loss	$(141,071)	$(329,240)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and accretion	14,670	11,961
Provision for loan losses	237,000	187,000
Goodwill impairment charge	—	210,590
Stock based compensation	1,485	1,887
Securities gains, net	(838)	(2,552)
Losses and write downs on sales of other real estate owned	61,473	33,477
Gain from sale of subsidiary	—	(2,110)
Loss on sale of nonperforming assets	—	45,349
Loss on prepayment of borrowings	791	2,233
Changes in assets and liabilities:
Other assets and accrued interest receivable	(35,735)	(17,528)
Accrued expenses and other liabilities	(2,739)	(1,949)
Mortgage loans held for sale	13,858	9,596

Net cash provided by operating activities	148,894	148,714

Investing activities:
Investment securities held to maturity:
Proceeds from maturities and calls	52,520	81,384
Purchases	(142,777)	(24,128)
Investment securities available for sale:
Proceeds from sales	106,603	75,528
Proceeds from maturities and calls	363,333	634,305
Purchases	(1,000,378)	(544,793)
Net decrease in loans	106,341	65,570
Proceeds from loan sales	99,298	24,723
Proceeds from sales of premises and equipment	636	81
Purchases of premises and equipment	(6,442)	(5,057)
Net cash received from sale of subsidiary	—	2,842
Net cash received from sale of nonperforming assets	—	20,618
Proceeds from sale of other real estate	70,951	110,459

Net cash (used in) provided by investing activities	(349,915)	441,532

Financing activities:
Net change in deposits	(463,867)	(625,437)
Net change in federal funds purchased, repurchase agreements, and other short-term borrowings	1,816	2,391
Repayments of Federal Home Loan Bank advances	(15,291)	(61,181)
Repayments of long-term debt	(30,000)	—
Proceeds from issuance of common stock for dividend reinvestment and employee benefit plans	1,101	1,395
Proceeds from issuance of common and preferred stock, net of offering costs	361,560	—
Proceeds from penalty on incomplete private equity transaction	3,250	—
Cash dividends on preferred stock	(7,785)	(6,761)

Net cash used in financing activities	(149,216)	(689,593)

Net change in cash and cash equivalents	(350,237)	(99,347)

Cash and cash equivalents at beginning of period	649,457	376,367

Cash and cash equivalents at end of period	$299,220	$277,020

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$55,580	$89,359
Income taxes	179	(37,194)
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
Note 2 — Accounting Standards Updates
In July 2011, the FASB issued Accounting Standards Update No. 2011-06, Fees Paid to the Federal Government by Health Insurers (“ASU No. 2011-06”). ASU No. 2011-06 states that the liability for the annual fee for health insurers mandated by the Patient protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act, should be estimated and recorded in full once the entity provides qualifying health insurance. Along with the fee liability, a corresponding deferred cost should be recorded and amortized into expense, typically using a straight-line method. ASU No. 2011-06 is effective for calendar years beginning after December 31, 2013, and does not apply to United.
In July 2011, the FASB issued Accounting Standards Update No. 2011-07, Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities (“ASU No. 2011-07”). ASU No. 2011-07 requires certain health care entities to change the presentation of their statement of operations by reclassifying the provision for bad debts associated with patient service revenue from an operating expense to a deduction from patient service revenue. Also, these entities are required to provide enhanced disclosure about their policies on recognizing revenue and assessing bad debts. The guidance is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2012, and does not apply to United.
In September 2011, the FASB issued Accounting Standards Update No. 2011-08, Testing Goodwill for Impairment (“ASU No. 2011-08”). ASU No. 2011-08 allows an entity first to assess qualitatively whether it is necessary to perform step one of the two-step annual goodwill impairment test. An entity is required to perform step one only if the entity concludes that it is more likely than not that a reporting unit’s fair value is less than its carrying amount (that is, a likelihood of more than 50 percent). This amends the existing guidance, which required entities to perform step one of the test, at least annually, by calculating and comparing the fair value of a reporting unit to its carrying amount. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. However, an entity can choose to early adopt the revised standard even if its annual test date is before September 15, 2011 (the date on which the revised standard was issued), provided that the entity has not yet issued its financial statements for the period that includes its annual test date. Since United has no goodwill balance, ASU No. 2011-08 will not currently have an impact on the Company’s financial position, results of operation, or disclosures.
In September 2011, the FASB issued Accounting Standards Update No. 2011-09, Disclosures about an Employer’s Participation in a Multiemployer Plan (“ASU No. 2011-09”). ASU No. 2011-09 is intended to provide more information about an employer’s financial obligations to a multiemployer pension plan and, therefore help financial statement users better understand the financial health of all significant plans in which the employer participates. It is effective for public entities for fiscal years ending after December 15, 2011, with a one year deferral for non-public entities. United does not participate in a multiemployer plan, so this revised standard does not apply to the Company.

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
Under the loss sharing agreement, the portion of the losses expected to be indemnified by the FDIC is considered an indemnification asset in accordance with ASC 805 Business Combinations. The indemnification asset, referred to as “estimated loss reimbursement from the FDIC,” is included in the balance of “Assets covered by loss sharing agreements with the FDIC” on the Consolidated Balance Sheet. The indemnification asset was recognized at fair value, which was estimated at the acquisition date based on the terms of the loss sharing agreement. The indemnification asset is expected to be collected over a four-year average life. No valuation allowance was required.
Loans, foreclosed property and the estimated FDIC reimbursement resulting from the loss sharing agreements with the FDIC are reported as “Assets covered by loss sharing agreements with the FDIC” in the consolidated balance sheet.
The table below shows the components of covered assets at September 30, 2011 (in thousands).

	Purchased	Other
	Impaired	Purchased
(in thousands)	Loans	Loans	Other	Total

Commercial (secured by real estate)	$—	$34,546	$—	$34,546
Commercial (commercial and industrial)	—	2,485	—	2,485
Construction and land development	1,771	10,282	—	12,053
Residential mortgage	186	8,376	—	8,562
Installment	6	181	—	187

Total covered loans	1,963	55,870	—	57,833
Covered foreclosed property	—	—	11,488	11,488
Estimated loss reimbursement from the FDIC	—	—	14,302	14,302

Total covered assets	$1,963	$55,870	$25,790	$83,623

Note 4 — Securities
Realized gains and losses are derived using the specific identification method for determining the cost of securities sold. The following table summarizes securities sales activity for the three and nine month periods ended September 30, 2011 and 2010 (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Proceeds from sales	$—	$34,711	$106,603	$75,528

Gross gains on sales	$—	$2,491	$1,169	$3,751
Gross losses on sales	—	—	331	249
Impairment losses	—	—	—	950

Net gains on sales of securities	$—	$2,491	$838	$2,552

Income tax expense attributable to sales	$—	$969	$326	$993

Substantially all securities with a carrying value of $1.89 billion, $1.43 billion, and $1.26 billion were pledged to secure public deposits, FHLB advances and other secured borrowings at September 30, 2011, December 31, 2010 and September 30, 2010, respectively.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Securities are classified as held to maturity when management has the positive intent and ability to hold them until maturity. Securities held to maturity are carried at amortized cost. The amortized cost, gross unrealized gains and losses and fair value of securities held to maturity at September 30, 2011, December 31, 2010 and September 30, 2010 are as follows (in thousands).

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
As of September 30, 2011
U.S. Government agencies	$5,000	$17	$—	$5,017
State and political subdivisions	50,185	3,721	22	53,884
Mortgage-backed securities (1)	298,554	11,871	306	310,119

Total	$353,739	$15,609	$328	$369,020

As of December 31, 2010
U.S. Government agencies	$11,939	$79	$—	$12,018
State and political subdivisions	47,007	416	1,005	46,418
Mortgage-backed securities (1)	206,861	2,700	9	209,552

Total	$265,807	$3,195	$1,014	$267,988

As of September 30, 2010
U.S. Government agencies	$6,961	$124	$—	$7,085
State and political subdivisions	30,752	1,271	—	32,023
Mortgage-backed securities (1)	218,981	4,929	6	223,904

Total	$256,694	$6,324	$6	$263,012

(1)	All are residential type mortgage-backed securities
The cost basis, unrealized gains and losses, and fair value of securities available for sale at September 30, 2011, December 31, 2010 and September 30, 2010 are presented below (in thousands).

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
As of September 30, 2011
U.S. Government agencies	$33,597	$109	$—	$33,706
State and political subdivisions	25,435	1,400	4	26,831
Mortgage-backed securities (1)	1,556,639	39,177	416	1,595,400
Corporate securities	119,066	—	8,424	110,642
Other	2,504	—	—	2,504

Total	$1,737,241	$40,686	$8,844	$1,769,083

As of December 31, 2010
U.S. Government agencies	$99,969	$67	$1,556	$98,480
State and political subdivisions	27,600	878	36	28,442
Mortgage-backed securities (1)	963,475	29,204	1,671	991,008
Corporate securities	105,359	192	1,516	104,035
Other	2,452	—	—	2,452

Total	$1,198,855	$30,341	$4,779	$1,224,417

As of September 30, 2010
U.S. Government agencies	$127,989	$714	$—	$128,703
State and political subdivisions	29,209	1,434	6	30,637
Mortgage-backed securities (1)	762,322	35,060	61	797,321
Corporate securities	95,480	61	1,136	94,405
Other	2,452	—	—	2,452

Total	$1,017,452	$37,269	$1,203	$1,053,518

(1)	All are residential type mortgage-backed securities

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The following table summarizes held to maturity securities in an unrealized loss position as of September 30, 2011, December 31, 2010 and September 30, 2010 (in thousands).

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
As of September 30, 2011
State and political subdivisions	$354	$22	$—	$—	$354	$22
Mortgage-backed securities	9,828	306	—	—	9,828	306

Total unrealized loss position	$10,182	$328	$—	$—	$10,182	$328

As of December 31, 2010
State and political subdivisions	$28,949	$1,005	$—	$—	$28,949	$1,005
Mortgage-backed securities	1,951	9	—	—	1,951	9

Total unrealized loss position	$30,900	$1,014	$—	$—	$30,900	$1,014

As of September 30, 2010
Mortgage-backed securities	$1,964	$6	$—	$—	$1,964	$6

Total unrealized loss position	$1,964	$6	$—	$—	$1,964	$6

The following table summarizes available for sale securities in an unrealized loss position as of September 30, 2011, December 31, 2010 and September 30, 2010 (in thousands).

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
As of September 30, 2011
State and political subdivisions	—	—	10	4	10	4
Mortgage-backed securities	255,896	416	—	—	255,896	416
Corporate securities	44,251	3,765	66,341	4,659	110,592	8,424

Total unrealized loss position	$300,147	$4,181	$66,351	$4,663	$366,498	$8,844

As of December 31, 2010
U.S. Government agencies	$68,412	$1,556	$—	$—	$68,412	$1,556
State and political subdivisions	1,082	30	12	6	1,094	36
Mortgage-backed securities	59,505	1,630	2,799	41	62,304	1,671
Corporate securities	69,985	1,516	—	—	69,985	1,516
Other	—	—	—	—	—	—

Total unrealized loss position	$198,984	$4,732	$2,811	$47	$201,795	$4,779

As of September 30, 2010
State and political subdivisions	$—	$—	$12	$6	$12	$6
Mortgage-backed securities	5,055	1	10,730	60	15,785	61
Corporate securities	59,864	1,136	—	—	59,864	1,136

Total unrealized loss position	$64,919	$1,137	$10,742	$66	$75,661	$1,203

At September 30, 2011, there were 32 available for sale securities and 2 held to maturity securities that were in an unrealized loss position. United does not intend to sell nor believes it will be required to sell securities in an unrealized loss position prior to the recovery of their amortized cost basis. Unrealized losses at September 30, 2011 were primarily attributable to changes in interest rates.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, among other factors. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analyst’s reports. During the nine months ended September 30, 2010, United recorded impairment losses of $950,000 on investments in financial institutions that showed evidence of other-than-temporary impairment. No impairment losses were identified in the first nine months of 2011.
The amortized cost and fair value of held to maturity and available for sale securities at September 30, 2011, by contractual maturity, are presented in the following table (in thousands).

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

U.S. Government agencies:
5 to 10 years	$25,000	$25,047	$—	$—
More than 10 years	8,597	8,659	5,000	5,017

	33,597	33,706	5,000	5,017

State and political subdivisions:
Within 1 year	4,357	4,398	—	—
1 to 5 years	14,291	15,198	4,821	5,081
5 to 10 years	5,939	6,344	19,483	21,132
More than 10 years	848	891	25,881	27,671

	25,435	26,831	50,185	53,884

Corporate securities:
1 to 5 years	18,549	16,848	—	—
5 to 10 years	99,517	93,494	—	—
More than 10 years	1,000	300	—	—

	119,066	110,642	—	—

Other:
More than 10 years	2,504	2,504	—	—

	2,504	2,504	—	—

Total securities other than mortgage-backed securities:
Within 1 year	4,357	4,398	—	—
1 to 5 years	32,840	32,046	4,821	5,081
5 to 10 years	130,456	124,885	19,483	21,132
More than 10 years	12,949	12,354	30,881	32,688

Mortgage-backed securities	1,556,639	1,595,400	298,554	310,119

	$1,737,241	$1,769,083	$353,739	$369,020

Expected maturities may differ from contractual maturities because issuers and borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 5 — Loans and Allowance for Loan Losses
Major classifications of loans as of September 30, 2011, December 31, 2010 and September 30, 2010, are summarized as follows (in thousands).

	September 30,	December 31,	September 30,
	2011	2010	2010
Commercial (secured by real estate)	$1,771,101	$1,761,424	$1,781,271
Commercial construction	168,531	296,582	309,519
Commercial (commercial and industrial)	429,043	441,518	456,368

Total commercial	2,368,675	2,499,524	2,547,158
Residential construction	474,552	695,166	763,424
Residential mortgage	1,149,678	1,278,780	1,315,994
Consumer installment	116,970	130,656	132,928

Total loans	4,109,875	4,604,126	4,759,504
Less allowance for loan losses	146,092	174,695	174,613

Loans, net	$3,963,783	$4,429,431	$4,584,891

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
Changes in the allowance for loan losses for the three and nine months ended September 30, 2011 and 2010 are summarized as follows (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Balance beginning of period	$127,638	$174,111	$174,695	$155,602
Provision for loan losses	36,000	50,500	237,000	187,000
Charge-offs:
Commercial (secured by real estate)	2,270	14,343	54,410	27,070
Commercial construction	1,705	1,989	52,400	5,660
Commercial (commercial and industrial)	866	1,458	5,832	7,776
Residential construction	7,668	25,661	106,692	111,632
Residential mortgage	6,399	8,043	47,742	19,435
Consumer installment	970	1,162	2,949	3,708

Total loans charged-off	19,878	52,656	270,025	175,281

Recoveries:
Commercial (secured by real estate)	78	131	352	1,137
Commercial construction	80	17	191	22
Commercial (commercial and industrial)	446	251	849	1,592
Residential construction	1,287	1,727	1,544	3,083
Residential mortgage	289	348	660	672
Consumer installment	152	184	826	786

Total recoveries	2,332	2,658	4,422	7,292

Net charge-offs	17,546	49,998	265,603	167,989

Balance end of period	$146,092	$174,613	$146,092	$174,613

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
At September 30, 2011, December 31, 2010 and September 30, 2010, loans with a carrying value of $1.37 billion, $1.02 billion and $1.10 billion were pledged as collateral to secure FHLB advances and other contingent funding sources.
The following table presents the balance and activity in the allowance for loan losses by portfolio segment and the recorded investment in loans by portfolio segment based on the impairment method as of September 30, 2011, December 31, 2010 and September 30, 2010 (in thousands).

			Commercial
	Commercial		(Commercial
	(Secured by	Commercial	and	Residential	Residential	Consumer
	Real Estate)	Construction	Industrial)	Construction	Mortgage	Installment	Unallocated	Total
Nine Months Ended September 30, 2011
Allowance for loan losses:
Beginning balance	$31,191	$6,780	$7,580	$92,571	$22,305	$3,030	$11,238	$174,695
Charge-offs	(54,410)	(52,400)	(5,832)	(106,692)	(47,742)	(2,949)	—	(270,025)
Recoveries	352	191	849	1,544	660	826	—	4,422
Provision	48,344	54,133	20,174	57,842	53,786	1,296	1,425	237,000

Ending balance	$25,477	$8,704	$22,771	$45,265	$29,009	$2,203	$12,663	$146,092

Ending allowance attributable to loans:
Individually evaluated for impairment	$4,070	$4,038	$17,067	$7,267	$1,062	$37	$—	$33,541
Collectively evaluated for impairment	21,407	4,666	5,704	37,998	27,947	2,166	12,663	112,551

Total ending allowance balance	$25,477	$8,704	$22,771	$45,265	$29,009	$2,203	$12,663	$146,092

Loans:
Individually evaluated for impairment	$54,126	$23,844	$52,433	$44,189	$8,043	$95	$—	$182,730
Collectively evaluated for impairment	1,716,975	144,687	376,610	430,363	1,141,635	116,875	—	3,927,145

Total loans	$1,771,101	$168,531	$429,043	$474,552	$1,149,678	$116,970	$—	$4,109,875

December 31, 2010
Allowance for loan losses:
Ending allowance attributable to loans:
Individually evaluated for impairment	$268	$—	$—	$644	$137	$—	$—	$1,049
Collectively evaluated for impairment	30,923	6,780	7,580	91,927	22,168	3,030	11,238	173,646

Total ending allowance balance	$31,191	$6,780	$7,580	$92,571	$22,305	$3,030	$11,238	$174,695

Loans:
Individually evaluated for impairment	$41,818	$20,311	$5,874	$39,505	$15,468	$—	$—	$122,976
Collectively evaluated for impairment	1,719,606	276,271	435,644	655,661	1,263,312	130,656	—	4,481,150

Total loans	$1,761,424	$296,582	$441,518	$695,166	$1,278,780	$130,656	$—	$4,604,126

Nine Months Ended September 30, 2010
Allowance for loan losses:
Beginning balance	$19,208	$5,861	$6,892	$93,585	$17,266	$2,545	$10,245	$155,602
Charge-offs	(27,070)	(5,660)	(7,776)	(111,632)	(19,435)	(3,708)	—	(175,281)
Recoveries	1,137	22	1,592	3,083	672	786	—	7,292
Provision	30,412	7,764	7,667	116,913	21,394	3,409	(559)	187,000

Ending balance	$23,687	$7,987	$8,375	$101,949	$19,897	$3,032	$9,686	$174,613

Ending allowance attributable to loans:
Individually evaluated for impairment	$15	$578	$—	$653	$20	$—	$—	$1,266
Collectively evaluated for impairment	23,672	7,409	8,375	101,296	19,877	3,032	9,686	173,347

Total ending allowance balance	$23,687	$7,987	$8,375	$101,949	$19,897	$3,032	$9,686	$174,613

Loans:
Individually evaluated for impairment	$47,880	$15,156	$8,182	$60,691	$25,067	$—	$—	$156,976
Collectively evaluated for impairment	1,733,391	294,363	448,186	702,733	1,290,927	132,928	—	4,602,528

Total loans	$1,781,271	$309,519	$456,368	$763,424	$1,315,994	$132,928	$—	$4,759,504

United reviews all loans that are on nonaccrual with a balance of $500,000 or greater for impairment. A loan is considered impaired when, based on current events and circumstances, it is probable that all amounts due, according to the contractual terms of the loan, will not be collected. All troubled debt restructurings are considered impaired regardless of accrual status. Impaired loans are measured based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, at the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. Interest payments received on impaired nonaccrual loans are applied as a reduction of the outstanding principal balance. Impairment amounts calculated for nonaccrual collateral-dependent loans $500,000 and greater are recorded quarterly. Specific reserves are recorded in the allowance for loan losses for impairment amounts calculated on nonaccrual, non-collateral-dependent loans $500,000 and greater, and all accruing troubled debt restructured loans.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
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
The recorded investments in individually evaluated impaired loans at September 30, 2011, December 31, 2010 and September 30, 2010 were as follows (in thousands).

	September 30,	December 31,	September 30,
	2011	2010	2010

Period-end loans with no allocated allowance for loan losses	$66,636	$115,338	$149,865
Period-end loans with allocated allowance for loan losses	116,094	7,638	7,111

Total	$182,730	$122,976	$156,976

Amount of allowance for loan losses allocated	$33,541	$1,049	$1,266
The average balances of impaired loans and income recognized on impaired loans while they were considered impaired is presented below for the three and nine months ended September 30, 2011 and 2010 (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Average balance of individually evaluated impaired loans during period	$109,164	$159,271	$81,031	$180,531
Interest income recognized during impairment	797	—	797	—
Cash-basis interest income recognized	630	—	630	—
The following table presents loans individually evaluated for impairment by class of loans as of September 30, 2011, December 31, 2010 and September 30, 2010 (in thousands).

	September 30, 2011			December 31, 2010			September 30, 2010
			Allowance			Allowance			Allowance
	Unpaid		for Loan	Unpaid		for Loan	Unpaid		for Loan
	Principal	Recorded	Losses	Principal	Recorded	Losses	Principal	Recorded	Losses
	Balance	Investment	Allocated	Balance	Investment	Allocated	Balance	Investment	Allocated
With no related allowance recorded:
Commercial (secured by real estate)	$45,242	$38,242	$—	$60,238	$39,588	$—	$64,951	$46,179	$—
Commercial construction	6,803	6,309	—	33,898	20,311	—	27,876	13,041	—
Commercial (commercial and industrial)	48	48	—	10,115	5,874	—	12,078	8,182	—

Total commercial	52,093	44,599	—	104,251	65,773	—	104,905	67,402	—
Residential construction	31,646	16,421	—	59,502	34,597	—	97,152	57,907	—
Residential mortgage	7,745	5,588	—	21,528	14,968	—	33,413	24,556	—
Consumer installment	28	28	—	—	—	—	—	—	—

Total with no related allowance recorded	91,512	66,636	—	185,281	115,338	—	235,470	149,865	—

With an allowance recorded:
Commercial (secured by real estate)	16,173	15,884	4,070	2,230	2,230	268	2,283	1,701	15
Commercial construction	17,850	17,535	4,038	—	—	—	2,115	2,115	578
Commercial (commercial and industrial)	54,259	52,385	17,067	—	—	—	—	—	—

Total commercial	88,282	85,804	25,175	2,230	2,230	268	4,398	3,816	593
Residential construction	28,428	27,768	7,267	14,480	4,908	644	4,500	2,784	653
Residential mortgage	2,455	2,455	1,062	500	500	137	511	511	20
Consumer installment	67	67	37	—	—	—	—	—	—

Total with an allowance recorded	119,232	116,094	33,541	17,210	7,638	1,049	9,409	7,111	1,266

Total	$210,744	$182,730	$33,541	$202,491	$122,976	$1,049	$244,879	$156,976	$1,266

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
There were no loans more than 90 days past due and still accruing interest at September 30, 2011, December 31, 2010 or September 30, 2010. Nonaccrual loans at September 30, 2011, December 31, 2010 and September 30, 2010 were $144 million, $179 million and $218 million, respectively. Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually evaluated impaired loans with larger balances.
The following table presents the recorded investment (unpaid principal less amounts charged-off) in nonaccrual loans by loan class as of September 30, 2011, December 31, 2010 and September 30, 2010 (in thousands).

	Nonaccrual Loans
	September 30,		December 31,	September 30,
	2011		2010	2010

Commercial (secured by real estate)	$21,998		$44,927	$53,646
Commercial construction	11,370		21,374	17,279
Commercial (commercial and industrial)	53,009		5,611	7,670

Total commercial	86,377		71,912	78,595
Residential construction	34,472		54,505	79,321
Residential mortgage	22,671		51,083	58,107
Consumer installment	964		1,594	1,743

Total	$144,484		$179,094	$217,766

Balance as a percentage of unpaid principal	77.8%	(1)	67.2%	70.0%

(1)	Excluding single loan relationship with $25 million special allowance classified as nonaccrual in the third quarter, the ratio is 62.2%.
The following table presents the aging of the recorded investment in past due loans as of September 30, 2011, December 31, 2010 and September 30, 2010 by class of loans (in thousands).

			Greater
			Than 90
	30 - 59 Days	60 - 89 Days	Days Past	Total Past	Loans Not
	Past Due	Past Due	Due	Due	Past Due	Total
As of September 30, 2011
Commercial (secured by real estate)	$4,587	$4,730	$10,594	$19,911	$1,751,190	$1,771,101
Commercial construction	149	173	2,107	2,429	166,102	168,531
Commercial (commercial and industrial)	1,141	1,507	691	3,339	425,704	429,043

Total commercial	5,877	6,410	13,392	25,679	2,342,996	2,368,675
Residential construction	2,685	2,403	14,546	19,634	454,918	474,552
Residential mortgage	13,979	3,308	12,471	29,758	1,119,920	1,149,678
Consumer installment	1,531	404	291	2,226	114,744	116,970

Total loans	$24,072	$12,525	$40,700	$77,297	$4,032,578	$4,109,875

As of December 31, 2010
Commercial (secured by real estate)	$10,697	$3,672	$19,457	$33,826	$1,727,598	$1,761,424
Commercial construction	4,616	2,917	9,189	16,722	279,860	296,582
Commercial (commercial and industrial)	2,016	2,620	3,092	7,728	433,790	441,518

Total commercial	17,329	9,209	31,738	58,276	2,441,248	2,499,524
Residential construction	13,599	5,158	34,673	53,430	641,736	695,166
Residential mortgage	24,375	7,780	38,209	70,364	1,208,416	1,278,780
Consumer installment	2,104	462	808	3,374	127,282	130,656

Total loans	$57,407	$22,609	$105,428	$185,444	$4,418,682	$4,604,126

As of September 30, 2010
Commercial (secured by real estate)	$11,121	$7,870	$34,918	$53,909	$1,727,362	$1,781,271
Commercial construction	3,399	2,009	9,310	14,718	294,801	309,519
Commercial (commercial and industrial)	1,941	1,166	4,824	7,931	448,437	456,368

Total commercial	16,461	11,045	49,052	76,558	2,470,600	2,547,158
Residential construction	13,025	25,330	46,626	84,981	678,443	763,424
Residential mortgage	24,911	9,262	40,155	74,328	1,241,666	1,315,994
Consumer installment	1,785	614	861	3,260	129,668	132,928

Total loans	$56,182	$46,251	$136,694	$239,127	$4,520,377	$4,759,504

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of September 30, 2011 and December 31, 2010, $7.75 million and $173,000 of specific reserves were allocated to customers whose loan terms have been modified in troubled debt restructurings. There were no specific reserves established for loans considered to be troubled debt restructurings at September 30, 2010. United committed to lend additional amounts totaling up to $1.06 million, $1.17 million, and $256,000 as of September 30, 2011 and December 31, 2010, and September 30, 2010 respectively, to customers with outstanding loans that are classified as troubled debt restructurings.
The following table presents additional information on troubled debt restructurings including the number of loan contracts restructured and the pre and post modification recorded investment. (dollars in thousands).

		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment
As of September 30, 2011
Commercial (secured by real estate)	31	$41,177	$38,177
Commercial construction	7	14,123	14,123
Commercial (commercial and industrial)	7	304	304

Total commercial	45	55,604	52,604
Residential construction	46	21,369	20,374
Residential mortgage	16	2,792	2,635
Consumer installment	3	95	95

Total loans	110	$79,860	$75,708

As of December 31, 2010
Commercial (secured by real estate)	41	$40,649	$36,759
Commercial construction	16	37,980	37,067
Commercial (commercial and industrial)	7	645	364

Total commercial	64	79,274	74,190
Residential construction	63	22,012	20,782
Residential mortgage	43	6,574	6,285
Consumer installment	7	124	124

Total loans	177	$107,984	$101,381

As of September 30, 2010
Commercial (secured by real estate)	40	$31,142	$27,145
Commercial construction	10	11,499	10,587
Commercial (commercial and industrial)	7	193	193

Total commercial	57	42,834	37,925
Residential construction	57	22,640	20,954
Residential mortgage	38	7,016	6,492
Consumer installment	5	944	944

Total loans	157	$73,434	$66,315

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The following table presents the number of contracts and the recorded investment for those trouble debt restructurings that have subsequently defaulted which we define as 90 days or more past due (dollars in thousands).

	Troubled Debt Restructurings That Have Subsequently Defaulted
	Three Months Ended		Nine Months Ended
	September 30, 2011		September 30, 2011
	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment

Commercial (secured by real estate)	—	$—	3	$1,337
Commercial construction	—	—	—	—
Commercial (commercial and industrial)	—	—	1	44

Total commercial	—	—	4	1,381
Residential construction	4	679	7	1,242
Residential mortgage	1	56	2	402
Consumer installment	—	—	1	28

Total loans	5	$735	14	$3,053

Risk Ratings
United categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, current industry and economic trends, among other factors. United analyzes loans individually by classifying the loans as to credit risk. This analysis is performed on a continuous basis. United uses the following definitions for its risk ratings:
Watch. Loans in this category are presently protected from apparent loss; however weaknesses exist that could cause future impairment, including the deterioration of financial ratios, past due status and questionable management capabilities. These loans require more than the ordinary amount of supervision. Collateral values generally afford adequate coverage, but may not be immediately marketable.
Substandard. These loans are inadequately protected by the current net worth and paying capacity of the obligor or by the collateral pledged. Specific and well-defined weaknesses exist that may include poor liquidity and deterioration of financial ratios. The loan may be past due and related deposit accounts experiencing overdrafts. There is the distinct possibility that the Company will sustain some loss if deficiencies are not corrected. Immediate corrective action is necessary.
Doubtful. Specific weaknesses characterized as Substandard that are severe enough to make collection in full highly questionable and improbable. There is no reliable secondary source of full repayment.
Loss. Loans categorized as Loss have the same characteristics as Doubtful however probability of loss is certain. Loans classified as Loss are charged-off.
Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Loans listed as not rated are generally deposit account overdrafts that have not been assigned a grade.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of September 30, 2011, December 31, 2010 and September 30, 2010, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands).

				Doubtful /
	Pass	Watch	Substandard	Loss	Not Rated	Total
As of September 30, 2011
Commercial (secured by real estate)	$1,520,604	$94,147	$156,350	$—	$—	$1,771,101
Commercial construction	115,021	15,611	37,899	—	—	168,531
Commercial (commercial and industrial)	337,796	6,986	83,381	—	880	429,043

Total commercial	1,973,421	116,744	277,630	—	880	2,368,675
Residential construction	320,567	43,340	110,645	—	—	474,552
Residential mortgage	1,012,423	37,892	99,363	—	—	1,149,678
Consumer installment	112,457	847	3,666	—	—	116,970

Total loans	$3,418,868	$198,823	$491,304	$—	$880	$4,109,875

As of December 31, 2010
Commercial (secured by real estate)	$1,476,974	$82,762	$201,688	$—	$—	$1,761,424
Commercial construction	174,049	10,413	112,120	—	—	296,582
Commercial (commercial and industrial)	402,969	15,153	22,379	—	1,017	441,518

Total commercial	2,053,992	108,328	336,187	—	1,017	2,499,524
Residential construction	398,926	82,973	213,267	—	—	695,166
Residential mortgage	1,103,487	38,378	136,915	—	—	1,278,780
Consumer installment	125,134	650	4,872	—	—	130,656

Total loans	$3,681,539	$230,329	$691,241	$—	$1,017	$4,604,126

As of September 30, 2010
Commercial (secured by real estate)	$1,487,855	$82,530	$210,886	$—	$—	$1,781,271
Commercial construction	176,933	12,715	119,871	—	—	309,519
Commercial (commercial and industrial)	375,433	49,954	29,921	—	1,060	456,368

Total commercial	2,040,221	145,199	360,678	—	1,060	2,547,158
Residential construction	418,571	88,156	256,697	—	—	763,424
Residential mortgage	1,125,651	45,993	144,350	—	—	1,315,994
Consumer installment	126,102	878	5,948	—	—	132,928

Total loans	$3,710,545	$280,226	$767,673	$—	$1,060	$4,759,504

Note 6 — Foreclosed Property
Major classifications of foreclosed properties at September 30, 2011, December 31, 2010 and September 30, 2010 are summarized as follows (in thousands).

	September 30,	December 31,	September 30,
	2011	2010	2010

Commercial real estate	$11,873	$25,893	$16,557
Commercial construction	5,862	17,808	15,679

Total commercial	17,735	43,701	32,236
Residential construction	42,295	91,385	82,538
Residential mortgage	9,397	23,687	27,482

Total foreclosed property	69,427	158,773	142,256
Less valuation allowance	25,164	16,565	12,292

Foreclosed property, net	$44,263	$142,208	$129,964

Balance as a percentage of original loan unpaid principal	33.4%	64.4%	65.9%

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Activity in the valuation allowance for foreclosed property is presented in the following table (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Balance at beginning of year	$30,386	$8,572	$16,565	$7,433
Additions charged to expense	1,772	7,051	53,475	17,724
Direct write downs	(6,994)	(3,331)	(44,876)	(12,865)

Balance at end of period	$25,164	$12,292	$25,164	$12,292

Expenses related to foreclosed assets include (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net (gain) loss on sales	$(804)	$7,137	$7,998	$15,753
Provision for unrealized losses	1,772	7,051	53,475	17,724
Operating expenses, net of rental income	1,845	5,564	8,130	11,628

Total foreclosed property expense	$2,813	$19,752	$69,603	$45,105

Note 7 — Earnings Per Share
United is required to report on the face of the consolidated statement of operations, earnings (loss) per common share with and without the dilutive effects of potential common stock issuances from instruments such as options, convertible securities and warrants. Basic earnings per common share is based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per common share. During the three and nine months ended September 30, 2011 and 2010, United accrued dividends on preferred stock, including accretion of discounts, as shown in the following table (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Series A - 6% fixed	$3	$3	$10	$10
Series B - 5% fixed until December 6, 2013, 9% thereafter	2,598	2,578	7,798	7,720
Series D - LIBOR plus 9.6875%, resets quarterly	418	—	1,005	—

Total preferred stock dividends	$3,019	$2,581	$8,813	$7,730

All preferred stock dividends are payable quarterly.
Series B preferred stock was issued at a discount. Dividend amounts shown include discount accretion for each period.
There is no dilution from potentially dilutive securities for the three and nine months ended September 30, 2011 and the three and nine months ended September 30, 2010, due to the antidilutive effect of the net loss for those periods.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The following table sets forth the computation of basic and diluted loss per share for the three and nine months ended September 30, 2011 and 2010 (in thousands, except per share data).

	Three Months Ended		Nine Months Ended
	September 30,		Sepbember 30,
	2011	2010	2011	2010

Net loss available to common shareholders	$(9,221)	$(238,996)	$(149,884)	$(336,970)

Weighted average shares outstanding:
Basic	57,599	18,936	33,973	18,905
Effect of dilutive securities
Convertible securities	—	—	—	—
Stock options	—	—	—	—
Warrants	—	—	—	—

Diluted	57,599	18,936	33,973	18,905

Loss per common share:
Basic	$(.16)	$(12.62)	$(4.41)	$(17.82)

Diluted	$(.16)	$(12.62)	$(4.41)	$(17.82)

At September 30, 2011, United had a number of potentially dilutive securities outstanding including a warrant to purchase 219,909 common shares at $61.40 per share issued to the U.S. Treasury in connection with the issuance of United’s Series B preferred stock; 129,670 shares issuable upon exercise of warrants attached to trust preferred securities with an exercise price of $100 per share; 585,829 shares issuable upon exercise of stock options granted to employees with a weighted average exercise price of $94.33; 404,644 shares issuable upon completion of vesting of restricted stock awards; 1,411,765 shares issuable upon exercise of warrants exercisable at $21.25 per share granted to Fletcher International in connection with a 2010 asset purchase and sale agreement; 2,476,191 shares issuable upon conversion of preferred stock if Fletcher International exercises its option to purchase $65 million in convertible preferred stock, convertible at $26.25 per share; 1,162,791 shares issuable upon exercise of warrants, exercisable at $30.10 per share to be granted to Fletcher International upon exercise of its option to acquire preferred stock; and 1,551,126 shares issuable upon exercise of warrants owned by Elm Ridge Off Shore Fund and Elm Ridge Value Fund, exercisable at $12.50 per share.
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
As of September 30, 2011, December 31, 2010 and September 30, 2010 United had no active derivative instruments outstanding.
Cash Flow Hedges of Interest Rate Risk
United’s objectives in using interest rate derivatives are to add stability to net interest revenue and to manage its exposure to interest rate movements. To accomplish this objective, United primarily uses interest rate swaps as part of its interest rate risk management strategy. For United’s variable-rate loans, interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for United making variable-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate floors designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates fall below the strike rate on the contract in exchange for an up front premium. United had no active derivative contracts outstanding at September 30, 2011, December 31, 2010 or September 30, 2010 that were designated as cash flow hedges of interest rate risk however, United had unrecognized gains from terminated derivative contracts that are being amortized, straight line, over the original instruments’ remaining contractual terms.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The effective portion of changes in the fair value of derivatives designated, and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Such derivatives were originally used to hedge the variable cash flows associated with existing prime-based, variable-rate loans. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and nine months ended September 30, 2011, $575,000 and $4.69 million, respectively, in hedge ineffectiveness was recognized in other fee revenue. During the three and nine months ended September 30, 2010, $327,000 and $970,000, respectively, in hedge ineffectiveness was recognized in other fee revenue.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest revenue as interest payments are received on United’s prime-based, variable-rate loans. At September 30, 2011, the amount included in other comprehensive income represents deferred gains from terminated cash flow hedges where the forecasted hedging transaction is expected to remain effective over the remaining unexpired term of the original contract. Such gains are being deferred and recognized over the remaining life of the contract on a straight line basis. During the next twelve months, United estimates that an additional $5.33 million of the deferred gains on terminated cash flow hedging positions will be reclassified as an increase to interest revenue.
Fair Value Hedges of Interest Rate Risk
United is exposed to changes in the fair value of certain of its fixed rate obligations due to changes in LIBOR, a benchmark interest rate. United uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the benchmark interest rate. Interest rate swaps designated as fair value hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for United making variable rate payments over the life of the agreements without the exchange of the underlying notional amount. As of September 30, 2011, December 31, 2010 and September 30, 2010, United had no active derivatives designated as fair value hedges of interest rate risk.
For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. United includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related derivatives. During the three and nine months ended September 30, 2010, United recognized net gains of $9,000 and $215,000, respectively, related to ineffectiveness of the fair value hedging relationships. There were no active fair value hedges during the first nine months of 2011.
Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement
The tables below present the effect of United’s derivative financial instruments on the consolidated statement of operations for the three and nine months ended September 30, 2011 and 2010.
Derivatives in Fair Value Hedging Relationships (in thousands).

Location of Gain (Loss)	Amount of Gain (Loss) Recognized in		Amount of Gain (Loss) Recognized in
Recognized in Income	Income on Derivative		Income on Hedged Item
on Derivative	2011	2010	2011	2010

Three Months Ended September 30,
Other fee revenue	$—	$(1,167)	$—	$1,176

Nine Months Ended September 30,
Other fee revenue	$—	$(3,760)	$—	$3,975

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Derivatives in Cash Flow Hedging Relationships (in thousands).

	Amount of Gain (Loss)
	Recognized in Other
	Comprehensive Income on		Gain (Loss) Reclassified from Accumulated Other
	Derivative (Effective Portion)		Comprehensive Income into Income (Effective Portion)
	2011	2010	Location	2011	2010

Three Months Ended September 30,
			Interest revenue	$2,373	$3,349
			Other income	575	327

Interest rate products	$—	$—	Total	$2,948	$3,676

Nine Months Ended September 30,
			Interest revenue	$7,885	$14,283
			Other income	4,687	970

Interest rate products	$—	$2,314	Total	$12,572	$15,253

Credit-risk-related Contingent Features
United manages its credit exposure on derivatives transactions by entering into a bi-lateral credit support agreement with each counterparty. The credit support agreements require collateralization of exposures beyond specified minimum threshold amounts. The details of these agreements, including the minimum thresholds, vary by counterparty. At September 30, 2011, United had no active derivative positions and therefore no credit support agreements remained in effect.
Note 9 — Stock-Based Compensation
United has an equity compensation plan that allows for grants of incentive stock options, nonqualified stock options, restricted stock awards (also referred to as “nonvested stock” awards), stock awards, performance share awards or stock appreciation rights. Options granted under the plan can have an exercise price no less than the fair market value of the underlying stock at the date of grant. The general terms of the plan include a vesting period (usually four years) with an exercisable period not to exceed ten years. Certain option and restricted stock awards provide for accelerated vesting if there is a change in control (as defined in the plan). As of September 30, 2011, 328,505 additional awards could be granted under the plan, subject to shareholder approval of a 612,488 increase in shares available under the plan. Through September 30, 2011, incentive stock options, nonqualified stock options, restricted stock awards and units and base salary stock grants had been granted under the plan.
The following table shows stock option activity for the first nine months of 2011.

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average Exercise	Contractual	Intrinisic
Options	Shares	Price	Term (Years)	Value ($000)

Outstanding at December 31, 2010	678,313	$92.99
Granted	10,000	11.20
Forfeited	(6,527)	42.59
Expired	(95,957)	79.75

Outstanding at September 30, 2011	585,829	94.33	4.4	$—

Exercisable at September 30, 2011	518,815	100.63	4.0	—

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The fair value of each option is estimated on the date of grant using the Black-Scholes model. Because United’s option plan has not been in place long enough to gather sufficient information about exercise patterns to establish an expected life, United uses the formula provided by the SEC in Staff Accounting Bulletin (“SAB”) No. 107 to determine the expected life of options.
The weighted average assumptions used to determine the fair value of stock options are presented in the table below.

	Nine Months Ended
	September 30,
	2011	2010

Expected volatility	33.00%	52.36%
Expected dividend yield	0.00%	0.00%
Expected life (in years)	5.00	6.15
Risk-free rate	2.05%	3.10%
Compensation expense relating to stock options of $651,000 and $1.55 million was included in earnings for the nine months ended September 30, 2011 and 2010, respectively. Deferred tax benefits of $253,000 and $603,000, respectively, were included in the determination of income tax benefit for the nine month periods ended September 30, 2011 and 2010. The amount of compensation expense for both periods was determined based on the fair value of the options at the time of grant, multiplied by the number of options granted that are expected to vest, which was then amortized over the vesting period. The forfeiture rate for options is estimated to be approximately 3% per year. No options were exercised during the first nine months of 2011 or 2010.
The table below presents the activity in restricted stock awards for the first nine months of 2011.

		Weighted-
		Average Grant-
Restricted Stock	Shares	Date Fair Value

Outstanding at December 31, 2010	23,214	$59.67
Granted	394,519	10.26
Vested	(13,089)	34.53

Outstanding at September 30, 2011	404,644	12.31

Compensation expense for restricted stock is based on the fair value of restricted stock awards at the time of grant, which is equal to the value of United’s common stock on the date of grant. The value of restricted stock grants that are expected to vest is amortized into expense over the vesting period. For the nine months ended September 30, 2011 and 2010, compensation expense of $779,000 and $360,000, respectively, was recognized related to restricted stock awards. The total intrinsic value of the restricted stock was $3.44 million at September 30, 2011.
As of September 30, 2011, there was $4.70 million of unrecognized compensation cost related to non-vested stock options and restricted stock awards granted under the plan. That cost is expected to be recognized over a weighted-average period of 2.4 years. The aggregate grant date fair value of options and restricted stock awards that vested during the nine months ended September 30, 2011, was $2.05 million.
Note 10 — Common and Preferred Stock Issued / Common Stock Issuable
United sponsors a Dividend Reinvestment and Share Purchase Plan (“DRIP”) that allows participants who already own United’s common stock to purchase additional shares directly from the company. The DRIP also allows participants to automatically reinvest their quarterly dividends in additional shares of common stock without a commission. United’s 401(k) retirement plan regularly purchases shares of United’s common stock directly from United. In addition, United has an Employee Stock Purchase Program (“ESPP”) that allows eligible employees to purchase shares of common stock at a 5% discount, with no commission charges. For the nine months ended September 30, 2011 and 2010, United issued 113,787 and 72,281 shares, respectively, and increased capital by $1.10 million and $1.40 million, respectively, through these programs. The DRIP program has been suspended until 2012 when United expects to regain its S-3 filing status.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
United offers its common stock as an investment option in its deferred compensation plan. The common stock component of the deferred compensation plan is accounted for as an equity instrument and is reflected in the consolidated financial statements as common stock issuable. At September 30, 2011 and 2010, 88,501 and 61,119 shares, respectively, were issuable under the deferred compensation plan.
On February 22, 2011, United entered into a share exchange agreement (the “Share Exchange Agreement”) with Elm Ridge Offshore Master Fund, Ltd. and Elm Ridge Value Partners, L.P. (collectively referred to as “Elm Ridge Parties”). Under the Share Exchange Agreement, the Elm Ridge Parties agreed to transfer to the Company 1,551,126 shares of the Company’s common stock in exchange for 16,613 shares of the Company’s cumulative perpetual preferred stock, Series D, and warrants to purchase 1,551,126 common shares with an exercise price of $12.50 per share that expires on August 22, 2013. This exchange transaction did not result in a net increase or decrease to total shareholder’s equity for the nine months ended September 30, 2011.
During the first quarter of 2011, United entered into investment agreements (the “Investment Agreements”) with Corsair Georgia, L.P. (“Corsair”) and a group of institutional investors (the “Additional Investors”). United issued 3,467,699 of the Company’s common stock for $9.50 per share, 195,872 shares of mandatorily convertible cumulative non-voting perpetual preferred stock, Series F (the “Series F Preferred Stock”), and 151,185 shares of mandatorily convertible cumulative non-voting perpetual preferred stock, Series G (the “Series G Preferred Stock”). Under the terms of the Investment Agreements and following receipt of required shareholder approvals which were received on June 16, 2011, at United’s annual shareholders’ meeting, the Series F Preferred Stock converted into 20,618,156 shares of voting common stock and the Series G Preferred Stock converted into 15,914,209 shares of non-voting common stock. This private placement transaction resulted in an increase to shareholders’ equity of $362 million, net of $18.4 million in issuance costs. Following conversion of the convertible preferred stock, Corsair owned approximately 22.5% of United’s total outstanding common stock. The Additional Investors owned approximately 47.2% of United’s total outstanding common stock.
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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As part of the agreement, Fletcher received a warrant to acquire 1,411,765 shares of United’s common stock at a price of $21.25 per share. The warrant has a nine year term and expires on May 26, 2019. To date, the warrant has not been exercised. In accordance with the terms of the securities purchase agreement, Fletcher has the right during the next two years to purchase up to $65 million in United’s Series C Convertible Preferred Stock. The Series C Convertible Preferred Stock pays a dividend equal to the lesser of 8% or LIBOR plus 4%. The Series C Convertible Preferred Stock is convertible by Fletcher into common stock at $26.25 per share (2,476,191 shares). If Fletcher had not purchased all of the Series C Convertible Preferred Stock by May 31, 2011, it was required to pay United 5% of the commitment amount not purchased by such date, and it must pay United an additional 5% of the commitment amount not purchased by May 31, 2012. Fletcher paid United $3.25 million as it had not purchased the Series C Convertible Preferred Stock as of May 31, 2011. The payment was recorded directly in shareholders’ equity, net of applicable income tax effects. Fletcher will receive an additional warrant to purchase $35 million in common stock at $30.10 per share (1,162,791 shares) when it purchases the last $35 million of Series C Convertible Preferred Stock. All of the warrants settle on a cashless exercise basis and the net shares to be delivered upon cashless exercise will be less than what would have been issuable if the warrant had been exercised for cash.
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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 14 — Assets and Liabilities Measured at Fair Value
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The table below presents United’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2011, December 31, 2010 and September 30, 2010, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands).

September 30, 2011	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale:
U.S. Government agencies	$—	$33,706	$—	$33,706
State and political subdivisions	—	26,831	—	26,831
Mortgage-backed securities	—	1,591,604	3,796	1,595,400
Corporate securities	—	110,292	350	110,642
Other	—	2,504	—	2,504
Deferred compensation plan assets	2,659	—	—	2,659

Total	$2,659	$1,764,937	$4,146	$1,771,742

Liabilities
Deferred compensation plan liability	$2,659	$—	$—	$2,659

Total liabilities	$2,659	$—	$—	$2,659

December 31, 2010	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale:
U.S. Government agencies	$—	$98,480	$—	$98,480
State and political subdivisions	—	28,442	—	28,442
Mortgage-backed securities	—	986,074	4,934	991,008
Corporate securities	—	103,685	350	104,035
Other	—	2,452	—	2,452
Deferred compensation plan assets	3,252	—	—	3,252

Total	$3,252	$1,219,133	$5,284	$1,227,669

Liabilities
Deferred compensation plan liability	$3,252	$—	$—	$3,252

Total liabilities	$3,252	$—	$—	$3,252

September 30, 2010	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale:
U.S. Government agencies	$—	$98,708	$29,995	$128,703
State and political subdivisions	—	30,637	—	30,637
Mortgage-backed securities	—	791,946	5,375	797,321
Corporate securities	—	64,055	30,350	94,405
Other	—	2,452	—	2,452
Deferred compensation plan assets	2,973	—	—	2,973

Total	$2,973	$987,798	$65,720	$1,056,491

Liabilities
Deferred compensation plan liability	$2,973	$—	$—	$2,973

Total liabilities	$2,973	$—	$—	$2,973

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The following table shows a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs that are classified as Level 3 values (in thousands).

Securities
Available for Sale
Balance at December 31, 2010	$5,284
Amounts included in earnings	(18)
Paydowns	(1,120)

Balance at September 30, 2011	$4,146

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
United may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. The table below presents United’s assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2011, December 31, 2010 and September 30, 2010, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands).

	Level 1	Level 2	Level 3	Total
September 30, 2011
Assets
Loans	$—	$—	$140,577	$140,577
Foreclosed properties	—	—	38,823	38,823

Total	$—	$—	$179,400	$179,400

December 31, 2010
Assets
Loans	$—	$—	$106,904	$106,904
Foreclosed properties	—	—	85,072	85,072

Total	$—	$—	$191,976	$191,976

September 30, 2010
Assets
Loans	$—	$—	$121,257	$121,257
Foreclosed properties	—	—	81,436	81,436

Total	$—	$—	$202,693	$202,693

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
The short maturity of United’s assets and liabilities results in having a significant number of financial instruments whose fair value equals or closely approximates carrying value. Such financial instruments are reported in the following balance sheet captions: cash and cash equivalents, mortgage loans held for sale, federal funds purchased, repurchase agreements and other short-term borrowings. The fair value of securities available for sale equals the balance sheet value. United did not have any active derivative contracts outstanding at September 30, 2011, December 31, 2010 or September 30, 2010.

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
The carrying amount and fair values for other financial instruments that are not measured at fair value on a recurring basis in United’s balance sheet at September 30, 2011, December 31, 2010, and September 30, 2010 are as follows (in thousands).

	September 30, 2011		December 31, 2010		September 30, 2010
	Carrying		Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value
Assets:
Securities held to maturity	$353,739	$369,020	$265,807	$267,988	$256,694	$263,012
Loans, net	3,963,783	3,787,214	4,429,431	4,196,142	4,584,891	4,272,201

Liabilities:
Deposits	6,005,305	5,998,994	6,469,172	6,481,867	5,998,637	6,003,543
Federal Home Loan Bank advances	40,625	43,685	55,125	59,498	55,125	60,215
Long-term debt	120,206	114,673	150,146	93,536	150,126	124,964
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
regulatory or judicial proceedings, board resolutions, informal memorandums of understanding or formal enforcement actions imposed by regulators, or any such proceedings or enforcement actions that is more severe than we anticipate.

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
United is a bank holding company registered with the Federal Reserve under the Bank Holding Company Act of 1956 that was incorporated under the laws of the state of Georgia in 1987 and commenced operations in 1988. At September 30, 2011 United had total consolidated assets of $7.16 billion, total loans of $4.11 billion, excluding the loans acquired from Southern Community Bank (“SCB”) that are covered by loss sharing agreements and therefore have a different risk profile. United also had total deposits of $6.01 billion and stockholders’ equity of $848 million.
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
Operating income (loss) from continuing operations and operating income (loss) from continuing operations per diluted share are non-GAAP (accounting principles generally accepted in the United States of America (“GAAP”)) performance measures. United’s management believes that operating performance is useful in analyzing United’s financial performance trends since it excludes items that are non-recurring in nature and therefore most of the discussion in this section will refer to operating performance measures. A reconciliation of these operating performance measures to GAAP performance measures is included in the table on page 36.
United reported a net loss from continuing operations of $6.20 million for the third quarter of 2011. This compared to a net operating loss from continuing operations of $25.8 million for the third quarter of 2010. The 2010 net operating loss from continuing operations excluded goodwill impairment charges of $211 million. The loss for the third quarter of 2011 was due to the classification of United’s largest lending relationship which resulted in the recording of a $25.0 million provision for loan losses. Diluted operating loss from continuing operations per common share was $.16 for the third quarter of 2011, compared to a diluted operating loss from continuing operations per common share of $1.50 for the third quarter of 2010. The noncash goodwill impairment charges added $11.12 per share to the diluted operating loss from continuing operations for the third quarter of 2010 bringing the total net loss per share from continuing operations for the third quarter of 2010 to $12.62.
For the nine months ended September 30, 2011, United reported a net operating loss from continuing operations of $141 million, which primarily reflects the credit losses taken in the first quarter associated with the Problem Asset Disposition Plan. This compared to a net operating loss from continuing operations of $120 million for the first nine months of 2010, which included the $30.0 million after-tax loss from the Fletcher transaction and excluded the $211 million goodwill impairment charge. Net loss for the nine months ended September 30, 2010, which includes discontinued operations and goodwill impairment, totaled $329 million. Diluted operating loss from continuing operations per common share was $4.41 for the nine months ended September 30, 2011, compared with diluted operating loss from continuing operations per common share of $6.75 for the same period in 2010. The diluted operating loss per share from continuing operations for the first nine months of 2010 excluded $11.14 per share in loss related to the third quarter 2010 goodwill impairment charge bringing the total net loss from continuing operations per share for the first nine months of 2010 to $17.89.
United’s operating provision for loan losses was $36.0 million for the three months ended September 30, 2011, compared to $50.5 million for the same period in 2010. The third quarter 2011 loan loss provision included a $25.0 million loan loss allocation established for United’s largest lending relationship. Net charge-offs for the third quarter of 2011 were $17.5 million, compared to $50.0 million for the third quarter of 2010. For the nine months ended September 30, 2011, United’s operating provision for loan losses was $237 million, compared to $187 million for the same period of 2010. Net charge-offs for the first nine months of 2011 were $266 million, compared to $168 million for the first nine months of 2010. During the first quarter of 2011, performing substandard loans with a pre-charge down carrying amount of $166 million and nonperforming loans with a pre-charge down carrying amount of $101 million were collectively written down to the expected sales proceeds of $80.6 million, in conjunction with a bulk transaction (the “Bulk Loan Sale”). United recognized net charge-offs of $186 million related to the transfer of loans to the held for sale classification in the first quarter. The Bulk Loan Sale was completed on April 18, 2011. Proceeds from the sale were greater than originally estimated, resulting in a reduction of second quarter charge-offs of $7.27 million. As of September 30, 2011, United’s allowance for loan losses was $146 million, or 3.55% of loans, compared to $175 million, or 3.67% of loans, at September 30, 2010. Nonperforming assets of $189 million, which excludes assets of Southern Community Bank (“SCB”) that are covered by loss sharing agreements with the FDIC, decreased to 2.64% of total assets at September 30, 2011, compared to 4.32% as of December 31, 2010 and 4.96% as of September 30, 2010. The decrease in this ratio was due to the execution of a plan to sell approximately $293 million in substandard and nonperforming loans, and to accelerate the disposition of approximately $142 million in foreclosed properties (the “Problem Asset Disposition Plan”) as well as a general improving trend in credit quality indicators. During the third quarter of 2011, United classified its largest lending relationship of $76.6 million, which caused nonperforming assets to increase from 1.60% of total assets at June 30, 2011.

Taxable equivalent net interest revenue was $59.3 million for the third quarter of 2011, compared to $60.0 million for the same period of 2010. The decrease in net interest revenue was primarily the result of a decrease in average loan balances and a 2 basis point decrease in the net interest margin. Average loans for the quarter declined $702 million from the third quarter of 2010. The impact of the decrease in average loan balances was substantially offset by lower deposit rates. Net interest margin decreased from 3.57% for the three months ended September 30, 2010 to 3.55% for the same period in 2011. For the nine months ended September 30, 2011, taxable equivalent net interest revenue was $175 million, compared to $183 million for the same period of 2010. Net interest margin decreased from 3.56% for the nine months ended September 30, 2010 to 3.42% for the same period in 2011. Interest reversals on performing loans that were moved to held for sale during the first quarter 2011 accounted for 4 basis points of the 14 basis points decrease. Over the past year, United has maintained above normal levels of liquidity. The level of excess liquidity peaked in 2011 and lowered the margin by approximately 49 basis points in the first quarter, 76 basis points in the second quarter and 67 basis points in the third quarter. In order to reduce the amount of excess liquidity, United has called its callable brokered deposits. Additionally, United has lowered rates on retail certificates of deposit and other deposit products, which is expected to result in some balance attrition.
Operating fee revenue decreased $1.36 million, or 11%, from the third quarter of 2010 and increased $1.14 million, or 3%, from the first nine months of 2010. The quarterly decrease was due to a decline in overdraft fees, which were down $886,000 for the three months ended September 30, 2011, due to regulatory changes. The year-to-date increase was primarily attributable to the acceleration of deferred gains related to the ineffectiveness of terminated cash flow hedges, especially during the second quarter of 2011.
For the third quarter of 2011, operating expenses of $46.5 million were down $18.4 million from the third quarter of 2010. This comparison excludes the $211 million goodwill impairment charge in the third quarter of 2010. Lower foreclosed property costs accounted for $16.9 million of the decrease. For the nine months ended September 30, 2011, operating expenses of $211 million were up $32.5 million from the same period of 2010. This comparison excludes the $45.3 million loss on the sale of nonperforming assets in the second quarter of 2010 and the $211 million goodwill impairment charge in the third quarter of 2010. The increase was primarily due to an increase in foreclosed property costs in anticipation of the Bulk Loan Sale and other accelerated asset dispositions. Foreclosed property costs were up $24.5 million from the first nine months of 2010.
Recent Developments
On June 16, 2011 shareholders approved the conversion of $195.9 million of Series F and $151.2 million of Series G Mandatorily Convertible Perpetual Preferred Stock into 20,618,156 shares of United’s common stock and 15,914,209 shares of United’s non-voting common stock, respectively. The conversion occurred as of the close of business on June 20, 2011 pursuant to the March 30, 2011 private placement agreements with a group of institutional investors.
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
Critical Accounting Policies
The accounting and reporting policies of United are in accordance with GAAP and conform to general practices within the banking industry. The more critical accounting and reporting policies include United’s accounting for the allowance for loan losses, fair value measurements, and income taxes. In particular, United’s accounting policies related to allowance for loan losses, fair value measurements and income taxes involve the use of estimates and require significant judgment to be made by management. Different assumptions in the application of these policies could result in material changes in United’s consolidated financial position or consolidated results of operations. See “Asset Quality and Risk Elements” herein for additional discussion of United’s accounting methodologies related to the allowance for loan losses.

GAAP Reconciliation and Explanation
This Form 10-Q contains non-GAAP financial measures, which are performance measures determined by methods other than in accordance with GAAP. Such non-GAAP financial measures include, among others the following: operating provision for loan losses, operating fee revenue, operating revenue, operating expense, operating (loss) income from continuing operations, operating (loss) income, operating earnings (loss) from continuing operations per share, operating earnings (loss) per share, operating earnings (loss) from continuing operations per diluted share and operating earnings (loss) per diluted share. Management uses these non-GAAP financial measures because it believes they are useful for evaluating our operations and performance over periods of time, as well as in managing and evaluating our business and in discussions about our operations and performance. Management believes these non-GAAP financial measures provide users of our financial information with a meaningful measure for assessing our financial results and credit trends, as well as comparison to financial results for prior periods. These non-GAAP financial measures should not be considered as a substitute for operating results determined in accordance with GAAP and may not be comparable to other similarly titled financial measures used by other companies. A reconciliation of these operating performance measures to GAAP performance measures is included in on the table on page 36.
Discontinued Operations
Effective March 31, 2010, United sold its Brintech, Inc. (“Brintech”) subsidiary. As a result, the operations of Brintech are being accounted for as a discontinued operation. All revenue, including the gain from the sale, expenses and income taxes relating to Brintech have been deconsolidated from the consolidated statement of operations and are presented on one line titled “Loss from discontinued operations” for all periods presented. Because Brintech’s assets, liabilities and cash flows were not material to the consolidated balance sheet and statement of cash flows, no such adjustments have been made to those financial statements.
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
The loans made to the LLCs in connection with their respective purchases are the same for all six loans. The loans have an initial term of five years and principal and interest payments are based on a 20-year amortization schedule. The assets in the LLCs are all cross-pledged as collateral on all six loans. Correspondingly, prepayments on the loans are required as properties are sold in order for the collateral to be released upon sale. The interest rate during the loan term is fixed at 3.50% for all loans and, accordingly, each loan was recorded at a discount as the interest rate was considered below market. At the time the LLCs were formed, they were capitalized with sufficient cash to make the required 20% down payment on the purchase and 17.5% of the purchase price in cash and securities to cover the first three years of required cash flows. According to the terms of the agreements, at least one year of estimated cash flow requirements must be held in cash. These funds are held in escrow as additional collateral on the loans and cannot be removed by Fletcher Inc. without United’s consent. The securities that can be held by the LLCs are marketable equity securities and funds managed by Fletcher affiliates. Carrying costs include debt service payments, servicing fees and other direct costs associated with holding and managing the underlying properties. Cash flow from expected sales of underlying assets (loans/foreclosed real estate) is expected to provide sufficient cash flow to service the loans for another five to six quarters. While recent news articles and other sources have questioned the financial health of Fletcher and its affiliates, the loans to the LCCs have performed according to their contractual terms since inception. However, during the third quarter of 2011, United determined that the ultimate repayment of the $76.6 million loan relationship through the sale of the underlying collateral is unlikely due to the lack of sales activity and further decline in real estate values. As a result, United recorded a loan loss provision of $25.0 million for the three months ended September 30, 2011. The Company plans to obtain updated appraisals for the underlying collateral associated with this relationship during the fourth quarter of 2011.
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

Table 1 — Financial Highlights
Selected Financial Information

						Third
	2011			2010		Quarter	For the Nine		YTD
(in thousands, except per share	Third	Second	First	Fourth	Third	2011-2010	Months Ended		2011-2010
data; taxable equivalent)	Quarter	Quarter	Quarter	Quarter	Quarter	Change	2011	2010	Change
INCOME SUMMARY
Interest revenue	$74,543	$76,931	$75,965	$81,215	$84,360		$227,439	$261,908
Interest expense	15,262	17,985	19,573	21,083	24,346		52,820	78,988

Net interest revenue	59,281	58,946	56,392	60,132	60,014	(1)%	174,619	182,920	(5)%
Operating provision for loan losses (1)	36,000	11,000	190,000	47,750	50,500		237,000	187,000
Fee revenue (2)	11,498	13,905	11,838	12,442	12,861	(11)	37,241	36,106	3

Total operating revenue (1)(2)	34,779	61,851	(121,770)	24,824	22,375		(25,140)	32,026
Operating expenses (3)	46,520	48,728	115,271	64,918	64,906	(28)	210,519	178,034	18
Loss on sale of nonperforming assets	—	—	—	—	—		—	45,349

Operating (loss) income from continuing operations before income taxes	(11,741)	13,123	(237,041)	(40,094)	(42,531)	(72)	(235,659)	(191,357)	23
Operating income tax (benefit) expense	(5,539)	5,506	(94,555)	(16,520)	(16,706)		(94,588)	(71,542)

Net operating (loss) income from continuing operations (1)(2)(3)	(6,202)	7,617	(142,486)	(23,574)	(25,825)	(76)	(141,071)	(119,815)	18
Noncash goodwill impairment charges	—	—	—	—	(210,590)		—	(210,590)
Partial reversal of fraud loss provision, net of income tax	—	—	—	7,179	—		—	—
Loss from discontinued operations, net of income tax	—	—	—	—	—		—	(101)
Gain from sale of subsidiary, net income tax	—	—	—	—	—		—	1,266

Net (loss) income	(6,202)	7,617	(142,486)	(16,395)	(236,415)	(97)	(141,071)	(329,240)	(57)
Preferred dividends and discount accretion	3,019	3,016	2,778	2,586	2,581		8,813	7,730

Net (loss) income available to common shareholders	$(9,221)	$4,601	$(145,264)	$(18,981)	$(238,996)		$(149,884)	$(336,970)

PERFORMANCE MEASURES
Per common share:
Diluted operating (loss) income from continuing operations (1)(2)(3)	$(.16)	$.08	$(7.87)	$(1.38)	$(1.50)	(89)	$(4.41)	$(6.75)	(35)
Diluted (loss) income from continuing operations	(.16)	.08	(7.87)	(1.00)	(12.62)	(99)	(4.41)	(17.89)	(75)
Diluted (loss) income	(.16)	.08	(7.87)	(1.00)	(12.62)	(99)	(4.41)	(17.82)	(75)
Book value	11.37	11.59	14.78	24.18	25.70	(56)	11.37	25.70	(56)
Tangible book value (5)	11.26	11.47	14.44	23.78	25.26	(55)	11.26	25.26	(55)

Key performance ratios:
Return on equity (4)(6)	(5.72)%	5.34%	(147.11)%	(17.16)%	(148.04)%		(43.31)%	(65.69)%
Return on assets (6)	(.34)	.40	(7.61)	(.89)	(12.47)		(2.52)	(5.70)
Net interest margin (6)	3.55	3.41	3.30	3.58	3.57		3.42	3.56
Operating efficiency ratio from continuing operations (2)(3)	65.73	66.88	169.08	89.45	89.38		99.39	102.14
Equity to assets	11.83	11.21	8.82	8.85	11.37		10.61	11.70
Tangible equity to assets (5)	11.76	11.13	8.73	8.75	9.19		10.53	9.28
Tangible common equity to assets (5)	9.09	4.79	5.51	6.35	6.78		6.44	6.94
Tangible common equity to risk-weighted assets (5)	14.41	14.26	6.40	9.05	9.60		14.41	9.60

ASSET QUALITY *
Non-performing loans	$144,484	$71,065	$83,769	$179,094	$217,766		$144,484	$217,766
Foreclosed properties	44,263	47,584	54,378	142,208	129,964		44,263	129,964

Total non-performing assets (NPAs)	188,747	118,649	138,147	321,302	347,730		188,747	347,730
Allowance for loan losses	146,092	127,638	133,121	174,695	174,613		146,092	174,613
Operating net charge-offs (1)	17,546	16,483	231,574	47,668	49,998		265,603	167,989
Allowance for loan losses to loans	3.55%	3.07%	3.17%	3.79%	3.67%		3.55%	3.67%
Operating net charge-offs to average loans (1)(6)	1.68	1.58	20.71	4.03	4.12		8.28	4.54
NPAs to loans and foreclosed properties	4.54	2.82	3.25	6.77	7.11		4.54	7.11
NPAs to total assets	2.64	1.60	1.73	4.32	4.96		2.64	4.96

AVERAGE BALANCES ($ in millions)
Loans	$4,194	$4,266	$4,599	$4,768	$4,896	(14)	$4,352	$5,026	(13)
Investment securities	2,150	2,074	1,625	1,354	1,411	52	1,952	1,487	31
Earning assets	6,630	6,924	6,902	6,680	6,676	(1)	6,817	6,870	(1)
Total assets	7,261	7,624	7,595	7,338	7,522	(3)	7,492	7,723	(3)
Deposits	6,061	6,372	6,560	6,294	6,257	(3)	6,329	6,399	(1)
Shareholders’ equity	859	854	670	649	855	—	795	904	(12)
Common shares — basic (thousands)	57,599	25,427	18,466	18,984	18,936		33,973	18,905
Common shares — diluted (thousands)	57,599	57,543	18,466	18,984	18,936		33,973	18,905

AT PERIOD END ($ in millions)
Loans *	$4,110	$4,163	$4,194	$4,604	$4,760	(14)	$4,110	$4,760	(14)
Investment securities	2,123	2,188	1,884	1,490	1,310	62	2,123	1,310	62
Total assets	7,159	7,410	7,974	7,443	7,013	2	7,159	7,013	2
Deposits	6,005	6,183	6,598	6,469	5,999	—	6,005	5,999	—
Shareholders’ equity	848	860	850	636	662	28	848	662	28
Common shares outstanding (thousands)	57,510	57,469	20,903	18,937	18,887		57,510	18,887

(1)
Excludes the partial reversal of a previously established provision for fraud-related loan losses of $11.8 million, net of tax expense of $4.6 million in the fourth quarter of 2010. Operating charge-offs also exclude the $11.8 million related partial recovery of the previously charged off amount.

(2)	Excludes revenue generated by discontinued operations in the first quarter of 2010.

(3)	Excludes the goodwill impairment charge of $211 million in the third quarter of 2010 and expenses relating to discontinued operations in the first quarter of 2010.

(4)	Net loss available to common shareholders, which is net of preferred stock dividends, divided by average realized common equity, which excludes accumulated other comprehensive income (loss).

(5)	Excludes effect of acquisition related intangibles and associated amortization.

(6)	Annualized.

*	Excludes loans and foreclosed properties covered by loss sharing agreements with the FDIC.

Table 1 Continued — Operating Earnings to GAAP Earnings Reconciliation
Selected Financial Information

	2011			2010		For the Nine Months
(in thousands, except per share	Third	Second	First	Fourth	Third	Ended
data; taxable equivalent)	Quarter	Quarter	Quarter	Quarter	Quarter	2011	2010

Interest revenue reconciliation
Interest revenue — taxable equivalent	$74,543	$76,931	$75,965	$81,215	$84,360	$227,439	$261,908
Taxable equivalent adjustment	(420)	(429)	(435)	(497)	(511)	(1,284)	(1,504)

Interest revenue (GAAP)	$74,123	$76,502	$75,530	$80,718	$83,849	$226,155	$260,404

Net interest revenue reconciliation
Net interest revenue — taxable equivalent	$59,281	$58,946	$56,392	$60,132	$60,014	$174,619	$182,920
Taxable equivalent adjustment	(420)	(429)	(435)	(497)	(511)	(1,284)	(1,504)

Net interest revenue (GAAP)	$58,861	$58,517	$55,957	$59,635	$59,503	$173,335	$181,416

Provision for loan losses reconciliation
Operating provision for loan losses	$36,000	$11,000	$190,000	$47,750	$50,500	$237,000	$187,000
Partial reversal of special fraud-related provision for loan loss	—	—	—	(11,750)	—	—	—

Provision for loan losses (GAAP)	$36,000	$11,000	$190,000	$36,000	$50,500	$237,000	$187,000

Total revenue reconciliation
Total operating revenue	$34,779	$61,851	$(121,770)	$24,824	$22,375	$(25,140)	$32,026
Taxable equivalent adjustment	(420)	(429)	(435)	(497)	(511)	(1,284)	(1,504)
Partial reversal of special fraud-related provision for loan loss	—	—	—	11,750	—	—	—

Total revenue (GAAP)	$34,359	$61,422	$(122,205)	$36,077	$21,864	$(26,424)	$30,522

Expense reconciliation
Operating expense	$46,520	$48,728	$115,271	$64,918	$64,906	$210,519	$223,383
Noncash goodwill impairment charge	—	—	—	—	210,590	—	210,590

Operating expense (GAAP)	$46,520	$48,728	$115,271	$64,918	$275,496	$210,519	$433,973

(Loss) income from continuing operations before taxes reconciliation
Operating (loss) income from continuing operations before taxes	$(11,741)	$13,123	$(237,041)	$(40,094)	$(42,531)	$(235,659)	$(191,357)
Taxable equivalent adjustment	(420)	(429)	(435)	(497)	(511)	(1,284)	(1,504)
Noncash goodwill impairment charge	—	—	—	—	(210,590)	—	(210,590)
Partial reversal of special fraud-related provision for loan loss	—	—	—	11,750	—	—	—

(Loss) income from continuing operations before taxes (GAAP)	$(12,161)	$12,694	$(237,476)	$(28,841)	$(253,632)	$(236,943)	$(403,451)

Income tax (benefit) expense reconciliation
Operating income tax (benefit) expense	$(5,539)	$5,506	$(94,555)	$(16,520)	$(16,706)	$(94,588)	$(71,542)
Taxable equivalent adjustment	(420)	(429)	(435)	(497)	(511)	(1,284)	(1,504)
Partial reversal of special fraud-related provision for loan loss	—	—	—	4,571	—	—	—

Income tax (benefit) expense (GAAP)	$(5,959)	$5,077	$(94,990)	$(12,446)	$(17,217)	$(95,872)	$(73,046)

Diluted (loss) earnings from continuing operations per common share reconciliation
Diluted operating (loss) earnings from continuing operations per common share	$(.16)	$.08	$(7.87)	$(1.38)	$(1.50)	$(4.41)	$(6.75)
Noncash goodwill impairment charge	—	—	—	—	(11.12)	—	(11.14)
Partial reversal of special fraud-related provision for loan loss	—	—	—	.38	—	—	—

Diluted (loss) earnings from continuing operations per common share (GAAP)	$(.16)	$.08	$(7.87)	$(1.00)	$(12.62)	$(4.41)	$(17.89)

Book value per common share reconciliation
Tangible book value per common share	$11.26	$11.47	$14.44	$23.78	$25.26	$11.26	$25.26
Effect of goodwill and other intangibles	.11	.12	.34	.40	.44	.11	.44

Book value per common share (GAAP)	$11.37	$11.59	$14.78	$24.18	$25.70	$11.37	$25.70

Efficiency ratio from continuing operations reconciliation
Operating efficiency ratio from continuing operations	65.73%	66.88%	169.08%	89.45%	89.38%	99.39%	102.14%
Noncash goodwill impairment charge	—	—	—	—	290.00	—	96.29

Efficiency ratio from continuing operations (GAAP)	65.73%	66.88%	169.08%	89.45%	379.38%	99.39%	198.43%

Average equity to assets reconciliation
Tangible common equity to assets	9.09%	4.79%	5.51%	6.35%	6.78%	6.44%	6.94%
Effect of preferred equity	2.67	6.34	3.22	2.40	2.41	4.09	2.34

Tangible equity to assets	11.76	11.13	8.73	8.75	9.19	10.53	9.28
Effect of goodwill and other intangibles	.07	.08	.09	.10	2.18	.08	2.42

Equity to assets (GAAP)	11.83%	11.21%	8.82%	8.85%	11.37%	10.61%	11.70%

Actual tangible common equity to risk-weighted assets reconciliation
Tangible common equity to risk-weighted assets	14.41%	14.26%	6.40%	9.05%	9.60%	14.41%	9.60%
Effect of other comprehensive income	(.58)	(.65)	(.58)	(.62)	(.81)	(.58)	(.81)
Effect of deferred tax limitation	(5.34)	(5.04)	(5.10)	(3.34)	(2.94)	(5.34)	(2.94)
Effect of trust preferred	1.18	1.14	1.12	1.06	1.06	1.18	1.06
Effect of preferred equity	4.30	4.17	5.97	3.52	3.51	4.30	3.51

Tier I capital ratio (Regulatory)	13.97%	13.88%	7.81%	9.67%	10.42%	13.97%	10.42%

Net charge-offs reconciliation
Operating net charge-offs	$17,546	$16,483	$231,574	$47,668	$49,998	$265,603	$167,989
Subsequent partial recovery of fraud-related charge-off	—	—	—	(11,750)	—	—	—

Net charge-offs (GAAP)	$17,546	$16,483	$231,574	$35,918	$49,998	$265,603	$167,989

Net charge-offs to average loans reconciliation
Operating net charge-offs to average loans	1.68%	1.58%	20.71%	4.03%	4.12%	8.28%	4.54%
Subsequent partial recovery of fraud-related charge-off	—	—	—	(1.00)	—	—	—

Net charge-offs to average loans (GAAP)	1.68%	1.58%	20.71%	3.03%	4.12%	8.28%	4.54%

Results of Operations
United reported a net operating loss from continuing operations of $6.20 million for the third quarter of 2011. This compared to a net operating loss from continuing operations of $25.8 million for the same period in 2010, which excluded a goodwill impairment charge of $211 million. Including the goodwill impairment charge, the net loss for the third quarter of 2010 was $236 million. The loss for the third quarter of 2011 was due to the classification of United’s largest lending relationship which resulted in the recording of a $25.0 million provision for loan losses. For the third quarter of 2011, diluted operating loss from continuing operations per share was $.16. This compared to diluted operating loss from continuing operations per share of $1.50 for the third quarter of 2010, which excluded $11.12 in loss per share related to goodwill impairment bringing the total loss from continuing operations per share to $12.62. For the nine months ended September 30, 2011, United reported a net operating loss from continuing operations of $141 million compared to a net operating loss from continuing operations of $120 million for the same period in 2010, which excludes the $211 million charge for goodwill impairment in 2010. The operating loss for the nine months ended September 30, 2011 reflects the Board of Directors’ decision in the first quarter to adopt the Problem Asset Disposition Plan to quickly dispose of problem assets following United’s successful private placement at the end of the first quarter. Diluted operating loss from continuing operations per common share was $4.41 for the nine months ended September 30, 2011, compared with diluted operating loss from continuing operations per common share of $6.75 for the same period in 2010. The diluted operating loss per share from continuing operations for the first nine months of 2010 excluded $11.14 in loss per share related to the third quarter 2010 goodwill impairment charge bringing the total loss from continuing operations per share to $17.89. See schedule on page 36 for a reconciliation of operating performance measures to the most closely related performance measures calculated in accordance with GAAP.
Net Interest Revenue (Taxable Equivalent)
Net interest revenue (the difference between the interest earned on assets and the interest paid on deposits and borrowed funds) is the single largest component of total revenue. United actively manages this revenue source to provide optimal levels of revenue while balancing interest rate, credit and liquidity risks. Taxable equivalent net interest revenue for the three months ended September 30, 2011 was $59.3 million, down $733,000, or 1%, from the third quarter of 2010. The decrease in net interest revenue for the third quarter of 2011 compared to the third quarter of 2010 was mostly due to lower average loan balances which was substantially offset by lower rates on deposits and a more favorable deposit mix. United continues its intense focus on loan and deposit pricing, in an effort to maintain a steady level of net interest revenue.
Average loans decreased $702 million, or 14%, from the third quarter of last year. The decrease in the loan portfolio was primarily the result of weak loan demand as well as the Bulk Loan Sale completed in April 2011. Loan charge-offs, foreclosure activity and management’s efforts to rebalance the loan portfolio by reducing the concentration of residential construction loans have also contributed to declining loan balances. While loan balances have declined, United continues to make new loans. During the third quarter of 2011, United funded $87.8 million in new loans, primarily commercial and small business loans in north Georgia, the Atlanta MSA and coastal Georgia.
Average interest-earning assets for the third quarter of 2011 decreased $45.8 thousand, or 1%, from the same period in 2010. Average loans decreased $702 million from the third quarter of 2010, however this decrease was offset by a $739 million increase in average investment securities. The increase in the securities portfolio was due to purchases of floating rate mortgage-backed securities in an effort to temporarily invest excess liquidity, including the proceeds from the new capital raised at the end of the first quarter of 2011. Average interest-bearing liabilities decreased $387 million, or 7%, from the third quarter of 2010 due to the rolling off of higher-cost brokered deposits and certificates of deposit as funding needs decreased. The average yield on interest earning assets for the three months ended September 30, 2011, was 4.47%, down 55 basis points from 5.02% for the same period of 2010. A significant contributing factor to the decrease in the yield on interest earning assets was due to the build-up of excess liquidity resulting in a shift in earning asset mix from loans, which generally yield a higher rate than other asset classes, to temporary investments which have relatively low yields. The change in mix more than offset a 7 basis point increase in the average loan yield from the third quarter of 2010. In light of the weak economic environment, in late 2010, United sought to maintain above normal levels of liquidity by entering into brokered deposit arrangements and temporarily investing the proceeds in floating rate mortgage-backed securities at a slightly negative spread. Liquidity levels increased further as a result of the first quarter capital transaction. Following the capital transaction, management has sought to reduce liquidity levels and will continue to do so.
The average cost of interest-bearing liabilities for the third quarter of 2011 was 1.12% compared to 1.66% for the same period of 2010, reflecting United’s ability to reduce deposit pricing. Also contributing to the overall lower rate on interest-bearing liabilities was a shift in the mix of deposits away from more expensive time deposits toward lower-rate transaction deposits. United’s shrinking balance sheet also permitted the reduction of more expensive wholesale borrowings.
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

For the three months ended September 30, 2011 and 2010, the net interest spread was 3.35% and 3.36%, respectively, while the net interest margin was 3.55% and 3.57%, respectively. The reduction in average loan balances negatively impacted the margin.
For the first nine months of 2011, net interest revenue was $175 million, a decrease of $8.30 million, or 5%, from the first nine months of 2010. Average earning assets decreased $52.8 million, or 1%, during the first nine months of 2011 compared to the same period a year earlier. The yield on earning assets decreased 63 basis points from 5.09% for the nine months ended September 30, 2010 to 4.46% for the nine months ended September 30, 2011 due to declining average loan balances, an increase in excess liquidity invested in short-term low rate assets, and interest reversals on performing loans classified as held for sale as part of the Bulk Loan Sale. The transfer reduced net interest margin by 4 basis points in the first nine months of 2011. The cost of interest bearing liabilities over the same period decreased 53 basis points. The combined effect of the lower yield on interest-earning assets, partially offset by the lower cost of interest-bearing liabilities resulted in the net interest margin decreasing 14 basis points from the nine months ended September 30, 2010 to the nine months ended September 30, 2011. The buildup of excess liquidity also contributed to the decrease in the net interest margin.

The following table shows the relationship between interest revenue and expense, and the average amounts of interest-earning assets and interest-bearing liabilities for the three months ended September 30, 2011 and 2010.
Table 2 — Average Consolidated Balance Sheets and Net Interest Analysis
For the Three Months Ended September 30,

	2011			2010
	Average		Avg.	Average		Avg.
(dollars in thousands, taxable equivalent)	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (1)(2)	$4,193,951	$59,394	5.62%	$4,896,471	$68,540	5.55%
Taxable securities (3)	2,125,154	14,324	2.70	1,384,682	14,431	4.17
Tax-exempt securities (1)(3)	24,675	399	6.47	26,481	459	6.93
Federal funds sold and other interest-earning assets	286,194	426	.60	368,108	930	1.01

Total interest-earning assets	6,629,974	74,543	4.47	6,675,742	84,360	5.02

Non-interest-earning assets:
Allowance for loan losses	(128,654)			(194,300)
Cash and due from banks	53,500			107,825
Premises and equipment	177,798			179,839
Other assets (3)	528,461			752,780

Total assets	$7,261,079			$7,521,886

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW	$1,258,929	831	.26	$1,318,779	1,705	.51
Money market	1,024,559	1,129	.44	781,903	1,930	.98
Savings	199,793	52	.10	186,123	83	.18
Time less than $100,000	1,448,024	4,539	1.24	1,541,772	7,190	1.85
Time greater than $100,000	940,864	3,456	1.46	1,065,789	5,506	2.05
Brokered	260,423	1,091	1.66	573,606	3,403	2.35

Total interest-bearing deposits	5,132,592	11,098	.86	5,467,972	19,817	1.44

Federal funds purchased and other borrowings	103,850	1,081	4.13	104,370	1,068	4.06
Federal Home Loan Bank advances	40,625	441	4.31	80,220	796	3.94
Long-term debt	138,457	2,642	7.57	150,119	2,665	7.04

Total borrowed funds	282,932	4,164	5.84	334,709	4,529	5.37

Total interest-bearing liabilities	5,415,524	15,262	1.12	5,802,681	24,346	1.66

Non-interest-bearing liabilities:
Non-interest-bearing deposits	928,788			789,231
Other liabilities	57,427			74,482

Total liabilities	6,401,739			6,666,394
Shareholders’ equity	859,340			855,492

Total liabilities and shareholders’ equity	$7,261,079			$7,521,886

Net interest revenue		$59,281			$60,014

Net interest-rate spread			3.35%			3.36%

Net interest margin (4)			3.55%			3.57%

(1)
Interest revenue on tax-exempt securities and loans has been increased to reflect comparable interest on taxable securities and loans. The rate used was 39%, reflecting the statutory federal income tax rate and the federal tax adjusted state income tax rate.

(2)	Included in the average balance of loans outstanding are loans where the accrual of interest has been discontinued and loans that are held for sale.

(3)	Securities available for sale are shown at amortized cost. Pretax unrealized gains of $37.9 million in 2011 and $45.4 million in 2010 are included in other assets for purposes of this presentation.

(4)	Net interest margin is taxable equivalent net-interest revenue divided by average interest-earning assets.

The following table shows the relationship between interest revenue and expense, and the average amounts of interest-earning assets and interest-bearing liabilities for the nine months ended September 30, 2011 and 2010.
Table 3 — Average Consolidated Balance Sheets and Net Interest Analysis
For the Nine Months Ended September 30,

	2011			2010
	Average		Avg.	Average		Avg.
(dollars in thousands, taxable equivalent)	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (1)(2)	$4,351,524	$181,422	5.57%	$5,025,739	$211,399	5.62%
Taxable securities (3)	1,926,365	42,210	2.92	1,458,120	45,857	4.19
Tax-exempt securities (1)(3)	25,178	1,234	6.53	28,470	1,450	6.79
Federal funds sold and other interest-earning assets	514,392	2,573	.67	357,881	3,202	1.19

Total interest-earning assets	6,817,459	227,439	4.46	6,870,210	261,908	5.09

Non-interest-earning assets:
Allowance for loan losses	(145,689)			(191,888)
Cash and due from banks	102,251			104,446
Premises and equipment	178,694			180,936
Other assets (3)	539,177			758,903

Total assets	$7,491,892			$7,722,607

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW	$1,313,752	3,191	.32	$1,335,034	5,304	.53
Money market	977,863	4,656	.64	750,685	5,516	.98
Savings	194,433	193	.13	184,420	250	.18
Time less than $100,000	1,509,753	14,980	1.33	1,612,691	23,968	1.99
Time greater than $100,000	973,335	11,480	1.58	1,110,195	18,378	2.21
Brokered	475,687	5,353	1.50	650,588	11,669	2.40

Total interest-bearing deposits	5,444,823	39,853	.98	5,643,613	65,085	1.54

Federal funds purchased and other borrowings	102,711	3,197	4.16	103,697	3,162	4.08
Federal Home Loan Bank advances	49,442	1,601	4.33	100,727	2,747	3.65
Long-term debt	146,221	8,169	7.47	150,098	7,994	7.12

Total borrowed funds	298,374	12,967	5.81	354,522	13,903	5.24

Total interest-bearing liabilities	5,743,197	52,820	1.23	5,998,135	78,988	1.76

Non-interest-bearing liabilities:
Non-interest-bearing deposits	884,417			755,845
Other liabilities	69,131			64,622

Total liabilities	6,696,745			6,818,602
Shareholders’ equity	795,147			904,005

Total liabilities and shareholders’ equity	$7,491,892			$7,722,607

Net interest revenue		$174,619			$182,920

Net interest-rate spread			3.23%			3.33%

Net interest margin (4)			3.42%			3.56%

(1)
Interest revenue on tax-exempt securities and loans has been increased to reflect comparable interest on taxable securities and loans. The rate used was 39%, reflecting the statutory federal income tax rate and the federal tax adjusted state income tax rate.

(2)	Included in the average balance of loans outstanding are loans where the accrual of interest has been discontinued and loans that are held for sale.

(3)	Securities available for sale are shown at amortized cost. Pretax unrealized gains of $32.4 million in 2011 and $44.1 million in 2010 are included in other assets for purposes of this presentation.

(4)	Net interest margin is taxable equivalent net-interest revenue divided by average interest-earning assets.

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
Table 4 — Change in Interest Revenue and Expense on a Taxable Equivalent Basis
(in thousands)

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
	Compared to 2010			Compared to 2010
	Increase (decrease)			Increase (decrease)
	Due to Changes in			Due to Changes in
	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Loans	$(9,940)	$794	$(9,146)	$(28,125)	$(1,852)	$(29,977)
Taxable securities	6,075	(6,182)	(107)	12,429	(16,076)	(3,647)
Tax-exempt securities	(30)	(30)	(60)	(163)	(53)	(216)
Federal funds sold and other interest-earning assets	(177)	(327)	(504)	1,093	(1,722)	(629)

Total interest-earning assets	(4,072)	(5,745)	(9,817)	(14,766)	(19,703)	(34,469)

Interest-bearing liabilities:
NOW accounts	(74)	(800)	(874)	(83)	(2,030)	(2,113)
Money market accounts	480	(1,281)	(801)	1,398	(2,258)	(860)
Savings deposits	6	(37)	(31)	13	(70)	(57)
Time deposits less than $100,000	(415)	(2,236)	(2,651)	(1,448)	(7,540)	(8,988)
Time deposits greater than $100,000	(591)	(1,459)	(2,050)	(2,070)	(4,828)	(6,898)
Brokered deposits	(1,503)	(809)	(2,312)	(2,647)	(3,669)	(6,316)

Total interest-bearing deposits	(2,097)	(6,622)	(8,719)	(4,837)	(20,395)	(25,232)

Federal funds purchased & other borrowings	(5)	18	13	(30)	65	35
Federal Home Loan Bank advances	(424)	69	(355)	(1,590)	444	(1,146)
Long-term debt	(215)	192	(23)	(210)	385	175

Total borrowed funds	(644)	279	(365)	(1,830)	894	(936)

Total interest-bearing liabilities	(2,741)	(6,343)	(9,084)	(6,667)	(19,501)	(26,168)

Decrease in net interest revenue	$(1,331)	$598	$(733)	$(8,099)	$(202)	$(8,301)

Provision for Loan Losses
The provision for loan losses is based on management’s evaluation of losses inherent in the loan portfolio and corresponding analysis of the allowance for loan losses at quarter-end. The provision for loan losses was $36.0 million and $237 million for the third quarter and the first nine months of 2011, respectively, compared to $50.5 million and $187 million for the same periods in 2010. The amount of provision recorded in the third quarter was the amount required such that the total allowance for loan losses reflected the appropriate balance, in the estimation of management, and was sufficient to cover inherent losses in the loan portfolio. During the third quarter of 2011, United recorded a loan loss allocation of $25.0 million related to the classification of its largest lending relationship. For the nine months ended September 30, 2011, the increase in the provision for loan losses compared to a year ago was primarily due to the increased level of charge-offs in the first quarter of 2011 recorded in conjunction with the Problem Asset Disposition Plan and transfer of loans to the held for sale category in anticipation of the Bulk Loan Sale. This also had the impact of lowering the second quarter 2011 provision for loan losses due to the lower level of nonperforming loans and net charge-offs. For the three and nine months ended September 30, 2011, net loan charge-offs as an annualized percentage of average outstanding loans were 1.68% and 8.28%, compared to 4.12% and 4.54%, respectively, for the same periods in 2010.
As the residential construction and housing markets have struggled, it has been difficult for many builders and developers to obtain cash flow needed to service debt from selling lots and houses. This deterioration of the residential construction and housing market was the primary factor that resulted in higher credit losses and increases in non-performing assets over the last three years. Although a majority of the charge-offs have been within the residential construction and development portion of the portfolio, credit quality deterioration has migrated to other loan categories as pressure resulting from economic conditions has persisted and unemployment levels have remained high throughout United’s markets. Additional discussion on credit quality and the allowance for loan losses is included in the Asset Quality and Risk Elements section of this report on page 46.

Fee Revenue
Operating fee revenue for the three and nine months ended September 30, 2011 was $11.5 million and $37.2 million, respectively, a decrease of $1.36 million, or 11%, compared to third quarter 2010, and an increase of $1.14 million, or 3%, from the year-to-date period of 2010. Fee revenue from continuing operations excludes consulting fees earned by United’s Brintech subsidiary which was sold on March 31, 2010.
The following table presents the components of fee revenue for the third quarters and first nine months of 2011 and 2010.
Table 5 — Fee Revenue
(dollars in thousands)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2011	2010	Change	2011	2010	Change

Overdraft fees	$3,541	$4,427	(20)%	$10,709	$13,396	(20)%
ATM and debit card fees	3,302	2,517	31	9,111	7,465	22
Other service charges and fees	691	704	(2)	2,042	2,227	(8)

Service charges and fees	7,534	7,648	(1)	21,862	23,088	(5)
Mortgage loan and related fees	1,148	2,071	(45)	3,594	5,151	(30)
Brokerage fees	836	731	14	2,204	1,884	17
Securities gains, net	—	2,491		838	2,552
Losses from prepayment of borrowings	—	(2,233)		(791)	(2,233)
Hedge ineffectiveness	575	336		4,687	1,185
Other	1,405	1,817	(23)	4,847	4,479	8

Total fee revenue	$11,498	$12,861	(11)	$37,241	$36,106	3

Service charges and fees of $7.5 million were down $114,000, or 1%, from the third quarter of 2010. For the first nine months of 2011, service charges and fees of $21.9 million were down $1.23 million, or 5%, from the same period in 2010. The decrease was primarily due to a 20% decline in overdraft fees resulting from decreased utilization of our courtesy overdraft services with the changes to Regulation E in 2010 requiring customers to opt in to such services. The decrease in overdraft fees was partially offset by higher ATM and debit card interchange revenue.
Mortgage loans and related fees for the third quarter and first nine months of 2011 were down $923,000, or 45%, and $1.56 million, or 30%, respectively, from the same periods in 2010. In the third quarter of 2011, United closed 387 loans totaling $57.4 million compared with 582 loans totaling $99.7 million in the third quarter of 2010. Origination volumes were driven by the changing interest rate environment which had a significant impact on refinancing activity. Year-to-date mortgage production in 2011 amounted to 1,217 loans totaling $182 million, compared to 1,469 loans totaling $235 million for the same period in 2010.
United recognized net securities gains of $838,000 for the nine months ended September 30, 2011. Net securities gains totaled $2.49 million in the third quarter of 2010 and $2.55 million for the first nine months of 2010. No securities gains were recognized in the third quarter of 2011. The 2010 net gain included $950,000 in impairment charges on trust preferred securities of a bank whose financial condition had deteriorated. The impairment charge was more than offset by realized gains from securities sales. United also recognized losses from the prepayment of Federal Home Loan Bank advances in the first nine months of 2011 and 2010, and the third quarter of 2010. The losses were part of the same balance sheet management activities that resulted in the securities gains. The securities gains and prepayment losses are mostly offsetting and had little net impact on financial results in the periods incurred.
In the third quarter of 2011, United recognized $575,000 in income from hedge ineffectiveness compared with $336,000 in income from hedge ineffectiveness in the third quarter of 2010. For the first nine months of 2011, United recognized $4.69 million in income from hedge ineffectiveness compared with $1.19 million in income for the same period of 2010. Most of the hedge ineffectiveness in 2010 and all of the hedge ineffectiveness in 2011 relates to terminated cash flow hedges where the gains realized on the terminated positions are being deferred over the original term of the derivative instrument. The ineffectiveness, which is caused by a decrease in qualifying prime-based loans, results in the accelerated recognition of the deferred gains.
Other fee revenue of $1.41 million for the third quarter of 2011 was down $412,000, or 23%, due to a $657,000 change in the value of deferred compensation plan assets. The mark to market adjustments on deferred compensation plan assets are completely offset by the mark to market adjustment on United’s deferred compensation plan liability. The offsetting mark to market adjustment on the deferred compensation plan liability is included in salaries and employee benefits expense.

Operating Expenses
The following table presents the components of operating expenses for the three and nine months ended September 30, 2011 and 2010.
Table 6 — Operating Expenses
(dollars in thousands)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2011	2010	Change	2011	2010	Change

Salaries and employee benefits	$25,262	$24,891	1%	$76,622	$72,841	5%
Communications and equipment	3,284	3,620	(9)	10,006	10,404	(4)
Occupancy	3,794	3,720	2	11,673	11,370	3
Advertising and public relations	1,052	1,128	(7)	3,347	3,523	(5)
Postage, printing and supplies	1,036	1,019	2	3,239	3,009	8
Professional fees	2,051	2,117	(3)	7,731	6,238	24
FDIC assessments and other regulatory charges	2,603	3,256	(20)	11,660	10,448	12
Amortization of intangibles	748	793	(6)	2,270	2,389	(5)
Other	3,877	4,610	(16)	14,368	12,707	13

Total excluding foreclosed property expenses and loss on NPA sale	43,707	45,154	(3)	140,916	132,929	6
Net (gains) losses on sales of foreclosed properties	(804)	7,137		7,998	15,753
Foreclosed property write downs	1,772	7,051		53,475	17,724
Foreclosed property maintenance expenses	1,845	5,564	(67)	8,130	11,628	(30)
Loss on sale of nonperforming assets	—	—		—	45,349
Goodwill impairment	—	210,590		—	210,590

Total operating expenses	$46,520	$275,496	(83)	$210,519	$433,973	(51)

Operating expenses for the third quarter of 2011 totaled $46.5 million, down $229 million, or 83%, from the third quarter of 2010. For the nine months ended September 30, 2011, operating expenses totaled $210.5 million, down $223 million, or 51%, from the same period in 2010, mostly due to a goodwill impairment charge of $211 million incurred in the third quarter of 2010. An increase in foreclosed property losses incurred in connection with United’s Problem Asset Disposition Plan was reflected in the nine months ended September 30, 2011. Excluding goodwill impairment, foreclosed property costs and the loss on sale of nonperforming assets in the second quarter of 2010, total operating expenses were $43.7 million, and $141 million for the three and nine months ended September 30, 2011, down $1.45 million, or 3%, from the third quarter of 2010 and up $7.99 million, or 6%, from a year ago.
Salaries and employee benefits for the third quarter of 2011 were $25.3 million, up $371,000, or 1%, from the same period of 2010. For the first nine months of 2011, salaries and employee benefits of $76.6 million were up $3.78 million, or 5%, from the first nine months of 2010. Severance costs for eliminated staff positions accounted for $1.20 million of the year-to-date increase. The increase was also due to higher group medical insurance costs, a lower level of deferred direct loan origination costs and higher equity compensation expense. Headcount totaled 1,762 at September 30, 2011, compared to 1,812 at September 30, 2010.
Occupancy expense of $3.79 million and $11.7 million, respectively, for the third quarter and first nine months of 2011 was up $74,000, or 2%, and up $303,000, or 3%, respectively, compared to the same periods of 2010. The increase was due to higher costs for utilities, real estate taxes and insurance premiums.
Advertising and public relations expense for the third quarter of 2011 totaled $1.05 million, down $76,000, or 7%, from the third quarter of 2010. For the nine months ended September 30, 2011 and 2010, advertising and public relations expense totaled $3.35 million and $3.52 million, respectively. The decrease for both periods is due to a discontinuance of direct mail programs and efforts to reduce discretionary spending.
Postage, printing and supplies expense for the third quarter of 2011 totaled $1.04 million, up $17,000, or 2%, from the same period of 2010. For the nine months ended September 30, 2011 and 2010, postage, printing and supplies expense totaled $3.24 million and $3.01 million, respectively. The increase was primarily due to higher postage costs and outside courier expenses.
Professional fees for the third quarter of 2011 of $2.05 million were down $66,000, or 3%, from the same period in 2010. For the nine months ended September 30, 2011 professional fees of $7.73 million were up $1.49 million, or 24%, primarily due to professional service costs associated with the Bulk Loan Sale.
FDIC assessments and other regulatory charges of $2.60 million and $11.7 million for the third quarter and first nine months of 2011, decreased $653,000, or 20%, from the third quarter of 2010 and increased $1.21 million, or 12%, compared to the first nine months of 2010. The year-to-date increase was due to an increase in United’s assessment rate beginning in the first quarter as well as an increase in insured deposits. The assessment rate came down effective April 1, 2011, due to the FDIC’s change to an asset based formula which was more favorable to United. United’s assessment rate was reduced further late in the second quarter.

Other expense of $3.88 million for the third quarter of 2011 decreased $733,000 from the third quarter of 2010. Year-to-date, other expense of $14.4 million increased $1.66 million from the first nine months of 2010. The year-to-date increase was primarily due to $2.60 million of property taxes and other loan collateral costs incurred to prepare loans for the Bulk Loan Sale. The decrease for the quarter is primarily due to lower loan collection costs.
Gains on sale of foreclosed property totaled $804,000 for the third quarter of 2011, compared to losses on sale of $7.14 million for the third quarter of 2010. For the nine months ended September 30, 2011, losses on sale were $8.00 million compared to losses on sale of $15.8 million for the same period of the prior year. Foreclosed property write-downs for the third quarter and first nine months of 2011 were $1.77 million and $53.5 million compared to $7.05 million and $17.7 million a year ago. The year to date increase reflected higher write downs in the first half of 2011 on foreclosed properties to expedite sales under the Problem Asset Disposition Plan. Foreclosed property maintenance expenses include legal fees, property taxes, marketing costs, utility services, maintenance and repair charges that totaled $1.85 million and $8.13 million, respectively, for the third quarter and first nine months of 2011 compared with $5.56 million and $11.6 million, respectively, a year ago. Foreclosed property costs in general are down in the third quarter from a year ago due to lower balances of foreclosed property after execution of United’s Problem Asset Disposition Plan beginning in the first quarter of 2011.
Income Taxes
Income tax benefit for the third quarter of 2011 was $5.96 million as compared with income tax benefit of $17.2 million for the third quarter of 2010, representing an effective tax rate of approximately 49.0% and 6.79%, respectively. The third quarter 2011 tax benefit included the reversal of previously established reserves for uncertain tax positions of $1.09 million as the tax returns upon which the tax positions were claimed are no longer subject to audit as a result of statute expiration. Absent the reversal of the reserves, the effective tax rate for the third quarter would have been 40%. Excluding the goodwill impairment charges in 2010, which had a very limited tax impact, the effective tax rate for the third quarter of 2010 was 40.0%. For the first nine months of 2011, income tax benefit was $95.9 million as compared with income tax benefit of $73.0 million for the same period in 2010, representing an effective tax rate of 40.5% and 18.1%, respectively. The effective tax rates were different from the statutory tax rates primarily due to interest revenue on certain investment securities and loans that are exempt from income taxes, tax exempt fee revenue, tax credits received on affordable housing investments, and the change in valuation allowance on deferred tax assets as discussed below.
United was profitable during the second quarter of 2011; however, incurred a net loss during the third quarter of 2011, due to the classification of United’s largest lending relationship and the establishment of a specific reserve for anticipated losses. This was an isolated situation that is not representative of management’s earnings expectations going forward. The change from a pre-tax loss to pre-tax earnings will affect the effective tax rate going forward to the extent profitability continues. Because in aggregate, United’s permanent tax differences are generally in United’s favor, they tend to reduce the effective tax rate below the blended statutory rate of 38.9% when United has pre-tax earnings and they increase the effective tax rate above the blended statutory rate when United has a pre-tax loss. The effective tax rates can be volatile as earnings or losses approach a break-even point since United would report a tax benefit even if it were to break even as a result of the permanent tax differences. Therefore some volatility in the effective tax rate is expected as United moves from a loss position to positive earnings.
Management determined that it is more likely than not that approximately $5.39 million at September 30, 2011 and $5.16 million at September 30, 2010, net of Federal benefit, in state tax credits will expire unused due to their very short three to five year carry forward period and a valuation allowance has been established for these benefits. At September 30, 2011, United had net deferred tax assets of $264 million, net of the valuation allowance of $5.39 million. Accounting Standards Codification Topic 740, Income Taxes, requires that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. Management considers both positive and negative evidence and analyzes changes in near-term market conditions as well as other factors which may impact future operating results. In making such judgments, significant weight is given to evidence that can be objectively verified. At September 30, 2011, management believes that it is more likely than not that, with the exception of those state tax credits that are expected to expire unused due to a relatively short carryforward period of only three to five years, it will be able to fully realize its deferred tax benefits through its ability to carry losses forward to future profitable years. Despite recent losses and the challenging economic environment, United has a history of strong earnings, is well-capitalized, continues to grow its core customer deposit base while maintaining very high customer satisfaction scores, and has expectations regarding future taxable income that are in excess of the amount required to utilize United’s net operating losses prior to their expiration. The deferred tax assets are analyzed quarterly for changes affecting realizability. United’s most recent analysis, which management believes is based on conservative assumptions, indicated that the deferred tax assets will be fully utilized well in advance of the twenty-year carryforward period allowed for net operating losses; however, there can be no guarantee that a valuation allowance will not be necessary in future periods. Also important at arriving at that conclusion is the assumption that an “ownership change” as defined by Section 382 of the Internal Revenue Code of 1986, as amended, and related Internal Revenue Service pronouncements (“Section 382”) did not occur as a result of the first quarter Private Placement. Management believes that no such change of control has occurred.

While United’s recent losses and informal Memorandum of Understanding (“MOU”) with the FDIC are considered negative evidence with regard to United’s ability to use its deferred tax assets, the losses were primarily the result of the collapse in the housing market and United’s concentration of residential construction loans rather than a fundamental problem with its underlying business approach. United has reduced its concentration of residential construction loans from a high of 35% of its portfolio to 12% as of September 30, 2011. With the recent capital transaction and disposition of problem assets, United’s credit measures have significantly improved leading management to the expectation that it is at or near a point of sustainable profitability. At September 30, 2011, nonperforming assets represent only 2.64% of total assets, down from a high of 5.32% of total assets at the end of the first quarter of 2010 and the improving trend is expected to continue. During the weak economic cycle, United was able to improve its already high customer satisfaction scores and achieve national recognition from JD Power & Associates for superior customer service, United was also able to increase core customer deposits (non-CD, non-public) by $812 million since December 2008. Perhaps the strongest evidence supporting United’s ability to fully utilize its deferred tax asset was its ability to raise $380 million in new capital from private equity investors. These investors performed extensive due diligence prior to investing in United. Their investment in United was made with the expectation, based on their objective analysis, that United would provide an attractive return on their investment. United’s management has therefore concluded that it is more likely than not that it will be able to fully utilize its deferred tax assets.
During their review of two resale registration statements and related periodic reports, the Securities and Exchange Commission (“SEC”) has inquired as to the necessity of an additional deferred tax asset valuation allowance. Although management has concluded that United will realize all of its net deferred tax assets prior to their expiration, it is possible the Company will be required to record an additional valuation allowance, as a result of this inquiry.
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
Balance Sheet Review
Total assets at September 30, 2011, December 31, 2010 and September 30, 2010 were $7.16 billion, $7.44 billion and $7.01 billion, respectively. Average total assets for the third quarter of 2011 were $7.26 billion, down from $7.52 billion in the third quarter of 2010.

Loans
The following table presents a summary of the loan portfolio.
Table 7 — Loans Outstanding (excludes loans covered by loss share agreement)
(dollars in thousands)

	September 30,	December 31,	September 30,
	2011	2010	2010
By Loan Type
Commercial (secured by real estate)	$1,771,101	$1,761,424	$1,781,271
Commercial construction	168,531	296,582	309,519
Commercial (commercial and industrial)	429,043	441,518	456,368

Total commercial	2,368,675	2,499,524	2,547,158
Residential construction	474,552	695,166	763,424
Residential mortgage	1,149,678	1,278,780	1,315,994
Installment	116,970	130,656	132,928

Total loans	$4,109,875	$4,604,126	$4,759,504

As a percentage of total loans:
Commercial (secured by real estate)	43%	38%	36%
Commercial construction	4	6	7
Commercial (commercial and industrial)	10	10	10

Total commercial	57	54	53
Residential construction	12	15	16
Residential mortgage	28	28	28
Installment	3	3	3

Total	100%	100%	100%

By Geographic Location
Atlanta MSA	$1,192,496	$1,310,222	$1,364,823
Gainesville MSA	271,705	312,049	316,499
North Georgia	1,478,179	1,688,586	1,754,541
Western North Carolina	607,284	701,798	718,948
Coastal Georgia	315,597	335,020	344,901
East Tennessee	244,614	256,451	259,792

Total loans	$4,109,875	$4,604,126	$4,759,504

Substantially all of United’s loans are to customers (including customers who have a seasonal residence in United’s market areas) located in the immediate market areas of its community banks in Georgia, North Carolina, and Tennessee, and more than 85% of the loans are secured by real estate. At September 30, 2011, total loans, excluding loans acquired from SCB that are covered by loss sharing agreements with the FDIC, were $4.11 billion, a decrease of $650 million, or 14%, from September 30, 2010. The rate of loan growth began to decline in the first quarter of 2007 and the balances have continued to decline. The decrease in the loan portfolio began with deterioration in the residential construction and housing markets. This deterioration resulted in part in an oversupply of lot inventory, houses and land within United’s markets, which further slowed construction activities and acquisition and development projects. The resulting recession that began in the housing market led to high rates of unemployment that resulted in stress in the other segments of United’s loan portfolio. Despite the weak economy and lack of loan demand, United has continued to pursue lending opportunities which resulted in $87.8 million in new loans that were funded in the third quarter of 2011.
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
Table 8 — Performing Substandard Loans
(dollars in thousands)

	September 30,	June 30,	March 31,	December 31,	September 30,
	2011	2011	2011	2010	2010
By Category
Commercial (sec. by RE)	$134,356	$117,525	$119,651	$156,765	$157,245
Commercial construction	26,530	31,347	34,887	90,745	102,592
Commercial & industrial	24,868	16,645	16,425	16,767	22,251

Total commercial	185,754	165,517	170,963	264,277	282,088
Residential construction	76,179	74,277	80,534	158,770	177,381
Residential mortgage	76,707	70,396	69,119	86,143	86,239
Installment	2,703	2,923	2,352	2,957	4,218

Total	$341,343	$313,113	$322,968	$512,147	$549,926

By Market
Atlanta MSA	$97,906	$97,931	$100,200	$185,327	$214,676
Gainesville MSA	19,615	14,957	17,417	33,962	27,097
North Georgia	156,063	140,886	148,228	212,992	229,845
North Carolina	36,724	30,202	27,280	42,335	37,085
Coastal Georgia	23,966	22,945	23,104	29,223	32,341
East Tennessee	7,069	6,192	6,739	8,308	8,882

Total loans	$341,343	$313,113	$322,968	$512,147	$549,926

At September 30, 2011, performing substandard loans totaled $341 million and increased $28.2 million from the prior quarter-end, and decreased $209 million from a year ago. Most of the decrease from a year ago occurred in United’s Atlanta and north Georgia markets and was primarily the result of our Bulk Loan Sale which was completed on April 18, 2011. Residential construction and commercial construction loans showed the most significant decreases as they represented more than 60% of the pre-charge down carrying amount of the aggregate loans included in the loan sale. The increase from the second quarter was primarily in the commercial secured by real estate category, primarily in north Georgia and North Carolina markets.
Reviews of substandard performing and non-performing loans, troubled debt restructures, past due loans and larger credits, are conducted on a regular basis with management each quarter and are designed to identify risk migration and potential charges to the allowance for loan losses. These reviews are performed by the responsible lending officers and the loan review department and also consider such factors as the financial strength of borrowers, the value of the applicable collateral, past loan loss experience, anticipated loan losses, changes in risk profile, prevailing economic conditions and other factors. In addition to United’s internal loan review, United also uses external loan review to ensure the independence of the loan review process.

The following table presents a summary of the changes in the allowance for loan losses for the three and nine months ended September 30, 2011 and 2010.
Table 9 — Allowance for Loan Losses
(in thousands)

	Three Months Ended
	September 30,		Nine Months Ended September 30,
	2011	2010	2011			2010
			Problem(1)
			Asset
			Disposition
	Total	Total	Plan	Other	Total	Total
Balance beginning of period	$127,638	$174,111			$174,695	$155,602
Provision for loan losses	36,000	50,500			237,000	187,000
Charge-offs:
Commercial (secured by real estate)	2,270	14,343	$44,052	$10,358	54,410	27,070
Commercial construction	1,705	1,989	47,237	5,163	52,400	5,660
Commercial (commercial and industrial)	866	1,458	3,411	2,421	5,832	7,776
Residential construction	7,668	25,661	78,653	28,039	106,692	111,632
Residential mortgage	6,399	8,043	30,139	17,603	47,742	19,435
Consumer installment	970	1,162	297	2,652	2,949	3,708

Total loans charged-off	19,878	52,656	203,789	66,236	270,025	175,281

Recoveries:
Commercial (secured by real estate)	78	131	—	352	352	1,137
Commercial construction	80	17	—	191	191	22
Commercial (commercial and industrial)	446	251	—	849	849	1,592
Residential construction	1,287	1,727	—	1,544	1,544	3,083
Residential mortgage	289	348	—	660	660	672
Consumer installment	152	184	—	826	826	786

Total recoveries	2,332	2,658	—	4,422	4,422	7,292

Net charge-offs	17,546	49,998	$203,789	$61,814	265,603	167,989

Balance end of period	$146,092	$174,613			$146,092	$174,613

Total loans: *
At period-end	$4,109,875	$4,759,504			$4,109,875	$4,759,504
Average	4,132,526	4,818,924			4,286,260	4,947,209

Allowance as a percentage of period-end loans	3.55%	3.67%			3.55	3.67%

As a percentage of average loans:
Net charge-offs	1.68	4.12			8.28	4.54
Provision for loan losses	3.46	4.16			7.39	5.05

Allowance as a percentage of non-performing loans	101	80			101	80

*	Excludes loans covered by loss sharing agreements with the FDIC

(1)
United’s Problem Asset Dispostion Plan resulted in charge-offs in the first nine months of 2011 totaling $179 million related to the Bulk Loan Sale that closed on April 18, 2011. Also in the first nine months of 2011 related to United’s Problem Asset Disposition Plan was an additional $9.5 million in charge-offs related to other bulk loan sales that were completed in the first quarter of 2011 and $15.6 million in charge-offs on foreclosed properties related to the Problem Asset Disposition Plan. Total losses related to the Problem Asset Disposition Plan for the first six months of 2011 were $203.8 million.

The provision for loan losses charged to earnings was based upon management’s judgment of the amount necessary to maintain the allowance at a level appropriate to absorb losses inherent in the loan portfolio at the balance sheet date. The amount each quarter is dependent upon many factors, including growth and changes in the composition of the loan portfolio, net charge-offs, delinquencies, management’s assessment of loan portfolio quality, the value of collateral, and other macro-economic factors and trends. The evaluation of these factors is performed quarterly by management through an analysis of the appropriateness of the allowance for loan losses. The decreases in the provision and the stabilization of the level of the allowance for loan losses compared to the previous periods reflects stabilizing trends in substandard loans, leading to an expectation that charge-off levels may continue to decline.
At September 30, 2011 the allowance for loan losses was $146 million, or 3.55% of loans, compared with $175 million, or 3.79% of loans, at December 31, 2010 and $175 million, or 3.67% of loans, at September 30, 2010. The decrease in the allowance for loan losses is consistent with the decrease in classified loans resulting from the execution of the Problem Asset Disposition Plan, including the Bulk Loan Sale which reduced the amount of loss remaining in the loan portfolio. During the third quarter of 2011, United recorded a loan loss allocation of $25.0 million due to the classification of its largest lending relationship.

Management believes that the allowance for loan losses at September 30, 2011 reflects the losses inherent in the loan portfolio. This assessment involves uncertainty and judgment; therefore, the adequacy of the allowance for loan losses cannot be determined with precision and may be subject to change in future periods. The amount of any changes could be significant if management’s assessment of loan quality or collateral values change substantially with respect to one or more loan relationships or portfolios. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require adjustments to the provision for loan losses in future periods if, in their opinion, the results of their review warrant such additions. See the “Critical Accounting Policies” section in United’s Annual Report on Form 10-K for additional information on the allowance for loan losses.
Nonperforming Assets
The table below summarizes nonperforming assets, excluding SCB’s assets covered by the loss-sharing agreement with the FDIC. Those assets have been excluded from nonperforming assets, as the loss-sharing agreement with the FDIC and purchase price adjustments to reflect credit losses effectively eliminate the likelihood of recognizing any losses on the covered assets.
Table 10 — Nonperforming Assets
(dollars in thousands)

	September 30,	December 31,	September 30,
	2011	2010	2010
Nonperforming loans*	$144,484	$179,094	$217,766
Foreclosed properties (OREO)	44,263	142,208	129,964

Total nonperforming assets	$188,747	$321,302	$347,730

Nonperforming loans as a percentage of total loans	3.52%	3.89%	4.58%
Nonperforming assets as a percentage of total loans and OREO	4.54	6.77	7.11
Nonperforming assets as a percentage of total assets	2.64	4.32	4.96

*	There were no loans 90 days or more past due that were still accruing at period end.
At September 30, 2011, nonperforming loans were $144 million, compared to $179 million at December 31, 2010 and $218 million at September 30, 2010. The ratio of nonperforming loans to total loans decreased from December 31, 2010 and September 30, 2010 due to the Bulk Loan Sale in April 2011, which included performing and nonperforming substandard loans. Nonperforming assets, which include nonperforming loans and foreclosed real estate, totaled $189 million at September 30, 2011, compared with $321 million at December 31, 2010 and $348 million at September 30, 2010. United sold $13.8 million and $87.3 million, respectively, of foreclosed properties during the third quarter and first nine months of 2011. Both of these events helped lower the balance of foreclosed properties by 66% compared to September 30, 2010.
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
Table 11 — Nonperforming Assets by Quarter(1)
(in thousands)

	September 30, 2011					December 31, 2010			September 30, 2010
	Nonaccrual		Foreclosed	Total		Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total
	Loans		Properties	NPAs		Loans	Properties	NPAs	Loans	Properties	NPAs
BY CATEGORY
Commercial (sec. by RE)	$21,998		$8,880	$30,878		$44,927	$23,659	$68,586	$53,646	$14,838	$68,484
Commercial construction	11,370		5,862	17,232		21,374	17,808	39,182	17,279	15,125	32,404
Commercial & industrial	53,009		—	53,009		5,611	—	5,611	7,670	—	7,670

Total commercial	86,377		14,742	101,119		71,912	41,467	113,379	78,595	29,963	108,558
Residential construction	34,472		21,561	56,033		54,505	78,231	132,736	79,321	73,206	152,527
Residential mortgage	22,671		7,960	30,631		51,083	22,510	73,593	58,107	26,795	84,902
Consumer / installment	964		—	964		1,594	—	1,594	1,743	—	1,743

Total NPAs	$144,484		$44,263	$188,747		$179,094	$142,208	$321,302	$217,766	$129,964	$347,730

Balance as a % of Unpaid Principal	77.8	%(2)	33.4%	59.3	%(2)	67.2%	64.4%	65.9%	70.0%	65.9%	68.4%

BY MARKET
Atlanta MSA	$13,350		$12,971	$26,321		$48,289	$41,154	$89,443	$65,304	$32,785	$98,089
Gainesville MSA	5,311		2,495	7,806		5,171	9,273	14,444	11,905	5,685	17,590
North Georgia	105,078		17,467	122,545		83,551	66,211	149,762	92,295	67,439	159,734
Western North Carolina	13,243		7,941	21,184		25,832	11,553	37,385	31,545	11,559	43,104
Coastal Georgia	5,600		2,354	7,954		11,145	11,901	23,046	10,611	10,951	21,562
East Tennessee	1,902		1,035	2,937		5,106	2,116	7,222	6,106	1,545	7,651

Total NPAs	$144,484		$44,263	$188,747		$179,094	$142,208	$321,302	$217,766	$129,964	$347,730

(1)	Excludes non-performing loans and foreclosed properties covered by the loss-sharing agreement with the FDIC, related to the acquisition of SCB.

(2)
These amounts were significantly impacted by the placing of United’s largest lending relationship on nonaccrual status. Excluding that loan relationship which has a $25 million special allowance allocation, the balance of nonaccrual loans and total nonperforming assets as a percentage of unpaid principal is 62.2% and 46.4%, respectively.

In April 2011, United sold nonperforming loans in the Bulk Loan Sale with a pre-write down carrying amount of $101 million and performing substandard loans with a pre-write down carrying amount of $166 million. Nonperforming assets in the residential construction category were $56.0 million at September 30, 2011, compared with $153 million at September 30, 2010, a decrease of $96.5 million, or 63%. Commercial nonperforming assets decreased from $109 million at September 30, 2010 to $101 million at September 30, 2011. Residential mortgage non-performing assets of $30.6 million decreased $54.3 million from September 30, 2010. While United experienced a reduction in nonperforming assets across all markets, the execution of the Problem Asset Disposition Plan, which included the Bulk Loan Sale and the write down of foreclosed properties, contributed to a decline in the North Georgia market and Atlanta MSA, where nonperforming asset levels had been particularly elevated.
At September 30, 2011, December 31, 2010, and September 30, 2010 United had $75.7 million, $101 million and $66.3 respectively, in loans with terms that have been modified in a troubled debt restructuring (“TDR”). Included therein were $5.91 million, $17.3 million and $16.7 million of TDRs that were not performing in accordance with their modified terms and were included in nonperforming loans. The remaining TDRs with an aggregate balance of $69.8 million, $83.7 million and $49.6 million, respectively, were performing according to their modified terms and are therefore not considered to be nonperforming assets.
At September 30, 2011, December 31, 2010, and September 30, 2010, there were $183 million, $123 million and $157 million, respectively, of loans classified as impaired under the Accounting Standards Codification. Included in impaired loans at September 30, 2011, December 31, 2010 and September 30, 2010, was $62.7 million, $115 million and $150 million, respectively that did not require specific reserves or had previously been charged down to net realizable value. The balance of impaired loans at September 30, 2011, December 31, 2010 and September 30, 2010, of $120 million, $7.64 million and $7.1 million, respectively, had specific reserves that totaled $33.5 million, $1.05 million and $1.27 million, respectively. During the third quarter of 2011, United classified its largest lending relationship of $76.6 million as impaired and recorded a specific reserve of $25.0 million. The average recorded investment in impaired loans for the third quarters of 2011 and 2010 was $109 million and $159 million, respectively. For the three and nine months ended September 30, 2011, United recognized $797,000 in interest income on impaired loans. There was no interest revenue recognized on loans while they were impaired for the first nine months of 2010. United’s policy is to discontinue the recognition of interest revenue for loans classified as impaired under the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) Topic 310-10-35, Receivables, when a loan meets the criteria for nonaccrual status.

The table below summarizes activity in non-performing assets by quarter. Assets covered by loss sharing agreements with the FDIC, related to the acquisition of SCB, are not included in this table.
Table 12 — Activity in Nonperforming Assets by Quarter
(in thousands)

	Third Quarter 2011 (1)			Third Quarter 2010 (1)
	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total
	Loans	Properties	NPAs	Loans	Properties	NPAs

Beginning Balance	$71,065	$47,584	$118,649	$224,335	$123,910	$348,245
Loans placed on non-accrual (2)	103,365	—	103,365	119,783	—	119,783
Payments received	(3,995)	—	(3,995)	(11,469)	—	(11,469)
Loan charge-offs	(15,335)	—	(15,335)	(52,647)	—	(52,647)
Foreclosures	(10,616)	10,616	—	(59,844)	59,844	—
Capitalized costs	—	818	818	—	601	601
Note / property sales	—	(13,787)	(13,787)	(2,392)	(40,203)	(42,595)
Write downs	—	(1,772)	(1,772)	—	(7,051)	(7,051)
Net gains (losses) on sales	—	804	804	—	(7,137)	(7,137)

Ending Balance	$144,484	$44,263	$188,747	$217,766	$129,964	$347,730

	First Nine Months 2011 (1)(3)			First Nine Months 2010 (1)
	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total
	Loans	Properties	NPAs	Loans	Properties	NPAs

Beginning Balance	$179,094	$142,208	$321,302	$264,092	$120,770	$384,862
Loans placed on non-accrual (2)	194,006	—	194,006	413,820	—	413,820
Payments received	(15,247)	—	(15,247)	(29,391)	—	(29,391)
Loan charge-offs	(78,192)	—	(78,192)	(174,237)	—	(174,237)
Foreclosures	(49,693)	49,693	—	(176,071)	176,071	—
Capitalized costs	—	1,108	1,108	—	1,226	1,226
Note / property sales	(11,400)	(87,273)	(98,673)	(80,447)	(134,626)	(215,073)
Loans transferred to held for sale	(74,084)	—	(74,084)	—	—	—
Write downs	—	(53,475)	(53,475)	—	(17,724)	(17,724)
Net losses on sales	—	(7,998)	(7,998)	—	(15,753)	(15,753)

Ending Balance	$144,484	$44,263	$188,747	$217,766	$129,964	$347,730

(1)	Excludes non-performing loans and foreclosed properties covered by the loss-sharing agreement with the FDIC, related to the acquisition of SCB.

(2)	Includes $76.6 million from United’s largest loan relationship that was placed on nonaccrual in the third quarter of 2011.

(3)
The NPA activity shown for the first nine months of 2011 is presented with all activity related to loans transferred to the held for sale classification on one line as if those loans were transferred to held for sale at the beginning of the period. During the first quarter of 2011, $27.1 million in loans transferred to held for sale were placed on nonaccrual, $1.1 million in payments were received on nonaccrual loans transferred to held for sale and $66.6 million in charge-offs were recorded on nonaccrual loans transferred to held for sale to mark them down to the expected proceeds from the sale.

Foreclosed property is initially recorded at fair value, less estimated costs to sell. If the fair value, less estimated costs to sell at the time of foreclosure, is less than the loan balance, the deficiency is charged against the allowance for loan losses. If the fair value, less estimated costs to sell, of the foreclosed property decreases during the holding period, a valuation allowance is established with a charge to foreclosed property costs. When the foreclosed property is sold, a gain or loss is recognized on the sale for the difference between the sales proceeds and the carrying amount of the property. Financed sales of foreclosed property are accounted for in accordance with ASC 360-20, Real Estate Sales. For the third quarter and first nine months of 2011, United transferred $10.6 million and $49.7 million, respectively, of loans into foreclosed property. During the same periods, proceeds from sales of foreclosed property were $13.8 million and $87.3 million, respectively, which includes $3.1 million and $16.3 million of sales that were financed by United, respectively. During the first quarter of 2011, United recorded $48.6 million in write-downs on foreclosed property in order to expedite sales in the second and third quarter.

Investment Securities
The composition of the investment securities portfolio reflects United’s investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of revenue. The investment securities portfolio also provides a balance to interest rate risk and credit risk in other categories of the balance sheet while providing a vehicle for the investment of available funds, furnishing liquidity, and supplying securities to pledge as required collateral for certain deposits. Total investment securities at September 30, 2011 increased $813 million from a year ago. The increase in the securities portfolio was a result of a buildup of liquidity resulting partially from strong core deposit growth with little loan demand to invest the proceeds. In addition, United had previously sought to maintain above normal amounts of liquidity due to the uncertain economy. United invested the proceeds from deposits in floating rate mortgage-backed securities. United chose floating rate securities because they have less market risk in the event rates begin to rise.
At September 30, 2011, United had securities held to maturity with a carrying value of $354 million and securities available for sale totaling $1.77 billion. At September 30, 2011, December 31, 2010, and September 30, 2010, the securities portfolio represented approximately 30%, 20%, and 19% of total assets, respectively.
The investment securities portfolio primarily consists of U.S. Government sponsored agency mortgage-backed securities, non-agency mortgage-backed securities, U.S. Government agency securities, corporate securities, and municipal securities. Mortgage-backed securities rely on the underlying pools of mortgage loans to provide a cash flow of principal and interest. The actual maturities of these securities will differ from contractual maturities because loans underlying the securities can prepay. Decreases in interest rates will generally cause an acceleration of prepayment levels. In a declining interest rate environment, United may not be able to reinvest the proceeds from these prepayments in assets that have comparable yields. In a rising rate environment, the opposite occurs. Prepayments tend to slow and the weighted average life extends. This is referred to as extension risk which can lead to lower levels of liquidity due to the delay of cash receipts and can result in the holding of a below market yielding asset for a longer period of time.
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
Total deposits as of September 30, 2011 were $6.01 billion, an increase of $6.7 million from September 30, 2010. Total non-interest-bearing demand deposit accounts of $966 million increased $183 million, or 23%, due to the success of core deposit programs. Also impacted by the programs were NOW, money market and savings accounts of $2.53 billion which increased $200 million, or 9%, from September 30, 2010.
Total time deposits, excluding brokered deposits, as of September 30, 2011 were $2.30 billion, down $233 million from September 30, 2010. Time deposits less than $100,000 totaled $1.39 billion, a decrease of $105 million, or 7%, from a year ago. Time deposits of $100,000 and greater totaled $905 million as of September 30, 2011, a decrease of $128 million, or 12%, from September 30, 2010. United continued to offer low rates on certificates of deposit, allowing balances to decline as United’s funding needs declined due to weak loan demand.

Wholesale Funding
The Bank is a shareholder in the Federal Home Loan Bank (“FHLB”) of Atlanta. Through this affiliation, FHLB secured advances totaled $40.6 million and $55.1 million as of September 30, 2011 and 2010, respectively. United anticipates continued use of this short and long-term source of funds. FHLB advances outstanding at September 30, 2011 had fixed interest rates ranging up to 4.49%. During the second quarter of 2011 and the third quarter of 2010, United prepaid approximately $14.5 million and $50.0 million, respectively, of fixed-rate advances and incurred prepayment charges of $791,000 and $2.23 million, respectively. Additional information regarding FHLB advances is provided in Note 11 to the consolidated financial statements included in United’s 2010 Form 10-K.
At September 30, 2011 and 2010, United had $103 million and $104 million, respectively, in repurchase agreements and other short-term borrowings outstanding. United takes advantage of these additional sources of liquidity when rates are favorable compared to other forms of short-term borrowings, such as FHLB advances and brokered deposits.
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
United’s policy is based on the 12-month impact on net interest revenue of interest rate ramps that increase 200 basis points and decrease 200 basis points from the base scenario. In the ramp scenarios, rates change 25 basis points per month over the initial eight months. The policy limits the change in net interest revenue over the first 12 months to a 10% decrease in either scenario. The policy ramp and base scenarios assume a static balance sheet. Historically low rates on September 30, 2011 and 2010 made use of the down 200 basis points scenario problematic. At September 30, 2011 United’s simulation model indicated that a 200 basis point increase in rates would cause an approximate 1.83% increase in net interest revenue over twelve months, and a 25 basis point decrease would cause an approximate .47% increase in net interest revenue over twelve months. At September 30, 2010, United’s simulation model indicated that a 200 basis point increase in rates would cause an approximate .48% decrease in net interest revenue and a 25 basis point decrease in rates over twelve months would cause an approximate .33% increase in net interest revenue.
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
United’s derivative financial instruments are classified as either cash flow or fair value hedges. The change in fair value of cash flow hedges is recognized in other comprehensive income. Fair value hedges recognize currently in earnings both the effect of the change in the fair value of the derivative financial instrument and the offsetting effect of the change in fair value of the hedged asset or liability associated with the particular risk of that asset or liability being hedged. At September 30, 2011, United did not have any active derivative contracts outstanding.
From time to time, United will terminate swap or floor positions when conditions change and the position is no longer necessary to manage United’s overall sensitivity to changes in interest rates. In those situations where the terminated swap or floor was in an effective hedging relationship at the time of termination and the hedging relationship is expected to remain effective throughout the original term of the swap or floor, the resulting gain or loss is amortized over the remaining life of the original contract. For swap contracts, the gain or loss is amortized over the remaining original contract term using the straight line method of amortization. For floor contracts, the gain or loss is amortized over the remaining original contract term based on the original floorlet schedule. At September 30, 2011, United had $7.16 million in gains from terminated derivative positions included in other comprehensive income that will be amortized into earnings over their remaining original contract terms. Approximately $5.33 million is expected to be reclassified into interest revenue over the next twelve months.
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
The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and the maturities and sales of securities, as well as the ability to use these as collateral for borrowings on a secured basis. We also maintain excess funds in short-term interest-bearing assets that provide additional liquidity. Mortgage loans held for sale totaled $22.1 million at September 30, 2011, and typically turn over every 45 days as the closed loans are sold to investors in the secondary market. In addition, at September 30, 2011 United held $826 million in excess liquidity including $230 million in cash equivalent balances, primarily balances in excess of reserve requirements at the Federal Reserve Bank and $596 million in floating rate securities.
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
At September 30, 2011, United had sufficient qualifying collateral to increase FHLB advances by $1.39 billion and Federal Reserve discount window capacity of $405 million. United’s internal policy limits brokered deposits to 25% of total assets. At September 30, 2011, United had the capacity to increase brokered deposits by $1.58 billion, subject to certain regulatory approvals, and still remain within this limit. In addition to these wholesale sources, United has the ability to attract retail deposits at any time by competing more aggressively on pricing.

As disclosed in United’s consolidated statement of cash flows, net cash provided by operating activities was $149 million for the nine months ended September 30, 2011. The net loss of $141 million for the nine month period included non-cash expenses for the provision for loan losses of $237 million and losses and write downs on foreclosed property of $61.5 million. As an offset, other assets increased $35.7 million, primarily due to an increase in deferred tax assets. Net cash used in investing activities of $350 million consisted primarily of purchases of securities of $1.14 billion and purchases of premises and equipment of $6.44 million, that were offset by proceeds from sales of securities of $107 million, maturities and calls of investment securities of $416 million, net proceeds from sales of other real estate of $71.0 million, proceeds from note sales of $99.3 million, and a net decrease in loans of $106 million. Net cash used in financing activities of $149 million consisted primarily of the proceeds of $362 million from the issuance of common and preferred stock offset by a net decrease in deposits of $464 million. United also paid $15.3 million to settle FHLB advances and repaid $30.0 million in long-term debt. In the opinion of management, United had a significant excess liquidity position at September 30, 2011, which was sufficient to meet its expected cash flow requirements.
Capital Resources and Dividends
Shareholders’ equity at September 30, 2011 was $848 million, an increase of $213 million from December 31, 2010. Accumulated other comprehensive income, which includes unrealized gains and losses on securities available for sale and the unrealized gains and losses on derivatives qualifying as cash flow hedges, is excluded in the calculation of regulatory capital adequacy ratios. Excluding the change in the accumulated other comprehensive income, shareholders’ equity increased $217 million from December 31, 2010.
During the first quarter of 2011, United closed the Private Placement. Pursuant to the Private Placement, the Investors purchased and United issued $32.9 million of the Company’s existing common stock, consisting of 3,467,699 shares, for $9.50 per share and issued $347 million in preferred stock consisting of $196 million of Series F Preferred Stock, and $151 million of Series G Preferred Stock. Under the terms of the Private Placement Agreement and following receipt of required shareholder approvals, which were received on June 16, 2011 at United’s annual shareholders’ meeting, the Series F Preferred Stock converted into 20,618,156 shares of voting common stock and the Series G Preferred Stock converted into 15,914,209 shares of non-voting common stock. Following such conversion, the Investors owned an aggregate of 24,085,855 shares of common stock and 15,914,209 shares of non-voting common stock. The Private Placement resulted in an increase to shareholders’ equity of $362 million, net of transaction costs.
On February 22, 2011, the Company entered into the Share Exchange Agreement with the Elm Ridge Parties. Under the Share Exchange Agreement, the Elm Ridge Parties agreed to transfer to the Company 1,551,126 shares of the Company’s common stock in exchange for 16,613 Series D Preferred Shares and warrants to purchase 1,551,126 common shares.
United accrued $3.02 million and $8.81 million, respectively, in dividends, including accretion of discounts, on Series A, Series B and Series D preferred stock in the third quarter and first nine months of 2011.
In November 2011, United entered into an informal memorandum of understanding with the Federal Reserve Bank of Atlanta and the Georgia Department of Finance (the “Holding Company MOU”) that superseded the board resolution previously requested by the Federal Reserve. The Holding Company MOU provides, similar to the superseded resolution, that United may not incur additional indebtedness, pay cash dividends, make payments on our trust preferred securities or subordinated indebtedness or repurchase outstanding stock without prior approval of the Federal Reserve. We were not given permission to pay interest on our trust preferred securities and dividends on our preferred stock during the first quarter of 2011. Effective April 15, 2011, United received approval to make payments for currently payable and previously deferred dividends and interest on its preferred stock and trust preferred securities. Since then, United has continued to receive quarterly approvals of all payments, including the fourth quarter of 2011. Additionally, the Holding Company MOU requires, among other things, that United ensures that the Bank functions in a safe and sound manner. United believes it is in compliance with all requirements of the Holding Company MOU.
The Bank is currently subject to an informal memorandum of understanding with the Federal Deposit Insurance Corporation and the Georgia Department of Banking and Finance (the “Bank MOU”) which requires, among other things, that the Bank maintain its Tier 1 leverage ratio at not less than 8% and its total risk-based capital ratio at not less than 10% during the life of the Bank MOU. Additionally, the Bank MOU requires, among other things, that prior to declaring or paying any cash dividends to United, the Bank must obtain the written consent of its regulators. The Bank believes it is in compliance with all requirements of the Bank MOU.

United’s common stock trades on the Nasdaq Global Select Market under the symbol “UCBI”. Below is a quarterly schedule of high, low and closing stock prices and average daily volume for 2011 and 2010.
Table 13 — Stock Price Information

	2011				2010
				Avg Daily				Avg Daily
	High	Low	Close	Volume	High	Low	Close	Volume

First quarter	$11.85	$5.95	$11.65	227,321	$25.00	$16.05	$22.05	176,585
Second quarter	14.65	9.80	10.56	139,741	31.00	19.30	19.75	169,997
Third quarter	11.33	7.67	8.49	214,303	20.50	10.20	11.20	162,032
Fourth quarter					13.00	5.50	9.75	216,916
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
The following table shows United’s capital ratios, as calculated under regulatory guidelines, at September 30, 2011, December 31, 2010 and September 30, 2010.
Table 14 — Capital Ratios
(dollars in thousands)

	Regulatory		United Community Banks, Inc.
	Guidelines		(Consolidated)			United Community Bank
		Well	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,
	Minimum	Capitalized	2011	2010	2010	2011	2010	2010

Risk-based ratios:
Tier I capital	4.0%	6.0%	13.97%	9.67%	10.42%	13.80%	10.72%	11.40%
Total capital	8.0	10.0	15.84	12.11	12.99	15.07	12.48	13.16
Leverage ratio	3.0	5.0	8.97	6.75	7.32	8.84	7.45	7.94

Tier I capital			$629,088	$483,257	$520,367	$619,126	$534,161	$567,428
Total capital			713,596	605,204	648,363	676,319	621,807	655,047
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
There have been no material changes in United’s quantitative and qualitative disclosures about market risk as of September 30, 2011 from that presented in the Annual Report on Form 10-K for the year ended December 31, 2010. The interest rate sensitivity position at September 30, 2011 is included in management’s discussion and analysis on page 53 of this report.

Item 4.	Controls and Procedures
United’s management, including the Chief Executive Officer and Chief Financial Officer, supervised and participated in an evaluation of the Company’s disclosure controls and procedures as of September 30, 2011. Based on, and as of the date of that evaluation, United’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective in accumulating and communicating information to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures of that information under the Securities and Exchange Commission’s rules and forms and that the disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports that are filed or submitted by United under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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
As of September 30, 2011, our net deferred tax asset balance was approximately $264 million, which includes approximately $212 million resulting from federal and state net operating losses. We currently have a valuation allowance of $5.39 million against certain deferred state tax assets that have a very short carry forward period.
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

While we have taken measures to reduce the likelihood that future transactions in our stock will result in an ownership change, there can be no assurance that an ownership change will not occur in the future or that a there will not be a change in applicable law that may result in an ownership change. More specifically, while our Tax Benefits Preservation Plan provides an economic disincentive for any one person or group to become a Threshold Holder (as defined in the plan) and for any existing Threshold Holder to acquire more than a specified amount of additional shares, there can be no assurance that the Tax Benefits Preservation Plan will deter a shareholder from increasing its ownership interests beyond the limits set by the plan. Such an increase could adversely affect our ownership change calculations.
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
Pursuant to the Holding Company MOU, United has agreed to not incur additional indebtedness, pay cash dividends, make payments on our trust preferred securities or subordinated indebtedness or repurchase outstanding stock without prior regulatory approval. Additionally, the Holding Company MOU requires, among other things, that United ensures that the Bank functions in a safe and sound manner. The Bank MOU requires, among other things, that the Bank maintain its Tier 1 leverage ratio at not less than 8% and its total risk-based capital ratio at not less than 10% during the life of the Bank MOU and that, prior to declaring or paying any cash dividends to United, the Bank must obtain the written consent of its regulators.
If we are unable to comply with the Holding Company MOU or Bank MOU, then we could become subject to additional, heightened enforcement actions and orders, possibly including cease and desist or consent orders, written agreements and/or other regulatory enforcement actions. If our regulators were to take such additional enforcement actions, then we could, among other things, become subject to significant restrictions on our ability to develop any new business, as well as restrictions on our existing business, and we could be required to raise additional capital, dispose of certain assets and liabilities within a prescribed period of time, or both. The terms of any such enforcement action could have a material negative effect on our business, operations, financial condition, results of operations or the value of our common stock. Further, as long as either memorandum of understanding is in place, it is unlikely that United or the Bank could participate in negotiated purchases, mergers or FDIC-assisted transactions.
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

3.1
Restated Articles of Incorporation of United Community Banks, Inc., as amended (incorporated by reference to Exhibit 3.1 to United Community Banks, Inc.’s Quarterly Report on Form 10-Q/A for the period ended June 30, 2011, filed with the SEC on August 9, 2011).

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
Date: November 8, 2011