Form 10-K/A
period 2010-12-31
UNITED COMMUNITY BANKS INC
filed 2012-02-10
CIK 857855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $354,624,336 (based on shares held by non-affiliates at $19.75 per share, the closing stock price on the Nasdaq stock market on June 30, 2010).

As of February 28, 2011, 17,416,230 shares of common stock were issued and outstanding. Also outstanding were presently exercisable options to acquire 543,148 shares, presently exercisable warrants to acquire 1,761,343 shares and 78,015 shares issuable under United Community Banks, Inc.’s deferred compensation plan.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2011 Annual Meeting of Shareholders are incorporated herein into Part III by reference.

EXPLANATORY NOTE

This Amendment to the Annual Report on Form 10-K (this “Amendment”) of United Community Banks, Inc. (“United”) amends and restates United’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 that was originally filed with the Securities and Exchange Commission on March 16, 2011 (collectively with this Amendment, the “Form 10-K”).

This Amendment is filed to reflect United’s establishment of a full deferred tax asset valuation allowance as of December 31, 2010 and the effects thereof on certain related disclosures contained in the Form 10-K, including (i) United’s previously reported income tax expense, other comprehensive income in shareholders’ equity and net loss for the fourth quarter of 2010 and full year 2010, tangible book value, tangible equity and tangible common equity to asset ratios, and regulatory capital ratios as of December 31, 2010, (ii) United’s disclosure in Item 1A—Risk Factors, (iii) United’s disclosure in its “Management’s Report on Internal Control Over Financial Reporting” included in Item 8—Financial Statements and Supplementary Data, and (iv) United’s disclosure in Item 9A—Controls and Procedures.

On June 17, 2011, United completed a 1-for-5 reverse stock split, whereby each 5 shares of United’s common stock were reclassified into one share of common stock, and each 5 shares of United’s non-voting common stock were reclassified into one share of non-voting common stock. All share and per share amounts for all periods presented in the Form 10-K have been adjusted by this Amendment to reflect the reverse stock split as though it had occurred prior to the earliest period presented.

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

Recent Developments

On March 16, 2011, United announced its plans to sell $380 million of common stock in a private placement to eight institutional investors (the “Private Placement”). United has entered into definitive agreements with the investors and anticipates closing the Private Placement by March 31, 2011, subject to customary regulatory approvals and satisfaction of remaining conditions to closing. Pursuant to the Private Placement, the investors have agreed to purchase 3,467,699 shares of common stock and $347 million of mandatorily convertible preferred stock. If shareholders approval is received, such preferred stock will be converted into common stock and non-voting common stock. Following such shareholder approval, the purchasers in the Private Placement will own an aggregate of 24,085,801 shares of common stock and 15,914,199 shares of non-voting common stock.

Assuming the Private Placement is completed, United will be subject to certain ongoing obligations under the investment agreements with the investors. The lead investor in the Private Placement, an affiliate of Corsair IV Financial Services Capital Partners, L.P. (“Corsair”) will be entitled to, among other things, the right to nominate one member to United’s board of directors and certain preemptive rights in connection with certain equity issuances by United. The investors will also have the benefit of certain registration rights under their respective agreements with us, and United has agreed to provide the investors certain indemnities under the agreements. The summaries of the various agreements mentioned above are qualified by reference to the full text of those agreements. For additional information on the Private Placement and the agreements, see United’s Current Reports on Form 8-K, filed on March 16, 2011.

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

Our businesses and operations are and will be subject to a variety of risks, uncertainties and other factors. Consequently, actual results and experience may materially differ from those contained in any forward-looking statements. Such risks, uncertainties and other factors that could cause actual results and experience to differ from those projected include, but are not limited to, the following factors:

•	completion of the Private Placements;

•	the condition of the banking system and financial markets;

•	our ability to become profitable;

•	the results of our most recent internal credit stress test may not accurately predict the impact on our financial condition if the economy was to continue to deteriorate;

•	our ability to raise capital consistent with our capital plan;

•	our ability to maintain liquidity or access other sources of funding;

•	changes in the cost and availability of funding;

•	the success of the local economies in which we operate;

•	our concentrations of residential and commercial construction and development loans and commercial real estate loans are subject to unique risks that could adversely affect our earnings;

•	changes in prevailing interest rates may negatively affect our net income and the value of our assets;

•	the accounting and reporting policies of United;

•	if our allowance for loan losses is not sufficient to cover actual loan losses;

•	we may be subject to losses due to fraudulent and negligent conduct of our loan customers, third party service providers or employees;

•	our ability to fully realize our deferred tax asset balances;

•	competition from financial institutions and other financial service providers;

•	the United States Department of Treasury may change the terms of our Series B Preferred Stock;

•	risks with respect to future expansion and acquisitions;

•	conditions in the stock market, the public debt market and other capital markets deteriorate;

•	the impact of the Dodd-Frank Act and related regulations and other changes in financial services laws and regulations;

•	the failure of other financial institutions;

•	a special assessment that may be imposed by the FDIC on all FDIC-insured institutions in the future, similar to the assessment in 2009 that decreased our earnings;

•

regulatory or judicial proceedings, board resolutions, informal memorandums of understanding or formal enforcement actions imposed by regulators that occur, or any such proceedings or enforcement actions that is more severe than we anticipate; and

•	the impact of the Private Placement generally and specifically on the market price of our common stock, our earnings per share, and the ownership interests of our shareholders.

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

Share of Local Deposit Markets by County - Banks and Savings Institutions

	September 30,	September 30,	September 30,	September 30,
	2010		2009
	Market	Rank in	Market	Rank in
	Share	Market	Share	Market

Atlanta, Georgia MSA
Bartow	9%	4	8%	5
Carroll	5	7	4	7
Cherokee	4	9	4	9
Cobb	3	10	3	7
Coweta	2	10	3	10
Dawson	30	1	29	1
DeKalb	1	21	1	18
Douglas	1	13	1	13
Fayette	9	4	11	4
Forsyth	2	13	3	11
Fulton	1	18	1	20
Gwinnett	3	8	3	7
Henry	4	9	4	8
Newton	3	8	3	9
Paulding	3	8	2	12
Pickens	2	7	2	7
Rockdale	12	4	12	3
Walton	1	10	1	10

Gainesville, Georgia MSA
Hall	14	3	13	4

North Georgia
Chattooga	39	1	40	1
Fannin	49	1	50	1
Floyd	14	3	13	3
Gilmer	15	2	14	2
Habersham	16	3	14	3
Jackson	5	8	4	8
Lumpkin	28	2	29	1
Rabun	11	5	10	5
Towns	37	2	27	2
Union	86	1	88	1
White	43	1	39	1

Tennessee
Blount	2	11	3	11
Bradley	5	7	5	7
Knox	1	25	1	16
Loudon	14	3	16	3
McMinn	2	9	3	9
Monroe	3	8	4	7
Roane	8	6	10	4

Coastal Georgia
Chatham	1	10	1	11
Glynn	15	3	13	3
Ware	4	8	7	7

North Carolina
Avery	17	1	15	4
Cherokee	29	1	34	1
Clay	49	1	51	1
Graham	72	1	74	1
Haywood	11	5	12	4
Henderson	3	11	3	11
Jackson	25	1	24	1
Macon	8	5	9	4
Mitchell	34	1	32	1
Swain	30	2	28	2
Transylvania	13	4	14	3
Watauga	1	11	2	11
Yancey	19	2	17	4

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

On December 5, 2008, United entered into a Letter Agreement and Securities Purchase Agreement (the “TARP Purchase Agreement”) with the U.S. Treasury Department (“Treasury”) under the TARP Capital Purchase Program discussed below, pursuant to which United sold (i) 180,000 shares of United’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”) and (ii) a warrant (the “Warrant”) to purchase 426,540 shares (219,909 shares, as adjusted for subsequent stock dividends and a 50% reduction following United’s stock offering in September 2009) of United’s common stock for an aggregate purchase price of $180 million in cash. Pursuant to the terms of the Purchase Agreement, the ability of United to declare or pay dividends or distributions on its common stock is subject to restrictions, including a restriction against increasing dividends from the last quarterly cash dividend per share ($.45) declared on the common stock prior to December 5, 2008, as adjusted for subsequent stock dividends and other similar actions. In addition, as long as Series B Preferred Stock is outstanding, dividend payments are prohibited until all accrued and unpaid dividends are paid on such preferred stock, subject to certain limited exceptions. This restriction will terminate on December 5, 2011, or earlier, if the Series B Preferred Stock has been redeemed in whole or Treasury has transferred all of the Series B Preferred Stock to third parties.

The payment of dividends by United and the Bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. In addition, if, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending upon the financial condition of the bank, could include the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice. The FDIC has issued a policy statement providing that insured banks should generally only pay dividends out of current operating earnings. In addition to the formal statutes and regulations, regulatory authorities consider the adequacy of the Bank’s total capital in relation to its assets, deposits and other such items. Capital adequacy considerations could further limit the availability of dividends from the Bank. In addition to the restrictions previously discussed, due to the net loss for 2010 and our accumulated deficit (negative retained earnings), the Bank does not have the ability, without prior regulatory approval, to pay cash dividends to the parent company in 2011. United did not pay cash dividends on its common stock in 2010 or 2009. In 2008, United declared cash dividends to common stockholders totaling $8.5 million, or $.90 per common share.

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

•

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

•	Establishes a Financial Stability Oversight Council chaired by the Secretary of the Treasury with authority to identify institutions and practices that might pose a systemic risk;

•

Implements corporate governance revisions, including with regard to executive compensation and proxy access by shareholders, that apply to all companies whose securities are registered with the SEC, not just financial institutions;

•	Changes the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital;

•	Provides that interchange fees for debit cards will be set by the Federal Reserve under a restrictive “reasonable and proportional cost” per transaction standard;

•

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

•

Makes permanent the $250,000 limit for federal deposit insurance and provides unlimited federal deposit insurance until December 31, 2012 for non-interest bearing transaction accounts at all insured depository institutions; and

•	Repeals the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

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

On February 7, 2011, the federal banking agencies proposed rule-making implementing provisions of the Dodd-Frank Act to prohibit incentive-based compensation plans that expose “covered financial institutions” to inappropriate risks. Covered financial institutions are institutions that have over $1 billion in assets and offer incentive-based compensation programs. The proposed rules would:

•	Prohibit incentive-based compensation that would encourage inappropriate risks by providing excessive compensation, or that could lead to a material loss for the institution;

•	Require each covered financial institution to establish and maintain policies and procedures regarding incentive compensation that are commensurate with the size and complexity of the institution; and

•

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

The senior executive officers of United, and their ages, positions with United, past five year employment history and terms of office as of February 1, 2011, are as follows:

	September 30,	September 30,
Name (age)	Position with United	Officer of United Since

Jimmy C. Tallent (58)	President, Chief Executive Officer and Director	1988

Guy W. Freeman (74)	Executive Vice President, Chief Operating Officer	1995

Rex S. Schuette (61)	Executive Vice President and Chief Financial Officer	2001

David Shearrow (51)	Executive Vice President and Chief Risk Officer since April 2007; prior to joining United, he served as Executive Vice President and Senior Credit Officer of SunTrust Banks	2007

Craig Metz (55)	Executive Vice President of Marketing	2002

Bill M. Gilbert (58)	Senior Vice President of Retail Banking	2003

Glenn S. White (59)	President of the Atlanta Region since 2008; previously, he was the President of United Community Bank - Gwinnett since 2007; prior to joining United, he served as Chief Executive Officer of Gwinnett Commercial Group, Inc.	2008

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

Assuming the completion of the Private Placement and the conversion of the preferred stock issued in connection with the Private Placement, the lead investor will become holder of approximately 9.9% of our outstanding voting common shares and 22.2% of total common stock and non-voting common stock and will have a representative on our Board of Directors. Although it has entered into certain passivity agreements with the Federal Reserve in connection with their proposed investments in us, the lead investor may have an influence over our corporate policy and business strategy. In addition, it will have pre-emptive rights to maintain it percentage ownership of our common shares in the event of certain issuances of securities by us.

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

Continued weakness or adverse changes in business and economic conditions generally or specifically in the markets in which we operate could adversely impact our business, including causing one or more of the following negative developments:

•	a decrease in the demand for loans and other products and services offered by us;

•	a decrease in the value of our loans secured by consumer or commercial real estate;

•	an impairment of our assets, such as our deferred tax assets; or

•

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

We incurred a net operating loss from continuing operations of $305 million, or $16.64 per share, for the year ended December 31, 2010; $139 million, or $12.37 per share, for the year ended December 31, 2009; and $63.9 million, or $6.82 per share, for the year ended December 31, 2008, in each case due primarily to credit losses and associated costs, including significant provisions for loan losses. Although we have taken a significant number of steps to reduce our credit exposure, we will likely continue to have a higher than normal level of nonperforming assets and substantial charge-offs in 2011, which would continue to adversely impact our overall financial condition and results of operations.

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

•	the incurrence and possible impairment of goodwill associated with an acquisition and possible adverse effects on results of operations;

•	the loss of key employees and customers of an acquired branch or institution;

•	the difficulty or failure to successfully integrate the acquired financial institution or portion of the institution; and

•	the temporary disruption of our business or the business of the acquired institution.

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

Although we established a full valuation allowance against our net deferred tax asset as of December 31, 2010, our net deferred tax asset was approximately $167 million, which includes approximately $124 million of deferred tax benefits related to federal and state operating loss carryforwards. Following additional consideration of our net deferred tax assets and factors affecting the ability to accurately project long-term earnings, we determined that a full valuation allowance was appropriate which reduced the net deferred tax asset to zero. Our ability to use such assets to offset future tax liabilities could be permanently impaired if cumulative common stock transactions over a rolling three-year period resulted in an ownership change under Section 382 of the Internal Revenue Code.

There is no guarantee that the Tax Benefits Preservation Plan will prevent United from experiencing an ownership change under Section 382. Our inability to utilize these tax benefits would have a material adverse effect on our financial condition and results of operations.

A material weakness in our internal control over financial reporting existed as of December 31, 2010. Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed.

In connection with the restatement of our previously issued consolidated financial statements as of and for the year ended December 31, 2010, management re-evaluated the effectiveness of United’s disclosure controls and procedures as of December 31, 2010. As a result of such re-evaluation, management determined that the restatement indicates a material weakness in United’s internal control over financial reporting, as described in “Management’s Report on Internal Control Over Financial Reporting” included in Item 8 of this Amendment, and that United’s disclosure controls and procedures were not effective as of December 31, 2010.

As of the date of this Amendment, we are augmenting our internal control over financial reporting in the area of accounting for income taxes by implementing additional procedures designed to increase the level of review, analysis, evaluation and validation of United’s valuation of deferred tax assets. Although we are committed to continuing to improve our internal control processes, and although we will continue to diligently and vigorously review our internal control over financial reporting, any control system, regardless of how well designed, operated and evaluated, can provide only reasonable, not absolute, assurance that its objectives will be met. Therefore, we cannot be certain that, in the future, additional material weaknesses or significant deficiencies will not exist or otherwise be discovered. If our efforts to address the weakness identified are not successful, or if other deficiencies occur, these weaknesses or deficiencies could result in misstatements of our results of operations, additional restatements of our consolidated financial statements, a decline in our stock price and investor confidence or other material effects on our business, reputation, results of operations, financial condition or liquidity.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

There are no unresolved comments from the Securities and Exchange Commission staff regarding United’s periodic or current reports under the Exchange Act.

ITEM 2.	PROPERTIES.

The executive offices of United are located at 125 Highway 515 East, Blairsville, Georgia. United owns this property. The Bank conducts business from facilities primarily owned by the Bank or its subsidiaries, all of which are in a good state of repair and appropriately designed for use as banking facilities. The Bank and Brintech provide services or perform operational functions at 121 locations, of which 108 are owned and 13 are leased under operating leases. Note 9 to United’s consolidated financial statements includes additional information regarding amounts invested in premises and equipment.

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

Stock. United’s common stock trades on the Nasdaq Global Select Market under the symbol “UCBI”. The closing price for the period ended December 31, 2010 was $9.75. Below is a schedule of high, low and closing stock prices and average daily volume for all quarters in 2010 and 2009.

Stock Price Information

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	2010				2009
	High	Low	Close	Avg Daily Volume	High	Low	Close	Avg Daily Volume
First quarter	$25.00	$16.05	$22.05	176,585	$69.35	$11.40	$20.80	104,898
Second quarter	31.00	19.30	19.75	169,997	46.50	20.05	29.95	48,807
Third quarter	20.50	10.20	11.20	162,032	40.00	24.00	25.00	105,074
Fourth quarter	13.00	5.50	9.75	216,916	26.65	15.35	16.95	208,223

At January 31, 2011, there were approximately 6,850 record shareholders and 18,000 beneficial shareholders of United’s common stock.

Dividends. United declared cash dividends on its common stock of $.87 in 2008. United also declared stock dividends on its common stock of one new share for every 130 shares owned in the third and fourth quarters of 2008 and in each of the first three quarters of 2009. No cash or stock dividends were declared on United’s common stock during 2010. Federal and state laws and regulations impose restrictions on the ability of United and the Bank to pay dividends, and the Board Resolution provides that United may not incur additional indebtedness, pay cash dividends, make payments on our trust preferred securities or repurchase outstanding stock without prior approval of the Federal Reserve. We were not given permission to pay interest on our trust preferred securities and dividends on our preferred stock during the first quarter of 2011. As a result of such deferrals, United may not pay dividends on any of common or preferred stock or trust preferred securities until all accrued and unpaid amounts under the deferred securities have been paid.

In addition, pursuant to the terms of the Purchase Agreement entered into with Treasury under the CPP, the ability of United to declare or pay dividends or distributions on its common stock is subject to restrictions, including a restriction against increasing dividends from the last quarterly cash dividend per share ($.45) declared on the common stock prior to December 5, 2008, as adjusted for subsequent stock dividends and other similar actions. In addition, as long as Series B Preferred Stock is outstanding, dividend payments are prohibited until all accrued and unpaid dividends are paid on such preferred stock, subject to certain limited exceptions. This restriction will terminate on December 5, 2011, or earlier, if Treasury has transferred all of the Series B Preferred Stock to third parties. Additional information regarding this item is included in Note 19 to the consolidated financial statements, under the heading of “Supervision and Regulation” in Part I of this report and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Dividends.”

Share Repurchases. United had in place a board approved repurchase authorization for up to 600,000 shares of United’s common stock, which expired in 2008. No shares were purchased in 2008.

United’s Amended and Restated 2000 Key Employee Stock Option Plan allows option holders to exercise stock options by delivering previously acquired shares having a fair market value equal to the exercise price provided that the shares delivered must have been held by the option holder for at least six months. During 2008, optionees delivered 6,752 shares to exercise stock options. No shares were delivered to exercise stock options in 2010 or 2009.

Sales of Unregistered Securities. On February 22, 2011, United entered into a share exchange agreement (the “Share Exchange Agreement”) with Elm Ridge Offshore Master Fund, Ltd. (the “Master Fund”) and Elm Ridge Value Partners, L.P. (“Value Partners” and, together with the Master Fund, collectively, the “Elm Ridge Parties”). Under the Share Exchange Agreement, the Elm Ridge Parties agreed to transfer to the Company 1,551,126 shares of United’s common stock, in exchange for (i) 16,613 shares of the Company’s Cumulative Perpetual Preferred Stock, Series D, par value $1.00 per share and liquidation value $1,000 per share (the “Series D Preferred Shares”) and (ii) warrants to purchase 1,551,126 shares of common stock. The warrants are exercisable at a price of $12.50 per share and may not be exercised until October 1, 2012 and expire on August 22, 2013. The closing of the Share Exchange occurred on February 22, 2011. Prior to entering into the Share Exchange Agreement, collectively, the Elm Ridge Parties were United’s largest shareholder. By exchanging the Elm Ridge Parties’ common stock for the Series D Preferred Shares and warrants, United eliminated its only “5-percent shareholder” and, as a result, obtained further protection against an ownership change under Section 382. For additional information on the Share Exchange, see United’s Current Reports on Form 8-K, filed on February 24, 2011.

On December 5, 2008, United participated in Treasury’s CPP by issuing 180,000 shares of Series B Preferred Stock and the Warrant to purchase 426,540 shares (219,909 shares, as adjusted for subsequent stock dividends and a 50% reduction following United’s recent stock offering) of United Community Banks, Inc.’s common stock at a price of $63.30 per share ($61.40 per share, as adjusted for subsequent stock dividends) for an aggregate purchase price of $180 million. The Series B Preferred Stock qualifies as Tier 1 capital under risk-based capital guidelines and will pay cumulative dividends at a rate of 5% per annum for the first five years and 9% per annum thereafter. The Series B Preferred Stock may be redeemed at the stated amount of $1,000 per share plus any accrued and unpaid dividends without penalty and without the need to raise new capital, subject to Treasury’s consultation with the recipient’s appropriate regulatory agency. The Series B Preferred Stock is non-voting except for class voting rights on matters that would adversely affect the rights of the holders of the Series B Preferred Stock.

On October 31, 2008, United formed United Community Statutory Trust II and United Community Statutory Trust III for the purpose of issuing Trust Preferred Securities in private placement offerings. United Community Statutory Trust II issued $11,767,000 of 9% fixed rate Trust Preferred Securities and United Community Statutory Trust II issued $1.2 million of variable rate Trust Preferred Securities that pay interest at a rate of prime plus 3%. The Trust Preferred Securities issued by both trusts mature on October 31, 2038 and are callable at par anytime after October 31, 2013. The Trust Preferred Securities were issued with warrants that make them convertible into United Community Banks, Inc.’s common stock at the conversion price of $100 per share. The warrants may be exercised anytime prior to October 31, 2013, on which date the unexercised warrants expire. The Trust Preferred Securities qualify as Tier 1 Capital under applicable Risk-Based Capital guidelines.

Performance Graph. Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on United’s common stock against the cumulative total return on the Nasdaq Stock Market (U.S. Companies) Index and the Nasdaq Bank Stocks Index for the five-year period commencing December 31, 2005 and ending on December 31, 2010.

	Cumulative Total Returns *
	2005	2006	2007	2008	2009	2010
United Community Banks, Inc.	$100	$123	$61	$54	$14	$8
Nasdaq Stock Market (U.S.) Index	100	110	119	57	83	98
Nasdaq Bank Index	100	112	89	65	54	64

*	Assumes $100 invested on December 31, 2005 in United’s common stock and above noted indexes. Total return includes reinvestment of dividends at the closing stock price of the common stock on the dividend payment date and the closing values of stock and indexes as of December 31 of each year.

ITEM 6. SELECTED FINANCIAL DATA.

For the Years Ended December 31,

	September 30,	September 30,	September 30,	September 30,	September 30,
(in thousands, except per share data; taxable equivalent)	(As restated) 2010	2009	2008	2007	2006
INCOME SUMMARY
Net interest revenue	$243,052	$245,227	$238,704	$274,483	$237,880
Operating provision for loan losses (1)	234,750	310,000	184,000	37,600	14,600
Operating fee revenue (2)	48,548	50,964	46,081	53,701	41,671

Total operating revenue (1)(2)	56,850	(13,809)	100,785	290,584	264,951
Operating expenses (3)	242,952	217,050	200,335	181,730	155,306
Loss on sale of nonperforming assets	45,349	—	—	—	—

Operating (loss) income from continuing operations before taxes	(231,451)	(230,859)	(99,550)	108,854	109,645
Operating income taxes	73,218	(91,754)	(35,651)	40,266	41,249

Net operating (loss) income from continuing operations (1)(2)(3)	(304,669)	(139,105)	(63,899)	68,588	68,396
Gain from acquisition, net of tax	—	7,062	—	—	—
Noncash goodwill impairment charges	(210,590)	(95,000)	—	—	—
Severance cost, net of tax benefit	—	(1,797)	—	—	—
Fraud loss provision and subsequent recovery	11,750	—	—	(10,998)	—
Net (loss) income from discontinued operations	(101)	513	449	403	419
Gain from sale of subsidiary, net of income taxes and selling costs	1,266	—	—	—	—

Net (loss) income	(502,344)	(228,327)	(63,450)	57,993	68,815
Preferred dividends and discount accretion	10,316	10,242	724	18	19

Net (loss) income available to common shareholders	$(512,660)	$(238,569)	$(64,174)	$57,975	$68,796

PERFORMANCE MEASURES
Per common share:
Diluted operating (loss) earnings from continuing operations (1)(2)(3)	$(16.64)	$(12.37)	$(6.82)	$7.36	$8.24
Diluted (loss) earnings from continuing operations	(27.15)	(19.80)	(6.82)	6.18	8.24
Diluted (loss) earnings	(27.09)	(19.76)	(6.77)	6.22	8.29
Cash dividends declared (rounded)	—	—	.87	1.73	1.54
Stock dividends declared (6)	—	3 for 130	2 for 130	—	—
Book value	15.40	41.78	84.75	88.52	71.81
Tangible book value (5)	14.80	30.09	51.93	54.62	52.80
Key performance ratios:
Return on equity (4)	(85.08)%	(34.40)%	(7.82)%	7.79%	13.28%
Return on assets	(6.61)	(2.76)	(.76)	.75	1.09
Net interest margin	3.56	3.29	3.18	3.88	4.05
Operating efficiency ratio from continuing operations (2)(3)	98.98	73.97	70.00	55.53	55.30
Equity to assets	10.77	11.12	10.22	9.61	8.06
Tangible equity to assets (5)	8.88	8.33	6.67	6.63	6.32
Tangible common equity to assets (5)	6.52	6.15	6.57	6.63	6.32
Tangible common equity to risk-weighted assets (5)	5.64	10.39	8.34	8.21	8.09
ASSET QUALITY *
Non-performing loans	$179,094	$264,092	$190,723	$28,219	$12,458
Foreclosed properties	142,208	120,770	59,768	18,039	1,196

Total non-performing assets (NPAs)	321,302	384,862	250,491	46,258	13,654
Allowance for loan losses	174,695	155,602	122,271	89,423	66,566
Operating net charge-offs (1)	215,657	276,669	151,152	21,834	5,524
Allowance for loan losses to loans	3.79%	3.02%	2.14%	1.51%	1.24%
Operating net charge-offs to average loans (1)	4.42	5.03	2.57	.38	.12
NPAs to loans and foreclosed properties	6.77	7.30	4.35	.78	.25
NPAs to total assets	4.42	4.81	2.92	.56	.19
AVERAGE BALANCES ($ in millions)
Loans	$4,961	$5,548	$5,891	$5,735	$4,801
Investment securities	1,453	1,656	1,489	1,278	1,042
Earning assets	6,822	7,465	7,504	7,071	5,877
Total assets	7,605	8,269	8,319	7,731	6,287
Deposits	6,373	6,713	6,524	6,029	5,017
Shareholders’ equity	819	920	850	743	507
Common shares—Basic (thousands)	18,925	12,075	9,474	9,190	8,083
Common shares—Diluted (thousands)	18,925	12,075	9,474	9,319	8,315
AT YEAR END ($ in millions)
Loans *	$4,604	$5,151	$5,705	$5,929	$5,377
Investment securities	1,490	1,530	1,617	1,357	1,107
Total assets	7,276	8,000	8,592	8,207	7,101
Deposits	6,469	6,628	7,004	6,076	5,773
Shareholders’ equity	469	962	989	832	617
Common shares outstanding (thousands)	18,937	18,809	9,602	9,381	8,578

(1)	Excludes pre-tax provision for fraud-related loan losses and related charge-offs of $18 million, net of income tax benefit of $7 million in 2007 and subsequent recovery of $11.7 million in 2010.

(2)	Excludes the gain from acquisition of $11.4 million, net of income tax expense of $4.3 million in 2009.

(3)	Excludes the goodwill impairment charges of $211 million and $95 million in 2010 and 2009, respectively, and severance costs of $2.9 million, net of income tax benefit of $1.1 million in 2009.

(4)	Net (loss) income available to common shareholders, which is net of preferred stock dividends, divided by average realized common equity, which excludes accumulated other comprehensive income (loss).

(5)	Excludes effect of acquisition related intangibles and associated amortization.

(6)	Number of new shares issued for shares currently held.

*	Excludes loans and foreclosed properties covered by loss sharing agreements with the FDIC.

Selected Financial Data (Continued)

	000000	000000	000000	000000	000000	000000	000000	000000
	2010				2009
(in thousands, except per share data; taxable equivalent)	(As restated) Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
INCOME SUMMARY
Interest revenue	$81,215	$84,360	$87,699	$89,849	$97,481	$101,181	$102,737	$103,562
Interest expense	21,083	24,346	26,072	28,570	33,552	38,177	41,855	46,150

Net interest revenue	60,132	60,014	61,627	61,279	63,929	63,004	60,882	57,412
Operating provision for loan losses (1)	47,750	50,500	61,500	75,000	90,000	95,000	60,000	65,000
Operating fee revenue (2)	12,442	12,861	11,579	11,666	14,447	13,389	11,305	11,823

Total operating revenue (1)(2)	24,824	22,375	11,706	(2,055)	(11,624)	(18,607)	12,187	4,235
Operating expenses (3)	64,918	64,906	58,308	54,820	60,126	51,426	53,710	51,788
Loss on sale of nonperforming assets	—	—	45,349	—	—	—	—	—

Operating loss from continuing operations before taxes	(40,094)	(42,531)	(91,951)	(56,875)	(71,750)	(70,033)	(41,523)	(47,553)
Operating income tax expense (benefit)	144,760	(16,706)	(32,419)	(22,417)	(31,687)	(26,252)	(18,394)	(15,421)

Net operating loss from continuing operations (1)(2)(3)	(184,854)	(25,825)	(59,532)	(34,458)	(40,063)	(43,781)	(23,129)	(32,132)
Gain from acquisition, net of tax expense	—	—	—	—	—	—	7,062	—
Noncash goodwill impairment charges	—	(210,590)	—	—	—	(25,000)	—	(70,000)
Severance costs, net of tax benefit	—	—	—	—	—	—	—	(1,797)
Partial reversal of fraud loss provision	11,750	—	—	—	—	—	—	—
(Loss) income from discontinued operations	—	—	—	(101)	228	63	66	156
Gain from sale of subsidiary, net of income taxes and selling costs	—	—	—	1,266	—	—	—	—

Net loss	(173,104)	(236,415)	(59,532)	(33,293)	(39,835)	(68,718)	(16,001)	(103,773)
Preferred dividends and discount accretion	2,586	2,581	2,577	2,572	2,567	2,562	2,559	2,554

Net loss available to common shareholders	$(175,690)	$(238,996)	$(62,109)	$(35,865)	$(42,402)	$(71,280)	$(18,560)	$(106,327)

PERFORMANCE MEASURES
Per common share:
Diluted operating loss from continuing operations (1)(2)(3)	$(9.87)	$(1.50)	$(3.29)	$(1.96)	$(2.26)	$(4.66)	$(2.63)	$(3.59)
Diluted loss from continuing operations	(9.25)	(12.62)	(3.29)	(1.96)	(2.26)	(7.17)	(1.91)	(11.02)
Diluted loss	(9.25)	(12.62)	(3.29)	(1.90)	(2.25)	(7.16)	(1.90)	(11.00)
Stock dividends declared (7)	—	—	—	—	—	1 for 130	1 for 130	1 for 130
Book value	15.40	25.70	38.55	39.76	41.78	44.23	69.35	73.50
Tangible book value (5)	14.80	25.26	26.96	28.12	30.09	32.49	44.26	48.26
Key performance ratios:
Return on equity (4)(6)	(196.10)%	(148.04)%	(35.89)%	(20.10)%	(22.08)%	(45.52)%	(11.42)%	(58.28)%
Return on assets (6)	(9.47)	(12.47)	(3.10)	(1.70)	(1.91)	(3.32)	(.78)	(5.03)
Net interest margin (6)	3.58	3.57	3.60	3.49	3.40	3.39	3.28	3.08
Operating efficiency ratio from continuing operations (2)(3)	89.45	89.38	141.60	75.22	78.74	68.35	73.68	75.13
Equity to assets	7.80	11.37	11.84	11.90	11.94	10.27	10.71	11.56
Tangible equity to assets (5)	7.64	9.19	9.26	9.39	9.53	7.55	7.96	8.24
Tangible common equity to assets (5)	5.22	6.78	6.91	7.13	7.37	5.36	5.77	6.09
Tangible common equity to risk-weighted assets (5)	5.64	9.60	9.97	10.03	10.39	10.67	7.49	8.03
ASSET QUALITY *
Non-performing loans	$179,094	$217,766	$224,335	$280,802	$264,092	$304,381	$287,848	$259,155
Foreclosed properties	142,208	129,964	123,910	136,275	120,770	110,610	104,754	75,383

Total non-performing assets (NPAs)	321,302	347,730	348,245	417,077	384,862	414,991	392,602	334,538
Allowance for loan losses	174,695	174,613	174,111	173,934	155,602	150,187	145,678	143,990
Operating net charge-offs (1)	47,668	49,998	61,323	56,668	84,585	90,491	58,312	43,281
Allowance for loan losses to loans	3.79%	3.67%	3.57%	3.48%	3.02%	2.80%	2.64%	2.56%
Operating net charge-offs to average loans (1)(6)	4.03	4.12	4.98	4.51	6.37	6.57	4.18	3.09
NPAs to loans and foreclosed properties	6.77	7.11	6.97	8.13	7.30	7.58	6.99	5.86
NPAs to total assets	4.42	4.96	4.55	5.32	4.81	4.91	4.63	4.09
AVERAGE BALANCES ($ in millions)
Loans	$4,768	$4,896	$5,011	$5,173	$5,357	$5,565	$5,597	$5,675
Investment securities	1,354	1,411	1,532	1,518	1,529	1,615	1,771	1,713
Earning assets	6,680	6,676	6,854	7,085	7,487	7,401	7,442	7,530
Total assets	7,254	7,522	7,704	7,946	8,287	8,208	8,212	8,372
Deposits	6,294	6,257	6,375	6,570	6,835	6,690	6,545	6,781
Shareholders’ equity	566	855	912	945	989	843	879	968
Common shares—basic (thousands)	18,984	18,936	18,905	18,878	18,844	9,954	9,759	9,666
Common shares—diluted (thousands)	18,984	18,936	18,905	18,878	18,844	9,954	9,759	9,666
AT PERIOD END ($ in millions)
Loans *	$4,604	$4,760	$4,873	$4,992	$5,151	$5,363	$5,513	$5,633
Investment securities	1,490	1,310	1,488	1,527	1,530	1,533	1,817	1,719
Total assets	7,276	7,013	7,652	7,837	8,000	8,444	8,477	8,172
Deposits	6,469	5,999	6,330	6,488	6,628	6,821	6,849	6,616
Shareholders’ equity	469	662	904	926	962	1,007	855	889
Common shares outstanding (thousands)	18,937	18,887	18,856	18,835	18,809	18,780	9,787	9,697

(1)

Excludes the partial reversal of a previously established provision for fraud-related loan losses of $11.7 million in 2010. Operating charge-offs also exclude the $11.7 million related partial recovery of the previously charged off amount.

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

Operating loss and operating loss per diluted share are non-GAAP performance measures. United’s management believes that operating performance is useful in analyzing the company’s financial performance trends since it excludes items that are non-recurring in nature and therefore most of the discussion in this section will refer to operating performance measures. A reconciliation of these operating performance measures to GAAP performance measures is included in the table on pages 33 and 34.

United’s markets have been severely disrupted by the weak housing market which resulted in the buildup of surplus housing and finished lot inventory, which has put considerable stress on the residential construction portion of United’s loan portfolio. The weak economic conditions spread beyond the housing market, pushing unemployment to levels not seen in decades, which negatively impacted the rest of United’s loan portfolio. As a result, United reported a net loss of $502 million in 2010, which included non-cash charges of $211 million for goodwill impairment, a tax charge of $157 million to recognize a full valuation allowance on United’s net deferred tax asset as of December 31, 2010, a $11.8 million partial fraud loss recovery, net of tax, as well as a $45.3 million loss from the transaction with Fletcher, which is described on page 35. This compared to a net loss of $228 million in 2009, which included non-cash charges of $95 million for goodwill impairment, a $1.8 million charge for a reduction in workforce, net of tax, and an after-tax gain of $7.06 million for the acquisition of Southern Community Bank (“SCB”). United’s net operating loss from continuing operations for 2010 was $305 million, which excludes goodwill impairment and the partial fraud loss recovery, compared to a net operating loss from continuing operations of $139 million for the twelve months ended December 31, 2009, which excludes goodwill impairment, severance costs and the gain on acquisition. Diluted operating loss from continuing operations per common share was $16.64 for the year ended December 31, 2010, compared with a diluted operating loss per common share of $12.37 for 2009. The goodwill impairment charge represented $11.13 of loss per share. In addition, the partial loss recovery resulted in a gain of $.62 per share bringing the total loss to $27.09 per share. In 2009, the gain on acquisition, goodwill impairment charges and severance costs represented $.58 per share, $7.86 per share and $.15 per share, respectively, for the year, bringing the diluted loss per share to $19.76. The increased loss from 2009 reflected higher foreclosed property costs and the additional goodwill impairment charges.

United’s approach to managing through the challenging economic cycle has been to aggressively deal with credit problems and dispose of troubled assets quickly, taking losses as necessary. As a result, United’s provision for loan losses was $223 million in 2010 compared with $310 million in 2009. Net charge-offs for 2010 were $204 million compared with $277 million in 2009. Operating provision for loan losses and operating net charge-offs for 2010 of $235 million and $216 million, respectively, excluded the partial recovery of $11.8 million from a fraud loss incurred in 2007 related to two failed real estate developments in western North Carolina. At the end of 2010, United’s allowance for loan losses of $175 million was 3.79% of loans compared with $155 million or 3.02% of loans at the end of 2009. Nonperforming assets of $321 million, which excludes assets of SCB that are covered by loss sharing agreements with the FDIC, decreased to 4.42% of total assets at December 31, 2010, compared to 4.81% as of December 31, 2009. The sale of approximately $70 million in nonperforming loans and $33 million in foreclosed properties to Fletcher in the second quarter of 2010 contributed to the decrease.

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

At the end of 2010, United held $442 million in commercial paper and short-term investments as part of its continued emphasis on liquidity. Loans at December 31, 2010 were $4.60 billion, down $547 million from the end of 2009, due to United’s efforts to reduce exposure to residential construction loans. Totaling $695 million, residential construction loans at December 31, 2010 represented 15% of outstanding loans, down from 20% at the end of 2009, a decrease of $355 million. Deposits were down $159 million to $6.47 billion, as United focused on reducing interest expense by allowing attrition in higher rate certificates of deposit by not aggressively competing with rates. United’s focus was to increase low cost core transaction deposits which grew $291 million in 2010. At the end of 2010, total equity capital was $469 million, down $493 million from December 31, 2009 reflecting the net loss of 2010, offset by the $40 million issuance of equity instruments to Fletcher. The 2010 loss includes a non-cash charge of $211 million for goodwill impairment and a tax charge of $157 million to establish a full valuation allowance on United’s net deferred tax asset, both of which reduced shareholders’ equity but had minimal impact on regulatory capital. At December 31, 2010, all of United’s regulatory capital ratios were above well-capitalized levels.

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

Fair Value Measurements

United’s impaired loans and foreclosed assets may be measured and carried at “fair value”, the determination of which requires management to make assumptions, estimates and judgments. At December 31, 2010, the percentage of total assets measured at fair value was 16%. See Note 23 “Fair Value” in the consolidated financial statements herein for additional disclosures regarding the fair value of our assets and liabilities.

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

At December 31, 2010, United reported no net deferred tax assets, due to a full valuation allowance in the amount of $171million. Accounting Standards Codification Topic 740, Income Taxes, requires that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. United’s management considers both positive and negative evidence and analyzes changes in near-term market conditions as well as other factors which may impact future operating results. In making such judgments, significant weight is given to evidence that can be objectively verified. Because of the significant weight given to recent losses, management determined that a full valuation allowance was advisable.

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

GAAP Reconciliation and Explanation

This Form 10-K contains non-GAAP financial measures determined by methods other than in accordance with GAAP. Such non-GAAP financial measures include, among others, the following: operating revenue, operating expense, operating (loss) income, operating earnings (loss) per share and operating earnings (loss) per diluted share. Management uses these non-GAAP financial measures because it believes it is useful for evaluating our operations and performance over periods of time, as well as in managing and evaluating our business and in discussions about our operations and performance. Management believes these non-GAAP financial measures provide users of our financial information with a meaningful measure for assessing our financial results and credit trends, as well as comparison to financial results for prior periods. These non-GAAP financial measures should not be considered as a substitute for operating results determined in accordance with GAAP and may not be comparable to other similarly titled financial measures used by other companies. A reconciliation of these operating performance measures to GAAP performance measures is included on the tables on pages 33 and 34.

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

The following pages contain a reconciliation of net operating income to GAAP net income.

Table 1—Operating Earnings to GAAP Earnings Reconciliation—Annual

Selected Financial Information

	000000	000000	000000	000000	000000
(in thousands, except per share data; taxable equivalent)	(As restated) 2010	2009	2008	2007	2006
Interest revenue reconciliation
Interest revenue—taxable equivalent	$343,123	$404,961	$466,969	$550,917	$446,695
Taxable equivalent adjustment	(2,001)	(2,132)	(2,261)	(1,881)	(1,868)

Interest revenue (GAAP)	$341,122	$402,829	$464,708	$549,036	$444,827

Net interest revenue reconciliation
Net interest revenue—taxable equivalent	$243,052	$245,227	$238,704	$274,483	$237,880
Taxable equivalent adjustment	(2,001)	(2,132)	(2,261)	(1,881)	(1,868)

Net interest revenue (GAAP)	$241,051	$243,095	$236,443	$272,602	$236,012

Provision for loan losses reconciliation
Operating provision for loan losses	$234,750	$310,000	$184,000	$37,600	$14,600
Special fraud-related provision for loan losses and subsequent partial reversal	(11,750)	—	—	18,000	—

Provision for loan losses (GAAP)	$223,000	$310,000	$184,000	$55,600	$14,600

Fee revenue reconciliation
Operating fee revenue	$48,548	$50,964	$46,081	$53,701	$41,671
Gain from acquisition	—	11,390	—	—	—

Fee revenue (GAAP)	$48,548	$62,354	$46,081	$53,701	$41,671

Total revenue reconciliation
Total operating revenue	$56,850	$(13,809)	$100,785	$290,584	$264,951
Taxable equivalent adjustment	(2,001)	(2,132)	(2,261)	(1,881)	(1,868)
Gain from acquisition	—	11,390	—	—	—
Special fraud-related provision for loan losses and subsequent partial reversal	11,750	—	—	(18,000)	—

Total revenue (GAAP)	$66,599	$(4,551)	$98,524	$270,703	$263,083

Expense reconciliation
Operating expense	$288,301	$217,050	$200,335	$181,730	$155,306
Noncash goodwill impairment charge	210,590	95,000	—	—	—
Severance costs	—	2,898	—	—	—

Operating expense (GAAP)	$498,891	$314,948	$200,335	$181,730	$155,306

(Loss) income from continuing operations before taxes reconciliation
Operating (loss) income from continuing operations before taxes	$(231,451)	$(230,859)	$(99,550)	$108,854	$109,645
Taxable equivalent adjustment	(2,001)	(2,132)	(2,261)	(1,881)	(1,868)
Gain from acquisition	—	11,390	—	—	—
Noncash goodwill impairment charge	(210,590)	(95,000)	—	—	—
Severance costs	—	(2,898)	—	—	—
Special fraud-related provision for loan losses and subsequent partial reversal	11,750	—	—	(18,000)	—

(Loss) income from continuing operations before taxes (GAAP)	$(432,292)	$(319,499)	$(101,811)	$88,973	$107,777

Income tax (benefit) expense reconciliation
Operating income tax (benefit) expense	$73,218	$(91,754)	$(35,651)	$40,266	$41,249
Taxable equivalent adjustment	(2,001)	(2,132)	(2,261)	(1,881)	(1,868)
Gain from acquisition, tax expense	—	4,328	—	—	—
Severance costs, tax benefit	—	(1,101)	—	—	—
Special fraud-related provision for loan losses and subsequent partial reversal	—	—	—	(7,002)	—

Income tax (benefit) expense (GAAP)	$71,217	$(90,659)	$(37,912)	$31,383	$39,381

Diluted (loss) earnings from continuing operations per common share reconciliation
Operating (loss) earnings from continuing operations per common share	$(16.64)	$(12.37)	$(6.82)	$7.36	$8.24
Gain from acquisition	—	.58	—	—	—
Noncash goodwill impairment charge	(11.13)	(7.86)	—	—	—
Severance costs	—	.15	—	—	—
Special fraud-related provision for loan losses and subsequent partial reversal	.62	—	—	(1.18)	—

(Loss) earnings from continuing operations per common share (GAAP)	$(27.15)	$(19.50)	$(6.82)	$6.18	$8.24

Book value reconciliation
Tangible book value	$14.80	$30.09	$51.93	$54.62	$52.80
Effect of goodwill and other intangibles	0.60	11.69	32.82	33.90	19.01

Book value (GAAP)	$15.40	$41.78	$84.75	$88.52	$71.81

Efficiency ratio from continuing operations reconciliation
Operating efficiency ratio from continuing operations	98.98%	73.97%	70.00%	55.53%	55.30%
Gain from acquisition	—	(2.77)	—	—	—
Noncash goodwill impairment charge	72.29	31.17	—	—	—
Severance costs	—	.95	—	—	—

Efficiency ratio from continuing operations (GAAP)	171.27%	103.32%	70.00%	55.53%	55.30%

Average equity to assets reconciliation
Tangible common equity to assets	6.52%	6.15%	6.57%	6.63%	6.32%
Effect of preferred equity	2.36	2.18	.10	—	—

Tangible equity to assets	8.88	8.33	6.67	6.63	6.32
Effect of goodwill and other intangibles	1.89	2.79	3.55	2.98	1.74

Equity to assets (GAAP)	10.77%	11.12%	10.22%	9.61%	8.06%

Actual tangible common equity to risk-weighted assets reconciliation
Tangible common equity to risk-weighted assets	5.64%	10.39%	8.34%	8.21%	8.09%
Effect of other comprehensive income	(.42)	(.87)	(.91)	(.23)	.07
Effect of deferred tax limitation	—	(1.27)	—	—	—
Effect of trust preferred	1.06	.97	.88	.65	.81
Effect of preferred equity	3.53	3.19	2.90	—	.01

Tier I capital ratio (Regulatory)	9.81%	12.41%	11.21%	8.63%	8.98%

Net charge-offs reconciliation
Operating net charge-offs	$215,657	$276,669	$151,152	$21,834	$5,524
Fraud related charge-offs and subsequent partial recovery	(11,750)	—	—	18,000	—

Net charge-offs (GAAP)	$203,907	$276,669	$151,152	$39,834	$5,524

Net charge-offs to average loans reconciliation
Operating net charge-offs to average loans	4.42%	5.03%	2.57%	.38%	.12%
Effect of fraud related charge offs and subsequent partial recovery	(.25)	—	—	.31	—

Net charge-offs to average loans (GAAP)	4.17%	5.03%	2.57%	.69%	.12%

Table 1 (Continued)—Operating Earnings to GAAP Earnings Reconciliation—Quarterly

Selected Financial Information

	000000	000000	000000	000000	000000	000000	000000	000000
	2010				2009
(in thousands, except per share data; taxable equivalent)	(As restated) Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest revenue reconciliation
Interest revenue—taxable equivalent	$81,215	$84,360	$87,699	$89,849	$97,481	$101,181	$102,737	$103,562
Taxable equivalent adjustment	(497)	(511)	(500)	(493)	(601)	(580)	(463)	(488)

Interest revenue (GAAP)	$80,718	$83,849	$87,199	$89,356	$96,880	$100,601	$102,274	$103,074

Net interest revenue reconciliation
Net interest revenue—taxable equivalent	$60,132	$60,014	$61,627	$61,279	$63,929	$63,004	$60,882	$57,412
Taxable equivalent adjustment	(497)	(511)	(500)	(493)	(601)	(580)	(463)	(488)

Net interest revenue (GAAP)	$59,635	$59,503	$61,127	$60,786	$63,328	$62,424	$60,419	$56,924

Provision for loan losses reconciliation
Operating provision for loan losses	$47,750	$50,500	$61,500	$75,000	$90,000	$95,000	$60,000	$65,000
Partial reversal of special fraud-related provision for loan losses	(11,750)	—	—	—	—	—	—	—

Provision for loan losses (GAAP)	$36,000	$50,500	$61,500	$75,000	$90,000	$95,000	$60,000	$65,000

Fee revenue reconciliation
Operating fee revenue	$12,442	$12,861	$11,579	$11,666	$14,447	$13,389	$11,305	$11,823
Gain from acquisition	—	—	—	—	—	—	11,390	—

Fee revenue (GAAP)	$12,442	$12,861	$11,579	$11,666	$14,447	$13,389	$22,695	$11,823

Total revenue reconciliation
Total operating revenue	$24,824	$22,375	$11,706	$(2,055)	$(11,624)	$(18,607)	$12,187	$4,235
Taxable equivalent adjustment	(497)	(511)	(500)	(493)	(601)	(580)	(463)	(488)
Gain from acquisition	—	—	—	—	—	—	11,390	—
Partial reversal of special fraud-related provision for loan losses	11,750	—	—	—	—	—	—	—

Total revenue (GAAP)	$36,077	$21,864	$11,206	$(2,548)	$(12,225)	$(19,187)	$23,114	$3,747

Expense reconciliation
Operating expense	$64,918	$64,906	$103,657	$54,820	$60,126	$51,426	$53,710	$51,788
Noncash goodwill impairment charge	—	210,590	—	—	—	25,000	—	70,000
Severance costs	—	—	—	—	—	—	—	2,898

Operating expense (GAAP)	$64,918	$275,496	$103,657	$54,820	$60,126	$76,426	$53,710	$124,686

Loss from continuing operations before taxes reconciliation
Operating loss from continuing operations before taxes	$(40,094)	$(42,531)	$(91,951)	$(56,875)	$(71,750)	$(70,033)	$(41,523)	$(47,553)
Taxable equivalent adjustment	(497)	(511)	(500)	(493)	(601)	(580)	(463)	(488)
Gain from acquisition	—	—	—	—	—	—	11,390	—
Noncash goodwill impairment charge	—	(210,590)	—	—	—	(25,000)	—	(70,000)
Severance costs	—	—	—	—	—	—	—	(2,898)
Partial reversal of special fraud-related provision for loan losses	11,750	—	—	—	—	—	—	—

Loss from continuing operations before taxes (GAAP)	$(28,841)	$(253,632)	$(92,451)	$(57,368)	$(72,351)	$(95,613)	$(30,596)	$(120,939)

Income tax benefit reconciliation
Operating income tax expense (benefit)	$144,760	$(16,706)	$(32,419)	$(22,417)	$(31,687)	$(26,252)	$(18,394)	$(15,421)
Taxable equivalent adjustment	(497)	(511)	(500)	(493)	(601)	(580)	(463)	(488)
Gain from acquisition, tax expense	—	—	—	—	—	—	4,328	—
Severance costs, tax benefit	—	—	—	—	—	—	—	(1,101)
Partial reversal of special fraud-related provision for loan losses, tax expense	—	—	—	—	—	—	—	—

Income tax expense (benefit) (GAAP)	$144,263	$(17,217)	$(32,919)	$(22,910)	$(32,288)	$(26,832)	$(14,529)	$(17,010)

Diluted loss from continuing operations per common share reconciliation
Diluted operating loss from continuing operations per common share	$(9.87)	$(1.50)	$(3.29)	$(1.96)	$(2.26)	$(4.66)	$(2.63)	$(3.59)
Gain from acquisition	—	—	—	—	—	—	.72	—
Noncash goodwill impairment charge	—	(11.12)	—	—	—	(2.51)	—	(7.24)
Severance costs	—	—	—	—	—	—	—	(.19)
Partial reversal of special fraud-related provision for loan losses	.62	—	—	—	—	—	—	—

Diluted loss from continuing operations per common share (GAAP)	$(9.25)	$(12.62)	$(3.29)	$(1.96)	$(2.26)	$(7.17)	$(1.91)	$(11.02)

Book value reconciliation
Tangible book value	$14.80	$25.26	$26.96	$27.88	$29.84	$32.22	$44.26	$48.26
Effect of goodwill and other intangibles	.60	.44	11.59	11.88	11.94	12.01	25.09	25.24

Book value (GAAP)	$15.40	$25.70	$38.55	$39.76	$41.78	$44.23	$69.35	$73.50

Efficiency ratio from continuing operations reconciliation
Operating efficiency ratio from continuing operations	89.45%	89.38%	141.60%	75.22%	78.74%	68.35%	73.68%	75.13%
Gain from acquisition	—	—	—	—	—	—	(9.96)	—
Noncash goodwill impairment charge	—	290.00	—	—	—	33.22	—	101.55
Severance costs	—	—	—	—	—	—	—	4.20

Efficiency ratio from continuing operations (GAAP)	89.45%	379.38%	141.60%	75.22%	78.74%	101.57%	63.72%	180.88%

Average equity to assets reconciliation
Tangible common equity to assets	5.22%	6.78%	6.91%	7.13%	7.37%	5.36%	5.77%	6.09%
Effect of preferred equity	2.42	2.41	2.35	2.26	2.16	2.19	2.19	2.15

Tangible equity to assets	7.64	9.19	9.26	9.39	9.53	7.55	7.96	8.24
Effect of goodwill and other intangibles	.16	2.18	2.58	2.51	2.41	2.72	2.75	3.32

Equity to assets (GAAP)	7.80%	11.37%	11.84%	11.90%	11.94%	10.27%	10.71%	11.56%

Actual tangible common equity to risk-weighted assets reconciliation
Tangible common equity to risk-weighted assets	5.64%	9.60%	9.97%	10.03%	10.39%	10.67%	7.49%	8.03%
Effect of other comprehensive income	(.42)	(.81)	(.87)	(.85)	(.87)	(.90)	(.72)	(1.00)
Effect of deferred tax limitation	—	(2.94)	(2.47)	(1.75)	(1.27)	(.58)	(.22)	—
Effect of trust preferred	1.06	1.06	1.03	1.00	.97	.92	.90	.89
Effect of preferred equity	3.53	3.51	3.41	3.29	3.19	3.04	2.99	2.96

Tier I capital ratio (Regulatory)	9.81%	10.42%	11.07%	11.72%	12.41%	13.15%	10.44%	10.88%

Net charge-offs reconciliation
Operating net charge-offs	$47,668	$49,998	$61,323	$56,668	$84,585	$90,491	$58,312	$43,281
Fraud related charge-offs and subsequent partial recovery	(11,750)	—	—	—	—	—	—	—

Net charge-offs (GAAP)	$35,918	$49,998	$61,323	$56,668	$84,585	$90,491	$58,312	$43,281

Net charge-offs to average loans reconciliation
Operating net charge-offs to average loans	4.03%	4.12%	4.98%	4.51%	6.37%	6.57%	4.18%	3.09%
Effect of fraud related charge offs and subsequent partial recovery	(1.00)	—	—	—	—	—	—	—

Net charge-offs to average loans (GAAP)	3.03%	4.12%	4.98%	4.51%	6.37%	6.57%	4.18%	3.09%

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

Transaction with Fletcher International

The current banking environment, particularly within the Southeast and United’s footprint, has left many financial institutions with a surplus of foreclosed real estate and nonperforming loans, particularly residential construction. Disposing of these nonperforming assets has become increasingly challenging in this environment as those involved in the business of buying, developing and selling real estate—the typical purchasers of foreclosed properties—have themselves been negatively impacted by the housing market and therefore lack the ability to purchase surplus real estate. The build-up of residential construction inventory and lack of buyers, especially in the non-Atlanta markets, has created an imbalance between supply and demand that has sent prices spiraling downward. As a result, most dispositions of problem assets have occurred only by pricing properties at substantial discounts and incurring significant losses which results in a reduction of capital.

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

Concurrently with the payment of the $10 million deposit under the Asset Purchase Agreement by Fletcher, United granted a warrant to Fletcher to purchase Junior Preferred Stock. The warrant was initially equal to $15 million and was increased to $30 million upon the completion of the asset sale pursuant to the Asset Purchase Agreement. An additional $35 million warrant will be issued on a dollar for dollar basis by the aggregate dollar amount of the Convertible Preferred Stock purchased under the Securities Purchase Agreement in excess of $30 million. The $30 million warrant price is equivalent to $21.25 per common share (cash exercise equal to 1,411,765 shares of common stock). The $35 million warrant price is equivalent to $30.10 per common share (cash exercise equal to 1,162,791 shares of common stock). The warrants may only be exercised by net share settlement (cashless exercise) and are exercisable for nine years from May 26, 2010, subject to limited extension upon certain events specified in the warrant agreement. All of the warrants settle on a cashless basis and the net shares to be issued to Fletcher Ltd. upon exercise of the warrants will be less than the total shares that would have been issuable if the warrants had been exercised for cash payments.

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

Notes

(1)

The $17.6 million value of the $30 million warrant was determined as of April 1, 2010, the date the terms were agreed to and signed. The following modeling assumptions were used: dividend yield—0%; risk-free interest rate—3.89%; current stock price—$23.85; term—9 years; and volatility—33%. Although most of the modeling assumptions were based on observable data, because of the subjectivity involved in estimating expected volatility, the valuation is considered Level 3.

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

United reported a net operating loss from continuing operations of $305 million for the twelve months ended December 31, 2010, which included the $45.3 million loss related to the Fletcher transaction and the $157 million income tax expense related to the establishment of a full deferred tax asset valuation allowance and excluded the $211 million goodwill impairment charge as well as the partial fraud loss recovery of $11.8 million. This compared to a net operating loss from continuing operations of $139 million for the same period in 2009, which excluded the $7.06 million gain on acquisition, net of tax; non-cash goodwill impairment charges of $95 million; and non-recurring severance costs of $1.8 million. The net loss for the year ended 2010, which included discontinued operations, goodwill impairment and the partial loss recovery was $502 million. Including discontinued operations, the gain on acquisition, goodwill impairment charges and severance costs, net loss was $228 million for the year ended December 31, 2009. Diluted operating loss from continuing operations per share for the twelve months ended December 31, 2010 was $16.64 of which the loss on the sale of nonperforming assets to Fletcher represented $2.40. This compared to diluted operating loss per share from continuing operations of $12.37 for the same period in 2009. The diluted operating loss per share from continuing operations for the year ended December 31, 2010 excluded $11.13 in loss related to the third quarter goodwill impairment charge and $.62 in gain related to the partial recovery. The diluted operating loss per share for the year ended December 31, 2009 excluded $.58 in earnings per share related to the gain on acquisition and $7.86 and $.15 in loss per share related to the goodwill impairment charges and severance costs, respectively. The 2010 and 2009 net operating loss from continuing operations reflect elevated foreclosed property costs related to the continuing effect of the challenging economic environment and the weak residential construction and housing markets.

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

The banking industry uses two key ratios to measure relative profitability of net interest revenue—the net interest spread and the net interest margin. The net interest spread measures the difference between the average yield on interest earning assets and the average rate paid on interest bearing liabilities. The interest rate spread eliminates the effect of non-interest-bearing deposits and other non-interest bearing funding sources and gives a direct perspective on the effect of market interest rate movements. The net interest margin is an indication of the profitability of a company’s overall balance sheet management activities and is defined as net interest revenue as a percentage of total average interest earning assets, which includes the positive effect of funding a portion of interest earning assets with customers’ non-interest bearing deposits and with shareholders’ equity.

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

Table 2—Average Consolidated Balance Sheet and Net Interest Margin Analysis

For the Years Ended December 31,

(In thousands, taxable equivalent)

	0000	0000	0000	0000	0000	0000	0000	0000	0000
	2010			2009			2008
	(As restated)
	Average		Avg.	Average		Avg.	Average		Avg.
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest-earning assets:
Loans (1)(2)	$4,960,805	$278,149	5.61%	$5,547,915	$322,284	5.81%	$5,890,889	$386,132	6.55%
Taxable securities (3)	1,425,322	58,821	4.13	1,626,032	76,048	4.68	1,455,206	74,405	5.11
Tax-exempt securities (1)(3)	27,827	1,860	6.68	30,460	2,164	7.10	33,830	2,406	7.11
Federal funds sold and other interest-earning assets	408,359	4,293	1.05	260,232	4,465	1.72	124,261	4,026	3.24

Total interest-earning assets	6,822,313	343,123	5.03	7,464,639	404,961	5.43	7,504,186	466,969	6.22

Non-interest-earning assets:
Allowance for loan losses	(190,227)			(146,535)			(97,385)
Cash and due from banks	106,582			105,127			131,778
Premises and equipment	180,379			180,381			180,857
Other assets (3)	685,547			665,775			579,894

Total assets	$7,604,594			$8,269,387			$8,299,330

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW	$1,360,729	$6,966	.51	$1,297,139	$11,023	.85	$1,491,419	$28,626	1.92
Money market	780,982	7,552	.97	589,389	9,545	1.62	426,988	10,643	2.49
Savings deposits	184,479	331	.18	177,410	483	.27	182,067	764	.42
Time deposits less than $100,000	1,581,750	30,260	1.91	1,891,774	56,811	3.00	1,724,036	71,844	4.17
Time deposits greater than $100,000	1,084,967	23,114	2.13	1,306,302	42,518	3.25	1,457,397	62,888	4.32
Brokered deposits	610,483	13,509	2.21	756,122	20,997	2.78	565,111	23,536	4.16

Total interest-bearing deposits	5,603,390	81,732	1.46	6,018,136	141,377	2.35	5,847,018	198,301	3.39

Federal funds purchased, repurchase agreeements, & other short-term borrowings	103,479	4,235	4.09	177,589	2,842	1.60	324,634	7,699	2.37
Federal Home Loan Bank advances	90,137	3,355	3.72	220,468	4,622	2.10	410,605	13,026	3.17
Long-term debt	150,107	10,749	7.16	150,604	10,893	7.23	120,442	9,239	7.67

Total borrowed funds	343,723	18,339	5.34	548,661	18,357	3.35	855,681	29,964	3.50

Total interest-bearing liabilities	5,947,113	100,071	1.68	6,566,797	159,734	2.43	6,702,699	228,265	3.41

Non-interest-bearing liabilities:
Non-interest-bearing deposits	769,395			694,469			677,439
Other liabilities	69,367			88,490			68,766

Total liabilities	6,785,875			7,349,756			7,448,904
Shareholders’ equity	818,719			919,631			850,426

Total liabilities and shareholders’ equity	$7,604,594			$8,269,387			$8,299,330

Net interest revenue		$243,052			$245,227			$238,704

Net interest-rate spread			3.35%			3.00%			2.81%

Net interest margin (4)			3.56%			3.29%			3.18%

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

Table 3—Change in Interest Revenue and Interest Expense

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

Table 4—Fee Revenue From Continuing Operations

For the Years Ended December 31,

(in thousands)

				Change
	2010	2009	2008	2010-2009
Service charges and fees	$30,127	$30,986	$31,683	(3)%
Mortgage loan and related fees	7,019	8,959	7,103	(22)
Brokerage fees	2,662	2,085	3,457	28
Securities gains, net	2,552	2,756	1,315
Losses on prepayment of borrowings	(2,233)	—	(2,714)
Other	8,421	6,178	5,237	36

Total fee revenue before gain from acquisition	48,548	50,964	46,081	(5)
Gain from acquisition	—	11,390	—

Total fee revenue	$48,548	$62,354	$46,081	(22)

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

Table 5—Operating Expenses From Continuing Operations

For the Years Ended December 31,

(in thousands)

				Change
	2010	2009	2008	2010-2009
Salaries and employee benefits	$96,618	$101,568	$104,056	(5)%
Communications and equipment	13,781	14,676	15,139	(6)
Occupancy	15,394	15,653	14,862	(2)
Advertising and public relations	4,625	3,950	5,695	17
Postage, printing and supplies	4,072	5,040	6,243	(19)
Professional fees	9,254	11,480	9,191	(19)
Foreclosed property—foreclosure and carrying costs	16,381	14,484	6,693	13
Foreclosed property—writedowns and losses from sales	49,326	17,881	12,417	176
FDIC assessments and other regulatory charges	13,747	16,004	6,020	(14)
Amortization of intangibles	3,160	3,104	3,009	2
Other	16,594	13,210	17,010	26

	242,952	217,050	200,335	12
Loss on sale of nonperforming assets	45,349	—	—

Operating expenses, before nonrecurring items	288,301	217,050	200,335
Goodwill impairment charges	210,590	95,000	—
Severance cost	—	2,898	—

Total operating expenses	$498,891	$314,948	$200,335	58

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

Income Taxes

Income tax expense from continuing operations was $71.2 million in 2010, compared to income tax benefits of $90.7 million and $37.9 million in 2009 and 2008, respectively. The effective tax rates (as a percentage of pre-tax net income) were (16.5)%, 28.4%, and 37.2% for 2010, 2009 and 2008, respectively. The effective tax rate in 2010 reflects a charge to establish a full valuation allowance against United’s net deferred tax asset. Excluding the goodwill impairment charges in 2010 and 2009, which had a very limited tax impact, and the charge to establish a full deferred tax asset valuation allowance in 2010, the effective tax rates for those periods were 38.6% and 40.4%, respectively. The effective tax rates were different from the statutory tax rates primarily due to interest revenue on certain investment securities and loans that are exempt from income taxes, tax exempt fee revenue, tax credits received on affordable housing investments, goodwill impairment charges and the change in valuation allowance on deferred tax assets as discussed below.

The effective tax rate for 2010 reflects the tax treatment of the loss on the sale of nonperforming assets to Fletcher and an increase in the valuation allowance on deferred tax assets related to state tax credits with short carry forward periods that are expected to expire unused.

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

The effective tax rates for 2010 and 2009 also reflect valuation allowances established for deferred tax assets. At December 31, 2009, management determined that it was more likely than not that approximately $3.87 million, net of Federal benefit, of state low income housing and business tax credits will expire unused due to a relatively short five year carry forward periods. Management established a full valuation allowance of $171 million for the December 31, 2010 net deferred tax asset based on a conclusion that the objective negative evidence represented by recent losses outweighed the more subjective positive evidence supporting the realization of the net deferred tax asset.

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

At December 31, 2010, United recorded no deferred tax assets due to a full valuation allowance of $171 million. Accounting Standards Codification Topic 740, Income Taxes, requires that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. United’s management considers both positive and negative evidence and analyzes changes in near-term market conditions as well as other factors which may impact future operating results. In making such judgments, significant weight is given to evidence that can be objectively verified. The deferred tax assets are analyzed quarterly for changes affecting realizabilty.

Additional information regarding income taxes, including a reconciliation of the differences between the recorded income tax provision and the amount of income tax computed by applying the statutory federal income tax rate to income before income taxes, can be found in Note 16 to the consolidated financial statements.

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

The fourth quarter of 2010 operating provision for loan losses was $47.8 million, which excluded a partial fraud recovery of $11.8 million. This compared to a provision of $90 million for the fourth quarter of 2009. Nonperforming assets totaled $321 million, down $63.6 million from a year ago. Nonperforming assets as a percentage of total assets were 4.42% at December 31, 2010, compared with 4.81% at December 31, 2009.

The following table presents the components of fee revenue from continuing operations for the fourth quarters of 2010 and 2009.

Table 6—Quarterly Fee Revenue From Continuing Operations

(in thousands)

	Three Months Ended
	December 31,
	2010	2009	Change
Service charges and fees	$7,039	$8,257	(15)%
Mortgage loan and related fees	1,868	1,651	13
Brokerage fees	778	443	76
Securities gains, net	—	2,015
Other	2,757	2,081	32

Total operating fee revenue	$12,442	$14,447	(14)

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

Table 7—Quarterly Operating Expenses From Continuing Operations

(in thousands)

	Three Months Ended
	December 31,
	2010	2009	Change
Salaries and employee benefits	$23,777	$24,061	(1)%
Communications and equipment	3,377	3,819	(12)
Occupancy	4,024	4,003	1
Advertising and public relations	1,102	958	15
Postage, printing and supplies	1,063	1,307	(19)
Professional fees	3,016	2,646	14
Foreclosed property—foreclosure and carrying costs	4,753	4,815	(1)
Foreclosed property—writedowns and losses from sales	15,849	9,576	66
FDIC assessments and other regulatory charges	3,299	3,711	(11)
Amortization of intangibles	771	813	(5)
Other	3,887	4,417	(12)

Total operating expenses	$64,918	$60,126	8

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

Balance Sheet Review

Total assets at December 31, 2010 were $7.28 billion, a decrease of $724 million, or 9%, from December 31, 2009. On an average basis, total assets decreased $664 million, or 8%, from 2009 to 2010. Average interest earning assets for 2010 and 2009 were $6.82 billion and $7.46 billion, respectively.

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

Table 8—Loans Outstanding

As of December 31,

(in thousands)

	2010	2009	2008	2007	2006
Loans by Category
Commercial (secured by real estate)	$1,761,424	$1,779,398	$1,626,966	$1,475,930	$1,229,910
Commercial (commercial and industrial)	441,518	390,520	410,529	417,715	295,698
Commercial construction	296,582	362,566	499,663	527,123	469,432

Total commercial	2,499,524	2,532,484	2,537,158	2,420,768	1,995,040
Residential construction	695,166	1,050,065	1,478,679	1,829,506	1,864,153
Residential mortgage	1,278,780	1,427,198	1,526,388	1,501,916	1,337,728
Installment	130,656	141,729	162,636	177,073	179,617

Total loans	$4,604,126	$5,151,476	$5,704,861	$5,929,263	$5,376,538

	2010	2009	2008	2007	2006
Loans by Market
Atlanta MSA	$1,310,222	$1,435,223	$1,705,561	$2,002,089	$1,651,465
Gainesville MSA	312,049	389,766	420,169	399,560	353,559
North Georgia	1,688,586	1,883,880	2,040,082	2,060,224	2,033,553
North Carolina	701,798	771,709	809,863	805,999	773,301
East Tennessee	256,451	265,209	265,544	245,769	207,001
Coastal Georgia	335,020	405,689	463,642	415,622	357,659

Total loans	$4,604,126	$5,151,476	$5,704,861	$5,929,263	$5,376,538

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

Table 9—Loan Portfolio Maturity

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

Table 10—Performing Substandard Loans

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

Table 11—Allocation of Allowance for Loan Losses

As of December 31,

(in thousands)

	000	000	000	000	000	000	000	000	000	000
	2010		2009		2008		2007		2006
	Amount	%*	Amount	%*	Amount	%*	Amount	%*	Amount	%*

Commercial (commercial and industrial)	$7,580	10	$6,892	8	$8,512	7	$7,902	7	$5,758	6
Commercial (secured by real estate)	31,191	38	19,208	34	8,948	28	9,520	25	14,716	23

Total commercial	38,771	48	26,100	42	17,460	35	17,422	32	20,474	29
Construction	99,351	21	99,446	27	71,573	35	38,183	40	25,181	43
Residential mortgage	22,305	28	17,266	28	18,364	27	19,611	25	11,323	25
Installment	3,030	3	2,545	3	3,756	3	3,823	3	3,245	3
Unallocated	11,238		10,245		11,118		10,384		6,343

Total allowance for loan losses	$174,695	100	$155,602	100	$122,271	100	$89,423	100	$66,566	100

*	Loan balance in each category, expressed as a percentage of total loans.

The following table presents a summary of changes in the allowance for loan losses for each of the past five years.

Table 12—Allowance for Loan Losses

Years Ended December 31,

(in thousands)

	September 30,	September 30,	September 30,	September 30,	September 30,
	2010	2009	2008	2007	2006
Balance beginning of period	$155,602	$122,271	$89,423	$66,566	$53,595
Provision for loan losses	223,000	310,000	184,000	55,600	14,600
Allowance for loan losses acquired from subsidiaries at merger date	—	—	—	7,091	3,895
Charge-offs:
Commercial (commercial and industrial)	10,837	11,322	5,197	1,188	1,157
Commercial (secured by real estate)	33,593	21,796	5,843	688	1,138
Commercial construction	9,993	9,908	1,796	245	11
Residential construction	136,666	219,168	123,771	30,351	179
Residential mortgage	28,806	18,997	12,995	7,022	2,111
Installment	4,828	5,115	3,275	2,200	3,027

Total loans charged-off	224,723	286,306	152,877	41,694	7,623

Recoveries:
Commercial (commercial and industrial)	1,762	5,397	61	187	177
Commercial (secured by real estate)	1,167	520	72	97	123
Commercial construction	431	12	4	1	—
Residential construction	15,370	2,253	653	117	949
Residential mortgage	867	411	224	486	113
Installment	1,219	1,044	711	972	737

Total recoveries	20,816	9,637	1,725	1,860	2,099

Net charge-offs	203,907	276,669	151,152	39,834	5,524

Balance end of period	$174,695	$155,602	$122,271	$89,423	$66,566

Total loans *:
At year-end	$4,604,126	$5,151,476	$5,704,861	$5,929,263	$5,376,538
Average	4,884,330	5,501,165	5,890,889	5,734,608	4,800,981
Allowance as a percentage of year-end loans	3.79%	3.02%	2.14%	1.51%	1.24%
As a percentage of average loans:
Net charge-offs	4.17	5.03	2.57	.69	.12
Provision for loan losses	4.57	5.64	3.12	.97	.30
Allowance as a percentage of nonperforming loans
As reported	98	59	64	317	534
Excluding impaired loans with no allocated reserve	274	190	125	NM	NM

*—Excludes loans acquired through the FDIC assisted acquisition of Southern Community Bank that are covered by loss sharing agreements.

NM—Not meaningful.

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

Table 13—Nonperforming Assets

As of December 31,

(in thousands)

	(As restated)
	2010	2009	2008	2007	2006
Nonaccrual loans (NPLs)	$179,094	$264,092	$190,723	$28,219	$12,458
Loans past due 90 days or more and still accruing	—	—	—	—	—

Total nonperforming loans	179,094	264,092	190,723	28,219	12,458
Foreclosed properties	142,208	120,770	59,768	18,039	1,196

Total nonperforming assets (NPAs)	$321,302	$384,862	$250,491	$46,258	$13,654

NPLs as a percentage of total loans	3.89%	5.13%	3.34%	.48%	.23%
NPAs as a percentage of loans and foreclosed properties	6.77	7.30	4.35	.78	.25
NPAs as a percentage of total assets	4.42	4.81	2.92	.56	.19

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

Table 14—Nonperforming Assets by Quarter

(in thousands)

	000	000	000	000	000	000	000	000	000	000	000	000
	December 31, 2010 (1)			September 30, 2010 (1)			June 30, 2010 (1)			March 31, 2010 (1)
	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total
	Loans	Properties	NPAs	Loans	Properties	NPAs	Loans	Properties	NPAs	Loans	Properties	NPAs
BY CATEGORY
Commercial (sec. by RE)	$44,927	$23,659	$68,586	$53,646	$14,838	$68,484	$56,013	$13,297	$69,310	$45,918	$21,597	$67,515
Commercial construction	21,374	17,808	39,182	17,279	15,125	32,404	17,872	11,339	29,211	23,556	14,285	37,841
Commercial & industrial	5,611	—	5,611	7,670	—	7,670	7,245	—	7,245	3,610	—	3,610

Total commercial	71,912	41,467	113,379	78,595	29,963	108,558	81,130	24,636	105,766	73,084	35,882	108,966
Residential construction	54,505	78,231	132,736	79,321	73,206	152,527	88,375	74,444	162,819	147,326	74,220	221,546
Residential mortgage	51,083	22,510	73,593	58,107	26,795	84,902	53,175	24,830	78,005	57,920	26,173	84,093
Consumer / installment	1,594	—	1,594	1,743	—	1,743	1,655	—	1,655	2,472	—	2,472

Total NPAs	$179,094	$142,208	$321,302	$217,766	$129,964	$347,730	$224,335	$123,910	$348,245	$280,802	$136,275	$417,077

BY MARKET
Atlanta MSA	$48,289	$41,154	$89,443	$65,304	$32,785	$98,089	$74,031	$30,605	$104,636	$81,914	$36,951	$118,865
Gainesville MSA	5,171	9,273	14,444	11,905	5,685	17,590	10,730	2,750	13,480	17,058	3,192	20,250
North Georgia	83,551	66,211	149,762	92,295	67,439	159,734	102,198	60,597	162,795	109,280	63,128	172,408
Western North Carolina	25,832	11,553	37,385	31,545	11,559	43,104	22,776	11,473	34,249	31,353	8,588	39,941
Coastal Georgia	11,145	11,901	23,046	10,611	10,951	21,562	8,341	16,548	24,889	33,438	21,871	55,309
East Tennessee	5,106	2,116	7,222	6,106	1,545	7,651	6,259	1,937	8,196	7,759	2,545	10,304

Total NPAs	$179,094	$142,208	$321,302	$217,766	$129,964	$347,730	$224,335	$123,910	$348,245	$280,802	$136,275	$417,077

	000	000	000	000	000	000	000	000	000	000	000	000
	December 31, 2009 (1)			September 30, 2009 (1)			June 30, 2009 (1)			March 31, 2009
	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total
	Loans	Properties	NPAs	Loans	Properties	NPAs	Loans	Properties	NPAs	Loans	Properties	NPAs
BY CATEGORY
Commercial (sec. by RE)	$37,040	$15,842	$52,882	$38,379	$12,566	$50,945	$37,755	$5,395	$43,150	$18,188	$3,811	$21,999
Commercial construction	19,976	9,761	29,737	38,505	5,543	44,048	15,717	5,847	21,564	6,449	2,948	9,397
Commercial & industrial	3,946	—	3,946	3,794	—	3,794	11,378	—	11,378	12,066	—	12,066

Total commercial	60,962	25,603	86,565	80,678	18,109	98,787	64,850	11,242	76,092	36,703	6,759	43,462
Residential construction	142,332	76,519	218,851	171,027	79,045	250,072	176,400	81,648	258,048	187,656	58,327	245,983
Residential mortgage	58,767	18,648	77,415	50,626	13,456	64,082	44,256	11,864	56,120	33,148	10,297	43,445
Consumer / installment	2,031	—	2,031	2,050	—	2,050	2,342	—	2,342	1,648	—	1,648

Total NPAs	$264,092	$120,770	$384,862	$304,381	$110,610	$414,991	$287,848	$104,754	$392,602	$259,155	$75,383	$334,538

BY MARKET
Atlanta MSA	$106,536	$41,125	$147,661	$120,599	$54,670	$175,269	$148,155	$50,450	$198,605	$131,020	$48,574	$179,594
Gainesville MSA	5,074	2,614	7,688	12,916	8,429	21,345	9,745	3,511	13,256	17,448	694	18,142
North Georgia	87,598	53,072	140,670	96,373	36,718	133,091	72,174	37,454	109,628	66,875	20,811	87,686
Western North Carolina	29,610	5,096	34,706	25,775	5,918	31,693	21,814	7,245	29,059	21,240	3,067	24,307
Coastal Georgia	26,871	17,150	44,021	38,414	3,045	41,459	30,311	3,904	34,215	15,699	1,286	16,985
East Tennessee	8,403	1,713	10,116	10,304	1,830	12,134	5,649	2,190	7,839	6,873	951	7,824

Total NPAs	$264,092	$120,770	$384,862	$304,381	$110,610	$414,991	$287,848	$104,754	$392,602	$259,155	$75,383	$334,538

(1)	Excludes non-performing loans and foreclosed properties covered by the loss-sharing agreement with the FDIC, related to the acquisition of Southern Community Bank.

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

Table 15—Activity in Nonperforming Assets by Quarter

(in thousands)

	000	000	000	000	000	000	000	000	000	000	000	000
	Fourth Quarter 2010 (1)			Third Quarter 2010 (1)			Second Quarter 2010 (1)			First Quarter 2010 (1)
	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total
	Loans	Properties	NPAs	Loans	Properties	NPAs	Loans	Properties	NPAs	Loans	Properties	NPAs

Beginning Balance	$217,766	$129,964	$347,730	$224,335	$123,910	$348,245	$280,802	$136,275	$417,077	$264,092	$120,770	$384,862
Loans placed on non-accrual	81,023	—	81,023	119,783	—	119,783	155,007	—	155,007	139,030	—	139,030
Payments received	(7,250)	—	(7,250)	(11,469)	—	(11,469)	(12,189)	—	(12,189)	(5,733)	—	(5,733)
Loan charge-offs	(47,913)	—	(47,913)	(52,647)	—	(52,647)	(62,693)	—	(62,693)	(58,897)	—	(58,897)
Foreclosures	(61,432)	61,432	—	(59,844)	59,844	—	(66,994)	66,994	—	(49,233)	49,233	—
Capitalized costs	—	170	170	—	601	601	—	305	305	—	320	320
Note / property sales	(3,100)	(33,509)	(36,609)	(2,392)	(40,203)	(42,595)	(69,598)	(68,472)	(138,070)	(8,457)	(25,951)	(34,408)
Write downs	—	(8,031)	(8,031)	—	(7,051)	(7,051)	—	(6,094)	(6,094)	—	(4,579)	(4,579)
Net gains (losses) on sales	—	(7,818)	(7,818)	—	(7,137)	(7,137)	—	(5,098)	(5,098)	—	(3,518)	(3,518)

Ending Balance	$179,094	$142,208	$321,302	$217,766	$129,964	$347,730	$224,335	$123,910	$348,245	$280,802	$136,275	$417,077

	000	000	000	000	000	000	000	000	000	000	000	000
	Fourth Quarter 2009 (1)			Third Quarter 2009 (1)			Second Quarter 2009 (1)			First Quarter 2009
	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total
	Loans	Properties	NPAs	Loans	Properties	NPAs	Loans	Properties	NPAs	Loans	Properties	NPAs

Beginning Balance	$304,381	$110,610	$414,991	$287,848	$104,754	$392,602	$259,155	$75,383	$334,538	$190,723	$59,768	$250,491
Loans placed on non-accrual	174,898	—	174,898	190,164	—	190,164	169,351	—	169,351	175,759	—	175,759
Payments received	(26,935)	—	(26,935)	(16,597)	—	(16,597)	(15,597)	—	(15,597)	(24,778)	—	(24,778)
Loan charge-offs	(88,427)	—	(88,427)	(92,359)	—	(92,359)	(60,644)	—	(60,644)	(43,807)	—	(43,807)
Foreclosures	(79,983)	79,983	—	(56,624)	56,624	—	(64,417)	64,417	—	(38,742)	38,742	—
Capitalized costs	—	981	981	—	579	579	—	1,324	1,324	—	1,452	1,452
Note / property sales	(19,842)	(61,228)	(81,070)	(8,051)	(47,240)	(55,291)	—	(33,752)	(33,752)	—	(22,999)	(22,999)
Write downs	—	(2,209)	(2,209)	—	(1,906)	(1,906)	—	(2,738)	(2,738)	—	(2,151)	(2,151)
Net gains (losses) on sales	—	(7,367)	(7,367)	—	(2,201)	(2,201)	—	120	120	—	571	571

Ending Balance	$264,092	$120,770	$384,862	$304,381	$110,610	$414,991	$287,848	$104,754	$392,602	$259,155	$75,383	$334,538

(1)	Excludes non-performing loans and foreclosed properties covered by the loss-sharing agreement with the FDIC, related to the acquisition of Southern Community Bank.

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

Table 16—Carrying Value of Investment Securities

As of December 31,

(in thousands)

	December 31, 2010
	Available for Sale	Held to Maturity	Total Securities

U.S. Government agencies	$98,480	$11,939	$110,419
State and political subdivisions	28,442	47,007	75,449
Mortgage-backed securities	991,008	206,861	1,197,869
Other	106,487	—	106,487

Total securities available for sale	$1,224,417	$265,807	$1,490,224

	December 31, 2009
	Available for Sale	Held to Maturity	Total Securities

U.S. Government agencies	$246,466	$—	$246,466
State and political subdivisions	63,293	—	63,293
Mortgage-backed securities	1,197,222	—	1,197,222
Other	23,066	—	23,066

Total securities available for sale	$1,530,047	$—	$1,530,047

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

At December 31, 2010, United had 80% of its total investment securities portfolio in mortgage backed securities, compared with 78% at December 31, 2009. Due to a lack of loan demand, United continued to purchase additional mortgage-backed securities in order to obtain a favorable yield with low risk. In late 2009, United began to shift away from mortgage-backed securities to avoid extension risk in the event that rates begin to rise. In 2010, United reinvested the proceeds of maturing fixed-rate mortgage-backed securities in floating-rate collateralized mortgage obligations in order to reinvest additional liquidity without exposure to significant extension risk. United did not have securities of any issuer in excess of 10% of equity at year-end 2010 or 2009, excluding U.S. Government issues. Less than 1% of the securities portfolio is rated below “A” or unrated and 86% is rated “Aaa”. See Note 6 to the consolidated financial statements for further discussion of investment portfolio and related fair value and maturity information.

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

Table 17—Maturities of Time Deposits of $100,000 and Greater and Brokered Deposits

As of December 31, 2010

(in thousands)

$100,000 and greater:
Three months or less	$227,358
Three to six months	175,870
Six to twelve months	361,580
Over one year	237,551

Total	$1,002,359

Brokered deposits:
Three months or less	$17,314
Three to six months	154,367
Six to twelve months	137,348
Over one year	367,743

Total	$676,772

Wholesale Funding

The Bank is a shareholder in the Federal Home Loan Bank (“FHLB”) of Atlanta. Through this affiliation, secured advances totaling $55.1 million remained outstanding at December 31, 2010. United anticipates continued use of this short and long-term source of funds. The FHLB advances outstanding at December 31, 2010 had fixed interest rates ranging up to 4.49%. During the third quarter of 2010, United prepaid $50 million in fixed-rate advances and incurred prepayment charges of $2.23 million. United will prepay advances from time to time as funding needs change. Additional information regarding FHLB advances, including scheduled maturities, is provided in Note 12 to the consolidated financial statements.

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

Table 18—Short-Term Borrowings

As of December 31,

(in thousands)

December 31, 2010	Period-end balance	Period end weighted- average interest rate	Maximum outstanding at any month- end	Average amounts outstanding during the year	Weighted- average rate for the year
Federal funds purchased	$—	—%	$—	$489	.36%
Repurchase agreements	101,067	4.12	104,127	102,990	4.11

	$101,067			$103,479

December 31, 2009
Federal funds purchased	$—	—%	$58,000	$33,439	.29%
Repurchase agreements	101,389	4.12	102,665	101,725	2.59
Other	—	—	175,000	42,425	.25

	$101,389			$177,589

December 31, 2008
Federal funds purchased	8,197	.27	294,205	147,459	2.78
Line of credit	—	—	—	3,350	5.75
Repurchase agreements	100,214	2.00	150,960	114,516	1.43
Other	—	—	215,000	59,309	2.98

	$108,411			$324,634

At December 31, 2010, United had sufficient qualifying collateral to increase FHLB advances by $804 million and Federal Reserve discount window capacity of $233 million. United’s internal policy limits brokered deposits to 25% of total assets. At December 31, 2010, United had the capacity to increase brokered deposits by $1.14 billion and still remain within this limit. In addition to these wholesale sources, United has the ability to attract retail deposits at any time by competing more aggressively on pricing. The following table shows United’s contractual obligations and other commitments.

Table 19—Contractual Obligations and Other Commitments

As of December 31, 2010

(in thousands)

	Maturity By Years
	Total	1 or Less	1 to 3	3 to 5	Over 5
Contractual Cash Obligations
FHLB advances	$55,125	$—	$25,000	$30,000	$125
Long-term debt	150,146	—	30,500	65,000	54,646
Operating leases	11,048	2,847	4,890	1,127	2,184

Total contractual cash obligations	$216,319	$2,847	$60,390	$96,127	$56,955

Other Commitments
Lines of credit	$482,860	$242,795	$63,301	$14,234	$162,530
Commercial letters of credit	18,813	14,656	4,157	—	—
Uncertain tax positions	12,710	3,997	4,732	1,707	2,274

Total other commitments	$514,383	$261,448	$72,190	$15,941	$164,804

As disclosed in United’s consolidated statement of cash flows, net cash provided by operating activities was $151 million for the year ended December 31, 2010. The net loss of $502 million for the year included non-cash expenses for provision for loan losses of $223 million, and a goodwill impairment charge of $211 million. Net cash provided by operating activities also included the loss on sale of nonperforming assets totaling $45.3 million, losses and write downs on foreclosed properties totaling $49.3 million, and an increase in deferred income tax expense of $69.3 million. Net cash provided by investing activities of $346 million consisted primarily of proceeds from sales of securities of $75.5 million, maturities and calls of investment securities of $883 million, proceeds from sales of other real estate of $111 million, a net decrease in loans of $188 million and cash received from Fletcher of $20.6 million offset by purchases of securities of $928 million and purchases of premises and equipment of $7.13 million. The $224 million of net cash used in financing activities consisted primarily of a net decrease in deposits of $155 million and a $61.2 million repayment of FHLB advances. In the opinion of management, United’s liquidity position at December 31, 2010 was sufficient to meet its expected cash flow requirements.

The following table presents the contractual maturity of investment securities by maturity date and average yields based on amortized cost (for all obligations on a fully taxable basis). The composition and maturity/repricing distribution of the securities portfolio is subject to change depending on rate sensitivity, capital and liquidity needs.

Table 20—Expected Maturity of Available for Sale and Held to Maturity Investment Securities

As of December 31, 2010

(in thousands)

	Maturity By Years
	1 or Less	1 to 5	5 to 10	Over 10	Total
Available for Sale
U.S. Government agencies	$—	$10,044	$75,673	$12,763	$98,480
State and political subdivisions	2,658	15,279	9,175	1,330	28,442
Other securities (1)	24,092	786,475	280,301	6,627	1,097,495

Total securities available for sale	$26,750	$811,798	$365,149	$20,720	$1,224,417

Weighted average yield (2)	5.33%	3.84%	3.63%	3.44%	3.82%
Held to Maturity
U.S. Government agencies	$—	$—	$11,939	$—	$11,939
State and political subdivisions	—	1,002	21,500	24,505	47,007
Other securities (1)	—	164,400	36,222	6,239	206,861

Total securities available for sale	$—	$165,402	$69,661	$30,744	$265,807

Weighted average yield (2)	0.00%	3.54%	4.07%	4.99%	3.85%
Combined Portfolio
U.S. Government agencies	$—	$10,044	$87,612	$12,763	$110,419
State and political subdivisions	2,658	16,281	30,675	25,835	75,449
Other securities (1)	24,092	950,875	316,523	12,866	1,304,356

Total securities available for sale	$26,750	$977,200	$434,810	$51,464	$1,490,224

Weighted average yield (2)	5.33%	3.80%	3.71%	4.39%	3.82%

(1)	Includes mortgage-backed securities

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

United is not involved in off-balance sheet contractual relationships, other than those disclosed in this report, that could result in liquidity needs or other commitments, or that could significantly affect earnings. See Note 20 to the consolidated financial statements for additional information on off-balance sheet arrangements.

Capital Resources and Dividends

Shareholders’ equity at December 31, 2010 was $469 million, a decrease of $494 million from December 31, 2009, of which $211 million was due to the third quarter 2010 goodwill impairment charge, which had no impact on tangible equity, and $167 million was due to establishing a full valuation allowance on United’s net deferred tax asset. Accumulated other comprehensive income, which includes unrealized gains and losses on securities available for sale and the unrealized gains and losses on derivatives qualifying as cash flow hedges, is excluded in the calculation of regulatory capital ratios. Excluding the change in the accumulated other comprehensive income, shareholders’ equity decreased $467 million, or 51%, from December 31, 2009. During the second quarter of 2010, United recorded a $39.8 million increase to capital surplus as the result of the issuance of equity instruments to Fletcher International in conjunction with the sale of nonperforming assets. In order to preserve capital, United suspended its cash dividend in the third quarter of 2008 and declared a stock dividend of 1 new share for every 130 shares held in the third and fourth quarters of 2008 and each of the first three quarters of 2009. United accrued $10.3 million in dividends, including discount accretion, on Series A and Series B preferred stock, for the year ended December 31, 2010 compared to $10.2 million for 2009. United recognizes that cash dividends are an important component of shareholder value, and therefore, we intend to provide for cash dividends on common stock when earnings, capital levels and other factors permit.

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

Tier 1 Capital consists of shareholders’ equity, excluding accumulated other comprehensive income, intangible assets (goodwill and deposit-based intangibles), and disallowed deferred tax assets, plus qualifying capital securities. United’s Tier 1 capital totaled $489 million at December 31, 2010. Tier 2 capital components include supplemental capital such as the qualifying portion of the allowance for loan losses and qualifying subordinated debt. Tier 1 capital plus Tier 2 capital is referred to as Total risk-based capital and was $611 million at December 31, 2010. The ratios, as calculated under the guidelines, were 9.81% and 12.25% for Tier 1 and Total risk-based capital, respectively, at December 31, 2010.

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

On December 5, 2008, United participated in Treasury’s CPP by selling 180,000 shares of Series B Preferred Stock and a Warrant to purchase 426,540 shares (219,909 shares, as adjusted for subsequent stock dividends and a 50% reduction following United’s 2009 stock offering) of United’s common stock to Treasury. The proceeds of $180 million were allocated between the Series B Preferred Stock and the Warrant based on their relative fair values at the time of the sale. Of the $180 million in proceeds, $173.1 million was allocated to the Series B Preferred Stock and $6.9 million was allocated to the Warrant. The discount recorded on the Series B Preferred Stock that resulted from allocating a portion of the proceeds to the Warrant is being accreted directly to into retained earnings over a five-year period applying a level yield. The exercise price of the Warrant is $63.30 per share ($61.40 per share, as adjusted for subsequent stock dividends) and is exercisable at any time on or before December 5, 2018.

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

United has outstanding junior subordinated debentures related to trust preferred securities totaling $54.6 million at December 31, 2010. The related trust preferred securities of $53.2 million (excluding common securities) qualify as Tier 1 capital under risk-based capital guidelines provided that total trust preferred securities do not exceed certain quantitative limits. At December 31, 2010, all of United’s trust preferred securities qualified as Tier 1 capital. Further information on United’s trust preferred securities is provided in Note 14 to the consolidated financial statements.

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

Late in the third quarter of 2009, United issued 8,901,000 shares of common stock at a price of $25.00 per share. This increased shareholders’ equity by $211 million, after payment of issuance costs. The proceeds from the stock issuance were immediately invested in the Bank.

The following table shows United’s capital ratios, as calculated under regulatory guidelines, at December 31, 2010 and 2009:

Table 21—Capital Ratios

(dollars in thousands)

	Regulatory Guidelines		United Community Banks, Inc. (Consolidated)		United Community Bank
			As of December 31,		As of December 31,
		Well	(As restated)		(As restated)
	Minimum	Capitalized	2010	2009	2010	2009
Risk-based ratios:
Tier 1 capital	4.0%	6.0%	9.81%	12.41%	10.85%	13.19%
Total capital	8.0	10.0	12.25	15.09	12.61	15.01
Leverage ratio	3.0	5.0	6.76	8.50	7.45	8.81

Tier 1 capital			$489,279	$679,552	$540,183	$720,075
Total capital			611,098	826,251	627,829	819,415

United monitors these capital ratios to ensure that United and the Bank remain within regulatory guidelines. In addition, pursuant to the Bank’s MOU, the Bank must maintain its Tier I leverage ratio at not less than 8% and its total risk-based capital ratio at not less than 10% during the life of the MOU. As indicated above, as of December 31, 2010, the Bank’s Tier I leverage ratio was below the target level of 8%. Further information regarding the actual and required capital ratios of United and the Bank is provided in Note 19 to the consolidated financial statements.

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

United’s policy is based on the 12-month impact on net interest revenue of interest rate ramps that increase 200 basis points and decrease 200 basis points from the base scenario. In the ramp scenarios, rates change 25 basis points per month over the initial eight months. The policy limits the change in net interest revenue over the next 12 months to a 10% decrease in either scenario. The policy ramp and base scenarios assume a static balance sheet. Historically low rates on December 31, 2010 and 2009 made use of the down 200 basis point scenario problematic. At December 31, 2010 United’s simulation model indicated that a 200 basis point increase in rates would cause an approximate .08% increase in net interest revenue over the next twelve months and a 25 basis point decrease in rates would cause an approximate ..29% increase in net interest revenue over the next twelve months. At December 31, 2009, United’s simulation model indicated that a 200 basis point increase in rates over the next twelve months would cause an approximate 1.81% increase in net interest revenue and a 25 basis point decrease in rates over the next twelve months would cause an approximate .65% increase in net interest revenue.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to interpretations, judgments and breakdowns of controls resulting from human failures and/or differences of opinions. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, the risk.

We assessed the effectiveness of the internal control over financial reporting as of December 31, 2010. In addition, because of our subsequent decision to establish the full deferred tax asset valuation allowance, and the resulting restatement of United’s consolidated financial statements described in more detail elsewhere in this Amendment, we have re-evaluated the effectiveness of United’s internal control over financial reporting as of December 31, 2010. In conducting such assessment, we used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

On the basis of our initial assessment, we concluded that, as of December 31, 2010, United’s internal control over financial reporting was effective based on those criteria; however, on the basis of our re-evaluation in light of the restatement described in Note 2 to the accompanying consolidated financial statements, we, including our Chief Executive Officer and Chief Financial Officer, have concluded that United’s internal control over financial reporting was not effective as of December 31, 2010.

We have determined that our application of ASC 740, Accounting for Income Taxes, was incorrect and that we did not have adequate controls in place to enable management to sufficiently analyze, evaluate and validate the positive and negative evidence supporting the valuation of our deferred tax assets. This deficiency, which resulted in the misstatement of United’s consolidated financial statements as of December 31, 2010, was a material weakness, in United’s internal control over financial reporting as of December 31, 2010.

A material weakness in internal control over financial reporting is a deficiency, or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of a company’s financial statement will not be prevented or detected on a timely basis by the company’s internal controls. We recognize the importance of processes and procedures to ensure the timely, prudent and comprehensive analysis and assessment of valuation allowance issues with respect to our deferred tax assets in accordance with ASC 740, Accounting for Income Taxes, and we are committed to a strong internal control environment that includes such analysis and assessment. As a result, to address the above deficiency, we are currently evaluating specific additional procedures designed to increase the level of analysis, evaluation and validation of United’s valuation of deferred tax assets.

Our independent registered public accountants have issued an audit report on the company’s internal control over financial reporting. This report appears on page 63.

Jimmy C. Tallent President and Chief Executive Officer	Rex S. Schuette Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and shareholders

United Community Banks, Inc.

Blairsville, Georgia

We have audited the accompanying consolidated balance sheets of United Community Banks, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010. We have also audited the Company’s internal controls over financial reporting as of December 31, 2010, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

Certified Public Accountants

Suite 1800 • 235 Peachtree Street NE • Atlanta, Georgia 30303 • Phone 404-588-4200 • Fax 404-588-4222 • www.pkm.com

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected in a timely basis. The following material weakness has been identified and included in management’s assessment. As of December 31, 2010, the Company did not maintain effective control over its accounting for income taxes. Specifically, the Company did not have effective controls designed and in place to ensure valuation of the net deferred tax asset was in accordance with generally accepted accounting principles. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2010 consolidated financial statements.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Community Banks, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, United Community Banks, Inc. has not maintained effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in note 2 to the consolidated financial statements, the 2010 consolidated financial statements have been restated to correct a misstatement.

Atlanta, Georgia

March 16, 2011, except for Note 2, as to which the date is February 9, 2012

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Consolidated Statement of Operations

For the Years Ended December 31, 2010, 2009 and 2008

(in thousands, except per share data)

	(As restated)
	2010	2009	2008
Interest revenue:
Loans, including fees	$277,904	$322,509	$385,959
Investment securities:
Taxable	58,821	76,048	74,405
Tax exempt	1,137	1,322	1,464
Federal funds sold, commercial paper and deposits in banks	3,260	2,950	2,880

Total interest revenue	341,122	402,829	464,708

Interest expense:
Deposits:
NOW	6,966	11,023	28,626
Money market	7,552	9,545	10,643
Savings	331	483	764
Time	66,883	120,326	158,268

Total deposit interest expense	81,732	141,377	198,301
Federal funds purchased, repurchase agreements and other short-term borrowings	4,235	2,842	7,699
Federal Home Loan Bank advances	3,355	4,622	13,026
Long-term debt	10,749	10,893	9,239

Total interest expense	100,071	159,734	228,265

Net interest revenue	241,051	243,095	236,443
Provision for loan losses	223,000	310,000	184,000

Net interest revenue after provision for loan losses	18,051	(66,905)	52,443

Fee revenue:
Service charges and fees	30,127	30,986	31,683
Mortgage loan and other related fees	7,019	8,959	7,103
Brokerage fees	2,662	2,085	3,457
Securities gains, net	2,552	2,756	1,315
Gain from acquisition	—	11,390	—
Losses on prepayment of borrowings	(2,233)	—	(2,714)
Other	8,421	6,178	5,237

Total fee revenue	48,548	62,354	46,081

Total revenue	66,599	(4,551)	98,524

Operating expenses:
Salaries and employee benefits	96,618	101,568	104,056
Communications and equipment	13,781	14,676	15,139
Occupancy	15,394	15,653	14,862
Advertising and public relations	4,625	3,950	5,695
Postage, printing and supplies	4,072	5,040	6,243
Professional fees	9,254	11,480	9,191
Foreclosed property	65,707	32,365	19,110
FDIC assessments and other regulatory charges	13,747	16,004	6,020
Amortization of intangibles	3,160	3,104	3,009
Goodwill impairment	210,590	95,000	—
Loss on sale of nonperforming assets	45,349	—	—
Severance costs	—	2,898	—
Other	16,594	13,210	17,010

Total operating expenses	498,891	314,948	200,335

Loss from continuing operations before income taxes	(432,292)	(319,499)	(101,811)
Income tax expense (benefit)	71,217	(90,659)	(37,912)

Net loss from continuing operations	(503,509)	(228,840)	(63,899)
(Loss) income from discontinued operations, net of income taxes	(101)	513	449
Gain from sale of subsidiary, net of income taxes and selling costs	1,266	—	—

Net loss	(502,344)	(228,327)	(63,450)
Preferred stock dividends	10,316	10,242	724

Net loss available to common shareholders	$(512,660)	$(238,569)	$(64,174)

Loss from continuing operations per common share—basic / diluted	$(27.15)	$(19.80)	$(6.82)
Loss per common share—basic / diluted	(27.09)	(19.76)	6.77
Cash dividends per common share	—	—	.87
Weighted average common shares outstanding—basic / diluted	18,925	12,075	9,474

See accompanying notes to consolidated financial statements

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Consolidated Balance Sheet

As of December 31, 2010 and 2009

(in thousands, except share data)

	(As restated)
	2010	2009
Assets
Cash and due from banks	$95,994	$126,265
Interest-bearing deposits in banks	111,901	120,382
Federal funds sold, commercial paper and short-term investments	441,562	129,720

Cash and cash equivalents	649,457	376,367

Securities available for sale	1,224,417	1,530,047
Securities held to maturity (fair value $267,988)	265,807	—
Mortgage loans held for sale	35,908	30,226
Loans, net of unearned income	4,604,126	5,151,476
Less allowance for loan losses	174,695	155,602

Loans, net	4,429,431	4,995,874
Assets covered by loss sharing agreements with the FDIC	131,887	185,938
Premises and equipment, net	178,239	182,038
Accrued interest receivable	24,299	33,867
Goodwill and other intangible assets	11,446	225,196
Foreclosed property	142,208	120,770
Net deferred tax asset	—	68,768
Other assets	183,160	250,823

Total assets	$7,276,259	$7,999,914

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Demand	$793,414	$707,826
NOW	1,424,781	1,335,790
Money market	891,252	713,901
Savings	183,894	177,427
Time:
Less than $100,000	1,496,700	1,746,511
Greater than $100,000	1,002,359	1,187,499
Brokered	676,772	758,880

Total deposits	6,469,172	6,627,834

Federal funds purchased, repurchase agreements and other short-term borrowings	101,067	101,389
Federal Home Loan Bank advances	55,125	114,501
Long-term debt	150,146	150,066
Accrued expenses and other liabilities	32,171	43,803

Total liabilities	6,807,681	7,037,593

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $1 par value; 10,000,000 shares authorized;
Series A, $10 stated value; 21,700 shares issued and outstanding	217	217
Series B, $1,000 stated value; 180,000 shares issued and outstanding	175,711	174,408
Common stock, $1 par value; 100,000,000 shares authorized; 18,937,001 and 18,809,121 shares issued	18,937	18,809
Common stock issuable; 67,287 and 44,381 shares	3,894	3,597
Capital surplus	741,244	697,271
(Accumulated deficit) retained earnings	(492,276)	20,384
Accumulated other comprehensive income	20,851	47,635

Total shareholders’ equity	468,578	962,321

Total liabilities and shareholders’ equity	$7,276,259	$7,999,914

See accompanying notes to consolidated financial statements

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Shareholders’ Equity

For the Years Ended December 31, 2010, 2009 and 2008

(in thousands, except share and per share data)

	000000	000000	000000	000000	000000	000000	000000	000000	000000
						Retained		Accumulated
				Common		Earnings		Other
	Preferred Stock		Common	Stock	Capital	(Accumulated	Treasury	Comprehensive
	Series A	Series B	Stock	Issuable	Surplus	Deficit)	Stock	Income	Total
Balance, December 31, 2007	$258	$—	$9,762	$2,100	$501,928	$347,391	$(43,798)	$14,261	$831,902
Comprehensive loss:
Net loss						(63,450)			(63,450)
Other comprehensive income:
Unrealized holding gains on available for sale securities (net of deferred tax expense of $5,442)								8,912	8,912
Reclassification adjustment for gains on securities available for sale included in fee revenue (net of tax expense of $512)								(803)	(803)
Unrealized gains on derivative financial instruments qualifying as cash flow hedges (net of deferred tax expense of $22,439)								35,244	35,244
Reclassification adjustment for gains on terminated floor contracts (net of tax expense of $1,932)								(3,035)	(3,035)

Comprehensive loss						(63,450)		40,318	(23,132)
Issuance of Series B preferred stock (180,000 shares)		173,097			6,903				180,000
Issuance of warrants attached to trust preferred securities					392				392
Cash dividends declared on common stock ($.87 per share)						(8,465)			(8,465)
Stock dividends declared on common stock (144,763 shares)					(8,663)	(9,347)	17,934		(76)
Exercise of stock options, net of shares exchanged (16,168 shares)					(1,257)		2,277		1,020
Common stock issued to Dividend Reinvestment Plan and employee benefit plans (56,300 shares)					(3,259)		6,648		3,389
Amortization of stock options and restricted stock					3,859				3,859
Vesting of restricted stock awards (3,132 shares issued, 1,740 shares deferred)				264	(639)		375		—
Deferred compensation plan, net, including dividend equivalents				658					658
Shares issued from deferred compensation plan (843 shares)				(114)	15		99		—
Tax benefit from options exercised					476				476
Cash dividends on Series A preferred stock ($.60 per share)						(16)			(16)
Cash dividends on Series B preferred stock (5%)		83				(708)			(625)

Balance, December 31, 2008	258	173,180	9,762	2,908	499,755	265,405	(16,465)	54,579	989,382
Comprehensive loss:
Net loss						(228,327)			(228,327)
Other comprehensive income:
Unrealized holding gains on available for sale securities (net of deferred tax expense of $9,635)								16,277	16,277
Reclassification adjustment for gains on securities available for sale included in fee revenue (net of tax expense of $1,072)								(1,684)	(1,684)
Unrealized losses on derivative financial instruments qualifying as cash flow hedges (net of deferred tax benefit of $13,712)								(21,537)	(21,537)

Comprehensive loss						(228,327)		(6,944)	(235,271)
Retirement of Series A preferred stock (4,100 shares)	(41)								(41)
Stock dividends declared on common stock (222,304 shares)			96		(6,345)	(6,452)	12,649		(52)
Exercise of stock options, net of shares exchanged (87 shares)					(6)		8		2
Common stock issued to Dividend Reinvestment Plan and employee benefit plans (80,220 shares)			50		(1,330)		3,434		2,154
Common stock issued 8,901,000 shares)			8,901		202,188				211,089
Amortization of stock options and restricted stock					3,704				3,704
Vesting of restricted stock awards (2,489 shares issued, 3,656 shares deferred)			—	446	(686)		240		—
Deferred compensation plan, net, including dividend equivalents				398					398
Shares issued from deferred compensation plan (1,137 shares)				(155)	21		134		—
Tax on option exercise and restricted stock vesting					(30)				(30)
Cash dividends on Series A preferred stock ($.60 per share)						(14)			(14)
Cash dividends on Series B preferred stock (5%)		1,228				(10,228)			(9,000)

Balance, December 31, 2009	217	174,408	18,809	3,597	697,271	20,384	—	47,635	962,321
Comprehensive loss:
Net loss (As restated)						(502,344)			(502,344)
Other comprehensive income (As restated):
Unrealized holding losses on available for sale securities								(8,151)	(8,151)
Reclassification adjustment for gains on securities available for sale included in fee revenue								(2,552)	(2,552)
Unrealized losses on derivative financial instruments qualifying as cash flow hedges								(16,081)	(16,081)

Comprehensive loss (As restated)						(502,344)		(26,784)	(529,128)
Issuance of equity instruments in private equity transaction					39,813				39,813
Common stock issued to Dividend Reinvestment Plan and employee benefit plans (121,777 shares)			122		1,713				1,835
Amortization of stock options and restricted stock					2,459				2,459
Vesting of restricted stock awards (2,113 shares issued, 8,304 shares deferred)			2	607	(609)				—
Deferred compensation plan, net, including dividend equivalents				295					295
Shares issued from deferred compensation plan (3,990 shares)			4	(605)	597				(4)
Cash dividends on Series A preferred stock ($.60 per share)						(13)			(13)
Cash dividends on Series B preferred stock (5%)		1,303				(10,303)			(9,000)

Balance, December 31, 2010 (As restated)	$217	$175,711	$18,937	$3,894	$741,244	$(492,276)	$—	$20,851	$468,578

See accompanying notes to consolidated financial statements

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Consolidated Statement of Cash Flows

For the Years Ended December 31, 2010, 2009 and 2008

(in thousands)

	(As restated)
	2010	2009	2008
Operating activities:
Net loss	$(502,344)	$(228,327)	$(63,450)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and accretion	16,388	14,553	14,848
Provision for loan losses	223,000	310,000	184,000
Goodwill impairment charges	210,590	95,000	—
Stock based compensation	2,459	3,704	3,859
Deferred income tax expense (benefit)	69,254	(49,992)	(13,576)
Securities gains, net	(2,552)	(2,756)	(1,315)
Losses on sale of other assets	81	89	14
Losses on prepayment of borrowings	2,233	—	2,714
Losses on sale and write downs of foreclosed property	49,326	17,881	12,415
Gain from sale of subsidiary	(2,110)	—	—
Gain from acquisition	—	(11,390)	—
Loss on sale of nonperforming assets	45,349	—	—
Change in assets and liabilities:
Other assets and accrued interest receivable	53,362	(15,657)	212
Accrued expenses and other liabilities	(8,406)	16,348	(26,079)
Mortgage loans held for sale	(5,682)	(9,892)	7,670

Net cash provided by operating activities	150,948	139,561	121,312

Investing activities:
Investment in securities held to maturity:
Proceeds from maturities and calls of securities held to maturity	102,567	—	—
Purchases of securities held to maturity	(55,513)	—	—
Investment securities available for sale:
Proceeds from sales of securities available for sale	75,528	328,968	162,679
Proceeds from maturities and calls of securities available for sale	779,963	693,064	464,672
Purchases of securities available for sale	(872,513)	(884,815)	(820,665)
Net decrease (increase) in loans	188,040	62,964	(47,870)
Purchases of premises and equipment	(7,128)	(14,868)	(11,393)
Proceeds from sales of premises and equipment	103	634	535
Net cash received from sale of subsidiary	2,842	—	—
Net cash received from acquisition	—	63,617	—
Net cash received from sale of nonperforming assets	20,618	—	—
Proceeds from sale of foreclosed property	111,222	154,381	78,973

Net cash provided by (used in) investing activities	345,729	403,945	(173,069)

Financing activities, net of effects of business combinations:
Net change in deposits	(154,902)	(682,236)	927,673
Net change in federal funds purchased, repurchase agreements and other short-term borrowings	(322)	(9,692)	(488,051)
Repayment of line of credit	—	—	(42,000)
Proceeds from issuance of trust preferred securities	—	—	12,967
Proceeds from new FHLB advances	—	330,000	400,000
Repayments of FHLB advances	(61,181)	(503,322)	(686,714)
Proceeds from issuance of subordinated debt	—	—	30,000
Proceeds from issuance of common stock for dividend reinvestment and employee benefit plans	1,831	2,154	3,389
Proceeds from issuance of common stock	—	211,089	—
Proceeds from exercise of stock options	—	2	1,020
Retirement of Series A preferred stock	—	(41)	—
Proceeds from issuance of Series B preferred stock	—	—	180,000
Cash dividends on common stock	—	—	(12,713)
Cash dividends on Series A preferred stock	(13)	(14)	(16)
Cash dividends on Series B preferred stock	(9,000)	(8,500)	—

Net cash (used in) provided by financing activities	(223,587)	(660,560)	325,555

Net change in cash and cash equivalents	273,090	(117,054)	273,798
Cash and cash equivalents at beginning of year	376,367	493,421	219,623

Cash and cash equivalents at end of year	$649,457	$376,367	$493,421

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

Fair Value of Financial Instruments

Fair values of financial instruments are estimated using relevant market information and other assumptions as more fully disclosed in Note 23. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect these estimates.

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(2)	Restatement of Consolidated Financial Statements

Subsequent to filing United’s annual report on Form 10-K, for the year ended December 31, 2010, United determined that a full valuation allowance on its deferred tax asset should be recognized as of December 31, 2010. Management decided to establish a valuation allowance against the deferred tax asset after reconsidering the positive and negative evidence regarding the ultimate realization of the net deferred tax asset. Realization of the net deferred tax asset is dependent upon United’s ability to generate future taxable income. Management has concluded that the objective and verifiable negative evidence represented by United’s recent losses outweighs the more subjective positive evidence. As a result of this conclusion, United has established a full valuation allowance against its net deferred tax asset.

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

Accordingly, the December 31, 2010 consolidated financial statements have been restated to account for this determination. The effect of this change in the consolidated financial statements was as follows (in thousands except per share amounts).

	Year Ended December 31, 2010
	As Reported	Adjustment	As Restated
Consolidated Statement of Operations
Income tax benefit	$(85,492)	$156,709	$71,217
Net loss from continuing operations	(346,800)	(156,709)	(503,509)
Net loss	(345,635)	(156,709)	(502,344)
Net loss available to common shareholders	(355,951)	(156,709)	(512,660)
Loss from continuing operations per common share—basic *	(18.87)	(8.28)	(27.15)
Loss from continuing operations per common share—diluted *	(18.87)	(8.28)	(27.15)
Loss per common share—basic *	(18.81)	(8.28)	(27.09)
Loss per common share—diluted *	(18.81)	(8.28)	(27.09)

Consolidated Statement of Changes in Shareholders’ Equity
Net loss	$(345,635)	$(156,709)	$(502,344)
Unrealized holding losses on available for sale securities	(4,986)	(3,165)	(8,151)
Reclassification adjustment for gains on securities available for sale included in fee revenue	(1,559)	(993)	(2,552)
Unrealized losses on derivative financial instrument qualifying as cash flow hedges	(10,011)	(6,070)	(16,081)
Comprehensive loss	(362,191)	(166,937)	(529,128)

Consolidated Statement of Cash Flows
Operating activities:
Net loss	$(345,635)	$(156,709)	$(502,344)
Deferred income tax benefit	(87,455)	156,709	69,254

	As of December 31, 2010
	As Reported	Adjustment	As Restated
Consolidated Balance Sheet
Other assets	$350,097	$(166,937)	$183,160
Total assets	7,443,196	(166,937)	7,276,259
(Accumulated deficit) retained earnings	(335,567)	(156,709)	(492,276)
Accumulated other comprehensive income	31,079	(10,228)	20,851
Total shareholders' equity	635,515	(166,937)	468,578
Total liabilities and shareholders' equity	7,443,196	(166,937)	7,276,259

	United Community Banks, Inc.		United Community Bank
	As Reported	As Restated	As Reported	As Restated
Regulatory Capital
Tier 1 risk-based capital ratio	9.67%	9.81%	10.72%	10.85%
Total risk-based capital ratio	12.11	12.25	12.48	12.61
Tier 1 leverage ratio	6.75	6.76	7.45	7.45

Tier 1 capital	$483,257	$489,279	$534,161	$540,183
Total capital	605,204	611,098	621,807	627,829

*	As reported amounts have been adjusted to reflect subsequent 1 for 5 reverse stock split effective June 17, 2011.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(3)	Accounting Standards Updates

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(4)	Mergers and Acquisitions

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

The table below shows the components of covered assets at December 31, 2010 (in thousands):

Assets Covered by Loss Sharing Agreements with the FDIC	Purchased Impaired Loans	Other Purchased Loans	Other	Total

Construction	$2,925	$13,496	$—	$16,421
Commercial (secured by real estate)	—	36,982	—	36,982
Residential mortgage	145	9,177	—	9,322
Commercial & industrial	—	5,119	—	5,119
Consumer	8	343	—	351

Total covered loans	3,078	65,117	—	68,195
Covered foreclosed property	—	—	31,976	31,976
Estimated loss reimbursement from the FDIC	—	—	31,716	31,716

Total covered assets	$3,078	$65,117	$63,692	$131,887

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(4)	Mergers and Acquisitions, continued

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

Core deposit intangibles related to this acquisition are being amortized over a period of 10 years.

(5)	Cash Flows

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(6)	Investment Securities

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

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of December 31, 2010

U.S. Government agencies	$11,939	$79	$—	$12,018
State and political subdivisions	47,007	416	1,005	46,418
Mortgage-backed securities (1)	206,861	2,700	9	209,552

Total	$265,807	$3,195	$1,014	$267,988

(1)	All are residential type mortgage-backed securities

The cost basis, unrealized gains and losses, and fair value of securities available for sale at December 31, 2010 and 2009 are listed below (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
As of December 31, 2010

U.S. Government agencies	$99,969	$67	$1,556	$98,480
State and political subdivisions	27,600	878	36	28,442
Mortgage-backed securities (1)	963,475	29,204	1,671	991,008
Other	107,811	192	1,516	106,487

Total	$1,198,855	$30,341	$4,779	$1,224,417

As of December 31, 2009

U.S. Government agencies	$248,425	$214	$2,173	$246,466
State and political subdivisions	62,046	1,371	124	63,293
Mortgage-backed securities (1)	1,156,035	43,007	1,820	1,197,222
Other	22,701	382	17	23,066

Total	$1,489,207	$44,974	$4,134	$1,530,047

(1)	All are residential type mortgage-backed securities

The following summarizes securities held to maturity in an unrealized loss position as of December 31, 2010 (in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of December 31, 2010

State and political subdivisions	$28,949	$1,005	$—	$—	$28,949	$1,005
Mortgage-backed securities	1,951	9	—	—	1,951	9

Total unrealized loss position	$30,900	$1,014	$—	$—	$30,900	$1,014

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(6)	Investment Securities, continued

The following summarizes securities available for sale in an unrealized loss position as of December 31, 2010 and 2009 (in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of December 31, 2010

U.S. Government agencies	$68,412	$1,556	$—	$—	$68,412	$1,556
State and political subdivisions	1,082	30	12	6	1,094	36
Mortgage-backed securities	59,505	1,630	2,799	41	62,304	1,671
Other	69,985	1,516	—	—	69,985	1,516

Total unrealized loss position	$198,984	$4,732	$2,811	$47	$201,795	$4,779

As of December 31, 2009

U.S. Government agencies	$151,838	$2,173	$—	$—	$151,838	$2,173
State and political subdivisions	2,348	47	2,792	77	5,140	124
Mortgage-backed securities	84,024	838	22,358	982	106,382	1,820
Other	—	—	493	17	493	17

Total unrealized loss position	$238,210	$3,058	$25,643	$1,076	$263,853	$4,134

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

Realized gains and losses are derived using the specific identification method for determining the cost of the securities sold.

The following summarizes securities sales activities for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	2010	2009	2008
Proceeds from sales	$75,528	$328,968	$162,679

Gross gains on sales	$3,751	$5,291	$1,419
Gross losses on sales	(249)	(1,291)	(104)
Impairment losses	(950)	(1,244)	—

Net gains on sales of securities	$2,552	$2,756	$1,315

Income tax expense attributable to sales	$993	$1,072	$512

At year-end 2010 and 2009, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(6)	Investment Securities, continued

The amortized cost and fair value of available for sale and held to maturity securities at December 31, 2010, by contractual maturity, are presented in the following table (in thousands)

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Government agencies:
1 to 5 years	$10,000	$10,044	$—	$—
5 to 10 years	76,391	75,673	11,939	12,018
More than 10 years	13,578	12,763	—	—

	99,969	98,480	11,939	12,018

State and political subdivisions:
Within 1 year	2,645	2,658	—	—
1 to 5 years	14,819	15,279	1,002	992
5 to 10 years	8,788	9,175	21,500	21,666
More than 10 years	1,348	1,330	24,505	23,760

	27,600	28,442	47,007	46,418

Other:
Within 1 year	4,408	4,424	—	—
1 to 5 years	9,900	9,900	—	—
5 to 10 years	90,051	89,411	—	—
More than 10 years	3,452	2,752	—	—

	107,811	106,487	—	—

Total securities other than mortgage-backed securities:
Within 1 year	7,053	7,082	—	—
1 to 5 years	34,719	35,223	1,002	992
5 to 10 years	175,230	174,259	33,439	33,684
More than 10 years	18,378	16,845	24,505	23,760

Mortgage-backed securities	963,475	991,008	206,861	209,552

	$1,198,855	$1,224,417	$265,807	$267,988

Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

At both December 31, 2010 and 2009, securities with a carrying value of $1.43 billion and $1.49 billion, respectively, were pledged to secure public deposits and FHLB advances.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(7)	Loans and Allowance for Loan Losses

Major classifications of loans at December 31, 2010 and 2009 are summarized as follows (in thousands):

	2010	2009
Commercial (secured by real estate)	$1,761,424	$1,779,398
Commercial (commercial and industrial)	441,518	390,520
Commercial construction	296,582	362,566

Total commercial	2,499,524	2,532,484
Residential construction	695,166	1,050,065
Residential mortgage	1,278,780	1,427,198
Consumer installment	130,656	141,729

Total loans	4,604,126	5,151,476

Less allowance for loan losses	174,695	155,602

Loans, net	$4,429,431	$4,995,874

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

(7)	Loans and Allowance for Loan Losses, continued

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2010 (in thousands).

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Commercial (Secured by Real Estate)	Commercial (Commercial and Industrial)	Commercial Construction	Residential Construction	Residential Mortgage	Consumer Installment	Unallocated	Total
Allowance for loan losses:
Ending allowance attributable to loans:
Individually evaluated for impairment	$268	$—	$—	$644	$137	$—	$—	$1,049
Collectively evaluated for impairment	30,923	7,580	6,780	91,927	22,168	3,030	11,238	173,646

Total ending allowance balance	$31,191	$7,580	$6,780	$92,571	$22,305	$3,030	$11,238	$174,695

Loans:
Individually evaluated for impairment	$41,818	$5,874	$20,311	$39,505	$15,468	$—	$—	$122,976
Collectively evaluated for impairment	1,719,606	435,644	276,271	655,661	1,263,312	130,656	—	4,481,150

Total loans	$1,761,424	$441,518	$296,582	$695,166	$1,278,780	$130,656	$—	$4,604,126

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

Balances at December 31, 2009	$20,832
New loans and advances	6,948
Repayments	(13,405)
Renewals	—
Adjustment for changes in executive officers and directors	(2,199)

Balances at December 31, 2010	$12,176

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

	2010	2009	2008
Average of individually impaired loans during year	$170,039	$229,109	$97,072
Interest income recognized during impairment	—	—	—
Cash-basis interest income recognized	—	—	—

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(7)	Loans and Allowance for Loan Losses, continued

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2010 (in thousands).

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Commercial (secured by real estate)	$60,238	$39,588	$—
Commercial (commercial and industrial)	10,115	5,874	—
Commercial construction	33,898	20,311	—

Total commercial	104,251	65,773	—
Residential construction	59,502	34,597	—
Residential mortgage	21,528	14,968	—
Consumer installment	—	—	—

Total with no related allowance recorded	185,281	115,338	—

With an allowance recorded:
Commercial (secured by real estate)	2,230	2,230	268
Commercial (commercial and industrial)	—	—	—
Commercial construction	—	—	—

Total commercial	2,230	2,230	268
Residential construction	14,480	4,908	644
Residential mortgage	500	500	137
Consumer installment	—	—	—

Total with an allowance recorded	17,210	7,638	1,049

Total	$202,491	$122,976	$1,049

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

	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
Commercial (secured by real estate)	$44,927	$—
Commercial (commercial and industrial)	5,611	—
Commercial construction	21,374	—

Total commercial	71,912	—
Residential construction	54,505	—
Residential mortgage	51,083	—
Consumer installment	1,594	—

Total	$179,094	$—

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(7)	Loans and Allowance for Loan Losses, continued

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

(7)	Loans and Allowance for Loan Losses, continued

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

	Pass	Watch	Substandard	Doubtful / Loss	Not Rated	Total
Commercial (secured by real estate)	$1,475,992	$82,762	$201,688	$—	$982	$1,761,424
Commercial (commercial and industrial)	403,986	15,153	22,379	—	—	441,518
Commercial construction	174,049	10,413	112,120	—	—	296,582

Total commercial	2,054,027	108,328	336,187	—	982	2,499,524
Residential construction	398,926	82,973	213,267	—	—	695,166
Residential mortgage	1,101,645	38,378	136,915	—	1,842	1,278,780
Consumer installment	122,056	650	4,550	—	3,400	130,656

Total loans	$3,676,654	$230,329	$690,919	$—	$6,224	$4,604,126

(8)	Foreclosed Property

Major classifications of foreclosed properties at December 31, 2010 and 2009 are summarized as follows (in thousands):

	2010	2009
Commercial (secured by real estate)	$25,893	$16,853
Commercial construction	17,808	9,761

Total commercial	43,701	26,614
Residential construction	91,385	82,279
Residential mortgage	23,687	19,310

Total foreclosed property	158,773	128,203
Less valuation allowance	16,565	7,433

Foreclosed property, net	$142,208	$120,770

Balance as a percentage of original loan unpaid principal	64.4%	66.6%

Activity in the valuation allowance for foreclosed property is presented in the following table (in thousands).

	2010	2009	2008
Balance at beginning of year	$7,433	$6,480	$2,904
Additions charged to expense	25,755	9,004	4,379
Direct write downs	(16,623)	(8,051)	(803)

Balance at end of year	$16,565	$7,433	$6,480

Expenses related to foreclosed assets include (in thousands):

	2010	2009	2008
Net loss on sales	$23,571	$8,877	$8,038
Provision for unrealized losses	25,755	9,004	4,379
Operating expenses, net of rental income	16,381	14,484	6,693

Total foreclosed property expense	$65,707	$32,365	$19,110

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(9)	Premises and Equipment

Premises and equipment at December 31, 2010 and 2009 are summarized as follows, (in thousands):

	2010	2009
Land and land improvements	$80,294	$80,377
Buildings and improvements	112,318	110,062
Furniture and equipment	67,296	74,002
Construction in progress	1,486	540

	261,394	264,981
Less accumulated depreciation	83,155	82,943

Premises and equipment, net	$178,239	$182,038

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

2011	$2,847
2012	2,480
2013	2,410
2014	646
2015	481
Thereafter	2,184

Total	$11,048

(10)	Goodwill and Other Intangible Assets

A summary of changes in goodwill for the years ended December 31, 2010, 2009 and 2008 is presented below, (in thousands):

	2010	2009	2008
Beginning balance	$210,590	$305,590	$306,086
Impairment charges	(210,590)	(95,000)	—
Purchase adjustments	—	—	(496)

Ending balance	$—	$210,590	$305,590

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

(10)	Goodwill and Other Intangible Assets, continued

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

(10)	Goodwill and Other Intangible Assets, continued

Amortization expense on finite-lived intangible assets was $3.16 million in 2010, $3.10 million for 2009 and $3.01 million for 2008. Amortization expense for each of the years 2011 through 2015 is estimated below (in thousands):

2011	$3,018
2012	2,918
2013	2,030
2014	1,349
2015	956

(11)	Deposits

At December 31, 2010, the contractual maturities of time deposits are summarized as follows (in thousands):

Maturing In:

2011	$2,315,574
2012	597,759
2013	136,478
2014	28,757
2015	96,951
thereafter	312

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

(12)	Federal Home Loan Bank Advances

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(12)	Federal Home Loan Bank Advances, continued

At December 31, 2010, the maturities and current rates of outstanding advances were as follows (in thousands):

	Amount
Maturing In:	Maturing	Current Rate Range
2011	$—
2012	25,000	4.39% — 4.39%
2013	—
2014	30,000	2.85% — 4.49%
2015	—
thereafter	125

	$55,125

Timing of principal payments may differ from the maturity schedule shown above as some advances include call options that allow the FHLB to require repayment prior to the maturity date.

(13)	Short-term Borrowings

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(14)	Long-term Debt

Long-term debt at December 31, 2010 and 2009 consisted of the following (in thousands):

	2010	2009	Issue Date	Stated Maturity Date	Earliest Call Date	Interest Rate
2002 subordinated debentures	$30,500	$30,500	2002	2012	2012	6.750%
2003 subordinated debentures	35,000	35,000	2003	2015	2010	6.250
2008 subordinated debentures	30,000	30,000	2008	2015	2008	LIBOR + 4.00

Total subordinated debentures	95,500	95,500

United Community Capital Trust	21,650	21,650	1998	2028	2008	8.125
United Community Statutory Trust I	5,155	5,155	2000	2030	2010	10.600
United Community Capital Trust II	10,309	10,309	2000	2030	2010	11.295
Southern Bancorp Capital Trust I	4,382	4,382	2004	2034	2009	Prime + 1.00
United Community Statutory Trust II	11,932	11,859	2008	2038	2013	9.000
United Community Statutory Trust III	1,218	1,211	2008	2038	2013	Prime + 3.00

Total trust preferred securities	54,646	54,566

Total long-term debt	$150,146	$150,066

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

The trust preferred securities issued under United Community Statutory Trust II and United Community Statutory Trust III are callable at par any time after October 31, 2013. These trust preferred securities have attached warrants that allow the holder to redeem the trust preferred securities in exchange for common stock at the exercise price of $100 per share. The warrants can be exercised at any time prior to October 31, 2013, the fifth anniversary of their issuance, at which time the warrants expire.

(15)	Earnings Per Share

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(15)	Earnings Per Share, continued

The following table sets forth the computation of basic and diluted loss per common share for the years ended December 31, 2010, 2009 and 2008 (in thousands, except per share data):

	(As restated)
	2010	2009	2008

Net loss available to common stockholders	$(512,660)	$(238,569)	$(64,174)

Loss per common share:
Basic	$(27.09)	$(19.76)	$(6.77)
Diluted	(27.09)	(19.76)	(6.77)

Weighted average common shares:
Basic	18,925	12,075	9,474

Effect of dilutive securities:
Stock options	—	—	—
Warrants	—	—	—

Diluted	18,925	12,075	9,474

(16)	Income Taxes

Income tax benefit for the years ended December 31, 2010, 2009 and 2008 is as follows (in thousands):

	(As Restated)
	2010	2009	2008

Current	$1,963	$(40,667)	$(24,336)
Deferred	(88,124)	(53,864)	(13,576)
Change in valuation allowance	157,378	3,872	—

Total income tax benefit	$71,217	$(90,659)	$(37,912)

The differences between the provision for income taxes and the amount computed by applying the statutory federal income tax rate of 35% to loss before income taxes are as follows (in thousands):

	(As restated)
	2010	2009	2008

Pretax loss at statutory rates	$(151,302)	$(111,825)	$(35,634)
Add (deduct):
State taxes, net of federal benefit	(9,431)	(9,405)	(6,786)
Nondeductible goodwill impairment charges	71,561	32,282	—
Bank owned life insurance earnings	(606)	(3,308)	1,672
Adjustment to reserve for uncertain tax positions	2,903	(852)	3,875
Tax-exempt interest revenue	(993)	(1,120)	(1,195)
Nondeductible interest expense	62	96	149
Tax credits	(501)	(501)	(506)
Incentive stock option expense	—	52	192
Change in valuation allowance	157,378	3,872	—
Other	2,146	50	321

Total income tax benefit	$71,217	$(90,659)	$(37,912)

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(16)	Income Taxes, continued

The following summarizes the sources and expected tax consequences of future taxable deductions (revenue) which comprise the net deferred tax asset at December 31, 2010 and 2009, which is included in other assets (in thousands):

	(As restated)
	2010	2009
Deferred tax assets:
Allowances for loan losses	$68,070	$60,656
Net operating loss carryforwards	123,716	47,741
Deferred compensation	6,309	6,278
Reserve for losses on foreclosed properties	6,444	2,891
Nonqualified share based compensation	3,911	3,442
Accrued expenses	746	1,019
Investment in low income housing tax credit partnerships	1,302	1,083
Other	—	330

Total deferred tax assets	210,498	123,440

Deferred tax liabilities:
Unrealized gains on cash flow hedges	7,676	14,050
Unrealized gains on securities available for sale	11,417	15,272
Premises and equipment	4,636	5,369
Acquired intangible assets	1,824	4,930
Loan origination costs	3,455	3,112
Gain from acquisition of Southern Community Bank	6,933	6,286
Prepaid expenses	1,509	1,311
Other	1,570	—

Total deferred tax liabilities	39,020	50,330

Less valuation allowance	171,478	3,872

Net deferred tax asset	$—	$69,238

At December 31, 2010 and 2009, United had no net deferred tax assets and $69.2 million, respectively, including valuation allowances of $171 million and $3.87 million, respectively. Accounting Standards Codification Topic 740, Income Taxes, requires that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. United’s management considers both positive and negative evidence and analyzes changes in near-term market conditions as well as other factors which may impact future operating results. In making such judgments, significant weight is given to evidence that can be objectively verified. The deferred tax assets are analyzed quarterly for changes affecting realizabilty. Management determined that as of December 31, 2010, the objective negative evidence represented by United’s recent losses outweighed the more subjective positive evidence and, as a result, recognized a full valuation allowance on its net deferred tax asset.

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(16)	Income Taxes, continued

The amount of unrecognized tax benefits as of December 31, 2010, 2009 and 2008 are $11.1 million, $8.3 million, and $9.3 million, respectively.

A reconciliation of the beginning and ending unrecognized tax benefit is as follows (in thousands):

	2010	2009	2008

Balance at beginning of year	$8,252	$9,336	$4,729
Additions based on tax positions related to prior years	—	—	2,331
Decreases based on tax positions related to prior years	(119)	(216)	(154)
Additions based on tax positions related to the current year	3,982	1,965	2,430
Decreases resulting from a lapse in the applicable statute of limitations	(982)	—	—
Decreases based on settlements with taxing authorities	—	(2,833)	—

Balance at end of year	$11,133	$8,252	$9,336

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

(17)	Employee Benefit Plans

United offers a defined contribution 401(k) and Profit Sharing Plan (“Plan”) that covers substantially all employees meeting certain minimum service requirements. The Plan allows employees to make pre-tax contributions to the Plan and United matches these employee contributions dollar-for-dollar up to 5% of eligible compensation, subject to Plan and regulatory limits. United also makes discretionary profit sharing contributions of up to 3.5% of eligible compensation based on earnings performance. Employees begin to receive matching contributions after completing one year of service and benefits vest after three years of service. United’s Plan is administered in accordance with applicable laws and regulations. Compensation expense from continuing operations related to the Plan totaled $2.97 million, $3.14 million and $3.29 million in 2010, 2009 and 2008, respectively. The Plan allows employees to choose to invest among a number of investment options, including United’s common stock. During 2010, 2009 and 2008, the Plan purchased 89,833, 51,145 and 26,958 shares, respectively, directly from United at the average of the high and low stock price on the date of purchase.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(17)	Employee Benefit Plans, continued

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

(18)	Derivatives and Hedging Activities

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

Derivatives Designated as Hedging Instruments under ASC 815, (Hedge Accounting)

	September 30,	September 30,	September 30,
		Fair Value
Interest Rate Products	Balance Sheet Location	December 31, 2010	December 31, 2009

Asset derivatives	Other assets	$—	$10,692

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

(18)	Derivatives and Hedging Activities, continued

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

Derivatives in Fair Value Hedging Relationships (in thousands).

Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income on Derivative			Amount of Gain (Loss) Recognized in Income on Hedged Item
on Derivative	2010	2009	2008	2010	2009	2008

Other fee revenue	$(3,760)	$(259)	$—	$3,975	$431	$—
Other expense	—	(3,177)	6,313	—	2,612	(6,173)

	$(3,760)	$(3,436)	$6,313	$3,975	$3,043	$(6,173)

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(18)	Derivatives and Hedging Activities, continued

Derivatives in Cash Flow Hedging Relationships (in thousands).

	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)			Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)
	2010	2009	2008	Location	2010	2009	2008

Interest rate products	$2,314	$(1,453)	$83,057	Interest revenue	$17,326	$36,793	$27,347
				Other expense	1,370	(3)	—

Total	$2,314	$(1,453)	$83,057		$18,696	$36,790	$27,347

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

(19)	Regulatory Matters

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(19)	Regulatory Matters, continued

Minimum amounts required for capital adequacy purposes and to be well-capitalized under prompt corrective action provisions are presented below for United and the Bank (dollars in thousands).

	Regulatory Guidelines		United Community Banks, Inc. (consolidated)		United Community Bank
	Minimum	Well Capitalized	(As restated) 2010	2009	(As restated) 2010	2009

Risk-based ratios:
Tier 1 capital	4.0%	6.0%	9.81%	12.41%	10.85%	13.19%
Total capital	8.0	10.0	12.25	15.09	12.61	15.01
Leverage ratio	3.0		6.76	8.50	7.45	8.81

Tier 1 capital			$489,279	$679,552	$540,183	$720,075
Total capital			611,098	826,251	627,829	819,415

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

On December 5, 2008, United entered into a Letter Agreement and Securities Purchase Agreement (the “Purchase Agreement”) with the U.S. Treasury Department (“Treasury”) under the Troubled Asset Relief Program (“TARP”) Capital Purchase Program discussed below, pursuant to which United sold (i) 180,000 shares of United’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”) and (ii) a warrant (the “Warrant”) to purchase 426,540 shares (219,909 shares, as adjusted for subsequent stock dividends and a 50% reduction following United’s recent stock offering) of United’s common stock for an aggregate purchase price of $180 million in cash. Pursuant to the terms of the Purchase Agreement, the ability of United to declare or pay dividends or distributions its common stock is subject to restrictions, including a restriction against increasing dividends from the last quarterly cash dividend per share ($.45) declared on the common stock prior to December 5, 2008, as adjusted for subsequent stock dividends and other similar actions. In addition, as long as Series B Preferred Stock is outstanding, dividend payments are prohibited until all accrued and unpaid dividends are paid on such preferred stock, subject to certain limited exceptions. This restriction will terminate on December 5, 2011, or earlier, if the Series B Preferred Stock has been redeemed in whole or Treasury has transferred all of the Series B Preferred Stock to third parties.

The Federal Reserve Act requires that extensions of credit by the Bank to certain affiliates, including United, be secured by specific collateral, that the extension of credit to any one affiliate be limited to 10% of capital and surplus (as defined), and that extensions of credit to all such affiliates be limited to 20% of capital and surplus.

(20)	Commitments and Contingencies

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(20)	Commitments and Contingencies, continued

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

(21)	Preferred Stock

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

Series B

On December 5, 2008, United sold 180,000 shares of Series B Preferred Stock with the Warrant to purchase 426,540 shares (439,817 shares adjusted for stock dividends declared subsequent to issuance) of common stock, to Treasury under Treasury’s Capital Purchase Program. The proceeds from the sale of $180 million were allocated between the Series B Preferred Stock and the Warrant based on their relative fair values at the time of the sale. Of the $180 million in proceeds, $173 million was allocated to the Series B Preferred Stock and $6.90 million was allocated to the Warrant. The accretion of the discount recorded on the Series B Preferred Stock that resulted from allocating a portion of the proceeds to the Warrant is accreted directly to retained earnings over a five-year period applying a level yield, and is reported on the consolidated statement of operations in the determination of the amount of net (loss) income available to common shareholders. The exercise price of the Warrant is $63.30 ($61.40 as adjusted for stock dividends declared subsequent to issuance) and it is exercisable at any time on or before December 5, 2018. According to the terms of the agreement with Treasury, the number of shares issuable under the Warrant was reduced by 50% due to the sale of $211 million in qualifying common equity in the third quarter of 2009. As a result, the number of shares issuable under the warrant was reduced to 219,909.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(21)	Preferred Stock, continued

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

(22)	Shareholders’ Equity

In 2007, the shareholders approved the Amended and Restated 2000 Key Employee Stock Option Plan (“2000 Plan”). Under the terms of the 2000 Plan, awards of 500,000 options, restricted stock awards, stock awards, performance share awards or stock appreciation rights could be granted for shares of United’s common stock. Options granted under the 2000 Plan can have an exercise price no less than the fair market value at the date of grant. The general terms of the 2000 Plan include a vesting period (usually four years) with an exercisable period not to exceed ten years. Certain option and restricted stock grants provide for accelerated vesting if there is a change in control of United or certain other conditions are met (as defined in the plan document). As of December 31, 2010, approximately 245,400 awards could be granted under the 2000 Plan.

Certain acquired companies had stock option plans for their key employees with provisions similar to United’s plan. Options under acquired plans were converted at the exchange ratio effective for common shares. No options are available for grant under any of the acquired plans.

Restricted stock and options outstanding and activity for the years ended December 31, 2010, 2009 and 2008 consisted of the following:

	Restricted Stock		Options
		Weighted		Weighted	Weighted
		Average		Average	Average	Aggregate
		Grant Date		Exercise	Remaining	Intrinsic
	Shares	Fair Value	Shares	Price	Term (Yrs.)	Value (000’s)
December 31, 2007	16,881	146.30	582,509	107.85
Stock dividend	271	—	10,316	—
Granted	6,219	70.95	119,550	68.80
Exercised	(4,873)	134.95	(17,588)	67.05
Cancelled	(600)	150.50	(24,649)	118.25

December 31, 2008	17,898	120.85	670,138	99.95
Stock dividend	635	—	15,897	—
Granted	21,200	35.35	70,890	31.75
Exercised	(6,146)	121.60	(87)	29.80
Cancelled	(78)	151.90	(24,150)	90.65

December 31, 2009	33,509	64.30	732,688	91.50
Granted	86	25.10	2,500	24.55
Exercised	(10,381)	74.26	—	—
Cancelled	—	—	(56,875)	70.40

December 31, 2010	23,214	59.67	678,313	92.99	4.61	$—

Exercisable at December 31, 2010			548,053	98.35	3.91	—

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(22)	Shareholders’ Equity, continued

The following is a summary of stock options outstanding at December 31, 2010:

	September 30,	September 30,	September 30,	September 30,	September 30,
Options Outstanding				Options Exercisable
		Weighted	Average		Weighted
Shares	Range	Average Price	Remaining Life	Shares	Average Price
71,261	$15.00 - 37.50	$31.53	7.67	22,601	$32.19
105,233	37.51 - 62.50	59.25	0.93	104,558	59.29
109,447	62.51 - 75.00	66.54	7.02	57,393	66.59
76,245	75.01 - 87.50	79.04	2.41	74,948	79.07
78,519	87.51 - 112.50	107.58	3.90	78,441	107.58
46,894	112.51 - 125.00	115.59	3.38	46,660	115.57
82,780	125.01 - 142.50	138.42	4.97	82,780	138.42
101,701	142.51 - 150.00	147.61	6.07	75,476	147.59
6,233	150.01 - 167.50	152.52	6.17	5,196	152.79

		—			—
678,313	15.00 - 167.50	92.99	4.61	548,053	98.35

The weighted average fair value of options granted in 2010, 2009 and 2008 was $13.20, $14.25 and $14.40, respectively. The fair value of each option granted was estimated on the date of grant using the Black-Scholes model. The key assumptions used to determine the fair value of options are presented in the table below:

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

United sponsors a Dividend Reinvestment and Stock Purchase Plan (“DRIP”) that allows participants who already own United’s common stock to purchase additional shares directly from the company. The DRIP also allows participants to automatically reinvest their quarterly dividends in additional shares of common stock without a commission. During 2010, 2009 and 2008, 7,061 shares, 9,781 shares and 20,151 shares, respectively, were issued in connection with the DRIP.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(22)	Shareholders’ Equity, continued

United offers its common stock as an investment option in its deferred compensation plan. The common stock component is accounted for as an equity instrument and is reflected in the consolidated balance sheet as common stock issuable. The deferred compensation plan does not allow for diversification once an election is made to invest in United stock and settlement must be accomplished in shares at the time the deferral period is completed. At December 31, 2010 and 2009, United had 67,287 shares and 44,381 shares, respectively, of its common stock that was issuable under the deferred compensation plan.

The table below shows the components of accumulated other comprehensive income at December 31, 2010 and 2009 (in thousands):

	(As restated)
	2010	2009
Unrealized gains on securities available for sale, net of tax	$15,168	$25,567
Unrealized gains on derivative financial instruments qualifying as cash flow hedges, net of tax	5,683	22,068

Accumulated other comprehensive income	$20,851	$47,635

(23)	Fair Value

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(23)	Fair Value, continued

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

Loans

United does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan's observable market price, or the fair value of the collateral if repayment of the loan is dependent upon the sale of the underlying collateral. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2010, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with ASC 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, United records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, United records the impaired loan as nonrecurring Level 3.

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(23)	Fair Value, continued

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

December 31, 2010	Level 1	Level 2	Level 3	Total
Assets:
Securities available for sale
U.S. Government agencies	$—	$98,480	$—	$98,480
State and political subdivisions	—	28,442	—	28,442
Mortgage-backed securities	—	986,074	4,934	991,008
Other	—	106,137	350	106,487
Deferred compensation plan assets	3,252	—	—	3,252

Total assets	$3,252	$1,219,133	$5,284	$1,227,669

Liabilities:
Deferred compensation plan liability	$3,252	$—	$—	$3,252

Total liabilities	$3,252	$—	$—	$3,252

December 31, 2009	Level 1	Level 2	Level 3	Total
Assets:
Securities available for sale
U.S. Government agencies	$—	$226,466	$20,000	$246,466
State and political subdivisions	—	63,293	—	63,293
Mortgage-backed securities	—	1,180,330	16,892	1,197,222
Other	—	21,066	2,000	23,066
Deferred compensation plan assets	4,818	—	—	4,818
Derivative financial instruments	—	10,692	—	10,692

Total assets	$4,818	$1,501,847	$38,892	$1,545,557

Liabilities:
Deferred compensation plan liability	$4,818	$—	$—	$4,818

Total liabilities	$4,818	$—	$—	$4,818

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(23)	Fair Value, continued

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

December 31, 2010	Level 1	Level 2	Level 3	Total
Assets:
Loans	$—	$—	$106,904	$106,904
Foreclosed properties	—	—	85,072	85,072

Total assets	$—	$—	$191,976	$191,976

December 31, 2009	Level 1	Level 2	Level 3	Total
Assets:
Loans	$—	$—	$153,038	$153,038
Foreclosed properties	—	—	81,213	81,213

Total assets	$—	$—	$234,251	$234,251

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(23)	Fair Value, continued

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

The carrying amount and fair values for other financial instruments included in United’s balance sheet at December 31, 2010 and 2009 are as follows (in thousands):

	2010		2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Assets:
Securities held to maturity	$265,807	$267,988	$—	$—
Loans, net	4,429,431	4,196,142	4,995,874	4,529,755
Liabilities:
Deposits	6,469,172	6,481,867	6,627,834	6,660,196
Federal Home Loan Bank advances	55,125	59,498	114,501	119,945
Long-term debt	150,146	93,536	150,066	111,561

(24)	Transaction with Fletcher International

On April 1, 2010, United entered into a securities purchase agreement with Fletcher International, Ltd. and the Bank entered into an asset purchase and sale agreement with Fletcher International, Inc. and certain affiliates thereof. Under the terms of the agreements, the Bank sold $103 million in nonperforming commercial and residential mortgage loans and foreclosed properties to Fletcher’s affiliates with a nominal aggregate sales price equal to the Bank’s recorded book value. The nonperforming assets sale transaction closed on April 30, 2010. The consideration for the sale consisted of $20.6 million in cash and a loan for $82.4 million. As part of the agreement, Fletcher received a warrant to 1,411,765 shares of United’s common stock at a price of $21.25 per share. In accordance with the terms of the securities purchase agreement, Fletcher has the right during the next two years to purchase up to $65 million in United’s Series C Convertible Preferred Stock. The Series C Convertible Preferred Stock pays a dividend equal to the lesser of 8% or LIBOR plus 4%. The Series C Convertible Preferred Stock is convertible by Fletcher into common stock at $26.25 per share (2,476,190 shares). If Fletcher has not purchased all of the Series C Convertible Preferred Stock by May 26, 2011, it must pay United 5% of the commitment amount not purchased by such date, and it must pay United an additional 5% of the commitment amount not purchased by May 26, 2012. In addition, Fletcher will receive an additional warrant to purchase $35 million in common stock at $30.10 per share (1,162,791 shares) when it purchases the last $35 million of Series C Convertible Preferred Stock. All of the warrants settle on a cashless exercise basis and the net shares to be delivered upon cashless exercise will be less than what would have been issuable if the warrant had been exercised for cash.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(24)	Transaction with Fletcher International, continued

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

The $17.6 million value of the warrant to purchase $30 million in common stock was determined as of April 1, 2010, the date the terms were agreed to. The following modeling assumptions were used: dividend yield—0%; risk-free interest rate—3.89%; current stock price—$23.85; term—9 years; and volatility—33%. Although most of the modeling assumptions were based on observable data, because of the subjectivity involved in estimating expected volatility, the valuation is considered Level 3.

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

The $103 million of nonperforming assets sold were transferred at United's recorded book value which had previously been written down to appraised value. Because the appraisals were based on sales of similar assets (observable data), the valuation is considered to be Level 2.

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

(25)	Subsequent Events

As of February 22, 2011, United adopted a Tax Benefits Preservation Plan (the “Plan”) designed to protect its ability to utilize its substantial tax assets. Those tax assets include net operating losses that it could utilize in certain circumstances to offset taxable income and reduce its federal income tax liability and the future tax benefits from potential net unrealized built in losses.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(25)	Subsequent Events, continued

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

In connection with the Plan, on February 22, 2011, United entered into a share exchange agreement (the “Share Exchange Agreement”) with Elm Ridge Offshore Master Fund, Ltd. (the “Master Fund”) and Elm Ridge Value Partners, L.P. (“Value Partners” and, together with the Master Fund, collectively, the “Elm Ridge Parties”). Under the Share Exchange Agreement, the Elm Ridge Parties agreed to transfer to the Company 1,551,126 shares of United’s common stock, in exchange for (i) 16,613 shares of the Company’s Cumulative Perpetual Preferred Stock, Series D, par value $1.00 per share and liquidation value $1,000 per share (the “Series D Preferred Shares”) and (ii) warrants to purchase 1,551,126 shares of common stock. The warrants are exercisable at a price of $12.50 per share and may not be exercised until October 1, 2012 and expire on August 22, 2013. The closing of the Share Exchange occurred on February 22, 2011. Prior to entering into the Share Exchange Agreement, collectively, the Elm Ridge Parties were United’s largest shareholder. By exchanging the Elm Ridge Parties’ common stock for the Series D Preferred Shares and warrants, United eliminated its only “5-percent shareholder” and, as a result, obtained further protection against an ownership change under Section 382.

On March 16, 2011, United announced its plans to sell $380 million of common stock in a private placement to eight institutional investors (the “Private Placement”). United has entered into definitive agreements with the investors and anticipates closing the Private Placement by March 31, 2011, subject to customary regulatory approvals and satisfaction of remaining conditions to closing. Pursuant to the Private Placement, the investors have agreed to purchase 3,467,699 shares of common stock and $347 million of mandatorily convertible preferred stock. If shareholders approval is received, such preferred stock will be converted into common stock and non-voting common stock. Following such shareholder approval, the purchasers in the Private Placement will own an aggregate of 24,085,801 shares of common stock and 15,914,199 shares of non-voting common stock.

Assuming the Private Placement is completed, United will be subject to certain ongoing obligations under the investment agreements with the investors. The lead investor in the Private Placement, an affiliate of Corsair IV Financial Services Capital Partners, L.P. (“Corsair”) will be entitled to, among other things, the right to nominate one member to United’s board of directors and certain preemptive rights in connection with certain equity issuances by United. The investors will also have the benefit of certain registration rights under their respective agreements with us, and United has agreed to provide the investors certain indemnities under the agreements.

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(26)	Condensed Financial Statements of United Community Banks, Inc. (Parent Only)

Condensed Financial Statements of United Community Banks, Inc. (Parent Only)

Statement of Operations

For the Years Ended December 31, 2010, 2009 and 2008

(in thousands)

	(As restated) 2010	2009	2008

Dividends from subsidiaries	$—	$—	$70,000
Other	6,767	7,760	9,824

Total income	6,767	7,760	79,824

Interest expense	9,249	9,229	8,595
Other expense	7,683	9,109	7,920

Total expenses	16,932	18,338	16,515
Income tax (expense) benefit	(9,961)	3,950	2,384

(Loss) income before equity in undistributed loss of subsidiaries	(20,126)	(6,628)	65,693
Equity in undistributed loss of subsidiaries	(482,218)	(221,699)	(129,143)

Net loss	$(502,344)	$(228,327)	$(63,450)

Balance Sheet

As of December 31, 2010 and 2009

(in thousands)

	(As restated) 2010	2009
Assets
Cash	$9,331	$23,828
Investment in subsidiaries	578,706	1,047,896
Other assets	25,316	73,934

Total assets	$613,353	$1,145,658

Liabilities and Shareholders’ Equity

Subordinated debentures	$120,146	$120,066
Other liabilities	24,629	63,271

Total liabilities	144,775	183,337
Shareholders’ equity	468,578	962,321

Total liabilities and shareholders’ equity	$613,353	$1,145,658

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(26)	Condensed Financial Statements of United Community Banks, Inc. (Parent Only), continued

Condensed Financial Statements of United Community Banks, Inc. (Parent Only), continued

Statement of Cash Flows

For the Years Ended December 31, 2010, 2009 and 2008

(in thousands)

	(As restated)
	2010	2009	2008

Operating activities:
Net loss	$(502,344)	$(228,327)	$(63,450)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Equity in undistributed loss of the subsidiaries	482,218	221,699	129,143
Depreciation, amortization and accretion	241	333	596
Impairment loss on securities	—	555	—
Employee stock compensation	2,459	3,704	3,859
Change in assets and liabilities:
Other assets	47,080	(5,395)	(40,813)
Other liabilities	(36,782)	2,170	43,341

Net cash (used in) provided by operating activities	(7,128)	(5,261)	72,676

Investing activities:
Disposal of premises and equipment	—	—	34
Investment in subsidiaries	—	(210,900)	(253,000)
Repayment of subordinated notes by subsidiary	—	—	73,000
Purchases of securities available for sale	(187)	(438)	(250)

Net cash used in investing activities	(187)	(211,338)	(180,216)

Financing activities:
Net change in short-term borrowings	—	—	(42,000)
Proceeds from issuance of trust preferred securities	—	—	12,967
Repayment of subordinated notes	—	(1,000)	—
Proceeds from exercise of stock options	—	2	1,020
Proceeds from issuance of common stock for dividend reinvestment and employee benefit plans	1,831	2,154	3,389
Proceeds from issuance of common stock	—	211,089	—
Proceeds from issuance of Series B preferred stock	—	—	180,000
Retirement of Series A preferred stock	—	(41)	—
Cash dividends on common stock	—	—	(12,713)
Cash dividends on Series A preferred stock	(13)	(14)	(16)
Cash dividends on Series B preferred stock	(9,000)	(8,500)	—

Net cash (used in) provided by financing activities	(7,182)	203,690	142,647

Net change in cash	(14,497)	(12,909)	35,107
Cash at beginning of year	23,828	36,737	1,630

Cash at end of year	$9,331	$23,828	$36,737

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

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

Because of management’s subsequent decision to establish a full deferred tax asset valuation allowance as of December 31, 2010, and the resulting restatement of United’s consolidated financial statements described in more detail elsewhere in this Amendment, management has re-evaluated the effectiveness of United’s disclosure controls and procedures as of December 31, 2010. As a result of such re-evaluation, management, including the Chief Executive Officer and Chief Financial Officer, has determined that the restatement indicates a material weakness in United’s internal control over financial reporting, as described in “Management’s Report on Internal Control Over Financial Reporting” included in Item 8 of this Amendment, and that United’s disclosure controls and procedures were not effective as of December 31, 2010.

Changes in Internal Control Over Financial Reporting

No changes were made to United’s internal control over financial reporting during the fourth quarter of 2010 that materially affected, or are reasonably likely to materially affect, United’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

United’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Management’s assessment of the effectiveness of United’s internal control over financial reporting as of December 31, 2010 is included in Item 8 of this Amendment under the heading “Management’s Report on Internal Control Over Financial Reporting.”

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

The following consolidated financial statements are located in Item 8 of this Report:

Report of Independent Registered Public Accounting Firm

Consolidated Statement of Operations—Years ended December 31, 2010, 2009, and 2008

Consolidated Balance Sheet—December 31, 2010 and 2009

Consolidated Statement of Changes in Shareholders’ Equity—Years ended December 31, 2010, 2009, and 2008

Consolidated Statement of Cash Flows—Years ended December 31, 2010, 2009, and 2008

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules.

Schedules to the consolidated financial statements are omitted, as the required information is not applicable.

3.	Exhibits.

The following exhibits are required to be filed with this Report on Form 10-K by Item 601 of Regulation S-K:

Exhibit No.	Exhibit

3.1	Restated Articles of Incorporation of United Community Banks, Inc., (incorporated herein by reference to Exhibit 3.1 to United Community Banks, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, File No. 0-21656, filed with the Commission on August 14, 2001).

3.2	Amendment to the Restated Articles of Incorporation of United Community Banks, Inc. (incorporated herein by reference to Exhibit 3.3 to United Community Banks, Inc.’s Registration Statement on Form S-4, File No. 333-118893, filed with the Commission on September 9, 2004).

3.3	Amended and Restated Bylaws of United Community Banks, Inc., dated September 12, 1997 (incorporated herein by reference to Exhibit 3.1 to United Community Banks, Inc.’s Annual Report on Form 10-K, for the year ended December 31, 1997, File No. 0-21656, filed with the Commission on March 27, 1998).

3.4	Amendment to the Amended and Restated Articles of Incorporation of United Community Banks, Inc. (incorporated herein by reference to Exhibit 3.1 to United Community Banks, Inc.’s current report on Form 8-K, filed with the Commission on December 5, 2008).

3.5	Certificate of Designation of the Common Stock Equivalent Junior Preferred Stock, dated March 31, 2010 (incorporated by reference to Exhibit 4.1 to United Community Banks, Inc.’s Current Report on Form 8-K, filed with the Commission on April 1, 2010.)

3.6	Certificate of Rights and Preferences of the Series C Convertible Preferred Stock, dated April 1, 2010 (incorporated herein by reference to Exhibit 3.4 to United Community Banks, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, File No. 0-21656 filed with the Commission on August 4, 2010).

Exhibit No.	Exhibit

3.7	Amendment to the Restated Articles of Incorporation, dated May 27, 2010 (incorporated herein by reference to Exhibit 3.5 to United Community Banks, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, File No. 0-21656 filed with the Commission on August 4, 2010).

3.8	Amendment to Amended and Restated Bylaws of United Community Banks, Inc., dated August 11, 2010 (incorporated herein by reference to Exhibit 3.2 to United Community Banks, Inc.’s current report on Form 8-K, filed with the Commission on August 12, 2010).

4.1	See Exhibits 3.1, 3.2 and 3.3 for provisions of the Restated Articles of Incorporation, as amended, and Amended and Restated Bylaws, which define the rights of the shareholders.

4.2	Form of Warrant to be granted by United Community Banks, Inc. to Fletcher International, Ltd. (incorporated by reference to Exhibit 1.3 to United Community Banks, Inc.’s Current Report on Form 8-K, filed with the Commission on April 1, 2010.)

4.3	Amendment to Warrants to Purchase Shares of Common Stock of United Community Banks, Inc., dated June 11, 2010, between United Community Banks, Inc. and Fletcher International, Ltd. (incorporated by reference to Exhibit 1.2 to United Community Banks, Inc.’s Current Report on Form 8-K, filed with the Commission on June 14, 2010.)

4.4	Amendment to Amended and Restated Articles of Incorporation, dated February 22, 2011 (incorporated herein by reference to Exhibit 3.1 to United Community Banks, Inc.’s current report on Form 8-K, filed with the Commission on February 24, 2011).

4.5	Amendment to Amended and Restated Articles of Incorporation, dated February 22, 2011 (incorporated herein by reference to Exhibit 3.2 to United Community Banks, Inc.’s current report on Form 8-K, filed with the Commission on February 24, 2011).

4.6	Tax Benefits Preservation Plan, dated as of February 22, 2011, by and between United Community Banks, Inc. and Illinois Stock Transfer Company (incorporated by reference to Exhibit 4.1 to United Community Banks, Inc.’s Current Report on Form 8-K, filed with the Commission on February 24, 2011.)

4.7	Form of Warrant granted by United Community Banks, Inc. to Elm Ridge Offshore Master Fund, Ltd. and Elm Ridge Value Partners, L.P. (incorporated by reference to Exhibit 4.3 to United Community Banks, Inc.’s Current Report on Form 8-K, filed with the Commission on February 24, 2011.)

10.1	United Community Banks, Inc.’s Profit Sharing Plan, dated as of March 9, 2001 (incorporated herein by reference to Exhibit 4.3 to United Community Banks, Inc.’s Registration Statement on Form S-8, File No. 333-86876, filed with the Commission on April 24, 2002).*

10.2	Amendment No. 1 to United Community Banks, Inc.’s Profit Sharing Plan, dated as of March 15, 2002 (incorporated herein by reference to Exhibit 4.4 to United Community Banks, Inc.’s Registration Statement on Form S-8, File No. 333-86876, filed with the Commission on April 24, 2002).*

Exhibit No.	Exhibit

10.3	United Community Banks, Inc.’s 2000 Key Employee Stock Option Plan (incorporated herein by reference to Exhibit 4.3 to United Community Banks, Inc.’s Registration Statement on Form S-8, File No. 333-99849, filed with the Commission on September 19, 2002).*

10.4	Amendment to United Community Banks, Inc.’s 2000 Key Employee Stock Option Plan, dated March 5, 2004 (incorporated herein by reference to United Community Banks, Inc.’s Registration Statement on Form S-4, filed on September 9, 2004).*

10.5	Split-Dollar Agreement between United and Jimmy C. Tallent dated June 1, 1994 (incorporated herein by reference to Exhibit 10.11 to United Community Banks, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1994, File No. 0-21656).*

10.6	Form of Amended and Restated Change of Control Severance Agreement by and between United Community Banks, Inc. and Jimmy C. Tallent, Guy W. Freeman, Rex S. Schuette and David Shearrow (incorporated herein by reference to Exhibit 10.8 to United Community Banks, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 0-21656, filed with the Commission on February 27, 2009).*

10.7	Employment Agreement by and between United Community Banks, Inc. and Glenn S. White (incorporated herein by reference to Exhibit 10.9 to United Community Banks, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 0-21656, filed with the Commission on February 27, 2009).*

10.8	United Community Banks, Inc.’s Amended and Restated Modified Retirement Plan, effective as of January 1, 2005 (incorporated herein by reference to Exhibit 10.10 to United Community Banks, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 0-21656, filed with the Commission on February 27, 2009).*

10.9	United Community Banks, Inc.’s Amended and Restated Deferred Compensation Plan, effective as of January 1, 2005 (incorporated herein by reference to Exhibit 10.11 to United Community Banks, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 0-21656, filed with the Commission on February 27, 2009).*

10.10	United Community Banks, Inc. Dividend Reinvestment and Share Purchase Plan (incorporated) herein by reference to Exhibit 4 to United Community Banks, Inc.’s Registration Statement on Form S-3D, File No. 333-127477, filed with the Commission on August 12, 2005).

10.11	United Community Banks, Inc. Employee Stock Purchase Plan, effective as of December 20, 2005 (incorporated herein by reference to Exhibit 4 to United Community Banks, Inc.’s Registration Statement on Form S-8, File No. 333-130489, filed with the commission on December 20, 2005).

10.12	Amendment Number 2 to United Community Banks, Inc. 2000 Key Employee Stock Option Plan, dated April 26, 2006 (incorporated herein by reference to Exhibit 10.1 to United Community Banks, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, File No. 0-21656, filed with the Commission on August 8, 2006).*

Exhibit No.	Exhibit

10.13	United Community Banks, Inc.’s Amended and Restated 2000 Key Employee Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to United Community Banks, Inc.’s Current Report on Form 8-K, filed with the Commission on May 1, 2007).*

10.14	Form of Senior Executive Officer Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.3 to United Community Banks, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, File No. 0-21656, filed with the Commission on August 7, 2009).*

10.15	Form of Senior Executive Officer Nonqualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.1 to United Community Banks, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, File No. 0-21656, filed with the Commission on August 7, 2009).*

10.16	Form of Senior Executive Officer Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.2 to United Community Banks, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, File No. 0-21656, filed with the Commission on August 7, 2009).*

10.17	United Community Banks, Inc.’s Management Incentive Plan (incorporated herein by reference to Exhibit 10.5 to United Community Banks, Inc.’s Current Report on Form 8-K, filed with the Commission on May 1, 2007).*

10.18	Amendment No. 1 to United Community Banks, Inc.’s Amended and Restated 2000 Key Employee Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to United Community Banks, Inc.’s Current Report on Form 8-K, filed with the Commission on April 13, 2007).*

10.19	Subordinated Term Loan Agreement, dated as of August 29, 2008, among United Community Bank, as borrower, the lenders from time to time party thereto, and SunTrust Bank as administrative agent (incorporated herein by reference to Exhibit 10.1 to United Community Banks, Inc.’s current report on Form 8-K, filed with the Commission on August 28, 2008).

10.20	Letter Agreement, dated December 5, 2008, between United Community Banks, Inc. and the United States Treasury, with respect to the issuance and sale of Series B Preferred Stock and the Warrant (incorporated herein by reference to Exhibit 10.1 to United Community Banks, Inc.’s current Report on Form 8-K, filed with the Commission on December 5, 2008).

10.21	Form of Senior Executive Officer Waiver, dated December 5, 2008, by Jimmy C. Tallent, Guy W. Freeman, Rex S. Schuette, David Shearrow and Glenn S. White (incorporated herein by reference to Exhibit 10.23 to United Community Banks, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 0-21656, filed with the Commission on February 27, 2009).*

10.22	Asset Purchase Agreement, dated April 1, 2010 by and among United Community Bank and Fletcher International, Inc. and certain affiliates thereof who may become parties thereto as purchasers (incorporated by reference to Exhibit 1.1 to United Community Banks, Inc.’s Current Report on Form 8-K, filed with the Commission on April 1, 2010.)

10.23	Securities Purchase Agreement, dated April 1, 2010 between United Community Banks, Inc. and Fletcher International, Ltd. (incorporated by reference to Exhibit 1.2 to United Community Banks, Inc.’s Current Report on Form 8-K, filed with the Commission on April 1, 2010.)

Exhibit No.	Exhibit

10.24	Amendment to Securities Purchase Agreement, dated June 11, 2010 between United Community Banks, Inc. and Fletcher International, Ltd. (incorporated by reference to Exhibit 1.1 to United Community Banks, Inc.’s Current Report on Form 8-K, filed with the Commission on June 14, 2010.)

10.25	Share Exchange Agreement dated as of February 22, 2011, by and among United Community Banks, Inc. and Elm Ridge Offshore Master Fund, Ltd and Elm Ridge Value Partners L.P. (incorporated herein by reference to Exhibit 10.25 to United Community Banks, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010, File No. 1-35095, filed with the Commission on March 16, 2011.)

14	Code of Ethical Conduct (incorporated herein by reference to Exhibit 14 to United Community Banks, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 0-21656, filed with the Commission on March 8, 2004.).

21	Subsidiaries of United (incorporated herein by reference to Exhibit 21 to United Community Banks, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010, File No. 1-35095, filed with the Commission on March 16, 2011.)

23	Consent of Independent Registered Public Accounting Firm

24	Power of Attorney of certain officers and directors of United (incorporated herein by reference to Exhibit 24 to United Community Banks, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010, File No. 1-35095, filed with the Commission on March 16, 2011.)

31.1	Certification by Jimmy C. Tallent, President and Chief Executive Officer of United Community Banks, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Rex S. Schuette, Executive Vice President and Chief Financial Officer of United Community Banks, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99	TARP Compliance Certification pursuant to 31 C.F.R. Section 30.15. (incorporated herein by reference to Exhibit 99 to United Community Banks, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010, File No. 1-35095, filed with the Commission on March 16, 2011.)

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K pursuant to Item 15(c) of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(a) of the Securities Exchange Act of 1934, United has duly caused this Amendment No. 1 to the Report on Form 10-K, to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Blairsville, State of Georgia, on the 9th day of February, 2012.

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
Alan H. Kumler Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to the Report has been signed below by the following persons on behalf of United in the capacities set forth and on the 9th day of February, 2012.

	/s/ Jimmy C. Tallent	*
	Jimmy C. Tallent	Robert Blalock
	President, Chief Executive Officer and Director (Principal Executive Officer)	Director

	/s/ Rex S. Schuette	*
	Rex S. Schuette	Cathy Cox
	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	Director

	/s/ Alan H. Kumler	*
	Alan H. Kumler	Hoyt O. Holloway
	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	Director

	*	/s/ Peter E. Raskind
	Robert L. Head, Jr.	Peter E. Raskind
	Chairman of the Board	Director

	*	*
	W. C. Nelson, Jr.	John D. Stephens
	Vice Chairman of the Board	Director

By	/s/ Jimmy C. Tallent	*
	Attorney-in-fact	Tim Wallis
	Pursuant to a Power of Attorney	Director

EXHIBIT INDEX

Exhibit No.	Description

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification by Jimmy C. Tallent, President and Chief Executive Officer of United Community Banks, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Rex S. Schuette, Executive Vice President and Chief Financial Officer of United Community Banks, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002