Form 10-Q/A
period 2011-03-31
UNITED COMMUNITY BANKS INC
filed 2012-02-10
CIK 857855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

    YES  ☐    NO  ☒

Common stock, par value $1 per share 20,913,712 shares outstanding as of April 30, 2011

Explanatory Note

This Amendment to the Form 10-Q (this “Amendment”) of United Community Banks, Inc. (“United”) amends and restates United’s Form 10-Q for the quarter ended March 31, 2011 that was originally filed with the Securities and Exchange Commission on May 4, 2011 (collectively with Amendment, this “Form 10-Q”).

This Amendment is filed to reflect United’s establishment of a full deferred tax asset valuation allowance as of December 31, 2010 and the effects thereof on certain related disclosures contained in this Form 10-Q, including (i) United’s previously reported income tax expense, other comprehensive income in shareholders’ equity and net loss for the first quarter of 2011 and full year 2010, tangible book value, tangible equity and tangible common equity to asset ratios, and regulatory capital ratios as of March 31, 2011 and December 31, 2010, and (ii) United’s disclosure in Item 4—Controls and Procedures.

On June 17, 2011, United completed a 1-for-5 reverse stock split, whereby each 5 shares of United’s common stock were reclassified into one share of common stock, and each 5 shares of United’s non-voting common stock were reclassified into one share of non-voting common stock. All share and per share amounts for all periods presented in this Form 10-Q have been adjusted to reflect the reverse stock split as though it had occurred prior to the earliest period presented.

Unless otherwise indicated, this Amendment does not reflect events occurring after May 4, 2011.

Part I – Financial Information

Item 1 – Financial Statements

UNITED COMMUNITY BANKS, INC.

Consolidated Statement of Operations (Unaudited)

	September 30,	September 30,
	Three Months Ended
	March 31,
	(As restated)
(in thousands, except per share data)	2011	2010
Interest revenue:
Loans, including fees	$61,107	$72,215
Investment securities, including tax exempt of $259 and $311	13,604	16,203
Federal funds sold, commercial paper and deposits in banks	819	938

Total interest revenue	75,530	89,356

Interest expense:
Deposits:
NOW	1,324	1,854
Money market	2,028	1,757
Savings	77	84
Time	11,732	20,198

Total deposit interest expense	15,161	23,893
Federal funds purchased, repurchase agreements and other short-term borrowings	1,042	1,038
Federal Home Loan Bank advances	590	977
Long-term debt	2,780	2,662

Total interest expense	19,573	28,570
Net interest revenue	55,957	60,786

Provision for loan losses	190,000	75,000

Net interest expense after provision for loan losses	(134,043)	(14,214)

Fee revenue:
Service charges and fees	6,720	7,447
Mortgage loan and other related fees	1,494	1,479
Brokerage fees	677	567
Securities gains, net	55	61
Other	2,892	2,112

Total fee revenue	11,838	11,666

Total revenue	(122,205)	(2,548)

Operating expenses:
Salaries and employee benefits	24,924	24,360
Communications and equipment	3,344	3,273
Occupancy	4,074	3,814
Advertising and public relations	978	1,043
Postage, printing and supplies	1,118	1,225
Professional fees	3,330	1,943
Foreclosed property	64,899	10,813
FDIC assessments and other regulatory charges	5,413	3,626
Amortization of intangibles	762	802
Other	6,429	3,921

Total operating expenses	115,271	54,820

Loss from continuing operations before income taxes	(237,476)	(57,368)
Income tax benefit	(140)	(22,910)

Net loss from continuing operations	(237,336)	(34,458)
Loss from discontinued operations, net of income taxes	—	(101)
Gain from sale of subsidiary, net of income taxes and selling costs	—	1,266

Net loss	(237,336)	(33,293)
Preferred stock dividends and discount accretion	2,778	2,572

Net loss available to common shareholders	$(240,114)	$(35,865)

Loss from continuing operations per common share—Basic / Diluted	$(13.00)	$(1.96)
Loss per common share—Basic / Diluted	(13.00)	(1.90)
Weighted average common shares outstanding—Basic / Diluted	18,466	18,878

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC.

Consolidated Balance Sheet

	September 30,	September 30,	September 30,
	(As restated)	(As restated)
	March 31,	December 31,	March 31,
(in thousands, except share and per share data)	2011	2010	2010
	(unaudited)	(audited)	(unaudited)
ASSETS
Cash and due from banks	$153,891	$95,994	$105,613
Interest-bearing deposits in banks	465,656	111,901	99,893
Federal funds sold, commercial paper and short-term investments	470,087	441,562	183,049

Cash and cash equivalents	1,089,634	649,457	388,555
Securities available for sale	1,638,494	1,224,417	1,526,589
Securities held to maturity (fair value $248,361 and $267,988)	245,430	265,807	—
Loans held for sale	80,629	—	—
Mortgage loans held for sale	25,364	35,908	21,998
Loans, net of unearned income	4,194,372	4,604,126	4,992,045
Less allowance for loan losses	133,121	174,695	173,934

Loans, net	4,061,251	4,429,431	4,818,111
Assets covered by loss sharing agreements with the FDIC	125,789	131,887	169,287
Premises and equipment, net	179,143	178,239	181,217
Accrued interest receivable	21,687	24,299	30,492
Goodwill and other intangible assets	10,684	11,446	224,394
Foreclosed property	54,378	142,208	136,275
Net deferred tax asset	—	—	92,986
Other assets	177,005	183,160	247,114

Total assets	$7,709,488	$7,276,259	$7,837,018

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand	$864,708	$793,414	$740,727
NOW	1,320,136	1,424,781	1,344,973
Money market	967,938	891,252	729,283
Savings	193,591	183,894	186,699
Time:
Less than$100,000	1,576,505	1,496,700	1,643,059
Greater than$100,000	990,289	1,002,359	1,132,034
Brokered	684,581	676,772	710,813

Total deposits	6,597,748	6,469,172	6,487,588
Federal funds purchased, repurchase agreements, and other short-term borrowings	102,107	101,067	102,480
Federal Home Loan Bank advances	55,125	55,125	114,303
Long-term debt	150,166	150,146	150,086
Unsettled securities purchases	177,532	—	17,588
Accrued expenses and other liabilities	40,766	32,171	39,078

Total liabilities	7,123,444	6,807,681	6,911,123

Shareholders’ equity:
Preferred stock, $1 par value; 10,000,000 shares authorized;
Series A; $10 stated value; 21,700 shares issued and outstanding	217	217	217
Series B; $1,000 stated value; 180,000 shares issued and outstanding	176,049	175,711	174,727
Series D; $1,000 stated value; 16,613 shares issued and outstanding	16,613	—	—
Series F; $1,000 stated value; 195,872 shares issued and outstanding	195,872	—	—
Series G; $1,000 stated value; 151,185 shares issued and outstanding	151,185	—	—
Common stock, $1 par value; 200,000,000 shares authorized;
20,903,111, 18,937,001 and 18,835,171 shares issued and outstanding	20,903	18,937	18,835
Common stock issuable; 79,428, 67,287 and 52,400 shares	3,681	3,894	4,127
Capital surplus	738,963	741,244	698,144
Accumulated deficit	(732,390)	(492,276)	(15,481)
Accumulated other comprehensive income	14,951	20,851	45,326

Total shareholders’ equity	586,044	468,578	925,895

Total liabilities and shareholders’ equity	$7,709,488	$7,276,259	$7,837,018

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC.

Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

For the Three Months Ended March 31,

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
									(Accumulated	Accumulated
	Preferred Stock						Common		Deficit)	Other
(in thousands, except share and per share data)	Series A	Series B	Series D	Series F	Series G	Common Stock	Stock Issuable	Capital Surplus	Retained Earnings	Comprehensive Income	Total
Balance, December 31, 2009	$217	$174,408	$—	$—	$—	$18,809	$3,597	$697,271	$20,384	$47,635	$962,321
Comprehensive income:
Net loss									(33,293)		(33,293)
Other comprehensive income (loss):
Unrealized holding gains on available for sale securities, net of deferred tax expense and reclassification adjustment										783	783
Unrealized losses on derivative financial instruments qualifying as cash flow hedges, net of deferred tax benefit										(3,092)	(3,092)

Comprehensive loss									(33,293)	(2,309)	(35,602)
Common stock issued to dividend
Reinvestment plan and employee benefit plans (25,004 shares)						25		486			511
Amortization of stock option and restricted stock								832			832
Vesting of restricted stock (2,489 shares issued, 3,232 shares deferred)						1	444	(445)			—
Deferred compensation plan, net, including dividend equivalents							86				86
Dividends on Series A preferred stock									(3)		(3)
Dividends on Series B preferred stock		319							(2,569)		(2,250)

Balance, March 31, 2010	$217	$174,727	$—	$—	$—	$18,835	$4,127	$698,144	$(15,481)	$45,326	$925,895

Balance, December 31, 2010 (As restated)	$217	$175,711	$—	$—	$—	$18,937	$3,894	$741,244	$(492,276)	$20,851	468,578
Comprehensive loss (As restated):
Net loss (As restated)									(237,336)		(237,336)
Other comprehensive loss:
Unrealized holding losses on available for sale securities, net of reclassification adjustment										(1,677)	(1,677)
Unrealized losses on derivative financial instruments qualifying as cash flow hedges										(4,223)	(4,223)

Comprehensive loss (As restated)									(237,336)	(5,900)	(243,236)
Preferred for common equity exchange related to tax benefits preservation plan (1,551,126 common shares)			16,613			(1,551)		(15,062)			—
Common stock issued to dividend reinvestment plan and employee benefit plans (46,019 shares)						46		329			375
Common and preferred stock issued (3,467,699 common shares)				195,872	151,185	3,468		12,004			362,529
Amortization of stock options and restricted stock awards								549			549
Vesting of restricted stock (1,419 shares issued, 6,382 shares deferred)						1	54	(55)			—
Deferred compensation plan, net, including dividend equivalents							65				65
Shares issued from deferred compensation plan (2,099 shares)						2	(332)	330			—
Tax on option exercise and restricted stock vesting								(376)			(376)
Dividends on Series A preferred stock									(3)		(3)
Dividends on Series B preferred stock		338							(2,602)		(2,264)
Dividends on Series D preferred stock									(173)		(173)

Balance, March 31, 2011 (As restated)	$217	$176,049	$16,613	$195,872	$151,185	$20,903	$3,681	$738,963	$(732,390)	$14,951	$586,044

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC.

Consolidated Statement of Cash Flows (Unaudited)

	September 30,	September 30,
	Three Months Ended
	March 31,
	(As restated)
(in thousands)	2011	2010
Operating activities:
Net loss	$(237,336)	$(33,293)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and accretion	4,743	3,814
Provision for loan losses	190,000	75,000
Stock based compensation	549	832
Securities gains, net	(55)	(61)
Losses and write downs on sales of other real estate owned	60,605	8,097
Gain from sale of subsidiary	—	(2,110)
Changes in assets and liabilities:
Other assets and accrued interest receivable	4,529	(11,557)
Accrued expenses and other liabilities	6,518	(4,956)
Mortgage loans held for sale	10,544	8,228

Net cash provided by operating activities	40,097	43,994

Investing activities:
Investment securities held to maturity:
Proceeds from maturities and calls	21,116	—
Purchases	(1,500)	—
Investment securities available for sale:
Proceeds from sales	51,240	40,817
Proceeds from maturities and calls	116,175	200,578
Purchases	(405,979)	(219,354)
Net decrease in loans	93,949	65,889
Proceeds from sales of premises and equipment	160	8
Purchases of premises and equipment	(3,604)	(2,024)
Net cash received from sale of subsidiary	—	290
Proceeds from sale of other real estate	36,003	21,692

Net cash (used in) provided by investing activities	(92,440)	107,896

Financing activities:
Net change in deposits	128,576	(139,051)
Net change in federal funds purchased, repurchase agreements, and other short-term borrowings	1,040	1,091
Proceeds from issuance of common stock for dividend reinvestment and employee benefit plans	375	511
Proceeds from issuance of common and preferred stock, net of offering costs	362,529	—
Cash dividends on preferred stock	—	(2,253)

Net cash provided by (used in) financing activities	492,520	(139,702)

Net change in cash and cash equivalents	440,177	12,188
Cash and cash equivalents at beginning of period	649,457	376,367

Cash and cash equivalents at end of period	$1,089,634	$388,555

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$17,936	$33,283
Income taxes	1,287	767
Unsettled securities purchases	177,532	17,588

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

Note 2 – Restatement of Consolidated Financial Statements

Subsequent to filing United’s quarterly report on Form 10-Q, for the period ended March 31, 2011, United determined that a full valuation allowance on its deferred tax asset should be recognized as of December 31, 2010. Management decided to establish a valuation allowance against the net deferred tax asset after reconsidering the positive and negative evidence regarding the ultimate realization of the net deferred tax asset. Realization of the net deferred tax asset is dependent upon United’s ability to generate future taxable income. Management has concluded that the objective and verifiable negative evidence represented by United’s recent losses outweighs the more subjective positive evidence. As a result of this conclusion, United has established a full valuation allowance against its deferred tax asset.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Accordingly, the March 31, 2011 consolidated financial statements have been restated to account for this determination. The effect of this change in the consolidated financial statements was as follows (in thousands except per share amounts).

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

	September 30,	September 30,	September 30,
	Three Months Ended March 31, 2011
	As Reported	Adjustment	As Restated
Consolidated Statement of Operations

Income tax benefit	$(94,990)	$94,850	$(140)
Net loss from continuing operations	(142,486)	(94,850)	(237,336)
Net loss	(142,486)	(94,850)	(237,336)
Net loss available to common shareholders	(145,264)	(94,850)	(240,114)
Loss from continuing operations per common share—basic *	(7.87)	(5.13)	(13.00)
Loss from continuing operations per common share—diluted *	(7.87)	(5.13)	(13.00)
Loss per common share—basic *	(7.87)	(5.13)	(13.00)
Loss per common share—diluted *	(7.87)	(5.13)	(13.00)

Consolidated Statement of Changes in Shareholders’ Equity

Net loss	$(142,486)	$(94,850)	$(237,336)
Unrealized holding losses on available for sale securities	(1,003)	(674)	(1,677)
Unrealized losses on derivative financial instrument qualifying as cash flow hedges	(2,580)	(1,643)	(4,223)
Comprehensive loss	(146,069)	(97,167)	(243,236)

Consolidated Statement of Cash Flows

Operating activities:
Net loss	$(142,486)	$(94,850)	$(237,336)
Net change in other assets and accrued interest receivable	(90,321)	94,850	4,529

	September 30,	September 30,	September 30,
	As of March 31, 2011
	As Reported	Adjustment	As Restated
Consolidated Balance Sheet

Net deferred tax asset	$266,367	$(266,367)	$—
Other assets	174,742	2,263	177,005
Total assets	7,973,592	(264,104)	7,709,488
Accumulated deficit	(480,831)	(251,559)	(732,390)
Accumulated other comprehensive income	27,496	(12,545)	14,951
Total shareholders’ equity	850,148	(264,104)	586,044
Total liabilities and shareholders’ equity	7,973,592	(264,104)	7,709,488

	September 30,	September 30,	September 30,
	As of December 31, 2010
	As Reported	Adjustment	As Restated
Consolidated Balance Sheet

Net deferred tax asset	$166,937	$(166,937)	$—
Total assets	7,443,196	(166,937)	7,276,259
(Accumulated deficit) retained earnings	(335,567)	(156,709)	(492,276)
Accumulated other comprehensive income	31,079	(10,228)	20,851
Total shareholders’ equity	635,515	(166,937)	468,578
Total liabilities and shareholders’ equity	7,443,196	(166,937)	7,276,259

*	As reported amounts have been adjusted to reflect subsequent 1 for 5 reverse stock split effective June 17, 2011.

Note 3 – Accounting Standards Updates

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

Note 4 – Mergers and Acquisitions

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

The table below shows the components of covered assets at March 31, 2011 (in thousands).

	September 30,	September 30,	September 30,	September 30,
	Purchased	Other
	Impaired	Purchased
(in thousands)	Loans	Loans	Other	Total

Commercial (secured by real estate)	$—	$35,129	$—	$35,129
Commercial (commercial and industrial)	—	3,478	—	3,478
Construction and land development	1,644	13,335	—	14,979
Residential mortgage	145	9,322	—	9,467
Installment	7	229	—	236

Total covered loans	1,796	61,493	—	63,289
Covered forclosed property	—	—	30,833	30,833
Estimated loss reimbursement from the FDIC	—	—	31,667	31,667

Total covered assets	$1,796	$61,493	$62,500	$125,789

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 5 – Securities

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

	September 30,	September 30,	September 30,	September 30,
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
As of March 31, 2011
U.S. Government agencies	$4,989	$12	$—	$5,001
State and political subdivisions	48,497	616	731	48,382
Mortgage-backed securities (1)	191,944	3,041	7	194,978

Total	$245,430	$3,669	$738	$248,361

As of December 31, 2010
U.S. Government agencies	$11,939	$79	$—	$12,018
State and political subdivisions	47,007	416	1,005	46,418
Mortgage-backed securities (1)	206,861	2,700	9	209,552

Total	$265,807	$3,195	$1,014	$267,988

(1)	All are residential type mortgage-backed securities

The cost basis, unrealized gains and losses, and fair value of securities available for sale at March 31, 2011, December 31, 2010 and March 31, 2010 are presented below (in thousands).

	September 30,	September 30,	September 30,	September 30,
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
As of March 31, 2011
U.S. Government agencies	$94,966	$16	$1,204	$93,778
State and political subdivisions	26,870	983	20	27,833
Mortgage-backed securities (1)	1,388,702	27,617	1,474	1,414,845
Other	103,408	150	1,520	102,038

Total	$1,613,946	$28,766	$4,218	$1,638,494

As of December 31, 2010
U.S. Government agencies	$99,969	$67	$1,556	$98,480
State and political subdivisions	27,600	878	36	28,442
Mortgage-backed securities (1)	963,475	29,204	1,671	991,008
Other	107,811	192	1,516	106,487

Total	$1,198,855	$30,341	$4,779	$1,224,417

As of March 31, 2010
U.S. Government agencies	$306,916	$553	$891	$306,578
State and political subdivisions	63,175	1,450	81	64,544
Mortgage-backed securities (1)	1,101,456	41,754	1,031	1,142,179
Other	13,006	290	8	13,288

Total	$1,484,553	$44,047	$2,011	$1,526,589

(1)	All are residential type mortgage-backed securities

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table summarizes held to maturity securities in an unrealized loss position as of March 31, 2011 and December 31, 2010 (in thousands).

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
As of March 31, 2011
State and political subdivisions	$21,313	$731	$—	$—	$21,313	$731
Mortgage-backed securities	1,942	7	—	—	1,942	7

Total unrealized loss position	$23,255	$738	$—	$—	$23,255	$738

As of December 31, 2010
State and political subdivisions	$28,949	$1,005	$—	$—	$28,949	$1,005
Mortgage-backed securities	1,951	9	—	—	1,951	9

Total unrealized loss position	$30,900	$1,014	$—	$—	$30,900	$1,014

The following table summarizes available for sale securities in an unrealized loss position as of March 31, 2011, December 31, 2010 and March 31, 2010 (in thousands).

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
As of March 31, 2011
U.S. Government agencies	$73,763	$1,204	$—	$—	$73,763	$1,204
State and political subdivisions	1,098	15	11	5	1,109	20
Mortgage-backed securities	292,379	1,474	—	—	292,379	1,474
Other	79,386	1,520	—	—	79,386	1,520

Total unrealized loss position	$446,626	$4,213	$11	$5	$446,637	$4,218

As of December 31, 2010
U.S. Government agencies	$68,412	$1,556	$—	$—	$68,412	$1,556
State and political subdivisions	1,082	30	12	6	1,094	36
Mortgage-backed securities	59,505	1,630	2,799	41	62,304	1,671
Other	69,985	1,516	—	—	69,985	1,516

Total unrealized loss position	$198,984	$4,732	$2,811	$47	$201,795	$4,779

As of March 31, 2010
U.S. Government agencies	$138,233	$891	$—	$—	$138,233	$891
State and political subdivisions	2,035	15	3,191	66	5,226	81
Mortgage-backed securities	20,382	151	34,358	880	54,740	1,031
Other	—	—	500	8	500	8

Total unrealized loss position	$160,650	$1,057	$38,049	$954	$198,699	$2,011

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

	September 30,	September 30,
	Three Months Ended
	March 31,
	2011	2010
Proceeds from sales	$51,240	$40,817

Gross gains on sales	$331	$1,260
Gross losses on sales	(276)	(249)
Impairment losses	—	(950)

Net gains on sales of securities	$55	$61

Income tax expense attributable to sales	$21	$24

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

	September 30,	September 30,	September 30,	September 30,
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Government agencies:
5 to 10 years	$81,387	$80,729	$—	$—
More than 10 years	13,579	13,049	—	—

	94,966	93,778	—	—

State and political subdivisions:
Within 1 year	5,265	5,344	—	—
1 to 5 years	13,946	14,523	—	—
5 to 10 years	6,311	6,595	4,989	5,001
More than 10 years	1,348	1,371	—	—

	26,870	27,833	4,989	5,001

Other:
1 to 5 years	9,906	9,785	1,002	990
5 to 10 years	90,050	89,501	22,040	22,269
More than 10 years	3,452	2,752	25,455	25,123

	103,408	102,038	48,497	48,382

Total securities other than mortgage-backed securities:
Within 1 year	5,265	5,344	—	—
1 to 5 years	23,852	24,308	1,002	990
5 to 10 years	177,748	176,825	27,029	27,270
More than 10 years	18,379	17,172	25,455	25,123

Mortgage-backed securities	1,388,702	1,414,845	191,944	194,978

	$1,613,946	$1,638,494	$245,430	$248,361

Expected maturities may differ from contractual maturities because issuers and borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 6 – Loans and Allowance for Loan Losses

Major classifications of loans as of March 31, 2011, December 31, 2010 and March 31, 2010, are summarized as follows (in thousands).

	September 30,	September 30,	September 30,
	March 31, 2011	December 31, 2010	March 31, 2010
Commercial (secured by real estate)	$1,692,154	$1,761,424	$1,765,204
Commercial construction	213,177	296,582	357,188
Commercial (commercial and industrial)	431,473	441,518	380,331

Total commercial	2,336,804	2,499,524	2,502,723
Residential construction	549,618	695,166	960,372
Residential mortgage	1,186,531	1,278,780	1,390,270
Consumer installment	121,419	130,656	138,680

Total loans	4,194,372	4,604,126	4,992,045
Less allowance for loan losses	133,121	174,695	173,934

Loans, net	$4,061,251	$4,429,431	$4,818,111

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

Changes in the allowance for loan losses for the three months ended March 31, 2011 and 2010 are summarized as follows (in thousands).

	September 30,	September 30,
	Three Months Ended March 31,
	2011	2010
Balance beginning of period	$174,695	$155,602
Provision for loan losses	190,000	75,000
Charge-offs:
Commercial (secured by real estate)	48,707	2,936
Commercial construction	49,715	2,211
Commercial (commercial and industrial)	4,362	4,554
Residential construction	92,255	44,190
Residential mortgage	36,676	4,640
Consumer installment	1,096	1,129

Total loans charged-off	232,811	59,660

Recoveries:
Commercial (secured by real estate)	100	972
Commercial construction	—	5
Commercial (commercial and industrial)	322	444
Residential construction	117	1,090
Residential mortgage	293	89
Consumer installment	405	392

Total recoveries	1,237	2,992

Net charge-offs	231,574	56,668

Balance end of period	$133,121	$173,934

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

	000000	000000	000000	000000	000000	000000	000000	000000
Three Months Ended March 31, 2011	Commercial (Secured by Real Estate)	Commercial Construction	Commercial (Commercial and Industrial)	Residential Construction	Residential Mortgage	Consumer Installment	Unallocated	Total
Allowance for loan losses:
Beginning balance	$31,191	$6,780	$7,580	$92,571	$22,305	$3,030	$11,238	$174,695
Charge-offs	(46,101)	(24,158)	(4,363)	(119,874)	(37,220)	(1,095)	—	(232,811)
Recoveries	100	—	322	117	293	405	—	1,237
Provision	35,069	23,359	4,048	89,706	39,751	216	(2,149)	190,000

Ending balance	$20,259	$5,981	$7,587	$62,520	$25,129	$2,556	$9,089	$133,121

Ending allowance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	20,259	5,981	7,587	62,520	25,129	2,556	9,089	133,121

Total ending allowance balance	$20,259	$5,981	$7,587	$62,520	$25,129	$2,556	$9,089	$133,121

Loans:
Individually evaluated for impairment	$17,154	$3,624	$—	$22,667	$5,157	$—	$—	$48,602
Collectively evaluated for impairment	1,675,000	209,553	431,473	526,951	1,181,374	121,419	—	4,145,770

Total loans	$1,692,154	$213,177	$431,473	$549,618	$1,186,531	$121,419	$—	$4,194,372

December 31, 2010
Allowance for loan losses:
Ending allowance attributable to loans:
Individually evaluated for impairment	$268	$—	$—	$644	$137	$—	$—	$1,049
Collectively evaluated for impairment	30,923	6,780	7,580	91,927	22,168	3,030	11,238	173,646

Total ending allowance balance	$31,191	$6,780	$7,580	$92,571	$22,305	$3,030	$11,238	$174,695

Loans:
Individually evaluated for impairment	$41,818	$20,311	$5,874	$39,505	$15,468	$—	$—	$122,976
Collectively evaluated for impairment	1,719,606	276,271	435,644	655,661	1,263,312	130,656	—	4,481,150

Total loans	$1,761,424	$296,582	$441,518	$695,166	$1,278,780	$130,656	$—	$4,604,126

Three Months Ended March 31, 2010
Allowance for loan losses:
Beginning balance	$19,208	$5,861	$6,892	$93,585	$17,266	$2,545	$10,245	$155,602
Charge-offs	(2,936)	(2,211)	(4,554)	(44,190)	(4,640)	(1,129)	—	(59,660)
Recoveries	972	5	444	1,090	89	392	—	2,992
Provision	4,564	4,772	3,898	53,349	6,642	1,086	689	75,000

Ending balance	$21,808	$8,427	$6,680	$103,834	$19,357	$2,894	$10,934	$173,934

Ending allowance attributable to loans:
Individually evaluated for impairment	$1,272	$627	$—	$4,398	$529	$6	$—	$6,832
Collectively evaluated for impairment	20,536	7,800	6,680	99,436	18,828	2,888	10,934	167,102

Total ending allowance balance	$21,808	$8,427	$6,680	$103,834	$19,357	$2,894	$10,934	$173,934

Loans:
Individually evaluated for impairment	$38,519	$22,268	$—	$131,249	$22,056	$941	$—	$215,033
Collectively evaluated for impairment	1,726,685	334,920	380,331	829,123	1,368,214	137,739	—	4,777,012

Total loans	$1,765,204	$357,188	$380,331	$960,372	$1,390,270	$138,680	$—	$4,992,045

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Individually evaluated impaired loans at March 31, 2011, December 31, 2010 and March 31, 2010 were as follows (in thousands).

	September 30,	September 30,	September 30,
	March 31, 2011	December 31, 2010	March 31, 2010
Period-end loans with no allocated allowance for loan losses	$48,602	$115,338	$158,559
Period-end loans with allocated allowance for loan losses	—	7,638	56,474

Total	$48,602	$122,976	$215,033

Amount of allowance for loan losses allocated	$—	$1,049	$6,832

The average balances of impaired loans and income recognized on impaired loans while they were considered impaired is presented below for the three months ended March 31, 2011 and March 31, 2010 (in thousands).

	September 30,	September 30,
	Three Months Ended March 31,
	2011	2010
Average balance of individually evaluated impaired loans during period	$95,163	$210,854
Interest income recognized during impairment	—	—
Cash-basis interest income recognized	—	—

The following table presents loans individually evaluated for impairment by class of loans as of March 31, 2011, December 31, 2010 and March 31, 2010 (in thousands).

	000000	000000	000000	000000	000000	000000	000000	000000	000000
	March 31, 2011			December 31, 2010			March 31, 2010
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Commercial (secured by real estate)	$27,811	$17,154	$—	$60,238	$39,588	$—	$42,498	$34,589	$—
Commercial construction	4,360	3,624	—	33,898	20,311	—	21,855	16,018	—
Commercial (commercial and industrial)	—	—	—	10,115	5,874	—	—	—	—

Total commercial	32,171	20,778	—	104,251	65,773	—	64,353	50,607	—
Residential construction	49,205	22,667	—	59,502	34,597	—	167,166	89,863	—
Residential mortgage	8,801	5,157	—	21,528	14,968	—	24,261	18,089	—
Consumer installment	—	—	—	—	—	—	—	—	—

Total with no related allowance recorded	90,177	48,602	—	185,281	115,338	—	255,780	158,559	—

With an allowance recorded:
Commercial (secured by real estate)	—	—	—	2,230	2,230	268	4,228	3,930	1,272
Commercial construction	—	—	—	—	—	—	8,372	6,250	627
Commercial (commercial and industrial)	—	—	—	—	—	—	—	—	—

Total commercial	—	—	—	2,230	2,230	268	12,600	10,180	1,899
Residential construction	—	—	—	14,480	4,908	644	53,971	41,386	4,398
Residential mortgage	—	—	—	500	500	137	5,488	3,967	529
Consumer installment	—	—	—	—	—	—	1,111	941	6

Total with an allowance recorded	—	—	—	17,210	7,638	1,049	73,170	56,474	6,832

Total	$90,177	$48,602	$—	$202,491	$122,976	$1,049	$328,950	$215,033	$6,832

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

	September 30,	September 30,	September 30,
	Nonaccrual Loans
	March 31, 2011	December 31, 2010	March 31, 2010
Commercial (secured by real estate)	$20,648	$44,927	$45,918
Commercial construction	3,701	21,374	23,556
Commercial (commercial and industrial)	2,198	5,611	3,610

Total commercial	26,547	71,912	73,084
Residential construction	32,038	54,505	147,326
Residential mortgage	23,711	51,083	57,920
Consumer installment	1,473	1,594	2,472

Total	$83,769	$179,094	$280,802

Balance as a percentage of unpaid principal	57.3%	62.2%	71.6%

The following table presents the aging of the recorded investment in past due loans as of March 31, 2011, December 31, 2010 and March 31, 2010 by class of loans (in thousands).

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
As of March 31, 2011
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

	September 30,	September 30,	September 30,	September 30,	September 30,
		Pre- Modification Outstanding	Post- Modification Outstanding	Troubled Debt Restructurings That Have Subsequently Defaulted
	Number of Contracts	Recorded Investment	Recorded Investment	Number of Contracts	Recorded Investment
As of March 31, 2011
Commercial (secured by real estate)	29	$25,094	$22,211	3	$1,799
Commercial construction	6	9,622	9,622	—	—
Commercial (commercial and industrial)	5	155	155	—	—

Total commercial	40	34,871	31,988	3	1,799
Residential construction	54	14,582	13,759	4	972
Residential mortgage	32	4,013	3,882	3	278
Consumer installment	7	122	117	—	—

Total loans	133	$53,588	$49,746	10	$3,049

As of December 31, 2010
Commercial (secured by real estate)	41	$40,649	$36,759	3	$1,402
Commercial construction	16	37,980	37,067	2	1,083
Commercial (commercial and industrial)	7	645	364	1	7

Total commercial	64	79,274	74,190	6	2,492
Residential construction	63	22,012	20,782	11	2,028
Residential mortgage	43	6,574	6,285	4	324
Consumer installment	7	124	124	—	—

Total loans	177	$107,984	$101,381	21	$4,844

As of March 31, 2010
Commercial (secured by real estate)	36	$30,367	$30,264	1	$747
Commercial construction	8	19,793	18,008	1	311
Commercial (commercial and industrial)	5	248	248	—	—

Total commercial	49	50,408	48,520	2	1,058
Residential construction	31	16,439	14,955	6	1,259
Residential mortgage	25	5,911	5,860	1	3
Consumer installment	6	1,331	1,331	—	—

Total loans	111	$74,089	$70,666	9	$2,320

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

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Pass	Watch	Substandard	Doubtful / Loss	Not Rated	Total
As of March 31, 2011
Commercial (secured by real estate)	$1,466,583	$82,715	$140,299	$—	$2,557	$1,692,154
Commercial construction	166,780	8,205	38,586	—	(394)	213,177
Commercial (commercial and industrial)	410,133	6,824	18,608	—	(4,092)	431,473

Total commercial	2,043,496	97,744	197,493	—	(1,929)	2,336,804
Residential construction	377,590	60,463	112,572	—	(1,007)	549,618
Residential mortgage	1,052,604	40,779	92,843	—	305	1,186,531
Consumer installment	114,401	626	3,829	—	2,563	121,419

Total loans	$3,588,091	$199,612	$406,737	$—	$(68)	$4,194,372

As of December 31, 2010
Commercial (secured by real estate)	$1,475,992	$82,762	$201,688	$—	$982	$1,761,424
Commercial construction	174,049	10,413	112,120	—	—	296,582
Commercial (commercial and industrial)	403,986	15,153	22,379	—	—	441,518

Total commercial	2,054,027	108,328	336,187	—	982	2,499,524
Residential construction	398,926	82,973	213,267	—	—	695,166
Residential mortgage	1,101,645	38,378	136,915	—	1,842	1,278,780
Consumer installment	122,056	650	4,872	—	3,078	130,656

Total loans	$3,676,654	$230,329	$691,241	$—	$5,902	$4,604,126

As of March 31, 2010
Commercial (secured by real estate)	$1,492,357	$74,964	$196,711	$—	$1,172	$1,765,204
Commercial construction	245,795	11,833	98,862	—	698	357,188
Commercial (commercial and industrial)	331,798	6,711	39,671	70	2,081	380,331

Total commercial	2,069,950	93,508	335,244	70	3,951	2,502,723
Residential construction	542,627	114,747	300,882	238	1,878	960,372
Residential mortgage	1,203,330	45,996	138,720	136	2,088	1,390,270
Consumer installment	134,194	333	6,388	8	(2,243)	138,680

Total loans	$3,950,101	$254,584	$781,234	$452	$5,674	$4,992,045

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 7 – Foreclosed Property

Major classifications of foreclosed properties at March 31, 2011, December 31, 2010 and March 31, 2010 are summarized as follows (in thousands).

	September 30,	September 30,	September 30,
	March 31,	December 31,	March 31,
	2011	2010	2010

Commercial (secured by real estate)	$15,500	$25,893	$22,694
Commercial construction	11,568	17,808	14,435

Total commercial	27,068	43,701	37,129
Residential construction	67,406	91,385	82,095
Residential mortgage	12,927	23,687	27,043

Total foreclosed property	107,401	158,773	146,267
Less valuation allowance	53,023	16,565	9,992

Foreclosed property, net	$54,378	$142,208	$136,275

Balance as a percentage of original loan unpaid principal	30.3%	64.4%	65.9%

Activity in the valuation allowance for foreclosed property is presented in the following table (in thousands).

	September 30,	September 30,
	Three Months Ended
	March 31,
	2011	2010

Balance at beginning of year	$16,565	$7,433
Additions charged to expense	48,585	4,579
Direct write downs	(12,127)	(2,020)

Balance at end of year	$53,023	$9,992

Expenses related to foreclosed assets include (in thousands).

	September 30,	September 30,
	Three Months Ended
	March 31,
	2011	2010

Net loss on sales	$12,020	$3,518
Provision for unrealized losses	48,585	4,579
Operating expenses, net of rental income	4,294	2,716

Total foreclosed property expense	$64,899	$10,813

Note 8 – Earnings Per Share

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

	September 30,	September 30,
	Three Months Ended
	March 31,
	(As restated)
	2011	2010

Net loss available to common shareholders	$(240,114)	$(35,865)

Weighted average shares outstanding:
Basic	18,466	18,878
Effect of dilutive securities
Stock options	—	—
Warrants	—	—

Diluted	18,466	18,878

Loss per common share:
Basic	$(13.00)	$(1.90)

Diluted	$(13.00)	$(1.90)

At March 31, 2011, United had a number of potentially dilutive securities outstanding including 36,532,301 shares issuable upon the expected conversion of Series F and Series G preferred stock. Such securities are mandatorily convertible to common stock upon shareholder approval. United is requesting shareholder approval at its annual shareholders’ meeting on June 16, 2011. Other potentially dilutive securities include a warrant to purchase 219,909 common shares at $61.40 per share issued to the U.S. Treasury in connection with the issuance of United’s Series B preferred stock; 129,670 shares issuable upon exercise of warrants attached to trust preferred securities with an exercise price of $100.00 per share; 665,309 shares issuable upon exercise of stock options granted to employees with a weighted average exercise price of $93.55; 15,415 shares issuable upon completion of vesting of restricted stock awards; 1,411,765 shares issuable upon exercise of warrants exercisable at $21.25 per share, granted to Fletcher International in connection with the 2010 asset purchase and sale agreement; 2,476,191 shares issuable upon conversion of preferred stock if Fletcher International exercises its option to purchase $65 million in convertible preferred stock, convertible at $26.25 per share; 1,162,791 shares issuable upon exercise of warrants, exercisable at $30.10 per share to be granted to Fletcher International upon exercise of its option to acquire preferred stock; and 1,551,126 shares issuable upon exercise of warrants owned by Elm Ridge Off Shore Fund and Elm Ridge Value Fund, exercisable at $12.50 per share. Additionally, there were 9,600,000 shares potentially issuable under the indemnification provisions of United’s first quarter private equity transaction if a change of ownership is deemed to have occurred under Section 382 of the Internal Revenue Code. Management does not believe there was an ownership change prior to, or in connection with, the private equity transaction completed in the first quarter. Therefore management does not expect the indemnity shares to be issued. A final determination on whether a change of ownership occurred and whether the indemnity shares will be issued as a result, is expected to be completed by June 30, 2011.

Note 9 – Derivatives and Hedging Activities

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

Derivatives designated as hedging instruments under ASC 815 Hedge Accounting (in thousands).

	September 30,	September 30,	September 30,	September 30,
		Fair Value
Interest Rate	Balance Sheet	March 31,	December 31,	March 31,
Products	Location	2011	2010	2010

Asset derivatives	Other assets	$—	$—	$6,113

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

Derivatives in Fair Value Hedging Relationships (in thousands).

	September 30,	September 30,	September 30,	September 30,
Location of Gain (Loss)	Amount of Gain (Loss) Recognized in		Amount of Gain (Loss) Recognized in
Recognized in Income on Derivative	Income on Derivative		Income on Hedged Item
	2011	2010	2011	2010

Other fee revenue	$—	$(1,195)	$—	$1,283

Derivatives in Cash Flow Hedging Relationships (in thousands).

	September 30,	September 30,	September 30,	September 30,	September 30,
	Amount of Gain (Loss)
	Recognized in Other
	Comprehensive Income on		Gain (Loss) Reclassified from Accumulated Other
	Derivative (Effective Portion)		Comprehensive Income into Income (Effective Portion)
	2011	2010	Location	2011	2010

			Interest revenue	$2,923	$6,012
			Other income	1,303	522

Interest rate products	$—	$1,475	Total	$4,226	$6,534

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

Note 10 – Stock-Based Compensation

United has an equity compensation plan that allows for grants of incentive stock options, nonqualified stock options, restricted stock awards (also referred to as “nonvested stock” awards), stock awards, performance share awards or stock appreciation rights. Options granted under the plan can have an exercise price no less than the fair market value of the underlying stock at the date of grant. The general terms of the plan include a vesting period (usually four years) with an exercisable period not to exceed ten years. Certain option and restricted stock awards provide for accelerated vesting if there is a change in control (as defined in the plan). As of March 31, 2011, approximately 255,200 additional awards could be granted under the plan. Through March 31, 2011, only incentive stock options, nonqualified stock options and restricted stock awards and units had been granted under the plan.

The following table shows stock option activity for the first three months of 2011.

	September 30,	September 30,	September 30,	September 30,
			Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinisic
		Average Exercise	Contractual	Value
Options	Shares	Price	Term (Years)	($000)

Outstanding at December 31, 2010	678,313	$92.99
Expired	(13,007)	64.90

Outstanding at March 31, 2011	665,306	93.55	4.5	$—

Exercisable at March 31, 2011	536,256	99.05	3.8	—

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

The weighted average assumptions used to determine the fair value of stock options are presented in the table below.

	September 30,	September 30,
	Three Months Ended
	March 31,
	2011	2010

Expected volatility	NA	55.00%
Expected dividend yield	NA	0.00%
Expected life (in years)	NA	6.25
Risk-free rate	NA	3.12%

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

The table below presents the activity in restricted stock awards for the first three months of 2011.

	September 30,	September 30,
		Weighted-
		Average Grant-
Restricted Stock	Shares	Date Fair Value

Outstanding at December 31, 2010	23,214	$59.67
Vested	(7,801)	51.88

Outstanding at March 31, 2011	15,413	63.63

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

Note 11 – Common and Preferred Stock Issued / Common Stock Issuable

United sponsors a Dividend Reinvestment and Share Purchase Plan (“DRIP”) that allows participants who already own United’s common stock to purchase additional shares directly from the company. The DRIP also allows participants to automatically reinvest their quarterly dividends in additional shares of common stock without a commission. United’s 401(k) retirement plan regularly purchases shares of United’s common stock directly from United. In addition, United has an Employee Stock Purchase Program

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(“ESPP”) that allows eligible employees to purchase shares of common stock at a 5% discount, with no commission charges. For the three months ended March 31, 2011 and 2010, United issued 46,019 and 25,004 shares, respectively, and increased capital by $375,000 and $511,000, respectively, through these programs. The DRIP program has been suspended until 2012 when United expects to regain its S-3 filing status.

United offers its common stock as an investment option in its deferred compensation plan. The common stock component of the deferred compensation plan is accounted for as an equity instrument and is reflected in the consolidated financial statements as common stock issuable. At March 31, 2011 and 2010, 79,428 and 52,400 shares, respectively, were issuable under the deferred compensation plan.

On February 22, 2011, United entered into a share exchange agreement (the “Share Exchange Agreement”) with Elm Ridge Offshore Master Fund, Ltd. and Elm Ridge Value Partners, L.P. (collectively referred to as “Elm Ridge Parties”). Under the Share Exchange Agreement, the Elm Ridge Parties agreed to transfer to the Company 1,551,126 shares of the Company’s common stock in exchange for 16,613 shares of the Company’s cumulative perpetual preferred stock, Series D and warrants to purchase 1,551,126 common shares with an exercise price of $12.50 per share that expires on August 22, 2013. This exchange transaction did not result in a net increase or decrease to total shareholder’s equity for the quarter ended March 31, 2011.

During the first quarter of 2011, United entered into investment agreements (the “Investment Agreements”) with Corsair Georgia, L.P. (“Corsair”) and a group of institutional investors (the “Additional Investors”). United issued 3,467,699 of the Company’s common stock for $9.50 per share, 195,872 shares of mandatorily convertible cumulative non-voting perpetual preferred stock, Series F (the “Series F Preferred Stock”), and 151,185 shares of mandatorily convertible cumulative non-voting perpetual preferred stock, Series G (the “Series G Preferred Stock”). Under the terms of the Investment Agreements and following receipt of required shareholder approvals, the Series F Preferred Stock will be mandatorily convertible into 20,618,101 shares of voting common stock and the Series G Preferred Stock will be mandatorily convertible into 15,914,199 shares of non-voting common stock. This private placement transaction resulted in an increase to shareholders’ equity of $363 million, net of $17.5 million in issuance costs. Upon the conversion of the convertible preferred sock, Corsair will own approximately 22.5% of United’s pro forma outstanding common stock. The Additional Investors will own approximately 47.2% of United’s pro forma outstanding common stock.

Note 12 – Reclassifications

Certain 2010 amounts have been reclassified to conform to the 2011 presentation.

Note 13 – Discontinued Operations

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

Note 14 – Transaction with Fletcher International

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

	000000	000000	000000
		Fair Value	Fair
	Valuation Approach	Heirarchy	Value
Warrants Issued / Assets Transferred to Fletcher at Fair Value:
Warrant to purchase $30 million in common stock at $21.25 per share	Black-Scholes	Level 3	$17,577
Option to purchase convertible preferred stock and warrant	Monte-Carlo Simulation	Level 3	22,236

Fair value of equity instruments recognized in capital surplus			39,813

Foreclosed properties transferred under Asset Purchase Agreement	Appraised Value	Level 2	33,434
Nonperforming loans transferred under Asset Purchase Agreement	Collateral Appraised Value	Level 2	69,655

Total nonperforming assets transferred			103,089

Total value of assets and equity instruments transferred			142,902

Less — Cash and Notes Receivable Received in Exchange at Fair Value:
Cash down payment received from asset sale	NA	NA	20,618
Notes receivable (par value $82,471, net of $4,531 discount)	Discounted Cash Flows	Level 3	77,940

Total value of cash and notes receivable received			98,558

Fair value of assets and equity instruments transferred in excess of cash and notes received			44,344
Transaction fees			1,005

Loss recognized on Fletcher transaction			$45,349

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

Note 15 – Assets and Liabilities Measured at Fair Value

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The table below presents United’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2011, December 31, 2010 and March 31, 2010, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands).

	September 30,	September 30,	September 30,	September 30,
March 31, 2011	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale:
U.S. Government agencies	$—	$93,778	$—	$93,778
State and political subdivisions	—	27,833	—	27,833
Mortgage-backed securities	—	1,410,411	4,434	1,414,845
Other	—	101,688	350	102,038
Deferred compensation plan assets	3,107	—	—	3,107

Total	$3,107	$1,633,710	$4,784	$1,641,601

Liabilities
Deferred compensation plan liability	$3,107	$—	$—	$3,107

Total liabilities	$3,107	$—	$—	$3,107

	September 30,	September 30,	September 30,	September 30,
December 31, 2010	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale:
U.S. Government agencies	$—	$98,480	$—	$98,480
State and political subdivisions	—	28,442	—	28,442
Mortgage-backed securities	—	986,074	4,934	991,008
Other	—	106,137	350	106,487
Deferred compensation plan assets	3,252	—	—	3,252

Total	$3,252	$1,219,133	$5,284	$1,227,669

Liabilities
Deferred compensation plan liability	$3,252	$—	$—	$3,252

Total liabilities	$3,252	$—	$—	$3,252

	September 30,	September 30,	September 30,	September 30,
March 31, 2010	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale:
U.S. Government agencies	$—	$296,578	$10,000	$306,578
State and political subdivisions	—	64,544	—	64,544
Mortgage-backed securities	—	1,115,153	27,026	1,142,179
Other	—	12,238	1,050	13,288
Deferred compensation plan assets	3,420	—	—	3,420
Derivative financial instruments	—	6,113	—	6,113

Total	$3,420	$1,494,626	$38,076	$1,536,122

Liabilities
Deferred compensation plan liability	$3,420	$—	$—	$3,420

Total liabilities	$3,420	$—	$—	$3,420

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table shows a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs that are classified as Level 3 values (in thousands).

September 30,
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

	September 30,	September 30,	September 30,	September 30,
	Level 1	Level 2	Level 3	Total
March 31, 2011
Assets
Loans	$—	$—	$34,241	$34,241
Loans held for sale	—	—	80,629	80,629
Foreclosed properties	—	—	53,102	53,102

Total	$—	$—	$167,972	$167,972

December 31, 2010
Assets
Loans	$—	$—	$106,904	$106,904
Foreclosed properties	—	—	85,072	85,072

Total	$—	$—	$191,976	$191,976

March 31, 2010
Assets
Loans	$—	$—	$175,166	$175,166
Foreclosed properties	—	—	93,060	93,060

Total	$—	$—	$268,226	$268,226

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

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	March 31, 2011		December 31, 2010		March 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Securities held to maturity	$245,430	$248,361	$265,807	$267,988	$—	$—
Loans, net	4,061,251	3,933,549	4,429,431	4,196,142	4,818,111	4,477,941

Liabilities:
Deposits	6,597,748	6,588,398	6,469,172	6,481,867	6,487,588	6,513,488
Federal Home Loan Bank advances	55,125	58,965	55,125	59,498	114,303	120,422
Long-term debt	150,166	124,603	150,146	93,536	150,086	119,400

Note 16 – Subsequent Event

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

United is a bank holding company registered with the Federal Reserve under the Bank Holding Company Act of 1956 that was incorporated under the laws of the state of Georgia in 1987 and commenced operations in 1988. At March 31, 2011, United had total consolidated assets of $7.71 billion, total loans of $4.19 billion, excluding the loans acquired from Southern Community Bank (“SCB”) that are covered by loss sharing agreements and therefore have a different risk profile and loans that were classified as held for sale that have been written down to the expected proceeds from sales based on indicative bids. United also had total deposits of $6.60 billion and stockholders’ equity of $586 million.

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

United reported a net operating loss from continuing operations of $237 million for the first quarter of 2011. This compared to a net operating loss from continuing operations of $34.5 million for the first quarter of 2010. Diluted operating loss from continuing operations per common share was $13.00 for the first quarter of 2011, compared to a diluted operating loss from continuing operations per common share of $1.96 for the first quarter of 2010. The first quarter of 2011 operating loss reflects the Board of Director’s decision to adopt the Problem Asset Disposition Plan described below under “Recent Developments” to quickly dispose of problem assets following United’s successful Private Placement described below under “Recent Developments.”

United’s operating provision for loan losses was $190 million for the three months ended March 31, 2011, compared to $75.0 million for the same period in 2010. During the first quarter of 2011, performing substandard loans with a pre-charge down carrying amount of $166 million and nonperforming loans with a pre-charge down carrying amount of $101 million were collectively written down to the expected sales proceeds of $80.6 million, in conjunction with the Bulk Loan Sale described below under “Recent Developments.” Net charge-offs for the first quarter of 2011 were $232 million, of which $186 million related to the transfer of loans to the held for sale classification and $26.1 million of charge-offs for other first quarter bulk loan sales and foreclosure write downs for accelerated disposition in accordance with the Problem Asset Disposition Plan. As of March 31, 2011, United’s allowance for loan losses of $133 million, or 3.17% of loans, compared to $174 million, or 3.48% of loans, at March 31, 2010. Nonperforming assets of $138 million, which excludes assets of SCB that are covered by loss sharing agreements with the FDIC, decreased to 1.79% of total assets at March 31, 2011, compared to 4.42% as of December 31, 2010 and 5.32% as of March 31, 2010. The decrease in this ratio was due to the execution of the Problem Asset Disposition Plan and a general improving trend in credit quality indicators.

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

Recent Developments

On February 22, 2011, the Company entered into a share exchange agreement with Elm Ridge Offshore Master Fund, Ltd. and Elm Ridge Value Partners, L.P. (collectively, the “Elm Ridge Parties”). Under the share exchange agreement, the Elm Ridge Parties agreed to transfer to the Company 1,551,126 shares of the Company’s common stock in exchange for 16,613 shares of the Company’s cumulative perpetual preferred stock, Series D and warrants to purchase 1,551,126 common shares. See Note 11 to the consolidated financial statements for further details of the share exchange agreement.

During the first quarter of 2011, United announced its plans to sell $380 million of common stock in a private placement to a group of investors (the “Private Placement”). United entered into investment agreements (the “Investment Agreements”) with Corsair Georgia, L.P. and a group of institutional investors (collectively, the “Investors”) and closed the Private Placement on March 30, 2011. Pursuant to the Private Placement, the Investors purchased and United issued 3,467,699 of the Company’s existing common stock for $9.50 per share, $196 million of mandatorily convertible cumulative non-voting perpetual preferred stock, Series F (the “Series F Preferred Stock”), and $151 million of mandatorily convertible cumulative non-voting perpetual preferred stock, Series G (the “Series G Preferred Stock”). Under the terms of the Private Placement Agreement and following receipt of required shareholder approvals, the Series F Preferred Stock will be mandatorily convertible into 20,618,101 shares of voting common stock and the Series G Preferred Stock will be mandatorily convertible into 15,914,199 shares of non-voting common stock. Following such conversion at $9.50 per common share, the Investors will own an aggregate of 24,085,801 shares of common stock and 15,914,199 shares of non-voting common stock, or 69.7% of the Company’s pro forma outstanding common stock. The Private Placement resulted in an increase to shareholders’ equity of $363 million.

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

	September 30,	September 30,	September 30,
		Fair Value	Fair
	Valuation Approach	Heirarchy	Value
Warrants Issued / Assets Transferred to Fletcher at Fair Value:
Warrant to purchase $30 million in common stock at $21.25 per share	Black-Scholes	Level 3	$17,577	(1)
Option to purchase convertible preferred stock and warrant	Monte-Carlo Simulation	Level 3	22,236	(2)

Fair value of equity instruments recognized in capital surplus			39,813

Foreclosed properties transferred under Asset Purchase Agreement	Appraised Value	Level 2	33,434	(3)
Nonperforming loans transferred under Asset Purchase Agreement	Collateral Appraised Value	Level 2	69,655	(3)

Total nonperforming assets transferred			103,089

Total value of assets and equity instruments transferred			142,902

Cash and Notes Receivable Received in Exchange at Fair Value:
Cash down payment received from asset sale	NA	NA	20,618
Notes receivable (par value $82,471, net of $4,531 discount)	Discounted Cash Flows	Level 3	77,940	(4)

Total value of cash and notes receivable received			98,558

Fair value of assets and equity instruments transferred in excess of cash and notes received			44,344
Transaction fees			1,005

Loss recognized on Fletcher transaction			$45,349

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

Table 1 - Financial Highlights

Selected Financial Information

	00000	00000	00000	00000	00000	00000

	2011	2010				First
	(As restated)	(As restated)				Quarter
(in thousands, except per share	First	Fourth	Third	Second	First	2011-2010
data; taxable equivalent)	Quarter	Quarter	Quarter	Quarter	Quarter	Change
INCOME SUMMARY
Interest revenue	$75,965	$81,215	$84,360	$87,699	$89,849
Interest expense	19,573	21,083	24,346	26,072	28,570

Net interest revenue	56,392	60,132	60,014	61,627	61,279	(8)%
Operating provision for loan losses (1)	190,000	47,750	50,500	61,500	75,000
Operating fee revenue (2)	11,838	12,442	12,861	11,579	11,666	1

Total operating revenue(1)(2)	(121,770)	24,824	22,375	11,706	(2,055)
Operating expenses (3)	115,271	64,918	64,906	58,308	54,820	110
Loss on sale of nonperforming assets	—	—	—	45,349	—

Operating loss from continuing operations before taxes	(237,041)	(40,094)	(42,531)	(91,951)	(56,875)
Operating income tax expense (benefit)	295	144,760	(16,706)	(32,419)	(22,417)

Net operating loss from continuing operations (1)(2)(3)	(237,336)	(184,854)	(25,825)	(59,532)	(34,458)
Noncash goodwill impairment charges	—	—	(210,590)	—	—
Partial reversal of fraud loss provision	—	11,750	—	—	—
Loss from discontinued operations	—	—	—	—	(101)
Gain from sale of subsidiary, net of income taxes and selling costs	—	—	—	—	1,266

Net loss	(237,336)	(173,104)	(236,415)	(59,532)	(33,293)
Preferred dividends and discount accretion	2,778	2,586	2,581	2,577	2,572

Net loss available to common shareholders	$(240,114)	$(175,690)	$(238,996)	$(62,109)	$(35,865)

PERFORMANCE MEASURES
Per common share:
Diluted operating loss from continuing operations (1)(2)(3)	$(13.00)	$(9.87)	$(1.50)	$(3.29)	$(1.96)
Diluted loss from continuing operations	(13.00)	(9.25)	(12.62)	(3.29)	(1.96)
Diluted loss	(13.00)	(9.25)	(12.62)	(3.29)	(1.90)
Book value	2.20	15.40	25.70	38.55	39.76	(94)
Tangible book value (5)	1.69	14.80	25.26	26.96	28.12	(94)
Key performance ratios:
Return on equity (4)(6)	(526.54)%	(196.10)%	(148.04)%	(35.89)%	(20.10)%
Return on assets (6)	(13.04)	(9.47)	(12.47)	(3.10)	(1.70)
Net interest margin (6)	3.30	3.58	3.57	3.60	3.49
Operating efficiency ratio from continuing operations (2)(3)	169.08	89.45	89.38	141.60	75.22
Equity to assets	6.15	7.80	11.37	11.84	11.90
Tangible equity to assets (5)	6.01	7.64	9.19	9.26	9.39
Tangible common equity to assets (5)	2.70	5.22	6.78	6.91	7.13
Tangible common equity to risk-weighted assets (5)	0.75	5.64	9.60	9.97	10.03
ASSET QUALITY *
Non-performing loans	$83,769	$179,094	$217,766	$224,335	$280,802
Foreclosed properties	54,378	142,208	129,964	123,910	136,275

Total non-performing assets (NPAs)	138,147	321,302	347,730	348,245	417,077
Allowance for loan losses	133,121	174,695	174,613	174,111	173,934
Operating net charge-offs (1)	231,574	47,668	49,998	61,323	56,668
Allowance for loan losses to loans	3.17%	3.79%	3.67%	3.57%	3.48%
Operating net charge-offs to average loans (1)(6)	20.71	4.03	4.12	4.98	4.51
NPAs to loans and foreclosed properties	3.25	6.77	7.11	6.97	8.13
NPAs to total assets	1.79	4.42	4.96	4.55	5.32
AVERAGE BALANCES ($ in millions)
Loans	$4,599	$4,768	$4,896	$5,011	$5,173	(11)
Investment securities	1,625	1,354	1,411	1,532	1,518	7
Earning assets	6,902	6,680	6,676	6,854	7,085	(3)
Total assets	7,379	7,254	7,522	7,704	7,946	(7)
Deposits	6,560	6,294	6,257	6,375	6,570	—
Shareholders’ equity	454	566	855	912	945	(52)
Common shares—basic (thousands)	18,466	18,984	18,936	18,905	18,878
Common shares—diluted (thousands)	18,466	18,984	18,936	18,905	18,878
AT PERIOD END ($ in millions)
Loans *	$4,194	$4,604	$4,760	$4,873	$4,992	(16)
Investment securities	1,884	1,490	1,310	1,488	1,527	23
Total assets	7,709	7,276	7,013	7,652	7,837	(2)
Deposits	6,598	6,469	5,999	6,330	6,488	2
Shareholders’ equity	586	469	662	904	926	(37)
Common shares outstanding (thousands)	20,903	18,937	18,887	18,856	18,835

(1)

Excludes the partial reversal of a previously established provision for fraud-related loan losses of $11.8 million in the fourth quarter of 2010. Operating charge-offs also exclude the $11.8 million related partial recovery of the previously charged off amount. (2) Excludes revenue generated by discontinued operations in the first quarter of 2010. (3) Excludes the goodwill impairment charge of $211 million in the third quarter of 2010 and expenses relating to discontinued operations in the first quarter of 2010. (4) Net loss available to common shareholders, which is net of preferred stock dividends, divided by average realized common equity, which excludes accumulated other comprehensive income (loss). (5) Excludes effect of acquisition related intangibles and associated amortization. (6) Annualized.

*	Excludes loans and foreclosed properties covered by loss sharing agreements with the FDIC.

Table 1 Continued - Operating Earnings to GAAP Earnings Reconciliation

Selected Financial Information

	September 30,	September 30,	September 30,	September 30,	September 30,
	2011	2010
	(As restated)	(As restated)
(in thousands, except per share	First	Fourth	Third	Second	First
data; taxable equivalent)	Quarter	Quarter	Quarter	Quarter	Quarter
Interest revenue reconciliation
Interest revenue—taxable equivalent	$75,965	$81,215	$84,360	$87,699	$89,849
Taxable equivalent adjustment	(435)	(497)	(511)	(500)	(493)

Interest revenue (GAAP)	$75,530	$80,718	$83,849	$87,199	$89,356

Net interest revenue reconciliation
Net interest revenue—taxable equivalent	$56,392	$60,132	$60,014	$61,627	$61,279
Taxable equivalent adjustment	(435)	(497)	(511)	(500)	(493)

Net interest revenue (GAAP)	$55,957	$59,635	$59,503	$61,127	$60,786

Provision for loan losses reconciliation
Operating provision for loan losses	$190,000	$47,750	$50,500	$61,500	$75,000
Partial reversal of special fraud-related provision for loan loss	—	(11,750)	—	—	—

Provision for loan losses (GAAP)	$190,000	$36,000	$50,500	$61,500	$75,000

Total revenue reconciliation
Total operating revenue	$(121,770)	$24,824	$22,375	$11,706	$(2,055)
Taxable equivalent adjustment	(435)	(497)	(511)	(500)	(493)
Partial reversal of special fraud-related provision for loan loss	—	11,750	—	—	—

Total revenue (GAAP)	$(122,205)	$36,077	$21,864	$11,206	$(2,548)

Expense reconciliation
Operating expense	$115,271	$64,918	$64,906	$103,657	$54,820
Noncash goodwill impairment charge	—	—	210,590	—	—

Operating expense (GAAP)	$115,271	$64,918	$275,496	$103,657	$54,820

Loss from continuing operations before taxes reconciliation
Operating loss from continuing operations before taxes	$(237,041)	$(40,094)	$(42,531)	$(91,951)	$(56,875)
Taxable equivalent adjustment	(435)	(497)	(511)	(500)	(493)
Noncash goodwill impairment charge	—	—	(210,590)	—	—
Partial reversal of special fraud-related provision for loan loss	—	11,750	—	—	—

Loss from continuing operations before taxes (GAAP)	$(237,476)	$(28,841)	$(253,632)	$(92,451)	$(57,368)

Income tax expense (benefit) reconciliation
Operating income tax expense (benefit)	$295	$140,189	$(16,706)	$(32,419)	$(22,417)
Taxable equivalent adjustment	(435)	(497)	(511)	(500)	(493)
Partial reversal of special fraud-related provision for loan loss	—	4,571	—	—	—

Income tax expense (benefit) (GAAP)	$(140)	$144,263	$(17,217)	$(32,919)	$(22,910)

Diluted loss from continuing operations per common share reconciliation
Diluted operating loss from continuing operations per common share	$(13.00)	$(9.87)	$(1.50)	$(3.29)	$(1.96)
Noncash goodwill impairment charge	—	—	(11.12)	—	—
Partial reversal of special fraud-related provision for loan loss	—	.62	—	—	—

Diluted loss from continuing operations per common share (GAAP)	$(13.00)	$(9.25)	$(12.62)	$(3.29)	$(1.96)

Book value per common share reconciliation
Tangible book value per common share	$1.69	$14.80	$25.26	$26.96	$28.12
Effect of goodwill and other intangibles	.51	.60	.44	11.59	11.64

Book value per common share (GAAP)	$2.20	$15.40	$25.70	$38.55	$39.76

Efficiency ratio from continuing operations reconciliation
Operating efficiency ratio from continuing operations	169.08%	89.45%	89.38%	141.60%	75.22%
Noncash goodwill impairment charge	—	—	290.00	—	—

Efficiency ratio from continuing operations (GAAP)	169.08%	89.45%	379.38%	141.60%	75.22%

Average equity to assets reconciliation
Tangible common equity to assets	2.70%	5.22%	6.78%	6.91%	7.13%
Effect of preferred equity	3.31	2.42	2.41	2.35	2.26

Tangible equity to assets	6.01	7.64	9.19	9.26	9.39
Effect of goodwill and other intangibles	.14	.16	2.18	2.58	2.51

Equity to assets (GAAP)	6.15%	7.80%	11.37%	11.84%	11.90%

Actual tangible common equity to risk-weighted assets reconciliation
Tangible common equity to risk-weighted assets	.75%	5.64%	9.60%	9.97%	10.03%
Effect of other comprehensive income	(.32)	(.42)	(.81)	(.87)	(.85)
Effect of deferred tax limitation	—	—	(2.94)	(2.47)	(1.75)
Effect of trust preferred	1.13	1.06	1.06	1.03	1.00
Effect of preferred equity	5.87	3.53	3.51	3.41	3.29

Tier I capital ratio (Regulatory)	7.43%	9.81%	10.42%	11.07%	11.72%

Net charge-offs reconciliation
Operating net charge-offs	$231,574	$47,668	$49,998	$61,323	$56,668
Subsequent partial recovery of fraud-related charge-off	—	(11,750)	—	—	—

Net charge-offs (GAAP)	$231,574	$35,918	$49,998	$61,323	$56,668

Net charge-offs to average loans reconciliation
Operating net charge-offs to average loans	20.71%	4.03%	4.12%	4.98%	4.51%
Subsequent partial recovery of fraud-related charge-off	—	(1.00)	—	—	—

Net charge-offs to average loans (GAAP)	20.71%	3.03%	4.12%	4.98%	4.51%

Results of Operations

United reported a net operating loss from continuing operations of $237 million for the first quarter of 2011. This compared to a net operating loss from continuing operations of $34.5 million for the same period in 2010. For the first quarter of 2011, diluted operating loss from continuing operations per share was $13.00. This compared to diluted operating loss from continuing operations per share of $1.96 for the first quarter of 2010. The first quarter of 2011 operating loss reflects the Board of Director’s decision to adopt the Problem Asset Disposition Plan to quickly dispose of problem assets following United’s successful Private Placement at the end of the first quarter.

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

Table 2 - Average Consolidated Balance Sheets and Net Interest Analysis

For the Three Months Ended March 31,

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	2011			2010
	(As Restated)
	Average		Avg.	Average		Avg.
(dollars in thousands, taxable equivalent)	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (1)(2)	$4,598,860	$61,070	5.39%	$5,172,847	$72,219	5.66%
Taxable securities (3)	1,599,481	13,345	3.34	1,487,646	15,892	4.27
Tax-exempt securities (1)(3)	25,827	424	6.57	30,050	509	6.78
Federal funds sold and other interest-earning assets	677,453	1,126	.66	394,348	1,229	1.25

Total interest-earning assets	6,901,621	75,965	4.45	7,084,891	89,849	5.13

Non-interest-earning assets:
Allowance for loan losses	(169,113)			(187,288)
Cash and due from banks	134,341			104,545
Premises and equipment	179,353			181,927
Other assets (3)	332,827			762,228

Total assets	$7,379,029			$7,946,303

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW	$1,373,142	1,324	.39	$1,361,696	1,854	.55
Money market	928,542	2,028	.89	723,470	1,757	.98
Savings	187,423	77	.17	180,448	84	.19
Time less than $100,000	1,540,342	5,451	1.44	1,692,652	8,891	2.13
Time greater than $100,000	990,881	4,151	1.70	1,155,776	6,770	2.38
Brokered	698,288	2,130	1.24	736,999	4,537	2.50

Total interest-bearing deposits	5,718,618	15,161	1.08	5,851,041	23,893	1.66

Federal funds purchased and other borrowings	101,097	1,042	4.18	102,058	1,038	4.12
Federal Home Loan Bank advances	55,125	590	4.34	114,388	977	3.46
Long-term debt	150,157	2,780	7.51	150,078	2,662	7.19

Total borrowed funds	306,379	4,412	5.84	366,524	4,677	5.18

Total interest-bearing liabilities	6,024,997	19,573	1.32	6,217,565	28,570	1.86

Non-interest-bearing liabilities:
Non-interest-bearing deposits	841,351			718,975
Other liabilities	58,634			64,337

Total liabilities	6,924,982			7,000,877
Shareholders’ equity	454,047			945,426

Total liabilities and shareholders’ equity	$7,379,029			$7,946,303

Net interest revenue		$56,392			$61,279

Net interest-rate spread			3.13%			3.27%

Net interest margin (4)			3.30%			3.49%

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

Table 3 - Change in Interest Revenue and Expense on a Taxable Equivalent Basis

(in thousands)

	September 30,	September 30,	September 30,
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

The following table presents the components of fee revenue for the first quarters of 2011 and 2010.

Table 4 - Fee Revenue

(dollars in thousands)

	September 30,	September 30,	September 30,
	Three Months Ended
	March 31,
	2011	2010	Change

Service charges and fees	$6,720	$7,447	(10)%
Mortgage loan and related fees	1,494	1,479	1
Brokerage fees	677	567	19
Securities gains, net	55	61
Other	2,892	2,112	37

Total fee revenue	$11,838	$11,666	1

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

Table 5 - Operating Expenses

(dollars in thousands)

	September 30,	September 30,	September 30,
	Three Months Ended
	March 31,
	2011	2010	Change

Salaries and employee benefits	$24,924	$24,360	2%
Communications and equipment	3,344	3,273	2
Occupancy	4,074	3,814	7
Advertising and public relations	978	1,043	(6)
Postage, printing and supplies	1,118	1,225	(9)
Professional fees	3,330	1,943	71
FDIC assessments and other regulatory charges	5,413	3,626	49
Amortization of intangibles	762	802	(5)
Other	6,429	3,921	64

Total operating expenses excluding foreclosed property expenses	50,372	44,007	14
Foreclosed property expense	64,899	10,813	500

Total operating expenses	$115,271	$54,820	110

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

Income Taxes

Income tax benefit for the first quarter of 2011 was $140,000 as compared with income tax benefit of $22.9 million for the first quarter of 2010, representing an effective tax rate of approximately .06% and 40% for each period, respectively. The effective tax rates were different from the statutory tax rates primarily due to interest revenue on certain investment securities and loans that are exempt from income taxes, tax exempt fee revenue, tax credits received on affordable housing investments, and the change in valuation allowance on deferred tax assets as discussed below.

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

At March 31, 2011, United had no net deferred tax assets, net of a valuation allowance of $269 million. Accounting Standards Codification Topic 740, Income Taxes, requires that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. Management considers both positive and negative evidence and analyzes changes in near-term market conditions as well as other factors which may impact future operating results. In making such judgments, significant weight is given to evidence that can be objectively verified. The deferred tax assets are analyzed quarterly for changes affecting realizability. Based on the weighting of the evidence, management has determined that the objective negative evidence represented by recent losses outweighs the more subjective positive evidence. As a result, management has established a full valuation allowance against its net deferred tax assets.

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

Additional information regarding income taxes can be found in Note 16 to the consolidated financial statements filed with United’s 2010 Form 10-K.

Balance Sheet Review

Total assets at March 31, 2011, December 31, 2010 and March 31, 2010 were $7.71 billion, $7.28 billion and $7.84 billion, respectively. Average total assets for the first quarter of 2011 were $7.38 billion, down from $7.95 billion in the first quarter of 2010.

Loans

The following table presents a summary of the loan portfolio.

Table 6 - Loans Outstanding (excludes loans covered by loss share agreement)

(dollars in thousands)

	September 30,	September 30,	September 30,
	March 31,	December 31,	March 31,
	2011	2010	2010
By Loan Type
Commercial (secured by real estate)	$1,692,154	$1,761,424	$1,765,204
Commercial construction	213,177	296,582	357,188
Commercial (commercial and industrial)	431,473	441,518	380,331

Total commercial	2,336,804	2,499,524	2,502,723
Residential construction	549,618	695,166	960,372
Residential mortgage	1,186,531	1,278,780	1,390,270
Installment	121,419	130,656	138,680

Total loans	$4,194,372	$4,604,126	$4,992,045

As a percentage of total loans:
Commercial (secured by real estate)	41%	38%	35%
Commercial construction	5	6	7
Commercial (commercial and industrial)	10	10	8

Total commercial	56	54	50
Residential construction	13	15	19
Residential mortgage	28	28	28
Installment	3	3	3

Total	100%	100%	100%

By Geographic Location
Atlanta MSA	$1,179,362	$1,310,222	$1,404,247
Gainesville MSA	281,591	312,049	372,064
North Georgia	1,531,279	1,688,586	1,813,774
Western North Carolina	639,897	701,798	755,674
Coastal Georgia	312,090	335,020	388,245
East Tennessee	250,153	256,451	258,041

Total loans	$4,194,372	$4,604,126	$4,992,045

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

Table 7 - Performing Substandard Loans

(dollars in thousands)

	September 30,	September 30,	September 30,	September 30,	September 30,
	March 31,	December 31,	September 30,	June 30,	March 31,
	2011	2010	2010	2010	2010
By Category
Commercial (sec. by RE)	$119,651	$156,765	$157,245	$140,805	$151,573
Commercial construction	34,887	90,745	102,592	78,436	75,304
Commercial & industrial	16,425	16,767	22,251	22,052	35,474

Total commercial	170,963	264,277	282,088	241,293	262,351
Residential construction	80,534	158,770	177,381	149,305	153,799
Residential mortgage	69,119	86,143	86,239	79,484	80,812
Installment	2,352	2,957	4,218	4,364	3,922

Total	$322,968	$512,147	$549,926	$474,446	$500,884

By Market
Atlanta MSA	$100,200	$185,327	$214,676	$183,612	$191,009
Gainesville MSA	17,417	33,962	27,097	22,602	27,879
North Georgia	148,228	212,992	229,845	199,498	222,037
North Carolina	27,280	42,335	37,085	34,742	25,749
East Tennessee	6,739	8,308	8,882	8,663	7,105
Coastal Georgia	23,104	29,223	32,341	25,329	27,105

Total loans	$322,968	$512,147	$549,926	$474,446	$500,884

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

The following table presents a summary of the changes in the allowance for loan losses for the three months ended March 31, 2011 and 2010.

Table 8 - Allowance for Loan Losses

(in thousands)

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Three Months Ended March 31,
	2011						2010
	Asset Disposition Plan				Other
	Bulk Loan Sale (1)		Other Bulk	Foreclosure	Charge-Offs
	Accruing	Nonaccrual	Loan Sales (2)	Charge-Offs (3)	Recoveries	Total	Total
Balance beginning of period						$174,695	$155,602
Provision for loan losses						190,000	75,000
Charge-offs:
Commercial (secured by real estate)	$29,451	$11,091	$3,318	$1,905	$2,942	48,707	2,936
Commercial construction	32,530	15,328	292	419	1,146	49,715	2,211
Commercial (commercial and industrial)	365	2,303	859	—	835	4,362	4,554
Residential construction	43,018	23,459	3,325	11,693	10,760	92,255	44,190
Residential mortgage	13,917	14,263	1,676	1,538	5,282	36,676	4,640
Installment	86	168	30	24	788	1,096	1,129

Total loans charged-off	119,367	66,612	9,500	15,579	21,753	232,811	59,660

Recoveries:
Commercial (secured by real estate)	—	—	—	—	100	100	972
Commercial construction	—	—	—	—	—	—	5
Commercial (commercial and industrial)	—	—	—	—	322	322	444
Residential construction	—	—	—	—	117	117	1,090
Residential mortgage	—	—	—	—	293	293	89
Installment	—	—	—	—	405	405	392

Total recoveries	—	—	—	—	1,237	1,237	2,992

Net charge-offs	$119,367	$66,612	$9,500	$15,579	$20,516	231,574	56,668

Balance end of period						$133,121	$173,934

Total loans: *
At period-end						$4,194,372	$4,992,045
Average						4,534,294	5,091,474
Allowance as a percentage of period-end loans						3.17%	3.48%
As a percentage of average loans:
Net charge-offs						20.71	4.51
Provision for loan losses						16.99	5.97
Allowance as a percentage of non-performing loans
As reported						159	62
Excluding impaired loans with no allocated reserve						379	142

*	Excludes loans covered by loss sharing agreements with the FDIC

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

Table 9 - Nonperforming Assets

(dollars in thousands)

	September 30,	September 30,	September 30,
	(As restated)	(As restated)
	March 31,	December 31,	March 31,
	2011	2010	2010
Nonperforming loans*	$83,769	$179,094	$280,802
Foreclosed properties (OREO)	54,378	142,208	136,275

Total nonperforming assets	$138,147	$321,302	$417,077

Nonperforming loans as a percentage of total loans	2.00%	3.89%	5.62%
Nonperforming assets as a percentage of total loans and OREO	3.25	6.77	8.13
Nonperforming assets as a percentage of total assets	1.79	4.42	5.32

*	There were no loans 90 days or more past due that were still accruing at period end.

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

Table 10 - Bulk Loan Sale Summary (1)

	00000	00000	00000	00000	00000	00000	00000	00000	00000
	Performing Loans			Nonperforming Loans			Total Loans
			Loans			Loans			Loans
	Carrying	Charge-	Held for	Carrying	Charge-	Held for	Carrying	Charge-	Held for
(in thousands)	Amount (2)	Offs (3)	Sale (4)	Amount (2)	Offs (3)	Sale (4)	Amount (2)	Offs (3)	Sale (4)
BY CATEGORY
Commercial (sec. by RE)	$40,902	$29,451	$11,451	$17,202	$11,091	$6,111	$58,104	$40,542	$17,562
Commercial construction	45,490	32,530	12,960	22,440	15,328	7,112	67,930	47,858	20,072
Commercial & industrial	504	365	139	3,398	2,303	1,095	3,902	2,668	1,234

Total commercial	86,896	62,346	24,550	43,040	28,722	14,318	129,936	91,068	38,868
Residential construction	59,747	43,018	16,729	35,509	23,459	12,050	95,256	66,477	28,779
Residential mortgage	19,342	13,917	5,425	21,717	14,263	7,454	41,059	28,180	12,879
Consumer / installment	120	86	34	237	168	69	357	254	103

Total	$166,105	$119,367	$46,738	$100,503	$66,612	$33,891	$266,608	$185,979	$80,629

BY MARKET
Atlanta MSA	$51,647	$37,186	$14,461	$13,755	$8,545	$5,210	$65,402	$45,731	$19,671
Gainesville MSA	4,949	3,563	1,386	3,695	2,442	1,253	8,644	6,005	2,639
North Georgia	80,831	57,969	22,862	70,901	47,699	23,202	151,732	105,668	46,064
Western North Carolina	15,468	11,138	4,330	7,228	4,743	2,485	22,696	15,881	6,815
Coastal Georgia	9,493	6,835	2,658	3,528	2,180	1,348	13,021	9,015	4,006
East Tennessee	3,717	2,676	1,041	1,396	1,003	393	5,113	3,679	1,434

Total	$166,105	$119,367	$46,738	$100,503	$66,612	$33,891	$266,608	$185,979	$80,629

(1)	This schedule presents a summary of classified loans included in the bulk loan sale transaction that closed on April 18, 2011.

(2)	This column represents the book value, or carrying amount, of the loans prior to charge offs to mark loans to expected proceeds from sale.

(3)

This column represents the charge-offs required to adjust the loan balances to the expected proceeds from the sale based on indicative bids received from prospective buyers, including principal payments received or committed advances made after the cutoff date through March 31, 2011 that are part of the settlement.

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

Table 11 - Nonperforming Assets by Quarter (1)

(in thousands)

	00000	00000	00000	00000	00000	00000	00000	00000	00000
	March 31, 2011			December 31, 2010			March 31, 2010
	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total
	Loans	Properties	NPAs	Loans	Properties	NPAs	Loans	Properties	NPAs
BY CATEGORY
Commercial (sec. by RE)	$20,648	$7,886	$28,534	$44,927	$23,659	$68,586	$45,918	$21,597	$67,515
Commercial construction	3,701	11,568	15,269	21,374	17,808	39,182	23,556	14,285	37,841
Commercial & industrial	2,198	—	2,198	5,611	—	5,611	3,610	—	3,610

Total commercial	26,547	19,454	46,001	71,912	41,467	113,379	73,084	35,882	108,966
Residential construction	32,038	25,807	57,845	54,505	78,231	132,736	147,326	74,220	221,546
Residential mortgage	23,711	9,117	32,828	51,083	22,510	73,593	57,920	26,173	84,093
Consumer / installment	1,473	—	1,473	1,594	—	1,594	2,472	—	2,472

Total NPAs	$83,769	$54,378	$138,147	$179,094	$142,208	$321,302	$280,802	$136,275	$417,077

Balance as a % of Unpaid Principal	57.3%	30.3%	42.4%	67.2%	64.4%	65.9%	71.6%	67.5%	70.2%
BY MARKET
Atlanta MSA	$21,501	$16,913	$38,414	$48,289	$41,154	$89,443	$81,914	$36,951	$118,865
Gainesville MSA	4,332	2,157	6,489	5,171	9,273	14,444	17,058	3,192	20,250
North Georgia	30,214	23,094	53,308	83,551	66,211	149,762	109,280	63,128	172,408
Western North Carolina	18,849	7,802	26,651	25,832	11,553	37,385	31,353	8,588	39,941
Coastal Georgia	5,847	3,781	9,628	11,145	11,901	23,046	33,438	21,871	55,309
East Tennessee	3,026	631	3,657	5,106	2,116	7,222	7,759	2,545	10,304

Total NPAs	$83,769	$54,378	$138,147	$179,094	$142,208	$321,302	$280,802	$136,275	$417,077

(1)	Excludes non-performing loans and foreclosed properties covered by the loss-sharing agreement with the FDIC, related to the acquisition of SCB.

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

Table 12 - Activity in Nonperforming Assets by Quarter

(in thousands)

	00000	00000	00000	00000	00000	00000	00000	00000	00000
	First Quarter 2011 (1)(2)			Fourth Quarter 2010 (1)			First Quarter 2010 (1)
	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total
	Loans	Properties	NPAs	Loans	Properties	NPAs	Loans	Properties	NPAs
Beginning Balance	$179,094	$142,208	$321,302	$217,766	$129,964	$347,730	$264,092	$120,770	$384,862
Loans placed on non-accrual	54,730	—	54,730	81,023	—	81,023	139,030	—	139,030
Payments received	(3,550)	—	(3,550)	(7,250)	—	(7,250)	(5,733)	—	(5,733)
Loan charge-offs	(43,969)	—	(43,969)	(47,913)	—	(47,913)	(58,897)	—	(58,897)
Foreclosures	(17,052)	17,052	—	(61,432)	61,432	—	(49,233)	49,233	—
Capitalized costs	—	270	270	—	170	170	—	320	320
Note / property sales	(11,400)	(44,547)	(55,947)	(3,100)	(33,509)	(36,609)	(8,457)	(25,951)	(34,408)
Loans trans to held for sale	(74,084)	—	(74,084)	—	—	—	—	—	—
Write downs	—	(48,585)	(48,585)	—	(8,031)	(8,031)	—	(4,579)	(4,579)
Net gains (losses) on sales	—	(12,020)	(12,020)	—	(7,818)	(7,818)	—	(3,518)	(3,518)

Ending Balance	$83,769	$54,378	$138,147	$179,094	$142,208	$321,302	$280,802	$136,275	$417,077

(1)	Excludes non-performing loans and foreclosed properties covered by the loss-sharing agreement with the FDIC, related to the acquisition of SCB.

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

Wholesale Funding

The Bank is a shareholder in the Federal Home Loan Bank (“FHLB”) of Atlanta. Through this affiliation, FHLB secured advances totaled $55.1 million and $114 million as of March 31, 2011 and 2010, respectively. United anticipates continued use of this short- and long-term source of funds. FHLB advances outstanding at March 31, 2011 had fixed interest rates ranging up to 4.49%. During the third quarter of 2010, United prepaid approximately $50 million of fixed-rate advances and incurred prepayment charges of $2.23 million. Additional information regarding FHLB advances is provided in Note 12 to the consolidated financial statements included in United’s 2010 Form 10-K.

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

At March 31, 2011, United had sufficient qualifying collateral to increase FHLB advances by $979 million and Federal Reserve discount window capacity of $149 million. United’s internal policy limits brokered deposits to 25% of total assets. At March 31, 2011, United had the capacity to increase brokered deposits by $1.24 billion, subject to certain regulatory approvals, and still remain within this limit. In addition to these wholesale sources, United has the ability to attract retail deposits at any time by competing more aggressively on pricing.

As disclosed in United’s consolidated statement of cash flows, net cash provided by operating activities was $40.1 million for the three months ended March 31, 2011. The net loss of $237 million for the three month period included non-cash expenses for the provision for loan losses of $190 million and losses and write downs on foreclosed property of $60.6 million. Net cash used in investing activities of $92.4 million consisted primarily of purchases of securities of $407 million and purchases of premises and equipment of $3.60 million, that were offset by proceeds from sales of securities of $51.2 million, maturities and calls of investment securities of $137 million, net proceeds from sales of other real estate and notes of $47.4 million, and a net decrease in loans of $93.9 million. Net cash provided by financing activities of $493 million consisted primarily of a net increase of $129 million in deposits and the proceeds from $363 million in newly issued common and preferred stock. In the opinion of management, United had a significant excess liquidity position at March 31, 2011, which was sufficient to meet its expected cash flow requirements.

Capital Resources and Dividends

Shareholders’ equity at March 31, 2011 was $586 million, an increase of $117 million from December 31, 2010. Accumulated other comprehensive income, which includes unrealized gains and losses on securities available for sale and the unrealized gains and losses on derivatives qualifying as cash flow hedges, is excluded in the calculation of regulatory capital adequacy ratios. Excluding the change in the accumulated other comprehensive income, shareholders’ equity increased $123 million from December 31, 2010.

During the first quarter of 2011, United closed the Private Placement. Pursuant to the Private Placement, the Investors purchased and United issued $3.29 million of the Company’s existing common stock, consisting of 3,467,699 shares, for $9.50 per share and issued $347 million in preferred stock consisting of 195,872 shares of Series F Preferred Stock, and 151,185 shares of Series G Preferred Stock. Under the terms of the Private Placement Agreement and following receipt of required shareholder approvals, the Series F Preferred Stock will be mandatorily convertible into 20,618,101 shares of voting common stock and the Series G Preferred Stock will be mandatorily convertible into 15,914,199 shares of non-voting common stock. Following such conversion, the Investors will own an aggregate of 24,085,801 shares of common stock and 15,914,199 shares of non-voting common stock. The Private Placement resulted in an increase to shareholders’ equity of $363 million.

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

Table 13—Stock Price Information

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	2011				2010
				Avg Daily				Avg Daily
	High	Low	Close	Volume	High	Low	Close	Volume

First quarter	$11.85	$5.95	$11.65	227,321	$25.00	$16.05	$22.05	176,585
Second quarter					31.00	19.30	19.75	169,997
Third quarter					20.50	10.20	11.20	162,032
Fourth quarter					13.00	5.50	9.75	216,916

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

The following table shows United’s capital ratios, as calculated under regulatory guidelines, at March 31, 2011, December 31, 2010 and March 31, 2010.

Table 14—Capital Ratios

(dollars in thousands)

	00000	00000	00000	00000	00000	00000	00000	00000	00000
	Regulatory		United Community Banks, Inc.
	Guidelines		(Consolidated)				United Community Bank
			(As restated)		(As restated)		(As restated)	(As restated)
		Well	March 31, 2011		December 31,	March 31,	March 31,	December 31,	March 31,
	Minimum	Capitalized	Pro Forma (1)	Actual	2010	2010	2011	2010	2010
Risk-based ratios:
Tier I capital	4.0%	6.0%	13.03%	7.43%	9.81%	11.72%	12.71%	10.85%	12.52%
Total capital	8.0	10.0	15.53	14.85	12.25	14.45	14.49	12.61	14.37
Leverage ratio	3.0	5.0	8.33	4.75	6.76	8.15	8.12	7.45	8.65
Tier I capital			$613,428	$349,734	$489,279	$622,287	$597,963	$540,183	$664,163
Total capital			731,307	699,468	611,098	767,099	681,671	627,829	761,777

(1)

Pro forma ratios and capital amounts assume conversion of Series F and Series G preferred stock to common stock as of period-end. Conversion is mandatory following shareholder approval of the transaction which is expected at United’s annual sharehol

United’s Tier I capital excludes other comprehensive income, and consists of stockholders’ equity and qualifying capital securities, less goodwill and deposit-based intangibles. Tier II capital components include supplemental capital items such as a qualifying allowance for loan losses and qualifying subordinated debt. Tier I capital plus Tier II capital components is referred to as Total Risk-Based capital.

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

There have been no material changes in United’s quantitative and qualitative disclosures about market risk as of March 31, 2011 from that presented in the Annual Report on Form 10-K for the year ended December 31, 2010. The interest rate sensitivity position at March 31, 2011 is included in management’s discussion and analysis on page 51 of this report.

Item 4.	Controls and Procedures

United’s management, including the Chief Executive Officer and Chief Financial Officer, supervised and participated in an evaluation of the Company’s disclosure controls and procedures as of March 31, 2011. Based on, and as of the date of that evaluation, United’s Chief Executive Officer and Chief Financial Officer initially concluded that the disclosure controls and procedures were effective in accumulating and communicating information to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures of that information under the Securities and Exchange Commission’s rules and forms and that the disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports that are filed or submitted by United under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Because of management’s subsequent decision to establish a full deferred tax asset valuation allowance as of December 31, 2010, and the resulting restatement of United’s consolidated financial statements described in more detail elsewhere in this Amendment, management has re-evaluated the effectiveness of United’s disclosure controls and procedures as of March 31, 2011. As a result of such re-evaluation, management, including the Chief Executive Officer and Chief Financial Officer, has determined that the restatement indicates there was a material weakness in United’s internal control over financial reporting as of March 31, 2011 and that United’s disclosure controls and procedures were not effective as of such date.

Specifically, management has determined that its application of ASC 740, Accounting for Income Taxes, was incorrect and that United did not have adequate controls in place to enable management to sufficiently analyze, evaluate and validate the positive and negative evidence supporting the valuation of our deferred tax assets. This deficiency, which resulted in the misstatement in United’s consolidated financial statements as of December 31, 2010, was a material weakness in United’s internal control over financial reporting as of December 31, 2010 and as of March 31, 2011. As a result, to address the above deficiency, management is currently evaluating specific additional procedures designed to increase the level of analysis, evaluation and validation of United’s valuation of deferred tax assets. No changes were made to United’s internal control over financial reporting during the first quarter of 2011 that materially affected, or are reasonably likely to materially affect, United’s internal control over financial reporting.

Part II.	Other Information

Item 1.	Legal Proceedings

In the ordinary course of operations, United and the Bank are defendants in various legal proceedings. In the opinion of management, there is no pending or threatened proceeding in which an adverse decision could result in a material adverse change in the consolidated financial condition or results of operations of United.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in United’s Form 10-K for the year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds – None

Item 3.	Defaults upon Senior Securities – None

Item 4.	(Removed and Reserved)

Item 5.	Other Information – None

Item 6.	Exhibits

3.1	Restated Articles of Incorporation of United Community Banks, Inc., as amended (incorporated herein by reference to Exhibit 3.1 to United Community Banks, Inc.’s Quarterly Report on Form 10-Q filed with the Commission on May 4, 2011.)

3.2	Amended and Restated Bylaws of United Community Banks, Inc., dated September 12, 1997, as amended (incorporated herein by reference to Exhibit 3.2 to United Community Banks, Inc.’s Quarterly Report on Form 10-Q filed with the Commission on May 4, 2011.)

4.1	See Exhibits 3.1 and 3.2 for provisions of the Restated Articles of Incorporation, as amended, and Amended and Restated Bylaws, as amended, which define the rights of security holders.

4.2	Tax Benefits Preservation Plan, dated as of February 22, 2011, by and between United Community Banks, Inc. and Illinois Stock Transfer Company, which includes the Company’s Articles of Amendment to its Restated Articles of Incorporation, setting forth the rights, restrictions, privileges and preferences of the Junior Participating Preferred Stock, Series E, as Exhibit A and Form of Right Certificate as Exhibit B (incorporated herein by reference to Exhibit 4.1 to United Community Banks, Inc.’s Current Report on Form 8-K, filed with the Commission on February 24, 2011.)

4.3	Form of Summary of Rights for Tax Benefits Preservation Plan, dated as of February 22, 2011, by and between United Community Banks, Inc. and Illinois Stock Transfer Company (incorporated herein by reference to Exhibit 4.2 to United Community Banks, Inc.’s Current Report on Form 8-K, filed with the Commission on February 24, 2011.)

4.4	Form of Warrant to Purchase Shares of Common Stock issued on February 22, 2011 (incorporated herein by reference to Exhibit 4.3 to United Community Banks, Inc.’s Current Report on Form 8-K, filed with the Commission on February 24, 2011.)

4.5	Amendment to Tax Benefits Preservation Plan, dated as of March 29, 2011, by and between United Community Banks, Inc. and Illinois Stock Transfer Company (incorporated herein by reference to Exhibit 4.1 to United Community Banks, Inc.’s Current Report on Form 8-K, filed with the Commission on March 31, 2011.)

10.1	Investment Agreement, dated as of March 16, 2011, between United Community Banks, Inc. and Corsair Georgia, L.P. (incorporated herein by reference to Exhibit 10.1 to United Community Banks, Inc.’s Current Report on Form 8-K, filed with the Commission on March 17, 2011.)

10.2	Form of Subscription Agreement, dated as of March 16, 2011, between United Community Banks, Inc. and each Additional Investor. (incorporated herein by reference to Exhibit 10.2 to United Community Banks, Inc.’s Current Report on Form 8-K, filed with the Commission on March 17, 2011.)

10.3	Asset Purchase and Sale Agreement dated April 18, 2011, among United Community Bank, CF Southeast, LLC and CF Southeast Trust 2011-1 (incorporated herein by reference to Exhibit 10.3 to United Community Banks, Inc.’s Form 10-Q filed with the Commission on May 4, 2011).

31.1	Certification by Jimmy C. Tallent, President and Chief Executive Officer of United Community Banks, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Rex S. Schuette, Executive Vice President and Chief Financial Officer of United Community Banks, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: February 9, 2012