Form 10-Q/A
period 2011-06-30
UNITED COMMUNITY BANKS INC
filed 2012-02-10
CIK 857855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 2

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

Explanatory Note

This Amendment No. 2 to the Form 10-Q/A (this “Amendment”) of United Community Banks, Inc. (“United”) amends and restates United’s Form 10-Q/A for the quarter ended June 30, 2011 that was originally filed with the Securities and Exchange Commission on August 9, 2011 (collectively with Amendment, this “Form 10-Q/A”).

This Amendment is filed to reflect United’s establishment of a full deferred tax asset valuation allowance as of December 31, 2010 and the effects thereof on certain related disclosures contained in this Form 10-Q/A, including (i) United’s previously reported income tax expense, other comprehensive income in shareholders’ equity and net loss for the first and second quarter of 2011 and full year 2010, tangible book value, tangible equity and tangible common equity to asset ratios and regulatory capital ratios as of June 30, 2011, March 31, 2011 and December 31, 2010, and (ii) United’s disclosure in Item 4 — Controls and Procedures.

Unless otherwise indicated, this Amendment does not reflect events occurring after August 9, 2011.

Part I – Financial Information

Item 1 – Financial Statements

UNITED COMMUNITY BANKS, INC.

Consolidated Statement of Operations (Unaudited)

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(As restated)		(As restated)
(in thousands, except per share data)	2011	2010	2011	2010
Interest revenue:
Loans, including fees	$60,958	$70,611	$122,065	$142,826
Investment securities, including tax exempt of $251, $295, $510 and $606	14,792	15,829	28,396	32,032
Federal funds sold, commercial paper and deposits in banks	752	759	1,571	1,697

Total interest revenue	76,502	87,199	152,032	176,555

Interest expense:
Deposits:
NOW	1,036	1,745	2,360	3,599
Money market	1,499	1,829	3,527	3,586
Savings	64	83	141	167
Time	10,995	17,718	22,727	37,916

Total deposit interest expense	13,594	21,375	28,755	45,268
Federal funds purchased, repurchase agreements and other short-term borrowings	1,074	1,056	2,116	2,094
Federal Home Loan Bank advances	570	974	1,160	1,951
Long-term debt	2,747	2,667	5,527	5,329

Total interest expense	17,985	26,072	37,558	54,642

Net interest revenue	58,517	61,127	114,474	121,913
Provision for loan losses	11,000	61,500	201,000	136,500

Net interest revenue after provision for loan losses	47,517	(373)	(86,526)	(14,587)

Fee revenue:
Service charges and fees	7,608	7,993	14,328	15,440
Mortgage loan and other related fees	952	1,601	2,446	3,080
Brokerage fees	691	586	1,368	1,153
Securities gains, net	783	—	838	61
Loss from prepayment of debt	(791)	—	(791)	—
Other	4,662	1,399	7,554	3,511

Total fee revenue	13,905	11,579	25,743	23,245

Total revenue	61,422	11,206	(60,783)	8,658

Operating expenses:
Salaries and employee benefits	26,436	23,590	51,360	47,950
Communications and equipment	3,378	3,511	6,722	6,784
Occupancy	3,805	3,836	7,879	7,650
Advertising and public relations	1,317	1,352	2,295	2,395
Postage, printing and supplies	1,085	765	2,203	1,990
Professional fees	2,350	2,178	5,680	4,121
Foreclosed property	1,891	14,540	66,790	25,353
FDIC assessments and other regulatory charges	3,644	3,566	9,057	7,192
Amortization of intangibles	760	794	1,522	1,596
Other	4,062	4,176	10,491	8,097
Loss on sale of nonperforming assets	—	45,349	—	45,349

Total operating expenses	48,728	103,657	163,999	158,477

Income (loss) from continuing operations before income taxes	12,694	(92,451)	(224,782)	(149,819)
Income tax expense (benefit)	666	(32,919)	526	(55,829)

Net income (loss) from continuing operations	12,028	(59,532)	(225,308)	(93,990)
Loss from discontinued operations, net of income taxes	—	—	—	(101)
Gain from sale of subsidiary, net of income taxes and selling costs	—	—	—	1,266

Net income (loss)	12,028	(59,532)	(225,308)	(92,825)
Preferred stock dividends and discount accretion	3,016	2,577	5,794	5,149

Net income (loss) available to common shareholders	$9,012	$(62,109)	$(231,102)	$(97,974)

Earnings (loss) from continuing operations per common share—Basic	$.35	$(3.29)	$(10.52)	$(5.25)
Earnings (loss) from continuing operations per common share—Diluted	.16	(3.29)	(10.52)	(5.25)
Earnings (loss) per common share—Basic	.35	(3.29)	(10.52)	(5.19)
Earnings (loss) per common share—Diluted	.16	(3.29)	(10.52)	(5.19)
Weighted average common shares outstanding—Basic	25,427	18,905	21,965	18,891
Weighted average common shares outstanding—Diluted	57,543	18,905	21,965	18,891

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC.

Consolidated Balance Sheet

	September 30,	September 30,	September 30,
	(As restated)	(As restated)
	June 30,	December 31,	June 30,
(in thousands, except share and per share data)	2011	2010	2010
	(unaudited)	(audited)	(unaudited)
ASSETS
Cash and due from banks	$163,331	$95,994	$115,088
Interest-bearing deposits in banks	41,863	111,901	105,183
Federal funds sold, commercial paper and short-term investments	174,996	441,562	148,227

Cash and cash equivalents	380,190	649,457	368,498
Securities available for sale	1,816,613	1,224,417	1,165,776
Securities held to maturity (fair value $379,231, 267,988 and $327,497)	371,578	265,807	322,148
Mortgage loans held for sale	19,406	35,908	22,705
Loans, net of unearned income	4,163,447	4,604,126	4,873,030
Less allowance for loan losses	127,638	174,695	174,111

Loans, net	4,035,809	4,429,431	4,698,919
Assets covered by loss sharing agreements with the FDIC	95,726	131,887	156,611
Premises and equipment, net	178,208	178,239	180,125
Accrued interest receivable	21,291	24,299	29,650
Goodwill and other intangible assets	9,922	11,446	223,600
Foreclosed property	47,584	142,208	123,910
Net deferred tax asset	—	—	111,485
Other assets	175,968	183,160	249,057

Total assets	$7,152,295	$7,276,259	$7,652,484

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand	$899,017	$793,414	$779,934
NOW	1,306,109	1,424,781	1,326,861
Money market	989,600	891,252	756,370
Savings	197,927	183,894	185,176
Time:
Less than $100,000	1,508,444	1,496,700	1,575,211
Greater than $100,000	981,154	1,002,359	1,093,975
Brokered	300,964	676,772	611,985

Total deposits	6,183,215	6,469,172	6,329,512
Federal funds purchased, repurchase agreements, and other short-term borrowings	103,666	101,067	104,127
Federal Home Loan Bank advances	40,625	55,125	104,138
Long-term debt	150,186	150,146	150,106
Unsettled securities purchases	35,634	—	20,941
Accrued expenses and other liabilities	36,368	32,171	39,243

Total liabilities	6,549,694	6,807,681	6,748,067

Shareholders’ equity:
Preferred stock, $1 par value; 10,000,000 shares authorized;
Series A; $10 stated value; 21,700 shares issued and outstanding	217	217	217
Series B; $1,000 stated value; 180,000 shares issued and outstanding	176,392	175,711	175,050
Series D; $1,000 stated value; 16,613 shares issued and outstanding	16,613	—	—
Common stock, $1 par value; 100,000,000 shares authorized; 41,554,874, 18,937,001 and 18,856,185 shares issued and outstanding	41,555	18,937	18,856
Common stock, non-voting, $1 par value; 30,000,000 shares authorized; 15,914,209 shares issued and outstanding	15,914	—	—
Common stock issuable; 83,575, 67,287 and 56,954 shares	3,574	3,894	3,898
Capital surplus	1,052,482	741,244	739,261
Accumulated deficit	(723,378)	(492,276)	(77,590)
Accumulated other comprehensive income	19,232	20,851	44,725

Total shareholders’ equity	602,601	468,578	904,417

Total liabilities and shareholders’ equity	$7,152,295	$7,276,259	$7,652,484

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC.

Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

For the Six Months Ended June 30,

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
										(Accumulated	Accumulated
	Preferred Stock						Non-Voting	Common		Deficit)	Other
(in thousands, except share and per share data)	Series A	Series B	Series D	Series F	Series G	Common Stock	Common Stock	Stock Issuable	Capital Surplus	Retained Earnings	Comprehensive Income	Total
Balance, December 31, 2009	$217	$174,408	$—	$—	$—	$18,809	$—	$3,597	$697,271	$20,384	$47,635	$962,321
Comprehensive income:
Net loss										(92,825)		(92,825)
Other comprehensive loss:
Unrealized holding gains on available for sale securities, net of deferred tax expense and reclassification adjustment											2,750	2,750
Unrealized losses on derivative financial instruments qualifying as cash flow hedges, net of deferred tax benefit											(5,660)	(5,660)

Comprehensive loss										(92,825)	(2,910)	(95,735)
Issuance of equity instruments in private equity transaction									39,813			39,813
Common stock issued to dividend Reinvestment plan and employee benefit plans (41,818 shares)						42			898			940
Amortization of stock option and restricted stock									1,428			1,428
Vesting of restricted stock (2,112 shares issued, 8,304 shares deferred)						2		607	(609)			—
Deferred compensation plan, net, including dividend equivalents								162				162
Shares issued from deferred compensation plan (3,134 shares)						3		(468)	460			(5)
Dividends on Series A preferred stock										(7)		(7)
Dividends on Series B preferred stock		642								(5,142)		(4,500)

Balance, June 30, 2010	$217	$175,050	$—	$—	$—	$18,856	$—	$3,898	$739,261	$(77,590)	$44,725	$904,417

Balance, December 31, 2010 (As restated)	$217	$175,711	$—	$—	$—	$18,937	$—	$3,894	$741,244	$(492,276)	$20,851	$468,578
Comprehensive loss (As restated):
Net loss (As restated)										(225,308)		(225,308)
Other comprehensive loss:
Unrealized holding gains on available for sale securities, net of reclassification adjustment											8,003	8,003
Unrealized losses on derivative financial instruments qualifying as cash flow hedges											(9,622)	(9,622)

Comprehensive loss (As restated)										(225,308)	(1,619)	(226,927)
Penalty received on incomplete private equity transaction (As restated)									3,250			3,250
Preferred for common equity exchange related to tax benefits preservation plan (1,551,126 common shares)			16,613			(1,551)			(15,062)			—
Conversion of Series F and Series G Preferred Stock (20,618,090 voting and 15,914,209 non-voting common shares)				(195,872)	(151,185)	20,618	15,914		310,525			—
Common stock issued to dividend reinvestment plan and employee benefit plans (78,584 shares)						79			665			744
Common and preferred stock issued (3,467,699 common shares)				195,872	151,185	3,468			11,035			361,560
Amortization of stock options and restricted stock awards									758			758
Vesting of restricted stock (1,417 shares issued, 6,382 shares deferred)						1		54	(55)			—
Deferred compensation plan, net, including dividend equivalents								127				127
Shares issued from deferred compensation plan (3,209 shares)						3		(501)	498			—
Tax on option exercise and restricted stock vesting									(376)			(376)
Dividends on Series A preferred stock										(7)		(7)
Dividends on Series B preferred stock		681								(5,200)		(4,519)
Dividends on Series D preferred stock										(587)		(587)

Balance, June 30, 2011 (As restated)	$217	$176,392	$16,613	$—	$—	$41,555	$15,914	$3,574	$1,052,482	$(723,378)	$19,232	$602,601

Comprehensive income (loss) for the second quarters of 2011 and 2010 was $16,309,000 and $(60,133,000), respectively.

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC.

Consolidated Statement of Cash Flows (Unaudited)

	September 30,	September 30,
	Six Months Ended
	June 30,
	(As restated)
(in thousands)	2011	2010
Operating activities:
Net loss	$(225,308)	$(92,825)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and accretion	9,374	7,747
Provision for loan losses	201,000	136,500
Stock based compensation	758	1,428
Securities gains, net	(838)	(61)
Losses and write downs on sales of other real estate owned	60,505	19,289
Gain from sale of subsidiary	—	(2,110)
Loss on sale of nonperforming assets	—	45,349
Loss on prepayment of borrowings	791	—
Changes in assets and liabilities:
Other assets and accrued interest receivable	41,184	(55,249)
Accrued expenses and other liabilities	1,078	(6,888)
Mortgage loans held for sale	16,502	7,521

Net cash provided by operating activities	105,046	60,701

Investing activities:
Investment securities held to maturity:
Proceeds from maturities and calls	34,742	12,059
Purchases	(141,862)	(19,617)
Investment securities available for sale:
Proceeds from sales	106,603	40,817
Proceeds from maturities and calls	220,018	432,436
Purchases	(875,250)	(398,877)
Net decrease in loans	64,778	50,600
Proceeds from loan sales	99,298	22,331
Proceeds from sales of premises and equipment	534	39
Purchases of premises and equipment	(5,276)	(3,601)
Net cash received from sale of subsidiary	—	290
Net cash received from sale of nonperforming assets	—	20,618
Proceeds from sale of other real estate	60,310	80,898

Net cash (used in) provided by investing activities	(436,105)	237,993

Financing activities:
Net change in deposits	(285,957)	(295,729)
Net change in federal funds purchased, repurchase agreements, and other short-term borrowings	2,599	2,738
Repayments of FHLB advances	(15,291)	(10,000)
Proceeds from issuance of common stock for dividend reinvestment and employee benefit plans	744	935
Proceeds from issuance of common and preferred stock, net of offering costs	361,560	—
Proceeds from penalty on incomplete private equity transaction	3,250	—
Cash dividends on preferred stock	(5,113)	(4,507)

Net cash provided by (used in) financing activities	61,792	(306,563)

Net change in cash and cash equivalents	(269,267)	(7,869)
Cash and cash equivalents at beginning of period	649,457	376,367

Cash and cash equivalents at end of period	$380,190	$368,498

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$36,703	$60,083
Income taxes	1,527	819
Unsettled securities purchases	35,634	20,941

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

Note 2 – Restatement of Consolidated Financial Statements

Subsequent to filing United’s quarterly report on Form 10-Q, for the period ended June 30, 2011, United determined that a full valuation allowance on its deferred tax asset should be recognized as of December 31, 2010. Management decided to establish a valuation allowance against the net deferred tax asset after reconsidering the positive and negative evidence regarding the ultimate realization of the net deferred tax asset. Realization of the net deferred tax asset is dependent upon United’s ability to generate future taxable income. Management has concluded that the objective and verifiable negative evidence represented by United’s recent losses outweighs the more subjective positive evidence. As a result of this conclusion, United has established a full valuation allowance against its deferred tax asset.

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Accordingly, the June 30, 2011 consolidated financial statements have been restated to account for this determination. The effect of this change in the consolidated financial statements was as follows (in thousands except per share amounts).

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Three Months Ended June 30, 2011			Six Months Ended June 30, 2011
	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Consolidated Statement of Operations
Income tax expense (benefit)	$5,077	$(4,411)	$666	$(89,913)	$90,439	$526
Net income (loss) from continuing operations	7,617	4,411	12,028	(134,869)	(90,439)	(225,308)
Net income (loss)	7,617	4,411	12,028	(134,869)	(90,439)	(225,308)
Net income (loss) available to common shareholders	4,601	4,411	9,012	(140,663)	(90,439)	(231,102)
Income (loss) from continuing operations per common share—basic	0.18	0.17	0.35	(6.40)	(4.12)	(10.52)
Income (loss) from continuing operations per common share—diluted	0.08	0.08	0.16	(6.40)	(4.12)	(10.52)
Income (loss) per common share—basic	0.18	0.17	0.35	(6.40)	(4.12)	(10.52)
Income (loss) per common share—diluted	0.08	0.08	0.16	(6.40)	(4.12)	(10.52)

Consolidated Statement of Changes in Shareholders’ Equity
Net loss				$(134,869)	$(90,439)	$(225,308)
Unrealized holding losses on available for sale securities				5,133	2,870	8,003
Unrealized losses on derivative financial instrument qualifying as cash flow hedges				(5,879)	(3,743)	(9,622)
Comprehensive loss				(135,615)	(91,312)	(226,927)

Consolidated Statement of Cash Flows
Operating activities:
Net loss				$(134,869)	$(90,439)	$(225,308)
Net change in other assets and accrued interest receivable				(49,255)	90,439	41,184

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	As of June 30, 2011			As of December 31, 2010
	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Consolidated Balance Sheet
Net deferred tax asset	$261,268	$(261,268)	$—	$166,937	$(166,937)	$—
Other assets	172,074	3,894	175,968	183,160	—	183,160
Total assets	7,409,669	(257,374)	7,152,295	7,443,196	(166,937)	7,276,259
Capital surplus	1,051,607	875	1,052,482	741,244	—	741,244
(Accumulated deficit) retained earnings	(476,230)	(247,148)	(723,378)	(335,567)	(156,709)	(492,276)
Accumulated other comprehensive income	30,333	(11,101)	19,232	31,079	(10,228)	20,851
Total shareholders’ equity	859,975	(257,374)	602,601	635,515	(166,937)	468,578
Total liabilities and shareholders’ equity	7,409,669	(257,374)	7,152,295	7,443,196	(166,937)	7,276,259

Note 3 – Accounting Standards Updates

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

	September 30,	September 30,	September 30,	September 30,
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of June 30, 2011
U.S. Government agencies	$5,000	$—	$—	$5,000
State and political subdivisions	49,122	1,823	292	50,653
Mortgage-backed securities (1)	317,456	6,184	62	323,578

Total	$371,578	$8,007	$354	$379,231

As of December 31, 2010
U.S. Government agencies	$11,939	$79	$—	$12,018
State and political subdivisions	47,007	416	1,005	46,418
Mortgage-backed securities (1)	206,861	2,700	9	209,552

Total	$265,807	$3,195	$1,014	$267,988

As of June 30, 2010
U.S. Government agencies	$70,284	$1,076	$—	$71,360
State and political subdivisions	26,246	252	7	26,491
Mortgage-backed securities (1)	225,618	4,046	18	229,646

Total	$322,148	$5,374	$25	$327,497

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

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Proceeds from sales	$55,363	$—	$106,603	$40,817

Gross gains on sales	$838	$—	$1,169	$1,260
Gross losses on sales	55	—	331	249
Impairment losses	—	—	—	950

Net gains on sales of securities	$783	$—	$838	$61

Income tax expense attributable to sales	$305	$—	$326	$24

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

Changes in the allowance for loan losses for the three and six months ended June 30, 2011 and 2010 are summarized as follows (in thousands).

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Balance beginning of period	$133,121	$173,934	$174,695	$155,602
Provision for loan losses	11,000	61,500	201,000	136,500
Charge-offs:
Commercial (secured by real estate)	3,433	9,791	52,140	12,727
Commercial construction	980	1,460	50,695	3,671
Commercial (commercial and industrial)	604	1,764	4,966	6,318
Residential construction	6,769	41,781	99,024	85,971
Residential mortgage	4,667	6,752	41,343	11,392
Consumer installment	883	1,417	1,979	2,546

Total loans charged-off	17,336	62,965	250,147	122,625

Recoveries:
Commercial (secured by real estate)	174	34	274	1,006
Commercial construction	111	—	111	5
Commercial (commercial and industrial)	81	897	403	1,341
Residential construction	140	266	257	1,356
Residential mortgage	78	235	371	324
Consumer installment	269	210	674	602

Total recoveries	853	1,642	2,090	4,634

Net charge-offs	16,483	61,323	248,057	117,991

Balance end of period	$127,638	$174,111	$127,638	$174,111

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

	00000	00000	00000	00000	00000	00000	00000	00000
			Commercial
	Commercial		(Commercial
	(Secured by	Commercial	and	Residential	Residential	Consumer
	Real Estate)	Construction	Industrial)	Construction	Mortgage	Installment	Unallocated	Total
Six Months Ended June 30, 2011
Allowance for loan losses:
Beginning balance	$31,191	$6,780	$7,580	$92,571	$22,305	$3,030	$11,238	$174,695
Charge-offs	(52,140)	(50,695)	(4,966)	(99,024)	(41,343)	(1,979)	—	(250,147)
Recoveries	274	111	403	257	371	674	—	2,090
Provision	42,671	51,256	4,016	55,249	49,063	498	(1,753)	201,000

Ending balance	$21,996	$7,452	$7,033	$49,053	$30,396	$2,223	$9,485	$127,638

Ending allowance attributable to loans:
Individually evaluated for impairment	$78	$450	$—	$—	$639	$—	$—	$1,167
Collectively evaluated for impairment	21,918	7,002	7,033	49,053	29,757	2,223	9,485	126,471

Total ending allowance balance	$21,996	$7,452	$7,033	$49,053	$30,396	$2,223	$9,485	$127,638

Loans:
Individually evaluated for impairment	$14,780	$1,015	$—	$12,611	$7,247	$—	$—	$35,653
Collectively evaluated for impairment	1,726,974	194,175	428,058	489,298	1,169,979	119,310	—	4,127,794

Total loans	$1,741,754	$195,190	$428,058	$501,909	$1,177,226	$119,310	$—	$4,163,447

December 31, 2010
Allowance for loan losses:
Ending allowance attributable to loans:
Individually evaluated for impairment	$268	$—	$—	$644	$137	$—	$—	$1,049
Collectively evaluated for impairment	30,923	6,780	7,580	91,927	22,168	3,030	11,238	173,646

Total ending allowance balance	$31,191	$6,780	$7,580	$92,571	$22,305	$3,030	$11,238	$174,695

Loans:
Individually evaluated for impairment	$41,818	$20,311	$5,874	$39,505	$15,468	$—	$—	$122,976
Collectively evaluated for impairment	1,719,606	276,271	435,644	655,661	1,263,312	130,656	—	4,481,150

Total loans	$1,761,424	$296,582	$441,518	$695,166	$1,278,780	$130,656	$—	$4,604,126

Six Months Ended June 30, 2010
Allowance for loan losses:
Beginning balance	$19,208	$5,861	$6,892	$93,585	$17,266	$2,545	$10,245	$155,602
Charge-offs	(12,727)	(3,671)	(6,318)	(85,971)	(11,392)	(2,546)	—	(122,625)
Recoveries	1,006	5	1,341	1,356	324	602	—	4,634
Provision	11,726	6,209	7,365	95,794	13,005	2,171	230	136,500

Ending balance	$19,213	$8,404	$9,280	$104,764	$19,203	$2,772	$10,475	$174,111

Ending allowance attributable to loans:
Individually evaluated for impairment	$—	$203	$30	$685	$222	$—	$—	$1,140
Collectively evaluated for impairment	19,213	8,201	9,250	104,079	18,981	2,772	10,475	172,971

Total ending allowance balance	$19,213	$8,404	$9,280	$104,764	$19,203	$2,772	$10,475	$174,111

Loans:
Individually evaluated for impairment	$48,018	$16,917	$7,909	$65,622	$24,106	$—	$—	$162,572
Collectively evaluated for impairment	1,732,124	325,223	433,188	754,308	1,331,476	134,139	—	4,710,458

Total loans	$1,780,142	$342,140	$441,097	$819,930	$1,355,582	$134,139	$—	$4,873,030

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

	September 30,	September 30,	September 30,
	June 30,	December 31,	June 30,
	2011	2010	2010
Period-end loans with no allocated allowance for loan losses	$32,791	$115,338	$150,083
Period-end loans with allocated allowance for loan losses	2,862	7,638	12,489
Total	$35,653	$122,976	$162,572

Amount of allowance for loan losses allocated	$1,167	$1,049	$1,140

The average balances of impaired loans and income recognized on impaired loans while they were considered impaired is presented below for the three and six months ended June 30, 2011 and 2010 (in thousands).

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Average balance of individually evaluated impaired loans during period	$42,099	$171,469	$68,631	$191,161
Interest income recognized during impairment	—	—	—	—
Cash-basis interest income recognized	—	—	—	—

The following table presents loans individually evaluated for impairment by class of loans as of June 30, 2011, December 31, 2010 and June 30, 2010 (in thousands).

	00000	00000	00000	00000	00000	00000	00000	00000	00000
	June 30, 2011			December 31, 2010			June 30, 2010
			Allowance			Allowance			Allowance
	Unpaid		for Loan	Unpaid		for Loan	Unpaid		for Loan
	Principal	Recorded	Losses	Principal	Recorded	Losses	Principal	Recorded	Losses
	Balance	Investment	Allocated	Balance	Investment	Allocated	Balance	Investment	Allocated
With no related allowance recorded:
Commercial (secured by real estate)	$19,653	$13,572	$—	$60,238	$39,588	$—	$63,663	$48,018	$—
Commercial construction	—	—	—	33,898	20,311	—	21,563	11,810	—
Commercial (commercial and industrial)	—	—	—	10,115	5,874	—	9,212	7,172	—

Total commercial	19,653	13,572	—	104,251	65,773	—	94,438	67,000	—
Residential construction	27,441	12,611	—	59,502	34,597	—	128,082	62,595	—
Residential mortgage	10,006	6,608	—	21,528	14,968	—	28,026	20,488	—
Consumer installment	—	—	—	—	—	—	—	—	—

Total with no related allowance recorded	57,100	32,791	—	185,281	115,338	—	250,546	150,083	—

With an allowance recorded:
Commercial (secured by real estate)	1,398	1,208	78	2,230	2,230	268	—	—	—
Commercial construction	1,441	1,015	450	—	—	—	5,146	5,107	203
Commercial (commercial and industrial)	—	—	—	—	—	—	737	737	30

Total commercial	2,839	2,223	528	2,230	2,230	268	5,883	5,844	233
Residential construction	—	—	—	14,480	4,908	644	3,197	3,027	685
Residential mortgage	639	639	639	500	500	137	3,618	3,618	222
Consumer installment	—	—	—	—	—	—	—		—

Total with an allowance recorded	3,478	2,862	1,167	17,210	7,638	1,049	12,698	12,489	1,140

Total	$60,578	$35,653	$1,167	$202,491	$122,976	$1,049	$263,244	$162,572	$1,140

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

	September 30,	September 30,	September 30,
	Nonaccrual Loans
	June 30, 2011	December 31, 2010	June 30, 2010

Commercial (secured by real estate)	$17,764	$44,927	$56,013
Commercial construction	2,782	21,374	17,872
Commercial (commercial and industrial)	1,998	5,611	7,245

Total commercial	22,544	71,912	81,130
Residential construction	22,643	54,505	88,375
Residential mortgage	24,809	51,083	53,175
Consumer installment	1,069	1,594	1,655

Total	$71,065	$179,094	$224,335

Balance as a percentage of unpaid principal	64.5%	67.2%	69.4%

The following table presents the aging of the recorded investment in past due loans as of June 30, 2011, December 31, 2010 and June 30, 2010 by class of loans (in thousands).

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
As of June 30, 2011

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 7 – Foreclosed Property

Major classifications of foreclosed properties at June 30, 2011, December 31, 2010 and June 30, 2010 are summarized as follows (in thousands).

	September 30,	September 30,	September 30,
	June 30, 2011	December 31, 2010	June 30, 2010

Commercial (secured by real estate)	$11,944	$25,893	$14,390
Commercial construction	6,764	17,808	11,699

Total commercial	18,708	43,701	26,089
Residential construction	47,916	91,385	80,327
Residential mortgage	11,346	23,687	26,066

Total foreclosed property	77,970	158,773	132,482
Less valuation allowance	30,386	16,565	8,572

Foreclosed property, net	$47,584	$142,208	$123,910

Balance as a percentage of original loan unpaid principal	32.6%	64.4%	71.9%

Activity in the valuation allowance for foreclosed property is presented in the following table (in thousands).

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Balance at beginning of year	$53,023	$9,992	$16,565	$7,433
Additions charged to expense	3,118	6,094	51,703	10,673
Direct write downs	(25,755)	(7,514)	(37,882)	(9,534)

Balance at end of period	$30,386	$8,572	$30,386	$8,572

Expenses related to foreclosed assets include (in thousands).

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net (gain) loss on sales	$(3,218)	$5,098	$8,802	$8,616
Provision for unrealized losses	3,118	6,094	51,703	10,673
Operating expenses, net of rental income	1,991	3,348	6,285	6,064

Total foreclosed property expense	$1,891	$14,540	$66,790	$25,353

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

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended June 30,		Six Months Ended June 30,
	(As restated) 2011	2010	(As restated) 2011	2010

Net income (loss) available to common shareholder	$9,012	$(62,109)	$(231,102)	$(97,974)

Weighted average shares outstanding:
Basic	25,427	18,905	21,965	18,891
Effect of dilutive securities
Convertible securities	32,116	—	—	—
Stock options	—	—	—	—
Warrants	—	—	—	—

Diluted	57,543	18,905	21,965	18,891

Earnings (loss) per common share:
Basic	$.35	$(3.29)	$(10.52)	$(5.19)

Diluted	$.16	$(3.29)	$(10.52)	$(5.19)

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

Derivatives designated as hedging instruments under ASC 815 Hedge Accounting (in thousands).

	September 30,	September 30,	September 30,	September 30,
		Fair Value
Interest Rate Products	Balance Sheet Location	June 30, 2011	December 31, 2010	June 30, 2010

Asset derivatives	Other assets	$—	$—	$1,167

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

The following table shows stock option activity for the first six months of 2011.

	September 30,	September 30,	September 30,	September 30,
Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinisic Value ($000)

Outstanding at December 31, 2010	678,313	$92.99
Forfeited	(6,527)	42.59
Expired	(65,674)	69.26

Outstanding at June 30, 2011	606,112	96.11	4.4	$—

Exercisable at June 30, 2011	548,453	100.77	4.0	—

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The table below presents the activity in restricted stock awards for the first six months of 2011.

	September 30,	September 30,
Restricted Stock	Shares	Weighted- Average Grant- Date Fair Value

Outstanding at December 31, 2010	23,214	$59.67
Granted	375,532	10.25
Vested	(7,799)	51.86

Outstanding at June 30, 2011	390,947	12.35

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

Note 12 – Reclassifications and Reverse Stock Split

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

As part of the agreement, Fletcher received a warrant to acquire 1,411,765 shares of United’s common stock at a price of $21.25 per share. The warrant has a nine year term and expires on May 26, 2019. To date, the warrant has not been exercised. In accordance with the terms of the securities purchase agreement, Fletcher has the right during the next two years to purchase up to $65 million in United’s Series C Convertible Preferred Stock. The Series C Convertible Preferred Stock pays a dividend equal to the lesser of 8% or LIBOR plus 4%. The Series C Convertible Preferred Stock is convertible by Fletcher into common stock at $26.25 per share (2,476,191 shares). If Fletcher had not purchased all of the Series C Convertible Preferred Stock by May 29, 2011, it was required to pay United 5% of the commitment amount not purchased by such date, and it must pay United an additional 5% of the commitment amount not purchased by May 29, 2012. Fletcher has paid United $3.25 million as it had not purchased the Series C Convertible Preferred Stock as of May 29, 2011. The payment was recorded directly in shareholders’ equity, net of applicable income tax effects. Fletcher will receive an additional warrant to purchase $35 million in common stock at $30.10 per share (1,162,791 shares) when it purchases the last $35 million of Series C Convertible Preferred Stock. All of the warrants settle on a cashless exercise basis and the net shares to be delivered upon cashless exercise will be less than what would have been issuable if the warrant had been exercised for cash.

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

Less—Cash and Notes Receivable Received in Exchange at Fair Value:
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

	September 30,	September 30,	September 30,	September 30,
June 30, 2011	Level 1	Level 2	Level 3	Total
Assets
Loans	$—	$—	$27,810	$27,810
Foreclosed properties	—	—	41,922	41,922

Total	$—	$—	$69,732	$69,732

December 31, 2010
Assets
Loans	$—	$—	$106,904	$106,904
Foreclosed properties	—	—	85,072	85,072

Total	$—	$—	$191,976	$191,976

June 30, 2010
Assets
Loans	$—	$—	$140,807	$140,807
Foreclosed properties	—	—	70,686	70,686

Total	$—	$—	$211,493	$211,493

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

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	June 30, 2011		December 31, 2010		June 30, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Securities held to maturity	$371,578	$379,231	$265,807	$267,988	$322,148	$327,497
Loans, net	4,035,809	3,889,669	4,429,431	4,196,142	4,698,919	4,407,376

Liabilities:
Deposits	6,183,215	6,174,117	6,469,172	6,481,867	6,329,512	6,350,449
Federal Home Loan Bank advances	40,625	43,763	55,125	59,498	104,138	110,964
Long-term debt	150,186	140,771	150,146	93,536	150,106	122,949

Note 16 – Bulk Sale of Loans

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

United is a bank holding company registered with the Federal Reserve under the Bank Holding Company Act of 1956 that was incorporated under the laws of the state of Georgia in 1987 and commenced operations in 1988. At June 30, 2011 United had total consolidated assets of $7.15 billion, total loans of $4.16 billion, excluding the loans acquired from Southern Community Bank (“SCB”) that are covered by loss sharing agreements and therefore have a different risk profile. United also had total deposits of $6.18 billion and stockholders’ equity of $603 million.

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

Operating income (loss) from continuing operations and operating income (loss) from continuing operations per diluted share are non-GAAP performance measures. United’s management believes that operating performance is useful in analyzing United’s financial performance trends since it excludes items that are non-recurring in nature and therefore most of the discussion in this section will refer to operating performance measures. A reconciliation of these operating performance measures to GAAP performance measures is included in the table on page 38.

United reported net operating income from continuing operations of $12.0 million for the second quarter of 2011. This compared to a net operating loss from continuing operations of $59.5 million for the second quarter of 2010. Diluted operating income from continuing operations per common share was $.16 for the second quarter of 2011, compared to a diluted operating loss from continuing operations per common share of $3.29 for the second quarter of 2010. The loss on sale of nonperforming assets to Fletcher added approximately $1.59 per share to the diluted operating loss from continuing operations for the second quarter of 2010.

For the six months ended June 30, 2011, United reported a net operating loss from continuing operations of $225 million. This compared to a net operating loss from continuing operations of $94.0 million for the first six months of 2010, which included the $30.0 million after-tax loss from the Fletcher transaction. Net loss for the six months ended June 30, 2010, which includes discontinued operations, totaled $92.8 million. Diluted operating loss from continuing operations per common share was $10.52 for the six months ended June 30, 2011, compared with diluted operating loss from continuing operations per common share of $5.25 for the same period in 2010.

United’s operating provision for loan losses was $11.0 million for the three months ended June 30, 2011, compared to $61.5 million for the same period in 2010. Net charge-offs for the second quarter of 2011 were $16.5 million, compared to $61.3 million for the second quarter of 2010. For the six months ended June 30, 2011, United’s operating provision for loan losses was $201 million, compared to $137 million for the same period of 2010. Net charge-offs for the first six months of 2011 were $248 million, compared to $118 million for the first six months of 2010. During the first quarter of 2011, performing substandard loans with a pre-charge down carrying amount of $166 million and nonperforming loans with a pre-charge down carrying amount of $101 million were collectively written down to the expected sales proceeds of $80.6 million, in conjunction with a bulk transaction (the “Bulk Loan Sale”). United recognized net charge-offs of $186 million related to the transfer of loans to the held for sale classification in the first quarter. The Bulk Loan Sale was completed on April 18, 2011. Proceeds from the sale were greater than originally estimated, resulting in a reduction of second quarter charge-offs of $7.27 million. As of June 30, 2011, United’s allowance for loan losses was $128 million, or 3.07% of loans, compared to $174 million, or 3.57% of loans, at June 30, 2010. Nonperforming assets of $119 million, which excludes assets of SCB that are covered by loss sharing agreements with the FDIC, decreased to 1.66% of total assets at June 30, 2011, compared to 4.42% as of December 31, 2010 and 4.55% as of June 30, 2010. The decrease in this ratio was due to the execution of a plan to sell approximately $293 million in substandard and nonperforming loans, and to accelerate the disposition of approximately $142 million in foreclosed properties (the “Problem Asset Disposition Plan”) as well as a general improving trend in credit quality indicators.

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

GAAP Reconciliation and Explanation

This Form 10-Q contains non-GAAP financial measures, which are performance measures determined by methods other than in accordance with GAAP. Such non-GAAP financial measures include, among others the following: operating provision for loan losses, operating fee revenue, operating revenue, operating expense, operating (loss) income from continuing operations, operating (loss) income, operating earnings (loss) from continuing operations per share, operating earnings (loss) per share, operating earnings (loss) from continuing operations per diluted share and operating earnings (loss) per diluted share. Management uses these non-GAAP financial measures because it believes they are useful for evaluating our operations and performance over periods of time, as well as in managing and evaluating our business and in discussions about our operations and performance. Management believes these non-GAAP financial measures provide users of our financial information with a meaningful measure for assessing our financial results and credit trends, as well as comparison to financial results for prior periods. These non-GAAP financial measures should not be considered as a substitute for operating results determined in accordance with GAAP and may not be comparable to other similarly titled financial measures used by other companies. A reconciliation of these operating performance measures to GAAP performance measures is included in on the table on page 38.

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

Also on April 1, 2010, United and Fletcher International Ltd (“Fletcher Ltd”, together with Fletcher Inc. and their affiliates, “Fletcher”), entered into a securities purchase agreement (the “Securities Purchase Agreement”) pursuant to which Fletcher Ltd. agreed to purchase from United, and United agreed to issue and sell to Fletcher Ltd., 65,000 shares of United’s Series C convertible preferred stock, par value $1.00 per share (the “Convertible Preferred Stock”), at a purchase price of $1,000 per share, for an aggregate purchase price of $65 million. The Convertible Preferred Stock will bear interest at an annual rate equal to the lesser of 8% or LIBOR + 4%. If all conditions precedent to Fletcher Ltd.’s obligations to purchase the Convertible Preferred Stock have been satisfied and Fletcher Ltd. had not purchased all of the Convertible Preferred Stock by May 29, 2011, it was required to pay United 5% of the commitment amount not purchased by such date, and it must pay United an additional 5% of any commitment amount not purchased by May 29, 2012. Fletcher has paid United $3.25 million as it had not purchased the Series C Convertible Preferred Stock as of May 29, 2011. As such penalty payment is associated with Fletcher’s option to purchase preferred stock and is therefore considered an equity transaction, it was recorded as an increase to capital surplus in shareholders’ equity.

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

Table 1—Financial Highlights

Selected Financial Information

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	2011		2010			Second	For the Six
	(As restated)	(As restated)	(As restated)			Quarter	Months Ended		YTD
(in thousands, except per share	Second	First	Fourth	Third	Second	2011-2010	(As restated)		2011-2010
data; taxable equivalent)	Quarter	Quarter	Quarter	Quarter	Quarter	Change	2011	2010	Change
INCOME SUMMARY
Interest revenue	$76,931	$75,965	$81,215	$84,360	$87,699		$152,896	$177,548
Interest expense	17,985	19,573	21,083	24,346	26,072		37,558	54,642

Net interest revenue	58,946	56,392	60,132	60,014	61,627	(4)%	115,338	122,906	(6)%
Operating provision for loan losses (1)	11,000	190,000	47,750	50,500	61,500		201,000	136,500
Fee revenue (2)	13,905	11,838	12,442	12,861	11,579	20	25,743	23,245	11

Total operating revenue (1)(2)	61,851	(121,770)	24,824	22,375	11,706		(59,919)	9,651
Operating expenses (3)	48,728	115,271	64,918	64,906	58,308	(16)	163,999	113,128	45
Loss on sale of nonperforming assets	—	—	—	—	45,349		—	45,349

Operating income (loss) from continuing operations before income taxes	13,123	(237,041)	(40,094)	(42,531)	(91,951)		(223,918)	(148,826)
Operating income tax expense (benefit)	1,095	295	144,760	(16,706)	(32,419)		1,390	(54,836)

Net operating income (loss) from continuing operations (1)(2)(3)	12,028	(237,336)	(184,854)	(25,825)	(59,532)		(225,308)	(93,990)
Noncash goodwill impairment charges	—	—	—	(210,590)	—		—	—
Partial reversal of fraud loss provision	—	—	11,750	—	—		—	—
Loss from discontinued operations, net of income tax	—	—	—	—	—		—	(101)
Gain from sale of subsidiary, net income tax	—	—	—	—	—		—	1,266

Net income (loss)	12,028	(237,336)	(173,104)	(236,415)	(59,532)		(225,308)	(92,825)
Preferred dividends and discount accretion	3,016	2,778	2,586	2,581	2,577		5,794	5,149

Net income (loss) available to common shareholders	$9,012	$(240,114)	$(175,690)	$(238,996)	$(62,109)		$(231,102)	$(97,974)

PERFORMANCE MEASURES
Per common share:
Diluted operating income (loss) from continuing operations (1)(2)(3)	$.16	$(13.00)	$(9.87)	$(1.50)	$(3.29)		$(10.52)	$(5.25)
Diluted income (loss) from continuing operations	.16	(13.00)	(9.25)	(12.62)	(3.29)		(10.52)	(5.25)
Diluted income (loss)	.16	(13.00)	(9.25)	(12.62)	(3.29)		(10.52)	(5.19)
Book value	7.11	2.20	15.40	25.70	38.55	(82)	7.11	38.55	(82)
Tangible book value (5)	6.94	1.69	14.80	25.26	26.96	(74)	6.94	26.96	(74)

Key performance ratios:
Return on equity (4)(6)	42.60%	(526.54)%	(196.10)%	(148.04)%	(35.89)%		(345.86)%	(27.87)%
Return on assets (6)	.66	(13.04)	(9.47)	(12.47)	(3.10)		(6.16)	(2.39)
Net interest margin (6)	3.41	3.30	3.58	3.57	3.60		3.36	3.55
Operating efficiency ratio from continuing operations (2)(3)	66.88	169.08	89.45	89.38	141.60		116.28	108.48
Equity to assets	8.06	6.15	7.80	11.37	11.84		7.11	11.87
Tangible equity to assets (5)	7.93	6.01	7.64	9.19	9.26		7.00	9.32
Tangible common equity to assets (5)	1.37	2.70	5.22	6.78	6.91		2.05	7.02
Tangible common equity to risk-weighted assets (5)	8.69	0.75	5.64	9.60	9.97		8.69	9.97
ASSET QUALITY *
Non-performing loans	$71,065	$83,769	$179,094	$217,766	$224,335		$71,065	$224,335
Foreclosed properties	47,584	54,378	142,208	129,964	123,910		47,584	123,910

Total non-performing assets (NPAs)	118,649	138,147	321,302	347,730	348,245		118,649	348,245
Allowance for loan losses	127,638	133,121	174,695	174,613	174,111		127,638	174,111
Operating net charge-offs (1)	16,483	231,574	47,668	49,998	61,323		248,057	117,991
Allowance for loan losses to loans	3.07%	3.17%	3.79%	3.67%	3.57%		3.07%	3.57%
Operating net charge-offs to average loans (1)(6)	1.58	20.71	4.03	4.12	4.98		11.46	4.75
NPAs to loans and foreclosed properties	2.82	3.25	6.77	7.11	6.97		2.82	6.97
NPAs to total assets	1.66	1.79	4.42	4.96	4.55		1.66	4.55
AVERAGE BALANCES ($ in millions)
Loans	$4,266	$4,599	$4,768	$4,896	$5,011	(15)	$4,432	$5,091	(13)
Investment securities	2,074	1,625	1,354	1,411	1,532	35	1,851	1,525	21
Earning assets	6,924	6,902	6,680	6,676	6,854	1	6,913	6,969	(1)
Total assets	7,363	7,379	7,254	7,522	7,704	(4)	7,371	7,825	(6)
Deposits	6,372	6,560	6,294	6,257	6,375	—	6,465	6,472	—
Shareholders’ equity	594	454	566	855	912	(35)	524	929	(44)
Common shares—basic (thousands)	25,427	18,466	18,984	18,936	18,905		21,965	18,891
Common shares—diluted (thousands)	57,543	18,466	18,984	18,936	18,905		21,965	18,891
AT PERIOD END ($ in millions)
Loans *	$4,163	$4,194	$4,604	$4,760	$4,873	(15)	$4,163	$4,873	(15)
Investment securities	2,188	1,884	1,490	1,310	1,488	47	2,188	1,488	47
Total assets	7,152	7,709	7,276	7,013	7,652	(7)	7,152	7,652	(7)
Deposits	6,183	6,598	6,469	5,999	6,330	(2)	6,183	6,330	(2)
Shareholders’ equity	603	586	469	662	904	(33)	603	904	(33)
Common shares outstanding (thousands)	57,469	20,903	18,937	18,887	18,856		57,469	18,856

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

*	Excludes loans and foreclosed properties covered by loss sharing agreements with the FDIC.

Table 1 Continued—Operating Earnings to GAAP Earnings Reconciliation

Selected Financial Information

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	2011		2010
	(As restated)	(As restated)	(As restated)			For the Six Months Ended
(in thousands, except per share	Second	First	Fourth	Third	Second	(As restated)
data; taxable equivalent)	Quarter	Quarter	Quarter	Quarter	Quarter	2011	2010
Interest revenue reconciliation
Interest revenue—taxable equivalent	$76,931	$75,965	$81,215	$84,360	$87,699	$152,896	$177,548
Taxable equivalent adjustment	(429)	(435)	(497)	(511)	(500)	(864)	(993)

Interest revenue (GAAP)	$76,502	$75,530	$80,718	$83,849	$87,199	$152,032	$176,555

Net interest revenue reconciliation
Net interest revenue—taxable equivalent	$58,946	$56,392	$60,132	$60,014	$61,627	$115,338	$122,906
Taxable equivalent adjustment	(429)	(435)	(497)	(511)	(500)	(864)	(993)

Net interest revenue (GAAP)	$58,517	$55,957	$59,635	$59,503	$61,127	$114,474	$121,913

Provision for loan losses reconciliation
Operating provision for loan losses	$11,000	$190,000	$47,750	$50,500	$61,500	$201,000	$136,500
Partial reversal of special fraud-related provision for loan loss	—	—	(11,750)	—	—	—	—

Provision for loan losses (GAAP)	$11,000	$190,000	$36,000	$50,500	$61,500	$201,000	$136,500

Total revenue reconciliation
Total operating revenue	$61,851	$(121,770)	$24,824	$22,375	$11,706	$(59,919)	$9,651
Taxable equivalent adjustment	(429)	(435)	(497)	(511)	(500)	(864)	(993)
Partial reversal of special fraud-related provision for loan loss	—	—	11,750	—	—	—	—

Total revenue (GAAP)	$61,422	$(122,205)	$36,077	$21,864	$11,206	$(60,783)	$8,658

Expense reconciliation
Operating expense	$48,728	$115,271	$64,918	$64,906	$103,657	$163,999	$158,477
Noncash goodwill impairment charge	—	—	—	210,590	—	—	—

Operating expense (GAAP)	$48,728	$115,271	$64,918	$275,496	$103,657	$163,999	$158,477

Income (loss) from continuing operations before taxes reconciliation
Operating income (loss) from continuing operations before taxes	$13,123	$(237,041)	$(40,094)	$(42,531)	$(91,951)	$(223,918)	$(148,826)
Taxable equivalent adjustment	(429)	(435)	(497)	(511)	(500)	(864)	(993)
Noncash goodwill impairment charge	—	—	—	(210,590)	—	—	—
Partial reversal of special fraud-related provision for loan loss	—	—	11,750	—	—	—	—

Income (loss) from continuing operations before taxes (GAAP)	$12,694	$(237,476)	$(28,841)	$(253,632)	$(92,451)	$(224,782)	$(149,819)

Income tax expense (benefit) reconciliation
Operating income tax expense (benefit)	$1,095	$295	$144,760	$(16,706)	$(32,419)	$1,390	$(54,836)
Taxable equivalent adjustment	(429)	(435)	(497)	(511)	(500)	(864)	(993)

Income tax expense (benefit) (GAAP)	$666	$(140)	$144,263	$(17,217)	$(32,919)	$526	$(55,829)

Diluted earnings (loss) from continuing operations per common share reconciliation
Diluted operating earnings (loss) from continuing operations per common share	$.16	$(13.00)	$(9.87)	$(1.50)	$(3.29)	$(10.52)	$(5.25)
Noncash goodwill impairment charge	—	—	—	(11.12)	—	—	—
Partial reversal of special fraud-related provision for loan loss	—	—	.62	—	—	—	—

Diluted earnings (loss) from continuing operations per common share (GAAP)	$.16	$(13.00)	$(9.25)	$(12.62)	$(3.29)	$(10.52)	$(5.25)

Book value per common share reconciliation
Tangible book value per common share	$6.94	$1.69	$14.80	$25.26	$26.96	$6.94	$26.96
Effect of goodwill and other intangibles	.17	.51	.60	.44	11.59	.17	11.59

Book value per common share (GAAP)	$7.11	$2.20	$15.40	$25.70	$38.55	$7.11	$38.55

Efficiency ratio from continuing operations reconciliation
Operating efficiency ratio from continuing operations	66.88%	169.08%	89.45%	89.38%	141.60%	116.28%	108.48%
Noncash goodwill impairment charge	—	—	—	290.00	—	—	—

Efficiency ratio from continuing operations (GAAP)	66.88%	169.08%	89.45%	379.38%	141.60%	116.28%	108.48%

Average equity to assets reconciliation
Tangible common equity to assets	1.37%	2.70%	5.22%	6.78%	6.91	2.05%	7.02%
Effect of preferred equity	6.56	3.31	2.42	2.41	2.35	4.95	2.30

Tangible equity to assets	7.93	6.01	7.64	9.19	9.26	7.00	9.32
Effect of goodwill and other intangibles	.13	.14	.16	2.18	2.58	.11	2.55

Equity to assets (GAAP)	8.06%	6.15%	7.80%	11.37%	11.84%	7.11%	11.87%

Actual tangible common equity to risk-weighted assets reconciliation
Tangible common equity to risk-weighted assets	8.69%	.75%	5.64%	9.60%	9.97%	8.69%	9.97%
Effect of other comprehensive income	(.42)	(.32)	(.42)	(.81)	(.87)	(.42)	(.87)
Effect of deferred tax limitation	—	—	—	(2.94)	(2.47)	—	(2.47)
Effect of trust preferred	1.15	1.13	1.06	1.06	1.03	1.15	1.03
Effect of preferred equity	4.20	5.87	3.53	3.51	3.41	4.20	3.41

Tier I capital ratio (Regulatory)	13.62%	7.43%	9.81%	10.42%	11.07%	13.62%	11.07%

Net charge-offs reconciliation
Operating net charge-offs	$16,483	$231,574	$47,668	$49,998	$61,323	$248,057	$117,991
Subsequent partial recovery of fraud-related charge-off	—	—	(11,750)	—	—	—	—

Net charge-offs (GAAP)	$16,483	$231,574	$35,918	$49,998	$61,323	$248,057	$117,991

Net charge-offs to average loans reconciliation
Operating net charge-offs to average loans	1.58%	20.71%	4.03%	4.12%	4.98%	11.46%	4.75%
Subsequent partial recovery of fraud-related charge-off	—	—	(1.00)	—	—	—	—

Net charge-offs to average loans (GAAP)	1.58%	20.71%	3.03%	4.12%	4.98%	11.46%	4.75%

Results of Operations

United reported net operating income from continuing operations of $12.0 million for the second quarter of 2011. This compared to a net operating loss from continuing operations of $59.5 million for the same period in 2010, which included an after-tax loss of $30.0 million resulting from the sale of nonperforming assets to a private equity firm. For the second quarter of 2011, diluted operating income from continuing operations per share was $.16. This compared to diluted operating loss from continuing operations per share of $3.29 for the second quarter of 2010, which included $1.59 in loss per share related to the sale of nonperforming assets. For the six months ended June 30, 2011, United reported a net operating loss from continuing operations of $225 million compared to a net operating loss from continuing operations of $94.0 million for the same period in 2010. The operating loss for the six months ended June 30, 2011 reflects the Board of Director’s decision in the first quarter to adopt the Problem Asset Disposition Plan to quickly dispose of problem assets following United’s successful Private Placement at the end of the first quarter.

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

Table 2—Average Consolidated Balance Sheets and Net Interest Analysis

For the Three Months Ended June 30,

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	2011			2010
	(As restated)
	Average		Avg.	Average		Avg.
(dollars in thousands, taxable equivalent)	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (1)(2)	$4,266,211	$60,958	5.73%	$5,010,937	$70,640	5.65%
Taxable securities (3)	2,048,683	14,541	2.84	1,503,162	15,534	4.13
Tax-exempt securities (1)(3)	25,044	411	6.56	28,920	482	6.67
Federal funds sold and other interest-earning assets	583,832	1,021	.70	311,475	1,043	1.34

Total interest-earning assets	6,923,770	76,931	4.45	6,854,494	87,699	5.13

Non-interest-earning assets:
Allowance for loan losses	(139,744)			(193,998)
Cash and due from banks	119,801			100,931
Premises and equipment	178,949			181,064
Other assets (3)	280,204			761,803

Total assets	$7,362,980			$7,704,294

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW	$1,310,441	1,036	.32	$1,325,099	1,745	.53
Money market	979,432	1,499	.61	746,039	1,829	.98
Savings	195,946	64	.13	186,628	83	.18
Time less than $100,000	1,541,909	4,990	1.30	1,605,308	7,887	1.97
Time greater than $100,000	988,810	3,873	1.57	1,110,010	6,102	2.20
Brokered	473,161	2,132	1.81	642,954	3,729	2.33

Total interest-bearing deposits	5,489,699	13,594	.99	5,616,038	21,375	1.53

Federal funds purchased and other borrowings	103,156	1,074	4.18	104,637	1,056	4.05
Federal Home Loan Bank advances	52,735	570	4.34	107,948	974	3.62
Long-term debt	150,178	2,747	7.34	150,097	2,667	7.13

Total borrowed funds	306,069	4,391	5.75	362,682	4,697	5.19

Total interest-bearing liabilities	5,795,768	17,985	1.24	5,978,720	26,072	1.75

Non-interest-bearing liabilities:
Non-interest-bearing deposits	882,151			758,558
Other liabilities	91,353			54,931

Total liabilities	6,769,272			6,792,209
Shareholders’ equity	593,708			912,085

Total liabilities and shareholders’ equity	$7,362,980			$7,704,294

Net interest revenue		$58,946			$61,627

Net interest-rate spread			3.21%			3.38%

Net interest margin (4)			3.41%			3.60%

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

Table 3—Average Consolidated Balance Sheets and Net Interest Analysis

For the Six Months Ended June 30,

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	2011			2010
	(As restated)
	Average		Avg.	Average		Avg.
(dollars in thousands, taxable equivalent)	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (1)(2)	$4,431,617	$122,028	5.55%	$5,091,445	$142,859	5.66%
Taxable securities (3)	1,825,322	27,886	3.06	1,495,447	31,426	4.20
Tax-exempt securities (1)(3)	25,434	835	6.57	29,482	991	6.72
Federal funds sold and other interest-earning assets	630,384	2,147	.68	352,683	2,272	1.29

Total interest-earning assets	6,912,757	152,896	4.45	6,969,057	177,548	5.13

Non-interest-earning assets:
Allowance for loan losses	(154,347)			(190,662)
Cash and due from banks	127,031			102,728
Premises and equipment	179,150			181,493
Other assets (3)	306,495			762,014

Total assets	$7,371,086			$7,824,630

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW	$1,341,618	2,360	.35	$1,343,297	3,599	.54
Money market	954,128	3,527	.75	734,817	3,586	.98
Savings	191,708	141	.15	183,555	167	.18
Time less than $100,000	1,541,130	10,441	1.37	1,648,739	16,778	2.05
Time greater than $100,000	989,840	8,024	1.63	1,132,767	12,872	2.29
Brokered	585,103	4,262	1.47	689,717	8,266	2.42

Total interest-bearing deposits	5,603,527	28,755	1.03	5,732,892	45,268	1.59

Federal funds purchased and other borrowings	102,132	2,116	4.18	103,355	2,094	4.09
Federal Home Loan Bank advances	53,923	1,160	4.34	111,150	1,951	3.54
Long-term debt	150,169	5,527	7.42	150,088	5,329	7.16

Total borrowed funds	306,224	8,803	5.80	364,593	9,374	5.18

Total interest-bearing liabilities	5,909,751	37,558	1.28	6,097,485	54,642	1.81

Non-interest-bearing liabilities:
Non-interest-bearing deposits	861,864			738,876
Other liabilities	75,083			59,605

Total liabilities	6,846,698			6,895,966
Shareholders’ equity	524,388			928,664

Total liabilities and shareholders’ equity	$7,371,086			$7,824,630

Net interest revenue		$115,338			$122,906

Net interest-rate spread			3.17%			3.32%

Net interest margin (4)			3.36%			3.55%

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

Table 4—Change in Interest Revenue and Expense on a Taxable Equivalent Basis

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

Table 5—Fee Revenue

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

Table 6—Operating Expenses

(dollars in thousands)

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Change	2011	2010	Change
Salaries and employee benefits	$26,436	$23,590	12%	$51,360	$47,950	7%
Communications and equipment	3,378	3,511	(4)	6,722	6,784	(1)
Occupancy	3,805	3,836	(1)	7,879	7,650	3
Advertising and public relations	1,317	1,352	(3)	2,295	2,395	(4)
Postage, printing and supplies	1,085	765	42	2,203	1,990	11
Professional fees	2,350	2,178	8	5,680	4,121	38
FDIC assessments and other regulatory charges	3,644	3,566	2	9,057	7,192	26
Amortization of intangibles	760	794	(4)	1,522	1,596	(5)
Other	4,062	4,176	(3)	10,491	8,097	30

Total excluding foreclosed property expenses and loss on NPA sale	46,837	43,768	7	97,209	87,775	11
Net (gains) losses on sales of foreclosed properties	(3,218)	5,098		8,802	8,616
Foreclosed property write downs	3,118	6,094		51,703	10,673
Foreclosed property maintenance expenses	1,991	3,348	(41)	6,285	6,064	4
Loss on sale of nonperforming assets	—	45,349		—	45,349

Total operating expenses	$48,728	$103,657	(53)	$163,999	$158,477	3

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

Income Taxes

Income tax expense for the second quarter of 2011 was $666,000 as compared with income tax benefit of $32.9 million for the second quarter of 2010, representing an effective tax rate of approximately 5.25% and 35.6%, respectively. For the first six months of 2011, income tax expense was $526,000 as compared with income tax benefit of $55.8 million for the same period in 2010. The effective tax rates were different from the statutory tax rates primarily due to interest revenue on certain investment securities and loans that are exempt from income taxes, tax exempt fee revenue, tax credits received on affordable housing investments, and the change in valuation allowance on deferred tax assets as discussed below.

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

At June 30, 2011, United had net deferred tax assets with a balance of zero, net of the valuation allowance of $263 million. Accounting Standards Codification Topic 740, Income Taxes, requires that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. Management considers both positive and negative evidence and analyzes changes in near-term market conditions as well as other factors which may impact future operating results. In making such judgments, significant weight is given to evidence that can be objectively verified. Based on the weighting of the evidence, management has determined that the objective negative evidence represented by recent losses outweighs the more subjective positive evidence. As a result, management has established a full valuation allowance against its net deferred tax assets.

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

Balance Sheet Review

Total assets at June 30, 2011, December 31, 2010 and June 30, 2010 were $7.15 billion, $7.28 billion and $7.65 billion, respectively. Average total assets for the second quarter of 2011 were $7.36 billion, down from $7.70 billion in the second quarter of 2010.

Loans

The following table presents a summary of the loan portfolio.

Table 7—Loans Outstanding (excludes loans covered by loss share agreement)

(dollars in thousands)

	September 30,	September 30,	September 30,
	June 30, 2011	December 31, 2010	June 30, 2010
By Loan Type
Commercial (secured by real estate)	$1,741,754	$1,761,424	$1,780,142
Commercial construction	195,190	296,582	342,140
Commercial (commercial and industrial)	428,058	441,518	441,097

Total commercial	2,365,002	2,499,524	2,563,379
Residential construction	501,909	695,166	819,930
Residential mortgage	1,177,226	1,278,780	1,355,582
Installment	119,310	130,656	134,139

Total loans	$4,163,447	$4,604,126	$4,873,030

As a percentage of total loans:
Commercial (secured by real estate)	42%	38%	36%
Commercial construction	5	6	7
Commercial (commercial and industrial)	10	10	9

Total commercial	57	54	52
Residential construction	12	15	17
Residential mortgage	28	28	28
Installment	3	3	3

Total	100%	100%	100%

By Geographic Location
Atlanta MSA	$1,188,262	$1,310,222	$1,373,631
Gainesville MSA	274,744	312,049	343,351
North Georgia	1,499,687	1,688,586	1,807,704
Western North Carolina	626,230	701,798	737,639
Coastal Georgia	325,650	335,020	355,719
East Tennessee	248,874	256,451	254,986

Total loans	$4,163,447	$4,604,126	$4,873,030

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

Table 8—Performing Substandard Loans

(dollars in thousands)

	September 30,	September 30,	September 30,	September 30,	September 30,
	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010
By Category
Commercial (sec. by RE)	$117,525	$119,651	$156,765	$157,245	$140,805
Commercial construction	31,347	34,887	90,745	102,592	78,436
Commercial & industrial	16,645	16,425	16,767	22,251	22,052
Total commercial	165,517	170,963	264,277	282,088	241,293

Residential construction	74,277	80,534	158,770	177,381	149,305
Residential mortgage	70,396	69,119	86,143	86,239	79,484
Installment	2,923	2,352	2,957	4,218	4,364

Total	$313,113	$322,968	$512,147	$549,926	$474,446

By Market
Atlanta MSA	$97,931	$100,200	$185,327	$214,676	$183,612
Gainesville MSA	14,957	17,417	33,962	27,097	22,602
North Georgia	140,886	148,228	212,992	229,845	199,498
North Carolina	30,202	27,280	42,335	37,085	34,742
Coastal Georgia	22,945	23,104	29,223	32,341	25,329
East Tennessee	6,192	6,739	8,308	8,882	8,663

Total loans	$313,113	$322,968	$512,147	$549,926	$474,446

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

The following table presents a summary of the changes in the allowance for loan losses for the three and six months ended June 30, 2011 and 2010.

	September 30,	September 30,	September 30,	September 30,	September 30,		September 30,	September 30,	September 30,
	Three Months Ended June 30,				Six Months Ended June 30,
	2011			2010	2011				2010
	Problem (1) Asset Disposition Plan	Other	Total	Total	Problem (1) Asset Disposition Plan	Other		Total	Total
Balance beginning of period			$133,121	$173,934		$		174,695	$155,602
Provision for loan losses			11,000	61,500				201,000	136,500
Charge-offs:
Commercial (secured by real estate)	$(1,713)	$5,146	3,433	9,791	$44,052		$8,088	52,140	12,727
Commercial construction	(1,332)	2,312	980	1,460	47,237		3,458	50,695	3,671
Commercial (commercial and industrial)	(116)	720	604	1,764	3,411		1,555	4,966	6,318
Residential construction	(2,842)	9,611	6,769	41,781	78,653		20,371	99,024	85,971
Residential mortgage	(1,255)	5,922	4,667	6,752	30,139		11,204	41,343	11,392
Consumer installment	(11)	894	883	1,417	297		1,682	1,979	2,546

Total loans charged-off	(7,269)	24,605	17,336	62,965	203,789		46,358	250,147	122,625

Recoveries:
Commercial (secured by real estate)	—	174	174	34	—		274	274	1,006
Commercial construction	—	111	111	—	—		111	111	5
Commercial (commercial and industrial)	—	81	81	897	—		403	403	1,341
Residential construction	—	140	140	266	—		257	257	1,356
Residential mortgage	—	78	78	235	—		371	371	324
Consumer installment	—	269	269	210	—		674	674	602

Total recoveries	—	853	853	1,642	—		2,090	2,090	4,634

Net charge-offs	$(7,269)	$23,752	16,483	61,323	$203,789		$44,268	248,057	117,991

Balance end of period			$127,638	$174,111		$		127,638	$174,111

Total loans: *
At period-end			$4,163,447	$4,873,030			$4,163,447		$4,873,030
Average			4,196,375	4,934,224				4,364,401	5,012,415
Allowance as a percentage of period-end loans			3.07%	3.57%				3.07	3.57%
As a percentage of average loans:
Net charge-offs			1.58	4.98				11.46	4.75
Provision for loan losses			1.05	5.00				9.29	5.49
Allowance as a percentage of non-performing loans
As reported			180	78				180	78
Excluding impaired loans with no allocated reserve			333	234				333	234

*	Excludes loans covered by loss sharing agreements with the FDIC

(1) During the first quarter of 2011, United's Problem Asset Dispostion Plan resulted in charge-offs totaling $186 million related to the Bulk Loan Sale that closed on April 18, 2011. The charge-offs were estimated based on indicative bids from prospective purchasers. Also in the first quarter related to United's Problem Asset Disposition Plan was an additional $9.5 million in charge-offs related to other bulk loan sales that were completed in the first quarter of 2011 and $15.6 million in charge-offs on foreclosed properties related to the Problem Asset Disposition Plan. The loans sold in the Bulk Loan Sale that closed April 18, 2011 were reported in the loans held for sale category at March 31, 2011 Actual losses upon closing of the Bulk Loan Sale were $179 resulting in a $7.269 million reduction in charge-offs in the second quarter. Total losses related to the Problem Asset Disposition Plan for the first six months of 2011 were $203.8 million.

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

Table 10—Nonperforming Assets

(dollars in thousands)

	September 30,	September 30,	September 30,
	June 30, 2011	December 31, 2010	June 30, 2010
Nonperforming loans*	$71,065	$179,094	$224,335
Foreclosed properties (OREO)	47,584	142,208	123,910

Total nonperforming assets	$118,649	$321,302	$348,245

Nonperforming loans as a percentage of total loans	1.71%	3.89%	4.60%
Nonperforming assets as a percentage of total loans and OREO	2.82	6.77	6.97
Nonperforming assets as a percentage of total assets	1.66	4.42	4.55

*	There were no loans 90 days or more past due that were still accruing at period end.

At June 30, 2011, nonperforming loans were $71.1 million, compared to $179 million at December 31, 2010 and $224 million at June 30, 2010. The ratio of nonperforming loans to total loans decreased from December 31, 2010 and June 30, 2010 due to the Bulk Loan Sale in April 2011, which included performing and nonperforming substandard loans. Nonperforming assets, which include nonperforming loans and foreclosed real estate, totaled $119 million at June 30, 2011, compared with $321 million at December 31, 2010 and $348 million at June 30, 2010. United sold $28.9 million and $73.5 million, respectively, of foreclosed properties during the second quarter and first six months of 2011. Both of these events helped lower the balance of foreclosed properties by 62% compared to June 30, 2010.

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

Table 11—Nonperforming Assets by Quarter (1)

(in thousands)

	000000	000000	000000	000000	000000	000000	000000	000000	000000
	June 30, 2011			December 31, 2010			June 30, 2010
	Nonaccrual Loans	Foreclosed Properties	Total NPAs	Nonaccrual Loans	Foreclosed Properties	Total NPAs	Nonaccrual Loans	Foreclosed Properties	Total NPAs
BY CATEGORY
Commercial (sec. by RE)	$17,764	$6,796	$24,560	$44,927	$23,659	$68,586	$56,013	$13,297	$69,310
Commercial construction	2,782	6,764	9,546	21,374	17,808	39,182	17,872	11,339	29,211
Commercial & industrial	1,998	—	1,998	5,611	—	5,611	7,245	—	7,245

Total commercial	22,544	13,560	36,104	71,912	41,467	113,379	81,130	24,636	105,766
Residential construction	22,643	24,968	47,611	54,505	78,231	132,736	88,375	74,444	162,819
Residential mortgage	24,809	9,056	33,865	51,083	22,510	73,593	53,175	24,830	78,005
Consumer / installment	1,069	—	1,069	1,594	—	1,594	1,655	—	1,655

Total NPAs	$71,065	$47,584	$118,649	$179,094	$142,208	$321,302	$224,335	$123,910	$348,245

Balance as a % of Unpaid Principal	64.5%	32.6%	46.3%	67.2%	64.4%	65.9%	69.4%	71.9%	70.3%

BY MARKET
Atlanta MSA	$14,700	$11,239	$25,939	$48,289	$41,154	$89,443	$74,031	$30,605	$104,636
Gainesville MSA	4,505	3,174	7,679	5,171	9,273	14,444	10,730	2,750	13,480
North Georgia	28,117	21,278	49,395	83,551	66,211	149,762	102,198	60,597	162,795
Western North Carolina	15,153	8,953	24,106	25,832	11,553	37,385	22,776	11,473	34,249
Coastal Georgia	5,357	2,564	7,921	11,145	11,901	23,046	8,341	16,548	24,889
East Tennessee	3,233	376	3,609	5,106	2,116	7,222	6,259	1,937	8,196

Total NPAs	$71,065	$47,584	$118,649	$179,094	$142,208	$321,302	$224,335	$123,910	$348,245

(1)	Excludes non-performing loans and foreclosed properties covered by the loss-sharing agreement with the FDIC, related to the acquisition of SCB.

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

Table 12—Activity in Nonperforming Assets by Quarter

(in thousands)

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Second Quarter 2011 (1)			Second Quarter 2010 (1)
	Nonaccrual Loans	Foreclosed Properties	Total NPAs	Nonaccrual Loans	Foreclosed Properties	Total NPAs
Beginning Balance	$83,769	$54,378	$138,147	$280,802	$136,275	$417,077
Loans placed on non-accrual	35,911	—	35,911	155,007	—	155,007
Payments received	(7,702)	—	(7,702)	(12,189)	—	(12,189)
Loan charge-offs	(18,888)	—	(18,888)	(62,693)	—	(62,693)
Foreclosures	(22,025)	22,025	—	(66,994)	66,994	—
Capitalized costs	—	20	20	—	305	305
Note / property sales	—	(28,939)	(28,939)	(69,598)	(68,472)	(138,070)
Loans transferred to held for sale	—	—	—	—	—	—
Write downs	—	(3,118)	(3,118)	—	(6,094)	(6,094)
Net gains (losses) on sales	—	3,218	3,218	—	(5,098)	(5,098)

Ending Balance	$71,065	$47,584	$118,649	$224,335	$123,910	$348,245

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	First Six Months 2011 (1)			First Six Months 2010 (1)
	Nonaccrual Loans	Foreclosed Properties	Total NPAs	Nonaccrual Loans	Foreclosed Properties	Total NPAs
Beginning Balance	$179,094	$142,208	$321,302	$264,092	$120,770	$384,862
Loans placed on non-accrual	90,641	—	90,641	294,037	—	294,037
Payments received	(11,252)	—	(11,252)	(17,922)	—	(17,922)
Loan charge-offs	(62,857)	—	(62,857)	(121,590)	—	(121,590)
Foreclosures	(39,077)	39,077	—	(116,227)	116,227	—
Capitalized costs	—	290	290	—	625	625
Note / property sales	(11,400)	(73,486)	(84,886)	(78,055)	(94,423)	(172,478)
Loans transferred to held for sale	(74,084)	—	(74,084)	—	—	—
Write downs	—	(51,703)	(51,703)	—	(10,673)	(10,673)
Net losses on sales	—	(8,802)	(8,802)	—	(8,616)	(8,616)

Ending Balance	$71,065	$47,584	$118,649	$224,335	$123,910	$348,245

(1)	Excludes non-performing loans and foreclosed properties covered by the loss-sharing agreement with the FDIC, related to the acquisition of SCB.

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

During the second quarter of 2010, United transferred securities available for sale with a fair value of $315 million to held to maturity. The transferred securities were those that United has the ability and positive intent to hold until maturity. Generally, the transferred securities had longer durations and were more susceptible to market price volatility due to changes in interest rates. At June 30, 2011, United had securities held to maturity with a carrying value of $372 million and securities available for sale totaling $1.82 billion. At June 30, 2011, December 31, 2010, and June 30, 2010, the securities portfolio represented approximately 31%, 20%, and 19% of total assets, respectively.

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

At June 30, 2011, United had sufficient qualifying collateral to increase FHLB advances by $1.39 billion and Federal Reserve discount window capacity of $142 million. United’s internal policy limits brokered deposits to 25% of total assets. At June 30, 2011, United had the capacity to increase brokered deposits by $1.49 billion, subject to certain regulatory approvals, and still remain within this limit. In addition to these wholesale sources, United has the ability to attract retail deposits at any time by competing more aggressively on pricing.

As disclosed in United's consolidated statement of cash flows, net cash provided by operating activities was $105 million for the six months ended June 30, 2011. The net loss of $225 million for the six month period included non-cash expenses for the provision for loan losses of $201 million and losses and write downs on foreclosed property of $60.5 million. In addition, other assets decreased $41.2 million. Net cash used in investing activities of $436 million consisted primarily of purchases of securities of $1.02 billion and purchases of premises and equipment of $5.28 million, that were offset by proceeds from sales of securities of $107 million, maturities and calls of investment securities of $255 million, net proceeds from sales of other real estate and notes of $60.3 million, proceeds from note sales of $99.3 million, and a net decrease in loans of $64.8 million. Net cash provided by financing activities of $61.8 million consisted primarily of the proceeds from $362 million in newly issued common and preferred stock offset by a net decrease in deposits of $286 million. United also paid $15.3 million to settle FHLB advances totaling $14.5 million. In the opinion of management, United had a significant excess liquidity position at June 30, 2011, which was sufficient to meet its expected cash flow requirements.

Capital Resources and Dividends

Shareholders’ equity at June 30, 2011 was $603 million, an increase of $134 million from December 31, 2010. Accumulated other comprehensive income, which includes unrealized gains and losses on securities available for sale and the unrealized gains and losses on derivatives qualifying as cash flow hedges, is excluded in the calculation of regulatory capital adequacy ratios. Excluding the change in the accumulated other comprehensive income, shareholders’ equity increased $136 million from December 31, 2010.

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

Table 13—Stock Price Information *

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	2011				2010
	High	Low	Close	Avg Daily Volume	High	Low	Close	Avg Daily Volume
First quarter	$11.85	$5.95	$11.65	227,321	$25.00	$16.05	$22.05	176,585
Second quarter	14.65	9.80	10.56	139,741	31.00	19.30	19.75	169,997
Third quarter					20.50	10.20	11.20	162,032
Fourth quarter					13.00	5.50	9.75	216,916

*	The stock price information shown above has been adjusted to reflect United's 1 for 5 reverse stock split as though it had occurred at the beginning of the earliest reported period.

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

The following table shows United’s capital ratios, as calculated under regulatory guidelines, at June 30, 2011, December 31, 2010 and June 30, 2010.

Table 14—Capital Ratios

(dollars in thousands)

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Regulatory Guidelines		United Community Banks, Inc. (Consolidated)			United Community Bank
	Minimum	Well Capitalized	(As restated) June 30, 2011	(As restated) December 31, 2010	June 30, 2010	(As restated) June 30, 2011	(As restated) December 31, 2010	June 30, 2010
Risk-based ratios:
Tier I capital	4.0%	6.0%	13.62%	9.81%	11.07%	13.33%	10.85%	10.90%
Total capital	8.0	10.0	16.16	12.25	13.85	15.12	12.61	12.67
Leverage ratio	3.0	5.0	8.52	6.76	7.72	8.35	7.45	7.71

Tier I capital			$626,485	$489,279	$568,047	$613,016	$540,183	$638,943
Total capital			742,930	611,098	710,765	695,358	627,829	743,137

United’s Tier I capital excludes other comprehensive income, and consists of shareholders' equity and qualifying capital securities, less goodwill and deposit-based intangibles. Tier II capital components include supplemental capital items such as a qualifying allowance for loan losses and qualifying subordinated debt. Tier I capital plus Tier II capital components is referred to as Total Risk-Based capital.

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

There have been no material changes in United’s quantitative and qualitative disclosures about market risk as of June 30, 2011 from that presented in the Annual Report on Form 10-K for the year ended December 31, 2010. The interest rate sensitivity position at June 30, 2011 is included in management’s discussion and analysis on page 53 of this report.

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

Because of management’s subsequent decision to establish a full deferred tax asset valuation allowance as of December 31, 2010, and the resulting restatement of United’s consolidated financial statements described in more detail elsewhere in this Amendment, management has re-evaluated the effectiveness of United’s disclosure controls and procedures as of June 30, 2011. As a result of such re-evaluation, management, including the Chief Executive Officer and Chief Financial Officer, has determined that the restatement indicates there was a material weakness in United’s internal control over financial reporting as of June 30, 2011 and that United’s disclosure controls and procedures were not effective as of such date.

Specifically, management has determined that its application of ASC 740, Accounting for Income Taxes, was incorrect and that United did not have adequate controls in place to enable management to sufficiently analyze, evaluate and validate the positive and negative evidence supporting the valuation of our deferred tax assets. This deficiency, which resulted in the misstatement in United’s consolidated financial statements as of December 31, 2010, was a material weakness in United’s internal control over financial reporting as of December 31, 2010 and as of June 30, 2011. As a result, to address the above deficiency, management is currently evaluating specific additional procedures designed to increase the level of analysis, evaluation and validation of United’s valuation of deferred tax assets. No changes were made to United’s internal control over financial reporting during the second quarter of 2011 that materially affected, or are reasonably likely to materially affect, United’s internal control over financial reporting.

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

We incurred a net operating loss from continuing operations of $237 million for the first quarter of 2011. This compared to a net operating loss from continuing operations of $34.5 million for the first quarter of 2010. Diluted operating loss from continuing operations per common share was $13.00 for the first quarter of 2011, compared to a diluted operating loss from continuing operations per common share of $1.96 for the first quarter of 2010. The first quarter of 2011 operating loss largely reflects the Board of Director’s decision to adopt the Problem Asset Disposition Plan described above under “Summary—Recent Developments” to quickly dispose of problem assets following our successful Private Placement also described in “Summary—Recent Developments”. We incurred a net operating loss from continuing operations of $305 million, or $16.64 per share, for the year ended December 31, 2010; $139 million, or $12.37 per share, for the year ended December 31, 2009; and $63.9 million, or $6.81 per share, for the year ended December 31, 2008, in each case due primarily to credit losses and associated costs, including significant provisions for loan losses. Although we had net income of $12.0 million and diluted earnings per share of $.16 for the second quarter of 2011, we may continue to have a higher than normal level of nonperforming assets and substantial charge-offs in 2011, which would continue to adversely impact our overall financial condition and results of operations and could impair ability to maintain profitability.

Our ability to use our deferred tax asset balances may be materially impaired.

As of June 30, 2011, our deferred tax asset balance was approximately $261 million, which includes approximately $212 million of federal and state net operating losses, which we have a full valuation allowance against.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds – None

Item 3.	Defaults upon Senior Securities – None

Item 4.	(Removed and Reserved)

Item 5.	Other Information – None

Item 6.	Exhibits

Exhibit No.	Description

3.1	Restated Articles of Incorporation of United Community Banks, Inc. (incorporated herein by reference to Exhibit 3.1 to United Community Banks, Inc.’s Quarterly Report on From 10-Q/A for the period ended June 30, 2011, filed with the SEC on August 9, 2011.)

3.2	Amended and Restated Bylaws of United Community Banks, Inc., as amended (incorporated herein by reference to Exhibit 3.2 to United Community Banks, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2011, filed with the SEC on May 4, 2011).

4.1	See Exhibits 3.1 and 3.2 for provisions of the Restated Articles of Incorporation of United Community Banks, Inc., as amended, and the Amended and Restated Bylaws, as amended, of United Community Banks, Inc., which define the rights of security holders.

4.2	Second Amendment to Tax Benefits Preservation Plan, dated as of June 17, 2011 (incorporated herein by reference to Exhibit 1.1 to United Community Banks, Inc.’s Current Report on Form 8-K, filed with the SEC on June 21, 2011).

Exhibit No.	Description

10.1	Asset Purchase and Sale Agreement, dated as of April 18, 2011, among United Community Bank, CF Southeast, LLC and CF Southeast Trust 2011-1 (incorporated herein by reference to Exhibit 10.3 to United Community Banks, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2011, filed with the SEC on May 4, 2011).

31.1	Certification by Jimmy C. Tallent, President and Chief Executive Officer of United Community Banks, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Rex S. Schuette, Executive Vice President and Chief Financial Officer of United Community Banks, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 to the Report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED COMMUNITY BANKS, INC.

/s/ Jimmy C. Tallent
Jimmy C. Tallent President and Chief Executive Officer (Principal Executive Officer)

/s/ Rex S. Schuette
Rex S. Schuette Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Alan H. Kumler
Alan H. Kumler Senior Vice President and Controller (Principal Accounting Officer) Date: February 9, 2012