Form 10-Q/A
period 2011-09-30
UNITED COMMUNITY BANKS INC
filed 2012-02-10
CIK 857855

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

Explanatory Note

This Amendment to the Form 10-Q (this “Amendment”) of United Community Banks, Inc. (“United”) amends and restates United’s Form 10-Q for the quarter ended September 30, 2011 that was originally filed with the Securities and Exchange Commission on November 8, 2011 (collectively with Amendment, this “Form 10-Q”).

This Amendment is filed to reflect United’s establishment of a full deferred tax asset valuation allowance as of December 31, 2010 and the effects thereof on certain related disclosures contained in this Form 10-Q, including (i) United’s previously reported income tax expense, other comprehensive income in shareholders’ equity and net loss for the first, second and third quarters of 2011 and full year 2010, tangible book value, tangible equity and tangible common equity to asset ratios, and regulatory capital ratios as of September 30, 2011, June 30, 2011, March 31, 2011 and December 31, 2010, and (ii) United’s disclosure in Item 4—Controls and Procedures.

Unless otherwise indicated, this Amendment does not reflect events occurring after November 8, 2011.

Part I – Financial Information

Item 1 – Financial Statements

UNITED COMMUNITY BANKS, INC.

Consolidated Statement of Operations (Unaudited)

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	(As restated) 2011	2010	(As restated) 2011	2010
Interest revenue:
Loans, including fees	$59,294	$68,419	$181,359	$211,245
Investment securities, including tax exempt of $244, $279, $754 and $886	14,568	14,711	42,964	46,743
Federal funds sold, commercial paper and deposits in banks	261	719	1,832	2,416

Total interest revenue	74,123	83,849	226,155	260,404

Interest expense:
Deposits:
NOW	831	1,705	3,191	5,304
Money market	1,129	1,930	4,656	5,516
Savings	52	83	193	250
Time	9,086	16,099	31,813	54,015

Total deposit interest expense	11,098	19,817	39,853	65,085
Federal funds purchased, repurchase agreements and other short-term borrowings	1,081	1,068	3,197	3,162
Federal Home Loan Bank advances	441	796	1,601	2,747
Long-term debt	2,642	2,665	8,169	7,994

Total interest expense	15,262	24,346	52,820	78,988

Net interest revenue	58,861	59,503	173,335	181,416
Provision for loan losses	36,000	50,500	237,000	187,000

Net interest revenue after provision for loan losses	22,861	9,003	(63,665)	(5,584)

Fee revenue:
Service charges and fees	7,534	7,648	21,862	23,088
Mortgage loan and other related fees	1,148	2,071	3,594	5,151
Brokerage fees	836	731	2,204	1,884
Securities gains, net	—	2,491	838	2,552
Loss from prepayment of debt	—	(2,233)	(791)	(2,233)
Other	1,980	2,153	9,534	5,664

Total fee revenue	11,498	12,861	37,241	36,106

Total revenue	34,359	21,864	(26,424)	30,522

Operating expenses:
Salaries and employee benefits	25,262	24,891	76,622	72,841
Communications and equipment	3,284	3,620	10,006	10,404
Occupancy	3,794	3,720	11,673	11,370
Advertising and public relations	1,052	1,128	3,347	3,523
Postage, printing and supplies	1,036	1,019	3,239	3,009
Professional fees	2,051	2,117	7,731	6,238
Foreclosed property	2,813	19,752	69,603	45,105
FDIC assessments and other regulatory charges	2,603	3,256	11,660	10,448
Amortization of intangibles	748	793	2,270	2,389
Other	3,877	4,610	14,368	12,707
Goodwill impairment	—	210,590	—	210,590
Loss on sale of nonperforming assets	—	—	—	45,349

Total operating expenses	46,520	275,496	210,519	433,973

Loss from continuing operations before income taxes	(12,161)	(253,632)	(236,943)	(403,451)
Income tax benefit	(822)	(17,217)	(296)	(73,046)

Net loss from continuing operations	(11,339)	(236,415)	(236,647)	(330,405)
Loss from discontinued operations, net of income taxes	—	—	—	(101)
Gain from sale of subsidiary, net of income taxes and selling costs	—	—	—	1,266

Net loss	(11,339)	(236,415)	(236,647)	(329,240)
Preferred stock dividends and discount accretion	3,019	2,581	8,813	7,730

Net loss available to common shareholders	$(14,358)	$(238,996)	$(245,460)	$(336,970)

Loss from continuing operations per common share—Basic	$(.25)	$(12.62)	$(7.23)	$(17.89)
Loss from continuing operations per common share—Diluted	(.25)	(12.62)	(7.23)	(17.89)
Loss per common share—Basic	(.25)	(12.62)	(7.23)	(17.82)
Loss per common share—Diluted	(.25)	(12.62)	(7.23)	(17.82)
Weighted average common shares outstanding—Basic	57,599	18,936	33,973	18,905
Weighted average common shares outstanding—Diluted	57,599	18,936	33,973	18,905

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC.

Consolidated Balance Sheet

	September 30,	September 30,	September 30,
(in thousands, except share and per share data)	(As restated) September 30, 2011	(As restated) December 31, 2010	September 30, 2010
	(unaudited)	(audited)	(unaudited)
ASSETS
Cash and due from banks	$57,780	$95,994	$104,033
Interest-bearing deposits in banks	241,440	111,901	64,408
Federal funds sold, commercial paper and short-term investments	—	441,562	108,579

Cash and cash equivalents	299,220	649,457	277,020
Securities available for sale	1,769,083	1,224,417	1,053,518
Securities held to maturity (fair value $369,020, $267,988 and $263,012)	353,739	265,807	256,694
Mortgage loans held for sale	22,050	35,908	20,630
Loans, net of unearned income	4,109,875	4,604,126	4,759,504
Less allowance for loan losses	146,092	174,695	174,613

Loans, net	3,963,783	4,429,431	4,584,891
Assets covered by loss sharing agreements with the FDIC	83,623	131,887	144,581
Premises and equipment, net	176,839	178,239	178,842
Accrued interest receivable	19,744	24,299	24,672
Goodwill and other intangible assets	9,175	11,446	12,217
Foreclosed property	44,263	142,208	129,964
Net deferred tax asset	—	—	146,831
Other assets	152,754	183,160	183,189

Total assets	$6,894,273	$7,276,259	$7,013,049

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand	$966,452	$793,414	$783,251
NOW	1,299,512	1,424,781	1,338,371
Money market	1,030,370	891,252	804,644
Savings	200,231	183,894	186,617
Time:
Less than $100,000	1,393,559	1,496,700	1,498,379
Greater than $100,000	905,183	1,002,359	1,033,132
Brokered	209,998	676,772	354,243

Total deposits	6,005,305	6,469,172	5,998,637
Federal funds purchased, repurchase agreements, and other short-term borrowings	102,883	101,067	103,780
Federal Home Loan Bank advances	40,625	55,125	55,125
Long-term debt	120,206	150,146	150,126
Unsettled securities purchases	10,585	—	—
Accrued expenses and other liabilities	31,302	32,171	42,906

Total liabilities	6,310,906	6,807,681	6,350,574

Shareholders’ equity:
Preferred stock, $1 par value; 10,000,000 shares authorized;
Series A; $10 stated value; 21,700 shares issued and outstanding	217	217	217
Series B; $1,000 stated value; 180,000 shares issued and outstanding	176,739	175,711	175,378
Series D; $1,000 stated value; 16,613 shares issued and outstanding	16,613	—	—
Common stock, $1 par value; 100,000,000 shares authorized;
41,595,692, 18,937,001 and 18,886,660 shares issued and outstanding	41,596	18,937	18,887
Common stock, non-voting, $1 par value; 30,000,000 shares authorized; 15,914,209 shares issued and outstanding	15,914	—	—
Common stock issuable; 88,501, 67,287 and 61,119 shares	3,590	3,894	3,961
Capital surplus	1,053,565	741,244	740,151
Accumulated deficit	(737,736)	(492,276)	(316,587)
Accumulated other comprehensive income	12,869	20,851	40,468

Total shareholders’ equity	583,367	468,578	662,475

Total liabilities and shareholders’ equity	$6,894,273	$7,276,259	$7,013,049

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC.

Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

For the Nine Months Ended September 30,

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
										(Accumulated	Accumulated
(in thousands, except share	Preferred Stock						Non-Voting	Common		Deficit)	Other
and per share data)	Series A	Series B	Series D	Series F	Series G	Common Stock	Common Stock	Stock Issuable	Capital Surplus	Retained Earnings	Comprehensive Income	Total
Balance, December 31, 2009	$217	$174,408	$—	$—	$—	$18,809	$—	$3,597	$697,271	$20,384	$47,635	$962,321
Comprehensive income:
Net loss										(329,240)		(329,240)
Other comprehensive income (loss):
Unrealized holding gains on available for sale securities, net of reclassification adjustment											739	739
Unrealized losses on derivative financial instruments qualifying as cash flow hedges,											(7,906)	(7,906)

Comprehensive loss										(329,240)	(7,167)	(336,407)
Issuance of equity instruments in private equity transaction									39,813			39,813
Common stock issued to dividend reinvestment plan and employee benefit plans (72,281 shares)						73			1,326			1,399
Amortization of stock option and restricted stock									1,887			1,887
Vesting of restricted stock (2,112 shares issued, 8,304 shares deferred)						2		607	(609)			—
Deferred compensation plan, net, including dividend equivalents								227				227
Shares issued from deferred compensation plan (3,145 shares)						3		(470)	463			(4)
Dividends on Series A preferred stock										(11)		(11)
Dividends on Series B preferred stock		970								(7,720)		(6,750)

Balance, September 30, 2010	$217	$175,378	$—	$—	$—	$18,887	$—	$3,961	$740,151	$(316,587)	$40,468	$662,475

Balance, December 31, 2010 (As restated)	$217	$175,711	$—	$—	$—	$18,937	$—	$3,894	$741,244	$(492,276)	$20,851	$468,578
Comprehensive loss (As restated):
Net loss (As restated)										(236,647)		(236,647)
Other comprehensive loss:
Unrealized holding gains on available for sale securities, net of reclassification adjustment											4,588	4,588
Unrealized losses on derivative financial instruments qualifying as cash flow hedges											(12,570)	(12,570)

Comprehensive loss (As restated)										(236,647)	(7,982)	(244,629)
Penalty received on incomplete private equity transaction (As restated)									3,250			3,250
Preferred for common equity exchange related to tax benefits preservation plan (1,551,126 common shares)			16,613			(1,551)			(15,062)			—
Conversion of Series F and Series G Preferred Stock (20,618,156 voting and 15,914,209 non-voting common shares)				(195,872)	(151,185)	20,618	15,914		310,525			—
Common stock issued to dividend reinvestment plan and employee benefit plans (113,787 shares)						114			987			1,101
Common and preferred stock issued (3,467,699 common shares)				195,872	151,185	3,468			11,035			361,560
Amortization of stock options and restricted stock awards									1,485			1,485
Vesting of restricted stock (6,709 shares issued, 6,382 shares deferred)						7		54	(61)			—
Deferred compensation plan, net, including dividend equivalents								183				183
Shares issued from deferred compensation plan (3,466 shares)						3		(541)	538			—
Tax on option exercise and restricted stock vesting									(376)			(376)
Dividends on Series A preferred stock										(10)		(10)
Dividends on Series B preferred stock		1,028								(7,798)		(6,770)
Dividends on Series D preferred stock										(1,005)		(1,005)

Balance, September 30, 2011 (As restated)	$217	$176,739	$16,613	$—	$—	$41,596	$15,914	$3,590	$1,053,565	$(737,736)	$12,869	$583,367

Comprehensive loss for the third quarters of 2011 and 2010 was $17.7 million and $241 million, respectively.

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC.

Consolidated Statement of Cash Flows (Unaudited)

	September 30,	September 30,
	Nine Months Ended
	September 30,
	(As restated)
(in thousands)	2011	2010
Operating activities:
Net loss	$(236,647)	$(329,240)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and accretion	14,670	11,961
Provision for loan losses	237,000	187,000
Goodwill impairment charge	—	210,590
Stock based compensation	1,485	1,887
Securities gains, net	(838)	(2,552)
Losses and write downs on sales of other real estate owned	61,473	33,477
Gain from sale of subsidiary	—	(2,110)
Loss on sale of nonperforming assets	—	45,349
Loss on prepayment of borrowings	791	2,233
Changes in assets and liabilities:
Other assets and accrued interest receivable	59,841	(17,528)
Accrued expenses and other liabilities	(2,739)	(1,949)
Mortgage loans held for sale	13,858	9,596

Net cash provided by operating activities	148,894	148,714

Investing activities:
Investment securities held to maturity:
Proceeds from maturities and calls	52,520	81,384
Purchases	(142,777)	(24,128)
Investment securities available for sale:
Proceeds from sales	106,603	75,528
Proceeds from maturities and calls	363,333	634,305
Purchases	(1,000,378)	(544,793)
Net decrease in loans	106,341	65,570
Proceeds from loan sales	99,298	24,723
Proceeds from sales of premises and equipment	636	81
Purchases of premises and equipment	(6,442)	(5,057)
Net cash received from sale of subsidiary	—	2,842
Net cash received from sale of nonperforming assets	—	20,618
Proceeds from sale of other real estate	70,951	110,459

Net cash (used in) provided by investing activities	(349,915)	441,532

Financing activities:
Net change in deposits	(463,867)	(625,437)
Net change in federal funds purchased, repurchase agreements, and other short-term borrowings	1,816	2,391
Repayments of Federal Home Loan Bank advances	(15,291)	(61,181)
Repayments of long-term debt	(30,000)	—
Proceeds from issuance of common stock for dividend reinvestment and employee benefit plans	1,101	1,395
Proceeds from issuance of common and preferred stock, net of offering costs	361,560	—
Proceeds from penalty on incomplete private equity transaction	3,250	—
Cash dividends on preferred stock	(7,785)	(6,761)

Net cash used in financing activities	(149,216)	(689,593)

Net change in cash and cash equivalents	(350,237)	(99,347)
Cash and cash equivalents at beginning of period	649,457	376,367

Cash and cash equivalents at end of period	$299,220	$277,020

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$55,580	$89,359
Income taxes	179	(37,194)

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

Note 2 – Restatement of Consolidated Financial Statements

Subsequent to filing United’s quarterly report on Form 10-Q, for the period ended September 30, 2011, United determined that a full valuation allowance on its deferred tax asset should be recognized as of December 31, 2010. Management decided to establish a valuation allowance against the net deferred tax asset after reconsidering the positive and negative evidence regarding the ultimate realization of the net deferred tax asset. Realization of the net deferred tax asset is dependent upon United’s ability to generate future taxable income. Management has concluded that the objective and verifiable negative evidence represented by United’s recent losses outweighs the more subjective positive evidence. As a result of this conclusion, United has established a full valuation allowance against its deferred tax asset.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Accordingly, the September 30, 2011 consolidated financial statements have been restated to account for this determination. The effect of this change in the consolidated financial statements was as follows (in thousands except per share amounts).

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Consolidated Statement of Operations
Income tax benefit	$(5,959)	$5,137	$(822)	$(95,872)	$95,576	$(296)
Net income (loss) from continuing operations	(6,202)	(5,137)	(11,339)	(141,071)	(95,576)	(236,647)
Net income (loss)	(6,202)	(5,137)	(11,339)	(141,071)	(95,576)	(236,647)
Net income (loss) available to common shareholders	(9,221)	(5,137)	(14,358)	(149,884)	(95,576)	(245,460)
Income (loss) from continuing operations per common share—basic	(0.16)	(0.09)	(0.25)	(4.41)	(2.82)	(7.23)
Income (loss) from continuing operations per common share—diluted	(0.16)	(0.09)	(0.25)	(4.41)	(2.82)	(7.23)
Income (loss) per common share—basic	(0.16)	(0.09)	(0.25)	(4.41)	(2.82)	(7.23)
Income (loss) per common share—diluted	(0.16)	(0.09)	(0.25)	(4.41)	(2.82)	(7.23)

Consolidated Statement of Changes in Shareholders’ Equity
Net loss				$(141,071)	$(95,576)	$(236,647)
Unrealized holding losses on available for sale securities				2,910	1,678	4,588
Unrealized losses on derivative financial instrument qualifying as cash flow hedges				(7,680)	(4,890)	(12,570)
Comprehensive loss				(145,841)	(98,788)	(244,629)

Consolidated Statement of Cash Flows
Operating activities:
Net loss				$(141,071)	$(95,576)	$(236,647)
Net change in other assets and accrued interest receivable				(35,735)	95,576	59,841

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	As of September 30, 2011			As of December 31, 2010
	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Consolidated Balance Sheet
Net deferred tax asset	$264,275	$(264,275)	$—	$166,937	$(166,937)	$—
Other assets	153,329	(575)	152,754	183,160	—	183,160
Total assets	7,159,123	(264,850)	6,894,273	7,443,196	(166,937)	7,276,259
Capital surplus	1,052,690	875	1,053,565	741,244	—	741,244
(Accumulated deficit) retained earnings	(485,451)	(252,285)	(737,736)	(335,567)	(156,709)	(492,276)
Accumulated other comprehensive income	26,309	(13,440)	12,869	31,079	(10,228)	20,851
Total shareholders’ equity	848,217	(264,850)	583,367	635,515	(166,937)	468,578
Total liabilities and shareholders’ equity	7,159,123	(264,850)	6,894,273	7,443,196	(166,937)	7,276,259

Note 3 – Accounting Standards Updates

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

The table below shows the components of covered assets at September 30, 2011 (in thousands).

	September 30,	September 30,	September 30,	September 30,
(in thousands)	Purchased Impaired Loans	Other Purchased Loans	Other	Total
Commercial (secured by real estate)	$—	$34,546	$—	$34,546
Commercial (commercial and industrial)	—	2,485	—	2,485
Construction and land development	1,771	10,282	—	12,053
Residential mortgage	186	8,376	—	8,562
Installment	6	181	—	187

Total covered loans	1,963	55,870	—	57,833
Covered foreclosed property	—	—	11,488	11,488
Estimated loss reimbursement from the FDIC	—	—	14,302	14,302

Total covered assets	$1,963	$55,870	$25,790	$83,623

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 6 – Loans and Allowance for Loan Losses

Major classifications of loans as of September 30, 2011, December 31, 2010 and September 30, 2010, are summarized as follows (in thousands).

	September 30,	September 30,	September 30,
	September 30, 2011	December 31, 2010	September 30, 2010
Commercial (secured by real estate)	$1,771,101	$1,761,424	$1,781,271
Commercial construction	168,531	296,582	309,519
Commercial (commercial and industrial)	429,043	441,518	456,368

Total commercial	2,368,675	2,499,524	2,547,158
Residential construction	474,552	695,166	763,424
Residential mortgage	1,149,678	1,278,780	1,315,994
Consumer installment	116,970	130,656	132,928

Total loans	4,109,875	4,604,126	4,759,504
Less allowance for loan losses	146,092	174,695	174,613

Loans, net	$3,963,783	$4,429,431	$4,584,891

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

	September 30,	September 30,	September 30,
	September 30, 2011	December 31, 2010	September 30, 2010

Period-end loans with no allocated allowance for loan losses	$66,636	$115,338	$149,865
Period-end loans with allocated allowance for loan losses	116,094	7,638	7,111

Total	$182,730	$122,976	$156,976

Amount of allowance for loan losses allocated	$33,541	$1,049	$1,266

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

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	September 30, 2011			December 31, 2010			September 30, 2010
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Commercial (secured by real estate)	$45,242	$38,242	$—	$60,238	$39,588	$—	$64,951	$46,179	$—
Commercial construction	6,803	6,309	—	33,898	20,311	—	27,876	13,041	—
Commercial (commercial and industrial)	48	48	—	10,115	5,874	—	12,078	8,182	—

Total commercial	52,093	44,599	—	104,251	65,773	—	104,905	67,402	—
Residential construction	31,646	16,421	—	59,502	34,597	—	97,152	57,907	—
Residential mortgage	7,745	5,588	—	21,528	14,968	—	33,413	24,556	—
Consumer installment	28	28	—	—	—	—	—	—	—

Total with no related allowance recorded	91,512	66,636	—	185,281	115,338	—	235,470	149,865	—

With an allowance recorded:
Commercial (secured by real estate)	16,173	15,884	4,070	2,230	2,230	268	2,283	1,701	15
Commercial construction	17,850	17,535	4,038	—	—	—	2,115	2,115	578
Commercial (commercial and industrial)	54,259	52,385	17,067	—	—	—	—	—	—

Total commercial	88,282	85,804	25,175	2,230	2,230	268	4,398	3,816	593
Residential construction	28,428	27,768	7,267	14,480	4,908	644	4,500	2,784	653
Residential mortgage	2,455	2,455	1,062	500	500	137	511	511	20
Consumer installment	67	67	37	—	—	—	—	—	—

Total with an allowance recorded	119,232	116,094	33,541	17,210	7,638	1,049	9,409	7,111	1,266

Total	$210,744	$182,730	$33,541	$202,491	$122,976	$1,049	$244,879	$156,976	$1,266

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

	September 30,		September 30,	September 30,
	Nonaccrual Loans
	September 30, 2011		December 31, 2010	September 30, 2010
Commercial (secured by real estate)	$21,998		$44,927	$53,646
Commercial construction	11,370		21,374	17,279
Commercial (commercial and industrial)	53,009		5,611	7,670

Total commercial	86,377		71,912	78,595
Residential construction	34,472		54,505	79,321
Residential mortgage	22,671		51,083	58,107
Consumer installment	964		1,594	1,743

Total	$144,484		$179,094	$217,766

Balance as a percentage of unpaid principal	77.8	%(1)	67.2%	70.0%

(1)	Excluding single loan relationship with $25 million special allowance classified as nonaccrual in the third quarter, the ratio is 62.2%.

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

	September 30,	September 30,	September 30,
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
As of September 30, 2011
Commercial (secured by real estate)	31	$41,177	$38,177
Commercial construction	7	14,123	14,123
Commercial (commercial and industrial)	7	304	304

Total commercial	45	55,604	52,604
Residential construction	46	21,369	20,374
Residential mortgage	16	2,792	2,635
Consumer installment	3	95	95

Total loans	110	$79,860	$75,708

As of December 31, 2010
Commercial (secured by real estate)	41	$40,649	$36,759
Commercial construction	16	37,980	37,067
Commercial (commercial and industrial)	7	645	364

Total commercial	64	79,274	74,190
Residential construction	63	22,012	20,782
Residential mortgage	43	6,574	6,285
Consumer installment	7	124	124

Total loans	177	$107,984	$101,381

As of September 30, 2010
Commercial (secured by real estate)	40	$31,142	$27,145
Commercial construction	10	11,499	10,587
Commercial (commercial and industrial)	7	193	193

Total commercial	57	42,834	37,925
Residential construction	57	22,640	20,954
Residential mortgage	38	7,016	6,492
Consumer installment	5	944	944

Total loans	157	$73,434	$66,315

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table presents the number of contracts and the recorded investment for those trouble debt restructurings that have subsequently defaulted which we define as 90 days or more past due (dollars in thousands).

	September 30,	September 30,	September 30,	September 30,
	Troubled Debt Restructurings That Have Subsequently Defaulted
	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial (secured by real estate)	—	$—	3	$1,337
Commercial construction	—	—	—	—
Commercial (commercial and industrial)	—	—	1	44

Total commercial	—	—	4	1,381
Residential construction	4	679	7	1,242
Residential mortgage	1	56	2	402
Consumer installment	—	—	1	28

Total loans	5	$735	14	$3,053

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

Note 7 – Foreclosed Property

Major classifications of foreclosed properties at September 30, 2011, December 31, 2010 and September 30, 2010 are summarized as follows (in thousands).

	September 30,	September 30,	September 30,
	September 30, 2011	December 31, 2010	September 30, 2010
Commercial real estate	$11,873	$25,893	$16,557
Commercial construction	5,862	17,808	15,679

Total commercial	17,735	43,701	32,236
Residential construction	42,295	91,385	82,538
Residential mortgage	9,397	23,687	27,482

Total foreclosed property	69,427	158,773	142,256
Less valuation allowance	25,164	16,565	12,292

Foreclosed property, net	$44,263	$142,208	$129,964

Balance as a percentage of original loan unpaid principal	33.4%	64.4%	65.9%

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Activity in the valuation allowance for foreclosed property is presented in the following table (in thousands).

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Balance at beginning of year	$30,386	$8,572	$16,565	$7,433
Additions charged to expense	1,772	7,051	53,475	17,724
Direct write downs	(6,994)	(3,331)	(44,876)	(12,865)

Balance at end of period	$25,164	$12,292	$25,164	$12,292

Expenses related to foreclosed assets include (in thousands).

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net (gain) loss on sales	$(804)	$7,137	$7,998	$15,753
Provision for unrealized losses	1,772	7,051	53,475	17,724
Operating expenses, net of rental income	1,845	5,564	8,130	11,628

Total foreclosed property expense	$2,813	$19,752	$69,603	$45,105

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

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Series A—6% fixed	$3	$3	$10	$10
Series B—5% fixed until December 6, 2013, 9% thereafter	2,598	2,578	7,798	7,720
Series D—LIBOR plus 9.6875%, resets quarterly	418	—	1,005	—

Total preferred stock dividends	$3,019	$2,581	$8,813	$7,730

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

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended September 30,		Nine Months Ended September 30,
	(As restated) 2011	2010	(As restated) 2011	2010
Net loss available to common shareholders	$(14,358)	$(238,996)	$(245,460)	$(336,970)

Weighted average shares outstanding:
Basic	57,599	18,936	33,973	18,905
Effect of dilutive securities
Convertible securities	—	—	—	—
Stock options	—	—	—	—
Warrants	—	—	—	—

Diluted	57,599	18,936	33,973	18,905

Loss per common share:
Basic	$(.25)	$(12.62)	$(7.23)	$(17.82)

Diluted	$(.25)	$(12.62)	$(7.23)	$(17.82)

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

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	September 30, 2011		December 31, 2010		September 30, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Securities held to maturity	$353,739	$369,020	$265,807	$267,988	$256,694	$263,012
Loans, net	3,963,783	3,787,214	4,429,431	4,196,142	4,584,891	4,272,201

Liabilities:
Deposits	6,005,305	5,998,994	6,469,172	6,481,867	5,998,637	6,003,543
Federal Home Loan Bank advances	40,625	43,685	55,125	59,498	55,125	60,215
Long-term debt	120,206	114,673	150,146	93,536	150,126	124,964

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

United is a bank holding company registered with the Federal Reserve under the Bank Holding Company Act of 1956 that was incorporated under the laws of the state of Georgia in 1987 and commenced operations in 1988. At September 30, 2011 United had total consolidated assets of $6.89 billion, total loans of $4.11 billion, excluding the loans acquired from Southern Community Bank (“SCB”) that are covered by loss sharing agreements and therefore have a different risk profile. United also had total deposits of $6.01 billion and stockholders’ equity of $583 million.

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

Operating income (loss) from continuing operations and operating income (loss) from continuing operations per diluted share are non-GAAP (accounting principles generally accepted in the United States of America (“GAAP”)) performance measures. United’s management believes that operating performance is useful in analyzing United’s financial performance trends since it excludes items that are non-recurring in nature and therefore most of the discussion in this section will refer to operating performance measures. A reconciliation of these operating performance measures to GAAP performance measures is included in the table on page 39.

United reported a net loss from continuing operations of $11.3 million for the third quarter of 2011. This compared to a net operating loss from continuing operations of $25.8 million for the third quarter of 2010. The 2010 net operating loss from continuing operations excluded goodwill impairment charges of $211 million. The loss for the third quarter of 2011 was due to the classification of United’s largest lending relationship which resulted in the recording of a $25.0 million provision for loan losses. Diluted operating loss from continuing operations per common share was $.25 for the third quarter of 2011, compared to a diluted operating loss from continuing operations per common share of $1.50 for the third quarter of 2010. The noncash goodwill impairment charges added $11.12 per share to the diluted operating loss from continuing operations for the third quarter of 2010 bringing the total net loss per share from continuing operations for the third quarter of 2010 to $12.62.

For the nine months ended September 30, 2011, United reported a net operating loss from continuing operations of $237 million, which primarily reflects the credit losses taken in the first quarter associated with the Problem Asset Disposition Plan. This compared to a net operating loss from continuing operations of $120 million for the first nine months of 2010, which included the $30.0 million after-tax loss from the Fletcher transaction and excluded the $211 million goodwill impairment charge. Net loss for the nine months ended September 30, 2010, which includes discontinued operations and goodwill impairment, totaled $329 million. Diluted operating loss from continuing operations per common share was $7.23 for the nine months ended September 30, 2011, compared with diluted operating loss from continuing operations per common share of $6.75 for the same period in 2010. The diluted operating loss per share from continuing operations for the first nine months of 2010 excluded $11.14 per share in loss related to the third quarter 2010 goodwill impairment charge bringing the total net loss from continuing operations per share for the first nine months of 2010 to $17.89.

United’s operating provision for loan losses was $36.0 million for the three months ended September 30, 2011, compared to $50.5 million for the same period in 2010. The third quarter 2011 loan loss provision included a $25.0 million loan loss allocation established for United’s largest lending relationship. Net charge-offs for the third quarter of 2011 were $17.5 million, compared to $50.0 million for the third quarter of 2010. For the nine months ended September 30, 2011, United’s operating provision for loan losses was $237 million, compared to $187 million for the same period of 2010. Net charge-offs for the first nine months of 2011 were $266 million, compared to $168 million for the first nine months of 2010. During the first quarter of 2011, performing substandard loans with a pre-charge down carrying amount of $166 million and nonperforming loans with a pre-charge down carrying amount of $101 million were collectively written down to the expected sales proceeds of $80.6 million, in conjunction with a bulk transaction (the “Bulk Loan Sale”). United recognized net charge-offs of $186 million related to the transfer of loans to the held for sale classification in the first quarter. The Bulk Loan Sale was completed on April 18, 2011. Proceeds from the sale were greater than originally estimated, resulting in a reduction of second quarter charge-offs of $7.27 million. As of September 30, 2011, United’s allowance for loan losses was $146 million, or 3.55% of loans, compared to $175 million, or 3.67% of loans, at September 30, 2010. Nonperforming assets of $189 million, which excludes assets of Southern Community Bank (“SCB”) that are covered by loss sharing agreements with the FDIC, decreased to 2.74% of total assets at September 30, 2011, compared to 4.42% as of December 31, 2010 and 4.96% as of September 30, 2010. The decrease in this ratio was due to the execution of a plan to sell approximately $293 million in substandard and nonperforming loans, and to accelerate the disposition of approximately $142 million in foreclosed properties (the “Problem Asset Disposition Plan”) as well as a general improving trend in credit quality indicators. During the third quarter of 2011, United classified its largest lending relationship of $76.6 million, which caused nonperforming assets to increase from 1.66% of total assets at June 30, 2011.

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

GAAP Reconciliation and Explanation

This Form 10-Q contains non-GAAP financial measures, which are performance measures determined by methods other than in accordance with GAAP. Such non-GAAP financial measures include, among others the following: operating provision for loan losses, operating fee revenue, operating revenue, operating expense, operating (loss) income from continuing operations, operating (loss) income, operating earnings (loss) from continuing operations per share, operating earnings (loss) per share, operating earnings (loss) from continuing operations per diluted share and operating earnings (loss) per diluted share. Management uses these non-GAAP financial measures because it believes they are useful for evaluating our operations and performance over periods of time, as well as in managing and evaluating our business and in discussions about our operations and performance. Management believes these non-GAAP financial measures provide users of our financial information with a meaningful measure for assessing our financial results and credit trends, as well as comparison to financial results for prior periods. These non-GAAP financial measures should not be considered as a substitute for operating results determined in accordance with GAAP and may not be comparable to other similarly titled financial measures used by other companies. A reconciliation of these operating performance measures to GAAP performance measures is included in on the table on page 39.

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

Table 1—Financial Highlights

Selected Financial Information

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	2011			2010		Third Quarter 2011-2010 Change	For the Nine Months Ended		YTD 2011-2010 Change
(in thousands, except per share data; taxable equivalent)	(As restated) Third Quarter	(As restated) Second Quarter	(As restated) First Quarter	Fourth Quarter	Third Quarter		(As restated) 2011	2010
INCOME SUMMARY
Interest revenue	$74,543	$76,931	$75,965	$81,215	$84,360		$227,439	$261,908
Interest expense	15,262	17,985	19,573	21,083	24,346		52,820	78,988

Net interest revenue	59,281	58,946	56,392	60,132	60,014	(1)%	174,619	182,920	(5)%
Operating provision for loan losses (1)	36,000	11,000	190,000	47,750	50,500		237,000	187,000
Fee revenue (2)	11,498	13,905	11,838	12,442	12,861	(11)	37,241	36,106	3

Total operating revenue (1)(2)	34,779	61,851	(121,770)	24,824	22,375		(25,140)	32,026
Operating expenses (3)	46,520	48,728	115,271	64,918	64,906	(28)	210,519	178,034	18
Loss on sale of nonperforming assets	—	—	—	—	—		—	45,349

Operating income (loss) from continuing operations before income taxes	(11,741)	13,123	(237,041)	(40,094)	(42,531)		(235,659)	(191,357)
Operating income tax expense (benefit)	(402)	1,095	295	144,760	(16,706)		988	(71,542)

Net operating income (loss) from continuing operations (1)(2)(3)	(11,339)	12,028	(237,336)	(184,854)	(25,825)		(236,647)	(119,815)
Noncash goodwill impairment charges	—	—	—	—	(210,590)		—	(210,590)
Partial reversal of fraud loss provision, net of income tax	—	—	—	11,750	—		—	—
Loss from discontinued operations, net of income tax	—	—	—	—	—		—	(101)
Gain from sale of subsidiary, net income tax	—	—	—	—	—		—	1,266

Net income (loss)	(11,339)	12,028	(237,336)	(173,104)	(236,415)		(236,647)	(329,240)
Preferred dividends and discount accretion	3,019	3,016	2,778	2,586	2,581		8,813	7,730

Net income (loss) available to common shareholders	$(14,358)	$9,012	$(240,114)	$(175,690)	$(238,996)		$(245,460)	$(336,970)

PERFORMANCE MEASURES
Per common share:
Diluted operating income (loss) from continuing operations (1)(2)(3)	$(.25)	$.16	$(13.00)	$(9.87)	$(1.50)		$(7.23)	$(6.75)
Diluted income (loss) from continuing operations	(.25)	.16	(13.00)	(9.25)	(12.62)		(7.23)	(17.89)
Diluted income (loss)	(.25)	.16	(13.00)	(9.25)	(12.62)		(7.23)	(17.82)
Book value	6.77	7.11	2.20	15.40	25.70	(74)	6.77	25.70	(74)
Tangible book value (5)	6.61	6.94	1.69	14.80	25.26	(74)	6.61	25.26	(74)
Key performance ratios:
Return on equity (4)(6)	(15.06)%	42.60%	(526.54)%	(196.10)%	(148.04)%		(151.32)%	(65.69)%
Return on assets (6)	(.64)	.66	(13.04)	(9.47)	(12.47)		(4.37)	(5.70)
Net interest margin (6)	3.55	3.41	3.30	3.58	3.57		3.42	3.56
Operating efficiency ratio from continuing operations (2)(3)	65.73	66.88	169.08	89.45	89.38		99.39	102.14
Equity to assets	8.55	8.06	6.15	7.80	11.37		7.58	11.70
Tangible equity to assets (5)	8.42	7.93	6.01	7.64	9.19		7.47	9.28
Tangible common equity to assets (5)	5.65	1.37	2.70	5.22	6.78		3.23	6.94
Tangible common equity to risk-weighted assets (5)	8.52	8.69	0.75	5.64	9.60		8.52	9.60
ASSET QUALITY *
Non-performing loans	$144,484	$71,065	$83,769	$179,094	$217,766		$144,484	$217,766
Foreclosed properties	44,263	47,584	54,378	142,208	129,964		44,263	129,964

Total non-performing assets (NPAs)	188,747	118,649	138,147	321,302	347,730		188,747	347,730
Allowance for loan losses	146,092	127,638	133,121	174,695	174,613		146,092	174,613
Operating net charge-offs (1)	17,546	16,483	231,574	47,668	49,998		265,603	167,989
Allowance for loan losses to loans	3.55%	3.07%	3.17%	3.79%	3.67%		3.55%	3.67%
Operating net charge-offs to average loans (1)(6)	1.68	1.58	20.71	4.03	4.12		8.28	4.54
NPAs to loans and foreclosed properties	4.54	2.82	3.25	6.77	7.11		4.54	7.11
NPAs to total assets	2.74	1.66	1.79	4.42	4.96		2.74	4.96
AVERAGE BALANCES ($ in millions)
Loans	$4,194	$4,266	$4,599	$4,768	$4,896	(14)	$4,352	$5,026	(13)
Investment securities	2,150	2,074	1,625	1,354	1,411	52	1,952	1,487	31
Earning assets	6,630	6,924	6,902	6,680	6,676	(1)	6,817	6,870	(1)
Total assets	7,000	7,363	7,379	7,254	7,522	(7)	7,246	7,723	(6)
Deposits	6,061	6,372	6,560	6,294	6,257	(3)	6,329	6,399	(1)
Shareholders’ equity	598	594	454	566	855	(30)	549	904	(39)
Common shares—basic (thousands)	57,599	25,427	18,466	18,984	18,936		33,973	18,905
Common shares—diluted (thousands)	57,599	57,543	18,466	18,984	18,936		33,973	18,905
AT PERIOD END ($ in millions)
Loans *	$4,110	$4,163	$4,194	$4,604	$4,760	(14)	$4,110	$4,760	(14)
Investment securities	2,123	2,188	1,884	1,490	1,310	62	2,123	1,310	62
Total assets	6,894	7,152	7,709	7,276	7,013	(2)	6,894	7,013	(2)
Deposits	6,005	6,183	6,598	6,469	5,999	—	6,005	5,999	—
Shareholders’ equity	583	603	586	469	662	(12)	583	662	(12)
Common shares outstanding (thousands)	57,510	57,469	20,903	18,937	18,887		57,510	18,887

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

*	Excludes loans and foreclosed properties covered by loss sharing agreements with the FDIC.

Table 1 Continued—Operating Earnings to GAAP Earnings Reconciliation

Selected Financial Information

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	2011			2010		For the Nine Months Ended
(in thousands, except per share data; taxable equivalent)	(As restated) Third Quarter	(As restated) Second Quarter	(As restated) First Quarter	Fourth Quarter	Third Quarter	(As restated) 2011	2010
Interest revenue reconciliation
Interest revenue—taxable equivalent	$74,543	$76,931	$75,965	$81,215	$84,360	$227,439	$261,908
Taxable equivalent adjustment	(420)	(429)	(435)	(497)	(511)	(1,284)	(1,504)

Interest revenue (GAAP)	$74,123	$76,502	$75,530	$80,718	$83,849	$226,155	$260,404

Net interest revenue reconciliation
Net interest revenue—taxable equivalent	$59,281	$58,946	$56,392	$60,132	$60,014	$174,619	$182,920
Taxable equivalent adjustment	(420)	(429)	(435)	(497)	(511)	(1,284)	(1,504)

Net interest revenue (GAAP)	$58,861	$58,517	$55,957	$59,635	$59,503	$173,335	$181,416

Provision for loan losses reconciliation
Operating provision for loan losses	$36,000	$11,000	$190,000	$47,750	$50,500	$237,000	$187,000
Partial reversal of special fraud-related provision for loan loss	—	—	—	(11,750)	—	—	—

Provision for loan losses (GAAP)	$36,000	$11,000	$190,000	$36,000	$50,500	$237,000	$187,000

Total revenue reconciliation
Total operating revenue	$34,779	$61,851	$(121,770)	$24,824	$22,375	$(25,140)	$32,026
Taxable equivalent adjustment	(420)	(429)	(435)	(497)	(511)	(1,284)	(1,504)
Partial reversal of special fraud-related provision for loan loss	—	—	—	11,750	—	—	—

Total revenue (GAAP)	$34,359	$61,422	$(122,205)	$36,077	$21,864	$(26,424)	$30,522

Expense reconciliation
Operating expense	$46,520	$48,728	$115,271	$64,918	$64,906	$210,519	$223,383
Noncash goodwill impairment charge	—	—	—	—	210,590	—	210,590

Operating expense (GAAP)	$46,520	$48,728	$115,271	$64,918	$275,496	$210,519	$433,973

Income (loss) from continuing operations before taxes reconciliation
Operating income (loss) from continuing operations before taxes	$(11,741)	$13,123	$(237,041)	$(40,094)	$(42,531)	$(235,659)	$(191,357)
Taxable equivalent adjustment	(420)	(429)	(435)	(497)	(511)	(1,284)	(1,504)
Noncash goodwill impairment charge	—	—	—	—	(210,590)	—	(210,590)
Partial reversal of special fraud-related provision for loan loss	—	—	—	11,750	—	—	—

Income (loss) from continuing operations before taxes (GAAP)	$(12,161)	$12,694	$(237,476)	$(28,841)	$(253,632)	$(236,943)	$(403,451)

Income tax expense (benefit) reconciliation
Operating income tax expense (benefit)	$(402)	$1,095	$295	$144,760	$(16,706)	$988	$(71,542)
Taxable equivalent adjustment	(420)	(429)	(435)	(497)	(511)	(1,284)	(1,504)

Income tax expense (benefit) (GAAP)	$(822)	$666	$(140)	$144,263	$(17,217)	$(296)	$(73,046)

Diluted earnings (loss) from continuing operations per common share reconciliation
Diluted operating earnings (loss) from continuing operations per common share	$(.25)	$.16	$(13.00)	$(9.87)	$(1.50)	$(7.23)	$(6.75)
Noncash goodwill impairment charge	—	—	—	—	(11.12)	—	(11.14)
Partial reversal of special fraud-related provision for loan loss	—	—	—	.62	—	—	—

Diluted earnings (loss) from continuing operations per common share (GAAP)	$(.25)	$.16	$(13.00)	$(9.25)	$(12.62)	$(7.23)	$(17.89)

Book value per common share reconciliation
Tangible book value per common share	$6.61	$6.94	$1.69	$14.80	$25.26	$6.61	$25.26
Effect of goodwill and other intangibles	.16	.17	.51	.60	.44	.16	.44

Book value per common share (GAAP)	$6.77	$7.11	$2.20	$15.40	$25.70	$6.77	$25.70

Efficiency ratio from continuing operations reconciliation
Operating efficiency ratio from continuing operations	65.73%	66.88%	169.08%	89.45%	89.38%	99.39%	102.14%
Noncash goodwill impairment charge	—	—	—	—	290.00	—	96.29

Efficiency ratio from continuing operations (GAAP)	65.73%	66.88%	169.08%	89.45%	379.38%	99.39%	198.43%

Average equity to assets reconciliation
Tangible common equity to assets	5.65%	1.37%	2.70%	5.22%	6.78%	3.23%	6.94%
Effect of preferred equity	2.77	6.56	3.31	2.42	2.41	4.24	2.34

Tangible equity to assets	8.42	7.93	6.01	7.64	9.19	7.47	9.28
Effect of goodwill and other intangibles	.13	.13	.14	.16	2.18	.11	2.42

Equity to assets (GAAP)	8.55%	8.06%	6.15%	7.80%	11.37%	7.58%	11.70%

Actual tangible common equity to risk-weighted assets reconciliation
Tangible common equity to risk-weighted assets	8.52%	8.69%	.75%	5.64%	9.60%	8.52%	9.60%
Effect of other comprehensive income	(.29)	(.42)	(.32)	(.42)	(.81)	(.29)	(.81)
Effect of deferred tax limitation	—	—		—	(2.94)	—	(2.94)
Effect of trust preferred	1.19	1.15	1.13	1.06	1.06	1.19	1.06
Effect of preferred equity	4.33	4.20	5.87	3.53	3.51	4.33	3.51

Tier I capital ratio (Regulatory)	13.75%	13.62%	7.43%	9.81%	10.42%	13.75%	10.42%

Net charge-offs reconciliation
Operating net charge-offs	$17,546	$16,483	$231,574	$47,668	$49,998	$265,603	$167,989
Subsequent partial recovery of fraud-related charge-off	—	—	—	(11,750)	—	—	—

Net charge-offs (GAAP)	$17,546	$16,483	$231,574	$35,918	$49,998	$265,603	$167,989

Net charge-offs to average loans reconciliation
Operating net charge-offs to average loans	1.68%	1.58%	20.71%	4.03%	4.12%	8.28%	4.54%
Subsequent partial recovery of fraud-related charge-off	—	—	—	(1.00)	—	—	—

Net charge-offs to average loans (GAAP)	1.68%	1.58%	20.71%	3.03%	4.12%	8.28%	4.54%

Results of Operations

United reported a net operating loss from continuing operations of $11.3 million for the third quarter of 2011. This compared to a net operating loss from continuing operations of $25.8 million for the same period in 2010, which excluded a goodwill impairment charge of $211 million. Including the goodwill impairment charge, the net loss for the third quarter of 2010 was $236 million. The loss for the third quarter of 2011 was due to the classification of United’s largest lending relationship which resulted in the recording of a $25.0 million provision for loan losses. For the third quarter of 2011, diluted operating loss from continuing operations per share was $.25. This compared to diluted operating loss from continuing operations per share of $1.50 for the third quarter of 2010, which excluded $11.12 in loss per share related to goodwill impairment bringing the total loss from continuing operations per share to $12.62. For the nine months ended September 30, 2011, United reported a net operating loss from continuing operations of $237 million compared to a net operating loss from continuing operations of $120 million for the same period in 2010, which excludes the $211 million charge for goodwill impairment in 2010. The operating loss for the nine months ended September 30, 2011 reflects the Board of Directors’ decision in the first quarter to adopt the Problem Asset Disposition Plan to quickly dispose of problem assets following United’s successful private placement at the end of the first quarter. Diluted operating loss from continuing operations per common share was $7.23 for the nine months ended September 30, 2011, compared with diluted operating loss from continuing operations per common share of $6.75 for the same period in 2010. The diluted operating loss per share from continuing operations for the first nine months of 2010 excluded $11.14 in loss per share related to the third quarter 2010 goodwill impairment charge bringing the total loss from continuing operations per share to $17.89. See schedule on page 39 for a reconciliation of operating performance measures to the most closely related performance measures calculated in accordance with GAAP.

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

Table 2—Average Consolidated Balance Sheets and Net Interest Analysis

For the Three Months Ended September 30,

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	2011			2010
(dollars in thousands, taxable equivalent)	Average Balance (As restated)	Interest	Avg. Rate	Average Balance	Interest	Avg. Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (1)(2)	$4,193,951	$59,394	5.62%	$4,896,471	$68,540	5.55%
Taxable securities (3)	2,125,154	14,324	2.70	1,384,682	14,431	4.17
Tax-exempt securities (1)(3)	24,675	399	6.47	26,481	459	6.93
Federal funds sold and other interest-earning assets	286,194	426	.60	368,108	930	1.01

Total interest-earning assets	6,629,974	74,543	4.47	6,675,742	84,360	5.02

Non-interest-earning assets:
Allowance for loan losses	(128,654)			(194,300)
Cash and due from banks	53,500			107,825
Premises and equipment	177,798			179,839
Other assets (3)	267,349			752,780

Total assets	$6,999,967			$7,521,886

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW	$1,258,929	831	.26	$1,318,779	1,705	.51
Money market	1,024,559	1,129	.44	781,903	1,930	.98
Savings	199,793	52	.10	186,123	83	.18
Time less than $100,000	1,448,024	4,539	1.24	1,541,772	7,190	1.85
Time greater than $100,000	940,864	3,456	1.46	1,065,789	5,506	2.05
Brokered	260,423	1,091	1.66	573,606	3,403	2.35

Total interest-bearing deposits	5,132,592	11,098	.86	5,467,972	19,817	1.44

Federal funds purchased and other borrowings	103,850	1,081	4.13	104,370	1,068	4.06
Federal Home Loan Bank advances	40,625	441	4.31	80,220	796	3.94
Long-term debt	138,457	2,642	7.57	150,119	2,665	7.04

Total borrowed funds	282,932	4,164	5.84	334,709	4,529	5.37

Total interest-bearing liabilities	5,415,524	15,262	1.12	5,802,681	24,346	1.66

Non-interest-bearing liabilities:
Non-interest-bearing deposits	928,788			789,231
Other liabilities	57,427			74,482

Total liabilities	6,401,739			6,666,394
Shareholders’ equity	598,228			855,492

Total liabilities and shareholders’ equity	$6,999,967			$7,521,886

Net interest revenue		$59,281			$60,014

Net interest-rate spread			3.35%			3.36%

Net interest margin (4)			3.55%			3.57%

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

Table 3—Average Consolidated Balance Sheets and Net Interest Analysis

For the Nine Months Ended September 30,

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	2011			2010
(dollars in thousands, taxable equivalent)	Average Balance (As restated)	Interest	Avg. Rate	Average Balance	Interest	Avg. Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (1)(2)	$4,351,524	$181,422	5.57%	$5,025,739	$211,399	5.62%
Taxable securities (3)	1,926,365	42,210	2.92	1,458,120	45,857	4.19
Tax-exempt securities (1)(3)	25,178	1,234	6.53	28,470	1,450	6.79
Federal funds sold and other interest-earning assets	514,392	2,573	.67	357,881	3,202	1.19

Total interest-earning assets	6,817,459	227,439	4.46	6,870,210	261,908	5.09

Non-interest-earning assets:
Allowance for loan losses	(145,689)			(191,888)
Cash and due from banks	102,251			104,446
Premises and equipment	178,694			180,936
Other assets (3)	293,386			758,903

Total assets	$7,246,101			$7,722,607

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW	$1,313,752	3,191	.32	$1,335,034	5,304	.53
Money market	977,863	4,656	.64	750,685	5,516	.98
Savings	194,433	193	.13	184,420	250	.18
Time less than $100,000	1,509,753	14,980	1.33	1,612,691	23,968	1.99
Time greater than $100,000	973,335	11,480	1.58	1,110,195	18,378	2.21
Brokered	475,687	5,353	1.50	650,588	11,669	2.40

Total interest-bearing deposits	5,444,823	39,853	.98	5,643,613	65,085	1.54

Federal funds purchased and other borrowings	102,711	3,197	4.16	103,697	3,162	4.08
Federal Home Loan Bank advances	49,442	1,601	4.33	100,727	2,747	3.65
Long-term debt	146,221	8,169	7.47	150,098	7,994	7.12

Total borrowed funds	298,374	12,967	5.81	354,522	13,903	5.24

Total interest-bearing liabilities	5,743,197	52,820	1.23	5,998,135	78,988	1.76

Non-interest-bearing liabilities:
Non-interest-bearing deposits	884,417			755,845
Other liabilities	69,131			64,622

Total liabilities	6,696,745			6,818,602
Shareholders’ equity	549,356			904,005

Total liabilities and shareholders’ equity	$7,246,101			$7,722,607

Net interest revenue		$174,619			$182,920

Net interest-rate spread			3.23%			3.33%

Net interest margin (4)			3.42%			3.56%

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

Table 4—Change in Interest Revenue and Expense on a Taxable Equivalent Basis

(in thousands)

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Three Months Ended September 30, 2011 Compared to 2010 Increase (decrease) Due to Changes in			Nine Months Ended September 30, 2011 Compared to 2010 Increase (decrease) Due to Changes in
	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Loans	$(9,940)	$794	$(9,146)	$(28,125)	$(1,852)	$(29,977)
Taxable securities	6,075	(6,182)	(107)	12,429	(16,076)	(3,647)
Tax-exempt securities	(30)	(30)	(60)	(163)	(53)	(216)
Federal funds sold and other interest-earning assets	(177)	(327)	(504)	1,093	(1,722)	(629)

Total interest-earning assets	(4,072)	(5,745)	(9,817)	(14,766)	(19,703)	(34,469)

Interest-bearing liabilities:
NOW accounts	(74)	(800)	(874)	(83)	(2,030)	(2,113)
Money market accounts	480	(1,281)	(801)	1,398	(2,258)	(860)
Savings deposits	6	(37)	(31)	13	(70)	(57)
Time deposits less than $100,000	(415)	(2,236)	(2,651)	(1,448)	(7,540)	(8,988)
Time deposits greater than $100,000	(591)	(1,459)	(2,050)	(2,070)	(4,828)	(6,898)
Brokered deposits	(1,503)	(809)	(2,312)	(2,647)	(3,669)	(6,316)

Total interest-bearing deposits	(2,097)	(6,622)	(8,719)	(4,837)	(20,395)	(25,232)

Federal funds purchased & other borrowings	(5)	18	13	(30)	65	35
Federal Home Loan Bank advances	(424)	69	(355)	(1,590)	444	(1,146)
Long-term debt	(215)	192	(23)	(210)	385	175

Total borrowed funds	(644)	279	(365)	(1,830)	894	(936)

Total interest-bearing liabilities	(2,741)	(6,343)	(9,084)	(6,667)	(19,501)	(26,168)

Decrease in net interest revenue	$(1,331)	$598	$(733)	$(8,099)	$(202)	$(8,301)

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

As the residential construction and housing markets have struggled, it has been difficult for many builders and developers to obtain cash flow needed to service debt from selling lots and houses. This deterioration of the residential construction and housing market was the primary factor that resulted in higher credit losses and increases in non-performing assets over the last three years. Although a majority of the charge-offs have been within the residential construction and development portion of the portfolio, credit quality deterioration has migrated to other loan categories as pressure resulting from economic conditions has persisted and unemployment levels have remained high throughout United’s markets. Additional discussion on credit quality and the allowance for loan losses is included in the Asset Quality and Risk Elements section of this report on page 49.

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

The following table presents the components of fee revenue for the third quarters and first nine months of 2011 and 2010.

Table 5—Fee Revenue

(dollars in thousands)

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Change	2011	2010	Change

Overdraft fees	$3,541	$4,427	(20)%	$10,709	$13,396	(20)%
ATM and debit card fees	3,302	2,517	31	9,111	7,465	22
Other service charges and fees	691	704	(2)	2,042	2,227	(8)

Service charges and fees	7,534	7,648	(1)	21,862	23,088	(5)
Mortgage loan and related fees	1,148	2,071	(45)	3,594	5,151	(30)
Brokerage fees	836	731	14	2,204	1,884	17
Securities gains, net	—	2,491		838	2,552
Losses from prepayment of borrowings	—	(2,233)		(791)	(2,233)
Hedge ineffectiveness	575	336		4,687	1,185
Other	1,405	1,817	(23)	4,847	4,479	8

Total fee revenue	$11,498	$12,861	(11)	$37,241	$36,106	3

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

Operating Expenses

The following table presents the components of operating expenses for the three and nine months ended September 30, 2011 and 2010.

Table 6—Operating Expenses

(dollars in thousands)

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Change	2011	2010	Change

Salaries and employee benefits	$25,262	$24,891	1%	$76,622	$72,841	5%
Communications and equipment	3,284	3,620	(9)	10,006	10,404	(4)
Occupancy	3,794	3,720	2	11,673	11,370	3
Advertising and public relations	1,052	1,128	(7)	3,347	3,523	(5)
Postage, printing and supplies	1,036	1,019	2	3,239	3,009	8
Professional fees	2,051	2,117	(3)	7,731	6,238	24
FDIC assessments and other regulatory charges	2,603	3,256	(20)	11,660	10,448	12
Amortization of intangibles	748	793	(6)	2,270	2,389	(5)
Other	3,877	4,610	(16)	14,368	12,707	13

Total excluding foreclosed property expenses and loss on NPA sale	43,707	45,154	(3)	140,916	132,929	6
Net (gains) losses on sales of foreclosed properties	(804)	7,137		7,998	15,753
Foreclosed property write downs	1,772	7,051		53,475	17,724
Foreclosed property maintenance expenses	1,845	5,564	(67)	8,130	11,628	(30)
Loss on sale of nonperforming assets	—	—		—	45,349
Goodwill impairment	—	210,590		—	210,590

Total operating expenses	$46,520	$275,496	(83)	$210,519	$433,973	(51)

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

Income Taxes

Income tax benefit for the third quarter of 2011 was $822,000 million as compared with income tax benefit of $17.2 million for the third quarter of 2010, representing an effective tax rate of approximately 6.76% and 6.79%, respectively. The third quarter 2011 tax benefit included the reversal of previously established reserves for uncertain tax positions of $1.09 million as the tax returns upon which the tax positions were claimed are no longer subject to audit as a result of statute expiration. Absent the reversal of the reserves and the increase to the valuation allowance for deferred tax assets for the current period tax benefit, the effective tax rate for the third quarter would have been 40%. Excluding the goodwill impairment charges in 2010, which had a very limited tax impact, the effective tax rate for the third quarter of 2010 was 40.0%. For the first nine months of 2011, income tax expense was $95.9 million as compared with income tax benefit of $73.0 million for the same period in 2010, representing an effective tax rate of 40.5% and 18.1%, respectively. The effective tax rates were different from the statutory tax rates primarily due to interest revenue on certain investment securities and loans that are exempt from income taxes, tax exempt fee revenue, tax credits received on affordable housing investments, and the change in valuation allowance on deferred tax assets as discussed below.

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

At September 30, 2011, United had net deferred tax assets with a carrying amount of zero, net of the valuation allowance of $269 million. Accounting Standards Codification Topic 740, Income Taxes, requires that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. Management considers both positive and negative evidence and analyzes changes in near-term market conditions as well as other factors which may impact future operating results. In making such judgments, significant weight is given to evidence that can be objectively verified. The deferred tax assets are analyzed quarterly for changes affecting realizability. Based on the weighting of the evidence, management has determined that the objective negative evidence outweighs the more subjective positive evidence. As a result, management has established a full valuation allowance against its net deferred tax assets.

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

Balance Sheet Review

Total assets at September 30, 2011, December 31, 2010 and September 30, 2010 were $6.89 billion, $7.28 billion and $7.01 billion, respectively. Average total assets for the third quarter of 2011 were $7.00 billion, down from $7.52 billion in the third quarter of 2010.

Loans

The following table presents a summary of the loan portfolio.

Table 7—Loans Outstanding (excludes loans covered by loss share agreement)

(dollars in thousands)

	September 30,	September 30,	September 30,
	September 30, 2011	December 31, 2010	September 30, 2010
By Loan Type
Commercial (secured by real estate)	$1,771,101	$1,761,424	$1,781,271
Commercial construction	168,531	296,582	309,519
Commercial (commercial and industrial)	429,043	441,518	456,368

Total commercial	2,368,675	2,499,524	2,547,158
Residential construction	474,552	695,166	763,424
Residential mortgage	1,149,678	1,278,780	1,315,994
Installment	116,970	130,656	132,928

Total loans	$4,109,875	$4,604,126	$4,759,504

As a percentage of total loans:
Commercial (secured by real estate)	43%	38%	36%
Commercial construction	4	6	7
Commercial (commercial and industrial)	10	10	10

Total commercial	57	54	53
Residential construction	12	15	16
Residential mortgage	28	28	28
Installment	3	3	3

Total	100%	100%	100%

By Geographic Location
Atlanta MSA	$1,192,496	$1,310,222	$1,364,823
Gainesville MSA	271,705	312,049	316,499
North Georgia	1,478,179	1,688,586	1,754,541
Western North Carolina	607,284	701,798	718,948
Coastal Georgia	315,597	335,020	344,901
East Tennessee	244,614	256,451	259,792

Total loans	$4,109,875	$4,604,126	$4,759,504

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

Table 8—Performing Substandard Loans

(dollars in thousands)

	September 30,	September 30,	September 30,	September 30,	September 30,
	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010
By Category
Commercial (sec. by RE)	$134,356	$117,525	$119,651	$156,765	$157,245
Commercial construction	26,530	31,347	34,887	90,745	102,592
Commercial & industrial	24,868	16,645	16,425	16,767	22,251

Total commercial	185,754	165,517	170,963	264,277	282,088
Residential construction	76,179	74,277	80,534	158,770	177,381
Residential mortgage	76,707	70,396	69,119	86,143	86,239
Installment	2,703	2,923	2,352	2,957	4,218

Total	$341,343	$313,113	$322,968	$512,147	$549,926

By Market
Atlanta MSA	$97,906	$97,931	$100,200	$185,327	$214,676
Gainesville MSA	19,615	14,957	17,417	33,962	27,097
North Georgia	156,063	140,886	148,228	212,992	229,845
North Carolina	36,724	30,202	27,280	42,335	37,085
Coastal Georgia	23,966	22,945	23,104	29,223	32,341
East Tennessee	7,069	6,192	6,739	8,308	8,882

Total loans	$341,343	$313,113	$322,968	$512,147	$549,926

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

Table 9—Allowance for Loan Losses

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

Table 10—Nonperforming Assets

(dollars in thousands)

	September 30,	September 30,	September 30,
	September 30, 2011 (As restated)	December 31, 2011 (As restated)	September 30, 2010
Nonperforming loans*	$144,484	$179,094	$217,766
Foreclosed properties (OREO)	44,263	142,208	129,964

Total nonperforming assets	$188,747	$321,302	$347,730

Nonperforming loans as a percentage of total loans	3.52%	3.89%	4.58%
Nonperforming assets as a percentage of total loans and OREO	4.54	6.77	7.11
Nonperforming assets as a percentage of total assets	2.74	4.42	4.96

*	There were no loans 90 days or more past due that were still accruing at period end.

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

Table 11—Nonperforming Assets by Quarter (1)

(in thousands)

	September 30,		September 30,	September 30,		September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	September 30, 2011					December 31, 2010			September 30, 2010
	Nonaccrual Loans		Foreclosed Properties	Total NPAs		Nonaccrual Loans	Foreclosed Properties	Total NPAs	Nonaccrual Loans	Foreclosed Properties	Total NPAs
BY CATEGORY
Commercial (sec. by RE)	$21,998		$8,880	$30,878		$44,927	$23,659	$68,586	$53,646	$14,838	$68,484
Commercial construction	11,370		5,862	17,232		21,374	17,808	39,182	17,279	15,125	32,404
Commercial & industrial	53,009		—	53,009		5,611	—	5,611	7,670	—	7,670

Total commercial	86,377		14,742	101,119		71,912	41,467	113,379	78,595	29,963	108,558
Residential construction	34,472		21,561	56,033		54,505	78,231	132,736	79,321	73,206	152,527
Residential mortgage	22,671		7,960	30,631		51,083	22,510	73,593	58,107	26,795	84,902
Consumer / installment	964		—	964		1,594	—	1,594	1,743	—	1,743

Total NPAs	$144,484		$44,263	$188,747		$179,094	$142,208	$321,302	$217,766	$129,964	$347,730

Balance as a % of Unpaid Principal	77.8	% (2)	33.4%	59.3	% (2)	67.2%	64.4%	65.9%	70.0%	65.9%	68.4%

BY MARKET
Atlanta MSA	$13,350		$12,971	$26,321		$48,289	$41,154	$89,443	$65,304	$32,785	$98,089
Gainesville MSA	5,311		2,495	7,806		5,171	9,273	14,444	11,905	5,685	17,590
North Georgia	105,078		17,467	122,545		83,551	66,211	149,762	92,295	67,439	159,734
Western North Carolina	13,243		7,941	21,184		25,832	11,553	37,385	31,545	11,559	43,104
Coastal Georgia	5,600		2,354	7,954		11,145	11,901	23,046	10,611	10,951	21,562
East Tennessee	1,902		1,035	2,937		5,106	2,116	7,222	6,106	1,545	7,651

Total NPAs	$144,484		$44,263	$188,747		$179,094	$142,208	$321,302	$217,766	$129,964	$347,730

(1)	Excludes non-performing loans and foreclosed properties covered by the loss-sharing agreement with the FDIC, related to the acquisition of SCB.

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

At September 30, 2011, United had securities held to maturity with a carrying value of $354 million and securities available for sale totaling $1.77 billion. At September 30, 2011, December 31, 2010, and September 30, 2010, the securities portfolio represented approximately 31%, 20%, and 19% of total assets, respectively.

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

At September 30, 2011, United had sufficient qualifying collateral to increase FHLB advances by $1.39 billion and Federal Reserve discount window capacity of $405 million. United’s internal policy limits brokered deposits to 25% of total assets. At September 30, 2011, United had the capacity to increase brokered deposits by $1.51 billion, subject to certain regulatory approvals, and still remain within this limit. In addition to these wholesale sources, United has the ability to attract retail deposits at any time by competing more aggressively on pricing.

As disclosed in United’s consolidated statement of cash flows, net cash provided by operating activities was $149 million for the nine months ended September 30, 2011. The net loss of $237 million for the nine month period included non-cash expenses for the provision for loan losses of $237 million and losses and write downs on foreclosed property of $61.5 million. In addition, other assets decreased $59.8 million. Net cash used in investing activities of $350 million consisted primarily of purchases of securities of $1.14 billion and purchases of premises and equipment of $6.44 million, that were offset by proceeds from sales of securities of $107 million, maturities and calls of investment securities of $416 million, net proceeds from sales of other real estate of $71.0 million, proceeds from note sales of $99.3 million, and a net decrease in loans of $106 million. Net cash used in financing activities of $149 million consisted primarily of the proceeds of $362 million from the issuance of common and preferred stock offset by a net decrease in deposits of $464 million. United also paid $15.3 million to settle FHLB advances and repaid $30.0 million in long-term debt. In the opinion of management, United had a significant excess liquidity position at September 30, 2011, which was sufficient to meet its expected cash flow requirements.

Capital Resources and Dividends

Shareholders’ equity at September 30, 2011 was $583 million, an increase of $115 million from December 31, 2010. Accumulated other comprehensive income, which includes unrealized gains and losses on securities available for sale and the unrealized gains and losses on derivatives qualifying as cash flow hedges, is excluded in the calculation of regulatory capital adequacy ratios. Excluding the change in the accumulated other comprehensive income, shareholders’ equity increased $123 million from December 31, 2010.

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

Table 14—Capital Ratios

(dollars in thousands)

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Regulatory Guidelines		United Community Banks, Inc. (Consolidated)			United Community Bank
	Minimum	Well Capitalized	(As restated) September 30, 2011	(As restated) December 31, 2010	September 30, 2010	(As restated) September 30, 2011	(As restated) December 31, 2010	September 30, 2010

Risk-based ratios:
Tier I capital	4.0%	6.0%	13.75%	9.81%	10.42%	13.54%	10.85%	11.40%
Total capital	8.0	10.0	15.63	12.25	12.99	14.82	12.61	13.16
Leverage ratio	3.0	5.0	8.79	6.76	7.32	8.66	7.45	7.94

Tier I capital			$614,382	$489,279	$520,367	$604,420	$540,183	$567,428
Total capital			698,436	611,098	648,363	661,322	627,829	655,047

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

There have been no material changes in United’s quantitative and qualitative disclosures about market risk as of September 30, 2011 from that presented in the Annual Report on Form 10-K for the year ended December 31, 2010. The interest rate sensitivity position at September 30, 2011 is included in management’s discussion and analysis on page 56 of this report.

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

Because of management’s subsequent decision to establish a full deferred tax asset valuation allowance as of December 31, 2010, and the resulting restatement of United’s consolidated financial statements described in more detail elsewhere in this Amendment, management has re-evaluated the effectiveness of United’s disclosure controls and procedures as of September 30, 2011. As a result of such re-evaluation, management, including the Chief Executive Officer and Chief Financial Officer, has determined that the restatement indicates there was a material weakness in United’s internal control over financial reporting as of September 30, 2011 and that United’s disclosure controls and procedures were not effective as of such date.

Specifically, management has determined that its application of ASC 740, Accounting for Income Taxes, was incorrect and that United did not have adequate controls in place to enable management to sufficiently analyze, evaluate and validate the positive and negative evidence supporting the valuation of our deferred tax assets. This deficiency, which resulted in the misstatement in United’s consolidated financial statements as of December 31, 2010, was a material weakness in United’s internal control over financial reporting as of December 31, 2010 and as of September 30, 2011. As a result, to address the above deficiency, management is currently evaluating specific additional procedures designed to increase the level of analysis, evaluation and validation of United’s valuation of deferred tax assets. No changes were made to United’s internal control over financial reporting during the third quarter of 2011 that materially affected, or are reasonably likely to materially affect, United’s internal control over financial reporting.

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

As of September 30, 2011, our net deferred tax asset balance was approximately $264 million, which includes approximately $212 million resulting from federal and state net operating losses, and we currently have a full valuation allowance against such deferred tax assets.

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