Form 10-K
period 2011-12-31
UNITED COMMUNITY BANKS INC
filed 2012-03-14
CIK 857855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $594,196,291 (based on shares held by non-affiliates at $10.56 per share, the closing stock price on the Nasdaq stock market on June 30, 2011).

As of February 29, 2012, 57,591,469 shares of common stock were issued and outstanding including 41,677,260 voting shares and 15,914,209 non-voting shares. Also outstanding were presently exercisable options to acquire 508,218 shares, presently exercisable warrants to acquire 1,761,344 shares and 88,762 shares issuable under United Community Banks, Inc.’s deferred compensation plan.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2012 Annual Meeting of Shareholders are incorporated herein into Part III by reference.

PART I

ITEM 1.	BUSINESS.

United Community Banks, Inc. (“United”), a bank holding company registered under the Bank Holding Company Act of 1956, was incorporated under the laws of Georgia in 1987 and commenced operations in 1988 by acquiring 100% of the outstanding shares of Union County Bank, Blairsville, Georgia, now known as United Community Bank, Blairsville, Georgia (the “Bank”).

Since the early 1990’s, United has actively expanded its market coverage through organic growth complemented by selective acquisitions, primarily of banks whose managements share United’s community banking and customer service philosophies. Although those acquisitions have directly contributed to United’s growth, their contribution has primarily been to provide United access to new markets with attractive organic growth potential. Organic growth in assets includes growth through existing offices as well as growth at de novo locations and post-acquisition growth at acquired banking offices.

To emphasize its commitment to community banking, United conducts substantially all of its operations through a community-focused operating model of 27 separate “community banks”, which as of December 31, 2011, operated at 106 locations throughout north Georgia, the Atlanta, Georgia MSA, the Gainesville, Georgia MSA, coastal Georgia, western North Carolina and east Tennessee. The community banks offer a full range of retail and corporate banking services, including checking, savings and time deposit accounts, secured and unsecured loans, wire transfers, brokerage services and other financial services, and are led by local bank presidents (referred to herein as the “Community Bank Presidents”) and management with significant experience in, and ties to, their communities. Each of the Community Bank Presidents has authority, alone or with other local officers, to make most credit decisions.

The Bank, through its full-service retail mortgage lending division, United Community Mortgage Services (“UCMS”), is approved as a seller/servicer for the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and provides fixed and adjustable-rate home mortgages. During 2011, the Bank originated $261 million of residential mortgage loans throughout its footprint in Georgia, North Carolina and Tennessee for the purchase of homes and to refinance existing mortgage debt. Substantially all of these mortgages were sold into the secondary market without recourse to the Bank, other than for breaches of warranties.

Acquired in 2000, Brintech, Inc. (“Brintech”), a former subsidiary of the Bank, was a consulting firm for the financial services industry. United sold Brintech on March 31, 2010 and has excluded its results of operations from loss from continuing operations in the consolidated statement of operations.

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

The Bank purchased substantially all the assets and assumed substantially all the liabilities of Southern Community Bank (“SCB”) from the Federal Deposit Insurance Corporation (“FDIC”), as Receiver of SCB. The acquisition of SCB in June 2009, added assets and liabilities of $378 million and $367 million, respectively and resulted in a gain of $11.4 million. The acquisition of SCB added four banking offices in the Atlanta, Georgia MSA. UCB and the FDIC entered loss sharing agreements regarding future losses incurred on loans and foreclosed loan collateral existing at June 19, 2009. Under the terms of the loss sharing agreements, the FDIC will absorb 80 percent of the losses and share 80 percent of loss recoveries on the first $109 million of losses and absorb 95 percent of losses and share in 95 percent of loss recoveries exceeding $109 million.

Recent Developments

On February 10, 2012, United filed an amended Annual Report on Form 10-K/A for the year ended December 31, 2010, which was originally filed with the Securities and Exchange Commission on March 16, 2011. Concurrently with such filing, United also filed amended Quarterly Reports on Form 10-Q/A for the periods ended March 31, 2011, June 30, 2011 and September 30, 2011, which were originally filed with the Securities and Exchange Commission on May 4, 2011, August 9, 2011 and November 8, 2011, respectively. The amended Annual Report on Form 10-K/A and amended Quarterly Reports on Form 10-Q/A are referred to herein collectively as the “Restatements.”

The Restatements were filed to reflect United’s establishment of a full deferred tax asset valuation allowance as of December 31, 2010 and the effects thereof on certain related disclosures contained in the original filings, including (i) United’s previously reported income tax expense, other comprehensive income in shareholders’ equity and net income and loss, tangible book value, tangible equity and tangible common equity to asset ratios, and regulatory capital ratios, (ii) United’s disclosure in its Annual Report on Form 10-K/A with respect to Item 1A—Risk Factors, “Management’s Report on Internal Control Over Financial Reporting” included in Item 8—Financial Statements and Supplementary Data, and Item 9A—Controls and Procedures, and (iii) United’s disclosure in its Quarterly Reports on Form 10-Q/A with respect to Item 4—Controls and Procedures.

During the first quarter of 2011, United closed a private placement (the “Private Placement”) pursuant to which institutional investors purchased $33.0 million of United’s existing common stock, consisting of 3,467,699 shares, for $9.50 per share, and $347 million in preferred stock consisting of $196 million of Series F Preferred Stock, and $151 million of Series G Preferred Stock. Under the terms of the Private Placement Agreement and following receipt of required shareholder approvals, which were received on June 16, 2011 at United’s annual shareholders’ meeting, the Series F Preferred Stock converted into 20,618,156 shares of voting common stock and the Series G Preferred Stock converted into 15,914,209 shares of non-voting common stock. Following such conversion, the investors owned an aggregate of 24,085,855 shares of common stock and 15,914,209 shares of non-voting common stock. The Private Placement resulted in an increase to shareholders’ equity of $362 million, net of transaction costs.

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

For additional information on the Plan, see United’s Current Reports on Form 8-K, filed on February 24, 2011.

Forward-Looking Statements

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act’), and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), about United and its subsidiaries. These forward-looking statements are intended to be covered by the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical fact, and can be identified by the use of forward-looking terminology such as “believes”, “expects”, “may”, “will”, “could”, “should”, “projects”, “plans”, “goal”, “targets”, “potential”, “estimates”, “pro forma”, “seeks”, “intends”, or “anticipates” or the negative thereof or comparable terminology. Forward-looking statements include discussions of strategy, financial projections, guidance and estimates (including their underlying assumptions), statements regarding plans, objectives, expectations or consequences of various transactions, and statements about the future performance, operations, products and services of United and its subsidiaries. We caution our shareholders and other readers not to place undue reliance on such statements.

Our businesses and operations are and will be subject to a variety of risks, uncertainties and other factors. Consequently, actual results and experience may materially differ from those contained in any forward-looking statements. Such risks, uncertainties and other factors that could cause actual results and experience to differ from those projected include, but are not limited to, the following factors:

•	our ability to maintain profitability;

•	our ability to fully realize our deferred tax asset balances, including net operating loss carry-forwards;

•	the condition of the banking system and financial markets;

•	the results of our most recent internal credit stress test may not accurately predict the impact on our financial condition if the economy were to continue to deteriorate;

•	our ability to raise capital as may be necessary;

•	our ability to maintain liquidity or access other sources of funding;

•	changes in the cost and availability of funding;

•	the success of the local economies in which we operate;

•	our concentrations of residential and commercial construction and development loans and commercial real estate loans are subject to unique risks that could adversely affect our earnings;

•	changes in prevailing interest rates may negatively affect our net income and the value of our assets;

•	the accounting and reporting policies of United;

•	if our allowance for loan losses is not sufficient to cover actual loan losses;

•	we may be subject to losses due to fraudulent and negligent conduct of our loan customers, third party service providers or employees;

•	competition from financial institutions and other financial service providers;

•	the United States Department of the Treasury (“Treasury”) may change the terms of our Series B Preferred Stock;

•	risks with respect to future expansion and acquisitions;

•	if the conditions in the stock market, the public debt market and other capital markets deteriorate;

•	the impact of the Dodd-Frank Act and related regulations and other changes in financial services laws and regulations;

•	the failure of other financial institutions;

•	a special assessment that may be imposed by the FDIC on all FDIC-insured institutions in the future, similar to the assessment in 2009 that decreased our earnings; and

•

regulatory or judicial proceedings, board resolutions, informal memorandums of understanding or formal enforcement actions imposed by regulators that may occur, or any such proceedings or enforcement actions that is more severe than we anticipate.

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

Monetary Policy and Economic Conditions

United’s profitability depends to a substantial extent on the difference between interest revenue received from loans, investments, and other earning assets, and the interest paid on deposits and other liabilities. These rates are highly sensitive to many factors that are beyond the control of United, including national and international economic conditions and the monetary policies of various governmental and regulatory authorities, particularly the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The instruments of monetary policy employed by the Federal Reserve include open market operations in U.S. government securities, changes in the discount rate on bank borrowings and changes in reserve requirements against bank deposits.

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

The table on the following page displays the respective percentage of total bank and thrift deposits for the last five years in each county where the Bank has operations. The table also indicates the Bank’s ranking by deposit size in each county. All information in the table was obtained from the Federal Deposit Insurance Corporation Summary of Deposits as of June 30 of each year. The following information only shows market share in deposit gathering, which may not be indicative of market presence in other areas.

Share of Local Deposit Markets by County - Banks and Savings Institutions

	Market Share					Rank in Market
	2011	2010	2009	2008	2007	2011	2010	2009	2008	2007

Atlanta, Georgia MSA
Bartow	12%	9%	8%	7%	7%	3	4	5	7	6
Carroll	6	5	4	3	3	6	7	7	9	9
Cherokee	4	4	4	4	4	9	9	9	9	9
Cobb	3	3	3	4	4	10	10	7	8	8
Coweta	2	2	3	1	1	10	10	10	12	12
Dawson	36	30	29	33	36	1	1	1	1	1
DeKalb	1	1	1	1	1	21	21	18	16	18
Douglas	2	1	1	2	2	11	13	13	10	11
Fayette	8	9	11	2	1	5	4	4	12	12
Forsyth	3	2	3	2	3	11	13	11	13	11
Fulton	1	1	1	1	1	20	18	20	17	17
Gwinnett	3	3	3	4	4	7	8	7	7	5
Henry	4	4	4	3	3	7	9	8	10	12
Newton	3	3	3	4	4	8	8	9	7	6
Paulding	5	3	2	2	2	7	8	12	11	8
Pickens	3	2	2	3	2	7	7	7	7	7
Rockdale	12	12	12	11	12	4	4	3	5	4
Walton	2	1	1	1	1	10	10	10	11	13

Gainesville, Georgia MSA
Hall	14	14	13	12	9	3	3	4	4	5

North Georgia
Chattooga	40	39	40	41	42	1	1	1	1	1
Fannin	52	49	50	52	50	1	1	1	1	1
Floyd	16	14	13	13	15	1	3	3	4	3
Gilmer	25	15	14	14	15	2	2	2	2	2
Habersham	20	16	14	14	14	2	3	3	3	3
Jackson	6	5	4	3	2	7	8	8	10	11
Lumpkin	29	28	29	32	27	2	2	1	1	2
Rabun	12	11	10	11	12	5	5	5	5	5
Towns	41	37	27	29	32	2	2	2	2	2
Union	84	86	88	88	85	1	1	1	1	1
White	46	43	39	40	40	1	1	1	1	1

Tennessee
Blount	2	2	3	3	4	11	11	11	9	8
Bradley	5	5	5	5	4	7	7	7	7	7
Knox	1	1	1	1	1	23	25	16	14	13
Loudon	14	14	16	19	19	3	3	3	2	3
McMinn	2	2	3	3	3	9	9	9	8	8
Monroe	4	3	4	3	2	7	8	7	8	8
Roane	8	8	10	11	9	6	6	4	3	4

Coastal Georgia
Chatham	1	1	1	2	1	10	10	11	11	12
Glynn	18	15	13	16	18	2	3	3	3	2
Ware	4	4	7	10	7	9	8	7	4	5

North Carolina
Avery	18	17	15	14	13	1	1	4	4	4
Cherokee	29	29	34	42	46	1	1	1	1	1
Clay	48	49	51	53	53	1	1	1	1	1
Graham	72	72	74	77	75	1	1	1	1	1
Haywood	10	11	12	11	11	5	5	4	5	5
Henderson	3	3	3	3	3	11	11	11	11	11
Jackson	25	25	24	24	23	1	1	1	2	2
Macon	8	8	9	9	9	6	5	4	4	4
Mitchell	37	34	32	28	29	1	1	1	2	1
Swain	25	30	28	28	31	2	2	2	2	2
Transylvania	14	13	14	14	12	3	4	3	3	3
Watauga	1	1	2	2	1	12	11	11	11	13
Yancey	20	19	17	13	12	2	2	4	4	5

Loans

The Bank makes both secured and unsecured loans to individuals, firms, and corporations. Secured loans include first and second real estate mortgage loans and commercial loans secured by non-real estate assets. The Bank also makes direct installment loans to consumers on both a secured and unsecured basis. At December 31, 2011, commercial (commercial and industrial), commercial (secured by real estate), commercial construction, residential construction, residential mortgage and consumer installment loans represented approximately 10%, 44%, 4%, 11%, 28% and 3%, respectively, of United’s total loan portfolio.

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

United’s Credit Administration department provides each lending officer with written guidelines for lending activities as approved by the Bank’s Board of Directors. Limited lending authority is delegated to lending officers by Credit Administration as authorized by the Bank’s Board of Directors. Loans in excess of individual officer credit authority must be approved by a senior officer with sufficient approval authority delegated by Credit Administration as authorized by the Bank’s Board of Directors. At December 31, 2011, the Bank’s legal lending limit was $156 million; however, the Board of Directors has established an internal lending limit of $20 million. All loans to borrowers for any individual real estate project that exceeds $12 million or whose total aggregate borrowing relationship exceed $15 million require the approval of two Bank directors and must be reported quarterly to the Bank’s Board of Directors for ratification.

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

Loan Review and Nonperforming Assets

The Loan Review Department of United reviews, or engages an independent third party to review, the Bank’s loan portfolio on an ongoing basis to identify any weaknesses in the portfolio and to assess the general quality of credit underwriting. The results of such reviews are presented to Executive Management, the Community Bank Presidents, Credit Administration Management and the Audit Committee of the Board of Directors. If an individual loan or credit relationship has a material weakness identified during the review process, the risk rating of the loan, or generally all loans comprising that credit relationship, will be downgraded to the classification that most closely matches the current risk level. The review process also provides for the upgrade of loans that show improvement since the last review. Since each loan in a credit relationship may have a different credit structure, collateral, and source of repayment, different loans in a relationship can be assigned different risk ratings. Under United’s 10-tier loan grading system, grades 1 through 6 are considered “pass” (acceptable) credit risk, grade 7 is a “watch” rating, and grades 8 through 10 are “adversely classified” credits that require management’s attention. The entire 10-grade rating scale provides for a higher numeric rating for increased risk. For example, a risk rating of 1 is the least risky of all credits and would be typical of a loan that is 100% secured by a deposit at the Bank. Risk ratings of 2 through 6 in the pass category each have incrementally more risk. The four watch list credit ratings and rating definitions are:

7 (Watch)	Loans in this category are presently protected from apparent loss; however weaknesses exist that could cause future impairment, including the deterioration of financial ratios, past-due status and questionable management capabilities. These loans require more than the ordinary amount of supervision. Collateral values generally afford adequate coverage, but may not be immediately marketable.

8 (Substandard)	These loans are inadequately protected by the current net worth and paying capacity of the obligor or by the collateral pledged. Specific and well-defined weaknesses that may include poor liquidity and deterioration of financial ratios. The loan may be past-due and related deposit accounts experiencing overdrafts. Immediate corrective action is necessary.

9 (Doubtful)	Specific weaknesses characterized as Substandard that are severe enough to make collection in full highly questionable and improbable. There is no reliable secondary source of full repayment.

10 (Loss)	Loans categorized as Loss have the same characteristics as Doubtful, however, probability of loss is certain. Loans classified as Loss are charged-off.

In addition, Credit Administration, with supervision and input from Accounting, prepares a quarterly analysis to determine the adequacy of the Allowance for Loan Losses (“ALL”). The ALL analysis starts with total loans and subtracts loans fully secured by deposit accounts at the Bank, which effectively have no risk of loss. Next, all loans that are considered impaired are individually reviewed and assigned a specific reserve if one is warranted. Most collateral dependent impaired loans with specific reserves are charged down to net realizable value. The remaining loan balance for each major loan category is then multiplied by its respective loss factor that is derived from the average historical loss rate for the preceding two year period, weighted toward the most recent quarters, and adjusted to reflect current economic conditions. Loss factors for these loans are determined based on historical loss experience by type of loan. The unallocated portion of the allowance is maintained due to imprecision in estimating loss factors and economic and other conditions that cannot be entirely quantified in the analysis.

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

Employees

As of December 31, 2011, United and its subsidiaries had 1,706 full-time equivalent employees. Neither United nor any of its subsidiaries are a party to any collective bargaining agreement and management believes that employee relations are good.

Available Information

United’s Internet website address is www.ucbi.com. United makes available free of charge through its website Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after they are filed with, or furnished to, the Securities and Exchange Commission.

Supervision and Regulation

The following is an explanation of the supervision and regulation of United and the Bank as financial institutions. This explanation does not purport to describe state, federal or Nasdaq Stock Market supervision and regulation of general business corporations or Nasdaq listed companies.

General. United is a registered bank holding company subject to regulation by the Federal Reserve under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). United is required to file annual and quarterly financial information with the Federal Reserve and is subject to periodic examination by the Federal Reserve.

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

In November 2011, United entered into an informal memorandum of understanding with the Federal Reserve Bank of Atlanta and the DBF (the “Holding Company MOU”) that superseded the board resolution previously requested by the Federal Reserve Bank of Atlanta. The Holding Company MOU provides, similar to the superseded resolution, that United may not incur additional indebtedness, pay cash dividends, make payments on our trust preferred securities or subordinated indebtedness or repurchase outstanding stock without prior approval of the Federal Reserve Bank of Atlanta. Additionally, the Holding Company MOU requires, among other things, that United ensures the Bank functions in a safe and sound manner. United believes it is in compliance with all requirements of the Holding Company MOU.

The Bank is currently subject to an informal memorandum of understanding with the FDIC and the DBF (the “Bank MOU”). The Bank MOU requires, among other things, that the Bank maintain a Tier 1 leverage ratio of at least 8% and a total risk-based capital ratio of at least 10% while the Bank MOU is in place. Additionally, the Bank MOU requires, among other things, that prior to declaring or paying any cash dividends to United, the Bank must obtain the written consent of its regulators. The Bank believes it is in compliance with all requirements of the Bank MOU.

On December 5, 2008, United entered into a Letter Agreement and Securities Purchase Agreement (the “TARP Purchase Agreement”) with Treasury under the TARP Capital Purchase Program discussed below, pursuant to which United sold (i) 180,000 shares of United’s Series B Preferred Stock and (ii) a warrant (the “Warrant”) to purchase 426,540 shares (219,909 shares, as adjusted for subsequent stock dividends and a 50% reduction following United’s stock offering in September 2009) of United’s common stock for an aggregate purchase price of $180 million in cash. Pursuant to the terms of the Purchase Agreement, the ability of United to declare or pay dividends or distributions on its common stock is subject to restrictions, including a restriction against increasing dividends from the last quarterly cash dividend per share of ($.45) declared on the common stock prior to December 5, 2008, as adjusted for subsequent stock dividends and other similar actions.

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

Under rules adopted by the Federal Reserve in November 2011, known as the Comprehensive Capital Analysis and Review (“CCAR”) Rules, bank holding companies with $50 billion or more of total assets are required to submit annual capital plans to the Federal Reserve and generally may pay dividends and repurchase stock only under a capital plan as to which the Federal Reserve has not objected. The CCAR rules will not apply to United for so long as our total consolidated assets remain below $50 billion. However, it is anticipated that United capital ratios will be important factors considered by the Federal Reserve in evaluating whether proposed payments of dividends or stock repurchases may be an unsafe or unsound practices.

Due to our accumulated deficit (negative retained earnings), the Bank does not have the ability to pay cash dividends to the parent company in 2012. United did not pay cash dividends on its common stock in 2011, 2010 or 2009.

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

The Federal Reserve and the FDIC have implemented substantially identical risk-based rules for assessing bank and bank holding company capital adequacy. These regulations establish minimum capital standards in relation to assets and off-balance sheet exposures as adjusted for credit risk. Banks and bank holding companies are required to have (1) a minimum level of Total Capital to risk-weighted assets of 8%; and (2) a minimum Tier 1 Capital to risk-weighted assets of 4%. In addition, the Federal Reserve and the FDIC have established a minimum 3% leverage ratio of Tier 1 Capital to quarterly average total assets for the most highly-rated banks and bank holding companies. “Total Capital” is composed of Tier 1 Capital and Tier 2 Capital. “Tier 1 Capital” includes common equity, retained earnings, qualifying non-cumulative perpetual preferred stock, a limited amount of qualifying cumulative perpetual stock at the holding company level, minority interests in equity accounts of consolidated subsidiaries, less goodwill, most intangible assets and certain other assets. “Tier 2 Capital” includes, among other things, perpetual preferred stock and related surplus not meeting the Tier 1 Capital definition, qualifying mandatorily convertible debt securities, qualifying subordinated debt and allowances for possible loan and lease losses, subject to limitations. The Federal Reserve and the FDIC use the leverage ratio in tandem with the risk-based ratio to assess the capital adequacy of banks and bank holding companies. The Federal Reserve will require a bank holding company to maintain a leverage ratio greater than 4% if it is experiencing or anticipating significant growth or is operating with less than well-diversified risks in the opinion of the Federal Reserve. The FDIC, the Office of the Comptroller of the Currency (the “OCC”) and the Federal Reserve consider interest rate risk in the overall determination of a bank’s capital ratio, requiring banks with greater risk to maintain adequate capital for the risk. For example, regulators frequently require financial institutions with high levels of classified assets to maintain a leverage ratio of at least 8%.

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

Although as of December 31, 2011 and 2010, the most recent notifications from the FDIC categorize the Bank as “well-capitalized” under current regulations, regulators expect banks to maintain capital well above the minimum levels. In addition, the Bank MOU, requires that the Bank must maintain its Tier I leverage ratio at not less than 8% and its total risk-based capital ratio at not less than 10%.

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

On December 20, 2011, the Federal Reserve announced its intention to implement substantially all of the Basel III rules. Although the regulatory agencies have not yet published a notice of proposed rulemaking to implement Basel III, they are likely to do so (at least with respect to the Basel III capital framework) during the first half of 2012. United anticipates that the Basel III capital framework as adopted in the United States will establish substantially higher capital requirements than currently apply for institutions with $50 billion or more in total assets. The application of the Basel III liquidity framework to bank holding companies with less than $50 billion of total assets is less certain.

Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 was enacted on July 21, 2010. The Dodd-Frank Act resulted in sweeping changes in the regulation of financial institutions aimed at strengthening the sound operation of the financial services sector. Among other things, the Dodd-Frank Act includes the following provisions:

•

Created a new Consumer Financial Protection Bureau with power to promulgate and enforce consumer protection laws. Depository institutions are subject to the Consumer Financial Protection Bureau’s rule-writing authority, and existing depository institution regulatory agencies retain examination and enforcement authority for such institutions.

•

Established a Financial Stability Oversight Council chaired by the Secretary of the Treasury with authority to identify institutions and practices that might pose a systemic risk. In December 2011, the Federal Reserve Board issued for public comment a notice of proposed rulemaking establishing enhanced prudential standards responsive to these provisions for (1) risk-based capital requirements and leverage limits, (2) stress testing of capital, (3) liquidity requirements, (4) overall risk management requirements, (5) resolution plan and credit exposure reporting, and (6) concentration/credit exposure limits. Comments on these proposed rules, are due by March 31, 2012. Most of these proposed rules will not apply to United for so long as its total consolidated assets remain below $50 billion. However, the proposed rules will apply requirements for annual stress testing of capital under one base and two stress scenarios and certain corporate governance provisions requiring, among other things, that each bank holding company establish a risk committee of its board of directors and that that committee include a “risk expert”—apply to bank holding companies with total consolidated assets of $10 billion or more, a size United could grow to through organic growth or acquisitions.

•

Implemented corporate governance revisions, including with regard to executive compensation and proxy access by shareholders, that apply to all companies whose securities are registered with the SEC, not just financial institutions.

•	Changed the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital.

•

Provided that interchange fees for debit cards will be set by the Federal Reserve under a restrictive “reasonable and proportional cost” per transaction standard. This provision is known as the “Durbin Amendment.” In June 2011, the Federal Reserve adopted regulations for banks with total assets exceeding $10 billion, setting the maximum permissible interchange fee as the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction, with an additional adjustment of up to one cent per transaction if the issuer implements certain fraud-prevention standards. At this time it is uncertain whether this new fee structure will impact United.

•

Applied the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies and required the FDIC and Federal Reserve to seek to make their respective capital requirements for state nonmember banks and bank holding companies countercyclical so that capital requirements increase in times of economic expansion and decrease in times of economic contraction.

•

Made permanent the $250,000 limit for federal deposit insurance and provides unlimited federal deposit insurance until December 31, 2012 for non-interest bearing transaction accounts at all insured depository institutions.

•	Repealed the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

•

Required the regulatory agencies to adopt rules that prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (defined as hedge funds and private equity funds), with implementation starting as early as July 2012. The statutory provision is commonly called the “Volcker Rule”. In October 2011, regulators proposed rules to implement the Volcker Rule that included an extensive request for comments on the proposal, which were due by February 13, 2012. The proposed rules are highly complex, and many aspects of their application remain uncertain. Based on the proposed rules, United does not currently anticipate that the Volcker Rule will have a material effect on its or the Bank’s operations because neither entity engages in the businesses prohibited by the Volcker Rule.

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

American Recovery and Reinvestment Act of 2009. On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was enacted. The ARRA, commonly known as the economic stimulus or economic recovery package, includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs. In addition, ARRA imposes additional executive compensation and corporate expenditure limits on all current and future TARP recipients, including United, until the institution has repaid Treasury. This repayment is now permitted under ARRA without penalty and without the need to raise new capital, subject to Treasury’s consultation with the recipient’s appropriate regulatory agency. The executive compensation standards include (i) prohibitions on bonuses, retention awards and other incentive compensation, other than restricted stock grants up to one-third of the executive’s total annual compensation, which do not fully vest during the TARP period, (ii) prohibitions on severance payments for departure from a company, (iii) an expanded clawback of bonuses, retention awards, and incentive compensation if payment is based on materially inaccurate statements of earnings, revenues, gains or other criteria, (iv) prohibitions on compensation plans that encourage manipulation of reported earnings, (v) required establishment of a company-wide policy regarding “excessive or luxury expenditures”, and (vi) inclusion in a participant’s proxy statements for annual shareholder meetings of a nonbinding “say on pay” shareholder vote on the compensation of executives.

Incentive Compensation. In 2010, the federal banking agencies issued guidance on incentive compensation policies (the “Incentive Compensation Guidance”) intended to ensure that the incentive compensation policies of financial institutions do not undermine the safety and soundness of such institutions by encouraging excessive risk-taking. The Incentive Compensation Guidance, which covers all employees that have the ability to materially affect the risk profile of an institution, either individually or as part of a group, is based upon the key principles that a financial institution’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the institution ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the institution’s board of directors.

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

The federal banking agencies have proposed rule-making implementing provisions of the Dodd-Frank Act to prohibit incentive-based compensation plans that expose “covered financial institutions” to inappropriate risks. Covered financial institutions are institutions that have over $1 billion in assets and offer incentive-based compensation programs. The proposed rules would:

•	provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks,

•	be compatible with effective internal controls and risk management, and

•	be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors and appropriate policies, procedures and monitoring.

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

Fair Value. United’s impaired loans and foreclosed assets may be measured and carried at “fair value”, the determination of which requires management to make assumptions, estimates and judgments. When a loan is considered impaired, a specific valuation allowance is allocated or a partial charge-off is taken, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. In addition, foreclosed assets are carried at the lower of cost or “fair value”, less cost to sell, following foreclosure. “Fair value” is defined by accounting principles generally accepted in the United States of America (“GAAP”) “as the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date.” GAAP further defines an “orderly transaction” as “a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets; it is not a forced transaction (for example, a forced liquidation or distress sale).” Recently in the Bank’s markets there have been very few transactions in the type of assets which represent the vast majority of the Bank’s impaired loans and foreclosed properties which reflect “orderly transactions” as so defined. Instead, most transactions in comparable assets have been distressed sales not indicative of “fair value.” Accordingly, the determination of fair value in the current environment is difficult and more subjective than it would be in a stable real estate environment. Although management believes its processes for determining the value of these assets are appropriate and allow United to arrive at a fair value, the processes require management judgment and assumptions and the value of such assets at the time they are revalued or divested may be significantly different from management’s determination of fair value. Because of this increased subjectivity in fair value determinations, there is greater than usual grounds for differences in opinions, which may result in increased disagreements between management and the Bank’s regulators, disagreements which could impair the relationship between the Bank and its regulators.

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

The senior executive officers of United, and their ages, positions with United, past five year employment history and terms of office as of February 1, 2012, are as follows:

Name (age)	Position with United	Officer of United Since

Jimmy C. Tallent (59)	President, Chief Executive Officer and Director	1988

Rex S. Schuette (62)	Executive Vice President and Chief Financial Officer	2001

David Shearrow (52)	Executive Vice President and Chief Risk Officer since April 2007; prior to joining United was Executive Vice President and Senior Credit Officer of SunTrust Banks	2007

Craig Metz (56)	Executive Vice President of Retail Banking and Marketing since 2011; previously Executive Vice President of Marketing	2002

Bill M. Gilbert (59)	Regional President of North Georgia and Coastal Georgia since 2011; previously Senior Vice President of Retail Banking	2003

Glenn S. White (60)	Regional President of the Atlanta Region since 2008; previously President of United Community Bank - Gwinnett since 2007; prior to joining United was Chief Executive Officer of Gwinnett Commercial Group, Inc.	2008

Tim Schools (42)	Regional President of North Carolina and Tennessee since November 2011; prior to joining United was President (2008 – 2010) and Chief Operating Officer (2007 – 2008) of American Savings Bank, F.S.B., was Chief Financial Officer of South Financial Group, Inc. (2004 – 2007)	2011

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

Pursuant to the Holding Company MOU, United has agreed to not incur additional indebtedness, pay cash dividends, make payments on our trust preferred securities or subordinated indebtedness or repurchase outstanding stock without prior regulatory approval. Additionally, the Holding Company MOU requires, among other things, that United ensures that the Bank functions in a safe and sound manner. The Bank MOU requires, among other things, that the Bank maintain a Tier 1 leverage ratio of at least 8% and a total risk-based capital ratio of at least 10% while the Bank MOU is in place and that, prior to declaring or paying any cash dividends to United, the Bank must obtain the written consent of its regulators.

If we are unable to comply with the Holding Company MOU or Bank MOU, then we could become subject to additional, heightened regulatory enforcement actions and orders, possibly including cease and desist or consent orders or written agreements. If we fail to comply with the Holding Company MOU or Bank MOU or any such additional enforcement actions, then we could, among other things, become subject to significant restrictions on our ability to develop any new business, as well as restrictions on our existing business, and we could be required to raise additional capital, dispose of certain assets and liabilities within a prescribed period of time, or both. The terms of any such enforcement action could have a material adverse effect on our business, operations, financial condition, results of operations or the value of our common stock. Further, as long as either memorandum of understanding is in place, it is unlikely that United or the Bank could participate in negotiated purchases, mergers or FDIC-assisted transactions.

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

Continued weakness or adverse changes in business and economic conditions generally or specifically in the markets in which we operate could adversely impact our business, including causing one or more of the following negative developments:

•	a decrease in the demand for loans and other products and services offered by us;

•	a decrease in the value of our loans secured by residential or commercial real estate;

•	a permanent impairment of our assets, such as our deferred tax assets; or

•

an increase in the number of customers or other counterparties who default on their loans or other obligations to us, which could result in a higher level of nonperforming assets, net charge-offs and provision for loan losses.

For example, if we are unable to continue to generate sufficient taxable income in the future, then we may not be able to fully realize the benefits of our deferred tax assets. Such a development or one or more other negative developments resulting from adverse conditions in the general business or economic environment, some of which are described above, could have a material adverse effect on our financial condition and results of operations.

The results of our most recent internal credit stress test may not accurately predict the impact on our financial condition if the economy were to continue to deteriorate.

We regularly perform an internal analysis of our capital position. Our analysis is based on the tests that were administered to the nation’s nineteen largest banks by Treasury in connection with its Supervisory Capital Assessment Program (“SCAP”). Under the stress test, we apply many of the same methodologies, but less severe loss assumptions than Treasury applies in its program, to estimate our loan losses (loan charge-offs), resources available to absorb those losses and any necessary additions to capital that would be required under the “more adverse” stress test scenario. As a result, our estimates for loan losses are lower than those suggested by the SCAP assumptions.

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

Capital resources and liquidity are essential to the Bank. We depend on access to a variety of sources of funding to provide us with sufficient capital resources and liquidity to meet our commitments and business needs, and to accommodate the transaction and cash management needs of our customers. Sources of funding available to us, and upon which we rely as regular components of our liquidity and funding management strategy, include traditional and brokered deposits, inter-bank borrowings, Federal Funds purchased, repurchase agreements and Federal Home Loan Bank advances. We also raise funds from time to time in the form of either short-or long-term borrowings or equity issuances.

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

Among other things, if we fail to remain “well-capitalized” for bank regulatory purposes, because we do not qualify under the minimum capital standards or the FDIC otherwise downgrades our capital category, it could affect customer confidence, our ability to grow, our costs of funds and FDIC insurance costs, our ability to pay dividends on common and preferred stock and trust preferred securities, and our ability to make acquisitions, and we would not be able to accept brokered deposits without prior FDIC approval. To be “well-capitalized,” a bank must generally maintain a leverage capital ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6%, and a total risk-based capital ratio of at least 10%. In addition, our regulators require us to maintain higher capital levels. For example, regulators frequently require financial institutions with high levels of classified assets to maintain a leverage ratio of at least 8% and our Bank MOU currently requires us to maintain an 8% leverage ratio. Our failure to remain “well-capitalized” or to maintain any higher capital requirements imposed on us could negatively affect our business, results of operations and financial condition.

If we are unable to raise funding using the methods described above, we would likely need to finance or liquidate unencumbered assets to meet maturing liabilities. We may be unable to sell some of our assets, or we may have to sell assets at a discount from market value, either of which could adversely affect our results of operations and financial condition.

In addition, United is a legal entity separate and distinct from the Bank and depends on subsidiary service fees and dividends from the Bank to fund its payment of dividends to its common and preferred shareholders and of interest and principal on its outstanding debt and trust preferred securities. Due to our accumulated deficit (negative retained earnings), the Bank does not have the ability to pay cash dividends to United in 2012. The Bank is also subject to other laws that authorize regulatory authorities to prohibit or reduce the flow of funds from the Bank to United and the Bank MOU that requires written consent of the Bank’s regulators before it can pay a dividend. Any inability of United pay its obligations, or need to defer the payment of any such obligations, could have a material adverse effect on our business, operations, financial condition, and the value of our common stock.

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

Our residential construction and development loan portfolio was $448 million at December 31, 2011, comprising 11% of total loans. Residential construction and development loans are often riskier than home equity loans or residential mortgage loans to individuals. Poor economic conditions have resulted in decreased demand for residential housing, which, in turn, has adversely affected the development and construction efforts of residential real estate developer borrowers. Consequently, economic downturns like the current one impacting our market areas adversely affect the ability of residential real estate developer borrowers to repay these loans and the value of property used as collateral for such loans. A sustained weak economy could also result in higher levels of nonperforming loans in other categories, such as commercial and industrial loans, which may result in additional losses. Because of the general economic slowdown we are currently experiencing, these loans represent higher risk due to slower sales and reduced cash flow that affect the borrowers’ ability to repay on a timely basis and could result in a sharp increase in our total net-charge offs and could require us to significantly increase our allowance for loan losses, which could have a material adverse effect on our financial condition or results of operations.

Our concentration of commercial real estate loans is subject to risks that could adversely affect our results of operations and financial condition.

Our commercial real estate loan portfolio was $1.82 billion at December 31, 2011, comprising 44% of total loans. Commercial real estate loans typically involve larger loan balances than compared to residential mortgage loans. The repayment of loans secured by commercial real estate is dependent upon both the successful operation of the commercial project and the business operated out of that commercial real estate site, as over half of the commercial real estate loans are for owner-occupied properties. If the cash flows from the project are reduced or if the borrower’s business is not successful, a borrower’s ability to repay the loan may be impaired. This cash flow shortage may result in the failure to make loan payments. In such cases, we may be compelled to modify the terms of the loan. In addition, the nature of these loans is such that they are generally less predictable and more difficult to evaluate and monitor. As a result, repayment of these loans may be subject to adverse conditions in the real estate market or economy. In addition, many economists believe that deterioration in income producing commercial real estate is likely to worsen as vacancy rates continue to rise and absorption rates of existing square footage and/or units continue to decline. Because of the general economic slowdown we are currently experiencing, these loans represent higher risk and could result in an increase in our total net-charge offs and could require us to increase our allowance for loan losses.

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

Certain accounting policies are critical to presenting United’s financial condition and results. They require management to make difficult, subjective and complex assumptions, estimates and judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions and estimates. These critical accounting policies relate to the allowance for loan losses, fair value measurement, and income taxes. Because of the uncertainty of assumptions and estimates involved in these matters, United may be required to do one or more of the following: significantly increase the allowance for loan losses and/or sustain credit losses that are significantly higher than the reserve provided; significantly decrease the carrying value of loans, foreclosed property or other assets or liabilities to reflect a reduction in their fair value; or, significantly increase or decrease accrued taxes and the value of our deferred tax assets.

If our allowance for loan losses is not sufficient to cover actual loan losses, earnings would decrease.

Our loan customers may not repay their loans according to their terms and the collateral securing the payment of these loans may be insufficient to assure repayment. We may experience significant loan losses which would have a material adverse effect on our operating results. Our management makes various assumptions and judgments about the collectability of the loan portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. We maintain an allowance for loan losses in an attempt to cover any loan losses inherent in the loan portfolio. In determining the size of the allowance, our management relies on an analysis of the loan portfolio based on historical loss experience, volume and types of loans, trends in classification, volume and real estate values, trends in delinquencies and non-accruals, national and local economic conditions and other pertinent information. As a result of these considerations, we have from time to time increased our allowance for loan losses. For the year ended December 31, 2011, we recorded an operating provision for loan losses of $251 million compared to $235 million and $310 million for the years ended December 31, 2010 and 2009, respectively. If those assumptions are incorrect, the allowance may not be sufficient to cover future loan losses and adjustments may be necessary to allow for different economic conditions or adverse developments in the loan portfolio.

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

Federal and state regulators have the ability to impose or request that we consent to substantial sanctions, restrictions and requirements on our banking and nonbanking subsidiaries if they determine, upon examination or otherwise, violations of laws, rules or regulations with which we or our subsidiaries must comply, or weaknesses or failures with respect to general standards of safety and soundness. Such enforcement may be formal or informal and can include directors’ resolutions, memoranda of understanding, cease and desist or consent orders, civil money penalties and termination of deposit insurance and bank closures. Enforcement actions may be taken regardless of the capital level of the institution. In particular, institutions that are not sufficiently capitalized in accordance with regulatory standards may also face capital directives or prompt corrective action. Enforcement actions may require certain corrective steps (including staff additions or changes), impose limits on activities (such as lending, deposit taking, acquisitions or branching), prescribe lending parameters (such as loan types, volumes and terms) and require additional capital to be raised, any of which could adversely affect our financial condition and results of operations. Enforcement actions, including the imposition of monetary penalties, may have a material impact on our financial condition or results of operations, and damage to our reputation, and loss of our holding company status. In addition, compliance with any such action could distract management’s attention from our operations, cause us to incur significant expenses, restrict us from engaging in potentially profitable activities, and limit our ability to raise capital. Closure of the Bank would result in a total loss of your investment.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 was enacted on July 21, 2010. The Dodd-Frank Act created a new Consumer Financial Protection Bureau with the power to promulgate and enforce consumer protection laws. Depository institutions are subject to the Consumer Financial Protection Bureau’s rule-writing authority, and existing depository institution regulatory agencies retain examination and enforcement authority for such institutions. The Dodd-Frank Act also established a Financial Stability Oversight Council chaired by the Secretary of the Treasury with authority to identify institutions and practices that might pose a systemic risk, made permanent the $250,000 limit for federal deposit insurance, provided unlimited federal deposit insurance until December 31, 2012 for non-interest bearing transaction accounts at all insured depository institutions and repealed the federal prohibitions on the payment of interest on demand deposits. Among other things, the Dodd-Frank Act includes provisions affecting (1) corporate governance and executive compensation of all companies whose securities are registered with the Securities and Exchange Commission, (2) FDIC insurance assessments, (3) interchange fees for debit cards, which are set by the Federal Reserve under a restrictive “reasonable and proportional cost” per transaction standard, (4) minimum capital levels for bank holding companies, subject to a grandfather clause for financial institutions with less than $15 billion in assets, (5) derivative and proprietary trading by financial institutions, and (6) the resolution of large financial institutions.

Compliance with these new laws and regulations may increase our costs, limit our ability to pursue attractive business opportunities, cause us to modify our strategies and business operations and increase our capital requirements and constraints, any of which may have a material adverse impact on our business, financial condition, liquidity or results of operations.

Our ability to fully utilize deferred tax assets could be impaired.

We have established a full valuation allowance against our net deferred tax asset of $273 million as of December 31, 2011, which includes approximately $227 million of deferred tax benefits related to federal and state operating loss carry-forwards. Our ability to use such assets, including the reversal or partial release of the valuation allowance, is dependent on our ability to generate future earnings within the operating loss carry-forward periods, which are generally 20 years. If we do not realize taxable earnings within the carry-forward periods, our deferred tax asset would be permanently impaired. Additionally, our ability to use such assets to offset future tax liabilities could be permanently impaired if cumulative common stock transactions over a rolling three-year period resulted in an ownership change under Section 382 of the Internal Revenue Code. There is no guarantee that the Plan will prevent United from experiencing an ownership change under Section 382. Our inability to utilize these deferred tax assets (benefits) would have a material adverse effect on our financial condition and results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

There are no unresolved comments from the Securities and Exchange Commission staff regarding United’s periodic or current reports under the Exchange Act.

ITEM 2.	PROPERTIES.

The executive offices of United are located at 125 Highway 515 East, Blairsville, Georgia. United owns this property. The Bank conducts business from facilities primarily owned by the Bank or its subsidiaries, all of which are in a good state of repair and appropriately designed for use as banking facilities. The Bank provides services or performs operational functions at 130 locations, of which 108 are owned and 20 are leased under operating leases. Note 8 to United’s consolidated financial statements includes additional information regarding amounts invested in premises and equipment.

ITEM 3.	LEGAL PROCEEDINGS.

In the ordinary course of operations, United and the Bank are defendants in various legal proceedings incidental to its business. In the opinion of management, there is no pending or threatened proceeding in which an adverse decision will result in a material adverse change in the consolidated financial condition or results of operations of United. No material proceedings terminated in the fourth quarter of 2011.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR UNITED’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Stock. United’s common stock trades on the Nasdaq Global Select Market under the symbol “UCBI”. The closing price for the period ended December 31, 2011 was $6.99. Below is a schedule of high, low and closing stock prices and average daily volume for all quarters in 2011 and 2010.

	2011				2010
	High	Low	Close	Avg Daily Volume	High	Low	Close	Avg Daily Volume
First quarter	$11.85	$5.95	$11.65	227,321	$25.00	$16.05	$22.05	176,585
Second quarter	14.65	9.80	10.56	139,741	31.00	19.30	19.75	169,997
Third quarter	11.33	7.67	8.49	214,303	20.50	10.20	11.20	162,032
Fourth quarter	8.90	6.22	6.99	202,024	13.00	5.50	9.75	216,916

The stock price information shown above has been adjusted to reflect United’s 1 for 5 reverse stock split as though it had occurred at the beginning of the earliest reported period.

At January 31, 2012, there were approximately 6,650 record shareholders and 16,900 beneficial shareholders of United’s common stock.

Dividends. No cash or stock dividends were declared on United’s common stock during 2010 or 2011. Federal and state laws and regulations impose restrictions on the ability of United and the Bank to pay dividends, and the Holding Company MOU provides that United may not incur additional indebtedness, pay cash dividends, make payments on our trust preferred securities or repurchase outstanding stock without prior approval of the Federal Reserve. We were not given permission to pay interest on our trust preferred securities and dividends on our preferred stock during the first quarter of 2011. Effective April 15, 2011, United received approval to make payments for currently payable and previously deferred dividends and interest on its preferred stock and trust preferred securities. Since then, United has continued to receive quarterly approvals of all payments, including the fourth quarter of 2011 and the first quarter of 2012.

In addition, pursuant to the terms of the Purchase Agreement entered into with Treasury under the CPP, the ability of United to declare or pay dividends or distributions on its common stock is subject to restrictions, including a restriction against increasing dividends from the last quarterly cash dividend per share of ($.45) declared on the common stock prior to December 5, 2008, as adjusted for subsequent stock dividends and other similar actions. Additional information regarding this item is included in Note 20 to the consolidated financial statements, under the heading of “Supervision and Regulation” in Part I of this report and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Dividends.”

Share Repurchases. Except as described below under “Sales of Unregistered Securities,” no shares were repurchased during 2011 or 2010. United’s Amended and Restated 2000 Key Employee Stock Option Plan allows option holders to exercise stock options by delivering previously acquired shares having a fair market value equal to the exercise price provided that the shares delivered must have been held by the option holder for at least six months. No shares were delivered to exercise stock options in 2011 or 2010.

Sales of Unregistered Securities. On February 22, 2011, United entered into a share exchange agreement (the “Share Exchange Agreement”) with Elm Ridge Offshore Master Fund, Ltd. (the “Master Fund”) and Elm Ridge Value Partners, L.P. (“Value Partners” and, together with the Master Fund, collectively, the “Elm Ridge Parties”). Under the Share Exchange Agreement, the Elm Ridge Parties agreed to transfer to the Company 1,551,126 shares of United’s common stock, in exchange for 16,613 Series D Preferred Shares and warrants to purchase 1,551,126 shares of common stock.

Performance Graph. Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on United’s common stock against the cumulative total return on the Nasdaq Stock Market (U.S. Companies) Index and the Nasdaq Bank Stocks Index for the five-year period commencing December 31, 2006 and ending on December 31, 2011.

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Cumulative Total Return *
	2006	2007	2008	2009	2010	2011
United Community Banks, Inc.	$100	$50	$44	$11	$6	$5
Nasdaq Stock Market (U.S.) Index	100	108	66	95	113	114
Nasdaq Bank Index	100	79	58	48	57	51

*

Assumes $100 invested on December 31, 2006 in United’s common stock and above noted indexes. Total return includes reinvestment of dividends at the closing stock price of the common stock on the dividend payment date and the closing values of stock and indexes as of December 31 of each year.

ITEM 6.	SELECTED FINANCIAL DATA.

For the Years Ended December 31,

(in thousands, except per share data; taxable equivalent)	2011	2010	2009	2008	2007
INCOME SUMMARY
Net interest revenue	$233,669	$243,052	$245,227	$238,704	$274,483
Operating provision for loan losses (1)	251,000	234,750	310,000	184,000	37,600
Operating fee revenue (2)	49,908	48,548	50,964	46,081	53,701

Total operating revenue (1)(2)	32,577	56,850	(13,809)	100,785	290,584
Operating expenses (3)	261,599	242,952	217,050	200,335	181,730
Loss on sale of nonperforming assets	—	45,349	—	—	—

Operating (loss) income from continuing operations before taxes	(229,022)	(231,451)	(230,859)	(99,550)	108,854
Operating income taxes	(2,276)	73,218	(91,754)	(35,651)	40,266

Net operating (loss) income from continuing operations	(226,746)	(304,669)	(139,105)	(63,899)	68,588
Gain from acquisition, net of tax	—	—	7,062	—	—
Noncash goodwill impairment charges	—	(210,590)	(95,000)	—	—
Severance cost, net of tax benefit	—	—	(1,797)	—	—
Fraud loss provision and subsequent recovery, net of tax benefit	—	11,750	—	—	(10,998)
Net (loss) income from discontinued operations	—	(101)	513	449	403
Gain from sale of subsidiary, net of income taxes and selling costs	—	1,266	—	—	—

Net (loss) income	(226,746)	(502,344)	(228,327)	(63,450)	57,993
Preferred dividends and discount accretion	11,838	10,316	10,242	724	18

Net (loss) income available to common shareholders	$(238,584)	$(512,660)	$(238,569)	$(64,174)	$57,975

PERFORMANCE MEASURES
Per common share:
Diluted operating (loss) earnings from continuing operations (1)(2)(3)	$(5.97)	$(16.64)	$(12.37)	$(6.82)	$7.36
Diluted (loss) earnings from continuing operations	(5.97)	(27.15)	(19.80)	(6.82)	6.18
Diluted (loss) earnings	(5.97)	(27.09)	(19.76)	(6.77)	6.22
Cash dividends declared (rounded)	—	—	—	.87	1.73
Stock dividends declared (6)	—	—	3 for 130	2 for 130	—
Book value	6.62	15.40	41.78	84.75	88.52
Tangible book value (5)	6.47	14.80	30.09	51.93	54.62

Key performance ratios:
Return on equity (4)	(93.57)%	(85.08)%	(34.40)%	(7.82)%	7.79%
Return on assets	(3.15)	(6.61)	(2.76)	(.76)	.75
Net interest margin	3.44	3.56	3.29	3.18	3.88
Operating efficiency ratio from continuing operations (2)(3)	92.27	98.98	73.97	70.00	55.53
Equity to assets	7.75	10.77	11.12	10.22	9.61
Tangible equity to assets (5)	7.62	8.88	8.33	6.67	6.63
Tangible common equity to assets (5)	3.74	6.52	6.15	6.57	6.63
Tangible common equity to risk-weighted assets (5)	8.25	5.64	10.39	8.34	8.21
ASSET QUALITY *
Non-performing loans	$127,479	$179,094	$264,092	$190,723	$28,219
Foreclosed properties	32,859	142,208	120,770	59,768	18,039

Total non-performing assets (NPAs)	160,338	321,302	384,862	250,491	46,258
Allowance for loan losses	114,468	174,695	155,602	122,271	89,423
Operating net charge-offs (1)	311,227	215,657	276,669	151,152	21,834
Allowance for loan losses to loans	2.79%	3.79%	3.02%	2.14%	1.51%
Operating net charge-offs to average loans (1)	7.33	4.42	5.03	2.57	.38
NPAs to loans and foreclosed properties	3.87	6.77	7.30	4.35	.78
NPAs to total assets	2.30	4.42	4.81	2.92	.56
AVERAGE BALANCES ($ in millions)
Loans	$4,307	$4,961	$5,548	$5,891	$5,735
Investment securities	1,999	1,453	1,656	1,489	1,278
Earning assets	6,785	6,822	7,465	7,504	7,071
Total assets	7,189	7,605	8,269	8,319	7,731
Deposits	6,275	6,373	6,713	6,524	6,029
Shareholders’ equity	557	819	920	850	743
Common shares—Basic (thousands)	39,943	18,925	12,075	9,474	9,190
Common shares—Diluted (thousands)	39,943	18,925	12,075	9,474	9,319
AT YEAR END ($ in millions)
Loans *	$4,110	$4,604	$5,151	$5,705	$5,929
Investment securities	2,120	1,490	1,530	1,617	1,357
Total assets	6,983	7,276	8,000	8,592	8,207
Deposits	6,098	6,469	6,628	7,004	6,076
Shareholders’ equity	575	469	962	989	832
Common shares outstanding (thousands)	57,561	18,937	18,809	9,602	9,381

(1)	Excludes pre-tax provision for fraud-related loan losses and related charge-offs of $18 million, net of income tax benefit of $7 million in 2007 and subsequent recovery of $11.8 million in 2010.

(2)	Excludes the gain from acquisition of $11.4 million, net of income tax expense of $4.3 million in 2009.

(3)	Excludes the goodwill impairment charges of $211 million and $95 million in 2010 and 2009, respectively, and severance costs of $2.9 million, net of income tax benefit of $1.1 million in 2009.

(4)	Net (loss) income available to common shareholders, which is net of preferred stock dividends, divided by average realized common equity, which excludes accumulated other comprehensive income (loss).

(5)	Excludes effect of acquisition related intangibles and associated amortization. (6) Number of new shares issued for shares currently held.

*	Excludes loans and foreclosed properties covered by loss sharing agreements with the FDIC.

Selected Financial Data (Continued)

	2011				2010
(in thousands, except per share data; taxable equivalent)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
INCOME SUMMARY
Interest revenue	$71,905	$74,543	$76,931	$75,965	$81,215	$84,360	$87,699	$89,849
Interest expense	12,855	15,262	17,985	19,573	21,083	24,346	26,072	28,570

Net interest revenue	59,050	59,281	58,946	56,392	60,132	60,014	61,627	61,279
Operating provision for loan losses (1)	14,000	36,000	11,000	190,000	47,750	50,500	61,500	75,000
Fee revenue (2)	12,667	11,498	13,905	11,838	12,442	12,861	11,579	11,666

Total operating revenue (1)(2)	57,717	34,779	61,851	(121,770)	24,824	22,375	11,706	(2,055)
Operating expenses (3)	51,080	46,520	48,728	115,271	64,918	64,906	58,308	54,820
Loss on sale of nonperforming assets	—	—	—	—	—	—	45,349	—

Operating income (loss) from continuing operations before income taxes	6,637	(11,741)	13,123	(237,041)	(40,094)	(42,531)	(91,951)	(56,875)
Operating income tax expense (benefit)	(3,264)	(402)	1,095	295	144,760	(16,706)	(32,419)	(22,417)

Net operating income (loss) from continuing operations (1)(2)(3)	9,901	(11,339)	12,028	(237,336)	(184,854)	(25,825)	(59,532)	(34,458)
Noncash goodwill impairment charges	—	—	—	—	—	(210,590)	—	—
Partial reversal of fraud loss provision	—	—	—	—	11,750	—	—	—
Loss from discontinued operations	—	—	—	—	—	—	—	(101)
Gain from sale of subsidiary	—	—	—	—	—	—	—	1,266

Net income (loss)	9,901	(11,339)	12,028	(237,336)	(173,104)	(236,415)	(59,532)	(33,293)
Preferred dividends and discount accretion	3,025	3,019	3,016	2,778	2,586	2,581	2,577	2,572

Net income (loss) available to common shareholders	$6,876	$(14,358)	$9,012	$(240,114)	$(175,690)	$(238,996)	$(62,109)	$(35,865)

PERFORMANCE MEASURES
Per common share:
Diluted operating income (loss) from continuing operations (1)(2)(3)	$.12	$(.25)	$.16	$(13.00)	$(9.87)	$(1.50)	$(3.29)	$(1.96)
Diluted income (loss) from continuing operations	.12	(.25)	.16	(13.00)	(9.25)	(12.62)	(3.29)	(1.96)
Diluted income (loss)	.12	(.25)	.16	(13.00)	(9.25)	(12.62)	(3.29)	(1.90)
Book value	6.62	6.77	7.11	2.20	15.40	25.70	38.55	39.76
Tangible book value (5)	6.47	6.61	6.94	1.69	14.80	25.26	26.95	28.12
Key performance ratios:
Return on equity (4)(6)	7.40%	(15.06)%	42.60%	(526.54)%	(196.10)%	(148.04)%	(35.89)%	(20.10)%
Return on assets (6)	.56	(.64)	.66	(13.04)	(9.47)	(12.47)	(3.10)	(1.70)
Net interest margin (6)	3.51	3.55	3.41	3.30	3.58	3.57	3.60	3.49
Operating efficiency ratio from continuing operations (2)(3)	71.23	65.73	66.88	169.08	89.45	89.38	141.60	75.22
Equity to assets	8.28	8.55	8.06	6.15	7.80	11.37	11.84	11.90
Tangible equity to assets (5)	8.16	8.42	7.93	6.01	7.64	9.19	9.26	9.39
Tangible common equity to assets (5)	5.38	5.65	1.37	2.70	5.22	6.78	6.91	7.13
Tangible common equity to risk-weighted assets (5)	8.25	8.52	8.69	.75	5.64	9.60	9.97	10.03
ASSET QUALITY *
Non-performing loans	$127,479	$144,484	$71,065	$83,769	$179,094	$217,766	$224,335	$280,802
Foreclosed properties	32,859	44,263	47,584	54,378	142,208	129,964	123,910	136,275

Total non-performing assets (NPAs)	160,338	188,747	118,649	138,147	321,302	347,730	348,245	417,077
Allowance for loan losses	114,468	146,092	127,638	133,121	174,695	174,613	174,111	173,934
Operating net charge-offs (1)	45,624	17,546	16,483	231,574	47,668	49,998	61,323	56,668
Allowance for loan losses to loans	2.79%	3.55%	3.07%	3.17%	3.79%	3.67%	3.57%	3.48%
Operating net charge-offs to average loans (1)(6)	4.39	1.68	1.58	20.71	4.03	4.12	4.98	4.51
NPAs to loans and foreclosed properties	3.87	4.54	2.82	3.25	6.77	7.11	6.97	8.13
NPAs to total assets	2.30	2.74	1.66	1.79	4.42	4.96	4.55	5.32
AVERAGE BALANCES ($ in millions)
Loans	$4,175	$4,194	$4,266	$4,599	$4,768	$4,896	$5,011	$5,173
Investment securities	2,141	2,150	2,074	1,625	1,354	1,411	1,532	1,518
Earning assets	6,688	6,630	6,924	6,902	6,680	6,676	6,854	7,085
Total assets	7,019	7,000	7,363	7,379	7,254	7,522	7,704	7,946
Deposits	6,115	6,061	6,372	6,560	6,294	6,257	6,375	6,570
Shareholders’ equity	581	598	594	454	566	855	912	945
Common shares—basic (thousands)	57,646	57,599	25,427	18,466	18,984	18,936	18,905	18,878
Common shares—diluted (thousands)	57,646	57,599	57,543	18,466	18,984	18,936	18,905	18,878
AT PERIOD END ($ in millions)
Loans *	$4,110	$4,110	$4,163	$4,194	$4,604	$4,760	$4,873	$4,992
Investment securities	2,120	2,123	2,188	1,884	1,490	1,310	1,488	1,527
Total assets	6,983	6,894	7,152	7,709	7,276	7,013	7,652	7,837
Deposits	6,098	6,005	6,183	6,598	6,469	5,999	6,330	6,488
Shareholders’ equity	575	583	603	586	469	662	904	926
Common shares outstanding (thousands)	57,561	57,510	57,469	20,903	18,937	18,887	18,856	18,835

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

United continues to experience challenges in its loan portfolio caused by the weakened housing and commercial real estate markets. The fragile economic conditions that spread beyond the housing market, causing prolonged levels of high unemployment, negatively impacted United’s loan portfolio again in 2011. United reported a net loss of $227 million in 2011, which primarily reflects the credit losses taken in the first quarter associated with the execution of a plan to sell approximately $293 million in substandard and nonperforming loans, and to accelerate the disposition of approximately $142 million in foreclosed properties (the “Problem Asset Disposition Plan”). This compared to a net loss of $502 million in 2010, which included non-cash charges of $211 million for goodwill impairment, a tax charge of $157 million to recognize a full valuation allowance on United’s net deferred tax asset, a $11.8 million partial fraud loss recovery, as well as a $45.3 million loss from the transaction with Fletcher, which is described on page 34. Diluted operating loss from continuing operations per common share was $5.97 for the year ended December 31, 2011, compared with a diluted operating loss per common share of $16.64 for 2010. The goodwill impairment charge represented $11.13 of loss per share in 2010 and the partial fraud loss recovery resulted in an increase in earnings of $.62 per share, bringing the total loss in 2010 to $27.09 per share.

United’s approach to managing through the challenging economic cycle has been to aggressively deal with credit problems and dispose of troubled assets quickly, taking losses as necessary. As a result, United’s provision for loan losses was $251 million in 2011 compared with $223 million in 2010. The third quarter 2011 loan loss provision included a $25.0 million loan loss provision related to United classifying its largest lending relationship. Net charge-offs for 2011 were $311 million compared with $204 million in 2010. During the first quarter of 2011, in conjunction with a bulk sale transaction (the “Bulk Loan Sale”), performing substandard loans with a carrying amount of $166 million and nonperforming loans with a carrying amount of $101 million were collectively written down to the expected sales proceeds of $80.6 million. As part of the Bulk Loan Sale, United recognized net charge-offs of $186 million related to the transfer of loans to the held for sale classification in the first quarter. The Bulk Loan Sale was completed on April 18, 2011 and the proceeds from the sale were greater than originally estimated, resulting in a reduction of second quarter charge-offs of $7.27 million. Operating provision for loan losses and operating net charge-offs for 2010 of $235 million and $216 million, respectively, excluded the partial recovery of $11.8 million from a fraud loss incurred in 2007 related to two failed real estate developments in western North Carolina.

As of December 31, 2011, United’s allowance for loan losses was $114 million, or 2.79% of loans compared to $175 million, or 3.79% of loans at the end of 2010. Nonperforming assets of $160 million, which excludes assets that are covered by loss sharing agreements with the FDIC, were 2.30% of total assets at December 31, 2011, compared to 4.42% as of December 31, 2010. The decrease in this ratio was due to the execution of the Problem Asset Disposition Plan, where United sold substandard and nonperforming loans, and accelerated the disposition of approximately $142 million in foreclosed properties, as well as a general improving trend in credit quality indicators.

Taxable equivalent net interest revenue was $234 million for 2011, compared to $243 million for the same period in 2010. The $9.38 million, or 4% decrease in net interest revenue, was primarily due to lower average loan balances and a 12 basis point decrease in the net interest margin. Average loans for 2011 declined $654 million from 2010. The decrease in net interest revenue was substantially offset by lower deposit costs.

Net interest margin decreased 12 basis points from 3.56% in 2010 to 3.44% in 2011. Interest reversals on performing loans that were moved to held for sale during the first quarter of 2011 account for three basis points of the 12 basis point decrease. Over the past year, United has maintained above normal levels of liquidity. The level of excess liquidity peaked in 2011 and lowered the margin by approximately 66 basis points. In order to reduce the amount of excess liquidity, United reduced the level of time deposits and brokered deposits by lowering rates on retail certificates of deposit and other deposit products and allowing the run-off of maturing brokered deposits.

Operating fee revenue of $49.9 million was up $1.36 million, or 3%, from 2010. Overdraft fees declined $2.98 million, or 17%, as a result of regulatory changes requiring customer consent before using overdraft services. This decline was partially offset by a $2.08 million increase in ATM and debit card fee income. Mortgage loan and related fees decreased $1.6 million compared to the prior year, due to lower origination volumes that were driven by the changing interest rate environment that in turn, affected refinancing activity. The year over year increase in other fee revenue was attributable to the acceleration of deferred gains related to the ineffectiveness of terminated cash flow hedges, especially during the second quarter of 2011. Hedge ineffectiveness gains recognized in 2011 were $5.00 million compared with $1.59 million in 2010.

For 2011, operating expenses of $262 million, were up $18.6 million, or 8%, from the same period in the prior year. This comparison excludes the $45.3 million loss on the sale of nonperforming assets to Fletcher in the second quarter of 2010 and the $211 million goodwill impairment charge in the third quarter of 2010. The increase in operating expenses in 2011 was primarily due to an increase in foreclosed property costs in anticipation of the Bulk Loan Sale and other accelerated asset dispositions. For 2011, foreclosed property costs of $78.9 million were up $13.2 million compared to 2010.

At the end of 2011, United held $185 million in short-term investments compared to $442 million at the end of 2010, as part of its continued emphasis on reducing excess liquidity. Loans at December 31, 2011 were $4.11 billion, down $495 million from the end of 2010, due primarily to the Bulk Loan Sale in the first quarter as well as a general weak loan demand. Totaling $448 million, residential construction loans at December 31, 2011 represented 11% of outstanding loans, down from 15% at the end of 2010, a decrease of $247 million. Deposits were down $371 million to $6.10 billion, as United focused on reducing interest expense by allowing attrition in higher rate certificates of deposit by not aggressively competing with rates. United’s focus was to increase low cost core transaction deposits which grew $266 million in 2011, excluding public funds deposits. At the end of 2011, total equity capital was $575 million, up $107 million from December 31, 2010 reflecting the capital raise completed in the first quarter of 2011, offset by the net loss of 2011. At December 31, 2011, all of United’s regulatory capital ratios were above well capitalized levels.

Critical Accounting Policies

The accounting and reporting policies of United and its subsidiaries are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. The more critical accounting and reporting policies include United’s accounting for the allowance for loan losses, fair value measurements and income taxes. Application of these principles requires management to make estimates or judgments that affect the amounts reported in the financial statements and the accompanying notes. These estimates are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates or judgments. Certain policies inherently have a greater reliance on the use of estimates, and as such have a greater possibility of producing results that could be materially different than originally reported.

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

The allowance for loan losses consists of an allocated component and an unallocated component. The components of the allowance for loan losses represent an estimate. The allocated component of the allowance for loan losses reflects expected losses resulting from analyses developed through specific credit allocations for individual loans and historical loss experience for each loan category. The specific credit allocations are based on impairment analyses of all nonaccrual loans over $500,000, accruing substandard loans in relationships over $2 million and Troubled Debt Restructured loans (“TDRs”), which are all considered impaired loans. These analyses involve judgment in estimating the amount of loss associated with specific loans, including estimating the amount and timing of future cash flows and collateral values. The historical loss element is determined using the weighted average of actual losses incurred over the prior eight quarters for each type of loan, updated quarterly. The weighted average is weighted toward the most recent quarters’ loss experience. The historical loss experience is adjusted for known changes in economic conditions and credit quality trends such as changes in the amount of past due and nonperforming loans. The resulting loss allocation factors are applied to the balance of each type of loan after removing the balance of impaired loans and other specifically allocated loans from each category. The loss allocation factors are updated quarterly. The allocated component of the allowance for loan losses also includes consideration of concentrations of credit and changes in portfolio mix.

The unallocated portion of the allowance reflects management’s estimate of probable inherent but undetectable losses within the portfolio due to uncertainties in economic conditions, delays in obtaining information, including unfavorable information about a borrower’s financial condition, the difficulty in identifying triggering events that correlate to subsequent loss rates, and risk factors that have not yet manifested themselves in loss allocation factors. In addition, the unallocated allowance includes a component that accounts for the inherent imprecision in loan loss estimation based on historical loss experience as a result of United’s growth through acquisitions, which have expanded the geographic footprint in which it operates, and changed its portfolio mix in recent years. Also, loss data representing a complete economic cycle is not available for all sectors. Uncertainty surrounding the strength and timing of economic cycles also affects estimates of loss. The historical losses used in developing loss allocation factors may not be representative of actual losses inherent in the portfolio.

There are many factors affecting the allowance for loan losses; some are quantitative while others require qualitative judgment. Although management believes its processes for determining the allowance adequately considers all the potential factors that could potentially result in credit losses, the process includes subjective elements and may be susceptible to significant change, including as a result of regulators disagreeing with our judgment. To the extent actual outcomes differ from management estimates, additional provision for loan losses could be required that could adversely affect earnings or financial position in future periods.

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

Fair Value Measurements

United’s impaired loans and foreclosed assets may be measured and carried at “fair value”, the determination of which requires management to make assumptions, estimates and judgments. At December 31, 2011, the percentage of total assets measured at fair value was 26%. See Note 22 “Fair Value” in the consolidated financial statements herein for additional disclosures regarding the fair value of our assets and liabilities.

When a loan is considered impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. In addition, foreclosed assets are carried at the lower of cost, “fair value”, less cost to sell, or listed selling price less cost to sell, following foreclosure. “Fair value” is defined by GAAP “as the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date.” GAAP further defines an “orderly transaction” as “a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets it is not a forced transaction (for example, a forced liquidation or distress sale).” Recently in the Bank’s markets there have been very few transactions in the type of assets which represent the vast majority of the Bank’s impaired loans and foreclosed properties which reflect “orderly transactions” as so defined. Instead, most transactions in comparable assets have been distressed sales not indicative of “fair value.” Accordingly, the determination of fair value in the current environment is difficult and more subjective than it would be in a stable real estate environment. Although management believes its processes for determining the value of these assets are appropriate factors and allow United to arrive at a fair value, the processes require management judgment and assumptions and the value of such assets at the time they are revalued or divested may be significantly different from management’s determination of fair value. In addition, because of this increased subjectivity in fair value determinations, there is greater than usual grounds for differences in opinions, which may result in increased disagreements between management and the Bank’s regulators, disagreements which could cause the Bank to change its judgments about fair value.

The fair values for available for sale securities are generally based upon quoted market prices or observable market prices for similar instruments. United utilizes a third-party pricing service in determining the fair value of its securities portfolio. The pricing service uses observable inputs when available including benchmark yields, reported trades, broker-dealer quotes, issuer spreads, benchmark securities, bids and offers. These values take into account recent market activity as well as other market observable data such as interest rate, spread and prepayment information. When market observable data is not available, which generally occurs due to the lack of liquidity for certain securities, the valuation of the security is subjective and may involve substantial judgment by management. As of December 31, 2011, United had approximately $350,000 of available for sale securities valued using unobservable inputs. This amount represents less than .01% of total assets. United periodically reviews available for sale securities that are in an unrealized loss position to determine whether other-than-temporary impairment exists. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost-basis. The primary factors United considers in determining whether impairment is other-than-temporary are long term expectations and recent experience regarding principal and interest payments, and United’s ability and intent to hold the security until the amortized cost basis is recovered.

United uses derivatives primarily to manage interest rate risk. The fair values of derivative financial instruments are determined based on quoted market prices, dealer quotes and internal pricing models that are primarily sensitive to market observable data. United mitigates the credit risk by subjecting counterparties to credit reviews and approvals similar to those used in making loans and other extensions of credit. In addition, certain counterparties are required to provide collateral to United when their unsecured loss positions exceed certain negotiated limits.

Income Tax Accounting

Income tax liabilities or assets are established for the amount of taxes payable or refundable for the current year. Deferred tax liabilities and assets are also established for the future tax consequences of events that have been recognized in the financial statements or tax returns. A deferred tax liability or asset is recognized for the estimated future tax effects attributable to temporary differences and deductions that can be carried forward (used) in future years. The valuation of current and deferred tax liabilities and assets is considered critical as it requires management to make estimates based on provisions of the enacted tax laws. The assessment of tax assets and liabilities involves the use of estimates, assumptions, interpretations, and judgments concerning certain accounting pronouncements and federal and state tax codes. There can be no assurance that future events, such as court decisions or positions of regulatory agencies and federal and state taxing authorities, will not differ from management’s current assessment, the impact of which could be significant to the consolidated results of operations and reported earnings.

At December 31, 2011, United reported no net deferred tax asset, due to a full valuation allowance of $273 million. Accounting Standards Codification Topic 740, Income Taxes, requires that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. United’s management considers both positive and negative evidence. In making such judgments, significant weight is given to evidence that can be objectively verified. Because of the significant weight given to recent losses, management determined that a full valuation allowance was necessary.

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

As part of this strategy, on June 19, 2009, UCB purchased substantially all the assets and assumed substantially all the liabilities of Southern Community Bank (“SCB”) from the Federal Deposit Insurance Corporation as Receiver of SCB. SCB operated five commercial banking branches on the south side of Atlanta in Fayetteville, Peachtree City, Locust Grove and Newnan, Georgia. The transaction resulted in a cash payment of $31 million from the FDIC to UCB. Further, UCB and the FDIC entered into loss sharing agreements regarding future losses incurred on loans and foreclosed loan collateral existing at June 19, 2009. Under the terms of the loss sharing agreements, the FDIC will absorb 80 percent of losses and share 80 percent of loss recoveries on the first $109 million of losses, and absorb 95 percent of losses and share in 95 percent of loss recoveries exceeding $109 million. The term for loss sharing on 1 to 4 family loans is ten years, while the term for loss sharing on all other loans is five years. As a result of the acquisition, United recorded an $11.4 million gain as a component of fee revenue in the consolidated statement of operations. The amount of gain is equal to the amount by which the fair value of the assets purchased exceeded the fair value of liabilities assumed. The results of operations of SCB are included in the consolidated statement of operations from the acquisition date of June 19, 2009.

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

In 2010, United recorded a non-cash goodwill impairment charge of $211 million in the third quarter. Also in 2010, United received a partial recovery of $11.8 million, net of recovery costs, in the fourth quarter resulting from fraud losses incurred in 2007 relating to two failed real estate developments near Spruce Pine, North Carolina. In 2009, United recorded non-cash goodwill impairment charges of $25 million and $70 million during the third and first quarters, respectively. In addition, United recorded severance costs of $2.9 million during the first quarter of 2009 and a gain on the acquisition of SCB in the amount of $11.4 million during the second quarter of 2009. In 2007, United recorded a special provision for loan losses and related charge-offs of $18 million as a result of fraud related loan losses associated with the two failed real estate developments near Spruce Pine, North Carolina.

Net operating loss excludes the effect of the goodwill impairment charge of $211 million and the $11.8 million fraud loss partial recovery in 2010; the goodwill impairment charges of $95 million, the $11.4 million gain on acquisition, and the $2.9 million in severance costs in 2009; and the fraud related loan loss in 2007, because management believes that the circumstances leading to those items were isolated, non-recurring events and do not reflect overall trends in United’s earnings and financial performance. Management believes this non-GAAP net operating loss provides users of United’s financial information with a meaningful measure for assessing United’s financial results and credit trends, as well as comparison to financial results for prior periods.

The following pages contain a reconciliation of net operating income to GAAP net income.

Table 1—Operating Earnings to GAAP Earnings Reconciliation—Annual

Selected Financial Information

	September 30,	September 30,	September 30,	September 30,	September 30,
(in thousands, except per share	For the Twelve Months Ended
data; taxable equivalent)	2011	2010	2009	2008	2007

Interest revenue reconciliation
Interest revenue — taxable equivalent	$299,344	$343,123	$404,961	$466,969	$550,917
Taxable equivalent adjustment	(1,707)	(2,001)	(2,132)	(2,261)	(1,881)

Interest revenue (GAAP)	$297,637	$341,122	$402,829	$464,708	$549,036

Net interest revenue reconciliation
Net interest revenue — taxable equivalent	$233,669	$243,052	$245,227	$238,704	$274,483
Taxable equivalent adjustment	(1,707)	(2,001)	(2,132)	(2,261)	(1,881)

Net interest revenue (GAAP)	$231,962	$241,051	$243,095	$236,443	$272,602

Provision for loan losses reconciliation
Operating provision for loan losses	$251,000	$234,750	$310,000	$184,000	$37,600
Provision for special fraud-related loan loss and partial recovery	—	(11,750)	—	—	18,000

Provision for loan losses (GAAP)	$251,000	$223,000	$310,000	$184,000	$55,600

Fee revenue reconciliation
Operating fee revenue	$49,908	$48,548	$50,964	$46,081	$53,701
Gain from acquisition	—	—	11,390	—	—

Fee revenue (GAAP)	$49,908	$48,548	$62,354	$46,081	$53,701

Total revenue reconciliation
Total operating revenue	$32,577	$56,850	$(13,809)	$100,785	$290,584
Taxable equivalent adjustment	(1,707)	(2,001)	(2,132)	(2,261)	(1,881)
Gain from acquisition	—	—	11,390	—	—
Provision for special fraud-related loan loss and partial recovery	—	11,750	—	—	(18,000)

Total revenue (GAAP)	$30,870	$66,599	$(4,551)	$98,524	$270,703

Expense reconciliation
Operating expense	$261,599	$288,301	$217,050	$200,335	$181,730
Noncash goodwill impairment charge	—	210,590	95,000	—	—
Severance costs	—	—	2,898	—	—

Operating expense (GAAP)	$261,599	$498,891	$314,948	$200,335	$181,730

Income (loss) from continuing operations before taxes reconciliation
Operating income (loss) from continuing operations before taxes	$(229,022)	$(231,451)	$(230,859)	$(99,550)	$108,854
Taxable equivalent adjustment	(1,707)	(2,001)	(2,132)	(2,261)	(1,881)
Gain from acquisition	—	—	11,390	—	—
Noncash goodwill impairment charge	—	(210,590)	(95,000)	—	—
Severance costs	—	—	(2,898)	—	—
Provision for special fraud-related loan loss and partial recovery	—	11,750	—	—	(18,000)

Income (loss) from continuing operations before taxes (GAAP)	$(230,729)	$(432,292)	$(319,499)	$(101,811)	$88,973

Income tax (benefit) expense reconciliation
Operating income tax (benefit) expense	$(2,276)	$73,218	$(91,754)	$(35,651)	$40,266
Taxable equivalent adjustment	(1,707)	(2,001)	(2,132)	(2,261)	(1,881)
Gain from acquisition, tax expense	—	—	4,328	—	—
Severance costs, tax benefit	—	—	(1,101)	—	—
Provision for special fraud-related loan loss tax benefit	—	—	—	—	(7,002)

Income tax (benefit) expense (GAAP)	$(3,983)	$71,217	$(90,659)	$(37,912)	$31,383

Diluted earnings (loss) from continuing operations per common share reconciliation
Diluted operating earnings (loss) from continuing operations per common share	$(5.97)	$(16.64)	$(12.37)	$(6.82)	$7.36
Gain from acquisition	—	—	.58	—	—
Noncash goodwill impairment charge	—	(11.13)	(7.86)	—	—
Severance costs	—	—	(.15)	—	—
Provision for special fraud-related loan loss and partial recovery	—	.62	—	—	(1.18)

Diluted earnings (loss) from continuing operations per common share (GAAP)	$(5.97)	$(27.15)	$(19.80)	$(6.82)	$6.18

Book value per common share reconciliation
Tangible book value per common share	$6.47	$14.80	$30.09	$51.93	$54.62
Effect of goodwill and other intangibles	.15	.60	11.69	32.82	33.90

Book value per common share (GAAP)	$6.62	$15.40	$41.78	$84.75	$88.52

Efficiency ratio from continuing operations reconciliation
Operating efficiency ratio from continuing operations	92.27%	98.98%	73.97%	70.00%	55.53%
Gain from acquisition	—	—	(2.77)	—	—
Noncash goodwill impairment charge	—	72.29	31.17	—	—
Severance costs	—	—	.95	—	—

Efficiency ratio from continuing operations (GAAP)	92.27%	171.27%	103.32%	70.00%	55.53%

Average equity to assets reconciliation
Tangible common equity to assets	3.74%	6.52%	6.15%	6.57%	6.63%
Effect of preferred equity	3.88	2.36	2.18	.10	—

Tangible equity to assets	7.62	8.88	8.33	6.67	6.63
Effect of goodwill and other intangibles	.13	1.89	2.79	3.55	2.98

Equity to assets (GAAP)	7.75%	10.77%	11.12%	10.22%	9.61%

Actual tangible common equity to risk-weighted assets reconciliation
Tangible common equity to risk-weighted assets	8.25%	5.64%	10.39%	8.34%	8.21%
Effect of other comprehensive income	(.03)	(.42)	(.87)	(.91)	(.23)
Effect of deferred tax limitation	—	—	(1.27)	—	—
Effect of trust preferred	1.18	1.06	.97	.88	.65
Effect of preferred equity	4.29	3.53	3.19	2.90	—

Tier I capital ratio (Regulatory)	13.69%	9.81%	12.41%	11.21%	8.63%

Net charge-offs reconciliation
Operating net charge-offs	$311,227	$215,657	$276,669	$151,152	$21,834
Subsequent partial recovery of fraud-related charge-off	—	(11,750)	—	—	18,000

Net charge-offs (GAAP)	$311,227	$203,907	$276,669	$151,152	$39,834

Net charge-offs to average loans reconciliation
Operating net charge-offs to average loans	7.33%	4.42%	5.03%	2.57%	.38%
Subsequent partial recovery of fraud-related charge-off	—	(.25)	—	—	.31

Net charge-offs to average loans (GAAP)	7.33%	4.17%	5.03%	2.57%	.69%

Table 1 (Continued)—Operating Earnings to GAAP Earnings Reconciliation—Quarterly

Selected Financial Information

	2011				2010
(in thousands, except per share data; taxable equivalent)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Interest revenue reconciliation
Interest revenue—taxable equivalent	$71,905	$74,543	$76,931	$75,965	$81,215	$84,360	$87,699	$89,849
Taxable equivalent adjustment	(423)	(420)	(429)	(435)	(497)	(511)	(500)	(493)

Interest revenue (GAAP)	$71,482	$74,123	$76,502	$75,530	$80,718	$83,849	$87,199	$89,356

Net interest revenue reconciliation
Net interest revenue—taxable equivalent	$59,050	$59,281	$58,946	$56,392	$60,132	$60,014	$61,627	$61,279
Taxable equivalent adjustment	(423)	(420)	(429)	(435)	(497)	(511)	(500)	(493)

Net interest revenue (GAAP)	$58,627	$58,861	$58,517	$55,957	$59,635	$59,503	$61,127	$60,786

Provision for loan losses reconciliation
Operating provision for loan losses	$14,000	$36,000	$11,000	$190,000	$47,750	$50,500	$61,500	$75,000
Provision for special fraud-related loan loss and partial recovery	—	—	—	—	(11,750)	—	—	—

Provision for loan losses (GAAP)	$14,000	$36,000	$11,000	$190,000	$36,000	$50,500	$61,500	$75,000

Fee revenue reconciliation
Operating fee revenue	$12,667	$11,498	$13,905	$11,838	$12,442	$12,861	$11,579	$11,666
Gain from acquisition	—	—	—	—	—	—	—	—

Fee revenue (GAAP)	$12,667	$11,498	$13,905	$11,838	$12,442	$12,861	$11,579	$11,666

Total revenue reconciliation
Total operating revenue	$57,717	$34,779	$61,851	$(121,770)	$24,824	$22,375	$11,706	$(2,055)
Taxable equivalent adjustment	(423)	(420)	(429)	(435)	(497)	(511)	(500)	(493)
Gain from acquisition	—	—	—	—	—	—	—	—
Provision for special fraud-related loan loss and partial recovery	—	—	—	—	11,750	—	—	—

Total revenue (GAAP)	$57,294	$34,359	$61,422	$(122,205)	$36,077	$21,864	$11,206	$(2,548)

Expense reconciliation
Operating expense	$51,080	$46,520	$48,728	$115,271	$64,918	$64,906	$103,657	$54,820
Noncash goodwill impairment charge	—	—	—	—	—	210,590	—	—
Severance costs	—	—	—	—	—	—	—	—

Operating expense (GAAP)	$51,080	$46,520	$48,728	$115,271	$64,918	$275,496	$103,657	$54,820

Income (loss) from continuing operations before taxes reconciliation
Operating income (loss) from continuing operations before taxes	$6,637	$(11,741)	$13,123	$(237,041)	$(40,094)	$(42,531)	$(91,951)	$(56,875)
Taxable equivalent adjustment	(423)	(420)	(429)	(435)	(497)	(511)	(500)	(493)
Gain from acquisition	—	—	—	—	—	—	—	—
Noncash goodwill impairment charge	—	—	—	—	—	(210,590)	—	—
Severance costs	—	—	—	—	—	—	—	—
Provision for special fraud-related loan loss and partial recovery	—	—	—	—	11,750	—	—	—

Income (loss) from continuing operations before taxes (GAAP)	$6,214	$(12,161)	$12,694	$(237,476)	$(28,841)	$(253,632)	$(92,451)	$(57,368)

Income tax (benefit) expense reconciliation
Operating income tax (benefit) expense	$(3,264)	$(402)	$1,095	$295	$144,760	$(16,706)	$(32,419)	$(22,417)
Taxable equivalent adjustment	(423)	(420)	(429)	(435)	(497)	(511)	(500)	(493)
Gain from acquisition, tax expense	—	—	—	—	—	—	—	—
Severance costs, tax benefit	—	—	—	—	—	—	—	—
Provision for special fraud-related loan loss tax benefit	—	—	—	—	—	—	—	—

Income tax (benefit) expense (GAAP)	$(3,687)	$(822)	$666	$(140)	$144,263	$(17,217)	$(32,919)	$(22,910)

Diluted earnings (loss) from continuing operations per common share reconciliation
Diluted operating earnings (loss) from continuing operations per common share	$.12	$(.25)	$.16	$(13.00)	$(9.87)	$(1.50)	$(3.29)	$(1.96)
Gain from acquisition	—	—	—	—	—	—	—	—
Noncash goodwill impairment charge	—	—	—	—	—	(11.12)	—	—
Severance costs	—	—	—	—	—	—	—	—
Provision for special fraud-related loan loss and partial recovery	—	—	—	—	.62	—	—	—

Diluted earnings (loss) from continuing operations per common share (GAAP)	$.12	$(.25)	$.16	$(13.00)	$(9.25)	$(12.62)	$(3.29)	$(1.96)

Book value per common share reconciliation
Tangible book value per common share	$6.47	$6.61	$6.94	$1.69	$14.80	$25.26	$26.95	$28.12
Effect of goodwill and other intangibles	.15	.16	.17	.51	.60	.44	11.60	11.64

Book value per common share (GAAP)	$6.62	$6.77	$7.11	$2.20	$15.40	$25.70	$38.55	$39.76

Efficiency ratio from continuing operations reconciliation
Operating efficiency ratio from continuing operations	71.23%	65.73%	66.88%	169.08%	89.45%	89.38%	141.60%	75.22%
Gain from acquisition	—	—	—	—	—	—	—	—
Noncash goodwill impairment charge	—	—	—	—	—	290.00	—	—
Severance costs	—	—	—	—	—	—	—	—

Efficiency ratio from continuing operations (GAAP)	71.23%	65.73%	66.88%	169.08%	89.45%	379.38%	141.60%	75.22%

Average equity to assets reconciliation
Tangible common equity to assets	5.38%	5.65%	1.37%	2.70%	5.22%	6.78%	6.91%	7.13%
Effect of preferred equity	2.78	2.77	6.56	3.31	2.42	2.41	2.35	2.26

Tangible equity to assets	8.16	8.42	7.93	6.01	7.64	9.19	9.26	9.39
Effect of goodwill and other intangibles	.12	.13	.13	.14	.16	2.18	2.58	2.51

Equity to assets (GAAP)	8.28%	8.55%	8.06%	6.15%	7.80%	11.37%	11.84%	11.90%

Actual tangible common equity to risk-weighted assets reconciliation
Tangible common equity to risk-weighted assets	8.25%	8.52%	8.69%	.75%	5.64%	9.60%	9.97%	10.03%
Effect of other comprehensive income	(.03)	(.29)	(.42)	(.32)	(.42)	(.81)	(.87)	(.85)
Effect of deferred tax limitation	—	—	—	—	—	(2.94)	(2.47)	(1.75)
Effect of trust preferred	1.18	1.19	1.15	1.13	1.06	1.06	1.03	1.00
Effect of preferred equity	4.29	4.33	4.20	5.87	3.53	3.51	3.41	3.29

Tier I capital ratio (Regulatory)	13.69%	13.75%	13.62%	7.43%	9.81%	10.42%	11.07%	11.72%

Net charge-offs reconciliation
Operating net charge-offs	$45,624	$17,546	$16,483	$231,574	$47,668	$49,998	$61,323	$56,668
Subsequent partial recovery of fraud-related charge-off	—	—	—	—	(11,750)	—	—	—

Net charge-offs (GAAP)	$45,624	$17,546	$16,483	$231,574	$35,918	$49,998	$61,323	$56,668

Net charge-offs to average loans reconciliation
Operating net charge-offs to average loans	4.39%	1.68%	1.58%	20.71%	4.03%	4.12%	4.98%	4.51%
Subsequent partial recovery of fraud-related charge-off	—	—	—	—	(1.00)	—	—	—

Net charge-offs to average loans (GAAP)	4.39%	1.68%	1.58%	20.71%	3.03%	4.12%	4.98%	4.51%

Transaction with Fletcher International

Description of Transaction

On April 1, 2010, the Bank entered into an asset purchase and sale agreement (the “Asset Purchase Agreement”) with Fletcher Inc. and five separate limited liability companies (“LLCs”) affiliates of Fletcher Inc. for the purpose of acquiring nonperforming assets under the Asset Purchase Agreement. United has no ownership interest in the LLCs. The asset sale transaction was completed on April 30, 2010 with the Bank selling nonperforming commercial and residential construction loans and foreclosed properties having a carrying value of $103 million in exchange for cash of $20.6 million and notes receivable for $82.5 million.

The loans made to the LLCs in connection with their respective purchases have the same terms for all six loans. The loans have an initial term of five years and principal and interest payments are based on a 20-year amortization schedule. The assets in the LLCs are cross-pledged as collateral on all six loans. Correspondingly, prepayments on the loans are required as properties are sold in order for the collateral to be released upon sale. The interest rate during the loan term is fixed at 3.50% for all loans and, accordingly, each loan was recorded at a discount as the interest rate was considered below market. At the time the LLCs were formed, they were capitalized with sufficient cash to make the required 20% down payment on the purchase and 17.5% of the purchase price in cash and securities to cover the first three years of required cash flows. These funds are held in escrow as additional collateral on the loans and cannot be removed by Fletcher without United’s consent. The securities that can be held by the LLCs are marketable equity securities and funds managed by Fletcher affiliates. Carrying costs include debt service payments, servicing fees and other direct costs associated with holding and managing the underlying properties. Cash flow from expected sales of underlying assets (loans/foreclosed real estate) is expected to be sufficient to service the loans for another five to six quarters. While recent news articles and other sources have questioned the financial health of Fletcher and its affiliates, the loans to the LLCs have performed according to their contractual terms since inception. However, during the third quarter of 2011, United determined that the ultimate repayment of the $76.6 million loan relationship through the sale of the underlying collateral is unlikely due to the lack of sales activity and further decline in real estate values. As a result, United recorded a loan loss provision of $25.0 million during the third quarter of 2011 and recorded a partial charge-off in the same amount during the fourth quarter.

Also on April 1, 2010, United and Fletcher International Ltd. (“Fletcher Ltd.”, together with Fletcher Inc. and their affiliates, “Fletcher”), entered into a securities purchase agreement (the “Securities Purchase Agreement”) pursuant to which Fletcher Ltd. agreed to purchase from United, and United agreed to issue and sell to Fletcher Ltd., 65,000 shares of United’s Series C convertible preferred stock, par value $1.00 per share (the “Convertible Preferred Stock”), at a purchase price of $1,000 per share, for an aggregate purchase price of $65 million. The Convertible Preferred Stock will bear interest at an annual rate equal to the lesser of 8% or LIBOR + 4%. If all conditions precedent to Fletcher Ltd.’s obligations to purchase the Convertible Preferred Stock have been satisfied and Fletcher Ltd. had not purchased all of the Convertible Preferred Stock by May 29, 2011, it was required to pay United 5% of the commitment amount not purchased by that date, and it must pay United an additional 5% of any commitment amount not purchased by July 3, 2012. Fletcher has paid United $3.25 million as it had not purchased the Series C Convertible Preferred Stock as of May 29, 2011. The penalty payment associated with Fletcher’s option to purchase preferred stock was considered an equity transaction and was therefore recorded as an increase to capital surplus in shareholders’ equity.

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

Results of Operations

The remainder of this financial discussion focuses on operating earnings, which excludes the goodwill impairment charge and partial fraud loss recovery in 2010, the goodwill impairment charges, gain on acquisition and severance costs in 2009, and the fraud-related provision in 2007, except for the discussion of income taxes. Operating and GAAP earnings were the same in 2011 and 2008. For additional information on operating earnings measures, refer to the preceding section on “Non-GAAP Financial Measures.”

There are a few large items included in operating earnings that are generally nonrecurring in nature that affect comparability between periods. Although credit losses in all periods were elevated, reflecting the weak economic cycle of the past four years, in 2011, United’s credit losses reflected the Problem Asset Disposition Plan. That plan included the Bulk Loan Sale which removed United’s most challenging problem assets and resulted in a significant decrease in the level of problem assets. As a result, the Problem Asset Disposition Plan accelerated United’s return to profitability following the first quarter capital transaction. In addition, operating earnings in 2010 included a $45.3 million charge to operating expense resulting from the Fletcher transaction, which increased the net loss per share by $2.40, and the $157 million income tax expense related to establishment of a full deferred tax valuation allowance.

United reported a net operating loss from continuing operations of $227 million for the year ended December 31, 2011. This compared to a net operating loss from continuing operations of $305 million for the same period in 2010. Diluted operating loss from continuing operations per share for 2011 was $5.97. This compared to diluted operating loss from continuing operations per share for 2010 of $16.64. The 2011 and 2010 net operating loss from continuing operations reflect elevated foreclosed property costs related to the continuing effect of the challenging economic environment and the weak residential construction and housing markets.

Net Interest Revenue (Taxable Equivalent)

Net interest revenue (the difference between the interest earned on assets and the interest paid on deposits and other liabilities) is the single largest component of United’s revenue. United actively manages this revenue source to provide optimal levels of revenue while balancing interest rate, credit, and liquidity risks. Taxable equivalent net interest revenue totaled $234 million in 2011, a decrease of $9.38 million, or 4%, from the level recorded in 2010. Taxable equivalent net interest revenue for 2010 decreased $2.18 million, or less than 1%, from the 2009 level. The decreases in net interest revenue in 2011 compared to 2010 and in 2010 compared to 2009 were due primarily to lower levels of average loan balances which were substantially offset by lower rates on deposits and a more favorable deposit mix. United continued its focus on loan and deposit pricing, in an effort to maintain a steady level of net interest revenue.

The average yield on loans decreased 6 basis points reflecting the continuing effect of the low interest rate environment. Average loans decreased $654 million in 2011, or 13%, from 2010. The decrease in the loan portfolio was primarily attributable to weak loan demand as well as the Bulk Loan Sale completed in April 2011. Loan charge-offs, foreclosure activity and management’s efforts to rebalance the loan portfolio by reducing the concentration of residential construction loans have also contributed to declining loan balances. While loan balances have declined, United continues to make new loans. During 2011, United made $392 million in new loans, primarily commercial and small business loans in north Georgia, the Atlanta MSA and coastal Georgia.

Average interest-earning assets for the year decreased $37 million, or 1%, from 2010. For the year ended December 31, 2011, average loans decreased $654 million compared to 2010, however this decrease was offset by a $546 million increase in average investment securities. The increase in the securities portfolio was due to purchases of floating rate mortgage-backed securities in an effort to temporarily invest excess liquidity, including the proceeds from the new capital raised at the end of the first quarter of 2011. Average interest bearing liabilities in 2011 decreased $298 million, or 5%, from the prior year due to the rolling off of higher-cost brokered deposits and certificates of deposit as funding needs decreased. The average yield on interest-earning assets for 2011 was 4.41% down 62 basis points from 5.03% in 2010. A significant contributing factor to the decrease in the yield on interest earning assets was due to the build-up of excess liquidity resulting in a shift in earning asset mix from loans, which generally yield a higher rate than other asset classes, to temporary investments which have relatively low yields. In light of the weak economic environment, in late 2010, United sought to maintain above normal levels of liquidity by entering into brokered deposit arrangements and temporarily investing the proceeds in floating rate mortgage-backed securities at a slightly negative spread. Liquidity levels increased further as a result of the first quarter 2011 capital transaction. Following the capital transaction, management has sought to reduce liquidity levels.

The average cost of interest bearing liabilities for the year ended December 31, 2011, was 1.16% compared to 1.68% for the same period in 2010, reflecting United’s concerted efforts to reduce deposit pricing. Also contributing to the overall lower rate on interest bearing liabilities was a shift in the mix of deposits away from more expensive time deposits toward lower-rate transaction deposits. United’s shrinking balance sheet also permitted the reduction of more expensive wholesale borrowings.

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

For 2011, 2010 and 2009, United’s net interest spread was 3.25%, 3.35%, and 3.00%, respectively, while the net interest margin was 3.44%, 3.56%, and 3.29%, respectively. Interest reversals on performing loans classified as held for sale as part of the Bulk Loan Sale reduced net interest margin by three basis points in 2011. The combined effect of the lower yield on earning assets caused mostly by the shift in earning asset mix from loans to investment securities, partially offset by the lower cost of interest-bearing liabilities, resulted in the net interest margin decreasing 12 basis points from 2010 to 2011. The buildup of excess liquidity also, which lowered the margin by 66 basis points in 2011 compared to 20 basis points in 2010, contributed to the decrease in the net interest margin. The improvement in net interest margin from 2009 to 2010 reflected management’s efforts to maximize earnings by focusing on loan and deposit pricing. United intensified its focus on loan pricing to ensure it was being adequately compensated for the credit risk it was taking.

The following table shows the relationship between interest revenue and interest expense and the average balances of interest-earning assets and interest-bearing liabilities.

Table 2—Average Consolidated Balance Sheet and Net Interest Margin Analysis

For the Years Ended December 31,

(In thousands, taxable equivalent)

	2011			2010			2009
	Average		Avg.	Average		Avg.	Average		Avg.
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest-earning assets:
Loans (1)(2)	$4,307,111	$239,195	5.55%	$4,960,805	$278,149	5.61%	$5,547,915	$322,284	5.81%
Taxable securities (3)	1,973,678	55,251	2.80	1,425,322	58,821	4.13	1,626,032	76,048	4.68
Tax-exempt securities (1)(3)	25,693	1,651	6.43	27,827	1,860	6.68	30,460	2,164	7.10
Federal funds sold and other interest-earning assets	478,403	3,247	.68	408,359	4,293	1.05	260,232	4,465	1.72

Total interest-earning assets	6,784,885	299,344	4.41	6,822,313	343,123	5.03	7,464,639	404,961	5.43

Non-interest-earning assets:
Allowance for loan losses	(145,656)			(190,227)			(146,535)
Cash and due from banks	90,212			106,582			105,127
Premises and equipment	178,061			180,379			180,381
Other assets (3)	281,233			685,547			665,775

Total assets	$7,188,735			$7,604,594			$8,269,387

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW	$1,348,493	$3,998	.30	$1,360,729	$6,966	.51	$1,297,139	$11,023	.85
Money market	993,871	5,456	.55	780,982	7,552	.97	589,389	9,545	1.62
Savings deposits	195,468	234	.12	184,479	331	.18	177,410	483	.27
Time deposits less than $100,000	1,471,596	18,648	1.27	1,581,750	30,260	1.91	1,891,774	56,811	3.00
Time deposits greater than $100,000	948,659	14,347	1.51	1,084,967	23,114	2.13	1,306,302	42,518	3.25
Brokered deposits	401,393	6,156	1.53	610,483	13,509	2.21	756,122	20,997	2.78

Total interest-bearing deposits	5,359,480	48,839	.91	5,603,390	81,732	1.46	6,018,136	141,377	2.35

Federal funds purchased, repurchase agreeements, & other short-term borrowings	102,727	4,250	4.14	103,479	4,235	4.09	177,589	2,842	1.60
Federal Home Loan Bank advances	47,220	2,042	4.32	90,137	3,355	3.72	220,468	4,622	2.10
Long-term debt	139,666	10,544	7.55	150,107	10,749	7.16	150,604	10,893	7.23

Total borrowed funds	289,613	16,836	5.81	343,723	18,339	5.34	548,661	18,357	3.35

Total interest-bearing liabilities	5,649,093	65,675	1.16	5,947,113	100,071	1.68	6,566,797	159,734	2.43

Non-interest-bearing liabilities:
Non-interest-bearing deposits	915,649			769,395			694,469
Other liabilities	66,809			69,367			88,490

Total liabilities	6,631,551			6,785,875			7,349,756
Shareholders’ equity	557,184			818,719			919,631

Total liabilities and shareholders’ equity	$7,188,735			$7,604,594			$8,269,387

Net interest revenue		$233,669			$243,052			$245,227

Net interest-rate spread			3.25%			3.35%			3.00%

Net interest margin (4)			3.44%			3.56%			3.29%

(1)

Interest revenue on tax-exempt securities and loans has been increased to reflect comparable interest on taxable securities and loans. The rate used was 39%, reflecting the statutory federal rate and the federal tax adjusted state tax rate.

(2)	Included in the average balance of loans outstanding are loans where the accrual of interest has been discontinued.

(3)

Securities available for sale are shown at amortized cost. Pretax unrealized gains of $32.2 million, $43.2 million and $15.3 million in 2011, 2010 and 2009, resepectively are included in other assets for purposes of this presentation.

(4)	Net interest margin is taxable equivalent net-interest revenue divided by average interest-earning assets.

The following table shows the relative effect on net interest revenue of changes in the average outstanding balances (volume) of earning assets and interest bearing liabilities and the rates earned and paid by United on such assets and liabilities.

Table 3—Change in Interest Revenue and Interest Expense

(in thousands, taxable equivalent)

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	2011 Compared to 2010			2010 Compared to 2009
	Increase (decrease)			Increase (decrease)
	due to changes in			due to changes in
	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Loans	$(36,326)	$(2,628)	$(38,954)	$(33,213)	$(10,922)	$(44,135)
Taxable securities	18,665	(22,235)	(3,570)	(8,822)	(8,405)	(17,227)
Tax-exempt securities	(139)	(70)	(209)	(180)	(124)	(304)
Federal funds sold and other interest-earning assets	651	(1,697)	(1,046)	1,956	(2,128)	(172)

Total interest-earning assets	(17,149)	(26,630)	(43,779)	(40,259)	(21,579)	(61,838)

Interest-bearing liabilities:
Interest-bearing deposits:
NOW	(62)	(2,906)	(2,968)	517	(4,574)	(4,057)
Money Market	1,714	(3,810)	(2,096)	2,545	(4,538)	(1,993)
Savings deposits	19	(116)	(97)	19	(171)	(152)
Time deposits less than $100,000	(1,986)	(9,626)	(11,612)	(8,259)	(18,292)	(26,551)
Time deposits greater than $100,000	(2,649)	(6,118)	(8,767)	(6,385)	(13,019)	(19,404)
Brokered deposits	(3,878)	(3,475)	(7,353)	(3,644)	(3,844)	(7,488)

Total interest-bearing deposits	(6,842)	(26,051)	(32,893)	(15,207)	(44,438)	(59,645)

Federal funds purchased, repurchase agreements & other short-term borrowings	(31)	46	15	(1,576)	2,969	1,393
Federal Home Loan Bank advances	(1,790)	477	(1,313)	(3,649)	2,382	(1,267)
Long-term debt	(770)	565	(205)	(36)	(108)	(144)

Total borrowed funds	(2,591)	1,088	(1,503)	(5,261)	5,243	(18)

Total interest-bearing liabilities	(9,433)	(24,963)	(34,396)	(20,468)	(39,195)	(59,663)

Decrease in net interest revenue	$(7,716)	$(1,667)	$(9,383)	$(19,791)	$17,616	$(2,175)

Any variance attributable jointly to volume and rate changes is allocated to the volume and rate variance in proportion to the relationship of the absolute dollar amount of the change in each.

Provision for Loan Losses

The provision for loan losses is based on management’s evaluation of losses inherent in the loan portfolio and corresponding analysis of the allowance for loan losses at the end of each reporting period. The operating provision for loan losses was $251 million in 2011, compared with $235 million in 2010, and $310 million in 2009. The 2010 operating provision is $11.8 million higher than the GAAP provision for loan losses which includes the partial recovery of the fraud loss provision recorded in 2007. As an annualized percentage of average outstanding loans, the operating provision was 5.91%, 4.81% and 5.64%, respectively, in 2011, 2010 and 2009. The amount of provision recorded in each year was the amount required such that the total allowance for loan losses reflected the appropriate balance, in the estimation of management, and was sufficient to cover inherent losses in the loan portfolio. During the third quarter of 2011, United recorded an additional loan loss provision of $25.0 million specifically related to the classification of its largest lending relationship. In 2011, the increase in the provision for loan losses compared to a year ago was primarily due to the increased level of charge-offs in the first quarter of 2011 recorded in conjunction with the Problem Asset Disposition Plan and transfer of loans to the held for sale category in anticipation of the Bulk Loan Sale. The operating ratio of net loan charge-offs to average outstanding loans for 2011 was 7.33%, compared with 4.42% for 2010, excluding the $11.8 million partial recovery, and 5.03% for 2009.

As the residential construction and housing markets have struggled, it has been difficult for many builders and developers to obtain cash flow needed to service debt from selling lots and houses. This deterioration of the residential construction and housing market was the primary factor that resulted in higher credit losses and an increase in nonperforming assets over the last four years. Although a majority of the loan charge-offs have been within the residential construction and development portion of the portfolio, credit quality deterioration has migrated to other loan categories as pressure resulting from economic conditions has persisted and unemployment levels have remained high throughout United’s markets. Additional discussion on credit quality and the allowance for loan losses is included in the “Asset Quality and Risk Elements” and “Critical Accounting Polices” sections of this report, as well as Note 1 to the consolidated financial statements.

Fee Revenue

Operating fee revenue from continuing operations was $49.9 million in 2011, compared with $48.5 million in 2010 and $51.0 million in 2009. Operating fee revenue excludes the $11.4 million bargain purchase gain from the acquisition of SCB in 2009. Including the gain on acquisition in 2009, fee revenue from continuing operations was $62.4 million. Fee revenue from continuing operations excludes consulting fees earned by United’s Brintech subsidiary which was sold on March 31, 2010. All periods are presented on a continuing operations basis.

The following table presents the components of fee revenue.

Table 4—Fee Revenue From Continuing Operations

For the Years Ended December 31,

(in thousands)

	September 30,	September 30,	September 30,	September 30,
				Change
	2011	2010	2009	2011-2010
Overdraft fees	$14,246	$17,227	$19,059	(17)%
ATM and debit card fees	12,079	10,001	8,963	21
Other service charges and fees	2,785	2,899	2,964	(4)

Service charges and fees	29,110	30,127	30,986	(3)
Mortgage loan and related fees	5,419	7,019	8,959	(23)
Brokerage fees	2,986	2,662	2,085	12
Securities gains, net	842	2,552	2,756
Losses on prepayment of borrowings	(791)	(2,233)	—
Hedge ineffectiveness	5,001	1,585	(393)
Other	7,341	6,836	6,571	7

Total fee revenue before gain from acquisition	49,908	48,548	50,964	3
Gain from acquisition	—	—	11,390

Total fee revenue	$49,908	$48,548	$62,354	3

Service charges and fees of $29.1 million were down $1.02 million, or 3%, from 2010. The decrease was primarily due to a $2.98 million, or 17%, decline in overdraft fees resulting from decreased utilization of our courtesy overdraft services with the changes to Regulation E in 2010 requiring customers to opt in to such services. The decrease in overdraft fees was partially offset by $2.08 million in higher ATM and debit card interchange revenue.

Mortgage loan and related fees of $5.42 million were down $1.60 million, or 23%, from 2010. In 2011, United closed 1,752 mortgage loans totaling $261 million compared with 2,033 loans totaling $325 million in 2010. Origination volumes were driven by the changing interest rate environment which had a significant impact on refinancing activity. Substantially all these originated residential mortgages were sold into the secondary market, including the right to service the loans.

Brokerage fees of $2.99 million increased $324,000, or 12%, from 2010. The increase in brokerage fees was due to improving market conditions from those in 2010. Additionally, a portion of United’s brokerage fee revenue is derived from the value of assets under management which increased with the overall improvement in the market, further contributing to the increased revenue.

United recognized net securities gains of $842,000 and $2.55 million during 2011 and 2010, respectively. The 2010 net gain was net of $950,000 in impairment charges in the first quarter of 2010, on trust preferred securities of a bank whose financial condition had deteriorated. The impairment charge was more than offset by realized gains from securities sales. United also recognized losses from the prepayment of FHLB advances. The losses were part of the same balance sheet management activities that resulted in the securities gains. The securities gains and prepayment losses are mostly offsetting and had little net impact on financial results in the periods incurred. The net securities gains in 2009 were net of $1.24 million in impairment charges on equity and trust preferred securities investments in banks that failed during the year.

In 2011, United recognized $5.00 million in income from hedge ineffectiveness compared with $1.59 million in income from hedge ineffectiveness in 2010. Most of the hedge ineffectiveness in 2010 and 2011 related to terminated cash flow hedges where the gains realized on the terminated positions are being deferred over the original term of the derivative instrument. The ineffectiveness, which is caused by a decrease in qualifying prime-based loans, results in the accelerated recognition of the deferred gains.

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

Table 5—Operating Expenses From Continuing Operations

For the Years Ended December 31,

(in thousands)

	September 30,	September 30,	September 30,	September 30,
				Change
	2011	2010	2009	2011-2010
Salaries and employee benefits	$100,095	$96,618	$101,568	4%
Communications and equipment	13,135	13,781	14,676	(5)
Occupancy	15,645	15,394	15,653	2
Advertising and public relations	4,291	4,625	3,950	(7)
Postage, printing and supplies	4,256	4,072	5,040	5
Professional fees	9,727	9,254	11,480	5
Foreclosed property—foreclosure and carrying costs	10,499	16,381	14,484	(36)
Foreclosed property—writedowns and losses from sales	68,406	49,326	17,881	39
FDIC assessments and other regulatory charges	14,259	13,747	16,004	4
Amortization of intangibles	3,016	3,160	3,104	(5)
Other	18,270	16,594	13,210	10

	261,599	242,952	217,050	8
Loss on sale of nonperforming assets	—	45,349	—

Operating expenses, before nonrecurring items	261,599	288,301	217,050
Goodwill impairment charges	—	210,590	95,000
Severance cost	—	—	2,898

Total operating expenses	$261,599	$498,891	$314,948

Operating expenses excluding nonrecurring items and the loss from the sale of nonperforming assets to Fletcher International were $262 million in 2011 as compared to $243 million in 2010 and $217 million in 2009. The increase in foreclosed property losses for 2011 was primarily due to United’s Problem Asset Disposition Plan. Nonrecurring charges in 2010 include $211 million for goodwill impairment. Non-recurring charges in 2009 include $95 million for goodwill impairment and $2.90 million in severance costs relating to a reduction in force. The $45.3 million loss on the sale of nonperforming assets to Fletcher was incurred during the second quarter of 2010. Although the loss from the bulk sale of nonperforming assets in 2010 resulted from an isolated event, because disposition of nonperforming assets is considered an operating activity, it is not excluded from operating expenses as a nonrecurring item, but has been separated to make trend comparisons more meaningful. Including the loss on sale of nonperforming assets and those nonrecurring charges, operating expenses for 2010 and 2009 were $499 million and $315 million, respectively.

Salaries and employee benefits expense for 2011 was $100 million, an increase of $3.48 million, or 4%, from 2010. The increase was due to higher group medical insurance, incentive compensation and severance costs and a lower level of deferred direct loan origination costs in 2011. Headcount totaled 1,754 at December 31, 2011 compared to 1,817 at December 31, 2010.

Communication and equipment expense for 2011 was $13.1 million, which was down $646,000, or 5%, from 2010, due to lower equipment depreciation charges and lower telephone charges.

Occupancy expense of $15.6 million for 2011 was up $251,000, or 2%, compared to the same period in 2010. The increase was due to higher costs for utilities, real estate taxes and insurance premiums.

Advertising and public relations expense for 2011 was $4.29 million, a decrease of $334,000, or 7%, from 2010. The decrease was due to a discontinuance of direct mail programs and efforts to reduce discretionary spending.

Postage, printing and supplies expense for 2011 was $4.26 million, an increase of $184,000, or 5%, from 2010. Much of the increase was due to higher postage costs and outside courier expenses.

Professional fees were $9.73 million for 2011, an increase of $473,000 million, or 5%, from 2010. The increase was primarily due to professional services costs associated with the Bulk Loan Sale.

Foreclosed property expenses related to foreclosure and carrying costs for 2011 was $10.5 million, a decrease of $5.88 million from 2010. While foreclosed property expenses have remained elevated throughout the weak economic cycle, the decrease from 2010 is due to the lower level of foreclosed properties. The foreclosure and carrying costs category includes legal fees, property taxes, marketing costs, utility services, maintenance and repair charges. Realized losses and write-downs on foreclosed property totaled $68.4 million for the year ended December 31, 2011, compared to $49.3 million for 2010. The increase reflects higher writedowns in the first half of 2011 on foreclosed properties to expedite sales under the Problem Asset Disposition Plan.

FDIC assessments and other regulatory charges expense for 2011 was $14.3 million, an increase of $512,000 from 2010, reflecting an increase in United’s assessment rate beginning in the first quarter of 2011. United’s assessment rate was subsequently lowered in the second quarter of 2011.

Other expenses totaled $18.3 million for 2011, an increase of $1.68 million, or 10%, from 2010, primarily due to an increase in property taxes and other loan collateral costs incurred to prepare loans for the Bulk Loan Sale.

Income Taxes

Income tax benefit from continuing operations was $3.98 million in 2011, compared to income tax expense of $71.2 million in 2010 and income tax benefit of $90.7 million in 2009, respectively. The effective tax rates (as a percentage of pre-tax net income) were 1.73%, (16.5)%, and 28.4% for 2011, 2010 and 2009, respectively. The 2011 tax benefit included the reversal of previously established reserves for uncertain tax positions of $4.59 million as a result of the tax returns upon which the tax positions were claimed were no longer subject to audit as a result of statute expiration and due to the settlement of a state tax dispute. Because of the full valuation allowance on United’s net deferred tax asset, United did not recognize a tax benefit on its pre-tax loss in 2011 other than adjustments to its reserve for uncertain tax positions.

In the fourth quarter of 2009, United resolved a tax dispute with a state taxing authority relative to an issue identified during a routine audit. United had fully reserved for the issue as an uncertain tax position. The resolution resulted in the release of the reserve which increased the fourth quarter 2009 tax benefit by approximately $3 million.

At December 31, 2011, United had no net deferred tax assets due to a full valuation allowance of $273 million. Accounting Standards Codification Topic 740, Income Taxes, requires that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. Management considers both positive and negative evidence and analyzes changes in near-term market conditions as well as other factors which may impact future operating results. In making such judgments, significant weight is given to evidence that can be objectively verified. The deferred tax assets are analyzed quarterly for changes affecting realizabilty. Because management has determined that the objective negative evidence outweighs the positive evidence, management has established a full valuation allowance against its net deferred tax assets.

Management will continue to evaluate and weigh the positive and negative evidence going forward and, if the weight of evidence shifts such that the positive evidence outweighs the negative evidence, the valuation allowance will be adjusted or completely reversed as appropriate.

In February 2011, United adopted a tax benefits preservation plan designed to protect its ability to utilize its substantial tax assets. Those tax assets include net operating losses that it could utilize in certain circumstances to offset taxable income and reduce its federal income tax liability and the future tax benefits from potential net unrealized built in losses. United’s ability to use its tax benefits would be substantially limited if it were to experience an ownership change as defined under Section 382 of the Internal Revenue Code. In general, an ownership change would occur if United’s “5-percent shareholders,” as defined under Section 382, collectively increase their ownership in United by more than 50% over a rolling three-year period. The tax benefits preservation plan is designed to reduce the likelihood that United will experience an ownership change by discouraging any person or group from becoming a beneficial owner of 4.99% or more of United’s common stock then outstanding.

In connection with the tax benefits preservation plan in February 2011, United entered into a share exchange agreement with the Elm Ridge Parties to transfer to the Company 1,551,126 shares of United’s common stock in exchange for 16,613 shares of the Company’s series D preferred shares and warrants to purchase 1,551,126 shares of common stock. Prior to entering into the share exchange agreement, collectively, the Elm Ridge Parties were United’s largest shareholder. By exchanging the Elm Ridge Parties’ common stock for the Series D Preferred Shares and warrants, United eliminated its only “5-percent shareholder” and, as a result, obtained further protection against an ownership change under Section 382.

Additional information regarding income taxes, including a reconciliation of the differences between the recorded income tax provision and the amount of income tax computed by applying the statutory federal income tax rate to income before income taxes, can be found in Note 15 to the consolidated financial statements.

Fourth Quarter Discussion

Taxable equivalent net interest revenue for the fourth quarter of 2011 decreased $1.08 million, or 2%, to $59.1 million from the same period a year ago, primarily due to lower levels of average loan balances. Average loans were down $593 million during the fourth quarter of 2011 compared to 2010. The net interest margin decreased 7 basis points from the fourth quarter of 2010 to 3.51% for the fourth quarter of 2011. The reduction in average loan balances was significantly offset by lower funding costs due to reductions in deposit rates.

The fourth quarter of 2011 provision for loan losses was $14 million. This compared to an operating provision of $47.8 million for the fourth quarter of 2010, which excluded a partial fraud recovery of $11.8 million. Nonperforming assets totaled $160 million, down $161 million from a year ago. Nonperforming assets as a percentage of total assets were 2.30% at December 31, 2011, compared with 4.42% at December 31, 2010.

The following table presents the components of fee revenue from continuing operations for the fourth quarters of 2011 and 2010.

Table 6—Quarterly Fee Revenue From Continuing Operations

(in thousands)

	September 30,	September 30,	September 30,
	Three Months Ended
	December 31,
	2011	2010	Change
Overdraft fees	$3,537	$3,832	(8)%
ATM and debit card fees	2,969	2,535	17
Other service charges and fees	742	672	10

Service charges and fees	7,248	7,039	3
Mortgage loan and related fees	1,825	1,868	(2)
Brokerage fees	782	778	1
Securities gains, net	4	—
Other	2,808	2,757	2

Total operating fee revenue	$12,667	$12,442	2

Operating fee revenue for the fourth quarter of 2011 of $12.7 million increased $225,000, or 2%, from $12.4 million for the fourth quarter of 2010. Service charges and fees on deposit accounts increased $209,000, or 3%, to $7.25 million. Lower overdraft fees resulting from regulatory changes that require customers to give consent prior to using United’s overdraft services, were more than offset by higher ATM and debit card fees. Mortgage fees decreased $43,000, or 2%, to $1.83 million due to a decrease in refinancing activity. United closed $78.8 million in mortgage loans in the fourth quarter of 2011, compared to $90.7 million in the fourth quarter of 2010. United recognized $4,000 in net securities gains in the fourth quarter of 2011, compared to none in the fourth quarter of 2010.

The following table presents operating expenses from continuing operations for the fourth quarters of 2011 and 2010.

Table 7—Quarterly Operating Expenses From Continuing Operations

(in thousands)

	September 30,	September 30,	September 30,
	Three Months Ended December 31,
	2011	2010	Change
Salaries and employee benefits	$23,473	$23,777	(1)%
Communications and equipment	3,129	3,377	(7)
Occupancy	3,972	4,024	(1)
Advertising and public relations	944	1,102	(14)
Postage, printing and supplies	1,017	1,063	(4)
Professional fees	1,996	3,016	(34)
Foreclosed property—foreclosure and carrying costs	2,369	4,753	(50)
Foreclosed property—writedowns and losses from sales	6,933	15,849	(56)
FDIC assessments and other regulatory charges	2,599	3,299	(21)
Amortization of intangibles	746	771	(3)
Other	3,902	3,887	—

Total operating expenses	$51,080	$64,918	(21)

Operating expenses decreased $13.8 million to $51.1 million, a 21% decrease from the fourth quarter of 2010. Salaries and employee benefit costs of $23.5 million decreased $304,000, or 1%, from the fourth quarter of 2010 mostly due to a one-time credit adjustment of $2.24 million resulting from the reclassification of unamortized actuarial gains and losses and prior service costs to other comprehensive income for United’s Modified Retirement Plan. The reclassification was partially offset by higher incentives in the fourth quarter of 2011. Communications and equipment expenses were down $248,000, or 7%, to $3.13 million for the fourth quarter of 2011 compared to 2010 due to lower depreciation and maintenance charges. Occupancy expense was relatively flat at $3.97 million for the fourth quarter of 2011 compared to 2010. Advertising and public relations expense decreased $158,000, or 14%, reflecting efforts to control discretionary spending. Professional fees decreased $1.02 million to $2.00 million, reflecting unusually high legal expenses in late 2010 associated with the Problem Asset Disposition Plan and capital raise that occurred in early 2011. Foreclosed property—foreclosure and carry cost expense of $2.37 million decreased $2.38 million from $4.75 million for the fourth quarter of 2010, due to a lower number of foreclosed properties held following the execution of the Problem Asset Disposition Plan in early 2011. Write-downs and losses from sales of foreclosed property totaled $6.93 million for the fourth quarter of 2011, a decrease of $8.92 million, or 56%, also related to a lower volume of foreclosed property. FDIC assessments and other regulatory charges decreased from $3.30 million during the fourth quarter of 2010 to $2.60 million for 2011 due to the change in the assessment base from deposits to assets. Other operating expense remained relatively flat at $3.90 million for the fourth quarter of 2011 compared to 2010.

Balance Sheet Review

Total assets at December 31, 2011 were $6.98 billion, a decrease of $293 million, or 4%, from December 31, 2010. On an average basis, total assets decreased $416 million, or 5%, from 2010 to 2011. Average interest earning assets for 2011 and 2010 were $6.78 billion and $6.82 billion, respectively.

Loans

Substantially all of United’s loans are to customers (including customers who have a seasonal residence in United’s market areas) located in the immediate market areas of its community banks in Georgia, North Carolina, and Tennessee, and more than 85% of the loans are secured by real estate. Total loans averaged $4.31 billion in 2011, compared with $4.96 billion in 2010, a decrease of 13%. The decrease primarily results from the Problem Asset Disposition Plan although weak loan demand within United’s market and management’s efforts to reduce United’s residential construction concentration also contributed. At December 31, 2011, total loans were $4.11 billion, a decrease of $495 million, or 11%, from December 31, 2010. The rate of loan growth began to decline in the first quarter of 2007, and the balances have continued to decline through the subsequent years. The decrease in the loan portfolio began with deterioration in the residential construction and housing markets and continued through most of 2011. In the fourth quarter of 2011, the loan portfolio began to stabilize indicating a possible inflection point upon which loan growth is expected to return. The deterioration over the past five years resulted in part from an oversupply of lot inventory, houses and land within United’s markets, which further slowed construction activities and acquisition and development projects. The resulting recession that began in the housing market led to high rates of unemployment that resulted in stress in the other segments of United’s loan portfolio. Despite the weak economy and lack of loan demand, United continued to pursue lending opportunities which resulted in $392 million in new loans funded during 2011.

The following table presents the composition of United’s loan portfolio for the last five years.

Table 8—Loans Outstanding

As of December 31,

(in thousands)

	September 30,	September 30,	September 30,	September 30,	September 30,
Loans by Category	2011	2010	2009	2008	2007
Commercial (secured by real estate)	$1,821,414	$1,761,424	$1,779,398	$1,626,966	$1,475,930
Commercial & industrial	428,249	441,518	390,520	410,529	417,715
Commercial construction	164,155	296,582	362,566	499,663	527,123

Total commercial	2,413,818	2,499,524	2,532,484	2,537,158	2,420,768
Residential mortgage	1,134,902	1,278,780	1,427,198	1,526,388	1,501,916
Residential construction	448,391	695,166	1,050,065	1,478,679	1,829,506
Consumer installment	112,503	130,656	141,729	162,636	177,073

Total loans	$4,109,614	$4,604,126	$5,151,476	$5,704,861	$5,929,263

	September 30,	September 30,	September 30,	September 30,	September 30,
Loans by Market	2011	2010	2009	2008	2007
North Georgia	$1,425,811	$1,688,586	$1,883,880	$2,040,082	$2,060,224
Atlanta MSA	1,219,652	1,310,222	1,435,223	1,705,561	2,002,089
North Carolina	597,446	701,798	771,709	809,863	805,999
Coastal Georgia	346,189	335,020	405,689	463,642	415,622
Gainesville MSA	264,567	312,049	389,766	420,169	399,560
East Tennessee	255,949	256,451	265,209	265,544	245,769

Total loans	$4,109,614	$4,604,126	$5,151,476	$5,704,861	$5,929,263

As of December 31, 2011, United’s 25 largest credit relationships consisted of loans and loan commitments ranging from $8.23 million to $50.4 million, with an aggregate total credit exposure of $392 million, including $8.12 million in unfunded commitments, and $384 million in balances outstanding, excluding participations sold. United had only five lending relationships whose total credit exposure exceeded $20 million and only one relationship in excess of $25 million.

The following table sets forth the maturity distribution of commercial and construction loans, including the interest rate sensitivity for loans maturing after one year.

Table 9—Loan Portfolio Maturity

As of December 31, 2011

(in thousands)

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
					Rate Structure for Loans
	Maturity				Maturing Over One Year
	One Year	One through	Over Five		Fixed	Floating
	or Less	Five Years	Years	Total	Rate	Rate
Commercial (commercial and industrial)	$167,249	$189,068	$71,932	$428,249	$209,885	$51,115
Construction (commercial and residential)	275,395	263,081	74,070	612,546	228,096	109,055

Total	$442,644	$452,149	$146,002	$1,040,795	$437,981	$160,170

Asset Quality and Risk Elements

United manages asset quality and controls credit risk through review and oversight of the loan portfolio as well as adherence to policies designed to promote sound underwriting and loan monitoring practices. United’s credit administration function is responsible for monitoring asset quality, establishing credit policies and procedures and enforcing the consistent application of these policies and procedures among all of the community banks. Additional information on United’s credit administration function is included in Item 1 under the heading “Loan Review and Nonperforming Assets.”

United classifies performing loans as “substandard” when there is a well-defined weakness or weaknesses that jeopardize the repayment by the borrower and there is a distinct possibility that United could sustain some loss if the deficiency is not corrected.

The table below presents performing substandard loans for the last four years.

Table 10—Performing Substandard Loans

(dollars in thousands)

	September 30,	September 30,	September 30,	September 30,
	December 31,	December 31,	December 31,	December 31,
	2011	2010	2009	2008
By Category
Commercial (secured by real estate)	$143,058	$156,765	$123,740	$43,228
Commercial & industrial	15,753	16,767	33,974	20,808
Commercial construction	18,510	90,745	51,696	15,551

Total commercial	177,321	264,277	209,410	79,587
Residential mortgage	76,442	86,143	79,741	51,732
Residential construction	71,955	158,770	196,908	160,113
Consumer installment	2,751	2,957	3,553	3,085

Total	$328,469	$512,147	$489,612	$294,517

By Market
North Georgia	$134,945	$212,992	$256,178	$137,026
Atlanta MSA	99,453	185,327	141,205	108,852
North Carolina	40,302	42,335	17,524	18,183
Coastal Georgia	24,985	29,223	40,930	20,260
Gainesville MSA	17,338	33,962	26,969	2,363
East Tennessee	11,446	8,308	6,806	7,833

Total loans	$328,469	$512,147	$489,612	$294,517

At December 31, 2011, performing substandard loans totaled $328 million and decreased $184 million from December 31, 2010. Most of the decrease from a year ago occurred in United’s Atlanta and north Georgia markets and was primarily the result of our Bulk Loan Sale which was completed on April 18, 2011. Residential construction and commercial construction showed the most significant decreases as they represented more than 60% of the carrying amount of the aggregate loans included in the loan sale.

Reviews of substandard performing and non-performing loans, troubled debt restructures, past due loans and larger credits, are conducted on a weekly, monthly or quarterly basis with management and are designed to identify risk migration and potential charges to the allowance for loan losses. These reviews are performed by the lending officers and the loan review department, and also consider such factors as the financial strength of borrowers, the value of the applicable collateral, past loan loss experience, anticipated loan losses, changes in risk profile, prevailing economic conditions and other factors. In addition to United’s internal loan review, United also uses external loan review to ensure the independence of the loan review process.

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

Table 11—Allocation of Allowance for Loan Losses

As of December 31,

(in thousands)

	2011		2010		2009		2008		2007
	Amount	%*	Amount	%*	Amount	%*	Amount	%*	Amount	%*
Commercial (secured by real estate)	$31,644	44	$31,191	38	$19,208	34	$8,948	28	$9,520	25
Commercial & industrial	5,681	10	7,580	10	6,892	8	8,512	7	7,902	7

Total commercial	37,325	54	38,771	48	26,100	42	17,460	35	17,422	32
Construction	36,476	15	99,351	21	99,446	27	71,573	35	38,183	40
Residential mortgage	29,076	28	22,305	28	17,266	28	18,364	27	19,611	25
Consumer installment	2,124	3	3,030	3	2,545	3	3,756	3	3,823	3
Unallocated	9,467		11,238		10,245		11,118		10,384

Total allowance for loan losses	$114,468	100	$174,695	100	$155,602	100	$122,271	100	$89,423	100

*	Loan balance in each category, expressed as a percentage of total loans.

The following table presents a summary of changes in the allowance for loan losses for each of the past five years.

Table 12—Allowance for Loan Losses

Years Ended December 31,

(in thousands)

	September 30,	September 30,	September 30,	September 30,	September 30,
	2011	2010	2009	2008	2007
Balance beginning of period	$174,695	$155,602	$122,271	$89,423	$66,566
Provision for loan losses	251,000	223,000	310,000	184,000	55,600
Allowance for loan losses acquired from subsidiaries at merger date	—	—	—	—	7,091
Charge-offs:
Commercial (secured by real estate)	59,468	33,593	21,796	5,843	688
Commercial & industrial	24,890	10,837	11,322	5,197	1,188
Commercial construction	55,730	9,993	9,908	1,796	245
Residential mortgage	53,707	28,806	18,997	12,995	7,022
Residential construction	118,916	136,666	219,168	123,771	30,351
Consumer installment	3,594	4,828	5,115	3,275	2,200

Total loans charged-off	316,305	224,723	286,306	152,877	41,694

Recoveries:
Commercial (secured by real estate)	448	1,167	520	72	97
Commercial & industrial	967	1,762	5,397	61	187
Commercial construction	203	431	12	4	1
Residential mortgage	738	867	411	224	486
Residential construction	1,678	15,370	2,253	653	117
Consumer installment	1,044	1,219	1,044	711	972

Total recoveries	5,078	20,816	9,637	1,725	1,860

Net charge-offs	311,227	203,907	276,669	151,152	39,834

Balance end of period	$114,468	$174,695	$155,602	$122,271	$89,423

Total loans (1):
At year-end	$4,109,614	$4,604,126	$5,151,476	$5,704,861	$5,929,263
Average	4,244,305	4,884,330	5,501,165	5,890,889	5,734,608
Allowance as a percentage of year- end loans	2.79%	3.79%	3.02%	2.14%	1.51%
As a percentage of average loans:
Net charge-offs	7.33	4.17	5.03	2.57	.69
Provision for loan losses	5.91	4.57	5.64	3.12	.97
Allowance as a percentage of nonperforming loans	90	98	59	64	317

(1)	Excludes loans acquired through the FDIC assisted acquisition of Southern Community Bank that are covered by loss sharing agreements.

At December 31, 2011, the allowance for loan losses was $114 million, or 2.79% of total loans, compared with $175 million, or 3.79% of loans at December 31, 2010. The decrease in the allowance for loan losses is consistent with the decrease in classified loans resulting from the execution of the Problem Asset Disposition Plan, including the Bulk Loan Sale which reduced the amount of loss remaining in the loan portfolio. During the third quarter of 2011, United recorded a provision for loan losses of $25.0 million related to classifying its largest lending relationship to nonaccrual status and recorded a $25.0 million partial charge-off during the fourth quarter.

Management believes that the allowance for loan losses at December 31, 2011 reflects the losses inherent in the loan portfolio. This assessment involves uncertainty and judgment; therefore, the adequacy of the allowance for loan losses cannot be determined with precision and may be subject to change in future periods. The amount of any change could be significant if management’s assessment of loan quality or collateral values change substantially with respect to one or more loan relationships or portfolio categories. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require adjustments to the provision for loan losses in future periods if, in their opinion, the results of their review warrant such additions. See the “Critical Accounting Policies” section for additional information on the allowance for loan losses.

Nonperforming Assets

Nonperforming loans, which include nonaccrual loans and accruing loans past due over 90 days, totaled $127 million at December 31 2011, compared with $179 million at December 31, 2010. There were no accruing loans more than 90 days past due at December 31, 2011 and 2010. At December 31, 2011 and 2010, the ratio of nonperforming loans to total loans was 3.10% and 3.89%, respectively. The ratio of nonperforming loans to total loans decreased due to the Bulk Loan Sale in April 2011, which included performing and nonperforming substandard loans. Nonperforming assets, which include nonperforming loans and foreclosed real estate, totaled $160 million at December 31, 2011, compared with $321 million at December 31, 2010. United sold $108 million and $168 million respectively, of foreclosed properties during 2011 and 2010. Both of these events helped lower the balance of foreclosed properties by 77% in 2011.

United’s policy is to place loans on nonaccrual status when, in the opinion of management, the principal and interest on a loan is not likely to be repaid in accordance with the loan terms or when the loan becomes 90 days past due and is not well secured and in the process of collection. When a loan is placed on nonaccrual status, interest previously accrued but not collected is reversed against current interest revenue. Interest payments received on nonaccrual loans are applied as a reduction of principal.

There were no commitments to lend additional funds to customers whose loans were on nonaccrual status at December 31, 2011, although in certain isolated cases, United executed forbearance agreements whereby United will continue to fund construction loans to completion as long as the borrower meets the conditions of the forbearance agreement. The table below summarizes nonperforming assets at year-end for the last five years. It excludes assets acquired through the acquisition of SCB in 2009 that are covered by the loss-sharing agreement with the FDIC. These assets have been excluded from the review of nonperforming assets, as the loss-sharing agreement with the FDIC and purchase price adjustments to reflect credit losses, effectively eliminate the likelihood of recognizing losses on the covered assets.

Table 13—Nonperforming Assets

As of December 31,

(in thousands)

	September 30,	September 30,	September 30,	September 30,	September 30,
	2011	2010	2009	2008	2007
Nonaccrual loans (NPLs)	$127,479	$179,094	$264,092	$190,723	$28,219
Foreclosed properties	32,859	142,208	120,770	59,768	18,039

Total nonperforming assets (NPAs)	$160,338	$321,302	$384,862	$250,491	$46,258

NPLs as a percentage of total loans	3.10%	3.89%	5.13%	3.34%	.48%
NPAs as a percentage of loans and foreclosed properties	3.87	6.77	7.30	4.35	.78
NPAs as a percentage of total assets	2.30	4.42	4.81	2.92	.56

At December 31, 2011 and 2010 United had $124 million and $101 million, respectively, in loans with terms that have been modified in a troubled debt restructuring (“TDR”). Included therein were $17.9 million and $17.3 million, respectively, of TDRs that were not performing in accordance with their modified terms and were included in nonperforming loans. The remaining TDRs with an aggregate balance of $106 million and $83.7 million, respectively, were performing according to their modified terms and are therefore not considered to be nonperforming assets.

At December 31, 2011 and 2010, there were $257 million and $123 million, respectively, of loans classified as impaired under the definition outlined in the Accounting Standards Codification. Included in impaired loans at December 31, 2011 and 2010 were $189 million and $115 million, respectively, that did not require specific reserves or had previously been charged down to net realizable value. The balance of impaired loans at December 31, 2011 of $68.8 million had specific reserves that totaled $14.8 million and the balance of impaired loans at December 31, 2010 of $7.64 million had specific reserves that totaled $1.05 million. During the third quarter of 2011, United classified its largest lending relationship of $76.6 million as impaired and recorded a specific reserve of $25.0 million, which was charged off in the fourth quarter of 2011. The average recorded investment in impaired loans for 2011, 2010 and 2009 was $127 million, $170 million and $229 million, respectively. During 2011, United recognized $2.66 million in interest income on impaired loans. During 2010 and 2009, there was no interest revenue recognized on loans while they were impaired. United’s policy is to discontinue the recognition of interest revenue for loans classified as impaired under the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) Topic 310-10-35, Receivables, when the loan meets the criteria for nonaccrual status. Impaired loans increased from 2010 to 2011 due to the classification of United’s largest lending relationship and the increase in TDRs which are considered impaired. In addition, United began including substandard accruing loans over $2 million in its impairment analysis in 2011.

The following table summarizes nonperforming assets by category and market by quarter. Assets covered by the loss-sharing agreement with the FDIC related to the acquisition of SCB are not included in this table.

Table 14—Nonperforming Assets by Quarter

(in thousands)

	December 31, 2011 (1)			September 30, 2011 (1)			June 30, 2011 (1)			March 31, 2011 (1)
	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total
	Loans	Properties	NPAs	Loans	Properties	NPAs	Loans	Properties	NPAs	Loans	Properties	NPAs
BY CATEGORY
Commercial (sec. by RE)	$27,322	$9,745	$37,067	$21,998	$8,880	$30,878	$17,764	$6,796	$24,560	$20,648	$7,886	$28,534
Commercial & industrial	34,613	—	34,613	53,009	—	53,009	1,998	—	1,998	2,198	—	2,198
Commercial construction	16,655	3,336	19,991	11,370	5,862	17,232	2,782	6,764	9,546	3,701	11,568	15,269

Total commercial	78,590	13,081	91,671	86,377	14,742	101,119	22,544	13,560	36,104	26,547	19,454	46,001
Residential mortgage	22,358	6,927	29,285	22,671	7,960	30,631	24,809	9,056	33,865	23,711	9,117	32,828
Residential construction	25,523	12,851	38,374	34,472	21,561	56,033	22,643	24,968	47,611	32,038	25,807	57,845
Consumer installment	1,008	—	1,008	964	—	964	1,069	—	1,069	1,473	—	1,473

Total NPAs	$127,479	$32,859	$160,338	$144,484	$44,263	$188,747	$71,065	$47,584	$118,649	$83,769	$54,378	$138,147

BY MARKET
North Georgia	$88,600	$15,136	$103,736	$105,078	$17,467	$122,545	$28,117	$21,278	$49,395	$30,214	$23,094	$53,308
Atlanta MSA	14,480	6,169	20,649	13,350	12,971	26,321	14,700	11,239	25,939	21,501	16,913	38,414
North Carolina	15,100	5,365	20,465	13,243	7,941	21,184	15,153	8,953	24,106	18,849	7,802	26,651
Coastal Georgia	5,248	1,620	6,868	5,600	2,354	7,954	5,357	2,564	7,921	5,847	3,781	9,628
Gainesville MSA	2,069	3,760	5,829	5,311	2,495	7,806	4,505	3,174	7,679	4,332	2,157	6,489
East Tennessee	1,982	809	2,791	1,902	1,035	2,937	3,233	376	3,609	3,026	631	3,657

Total NPAs	$127,479	$32,859	$160,338	$144,484	$44,263	$188,747	$71,065	$47,584	$118,649	$83,769	$54,378	$138,147

	December 31, 2010 (1)			September 30, 2010 (1)			June 30, 2010 (1)			March 31, 2010 (1)
	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total
	Loans	Properties	NPAs	Loans	Properties	NPAs	Loans	Properties	NPAs	Loans	Properties	NPAs
BY CATEGORY
Commercial (sec. by RE)	$44,927	$23,659	$68,586	$53,646	$14,838	$68,484	$56,013	$13,297	$69,310	$45,918	$21,597	$67,515
Commercial & industrial	5,611	—	5,611	7,670	—	7,670	7,245	—	7,245	3,610	—	3,610
Commercial construction	21,374	17,808	39,182	17,279	15,125	32,404	17,872	11,339	29,211	23,556	14,285	37,841

Total commercial	71,912	41,467	113,379	78,595	29,963	108,558	81,130	24,636	105,766	73,084	35,882	108,966
Residential mortgage	51,083	22,510	73,593	58,107	26,795	84,902	53,175	24,830	78,005	57,920	26,173	84,093
Residential construction	54,505	78,231	132,736	79,321	73,206	152,527	88,375	74,444	162,819	147,326	74,220	221,546
Consumer installment	1,594	—	1,594	1,743	—	1,743	1,655	—	1,655	2,472	—	2,472

Total NPAs	$179,094	$142,208	$321,302	$217,766	$129,964	$347,730	$224,335	$123,910	$348,245	$280,802	$136,275	$417,077

BY MARKET
North Georgia	$83,551	$66,211	$149,762	$92,295	$67,439	$159,734	$102,198	$60,597	$162,795	$109,280	$63,128	$172,408
Atlanta MSA	48,289	41,154	89,443	65,304	32,785	98,089	74,031	30,605	104,636	81,914	36,951	118,865
North Carolina	25,832	11,553	37,385	31,545	11,559	43,104	22,776	11,473	34,249	31,353	8,588	39,941
Coastal Georgia	11,145	11,901	23,046	10,611	10,951	21,562	8,341	16,548	24,889	33,438	21,871	55,309
Gainesville MSA	5,171	9,273	14,444	11,905	5,685	17,590	10,730	2,750	13,480	17,058	3,192	20,250
East Tennessee	5,106	2,116	7,222	6,106	1,545	7,651	6,259	1,937	8,196	7,759	2,545	10,304

Total NPAs	$179,094	$142,208	$321,302	$217,766	$129,964	$347,730	$224,335	$123,910	$348,245	$280,802	$136,275	$417,077

(1)	Excludes non-performing loans and foreclosed properties covered by the loss-sharing agreement with the FDIC, related to the acquisition of Southern Community Bank.

In April 2011, United sold nonperforming loans in the Bulk Loan Sale with a carrying amount of $101 million and performing substandard loans with a carrying amount of $166 million. At March 31, 2011, the loans were written down to the expected proceeds from the sale and transferred to the held for sale category and therefore were not included in the table above at the end of the first quarter. Nonperforming assets in the residential construction category were $38.4 million at December 31, 2011, compared to $133 million at December 31, 2010, a decrease of $94.4 million, or 71%. Commercial nonperforming assets decreased from $113 million at December 31, 2010 to $91.7 million at December 31, 2011. Residential mortgage nonperforming assets of $29.3 million decreased $44.3 million from December 31, 2010. While United experienced a reduction in nonperforming assets across all markets, the execution of the Problem Asset Disposition Plan, which included the Bulk Loan Sale and the write down of foreclosed properties, contributed to a decline in the north Georgia and Atlanta MSA markets, where nonperforming asset levels had been particularly elevated.

The following table summarizes activity in nonperforming assets by year.

Table 15—Activity in Nonperforming Assets by Quarter

(in thousands)

	2011 (1)(3)			2010 (1)			2009 (1)
	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total
	Loans	Properties	NPAs	Loans	Properties	NPAs	Loans	Properties	NPAs
Beginning Balance	$179,094	$142,208	$321,302	$264,092	$120,770	$384,862	$190,723	$59,768	$250,491
Loans placed on non-accrual (2)	239,681	—	239,681	494,843	—	494,843	710,172	—	710,172
Payments received	(17,131)	—	(17,131)	(36,641)	—	(36,641)	(83,907)	—	(83,907)
Loan charge-offs	(122,949)	—	(122,949)	(222,150)	—	(222,150)	(285,237)	—	(285,237)
Foreclosures	(65,732)	65,732	—	(237,503)	237,503	—	(239,766)	239,766	—
Capitalized costs	—	1,249	1,249	—	1,396	1,396	—	4,336	4,336
Note / property sales	(11,400)	(107,924)	(119,324)	(83,547)	(168,135)	(251,682)	(27,893)	(165,219)	(193,112)
Loans transferred to held for sale	(74,084)	—	(74,084)	—	—	—	—	—	—
Write downs	—	(57,368)	(57,368)	—	(25,755)	(25,755)	—	(9,004)	(9,004)
Net losses on sales	—	(11,038)	(11,038)	—	(23,571)	(23,571)	—	(8,877)	(8,877)

Ending Balance	$127,479	$32,859	$160,338	$179,094	$142,208	$321,302	$264,092	$120,770	$384,862

(1)	Excludes non-performing loans and foreclosed properties covered by the loss-sharing agreement with the FDIC, related to the acquisition of SCB.

(2)	Includes $76.6 million from United’s largest loan relationship that was placed on nonaccrual in the third quarter of 2011.

(3)

The NPA activity shown for 2011 is presented with all activity related to loans transferred to the held for sale classification on one line as if those loans were transferred to held for sale at the beginning of the period. During the first quarter of 2011, $27.1 million in loans transferred to held for sale were placed on nonaccrual, $1.1 million in payments were received on nonaccrual loans transferred to held for sale and $66.6 million in charge-offs were recorded on nonaccrual loans transferred to held for sale to write them down to the expected proceeds from the sale.

Foreclosed property is initially recorded at fair value, less estimated costs to sell. If the fair value, less estimated costs to sell at the time of foreclosure, is less than the loan balance, the deficiency is charged against the allowance for loan losses. If the lesser of fair value, less estimated costs to sell or the listed selling price, less the cost to sell, of the foreclosed property decreases during the holding period, a valuation allowance is established with a charge to foreclosed property expense. When the foreclosed property is sold, a gain or loss is recognized on the sale for the difference between the sales proceeds and the carrying amount of the property. Financed sales of foreclosed property are accounted for in accordance with ASC 360-20, Real Estate Sales. In 2011, 2010 and 2009, United transferred $65.7 million, $238 million and $240 million, respectively, of loans into foreclosed property. During 2011 and 2010, proceeds from sales of foreclosed properties were $108 million and $168 million, respectively, which includes $21.1 million and $56.9 million, respectively, of sales that were financed by United. During the first quarter of 2011, United recorded $48.6 million in write-downs on foreclosed properties in order to expedite sales in the following quarters.

Investment Securities

The composition of the investment securities portfolio reflects United’s investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of revenue. The investment securities portfolio also provides a balance to interest rate risk and credit risk in other categories of the balance sheet, while providing a vehicle for the investment of available funds, furnishing liquidity, and supplying securities to pledge as required collateral for certain deposits and borrowings, including repurchase agreements. Total investment securities at December 31, 2011 increased $630 million from a year ago. The increase in the securities portfolio was a result of a buildup of liquidity resulting partially from strong core deposit growth with little loan demand to invest the proceeds and the proceeds from the capital transaction that closed in the first quarter and the Bulk Loan Sale that closed in the second quarter. In addition, United had sought to maintain above normal amounts of liquidity due to the uncertain economy. United invested the proceeds from deposits in floating rate mortgage-backed securities. United chose floating rate securities because they have less market risk in the event rates begin to rise.

During the second quarter of 2010, United transferred securities available for sale with a fair value of $315 million to held to maturity. The transferred securities are those that United has the ability and positive intent to hold until maturity. Generally, the transferred securities had longer durations and were more susceptible to market price volatility due to changes in interest rates. At December 31, 2011 and December 31, 2010, United had securities held to maturity with a carrying value of $330 million and $266 million, respectively, and securities available for sale totaling $1.79 billion and $1.22 billion, respectively. At December 31, 2011 and 2010, the securities portfolio represented approximately 30% and 20% of total assets, respectively. At December 31, 2011, the effective duration of the investment portfolio based on expected maturities was 1.95 years compared with 3.02 years at December 31, 2010.

The following table shows the carrying value of United’s securities.

Table 16—Carrying Value of Investment Securities

As of December 31,

(in thousands)

	September 30,	September 30,	September 30,
	December 31, 2011
	Available for Sale	Held to Maturity	Total Securities
U.S. Government agencies	$43,750	$5,000	$48,750
State and political subdivisions	26,339	51,903	78,242
Mortgage-backed securities	1,609,909	273,300	1,883,209
Corporate bonds	107,678	—	107,678
Other	2,371	—	2,371

Total securities	$1,790,047	$330,203	$2,120,250

	September 30,	September 30,	September 30,
	December 31, 2010
	Available for Sale	Held to Maturity	Total Securities
U.S. Government agencies	$98,480	$11,939	$110,419
State and political subdivisions	28,442	47,007	75,449
Mortgage-backed securities	991,008	206,861	1,197,869
Corporate bonds	104,035	—	104,035
Other	2,452	—	2,452

Total securities	$1,224,417	$265,807	$1,490,224

	September 30,	September 30,	September 30,
	December 31, 2009
	Available for Sale	Held to Maturity	Total Securities
U.S. Government agencies	$246,466	$—	$246,466
State and political subdivisions	63,293	—	63,293
Mortgage-backed securities	1,197,222	—	1,197,222
Corporate bonds	20,801	—	20,801
Other	2,265	—	2,265

Total securities	$1,530,047	$—	$1,530,047

The investment securities portfolio primarily consists of U.S. Government sponsored agency mortgage-backed securities, non-agency mortgage-backed securities, U.S. Government agency securities, corporate bonds and municipal securities. Mortgage-backed securities rely on the underlying pools of mortgage loans to provide a cash flow of principal and interest. The actual maturities of these securities will differ from the contractual maturities because the loans underlying the security can prepay. Decreases in interest rates will generally cause an acceleration of prepayment levels. In a declining interest rate environment, United may not be able to reinvest the proceeds from these prepayments in assets that have comparable yields. In a rising rate environment, the opposite occurs and prepayments tend to slow and the weighted average life extends. This is referred to as extension risk, which can lead to lower levels of liquidity due to the delay of cash receipts, and can result in the holding of a below market yielding asset for a longer period of time.

At December 31, 2011, United had 89% of its total investment securities portfolio in mortgage backed securities, compared with 80% at December 31, 2010. Due to a lack of loan demand, United continued to purchase mortgage-backed securities in order to obtain a favorable yield with low risk. In 2010, United reinvested the proceeds of maturing fixed-rate mortgage-backed securities in floating-rate collateralized mortgage obligations in order to avoid exposure to significant extension risk. United did not have securities of any issuer in excess of 10% of equity at year-end 2011 or 2010, excluding U.S. Government issues. Approximately 1% of the securities portfolio is rated below “A” or unrated and 90% is rated “Aaa”. See Note 5 to the consolidated financial statements for further discussion of investment portfolio and related fair value and maturity information.

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

Deposits

United initiated several programs beginning in early 2009 to improve core earnings by growing customer transaction deposit accounts and lowering overall pricing on deposit balances to improve its net interest margin and to increase net interest revenue. The programs were successful in increasing core transaction deposit accounts and reducing more costly time deposit balances, as United’s funding needs decreased due to lower loan demand. United has continued to pursue customer transaction deposits by stressing its high customer satisfaction scores.

Total average deposits for 2011 were $6.28 billion, a decrease of $98 million, or 2%, from 2010. Average non-interest bearing demand deposit accounts increased $146 million, or 19%, due to the success of core deposit programs. Also impacted by the programs were NOW, money market and savings accounts of $2.54 billion on average for 2011, which increased $212 million, or 9%, from 2010.

At December 31, 2011, total deposits were $6.10 billion compared with $6.47 billion at the end of 2010, a decrease of $371 million, or 6%. Average time deposits for 2011, including brokered time deposits, were $2.82 billion, down from $3.28 billion in 2010. United continued to offer low rates on certificates of deposit, allowing the balances to decline as United’s funding needs declined due to weak loan demand. Additional liquidity also allowed United to reduce brokered deposits, which totaled $179 million at December 31, 2011, compared with $677 million at December 31, 2010.

The following table sets forth the scheduled maturities of time deposits of $100,000 and greater and brokered time deposits.

Table 17—Maturities of Time Deposits of $100,000 and Greater and Brokered Deposits

As of December 31, 2011 and 2010

(in thousands)

	September 30,	September 30,
	2011	2010
$100,000 and greater:
Three months or less	$180,847	$227,358
Three to six months	142,720	175,870
Six to twelve months	276,741	361,580
Over one year	246,844	237,551

Total	$847,152	$1,002,359

Brokered deposits:
Three months or less	$59,594	$17,314
Three to six months	40,232	154,367
Six to twelve months	64,071	137,348
Over one year	14,750	367,743

Total	$178,647	$676,772

Wholesale Funding

The Bank is a shareholder in the Federal Home Loan Bank (“FHLB”) of Atlanta. Through this affiliation, FHLB secured advances totaled $40.6 million and $55.1 million at December 31, 2011 and 2010, respectively. United anticipates continued use of this short and long-term source of funds. FHLB advances outstanding at December 31, 2011 had fixed interest rates ranging up to 4.49%. During the second quarter of 2011 and the third quarter of 2010, United prepaid $14.5 million and $50 million, respectively, of fixed-rate advances and incurred prepayment charges of $791,000 and $2.23 million, respectively. United will prepay advances from time to time as funding needs change. Additional information regarding FHLB advances, including scheduled maturities, is provided in Note 11 to the consolidated financial statements.

At December 31, 2011, United had $103 million in repurchase agreements reported as Federal funds purchased, repurchase agreements, and other short-term borrowings in the consolidated balance sheet, compared to $101 million outstanding at December 31, 2010. United takes advantage of these additional sources of liquidity when rates are favorable compared to other forms of short-term borrowings, such as FHLB advances and brokered deposits.

Liquidity Management

The objective of liquidity management is to ensure that sufficient funding is available, at reasonable cost, to meet ongoing operational cash needs and to take advantage of revenue producing opportunities as they arise. While the desired level of liquidity will vary depending on a number of factors, it is the primary goal of United to maintain a sufficient level of liquidity in all expected economic environments. United’s liquidity policy requires contingent liquidity reserves to cover expected funding needs for a period of twelve months. Liquidity is defined as the ability of a bank to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management involves maintaining United’s ability to meet the daily cash flow requirements of the Bank’s customers, both depositors and borrowers. In addition, because United is a separate entity and apart from the Bank, it must provide for its own liquidity. United is responsible for the payment of dividends declared for its common and preferred shareholders, and interest and principal on any outstanding debt or trust preferred securities.

Because substantially all of United’s liquidity is obtained from subsidiary service fees and dividends from the Bank, which are limited by applicable law and the Bank MOU, United currently has limited internal capital resources to meet these obligations. United has not received a dividend from the Bank since 2008 and does not anticipate receiving dividends from the Bank until 2013. United deferred the payment of interest on our trust preferred securities and dividends on our preferred stock during the first quarter of 2011. As a result of such deferrals, United could not pay dividends on any of common or preferred stock or trust preferred securities until all accrued and unpaid amounts under the deferred securities had been paid. Effective April 15, 2011, United received approval to make payments for currently payable and previously deferred dividends and interest on its preferred stock and trust preferred securities. Since then, United has continued to receive quarterly approvals of all payments, including the fourth quarter of 2011 and first quarter of 2012. Additionally, the Holding Company MOU requires, among other things, that United ensures that the Bank functions in a safe and sound manner. United believes it is in compliance with all requirements of the Holding Company MOU and the Bank MOU.

The primary objectives of asset/liability management are to provide for adequate liquidity in order to meet the needs of customers and to maintain an optimal balance between interest-sensitive assets and interest-sensitive liabilities, to optimize interest revenue. Daily monitoring of the sources and uses of funds is necessary to maintain a position that meets both requirements.

The asset portion of the balance sheet provides liquidity primarily through loan sales and repayments and the maturities and sales of securities, as well as the ability to use these as collateral for borrowings on a secured basis. We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity. Mortgage loans held for sale totaled $23.9 million at December 31, 2011, and typically turn over every 45 days as closed loans are sold to investors in the secondary market. In addition, at December 31, 2011, United held $888 million in excess liquidity, including $140 million in cash equivalent balances, primarily balances in excess of reserve requirements at the Federal Reserve Bank and $563 million in floating rate securities.

The liability section of the balance sheet provides liquidity primarily through interest-bearing and noninterest-bearing deposit accounts. Federal funds purchased, FHLB advances, brokered deposits, Federal Reserve short-term borrowings and securities sold under agreements to repurchase are additional sources of liquidity and represent United’s incremental borrowing capacity. These sources of liquidity are generally short-term in nature are used as necessary to fund asset growth and meet other short-term liquidity needs.

The table below presents a summary of United’s short-term borrowings over the last three years.

Table 18—Short-Term Borrowings

As of December 31,

(in thousands)

	September 30,	September 30,	September 30,	September 30,	September 30,
	Period-end balance	Period end weighted- average interest rate	Maximum outstanding at any month- end	Average amounts outstanding during the year	Weighted- average rate for the year
December 31, 2011
Federal funds purchased	$—	—%	$—	$137	.39%
Repurchase agreements	102,577	4.12	103,666	102,590	4.14

	$102,577			$102,727

December 31, 2010
Federal funds purchased	$—	—%	$—	$489	.36%
Repurchase agreements	101,067	4.12	104,127	102,990	4.11

	$101,067			$103,479

December 31, 2009
Federal funds purchased	$—	—%	$58,000	$33,439	.29%
Repurchase agreements	101,389	4.12	102,665	101,725	2.59
Other	—	—	175,000	42,425	.25

	$101,389			$177,589

Substantially all of the parent company’s liquidity is obtained from subsidiary service fees and dividends from the Bank, which is limited by applicable law.

At December 31, 2010, United had sufficient qualifying collateral to increase FHLB advances by $1.06 billion and Federal Reserve discount window capacity of $453 million. United’s internal policy limits brokered deposits to 25% of total assets. At December 31, 2011, United had the capacity to increase brokered deposits by $1.57 billion, subject to certain regulatory approvals, and still remain within this limit. In addition to these wholesale sources, United has the ability to attract retail deposits at any time by competing more aggressively on pricing. The following table shows United’s contractual obligations and other commitments.

Table 19—Contractual Obligations and Other Commitments

As of December 31, 2011

(in thousands)

	September 30,	September 30,	September 30,	September 30,	September 30,
	Maturity By Years
	Total	1 or Less	1 to 3	3 to 5	Over 5
Contractual Cash Obligations
FHLB advances	$40,625	$10,500	$30,000	$125	$—
Long-term debt	120,225	30,500	—	35,000	54,725
Operating leases	9,124	2,930	3,245	849	2,100

Total contractual cash obligations	$169,974	$43,930	$33,245	$35,974	$56,825

Other Commitments
Lines of credit	$415,093	$188,176	$69,022	$13,860	$144,035
Commercial letters of credit	15,888	13,591	2,297	—	—
Uncertain tax positions	6,315	1,816	1,640	585	2,274

Total other commitments	$437,296	$203,583	$72,959	$14,445	$146,309

As disclosed in United’s consolidated statement of cash flows, net cash provided by operating activities was $185 million for the year ended December 31, 2011. The net loss of $227 million for the year included non-cash expenses for provision for loan losses of $251 million, and losses and write downs on foreclosed property of $68.4 million. Other assets decreased $27.2 million and funds collected from the FDIC under loss sharing agreements were $33.6 million, providing another source of cash flows from operating activities. Net cash used in investing activities of $398 million consisted primarily of $1.33 billion of purchases of securities and purchases of premises and equipment of $7.21 million, that were offset by proceeds from sales of securities of $128 million, maturities and calls of investment securities of $570 million, net proceeds from sales of other real estate of $86.8 million, proceeds from notes sales of $99.3 million, and a net decrease in loans of $53 million. The $59.0 million of net cash used in financing activities consisted primarily of proceeds of $362 million from the issuance of common and preferred stock offset by a net decrease in deposits of $371 million. United also paid $15.3 million to settle FHLB advances and repaid $30.0 million in long-term debt. In the opinion of management, United’s liquidity position at December 31, 2011 was sufficient to meet its expected cash flow requirements.

The following table presents the contractual maturity of investment securities by maturity date and average yields based on amortized cost (for all obligations on a fully taxable basis). The composition and maturity/repricing distribution of the securities portfolio is subject to change depending on rate sensitivity, capital and liquidity needs.

Table 20—Expected Maturity of Available for Sale and Held to Maturity Investment Securities

As of December 31, 2010

(in thousands)

	September 30,	September 30,	September 30,	September 30,	September 30,
	Maturity By Years
	1 or Less	1 to 5	5 to 10	Over 10	Total
Available for Sale
U.S. Government agencies	$—	$—	$35,120	$8,630	$43,750
State and political subdivisions	4,481	15,080	5,872	906	26,339
Corporate bonds	—	16,596	90,782	300	107,678
Other securities (1)	52,251	1,372,363	134,619	53,047	1,612,280

Total securities available for sale	$56,732	$1,404,039	$266,393	$62,883	$1,790,047

Weighted average yield (2)	5.29%	2.41%	3.59%	3.43%	2.71%

Held to Maturity
U.S. Government agencies	$—	$—	$—	$5,000	$5,000
State and political subdivisions	—	4,817	20,978	26,108	51,903
Corporate bonds	—	—	—	—	—
Other securities (1)	—	198,433	64,677	10,190	273,300

Total securities available for sale	$—	$203,250	$85,655	$41,298	$330,203

Weighted average yield (2)	—%	3.52%	3.82%	4.64%	3.73%

Combined Portfolio
U.S. Government agencies	$—	$—	$35,120	$13,630	$48,750
State and political subdivisions	4,481	19,897	26,850	27,014	78,242
Corporate bonds	—	16,596	90,782	300	107,678
Other securities (1)	52,251	1,570,796	199,296	63,237	1,885,580

Total securities available for sale	$56,732	$1,607,289	$352,048	$104,181	$2,120,250

Weighted average yield (2)	5.29%	2.56%	3.64%	3.95%	2.87%

(1)	Includes mortgage-backed securities

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

The exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit, letters of credit and financial guarantees is represented by the contractual amount of these instruments. United uses the same credit underwriting procedures for making commitments, letters of credit and financial guarantees, as for underwriting on-balance sheet instruments. United evaluates each customer’s creditworthiness on a case-by-case basis and the amount of the collateral, if deemed necessary, is based on the credit evaluation. Collateral held varies, but may include unimproved and improved real estate, certificates of deposit, personal property or other acceptable collateral.

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

At December 31, 2011, United had $60 million in offsetting repurchase agreements / reverse repurchase agreements that were netted in the consolidated balance sheet. United enters into these collateral swap arrangements from time to time as a source of additional revenue.

Capital Resources and Dividends

Shareholders’ equity at December 31, 2011 was $575 million, an increase of $107 million from December 31, 2010. Accumulated other comprehensive income, which includes unrealized gains and losses on securities available for sale and the unrealized gains and losses on derivatives qualifying as cash flow hedges, is excluded in the calculation of regulatory capital adequacy ratios. Excluding the change in the accumulated other comprehensive income, shareholders’ equity increased $131 million, or 29%, from December 31, 2010.

During the first quarter of 2011, United closed the Private Placement. Pursuant to the Private Placement, the investors purchased and United issued $33.0 million of the Company’s existing common stock, consisting of 3,467,699 shares, for $9.50 per share and issued $347 million in preferred stock consisting of $196 million of Series F Preferred Stock, and $151 million of Series G Preferred Stock. Under the terms of the Private Placement Agreement and following receipt of required shareholder approvals, which were received on June 16, 2011 at United’s annual shareholders’ meeting, the Series F Preferred Stock converted into 20,618,156 shares of voting common stock and the Series G Preferred Stock converted into 15,914,209 shares of non-voting common stock. Following such conversion, the investors owned an aggregate of 24,085,855 shares of common stock and 15,914,209 shares of non-voting common stock. The Private Placement resulted in an increase to shareholders’ equity of $362 million, net of transaction costs.

On February 22, 2011, United entered into the Share Exchange Agreement with the Elm Ridge Parties. Under the Share Exchange Agreement, the Elm Ridge Parties agreed to transfer to the Company 1,551,126 shares of the Company’s common stock in exchange for 16,613 Series D Preferred Shares and warrants to purchase 1,551,126 common shares.

United accrued $11.8 million in dividends, including accretion of discounts, on Series A, Series B and Series D preferred stock in 2011. United accrued $10.3 million in dividends, including discount accretion, on Series A and Series B preferred stock, for the year ended December 31, 2010.

During the second quarter of 2010, United recorded a $39.8 million increase to capital surplus as the result of the issuance of equity instruments to Fletcher International in conjunction with the sale of nonperforming assets.

In November 2011, United entered into an informal memorandum of understanding with the Federal Reserve Bank of Atlanta and the Georgia Department of Banking and Finance that superseded the board resolution previously requested by the Federal Reserve. The Holding Company MOU provides, similar to the superseded resolution, that United may not incur additional indebtedness, pay cash dividends, make payments on our trust preferred securities or subordinated indebtedness or repurchase outstanding stock without prior approval of the Federal Reserve. We were not given permission to pay interest on our trust preferred securities and dividends on our preferred stock during the first quarter of 2011. Effective April 15, 2011, United received approval to make payments for currently payable and previously deferred dividends and interest on its preferred stock and trust preferred securities. Since then, United has continued to receive quarterly approvals of all payments. Additionally, the Holding Company MOU requires, among other things, that United ensures that the Bank functions in a safe and sound manner. United believes it is in compliance with all requirements of the Holding Company MOU.

The Bank is currently subject to an informal memorandum of understanding with the Federal Deposit Insurance Corporation and the Georgia Department of Banking and Finance. The Bank MOU requires, among other things, that the Bank maintain its Tier 1 leverage ratio at not less than 8% and its total risk-based capital ratio at not less than 10% during the life of the Bank MOU. Additionally, the Bank MOU requires, among other things, that prior to declaring or paying any cash dividends to United, the Bank must obtain the written consent of its regulators. The Bank believes it is in compliance with all requirements of the Bank MOU.

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

Tier 1 Capital consists of shareholders’ equity, excluding accumulated other comprehensive income, intangible assets (goodwill and deposit-based intangibles), and disallowed deferred tax assets, plus qualifying capital securities. United’s Tier 1 capital totaled $619 million at December 31, 2011. Tier 2 capital components include supplemental capital such as the qualifying portion of the allowance for loan losses and qualifying subordinated debt. Tier 1 capital plus Tier 2 capital is referred to as Total risk-based capital and was $697 million at December 31, 2011. The ratios, as calculated under the guidelines, were 13.69% and 15.41% for Tier 1 and Total risk-based capital, respectively, at December 31, 2011.

A minimum leverage ratio is required in addition to the risk-based capital standards and is defined as Tier 1 capital divided by average assets adjusted for goodwill and deposit-based intangibles. Although a minimum leverage ratio of 3% is required, the Federal Reserve Board requires a bank holding company to maintain a leverage ratio of greater than 4% if it is experiencing or anticipating significant growth or is operating with less than well-diversified risks in the opinion of the Federal Reserve Board. The Federal Reserve Board uses the leverage and risk-based capital ratios to assess capital adequacy of banks and bank holding companies.

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

United has outstanding junior subordinated debentures related to trust preferred securities totaling $54.7 million at December 31, 2011. The related trust preferred securities of $53.1 million (excluding common securities) qualify as Tier 1 capital under risk-based capital guidelines provided that total trust preferred securities do not exceed certain quantitative limits. At December 31, 2011, all of United’s trust preferred securities qualified as Tier 1 capital. Further information on United’s trust preferred securities is provided in Note 13 to the consolidated financial statements.

United has subordinated debentures outstanding that qualify as Tier 2 capital under the risk-based capital guidelines. The securities begin to lose their Tier 2 capital treatment as they approach maturity, losing 20% per year in each of the five years prior to maturity. Of the $65.5 million in subordinated debt that United had outstanding at December 31, 2011, $21.0 million qualified as Tier 2 capital under risk based capital guidelines.

The following table shows United’s capital ratios, as calculated under regulatory guidelines, at December 31, 2011 and 2010:

Table 21—Capital Ratios

(dollars in thousands)

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Regulatory Guidelines		United Community Banks, Inc. (Consolidated)		United Community Bank
		Well	As of December 31,		As of December 31,
	Minimum	Capitalized	2011	2010	2011	2010
Risk-based ratios:
Tier 1 capital	4.0%	6.0%	13.69%	9.81%	13.60%	10.85%
Total capital	8.0	10.0	15.41	12.25	14.87	12.61
Leverage ratio	3.0	5.0	8.83	6.76	8.78	7.45
Tier 1 capital			$618,695	$489,279	$614,532	$540,183
Total capital			696,881	611,098	671,718	627,829

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

United’s net interest revenue, and the fair value of its financial instruments, are influenced by changes in the level of interest rates. United manages its exposure to fluctuations in interest rates through policies established by the ALCO. ALCO meets monthly and has responsibility for approving asset/liability management policies, formulating and implementing strategies to improve balance sheet positioning and/or earnings and reviewing United’s interest rate sensitivity.

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

United’s policy is based on the 12-month impact on net interest revenue of interest rate ramps that increase 200 basis points and decrease 200 basis points from the base scenario. In the ramp scenarios, rates change 25 basis points per month over the initial eight months. The policy limits the change in net interest revenue over the next 12 months to a 10% decrease in either scenario. The policy ramp and base scenarios assume a static balance sheet. Historically low rates on December 31, 2011 and 2010 made use of the down 200 basis point scenario problematic. At December 31, 2011 United’s simulation model indicated that a 200 basis point increase in rates would cause an approximate .74% increase in net interest revenue over the next twelve months and a 25 basis point decrease in rates would cause an approximate .04% decrease in net interest revenue over the next twelve months. At December 31, 2010, United’s simulation model indicated that a 200 basis point increase in rates over the next twelve months would cause an approximate .08% increase in net interest revenue and a 25 basis point decrease in rates over the next twelve months would cause an approximate .29% increase in net interest revenue.

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

United’s derivative financial instruments are classified as either cash flow or fair value hedges. The change in fair value of cash flow hedges is recognized in other comprehensive income. Fair value hedges recognize currently in earnings both the effect of the change in the fair value of the derivative financial instrument and the offsetting effect of the change in fair value of the hedged asset or liability associated with the particular risk of that asset or liability being hedged. The following table presents United’s outstanding derivative positions at December 31, 2011.

Table 22—Derivative Financial Instruments

As of December 31, 2011 (dollars in thousands)

	September 30,	September 30,	September 30,	September 30,
Type/Maturity	Notional Amount	Rate Received / Floor Rate	Rate Paid	Fair Value
Fair Value Hedges:
LIBOR Swaps (Brokered CDs)
November 10, 2031 (1)	$15,000	5.00%	(.15)%	$(422)

(1)

Receive rate is fixed at 5.00% to November 10, 2012, then 4 * ((10-year Constant Maturity Swap rate—2-year Constant Maturity Swap rate)—50 basis points), capped at 5.00% and floored at 0.00%. Pay rate is 90 day LIBOR minus 60 basis points which results in a negative pay rate when 90 day LIBOR falls below 60 basis points. Swap is callable on November 10, 2012 and quarterly thereafter on the 10th with 15 calendar days notice.

From time to time, United will terminate swap or floor positions when conditions change and the position is no longer necessary to manage United’s overall sensitivity to changes in interest rates. In those situations where the terminated swap or floor was in an effective hedging relationship at the time of termination and the hedging relationship is expected to remain effective throughout the original term of the swap or floor, the resulting gain or loss is amortized over the remaining life of the original contract. For swap contracts, the gain or loss is amortized over the remaining original contract term using the straight line method of amortization. For floor contracts, the gain or loss is amortized over the remaining original contract term based on the original floorlet schedule. At December 31, 2011, United had $4.62 million in gains from terminated derivative positions included in other comprehensive income that will be amortized into earnings over their remaining original contract terms. Approximately $3.59 million is expected to be reclassified into interest revenue over the next twelve months.

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

A material weakness in internal control over financial reporting may exist if there is a deficiency, or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of a company’s financial statement will not be prevented or detected on a timely basis by the Company’s internal controls. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to interpretations, judgments and breakdowns of controls resulting from human failures and/or differences of opinions. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, the risk.

We assessed the effectiveness of the internal control over financial reporting as of December 31, 2011. In conducting such assessment, we used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, management, including our Chief Executive Officer and Chief Financial Officer, concluded that United’s internal control over financial reporting was not effective as of December 31, 2011 because we did not have adequate controls in place to enable management to sufficiently analyze, evaluate and validate the positive and negative objective evidence supporting the valuation of our deferred tax assets to ensure the preferred accounting treatment with respect to such assets. As a result, our application of ASC 740, Accounting for Income Taxes, was incorrect as of December 31, 2010 and as of the end of the first three quarters of 2011 (but not as of December 31, 2011), resulting in the misstatement of United’s prior period consolidated financial statements as of such dates. That deficiency was a material weakness in United’s internal control over financial reporting as of December 31, 2011 because it had not yet been remediated as of that date.

We recognize the importance of processes and procedures to ensure the timely, prudent and comprehensive analysis and assessment of valuation allowance issues with respect to our deferred tax assets in accordance with ASC 740, Accounting for Income Taxes, and we are committed to a strong internal control environment that includes such analysis and assessment. Therefore, to address the above material weakness that existed as of December 31, 2011, and to improve United’s internal control over financial reporting in the area of accounting for income taxes (including, but not limited to, the implications of United’s deferred tax assets), we have taken the following remediation measures:

•

On February 10, 2012, United filed an amended Annual Report on Form 10-K for the year ended December 31, 2010 and amended Quarterly Reports on Form 10-Q for the first three quarters of 2011 to reflect its decision to establish a full deferred tax valuation allowance as of December 31, 2010, to restate its financial statements for those reporting periods and to revise the related disclosures in such reports. United took into account the factors leading to that decision and those restatements in finalizing its fourth quarter 2011 financial statements and the related disclosures contained in this report.

•

United has developed additional procedures with respect to accounting for income taxes to address situations when United must exercise judgment on a material accounting issue for which there are a significant number of reporting companies that have reached a judgment that differs from United’s proposed judgment on the same issue.

•

United has implemented these additional procedures and enhanced its internal controls with respect to the preparation of tax calculations, including the evaluation and validation of underlying supporting data, by introducing an additional level of review and analysis, when required, by an independent third party with specific and well-established expertise in accounting for income taxes by financial institutions.

Through these measures, management, including our Chief Executive Officer and Chief Financial Officer, believes it has appropriately addressed the material weakness in United’s prior internal control over financial reporting described above, and that United’s internal control over financial reporting is effective as of the date of the filing of this report.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and shareholders

United Community Banks, Inc.

Blairsville, Georgia

We have audited the accompanying consolidated balance sheets of United Community Banks, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011. We have also audited the Company’s internal controls over financial reporting as of December 31, 2011, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected in a timely basis. The following material weakness has been identified and included in management’s assessment. As of December 31, 2011, the Company did not maintain effective control over its accounting for income taxes. Specifically, the Company did not have effective controls designed and in place to ensure valuation of the net deferred tax asset was in accordance with generally accepted accounting principles. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2011 consolidated financial statements.

235 Peachtree Street NE | Suite 1800 | Atlanta, Georgia 30303 | Phone 404.588.4200 | Fax 404.588.4222

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Community Banks, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, United Community Banks, Inc. has not maintained effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Management has asserted in the accompanying Management’s Report on Internal Controls Over Financial Reporting, that the material weakness in internal control over financial reporting identified above no longer exists as of March 13, 2012 because of certain control enhancements.

We were not engaged to and did not conduct an audit of internal controls over financial reporting as of March 13, 2012, the objective of which would be the expression of an opinion on the effectiveness of internal control over financial reporting. Accordingly, we do not express such an opinion. This means that we have not applied auditing procedures sufficient to reach conclusions about the effectiveness of any controls of the Company as of any date after December 31, 2011. Accordingly, we do not express an opinion that any controls operated effectively after December 31, 2011.

Atlanta, Georgia

March 13, 2012

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Consolidated Statement of Operations

For the Years Ended December 31, 2011, 2010 and 2009

(in thousands, except per share data)

	September 30,	September 30,	September 30,
	2011	2010	2009
Interest revenue:
Loans, including fees	$239,056	$277,904	$322,509
Investment securities:
Taxable	55,251	58,821	76,048
Tax exempt	1,009	1,137	1,322
Federal funds sold, commercial paper, reverse repurchase agreements and deposits in banks	2,321	3,260	2,950

Total interest revenue	297,637	341,122	402,829

Interest expense:
Deposits:
NOW	3,998	6,966	11,023
Money market	5,456	7,552	9,545
Savings	234	331	483
Time	39,151	66,883	120,326

Total deposit interest expense	48,839	81,732	141,377
Federal funds purchased, repurchase agreements and other short-term borrowings	4,250	4,235	2,842
Federal Home Loan Bank advances	2,042	3,355	4,622
Long-term debt	10,544	10,749	10,893

Total interest expense	65,675	100,071	159,734

Net interest revenue	231,962	241,051	243,095
Provision for loan losses	251,000	223,000	310,000

Net interest revenue after provision for loan losses	(19,038)	18,051	(66,905)

Fee revenue:
Service charges and fees	29,110	30,127	30,986
Mortgage loan and other related fees	5,419	7,019	8,959
Brokerage fees	2,986	2,662	2,085
Securities gains, net	842	2,552	2,756
Losses on prepayment of borrowings	(791)	(2,233)	—
Gain from acquisition	—	—	11,390
Other	12,342	8,421	6,178

Total fee revenue	49,908	48,548	62,354

Total revenue	30,870	66,599	(4,551)

Operating expenses:
Salaries and employee benefits	100,095	96,618	101,568
Communications and equipment	13,135	13,781	14,676
Occupancy	15,645	15,394	15,653
Advertising and public relations	4,291	4,625	3,950
Postage, printing and supplies	4,256	4,072	5,040
Professional fees	9,727	9,254	11,480
Foreclosed property	78,905	65,707	32,365
FDIC assessments and other regulatory charges	14,259	13,747	16,004
Amortization of intangibles	3,016	3,160	3,104
Goodwill impairment	—	210,590	95,000
Loss on sale of nonperforming assets	—	45,349	—
Severance costs	—	—	2,898
Other	18,270	16,594	13,210

Total operating expenses	261,599	498,891	314,948

Loss from continuing operations before income taxes	(230,729)	(432,292)	(319,499)
Income tax (benefit) expense	(3,983)	71,217	(90,659)

Net loss from continuing operations	(226,746)	(503,509)	(228,840)
(Loss) income from discontinued operations, net of income taxes	—	(101)	513
Gain from sale of subsidiary, net of income taxes and selling costs	—	1,266	—

Net loss	(226,746)	(502,344)	(228,327)
Preferred stock dividends	11,838	10,316	10,242

Net loss available to common shareholders	$(238,584)	$(512,660)	$(238,569)

Loss from continuing operations per common share—basic / diluted	$(5.97)	$(27.15)	$(19.80)
Loss per common share—basic / diluted	(5.97)	(27.09)	(19.76)
Weighted average common shares outstanding—basic / diluted	39,943	18,925	12,075

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Consolidated Balance Sheet

As of December 31, 2011 and 2010

(in thousands, except share data)

	September 30,	September 30,
	2011	2010
Assets
Cash and due from banks	$53,807	$95,994
Interest-bearing deposits in banks	139,609	111,901
Federal funds sold, commercial paper, reverse repurchase agreements and short-term investments	185,000	441,562

Cash and cash equivalents	378,416	649,457

Securities available for sale	1,790,047	1,224,417
Securities held to maturity (fair value $343,531 and $ 267,988)	330,203	265,807
Mortgage loans held for sale	23,881	35,908
Loans, net of unearned income	4,109,614	4,604,126
Less allowance for loan losses	114,468	174,695

Loans, net	3,995,146	4,429,431
Assets covered by loss sharing agreements with the FDIC	78,145	131,887
Premises and equipment, net	175,088	178,239
Accrued interest receivable	20,693	24,299
Goodwill and other intangible assets	8,428	11,446
Foreclosed property	32,859	142,208
Other assets	150,514	183,160

Total assets	$6,983,420	$7,276,259

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Demand	$992,109	$793,414
NOW	1,509,896	1,424,781
Money market	1,038,778	891,252
Savings	199,007	183,894
Time:
Less than $ 100,000	1,332,394	1,496,700
Greater than $ 100,000	847,152	1,002,359
Brokered	178,647	676,772

Total deposits	6,097,983	6,469,172
Federal funds purchased, repurchase agreements and other short-term borrowings	102,577	101,067
Federal Home Loan Bank advances	40,625	55,125
Long-term debt	120,225	150,146
Unsettled securities purchases	10,325	—
Accrued expenses and other liabilities	36,199	32,171

Total liabilities	6,407,934	6,807,681

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $1 par value; 10,000,000 shares authorized;
Series A, $10 stated value; 21,700 shares issued and outstanding	217	217
Series B, $1,000 stated value; 180,000 shares issued and outstanding	177,092	175,711
Series D, $1,000 stated value; 16,613 shares issued and outstanding	16,613	—
Common stock, $1 par value; 100,000,000 shares authorized;
41,647,100 and 18,937,001 shares issued and outstanding	41,647	18,937
Common stock, non-voting $1 par value; 30,000,000 shares authorized;
15,914,209 shares issued and outstanding	15,914	—
Common stock issuable; 93,681 and 67,287 shares	3,233	3,894
Capital surplus	1,054,940	741,244
Accumulated deficit	(730,861)	(492,276)
Accumulated other comprehensive (loss) income	(3,309)	20,851

Total shareholders’ equity	575,486	468,578

Total liabilities and shareholders’ equity	$6,983,420	$7,276,259

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Shareholders’ Equity

For the Years Ended December 31, 2011, 2010 and 2009

(in thousands, except share and per share data)

	00000	00000	00000	00000	00000	00000	00000	00000	00000	00000	00000	00000	00000
							Non-			Retained		Accumulated
							Voting	Common		Earnings		Other
	Preferred Stock					Common	Common	Stock	Capital	(Accumulated	Treasury	Comprehensive
	Series A	Series B	Series D	Series F	Series G	Stock	Stock	Issuable	Surplus	Deficit)	Stock	(Loss) Income	Total
Balance, December 31, 2008	$258	$173,180	$—	$—	$—	$9,762	$—	$2,908	$499,755	$265,405	$(16,465)	$54,579	$989,382
Comprehensive loss:
Net loss										(228,327)			(228,327)
Other comprehensive income:
Unrealized holding gains on available for sale securities (net of deferred tax expense of $9,635)												16,277	16,277
Reclassification adjustment for gains on securities available for sale included in fee revenue (net of tax expense of $1,072)												(1,684)	(1,684)
Unrealized losses on derivative financial instruments qualifying as cash flow hedges (net of deferred tax benefit of $13,712)												(21,537)	(21,537)

Comprehensive loss										(228,327)		(6,944)	(235,271)
Retirement of Series A preferred stock	(41)												(41)
Stock dividends declared on common stock (222,304 common shares)						96			(6,345)	(6,452)	12,649		(52)
Exercise of stock options, net of shares exchanged (87 common shares)									(6)		8		2
Common stock issued to Dividend Reinvestment Plan and employee benefit plans (80,220 common shares)						49			(1,329)		3,434		2,154
Common stock issued (8,901,000 common shares)						8,901			202,188				211,089
Amortization of stock options and restricted stock									3,704				3,704
Vesting of restricted stock awards (2,489 common shares issued, 3,656 common shares deferred)						1		446	(687)		240		—
Deferred compensation plan, net, including dividend equivalents								398					398
Shares issued from deferred compensation plan (1,137 common shares)								(155)	21		134		—
Tax on option exercise and restricted stock vesting									(30)				(30)
Cash dividends on Series A preferred stock										(14)			(14)
Cash dividends on Series B preferred stock, including discount accretion		1,228								(10,228)			(9,000)

Balance, December 31, 2009	217	174,408	—	—	—	18,809	—	3,597	697,271	20,384	—	47,635	962,321
Comprehensive loss:
Net loss										(502,344)			(502,344)
Other comprehensive income:
Unrealized holding losses on available for sale securities												(8,151)	(8,151)
Reclassification adjustment for gains on securities available for sale included in fee revenue												(2,552)	(2,552)
Unrealized losses on derivative financial instruments qualifying as cash flow hedges												(16,081)	(16,081)

Comprehensive loss										(502,344)		(26,784)	(529,128)
Issuance of equity instruments in private equity transaction									39,813				39,813
Common stock issued to Dividend Reinvestment Plan and employee benefit plans (121,777 shares)						122			1,713				1,835
Amortization of stock options and restricted stock									2,459				2,459
Vesting of restricted stock awards (2,113 common shares issued, 8,304 common shares deferred)						2		607	(609)				—
Deferred compensation plan, net, including dividend equivalents								295					295
Shares issued from deferred compensation plan (3,990 common shares)						4		(605)	597				(4)
Cash dividends on Series A preferred stock										(13)			(13)
Cash dividends on Series B preferred stock, including discount accretion		1,303								(10,303)			(9,000)

Balance, December 31, 2010	217	175,711	—	—	—	18,937	—	3,894	741,244	(492,276)	—	20,851	468,578
Comprehensive loss:
Net loss										(226,746)			(226,746)
Other comprehensive income:
Unrealized holding losses on available for sale securities												(3,452)	(3,452)
Reclassification adjustment for gains on securities available for sale included in fee revenue												(842)	(842)
Unrealized losses on derivative financial instruments qualifying as cash flow hedges												(15,116)	(15,116)
Actuarial gains and losses and prior service costs under defined benefit plans net of amortization												(4,750)	(4,750)

Comprehensive loss										(226,746)		(24,160)	(250,906)
Penalty received on incomplete private equity transaction									3,250				3,250
Preferred for common equity exchange related to tax benefits preservation plan (1,551,126 common shares)			16,613			(1,551)			(15,062)				—
Common and preferred stock issued (3,467,699 common shares)				195,872	151,185	3,468			11,035				361,560
Conversion of Series F and Series G preferred stock (20,618,156 voting and 15,914,209 non-voting common shares)				(195,872)	(151,185)	20,618	15,914		310,525				—
Common stock issued to Dividend Reinvestment Plan and employee benefit plans (156,816 common shares)						156			1,297				1,453
Amortization of stock options and restricted stock									2,144				2,144
Vesting of restricted stock awards (12,239 common shares issued, 6,382 common shares deferred)						13		54	(67)				—
Deferred compensation plan, net, including dividend equivalents								241					241
Shares issued from deferred compensation plan (6,266 common shares)						6		(956)	950				—
Tax on option exercise and restricted stock vesting									(376)				(376)
Cash dividends on Series A preferred stock										(13)			(13)
Cash dividends on Series B preferred stock, including discount accretion		1,381								(10,401)			(9,020)
Cash dividends on Series D preferred stock										(1,425)			(1,425)

Balance, December 31, 2011	$217	$177,092	$16,613	$—	$—	$41,647	$15,914	$3,233	$1,054,940	$(730,861)	$—	$(3,309)	$575,486

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Consolidated Statement of Cash Flows

For the Years Ended December 31, 2011, 2010 and 2009

(in thousands)

	September 30,	September 30,	September 30,
	2011	2010	2009
Operating activities, net of effects of business combinations:
Net loss	$(226,746)	$(502,344)	$(228,327)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and accretion	21,084	16,388	14,553
Provision for loan losses	251,000	223,000	310,000
Goodwill impairment charges	—	210,590	95,000
Stock based compensation	2,144	2,459	3,704
Deferred income tax expense (benefit)	—	69,254	(49,992)
Securities gains, net	(842)	(2,552)	(2,756)
Losses on prepayment of borrowings	791	2,233	—
Losses and write downs on sales of other real estate owned	68,406	49,326	17,881
Gain from sale of subsidiary	—	(2,110)	—
Gain from acquisition	—	—	(11,390)
Loss on sale of nonperforming assets	—	45,349	—
Funds collected from FDIC under loss sharing agreements	33,572	27,562	26,208
Change in assets and liabilities:
Other assets and accrued interest receivable	27,188	25,881	(41,776)
Accrued expenses and other liabilities	(3,171)	(8,406)	16,348
Mortgage loans held for sale	12,027	(5,682)	(9,892)

Net cash provided by operating activities	185,453	150,948	139,561

Investing activities, net of effects of business combinations:
Investment securities held to maturity:
Proceeds from maturities and calls of securities held to maturity	76,764	102,567	—
Purchases of securities held to maturity	(144,506)	(55,513)	—
Investment securities available for sale:
Proceeds from sales of securities available for sale	128,217	75,528	328,968
Proceeds from maturities and calls of securities available for sale	493,276	779,963	693,064
Purchases of securities available for sale	(1,184,013)	(872,513)	(884,815)
Net decrease in loans	53,104	160,217	35,071
Proceeds from loan sales	99,298	27,823	27,893
Purchases of premises and equipment	(7,210)	(7,128)	(14,868)
Proceeds from sales of premises and equipment	737	103	634
Net cash received from sale of subsidiary	—	2,842	—
Net cash received from acquisition	—	—	63,617
Net cash received from sale of nonperforming assets	—	20,618	—
Proceeds from sale of other real estate	86,789	111,222	154,381

Net cash (used in) provided by investing activities	(397,544)	345,729	403,945

Financing activities, net of effects of business combinations:
Net change in deposits	(371,189)	(154,902)	(682,236)
Net change in federal funds purchased, repurchase agreements and other short-term borrowings	1,510	(322)	(9,692)
Proceeds from new Federal Home Loan Bank advances	—	—	330,000
Repayments of Federal Home Loan Bank advances	(15,291)	(61,181)	(503,322)
Repayments of long-term debt	(30,000)	—	—
Proceeds from issuance of common stock for dividend reinvestment and employee benefit plans	1,453	1,831	2,154
Proceeds from issuance of common and preferred stock, net of offering costs	361,560	—	211,089
Proceeds from penalty on incomplete private equity transaction	3,250	—	—
Proceeds from exercise of stock options	—	—	2
Retirement of Series A preferred stock	—	—	(41)
Cash dividends on Series A preferred stock	(13)	(13)	(14)
Cash dividends on Series B preferred stock	(9,020)	(9,000)	(8,500)
Cash dividends on Series D preferred stock	(1,210)	—	—

Net cash used in financing activities	(58,950)	(223,587)	(660,560)

Net change in cash and cash equivalents	(271,041)	273,090	(117,054)
Cash and cash equivalents at beginning of year	649,457	376,367	493,421

Cash and cash equivalents at end of year	$378,416	$649,457	$376,367

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$68,068	$112,171	177,297
Income taxes paid (refunds received)	138	(37,184)	(25,213)

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

Organization and Basis of Presentation

At December 31, 2011, United was a bank holding company whose principal business was conducted by its wholly-owned commercial bank subsidiary (the “Bank”). United is subject to regulation under the Bank Holding Company Act of 1956. The consolidated financial statements include the accounts of United Community Banks, Inc., the Bank and other wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Use of Estimates

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the balance sheet and revenue and expenses for the years then ended. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change are the determination of the allowance for loan losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, the valuation of goodwill and separately identifiable intangible assets associated with mergers and acquisitions and the valuation of deferred tax assets.

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

Cash and Cash Equivalents

Cash equivalents include amounts due from banks, interest-bearing deposits in banks, federal funds sold, commercial paper, reverse repurchase agreements and short-term investments and are carried at cost. Federal funds are generally sold for one-day periods, interest-bearing deposits in banks are available on demand and commercial paper investments mature within a period of less than 30 days.

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

Mortgage Loans Held for Sale

Mortgage loans held for sale are carried at the lower of aggregate cost or market value. The amount by which cost exceeds market value is accounted for as a valuation allowance. Changes in the valuation allowance are included in the determination of net income for the period in which the change occurs. No market valuation allowances were required at December 31, 2011 or 2010 since those loans have market values that approximated the recorded basis.

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

The allowance is composed of general reserves and specific reserves. General reserves are determined by applying loss percentages to the individual loan categories that are based on actual historical loss experience. United uses an eight-quarter weighted average historical loss rate for each major loan category, weighted toward the most recent quarters’ losses. Additionally, the general economic and business conditions affecting key lending areas, credit quality trends, collateral values, loan volumes and concentrations, seasoning of the loan portfolio, the findings of internal and external credit reviews and results from external bank regulatory examinations are considered in this evaluation. The need for specific reserves is evaluated on impaired loan relationships greater than $500,000, accruing relationships rated substandard that are greater than $2 million and all Troubled Debt Restructurings (“TDRs”). The specific reserves are determined on a loan-by-loan basis based on management’s evaluation of United’s exposure for each credit, given the current payment status of the loan and the value of any underlying collateral. Loans for which specific reserves are provided are excluded from the calculation of general reserves.

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

Commercial & industrial – Risks to this loan category include industry concentrations and the inability to monitor the condition of the collateral which often consists of inventory, accounts receivable and other non real estate assets. Equipment and inventory obsolescence can also pose a risk. Declines in general economic conditions and other events can cause cash flows to fall to levels insufficient to service debt.

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

Management outsources loan review on a rotating basis to ensure objectivity in the loan review process and to challenge and corroborate the loan grading system. The loan review function provides additional analysis used in determining the adequacy of the allowance for loan losses. To supplement the outsourced loan review, management also has an internal loan review department that is independent of the lending function.

Management believes the allowance for loan losses is appropriate at December 31, 2011. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review United’s allowance for loan losses. Such agencies may require United to recognize additions or deductions to the allowance based on their judgment and information available to them at the time of their examination.

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

FHLB Stock

The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on the ultimate recovery of par value. Both cash and stock dividends are reported as income. United’s FHLB stock is included in the balance of “other assets” in the consolidated balance sheet.

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

In the event the future tax consequences of differences between the financial reporting bases and the tax bases of United’s assets and liabilities results in deferred tax assets, an evaluation of the probability of being able to realize the future benefits indicated by such asset is required. A valuation allowance is provided for the portion of the deferred tax asset when it is more likely than not that some or all of the deferred tax asset will not be realized. In assessing the realizability of the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable earnings and prudent and feasible tax planning strategies. Management weighs both the positive and negative evidence, giving more weight to evidence that can be objectively verified.

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

Reclassifications and Reverse Stock Split

Certain 2010 and 2009 amounts have been reclassified to conform to the 2011 presentation. On June 17, 2011, United completed a 1-for-5 reverse stock split, whereby each 5 shares of United’s common stock was reclassified into one share of common stock, and each 5 shares of United’s non-voting common stock was reclassified into one share of non-voting common stock. All share and per share amounts for all periods presented have been adjusted to reflect the reverse split as though it had occurred prior to the earliest period presented.

(2)	Accounting Standards Updates

In December 2011, the FASB issued Accounting Standards Update No. 2011-10, Derecognition of in Substance Real Estate – a Scope Clarification (“ASU No. 2011-10”). ASU No. 2011-10 addresses when a parent ceases to have a controlling interest in a subsidiary that is in substance real estate due to default on the subsidiary’s nonrecourse debt. Generally the parent would not satisfy the requirements to derecognize the in substance real estate before the legal transfer of the real estate to the lender and the extinguishment of the related debt. Therefore, the parent would continue to include the subsidiary’s real estate, debt and results of operations in its consolidated financial statements until the legal title to the real estate is transferred, even if the parent ceases to have a controlling interest under Subtopic 810-10. This guidance is effective for fiscal years and interim periods beginning after June 15, 2012, and should be applied on a prospective basis to deconsolidation events occurring after the effective date. It is not expected to have a material impact on United’s financial position, results of operation or disclosures.

In December 2011, the FASB issued Accounting Standards Update No. 2011-11, Disclosures about Offsetting Assets and Liabilities (“ASU No. 2011-11”). ASU No. 2011-11 requires disclosures to provide information to help reconcile differences in offsetting requirements under U.S. GAAP and International Financial Reporting Standards (“IFRS”). The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset as well as collateral received and posted in connection with master netting agreements or similar arrangements. The guidance is effective for annual reporting periods beginning January 1, 2013 and interim periods within those annual periods. It is not expected to have a material impact on United’s financial position or results of operations.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(2)	Accounting Standards Updates, continued

In December 2011, the FASB issued Accounting Standards Update No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU No. 2011-12”). ASU No. 2011-12 defers the specific requirement to present items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income. While the FASB is considering the operational concerns about the presentation requirements for classification adjustments, entities will continue to report reclassifications out of accumulated comprehensive income consistent with the presentation requirements in effect before ASU No. 2011-05. The amendments in ASU No. 2011-12 are effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011. It is not expected to have a material impact on United’s financial position or results of operations, or even disclosures, since it is deferring a previously required disclosure item until further deliberations are complete.

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(3)	Mergers and Acquisitions, continued

The table below shows the components of covered assets at December 31, 2011 (in thousands):

	September 30,	September 30,	September 30,	September 30,
Assets Covered by Loss Sharing Agreements with the FDIC	Purchased Impaired Loans	Other Purchased Loans	Other	Total

Construction and land development	$547	$10,592	$—	$11,139
Commercial (secured by real estate)	—	32,934	—	32,934
Residential mortgage	145	7,970	—	8,115
Commercial & industrial	—	2,133	—	2,133
Consumer installment	5	156	—	161

Total covered loans	697	53,785	—	54,482
Covered foreclosed property	—	—	10,371	10,371
Estimated loss reimbursement from the FDIC	—	—	13,292	13,292

Total covered assets	$697	$53,785	$23,663	$78,145

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

During 2011, 2010 and 2009, non-accrual loans having a value of $65.7 million, $238 million and $240 million, respectively, were transferred to foreclosed property. Also, during 2011, 2010 and 2009, United financed the sale of foreclosed properties with loans totaling $21.1 million, $56.9 million and $10.8 million, respectively.

At December 31, 2011, United had $10.3 million in securities purchases that had not settled.

(5)	Investment Securities

In 2010, securities available for sale with a fair value of $315 million were transferred to held to maturity. The securities were transferred at their fair value on the date of transfer. The unrealized gain of $7.1 million on the transferred securities is being amortized into interest revenue as an adjustment to the yield on those securities over the remaining life of the transferred securities.

At both December 31, 2011 and 2010, securities with a carrying value of $1.72 billion and $1.43 billion, respectively, were pledged to secure public deposits and FHLB advances.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(5)	Investment Securities, continued

The cost basis, unrealized gains and losses, and fair value of securities held to maturity at December 31, 2011 and 2010 are listed below (in thousands):

	September 30,	September 30,	September 30,	September 30,
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of December 31, 2011
U.S. Government agencies	$5,000	$6	$—	$5,006
State and political subdivisions	51,903	4,058	13	55,948
Mortgage-backed securities (1)	273,300	9,619	342	282,577

Total	$330,203	$13,683	$355	$343,531

As of December 31, 2010
U.S. Government agencies	$11,939	$79	$—	$12,018
State and political subdivisions	47,007	416	1,005	46,418
Mortgage-backed securities (1)	206,861	2,700	9	209,552

Total	$265,807	$3,195	$1,014	$267,988

(1)	All are residential type mortgage-backed securities

The cost basis, unrealized gains and losses, and fair value of securities available for sale at December 31, 2011 and 2010 are listed below (in thousands):

	September 30,	September 30,	September 30,	September 30,
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of December 31, 2011
U.S. Government agencies	$43,592	$158	$—	$43,750
State and political subdivisions	24,997	1,345	3	26,339
Mortgage-backed securities (1)	1,576,064	33,988	143	1,609,909
Corporate bonds	119,110	—	11,432	107,678
Other	2,371	—	—	2,371

Total	$1,766,134	$35,491	$11,578	$1,790,047

As of December 31, 2010
U.S. Government agencies	$99,969	$67	$1,556	$98,480
State and political subdivisions	27,600	878	36	28,442
Mortgage-backed securities (1)	963,475	29,204	1,671	991,008
Corporate bonds	105,359	192	1,516	104,035
Other	2,452	—	—	2,452

Total	$1,198,855	$30,341	$4,779	$1,224,417

(1)	All are residential type mortgage-backed securities

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(5)	Investment Securities, continued

The following summarizes securities held to maturity in an unrealized loss position as of December 31, 2011 (in thousands):

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of December 31, 2011

State and political subdivisions	$—	$—	$363	$13	$363	$13
Mortgage-backed securities	10,967	342	—		10,967	342

Total unrealized loss position	$10,967	$342	$363	$13	$11,330	$355

As of December 31, 2010

State and political subdivisions	$28,949	$1,005	$—	$—	$28,949	$1,005
Mortgage-backed securities	1,951	9	—	—	1,951	9

Total unrealized loss position	$30,900	$1,014	$—	$—	$30,900	$1,014

The following summarizes securities available for sale in an unrealized loss position as of December 31, 2011 and 2010 (in thousands):

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of December 31, 2011

State and political subdivisions	$—	$—	$11	$3	$11	$3
Mortgage-backed securities	98,687	110	22,719	33	121,406	143
Corporate bonds	42,864	5,197	64,765	6,235	107,629	11,432

Total unrealized loss position	$141,551	$5,307	$87,495	$6,271	$229,046	$11,578

As of December 31, 2010

U.S. Government agencies	$68,412	$1,556	$—	$—	$68,412	$1,556
State and political subdivisions	1,082	30	12	6	1,094	36
Mortgage-backed securities	59,505	1,630	2,799	41	62,304	1,671
Corporate bonds	69,985	1,516	—	—	69,985	1,516

Total unrealized loss position	$198,984	$4,732	$2,811	$47	$201,795	$4,779

At December 31, 2011, there were 24 available for sale securities and 3 held to maturity securities that were in an unrealized loss position. United does not intend to sell nor believes it will be required to sell securities in an unrealized loss position prior to the recovery of its amortized cost basis. Unrealized losses at December 31, 2011 are primarily related to changes in interest rates, however the unrealized losses in corporate bonds also reflect downgrades in the underlying securities ratings. The bonds remain above investment grade and United does not consider them to be impaired. Unrealized losses at December 31, 2010 were primarily attributable to changes in interest rates.

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, among other factors. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analyst’s reports. During 2010 and 2009, United recorded impairment losses of $950,000 and $1.24 million, respectively, on investments in financial institutions that failed or otherwise showed evidence of other-than-temporary impairment. No impairment charges were recognized during 2011.

Realized gains and losses are derived using the specific identification method for determining the cost of the securities sold.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(5)	Investment Securities, continued

The following summarizes securities sales activities for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	September 30,	September 30,	September 30,
	2011	2010	2009

Proceeds from sales	$128,217	$75,528	$328,968

Gross gains on sales	$1,173	$3,751	$5,291
Gross losses on sales	(331)	(249)	(1,291)
Impairment losses	—	(950)	(1,244)

Net gains on sales of securities	$842	$2,552	$2,756

Income tax expense attributable to sales	$328	$993	$1,072

At year-end 2011 and 2010, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

The amortized cost and fair value of available for sale and held to maturity securities at December 31, 2011, by contractual maturity, are presented in the following table (in thousands):

	September 30,	September 30,	September 30,	September 30,
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Government agencies:
5 to 10 years	$34,995	$35,120	$—	$—
More than 10 years	8,597	8,630	5,000	5,006

	43,592	43,750	5,000	5,006

State and political subdivisions:
Within 1 year	4,467	4,481	—	—
1 to 5 years	14,217	15,080	4,817	5,108
5 to 10 years	5,465	5,872	20,978	22,836
More than 10 years	848	906	26,108	28,004

	24,997	26,339	51,903	55,948

Corporate bonds:
1 to 5 years	18,571	16,596	—	—
5 to 10 years	99,539	90,782	—	—
More than 10 years	1,000	300	—	—

	119,110	107,678	—	—

Other:
More than 10 years	2,371	2,371	—	—

	2,371	2,371	—	—

Total securities other than mortgage-backed securities:
Within 1 year	4,467	4,481	—	—
1 to 5 years	32,788	31,676	4,817	5,108
5 to 10 years	139,999	131,774	20,978	22,836
More than 10 years	12,816	12,207	31,108	33,010
Mortgage-backed securities	1,576,064	1,609,909	273,300	282,577

	$1,766,134	$1,790,047	$330,203	$343,531

Maturities of mortgage-backed securities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(6)	Loans and Allowance for Loan Losses

Major classifications of loans at December 31, 2011 and 2010 are summarized as follows (in thousands):

	September 30,	September 30,
	2011	2010
Commercial (secured by real estate)	$1,821,414	$1,761,424
Commercial & industrial	428,249	441,518
Commercial construction	164,155	296,582

Total commercial	2,413,818	2,499,524
Residential mortgage	1,134,902	1,278,780
Residential construction	448,391	695,166
Consumer installment	112,503	130,656

Total loans	4,109,614	4,604,126

Less allowance for loan losses	114,468	174,695

Loans, net	$3,995,146	$4,429,431

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

Changes in the allowance for loan losses are summarized as follows (in thousands):

	September 30,	September 30,	September 30,
	2011	2010	2009
Balance beginning of period	$174,695	$155,602	$122,271
Provision for loan losses	251,000	223,000	310,000
Charge-offs:
Commercial (secured by real estate)	59,468	33,593	21,796
Commercial & industrial	24,890	10,837	11,322
Commercial construction	55,730	9,993	9,908
Residential mortgage	53,707	28,806	18,997
Residential construction	118,916	136,666	219,168
Consumer installment	3,594	4,828	5,115

Total loans charged-off	316,305	224,723	286,306

Recoveries:
Commercial (secured by real estate)	448	1,167	520
Commercial & industrial	967	1,762	5,397
Commercial construction	203	431	12
Residential mortgage	738	867	411
Residential construction	1,678	15,370	2,253
Consumer installment	1,044	1,219	1,044

Total recoveries	5,078	20,816	9,637

Net charge-offs	311,227	203,907	276,669

Balance end of period	$114,468	$174,695	$155,602

At December 31, 2011 and 2010, loans with a carrying value of $1.52 billion and $1.02 billion were pledged as collateral to secure FHLB advances and other contingent funding sources.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(6)	Loans and Allowance for Loan Losses, continued

The following table presents the balance and activity in the allowance for loan losses by portfolio segment and the recorded investment in loans by portfolio segment based on the impairment method as of December 31, 2011and December 31, 2010 (in thousands):

	Sep 30,	Sep 30,	Sep 30,	Sep 30,	Sep 30,	Sep 30,	Sep 30,	Sep 30,
	Commercial (Secured by Real Estate)	Commercial & Industrial	Commercial Construction	Residential Mortgage	Residential Construction	Consumer Installment	Unallocated	Total
Year Ended December 31, 2011

Allowance for loan losses:
Beginning balance	$31,191	$7,580	$6,780	$22,305	$92,571	$3,030	$11,238	$174,695
Charge-offs	(59,468)	(24,890)	(55,730)	(53,707)	(118,916)	(3,594)	—	(316,305)
Recoveries	448	967	203	738	1,678	1,044	—	5,078
Provision	59,473	22,024	54,844	59,740	55,046	1,644	(1,771)	251,000

Ending balance	$31,644	$5,681	$6,097	$29,076	$30,379	$2,124	$9,467	$114,468

Ending allowance attributable to loans:
Individually evaluated for impairment	$7,491	$1,117	$236	$2,234	$3,731	$16	$—	$14,825
Collectively evaluated for impairment	24,153	4,564	5,861	26,842	26,648	2,108	9,467	99,643

Total ending allowance balance	$31,644	$5,681	$6,097	$29,076	$30,379	$2,124	$9,467	$114,468

Loans:
Individually evaluated for impairment	$107,831	$57,828	$26,245	$18,376	$46,687	$292	$—	$257,259
Collectively evaluated for impairment	1,713,583	370,421	137,910	1,116,526	401,704	112,211	—	3,852,355

Total loans	$1,821,414	$428,249	$164,155	$1,134,902	$448,391	$112,503	$—	$4,109,614

Year Ended December 31, 2010

Allowance for loan losses:
Beginning balance	$19,208	$6,892	$5,861	$17,266	$93,585	$2,545	$10,245	$155,602
Charge-offs	(33,593)	(10,837)	(9,993)	(28,806)	(136,666)	(4,828)	—	(224,723)
Recoveries	1,167	1,762	431	867	15,370	1,219	—	20,816
Provision	44,409	9,763	10,481	32,978	120,282	4,094	993	223,000

Ending balance	$31,191	$7,580	$6,780	$22,305	$92,571	$3,030	$11,238	$174,695

Ending allowance attributable to loans:
Individually evaluated for impairment	$268	$—	$—	$137	$644	$—	$—	$1,049
Collectively evaluated for impairment	30,923	7,580	6,780	22,168	91,927	3,030	11,238	173,646

Total ending allowance balance	$31,191	$7,580	$6,780	$22,305	$92,571	$3,030	$11,238	$174,695

Loans:
Individually evaluated for impairment	$41,818	$5,874	$20,311	$15,468	$39,505	$—	$—	$122,976
Collectively evaluated for impairment	1,719,606	435,644	276,271	1,263,312	655,661	130,656	—	4,481,150

Total loans	$1,761,424	$441,518	$296,582	$1,278,780	$695,166	$130,656	$—	$4,604,126

In the ordinary course of business, the Bank grants loans to executive officers, and directors of the holding company and the Bank, including their immediate families and companies with which they are associated. Management believes that such loans are made on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other customers. The following is a summary of such loans outstanding and the activity in these loans for the year ended December 31, 2011 (in thousands):

September 30,
Balances at December 31, 2010	$12,176
New loans and advances	3,064
Repayments	(9,475)

Balances at December 31, 2011	$5,765

United reviews all loans that are on nonaccrual with a balance of $500,000 or greater for impairment as well as accruing substandard relationships greater than $2 million and all TDRs. A loan is considered impaired when, based on current events and circumstances, it is probable that all amounts due, according to the contractual terms of the loan, will not be collected. All troubled debt restructurings are considered impaired regardless of accrual status. Impaired loans are measured based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, at the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. Interest payments received on impaired loans that are on nonaccrual status are applied as a reduction of the outstanding principal balance. For impaired loans not on nonaccrual status, interest is accrued according to the terms of the loan agreement. Impairment amounts are recorded quarterly and specific reserves are recorded in the allowance for loan losses.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(6)	Loans and Allowance for Loan Losses, continued

In the first quarter of 2011, United’s Board of Directors adopted an accelerated problem asset disposition plan which included the bulk sale of $267 million in classified loans. Those loans were classified as held for sale at the end of the first quarter and were written down to the expected proceeds from the sale. The charge-offs on the loans transferred to held for sale in anticipation of the bulk loan sale which closed on April 18, 2011, increased first quarter 2011 loan charge-offs by $186 million. The actual loss on the bulk loan sale at closing was less than the amount charged-off in the first quarter, resulting in a $7.27 million reduction of second quarter 2011 charge-offs.

The recorded investments in individually evaluated impaired loans at December 31, 2011 and 2010 were as follows (in thousands):

	September 30,	September 30,
	2011	2010
Year-end loans with no allocated allowance for loan losses	$188,509	$115,338
Year-end loans with allocated allowance for loan losses	68,750	7,638

Total	$257,259	$122,976

Amount of allowance for loan losses allocated	$14,825	$1,049

The average balances of impaired loans and income recognized on impaired loans while they were considered impaired is presented below for the last three years (in thousands):

	September 30,	September 30,	September 30,
	2011	2010	2009

Average of individually impaired loans during year	$126,640	$170,039	$229,109
Interest income recognized during impairment	2,662	—	—
Cash-basis interest income recognized	3,483	—	—

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2011 and 2010 (in thousands):

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	December 31, 2011			December 31, 2010
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Commercial (secured by real estate)	$82,887	$76,215	$—	$60,238	$39,588	$—
Commercial & industrial	77,628	52,628	—	10,115	5,874	—
Commercial construction	24,927	23,609	—	33,898	20,311	—

Total commercial	185,442	152,452	—	104,251	65,773	—
Residential mortgage	13,845	10,804	—	21,528	14,968	—
Residential construction	38,955	25,190	—	59,502	34,597	—
Consumer installment	63	63	—	—	—	—

Total with no related allowance recorded	238,305	188,509	—	185,281	115,338	—

With an allowance recorded:
Commercial (secured by real estate)	31,806	31,616	7,491	2,230	2,230	268
Commercial & industrial	5,200	5,200	1,117	—	—	—
Commercial construction	2,636	2,636	236	—	—	—

Total commercial	39,642	39,452	8,844	2,230	2,230	268
Residential mortgage	7,642	7,572	2,234	500	500	137
Residential construction	21,629	21,497	3,731	14,480	4,908	644
Consumer installment	235	229	16	—	—	—

Total with an allowance recorded	69,148	68,750	14,825	17,210	7,638	1,049

Total	$307,453	$257,259	$14,825	$202,491	$122,976	$1,049

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(6)	Loans and Allowance for Loan Losses, continued

There were no loans more than 90 days past due and still accruing interest at December 31, 2011 and 2010. Nonaccrual loans at December 31, 2011 and 2010 were $127 million and $179 million, respectively. Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually evaluated impaired loans with larger balances.

The following table presents the recorded investment (unpaid principal less amounts charged-off) in nonaccrual loans by loan class as of December 31, 2011 and 2010 (in thousands):

	September 30,	September 30,
	2011	2010
Commercial (secured by real estate)	$27,322	$44,927
Commercial & industrial	34,613	5,611
Commercial construction	16,655	21,374

Total commercial	78,590	71,912
Residential mortgage	22,358	51,083
Residential construction	25,523	54,505
Consumer installment	1,008	1,594

Total	$127,479	$179,094

The following table presents the aging of the recorded investment in past due loans as of December 31, 2011 and 2010 by class of loans (in thousands):

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Loans Past Due				Loans Not Past Due
	30 - 59 Days	60 - 89 Days	> 90 Days	Total		Total
As of December 31, 2011

Commercial (secured by real estate)	$8,036	$4,182	$10,614	$22,832	$1,798,582	$1,821,414
Commercial & industrial	3,869	411	407	4,687	423,562	428,249
Commercial construction	166	—	1,128	1,294	162,861	164,155

Total commercial	12,071	4,593	12,149	28,813	2,385,005	2,413,818
Residential mortgage	15,185	4,617	9,071	28,873	1,106,029	1,134,902
Residential construction	3,940	2,636	10,270	16,846	431,545	448,391
Consumer installment	1,534	308	430	2,272	110,231	112,503

Total loans	$32,730	$12,154	$31,920	$76,804	$4,032,810	$4,109,614

As of December 31, 2010

Commercial (secured by real estate)	$10,697	$3,672	$19,457	$33,826	$1,727,598	$1,761,424
Commercial & industrial	2,016	2,620	3,092	7,728	433,790	441,518
Commercial construction	4,616	2,917	9,189	16,722	279,860	296,582

Total commercial	17,329	9,209	31,738	58,276	2,441,248	2,499,524
Residential mortgage	24,375	7,780	38,209	70,364	1,208,416	1,278,780
Residential construction	13,599	5,158	34,673	53,430	641,736	695,166
Consumer installment	2,104	462	808	3,374	127,282	130,656

Total loans	$57,407	$22,609	$105,428	$185,444	$4,418,682	$4,604,126

As of December 31, 2011 and 2010, United has allocated $8.65 million and $173,000, respectively, of specific reserves to customers whose loan terms have been modified in troubled debt restructurings. United committed to lend additional amounts totaling up to $1.12 million and $1.17 million as of December 31, 2011 and 2010, respectively, to customers with outstanding loans that are classified as troubled debt restructurings.

The modification of the terms of troubled debt restructurings included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date or an extension of the amortization period at a stated rate lower than the current market rate for new debt with similar risk; or a permanent reduction of the principal amount.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(6)	Loans and Allowance for Loan Losses, continued

The following table presents additional information on troubled debt restructurings including the number of loan contracts restructured and the pre and post modification recorded investment (dollars in thousands):

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	December 31, 2011			December 31, 2010
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial (secured by real estate)	74	$70,380	$69,054	41	$40,649	$36,759
Commercial & industrial	18	806	806	7	645	364
Commercial construction	11	18,053	18,053	16	37,980	37,067

Total commercial	103	89,239	87,913	64	79,274	74,190
Residential mortgage	80	11,943	11,379	43	6,574	6,285
Residential construction	54	24,921	24,145	63	22,012	20,782
Consumer installment	34	298	293	7	124	124

Total loans	271	$126,401	$123,730	177	$107,984	$101,381

The following table presents new troubled debt restructurings during the year ended December 31, 2011 and those troubled debt restructurings that have subsequently defaulted, which we define as 90 days or more past due (dollars in thousands):

	September 30,	September 30,	September 30,	September 30,	September 30,
		Pre- Modification Outstanding	Post- Modification Outstanding	Troubled Debt Restructurings That Have Subsequently Defaulted Within the Previous Twelve Months
New Troubled Debt Restructurings for the Year ended December 31, 2011	Number of Contracts	Recorded Investment	Recorded Investment	Number of Contracts	Recorded Investment

Commercial (secured by real estate)	57	$56,981	$56,031	4	$1,447
Commercial & industrial	15	767	767	2	52
Commercial construction	9	16,243	16,243	—	—

Total commercial	81	73,991	73,041	6	1,499
Residential mortgage	75	11,008	10,444	9	718
Residential construction	44	22,584	21,821	9	1,289
Consumer installment	31	205	200	13	68

Total loans	231	$107,788	$105,506	37	$3,574

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

As of December 31, 2011 and 2010, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Pass	Watch	Substandard	Doubtful / Loss	Not Rated	Total
As of December 31, 2011
Commercial (secured by real estate)	$1,561,204	$89,830	$170,380	$—	$—	$1,821,414
Commercial & industrial	369,343	7,630	50,366	—	910	428,249
Commercial construction	114,817	14,173	35,165	—	—	164,155

Total commercial	2,045,364	111,633	255,911	—	910	2,413,818
Residential mortgage	993,779	42,323	98,800	—	—	1,134,902
Residential construction	312,527	38,386	97,478	—	—	448,391
Consumer installment	107,333	1,411	3,759	—	—	112,503

Total loans	$3,459,003	$193,753	$455,948	$—	$910	$4,109,614

As of December 31, 2010
Commercial (secured by real estate)	$1,476,974	$82,762	$201,688	$—	$—	$1,761,424
Commercial & industrial	402,969	15,153	22,379	—	1,017	441,518
Commercial construction	174,049	10,413	112,120	—	—	296,582

Total commercial	2,053,992	108,328	336,187	—	1,017	2,499,524
Residential mortgage	1,103,487	38,378	136,915	—	—	1,278,780
Residential construction	398,926	82,973	213,267	—	—	695,166
Consumer installment	125,134	650	4,872	—	—	130,656

Total loans	$3,681,539	$230,329	$691,241	$—	$1,017	$4,604,126

(7)	Foreclosed Property

Major classifications of foreclosed properties at December 31, 2011 and 2010 are summarized as follows (in thousands):

	September 30,	September 30,
	2011	2010

Commercial real estate	$10,866	$25,893
Commercial construction	3,336	17,808

Total commercial	14,202	43,701
Residential mortgage	7,840	23,687
Residential construction	29,799	91,385

Total foreclosed property	51,841	158,773
Less valuation allowance	18,982	16,565

Foreclosed property, net	$32,859	$142,208

Balance as a percentage of original loan unpaid principal	35.9%	64.4%

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(7)	Foreclosed Property, continued

Activity in the valuation allowance for foreclosed property is presented in the following table (in thousands):

	September 30,	September 30,	September 30,
	2011	2010	2009

Balance at beginning of year	$16,565	$7,433	$6,480
Additions charged to expense	57,368	25,755	9,004
Charge-offs upon disposition	(54,951)	(16,623)	(8,051)

Balance at end of year	$18,982	$16,565	$7,433

Expenses related to foreclosed assets include (in thousands):

	September 30,	September 30,	September 30,
	2011	2010	2009

Net loss on sales	$11,038	$23,571	$8,877
Provision for unrealized losses	57,368	25,755	9,004
Operating expenses, net of rental income	10,499	16,381	14,484

Total foreclosed property expense	$78,905	$65,707	$32,365

(8)	Premises and Equipment

Premises and equipment at December 31, 2011 and 2010 are summarized as follows, (in thousands):

	September 30,	September 30,
	2011	2010

Land and land improvements	$81,395	$80,294
Buildings and improvements	115,226	112,318
Furniture and equipment	64,581	67,296
Construction in progress	1,008	1,486

	262,210	261,394

Less accumulated depreciation	87,122	83,155

Premises and equipment, net	$175,088	$178,239

Depreciation expense was $9.83 million, $10.6 million and $11.3 million for 2011, 2010 and 2009, respectively.

United leases certain branch properties and equipment under operating leases. Rent expense was $2.25 million, $2.23 million and $3.25 million for 2011, 2010 and 2009, respectively. United does not have any capital leases. Rent commitments under operating leases, before considering renewal options that generally are present, were as follows (in thousands):

September 30,
2012	$2,930
2013	2,531
2014	714
2015	552
2016	297
Thereafter	2,100

Total	$9,124

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(9)	Goodwill and Other Intangible Assets

A summary of changes in goodwill for the years ended December 31, 2011, 2010 and 2009 is presented below, (in thousands):

	September 30,	September 30,	September 30,
	2011	2010	2009
Beginning balance	$—	$210,590	$305,590
Impairment charges	—	(210,590)	(95,000)

Ending balance	$—	$—	$210,590

The entire balance of United’s goodwill was determined to be impaired in the third quarter of 2010 and accordingly, it was fully charged off.

United has finite-lived intangible assets capitalized on its balance sheet in the form of core deposit intangibles. These intangible assets are amortized over their estimated useful lives of no more than 10 years. A summary of core deposit intangible assets as of December 31, 2011 and 2010 is presented below, (in thousands):

	September 30,	September 30,
	2011	2010
Gross carrying amount	$32,652	$32,652
Less accumulated amortization	24,224	21,206

Net carrying amount	$8,428	$11,446

Amortization expense on finite-lived intangible assets was $3.02 million in 2011, $3.16 million for 2010 and $3.10 million for 2009. Amortization expense for each of the years 2012 through 2016 is estimated below (in thousands):

September 30,
2012	2,918
2013	2,030
2014	1,349
2015	956
2016	879

(10)	Deposits

At December 31, 2011, the contractual maturities of time deposits are summarized as follows (in thousands):

September 30,
Maturing In:

2012	$1,817,913
2013	273,027
2014	75,574
2015	101,991
2016	71,019
thereafter	18,669

$2,358,193

At December 31, 2011, United held $179 million in certificates of deposit obtained through the efforts of third party brokers. At December 31, 2010, United had $677 million of brokered certificates of deposit. The daily average balance of these brokered deposits totaled $401 million and $610 million in 2011 and 2010, respectively. The weighted average rates paid during 2011 and 2010 were 1.53% and 2.21%, respectively, and the weighted average rate as of December 31, 2011 was 2.16%. These deposits generally have maturity dates ranging from 1 week to 3 years and are included in the table above.

At December 31, 2011 and 2010, $910,000 and $1.02 million in overdrawn deposit accounts were reclassified as loans. No specific allowance for loan losses was deemed necessary for these accounts at December 31, 2011 and 2010.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(11)	Federal Home Loan Bank Advances

At December 31, 2011, United had advances totaling $40.6 million from the FHLB all of which were fixed rate advances. At December 31, 2010, United had advances totaling $55.1 million from the FHLB all of which were fixed rate advances. Interest payments and principal payments are due at various maturity dates with interest rates up to 4.49% at December 31, 2011. At December 31, 2011, the weighted average interest rate on FHLB advances was 4.25%, compared to 4.28% as of December 31, 2010. The FHLB advances are collateralized by commercial (secured by real estate) and residential mortgage loans, investment securities and FHLB stock.

At December 31, 2011, the maturities and current rates of outstanding advances were as follows (in thousands):

	September 30,	September 30,
	Amount
Maturing In:	Maturing	Current Rate Range
2012	$10,500	4.39% — 4.39%
2014	30,000	2.85% — 4.49%
2016	125

	$40,625

Timing of principal payments may differ from the maturity schedule shown above as some advances include call options that allow the FHLB to require repayment prior to the maturity date.

(12)	Short-term Borrowings

United uses a number of sources of short-term borrowings to meet its liquidity needs including federal funds purchased, repurchase agreements and Federal Reserve discount window borrowings. The table below shows the amounts of short-term borrowings outstanding by type at December 31, 2011 and 2010 (in thousands):

	September 30,	September 30,
	2011	2010
Repurchase agreements	$102,577	$101,067

Total short-term borrowings	$102,577	$101,067

At December 31, 2011, United had $60 million in offsetting repurchase agreements / reverse repurchase agreements with the same counterparty that were netted in the consolidated balance sheet. United enters into collateral swap transactions from time to time as a source of additional revenue.

(13)	Long-term Debt

Long-term debt at December 31, 2011 and 2010 consisted of the following (in thousands):

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	2011	2010	Issue Date	Stated Maturity Date	Earliest Call Date	Interest Rate
2002 subordinated debentures	$30,500	$30,500	2002	2012	2012	6.750%
2003 subordinated debentures	35,000	35,000	2003	2015	2010	7.500
2008 subordinated debentures	—	30,000	2008	2015	2008	LIBOR + 4.00

Total subordinated debentures	65,500	95,500

United Community Capital Trust	21,650	21,650	1998	2028	2008	8.125
United Community Statutory Trust I	5,155	5,155	2000	2030	2010	10.600
United Community Capital Trust II	10,309	10,309	2000	2030	2010	11.295
Southern Bancorp Capital Trust I	4,382	4,382	2004	2034	2009	Prime + 1.00
United Community Statutory Trust II	12,004	11,932	2008	2038	2013	9.000
United Community Statutory Trust III	1,225	1,218	2008	2038	2013	Prime + 3.00

Total trust preferred securities	54,725	54,646

Total long-term debt	$120,225	$150,146

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(13)	Long-term Debt, continued

Interest is paid semiannually for all subordinated debentures and trust preferred securities.

Subordinated Debentures

Subordinated debentures qualify as Tier 2 capital under risk based capital guidelines. The 2003 subordinated debentures were callable at par on September 30, 2010 and are callable at par on September 30 of each year thereafter. At September 30, 2010, the interest rate increased to 7.50% and will remain at that rate until maturity or until it is called. The 2008 subordinated debentures are callable at any time and were called in August of 2011. United acquired $1 million of the 2002 subordinated debentures through its acquisition of Southern Community Bank and retired it upon acquisition in 2009.

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

During the years ended December 31, 2011 and 2010, United accrued dividends on preferred stock, including accretion of discounts, as shown in the following table (in thousands):

	September 30,	September 30,
	2011	2010
Series A—6% fixed	$13	$13
Series B—5% fixed until December 6, 2013, 9% thereafter	10,401	10,303
Series D—LIBOR plus 9.6875%, resets quarterly	1,425	—

Total preferred stock dividends	$11,839	$10,316

All preferred stock dividends are payable quarterly.

Series B preferred stock was issued at a discount. Dividend amounts shown include discount accretion for each period.

The preferred stock dividends were subtracted from net loss in order to arrive at net loss available to common shareholders. There is no dilution from dilutive securities for the years ended December 31, 2011, 2010 and 2009, due to the antidilutive effect of the net loss for those periods.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(14)	Earnings Per Share, continued

The following table sets forth the computation of basic and diluted loss per common share for the years ended December 31, 2011, 2010 and 2009 (in thousands, except per share data):

	September 30,	September 30,	September 30,
	2011	2010	2009
Net loss available to common stockholders	$(238,584)	$(512,660)	$(238,569)

Loss per common share:
Basic / diluted	$(5.97)	$(27.09)	$(19.76)

Weighted average common shares:
Basic	39,943	18,925	12,075
Effect of dilutive securities:
Stock options	—	—	—
Warrants	—	—	—

Diluted	39,943	18,925	12,075

At December 31, 2011, United had of the following potentially dilutive stock options and warrants outstanding: a warrant to purchase 219,909 common shares at $61.40 per share issued to the U.S. Treasury in conjunction with the issuance of United’s Series B preferred stock; 129,670 shares issuable upon exercise of warrants attached to trust preferred securities with an exercise price of $100 per share; 583,647 shares issuable upon exercise of stock options granted to employees with a weighted average exercise price of $94.48; 414,644 shares issuable upon completion of vesting of restricted stock awards; 1,411,765 shares issuable upon exercise of warrants exercisable at $21.25 per share granted to Fletcher International in connection with a 2010 asset purchase and sale agreement; 2,476,191 shares issuable upon conversion of preferred stock if Fletcher International exercises its option to purchase $65 million in convertible preferred stock, convertible at $26.25 per share; 1,162,791 shares issuable upon exercise of warrants exercisable at $30.10 per share to be granted to Fletcher International upon exercise of its option to acquire preferred stock; and 1,551,126 shares issuable upon exercise of warrants owned by Elm Ridge Off Shore Fund and Elm Ridge Value Fund, exercisable at $12.50 per share.

(15)	Income Taxes

Income tax expense (benefit) for the years ended December 31, 2011, 2010 and 2009 is as follows (in thousands):

	September 30,	September 30,	September 30,
	2011	2010	2009
Current	$(3,983)	$1,963	$(40,667)
Deferred	(94,808)	(88,124)	(53,864)
Increase in valuation allowance	94,808	157,378	3,872

Total income tax benefit	$(3,983)	$71,217	$(90,659)

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(15)	Income Taxes, continued

The differences between the provision for income taxes and the amount computed by applying the statutory federal income tax rate of 35% to loss before income taxes are as follows (in thousands):

	September 30,	September 30,	September 30,
	2011	2010	2009
Pretax loss at statutory rates	$(80,755)	$(151,302)	$(111,825)
Add (deduct):
State taxes, net of federal benefit	(9,210)	(9,431)	(9,405)
Nondeductible goodwill impairment charges	—	71,561	32,282
Bank owned life insurance earnings	(556)	(606)	(3,308)
Adjustment to reserve for uncertain tax positions	(4,593)	2,903	(852)
Tax-exempt interest revenue	(836)	(993)	(1,120)
Nondeductible interest expense	34	62	96
Tax credits	(350)	(501)	(501)
Incentive stock option expense	—	—	52
Increase in valuation allowance	94,808	157,378	3,872
Other	(2,525)	2,146	50

Total income tax benefit	$(3,983)	$71,217	$(90,659)

The following summarizes the sources and expected tax consequences of future taxable deductions (revenue) which comprise the net deferred tax asset at December 31, 2011 and 2010, which is included in other assets (in thousands):

	September 30,	September 30,
	2011	2010
Deferred tax assets:
Allowances for loan losses	$44,528	$68,070
Net operating loss carryforwards	226,716	123,716
Deferred compensation	7,032	6,309
Reserve for losses on foreclosed properties	8,804	6,444
Nonqualified share based compensation	4,260	3,911
Accrued expenses	779	746
Investment in low income housing tax credit partnerships	1,562	1,302
Unamortized pension actuarial losses and prior service cost	1,848	—
Acquired intangible assets	74	—
Other	2,431	—

Total deferred tax assets	298,034	210,498

Deferred tax liabilities:
Unrealized gains on cash flow hedges	1,796	7,676
Unrealized gains on securities available for sale	9,882	11,417
Premises and equipment	3,989	4,636
Acquired intangible assets	—	1,824
Loan origination costs	3,503	3,455
Gain from acquisition of Southern Community Bank	4,629	6,933
Prepaid expenses	1,279	1,509
Other	—	1,570

Total deferred tax liabilities	25,078	39,020

Less valuation allowance	272,956	171,478

Net deferred tax asset	$—	$—

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(15)	Income Taxes, continued

At December 31, 2011 and 2010, United did not report any deferred tax assets as it had established a full valuation allowance based on the weighting of the evidence supporting the realization of the deferred tax asset. Accounting Standards Codification Topic 740, Income Taxes, requires that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard.

At December 31, 2011, United had state net operating loss carryforwards of approximately $33 million that begin to expire in 2023, and approximately $656 million that begin to expire in 2028, if not previously utilized. United has state tax credit carryforwards of approximately $7.6 million that begin to expire in 2012, if not previously utilized. United has $546 million in Federal net operating loss carryforwards that begin to expire in 2029, if not previously utilized. United has $1.6 million of Federal general business tax credits that begin to expire in 2028, if not previously utilized as well as $2.4 million in federal alternative minimum tax credits which have no expiration date.

A reconciliation of the beginning and ending unrecognized tax benefit is as follows (in thousands):

	September 30,	September 30,	September 30,
	2011	2010	2009
Balance at beginning of year	$11,133	$8,252	$9,336
Decreases based on tax positions related to prior years	(3,369)	(119)	(216)
Additions based on tax positions related to the current year	585	3,982	1,965
Decreases resulting from a lapse in the applicable statute of limitations	(1,362)	(982)	—
Decreases based on settlements with taxing authorities	(1,002)	—	(2,833)

Balance at end of year	$5,985	$11,133	$8,252

Approximately $4.69 million of this amount would increase income from continuing operations, and thus affect United’s effective tax rate, if ultimately recognized into income.

It is United’s policy to recognize interest and penalties accrued relative to unrecognized tax benefits in their respective federal or state income taxes accounts. The total amount of interest and penalties recorded in the consolidated statement of operations for the year ended December 31, 2010 was $235,000. In 2011, United reversed $1.27 million in previously recorded penalties and interest as a result of statute expiration on affected returns, settlement with a state taxing authority and a change in estimate relating to prior year tax positions. The amount accrued for interest and penalties at December 31, 2011 and 2010 was $330,000 and $1.6 million, respectively.

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

United offers a defined contribution 401(k) and Profit Sharing Plan (“Plan”) that covers substantially all employees meeting certain minimum service requirements. The Plan allows employees to make pre-tax contributions to the Plan and United matches these employee contributions dollar-for-dollar up to 5% of eligible compensation, subject to Plan and regulatory limits. United also makes discretionary profit sharing contributions of up to 3.5% of eligible compensation based on earnings performance. Employees begin to receive matching contributions after completing one year of service and benefits vest after three years of service. United’s Plan is administered in accordance with applicable laws and regulations. Compensation expense from continuing operations related to the Plan totaled $2.86 million, $2.97 million and $3.14 million in 2011, 2010 and 2009, respectively. The Plan allows employees to choose to invest among a number of investment options, including United’s common stock. During 2011, 2010 and 2009, the Plan purchased 372,363, 89,833 and 51,145 shares, respectively, directly from United at the average of the high and low stock price on the date of purchase.

United provides defined post-retirement benefits to certain executive officers and other key employees. Expenses incurred from continuing operations for these post-retirement benefits were approximately $(160,000), $1.50 million and $1.73 million for 2011, 2010 and 2009, respectively. The 2011 credit balance was due to a one-time $2.2 million credit adjustment for prior period expenses and a related reclassification of unamortized actuarial gains and losses and prior service costs to other comprehensive income for United’s Modified Retirement Plan. At December 31, 2011 and 2010, the accumulated benefit obligation under the Modified Retirement Plan was $12.1 million and $8.68 million, respectively.

United sponsors a non-qualified deferred compensation plan for its executive officers, certain other key employees and members of its, and its community banks’ Boards of Directors. The deferred compensation plan provides for the pre-tax deferral of compensation, fees and other specified benefits. The deferred compensation plan permits each participant to elect to defer a portion of his or her base salary or bonus and permits each director participant to elect to defer all or a portion of his or her director’s fees. Further, the deferred compensation plan allows for additional contributions by an employee, with matching contributions by United, for amounts that exceed the allowable amounts under the tax-qualified 401(k) plan. During 2011, 2010 and 2009, United recognized $24,000, $31,000 and $12,000, respectively, in matching contributions from continuing operations for this provision of the deferred compensation plan. The Board of Directors may elect to make a discretionary contribution to any or all participants.

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

The table below presents the fair value of United’s derivative financial instruments as well as their classification on the consolidated balance sheet as of December 31, 2011 and 2010 (in thousands):

	September 30,	September 30,	September 30,
		Fair Value
Interest Rate Products	Balance Sheet Location	December 31, 2011	December 31, 2010
Liability derivatives	Other liabilities	$422	$—

All derivatives shown in the table above were designated as hedging instruments under ASC 815. United did not have any derivative financial instruments outstanding that were not designated as hedging instruments under ASC 815.

Cash Flow Hedges of Interest Rate Risk

United’s objectives in using interest rate derivatives are to add stability to net interest revenue and to manage its exposure to interest rate movements. To accomplish this objective, United primarily uses interest rate swaps as part of its interest rate risk management strategy. For United’s variable-rate loans, interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for United making variable-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate floors designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if the designated rate index falls below the strike rate on the contract. United pays an up front premium for this interest rate protection. United had no active derivative contracts outstanding at December 31, 2011 or 2010 that were designated as cash flow hedges of interest rate risk.

The effective portion of changes in the fair value of derivatives designated, and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest revenue as interest payments are received on United’s prime-based, variable-rate loans. At December 31, 2011, the amount included in other comprehensive income represents deferred gains from terminated cash flow hedges where the forecasted hedging transaction is expected to remain effective over the remaining unexpired term of the original contract. Such gains are being deferred and recognized over the remaining life of the original derivative contract. For terminated swap contracts, the gains are recognized over the original life of the contract on a straight line basis. For terminated floors, the gains are recognized over the original term based on the original floorlet schedule. During the years ended December 31, 2011 and 2010, United accelerated the reclassification of $4.96 million and $1.37 million, respectively, in gains from terminated positions as a result of the forecasted transactions becoming probable not to occur. During the year ended December 31, 2009, United accelerated the reclassification of an unrealized loss in accumulated other comprehensive income of $3,000 to earnings, as a result of the hedged forecasted transactions becoming probable not to occur. During the next twelve months, United estimates that an additional $3.59 million of the deferred gains on terminated cash flow hedging positions will be reclassified as an increase to interest revenue.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(17)	Derivatives and Hedging Activities, continued

Fair Value Hedges of Interest Rate Risk

United is exposed to changes in the fair value of certain of its fixed rate obligations due to changes in LIBOR, a benchmark interest rate. United uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the benchmark interest rate. Interest rate swaps designated as fair value hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for United making variable rate payments over the life of the agreements without the exchange of the underlying notional amount. At December 31, 2011, United had one interest rate swap with an aggregate notional amount of $14.8 million that was designated as a fair value hedge of interest rate risk. At December 31, 2010, United had no active derivative contracts outstanding that were designated as fair value hedges.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. United includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related derivatives. During the years ended December 31, 2011, 2010 and 2009, United recognized net gains/(losses) of $37,000, $215,000 and $(393,000), respectively, related to ineffectiveness of the fair value hedging relationships. United also recognized a net reduction of interest expense of $110,000, $3.97 million and $6.18 million for the years ended December 31, 2011, 2010 and 2009, respectively, related to United’s fair value hedges, which includes net settlements on the derivatives.

Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement

The tables below present the effect of United’s derivative financial instruments on the consolidated statement of operations for the years ended December 31, 2011, 2010 and 2009.

Derivatives in Fair Value Hedging Relationships (in thousands):

	Amount of Gain (Loss) Recognized in			Amount of Gain (Loss) Recognized in
	Income on Derivative			Income on Hedged Item
Location of Gain (Loss) Recognized in Income on Derivative	2011	2010	2009	2011	2010	2009
Other fee revenue	$328	$(3,760)	$(259)	$(291)	$3,975	$431
Other expense	—	—	(3,177)	—	—	2,612

	$328	$(3,760)	$(3,436)	$(291)	$3,975	$3,043

Derivatives in Cash Flow Hedging Relationships (in thousands):

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)			Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)
	2011	2010	2009	Location	2011	2010	2009

Interest rate products	$—	$2,314	$(1,453)	Interest revenue	$10,157	$17,326	$36,793
				Other expense	4,963	1,370	(3)

Total	$—	$2,314	$(1,453)		$15,120	$18,696	$36,790

Credit-risk-related Contingent Features

United manages its credit exposure on derivatives transactions by entering into a bi-lateral credit support agreement with each counterparty. The credit support agreements require collateralization of exposures beyond specified minimum threshold amounts. The details of these agreements, including the minimum thresholds, vary by counterparty.

United’s agreements with each of its derivative counterparties contain a provision where if either party defaults on any of its indebtedness, then it could also be declared in default on its derivative obligations. The agreements with derivatives counterparties also include provisions that if not met, could result in United being declared in default. United has agreements with certain of its derivative counterparties that contain a provision where if United fails to maintain its status as a well-capitalized institution or is subject to a prompt corrective action directive, the counterparty could terminate the derivative positions and United would be required to settle its obligations under the agreements.

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

As of December 31, 2011, the Bank was categorized as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must exceed the well-capitalized guideline ratios, as set forth in the table and meet certain other requirements. Management believes that the Bank exceeded all well-capitalized requirements, and there have been no conditions or events since year-end that would change the status of well-capitalized. The regulatory designation of “well-capitalized” under prompt corrective action regulations is not applicable to United (a bank holding company). However, Regulation Y defines “well-capitalized” for a bank holding company for the purpose of determining eligibility for a streamlined review process for acquisition proposals. For such purposes, “well-capitalized” requires United to maintain a minimum Tier 1 risk-based capital ratio of 6% and a minimum Total risk-based capital ratio of 10%.

In November 2011, United entered into an informal memorandum of understanding with the Federal Reserve Bank of Atlanta and the Georgia Department of Banking and Finance (the “Holding Company MOU”) that superseded the board resolution previously requested by the Federal Reserve. The Holding Company MOU provides, similar to the superseded resolution, that United may not incur additional indebtedness, pay cash dividends, make payments on our trust preferred securities or subordinated indebtedness or repurchase outstanding stock without prior approval of the Federal Reserve. United was not given permission to pay interest on trust preferred securities and dividends on preferred stock during the first quarter of 2011. Effective April 15, 2011, United received approval to make payments for currently payable and previously deferred dividends and interest on its preferred stock and trust preferred securities. Since then, United has continued to receive quarterly approvals of all payments, including the fourth quarter of 2011 and the fist quarter of 2012. Additionally, the Holding Company MOU requires, among other things, that United ensures that the Bank functions in a safe and sound manner. United believes it if in compliance with all requirements of the Holding Company MOU.

The Bank is currently subject to an informal memorandum of understanding with the FDIC and Georgia Department of Banking and Finance (the “Bank MOU”). The Bank MOU requires, among other things, that the Bank maintain its Tier I leverage ratio at not less than 8% and its total risk-based capital ratio at not less than 10% during the life of the Bank MOU.

Minimum amounts required for capital adequacy purposes and to be well-capitalized under prompt corrective action provisions are presented below for United and the Bank (dollars in thousands):

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Regulatory		United Community Banks, Inc.
	Guidelines		(consolidated)		United Community Bank
	Minimum	Well Capitalized	2011	2010	2011	2010
Risk-based ratios:
Tier 1 capital	4.0%	6.0%	13.69%	9.81%	13.60%	10.85%
Total capital	8.0	10.0	15.41	12.25	14.87	12.61
Leverage ratio	3.0		8.83	6.76	8.78	7.45
Tier 1 capital			$618,695	$489,279	$614,532	$540,183
Total capital			696,881	611,078	671,718	627,829

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(18)	Regulatory Matters, continued

Cash, Dividend, Loan and Other Restrictions

At December 31, 2011 and 2010, the Bank did not have a required reserve balance at the Federal Reserve Bank. Federal and state banking regulations place certain restrictions on dividends paid by the Bank to United. At December 31, 2011, the Bank did not have any retained earnings available for distribution to United in the form of dividends without requesting regulatory approval.

On December 5, 2008, United entered into a Letter Agreement and Securities Purchase Agreement (the “Purchase Agreement”) with the U.S. Treasury Department (“Treasury”) under the Troubled Asset Relief Program (“TARP”) Capital Purchase Program discussed below, pursuant to which United sold (i) 180,000 shares of United’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”) and (ii) a warrant (the “Warrant”) to purchase 426,540 shares (219,909 shares, as adjusted for subsequent stock dividends and a 50% reduction following United’s recent stock offering) of United’s common stock for an aggregate purchase price of $180 million in cash. Pursuant to the terms of the Purchase Agreement, the ability of United to declare or pay dividends or distributions on its common stock is subject to restrictions, including a restriction against increasing dividends from the last quarterly cash dividend per share of ($.45) declared on the common stock prior to December 5, 2008, as adjusted for subsequent stock dividends and other similar actions.

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

The following table summarizes, as of December 31, 2011 and 2010, the contract amount of off-balance sheet instruments (in thousands):

	September 30,	September 30,
	2011	2010
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$415,093	$482,860
Letters of credit	15,888	18,813

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

Letters of credit are conditional commitments issued by United and could result in the commitment being drawn on when the underlying transaction is consummated between the customer and the third party or upon the non-performance of the customer. Those guarantees are primarily issued to local businesses and government agencies. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In most cases, the Bank holds real estate, certificates of deposit, and other acceptable collateral as security supporting those commitments for which collateral is deemed necessary. The extent of collateral held for those commitments varies.

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

Series A

At December 31, 2011 and 2010, there were 21,700 Series A preferred shares, respectively, issued and outstanding, which were issued as non-cumulative preferred stock. The dividend rate of the Series A preferred stock is 6% per annum, provided a dividend has been declared for the common shares. The holders of the Series A preferred stock maintain a liquidation preference to the common stockholder. The Series A preferred stock has no voting rights and United may redeem the Series A preferred stock for an amount equal to the stated value plus the accrued dividend.

Series B

On December 5, 2008, United sold 180,000 shares of Series B Preferred Stock with the Warrant to purchase 426,540 shares (439,817 shares adjusted for stock dividends declared subsequent to issuance) of common stock, to Treasury under Treasury’s Capital Purchase Program. The proceeds from the sale of $180 million were allocated between the Series B Preferred Stock and the Warrant based on their relative fair values at the time of the sale. Of the $180 million in proceeds, $173 million was allocated to the Series B Preferred Stock and $6.90 million was allocated to the Warrant. The accretion of the discount recorded on the Series B Preferred Stock that resulted from allocating a portion of the proceeds to the Warrant is accreted directly to retained earnings over a five-year period applying a level yield, and is reported on the consolidated statement of operations in the determination of the amount of net loss available to common shareholders. The exercise price of the Warrant is $63.30 ($61.40 as adjusted for stock dividends declared subsequent to issuance) and it is exercisable at any time on or before December 5, 2018. According to the terms of the agreement with Treasury, the number of shares issuable under the Warrant was reduced by 50% due to the sale of $211 million in qualifying common equity in the third quarter of 2009. As a result, the number of shares issuable under the warrant was reduced to 219,909.

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

Series D

On February 22, 2011, United entered into a Share Exchange Agreement with the Elm Ridge Parties. Under the Share Exchange Agreement, the Elm Ridge Parties agreed to transfer the Company 1,551,126 shares of the Company’s common stock in exchange for 16,613 shares of the Company’s cumulative perpetual preferred stock, Series D, and warrants to purchase 1,551,126 common shares with an exercise price of $12.50 per share that expire on August 22 ,2013. This exchange transaction did not result in a net increase or decrease to total shareholder’s equity for the year ended December 31, 2011.

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

Restricted stock and options outstanding and activity for the years ended December 31, 2011, 2010 and 2009 consisted of the following:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Restricted Stock		Options
		Weighted		Weighted	Weighted
		Average		Average	Average	Aggregate
		Grant Date		Exercise	Remaining	Intrinsic
	Shares	Fair Value	Shares	Price	Term (Yrs.)	Value (000’s)
December 31, 2008	17,898	$120.85	670,138	$99.95
Stock dividend	635	—	15,897	—
Granted	21,200	35.35	70,890	31.75
Exercised	(6,146)	121.60	(87)	29.80
Cancelled	(78)	151.90	(24,150)	90.65

December 31, 2009	33,509	64.30	732,688	91.50
Granted	86	25.10	2,500	24.55
Exercised	(10,381)	74.26	—	—
Cancelled	—	—	(56,875)	70.40

December 31, 2010	23,214	59.67	678,313	93.00
Granted	410,051	10.15	10,000	11.20
Exercised	(18,621)	26.77	—	—
Cancelled	—	—	(104,666)	76.87

December 31, 2011	414,644	12.19	583,647	94.48	4.10	$—

Exercisable at December 31, 2011			518,062	100.71	3.69	—

During 2011, 10,140 shares having a grant date fair value of $86,000 were granted to certain executive officers over the course of the year as part of their base compensation with no restrictions or vesting requirement. Those shares are included in the table above as granted and exercised within the same year. The grant date fair value was included in compensation expense during 2011.

The following is a summary of stock options outstanding at December 31, 2011:

Options Outstanding				Options Exercisable
Shares	Range	Weighted Average Price	Average Remaining Life	Shares	Weighted Average Price
12,023	$10.00 -30.00	$13.53	9.27	761	$26.51
58,551	30.01 - 50.00	31.94	7.06	30,931	32.28
154,955	50.01 - 70.00	64.81	3.98	131,109	64.55
75,775	70.01 - 90.00	79.34	1.44	75,126	79.36
41,929	90.01 -110.00	107.01	3.30	41,929	107.01
69,083	110.01 -130.00	114.19	2.67	69,083	114.19
165,097	130.01 -150.00	143.74	4.76	162,889	143.68
6,234	150.01 -170.00	152.52	5.17	6,234	152.52

583,647	10.00 - 170.00	94.48	4.10	518,062	100.71

The weighted average fair value of options granted in 2011, 2010 and 2009 was $3.64, $13.19 and $14.27 respectively. The fair value of each option granted was estimated on the date of grant using the Black-Scholes model.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(21)	Shareholders’ Equity, continued

The key assumptions used to determine the fair value of options are presented in the table below:

	September 30,	September 30,	September 30,
	2011	2010	2009

Expected volatility	33%	52%	41%
Expected dividend yield	0.0%	0.0%	0.0%
Expected life (in years)	5.00	6.15	6.25
Risk free rate	2.1%	3.1%	3.3%

United’s stock trading history began in March of 2002 when United listed on the Nasdaq Global Select Market. Expected volatility was determined using United’s historical monthly volatility over a period of 25 quarters. Compensation expense relating to options of $835,000, $1.97 million and $2.82 million, respectively, was included in earnings for 2011, 2010 and 2009. A deferred income tax benefit related to stock option expense of $325,000, $780,000 and $1.04 million was included in the determination of income tax expense in 2011, 2010 and 2009, respectively. The amount of compensation expense for all periods was determined based on the fair value of options at the time of grant, multiplied by the number of options granted that were expected to vest, which was then amortized over the vesting period. The forfeiture rate for options is estimated to be approximately 3% per year. The total intrinsic value of options exercised during 2009, was $1,000. There were no options exercised during 2011 and 2010.

Compensation expense for restricted stock is based on the fair value of restricted stock awards at the time of grant, which is equal to the value of United’s common stock on the date of grant. The value of restricted stock grants that are expected to vest is amortized into expense over the vesting period. Compensation expense recognized in the consolidated statement of operations for restricted stock in 2011, 2010 and 2009 was $1.25 million, $493,000, and $886,000, respectively. The total intrinsic value of restricted stock at December 31, 2011 was approximately $2.90 million.

As of December 31, 2011, there was $4.10 million of unrecognized compensation cost related to nonvested stock options and restricted stock granted under the 2000 Plan. The cost is expected to be recognized over a weighted-average period of 2.23 years. The aggregate grant date fair value of options and restricted stock that vested during 2011 was $2.10 million.

United sponsors a Dividend Reinvestment and Stock Purchase Plan (“DRIP”) that allows participants who already own United’s common stock to purchase additional shares directly from the Company. The DRIP also allows participants to automatically reinvest their quarterly dividends in additional shares of common stock without a commission. During 2011, 2010 and 2009, 538 shares, 7,062 shares and 9,781 shares, respectively, were issued in connection with the DRIP. The DRIP program has been suspended until United regains its S-3 filing status.

United’s 401(k) retirement plan regularly purchases shares of United’s common stock directly from United. During 2011, 2010 and 2009, United’s 401(k) retirement plan purchased 124,705 shares, 89,833 shares and 51,145 shares, respectively, directly from United at the average of the high and low stock prices on the transaction dates. In addition, United has an Employee Stock Purchase Program (“ESPP”) that allows eligible employees to purchase shares of common stock at a 5% discount, with no commission charges. During 2011, 2010 and 2009 United issued 31,573 shares, 24,882 shares and 19,294 shares, respectively through the ESPP.

United offers its common stock as an investment option in its deferred compensation plan. The common stock component is accounted for as an equity instrument and is reflected in the consolidated balance sheet as common stock issuable. The deferred compensation plan does not allow for diversification once an election is made to invest in United stock and settlement must be accomplished in shares at the time the deferral period is completed. At December 31, 2011 and 2010, United had 93,681 shares and 67,287 shares, respectively, of its common stock that was issuable under the deferred compensation plan.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(21)	Shareholders’ Equity, continued

The table below shows the components of accumulated other comprehensive income at December 31, 2011 and 2010 (in thousands):

	September 30,	September 30,
	2011	2010
Unrealized gains on securities available for sale, net of tax	$10,874	$15,168
Unrealized (losses) gains on derivative financial instruments qualifying as cash flow hedges, net of tax	(9,433)	5,683
Unamortized actuarial gains and losses under defined benefit plans, net of amortization	(4,750)	—

Accumulated other comprehensive income	$(3,309)	$20,851

(22)	Fair Value

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

Securities Available for Sale

Investment securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets.

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

Although United has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2011, United had assessed the significance of the effect of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, United has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. United did not have any active derivative contracts at December 31, 2010.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The table below presents United’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and 2010, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	September 30,	September 30,	September 30,	September 30,
December 31, 2011	Level 1	Level 2	Level 3	Total
Assets:
Securities available for sale
U.S. Government agencies	$—	$43,750	$—	$43,750
State and political subdivisions	—	26,339	—	26,339
Mortgage-backed securities	—	1,609,909	—	1,609,909
Corporate bonds	—	107,328	350	107,678
Other	—	2,371	—	2,371
Deferred compensation plan assets	2,859	—	—	2,859

Total assets	$2,859	$1,789,697	$350	$1,792,906

Liabilities:
Deferred compensation plan liability	$2,859	$—	$—	$2,859
Brokered certificates of deposit	—	13,107	—	13,107
Derivative financial instruments	—	422	—	422

Total liabilities	$2,859	$13,529	$—	$16,388

	September 30,	September 30,	September 30,	September 30,
December 31, 2010	Level 1	Level 2	Level 3	Total
Assets:
Securities available for sale
U.S. Government agencies	$—	$98,480	$—	$98,480
State and political subdivisions	—	28,442	—	28,442
Mortgage-backed securities	—	986,074	4,934	991,008
Corporate bonds	—	103,685	350	104,035
Other	—	2,452	—	2,452
Deferred compensation plan assets	3,252	—	—	3,252

Total assets	$3,252	$1,219,133	$5,284	$1,227,669

Liabilities:
Deferred compensation plan liability	$3,252	$—	$—	$3,252

Total liabilities	$3,252	$—	$—	$3,252

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(22)	Fair Value, continued

The following table shows a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs that are classified as level 3 values (in thousands):

September 30,
Securities
Available for Sale
Balance at December 31, 2010	$5,284
Amounts included in earnings	(19)
Paydowns	(1,119)
Transfers between valuation levels, net	(3,796)

Balance at December 31, 2011	$350

In the fourth quarter of 2011, United transferred one mortgage backed security from Level 3 to Level 2. Previously, the security had not been priced and the book value was assigned as the fair value. During the fourth quarter the security was able to be priced based on objectively observable inputs based on similar assets.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

United may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. The table below presents United’s assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2011 and 2010, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	September 30,	September 30,	September 30,	September 30,
December 31, 2011	Level 1	Level 2	Level 3	Total
Assets:
Loans	$—	$—	$133,828	$133,828
Foreclosed properties	—	—	29,102	29,102

Total assets	$—	$—	$162,930	$162,930

	September 30,	September 30,	September 30,	September 30,
December 31, 2010	Level 1	Level 2	Level 3	Total
Assets:
Loans	$—	$—	$106,904	$106,904
Foreclosed properties	—	—	85,072	85,072

Total assets	$—	$—	$191,976	$191,976

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

The short maturity of United’s assets and liabilities results in having a significant number of financial instruments whose fair value equals or closely approximates carrying value. Such financial instruments are reported in the following balance sheet captions: cash and cash equivalents, mortgage loans held for sale, federal funds purchased, repurchase agreements and other short-term borrowings. The fair value of securities available for sale equals the balance sheet value. As of December 31, 2011, the fair value of interest rate contracts used for balance sheet management was a liability of approximately $422,000. United did not have any active derivative contracts outstanding at December 31, 2010.

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

The carrying amount and fair values for other financial instruments included in United’s balance sheet at December 31, 2011 and 2010 are as follows (in thousands):

	September 30,	September 30,	September 30,	September 30,
	2011		2010
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Assets:
Securities held to maturity	$330,203	$343,531	$265,807	$267,988
Loans, net	3,995,146	3,800,343	4,429,431	4,196,142
Liabilities:
Deposits	6,097,983	6,093,772	6,469,172	6,481,867
Federal Home Loan Bank advances	40,625	43,236	55,125	59,498
Long-term debt	120,225	115,327	150,146	93,536

(23)	Transaction with Fletcher International

On April 1, 2010, United entered into a securities purchase agreement with Fletcher International, Ltd. and the Bank entered into an asset purchase and sale agreement with Fletcher International, Inc. and certain affiliates thereof. Under the terms of the agreements, the Bank sold $103 million in nonperforming commercial and residential mortgage loans and foreclosed properties to Fletcher’s affiliates with a nominal aggregate sales price equal to the Bank’s carrying amount. The nonperforming assets sale transaction closed on April 30, 2010. The consideration for the sale consisted of $20.6 million in cash and a loan for $82.5 million. Fletcher formed six affiliated LLCs to purchase the nonperforming assets from United. A separate loan was made to each of the affiliated LLCs with the assets of each LLC cross pledged as collateral to each of the six loans. The loans each have a five year term with principal and interest payments required according to a 20-year amortization table. Interest accrues at a fixed rate of 3.5%. Additional principal payments are required prior to the release of properties serving as collateral for the loans as those properties are sold. The loans have paid according to their contractual terms since their inception.

As part of the agreement, Fletcher received a warrant to acquire 1,411,765 shares of United’s common stock at a price of $21.25 per share. The warrant has a nine year term and expires on May 26, 2019. To date, the warrant has not been exercised. In accordance with the terms of the securities purchase agreement, Fletcher has the right up to July 3, 2012, to purchase up to $65 million in United’s Series C Convertible Preferred Stock. The Series C Convertible Preferred Stock pays a dividend equal to the lesser of 8% or LIBOR plus 4%. The Series C Convertible Preferred Stock is convertible by Fletcher into common stock at $26.25 per share (2,476,191 shares). If Fletcher had not purchased all of the Series C Convertible Preferred Stock by May 31, 2011, it was required to pay United 5% of the commitment amount not purchased by such date, and it must pay United an additional 5% of the commitment amount not purchased by May 31, 2012. Fletcher paid United $3.25 million as it had not purchased the Series C Convertible Preferred Stock as of May 31, 2011. The payment was recorded directly in shareholders’ equity. Fletcher will receive an additional warrant to purchase $35 million in common stock at $30.10 per share (1,162,791 shares) when it purchases the last $35 million of Series C Convertible Preferred Stock. All of the warrants settle on a cashless exercise basis and the net shares to be delivered upon cashless exercise will be less than what would have been issuable if the warrant had been exercised for cash.

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

The table below presents a summary of the assets and equity instruments transferred and received at their respective fair values ($ in thousands, except per share amounts):

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(24)	Condensed Financial Statements of United Community Banks, Inc. (Parent Only)

Statement of Operations

For the Years Ended December 31, 2011, 2010 and 2009

(in thousands)

	September 30,	September 30,	September 30,
	2011	2010	2009
Shared service fees from subsidiaries	$7,646	$6,266	$6,552
Other	609	501	1,208

Total income	8,255	6,767	7,760

Interest expense	9,587	9,249	9,229
Other expense	9,367	7,683	9,109

Total expenses	18,954	16,932	18,338
Income tax (expense) benefit	(1,272)	(9,961)	3,950

Loss before equity in undistributed loss of subsidiaries	(11,971)	(20,126)	(6,628)
Equity in undistributed loss of subsidiaries	(214,775)	(482,218)	(221,699)

Net loss	$(226,746)	$(502,344)	$(228,327)

Balance Sheet

As of December 31, 2011 and 2010

(in thousands)

	September 30,	September 30,
	2011	2010
Assets
Cash	$66,632	$9,331
Investment in subsidiaries	631,770	578,706
Other assets	28,253	25,316

Total assets	$726,655	$613,353

Liabilities and Shareholders’ Equity

Subordinated debentures	$120,225	$120,146
Other liabilities	30,944	24,629

Total liabilities	151,169	144,775
Shareholders’ equity	575,486	468,578

Total liabilities and shareholders’ equity	$726,655	$613,353

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(24)	Condensed Financial Statements of United Community Banks, Inc. (Parent Only), continued

Statement of Cash Flows

For the Years Ended December 31, 2011, 2010 and 2009

(in thousands)

	September 30,	September 30,	September 30,
	2011	2010	2009
Operating activities:
Net loss	$(226,746)	$(502,344)	$(228,327)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in undistributed loss of the subsidiaries	214,775	482,218	221,699
Depreciation, amortization and accretion	122	241	333
Impairment loss on securities	—	—	555
Employee stock compensation	2,144	2,459	3,704
Change in assets and liabilities:
Other assets	(3,604)	47,080	(5,395)
Other liabilities	6,590	(36,782)	2,170

Net cash used in operating activities	(6,719)	(7,128)	(5,261)

Investing activities:
Investment in subsidiaries	(292,000)	—	(210,900)
Purchases of securities available for sale	—	(187)	(438)

Net cash used in investing activities	(292,000)	(187)	(211,338)

Financing activities:
Repayment of subordinated notes	—	—	(1,000)
Proceeds from exercise of stock options	—	—	2
Proceeds from issuance of common stock for dividend reinvestment and employee benefit plans	1,453	1,831	2,154
Proceeds from issuance of common and preferred stock, net of offering costs	361,560	—	211,089
Proceeds from penalty on incomplete private equity transaction	3,250	—	—
Retirement of Series A preferred stock	—	—	(41)
Cash dividends on Series A preferred stock	(13)	(13)	(14)
Cash dividends on Series B preferred stock	(9,020)	(9,000)	(8,500)
Cash dividends on Series D preferred stock	(1,210)	—	—

Net cash provided by (used in) financing activities	356,020	(7,182)	203,690

Net change in cash	57,301	(14,497)	(12,909)

Cash at beginning of year	9,331	23,828	36,737

Cash at end of year	$66,632	$9,331	$23,828

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During the past two years, United did not change accountants nor have any disagreements with its accountants on any matters of accounting principles or practices or financial statement disclosure.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

United’s management, including the Chief Executive Officer and Chief Financial Officer, supervised and participated in an evaluation of the Company’s disclosure controls and procedures as of December 31, 2011.

Based on that evaluation and the identification of a material weakness in United’s internal control over financial reporting, as described in “Management’s Report on Internal Control Over Financial Reporting” included in Item 8 of this report, management, including the Chief Executive Officer and Chief Financial Officer, has concluded that, as of December 31, 2011, United’s disclosure controls and procedures were not effective in accumulating and communicating information to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosures of that information under the Securities and Exchange Commission’s rules and forms.

As described in “Management’s Report on Internal Control Over Financial Reporting” included in Item 8 of this report, management has implemented certain remediation measures to address the prior material weakness in United’s internal control over financial reporting and, as a result, believes its disclosure controls and procedures were effective as of the filing date of this report.

Changes in Internal Control Over Financial Reporting

No changes were made to United’s internal control over financial reporting during the fourth quarter of 2011 that materially affected, or are reasonably likely to materially affect, United’s internal control over financial reporting. However, during 2012 (and prior to its preparation of the financial statements and related disclosures included in this report), management has implemented certain remediation measures to address the prior material weakness in United’s internal control over financial reporting in the area of accounting for income taxes, which are described in “Management’s Report on Internal Control Over Financial Reporting” included in Item 8 of this report.

Management’s Report on Internal Control Over Financial Reporting

United’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Management’s assessment of the effectiveness of United’s internal control over financial reporting as of December 31, 2011 is included in Item 8 of this report under the heading “Management’s Report on Internal Control Over Financial Reporting.”

ITEM 9B.	OTHER INFORMATION.

There were no items required to be reported on Form 8-K during the fourth quarter of 2011 that were not reported on Form 8-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Pursuant to instruction 3 to paragraph (b) of Item 401 of Regulation S-K, information relating to the executive officers of United is included in Item 1 of this Report.

BOARD OF DIRECTORS

Jimmy C. Tallent Age 59	Director since 1988 President and Chief Executive Officer

Mr. Tallent has served as President and Chief Executive Officer of United from the time it was formed in 1988. He served as United Community Bank’s President and Chief Executive Officer since 1984 and currently serves as its Chairman. Under Mr. Tallent’s leadership, United has grown from a small, one-branch banking operation in the rural community of Blairsville, Georgia to the third largest bank holding company headquartered in Georgia, with $7.4 billion in assets and 106 banking offices covering three states in the Southeast. Mr. Tallent is a member of the Georgia Power board of directors and serves as a Trustee of Young Harris College in Young Harris, Georgia. He is a former member of the State Board for the Georgia Department of Technical and Adult Education, the Global Health Action board of directors and the Georgia Chamber of Commerce board of directors. Mr. Tallent has also served as the Georgia State YMCA Finance Chairman.

Mr. Tallent’s many professional accomplishments include being honored with the Georgia Economic Developers Association’s Spirit of Georgia Award, which was presented to Mr. Tallent in 1999. This award is presented annually to a Georgia business executive who has demonstrated superior ability, originality, potential impact, and courage in business development. For six consecutive years, Georgia Trend magazine has recognized Mr. Tallent as one of the “100 Most Influential Georgians”. In 2007, Mr. Tallent was honored with the Ernst & Young Entrepreneur of the Year Award for Financial Services in the Alabama / Georgia / Tennessee region. Mr. Tallent attended Young Harris College and Piedmont College and is a graduate of the Georgia Banking School in Athens, Georgia.

For the following reasons, the Board of Directors of United has concluded that Mr. Tallent should serve as a director of the Company. As President and Chief Executive Officer, Mr. Tallent is the only officer to serve on our Board. With more than 27 years of experience, Mr. Tallent has a deep knowledge and understanding of United, its “community banks” and its lines of business. Mr. Tallent has demonstrated leadership abilities and has the integrity, values and good judgment that make him well suited to serve on the Board of Directors.

Robert L. Head, Jr.	Director since 1988
Age 72	Chairman of the Board
Nominating/Corporate Governance Committee
Compensation Committee

Mr. Head has served on the Board of Directors of United since its establishment in 1988, and was elected Chairman in 1989. Mr. Head has served on the board of United Community Bank since 1973. In addition to his service with United, Mr. Head serves on the Board of Trustees and Executive Committee of Young Harris College. He also served on the Georgia State Board of Industry, Trade and Tourism from 1994 to 2000.

Mr. Head has been president of Head-Westgate Corporation, a commercial construction and retail center management company, since 1987. Previously, he was president of Robert L. Head Building Supply from 1970 to 1986. Mr. Head began his professional career in 1961 as a production accountant for the Coca-Cola Company, followed by military service in the U.S. Army Reserves and Georgia Air National Guard. He holds an associates degree from Young Harris College, as well as a graduate degree from Georgia State University.

United values business leadership and the experience our directors gain through such leadership. Mr. Head is recognized both locally and statewide for his knowledge of management, industry and construction – all valuable assets to the Board of Directors because a significant portion of United’s business is in the areas of construction and small business banking. Mr. Head’s extensive experience and leadership in these areas provide a unique perspective to the Board. The Board also believes that Mr. Head’s values and commitment to excellence make him well suited to serve as Chairman of the Board of Directors.

W. C. Nelson, Jr.	Director since 1988
Age 68	Vice Chairman of the Board
Audit Committee Chairman
Nominating/Corporate Governance Committee
Compensation Committee

Mr. Nelson has served on the Board of Directors of United since its formation in 1988, and was elected Vice Chairman in 1992. He has served on the board of United Community Bank since 1974. Mr. Nelson is the co-owner and operator of Nelson Tractor Co. in Blairsville, Georgia, a dealer of farm and light industrial equipment established by the Nelson family in 1949. In this capacity, he has served on the Ford Tractor National Dealer Council, as well as the Kubota National Dealer Advisory Board representing southeast U.S. dealers. Mr. Nelson attended Young Harris College and The Georgia Institute of Technology. He has been a member of the Union County (Georgia) Development Board for more than 30 years and has served as chairman for 15 years. Mr. Nelson is a current member of the Tennessee Valley Authority (TVA) Regional Resource Stewardship Council representing the state of Georgia, and is currently on the Young Harris Board of Associates and the Blairsville Downtown Development Authority.

In addition to owning and operating a thriving local business, Mr. Nelson’s managerial and leadership expertise is recognized by professional and governmental entities nationwide. In addition to his keen leadership, Mr. Nelson brings to the Board of Directors a broad community perspective due to his lengthy involvement in, and leadership of, varied local and regional municipal organizations – a valued perspective because of United’s strong commitment to the communities it serves. The Board believes that Mr. Nelson’s dedication to community development, as well as his decades of business leadership and board experience makes him well suited for the Board of Directors.

Robert H. Blalock	Director since 2000
Age 64	Audit Committee
Nominating/Corporate Governance Committee
Compensation Committee

Mr. Blalock has been Chief Executive Officer of Blalock Insurance Agency, Inc. in Clayton, Georgia, since 1974. He served as an organizing director of First Clayton Bank and Trust when the bank was formed in 1988. He was a director and served on the compensation and audit committees for First Clayton Bank and Trust, which was acquired by United in 1997, and was past chairman of the board. Mr. Blalock remains on the community bank board of United Community Bank – Clayton (the former First Clayton Bank and Trust), and joined United’s Board in 2000. Mr. Blalock is a graduate of University of Georgia and served as an Infantry Officer in the U.S. Army. He served a tour of duty in Vietnam with the 101 Airborne Division. He was a member of the Rotary Club of Clayton Board of Directors from 1974 to 1991 and served as the club’s vice president.

Extensive knowledge and business experience, as well as involvement in our banking communities, provide critical insight to our Board of Directors. Mr. Blalock’s experience and leadership of a small business in the Clayton community provides a much-needed perspective into a business community that is representative of several others in United’s service area. As a past director of First Clayton Bank and Trust – which has been part of United since 1997 – Mr. Blalock brings not only a rich history of banking leadership, but a perspective of the bank acquisition process. The Board believes that Mr. Blalock’s 37 years of business experience and 21 years of bank board experience make him well suited to serve on the Board of Directors.

Cathy Cox	Director since 2008
Age 53	Audit Committee
Nominating/Corporate Governance Committee Chairman
Compensation Committee Chairman

Ms. Cox has served on the Board of Directors of United and the board of United Community Bank since 2008. Ms. Cox has been President of Young Harris College, a private, liberal arts college in North Georgia, since 2007. In her short time at the college, she has moved the college from two-year to four-year status, increased enrollment of the institution by 50 percent, doubled the size of the faculty, and added nearly $50 million in new facilities to the campus. Prior to joining the college, Ms. Cox served as the Georgia Secretary of State. Twice elected, in this role she served as the Commissioner of Securities, overseeing the regulation of the securities industry within the state. She also participated in one of the largest ever national settlements against national investment banks for state and federal law violations.

Ms. Cox was twice elected to the Georgia House of Representatives where she served on the House Judiciary Committee; Game, Fish and Parks Committee; State Institutions and Properties Committee; Georgia Code Revision Commission; and various House study committees. Prior to her public service, Ms. Cox worked as an attorney, first as an associate with Hansell & Post in Atlanta, Georgia, and then as a partner with Lambert, Floyd & Conger in Bainbridge, Georgia. She started her professional career as a newspaper reporter. Ms. Cox holds an A.S. degree from Abraham Baldwin Agricultural College, an A.B.J. degree from University of Georgia, and a J.D. from Mercer University School of Law. She was Editor-in-Chief of the Mercer Law Review.

Ms. Cox provides a very unique combination of legal, governmental and educational experience to the Board of Directors. In her legal career, Ms. Cox served as legal counsel for community banks in Georgia. This, combined with her extensive government service, brings a depth of legal and governmental expertise to the Board. Her leadership of a college undergoing tremendous growth demonstrates Ms. Cox’s vision and strong management skills, and offers the perspective of a key educational institution to the Board. For these reasons, the Board believes Ms. Cox is well suited to serve on the Board of Directors.

Hoyt O. Holloway	Director since 1993
Age 72	Nominating/Corporate Governance Committee
Compensation Committee

Mr. Holloway has been owner of H & H Farms, a poultry operation, since 1989. He also is co-owner and manager of Holloway Properties LLC, a real estate development and commercial property rental company. Previously, he owned and operated Holloway Service Center, a tire and auto service business, for ten years. During his career, Mr. Holloway also has co-owned and managed an automobile dealership, oil distributorship and service station. Mr. Holloway currently serves as chairman of the community bank board of United Community Bank—Fannin County (Georgia) and has served on the Fannin County Hospital Authority Board and the Fannin County Health Department Advisory Board. He was one of seven organizers of Peoples Bank of Fannin County in 1986, where he served as a member of the bank’s board since 1986 and audit committee for three years and has served on the Board of Directors of United Community Banks, Inc. since United acquired Peoples Bank of Fannin County in 1993.

Mr. Holloway brings to the Board of Directors decades of business management experience and entrepreneurship. As small business and real estate development experience are important aspects of United’s business, Mr. Holloway’s accomplishments and leadership in these areas provide invaluable perspective for the Board. The Board believes that this experience, his history with organizing Peoples Bank of Fannin County, as well as his integrity and commitment to community development make him well suited to serve on the Board of Directors.

John D. Stephens	Director since 2007
Age 71	Nominating/Corporate Governance Committee
Compensation Committee

Mr. Stephens is owner, general and managing partner of Stephens MDS, LP, in College Park, Georgia, which oversees the operation of a construction and demolition landfill. He also is owner and president of Stephens Rock and Dirt, Inc., which oversees all aspects of the operation of a facility for the recycling and processing of soil, rock, concrete, concrete blocks and cured asphalt pavement. He is general and managing partner of three real estate, development and property management companies. From 1966 to 2005, Mr. Stephens was president of John D. Stephens, Inc., an underground utility, heavy construction and pipeline construction company. Mr. Stephens also serves on the Executive Committee of the Gwinnett Chamber of Commerce and Board of Trustees of Georgia Gwinnett College. He is past president of the Georgia Utility Contractors Association and has served on the Georgia Board of Industry and Trade Commission. Mr. Stephens holds an associates degree and Bachelor of Science degree in Mechanical Technology from Southern Polytechnic State University.

Mr. Stephens has extensive experience in bank board participation and bank leadership roles, beginning in the 1970s as a board member of Gwinnett County Bank. Through various mergers and acquisitions of Gwinnett County Bank between that time and 2000, Mr. Stephens served on the boards of Button Gwinnett Savings Bank, The Bank of Gwinnett, and Premier Bank. In 1999, he participated as a director in the sale of Premier Bank to BB&T. A year later, he helped to organize and found First Bank of Gwinnett, where he served as chairman of the board. First Bank of Gwinnett became First Bank of the South, which was acquired by United in 2007.

Mr. Stephens’ involvement on the board of First Bank of South and its parent company as well as on a number of other Atlanta-area bank boards since the 1970s, provides decades of bank leadership experience to the Board of Directors, as well as insight into the Atlanta region – an area of growth for United. His perspective of bank formation, mergers, acquisition and operation provides a unique perspective and background. Because of this, and his 44 years of business and industrial experience, the Board believes Mr. Stephens is well suited for the Board of Directors.

Tim Wallis	Director since 1999
Age 60	Nominating/Corporate Governance Committee
Compensation Committee

Mr. Wallis is owner and president of Wallis Printing in Rome, Georgia. Previously, he worked in production and sales at what was then Brazelton-Wallis Printing Company from 1974 until 1985, when he became owner and president. In addition to serving on the Board of Directors of United, Mr. Wallis also serves as chairman on the community bank board of United Community Bank – Rome. He has served on the board of directors of the Printing and Imaging Association of Georgia (PIAG) and was chairman of the association’s Government Relations Committee. In this capacity he worked directly with PIAG legislative liaisons at both the state and national levels. Mr. Wallis currently serves on the Georgia Chamber of Commerce board of directors. He also has served on the Darlington School board of trustees, Georgia Southern College Foundation board of trustees, Rome/Floyd YMCA board of trustees, and the United Way of Rome and Floyd County board of trustees. He is a graduate of Georgia Southern University.

Mr. Wallis has been a community leader and long-term owner of a small business. With United’s interest in small business and commercial banking, Mr. Wallis brings a valuable perspective and insight to the Board. His varied experience in a number of community boards, as well as his service on the United Community Bank – Rome community bank board, gives the Board a much needed focus on the needs of our mid-size banking communities and the business owners within those communities. For these reasons, and his experience with statewide commerce, the Board believes Mr. Wallis is well suited to serve on the Board of Directors.

There are no family relationships between any director, executive officer, or nominee for director of United.

ITEM 11.	EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

Overview

The Compensation Committee of the Board of Directors has the important responsibility of ensuring that United’s executive compensation policies and practices are based on three simple principles:

•	pay competitively within our industry;

•	pay for appropriate performance based on pre-established goals; and

•	design compensation programs with sound risk management practices and a balance between short-term and long-term objectives that provide for value creation for the Company and our shareholders.

In addition to its focus on compensation matters, the Compensation Committee occasionally recommends policies related to leadership development and employee retention for consideration by the Board of Directors.

The Compensation Committee considered, among other things, the following significant matters when making its 2011 compensation decisions:

•

Economic conditions and the credit environment were very difficult throughout 2011. With the depressed real estate market and high unemployment continuing, business activity across a wide range of industries and regions was greatly reduced and local governments and businesses have been serious difficulty due to the lack of consumer spending and the lack of liquidity in the credit markets. This overall environment and difficulty in United’s markets led to further declines in real estate values and elevated levels of non-performing loans and charge-offs during 2011.

•

United incurred a net loss of $226.7 million in 2011, of which $237.3 million was in the first quarter of 2011, primarily the result of credit losses associated with the execution of a plan to sell approximately $293 million in substandard and nonperforming loans and to accelerate the disposition of approximately $142 million in foreclosed properties. Excluding the first quarter of 2011, the remainder of the year was profitable and resulted in net income of $10.6 million. This compared to a net loss of $502 million in 2010, which included non-cash charges of $211 million for goodwill impairment, a tax charge of $157 million to recognize a full valuation allowance on United’s net deferred tax asset, a $11.8 million partial fraud loss recovery, as well as a $45.3 million loss from United’s 2010 transaction with Fletcher International Ltd. and its affiliates.

•

During the first quarter of 2011, United closed the $380 million Private Placement pursuant to which institutional investors purchased 24,085,855 shares of common stock and 15,914,209 shares of non-voting common stock. The Private Placement resulted in an increase to shareholders’ equity of $362 million, net of transaction costs.

In addition, United held an advisory “say on pay” vote on the compensation of its executive officers in 2011. United’s shareholders overwhelmingly approved such compensation with 98% of votes cast voted in favor of the say on pay resolution. As the Compensation Committee evaluated its compensation policies and overall objectives for 2012, it took into consideration this strong support of United’s shareholders. As a result, the Compensation Committee decided to retain the general approach and structure of United’s compensation plan for its executive officers. In the future, the Compensation Committee will continue to take the results of the say on pay vote into account. While this vote was not binding on United, our Board of Directors or Compensation Committee, we value the opinions of our shareholders and, to the extent there is any significant vote against the compensation of our executive officers, we will consider our shareholders’ concerns and the Compensation Committee will evaluate whether any actions are necessary to address those concerns.

As used in this “Compensation of Executive Officers and Directors” section, the following executives of United are referred to collectively as the “Named Executive Officers”: Jimmy Tallent – United’s President and Chief Executive Officer; Rex Schuette – United’s Executive Vice President and Chief Financial Officer; David Shearrow – United’s Executive Vice President and Chief Risk Officer; Glenn White – United’s President of the Atlanta Region; and Bill Gilbert – United’s President of the North Georgia and Coastal Georgia Regions.

Philosophy

United’s compensation programs are designed to attract and retain key employees, motivating them to achieve desired goals, both short and long-term, creating expectations for positive results and rewarding them for strong performance. Different programs are geared to short and long-term performance with the goal of increasing shareholder value over the long term. Because United believes the performance of every employee is important to the Company’s success, it is mindful of the effect of executive compensation and incentive programs on all of its employees and tries to establish programs that are fair in light of the compensation programs for all other employees.

United believes that the compensation of the Company’s senior executives should reflect their success as a management team and as individuals in attaining key operating objectives, such as growth of revenue, loans and deposits; growth of earnings and earnings per share; growth or maintenance of market share, long-term competitive advantage, customer satisfaction and operating efficiencies; and, ultimately, in attaining long-term growth in the market price of United’s stock. At the same time, United does not believe its executive compensation programs should encourage unnecessary or excessive risks. United believes that the performance of its senior executives in managing the Company, considered in light of economic, industry and competitive conditions, should be the basis for determining their overall compensation.

United also believes that their compensation should not be excessive or based on the short-term performance of United’s stock, whether favorable or unfavorable, but rather that the price of United’s stock will, in the long-term, reflect the Company’s operating performance, and ultimately, the management of the Company by its executives. United seeks to have the long-term performance of its stock reflected in executive compensation through its stock option, restricted stock and other equity incentive programs.

Regulatory Limits

TARP Capital Purchase Program. On December 5, 2008, as part of the United States Department of the Treasury’s (“Treasury”) TARP Capital Purchase Program (the “CPP”), United entered into an Agreement (the “Purchase Agreement”) with Treasury, pursuant to which United sold 180,000 shares of Series B Cumulative Preferred Stock (the “Series B Preferred Stock”) and a warrant to purchase 1,099,542 shares (219,909 shares as adjusted for United’s 1 for 5 reverse stock split) of Common Stock for an aggregate purchase price of $180 million in cash.

In the Purchase Agreement, United agreed that, until such time as Treasury ceases to own any securities of United acquired pursuant to the Purchase Agreement, United will take all necessary action to ensure that its benefit plans with respect to its senior executive officers comply with Section 111(b) of the Emergency Economic Stabilization Act of 2008 (the “EESA”) as implemented by any guidance or regulation under the EESA and agreed to not adopt any benefit plans with respect to, or which covers, its senior executive officers that do not comply with the EESA, and the applicable executives have consented to the foregoing. Section 111(b)(2) of the EESA provides for the executive compensation and corporate governance standards to include:

•	limits on compensation that exclude incentives for senior executive officers of financial institutions to take unnecessary and excessive risks that threaten the value of the financial institution;

•	required recovery of any bonus or incentive compensation paid to a senior executive officer based on statements of earnings, gains, or other criteria that are later proven to be materially inaccurate;

•

a prohibition on the financial institution from making any “excess parachute payment” to any senior executive officer, as defined under Section 280G of the Internal Revenue Code of 1986, as amended, (an “Excess Severance Payment”) during the period that Treasury holds an equity or debt position; and

•	an agreement to limit a claim for a federal income tax deduction with respect to a senior executive’s compensation that exceeds $500,000 per year.

American Recovery and Reinvestment Act. On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (the “ARRA”) was enacted. The ARRA imposed new executive compensation and corporate expenditure limits on all CPP recipients until the institution has repaid Treasury the amount of a CPP investment. The ARRA standards that apply to United and its senior executive officers include:

•

a prohibition on bonuses, retention awards and other incentive compensation, other than the granting of restricted stock awards which are limited to one-third of an employee’s total annual compensation and further, that do not fully vest while Treasury holds an investment;

•	a prohibition on making any payments for departure from United other than compensation earned for services rendered or accrued benefits;

•

subjecting bonus, retention awards and other incentive compensation to repayment (clawback) if such payments were based on statements of earnings, revenues, gains or other criteria that are later found to be materially inaccurate;

•	a prohibition on compensation plans that encourage manipulation of reported earnings;

•

a required company-wide policy regarding excessive or luxury expenditures including office and facility renovations, aviation or other transportation services and other activities or events that are not reasonable expenditures for staff development, reasonable performance incentives or similar measures in the ordinary course of business; and

•	inclusion of a “say-on-pay” proposal to a non-binding vote of shareholders at the annual meetings, whereby shareholders vote to approve the compensation of executives.

Amendments to Compensation Arrangements. As required by the ARRA, a number of amendments were made to our compensation program. The amendments include:

•	Bonuses, retention awards and other incentive compensation payments to senior executive officers have been prohibited while Treasury holds an investment.

•	All of the Named Executive Officers have executed a letter agreement waiving their right to any severance payment that violates the ARRA.

•

A policy has been adopted that subjects any bonus or award payment to clawback if that payment was based on statements of earnings or other criteria that are later proven to be materially inaccurate. In addition, all of the Named Executive Officers and other applicable employees that are one of the next twenty most highly compensated employees during the time that Treasury holds an investment have executed a letter agreement reflecting this clawback policy.

Incentive Compensation Plan Risk Assessment. In addition to the EESA and the ARRA, the SEC now requires that the Compensation Committee review United’s compensation arrangements with the members of management responsible for risk management for all employees to determine if any such arrangements create risks that are reasonably likely to have a material adverse effect on United. The Compensation Committee also considers whether they encourage excessive or unnecessary risk-taking by our senior executive officers. As part of its review, the Compensation Committee considers the various risks to which United is subject, including market, liquidity, interest rate, operational, financial, credit quality, reputational and other risks, and how United’s incentive compensation programs may contribute to risk. The Compensation Committee also considered United’s controls and actions taken to mitigate and monitor those risks.

As previously described, because no bonuses, retention awards and other incentive compensation payments may be made to senior executive officers while Treasury holds an investment, the Compensation Committee determined that none of the incentive compensation plans applicable to Named Executive Officers create or encourage undue risks or are reasonably likely to have a material adverse effect on United. Generally, the Compensation Committee concluded that United’s incentive compensation programs applicable to senior management are designed to encourage long-term growth and shareholder value-creation, the delivery of superior customer service to promote core loan and deposit growth.

United maintains incentive compensation plans that pay loan and deposit production incentives to bank personnel. Incentives are paid for various measures of production consistent with United’s goals for the year. As part of the Compensation Committee’s risk assessment, the Committee noted that the incentive compensation plans for lenders presented somewhat more risk than other plans because commissions were based on loan production volume and constituted a higher portion of the Company’s incentive compensation expense than the other plans. However, as part of the risk assessment, the Compensation Committee concluded that these plans do not create risks that are reasonably likely to have a material adverse effect on United because all loans must be approved by credit underwriting personnel and, depending on the size of the loan or credit relationship, by bank or executive management prior to being made and management has the ability to adjust bonus payments down based on the performance of the loan.

Administration

Generally, the Compensation Committee reviews the performance and approves all compensation of United’s senior executives and, based upon this evaluation, establishes their compensation. For all senior executives other than the Chief Executive Officer, the Chief Executive Officer makes recommendations to the Compensation Committee.

No Compensation Committee member has been an officer or employee of United, and the Board has considered and determined that all of the members are independent as defined under the Nasdaq Listing Requirements. Several members of the Compensation Committee have a significant percentage of their net worth invested in shares of United and all members have interests aligned with the interests of other shareholders. The Compensation Committee’s charter is available in the corporate governance section of United’s website, www.ucbi.com.

Though not members of the Compensation Committee in 2011, Jimmy Tallent, United’s President and Chief Executive Officer, and Rex Schuette, United’s Executive Vice President and Chief Financial Officer, were invited to most Compensation Committee meetings. Although all invitees may participate in discussions and provide information that the Compensation Committee considers (except for discussions with respect to any invitee’s own compensation, in which an executive does not participate), invitees do not participate in voting and decision-making.

In setting and approving compensation of senior executives, the Compensation Committee considers objective measurements of business performance, the accomplishment of strategic and financial objectives, the development of management talent within the Company, and other matters relevant to the short-term and the long-term success of the Company and the enhancement of shareholder value in the broadest sense. As described above, the Committee also considered the recommendations of Mr. Tallent in 2011 with respect to the other Named Executive Officers, not including Mr. Tallent.

In performing its responsibilities for executive compensation, the Compensation Committee has sole authority to, and does to the extent it deems necessary or desirable, retain and consult with outside professional advisors. During 2011, Mercer, LLC advised the Compensation Committee and the Board on executive compensation and the regulatory restrictions that include limits on cash bonus, options and restricted stock. Mercer reported directly to the Compensation Committee. Mercer has provided no other non-executive compensation consulting services to United.

Mercer performed a study of the compensation of executive management of companies within the industry and with companies of comparable size. The groups used to compare executive compensation include (1) a peer group of 12 bank holding companies with asset sizes ranging from $6.0 to $9.9 billion and a median of $8.3 billion (the “Peer Group”) and (2) a reference group of 11 bank holding companies with asset sizes ranging from $11.6 to $14.5 billion with a median asset size of $13.4 billion (the “Reference Group”), approximately the asset size to which United could grow in the next three to five years. The Peer Group consisted of Boston Private Financial Holdings, Inc., CapitalSource, Inc., F.N.B. Corporation, First Financial Bancorp, First Midwest Bancorp, Inc., IBERIABANK Corporation, National Penn Bancshares, Inc., Old National Bancorp, Park National Corporation, Sterling Financial Corporation, Trustmark Corporation and United Bancshares, Inc. The Reference Group consisted of BancorpSouth, Inc., Bank of Hawaii Corporation, FirstMerit Corporation, International Bancshares Corporation, Private Bancorp, Inc., Signature Bank, Susquehanna Bancshares, Inc., UMB Financial Corporation, Umpqua Holdings Corporation, Valley National Bancorp and Wintrust Financial Corporation. The Compensation Committee also compared United’s executive compensation to published executive compensation surveys, including bank holding companies with similar asset sizes, compiled with the assistance of Mercer.

The Compensation Committee compares the performance of United to the performance of the companies in the Peer Group and Reference Group and establishes United’s compensation practices similar to or more or less than such companies consistent with its goal of competitively compensating United’s Named Executive Officers. The Compensation Committee has attempted to compensate its Named Executive Officers comparable to executive officers at Peer Group and Reference Group companies but generally above the median compensation paid in each such group. The Compensation Committee also uses Mercer’s analysis to assist in determining the amounts of each element of compensation.

Elements of Compensation

Compensation for each senior executive is allocated among annual base salary, annual non-equity incentive awards and equity incentive awards. The Compensation Committee chooses to pay each element of compensation in order to attract, retain and motivate highly qualified executive talent, reward superior annual performance and provide incentives for their balanced focus on long-term strategic goals and increasing shareholder value as well as short-term performance. The amount of each element of compensation is determined by or under the direction of the Compensation Committee, which uses the following factors to determine the amount of salary and other benefits to pay each executive: performance against corporate and individual objectives for the previous year; difficulty of achieving desired results in the coming year; value of their unique skills and capabilities to support United’s long-term performance; performance of their general management responsibilities; and, contribution as a member of the executive management team.

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

Between 2007 and 2009, the Compensation Committee did not increase the annual base salaries for any of the Named Executive Officers as well as most other members of senior management. Further, in 2009, Mr. Tallent voluntarily requested that his salary be reduced by $80,000 to $400,000. As a result, by 2010, several of United’s executive officers’ compensation packages, as well as other key officers, had fallen well below the market median for United’s peer group. In 2010, the Compensation Committee increased Mr. Schuette’s and Mr. Shearrow’s base salaries to $325,000 and in 2011, increased their base salaries to $350,000, in each case to bring their compensation closer to the peer group median while Mr. Tallent’s salary was restored to $500,000, slightly above his 2009 level. Mr. Gilbert and Mr. White’s base salaries were not increased in 2011.

In June 2011, the Compensation Committee approved salary stock awards for Mr. Schuette and Mr. Shearrow of $133,500, which further increased their base salaries to $483,500. While these adjustments moved their base salaries temporarily above peer group medians, the salary adjustments had the effect of shifting a portion of total compensation from variable to fixed. This resulted in the executives’ total compensation after the awards remains consistent with our compensation philosophy when compared to total compensation for our peer group. The salary stock awards are paid in fully vested shares of Common Stock (“Salary Stock”) issued under the Equity Plan. The number of shares of Salary Stock issued to each executive is determined each pay period by dividing the amount of salary to be paid in stock by the reported closing market price for the Common Stock on the pay date for such pay period (or if not a trading day, on the immediately preceding trading day). The Compensation Committee may, at its sole discretion and without the executives’ consent, suspend, modify or terminate this compensation component at any time. The Compensation Committee also approved a Salary Stock award of $100,000 for Mr. Tallent. Mr. Tallent requested this award not be paid, and the Compensation Committee accepted his request.

Non-Equity Incentive Awards. The Compensation Committee believes that its senior management’s incentive compensation should be linked directly to achievement of specified financial and non-financial objectives. As a result, the Compensation Committee adopted and the shareholders approved the Management Annual Incentive Plan in 2007. This “pay for performance” plan has governed the level of bonuses that could be awarded by the Compensation Committee to senior executive officers during the past five years.

Under United’s Management Annual Incentive Plan, the Compensation Committee strives to link salary and non-equity incentives to objective standards of performance and may consider the non-financial factors discussed earlier and various financial performance measures, including operating and reported earnings per share; returns on equity, tangible equity and assets; revenue, loan and deposit growth; operating efficiency; loan and credit quality; and customer satisfaction scores. In addition, the plan was designed to qualify for compliance with the limitations on executive compensation deductions under Internal Revenue Code of 1986, as amended, Section 162(m).

During the first quarter of 2011, the Board and Compensation Committee suspended the Management Annual Incentive Plan for 2011 due to the execution of the Asset Disposition Plan and related significant net loss for the quarter and full year. As a result, the Compensation Committee determined that the minimum performance measures that would have been required for 2011 could not be met. Therefore, the Compensation Committee did not grant non-equity incentive compensation awards or cash bonuses in 2011 to any Named Executive Officers. Also, United did not grant non-equity incentive compensation awards or cash bonuses to the Named Executive Officers between 2007 and 2010.

Equity Incentive Awards. An important element of compensation in the banking industry is the provision of long-term incentives in the form of equity awards such as stock options, restricted stock, and restricted stock units. United also regards equity incentive awards as a key retention tool. These considerations are paramount in the Compensation Committee’s determination of the type of an award to grant and the number of underlying awards to be granted. Because of the direct relationship between the value of an option, restricted stock or restricted stock units and the market price of United’s Common Stock, United believes that granting these equity incentive awards are the best method of motivating executive and other senior management to manage the Company in a manner that is consistent with the long-term interests of United’s shareholders.

Equity incentive awards are granted under the Equity Plan, which is a broad-based, shareholder approved plan covering Named Executive Officers, other members of senior management and other key management personnel. The Equity Plan permits United to grant stock options, restricted stock and restricted stock units and provides additional flexibility, if circumstances of United’s business and opportunities warrant, to grant other forms of equity-based compensation.

The Equity Plan does not permit the grant price for stock options, restricted stock, or restricted stock units to be reduced after the initial grant date. Participants may not exercise stock options or receive restricted stock or restricted stock units until they vest. Because the exercise price of stock options and the grant price for restricted stock and restricted stock units is the fair market value of the underlying stock on the date of grant, participants do not realize any benefit from such awards unless United’s stock price appreciates prior to their maturity.

During 2011, options to acquire 10,000 shares of Common Stock were awarded by the Compensation Committee in connection with employment offers. Except for those options granted in connection with employment offers, there were no options awarded to the Named Executive Officers or any other employee during 2011.

During 2011, the Compensation Committee awarded restricted stock units as part of a retention plan to retain key officers of the Company. The restricted stock units vest equally over three years for key officers and vest equally in June 2013 and June 2014 for the Named Executive Officers, subject to TARP vesting restrictions. As part of this retention program, 399,909 restricted stock units were granted to key officers, including 87,132 granted to the Named Executive Officers.

Retirement and Other Benefits

The Compensation Committee believes that retirement and deferred compensation benefits provide financial security to senior management and their families for their service to the Company. As a result, United has adopted the following two plans:

Modified Retirement Plan. United maintains a modified retirement plan (the “Modified Retirement Plan”) for certain Named Executive Officers and other key personnel. See the disclosure provided in “Executive Compensation – Pension Benefits” for a description of the material terms of the Modified Retirement Plan and disclosure of 2011 benefits provided to the Named Executive Officers under the Modified Retirement Plan.

In 2011, the Compensation Committee, upon the recommendation of outside consultants, elected to increase the annual retirement benefit by $30,000 for Mr. Tallent and $20,000 for Mr. Schuette and Mr. Shearrow to an annual retirement benefit payable of $180,000 and $130,000, respectively. Mr. Gilbert became a participant in the plan in 2010 and his annual retirement benefit was increased by $20,000 to $70,000 in 2011.

Deferred Compensation Plan. In addition, United maintains a deferred compensation plan (the “Deferred Compensation Plan”) for senior management, members of the Board of Directors, members of United’s local community bank boards and certain other key personnel. See the disclosure provided in “Executive Compensation – Nonqualified Deferred Compensation” for a description of the material terms of the Deferred Compensation Plan and disclosure of 2010 benefits provided to the Named Executive Officers under the Deferred Compensation Plan.

Perquisites and Other Benefits

The perquisites provided to United’s Named Executive Officers in 2011 were the use of a company-owned car or a car allowance and the payment of the dues for club memberships that are not used exclusively for business purposes. These personal benefits are generally provided to similarly situated financial institution executives in the Company’s market areas, and United believes it is appropriate to award its senior executives with similar benefits.

United also provides matching contributions of up to 5% of the bonus contributions to the Deferred Compensation Plan. United’s Named Executive Officers also participate in company-wide contributions to the 401(k) Plan (as defined herein) and receive other benefits on the same terms as other employees, which plans include medical, dental and life insurance.

Severance Benefits

Generally, stock options, restricted stock and restricted stock/unit awards do not continue to vest for United’s Named Executive Officers in the event of the officer’s termination without cause or a termination by the officer for Good Reason (as defined in the award agreements). Mr. White’s option grants could accelerate upon a Change in Control (as defined in his employment agreement); however, the grants are subject to TARP restrictions that do not allow for the acceleration. Otherwise, all options and restricted stock awards cease vesting upon termination of employment.

As required by the acquisition agreement pursuant to which United acquired Gwinnett Commercial Group, United entered into an employment agreement with Mr. White consistent with an existing agreement he had with such company. See the disclosure provided in “Executive Compensation—Agreements with Executive Officers” for a description of the material terms of such employment agreement, including severance benefits to Mr. White under certain circumstances. As previously described, all of the Named Executive Officers have executed a letter agreement waiving their right to any severance payment that violates the ARRA.

United does not provide for any other severance benefits to its Named Executive Officers, except as described below.

Benefits Upon a Change in Control

United’s senior management has substantially contributed to the success of United, and the Company believes that it is important to protect them in the event of a change in control. Further, it is United’s belief that the interests of shareholders will be best served if the interests of its senior management are aligned with them, and providing change in control benefits should reduce any reluctance of senior management to pursue potential change in control transactions that may be in the best interests of shareholders.

For that reason, United’s Named Executive Officers have each entered into agreements with the Company, the terms of which are described in “Executive Compensation—Agreements with Executive Officers and Post-Employment Compensation”. The Compensation Committee has established the payment and benefit levels to be paid to the Named Executive Officers following a change in control under these agreements consistent with what the Compensation Committee believes is standard for financial institution executives in the markets in which United operates.

Based upon (1) a hypothetical change in control and (2) the termination of our Named Executive Officers as of December 31, 2011, all payments of compensation and benefits under the agreements with such officers would be payable in a lump sum (except for Mr. White, who would be paid in 24 monthly installments) and in the following approximate amounts: Mr. Tallent $1,907,517; Mr. Schuette $947,772; Mr. Shearrow $945,762; Mr. White $972,000; and Mr. Gilbert $247,500. The Compensation Committee believes that these potential benefits would be minor relative to the substantial transaction value for United’s shareholders.

None of these payments would be considered Excess Severance Payments but all of such payments by United would be prohibited by the ARRA during the time Treasury owns the preferred stock it purchased under the CPP. As previously described, all of the Named Executive Officers have executed a letter agreement waiving their right to any severance payment that violates the ARRA.

Executive Compensation

Summary Compensation Table

The following table sets forth the compensation paid during the past three years to the Named Executive Officers.

SUMMARY COMPENSATION TABLE

	Septe 30,	Septe 30,		Septe 30,	Septe 30,	Septe 30,	Septe 30,	Septe 30,	Septe 30,	Septe 30,
Name and Principal Position	Year	Salary(1)		Bonus(1)	Restricted Stock Unit(2) Awards	Stock Option(2) Awards	Non-Equity Incentive Plan Compensation(3)	Change in Pension Value and Deferred Compensation Earnings(4)	All Other(5)	Total
Jimmy C. Tallent	2011	$454,000		$—	$199,998	$—	$—	$379,746	$77,795	$1,111,539
President and	2010	400,000		—	—	—	—	264,152	80,126	744,278
Chief Executive Officer	2009	400,000		—	199,877	—	—	185,649	78,581	864,107

Rex S. Schuette	2011	410,850	(6)	—	241,490	—	—	351,246	31,374	1,034,960
Executive Vice	2010	314,500		—	—	—	—	243,686	29,438	587,624
President and Chief Financial Officer	2009	283,000		—	142,772	—	—	185,671	27,471	638,914

David P. Shearrow	2011	410,850	(6)	—	241,490	—	—	80,778	24,787	757,905
Executive Vice	2010	312,500		—	—	—	—	46,465	20,920	379,885
President and Chief Risk Officer	2009	275,000		—	142,772	—	—	29,117	19,225	466,114

Glenn S. White	2011	320,000		—	71,750	—	—	—	28,295	420,045
President,	2010	320,000		—	—	—	—	—	30,049	350,049
Atlanta Region	2009	320,000		—	71,390	—	—	—	29,624	421,014

Bill Gilbert	2011	200,000		65,000	138,375	—	—	165,475	25,990	594,840
President,	2010	194,475		—	—	—	—	43,083	18,222	255,780
North and Coastal Georgia	2009	181,000		—	3,182	20,169	—	—	17,678	222,029

(1)

Amount shown for salary was either paid in cash, stock or deferred, as elected by the executive under the Deferred Compensation Plan. See the “Nonqualified Deferred Compensation – Activity For 2011” table for the executive’s contributions and earnings. Mr. Gilbert received a retention award while in a non-executive officer capacity that is currently deferred under TARP restrictions.

(2)

The amounts shown reflect the aggregate grant date fair value of the restricted stock units. The assumptions made when calculating the grant date fair value of stock options are found in Note 21 to the Consolidated Financial Statements of United contained in its Annual Report on Form 10-K for the year ended December 31, 2011.

(3)

Non-equity incentive plan compensation includes amounts earned under the Management Annual Incentive Plan as a result of achieving the goals specified for the designated year and other cash retention payments. Because the performance measures were not met for 2011, 2010 or 2009, no non-equity incentive compensation awards were granted by the Compensation Committee.

(4)

Includes the annual change in the present value of the executive’s accumulated benefits under the Modified Retirement Plan. The change in present value reflects higher actuarial charges for revisions to the key actuarial assumptions, principally lowering the discount rate to 4.5 percent and plan benefits payable to participants. See the “Pension Benefits” and “Nonqualified Deferred Compensation – Activity For 2011” tables for additional information. The Deferred Compensation Plan does not credit above-market or preferential earnings, so no amounts are included in this column with respect to the Deferred Compensation Plan.

(5)

Amounts shown include: (i) matching 401(k) and profit sharing contributions to the 401(k) Plan on behalf of the executive; (ii) matching 401(k) contributions on behalf of the executive to the Deferred Compensation Plan (see the “Nonqualified Deferred Compensation –Activity For 2011” table for additional information); (iii) the value of personal travel or allowance for a company-owned car; (iv) club membership dues that are not used exclusively for business purposes; (v) dividends on unvested restricted stock awards; (vi) life insurance premiums paid on behalf of the executive; and, (vii) directors fees paid to the executive for serving on subsidiary and community bank boards. Certain executives received directors fees in 2011, 2010 and 2009, respectively, of $34,400, $37,400 and $37,400 for Mr. Tallent; $3,000, $3,000 and $3,000 for Mr. White; and, $5,100, $5,100 and $5,227 for Mr. Gilbert.

(6)

Includes $72,300 of salary paid in the form of 5,070 shares of Salary Stock. The number of shares issued each semi-monthly pay period to Mr. Schuette and Mr. Shearrow had a value on the date of issuance of $3,325 each, which was net of $2,238 of withholding taxes, resulting in individual grants ranging from 304 to 494 shares at a per share grant date value of $10.93 to $6.73. The Salary Stock was fully vested upon issuance.

Grants of Restricted Stock Units, Stock Options, and Stock Awards

When granting equity awards, the Compensation Committee sets option exercise price or equity award price at the market closing price on the date of grant. Both stock options and restricted stock awards vest over a number of years in order to encourage employee retention and focus management’s attention on sustaining financial performance and building shareholder value over an extended term.

GRANTS OF PLAN-BASED AWARDS

	September 30,	September 30,	September 30,	September 30,
		Number of	Number of	Number of
		Restricted Stock	Other Stock	Stock
Name	Grant Date	Unit Awards(1)	Awards(2)	Option Awards
Mr. Tallent	June 20, 2011	19,512	—	—
Mr. Schuette	June 20, 2011	23,560	—	—
	Various (2)	—	5,070	—
Mr. Shearrow	June 20, 2011	23,560	—	—
	Various (2)	—	5,070	—
Mr. White	June 20, 2011	7,000	—	—
Mr. Gilbert	June 20, 2011	13,500	—	—

(1)	The restricted stock units granted on June 20, 2011 vest over three years in two equal installments on June 20, 2013 and June 20, 2014. The grant date fair value was $10.25 per share.

(2)

Represents shares of Salary Stock awarded semi-monthly beginning June 30, 2011 through December 31, 2011. The number of shares issued each semi-monthly pay period to Mr. Schuette and Mr. Shearrow had a value on the date of issuance of $3,325, net of withholding taxes, resulting in individual grants ranging from 304 to 494 shares at a per share grant date value of $10.93 to $6.73. The Salary Stock was fully vested upon issuance.

Stock Option Exercises and Restricted Stock Vesting

The following table sets forth the value realized upon the exercise of stock options and the vesting and settlement of restricted stock units for the Named Executive Officers during 2011:

STOCK OPTION EXERCISES AND VESTING OF RESTRICTED STOCK

	September 30,	September 30,	September 30,	September 30,
	Stock Option Awards		Restricted Stock Unit Awards
Name	Number Exercised	Value Realized(1)	Number Vesting	Value Realized(2)

Mr. Tallent	—	—	388	$3,298
Mr. Schuette	—	—	363	3,086
Mr. Shearrow	—	—	182	1,547
Mr. White	—	—	156	1,326
Mr. Gilbert	—	—	181	1,539

(1)	Represents the difference between the closing price of United’s Common Stock on the date of exercise and the per share option exercise price, multiplied by the number of options exercised.

(2)	Represents the value realized by multiplying the number of restricted stock units awards vesting by the closing price of United’s Common Stock on the date of vesting.

Outstanding Equity Awards as of December 31, 2011

The following table sets forth, for each Named Executive Officer, the number of stock options exercisable and unexercisable and the number and value of unvested restricted stock awards as of December 31, 2011:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Stock Option Awards				Restricted Stock Unit Awards
Name	Number Exercisable	Number Unexercisable(1)	Exercise Price	Expiration Date(2)	Number Not Vested(3)	Market Value Not Vested(4)
Mr. Tallent	12,469	—	$62.50	3/11/12
	9,352	—	78.90	4/17/13
	3,533	—	114.25	6/7/14
	4,240	—	111.20	5/16/15
	6,442	—	138.80	4/26/16
	7,273	—	147.60	4/25/17
	7,014	2,338	66.15	4/30/18

	50,323	2,338			25,406	$177,588

Mr. Schuette	4,987	—	62.50	3/11/12
	5,611	—	78.90	4/17/13
	1,871	—	114.25	6/7/14
	2,494	—	111.20	5/16/15
	3,637	—	138.80	4/26/16
	3,845	—	147.60	4/25/17
	3,117	1,039	66.40	5/5/18

	25,562	1,039			27,803	194,343

Mr. Shearrow	4,156	—	151.15	4/16/17
	3,117	1,039	66.40	5/5/18

	7,273	1,039			27,803	194,343

Mr. White	3,896	1,299	148.20	6/1/17
	2,337	780	66.40	5/5/18

	6,233	2,079			11,264	78,735

Mr. Gilbert	1,434	—	62.50	3/11/12
	1,714	—	78.90	4/17/13
	1,454	—	115.85	4/28/14
	935	—	111.20	5/16/15
	1,143	—	138.80	4/26/16
	1,247	—	147.60	4/25/17
	1,169	390	66.40	5/5/18
	705	706	31.50	6/22/19

	9,801	1,096			13,629	95,267

(1)

With the exception of Mr. White’s stock options that expire on June 1, 2017, stock options become exercisable in four equal annual installments beginning on the first anniversary of the grant date. Mr. White’s non-vested stock options that expire on June 1, 2017, vest on June 1, 2012.

(2)	The expiration date of each stock option is ten years after the date of grant.

(3)

With the exception of Mr. White’s restricted stock units granted on June 1, 2007 and the restricted stock units granted to the named executive officers on June 20, 2011, restricted stock shares and units vest in four equal annual installments, beginning January 31 of the year following the grant date. Mr. White’s unvested restricted stock units granted on June 1, 2007 vest on June 1, 2012. Restricted stock units granted to the named executive officers on June 20, 2011 vest in two equal installments on June 20, 2013 and June 20, 2014, subject to any applicable restrictions under TARP.

(4)	The market value is based on the closing price of United’s Common Stock at December 31, 2011 of $6.99, multiplied by the number of unvested restricted stock units.

Pension Benefits

The following table presents selective retirement benefit information for 2011 for each Named Executive Officer that was a participant in the Modified Retirement Plan.

PENSION BENEFITS

	September 30,	September 30,	September 30,	September 30,
Name	Plan Name	Number of Years of Credited Service	Present Value of Accumulated Benefit	Payments During 2011
Mr. Tallent	Modified Retirement Plan	28	$1,201,952	—
Mr. Schuette	Modified Retirement Plan	11	1,059,910	—
Mr. Shearrow	Modified Retirement Plan	5	176,066	—
Mr. Gilbert	Modified Retirement Plan	12	372,784	—

The Modified Retirement Plan provides specified benefits to certain key officers who contribute materially to the continued growth, development and future business success of United and its subsidiaries. Generally, when a participant retires, United will pay to the participant or participant’s spouse upon death a fixed annual amount in equal installments either for the lifetime of the participant (or participant’s spouse) or a fixed payment for 15 years. The annual benefits, based on seniority and position, range from $30,000 to $180,000 per year and are taxable to the participant. The normal retirement age defined in the plan is age 65 and completion of five years of service.

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

Nonqualified Deferred Compensation

The following table presents information for each Named Executive Officer relating to the Deferred Compensation Plan.

NONQUALIFIED DEFERRED COMPENSATION – ACTIVITY FOR 2011

	September 30,	September 30,	September 30,	September 30,	September 30,
Name	Executive Contributions(1)	Company Contributions(2)	Account Earnings	Withdrawals/ Distributions	Balance at Year-end
Mr. Tallent	$15,395	$10,458	$(23,551)	$—	$286,744
Mr. Schuette	11,723	8,293	(17,329)	—	72,304
Mr. Shearrow	10,178	8,293	(15,821)	—	75,365
Mr. White	—	—	—	—	—
Mr. Gilbert	663	—	(2,686)	—	97,516

(1)	All executive contributions are included in the amounts under the column headings “Salary”, “Bonus” and “Restricted stock awards” in the “Summary Compensation Table”.

(2)	All company contributions are included in the amounts under the column heading “All other” in the “Summary Compensation Table”.

The Deferred Compensation Plan provides for the deferral of up to 75% of annual base salary and up to 100% of annual cash bonus payments or non-equity incentive compensation awards and other specified benefits to selected individuals who contribute materially to the continued growth, development and future business success of United and its affiliates. Further, the Deferred Compensation Plan allows for employer matching contributions for employee contributions that would have been paid under United’s tax-qualified 401(k) plan (the “401(k) Plan”) if such matching contributions would otherwise exceed the maximum allowable amounts under the 401(k) Plan and matching of deferred bonuses, dollar for dollar up to 5% of bonus or non-equity incentive compensation award, subject to the same vesting provisions of the 401(k) Plan. Although the Plan allows the Board of Directors to make discretionary contributions to the account of employee participants, the Board has never made any such discretionary contributions. The Deferred Compensation Plan also provides for the deferral of up to 100% of director fees for service by a non-employee director on the Board of United or any subsidiary or community bank.

Contributions to the Deferred Compensation Plan may be invested in United’s Common Stock and a portfolio of various mutual funds. Participants are 100% vested in their contributions, including earnings or losses thereon. Company contributions, including earnings and losses thereon, vest over a three-year period. Because the amounts deferred under the plan are invested in the underlying mutual fund or, in the case of Common Stock, recorded as common stock issuable (an equity instrument) at the time of the investment, there are no potential future costs of the plan known at this time.

Generally, when a participant retires or becomes disabled, United will pay the participant their accrued benefits in a lump sum or in equal installments for five, ten, or fifteen years. Alternatively, a participant may elect to have a portion (or all) of their accrued benefits paid out at a specified time before retirement in a lump sum or in annual installments for two, three, four, or five years. The benefit payments are taxable to the participant.

Agreements with Executive Officers and Post-Employment Compensation

Messrs. Tallent, Schuette, Shearrow and Gilbert have each entered into Amended and Restated Change in Control Severance Agreements (the “Severance Agreements”) with United. The Severance Agreements remain in effect until the termination of such executive’s employment without entitlement to the benefits under the Severance Agreements, unless earlier terminated by mutual written agreements of the executive and United.

The Severance Agreements provide for payment of compensation and benefits to the executive in the event of a “Change in Control” of United if the executive’s employment is involuntarily terminated by United without “Cause” or if the executive terminates his employment for “Good Reason”. The executive is not entitled to compensation or payments pursuant to his Severance Agreement if he is terminated by United for Cause, dies, incurs a disability, or voluntarily terminates employment (other than for Good Reason). If a Change in Control occurs during the term of the applicable Agreement and the executive’s employment is terminated within six months prior to, or 18 months following, the date of the Change in Control, and if such termination is an involuntary termination by United without Cause (and does not arise as a result of death or disability) or a termination by the executive for Good Reason, the executive will be entitled to a lump sum payment equal to his base salary, non-equity incentive compensation award and certain other benefits, as determined by the applicable Severance Agreement, for a period of 36 months (12 months for Mr. Gilbert) from the date of his termination. The lump sum payment of medical benefits also includes a tax-gross up.

The Severance Agreements were entered into as of December 31, 2008 (with minor changes from the prior agreements) and are intended to ensure that the payment of any compensation or benefits under the Severance Agreement would comply with Internal Revenue Code of 1986, as amended, Section 409A (“Section 409A”).

As required by the acquisition agreement pursuant to which United acquired Gwinnett Commercial Group, United entered into an employment agreement with Mr. White consistent with an existing agreement he had with such company that provides for a rolling three-year term unless either party gives the other party notice that the term will not be extended. The employment agreement generally provides that, if Mr. White is terminated at any time by United without Cause, or Mr. White terminates his employment with United for Cause, Mr. White will receive his base salary for a period of 36 months and an amount equal to two times his annual bonus or non-equity incentive compensation award. Additionally, if, within six months following a Change of Control of United, either Mr. White terminates his employment or United terminates Mr. White other than for Cause, the agreement provides for a payment made over 24 monthly installments equal to three times the sum of his base salary then in effect, an amount equal to his average annual bonus or non-equity incentive compensation award of the three most recent years and his monthly automobile allowance multiplied by twelve. The employment agreement also includes covenants by Mr. White not to compete with United or solicit its customers or prospective customers or employees for 36 months after the termination of his employment under certain circumstances.

A “Change in Control” under the Severance Agreements and employment agreement generally means the acquisition by any person of beneficial ownership of 20 to 25% or more of the voting power of United’s outstanding stock, approval by shareholders of a merger or consolidation or a complete liquidation or dissolution of United or an agreement for the sale or other disposition of all or substantially all of the assets of United, or a majority change in the composition of the Board of Directors. “Cause” with respect to a termination by United under the Severance Agreements is generally defined as the involuntary termination of the executive by United as result of an uncured breach of the employment agreement by Mr. White, commission of certain crimes, act or acts which are in violation of policies of United or the failure by the executive to perform his duties. “Cause” with respect to termination by Mr. White is generally defined as an uncured breach of the employment agreement by United, a material adverse diminution in his powers, responsibilities, or duties, or the required relocation of the executive to a location more than 20 miles from his existing business location. “Good Reason” for termination by an executive under the Severance Agreements is generally defined as the occurrence during the six-month period prior to, or within the 18-month period following, the date of a Change in Control, of a substantial adverse change in the executive’s responsibilities, the required relocation of the executive to a location outside of the market area of United, a material reduction in the levels of coverage of the executive under United’s director and officer liability insurance policy or indemnification commitments, or a reduction in the executive’s compensation or benefits.

The Severance Agreements provide that the compensation and benefits provided for under the Severance Agreements shall be reduced or modified so as to ensure that United does not pay an Excess Severance Payment. If a reduction is necessary, the Severance Agreements would allow the executive to choose the manner in which the payments would be modified so long as the total payments are capped to avoid being treated as an Excess Severance Payment. None of the Severance Agreements provide for the payment of any taxes or a gross-up of payments to pay any taxes in the event any of the compensation or benefits were considered to be an Excess Severance Payment.

Each of United’s Named Executive Officers executed a waiver in connection with United’s participation in the CPP pursuant to which they have voluntarily waived any claim against Treasury or United for any changes to such officer’s compensation or benefits that are required to comply with the limitations contained in the EESA, the ARRA or any regulation thereunder. The limitations are described in “Compensation Discussion and Analysis – Regulatory Limits”, and, as described therein, all of the Named Executive Officers have executed a letter agreement waiving their right to any severance payment that violates the ARRA.

United has no other employment or severance agreements with any of its Named Executive Officers.

Director Compensation

Non-employee directors of United received an annual retainer of $20,000 and a separate meeting fee of $3,000 for each of the five regularly scheduled Board meetings attended during 2010. The members of the Audit Committee received a separate meeting fee of $500 per regularly scheduled meeting attended. The Chairmen of the Audit and Compensation Committees each received an additional annual retainer of $5,000. Executive officers who serve as directors do not receive compensation for service on the Board of Directors of United. Certain members of United’s Board of Directors and its executive officers also serve as members of one or more of United’s subsidiaries and community banks boards of directors for which they are compensated.

The annual retainer and meeting fees are payable in cash or may be deferred pursuant to United’s Deferred Compensation Plan. In 2011, no directors elected to defer a portion of their retainer and meeting fees.

In addition to the retainers and meeting fees listed above, United reimburses the non-employee Directors for their travel expenses incurred in attending meetings of the Board or its committees, as well as for fees and expenses incurred in attending director education seminars and conferences. Directors did not receive any restricted stock, stock option or other equity awards or any other personal benefits in 2011.

The table below presents a summary of non-employee director compensation for 2011:

DIRECTOR COMPENSATION

	September 30,	September 30,	September 30,	September 30,
Name	Fees Earned or Paid in Cash	Nonqualified Deferred Compensation Earnings	All Other Compensation(1)	Total
Robert L. Head, Jr.	$35,000	$(380)	$12,000	$46,620
W.C. Nelson, Jr.	42,500	(4,224)	12,000	50,276
Robert Blalock	37,500	—	10,500	48,000
Cathy Cox	42,500	—	—	42,500
Hoyt O. Holloway	35,000	—	—	35,000
Peter E. Raskind	26,250	—	—	26,250
John D. Stephens	35,000	—	3,000	38,000
Tim Wallis	35,000	—	6,000	41,000

(1)	Directors fees for serving on one or more of United’s subsidiary or community bank boards of directors.

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

PRINCIPAL AND MANAGEMENT SHAREHOLDERS

The following table sets forth information regarding beneficial ownership of United’s voting securities. Unless otherwise indicated, the information presented is as of February 29, 2012 and is based on 41,677,260 shares of United’s Common Stock outstanding on such date. Beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and any shares as to which the individual or entity has the right to acquire beneficial ownership within 60 days of February 29, 2012, unless otherwise indicated, through the exercise of any stock option or other right, and any shares that are pledged as security pursuant to various financial obligations. The table sets forth such information with respect to:

•	each shareholder who is known by us to beneficially own 5% or more of our voting securities;

•	each director;

•	each Named Executive Officer; and

•	all executive officers and directors as a group.

Unless otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of voting securities beneficially owned by such shareholder.

BENEFICIAL OWNERSHIP

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
Name and Address	Number of Shares of Common Stock Owned Directly or Indirectly	Number of Shares Underlying Options Exercisable Within 60 Days	Number of Shares of Beneficially Owned Restricted Stock	Number of Shares Issuable Under the Deferred Compensation Plan	Number of Shares Underlying Warrants	Total Number of Shares Beneficially Owned	Percentage Beneficially Owned
Fletcher Asset Management, Inc.(1) 48 Wall Street, 5th Floor New York, NY 10005	—	—	—	—	4,576,096	4,576,096	9.90%

Corsair Capital LLC(2) 717 Fifth Avenue, 24th Floor New York, NY 10022	4,109,630	—	—	—	—	4,109,630	9.87%

King Street Capital Management, L.P.(3) 65 East 55th Street, 30th Floor New York, NY 10022	4,109,630	—	—	—	—	4,109,630	9.87%

Siguler Guff Advisers(4) 825 Third Avenue, 10th Floor New York, NY 10022	3,915,933	—	—	—	—	3,915,933	9.40%

Wellington Management Company, LLP(5) 280 Congress Street Boston, MA 02210	3,865,702	—	—	—	—	3,865,702	9.28%

BlackRock, Inc.(6) 40 East 52nd Street New York, NY 10022	2,358,520	—	—	—	—	2,358,520	5.66%

Jimmy C. Tallent(7)	133,757	50,323	25,198	5,773	1,750	216,801	*

Robert L. Head, Jr.(8)	359,157	—	—	—	15,000	374,157	*

W.C. Nelson, Jr.(9)	422,751	—	—	—	10,000	432,751	1.04%

Robert H. Blalock(10)	27,646	—	—	—	2,500	30,146	*

Cathy Cox	2,932	—	—	—	—	2,932	*

Hoyt O. Holloway(11)	29,741	—	—	—	1,000	30,741	*

Peter E. Raskind (12)	10,000	—	—	—	—	10,000	*

John D. Stephens(13)	36,026	—	—	—	—	36,026	*

Tim Wallis(14)	48,194	—	—	—	2,000	50,194	*

Rex S. Schuette (15)	30,471	25,562	27,622	4,605	—	88,260	*

David P. Shearrow	8,748	7,273	27,622	4,334	—	47,977	*

Bill M. Gilbert(16)	5,261	9,801	13,551	580	—	29,193	*

Glenn S. White(17)	61,465	6,233	11,109	—	1,000	79,807	*

All directors and executive officers as a group (16 persons)	1,186,910	122,318	146,127	16,007	33,250	1,504,612	3.58%

*	Represents less than 1% of the deemed outstanding shares of Common Stock.

(1)

Based in part on information contained in Schedule 13G filed by Fletcher Asset Management, Inc. (“FAM”), Fletcher International, Inc., Fletcher International, Ltd. and Alphonse Fletcher, Jr. with the Securities and Exchange Commission on February 14, 2012 indicating FAM’s sole voting power and sole dispositive power relative to 4,576,096 shares of the Company’s voting securities issuable within 60 days of December 31, 2011, which, when combined with currently outstanding shares of 41,647,100 at December 31, 2011, would have comprised 9.90% of the Company’s combined total shares of Common Stock outstanding as of December 31, 2011.

(2)

Based on information contained in Schedule 13D/A filed by Corsair Capital LLC, Corsair Georgia, L.P. (“Corsair Georgia”), Corsair IV Management GP, Ltd. (“Corsair IV”), Corsair IV Financial Services Capital Partners, L.P., Corsair IV Management, L.P., Corsair Capital LLC and Nicholas B. Paumgarten with the Securities and Exchange Commission on June 24, 2011 indicating shared dispositive power relative to 4,109,630 shares of the Common Stock, and shared voting power among Corsair Georgia, Corsair IV and Mr. Paumgarten relative to such 4,109,630 shares of the Common Stock, as of June 16, 2011, which would have comprised 9.87% of the Company’s 41,647,100 shares of Common Stock outstanding as of December 31, 2011.

(3)

Based on information contained in Schedule 13G filed by King Street Capital, Ltd., King Street Capital Master Fund, Ltd., King Street Capital Management, L.P., King Street Capital Management GP, L.L.C., O. Francis Biondi, Jr. and Brian J. Higgins with the Securities and Exchange Commission on January 27, 2012 indicating shared voting power and shared dispositive power relative to 4,109,630 shares of the Common Stock as of December 31, 2011, which would have comprised 9.87% of the Company’s 41,647,100 shares of Common Stock outstanding as of December 31, 2011.

(4)

Based on information contained in Schedule 13G filed by Maycomb Holdings III, LLC, Maycomb Holdings II, LLC, Maycomb Holdings IV, LLC, Siguler Guff Hearst Opportunities Fund, LP and Maycomb RE, LLC (each, a “Reporting Person”) with the Securities and Exchange Commission on June 28, 2011 indicating that each Reporting Person exercises sole voting power and sole dispositive power relative to their respective pro rata proportions of 3,915,933 shares of the Common Stock as of June 20, 2011, which would have comprised 9.40% of the Company’s 41,647,100 shares of Common Stock outstanding as of December 31, 2011.

(5)

Based on information contained in Schedule 13G filed by Wellington Management Company, LLP with the Securities and Exchange Commission on January 20, 2012 indicating shared voting power and shared dispositive power relative to 3,865,702 shares of the Common Stock as of December 31, 2011, which would have comprised 9.28% of the Company’s 41,647,100 shares of Common Stock outstanding as of December 31, 2011.

(6)

Based on information contained in Schedule 13G filed by BlackRock, Inc. with the Securities and Exchange Commission on January 20, 2012 indicating sole voting power and sole dispositive power relative to 2,358,520 shares of the Common Stock as of December 31, 2011, which would have comprised 5.66% of the Company’s 41,647,100 shares of Common Stock outstanding as of December 31, 2011.

(7)	Includes 77 shares owned by Mr. Tallent’s wife for which he claims beneficial ownership; and 61 shares owned by Mr. Tallent’s minor grandchildren for which he is custodian.

(8)	Includes 1,139 shares owned by Mr. Head’s wife; and 7,340 shares owned by Mr. Head’s grandchildren for which he is custodian.

(9)

Includes 9,917 shares owned by Mr. Nelson’s minor grandchildren for which he is custodian; 280 shares owned by Conag Rentals, Inc., a company owned by Mr. Nelson; 243 shares owned by King Ford, a company in which Mr. Nelson is 50% owner, and 10,613 shares owned by Mr. Nelson’s wife.

(10)

Includes 24 shares owned by Mr. Blalock’s child for which he is custodian; 20,121 shares owned by Blalock Insurance Agency, Inc., a company owned by Mr. Blalock; and 1,992 shares owned by Mr. Blalock’s wife.

(11)

Includes 11,735 shares owned by Holloway Motors, Inc., a company wholly owned by Mr. Holloway; 1,145 shares owned by Mr. Holloway’s wife; and fully exercisable warrants to purchase 1,000 shares in the name of Holloway Revocable Trust, a trust over which Mr. Holloway is Trustee.

(12)	Includes 10,000 shares owned by Peter E. Raskind Revokable Trust, a trust owned by Mr. Raskind. Mr. Raskind resigned from the Board effective January 19, 2012.

(13)	Includes 2,342 shares owned by John D. Stephens & Sons LP, a company owned by Mr. Stephens.

(14)	Includes 48,194 shares owned by Wallis Investment Co., LLC, a company owned by Mr. Wallis.

(15)	Includes 1,800 shares owned by Mr. Schuette’s wife.

(16)	Includes 177 shares owned by Mr. Gilbert’s wife.

(17)	Includes 2,714 shares owned by a trust for which Mr. White claims beneficial ownership; and 7,192 shares owned by Mr. White’s wife.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

United has a written related person transaction policy that governs the review, approval and ratification of any transaction that would be required to be disclosed by United pursuant to Item 404 of Regulation S-K under the Securities Act of 1933, as amended. The Board of Directors of United or the Audit Committee must approve all such transactions under the policy.

Prior to entering into such a related person transaction or an amendment thereof, the Board or Audit Committee must consider all of the available relevant facts and circumstances, including if applicable, benefits to United, the impact of a transaction on a director’s independence, the availability of other sources for comparable products or services, the terms of the transaction, and the terms available to or from unrelated third parties or employees generally, as the case may be. No member of the Board or Audit Committee shall participate in any review, consideration, or approval of any related person transaction with respect to which such member or any of his or her immediate family members is a related person.

Neither the Board of Directors of United nor the Audit Committee has approved any related person transactions during the past three years in accordance with United’s written related person transaction policy.

United’s wholly-owned subsidiary, United Community Bank, has, and expects to have in the future, banking transactions in the ordinary course of business with directors and officers of United and other related persons, on the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with unaffiliated third parties. Such transactions have not involved more than the normal risk of collectability or presented other unfavorable features.

Board Independence

The Board has considered and determined that a majority of the members of the Board of Directors are “independent”, as defined under applicable federal securities laws and the Nasdaq Listing Requirements. During 2011, the independent directors were Directors Head, Nelson, Blalock, Cox, Holloway, Raskind, Stephens and Wallis. The independent directors meet in executive sessions every quarter without management.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Porter Keadle Moore, LLC (“PKM”) was the principal independent registered public accountant for United during the year ended December 31, 2011.

During 2011 and 2010, United was billed the following amounts for services rendered by PKM:

Audit Fees. In connection with the audit of United’s annual consolidated financial statements, including the audit of management’s assessment of internal controls over financial reporting, and review of its Form 10-K and the review of United’s interim consolidated financial statements included within Forms 10-Q, United was billed approximately $664,000 in 2011 and $596,000 in 2010 by PKM. These figures include agreed upon fees for certain services that were unbilled at each respective year end in connection with the 2010 and 2009 annual audits. In addition, United paid fees of $19,000 and $50,000, respectively, in 2011 and 2010 for services related to various registration statements.

Audit-Related Fees. United was billed approximately $45,000 in 2011 and $25,000 in 2010 by PKM for the audit of the 401(k) Plan.

Tax Fees. There were no tax services provided in 2011 or 2010.

All Other Fees. There were no other services performed by PKM that were not related to the audit of United’s financial statements during 2011 and 2010.

The Audit Committee pre-approves all audit and non-audit services performed by PKM. The Audit Committee specifically approves the annual audit services engagement and has generally approved the provision of certain audit-related services and tax services by PKM. Certain non-audit services that are permitted under the federal securities laws may be approved from time to time by the Audit Committee.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) 1.	Financial Statements.

The following consolidated financial statements are located in Item 8 of this Report:

Report of Independent Registered Public Accounting Firm

Consolidated Statement of Operations—Years ended December 31, 2011, 2010, and 2009

Consolidated Balance Sheet—December 31, 2011 and 2010

Consolidated Statement of Changes in Shareholders’ Equity—Years ended December 31, 2011, 2010, and 2009

Consolidated Statement of Cash Flows—Years ended December 31, 2011, 2010, and 2009

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules.

Schedules to the consolidated financial statements are omitted, as the required information is not applicable.

3.	Exhibits.

The following exhibits are required to be filed with this Report on Form 10-K by Item 601 of Regulation S-K:

Exhibit No.	Exhibit

3.1

Restated Articles of Incorporation of United Community Banks, Inc., as amended (incorporated herein by reference to Exhibit 3.1 to United Community Banks, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2011, filed with the SEC on August 9, 2011).

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

4.2

Letter Agreement, dated December 5, 2008, by and between United Community Banks, Inc. and the United States Department of the Treasury (incorporated herein by reference to Exhibit 10.1 to United Community Banks, Inc.’s Current Report on Form 8-K, filed with the SEC on December 5, 2008).

4.3

Securities Purchase Agreement, dated as of April 1, 2010 (incorporated herein by reference to Exhibit 1.2 to United Community Banks, Inc.’s Current Report on Form 8-K, filed with the SEC on April 1, 2010), as amended by the Amendment to Securities Purchase Agreement, dated as of June 11, 2010 (incorporated herein by reference to Exhibit 1.1 to United Community Banks, Inc.’s Current Report on Form 8-K, filed with the SEC on June 14, 2010).

Exhibit No.	Exhibit

4.4

Form of Warrants to Purchase Shares of Common Stock of United Community Banks, Inc. (incorporated herein by reference to Exhibit 1.3 to United Community Banks, Inc.’s Current Report on Form 8-K, filed with the SEC on April 1, 2010), as amended by Amendment to Warrants to Purchase Shares of Common Stock of United Community Banks, Inc., dated as of June 11, 2010 (incorporated herein by reference to Exhibit 1.2 to United Community Banks, Inc.’s Current Report on Form 8-K, filed with the SEC on June 14, 2010).

4.5

Tax Benefits Preservation Plan, dated as of February 22, 2011, by and between United Community Banks, Inc. and Illinois Stock Transfer Company (incorporated herein by reference to Exhibit 4.1 to United Community Banks, Inc.’s Current Report on Form 8-K, filed with the SEC on February 24, 2011), as amended by Amendment to Tax Benefits Preservation Plan, dated as of March 29, 2011 (incorporated herein by reference to Exhibit 4.1 to United Community Banks, Inc.’s Current Report on Form 8-K, filed with the SEC on March 31, 2011) and as amended by Second Amendment to Tax Benefits Preservation Plan, dated as of June 17, 2011 (incorporated herein by reference to Exhibit 1.1 to United Community Banks, Inc.’s Current Report on Form 8-K, filed with the SEC on June 21, 2011).

4.6

Form of Summary of Rights for Tax Benefits Preservation Plan, dated as of February 22, 2011, by and between United Community Banks, Inc. and Illinois Stock Transfer Company (incorporated herein by reference to Exhibit 4.2 to United Community Banks, Inc.’s Current Report on Form 8-K, filed with the SEC on February 24, 2011).

4.7	Form of Warrant to Purchase Common Stock (incorporated herein by reference to Exhibit 4.3 to United Community Banks, Inc’s Current Report on Form 8-K, filed with the SEC on February 24, 2011).

10.1

United Community Banks, Inc.’s Profit Sharing Plan, dated as of March 9, 2001 (incorporated herein by reference to Exhibit 4.3 to United Community Banks, Inc.’s Registration Statement on Form S-8, File No. 333-86876, filed with the SEC on April 24, 2002).*

10.2

Amendment No. 1 to United Community Banks, Inc.’s Profit Sharing Plan, dated as of March 15, 2002 (incorporated herein by reference to Exhibit 4.4 to United Community Banks, Inc.’s Registration Statement on Form S-8, File No. 333-86876, filed with the SEC on April 24, 2002).*

10.3

United Community Banks, Inc.’s 2000 Key Employee Stock Option Plan (incorporated herein by reference to Exhibit 4.3 to United Community Banks, Inc.’s Registration Statement on Form S-8, File No. 333-99849, filed with the SEC on September 19, 2002).*

10.4

Amendment to United Community Banks, Inc.’s 2000 Key Employee Stock Option Plan, dated March 5, 2004 (incorporated herein by reference to United Community Banks, Inc.’s Registration Statement on Form S-4, filed with the SEC on September 9, 2004).*

10.5

Split-Dollar Agreement between United and Jimmy C. Tallent dated June 1, 1994 (incorporated herein by reference to Exhibit 10.11 to United Community Banks, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1994, File No. 0-21656).*

Exhibit No.	Exhibit

10.6

Form of Amended and Restated Change of Control Severance Agreement by and between United Community Banks, Inc. and Jimmy C. Tallent, Guy W. Freeman, Rex S. Schuette and David Shearrow (incorporated herein by reference to Exhibit 10.8 to United Community Banks, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 0-21656, filed with the SEC on February 27, 2009).*

10.7

Employment Agreement by and between United Community Banks, Inc. and Glenn S. White (incorporated herein by reference to Exhibit 10.9 to United Community Banks, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 0-21656, filed with the SEC on February 27, 2009).*

10.8

United Community Banks, Inc.’s Amended and Restated Modified Retirement Plan, effective as of January 1, 2005 (incorporated herein by reference to Exhibit 10.10 to United Community Banks, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 0-21656, filed with the SEC on February 27, 2009).*

10.9

United Community Banks, Inc.’s Amended and Restated Deferred Compensation Plan, effective as of January 1, 2005 (incorporated herein by reference to Exhibit 10.11 to United Community Banks, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 0-21656, filed with the SEC on February 27, 2009).*

10.10

United Community Banks, Inc. Dividend Reinvestment and Share Purchase Plan (incorporated herein by reference to Exhibit 4 to United Community Banks, Inc.’s Registration Statement on Form S-3D, File No. 333-127477, filed with the SEC on August 12, 2005).*

10.11

United Community Banks, Inc. Employee Stock Purchase Plan, effective as of December 20, 2005 (incorporated herein by reference to Exhibit 4 to United Community Banks, Inc.’s Registration Statement on Form S-8, File No. 333-130489, filed with the SEC on December 20, 2005).*

10.12

Amendment Number 2 to United Community Banks, Inc. 2000 Key Employee Stock Option Plan, dated April 26, 2006 (incorporated herein by reference to Exhibit 10.1 to United Community Banks, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, File No. 0-21656, filed with the SEC on August 8, 2006).*

10.13

United Community Banks, Inc.’s Amended and Restated 2000 Key Employee Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to United Community Banks, Inc.’s Current Report on Form 8-K, filed with the SEC on May 1, 2007).*

10.14

Form of Senior Executive Officer Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.3 to United Community Banks, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, File No. 0-21656, filed with the SEC on August 7, 2009).*

10.15

Form of Senior Executive Officer Nonqualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.1 to United Community Banks, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, File No. 0-21656, filed with the SEC on August 7, 2009).*

Exhibit No.	Exhibit

10.16

Form of Senior Executive Officer Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.2 to United Community Banks, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, File No. 0-21656, filed with the SEC on August 7, 2009).*

10.17

United Community Banks, Inc.’s Management Incentive Plan (incorporated herein by reference to Exhibit 10.5 to United Community Banks, Inc.’s Current Report on Form 8-K, filed with the SEC on May 1, 2007).*

10.18

Amendment No. 1 to United Community Banks, Inc.’s Amended and Restated 2000 Key Employee Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to United Community Banks, Inc.’s Current Report on Form 8-K, filed with the SEC on April 13, 2007).*

10.19

Subordinated Term Loan Agreement, dated as of August 29, 2008, among United Community Bank, as borrower, the lenders from time to time party thereto, and SunTrust Bank as administrative agent (incorporated herein by reference to Exhibit 10.1 to United Community Banks, Inc.’s current report on Form 8-K, filed with the SEC on August 28, 2008).*

10.20

Letter Agreement, dated December 5, 2008, between United Community Banks, Inc. and the United States Treasury, with respect to the issuance and sale of Series B Preferred Stock and the Warrant (incorporated herein by reference to Exhibit 10.1 to United Community Banks, Inc.’s current Report on Form 8-K, filed with the SEC on December 5, 2008).*

10.21

Form of Senior Executive Officer Waiver, dated December 5, 2008, by Jimmy C. Tallent, Guy W. Freeman, Rex S. Schuette, David Shearrow and Glenn S. White (incorporated herein by reference to Exhibit 10.23 to United Community Banks, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 0-21656, filed with the SEC on February 27, 2009).*

10.22

Asset Purchase Agreement, dated April 1, 2010 by and among United Community Bank and Fletcher International, Inc. and certain affiliates thereof who may become parties thereto as purchasers (incorporated herein by reference to Exhibit 1.1 to United Community Banks, Inc.’s Current Report on Form 8-K, filed with the SEC on April 1, 2010).*

10.23

Securities Purchase Agreement, dated April 1, 2010 between United Community Banks, Inc. and Fletcher International, Ltd. (incorporated herein by reference to Exhibit 1.2 to United Community Banks, Inc.’s Current Report on Form 8-K, filed with the SEC on April 1, 2010).*

10.24

Amendment to Securities Purchase Agreement, dated June 11, 2010 between United Community Banks, Inc. and Fletcher International, Ltd. (incorporated herein by reference to Exhibit 1.1 to United Community Banks, Inc.’s Current Report on Form 8-K, filed with the SEC on June 14, 2010).*

10.25

Share Exchange Agreement dated as of February 22, 2011, by and among United Community Banks, Inc. and Elm Ridge Offshore Master Fund, Ltd and Elm Ridge Value Partners L.P. (incorporated herein by reference to Exhibit 10.25 to United Community Banks, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010, File No. 001-35095, filed with the SEC on March 16, 2011).*

Exhibit No.	Exhibit

10.26

Investment Agreement, dated as of March 16, 2011, between United Community Banks, Inc. and Corsair Georgia, L.P. (incorporated herein by reference to Exhibit 10.1 to United Community Banks, Inc.’s Current Report on Form 8-K, filed with the SEC on March 17, 2011).*

10.27

Form of Subscription Agreement, dated as of March 16, 2011, between United Community Banks, Inc. and each Additional Investor (incorporated herein by reference to Exhibit 10.2 to United Community Banks, Inc.’s Current Report on Form 8-K, filed with the SEC on March 17, 2011).*

10.28

Asset Purchase and Sale Agreement, dated as of April 18, 2011, among United Community Bank, CF Southeast, LLC and CF Southeast Trust 2011-1 (incorporated herein by reference to Exhibit 10.3 to United Community Banks, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2011, filed with the SEC on May 4, 2011).*

14

Code of Ethical Conduct (incorporated herein by reference to Exhibit 14 to United Community Banks, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 0-21656, filed with the Commission on March 8, 2004).

21	Subsidiaries of United.

23	Consent of Independent Registered Public Accounting Firm

24	Power of Attorney of certain officers and directors of United (included on Signature Page)

31.1	Certification by Jimmy C. Tallent, President and Chief Executive Officer of United Community Banks, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Rex S. Schuette, Executive Vice President and Chief Financial Officer of United Community Banks, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99	TARP Compliance Certification pursuant to 31 C.F.R. Section 30.15.

101.INS†	XBRL Report Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Calculation Linkbase Document

101.LAB†	XBRL Taxonomy Label Linkbase Document

101.PRE†	XBRL Presentation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

†	Indicates furnished herewith
*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K pursuant to Item 15(c) of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(a) of the Securities Exchange Act of 1934, United has duly caused this Report on Form 10-K, to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Blairsville, State of Georgia, on the 13th day of March, 2012.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of United in the capacities set forth and on the 13th day of March, 2012.

/s/ Jimmy C. Tallent	/s/ Robert Blalock
Jimmy C. Tallent President, Chief Executive Officer and Director (Principal Executive Officer)	Robert Blalock Director

/s/ Rex S. Schuette	/s/ Cathy Cox
Rex S. Schuette Executive Vice President and Chief Financial Officer (Principal Financial Officer)	Cathy Cox Director

/s/ Alan H. Kumler	/s/ Hoyt O. Holloway
Alan H. Kumler Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	Hoyt O. Holloway Director

/s/ Robert L. Head, Jr.	/s/ John D. Stephens
Robert L. Head, Jr. Chairman of the Board	John D. Stephens Director

/s/ W.C. Nelson, Jr.	/s/ Tim Wallis
W. C. Nelson, Jr. Vice Chairman of the Board	Tim Wallis Director

EXHIBIT INDEX

Exhibit No.	Description

21	Subsidiaries of United

23	Consent of Independent Registered Public Accounting Firm

24	Power of Attorney of certain officers and directors of United (included on Signature Page).

31.1	Certification by Jimmy C. Tallent, President and Chief Executive Officer of United Community Banks, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Rex S. Schuette, Executive Vice President and Chief Financial Officer of United Community Banks, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99	TARP Compliance Certification pursuant to 31 C.F.R. Section 30.15.