Form 10-Q
period 2012-03-31
UNITED COMMUNITY BANKS INC
filed 2012-05-07
CIK 857855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

(706) 781-2265

(Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

Common stock, par value $1 per share 57,613,842 shares outstanding as of April 30, 2012

Part I – Financial Information

Item 1 – Financial Statements

UNITED COMMUNITY BANKS, INC.

Consolidated Statement of Operations (Unaudited)

	Three Months Ended
	March 31,
(in thousands, except per share data)	2012	2011
Interest revenue:
Loans, including fees	$55,759	$61,107
Investment securities, including tax exempt of $250 and $259	13,004	13,604
Federal funds sold, reverse repurchase agreements, commercial paper and deposits in banks	1,012	819

Total interest revenue	69,775	75,530

Interest expense:
Deposits:
NOW	637	1,324
Money market	641	2,028
Savings	37	77
Time	6,159	11,732

Total deposit interest expense	7,474	15,161
Federal funds purchased, repurchase agreements and other short-term borrowings	1,045	1,042
Federal Home Loan Bank advances	466	590
Long-term debt	2,372	2,780

Total interest expense	11,357	19,573

Net interest revenue	58,418	55,957
Provision for loan losses	15,000	190,000

Net interest revenue after provision for loan losses	43,418	(134,043)

Fee revenue:
Service charges and fees	7,783	6,720
Mortgage loan and other related fees	2,099	1,494
Brokerage fees	813	677
Securities gains, net	557	55
Loss from prepayment of debt	(482)	—
Other	4,609	2,892

Total fee revenue	15,379	11,838

Total revenue	58,797	(122,205)

Operating expenses:
Salaries and employee benefits	25,225	24,924
Communications and equipment	3,155	3,344
Occupancy	3,771	4,074
Advertising and public relations	846	978
Postage, printing and supplies	979	1,118
Professional fees	1,975	3,330
Foreclosed property	3,825	64,899
FDIC assessments and other regulatory charges	2,510	5,413
Amortization of intangibles	732	762
Other	3,937	6,429

Total operating expenses	46,955	115,271

Net income (loss) before income taxes	11,842	(237,476)
Income tax expense (benefit)	314	(140)

Net income (loss)	11,528	(237,336)
Preferred stock dividends and discount accretion	3,030	2,778

Net income (loss) available to common shareholders	$8,498	$(240,114)

Earnings (loss) per common share—Basic / Diluted	$.15	$(13.00)
Weighted average common shares outstanding—Basic / Diluted	57,764	18,466

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC.

Consolidated Statement of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2012	2011
Net income (loss)	$11,528	$(237,336)
Other comprehensive loss:
Unrealized losses on available for sale securities:
Unrealized holding losses arising during period	(3,340)	(959)
Reclassification adjustment for gains included in net income	(557)	(55)
Amortization of gains included in net income (loss) on available for sale securities transferred to held to maturity	(413)	(663)
Amortization of gains included in net income (loss) on derivative financial instruments accounted for as cash flow hedges	(1,600)	(4,223)
Amortization of prior service cost and actuarial losses included in net periodic pension cost for defined benefit pension plans	154	—

Total other comprehensive loss	(5,756)	(5,900)

Comprehensive income (loss)	$5,772	$(243,236)

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC.

Consolidated Balance Sheet

	March 31,	December 31,	March 31,
	2012	2011	2011
(in thousands, except share and per share data)	(unaudited)	(audited)	(unaudited)
ASSETS
Cash and due from banks	$53,147	$53,807	$153,891
Interest-bearing deposits in banks	139,439	139,609	465,656
Federal funds sold, reverse repurchase agreements, commercial paper and short-term investments	235,000	185,000	470,087

Cash and cash equivalents	427,586	378,416	1,089,634
Securities available for sale	1,898,815	1,790,047	1,638,494
Securities held to maturity (fair value $318,490, $343,531 and $248,361)	303,636	330,203	245,430
Loans held for sale	—	—	80,629
Mortgage loans held for sale	24,809	23,881	25,364
Loans, net of unearned income	4,127,566	4,109,614	4,194,372
Less allowance for loan losses	113,601	114,468	133,121

Loans, net	4,013,965	3,995,146	4,061,251
Assets covered by loss sharing agreements with the FDIC	72,854	78,145	125,789
Premises and equipment, net	174,419	175,088	179,143
Bank owned life insurance	80,956	80,599	79,777
Accrued interest receivable	20,292	20,693	21,687
Intangible assets	7,695	8,428	10,684
Foreclosed property	31,887	32,859	54,378
Unsettled securities sales	43,527	—	—
Other assets	73,252	69,915	97,228

Total assets	$7,173,693	$6,983,420	$7,709,488

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
Demand	$1,101,757	$992,109	$864,708
NOW	1,389,016	1,509,896	1,320,136
Money market	1,123,734	1,038,778	967,938
Savings	214,150	199,007	193,591
Time:
Less than $100,000	1,207,479	1,332,394	1,576,505
Greater than $100,000	796,882	847,152	990,289
Brokered	167,521	178,647	684,581

Total deposits	6,000,539	6,097,983	6,597,748
Federal funds purchased, repurchase agreements, and other short-term borrowings	101,925	102,577	102,107
Federal Home Loan Bank advances	215,125	40,625	55,125
Long-term debt	120,245	120,225	150,166
Unsettled securities purchases	119,565	10,325	177,532
Accrued expenses and other liabilities	36,755	36,199	40,766

Total liabilities	6,594,154	6,407,934	7,123,444

Shareholders’ equity:
Preferred stock, $1 par value; 10,000,000 shares authorized;
Series A; $10 stated value; 21,700 shares issued and outstanding	217	217	217
Series B; $1,000 stated value; 180,000 shares issued and outstanding	177,451	177,092	176,049
Series D; $1,000 stated value; 16,613 shares issued and outstanding	16,613	16,613	16,613
Series F; $1,000 stated value; 195,872 shares issued and outstanding	—	—	195,872
Series G; $1,000 stated value; 151,185 shares issued and outstanding	—	—	151,185
Common stock, $1 par value; 100,000,000 shares authorized; 41,688,647, 41,647,100 and 20,903,111 shares issued and outstanding	41,689	41,647	20,903
Common stock, non-voting, $1 par value; 30,000,000 shares authorized; 15,914,209 shares issued and outstanding	15,914	15,914	—
Common stock issuable; 90,126, 93,681 and 79,428 shares	2,948	3,233	3,681
Capital surplus	1,056,135	1,054,940	738,963
Accumulated deficit	(722,363)	(730,861)	(732,390)
Accumulated other comprehensive (loss) income	(9,065)	(3,309)	14,951

Total shareholders’ equity	579,539	575,486	586,044

Total liabilities and shareholders’ equity	$7,173,693	$6,983,420	$7,709,488

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC.

Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

For the Three Months Ended March 31,

											Accumulated
	Preferred Stock						Non-Voting	Common			Other
(in thousands, except share and per share data)	Series A	Series B	Series D	Series F	Series G	Common Stock	Common Stock	Stock Issuable	Capital Surplus	Accumulated Deficit	Comprehensive Income (Loss)	Total
Balance, December 31, 2010	$217	$175,711	$—	$—	$—	$18,937	$—	$3,894	$741,244	$(492,276)	$20,851	$468,578
Net loss										(237,336)		(237,336)
Other comprehensive loss											(5,900)	(5,900)
Preferred for common equity exchange related to tax benefits preservation plan (1,551,126 common shares)			16,613			(1,551)			(15,062)			—
Common stock issued to dividend reinvestment plan and employee benefit plans (46,019 shares)						46			329			375
Common and preferred stock issued (3,467,699 common shares)				195,872	151,185	3,468			12,004			362,529
Amortization of stock options and restricted stock awards									549			549
Vesting of restricted stock (1,419 shares issued, 6,382 shares deferred)						1		54	(55)			—
Deferred compensation plan, net, including dividend equivalents								65				65
Shares issued from deferred compensation plan (2,098 shares)						2		(332)	330			—
Tax on option exercise and restricted stock vesting									(376)			(376)
Preferred stock dividends:
Series A										(3)		(3)
Series B		338								(2,602)		(2,264)
Series D										(173)		(173)

Balance, March 31, 2011	$217	$176,049	$16,613	$195,872	$151,185	$20,903	$—	$3,681	$738,963	$(732,390)	$14,951	$586,044

Balance, December 31, 2011	$217	$177,092	$16,613	$—	$—	$41,647	$15,914	$3,233	$1,054,940	$(730,861)	$(3,309)	$575,486
Net income										11,528		11,528
Other comprehensive loss											(5,756)	(5,756)
Common stock issued to dividend reinvestment plan and to employee benefit plans (35,648 shares)						36			242			278
Amortization of stock options and restricted stock awards									585			585
Vesting of restricted stock (4,397 shares issued, 8,399 shares deferred)						4		(151)	187			40
Deferred compensation plan, net, including dividend equivalents								49				49
Shares issued from deferred compensation plan (1,502 shares)						2		(183)	181			—
Preferred stock dividends:
Series A										(3)		(3)
Series B		359								(2,608)		(2,249)
Series D										(419)		(419)

Balance, March 31, 2012	$217	$177,451	$16,613	$—	$—	$41,689	$15,914	$2,948	$1,056,135	$(722,363)	$(9,065)	$579,539

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC.

Consolidated Statement of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2012	2011
Operating activities:
Net income (loss)	$11,528	$(237,336)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	6,803	4,743
Provision for loan losses	15,000	190,000
Stock based compensation	585	549
Securities gains, net	(557)	(55)
Losses and write downs on sales of other real estate owned	2,204	60,605
Loss on prepayment of borrowings	482	—
Changes in assets and liabilities:
Other assets and accrued interest receivable	(2,612)	(4,770)
Accrued expenses and other liabilities	646	6,518
Mortgage loans held for sale	(928)	10,544

Net cash provided by operating activities	33,151	30,798

Investing activities:
Investment securities held to maturity:
Proceeds from maturities and calls	25,653	21,116
Purchases	—	(1,500)
Investment securities available for sale:
Proceeds from sales	61,585	51,240
Proceeds from maturities and calls	142,236	116,175
Purchases	(253,229)	(405,979)
Net (increase) decrease in loans	(41,418)	93,949
Funds collected from FDIC under loss sharing agreements	2,568	9,299
Proceeds from sales of premises and equipment	14	160
Purchases of premises and equipment	(1,614)	(3,604)
Proceeds from sale of other real estate	6,696	36,003

Net cash used in investing activities	(57,509)	(83,141)

Financing activities:
Net change in deposits	(97,444)	128,576
Net change in federal funds purchased, repurchase agreements, and other short-term borrowings	(652)	1,040
Proceeds from Federal Home Loan Bank advances	499,000	—
Settlement of Federal Home Loan Bank advances	(324,982)	—
Proceeds from issuance of common stock for dividend reinvestment and employee benefit plans	278	375
Proceeds from issuance of common and preferred stock, net of offering costs	—	362,529
Cash dividends on preferred stock	(2,672)	—

Net cash provided by financing activities	73,528	492,520

Net change in cash and cash equivalents	49,170	440,177
Cash and cash equivalents at beginning of period	378,416	649,457

Cash and cash equivalents at end of period	$427,586	$1,089,634

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$12,252	$17,936
Income taxes	1,026	1,287
Unsettled securities sales	43,527	—
Unsettled securities purchases	119,565	177,532

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1 – Accounting Policies

The accounting and financial reporting policies of United Community Banks, Inc. (“United”) and its subsidiaries conform to accounting principles generally accepted in the United States of America (“GAAP”) and general banking industry practices. The accompanying interim consolidated financial statements have not been audited. All material intercompany balances and transactions have been eliminated. A more detailed description of United’s accounting policies is included in its Annual Report on Form 10-K for the year ended December 31, 2011.

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

Foreclosed property is initially recorded at fair value, less estimated costs to sell. If the fair value, less estimated costs to sell at the time of foreclosure, is less than the loan balance, the deficiency is charged against the allowance for loan losses. If the fair value, less cost to sell, of the foreclosed property decreases during the holding period, a valuation allowance is established with a charge to operating expenses. When the foreclosed property is sold, a gain or loss is recognized on the sale for the difference between the sales proceeds and the carrying amount of the property. Financed sales of foreclosed property are accounted for in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) 360-20, Real Estate Sales.

Note 2 – Accounting Standards Updates

In April 2012, the Financial Accounting Standards Board issued a proposed Accounting Standards Update to address the subsequent measurement of indemnification assets recognized as a result of a government assisted acquisition of a financial institution. The proposal requires an indemnification asset recognized as a result of a government assisted acquisition to be subsequently measured on the same basis as the indemnified item subject to the contractual limitations and amounts of the underlying contract. Comment letters on this proposed guidance are due by July 16, 2012. Because this standard is still in the proposal stage, the impact on United’s financial position, results of operations and disclosures has not been assessed.

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

Under the loss sharing agreement, the portion of the losses expected to be indemnified by FDIC is considered an indemnification asset in accordance with ASC 805, Business Combinations. The indemnification asset, referred to as “estimated loss reimbursement from the FDIC” is included in the balance of “Assets covered by loss sharing agreements with the FDIC” on the Consolidated Balance Sheet. The indemnification asset was recognized at fair value, which was estimated at the acquisition date based on the terms of the loss sharing agreement. The indemnification asset is expected to be collected over a four-year average life. No valuation allowance was required.

Loans, foreclosed property and the estimated FDIC reimbursement resulting from the loss sharing agreements with the FDIC are reported as “assets covered by loss sharing agreements with the FDIC” in the consolidated balance sheet.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The table below shows the components of covered assets at March 31, 2012 (in thousands).

(in thousands)	Purchased Impaired Loans	Other Purchased Loans	Other	Total
Commercial (secured by real estate)	$—	$29,888	$—	$29,888
Commercial & industrial	—	1,751	—	1,751
Construction and land development	546	7,896	—	8,442
Residential mortgage	145	6,797	—	6,942
Consumer installment	—	143	—	143

Total covered loans	691	46,475	—	47,166
Covered foreclosed property	—	—	13,983	13,983
Estimated loss reimbursement from the FDIC	—	—	11,705	11,705

Total covered assets	$691	$46,475	$25,688	$72,854

Note 4 – Reverse Repurchase Agreements

United enters into reverse repurchase agreements in order to invest short-term funds. In addition, United enters into repurchase agreements and reverse repurchase agreements with the same counter party in transactions that are subject to master netting agreements under which the balances are netted in the balance sheet in accordance with ASC 210-20. The following table presents a summary of amounts outstanding under reverse repurchase agreements including those entered into in connection with repurchase agreements with the same counterparty under master netting agreements (in thousands).

	March 31, 2012
	Reverse Repurchase Agreements (Assets)	Repurchase Agreements (Liabilities)	Net Reported Balance (Asset)
Amounts subject to master netting agreements	$171,000	$171,000	$—
Other reverse repurchase agreements	235,000	—	235,000

Total	$406,000	$171,000	$235,000

Weighted average interest rate	1.17%	.32%

United did not have any outstanding reverse repurchase agreements at March 31, 2011.

Note 5 – Securities

Realized gains and losses are derived using the specific identification method for determining the cost of securities sold. The following table summarizes securities sales activity for the three months ended March 31, 2012 and 2011(in thousands).

	Three Months Ended March 31,
	2012	2011
Proceeds from sales	$105,111	$51,240

Gross gains on sales	$557	$331
Gross losses on sales	—	(276)

Net gains on sales of securities	$557	$55

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Substantially all securities with a carrying value of $1.38 billion, $1.72 billion, and $1.83 billion were pledged to secure public deposits, FHLB advances and other secured borrowings at March 31, 2012, December 31, 2011 and March 31, 2011, respectively.

Securities are classified as held to maturity when management has the positive intent and ability to hold them until maturity. Securities held to maturity are carried at amortized cost. The amortized cost, gross unrealized gains and losses and fair value of securities held to maturity at March 31, 2012, December 31, 2011, and March 31, 2011 are as follows (in thousands).

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
As of March 31, 2012
State and political subdivisions	$51,893	4,413	—	$56,306
Mortgage-backed securities (1)	251,743	10,441	—	262,184

Total	$303,636	$14,854	$—	$318,490

As of December 31, 2011
U.S. Government agencies	$5,000	$6	$—	$5,006
State and political subdivisions	51,903	4,058	13	55,948
Mortgage-backed securities (1)	273,300	9,619	342	282,577

Total	$330,203	$13,683	$355	$343,531

As of March 31, 2011
U.S. Government agencies	$4,989	$12	$—	$5,001
State and political subdivisions	48,497	616	731	48,382
Mortgage-backed securities (1)	191,944	3,041	7	194,978

Total	$245,430	$3,669	$738	$248,361

(1)	All are residential type mortgage-backed securities

The cost basis, unrealized gains and losses, and fair value of securities available for sale at March 31, 2012, December 31, 2011 and March 31, 2011 are presented below (in thousands).

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
As of March 31, 2012
U.S. Government agencies	$43,593	$286	$90	$43,789
State and political subdivisions	21,490	1,321	3	22,808
Mortgage-backed securities (1)	1,692,446	33,212	590	1,725,068
Corporate bonds	119,154	—	14,568	104,586
Other	2,564	—	—	2,564

Total	$1,879,247	$34,819	$15,251	$1,898,815

As of December 31, 2011
U.S. Government agencies	$43,592	$158	$—	$43,750
State and political subdivisions	24,997	1,345	3	26,339
Mortgage-backed securities (1)	1,576,064	33,988	143	1,609,909
Corporate bonds	119,110	—	11,432	107,678
Other	2,371	—	—	2,371

Total	$1,766,134	$35,491	$11,578	$1,790,047

As of March 31, 2011
U.S. Government agencies	$94,966	$16	$1,204	$93,778
State and political subdivisions	26,870	983	20	27,833
Mortgage-backed securities (1)	1,388,702	27,617	1,474	1,414,845
Corporate bonds	100,956	150	1,520	99,586
Other	2,452	—	—	2,452

Total	$1,613,946	$28,766	$4,218	$1,638,494

(1)	All are residential type mortgage-backed securities

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

There were no held to maturity securities in an unrealized loss position at March 31, 2012. The following table summarizes held to maturity securities in an unrealized loss position as of December 31, 2011 and March 31, 2011 (in thousands).

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of December 31, 2011
State and political subdivisions	$—	$—	$363	$13	$363	$13
Mortgage-backed securities	10,967	342	—	—	10,967	342

Total unrealized loss position	$10,967	$342	$363	$13	$11,330	$355

As of March 31, 2011
State and political subdivisions	$21,313	$731	$—	$—	$21,313	$731
Mortgage-backed securities	1,942	7	—	—	1,942	7

Total unrealized loss position	$23,255	$738	$—	$—	$23,255	$738

The following table summarizes available for sale securities in an unrealized loss position as of March 31, 2012, December 31, 2011 and March 31, 2011 (in thousands).

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of March 31, 2012
U.S. Government agencies	$9,905	$90	$—	$—	$9,905	$90
State and political subdivisions	—	—	11	3	11	3
Mortgage-backed securities	405,039	574	21,067	16	426,106	590
Corporate bonds	35,306	2,872	69,230	11,696	104,536	14,568

Total unrealized loss position	$450,250	$3,536	$90,308	$11,715	$540,558	$15,251

As of December 31, 2011
State and political subdivisions	$—	$—	$11	$3	$11	$3
Mortgage-backed securities	98,687	110	22,719	33	121,406	143
Corporate bonds	42,864	5,197	64,765	6,235	107,629	11,432

Total unrealized loss position	$141,551	$5,307	$87,495	$6,271	$229,046	$11,578

As of March 31, 2011
U.S. Government agencies	$73,763	$1,204	$—	$—	$73,763	$1,204
State and political subdivisions	1,098	15	11	5	1,109	20
Mortgage-backed securities	292,379	1,474	—	—	292,379	1,474
Corporate bonds	79,386	1,520	—	—	79,386	1,520

Total unrealized loss position	$446,626	$4,213	$11	$5	$446,637	$4,218

At March 31, 2012, there were 53 available for sale securities and no held to maturity securities that were in an unrealized loss position. United does not intend to sell nor believes it will be required to sell securities in an unrealized loss position prior to the recovery of its amortized cost basis. Unrealized losses at March 31, 2012 are primarily related to changes in interest rates, however the unrealized losses in corporate bonds also reflect downgrades in the underlying securities ratings. The bonds remain above investment grade and United does not consider them to be impaired. Unrealized losses at March 31, 2011 were primarily attributable to changes in interest rates.

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, among other factors. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analyst’s reports. No impairment charges were recognized during the first quarter of 2012 or 2011.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The amortized cost and fair value of available for sale and held to maturity securities at March 31, 2012, by contractual maturity, are presented in the following table (in thousands).

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Government agencies:
5 to 10 years	$34,995	$35,153	$—	$—
More than 10 years	8,598	8,636	—	—

	43,593	43,789	—	—

State and political subdivisions:
Within 1 year	1,600	1,608	—	—
1 to 5 years	14,121	14,966	4,813	5,132
5 to 10 years	4,921	5,317	23,667	25,896
More than 10 years	848	917	23,413	25,278

	21,490	22,808	51,893	56,306

Corporate bonds:
1 to 5 years	18,594	17,668	—	—
5 to 10 years	99,560	86,618	—	—
More than 10 years	1,000	300	—	—

	119,154	104,586	—	—

Other:
More than 10 years	2,564	2,564	—	—

	2,564	2,564	—	—

Total securities other than mortgage-backed securities:
Within 1 year	1,600	1,608	—	—
1 to 5 years	32,715	32,634	4,813	5,132
5 to 10 years	139,476	127,088	23,667	25,896
More than 10 years	13,010	12,417	23,413	25,278
Mortgage-backed securities	1,692,446	1,725,068	251,743	262,184

	$1,879,247	$1,898,815	$303,636	$318,490

Maturities of mortgage-backed securities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 6 – Loans and Allowance for Loan Losses

Major classifications of loans as of March 31, 2012, December 31, 2011 and March 31, 2011, are summarized as follows (in thousands).

	March 31,	December 31,	March 31,
	2012	2011	2011
Commercial (secured by real estate)	$1,843,207	$1,821,414	$1,692,154
Commercial & industrial	439,496	428,249	431,473
Commercial construction	167,122	164,155	213,177

Total commercial	2,449,825	2,413,818	2,336,804
Residential mortgage	1,131,248	1,134,902	1,186,531
Residential construction	435,375	448,391	549,618
Consumer installment	111,118	112,503	121,419

Total loans	4,127,566	4,109,614	4,194,372
Less allowance for loan losses	113,601	114,468	133,121

Loans, net	$4,013,965	$3,995,146	$4,061,251

The Bank makes loans and extensions of credit to individuals and a variety of firms and corporations located primarily in counties in north Georgia, the Atlanta, Georgia metropolitan statistical area, the Gainesville, Georgia metropolitan statistical area, coastal Georgia, western North Carolina and east Tennessee. Although the Bank has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by improved and unimproved real estate and is dependent upon the real estate market.

Changes in the allowance for loan losses for the three months ended March 31, 2012 and 2011 are summarized as follows (in thousands).

	Three Months Ended
	March 31,
	2012	2011
Balance beginning of period	$114,468	$174,695
Provision for loan losses	15,000	190,000
Charge-offs:
Commercial (secured by real estate)	3,928	48,707
Commercial & industrial	756	4,362
Commercial construction	364	49,715
Residential mortgage	5,767	36,676
Residential construction	5,629	92,255
Consumer installment	753	1,096

Total loans charged-off	17,197	232,811

Recoveries:
Commercial (secured by real estate)	231	100
Commercial & industrial	87	322
Commercial construction	30	—
Residential mortgage	392	293
Residential construction	315	117
Consumer installment	275	405

Total recoveries	1,330	1,237

Net charge-offs	15,867	231,574

Balance end of period	$113,601	$133,121

At March 31, 2012, December 31, 2011 and March 31, 2011, loans with a carrying value of $1.58 billion, $1.52 billion and $857 million were pledged as collateral to secure FHLB advances and other contingent funding sources.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table presents the balance and activity in the allowance for loan losses by portfolio segment and the recorded investment in loans by portfolio segment based on impairment method as of March 31, 2012, December 31, 2011 and March 31, 2011 (in thousands).

	Commercial (Secured by Real Estate)	Commercial & Industrial	Commercial Construction	Residential Mortgage	Residential Construction	Consumer Installment	Unallocated	Total
Three Months Ended March 31, 2012
Allowance for loan losses:
Beginning balance	$31,644	$5,681	$6,097	$29,076	$30,379	$2,124	$9,467	$114,468
Charge-offs	(3,928)	(756)	(364)	(5,767)	(5,629)	(753)	—	(17,197)
Recoveries	231	87	30	392	315	275	—	1,330
Provision	2,667	460	3,820	3,655	4,408	252	(262)	15,000

Ending balance	$30,614	$5,472	$9,583	$27,356	$29,473	$1,898	$9,205	$113,601

Ending allowance attributable to loans:
Individually evaluated for impairment	$7,654	$1,122	$1,920	$2,254	$3,236	$63	$—	$16,249
Collectively evaluated for impairment	22,960	4,350	7,663	25,102	26,237	1,835	9,205	97,352

Total ending allowance balance	$30,614	$5,472	$9,583	$27,356	$29,473	$1,898	$9,205	$113,601

Loans:
Individually evaluated for impairment	$117,999	$60,568	$46,549	$21,525	$47,048	$331	$—	$294,020
Collectively evaluated for impairment	1,725,208	378,928	120,573	1,109,723	388,327	110,787	—	3,833,546

Total loans	$1,843,207	$439,496	$167,122	$1,131,248	$435,375	$111,118	$—	$4,127,566

December 31, 2011
Allowance for loan losses:
Ending allowance attributable to loans:
Individually evaluated for impairment	$7,491	$1,117	$236	$2,234	$3,731	$16	$—	$14,825
Collectively evaluated for impairment	24,153	4,564	5,861	26,842	26,648	2,108	9,467	99,643

Total ending allowance balance	$31,644	$5,681	$6,097	$29,076	$30,379	$2,124	$9,467	$114,468

Loans:
Individually evaluated for impairment	$107,831	$57,828	$26,245	$18,376	$46,687	$292	$—	$257,259
Collectively evaluated for impairment	1,713,583	370,421	137,910	1,116,526	401,704	112,211	—	3,852,355

Total loans	$1,821,414	$428,249	$164,155	$1,134,902	$448,391	$112,503	$—	$4,109,614

Three Months Ended March 31, 2011
Allowance for loan losses:
Beginning balance	$31,191	$7,580	$6,780	$22,305	$92,571	$3,030	$11,238	$174,695
Charge-offs	(48,707)	(4,362)	(49,715)	(36,676)	(92,255)	(1,096)	—	(232,811)
Recoveries	100	322	—	293	117	405	—	1,237
Provision	37,675	4,047	48,916	39,207	62,087	217	(2,149)	190,000

Ending balance	$20,259	$7,587	$5,981	$25,129	$62,520	$2,556	$9,089	$133,121

Ending allowance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	20,259	7,587	5,981	25,129	62,520	2,556	9,089	133,121

Total ending allowance balance	$20,259	$7,587	$5,981	$25,129	$62,520	$2,556	$9,089	$133,121

Loans:
Individually evaluated for impairment	$17,154	$—	$3,624	$5,157	$22,667	$—	$—	$48,602
Collectively evaluated for impairment	1,675,000	431,473	209,553	1,181,374	526,951	121,419	—	4,145,770

Total loans	$1,692,154	$431,473	$213,177	$1,186,531	$549,618	$121,419	$—	$4,194,372

United reviews all loans that are on nonaccrual with a balance of $500,000 or greater for impairment as well as accruing substandard relationships greater than $2 million and all troubled debt restructurings (“TDRs”). A loan is considered impaired when, based on current events and circumstances, it is probable that all amounts due, according to the contractual terms of the loan, will not be collected. All troubled debt restructurings are considered impaired regardless of accrual status. Impaired loans are measured based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, at the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. Interest payments received on impaired loans that are on nonaccrual status are applied as a reduction of the outstanding principal balance. For impaired loans not on nonaccrual status, interest is accrued according to the terms of the loan agreement. Impairment amounts are recorded quarterly and specific reserves are recorded in the allowance for loan losses.

In the first quarter of 2011, United’s Board of Directors adopted an accelerated problem asset disposition plan which included the bulk sale of $267 million in classified loans. Those loans were classified as held for sale at the end of the first quarter and were written down to the expected proceeds from the sale. The charge-offs on the loans transferred to held for sale in anticipation of the bulk loan sale, which closed on April 18, 2011, increased first quarter 2011 loan charge-offs by $186 million. The actual loss on the bulk loan sale at closing was less than the amount charged-off in the first quarter, resulting in a $7.27 million reduction of second quarter 2011 charge-offs.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The recorded investments in individually evaluated impaired loans at March 31, 2012, December 31, 2011 and March 31, 2011 were as follows (in thousands).

	March 31,	December 31,	March 31,
	2012	2011	2011
Period-end loans with no allocated allowance for loan losses	$208,302	$188,509	$48,602
Period-end loans with allocated allowance for loan losses	85,718	68,750	—

Total	$294,020	$257,259	$48,602

Amount of allowance for loan losses allocated	$16,249	$14,825	$—

The increase in the amount of impaired loans is due to an increase in the number and balance of TDRs. The average balances of impaired loans and income recognized on impaired loans while they were considered impaired is presented below for the three months ended March 31, 2012 and March 31, 2011 (in thousands).

	Three Months Ended
	March 31,
	2012	2011
Average balance of individually evaluated impaired loans during period	$280,626	$95,163
Interest income recognized during impairment	2,267	—
Cash-basis interest income recognized	3,192	—

The following table presents loans individually evaluated for impairment by class of loans as of March 31, 2012, December 31, 2011 and March 31, 2011 (in thousands).

	March 31, 2012			December 31, 2011			March 31, 2011
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Commercial (secured by real estate)	$91,399	$82,593	$—	$82,887	$76,215	$—	$27,811	$17,154	$—
Commercial & industrial	81,896	56,896	—	77,628	52,628	—	—	—	—
Commercial construction	30,188	27,295	—	24,927	23,609	—	4,360	3,624	—

Total commercial	203,483	166,784	—	185,442	152,452	—	32,171	20,778	—
Residential mortgage	15,375	13,041	—	13,845	10,804	—	8,801	5,157	—
Residential construction	44,018	28,477	—	38,955	25,190	—	49,205	22,667	—
Consumer installment	—	—	—	63	63	—	—	—	—

Total with no related allowance recorded	262,876	208,302	—	238,305	188,509	—	90,177	48,602	—

With an allowance recorded:
Commercial (secured by real estate)	36,536	35,406	7,654	31,806	31,616	7,491	—	—	—
Commercial & industrial	3,672	3,672	1,122	5,200	5,200	1,117	—	—	—
Commercial construction	20,056	19,254	1,920	2,636	2,636	236	—	—	—

Total commercial	60,264	58,332	10,696	39,642	39,452	8,844	—	—	—
Residential mortgage	9,255	8,484	2,254	7,642	7,572	2,234	—	—	—
Residential construction	19,235	18,571	3,236	21,629	21,497	3,731	—	—	—
Consumer installment	340	331	63	235	229	16	—	—	—

Total with an allowance recorded	89,094	85,718	16,249	69,148	68,750	14,825	—	—	—

Total	$351,970	$294,020	$16,249	$307,453	$257,259	$14,825	$90,177	$48,602	$—

There were no loans more than 90 days past due and still accruing interest at March 31, 2012, December 31, 2011 or March 31, 2011. Nonaccrual loans at March 31, 2012, December 31, 2011 and March 31, 2011 were $130 million, $127 million and $83.8, respectively. Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually evaluated impaired loans with larger balances.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table presents the recorded investment (unpaid principal less amounts charged-off) in nonaccrual loans by loan class as of March 31, 2012, December 31, 2011 and March 31, 2011 (in thousands).

	Nonaccrual Loans
	March 31, 2012	December 31, 2011	March 31, 2011
Commercial (secured by real estate)	$26,081	$27,322	$20,648
Commercial & industrial	36,314	34,613	2,198
Commercial construction	23,319	16,655	3,701

Total commercial	85,714	78,590	26,547
Residential mortgage	18,741	22,358	23,711
Residential construction	24,341	25,523	32,038
Consumer installment	908	1,008	1,473

Total	$129,704	$127,479	$83,769

Balance as a percentage of unpaid principal	70.6%	71.3%	57.3%

The following table presents the aging of the recorded investment in past due loans as of March 31, 2012, December 31, 2011 and March 31, 2011 by class of loans (in thousands).

	Loans Past Due				Loans Not
	30 - 59 Days	60 - 89 Days	> 90 Days	Total	Past Due	Total
As of March 31, 2012
Commercial (secured by real estate)	$6,777	$3,219	$14,461	$24,457	$1,818,750	$1,843,207
Commercial & industrial	1,930	244	2,905	5,079	434,417	439,496
Commercial construction	256	55	8,620	8,931	158,191	167,122

Total commercial	8,963	3,518	25,986	38,467	2,411,358	2,449,825
Residential mortgage	14,540	5,223	9,103	28,866	1,102,382	1,131,248
Residential construction	7,462	1,584	11,201	20,247	415,128	435,375
Consumer installment	961	248	346	1,555	109,563	111,118

Total loans	$31,926	$10,573	$46,636	$89,135	$4,038,431	$4,127,566

As of December 31, 2011
Commercial (secured by real estate)	$8,036	$4,182	$10,614	$22,832	$1,798,582	$1,821,414
Commercial & industrial	3,869	411	407	4,687	423,562	428,249
Commercial construction	166	—	1,128	1,294	162,861	164,155

Total commercial	12,071	4,593	12,149	28,813	2,385,005	2,413,818
Residential mortgage	15,185	4,617	9,071	28,873	1,106,029	1,134,902
Residential construction	3,940	2,636	10,270	16,846	431,545	448,391
Consumer installment	1,534	308	430	2,272	110,231	112,503

Total loans	$32,730	$12,154	$31,920	$76,804	$4,032,810	$4,109,614

As of March 31, 2011
Commercial (secured by real estate)	$11,522	$9,244	$9,659	$30,425	$1,661,729	$1,692,154
Commercial & industrial	1,485	854	876	3,215	428,258	431,473
Commercial construction	5,458	1,880	1,237	8,575	204,602	213,177

Total commercial	18,465	11,978	11,772	42,215	2,294,589	2,336,804
Residential mortgage	16,439	6,658	10,789	33,886	1,152,645	1,186,531
Residential construction	13,349	9,514	13,405	36,268	513,350	549,618
Consumer installment	1,705	346	573	2,624	118,795	121,419

Total loans	$49,958	$28,496	$36,539	$114,993	$4,079,379	$4,194,372

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of March 31, 2012 and December 31, 2011, United has allocated $12.2 million and $8.65 million, respectively, of specific reserves to customers whose loan terms have been modified in troubled debt restructurings. There were no specific reserves established for loans considered to be troubled debt restructurings at March 31, 2011. United committed to lend additional amounts totaling up to $891,000, $1.12 million and $519,000 as of March 31, 2012, December 31, 2011 and March 31, 2011, respectively, to customers with outstanding loans that are classified as TDRs.

The modification of the terms of troubled debt restructurings included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date or an extension of the amortization period at a stated rate lower than the current market rate for new debt with similar risk; or a permanent reduction of the principal amount.

The following table presents additional information on troubled debt restructurings including the number of loan contracts restructured and the pre and post modification recorded investment (dollars in thousands).

	March 31, 2012			December 31, 2011			March 31, 2011
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial (sec by RE)	92	$83,230	$79,844	74	$70,380	$69,054	29	$25,094	$22,211
Commercial & industrial	26	3,487	3,487	18	806	806	5	155	155
Commercial construction	16	35,184	34,066	11	18,053	18,053	6	9,622	9,622

Total commercial	134	121,901	117,397	103	89,239	87,913	40	34,871	31,988
Residential mortgage	99	15,718	14,832	80	11,943	11,379	32	4,013	3,882
Residential construction	63	27,128	25,948	54	24,921	24,145	54	14,582	13,759
Consumer installment	40	340	330	34	298	293	7	122	117

Total loans	336	$165,087	$158,507	271	$126,401	$123,730	133	$53,588	$49,746

The following table presents new troubled debt restructurings during the three months ended March 31, 2012 and those troubled debt restructurings that have subsequently defaulted, which we define as 90 days or more past due (dollars in thousands).

	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Troubled Debt Restructurings Modified Within the Previous Twelve Months that Have Subsequently Defaulted During the Three Months Ended March 31, 2012
New Troubled Debt Restructurings for the Three Months Ended March 31, 2012				Number of Contracts	Recorded Investment
Commercial (secured by real estate)	24	$15,099	$13,741	$—	$—
Commercial & industrial	10	2,724	2,724	1	43
Commercial construction	7	20,781	20,781	2	4,174

Total commercial	41	38,604	37,246	3	4,217
Residential mortgage	24	5,279	5,273	3	373
Residential construction	14	3,751	3,189	3	1,476
Consumer installment	7	60	55	—	—

Total loans	86	$47,694	$45,763	9	$6,066

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Loans listed as not rated are generally deposit account overdrafts or new loans that have not yet been assigned a grade.

As of March 31, 2012, December 31, 2011 and March 31, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands).

	Pass	Watch	Substandard	Doubtful / Loss	Not Rated	Total
As of March 31, 2012
Commercial (secured by real estate)	$1,586,934	$96,352	$159,921	$—	$—	$1,843,207
Commercial & industrial	381,097	4,126	53,532	—	741	439,496
Commercial construction	99,825	20,722	46,575	—	—	167,122

Total commercial	2,067,856	121,200	260,028	—	741	2,449,825
Residential mortgage	995,982	40,790	94,476	—	—	1,131,248
Residential construction	298,592	48,168	88,615	—	—	435,375
Consumer installment	106,124	1,476	3,518	—	—	111,118

Total loans	$3,468,554	$211,634	$446,637	$—	$741	$4,127,566

As of December 31, 2011
Commercial (secured by real estate)	$1,561,204	$89,830	$170,380	$—	$—	$1,821,414
Commercial & industrial	369,343	7,630	50,366	—	910	428,249
Commercial construction	114,817	14,173	35,165	—	—	164,155

Total commercial	2,045,364	111,633	255,911	—	910	2,413,818
Residential mortgage	993,779	42,323	98,800	—	—	1,134,902
Residential construction	312,527	38,386	97,478	—	—	448,391
Consumer installment	107,333	1,411	3,759	—	—	112,503

Total loans	$3,459,003	$193,753	$455,948	$—	$910	$4,109,614

As of March 31, 2011
Commercial (secured by real estate)	$1,469,140	$82,715	$140,299	$—	$—	$1,692,154
Commercial & industrial	405,059	6,824	18,608	—	982	431,473
Commercial construction	166,386	8,205	38,586	—	—	213,177

Total commercial	2,040,585	97,744	197,493	—	982	2,336,804
Residential mortgage	1,052,909	40,779	92,843	—	—	1,186,531
Residential construction	376,583	60,463	112,572	—	—	549,618
Consumer installment	116,964	626	3,829	—	—	121,419

Total loans	$3,587,041	$199,612	$406,737	$—	$982	$4,194,372

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 7 – Foreclosed Property

Major classifications of foreclosed properties at March 31, 2012, December 31, 2011 and March 31, 2011 are summarized as follows (in thousands).

	March 31,	December 31,	March 31,
	2012	2011	2011
Commercial real estate	$11,463	$10,866	$15,500
Commercial construction	3,266	3,336	11,568

Total commercial	14,729	14,202	27,068
Residential mortgage	6,757	7,840	12,927
Residential construction	28,147	29,799	67,406

Total foreclosed property	49,633	51,841	107,401
Less valuation allowance	17,746	18,982	53,023

Foreclosed property, net	$31,887	$32,859	$54,378

Balance as a percentage of original loan unpaid principal	36.1%	35.9%	30.3%

Activity in the valuation allowance for foreclosed property is presented in the following table (in thousands).

	Three Months Ended
	March 31,
	2012	2011
Balance at beginning of year	$18,982	$16,565
Additions charged to expense	2,111	48,585
Direct write downs	(3,347)	(12,127)

Balance at end of period	$17,746	$53,023

Expenses related to foreclosed assets include (in thousands).

	Three Months Ended
	March 31,
	2012	2011
Net loss on sales	$93	$12,020
Provision for unrealized losses	2,111	48,585
Operating expenses, net of rental income	1,621	4,294

Total foreclosed property expense	$3,825	$64,899

Note 8 – Earnings Per Share

United is required to report on the face of the statement of operations, earnings (loss) per common share with and without the dilutive effects of potential common stock issuances from instruments such as options, convertible securities and warrants. Basic earnings (loss) per common share is based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings (loss) per common share.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

During the three months ended March 31, 2012 and 2011, United accrued dividends on preferred stock, including accretion of discounts, as shown in the following table (in thousands).

	Three Months Ended
	March 31,
	2012	2011
Series A—6% fixed	$3	$3
Series B—5% fixed until December 6, 2013, 9% thereafter	2,608	2,602
Series D—LIBOR plus 9.6875%, resets quarterly	419	173

Total preferred stock dividends	$3,030	$2,778

All preferred stock dividends are payable quarterly.

Series B preferred stock was issued at a discount. Dividend amounts shown include discount accretion for each period.

The preferred stock dividends were subtracted from net income (loss) in order to arrive at net income (loss) available to common shareholders. There is no dilution from dilutive securities for the three months ended March 31, 2011, due to the antidilutive effect of the net loss for that period.

The following table sets forth the computation of basic and diluted earnings (loss) per common share for the three months ended March 31, 2012 and 2011 (in thousands, except per share data).

	Three Months Ended
	March 31,
	2012	2011
Net income (loss) available to common shareholders	$8,498	$(240,114)

Weighted average shares outstanding:
Basic	57,764	18,466
Effect of dilutive securities
Convertible securities	—	—
Stock options	—	—
Warrants	—	—

Diluted	57,764	18,466

Earnings (loss) per common share:
Basic	$.15	$(13.00)

Diluted	$.15	$(13.00)

At March 31, 2012, United had the following potentially dilutive stock options and warrants outstanding: a warrant to purchase 219,908.49 common shares at $61.39 per share issued to the U.S. Treasury in conjunction with the issuance of United’s fixed rate cumulative perpetual preferred stock, Series B; 129,670 common shares issuable upon exercise of warrants attached to trust preferred securities with an exercise price of $100 per share; 514,068 common shares issuable upon exercise of stock options granted to employees with a weighted average exercise price of $98.22; 404,281 common shares issuable upon completion of vesting of restricted stock awards; 1,411,765 common shares issuable upon exercise of warrants exercisable at a price equivalent to $21.25 per share granted to Fletcher International Ltd. (“Fletcher”) in connection with a 2010 asset purchase and sale agreement; 2,476,191 common shares issuable upon conversion of preferred stock if Fletcher exercises its option to purchase $65 million in convertible preferred stock, convertible at $26.25 per share; 1,162,791 common shares issuable upon exercise of warrants exercisable at a price equivalent to $30.10 per share to be granted to Fletcher upon exercise of its option to acquire preferred stock; and 1,551,126 common shares issuable upon exercise of warrants owned by Elm Ridge Offshore Master Fund, Ltd. and Elm Ridge Value Partners, L.P. (collectively, the “Elm Ridge Parties”), exercisable at $12.50 per share.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 9 – Derivatives and Hedging Activity

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

The table below presents the fair value of United’s derivative financial instruments as well as their classification on the consolidated balance sheet as of March 31, 2012, December 31, 2011 and March 31, 2011 (in thousands).

Derivatives accounted for as hedges under ASC 815

		Fair Value
Interest Rate Products	Balance Sheet Location	March 31, 2012	December 31, 2011	March 31, 2011
Liability derivatives	Other liabilities	$2,526	$422	$—

Derivatives not accounted for as hedges under ASC 815

		Fair Value
Interest Rate Products	Balance Sheet Location	March 31, 2012	December 31, 2011	March 31, 2011
Asset derivatives	Other assets	$73	$—	$—

Liability derivatives	Other liabilities	$73	$—	$—

Derivative contracts that are not accounted for as hedges under ASC 815 are between United and certain commercial loan customers with offsetting positions to dealers under a back-to-back swap program.

Cash Flow Hedges of Interest Rate Risk

United’s objectives in using interest rate derivatives are to add stability to net interest revenue and to manage its exposure to interest rate movements. To accomplish this objective, United primarily uses interest rate swaps as part of its interest rate risk management strategy. For United’s variable-rate loans, interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for United making variable-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate floors designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if the designated rate index falls below the strike rate on the contract. United pays an up front premium for this interest rate protection. United had no active derivative contracts outstanding at March 31, 2012, December 31, 2011 or March 31, 2011 that were designated as cash flow hedges of interest rate risk.

The effective portion of changes in the fair value of derivatives designated, and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest revenue as interest payments are received on United’s prime-based, variable-rate loans. At March 31, 2012, the amount included in other comprehensive income represents deferred gains from terminated cash flow hedges where the forecasted hedging transaction is expected to remain effective over the remaining unexpired term of the original contract. Such gains are being deferred and recognized over the remaining life of the original derivative contract. For terminated swap contracts, the gains are recognized over the original life of the contract on a straight line basis. For terminated floors, the gains are recognized over the original term based on the original floorlet schedule. During the three months ended March 31, 2012 and 2011, United accelerated the reclassification of $81,000 and $1.30 million, respectively, in gains from terminated positions as a result of the forecasted transactions becoming probable not to occur. During the next twelve months, United estimates that an additional $2.60 million of the deferred gains on terminated cash flow hedging positions will be reclassified as an increase to interest revenue.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Fair Value Hedges of Interest Rate Risk

United is exposed to changes in the fair value of certain of its fixed rate obligations due to changes in LIBOR, a benchmark interest rate. United uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the benchmark interest rate. Interest rate swaps designated as fair value hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for United making variable rate payments over the life of the agreements without the exchange of the underlying notional amount. At March 31, 2012, United had four interest rate swaps with an aggregate notional amount of $64.5 million that were designated as fair value hedges of interest rate risk. At March 31, 2011, United had no active derivative contracts outstanding that were designated as fair value hedges.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. United includes the gain or loss on the hedged items in the same financial statement line item as the offsetting loss or gain on the related derivatives. During the three months ended March 31, 2012, United recognized net gains/(losses) of $34,000 related to ineffectiveness of the fair value hedging relationships. United also recognized a net reduction of interest expense of $278,000 for the three months ended March 31, 2012, related to United’s fair value hedges, which includes net settlements on the derivatives. There were no active fair value hedges during the first quarter of 2011.

Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement

The tables below present the effect of United’s derivative financial instruments on the consolidated statement of operations for the three months ended March 31, 2012 and 2011.

Derivatives in Fair Value Hedging Relationships (in thousands):

Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income on Derivative		Amount of Gain (Loss) Recognized in Income on Hedged Item
on Derivative	2012	2011	2012	2011
Three Months Ended March 31,
Other fee revenue	$(1,264)	$—	$1,298	$—

Derivatives in Cash Flow Hedging Relationships (in thousands):

	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)		Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)
	2012	2011	Location	2012	2011
Three Months Ended March 31,
			Interest revenue	$1,519	$2,923
			Other income	81	1,303

Interest rate products	$—	$—	Total	$1,600	$4,226

Credit-risk-related Contingent Features

United manages its credit exposure on derivatives transactions by entering into a bi-lateral credit support agreement with each counterparty. The credit support agreements require collateralization of exposures beyond specified minimum threshold amounts. The details of these agreements, including the minimum thresholds, vary by counterparty.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Note 10 – Stock Based Compensation

United has an equity compensation plan that allows for grants of incentive stock options, nonqualified stock options, restricted stock awards (also referred to as “nonvested stock” awards), stock awards, performance share awards or stock appreciation rights. Options granted under the plan can have an exercise price no less than the fair market value of the underlying stock at the date of grant. The general terms of the plan include a vesting period (usually four years) with an exercisable period not to exceed ten years. Certain option and restricted stock awards provide for accelerated vesting if there is a change in control (as defined in the plan). As of March 31, 2012, no additional awards could be granted under the plan. Through March 31, 2012, incentive stock options, nonqualified stock options, restricted stock awards and units and base salary stock grants had been granted under the plan.

The following table shows stock option activity for the first three months of 2012.

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinisic Value ($000)
Outstanding at December 31, 2011	583,647	$94.48
Forfeited	(1,203)	48.85
Expired	(68,376)	67.19

Outstanding at March 31, 2012	514,068	98.22	4.3	$—

Exercisable at March 31, 2012	450,507	105.70	3.9	—

The fair value of each option is estimated on the date of grant using the Black-Scholes model. No stock options were granted during the three month periods ended March 31, 2012 or 2011.

Compensation expense relating to options of $180,000 and $441,000, respectively, was included in earnings for the three months ended March 31, 2012 and 2011. The amount of compensation expense for all periods was determined based on the fair value of options at the time of grant, multiplied by the number of options granted that were expected to vest, which was then amortized over the vesting period. The forfeiture rate for options is estimated to be approximately 3% per year. There were no options exercised during the three months ended March 31, 2012 or 2011.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The table below presents the activity in restricted stock awards for the first three months of 2012.

Restricted Stock	Shares	Weighted- Average Grant- Date Fair Value
Outstanding at December 31, 2011	414,644	$12.19
Granted	4,734	8.43
Excercised	(8,497)	19.87
Cancelled	(6,600)	10.25

Outstanding at March 31, 2012	404,281	12.69

Vested at March 31, 2012	15,490	35.62

Compensation expense for restricted stock is based on the fair value of restricted stock awards at the time of grant, which is equal to the value of United’s common stock on the date of grant. The value of restricted stock grants that are expected to vest is amortized into expense over the vesting period. For the three months ended March 31, 2012 and 2011, compensation expense of $405,000 and $107,000, respectively, was recognized related to restricted stock awards. The total intrinsic value of restricted stock at March 31, 2012 was approximately $3.94 million.

As of March 31, 2012, there was $3.41 million of unrecognized compensation cost related to nonvested stock options and restricted stock awards granted under the plan. The cost is expected to be recognized over a weighted-average period of 2.1 years. The aggregate grant date fair value of options and restricted stock that vested during the three months ended March 31, 2012 was $329,000.

Note 11 – Common and Preferred Stock Issued / Common Stock Issuable

United sponsors a Dividend Reinvestment and Stock Purchase Plan (“DRIP”) that allows participants who already own United’s common stock to purchase additional shares directly from the company. The DRIP also allows participants to automatically reinvest their quarterly dividends in additional shares of common stock without a commission. The DRIP is currently suspended. United’s 401(k) retirement plan regularly purchases shares of United’s common stock directly from United. In addition, United has an Employee Stock Purchase Program that allows eligible employees to purchase shares of common stock at a 5% discount, with no commission charges. During the three months ended March 31, 2012 and 2011, United issued, 35,648 shares and 46,019 shares, respectively, and increased capital by $278,000 and $375,000, respectively through these programs.

United offers its common stock as an investment option in its deferred compensation plan. The common stock component is accounted for as an equity instrument and is reflected in the consolidated balance sheet as common stock issuable. The deferred compensation plan does not allow for diversification once an election is made to invest in United stock and settlement must be accomplished in shares at the time the deferral period is completed. At March 31, 2012 and 2011, United had 90,126 shares and 79,428 shares, respectively, of its common stock that was issuable under the deferred compensation plan.

On February 22, 2011, United entered into a Share Exchange Agreement with the Elm Ridge Parties. Under the Share Exchange Agreement, the Elm Ridge Parties agreed to transfer to the Company 1,551,126 shares of the Company’s common stock in exchange for 16,613 shares of the Company’s cumulative perpetual preferred stock, Series D, and warrants to purchase 1,551,126 common shares with an exercise price of $12.50 per share that expire on August 22, 2013. This exchange transaction did not result in a net increase or decrease to total shareholders’ equity for the year ended December 31, 2011.

Note 12 – Reclassifications and Reverse Stock Split

Certain 2011 amounts have been reclassified to conform to the 2012 presentation. On June 17, 2011, United completed a 1-for-5 reverse stock split, whereby each 5 shares of United’s common stock was reclassified into one share of common stock, and each 5 shares of United’s non-voting common stock was reclassified into one share of non-voting common stock. All share and per share amounts for all periods presented have been adjusted to reflect the reverse split as though it had occurred prior to the earliest period presented.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 13 – Assets and Liabilities Measured at Fair Value

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The table below presents United’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2012, December 31, 2011 and March 31, 2011, aggregated by the level in the fair value hierarchy within with those measurements fall (in thousands).

March 31, 2012	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale:
U.S. Government agencies	$—	$43,789	$—	$43,789
State and political subdivisions	—	22,808	—	22,808
Mortgage-backed securities	—	1,725,068	—	1,725,068
Corporate bonds	—	104,236	350	104,586
Other	—	2,564	—	2,564
Deferred compensation plan assets	2,973	—	—	2,973
Derivative financial instruments	—	73	—	73

Total	$2,973	$1,898,538	$350	$1,901,861

Liabilities
Deferred compensation plan liability	$2,973	$—	$—	$2,973
Brokered certificates of deposit	—	61,069	—	61,069
Derivative financial instruments	—	2,599	—	2,599

Total liabilities	$2,973	$63,668	$—	$66,641

December 31, 2011	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale:
U.S. Government agencies	$—	$43,750	$—	$43,750
State and political subdivisions	—	26,339	—	26,339
Mortgage-backed securities	—	1,609,909	—	1,609,909
Corporate bonds	—	107,328	350	107,678
Other	—	2,371	—	2,371
Deferred compensation plan assets	2,859	—	—	2,859

Total	$2,859	$1,789,697	$350	$1,792,906

Liabilities
Deferred compensation plan liability	$2,859	$—	$—	$2,859
Brokered certificates of deposit	—	13,107	—	13,107
Derivative financial instruments	—	422	—	422

Total liabilities	$2,859	$13,529	$—	$16,388

March 31, 2011	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale:
U.S. Government agencies	$—	$93,778	$—	$93,778
State and political subdivisions	—	27,833	—	27,833
Mortgage-backed securities	—	1,410,411	4,434	1,414,845
Corporate bonds	—	99,236	350	99,586
Other	—	2,452	—	2,452
Deferred compensation plan assets	3,107	—	—	3,107

Total	$3,107	$1,633,710	$4,784	$1,641,601

Liabilities
Deferred compensation plan liability	$3,107	$—	$—	$3,107

Total liabilities	$3,107	$—	$—	$3,107

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table shows a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs that are classified as Level 3 values (in thousands).

	Securities Available for Sale
	Three Months Ended March 31,
	2012	2011
Balance at beginning of period	$350	$5,284
Amounts included in earnings	—	(8)
Paydowns	—	(492)

Balance at end of period	$350	$4,784

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

United may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. The table below presents United’s assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2012, December 31, 2011 and March 31, 2011, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands).

	Level 1	Level 2	Level 3	Total
March 31, 2012
Assets
Loans	$—	$—	$176,632	$176,632
Foreclosed properties	—	—	27,675	27,675

Total	$—	$—	$204,307	$204,307

December 31, 2011
Assets
Loans	$—	$—	$133,828	$133,828
Foreclosed properties	—	—	29,102	29,102

Total	$—	$—	$162,930	$162,930

March 31, 2011
Assets
Loans	$—	$—	$32,241	$32,241
Loans held for sale	—	—	80,629	80,629
Foreclosed properties	—	—	53,102	53,102

Total	$—	$—	$165,972	$165,972

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

Notes to Consolidated Financial Statements

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

The carrying amount and fair values for other financial instruments included in United’s balance sheet at March 31, 2012, December 31, 2011 and March 31, 2011 were as follows (in thousands).

	March 31, 2012
	Carrying	Fair Value Level
	Amount	Level 1	Level 2	Level 3	Total
Assets:
Securities held to maturity	$303,636	$—	$318,490	$—	$318,490
Loans, net	4,013,965	—	—	3,825,482	3,825,482

Liabilities:
Deposits	6,000,539	—	5,986,925	—	5,986,925
Federal Home Loan Bank advances	215,125	—	217,033	—	217,033
Long-term debt	120,245	—	—	113,891	113,891

	December 31, 2011		March 31, 2011
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Assets:
Securities held to maturity	$330,203	$343,531	$245,430	$248,361
Loans, net	3,995,146	3,800,343	4,061,251	3,933,549

Liabilities:
Deposits	6,097,983	6,093,772	6,597,748	6,588,398
Federal Home Loan Bank advances	40,625	43,236	55,125	58,965
Long-term debt	120,225	115,327	150,166	124,603

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

Our businesses and operations are and will be subject to a variety of risks, uncertainties and other factors. Consequently, actual results and experiences may differ materially from those contained in any forward-looking statements. Such risks, uncertainties and other factors that could cause actual results and experience to differ from those projected include, but are not limited to, the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2011, as well as the following factors:

•	our ability to maintain profitability;

•	our ability to fully realize our deferred tax asset balances, including net operating loss carry-forwards;

•	the condition of the banking system and financial markets;

•	the results of our most recent internal credit stress test may not accurately predict the impact on our financial condition if the economy were to continue to deteriorate;

•	our ability to raise capital as may be necessary;

•	our ability to maintain liquidity or access other sources of funding;

•	changes in the cost and availability of funding;

•	the success of the local economies in which we operate;

•	our concentrations of residential and commercial construction and development loans and commercial real estate loans are subject to unique risks that could adversely affect our earnings;

•	changes in prevailing interest rates may negatively affect our net income and the value of our assets;

•	the accounting and reporting policies of United;

•	if our allowance for loan losses is not sufficient to cover actual loan losses;

•	we may be subject to losses due to fraudulent and negligent conduct of our loan customers, third party service providers or employees;

•	competition from financial institutions and other financial service providers;

•	the U.S. Treasury may change the terms of our fixed rate cumulative perpetual preferred stock, Series B (the “Series B preferred stock”);

•	risks with respect to future expansion and acquisitions;

•	if the conditions in the stock market, the public debt market and other capital markets deteriorate;

•	the impact of the Dodd-Frank Wall Street Reform Act of 2010 and related regulations and other changes in financial services laws and regulations;

•	the failure of other financial institutions;

•

a special assessment that may be imposed by the Federal Deposit Insurance Corporation (the “FDIC”) on all FDIC-insured institutions in the future, similar to the assessment in 2009 that decreased our earnings; and

•

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

United is a bank holding company registered with the Board of Governors of the Federal Reserve ( the “Federal Reserve Board”) under the Bank Holding Company Act of 1956 that was incorporated under the laws of the state of Georgia in 1987 and commenced operations in 1988. At March 31, 2012, United had total consolidated assets of $7.17 billion, total loans of $4.13 billion, excluding the loans acquired from Southern Community Bank (“SCB”) that are covered by loss sharing agreements and therefore have a different risk profile. United also had total deposits of $6.00 billion and shareholders’ equity of $580 million.

United’s activities are primarily conducted through its wholly-owned Georgia banking subsidiary, United Community Bank (the “Bank”), which operates under a community bank model that is organized as 27 “community banks” with local bank presidents and boards in north Georgia, the Atlanta, Georgia metropolitan statistical area (the “Atlanta MSA”), the Gainesville, Georgia metropolitan statistical area (the “Gainesville MSA”), coastal Georgia, western North Carolina, and east Tennessee.

Included in management’s discussion and analysis are certain non-GAAP (accounting principles generally accepted in the United States of America (“GAAP”)) performance measures. United’s management believes that non-GAAP performance measures are useful in analyzing United’s financial performance trends and therefore this section will refer to non-GAAP performance measures. A reconciliation of these non-GAAP performance measures to GAAP performance measures is included in the table on page 32.

United reported net income of $11.5 million for the first quarter of 2012, compared to a net loss of $237 million for the first quarter of 2011. Diluted earnings per common share was $.15 for the first quarter of 2012, compared to a diluted loss per common share of $13.00 for the first quarter of 2011. The first quarter of 2011 operating loss reflects United’s Board of Directors’ decision to adopt a problem asset disposition plan to quickly dispose of problem assets (the “Problem Asset Disposition Plan”) following United’s successful private placement in the first quarter of 2011 that raised $380 million in new capital (the “Private Placement”).

United’s provision for loan losses was $15.0 million for the three months ended March 31, 2012, compared to $190 million for the same period in 2011. During the first quarter of 2011, performing substandard loans with a pre-charge down carrying amount of $166 million and nonperforming loans with a pre-charge down carrying amount of $101 million were collectively written down to the expected sales proceeds of $80.6 million in conjunction with the a bulk loan sale that was part of the Problem Asset Disposition Plan (the “Bulk Loan Sale”). Net charge-offs for the first quarter of 2012 were $15.9 million compared to $232 million for the first quarter of 2011, which were elevated due to the Problem Asset Disposition Plan. As of March 31, 2012, United’s allowance for loan losses was $114 million, or 2.75% of loans, compared to $133 million, or 3.17% of loans, at March 31, 2011. Nonperforming assets of $162 million, which excludes assets of SCB that are covered by loss sharing agreements with the FDIC, were 2.25% of total assets at March 31, 2012, compared to 2.30% as of December 31, 2011 and 1.79% as of March 31, 2011. United did not see a downward movement in the balance of nonperforming assets from the previous quarter, due to the winter months, which are typically slow for foreclosed property sales. However, during the first quarter of 2012, the inflow of new nonperforming loans slowed to $32.4 million compared with $45.7 million in the fourth quarter of 2011 and $54.7 million in the first quarter of 2011.

Taxable equivalent net interest revenue was $58.9 million for the first quarter of 2012, compared to $56.4 million for the same period of 2011. The slight increase in net interest revenue was primarily the result of the $2.0 million reversal of accrued interest in the prior year on performing loans included in the Bulk Loan Sale and the 23 basis point improvement in net interest margin that was substantially offset by average loans declining $431 million from the preceding year. Net interest margin increased from 3.30% for the three months ended March 31, 2011 to 3.53% for the same period in 2012. Interest reversals on nonperforming loans that were moved to held for sale in the first quarter of 2011 reduced the first quarter 2011 net interest margin by 11 basis points. Over the past year, United has maintained above normal levels of liquidity. The level of excess liquidity lowered the margin by 53 basis points in the first quarter of 2012, compared to 49 basis points in the first quarter of 2011.

Fee revenue increased $3.54 million, or 30%, from the first quarter of 2011. The increase was due to an increase in service charges and fees, mortgage fees as well as other fee revenue, which included $1.1 million in interest for a 2008 federal tax refund.

For the first quarter of 2012, operating expenses of $47.0 million were down $68.3 million from the first quarter of 2011. The decrease was primarily due to an elevated level of foreclosed property costs in 2011 in anticipation of the Problem Asset Disposition Plan. Foreclosed property costs were down $61.1 million from the first quarter of 2011. Professional fees were $1.36 million lower in the first quarter of 2012 compared to the same period last year, primarily due to fees related to the Private Placement and Bulk Loan Sale. In addition, FDIC assessments and other regulatory charges were down $2.90 million.

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

GAAP Reconciliation and Explanation

This Form 10-Q contains non-GAAP financial measures, which are performance measures determined by methods other than in accordance with GAAP. Such non-GAAP financial measures include, among others the following: taxable equivalent interest revenue, taxable equivalent net interest revenue, tangible book value per share, tangible equity to assets, tangible common equity to assets, and tangible common equity to risk-weighted assets. Management uses these non-GAAP financial measures because it believes they are useful for evaluating our operations and performance over periods of time, as well as in managing and evaluating our business and in discussions about our operations and performance. Management believes these non-GAAP financial measures provide users of our financial information with a meaningful measure for assessing our financial results and credit trends, as well as comparison to financial results for prior periods. These non-GAAP financial measures should not be considered as a substitute for operating results determined in accordance with GAAP and may not be comparable to other similarly titled financial measures used by other companies. A reconciliation of these operating performance measures to GAAP performance measures is included in the table on page 32.

Table 1—Financial Highlights

Selected Financial Information

						First
	2012	2011				Quarter
(in thousands, except per share data; taxable equivalent)	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	2012-2011 Change
INCOME SUMMARY
Interest revenue	$70,221	$71,905	$74,543	$76,931	$75,965
Interest expense	11,357	12,855	15,262	17,985	19,573

Net interest revenue	58,864	59,050	59,281	58,946	56,392	4%
Provision for loan losses	15,000	14,000	36,000	11,000	190,000
Fee revenue	15,379	12,667	11,498	13,905	11,838	30

Total revenue	59,243	57,717	34,779	61,851	(121,770)
Operating expenses	46,955	51,080	46,520	48,728	115,271	(59)

Income (loss) before income taxes	12,288	6,637	(11,741)	13,123	(237,041)
Income tax expense (benefit)	760	(3,264)	(402)	1,095	295

Net income (loss)	11,528	9,901	(11,339)	12,028	(237,336)
Preferred dividends and discount accretion	3,030	3,025	3,019	3,016	2,778

Net income (loss) available to common shareholders	$8,498	$6,876	$(14,358)	$9,012	$(240,114)

PERFORMANCE MEASURES
Per common share:
Diluted income (loss)	$.15	$.12	$(.25)	$.16	$(13.00)
Book value	6.68	6.62	6.77	7.11	2.20	204
Tangible book value (2)	6.54	6.47	6.61	6.94	1.69	287
Key performance ratios:
Return on equity (1)(3)	8.78%	7.40%	(15.06)%	42.60%	(526.54)%
Return on assets (3)	.66	.56	(.64)	.66	(13.04)
Net interest margin (3)	3.53	3.51	3.55	3.41	3.30
Efficiency ratio	63.31	71.23	65.73	66.88	169.08
Equity to assets	8.19	8.28	8.55	8.06	6.15
Tangible equity to assets (2)	8.08	8.16	8.42	7.93	6.01
Tangible common equity to assets (2)	5.33	5.38	5.65	1.37	2.70
Tangible common equity to risk-weighted assets (2)	8.21	8.25	8.52	8.69	.75
ASSET QUALITY *
Non-performing loans	$129,704	$127,479	$144,484	$71,065	$83,769
Foreclosed properties	31,887	32,859	44,263	47,584	54,378

Total non-performing assets (NPAs)	161,591	160,338	188,747	118,649	138,147
Allowance for loan losses	113,601	114,468	146,092	127,638	133,121
Net charge-offs	15,867	45,624	17,546	16,483	231,574
Allowance for loan losses to loans	2.75%	2.79%	3.55%	3.07%	3.17%
Net charge-offs to average loans (3)	1.55	4.39	1.68	1.58	20.71
NPAs to loans and foreclosed properties	3.88	3.87	4.54	2.82	3.25
NPAs to total assets	2.25	2.30	2.74	1.66	1.79
AVERAGE BALANCES ($ in millions)
Loans	$4,168	$4,175	$4,194	$4,266	$4,599	(9)
Investment securities	2,153	2,141	2,150	2,074	1,625	32
Earning assets	6,700	6,688	6,630	6,924	6,902	(3)
Total assets	7,045	7,019	7,000	7,363	7,379	(5)
Deposits	6,028	6,115	6,061	6,372	6,560	(8)
Shareholders’ equity	577	581	598	594	454	27
Common shares—basic (thousands)	57,764	57,646	57,599	25,427	18,466
Common shares—diluted (thousands)	57,764	57,646	57,599	57,543	18,466
AT PERIOD END ($ in millions)
Loans *	$4,128	$4,110	$4,110	$4,163	$4,194	(2)
Investment securities	2,202	2,120	2,123	2,188	1,884	17
Total assets	7,174	6,983	6,894	7,152	7,709	(7)
Deposits	6,001	6,098	6,005	6,183	6,598	(9)
Shareholders’ equity	580	575	583	603	586	(1)
Common shares outstanding (thousands)	57,603	57,561	57,510	57,469	20,903

(1)

Net loss available to common shareholders, which is net of preferred stock dividends, divided by average realized common equity, which excludes accumulated other comprehensive income (loss). (2) Excludes effect of acquisition related intangibles and associated amortization. (3) Annualized.

*	Excludes loans and foreclosed properties covered by loss sharing agreements with the FDIC.

Table 1 Continued—Non-GAAP Performance Measures Reconciliation

Selected Financial Information

	2012	2011
(in thousands, except per share data; taxable equivalent)	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest revenue reconciliation
Interest revenue—taxable equivalent	$70,221	$71,905	$74,543	$76,931	$75,965
Taxable equivalent adjustment	(446)	(423)	(420)	(429)	(435)

Interest revenue (GAAP)	$69,775	$71,482	$74,123	$76,502	$75,530

Net interest revenue reconciliation
Net interest revenue—taxable equivalent	$58,864	$59,050	$59,281	$58,946	$56,392
Taxable equivalent adjustment	(446)	(423)	(420)	(429)	(435)

Net interest revenue (GAAP)	$58,418	$58,627	$58,861	$58,517	$55,957

Total revenue reconciliation
Total operating revenue	$59,243	$57,717	$34,779	$61,851	$(121,770)
Taxable equivalent adjustment	(446)	(423)	(420)	(429)	(435)

Total revenue (GAAP)	$58,797	$57,294	$34,359	$61,422	$(122,205)

Income (loss) before taxes reconciliation
Income (loss) before taxes	$12,288	$6,637	$(11,741)	$13,123	$(237,041)
Taxable equivalent adjustment	(446)	(423)	(420)	(429)	(435)

Income (loss) before taxes (GAAP)	$11,842	$6,214	$(12,161)	$12,694	$(237,476)

Income tax (benefit) expense reconciliation
Income tax (benefit) expense	$760	$(3,264)	$(402)	$1,095	$295
Taxable equivalent adjustment	(446)	(423)	(420)	(429)	(435)

Income tax (benefit) expense (GAAP)	$314	$(3,687)	$(822)	$666	$(140)

Book value per common share reconciliation
Tangible book value per common share	$6.54	$6.47	$6.61	$6.94	$1.69
Effect of goodwill and other intangibles	.14	.15	.16	.17	.51

Book value per common share (GAAP)	$6.68	$6.62	$6.77	$7.11	$2.20

Average equity to assets reconciliation
Tangible common equity to assets	5.33%	5.38%	5.65%	1.37%	2.70%
Effect of preferred equity	2.75	2.78	2.77	6.56	3.31

Tangible equity to assets	8.08	8.16	8.42	7.93	6.01
Effect of goodwill and other intangibles	.11	.12	.13	.13	.14

Equity to assets (GAAP)	8.19%	8.28%	8.55%	8.06%	6.15%

Tangible common equity to risk-weighted assets reconciliation
Tangible common equity to risk-weighted assets	8.21%	8.25%	8.52%	8.69%	.75%
Effect of other comprehensive income	.10	(.03)	(.29)	(.42)	(.32)
Effect of trust preferred	1.15	1.18	1.19	1.15	1.13
Effect of preferred equity	4.23	4.29	4.33	4.20	5.87

Tier I capital ratio (Regulatory)	13.69%	13.69%	13.75%	13.62%	7.43%

Results of Operations

United reported net income of $11.5 million for the first quarter of 2012. This compared to a net loss of $237 million for the same period in 2011. For the first quarter of 2012, diluted earnings per common share was $.15. This compared to diluted loss per common share of $13.00 for the first quarter of 2011. The first quarter of 2011 operating loss reflects the Board of Directors’ decision to adopt the Problem Asset Disposition Plan to quickly dispose of problem assets following United’s successful Private Placement at the end of the first quarter of 2011.

Net Interest Revenue (Taxable Equivalent)

Net interest revenue (the difference between the interest earned on assets and the interest paid on deposits and borrowed funds) is the single largest component of total revenue. United actively manages this revenue source to provide optimal levels of revenue while balancing interest rate, credit and liquidity risks. Taxable equivalent net interest revenue for the three months ended March 31, 2012 was $58.9 million, up $2.47 million, or 4%, from the first quarter of 2011. The increase in net interest revenue for the first quarter of 2012 compared to the first quarter of 2011 was mostly due to interest reversals on performing substandard loans reclassified as held for sale in anticipation of the second quarter 2011 Bulk Loan Sale and the 23 basis point improvement in net interest margin that was substantially offset by average loans declining $431 million from the preceding year.

Average loans decreased $430 million, or 9%, from the first quarter of last year. The decrease in the average loan portfolio was a result of the Bulk Loan Sale completed in April 2011, where $80.6 million of loans were reclassified as held for sale in the first quarter of 2011. During the first quarter of 2012, United funded $131 million in new loans, compared with $52.6 million during the three months ended March 31, 2011.

Average interest earning assets for the first quarter of 2012 decreased $202 million, or 3%, from the same period in 2011. The decrease of $430 million in average loans and $299 million in federal funds sold and other interest-earning assets was partially offset by increases of $528 million in the average investment securities portfolio. The increase in the securities portfolio was due to purchases of floating rate mortgage-backed securities in an effort to temporarily invest excess liquidity, including the proceeds from the new capital raised at the end of the first quarter of 2011. Average interest-bearing liabilities decreased $677 million, or 11%, from the first quarter of 2011 due to the rolling off of higher-cost brokered deposits and certificates of deposit as funding needs decreased. The average yield on interest earning assets for the three months ended March 31, 2012 was 4.21%, down 24 basis points from 4.45% for the same period of 2011. Interest reversals on performing loans classified as held for sale as part of the Bulk Loan Sale in 2011 reduced the 2011 yield on interest-earning assets by 11 basis points and therefore accounted for 11 basis points of the increase. The yield on the securities portfolio decreased 94 basis points due to the increasing balance of floating rate mortgage-backed securities to temporarily invest excess liquidity and accelerated prepayment of mortgage-backed securities which resulted in accelerated premium amortization and a reinvestment yield that was lower than the securities being replaced.

The average cost of interest bearing liabilities for the first quarter of 2012 was .85% compared to 1.32% for the same period in 2011, reflecting United’s concerted efforts to reduce deposit pricing. Also contributing to the overall lower rate on interest bearing liabilities was a shift in the mix of deposits away from more expensive time deposits toward lower-rate transaction deposits.

The banking industry uses two key ratios to measure relative profitability of net interest revenue—the net interest spread and the net interest margin. The net interest spread measures the difference between the average yield on interest earning assets and the average rate paid on interest bearing liabilities. The interest rate spread eliminates the effect of non-interest-bearing deposits and other non-interest bearing funding sources and gives a direct perspective on the effect of market interest rate movements. The net interest margin is an indication of the profitability of a company’s overall balance sheet management activities and is defined as net interest revenue as a percentage of total average interest earning assets, which takes into consideration the positive effect of funding a portion of interest earning assets with customers’ non-interest bearing deposits and with shareholders’ equity.

For the three months ended March 31, 2012 and 2011, United’s net interest spread was 3.36% and 3.13%, respectively, while the net interest margin was 3.53% and 3.30%, respectively. Interest reversals on performing loans classified as held for sale as part of the Bulk Loan Sale reduced net interest margin by 11 basis points in 2011. Excess liquidity lowered the net interest margin by 53 basis points in the first quarter of 2012 and 49 basis points in the first quarter of 2011.

The following table shows the relationship between interest revenue and expense, and the average amounts of interest-earning assets and interest-bearing liabilities for the three months ended March 31, 2012 and 2011.

Table 2 - Average Consolidated Balance Sheets and Net Interest Analysis

For the Three Months Ended March 31,

	2012			2011
	Average		Avg.	Average		Avg.
(in thousands, taxable equivalent)	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (1)(2)	$4,168,440	$55,842	5.39%	$4,598,860	$61,070	5.39%
Taxable securities (3)	2,127,794	12,754	2.40	1,599,481	13,345	3.34
Tax-exempt securities (1)(3)	25,438	410	6.45	25,827	424	6.57
Federal funds sold and other interest-earning assets	377,988	1,215	1.29	677,453	1,126	.66

Total interest-earning assets	6,699,660	70,221	4.21	6,901,621	75,965	4.45

Non-interest-earning assets:
Allowance for loan losses	(117,803)			(169,113)
Cash and due from banks	54,664			134,341
Premises and equipment	174,849			179,353
Other assets (3)	233,676			332,827

Total assets	$7,045,046			$7,379,029

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW	$1,458,112	637	.18	$1,373,142	1,324	.39
Money market	1,069,658	641	.24	928,542	2,028	.89
Savings	205,402	37	.07	187,423	77	.17
Time less than $100,000	1,271,351	3,026	.96	1,540,342	5,451	1.44
Time greater than $100,000	821,164	2,415	1.18	990,881	4,151	1.70
Brokered	161,335	718	1.79	698,288	2,130	1.24

Total interest-bearing deposits	4,987,022	7,474	.60	5,718,618	15,161	1.08

Federal funds purchased and other borrowings	102,258	1,045	4.11	101,097	1,042	4.18
Federal Home Loan Bank advances	138,372	466	1.35	55,125	590	4.34
Long-term debt	120,237	2,372	7.93	150,157	2,780	7.51

Total borrowed funds	360,867	3,883	4.33	306,379	4,412	5.84

Total interest-bearing liabilities	5,347,889	11,357	.85	6,024,997	19,573	1.32

Non-interest-bearing liabilities:
Non-interest-bearing deposits	1,040,587			841,351
Other liabilities	79,612			58,634

Total liabilities	6,468,088			6,924,982
Shareholders’ equity	576,958			454,047

Total liabilities and shareholders’ equity	$7,045,046			$7,379,029

Net interest revenue		$58,864			$56,392

Net interest-rate spread			3.36%			3.13%

Net interest margin (4)			3.53%			3.30%

(1)

Interest revenue on tax-exempt securities and loans has been increased to reflect comparable interest on taxable securities and loans. The rate used was 39%, reflecting the statutory federal income tax rate and the federal tax adjusted state income tax rate.

(2)	Included in the average balance of loans outstanding are loans where the accrual of interest has been discontinued and loans that are held for sale.
(3)	Securities available for sale are shown at amortized cost. Pretax unrealized gains of $23.6 million in 2012 and $27.2 million in 2011 are included in other assets for purposes of this presentation.
(4)	Net interest margin is taxable equivalent net-interest revenue divided by average interest-earning assets.

The following table shows the relative effect on net interest revenue for changes in the average outstanding amounts (volume) of interest-earning assets and interest-bearing liabilities and the rates earned and paid on such assets and liabilities (rate). Variances resulting from a combination of changes in rate and volume are allocated in proportion to the absolute dollar amounts of the changes in each category.

Table 3—Change in Interest Revenue and Expense on a Taxable Equivalent Basis

(in thousands)

	Three Months Ended March 31, 2012
	Compared to 2011
	Increase (decrease)
	Due to Changes in
	Volume	Rate	Total
Interest-earning assets:
Loans	$(5,762)	$534	$(5,228)
Taxable securities	3,738	(4,329)	(591)
Tax-exempt securities	(6)	(8)	(14)
Federal funds sold and other interest-earning assets	(647)	736	89

Total interest-earning assets	(2,677)	(3,067)	(5,744)

Interest-bearing liabilities:
NOW accounts	77	(764)	(687)
Money market accounts	269	(1,656)	(1,387)
Savings deposits	6	(46)	(40)
Time deposits less than $100,000	(843)	(1,582)	(2,425)
Time deposits greater than $100,000	(634)	(1,102)	(1,736)
Brokered deposits	(2,109)	697	(1,412)

Total interest-bearing deposits	(3,234)	(4,453)	(7,687)

Federal funds purchased & other borrowings	12	(9)	3
Federal Home Loan Bank advances	471	(595)	(124)
Long-term debt	(581)	173	(408)

Total borrowed funds	(98)	(431)	(529)

Total interest-bearing liabilities	(3,332)	(4,884)	(8,216)

Increase in net interest revenue	$655	$1,817	$2,472

Provision for Loan Losses

The provision for loan losses is based on management’s evaluation of losses inherent in the loan portfolio and corresponding analysis of the allowance for loan losses at the end of each reporting period. The provision for loan losses was $15.0 million for the first quarter of 2012, compared with $190 million for the same period in 2011. The decrease in the provision for loan losses compared to a year ago was primarily due to the increased level of charge-offs in the first quarter of 2011 recorded in conjunction with the Problem Asset Disposition Plan and transfer of loans to the held for sale category in anticipation of the Bulk Loan Sale, as well as decreasing risk in the loan portfolio evidenced by a general trend of declining loss rates across the portfolio. The amount of provision recorded in each period was the amount required such that the total allowance for loan losses reflected the appropriate balance, in the estimation of management, and was sufficient to cover inherent losses in the loan portfolio. For the three months ended March 31, 2012 net loan charge-offs to average outstanding loans were 1.55%, compared to 20.71% for the same period in 2011. When charge-offs specifically related to loans transferred to the held for sale classification are excluded, the charge-off rate for the first quarter of 2011 was 4.08%.

As the residential construction and housing markets have struggled, it has been difficult for many builders and developers to obtain cash flow needed to service debt from selling lots and houses. This deterioration of the residential construction and housing market was the primary factor that resulted in higher credit losses and an increase in nonperforming assets over the last four years. Although a majority of the loan charge-offs have been within the residential construction and development portion of the portfolio, credit quality deterioration has migrated to other loan categories as pressure resulting from economic conditions has persisted and unemployment levels have remained high throughout United’s markets. Additional discussion on credit quality and the allowance for loan losses is included in the “Asset Quality and Risk Elements” section of this report on page 39.

Fee Revenue

Fee revenue for the three months ended March 31, 2012 was $15.4 million, an increase of $3.54 million, or 30%, from the same period of 2011. The following table presents the components of fee revenue for the first quarters of 2012 and 2011.

Table 4—Fee Revenue

(in thousands)

	Three Months Ended
	March 31,		Change
	2012	2011	Amount	Percent
Overdraft fees	$3,245	$3,510	$(265)	(8)
Debit card fees	3,102	2,530	572	23
Other service charges and fees	1,436	680	756	111

Service charges and fees	7,783	6,720	1,063	16
Mortgage loan and related fees	2,099	1,494	605	40
Brokerage fees	813	677	136	20
Securities gains, net	557	55	502
Losses from prepayment of debt	(482)	—	(482)
Hedge ineffectiveness	115	1,303	(1,188)	(91)
Other	4,494	1,589	2,905	183

Total fee revenue	$15,379	$11,838	$3,541	30

Service charges and fees of $7.78 million were up $1.06 million, or 16%, from the first quarter of 2011. The increase was primarily due new service fees on deposit accounts that became effective in the first quarter of 2012. A $265,000 decrease in overdraft fees was partially offset by these new fees and by $572,000 in higher debit card interchange revenue.

Mortgage loans and related fees for the first quarter of 2012 were up $605,000, or 40%, from the same period in 2011. In the first quarter of 2012, United closed 517 loans totaling $81.7 million compared with 481 loans totaling $74.5 million in the first quarter of 2011. The comparison to the prior period is largely influenced by the interest rate environment and refinancing activities.

United recognized net securities gains of $557,000 and $55,000, respectively, for the three months ended March 31, 2012 and 2011. United also recognized $482,000 in charges from the prepayment of Federal Home Loan Bank advances in the first quarter of 2012. The prepayment charges were the result of the same balance sheet management activities that resulted in the securities gains. The securities gains and prepayment charges are mostly offsetting and had little net impact on the first quarter of 2012 financial results.

For the three months ended March 31, 2012, United recognized $115,000 in revenue from hedge ineffectiveness compared with $1.30 million in revenue from hedge ineffectiveness in 2011. Most of the hedge ineffectiveness in 2011 and 2012 related to terminated cash flow hedges where the gains realized on the terminated positions are being deferred over the original term of the derivative instrument. The ineffectiveness, which is caused by a decrease in qualifying prime-based loans, results in the accelerated recognition of the deferred gains.

Other fee revenue of $4.49 million for the first quarter of 2012 was up $2.91 million from the three months ended March 31, 2011. During the first quarter of 2012, United recognized $1.10 million in interest on a 2008 federal tax refund. United also recognized a $728,000 gain from the sale of low income housing tax credits and a $300,000 positive mark to market adjustment on mutual fund investments in the first quarter of 2012.

Operating Expenses

The following table presents the components of operating expenses for the three months ended March 31, 2012 and 2011.

Table 5—Operating Expenses

(in thousands)

	Three Months Ended
	March 31,		Change
	2012	2011	Amount	Percent
Salaries and employee benefits	$25,225	$24,924	$301	1
Communications and equipment	3,155	3,344	(189)	(6)
Occupancy	3,771	4,074	(303)	(7)
Advertising and public relations	846	978	(132)	(13)
Postage, printing and supplies	979	1,118	(139)	(12)
Professional fees	1,975	3,330	(1,355)	(41)
FDIC assessments and other regulatory charges	2,510	5,413	(2,903)	(54)
Amortization of intangibles	732	762	(30)	(4)
Other	3,937	6,429	(2,492)	(39)

Total excluding foreclosed property expenses and loss on NPA sale	43,130	50,372	(7,242)	(14)
Net losses on sales of foreclosed properties	93	12,020	(11,927)
Foreclosed property write downs	2,111	48,585	(46,474)
Foreclosed property maintenance expenses	1,621	4,294	(2,673)	(62)

Total operating expenses	$46,955	$115,271	$(68,316)	(59)

Operating expenses for the first quarter of 2012 totaled $46.9 million, down $68.3 million, or 59%, from the first quarter of 2011, mostly reflecting a higher level of foreclosed property losses incurred in connection with United’s Problem Asset Disposition Plan in the prior year. Excluding foreclosed property costs, total operating expenses were $43.1 million, down $7.24 million, or 14%, from a year ago.

Salaries and employee benefits for the first quarter of 2012 were $25.2 million, up $301,000, or 1%, from the same period of 2011. The increase was primarily due to a lower level of deferred direct loan origination costs and higher incentive compensation. Headcount totaled 1,707 at March 31, 2012, compared to 1,815 at March 31, 2011 and 1,754 at December 31, 2011, reflecting staff reductions in the second half of 2011 and 2012 relating to United’s efficiency program.

Occupancy expense of $3.77 million for the first quarter of 2012 was down $303,000, or 7%, compared to the first quarter of 2011. The decrease was due to lower costs for utilities, insurance premiums and depreciation.

Postage, printing and supplies expense for the first quarter of 2012 totaled $979,000, down $139,000, or 12%, from the same period of 2011. The decrease was primarily due to lower outside courier expenses primarily as a result of further use of branch capture and imaging technology.

Professional fees were $1.98 million for the three months ended March 31, 2012, a decrease of $1.36 million, or 41%, from 2011. The decrease was primarily due to professional services costs associated with the Bulk Loan Sale incurred in the first quarter of 2011.

FDIC assessments and other regulatory charges expense for the first quarter of 2012 was $2.51 million, a decrease of $2.90 million from 2011, reflecting a decrease in United’s assessment rate and the change from a deposit-based assessment to an asset-based assessment which became effective for all insured depository institutions on April 1, 2011.

Losses on sale of foreclosed property totaled $93,000 for the three months ended March 31, 2012, compared to $12.0 million for the same period in 2011, which were elevated due to the Problem Asset Disposition Plan. Foreclosed property write-downs for the first quarter of 2012 were $2.11 million, a decrease of $46.5 million compared to the prior year, also due to the Problem Asset Disposition Plan. The foreclosure and carrying costs category includes legal fees, property taxes, marketing costs, utility services, maintenance and repair charges. These expenses totaled $1.62 million for the first quarter of 2012, compared to $4.29 million for the same period in 2011.

Other expenses totaled $3.94 million for the three months ended March 31, 2012, a decrease of $2.49 million, or 39%, from the same period of 2011, primarily due to higher property taxes and other loan collateral costs incurred to prepare loans for the Bulk Loan Sale in 2011.

Income Taxes

Income tax expense was $314,000 in the first quarter of 2011, compared to income tax benefit of $140,000 for the first quarter of 2011, representing an effective tax rate of approximately 2.7% and .1% for each period, respectively. Because of the full valuation allowance on United’s net deferred tax asset, United’s tax expense on its pre-tax earnings represents adjustments to its reserve for uncertain tax positions and amounts payable under the Federal Alternative Minimum Tax.

At March 31, 2012, United reported no net deferred tax asset due to a full valuation allowance of $274 million. The Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) 740, Income Taxes requires that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. Management considers both positive and negative evidence and analyzes changes in near-term market conditions as well as other factors which may impact future operating results. In making such judgments, significant weight is given to evidence that can be objectively verified. The deferred tax assets are analyzed quarterly for changes affecting realizabilty. Because management has determined that the objective negative evidence outweighs the positive evidence, management has established a full valuation allowance against its net deferred tax asset.

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

In connection with the tax benefits preservation plan in February 2011, United entered into a share exchange agreement with the Elm Ridge Offshore Master Fund. Ltd. And Elm Ridge Value Partners, L.P. (collectively, the “Elm Ridge Parties”) to transfer to the Company 1,551,126 shares of United’s common stock in exchange for 16,613 shares of United’s cumulative perpetual preferred stock, Series D (the “Series D preferred stock”) and warrants to purchase 1,551,126 shares of common stock at $12.50 per share. The warrants can be exercised after October 1, 2012 and expire on August 22, 2013. Prior to entering into the share exchange agreement, collectively, the Elm Ridge Parties were United’s largest shareholder. By exchanging the Elm Ridge Parties’ common stock for the Series D preferred stock and warrants, United eliminated its only “5-percent shareholder” and, as a result, obtained further protection against an ownership change under Section 382.

Additional information regarding income taxes, including a reconciliation of the differences between the recorded income tax provision and the amount of income tax computed by applying the statutory federal income tax rate to income before income taxes, can be found in Note 15 to the consolidated financial statements filed with United’s Annual Report on Form 10-K for the year ended December 31, 2011.

Balance Sheet Review

Total assets at March 31, 2012, December 31, 2011 and March 31, 2011 were $7.17 billion, $6.98 billion, and $7.71 billion, respectively. Average total assets for the first quarter of 2012 were $7.05 billion, down from $7.38 billion in the first quarter of 2011.

Loans

The following table presents a summary of the loan portfolio.

Table 6—Loans Outstanding (excludes loans covered by loss share agreement)

(in thousands)

	March 31,	December 31,	March 31,
	2012	2011	2011
By Loan Type
Commercial (secured by real estate)	$1,843,207	$1,821,414	$1,692,154
Commercial & industrial	439,496	428,249	431,473
Commercial construction	167,122	164,155	213,177

Total commercial	2,449,825	2,413,818	2,336,804
Residential mortgage	1,131,248	1,134,902	1,186,531
Residential construction	435,375	448,391	549,618
Consumer installment	111,118	112,503	121,419

Total loans	$4,127,566	$4,109,614	$4,194,372

As a percentage of total loans:
Commercial (secured by real estate)	44%	44%	41%
Commercial & industrial	11	10	10
Commercial construction	4	4	5

Total commercial	59	58	56
Residential mortgage	27	28	28
Residential construction	11	11	13
Consumer installment	3	3	3

Total	100%	100%	100%

By Geographic Location
North Georgia	$1,407,701	$1,425,811	$1,531,279
Atlanta MSA	1,238,622	1,219,652	1,179,362
North Carolina	587,790	597,446	639,897
Coastal Georgia	365,943	346,189	312,090
Gainesville MSA	262,055	264,567	281,591
East Tennessee	265,455	255,949	250,153

Total loans	$4,127,566	$4,109,614	$4,194,372

Substantially all of United’s loans are to customers (including customers who have a seasonal residence in United’s market areas) located in the immediate market areas of its community banks in Georgia, North Carolina, and Tennessee, and more than 85% of the loans are secured by real estate. At March 31, 2012, total loans, excluding loans acquired from SCB that are covered by loss sharing agreements with the FDIC and loans classified as held for sale, were $4.13 billion, an increase of $18.0 million from December 31, 2011 and a decrease of $66.8 million, or 2%, from March 31, 2011. The rate of loan growth began to decline in the first quarter of 2007, and the balances have continued to decline through the subsequent years. In the fourth quarter of 2011, the loan portfolio began to stabilize indicating a possible inflection point upon which loan growth is expected to return. The deterioration over the past five years resulted in part from an oversupply of lot inventory, houses and land within United’s markets, which further slowed construction activities and acquisition and development projects. The resulting recession that began in the housing market led to high rates of unemployment that resulted in stress in the other segments of United’s loan portfolio. Despite the weak economy and lack of loan demand, United continued to pursue lending opportunities which resulted in $131 million in new loans funded during the first quarter of 2012 and net positive loan growth of $18 million in the first quarter of 2012.

Asset Quality and Risk Elements

United manages asset quality and controls credit risk through review and oversight of the loan portfolio as well as adherence to policies designed to promote sound underwriting and loan monitoring practices. United’s credit administration function is responsible for monitoring asset quality, establishing credit policies and procedures and enforcing the consistent application of these policies and procedures among all of the community banks. Additional information on United’s credit administration function is included in Item 1 under the heading Loan Review and Nonperforming Assets in United’s Annual Report on Form 10-K for the year ended December 31, 2011.

United classifies performing loans as “substandard” when there is a well-defined weakness or weaknesses that jeopardize the repayment by the borrower and there is a distinct possibility that United could sustain some loss if the deficiency is not corrected. The table below presents performing substandard loans for the last five quarters.

Table 7—Performing Substandard Loans

(in thousands)

	March 31,	December 31,	September 30,	June 30,	March 31,
	2012	2011	2011	2011	2011
By Category
Commercial (sec. by RE)	$133,840	$143,058	$134,356	$117,525	$119,651
Commercial & industrial	17,217	15,753	24,868	16,645	16,425
Commercial construction	23,256	18,510	26,530	31,347	34,887

Total commercial	174,313	177,321	185,754	165,517	170,963
Residential mortgage	75,736	76,442	76,707	70,396	69,119
Residential construction	64,274	71,955	76,179	74,277	80,534
Consumer installment	2,610	2,751	2,703	2,923	2,352

Total	$316,933	$328,469	$341,343	$313,113	$322,968

By Market
North Georgia	$131,253	$134,945	$156,063	$140,886	$148,228
Atlanta MSA	94,191	99,453	97,906	97,931	100,200
North Carolina	38,792	40,302	36,724	30,202	27,280
Coastal Georgia	19,342	24,985	23,966	22,945	23,104
Gainesville MSA	18,745	17,338	19,615	14,957	17,417
East Tennessee	14,610	11,446	7,069	6,192	6,739

Total loans	$316,933	$328,469	$341,343	$313,113	$322,968

At March 31, 2012, performing substandard loans totaled $317 million and decreased $6.04 million from a year ago. Most of the decrease occurred in United’s Atlanta MSA and north Georgia markets and was primarily in the residential construction category.

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

The following table presents a summary of the changes in the allowance for loan losses for the three months ended March 31, 2012 and 2011.

Table 8—Allowance for Loan Losses

(in thousands)

	Three Months Ended March 31,
	2012	2011
		Asset Disposition Plan				Other
		Bulk Loan Sale (1)		Other Bulk	Foreclosure	Charge-Offs
	Total	Accruing	Nonaccrual	Loan Sales (2)	Charge-Offs (3)	Recoveries	Total
Balance beginning of period	$114,468						$174,695
Provision for loan losses	15,000						190,000
Charge-offs:
Commercial (secured by real estate)	3,928	$29,451	$11,091	$3,318	$1,905	$2,942	48,707
Commercial & industrial	756	365	2,303	859	—	835	4,362
Commercial construction	364	32,530	15,328	292	419	1,146	49,715
Residential mortgage	5,767	13,917	14,263	1,676	1,538	5,282	36,676
Residential construction	5,629	43,018	23,459	3,325	11,693	10,760	92,255
Consumer installment	753	86	168	30	24	788	1,096

Total loans charged-off	17,197	119,367	66,612	9,500	15,579	21,753	232,811

Recoveries:
Commercial (secured by real estate)	231	—	—	—	—	100	100
Commercial & industrial	87	—	—	—	—	322	322
Commercial construction	30	—	—	—	—	—	—
Residential mortgage	392	—	—	—	—	293	293
Residential construction	315	—	—	—	—	117	117
Consumer installment	275	—	—	—	—	405	405

Total recoveries	1,330	—	—	—	—	1,237	1,237

Net charge-offs	15,867	$119,367	$66,612	$9,500	$15,579	$20,516	231,574

Balance end of period	$113,601						$133,121

Total loans: *
At period-end	$4,127,566						$4,194,372
Average	4,117,635						4,534,294
Allowance as a percentage of period-end loans	2.75						3.17%
As a percentage of average loans:
Net charge-offs	1.55						20.71
Provision for loan losses	1.47						16.99
Allowance as a percentage of non-performing loans	88						159

*	Excludes loans covered by loss sharing agreements with the FDIC
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

At March 31, 2012, the allowance for loan losses was $114 million, or 2.75% of loans, compared with $114 million, or 2.79% of total loans at December 31, 2011, and $133 million, or 3.17% of total loans at March 31, 2011.

Management believes that the allowance for loan losses at March 31, 2012 reflects the losses inherent in the loan portfolio. This assessment involves uncertainty and judgment; therefore, the adequacy of the allowance for loan losses cannot be determined with precision and may be subject to change in future periods. The amount of any change could be significant if management’s assessment of loan quality or collateral values change substantially with respect to one or more loan relationships or portfolio categories. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require adjustments to the provision for loan losses in future periods if, in their opinion, the results of their review warrant such additions. See the “Critical Accounting Policies” section for additional information on the allowance for loan losses.

Nonperforming Assets

The table below summarizes non-performing assets, excluding SCB’s assets covered by the loss-sharing agreement with the FDIC. Those assets have been excluded from non-performing assets, as the loss-sharing agreement with the FDIC and purchase price adjustments to reflect credit losses effectively eliminate the likelihood of recognizing any losses on the covered assets.

Table 9—Nonperforming Assets

(in thousands)

	March 31,	December 31,	March 31,
	2012	2011	2011
Nonperforming loans*	$129,704	$127,479	$83,769
Foreclosed properties (OREO)	31,887	32,859	54,378

Total nonperforming assets	$161,591	$160,338	$138,147

Nonperforming loans as a percentage of total loans	3.14%	3.10%	2.00%
Nonperforming assets as a percentage of total loans and OREO	3.88	3.87	3.25
Nonperforming assets as a percentage of total assets	2.25	2.30	1.79

*	There were no loans 90 days or more past due that were still accruing at period end.

At March 31, 2012, nonperforming loans were $130 million, compared to $127 million at December 31, 2011 and $83.8 million at March 31, 2011. Contributing to the increase in the ratio of nonperforming loans to total loans from March 31, 2011 to March 31, 2012 was the classification of United’s largest lending relationship. Nonperforming assets, which include nonperforming loans and foreclosed real estate, totaled $162 million at March 31, 2012, compared with $160 million at December 31, 2011, and $138 million at March 31, 2011. United sold $8.63 million and $44.5 million, respectively, of foreclosed properties during the first quarters of 2012 and 2011. The slowdown in foreclosed property sales is typical for the winter months, aside from the accelerated disposition in the first quarter of 2011. Also, in the first quarter of 2011, write-downs totaling $48.6 million were recorded in conjunction with the Problem Asset Disposition Plan to expedite sales.

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

The following table summarizes nonperforming assets by category and market. As with Tables 6, 7 and 9, assets covered by the loss-sharing agreement with the FDIC, related to the acquisition of SCB, are excluded from this table.

Table 10—Nonperforming Assets by Quarter (1)

(in thousands)

	March 31, 2012			December 31, 2011			March 31, 2011
	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total
	Loans	Properties	NPAs	Loans	Properties	NPAs	Loans	Properties	NPAs
BY CATEGORY
Commercial (sec. by RE)	$26,081	$10,808	$36,889	$27,322	$9,745	$37,067	$20,648	$7,886	$28,534
Commercial & industrial	36,314	—	36,314	34,613	—	34,613	2,198	—	2,198
Commercial construction	23,319	3,266	26,585	16,655	3,336	19,991	3,701	11,568	15,269

Total commercial	85,714	14,074	99,788	78,590	13,081	91,671	26,547	19,454	46,001
Residential mortgage	18,741	5,882	24,623	22,358	6,927	29,285	23,711	9,117	32,828
Residential construction	24,341	11,931	36,272	25,523	12,851	38,374	32,038	25,807	57,845
Consumer installment	908	—	908	1,008	—	1,008	1,473	—	1,473

Total NPAs	$129,704	$31,887	$161,591	$127,479	$32,859	$160,338	$83,769	$54,378	$138,147

Balance as a % of Unpaid Principal	70.6%	36.1%	59.4%	71.3%	35.9%	59.3%	57.3%	30.3%	42.4%
BY MARKET
North Georgia	$81,117	$14,559	$95,676	$88,600	$15,136	$103,736	$30,214	$23,094	$53,308
Atlanta MSA	22,321	7,647	29,968	14,480	6,169	20,649	21,501	16,913	38,414
North Carolina	15,765	4,650	20,415	15,100	5,365	20,465	18,849	7,802	26,651
Coastal Georgia	5,622	1,268	6,890	5,248	1,620	6,868	5,847	3,781	9,628
Gainesville MSA	2,210	3,387	5,597	2,069	3,760	5,829	4,332	2,157	6,489
East Tennessee	2,669	376	3,045	1,982	809	2,791	3,026	631	3,657

Total NPAs	$129,704	$31,887	$161,591	$127,479	$32,859	$160,338	$83,769	$54,378	$138,147

(1)	Excludes non-performing loans and foreclosed properties covered by the loss-sharing agreement with the FDIC, related to the acquisition of SCB.

In April 2011, United sold nonperforming loans in the Bulk Loan Sale with a pre-write down carrying amount of $101 million and performing substandard loans with a pre-write down carrying amount of $166 million. In anticipation of that sale, United recorded charge-offs of $186 million and transferred these loans to the held for sale category at March 31, 2011. Nonperforming assets in the residential construction category were $36.3 million at March 31, 2012, compared with $57.8 million at March 31, 2011, a decrease of $21.6 million, or 37%. Residential mortgage non-performing assets of $24.6 million decreased $8.2 million from March 31, 2011. These declines were offset by an increase in Commercial nonperforming assets of $53.8 million, or 117%, from March 31, 2011. The overall increase in nonperforming assets was concentrated in the North Georgia market and is mostly due to placing United’s largest lending relationship on nonaccrual in the third quarter of 2011.

At March 31, 2012, December 31, 2011 and March 31, 2011 United had $159 million, $124 million and $49.7 million, respectively, in loans with terms that have been modified in troubled debt restructurings (“TDRs”). Included therein were $32.7 million, $17.9 million and $6.4 million, respectively, of TDRs that were not performing in accordance with their modified terms and were included in nonperforming loans. The remaining TDRs with an aggregate balance of $126 million, $106 million and $43.3 million, respectively, were performing according to their modified terms and are therefore not considered to be nonperforming assets.

At March 31, 2012, December 31, 2011 and March 31, 2011, there were $294 million $257 million and $48.6 million, respectively, of loans classified as impaired under the definition outlined in the ASC. Included in impaired loans at March 31, 2012, December 31, 2011 and March 31, 2011 were $208 million, $189 million and $48.6 million, respectively, in impaired loans that did not require specific reserves or had previously been charged down to net realizable value. The balance of impaired loans at March 31, 2012 and December 31, 2011 of $85.7 million and $68.8 million, respectively, had specific reserves that totaled $16.2 million and $14.8 million, respectively. At March 31, 2011, there were no impaired loans with specific reserves. The average recorded investment in impaired loans for the quarters ended March 31, 2012 and March 31, 2011 was $281 million and $95.2 million, respectively. During the three months ended March 31, 2012, United recognized $2.27 million in interest revenue on impaired loans. During the three months ended March 31, 2011, there was no interest revenue recognized on loans while they were impaired. United’s policy is to discontinue the recognition of interest revenue for loans classified as impaired under the ASC 310-10-35, Receivables, when the loan meets the criteria for nonaccrual status. Impaired loans increased from 2011 to 2012 due to the classification and change of accrual status of United’s largest lending relationship and the increase in TDRs which are considered impaired.

The table below summarizes activity in nonperforming assets by quarter. Assets covered by loss-sharing agreements with the FDIC, related to the acquisition of SCB, are not included in this table.

Table 11—Activity in Nonperforming Assets by Quarter

(in thousands)

	First Quarter 2012 (1)			Fourth Quarter 2011 (1)			First Quarter 2011 (1)(2)
	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total
	Loans	Properties	NPAs	Loans	Properties	NPAs	Loans	Properties	NPAs
Beginning Balance	$127,479	$32,859	$160,338	$144,484	$44,263	$188,747	$179,094	$142,208	$321,302
Loans placed on non-accrual (2)	32,437	—	32,437	45,675	—	45,675	54,730	—	54,730
Payments received	(5,945)	—	(5,945)	(1,884)	—	(1,884)	(3,550)	—	(3,550)
Loan charge-offs	(14,733)	—	(14,733)	(44,757)	—	(44,757)	(43,969)	—	(43,969)
Foreclosures	(9,534)	9,534	—	(16,039)	16,039	—	(17,052)	17,052	—
Capitalized costs	—	329	329	—	141	141	—	270	270
Note / property sales	—	(8,631)	(8,631)	—	(20,651)	(20,651)	(11,400)	(44,547)	(55,947)
Loans transferred to held for sale	—	—	—	—	—	—	(74,084)	—	(74,084)
Write downs	—	(2,111)	(2,111)	—	(3,893)	(3,893)	—	(48,585)	(48,585)
Net gains (losses) on sales	—	(93)	(93)	—	(3,040)	(3,040)	—	(12,020)	(12,020)

Ending Balance	$129,704	$31,887	$161,591	$127,479	$32,859	$160,338	$83,769	$54,378	$138,147

(1)	Excludes non-performing loans and foreclosed properties covered by the loss-sharing agreement with the FDIC, related to the acquisition of SCB.
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

Foreclosed property is initially recorded at fair value, less estimated costs to sell. If the fair value, less estimated costs to sell at the time of foreclosure, is less than the loan balance, the deficiency is charged against the allowance for loan losses. If the lesser of fair value, less estimated costs to sell or the listed selling price, less the cost to sell, of the foreclosed property decreases during the holding period, a valuation allowance is established with a charge to foreclosed property expense. When the foreclosed property is sold, a gain or loss is recognized on the sale for the difference between the sales proceeds and the carrying amount of the property. Financed sales of foreclosed property are accounted for in accordance with ASC 360-20, Real Estate Sales. For the first quarters of 2012 and 2011, United transferred $9.53 million and $17.1 million, respectively, of loans into foreclosed property. During the same periods, proceeds from sales of foreclosed properties were $8.63 million and $44.5 million, respectively, which includes $1.94 million and $8.54 million, respectively, of sales that were financed by United. During the first quarter of 2011, United recorded $48.6 million in write-downs on foreclosed properties in order to expedite sales in the following quarters.

Investment Securities

The composition of the investment securities portfolio reflects United’s investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of revenue. The investment securities portfolio also provides a balance to interest rate risk and credit risk in other categories of the balance sheet, while providing a vehicle for the investment of available funds, furnishing liquidity, and supplying securities to pledge as required collateral for certain deposits and borrowings, including repurchase agreements. Total investment securities at March 31, 2012 increased $319 million from a year ago. The increase in the securities portfolio was a result of a buildup of liquidity resulting partially from strong core deposit growth with little loan demand to invest the proceeds and the proceeds from the capital transaction that closed in the first quarter of 2011 and the Bulk Loan Sale that closed in the second quarter of 2011. In addition, United had sought to maintain above normal amounts of liquidity due to the uncertain economy. United invested this excess liquidity in floating rate mortgage-backed securities which totaled $512 million and $545 million at March 31, 2012 and December 31, 2011, respectively. United chose floating rate securities because they have less market risk in the event rates begin to rise.

At March 31, 2012, December 31, 2011 and March 31, 2011, United had securities held to maturity with a carrying value of $304 million, $330 million and $245 million, respectively, and securities available for sale totaling $1.90 billion, $1.79 billion and $1.64 billion, respectively. At March 31, 2012, December 31, 2011 and March 31, 2011, the securities portfolio represented approximately 31%, 30% and 24% of total assets, respectively.

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

Other Intangible Assets

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

At March 31, 2012, total deposits were $6.00 billion compared with $6.60 billion at March 31, 2011, a decrease of $597 million, or 9%. Total non-interest bearing demand deposit accounts of $1.10 billion increased $237 million, or 27%, due to the success of core deposit programs. Also impacted by the programs were NOW, money market and savings accounts of $2.73 billion which increased $245 million, or 10%, from March 31, 2011.

Total time deposits, excluding brokered deposits, as of March 31, 2012 were $2.00 billion, down $562 million from March 31, 2011. Time deposits less than $100,000 totaled $1.21 billion, a decrease of $369 million, or 23%, from a year ago. Time deposits of $100,000 and greater totaled $797 million as of March 31, 2012, a decrease of $193 million, or 20%, from March 31, 2011. United continued to offer low rates on certificates of deposit, allowing balances to decline as United’s funding needs declined due to weak loan demand. Additional liquidity also allowed United to reduce brokered deposits, which totaled $168 million at March 31, 2012, compared with $685 million at March 31, 2011.

Wholesale Funding

The Bank is a shareholder in the Federal Home Loan Bank (“FHLB”) of Atlanta. Through this affiliation, FHLB secured advances totaled $215 million and $55.1 million at March 31, 2012 and 2011, respectively. United anticipates continued use of this short and long-term source of funds. FHLB advances outstanding at March 31, 2012 had fixed interest rates ranging up to 4.49%. During the first quarter of 2012, United prepaid $15.5 million, of fixed-rate advances and incurred prepayment charges of $482,000. United will prepay advances from time to time as funding needs change. Additional information regarding FHLB advances, including scheduled maturities, is provided in Note 11 to the consolidated financial statements included in United’s Annual Report on Form 10-K for the year ended December 31, 2011.

At March 31, 2012 and 2011, United had $102 million in repurchase agreements reported as Federal funds purchased, repurchase agreements, and other short-term borrowings in the consolidated balance sheet. United takes advantage of these additional sources of liquidity when rates are favorable compared to other forms of short-term borrowings, such as FHLB advances and brokered deposits.

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

United’s net interest revenue, and the fair value of its financial instruments, are influenced by changes in the level of interest rates. United manages its exposure to fluctuations in interest rates through policies established by its Asset Liability Committee (“ALCO”). ALCO meets monthly and has responsibility for approving asset/liability management policies, formulating and implementing strategies to improve balance sheet positioning and/or earnings and reviewing United’s interest rate sensitivity.

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

United’s policy is based on the 12-month impact on net interest revenue of interest rate ramps that increase 200 basis points and decrease 200 basis points from the base scenario. In the ramp scenarios, rates change 25 basis points per month over the initial eight months. The policy limits the change in net interest revenue over the next 12 months to a 10% decrease in either scenario. The policy ramp and base scenarios assume a static balance sheet. Historically low rates on March 31, 2012 and 2011 made use of the down 200 basis point scenario problematic. At March 31, 2012 United’s simulation model indicated that a 200 basis point increase in rates would cause an approximate 1.1% increase in net interest revenue over the next twelve months and a 25 basis point decrease in rates would cause an approximate .5% decrease in net interest revenue over the next twelve months. At March 31, 2011, United’s simulation model indicated that a 200 basis point increase in rates over the next twelve months would cause an approximate 3.4 % increase in net interest revenue and a 25 basis point decrease in rates over the next twelve months would cause an approximate .1% increase in net interest revenue.

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

United’s derivative financial instruments that are entered into for interest rate risk management purposes are classified as either cash flow or fair value hedges. The change in fair value of cash flow hedges is recognized in other comprehensive income. Fair value hedges recognize currently in earnings both the effect of the change in the fair value of the derivative financial instrument and the offsetting effect of the change in fair value of the hedged asset or liability associated with the particular risk of that asset or liability being hedged.

The following table presents United’s outstanding derivative positions at March 31, 2012.

Table 12 - Derivative Financial Instruments

(in thousands)

Type/Maturity	Notional Amount	Rate Received / Floor Rate	Rate Paid	Fair Value (5)
Fair Value Hedges:
LIBOR Swaps (Brokered CDs)
November 10, 2031 (1)	$15,000	5.00%	(.09)%	$(853)
August 17, 2027 (2)	17,000	2.25	.05	(524)
August 27, 2027 (3)	17,000	2.00	.04	(624)
September 23 ,2027 (4)	15,500	2.25	.02	(525)

Total Fair Value Hedges	$64,500			$(2,526)

(1)

Receive rate is fixed at 5.00% to November 10, 2012, then 4 * ((10-year Constant Maturity Swap rate—2-year Constant Maturity Swap rate)—50 basis points), capped at 5.00% and floored at 0.00%. Pay rate is 90 day LIBOR minus 60 basis points which results in a negative pay rate when 90 day LIBOR falls below 60 basis points. Swap is callable by counterparty on November 10, 2012 and quarterly thereafter on the 10th with 15 calendar days notice.

(2)	Pay rate is 90 day LIBOR minus 45 basis points. Receive rate is fixed according to the following schedule:

From 2/17/12 to 2/17/20: 2.25%

From 2/17/20 to 2/17/22: 2.30%

From 2/17/22 to 2/17/23: 3.00%

From 2/17/23 to 2/17/24: 4.00%

From 2/17/24 to 2/17/25: 7.00%

From 2/17/25 to 8/17/27: 10.00%

Swap	is callable by counterparty quarterly commencing on May 17, 2012 with 20 business days notice prior to the redemption date.

(3)	Pay rate is 90 day LIBOR minus 45 basis points. Receive rate is fixed according to the following schedule:

From 2/27/12 to 2/27/18: 2.00%

From 2/27/18 to 2/27/22: 2.50%

From 2/27/22 to 2/27/23: 3.00%

From 2/27/23 to 2/27/24: 4.00%

From 2/27/24 to 2/27/25: 7.00%

From 2/27/25 to 8/27/27: 10.00%

Swap is callable by counterparty semi-annually commencing on August 27, 2012 with 25 business days notice prior to the redemption date.

(4)	Pay rate is 90 day LIBOR minus 45 basis points. Receive rate is fixed according to the following schedule:

From 3/23/12 to 3/23/17: 2.25%

From 3/23/17 to 3/23/20: 2.38%

From 3/23/20 to 3/23/23: 2.50%

From 3/23/23 to 3/23/24: 3.00%

From 3/23/24 to 3/23/25: 4.00%

From 3/23/25 to 3/23/26: 6.00%

From 3/23/26 to 9/23/27: 10.00%

Swap is callable by counterparty at any time commencing on September 24, 2012 with 15 calendar days notice prior to the redemption date.

(5)	Fair value does not include accrued interest.

From time to time, United will terminate swap or floor positions when conditions change and the position is no longer necessary to manage United’s overall sensitivity to changes in interest rates. In those situations where the terminated swap or floor was in an effective hedging relationship at the time of termination and the hedging relationship is expected to remain effective throughout the original term of the swap or floor, the resulting gain or loss is amortized over the remaining life of the original contract. For swap contracts, the gain or loss is amortized over the remaining original contract term using the straight line method of amortization. For floor contracts, the gain or loss is amortized over the remaining original contract term based on the original floorlet schedule. At March 31, 2012, United had $3.02 million in gains from terminated derivative positions included in other comprehensive income that will be amortized into earnings over their remaining original contract terms. Approximately $2.60 million is expected to be reclassified into interest revenue over the next twelve months.

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

Because substantially all of United’s liquidity is obtained from subsidiary service fees and dividends from the Bank, which are limited by applicable law and an informal memorandum of understanding the Bank has entered into with the FDIC and the Georgia Department of Banking and Finance (the “Bank MOU”), United currently has limited internal capital resources to meet these obligations. United has not received a dividend from the Bank since 2008 and does not anticipate receiving dividends from the Bank until 2013. United deferred the payment of interest on trust preferred securities and dividends on preferred stock during the first quarter of 2011. As a result of such deferrals, United could not pay dividends on any common or preferred stock or trust preferred securities until all accrued and unpaid amounts under the deferred securities had been paid. Effective April 15, 2011, United received approval to make payments for currently payable and previously deferred dividends and interest on its preferred stock and trust preferred securities. Since then, United has continued to receive quarterly approvals of all payments, including the fourth quarter of 2011 and first quarter of 2012. Additionally, pursuant to an informal memorandum of understanding United entered into with the Federal Reserve Bank of Atlanta (the “Federal Reserve Bank”) and the Georgia Department of Banking and Finance (the “Holding Company MOU”) United must, among other things, ensure that the Bank functions in a safe and sound manner. United believes it is in compliance with all requirements of the Holding Company MOU and the Bank MOU.

Two key objectives of asset/liability management are to provide for adequate liquidity in order to meet the needs of customers and to maintain an optimal balance between interest-sensitive assets and interest-sensitive liabilities, to optimize interest revenue. Daily monitoring of the sources and uses of funds is necessary to maintain a position that meets both requirements.

The asset portion of the balance sheet provides liquidity primarily through loan sales and repayments and the maturities and sales of securities, as well as the ability to use these as collateral for borrowings on a secured basis. The Bank also maintains excess funds in short-term, interest-bearing assets that provide additional liquidity. Mortgage loans held for sale totaled $24.8 million at March 31, 2012, and typically turn over every 45 days as closed loans are sold to investors in the secondary market. In addition, at March 31, 2012, United held $878 million in excess liquidity, including $103 million in cash equivalent balances, primarily balances in excess of reserve requirements at the Federal Reserve Bank and $540 million in floating rate securities.

The liability section of the balance sheet provides liquidity primarily through interest-bearing and noninterest-bearing deposit accounts. Federal funds purchased, FHLB advances, brokered deposits, Federal Reserve Board short-term borrowings and securities sold under agreements to repurchase are additional sources of liquidity and represent United’s incremental borrowing capacity. These sources of liquidity are generally short-term in nature are used as necessary to fund asset growth and meet other short-term liquidity needs.

At March 31, 2012, United had sufficient qualifying collateral to increase FHLB advances by $715 million and Federal Reserve Board discount window capacity of $468 million. United also has the ability to raise substantial funds through brokered deposits. In addition to these wholesale sources, United has the ability to attract retail deposits at any time by competing more aggressively on pricing.

As disclosed in United’s consolidated statement of cash flows, net cash provided by operating activities was $33.2 million for the three months ended March 31, 2012. The net income of $11.5 million for the three month period included non-cash expenses for provision for loan losses of $15.0 million; depreciation, amortization and accretion of $6.80 million; and losses and write downs on foreclosed property of $2.20 million. Other assets increased $2.61 million. Net cash used in investing activities of $57.5 million consisted primarily of $253 million of purchases of securities, an increase in net loans of $41.4 million and purchases of premises and equipment of $1.61 million, that were offset by proceeds from sales of securities of $61.6 million, maturities and calls of investment securities of $168 million and net proceeds from sales of other real estate of $6.70 million. Funds collected from the FDIC under loss sharing agreements were $2.57 million, providing another source of cash flows from investing activities. The $73.5 million of net cash used in financing activities consisted primarily of net proceeds of $174 million from FHLB advances offset by a net decrease in deposits of $97.4 million. In the opinion of management, United’s liquidity position at March 31, 2012 was sufficient to meet its expected cash flow requirements.

Capital Resources and Dividends

Shareholders’ equity at March 31, 2012 was $580 million, an increase of $4.05 million from December 31, 2011. Accumulated other comprehensive income, which includes unrealized gains and losses on securities available for sale and the unrealized gains and losses on derivatives qualifying as cash flow hedges, is excluded in the calculation of regulatory capital adequacy ratios. Excluding the change in the accumulated other comprehensive income (loss), shareholders’ equity increased $9.81 million, or 2%, from December 31, 2011.

During the first quarter of 2011, United closed the Private Placement. Pursuant to the Private Placement, the investors purchased and United issued $33.0 million of the Company’s existing common stock, consisting of 3,467,699 shares, for $9.50 per share and issued $347 million in preferred stock consisting of $196 million of United’s mandatorily convertible cumulative non-voting perpetual preferred stock, Series F (the “Series F preferred stock”), and $151 million of United’s mandatorily convertible cumulative non-voting perpetual preferred stock Series G (the “Series G preferred stock”). Under the terms of the Private Placement Agreement and following receipt of required shareholder approvals, which were received on June 16, 2011 at United’s annual shareholders’ meeting, the Series F preferred stock converted into 20,618,156 shares of voting common stock and the Series G preferred stock converted into 15,914,209 shares of non-voting common stock. Following such conversion, the investors owned an aggregate of 24,085,855 shares of common stock and 15,914,209 shares of non-voting common stock. The Private Placement resulted in an increase to shareholders’ equity of $362 million, net of transaction costs.

On February 22, 2011, United entered into a Share Exchange Agreement with the Elm Ridge Parties. Under the Share Exchange Agreement, the Elm Ridge Parties agreed to transfer to the Company 1,551,126 shares of the Company’s common stock in exchange for 16,613 Series D Preferred Shares and warrants to purchase 1,551,126 common shares.

United accrued $3.03 million in dividends, including accretion of discounts, on its Series A non-cumulative preferred stock (the “Series A preferred stock”), Series B preferred stock and Series D preferred stock in the first quarter of 2012. In the first quarter of 2011, United accrued $2.79 million in dividends, including discount accretion, on its Series A preferred stock, Series B preferred stock and Series D preferred stock.

United granted a warrant to Fletcher to purchase common stock equivalent junior preferred stock that would be convertible into 1,411,765 common shares exercisable at a price equivalent to $21.25 per share. In May 2012, United received a purported partial warrant exercise notice from Fletcher with respect to its warrants that included an incorrect calculation of the number of settlement shares Fletcher would receive upon exercise. On June 17, 2011, United completed a 1-for-5 reverse stock split, or recombination. United believes that any current exercise of Fletcher’s warrant would not result in the issuance of any settlement shares because the warrant may only be exercised for net shares via a cashless exercise formula, and the reverse stock split-adjusted market price component of that formula does not exceed the exercise price to yield any net shares. United responded to Fletcher with United’s calculations related to the warrant.

In November 2011, United entered into the Holding Company MOU with the Federal Reserve Bank and the Georgia Department of Banking and Finance, which superseded the board resolution previously requested by the Federal Reserve Bank. The Holding Company MOU provides, similar to the superseded resolution, that United may not incur additional indebtedness, pay cash dividends, make payments on our trust preferred securities or subordinated indebtedness or repurchase outstanding stock without prior approval of the Federal Reserve Bank. United was not given permission to pay interest on trust preferred securities and dividends on preferred stock during the first quarter of 2011. Effective April 15, 2011, United received approval to make payments for currently payable and previously deferred dividends and interest on its preferred stock and trust preferred securities. Since then, United has continued to receive quarterly approvals of all payments. Additionally, the Holding Company MOU requires, among other things, that United ensures that the Bank functions in a safe and sound manner. United believes it is in compliance with all requirements of the Holding Company MOU.

The Bank is currently subject to the Bank MOU that it entered into with the FDIC and the Georgia Department of Banking and Finance. The Bank MOU requires, among other things, that the Bank maintain its Tier 1 leverage ratio at not less than 8% and its total risk-based capital ratio at not less than 10% during the life of the Bank MOU. Additionally, the Bank MOU requires, among other things, that prior to declaring or paying any cash dividends to United, the Bank must obtain the written consent of its regulators. The Bank believes it is in compliance with all requirements of the Bank MOU.

United’s common stock trades on the Nasdaq Global Select Market under the symbol “UCBI.” Below is a quarterly schedule of high, low and closing stock prices and average daily volume for 2012 and 2011.

Table 13—Stock Price Information

	2012				2011
	High	Low	Close	Avg Daily Volume	High	Low	Close	Avg Daily Volume
First quarter	$10.30	$6.37	$9.75	142,987	$11.85	$5.95	$11.65	227,321
Second quarter					14.65	9.80	10.56	139,741
Third quarter					11.33	7.67	8.49	214,303
Fourth quarter					8.90	6.22	6.99	202,024

The stock price information shown above has been adjusted to reflect United's 1 for 5 reverse stock split as though it had occurred at the beginning of the earliest reported period.

The Federal Reserve Board has issued guidelines for the implementation of risk-based capital requirements by U.S. banks and bank holding companies. These risk-based capital guidelines take into consideration risk factors, as defined by regulators, associated with various categories of assets, both on and off balance sheet. Under the guidelines, capital strength is measured in two tiers which are used in conjunction with risk-weighted assets to determine the risk-based capital ratios. The guidelines require an 8% Total risk-based capital ratio, of which 4% must be Tier 1 capital. However, to be considered well-capitalized under the guidelines, a 10% Total risk-based capital ratio is required, of which 6% must be Tier 1 capital.

Under the risk-based capital guidelines, assets and credit equivalent amounts of derivatives and off-balance sheet items are assigned to one of several broad risk categories according to the obligor, or, if relevant, the guarantor or the nature of the collateral. The aggregate dollar amount in each risk category is then multiplied by the risk weight associated with the category. The resulting weighted values from each of the risk categories are added together, and generally this sum is a company’s total risk weighted assets. Risk-weighted assets for purposes of United’s capital ratios are calculated under these guidelines.

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

The following table shows United’s capital ratios, as calculated under regulatory guidelines, at March 31, 2012, December 31, 2011 and March 31, 2011.

Table 14—Capital Ratios

(in thousands)

	Regulatory Guidelines		United Community Banks, Inc. (Consolidated)			United Community Bank
		Well	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,
	Minimum	Capitalized	2012	2011	2011	2012	2011	2011
Risk-based ratios:
Tier I capital	4.0%	6.0%	13.68%	13.69%	7.43%	13.70%	13.60%	12.71%
Total capital	8.0	10.0	15.41	15.41	14.85	14.96	14.87	14.49
Leverage ratio	3.0	5.0	8.94	8.83	4.75	8.96	8.78	8.12

Tier I capital			$629,411	$618,695	$349,734	$629,082	$614,532	$597,963
Total capital			708,595	696,881	699,468	687,190	671,718	681,671

United’s Tier 1 capital excludes other comprehensive income, and consists of shareholders’ equity and qualifying capital securities, less goodwill and deposit-based intangibles. Tier II capital components include supplemental capital items such as qualifying allowance for loan losses and qualifying subordinated debt. Tier I capital plus Tier II capital components are referred to as Total Risk-Based Capital.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

There have been no material changes in United’s quantitative and qualitative disclosures about market risk as of March 31, 2012 from that presented in United’s Annual Report on Form 10-K for the year ended December 31, 2011. The interest rate sensitivity position at March 31, 2012 is included in management’s discussion and analysis on page 45 of this report.

Item 4. Controls and Procedures

United’s management, including the Chief Executive Officer and Chief Financial Officer, supervised and participated in an evaluation of the Company’s disclosure controls and procedures as of March 31, 2012. Based on, and as of the date of that evaluation, United’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective in accumulating and communicating information to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures of that information under the Securities and Exchange Commission’s rules and forms and that the disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports that are filed or submitted by United under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in United’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds – None

Item 3. Defaults Upon Senior Securities – None

Item 4. Mine Safety Disclosures – None

Item 5. Other Information – None

Item 6. Exhibits

31.1	Certification by Jimmy C. Tallent, President and Chief Executive Officer of United Community Banks, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Rex S. Schuette, Executive Vice President and Chief Financial Officer of United Community Banks, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Report Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q, to be signed on its behalf by the undersigned, thereunto duly authorized.

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

Date: May 7, 2012