Form 10-Q
period 2012-06-30
UNITED COMMUNITY BANKS INC
filed 2012-08-07
CIK 857855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

Common stock, par value $1 per share 41,774,770 shares voting and 15,914,209 shares non-voting outstanding as of July 31, 2012.

Part I – Financial Information

Item 1 – Financial Statements

UNITED COMMUNITY BANKS, INC.

Consolidated Statement of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2012	2011	2012	2011
Interest revenue:
Loans, including fees	$54,178	$60,958	$109,937	$122,065
Investment securities, including tax exempt of $262, $251, $512 and $510	11,062	14,792	24,066	28,396
Federal funds sold, reverse repurchase agreements, commercial paper and deposits in banks	1,096	752	2,108	1,571

Total interest revenue	66,336	76,502	136,111	152,032

Interest expense:
Deposits:
NOW	503	1,036	1,140	2,360
Money market	661	1,499	1,302	3,527
Savings	38	64	75	141
Time	5,073	10,995	11,232	22,727

Total deposit interest expense	6,275	13,594	13,749	28,755
Federal funds purchased, repurchase agreements and other short-term borrowings	904	1,074	1,949	2,116
Federal Home Loan Bank advances	390	570	856	1,160
Long-term debt	2,375	2,747	4,747	5,527

Total interest expense	9,944	17,985	21,301	37,558

Net interest revenue	56,392	58,517	114,810	114,474
Provision for loan losses	18,000	11,000	33,000	201,000

Net interest revenue after provision for loan losses	38,392	47,517	81,810	(86,526)

Fee revenue:
Service charges and fees	7,816	7,608	15,599	14,328
Mortgage loan and other related fees	2,322	952	4,421	2,446
Brokerage fees	809	691	1,622	1,368
Securities gains, net	6,490	783	7,047	838
Loss from prepayment of debt	(6,199)	(791)	(6,681)	(791)
Other	1,629	4,662	6,238	7,554

Total fee revenue	12,867	13,905	28,246	25,743

Total revenue	51,259	61,422	110,056	(60,783)

Operating expenses:
Salaries and employee benefits	24,297	26,436	49,522	51,360
Communications and equipment	3,211	3,378	6,366	6,722
Occupancy	3,539	3,805	7,310	7,879
Advertising and public relations	1,088	1,317	1,934	2,295
Postage, printing and supplies	916	1,085	1,895	2,203
Professional fees	1,952	2,350	3,927	5,680
Foreclosed property	1,851	1,891	5,676	66,790
FDIC assessments and other regulatory charges	2,545	3,644	5,055	9,057
Amortization of intangibles	730	760	1,462	1,522
Other	4,181	4,062	8,118	10,491

Total operating expenses	44,310	48,728	91,265	163,999

Net income (loss) before income taxes	6,949	12,694	18,791	(224,782)
Income tax expense	450	666	764	526

Net income (loss)	6,499	12,028	18,027	(225,308)
Preferred stock dividends and discount accretion	3,032	3,016	6,062	5,794

Net income (loss) available to common shareholders	$3,467	$9,012	$11,965	$(231,102)

Earnings (loss) per common share - Basic	$.06	$.35	$.21	$(10.52)
Earnings (loss) per common share - Diluted	.06	.16	.21	(10.52)
Weighted average common shares outstanding - Basic	57,840	25,427	57,803	21,965
Weighted average common shares outstanding - Diluted	57,840	57,543	57,803	21,965

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC.

Consolidated Statement of Comprehensive (Loss) Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2012	2011	2012	2011
Net income (loss)	$6,499	$12,028	$18,027	$(225,308)
Other comprehensive loss:
Unrealized (losses) gains on available for sale securities:
Unrealized holding gains arising during period	4,264	10,967	924	10,008
Reclassification adjustment for gains included in net income	(6,490)	(783)	(7,047)	(838)
Amortization of gains included in net income (loss) on available for sale securities transferred to held to maturity	(400)	(504)	(813)	(1,167)
Amortization of gains included in net income (loss) on derivative financial instruments accounted for as cash flow hedges	(714)	(5,399)	(2,314)	(9,622)
Unrealized losses on derivative financial instruments accounted for as cash flow hedges	(4,855)		(4,855)
Amortization of prior service cost and actuarial losses included in net periodic pension cost for defined benefit pension plans	154	—	308	—

Total other comprehensive (loss) income	(8,041)	4,281	(13,797)	(1,619)

Comprehensive (loss) income	$(1,542)	$16,309	$4,230	$(226,927)

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC.

Consolidated Balance Sheet

	June 30,	December 31,	June 30,
	2012	2011	2011
(in thousands, except share and per share data)	(unaudited)	(audited)	(unaudited)
ASSETS
Cash and due from banks	$50,596	$53,807	$163,331
Interest-bearing deposits in banks	133,857	139,609	41,863
Federal funds sold, reverse repurchase agreements, commercial paper and short-term investments	120,000	185,000	174,996

Cash and cash equivalents	304,453	378,416	380,190
Securities available for sale	1,701,583	1,790,047	1,816,613
Securities held to maturity (fair value $299,971, $343,531 and $379,231)	282,750	330,203	371,578
Mortgage loans held for sale	18,645	23,881	19,406
Loans, net of unearned income	4,119,235	4,109,614	4,163,447
Less allowance for loan losses	112,705	114,468	127,638

Loans, net	4,006,530	3,995,146	4,035,809
Assets covered by loss sharing agreements with the FDIC	65,914	78,145	95,726
Premises and equipment, net	172,200	175,088	178,208
Bank owned life insurance	81,265	80,599	80,134
Accrued interest receivable	20,151	20,693	21,291
Goodwill and other intangible assets	6,965	8,428	9,922
Foreclosed property	30,421	32,859	47,584
Other assets	46,229	69,915	95,834

Total assets	$6,737,106	$6,983,420	$7,152,295

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand	$1,150,444	$992,109	$899,017
NOW	1,196,507	1,509,896	1,306,109
Money market	1,117,139	1,038,778	989,600
Savings	219,077	199,007	197,927
Time:
Less than $100,000	1,164,451	1,332,394	1,508,444
Greater than $100,000	764,343	847,152	981,154
Brokered	210,506	178,647	300,964

Total deposits	5,822,467	6,097,983	6,183,215
Federal funds purchased, repurchase agreements, and other short-term borrowings	53,656	102,577	103,666
Federal Home Loan Bank advances	125,125	40,625	40,625
Long-term debt	120,265	120,225	150,186
Unsettled securities purchases	—	10,325	35,634
Accrued expenses and other liabilities	39,598	36,199	36,368

Total liabilities	6,161,111	6,407,934	6,549,694

Shareholders’ equity:
Preferred stock, $1 par value; 10,000,000 shares authorized;
Series A; $10 stated value; 21,700 shares issued and outstanding	217	217	217
Series B; $1,000 stated value; 180,000 shares issued and outstanding	177,814	177,092	176,392
Series D; $1,000 stated value; 16,613 shares issued and outstanding	16,613	16,613	16,613
Common stock, $1 par value; 100,000,000 shares authorized;
41,726,509, 41,647,100 and 41,554,874 shares issued and outstanding	41,727	41,647	41,555
Common stock, non-voting, $1 par value; 30,000,000 shares authorized;
15,914,209 shares issued and outstanding	15,914	15,914	15,914
Common stock issuable; 94,657, 93,681 and 83,575 shares	2,893	3,233	3,574
Capital surplus	1,056,819	1,054,940	1,052,482
Accumulated deficit	(718,896)	(730,861)	(723,378)
Accumulated other comprehensive (loss) income	(17,106)	(3,309)	19,232

Total shareholders’ equity	575,995	575,486	602,601

Total liabilities and shareholders’ equity	$6,737,106	$6,983,420	$7,152,295

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC.

Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

For the Six Months Ended June 30,

	Preferred Stock						Non-Voting	Common			Accumulated Other
(in thousands, except share	Series	Series	Series	Series	Series	Common	Common	Stock	Capital	Accumulated	Comprehensive
and per share data)	A	B	D	F	G	Stock	Stock	Issuable	Surplus	Deficit	Income (Loss)	Total
Balance, December 31, 2010	$217	$175,711	$—	$—	$—	$18,937	$—	$3,894	$741,244	$(492,276)	$20,851	$468,578
Net loss										(225,308)		(225,308)
Other comprehensive loss											(1,619)	(1,619)
Preferred for common equity exchange related to tax benefits preservation plan (1,551,126 common shares)			16,613			(1,551)			(15,062)			—
Penalty received on incomplete private equity transaction, net of tax expense									3,250			3,250
Conversion of Series F and Series G Preferred Stock (20,618,156 voting and 15,914,209 non-voting common shares)				(195,872)	(151,185)	20,618	15,914		310,525			—
Common stock issued to dividend reinvestment plan and employee benefit plans (78,584 shares)						79			665			744
Common and preferred stock issued (3,467,699 common shares)				195,872	151,185	3,468			11,035			361,560
Amortization of stock options and restricted stock awards									758			758
Vesting of restricted stock (1,417 shares issued, 6,382 shares deferred)						1		54	(55)			—
Deferred compensation plan, net, including dividend equivalents								127				127
Shares issued from deferred compensation plan (3,209 shares)						3		(501)	498			—
Tax on option exercise and restricted stock vesting									(376)			(376)
Preferred stock dividends:
Series A										(7)		(7)
Series B		681								(5,200)		(4,519)
Series D										(587)		(587)

Balance, June 30, 2011	$217	$176,392	$16,613	$—	$—	$41,555	$15,914	$3,574	$1,052,482	$(723,378)	$19,232	$602,601

Balance, December 31, 2011	$217	$177,092	$16,613	$—	$—	$41,647	$15,914	$3,233	$1,054,940	$(730,861)	$(3,309)	$575,486
Net income										18,027		18,027
Other comprehensive loss											(13,797)	(13,797)
Common stock issued to dividend reinvestment plan and to employee benefit plans (60,982 shares)						61			440			501
Amortization of stock options and restricted stock awards									946			946
Vesting of restricted stock (15,790 shares issued, (8,399 shares deferred)						16		(151)	206			71
Deferred compensation plan, net, including dividend equivalents								101				101
Shares issued from deferred compensation plan (2,637 shares)						3		(290)	287			—
Preferred stock dividends:
Series A										(6)		(6)
Series B		722								(5,222)		(4,500)
Series D										(834)		(834)

Balance, June 30, 2012	$217	$177,814	$16,613	$—	$—	$41,727	$15,914	$2,893	$1,056,819	$(718,896)	$(17,106)	$575,995

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC.

Consolidated Statement of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
(in thousands)	2012	2011
Operating activities:
Net income (loss)	$18,027	$(225,308)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	16,511	9,374
Provision for loan losses	33,000	201,000
Stock based compensation	946	758
Securities gains, net	(7,047)	(838)
Losses and write downs on sales of other real estate owned	2,943	60,505
Loss on prepayment of borrowings	6,681	791
Changes in assets and liabilities:
Other assets and accrued interest receivable	22,783	29,332
Accrued expenses and other liabilities	(6,754)	1,078
Mortgage loans held for sale	5,236	16,502

Net cash provided by operating activities	92,326	93,194

Investing activities:
Investment securities held to maturity:
Proceeds from maturities and calls	45,741	34,742
Purchases	—	(141,862)
Investment securities available for sale:
Proceeds from sales	371,103	106,603
Proceeds from maturities and calls	289,985	220,018
Purchases	(580,652)	(875,250)
Net (increase) decrease in loans	(58,765)	64,778
Proceeds from loan sales	—	99,298
Proceeds collected from FDIC under loss sharing agreements	5,054	11,852
Proceeds from sales of premises and equipment	664	534
Purchases of premises and equipment	(2,581)	(5,276)
Proceeds from sale of other real estate	14,620	60,310

Net cash provided by (used in) investing activities	85,169	(424,253)

Financing activities:
Net change in deposits	(275,516)	(285,957)
Net change in federal funds purchased, repurchase agreements, and other short-term borrowings	(53,401)	2,599
Proceeds from Federal Home Loan Bank advances	1,489,000	—
Settlement of Federal Home Loan Bank advances	(1,406,701)	(15,291)
Proceeds from issuance of common stock for dividend reinvestment and employee benefit plans	501	744
Proceeds from issuance of common and preferred stock, net of offering costs	—	361,560
Proceeds from penalty on incomplete private equity transaction	—	3,250
Cash dividends on preferred stock	(5,341)	(5,113)

Net cash (used in) provided by financing activities	(251,458)	61,792

Net change in cash and cash equivalents	(73,963)	(269,267)
Cash and cash equivalents at beginning of period	378,416	649,457

Cash and cash equivalents at end of period	$304,453	$380,190

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$23,222	$36,703
Income taxes	(27,105)	1,527
Unsettled securities purchases	—	35,634

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC. AND SUBSDIARIES

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

Foreclosed property is initially recorded at fair value, less estimated costs to sell. If the fair value, less estimated costs to sell at the time of foreclosure, is less than the loan balance, the deficiency is charged against the allowance for loan losses. If the fair value, less cost to sell, of the foreclosed property decreases during the holding period, a valuation allowance is established with a charge to operating expenses. When the foreclosed property is sold, a gain or loss is recognized on the sale for the difference between the sales proceeds and the carrying amount of the property. Financed sales of foreclosed property are accounted for in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 360-20, Real Estate Sales.

Note 2 – Accounting Standards Updates

In July 2012, the Financial Accounting Standards Board issued Accounting Standards Update No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment (the revised standard). It allows companies to perform a “qualitative” assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary, similar in approach to the goodwill impairment test. The revised standard is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, and entities can choose to early adopt the revised guidance. It is not expected to have a material impact on United’s financial position, results of operations or disclosures.

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

The table below shows the components of covered assets at June 30, 2012 (in thousands).

(in thousands)	Purchased Impaired Loans	Other Purchased Loans	Other	Total
Commercial (secured by real estate)	$—	$28,021	$—	$28,021
Commercial & industrial	—	1,473	—	1,473
Construction and land development	525	4,709	—	5,234
Residential mortgage	145	6,429	—	6,574
Consumer installment	—	152	—	152

Total covered loans	670	40,784	—	41,454
Covered foreclosed property	—	—	14,098	14,098
Estimated loss reimbursement from the FDIC	—	—	10,362	10,362

Total covered assets	$670	$40,784	$24,460	$65,914

UNITED COMMUNITY BANKS, INC. AND SUBSDIARIES

Notes to Consolidated Financial Statements

Note 4 – Reverse Repurchase Agreements

United enters into reverse repurchase agreements in order to invest short-term funds. In addition, United enters into repurchase agreements and reverse repurchase agreements with the same counterparty in transactions commonly referred to as collateral swaps that are subject to master netting agreements under which the balances are netted in the balance sheet in accordance with ASC 210-20, Offsetting. The following table presents a summary of amounts outstanding under reverse repurchase agreements including those entered into in connection with repurchase agreements with the same counterparty under master netting agreements (in thousands).

	June 30, 2012
	Reverse Repurchase Agreements (Assets)	Repurchase Agreements (Liabilities)	Net Reported Balance (Asset)
Amounts subject to master netting agreements	$200,000	$200,000	$—
Other reverse repurchase agreements	120,000	—	120,000

Total	$320,000	$200,000	$120,000

Weighted average interest rate	1.27%	.41%

In addition to the collateral swap transactions, United has entered into offsetting securities lending agreements with counterparties that function similar to the collateral swaps. United had $80.0 million in offsetting securities lending positions outstanding at June 30, 2012.

Note 5 – Securities

Realized gains and losses are derived using the specific identification method for determining the cost of securities sold. The following table summarizes securities sales activity for the three and six month periods ended June 30, 2012 and 2011 (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Proceeds from sales	$265,992	$55,363	$371,103	$106,603

Gross gains on sales	$6,490	$838	$7,047	$1,169
Gross losses on sales	—	(55)	—	(331)

Net gains on sales of securities	$6,490	$783	$7,047	$838

Securities with a carrying value of $1.29 billion, $1.72 billion, and $2.11 billion were pledged to secure public deposits, FHLB advances and other secured borrowings at June 30, 2012, December 31, 2011 and June 30, 2011, respectively. Substantial borrowing capacity remains available under borrowing arrangements with the FHLB with currently pledged securities.

Securities are classified as held to maturity when management has the positive intent and ability to hold them until maturity. Securities held to maturity are carried at amortized cost.

UNITED COMMUNITY BANKS, INC. AND SUBSDIARIES

Notes to Consolidated Financial Statements

The amortized cost, gross unrealized gains and losses and fair value of securities held to maturity at June 30, 2012, December 31, 2011 and June 30, 2011 are as follows (in thousands).

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of June 30, 2012
State and political subdivisions	$51,801	$5,586	$—	$57,387
Mortgage-backed securities (1)	230,949	11,635	—	242,584

Total	$282,750	$17,221	$—	$299,971

As of December 31, 2011
U.S. Government agencies	$5,000	$6	$—	$5,006
State and political subdivisions	51,903	4,058	13	55,948
Mortgage-backed securities (1)	273,300	9,619	342	282,577

Total	$330,203	$13,683	$355	$343,531

As of June 30, 2011
U.S. Government agencies	$5,000	$—	$—	$5,000
State and political subdivisions	49,122	1,823	292	50,653
Mortgage-backed securities (1)	317,456	6,184	62	323,578

Total	$371,578	$8,007	$354	$379,231

(1)	All are residential type mortgage-backed securities

The cost basis, unrealized gains and losses, and fair value of securities available for sale at June 30, 2012, December 31, 2011 and June 30, 2011 are presented below (in thousands).

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of June 30, 2012
U.S. Government agencies	$43,618	$256	$—	$43,874
State and political subdivisions	25,704	1,462	7	27,159
Mortgage-backed securities (1)	1,408,047	25,723	339	1,433,431
Corporate bonds	119,198	—	9,160	110,038
Asset-backed securities	85,090	—	592	84,498
Other	2,583	—	—	2,583

Total	$1,684,240	$27,441	$10,098	$1,701,583

As of December 31, 2011
U.S. Government agencies	$43,592	$158	$—	$43,750
State and political subdivisions	24,997	1,345	3	26,339
Mortgage-backed securities (1)	1,576,064	33,988	143	1,609,909
Corporate bonds	119,110	—	11,432	107,678
Other	2,371	—	—	2,371

Total	$1,766,134	$35,491	$11,578	$1,790,047

As of June 30, 2011
U.S. Government agencies	$77,930	$61	$514	$77,477
State and political subdivisions	25,569	1,207	4	26,772
Mortgage-backed securities (1)	1,556,910	35,991	283	1,592,618
Corporate bonds	119,021	100	1,827	117,294
Other	2,452	—	—	2,452

Total	$1,781,882	$37,359	$2,628	$1,816,613

(1)	All are residential type mortgage-backed securities

UNITED COMMUNITY BANKS, INC. AND SUBSDIARIES

Notes to Consolidated Financial Statements

The following table summarizes held to maturity securities in an unrealized loss position as of, December 31, 2011 and June 30, 2011 (in thousands). As of June 30, 2012, there were no held to maturity securities in an unrealized loss position.

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

The following table summarizes available for sale securities in an unrealized loss position as of June 30, 2012, December 31, 2011 and June 30, 2011 (in thousands).

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of June 30, 2012
State and political subdivisions	$5,696	$3	$11	$4	$5,707	$7
Mortgage-backed securities	104,644	332	19,436	7	124,080	339
Corporate bonds	16,500	3,500	93,488	5,660	109,988	9,160
Asset-backed securities	74,097	592	—	—	74,097	592

Total unrealized loss position	$200,937	$4,427	$112,935	$5,671	$313,872	$10,098

As of December 31, 2011
State and political subdivisions	$—	$—	$11	$3	$11	$3
Mortgage-backed securities	98,687	110	22,719	33	121,406	143
Corporate bonds	42,864	5,197	64,765	6,235	107,629	11,432

Total unrealized loss position	$141,551	$5,307	$87,495	$6,271	$229,046	$11,578

As of June 30, 2011
U.S. Government agencies	$54,482	$514	$—	$—	$54,482	$514
State and political subdivisions	301	—	10	4	311	4
Mortgage-backed securities	169,907	283	—	—	169,907	283
Corporate bonds	97,145	1,827	—	—	97,145	1,827

Total unrealized loss position	$321,835	$2,624	$10	$4	$321,845	$2,628

At June 30, 2012, there were 36 available for sale securities and no held to maturity securities that were in an unrealized loss position. United does not intend to sell nor believes it will be required to sell securities in an unrealized loss position prior to the recovery of their amortized cost basis. Unrealized losses at June 30, 2012 were primarily attributable to changes in interest rates, however the unrealized losses in corporate bonds also reflect downgrades in the underlying securities ratings. The bonds remain above investment grade and United does not consider them to be impaired. Unrealized losses at June 30, 2011 were primarily attributable to changes in interest rates.

UNITED COMMUNITY BANKS, INC. AND SUBSDIARIES

Notes to Consolidated Financial Statements

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, among other factors. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analyst’s reports. No impairment charges were recognized during the second quarter or six months ended June 30, 2012 or 2011.

The amortized cost and fair value of held to maturity and available for sale securities at June 30, 2012, by contractual maturity, are presented in the following table (in thousands).

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Government agencies:
5 to 10 years	$43,618	$43,874	$—	$—

	43,618	43,874	—	—

State and political subdivisions:
Within 1 year	6,567	6,576	—	—
1 to 5 years	14,960	15,982	6,826	7,419
5 to 10 years	3,329	3,676	21,808	24,264
More than 10 years	848	925	23,167	25,704

	25,704	27,159	51,801	57,387

Corporate bonds:
1 to 5 years	28,198	27,182	—	—
5 to 10 years	90,000	82,556	—	—
More than 10 years	1,000	300	—	—

	119,198	110,038	—	—

Asset-backed securities
5 to 10 years	85,090	84,498	—	—

	85,090	84,498	—	—

Other:
More than 10 years	2,583	2,583	—	—

	2,583	2,583	—	—

Total securities other than mortgage-backed securities:
Within 1 year	6,567	6,576	—	—
1 to 5 years	43,158	43,164	6,826	7,419
5 to 10 years	222,037	214,604	21,808	24,264
More than 10 years	4,431	3,808	23,167	25,704

Mortgage-backed securities	1,408,047	1,433,431	230,949	242,584

	$1,684,240	$1,701,583	$282,750	$299,971

Expected maturities may differ from contractual maturities because issuers and borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

UNITED COMMUNITY BANKS, INC. AND SUBSDIARIES

Notes to Consolidated Financial Statements

Note 6 – Loans and Allowance for Loan Losses

Major classifications of loans as of June 30, 2012, December 31, 2011 and June 30, 2011, are summarized as follows (in thousands).

	June 30,	December 31,	June 30,
	2012	2011	2011
Commercial (secured by real estate)	$1,836,477	$1,821,414	$1,741,754
Commercial & industrial	450,222	428,249	428,058
Commercial construction	169,338	164,155	195,190

Total commercial	2,456,037	2,413,818	2,365,002
Residential mortgage	1,128,336	1,134,902	1,177,226
Residential construction	408,966	448,391	501,909
Consumer installment	125,896	112,503	119,310

Total loans	4,119,235	4,109,614	4,163,447
Less allowance for loan losses	112,705	114,468	127,638

Loans, net	$4,006,530	$3,995,146	$4,035,809

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

Changes in the allowance for loan losses for the three and six months ended June 30, 2012 and 2011 are summarized as follows (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Balance beginning of period	$113,601	$133,121	$114,468	$174,695
Provision for loan losses	18,000	11,000	33,000	201,000
Charge-offs:
Commercial (secured by real estate)	4,418	3,433	8,346	52,140
Commercial & industrial	888	604	1,644	4,966
Commercial construction	88	980	452	50,695
Residential mortgage	4,014	4,667	9,781	41,343
Residential construction	9,846	6,769	15,475	99,024
Consumer installment	408	883	1,161	1,979

Total loans charged-off	19,662	17,336	36,859	250,147

Recoveries:
Commercial (secured by real estate)	69	174	300	274
Commercial & industrial	113	81	200	403
Commercial construction	—	111	30	111
Residential mortgage	152	78	544	371
Residential construction	283	140	598	257
Consumer installment	149	269	424	674

Total recoveries	766	853	2,096	2,090

Net charge-offs	18,896	16,483	34,763	248,057

Balance end of period	$112,705	$127,638	$112,705	$127,638

UNITED COMMUNITY BANKS, INC. AND SUBSDIARIES

Notes to Consolidated Financial Statements

The following table presents the balance and activity in the allowance for loan losses by portfolio segment and the recorded investment in loans by portfolio segment based on the impairment method as of June 30, 2012, December 31, 2011 and June 30, 2011 (in thousands).

	Commercial (Secured by Real Estate)	Commercial & Industrial	Commercial Construction	Residential Mortgage	Residential Construction	Consumer Installment	Unallocated	Total
Six Months Ended June 30, 2012
Allowance for loan losses:
Beginning balance	$31,644	$5,681	$6,097	$29,076	$30,379	$2,124	$9,467	$114,468
Charge-offs	(8,346)	(1,644)	(452)	(9,781)	(15,475)	(1,161)	—	(36,859)
Recoveries	300	200	30	544	598	424	—	2,096
Provision	6,288	1,061	4,662	6,471	13,712	1,183	(377)	33,000

Ending balance	$29,886	$5,298	$10,337	$26,310	$29,214	$2,570	$9,090	$112,705

Ending allowance attributable to loans:
Individually evaluated for impairment	$8,544	$753	$2,476	$1,389	$4,188	$20	$—	$17,370
Collectively evaluated for impairment	21,342	4,545	7,861	24,921	25,026	2,550	9,090	95,335

Total ending allowance balance	$29,886	$5,298	$10,337	$26,310	$29,214	$2,570	$9,090	$112,705

Loans:
Individually evaluated for impairment	$130,838	$57,747	$42,833	$19,844	$41,906	$511	$—	$293,679
Collectively evaluated for impairment	1,705,639	392,475	126,505	1,108,492	367,060	125,385	—	3,825,556

Total loans	$1,836,477	$450,222	$169,338	$1,128,336	$408,966	$125,896	$—	$4,119,235

December 31, 2011
Allowance for loan losses:
Ending allowance attributable to loans:
Individually evaluated for impairment	$7,491	$1,117	$236	$2,234	$3,731	$16	$—	$14,825
Collectively evaluated for impairment	24,153	4,564	5,861	26,842	26,648	2,108	9,467	99,643

Total ending allowance balance	$31,644	$5,681	$6,097	$29,076	$30,379	$2,124	$9,467	$114,468

Loans:
Individually evaluated for impairment	$107,831	$57,828	$26,245	$18,376	$46,687	$292	$—	$257,259
Collectively evaluated for impairment	1,713,583	370,421	137,910	1,116,526	401,704	112,211	—	3,852,355

Total loans	$1,821,414	$428,249	$164,155	$1,134,902	$448,391	$112,503	$—	$4,109,614

Six Months Ended June 30, 2011
Allowance for loan losses:
Beginning balance	$31,191	$7,580	$6,780	$22,305	$92,571	$3,030	$11,238	$174,695
Charge-offs	(52,140)	(4,966)	(50,695)	(41,343)	(99,024)	(1,979)	—	(250,147)
Recoveries	274	403	111	371	257	674	—	2,090
Provision	42,671	4,016	51,256	49,063	55,249	498	(1,753)	201,000

Ending balance	$21,996	$7,033	$7,452	$30,396	$49,053	$2,223	$9,485	$127,638

Ending allowance attributable to loans:
Individually evaluated for impairment	$78	$—	$450	$639	$—	$—	$—	$1,167
Collectively evaluated for impairment	21,918	7,033	7,002	29,757	49,053	2,223	9,485	126,471

Total ending allowance balance	$21,996	$7,033	$7,452	$30,396	$49,053	$2,223	$9,485	$127,638

Loans:
Individually evaluated for impairment	$14,780	$—	$1,015	$7,247	$12,611	$—	$—	$35,653
Collectively evaluated for impairment	1,726,974	428,058	194,175	1,169,979	489,298	119,310	—	4,127,794

Total loans	$1,741,754	$428,058	$195,190	$1,177,226	$501,909	$119,310	$—	$4,163,447

In calculating specific reserves, United reviews all loans that are on nonaccrual with a balance of $500,000 or greater for impairment, as well as accruing substandard relationships greater than $2 million and all troubled debt restructurings (“TDRs”). A loan is considered impaired when, based on current events and circumstances, it is probable that all amounts due, according to the contractual terms of the loan, will not be collected. All troubled debt restructurings are considered impaired regardless of accrual status. Impaired loans are measured based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, at the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. Interest payments received on impaired nonaccrual loans are applied as a reduction of the outstanding principal balance. For impaired loans not on nonaccrual status, interest is accrued according to the terms of the loan agreement. Impairment amounts are recorded quarterly and specific reserves are recorded in the allowance for loan losses.

At June 30, 2012, December 31, 2011 and June 30, 2011, loans with a carrying value of $1.61 billion, $1.52 billion and $991 million were pledged as collateral to secure FHLB advances and other contingent funding sources.

UNITED COMMUNITY BANKS, INC. AND SUBSDIARIES

Notes to Consolidated Financial Statements

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

The recorded investments in individually evaluated impaired loans at June 30, 2012, December 31, 2011 and June 30, 2011 were as follows (in thousands).

	June 30,	December 31,	June 30,
	2012	2011	2011
Period-end loans with no allocated allowance for loan losses	$214,808	$188,509	$32,791
Period-end loans with allocated allowance for loan losses	78,871	68,750	2,862

Total	$293,679	$257,259	$35,653

Amount of allowance for loan losses allocated	$17,370	$14,825	$1,167

The average balances of impaired loans and income recognized on impaired loans while they were considered impaired is presented below for the three and six months ended June 30, 2012 and 2011 (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Average balance of individually evaluated impaired loans during period	$287,336	$42,099	$283,981	$68,631
Interest income recognized during impairment	2,421	—	4,688	—
Cash-basis interest income recognized	3,216	—	6,408	—

UNITED COMMUNITY BANKS, INC. AND SUBSDIARIES

Notes to Consolidated Financial Statements

The following table presents loans individually evaluated for impairment by class of loans as of June 30, 2012, December 31, 2011 and June 30, 2011 (in thousands).

	June 30, 2012			December 31, 2011			June 30, 2011
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Commercial (secured by real estate)	$105,788	$95,543	$—	$82,887	$76,215	$—	$19,653	$13,572	$—
Commercial & industrial	81,036	56,036	—	77,628	52,628	—	—	—	—
Commercial construction	22,491	21,372	—	24,927	23,609	—	—	—	—

Total commercial	209,315	172,951	—	185,442	152,452	—	19,653	13,572	—
Residential mortgage	13,994	11,578	—	13,845	10,804	—	10,006	6,608	—
Residential construction	46,589	30,094	—	38,955	25,190	—	27,441	12,611	—
Consumer installment	185	185	—	63	63	—	—	—	—

Total with no related allowance recorded	270,083	214,808	—	238,305	188,509	—	57,100	32,791	—

With an allowance recorded:
Commercial (secured by real estate)	35,348	35,295	8,544	31,806	31,616	7,491	1,398	1,208	78
Commercial & industrial	1,711	1,711	753	5,200	5,200	1,117	—	—	—
Commercial construction	21,461	21,461	2,476	2,636	2,636	236	1,441	1,015	450

Total commercial	58,520	58,467	11,773	39,642	39,452	8,844	2,839	2,223	528
Residential mortgage	8,458	8,266	1,389	7,642	7,572	2,234	639	639	639
Residential construction	11,886	11,812	4,188	21,629	21,497	3,731	—	—	—
Consumer installment	335	326	20	235	229	16	—	—	—

Total with an allowance recorded	79,199	78,871	17,370	69,148	68,750	14,825	3,478	2,862	1,167

Total	$349,282	$293,679	$17,370	$307,453	$257,259	$14,825	$60,578	$35,653	$1,167

There were no loans more than 90 days past due and still accruing interest at June 30, 2012, December 31, 2011 or June 30, 2011. Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually evaluated impaired loans with larger balances.

The following table presents the recorded investment (unpaid principal less amounts charged-off) in nonaccrual loans by loan class as of June 30, 2012, December 31, 2011 and June 30, 2011 (in thousands).

	Nonaccrual Loans
	June 30, 2012	December 31, 2011	June 30, 2011
Commercial (secured by real estate)	$19,115	$27,322	$17,764
Commercial & industrial	34,982	34,613	1,998
Commercial construction	18,175	16,655	2,782

Total commercial	72,272	78,590	22,544
Residential mortgage	16,631	22,358	24,809
Residential construction	25,530	25,523	22,643
Consumer installment	907	1,008	1,069

Total	$115,340	$127,479	$71,065

Balance as a percentage of unpaid principal	68.8%	71.3%	64.5%

UNITED COMMUNITY BANKS, INC. AND SUBSDIARIES

Notes to Consolidated Financial Statements

The following table presents the aging of the recorded investment in past due loans as of June 30, 2012, December 31, 2011 and June 30, 2011 by class of loans (in thousands).

	Loans Past Due				Loans Not
	30 - 59 Days	60 - 89 Days	> 90 Days	Total	Past Due	Total
As of June 30, 2012
Commercial (secured by real estate)	$7,053	$1,342	$11,996	$20,391	$1,816,086	$1,836,477
Commercial & industrial	663	1,496	389	2,548	447,674	450,222
Commercial construction	3,555	133	950	4,638	164,700	169,338

Total commercial	11,271	2,971	13,335	27,577	2,428,460	2,456,037
Residential mortgage	12,636	2,980	6,756	22,372	1,105,964	1,128,336
Residential construction	4,781	1,189	11,096	17,066	391,900	408,966
Consumer installment	971	325	398	1,694	124,202	125,896

Total loans	$29,659	$7,465	$31,585	$68,709	$4,050,526	$4,119,235

As of December 31, 2011
Commercial (secured by real estate)	$8,036	$4,182	$10,614	$22,832	$1,798,582	$1,821,414
Commercial & industrial	3,869	411	407	4,687	423,562	428,249
Commercial construction	166	—	1,128	1,294	162,861	164,155

Total commercial	12,071	4,593	12,149	28,813	2,385,005	2,413,818
Residential mortgage	15,185	4,617	9,071	28,873	1,106,029	1,134,902
Residential construction	3,940	2,636	10,270	16,846	431,545	448,391
Consumer installment	1,534	308	430	2,272	110,231	112,503

Total loans	$32,730	$12,154	$31,920	$76,804	$4,032,810	$4,109,614

As of June 30, 2011
Commercial (secured by real estate)	$6,990	$2,001	$11,605	$20,596	$1,721,158	$1,741,754
Commercial & industrial	1,496	624	809	2,929	425,129	428,058
Commercial construction	930	651	1,985	3,566	191,624	195,190

Total commercial	9,416	3,276	14,399	27,091	2,337,911	2,365,002
Residential mortgage	13,788	3,594	12,678	30,060	1,147,166	1,177,226
Residential construction	2,942	2,242	15,774	20,958	480,951	501,909
Consumer installment	1,234	353	273	1,860	117,450	119,310

Total loans	$27,380	$9,465	$43,124	$79,969	$4,083,478	$4,163,447

As of June 30, 2012 and December 31, 2011, $10.3 million and $8.65 million of specific reserves were allocated to customers whose loan terms have been modified in troubled debt restructurings. There were no specific reserves established for loans considered to be troubled debt restructurings at June 30, 2011. United committed to lend additional amounts totaling up to $490,000, $1.12 million, and $396,000 as of June 30, 2012 and December 31, 2011, and June 30, 2011 respectively, to customers with outstanding loans that are classified as TDRs.

The modification of the terms of the troubled debt restructurings included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date or an extension of the amortization period, any of which are not available in the current market for new debt with similar risk; a permanent reduction of the principal amount; or a restructuring of the borrower’s debt into an A/B note structure.

UNITED COMMUNITY BANKS, INC. AND SUBSDIARIES

Notes to Consolidated Financial Statements

The following table presents additional information on troubled debt restructurings including the number of loan contracts restructured and the pre and post modification recorded investment (dollars in thousands).

	June 30, 2012			December 31, 2011			June 30, 2011
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial (secured by real estate)	96	$87,104	$82,325	74	$70,380	$69,054	31	$24,946	$21,998
Commercial & industrial	29	3,972	3,972	18	806	806	5	156	156
Commercial construction	23	42,796	41,677	11	18,053	18,053	5	9,477	9,477

Total commercial	148	133,872	127,974	103	89,239	87,913	41	34,579	31,631
Residential mortgage	110	17,613	16,950	80	11,943	11,379	29	3,937	3,784
Residential construction	72	25,123	22,178	54	24,921	24,145	46	11,741	10,718
Consumer installment	47	521	511	34	298	293	6	111	111

Total loans	377	$177,129	$167,613	271	$126,401	$123,730	122	$50,368	$46,244

Loans modified under the terms of a TDR during the three and six months ended June 30, 2012 are presented in the table below. In addition, the following table presents loans modified under the terms of a TDR that became 90 days or more delinquent during the three and six months ended June 30, 2012, respectively, that were initially restructured within one year prior to the three and six months ended June 30, 2012, respectively (dollars in thousands).

	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Subsequently Defaulted During the Three Months Ended June 30, 2012
Troubled Debt Restructurings for the Three Months Ended June 30, 2012				Number of Contracts	Recorded Investment
Commercial (secured by real estate)	10	$7,815	$7,728	3	$2,307
Commercial & industrial	7	598	598	1	5
Commercial construction	7	7,702	7,702	—	—

Total commercial	24	16,115	16,028	4	2,312
Residential mortgage	20	5,288	5,112	1	27
Residential construction	20	7,638	6,361	1	121
Consumer installment	8	210	210	1	6

Total loans	72	$29,251	$27,711	7	$2,466

	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Subsequently Defaulted During the Six Months Ended June 30, 2012
Troubled Debt Restructurings for the Six Months Ended June 30, 2012				Number of Contracts	Recorded Investment
Commercial (secured by real estate)	34	$22,914	$21,469	3	$2,307
Commercial & industrial	17	3,322	3,322	2	48
Commercial construction	14	28,483	28,483	2	4,174

Total commercial	65	54,719	53,274	7	6,529
Residential mortgage	44	10,567	10,385	4	400
Residential construction	34	11,389	9,550	4	1,597
Consumer installment	15	270	265	1	6

Total loans	158	$76,945	$73,474	16	$8,532

UNITED COMMUNITY BANKS, INC. AND SUBSDIARIES

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

Watch. Loans in this category are presently protected from apparent loss; however, weaknesses exist that could cause future impairment, including the deterioration of financial ratios, past due status and questionable management capabilities. These loans require more than the ordinary amount of supervision. Collateral values generally afford adequate coverage, but may not be immediately marketable.

Substandard. These loans are inadequately protected by the current net worth and paying capacity of the obligor or by the collateral pledged. Specific and well-defined weaknesses exist that may include poor liquidity and deterioration of financial ratios. The loan may be past due and related deposit accounts experiencing overdrafts. There is the distinct possibility that the Company will sustain some loss if deficiencies are not corrected. If possible, immediate corrective action is taken.

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

As of June 30, 2012, December 31, 2011 and June 30, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands).

	Pass	Watch	Substandard	Doubtful / Loss	Not Rated	Total
As of June 30, 2012
Commercial (secured by real estate)	$1,596,879	$72,067	$167,531	$—	$—	$1,836,477
Commercial & industrial	393,893	4,652	50,899	—	778	450,222
Commercial construction	107,201	6,088	56,049	—	—	169,338

Total commercial	2,097,973	82,807	274,479	—	778	2,456,037
Residential mortgage	999,328	39,105	89,903	—	—	1,128,336
Residential construction	290,808	47,182	70,976	—	—	408,966
Consumer installment	121,153	1,117	3,626	—	—	125,896

Total loans	$3,509,262	$170,211	$438,984	$—	$778	$4,119,235

As of December 31, 2011
Commercial (secured by real estate)	$1,561,204	$89,830	$170,380	$—	$—	$1,821,414
Commercial & industrial	369,343	7,630	50,366	—	910	428,249
Commercial construction	114,817	14,173	35,165	—	—	164,155

Total commercial	2,045,364	111,633	255,911	—	910	2,413,818
Residential mortgage	993,779	42,323	98,800	—	—	1,134,902
Residential construction	312,527	38,386	97,478	—	—	448,391
Consumer installment	107,333	1,411	3,759	—	—	112,503

Total loans	$3,459,003	$193,753	$455,948	$—	$910	$4,109,614

As of June 30, 2011
Commercial (secured by real estate)	$1,508,284	$98,175	$135,295	$—	$—	$1,741,754
Commercial & industrial	404,704	3,682	18,647	—	1,025	428,058
Commercial construction	143,609	17,452	34,129	—	—	195,190

Total commercial	2,056,597	119,309	188,071	—	1,025	2,365,002
Residential mortgage	1,046,255	35,775	95,196	—	—	1,177,226
Residential construction	353,769	51,223	96,917	—	—	501,909
Consumer installment	114,718	608	3,984	—	—	119,310

Total loans	$3,571,339	$206,915	$384,168	$—	$1,025	$4,163,447

UNITED COMMUNITY BANKS, INC. AND SUBSDIARIES

Notes to Consolidated Financial Statements

Note 7 – Foreclosed Property

Major classifications of foreclosed properties at June 30, 2012, December 31, 2011 and June 30, 2011 are summarized as follows (in thousands).

	June 30,	December 31,	June 30,
	2012	2011	2011
Commercial real estate	$11,639	$10,866	$11,944
Commercial construction	2,732	3,336	6,764

Total commercial	14,371	14,202	18,708
Residential mortgage	5,868	7,840	11,346
Residential construction	22,054	29,799	47,916

Total foreclosed property	42,293	51,841	77,970
Less valuation allowance	11,872	18,982	30,386

Foreclosed property, net	$30,421	$32,859	$47,584

Balance as a percentage of original loan unpaid principal	39.3%	35.9%	32.6%

Activity in the valuation allowance for foreclosed property is presented in the following table (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Balance at beginning of period	$17,746	$53,023	$18,982	$16,565
Additions charged to expense	1,008	3,118	3,119	51,703
Direct write downs	(6,882)	(25,755)	(10,229)	(37,882)

Balance at end of period	$11,872	$30,386	$11,872	$30,386

Expenses related to foreclosed assets include (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net (gain) loss on sales	$(269)	$(3,218)	$(176)	$8,802
Provision for unrealized losses	1,008	3,118	3,119	51,703
Operating expenses	1,112	1,991	2,733	6,285

Total foreclosed property expense	$1,851	$1,891	$5,676	$66,790

UNITED COMMUNITY BANKS, INC. AND SUBSDIARIES

Notes to Consolidated Financial Statements

Note 8 – Earnings Per Share

United is required to report on the face of the consolidated statement of operations, earnings (loss) per common share with and without the dilutive effects of potential common stock issuances from instruments such as options, convertible securities and warrants. Basic earnings (loss) per common share is based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per common share. During the three and six months ended June 30, 2012 and 2011, United accrued dividends on preferred stock, including accretion of discounts, as shown in the following table (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Series A - 6% fixed	$3	$4	$6	$7
Series B - 5% fixed until December 6, 2013, 9% thereafter	2,614	2,598	5,222	5,200
Series D - LIBOR plus 9.6875%, resets quarterly	415	414	834	587

Total preferred stock dividends	$3,032	$3,016	$6,062	$5,794

All preferred stock dividends are payable quarterly.

Series B preferred stock was issued at a discount. Dividend amounts shown include discount accretion for each period.

The preferred stock dividends were subtracted from net income (loss) in order to arrive at net income (loss) available to common shareholders. There is no dilution from potentially dilutive securities for the six months ended June 30, 2011, due to the anti-dilutive effect of the net loss for that period.

The following table sets forth the computation of basic and diluted loss per share for the three and six months ended June 30, 2012 and 2011 (in thousands, except per share data).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net income (loss) available to common shareholders	$3,467	$9,012	$11,965	$(231,102)

Weighted average shares outstanding:
Basic	57,840	25,427	57,803	21,965
Effect of dilutive securities
Convertible securities	—	32,116	—	—
Stock options	—	—	—	—
Warrants	—	—	—	—

Diluted	57,840	57,543	57,803	21,965

Earnings (loss) per common share:
Basic	$.06	$.35	$.21	$(10.52)

Diluted	$.06	$.16	$.21	$(10.52)

At June 30, 2012, United had the following potentially dilutive stock options and warrants outstanding: a warrant to purchase 219,908.49 common shares at $61.39 per share issued to the U.S. Treasury in conjunction with the issuance of United’s fixed rate cumulative preferred perpetual stock, Series B; 129,670 common shares issuable upon exercise of warrants attached to trust preferred securities with an exercise price of $100 per share; 502,743 common shares issuable upon exercise of stock options granted to employees with a weighted average exercise price of $97.92; 414,045 shares issuable upon completion of vesting of restricted stock awards; 1,411,765 common shares issuable upon exercise of warrants exercisable at a price equivalent to $21.25 per share granted to Fletcher International Ltd. (“Fletcher”) in connection with a 2010 asset purchase and sale agreement; 2,476,191 common shares issuable upon conversion of preferred stock if Fletcher or its purported assignee exercises its option to purchase $65 million in convertible preferred stock, convertible at $26.25 per share; 1,162,791 common shares issuable upon exercise of warrants, exercisable at a price equivalent to $30.10 per share to be granted to Fletcher or its purported assignee upon exercise of its option to acquire preferred stock; and 1,551,126 common shares issuable upon exercise of warrants owned by Elm Ridge Off Shore Master Fund, Ltd. and Elm Ridge Value Partners, L.P. (collectively, the “Elm Ridge Parties”), exercisable at $12.50 per share.

UNITED COMMUNITY BANKS, INC. AND SUBSDIARIES

Notes to Consolidated Financial Statements

Note 9 – Derivatives and Hedging Activities

Risk Management Objective of Using Derivatives

United is exposed to certain risks arising from both its business operations and economic conditions. United principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. United manages interest rate risk primarily by managing the amount, sources, and duration of its investment securities portfolio and debt funding and through the use of derivative financial instruments. Specifically, United enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. United’s derivative financial instruments are used to manage differences in the amount, timing, and duration of United’s known or expected cash receipts and its known or expected cash payments principally related to United’s loans, wholesale borrowings and deposits.

In conjunction with the FASB’s fair value measurement guidance, United made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

The table below presents the fair value of United’s derivative financial instruments as well as their classification on the consolidated balance sheet as of June 30, 2012, December 31, 2011 and June 30, 2011 (in thousands).

Derivatives accounted for as hedges under ASC 815

		Fair Value
Interest Rate Products	Balance Sheet Location	June 30, 2012	December 31, 2011	June 30, 2011
Asset derivatives	Other assets	$68	$—	$—

Liability derivatives	Other liabilities	$5,987	$422	$—

Derivatives not accounted for as hedges under ASC 815

		Fair Value
Interest Rate Products	Balance Sheet Location	June 30, 2012	December 31, 2011	June 30, 2011
Asset derivatives	Other assets	$155	$—	$—

Liability derivatives	Other liabilities	$155	$—	$—

Derivative contracts that are not accounted for as hedges under ASC 815 are between United and certain commercial loan customers with offsetting positions to dealers under a back-to-back swap program.

Cash Flow Hedges of Interest Rate Risk

United’s objectives in using interest rate derivatives are to add stability to net interest revenue and to manage its exposure to interest rate movements. To accomplish this objective, United primarily uses interest rate swaps as part of its interest rate risk management strategy. At June 30, 2012, United’s interest rate swaps designated as cash flow hedges involve the payment of fixed-rate amounts to a counterparty in exchange for United receiving variable-rate payments over the life of the agreements without exchange of the underlying notional amount. United’s current cash flow hedges are for the purpose of converting variable rate deposits and wholesale borrowings to a fixed rate to protect the company in a rising rate environment. The swaps are forward starting and do not become effective until 2014. At June 30, 2012, United had five swap contracts outstanding with a total notional amount of $400 million that were designated as cash flow hedges. United had no active derivative contracts outstanding at December 31, 2011 or June 30, 2011 that were designated as cash flow hedges of interest rate risk.

UNITED COMMUNITY BANKS, INC. AND SUBSDIARIES

Notes to Consolidated Financial Statements

The effective portion of changes in the fair value of derivatives designated, and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense when the swaps become effective in 2014 as interest payments are made on United’s LIBOR based variable-rate wholesale borrowings and indexed deposit accounts. At June 30, 2012, a portion of the amount included in other comprehensive income represents deferred gains from terminated cash flow hedges where the forecasted hedging transaction is expected to remain effective over the remaining unexpired term of the original contract. Such gains are being deferred and recognized over the remaining life of the contract on a straight line basis. During the three and six months ended June 30, 2012, United accelerated the reclassification of $43,000 and $124,000, respectively, in gains from terminated positions as a result of the forecasted transactions becoming probable not to occur. During the next twelve months, United estimates that an additional $2.23 million of the deferred gains on terminated cash flow hedging positions will be reclassified as an increase to interest revenue.

Fair Value Hedges of Interest Rate Risk

United is exposed to changes in the fair value of certain of its fixed rate obligations due to changes in LIBOR, a benchmark interest rate. United uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the benchmark interest rate. Interest rate swaps designated as fair value hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for United making variable rate payments over the life of the agreements without the exchange of the underlying notional amount. At June 30, 2012, United had seven interest rate swaps with an aggregate notional amount of $104 million that were designated as fair value hedges of interest rate risk. As of June 30, 2011, United had no active derivatives designated as fair value hedges of interest rate risk.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. United includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related derivatives. During the three and six months ended June 30, 2012, United recognized net losses of $223,000 and $189,000, respectively, related to ineffectiveness of the fair value hedging relationships. United also recognized a net reduction of interest expense of $550,000 and $828,000 for the three and six months ended June 30, 2012, related to United’s fair value hedges, which includes net settlements on the derivatives. There were no active fair value hedges during the first six months of 2011.

Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement

The tables below present the effect of United’s derivative financial instruments on the consolidated statement of operations for the three and six months ended June 30, 2012 and 2011.

Derivatives in Fair Value Hedging Relationships (in thousands).

Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative		Amount of Gain (Loss) Recognized in Income on Hedged Item
	2012	2011	2012	2011
Three Months Ended June 30,
Other fee revenue	$2,087	$—	$(2,310)	$—

Six Months Ended June 30,
Other fee revenue	$823	$—	$(1,012)	$—

UNITED COMMUNITY BANKS, INC. AND SUBSDIARIES

Notes to Consolidated Financial Statements

Derivatives in Cash Flow Hedging Relationships (in thousands).

	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)		Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)
	2012	2011	Location	2012	2011
Three Months Ended June 30,
			Interest revenue	$671	$2,589
			Other income	43	2,809

Interest rate products	$(4,855)	$—	Total	$714	$5,398

Six Months Ended June 30,
			Interest revenue	$2,190	$5,512
			Other income	124	4,112

Interest rate products	$(4,855)	$—	Total	$2,314	$9,624

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

Note 10 – Stock-Based Compensation

United has an equity compensation plan that allows for grants of incentive stock options, nonqualified stock options, restricted stock awards (also referred to as “nonvested stock” awards), stock awards, performance share awards or stock appreciation rights. Options granted under the plan can have an exercise price no less than the fair market value of the underlying stock at the date of grant. The general terms of the plan include a vesting period (usually four years) with an exercisable period not to exceed ten years. Certain option and restricted stock awards provide for accelerated vesting if there is a change in control (as defined in the plan). As of June 30, 2012, 1,351,000 additional awards could be granted under the plan. Through June 30, 2012, incentive stock options, nonqualified stock options, restricted stock awards and units and base salary stock grants had been granted under the plan.

The following table shows stock option activity for the first six months of 2012.

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinisic Value ($000)
Outstanding at December 31, 2011	583,647	$94.48
Forfeited	(2,472)	48.22
Expired	(78,432)	73.89

Outstanding at June 30, 2012	502,743	97.92	4.0	$—

Exercisable at June 30, 2012	478,452	101.71	3.8	—

UNITED COMMUNITY BANKS, INC. AND SUBSDIARIES

Notes to Consolidated Financial Statements

The fair value of each option is estimated on the date of grant using the Black-Scholes model. No stock options were granted during the six month periods ended June 30, 2012 or 2011.

Compensation expense relating to stock options of $131,000 and $465,000 was included in earnings for the six months ended June 30, 2012 and 2011, respectively. Deferred tax benefits of $50,000 and $181,000, respectively, were included in the determination of income tax expense for the six month periods ended June 30, 2012 and 2011. The amount of compensation expense for both periods was determined based on the fair value of the options at the time of grant, multiplied by the number of options granted that are expected to vest, which was then amortized over the vesting period. The forfeiture rate for options is estimated to be approximately 3% per year. No options were exercised during the first six months of 2012 or 2011.

The table below presents the activity in restricted stock awards for the first six months of 2012.

Restricted Stock	Shares	Weighted- Average Grant- Date Fair Value
Outstanding at December 31, 2011	414,644	$12.19
Granted	29,491	9.36
Excercised	(18,690)	39.13
Cancelled	(11,400)	10.25

Outstanding at June 30, 2012	414,045	11.43

Vested at June 30, 2012	15,490	35.62

Compensation expense for restricted stock is based on the fair value of restricted stock awards at the time of grant, which is equal to the value of United’s common stock on the date of grant. The value of restricted stock grants that are expected to vest is amortized into expense over the vesting period. For the six months ended June 30, 2012 and 2011, compensation expense of $815,000 and $293,000, respectively, was recognized related to restricted stock awards. The total intrinsic value of the restricted stock was $3.55 million at June 30, 2012.

As of June 30, 2012, there was $3.10 million of unrecognized compensation cost related to non-vested stock options and restricted stock awards granted under the plan. That cost is expected to be recognized over a weighted-average period of 1.93 years. The aggregate grant date fair value of options and restricted stock awards that vested during the six months ended June 30, 2012, was $1.54 million.

Note 11 – Common and Preferred Stock Issued / Common Stock Issuable

United sponsors a Dividend Reinvestment and Share Purchase Plan (“DRIP”) that allows participants who already own United’s common stock to purchase additional shares directly from the company. The DRIP also allows participants to automatically reinvest their quarterly dividends in additional shares of common stock without a commission. The DRIP is currently suspended. United’s 401(k) retirement plan regularly purchases shares of United’s common stock directly from United. In addition, United has an Employee Stock Purchase Program (“ESPP”) that allows eligible employees to purchase shares of common stock at a 5% discount, with no commission charges. For the six months ended June 30, 2012 and 2011, United issued 60,982 and 78,584 shares, respectively, and increased capital by $501,000 and $744,000, respectively, through these programs.

United offers its common stock as an investment option in its deferred compensation plan. The common stock component of the deferred compensation plan is accounted for as an equity instrument and is reflected in the consolidated financial statements as common stock issuable. The deferred compensation plan does not allow for diversification once an election is made to invest in United stock and settlement must be accomplished in shares at the time the deferral period is completed. At June 30, 2012 and 2011, 94,657 and 83,575 shares, respectively, were issuable under the deferred compensation plan.

On February 22, 2011, United entered into a Share Exchange Agreement with the Elm Ridge Parties. Under the Share Exchange Agreement, the Elm Ridge Parties agreed to transfer to United 1,551,126 shares of United’s common stock in exchange for 16,613 shares of United’s cumulative perpetual preferred stock, Series D, and warrants to purchase 1,551,126 common shares with an exercise price of $12.50 per share that expires on August 22, 2013. This exchange transaction did not result in a net increase or decrease to total shareholder’s equity for the year ended December 31, 2011.

UNITED COMMUNITY BANKS, INC. AND SUBSDIARIES

Notes to Consolidated Financial Statements

Note 12 – Assets and Liabilities Measured at Fair Value

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The table below presents United’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2012, December 31, 2011 and June 30, 2011, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands).

	Level 1	Level 2	Level 3	Total
June 30, 2012
Assets
Securities available for sale:
U.S. Government agencies	$—	$43,874	$—	$43,874
State and political subdivisions	—	27,159	—	27,159
Mortgage-backed securities	—	1,433,431	—	1,433,431
Corporate bonds	—	109,688	350	110,038
Asset-backed securities	—	84,498	—	84,498
Other	—	2,583	—	2,583
Deferred compensation plan assets	2,895	—	—	2,895
Derivative financial instruments	—	223	—	223

Total	$2,895	$1,701,456	$350	$1,704,701

Liabilities
Deferred compensation plan liability	$2,895	$—	$—	$2,895
Brokered certificates of deposit	—	102,879	—	102,879
Derivative financial instruments	—	6,142	—	6,142

Total liabilities	$2,895	$109,021	$—	$111,916

	Level 1	Level 2	Level 3	Total
December 31, 2011
Assets
Securities available for sale:
U.S. Government agencies	$—	$43,750	$—	$43,750
State and political subdivisions	—	26,339	—	26,339
Mortgage-backed securities	—	1,609,909	—	1,609,909
Corporate bonds	—	107,328	350	107,678
Other	—	2,371	—	2,371
Deferred compensation plan assets	2,859	—	—	2,859

Total	$2,859	$1,789,697	$350	$1,792,906

Liabilities
Deferred compensation plan liability	$2,859	$—	$—	$2,859
Brokered certificates of deposit	—	13,107	—	13,107
Derivative financial instruments	—	422	—	422

Total liabilities	$2,859	$13,529	$—	$16,388

	Level 1	Level 2	Level 3	Total
June 30, 2011
Assets
Securities available for sale:
U.S. Government agencies	$—	$77,477	$—	$77,477
State and political subdivisions	—	26,772	—	26,772
Mortgage-backed securities	—	1,588,489	4,129	1,592,618
Corporate bonds	—	116,944	350	117,294
Other	—	2,452	—	2,452
Deferred compensation plan assets	3,025	—	—	3,025

Total	$3,025	$1,812,134	$4,479	$1,819,638

Liabilities
Deferred compensation plan liability	$3,025	$—	$—	$3,025

Total liabilities	$3,025	$—	$—	$3,025

UNITED COMMUNITY BANKS, INC. AND SUBSDIARIES

Notes to Consolidated Financial Statements

The following table shows a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs that are classified as Level 3 values (in thousands).

	Securities Available for Sale		Securities Available for Sale
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Balance at beginning of period	$350	$4,784	$350	$5,284
Amounts included in earnings	—	(5)	—	(13)
Paydowns	—	(300)	—	(792)

Balance at end of period	$350	$4,479	$350	$4,479

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

United may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. The table below presents United’s assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2012, December 31, 2011 and June 30, 2011, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands).

	Level 1	Level 2	Level 3	Total
June 30, 2012
Assets
Loans	$—	$—	$160,266	$160,266
Foreclosed properties	—	—	25,253	25,253

Total	$—	$—	$185,519	$185,519

December 31, 2011
Assets
Loans	$—	$—	$133,828	$133,828
Foreclosed properties	—	—	29,102	29,102

Total	$—	$—	$162,930	$162,930

June 30, 2011
Assets
Loans	$—	$—	$27,810	$27,810
Foreclosed properties	—	—	41,922	41,922

Total	$—	$—	$69,732	$69,732

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

UNITED COMMUNITY BANKS, INC. AND SUBSDIARIES

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

The carrying amount and fair values for other financial instruments that are not measured at fair value on a recurring basis in United’s balance sheet at June 30, 2012, December 31, 2011, and June 30, 2011 are as follows (in thousands).

	June 30, 2012
	Carrying	Fair Value Level
	Amount	Level 1	Level 2	Level 3	Total
Assets:
Securities held to maturity	$282,750	$—	$299,971	$—	$299,971
Loans, net	4,006,530	—	—	3,830,187	3,830,187

Liabilities:
Deposits	5,822,467	—	5,863,885	—	5,863,885
Federal Home Loan Bank advances	125,125	—	125,125	—	125,125
Long-term debt	120,265	—	—	114,679	114,679

	December 31, 2011		June 30, 2011
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Assets:
Securities held to maturity	$330,203	$343,531	$371,578	$379,231
Loans, net	3,995,146	3,800,343	4,035,809	3,889,669

Liabilities:
Deposits	6,097,983	6,093,772	6,183,215	6,174,117
Federal Home Loan Bank advances	40,625	43,236	40,625	43,763
Long-term debt	120,225	115,327	150,186	140,771

Note 13 – Reclassification and Reverse Stock Split

Certain 2011 amounts have been reclassified to conform to the 2012 presentation. On June 17, 2011, United completed a 1-for-5 reverse stock split, or recombination, whereby each five shares of United’s common stock was reclassified into one share of common stock and each five shares of United’s non-voting common stock was reclassified into one share of non-voting common stock. All share and per share amounts for all periods presented have been adjusted to reflect the reverse split as though it had occurred prior to the earliest period presented.

Note 14 – Bulk Loan Sale

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

•

the formal investigation by the Securities and Exchange Commission or any penalty, sanction or further restatement of our previously issued financial statements that may result from such investigation;

•	the costs and effects of litigation, examinations, investigations, or similar matters, or adverse facts and developments related thereto, including possible dilution;

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

United is a bank holding company registered with the Board of Governors of the Federal Reserve under the Bank Holding Company Act of 1956 that was incorporated under the laws of the state of Georgia in 1987 and commenced operations in 1988. At June 30, 2012 United had total consolidated assets of $6.74 billion, total loans of $4.12 billion, excluding the loans acquired from Southern Community Bank (“SCB”) that are covered by loss sharing agreements and therefore have a different risk profile. United also had total deposits of $5.82 billion and shareholders’ equity of $576 million.

United’s activities are primarily conducted by its wholly owned Georgia banking subsidiary, United Community Bank (the “Bank”). The Bank’s operations are conducted under a community bank model that operates 27 “community banks” with local bank presidents and boards in north Georgia, the Atlanta, Georgia metropolitan statistical area (the “Atlanta MSA”), the Gainesville, Georgia metropolitan statistical area (the “Gainesville MSA”), coastal Georgia, western North Carolina, and east Tennessee.

Included in management’s discussion and analysis are certain non-GAAP (accounting principles generally accepted in the United States of America (“GAAP”)) performance measures. United’s management believes that non-GAAP performance measures are useful in analyzing United’s financial performance trends and therefore this section will refer to non-GAAP performance measures. A reconciliation of these non-GAAP performance measures to GAAP performance measures is included in the table on page 33.

United reported a net income of $6.50 million for the second quarter of 2012. This compared to net income of $12.0 million for the second quarter of 2011. Diluted earnings per common share was $.06 for the second quarter of 2012, compared to diluted earnings per common share of $.16 for the second quarter of 2011.

For the six months ended June 30, 2012, United reported net income of $18.0 million. This compared to a net loss of $225 million for the first six months of 2011, which reflects the credit losses taken in the first quarter associated with United’s problem asset disposition plan (the “Problem Asset Disposition Plan”). United’s Board of Directors adopted the Problem Asset Disposition Plan in the first quarter of 2011 following a private placement transaction that raised $380 million in new capital (the “Private Placement”). Diluted earnings per common share was $.21 for the six months ended June 30, 2012, compared with a loss per common share of $10.52 for the same period in 2011.

United’s provision for loan losses was $18.0 million for the three months ended June 30, 2012, compared to $11.0 million for the same period in 2011. Net charge-offs for the second quarter of 2012 were $18.9 million, compared to $16.5 million for the second quarter of 2011. For the six months ended June 30, 2012, United’s provision for loan losses was $33.0 million, compared to $201 million for the same period of 2011. Net charge-offs for the first six months of 2012 were $34.8 million, compared to $248 million for the first six months of 2011. During the first quarter of 2011, performing substandard loans with a pre-charge down carrying amount of $166 million and nonperforming loans with a pre-charge down carrying amount of $101 million were collectively written down to the expected sales proceeds of $80.6 million, in conjunction with a bulk loan sale that was part of the Problem Asset Disposition Plan (the “Bulk Loan Sale”). United recognized net charge-offs of $186 million related to the transfer of loans to the held for sale classification in the first quarter. The Bulk Loan Sale was completed on April 18, 2011. Proceeds from the sale were greater than originally estimated, resulting in a reduction of second quarter charge-offs of $7.27 million.

As of June 30, 2012, United’s allowance for loan losses was $113 million, or 2.74% of loans, compared to $128 million, or 3.07% of loans, at June 30, 2011. Nonperforming assets of $146 million, which excludes assets of Southern Community Bank (“SCB”) that are covered by loss sharing agreements with the FDIC, increased to 2.16% of total assets at June 30, 2012 from 1.66% as of June 30, 2011. Nonperforming asset levels are impacted significantly by the inflow of new nonperforming loans and United’s ability to liquidate foreclosed properties. During the third quarter of 2011, United classified its largest lending relationship of $76.6 million, which caused nonperforming assets to increase from 1.66% of total assets at June 30, 2011. Since that time, nonperforming assets have trended down.

Taxable equivalent net interest revenue was $56.8 million for the second quarter of 2012, compared to $58.9 million for the same period of 2011. The decrease in net interest revenue was primarily the result of the lower yield on the securities portfolio, which was significantly impacted by heavy prepayment activity in the mortgage market. Prepayment activity suppressed the securities portfolio yield by accelerating the amortization of bond purchase premiums and the yields at which the proceeds were reinvested fell short of the yields of the bonds they replaced. Average loans for the quarter declined $110 million from the second quarter of 2011. The impact of the decrease in average loan balances was substantially offset by lower deposit rates. Net interest margin increased from 3.41% for the three months ended June 30, 2011 to 3.43% for the same period in 2012. For the six months ended June 30, 2012, taxable equivalent net interest revenue was $116 million, compared to $115 million for the same period of 2011. Net interest margin increased from 3.36% for the six months ended June 30, 2011 to 3.48% for the same period in 2012. Over the past year, United has maintained above normal levels of liquidity.

Operating fee revenue decreased $1.04 million, or 7%, from the second quarter of 2011 and increased $2.50 million, or 10%, from the first six months of 2011. The quarterly decrease was due to a decline in hedge ineffectiveness gains. The second quarter of 2011 included $2.8 million in hedge ineffectiveness gains. In contrast, the second quarter of 2012 included $180,000 in hedge ineffectiveness losses. The year to date increase in operating fee revenue was due to an 81% increase in mortgage loan and related fees as well as a 9% increase in service charges and fees. The increase in service charges and fees is due to new service fees on demand deposit accounts that became effective January 1, 2012. These increases, along with a $2.86 million increase in other fee revenue that resulted mostly from $1.1 million in interest on a prior year Federal tax refund and $728,000 in gains from the sale of state low income housing tax credits that were included in the first quarter of 2012, more than offset the decline in hedge ineffectiveness gains for the period.

For the second quarter of 2012, operating expenses of $44.3 million were down $4.42 million from the second quarter of 2011. Lower salary and employee benefits accounted for $2.14 million of the decrease and lower FDIC assessments and other regulatory charges accounted for $1.10 million of the decrease. For the six months ended June 30, 2012, operating expenses of $91.3 million were down $72.7 million from the same period of 2011. Foreclosed property costs were down $61.1 million from the first six months of 2011, due to the writedowns taken in 2011 associated with the Problem Asset Disposition Plan.

Recent Developments

In the first quarter of 2012, following detailed discussions with the Division of Corporation Finance and the Office of the Chief Accountant of the Securities and Exchange Commission (the “SEC”), United recorded an additional income tax expense of $156.7 million and a charge to other comprehensive income in shareholders’ equity of $10.2 million to establish a full deferred tax asset valuation allowance as of December 31, 2010. Based on these discussions with the SEC, United believes that establishing the full valuation allowance was responsive to the previously disclosed comments made by the SEC regarding United’s net deferred tax assets. As a result of increasing the valuation allowance for its deferred tax assets as of December 31, 2010, United restated its financial statements for the fourth quarter and year ended December 31, 2010 and the first three quarters of 2011, and revised the disclosures contained in its periodic reports filed with the SEC for those periods.

As previously disclosed on United’s Current Report on Form 8-K filed on May 16, 2012, United received from the SEC’s Division of Enforcement a notice of formal investigation that included a subpoena seeking information relating primarily to United’s deferred tax asset valuation allowances, the establishment of which resulted in the restatements described above, and United’s 2009 and 2010 goodwill impairment charges. The notice of investigation stated that it should not be construed as an indication that any violations of law have occurred. United is cooperating fully with the SEC in response to the subpoena.

As previously disclosed on United’s Current Report on Form 8-K filed on July 6, 2012, United has been served with a lawsuit filed by FILB Co-Investments LLC (“FILB”) against United in New York federal court. The lawsuit relates to purported contractual rights that FILB claims were assigned to it by Fletcher International, Ltd (“Fletcher”). United believes the lawsuit is meritless for several reasons, and will defend it aggressively.

The purported assignment to FILB from Fletcher relates to a dispute between those two entities emanating from a redemption request to Fletcher by several investors in one of Fletcher’s funds. That dispute involves judicial proceedings in the Cayman Islands that resulted in the Grand Court of the Cayman Islands ordering the liquidation of a Fletcher fund, with FILB now being managed by a court-appointed liquidator. Fletcher has now filed for bankruptcy protection and is seeking to prevent the liquidation from continuing. United believes that FILB has filed this lawsuit in an attempt to preserve all possible rights, regardless of merit, that might be pursued as a result of the liquidation.

FILB alleges that, among other things, United breached its obligation to deliver 76 shares of preferred stock of United to FILB and that the investment period with respect to FILB’s purportedly assigned right to purchase United’s preferred stock is continuing. FILB also claimed that United’s 2011 reclassification of its common stock in the form of a 1-for-5 reverse stock split, or recombination, should be ignored for purposes of calculating the number of shares of United’s common stock issuable upon the redemption of United’s preferred stock.

United strongly disagrees with each of these claims and fully expects its position to prevail if the litigation proceeds.

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

GAAP Reconciliation and Explanation

This Form 10-Q contains non-GAAP financial measures, which are performance measures determined by methods other than in accordance with GAAP. Such non-GAAP financial measures include, among others the following: taxable equivalent interest revenue, taxable equivalent net interest revenue, tangible book value per share, tangible equity to assets, tangible common equity to assets and tangible common equity to risk-weighted assets. Management uses these non-GAAP financial measures because it believes they are useful for evaluating our operations and performance over periods of time, as well as in managing and evaluating our business and in discussions about our operations and performance. Management believes these non-GAAP financial measures provide users of our financial information with a meaningful measure for assessing our financial results and credit trends, as well as comparison to financial results for prior periods. These non-GAAP financial measures should not be considered as a substitute for operating results determined in accordance with GAAP and may not be comparable to other similarly titled financial measures used by other companies. A reconciliation of these operating performance measures to GAAP performance measures is included in on the table on page 33.

Table 1 - Financial Highlights

Selected Financial Information

						Second
	2012		2011			Quarter	For the Six		YTD
(in thousands, except per share	Second	First	Fourth	Third	Second	2012-2011	Months Ended		2012-2011
data; taxable equivalent)	Quarter	Quarter	Quarter	Quarter	Quarter	Change	2012	2011	Change
INCOME SUMMARY
Interest revenue	$66,780	$70,221	$71,905	$74,543	$76,931		$137,001	$152,896
Interest expense	9,944	11,357	12,855	15,262	17,985		21,301	37,558

Net interest revenue	56,836	58,864	59,050	59,281	58,946	(4)%	115,700	115,338	—%
Provision for loan losses	18,000	15,000	14,000	36,000	11,000		33,000	201,000
Fee revenue	12,867	15,379	12,667	11,498	13,905	(7)	28,246	25,743	10

Total revenue	51,703	59,243	57,717	34,779	61,851		110,946	(59,919)
Operating expenses	44,310	46,955	51,080	46,520	48,728	(9)	91,265	163,999	(44)

Income (loss) before income taxes	7,393	12,288	6,637	(11,741)	13,123		19,681	(223,918)
Income tax expense (benefit)	894	760	(3,264)	(402)	1,095		1,654	1,390

Net income (loss)	6,499	11,528	9,901	(11,339)	12,028	(46)	18,027	(225,308)
Preferred dividends and discount accretion	3,032	3,030	3,025	3,019	3,016		6,062	5,794

Net income (loss) available to common shareholders	$3,467	$8,498	$6,876	$(14,358)	$9,012	(62)	$11,965	$(231,102)

PERFORMANCE MEASURES
Per common share:
Diluted income (loss)	$.06	$.15	$.12	$(.25)	$.16	(63)	$.21	$(10.52)
Book value	6.61	6.68	6.62	6.77	7.11	(7)	6.61	7.11	(7)
Tangible book value (2)	6.48	6.54	6.47	6.61	6.94	(7)	6.48	6.94	(7)
Key performance ratios:
Return on equity (1)(3)	3.51%	8.78%	7.40%	(15.06)%	42.60%		6.12%	(345.86)%
Return on assets (3)	.37	.66	.56	(.64)	.66		.52	(6.16)
Net interest margin (3)	3.43	3.53	3.51	3.55	3.41		3.48	3.36
Efficiency ratio	63.84	63.31	71.23	65.73	66.88		63.56	116.28
Equity to assets	8.33	8.19	8.28	8.55	8.06		8.26	7.11
Tangible equity to assets (2)	8.24	8.08	8.16	8.42	7.93		8.16	7.00
Tangible common equity to assets (2)	5.45	5.33	5.38	5.65	1.37		5.39	2.05
Tangible common equity to risk- weighted assets (2)	8.37	8.21	8.25	8.52	8.69		8.37	8.69
ASSET QUALITY *
Non-performing loans	$115,340	$129,704	$127,479	$144,484	$71,065		$115,340	$71,065
Foreclosed properties	30,421	31,887	32,859	44,263	47,584		30,421	47,584

Total non-performing assets (NPAs)	145,761	161,591	160,338	188,747	118,649		145,761	118,649
Allowance for loan losses	112,705	113,601	114,468	146,092	127,638		112,705	127,638
Net charge-offs	18,896	15,867	45,624	17,546	16,483		34,763	248,057
Allowance for loan losses to loans	2.74%	2.75%	2.79%	3.55%	3.07%		2.74%	3.07%
Net charge-offs to average loans (3)	1.85	1.55	4.39	1.68	1.58		1.70	11.46
NPAs to loans and foreclosed properties	3.51	3.88	3.87	4.54	2.82		3.51	2.82
NPAs to total assets	2.16	2.25	2.30	2.74	1.66		2.16	1.66
AVERAGE BALANCES ($ in millions)
Loans	$4,156	$4,168	$4,175	$4,194	$4,266	(3)	$4,162	$4,432	(6)
Investment securities	2,145	2,153	2,141	2,150	2,074	3	2,149	1,851	16
Earning assets	6,665	6,700	6,688	6,630	6,924	(4)	6,682	6,913	(3)
Total assets	6,993	7,045	7,019	7,000	7,363	(5)	7,019	7,371	(5)
Deposits	5,853	6,028	6,115	6,061	6,372	(8)	5,940	6,465	(8)
Shareholders’ equity	583	577	581	598	594	(2)	580	524	11
Common shares - basic (thousands)	57,840	57,764	57,646	57,599	25,427		57,803	21,965
Common shares - diluted (thousands)	57,840	57,764	57,646	57,599	57,543		57,803	21,965
AT PERIOD END ($ in millions)
Loans *	$4,119	$4,128	$4,110	$4,110	$4,163	(1)	$4,119	$4,163	(1)
Investment securities	1,984	2,202	2,120	2,123	2,188	(9)	1,984	2,188	(9)
Total assets	6,737	7,174	6,983	6,894	7,152	(6)	6,737	7,152	(6)
Deposits	5,822	6,001	6,098	6,005	6,183	(6)	5,822	6,183	(6)
Shareholders’ equity	576	580	575	583	603	(4)	576	603	(4)
Common shares outstanding (thousands)	57,641	57,603	57,561	57,510	57,469		57,641	57,469

(1)	Net loss available to common shareholders, which is net of preferred stock dividends, divided by average realized common equity, which excludes accumulated other comprehensive income (loss).
(2)	Excludes effect of acquisition related intangibles and associated amortization.
(3)	Annualized.
*	Excludes loans and foreclosed properties covered by loss sharing agreements with the FDIC.

Table 1 Continued - Non-GAAP Performance Measures Reconciliation

Selected Financial Information

	2012		2011			For the Six Months Ended
(in thousands, except per share	Second	First	Fourth	Third	Second
data; taxable equivalent)	Quarter	Quarter	Quarter	Quarter	Quarter	2012	2011
Interest revenue reconciliation
Interest revenue - taxable equivalent	$66,780	$70,221	$71,905	$74,543	$76,931	$137,001	$152,896
Taxable equivalent adjustment	(444)	(446)	(423)	(420)	(429)	(890)	(864)

Interest revenue (GAAP)	$66,336	$69,775	$71,482	$74,123	$76,502	$136,111	$152,032

Net interest revenue reconciliation
Net interest revenue - taxable equivalent	$56,836	$58,864	$59,050	$59,281	$58,946	$115,700	$115,338
Taxable equivalent adjustment	(444)	(446)	(423)	(420)	(429)	(890)	(864)

Net interest revenue (GAAP)	$56,392	$58,418	$58,627	$58,861	$58,517	$114,810	$114,474

Total revenue reconciliation
Total operating revenue	$51,703	$59,243	$57,717	$34,779	$61,851	$110,946	$(59,919)
Taxable equivalent adjustment	(444)	(446)	(423)	(420)	(429)	(890)	(864)

Total revenue (GAAP)	$51,259	$58,797	$57,294	$34,359	$61,422	$110,056	$(60,783)

Income (loss) before taxes reconciliation
Income (loss) before taxes	$7,393	$12,288	$6,637	$(11,741)	$13,123	$19,681	$(223,918)
Taxable equivalent adjustment	(444)	(446)	(423)	(420)	(429)	(890)	(864)

Income (loss) before taxes (GAAP)	$6,949	$11,842	$6,214	$(12,161)	$12,694	$18,791	$(224,782)

Income tax (benefit) expense reconciliation
Income tax (benefit) expense	$894	$760	$(3,264)	$(402)	$1,095	$1,654	$1,390
Taxable equivalent adjustment	(444)	(446)	(423)	(420)	(429)	(890)	(864)

Income tax (benefit) expense (GAAP)	$450	$314	$(3,687)	$(822)	$666	$764	$526

Book value per common share reconciliation
Tangible book value per common share	$6.48	$6.54	$6.47	$6.61	$6.94	$6.48	$6.94
Effect of goodwill and other intangibles	.13	.14	.15	.16	.17	.13	.17

Book value per common share (GAAP)	$6.61	$6.68	$6.62	$6.77	$7.11	$6.61	$7.11

Average equity to assets reconciliation
Tangible common equity to assets	5.45%	5.33%	5.38%	5.65%	1.37%	5.39%	2.05%
Effect of preferred equity	2.79	2.75	2.78	2.77	6.56	2.77	4.95

Tangible equity to assets	8.24	8.08	8.16	8.42	7.93	8.16	7.00
Effect of goodwill and other intangibles	.09	.11	.12	.13	.13	.10	.11

Equity to assets (GAAP)	8.33%	8.19%	8.28%	8.55%	8.06%	8.26%	7.11%

Tangible common equity to risk-weighted assets reconciliation
Tangible common equity to risk-weighted assets	8.37%	8.21%	8.25%	8.52%	8.69%	8.37%	8.69%
Effect of other comprehensive income	.28	.10	(.03)	(.29)	(.42)	.28	(.42)
Effect of trust preferred	1.19	1.15	1.18	1.19	1.15	1.19	1.15
Effect of preferred equity	4.35	4.23	4.29	4.33	4.20	4.35	4.20

Tier I capital ratio (Regulatory)	14.19%	13.69%	13.69%	13.75%	13.62%	14.19%	13.62%

Results of Operations

United reported net income of $6.50 million for the second quarter of 2012. This compared to net income of $12.0 million for the same period in 2011. For the second quarter of 2012, diluted earnings per common share was $.06. This compared to diluted earnings per common share of $.16 for the second quarter of 2011. For the six months ended June 30, 2012, United reported net income of $18.0 million compared to a net operating loss of $225 million for the same period in 2011. The loss for the six months ended June 30, 2011 reflects the Board of Directors’ decision in the first quarter of 2011 to adopt the Problem Asset Disposition Plan to quickly dispose of problem assets following United’s private placement at the end of the first quarter. Diluted earnings per common share was $.21 for the six months ended June 30, 2012, compared with a diluted loss per common share of $10.52 for the same period in 2011.

Net Interest Revenue (Taxable Equivalent)

Net interest revenue (the difference between the interest earned on assets and the interest paid on deposits and borrowed funds) is the single largest component of total revenue. United actively manages this revenue source to provide optimal levels of revenue while balancing interest rate, credit and liquidity risks. Taxable equivalent net interest revenue for the three months ended June 30, 2012 was $56.8 million, down $2.11 million, or 4%, from the second quarter of 2011. The decrease in net interest revenue for the second quarter of 2012 compared to the second quarter of 2011 was mostly due to lower yields on the securities and loan portfolios and a smaller balance of interest-earning assets. United continues its intense focus on loan and deposit pricing in an effort to maintain a steady level of net interest revenue.

Average loans decreased $110 million, or 3%, from the second quarter of last year. The decrease in the loan portfolio has begun to stabilize, however there is a high level of competition for quality lending relationships, which continues to put pressure on pricing. While loan balances have declined, United continues to make new loans. During the second quarter of 2012, United funded $86.5 million in new loans, primarily commercial and small business loans in north Georgia, the Atlanta MSA, east Tennessee and coastal Georgia.

Average interest-earning assets for the second quarter of 2012 decreased $259 million, or 4%, from the same period in 2011. Average loans decreased $110 million from the second quarter of 2011 however, this decrease was offset by a $71.6 million increase in average investment securities. The increase in the securities portfolio was due to purchases of floating rate mortgage-backed securities in an effort to temporarily invest excess liquidity, including the proceeds from the new capital raised at the end of the first quarter of 2011. The average yield on interest earning assets for the three months ended June 30, 2012, was 4.03%, down 42 basis points from 4.45% for the same period of 2011. The most significant factors in the lower earning asset yield were the lower average yields on the loan and securities portfolios. For the second quarter of 2012, the yield on total securities decreased 79 basis points from the same period a year ago. The securities portfolio was significantly impacted by heavy prepayment activity in the mortgage market during 2012. Prepayment activity suppressed the securities portfolio yield by accelerating the amortization of bond purchase premiums and the yields at which the proceeds were reinvested fell short of the yields of the bonds they replaced. Partially offsetting the lower loan and securities yields was a higher average yield on other interest-earnings assets due to the use of reverse repurchase agreements including collateral swap transactions where United enters into a repurchase agreement and reverse repurchase agreement simultaneously with the same counterparty subject to a master netting agreement.

Average interest-bearing liabilities decreased $558 million, or 10%, from the second quarter of 2011 due to the rolling off of higher-cost brokered deposits and certificates of deposit as funding needs decreased. The average cost of interest-bearing liabilities for the second quarter of 2012 was .76% compared to 1.24% for the same period of 2011, reflecting United’s ability to reduce deposit pricing. Also contributing to the overall lower rate on interest-bearing liabilities was a shift in the mix of deposits away from more expensive time deposits toward lower-rate transaction deposits.

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

For the three months ended June 30, 2012 and 2011, the net interest spread was 3.27% and 3.21%, respectively, while the net interest margin was 3.43% and 3.41%, respectively.

For the first six months of 2012, net interest revenue was $116 million, an increase of $362,000, or less than 1%, from the first six months of 2011. Average earning assets decreased $231 million, or 3%, during the first six months of 2012 compared to the same period a year earlier. The yield on earning assets decreased 33 basis points from 4.45% for the six months ended June 30, 2011 to 4.12% for the six months ended June 30, 2012 due to declining average loan balances and a declining average loan yield and the abnormally high prepayment activity on mortgage-backed securities in the securities portfolio during 2012. The cost of interest bearing liabilities over the same period decreased 47 basis points. The combined effect of the lower yield on interest-earning assets, which was more than offset by the lower cost of interest-bearing liabilities resulted in the net interest margin increasing 12 basis points from the six months ended June 30, 2011 to the six months ended June 30, 2012.

The following table shows the relationship between interest revenue and expense, and the average amounts of interest-earning assets and interest-bearing liabilities for the three months ended June 30, 2012 and 2011.

Table 2 - Average Consolidated Balance Sheets and Net Interest Analysis

For the Three Months Ended June 30,

	2012			2011
	Average		Avg.	Average		Avg.
(dollars in thousands, taxable equivalent)	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (1)(2)	$4,155,619	$54,296	5.25%	$4,266,211	$60,958	5.73%
Taxable securities (3)	2,121,053	10,800	2.04	2,048,683	14,541	2.84
Tax-exempt securities (1)(3)	24,242	429	7.08	25,044	411	6.56
Federal funds sold and other interest-earning assets	364,099	1,255	1.38	583,832	1,021	.70

Total interest-earning assets	6,665,013	66,780	4.03	6,923,770	76,931	4.45

Non-interest-earning assets:
Allowance for loan losses	(115,955)			(139,744)
Cash and due from banks	51,907			119,801
Premises and equipment	173,792			178,949
Other assets (3)	218,347			280,204

Total assets	$6,993,104			$7,362,980

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW	$1,279,686	503	.16	$1,310,441	1,036	.32
Money market	1,132,548	661	.23	979,432	1,499	.61
Savings	216,175	38	.07	195,946	64	.13
Time less than $100,000	1,183,845	2,520	.86	1,541,909	4,990	1.30
Time greater than $100,000	778,477	2,063	1.07	988,810	3,873	1.57
Brokered time deposits	150,449	490	1.31	473,161	2,132	1.81

Total interest-bearing deposits	4,741,180	6,275	.53	5,489,699	13,594	.99

Federal funds purchased and other borrowings	97,134	904	3.74	103,156	1,074	4.18
Federal Home Loan Bank advances	278,971	390	.56	52,735	570	4.34
Long-term debt	120,256	2,375	7.94	150,178	2,747	7.34

Total borrowed funds	496,361	3,669	2.97	306,069	4,391	5.75

Total interest-bearing liabilities	5,237,541	9,944	.76	5,795,768	17,985	1.24

Non-interest-bearing liabilities:
Non-interest-bearing deposits	1,112,128			882,151
Other liabilities	60,726			91,353

Total liabilities	6,410,395			6,769,272
Shareholders’ equity	582,709			593,708

Total liabilities and shareholders’ equity	$6,993,104			$7,362,980

Net interest revenue		$56,836			$58,946

Net interest-rate spread			3.27%			3.21%

Net interest margin (4)			3.43%			3.41%

(1)

Interest revenue on tax-exempt securities and loans has been increased to reflect comparable interest on taxable securities and loans. The rate used was 39%, reflecting the statutory federal income tax rate and the federal tax adjusted state income tax rate.

(2)	Included in the average balance of loans outstanding are loans where the accrual of interest has been discontinued and loans that are held for sale.
(3)	Securities available for sale are shown at amortized cost. Pretax unrealized gains of $25.7 million in 2012 and $32.2 million in 2011 are included in other assets for purposes of this presentation.
(4)	Net interest margin is taxable equivalent net-interest revenue divided by average interest-earning assets.

The following table shows the relationship between interest revenue and expense, and the average amounts of interest-earning assets and interest-bearing liabilities for the six months ended June 30, 2012 and 2011.

Table 3 - Average Consolidated Balance Sheets and Net Interest Analysis

For the Six Months Ended June 30,

	2012			2011
(dollars in thousands, taxable equivalent)	Average Balance	Interest	Avg. Rate	Average Balance	Interest	Avg. Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (1)(2)	$4,162,030	$110,138	5.32%	$4,431,617	$122,028	5.55%
Taxable securities (3)	2,124,422	23,554	2.22	1,825,322	27,886	3.06
Tax-exempt securities (1)(3)	24,840	839	6.76	25,434	835	6.57
Federal funds sold and other interest-earning assets	371,044	2,470	1.33	630,384	2,147	.68

Total interest-earning assets	6,682,336	137,001	4.12	6,912,757	152,896	4.45

Non-interest-earning assets:
Allowance for loan losses	(116,879)			(154,347)
Cash and due from banks	53,286			127,031
Premises and equipment	174,321			179,150
Other assets (3)	226,013			306,495

Total assets	$7,019,077			$7,371,086

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW	$1,368,900	1,140	.17	$1,341,618	2,360	.35
Money market	1,101,103	1,302	.24	954,128	3,527	.75
Savings	210,789	75	.07	191,708	141	.15
Time less than $100,000	1,227,599	5,546	.91	1,541,130	10,441	1.37
Time greater than $100,000	799,821	4,478	1.13	989,840	8,024	1.63
Brokered time deposits	155,892	1,208	1.56	585,103	4,262	1.47

Total interest-bearing deposits	4,864,104	13,749	.57	5,603,527	28,755	1.03

Federal funds purchased and other borrowings	99,696	1,949	3.93	102,132	2,116	4.18
Federal Home Loan Bank advances	208,672	856	.82	53,923	1,160	4.34
Long-term debt	120,246	4,747	7.94	150,169	5,527	7.42

Total borrowed funds	428,614	7,552	3.54	306,224	8,803	5.80

Total interest-bearing liabilities	5,292,718	21,301	.81	5,909,751	37,558	1.28

Non-interest-bearing liabilities:
Non-interest-bearing deposits	1,076,358			861,864
Other liabilities	70,330			75,083

Total liabilities	6,439,406			6,846,698
Shareholders’ equity	579,671			524,388

Total liabilities and shareholders’ equity	$7,019,077			$7,371,086

Net interest revenue		$115,700			$115,338

Net interest-rate spread			3.31%			3.17%

Net interest margin (4)			3.48%			3.36%

(1)

Interest revenue on tax-exempt securities and loans has been increased to reflect comparable interest on taxable securities and loans. The rate used was 39%, reflecting the statutory federal income tax rate and the federal tax adjusted state income tax rate.

(2)	Included in the average balance of loans outstanding are loans where the accrual of interest has been discontinued and loans that are held for sale.
(3)	Securities available for sale are shown at amortized cost. Pretax unrealized gains of $24.7 million in 2012 and $29.7 million in 2011 are included in other assets for purposes of this presentation.
(4)	Net interest margin is taxable equivalent net-interest revenue divided by average interest-earning assets.

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

Table 4—Change in Interest Revenue and Expense on a Taxable Equivalent Basis

(in thousands)

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	Compared to 2011			Compared to 2011
	Increase (decrease)			Increase (decrease)
	Due to Changes in			Due to Changes in
	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Loans	$(1,549)	$(5,113)	$(6,662)	$(7,247)	$(4,643)	$(11,890)
Taxable securities	498	(4,239)	(3,741)	4,101	(8,433)	(4,332)
Tax-exempt securities	(13)	31	18	(20)	24	4
Federal funds sold and other interest-earning assets	(488)	722	234	(1,137)	1,460	323

Total interest-earning assets	(1,552)	(8,599)	(10,151)	(4,303)	(11,592)	(15,895)

Interest-bearing liabilities:
NOW accounts	(23)	(510)	(533)	47	(1,267)	(1,220)
Money market accounts	205	(1,043)	(838)	475	(2,700)	(2,225)
Savings deposits	6	(32)	(26)	13	(79)	(66)
Time deposits less than $100,000	(999)	(1,471)	(2,470)	(1,856)	(3,039)	(4,895)
Time deposits greater than $100,000	(718)	(1,092)	(1,810)	(1,358)	(2,188)	(3,546)
Brokered deposits	(1,167)	(475)	(1,642)	(3,310)	256	(3,054)

Total interest-bearing deposits	(2,696)	(4,623)	(7,319)	(5,989)	(9,017)	(15,006)

Federal funds purchased & other borrowings	(61)	(109)	(170)	(50)	(117)	(167)
Federal Home Loan Bank advances	675	(855)	(180)	1,227	(1,531)	(304)
Long-term debt	(578)	206	(372)	(1,160)	380	(780)

Total borrowed funds	36	(758)	(722)	17	(1,268)	(1,251)

Total interest-bearing liabilities	(2,660)	(5,381)	(8,041)	(5,972)	(10,285)	(16,257)

Increase (decrease) in net interest revenue	$1,108	$(3,218)	$(2,110)	$1,669	$(1,307)	$362

Provision for Loan Losses

The provision for loan losses is based on management’s evaluation of losses inherent in the loan portfolio and corresponding analysis of the allowance for loan losses at quarter-end. The provision for loan losses was $18.0 million and $33 million for the second quarter and the first six months of 2012, respectively, compared to $11.0 million and $201 million for the same periods in 2011. The amount of provision recorded in each period was the amount required such that the total allowance for loan losses reflected the appropriate balance, in the estimation of management, and was sufficient to cover inherent losses in the loan portfolio. For the three and six months ended June 30, 2012, net loan charge-offs as an annualized percentage of average outstanding loans were 1.85% and 1.70%, compared to 1.58% and 11.46%, respectively, for the same periods in 2011.

As the residential construction and housing markets have struggled, it has been difficult for many builders and developers to produce cash flow needed to service debt from selling lots and houses. This deterioration of the residential construction and housing market was the primary factor that resulted in higher credit losses and increases in non-performing assets over the last four years. Although a majority of the charge-offs have been within the residential construction and development portion of the portfolio, credit quality deterioration migrated to other loan categories as pressure resulting from economic conditions has persisted and unemployment levels have remained high throughout United’s markets. Additional discussion on credit quality and the allowance for loan losses is included in the Asset Quality and Risk Elements section of this report on page 42.

Fee Revenue

Operating fee revenue for the three and six months ended June 30, 2012 was $12.9 million and $28.2 million, respectively, a decrease of $1.04 million, or 7%, compared to second quarter of 2011, and an increase of $2.50 million, or 10%, from the year-to-date period of 2011. The following table presents the components of fee revenue for the second quarters and first six months of 2012 and 2011.

Table 5—Fee Revenue

(in thousands)

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2012	2011	Amount	Percent	2012	2011	Amount	Percent
Overdraft fees	$3,232	$3,657	$(425)	(12)	$6,477	$7,168	$(691)	(10)
Debit card fees	3,242	3,279	(37)	(1)	6,344	5,809	535	9
Other service charges and fees	1,342	672	670	100	2,778	1,351	1,427	106

Service charges and fees	7,816	7,608	208	3	15,599	14,328	1,271	9
Mortgage loan and related fees	2,322	952	1,370	144	4,421	2,446	1,975	81
Brokerage fees	809	691	118	17	1,622	1,368	254	19
Securities gains, net	6,490	783	5,707		7,047	838	6,209
Losses from prepayment of debt	(6,199)	(791)	(5,408)		(6,681)	(791)	(5,890)
Hedge ineffectiveness	(180)	2,809	(2,989)		(65)	4,112	(4,177)
Other	1,809	1,853	(44)	(2)	6,303	3,442	2,861	83

Total fee revenue	$12,867	$13,905	$(1,038)	(7)	$28,246	$25,743	$2,503	10

Service charges and fees of $7.82 million were up $208,000, or 3%, from the second quarter of 2011. For the first six months of 2012, service charges and fees of $15.6 million were up $1.27 million, or 9%, from the same period in 2011. The increase was primarily due to new charges on deposit accounts that more than offset a decline in overdraft fees resulting from decreased utilization of our courtesy overdraft services.

Mortgage loans and related fees for the second quarter and first six months of 2012 were up $1.37 million, or 144%, and $1.98 million, or 81%, respectively, from the same periods in 2011. In the second quarter of 2012, United closed 507 loans totaling $79.8 million compared with 349 loans totaling $50.5 million in the second quarter of 2011. Origination volumes were driven by the changing interest rate environment which had a significant impact on refinancing activity. Year-to-date mortgage production in 2012 amounted to 1,024 loans totaling $161 million, compared to 830 loans totaling $125 million for the same period in 2011.

United recognized net securities gains of $6.49 million and $7.05 million for the three and six months ended June 30, 2012. Net securities gains totaled $783,000 in the second quarter of 2011 and $838,000 for the first six months of 2011. United also recognized charges from the prepayment of Federal Home Loan Bank advances and structured repurchase agreements in the second quarter and first six months of 2012 and 2011. The losses were part of the same balance sheet management activities that resulted in the securities gains. The balance sheet management activities included the sale of $175 million in securities and the prepayment of $75 million in fixed rate borrowings, the effect of which was to reduce sensitivity to rising interest rates and improve the net interest margin. The securities gains and prepayment losses were mostly offsetting and had little net impact on financial results in the periods incurred.

In the second quarter of 2012, United recognized $180,000 in losses from hedge ineffectiveness compared with $2.81 million in gains from hedge ineffectiveness in the second quarter of 2011. For the first six months of 2012, United recognized $65,000 in losses from hedge ineffectiveness compared with $4.11 million in gains for the same period of 2011. Much of the hedge ineffectiveness relates to terminated cash flow hedges where the gains realized on the terminated positions are being deferred over the original term of the derivative instrument. The ineffectiveness, which is caused by a decrease in qualifying prime-based loans, results in the accelerated recognition of the deferred gains. In 2012, a portion of the hedge ineffectiveness gains and losses resulted from ineffectiveness on fair value hedges of brokered deposits. The second quarter of 2012 included $223,000 in hedge ineffectiveness losses on fair value hedges. The first six months of 2012 included $189,000 of net hedge ineffectiveness losses on fair value hedges of brokered deposits.

Other fee revenue of $1.81 million for the second quarter of 2012 was down $44,000, or 2%. For the first six months of 2012, other fee revenue of $6.30 million was up 2.86 million, or 83%, from the same period in 2011. The first quarter of 2012 included $1.1 million in interest received for 2008’s federal tax refund and $728,000 in gains from the sale of low income housing tax credits.

Operating Expenses

The following table presents the components of operating expenses for the three and six months ended June 30, 2012 and 2011.

Table 6—Operating Expenses

(in thousands)

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2012	2011	Amount	Percent	2012	2011	Amount	Percent
Salaries and employee benefits	$24,297	$26,436	$(2,139)	(8)	$49,522	$51,360	$(1,838)	(4)
Communications and equipment	3,211	3,378	(167)	(5)	6,366	6,722	(356)	(5)
Occupancy	3,539	3,805	(266)	(7)	7,310	7,879	(569)	(7)
Advertising and public relations	1,088	1,317	(229)	(17)	1,934	2,295	(361)	(16)
Postage, printing and supplies	916	1,085	(169)	(16)	1,895	2,203	(308)	(14)
Professional fees	1,952	2,350	(398)	(17)	3,927	5,680	(1,753)	(31)
FDIC assessments and other regulatory charges	2,545	3,644	(1,099)	(30)	5,055	9,057	(4,002)	(44)
Amortization of intangibles	730	760	(30)	(4)	1,462	1,522	(60)	(4)
Other	4,181	4,062	119	3	8,118	10,491	(2,373)	(23)

Total excluding foreclosed property expenses	42,459	46,837	(4,378)	(9)	85,589	97,209	(11,620)	(12)
Net (gains) losses on sales of foreclosed properties	(269)	(3,218)	2,949		(176)	8,802	(8,978)
Foreclosed property write downs	1,008	3,118	(2,110)		3,119	51,703	(48,584)
Foreclosed property maintenance expenses	1,112	1,991	(879)	(44)	2,733	6,285	(3,552)	(57)

Total operating expenses	$44,310	$48,728	$(4,418)	(9)	$91,265	$163,999	$(72,734)	(44)

Operating expenses for the second quarter of 2012 totaled $44.3 million, down $4.42 million, or 9%, from the second quarter of 2011. For the six months ended June 30, 2012, operating expenses totaled $91.3 million, down $72.7 million, or 44%, from the same period in 2011. Higher foreclosed property losses incurred in connection with United’s Problem Asset Disposition Plan were reflected in the six months ended June 30, 2011. Excluding foreclosed property costs, total operating expenses were $42.5 million and $85.6 million for the three and six months ended June 30, 2012, down $4.38 million, or 9%, from the second quarter of 2011 and down $11.6 million, or 12%, from a year ago. Decreases in operating expenses occurred in nearly every category reflecting management’s focused efforts in reducing costs and improving operating efficiency.

Salaries and employee benefits for the second quarter of 2012 were $24.3 million, down $2.14 million, or 8%, from the same period of 2011. For the first six months of 2012, salaries and employee benefits of $49.5 million were down $1.84 million, or 4%, from the first six months of 2011. The decrease was due to a combination of reduced staffing, lower group medical insurance costs and a 50% reduction in the matching contribution on United’s 401(k) and profit sharing plan that became effective on April 1, 2012. Headcount totaled 1,614 at June 30, 2012, compared to 1,767 at June 30, 2011.

Occupancy expense of $3.53 million and $7.31 million, respectively, for the second quarter and first six months of 2012 was down $266,000, or 7%, and down $569,000, or 7%, respectively, compared to the same periods of 2011. The decrease was across all subcategories of occupancy expense including building maintenance, insurance and depreciation.

Advertising and public relations expense for the second quarter of 2012 totaled $1.09 million, down $229,000, or 17%, from the second quarter of 2011. For the six months ended June 30, 2012 and 2011, advertising and public relations expense totaled $1.93 million and $2.30 million, respectively. The decrease for both periods is due to efforts to reduce discretionary spending.

Postage, printing and supplies expense for the second quarter of 2012 totaled $916,000, down $169,000, or 16%, from the same period of 2011. For the six months ended June 30, 2012 and 2011, postage, printing and supplies expense totaled $1.90 million and $2.20 million, respectively. The decrease was primarily due to lower office supplies and outside courier expenses.

Professional fees for the second quarter of 2012 of $1.95 million were down $398,000, or 17%, from the same period in 2011. For the six months ended June 30, 2012 professional fees of $3.93 million were down $1.75 million, or 31%, primarily due to professional service costs associated with the Bulk Loan Sale that were incurred in the first quarter of 2011.

FDIC assessments and other regulatory charges of $2.55 million and $5.06 million for the second quarter and first six months of 2012, decreased $1.10 million, or 30%, from the second quarter of 2011 and decreased $4.00 million, or 44%, compared to the first six months of 2011. The FDIC’s change to an asset based formula effective April 1, 2011 was more favorable to United and lowered United’s assessment. United’s assessment rate was reduced further late in the second quarter of 2011.

Other expense of $4.18 million for the second quarter of 2012 increased $119,000 from the second quarter of 2011. Year-to-date, other expense of $8.12 million decreased $2.37 million from the first six months of 2011. The year-to-date decrease was primarily due to $2.60 million of property taxes and other loan collateral costs incurred to prepare loans for the Bulk Loan Sale. The decrease for the quarter was primarily due to lower loan collection costs.

Net gains on sales of foreclosed property totaled $269,000 for the second quarter of 2012, compared to net gains on sale of $3.22 million for the second quarter of 2011. For the six months ended June 30, 2012, net gains on sale were $176,000 compared to net losses on sale of $8.80 million for the same period of the prior year. Foreclosed property write-downs for the second quarter and first six months of 2012 were $1.01 million and $3.12 million compared to $3.12 million and $51.7 million a year ago. The year to date decrease reflected higher write downs in the first half of 2011 on foreclosed properties to expedite sales under the Problem Asset Disposition Plan. Foreclosed property maintenance expenses include legal fees, property taxes, marketing costs, utility services, maintenance and repair charges that totaled $1.11 million and $2.73 million, respectively, for the second quarter and first six months of 2012 compared with $1.99 million and $6.29 million, respectively, a year ago. Foreclosed property costs in general are down in the second quarter from a year ago due to lower balances of foreclosed property after execution of United’s Problem Asset Disposition Plan beginning in the first quarter of 2011.

Income Taxes

Income tax expense for the second quarter of 2012 was $450,000 as compared with income tax expense of $666,000 for the second quarter of 2011, representing an effective tax rate of approximately 6.48% and 5.25%, respectively. Because of the full valuation allowance on United’s net deferred tax asset, United’s tax expense on its pre-tax earnings represents adjustments to its reserve for uncertain tax positions and amounts payable under the Federal Alternative Minimum Tax.

At June 30, 2012, United reported no net deferred tax asset due to a full valuation allowance of $277 million. The Financial Accounting Standard’s Board Accounting Standards Codification (“ASC”) 740, Income Taxes, requires that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. Management considers both positive and negative evidence and analyzes changes in near-term market conditions as well as other factors which may impact future operating results. In making such judgments, significant weight is given to evidence that can be objectively verified. The deferred tax assets are analyzed quarterly for changes affecting realizability. Because management has determined that the objective negative evidence outweighs the positive evidence, management has established a full valuation allowance against its net deferred tax asset.

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

Balance Sheet Review

Total assets at June 30, 2012, December 31, 2011 and June 30, 2011 were $6.74 billion, $6.98 billion and $7.15 billion, respectively. Average total assets for the second quarter of 2012 were $6.99 billion, down from $7.36 billion in the second quarter of 2011.

The following table presents a summary of the loan portfolio.

Table 7—Loans Outstanding (excludes loans covered by loss share agreement)

(in thousands)

	June 30,	December 31,	June 30,
	2012	2011	2011
By Loan Type
Commercial (secured by real estate)	$1,836,477	$1,821,414	$1,741,754
Commercial & industrial	450,222	428,249	428,058
Commercial construction	169,338	164,155	195,190

Total commercial	2,456,037	2,413,818	2,365,002
Residential mortgage	1,128,336	1,134,902	1,177,226
Residential construction	408,966	448,391	501,909
Consumer installment	125,896	112,503	119,310

Total loans	$4,119,235	$4,109,614	$4,163,447

As a percentage of total loans:
Commercial (secured by real estate)	45%	44%	42%
Commercial & industrial	11	10	10
Commercial construction	4	4	5

Total commercial	60	58	57
Residential mortgage	27	28	28
Residential construction	10	11	12
Consumer installment	3	3	3

Total	100%	100%	100%

By Geographic Location
North Georgia	$1,387,204	$1,425,811	$1,499,687
Atlanta MSA	1,252,140	1,219,652	1,188,262
North Carolina	576,141	597,446	626,230
Coastal Georgia	369,280	346,189	325,650
Gainesville MSA	258,916	264,567	274,744
East Tennessee	275,554	255,949	248,874

Total loans	$4,119,235	$4,109,614	$4,163,447

Substantially all of United’s loans are to customers (including customers who have a seasonal residence in United’s market areas) located in the immediate market areas of its community banks in Georgia, North Carolina, and Tennessee, and more than 85% of the loans are secured by real estate. At June 30, 2012, total loans, excluding loans acquired from SCB that are covered by loss sharing agreements with the FDIC, were $4.12 billion, a decrease of $44.2 million, or 1%, from June 30, 2011. The rate of loan growth began to decline in the first quarter of 2007 and the balances have continued to decline over the last four years. The decrease in the loan portfolio began with deterioration in the residential construction and housing markets. This deterioration resulted in part as an oversupply of lot inventory, houses and land within United’s markets, which further slowed construction activities and acquisition and development projects. The resulting recession that began in the housing market led to high rates of unemployment that resulted in stress in the other segments of United’s loan portfolio. Despite the weak economy and lack of loan demand, United has continued to pursue lending opportunities which resulted in $86.5 million in new loans funded during the second quarter of 2012 and net positive loan growth of $9.62 million in the first six months of 2012. The rate of decrease in the loan portfolio dropped significantly following the execution of the Problem Asset Disposition Plan in the first quarter of 2011 and has continued to stabilize resulting in the modest growth in the first half of 2012.

Asset Quality and Risk Elements

United manages asset quality and controls credit risk through review and oversight of the loan portfolio as well as adherence to policies designed to promote sound underwriting and loan monitoring practices. United’s credit administration function is responsible for monitoring asset quality, establishing credit policies and procedures and enforcing the consistent application of these policies and procedures among all of the community banks. Additional information on the credit administration function is included in Item 1 under the heading Loan Review and Non-performing Assets in United’s Annual Report on Form 10-K for the year ended December 31, 2011.

United classifies performing loans as “substandard” when there is a well-defined weakness or weaknesses that jeopardize the repayment by the borrower and there is a distinct possibility that United could sustain some loss if the deficiency is not corrected. The table below presents performing substandard loans for the last five quarters.

Table 8 —Performing Substandard Loans

(in thousands)

	June 30,	March 31,	December 31,	September 30,	June 30,
	2012	2012	2011	2011	2011
By Category
Commercial (sec. by RE)	$148,418	$133,840	$143,058	$134,356	$117,525
Commercial & industrial	15,916	17,217	15,753	24,868	16,645
Commercial construction	37,876	23,256	18,510	26,530	31,347

Total commercial	202,210	174,313	177,321	185,754	165,517
Residential mortgage	73,277	75,736	76,442	76,707	70,396
Residential construction	45,450	64,274	71,955	76,179	74,277
Consumer installment	2,706	2,610	2,751	2,703	2,923

Total	$323,643	$316,933	$328,469	$341,343	$313,113

By Market
North Georgia	$121,358	$131,253	$134,945	$156,063	$140,886
Atlanta MSA	105,647	94,191	99,453	97,906	97,931
North Carolina	38,049	38,792	40,302	36,724	30,202
Coastal Georgia	20,164	19,342	24,985	23,966	22,945
Gainesville MSA	20,524	18,745	17,338	19,615	14,957
East Tennessee	17,901	14,610	11,446	7,069	6,192

Total loans	$323,643	$316,933	$328,469	$341,343	$313,113

At June 30, 2012, performing substandard loans totaled $324 million and increased $6.71 million from the prior quarter-end, and increased $10.5 million from a year ago. The increase from the second quarter of 2011 was primarily in the commercial secured by real estate and commercial construction categories, primarily in the Atlanta MSA, western North Carolina, Gainesville MSA and east Tennessee markets.

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

The following table presents a summary of the changes in the allowance for loan losses for the three and six months ended June 30, 2012 and 2011.

Table 9—Allowance for Loan Losses

(in thousands)

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	2011			2012	2011
		Problem (1)				Problem (1)
		Asset				Asset
		Disposition				Disposition
	Total	Plan	Other	Total	Total	Plan	Other	Total
Balance beginning of period	$113,601			$133,121	$114,468			$174,695
Provision for loan losses	18,000			11,000	33,000			201,000
Charge-offs:
Commercial (secured by real estate)	4,418	$(1,713)	$5,146	3,433	8,346	$44,052	$8,088	52,140
Commercial (commercial and industrial)	888	(116)	720	604	1,644	3,411	1,555	4,966
Commercial construction	88	(1,332)	2,312	980	452	47,237	3,458	50,695
Residential mortgage	4,014	(1,255)	5,922	4,667	9,781	30,139	11,204	41,343
Residential construction	9,846	(2,842)	9,611	6,769	15,475	78,653	20,371	99,024
Consumer installment	408	(11)	894	883	1,161	297	1,682	1,979

Total loans charged-off	19,662	(7,269)	24,605	17,336	36,859	203,789	46,358	250,147

Recoveries:
Commercial (secured by real estate)	69	—	174	174	300	—	274	274
Commercial (commercial and industrial)	113	—	81	81	200	—	403	403
Commercial construction	—	—	111	111	30	—	111	111
Residential mortgage	152	—	78	78	544	—	371	371
Residential construction	283	—	140	140	598	—	257	257
Consumer installment	149	—	269	269	424	—	674	674

Total recoveries	766	—	853	853	2,096	—	2,090	2,090

Net charge-offs	18,896	$(7,269)	$23,752	16,483	34,763	$203,789	$44,268	248,057

Balance end of period	$112,705			$127,638	$112,705			$127,638

Total loans: *
At period-end	$4,119,235			$4,163,447	$4,119,235			$4,163,447
Average	4,112,995			4,196,375	4,115,315			4,364,401
Allowance as a percentage of period-end loans	2.74%			3.07%	2.74			3.07%
As a percentage of average loans:
Net charge-offs	1.85			1.58	1.70			11.46
Provision for loan losses	1.76			1.05	1.61			9.29
Allowance as a percentage of non-performing loans	98			180	98			180

*	Excludes loans covered by loss sharing agreements with the FDIC
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

At June 30, 2012 the allowance for loan losses was $113 million, or 2.74% of loans, compared with $114 million, or 2.79% of loans, at December 31, 2011 and $128 million, or 3.07% of loans, at June 30, 2011. The declining balance of the allowance for loan losses over the last four quarters reflects an overall improving trend in credit quality of the loan portfolio.

Management believes that the allowance for loan losses at June 30, 2012 reflects the losses inherent in the loan portfolio. This assessment involves uncertainty and judgment; therefore, the adequacy of the allowance for loan losses cannot be determined with precision and may be subject to change in future periods. The amount of any changes could be significant if management’s assessment of loan quality or collateral values change substantially with respect to one or more loan relationships or portfolios. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require adjustments to the provision for loan losses in future periods if, in their opinion, the results of their review warrant such additions. See the “Critical Accounting Policies” section for additional information on the allowance for loan losses.

Nonperforming Assets

The table below summarizes nonperforming assets, excluding SCB’s assets covered by the loss-sharing agreement with the FDIC. Those assets have been excluded from nonperforming assets, as the loss-sharing agreement with the FDIC and purchase price adjustments to reflect credit losses effectively eliminate the likelihood of recognizing any losses on the covered assets.

Table 10 — Nonperforming Assets

(in thousands)

	June 30,	December 31,	June 30,
	2012	2011	2011
Nonperforming loans*	$115,340	$127,479	$71,065
Foreclosed properties (OREO)	30,421	32,859	47,584

Total nonperforming assets	$145,761	$160,338	$118,649

Nonperforming loans as a percentage of total loans	2.80%	3.10%	1.71%
Nonperforming assets as a percentage of total loans and OREO	3.51	3.87	2.82
Nonperforming assets as a percentage of total assets	2.16	2.30	1.66

*	There were no loans 90 days or more past due that were still accruing at period end.

At June 30, 2012, nonperforming loans were $115 million, compared to $127 million at December 31, 2011 and $71.1 million at June 30, 2011. Contributing to the increase in the ratio of nonperforming loans to total loans from June 30, 2011 to June 30, 2012 was the classification of United’s largest lending relationship. Nonperforming assets, which include nonperforming loans and foreclosed real estate, totaled $146 million at June 30, 2012, compared with $160 million at December 31, 2011 and $119 million at June 30, 2011. United sold $10.5 million and $19.1 million, respectively, of foreclosed properties during the second quarter and first six months of 2012. Both of these events helped lower the balance of foreclosed properties by 36% compared to June 30, 2011.

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

Table 11—Nonperforming Assets by Quarter (1)

(in thousands)

	June 30, 2012			December 31, 2011			June 30, 2011
	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total
	Loans	Properties	NPAs	Loans	Properties	NPAs	Loans	Properties	NPAs
BY CATEGORY
Commercial (sec. by RE)	$19,115	$10,586	$29,701	$27,322	$9,745	$37,067	$17,764	$6,796	$24,560
Commercial & industrial	34,982	—	34,982	34,613	—	34,613	1,998	—	1,998
Commercial construction	18,175	2,732	20,907	16,655	3,336	19,991	2,782	6,764	9,546

Total commercial	72,272	13,318	85,590	78,590	13,081	91,671	22,544	13,560	36,104
Residential mortgage	16,631	5,591	22,222	22,358	6,927	29,285	24,809	9,056	33,865
Residential construction	25,530	11,512	37,042	25,523	12,851	38,374	22,643	24,968	47,611
Consumer installment	907	—	907	1,008	—	1,008	1,069	—	1,069

Total NPAs	$115,340	$30,421	$145,761	$127,479	$32,859	$160,338	$71,065	$47,584	$118,649

Balance as a % of Unpaid Principal	68.8%	39.3%	59.4%	71.3%	35.9%	59.3%	64.5%	32.6%	46.3%
BY MARKET
North Georgia	$77,332	$13,546	$90,878	$88,600	$15,136	$103,736	$28,117	$21,278	$49,395
Atlanta MSA	17,593	8,651	26,244	14,480	6,169	20,649	14,700	11,239	25,939
North Carolina	10,657	3,287	13,944	15,100	5,365	20,465	15,153	8,953	24,106
Coastal Georgia	5,822	785	6,607	5,248	1,620	6,868	5,357	2,564	7,921
Gainesville MSA	991	2,998	3,989	2,069	3,760	5,829	4,505	3,174	7,679
East Tennessee	2,945	1,154	4,099	1,982	809	2,791	3,233	376	3,609

Total NPAs	$115,340	$30,421	$145,761	$127,479	$32,859	$160,338	$71,065	$47,584	$118,649

(1)	Excludes non-performing loans and foreclosed properties covered by the loss-sharing agreement with the FDIC, related to the acquisition of SCB.

Nonperforming assets in the residential construction category were $37.0 million at June 30, 2012, compared with $47.6 million at June 30, 2011, a decrease of $10.6 million, or 22%. Commercial nonperforming assets increased from $36.1 million at June 30, 2011 to $85.6 million at June 30, 2012. Residential mortgage non-performing assets of $22.2 million decreased $11.6 million from June 30, 2011. The overall increase in nonperforming assets was concentrated in the North Georgia market and is mostly due to placing United’s largest lending relationship on nonaccrual status in the third quarter of 2011. Placing this loan relationship on nonaccrual was also the cause of the increase in commercial nonperforming assets from June 30, 2011.

At June 30, 2012, December 31, 2011, and June 30, 2011 United had $168 million, $124 million and $46.2 respectively, in loans with terms that have been modified in a troubled debt restructuring (“TDR”). Included therein were $26.0 million, $17.9 million and $4.75 million of TDRs that were not performing in accordance with their modified terms and were included in nonperforming loans. The remaining TDRs with an aggregate balance of $142 million, $106 million and $41.5 million, respectively, were performing according to their modified terms and are therefore not considered to be nonperforming assets.

At June 30, 2012, December 31, 2011, and June 30, 2011, there were $294 million, $257 million and $35.7 million, respectively, of loans classified as impaired under the definition outlined in the ASC. Included in impaired loans at June 30, 2012, December 31, 2011 and June 30, 2011, was $215 million, $189 million and $32.8 million, respectively that did not require specific reserves or had previously been charged down to net realizable value. The balance of impaired loans at June 30, 2012, December 31, 2011 and June 30, 2011, of $78.9 million, $68.8 million and $2.86 million, respectively, had specific reserves that totaled $17.4 million, $14.8 million and $1.17 million, respectively. The average recorded investment in impaired loans for the second quarters of 2012 and 2011 was $287 million and $42.1 million, respectively. For the three and six months ended June 30, 2012, United recognized $2.42 and $4.69, respectively, in interest revenue on impaired loans. There was no interest revenue recognized on loans while they were impaired for the first six months of 2011. United’s policy is to discontinue the recognition of interest revenue for loans classified as impaired under ASC 310-10-35, Receivables, when a loan meets the criteria for nonaccrual status. Impaired loans increased from 2011 to 2012 due to the classification and change of accrual status of United’s largest lending relationship and the increase in TDRs which are considered impaired.

The table below summarizes activity in non-performing assets by quarter. Assets covered by loss sharing agreements with the FDIC, related to the acquisition of SCB, are not included in this table.

Table 12—Activity in Nonperforming Assets by Quarter

(in thousands)

	Second Quarter 2012 (1)			Second Quarter 2011 (1)
	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total
	Loans	Properties	NPAs	Loans	Properties	NPAs
Beginning Balance	$129,704	$31,887	$161,591	$83,769	$54,378	$138,147
Loans placed on non-accrual (2)	29,364	—	29,364	35,911	—	35,911
Payments received	(15,027)	—	(15,027)	(7,702)	—	(7,702)
Loan charge-offs	(19,382)	—	(19,382)	(18,888)	—	(18,888)
Foreclosures	(9,319)	9,319	—	(22,025)	22,025	—
Capitalized costs	—	415	415	—	20	20
Note / property sales	—	(10,461)	(10,461)	—	(28,939)	(28,939)
Write downs	—	(1,008)	(1,008)	—	(3,118)	(3,118)
Net gains (losses) on sales	—	269	269	—	3,218	3,218

Ending Balance	$115,340	$30,421	$145,761	$71,065	$47,584	$118,649

	First Six Months 2012 (1)			First Six Months 2011 (1)(2)
	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total
	Loans	Properties	NPAs	Loans	Properties	NPAs
Beginning Balance	$127,479	$32,859	$160,338	$179,094	$142,208	$321,302
Loans placed on non-accrual (2)	61,801	—	61,801	90,641	—	90,641
Payments received	(20,972)	—	(20,972)	(11,252)	—	(11,252)
Loan charge-offs	(34,115)	—	(34,115)	(62,857)	—	(62,857)
Foreclosures	(18,853)	18,853	—	(39,077)	39,077	—
Capitalized costs	—	744	744	—	290	290
Note / property sales	—	(19,092)	(19,092)	(11,400)	(73,486)	(84,886)
Loans transferred to held for sale	—	—	—	(74,084)	—	(74,084)
Write downs	—	(3,119)	(3,119)	—	(51,703)	(51,703)
Net losses on sales	—	176	176	—	(8,802)	(8,802)

Ending Balance	$115,340	$30,421	$145,761	$71,065	$47,584	$118,649

(1)	Excludes non-performing loans and foreclosed properties covered by the loss-sharing agreement with the FDIC, related to the acquisition of SCB.
(2)

The NPA activity shown for the first six months of 2011 is presented with all activity related to loans transferred to the held for sale classification on one line as if those loans were transferred to held for sale at the beginning of the period. During the first quarter of 2011, $27.1 million in loans transferred to held for sale were placed on nonaccrual, $1.1 million in payments were received on nonaccrual loans transferred to held for sale and $66.6 million in charge-offs were recorded on nonaccrual loans transferred to held for sale to mark them down to the expected proceeds from the sale.

Foreclosed property is initially recorded at fair value, less estimated costs to sell. If the fair value, less estimated costs to sell at the time of foreclosure, is less than the loan balance, the deficiency is charged against the allowance for loan losses. If the lesser of fair value, less estimated costs to sell or the listed selling price, less the costs to sell, of the foreclosed property decreases during the holding period, a valuation allowance is established with a charge to foreclosed property expense. When the foreclosed property is sold, a gain or loss is recognized on the sale for the difference between the sales proceeds and the carrying amount of the property. Financed sales of foreclosed property are accounted for in accordance with ASC 360-20, Real Estate Sales.

For the second quarter and first six months of 2012, United transferred $9.32 million and $18.9 million, respectively, of loans into foreclosed property. During the same periods, proceeds from sales of foreclosed property were $10.5 million and $19.1 million, respectively, which includes $2.54 million and $4.47 million of sales that were financed by United, respectively. During the second quarter and first six months of 2011, United transferred $22.0 million and $39.1 million, respectively, of loans into foreclosed property. During the same periods, proceeds from sales of foreclosed properties were $28.9 million and $73.5 million, respectively, which includes $4.63 million and $13.2 million, respectively, of sales that were financed by United. During the first quarter of 2011, United recorded $48.6 million in write-downs on foreclosed property in order to expedite sales in the following quarters as part of its Problem Asset Disposition Plan.

Investment Securities

The composition of the investment securities portfolio reflects United’s investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of revenue. The investment securities portfolio also provides a balance to interest rate risk and credit risk in other categories of the balance sheet while providing a vehicle for the investment of available funds, furnishing liquidity, and supplying securities to pledge as required collateral for certain deposits. Total investment securities at June 30, 2012 decreased $203 million from a year ago.

At June 30, 2012, United had securities held to maturity with a carrying value of $283 million and securities available for sale totaling $1.70 billion. At June 30, 2012, December 31, 2011, and June 30, 2011, the securities portfolio represented approximately 29%, 30%, and 31% of total assets, respectively.

The investment securities portfolio primarily consists of U.S. government sponsored agency mortgage-backed securities, non-agency mortgage-backed securities, U.S. government agency securities, corporate securities, municipal securities and asset-backed securities. Mortgage-backed securities rely on the underlying pools of mortgage loans to provide a cash flow of principal and interest. The actual maturities of these securities will differ from contractual maturities because loans underlying the securities can prepay. Decreases in interest rates will generally cause an acceleration of prepayment levels. In a declining interest rate environment, United may not be able to reinvest the proceeds from these prepayments in assets that have comparable yields. In a rising rate environment, the opposite occurs. Prepayments tend to slow and the weighted average life extends. This is referred to as extension risk which can lead to lower levels of liquidity due to the delay of cash receipts and can result in the holding of a below market yielding asset for a longer period of time.

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

Deposits

United initiated several programs in early 2009 to improve core earnings by growing customer transaction deposit accounts and lowering overall pricing on deposit accounts to improve its net interest margin and increase net interest revenue. The programs were very successful in increasing core transaction deposit accounts and allowing for the reduction of more costly time deposit balances as United’s funding needs decreased due to lower loan demand. United has continued to pursue customer transaction deposits by stressing its high customer satisfaction scores.

Total deposits as of June 30, 2012 were $5.82 billion, a decrease of $361 million from June 30, 2011. Total non-interest-bearing demand deposit accounts of $1.15 billion increased $251 million, or 28%, due to the success of core deposit programs. Also impacted by the programs were NOW, money market and savings accounts of $2.53 billion which increased $39.1 million, or 2%, from June 30, 2011.

Total time deposits, excluding brokered deposits, as of June 30, 2012 were $1.93 billion, down $561 million from June 30, 2011. Time deposits less than $100,000 totaled $1.16 billion, a decrease of $344 million, or 23%, from a year ago. Time deposits of $100,000 and greater totaled $764 million as of June 30, 2012, a decrease of $217 million, or 22%, from June 30, 2011. United continued to offer low rates on certificates of deposit, allowing balances to decline as United’s funding needs declined due to weak loan demand.

Wholesale Funding

The Bank is a shareholder in the Federal Home Loan Bank (“FHLB”) of Atlanta. Through this affiliation, FHLB secured advances totaled $125.1 million and $40.6 million as of June 30, 2012 and 2011, respectively. United anticipates continued use of this short and long-term source of funds. FHLB advances outstanding at June 30, 2012 had fixed interest rates ranging from .21% to .24%. During the second quarter of 2012 and 2011, United prepaid approximately $25.0 million and $14.5 million, respectively, of fixed-rate advances and incurred prepayment charges of $1.72 million and $791,000, respectively. Additional information regarding FHLB advances is provided in Note 11 to the consolidated financial statements included in United’s Annual Report on Form 10-K for the year ended December 31, 2011.

At June 30, 2012 and 2011, United had $53.7 million and $104 million, respectively, in repurchase agreements and other short-term borrowings outstanding. During the second quarter of 2012, United prepaid $50 million in structured repurchase agreements and incurred prepayment charges of $4.48 million. United takes advantage of these additional sources of liquidity when rates are favorable compared to other forms of short-term borrowings, such as FHLB advances and brokered deposits.

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

United’s policy is based on the 12-month impact on net interest revenue of interest rate ramps that increase 200 basis points and decrease 200 basis points from the base scenario. In the ramp scenarios, rates change 25 basis points per month over the initial eight months. The policy limits the change in net interest revenue over the first 12 months to a 10% decrease in either scenario. The policy ramp and base scenarios assume a static balance sheet. Historically low rates on June 30, 2012 and 2011 made use of the down 200 basis points scenario problematic. At June 30, 2012 United’s simulation model indicated that a 200 basis point increase in rates would cause an approximate 1.17% increase in net interest revenue over twelve months, and a 25 basis point decrease would cause an approximate 1.23% decrease in net interest revenue over twelve months. At June 30, 2011, United’s simulation model indicated that a 200 basis point increase in rates would cause an approximate .01% increase in net interest revenue and a 25 basis point decrease in rates over twelve months would cause an approximate .75% increase in net interest revenue.

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

In order to manage its interest rate sensitivity, United periodically enters into off-balance sheet contracts that are considered derivative financial instruments. Derivative financial instruments can be a cost-effective and capital-effective means of modifying the repricing characteristics of on-balance sheet assets and liabilities. These contracts generally consist of interest rate swaps under which United pays a variable rate (or fixed rate, as may be the case) and receives a fixed rate (or variable rate, as may be the case).

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

The following table presents United’s active derivative contracts used for hedging purposes.

Table 13—Derivative Financial Instruments

(in thousands)

Type of Instrument	Hedge Designation	Hedged Item	Current Notional	Trade Date	Effective Date	Maturity Date	Pay Rate	Receive Rate	Fair Value (H)
									Asset	Liability
Receive Fixed Cancellable Swap	Fair Value	Brokered CD	$15,000	10/12/11	11/10/11	11/10/31	3 mo. LIBOR minus 60 bps	(A)	$—	$529
Receive Fixed Cancellable Swap	Fair Value	Brokered CD	17,000	01/19/12	02/17/12	08/17/27	3 mo. LIBOR minus 45 bps	(B)	—	48
Receive Fixed Cancellable Swap	Fair Value	Brokered CD	17,000	02/14/12	02/27/12	08/27/27	3 mo. LIBOR minus 45 bps	(C)	—	62
Receive Fixed Cancellable Swap	Fair Value	Brokered CD	15,500	03/05/12	03/23/12	09/23/27	3 mo. LIBOR minus 45 bps	(D)	—	66
Receive Fixed Cancellable Swap	Fair Value	Brokered CD	14,000	04/04/12	04/25/12	10/25/27	3 mo. LIBOR minus 40 bps	3.00000%	68	—
Receive Fixed Cancellable Swap	Fair Value	Brokered CD	12,500	05/16/12	06/08/12	06/08/32	3 mo. LIBOR minus 43 bps	(E)	—	180
Receive Fixed Cancellable Swap	Fair Value	Brokered CD	13,000	06/12/12	06/28/12	06/28/32	3 mo. LIBOR minus 38.5 bps	(F)	—	247
Pay Fixed Swap	Cash Flow	Short-Term, Fixed Rate Debt	50,000	04/02/12	04/07/14	04/07/17	1.69500%	3 mo. LIBOR	—	839
Pay Fixed Swap	Cash Flow	Short-Term, Fixed Rate Debt	50,000	04/02/12	04/21/14	04/21/17	1.72125%	3 mo. LIBOR	—	854
Pay Fixed Swap	Cash Flow	Short-Term, Fixed Rate Debt	100,000	04/10/12	03/03/14	03/01/17	1.43750%	3 mo. LIBOR	—	1,027
Pay Fixed Swap	Cash Flow	Money Market Deposts	100,000	05/02/12	05/01/14	05/01/19	1.88750%	1 mo. LIBOR	—	1,952
Pay Fixed Swap	Cash Flow	Money Market Deposts	100,000	05/31/12	07/01/14	07/01/18	1.39250%	1 mo. LIBOR	—	183

Total Hedging Positions			$504,000						$68	$5,987

(A)

Receive rate is fixed at 5.00% to November 10, 2012, then 4 * ((10-year Constant Maturity Swap rate—2-year Constant Maturity Swap rate)—50 basis points), capped at 5.00% and floored at 0.00%. Swap is callable by counterparty on November 10, 2012 and quarterly thereafter on the 10th with 15 calendar days notice.

(B)

Receive rate is fixed according to the following schedule: From 2/17/12 to 2/17/20: 2.25%; From 2/17/20 to 2/17/22: 2.30%; From 2/17/22 to 2/17/23: 3.00%; From 2/17/23 to 2/17/24: 4.00%; From 2/17/24 to 2/17/25: 7.00%; From 2/17/25 to 8/17/27: 10.00%. Swap is callable by counterparty quarterly commencing on May 17, 2012 with 20 business days notice prior to the redemption date.

(C)

Receive rate is fixed according to the following schedule: From 2/27/12 to 2/27/18: 2.00%; From 2/27/18 to 2/27/22: 2.50%; From 2/27/22 to 2/27/23: 3.00%; From 2/27/23 to 2/27/24: 4.00%; From 2/27/24 to 2/27/25: 7.00%; From 2/27/25 to 8/27/27: 10.00%. Swap is callable by counterparty semi-annually commencing on August 27, 2012 with 25 business days notice prior to the redemption date.

(D)

Receive rate is fixed according to the following schedule: From 3/23/12 to 3/23/17: 2.25%; From 3/23/17 to 3/23/20: 2.38%; From 3/23/20 to 3/23/23: 2.50%; From 3/23/23 to 3/23/24: 3.00%; From 3/23/24 to 3/23/25: 4.00%; From 3/23/25 to 3/23/26: 6.00%; From 3/23/26 to 9/23/27: 10.00%. Swap is callable by counterparty at any time commencing on September 24, 2012 with 15 calendar days notice prior to the redemption date.

(E)

Receive rate is fixed according to the following schedule: From 6/8/12 to 6/8/17: 2.25%; From 6/8/17 to 6/8/22: 2.70%; From 6/8/22 to 6/8/27: 3.20%; From 6/8/27 to 6/8/28: 4.00%; From 6/8/28 to 6/8/29: 5.00%; From 6/8/29 to 6/8/30: 6.00%; From 6/8/30 to 6/8/31: 8.00%; From 6/8/31 to 6/8/32: 10.00%. Swap is callable by counterparty at any time commencing on December 8, 2012 with 15 calendar days notice prior to the redemption date.

(F)

Receive rate is fixed according to the following schedule: From 6/28/12 to 6/28/17: 2.30%; From 6/28/17 to 6/28/22: 2.50%; From 6/28/22 to 6/28/27: 3.00%; From 6/28/27 to 6/28/28: 4.00%; From 6/28/28 to 6/28/29: 5.00%; From 6/28/29 to 6/28/30: 6.00%; From 6/28/30 to 6/28/31: 8.00%; From 6/28/31 to 6/28/32: 10.00%. Swap is callable by counterparty at any time commencing on December 28, 2012 with 15 calendar days notice prior to the redemption date.

(H)	Fair value does not include accrued interest

From time to time, United will terminate swap or floor positions when conditions change and the position is no longer necessary to manage United’s overall sensitivity to changes in interest rates. In those situations where the terminated contract was in an effective hedging relationship at the time of termination and the hedging relationship is expected to remain effective throughout the original term of the contract, the resulting gain or loss is amortized over the remaining life of the original contract. For swap contracts, the gain or loss is amortized over the remaining original contract term using the straight line method of amortization. At June 30, 2012, United had $2.30 million in gains from terminated derivative positions included in other comprehensive income that will be amortized into earnings over their remaining original contract terms. Approximately $2.23 million is expected to be reclassified into interest revenue over the next twelve months.

United’s policy requires all non-customer facing derivative financial instruments be used only for asset/liability management through the hedging of specific transactions or positions, and not for trading or speculative purposes. Management believes that the risk associated with using derivative financial instruments to mitigate interest rate risk sensitivity is minimal and should not have any material unintended effect on our financial condition or results of operations. In order to mitigate potential credit risk, from time to time United may require the counterparties to derivative contracts to pledge securities as collateral to cover the net exposure.

Liquidity Management

The objective of liquidity management is to ensure that sufficient funding is available, at a reasonable cost, to meet the ongoing operational cash needs and to take advantage of revenue producing opportunities as they arise. While the desired level of liquidity will vary depending upon a variety of factors, it is the primary goal of United to maintain a sufficient level of liquidity in all expected economic environments. Liquidity is defined as the ability to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management involves maintaining United’s ability to meet the daily cash flow requirements of the Bank’s customers, both depositors and borrowers. In addition, because United is a separate entity and apart from the Bank, it must provide for its own liquidity. United is responsible for the payment of dividends declared for its common and preferred shareholders, and interest and principal on any outstanding debt or trust preferred securities.

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

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and the maturities and sales of securities, as well as the ability to use these as collateral for borrowings on a secured basis. We also maintain excess funds in short-term interest-bearing assets that provide additional liquidity. Mortgage loans held for sale totaled $18.6 million at June 30, 2012, and typically turn over every 45 days as the closed loans are sold to investors in the secondary market. In addition, at June 30, 2012 United held $646 million in excess liquidity including $94.5 million in cash equivalent balances, primarily balances in excess of reserve requirements at the Federal Reserve Bank and $442 million in floating rate securities.

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

At June 30, 2012, United had sufficient qualifying collateral to increase FHLB advances by $629 million and Federal Reserve discount window capacity of $478 million. United also has the ability to raise substantial funds through brokered deposits. In addition to these wholesale sources, United has the ability to attract retail deposits at any time by competing more aggressively on pricing.

As disclosed in United’s consolidated statement of cash flows, net cash provided by operating activities was $92.3 million for the six months ended June 30, 2012. The net income of $18.0 million for the six month period included non-cash expenses for the provision for loan losses of $33.0 million; depreciation, amortization and accretion of $16.5 million and losses and write downs on foreclosed property of $2.94 million. In addition, other assets decreased $22.8 million. Net cash provided by investing activities of $85.2 million consisted primarily of the proceeds from sales, maturities and calls of securities totaling $707 million partially offset by securities purchases of $581 million, a net increase in loans of 58.8 million, and purchases of premises and equipment of $2.58 million. Net cash used in financing activities of $251 million consisted primarily of a $276 million decrease in deposits partially offset by a net increase of $28.9 million in wholesale borrowings. In the opinion of management, United’s liquidity position at June 30, 2012, was sufficient to meet its expected cash flow requirements.

Capital Resources and Dividends

Shareholders’ equity at June 30, 2012 was $576 million, an increase of $509,000 from December 31, 2011. Accumulated other comprehensive loss, which includes unrealized gains and losses on securities available for sale and the unrealized gains and losses on derivatives qualifying as cash flow hedges, is excluded in the calculation of regulatory capital adequacy ratios. Excluding the change in the accumulated other comprehensive income, shareholders’ equity increased $14.3 million from December 31, 2011.

United accrued $3.03 million and $6.06 million, respectively, in dividends, including accretion of discounts, on Series A, Series B and Series D preferred stock in the second quarter and first six months of 2012.

United granted a warrant to Fletcher to purchase common stock equivalent junior preferred stock that would be convertible into 1,411,765 common shares exercisable at a price equivalent to $21.25 per share. United has received purported partial warrant exercise notices from Fletcher with respect to its warrants that include incorrect calculations of the number of settlement shares Fletcher would receive upon exercise. On June 17, 2011, United completed a reclassification of its common stock in the form of 1-for-5 reverse stock split, or recombination. United believes that any current exercise of Fletcher’s warrant would not result in the issuance of any settlement shares because the warrant may only be exercised for net shares via a cashless exercise formula, and the reverse stock split-adjusted market price component of that formula does not exceed the exercise price to yield any net shares. United has responded to Fletcher with United’s calculations related to the warrant.

In addition, in the lawsuit filed by FILB related to purported contractual rights that FILB claims were assigned to it by Fletcher, FILB alleges, like Fletcher, that United’s 2011 reclassification of its common stock should be ignored for purposes of calculating the number of shares United’s common stock issuable upon the redemption of United’s preferred stock and thus result in increasing the number of shares of United common stock that FILB could otherwise obtain. United believes the lawsuit is meritless for several reasons, and will defend it aggressively.

In November 2011, United entered into an informal memorandum of understanding with the Federal Reserve Bank and the Georgia Department of Banking and Finance (the “Holding Company MOU”). The Holding Company MOU provides, that United may not incur additional indebtedness, pay cash dividends, make payments on our trust preferred securities or subordinated indebtedness or repurchase outstanding stock without prior approval of the Federal Reserve. Additionally, the Holding Company MOU requires, among other things, that United ensures that the Bank functions in a safe and sound manner. United believes it is in compliance with all requirements of the Holding Company MOU.

The Bank is currently subject to the Bank MOU which requires, among other things, that the Bank maintain its Tier 1 leverage ratio at not less than 8% and its total risk-based capital ratio at not less than 10% during the life of the Bank MOU. Additionally, the Bank MOU requires, among other things, that prior to declaring or paying any cash dividends to United, the Bank must obtain the written consent of its regulators. The Bank believes it is in compliance with all requirements of the Bank MOU.

United’s common stock trades on the Nasdaq Global Select Market under the symbol “UCBI”. Below is a quarterly schedule of high, low and closing stock prices and average daily volume for 2012 and 2011.

Table 14—Stock Price Information

	2012				2011
	High	Low	Close	Avg Daily Volume	High	Low	Close	Avg Daily Volume
First quarter	$10.30	$6.37	$9.75	142,987	$11.85	$5.95	$11.65	227,321
Second quarter	9.77	7.76	8.57	145,132	14.65	9.80	10.56	139,741
Third quarter					11.33	7.67	8.49	214,303
Fourth quarter					8.90	6.22	6.99	202,024

*	The stock price information shown above has been adjusted to reflect United’s 1-for-5 reverse stock split as though it had occurred at the beginning of the earliest reported period.

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

The following table shows United’s capital ratios, as calculated under regulatory guidelines, at June 30, 2012, December 31, 2011 and June 30, 2011.

Table 15—Capital Ratios

(dollars in thousands)

	Regulatory		United Community Banks, Inc. (Consolidated)			United Community Bank
	Guidelines
		Well	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,
	Minimum	Capitalized	2012	2011	2011	2012	2011	2011
Risk-based ratios:
Tier I capital	4.0%	6.0%	14.19%	13.69%	13.62%	14.30%	13.60%	13.33%
Total capital	8.0	10.0	15.93	15.41	16.16	15.56	14.87	15.12
Leverage ratio	3.0	5.0	9.09	8.83	8.52	9.16	8.78	8.35

Tier I capital			$634,811	$618,695	$626,485	$638,823	$614,532	$613,016
Total capital			712,422	696,881	742,930	695,369	671,718	695,358

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

There have been no material changes in United’s quantitative and qualitative disclosures about market risk as of June 30, 2012 from that presented in the Annual Report on Form 10-K for the year ended December 31, 2011. The interest rate sensitivity position at June 30, 2012 is included in management’s discussion and analysis on page 48 of this report.

Item 4. Controls and Procedures

United’s management, including the Chief Executive Officer and Chief Financial Officer, supervised and participated in an evaluation of the Company’s disclosure controls and procedures as of June 30, 2012. Based on, and as of the date of that evaluation, United’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective in accumulating and communicating information to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures of that information under the Securities and Exchange Commission’s rules and forms and that the disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports that are filed or submitted by United under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no significant changes in the internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part II. Other Information

Item 1. Legal Proceedings

In the ordinary course of operations, United and the Bank are defendants in various legal proceedings. Additionally, in the ordinary course of business, United and the Bank are subject to regulatory examinations and investigations. Based on our current knowledge and advice of counsel, in the opinion of management there is no such pending or threatened legal matter in which an adverse decision could result in a material adverse change in the consolidated financial condition or results of operations of United.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in United’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds – None

Item 3. Defaults upon Senior Securities – None

Item 4. Mine Safety Disclosures—None

Item 5. Other Information – None

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification by Jimmy C. Tallent, President and Chief Executive Officer of United Community Banks, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Rex S. Schuette, Executive Vice President and Chief Financial Officer of United Community Banks, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: August 7, 2012