Form 10-Q
period 2012-09-30
UNITED COMMUNITY BANKS INC
filed 2012-11-07
CIK 857855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

Common stock, par value $1 per share 42,403,765 shares voting and 15,316,794 shares non-voting outstanding as of October 31, 2012.

Part I – Financial Information

Item 1 – Financial Statements

UNITED COMMUNITY BANKS, INC.

Consolidated Statement of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2012	2011	2012	2011
Interest revenue:
Loans, including fees	$53,868	$59,294	$163,805	$181,359
Investment securities, including tax exempt of $225, $244, $737 and $754	10,706	14,568	34,772	42,964
Federal funds sold, reverse repurchase agreements, securities lending, commercial paper and deposits in banks	985	261	3,093	1,832

Total interest revenue	65,559	74,123	201,670	226,155

Interest expense:
Deposits:
NOW	447	831	1,587	3,191
Money market	599	1,129	1,901	4,656
Savings	37	52	112	193
Time	4,612	9,086	15,844	31,813

Total deposit interest expense	5,695	11,098	19,444	39,853
Federal funds purchased, repurchase agreements and other short-term borrowings	514	1,081	2,463	3,197
Federal Home Loan Bank advances	26	441	882	1,601
Long-term debt	2,372	2,642	7,119	8,169

Total interest expense	8,607	15,262	29,908	52,820

Net interest revenue	56,952	58,861	171,762	173,335
Provision for loan losses	15,500	36,000	48,500	237,000

Net interest revenue after provision for loan losses	41,452	22,861	123,262	(63,665)

Fee revenue:
Service charges and fees	7,696	7,534	23,295	21,862
Mortgage loan and other related fees	2,800	1,148	7,221	3,594
Brokerage fees	709	836	2,331	2,204
Securities gains, net	—	—	7,047	838
Loss from prepayment of debt	—	—	(6,681)	(791)
Other	2,559	1,980	8,797	9,534

Total fee revenue	13,764	11,498	42,010	37,241

Total revenue	55,216	34,359	165,272	(26,424)

Operating expenses:
Salaries and employee benefits	22,918	25,262	72,440	76,622
Communications and equipment	3,254	3,284	9,620	10,006
Occupancy	3,539	3,794	10,849	11,673
Advertising and public relations	934	1,052	2,868	3,347
Postage, printing and supplies	954	1,036	2,849	3,239
Professional fees	2,180	2,051	6,107	7,731
Foreclosed property	3,706	2,813	9,382	69,603
FDIC assessments and other regulatory charges	2,537	2,603	7,592	11,660
Amortization of intangibles	728	748	2,190	2,270
Other	4,033	3,877	12,151	14,368

Total operating expenses	44,783	46,520	136,048	210,519

Net income (loss) before income taxes	10,433	(12,161)	29,224	(236,943)
Income tax (benefit) expense	(135)	(822)	629	(296)

Net income (loss)	10,568	(11,339)	28,595	(236,647)
Preferred stock dividends and discount accretion	3,041	3,019	9,103	8,813

Net income (loss) available to common shareholders	$7,527	$(14,358)	$19,492	$(245,460)

Earnings (loss) per common share - Basic / Diluted	$.13	$(.25)	$.34	$(7.23)
Weighted average common shares outstanding - Basic / Diluted	57,880	57,599	57,826	33,973

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC.

Consolidated Statement of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2012	2011	2012	2011
Net income (loss)	$10,568	$(11,339)	$28,595	$(236,647)
Other comprehensive income (loss):
Unrealized gains (losses) on available for sale securities:
Unrealized holding gains (losses) arising during period	5,813	(2,852)	6,737	7,156
Reclassification adjustment for gains included in net income	—	—	(7,047)	(838)
Amortization of gains included in net income (loss) on available for sale securities transferred to held to maturity	(499)	(563)	(1,312)	(1,730)
Amortization of gains included in net income (loss) on derivative financial instruments accounted for as cash flow hedges	(763)	(2,948)	(3,077)	(12,570)
Unrealized losses on derivative financial instruments accounted for as cash flow hedges	(3,943)	—	(8,798)	—
Amortization of prior service cost and actuarial losses included in net periodic pension cost for defined benefit pension plans	154	—	462	—

Total other comprehensive income (loss)	762	(6,363)	(13,035)	(7,982)

Comprehensive income (loss)	$11,330	$(17,702)	$15,560	$(244,629)

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC.

Consolidated Balance Sheet

(in thousands, except share and per share data)	September 30, 2012	December 31, 2011	September 30, 2011
	(unaudited)	(audited)	(unaudited)
ASSETS
Cash and due from banks	$57,270	$53,807	$57,780
Interest-bearing deposits in banks	119,355	139,609	241,440
Federal funds sold, reverse repurchase agreements, securities lending, commercial paper and short-term investments	45,000	185,000	—

Cash and cash equivalents	221,625	378,416	299,220
Securities available for sale	1,761,994	1,790,047	1,769,083
Securities held to maturity (fair value $281,336, $343,531 and $369,020)	262,648	330,203	353,739
Mortgage loans held for sale	30,571	23,881	22,050
Loans, net of unearned income	4,137,845	4,109,614	4,109,875
Less allowance for loan losses	(107,642)	(114,468)	(146,092)

Loans, net	4,030,203	3,995,146	3,963,783
Assets covered by loss sharing agreements with the FDIC	53,070	78,145	83,623
Premises and equipment, net	170,532	175,088	176,839
Bank owned life insurance	81,574	80,599	80,452
Accrued interest receivable	19,133	20,693	19,744
Goodwill and other intangible assets	6,237	8,428	9,175
Foreclosed property	26,958	32,859	44,263
Other assets	34,690	69,915	72,302

Total assets	$6,699,235	$6,983,420	$6,894,273

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand	$1,210,703	$992,109	$966,452
NOW	1,184,341	1,509,896	1,299,512
Money market	1,126,312	1,038,778	1,030,370
Savings	222,431	199,007	200,231
Time:
Less than $100,000	1,123,672	1,332,394	1,393,559
Greater than $100,000	731,766	847,152	905,183
Brokered	223,474	178,647	209,998

Total deposits	5,822,699	6,097,983	6,005,305
Federal funds purchased, repurchase agreements, and other short-term borrowings	53,243	102,577	102,883
Federal Home Loan Bank advances	50,125	40,625	40,625
Long-term debt	120,285	120,225	120,206
Unsettled securities purchases	24,319	10,325	10,585
Accrued expenses and other liabilities	43,309	36,199	31,302

Total liabilities	6,113,980	6,407,934	6,310,906

Shareholders’ equity:
Preferred stock, $1 par value; 10,000,000 shares authorized;
Series A; $10 stated value; 21,700 shares issued and outstanding	217	217	217
Series B; $1,000 stated value; 180,000 shares issued and outstanding	178,183	177,092	176,739
Series D; $1,000 stated value; 16,613 shares issued and outstanding	16,613	16,613	16,613
Common stock, $1 par value; 100,000,000 shares authorized; 42,393,319, 41,647,100 and 41,595,692 shares issued and outstanding	42,393	41,647	41,596
Common stock, non-voting, $1 par value; 30,000,000 shares authorized; 15,316,794, 15,914,209 and 15,914,209 shares issued and outstanding	15,317	15,914	15,914
Common stock issuable; 129,270, 93,681 and 88,501 shares	3,247	3,233	3,590
Capital surplus	1,056,998	1,054,940	1,053,565
Accumulated deficit	(711,369)	(730,861)	(737,736)
Accumulated other comprehensive (loss) income	(16,344)	(3,309)	12,869

Total shareholders’ equity	585,255	575,486	583,367

Total liabilities and shareholders’ equity	$6,699,235	$6,983,420	$6,894,273

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC.

Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

For the Nine Months Ended September 30,

	Preferred Stock					Common Stock	Non-Voting Common Stock	Common Stock Issuable	Capital Surplus	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
(in thousands, except share and per share data)	Series A	Series B	Series D	Series F	Series G
Balance, December 31, 2010	$217	$175,711	$—	$—	$—	$18,937	$—	$3,894	$741,244	$(492,276)	$20,851	$468,578
Net loss										(236,647)		(236,647)
Other comprehensive loss											(7,982)	(7,982)
Preferred for common equity exchange related to tax benefits preservation plan (1,551,126 common shares)			16,613			(1,551)			(15,062)			—
Penalty received on incomplete private equity transaction									3,250			3,250
Conversion of Series F and Series G Preferred Stock (20,618,156 voting and 15,914,209 non-voting common shares)				195,872	(151,185)	20,618	15,914		310,525			—
Common stock issued to dividend reinvestment plan and employee benefit plans (113,787 shares)						114			987			1,101
Common and preferred stock issued (3,467,699 common shares)				195,872	151,185	3,468			11,035			361,560
Amortization of stock options and restricted stock awards									1,485			1,485
Vesting of restricted stock (6,709 shares issued, 6,382 shares deferred)						7		54	(61)			—
Deferred compensation plan, net, including dividend equivalents								183				183
Shares issued from deferred compensation plan (3,466 shares)						3		(541)	538			—
Tax on option exercise and restricted stock vesting									(376)			(376)
Preferred stock dividends:
Series A										(10)		(10)
Series B		1,028								(7,798)		(6,770)
Series D										(1,005)		(1,005)

Balance, September 30, 2011	$217	$176,739	$16,613	$—	$—	$41,596	$15,914	$3,590	$1,056,565	$(737,736)	$12,869	$583,367

Balance, December 31, 2011	$217	$177,092	$16,613	$—	$—	$41,647	$15,914	$3,233	$1,054,940	$(730,861)	$(3,309)	$575,486
Net income										28,595		28,595
Other comprehensive loss											(13,035)	(13,035)
Common stock issued to dividend reinvestment plan and to employee benefit plans (87,086 shares)						86			616			702
Conversion of non-voting common stock to voting common stock (597,415 shares)						597	(597)
Amortization of stock options and restricted stock awards									1,412			1,412
Vesting of restricted stock, net of shares surrendered to cover payroll taxes (59,081 shares issued, 36,673 shares deferred)						60		155	(257)			(42)
Deferred compensation plan, net, including dividend equivalents								149				149
Shares issued from deferred compensation plan (2,637 shares)						3		(290)	287			—
Preferred stock dividends:
Series A										(9)		(9)
Series B		1,091								(7,841)		(6,750)
Series D										(1,253)		(1,253)

Balance, September 30, 2012	$217	$178,183	$16,613	$—	$—	$42,393	$15,317	$3,247	$1,056,998	$(711,369)	$(16,344)	$585,255

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC.

Consolidated Statement of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(in thousands)	2012	2011
Operating activities:
Net income (loss)	$28,595	$(236,647)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	24,478	14,670
Provision for loan losses	48,500	237,000
Stock based compensation	1,412	1,485
Securities gains, net	(7,047)	(838)
Losses and write downs on sales of other real estate owned	5,687	61,473
Loss on prepayment of borrowings	6,681	791
Changes in assets and liabilities:
Other assets and accrued interest receivable	40,708	29,854
Accrued expenses and other liabilities	(3,108)	(2,739)
Mortgage loans held for sale	(6,690)	13,858

Net cash provided by operating activities	139,216	118,907

Investing activities:
Investment securities held to maturity:
Proceeds from maturities and calls	65,040	52,520
Purchases	—	(142,777)
Investment securities available for sale:
Proceeds from sales	371,103	106,603
Proceeds from maturities and calls	492,768	363,333
Purchases	(818,048)	(1,000,378)
Net (increase) decrease in loans	(104,806)	106,341
Proceeds from loan sales	—	99,298
Proceeds collected from FDIC under loss sharing agreements	7,301	29,987
Proceeds from sales of premises and equipment	667	636
Purchases of premises and equipment	(3,231)	(6,442)
Proceeds from sale of other real estate	22,309	70,951

Net cash provided by (used in) investing activities	33,103	(319,928)

Financing activities:
Net change in deposits	(275,284)	(463,867)
Net change in federal funds purchased, repurchase agreements, and other short-term borrowings	(53,814)	1,816
Proceeds from Federal Home Loan Bank advances	1,629,000	—
Settlement of Federal Home Loan Bank advances	(1,621,701)	(15,291)
Repayments of long-term debt	—	(30,000)
Proceeds from issuance of common stock for dividend reinvestment and employee benefit plans	702	1,101
Proceeds from issuance of common and preferred stock, net of offering costs	—	361,560
Proceeds from penalty on incomplete private equity transaction	—	3,250
Cash dividends on preferred stock	(8,013)	(7,785)

Net cash used in financing activities	(329,110)	(149,216)

Net change in cash and cash equivalents	(156,791)	(350,237)
Cash and cash equivalents at beginning of period	378,416	649,457

Cash and cash equivalents at end of period	$221,625	$299,220

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$32,668	$55,580
Income taxes	(27,103)	179
Unsettled securities purchases	24,319	10,585

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1 – Accounting Policies

The accounting and financial reporting policies of United Community Banks, Inc. (“United”) and its subsidiaries conform to accounting principles generally accepted in the United States of America (“GAAP”) and general banking industry practices. The accompanying interim consolidated financial statements have not been audited. All material intercompany balances and transactions have been eliminated. A more detailed description of United’s accounting policies is included in its Annual Report on Form 10-K/A for the year ended December 31, 2011.

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

Foreclosed property is initially recorded at fair value, less the estimated cost to sell. If the fair value, less the estimated cost to sell at the time of foreclosure, is less than the loan balance, the deficiency is charged against the allowance for loan losses. If the fair value, less the cost to sell, of the foreclosed property decreases during the holding period, a valuation allowance is established with a charge to operating expenses. When the foreclosed property is sold, a gain or loss is recognized on the sale for the difference between the sales proceeds and the carrying amount of the property. Financed sales of foreclosed property are accounted for in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 360-20, Real Estate Sales.

Note 2 – Accounting Standards Updates

In August 2012, the FASB issued Accounting Standards Update No. 2012-03, Technical Amendments and Corrections to SEC sections. It amends various paragraphs related to SEC Staff Accounting Bulletin No. 114, which revises or rescinds portions of the interpretive guidance included in the codification of the Staff Accounting Bulletin Series; SEC Release No. 33-9250, which makes technical amendments to various rules and forms under the Securities Act of 1933 to conform those rules and forms to the ASC; and makes technical corrections related to FASB Accounting Standards Update No. 2010-22, Accounting for Various Topics – Technical Corrections to SEC Paragraphs. The update was effective upon issuance and did not have a material impact on United’s financial position, results of operations or disclosures.

In October 2012, the FASB issued Accounting Standards Update No. 2012-04, Technical Corrections and Improvement. It makes conforming amendments related to fair value measurements within the ASC as well as other technical corrections covering a broad range of topics. The amendments in the update that did not have transition guidance were effective upon issuance and the amendments subject to transition guidance will be effective for fiscal periods beginning after December 15, 2012, for public entities. The guidance is not expected to have a material impact on United’s financial position, results of operations or disclosures.

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The table below shows the components of covered assets at September 30, 2012, December 31, 2011 and September 30, 2011 (in thousands).

September 30, 2012	Purchased Impaired Loans	Other Purchased Loans	Other	Total
Commercial (secured by real estate)	$—	$25,808	$—	$25,808
Commercial & industrial	—	1,065	—	1,065
Construction and land development	405	4,088	—	4,493
Residential mortgage	116	5,466	—	5,582
Consumer installment	1	101	—	102

Total covered loans	522	36,528	—	37,050
Covered foreclosed property	—	—	7,050	7,050
Estimated loss reimbursement from the FDIC	—	—	8,970	8,970

Total covered assets	$522	$36,528	$16,020	$53,070

December 31, 2011
Commercial (secured by real estate)	$—	$32,934	$—	$32,934
Commercial & industrial	—	2,133	—	2,133
Construction and land development	547	10,592	—	11,139
Residential mortgage	145	7,970	—	8,115
Consumer installment	5	156	—	161

Total covered loans	697	53,785	—	54,482
Covered foreclosed property	—	—	10,371	10,371
Estimated loss reimbursement from the FDIC	—	—	13,292	13,292

Total covered assets	$697	$53,785	$23,663	$78,145

September 30, 2011
Commercial (secured by real estate)	$—	$34,546	$—	$34,546
Commercial & industrial	—	2,485	—	2,485
Construction and land development	1,771	10,282	—	12,053
Residential mortgage	186	8,376	—	8,562
Consumer installment	6	181	—	187

Total covered loans	1,963	55,870	—	57,833
Covered foreclosed property	—	—	11,488	11,488
Estimated loss reimbursement from the FDIC	—	—	14,302	14,302

Total covered assets	$1,963	$55,870	$25,790	$83,623

Note 4 – Reverse Repurchase Agreements / Securities Lending Transactions

United enters into reverse repurchase agreements in order to invest short-term funds. In addition, United enters into repurchase agreements and reverse repurchase agreements and offsetting securities lending transactions with the same counterparty in transactions commonly referred to as collateral swaps that are subject to master netting agreements under which the balances are netted in the balance sheet in accordance with ASC 210-20, Offsetting.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table presents a summary of amounts outstanding under reverse repurchase agreements and securities lending transactions including those entered into in connection with the same counterparty under master netting agreements as of September 30, 2012 and December 31, 2011 (in thousands). There were no balances outstanding at September 30, 2011.

	September 30, 2012
	Assets	Liabilities	Net Balance (Asset)
September 30, 2012
Repurchase agreements / reverse repurchase agreements subject to master netting agreements	$225,000	$225,000	$—
Offsetting securities lending transactions subject to master netting arrangements	100,000	100,000	—
Other reverse repurchase agreements	45,000	—	45,000

Total	$370,000	$325,000	$45,000

Weighted average interest rate	1.19%	.41%

December 31, 2011
Repurchase agreements / reverse repurchase agreements subject to master netting agreements	$60,000	$60,000	$—
Other reverse repurchase agreements	185,000	—	185,000

Total	$245,000	$60,000	$185,000

Weighted average interest rate	1.07%	.38%

Note 5 – Securities

Realized gains and losses are derived using the specific identification method for determining the cost of securities sold. The following table summarizes securities sales activity for the three and nine month periods ended September 30, 2012 and 2011 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Proceeds from sales	$—	$—	$371,103	$106,603

Gross gains on sales	$—	$—	$7,047	$1,169
Gross losses on sales	—	—	—	(331)

Net gains on sales of securities	$—	$—	$7,047	$838

Securities with a carrying value of $1.28 billion, $1.72 billion, and $1.89 billion were pledged to secure public deposits and other secured borrowings at September 30, 2012, December 31, 2011 and September 30, 2011, respectively. Substantial borrowing capacity remains available under borrowing arrangements with the FHLB with currently pledged securities.

Securities are classified as held to maturity when management has the positive intent and ability to hold them until maturity. Securities held to maturity are carried at amortized cost.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The amortized cost, gross unrealized gains and losses and fair value of securities held to maturity at September 30, 2012, December 31, 2011 and September 30, 2011 are as follows (in thousands).

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
As of September 30, 2012
State and political subdivisions	$51,790	$5,795	$—	$57,585
Mortgage-backed securities (1)	210,858	12,893	—	223,751

Total	$262,648	$18,688	$—	$281,336

As of December 31, 2011
U.S. Government agencies	$5,000	$6	$—	$5,006
State and political subdivisions	51,903	4,058	13	55,948
Mortgage-backed securities (1)	273,300	9,619	342	282,577

Total	$330,203	$13,683	$355	$343,531

As of September 30, 2011
U.S. Government agencies	$5,000	$17	$—	$5,017
State and political subdivisions	50,185	3,721	22	53,884
Mortgage-backed securities (1)	298,554	11,871	306	310,119

Total	$353,739	$15,609	$328	$369,020

(1)	All are residential type mortgage-backed securities

The cost basis, unrealized gains and losses, and fair value of securities available for sale at September 30, 2012, December 31, 2011 and September 30, 2011 are presented below (in thousands).

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
As of September 30, 2012
State and political subdivisions	$27,403	$1,478	$3	$28,878
Mortgage-backed securities (1)	1,356,002	27,689	751	1,382,940
Corporate bonds	148,315	450	5,613	143,152
Asset-backed securities	204,522	713	806	204,429
Other	2,595	—	—	2,595

Total	$1,738,837	$30,330	$7,173	$1,761,994

As of December 31, 2011
U.S. Government agencies	$43,592	$158	$—	$43,750
State and political subdivisions	24,997	1,345	3	26,339
Mortgage-backed securities (1)	1,576,064	33,988	143	1,609,909
Corporate bonds	119,110	—	11,432	107,678
Other	2,371	—	—	2,371

Total	$1,766,134	$35,491	$11,578	$1,790,047

As of September 30, 2011
U.S. Government agencies	$33,597	$109	$—	$33,706
State and political subdivisions	25,435	1,400	4	26,831
Mortgage-backed securities (1)	1,556,639	39,177	416	1,595,400
Corporate bonds	119,066	—	8,424	110,642
Other	2,504	—	—	2,504

Total	$1,737,241	$40,686	$8,844	$1,769,083

(1)	All are residential type mortgage-backed securities

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table summarizes held to maturity securities in an unrealized loss position as of December 31, 2011 and September 30, 2011 (in thousands). As of September 30, 2012, there were no held to maturity securities in an unrealized loss position.

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

The following table summarizes available for sale securities in an unrealized loss position as of September 30, 2012, December 31, 2011 and September 30, 2011 (in thousands).

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of September 30, 2012
State and political subdivisions	$—	$—	$12	$3	$12	$3
Mortgage-backed securities	105,296	741	17,059	10	122,355	751
Corporate bonds	4,893	10	113,590	5,603	118,483	5,613
Asset-backed securities	90,766	806	—	—	90,766	806

Total unrealized loss position	$200,955	$1,557	$130,661	$5,616	$331,616	$7,173

As of December 31, 2011
State and political subdivisions	$—	$—	$11	$3	$11	$3
Mortgage-backed securities	98,687	110	22,719	33	121,406	143
Corporate bonds	42,864	5,197	64,765	6,235	107,629	11,432

Total unrealized loss position	$141,551	$5,307	$87,495	$6,271	$229,046	$11,578

As of September 30, 2011
State and political subdivisions	$—	$—	$10	$4	$10	$4
Mortgage-backed securities	255,896	416	—	—	255,896	416
Corporate bonds	44,251	3,765	66,341	4,659	110,592	8,424

Total unrealized loss position	$300,147	$4,181	$66,351	$4,663	$366,498	$8,844

At September 30, 2012, there were 41 available for sale securities and no held to maturity securities that were in an unrealized loss position. United does not intend to sell nor believes it will be required to sell securities in an unrealized loss position prior to the recovery of their amortized cost basis. Unrealized losses at September 30, 2012, December 31, 2011 and September 30, 2011 were primarily attributable to changes in interest rates, however the unrealized losses in corporate bonds also reflect downgrades in the underlying securities ratings since the time of acquisition. The bonds remain above investment grade and United does not consider them to be impaired.

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, among other factors. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. No impairment charges were recognized during the three or nine months ended September 30, 2012 or 2011.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The amortized cost and fair value of held to maturity and available for sale securities at September 30, 2012, by contractual maturity, are presented in the following table (in thousands).

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
State and political subdivisions:
Within 1 year	$5,960	$5,969	$—	$—
1 to 5 years	15,266	16,321	8,589	9,379
5 to 10 years	5,329	5,656	21,558	24,064
More than 10 years	848	932	21,643	24,142

	27,403	28,878	51,790	57,585

Corporate bonds:
1 to 5 years	38,002	37,503	—	—
5 to 10 years	109,313	105,349	—	—
More than 10 years	1,000	300	—	—

	148,315	143,152	—	—

Asset-backed securities
1 to 5 years	61,429	61,108	—	—
5 to 10 years	134,885	135,212	—	—
More than 10 years	8,208	8,109	—	—

	204,522	204,429	—	—

Other:
More than 10 years	2,595	2,595	—	—

	2,595	2,595	—	—

Total securities other than mortgage-backed securities:
Within 1 year	5,960	5,969	—	—
1 to 5 years	114,697	114,932	8,589	9,379
5 to 10 years	249,527	246,217	21,558	24,064
More than 10 years	12,651	11,936	21,643	24,142
Mortgage-backed securities	1,356,002	1,382,940	210,858	223,751

	$1,738,837	$1,761,994	$262,648	$281,336

Expected maturities may differ from contractual maturities because issuers and borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Effective July 1, 2012, United changed the time period over which it amortizes premiums on pass through mortgage backed securities. Previously, United amortized premiums over the average life of the securities which resulted in the recognition of greater amortization charges in the early years of the bond’s life. The effect on amortization of management’s recent strategy of purchasing high premium securities to protect net interest revenue in the event of rising interest rates led management to the decision to change the amortization period. Effective July 1, 2012, United began amortizing premiums on these securities to the final payment window date as published by Bloomberg. Management believes that the premium amortization charges resulting from amortizing to the final payment window date, together with the related premium amortization on principal pay-downs, more closely approach the level yield amortization required by GAAP, particularly as it relates to these securities. The change in accounting estimate increased interest revenue on investment securities in the third quarter by approximately $2 million and earnings per share by $.03.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 6 – Loans and Allowance for Loan Losses

Major classifications of loans as of September 30, 2012, December 31, 2011 and September 30, 2011, are summarized as follows (in thousands).

	September 30,	December 31,	September 30,
	2012	2011	2011
Commercial (secured by real estate)	$1,819,155	$1,821,414	$1,771,101
Commercial & industrial	459,997	428,249	429,043
Commercial construction	160,765	164,155	168,531

Total commercial	2,439,917	2,413,818	2,368,675
Residential mortgage	1,174,236	1,134,902	1,149,678
Residential construction	388,742	448,391	474,552
Consumer installment	134,950	112,503	116,970

Total loans	4,137,845	4,109,614	4,109,875
Less allowance for loan losses	(107,642)	(114,468)	(146,092)

Loans, net	$4,030,203	$3,995,146	$3,963,783

The Bank makes loans and extensions of credit to individuals and a variety of firms and corporations located primarily in counties in north Georgia, the Atlanta, Georgia metropolitan statistical area, the Gainesville, Georgia metropolitan statistical area, coastal Georgia, western North Carolina and east Tennessee. Although the Bank has a diversified loan portfolio, a substantial portion of its loan portfolio is collateralized by improved and unimproved real estate and is dependent upon the real estate market.

Changes in the allowance for loan losses for the three and nine months ended September 30, 2012 and 2011 are summarized as follows (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Balance beginning of period	$112,705	$127,638	$114,468	$174,695
Provision for loan losses	15,500	36,000	48,500	237,000
Charge-offs:
Commercial (secured by real estate)	8,445	2,270	16,791	54,410
Commercial & industrial	343	866	1,987	5,832
Commercial construction	3,198	1,705	3,650	52,400
Residential mortgage	3,575	6,399	13,356	47,742
Residential construction	6,231	7,668	21,706	106,692
Consumer installment	442	970	1,603	2,949

Total loans charged-off	22,234	19,878	59,093	270,025

Recoveries:
Commercial (secured by real estate)	271	78	571	352
Commercial & industrial	602	446	802	849
Commercial construction	8	80	38	191
Residential mortgage	48	289	592	660
Residential construction	555	1,287	1,153	1,544
Consumer installment	187	152	611	826

Total recoveries	1,671	2,332	3,767	4,422

Net charge-offs	20,563	17,546	55,326	265,603

Balance end of period	$107,642	$146,092	$107,642	$146,092

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

In the first quarter of 2011, United’s Board of Directors adopted an accelerated problem asset disposition plan which included the bulk sale of $267 million in classified loans. Those loans were classified as held for sale at the end of the first quarter of 2011 and were written down to the expected proceeds from the sale. The charge-offs on the loans transferred to held for sale in anticipation of the bulk loan sale, which closed on April 18, 2011, increased first quarter 2011 loan charge-offs by $186 million. The actual loss on the bulk loan sale at closing was less than the amount charged-off in the first quarter, resulting in a $7.27 million reduction of second quarter 2011 charge-offs.

The following table presents the balance and activity in the allowance for loan losses by portfolio segment and the recorded investment in loans by portfolio segment based on the impairment method as of September 30, 2012, December 31, 2011 and September 30, 2011 (in thousands).

Nine Months Ended September 30, 2012	Commercial (Secured by Real Estate)	Commercial & Industrial	Commercial Construction	Residential Mortgage	Residential Construction	Consumer Installment	Unallocated	Total
Allowance for loan losses:
Beginning balance	$31,644	$5,681	$6,097	$29,076	$30,379	$2,124	$9,467	$114,468
Charge-offs	(16,791)	(1,987)	(3,650)	(13,356)	(21,706)	(1,603)	—	(59,093)
Recoveries	571	802	38	592	1,153	611	—	3,767
Provision	11,351	362	6,101	11,163	18,233	1,738	(448)	48,500

Ending balance	$26,775	$4,858	$8,586	$27,475	$28,059	$2,870	$9,019	$107,642

Ending allowance attributable to loans:
Individually evaluated for impairment	$6,692	$725	$2,289	$1,856	$1,270	$21	$—	$12,853
Collectively evaluated for impairment	20,083	4,133	6,297	25,619	26,789	2,849	9,019	94,789

Total ending allowance balance	$26,775	$4,858	$8,586	$27,475	$28,059	$2,870	$9,019	$107,642

Loans:
Individually evaluated for impairment	$119,023	$53,531	$42,249	$21,678	$31,576	$498	$—	$268,555
Collectively evaluated for impairment	1,700,132	406,466	118,516	1,152,558	357,166	134,452	—	3,869,290

Total loans	$1,819,155	$459,997	$160,765	$1,174,236	$388,742	$134,950	$—	$4,137,845

December 31, 2011
Allowance for loan losses:
Ending allowance attributable to loans:
Individually evaluated for impairment	$7,491	$1,117	$236	$2,234	$3,731	$16	$—	$14,825
Collectively evaluated for impairment	24,153	4,564	5,861	26,842	26,648	2,108	9,467	99,643

Total ending allowance balance	$31,644	$5,681	$6,097	$29,076	$30,379	$2,124	$9,467	$114,468

Loans:
Individually evaluated for impairment	$107,831	$57,828	$26,245	$18,376	$46,687	$292	$—	$257,259
Collectively evaluated for impairment	1,713,583	370,421	137,910	1,116,526	401,704	112,211	—	3,852,355

Total loans	$1,821,414	$428,249	$164,155	$1,134,902	$448,391	$112,503	$—	$4,109,614

Nine Months Ended September 30, 2011
Allowance for loan losses:
Beginning balance	$31,191	$7,580	$6,780	$22,305	$92,571	$3,030	$11,238	$174,695
Charge-offs	(54,410)	(5,832)	(52,400)	(47,742)	(106,692)	(2,949)	—	(270,025)
Recoveries	352	849	191	660	1,544	826	—	4,422
Provision	48,344	20,174	54,133	53,786	57,842	1,296	1,425	237,000

Ending balance	$25,477	$22,771	$8,704	$29,009	$45,265	$2,203	$12,663	$146,092

Ending allowance attributable to loans:
Individually evaluated for impairment	$4,070	$17,067	$4,038	$1,062	$7,267	$37	$—	$33,541
Collectively evaluated for impairment	21,407	5,704	4,666	27,947	37,998	2,166	12,663	112,551

Total ending allowance balance	$25,477	$22,771	$8,704	$29,009	$45,265	$2,203	$12,663	$146,092

Loans:
Individually evaluated for impairment	$54,126	$52,433	$23,844	$8,043	$44,189	$95	$—	$182,730
Collectively evaluated for impairment	1,716,975	376,610	144,687	1,141,635	430,363	116,875	—	3,927,145

Total loans	$1,771,101	$429,043	$168,531	$1,149,678	$474,552	$116,970	$—	$4,109,875

In calculating specific reserves, United reviews all loans that are on nonaccrual with a balance of $500,000 or greater for impairment, as well as accruing substandard relationships greater than $2 million and all troubled debt restructurings (“TDRs”). A loan is considered impaired when, based on current events and circumstances, it is probable that all amounts due, according to the contractual terms of the loan, will not be collected. All TDRs are considered impaired regardless of accrual status. Impaired loans are measured based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. Interest payments received on impaired nonaccrual loans are applied as a reduction of the outstanding principal balance. For impaired loans not on nonaccrual status, interest is accrued according to the terms of the loan agreement. Impairment amounts are recorded quarterly and specific reserves are recorded in the allowance for loan losses.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Each quarter, United’s management prepares an analysis of the allowance for loan losses to determine the appropriate balance that measures and quantifies the amount of loss inherent in the loan portfolio. The allowance is comprised of specific reserves which are determined as described above, general reserves which are determined based on historical loss experience as adjusted for current trends and economic conditions and an unallocated portion. United uses eight quarters of historical loss experience weighted toward the most recent quarters to determine the loss factors to be used. Eight quarters has been determined to be an appropriate time period as it is recent enough to be relevant to current conditions and covers a length of time sufficient to normalize for nonrecurring and unusual activity that might otherwise influence a shorter time period. The weighted average is accomplished by multiplying each quarter’s annualized historical net charge-off rate by 1 through 8, with 8 representing the most recent quarter and 1 representing the oldest quarter. United uses annualized charge-off rates under the broad assumption that losses inherent in the loan portfolio will generally be resolved within twelve months. Problem loans that are not resolved within twelve months are generally larger loans that are more complex in nature requiring more time to either rehabilitate or work out of the bank. These credits are subject to impairment testing and specific reserves.

The weighted loss factor results for each quarter are added together and divided by 36 (the sum of 1, 2, 3, 4, 5, 6, 7 and 8) to arrive at the weighted average historical loss factor for each category of loans. United calculates loss factors for each major category of loans (commercial real estate, commercial & industrial, commercial construction, residential construction and consumer installment) except residential real estate loans which are further divided into home equity first lien, home equity junior lien and all other residential real estate loans and a loss factor is calculated for each category.

Management carefully reviews the resulting loss factors for each category of the loan portfolio and evaluates whether qualitative adjustments are necessary to take into consideration recent credit trends such as increases or decreases in past due, nonaccrual, criticized and classified loans, acceleration or delays in timing of recognition of losses that may render the use of annualized charge-off rates to be inappropriate, and other macro environmental factors such as changes in unemployment rates, lease vacancy rates and trends in property values and absorption rates.

To validate the results, management closely monitors the loan portfolio to determine the range of potential losses based upon probability of default and losses upon default for each major loan category. The potential range of losses resulting from this analysis is compared to the resulting loss factors for each major loan category to validate the loss factors and determine if qualitative adjustments are necessary. United’s management believes that its method of determining the balance of the allowance for loan losses provides a reasonable and reliable basis for measuring and reporting losses that are inherent in the loan portfolio as of the reporting date.

At September 30, 2012, December 31, 2011 and September 30, 2011, loans with a carrying value of $1.78 billion, $1.52 billion and $1.37 billion were pledged as collateral to secure FHLB advances and other contingent funding sources.

The recorded investments in individually evaluated impaired loans at September 30, 2012, December 31, 2011 and September 30, 2011 were as follows (in thousands).

	September 30,	December 31,	September 30,
	2012	2011	2011
Period-end loans with no allocated allowance for loan losses	$174,113	$188,509	$66,636
Period-end loans with allocated allowance for loan losses	94,442	68,750	116,094

Total	$268,555	$257,259	$182,730

Amount of allowance for loan losses allocated	$12,853	$14,825	$33,541

The average balances of impaired loans and income recognized on impaired loans while they were considered impaired is presented below for the three and nine months ended September 30, 2012 and 2011 (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Average balance of individually evaluated impaired loans during period	$275,960	$109,164	$281,307	$81,031
Interest income recognized during impairment	2,110	797	6,798	797
Cash-basis interest income recognized	2,932	630	9,340	630

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table presents loans individually evaluated for impairment by class of loans as of September 30, 2012, December 31, 2011 and September 30, 2011 (in thousands).

	September 30, 2012			December 31, 2011			September 30, 2011
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Commercial (secured by real estate)	$85,137	$77,801	$—	$82,887	$76,215	$—	$45,242	$38,242	$—
Commercial & industrial	76,247	51,247	—	77,628	52,628	—	48	48	—
Commercial construction	17,739	16,656	—	24,927	23,609	—	6,803	6,309	—

Total commercial	179,123	145,704	—	185,442	152,452	—	52,093	44,599	—
Residential mortgage	11,091	8,746	—	13,845	10,804	—	7,745	5,588	—
Residential construction	32,228	19,601	—	38,955	25,190	—	31,646	16,421	—
Consumer installment	62	62	—	63	63	—	28	28	—

Total with no related allowance recorded	222,504	174,113	—	238,305	188,509	—	91,512	66,636	—

With an allowance recorded:
Commercial (secured by real estate)	44,590	41,222	6,692	31,806	31,616	7,491	16,173	15,884	4,070
Commercial & industrial	2,321	2,284	725	5,200	5,200	1,117	54,259	52,385	17,067
Commercial construction	26,476	25,593	2,289	2,636	2,636	236	17,850	17,535	4,038

Total commercial	73,387	69,099	9,706	39,642	39,452	8,844	88,282	85,804	25,175
Residential mortgage	13,410	12,932	1,856	7,642	7,572	2,234	2,455	2,455	1,062
Residential construction	13,105	11,975	1,270	21,629	21,497	3,731	28,428	27,768	7,267
Consumer installment	444	436	21	235	229	16	67	67	37

Total with an allowance recorded	100,346	94,442	12,853	69,148	68,750	14,825	119,232	116,094	33,541

Total	$322,850	$268,555	$12,853	$307,453	$257,259	$14,825	$210,744	$182,730	$33,541

There were no loans more than 90 days past due and still accruing interest at September 30, 2012, December 31, 2011 or September 30, 2011. Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment through the general reserve process and individually evaluated impaired loans with larger balances.

The following table presents the recorded investment (unpaid principal less amounts charged-off) in nonaccrual loans by loan class as of September 30, 2012, December 31, 2011 and September 30, 2011 (in thousands).

	Nonaccrual Loans
	September 30, 2012	December 31, 2011	September 30, 2011
Commercial (secured by real estate)	$25,896	$27,322	$21,998
Commercial & industrial	32,678	34,613	53,009
Commercial construction	18,590	16,655	11,370

Total commercial	77,164	78,590	86,377
Residential mortgage	13,996	22,358	22,671
Residential construction	22,935	25,523	34,472
Consumer installment	906	1,008	964

Total	$115,001	$127,479	$144,484

Balance as a percentage of unpaid principal	68.8%	71.3%	77.8%

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table presents the aging of the recorded investment in past due loans as of September 30, 2012, December 31, 2011 and September 30, 2011 by class of loans (in thousands).

	Loans Past Due				Loans Not Past Due
As of September 30, 2012	30 - 59 Days	60 - 89 Days	> 90 Days	Total		Total
Commercial (secured by real estate)	$5,395	$5,210	$11,103	$21,708	$1,797,447	$1,819,155
Commercial & industrial	1,499	295	696	2,490	457,507	459,997
Commercial construction	213	880	3,838	4,931	155,834	160,765

Total commercial	7,107	6,385	15,637	29,129	2,410,788	2,439,917
Residential mortgage	11,771	4,798	5,556	22,125	1,152,111	1,174,236
Residential construction	4,318	2,319	11,054	17,691	371,051	388,742
Consumer installment	1,269	219	394	1,882	133,068	134,950

Total loans	$24,465	$13,721	$32,641	$70,827	$4,067,018	$4,137,845

As of December 31, 2011
Commercial (secured by real estate)	$8,036	$4,182	$10,614	$22,832	$1,798,582	$1,821,414
Commercial & industrial	3,869	411	407	4,687	423,562	428,249
Commercial construction	166	—	1,128	1,294	162,861	164,155

Total commercial	12,071	4,593	12,149	28,813	2,385,005	2,413,818
Residential mortgage	15,185	4,617	9,071	28,873	1,106,029	1,134,902
Residential construction	3,940	2,636	10,270	16,846	431,545	448,391
Consumer installment	1,534	308	430	2,272	110,231	112,503

Total loans	$32,730	$12,154	$31,920	$76,804	$4,032,810	$4,109,614

As of September 30, 2011
Commercial (secured by real estate)	$4,587	$4,730	$10,594	$19,911	$1,751,190	$1,771,101
Commercial & industrial	1,141	1,507	691	3,339	425,704	429,043
Commercial construction	149	173	2,107	2,429	166,102	168,531

Total commercial	5,877	6,410	13,392	25,679	2,342,996	2,368,675
Residential mortgage	13,979	3,308	12,471	29,758	1,119,920	1,149,678
Residential construction	2,685	2,403	14,546	19,634	454,918	474,552
Consumer installment	1,531	404	291	2,226	114,744	116,970

Total loans	$24,072	$12,525	$40,700	$77,297	$4,032,578	$4,109,875

As of September 30, 2012, December 31, 2011, and September 30, 2011, $10.8 million, $8.65 million and $7.75 million of specific reserves were allocated to customers whose loan terms have been modified in TDRs. United committed to lend additional amounts totaling up to $377,000, $1.12 million, and $1.06 million as of September 30, 2012, December 31, 2011 and September 30, 2011, respectively, to customers with outstanding loans that are classified as TDRs.

The modification of the terms of the TDRs included one or a combination of the following: a reduction of the stated interest rate of the loan or an extension of the amortization period that would not otherwise be considered in the current market for new debt with similar risk characteristics; a permanent reduction of the principal amount; a restructuring of the borrower’s debt into an A/B note structure where the A note would fall within the borrower’s ability to pay and the remainder would be included in the B note, or a mandated bankruptcy restructuring.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table presents additional information on TDRs including the number of loan contracts restructured and the pre- and post-modification recorded investment as of September 30, 2012, December 31, 2011 and September 30, 2011 (dollars in thousands).

	September 30, 2012			December 31, 2011			September 30, 2011
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial (secured by real estate)	101	$84,672	$79,645	74	$70,380	$69,054	31	$41,177	$38,177
Commercial & industrial	30	7,237	7,199	18	806	806	7	304	304
Commercial construction	25	37,832	35,866	11	18,053	18,053	7	14,123	14,123

Total commercial	156	129,741	122,710	103	89,239	87,913	45	55,604	52,604
Residential mortgage	114	18,226	17,487	80	11,943	11,379	16	2,792	2,635
Residential construction	73	28,629	24,772	54	24,921	24,145	46	21,369	20,374
Consumer installment	50	1,371	1,363	34	298	293	3	95	95

Total loans	393	$177,967	$166,332	271	$126,401	$123,730	110	$79,860	$75,708

Loans modified under the terms of a TDR during the three and nine months ended September 30, 2012 and 2011 are presented in the table below. In addition, the following table presents loans modified under the terms of a TDR that became 90 days or more delinquent during the three and nine months ended September 30, 2012 and 2011, respectively, that were initially restructured within one year prior to the three and nine months ended September 30, 2012, respectively (dollars in thousands).

Troubled Debt Restructurings for the Three Months Ended September 30, 2012	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Subsequently Defaulted During the Three Months Ended September 30, 2012
				Number of Contracts	Recorded Investment
Commercial (secured by real estate)	13	$7,914	$7,836	3	$324
Commercial & industrial	3	162	162	—	—
Commercial construction	6	5,531	5,451	—	—

Total commercial	22	13,607	13,449	3	324
Residential mortgage	15	2,252	2,102	2	47
Residential construction	12	6,569	6,188	10	2,953
Consumer installment	7	44	43	1	2

Total loans	56	$22,472	$21,782	16	$3,326

Troubled Debt Restructurings for the Nine Months Ended September 30, 2012	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Subsequently Defaulted During the Nine Months Ended September 30, 2012
				Number of Contracts	Recorded Investment
Commercial (secured by real estate)	47	$30,828	$29,305	6	$2,631
Commercial & industrial	20	3,484	3,484	2	48
Commercial construction	20	34,014	33,934	2	4,174

Total commercial	87	68,326	66,723	10	6,853
Residential mortgage	59	12,819	12,487	6	447
Residential construction	46	17,958	15,738	14	4,550
Consumer installment	22	314	308	2	8

Total loans	214	$99,417	$95,256	32	$11,858

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Risk Ratings

United categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current industry and economic trends, among other factors. United analyzes loans individually by classifying the loans as to credit risk. This analysis is performed on a continuous basis. United uses the following definitions for its risk ratings:

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

Substandard. These loans are inadequately protected by the current net worth and paying capacity of the obligor or by the collateral pledged. Specific and well-defined weaknesses exist that may include poor liquidity and deterioration of financial ratios. The loan may be past due and related deposit accounts experiencing overdrafts. There is the distinct possibility that United will sustain some loss if deficiencies are not corrected. If possible, immediate corrective action is taken.

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

As of September 30, 2012, December 31, 2011 and September 30, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands).

As of September 30, 2012	Pass	Watch	Substandard	Doubtful / Loss	Not Rated	Total
Commercial (secured by real estate)	$1,591,322	$75,606	$152,227	$—	$—	$1,819,155
Commercial & industrial	403,460	4,179	51,418	—	940	459,997
Commercial construction	108,909	6,086	45,770	—	—	160,765

Total commercial	2,103,691	85,871	249,415	—	940	2,439,917
Residential mortgage	1,051,402	36,640	86,194	—	—	1,174,236
Residential construction	292,003	38,635	58,104	—	—	388,742
Consumer installment	130,277	881	3,792	—	—	134,950

Total loans	$3,577,373	$162,027	$397,505	$—	$940	$4,137,845

As of December 31, 2011
Commercial (secured by real estate)	$1,561,204	$89,830	$170,380	$—	$—	$1,821,414
Commercial & industrial	369,343	7,630	50,366	—	910	428,249
Commercial construction	114,817	14,173	35,165	—	—	164,155

Total commercial	2,045,364	111,633	255,911	—	910	2,413,818
Residential mortgage	993,779	42,323	98,800	—	—	1,134,902
Residential construction	312,527	38,386	97,478	—	—	448,391
Consumer installment	107,333	1,411	3,759	—	—	112,503

Total loans	$3,459,003	$193,753	$455,948	$—	$910	$4,109,614

As of September 30, 2011
Commercial (secured by real estate)	$1,520,604	$94,147	$156,350	$—	$—	$1,771,101
Commercial & industrial	337,796	6,986	83,381	—	880	429,043
Commercial construction	115,021	15,611	37,899	—	—	168,531

Total commercial	1,973,421	116,744	277,630	—	880	2,368,675
Residential mortgage	1,012,423	37,892	99,363	—	—	1,149,678
Residential construction	320,567	43,340	110,645	—	—	474,552
Consumer installment	112,457	847	3,666	—	—	116,970

Total loans	$3,418,868	$198,823	$491,304	$—	$880	$4,109,875

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 7 – Foreclosed Property

Major classifications of foreclosed properties at September 30, 2012, December 31, 2011 and September 30, 2011 are summarized as follows (in thousands).

	September 30, 2012	December 31, 2011	September 30, 2011
Commercial real estate	$9,613	$10,866	$11,873
Commercial construction	3,121	3,336	5,862

Total commercial	12,734	14,202	17,735
Residential mortgage	6,509	7,840	9,397
Residential construction	19,043	29,799	42,295

Total foreclosed property	38,286	51,841	69,427
Less valuation allowance	11,328	18,982	25,164

Foreclosed property, net	$26,958	$32,859	$44,263

Balance as a percentage of original loan unpaid principal	36.4%	35.9%	33.4%

Activity in the valuation allowance for foreclosed property is presented in the following table (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Balance at beginning of period	$11,872	$30,386	$18,982	$16,565
Additions charged to expense	2,394	1,772	5,513	53,475
Direct write downs	(2,938)	(6,994)	(13,167)	(44,876)

Balance at end of period	$11,328	$25,164	$11,328	$25,164

Expenses related to foreclosed assets include (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net loss (gain) on sales	$350	$(804)	$174	$7,998
Provision for unrealized losses	2,394	1,772	5,513	53,475
Operating expenses	962	1,845	3,695	8,130

Total foreclosed property expense	$3,706	$2,813	$9,382	$69,603

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

During the three and nine months ended September 30, 2012 and 2011, United accrued dividends on preferred stock, including accretion of discounts, as shown in the following table (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Series A - 6% fixed	$3	$3	$9	$10
Series B - 5% fixed until December 6, 2013, 9% thereafter	2,619	2,598	7,841	7,798
Series D - LIBOR plus 9.6875%, resets quarterly	419	418	1,253	1,005

Total preferred stock dividends	$3,041	$3,019	$9,103	$8,813

All preferred stock dividends are payable quarterly.

Series B preferred stock was issued at a discount. Dividend amounts shown include discount accretion for each period.

The preferred stock dividends were subtracted from net income (loss) in order to arrive at net income (loss) available to common shareholders. There were no dilutive securities outstanding for the three and nine months ended September 30, 2012. There is no dilution from potentially dilutive securities for the three and nine months ended September 30, 2011, due to the anti-dilutive effect of the net loss for those periods.

The following table sets forth the computation of basic and diluted loss per share for the three and nine months ended September 30, 2012 and 2011 (in thousands, except per share data).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income (loss) available to common shareholders	$7,527	$(14,358)	$19,492	$(245,460)

Weighted average shares outstanding:
Basic	57,880	57,599	57,826	33,973
Effect of dilutive securities
Convertible securities	—	—	—	—
Stock options	—	—	—	—
Warrants	—	—	—	—

Diluted	57,880	57,599	57,826	33,973

Earnings (loss) per common share:
Basic	$.13	$(.25)	$.34	$(7.23)

Diluted	$.13	$(.25)	$.34	$(7.23)

At September 30, 2012, United had the following potentially dilutive stock options and warrants outstanding: a warrant to purchase 219,909 common shares at $61.40 per share issued to the U.S. Treasury in conjunction with the issuance of United’s fixed rate cumulative preferred perpetual stock, Series B; 129,670 common shares issuable upon exercise of warrants attached to trust preferred securities with an exercise price of $100 per share; 486,405 common shares issuable upon exercise of stock options granted to employees with a weighted average exercise price of $97.80; 488,850 shares issuable upon completion of vesting of restricted stock awards; 1,411,765 common shares issuable upon exercise of warrants exercisable at a price equivalent to $21.25 per share granted to Fletcher International Ltd. (“Fletcher”) in connection with a 2010 asset purchase and sale agreement; and 1,551,126 common shares issuable upon exercise of warrants owned by Elm Ridge Off Shore Master Fund, Ltd. and Elm Ridge Value Partners, L.P. (collectively, the “Elm Ridge Parties”), exercisable at $12.50 per share.

During the third quarter, the rights of Fletcher to purchase $65 million in convertible preferred stock expired. Such preferred stock would have been convertible at $26.25 per share into 2,476,191 common shares and, if those rights to preferred stock had been exercised, would have also resulted into the issuance of warrants that were indirectly convertible into 1,162,791 common shares at a price equivalent to $30.10 per share. As previously disclosed on United’s Current Report on Form 8-K filed on July 6, 2012 and Quarterly Report on Form 10-Q for the second quarter of 2012, FILB Co-Investments LLC (“FILB”) has sued United based on claims arising from purported contractual rights that FILB claims were assigned to it by Fletcher. FILB alleges that, among other things, the investment period with respect to FILB’s purportedly assigned right to purchase United’s preferred stock is continuing due to an alleged “registration failure” under the Fletcher stock purchase agreement. United believes the lawsuit is meritless for several reasons, and is defending it aggressively.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 9 – Derivatives and Hedging Activities

Risk Management Objective of Using Derivatives

United is exposed to certain risks arising from both its business operations and economic conditions. United principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. United manages interest rate risk primarily by managing the amount, sources, and duration of its investment securities portfolio and wholesale funding and through the use of derivative financial instruments. Specifically, United enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. United’s derivative financial instruments are used to manage differences in the amount, timing, and duration of United’s known or expected cash receipts and its known or expected cash payments principally related to United’s loans, wholesale borrowings and deposits.

In conjunction with the FASB’s fair value measurement guidance, United made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

The table below presents the fair value of United’s derivative financial instruments as well as their classification on the consolidated balance sheet as of September 30, 2012, December 31, 2011 and September 30, 2011 (in thousands).

Derivatives accounted for as hedges under ASC 815

Interest Rate Products	Balance Sheet Location	Fair Value
		September 30, 2012	December 31, 2011	September 30, 2011
Asset derivatives	Other assets	$182	$—	$—

Liability derivatives	Other liabilities	$9,758	$422	$—

Derivatives not accounted for as hedges under ASC 815

Interest Rate Products	Balance Sheet Location	Fair Value
		September 30, 2012	December 31, 2011	September 30, 2011
Asset derivatives	Other assets	$596	$—	$—

Liability derivatives	Other liabilities	$605	$—	$—

Derivative contracts that are not accounted for as hedges under ASC 815, Derivatives and Hedging are between United and certain commercial loan customers with offsetting positions to dealers under a back-to-back swap program.

Cash Flow Hedges of Interest Rate Risk

United’s objectives in using interest rate derivatives are to add stability to net interest revenue and to manage its exposure to interest rate movements. To accomplish this objective, United primarily uses interest rate swaps as part of its interest rate risk management strategy. At September 30, 2012, United’s interest rate swaps designated as cash flow hedges involve the payment of fixed-rate amounts to a counterparty in exchange for United receiving variable-rate payments over the life of the agreements without exchange of the underlying notional amount. United’s current cash flow hedges are for the purpose of converting variable rate deposits and wholesale borrowings to a fixed rate to protect the company in a rising rate environment. The swaps are forward starting and do not become effective until 2014. At September 30, 2012, United had five swap contracts outstanding with a total notional amount of $400 million that were designated as cash flow hedges. United had no active derivative contracts outstanding at December 31, 2011 or September 30, 2011 that were designated as cash flow hedges of interest rate risk.

The effective portion of changes in the fair value of derivatives designated, and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense when the swaps become effective in 2014 as interest payments are made on United’s LIBOR based variable-rate wholesale borrowings and indexed deposit accounts. At September 30, 2012, a portion of the amount included in other comprehensive income represents deferred gains from terminated cash flow hedges where the forecasted hedging transaction is expected to remain effective over the remaining unexpired term of the original contract. Such gains are being deferred and recognized

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

over the remaining life of the contract on a straight line basis. During the three and nine months ended September 30, 2012, United accelerated the reclassification of $114,000 and $238,000, respectively, in gains from terminated positions as a result of the forecasted transactions becoming probable not to occur. During the next twelve months, United estimates that an additional $1.54 million of the deferred gains on terminated cash flow hedging positions will be reclassified as an increase to interest revenue.

Fair Value Hedges of Interest Rate Risk

United is exposed to changes in the fair value of certain of its fixed rate obligations due to changes in interest rates. United uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in interest rates. Interest rate swaps designated as fair value hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for United making variable rate payments over the life of the agreements without the exchange of the underlying notional amount. At September 30, 2012, United had nine interest rate swaps with an aggregate notional amount of $122 million that were designated as fair value hedges of interest rate risk. As of September 30, 2011, United had no active derivatives designated as fair value hedges of interest rate risk.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. United includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related derivatives. During the three and nine months ended September 30, 2012, United recognized net gains of $766,000 and $577,000, respectively, related to ineffectiveness of the fair value hedging relationships. United also recognized a net reduction of interest expense of $745,000 and $1.57 million for the three and nine months ended September 30, 2012, related to United’s fair value hedges, which includes net settlements on the derivatives. There were no active fair value hedges during the first nine months of 2011.

Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement

The tables below present the effect of United’s derivative financial instruments on the consolidated statement of operations for the three and nine months ended September 30, 2012 and 2011.

Derivatives in Fair Value Hedging Relationships (in thousands).

Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative		Amount of Gain (Loss) Recognized in Income on Hedged Item
	2012	2011	2012	2011
Three Months Ended September 30,
Other fee revenue	$922	$—	$(156)	$—

Nine Months Ended September 30,
Other fee revenue	$1,745	$—	$(1,168)	$—

Derivatives in Cash Flow Hedging Relationships (in thousands).

	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)		Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)
	2012	2011	Location	2012	2011
Three Months Ended September 30,
			Interest revenue	$649	$2,373
			Other income	114	575

Interest rate products	$(3,943)	$—	Total	$763	$2,948

Nine Months Ended September 30,
			Interest revenue	$2,839	$7,885
			Other income	238	4,687

Interest rate products	$(8,798)	$—	Total	$3,077	$12,572

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Credit-risk-related Contingent Features

United manages its credit exposure on derivatives transactions by entering into a bilateral credit support agreement with each counterparty. The credit support agreements require collateralization of exposures beyond specified minimum threshold amounts. The details of these agreements, including the minimum thresholds, vary by counterparty. As of September 30, 2012, collateral totaling $11.1 million was pledged toward derivatives in a liability position.

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

Note 10 – Stock-Based Compensation

United has an equity compensation plan that allows for grants of incentive stock options, nonqualified stock options, restricted stock and restricted stock unit awards (also referred to as “nonvested stock” awards), stock awards, performance share awards or stock appreciation rights. Options granted under the plan can have an exercise price no less than the fair market value of the underlying stock at the date of grant. The general terms of the plan include a vesting period (usually four years) with an exercisable period not to exceed ten years. Certain option and restricted stock and restricted stock unit awards provide for accelerated vesting if there is a change in control (as defined in the plan). As of September 30, 2012, 1,203,000 additional awards could be granted under the plan. Through September 30, 2012, incentive stock options, nonqualified stock options, restricted stock and restricted stock unit awards, base salary stock grants and performance share awards have been granted under the plan.

The following table shows stock option activity for the first nine months of 2012.

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinisic Value ($000)
Outstanding at December 31, 2011	583,647	$94.48
Forfeited	(2,562)	47.63
Expired	(94,680)	78.73

Outstanding at September 30, 2012	486,405	97.80	3.8	$—

Exercisable at September 30, 2012	465,090	101.18	3.7	—

The fair value of each option is estimated on the date of grant using the Black-Scholes model. No stock options were granted during the nine month periods ended September 30, 2012. Recent decreases in United’s stock price have rendered most of its outstanding options severely out of the money and potentially worthless to the grantee Therefore historical exercise patterns do not provide a reasonable basis for determining the expected life of new option grants. United therefore uses the formula provided by the SEC in Staff Accounting Bulletin No. 107 to determine the expected life of options.

The weighted average assumptions used to determined the fair value of stock options are presented in the table below.

	Nine Months Ended September 30,
	2012	2011
Expected volatility	NA	33.00%
Expected dividend yield	NA	0.00%
Expected life (in years)	NA	5.00
Risk-free rate	NA	2.05%

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Compensation expense relating to stock options of $190,000 and $651,000 was included in earnings for the nine months ended September 30, 2012 and 2011, respectively. Deferred tax benefits of $74,000 and $253,000, respectively, were included in the determination of income tax expense for the nine month periods ended September 30, 2012 and 2011. The amount of compensation expense for both periods was determined based on the fair value of the options at the time of grant, multiplied by the number of options granted that are expected to vest, which was then amortized over the vesting period. The forfeiture rate for options is estimated to be approximately 3% per year. No options were exercised during the first nine months of 2012 or 2011.

The table below presents the activity in restricted stock and restricted stock unit awards for the first nine months of 2012.

Restricted Stock	Shares	Weighted- Average Grant- Date Fair Value
Outstanding at December 31, 2011	414,644	$12.19
Granted	194,854	8.73
Excercised	(108,915)	15.09
Cancelled	(11,733)	10.25

Outstanding at September 30, 2012	488,850	10.72

Vested at September 30, 2012	15,490	35.62

Compensation expense for restricted stock and restricted stock units is based on the fair value of restricted stock and restricted stock unit awards at the time of grant, which is equal to the value of United’s common stock on the date of grant. The value of restricted stock and restricted stock unit grants that are expected to vest is amortized into expense over the vesting period. For the nine months ended September 30, 2012 and 2011, compensation expense of $1.18 million and $779,000, respectively, was recognized related to restricted stock and restricted stock unit awards. The total intrinsic value of restricted stock and restricted stock units was $4.10 million at September 30, 2012.

As of September 30, 2012, there was $4.01 million of unrecognized compensation cost related to non-vested stock options and restricted stock and restricted stock unit awards granted under the plan. That cost is expected to be recognized over a weighted-average period of 2.14 years. The aggregate grant date fair value of options and restricted stock and restricted stock unit awards that vested during the nine months ended September 30, 2012, was $2.47 million.

Note 11 – Common and Preferred Stock Issued / Common Stock Issuable

United sponsors a Dividend Reinvestment and Share Purchase Plan (“DRIP”) that allows participants who already own United’s common stock to purchase additional shares directly from the company. The DRIP also allows participants to automatically reinvest their quarterly dividends in additional shares of common stock without a commission. The DRIP is currently suspended. United’s 401(k) retirement plan regularly purchases shares of United’s common stock directly from United. In addition, United has an Employee Stock Purchase Program (“ESPP”) that allows eligible employees to purchase shares of common stock at a 5% discount, with no commission charges. For the nine months ended September 30, 2012 and 2011, United issued 87,086 and 113,787 shares, respectively, and increased capital by $702,000 and $1.10 million, respectively, through these programs.

United offers its common stock as an investment option in its deferred compensation plan. The common stock component of the deferred compensation plan is accounted for as an equity instrument and is reflected in the consolidated financial statements as common stock issuable. The deferred compensation plan does not allow for diversification once an election is made to invest in United stock and settlement must be accomplished in shares at the time the deferral period is completed. At September 30, 2012 and 2011, 129,270 and 88,501 shares, respectively, were issuable under the deferred compensation plan.

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 12 – Assets and Liabilities Measured at Fair Value

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The table below presents United’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2012, December 31, 2011 and September 30, 2011, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands).

September 30, 2012	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale:
State and political subdivisions	$—	$28,878	$—	$28,878
Mortgage-backed securities	—	1,382,940	—	1,382,940
Corporate bonds	—	142,802	350	143,152
Asset-backed securities	—	204,429	—	204,429
Other	—	2,595	—	2,595
Deferred compensation plan assets	3,072	—	—	3,072
Derivative financial instruments	—	778	—	778

Total	$3,072	$1,762,422	$350	$1,765,844

Liabilities
Deferred compensation plan liability	$3,072	$—	$—	$3,072
Brokered certificates of deposit	—	122,211	—	122,211
Derivative financial instruments	—	10,363	—	10,363

Total liabilities	$3,072	$132,574	$—	$135,646

December 31, 2011	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale:
U.S. Government agencies	$—	$43,750	$—	$43,750
State and political subdivisions	—	26,339	—	26,339
Mortgage-backed securities	—	1,609,909	—	1,609,909
Corporate bonds	—	107,328	350	107,678
Other	—	2,371	—	2,371
Deferred compensation plan assets	2,859	—	—	2,859

Total	$2,859	$1,789,697	$350	$1,792,906

Liabilities
Deferred compensation plan liability	$2,859	$—	$—	$2,859
Brokered certificates of deposit	—	13,107	—	13,107
Derivative financial instruments	—	422	—	422

Total liabilities	$2,859	$13,529	$—	$16,388

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2011	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale:
U.S. Government agencies	$—	$33,706	$—	$33,706
State and political subdivisions	—	26,831	—	26,831
Mortgage-backed securities	—	1,591,604	3,796	1,595,400
Corporate bonds	—	110,292	350	110,642
Other	—	2,504	—	2,504
Deferred compensation plan assets	2,659	—	—	2,659

Total	$2,659	$1,764,937	$4,146	$1,771,742

Liabilities
Deferred compensation plan liability	$2,659	$—	$—	$2,659

Total liabilities	$2,659	$—	$—	$2,659

The following table shows a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs that are classified as Level 3 values (in thousands).

	Securities Available for Sale		Securities Available for Sale
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Balance at beginning of period	$350	$4,479	$350	$5,284
Amounts included in earnings	—	(5)	—	(18)
Paydowns	—	(328)	—	(1,120)

Balance at end of period	$350	$4,146	$350	$4,146

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

United may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. The table below presents United’s assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2012, December 31, 2011 and September 30, 2011, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands).

September 30, 2012	Level 1	Level 2	Level 3	Total
Assets
Loans	$—	$—	$172,909	$172,909
Foreclosed properties	—	—	20,369	20,369

Total	$—	$—	$193,278	$193,278

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011	Level 1	Level 2	Level 3	Total
Assets
Loans	$—	$—	$133,828	$133,828
Foreclosed properties	—	—	29,102	29,102

Total	$—	$—	$162,930	$162,930

September 30, 2011	Level 1	Level 2	Level 3	Total
Assets
Loans	$—	$—	$140,577	$140,577
Foreclosed properties	—	—	38,823	38,823

Total	$—	$—	$179,400	$179,400

Assets and Liabilities Not Measured at Fair Value

For financial instruments that have quoted market prices, those quotes are used to determine fair value. Financial instruments that have no defined maturity, have a remaining maturity of 180 days or less, or reprice frequently to a market rate, are assumed to have a fair value that approximates the reported book value, after taking into consideration any applicable credit risk. If no market quotes are available, financial instruments are valued by discounting the expected cash flows using an estimated current market interest rate for the financial instrument. For off-balance sheet derivative instruments, fair value is estimated as the amount that United would receive or pay to terminate the contracts at the reporting date, taking into account the current unrealized gains or losses on open contracts.

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The carrying amount and fair values for other financial instruments that are not measured at fair value on a recurring basis in United’s balance sheet at September 30, 2012, December 31, 2011, and September 30, 2011 are as follows (in thousands).

	September 30, 2012
	Carrying Amount	Fair Value Level
		Level 1	Level 2	Level 3	Total
Assets:
Securities held to maturity	$262,648	$—	$281,336	$—	$281,336
Loans, net	4,030,203	—	—	3,954,607	3,954,607

Liabilities:
Deposits	5,822,699	—	5,848,540	—	5,848,540
Federal Home Loan Bank advances	50,125	—	50,125	—	50,125
Long-term debt	120,285	—	—	113,624	113,624

	December 31, 2011		September 30, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Securities held to maturity	$330,203	$343,531	$353,739	$369,020
Loans, net	3,995,146	3,800,343	3,963,783	3,787,214

Liabilities:
Deposits	6,097,983	6,093,772	6,005,305	5,998,994
Federal Home Loan Bank advances	40,625	43,236	40,625	43,685
Long-term debt	120,225	115,327	120,206	114,673

Note 13 – Reclassification

Certain 2011 amounts have been reclassified to conform to the 2012 presentation. On June 17, 2011, United completed the reclassification of its common stock in the form of a 1-for-5 reverse stock split, or recombination, whereby each five shares of United’s common stock was reclassified into one share of common stock and each five shares of United’s non-voting common stock was reclassified into one share of non-voting common stock. All share and per share amounts for all periods presented have been adjusted to reflect the reverse split as though it had occurred prior to the earliest period presented.

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

Our businesses and operations are and will be subject to a variety of risks, uncertainties and other factors. Consequently, actual results and experiences may differ materially from those contained in any forward-looking statements. Such risks, uncertainties and other factors that could cause actual results and experiences to differ from those projected include, but are not limited to, the risk factors set forth in our Annual Report on Form 10-K/A for the year ended December 31, 2011, as well as the following factors:

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

•

the formal investigation by the Securities and Exchange Commission (the “SEC”) or any penalty, sanction or further restatement of our previously issued financial statements that may result from such investigation;

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

Additional information with respect to factors that may cause actual results to differ materially from those contemplated by such forward-looking statements may also be included in other reports that United files with the SEC. United cautions that the foregoing list of factors is not exclusive and not to place undue reliance on forward-looking statements. United does not intend to update any forward-looking statement, whether written or oral, relating to the matters discussed in this Form 10-Q.

Overview

The following discussion is intended to provide insight into the results of operations and financial condition of United Community Banks, Inc. (“United”) and its subsidiaries and should be read in conjunction with the consolidated financial statements and accompanying notes.

United is a bank holding company registered with the Board of Governors of the Federal Reserve under the Bank Holding Company Act of 1956 that was incorporated under the laws of the state of Georgia in 1987 and commenced operations in 1988. At September 30, 2012, United had total consolidated assets of $6.70 billion, total loans of $4.14 billion, excluding the loans acquired from Southern Community Bank (“SCB”) that are covered by loss sharing agreements and therefore have a different risk profile. United also had total deposits of $5.82 billion and shareholders’ equity of $585 million.

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

United reported a net income of $10.6 million for the third quarter of 2012. This compared to a net loss of $11.3 million for the third quarter of 2011. Diluted earnings per common share was $.13 for the third quarter of 2012, compared to diluted loss per common share of $.25 for the third quarter of 2011.

For the nine months ended September 30, 2012, United reported net income of $28.6 million. This compared to a net loss of $237 million for the first nine months of 2011, which reflects the credit losses taken in the first quarter associated with United’s problem asset disposition plan (the “Problem Asset Disposition Plan”). United’s Board of Directors adopted the Problem Asset Disposition Plan in the first quarter of 2011 following a private placement transaction that raised $380 million in new capital (the “Private Placement”). Diluted earnings per common share was $.34 for the nine months ended September 30, 2012, compared with a loss per common share of $7.23 for the same period in 2011.

United’s provision for loan losses was $15.5 million for the three months ended September 30, 2012, compared to $36.0 million for the same period in 2011. The third quarter 2011 provision for loan losses included $25.0 million specifically related to United’s largest lending relationship. Net charge-offs for the third quarter of 2012 were $20.6 million, compared to $17.5 million for the third quarter of 2011. For the nine months ended September 30, 2012, United’s provision for loan losses was $48.5 million, compared to $237 million for the same period of 2011. Net charge-offs for the first nine months of 2012 were $55.3 million, compared to $266 million for the first nine months of 2011.

Since the execution of the Problem Asset Disposition Plan in the first quarter of 2011, United’s allowance for loan losses analysis has indicated a lower allowance requirement each quarter than the previous quarter resulting in provisions for loan losses that fall below the amount of net charge-offs. The only exception was the third quarter of 2011 due to the classification of United’s largest lending relationship. As United’s historical loss experience and other credit measures have improved, the amount of estimated loss inherent in the loan portfolio, as measured by United’s quarterly analysis of the allowance for loan losses, has decreased accordingly. In addition, third quarter 2012 net charge-offs included $4.71 million of charge-offs related to note sales and short sales of the collateral underlying certain notes of which $3.57 million of specific reserves had been established in the second quarter.

During the first quarter of 2011, performing substandard loans with a pre-charge down carrying amount of $166 million and nonperforming loans with a pre-charge down carrying amount of $101 million were collectively written down to the expected sales proceeds of $80.6 million, in conjunction with a bulk loan sale that was part of the Problem Asset Disposition Plan (the “Bulk Loan Sale”). United recognized net charge-offs of $186 million related to the transfer of loans to the held for sale classification in the first quarter. The Bulk Loan Sale was completed on April 18, 2011. Proceeds from the sale were greater than originally estimated, resulting in a reduction of second quarter 2011 charge-offs of $7.27 million.

As of September 30, 2012, United’s allowance for loan losses was $108 million, or 2.60% of loans, compared to $146 million, or 3.55% of loans, at September 30, 2011. Nonperforming assets of $142 million, which excludes assets of SCB that are covered by loss sharing agreements with the FDIC, decreased to 2.12% of total assets at September 30, 2012 from 2.74% as of September 30, 2011. Nonperforming asset levels are impacted significantly by the inflow of new nonperforming loans and United’s ability to liquidate foreclosed properties. During the third quarter of 2011, United classified its largest lending relationship of $76.6 million, which caused nonperforming assets to increase for that period. Since that time, nonperforming assets have trended downward.

Taxable equivalent net interest revenue was $57.4 million for the third quarter of 2012, compared to $59.3 million for the same period of 2011. The decrease in net interest revenue was primarily the result of the lower yields on the loan and securities portfolios, which were due to intense loan pricing competition and reinvestment of maturing securities proceeds at record low rates as well as $179 million in lower average investment securities balances for the quarter. Average loans for the quarter declined $46.7 million from the third quarter of 2011. The impact of the decrease in average loan balances was substantially offset by lower deposit rates. Net interest margin increased from 3.55% for the three months ended September 30, 2011 to 3.60% for the same period in 2012. For the nine months ended September 30, 2012, taxable equivalent net interest revenue was $173 million, compared to $175 million for the same period of 2011. Net interest margin increased from 3.42% for the nine months ended September 30, 2011 to 3.52% for the same period in 2012.

Fee revenue increased $2.27 million, or 20%, from the third quarter of 2011 and increased $4.77 million, or 13%, from the first nine months of 2011. The quarterly and year to date increases were due to higher mortgage loan and related fees as well as an increase in service charges and fees. Mortgage refinancing activity continued to accelerate through the third quarter of 2012, as mortgage rates fell to record low levels. New service fees on demand deposit accounts that became effective January 1, 2012 more than offset lower overdraft fees.

For the third quarter of 2012, operating expenses of $44.8 million were down $1.74 million from the third quarter of 2011. Lower salary and employee benefits accounted for $2.34 million of the decrease and were partially offset by 893,000 in higher foreclosed property costs. For the nine months ended September 30, 2012, operating expenses of $136 million were down $74.5 million from the same period of 2011. Foreclosed property costs were down $60.2 million from the first nine months of 2011, due to the writedowns taken in 2011 associated with the Problem Asset Disposition Plan. In addition, salaries and employee benefits were down $4.18 million and FDIC assessments and other regulatory charges were down $4.07 million for the nine months ended September 30, 2012 compared to the same period in 2011.

Recent Developments

On October 3, 2012, United completed a private offering (the “Offering”) of $35 million aggregate principal amount of 9.0% Senior Notes due 2017 (the “Notes”). The Notes were sold to three institutional purchasers (the “Purchasers”) at an offering price of 100% of face amount. Sandler O’Neill & Partners, L.P. served as the placement agent. The proceeds from the Offering of the Notes will be used for general corporate purposes and, principally, to repay $30.5 million in subordinated debt of United that matures on December 15, 2012.

The Notes were issued pursuant to an indenture (the “Indenture”), dated as of October 3, 2012, between United and Wilmington Trust, National Association, as trustee. Interest on the Notes will be payable semi-annually on April 15 and October 15 of each year, beginning on April 15, 2013. The Notes are not redeemable and will mature on October 15, 2017. The Indenture contains covenants that, among other things, limit the ability of United to create liens on the stock of its bank subsidiary.

In connection with the Offering, United agreed to use its commercially reasonable efforts to file within 90 days with the SEC and cause to become effective, a resale registration statement for the benefit of the Purchasers relating to their potential resale of the Notes.

As previously disclosed on United’s Current Report on Form 8-K filed on October 22, 2012, United’s Audit Committee, after a thorough and a competitive process, authorized management to engage PricewaterhouseCoopers LLP (“PwC”) as its independent registered public accounting firm for the year ending December 31, 2013. PwC will replace the current independent registered public accounting firm, Porter Keadle Moore, LLC, upon the completion of the audit for the year ending December 31, 2012.

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

Table 1 - Financial Highlights

Selected Financial Information

	2012			2011			Third Quarter 2012-2011		For the Nine Months Ended		YTD 2012-2011 Change
(in thousands, except per share	Third	Second	First	Fourth	Third
data; taxable equivalent)	Quarter	Quarter	Quarter	Quarter	Quarter		Change		2012	2011
INCOME SUMMARY
Interest revenue	$65,978	$66,780	$70,221	$71,905	$74,543				$202,979	$227,439
Interest expense	8,607	9,944	11,357	12,855	15,262				29,908	52,820

Net interest revenue	57,371	56,836	58,864	59,050	59,281		(3	) %	173,071	174,619	(1	) %
Provision for loan losses	15,500	18,000	15,000	14,000	36,000				48,500	237,000
Fee revenue	13,764	12,867	15,379	12,667	11,498		20		42,010	37,241	13

Total revenue	55,635	51,703	59,243	57,717	34,779				166,581	(25,140)
Operating expenses	44,783	44,310	46,955	51,080	46,520		(4)		136,048	210,519	(35)

Income (loss) before income taxes	10,852	7,393	12,288	6,637	(11,741)				30,533	(235,659)
Income tax expense (benefit)	284	894	760	(3,264)	(402)				1,938	988

Net income (loss)	10,568	6,499	11,528	9,901	(11,339)				28,595	(236,647)
Preferred dividends and discount accretion	3,041	3,032	3,030	3,025	3,019				9,103	8,813

Net income (loss) available to common shareholders	$7,527	$3,467	$8,498	$6,876	$(14,358)				$19,492	$(245,460)

PERFORMANCE MEASURES
Per common share:
Diluted income (loss)	$.13	$.06	$.15	$.12	$(.25)				$.34	$(7.23)
Book value	6.75	6.61	6.68	6.62	6.77		—		6.75	6.77	—
Tangible book value (2)	6.64	6.48	6.54	6.47	6.61		—		6.64	6.61	—

Key performance ratios:
Return on equity (1)(3)	7.43%	3.51%	8.78%	7.40%	(15.06	) %			6.57%	(151.32)%
Return on assets (3)	.63	.37	.66	.56	(.64)				.53	(4.37)
Net interest margin (3)	3.60	3.43	3.53	3.51	3.55				3.52	3.42
Efficiency ratio	62.95	63.84	63.31	71.23	65.73				63.36	99.39
Equity to assets	8.75	8.33	8.19	8.28	8.55				8.42	7.58
Tangible equity to assets (2)	8.66	8.24	8.08	8.16	8.42				8.32	7.47
Tangible common equity to assets (2)	5.73	5.45	5.33	5.38	5.65				5.50	3.23
Tangible common equity to risk- weighted assets (2)	8.44	8.37	8.21	8.25	8.52				8.44	8.52
ASSET QUALITY *
Non-performing loans	$115,001	$115,340	$129,704	$127,479	$144,484				$115,001	$144,484
Foreclosed properties	26,958	30,421	31,887	32,859	44,263				26,958	44,263

Total non-performing assets (NPAs)	141,959	145,761	161,591	160,338	188,747				141,959	188,747
Allowance for loan losses	107,642	112,705	113,601	114,468	146,092				107,642	146,092
Net charge-offs	20,563	18,896	15,867	45,624	17,546				55,326	265,603
Allowance for loan losses to loans	2.60%	2.74%	2.75%	2.79%	3.55%				2.60%	3.55%
Net charge-offs to average loans (3)	1.99	1.85	1.55	4.39	1.68				1.80	8.28
NPAs to loans and foreclosed properties	3.41	3.51	3.88	3.87	4.54				3.41	4.54
NPAs to total assets	2.12	2.16	2.25	2.30	2.74				2.12	2.74
AVERAGE BALANCES ($ in millions)
Loans	$4,147	$4,156	$4,168	$4,175	$4,194		(1)		$4,157	$4,352	(4)
Investment securities	1,971	2,145	2,153	2,141	2,150		(8)		2,089	1,952	7
Earning assets	6,346	6,665	6,700	6,688	6,630		(4)		6,569	6,817	(4)
Total assets	6,648	6,993	7,045	7,019	7,000		(5)		6,894	7,246	(5)
Deposits	5,789	5,853	6,028	6,115	6,061		(4)		5,890	6,329	(7)
Shareholders’ equity	582	583	577	581	598		(3)		580	549	6
Common shares - basic (thousands)	57,880	57,840	57,764	57,646	57,599				57,826	33,973
Common shares - diluted (thousands)	57,880	57,840	57,764	57,646	57,599				57,826	33,973
AT PERIOD END ($ in millions)
Loans *	$4,138	$4,119	$4,128	$4,110	$4,110		1		$4,138	$4,110	1
Investment securities	2,025	1,984	2,202	2,120	2,123		(5)		2,025	2,123	(5)
Total assets	6,699	6,737	7,174	6,983	6,894		(3)		6,699	6,894	(3)
Deposits	5,823	5,822	6,001	6,098	6,005		(3)		5,823	6,005	(3)
Shareholders’ equity	585	576	580	575	583		—		585	583	—
Common shares outstanding (thousands)	57,710	57,641	57,603	57,561	57,510				57,710	57,510

(1)

Net loss available to common shareholders, which is net of preferred stock dividends, divided by average realized common equity, which excludes accumulated other comprehensive income (loss). (2) Excludes effect of acquisition related intangibles and associated amortization. (3) Annualized.

*	Excludes loans and foreclosed properties covered by loss sharing agreements with the FDIC.

Table 1 Continued - Non-GAAP Performance Measures Reconciliation

Selected Financial Information

	2012			2011		For the Nine Months Ended
(in thousands, except per share data; taxable equivalent)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter
						2012	2011
Interest revenue reconciliation
Interest revenue - taxable equivalent	$65,978	$66,780	$70,221	$71,905	$74,543	$202,979	$227,439
Taxable equivalent adjustment	(419)	(444)	(446)	(423)	(420)	(1,309)	(1,284)

Interest revenue (GAAP)	$65,559	$66,336	$69,775	$71,482	$74,123	$201,670	$226,155

Net interest revenue reconciliation
Net interest revenue - taxable equivalent	$57,371	$56,836	$58,864	$59,050	$59,281	$173,071	$174,619
Taxable equivalent adjustment	(419)	(444)	(446)	(423)	(420)	(1,309)	(1,284)

Net interest revenue (GAAP)	$56,952	$56,392	$58,418	$58,627	$58,861	$171,762	$173,335

Total revenue reconciliation
Total operating revenue	$55,635	$51,703	$59,243	$57,717	$34,779	$166,581	$(25,140)
Taxable equivalent adjustment	(419)	(444)	(446)	(423)	(420)	(1,309)	(1,284)

Total revenue (GAAP)	$55,216	$51,259	$58,797	$57,294	$34,359	$165,272	$(26,424)

Income (loss) before taxes reconciliation
Income (loss) before taxes	$10,852	$7,393	$12,288	$6,637	$(11,741)	$30,533	$(235,659)
Taxable equivalent adjustment	(419)	(444)	(446)	(423)	(420)	(1,309)	(1,284)

Income (loss) before taxes (GAAP)	$10,433	$6,949	$11,842	$6,214	$(12,161)	$29,224	$(236,943)

Income tax (benefit) expense reconciliation
Income tax (benefit) expense	$284	$894	$760	$(3,264)	$(402)	$1,938	$988
Taxable equivalent adjustment	(419)	(444)	(446)	(423)	(420)	(1,309)	(1,284)

Income tax (benefit) expense (GAAP)	$(135)	$450	$314	$(3,687)	$(822)	$629	$(296)

Book value per common share reconciliation
Tangible book value per common share	$6.64	$6.48	$6.54	$6.47	$6.61	$6.64	$6.61
Effect of goodwill and other intangibles	.11	.13	.14	.15	.16	.11	.16

Book value per common share (GAAP)	$6.75	$6.61	$6.68	$6.62	$6.77	$6.75	$6.77

Average equity to assets reconciliation
Tangible common equity to assets	5.73%	5.45%	5.33%	5.38%	5.65%	5.50%	3.23%
Effect of preferred equity	2.93	2.79	2.75	2.78	2.77	2.82	4.24

Tangible equity to assets	8.66	8.24	8.08	8.16	8.42	8.32	7.47
Effect of goodwill and other intangibles	.09	.09	.11	.12	.13	.10	.11

Equity to assets (GAAP)	8.75%	8.33%	8.19%	8.28%	8.55%	8.42%	7.58%

Tangible common equity to risk-weighted assets reconciliation
Tangible common equity to risk-weighted assets	8.44%	8.37%	8.21%	8.25%	8.52%	8.44%	8.52%
Effect of other comprehensive income	.36	.28	.10	(.03)	(.29)	.36	(.29)
Effect of trust preferred	1.17	1.19	1.15	1.18	1.19	1.17	1.19
Effect of preferred equity	4.29	4.35	4.23	4.29	4.33	4.29	4.33

Tier I capital ratio (Regulatory)	14.26%	14.19%	13.69%	13.69%	13.75%	14.26%	13.75%

Results of Operations

United reported net income of $10.6 million for the third quarter of 2012. This compared to a net loss of $11.3 million for the same period in 2011. For the third quarter of 2012, diluted earnings per common share was $.13. This compared to a loss per common share of $.25 for the third quarter of 2011. The classification of United’s largest loan relationship and establishment of a $25 million specific reserve for expected losses on that relationship resulted in the loss in the third quarter of 2011. For the nine months ended September 30, 2012, United reported net income of $28.6 million compared to a net loss of $237 million for the same period in 2011. The loss for the nine months ended September 30, 2011 reflects the Board of Directors’ decision in the first quarter of 2011 to adopt the Problem Asset Disposition Plan to quickly dispose of problem assets following the Private Placement at the end of the first quarter. Diluted earnings per common share was $.34 for the nine months ended September 30, 2012, compared with a loss per common share of $7.23 for the same period in 2011.

Net Interest Revenue (Taxable Equivalent)

Net interest revenue (the difference between the interest earned on assets and the interest paid on deposits and borrowed funds) is the single largest component of total revenue. United actively manages this revenue source to provide optimal levels of revenue while balancing interest rate, credit and liquidity risks. Taxable equivalent net interest revenue for the three months ended September 30, 2012 was $57.4 million, down $1.91 million, or 3%, from the third quarter of 2011. The decrease in net interest revenue for the third quarter of 2012 compared to the third quarter of 2011 was mostly due to lower yields on the securities and loan portfolios and a smaller balance of interest-earning assets. United continues its intense focus on loan and deposit pricing in an effort to maintain a steady level of net interest revenue.

Average loans decreased $46.7 million, or 1%, from the third quarter of last year. The decrease in the loan portfolio has begun to stabilize, however there is a high level of competition for quality lending relationships, which continues to put pressure on pricing. While loan balances have declined, United continues to make new loans. During the third quarter of 2012, United funded $137 million in new loans, primarily commercial, small business and residential real estate loans in north Georgia, the Atlanta MSA, east Tennessee and coastal Georgia. The increase in residential real estate loans is primarily the result of the promotion of a new home equity line product.

Average interest-earning assets for the third quarter of 2012 decreased $284 million, or 4%, from the same period in 2011. In addition to the decrease in average loans, average investment securities decreased $179 million from the third quarter of 2011. The average yield on interest-earning assets for the three months ended September 30, 2012, was 4.14%, down 33 basis points from 4.47% for the same period of 2011. The most significant factors in the lower earning asset yield were the lower average yields on the loan and securities portfolios. For the third quarter of 2012, the yield on loans decreased 44 basis points and the yield on securities decreased 55 basis points from the same period a year ago. Partially offsetting the lower loan and securities yields was a higher average yield on other interest-earnings assets due to the use of reverse repurchase agreements including collateral swap transactions where United enters into a repurchase agreement and reverse repurchase agreement or offsetting securities lending transactions simultaneously with the same counterparty subject to a master netting agreement. In these transactions, the offsetting balances are netted on the balance sheet.

Average interest-bearing liabilities decreased $569 million, or 11%, from the third quarter of 2011 due to the rolling off of higher-cost brokered deposits and certificates of deposit as core transaction deposits increased $232 million while overall funding needs decreased. The average cost of interest-bearing liabilities for the third quarter of 2012 was .71% compared to 1.12% for the same period of 2011, reflecting United’s ability to reduce deposit pricing. Also contributing to the overall lower rate on interest-bearing liabilities was a shift in the mix of deposits away from more expensive time deposits toward lower-rate transaction deposits.

The banking industry uses two ratios to measure relative profitability of net interest revenue. The net interest spread measures the difference between the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities. The interest rate spread eliminates the effect of non-interest-bearing deposits and gives a direct perspective on the effect of market interest rate movements. The net interest margin is an indication of the profitability of a company’s balance sheet, and is defined as net interest revenue as a percent of average total interest-earning assets, which includes the positive effect of funding a portion of interest-earning assets with customers’ non-interest-bearing deposits and stockholders’ equity.

For the three months ended September 30, 2012 and 2011, the net interest spread was 3.43% and 3.35%, respectively, while the net interest margin was 3.60% and 3.55%, respectively. Much of the improvement in both ratios is due to shrinking the balance sheet through a smaller securities portfolio and a smaller balance of certificates of deposit.

For the first nine months of 2012, net interest revenue was $173 million, a decrease of $1.55 million, or 1%, from the first nine months of 2011. Average earning assets decreased $248 million, or 4%, during the first nine months of 2012 compared to the same period a year earlier. The yield on earning assets decreased 33 basis points from 4.46% for the nine months ended September 30, 2011 to 4.13% for the nine months ended September 30, 2012 due to declining average loan yields and the abnormally high prepayment activity on mortgage-backed securities in the securities portfolio during 2012. This prepayment activity suppressed the securities portfolio yield by accelerating the amortization of bond purchase premiums and the yields at which the proceeds were reinvested fell short of the yields of the bonds they replaced. The cost of interest-bearing liabilities over the same period decreased 45 basis points. The combined effect of a lower level of interest-earning assets and the decrease in yield on interest-earning assets, which was less than the decrease in cost of interest-bearing liabilities resulted in the net interest margin increasing 10 basis points from the nine months ended September 30, 2011 to the nine months ended September 30, 2012.

The following table shows the relationship between interest revenue and expense, and the average amounts of interest-earning assets and interest-bearing liabilities for the three months ended September 30, 2012 and 2011.

Table 2 - Average Consolidated Balance Sheets and Net Interest Analysis

For the Three Months Ended September 30,

	2012			2011
	Average		Avg.	Average		Avg.
(dollars in thousands, taxable equivalent)	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (1)(2)	$4,147,220	$53,963	5.18%	$4,193,951	$59,394	5.62%
Taxable securities (3)	1,947,780	10,481	2.15	2,125,154	14,324	2.70
Tax-exempt securities (1)(3)	22,895	368	6.43	24,675	399	6.47
Federal funds sold and other interest-earning assets	227,950	1,166	2.05	286,194	426	.60

Total interest-earning assets	6,345,845	65,978	4.14	6,629,974	74,543	4.47

Non-interest-earning assets:
Allowance for loan losses	(112,034)			(128,654)
Cash and due from banks	51,705			53,500
Premises and equipment	171,608			177,798
Other assets (3)	190,439			267,349

Total assets	$6,647,563			$6,999,967

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW	$1,176,087	447	.15	$1,258,929	831	.26
Money market	1,157,655	599	.21	1,024,559	1,129	.44
Savings	221,186	37	.07	199,793	52	.10
Time less than $100,000	1,144,103	2,260	.79	1,448,024	4,539	1.24
Time greater than $100,000	750,828	1,876	.99	940,864	3,456	1.46
Brokered time deposits	176,114	476	1.08	260,423	1,091	1.66

Total interest-bearing deposits	4,625,973	5,695	.49	5,132,592	11,098	.86

Federal funds purchased and other borrowings	55,994	514	3.65	103,850	1,081	4.13
Federal Home Loan Bank advances	44,473	26	.23	40,625	441	4.31
Long-term debt	120,276	2,372	7.85	138,457	2,642	7.57

Total borrowed funds	220,743	2,912	5.25	282,932	4,164	5.84

Total interest-bearing liabilities	4,846,716	8,607	.71	5,415,524	15,262	1.12

Non-interest-bearing liabilities:
Non-interest-bearing deposits	1,163,471			928,788
Other liabilities	55,607			57,427

Total liabilities	6,065,794			6,401,739
Shareholders’ equity	581,769			598,228

Total liabilities and shareholders’ equity	$6,647,563			$6,999,967

Net interest revenue		$57,371			$59,281

Net interest-rate spread			3.43%			3.35%

Net interest margin (4)			3.60%			3.55%

(1)

Interest revenue on tax-exempt securities and loans has been increased to reflect comparable interest on taxable securities and loans. The rate used was 39%, reflecting the statutory federal income tax rate and the federal tax adjusted state income tax rate.

(2)	Included in the average balance of loans outstanding are loans where the accrual of interest has been discontinued and loans that are held for sale.
(3)	Securities available for sale are shown at amortized cost. Pretax unrealized gains of $22.9 million in 2012 and $37.9 million in 2011 are included in other assets for purposes of this presentation.
(4)	Net interest margin is taxable equivalent net-interest revenue divided by average interest-earning assets.

The following table shows the relationship between interest revenue and expense, and the average amounts of interest-earning assets and interest-bearing liabilities for the nine months ended September 30, 2012 and 2011.

Table 3 - Average Consolidated Balance Sheets and Net Interest Analysis

For the Nine Months Ended September 30,

	2012			2011
	Average		Avg.	Average		Avg.
(dollars in thousands, taxable equivalent)	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (1)(2)	$4,157,057	$164,101	5.27%	$4,351,524	$181,422	5.57%
Taxable securities (3)	2,065,112	34,035	2.20	1,926,365	42,210	2.92
Tax-exempt securities (1)(3)	24,187	1,207	6.65	25,178	1,234	6.53
Federal funds sold and other interest-earning assets	322,998	3,636	1.50	514,392	2,573	.67

Total interest-earning assets	6,569,354	202,979	4.13	6,817,459	227,439	4.46

Non-interest-earning assets:
Allowance for loan losses	(115,252)			(145,689)
Cash and due from banks	52,755			102,251
Premises and equipment	173,410			178,694
Other assets (3)	214,068			293,386

Total assets	$6,894,335			$7,246,101

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW	$1,304,159	1,587	.16	$1,313,752	3,191	.32
Money market	1,120,091	1,901	.23	977,863	4,656	.64
Savings	214,280	112	.07	194,433	193	.13
Time less than $100,000	1,199,563	7,806	.87	1,509,753	14,980	1.33
Time greater than $100,000	783,370	6,354	1.08	973,335	11,480	1.58
Brokered time deposits	162,682	1,684	1.38	475,687	5,353	1.50

Total interest-bearing deposits	4,784,145	19,444	.54	5,444,823	39,853	.98

Federal funds purchased and other borrowings	85,022	2,463	3.87	102,711	3,197	4.16
Federal Home Loan Bank advances	153,539	882	.77	49,442	1,601	4.33
Long-term debt	120,256	7,119	7.91	146,221	8,169	7.47

Total borrowed funds	358,817	10,464	3.90	298,374	12,967	5.81

Total interest-bearing liabilities	5,142,962	29,908	.78	5,743,197	52,820	1.23

Non-interest-bearing liabilities:
Non-interest-bearing deposits	1,105,607			884,417
Other liabilities	65,390			69,131

Total liabilities	6,313,959			6,696,745
Shareholders’ equity	580,376			549,356

Total liabilities and shareholders’ equity	$6,894,335			$7,246,101

Net interest revenue		$173,071			$174,619

Net interest-rate spread			3.35%			3.23%

Net interest margin (4)			3.52%			3.42%

(1)

Interest revenue on tax-exempt securities and loans has been increased to reflect comparable interest on taxable securities and loans. The rate used was 39%, reflecting the statutory federal income tax rate and the federal tax adjusted state income tax rate.

(2)	Included in the average balance of loans outstanding are loans where the accrual of interest has been discontinued and loans that are held for sale.
(3)	Securities available for sale are shown at amortized cost. Pretax unrealized gains of $24.1 million in 2012 and $32.4 million in 2011 are included in other assets for purposes of this presentation.
(4)	Net interest margin is taxable equivalent net-interest revenue divided by average interest-earning assets.

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

Table 4 - Change in Interest Revenue and Expense on a Taxable Equivalent Basis

(in thousands)

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	Compared to 2011 Increase (decrease) Due to Changes in			Compared to 2011 Increase (decrease) Due to Changes in
	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Loans	$(655)	$(4,776)	$(5,431)	$(7,911)	$(9,410)	$(17,321)
Taxable securities	(1,125)	(2,718)	(3,843)	2,871	(11,046)	(8,175)
Tax-exempt securities	(29)	(2)	(31)	(49)	22	(27)
Federal funds sold and other interest-earning assets	(103)	843	740	(1,232)	2,295	1,063

Total interest-earning assets	(1,912)	(6,653)	(8,565)	(6,321)	(18,139)	(24,460)

Interest-bearing liabilities:
NOW accounts	(52)	(332)	(384)	(23)	(1,581)	(1,604)
Money market accounts	132	(662)	(530)	597	(3,352)	(2,755)
Savings deposits	6	(21)	(15)	18	(99)	(81)
Time deposits less than $100,000	(825)	(1,454)	(2,279)	(2,682)	(4,492)	(7,174)
Time deposits greater than $100,000	(612)	(968)	(1,580)	(1,971)	(3,155)	(5,126)
Brokered deposits	(293)	(322)	(615)	(3,271)	(398)	(3,669)

Total interest-bearing deposits	(1,644)	(3,759)	(5,403)	(7,332)	(13,077)	(20,409)

Federal funds purchased & other borrowings	(451)	(116)	(567)	(523)	(211)	(734)
Federal Home Loan Bank advances	38	(453)	(415)	1,377	(2,096)	(719)
Long-term debt	(357)	87	(270)	(1,515)	465	(1,050)

Total borrowed funds	(770)	(482)	(1,252)	(661)	(1,842)	(2,503)

Total interest-bearing liabilities	(2,414)	(4,241)	(6,655)	(7,993)	(14,919)	(22,912)

Increase (decrease) in net interest revenue	$502	$(2,412)	$(1,910)	$1,672	$(3,220)	$(1,548)

Provision for Loan Losses

The provision for loan losses is based on management’s evaluation of losses inherent in the loan portfolio and corresponding analysis of the allowance for loan losses at quarter-end. The provision for loan losses was $15.5 million and $48.5 million, respectively, for the third quarter and the first nine months of 2012, respectively, compared to $36.0 million and $237 million, respectively, for the same periods in 2011. The provision for loan losses in 2011 reflects $25 million in the third quarter specifically related to United’s largest loan relationship. The provision for the first nine months of 2011 also reflects the execution of the Problem Asset Disposition Plan which included losses from the Bulk Loan Sale in the first and second quarters. The amount of provision recorded in each period was the amount required such that the total allowance for loan losses reflected the appropriate balance, in the estimation of management, that was sufficient to cover inherent losses in the loan portfolio. For the three and nine months ended September 30, 2012, net loan charge-offs as an annualized percentage of average outstanding loans were 1.99% and 1.80%, respectively, compared to 1.68% and 8.28%, respectively, for the same periods in 2011. About $4.70 million in net charge-offs taken during the third quarter of 2012 were due to note sales and short sales of performing substandard and nonperforming loans that had been assigned specific reserves in the previous quarter.

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

Fee Revenue

Operating fee revenue for the three and nine months ended September 30, 2012 was $13.8 million and $42.0 million, respectively, an increase of $2.27 million, or 20%, compared to third quarter of 2011, and an increase of $4.77 million, or 13%, from the year-to-date period of 2011. The following table presents the components of fee revenue for the third quarters and first nine months of 2012 and 2011.

Table 5 - Fee Revenue

(in thousands)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2012	2011	Amount	Percent	2012	2011	Amount	Percent
Overdraft fees	$3,362	$3,541	$(179)	(5)	$9,839	$10,709	$(870)	(8)
Debit card fees	3,063	3,302	(239)	(7)	9,407	9,111	296	3
Other service charges and fees	1,271	691	580	84	4,049	2,042	2,007	98

Service charges and fees	7,696	7,534	162	2	23,295	21,862	1,433	7
Mortgage loan and related fees	2,800	1,148	1,652	144	7,221	3,594	3,627	101
Brokerage fees	709	836	(127)	(15)	2,331	2,204	127	6
Securities gains, net	—	—	—		7,047	838	6,209
Losses from prepayment of debt	—	—	—		(6,681)	(791)	(5,890)
Hedge ineffectiveness	608	575	33		543	4,687	(4,144)
Other	1,951	1,405	546	39	8,254	4,847	3,407	70

Total fee revenue	$13,764	$11,498	$2,266	20	$42,010	$37,241	$4,769	13

Service charges and fees of $7.70 million were up $162,000, or 2%, from the third quarter of 2011. For the first nine months of 2012, service charges and fees of $23.3 million were up $1.43 million, or 7%, from the same period in 2011. The increase was primarily due to new charges on low balance deposit accounts that more than offset a decline in overdraft fees resulting from decreased utilization of our courtesy overdraft services.

Mortgage loans and related fees for the third quarter and first nine months of 2012 were up $1.65 million, or 144%, and $3.63 million, or 101%, respectively, from the same periods in 2011. In the third quarter of 2012, United closed 685 loans totaling $108 million compared with 387 loans totaling $57 million in the third quarter of 2011. Origination volumes were driven by the changing interest rate environment which had a significant impact on refinancing activity. Year-to-date mortgage production in 2012 amounted to 1,709 loans totaling $269 million, compared to 1,217 loans totaling $182 million for the same period in 2011.

There were no net securities gains in the third quarter of 2012 or 2011 and $7.05 million and $838,000, respectively, for the first nine months of 2012 and 2011. For the first nine months of 2012 and 2011, United also recognized charges from the prepayment of Federal Home Loan Bank advances and structured repurchase agreements. The losses were part of the same balance sheet management activities that resulted in the securities gains. The balance sheet management activities included the sale of $175 million in securities and the prepayment of $75 million in fixed rate borrowings during the second quarter of 2012, the effect of which was to reduce sensitivity to rising interest rates and improve the net interest margin. The securities gains and prepayment losses were mostly offsetting and had little net impact on financial results in the periods incurred.

In the third quarter of 2012, United recognized $608,000 in net gains from hedge ineffectiveness compared with $575,000 in the third quarter of 2011. Third quarter 2012 hedge ineffectiveness is reported net of $271,500 in accelerated amortization of prepaid broker fees on a brokered certificate of deposit that was called during the quarter. The brokered certificate of deposit was called at the same time the callable swap that was hedging the brokered certificate of deposit was called. The accelerated amortization is presented as a component of hedge ineffectiveness as the broker fee was embedded in the swap contract that was hedging the fair value of the brokered certificate of deposit and therefore resulted in an offsetting gain at he time the swap was called.

For the first nine months of 2012, United recognized $543,000 in gains from hedge ineffectiveness compared with $4.69 million in gains for the same period of 2011. Much of the hedge ineffectiveness relates to terminated cash flow hedges where the gains realized on the terminated positions are being deferred over the original term of the derivative instrument. The ineffectiveness, which was caused by a decrease in qualifying prime-based loans, results in the accelerated recognition of the deferred gains. In 2012, much of the hedge ineffectiveness gains and losses resulted from ineffectiveness on fair value hedges of brokered deposits.

Other fee revenue of $1.95 million for the third quarter of 2012 was up $546,000, or 39%. Fees from customer swap transactions earned under United’s recently initiated back-to-back customer swap program account for $279,000 of the increase. Also contributing to the increase were gains and losses on United’s deferred compensation plan assets. In the third quarter of 2012, United reported gains of $153,000 compared with losses of $386,000 for the same period of 2011. Gains and losses on deferred compensation plan assets are completely offset in salaries and employee benefit expense by losses and gains on United’s deferred compensation plan liability.

For the first nine months of 2012, other fee revenue of $8.25 million was up $3.41 million, or 70%, from the same period in 2011. The first nine months of 2012 included $1.10 million in interest received for 2008’s federal tax refund and $728,000 in gains from the sale of low income housing tax credits, which were recorded in the first quarter. Mark to market adjustments on deferred compensation plan assets account for most of the remaining increase.

Operating Expenses

The following table presents the components of operating expenses for the three and nine months ended September 30, 2012 and 2011.

Table 6 - Operating Expenses

(in thousands)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2012	2011	Amount	Percent	2012	2011	Amount	Percent
Salaries and employee benefits	$22,918	$25,262	$(2,344)	(9)	$72,440	$76,622	$(4,182)	(5)
Communications and equipment	3,254	3,284	(30)	(1)	9,620	10,006	(386)	(4)
Occupancy	3,539	3,794	(255)	(7)	10,849	11,673	(824)	(7)
Advertising and public relations	934	1,052	(118)	(11)	2,868	3,347	(479)	(14)
Postage, printing and supplies	954	1,036	(82)	(8)	2,849	3,239	(390)	(12)
Professional fees	2,180	2,051	129	6	6,107	7,731	(1,624)	(21)
FDIC assessments and other regulatory charges	2,537	2,603	(66)	(3)	7,592	11,660	(4,068)	(35)
Amortization of intangibles	728	748	(20)	(3)	2,190	2,270	(80)	(4)
Other	4,033	3,877	156	4	12,151	14,368	(2,217)	(15)

Total excluding foreclosed property expenses	41,077	43,707	(2,630)	(6)	126,666	140,916	(14,250)	(10)
Net losses (gains) on sales of foreclosed properties	350	(804)	1,154		174	7,998	(7,824)
Foreclosed property write downs	2,394	1,772	622		5,513	53,475	(47,962)
Foreclosed property maintenance expenses	962	1,845	(883)	(48)	3,695	8,130	(4,435)	(55)

Total operating expenses	$44,783	$46,520	$(1,737)	(4)	$136,048	$210,519	$(74,471)	(35)

Operating expenses for the third quarter of 2012 totaled $44.8 million, down $1.74 million, or 4%, from the third quarter of 2011. For the nine months ended September 30, 2012, operating expenses totaled $136 million, down $74.5 million, or 35%, from the same period in 2011. Higher foreclosed property losses incurred in connection with United’s Problem Asset Disposition Plan were reflected in the nine months ended September 30, 2011. Excluding foreclosed property costs, total operating expenses were $41.1 million and $127 million, respectively, for the three and nine months ended September 30, 2012, down $2.63 million, or 6%, from the third quarter of 2011 and down $14.3 million, or 10%, from a year ago. Decreases in operating expenses occurred in nearly every category reflecting management’s focused efforts in reducing costs and improving operating efficiency.

Salaries and employee benefits for the third quarter of 2012 were $22.9 million, down $2.34 million, or 9%, from the same period of 2011. For the first nine months of 2012, salaries and employee benefits of $72.4 million were down $4.18 million, or 5%, from the first nine months of 2011. The decrease was due to a combination of reduced staffing, lower group medical insurance costs and a 50% reduction in the matching contribution on United’s 401(k) and profit sharing plan that became effective on April 1, 2012. Headcount totaled 1,592 at September 30, 2012, compared to 1,762 at September 30, 2011, a decrease of 170 positions.

Occupancy expense of $3.54 million and $10.8 million, respectively, for the third quarter and first nine months of 2012 was down $255,000, or 7%, and down $824,000, or 7%, respectively, compared to the same periods of 2011. The decrease was across all subcategories of occupancy expense including building maintenance, insurance and depreciation.

Advertising and public relations expense for the third quarter of 2012 totaled $934,000, down $118,000, or 11%, from the third quarter of 2011. For the nine months ended September 30, 2012 and 2011, advertising and public relations expense totaled $2.87 million and $3.35 million, respectively. The decrease for both periods is due to efforts to reduce discretionary spending.

Postage, printing and supplies expense for the third quarter of 2012 totaled $954,000, down $82,000, or 8%, from the same period of 2011. For the nine months ended September 30, 2012 and 2011, postage, printing and supplies expense totaled $2.85 million and $3.24 million, respectively. The decrease was primarily due to lower postage and outside courier expenses reflecting further use of electronic statements and technology.

Professional fees for the third quarter of 2012 of $2.18 million were up $129,000, or 6%, from the same period in 2011. For the nine months ended September 30, 2012 professional fees of $6.11 million were down $1.62 million, or 21%, primarily due to professional service costs associated with the Bulk Loan Sale that were incurred in the first quarter of 2011.

FDIC assessments and other regulatory charges of $2.54 million and $7.59 million, respectively, for the third quarter and first nine months of 2012, decreased $66,000, or 3%, from the third quarter of 2011 and decreased $4.07 million, or 35%, compared to the first nine months of 2011. The FDIC’s change to an asset based formula effective April 1, 2011 was more favorable to United and lowered United’s assessment. United’s assessment rate was reduced further late in the second quarter of 2011.

Other expense of $4.03 million for the third quarter of 2012 increased $156,000 from the third quarter of 2011. Year-to-date, other expense of $12.2 million decreased $2.22 million from the first nine months of 2011. The year-to-date decrease was primarily due to $2.60 million of property taxes and other loan collateral costs incurred to prepare loans for the Bulk Loan Sale in the first quarter of 2011. The increase for the quarter was primarily due to higher loan collection costs and other lending support.

Net losses on sales of foreclosed property totaled $350,000 for the third quarter of 2012, compared to net gains on sale of $804,000 for the third quarter of 2011. For the nine months ended September 30, 2012, net losses on sale were $174,000 compared to net losses on sale of $8.00 million for the same period of the prior year. Foreclosed property write-downs for the third quarter and first nine months of 2012 were $2.39 million and $5.51 million, respectively, compared to $1.77 million and $53.5 million, respectively, a year ago. The year to date decrease reflected higher write downs in the first half of 2011 on foreclosed properties to expedite sales under the Problem Asset Disposition Plan. The third quarter increase reflects some property value deterioration on reappraised properties. Foreclosed property maintenance expenses include legal fees, property taxes, marketing costs, utility services, maintenance and repair charges that totaled $962,000 and $3.70 million, respectively, for the third quarter and first nine months of 2012 compared with $1.85 million and $8.13 million, respectively, a year ago.

Income Taxes

Income tax benefit for the third quarter of 2012 was $135,000 as compared with income tax benefit of $822,000 for the third quarter of 2011, representing an effective tax rate of approximately (1.29)% and 6.76%, respectively. Because of the full valuation allowance on United’s net deferred tax asset, United’s tax expense on its pre-tax earnings represents adjustments to its reserve for uncertain tax positions and amounts payable under the Federal Alternative Minimum Tax.

At September 30, 2012, United reported no net deferred tax asset due to a full valuation allowance of $272 million. The Financial Accounting Standard’s Board Accounting Standards Codification (“ASC”) 740, Income Taxes, requires that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. Management considers both positive and negative evidence and analyzes changes in near-term market conditions as well as other factors which may impact future operating results. In making such judgments, significant weight is given to evidence that can be objectively verified. The deferred tax assets are analyzed quarterly for changes affecting realizability. Because management has determined that the objective negative evidence outweighs the positive evidence, management has established a full valuation allowance against its net deferred tax asset. Currently, the significant positive evidence in our analysis includes a return to profitability for four consecutive quarterly periods and improvements in our profitability, capital levels, credit measures and asset quality ratios. The most significant negative evidence continues to be the historic losses recorded by United as a result of the financial and economic crisis, including the cumulative three-year loss position. However, with continued positive trends and experience of our financial performance and credit quality during the third quarter of 2012, the reliability of financial and credit projections may be given more weight in future periods if our current trends and performance continue.

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

Balance Sheet Review

Total assets at September 30, 2012, December 31, 2011 and September 30, 2011 were $6.70 billion, $6.98 billion and $6.89 billion, respectively. Average total assets for the third quarter of 2012 were $6.65 billion, down from $7.00 billion in the third quarter of 2011.

The following table presents a summary of the loan portfolio.

Table 7 - Loans Outstanding (excludes loans covered by loss share agreement)

(in thousands)

	September 30, 2012	December 31, 2011	September 30, 2011
By Loan Type
Commercial (secured by real estate)	$1,819,155	$1,821,414	$1,771,101
Commercial & industrial	459,997	428,249	429,043
Commercial construction	160,765	164,155	168,531

Total commercial	2,439,917	2,413,818	2,368,675
Residential mortgage	1,174,236	1,134,902	1,149,678
Residential construction	388,742	448,391	474,552
Consumer installment	134,950	112,503	116,970

Total loans	$4,137,845	$4,109,614	$4,109,875

As a percentage of total loans:
Commercial (secured by real estate)	44%	44%	43%
Commercial & industrial	11	10	10
Commercial construction	4	4	4

Total commercial	59	58	57
Residential mortgage	28	28	28
Residential construction	10	11	12
Consumer installment	3	3	3

Total	100%	100%	100%

By Geographic Location
North Georgia	$1,383,439	$1,425,811	$1,478,179
Atlanta MSA	1,257,548	1,219,652	1,192,496
North Carolina	578,643	597,446	607,284
Coastal Georgia	379,747	346,189	315,597
Gainesville MSA	255,897	264,567	271,705
East Tennessee	282,571	255,949	244,614

Total loans	$4,137,845	$4,109,614	$4,109,875

Substantially all of United’s loans are to customers located in the immediate market areas of its community banks in Georgia, North Carolina, and Tennessee, including customers who have a seasonal residence in United’s market areas. More than 85% of the loans are secured by real estate. At September 30, 2012, total loans, excluding loans acquired from SCB that are covered by loss sharing agreements with the FDIC, were $4.14 billion, an increase of $28.0 million, or 1%, from September 30, 2011. The rate of loan growth began to decline in the first quarter of 2007 and the balances have continued to decline over the last four years. The decrease in the loan portfolio began with deterioration in the residential construction and housing markets. This deterioration resulted in part as an oversupply of lot inventory, houses and land within United’s markets, which further slowed construction activities and acquisition and development projects. The resulting recession that began in the housing market led to high rates of unemployment that resulted in stress in the other segments of United’s loan portfolio. Despite the weak economy and lack of loan demand, United has continued to pursue lending opportunities which resulted in $137 million in new loans funded during the third quarter of 2012 and net positive loan growth of $28.2 million in the first nine months of 2012. The rate of decrease in the loan portfolio dropped significantly following the execution of the Problem Asset Disposition Plan in the first quarter of 2011 and has continued to stabilize resulting in the modest growth in the first nine months of 2012. The increase from December 31, 2011 and a year ago in residential mortgage in the table above reflects a successful home equity line promotion that has gained traction in United’s footprint. The increase in consumer installment loans reflects purchases of approximately $20 million in indirect auto loans over the last two quarters.

Asset Quality and Risk Elements

United manages asset quality and controls credit risk through review and oversight of the loan portfolio as well as adherence to policies designed to promote sound underwriting and loan monitoring practices. United’s credit administration function is responsible for monitoring asset quality and Board-approved portfolio limits, establishing credit policies and procedures and enforcing the consistent application of these policies and procedures among all of the community banks. Additional information on the credit administration function is included in Item 1 under the heading Loan Review and Non-performing Assets in United’s Annual Report on Form 10-K for the year ended December 31, 2011.

United classifies performing loans as “substandard” when there is a well-defined weakness or weaknesses that jeopardize the repayment by the borrower and there is a distinct possibility that United could sustain some loss if the deficiency is not corrected. The table below presents performing substandard loans for the last five quarters.

Table 8 - Performing Substandard Loans

(in thousands)

	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011
By Category
Commercial (sec. by RE)	$126,332	$148,418	$133,840	$143,058	$134,356
Commercial & industrial	18,740	15,916	17,217	15,753	24,868
Commercial construction	27,180	37,876	23,256	18,510	26,530

Total commercial	172,252	202,210	174,313	177,321	185,754
Residential mortgage	72,198	73,277	75,736	76,442	76,707
Residential construction	35,170	45,450	64,274	71,955	76,179
Consumer installment	2,886	2,706	2,610	2,751	2,703

Total	$282,506	$323,643	$316,933	$328,469	$341,343

By Market
North Georgia	$116,871	$121,358	$131,253	$134,945	$156,063
Atlanta MSA	79,242	105,647	94,191	99,453	97,906
North Carolina	34,998	38,049	38,792	40,302	36,724
Coastal Georgia	12,998	20,164	19,342	24,985	23,966
Gainesville MSA	21,219	20,524	18,745	17,338	19,615
East Tennessee	17,178	17,901	14,610	11,446	7,069

Total loans	$282,506	$323,643	$316,933	$328,469	$341,343

At September 30, 2012, performing substandard loans totaled $283 million and decreased $41.1 million from the prior quarter-end, and decreased $58.8 million from a year ago. The decrease from the second quarter of 2012 was primarily in commercial loans in the Atlanta MSA. The decrease from the third quarter of 2011 was primarily in residential construction, primarily in north Georgia, the Atlanta MSA and coastal Georgia.

Reviews of substandard performing and non-performing loans, troubled debt restructures, past due loans and larger credits, are conducted on a regular basis with management each quarter and are designed to identify risk migration and potential charges to the allowance for loan losses. These reviews are presented by the responsible lending officers and specific action plans are discussed along with the financial strength of borrowers, the value of the applicable collateral, past loan loss experience, anticipated loan losses, changes in risk profile, the effect of prevailing economic conditions on the borrower along with other factors specific to the borrower and its industry. In addition to United’s internal loan review, United also uses external loan review to ensure the independence of the loan review process.

The following table presents a summary of the changes in the allowance for loan losses for the three and nine months ended September 30, 2012 and 2011.

Table 9 - Allowance for Loan Losses

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	Total	Total	Total	Problem (1) Asset Disposition Plan	Other	Total
Balance beginning of period	$112,705	$127,638	$114,468			$174,695
Provision for loan losses	15,500	36,000	48,500			237,000
Charge-offs:
Commercial (secured by real estate)	8,445	2,270	16,791	$44,052	$10,358	54,410
Commercial (commercial and industrial)	343	866	1,987	3,411	2,421	5,832
Commercial construction	3,198	1,705	3,650	47,237	5,163	52,400
Residential mortgage	3,575	6,399	13,356	30,139	17,603	47,742
Residential construction	6,231	7,668	21,706	78,653	28,039	106,692
Consumer installment	442	970	1,603	297	2,652	2,949

Total loans charged-off	22,234	19,878	59,093	203,789	66,236	270,025

Recoveries:
Commercial (secured by real estate)	271	78	571	—	352	352
Commercial (commercial and industrial)	602	446	802	—	849	849
Commercial construction	8	80	38	—	191	191
Residential mortgage	48	289	592	—	660	660
Residential construction	555	1,287	1,153	—	1,544	1,544
Consumer installment	187	152	611	—	826	826

Total recoveries	1,671	2,332	3,767	—	4,422	4,422

Net charge-offs	20,563	17,546	55,326	$203,789	$61,814	265,603

Balance end of period	$107,642	$146,092	$107,642			$146,092

Total loans: *
At period-end	$4,137,845	$4,109,875	$4,137,845			$4,109,875
Average	4,107,608	4,132,526	4,112,727			4,286,260
Allowance as a percentage of period-end loans	2.60%	3.55%	2.60			3.55%
As a percentage of average loans:
Net charge-offs (annualized)	1.99	1.68	1.80			8.28
Provision for loan losses (annualized)	1.50	3.46	1.58			7.39
Allowance as a percentage of non-performing loans	94	101	94			101

*	Excludes loans covered by loss sharing agreements with the FDIC
(1)

During the first quarter of 2011, United’s Problem Asset Dispostion Plan resulted in charge-offs totaling $186 million related to the Bulk Loan Sale that closed on April 18, 2011. The charge-offs were estimated based on indicative bids from prospective purchasers. Also in the first quarter related to United’s Problem Asset Disposition Plan was an additional $9.5 million in charge-offs related to other bulk loan sales that were completed in the first quarter of 2011 and $15.6 million in charge-offs on foreclosed properties related to the Problem Asset Disposition Plan. The loans sold in the Bulk Loan Sale that closed April 18, 2011 were reported in the loans held for sale category at March 31, 2011. Actual losses upon closing of the Bulk Loan Sale were $179 resulting in a $7.269 million reduction in charge-offs in the second quarter. Total losses related to the Problem Asset Disposition Plan for the first nine months of 2011 were $203.8 million.

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

At September 30, 2012 the allowance for loan losses was $108 million, or 2.60% of loans, compared with $114 million, or 2.79% of loans, at December 31, 2011 and $146 million, or 3.55% of loans, at September 30, 2011. The declining balance of the allowance for loan losses over the last four quarters reflects an overall improving trend in credit quality of the loan portfolio.

Management believes that the allowance for loan losses at September 30, 2012 reflects the losses inherent in the loan portfolio. This assessment involves uncertainty and judgment; therefore, the adequacy of the allowance for loan losses cannot be determined with precision and may be subject to change in future periods. The amount of any changes could be significant if management’s assessment of loan quality or collateral values change substantially with respect to one or more loan relationships or portfolios. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require adjustments to the provision for loan losses in future periods if, in their opinion, the results of their review warrant such additions. See the “Critical Accounting Policies” section for additional information on the allowance for loan losses.

Nonperforming Assets

The table below summarizes nonperforming assets, excluding SCB’s assets covered by the loss-sharing agreement with the FDIC. Those assets have been excluded from nonperforming assets, as the loss-sharing agreement with the FDIC and purchase price adjustments to reflect credit losses effectively eliminate the likelihood of recognizing any losses on the covered assets.

Table 10 - Nonperforming Assets

(in thousands)

	September 30, 2012	December 31, 2011	September 30, 2011
Nonperforming loans*	$115,001	$127,479	$144,484
Foreclosed properties (OREO)	26,958	32,859	44,263

Total nonperforming assets	$141,959	$160,338	$188,747

Nonperforming loans as a percentage of total loans	2.78%	3.10%	3.52
Nonperforming assets as a percentage of total loans and OREO	3.41	3.87	4.54
Nonperforming assets as a percentage of total assets	2.12	2.30	2.74

*	There were no loans 90 days or more past due that were still accruing at period end.

At September 30, 2012, nonperforming loans were $115 million, compared to $127 million at December 31, 2011 and $144 million at September 30, 2011. Nonperforming loans have steadily decreased in dollar amount and as a percentage of total loans following the classification of United’s largest lending relationship in the third quarter of 2011. Nonperforming assets, which include nonperforming loans and foreclosed real estate, totaled $142 million at September 30, 2012, compared with $160 million at December 31, 2011 and $189 million at September 30, 2011. United sold $8.82 million and $27.9 million, respectively, of foreclosed properties during the third quarter and first nine months of 2012 which helped to lower the balance of foreclosed properties by 39% compared to September 30, 2011.

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

Table 11 - Nonperforming Assets by Quarter (1)

(in thousands)

	September 30, 2012			December 31, 2011			September 30, 2011
	Nonaccrual Loans	Foreclosed Properties	Total NPAs	Nonaccrual Loans	Foreclosed Properties	Total NPAs	Nonaccrual Loans		Foreclosed Properties	Total NPAs
BY CATEGORY
Commercial (sec. by RE)	$25,896	$8,767	$34,663	$27,322	$9,745	$37,067	$21,998		$8,880	$30,878
Commercial & industrial	32,678	—	32,678	34,613	—	34,613	53,009		—	53,009
Commercial construction	18,590	3,121	21,711	16,655	3,336	19,991	11,370		5,862	17,232

Total commercial	77,164	11,888	89,052	78,590	13,081	91,671	86,377		14,742	101,119
Residential mortgage	13,996	6,031	20,027	22,358	6,927	29,285	22,671		7,960	30,631
Residential construction	22,935	9,039	31,974	25,523	12,851	38,374	34,472		21,561	56,033
Consumer installment	906	—	906	1,008	—	1,008	964		—	964

Total NPAs	$115,001	$26,958	$141,959	$127,479	$32,859	$160,338	$144,484		$44,263	$188,747

Balance as a % of Unpaid Principal	68.8%	36.4%	58.8%	71.3%	35.9%	59.3%	77.8	% (2)	33.4%	59.3	% (2)
BY MARKET
North Georgia	$72,211	$14,582	$86,793	$88,600	$15,136	$103,736	$105,078		$17,467	$122,545
Atlanta MSA	21,349	5,926	27,275	14,480	6,169	20,649	13,350		12,971	26,321
North Carolina	9,622	2,771	12,393	15,100	5,365	20,465	13,243		7,941	21,184
Coastal Georgia	6,822	864	7,686	5,248	1,620	6,868	5,600		2,354	7,954
Gainesville MSA	840	1,328	2,168	2,069	3,760	5,829	5,311		2,495	7,806
East Tennessee	4,157	1,487	5,644	1,982	809	2,791	1,902		1,035	2,937

Total NPAs	$115,001	$26,958	$141,959	$127,479	$32,859	$160,338	$144,484		$44,263	$188,747

(1)	Excludes non-performing loans and foreclosed properties covered by the loss-sharing agreement with the FDIC, related to the acquisition of SCB.
(2)

These amounts were significantly impacted by the placing of United’s largest lending relationship on nonaccrual status. Excluding that loan relationship which had a $25 million special allowance allocation as of September 30, 2011, the balance of nonaccrual loans and total nonperforming assets as a percentage of unpaid principal was 62.2% and 46.4%, respectively, at September 30, 2011.

Nonperforming assets in the residential construction category were $32.0 million at September 30, 2012, compared with $56.0 million at September 30, 2011, a decrease of $24.1 million, or 43%. Commercial nonperforming assets decreased from $101 million at September 30, 2011 to $89.1 million at September 30, 2012. Residential mortgage non-performing assets of $20.0 million decreased $10.6 million from September 30, 2011.

At September 30, 2012, December 31, 2011, and September 30, 2011 United had $166 million, $124 million and $75.7 respectively, in loans with terms that have been modified in a troubled debt restructuring (“TDR”). Included therein were $28.0 million, $17.9 million and $5.91 million of TDRs that were not performing in accordance with their modified terms and were included in nonperforming loans. The remaining TDRs with an aggregate balance of $138 million, $106 million and $69.8 million, respectively, were performing according to their modified terms and are therefore not considered to be nonperforming assets.

At September 30, 2012, December 31, 2011, and September 30, 2011, there were $269 million, $257 million and $183 million, respectively, of loans classified as impaired under the definition outlined in the Accounting Standards Codification. Included in impaired loans at September 30, 2012, December 31, 2011 and September 30, 2011, was $174 million, $189 million and $66.6 million, respectively, that did not require specific reserves or had previously been charged down to net realizable value. The balance of impaired loans at September 30, 2012, December 31, 2011 and September 30, 2011, of $94.4 million, $68.8 million and $116 million, respectively, had specific reserves that totaled $12.9 million, $14.8 million and $33.5 million, respectively. The average recorded investment in impaired loans for the third quarters of 2012 and 2011 was $276 million and $109 million, respectively. For the three and nine months ended September 30, 2012, United recognized $2.11 million and $6.80 million, respectively, in interest revenue on impaired loans. For both the three and nine months ended September 30, 2011, United recognized $797,000 in interest revenue on impaired loans. United’s policy is to discontinue the recognition of interest revenue for loans classified as impaired under ASC 310-10-35, Receivables, when a loan meets the criteria for nonaccrual status.

The table below summarizes activity in non-performing assets by quarter. Assets covered by loss sharing agreements with the FDIC, related to the acquisition of SCB, are not included in this table.

Table 12 - Activity in Nonperforming Assets by Quarter

(in thousands)

	Third Quarter 2012			Third Quarter 2011
	Nonaccrual Loans	Foreclosed Properties	Total NPAs	Nonaccrual Loans	Foreclosed Properties	Total NPAs
Beginning Balance	$115,340	$30,421	$145,761	$71,065	$47,584	$118,649
Loans placed on non-accrual (1)	30,535	—	30,535	103,365	—	103,365
Payments received	(3,646)	—	(3,646)	(3,995)	—	(3,995)
Loan charge-offs	(19,227)	—	(19,227)	(15,335)	—	(15,335)
Foreclosures	(8,001)	8,001	—	(10,616)	10,616	—
Capitalized costs	—	102	102	—	818	818
Note / property sales	—	(8,822)	(8,822)	—	(13,787)	(13,787)
Write downs	—	(2,394)	(2,394)	—	(1,772)	(1,772)
Net gains (losses) on sales	—	(350)	(350)	—	804	804

Ending Balance	$115,001	$26,958	$141,959	$144,484	$44,263	$188,747

	First Nine Months 2012			First Nine Months 2011 (2)
	Nonaccrual Loans	Foreclosed Properties	Total NPAs	Nonaccrual Loans	Foreclosed Properties	Total NPAs
Beginning Balance	$127,479	$32,859	$160,338	$179,094	$142,208	$321,302
Loans placed on non-accrual (1)	92,336	—	92,336	194,006	—	194,006
Payments received	(24,618)	—	(24,618)	(15,247)	—	(15,247)
Loan charge-offs	(53,342)	—	(53,342)	(78,192)	—	(78,192)
Foreclosures	(26,854)	26,854	—	(49,693)	49,693	—
Capitalized costs	—	846	846	—	1,108	1,108
Note / property sales	—	(27,914)	(27,914)	(11,400)	(87,273)	(98,673)
Loans transferred to held for sale	—	—	—	(74,084)	—	(74,084)
Write downs	—	(5,513)	(5,513)	—	(53,475)	(53,475)
Net losses on sales	—	(174)	(174)	—	(7,998)	(7,998)

Ending Balance	$115,001	$26,958	$141,959	$144,484	$44,263	$188,747

(1)	Includes $76.6 million from United’s largest loan relationship that was placed on nonaccrual in the third quarter of 2011.
(2)

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

For the third quarter and first nine months of 2012, United transferred $8.00 million and $26.9 million, respectively, of loans into foreclosed property. During the same periods, proceeds from sales of foreclosed property were $8.82 million and $27.9 million, respectively, which includes $1.13 million and $5.61 million of sales that were financed by United, respectively. During the third quarter and first nine months of 2011, United transferred $10.6 million and $49.7 million, respectively, of loans into foreclosed property. During the same periods, proceeds from sales of foreclosed properties were $13.8 million and $87.3 million, respectively, which includes $3.1 million and $16.3 million, respectively, of sales that were financed by United. During the first quarter of 2011, United recorded $48.6 million in write-downs on foreclosed property in order to expedite sales in the following quarters as part of its Problem Asset Disposition Plan.

Investment Securities

The composition of the investment securities portfolio reflects United’s investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of revenue. The investment securities portfolio also provides a balance to interest rate risk and credit risk in other categories of the balance sheet while providing a vehicle for the investment of available funds, furnishing liquidity, and supplying securities to pledge as required collateral for certain deposits. Total investment securities at September 30, 2012 decreased $98.2 million from a year ago.

At September 30, 2012, United had securities held to maturity with a carrying amount of $263 million and securities available for sale totaling $1.76 billion. At September 30, 2012, December 31, 2011, and September 30, 2011, the securities portfolio represented approximately 30%, 30% and 31% of total assets, respectively.

The investment securities portfolio primarily consists of U.S. government sponsored agency mortgage-backed securities, non-agency mortgage-backed securities, U.S. government agency securities, corporate securities, municipal securities and asset-backed securities. Mortgage-backed securities rely on the underlying pools of mortgage loans to provide a cash flow of principal and interest. The actual maturities of these securities will differ from contractual maturities because loans underlying the securities can prepay. Decreases in interest rates will generally cause an acceleration of prepayment levels. In a declining or prolonged low interest rate environment, United may not be able to reinvest the proceeds from these prepayments in assets that have comparable yields. In a rising rate environment, the opposite occurs. Prepayments tend to slow and the weighted average life extends. This is referred to as extension risk which can lead to lower levels of liquidity due to the delay of cash receipts and can result in the holding of a below market yielding asset for a longer period of time. United’s asset-backed securities include securities that are backed by student loans and collateralized loan obligations.

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

Deposits

United initiated several programs in early 2009 to improve core earnings by growing customer transaction deposit accounts and lowering overall pricing on deposit accounts to improve its net interest margin and increase net interest revenue. The programs were successful in increasing core transaction deposit accounts and allowing for the reduction of more costly time deposit balances as United’s funding needs decreased due to lower loan demand. United has continued to pursue customer transaction deposits by stressing its high customer satisfaction scores.

Total deposits as of September 30, 2012 were $5.82 billion, a decrease of $183 million from September 30, 2011. Total non-interest-bearing demand deposit accounts of $1.21 billion increased $244 million, or 25%, due to the success of core deposit programs. Also impacted by the programs were NOW, money market and savings accounts of $2.53 billion which decreased $2.97 million, or less than 1%, from September 30, 2011.

Total time deposits, excluding brokered deposits, as of September 30, 2012 were $1.86 billion, down $443 million from September 30, 2011. Time deposits less than $100,000 totaled $1.12 billion, a decrease of $270 million, or 19%, from a year ago. Time deposits of $100,000 and greater totaled $732 million as of September 30, 2012, a decrease of $173 million, or 19%, from September 30, 2011. United continued to offer low rates on certificates of deposit, allowing balances to decline as United’s funding needs declined due to weak loan demand and a shift to lower cost transaction account deposits.

Wholesale Funding

The Bank is a shareholder in the Federal Home Loan Bank (“FHLB”) of Atlanta. Through this affiliation, FHLB secured advances totaled $50.1 million and $40.6 million, respectively, as of September 30, 2012 and 2011. United anticipates continued use of this short and long-term source of funds. FHLB advances outstanding at September 30, 2012 had fixed interest rates of .22% or less. During the nine months ended September 30, 2012 and 2011, United prepaid approximately $25.0 million and $14.5 million, respectively, of fixed-rate advances and incurred prepayment charges of $1.72 million and $791,000, respectively. Additional information regarding FHLB advances is provided in Note 11 to the consolidated financial statements included in United’s Annual Report on Form 10-K for the year ended December 31, 2011.

At September 30, 2012 and 2011, United had $53.2 million and $103 million, respectively, in repurchase agreements and other short-term borrowings outstanding. During the second quarter of 2012, United prepaid $50 million in structured repurchase agreements and incurred prepayment charges of $4.48 million. United takes advantage of these additional sources of liquidity when rates are favorable compared to other forms of short-term borrowings, such as FHLB advances and brokered deposits.

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

United’s net interest revenue, and the fair value of its financial instruments, are influenced by changes in the level of interest rates. United limits its exposure to fluctuations in interest rates through policies developed by the Asset/Liability Management Committee (“ALCO”) and approved by the Board of Directors. ALCO meets periodically and has responsibility for formulating and recommending asset/liability management policies to the Board of Directors, formulating and implementing strategies to improve balance sheet positioning and/or earnings, and reviewing United’s interest rate sensitivity.

One of the tools management uses to estimate and manage the sensitivity of net interest revenue to changes in interest rates is an asset/liability simulation model. Resulting estimates are based upon a number of assumptions for each scenario, including the level of balance sheet growth, loan and deposit re-pricing characteristics and the rate of prepayments. ALCO periodically reviews the assumptions for accuracy based on historical data and future expectations, however, actual net interest revenue may differ from model results. The primary objective of the simulation model is to measure the potential change in net interest revenue over time using multiple interest rate scenarios. The base scenario assumes rates remain flat and is the scenario to which all others are compared in order to measure the change in net interest revenue. Policy limits are based on immediate rate shock scenarios, as well as gradually rising and falling rate scenarios, which are all compared to the base scenario. Another commonly analyzed scenario is a most-likely scenario that projects the expected change in rates based on the slope of the forward yield curve. Other scenarios analyzed may include delayed rate shocks, yield curve steepening or flattening, or other variations in rate movements. While the primary policy scenarios focus on a twelve month time frame, longer time horizons are also modeled. All policy scenarios assume a static balance sheet.

United’s policy is based on the 12-month impact on net interest revenue of interest rate shocks and ramps that increase or decrease from 100 to 300 basis points from the base scenario. In the shock scenarios, rates immediately change the full amount at the scenario onset. In the ramp scenarios, rates change by 25 basis points per month. United’s policy limits the change in net interest revenue over the first 12 months to a 5% decrease for each 100 basis point change in the increasing and decreasing rate ramp and shock scenarios. Historically low rates on September 30, 2012 and 2011 made use of the down scenarios problematic. The following table presents United’s interest sensitivity position at September 30, 2012 and 2011.

Table 13 - Interest Sensitivity

	Increase (Decrease) in Net Interest Revenue from Base Scenario at September 30,
	2012		2011
Change in Rates	Shock	Ramp	Shock	Ramp
200 basis point increase	5.3%	2.3%	3.6%	1.8%
25 basis point decrease	(1.1)	(1.1)	0.5	0.5

Interest rate sensitivity is a function of the repricing characteristics of the portfolio of assets and liabilities. These repricing characteristics are the time frames within which the interest-earning assets and interest-bearing liabilities are subject to change in interest rates either at replacement, repricing or maturity during the life of the instruments. Interest rate sensitivity management focuses on the maturity structure of assets and liabilities and their repricing characteristics during periods of changes in market interest rates. Effective interest rate sensitivity management seeks to ensure that both assets and liabilities respond to changes in interest rates on a net basis within an acceptable timeframe, thereby minimizing the effect of interest rate changes on net interest revenue.

United may have some discretion in the extent and timing of deposit repricing depending upon the competitive pressures in the markets in which it operates. Changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. The interest rate spread between an asset and its supporting liability can vary significantly even when the timing of repricing for both the asset and the liability remains the same, due to the two instruments repricing according to different indices. This is commonly referred to as Basis risk.

In addition to net interest revenue simulation modeling, another tool that management uses to monitor interest rate sensitivity is economic value of equity (EVE) modeling, which measures the degree to which the estimated net market value of United’s assets, liabilities and off-balance sheet instruments would change given an immediate change in interest rates. United’s policy limits the change in EVE to a decrease of 5% for each incremental 100 basis point increase or decrease in interest rates. At September 30, 2012 the model results for a 300 basis point immediate increase in rates indicated an approximate 4.7% decrease in EVE, compared to September 30, 2011 when the model results indicated an approximate 5.3% decrease in EVE.

In order to manage interest rate sensitivity, United periodically enters into off-balance sheet contracts that are considered derivative financial instruments. Derivative financial instruments can be a cost-effective and capital-effective means of modifying the repricing characteristics of on-balance sheet assets and liabilities. These contracts generally consist of interest rate swaps under which United pays a variable rate (or fixed rate, as may be the case) and receives a fixed rate (or variable rate, as may be the case).

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

In addition to derivative instruments, United uses a variety of balance sheet instruments to manage interest rate risk such as Investment Portfolio holdings, wholesale funding, and bank-issued deposits.

The following table presents United’s active derivative contracts used for hedging purposes.

Table 14 - Derivative Financial Instruments

(in thousands)

	Hedge Designation	Hedged Item	Current Notional	Trade Date	Effective Date	Maturity Date	Pay Rate	Receive Rate	Fair Value (I)
Type of Instrument									Asset	Liability
Receive Fixed Cancellable Swap	Fair Value	Brokered CD	$15,000	10/12/11	11/10/11	11/10/31	3 mo. LIBOR minus 60 bps	(A)	$—	$150
Receive Fixed Cancellable Swap	Fair Value	Brokered CD	17,000	02/14/12	02/27/12	08/27/27	3 mo. LIBOR minus 45 bps	(B)	57	—
Receive Fixed Cancellable Swap	Fair Value	Brokered CD	15,500	03/05/12	03/23/12	09/23/27	3 mo. LIBOR minus 45 bps	(C)	21	—
Receive Fixed Cancellable Swap	Fair Value	Brokered CD	14,000	04/04/12	04/25/12	10/25/27	3 mo. LIBOR minus 40 bps	3.00000%	104	—
Receive Fixed Cancellable Swap	Fair Value	Brokered CD	12,500	05/16/12	06/08/12	06/08/32	3 mo. LIBOR minus 43 bps	(D)	—	97
Receive Fixed Cancellable Swap	Fair Value	Brokered CD	13,000	06/12/12	06/28/12	06/28/32	3 mo. LIBOR minus 38.5 bps	(E)	—	152
Receive Fixed Cancellable Swap	Fair Value	Brokered CD	12,500	07/03/12	07/27/12	07/27/32	3 mo. LIBOR minus 38.5 bps	(F)	—	160
Receive Fixed Cancellable Swap	Fair Value	Brokered CD	12,000	08/01/12	08/23/12	08/23/32	3 mo. LIBOR minus 38.25 bps	(G)	—	268
Receive Fixed Cancellable Swap	Fair Value	Brokered CD	10,000	08/29/12	09/24/12	09/24/12	3 mo. LIBOR minus 38 bps	(H)	—	132
Pay Fixed Swap	Cash Flow	Short-Term, Fixed Rate Debt	50,000	04/02/12	04/07/14	04/07/17	1.69500%	3 mo. LIBOR		1,313
Pay Fixed Swap	Cash Flow	Short-Term, Fixed Rate Debt	50,000	04/02/12	04/21/14	04/21/17	1.72125%	3 mo. LIBOR		1,330
Pay Fixed Swap	Cash Flow	Short-Term, Fixed Rate Debt	100,000	04/10/12	03/03/14	03/01/17	1.43750%	3 mo. LIBOR		1,967
Pay Fixed Swap	Cash Flow	Money Market Deposts	100,000	05/02/12	05/01/14	05/01/19	1.88750%	1 mo. LIBOR		3,040
Pay Fixed Swap	Cash Flow	Money Market Deposts	100,000	05/31/12	07/01/14	07/01/18	1.39250%	1 mo. LIBOR		1,149

Total Hedging Positions			$521,500						$182	$9,758

(A)

Receive rate is fixed at 5.00% to November 10, 2012, then 4 * ((10-year Constant Maturity Swap rate - 2-year Constant Maturity Swap rate) - 50 basis points), capped at 5.00% and floored at 0.00%. Swap is callable by counterparty on November 10, 2012 and quarterly thereafter on the 10th with 15 calendar days notice.

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

(F)

Receive rate is fixed according to the following schedule: From 7/27/12 to 7/27/17: 2.25%; From 7/27/17 to 7/27/22: 2.50%; From 7/27/22 to 7/27/27: 3.00%; From 7/27/27 to 7/27/28: 4.00%; From 7/27/28 to 7/27/29: 5.00%; From 7/27/29 to 7/27/30: 6.00%; From 7/27/30 to 7/27/31: 8.00%; From 7/27/31 to 7/27/32: 10.00%. Swap is callable by counterparty at any time commencing on January 27, 2013 with 20 calendar days notice prior to the redemption date.

(G)

Receive rate is fixed according to the following schedule: From 8/23/12 to 8/23/17: 2.30%; From 8/23/17 to 8/23/22: 2.40%; From 8/23/22 to 8/23/27: 2.50%; From 8/23/27 to 8/23/29: 2.75%; From 8/23/29 to 8/23/30: 5.00%; From 8/23/30 to 8/23/31: 8.00%; From 8/23/31 to 8/23/32: 11.00%. Swap is callable by counterparty at any time commencing on August 23, 2013 with 20 calendar days notice prior to the redemption date.

(H)

Receive rate is fixed according to the following schedule: From 9/24/12 to 9/24/17: 2.40%; From 9/24/17 to 9/24/22: 2.50%; From 9/24/22 to 9/24/27: 2.75%; From 9/24/27 to 9/24/29: 3.00%; From 9/24/29 to 9/24/30: 5.00%; From 9/24/30 to 9/24/31: 8.00%; From 9/24/31 to 9/24/32: 11.00%. Swap is callable by counterparty at any time commencing on August 23, 2013 with 15 calendar days notice prior to the redemption date.

(I)	Fair value does not include accrued interest.

From time to time, United will terminate swap or floor positions when conditions change and the position is no longer necessary to manage United’s overall sensitivity to changes in interest rates. In those situations where the terminated contract was in an effective hedging relationship at the time of termination and the hedging relationship is expected to remain effective throughout the original term of the contract, the resulting gain or loss is amortized over the remaining life of the original contract. For swap contracts, the gain or loss is amortized over the remaining original contract term using the straight line method of amortization. At September 30, 2012, United had $1.54 million in gains from terminated derivative positions included in other comprehensive income that will be amortized into earnings over their remaining original contract terms. All of the $1.54 million is expected to be reclassified into interest revenue over the next twelve months.

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

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and the maturities and sales of securities, as well as the ability to use these as collateral for borrowings on a secured basis. We also maintain excess funds in short-term interest-bearing assets that provide additional liquidity. Mortgage loans held for sale totaled $30.6 million at September 30, 2012, and typically turn over every 45 days as the closed loans are sold to investors in the secondary market.

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

At September 30, 2012, United had sufficient qualifying collateral to increase FHLB advances by $1.05 billion and Federal Reserve discount window capacity of $496 million. United also has the ability to raise substantial funds through brokered deposits. In addition to these wholesale sources, United has the ability to attract retail deposits at any time by competing more aggressively on pricing.

As disclosed in United’s consolidated statement of cash flows, net cash provided by operating activities was $139 million for the nine months ended September 30, 2012. The net income of $28.6 million for the nine month period included non-cash expenses for the provision for loan losses of $48.5 million; depreciation, amortization and accretion of $24.5 million and losses and write downs on foreclosed property of $5.69 million. In addition, other assets decreased $40.7 million primarily due to a federal tax refund received in the second quarter. Net cash provided by investing activities of $33.1 million consisted primarily of the proceeds from sales, maturities and calls of securities totaling $929 million partially offset by securities purchases of $818 million, a net increase in loans of $105 million, and purchases of premises and equipment of $3.23 million. Net cash used in financing activities of $329 million consisted primarily of a $275 million decrease in deposits and a $46.5 million decrease in wholesale borrowings. In the opinion of management, United’s liquidity position at September 30, 2012, was sufficient to meet its expected cash flow requirements.

Capital Resources and Dividends

Shareholders’ equity at September 30, 2012 was $585 million, an increase of $9.77 million from December 31, 2011. Accumulated other comprehensive loss, which includes unrealized gains and losses on securities available for sale, the unrealized gains and losses on derivatives qualifying as cash flow hedges and unamortized prior service cost and actuarial gains and losses on United’s modified retirement plan, is excluded in the calculation of regulatory capital adequacy ratios. Excluding the change in the accumulated other comprehensive income, shareholders’ equity increased $22.8 million from December 31, 2011.

United accrued $3.04 million and $9.10 million, respectively, in dividends, including accretion of discounts, on Series A, Series B and Series D preferred stock in the third quarter and first nine months of 2012.

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

In addition, in the lawsuit filed by FILB Co-Investments, LLC (“FILB”) against United that was previously disclosed in United’s Current Report on Form 8-K filed on July 6, 2012 and United’s second quarter Quarterly Report on Form 10-Q, FILB alleges, like Fletcher, that United’s 2011 reclassification of its common stock should be ignored for purposes of calculating the number of shares United’s common stock issuable upon the redemption of United’s preferred stock and thus result in increasing the number of shares of United common stock that FILB could otherwise obtain. United believes the lawsuit is meritless for several reasons, and will defend it aggressively.

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

Table 15 - Stock Price Information

	2012				2011
	High	Low	Close	Avg Daily Volume	High	Low	Close	Avg Daily Volume
First quarter	$10.30	$6.37	$9.75	142,987	$11.85	$5.95	$11.65	227,321
Second quarter	9.77	7.76	8.57	145,132	14.65	9.80	10.56	139,741
Third quarter	8.82	6.12	8.39	329,475	11.33	7.67	8.49	214,303
Fourth quarter					8.90	6.22	6.99	202,024

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

The following table shows United’s capital ratios, as calculated under regulatory guidelines, at September 30, 2012, December 31, 2011 and September 30, 2011.

Table 16 - Capital Ratios

(dollars in thousands)

	Regulatory		United Community Banks, Inc. (Consolidated)			United Community Bank
	Guidelines
		Well	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,
	Minimum	Capitalized	2012	2011	2011	2012	2011	2011
Risk-based ratios:
Tier I capital	4.0%	6.0%	14.26%	13.69%	13.75%	14.47%	13.60%	13.54%
Total capital	8.0	10.0	15.83	15.41	15.63	15.73	14.87	14.82
Leverage ratio	3.0	5.0	9.76	8.83	8.79	9.92	8.78	8.66
Tier I capital			$648,499	$618,695	$614,382	$658,020	$614,534	$604,420
Total capital			719,990	696,881	698,436	715,492	671,718	661,322

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

There have been no material changes in United’s quantitative and qualitative disclosures about market risk as of September 30, 2012 from that presented in the Annual Report on Form 10-K for the year ended December 31, 2011. The interest rate sensitivity position at September 30, 2012 is included in management’s discussion and analysis on page 50 of this report.

Item 4.	Controls and Procedures

United’s management, including the Chief Executive Officer and Chief Financial Officer, supervised and participated in an evaluation of the Company’s disclosure controls and procedures as of September 30, 2012. Based on, and as of the date of that evaluation, United’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective in accumulating and communicating information to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures of that information under the Securities and Exchange Commission’s rules and forms and that the disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports that are filed or submitted by United under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

There have been no material changes from the risk factors previously disclosed in United’s Annual Report on Form 10-K/A for the year ended December 31, 2011.

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

Date: November 7, 2012