Form 10-K
period 2012-12-31
UNITED COMMUNITY BANKS INC
filed 2013-03-01
CIK 857855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $483,964,000 (based on shares held by non-affiliates at $8.57 per share, the closing stock price on the Nasdaq stock market on June 30, 2012).

As of January 31, 2013, 57,752,268 shares of common stock were issued and outstanding including 42,435,474 voting shares and 15,316,794 non-voting shares. Also outstanding were presently exercisable options to acquire 461,708 shares, presently exercisable warrants to acquire 3,312,470 shares and 131,420 shares issuable under United Community Banks, Inc.’s deferred compensation plan.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2013 Annual Meeting of Shareholders are incorporated herein into Part III by reference.

PART I

ITEM 1.	BUSINESS.

United Community Banks, Inc. (“United”), a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the “BHC Act”), was incorporated under the laws of Georgia in 1987 and commenced operations in 1988 by acquiring 100% of the outstanding shares of Union County Bank, Blairsville, Georgia, now known as United Community Bank, Blairsville, Georgia (the “Bank”).

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

To emphasize its commitment to community banking, United conducts substantially all of its operations through a community-focused operating model of separate “community banks”, which as of December 31, 2012, operated at 105 locations throughout north Georgia, the Atlanta, Georgia MSA, the Gainesville, Georgia MSA, coastal Georgia, western North Carolina, east Tennessee and the Greenville-Mauldin-Easley, South Carolina MSA. In 2012, United expanded into Greenville, South Carolina by opening a loan production office. The community banks offer a full range of retail and corporate banking services, including checking, savings and time deposit accounts, secured and unsecured loans, wire transfers, brokerage services and other financial services, and are led by local bank presidents (referred to herein as the “Community Bank Presidents”) and management with significant experience in, and ties to, their communities. Each of the Community Bank Presidents has authority, alone or with other local officers, to make most credit decisions.

The Bank, through its full-service retail mortgage lending division, United Community Mortgage Services (“UCMS”), is approved as a seller/servicer for the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and provides fixed and adjustable-rate home mortgages. During 2012, the Bank originated $370 million of residential mortgage loans throughout its footprint in Georgia, North Carolina and Tennessee for the purchase of homes and to refinance existing mortgage debt. Substantially all of these mortgages were sold into the secondary market without recourse to the Bank, other than for breaches of warranties.

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

Reverse Stock Split

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

Our businesses and operations are and will be subject to a variety of risks, uncertainties and other factors. Consequently, actual results and experience may materially differ from those contained in any forward-looking statements. Such risks, uncertainties and other factors that could cause actual results and experience to differ from those projected include, but are not limited to, the following factors:

•	our ability to maintain profitability;

•	our ability to fully realize our deferred tax asset balances, including net operating loss carry-forwards;

•	the condition of the banking system and financial markets;

•	the results of our most recent internal credit stress test may not accurately predict the impact on our financial condition if the economy were to continue to deteriorate;

•	our ability to raise capital as may be necessary;

•	our ability to maintain liquidity or access other sources of funding;

•	changes in the cost and availability of funding;

•	the success of the local economies in which we operate;

•	our concentrations of residential and commercial construction and development loans and commercial real estate loans are subject to unique risks that could adversely affect our earnings;

•	changes in prevailing interest rates may negatively affect our net income and the value of our assets;

•	the accounting and reporting policies of United;

•	if our allowance for loan losses is not sufficient to cover actual loan losses;

•	we may be subject to losses due to fraudulent and negligent conduct of our loan customers, third party service providers or employees;

•	competition from financial institutions and other financial service providers;

•	the United States Department of the Treasury (“Treasury”) may change the terms of our fixed rate cumulative perpetual preferred stock, Series B (the “Series B preferred stock”);

•	risks with respect to future expansion and acquisitions;

•	if the conditions in the stock market, the public debt market and other capital markets deteriorate;

•	the impact of the Dodd-Frank Act and related regulations and other changes in financial services laws and regulations;

•	the failure of other financial institutions;

•	a special assessment that may be imposed by the FDIC on all FDIC-insured institutions in the future, similar to the assessment in 2009 that decreased our earnings;

•	the formal investigation by the Securities and Exchange Commission (the “SEC”) or any penalty, sanction or further restatement of our previously issued financial statements that may result from such investigation;

•	the costs and effects of litigation, examinations, investigations, or similar matters, or adverse facts and developments related thereto, including possible dilution; and

•	regulatory or judicial proceedings, board resolutions, informal memorandums of understanding or formal enforcement actions imposed by regulators that may occur, or any such proceedings or enforcement actions that is more severe than we anticipate.

Additional information with respect to factors that may cause actual results to differ materially from those contemplated by such forward-looking statements may also be included in other reports that United files with the SEC. United cautions that the foregoing list of factors is not exclusive, and do not place undue reliance on forward-looking statements. United does not intend to update any forward-looking statement, whether written or oral, relating to the matters discussed in this Form 10-K.

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

Competition

The market for banking and bank-related services is highly competitive. United actively competes in its market areas, which include north Georgia, the Atlanta, Georgia MSA, the Gainesville, Georgia MSA, coastal Georgia, western North Carolina, east Tennessee and the Greenville-Mauldin-Easley, South Carolina MSA, with other providers of deposit and credit services. These competitors include other commercial banks, savings banks, savings and loan associations, credit unions, mortgage companies, and brokerage firms.

The table on the following page displays the respective percentage of total bank and thrift deposits for the last five years in each county where the Bank has deposit operations. The table also indicates the Bank’s ranking by deposit size in each county. All information in the table was obtained from the Federal Deposit Insurance Corporation Summary of Deposits as of June 30 of each year. The following information only shows market share in deposit gathering, which may not be indicative of market presence in other areas.

Share of Local Deposit Markets by County—Banks and Savings Institutions

	Market Share					Rank in Market
	2012	2011	2010	2009	2008	2012	2011	2010	2009	2008
Atlanta, Georgia MSA
Bartow	9%	12%	9%	8%	7%	4	3	4	5	7
Carroll	6	6	5	4	3	6	6	7	7	9
Cherokee	5	4	4	4	4	9	9	9	9	9
Cobb	3	3	3	3	4	10	10	10	7	8
Coweta	2	2	2	3	1	10	10	10	10	12
Dawson	36	36	30	29	33	1	1	1	1	1
DeKalb	1	1	1	1	1	18	21	21	18	16
Douglas	2	2	1	1	2	12	11	13	13	10
Fayette	7	8	9	11	2	6	5	4	4	12
Forsyth	6	3	2	3	2	7	11	13	11	13
Fulton	1	1	1	1	1	20	20	18	20	17
Gwinnett	3	3	3	3	4	8	7	8	7	7
Henry	5	4	4	4	3	7	7	9	8	10
Newton	3	3	3	3	4	8	8	8	9	7
Paulding	5	5	3	2	2	6	7	8	12	11
Pickens	4	3	2	2	3	6	7	7	7	7
Rockdale	12	12	12	12	11	4	4	4	3	5
Walton	1	2	1	1	1	10	10	10	10	11
Gainesville, Georgia MSA
Hall	12	14	14	13	12	5	3	3	4	4
North Georgia
Chattooga	40	40	39	40	41	1	1	1	1	1
Fannin	49	52	49	50	52	1	1	1	1	1
Floyd	16	16	14	13	13	2	1	3	3	4
Gilmer	25	25	15	14	14	2	2	2	2	2
Habersham	22	20	16	14	14	2	2	3	3	3
Jackson	6	6	5	4	3	6	7	8	8	10
Lumpkin	29	29	28	29	32	2	2	2	1	1
Rabun	13	12	11	10	11	3	5	5	5	5
Towns	48	41	37	27	29	2	2	2	2	2
Union	83	84	86	88	88	1	1	1	1	1
White	44	46	43	39	40	1	1	1	1	1
Tennessee
Blount	1	2	2	3	3	11	11	11	11	9
Bradley	5	5	5	5	5	7	7	7	7	7
Knox	1	1	1	1	1	26	23	25	16	14
Loudon	13	14	14	16	19	3	3	3	3	2
McMinn	3	2	2	3	3	9	9	9	9	8
Monroe	4	4	3	4	3	7	7	8	7	8
Roane	8	8	8	10	11	6	6	6	4	3
Coastal Georgia
Chatham	1	1	1	1	2	10	10	10	11	11
Glynn	12	18	15	13	16	3	2	3	3	3
Ware	3	4	4	7	10	9	9	8	7	4
North Carolina
Avery	16	18	17	15	14	2	1	1	4	4
Cherokee	35	29	29	34	42	1	1	1	1	1
Clay	45	48	49	51	53	1	1	1	1	1
Graham	71	72	72	74	77	1	1	1	1	1
Haywood	10	10	11	12	11	5	5	5	4	5
Henderson	3	3	3	3	3	11	11	11	11	11
Jackson	25	25	25	24	24	1	1	1	1	2
Macon	8	8	8	9	9	5	6	5	4	4
Mitchell	36	37	34	32	28	1	1	1	1	2
Swain	21	25	30	28	28	2	2	2	2	2
Transylvania	15	14	13	14	14	3	3	4	3	3
Watauga	2	1	1	2	2	12	12	11	11	11
Yancey	18	20	19	17	13	2	2	2	4	4

Loans

The Bank makes both secured and unsecured loans to individuals, firms, and corporations. Secured loans include first and second real estate mortgage loans and commercial loans secured by non-real estate assets. The Bank also makes direct installment loans to consumers on both a secured and unsecured basis. At December 31, 2012, commercial (secured by real estate), commercial (commercial and industrial), commercial construction, residential mortgage, residential construction, and consumer installment loans represented approximately 43%, 11%, 4%, 29%, 9% and 4%, respectively, of United’s total loan portfolio.

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

United’s Credit Administration department provides each lending officer with written guidelines for lending activities as approved by the Bank’s Board of Directors. Limited lending authority is delegated to lending officers by Credit Administration as authorized by the Bank’s Board of Directors. Loans in excess of individual officer credit authority must be approved by a senior officer with sufficient approval authority delegated by Credit Administration as authorized by the Bank’s Board of Directors. At December 31, 2012, the Bank’s legal lending limit was $162 million; however, the Board of Directors has established an internal lending limit of $20 million. All loans to borrowers for any individual real estate project that exceeds $12 million or whose total aggregate borrowing relationship exceed $15 million require the approval of two Bank directors and must be reported quarterly to the Bank’s Board of Directors for ratification.

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

Employees

As of December 31, 2012, United and its subsidiaries had 1,553 full-time equivalent employees. Neither United nor any of its subsidiaries are a party to any collective bargaining agreement and management believes that employee relations are good.

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

United must also register with the Georgia Department of Banking and Finance (“DBF”) and file periodic information with the DBF. As part of such registration, the DBF requires information with respect to the financial condition, operations, management and intercompany relationship of United and the Bank and related matters. The DBF may also require such other information as is necessary to keep itself informed concerning compliance with Georgia law and the regulations and orders issued thereunder by the DBF, and the DBF may examine United and the Bank. Although the Bank operates branches in North Carolina and Tennessee and a loan production office in South Carolina; neither the North Carolina Banking Commission (“NCBC”), the Tennessee Department of Financial Institutions (“TDFI”), nor the South Carolina Commissioner of Banking examines or directly regulates out-of-state holding companies.

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

Under the regulations of the DBF, a state bank with negative retained earnings may declare dividends by first obtaining the written permission of the DBF. If a state bank has positive retained earnings, it may declare a dividend without DBF approval if it meets all the following requirements:

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

In November 2011, United entered into an informal memorandum of understanding with the Federal Reserve Bank of Atlanta and the DBF (the “Holding Company MOU”). The Holding Company MOU provides, among other things, that United may not incur additional indebtedness, pay cash dividends, make payments on our trust preferred securities or subordinated indebtedness or repurchase outstanding stock without prior approval of the Federal Reserve Bank of Atlanta and the DBF. Additionally, the Holding Company MOU requires that United ensures the Bank functions in a safe and sound manner. United believes it is in compliance with all requirements of the Holding Company MOU.

The Bank is currently subject to an informal memorandum of understanding with the FDIC and the DBF (the “Bank MOU”). The Bank MOU requires, among other things, that the Bank maintain a Tier 1 leverage ratio of at least 8% and a total risk-based capital ratio of at least 10% while the Bank MOU is in place. Additionally, the Bank MOU requires that prior to declaring or paying any cash dividends to United, the Bank must obtain the written consent of its regulators. The Bank believes it is in compliance with all requirements of the Bank MOU.

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

Due to our accumulated deficit (negative retained earnings), the Bank does not have the ability to pay cash dividends to the parent company in 2013 without the approval of the DBF. United did not pay cash dividends on its common stock in 2012, 2011 or 2010.

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

The Federal Reserve and the FDIC have implemented substantially identical risk-based rules for assessing bank and bank holding company capital adequacy. These regulations establish minimum capital standards in relation to assets and off-balance sheet exposures as adjusted for credit risk. Banks and bank holding companies are required to have (1) a minimum level of Total Capital to risk-weighted assets of 8%; and (2) a minimum ratio of Tier 1 Capital to risk-weighted assets of 4%. In addition, the Federal Reserve and the FDIC have established a minimum 3% leverage ratio of Tier 1 Capital to quarterly average total assets for the most highly-rated banks and bank holding companies. “Total Capital” is composed of Tier 1 Capital and Tier 2 Capital. “Tier 1 Capital” includes common equity, retained earnings, qualifying non-cumulative perpetual preferred stock, a limited amount of qualifying cumulative perpetual stock at the holding company level, minority interests in equity accounts of consolidated subsidiaries, less goodwill, most intangible assets and certain other assets. “Tier 2 Capital” includes, among other things, perpetual preferred stock and related surplus not meeting the Tier 1 Capital definition, qualifying mandatorily convertible debt securities, qualifying subordinated debt and allowances for possible loan and lease losses, subject to limitations. The Federal Reserve and the FDIC use the leverage ratio in tandem with the risk-based ratio to assess the capital adequacy of banks and bank holding companies. The Federal Reserve will require a bank holding company to maintain a leverage ratio greater than 4% if it is experiencing or anticipating significant growth or is operating with less than well-diversified risks in the opinion of the Federal Reserve. The FDIC, the Office of the Comptroller of the Currency (the “OCC”) and the Federal Reserve consider interest rate risk in the overall determination of a bank’s capital ratio, requiring banks with greater risk to maintain adequate capital for the risk. For example, regulators frequently require financial institutions with high levels of classified assets to maintain a leverage ratio of at least 8%.

In addition, Section 38 of the Federal Deposit Insurance Act implemented the prompt corrective action provisions that Congress enacted as a part of the Federal Deposit Insurance Corporation Improvement Act of 1991 (the “1991 Act”). The “prompt corrective action” provisions set forth five regulatory zones in which all banks are placed largely based on their capital positions. Regulators are permitted to take increasingly harsh action as a bank’s financial condition declines. The FDIC is required to resolve a bank when its ratio of tangible equity to total assets reaches 2%. Better capitalized institutions are generally subject to less onerous regulation and supervision than banks with lesser amounts of capital.

The FDIC has adopted regulations implementing the prompt corrective action provisions of the 1991 Act, which place financial institutions in the following five categories based upon capitalization ratios: (1) a “well-capitalized” institution has a Total risk-based capital ratio of at least 10%, a Tier 1 risk-based ratio of at least 6% and a leverage ratio of at least 5%; (2) an “adequately capitalized” institution has a Total risk-based capital ratio of at least 8%, a Tier 1 risk-based ratio of at least 4% and a leverage ratio of at least 4%; (3) an “undercapitalized” institution has a Total risk-based capital ratio of under 8%, a Tier 1 risk-based ratio of under 4% or a leverage ratio of under 4%; (4) a “significantly undercapitalized” institution has a Total risk-based capital ratio of under 6%, a Tier 1 risk-based ratio of under 3% or a leverage ratio of under 3%; and (5) a “critically undercapitalized” institution has a ratio of tangible equity to total assets of 2% or less. Institutions in any of the three undercapitalized categories would be prohibited from declaring dividends or making capital distributions. The FDIC regulations also allow it to “downgrade” an institution to a lower capital category based on supervisory factors other than capital.

Although as of December 31, 2012, the FDIC categorized the Bank as “well-capitalized” under current regulations, regulators expect banks to maintain capital well above the minimum levels. In addition, the Bank MOU requires that the Bank must maintain its Tier I leverage ratio at not less than 8% and its total risk-based capital ratio at not less than 10%.

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

Concurrently with the release of the Capital Proposals, the Basel Committee also released a set of proposals related to liquidity risk exposure (the “Liquidity Proposals,” and together with the Capital Proposals, the “Basel III Proposals”). The Liquidity Proposals have three key elements, including the implementation of (i) a “liquidity coverage ratio” designed to ensure that a bank maintains an adequate level of unencumbered, high quality assets sufficient to meet the bank’s liquidity needs over a 30-day time horizon under an acute liquidity stress scenario, (ii) a “net stable funding ratio” designed to promote more medium and long-term funding of the assets and activities of banks over a one-year time horizon, and (iii) a set of monitoring tools that the Basel Committee indicates should be considered as the minimum types of information that banks should report to supervisors and that supervisors should use in monitoring the liquidity risk profiles of supervised entities.

On June 7, 2012, the federal regulatory authorities issued a series of proposed rules that would revise their risk-based and leverage capital requirements and their method for calculating risk-weighted assets to make them consistent with Basel III Proposals and certain provisions of the Dodd-Frank Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”). The proposed rules would apply to all depository institutions and savings and loan holding companies and all bank holding companies with total consolidated assets of $500 million or more (“banking organizations”). When fully phased in, the proposed rules will require more capital with a greater emphasis on common equity. Specifically, among other things, the proposed rules:

•	establish a new common equity tier 1 minimum capital requirement of 4.5%, a higher minimum tier 1 capital to risk-weighted assets requirement of 6.0% and a higher total capital to risk-weighted assets of 8.0% that would be phased in and fully effective in 2015;

•	provide, to be considered “well-capitalized”, a new common equity tier 1 capital requirement of 6.5%, a higher tier 1capital to risk-weighted assets requirement of 8.0% and a higher total capital to risk-weighted assets of 10.0% that would be phased in and fully effective in 2015;

•	stratifies risk-weighting of mortgage loans from 35-200% and adds 20% risk-weighting for short term unused loan commitments;

•	assigns higher risk-weightings (150%) to credit exposures that are more than 90 days past due or are on nonaccrual status and certain “high volatility commercial real estate loans” that finance the acquisition, development or construction of real property;

•	contemplates that, for banking organizations with less than $15 billion in assets, the ability to treat trust preferred securities as tier 1 capital would be phased out over a ten-year period;

•	requires that unrealized gains and losses on certain securities holdings be included for purposes of calculating regulatory capital requirements; and

•	limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of an additional 2.5% of common equity tier 1 capital in addition to the amount necessary to meet its minimum risk-based capital requirements that would be phased in and fully effective in 2019.

When the new 4.5% common equity tier 1 capital requirement and 2.5% capital conservation buffer are added, the Basel III proposal would effectively result in a minimum ratio of common equity tier 1 capital to risk-weighted assets of 7%. The proposed rules indicated that the final rule would become effective on January 1, 2013, and the changes set forth in the final rules will be phased in from January 1, 2013 through January 1, 2019; however, the agencies have recently stated that, due to the volume of public comments received, the final rule would not be in effect on January 1, 2013. The timing of the final rule is uncertain at this time.

Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. The Dodd-Frank Act was enacted on July 21, 2010. The Dodd-Frank Act resulted in sweeping changes in the regulation of financial institutions aimed at strengthening the sound operation of the financial services sector. Among other things, the Dodd-Frank Act includes the following provisions:

•	Created a new Consumer Financial Protection Bureau with power to promulgate and enforce consumer protection laws. Depository institutions are subject to the Consumer Financial Protection Bureau’s rule-writing authority, and existing depository institution regulatory agencies retain examination and enforcement authority for such institutions.

•	Established a Financial Stability Oversight Council chaired by the Secretary of the Treasury with authority to identify institutions and practices that might pose a systemic risk. In December 2011, the Federal Reserve Board issued for public comment a notice of proposed rulemaking establishing enhanced prudential standards responsive to these provisions for (1) risk-based capital requirements and leverage limits, (2) stress testing of capital, (3) liquidity requirements, (4) overall risk management requirements, (5) resolution plan and credit exposure reporting, and (6) concentration/credit exposure limits. Most of these proposed rules will not apply to United for so long as its total consolidated assets remain below $50 billion. However, the proposed rules will apply requirements for annual stress testing of capital under one base and two stress scenarios and certain corporate governance provisions requiring, among other things, that each bank holding company establish a risk committee of its board of directors and that that committee include a “risk expert”—apply to bank holding companies with total consolidated assets of $10 billion or more, a size United could grow to through organic growth or acquisitions.

•	Implemented corporate governance revisions, including with regard to executive compensation and proxy access by shareholders, that apply to all companies whose securities are registered with the SEC, not just financial institutions.

•	Changed the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital.

•	Provided that interchange fees for debit cards will be set by the Federal Reserve under a restrictive “reasonable and proportional cost” per transaction standard. This provision is known as the “Durbin Amendment.” In June 2011, the Federal Reserve adopted regulations for banks with total assets exceeding $10 billion, setting the maximum permissible interchange fee as the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction, with an additional adjustment of up to one cent per transaction if the issuer implements certain fraud-prevention standards. Because United’s total assets fall below $10 billion, this new fee structure had little impact on United.

•	Applied the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies and required the FDIC and Federal Reserve to seek to make their respective capital requirements for state nonmember banks and bank holding companies countercyclical so that capital requirements increase in times of economic expansion and decrease in times of economic contraction.

•	Made permanent the $250,000 limit for federal deposit insurance.

•	Repealed the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

•	Required the regulatory agencies to adopt rules that prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (defined as hedge funds and private equity funds), with implementation starting as early as July 2012. The statutory provision is commonly called the “Volcker Rule”. In October 2011, regulators proposed rules to implement the Volcker Rule that included an extensive request for comments on the proposal. The proposed rules are highly complex, and many aspects of their application remain uncertain. Their implementation has been delayed into 2013. Based on the proposed rules, United does not currently anticipate that the Volcker Rule will have a material effect on its or the Bank’s operations because neither entity engages in the businesses prohibited by the Volcker Rule.

Many aspects of the Dodd-Frank Act remain subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on us, our customers or the financial industry more generally.

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

Incentive Compensation. In 2010, the federal banking agencies issued guidance on incentive compensation policies (the “Incentive Compensation Guidance”) intended to ensure that the incentive compensation policies of financial institutions do not undermine the safety and soundness of such institutions by encouraging excessive risk-taking. The Incentive Compensation Guidance, which covers all employees that have the ability to materially affect the risk profile of an institution, either individually or as part of a group, is based upon the key principles that a financial institution’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the institution’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the institution’s board of directors.

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

Future Legislation. Various legislation affecting financial institutions and the financial industry is from time to time introduced in Congress. Such legislation may change banking statutes and the operating environment of United and its subsidiaries in substantial and unpredictable ways, and could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance depending upon whether any of this potential legislation will be enacted, and if enacted, the effect that it or any implementing regulations would have on the financial condition or results of operations of United or any of its subsidiaries. With the current economic environment, the nature and extent of future legislative and regulatory changes affecting financial institutions is very unpredictable at this time.

Executive Officers of United

Senior executives of United are elected by the Board of Directors annually and serve at the pleasure of the Board of Directors.

The senior executive officers of United, and their ages, positions with United, past five year employment history and terms of office as of February 1, 2013, are as follows:

Name (age)	Position with United	Officer of United Since
Jimmy C. Tallent (60)	President, Chief Executive Officer and Director	1988

H. Lynn Harton (51)	Chief Operating Officer since September 2012; prior to joining United was Executive Vice President and Special Assistant to the Chief Executive Officer of Toronto-Dominion Bank (2010—2012); President and Chief Executive Officer of South Financial Group (2009—2010); Chief Risk and Chief Credit Officer of South Financial Group (2007—2009); Chief Credit Officer of Regions Financial Corporation (2004—2007)	2012

Rex S. Schuette (63)	Executive Vice President and Chief Financial Officer	2001

David Shearrow (53)	Executive Vice President and Chief Risk Officer	2007

Bill M. Gilbert (60)	Director of Banking since January 2013; Regional President of North Georgia and Coastal Georgia (2011—2013); Senior Vice President of Retail Banking (2003—2011)	2003

Tim Schools (43)	Chief Strategy Officer since January 2013; Regional President of North Carolina and Tennessee (November 2011 through 2012); prior to joining United was President (2008—2010) and Chief Operating Officer (2007 – 2008) of American Savings Bank, F.S.B.	2011

Ray Skinner (48)	Senior Vice President, Retail Banking since September 2012; prior to joining United was Executive Vice President and Chief Banking Officer of Community & Southern Bank (2011—2012), Executive Vice President, Consumer Banking of American Savings Bank, F.S.B (2008—2011)	2012

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

Among other things, if we fail to remain “well-capitalized” for bank regulatory purposes, because we do not qualify under the minimum capital standards or the FDIC otherwise downgrades our capital category, it could affect customer confidence, our ability to grow, our costs of funds and FDIC insurance costs, our ability to pay dividends on common and preferred stock and trust preferred securities, and our ability to make acquisitions, and we would not be able to accept brokered deposits without prior FDIC approval. To be “well-capitalized,” a bank must generally maintain a leverage capital ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6%, and a total risk-based capital ratio of at least 10%. In addition, our regulators require us to maintain higher capital levels. For example, regulators frequently require financial institutions with high levels of classified assets to maintain a leverage ratio of at least 8% and our Bank MOU currently requires us to maintain an 8% leverage ratio. If the Basel III Proposals are fully adopted, these ratios will go even higher. Our failure to remain “well-capitalized” or to maintain any higher capital requirements imposed on us could negatively affect our business, results of operations and financial condition.

If we are unable to raise funding using the methods described above, we would likely need to finance or liquidate unencumbered assets to meet maturing liabilities. We may be unable to sell some of our assets, or we may have to sell assets at a discount from market value, either of which could adversely affect our results of operations and financial condition.

In addition, United is a legal entity separate and distinct from the Bank and depends on subsidiary service fees and dividends from the Bank to fund its payment of dividends to its common and preferred shareholders and of interest and principal on its outstanding debt and trust preferred securities. The Bank is also subject to other laws that authorize regulatory authorities to prohibit or reduce the flow of funds from the Bank to United and the Bank MOU, as well as its negative retained earnings position, requires written consent of the Bank’s regulators before it can pay a dividend. Any inability of United to pay its obligations, or need to defer the payment of any such obligations, could have a material adverse effect on our business, operations, financial condition, and the value of our common stock.

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

Our residential construction and development loan portfolio was $382 million at December 31, 2012, comprising 9% of total loans. Residential construction and development loans are often riskier than home equity loans or residential mortgage loans to individuals. Poor economic conditions have resulted in decreased demand for residential housing, which, in turn, has adversely affected the development and construction efforts of residential real estate developer borrowers. Consequently, economic downturns like the current one impacting our market areas adversely affect the ability of residential real estate developer borrowers to repay these loans and the value of property used as collateral for such loans. A sustained weak economy could also result in higher levels of nonperforming loans in other categories, such as commercial and industrial loans, which may result in additional losses. Because of the general economic slowdown we are currently experiencing, these loans represent higher risk due to slower sales and reduced cash flow that affect the borrowers’ ability to repay on a timely basis and could result in a sharp increase in our total net-charge offs and could require us to significantly increase our allowance for loan losses, which could have a material adverse effect on our financial condition or results of operations.

Our concentration of commercial real estate loans is subject to risks that could adversely affect our results of operations and financial condition.

Our commercial real estate loan portfolio was $1.81 billion at December 31, 2012, comprising 43% of total loans. Commercial real estate loans typically involve larger loan balances than compared to residential mortgage loans. The repayment of loans secured by commercial real estate is dependent upon both the successful operation of the commercial project and the business operated out of that commercial real estate site, as over half of the commercial real estate loans are for owner-occupied properties. If the cash flows from the project are reduced or if the borrower’s business is not successful, a borrower’s ability to repay the loan may be impaired. This cash flow shortage may result in the failure to make loan payments. In such cases, we may be compelled to modify the terms of the loan. In addition, the nature of these loans is such that they are generally less predictable and more difficult to evaluate and monitor. As a result, repayment of these loans may be subject to adverse conditions in the real estate market or economy. In addition, many economists believe that deterioration in income producing commercial real estate is likely to worsen as vacancy rates continue to rise and absorption rates of existing square footage and/or units continue to decline. Because of the general economic slowdown we are currently experiencing, these loans represent higher risk and could result in an increase in our total net-charge offs and could require us to increase our allowance for loan losses.

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

United’s accounting and reporting policies are fundamental to the methods by which it records and reports its financial condition and results of operations. United’s management must make significant assumptions and estimates and exercise significant judgment in selecting and applying many of these accounting and reporting policies so they comply with GAAP and reflect management’s judgment of the most appropriate manner to report United’s financial condition and results. In some cases, management must select a policy from two or more alternatives, any of which may be reasonable under the circumstances, which may result in United reporting materially different results than would have been reported under a different alternative.

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

Our loan customers may not repay their loans according to their terms and the collateral securing the payment of these loans may be insufficient to assure repayment. We may experience significant loan losses which would have a material adverse effect on our operating results. Our management makes various assumptions and judgments about the collectability of the loan portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. We maintain an allowance for loan losses in an attempt to cover any loan losses inherent in the loan portfolio. In determining the size of the allowance, our management relies on an analysis of the loan portfolio based on historical loss experience, volume and types of loans, trends in classification, volume and real estate values, trends in delinquencies and non-accruals, national and local economic conditions and other pertinent information. As a result of these considerations, we have from time to time increased our allowance for loan losses. For the year ended December 31, 2012, we recorded a provision for loan losses of $62.5 million compared to $251 million and $223 million for the years ended December 31, 2011 and 2010, respectively. If those assumptions are incorrect, the allowance may not be sufficient to cover future loan losses and adjustments may be necessary to allow for different economic conditions or adverse developments in the loan portfolio.

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

The Dodd-Frank Act was enacted on July 21, 2010. The Dodd-Frank Act created a new Consumer Financial Protection Bureau with the power to promulgate and enforce consumer protection laws. Depository institutions are subject to the Consumer Financial Protection Bureau’s rule-writing authority, and existing depository institution regulatory agencies retain examination and enforcement authority for such institutions. The Dodd-Frank Act also established a Financial Stability Oversight Council chaired by the Secretary of the Treasury with authority to identify institutions and practices that might pose a systemic risk, made permanent the $250,000 limit for federal deposit insurance, provided unlimited federal deposit insurance until December 31, 2012 for non-interest bearing transaction accounts at all insured depository institutions and repealed the federal prohibitions on the payment of interest on demand deposits. The expiration of the unlimited insurance on demand deposits could result in some deposit balance attrition to other financial institutions, as deposit customers restructure their deposits to manage their deposit insurance coverage. Among other things, the Dodd-Frank Act includes provisions affecting (1) corporate governance and executive compensation of all companies whose securities are registered with the Securities and Exchange Commission, (2) FDIC insurance assessments, (3) interchange fees for debit cards, which are set by the Federal Reserve under a restrictive “reasonable and proportional cost” per transaction standard, (4) minimum capital levels for bank holding companies, subject to a grandfather clause for financial institutions with less than $15 billion in assets, (5) derivative and proprietary trading by financial institutions, and (6) the resolution of large financial institutions.

Compliance with these new laws and regulations may increase our costs, limit our ability to pursue attractive business opportunities, cause us to modify our strategies and business operations and increase our capital requirements and constraints, any of which may have a material adverse impact on our business, financial condition, liquidity or results of operations.

The short-term and long-term impact of the changing regulatory capital requirements is uncertain.

On June 7, 2012, the federal regulatory authorities proposed rules, the Basel III Proposals, that would substantially amend the regulatory risk-based capital rules applicable to United and the Bank. The proposed rules implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act. The proposed rules were subject to a public comment period that has expired and there is no date set for the adoption of final rules.

The Basel III Proposals include new minimum risk-based capital and leverage ratios, which would be phased in during through 2015, and would modify capital and asset definitions for purposes of calculating those ratios. Among other things, the proposals establish a new common equity tier 1 minimum capital requirement of 4.5%, a higher minimum tier 1capital to risk-weighted assets requirement of 6.0% and a higher total capital to risk-weighted assets of 8.0% that would be phased in and fully effective in 2015. In addition, the proposals provide, to be considered “well-capitalized”, a new common equity tier 1 capital requirement of 6.5%, a higher tier 1capital to risk-weighted assets requirement of 8.0% and a higher total capital to risk-weighted assets of 10.0% that would be phased in and fully effective in 2015. Moreover, the proposals would limit a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of an additional 2.5% of common equity tier 1 capital in addition to the 4.5% minimum common equity tier 1 requirement and the other amounts necessary to the minimum risk-based capital requirements that would be phased in and fully effective in 2019. The proposals also seek to eliminate trust preferred securities from Tier 1 capital over a ten-year period.

While the Basel III Proposals and other regulatory capital requirements will likely result in generally higher regulatory capital standards with an increased focus on common equity, it is difficult at this time to predict when or how any new standards will ultimately be applied to United and the Bank. The application of more stringent capital requirements for United and the Bank could, among other things, result in lower returns on invested capital, require the raising of additional capital, and result in additional regulatory actions if we were to be unable to comply with such requirements. Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in our having to lengthen the term of our funding, restructure our business models, and/or increase our holdings of liquid assets. Implementation of changes to asset risk weightings for risk based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in us modifying our business strategy and could limit our ability to make dividends.

Our ability to fully utilize deferred tax assets could be impaired.

We have established a full valuation allowance against our net deferred tax asset of $270 million as of December 31, 2012, which includes approximately $221 million of deferred tax benefits related to federal and state operating loss carry-forwards. Our ability to use such assets, including the reversal or partial release of the valuation allowance, is dependent on our ability to generate future earnings within the operating loss carry-forward periods, which are generally 20 years. If we do not realize taxable earnings within the carry-forward periods, our deferred tax asset would be permanently impaired. Additionally, our ability to use such assets to offset future tax liabilities could be permanently impaired if cumulative common stock transactions over a rolling three-year period resulted in an ownership change under Section 382 of the Internal Revenue Code. There is no guarantee that the Plan will prevent United from experiencing an ownership change under Section 382. Our inability to utilize these deferred tax assets (benefits) would have a material adverse effect on our financial condition and results of operations.

System failure or cybersecurity breaches of our network security could subject us to increased operating costs as well as litigation and other potential losses.

We rely heavily on communications and information systems to conduct our business. The computer systems and network infrastructure we use could be vulnerable to unforeseen hardware and cybersecurity issues. Our operations are dependent upon our ability to protect our computer equipment against damage from fire, power loss, telecommunications failure or a similar catastrophic event. Any damage or failure that causes an interruption in our operations could have an adverse effect on our financial condition and results of operations. In addition, our operations are dependent upon our ability to protect the computer systems and network infrastructure we use, including our Internet banking activities, against damage from physical break-ins, cybersecurity breaches and other disruptive problems caused by the Internet or users. Such problems could jeopardize the security of our customers personal information and other information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability to us, subject us to additional regulatory scrutiny, damage our reputation, result in a loss of customers, or inhibit current and potential customers from our Internet banking services, any of all of which could have a material adverse effect on our results of operations and financial condition. Although we have security measures designed to mitigate the possibility of break-ins, breaches and other disruptive problems, including firewalls and penetration testing, there can be no assurance that such security measures will be effective in preventing such problems.

Our lack of geographic diversification increases our risk profile.

Our operations are located principally in Georgia, western North Carolina and east Tennessee. As a result of this geographic concentration, our results depend largely upon economic and business conditions in this area. Deterioration in economic and business conditions in our service area could have a material adverse impact on the quality of our loan portfolio and the demand for our products and services, which in turn may have a material adverse effect on our results of operations.

Our interest-only home equity lines of credit expose us to increased lending risk.

At December 31, 2012, we had $385 million of home equity line of credit loans, which represented 9% of our loan portfolio as of that date. Historically, United’s home equity lines of credit generally had a 35 month or 10 year draw period with interest-only payment requirements for the term of the loan, a balloon payment requirement at the end of the draw period and a maximum 80% combined loan to value ratio. Since June, 2012 new home equity lines of credit generally have a 10 year interest only draw period followed by a 15 year amortized repayment period for any outstanding balance at the 10 year conversion date. United continues to offer a home equity line of credit with a 35 month draw period with interest-only payment requirements for the term of the loan with a balloon payment requirement at the end of the draw period. All home equity line of credit products, historically and currently available, have a maximum 80% combined loan to value ratio. These loans are also secured by a first or second lien on the underlying home.

In the case of interest-only loans, a borrower’s monthly payment is subject to change when the loan converts to fully-amortizing status. Since the borrower’s monthly payment may increase by a substantial amount even without an increase in prevailing market interest rates, the borrower might not be able to afford the increased monthly payment. In addition, interest-only loans have a large, balloon payment at the end of the loan term, which the borrower may be unable to pay. Also, real estate values may decline, dramatically reducing or even eliminating the borrower’s equity, and credit standards may tighten in concert with the higher payment requirement, making it difficult for borrowers to sell their homes or refinance their loans to pay off their mortgage obligations. The risks can be magnified by United’s limited ability to monitor the delinquency status of the first lien on the collateral. For these reasons, home equity lines of credit are considered to have an increased risk of delinquency, default and foreclosure than conforming loans and may result in higher levels of losses.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

There are no unresolved comments from the Securities and Exchange Commission staff regarding United’s periodic or current reports under the Exchange Act.

ITEM 2.	PROPERTIES.

The executive offices of United are located at 125 Highway 515 East, Blairsville, Georgia. United owns this property. The Bank conducts business from facilities primarily owned by the Bank or its subsidiaries, all of which are in a good state of repair and appropriately designed for use as banking facilities. The Bank provides services or performs operational functions at 125 locations, of which 104 are owned and 21 are leased under operating leases. Note 9 to United’s consolidated financial statements includes additional information regarding amounts invested in premises and equipment.

ITEM 3.	LEGAL PROCEEDINGS.

In the ordinary course of operations, United and the Bank are defendants in various legal proceedings. Additionally, in the ordinary course of business, United and the Bank are subject to regulatory examinations and investigations. Based on our knowledge and advice of counsel, in the opinion of management, there is no such pending or threatened legal matter in which an adverse decision will result in a material adverse change in the consolidated financial condition or results of operations of United. No material proceedings terminated in the fourth quarter of 2012.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR UNITED’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Stock. United’s common stock trades on the Nasdaq Global Select Market under the symbol “UCBI”. The closing price for the period ended December 31, 2012 was $9.44. Below is a schedule of high, low and closing stock prices and average daily volume for all quarters in 2012 and 2011.

	2012				2011
	High	Low	Close	Avg Daily Volume	High	Low	Close	Avg Daily Volume
First quarter	$10.30	$6.37	$9.75	142,987	$11.85	$5.95	$11.65	227,321
Second quarter	9.77	7.76	8.57	145,132	14.65	9.80	10.56	139,741
Third quarter	8.82	6.12	8.39	329,475	11.33	7.67	8.49	214,303
Fourth quarter	9.49	8.01	9.44	202,871	8.90	6.22	6.99	202,024

The stock price information shown above has been adjusted to reflect United’s 1 for 5 reverse stock split as though it had occurred at the beginning of the earliest reported period.

At January 31, 2013, there were approximately 6,700 record shareholders and 15,000 beneficial shareholders of United’s common stock.

Dividends. No cash or stock dividends were declared on United’s common stock during 2012 or 2011. Federal and state laws and regulations impose restrictions on the ability of United and the Bank to pay dividends, and the Holding Company MOU provides that United may not incur additional indebtedness, pay cash dividends, make payments on our trust preferred securities or repurchase outstanding stock without prior approval of the Federal Reserve and DBF. We were not given permission to pay interest on our trust preferred securities and dividends on our preferred stock during the first quarter of 2011. Effective April 15, 2011, United received approval to make payments for currently payable and previously deferred dividends and interest on its preferred stock and trust preferred securities. Since then, United has continued to receive quarterly approvals of all payments.

In addition, pursuant to the terms of the Purchase Agreement entered into with Treasury under the CPP, the ability of United to declare or pay dividends or distributions on its common stock is subject to restrictions, including a restriction against increasing dividends from the last quarterly cash dividend per share of ($.45) declared on the common stock prior to December 5, 2008, as adjusted for subsequent stock dividends and other similar actions. Additional information regarding this item is included in Note 21 to the consolidated financial statements, under the heading of “Supervision and Regulation” in Part I of this report and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Dividends.”

Share Repurchases. Except as described below under “Sales of Unregistered Securities,” no shares were repurchased during 2012 or 2011. United’s Amended and Restated 2000 Key Employee Stock Option Plan allows option holders to exercise stock options by delivering previously acquired shares having a fair market value equal to the exercise price provided that the shares delivered must have been held by the option holder for at least six months. No shares were delivered to exercise stock options in 2012 or 2011.

Sales of Unregistered Securities. On February 22, 2011, United entered into a share exchange agreement (the “Share Exchange Agreement”) with Elm Ridge Offshore Master Fund, Ltd. (the “Master Fund”) and Elm Ridge Value Partners, L.P. (“Value Partners” and, together with the Master Fund, collectively, the “Elm Ridge Parties”). Under the Share Exchange Agreement, the Elm Ridge Parties agreed to transfer to the Company 1,551,126 shares of United’s common stock, in exchange for 16,613 Series D Preferred Shares and warrants to purchase 1,551,126 shares of common stock pursuant to an exemption provided by Section 4(2) of the Securities Act of 1933. The warrants may be exercised at any time or from time to time prior to August 22, 2013.

Performance Graph. Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on United’s common stock against the cumulative total return on the Nasdaq Stock Market (U.S. Companies) Index and the Nasdaq Bank Stocks Index for the five-year period commencing December 31, 2007 and ending on December 31, 2012.

FIVE YEAR CUMULATIVE TOTAL RETURNS*

COMPARISON OF UNITED COMMUNITY BANKS, INC.,

NASDAQ STOCK MARKET (U.S.) INDEX

AND NASDAQ BANK INDEX

As of December 31

	Cumulative Total Return *
	2007	2008	2009	2010	2011	2012
United Community Banks, Inc.	$100	$89	$22	$13	$9	$13
Nasdaq Stock Market (U.S.) Index	100	61	88	104	105	124
Nasdaq Bank Index	100	73	61	72	65	77

*	Assumes $100 invested on December 31, 2007 in United’s common stock and above noted indexes. Total return includes reinvestment of dividends at the closing stock price of the common stock on the dividend payment date and the closing values of stock and indexes as of December 31 of each year.

ITEM 6.	SELECTED FINANCIAL DATA.

For the Years Ended December 31,

(in thousands, except per share data;
taxable equivalent)	2012	2011	2010	2009	2008
INCOME SUMMARY
Net interest revenue	$229,099	$233,669	$243,052	$245,227	$238,704
Operating provision for loan losses (1)	62,500	251,000	234,750	310,000	184,000
Operating fee revenue (2)	56,771	49,908	48,548	50,964	46,081

Total operating revenue (1)(2)	223,370	32,577	56,850	(13,809)	100,785
Operating expenses (3)	186,774	261,599	242,952	217,050	200,335
Loss on sale of nonperforming assets	—	—	45,349	—	—

Operating income (loss) from continuing operations before taxes	36,596	(229,022)	(231,451)	(230,859)	(99,550)
Operating income taxes	2,740	(2,276)	73,218	(91,754)	(35,651)

Net operating income (loss) from continuing operations	33,856	(226,746)	(304,669)	(139,105)	(63,899)
Gain from acquisition, net of tax	—	—	—	7,062	—
Noncash goodwill impairment charges	—	—	(210,590)	(95,000)	—
Severance cost, net of tax benefit	—	—	—	(1,797)	—
Fraud loss provision and subsequent recovery, net of tax benefit	—	—	11,750	—	—
Net income (loss) from discontinued operations	—	—	(101)	513	449
Gain from sale of subsidiary, net of income taxes and selling costs	—	—	1,266	—	—

Net income (loss)	33,856	(226,746)	(502,344)	(228,327)	(63,450)
Preferred dividends and discount accretion	12,148	11,838	10,316	10,242	724

Net income (loss) available to common shareholders	$21,708	$(238,584)	$(512,660)	$(238,569)	$(64,174)

PERFORMANCE MEASURES
Per common share:
Diluted operating earnings (loss) from continuing operations (1)(2)(3)	$.38	$(5.97)	$(16.64)	$(12.37)	$(6.82)
Diluted earnings (loss) from continuing operations	.38	(5.97)	(27.15)	(19.80)	(6.82)
Diluted earnings (loss)	.38	(5.97)	(27.09)	(19.76)	(6.77)
Cash dividends declared (rounded)	—	—	—	—	.87
Stock dividends declared (6)	—	—	—	3 for 130	2 for 130
Book value	6.67	6.62	15.40	41.78	84.75
Tangible book value (5)	6.57	6.47	14.80	30.09	51.93
Key performance ratios:
Return on equity (4)	5.43%	(93.57)%	(85.08)%	(34.40)%	(7.82)%
Return on assets	.49	(3.15)	(6.61)	(2.76)	(.76)
Net interest margin	3.50	3.44	3.56	3.29	3.18
Operating efficiency ratio from continuing operations (2)(3)	65.43	92.27	98.98	73.97	70.00
Equity to assets	8.47	7.75	10.77	11.12	10.22
Tangible equity to assets (5)	8.38	7.62	8.88	8.33	6.67
Tangible common equity to assets (5)	5.54	3.74	6.52	6.15	6.57
Tangible common equity to risk-weighted assets (5)	8.26	8.25	5.64	10.39	8.34
ASSET QUALITY *
Non-performing loans	$109,894	$127,479	$179,094	$264,092	$190,723
Foreclosed properties	18,264	32,859	142,208	120,770	59,768

Total non-performing assets (NPAs)	128,158	160,338	321,302	384,862	250,491
Allowance for loan losses	107,137	114,468	174,695	155,602	122,271
Operating net charge-offs (1)	69,831	311,227	215,657	276,669	151,152
Allowance for loan losses to loans	2.57%	2.79%	3.79%	3.02%	2.14%
Operating net charge-offs to average loans (1)	1.69	7.33	4.42	5.03	2.57
NPAs to loans and foreclosed properties	3.06	3.87	6.77	7.30	4.35
NPAs to total assets	1.88	2.30	4.42	4.81	2.92
AVERAGE BALANCES ($ in millions)
Loans	$4,166	$4,307	$4,961	$5,548	$5,891
Investment securities	2,089	1,999	1,453	1,656	1,489
Earning assets	6,547	6,785	6,822	7,465	7,504
Total assets	6,865	7,189	7,605	8,269	8,319
Deposits	5,885	6,275	6,373	6,713	6,524
Shareholders’ equity	582	557	819	920	850
Common shares—Basic (thousands)	57,857	39,943	18,925	12,075	9,474
Common shares—Diluted (thousands)	57,857	39,943	18,925	12,075	9,474
AT YEAR END ($ in millions)
Loans *	$4,175	$4,110	$4,604	$5,151	$5,705
Investment securities	2,079	2,120	1,490	1,530	1,617
Total assets	6,802	6,983	7,276	8,000	8,592
Deposits	5,952	6,098	6,469	6,628	7,004
Shareholders’ equity	581	575	469	962	989
Common shares outstanding (thousands)	57,741	57,561	18,937	18,809	9,602

(1)

Excludes the recovery of $11.8 million in previously recognized fraud-related loan losses in 2010. (2) Excludes the gain from acquisition of $11.4 million, net of income tax expense of $4.3 million in 2009. (3) Excludes the goodwill impairment charges of $211 million and $95 million in 2010 and 2009, respectively, and severance costs of $2.9 million, net of income tax benefit of $1.1 million in 2009. (4) Net income (loss) available to common shareholders, which is net of preferred stock dividends, divided by average realized common equity, which excludes accumulated other comprehensive income (loss). (5) Excludes effect of acquisition related intangibles and associated amortization. (6) Number of new shares issued for shares currently held.

*	Excludes loans and foreclosed properties covered by loss sharing agreements with the FDIC.

Selected Financial Data (Continued)

	2012				2011
(in thousands, except per share	Fourth	Third	Second	First	Fourth	Third	Second	First
data; taxable equivalent)	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
INCOME SUMMARY
Interest revenue	$64,450	$65,978	$66,780	$70,221	$71,905	$74,543	$76,931	$75,965
Interest expense	8,422	8,607	9,944	11,357	12,855	15,262	17,985	19,573

Net interest revenue	56,028	57,371	56,836	58,864	59,050	59,281	58,946	56,392
Provision for loan losses	14,000	15,500	18,000	15,000	14,000	36,000	11,000	190,000
Fee revenue	14,761	13,764	12,867	15,379	12,667	11,498	13,905	11,838

Total revenue	56,789	55,635	51,703	59,243	57,717	34,779	61,851	(121,770)
Operating expenses	50,726	44,783	44,310	46,955	51,080	46,520	48,728	115,271

Income (loss) before income taxes	6,063	10,852	7,393	12,288	6,637	(11,741)	13,123	(237,041)
Income tax expense (benefit)	802	284	894	760	(3,264)	(402)	1,095	295

Net income (loss)	5,261	10,568	6,499	11,528	9,901	(11,339)	12,028	(237,336)
Preferred dividends and discount accretion	3,045	3,041	3,032	3,030	3,025	3,019	3,016	2,778

Net income (loss) available to common shareholders	$2,216	$7,527	$3,467	$8,498	$6,876	$(14,358)	$9,012	$(240,114)

PERFORMANCE MEASURES
Per common share:
Diluted income (loss)	.04	.13	.06	.15	.12	(.25)	.16	(13.00)
Book value	6.67	6.75	6.61	6.68	6.62	6.77	7.11	2.20
Tangible book value (2)	6.57	6.64	6.48	6.54	6.47	6.61	6.94	1.69
Key performance ratios:
Return on equity (1)(3)	2.15%	7.43%	3.51%	8.78%	7.40%	(15.06)%	42.60%	(526.54)%
Return on assets (3)	.31	.63	.37	.66	.56	(.64)	.66	(13.04)
Net interest margin (3)	3.44	3.60	3.43	3.53	3.51	3.55	3.41	3.30
Efficiency ratio	71.69	62.95	63.84	63.31	71.23	65.73	66.88	169.08
Equity to assets	8.63	8.75	8.33	8.19	8.28	8.55	8.06	6.15
Tangible equity to assets (2)	8.55	8.66	8.24	8.08	8.16	8.42	7.93	6.01
Tangible common equity to assets (2)	5.67	5.73	5.45	5.33	5.38	5.65	1.37	2.70
Tangible common equity to risk-weighted assets (2)	8.26	8.44	8.37	8.21	8.25	8.52	8.69	.75
ASSET QUALITY *
Non-performing loans	$109,894	$115,001	$115,340	$129,704	$127,479	$144,484	$71,065	$83,769
Foreclosed properties	18,264	26,958	30,421	31,887	32,859	44,263	47,584	54,378

Total non-performing assets (NPAs)	128,158	141,959	145,761	161,591	160,338	188,747	118,649	138,147
Allowance for loan losses	107,137	107,642	112,705	113,601	114,468	146,092	127,638	133,121
Net charge-offs	14,505	20,563	18,896	15,867	45,624	17,546	16,483	231,574
Allowance for loan losses to loans	2.57%	2.60%	2.74%	2.75%	2.79%	3.55%	3.07%	3.17%
Net charge-offs to average loans (3)	1.39	1.99	1.85	1.55	4.39	1.68	1.58	20.71
NPAs to loans and foreclosed properties	3.06	3.41	3.51	3.88	3.87	4.54	2.82	3.25
NPAs to total assets	1.88	2.12	2.16	2.25	2.30	2.74	1.66	1.79
AVERAGE BALANCES ($ in millions)
Loans	$4,191	$4,147	$4,156	$4,168	$4,175	$4,194	$4,266	$4,599
Investment securities	2,088	1,971	2,145	2,153	2,141	2,150	2,074	1,625
Earning assets	6,482	6,346	6,665	6,700	6,688	6,630	6,924	6,902
Total assets	6,778	6,648	6,993	7,045	7,019	7,000	7,363	7,379
Deposits	5,873	5,789	5,853	6,028	6,115	6,061	6,372	6,560
Shareholders’ equity	585	582	583	577	581	598	594	454
Common shares—basic (thousands)	57,971	57,880	57,840	57,764	57,646	57,599	25,427	18,466
Common shares—diluted (thousands)	57,971	57,880	57,840	57,764	57,646	57,599	57,543	18,466
AT PERIOD END ($ in millions)
Loans *	$4,175	$4,138	$4,119	$4,128	$4,110	$4,110	$4,163	$4,194
Investment securities	2,079	2,025	1,984	2,202	2,120	2,123	2,188	1,884
Total assets	6,802	6,699	6,737	7,174	6,983	6,894	7,152	7,709
Deposits	5,952	5,823	5,822	6,001	6,098	6,005	6,183	6,598
Shareholders’ equity	581	585	576	580	575	583	603	586
Common shares outstanding (thousands)	57,741	57,710	57,641	57,603	57,561	57,510	57,469	20,903

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

Operating earnings (loss) and operating earnings (loss) per diluted share are non-GAAP performance measures. United’s management believes that operating performance measures are useful in analyzing the Company’s financial performance trends since they exclude items that are non-recurring in nature and therefore most of the discussion in this section will refer to operating performance measures. A reconciliation of these operating performance measures to GAAP performance measures is included in the table on pages 34 and 35.

While United continues to experience challenges in its loan portfolio caused by the weakened housing and commercial real estate markets, the Company’s financial condition improved considerably in 2012. United was able to experience loan growth, despite the fragile economic conditions in its markets and intense competition for quality loans. United reported net income of $33.9 million in 2012 compared to a net loss of $227 million in 2011, which primarily reflected the credit losses taken in the first quarter associated with the execution of a plan to sell approximately $293 million in substandard and nonperforming loans, and to accelerate the disposition of approximately $142 million in foreclosed properties (the “Problem Asset Disposition Plan”). Diluted earnings per common share was $.38 for the year ended December 31, 2012, compared with a diluted loss per common share of $5.97 for 2011.

United’s approach to managing through the challenging economic cycle has been to aggressively deal with credit problems and dispose of troubled assets quickly, taking losses as necessary. United’s provision for loan losses was $62.5 million in 2012 compared with $251 million in 2011, reflecting the improvement in the credit quality of United’s loan portfolio. Net charge-offs for 2012 were $69.8 million compared with $311 million in 2011. During the second quarter of 2011, in conjunction with a bulk sale transaction (the “Bulk Loan Sale”), performing substandard loans with a carrying amount of $166 million and nonperforming loans with a carrying amount of $101 million were sold for $87.9 million.

Since the execution of the Problem Asset Disposition Plan in the first quarter of 2011, United’s allowance for loan losses analysis has indicated a lower allowance requirement each quarter than the previous quarter, resulting in provisions for loan losses being below the amount of net charge-offs. The only exception was the third quarter of 2011, due to the classification of United’s largest lending relationship. As United’s historical loss experience and other credit measures have improved, the amount of estimated losses inherent in the loan portfolio, as measured by United’s quarterly analysis of the allowance for loan losses, has decreased accordingly.

As of December 31, 2012, United’s allowance for loan losses was $107 million, or 2.57% of loans compared to $114 million, or 2.79% of loans at the end of 2011. Nonperforming assets of $128 million, which excludes assets that are covered by loss sharing agreements with the FDIC, were 1.88% of total assets at December 31, 2012, compared to 2.30% as of December 31, 2011.

Taxable equivalent net interest revenue was $229 million for 2012, compared to $234 million in 2011. The $4.57 million, or 2% decrease in net interest revenue, was primarily the result of lower yields on the loan and securities portfolios, which were due to loan pricing competition and the reinvestment of maturing and called securities proceeds at record low interest rates. The decrease in net interest revenue was substantially offset by lower deposit costs.

Net interest margin increased 6 basis points from 3.44% in 2011 to 3.50% in 2012 due primarily to the smaller balance of interest earning assets. During the financial crisis, United maintained levels of liquidity well in excess of the level carried during periods of more stable economic conditions. The higher levels of liquidity inflated the balance sheet at a slightly negative spread. Beginning in 2011 and continuing throughout 2012, United has removed much of the excess liquidity from its balance sheet as credit concerns and economic conditions began to stabilize. Also contributing to the 2012 margin improvement was a higher average balance of non-interest bearing demand deposits.

Fee revenue of $56.8 million was up $6.86 million, or 14%, from 2011. Overdraft fees declined $944,000, or 7%, as a result of regulatory changes requiring customer consent before using overdraft services. This decline was more than offset by a $1.03 million increase in ATM and debit card fee revenue. In addition, beginning January 1, 2012, United began assessing service fees on low balance demand deposit accounts which increased other deposit service charges by $2.48 million over 2011. Mortgage loan and related fees increased $5.06 million compared to the prior year, due to higher origination volumes that were driven by record low mortgage rates. Hedge ineffectiveness gains recognized in 2012 were $659,000 compared with $5.00 million in 2011.

For 2012, operating expenses of $187 million were down $74.8 million, or 29%, from the same period in the prior year. Lower salary and employee benefits expense accounted for $4.07 million of the decrease, due to the reduction in staff levels. At December 31, 2012, United had 1,590 staff compared with 1,754 at December 31, 2011, a reduction of 164 staff. Foreclosed property costs were $64.9 million lower in 2012, due to the Problem Asset Disposition that drove up foreclosed property costs in 2011. United’s focus on reducing costs and improving operational efficiency resulted in the reduction of most expense categories in 2012.

As of December 31, 2012, United established litigation reserves of $4.00 million by recording a charge to other operating expenses. The litigation reserves are described in more detail below in “Transaction with Fletcher International – Legal Disputes”.

Loans at December 31, 2012 were $4.18 billion, up $65 million from the end of 2011. This was the first year over year loan growth since 2008. Much of the loan growth resulted from United’s focus on owner-occupied commercial real estate and small business lending. United has also been running a successful home equity line of credit promotion that added $100 million in new loans in the second half of the year. In addition, United purchased $40 million of indirect auto loans during 2012. Totaling $382 million, residential construction loans at December 31, 2012 represented 9% of outstanding loans, down from 11% at the end of 2011, a decrease of $66.7 million. Deposits were down $146 million to $5.95 billion, as United focused on reducing interest expense by allowing attrition in higher rate certificates of deposit by not aggressively competing with rates. United’s focus was to increase low cost core transaction deposits which grew $311 million in 2012, excluding public funds deposits. At the end of 2012, total equity capital was $581 million, up $6 million from December 31, 2011, reflecting the company’s return to profitability in 2012. At December 31, 2012, all of United’s regulatory capital ratios were above well capitalized levels.

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

The allowance for loan losses consists of an allocated component and an unallocated component. The components of the allowance for loan losses represent an estimate. The allocated component of the allowance for loan losses reflects losses inherent in the loan portfolio and is based on analyses developed through specific credit allocations for individual loans and historical loss experience for each loan category. The specific credit allocations are based on impairment analyses of all nonaccrual loans over $500,000, accruing substandard loans in relationships over $2 million and Troubled Debt Restructured loans (“TDRs”), which are all considered impaired loans. These analyses involve judgment in estimating the amount of loss associated with specific loans, including estimating the amount and timing of future cash flows and collateral values. The historical loss element is determined using the weighted average of actual losses incurred over the prior eight quarters for each type of loan, updated quarterly. The weighted average is weighted toward the most recent quarters’ loss experience. The historical loss experience is adjusted for known changes in economic conditions and credit quality trends such as changes in the amount of past due and nonperforming loans. The resulting loss allocation factors are applied to the balance of each type of loan after removing the balance of impaired loans and other specifically allocated loans from each category. The loss allocation factors are updated quarterly. The allocated component of the allowance for loan losses also includes consideration of concentrations of credit and changes in portfolio mix.

The unallocated portion of the allowance reflects management’s estimate of probable inherent but undetectable losses within the portfolio due to uncertainties in economic conditions, delays in obtaining information, including unfavorable information about a borrower’s financial condition, the difficulty in identifying triggering events that correlate to subsequent loss rates, and risk factors that have not yet manifested themselves in loss allocation factors. In addition, the unallocated allowance includes a component that accounts for the inherent imprecision in loan loss estimation based on historical loss experience as a result of United’s growth through acquisitions, which have expanded the geographic footprint in which it operates, and changed its portfolio mix. Also, loss data representing a complete economic cycle is not available for all sectors. Uncertainty surrounding the strength and timing of economic cycles also affects estimates of loss. The historical losses used in developing loss allocation factors may not be representative of actual losses inherent in the portfolio.

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

Fair Value Measurements

United’s impaired loans and foreclosed assets may be measured and carried at fair value, the determination of which requires management to make assumptions, estimates and judgments. At December 31, 2012, the percentage of total assets measured at fair value was 30%. See Note 23 “Fair Value” in the consolidated financial statements herein for additional disclosures regarding the fair value of our assets and liabilities.

When a loan is considered impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. In addition, foreclosed assets are carried at the lower of cost, fair value, less cost to sell, or listed selling price less cost to sell, following foreclosure. Fair value is defined by GAAP “as the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date.” GAAP further defines an “orderly transaction” as “a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets. It is not a forced transaction (for example, a forced liquidation or distress sale).” Recently in the Bank’s markets there have been very few transactions in the type of assets which represent the vast majority of the Bank’s impaired loans and foreclosed properties which reflect “orderly transactions” as so defined. Instead, most transactions in comparable assets have been distressed sales not indicative of fair value. Accordingly, the determination of fair value in the current environment is difficult and more subjective than it would be in a stable real estate environment. Although management believes its processes for determining the value of these assets are appropriate and allow United to arrive at a fair value, the processes require management judgment and assumptions and the value of such assets at the time they are revalued or divested may be significantly different from management’s determination of fair value. In addition, because of this increased subjectivity in fair value determinations, there is greater than usual grounds for differences in opinions, which may result in increased disagreements between management and the Bank’s regulators, disagreements which could cause the Bank to change its judgments about fair value.

The fair values for available for sale and held to maturity securities are generally based upon quoted market prices or observable market prices for similar instruments. United utilizes a third-party pricing service to assist with determining the fair value of its securities portfolio. The pricing service uses observable inputs when available including benchmark yields, reported trades, broker-dealer quotes, issuer spreads, benchmark securities, bids and offers. These values take into account recent market activity as well as other market observable data such as interest rate, spread and prepayment information. When market observable data is not available, which generally occurs due to the lack of liquidity for certain securities, the valuation of the security is subjective and may involve substantial judgment by management. As of December 31, 2012, United had $350,000 of available for sale securities valued using unobservable inputs. This amount represents less than .01% of total assets. United periodically reviews available for sale securities that are in an unrealized loss position to determine whether other-than-temporary impairment exists. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost-basis. The primary factors United considers in determining whether impairment is other-than-temporary are long term expectations and recent experience regarding principal and interest payments, and United’s ability and intent to hold the security until the amortized cost basis is recovered.

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

At December 31, 2012, United reported no net deferred tax asset, due to a full valuation allowance of $270 million. Accounting Standards Codification Topic 740, Income Taxes, requires that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. United’s management considers both positive and negative evidence. In making such judgments, significant weight is given to evidence that can be objectively verified. Because of the significant weight given to recent losses, management determined that a full valuation allowance was necessary.

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

GAAP Reconciliation and Explanation

This Form 10-K contains non-GAAP financial measures determined by methods other than in accordance with GAAP. Such non-GAAP financial measures include, among others, the following: taxable equivalent interest revenue, taxable equivalent net interest revenue, operating provision for loan losses, operating fee revenue, total operating revenue, operating expense, operating income (loss), operating earnings (loss) per share and operating earnings (loss) per diluted share. Management uses these non-GAAP financial measures because it believes they are useful for evaluating our operations and performance over periods of time, as well as in managing and evaluating our business and in discussions about our operations and performance. Management believes these non-GAAP financial measures provide users of our financial information with a meaningful measure for assessing our financial results and credit trends, as well as comparison to financial results for prior periods. These non-GAAP financial measures should not be considered as a substitute for operating results determined in accordance with GAAP and may not be comparable to other similarly titled financial measures used by other companies. A reconciliation of these operating performance measures to GAAP performance measures is included on the tables on pages 34 and 35.

In 2010, United recorded a non-cash goodwill impairment charge of $211 million in the third quarter. Also in 2010, United received a partial recovery of $11.8 million, net of recovery costs, in the fourth quarter resulting from fraud losses incurred in 2007 relating to two failed real estate developments near Spruce Pine, North Carolina. In 2009, United recorded non-cash goodwill impairment charges of $25 million and $70 million during the third and first quarters, respectively. In addition, United recorded severance costs of $2.9 million during the first quarter of 2009 and a bargain purchase gain on the acquisition of Southern Community Bank in the amount of $11.4 million during the second quarter of 2009.

Net operating income (loss) excludes the effect of the goodwill impairment charge of $211 million and the $11.8 million fraud loss partial recovery in 2010; the goodwill impairment charges of $95 million, the $11.4 million bargain purchase gain on acquisition, and the $2.9 million in severance costs in 2009, because management believes that the circumstances leading to those items were isolated, non-recurring events and do not reflect overall trends in United’s earnings and financial performance. Management believes this non-GAAP net operating loss provides users of United’s financial information with a meaningful measure for assessing United’s financial results and credit trends, as well as comparison to financial results for prior periods.

The following pages contain a reconciliation of net operating income to GAAP net income.

Table 1—Operating Earnings to GAAP Earnings Reconciliation—Annual Selected Financial Information

(in thousands, except per share	For the Twelve Months Ended
data; taxable equivalent)	2012	2011	2010	2009	2008
Interest revenue reconciliation
Interest revenue—taxable equivalent	$267,429	$299,344	$343,123	$404,961	$466,969
Taxable equivalent adjustment	(1,690)	(1,707)	(2,001)	(2,132)	(2,261)

Interest revenue (GAAP)	$265,739	$297,637	$341,122	$402,829	$464,708

Net interest revenue reconciliation
Net interest revenue—taxable equivalent	$229,099	$233,669	$243,052	$245,227	$238,704
Taxable equivalent adjustment	(1,690)	(1,707)	(2,001)	(2,132)	(2,261)

Net interest revenue (GAAP)	$227,409	$231,962	$241,051	$243,095	$236,443

Provision for loan losses reconciliation
Operating provision for loan losses	$62,500	$251,000	$234,750	$310,000	$184,000
Partial recovery of special fraud-related loan loss	—	—	(11,750)	—	—

Provision for loan losses (GAAP)	$62,500	$251,000	$223,000	$310,000	$184,000

Fee revenue reconciliation
Operating fee revenue	$56,771	$49,908	$48,548	$50,964	$46,081
Gain from acquisition	—	—	—	11,390	—

Fee revenue (GAAP)	$56,771	$49,908	$48,548	$62,354	$46,081

Total revenue reconciliation
Total operating revenue	$223,370	$32,577	$56,850	$(13,809)	$100,785
Taxable equivalent adjustment	(1,690)	(1,707)	(2,001)	(2,132)	(2,261)
Gain from acquisition	—	—	—	11,390	—
Partial recovery of special fraud-related loan loss	—	—	11,750	—	—

Total revenue (GAAP)	$221,680	$30,870	$66,599	$(4,551)	$98,524

Expense reconciliation
Operating expense	$186,774	$261,599	$288,301	$217,050	$200,335
Noncash goodwill impairment charge	—	—	210,590	95,000	—
Severance costs	—	—	—	2,898	—

Operating expense (GAAP)	$186,774	$261,599	$498,891	$314,948	$200,335

Income (loss) before taxes reconciliation
Income (loss) before taxes	$36,596	$(229,022)	$(231,451)	$(230,859)	$(99,550)
Taxable equivalent adjustment	(1,690)	(1,707)	(2,001)	(2,132)	(2,261)
Gain from acquisition	—	—	—	11,390	—
Noncash goodwill impairment charge	—	—	(210,590)	(95,000)	—
Severance costs	—	—	—	(2,898)	—
Partial recovery of special fraud-related loan loss	—	—	11,750	—	—

Income (loss) before taxes (GAAP)	$34,906	$(230,729)	$(432,292)	$(319,499)	$(101,811)

Income tax expense (benefit) reconciliation
Income tax expense (benefit)	$2,740	$(2,276)	$73,218	$(91,754)	$(35,651)
Taxable equivalent adjustment	(1,690)	(1,707)	(2,001)	(2,132)	(2,261)
Gain from acquisition, tax expense	—	—	—	4,328	—
Severance costs, tax benefit	—	—	—	(1,101)	—

Income tax expense (benefit) (GAAP)	$1,050	$(3,983)	$71,217	$(90,659)	$(37,912)

Diluted earnings (loss) from continuing operations per common share reconciliation
Diluted operating earnings (loss) from continuing operations per common share	$.38	$(5.97)	$(16.64)	$(12.37)	$(6.82)
Gain from acquisition	—	—	—	.58	—
Noncash goodwill impairment charge	—	—	(11.13)	(7.86)	—
Severance costs	—	—	—	(.15)	—
Partial recovery of special fraud-related loan loss	—	—	.62	—	—

Diluted earnings (loss) from continuing operations per common share (GAAP)	$.38	$(5.97)	$(27.15)	$(19.80)	$(6.82)

Book value per common share reconciliation
Tangible book value per common share	$6.57	$6.47	$14.80	$30.09	$51.93
Effect of goodwill and other intangibles	.10	.15	.60	11.69	32.82

Book value per common share (GAAP)	$6.67	$6.62	$15.40	$41.78	$84.75

Efficiency ratio from continuing operations reconciliation
Operating efficiency ratio from continuing operations	65.43%	92.27%	98.98%	73.97%	70.00%
Gain from acquisition	—	—	—	(2.77)	—
Noncash goodwill impairment charge	—	—	72.29	31.17	—
Severance costs	—	—	—	.95	—

Efficiency ratio from continuing operations (GAAP)	65.43%	92.27%	171.27%	103.32%	70.00%

Average equity to assets reconciliation
Tangible common equity to assets	5.54%	3.74%	6.52%	6.15%	6.57%
Effect of preferred equity	2.84	3.88	2.36	2.18	.10

Tangible equity to assets	8.38	7.62	8.88	8.33	6.67
Effect of goodwill and other intangibles	.09	.13	1.89	2.79	3.55

Equity to assets (GAAP)	8.47%	7.75%	10.77%	11.12%	10.22%

Tangible common equity to risk-weighted assets reconciliation
Tangible common equity to risk-weighted assets	8.26%	8.25%	5.64%	10.39%	8.34%
Effect of other comprehensive income	.51	(.03)	(.42)	(.87)	(.91)
Effect of deferred tax limitation	—	—	—	(1.27)	—
Effect of trust preferred	1.15	1.18	1.06	.97	.88
Effect of preferred equity	4.24	4.29	3.53	3.19	2.90

Tier I capital ratio (Regulatory)	14.16%	13.69%	9.81%	12.41%	11.21%

Net charge-offs reconciliation
Operating net charge-offs	$69,831	$311,227	$215,657	$276,669	$151,152
Subsequent partial recovery of fraud-related charge-off	—	—	(11,750)	—	—

Net charge-offs (GAAP)	$69,831	$311,227	$203,907	$276,669	$151,152

Net charge-offs to average loans reconciliation
Operating net charge-offs to average loans	1.69%	7.33%	4.42%	5.03%	2.57%
Subsequent partial recovery of fraud-related charge-off	—	—	(.25)	—	—

Net charge-offs to average loans (GAAP)	1.69%	7.33%	4.17%	5.03%	2.57%

Table 1 (Continued)—Operating Earnings to GAAP Earnings Reconciliation—Quarterly Selected Financial Information

	2012				2011
(in thousands, except per share	Fourth	Third	Second	First	Fourth	Third	Second	First
data; taxable equivalent)	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Interest revenue reconciliation
Interest revenue—taxable equivalent	$64,450	$65,978	$66,780	$70,221	$71,905	$74,543	$76,931	$75,965
Taxable equivalent adjustment	(381)	(419)	(444)	(446)	(423)	(420)	(429)	(435)

Interest revenue (GAAP)	$64,069	$65,559	$66,336	$69,775	$71,482	$74,123	$76,502	$75,530

Net interest revenue reconciliation
Net interest revenue—taxable equivalent	$56,028	$57,371	$56,836	$58,864	$59,050	$59,281	$58,946	$56,392
Taxable equivalent adjustment	(381)	(419)	(444)	(446)	(423)	(420)	(429)	(435)

Net interest revenue (GAAP)	$55,647	$56,952	$56,392	$58,418	$58,627	$58,861	$58,517	$55,957

Total revenue reconciliation
Total operating revenue	$56,789	$55,635	$51,703	$59,243	$57,717	$34,779	$61,851	$(121,770)
Taxable equivalent adjustment	(381)	(419)	(444)	(446)	(423)	(420)	(429)	(435)

Total revenue (GAAP)	$56,408	$55,216	$51,259	$58,797	$57,294	$34,359	$61,422	$(122,205)

Income (loss) before taxes reconciliation
Income (loss) before taxes	$6,063	$10,852	$7,393	$12,288	$6,637	$(11,741)	$13,123	$(237,041)
Taxable equivalent adjustment	(381)	(419)	(444)	(446)	(423)	(420)	(429)	(435)

Income (loss) from continuing operations before taxes (GAAP)	$5,682	$10,433	$6,949	$11,842	$6,214	$(12,161)	$12,694	$(237,476)

Income tax expense (benefit) reconciliation
Operating income tax expense (benefit)	$802	$284	$894	$760	$(3,264)	$(402)	$1,095	$295
Taxable equivalent adjustment	(381)	(419)	(444)	(446)	(423)	(420)	(429)	(435)

Income tax expense (benefit) (GAAP)	$421	$(135)	$450	$314	$(3,687)	$(822)	$666	$(140)

Book value per common share reconciliation
Tangible book value per common share	$6.57	$6.64	$6.48	$6.54	$6.47	$6.61	$6.94	$1.69
Effect of goodwill and other intangibles	.10	.11	.13	.14	.15	.16	.17	.51

Book value per common share (GAAP)	$6.67	$6.75	$6.61	$6.68	$6.62	$6.77	$7.11	$2.20

Average equity to assets reconciliation
Tangible common equity to assets	5.67%	5.73%	5.45%	5.33%	5.38%	5.65%	1.37%	2.70%
Effect of preferred equity	2.88	2.93	2.79	2.75	2.78	2.77	6.56	3.31

Tangible equity to assets	8.55	8.66	8.24	8.08	8.16	8.42	7.93	6.01
Effect of goodwill and other intangibles	.08	.09	.09	.11	.12	.13	.13	.14

Equity to assets (GAAP)	8.63%	8.75%	8.33%	8.19%	8.28%	8.55%	8.06%	6.15%

Tangible common equity to risk-weighted assets reconciliation
Tangible common equity to risk-weighted assets	8.26%	8.44%	8.37%	8.21%	8.25%	8.52%	8.69%	.75%
Effect of other comprehensive income	.51	.36	.28	.10	(.03)	(.29)	(.42)	(.32)
Effect of trust preferred	1.15	1.17	1.19	1.15	1.18	1.19	1.15	1.13
Effect of preferred equity	4.24	4.29	4.35	4.23	4.29	4.33	4.20	5.87

Tier I capital ratio (Regulatory)	14.16%	14.26%	14.19%	13.69%	13.69%	13.75%	13.62%	7.43%

Transaction with Fletcher International

Description of Transaction

On April 1, 2010, the Bank entered into an asset purchase and sale agreement (the “Asset Purchase Agreement”) with Fletcher Inc. and five separate limited liability companies (“LLCs”) that are affiliates of Fletcher Inc. for the purpose of acquiring nonperforming assets under the Asset Purchase Agreement. United has no ownership interest in the LLCs. The asset sale transaction was completed on April 30, 2010 with the Bank selling nonperforming commercial and residential construction loans and foreclosed properties having a carrying value of $103 million in exchange for cash of $20.6 million and notes receivable for $82.5 million.

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

Also on April 1, 2010, United and Fletcher International Ltd. (“Fletcher Ltd.”, together with Fletcher Inc. and their affiliates, “Fletcher”), entered into a securities purchase agreement (the “Securities Purchase Agreement”) pursuant to which Fletcher Ltd. agreed to purchase from United 65,000 shares of United’s Series C convertible preferred stock, par value $1.00 per share (the “Convertible Preferred Stock”), at a purchase price of $1,000 per share, for an aggregate purchase price of $65 million, subject to certain conditions precedent.

Concurrently with the payment of the $10 million deposit under the Asset Purchase Agreement by Fletcher, United also granted a $30 million warrant to Fletcher to purchase non-voting Common Stock Equivalent Junior Preferred Stock (“Junior Preferred Stock”). The warrant may only be exercised by net share settlement (cashless exercise) and is exercisable for nine years from May 26, 2010, subject to limited extensions upon certain events and certain conditions precedent. The Junior Preferred Stock could be convertible into 1,411,765 common shares exercisable at a price equivalent to $21.25 per share.

Accounting Treatment

Although the Asset Purchase Agreement and the Securities Purchase Agreement were two separate agreements, they were accounted for as part of one transaction because they were entered into simultaneously and the Securities Purchase Agreement was dependent upon the sale of nonperforming assets. United evaluated this transaction to determine whether the transfer should be accounted for as a sale or a secured borrowing and whether the Fletcher LLCs should be consolidated with United. When evaluating whether the transfer should be accounted for as a sale, United primarily evaluated whether control had been surrendered, the rights of Fletcher to exchange and pledge the assets, and whether United retains effective control, which included evaluating any continuing involvement in the assets. Based on the evaluation, the transfer of assets under the Asset Purchase Agreement meets the definition as a sale under current accounting standards and was accounted for as such. United further evaluated whether the Fletcher LLCs should be consolidated which included evaluating whether United has a controlling financial interest and is therefore the primary beneficiary. This evaluation principally included determining whether United directs the activities that have the most significant impact on the LLCs economic performance and whether United has an obligation to absorb losses or the right to receive benefits that could be significant to the LLCs. Based on that evaluation, the LLCs have not been included as part of the consolidated group of subsidiaries in United’s consolidated financial statements.

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

Legal Disputes

As disclosed on February 22, 2013, United and FILB Co-Investments LLC (“FILB-Co”) agreed to settle all outstanding claims and counterclaims in connection with the previously disclosed lawsuit between United and FILB-Co. FILB-Co filed a lawsuit against United with respect to purported contractual rights under the Securities Purchase Agreement that FILB-Co claimed were assigned to it by Fletcher. Fletcher made the purported assignment to FILB-Co in response to redemption requests to Fletcher by several investors in one of Fletcher’s funds (“Leveraged”). Fletcher then transferred its interests in FILB-Co to those investors, who challenged Fletcher’s attempted redemption as commercially worthless in liquidation proceedings commenced in the Grand Court of the Cayman Islands. As the result of those proceedings, the Cayman court ordered the liquidation of Leveraged, and a court-appointed liquidator was appointed to manage FILB-Co. Subsequently, Fletcher filed for bankruptcy protection in the U.S. Bankruptcy Court for the Southern District of New York.

Fletcher has stated that it did not assign the Warrant or its right to an alleged “registration failure” penalty under the Securities Purchase Agreement (apart from a claim for a portion thereof) to FILB-Co, and United has received purported partial warrant exercise notices from Fletcher that include incorrect calculations of the number of settlement shares Fletcher would receive upon exercise and demands for the payment of such a penalty. United believes that any current exercise of the Warrant would not result in the issuance of any settlement shares because, among other things, the Warrant may only be exercised for net shares via a cashless exercise formula, and, following United’s 2011 reclassification of its common stock in the form of 1-for-5 reverse stock split, or recombination, the reverse stock split-adjusted market price component of that formula does not exceed the exercise price to yield any net shares. United also believes that no registration failure penalty is due. As a result, United has responded to Fletcher with United’s calculations related to the Warrant and denied any liability for any such penalty.

In connection with the FILB-Co settlement, United recorded $4 million in litigation charges which includes the establishment of litigation reserves associated with claims that may be made against United by Fletcher.

The settlement with FILB-Co is expected to be completed promptly following completion of a definitive agreement and the receipt of necessary court approvals.

Results of Operations

The remainder of this financial discussion focuses on operating earnings, which excludes the goodwill impairment charge and partial fraud loss recovery in 2010, the goodwill impairment charges, and the gain on acquisition and severance costs in 2009, except for the discussion of income taxes. Operating and GAAP earnings were the same in 2012, 2011 and 2008. For additional information on operating earnings measures, refer to the preceding section on “Non-GAAP Financial Measures.”

There are a few large items included in operating earnings that are generally nonrecurring in nature that affect comparability between periods. Although credit losses in all periods were elevated, reflecting the weak economic cycle of the past four years, in 2011, United’s credit losses reflected the execution of the Problem Asset Disposition Plan. That plan included the Bulk Loan Sale which removed United’s most challenging problem assets and resulted in a significant decrease in the level of problem assets. As a result, the Problem Asset Disposition Plan accelerated United’s return to profitability following the first quarter of 2011 capital transaction. In addition, operating earnings in 2010 included a $45.3 million charge to operating expense resulting from the Fletcher transaction, which increased the net loss per share by $2.40, and the $157 million income tax expense related to establishment of a full deferred tax valuation allowance.

United reported net earnings of $33.9 million for the year ended December 31, 2012. This compared to a net loss of $227 million for the same period in 2011. Diluted earnings per common share for 2012 was $.38. This compared to diluted loss per share for 2011 of $5.97.

Net Interest Revenue (Taxable Equivalent)

Net interest revenue (the difference between the interest earned on assets and the interest paid on deposits and other liabilities) is the single largest component of United’s revenue. United actively manages this revenue source to provide optimal levels of revenue while balancing interest rate, credit, and liquidity risks. Taxable equivalent net interest revenue totaled $229 million in 2012, a decrease of $4.57 million, or 2%, from 2011. Taxable equivalent net interest revenue for 2011 decreased $9.38 million, or 4%, from 2010. The decrease in net interest revenue in 2012 compared to 2011 was primarily due to lower yields on the securities and loan portfolios and smaller balances of interest-earning assets. The decrease in net interest revenue in 2011 compared to 2010 was due primarily to lower levels of average loan balances which were substantially offset by lower rates on deposits and a more favorable deposit mix. United continued its focus on loan and deposit pricing, in an effort to maintain a steady level of net interest revenue.

The average yield on loans for 2012 decreased 33 basis points from 2011, reflecting the continuing effect of the low interest rate environment and competition for a limited number of quality lending opportunities. Average loans decreased $142 million in 2012, or 3%, from 2011. The decrease in the loan portfolio has begun to stabilize; however, there is a high level of competition for quality lending relationships, which continues to put pressure on loan pricing. Loan charge-offs, foreclosure activity and management’s efforts to rebalance the loan portfolio by reducing the concentration of residential construction loans have contributed to declining loan balances. While loan balances have declined, United continues to make new loans and in 2012, United experienced the first positive year-over-year growth in loan balances since 2008. The increase in residential real estate loans is primarily the result of the promotion of a new home equity line product in mid-2012.

Average interest-earning assets for the year decreased $238 million, or 4%, from 2011 due primarily to the decrease in average loans mentioned above and management’s efforts to more effectively manage liquidity. During the financial crisis, management maintained liquidity above normal levels. Beginning in 2011 and through 2012, management reduced excess liquidity as the economic environment began to stabilize and credit quality and earnings performance began to improve. Average investment securities for 2012 increased $89.6 million from a year ago, however the average yield decreased 69 basis points as management was unable to reinvest the cash proceeds of maturing securities at yields comparable to those of the securities they replaced. The combined effect of lower loan and investment securities yields drove the average yield on interest-earning assets for 2012 to 4.08%, down 33 basis points from 4.41% in 2011. Abnormally high prepayment activity on mortgage-backed securities also suppressed the securities portfolio yield in 2012 by accelerating the amortization of bond purchase premiums, and the yields at which the proceeds were reinvested fell short of the yields on the bonds they replaced. Partially offsetting the lower loan and securities yields was a higher average yield on other interest-earning assets, due primarily to the use of reverse repurchase agreements including collateral swap transactions where United enters into a repurchase agreement and reverse repurchase agreement simultaneously with the same counterparty subject to a master netting agreement. In these transactions, the offsetting balances are netted on the balance sheet.

Average interest bearing liabilities in 2012 decreased $573 million, or 10%, from the prior year due to the rolling off of higher-cost brokered deposits and certificates of deposit, as noninterest bearing demand deposits increased $227 million and overall funding needs decreased. The average cost of interest bearing liabilities for 2012 was ..76% compared to 1.16% for 2011, reflecting United’s concerted efforts to reduce deposit pricing. Also contributing to the overall lower rate on interest bearing liabilities was a shift in the mix of deposits away from more expensive time deposits toward lower-rate transaction deposits.

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

For 2012, 2011 and 2010, United’s net interest spread was 3.32%, 3.25%, and 3.35%, respectively, while the net interest margin was 3.50%, 3.44%, and 3.56%, respectively. The improvement in both ratios in 2012 compared to 2011 was primarily due to United shrinking the balance sheet by reducing some of the excess liquidity that had built up during the financial crisis and by lower rates paid on certificates of deposit and brokered deposits. In 2011, interest reversals on performing loans classified as held for sale as part of the Bulk Loan Sale reduced net interest margin by three basis points.

The following table shows the relationship between interest revenue and interest expense and the average balances of interest-earning assets and interest-bearing liabilities.

Table 2—Average Consolidated Balance Sheet and Net Interest Margin Analysis

For the Years Ended December 31,

(In thousands, taxable equivalent)

	2012			2011			2010
	Average		Avg.	Average		Avg.	Average		Avg.
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest-earning assets:
Loans (1)(2)	$4,165,520	$217,467	5.22%	$4,307,111	$239,195	5.55%	$4,960,805	$278,149	5.61%
Taxable securities (3)	2,065,162	43,657	2.11	1,973,678	55,251	2.80	1,425,322	58,821	4.13
Tax-exempt securities (1)(3)	23,759	1,565	6.59	25,693	1,651	6.43	27,827	1,860	6.68
Federal funds sold and other interest-earning assets	292,857	4,740	1.62	478,403	3,247	.68	408,359	4,293	1.05

Total interest-earning assets	6,547,298	267,429	4.08	6,784,885	299,344	4.41	6,822,313	343,123	5.03

Non-interest-earning assets:
Allowance for loan losses	(114,647)			(145,656)			(190,227)
Cash and due from banks	53,247			90,212			106,582
Premises and equipment	172,544			178,061			180,379
Other assets (3)	206,609			281,233			685,547

Total assets	$6,865,051			$7,188,735			$7,604,594

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW	$1,293,510	$2,049	.16	$1,348,493	$3,998	.30	$1,360,729	$6,966	.51
Money market	1,140,354	2,518	.22	993,871	5,456	.55	780,982	7,552	.97
Savings deposits	216,880	150	.07	195,468	234	.12	184,479	331	.18
Time deposits less than $100,000	1,170,202	9,788	.84	1,471,596	18,648	1.27	1,581,750	30,260	1.91
Time deposits greater than $100,000	766,411	8,027	1.05	948,659	14,347	1.51	1,084,967	23,114	2.13
Brokered deposits	155,902	1,703	1.09	401,393	6,156	1.53	610,483	13,509	2.21

Total interest-bearing deposits	4,743,259	24,235	.51	5,359,480	48,839	.91	5,603,390	81,732	1.46

Federal funds purchased, repurchase agreeements, & other short-term borrowings	80,593	2,987	3.71	102,727	4,250	4.14	103,479	4,235	4.09
Federal Home Loan Bank advances	124,771	907	.73	47,220	2,042	4.32	90,137	3,355	3.72
Long-term debt	127,623	10,201	7.99	139,666	10,544	7.55	150,107	10,749	7.16

Total borrowed funds	332,987	14,095	4.23	289,613	16,836	5.81	343,723	18,339	5.34

Total interest-bearing liabilities	5,076,246	38,330	.76	5,649,093	65,675	1.16	5,947,113	100,071	1.68

Non-interest-bearing liabilities:
Non-interest-bearing deposits	1,142,236			915,649			769,395
Other liabilities	64,986			66,809			69,367

Total liabilities	6,283,468			6,631,551			6,785,875
Shareholders’ equity	581,583			557,184			818,719

Total liabilities and shareholders’ equity	$6,865,051			$7,188,735			$7,604,594

Net interest revenue		$229,099			$233,669			$243,052

Net interest-rate spread			3.32%			3.25%			3.35%

Net interest margin (4)			3.50%			3.44%			3.56%

(1)

Interest revenue on tax-exempt securities and loans has been increased to reflect comparable interest on taxable securities and loans. The rate used was 39%, reflecting the statutory federal rate and the federal tax adjusted state tax rate.

(2)	Included in the average balance of loans outstanding are loans where the accrual of interest has been discontinued.
(3)

Securities available for sale are shown at amortized cost. Pretax unrealized gains of $23.6 million, $32.2 million and $43.2 million in 2012, 2011 and 2010, respectively are included in other assets for purposes of this presentation.

(4)	Net interest margin is taxable equivalent net-interest revenue divided by average interest-earning assets.

The following table shows the relative effect on net interest revenue of changes in the average outstanding balances (volume) of earning assets and interest bearing liabilities and the rates earned and paid by United on such assets and liabilities.

Table 3—Change in Interest Revenue and Interest Expense

(in thousands, taxable equivalent)

	2012 Compared to 2011 Increase (decrease) due to changes in			2011 Compared to 2010 Increase (decrease) due to changes in
	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Loans	$(7,696)	$(14,032)	$(21,728)	$(36,326)	$(2,628)	$(38,954)
Taxable securities	2,461	(14,055)	(11,594)	18,665	(22,235)	(3,570)
Tax-exempt securities	(127)	41	(86)	(139)	(70)	(209)
Federal funds sold and other interest-earning assets	(1,641)	3,134	1,493	651	(1,697)	(1,046)

Total interest-earning assets	(7,003)	(24,912)	(31,915)	(17,149)	(26,630)	(43,779)

Interest-bearing liabilities:
Interest-bearing deposits:
NOW	(157)	(1,792)	(1,949)	(62)	(2,906)	(2,968)
Money Market	709	(3,647)	(2,938)	1,714	(3,810)	(2,096)
Savings deposits	23	(107)	(84)	19	(116)	(97)
Time deposits less than $100,000	(3,331)	(5,529)	(8,860)	(1,986)	(9,626)	(11,612)
Time deposits greater than $100,000	(2,430)	(3,890)	(6,320)	(2,649)	(6,118)	(8,767)
Brokered deposits	(3,028)	(1,425)	(4,453)	(3,878)	(3,475)	(7,353)

Total interest-bearing deposits	(8,214)	(16,390)	(24,604)	(6,842)	(26,051)	(32,893)

Federal funds purchased, repurchase agreements & other short-term borrowings	(851)	(412)	(1,263)	(31)	46	15
Federal Home Loan Bank advances	1,502	(2,637)	(1,135)	(1,790)	477	(1,313)
Long-term debt	(941)	598	(343)	(770)	565	(205)

Total borrowed funds	(290)	(2,451)	(2,741)	(2,591)	1,088	(1,503)

Total interest-bearing liabilities	(8,504)	(18,841)	(27,345)	(9,433)	(24,963)	(34,396)

Decrease in net interest revenue	$1,501	$(6,071)	$(4,570)	$(7,716)	$(1,667)	$(9,383)

Any variance attributable jointly to volume and rate changes is allocated to the volume and rate variance in proportion to the relationship of the absolute dollar amount of the change in each.

Provision for Loan Losses

The provision for loan losses is based on management’s evaluation of losses inherent in the loan portfolio and corresponding analysis of the allowance for loan losses at the end of each reporting period. The operating provision for loan losses was $62.5 million in 2012, compared with $251 million in 2011, and $235 million in 2010. As a percentage of average outstanding loans, the operating provision was 1.52%, 5.91% and 4.81%, respectively, in 2012, 2011 and 2010. The amount of provision recorded in each year was the amount required such that the total allowance for loan losses reflected the appropriate balance, in the estimation of management, and was sufficient to cover inherent losses in the loan portfolio. The 2012 provision for loan losses was $189 million lower than the 2011 provision, primarily due to the improvement in credit trends during 2012 as well as the elevated level of charge-offs in 2011 resulting from the execution of the Problem Asset Disposition Plan. In addition, during the third quarter of 2011, United recorded an additional loan loss provision of $25.0 million specifically related to the classification of its largest lending relationship. In 2011, the increase in the provision for loan losses compared to 2010 was primarily due to the increased level of charge-offs in the first quarter of 2011 recorded in conjunction with the Problem Asset Disposition Plan and transfer of loans to the held for sale category in anticipation of the Bulk Loan Sale. The ratio of net loan charge-offs to average outstanding loans for 2012 was 1.69% compared with 7.33% for 2011 and 4.42% for 2010, excluding the $11.8 million partial recovery.

As the residential construction and housing markets have struggled, it has been difficult for many builders and developers to produce cash flow needed to service debt from selling lots and houses. This deterioration that began in the residential construction and housing market was the primary factor that resulted in higher credit losses and an increase in nonperforming assets over the last four years. Although a majority of the loan charge-offs have been within the residential construction and development portion of the portfolio, credit quality deterioration migrated to other loan categories as pressure resulting from economic conditions has persisted and unemployment levels have remained high throughout United’s markets. Additional discussion on credit quality and the allowance for loan losses is included in the “Asset Quality and Risk Elements” and “Critical Accounting Polices” sections of this report, as well as Note 1 to the consolidated financial statements.

Fee Revenue

Operating fee revenue from continuing operations was $56.8 million in 2012, compared with $49.9 million in 2011 and $48.5 million in 2010. Fee revenue from continuing operations excludes consulting fees earned by United’s Brintech subsidiary which was sold on March 31, 2010. All periods are presented on a continuing operations basis.

The following table presents the components of fee revenue.

Table 4—Fee Revenue From Continuing Operations

For the Years Ended December 31,

(in thousands)

				Change
	2012	2011	2010	2012-2011
Overdraft fees	$13,302	$14,246	$17,227	(7)%
ATM and debit card fees	13,108	12,079	10,001	9
Other service charges and fees	5,260	2,785	2,899	89

Service charges and fees	31,670	29,110	30,127	9
Mortgage loan and related fees	10,483	5,419	7,019	93
Brokerage fees	3,082	2,986	2,662	3
Securities gains, net	7,078	842	2,552
Losses on prepayment of borrowings	(6,681)	(791)	(2,233)
Hedge ineffectiveness	659	5,001	1,585
Other	10,480	7,341	6,836	43

Total fee revenue	$56,771	$49,908	$48,548	14

Service charges and fees of $31.7 million were up $2.56 million, or 9%, from 2011. The increase was primarily due to new charges on low balance demand deposit accounts that more than offset a decline in overdraft fees resulting from the decline in the utilization of our courtesy overdraft services. ATM and debit card interchange fees were higher due to an increase in debit card transaction volumes.

Mortgage loan and related fees of $10.5 million were up $5.06 million, or 93%, from 2011. In 2012, United closed 2,339 mortgage loans totaling $370 million compared with 1,752 loans totaling $261 million in 2011. Origination volumes were driven by the changing interest rate environment which had a significant impact on refinancing activities. Substantially all of these originated residential mortgages were sold into the secondary market, including the right to service the loans.

Brokerage fees of $3.08 million increased $96,000, or 3%, from 2011. The increase in brokerage fees was due to improving market conditions from those in 2011. Additionally, a portion of United’s brokerage fee revenue is derived from the value of assets under management which increased with the overall improvement in the market, further contributing to the increased revenue.

United recognized net securities gains of $7.08 million and $842,000 during 2012 and 2011, respectively. United also recognized losses from the prepayment of FHLB advances and structured repurchase agreements totaling $6.68 million and $791,000 in 2012 and 2011, respectively. The losses were part of the same balance sheet management activities that resulted in the securities gains. The balance sheet management activities included the sale of $469 million in securities and the prepayment of $75.0 million in fixed rate borrowings, the effect of which was to reduce sensitivity to rising interest rates and to improve the net interest margin. The 2010 net gain was net of $950,000 in impairment charges in the first quarter of 2010, on trust preferred securities of a bank whose financial condition had deteriorated. The impairment charge was more than offset by realized gains from securities sales.

In 2012, United recognized $659,000 in revenue from hedge ineffectiveness compared with $5.00 million in 2011. Hedge ineffectiveness for 2012 is reported net of $449,000 in accelerated amortization of prepaid broker fees on brokered certificates of deposit that were called during the year. The brokered CDs were called at the same time the callable swaps that were hedging the brokered CDs were called. The accelerated amortization is presented as a component of hedge ineffectiveness as the broker fees were embedded in the swap contracts that were hedging the fair value of the brokered CDs and therefore resulted in an offsetting gain at the time the swaps were called. Much of the hedge ineffectiveness in 2011 and 2012 related to terminated cash flow hedges where the gains realized on the terminated positions are being deferred over the original term of the derivative instrument. The ineffectiveness, which is caused by a decrease in qualifying prime-based loans, resulted in the accelerated recognition of the deferred gains. In 2012, the hedge ineffectiveness gains and losses resulted primarily from ineffectiveness on fair value hedges of brokered deposits.

Other fee revenue of $10.5 million for 2012 was up $3.14 million, or 43%, from the prior year. Fees from customer swap transactions earned under United’s back-to-back customer swap program accounted for $524,000 of the increase. Also contributing to the increase were gains and losses on United’s deferred compensation plan assets. United reported gains of $478,000 for 2012 compared with losses of $72,000 for 2011. Gains and losses on deferred compensation plan assets are completely offset in salaries and employee benefit expense by losses and gains on United’s deferred compensation plan liability. Other fee revenue for 2012 also included $1.10 million in interest on a prior year tax refund that resulted from a net operating loss carry back claim.

Operating Expense

The following table presents the components of operating expenses. This table is presented to reflect Brintech as a discontinued operation, and accordingly, operating expenses associated with Brintech have been excluded from the table for all periods presented.

Table 5—Operating Expenses From Continuing Operations

For the Years Ended December 31,

(in thousands)

				Change
	2012	2011	2010	2012-2011
Salaries and employee benefits	$96,026	$100,095	$96,618	(4)%
Communications and equipment	12,940	13,135	13,781	(1)
Occupancy	14,304	15,645	15,394	(9)
Advertising and public relations	3,855	4,291	4,625	(10)
Postage, printing and supplies	3,899	4,256	4,072	(8)
Professional fees	8,792	9,727	9,254	(10)
Foreclosed property—foreclosure and carrying costs	5,118	10,499	16,381	(51)
Foreclosed property—writedowns and losses from sales	8,875	68,406	49,326	(87)
FDIC assessments and other regulatory charges	10,097	14,259	13,747	(29)
Amortization of intangibles	2,917	3,016	3,160	(3)
Other	19,951	18,270	16,594	9

	186,774	261,599	242,952	(29)
Loss on sale of nonperforming assets	—	—	45,349

Operating expenses, before nonrecurring items	186,774	261,599	288,301
Goodwill impairment charges	—	—	210,590

Total operating expenses	$186,774	$261,599	$498,891

Operating expenses were $187 million in 2012 as compared to $262 million in 2011 and $243 million in 2010, excluding goodwill impairment charges and the loss on the sale of nonperforming assets to Fletcher. Higher foreclosed property losses incurred in connection with United’s Problem Asset Disposition Plan were reflected in the year ended December 31, 2011. In 2012, United recorded a $4.00 million charge in other expense to establish litigation reserves. Nonrecurring items in 2010 include a $211 million charge for goodwill impairment. The $45.3 million loss on the sale of nonperforming assets to Fletcher was incurred during the second quarter of 2010. Although the loss from the bulk sale of nonperforming assets in 2010 resulted from an isolated event, because disposition of nonperforming assets is considered an operating activity, it is not excluded from operating expenses as a nonrecurring item, but has been separated to make trend comparisons more meaningful. Including the loss on sale of nonperforming assets and those nonrecurring charges, operating expenses for 2010 were $499 million.

Salaries and employee benefits expense for 2012 was $96.0 million, a decrease of $4.07 million, or 4%, from 2011. The decrease was due to a combination of reduced staffing, lower group medical insurance costs and a 50% reduction in the matching contribution on United’s 401(k) and profit sharing plan that became effective on April 1, 2012. Headcount totaled 1,590 at December 31, 2012 compared to 1,754 at December 31, 2011, a decrease of 164 positions. Both 2012 and 2011 included severance charges that affect comparability between periods. In 2012, United incurred $2.32 million in severance charges compared with $1.18 million in 2011. Additionally, in the fourth quarter of 2011, United reclassified $2.24 million of unamortized actuarial losses and prior service costs out of compensation expense to other comprehensive income which reduced compensation expense by that amount in 2011.

Occupancy expense of $14.3 million for 2012 was down $1.34 million, or 9%, compared to the same period in 2011. The decrease was across all subcategories of occupancy expense including building maintenance, insurance and depreciation reflecting management’s efforts to reduce costs and improve operating efficiency.

Advertising and public relations expense for 2012 was $3.86 million, a decrease of $436,000, or 10%, from 2011. The decrease was due to continued efforts to reduce discretionary spending, such as billboard advertising.

Postage, printing and supplies expense for 2012 was $3.90 million, a decrease of $357,000, or 8%, from 2011. The decrease was primarily due to lower outside courier expenses reflecting further use of electronic statements and technology.

Professional fees were $8.79 million for 2012, a decrease of $935,000, or 10%, from 2011. The decrease was primarily due to approximately $1 million in professional services costs associated with the Bulk Loan Sale in 2011.

Foreclosed property expenses include foreclosure and carrying costs and realized losses and write-downs of foreclosed properties. Foreclosure and carrying costs for 2012 were $5.12 million, a decrease of $5.38 million from 2011. While these costs have remained elevated throughout the weak economic cycle, the decrease from 2011 is due to the lower level of foreclosed properties. The foreclosure and carrying costs category includes legal fees, property taxes, marketing costs, utility services, and maintenance and repair charges. Realized losses and write-downs on foreclosed property totaled $8.88 million for the year ended December 31, 2012, compared to $68.4 million for 2011. The decrease reflects higher writedowns in the first half of 2011 on foreclosed properties to expedite sales under the Problem Asset Disposition Plan.

FDIC assessments and other regulatory charges expense for 2012 was $10.1 million, a decrease of $4.16 million, or 29%, from 2011. The FDIC’s change to an asset based formula effective April 1, 2011 was favorable to United which lowered the assessment going forward. United’s assessment rate was reduced further late in the second quarter of 2011.

Other expenses totaled $20.0 million for 2012, a increase of $1.68 million, or 9%, from 2011. The increase is primarily due to a $4.00 million charge in 2012 to establish litigation reserves that was partially offset by an elevated level of property taxes and other loan collateral costs incurred to prepare loans for the Bulk Loan Sale in the prior year. As part of the transaction, the purchaser required United to pay all unpaid property taxes on collateral supporting the sold loans.

Income Taxes

Income tax expense was $1.05 million in 2012, compared to income tax benefit of $3.98 million in 2011 and income tax expense of $71.2 million in 2010, respectively. The effective tax rates (as a percentage of pre-tax net income) were 3.01%, 1.73% and (16.5)%, for 2012, 2011, and 2010, respectively. The 2011 tax benefit included the reversal of previously established reserves for uncertain tax positions of $4.59 million as a result of the tax returns upon which the tax positions were claimed no longer being subject to audit as a result of statute expiration and due to the settlement of a state tax dispute. With the full valuation allowance on United’s net deferred tax asset, United’s tax expense on its pre-tax earnings mostly represents adjustments to its reserve for uncertain tax positions and amounts payable under the Federal Alternative Minimum Tax.

At December 31, 2012 and 2011, United reported no net deferred tax assets due to a full valuation allowance of $270 million and $273 million, respectively. Accounting Standards Codification Topic 740, Income Taxes, requires that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. Management considers both positive and negative evidence and analyzes changes in near-term market conditions as well as other factors which may impact future operating results. In making such judgments, significant weight is given to evidence that can be objectively verified. The deferred tax assets are analyzed quarterly for changes affecting realizability.

Because management has determined that the objective negative evidence outweighs the positive evidence, management has established a full valuation allowance against its net deferred tax assets. Currently, the significant positive evidence in our analysis includes stronger capital levels and a return to profitability for five consecutive quarterly periods that were driven by significant increases in fee revenue and lower operating expenses coupled with lower credit costs due to solid improvements in credit measures and asset quality ratios. The most significant negative evidence continues to be the historic losses resulting from the financial and economic crisis, including a cumulative three-year operating loss position. However, with continued positive trends and experience of our financial performance and credit quality during 2012, the reliability of the financial and credit projections may be given more weight in future periods if our current trends and performance continue. Management will continue to evaluate and weigh the positive and negative evidence going forward and, if the weight of evidence shifts such that in management’s estimation, the positive evidence outweighs the negative evidence, the valuation allowance will be adjusted or completely reversed as appropriate.

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

Fourth Quarter Discussion

Taxable equivalent net interest revenue for the fourth quarter of 2012 decreased $3.02 million, or 5%, to $56.0 million from the same period a year ago, primarily due to lower yields on our investment securities and loan portfolios, as well as the overlap of debt financing that resulted from the issuance of senior debt at the beginning of the fourth quarter 2012 to replace subordinated debt that matured late in the fourth quarter of 2012. The net interest margin decreased seven basis points from the fourth quarter of 2011 to 3.44% for the fourth quarter of 2012. The lower yield on the loan portfolio for the fourth quarter of 2012 reflected the ongoing pricing pressure on new and renewed loans, as well as a new home equity loan product offering with a low introductory rate that will reprice in 2013. Also impacting the margin was the reduction in investment interest revenue which resulted from the reinvestment of cash flows at record low rates.

The fourth quarter of 2012 provision for loan losses was $14.0 million, the same as the fourth quarter of 2011. Nonperforming assets totaled $128 million, down $32.2 million from a year ago. Nonperforming assets as a percentage of total assets were 1.88% at December 31, 2012, compared with 2.30% at December 31, 2011.

The following table presents the components of fee revenue from continuing operations for the fourth quarters of 2012 and 2011.

Table 6—Quarterly Fee Revenue

(in thousands)

	Three Months Ended
	December 31,
	2012	2011	Change
Overdraft fees	$3,464	$3,537	(2)%
ATM and debit card fees	3,701	2,969	25
Other service charges and fees	1,210	742	63

Service charges and fees	8,375	7,248	16
Mortgage loan and related fees	3,262	1,825	79
Brokerage fees	751	782	(4)
Securities gains, net	31	4
Other	2,342	2,808	(17)

Total operating fee revenue	$14,761	$12,667	17

Fee revenue for the fourth quarter of 2012 of $14.8 million increased $2.09 million, or 17%, from $12.7 million for the fourth quarter of 2011. Service charges and fees on deposit accounts increased $1.13 million, or 16%, to $8.38 million. The increase was due to new service fees on low balance demand deposit accounts that began in 2012. Also, higher debit card transaction volume resulted in an increase in ATM and debit card interchange fees. Mortgage fees increased $1.44 million, or 79%, to $3.26 million due to an increase in refinancing activities due to record low interest rates. United closed $100 million in mortgage loans in the fourth quarter of 2012, compared to $78.8 million in the fourth quarter of 2011. Other fee revenue decreased $466,000, or 17%, from the fourth quarter of 2011. A decrease in hedge ineffectiveness gains accounted for $198,000 of the decrease. In addition, United recorded a gain of $728,000 from the sale of low income housing tax credits during the fourth quarter of 2011. In the fourth quarter of 2012, United recognized a gain of $200,000 from the sale of a closed branch facility and a $144,000 gain on an equity investment in a community bank that sold during the quarter.

The following table presents operating expenses for the fourth quarters of 2012 and 2011.

Table 7—Quarterly Operating Expenses

(in thousands)

	Three Months Ended
	December 31,
	2012	2011	Change
Salaries and employee benefits	$23,586	$23,473	—%
Communications and equipment	3,320	3,129	6
Occupancy	3,455	3,972	(13)
Advertising and public relations	987	944	5
Postage, printing and supplies	1,050	1,017	3
Professional fees	2,685	1,996	35
Foreclosed property—foreclosure and carrying costs	1,423	2,369	(40)
Foreclosed property—writedowns and losses from sales	3,188	6,933	(54)
FDIC assessments and other regulatory charges	2,505	2,599	(4)
Amortization of intangibles	727	746	(3)
Other	7,800	3,902	100

Total operating expenses	$50,726	$51,080	(1)

Operating expenses decreased $354,000 to $50.7 million, a 1% decrease from the fourth quarter of 2011, primarily due to lower foreclosed property costs. Salaries and employee benefit costs of $23.6 million were down $2.1 million from the fourth quarter of 2011, due primarily to a lower headcount after excluding a one-time credit adjustment in 2011. In the fourth quarter of 2011, United recorded a one-time credit adjustment of $2.24 million resulting from the reclassification of unamortized actuarial losses and prior service costs to other comprehensive income for United’s Modified Retirement Plan. Communications and equipment expenses were up $191,000, or 6%, to $3.32 million for the fourth quarter of 2012 compared to 2011 due to higher software depreciation and expense. Occupancy expense was down $517,000 for the fourth quarter of 2012 compared to 2011, due to lower real estate taxes, insurance and depreciation. Professional fees increased $689,000 to $2.69 million, due to higher legal fees. Foreclosed property—foreclosure and carrying costs of $1.42 million decreased $946,000 from $2.37 million for the fourth quarter of 2011, due to a lower number of foreclosed properties held following the execution of the Problem Asset Disposition Plan in early 2011. Write-downs and losses from sales of foreclosed property totaled $3.19 million for the fourth quarter of 2012, a decrease of $3.75 million, or 54%, also related to a lower volume of foreclosed property. FDIC assessments and other regulatory charges decreased from $2.60 million during the fourth quarter of 2011 to $2.51 million for the same period in 2012 due to a lower asset balance upon which the assessment was based. In the fourth quarter of 2012, United established a reserve of $4.00 million to settle pending litigation. The reserve was established by a charge to earnings and is the cause for the increase in other operating expense from the fourth quarter of 2011.

Balance Sheet Review

Total assets at December 31, 2012 were $6.80 billion, a decrease of $181 million, or 3%, from December 31, 2011. On a daily average basis, total assets decreased $324 million, or 5%, from 2011 to 2012. Average interest earning assets for 2012 and 2011 were $6.55 billion and $6.78 billion, respectively.

Loans

Substantially all of United’s loans are to customers located in the immediate market areas of its community banks in Georgia, North Carolina, and Tennessee, including customers who have a seasonal residence in United’s market areas. More than 85% of the loans are secured by real estate. Total loans averaged $4.17 billion in 2012, compared with $4.31 billion in 2011, a decrease of 3%. At December 31, 2012, total loans, excluding loans acquired from SCB that are covered by loss sharing agreements with the FDIC, were $4.18 billion, an increase of $65 million, or 2%, from December 31, 2011. The rate of loan growth began to decline in the first quarter of 2007, and the balances continued to decline through the subsequent years. The decrease in the loan portfolio began with deterioration in the residential construction and housing markets. The deterioration resulted in part from an oversupply of lot inventory, houses and land within United’s markets, which further slowed construction activities and acquisition and development projects. Despite the continued weak economy and intense competition for quality credits, United continued to pursue lending opportunities. The rate of decrease in the loan portfolio dropped significantly following the execution of the Problem Asset Disposition Plan in the first quarter of 2011 and has continued to stabilize, resulting in the modest growth in 2012. While period-end loans were up at December 31, 2012 from a year ago, the daily average balance of loans was down as noted above due to the loans included in the 2011 Bulk Loan Sale that increased 2011 average balances in the first quarter. The increase in residential mortgage loans reflects a successful home equity line promotion that has gained traction in United’s footprint. The increase in consumer installment loans reflects purchases of approximately $40 million in indirect auto loans during 2012.

The following table presents the composition of United’s loan portfolio for the last five years.

Table 8—Loans Outstanding

As of December 31,

(in thousands)

	2012	2011	2010	2009	2008
Loans by Category
Commercial (secured by real estate)	$1,813,365	$1,821,414	$1,761,424	$1,779,398	$1,626,966
Commercial & industrial	458,246	428,249	441,518	390,520	410,529
Commercial construction	154,769	164,155	296,582	362,566	499,663

Total commercial	2,426,380	2,413,818	2,499,524	2,532,484	2,537,158
Residential mortgage	1,214,203	1,134,902	1,278,780	1,427,198	1,526,388
Residential construction	381,677	448,391	695,166	1,050,065	1,478,679
Consumer installment	152,748	112,503	130,656	141,729	162,636

Total loans	$4,175,008	$4,109,614	$4,604,126	$5,151,476	$5,704,861

	2012	2011	2010	2009	2008
Loans by Market
North Georgia	$1,363,723	$1,425,811	$1,688,586	$1,883,880	$2,040,082
Atlanta MSA	1,287,909	1,219,652	1,310,222	1,435,223	1,705,561
North Carolina	579,085	597,446	701,798	771,709	809,863
Coastal Georgia	400,022	346,189	335,020	405,689	463,642
Gainesville MSA	261,406	264,567	312,049	389,766	420,169
East Tennessee	282,863	255,949	256,451	265,209	265,544

Total loans	$4,175,008	$4,109,614	$4,604,126	$5,151,476	$5,704,861

As of December 31, 2012, United’s 25 largest credit relationships consisted of loans and loan commitments ranging from $9.90 million to $70.5 million, with an aggregate total credit exposure of $381 million, including $9.37 million in unfunded commitments, and $371 million in balances outstanding, excluding participations sold. United had only 4 lending relationships whose total credit exposure exceeded $20 million and only two relationships in excess of $25 million.

The following table sets forth the maturity distribution of commercial and construction loans, including the interest rate sensitivity for loans maturing after one year.

Table 9—Loan Portfolio Maturity

As of December 31, 2012

(in thousands)

					Rate Structure for Loans
	Maturity				Maturing Over One Year
	One Year	One through	Over Five		Fixed	Floating
	or Less	Five Years	Years	Total	Rate	Rate
Commercial (commercial and industrial)	$151,722	$233,661	$72,863	$458,246	$66,703	$239,821
Construction (commercial and residential)	254,722	214,676	67,048	536,446	89,199	192,525

Total	$406,444	$448,337	$139,911	$994,692	$155,902	$432,346

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

United classifies performing loans as “substandard” when there is a well-defined weakness or weaknesses that jeopardizes the repayment by the borrower and there is a distinct possibility that United could sustain some loss if the deficiency is not corrected.

United’s home equity lines, which are a component of the residential mortgage portfolio, generally require the payment of interest only for a set period after origination. After this initial period, the outstanding balance begins amortizing and requires the payment of both principal and interest. At December 31, 2012 and 2011, home equity loans totaled $385 million and $300 million, respectively. Approximately 3% of the home equity loans at December 31, 2012 were amortizing and only a very small percentage will begin amortizing in the next twelve months. Of the $385 million in balances outstanding at December 31, 2012, $236 million, or 62%, were first liens. The balance at December 31, 2012 represents 58% of the total committed lines.

United monitors the performance of its home equity loans and lines secured by second liens similar to other consumer loans and utilizes assumptions specific to these loans in determining the necessary allowance. United also receives notification when the first lien holder is in the process of foreclosure and upon that notification, United obtains valuations to determine if any additional charge-offs or reserves are warranted.

The table below presents performing substandard loans for the last five years.

Table 10—Performing Substandard Loans

(dollars in thousands)

	December 31,	December 31,	December 31,	December 31,	December 31,
	2012	2011	2010	2009	2008
By Category
Commercial (secured by real estate)	$117,543	$143,058	$156,765	$123,740	$43,228
Commercial & industrial	18,477	15,753	16,767	33,974	20,808
Commercial construction	19,285	18,510	90,745	51,696	15,551

Total commercial	155,305	177,321	264,277	209,410	79,587
Residential mortgage	65,179	76,442	86,143	79,741	51,732
Residential construction	37,804	71,955	158,770	196,908	160,113
Consumer installment	3,653	2,751	2,957	3,553	3,085

Total	$261,941	$328,469	$512,147	$489,612	$294,517

By Market
North Georgia	$105,851	$134,945	$212,992	$256,178	$137,026
Atlanta MSA	77,630	99,453	185,327	141,205	108,852
North Carolina	28,657	40,302	42,335	17,524	18,183
Coastal Georgia	17,421	24,985	29,223	40,930	20,260
Gainesville MSA	19,251	17,338	33,962	26,969	2,363
East Tennessee	13,131	11,446	8,308	6,806	7,833

Total loans	$261,941	$328,469	$512,147	$489,612	$294,517

At December 31, 2012, performing substandard loans totaled $262 million and decreased $66.5 million from December 31, 2011. Most of the decrease from a year ago occurred in United’s Atlanta, north Georgia and western North Carolina markets. Commercial (secured by real estate) and residential construction showed the most significant decreases.

Reviews of substandard performing and non-performing loans, troubled debt restructures, past due loans and larger credits, are conducted on a regular basis and reported to management each quarter and are designed to identify risk migration and potential charges to the allowance for loan losses. These reviews are presented by the responsible lending officers and specific action plans are discussed along with the financial strength of borrowers, the value of the applicable collateral, past loan loss experience, anticipated loan losses, changes in risk profile, the effect of prevailing economic conditions on the borrower and other factors specific to the borrower and its industry. In addition to United’s internal loan review, United also uses external loan review to ensure the independence of the loan review process.

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

Table 11—Allocation of Allowance for Loan Losses

As of December 31,

(in thousands)

	2012		2011		2010		2009		2008
	Amount	%*	Amount	%*	Amount	%*	Amount	%*	Amount	%*
Commercial (secured by real estate)	$27,847	43	$31,644	44	$31,191	38	$19,208	34	$8,948	28
Commercial & industrial	5,537	11	5,681	10	7,580	10	6,892	8	8,512	7

Total commercial	33,384	54	37,325	54	38,771	48	26,100	42	17,460	35
Construction	35,051	13	36,476	15	99,351	21	99,446	27	71,573	35
Residential mortgage	26,642	29	29,076	28	22,305	28	17,266	28	18,364	27
Consumer installment	2,747	4	2,124	3	3,030	3	2,545	3	3,756	3
Unallocated	9,313		9,467		11,238		10,245		11,118

Total allowance for loan losses	$107,137	100	$114,468	100	$174,695	100	$155,602	100	$122,271	100

*	Loan balance in each category, expressed as a percentage of total loans.

The following table presents a summary of changes in the allowance for loan losses for each of the past five years.

Table 12—Allowance for Loan Losses

Years Ended December 31,

(in thousands)

	2012	2011	2010	2009	2008
Balance beginning of period	$114,468	$174,695	$155,602	$122,271	$89,423
Provision for loan losses	62,500	251,000	223,000	310,000	184,000
Charge-offs:
Commercial (secured by real estate)	23,062	59,468	33,593	21,796	5,843
Commercial & industrial	2,424	24,890	10,837	11,322	5,197
Commercial construction	5,411	55,730	9,993	9,908	1,796
Residential mortgage	17,262	53,707	28,806	18,997	12,995
Residential construction	24,260	118,916	136,666	219,168	123,771
Consumer installment	2,214	3,594	4,828	5,115	3,275

Total loans charged-off	74,633	316,305	224,723	286,306	152,877

Recoveries:
Commercial (secured by real estate)	692	448	1,167	520	72
Commercial & industrial	1,104	967	1,762	5,397	61
Commercial construction	111	203	431	12	4
Residential mortgage	799	738	867	411	224
Residential construction	1,272	1,678	15,370	2,253	653
Consumer installment	824	1,044	1,219	1,044	711

Total recoveries	4,802	5,078	20,816	9,637	1,725

Net charge-offs	69,831	311,227	203,907	276,669	151,152

Balance end of period	$107,137	$114,468	$174,695	$155,602	$122,271

Total loans (1):
At year-end	$4,175,008	$4,109,614	$4,604,126	$5,151,476	$5,704,861
Average	4,123,530	4,244,305	4,884,330	5,501,165	5,890,889
Allowance as a percentage of year-end loans	2.57%	2.79%	3.79%	3.02%	2.14%
As a percentage of average loans:
Net charge-offs	1.69	7.33	4.17	5.03	2.57
Provision for loan losses	1.52	5.91	4.57	5.64	3.12
Allowance as a percentage of nonperforming loans	97	90	98	59	64

(1)	Excludes loans acquired through the FDIC assisted acquisition of Southern Community Bank that are covered by loss sharing agreements.

At December 31, 2012, the allowance for loan losses was $107 million, or 2.57% of total loans, compared with $114 million, or 2.79% of loans at December 31, 2011. The decrease in the allowance for loan losses is consistent with the overall improving trends in credit quality of the loan portfolio. During the third quarter of 2011, United recorded a provision for loan losses of $25.0 million related to classifying its largest lending relationship to nonaccrual status and recorded a $25.0 million partial charge-off during the following quarter.

Management believes that the allowance for loan losses at December 31, 2012 reflects the losses inherent in the loan portfolio. This assessment involves uncertainty and judgment; therefore, the adequacy of the allowance for loan losses cannot be determined with precision and may be subject to change in future periods. The amount of any changes could be significant if management’s assessment of loan quality or collateral values changes substantially with respect to one or more loan relationships or portfolios. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require adjustments to the provision for loan losses in future periods if, in their opinion, the results of their review warrant such additions. See the “Critical Accounting Policies” section for additional information on the allowance for loan losses.

Nonperforming Assets

Nonperforming loans totaled $110 million at December 31 2012, compared with $127 million at December 31, 2011. There were no accruing loans more than 90 days past due at December 31, 2012 and 2011. At December 31, 2012 and 2011, the ratio of nonperforming loans to total loans was 2.63% and 3.10%, respectively. Nonperforming loans have steadily decreased in dollar amount and as a percentage of total loans following the classification of United’s largest lending relationship in the third quarter of 2011. Nonperforming assets, which include nonperforming loans and foreclosed real estate, totaled $128 million at December 31, 2012, compared with $160 million at December 31, 2011. United sold $40.8 million and $108 million respectively, of foreclosed properties during 2012 and 2011, which helped to lower the balance of foreclosed properties by 44% compared to December 31, 2011.

United’s policy is to place loans on nonaccrual status when, in the opinion of management, the principal and interest on a loan is not likely to be repaid in accordance with the loan terms or when the loan becomes 90 days past due and is not well secured and in the process of collection. When a loan is placed on nonaccrual status, interest previously accrued but not collected is reversed against current interest revenue. Interest payments received on nonaccrual loans are applied to reduce outstanding principal.

There were no commitments to lend additional funds to customers whose loans were on nonaccrual status at December 31, 2012, although in certain isolated cases, United executed forbearance agreements whereby United will continue to fund construction loans to completion as long as the borrower meets the conditions of the forbearance agreement. United may also fund other amounts necessary to protect the Bank’s collateral such as amounts to pay past due property taxes. The table below summarizes nonperforming assets at year-end for the last five years. It excludes assets acquired through the acquisition of SCB in 2009 that are covered by loss-sharing agreements with the FDIC. These assets have been excluded from the review of nonperforming assets, as the loss-sharing agreements with the FDIC and purchase price adjustments to reflect credit losses, effectively eliminate the likelihood of recognizing losses on the covered assets.

Table 13—Nonperforming Assets

As of December 31,

(in thousands)

	2012	2011	2010	2009	2008
Nonaccrual loans (NPLs)	$109,894	$127,479	$179,094	$264,092	$190,723
Foreclosed properties	18,264	32,859	142,208	120,770	59,768

Total nonperforming assets (NPAs)	$128,158	$160,338	$321,302	$384,862	$250,491

NPLs as a percentage of total loans	2.63%	3.10%	3.89%	5.13%	3.34%
NPAs as a percentage of loans and foreclosed properties	3.06	3.87	6.77	7.30	4.35
NPAs as a percentage of total assets	1.88	2.30	4.42	4.81	2.92

At December 31, 2012 and 2011 United had $161 million and $124 million, respectively, in loans with terms that have been modified in a TDR. Included therein were $38.0 million and $17.9 million, respectively, of TDRs that were not performing in accordance with their modified terms and were included in nonperforming loans. The remaining TDRs with an aggregate balance of $123 million and $106 million, respectively, were performing according to their modified terms and are therefore not considered to be nonperforming assets.

At December 31, 2012 and 2011, there were $253 million and $257 million, respectively, of loans classified as impaired under the definition outlined in the Accounting Standards Codification. Included in impaired loans at December 31, 2012 and 2011 were $157 million and $189 million, respectively, that did not require specific reserves or had previously been charged down to net realizable value. The balance of impaired loans at December 31, 2012 of $95.8 million had specific reserves that totaled $11.6 million and the balance of impaired loans at December 31, 2011 of $68.8 million had specific reserves that totaled $14.8 million. During the third quarter of 2011, United classified its largest lending relationship of $76.6 million as impaired and recorded a specific reserve of $25.0 million, which was charged off in the fourth quarter of 2011. The average recorded investment in impaired loans for 2012, 2011 and 2010 was $276 million, $127 million and $170 million, respectively. During 2012 and 2011, United recognized $9.53 million and $2.66 million in interest revenue on impaired loans. During 2010, there was no interest revenue recognized on loans while they were impaired. United’s policy is to discontinue the recognition of interest revenue for loans classified as impaired under ASC 310-10-35, Receivables, when a loan meets the criteria for nonaccrual status. Impaired loans decreased 2% from 2011 to 2012, as the level of United’s nonaccrual and substandard accruing loans over $2 million began to subside. This decline was offset by an increased level of TDRs, which are considered impaired. Impaired loans increased from 2010 to 2011 due to the classification of United’s largest lending relationship and the increase in TDRs. In addition, United began including substandard accruing loans over $2 million in its impairment analysis in 2011.

The following table summarizes nonperforming assets by category and market by quarter. Assets covered by the loss-sharing agreement with the FDIC related to the acquisition of SCB are not included in this table.

Table 14—Nonperforming Assets by Quarter

(in thousands)

	December 31, 2012 (1)			September 30, 2012 (1)			June 30, 2012 (1)			March 31, 2012 (1)
	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total
	Loans	Properties	NPAs	Loans	Properties	NPAs	Loans	Properties	NPAs	Loans	Properties	NPAs
BY CATEGORY
Commercial (sec. by RE)	$22,148	$5,479	$27,627	$25,896	$8,767	$34,663	$19,115	$10,586	$29,701	$26,081	$10,808	$36,889
Commercial & industrial	31,817	—	31,817	32,678	—	32,678	34,982	—	34,982	36,314	—	36,314
Commercial construction	23,843	2,204	26,047	18,590	3,121	21,711	18,175	2,732	20,907	23,319	3,266	26,585

Total commercial	77,808	7,683	85,491	77,164	11,888	89,052	72,272	13,318	85,590	85,714	14,074	99,788
Residential mortgage	12,589	4,753	17,342	13,996	6,031	20,027	16,631	5,591	22,222	18,741	5,882	24,623
Residential construction	18,702	5,828	24,530	22,935	9,039	31,974	25,530	11,512	37,042	24,341	11,931	36,272
Consumer installment	795	—	795	906	—	906	907	—	907	908	—	908

Total NPAs	$109,894	$18,264	$128,158	$115,001	$26,958	$141,959	$115,340	$30,421	$145,761	$129,704	$31,887	$161,591

Balance as a percentage of unpaid principal	69.5%	39.7%	62.8%	68.8%	36.4%	58.8%	68.8%	39.3%	59.4%	70.6%	36.1%	59.4%
BY MARKET
North Georgia	$69,950	$8,219	$78,169	$72,211	$14,582	$86,793	$77,332	$13,546	$90,878	$81,117	$14,559	$95,676
Atlanta MSA	18,556	3,442	21,998	21,349	5,926	27,275	17,593	8,651	26,244	22,321	7,647	29,968
North Carolina	11,014	2,579	13,593	9,622	2,771	12,393	10,657	3,287	13,944	15,765	4,650	20,415
Coastal Georgia	3,810	1,609	5,419	6,822	864	7,686	5,822	785	6,607	5,622	1,268	6,890
Gainesville MSA	903	556	1,459	840	1,328	2,168	991	2,998	3,989	2,210	3,387	5,597
East Tennessee	5,661	1,859	7,520	4,157	1,487	5,644	2,945	1,154	4,099	2,669	376	3,045

Total NPAs	$109,894	$18,264	$128,158	$115,001	$26,958	$141,959	$115,340	$30,421	$145,761	$129,704	$31,887	$161,591

	December 31, 2011 (1)			September 30, 2011 (1)			June 30, 2011 (1)			March 31, 2011 (1)
	Nonaccrual Loans	Foreclosed Properties	Total NPAs	Nonaccrual Loans	Foreclosed Properties	Total NPAs	Nonaccrual Loans	Foreclosed Properties	Total NPAs	Nonaccrual Loans	Foreclosed Properties	Total NPAs
BY CATEGORY
Commercial (sec. by RE)	$27,322	$9,745	$37,067	$21,998	$8,880	$30,878	$17,764	$6,796	$24,560	$20,648	$7,886	$28,534
Commercial & industrial	34,613	—	34,613	53,009	—	53,009	1,998	—	1,998	2,198	—	2,198
Commercial construction	16,655	3,336	19,991	11,370	5,862	17,232	2,782	6,764	9,546	3,701	11,568	15,269

Total commercial	78,590	13,081	91,671	86,377	14,742	101,119	22,544	13,560	36,104	26,547	19,454	46,001
Residential mortgage	22,358	6,927	29,285	22,671	7,960	30,631	24,809	9,056	33,865	23,711	9,117	32,828
Residential construction	25,523	12,851	38,374	34,472	21,561	56,033	22,643	24,968	47,611	32,038	25,807	57,845
Consumer installment	1,008	—	1,008	964	—	964	1,069	—	1,069	1,473	—	1,473

Total NPAs	$127,479	$32,859	$160,338	$144,484	$44,263	$188,747	$71,065	$47,584	$118,649	$83,769	$54,378	$138,147

Balance as a percentage of unpaid principal	71.3%	35.9%	59.3%	77.8%	33.4%	59.3%	64.5%	32.6%	46.3%	57.3%	30.3%	42.4%
BY MARKET
North Georgia	$88,600	$15,136	$103,736	$105,078	$17,467	$122,545	$28,117	$21,278	$49,395	$30,214	$23,094	$53,308
Atlanta MSA	14,480	6,169	20,649	13,350	12,971	26,321	14,700	11,239	25,939	21,501	16,913	38,414
North Carolina	15,100	5,365	20,465	13,243	7,941	21,184	15,153	8,953	24,106	18,849	7,802	26,651
Coastal Georgia	5,248	1,620	6,868	5,600	2,354	7,954	5,357	2,564	7,921	5,847	3,781	9,628
Gainesville MSA	2,069	3,760	5,829	5,311	2,495	7,806	4,505	3,174	7,679	4,332	2,157	6,489
East Tennessee	1,982	809	2,791	1,902	1,035	2,937	3,233	376	3,609	3,026	631	3,657

Total NPAs	$127,479	$32,859	$160,338	$144,484	$44,263	$188,747	$71,065	$47,584	$118,649	$83,769	$54,378	$138,147

(1)	Excludes non-performing loans and foreclosed properties covered by the loss-sharing agreement with the FDIC, related to the acquisition of Southern Community Bank.

In April 2011, United sold nonperforming loans in the Bulk Loan Sale with a carrying amount of $101 million and performing substandard loans with a carrying amount of $166 million. At March 31, 2011, the loans were written down to the expected proceeds from the sale and transferred to the held for sale category and therefore were not included in the table above at the end of the first quarter. Nonperforming assets in the residential construction category were $24.5 million at December 31, 2012, compared to $38.4 million at December 31, 2011, a decrease of $13.8 million, or 36%. Commercial nonperforming assets decreased from $91.7 million at December 31, 2011 to $85.5 million at December 31, 2012. Residential mortgage nonperforming assets of $17.3 million decreased $11.9 million from $29.3 million at December 31, 2011.

The following table summarizes activity in nonperforming assets by year.

Table 15—Activity in Nonperforming Assets by Year

(in thousands)

	2012 (1)			2011 (1)(3)			2010 (1)
	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total
	Loans	Properties	NPAs	Loans	Properties	NPAs	Loans	Properties	NPAs
Beginning Balance	$127,479	$32,859	$160,338	$179,094	$142,208	$321,302	$264,092	$120,770	$384,862
Loans placed on non-accrual (2)	112,547	—	112,547	239,681	—	239,681	494,843	—	494,843
Payments received	(31,076)	—	(31,076)	(17,131)	—	(17,131)	(36,641)	—	(36,641)
Loan charge-offs	(65,064)	—	(65,064)	(122,949)	—	(122,949)	(222,150)	—	(222,150)
Foreclosures	(33,992)	33,992	—	(65,732)	65,732	—	(237,503)	237,503	—
Capitalized costs	—	1,047	1,047	—	1,249	1,249	—	1,396	1,396
Note / property sales	—	(40,759)	(40,759)	(11,400)	(107,924)	(119,324)	(83,547)	(168,135)	(251,682)
Loans transferred to held for sale	—	—	—	(74,084)	—	(74,084)	—	—	—
Write downs	—	(6,951)	(6,951)	—	(57,368)	(57,368)	—	(25,755)	(25,755)
Net losses on sales	—	(1,924)	(1,924)	—	(11,038)	(11,038)	—	(23,571)	(23,571)

Ending Balance	$109,894	$18,264	$128,158	$127,479	$32,859	$160,338	$179,094	$142,208	$321,302

(1)	Excludes non-performing loans and foreclosed properties covered by the loss-sharing agreement with the FDIC, related to the acquisition of SCB.
(2)	Includes $76.6 million from United’s largest loan relationship that was placed on nonaccrual in the third quarter of 2011.
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

Foreclosed property is initially recorded at fair value, less estimated costs to sell. If the fair value, less estimated costs to sell at the time of foreclosure, is less than the loan balance, the deficiency is charged against the allowance for loan losses. If the lesser of fair value less estimated costs to sell, or the listed selling price less the cost to sell of the foreclosed property decreases during the holding period, a valuation allowance is established with a charge to foreclosed property expense. When the foreclosed property is sold, a gain or loss is recognized on the sale for the difference between the sales proceeds and the carrying amount of the property. Financed sales of foreclosed property are accounted for in accordance with ASC 360-20, Real Estate Sales.

In 2012, 2011 and 2010, United transferred $34.0 million, $65.7 million and $238 million, respectively, of loans into foreclosed property. During 2012 and 2011, proceeds from sales of foreclosed properties were $40.8 million and $108 million, respectively, which includes $9.40 million and $21.1 million, respectively, of sales that were financed by United. During the first quarter of 2011, United recorded $48.6 million in write-downs on foreclosed properties in order to expedite sales in the following quarters as part of its Problem Asset Disposition Plan.

Investment Securities

The composition of the investment securities portfolio reflects United’s investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of revenue. The investment securities portfolio also provides a balance to interest rate risk and credit risk in other categories of the balance sheet, while providing a vehicle for the investment of available funds, furnishing liquidity, and supplying securities to pledge as required collateral for certain deposits and borrowings, including repurchase agreements. Total investment securities at December 31, 2012 decreased $41.5 million from a year ago.

At December 31, 2012 and December 31, 2011, United had securities held to maturity with a carrying value of $244 million and $330 million, respectively, and securities available for sale totaling $1.83 billion and $1.79 billion, respectively. At December 31, 2012 and 2011, the securities portfolio represented approximately 31% and 30% of total assets, respectively. At December 31, 2012, the effective duration of the investment portfolio based on expected maturities was 2.46 years compared with 1.95 years at December 31, 2011.

The following table shows the carrying value of United’s securities.

Table 16—Carrying Value of Investment Securities

As of December 31,

(in thousands)

	December 31, 2012
	Available for Sale	Held to Maturity	Total Securities
State and political subdivisions	$29,052	$51,780	$80,832
Mortgage-backed securities	1,428,502	192,404	1,620,906
Corporate bonds	163,662	—	163,662
Asset-backed securities	210,556	—	210,556
Other	2,821	—	2,821

Total securities	$1,834,593	$244,184	$2,078,777

	December 31, 2011
	Available for Sale	Held to Maturity	Total Securities
U.S. Government agencies	$43,750	$5,000	$48,750
State and political subdivisions	26,339	51,903	78,242
Mortgage-backed securities	1,609,909	273,300	1,883,209
Corporate bonds	107,678	—	107,678
Other	2,371	—	2,371

Total securities	$1,790,047	$330,203	$2,120,250

The investment securities portfolio primarily consists of U.S. Government sponsored agency mortgage-backed securities, non-agency mortgage-backed securities, corporate securities, municipal securities and asset-backed securities. Mortgage-backed securities rely on the underlying pools of mortgage loans to provide a cash flow of principal and interest. The actual maturities of these securities will differ from the contractual maturities because the loans underlying the security can prepay. Decreases in interest rates will generally cause an acceleration of prepayment levels. In a declining or prolonged low interest rate environment, United may not be able to reinvest the proceeds from these prepayments in assets that have comparable yields. In a rising rate environment, the opposite occurs. Prepayments tend to slow and the weighted average life extends. This is referred to as extension risk, which can lead to lower levels of liquidity due to the delay of cash receipts, and can result in the holding of a below market yielding asset for a longer period of time. United’s asset-backed securities include securities that are backed by student loans and collateralized loan obligations.

At December 31, 2012, United had 78% of its total investment securities portfolio in mortgage backed securities, compared with 89% at December 31, 2011. Due to a lack of loan demand, United continued to purchase mortgage-backed securities in order to obtain a favorable yield with low risk. United did not have securities of any issuer in excess of 10% of equity at year-end 2012 or 2011, excluding U.S. Government issues. Approximately 2% of the securities portfolio is rated below “A” or unrated and 79% is rated “Aaa”. See Note 6 to the consolidated financial statements for further discussion of investment portfolio and related fair value and maturity information.

Goodwill and Other Intangible Assets

Goodwill represents the premium paid for acquired companies above the fair value of the assets acquired and liabilities assumed, including separately identifiable intangible assets. United did not report any goodwill at December 31, 2012 or 2011.

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

Deposits

Total average deposits for 2012 were $5.89 billion, a decrease of $390 million, or 6%, from 2011. Average non-interest bearing demand deposit accounts increased $227 million, or 25%, due to the success of core deposit programs. United pursues customer transaction deposits by emphasizing its high customer satisfaction scores. Also impacted by the programs were NOW, money market and savings accounts of $2.65 billion on average for 2012, which increased $113 million, or 4%, from 2011.

At December 31, 2012, total deposits were $5.95 billion compared with $6.10 billion at the end of 2011, a decrease of $146 million, or 2%. Average time deposits for 2012, including brokered time deposits, were $2.09 billion, down from $2.82 billion in 2011. United continued to offer low rates on certificates of deposit, allowing the balances to decline as United’s funding needs declined due to weak loan demand and a shift to lower cost transaction account deposits.

The following table sets forth the scheduled maturities of time deposits of $100,000 and greater and brokered time deposits.

Table 17—Maturities of Time Deposits of $100,000 and Greater and Brokered Time Deposits

As of December 31, 2012 and 2011

(in thousands)

	2012	2011
$100,000 and greater:
Three months or less	$141,911	$180,847
Three to six months	121,059	142,720
Six to twelve months	251,620	276,741
Over one year	190,968	246,844

Total	$705,558	$847,152

Brokered time deposits:
Three months or less	$248	$59,594
Three to six months	—	40,232
Six to twelve months	—	64,071
Over one year	154,641	14,750

Total	$154,889	$178,647

Wholesale Funding

The Bank is a shareholder in the Federal Home Loan Bank (“FHLB”) of Atlanta. Through this affiliation, FHLB secured advances totaling $40.1 million and $40.6 million at December 31, 2012 and 2011, respectively. United anticipates continued use of this short and long-term source of funds. FHLB advances outstanding at December 31, 2012 had fixed interest rates of .19% or less. During 2012 and 2011, United prepaid $25 million and $14.5 million, respectively, of fixed-rate advances and incurred prepayment charges of $2.20 million and $791,000, respectively. United will prepay advances from time to time as funding needs change. Additional information regarding FHLB advances, including scheduled maturities, is provided in Note 12 to the consolidated financial statements.

At December 31, 2012 and 2011, United had $52.6 million and $103 million in repurchase agreements and other short-term borrowings outstanding. During the second quarter of 2012, United prepaid $50 million in structured repurchase agreements and incurred prepayment charges of $4.48 million. United takes advantage of these additional sources of liquidity when rates are favorable compared to other forms of short-term borrowings, such as FHLB advances and brokered deposits.

Liquidity Management

The objective of liquidity management is to ensure that sufficient funding is available, at reasonable cost, to meet ongoing operational cash needs and to take advantage of revenue producing opportunities as they arise. While the desired level of liquidity will vary depending upon a variety of factors, it is the primary goal of United to maintain a sufficient level of liquidity in all expected economic environments. Liquidity is defined as the ability of a bank to convert assets into cash or cash equivalents without significant loss and the ability to raise additional funds by increasing liabilities. Liquidity management involves maintaining United’s ability to meet the daily cash flow requirements of the Bank’s customers, both depositors and borrowers. In addition, because United is a separate entity and apart from the Bank, it must provide for its own liquidity. United is responsible for the payment of dividends declared for its common and preferred shareholders, and interest and principal on any outstanding debt or trust preferred securities.

Substantially all of United’s liquidity is obtained from subsidiary service fees and dividends from the Bank, which are limited by applicable law and the Bank MOU. United currently has internal capital resources to meet these obligations and based on the Bank’s 2012 earnings, the Bank is qualified to pay a dividend of up to $24 million to United subject to regulatory approval.

Two key objectives of asset/liability management are to provide for adequate liquidity in order to meet the needs of customers and to maintain an optimal balance between interest-sensitive assets and interest-sensitive liabilities to optimize interest revenue. Daily monitoring of the sources and uses of funds is necessary to maintain a position that meets both requirements.

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and the maturities and sales of securities, as well as the ability to use these as collateral for borrowings on a secured basis. We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity. At December 31, 2012, we had $161 million in such funds. Also, mortgage loans held for sale totaled $28.8 million at December 31, 2012, and typically turn over every 45 days as closed loans are sold to investors in the secondary market.

The liability section of the balance sheet provides liquidity primarily through interest-bearing and noninterest-bearing deposit accounts. Federal funds purchased, Federal Reserve short-term borrowings, FHLB advances, and securities sold under agreements to repurchase are additional sources of liquidity and represent United’s incremental borrowing capacity. These sources of liquidity are generally short-term in nature are used as necessary to fund asset growth and meet other short-term liquidity needs.

The table below presents a summary of United’s short-term borrowings over the last three years.

Table 18—Short-Term Borrowings

As of December 31,

(in thousands)

	Period-end balance	Period end weighted- average interest rate	Maximum outstanding at any month-end	Average amounts outstanding during the year	Weighted- average rate for the year
December 31, 2012
Federal funds purchased	$—	—%	$—	$5,000	.33%
Repurchase agreements	52,574	4.00	103,551	75,593	3.93

	$52,574			$80,593

December 31, 2011
Federal funds purchased	$—	—%	$—	$137	.39%
Repurchase agreements	102,577	4.12	103,666	102,590	4.14

	$102,577			$102,727

December 31, 2010
Federal funds purchased	$—	—%	$—	$489	.36%
Repurchase agreements	101,067	4.12	104,127	102,990	4.11

	$101,067			$103,479

At December 31, 2012, United had sufficient qualifying collateral to increase FHLB advances by $1.12 billion and Federal Reserve discount window capacity of $563 million. United also has the ability to raise substantial funds through brokered deposits. In addition to these wholesale sources, United has the ability to attract retail deposits at any time by competing more aggressively on pricing.

The following table shows United’s contractual obligations and other commitments.

Table 19—Contractual Obligations and Other Commitments

As of December 31, 2012

(in thousands)

	Maturity By Years
	Total	1 or Less	1 to 3	3 to 5	Over 5
Contractual Cash Obligations
FHLB advances	$40,125	$40,000	$—	$125	$—
Long-term debt	124,805	—	35,000	35,000	54,805
Operating leases	6,716	2,591	1,394	757	1,974

Total contractual cash obligations	$171,646	$42,591	$36,394	$35,882	$56,779

Other Commitments
Lines of credit	$313,798	$—	$58,304	$43,519	$211,975
Commercial letters of credit	13,683	12,663	972	48	—
Uncertain tax positions	5,128	965	1,267	489	2,407

Total other commitments	$332,609	$13,628	$60,543	$44,056	$214,382

As disclosed in United’s consolidated statement of cash flows, net cash provided by operating activities was $183 million for the year ended December 31, 2012. Net income of $33.9 million for the year included non-cash expenses for provision for loan losses of $62.5 million, and losses and write downs on foreclosed property of $8.88 million. Other assets decreased $44.7 million primarily due to the receipt of a prior year tax refund resulting from a loss carryback claim and the reduction of the prepaid FDIC insurance assessment. Net cash used in investing activities of $102 million consisted primarily of $1.17 billion of purchases of securities, an increase in loans of $160 million, and purchases of premises and equipment of $4.12 million, that were offset by proceeds from sales of securities of $469 million, maturities and calls of investment securities of $713 million, and net proceeds from sales of other real estate of $31.4 million. Funds collected from the FDIC under loss sharing agreements were $14.3 million, providing another source of cash flows from investing activities. The $208 million of net cash used in financing activities consisted primarily of a net decrease in deposits of $146 million and a decrease in federal funds purchased and repurchase agreements of $54.5 million. United also repaid $30.5 million in long-term debt which was offset by the issuance of $35.0 million in senior notes. In the opinion of management, United’s liquidity position at December 31, 2012 was sufficient to meet its expected cash flow requirements.

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

Table 20—Expected Maturity of Available for Sale and Held to Maturity Investment Securities

As of December 31, 2012

(in thousands)

	Maturity By Years
	1 or Less	1 to 5	5 to 10	Over 10	Total
Available for Sale
State and political subdivisions	$5,334	$15,962	$6,823	$933	$29,052
Corporate bonds	—	38,103	115,504	10,055	163,662
Asset-backed securities	—	50,071	140,724	19,761	210,556
Other securities (1)	24,434	997,073	82,630	327,186	1,431,323

Total securities available for sale	$29,768	$1,101,209	$345,681	$357,935	$1,834,593

Weighted average yield (2)	3.19%	1.90%	2.08%	4.31%	2.42%
Held to Maturity
State and political subdivisions	$—	$9,084	$26,054	$16,642	$51,780
Other securities (1)	—	171,952	14,747	5,705	192,404

Total securities available for sale	$—	$181,036	$40,801	$22,347	$244,184

Weighted average yield (2)	—	3.46%	4.41%	5.27%	3.79%
Combined Portfolio
State and political subdivisions	$5,334	$25,046	$32,877	$17,575	$80,832
Corporate bonds	—	38,103	115,504	10,055	163,662
Asset-backed securities	—	50,071	140,724	19,761	210,556
Other securities (1)	24,434	1,169,025	97,377	332,891	1,623,727

Total securities available for sale	$29,768	$1,282,245	$386,482	$380,282	$2,078,777

Weighted average yield (2)	3.19%	2.13%	2.33%	4.37%	2.59%

(1)	Includes mortgage-backed securities
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

The exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit, letters of credit and financial guarantees is represented by the contractual amount of these instruments. United uses the same credit underwriting procedures for making commitments, letters of credit and financial guarantees, as it uses for underwriting on-balance sheet instruments. United evaluates each customer’s creditworthiness on a case-by-case basis and the amount of the collateral, if deemed necessary, is based on the credit evaluation. Collateral held varies, but may include unimproved and improved real estate, certificates of deposit, personal property or other acceptable collateral.

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

At December 31, 2012 and 2011, United had $265 million and $60 million, respectively, in offsetting repurchase agreements / reverse repurchase agreements that were netted in the consolidated balance sheet. In addition, at December 31, 2012, United had $50 million in offsetting securities lending agreements that were netted in the consolidated balance sheet. United enters into these collateral swap arrangements from time to time as a source of additional revenue.

Capital Resources and Dividends

Shareholders’ equity at December 31, 2012 was $581 million, an increase of $5.92 million from December 31, 2011. Accumulated other comprehensive income, which includes unrealized gains and losses on securities available for sale, the unrealized gains and losses on derivatives qualifying as cash flow hedges, and unamortized prior service cost and actuarial gains and losses on United’s Modified Retirement Plan, is excluded in the calculation of regulatory capital adequacy ratios. Excluding the change in the accumulated other comprehensive income, shareholders’ equity increased $26.3 million, or 5%, from December 31, 2011.

United accrued $12.1 million in dividends, including accretion of discounts, on Series A, Series B and Series D preferred stock in 2012. United accrued $11.8 million in dividends, including discount accretion, on Series A and Series B preferred stock, for the year ended December 31, 2011.

United granted a warrant to Fletcher to purchase common stock equivalent junior preferred stock that could be convertible into 1,411,765 common shares exercisable at a price equivalent to $21.25 per share. United has received purported partial warrant exercise notices from Fletcher with respect to its warrants that included incorrect calculations of the number of settlement shares Fletcher would receive upon exercise. On June 17, 2011, United completed a reclassification of its common stock in the form of 1-for-5 reverse stock split, or recombination. United believes that any current exercise of Fletcher’s warrant would not result in the issuance of any settlement shares because the warrant may only be exercised for net shares via a cashless exercise formula, and the reverse stock split-adjusted market price component of that formula does not exceed the exercise price to yield any net shares. United has responded to Fletcher with United’s calculations related to the warrant.

In November 2011, United entered into an informal memorandum of understanding with the Federal Reserve Bank of Atlanta and the Georgia Department of Banking and Finance that superseded the board resolution previously requested by the Federal Reserve. The Holding Company MOU provides, similar to the superseded resolution, that United may not incur additional indebtedness, pay cash dividends, make payments on our trust preferred securities or subordinated indebtedness or repurchase outstanding stock without prior approval of the Federal Reserve and DBF. Additionally, the Holding Company MOU requires, among other things, that United ensures that the Bank functions in a safe and sound manner. United believes it is in compliance with all requirements of the Holding Company MOU.

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

Tier 1 Capital consists of shareholders’ equity, excluding accumulated other comprehensive income, intangible assets (goodwill and deposit-based intangibles), and disallowed deferred tax assets, plus qualifying capital securities. United’s Tier 1 capital totaled $653 million at December 31, 2012. Tier 2 capital components include supplemental capital such as the qualifying portion of the allowance for loan losses and qualifying subordinated debt. Tier 1 capital plus Tier 2 capital is referred to as Total risk-based capital and was $725 million at December 31, 2012. The ratios, as calculated under the guidelines, were 14.16% and 15.73% for Tier 1 and Total risk-based capital, respectively, at December 31, 2012.

A minimum leverage ratio is required in addition to the risk-based capital standards and is defined as Tier 1 capital divided by average assets adjusted for goodwill and deposit-based intangibles. Although a minimum leverage ratio of 3% is required, the Federal Reserve Board requires a bank holding company to maintain a leverage ratio of greater than 3% if it is experiencing or anticipating significant growth or is operating with less than well-diversified risks in the opinion of the Federal Reserve Board. The Federal Reserve Board uses the leverage and risk-based capital ratios to assess capital adequacy of banks and bank holding companies.

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

United has outstanding junior subordinated debentures related to trust preferred securities totaling $54.8 million at December 31, 2012. The related trust preferred securities of $53.2 million (excluding common securities) qualify as Tier 1 capital under risk-based capital guidelines provided that total trust preferred securities do not exceed certain quantitative limits. At December 31, 2012, all of United’s trust preferred securities qualified as Tier 1 capital. Further information on United’s trust preferred securities is provided in Note 14 to the consolidated financial statements.

United has subordinated debentures outstanding that qualify as Tier 2 capital under the risk-based capital guidelines. The securities begin to lose their Tier 2 capital treatment as they approach maturity, losing 20% per year in each of the five years leading up to maturity. Of the $35.0 million in subordinated debt that United had outstanding at December 31, 2012, $14.0 million qualified as Tier 2 capital under risk based capital guidelines.

The following table shows United’s capital ratios, as calculated under regulatory guidelines, at December 31, 2012 and 2011:

Table 21—Capital Ratios

(dollars in thousands)

	Regulatory Guidelines		United Community Banks, Inc. (Consolidated)		United Community Bank
		Well	As of December 31,		As of December 31,
	Minimum	Capitalized	2012	2011	2012	2011
Risk-based ratios:
Tier 1 capital	4.0%	6.0%	14.16%	13.69%	14.48%	13.60%
Total capital	8.0	10.0	15.73	15.41	15.74	14.87
Leverage ratio	3.0	5.0	9.64	8.83	9.86	8.78
Tier 1 capital			$652,692	$618,695	$666,585	$614,532
Total capital			724,915	696,881	724,738	671,718

The Bank MOU requires the Bank to maintain a leverage ratio of at least 8% and a total risk-based capital ratio of at least 10% while the Bank MOU remains in effect.

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

United’s net interest revenue, and the fair value of its financial instruments, are influenced by changes in the level of interest rates. United manages its exposure to fluctuations in interest rates through policies established by the ALCO and approved by the Board of Directors. ALCO meets periodically and has responsibility for formulating and recommending asset/liability management policies to the Board of Directors, formulating and implementing strategies to improve balance sheet positioning and/or earnings and reviewing United’s interest rate sensitivity.

One of the tools management uses to estimate the sensitivity of net interest revenue to changes in interest rates is an asset/liability simulation model. Resulting estimates are based upon a number of assumptions for each scenario, including the level of balance sheet growth, loan and deposit re-pricing characteristics and the rate of prepayments. ALCO periodically reviews the assumptions for accuracy based on historical data and future expectations, however, actual net interest revenue may differ from model results. The primary objective of the simulation model is to measure the potential change in net interest revenue over time using multiple interest rate scenarios. The base scenario assumes rates remain flat and is the scenario to which all others are compared to in order to measure the change in net interest revenue. Policy limits are based on immediate rate shock scenarios, as well as gradually rising and falling rate scenarios, which are compared to the base scenario. Another commonly analyzed scenario is a most-likely scenario that projects the expected change in rates based on the slope of the forward yield curve. Other scenarios analyzed may include delayed rate shocks, yield curve steepening or flattening or other variations in rate movements. While policy scenarios focus on a twelve month time frame, longer time horizons are also modeled. All policy scenarios assume a static balance sheet.

United’s policy is based on the 12-month impact on net interest revenue of interest rate shocks and ramps that increase or decrease from 100 to 300 basis points from the base scenario. In the shock scenarios, rates immediately change the full amount at the scenario onset. In the ramp scenarios, rates change by 25 basis points per month. United’s policy limits the change in net interest revenue over the first 12 months to a 5% decrease for each 100 basis point change in the increasing and decreasing rate ramp and shock scenarios. Historically low rates on December 31, 2012 and 2011 made use of the down scenarios problematic. The following table presents United’s interest sensitivity position at December 31, 2012 and 2011.

Table 22—Interest Sensitivity

	Increase (Decrease) in Net Interest Revenue from Base Scenario at December 31,
	2012		2011
Change in Rates	Shock	Ramp	Shock	Ramp
200 basis point increase	6.7%	3.6%	2.2%	0.7%
25 basis point decrease	1.2	1.2	—	—

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

In order to manage its interest rate sensitivity, United periodically enters into off-balance sheet contracts that are considered derivative financial instruments. Derivative financial instruments can be a cost-effective and capital-effective means of modifying the repricing characteristics of on-balance sheet assets and liabilities. These contracts generally consist of interest rate swaps under which United pays a variable rate, (or fixed rate, as may be the case) and receives a fixed rate (or variable rate, as may be the case).

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

The following table presents United’s outstanding derivative positions at December 31, 2012.

Table 23—Derivative Financial Instruments

(in thousands)

	Hedge		Current	Trade	Effective	Maturity			Fair Value (N)
Type of Instrument	Designation	Hedged Item	Notional	Date	Date	Date	Pay Rate	Receive Rate	Asset	Liability
Receive Fixed Cancellable Swap	Fair Value	Brokered CD	$15,000	10/12/11	11/10/11	11/10/31	3 mo. LIBOR—60 bps	(A)	$—	$369
Receive Fixed Cancellable Swap	Fair Value	Brokered CD	17,000	02/14/12	02/27/12	08/27/27	3 mo. LIBOR—45 bps	(B)	22	—
Receive Fixed Cancellable Swap	Fair Value	Brokered CD	15,500	03/05/12	03/23/12	09/23/27	3 mo. LIBOR—45 bps	(C)	1	—
Receive Fixed Cancellable Swap	Fair Value	Brokered CD	12,500	05/16/12	06/08/12	06/08/32	3 mo. LIBOR—43 bps	(D)	—	125
Receive Fixed Cancellable Swap	Fair Value	Brokered CD	13,000	06/12/12	06/28/12	06/28/32	3 mo. LIBOR—38.5 bps	(E)	—	203
Receive Fixed Cancellable Swap	Fair Value	Brokered CD	12,500	07/03/12	07/27/12	07/27/32	3 mo. LIBOR—38.5 bps	(F)	—	211
Receive Fixed Cancellable Swap	Fair Value	Brokered CD	12,000	08/01/12	08/23/12	08/23/32	3 mo. LIBOR—38.25 bps	(G)	—	354
Receive Fixed Cancellable Swap	Fair Value	Brokered CD	10,000	08/29/12	09/24/12	09/24/12	3 mo. LIBOR—38 bps	(H)	—	199
Receive Fixed Cancellable Swap	Fair Value	Brokered CD	12,000	10/05/12	10/19/12	11/19/32	3 mo. LIBOR—38 bps	(I)	—	259
Receive Fixed Cancellable Swap	Fair Value	Brokered CD	12,000	10/15/12	11/08/12	11/08/32	3 mo. LIBOR—40 bps	(J)	—	341
Receive Fixed Cancellable Swap	Fair Value	Brokered CD	12,500	11/14/12	11/30/12	11/30/32	3 mo. LIBOR—38 bps	(K)	—	457
Receive Fixed Cancellable Swap	Fair Value	Brokered CD	12,000	11/28/12	12/27/12	12/27/32	3 mo. LIBOR—38 bps	(L)	—	428
Receive Fixed Cancellable Swap	Fair Value	Brokered CD	10,000	12/27/12	01/25/13	12/25/28	3 mo. LIBOR—20.5 bps	(M)	—	215
Pay Fixed Swap	Cash Flow	Short-Term, Fixed Rate Debt	50,000	04/02/12	04/07/14	04/07/17	1.69500%	3 mo. LIBOR	—	1,307
Pay Fixed Swap	Cash Flow	Short-Term, Fixed Rate Debt	50,000	04/02/12	04/21/14	04/21/17	1.72125%	3 mo. LIBOR	—	1,323
Pay Fixed Swap	Cash Flow	Short-Term, Fixed Rate Debt	100,000	04/10/12	03/03/14	03/01/17	1.43750%	3 mo. LIBOR	—	1,944
Pay Fixed Swap	Cash Flow	Money Market Deposts	100,000	05/02/12	05/01/14	05/01/19	1.88750%	1 mo. LIBOR	—	3,007
Pay Fixed Swap	Cash Flow	Money Market Deposts	100,000	05/31/12	07/01/14	07/01/18	1.39250%	1 mo. LIBOR	—	1,158

Total Hedging Positions			$566,000						$23	$11,900

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

(I)

Receive rate is fixed according to the following schedule: From 10/19/12 to 10/19/17: 2.40%; From 10/19/17 to 10/19/22: 2.50%; From 10/19/22 to 10/19/27: 2.75%; From 10/19/27 to 10/19/29: 3.00%; From 10/19/29 to 10/19/30: 5.00%; From 10/19/30 to 10/19/31: 8.00%; From 10/19/31 to 10/19/32: 11.00%. Swap is callable by counterparty at quarterly intervals commencing on October 19, 2013 with 15 calendar days notice prior to the redemption date.

(J)

Receive rate is fixed according to the following schedule: From 11/8/12 to 11/8/17: 2.30%; From 11/8/17 to 11/8/22: 2.40%; From 11/8/22 to 11/8/27: 2.50%; From 11/8/27 to 11/8/29: 3.00%; From 11/8/29 to 11/8/30: 5.00%; From 11/8/30 to 11/8/31: 8.00%; From 11/8/31 to 11/8/32: 11.00%. Swap is callable by counterparty at quarterly intervals commencing on November 8, 2013 with 15 calendar days notice prior to the redemption date.

(K)

Receive rate is fixed according to the following schedule: From 11/30/12 to 11/30/17: 2.20%; From 11/30/17 to 11/30/22: 2.30%; From 11/30/22 to 11/30/27: 2.50%; From 11/30/27 to 11/30/29: 3.00%; From 11/30/29 to 11/30/30: 5.00%; From 11/30/30 to 11/30/31: 8.00%; From 11/30/31 to 11/30/32: 11.00%. Swap is callable by counterparty at quarterly intervals commencing on November 30, 2013 with 20 calendar days notice prior to the redemption date.

(L)

Receive rate is fixed according to the following schedule: From 12/27/12 to 12/27/17: 2.25%; From 12/27/17 to 12/27/22: 2.35%; From 12/27/22 to 12/27/27: 2.50%; From 12/27/27 to 12/27/29: 3.00%; From 12/27/29 to 12/27/30: 5.00%; From 12/27/30 to 12/27/31: 8.00%; From 12/27/31 to 12/27/32: 11.00%. Swap is callable by counterparty at quarterly intervals commencing on December 27, 2013 with 15 calendar days notice prior to the redemption date.

(M)

Receive rate is fixed according to the following schedule: From 1/25/13 to 1/25/18: 2.15%; From 1/25/18 to 1/25/23: 2.25%; From 1/25/23 to 1/25/25: 2.75%; From 1/25/25 to 1/25/26: 4.00%; From 1/25/26 to 1/25/27: 6.00%; From 1/25/27 to 1/25/28: 8.00%. Swap is callable by counterparty at quarterly intervals commencing on January 25, 2014 with 20 calendar days notice prior to the redemption date.

(N)	Fair value does not include accrued interest.

In addition to derivative instruments, United uses a variety of balance sheet instruments to manage interest rate risk such as Investment Portfolio holdings, wholesale funding and bank-issued deposits.

From time to time, United will terminate swap or floor positions when conditions change and the position is no longer necessary to manage United’s overall sensitivity to changes in interest rates. In those situations where the terminated swap or floor was in an effective hedging relationship at the time of termination and the hedging relationship is expected to remain effective throughout the original term of the contract, the resulting gain or loss is amortized over the remaining life of the original contract. At December 31, 2012, United had $904,000 in gains from terminated derivative positions included in other comprehensive income that will be amortized into earnings over the next twelve months.

United’s policy requires all non-customer derivative financial instruments be used only for asset/liability management through the hedging of specific transactions or positions, and not for trading or speculative purposes. Management believes that the risk associated with using derivative financial instruments to mitigate interest rate risk sensitivity is minimal and should not have any material unintended effect on our financial condition or results of operations. In order to mitigate potential credit risk, from time to time United may require the counterparties to derivative contracts to pledge securities as collateral to cover the net exposure.

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

We assessed the effectiveness of the internal control over financial reporting as of December 31, 2012. In making this assessment, we used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our assessment, we believe that as of December 31, 2012, United Community Banks, Inc.’s internal control over financial reporting is effective based on those criteria.

Our independent registered public accountants have issued an audit report on the company’s internal control over financial reporting. This report appears on page 64.

Jimmy C. Tallent	Rex S. Schuette
President and Chief Executive Officer	Executive Vice President and
Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and shareholders

United Community Banks, Inc.

Blairsville, Georgia

We have audited the accompanying consolidated balance sheet of United Community Banks, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. We have also audited the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective control over financial reporting and for its assessment of the effectiveness internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

235 Peachtree Street NE | Suite 1800 | Atlanta, Georgia 30303 | Phone 404.588.4200 | Fax 404.588.4222

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Community Banks, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, United Community Banks, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Atlanta, Georgia

March 1, 2013

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Consolidated Statement of Operations

For the Years Ended December 31, 2012, 2011 and 2010

(in thousands, except per share data)

	2012	2011	2010
Interest revenue:
Loans, including fees	$217,140	$239,056	$277,904
Investment securities:
Taxable	43,657	55,251	58,821
Tax exempt	956	1,009	1,137
Deposits in banks and short-term investments	3,986	2,321	3,260

Total interest revenue	265,739	297,637	341,122

Interest expense:
Deposits:
NOW	2,049	3,998	6,966
Money market	2,518	5,456	7,552
Savings	150	234	331
Time	19,518	39,151	66,883

Total deposit interest expense	24,235	48,839	81,732
Short-term borrowings	2,987	4,250	4,235
Federal Home Loan Bank advances	907	2,042	3,355
Long-term debt	10,201	10,544	10,749

Total interest expense	38,330	65,675	100,071

Net interest revenue	227,409	231,962	241,051
Provision for loan losses	62,500	251,000	223,000

Net interest revenue after provision for loan losses	164,909	(19,038)	18,051

Fee revenue:
Service charges and fees	31,670	29,110	30,127
Mortgage loan and other related fees	10,483	5,419	7,019
Brokerage fees	3,082	2,986	2,662
Securities gains, net	7,078	842	2,552
Losses on prepayment of borrowings	(6,681)	(791)	(2,233)
Other	11,139	12,342	8,421

Total fee revenue	56,771	49,908	48,548

Total revenue	221,680	30,870	66,599

Operating expenses:
Salaries and employee benefits	96,026	100,095	96,618
Occupancy	14,304	15,645	15,394
Communications and equipment	12,940	13,135	13,781
FDIC assessments and other regulatory charges	10,097	14,259	13,747
Professional fees	8,792	9,727	9,254
Postage, printing and supplies	3,899	4,256	4,072
Advertising and public relations	3,855	4,291	4,625
Amortization of intangibles	2,917	3,016	3,160
Foreclosed property	13,993	78,905	65,707
Goodwill impairment	—	—	210,590
Loss on sale of nonperforming assets	—	—	45,349
Other	19,951	18,270	16,594

Total operating expenses	186,774	261,599	498,891

Income (loss) from continuing operations before income taxes	34,906	(230,729)	(432,292)
Income tax expense (benefit)	1,050	(3,983)	71,217

Net income (loss) from continuing operations	33,856	(226,746)	(503,509)
Loss from discontinued operations, net of income taxes	—	—	(101)
Gain from sale of subsidiary, net of income taxes and selling costs	—	—	1,266

Net income (loss)	33,856	(226,746)	(502,344)
Preferred stock dividends	12,148	11,838	10,316

Net income (loss) available to common shareholders	$21,708	$(238,584)	$(512,660)

Income (loss) from continuing operations per common share—basic / diluted	$.38	$(5.97)	$(27.15)
Income (loss) per common share—basic / diluted	.38	(5.97)	(27.09)
Weighted average common shares outstanding—basic / diluted	57,857	39,943	18,925

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Consolidated Statement of Comprehensive Income (Loss)

For the Years Ended December 31, 2012, 2011 and 2010

(in thousands, except per share data)

	2012			2011			2010
	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Net income (loss) from contnuing operations	$34,906	$(1,050)	$33,856	$(230,729)	$3,983	$(226,746)	$(432,292)	$(71,217)	$(503,509)
Loss from discontinued operations	—	—	—	—	—	—	(163)	62	(101)
Gain from sale of subsidiary	—	—	—	—	—	—	2,042	(776)	1,266
Other comprehensive loss:
Unrealized (losses) gains on available for sale securities:
Unrealized holding gains (losses) arising during period	748	(273)	475	(1,275)	361	(914)	(6,624)	2,268	(4,356)
Reclassification adjustment for gains included in net income (loss)	(7,078)	2,753	(4,325)	(842)	328	(514)	(2,552)	993	(1,559)
Valuation allowance for the change in deferred taxes arising from unrealized gains and losses on available for sale securities	—	(2,480)	(2,480)	—	(689)	(689)	—	(3,261)	(3,261)

Net unrealized losses	(6,330)	—	(6,330)	(2,117)	—	(2,117)	(9,176)	—	(9,176)
Amortization of gains included in net income (loss) on available for sale securities transferred to held to maturity	(1,988)	773	(1,215)	(2,177)	846	(1,331)	(1,527)	594	(933)
Valuation allowance for the change in deferred taxes arising from the amortization of gains included in net income (loss) on available for sale securities transferred to held to maturity	—	(773)	(773)	—	(846)	(846)	—	(594)	(594)

Net unrealized losses	(1,988)	—	(1,988)	(2,177)	—	(2,177)	(1,527)	—	(1,527)
Amortization of gains included in net income (loss) on derivative financial instruments accounted for as cash flow hedges	(3,712)	1,444	(2,268)	(15,116)	5,880	(9,236)	(16,081)	6,374	(9,707)
Unrealized losses on derivative financial instruments accounted for as cash flow hedges	(8,739)	3,400	(5,339)	—	—	—	—	—	—
Valuation allowance for the change in deferred taxes arising from unrealized gains and losses and amortization of gains included in net income (loss) on cash flow hedges	—	(4,844)	(4,844)	—	(5,880)	(5,880)	—	(6,374)	(6,374)

Net unrealized losses	(12,451)	—	(12,451)	(15,116)	—	(15,116)	(16,081)	—	(16,081)
Reclassification of unamortized prior service cost and actuarial losses	—	—	—	(4,750)	1,848	(2,902)	—	—	—
Net actuarial loss on defined benefit pension plan	(177)	69	(108)	—	—	—	—	—	—
Amortization of prior service cost and actuarial losses included in net periodic pension cost for defined benefit pension plan	615	(240)	375	—	—	—	—	—	—
Valuation allowance for the change in deferred taxes arising from reclassification of unamortized prior service cost and actuarial losses and amortization of prior service cost and actuarial losses	—	171	171		(1,848)	(1,848)		—	—

Net defined benefit pension plan activity	438	—	438	(4,750)	—	(4,750)	—	—	—

Total other comprehensive loss	(20,331)	—	(20,331)	(24,160)	—	(24,160)	(26,784)	—	(26,784)

Comprehensive income (loss)	$14,575	$(1,050)	$13,525	$(254,889)	$3,983	$(250,906)	$(457,197)	$(71,931)	$(529,128)

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Consolidated Balance Sheet

As of December 31, 2012 and 2011

(in thousands, except share data)

	2012	2011
Assets
Cash and due from banks	$66,536	$53,807
Interest-bearing deposits in banks	124,613	139,609
Short-term investments	60,000	185,000

Cash and cash equivalents	251,149	378,416
Securities available for sale	1,834,593	1,790,047
Securities held to maturity (fair value $261,131 and $343,531)	244,184	330,203
Mortgage loans held for sale	28,821	23,881
Loans, net of unearned income	4,175,008	4,109,614
Less allowance for loan losses	(107,137)	(114,468)

Loans, net	4,067,871	3,995,146
Assets covered by loss sharing agreements with the FDIC	47,467	78,145
Premises and equipment, net	168,920	175,088
Bank owned life insurance	81,867	80,599
Accrued interest receivable	18,659	20,693
Goodwill and other intangible assets	5,510	8,428
Foreclosed property	18,264	32,859
Other assets	34,954	69,915

Total assets	$6,802,259	$6,983,420

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Demand	$1,252,605	$992,109
NOW	1,316,453	1,509,896
Money market	1,149,912	1,038,778
Savings	227,308	199,007
Time:
Less than $100,000	1,055,271	1,332,394
Greater than $100,000	705,558	847,152
Brokered	245,033	178,647

Total deposits	5,952,140	6,097,983
Short-term borrowings	52,574	102,577
Federal Home Loan Bank advances	40,125	40,625
Long-term debt	124,805	120,225
Unsettled securities purchases	—	10,325
Accrued expenses and other liabilities	51,210	36,199

Total liabilities	6,220,854	6,407,934

Commitments and contingencies
Shareholders’ equity:
Preferred stock, $1 par value; 10,000,000 shares authorized;
Series A, $10 stated value; 21,700 shares issued and outstanding	217	217
Series B, $1,000 stated value; 180,000 shares issued and outstanding	178,557	177,092
Series D, $1,000 stated value; 16,613 shares issued and outstanding	16,613	16,613
Common stock, $1 par value; 100,000,000 shares authorized; 42,423,870 and 41,647,100 shares issued and outstanding	42,424	41,647
Common stock, non-voting $1 par value; 30,000,000 shares authorized; 15,316,794 and 15,914,209 shares issued and outstanding	15,317	15,914
Common stock issuable; 133,238 and 93,681 shares	3,119	3,233
Capital surplus	1,057,951	1,054,940
Accumulated deficit	(709,153)	(730,861)
Accumulated other comprehensive loss	(23,640)	(3,309)

Total shareholders’ equity	581,405	575,486

Total liabilities and shareholders’ equity	$6,802,259	$6,983,420

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Shareholders’ Equity

For the Years Ended December 31, 2012, 2011 and 2010

(in thousands except share data)

							Non-Voting	Common		Retained Earnings	Accumulated Other
	Preferred Stock					Common	Common	Stock	Capital	(Accumulated	Comprehensive
	Series A	Series B	Series D	Series F	Series G	Stock	Stock	Issuable	Surplus	Deficit)	(Loss) Income	Total
Balance, December 31, 2009	$217	$174,408	$—	$—	$—	$18,809	$—	$3,597	$697,271	$20,384	$47,635	$962,321
Net loss										(502,344)		(502,344)
Other comprehensive loss											(26,784)	(26,784)
Issuance of equity instruments in private equity transaction									39,813			39,813
Common stock issued to Dividend Reinvestment Plan and employee benefit plans (121,777 shares)						122			1,713			1,835
Amortization of stock options and restricted stock									2,459			2,459
Vesting of restricted stock awards (2,113 common shares issued, 8,304 common shares deferred)						2		607	(609)			—
Deferred compensation plan, net, including dividend equivalents								295				295
Shares issued from deferred compensation plan (3,990 common shares)						4		(605)	597			(4)
Preferred stock dividends:
Series A										(13)		(13)
Series B, including accretion		1,303								(10,303)		(9,000)

Balance, December 31, 2010	217	175,711	—	—	—	18,937	—	3,894	741,244	(492,276)	20,851	468,578
Net loss										(226,746)		(226,746)
Other comprehensive loss											(24,160)	(24,160)
Penalty received on incomplete private equity transaction									3,250			3,250
Preferred for common equity exchange related to tax benefits preservation plan (1,551,126 common shares)			16,613			(1,551)			(15,062)			—
Common and preferred stock issued (3,467,699 common shares)				195,872	151,185	3,468			11,035			361,560
Conversion of Series F and Series G preferred stock (20,618,156 voting and 15,914,209 non- voting common shares)				(195,872)	(151,185)	20,618	15,914		310,525			—
Common stock issued to Dividend Reinvestment Plan and employee benefit plans (156,816 common shares)						156			1,297			1,453
Amortization of stock options and restricted stock									2,144			2,144
Vesting of restricted stock awards (12,239 common shares issued, 6,382 common shares deferred)						13		54	(67)			—
Deferred compensation plan, net, including dividend equivalents								241				241
Shares issued from deferred compensation plan (6,266 common shares)						6		(956)	950			—
Tax on option exercise and restricted stock vesting									(376)			(376)
Preferred stock dividends:
Series A										(13)		(13)
Series B, including accretion		1,381								(10,401)		(9,020)
Series D										(1,425)		(1,425)

Balance, December 31, 2011	217	177,092	16,613	—	—	41,647	15,914	3,233	1,054,940	(730,861)	(3,309)	575,486
Net income										33,856		33,856
Other comprehensive loss											(20,331)	(20,331)
Common stock issued to Dividend Reinvestment Plan and employee benefit plans (109,905 common shares)						110			790			900
Conversion of non-voting common stock to voting common stock (597,415 shares)						597	(597)
Amortization of stock options and restricted stock									1,976			1,976
Vesting of restricted stock awards (64,839 common shares issued, 36,673 common shares deferred)						65		155	(220)			—
Deferred compensation plan, net, including dividend equivalents								201				201
Shares issued from deferred compensation plan (4,611 common shares)						5		(470)	465			—
Preferred stock dividends:
Series A										(12)		(12)
Series B, including accretion		1,465								(10,465)		(9,000)
Series D										(1,671)		(1,671)

Balance, December 31, 2012	$217	$178,557	$16,613	$—	$—	$42,424	$15,317	$3,119	$1,057,951	$(709,153)	$(23,640)	$581,405

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Consolidated Statement of Cash Flows

For the Years Ended December 31, 2012, 2011 and 2010

(in thousands)

	2012	2011	2010
Operating activities:
Net income (loss)	$33,856	$(226,746)	$(502,344)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	32,562	21,084	16,388
Provision for loan losses	62,500	251,000	223,000
Goodwill impairment charges	—	—	210,590
Stock based compensation	1,976	2,144	2,459
Deferred income tax expense	—	—	69,254
Securities gains, net	(7,078)	(842)	(2,552)
Losses on prepayment of borrowings	6,681	791	2,233
Losses and write downs on sales of other real estate owned	8,875	68,406	49,326
Gain from sale of subsidiary	—	—	(2,110)
Loss on sale of nonperforming assets	—	—	45,349
Change in assets and liabilities:
Other assets and accrued interest receivable	43,738	27,188	25,881
Accrued expenses and other liabilities	4,908	(3,171)	(8,406)
Mortgage loans held for sale	(4,940)	12,027	(5,682)

Net cash provided by operating activities	183,078	151,881	123,386

Investing activities:
Investment securities held to maturity:
Proceeds from maturities and calls	82,801	76,764	102,567
Purchases	—	(144,506)	(55,513)
Investment securities available for sale:
Proceeds from sales	469,167	128,217	75,528
Proceeds from maturities and calls	629,896	493,276	779,963
Purchases	(1,166,653)	(1,184,013)	(872,513)
Net (increase) decrease in loans	(159,814)	53,104	160,217
Proceeds from loan sales	—	99,298	27,823
Proceeds collected from FDIC under loss sharing agreements	14,292	33,572	27,562
Purchases of premises and equipment	(4,117)	(7,210)	(7,128)
Proceeds from sales of premises and equipment	1,059	737	103
Net cash received from sale of subsidiary	—	—	2,842
Net cash received from sale of nonperforming assets	—	—	20,618
Proceeds from sale of other real estate	31,356	86,789	111,222

Net cash (used in) provided by investing activities	(102,013)	(363,972)	373,291

Financing activities, net of effects of business combinations:
Net change in deposits	(145,843)	(371,189)	(154,902)
Net change in short-term borrowings	(54,483)	1,510	(322)
Proceeds from Federal Home Loan Bank advances	1,789,000	—	—
Settlement of Federal Home Loan Bank advances	(1,791,701)	(15,291)	(61,181)
Repayments of long-term debt	(30,500)	(30,000)	—
Proceeds from issuance of long-term debt	35,000	—	—
Proceeds from issuance of common stock for dividend reinvestment and employee benefit plans	894	1,453	1,831
Proceeds from issuance of common and preferred stock, net of offering costs	—	361,560	—
Proceeds from penalty on incomplete private equity transaction	—	3,250	—
Cash dividends on Series A preferred stock	(12)	(13)	(13)
Cash dividends on Series B preferred stock	(9,000)	(9,020)	(9,000)
Cash dividends on Series D preferred stock	(1,687)	(1,210)	—

Net cash used in financing activities	(208,332)	(58,950)	(223,587)

Net change in cash and cash equivalents	(127,267)	(271,041)	273,090
Cash and cash equivalents at beginning of year	378,416	649,457	376,367

Cash and cash equivalents at end of year	$251,149	$378,416	$649,457

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$42,107	$68,068	$112,171
Income taxes paid (refunds received)	(26,164)	138	(37,184)

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

Organization and Basis of Presentation

At December 31, 2012, United was a bank holding company subject to the regulation of the Federal Reserve whose principal business was conducted by its wholly-owned commercial bank subsidiary, United Community Bank (the “Bank”). United is subject to regulation under the Bank Holding Company Act of 1956. The consolidated financial statements include the accounts of United Community Banks, Inc., the Bank and other wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Bank is a Georgia state chartered commercial bank that serves markets throughout north Georgia, coastal Georgia, the Atlanta, Georgia MSA, the Gainesville, Georgia MSA, western North Carolina, the Greenville, South Carolina MSA and east Tennessee and provides a full range of banking services. The Bank is insured and subject to the regulation of the Federal Deposit Insurance Corporation (“FDIC”) and is also subject to the regulation of the Georgia Department of Banking and Finance.

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

Operating Segments

Operating segments are components of a business about which separate financial information is available and evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assessing performance. Public companies are required to report certain financial information about operating segments in interim and annual financial statements. Although United’s operations are divided among a number of community banks, those banks have similar economic characteristics and are therefore aggregated into one operating segment for purposes of segment reporting. Because United has only one operating segment, segment information is not provided separately from the consolidated financial statements.

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

Short-term Investments

Short-term investments include overnight and term federal funds sold, commercial paper, reverse repurchase agreements and other temporary investments with maturities of less than 90 days. United uses a variety of short-term investment vehicles to temporarily invest funds.

Cash and Cash Equivalents

Cash equivalents include amounts due from banks, interest-bearing deposits in banks, federal funds sold, commercial paper, reverse repurchase agreements and short-term investments and are carried at cost. Federal funds are generally sold for one-day periods, interest-bearing deposits in banks are available on demand and commercial paper investments and reverse repurchase agreements mature within a period of less than 90 days.

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

Mortgage Loans Held for Sale

Mortgage loans held for sale are carried at the lower of aggregate cost or market value. The amount by which cost exceeds market value is accounted for as a valuation allowance. Changes in the valuation allowance are included in the determination of net income for the period in which the change occurs. No market valuation allowances were required at December 31, 2012 or 2011 since those loans have market values that approximated the recorded basis.

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

The allowance is composed of general reserves and specific reserves. General reserves are determined by applying loss percentages to the individual loan categories that are based on actual historical loss experience. United uses an eight-quarter weighted average historical loss rate for each major loan category, weighted toward the most recent quarters’ losses. Additionally, the general economic and business conditions affecting key lending areas, credit quality trends, collateral values, loan volumes and concentrations, seasoning of the loan portfolio, the findings of internal and external credit reviews and results from external bank regulatory examinations are considered in this evaluation. The need for specific reserves is evaluated on nonaccrual loan relationships greater than $500,000, accruing relationships rated substandard that are greater than $2 million and all Troubled Debt Restructurings (“TDRs”). The specific reserves are determined on a loan-by-loan basis based on management’s evaluation of United’s exposure for each credit, given the current payment status of the loan and the value of any underlying collateral. Loans for which specific reserves are provided are excluded from the calculation of general reserves.

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

Commercial (secured by real estate) – Loans in this category are susceptible to declines in general economic conditions, occupancy rates and declines in real estate values. Business failure, lack of a suitable alternative use for the property and environmental contamination are also risks common to this segment of the loan portfolio.

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

Commercial construction – Risks common to commercial construction loans are cost overruns, changes in market demand for property, inadequate long-term financing arrangements and declines in real estate values.

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

Consumer installment – Risks common to consumer installment loans include regulatory risks, unemployment and changes in local economic conditions as well as the inability to monitor collateral consisting of personal property.

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

Management believes the allowance for loan losses is appropriate at December 31, 2012. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review United’s allowance for loan losses. Such agencies may require United to recognize additions or deductions to the allowance based on their judgment and information available to them at the time of their examination.

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

Short-term Borrowings

United uses a number of short-term funding sources to meet its funding needs. Short-term borrowings generally consist of federal funds purchased, repurchase agreements and other short-term borrowings.

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)	Summary of Significant Accounting Policies, continued

Earnings Per Common Share

Basic earnings per common share is net income (loss) available to common shareholders divided by the weighted average number of common shares outstanding during the period. All outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends are considered participating securities for this calculation. Additionally, shares issuable to participants in United’s deferred compensation plan are considered to be participating securities for purposes of calculating basic earnings per share. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options, warrants and securities convertible into common stock.

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

Dividend Restrictions

Banking regulations require maintaining certain capital levels and may limit dividends paid by the Bank to United or by United to shareholders. United is currently required to obtain approval of the Federal Reserve Bank and the Georgia Department of Banking and Finance before declaring any dividends from the holding company. Additionally, the Bank may not pay a dividend to United without first receiving approval from the FDIC and the Georgia Department of Banking and Finance.

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

Comprehensive Income

GAAP normally requires that recognized revenues, expenses, gains and losses be included in net income. In addition to net income, other components of comprehensive income include the after-tax effect of changes in unrealized gains and losses on available for sale securities and derivative financial instruments accounted for as cash flow hedges. These items are reported as a separate component of shareholders’ equity. United presents comprehensive income in a separate statement of comprehensive income.

Reclassifications and Reverse Stock Split

Certain 2011 and 2010 amounts have been reclassified to conform to the 2012 presentation. On June 17, 2011, United completed a 1-for-5 reverse stock split, whereby each 5 shares of United’s common stock was reclassified into one share of common stock, and each 5 shares of United’s non-voting common stock was reclassified into one share of non-voting common stock. All share and per share amounts for all periods presented have been adjusted to reflect the reverse split as though it had occurred prior to the earliest period presented.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(2)	Accounting Standards Updates

In October 2012, the FASB issued Accounting Standards Update No. 2012-06, Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution. The guidance clarified that any amortization of changes in value of an indemnification asset should be recorded over the lesser of the term of the indemnification agreement and the remaining life of the indemnified assets. ASU No. 2012-06 is effective for fiscal years and interim periods within those years, beginning on or after December 15, 2012. This guidance is not expected to have a material impact on United’s financial position, results of operations, or disclosures.

In January 2013, the FASB issued Accounting Standards Update No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. This ASU limits the scope of the new balance sheet offsetting disclosures to derivatives, repurchase agreements, and securities lending transactions to the extent that they are (1) offset in the financial statements or (2) subject to an enforceable master netting agreement. The disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods. United is currently evaluating the impact this guidance will have on its financial position and disclosures. It is not expected to have an impact on the results of operations.

In February 2013, the FASB issued Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The amendments in this update require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component and by the respective line items of net income. The standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. This guidance is not expected to have a material impact on United’s financial position, results of operations, or disclosures.

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(3)	Mergers and Acquisitions, continued

The table below shows the components of covered assets at December 31, 2012 and 2011 (in thousands):

	Purchased Impaired Loans	Other Purchased Loans	Other	Total
December 31, 2012
Commercial (secured by real estate)	$—	$22,823	$—	$22,823
Commercial & industrial	—	959	—	959
Construction and land development	405	3,712	—	4,117
Residential mortgage	116	5,302	—	5,418
Consumer installment	—	99	—	99

Total covered loans	521	32,895	—	33,416
Covered foreclosed property	—	—	7,278	7,278
Estimated loss reimbursement from the FDIC	—	—	6,773	6,773

Total covered assets	$521	$32,895	$14,051	$47,467

December 31, 2011
Commercial (secured by real estate)	$—	$32,934	$—	$32,934
Commercial & industrial	—	2,133	—	2,133
Construction and land development	547	10,592	—	11,139
Residential mortgage	145	7,970	—	8,115
Consumer installment	5	156	—	161

Total covered loans	697	53,785	—	54,482
Covered foreclosed property	—	—	10,371	10,371
Estimated loss reimbursement from the FDIC	—	—	13,292	13,292

Total covered assets	$697	$53,785	$23,663	$78,145

(4)	Cash Flows

During 2012, 2011 and 2010, non-accrual loans having a value of $34.0 million, $65.7 million and $238 million, respectively, were transferred to foreclosed property. Also, during 2012, 2011 and 2010, United financed the sale of foreclosed properties with loans totaling $9.40 million, $21.1 million and $56.9 million, respectively.

United accounts for securities transactions on the trade date. At December 31, 2012, United had sold $5.76 million in securities that had not settled. At December 31, 2011, United had $10.3 million in securities purchases that had not settled.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(5)	Reverse Repurchase Agreements/Securities Lending Transactions

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

The following table presents a summary of amounts outstanding under reverse repurchase agreements and securities lending transactions including those entered into in connection with the same counterparty under master netting agreements as of December 31, 2012 and 2011 (in thousands).

	Assets	Liabilities	Net Balance -Asset-
December 31, 2012
Repurchase agreements / reverse repurchase agreements subject to master netting agreements	$265,000	$265,000	$—
Offsetting securities lending transactions subject to master netting arrangements	50,000	50,000	—
Other reverse repurchase agreements	60,000	—	60,000

Total	$375,000	$315,000	$60,000

Weighted average interest rate	1.18%	.43%
December 31, 2011
Repurchase agreements / reverse repurchase agreements subject to master netting agreements	$60,000	$60,000	$—
Other reverse repurchase agreements	185,000	—	185,000

Total	$245,000	$60,000	$185,000

Weighted average interest rate	1.07%	.38%

(6)	Investment Securities

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

At both December 31, 2012 and 2011, securities with a carrying value of $1.40 billion and $1.72 billion, respectively, were pledged to secure public deposits, derivatives and other secured borrowings. Substantial borrowing capacity remains available under borrowing arrangements with the FHLB with currently pledged securities.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(6)	Investment Securities, continued

+The cost basis, unrealized gains and losses, and fair value of securities held to maturity at December 31, 2012 and 2011 are listed below (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
As of December 31, 2012
State and political subdivisions	$51,780	$5,486	$—	$57,266
Mortgage-backed securities (1)	192,404	11,461	—	203,865

Total	$244,184	$16,947	$—	$261,131

As of December 31, 2011
U.S. Government agencies	$5,000	$6	$—	$5,006
State and political subdivisions	51,903	4,058	13	55,948
Mortgage-backed securities (1)	273,300	9,619	342	282,577

Total	$330,203	$13,683	$355	$343,531

(1)	All are residential type mortgage-backed securities

The cost basis, unrealized gains and losses, and fair value of securities available for sale at December 31, 2012 and 2011 are listed below (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of December 31, 2012
State and political subdivisions	$27,717	$1,354	$19	$29,052
Mortgage-backed securities (1)	1,408,042	22,552	2,092	1,428,502
Corporate bonds	169,783	1,052	7,173	163,662
Asset-backed securities	209,411	1,894	749	210,556
Other	2,821	—	—	2,821

Total	$1,817,774	$26,852	$10,033	$1,834,593

As of December 31, 2011
U.S. Government agencies	$43,592	$158	$—	$43,750
State and political subdivisions	24,997	1,345	3	26,339
Mortgage-backed securities (1)	1,576,064	33,988	143	1,609,909
Corporate bonds	119,110	—	11,432	107,678
Other	2,371	—	—	2,371

Total	$1,766,134	$35,491	$11,578	$1,790,047

(1)	All are residential type mortgage-backed securities

Effective July 1, 2012, United changed the time period over which it amortizes premiums on pass through mortgage backed securities. Previously, United amortized premiums over the average life of the securities, which resulted in the recognition of greater amortization charges in the early years of the bond’s life. The effect on amortization of management’s recent strategy of purchasing high premium securities to protect net interest revenue in the event of rising interest rates led management to the decision to change the amortization period. Effective July 1, 2012, United began amortizing premiums on these securities to the final payment window date as published by Bloomberg. Management believes that the premium amortization charges resulting from amortizing to the final payment window date, together with the related premium amortization on principal pay-downs, more closely approach the level yield amortization required by GAAP, particularly as it relates to these securities. The change in accounting estimate increased interest revenue on investment securities in the third quarter of 2012 by approximately $2 million and earnings per share by $.03.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(6)	Investment Securities, continued

There were no held to maturity securities in an unrealized loss position as of December 31, 2012. The following summarizes securities held to maturity in an unrealized loss position as of December 31, 2011 (in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of December 31, 2011
State and political subdivisions	$—	$—	$363	$13	$363	$13
Mortgage-backed securities	10,967	342	—	—	10,967	342

Total unrealized loss position	$10,967	$342	$363	$13	$11,330	$355

The following summarizes securities available for sale in an unrealized loss position as of December 31, 2012 and 2011 (in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of December 31, 2012
State and political subdivisions	$3,674	$17	$10	$2	$3,684	$19
Mortgage-backed securities	326,485	2,092	—	—	326,485	2,092
Corporate bonds	21,248	136	93,903	7,037	115,151	7,173
Asset-backed securities	82,188	749	—	—	82,188	749

Total unrealized loss position	$433,595	$2,994	$93,913	$7,039	$527,508	$10,033

As of December 31, 2011
State and political subdivisions	$—	$—	$11	$3	$11	$3
Mortgage-backed securities	98,687	110	22,719	33	121,406	143
Corporate bonds	42,864	5,197	64,765	6,235	107,629	11,432

Total unrealized loss position	$141,551	$5,307	$87,495	$6,271	$229,046	$11,578

At December 31, 2012, there were 68 available for sale securities that were in an unrealized loss position. United does not intend to sell nor believes it will be required to sell securities in an unrealized loss position prior to the recovery of its amortized cost basis. Unrealized losses at December 31, 2012 were primarily attributable to changes in interest rates. Unrealized losses at December 31, 2011 are primarily related to changes in interest rates, however the unrealized losses in corporate bonds also reflect downgrades in the underlying securities ratings. The bonds remain above investment grade and United does not consider them to be impaired.

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, among other factors. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analyst’s reports. During 2010, United recorded impairment losses of $950,000 on investments in financial institutions that failed or otherwise showed evidence of other-than-temporary impairment. No impairment charges were recognized during 2012 or 2011.

Realized gains and losses are derived using the specific identification method for determining the cost of the securities sold.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(6)	Investment Securities, continued

The following summarizes securities sales activities for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	2012	2011	2010
Proceeds from sales	$469,167	$128,217	$75,528

Gross gains on sales	$7,364	$1,173	$3,751
Gross losses on sales	(286)	(331)	(249)
Impairment losses	—	—	(950)

Net gains on sales of securities	$7,078	$842	$2,552

Income tax expense attributable to sales	$2,753	$328	$993

At year-end 2012 and 2011, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

The amortized cost and fair value of available for sale and held to maturity securities at December 31, 2012, by contractual maturity, are presented in the following table (in thousands):

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
State and political subdivisions:
Within 1 year	$5,328	$5,334	$—	$—
1 to 5 years	15,023	15,962	9,084	9,842
5 to 10 years	6,518	6,823	26,054	28,819
More than 10 years	848	933	16,642	18,605

	27,717	29,052	51,780	57,266

Corporate bonds:
1 to 5 years	38,063	38,103	—	—
5 to 10 years	120,964	115,504	—	—
More than 10 years	10,756	10,055	—	—

	169,783	163,662	—	—

Asset-backed securities:
1 to 5 years	50,301	50,071	—	—
5 to 10 years	139,546	140,724	—	—
More than 10 years	19,564	19,761	—	—

	209,411	210,556	—	—

Other:
More than 10 years	2,821	2,821	—	—

	2,821	2,821	—	—

Total securities other than mortgage-backed securities:
Within 1 year	5,328	5,334	—	—
1 to 5 years	103,387	104,136	9,084	9,842
5 to 10 years	267,028	263,051	26,054	28,819
More than 10 years	33,989	33,570	16,642	18,605
Mortgage-backed securities	1,408,042	1,428,502	192,404	203,865

	$1,817,774	$1,834,593	$244,184	$261,131

Expected maturities may differ from contractual maturities because issuers and borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(7)	Loans and Allowance for Loan Losses

Major classifications of loans at December 31, 2012 and 2011 are summarized as follows (in thousands):

	2012	2011
Commercial (secured by real estate)	$1,813,365	$1,821,414
Commercial & industrial	458,246	428,249
Commercial construction	154,769	164,155

Total commercial	2,426,380	2,413,818
Residential mortgage	1,214,203	1,134,902
Residential construction	381,677	448,391
Consumer installment	152,748	112,503

Total loans	4,175,008	4,109,614
Less allowance for loan losses	(107,137)	(114,468)

Loans, net	$4,067,871	$3,995,146

The Bank makes loans and extensions of credit to individuals and a variety of firms and corporations located primarily in counties in north Georgia, the Atlanta, Georgia metropolitan statistical area, the Gainesville, Georgia metropolitan statistical area, coastal Georgia, western North Carolina, east Tennessee and the Greenville, South Carolina metropolitan statistical area. Although the Bank has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by improved and unimproved real estate and is dependent upon the real estate market.

Changes in the allowance for loan losses are summarized as follows (in thousands):

	2012	2011	2010
Balance beginning of period	$114,468	$174,695	$155,602
Provision for loan losses	62,500	251,000	223,000
Charge-offs:
Commercial (secured by real estate)	23,062	59,468	33,593
Commercial & industrial	2,424	24,890	10,837
Commercial construction	5,411	55,730	9,993
Residential mortgage	17,262	53,707	28,806
Residential construction	24,260	118,916	136,666
Consumer installment	2,214	3,594	4,828

Total loans charged-off	74,633	316,305	224,723

Recoveries:
Commercial (secured by real estate)	692	448	1,167
Commercial & industrial	1,104	967	1,762
Commercial construction	111	203	431
Residential mortgage	799	738	867
Residential construction	1,272	1,678	15,370
Consumer installment	824	1,044	1,219

Total recoveries	4,802	5,078	20,816

Net charge-offs	69,831	311,227	203,907

Balance end of period	$107,137	$114,468	$174,695

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(7)	Loans and Allowance for Loan Losses, continued

The following table presents the balance and activity in the allowance for loan losses by portfolio segment and the recorded investment in loans by portfolio segment based on the impairment method as of December 31, 2012 and December 31, 2011 (in thousands):

	Commercial (Secured by Real Estate)	Commercial & Industrial	Commercial Construction	Residential Mortgage	Residential Construction	Consumer Installment	Unallocated	Total
Year Ended December 31, 2012
Allowance for loan losses:
Beginning balance	$31,644	$5,681	$6,097	$29,076	$30,379	$2,124	$9,467	$114,468
Charge-offs	(23,062)	(2,424)	(5,411)	(17,262)	(24,260)	(2,214)	—	(74,633)
Recoveries	692	1,104	111	799	1,272	824	—	4,802
Provision	18,573	1,176	7,592	14,029	19,271	2,013	(154)	62,500

Ending balance	$27,847	$5,537	$8,389	$26,642	$26,662	$2,747	$9,313	$107,137

Ending allowance attributable to loans:
Individually evaluated for impairment	$6,106	$490	$2,239	$2,165	$625	$19	$—	$11,644
Collectively evaluated for impairment	21,741	5,047	6,150	24,477	26,037	2,728	9,313	95,493

Total ending allowance balance	$27,847	$5,537	$8,389	$26,642	$26,662	$2,747	$9,313	$107,137

Loans:
Individually evaluated for impairment	$104,409	$51,501	$40,168	$22,247	$34,055	$430	$—	$252,810
Collectively evaluated for impairment	1,708,956	406,745	114,601	1,191,956	347,622	152,318	—	3,922,198

Total loans	$1,813,365	$458,246	$154,769	$1,214,203	$381,677	$152,748	$—	$4,175,008

Year Ended December 31, 2011
Allowance for loan losses:
Beginning balance	$31,191	$7,580	$6,780	$22,305	$92,571	$3,030	$11,238	$174,695
Charge-offs	(59,468)	(24,890)	(55,730)	(53,707)	(118,916)	(3,594)	—	(316,305)
Recoveries	448	967	203	738	1,678	1,044	—	5,078
Provision	59,473	22,024	54,844	59,740	55,046	1,644	(1,771)	251,000

Ending balance	$31,644	$5,681	$6,097	$29,076	$30,379	$2,124	$9,467	$114,468

Ending allowance attributable to loans:
Individually evaluated for impairment	$7,491	$1,117	$236	$2,234	$3,731	$16	$—	$14,825
Collectively evaluated for impairment	24,153	4,564	5,861	26,842	26,648	2,108	9,467	99,643

Total ending allowance balance	$31,644	$5,681	$6,097	$29,076	$30,379	$2,124	$9,467	$114,468

Loans:
Individually evaluated for impairment	$107,831	$57,828	$26,245	$18,376	$46,687	$292	$—	$257,259
Collectively evaluated for impairment	1,713,583	370,421	137,910	1,116,526	401,704	112,211	—	3,852,355

Total loans	$1,821,414	$428,249	$164,155	$1,134,902	$448,391	$112,503	$—	$4,109,614

Year Ended December 31, 2010
Allowance for loan losses:
Beginning balance	$19,208	$6,892	$5,861	$17,266	$93,585	$2,545	$10,245	$155,602
Charge-offs	(33,593)	(10,837)	(9,993)	(28,806)	(136,666)	(4,828)	—	(224,723)
Recoveries	1,167	1,762	431	867	15,370	1,219	—	20,816
Provision	44,409	9,763	10,481	32,978	120,282	4,094	993	223,000

Ending balance	$31,191	$7,580	$6,780	$22,305	$92,571	$3,030	$11,238	$174,695

Ending allowance attributable to loans:
Individually evaluated for impairment	$268	$—	$—	$137	$644	$—	$—	$1,049
Collectively evaluated for impairment	30,923	7,580	6,780	22,168	91,927	3,030	11,238	173,646

Total ending allowance balance	$31,191	$7,580	$6,780	$22,305	$92,571	$3,030	$11,238	$174,695

Loans:
Individually evaluated for impairment	$41,818	$5,874	$20,311	$15,468	$39,505	$—	$—	$122,976
Collectively evaluated for impairment	1,719,606	435,644	276,271	1,263,312	655,661	130,656	—	4,481,150

Total loans	$1,761,424	$441,518	$296,582	$1,278,780	$695,166	$130,656	$—	$4,604,126

In calculating specific reserves, United reviews all loans that are on nonaccrual with a balance of $500,000 or greater for impairment, as well as accruing substandard relationships greater than $2 million and all troubled debt restructurings (“TDRs”). A loan is considered impaired when, based on current events and circumstances, it is probable that all amounts due, according to the contractual terms of the loan, will not be collected. All TDRs are considered impaired regardless of accrual status. Impaired loans are measured based on the present value of expected cash flows, discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. For impaired loans not on nonaccrual status, interest is accrued according to the terms of the loan agreement. Impaired amounts are recorded quarterly and specific reserves are recorded in the allowance for loan losses.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(7)	Loans and Allowance for Loan Losses, continued

Each quarter, United’s management prepares an analysis of the allowance for loan losses to determine the appropriate balance that measures and quantifies the amount of loss inherent in the loan portfolio. The allowance is comprised of specific reserves which are determined as described above, general reserves which are determined based on historical loss experience as adjusted for current trends and economic conditions and an unallocated portion. United used eight quarters of historical loss experience weighted toward the most recent quarters to determine the loss factors to be used. Eight quarters has been determined to be an appropriate time period as it is recent enough to be relevant to current conditions and covers a length of time sufficient to normalize for nonrecurring and unusual activity that might otherwise influence a shorter time period. The weighted average is accomplished by multiplying each quarter’s annualized historical net charge-off rate by 1 through 8, with 8 representing the most recent quarter and 1 representing the oldest quarter. United uses annualized charge-off rates under the broad assumption that losses inherent in the loan portfolio will generally be resolved within twelve months. Problem loans that are not resolved within twelve months are generally larger loans that are more complex in nature requiring more time to either rehabilitate or work out of the bank. These credits are generally subject to impairment testing and are separately evaluated for specific reserves.

The weighted loss factor results for each quarter are added together and divided by 36 (the sum of 1,2,3,4,5,6,7 and 8) to arrive at the weighted average historical loss factor for each category of loans. United calculates loss factors for each major category of loans (commercial real estate, commercial & industrial, commercial construction, residential construction and consumer installment) except residential real estate loans which are further divided into home equity first lien, home equity junior lien and all other residential real estate loans and a loss factor is calculated for each category.

On junior lien home equity loans, United has limited ability to monitor the delinquency status of the first lien unless the first lien is also held by United. As a result, United applies the weighted average historical loss factor for this category and appropriately adjusts it to reflect the increased risk of loss from these credits.

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

At December 31, 2012 and 2011, loans with a carrying value of $1.90 billion and $1.52 billion were pledged as collateral to secure FHLB advances and other contingent funding sources.

In the ordinary course of business, the Bank grants loans to executive officers, and directors of the holding company and the Bank, including their immediate families and companies with which they are associated. Management believes that such loans are made on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other customers. The following is a summary of such loans outstanding and the activity in these loans for the year ended December 31, 2012 (in thousands):

Balances at December 31, 2011	$5,765
New loans and advances	4,970
Repayments	(4,108)
Adjustment for changes in executive officers and directors	(17)

Balances at December 31, 2012	$6,610

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(7)	Loans and Allowance for Loan Losses, continued

The recorded investments in individually evaluated impaired loans at December 31, 2012 and 2011 were as follows (in thousands):

	2012	2011
Year-end loans with no allocated allowance for loan losses	$156,962	$188,509
Year-end loans with allocated allowance for loan losses	95,848	68,750

Total	$252,810	$257,259

Amount of allowance for loan losses allocated	$11,644	$14,825

The average balances of impaired loans and income recognized on impaired loans while they were considered impaired is presented below for the last three years (in thousands):

	2012	2011	2010
Average of individually impaired loans during year	$276,178	$126,640	$170,039
Interest income recognized during impairment	9,531	2,662	—
Cash-basis interest income recognized	12,332	3,483	—

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2012 and 2011 (in thousands):

	December 31, 2012			December 31, 2011
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Commercial (secured by real estate)	$74,066	$62,609	$—	$82,887	$76,215	$—
Commercial & industrial	74,572	49,572	—	77,628	52,628	—
Commercial construction	23,938	17,305	—	24,927	23,609	—

Total commercial	172,576	129,486	—	185,442	152,452	—
Residential mortgage	10,336	8,383	—	13,845	10,804	—
Residential construction	35,439	19,093	—	38,955	25,190	—
Consumer installment	—	—	—	63	63	—

Total with no related allowance recorded	218,351	156,962	—	238,305	188,509	—

With an allowance recorded:
Commercial (secured by real estate)	44,395	41,800	6,106	31,806	31,616	7,491
Commercial & industrial	2,170	1,929	490	5,200	5,200	1,117
Commercial construction	23,746	22,863	2,239	2,636	2,636	236

Total commercial	70,311	66,592	8,835	39,642	39,452	8,844
Residential mortgage	14,267	13,864	2,165	7,642	7,572	2,234
Residential construction	15,412	14,962	625	21,629	21,497	3,731
Consumer installment	441	430	19	235	229	16

Total with an allowance recorded	100,431	95,848	11,644	69,148	68,750	14,825

Total	$318,782	$252,810	$11,644	$307,453	$257,259	$14,825

There were no loans more than 90 days past due and still accruing interest at December 31, 2012 and 2011. Nonaccrual loans at December 31, 2012 and 2011 were $110 million and $127 million, respectively. Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually evaluated impaired loans with larger balances.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(7)	Loans and Allowance for Loan Losses, continued

The following table presents the recorded investment (unpaid principal less amounts charged-off) in nonaccrual loans by loan class as of December 31, 2012 and 2011 (in thousands):

	2012	2011
Commercial (secured by real estate)	$22,148	$27,322
Commercial & industrial	31,817	34,613
Commercial construction	23,843	16,655

Total commercial	77,808	78,590
Residential mortgage	12,589	22,358
Residential construction	18,702	25,523
Consumer installment	795	1,008

Total	$109,894	$127,479

The following table presents the aging of the recorded investment in past due loans as of December 31, 2012 and 2011 by class of loans (in thousands):

	30 - 59 Days Past Due	60 -89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
As of December 31, 2012
Commercial (secured by real estate)	$8,106	$3,232	$7,476	$18,814	$1,794,551	$1,813,365
Commercial & industrial	1,565	429	867	2,861	455,385	458,246
Commercial construction	2,216	—	4,490	6,706	148,063	154,769

Total commercial	11,887	3,661	12,833	28,381	2,397,999	2,426,380
Residential mortgage	12,292	2,426	4,848	19,566	1,194,637	1,214,203
Residential construction	2,233	1,934	5,159	9,326	372,351	381,677
Consumer installment	1,320	245	289	1,854	150,894	152,748

Total loans	$27,732	$8,266	$23,129	$59,127	$4,115,881	$4,175,008

As of December 31, 2011
Commercial (secured by real estate)	$8,036	$4,182	$10,614	$22,832	$1,798,582	$1,821,414
Commercial & industrial	3,869	411	407	4,687	423,562	428,249
Commercial construction	166	—	1,128	1,294	162,861	164,155

Total commercial	12,071	4,593	12,149	28,813	2,385,005	2,413,818
Residential mortgage	15,185	4,617	9,071	28,873	1,106,029	1,134,902
Residential construction	3,940	2,636	10,270	16,846	431,545	448,391
Consumer installment	1,534	308	430	2,272	110,231	112,503

Total loans	$32,730	$12,154	$31,920	$76,804	$4,032,810	$4,109,614

As of December 31, 2012 and 2011, United has allocated $9.50 million and $8.65 million respectively, of specific reserves to customers whose loan terms have been modified in troubled debt restructurings. United committed to lend additional amounts totaling up to $689,000 and $1.12 million as of December 31, 2012 and 2011, respectively, to customers with outstanding loans that are classified as troubled debt restructurings.

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(7)	Loans and Allowance for Loan Losses, continued

The following table presents additional information on TDRs including the number of loan contracts restructured and the pre- and post-modification recorded investment (dollars in thousands):

	December 31, 2012			December 31, 2011
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial (secured by real estate)	96	$80,261	$75,340	74	$70,380	$69,054
Commercial & industrial	32	7,492	7,250	18	806	806
Commercial construction	25	37,537	33,809	11	18,053	18,053

Total commercial	153	125,290	116,399	103	89,239	87,913
Residential mortgage	117	20,323	19,296	80	11,943	11,379
Residential construction	67	25,822	23,786	54	24,921	24,145
Consumer installment	51	1,292	1,282	34	298	293

Total loans	388	$172,727	$160,763	271	$126,401	$123,730

Loans modified under the terms of a TDR during the twelve months ended December 31, 2012 and 2011 are presented in the table below. In addition, the following table presents loans modified under the terms of a TDR that become 90 days or more delinquent during the twelve months ended December 31, 2012 and 2011, respectively, that were initially restructured within one year prior to the twelve months ended December 31, 2012 and 2011, respectively (dollars in thousands):

		Pre- Modification Outstanding	Post- Modification Outstanding	Troubled Debt Restructurings That Have Subsequently Defaulted Within the Previous Twelve Months
	Number of Contracts	Recorded Investment	Recorded Investment	Number of Contracts	Recorded Investment
Troubled Debt Restructurings for the Year ended December 31, 2012
Commercial (secured by real estate)	54	$34,450	$32,928	7	$3,287
Commercial & industrial	22	3,619	3,616	3	71
Commercial construction	20	34,014	33,934	3	4,224

Total commercial	96	72,083	70,478	13	7,582
Residential mortgage	67	15,132	14,303	10	650
Residential construction	49	19,909	17,400	16	5,728
Consumer installment	25	334	328	4	39

Total loans	237	$107,458	$102,509	43	$13,999

Year ended December 31, 2011
Commercial (secured by real estate)	57	$56,981	$56,031	4	$1,447
Commercial & industrial	15	767	767	2	52
Commercial construction	9	16,243	16,243	—	—

Total commercial	81	73,991	73,041	6	1,499
Residential mortgage	75	11,008	10,444	9	718
Residential construction	44	22,584	21,821	9	1,289
Consumer installment	31	205	200	13	68

Total loans	231	$107,788	$105,506	37	$3,574

Collateral dependent TDRs that subsequently default or are otherwise placed on nonaccrual are charged down to 80% of appraised value consistent with United’s policy for nonaccrual loans. Impairment on TDRs that are not collateral dependent continues to be measured based on discounted cash flows regardless of whether the loan has subsequently defaulted.

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

As of December 31, 2012 and 2011, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

	Pass	Watch	Substandard	Doubtful / Loss	Not Rated	Total
As of December 31, 2012
Commercial (secured by real estate)	$1,591,826	$80,997	$140,542	$—	$—	$1,813,365
Commercial & industrial	401,607	5,404	50,293	—	942	458,246
Commercial construction	104,295	7,345	43,129	—	—	154,769

Total commercial	2,097,728	93,746	233,964	—	942	2,426,380
Residential mortgage	1,103,069	33,689	77,445	—	—	1,214,203
Residential construction	291,940	32,907	56,830	—	—	381,677
Consumer installment	148,065	1,086	3,597	—	—	152,748

Total loans	$3,640,802	$161,428	$371,836	$—	$942	$4,175,008

As of December 31, 2011
Commercial (secured by real estate)	$1,561,204	$89,830	$170,380	$—	$—	$1,821,414
Commercial & industrial	369,343	7,630	50,366	—	910	428,249
Commercial construction	114,817	14,173	35,165	—	—	164,155

Total commercial	2,045,364	111,633	255,911	—	910	2,413,818
Residential mortgage	993,779	42,323	98,800	—	—	1,134,902
Residential construction	312,527	38,386	97,478	—	—	448,391
Consumer installment	107,333	1,411	3,759	—	—	112,503

Total loans	$3,459,003	$193,753	$455,948	$—	$910	$4,109,614

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(8)	Foreclosed Property

Major classifications of foreclosed properties at December 31, 2012 and 2011 are summarized as follows (in thousands):

	2012	2011
Commercial real estate	$6,368	$10,866
Commercial construction	2,204	3,336

Total commercial	8,572	14,202
Residential mortgage	5,192	7,840
Residential construction	11,454	29,799

Total foreclosed property	25,218	51,841
Less valuation allowance	6,954	18,982

Foreclosed property, net	$18,264	$32,859

Balance as a percentage of original loan unpaid principal	39.7%	35.9%

Activity in the valuation allowance for foreclosed property is presented in the following table (in thousands):

	2012	2011	2010
Balance at beginning of year	$18,982	$16,565	$7,433
Additions charged to expense	6,951	57,368	25,755
Charge-offs upon disposition	(18,979)	(54,951)	(16,623)

Balance at end of year	$6,954	$18,982	$16,565

Expenses related to foreclosed assets include (in thousands):

	2012	2011	2010
Net loss on sales	$1,924	$11,038	$23,571
Provision for unrealized losses	6,951	57,368	25,755
Operating expenses, net of rental income	5,118	10,499	16,381

Total foreclosed property expense	$13,993	$78,905	$65,707

(9)	Premises and Equipment

Premises and equipment at December 31, 2012 and 2011 are summarized as follows, (in thousands):

	2012	2011
Land and land improvements	$81,272	$81,395
Buildings and improvements	114,127	115,226
Furniture and equipment	66,565	64,581
Construction in progress	1,181	1,008

	263,145	262,210
Less accumulated depreciation	94,225	87,122

Premises and equipment, net	$168,920	$175,088

Depreciation expense was $9.26 million, $9.83 million and $10.6 million for 2012, 2011 and 2010, respectively.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(9)	Premises and Equipment, continued

United leases certain branch properties and equipment under operating leases. Rent expense was $2.30 million, $2.25 million and $2.23 million for 2012, 2011 and 2010, respectively. United does not have any capital leases. Rent commitments under operating leases, before considering renewal options that generally are present, were as follows (in thousands):

2013	$2,591
2014	782
2015	612
2016	386
2017	371
Thereafter	1,974

Total	$6,716

(10)	Goodwill and Other Intangible Assets

A summary of changes in goodwill for the years ended December 31, 2012, 2011 and 2010 is presented below, (in thousands):

	2012	2011	2010
Beginning balance	$—	$—	$210,590
Impairment charges	—	—	(210,590)

Ending balance	$—	$—	$—

The entire balance of United’s goodwill was determined to be impaired in the third quarter of 2010 and accordingly, it was fully charged off.

United has finite-lived intangible assets capitalized on its balance sheet in the form of core deposit intangibles. These intangible assets are amortized over their estimated useful lives of no more than 10 years. A summary of core deposit intangible assets as of December 31, 2012 and 2011 is presented below, (in thousands):

	2012	2011
Gross carrying amount	$32,652	$32,652
Less accumulated amortization	27,142	24,224

Net carrying amount	$5,510	$8,428

Amortization expense on finite-lived intangible assets was $2.92 million in 2012, $3.02 million for 2011 and $3.16 million for 2010. Amortization expense for each of the years 2013 through 2017 is estimated below (in thousands):

2013	$2,030
2014	1,349
2015	956
2016	879
2017	263

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(11)	Deposits

At December 31, 2012, the contractual maturities of time deposits are summarized as follows (in thousands):

Maturing In:
2013	$1,264,184
2014	157,598
2015	134,584
2016	67,963
2017	15,634
thereafter	275,755

$1,915,718

At December 31, 2012, United held $155 million in certificates of deposit obtained through the efforts of third party brokers. At December 31, 2011, United had $179 million of brokered certificates of deposit. The daily average balance of these brokered deposits totaled $156 million and $401 million in 2012 and 2011, respectively. The weighted average rates paid during 2012 and 2011 were 1.09% and 1.53%, respectively, and the weighted average rate as of December 31, 2012 was 2.51%. The brokered certificates of deposit at December 31, 2012 had maturities ranging from 15 to 20 years and are callable by United. The brokered certificates of deposit are being hedged in fair value hedging relationships so the effective rate, which is based on LIBOR, has been less than the rate on the brokered certificates of deposit.

At December 31, 2012 and 2011, $942,000 and $910,000 in overdrawn deposit accounts were reclassified as loans. No specific allowance for loan losses was deemed necessary for these accounts at December 31, 2012 and 2011.

(12)	Federal Home Loan Bank Advances

At December 31, 2012, United had advances totaling $40.1 million from the FHLB all of which were fixed rate advances. At December 31, 2011, United had advances totaling $40.6 million from the FHLB all of which were fixed rate advances. With the exception of $125,000 that matures in 2016, the advances outstanding at December 31, 2012 had maturities of no more than 20 days with interest rates up to .19%. At December 31, 2012, the weighted average interest rate on FHLB advances was .18%, compared to 4.25% as of December 31, 2011. The FHLB advances are collateralized by commercial (secured by real estate) and residential mortgage loans, investment securities and FHLB stock.

At December 31, 2012, the maturities and current rates of outstanding advances were as follows (in thousands):

	Amount
Maturing In:	Maturing	Current Rate Range
2013	$40,000	0.18% - 0.19%
2016	125

	$40,125

(13)	Short-term Borrowings

United uses a number of sources of short-term borrowings to meet its liquidity needs including federal funds purchased, repurchase agreements and Federal Reserve discount window borrowings. The table below shows the amounts of short-term borrowings outstanding by type at December 31, 2012 and 2011 (in thousands):

	2012	2011
Repurchase agreements	$52,574	$102,577

Total short-term borrowings	$52,574	$102,577

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(14)	Long-term Debt

Long-term debt at December 31, 2012 and 2011 consisted of the following (in thousands):

	2012	2011	Issue Date	Stated Maturity Date	Earliest Call Date	Interest Rate
2012 senior debentures	$35,000	$—	2012	2017	2017	9.000%

Total senior debentures	35,000	—

2002 subordinated debentures	—	30,500	2002	2012	2012	6.750%
2003 subordinated debentures	35,000	35,000	2003	2015	2010	7.500

Total subordinated debentures	35,000	65,500

United Community Capital Trust	21,650	21,650	1998	2028	2008	8.125%
United Community Statutory Trust I	5,155	5,155	2000	2030	2010	10.600
United Community Capital Trust II	10,309	10,309	2000	2030	2010	11.295
Southern Bancorp Capital Trust I	4,382	4,382	2004	2034	2009	Prime + 1.00
United Community Statutory Trust II	12,077	12,004	2008	2038	2013	9.000
United Community Statutory Trust III	1,232	1,225	2008	2038	2013	Prime + 3.00

Total trust preferred securities	54,805	54,725

Total long-term debt	$124,805	$120,225

Interest is paid semiannually for all senior debentures, subordinated debentures and trust preferred securities.

Senior Debentures

The 2012 senior debentures are not redeemable and will mature on October 15, 2017.

Subordinated Debentures

Subordinated debentures qualify as Tier 2 capital under risk based capital guidelines. The 2003 subordinated debentures were callable at par on September 30, 2010 and are callable at par on September 30 of each year thereafter. At September 30, 2010, the interest rate increased to 7.50% and will remain at that rate until maturity or until it is called. United acquired $1 million of the 2002 subordinated debentures through its acquisition of Southern Community Bank and retired it upon acquisition in 2009. The 2002 subordinated debentures matured in 2012.

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

During the years ended December 31, 2012 and 2011, United accrued dividends on preferred stock, including accretion of discounts, as shown in the following table (in thousands):

	2012	2011	2010
Series A—6% fixed (1)	$12	$13	$13
Series B—5% fixed until December 6, 2013, 9% thereafter (1)(2)	10,465	10,401	10,303
Series D—LIBOR plus 9.6875%, resets quarterly (1)	1,671	1,425	—

Total preferred stock dividends	$12,148	$11,839	$10,316

(1)	All preferred stock dividends are payable quarterly.
(2)	Series B preferred stock was issued at a discount. Dividend amounts shown include discount accretion for each period.

The preferred stock dividends were subtracted from net income (loss) in order to arrive at net income (loss) available to common shareholders. There is no dilution from dilutive securities for the years ended December 31, 2011 and 2010, due to the anti-dilutive effect of the net loss for those periods. There were no dilutive securities outstanding at December 31, 2012.

The following table sets forth the computation of basic and diluted loss per common share for the years ended December 31, 2012, 2011 and 2010 (in thousands, except per share data):

	2012	2011	2010
Net income (loss) available to common stockholders	$21,708	$(238,584)	$(512,660)

Income (loss) per common share:
Basic	.38	$(5.97)	$(27.09)
Diluted	.38	(5.97)	(27.09)
Weighted average common shares:
Basic	57,857	39,943	18,925
Effect of dilutive securities:
Stock options	—	—	—
Warrants	—	—	—

Diluted	57,857	39,943	18,925

At December 31, 2012, United had the following potentially dilutive stock options and warrants outstanding: a warrant to purchase 219,909 common shares at $61.40 per share issued to the U.S. Treasury in conjunction with the issuance of United’s Series B preferred stock; 129,670 shares issuable upon exercise of warrants attached to trust preferred securities with an exercise price of $100 per share; 482,528 shares issuable upon exercise of stock options granted to employees with a weighted average exercise price of $97.73; 485,584 shares issuable upon completion of vesting of restricted stock awards; 1,411,765 common shares issuable upon exercise of warrants exercisable at a price equivalent to $21.25 per share granted to Fletcher International Ltd. (“Fletcher”) in connection with a 2010 asset purchase and sale agreement; and 1,551,126 shares issuable upon exercise of warrants owned by Elm Ridge Off Shore Fund and Elm Ridge Value Fund, exercisable at $12.50 per share.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(16)	Income Taxes

Income tax expense (benefit) for the years ended December 31, 2012, 2011 and 2010 is as follows (in thousands):

	2012	2011	2010
Current	$1,050	$(3,983)	$1,963
Deferred	9,446	(94,808)	(88,124)
Increase in valuation allowance	(9,446)	94,808	157,378

Total income tax expense (benefit)	$1,050	$(3,983)	$71,217

The differences between the provision for income taxes and the amount computed by applying the statutory federal income tax rate of 35% to income (loss) before income taxes are as follows (in thousands):

	2012	2011	2010
Pretax income (loss) at statutory rates	$12,217	$(80,755)	$(151,302)
Add (deduct):
State taxes, net of federal benefit	577	(9,210)	(9,431)
Nondeductible goodwill impairment charges	—	—	71,561
Bank owned life insurance earnings	(444)	(556)	(606)
Adjustment to reserve for uncertain tax positions	(577)	(4,593)	2,903
Tax-exempt interest revenue	(816)	(836)	(993)
Nondeductible interest expense	18	34	62
Tax credits	(460)	(350)	(501)
Increase in valuation allowance	(9,446)	94,808	157,378
Other	(19)	(2,525)	2,146

Total income tax expense (benefit)	$1,050	$(3,983)	$71,217

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(16)	Income Taxes, continued

The following summarizes the sources and expected tax consequences of future taxable deductions (revenue) which comprise the net deferred tax asset at December 31, 2012 and 2011, which is included in other assets (in thousands):

	2012	2011
Deferred tax assets:
Allowances for loan losses	$41,521	$44,528
Net operating loss carryforwards	221,335	226,716
Deferred compensation	5,526	7,032
Reserve for losses on foreclosed properties	3,702	8,804
Nonqualified share based compensation	4,424	4,260
Accrued expenses	1,960	779
Investment in low income housing tax credit partnerships	1,443	1,562
Unamortized pension actuarial losses and prior service cost	1,677	1,848
Acquired intangible assets	890	74
Unrealized losses on cash flow hedges	3,048	—
Other	3,919	2,431

Total deferred tax assets	289,445	298,034

Deferred tax liabilities:
Unrealized gains on cash flow hedges	—	1,796
Unrealized gains on securities available for sale	6,629	9,882
Premises and equipment	3,414	3,989
Loan origination costs	3,876	3,503
Gain from acquisition of Southern Community Bank	4,021	4,629
Prepaid expenses	1,082	1,279

Total deferred tax liabilities	19,022	25,078

Less valuation allowance	270,423	272,956

Net deferred tax asset	$—	$—

At December 31, 2012 and 2011, United did not report any deferred tax assets as it had established a full valuation allowance based on the weighting of the evidence supporting the realization of the deferred tax asset. Accounting Standards Codification Topic 740, Income Taxes, requires that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard.

At December 31, 2012, United had state net operating loss carryforwards of approximately $32 million that begin to expire in 2023, and approximately $659 million that begin to expire in 2028, if not previously utilized. United has state tax credit carryforwards of approximately $7.1 million that begin to expire in 2013, if not previously utilized. United has $530 million in Federal net operating loss carryforwards that begin to expire in 2029, if not previously utilized. United has $2.3 million of Federal general business tax credits that begin to expire in 2028, if not previously utilized as well as $2.9 million in federal alternative minimum tax credits which have no expiration date.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(16)	Income Taxes, continued

A reconciliation of the beginning and ending unrecognized tax benefit is as follows (in thousands):

	2012	2011	2010
Balance at beginning of year	$5,985	$11,133	$8,252
Additions based on tax positions related to prior years	130	—	—
Decreases based on tax positions related to prior years	—	(3,369)	(119)
Additions based on tax positions related to the current year	500	585	3,982
Decreases resulting from a lapse in the applicable statute of limitations	(957)	(1,362)	(982)
Decreases based on settlements with taxing authorities	(589)	(1,002)	—

Balance at end of year	$5,069	$5,985	$11,133

Approximately $4.01 million of this amount would increase income from continuing operations, and thus affect United’s effective tax rate, if ultimately recognized into income.

It is United’s policy to recognize interest and penalties accrued relative to unrecognized tax benefits in their respective federal or state income taxes accounts. In 2012 and 2011, United reversed $120,000 and $1.27 million, respectively, in previously recorded penalties and interest as a result of statute expiration on affected returns, settlement with a state taxing authority and a change in estimate relating to prior year tax positions. The total amount of interest and penalties recorded in the consolidated statement of operations for the year ended December 31, 2010 was $235,000. The amount accrued for interest and penalties at December 31, 2012 and 2011 was $85,000 and $330,000, respectively.

United and its subsidiaries file a consolidated U.S. federal income tax return, as well as file various returns in the states where its banking offices are located. United’s Georgia filed income tax returns for the years before 2009 are no longer subject to examination by taxing authorities. United’s North Carolina filed income tax returns are no longer subject to examination by taxing authorities for years before 2009. The federal and remaining state filed income tax returns are no longer subject to examination by taxing authorities for years before 2009.

(17)	Pension and Employee Benefit Plans

United offers a defined contribution 401(k) and Profit Sharing Plan (“Plan”) that covers substantially all employees meeting certain minimum service requirements. The Plan allows employees to make pre-tax contributions to the Plan and United matches these employee contributions up to 5% of eligible compensation, subject to Plan and regulatory limits. United also makes discretionary profit sharing contributions of up to 3.5% of eligible compensation based on earnings performance. Employees begin to receive matching contributions after completing one year of service and benefits vest after three years of service. United’s Plan is administered in accordance with applicable laws and regulations. Through March 31, 2012, United matched employee contributions dollar-for-dollar up to 5% of eligible compensation. Effective April 1, 2012, the matching contribution was reduced in half to 50% of employee contributions up to 5% of eligible compensation. Compensation expense from continuing operations related to the Plan totaled $1.66 million, $2.86 million and $2.97 million in 2012, 2011 and 2010, respectively. The Plan allows employees to choose to invest among a number of investment options, including United’s common stock. During 2012, 2011 and 2010, the Plan purchased 86,350, 372,363 and 89,833 shares, respectively, directly from United at the average of the high and low stock price on the date of purchase.

United sponsors a non-qualified deferred compensation plan for its executive officers, certain other key employees and members of United’s and the Bank’s Boards of Directors, and its community banks’ advisory boards of directors. The deferred compensation plan provides for the pre-tax deferral of compensation, fees and other specified benefits. The deferred compensation plan also permits each employee participant to elect to defer a portion of his or her base salary or bonus and permits each director participant to elect to defer all or a portion of his or her director’s fees. Further, the deferred compensation plan allows for additional contributions by an employee, with matching contributions by United, for amounts that exceed the allowable amounts under the tax-qualified 401(k) plan. During 2012, 2011 and 2010, United recognized $24,000, $24,000 and $31,000, respectively, in matching contributions from continuing operations for this provision of the deferred compensation plan. The Board of Directors may also elect to make a discretionary contribution to any or all participants. No discretionary contributions were made in 2012, 2011 or 2010.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(17) Pension and Employee Benefit Plans, continued

United also has an unfunded noncontributory defined benefit pension plan (“Modified Retirement Plan”) that covers certain executive officers and other key employees. The Modified Retirement Plan provides a fixed annual retirement benefit to plan participants. Expenses incurred from continuing operations for these post-retirement benefits were approximately $1.87 million, a net credit of $160,000, and $1.50 million for 2012, 2011 and 2010, respectively. The 2011 $160,000 credit balance was due to a one-time $2.24 million credit adjustment for reclassification of unamortized actuarial gains and losses and prior service costs to other comprehensive income.

Information about changes in obligations and plan assets of the Modified Retirement Plan follows (in thousands):

	2012	2011
Change in benefit obligation:
Beginning benefit obligation	$12,064	$8,684
Service cost	598	477
Interest cost	537	489
Plan amendments	—	1,540
Actuarial losses	41	1,026
Benefits paid	(210)	(152)

Accumulated benefit obligation at end of year	13,030	12,064

Change in plan assets, at fair value:
Beginning plan assets	—	—
Actual return	—	—
Employer contribution	209	152
Benefits paid	(209)	(152)

Ending plan assets	—	—

Funded status at end of year (plan assets less benefit obligations)	$(13,030)	$(12,064)

Amounts recognized in accumulated other comprehensive income at December 31 consist of (in thousands):

	2012	2011
Net actuarial losses	$2,152	$2,226
Prior service cost	2,159	2,524

	$4,311	$4,750

The accumulated benefit obligation was $13.0 million and $12.1 million, respectively, at December 31, 2012 and 2011.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(17)	Pension and Employee Benefit Plans, continued

Components of net periodic benefit cost and other amounts recognized in other comprehensive income (in thousands):

	2012	2011	2010
Service cost	$597	$477	$338
Interest cost	537	489	402
Amortization of prior service cost	365	279	163
Amortization of net losses	115	27	—

Net periodic benefit cost	1,614	1,272	903

Net actuarial loss	$41	$1,026	$500
Amortization of net loss	(115)	(27)	—
Prior service cost	—	1,540	414
Amortization of prior service cost	(365)	(279)	(163)

Total recognized in other comprehensive income	(439)	2,260	751

Total net periodic benefit cost and accumulated other comprehensive income	$1,175	$3,532	$1,654

The estimated net loss and prior service costs for the Modified Retirement Plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $167,000 and $365,000, respectively, as of December 31, 2012.

Weighted-average assumptions used to determine pension benefit obligations at year end and net periodic pension cost are shown in the table below:

	2012	2011
Discount rate for dissclosures	4.00%	4.50%
Discount rate for net periodic benefit cost	4.50%	5.15%
Rate of compensation increase	NA	NA
Measurement date	12/31/2012	12/31/2011

The following benefit payments, which reflect expected future service, are expected (in thousands):

2013	$517
2014	693
2015	689
2016	755
2017	778
Following five years	4,709

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(18)	Derivatives and Hedging Activities

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

In conjunction with the FASB’s fair value measurement guidance, United made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting arrangements on a net basis by counterparty portfolio.

The table below presents the fair value of United’s derivative financial instruments as well as their classification on the consolidated balance sheet as of December 31, 2012 and 2011 (in thousands):

Derivatives Designated as Hedging Instruments under ASC 815

		Fair Value
Interest Rate		December 31,	December 31,
Products	Balance Sheet Location	2012	2011
Asset derivatives	Other assets	$23	$—

Liability derivatives	Other liabilities	$11,900	$422

Derivatives not Designated as Hedging Instruments under ASC 815

		Fair Value
Interest Rate		December 31,	December 31,
Products	Balance Sheet Location	2012	2011
Asset derivatives	Other assets	$635	$—

Liability derivatives	Other liabilities	$643	$—

Derivative contracts that are not accounted for as hedging instruments under ASC 815, Derivatives and Hedging are between United and certain commercial loan customers with offsetting positions to dealers under a back-to-back swap program.

Cash Flow Hedges of Interest Rate Risk

United’s objectives in using interest rate derivatives are to add stability to net interest revenue and to manage its exposure to interest rate movements. To accomplish this objective, United primarily uses interest rate swaps as part of its interest rate risk management strategy. At December 31, 2012, United’s interest rate swaps designated as cash flow hedges involve the payment of fixed-rate amounts to a counterparty in exchange for United receiving variable-rate payments over the life of the agreements without exchange of the underlying notional amount. United’s current cash flow hedges are for the purpose of converting variable rate deposits and wholesale borrowings to a fixed rate to protect the company in a rising rate environment. The swaps are forward starting and do not become effective until 2014. At December 31, 2012, United had five swap contracts outstanding with a total notional amount of $400 million that were designated as cash flow hedges. United had no active derivative contracts outstanding at December 31, 2011 that were designated as cash flow hedges of interest rate risk.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(18)	Derivatives and Hedging Activities, continued

The effective portion of changes in the fair value of derivatives designated, and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense when the swaps become effective in 2014, as interest payments are made on United’s LIBOR based, variable-rate wholesale borrowings and indexed deposit accounts. At December 31, 2012, a portion of the amount included in other comprehensive income represents deferred gains from terminated cash flow hedges where the forecasted hedging transaction is expected to remain effective over the remaining unexpired term of the original contract. Such gains are being deferred and recognized in interest revenue over the remaining life of the contract on a straight line basis. During the years ended December 31, 2012, 2011 and 2010, United accelerated the reclassification of $238,000, $4.96 million and $1.37 million, respectively, in gains from terminated positions as a result of the forecasted transactions becoming probable not to occur. These amounts are recognized in other fee revenue as hedge ineffectiveness. During the next twelve months, United estimates that the remaining $904,000 of the deferred gains on terminated cash flow hedging positions will be reclassified as an increase to loan interest revenue.

Fair Value Hedges of Interest Rate Risk

United is exposed to changes in the fair value of certain of its fixed rate obligations due to changes in interest rates. United uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in interest rates. Interest rate swaps designated as fair value hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for United making variable rate payments over the life of the agreements without the exchange of the underlying notional amount. At December 31, 2012, United had 13 interest rate swaps with an aggregate notional amount of $166 million that were designated as fair value hedges of interest rate risk. At December 31, 2011, United had one interest rate swap with an aggregate notional amount of $14.8 million that was designated as a fair value hedge of interest rate risk.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. United includes the gain or loss on the hedged items in the same income statement line item as the offsetting loss or gain on the related derivatives. During the years ended December 31, 2012, 2011 and 2010, United recognized net gains of $870,000 $37,000 and $215,000 respectively, related to ineffectiveness of the fair value hedging relationships. Offsetting the 2012 gain was the write off of $449,000 in prepaid broker fees on brokered deposits. The prepaid broker fees were related to the brokered deposits (hedged item) that were called and resulted in a portion of the ineffectiveness gain. United also recognized a net reduction of interest expense of $2.42 million, $110,000 and $3.97 million for the years ended December 31, 2012, 2011 and 2010, respectively, related to United’s fair value hedges, which includes net settlements on the derivatives.

Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement

The tables below present the effect of United’s derivative financial instruments on the consolidated statement of operations for the years ended December 31, 2012, 2011 and 2010.

Derivatives in Fair Value Hedging Relationships (in thousands):

Location of Gain (Loss)	Amount of Gain (Loss) Recognized in			Amount of Gain (Loss) Recognized in
Recognized in Income	Income on Derivative			Income on Hedged Item
on Derivative	2012	2011	2010	2012	2011	2010
Other fee revenue	$540	$328	$(3,760)	$330	$(291)	$3,975

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(18)	Derivatives and Hedging Activities, continued

Derivatives in Cash Flow Hedging Relationships (in thousands):

	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)			Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)
	2012	2011	2010	Location	2012	2011	2010
Interest rate products	$(8,739)	$—	$2,314	Interest revenue	$3,475	$10,157	$17,326
				Other expense	238	4,963	1,370

Total	$(8,739)	$—	$2,314		$3,713	$15,120	$18,696

Credit-risk-related Contingent Features

United manages its credit exposure on derivatives transactions by entering into a bilateral credit support agreement with each counterparty. The credit support agreements require collateralization of exposures beyond specified minimum threshold amounts. The details of these agreements, including the minimum thresholds, vary by counterparty. As of December 31, 2012, collateral totaling $11.5 million was pledged toward derivatives in a liability position.

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

As of December 31, 2012, the Bank was categorized as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must exceed the well-capitalized guideline ratios, as set forth in the table and meet certain other requirements. Management believes that the Bank exceeded all well-capitalized requirements, and there have been no conditions or events since year-end that would change the status of well-capitalized. The regulatory designation of “well-capitalized” under prompt corrective action regulations is not applicable to United (a bank holding company). However, Regulation Y defines “well-capitalized” for a bank holding company for the purpose of determining eligibility for a streamlined review process for acquisition proposals. For such purposes, “well-capitalized” requires United to maintain a minimum Tier 1 risk-based capital ratio of 6% and a minimum Total risk-based capital ratio of 10%.

In November 2011, United entered into an informal memorandum of understanding with the Federal Reserve Bank of Atlanta and the Georgia Department of Banking and Finance (the “Holding Company MOU”). The Holding Company MOU provides, among other things, that United may not incur additional indebtedness, pay cash dividends, make payments on our trust preferred securities or subordinated indebtedness or repurchase outstanding stock without prior approval of the Federal Reserve and Georgia Department of Banking and Finance.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(19)	Regulatory Matters, continued

Additionally, the Holding Company MOU requires that United ensures that the Bank functions in a safe and sound manner. United believes it is in compliance with all requirements of the Holding Company MOU.

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

Minimum amounts required for capital adequacy purposes and to be well-capitalized under prompt corrective action provisions are presented below for United and the Bank (dollars in thousands):

	Regulatory		United Community Banks, Inc.
	Guidelines		(consolidated)		United Community Bank
		Well
	Minimum	Capitalized	2012	2011	2012	2011
Risk-based ratios:
Tier 1 capital	4.0%	6.0%	14.16%	13.69%	14.48%	13.60%
Total capital	8.0	10.0	15.73	15.41	15.74	14.87
Leverage ratio	3.0		9.64	8.83	9.86	8.78
Tier 1 capital			$652,692	$618,695	$666,585	$614,532
Total capital			724,915	696,881	724,738	671,718

Cash, Dividend, Loan and Other Restrictions

At December 31, 2012 and 2011, the Bank did not have a required reserve balance at the Federal Reserve Bank. Federal and state banking regulations place certain restrictions on dividends paid by the Bank to United. At December 31, 2012, the Bank had $24 million available for distribution to United in the form of dividends subject to regulatory approval.

On December 5, 2008, United entered into a Letter Agreement and Securities Purchase Agreement (the “Purchase Agreement”) with the U.S. Treasury Department (“Treasury”) under the Troubled Asset Relief Program (“TARP”) Capital Purchase Program discussed below, pursuant to which United sold (i) 180,000 shares of United’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”) and (ii) a warrant (the “Warrant”) to purchase 426,540 shares (219,909 shares, as adjusted for subsequent stock dividends and a 50% reduction following United’s September 2009 stock offering) of United’s common stock for an aggregate purchase price of $180 million in cash. Pursuant to the terms of the Purchase Agreement, the ability of United to declare or pay dividends or distributions on its common stock is subject to restrictions, including a restriction against increasing dividends from the last quarterly cash dividend per share of ($.45) declared on the common stock prior to December 5, 2008, as adjusted for subsequent stock dividends and other similar actions.

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(20)	Commitments and Contingencies, continued

The following table summarizes, as of December 31, 2012 and 2011, the contract amount of off-balance sheet instruments (in thousands):

	2012	2011
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$313,798	$415,093
Letters of credit	13,683	15,888
Minimum Lease Payments	6,716	9,124

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

As disclosed on February 22, 2013, United and FILB Co-Investments LLC (“FILB-Co”) agreed to settle all outstanding claims and counterclaims in connection with the previously disclosed lawsuit between United and FILB-Co. FILB-Co filed a lawsuit against United with respect to purported contractual rights under the Securities Purchase Agreement that FILB-Co claimed were assigned to it by Fletcher. Fletcher made the purported assignment to FILB-Co in response to redemption requests to Fletcher by several investors in one of Fletcher’s funds (“Leveraged”). Fletcher then transferred its interests in FILB-Co to those investors, who challenged Fletcher’s attempted redemption as commercially worthless in liquidation proceedings commenced in the Grand Court of the Cayman Islands. As the result of those proceedings, the Cayman court ordered the liquidation of Leveraged, and a court-appointed liquidator was appointed to manage FILB-Co. Subsequently, Fletcher filed for bankruptcy protection in the U.S. Bankruptcy Court for the Southern District of New York.

Fletcher has stated that it did not assign the Warrant or its right to an alleged “registration failure” penalty under the Securities Purchase Agreement (apart from a claim for a portion thereof) to FILB-Co, and United has received purported partial warrant exercise notices from Fletcher that include incorrect calculations of the number of settlement shares Fletcher would receive upon exercise and demands for the payment of such a penalty. United believes that any current exercise of the Warrant would not result in the issuance of any settlement shares because, among other things, the Warrant may only be exercised for net shares via a cashless exercise formula, and, following United’s 2011 reclassification of its common stock in the form of 1-for-5 reverse stock split, or recombination, the reverse stock split-adjusted market price component of that formula does not exceed the exercise price to yield any net shares. United also believes that no registration failure penalty is due. As a result, United has responded to Fletcher with United’s calculations related to the Warrant and denied any liability for any such penalty.

In connection with the FILB-Co settlement, United recorded $4 million in litigation charges which includes the establishment of litigation reserves associated with claims that may be made against United by Fletcher.

The settlement with FILB-Co is expected to be completed promptly following completion of a definitive agreement and the receipt of necessary court approvals.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(21)	Preferred Stock

United may issue preferred stock in one or more series, up to a maximum of 10,000,000 shares. Each series shall include the number of shares issued, preferences, special rights and limitations as determined by the Board of Directors.

Series A

At December 31, 2012 and 2011, there were 21,700 Series A preferred shares, respectively, issued and outstanding, which were issued as non-cumulative preferred stock. The dividend rate of the Series A preferred stock is 6% per annum, provided a dividend has been declared for the common shares. The holders of the Series A preferred stock maintain a liquidation preference to the common stockholder. The Series A preferred stock has no voting rights and United may redeem the Series A preferred stock for an amount equal to the stated value plus the accrued dividend.

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

The Series B Preferred Stock qualifies as Tier 1 capital and will pay cumulative dividends at a rate of 5% per annum for the first five years and 9% per annum thereafter. The Series B Preferred Stock is redeemable at any time at the stated amount of $1,000 per share plus any accrued and unpaid dividends. The Series B Preferred Stock is non-voting except for class voting rights on matters that would adversely affect the rights of the holders of the Series B Preferred Stock.

Series D

On February 22, 2011, United entered into a Share Exchange Agreement with a third party who agreed to transfer the Company 1,551,126 shares of the Company’s common stock in exchange for 16,613 shares of the Company’s cumulative perpetual preferred stock, Series D, and warrants to purchase 1,551,126 common shares with an exercise price of $12.50 per share that expire on August 22, 2013. This exchange transaction did not result in a net increase or decrease to total shareholder’s equity for the year ended December 31, 2011.

(22)	Shareholders’ Equity

In 2007, the shareholders approved the Amended and Restated 2000 Key Employee Stock Option Plan (“2000 Plan”). Under the original terms of the 2000 Plan, awards of 500,000 options, restricted stock awards, stock awards, performance share awards or stock appreciation rights could be granted for shares of United’s common stock. The plan has been subsequently amended to increase the number of shares available for grant. Options granted under the 2000 Plan can have an exercise price no less than the fair market value at the date of grant. The general terms of the 2000 Plan include a vesting period (usually four years) with an exercisable period not to exceed ten years. Certain option and restricted stock grants provide for accelerated vesting if there is a change in control of United or certain other conditions are met (as defined in the plan document). As of December 31, 2012, 1,204,000 additional awards could be granted under the 2000 Plan. Through December 31, 2012, incentive stock options, nonqualified stock options, restricted stock and restricted stock unit awards, base salary stock grants and performance share awards had been granted under the 2000 Plan.

Certain acquired companies had stock option plans for their key employees with provisions similar to United’s plan. Options under acquired plans were converted at the exchange ratio effective for common shares. No options are available for grant under any of the acquired plans.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(22)	Shareholders’ Equity, continued

Restricted stock and options outstanding and activity for the years ended December 31, 2012, 2011 and 2010 consisted of the following:

	Restricted Stock		Options
		Weighted		Weighted	Weighted
		Average		Average	Average	Aggregate
		Grant Date		Exercise	Remaining	Intrinsic
	Shares	Fair Value	Shares	Price	Term (Yrs.)	Value (000’s)
December 31, 2009	33,509	64.30	732,688	91.50
Granted	86	25.10	2,500	24.55
Exercised	(10,381)	74.26	—	—
Cancelled	—	—	(56,875)	70.40

December 31, 2010	23,214	59.67	678,313	93.00
Granted	410,051	10.15	10,000	11.20
Exercised	(18,621)	26.77	—	—
Cancelled	—	—	(104,666)	76.87

December 31, 2011	414,644	12.19	583,647	94.48
Granted	200,612	8.73	—	—
Exercised	(114,673)	14.77	—	—
Cancelled	(14,999)	10.25	(101,119)	78.98

December 31, 2012	485,584	10.72	482,528	97.73	3.57	$—

Vested / Exercisable at December 31, 2012	15,490	35.62	461,491	101.10	3.40	—

During 2012 and 2011, 20,489 shares and 10,140 shares, respectively, having a grant date fair value of $172,000 and $86,000, respectively, were granted to certain executive officers over the course of the year as part of their base compensation with no restrictions or vesting requirement. Those shares are included in the table above as granted and exercised within the same year. The grant date fair value was included in compensation expense during 2012 and 2011.

The following is a summary of stock options outstanding at December 31, 2012:

Options Outstanding				Options Exercisable
		Weighted	Average		Weighted
Shares	Range	Average Price	Remaining Life	Shares	Average Price
12,023	$10.00 - 30.00	$13.53	8.27	3,767	$16.15
52,574	30.01 - 50.00	31.64	6.32	39,793	31.70
91,901	50.01 - 70.00	66.29	5.15	91,901	66.29
69,042	70.01 - 90.00	78.84	0.48	69,042	78.84
36,722	90.01 - 110.00	106.96	2.22	36,722	106.96
62,276	110.01 - 130.00	114.10	1.75	62,276	114.10
152,587	130.01 - 150.00	143.80	3.74	152,587	143.80
5,403	150.01 - 170.00	152.10	4.21	5,403	152.10

482,528	10.00 - 170.00	97.73	3.57	461,491	101.10

The weighted average fair value of options granted in 2011 and 2010 was $3.64 and $13.19 respectively. No options were granted in 2012. The fair value of each option granted was estimated on the date of grant using the Black-Scholes model. Recent decreases in United’s stock price have rendered most of its outstanding options severely out of the money and potentially worthless to the grantee. Therefore historical exercise patterns do not provide a reasonable basis for determining the expected life of new option grants. United therefore uses the formula provided by the SEC in Staff Accounting Bulletin No 107 to determine the expected life of the options.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(22)	Shareholders’ Equity, continued

The weighted average assumptions used to determine the fair value of options are presented in the table below:

	2012	2011	2010
Expected volatility	NA	33%	52%
Expected dividend yield	NA	0.0%	0.0%
Expected life (in years)	NA	5.00	6.15
Risk free rate	NA	2.1%	3.1%

Compensation expense relating to options of $256,000, $835,000 and $1.97 million, respectively, was included in earnings for 2012, 2011 and 2010. A deferred income tax benefit related to stock option expense of $99,000, $325,000 and $780,000 was included in the determination of income tax expense in 2012, 2011 and 2010, respectively. The amount of compensation expense for all periods was determined based on the fair value of options at the time of grant, multiplied by the number of options granted that were expected to vest, which was then amortized over the vesting period. The forfeiture rate for options is estimated to be approximately 3% per year. There were no options exercised during 2012, 2011 and 2010.

Compensation expense for restricted stock is based on the fair value of restricted stock awards at the time of grant, which is equal to the value of United’s common stock on the date of grant. The value of restricted stock grants that are expected to vest is amortized into expense over the vesting period. Compensation expense recognized in the consolidated statement of operations for restricted stock in 2012, 2011 and 2010 was $1.66 million, $1.25 million and $493,000, respectively. The total intrinsic value of restricted stock at December 31, 2012 was approximately $4.57 million.

As of December 31, 2012, there was $3.45 million of unrecognized compensation cost related to nonvested stock options and restricted stock granted under the 2000 Plan. The cost is expected to be recognized over a weighted-average period of 1.94 years. The aggregate grant date fair value of options and restricted stock that vested during 2012 was $2.52 million.

United sponsors a Dividend Reinvestment and Stock Purchase Plan (“DRIP”) that allows participants who already own United’s common stock to purchase additional shares directly from the Company. The DRIP also allows participants to automatically reinvest their quarterly dividends in additional shares of common stock without a commission. The DRIP is currently suspended and no shares were issued in 2012. During 2011 and 2010, 538 shares and 7,062 shares, respectively, were issued in connection with the DRIP.

United’s 401(k) retirement plan regularly purchases shares of United’s common stock directly from United. During 2012, 2011 and 2010, United’s 401(k) retirement plan purchased 86,350 shares, 372,363 shares and 89,833 shares, respectively, directly from United at the average of the high and low stock prices on the transaction dates. In addition, United has an Employee Stock Purchase Program (“ESPP”) that allows eligible employees to purchase shares of common stock at a 5% discount, with no commission charges. During 2012, 2011 and 2010 United issued 23,555 shares, 31,573 shares and 24,882 shares, respectively through the ESPP.

United offers its common stock as an investment option in its deferred compensation plan. The common stock component is accounted for as an equity instrument and is reflected in the consolidated balance sheet as common stock issuable. The deferred compensation plan does not allow for diversification once an election is made to invest in United stock and settlement must be accomplished in shares at the time the deferral period is completed. At December 31, 2012 and 2011, United had 133,238 and 93,681 shares, respectively, of its common stock that was issuable under the deferred compensation plan.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(22)	Shareholders’ Equity, continued

The table below shows the components of accumulated other comprehensive loss at December 31, 2012 and 2011 (in thousands):

	2012	2011
Unrealized gains on securities available for sale, net of tax	$2,556	$10,874
Unrealized losses on derivative financial instruments qualifying as cash flow hedges, net of tax	(21,885)	(9,433)
Unamortized actuarial gains and losses under defined benefit plans, net of amortization	(4,311)	(4,750)

Accumulated other comprehensive loss	$(23,640)	$(3,309)

(23)	Fair Value

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

Although United has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2012, United had assessed the significance of the effect of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, United has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The table below presents United’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 and 2011, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

December 31, 2012	Level 1	Level 2	Level 3	Total
Assets:
Securities available for sale
State and political subdivisions	$—	$29,052	$—	$29,052
Mortgage-backed securities	—	1,428,502	—	1,428,502
Corporate bonds	—	163,312	350	163,662
Asset-backed securities	—	210,556	—	210,556
Other	—	2,821	—	2,821
Deferred compensation plan assets	3,101	—	—	3,101
Derivative financial instruments	—	658	—	658

Total assets	$3,101	$1,834,901	$350	$1,838,352

Liabilities:
Deferred compensation plan liability	$3,101	$—	$—	$3,101
Brokered certificates of deposit	—	154,641	—	154,641
Derivative financial instruments	—	12,543	—	12,543

Total liabilities	$3,101	$167,184	$—	$170,285

December 31, 2011	Level 1	Level 2	Level 3	Total
Assets:
Securities available for sale
U.S. Government agencies	$—	$43,750	$—	$43,750
State and political subdivisions	—	26,339	—	26,339
Mortgage-backed securities	—	1,609,909	—	1,609,909
Corporate bonds	—	107,328	350	107,678
Other	—	2,371	—	2,371
Deferred compensation plan assets	2,859	—	—	2,859

Total assets	$2,859	$1,789,697	$350	$1,792,906

Liabilities:
Deferred compensation plan liability	$2,859	$—	$—	$2,859
Brokered certificates of deposit	—	13,107	—	13,107
Derivative financial instruments	—	422	—	422

Total liabilities	$2,859	$13,529	$—	$16,388

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(23)	Fair Value, continued

The following table shows a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs that are classified as level 3 values (in thousands):

	Securities Available for Sale
	2012	2011	2010
Balance at beginning of period	$350	$5,284	$38,892
Amounts included in earnings	—	(19)	(78)
Impairment losses	—	—	(950)
Paydowns	—	(1,119)	—
Other comprehensive income	—	—	(700)
Transfers between valuation levels, net	—	(3,796)	(31,880)

Balance at end of period	$350	$350	$5,284

In 2011 and 2010, United transferred mortgage backed securities from Level 3 to Level 2. Previously, these securities had not been priced and the book value was assigned as the fair value. During the subsequent quarter, the security was able to be priced based on objectively observable inputs based on similar assets.

United has two securities that have Level 3 valuations. They are trust preferred securities in community banks that have shown deteriorating financial condition during the financial crisis, and both are currently deferring interest payments. Since both investments are not actively traded, there is no recent trade activity upon which to assess value. The values assigned to the investments are based on sales price estimates from brokers. Both investments have a par amount of $1 million. One was considered impaired in 2010 and was written down to $50,000 with a $950,000 impairment charge to earnings. The other is carried at its original cost basis of $1 million with a $700,000 negative mark to fair value through other comprehensive income. United does not consider this investment to be impaired, as the community bank was recapitalized by a private equity investment that management believes will result in full payment at maturity.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

United may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. The table below presents United’s assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2012 and 2011, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

December 31, 2012	Level 1	Level 2	Level 3	Total
Assets:
Loans	$—	$—	$165,751	$165,751
Foreclosed properties	—	—	14,788	14,788

Total assets	$—	$—	$180,539	$180,539

December 31, 2011	Level 1	Level 2	Level 3	Total
Assets:
Loans	$—	$—	$133,828	$133,828
Foreclosed properties	—	—	29,102	29,102

Total assets	$—	$—	$162,930	$162,930

Loans that are reported above as being measured at fair value on a nonrecurring basis are generally impaired loans that have either been partially charged off or have specific reserves assigned to them. Nonaccrual impaired loans that are collateral dependent are generally written down to 80% of appraised value which considers the estimated costs to sell. Specific reserves are established for impaired loans based on appraised value of collateral or discounted cash flows. Foreclosed properties that are included above as measured at fair value on a nonrecurring basis are those properties that resulted from a loan that had been charged down or have been written down subsequent to foreclosure. Foreclosed properties are generally recorded at the lower of 80% of appraised value or 90% of the asking price which considers the estimated cost to sell.

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

The carrying amount and fair values for other financial instruments included in United’s balance sheet at December 31, 2012 and 2011 are as follows (in thousands):

	December 31, 2012					December 31, 2011
	Carrying Amount	Fair Value Level				Carrying
		Level 1	Level 2	Level 3	Total	Amount	Fair Value
Assets:
Securities held to maturity	$244,184	$—	$261,131	$—	$261,131	$330,203	$343,531
Loans, net	4,067,871	—	—	3,957,669	3,957,669	3,995,146	3,800,343
Liabilities:
Deposits	5,952,140	—	5,988,743	—	5,988,743	6,097,983	6,093,772
Federal Home Loan Bank advances	40,125	—	40,125	—	40,125	40,625	43,236
Long-term debt	124,805	—	—	118,626	118,626	120,225	115,327

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(24)	Condensed Financial Statements of United Community Banks, Inc. (Parent Only)

Statement of Operations

For the Years Ended December 31, 2012, 2011 and 2010

(in thousands)

	2012	2011	2010
Shared service fees from subsidiaries	$6,714	$7,646	$6,266
Other	1,169	609	501

Total income	7,883	8,255	6,767
Interest expense	10,201	9,587	9,249
Other expense	8,717	9,367	7,683

Total expenses	18,918	18,954	16,932
Income tax benefit (expense)	398	(1,272)	(9,961)

Loss before equity in undistributed loss of subsidiaries	(10,637)	(11,971)	(20,126)
Equity in undistributed earnings (loss) of subsidiaries	44,493	(214,775)	(482,218)

Net income (loss)	$33,856	$(226,746)	$(502,344)

Balance Sheet

As of December 31, 2012 and 2011

(in thousands)

	2012	2011
Assets
Cash	$54,047	$66,632
Investment in subsidiaries	655,934	631,770
Other assets	6,708	28,253

Total assets	$716,689	$726,655

Liabilities and Shareholders’ Equity

Long-term debt	$124,805	$120,225
Other liabilities	10,479	30,944

Total liabilities	135,284	151,169
Shareholders’ equity	581,405	575,486

Total liabilities and shareholders’ equity	$716,689	$726,655

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(24)	Condensed Financial Statements of United Community Banks, Inc. (Parent Only), continued

Statement of Cash Flows

For the Years Ended December 31, 2012, 2011 and 2010

(in thousands)

	2012	2011	2010
Operating activities:
Net income (loss)	$33,856	$(226,746)	$(502,344)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Equity in undistributed (earnings) loss of the subsidiaries	(44,493)	214,775	482,218
Depreciation, amortization and accretion	142	122	241
Stock-based compensation	1,976	2,144	2,459
Change in assets and liabilities:
Other assets	21,722	(3,604)	47,080
Other liabilities	(20,483)	6,590	(36,782)

Net cash used in operating activities	(7,280)	(6,719)	(7,128)

Investing activities:
Investment in subsidiaries	—	(292,000)	—
Purchases of securities available for sale	—	—	(187)

Net cash used in investing activities	—	(292,000)	(187)

Financing activities:
Repayment of subordinated notes	(30,500)	—	—
Proceeds from issuance of senior notes	35,000	—	—
Proceeds from issuance of common stock for dividend reinvestment and employee benefit plans	894	1,453	1,831
Proceeds from issuance of common and preferred stock, net of offering costs	—	361,560	—
Proceeds from penalty on incomplete private equity transaction	—	3,250	—
Cash dividends on Series A preferred stock	(12)	(13)	(13)
Cash dividends on Series B preferred stock	(9,000)	(9,020)	(9,000)
Cash dividends on Series D preferred stock	(1,687)	(1,210)	—

Net cash (used in) provided by financing activities	(5,305)	356,020	(7,182)

Net change in cash	(12,585)	57,301	(14,497)
Cash at beginning of year	66,632	9,331	23,828

Cash at end of year	$54,047	$66,632	$9,331

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During the past two years, United did not change accountants nor have any disagreements with its accountants on any matters of accounting principles or practices or financial statement disclosure. Also, as previously disclosed in United’s Current Report on Form 8-K, filed on October 22, 2012, United has engaged PricewaterhouseCoopers, LLP as its independent registered accounting firm for the year ended December 31, 2013.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

United’s management, including the Chief Executive Officer and Chief Financial Officer, supervised and participated in an evaluation of the company’s disclosure controls and procedures as of December 31, 2012.

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

Changes in Internal Control Over Financial Reporting

No changes were made to United’s internal control over financial reporting during the fourth quarter of 2012 that materially affected, or are reasonably likely to materially affect, United’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

United’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Management’s assessment of the effectiveness of United’s internal control over financial reporting as of December 31, 2012 is included in Item 8 of this Report under the heading “Management’s Report on Internal Controls Over Financial Reporting.”

ITEM 9B.	OTHER INFORMATION.

There were no items required to be reported on Form 8-K during the fourth quarter of 2012 that were not reported on Form 8-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information contained under the headings “Information Regarding Nominees and Other Directors”, “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement to be used in connection with the solicitation of proxies for United’s 2013 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference. Pursuant to instruction 3 to paragraph (b) of Item 401 of Regulation S-K, information relating to the executive officers of United is included in Item 1 of this Report.

ITEM 11.	EXECUTIVE COMPENSATION.

The information contained under the heading “Compensation of Executive Officers and Directors” in the Proxy Statement to be used in connection with the solicitation of proxies for United’s 2013 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information contained under the heading “Principal and Management Shareholders” and the “Equity Compensation Plan Information” table in the Proxy Statement to be used in connection with the solicitation of proxies for United’s 2013 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference. For purposes of determining the aggregate market value of United’s voting stock held by nonaffiliates, shares held by all directors and executive officers of United have been excluded. The exclusion of such shares is not intended to, and shall not, constitute a determination as to which persons or entities may be “Affiliates” of United as defined by the Commission.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information contained under the heading “Corporate Governance – Certain Relationships and Related Transactions” in the Proxy Statement to be used in connection with the solicitation of proxies for United’s 2013 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information contained under the heading “Other Matters – Independent Registered Public Accounting Firm” in the Proxy Statement to be used in connection with the solicitation of proxies for United’s 2013 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	1. Financial Statements.

The following consolidated financial statements are located in Item 8 of this Report:

Report of Independent Registered Public Accounting Firm

Consolidated Statement of Operations—Years ended December 31, 2012, 2011, and 2010

Consolidated Balance Sheet—December 31, 2012 and 2011

Consolidated Statement of Changes in Shareholders’ Equity—Years ended December 31, 2012, 2011, and 2010

Consolidated Statement of Cash Flows—Years ended December 31, 2012, 2011, and 2010

Notes to Consolidated Financial Statements

2. Financial Statement Schedules.

Schedules to the consolidated financial statements are omitted, as the required information is not applicable.

3. Exhibits.

The following exhibits are required to be filed with this Report on Form 10-K by Item 601 of Regulation S-K:

Exhibit No.	Exhibit

3.1	Restated Articles of Incorporation of United Community Banks, Inc., as amended (incorporated herein by reference to Exhibit 3.1 to United Community Banks, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2011, filed with the SEC on August 9, 2011).

3.2	Amended and Restated Bylaws of United Community Banks, Inc., as amended (incorporated herein by reference to Exhibit 3.2 to United Community Banks, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2011, filed with the SEC on May 4, 2011).

4.1	See Exhibits 3.1 and 3.2 for provisions of the Restated Articles of Incorporation of United Community Banks, Inc., as amended, and the Amended and Restated Bylaws, as amended, of United Community Banks, Inc., which define the rights of security holders.

4.2	Letter Agreement, dated December 5, 2008, by and between United Community Banks, Inc. and the United States Department of the Treasury (incorporated herein by reference to Exhibit 10.1 to United Community Banks, Inc.’s Current Report on Form 8-K, filed with the SEC on December 5, 2008).

4.3	Securities Purchase Agreement, dated as of April 1, 2010 (incorporated herein by reference to Exhibit 1.2 to United Community Banks, Inc.’s Current Report on Form 8-K, filed with the SEC on April 1, 2010), as amended by the Amendment to Securities Purchase Agreement, dated as of June 11, 2010 (incorporated herein by reference to Exhibit 1.1 to United Community Banks, Inc.’s Current Report on Form 8-K, filed with the SEC on June 14, 2010).

Exhibit No.	Exhibit

4.4	Form of Warrants to Purchase Shares of Common Stock of United Community Banks, Inc. (incorporated herein by reference to Exhibit 1.3 to United Community Banks, Inc.’s Current Report on Form 8-K, filed with the SEC on April 1, 2010), as amended by Amendment to Warrants to Purchase Shares of Common Stock of United Community Banks, Inc., dated as of June 11, 2010 (incorporated herein by reference to Exhibit 1.2 to United Community Banks, Inc.’s Current Report on Form 8-K, filed with the SEC on June 14, 2010).

4.5	Tax Benefits Preservation Plan, dated as of February 22, 2011, by and between United Community Banks, Inc. and Illinois Stock Transfer Company (incorporated herein by reference to Exhibit 4.1 to United Community Banks, Inc.’s Current Report on Form 8-K, filed with the SEC on February 24, 2011), as amended by Amendment to Tax Benefits Preservation Plan, dated as of March 29, 2011 (incorporated herein by reference to Exhibit 4.1 to United Community Banks, Inc.’s Current Report on Form 8-K, filed with the SEC on March 31, 2011) and as amended by Second Amendment to Tax Benefits Preservation Plan, dated as of June 17, 2011 (incorporated herein by reference to Exhibit 10.1 to United Community Banks, Inc.’s Current Report on Form 8-K, filed with the SEC on June 21, 2011).

4.6	Form of Summary of Rights for Tax Benefits Preservation Plan, dated as of February 22, 2011, by and between United Community Banks, Inc. and Illinois Stock Transfer Company (incorporated herein by reference to Exhibit 4.2 to United Community Banks, Inc.’s Current Report on Form 8-K, filed with the SEC on February 24, 2011).

4.7	Form of Warrant to Purchase Common Stock (incorporated herein by reference to Exhibit 4.3 to United Community Banks, Inc’s Current Report on Form 8-K, filed with the SEC on February 24, 2011).

10.1	United Community Banks, Inc.’s Profit Sharing Plan, amended and restated as of January 1, 2001 (incorporated herein by reference to Exhibit 4.3 to United Community Banks, Inc.’s Registration Statement on Form S-8, File No. 333-86876, filed with the SEC on April 24, 2002).*

10.2	Amendment No. 1 to United Community Banks, Inc.’s Profit Sharing Plan, dated as of March 15, 2002 (incorporated herein by reference to Exhibit 4.4 to United Community Banks, Inc.’s Registration Statement on Form S-8, File No. 333-86876, filed with the SEC on April 24, 2002).*

10.3	United Community Banks, Inc.’s 2000 Key Employee Stock Option Plan (incorporated herein by reference to Exhibit 10 to United Community Banks, Inc.’s Registration Statement on Form S-8, File No. 333-99849, filed with the SEC on September 19, 2002).*

10.4	Amendment to United Community Banks, Inc.’s 2000 Key Employee Stock Option Plan, dated March 5, 2004 (incorporated herein by reference to Exhibit 10.1 to United Community Banks, Inc.’s Registration Statement on Form S-4, File No. 333-118893, filed with the SEC on September 9, 2004).*

10.5	Split-Dollar Agreement between United Community Banks, Inc. and Jimmy C. Tallent dated June 1, 1994 (incorporated herein by reference to Exhibit 10.11 to United Community Banks, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1994, File No. 0-21656).*

Exhibit No.	Exhibit

10.6	Amendment Number 2 to United Community Banks, Inc. 2000 Key Employee Stock Option Plan, dated April 26, 2006 (incorporated herein by reference to Exhibit 10.1 to United Community Banks, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, File No. 000-21656, filed with the SEC on August 4, 2006).*

10.7	United Community Banks, Inc.’s Amended and Restated 2000 Key Employee Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to United Community Banks, Inc.’s Current Report on Form 8-K, File No. 000-21656, filed with the SEC on May 1, 2007).*

10.8	Form of Senior Executive Officer Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.3 to United Community Banks, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, File No. 000-21656, filed with the SEC on August 7, 2009).*

10.9	Form of Amended and Restated Change of Control Severance Agreement by and between United Community Banks, Inc. and Jimmy C. Tallent, Guy W. Freeman, Rex S. Schuette and David Shearrow (incorporated herein by reference to Exhibit 10.8 to United Community Banks, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 000-21656, filed with the SEC on February 27, 2009).*

10.10	Employment Agreement by and between United Community Banks, Inc. and Glenn S. White (incorporated herein by reference to Exhibit 10.9 to United Community Banks, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 000-21656, filed with the SEC on February 27, 2009).*

10.11	United Community Banks, Inc.’s Amended and Restated Modified Retirement Plan, effective as of January 1, 2005 (incorporated herein by reference to Exhibit 10.10 to United Community Banks, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 000-21656, filed with the SEC on February 27, 2009).*

10.12	United Community Banks, Inc.’s Amended and Restated Deferred Compensation Plan, effective as of January 1, 2005 (incorporated herein by reference to Exhibit 10.11 to United Community Banks, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 000-21656, filed with the SEC on February 27, 2009).*

10.13	United Community Banks, Inc. Dividend Reinvestment and Share Purchase Plan (incorporated herein by reference to Exhibit 4 to United Community Banks, Inc.’s Registration Statement on Form S-3D, File No. 333-127477, filed with the SEC on August 12, 2005).*

10.14	United Community Banks, Inc. Employee Stock Purchase Plan, effective as of December 20, 2005 (incorporated herein by reference to Exhibit 4 to United Community Banks, Inc.’s Registration Statement on Form S-8, File No. 333-130489, filed with the SEC on December 20, 2005).*

10.15	Form of Senior Executive Officer Nonqualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.1 to United Community Banks, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, File No. 000-21656, filed with the SEC on August 7, 2009).*

Exhibit No.	Exhibit

10.16	Form of Executive Officer Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.2 to United Community Banks, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, File No. 000-21656, filed with the SEC on August 7, 2009).*

10.17	United Community Banks, Inc.’s Management Incentive Plan, effective as of January 1, 2007 (incorporated herein by reference to Exhibit 10.5 to United Community Banks, Inc.’s Current Report on Form 8-K, File No. 000-21656, filed with the SEC on May 1, 2007).*

10.18	Amendment No. 1 to United Community Banks, Inc.’s Amended and Restated 2000 Key Employee Stock Option Plan dated April 13, 2007 (incorporated herein by reference to Exhibit 10.1 to United Community Banks, Inc.’s Current Report on Form 8-K, File No. 000-21656, filed with the SEC on April 13, 2007).*

10.19	Subordinated Term Loan Agreement, dated as of August 29, 2008, among United Community Bank, as borrower, the lenders from time to time party thereto, and SunTrust Bank as administrative agent (incorporated herein by reference to Exhibit 10.1 to United Community Banks, Inc.’s current report on Form 8-K, File No. 000-21656, filed with the SEC on August 29, 2008).*

10.20	Letter Agreement, dated December 5, 2008, between United Community Banks, Inc. and the United States Treasury, with respect to the issuance and sale of Series B Preferred Stock and the Warrant (incorporated herein by reference to Exhibit 10.1 to United Community Banks, Inc.’s current Report on Form 8-K, File No. 000-21656, filed with the SEC on December 5, 2008).*

10.21	Form of Senior Executive Officer Waiver, dated December 5, 2008, by Jimmy C. Tallent, Guy W. Freeman, Rex S. Schuette, David Shearrow and Glenn S. White (incorporated herein by reference to Exhibit 10.23 to United Community Banks, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 000-21656, filed with the SEC on February 27, 2009).*

10.22	Asset Purchase and Sale Agreement, dated April 1, 2010 by and among United Community Bank and Fletcher International, Inc. and certain affiliates thereof who may become parties thereto as purchasers (incorporated herein by reference to Exhibit 1.1 to United Community Banks, Inc.’s Current Report on Form 8-K, File No. 000-21656, filed with the SEC on April 1, 2010).*

10.23	Securities Purchase Agreement, dated April 1, 2010 between United Community Banks, Inc. and Fletcher International, Ltd. (incorporated herein by reference to Exhibit 1.2 to United Community Banks, Inc.’s Current Report on Form 8-K, File No. 000-21656, filed with the SEC on April 1, 2010).*

10.24	Amendment to Securities Purchase Agreement, dated June 11, 2010 between United Community Banks, Inc. and Fletcher International, Ltd. (incorporated herein by reference to Exhibit 1.1 to United Community Banks, Inc.’s Current Report on Form 8-K, File No. 000-21656, filed with the SEC on June 14, 2010).*

10.25	Share Exchange Agreement dated as of February 22, 2011, by and among United Community Banks, Inc. and Elm Ridge Offshore Master Fund, Ltd and Elm Ridge Value Partners L.P. (incorporated herein by reference to Exhibit 10.25 to United Community Banks, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010, File No. 001-35095, filed with the SEC on March 16, 2011).*

Exhibit No.	Exhibit

10.26	Investment Agreement, dated as of March 16, 2011, between United Community Banks, Inc. and Corsair Georgia, L.P. (incorporated herein by reference to Exhibit 10.1 to United Community Banks, Inc.’s Current Report on Form 8-K, File No. 001-35095, filed with the SEC on March 17, 2011).*

10.27	Form of Subscription Agreement, dated as of March 16, 2011, between United Community Banks, Inc. and each Additional Investor (incorporated herein by reference to Exhibit 10.2 to United Community Banks, Inc.’s Current Report on Form 8-K, File No. 001-35095, filed with the SEC on March 17, 2011).*

10.28	Asset Purchase and Sale Agreement, dated as of April 18, 2011, among United Community Bank, CF Southeast, LLC and CF Southeast Trust 2011-1 (incorporated herein by reference to Exhibit 10.3 to United Community Banks, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2011, File No. 001-35095, filed with the SEC on May 4, 2011).*

10.29	Employment Agreement, dated as of September 14, 2012, between United Community Bank and H. Lynn Harton (incorporated herein by reference to Exhibit 10.1 to United Community Banks, Inc.’s Current Report on Form 8-K, File No. 001-35095, filed with the SEC on September 19, 2012).*

14	Code of Ethical Conduct (incorporated herein by reference to Exhibit 14 to United Community Banks, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 000-21656, filed with the SEC on March 8, 2004).

21	Subsidiaries of United.

23	Consent of Independent Registered Public Accounting Firm

24	Power of Attorney of certain officers and directors of United (included on Signature Page)

31.1	Certification by Jimmy C. Tallent, President and Chief Executive Officer of United Community Banks, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Rex S. Schuette, Executive Vice President and Chief Financial Officer of United Community Banks, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99	TARP Compliance Certification pursuant to 31 C.F.R. Section 30.15.

101.INS**	XBRL Report Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Label Linkbase Document

101.PRE**	XBRL Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K pursuant to Item 15(b) of Form 10-K.
**	Indicates furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, United has duly caused this Report on Form 10-K, to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Blairsville, State of Georgia, on the 1st day of March, 2013.

UNITED COMMUNITY BANKS, INC.

(Registrant)

/s/ Jimmy C. Tallent	/s/ Rex S. Schuette
Jimmy C. Tallent President, Chief Executive Officer and Director (Principal Executive Officer)	Rex S. Schuette Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Alan H. Kumler
Alan H. Kumler Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

POWER OF ATTORNEY AND SIGNATURES

Know all men by these presents, that each person whose signature appears below constitutes and appoints Jimmy C. Tallent and W.C. Nelson, Jr., or either of them, as attorney-in-fact, with each having the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of United and in the capacities set forth and on the 28th day of February, 2013.

/s/ Jimmy C. Tallent	/s/ L. Cathy Cox
Jimmy C. Tallent	L. Cathy Cox
President, Chief Executive Officer and Director	Director
(Principal Executive Officer)

/s/ Steven J. Goldstein
/s/ Rex S. Schuette	Steven J. Goldstein
Rex S. Schuette	Director
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)	/s/ Robert L. Head, Jr.
Robert L. Head, Jr.
/s/ Alan H. Kumler	Director
Alan H. Kumler
Senior Vice President, Controller and Chief Accounting	/s/ Thomas A. Richlovsky
Officer	Thomas A. Richlovsky
(Principal Accounting Officer)	Director

/s/ W.C. Nelson, Jr.	/s/ John D. Stephens
W. C. Nelson, Jr.	John D. Stephens
Chairman of the Board	Director

/s/ Clifford V. Brokaw	/s/ Tim Wallis
Clifford V. Brokaw	Tim Wallis
Director	Director

/s/ Robert Blalock
Robert Blalock
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