Form 10-Q
period 2013-03-31
UNITED COMMUNITY BANKS INC
filed 2013-05-09
CIK 857855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

                                                                                                                              YES ☐  NO ☒

Common stock, par value $1 per share 43,071,080 shares voting and 14,703,636 shares non-voting outstanding as of April 30, 2013.

Part I – Financial Information
Item 1 – Financial Statements

UNITED COMMUNITY BANKS, INC.
Consolidated Statement of Income (Unaudited)

	Three Months Ended
	March 31,
(in thousands, except per share data)	2013	2012
Interest revenue:
Loans, including fees	$50,934	$55,759
Investment securities, including tax exempt of $212 and $250	9,965	13,004
Deposits in banks and short-term investments	870	1,012
Total interest revenue	61,769	69,775
Interest expense:
Deposits:
NOW	454	637
Money market	562	641
Savings	36	37
Time	3,226	6,159
Total deposit interest expense	4,278	7,474
Short-term borrowings	516	1,045
Federal Home Loan Bank advances	19	466
Long-term debt	2,662	2,372
Total interest expense	7,475	11,357
Net interest revenue	54,294	58,418
Provision for loan losses	11,000	15,000
Net interest revenue after provision for loan losses	43,294	43,418
Fee revenue:
Service charges and fees	7,403	7,783
Mortgage loan and other related fees	2,655	2,099
Brokerage fees	767	813
Securities gains, net	116	557
Loss from prepayment of debt	-	(482)
Other	1,885	4,609
Total fee revenue	12,826	15,379
Total revenue	56,120	58,797
Operating expenses:
Salaries and employee benefits	23,592	25,225
Communications and equipment	3,046	3,155
Occupancy	3,367	3,771
Advertising and public relations	938	846
Postage, printing and supplies	863	979
Professional fees	2,366	1,975
Foreclosed property	2,333	3,825
FDIC assessments and other regulatory charges	2,505	2,510
Amortization of intangibles	705	732
Other	4,055	3,937
Total operating expenses	43,770	46,955
Net income before income taxes	12,350	11,842
Income tax expense	585	314
Net income	11,765	11,528
Preferred stock dividends and discount accretion	3,052	3,030
Net income available to common shareholders	$8,713	$8,498
Earnings per common share - basic / diluted	$.15	$.15
Weighted average common shares outstanding - basic / diluted	58,081	57,764

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC.
Consolidated Statement of Comprehensive Income (Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2013			2012
		Tax			Tax
	Before-tax	(Expense)	Net of Tax	Before-tax	(Expense)	Net of Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount

Net income	12,350	(585)	11,765	$11,842	$(314)	$11,528
Other comprehensive income (loss):
Unrealized (losses) gains on available-for-sale securities:
Unrealized holding gains (losses) arising during period	1,641	(621)	1,020	(3,340)	1,299	(2,041)
Reclassification adjustment for gains included in net income	(116)	45	(71)	(557)	217	(340)
Valuation allowance for the change in deferred taxes arising from unrealized gains and losses on available-for-sale securities	—	576	576	—	(1,516)	(1,516)
Net unrealized gains (losses)	1,525	—	1,525	(3,897)	—	(3,897)
Amortization of gains included in net income (loss) on available-for-sale securities transferred to held-to-maturity	(319)	124	(195)	(413)	160	(253)
Valuation allowance for the change in deferred taxes arising from the amortization of gains included in net income (loss) on available-for-sale securities transferred to held-to-maturity	—	(124)	(124)	—	(160)	(160)
Net unrealized losses	(319)	—	(319)	(413)	—	(413)
Amortization of gains included in net income on terminated derivative financial instruments that were previously accounted for as cash flow hedges	(538)	209	(329)	(1,600)	622	(978)
Unrealized losses on derivative financial instruments accounted for as cash flow hedges	430	(167)	263	—	—	—
Valuation allowance for the change in deferred taxes arising from unrealized gains and losses and amortization of gains included in net income on cash flow hedges	—	(42)	(42)	—	(622)	(622)
Net unrealized losses	(108)	—	(108)	(1,600)	—	(1,600)
Net actuarial loss on defined benefit pension plan	(415)	161	(254)	—	—	—
Amortization of prior service cost and actuarial losses included in net periodic pension cost for defined benefit pension plan	132	(51)	81	154	(60)	94
Valuation allowance for the change in deferred taxes arising from reclassification of unamortized prior service cost and actuarial losses and amortization of prior service cost and actuarial losses	—	(110)	(110)		60	60
Net defined benefit pension plan activity	(283)	—	(283)	154	—	154
Total other comprehensive income (loss)	815	—	815	(5,756)	—	(5,756)
Comprehensive income	13,165	(585)	12,580	$6,086	$(314)	$5,772

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC.
Consolidated Balance Sheet (Unaudited)

	March 31,	December 31,	March 31,
(in thousands, except share and per share data)	2013	2012	2012
ASSETS
Cash and due from banks	$57,638	$66,536	$53,147
Interest-bearing deposits in banks	107,390	124,613	139,439
Short-term investments	82,000	60,000	235,000
Cash and cash equivalents	247,028	251,149	427,586
Securities available-for-sale	1,909,426	1,834,593	1,898,815
Securities held-to-maturity (fair value $247,087, $261,131 and $318,490)	231,087	244,184	303,636
Mortgage loans held for sale	18,290	28,821	24,809
Loans, net of unearned income	4,193,560	4,175,008	4,127,566
Less allowance for loan losses	(105,753)	(107,137)	(113,601)
Loans, net	4,087,807	4,067,871	4,013,965
Assets covered by loss sharing agreements with the FDIC	42,096	47,467	72,854
Premises and equipment, net	168,036	168,920	174,419
Bank owned life insurance	82,114	81,867	80,956
Accrued interest receivable	18,302	18,659	20,292
Goodwill and other intangible assets	4,805	5,510	7,695
Foreclosed property	16,734	18,264	31,887
Unsettled securities sales	—	5,763	43,527
Other assets	23,643	29,191	73,252
Total assets	$6,849,368	$6,802,259	$7,173,693
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand	$1,298,425	$1,252,605	$1,101,757
NOW	1,281,454	1,316,453	1,389,016
Money market	1,165,836	1,149,912	1,123,734
Savings	243,347	227,308	214,150
Time:
Less than $100,000	1,019,396	1,055,271	1,207,479
Greater than $100,000	685,174	705,558	796,882
Brokered	332,220	245,033	167,521
Total deposits	6,025,852	5,952,140	6,000,539
Short-term borrowings	51,999	52,574	101,925
Federal Home Loan Bank advances	125	40,125	215,125
Long-term debt	124,825	124,805	120,245
Unsettled securities purchases	—	—	119,565
Accrued expenses and other liabilities	54,349	51,210	36,755
Total liabilities	6,257,150	6,220,854	6,594,154
Commitments and contingencies

Shareholders’ equity:
Preferred stock, $1 par value; 10,000,000 shares authorized;
Series A; $10 stated value; 21,700 shares issued and outstanding	217	217	217
Series B; $1,000 stated value; 180,000 shares issued and outstanding	178,937	178,557	177,451
Series D; $1,000 stated value; 16,613 shares issued and outstanding	16,613	16,613	16,613
Common stock, $1 par value; 100,000,000 shares authorized;
43,063,761, 42,423,870 and 41,688,647 shares issued and outstanding	43,064	42,424	41,689
Common stock, non-voting, $1 par value; 30,000,000 shares authorized;
14,703,636, 15,316,794 and 15,914,209 shares issued and outstanding	14,704	15,317	15,914
Common stock issuable; 133,469, 133,238 and 90,126 shares	2,726	3,119	2,948
Capital surplus	1,059,222	1,057,951	1,056,135
Accumulated deficit	(700,440)	(709,153)	(722,363)
Accumulated other comprehensive loss	(22,825)	(23,640)	(9,065)
Total shareholders’ equity	592,218	581,405	579,539
Total liabilities and shareholders’ equity	$6,849,368	$6,802,259	$7,173,693

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC.
Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)
For the Three Months Ended March 31,

	Preferred Stock				Non-Voting	Common			Accumulated Other
(in thousands, except share	Series	Series	Series	Common	Common	Stock	Capital	Accumulated	Comprehensive
and per share data)	A	B	D	Stock	Stock	Issuable	Surplus	Deficit	Loss	Total
Balance, December 31, 2011	$217	$177,092	$16,613	$41,647	$15,914	$3,233	$1,054,940	$(730,861)	$(3,309)	$575,486
Net income								11,528		11,528
Other comprehensive loss									(5,756)	(5,756)
Common stock issued to
dividend reinvestment plan
and employee benefit plans
(35,648 shares)				36			242			278
Amortization of stock options
and restricted stock awards							585			585
Vesting of restricted stock
(4,397 shares issued,
8,399 shares deferred)				4		(151)	187			40
Deferred compensation plan,
net, including dividend
equivalents						49				49
Shares issued from deferred
compensation plan
(1,502 shares)				2		(183)	181			—
Preferred stock dividends:
Series A								(3)		(3)
Series B		359						(2,608)		(2,249)
Series D								(419)		(419)
Balance, March 31, 2012	$217	$177,451	$16,613	$41,689	$15,914	$2,948	$1,056,135	$(722,363)	$(9,065)	$579,539
Balance, December 31, 2012	$217	$178,557	$16,613	$42,424	$15,317	$3,119	$1,057,951	$(709,153)	$(23,640)	$581,405
Net income								11,765		11,765
Other comprehensive income									815	815
Common stock issued to
dividend reinvestment
plan and to employee
benefit plans (18,170
shares)				18			171			189
Conversion of non-voting
common stock to voting
(613,158 shares)				613	(613)					—
Amortization of stock options
and restricted stock awards							626			626
Vesting of restricted stock,
net of shares surrendered
to cover payroll taxes
(4,042 shares issued,
259 shares deferred)				4			40			44
Deferred compensation plan,
net, including dividend
equivalents						46				46
Shares issued from deferred
compensation plan
(4,521 shares)				5		(439)	434			—
Preferred stock dividends:
Series A								(3)		(3)
Series B		380						(2,630)		(2,250)
Series D								(419)		(419)
Balance, March 31, 2013	$217	$178,937	$16,613	$43,064	$14,704	$2,726	$1,059,222	$(700,440)	$(22,825)	$592,218

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC.
Consolidated Statement of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2013	2012
Operating activities:
Net income	$11,765	$11,528
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	7,505	6,803
Provision for loan losses	11,000	15,000
Stock based compensation	626	585
Securities gains, net	(116)	(557)
Losses and write downs on sales of other real estate owned	1,146	2,204
Loss on prepayment of borrowings	—	482
Changes in assets and liabilities:
Other assets and accrued interest receivable	7,915	(2,612)
Accrued expenses and other liabilities	3,225	646
Mortgage loans held for sale	10,531	(928)
Net cash provided by operating activities	53,597	33,151
Investing activities:
Investment securities held-to-maturity:
Proceeds from maturities and calls	17,501	25,653
Purchases	(4,993)	—
Investment securities available-for-sale:
Proceeds from sales	15,751	61,585
Proceeds from maturities and calls	132,211	142,236
Purchases	(219,349)	(253,229)
Net increase in loans	(36,224)	(41,418)
Funds collected from FDIC under loss sharing agreements	2,452	2,568
Proceeds from sales of premises and equipment	550	14
Purchases of premises and equipment	(2,001)	(1,614)
Proceeds from sale of other real estate	5,726	6,696
Net cash used in investing activities	(88,376)	(57,509)
Financing activities:
Net change in deposits	73,712	(97,444)
Net change in short-term borrowings	(575)	(652)
Proceeds from Federal Home Loan Bank advances	185,000	499,000
Settlement of Federal Home Loan Bank advances	(225,000)	(324,982)
Proceeds from issuance of common stock for dividend reinvestment and employee benefit plans	189	278
Cash dividends on preferred stock	(2,668)	(2,672)
Net cash provided by financing activities	30,658	73,528
Net change in cash and cash equivalents	(4,121)	49,170
Cash and cash equivalents at beginning of period	251,149	378,416
Cash and cash equivalents at end of period	$247,028	$427,586
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$8,025	$12,252
Income taxes	1,659	1,026
Unsettled securities sales	—	43,527
Unsettled securities purchases	—	119,565
Transfers of loans to foreclosed property	6,288	9,534

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1 – Accounting Policies

The accounting and financial reporting policies of United Community Banks, Inc. (“United”) and its subsidiaries conform to accounting principles generally accepted in the United States of America (“GAAP”) and general banking industry practices.  The accompanying interim consolidated financial statements have not been audited.  All material intercompany balances and transactions have been eliminated.  A more detailed description of United’s accounting policies is included in its Annual Report on Form 10-K for the year ended December 31, 2012.

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

Foreclosed property is initially recorded at fair value, less the estimated cost to sell.  If the fair value less the estimated cost to sell at the time of foreclosure is less than the loan balance, the deficiency is charged against the allowance for loan losses.  If the fair value less the estimated cost to sell of the foreclosed property decreases during the holding period, a valuation allowance is established with a charge to operating expenses.  When the foreclosed property is sold, a gain or loss is recognized on the sale for the difference between the sales proceeds and the carrying amount of the property.  Financed sales of foreclosed property are accounted for in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 360-20, Real Estate Sales.

Certain 2012 amounts have been reclassified to conform to the 2013 presentation.  The 2012 reclassifications were not material to the financial statement presentation.

Note 2 –Accounting Standards Updates and Recently Adopted Standards

In January 2013, the FASB issued Accounting Standards Update No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.  This ASU limits the scope of the new balance sheet offsetting disclosures to derivatives, repurchase agreements, and securities lending transactions to the extent that they are (1) offset in the financial statements or (2) subject to an enforceable master netting agreement.  The disclosure requirements were effective for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods.  It did not have a material impact on United’s financial position or results of operations, and resulted in additional disclosures.

In February 2013, the FASB issued Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  The amendments in this update require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component and by the respective line items of net income. The standard was effective for fiscal years, and interim periods within those years, beginning after December 15, 2012.  This guidance did not have a material impact on United’s financial position or results of operations, and resulted in additional disclosures.

There were no Accounting Standards Updates issued by the FASB since the filing of United’s 2012 Annual Report on Form 10-K that were applicable to United.

Note 3 – Offsetting Assets and Liabilities

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

United also enters into derivative transactions that are subject to master netting arrangements; however there were no offsetting positions at March 31, 2013, December 31, 2012 or March 31, 2012.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table presents a summary of amounts outstanding under master netting agreements as of March 31, 2013 and December 31, 2012, and March 31, 2012 (in thousands).

		Gross
	Gross	Amounts		Gross Amounts not Offset
	Amounts of	Offset on the		in the Balance Sheet
	Recognized	Balance	Net Asset	Financial	Collateral
March 31, 2013	Assets	Sheet	Balance	Instruments	Received	Net Amount

Repurchase agreements / reverse repurchase agreements	$332,000	$(250,000)	$82,000	$—	$—	$82,000
Derivatives	602	—	602	—	—	602
Total	$332,602	$(250,000)	$82,602	$—	$—	$82,602
Weighted average interest rate of reverse repurchase agreements	1.28%

		Gross
	Gross	Amounts		Gross Amounts not Offset
	Amounts of	Offset on the	Net	in the Balance Sheet
	Recognized	Balance	Liability	Financial	Collateral
	Liabilities	Sheet	Balance	Instruments	Pledged	Net Amount

Repurchase agreements / reverse repurchase agreements	$250,000	$(250,000)	$—	$—	$—	$—
Derivatives	14,556	—	14,556	—	14,585	—
Total	$264,556	$(250,000)	$14,556	$—	$14,585	$—
Weighted average interest rate of repurchase agreements	.37%

		Gross
	Gross	Amounts		Gross Amounts not Offset
	Amounts of	Offset on the		in the Balance Sheet
	Recognized	Balance	Net Asset	Financial	Collateral
December 31, 2012	Assets	Sheet	Balance	Instruments	Received	Net Amount

Repurchase agreements / reverse repurchase agreements	$325,000	$(265,000)	$60,000	$—	$—	$60,000
Securities lending transactions	50,000	(50,000)	—	—	—	—
Derivatives	658	—	658	—	—	658
Total	$375,658	$(315,000)	$60,658	$—	$—	$60,658
Weighted average interest rate of reverse repurchase agreements	1.18%

		Gross
	Gross	Amounts		Gross Amounts not Offset
	Amounts of	Offset on the	Net	in the Balance Sheet
	Recognized	Balance	Liability	Financial	Collateral
	Liabilities	Sheet	Balance	Instruments	Pledged	Net Amount

Repurchase agreements / reverse repurchase agreements	$265,000	$(265,000)	$—	$—	$—	$—
Securities lending transactions	50,000	(50,000)	—	—	—	—
Derivatives	12,543	—	12,543	—	11,493	1,050
Total	$327,543	$(315,000)	$12,543	$—	$11,493	$1,050
Weighted average interest rate of repurchase agreements	.43%

		Gross
	Gross	Amounts		Gross Amounts not Offset
	Amounts of	Offset on the		in the Balance Sheet
	Recognized	Balance	Net Asset	Financial	Collateral
March 31, 2012	Assets	Sheet	Balance	Instruments	Received	Net Amount

Repurchase agreements / reverse repurchase agreements	$406,000	$(171,000)	$235,000	$—	$—	$235,000
Derivatives	73	—	73	—	—	73
Total	$406,073	$(171,000)	$235,073	$—	$—	$235,073
Weighted average interest rate of reverse repurchase agreements	1.17%

		Gross
	Gross	Amounts		Gross Amounts not Offset
	Amounts of	Offset on the	Net	in the Balance Sheet
	Recognized	Balance	Liability	Financial	Collateral
	Liabilities	Sheet	Balance	Instruments	Pledged	Net Amount

Repurchase agreements / reverse repurchase agreements	$171,000	$(171,000)	$—	$—	$—	$—
Derivatives	2,599	—	2,599	—	2,919	—
Total	$173,599	$(171,000)	$2,599	$—	$2,919	$—
Weighted average interest rate of repurchase agreements	.32%

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 4 – Securities

Realized gains and losses are derived using the specific identification method for determining the cost of securities sold. The following table summarizes securities sales activity for the three month periods ended March 31, 2013 and 2012 (in thousands).

	Three Months Ended
	March 31,
	2013	2012
Proceeds from sales	$15,751	$105,111
Gross gains on sales	$116	$557
Gross losses on sales	—	—
Net gains on sales of securities	$116	$557
Income tax expense attributable to sales	$45	$217

Securities with a carrying value of $1.25 billion, $1.40 billion, and $1.38 billion were pledged to secure public deposits and other secured borrowings at March 31, 2013, December 31, 2012 and March 31, 2012, respectively.  Substantial borrowing capacity remains available under borrowing arrangements with the FHLB with currently pledged securities.

Securities are classified as held-to-maturity when management has the positive intent and ability to hold them until maturity.  Securities held-to-maturity are carried at amortized cost.

The amortized cost, gross unrealized gains and losses and fair value of securities held-to-maturity at March 31, 2013, December 31, 2012 and March 31, 2012 are as follows (in thousands).

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
As of March 31, 2013	Cost	Gains	Losses	Value

State and political subdivisions	$51,768	$5,663	$—	$57,431
Mortgage-backed securities (1)	179,319	10,388	51	189,656

Total	$231,087	$16,051	$51	$247,087

As of December 31, 2012

State and political subdivisions	$51,780	$5,486	$—	$57,266
Mortgage-backed securities (1)	192,404	11,461	—	203,865

Total	$244,184	$16,947	$—	$261,131

As of March 31, 2012

State and political subdivisions	$51,893	$4,413	$—	$56,306
Mortgage-backed securities (1)	251,743	10,441	—	262,184

Total	$303,636	$14,854	$—	$318,490

(1) All are residential type mortgage-backed securities

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The cost basis, unrealized gains and losses, and fair value of securities available-for-sale at March 31, 2013, December 31, 2012 and March 31, 2012 are presented below (in thousands).

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
As of March 31, 2013	Cost	Gains	Losses	Value

State and political subdivisions	$22,711	$1,330	$4	$24,037
Mortgage-backed securities (1)	1,450,645	21,210	3,544	1,468,311
Corporate bonds	190,843	2,035	4,084	188,794
Asset-backed securities	223,827	2,420	377	225,870
Other	2,414	—	—	2,414
Total	$1,890,440	$26,995	$8,009	$1,909,426

As of December 31, 2012

State and political subdivisions	$27,717	$1,354	$19	$29,052
Mortgage-backed securities (1)	1,408,042	22,552	2,092	1,428,502
Corporate bonds	169,783	1,052	7,173	163,662
Asset-backed securities	209,411	1,894	749	210,556
Other	2,821	—	—	2,821
Total	$1,817,774	$26,852	$10,033	$1,834,593

As of March 31, 2012

U.S. Government agencies	$43,593	$286	$90	$43,789
State and political subdivisions	21,490	1,321	3	22,808
Mortgage-backed securities (1)	1,692,446	33,212	590	1,725,068
Corporate bonds	119,154	—	14,568	104,586
Other	2,564	—	—	2,564
Total	$1,879,247	$34,819	$15,251	$1,898,815

(1) All are residential type mortgage-backed securities

The following table summarizes held-to-maturity securities in an unrealized loss position as of March 31, 2013 (thousands).  As of December 31, 2012 and March 31, 2012, there were no held-to-maturity securities in an unrealized loss position.

	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
As of March 31, 2013	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss

Mortgage-backed securities	$4,929	$51	$—	$—	4,929	51
Total unrealized loss position	$4,929	$51	$—	$—	$4,929	$51

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table summarizes available-for-sale securities in an unrealized loss position as of March 31, 2013, December 31, 2012 and March 31, 2012 (in thousands).

	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
As of March 31, 2013	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss

State and political subdivisions	$1,185	$2	$10	$2	$1,195	$4
Mortgage-backed securities	399,263	3,544	—	—	399,263	3,544
Corporate bonds	21,323	145	77,007	3,939	98,330	4,084
Asset-backed securities	72,064	377	—	—	72,064	377
Total unrealized loss position	$493,835	$4,068	$77,017	$3,941	$570,852	$8,009

As of December 31, 2012

State and political subdivisions	$3,674	$17	$10	$2	$3,684	$19
Mortgage-backed securities	326,485	2,092	—	—	326,485	2,092
Corporate bonds	21,248	136	93,903	7,037	115,151	7,173
Asset-backed securities	82,188	749	—	—	82,188	749
Total unrealized loss position	$433,595	$2,994	$93,913	$7,039	$527,508	$10,033

As of March 31, 2012

U.S. Government agencies	$9,905	$90	$—	$—	$9,905	$90
State and political subdivisions	—	—	11	3	11	3
Mortgage-backed securities	405,039	574	21,067	16	426,106	590
Corporate bonds	35,306	2,872	69,230	11,696	104,536	14,568
Total unrealized loss position	$450,250	$3,536	$90,308	$11,715	$540,558	$15,251

At March 31, 2013, there were 68 available-for-sale securities and three held-to-maturity securities that were in an unrealized loss position.  United does not intend to sell nor believes it will be required to sell securities in an unrealized loss position prior to the recovery of their amortized cost basis.  Unrealized losses at March 31, 2013, December 31, 2012 and March 31, 2012 were primarily attributable to changes in interest rates, however the unrealized losses in corporate bonds also reflect downgrades in the underlying securities ratings since the time of acquisition.  The bonds remain above investment grade and United does not consider them to be impaired.

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, among other factors.  In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports.  No impairment charges were recognized during the three months ended March 31, 2013 or 2012.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The amortized cost and fair value of held-to-maturity and available-for-sale securities at March 31, 2013, by contractual maturity, are presented in the following table (in thousands).

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

State and political subdivisions:
Within 1 year	$996	$1,005	$—	$—
1 to 5 years	14,552	15,453	9,858	10,672
5 to 10 years	6,316	6,658	26,481	29,490
More than 10 years	847	921	15,429	17,269
	22,711	24,037	51,768	57,431

Corporate bonds:
1 to 5 years	38,123	38,503	—	—
5 to 10 years	141,961	140,119	—	—
More than 10 years	10,759	10,172	—	—
	190,843	188,794	—	—

Asset-backed securities:
1 to 5 years	32,384	32,405	—	—
5 to 10 years	142,507	143,693	—	—
More than 10 years	48,936	49,772	—	—
	223,827	225,870	—	—

Other:
More than 10 years	2,414	2,414	—	—
	2,414	2,414	—	—

Total securities other than mortgage-backed securities:
Within 1 year	996	1,005	—	—
1 to 5 years	85,059	86,361	9,858	10,672
5 to 10 years	290,784	290,470	26,481	29,490
More than 10 years	62,956	63,279	15,429	17,269

Mortgage-backed securities	1,450,645	1,468,311	179,319	189,656

	$1,890,440	$1,909,426	$231,087	$247,087

Expected maturities may differ from contractual maturities because issuers and borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 5 – Loans and Allowance for Loan Losses

Major classifications of loans as of March 31, 2013, December 31, 2012 and March 31, 2012, are summarized as follows (in thousands).

	March 31,	December 31,	March 31,
	2013	2012	2012

Commercial (secured by real estate)	$1,804,030	$1,813,365	$1,843,207
Commercial & industrial	453,764	458,246	439,496
Commercial construction	152,410	154,769	167,122
Total commercial	2,410,204	2,426,380	2,449,825
Residential mortgage	1,245,975	1,214,203	1,131,248
Residential construction	371,733	381,677	435,375
Consumer installment	165,648	152,748	111,118
Total loans	4,193,560	4,175,008	4,127,566
Less allowance for loan losses	(105,753)	(107,137)	(113,601)
Loans, net	$4,087,807	$4,067,871	$4,013,965

The Bank makes loans and extends credit to individuals and a variety of firms and corporations located primarily in counties in north Georgia, the Atlanta, Georgia metropolitan statistical area, the Gainesville, Georgia metropolitan statistical area, coastal Georgia, western North Carolina, east Tennessee and the Greenville, South Carolina metropolitan statistical area.  Although the Bank has a diversified loan portfolio, a substantial portion of its loan portfolio is collateralized by improved and unimproved real estate and is dependent upon the real estate market.

United considers all loans that are on nonaccrual with a balance of $500,000 or greater and all troubled debt restructurings (“TDRs”) to be impaired.  In addition, United reviews all accruing substandard loans greater than $2 million to determine if the loan is impaired.  A loan is considered impaired when, based on current events and circumstances, it is probable that all amounts due, according to the contractual terms of the loan, will not be collected.  All TDRs are considered impaired regardless of accrual status.  Impairment is measured based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent.  A specific reserve is established for impaired loans for the amount of calculated impairment.  Interest payments received on impaired nonaccrual loans are applied as a reduction of the outstanding principal balance.   For impaired loans not on nonaccrual status, interest is accrued according to the terms of the loan agreement.  Impairment amounts are recorded quarterly and specific reserves are recorded in the allowance for loan losses.

Each quarter, United’s management prepares an analysis of the allowance for loan losses to determine the appropriate balance that measures and quantifies the amount of loss inherent in the loan portfolio.  The allowance is comprised of specific reserves which are determined as described above, general reserves which are determined based on historical loss experience as adjusted for current trends and economic conditions and an unallocated portion.  United uses eight quarters of historical loss experience weighted toward the most recent quarters to determine the loss factors to be used.  Eight quarters has been determined to be an appropriate time period as it is recent enough to be relevant to current conditions and covers a length of time sufficient to normalize for nonrecurring and unusual activity that might otherwise influence a shorter time period.  The weighted average is calculated by multiplying each quarter’s annualized historical net charge-off rate by 1 through 8, with 8 representing the most recent quarter and 1 representing the oldest quarter.  United uses annualized charge-off rates under the broad assumption that losses inherent in the loan portfolio will generally be resolved within twelve months.  Problem loans that are not resolved within twelve months are generally larger loans that are more complex in nature requiring more time to either rehabilitate or work out of the bank.  These credits are subject to impairment testing and specific reserves.

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

The following table presents the balance and activity in the allowance for loan losses by portfolio segment and the recorded investment in loans by portfolio segment based on the impairment method as of March 31, 2013, December 31, 2012 and March 31, 2012 (in thousands).

	Commercial
	(Secured by	Commercial	Commercial	Residential	Residential	Consumer
Three Months Ended March 31, 2013	Real Estate)	& Industrial	Construction	Mortgage	Construction	Installment	Unallocated	Total
Allowance for loan losses:
Beginning balance	$27,847	$5,537	$8,389	$26,642	$26,662	$2,747	$9,313	$107,137
Charge-offs	(5,454)	(1,823)	(45)	(2,356)	(2,982)	(707)	—	(13,367)
Recoveries	211	322	49	209	9	183	—	983
Provision	7,804	1,590	(285)	2,433	(363)	(131)	(48)	11,000
Ending balance	$30,408	$5,626	$8,108	$26,928	$23,326	$2,092	$9,265	$105,753
Ending allowance attributable to loans:
Individually evaluated for impairment	$5,089	$1,026	$2,093	$1,804	$1,945	$14	$—	$11,971
Collectively evaluated for impairment	25,319	4,600	6,015	25,124	21,381	2,078	9,265	93,782
Total ending allowance balance	$30,408	$5,626	$8,108	$26,928	$23,326	$2,092	$9,265	$105,753
Loans:
Individually evaluated for impairment	$86,978	$50,347	$38,970	$22,156	$31,936	$407	$—	$230,794
Collectively evaluated for impairment	1,717,052	403,417	113,440	1,223,819	339,797	165,241	—	3,962,766
Total loans	$1,804,030	$453,764	$152,410	$1,245,975	$371,733	$165,648	$—	$4,193,560
Year Ended December 31, 2012
Allowance for loan losses:
Ending allowance attributable to loans:
Individually evaluated for impairment	$6,106	$490	$2,239	$2,165	$625	$19	$—	$11,644
Collectively evaluated for impairment	21,741	5,047	6,150	24,477	26,037	2,728	9,313	95,493
Total ending allowance balance	$27,847	$5,537	$8,389	$26,642	$26,662	$2,747	$9,313	$107,137
Loans:
Individually evaluated for impairment	$104,409	$51,501	$40,168	$22,247	$34,055	$430	$—	$252,810
Collectively evaluated for impairment	1,708,956	406,745	114,601	1,191,956	347,622	152,318	—	3,922,198
Total loans	$1,813,365	$458,246	$154,769	$1,214,203	$381,677	$152,748	$—	$4,175,008
Three Months Ended March 31, 2012
Beginning balance	$31,644	$5,681	$6,097	$29,076	$30,379	$2,124	$9,467	$114,468
Charge-offs	(3,928)	(756)	(364)	(5,767)	(5,629)	(753)	—	(17,197)
Recoveries	231	87	30	392	315	275	—	1,330
Provision	2,667	460	3,820	3,655	4,408	252	(262)	15,000
Ending balance	$30,614	$5,472	$9,583	$27,356	$29,473	$1,898	$9,205	$113,601
Ending allowance attributable to loans:
Individually evaluated for impairment	$7,654	$1,122	$1,920	$2,254	$3,236	$63	$—	$16,249
Collectively evaluated for impairment	22,960	4,350	7,663	25,102	26,237	1,835	9,205	97,352
Total ending allowance balance	$30,614	$5,472	$9,583	$27,356	$29,473	$1,898	$9,205	$113,601
Loans:
Individually evaluated for impairment	$117,999	$60,568	$46,549	$21,525	$47,048	$331	$—	$294,020
Collectively evaluated for impairment	1,725,208	378,928	120,573	1,109,723	388,327	110,787	—	3,833,546
Total loans	$1,843,207	$439,496	$167,122	$1,131,248	$435,375	$111,118	$—	$4,127,566

When a loan officer determines that a loan is uncollectible, he or she is responsible for recommending to the local bank president that the loan be charged off. Full or partial charge-offs may also be recommended by the Collections Department, the Special Assets Department and the Foreclosure / OREO department. Nonaccrual loans that are collateral dependent are generally charged down to 80% of the appraised value of the underlying collateral at the time they are placed on nonaccrual status.

A committee consisting of the Chief Risk Officer, Senior Risk Officer and the Senior Credit Officers meets monthly to review charge-offs that have occurred during the previous month. The 10 largest charge-offs are reported quarterly to the Board of Directors.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Generally, closed-end retail loans (installment and residential mortgage loans) past due 120 cumulative days are charged-off unless the loan is well secured and in process of collection (within the next 90 days). Open-end (revolving) retail loans which are past due 180 cumulative days from their contractual due date are generally charged-off.

At March 31, 2013, December 31, 2012 and March 31, 2012, loans with a carrying value of $1.94 billion, $1.90 billion and $1.58 billion, respectively, were pledged as collateral to secure FHLB advances and other contingent funding sources.

The average balances of impaired loans and income recognized on impaired loans while they were considered impaired is presented below for the three months ended March 31, 2013 and 2012 (in thousands).

	Three Months Ended March 31,
	2013			2012
		Interest			Interest
		Revenue	Cash Basis		Revenue	Cash Basis
		Recognized	Interest		Recognized	Interest
	Average	During	Revenue	Average	During	Revenue
	Balance	Impairment	Received	Balance	Impairment	Received
Commercial (secured by real estate)	$91,631	$946	$1,000	$117,551	$1,251	$1,341
Commercial & industrial	43,694	156	629	43,249	118	610
Commercial construction	39,208	151	232	40,759	267	457
Total commercial	174,533	1,253	1,861	201,559	1,636	2,408
Residential mortgage	20,414	241	223	24,262	225	261
Residential construction	40,592	326	428	54,467	401	518
Consumer installment	276	6	6	338	5	5
Total	$235,815	$1,826	$2,518	$280,626	$2,267	$3,192

The following table presents loans individually evaluated for impairment by class of loans as of March 31, 2013, December 31, 2012 and March 31, 2012 (in thousands).

	March 31, 2013			December 31, 2012			March 31, 2012
			Allowance			Allowance			Allowance
	Unpaid		for Loan	Unpaid		for Loan	Unpaid		for Loan
	Principal	Recorded	Losses	Principal	Recorded	Losses	Principal	Recorded	Losses
	Balance	Investment	Allocated	Balance	Investment	Allocated	Balance	Investment	Allocated
With no related allowance recorded:
Commercial (secured by real estate)	$50,386	$37,202	$—	$74,066	$62,609	$—	$91,399	$82,593	$—
Commercial & industrial	73,196	46,895	—	74,572	49,572	—	81,896	56,896	—
Commercial construction	23,486	16,703	—	23,938	17,305	—	30,188	27,295	—
Total commercial	147,068	100,800	—	172,576	129,486	—	203,483	166,784	—
Residential mortgage	7,762	6,306	—	10,336	8,383	—	15,375	13,041	—
Residential construction	19,026	15,223	—	35,439	19,093	—	44,018	28,477	—
Consumer installment	—	—	—	—	—	—	—	—	—
Total with no related allowance recorded	173,856	122,329	—	218,351	156,962	—	262,876	208,302	—
With an allowance recorded:
Commercial (secured by real estate)	52,363	49,777	5,089	44,395	41,800	6,106	36,536	35,406	7,654
Commercial & industrial	3,562	3,451	1,026	2,170	1,929	490	3,672	3,672	1,122
Commercial construction	23,150	22,267	2,093	23,746	22,863	2,239	20,056	19,254	1,920
Total commercial	79,075	75,495	8,208	70,311	66,592	8,835	60,264	58,332	10,696
Residential mortgage	16,104	15,850	1,804	14,267	13,864	2,165	9,255	8,484	2,254
Residential construction	17,244	16,713	1,945	15,412	14,962	625	19,235	18,571	3,236
Consumer installment	420	407	14	441	430	19	340	331	63
Total with an allowance recorded	112,843	108,465	11,971	100,431	95,848	11,644	89,094	85,718	16,249
Total	$286,699	$230,794	$11,971	$318,782	$252,810	$11,644	$351,970	$294,020	$16,249

There were no loans more than 90 days past due and still accruing interest at March 31, 2013, December 31, 2012 or March 31, 2012. Nonaccrual loans include both homogeneous loans that are collectively evaluated for impairment and individually evaluated impaired loans. United’s policy is to place loans on nonaccrual status when, in the opinion of management, the principal and interest on a loan is not likely to be repaid in accordance with the loan terms or when the loan becomes 90 days past due and is not well secured and in the process of collection. When a loan is classified on nonaccrual status, interest previously accrued but not collected is reversed against current interest revenue. Principal and interest payments received on a nonaccrual loan are applied to reduce outstanding principal.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table presents the recorded investment (unpaid principal less amounts charged-off) in nonaccrual loans by loan class as of March 31, 2013, December 31, 2012 and March 31, 2102 (in thousands).

	Nonaccrual Loans
	March 31,	December 31,	March 31,
	2013	2012	2012
Commercial (secured by real estate)	$17,304	$22,148	$26,081
Commercial & industrial	29,545	31,817	36,314
Commercial construction	22,359	23,843	23,319
Total commercial	69,208	77,808	85,714
Residential mortgage	11,817	12,589	18,741
Residential construction	14,592	18,702	24,341
Consumer installment	389	795	908
Total	$96,006	$109,894	$129,704

Balance as a percentage of unpaid principal	66.3%	69.5%	70.6%

The following table presents the aging of the recorded investment in past due loans as of March 31, 2013, December 31, 2012 and March 31, 2012 by class of loans (in thousands).

	Loans Past Due				Loans Not
As of March 31, 2013	30 - 59 Days	60 - 89 Days	> 90 Days	Total	Past Due	Total
Commercial (secured by real estate)	$7,402	$2,304	$5,750	$15,456	$1,788,574	$1,804,030
Commercial & industrial	1,485	419	219	2,123	451,641	453,764
Commercial construction	856	—	5,530	6,386	146,024	152,410
Total commercial	9,743	2,723	11,499	23,965	2,386,239	2,410,204
Residential mortgage	11,899	2,667	4,159	18,725	1,227,250	1,245,975
Residential construction	2,310	2,371	2,373	7,054	364,679	371,733
Consumer installment	682	152	109	943	164,705	165,648
Total loans	$24,634	$7,913	$18,140	$50,687	$4,142,873	$4,193,560
As of December 31, 2012
Commercial (secured by real estate)	$8,106	$3,232	$7,476	$18,814	$1,794,551	$1,813,365
Commercial & industrial	1,565	429	867	2,861	455,385	458,246
Commercial construction	2,216	—	4,490	6,706	148,063	154,769
Total commercial	11,887	3,661	12,833	28,381	2,397,999	2,426,380
Residential mortgage	12,292	2,426	4,848	19,566	1,194,637	1,214,203
Residential construction	2,233	1,934	5,159	9,326	372,351	381,677
Consumer installment	1,320	245	289	1,854	150,894	152,748
Total loans	$27,732	$8,266	$23,129	$59,127	$4,115,881	$4,175,008
As of March 31, 2012
Commercial (secured by real estate)	$6,777	$3,219	$14,461	$24,457	$1,818,750	$1,843,207
Commercial & industrial	1,930	244	2,905	5,079	434,417	439,496
Commercial construction	256	55	8,620	8,931	158,191	167,122
Total commercial	8,963	3,518	25,986	38,467	2,411,358	2,449,825
Residential mortgage	14,540	5,223	9,103	28,866	1,102,382	1,131,248
Residential construction	7,462	1,584	11,201	20,247	415,128	435,375
Consumer installment	961	248	346	1,555	109,563	111,118
Total loans	$31,926	$10,573	$46,636	$89,135	$4,038,431	$4,127,566

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

As of March 31, 2013, December 31, 2012, and March 31, 2012, $8.12 million, $9.50 million and $12.2 million of specific reserves were allocated to customers whose loan terms have been modified in TDRs. United committed to lend additional amounts totaling up to $613,000, $689,000, and $891,000 as of March 31, 2013, December 31, 2012 and March 31, 2012, respectively, to customers with outstanding loans that are classified as TDRs.

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

The following table presents additional information on TDRs including the number of loan contracts restructured and the pre- and post-modification recorded investment as of March 31, 2013, December 31, 2012 and March 31, 2012 (dollars in thousands).

	March 31, 2013			December 31, 2012			March 31, 2012
		Pre-	Post-		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification		Modification	Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded	of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment	Contracts	Investment	Investment
Commercial (sec by RE)	97	$80,618	$74,675	96	$80,261	$75,340	92	$83,230	$79,844
Commercial & industrial	41	8,944	8,834	32	7,492	7,250	26	3,487	3,487
Commercial construction	25	36,491	32,614	25	37,537	33,809	16	35,184	34,066
Total commercial	163	126,053	116,123	153	125,290	116,399	134	121,901	117,397
Residential mortgage	120	19,901	19,023	117	20,323	19,296	99	15,718	14,832
Residential construction	71	25,651	23,345	67	25,822	23,786	63	27,128	25,948
Consumer installment	46	282	269	51	1,292	1,282	40	340	330
Total loans	400	$171,887	$158,760	388	$172,727	$160,763	336	$165,087	$158,507

Loans modified under the terms of a TDR during the three months ended March 31, 2013 and 2012 are presented in the table below. In addition, the following table presents loans modified under the terms of a TDR that became 90 days or more delinquent during the three months ended March 31, 2013 and 2012 that were initially restructured within one year prior to the three months ended March 31, 2013 and 2012 (dollars in thousands).

				Troubled Debt Restructurings
				Modified Within the Previous
				Twelve Months that Have
		Pre-	Post-	Subsequently Defaulted During
		Modification	Modification	the Three Months Ended
New Troubled Debt		Outstanding	Outstanding	March 31, 2013
Restructurings for the Three	Number of	Recorded	Recorded	Number of	Recorded
Months Ended March 31, 2013	Contracts	Investment	Investment	Contracts	Investment
Commercial (secured by real estate)	8	$3,568	$3,568	$1	$432
Commercial & industrial	9	815	709	1	35
Commercial construction	—	—	—	2	1,454
Total commercial	17	4,383	4,277	4	1,921
Residential mortgage	11	2,115	2,115	1	68
Residential construction	5	784	655	2	117
Consumer installment	4	21	21	3	20
Total loans	37	$7,303	$7,068	10	$2,126

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

				Troubled Debt Restructurings
				Modified Within the Previous
				Twelve Months that Have
		Pre-	Post-	Subsequently Defaulted During
		Modification	Modification	the Three Months Ended
New Troubled Debt		Outstanding	Outstanding	March 31, 2012
Restructurings for the Three	Number of	Recorded	Recorded	Number of	Recorded
Months Ended March 31, 2012	Contracts	Investment	Investment	Contracts	Investment

Commercial (secured by real estate)	24	$15,099	$13,741	$—	$—
Commercial & industrial	10	2,724	2,724	1	43
Commercial construction	7	20,781	20,781	2	4,174
Total commercial	41	38,604	37,246	3	4,217
Residential mortgage	24	5,279	5,273	3	373
Residential construction	14	3,751	3,189	3	1,476
Consumer installment	7	60	55	—	—
Total loans	86	$47,694	$45,763	9	$6,066

Collateral dependent TDRs that subsequently default or are otherwise placed on nonaccrual are charged down to the fair value of the collateral consistent with United’s policy for nonaccrual loans. Impairment on TDRs that are not collateral dependent continues to be measured on discounted cash flows regardless of whether the loan has subsequently defaulted.

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

Loss. Loans categorized as Loss have the same characteristics as Doubtful; however, probability of loss is certain. Loans classified as Loss are charged-off.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Loans listed as not rated are generally deposit account overdrafts that have not been assigned a grade.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

As of March 31, 2013, December 31, 2012 and March 31, 2012, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands).

			Substandard		Doubtful /
As of March 31, 2013	Pass	Watch	Performing	Nonaccrual	Loss	Not Rated	Total
Commercial (secured by real estate)	$1,593,193	$65,413	$128,120	$17,304	$—	$—	$1,804,030
Commercial & industrial	396,363	6,775	20,320	29,545	—	761	453,764
Commercial construction	104,413	7,176	18,462	22,359	—	—	152,410
Total commercial	2,093,969	79,364	166,902	69,208	—	761	2,410,204
Residential mortgage	1,139,249	30,806	64,103	11,817	—	—	1,245,975
Residential construction	296,029	23,230	37,882	14,592	—	—	371,733
Consumer installment	161,577	888	2,794	389	—	—	165,648
Total loans	$3,690,824	$134,288	$271,681	$96,006	$—	$761	$4,193,560
As of December 31, 2012
Commercial (secured by real estate)	$1,592,677	$80,997	$117,543	$22,148	$—	$—	$1,813,365
Commercial & industrial	401,606	5,404	18,477	31,817	—	942	458,246
Commercial construction	104,296	7,345	19,285	23,843	—	—	154,769
Total commercial	2,098,579	93,746	155,305	77,808	—	942	2,426,380
Residential mortgage	1,102,746	33,689	65,179	12,589	—	—	1,214,203
Residential construction	292,264	32,907	37,804	18,702	—	—	381,677
Consumer installment	147,214	1,086	3,653	795	—	—	152,748
Total loans	$3,640,803	$161,428	$261,941	$109,894	$—	$942	$4,175,008
As of March 31, 2012
Commercial (secured by real estate)	$1,586,934	$96,352	$133,840	$26,081	$—	$—	$1,843,207
Commercial & industrial	381,098	4,126	17,217	36,314	—	741	439,496
Commercial construction	99,825	20,722	23,256	23,319	—	—	167,122
Total commercial	2,067,857	121,200	174,313	85,714	—	741	2,449,825
Residential mortgage	995,981	40,790	75,736	18,741	—	—	1,131,248
Residential construction	298,592	48,168	64,274	24,341	—	—	435,375
Consumer installment	106,124	1,476	2,610	908	—	—	111,118
Total loans	$3,468,554	$211,634	$316,933	$129,704	$—	$741	$4,127,566

Note 6 – Foreclosed Property

Major classifications of foreclosed properties at March 31, 2013, December 31, 2012 and March 31, 2012 are summarized as follows (in thousands).

	March 31,	December 31,	March 31,
	2013	2012	2012
Commercial real estate	$6,658	$6,368	$11,463
Commercial construction	3,027	2,204	3,266
Total commercial	9,685	8,572	14,729
Residential mortgage	3,768	5,192	6,757
Residential construction	8,260	11,454	28,147
Total foreclosed property	21,713	25,218	49,633
Less valuation allowance	(4,979)	(6,954)	(17,746)
Foreclosed property, net	$16,734	$18,264	$31,887
Balance as a percentage of original loan unpaid principal	45.0%	39.7%	36.1%

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Activity in the valuation allowance for foreclosed property for the three months ended March 31, 2013 and 2012 is presented in the following table (in thousands).

	Three Months Ended
	March 31,
	2013	2012
Balance at beginning of year	$6,954	$18,982
Additions charged to expense	1,041	2,111
Disposals	(3,016)	(3,347)
Balance at end of period	$4,979	$17,746

Expenses related to foreclosed assets for the three months ended March 31, 2013 and 2012 is presented in the following table (in thousands).

	Three Months Ended
	March 31,
	2013	2012
Net loss on sales	$105	$93
Provision for unrealized losses	1,041	2,111
Operating expenses	1,187	1,621
Total foreclosed property expense	$2,333	$3,825

Note 7 – Reclassifications Out of Accumulated Other Comprehensive Income
The following table presents the details regarding amounts reclassified out of accumulated other comprehensive income for the three months ended March 31, 2013 and 2012 (in thousands).

	For the Three Months Ended March 31, 2013
	Amounts
	Reclassified from
	Accumulated
	Other
Details about Accumulated Other Comprehensive	Comprehensive	Affected Line Item in the Statement Where
Income Components	Income	Net Income is Presented
Unrealized (losses) gains on available-for-sale securities:
	$(116)	Securities gains, net
Amortization of gains included in net income on available-for-sale securities transferred to held to maturity:
	$(319)	Investment Securities Interest Revenue
Gains included in net income on derivative financial instruments accounted for as cash flow hedges:
Interest Rate Contracts	$(537)	Loan Interest Revenue
Interest Rate Contracts	(1)	Other Fee Revenue
	$(538)
Amortization of prior service cost and actuarial losses included in net periodic pension cost for defined benefit pension plan
Prior Service Cost	$90	Salaries and Employee Benefits Expense
Net gain/loss	42	Salaries and Employee Benefits Expense
	$132

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 8 – Earnings Per Share

United is required to report on the face of the consolidated statement of income, earnings per common share with and without the dilutive effects of potential common stock issuances from instruments such as options, convertible securities and warrants. Basic earnings per common share is based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per common share.

During the three months ended March 31, 2013 and 2012, United accrued dividends on preferred stock, including accretion of discounts, as shown in the following table (in thousands).

	Three Months Ended
	March 31,
	2013	2012
Series A - 6% fixed	$3	$3
Series B - 5% fixed until December 6, 2013, 9% thereafter	2,630	2,608
Series D - LIBOR plus 9.6875%, resets quarterly	419	419
Total preferred stock dividends	$3,052	$3,030

All preferred stock dividends are payable quarterly.
Series B preferred stock was issued at a discount. Dividend amounts shown include discount accretion for each period.

The preferred stock dividends were subtracted from net income in order to arrive at net income available to common shareholders. There were no dilutive securities outstanding for the three months ended March 31, 2013 and 2012.

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2013 and 2012 (in thousands, except per share data).

	Three Months Ended
	March 31,
	2013	2012
Net loss available to common shareholders	$8,713	$8,498

Weighted average shares outstanding:
Basic	58,081	57,764
Effect of dilutive securities
Convertible securities	—	—
Stock options	—	—
Warrants	—	—
Diluted	58,081	57,764
Loss per common share:
Basic	$.15	$.15
Diluted	$.15	$.15

At March 31, 2013, United had the following potentially dilutive stock options and warrants outstanding: a warrant to purchase 219,909 common shares at $61.40 per share issued to the U.S. Treasury in conjunction with the issuance of United’s fixed rate cumulative preferred perpetual stock, Series B; 129,670 common shares issuable upon exercise of warrants attached to trust preferred securities with an exercise price of $100 per share; 476,311 common shares issuable upon exercise of stock options granted to employees with a weighted average exercise price of $97.85; 497,800 shares issuable upon completion of vesting of restricted stock awards; 1,411,765 common shares issuable upon exercise of warrants exercisable at a price equivalent to $21.25 per share granted to Fletcher International Ltd. (“Fletcher”) in connection with a 2010 asset purchase and sale agreement; and 1,551,126 common shares issuable upon exercise of warrants granted in connection with United’s tax benefits preservation plan, exercisable at $12.50 per share.

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

The table below presents the fair value of United’s derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of March 31, 2013, December 31, 2012 and March 31, 2012 (in thousands).

Derivatives accounted for as hedges under ASC 815
		Fair Value
	Balance Sheet	March 31,	December 31,	March 31,
Interest Rate Products	Location	2013	2012	2012
Asset derivatives	Other assets	$21	$23	$—
Liability derivatives	Other liabilities	$13,964	$11,900	$2,526

Derivatives not accounted for as hedges under ASC 815

		Fair Value
	Balance Sheet	March 31,	December 31,	March 31,
Interest Rate Products	Location	2013	2012	2012
Asset derivatives	Other assets	$581	$635	$73
Liability derivatives	Other liabilities	$592	$643	$73

Derivative contracts that are not accounted for as hedges under ASC 815, Derivatives and Hedging are between United and certain commercial loan customers with offsetting positions to dealers under a back-to-back swap program.

Cash Flow Hedges of Interest Rate Risk

United’s objectives in using interest rate derivatives are to add stability to net interest revenue and to manage its exposure to interest rate movements. To accomplish this objective, United primarily uses interest rate swaps as part of its interest rate risk management strategy. At March 31, 2013, United’s interest rate swaps designated as cash flow hedges involve the payment of fixed-rate amounts to a counterparty in exchange for United receiving variable-rate payments over the life of the agreements without exchange of the underlying notional amount. United’s current cash flow hedges are for the purpose of converting variable rate deposits and wholesale borrowings to a fixed rate to protect United in a rising rate environment. The swaps are forward starting and do not become effective until 2014. United had five swap contracts outstanding with a total notional amount of $400 million that were designated as cash flow hedges of brokered deposits at March 31, 2013 and December 31, 2012. United had no active derivative contracts outstanding at March 31, 2012, that were designated as cash flow hedges of interest rate risk.

The effective portion of changes in the fair value of derivatives designated as, and that qualify as, cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense when the swaps become effective in 2014 as interest payments are made on United’s LIBOR based variable-rate wholesale borrowings and indexed deposit accounts. At March 31, 2013, a portion of the amount included in other comprehensive income represents deferred gains from terminated cash flow hedges where the forecasted hedging transaction is expected to remain effective over the remaining unexpired term of the original contract.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Such gains are being deferred and recognized over the remaining life of the contract on a straight line basis. During the three months ended March 31, 2013 and 2012, United accelerated the reclassification of $1,000 and $81,000, respectively, in gains from terminated positions as a result of the forecasted transactions becoming probable not to occur. During the next twelve months, United estimates that the remaining $365,000 of the deferred gains on terminated cash flow hedging positions will be reclassified as an increase to loan interest revenue. In addition, United’s forward starting active cash flow hedges of floating rate liabilities will begin to become effective over the next twelve months. United expects that $83,000 will be reclassified as an increase to deposit interest expense over the next twelve months related to these cash flow hedges.

Fair Value Hedges of Interest Rate Risk

United is exposed to changes in the fair value of certain of its fixed rate obligations due to changes in interest rates. United uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in interest rates. Interest rate swaps designated as fair value hedges involve the receipt of fixed-rate or variable rate amounts from a counterparty in exchange for United making variable rate or fixed rate payments over the life of the agreements without the exchange of the underlying notional amount. At March 31, 2013, United had 18 interest rate swaps with an aggregate notional amount of $220 million that were designated as fair value hedges of interest rate risk. Two of the interest rate swaps outstanding at March 31, 2013 with an aggregate notional amount of $21 million were receive-variable / pay-fixed swaps that were used for the purpose of hedging changes in the fair value of fixed rate corporate bonds resulting from changes in interest rates. The other 16 were pay-variable / receive-fixed swaps hedging changes in fair value of fixed rate brokered time deposits resulting from changes in interest rates. As of March 31, 2012, United had four interest rate swaps with an aggregate notional amount of $64.5 million that were designated as fair value hedges.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. United includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related derivatives. During the three months ended March 31, 2013 and 2012, United recognized net losses of $86,000 and net gains of $34,000, respectively, related to ineffectiveness of the fair value hedging relationships. United also recognized a net reduction of interest expense of $1.06 million and $278,000 for the three months ended March 31, 2013 and 2012, respectively, related to United’s fair value hedges of brokered time deposits, which includes net settlements on the derivatives. United recognized a $12,000 reduction of interest revenue on securities during the first quarter of 2013 related to United’s fair value hedges of corporate bonds.

Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement

The tables below present the effect of United’s derivative financial instruments on the consolidated statement of operations for the three months ended March 31, 2013 and 2012.

Derivatives in Fair Value Hedging Relationships (in thousands).

Location of Gain (Loss)	Amount of Gain (Loss) Recognized in		Amount of Gain (Loss) Recognized in
Recognized in Income	Income on Derivative		Income on Hedged Item
on Derivative	2013	2012	2013	2012
Three Months Ended March 31,
Other fee revenue	$(2,076)	$(1,264)	$1,990	$1,298

Derivatives in Cash Flow Hedging Relationships (in thousands).

	Amount of Gain (Loss)
	Recognized in Other
	Comprehensive Income on		Gain (Loss) Reclassified from Accumulated Other
	Derivative (Effective Portion)		Comprehensive Income into Income (Effective Portion)
	2013	2012	Location	2013	2012
Three Months Ended March 31,
			Interest revenue	$538	$1,519
			Other income	1	81
Interest rate products	$430	$—	Total	$539	$1,600

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Other Derivatives Not Accounted for as Hedges (in thousands).

Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income on Customer Derivatives
on Derivative	2013	2012

Three Months Ended March 31,
Other fee revenue	$252	$69

Credit-risk-related Contingent Features

United manages its credit exposure on derivatives transactions by entering into a bilateral credit support agreement with each counterparty.  The credit support agreements require collateralization of exposures beyond specified minimum threshold amounts.  The details of these agreements, including the minimum thresholds, vary by counterparty.  As of March 31, 2013, collateral totaling $14.6 million was pledged toward derivatives in a liability position.

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

Change in Valuation Methodology

As of January 1, 2013, United changed its valuation methodology for over-the-counter derivatives to discount cash flows based on Overnight Index Swap (“OIS”) rates.  Fully collateralized trades are discounted using OIS with no additional economic adjustments to arrive at fair value.  Uncollateralized or partially collateralized trades are also discounted at OIS, but include appropriate economic adjustments for funding costs (i.e. LIBOR-OIS basis adjustment to approximate uncollateralized cost of funds) and credit risk.  United changed its methodology to better align its inputs, assumptions and pricing methodologies with those used in its principal market by most dealers and major market participants.  The changes in valuation methodology are applied prospectively as a change in accounting estimate and are not material to United’s financial position or results of operations.

Note 10 – Stock-Based Compensation

United has an equity compensation plan that allows for grants of incentive stock options, nonqualified stock options, restricted stock and restricted stock unit awards (also referred to as “nonvested stock” awards), stock awards, performance share awards or stock appreciation rights.  Options granted under the plan can have an exercise price no less than the fair market value of the underlying stock at the date of grant.  The general terms of the plan include a vesting period (usually four years) with an exercisable period not to exceed ten years.  Certain option and restricted stock and restricted stock unit awards provide for accelerated vesting if there is a change in control (as defined in the plan).  As of March 31, 2013, 1,194,000 additional awards could be granted under the plan. Through March 31, 2013, incentive stock options, nonqualified stock options, restricted stock and restricted stock unit awards, base salary stock grants and performance share awards have been granted under the plan.

The following table shows stock option activity for the first three months of 2013.

			Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinisic
		Average Exercise	Contractual	Value
Options	Shares	Price	Term (Years)	($000)

Outstanding at December 31, 2012	482,528	$97.73
Forfeited	(859)	30.11
Expired	(5,358)	98.55
Outstanding at March 31, 2013	476,311	97.85	3.1	$1

Exercisable at March 31, 2013	456,514	101.07	2.9	—

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The fair value of each option is estimated on the date of grant using the Black-Scholes model.  No stock options were granted during the three month period ended March 31, 2013.  Recent decreases in United’s stock price have rendered most of its outstanding options severely out of the money and potentially worthless to the grantee.  Therefore, historical exercise patterns do not provide a reasonable basis for determining the expected life of new option grants.  United therefore uses the formula provided by the SEC in Staff Accounting Bulletin No. 107 to determine the expected life of options.  No options were granted during the three months ended March 31, 2013 and 2012.

Compensation expense relating to stock options of $64,000 and $180,000 was included in earnings for the three months ended March 31, 2013 and 2012, respectively.  The amount of compensation expense for both periods was determined based on the fair value of the options at the time of grant, multiplied by the number of options granted that are expected to vest, which was then amortized over the vesting period.  The forfeiture rate for options is estimated to be approximately 3% per year.  No options were exercised during the first three months of 2013 or 2012.

The table below presents the activity in restricted stock and restricted stock unit awards for the first three months of 2013.

		Weighted-
		Average Grant-
Restricted Stock	Shares	Date Fair Value

Outstanding at December 31, 2012	485,584	$10.72
Granted	21,517	10.26
Excercised	(4,301)	14.03
Cancelled	(5,000)	10.25
Outstanding at March 31, 2013	497,800	10.68

Vested at March 31, 2013	43,100	21.98

Compensation expense for restricted stock and restricted stock units is based on the fair value of restricted stock and restricted stock unit awards at the time of grant, which is equal to the value of United’s common stock on the date of grant.  The value of restricted stock and restricted stock unit grants that are expected to vest is amortized into expense over the vesting period.  For the three months ended March 31, 2013 and 2012, compensation expense of $445,000 and $405,000, respectively, was recognized related to restricted stock and restricted stock unit awards.  In addition, for the three months ended March 31, 2013, $17,000 was recognized in other operating expense for restricted stock units granted to members of United’s board of directors.  The total intrinsic value of restricted stock and restricted stock units was $5.65 million at March 31, 2013.

As of March 31, 2013, there was $2.85 million of unrecognized compensation cost related to non-vested stock options and restricted stock and restricted stock unit awards granted under the plan.  That cost is expected to be recognized over a weighted-average period of 1.76 years.  The aggregate grant date fair value of options and restricted stock and restricted stock unit awards that vested during the three months ended March 31, 2013, was $461,000.

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

United’s 401(k) retirement plan regularly purchases shares of United’s common stock directly from United.  In addition, United has an Employee Stock Purchase Program (“ESPP”) that allows eligible employees to purchase shares of common stock at a 5% discount, with no commission charges.  For the three months ended March 31, 2013 and 2012, United issued 18,170 and 35,648 shares, respectively, and increased capital by $189,000 and $278,000, respectively, through these programs.

United offers its common stock as an investment option in its deferred compensation plan.  The common stock component of the deferred compensation plan is accounted for as an equity instrument and is reflected in the consolidated financial statements as common stock issuable.  The deferred compensation plan does not allow for diversification once an election is made to invest in United stock and settlement must be accomplished in shares at the time the deferral period is completed. At March 31, 2013 and 2012, 133,469 and 90,126 shares, respectively, were issuable under the deferred compensation plan.

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

Securities Available-for-Sale

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

Although United has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of March 31, 2013, United had assessed the significance of the effect of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, United has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The table below presents United’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2013, December 31, 2012 and March 31, 2012, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands).

March 31, 2013	Level 1	Level 2	Level 3	Total
Assets:
Securities available for sale:
State and political subdivisions	$—	24,037	$—	$24,037
Mortgage-backed securities	—	1,468,311	—	1,468,311
Corporate bonds	—	188,444	350	188,794
Asset-backed securities	—	225,870		225,870
Other	—	2,414	—	2,414
Deferred compensation plan assets	3,037	—	—	3,037
Derivative financial instruments	—	602	—	602
Total assets	$3,037	$1,909,678	$350	$1,913,065
Liabilities:
Deferred compensation plan liability	$3,037	$—	$—	$3,037
Brokered certificates of deposit	—	194,415	—	194,415
Derivative financial instruments	—	14,556	—	14,556
Total liabilities	$3,037	$208,971	$—	$212,008

December 31, 2012	Level 1	Level 2	Level 3	Total
Assets:
Securities available for sale
State and political subdivisions	$—	$29,052	$—	$29,052
Mortgage-backed securities	—	1,428,502	—	1,428,502
Corporate bonds	—	163,312	350	163,662
Asset-backed securities	—	210,556	—	210,556
Other	—	2,821	—	2,821
Deferred compensation plan assets	3,101	—	—	3,101
Derivative financial instruments	—	658	—	658
Total assets	$3,101	$1,834,901	$350	$1,838,352
Liabilities:
Deferred compensation plan liability	$3,101	$—	$—	$3,101
Brokered certificates of deposit	—	154,641	—	154,641
Derivative financial instruments	—	12,543	—	12,543
Total liabilities	$3,101	$167,184	$—	$170,285

March 31, 2012	Level 1	Level 2	Level 3	Total
Assets:
Securities available for sale:
U.S. Government agencies	$—	$43,789	$—	$43,789
State and political subdivisions	—	22,808	—	22,808
Mortgage-backed securities	—	1,725,068	—	1,725,068
Corporate bonds	—	104,236	350	104,586
Other	—	2,564	—	2,564
Deferred compensation plan assets	2,973	—	—	2,973
Derivative financial instruments	—	73	—	73
Total assets	$2,973	$1,898,538	$350	$1,901,861
Liabilities:
Deferred compensation plan liability	$2,973	$—	$—	$2,973
Brokered certificates of deposit	—	61,069	—	61,069
Derivative financial instruments	—	2,599	—	2,599
Total liabilities	$2,973	$63,668	$—	$66,641

The following table shows a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs that are classified as Level 3 values (in thousands).

	Three Months Ended
	March 31,
Securities Available for Sale	2013	2012
Balance at beginning of period	$350	$350
Amounts included in earnings	—	—
Paydowns	—	—
Balance at end of period	$350	$350

United has two securities that have Level 3 valuations.  They are trust preferred securities in community banks that have shown deteriorating financial condition during the financial crisis, and both are currently deferring interest payments.  Since both investments are not actively traded, there is no recent trade activity upon which to assess value.  The values assigned to the investments are based on sales price estimates from brokers.  Both investments have a par amount of $1 million.  One was considered impaired in 2010 and was written down to $50,000 with a $950,000 impairment charge to earnings.  The other is carried at its original cost basis of $1 million with a $700,000 negative mark to fair value through other comprehensive income.  United does not consider this investment to be other than temporarily impaired, as the community bank was recapitalized by a private equity investment that management believes will result in full payment at maturity.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

United may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.  The table below presents United’s assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2013, December 31, 2012 and March 31, 2012, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands).

March 31, 2013	Level 1	Level 2	Level 3	Total
Assets
Loans	$—	$—	$170,767	$170,767
Foreclosed properties	—	—	14,716	14,716
Total	$—	$—	$185,483	$185,483

December 31, 2012
Assets
Loans	$—	$—	$165,751	$165,751
Foreclosed properties	—	—	14,788	14,788
Total	$—	$—	$180,539	$180,539

March 31, 2012
Assets
Loans	$—	$—	$176,632	$176,632
Foreclosed properties	—	—	27,675	27,675
Total	$—	$—	$204,307	$204,307

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Loans that are reported above as being measured at fair value on a non-recurring basis are generally impaired loans that have either been partially charged off or have specific reserves assigned to them.  Nonaccrual impaired loans that are collateral dependent are generally written down to 80% of appraised value which considers the estimated costs to sell.  Specific reserves are established for impaired loans based on appraised value of collateral or discounted cash flows.  Foreclosed properties that are included above as measured at fair value on a nonrecurring basis are those properties that resulted from a loan that had been charged down or have been written down subsequent to foreclosure.  Foreclosed properties are generally recorded at the lower of 80% of appraised value or 90% of the asking price which considers the estimated cost to sell.

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

The short maturity of United’s assets and liabilities results in having a significant number of financial instruments whose fair value equals or closely approximates carrying value.  Such financial instruments are reported in the following balance sheet captions: cash and cash equivalents, mortgage loans held for sale and short-term borrowings.  The fair value of securities available-for-sale equals the balance sheet value.  Due to the short-term settlement of accrued interest receivable and payable, the carrying amount closely approximates fair value.

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The carrying amount and fair values for other financial instruments that are not measured at fair value on a recurring basis in United’s balance sheet at March 31, 2013, December 31, 2012, and March 31, 2012 are as follows (in thousands).

	Carrying	Fair Value Level
March 31, 2013	Amount	Level 1	Level 2	Level 3	Total
Assets:
Securities held to maturity	$231,087	$—	$247,087	$—	$247,087
Loans, net	4,087,807	—	—	3,980,932	3,980,932
Mortgage loans held for sale	18,290	—	18,803	—	—
Liabilities:
Deposits	6,025,852	—	6,034,103	—	6,034,103
Federal Home Loan Bank advances	125	—	125	—	125
Long-term debt	124,825	—	—	123,402	123,402

December 31, 2012
Assets:
Securities held to maturity	$244,184	$—	$261,131	$—	$261,131
Loans, net	4,067,871	—	—	3,957,669	3,957,669
Mortgage loans held for sale	28,821	—	29,693	—	—
Liabilities:
Deposits	5,952,140	—	5,988,743	—	5,988,743
Federal Home Loan Bank advances	40,125	—	40,125	—	40,125
Long-term debt	124,805	—	—	118,626	118,626

March 31, 2012
Assets:
Securities held to maturity	$303,636	$—	$318,490	$—	$318,490
Loans, net	4,013,965	—	—	3,825,482	3,825,482
Mortgage loans held for sale	24,809	—	25,288	—	—
Liabilities:
Deposits	6,000,539	—	5,986,925	—	5,986,925
Federal Home Loan Bank advances	215,125	—	217,033	—	217,033
Long-term debt	120,245	—	—	113,891	113,891

Note 13 – Commitments and Contingencies

United and its wholly-owned subsidiary, United Community Bank, (“the Bank”) are parties to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of their customers. These financial instruments include commitments to extend credit and letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The contract amounts of these instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.  The exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and letters of credit written is represented by the contractual amount of these instruments. United uses the same credit policies in making commitments and conditional obligations as it uses for underwriting on-balance sheet instruments. In most cases, collateral or other security is required to support financial instruments with credit risk.

The following table summarizes, as of March 31, 2013, December 31, 2012 and March 31, 2012, the contractual amount of off-balance sheet instruments (in thousands):

Financial instruments whose contract amounts represent credit risk:	March 31, 2013	December 31, 2012	March 31, 2012
Commitments to extend credit	$565,685	$313,798	$429,672
Letters of credit	12,818	13,683	16,655

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

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), about United and its subsidiaries. These forward-looking statements are intended to be covered by the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical fact, and can be identified by the use of forward-looking terminology such as “believes”, “expects”, “may”, “will”, “could”, “should”, “projects”, “plans”, “goal”, “targets”, “potential”, “estimates”, “pro forma”, “seeks”, “intends”, or “anticipates”, the negative thereof or comparable terminology. Forward-looking statements include discussions of strategy, financial projections, guidance and estimates (including their underlying assumptions), statements regarding plans, objectives, expectations or consequences of various transactions or events, and statements about the future performance, operations, products and services of United and its subsidiaries. We caution our shareholders and other readers not to place undue reliance on such statements.

Our businesses and operations are and will be subject to a variety of risks, uncertainties and other factors. Consequently, actual results and experiences may differ materially from those contained in any forward-looking statements. Such risks, uncertainties and other factors that could cause actual results and experiences to differ from those projected include, but are not limited to, the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2012, as well as the following factors:

●	our ability to maintain profitability;
●	our ability to fully realize our deferred tax asset balances, including net operating loss carry-forwards;
●	the condition of the banking system and financial markets;
●	our ability to raise capital as may be necessary;
●	our ability to maintain liquidity or access other sources of funding;
●	changes in the cost and availability of funding;
●	the success of the local economies in which we operate;
●	our concentrations of residential and commercial construction and development loans and commercial real estate loans are subject to unique risks that could adversely affect our earnings;
●	changes in prevailing interest rates may negatively affect our net income and the value of our assets;
●	the accounting and reporting policies of United;
●	if our allowance for loan losses is not sufficient to cover actual loan losses;
●	losses due to fraudulent and negligent conduct of our loan customers, third party service providers or employees;
●	competition from financial institutions and other financial service providers;
●	risks with respect to future expansion and acquisitions;
●	if the conditions in the stock market, the public debt market and other capital markets deteriorate;
●	the impact of the Dodd-Frank Act and related regulations and other changes in financial services laws and regulations;
●	the failure of other financial institutions;
●	a special assessment that may be imposed by the FDIC on all FDIC-insured institutions in the future, similar to the assessment in 2009 that decreased our earnings;
●	the costs and effects of litigation, examinations, investigations, or similar matters, or adverse facts and developments related thereto, including possible dilution; and
●
regulatory or judicial proceedings, board resolutions, informal memorandums of understanding or formal enforcement actions imposed by regulators that may occur, or any such proceedings or enforcement actions that is more severe than we anticipate.

Additional information with respect to factors that may cause actual results to differ materially from those contemplated by such forward-looking statements may also be included in other reports that United files with the Securities and Exchange Commission (the ”SEC”).  United cautions that the foregoing list of factors is not exclusive and not to place undue reliance on forward-looking statements.  United does not intend to update any forward-looking statement, whether written or oral, relating to the matters discussed in this Form 10-Q.

Overview

The following discussion is intended to provide insight into the results of operations and financial condition of United Community Banks, Inc. (“United”) and its subsidiaries and should be read in conjunction with the consolidated financial statements and accompanying notes.

United is a bank holding company registered with the Board of Governors of the Federal Reserve under the Bank Holding Company Act of 1956 that was incorporated under the laws of the state of Georgia in 1987 and commenced operations in 1988.  At March 31, 2013, United had total consolidated assets of $6.85 billion and total loans of $4.19 billion (excluding the loans acquired from Southern Community Bank (“SCB”) that are covered by loss sharing agreements).  United also had total deposits of $6.03 billion and shareholders’ equity of $592 million.

United’s activities are primarily conducted by its wholly-owned Georgia banking subsidiary, United Community Bank (the “Bank”).  The Bank’s operations are conducted under a community bank model that operates 27 “community banks” with local bank presidents and boards in north Georgia, the Atlanta-Sandy Springs-Roswell, Georgia metropolitan statistical area (the “Atlanta MSA”), the Gainesville, Georgia metropolitan statistical area (the “Gainesville MSA”), coastal Georgia, western North Carolina, east Tennessee and the Greenville-Anderson-Mauldin, South Carolina metropolitan statistical area (the “Greenville MSA”).

Included in management’s discussion and analysis are certain non-GAAP (accounting principles generally accepted in the United States of America (“GAAP”)) performance measures.  United’s management believes that non-GAAP performance measures are useful in analyzing United’s financial performance trends and therefore this section will refer to non-GAAP performance measures.  A reconciliation of these non-GAAP performance measures to GAAP performance measures is included in the table on page 37.

United reported a net income of $11.8 million for the first quarter of 2013.  This compared to net income of $11.5 million for the first quarter of 2012. Diluted earnings per common share was $.15 for the first quarter of 2013, compared to diluted earnings per common share of $.15 for the first quarter of 2012.

Taxable equivalent net interest revenue was $54.7 million for the first quarter of 2013, compared to $58.9 million for the same period of 2012.  The decrease in net interest revenue was primarily the result of the lower yields on the loan and securities portfolios, which were due to loan pricing competition and reinvestment of maturing securities proceeds at record low rates as well as $12.4 million in lower average investment securities balances for the quarter.  The impact of the decrease in average earning asset yield was substantially offset by lower deposit rates.  Net interest margin decreased from 3.53% for the three months ended March 31, 2012 to 3.38% for the same period in 2013.

United’s provision for loan losses was $11.0 million for the three months ended March 31, 2013, compared to $15.0 million for the same period in 2012.  Net charge-offs for the first quarter of 2013 were $12.4 million, compared to $15.9 million for the first quarter of 2012.  United’s credit quality indicators have continued to steadily improve leading to the lower provision for loan losses and net charge-offs in the first quarter of 2013.

As of March 31, 2013, United’s allowance for loan losses was $106 million, or 2.52% of loans, compared to $114 million, or 2.75% of loans, at March 31, 2012.  Nonperforming assets of $113 million, which excludes assets of SCB that are covered by loss sharing agreements with the FDIC, decreased to 1.65% of total assets at March 31, 2013 from 2.25% as of March 31, 2012.  Nonperforming asset levels are impacted significantly by the inflow of new nonperforming loans and United’s ability to liquidate foreclosed properties.  During the first quarter of 2013, $9.67 million in loans were placed on nonaccrual compared with $32.4 million in the first quarter of 2012.

Fee revenue decreased $2.55 million, or 17%, from the first quarter of 2012. The decrease was due primarily to a decrease in other fee income.  In the first quarter of 2012, United recognized $1.10 million in interest on a 2008 federal tax refund, and a $728,000 gain from the sale of low income housing tax credits.  In addition, service charges and fees were down $380,000, or 5% from the first quarter of 2012, mostly in overdraft fees and other service charges and fees.  United began assessing a new service fee on low balance demand deposit accounts in the first quarter of 2012 and those fees have trended downward since that time.

For the first quarter of 2013, operating expenses of $43.8 million were down $3.19 million from the first quarter of 2012.  Lower salary and employee benefits accounted for $1.63 million of the decrease.  In addition, foreclosed property write-downs and maintenance expenses were down $1.49 million from the first quarter of 2012.  Expenses in general are down from a year ago reflecting management’s efforts to reduce costs and improve operating efficiency.

Recent Developments

On March 11, 2013, the United States Department of Treasury (“Treasury”), the holder of all 180,000 shares of outstanding Fixed Rate Cumulative Preferred Stock, Series B (the “Securities”) issued by United, announced that it had auctioned all of the Securities in a private transaction with unaffiliated third party investors.  United received no proceeds from this transaction.  The clearing price in the auction was $962.50 per share of the Securities (which have a $1,000 liquidation preference).  The closing of the sale of the Securities occurred on March 28, 2013.

The sale of the Securities had no effect on the terms of the outstanding Securities, including United’s obligation to satisfy accrued and unpaid dividends prior to payment of any dividend or other distribution to holders of junior stock, including United’s common stock, and an increase in the dividend rate from 5% to 9%, effective December 15, 2013 and commencing with the dividend payment on February 15, 2014. Further, the sale of the Securities has no effect on the United’s capital, regulatory capital, financial condition or results of operations. Upon the closing of the sale of the Securities, United is no longer subject to various executive compensation and corporate governance requirements to which participants in Treasury’s Capital Purchase Program were subject while Treasury held the Securities.

The sale of Securities did not include the sale of a warrant to purchase 219,909 shares of the United’s common stock at an exercise price of $61.40, which expires on December 15, 2018 and the Treasury may continue to hold or sell in its discretion, subject to applicable securities laws and United’s right to repurchase the warrant at fair market value under the terms of the agreements with Treasury.

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

GAAP Reconciliation and Explanation

This Form 10-Q contains non-GAAP financial measures, which are performance measures determined by methods other than in accordance with GAAP. Such non-GAAP financial measures include, among others the following: taxable equivalent interest revenue, taxable equivalent net interest revenue, tangible book value per share, tangible equity to assets, tangible common equity to assets and tangible common equity to risk-weighted assets.  Management uses these non-GAAP financial measures because it believes they are useful for evaluating our operations and performance over periods of time, as well as in managing and evaluating our business and in discussions about our operations and performance. Management believes these non-GAAP financial measures provide users of our financial information with a meaningful measure for assessing our financial results and credit trends, as well as comparison to financial results for prior periods. These non-GAAP financial measures should not be considered as a substitute for operating results determined in accordance with GAAP and may not be comparable to other similarly titled financial measures used by other companies.  A reconciliation of these operating performance measures to GAAP performance measures is included in on the table on page 37.

Table 1 - Financial Highlights
Selected Financial Information

						First
	2013	2012				Quarter
(in thousands, except per share	First	Fourth	Third	Second	First	2013-2012
data; taxable equivalent)	Quarter	Quarter	Quarter	Quarter	Quarter	Change
INCOME SUMMARY
Interest revenue	$62,134	$64,450	$65,978	$66,780	$70,221
Interest expense	7,475	8,422	8,607	9,944	11,357
Net interest revenue	54,659	56,028	57,371	56,836	58,864	(7)%
Provision for loan losses	11,000	14,000	15,500	18,000	15,000
Fee revenue	12,826	14,761	13,764	12,867	15,379	(17)
Total revenue	56,485	56,789	55,635	51,703	59,243
Operating expenses	43,770	50,726	44,783	44,310	46,955	(7)
Income before income taxes	12,715	6,063	10,852	7,393	12,288	3
Income tax expense	950	802	284	894	760
Net income	11,765	5,261	10,568	6,499	11,528	2
Preferred dividends and discount accretion	3,052	3,045	3,041	3,032	3,030
Net income available to common shareholders	$8,713	$2,216	$7,527	$3,467	$8,498	3
PERFORMANCE MEASURES
Per common share:
Diluted income	$.15	$.04	$.13	$.06	$.15	—
Book value	6.85	6.67	6.75	6.61	6.68	3
Tangible book value (2)	6.76	6.57	6.64	6.48	6.54	3
Key performance ratios:
Return on equity (1)(3)	8.51%	2.15%	7.43%	3.51%	8.78%
Return on assets (3)	.70	.31	.63	.37	.66
Net interest margin (3)	3.38	3.44	3.60	3.43	3.53
Efficiency ratio	64.97	71.69	62.95	63.84	63.31
Equity to assets	8.60	8.63	8.75	8.33	8.19
Tangible equity to assets (2)	8.53	8.55	8.66	8.24	8.08
Tangible common equity to assets (2)	5.66	5.67	5.73	5.45	5.33
Tangible common equity to risk-weighted assets (2)	8.45	8.26	8.44	8.37	8.21
ASSET QUALITY *
Non-performing loans	$96,006	$109,894	$115,001	$115,340	$129,704
Foreclosed properties	16,734	18,264	26,958	30,421	31,887
Total non-performing assets (NPAs)	112,740	128,158	141,959	145,761	161,591
Allowance for loan losses	105,753	107,137	107,642	112,705	113,601
Net charge-offs	12,384	14,505	20,563	18,896	15,867
Allowance for loan losses to loans	2.52%	2.57%	2.60%	2.74%	2.75%
Net charge-offs to average loans (3)	1.21	1.39	1.99	1.85	1.55
NPAs to loans and foreclosed properties	2.68	3.06	3.41	3.51	3.88
NPAs to total assets	1.65	1.88	2.12	2.16	2.25
AVERAGE BALANCES ($ in millions)
Loans	$4,197	$4,191	$4,147	$4,156	$4,168	1
Investment securities	2,141	2,088	1,971	2,145	2,153	(1)
Earning assets	6,547	6,482	6,346	6,665	6,700	(2)
Total assets	6,834	6,778	6,648	6,993	7,045	(3)
Deposits	5,946	5,873	5,789	5,853	6,028	(1)
Shareholders’ equity	588	585	582	583	577	2
Common shares - basic (thousands)	58,081	57,971	57,880	57,840	57,764
Common shares - diluted (thousands)	58,081	57,971	57,880	57,840	57,764
AT PERIOD END ($ in millions)
Loans *	$4,194	$4,175	$4,138	$4,119	$4,128	2
Investment securities	2,141	2,079	2,025	1,984	2,202	(3)
Total assets	6,849	6,802	6,699	6,737	7,174	(5)
Deposits	6,026	5,952	5,823	5,822	6,001	—
Shareholders’ equity	592	581	585	576	580	2
Common shares outstanding (thousands)	57,767	57,741	57,710	57,641	57,603

(1)
Net income available to common shareholders, which is net of preferred stock dividends, divided by average realized common equity, which excludes accumulated other comprehensive income (loss). (2) Excludes effect of acquisition related intangibles and associated amortization. (3) Annualized.

*	Excludes loans and foreclosed properties covered by loss sharing agreements with the FDIC.

Table 1 Continued - Non-GAAP Performance Measures Reconciliation
Selected Financial Information

	2013	2012
(in thousands, except per share	First	Fourth	Third	Second	First
data; taxable equivalent)	Quarter	Quarter	Quarter	Quarter	Quarter
Interest revenue reconciliation
Interest revenue - taxable equivalent	$62,134	$64,450	$65,978	$66,780	$70,221
Taxable equivalent adjustment	(365)	(381)	(419)	(444)	(446)
Interest revenue (GAAP)	$61,769	$64,069	$65,559	$66,336	$69,775
Net interest revenue reconciliation
Net interest revenue - taxable equivalent	$54,659	$56,028	$57,371	$56,836	$58,864
Taxable equivalent adjustment	(365)	(381)	(419)	(444)	(446)
Net interest revenue (GAAP)	$54,294	$55,647	$56,952	$56,392	$58,418
Total revenue reconciliation
Total operating revenue	$56,485	$56,789	$55,635	$51,703	$59,243
Taxable equivalent adjustment	(365)	(381)	(419)	(444)	(446)
Total revenue (GAAP)	$56,120	$56,408	$55,216	$51,259	$58,797
Income before taxes reconciliation
Income before taxes	$12,715	$6,063	$10,852	$7,393	$12,288
Taxable equivalent adjustment	(365)	(381)	(419)	(444)	(446)
Income before taxes (GAAP)	$12,350	$5,682	$10,433	$6,949	$11,842
Income tax expense reconciliation
Income tax expense	$950	$802	$284	$894	$760
Taxable equivalent adjustment	(365)	(381)	(419)	(444)	(446)
Income tax expense (GAAP)	$585	$421	$(135)	$450	$314
Book value per common share reconciliation
Tangible book value per common share	$6.76	$6.57	$6.64	$6.48	$6.54
Effect of goodwill and other intangibles	.09	.10	.11	.13	.14
Book value per common share (GAAP)	$6.85	$6.67	$6.75	$6.61	$6.68
Average equity to assets reconciliation
Tangible common equity to assets	5.66%	5.67%	5.73%	5.45%	5.33%
Effect of preferred equity	2.87	2.88	2.93	2.79	2.75
Tangible equity to assets	8.53	8.55	8.66	8.24	8.08
Effect of goodwill and other intangibles	.07	.08	.09	.09	.11
Equity to assets (GAAP)	8.60%	8.63%	8.75%	8.33%	8.19%
Tangible common equity to risk-weighted assets reconciliation
Tangible common equity to risk-weighted assets	8.45%	8.26%	8.44%	8.37%	8.21%
Effect of other comprehensive income	.49	.51	.36	.28	.10
Effect of trust preferred	1.15	1.15	1.17	1.19	1.15
Effect of preferred equity	4.22	4.24	4.29	4.35	4.23
Tier I capital ratio (Regulatory)	14.31%	14.16%	14.26%	14.19%	13.69%

Results of Operations

United reported net income of $11.8 million for the first quarter of 2013.  This compared to net income of $11.5 million for the same period in 2012.  For the first quarter of 2013, diluted earnings per common share was $.15 compared to $.15 for the first quarter of 2012.

Net Interest Revenue (Taxable Equivalent)

Net interest revenue (the difference between the interest earned on assets and the interest paid on deposits and borrowed funds) is the single largest component of total revenue.  United actively manages this revenue source to provide optimal levels of revenue while balancing interest rate, credit and liquidity risks.  Taxable equivalent net interest revenue for the three months ended March 31, 2013 was $54.7 million, down $4.21 million, or 7%, from the first quarter of 2012.  The decrease in net interest revenue for the first quarter of 2013 compared to the first quarter of 2012 was mostly due to lower yields on the securities and loan portfolios and a smaller balance of interest-earning assets.  United continues its intense focus on loan and deposit pricing in an effort to maintain a steady level of net interest revenue.

While average loans increased $28.3 million, or 1%, from the first quarter of last year, the yield on loans decreased 46 basis points. The decreasing balances in the loan portfolio stabilized in 2012 and United began achieving modest loan growth; however, there is a high level of competition for quality lending relationships, which continues to put pressure on loan pricing. The increase in residential real estate loans is primarily the result of the promotion of a new home equity line product in mid-2012 and the introduction of a new low-cost mortgage product in early 2013; however, the low introductory rate on these products also contributed to the lower yield on average loans.

Average interest-earning assets for the first quarter of 2013 decreased $152 million, or 2%, from the same period in 2012, due primarily to the decrease in reverse repurchase agreements included in average short-term investments.  The average yield on interest-earning assets for the three months ended March 31, 2013 was 3.84%, down 37 basis points from 4.21% for the same period of 2012.  For the first quarter of 2013, the yield on loans decreased 46 basis points and the yield on securities decreased 56 basis points from the same period a year ago, as management was unable to reinvest the cash proceeds of maturing securities at yields comparable to those of the securities they replaced.  Partially offsetting the lower loan and securities yields was a higher average yield on other interest-earnings assets due to the use of reverse repurchase agreements including collateral swap transactions where United enters into a repurchase agreement and reverse repurchase agreement or offsetting securities lending transactions simultaneously with the same counterparty subject to a master netting agreement.  In these transactions, the offsetting balances are netted on the balance sheet.

Average interest-bearing liabilities decreased $414 million, or 8%, from the first quarter of 2012 due to the rolling off of higher-cost brokered deposits and certificates of deposit as noninterest bearing demand deposits increased $201 million and overall funding needs decreased.  The average cost of interest-bearing liabilities for the first quarter of 2013 was .61% compared to .85% for the same period of 2012, reflecting United’s concerted efforts to reduce deposit pricing.  Also contributing to the overall lower rate on interest-bearing liabilities was a shift in the mix of deposits away from more expensive time deposits toward lower-rate transaction deposits.

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

For the three months ended March 31, 2013 and 2012, the net interest spread was 3.23% and 3.36%, respectively, while the net interest margin was 3.38% and 3.53%, respectively.  The decline in both ratios is due to lower yields on securities and loans, which were not completely offset by the decrease in rates paid for deposits and other interest bearing liabilities.

The following table shows the relationship between interest revenue and expense, and the average amounts of interest-earning assets and interest-bearing liabilities for the three months ended March 31, 2013 and 2012.

Table 2 - Average Consolidated Balance Sheets and Net Interest Analysis
For the Three Months Ended March 31,

	2013			2012
	Average		Avg.	Average		Avg.
(dollars in thousands, taxable equivalent)	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (1)(2)	$4,196,757	$50,999	4.93%	$4,168,440	$55,842	5.39%
Taxable securities (3)	2,119,085	9,753	1.84	2,127,794	12,754	2.40
Tax-exempt securities (1)(3)	21,733	347	6.39	25,438	410	6.45
Federal funds sold and other interest-earning assets	209,674	1,035	1.97	377,988	1,215	1.29

Total interest-earning assets	6,547,249	62,134	3.84	6,699,660	70,221	4.21
Non-interest-earning assets:
Allowance for loan losses	(110,941)			(117,803)
Cash and due from banks	64,294			54,664
Premises and equipment	169,280			174,849
Other assets (3)	164,250			233,676
Total assets	$6,834,132			$7,045,046

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW	$1,303,308	454	.14	$1,458,112	637	.18
Money market	1,257,409	562	.18	1,069,658	641	.24
Savings	234,110	36	.06	205,402	37	.07
Time less than $100,000	1,039,707	1,749	.68	1,271,351	3,026	.96
Time greater than $100,000	694,553	1,477	.86	821,164	2,415	1.18
Brokered time deposits	175,128	—	.00	161,335	718	1.79
Total interest-bearing deposits	4,704,215	4,278	.37	4,987,022	7,474	.60
Federal funds purchased and other borrowings	72,157	516	2.90	102,258	1,045	4.11
Federal Home Loan Bank advances	33,069	19	.23	138,372	466	1.35
Long-term debt	124,816	2,662	8.65	120,237	2,372	7.93
Total borrowed funds	230,042	3,197	5.64	360,867	3,883	4.33

Total interest-bearing liabilities	4,934,257	7,475	.61	5,347,889	11,357	.85
Non-interest-bearing liabilities:
Non-interest-bearing deposits	1,241,527			1,040,587
Other liabilities	70,839			79,612
Total liabilities	6,246,623			6,468,088
Shareholders' equity	587,509			576,958
Total liabilities and shareholders' equity	$6,834,132			$7,045,046

Net interest revenue		$54,659			$58,864
Net interest-rate spread			3.23%			3.36%

Net interest margin (4)			3.38%			3.53%

(1)
Interest revenue on tax-exempt securities and loans has been increased to reflect comparable interest on taxable securities and loans.  The rate used was 39%, reflecting the statutory federal income tax rate and the federal tax adjusted state income tax rate.

(2)	Included in the average balance of loans outstanding are loans where the accrual of interest has been discontinued and loans that are held for sale.
(3)	Securities available for sale are shown at amortized cost. Pretax unrealized gains of $17.1 million in 2013 and $23.6 million in 2012 are included in other assets for purposes of this presentation.
(4)	Net interest margin is taxable equivalent net-interest revenue divided by average interest-earning assets.

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

Table 3 - Change in Interest Revenue and Expense on a Taxable Equivalent Basis
(in thousands)
	Three Months Ended March 31, 2013
	Compared to 2012
	Increase (decrease)
	Due to Changes in
	Volume	Rate	Total
Interest-earning assets:
Loans	$377	$(5,220)	$(4,843)
Taxable securities	(52)	(2,949)	(3,001)
Tax-exempt securities	(59)	(4)	(63)
Federal funds sold and other interest-earning assets	(673)	493	(180)
Total interest-earning assets	(407)	(7,680)	(8,087)

Interest-bearing liabilities:
NOW accounts	(63)	(120)	(183)
Money market accounts	101	(180)	(79)
Savings deposits	5	(6)	(1)
Time deposits less than $100,000	(489)	(788)	(1,277)
Time deposits greater than $100,000	(335)	(603)	(938)
Brokered deposits	56	(774)	(718)
Total interest-bearing deposits	(725)	(2,471)	(3,196)
Federal funds purchased & other borrowings	(262)	(267)	(529)
Federal Home Loan Bank advances	(214)	(233)	(447)
Long-term debt	93	197	290
Total borrowed funds	(383)	(303)	(686)
Total interest-bearing liabilities	(1,108)	(2,774)	(3,882)

Increase (decrease) in net interest revenue	$701	$(4,906)	$(4,205)

Provision for Loan Losses

The provision for loan losses is based on management’s evaluation of losses inherent in the loan portfolio and corresponding analysis of the allowance for loan losses at quarter-end.  The provision for loan losses was $11.0 million for the first quarter of 2013, compared to $15.0 million for the same period in 2012.  The amount of provision recorded in each period was the amount required such that the total allowance for loan losses reflected the appropriate balance, in the estimation of management that was sufficient to cover inherent losses in the loan portfolio.  The first quarter of 2013 loan loss provision was $4.00 million lower than the first quarter of 2012 provision, primarily due to the improvement in credit trends, such as net charge-offs and total nonperforming loans.  For the three months ended March 31, 2013, net loan charge-offs as an annualized percentage of average outstanding loans were 1.21% compared to 1.55% for the same period in 2012.

As the residential construction and housing markets have struggled, it has been difficult for many builders and developers to produce cash flow needed to service debt from selling lots and houses.  This deterioration of the residential construction and housing market was the primary factor that resulted in higher credit losses and increases in nonperforming assets over the last several years.  Although a majority of the charge-offs have been within the residential construction and development portion of the portfolio, credit quality deterioration migrated to other loan categories as pressure resulting from economic conditions has persisted and unemployment levels have remained high throughout United’s markets.  However, over the past eight quarters, we have seen a general improvement in credit quality and corresponding credit metrics.  Additional discussion on credit quality and the allowance for loan losses is included in the Asset Quality and Risk Elements section of this report on page 45.

Fee Revenue

Fee revenue for the three months ended March 31, 2013 was $12.8 million, a decrease of $2.55 million, or 17%, compared to the first quarter of 2012. The following table presents the components of fee revenue for the first quarters of 2013 and 2012.

Table 4 - Fee Revenue
(in thousands)
	Three Months Ended
	March 31,		Change
	2013	2012	Amount	Percent

Overdraft fees	$2,991	$3,245	$(254)	(8)
Debit card fees	3,227	3,102	125	4
Other service charges and fees	1,185	1,436	(251)	(17)
Service charges and fees	7,403	7,783	(380)	(5)
Mortgage loan and related fees	2,655	2,099	556	26
Brokerage fees	767	813	(46)	(6)
Securities gains, net	116	557	(441)
Losses from prepayment of debt	—	(482)	482
Hedge ineffectiveness	(85)	115	(200)	(174)
Other	1,970	4,494	(2,524)	(56)
Total fee revenue	$12,826	$15,379	$(2,553)	(17)

Service charges and fees of $7.40 million were down $380,000, or 5%, from the first quarter of 2012.  The decrease was primarily due to a decline in overdraft fees resulting from decreased utilization of our courtesy overdraft services as well as a decline in other account service charges.  Customers have been able to avoid these charges on demand deposit accounts by maintaining higher balances.

Mortgage loans and related fees for the first quarter of 2013 were up $556,000, or 26%, from the same period in 2012. In the first quarter of 2013, United closed 464 loans totaling $69.8 million compared with 517 loans totaling $81.7 million in the first quarter of 2012.  Although origination volume was down from the first quarter of 2012, the gains realized on the sale of the mortgages were higher in 2013 due to the strong origination volume in the fourth quarter.

United recognized net securities gains of $116,000 and $557,000 for the three months ended March 31, 2013 and 2012, respectively.  United also recognized $482,000 in charges from the prepayment of Federal Home Loan Bank advances and structured repurchase agreements in the first quarter of 2012.  The securities gains and prepayment losses were mostly offsetting and had minimal net impact on the comparison of financial results for three months ended March 31, 2013 and 2012.

In the first quarter of 2013, United recognized $85,000 in net losses from hedge ineffectiveness compared with $115,000 in net gains in the first quarter of 2012.  In 2012, a portion of the hedge ineffectiveness related to terminated cash flow hedges where the gains realized on the terminated positions are being deferred over the original term of the derivative instrument.  The ineffectiveness, which was caused by a decrease in qualifying prime-based loans, results in the accelerated recognition of the deferred gains.  In 2012 and 2013, most of the hedge ineffectiveness gains and losses resulted from ineffectiveness on fair value hedges of brokered deposits.

Other fee revenue of $1.97 million for the first quarter of 2013 was down $2.52 million from the first quarter of 2012.  In the first quarter of 2012, United recognized $1.10 million in interest on a 2008 federal tax refund, as well as a $728,000 gain from the sale of low income housing tax credits.

Operating Expenses

The following table presents the components of operating expenses for the three months ended March 31, 2013 and 2012.

Table 5 - Operating Expenses
(in thousands)
	Three Months Ended
	March 31,		Change
	2013	2012	Amount	Percent

Salaries and employee benefits	$23,592	$25,225	$(1,633)	(6)
Communications and equipment	3,046	3,155	(109)	(3)
Occupancy	3,367	3,771	(404)	(11)
Advertising and public relations	938	846	92	11
Postage, printing and supplies	863	979	(116)	(12)
Professional fees	2,366	1,975	391	20
FDIC assessments and other regulatory charges	2,505	2,510	(5)	—
Amortization of intangibles	705	732	(27)	(4)
Other	4,055	3,937	118	3
Total excluding foreclosed property expenses	41,437	43,130	(1,693)	(4)
Net losses on sales of foreclosed properties	105	93	12
Foreclosed property write downs	1,041	2,111	(1,070)
Foreclosed property maintenance expenses	1,187	1,621	(434)	(27)
Total operating expenses	$43,770	$46,955	$(3,185)	(7)

Operating expenses for the first quarter of 2013 totaled $43.8 million, down $3.19 million, or 7%, from the first quarter of 2012.  Excluding foreclosed property costs, total operating expenses were $41.4 million for the three months ended March 31, 2013, down $1.69 million, or 4%, from the first quarter of 2012.  Decreases in operating expenses occurred in most categories reflecting management’s focused efforts in reducing costs and improving operating efficiency.

Salaries and employee benefits for the first quarter of 2013 were $23.6 million, down $1.63 million, or 6%, from the same period of 2012.  The decrease was due to reduced staffing levels.  Headcount totaled 1,540 at March 31, 2013, compared to 1,707 at March 31, 2012, a decrease of 167 positions.

Occupancy expense of $3.37 million for the first quarter of 2013 was down $404,000, or 11%, compared to the same period of 2012.  The decrease was across all subcategories of occupancy expense including building maintenance, insurance, property taxes and depreciation reflecting efforts to reduce costs and improve efficiency and the closing of two underperforming branches with two additional closings scheduled for second quarter 2013.

Advertising and public relations expense for the first quarter of 2013 totaled $938,000, up $92,000, or 11%, from the first quarter of 2012.  The increase was due to higher charitable contributions.

Postage, printing and supplies expense for the first quarter of 2013 totaled $863,000, down $116,000, or 12%, from the same period of 2012.  The decrease was primarily due to lower outside courier expenses reflecting further use of electronic statements and technology as well as lower spending on office supplies.

Professional fees for the first quarter of 2013 of $2.37 million were up $391,000, or 20%, from the same period in 2012, primarily due to legal costs and consulting services.

FDIC assessments and other regulatory charges of $2.51 million for the first quarter of 2013, remained relatively flat compared to the first quarter of 2012.

Other expense of $4.01 million for the first quarter of 2013 increased $118,000 from the first quarter of 2012.  The increase for the quarter was primarily due to higher appraisal costs on substandard loans and foreclosed properties.

Net losses on sales of foreclosed property totaled $105,000 for the first quarter of 2013, compared to net losses on sale of $93,000 for the first quarter of 2012. Foreclosed property write-downs for the first quarter of 2013 were $1.04 million compared to $2.11 million a year ago.   Foreclosed property maintenance expenses include legal fees, property taxes, marketing costs, utility services, maintenance and repair charges that totaled $1.19 million for the first quarter of 2013 compared with $1.62 million a year ago.  These costs continue to decline with the volume of foreclosed properties held by United.

Income Taxes

Income tax expense for the first quarter of 2013 was $585,000 as compared with income tax expense of $314,000 for the first quarter of 2012, representing effective tax rates of approximately 4.7% and 2.7%, respectively.  With the full valuation allowance on United’s net deferred tax asset, United’s tax expense on its pre-tax earnings mostly represents adjustments to its reserve for uncertain tax positions and amounts payable under the Federal Alternative Minimum Tax.

At March 31, 2013, December 31, 2012, and March 31, 2012, United reported no net deferred tax asset due to a full valuation allowance of $271 million, $270 million, and $274 million, respectively.  Accounting Standards Codification Topic 740, Income Taxes, requires that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard.  Management considers both positive and negative evidence and analyzes changes in near-term market conditions as well as other factors which may impact future operating results.  In making such judgments, significant weight is given to evidence that can be objectively verified.  The deferred tax assets are analyzed quarterly for changes affecting realizability.

Because management has determined that the objective negative evidence outweighs the positive evidence, management has established a full valuation allowance against its net deferred tax asset.  Currently, the significant positive evidence in our analysis includes stronger capital levels and a return to profitability for six consecutive quarterly periods and seven of the last eight that were driven by increases in fee revenue and lower operating expenses, coupled with lower credit costs due to considerable improvements in credit measures and asset quality ratios.  The most significant negative evidence continues to be the historic losses recorded by United as a result of the financial and economic crisis, including the cumulative three-year loss position.  However, with continued positive trends and strength of our financial performance and the significant improvement in credit measures and asset quality during 2012 and the first quarter of 2013, financial and credit projections are becoming more reliable whereby they may be given more weight as to positive evidence in future periods if our current trends and performance continue.  Management will continue to evaluate and weigh the positive and negative evidence going forward, and if the weight of evidence shifts such that in management’s estimation, the positive evidence outweighs the negative evidence, the valuation allowance will be adjusted or completely reversed as appropriate.

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

In connection with the tax benefits preservation plan, on February 22, 2011, United entered into a share exchange agreement with an investor to transfer to United 1,551,126 shares of United’s common stock, in exchange for 16,613 shares of the Company’s series D preferred shares and warrants to purchase 1,551,126 shares of common stock.  Prior to entering into the share exchange agreement, collectively, the investor was United’s largest shareholder.  By exchanging the investor’s common stock for the Series D Preferred Shares and warrants, United eliminated its only “5-percent shareholder” and, as a result, obtained further protection against an ownership change under Section 382.

Additional information regarding income taxes, including a reconciliation of the differences between the recorded income tax provision and the amount of income tax computed by applying the statutory federal income tax rate to income before income taxes, can be found in Note 16 to the consolidated financial statements filed with United’s Annual Report on Form 10-K for the year ended December 31, 2012.

Balance Sheet Review

Total assets at March 31, 2013, December 31, 2012 and March 31, 2012 were $6.85 billion, $6.80 billion and $7.17 billion, respectively.  Average total assets for the first quarter of 2013 were $6.83 billion, down from $7.05 billion in the first quarter of 2012.

The following table presents a summary of the loan portfolio.

Table 6 - Loans Outstanding (excludes loans covered by loss share agreement)
(in thousands)
	March 31,	December 31,	March 31,
	2012	2012	2012
By Loan Type
Commercial (secured by real estate)	$1,804,030	$1,813,365	$1,843,207
Commercial & industrial	453,764	458,246	439,496
Commercial construction	152,410	154,769	167,122
Total commercial	2,410,204	2,426,380	2,449,825
Residential mortgage	1,245,975	1,214,203	1,131,248
Residential construction	371,733	381,677	435,375
Consumer installment	165,648	152,748	111,118
Total loans	$4,193,560	$4,175,008	$4,127,566

As a percentage of total loans:
Commercial (secured by real estate)	43%	43%	44%
Commercial & industrial	11	11	11
Commercial construction	3	4	4
Total commercial	57	58	59
Residential mortgage	30	29	27
Residential construction	9	9	11
Consumer installment	4	4	3
Total	100%	100%	100%

By Geographic Location
North Georgia	$1,362,479	$1,363,723	$1,407,701
Atlanta MSA	1,316,961	1,287,909	1,238,622
North Carolina	575,063	579,085	587,790
Coastal Georgia	398,047	400,022	365,943
Gainesville MSA	259,385	261,406	262,055
East Tennessee	281,625	282,863	265,455
Total loans	$4,193,560	$4,175,008	$4,127,566

Substantially all of United’s loans are to customers located in the immediate market areas of its community banks in Georgia, North Carolina, and Tennessee, including customers who have a seasonal residence in United’s market areas.  More than 85% of the loans are secured by real estate.  At March 31, 2013, total loans, excluding loans acquired from SCB that are covered by loss sharing agreements with the FDIC, were $4.19 billion, an increase of $66.0 million, or 2%, from March 31, 2012.  The rate of loan growth began to decline in the first quarter of 2007 and the balances continued to decline through the subsequent years.  The decrease in the loan portfolio began with deterioration in the residential construction and housing markets.  This deterioration resulted in part as an oversupply of lot inventory, houses and land within United’s markets, which further slowed construction activities and acquisition and development projects.  The resulting recession that began in the housing market led to high rates of unemployment that resulted in stress in the other segments of United’s loan portfolio.  Despite the weak economy and lack of loan demand, United has continued to pursue lending opportunities.  The increase from a year ago in residential mortgage reflects a successful home equity line promotion that has gained traction in United’s footprint and a new low closing cost mortgage product that began being offered early in the first quarter of 2013.  The increase in consumer installment loans reflects purchases of approximately $60 million in indirect auto loans over the last four quarters.

Asset Quality and Risk Elements

United manages asset quality and controls credit risk through review and oversight of the loan portfolio as well as adherence to policies designed to promote sound underwriting and loan monitoring practices.  United’s credit administration function is responsible for monitoring asset quality and Board-approved portfolio limits, establishing credit policies and procedures and enforcing the consistent application of these policies and procedures among all of the community banks.  Additional information on the credit administration function is included in Item 1 under the heading Loan Review and Non-performing Assets in United’s Annual Report on Form 10-K for the year ended December 31, 2012.

United classifies performing loans as “substandard” when there are well-defined weaknesses that jeopardize the repayment by the borrower and there is a distinct possibility that United could sustain some loss if the deficiency is not corrected.

United’s home equity lines, which are a component of the residential mortgage portfolio, generally require the payment of interest only for a set period after origination.  After this initial period, the outstanding balance begins amortizing and requires the payment of both principal and interest.  At March 31, 2013, December 31, 2012 and March 31, 2012, home equity lines totaled $395 million, $385 million, and $295 million, respectively.

Approximately 3% of the home equity loans at March 31, 2013 were amortizing.  Of the $395 million in balances outstanding at March 31, 2013, $246 million, or 62%, were first liens.  The balance at March 31, 2013 represents 62% of the total committed lines.

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

The table below presents performing substandard loans for the last five quarters.

Table 7 - Performing Substandard Loans
(dollars in thousands)

	March 31,	December 31,	September 30,	June 30,	March 31,
	2013	2012	2012	2012	2012
By Category
Commercial (secured by real estate)	$128,120	$117,543	$126,332	$148,418	$133,840
Commercial & industrial	20,320	18,477	18,740	15,916	17,217
Commercial construction	18,462	19,285	27,180	37,876	23,256
Total commercial	166,902	155,305	172,252	202,210	174,313
Residential mortgage	64,103	65,179	72,198	73,277	75,736
Residential construction	37,882	37,804	35,170	45,450	64,274
Consumer installment	2,794	3,653	2,886	2,706	2,610
Total	$271,681	$261,941	$282,506	$323,643	$316,933
By Market
North Georgia	$107,798	$105,851	$116,871	$121,358	$131,253
Atlanta MSA	74,064	77,630	79,242	105,647	94,191
North Carolina	30,391	28,657	34,998	38,049	38,792
Coastal Georgia	17,496	17,421	12,998	20,164	19,342
Gainesville MSA	28,514	19,251	21,219	20,524	18,745
East Tennessee	13,418	13,131	17,178	17,901	14,610
Total loans	$271,681	$261,941	$282,506	$323,643	$316,933

At March 31, 2013, performing substandard loans totaled $272 million and increased $9.74 million from the prior quarter-end, and decreased $45.3 million from a year ago.  The increase from the fourth quarter of 2012 was primarily in commercial loans in the Gainesville MSA.  The decrease from the first quarter of 2012 was primarily in residential construction, primarily in north Georgia, the Atlanta MSA and North Carolina.  Performing substandard loans have been on a downward trend as credit conditions have continued to improve and problem credits are resolved.

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

The following table presents a summary of the changes in the allowance for loan losses for the three months ended March 31, 2013 and 2012.

Table 8 - Allowance for Loan Losses
(in thousands)

	Three Months Ended March 31,
	2013	2012
Balance beginning of period	$107,137	$114,468
Provision for loan losses	11,000	15,000
Charge-offs:
Commercial (secured by real estate)	5,454	3,928
Commercial & industrial	1,823	756
Commercial construction	45	364
Residential mortgage	2,356	5,767
Residential construction	2,982	5,629
Consumer installment	707	753
Total loans charged-off	13,367	17,197
Recoveries:
Commercial (secured by real estate)	211	231
Commercial & industrial	322	87
Commercial construction	49	30
Residential mortgage	209	392
Residential construction	9	315
Consumer installment	183	275
Total recoveries	983	1,330
Net charge-offs	12,384	15,867
Balance end of period	$105,753	$113,601
Total loans: *
At period-end	$4,193,560	$4,127,566
Average	4,166,225	4,117,635
Allowance as a percentage of period-end loans	2.52%	2.75%
As a percentage of average loans (annualized):
Net charge-offs	1.21	1.55
Provision for loan losses	1.07	1.47
Allowance as a percentage of non-performing loans	110	88
* Excludes loans covered by loss sharing agreements with the FDIC

The provision for loan losses charged to earnings was based upon management’s judgment of the amount necessary to maintain the allowance at a level appropriate to absorb losses inherent in the loan portfolio at the balance sheet date.  The amount each quarter is dependent upon many factors, including growth and changes in the composition of the loan portfolio, net charge-offs, delinquencies, management’s assessment of loan portfolio quality, the value of collateral, and other macro-economic factors and trends.  The evaluation of these factors is performed quarterly by management through an analysis of the appropriateness of the allowance for loan losses.  The decreases in the provision and the level of the allowance for loan losses compared to the previous periods reflects stabilizing trends in substandard loans, leading to an expectation that charge-off levels will continue to decline.  Further, the declining balance of the allowance for loan losses over the last several quarters reflects an overall improving trend in credit quality of the loan portfolio.

At March 31, 2013, the allowance for loan losses was $106 million, or 2.52% of loans, compared with $107 million, or 2.57% of loans, at December 31, 2012 and $114 million, or 3.75% of loans, at March 31, 2012.

Management believes that the allowance for loan losses at March 31, 2013 reflects the losses inherent in the loan portfolio.  This assessment involves uncertainty and judgment; therefore, the adequacy of the allowance for loan losses cannot be determined with precision and may be subject to change in future periods.  The amount of any changes could be significant if management’s assessment of loan quality or collateral values change substantially with respect to one or more loan relationships or portfolios. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require adjustments to the provision for loan losses in future periods if, in their opinion, the results of their review warrant such additions.  See the “Critical Accounting Policies” section for additional information on the allowance for loan losses.

Nonperforming Assets

The table below summarizes nonperforming assets, excluding SCB’s assets covered by the loss-sharing agreement with the FDIC.  Those assets have been excluded from nonperforming assets, as the loss-sharing agreement with the FDIC and purchase price adjustments to reflect credit losses effectively eliminate the likelihood of recognizing any losses on the covered assets.

Table 9 - Nonperforming Assets
(in thousands)

	March 31,	December 31,	March 31,
	2013	2012	2012
Nonperforming loans*	$96,006	$109,894	$129,704
Foreclosed properties (OREO)	16,734	18,264	31,887
Total nonperforming assets	$112,740	$128,158	$161,591
Nonperforming loans as a percentage of total loans	2.29%	2.63%	3.14%
Nonperforming assets as a percentage of total loans and OREO	2.68	3.06	3.88
Nonperforming assets as a percentage of total assets	1.65	1.88	2.25

* There were no loans 90 days or more past due that were still accruing at period end.

At March 31, 2013, nonperforming loans were $96.0 million, compared to $110 million at December 31, 2012 and $130 million at March 31, 2012.  Nonperforming loans have steadily decreased in dollar amount and as a percentage of total loans following the classification of United’s largest lending relationship in the third quarter of 2011.  Nonperforming assets, which include nonperforming loans and foreclosed real estate, totaled $113 million at March 31, 2013, compared with $128 million at December 31, 2012 and $162 million at March 31, 2012.  United sold $6.73 million of foreclosed properties during the first quarter of 2013, however this was offset by $6.29 million in new foreclosures for the quarter.

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

The following table summarizes non-performing assets by category and market.  As with Tables 6, 7, 8 and 9, assets covered by the loss-sharing agreement with the FDIC related to the acquisition of SCB are excluded from this table.

Table 10 - Nonperforming Assets by Quarter (1)
(in thousands)

	March 31, 2013			December 31, 2012			March 31, 2012
	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total
	Loans	Properties	NPAs	Loans	Properties	NPAs	Loans	Properties	NPAs
BY CATEGORY
Commercial (sec. by RE)	$17,304	$5,584	$22,888	$22,148	$5,479	$27,627	$26,081	$10,808	$36,889
Commercial & industrial	29,545	—	29,545	31,817	—	31,817	36,314	—	36,314
Commercial construction	22,359	3,027	25,386	23,843	2,204	26,047	23,319	3,266	26,585
Total commercial	69,208	8,611	77,819	77,808	7,683	85,491	85,714	14,074	99,788
Residential mortgage	11,817	3,463	15,280	12,589	4,753	17,342	18,741	5,882	24,623
Residential construction	14,592	4,660	19,252	18,702	5,828	24,530	24,341	11,931	36,272
Consumer installment	389	—	389	795	—	795	908	—	908
Total NPAs	$96,006	$16,734	$112,740	$109,894	$18,264	$128,158	$129,704	$31,887	$161,591
Balance as a % of Unpaid Principal	66.3%	45.0%	62.0%	69.5%	39.7%	62.8%	70.6%	36.1%	59.4%
BY MARKET
North Georgia	$63,210	$6,616	$69,826	$69,950	$8,219	$78,169	$81,117	$14,559	$95,676
Atlanta MSA	17,380	3,524	20,904	18,556	3,442	21,998	22,321	7,647	29,968
North Carolina	8,519	2,533	11,052	11,014	2,579	13,593	15,765	4,650	20,415
Coastal Georgia	3,523	1,449	4,972	3,810	1,609	5,419	5,622	1,268	6,890
Gainesville MSA	911	370	1,281	903	556	1,459	2,210	3,387	5,597
East Tennessee	2,463	2,242	4,705	5,661	1,859	7,520	2,669	376	3,045
Total NPAs	$96,006	$16,734	$112,740	$109,894	$18,264	$128,158	$129,704	$31,887	$161,591

(1) Excludes non-performing loans and foreclosed properties covered by the loss-sharing agreement with the FDIC, related to the acquisition of SCB.

Nonperforming assets in the residential construction category were $19.3 million at March 31, 2013, compared with $36.3 million at March 31, 2012, a decrease of $17.0 million, or 47%. Commercial nonperforming assets decreased from $99.8 million at March 31, 2012 to $77.8 million at March 31, 2013. Residential mortgage non-performing assets of $15.3 million decreased $9.34 million from March 31, 2012. The decreasing trend in nonperforming assets is consistent with our overall improving credit trends.

At March 31, 2013, December 31, 2012, and March 31, 2102, United had $159 million, $161 million and $159 respectively, in loans with terms that have been modified in a troubled debt restructuring (“TDR”). Included therein were $32.8 million, $38.0 million and $32.7 million, respectively, of TDRs that were not performing in accordance with their modified terms and were included in nonperforming loans. The remaining TDRs with an aggregate balance of $126 million, $123 million and $126 million, respectively, were performing according to their modified terms and are therefore not considered to be nonperforming assets.

At March 31, 2013, December 31, 2012, and March 31, 2012, there were $231 million, $253 million and $294 million, respectively, of loans classified as impaired under the definition outlined in the Accounting Standards Codification. Included in impaired loans at March 31, 2013, December 31, 2012 and March 31, 2012, was $122 million, $157 million and $208 million, respectively, that did not require specific reserves or had previously been charged down to net realizable value. The balance of impaired loans at March 31, 2013, December 31, 2012 and March 31, 2012, of $108 million, $95.8 million and $85.7 million, respectively, had specific reserves that totaled $12.0 million, $11.6 million and $16.2 million, respectively. The average recorded investment in impaired loans for the first quarters of 2013 and 2012 was $236 million and $281 million, respectively. For the three months ended March 31, 2013 and 2012, United recognized $1.83 million and $2.27 million, respectively, in interest revenue on impaired loans. United’s policy is to discontinue the recognition of interest revenue for loans classified as impaired under ASC 310-10-35, Receivables, when a loan meets the criteria for nonaccrual status. Impaired loans decreased 22% from March 31, 2012 to March 31, 2013, as the level of United’s nonaccrual and impaired substandard accruing loans over $2 million began to subside.

The table below summarizes activity in non-performing assets by quarter. Assets covered by loss sharing agreements with the FDIC, related to the acquisition of SCB, are not included in this table.

Table 11 - Activity in Nonperforming Assets by Year
(in thousands)

	First Quarter 2013 (1)			Fourth Quarter 2012 (1)			First Quarter 2012 (1)
	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total
	Loans	Properties	NPAs	Loans	Properties	NPAs	Loans	Properties	NPAs
Beginning Balance	$109,894	$18,264	$128,158	$115,001	$26,958	$141,959	$127,479	$32,859	$160,338
Loans placed on non-accrual (2)	9,665	—	9,665	20,211	—	20,211	32,437	—	32,437
Payments received	(6,809)	—	(6,809)	(6,458)	—	(6,458)	(5,945)	—	(5,945)
Loan charge-offs	(10,456)	—	(10,456)	(11,722)	—	(11,722)	(14,733)	—	(14,733)
Foreclosures	(6,288)	6,288	—	(7,138)	7,138	—	(9,534)	9,534	—
Capitalized costs	—	54	54	—	201	201	—	329	329
Note / property sales	—	(6,726)	(6,726)	—	(12,845)	(12,845)	—	(8,631)	(8,631)
Write downs	—	(1,041)	(1,041)	—	(1,438)	(1,438)	—	(2,111)	(2,111)
Net losses on sales	—	(105)	(105)	—	(1,750)	(1,750)	—	(93)	(93)
Ending Balance	$96,006	$16,734	$112,740	$109,894	$18,264	$128,158	$129,704	$31,887	$161,591

(1) Excludes non-performing loans and foreclosed properties covered by the loss-sharing agreement with the FDIC, related to the acquisition of SCB.

Foreclosed property is initially recorded at fair value, less estimated costs to sell. If the fair value, less estimated costs to sell at the time of foreclosure, is less than the loan balance, the deficiency is charged against the allowance for loan losses. If the lesser of fair value, less estimated costs to sell or the listed selling price, less the costs to sell, of the foreclosed property decreases during the holding period, a valuation allowance is established with a charge to foreclosed property expense. When the foreclosed property is sold, a gain or loss is recognized on the sale for the difference between the sales proceeds and the carrying amount of the property. Financed sales of foreclosed property are accounted for in accordance with ASC 360-20, Real Estate Sales. For the first quarter of 2013, United transferred $6.29 million of loans into foreclosed property through foreclosures. During the same period, proceeds from sales of foreclosed property were $6.73 million, which includes $1.00 million in sales that were financed by United.

Investment Securities

The composition of the investment securities portfolio reflects United’s investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of revenue. The investment securities portfolio also provides a balance to interest rate risk and credit risk in other categories of the balance sheet while providing a vehicle for the investment of available funds, furnishing liquidity, and supplying securities to pledge as required collateral for certain deposits. Total investment securities at March 31, 2013 decreased $61.9 million from a year ago.

At March 31, 2013, United had securities held-to-maturity with a carrying amount of $231 million and securities available-for-sale totaling $1.91 billion. At March 31, 2013, December 31, 2012, and March 31, 2012, the securities portfolio remained stable as a percentage of assets at 31%.

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

Total customer deposits, excluding brokered deposits, as of March 31, 2013 were $5.69 billion, a decrease of $139 million from March 31, 2012. Total core deposits (demand, NOW, money market and savings deposits, excluding public funds deposits) of $3.29 billion increased $241 million, or 8%, from a year ago. Total non-interest-bearing demand deposit accounts of $1.30 billion increased $197 million, or 18%, due to the success of core deposit programs. Also impacted by the programs were NOW, money market and savings accounts of $2.69 billion which decreased $36.3 million, or 1%, from March 31, 2012.

Total time deposits, excluding brokered deposits, as of March 31, 2013 were $1.70 billion, down $300 million from March 31, 2012. Time deposits less than $100,000 totaled $1.02 billion, a decrease of $188 million, or 16%, from a year ago. Time deposits of $100,000 and greater totaled $685 million as of March 31, 2013, a decrease of $112 million, or 14%, from March 31, 2012. United continued to offer low rates on certificates of deposit, allowing balances to decline as United’s funding needs declined due to weak loan demand and a shift to lower cost transaction account deposits.

Brokered deposits totaled $332 million as of March 31, 2013, an increase of $164 million from a year ago. We have actively added long-term deposits which are swapped to LIBOR minus a spread to diversify our deposit base with low cost funding.

Wholesale Funding

The Bank is a shareholder in the Federal Home Loan Bank (“FHLB”) of Atlanta. Through this affiliation, FHLB secured advances totaled $125,000 and $215 million, respectively, as of March 31, 2013 and 2012. United anticipates continued use of this short and long-term source of funds. Additional information regarding FHLB advances is provided in Note 12 to the consolidated financial statements included in United’s Annual Report on Form 10-K for the year ended December 31, 2012.

At March 31, 2013 and 2012, United had $52 million and $102 million, respectively, in other short-term borrowings outstanding. United takes advantage of these additional sources of liquidity when rates are favorable compared to other forms of short-term borrowings, such as FHLB advances and brokered deposits.

Contractual Obligations

There have not been any material changes to United’s contractual obligations since December 31, 2012.

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

United’s policy is based on the 12-month impact on net interest revenue of interest rate shocks and ramps that increase or decrease from 100 to 300 basis points from the base scenario. In the shock scenarios, rates immediately change the full amount at the scenario onset. In the ramp scenarios, rates change by 25 basis points per month. United’s policy limits the change in net interest revenue over the first 12 months to a 5% decrease for each 100 basis point change in the increasing and decreasing rate ramp and shock scenarios.  Historically low rates on March 31, 2013 and 2012 made use of the down scenarios problematic. The following table presents United’s interest sensitivity position at March 31, 2013 and 2012.

Table 12 - Interest Sensitivity
	Increase (Decrease) in Net Interest Revenue from Base Scenario at
	March 31,
	2013		2012
Change in Rates	Shock	Ramp	Shock	Ramp
200 basis point increase	2.9%	3.9%	4.7%	1.1%
25 basis point decrease	(1.4)	(1.4)	(0.5)	(0.5)

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

The following table presents United’s active derivative contracts used for hedging purposes.

Table 13 - Derivative Financial Instruments

(in thousands)

	Hedge		Current	Trade	Effective	Maturity			Fair Value (Q)
Type of Instrument	Designation	Hedged Item	Notional	Date	Date	Date	Pay Rate	Receive Rate	Asset	Liability
Receive Fixed Cancellable Swap	Fair Value	Brokered CD	$15,000	10/12/11	11/10/11	11/10/31	3 mo. LIBOR - 60 bps	(A)	$—	$572
Receive Fixed Cancellable Swap	Fair Value	Brokered CD	17,000	02/14/12	02/27/12	08/27/27	3 mo. LIBOR - 45 bps	(B)	—	45
Receive Fixed Cancellable Swap	Fair Value	Brokered CD	15,500	03/05/12	03/23/12	09/23/27	3 mo. LIBOR - 45 bps	(C)	—	62
Receive Fixed Cancellable Swap	Fair Value	Brokered CD	12,500	05/16/12	06/08/12	06/08/32	3 mo. LIBOR - 43 bps	(D)	—	230
Receive Fixed Cancellable Swap	Fair Value	Brokered CD	13,000	06/12/12	06/28/12	06/28/32	3 mo. LIBOR - 38.5 bps	(E)	—	331
Receive Fixed Cancellable Swap	Fair Value	Brokered CD	12,500	07/03/12	07/27/12	07/27/32	3 mo. LIBOR - 38.5 bps	(F)	—	337
Receive Fixed Cancellable Swap	Fair Value	Brokered CD	12,000	08/01/12	08/23/12	08/23/32	3 mo. LIBOR - 38.25 bps	(G)	—	524
Receive Fixed Cancellable Swap	Fair Value	Brokered CD	10,000	08/29/12	09/24/12	09/24/12	3 mo. LIBOR - 38 bps	(H)	—	326
Receive Fixed Cancellable Swap	Fair Value	Brokered CD	12,000	10/05/12	10/19/12	11/19/32	3 mo. LIBOR - 38 bps	(I)	—	413
Receive Fixed Cancellable Swap	Fair Value	Brokered CD	12,000	10/15/12	11/08/12	11/08/32	3 mo. LIBOR - 40 bps	(J)	—	510
Receive Fixed Cancellable Swap	Fair Value	Brokered CD	12,500	11/14/12	11/30/12	11/30/32	3 mo. LIBOR - 38 bps	(K)	—	642
Receive Fixed Cancellable Swap	Fair Value	Brokered CD	12,000	11/28/12	12/27/12	12/27/32	3 mo. LIBOR - 38 bps	(L)	—	611
Receive Fixed Cancellable Swap	Fair Value	Brokered CD	10,000	12/27/12	01/25/13	12/25/28	3 mo. LIBOR - 20.5 bps	(M)	—	295
Receive Fixed Cancellable Swap	Fair Value	Brokered CD	13,000	01/17/13	02/15/13	02/15/23	3 mo. LIBOR - 20 bps	(N)	—	206
Receive Fixed Cancellable Swap	Fair Value	Brokered CD	10,000	01/25/13	02/28/13	02/28/28	3 mo. LIBOR - 20.5 bps	(O)	—	222
Receive Fixed Cancellable Swap	Fair Value	Brokered CD	10,000	01/25/13	02/21/13	02/21/18	3 mo. LIBOR - 20.5 bps	(P)	—	58
Pay Fixed Swap	Fair Value	Corporate Bond	11,000	03/13/13	03/18/13	02/13/23	3.45000%	3 mo. LIBOR	—	272
Pay Fixed Swap	Fair Value	Corporate Bond	10,000	03/15/13	03/20/13	02/09/23	3.10000%	3 mo. LIBOR	21	—
Pay Fixed Swap	Cash Flow	Short-Term, Fixed Rate Debt	50,000	04/02/12	04/07/14	04/07/17	1.69500%	3 mo. LIBOR	—	1,318
Pay Fixed Swap	Cash Flow	Short-Term, Fixed Rate Debt	50,000	04/02/12	04/21/14	04/21/17	1.72125%	3 mo. LIBOR	—	1,333
Pay Fixed Swap	Cash Flow	Short-Term, Fixed Rate Debt	100,000	04/10/12	03/03/14	03/01/17	1.43750%	3 mo. LIBOR	—	1,963
Pay Fixed Swap	Cash Flow	Money Market Deposts	100,000	05/02/12	05/01/14	05/01/19	1.88750%	1 mo. LIBOR	—	2,671
Pay Fixed Swap	Cash Flow	Money Market Deposts	100,000	05/31/12	07/01/14	07/01/18	1.39250%	1 mo. LIBOR	—	1,023
Total Hedging Positions			$620,000						$21	$13,964

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

(N) Receive rate is fixed according to the following schedule:  From 2/15/13 to 2/15/18:  1.50%; From 2/15/18 to 2/15/20:  2.00%; From 2/15/20 to 2/15/21:  2.50%; From 2/15/21 to 2/15/22:  3.25%; From 2/15/22 to 2/15/23:  5.50%.  Swap is callable by counterparty at quarterly intervals commencing on February 15, 2014 with 15 calendar days notice prior to the redemption date.

(O) Receive rate is fixed according to the following schedule:  From 2/28/13 to 2/28/18:  2.20%; From 2/28/18 to 2/28/23:  2.30%; From 2/28/23 to 2/28/25:  2.50%; From 2/28/25 to 2/28/26:  4.00%; From 2/28/26 to 2/28/27:  6.00%; From 2/28/27 to 2/28/28:  8.00%.  Swap is callable by counterparty at quarterly intervals commencing on February 28, 2014 with 20 business days notice prior to the redemption date.

(P) Receive rate is fixed according to the following schedule:  From 2/21/13 to 2/21/15:  .50%; From 2/21/15 to 2/21/16:  .80%; From 2/21/16 to 2/21/17:  1.75%; From 2/21/17 to 2/21/18:  2.75%.  Swap is callable by counterparty at quarterly intervals commencing on February 21, 2014 with 20 business days notice prior to the redemption date.

(Q) Fair value does not include accrued interest.

From time to time, United will terminate swap or floor positions when conditions change and the position is no longer necessary to manage United’s overall sensitivity to changes in interest rates. In those situations where the terminated contract was in an effective hedging relationship at the time of termination and the hedging relationship is expected to remain effective throughout the original term of the contract, the resulting gain or loss is amortized over the remaining life of the original contract. For swap contracts, the gain or loss is amortized over the remaining original contract term using the straight line method of amortization. At March 31, 2013, United had $365,000 in gains from terminated derivative positions included in other comprehensive income that will be amortized into earnings over their remaining original contract terms. All of the $365,000 is expected to be reclassified into interest revenue over the next twelve months. In addition, United’s forward starting active cash flow hedges of floating rate liabilities will begin to become effective over the next twelve months. United expects that $83,000 will be reclassified as an increase to deposit interest expense over the next twelve months related to these cash flow hedges.

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

Substantially all of United’s liquidity is obtained from subsidiary service fees and dividends from the Bank, which are limited by applicable law and the Bank MOU. United currently has internal capital resources to meet these obligations.

Two key objectives of asset/liability management are to provide for adequate liquidity in order to meet the needs of customers and to maintain an optimal balance between interest-sensitive assets and interest-sensitive liabilities to optimize net interest revenue. Daily monitoring of the sources and uses of funds is necessary to maintain a position that meets both requirements.

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and the maturities and sales of securities, as well as the ability to use these as collateral for borrowings on a secured basis. We also maintain excess funds in short-term interest-bearing assets that provide additional liquidity. Mortgage loans held for sale totaled $18.3 million at March 31, 2013, and typically turn over every 45 days as the closed loans are sold to investors in the secondary market.

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

At March 31, 2013, United had cash and cash equivalent balances of $247 million and had sufficient qualifying collateral to increase FHLB advances by $1.35 billion and Federal Reserve discount window capacity of $617 million. United also has the ability to raise substantial funds through brokered deposits. In addition to these wholesale sources, United has the ability to attract retail deposits at any time by competing more aggressively on pricing.

As disclosed in United’s consolidated statement of cash flows, net cash provided by operating activities was $53.6 million for the three months ended March 31, 2013. The net income of $11.8 million for the three month period included non-cash expenses for the provision for loan losses of $11.0 million; depreciation, amortization and accretion of $7.51 million and losses and write downs on foreclosed property of $1.15 million. In addition, other assets decreased $7.92 million primarily due to a reduction in the amount of FHLB stock held and further reduction in the balance of United’s prepaid FDIC assessment. Also mortgage loans held for sale decreased $10.5 million. Net cash used in investing activities of $88.4 million consisted primarily of a $36.2 million increase in loans and purchases of securities totaling $224 million partially offset by the proceed s from sales, maturities and calls of securities of $165 million. Net cash provided by financing activities of $30.7 million consisted primarily of a $73.7 million increase in deposits offset by a $40.0 million decrease in FHLB advances. In the opinion of management, United’s liquidity position at March 31, 2013, was sufficient to meet its expected cash flow requirements.

Capital Resources and Dividends

Shareholders’ equity at March 31, 2013 was $592 million, an increase of $10.8 million from December 31, 2012. Accumulated other comprehensive loss, which includes unrealized gains and losses on securities available-for-sale, the unrealized gains and losses on derivatives qualifying as cash flow hedges and unamortized prior service cost and actuarial gains and losses on United’s modified retirement plan, is excluded in the calculation of regulatory capital adequacy ratios.  Excluding the change in the accumulated other comprehensive income, shareholders’ equity increased $10.0 million from December 31, 2012.

United accrued $3.05 million in dividends, including accretion of discounts, on Series A, Series B and Series D preferred stock in the first quarter of 2013.

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

The Bank is currently subject to an informal memorandum of understanding with the Federal Deposit Insurance Corporation and the Georgia Department of Banking and Finance (the “Bank MOU”).  The Bank MOU requires, among other things, that the Bank maintain its Tier 1 leverage ratio at not less than 8% and its total risk-based capital ratio at not less than 10% during the life of the Bank MOU. Additionally, the Bank MOU requires, among other things, that prior to declaring or paying any cash dividends to United, the Bank must obtain the written consent of its regulators.  The Bank believes it is in compliance with all requirements of the Bank MOU.

United’s common stock trades on the Nasdaq Global Select Market under the symbol “UCBI”.  Below is a quarterly schedule of high, low and closing stock prices and average daily volume for 2013 and 2012.

Table 14 - Stock Price Information

	2013				2012
				Avg Daily				Avg Daily
	High	Low	Close	Volume	High	Low	Close	Volume
First quarter	$11.57	$9.59	$11.34	195,803	$10.30	$6.37	$9.75	142,987
Second quarter					9.77	7.76	8.57	145,132
Third quarter					8.82	6.12	8.39	329,475
Fourth quarter					9.49	8.01	9.44	202,871

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

The following table shows United’s capital ratios, as calculated under regulatory guidelines, at March 31, 2013, December 31, 2012 and March 31, 2012.

Table 14 - Capital Ratios
(dollars in thousands)

	Regulatory		United Community Banks, Inc.
	Guidelines		(Consolidated)			United Community Bank
		Well	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,
	Minimum	Capitalized	2013	2012	2012	2013	2012	2012
Risk-based ratios:
Tier I capital	4.0%	6.0%	14.31%	14.16%	13.68%	14.72%	14.48%	13.70%
Total capital	8.0	10.0	15.87	15.73	15.41	15.98	15.74	14.96
Leverage ratio	3.0	5.0	9.71	9.64	8.94	10.00	9.86	8.96

Tier I capital			$663,415	$652,692	$629,411	$681,843	$666,585	$629,082
Total capital			735,965	724,915	708,595	740,329	724,738	687,190

United's Tier I capital excludes other comprehensive income, and consists of shareholders' equity and qualifying capital securities, less goodwill and deposit-based intangibles.  Tier II capital components include supplemental capital items such as a qualifying allowance for loan losses and qualifying subordinated debt.  Tier I capital plus Tier II capital components is referred to as Total Risk-Based capital.

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

Item 3.                  Quantitative and Qualitative Disclosure About Market Risk

There have been no material changes in United’s quantitative and qualitative disclosures about market risk as of March 31, 2013 from that presented in the Annual Report on Form 10-K for the year ended December 31, 2012.  The interest rate sensitivity position at March 31, 2013 is included in management’s discussion and analysis on page 49 of this report.

Item 4.                  Controls and Procedures

United’s management, including the Chief Executive Officer and Chief Financial Officer, supervised and participated in an evaluation of the Company’s disclosure controls and procedures as of March 31, 2013.  Based on, and as of the date of that evaluation, United’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective in accumulating and communicating information to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures of that information under the SEC’s rules and forms and that the disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports that are filed or submitted by United under the Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Item 1A.               Risk Factors

There have been no material changes from the risk factors previously disclosed in United’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Date: May 9, 2013