Form 10-Q
period 2013-06-30
UNITED COMMUNITY BANKS INC
filed 2013-08-02
CIK 857855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

YES ☐  NO ☒

Common stock, par value $1 per share 43,363,414 shares voting and 14,474,810 shares non-voting outstanding as of July 31, 2013.
1

2

Part I – Financial Information

Item 1 – Financial Statements

UNITED COMMUNITY BANKS, INC.
Consolidated Statement of Operations (Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2013	2012	2013	2012
Interest revenue:
Loans, including fees	$50,728	$54,178	$101,662	$109,937
Investment securities, including tax exempt of $210, $262, $422 and $512	9,681	11,062	19,646	24,066
Deposits in banks and short-term investments	916	1,096	1,786	2,108
Total interest revenue	61,325	66,336	123,094	136,111
Interest expense:
Deposits:
NOW	419	503	873	1,140
Money market	534	661	1,096	1,302
Savings	36	38	72	75
Time	2,924	5,073	6,150	11,232
Total deposit interest expense	3,913	6,275	8,191	13,749
Short-term borrowings	522	904	1,038	1,949
Federal Home Loan Bank advances	30	390	49	856
Long-term debt	2,666	2,375	5,328	4,747
Total interest expense	7,131	9,944	14,606	21,301
Net interest revenue	54,194	56,392	108,488	114,810
Provision for loan losses	48,500	18,000	59,500	33,000
Net interest revenue after provision for loan losses	5,694	38,392	48,988	81,810
Fee revenue:
Service charges and fees	7,972	7,816	15,375	15,599
Mortgage loan and other related fees	3,003	2,322	5,658	4,421
Brokerage fees	1,063	809	1,830	1,622
Securities gains, net	-	6,490	116	7,047
Loss from prepayment of debt	-	(6,199)	-	(6,681)
Other	4,274	1,629	6,159	6,238
Total fee revenue	16,312	12,867	29,138	28,246
Total revenue	22,006	51,259	78,126	110,056
Operating expenses:
Salaries and employee benefits	24,734	24,297	48,326	49,522
Communications and equipment	3,468	3,211	6,514	6,366
Occupancy	3,449	3,539	6,816	7,310
Advertising and public relations	1,037	1,088	1,975	1,934
Postage, printing and supplies	894	916	1,757	1,895
Professional fees	2,499	1,952	4,865	3,927
Foreclosed property	5,151	1,851	7,484	5,676
FDIC assessments and other regulatory charges	2,505	2,545	5,010	5,055
Amortization of intangibles	491	730	1,196	1,462
Other	4,595	4,181	8,650	8,118
Total operating expenses	48,823	44,310	92,593	91,265
Net (loss) income before income taxes	(26,817)	6,949	(14,467)	18,791
Income tax (benefit) expense	(256,781)	450	(256,196)	764
Net income	229,964	6,499	241,729	18,027
Preferred stock dividends and discount accretion	3,055	3,032	6,107	6,062
Net income available to common shareholders	$226,909	$3,467	$235,622	$11,965
Earnings per common share - basic / diluted	$3.90	$.06	$4.05	$.21
Weighted average common shares outstanding - basic / diluted	58,141	57,840	58,111	57,803

See accompanying notes to consolidated financial statements.
3

UNITED COMMUNITY BANKS, INC.
Consolidated Statement of Comprehensive Income (Unaudited)

(in thousands)	Three Months Ended June 30,			Six Months Ended June 30,
2013	Before- tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before- tax Amount	Tax (Expense) Benefit	Net of Tax Amount

Net (loss) income	$(26,817)	$256,781	$229,964	$(14,467)	$256,196	$241,729
Other comprehensive income (loss):
Unrealized (losses) gains on available-for-sale securities:
Unrealized holding gains (losses) arising during period	(15,358)	5,798	(9,560)	(13,717)	5,177	(8,540)
Reclassification adjustment for gains included in net income	-	-	-	(116)	45	(71)
Adjustment of valuation allowance for the change in deferred taxes arising from unrealized gains and losses on available-for-sale securities and release of valuation allowance	-	(3,526)	(3,526)	-	(2,950)	(2,950)
Net unrealized gains (losses)	(15,358)	2,272	(13,086)	(13,833)	2,272	(11,561)
Amortization of gains included in net income on available-for-sale securities transferred to held-to-maturity	(271)	103	(168)	(590)	227	(363)
Adjustment of valuation allowance for the change in deferred taxes arising from the amortization of gains included in net income (loss) on available-for-sale securities transferred to held-to-maturity and release of valuation allowance	-	1,415	1,415	-	1,293	1,293
Net unrealized losses	(271)	1,518	1,247	(590)	1,520	930
Amounts reclassified into net income on cash flow hedges	(306)	119	(187)	(844)	328	(516)
Unrealized losses on derivative financial instruments accounted for as cash flow hedges	11,672	(4,540)	7,132	12,102	(4,707)	7,395
Adjustment of valuation allowance for the change in deferred taxes arising from unrealized gains and losses and amortization of gains included in net income on cash flow hedges and release of valuation allowance	-	13,740	13,740	-	13,698	13,698
Net unrealized losses	11,366	9,319	20,685	11,258	9,319	20,577
Net actuarial loss on defined benefit pension plan	-	-	-	(415)	161	(254)
Amortization of prior service cost and actuarial losses included in net periodic pension cost for defined benefit pension plan	133	(52)	81	265	(103)	162
Adjustment of valuation allowance for the change in deferred taxes arising from reclassification of unamortized prior service cost and actuarial losses and amortization of prior service cost and actuarial losses and release of valuation allowance	-	110	110	-	-	-
Net defined benefit pension plan activity	133	58	191	(150)	58	(92)

Total other comprehensive income (loss)	(4,130)	13,167	9,037	(3,315)	13,169	9,854

Comprehensive income	$(30,947)	$269,948	$239,001	$(17,782)	$269,365	$251,583

2012

Net (loss) income	$6,949	$(450)	$6,499	$18,791	$(764)	$18,027
Other comprehensive income (loss):
Unrealized (losses) gains on available-for-sale securities:
Unrealized holding gains (losses) arising during period	4,264	(1,645)	2,619	924	(277)	647
Reclassification adjustment for gains included in net income	(6,490)	2,425	(4,065)	(7,047)	2,631	(4,416)
Valuation allowance for the change in deferred taxes arising from unrealized gains and losses on available-for-sale securities	-	(780)	(780)	-	(2,354)	(2,354)
Net unrealized gains (losses)	(2,226)	-	(2,226)	(6,123)	-	(6,123)
Amortization of gains included in net income on available-for-sale securities transferred to held-to-maturity	(400)	151	(249)	(813)	308	(505)
Valuation allowance for the change in deferred taxes arising from the amortization of gains included in net income (loss) on available-for-sale securities transferred to held-to- maturity	-	(151)	(151)	-	(308)	(308)
Net unrealized losses	(400)	-	(400)	(813)	-	(813)
Amortization of gains included in net income on terminated derivative financial instruments that were previously accounted for as cash flow hedges	(714)	278	(436)	(2,314)	900	(1,414)
Unrealized losses on derivative financial instruments accounted for as cash flow hedges	(4,855)	1,889	(2,966)	(4,855)	1,889	(2,966)
Valuation allowance for the change in deferred taxes arising from unrealized gains and losses and amortization of gains included in net income on cash flow hedges	-	(2,167)	(2,167)	-	(2,789)	(2,789)
Net unrealized losses	(5,569)	-	(5,569)	(7,169)	-	(7,169)
Net actuarial loss on defined benefit pension plan	-	-	-	-	-	-
Amortization of prior service cost and actuarial losses included in net periodic pension cost for defined benefit pension plan	154	(60)	94	308	(120)	188
Valuation allowance for the change in deferred taxes arising from reclassification of unamortized prior service cost and actuarial losses and amortization of prior service cost and actuarial losses		60	60		120	120
Net defined benefit pension plan activity	154	-	154	308	-	308

Total other comprehensive income (loss)	(8,041)	-	(8,041)	(13,797)	-	(13,797)

Comprehensive income	$(1,092)	$(450)	$(1,542)	$4,994	$(764)	$4,230

See accompanying notes to consolidated financial statements.
4

UNITED COMMUNITY BANKS, INC. Consolidated Balance Sheet (Unaudited)
	June 30,	December 31,	June 30,
(in thousands, except share and per share data)	2013	2012	2012
ASSETS
Cash and due from banks	$62,564	$66,536	$50,596
Interest-bearing deposits in banks	141,016	124,613	133,857
Short-term investments	57,000	60,000	120,000
Cash and cash equivalents	260,580	251,149	304,453
Securities available-for-sale	1,937,264	1,834,593	1,701,583
Securities held-to-maturity (fair value $226,695, $261,131 and $299,791)	214,947	244,184	282,750
Mortgage loans held for sale	19,150	28,821	18,645
Loans, net of unearned income	4,189,368	4,175,008	4,119,235
Less allowance for loan losses	(81,845)	(107,137)	(112,705)
Loans, net	4,107,523	4,067,871	4,006,530
Assets covered by loss sharing agreements with the FDIC	35,675	47,467	65,914
Premises and equipment, net	167,197	168,920	172,200
Bank owned life insurance	82,276	81,867	81,265
Accrued interest receivable	19,279	18,659	20,151
Goodwill and other intangible assets	4,315	5,510	6,965
Foreclosed property	3,936	18,264	30,421
Net deferred tax asset	272,287	-	-
Unsettled securities sales	-	5,763	-
Other assets	38,206	29,191	46,229
Total assets	$7,162,635	$6,802,259	$6,737,106
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand	$1,349,804	$1,252,605	$1,150,444
NOW	1,225,664	1,316,453	1,196,507
Money market	1,167,889	1,149,912	1,117,139
Savings	247,821	227,308	219,077
Time:
Less than $100,000	982,009	1,055,271	1,164,451
Greater than $100,000	664,112	705,558	764,343
Brokered	374,530	245,033	210,506
Total deposits	6,011,829	5,952,140	5,822,467
Short-term borrowings	54,163	52,574	53,656
Federal Home Loan Bank advances	70,125	40,125	125,125
Long-term debt	124,845	124,805	120,265
Accrued expenses and other liabilities	72,370	51,210	39,598
Total liabilities	6,333,332	6,220,854	6,161,111

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $1 par value; 10,000,000 shares authorized;
Series A; $10 stated value; 21,700 shares issued and outstanding	217	217	217
Series B; $1,000 stated value; 180,000 shares issued and outstanding	179,323	178,557	177,814
Series D; $1,000 stated value; 16,613 shares issued and outstanding	16,613	16,613	16,613
Common stock, $1 par value; 100,000,000 shares authorized;
43,356,492, 42,423,870 and 41,726,509 shares issued and outstanding	43,356	42,424	41,727
Common stock, non-voting, $1 par value; 30,000,000 shares authorized;
14,474,810, 15,316,794 and 15,914,209 shares issued and outstanding	14,475	15,317	15,914
Common stock issuable; 271,215, 133,238 and 94,657 shares	4,705	3,119	2,893
Capital surplus	1,057,931	1,057,951	1,056,819
Accumulated deficit	(473,531)	(709,153)	(718,896)
Accumulated other comprehensive loss	(13,786)	(23,640)	(17,106)
Total shareholders’ equity	829,303	581,405	575,995
Total liabilities and shareholders’ equity	$7,162,635	$6,802,259	$6,737,106

See accompanying notes to consolidated financial statements.
5

UNITED COMMUNITY BANKS, INC. Consolidated Statement of Changes in Shareholders’ Equity (Unaudited) For the Six Months Ended June 30,
									Accumulated
	Preferred Stock				Non-Voting	Common			Other
(in thousands, except share	Series	Series	Series	Common	Common	Stock	Capital	Accumulated	Comprehensive
and per share data)	A	B	D	Stock	Stock	Issuable	Surplus	Deficit	Income (Loss)	Total

Balance, December 31, 2011	$217	$177,092	$16,613	$41,647	$15,914	$3,233	$1,054,940	$(730,861)	$(3,309)	$575,486
Net loss								18,027		18,027
Other comprehensive loss									(13,797)	(13,797)
Common stock issued to
dividend reinvestment plan
and employee benefit plans
(60,982 shares)				61			440			501
Amortization of stock options
and restricted stock awards							946			946
Vesting of restricted stock
(15,790 shares issued,
8,399 shares deferred)				16		(151)	206			71
Deferred compensation plan,
net, including dividend
equivalents						101				101
Shares issued from deferred
compensation plan
(2,637 shares)				3		(290)	287			-
Preferred stock dividends:
Series A								(6)		(6)
Series B		722						(5,222)		(4,500)
Series D								(834)		(834)
Balance, June 30, 2012	$217	$177,814	$16,613	$41,727	$15,914	$2,893	$1,056,819	$(718,896)	$(17,106)	$575,995

Balance, December 31, 2012	$217	$178,557	$16,613	$42,424	$15,317	$3,119	$1,057,951	$(709,153)	$(23,640)	$581,405
Net income								241,729		241,729
Other comprehensive income									9,854	9,854
Common stock issued to
dividend reinvestment
plan and to employee
benefit plans (35,667
shares)				35			348			383
Conversion of non-voting
common stock to voting
(841,984 shares)				842	(842)
Amortization of stock options
and restricted stock awards							1,359			1,359
Vesting of restricted stock,
net of shares surrendered
to cover payroll taxes
(50,450 shares issued,
133,914 shares deferred)				50		1,934	(2,161)			(177)
Deferred compensation plan,
net, including dividend
equivalents						91				91
Shares issued from deferred
compensation plan
(4,521 shares)				5		(439)	434			-
Preferred stock dividends:
Series A								(6)		(6)
Series B		766						(5,266)		(4,500)
Series D								(835)		(835)
Balance, June 30, 2013	$217	$179,323	$16,613	$43,356	$14,475	$4,705	$1,057,931	$(473,531)	$(13,786)	$829,303

See accompanying notes to consolidated financial statements.
6

UNITED COMMUNITY BANKS, INC. Consolidated Statement of Cash Flows (Unaudited)
	Six Months Ended
	June 30,
(in thousands)	2013	2012
Operating activities:
Net income	$241,729	$18,027
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	14,574	16,511
Provision for loan losses	59,500	33,000
Stock based compensation	1,359	946
Deferred income tax benefit	(258,987)	-
Securities gains, net	(116)	(7,047)
Losses and write downs on sales of other real estate owned	5,460	2,943
Loss on prepayment of borrowings	-	6,681
Changes in assets and liabilities:
Other assets and accrued interest receivable	12,872	22,783
Accrued expenses and other liabilities	19,487	(6,754)
Mortgage loans held for sale	9,671	5,236
Net cash provided by operating activities	105,549	92,326

Investing activities:
Investment securities held-to-maturity:
Proceeds from maturities and calls	33,141	45,741
Purchases	(4,993)	-
Investment securities available-for-sale:
Proceeds from sales	15,751	371,103
Proceeds from maturities and calls	260,967	289,985
Purchases	(397,907)	(580,652)
Net increase in loans	(203,903)	(58,765)
Proceeds from note sales	91,913	-
Collections from FDIC under loss sharing agreements	3,714	5,054
Proceeds from sales of premises and equipment	1,547	664
Purchases of premises and equipment	(4,488)	(2,581)
Proceeds from sale of other real estate	21,815	14,620
Net cash (used in) provided by investing activities	(182,443)	85,169

Financing activities:
Net change in deposits	59,689	(275,516)
Net change in short-term borrowings	1,589	(53,401)
Proceeds from Federal Home Loan Bank advances	485,000	1,489,000
Settlement of Federal Home Loan Bank advances	(455,000)	(1,406,701)
Proceeds from issuance of common stock for dividend reinvestment and employee benefit plans	383	501
Cash dividends on preferred stock	(5,336)	(5,341)
Net cash provided by (used in) financing activities	86,325	(251,458)
Net change in cash and cash equivalents	9,431	(73,963)
Cash and cash equivalents at beginning of period	251,149	378,416
Cash and cash equivalents at end of period	$260,580	$304,453

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$16,768	$23,222
Income taxes	2,355	(27,105)
Unsettled securities purchases	1,582	-
Transfers of loans to foreclosed property	9,433	9,319

See accompanying notes to consolidated financial statements.
7

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

In July 2013, the FASB issued Accounting Standards Update No. 2013-10, Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes.  The amendments in this update permit the Fed Funds Effective Swap Rate (OIS) to be used as a benchmark interest rate for hedge accounting in addition to UST and LIBOR. The amendments also remove the restriction on using different benchmark rates for similar hedges. The standard is effective prospectively for qualifying new or re-designated hedging relationships entered into on or after July 17, 2013.  This guidance did not have a material impact on United’s financial position, results of operations or disclosures.

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward exists. This ASU provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Since United has both unrecognized tax benefits and net operating loss and tax credit carryforwards, this ASU could have an impact on United's financial position, results of operations or disclosures. United is currently in the process of quantifying this impact.

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

United also enters into derivative transactions that are subject to master netting arrangements; however there were no offsetting positions at June 30, 2013, December 31, 2012 or June 30, 2012.
8

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table presents a summary of amounts outstanding under master netting agreements as of June 30, 2013 and December 31, 2012, and June 30, 2012 (in thousands).

	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet		Gross Amounts not Offset in the Balance Sheet
June 30, 2013			Net Asset Balance	Financial Instruments	Collateral Received	Net Amount

Repurchase agreements / reverse repurchase agreements	$400,000	$(350,000)	$50,000	$-	$-	$50,000
Derivatives	9,017	-	9,017	-	-	9,017
Total	$409,017	$(350,000)	$59,017	$-	$-	$59,017

Weighted average interest rate of reverse repurchase agreements	1.09%

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Liability Balance	Gross Amounts not Offset in the Balance Sheet
				Financial Instruments	Collateral Pledged	Net Amount

Repurchase agreements / reverse repurchase agreements	$350,000	$(350,000)	$-	$-	$-	$-
Derivatives	29,330	-	29,330	-	18,198	11,132
Total	$379,330	$(350,000)	$29,330	$-	$18,198	$11,132

Weighted average interest rate of repurchase agreements	.25%

	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet	Net Asset Balance	Gross Amounts not Offset in the Balance Sheet
December 31, 2012				Financial Instruments	Collateral Received	Net Amount

Repurchase agreements / reverse repurchase agreements	$325,000	$(265,000)	$60,000	$-	$-	$60,000
Securities lending transactions	50,000	(50,000)	-	-	-	-
Derivatives	658	-	658	-	-	658
Total	$375,658	$(315,000)	$60,658	$-	$-	$60,658

Weighted average interest rate of reverse repurchase agreements	1.18%

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Liability Balance	Gross Amounts not Offset in the Balance Sheet
				Financial Instruments	Collateral Pledged	Net Amount

Repurchase agreements / reverse repurchase agreements	$265,000	$(265,000)	$-	$-	$-	$-
Securities lending transactions	50,000	(50,000)	-	-	-	-
Derivatives	12,543	-	12,543	-	11,493	1,050
Total	$327,543	$(315,000)	$12,543	$-	$11,493	$1,050

Weighted average interest rate of repurchase agreements	.43%

	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet	Net Asset Balance	Gross Amounts not Offset in the Balance Sheet
June 30, 2012				Financial Instruments	Collateral Received	Net Amount

Repurchase agreements / reverse repurchase agreements	$320,000	$(200,000)	$120,000	$-	$-	$120,000
Derivatives	223	-	223	-	-	223
Total	$320,223	$(200,000)	$120,223	$-	$-	$120,223

Weighted average interest rate of reverse repurchase agreements	1.27%

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Liability Balance	Gross Amounts not Offset in the Balance Sheet
				Financial Instruments	Collateral Pledged	Net Amount

Repurchase agreements / reverse repurchase agreements	$200,000	$(200,000)	$-	$-	$-	$-
Derivatives	6,142	-	6,142	-	5,405	737
Total	$206,142	$(200,000)	$6,142	$-	$5,405	$737

Weighted average interest rate of repurchase agreements	.41%
9

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 4 – Securities

Realized gains and losses are derived using the specific identification method for determining the cost of securities sold. The following table summarizes securities sales activity for the three and six month periods ended June 30, 2013 and 2012 (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Proceeds from sales	$-	$265,992	$15,751	$371,103

Gross gains on sales	$-	$6,490	$116	$7,047
Gross losses on sales	-	-	-	-

Net gains on sales of securities	$-	$6,490	$116	$7,047

Income tax expense attributable to sales	$-	$2,425	$45	$2,631

Securities with a carrying value of $1.30 billion, $1.40 billion, and $1.29 billion were pledged to secure public deposits and other secured borrowings at June 30, 2013, December 31, 2012 and June 30, 2012, respectively.  Substantial borrowing capacity remains available under borrowing arrangements with the FHLB with currently pledged securities.

Securities are classified as held-to-maturity when management has the positive intent and ability to hold them until maturity.  Securities held-to-maturity are carried at amortized cost.

The amortized cost, gross unrealized gains and losses and fair value of securities held-to-maturity at June 30, 2013, December 31, 2012 and June 30, 2012 are as follows (in thousands).

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
As of June 30, 2013	Cost	Gains	Losses	Value

State and political subdivisions	$51,757	$4,332	$4	$56,085
Mortgage-backed securities (1)	163,190	7,658	238	170,610

Total	$214,947	$11,990	$242	$226,695

As of December 31, 2012

State and political subdivisions	$51,780	$5,486	$-	$57,266
Mortgage-backed securities (1)	192,404	11,461	-	203,865

Total	$244,184	$16,947	$-	$261,131

As of June 30, 2012

State and political subdivisions	$51,801	$5,586	$-	$57,387
Mortgage-backed securities (1)	230,949	11,635	-	242,584

Total	$282,750	$17,221	$-	$299,971

(1) All are residential type mortgage-backed securities
10

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The cost basis, unrealized gains and losses, and fair value of securities available-for-sale at June 30, 2013, December 31, 2012 and June 30, 2012 are presented below (in thousands).

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
As of June 30, 2013	Cost	Gains	Losses	Value

State and political subdivisions	$22,369	$1,112	$41	$23,440
Mortgage-backed securities (1)	1,410,189	15,935	13,538	1,412,586
Corporate bonds	260,464	1,585	8,181	253,868
Asset-backed securities	242,690	2,645	491	244,844
Other	2,526	-	-	2,526
Total	$1,938,238	$21,277	$22,251	$1,937,264

As of December 31, 2012

State and political subdivisions	$27,717	$1,354	$19	$29,052
Mortgage-backed securities (1)	1,408,042	22,552	2,092	1,428,502
Corporate bonds	169,783	1,052	7,173	163,662
Asset-backed securities	209,411	1,894	749	210,556
Other	2,821	-	-	2,821
Total	$1,817,774	$26,852	$10,033	$1,834,593

As of June 30, 2012

U.S. Government agencies	$43,618	$256	$-	$43,874
State and political subdivisions	25,704	1,462	7	27,159
Mortgage-backed securities (1)	1,408,047	25,723	339	1,433,431
Corporate bonds	119,198	-	9,160	110,038
Asset-backed securities	85,090	-	592	84,498
Other	2,583	-	-	2,583
Total	$1,684,240	$27,441	$10,098	$1,701,583

(1) All are residential type mortgage-backed securities

The following table summarizes held-to-maturity securities in an unrealized loss position as of June 30, 2013 (thousands).  As of December 31, 2012 and June 30, 2012, there were no held-to-maturity securities in an unrealized loss position.

	Less than 12 Months		12 Months or More		Total
As of June 30, 2013	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

State and political subdivisions	$374	$4	$-	$-	$374	$4
Mortgage-backed securities	$4,715	$238	$-	$-	4,715	238
Total unrealized loss position	$5,089	$242	$-	$-	$5,089	$242
11

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table summarizes available-for-sale securities in an unrealized loss position as of June 30, 2013, December 31, 2012 and June 30, 2012 (in thousands).

	Less than 12 Months		12 Months or More		Total
As of June 30, 2013	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

State and political subdivisions	$3,645	$39	$10	$2	$3,655	$41
Mortgage-backed securities	636,449	13,538	-	-	636,449	13,538
Corporate bonds	97,501	4,635	77,404	3,546	174,905	8,181
Asset-backed securities	56,817	208	32,495	283	89,312	491
Total unrealized loss position	$794,412	$18,420	$109,909	$3,831	$904,321	$22,251

As of December 31, 2012

State and political subdivisions	$3,674	$17	$10	$2	$3,684	$19
Mortgage-backed securities	326,485	2,092	-	-	326,485	2,092
Corporate bonds	21,248	136	93,903	7,037	115,151	7,173
Asset-backed securities	82,188	749	-	-	82,188	749
Total unrealized loss position	$433,595	$2,994	$93,913	$7,039	$527,508	$10,033

As of June 30, 2012

State and political subdivisions	$5,696	$3	$11	$4	$5,707	$7
Mortgage-backed securities	104,644	332	19,436	7	124,080	339
Corporate bonds	16,500	3,500	93,488	5,660	109,988	9,160
Asset-backed securities	74,097	592	-	-	74,097	592
Total unrealized loss position	$200,937	$4,427	$112,935	$5,671	$313,872	$10,098

At June 30, 2013, there were 111 available-for-sale securities and four held-to-maturity securities that were in an unrealized loss position.  United does not intend to sell nor believes it will be required to sell securities in an unrealized loss position prior to the recovery of their amortized cost basis.  Unrealized losses at June 30, 2013, December 31, 2012 and June 30, 2012 were primarily attributable to changes in interest rates, however the unrealized losses in corporate bonds also reflect downgrades in the underlying securities ratings since the time of acquisition.  The bonds remain above investment grade and United does not consider them to be impaired.

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, among other factors.  In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports.  No impairment charges were recognized during the three or six months ended June 30, 2013 or 2012.
12

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The amortized cost and fair value of held-to-maturity and available-for-sale securities at June 30, 2013, by contractual maturity, are presented in the following table (in thousands).

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

State and political subdivisions:
Within 1 year	$1,830	$1,868	$-	$-
1 to 5 years	14,572	15,460	10,860	11,724
5 to 10 years	5,119	5,207	25,594	27,728
More than 10 years	848	905	15,303	16,633
	22,369	23,440	51,757	56,085

Corporate bonds:
1 to 5 years	38,183	38,451	-	-
5 to 10 years	211,517	205,234	-	-
More than 10 years	10,764	10,183	-	-
	260,464	253,868	-	-

Asset-backed securities:
1 to 5 years	40,537	40,644	-	-
5 to 10 years	153,281	155,038	-	-
More than 10 years	48,872	49,162	-	-
	242,690	244,844	-	-

Other:
More than 10 years	2,526	2,526	-	-
	2,526	2,526	-	-

Total securities other than mortgage-backed securities:
Within 1 year	1,830	1,868	-	-
1 to 5 years	93,292	94,555	10,860	11,724
5 to 10 years	369,917	365,479	25,594	27,728
More than 10 years	63,010	62,776	15,303	16,633

Mortgage-backed securities	1,410,189	1,412,586	163,190	170,610

	$1,938,238	$1,937,264	$214,947	$226,695

Expected maturities may differ from contractual maturities because issuers and borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
13

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 5 – Loans and Allowance for Loan Losses

Major classifications of loans as of June 30, 2013, December 31, 2012 and June 30, 2012, are summarized as follows (in thousands).

	June 30,	December 31,	June 30,
	2013	2012	2012

Commercial (secured by real estate)	$1,748,145	$1,813,365	$1,836,477
Commercial & industrial	436,988	458,246	450,222
Commercial construction	132,562	154,769	169,338
Total commercial	2,317,695	2,426,380	2,456,037
Residential mortgage	1,278,559	1,214,203	1,128,336
Residential construction	331,681	381,677	408,966
Consumer installment	261,433	152,748	125,896

Total loans	4,189,368	4,175,008	4,119,235

Less allowance for loan losses	(81,845)	(107,137)	(112,705)

Loans, net	$4,107,523	$4,067,871	$4,006,530

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

Changes in the allowance for loan losses for the three and six months ended June 30, 2013 and 2012 are summarized as follows (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Balance beginning of period	$105,753	$113,601	$107,137	$114,468
Provision for loan losses	48,500	18,000	59,500	33,000
Charge-offs:
Commercial (secured by real estate)	26,740	4,418	32,194	8,346
Commercial & industrial	15,932	888	17,755	1,644
Commercial construction	6,305	88	6,350	452
Residential mortgage	6,718	4,014	9,074	9,781
Residential construction	18,530	9,846	21,512	15,475
Consumer installment	565	408	1,272	1,161
Total loans charged-off	74,790	19,662	88,157	36,859
Recoveries:
Commercial (secured by real estate)	1,274	69	1,485	300
Commercial & industrial	356	113	678	200
Commercial construction	10	-	59	30
Residential mortgage	209	152	418	544
Residential construction	24	283	33	598
Consumer installment	509	149	692	424
Total recoveries	2,382	766	3,365	2,096
Net charge-offs	72,408	18,896	84,792	34,763

Balance end of period	$81,845	$112,705	$81,845	$112,705

14

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

During the second quarter of 2013, United executed a plan to accelerate the disposition of classified assets including performing classified loans, nonperforming loans and foreclosed properties.  The purpose of the accelerated classified asset disposition plan was to clean up legacy credit problems remaining from the recent financial crisis and to accelerate the improvement of United’s credit measures toward pre-crisis levels.  The classified asset sales included individual note and foreclosed property sales and a large bulk sale of classified assets to a single investor.  The bulk sale included performing and nonperforming classified loans and foreclosed properties.  The assets were divided into four separate pools that were bid for separately by potential buyers.  A single purchaser was the high bidder for each of the four pools.  The table below shows the allocation among impaired loans, loans that were not considered impaired and foreclosed properties, including United's recorded investment in those assets, the sales proceeds and the resulting net charge offs of assets sold in the bulk sale transaction (in thousands).

	Recorded Investment	Net Sales Proceeds	Net Charge-Off
Loans considered impaired	$96,829	$56,298	$(40,531)
Loans not considered impaired	25,687	15,227	(10,460)
Foreclosed properties	8,398	5,933	(2,465)
Total assets sold	$130,914	$77,458	$(53,456)

The loans considered impaired in the table above were assigned specific reserves of $6.86 million in the most recent analysis of the allowance for loan losses prior to the sale. Because the assets were sold at liquidation prices in a bulk transaction with no recourse, the sales price was generally lower than the appraised value of the foreclosed properties and loan collateral.  Although the classified asset sales increased charge-offs during the second quarter of 2013, they accomplished management’s goal of moving classified asset levels toward the pre-crisis range.

United considers all loans that are on nonaccrual with a balance of $500,000 or greater and all troubled debt restructurings (“TDRs”) to be impaired.  In addition, United reviews all accruing substandard loans greater than $2 million to determine if the loan is impaired.  A loan is considered impaired when, based on current events and circumstances, it is probable that all amounts due, according to the contractual terms of the loan, will not be collected.  All TDRs are considered impaired regardless of accrual status.  Impairment is measured based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent.  A specific reserve is established for impaired loans for the amount of calculated impairment.  Interest payments received on impaired nonaccrual loans are applied as a reduction of the outstanding principal balance.  For impaired loans not on nonaccrual status, interest is accrued according to the terms of the loan agreement.  Loans are evaluated for impairment quarterly and specific reserves are established in the allowance for loan losses for any measured impairment.

Each quarter, United’s management prepares an analysis of the allowance for loan losses to determine the appropriate balance that measures and quantifies the amount of loss inherent in the loan portfolio.  The allowance is comprised of specific reserves which are determined as described above, general reserves which are determined based on historical loss experience as adjusted for current trends and economic conditions and an unallocated portion.  United uses eight quarters of historical loss experience weighted toward the most recent quarters to determine the loss factors to be used.  Eight quarters has been determined to be an appropriate time period as it is recent enough to be relevant to current conditions and covers a length of time sufficient to minimize distortions caused by nonrecurring and unusual activity that might otherwise influence a shorter time period.  The weighted average is calculated by multiplying each quarter’s annualized historical net charge-off rate by 1 through 8, with 8 representing the most recent quarter and 1 representing the oldest quarter.  United uses annualized charge-off rates under the broad assumption that losses inherent in the loan portfolio will generally be resolved within twelve months.  Problem loans that are not resolved within twelve months are generally larger loans that are more complex in nature requiring more time to either rehabilitate or work out of the bank.  These credits are subject to impairment testing and specific reserves.

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
15

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table presents the balance and activity in the allowance for loan losses by portfolio segment and the recorded investment in loans by portfolio segment based on the impairment method as of June 30, 2013, December 31, 2012 and June 30, 2012 (in thousands).

Six Months Ended June 30, 2013	Commercial (Secured by Real Estate)	Commercial & Industrial	Commercial Construction	Residential Mortgage	Residential Construction	Consumer Installment	Unallocated	Total
Allowance for loan losses:
Beginning balance	$27,847	$5,537	$8,389	$26,642	$26,662	$2,747	$9,313	$107,137
Charge-offs	(32,194)	(17,755)	(6,350)	(9,074)	(21,512)	(1,272)	-	(88,157)
Recoveries	1,485	678	59	418	33	692	-	3,365
Provision	25,670	19,594	2,177	2,041	12,139	223	(2,344)	59,500
Ending balance	$22,808	$8,054	$4,275	$20,027	$17,322	$2,390	$6,969	$81,845
Ending allowance attributable to loans:
Individually evaluated for impairment	$2,862	$129	$440	$1,197	$417	$12	$-	$5,057
Collectively evaluated for impairment	19,946	7,925	3,835	18,830	16,905	2,378	6,969	76,788
Total ending allowance balance	$22,808	$8,054	$4,275	$20,027	$17,322	$2,390	$6,969	$81,845
Loans:
Individually evaluated for impairment	$52,297	$5,738	$12,955	$18,393	$14,095	$337	$-	$103,815
Collectively evaluated for impairment	1,695,848	431,250	119,607	1,260,166	317,586	261,096	-	4,085,553
Total loans	$1,748,145	$436,988	$132,562	$1,278,559	$331,681	$261,433	$-	$4,189,368

December 31, 2012
Allowance for loan losses:
Ending allowance attributable to loans:
Individually evaluated for impairment	$6,106	$490	$2,239	$2,165	$625	$19	$-	$11,644
Collectively evaluated for impairment	21,741	5,047	6,150	24,477	26,037	2,728	9,313	95,493
Total ending allowance balance	$27,847	$5,537	$8,389	$26,642	$26,662	$2,747	$9,313	$107,137
Loans:
Individually evaluated for impairment	$104,409	$51,501	$40,168	$22,247	$34,055	$430	$-	$252,810
Collectively evaluated for impairment	1,708,956	406,745	114,601	1,191,956	347,622	152,318	-	3,922,198
Total loans	$1,813,365	$458,246	$154,769	$1,214,203	$381,677	$152,748	$-	$4,175,008
Six Months Ended June 30, 2012
Beginning balance	$31,644	$5,681	$6,097	$29,076	$30,379	$2,124	$9,467	$114,468
Charge-offs	(8,346)	(1,644)	(452)	(9,781)	(15,475)	(1,161)	-	(36,859)
Recoveries	300	200	30	544	598	424	-	2,096
Provision	6,288	1,061	4,662	6,471	13,712	1,183	(377)	33,000
Ending balance	$29,886	$5,298	$10,337	$26,310	$29,214	$2,570	$9,090	$112,705
Ending allowance attributable to loans:
Individually evaluated for impairment	$8,544	$753	$2,476	$1,389	$4,188	$20	$-	$17,370
Collectively evaluated for impairment	21,342	4,545	7,861	24,921	25,026	2,550	9,090	95,335
Total ending allowance balance	$29,886	$5,298	$10,337	$26,310	$29,214	$2,570	$9,090	$112,705
Loans:
Individually evaluated for impairment	$130,838	$57,747	$42,833	$19,844	$41,906	$511	$-	$293,679
Collectively evaluated for impairment	1,705,639	392,475	126,505	1,108,492	367,060	125,385	-	3,825,556
Total loans	$1,836,477	$450,222	$169,338	$1,128,336	$408,966	$125,896	$-	$4,119,235

When a loan officer determines that a loan is uncollectible, he or she is responsible for recommending to the local bank president that the loan be charged off.  Full or partial charge-offs may also be recommended by the Collections Department, the Special Assets Department and the Foreclosure / OREO department.  Nonaccrual real estate loans that are collateral dependent are generally charged down to 80% of the appraised value of the underlying collateral at the time they are placed on nonaccrual status.

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

At June 30, 2013, December 31, 2012 and June 30, 2012, loans with a carrying value of $2.00 billion, $1.90 billion and $1.61 billion, respectively, were pledged as collateral to secure FHLB advances and other contingent funding sources.
16

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The average balances of impaired loans and income recognized on impaired loans while they were considered impaired is presented below for the three and six months ended June 30, 2013 and 2012 (in thousands).

	2013			2012
Three Months Ended June 30,	Average Balance	Interest Revenue Recognized During Impairment	Cash Basis Interest Revenue Received	Average Balance	Interest Revenue Recognized During Impairment	Cash Basis Interest Revenue Received
Commercial (secured by real estate)	$52,191	$631	$665	$125,419	$1,414	$1,476
Commercial & industrial	5,804	63	70	48,984	191	700
Commercial construction	13,034	114	115	41,242	217	304
Total commercial	71,029	808	850	215,645	1,822	2,480
Residential mortgage	18,950	205	193	19,645	255	297
Residential construction	14,058	178	147	51,596	336	431
Consumer installment	246	4	4	450	8	8
Total	$104,283	$1,195	$1,194	$287,336	$2,421	$3,216

Six Months Ended June 30,
Commercial (secured by real estate)	$74,233	$1,577	$1,665	$112,633	$2,665	$2,817
Commercial & industrial	27,277	219	699	49,922	309	1,310
Commercial construction	27,983	265	347	36,109	484	761
Total commercial	129,493	2,061	2,711	198,664	3,458	4,888
Residential mortgage	20,179	446	416	25,060	480	558
Residential construction	29,374	504	575	59,866	737	949
Consumer installment	263	10	10	391	13	13
Total	$179,309	$3,021	$3,712	$283,981	$4,688	$6,408

The following table presents loans individually evaluated for impairment by class of loans as of June 30, 2013, December 31, 2012 and June 30, 2012 (in thousands).

	June 30, 2013			December 31, 2012			June 30, 2012
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Commercial (secured by real estate)	$27,851	$17,640	$-	$74,066	$62,609	$-	$105,788	$95,453	$-
Commercial & industrial	3,809	3,809	-	74,572	49,572	-	81,036	56,036	-
Commercial construction	809	659	-	23,938	17,305	-	22,491	21,372	-
Total commercial	32,469	22,108	-	172,576	129,486	-	209,315	172,861	-
Residential mortgage	8,676	6,843	-	10,336	8,383	-	13,994	11,578	-
Residential construction	8,476	4,992	-	35,439	19,093	-	46,589	30,094	-
Consumer installment	203	102	-	-	-	-	185	185	-
Total with no related allowance recorded	49,824	34,045	-	218,351	156,962	-	270,083	214,718	-
With an allowance recorded:
Commercial (secured by real estate)	34,741	34,657	2,862	44,395	41,800	6,106	35,348	35,295	8,544
Commercial & industrial	2,091	1,929	129	2,170	1,929	490	1,711	1,711	753
Commercial construction	12,376	12,296	440	23,746	22,863	2,239	21,461	21,461	2,476
Total commercial	49,208	48,882	3,431	70,311	66,592	8,835	58,520	58,467	11,773
Residential mortgage	11,794	11,550	1,197	14,267	13,864	2,165	8,458	8,266	1,389
Residential construction	9,411	9,103	417	15,412	14,962	625	11,886	11,812	4,188
Consumer installment	244	235	12	441	430	19	335	326	20
Total with an allowance recorded	70,657	69,770	5,057	100,431	95,848	11,644	79,199	78,871	17,370
Total	$120,481	$103,815	$5,057	$318,782	$252,810	$11,644	$349,282	$293,589	$17,370

There were no loans more than 90 days past due and still accruing interest at June 30, 2013, December 31, 2012 or June 30, 2012.  Nonaccrual loans include both homogeneous loans that are collectively evaluated for impairment and individually evaluated impaired loans.  United’s policy is to place loans on nonaccrual status when, in the opinion of management, the principal and interest on a loan is not likely to be repaid in accordance with the loan terms or when the loan becomes 90 days past due and is not well secured and in the process of collection.  When a loan is classified on nonaccrual status, interest previously accrued but not collected is reversed against current interest revenue.  Principal and interest payments received on a nonaccrual loan are applied to reduce outstanding principal.
17

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table presents the recorded investment (unpaid principal less amounts charged-off) in nonaccrual loans by loan class as of June 30, 2013, December 31, 2012 and June 30, 2102 (in thousands).

	Nonaccrual Loans
	June 30, 2013	December 31, 2012	June 30, 2012

Commercial (secured by real estate)	$7,237	$22,148	$19,115
Commercial & industrial	548	31,817	34,982
Commercial construction	504	23,843	18,175
Total commercial	8,289	77,808	72,272
Residential mortgage	14,338	12,589	16,631
Residential construction	4,838	18,702	25,530
Consumer installment	399	795	907
Total	$27,864	$109,894	$115,340

Balance as a percentage of unpaid principal	62.6%	69.5%	68.8%

The following table presents the aging of the recorded investment in past due loans as of June 30, 2013, December 31, 2012 and June 30, 2012 by class of loans (in thousands).

	Loans Past Due				Loans Not
As of June 30, 2013	30 - 59 Days	60 - 89 Days	> 90 Days	Total	Past Due	Total

Commercial (secured by real estate)	$3,541	$696	$2,136	$6,373	$1,741,772	$1,748,145
Commercial & industrial	1,123	500	145	1,768	435,220	436,988
Commercial construction	1,128	235	196	1,559	131,003	132,562
Total commercial	5,792	1,431	2,477	9,700	2,307,995	2,317,695
Residential mortgage	10,543	3,993	5,639	20,175	1,258,384	1,278,559
Residential construction	2,037	335	1,261	3,633	328,048	331,681
Consumer installment	893	183	30	1,106	260,327	261,433
Total loans	$19,265	$5,942	$9,407	$34,614	$4,154,754	$4,189,368

As of December 31, 2012
Commercial (secured by real estate)	$8,106	$3,232	$7,476	$18,814	$1,794,551	$1,813,365
Commercial & industrial	1,565	429	867	2,861	455,385	458,246
Commercial construction	2,216	-	4,490	6,706	148,063	154,769
Total commercial	11,887	3,661	12,833	28,381	2,397,999	2,426,380
Residential mortgage	12,292	2,426	4,848	19,566	1,194,637	1,214,203
Residential construction	2,233	1,934	5,159	9,326	372,351	381,677
Consumer installment	1,320	245	289	1,854	150,894	152,748
Total loans	$27,732	$8,266	$23,129	$59,127	$4,115,881	$4,175,008

As of June 30, 2012
Commercial (secured by real estate)	$7,053	$1,342	$11,996	$20,391	$1,816,086	$1,836,477
Commercial & industrial	663	1,496	389	2,548	447,674	450,222
Commercial construction	3,555	133	950	4,638	164,700	169,338
Total commercial	11,271	2,971	13,335	27,577	2,428,460	2,456,037
Residential mortgage	12,636	2,980	6,756	22,372	1,105,964	1,128,336
Residential construction	4,781	1,189	11,096	17,066	391,900	408,966
Consumer installment	971	325	398	1,694	124,202	125,896
Total loans	$29,659	$7,465	$31,585	$68,709	$4,050,526	$4,119,235
18

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

As of June 30, 2013, December 31, 2012, and June 30, 2012, $4.34 million, $9.50 million and $10.3 million of specific reserves were allocated to customers whose loan terms have been modified in TDRs.  United committed to lend additional amounts totaling up to $35,000, $689,000 and $490,000 as of June 30, 2013, December 31, 2012 and June 30, 2012, respectively, to customers with outstanding loans that are classified as TDRs.

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

The following table presents additional information on TDRs including the number of loan contracts restructured and the pre- and post-modification recorded investment as of June 30, 2013, December 31, 2012 and June 30, 2012 (dollars in thousands).

	June 30, 2013			December 31, 2012			June 30, 2012
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment

Commercial (sec by RE)	77	$45,874	$42,366	96	$80,261	$75,340	96	$87,104	$82,325
Commercial & industrial	34	3,091	2,929	32	7,492	7,250	29	3,972	3,972
Commercial construction	14	13,185	12,956	25	37,537	33,809	23	42,796	41,677
Total commercial	125	62,150	58,251	153	125,290	116,399	148	133,872	127,974
Residential mortgage	110	17,772	16,381	117	20,323	19,296	110	17,613	16,950
Residential construction	51	11,895	9,908	67	25,822	23,786	72	25,123	22,178
Consumer installment	42	447	337	51	1,292	1,282	47	521	511
Total loans	328	$92,264	$84,877	388	$172,727	$160,763	377	$177,129	$167,613

Loans modified under the terms of a TDR during the three and six months ended June 30, 2013 and 2012 are presented in the table below.  In addition, the following table presents loans modified under the terms of a TDR that became 90 days or more delinquent during the three and six months ended June 30, 2013 and 2012 that were initially restructured within one year prior to the three and six months ended June 30, 2013 and 2012 (dollars in thousands).

New Troubled Debt Restructurings for the Three Months Ended June 30, 2013	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Modified Within the Previous Twelve Months that Have Subsequently Defaulted During the Three Months Ended June 30, 2013
				Number of Contracts	Recorded Investment

Commercial (secured by real estate)	9	$6,523	$6,523	$-	$-
Commercial & industrial	-	-	-	-	-
Commercial construction	-	-	-	-	-
Total commercial	9	6,523	6,523	-	-
Residential mortgage	2	649	505	1	40
Residential construction	2	339	339	-	-
Consumer installment	-	-	-	-	-
Total loans	13	$7,511	$7,367	1	$40
19

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

New Troubled Debt Restructurings for the Six Months Ended June 30, 2013	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Modified Within the Previous Twelve Months that Have Subsequently Defaulted During the Six Months Ended June 30, 2013
				Number of Contracts	Recorded Investment

Commercial (secured by real estate)	17	$10,091	$10,091	$1	$432
Commercial & industrial	9	815	709	1	35
Commercial construction	-	-	-	2	1,454
Total commercial	26	10,906	10,800	4	1,921
Residential mortgage	13	2,764	2,620	2	108
Residential construction	7	1,123	994	2	117
Consumer installment	4	21	21	3	20
Total loans	50	$14,814	$14,435	11	$2,166

New Troubled Debt Restructurings for the Three Months Ended June 30, 2012	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Modified Within the Previous Twelve Months that Have Subsequently Defaulted During the Three Months Ended June 30, 2012
				Number of Contracts	Recorded Investment

Commercial (secured by real estate)	10	$7,815	$7,728	$3	$2,307
Commercial & industrial	7	598	598	1	5
Commercial construction	7	7,702	7,702	-	-
Total commercial	24	16,115	16,028	4	2,312
Residential mortgage	20	5,288	5,112	1	27
Residential construction	20	7,638	6,361	1	121
Consumer installment	8	210	210	1	6
Total loans	72	$29,251	$27,711	7	$2,466

New Troubled Debt Restructurings for the Six Months Ended June 30, 2012	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Modified Within the Previous Twelve Months that Have Subsequently Defaulted During the Six Months Ended June 30, 2012
				Number of Contracts	Recorded Investment

Commercial (secured by real estate)	34	$22,914	$21,469	$3	$2,307
Commercial & industrial	17	3,322	3,322	2	48
Commercial construction	14	28,483	28,483	2	4,174
Total commercial	65	54,719	53,274	7	6,529
Residential mortgage	44	10,567	10,385	4	400
Residential construction	34	11,389	9,550	4	1,597
Consumer installment	15	270	265	1	6
Total loans	158	$76,945	$73,474	16	$8,532
20

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Collateral dependent TDRs that subsequently default and are placed on nonaccrual are charged down to the fair value of the collateral consistent with United’s policy for nonaccrual loans.  Impairment on TDRs that are not collateral dependent continues to be measured on discounted cash flows regardless of whether the loan has subsequently defaulted.

As of June 30, 2013, December 31, 2012 and June 30, 2012, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands).

			Substandard		Doubtful /
As of June 30, 2013	Pass	Watch	Performing	Nonaccrual	Loss	Not Rated	Total

Commercial (secured by real estate)	$1,595,141	$67,017	$78,750	$7,237	$-	$-	$1,748,145
Commercial & industrial	418,354	5,716	11,458	548	-	912	436,988
Commercial construction	104,185	12,107	15,766	504	-	-	132,562
Total commercial	2,117,680	84,840	105,974	8,289	-	912	2,317,695
Residential mortgage	1,185,658	27,341	51,222	14,338	-	-	1,278,559
Residential construction	292,116	18,096	16,631	4,838	-	-	331,681
Consumer installment	257,563	966	2,505	399	-	-	261,433
Total loans	$3,853,017	$131,243	$176,332	$27,864	$-	$912	$4,189,368

As of December 31, 2012

Commercial (secured by real estate)	$1,592,677	$80,997	$117,543	$22,148	$-	$-	$1,813,365
Commercial & industrial	401,606	5,404	18,477	31,817	-	942	458,246
Commercial construction	104,296	7,345	19,285	23,843	-	-	154,769
Total commercial	2,098,579	93,746	155,305	77,808	-	942	2,426,380
Residential mortgage	1,102,746	33,689	65,179	12,589	-	-	1,214,203
Residential construction	292,264	32,907	37,804	18,702	-	-	381,677
Consumer installment	147,214	1,086	3,653	795	-	-	152,748
Total loans	$3,640,803	$161,428	$261,941	$109,894	$-	$942	$4,175,008

As of June 30, 2012

Commercial (secured by real estate)	$1,596,876	$72,067	$148,419	$19,115	$-	$-	$1,836,477
Commercial & industrial	393,894	4,652	15,916	34,982	-	778	450,222
Commercial construction	107,199	6,088	37,876	18,175	-	-	169,338
Total commercial	2,097,969	82,807	202,211	72,272	-	778	2,456,037
Residential mortgage	999,323	39,105	73,277	16,631	-	-	1,128,336
Residential construction	290,804	47,182	45,450	25,530	-	-	408,966
Consumer installment	121,166	1,117	2,706	907	-	-	125,896
Total loans	$3,509,262	$170,211	$323,644	$115,340	$-	$778	$4,119,235

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
21

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 6 – Foreclosed Property

Major classifications of foreclosed properties at June 30, 2013, December 31, 2012 and June 30, 2012 are summarized as follows (in thousands).

	June 30,	December 31,	June 30,
	2013	2012	2012

Commercial real estate	$847	$6,368	$11,639
Commercial construction	376	2,204	2,732
Total commercial	1,223	8,572	14,371
Residential mortgage	1,931	5,192	5,868
Residential construction	4,384	11,454	22,054
Total foreclosed property	7,538	25,218	42,293
Less valuation allowance	(3,602)	(6,954)	(11,872)
Foreclosed property, net	$3,936	$18,264	$30,421

Balance as a percentage of original loan unpaid principal	31.6%	39.7%	39.3%

In the second quarter of 2013, United completed the accelerated sales of classified assets including performing and nonperforming classified loans and foreclosed properties.  The classified asset sales resulted in a much lower balance of foreclosed property costs at June 30, 2013 and elevated losses from sales.

Activity in the valuation allowance for foreclosed property for the three and six months ended June 30, 2013 and 2012 is presented in the following table (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Balance at beginning of period	$4,979	$17,746	$6,954	$18,982
Additions charged to expense	1,369	1,008	2,410	3,119
Disposals	(2,746)	(6,882)	(5,762)	(10,229)
Balance at end of period	$3,602	$11,872	$3,602	$11,872

Expenses related to foreclosed assets for the three and six months ended June 30, 2013 and 2012 is presented in the following table (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net loss on sales	$2,945	$(269)	$3,050	$(176)
Provision for unrealized losses	1,369	1,008	2,410	3,119
Operating expenses	837	1,112	2,024	2,733
Total foreclosed property expense	$5,151	$1,851	$7,484	$5,676

22

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 7 – Reclassifications Out of Accumulated Other Comprehensive Income

The following table presents the details regarding amounts reclassified out of accumulated other comprehensive income for the three and six months ended June 30, 2013 (in thousands).

	Amounts Reclassified from Accumulated Other Comprehensive Income
Details about Accumulated Other Comprehensive Income Components	For the Three Months Ended June 30, 2013	For the Six Months Ended June 30, 2013	Affected Line Item in the Statement Where Net Income is Presented

Unrealized (losses) gains on available-for-sale securities:
	$-	$116	Securities gains, net
	-	(45)	Tax (expense) or benefit
	$-	$71	Net of tax

Amortization of gains included in net income on available-for-sale securities transferred to held to maturity:
	$271	$590	Investment securities interest revenue
	(103)	(227)	Tax (expense) or benefit
	$168	$363	Net of tax

Gains included in net income on derivative financial instruments accounted for as cash flow hedges:
Effective portion of interest rate contracts	$303	$840	Loan interest revenue
Ineffective portion of interest rate contracts	3	4	Other fee revenue
	306	844	Total before tax
	(119)	(328)	Tax (expense) or benefit
	$187	$516	Net of tax

Amortization of prior service cost and actuarial losses included in net periodic pension cost for defined benefit pension plan
Prior service cost	$(91)	$(181)	Salaries and employee benefits expense
Actuarial losses	(42)	(84)	Salaries and employee benefits expense
	(133)	(265)	Total before tax
	52	103	Tax (expense) or benefit
	$(81)	$(162)	Net of tax

Total reclassifications for the period	$274	$788	Net of tax

Amounts shown above in parentheses reduce earnings

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

During the three and six months ended June 30, 2013 and 2012, United accrued dividends on preferred stock, including accretion of discounts, as shown in the following table (in thousands).

	Three Months Ended		Six Months Ended
	June 30		June 30
	2013	2012	2013	2012

Series A - 6% fixed	$3	$3	$6	$6
Series B - 5% fixed until December 6, 2013, 9% thereafter	2,636	2,614	5,266	5,222
Series D - LIBOR plus 9.6875%, resets quarterly	416	415	835	834
Total preferred stock dividends	$3,055	$3,032	$6,107	$6,062

All preferred stock dividends are payable quarterly.
Series B preferred stock was issued at a discount. Dividend amounts shown include discount accretion for each period.
23

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The preferred stock dividends were subtracted from net income in order to arrive at net income available to common shareholders.  There were no dilutive securities outstanding for the three and six months ended June 30, 2013 and 2012.

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2013 and 2012 (in thousands, except per share data).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net income available to common shareholders	$226,909	$3,467	$235,622	$11,965

Weighted average shares outstanding:
Basic	58,141	57,840	58,111	57,803
Effect of dilutive securities
Convertible securities	-	-	-	-
Stock options	-	-	-	-
Warrants	-	-	-	-
Diluted	58,141	57,840	58,111	57,803

Income per common share:
Basic	$3.90	$.06	$4.05	$.21
Diluted	$3.90	$.06	$4.05	$.21

At June 30, 2013, United had the following potentially dilutive stock options and warrants outstanding: a warrant to purchase 219,909 common shares at $61.40 per share issued originally to the U.S. Treasury in conjunction with the issuance of United’s fixed rate cumulative preferred perpetual stock, Series B; 129,670 common shares issuable upon exercise of warrants attached to trust preferred securities with an exercise price of $100 per share; 407,372 common shares issuable upon exercise of stock options granted to employees with a weighted average exercise price of $100.90; 393,785 shares issuable upon completion of vesting of restricted stock awards; 1,411,765 common shares issuable upon exercise of warrants exercisable at a price equivalent to $21.25 per share granted to Fletcher International Ltd. (“Fletcher”) in connection with a 2010 asset purchase and sale agreement; and 1,551,126 common shares issuable upon exercise of warrants granted in connection with United’s tax benefits preservation plan, exercisable at $12.50 per share.

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
24

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The table below presents the fair value of United’s derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of June 30, 2013, December 31, 2012 and June 30, 2012 (in thousands).

Derivatives accounted for as hedges under ASC 815

		Fair Value
Interest Rate	Balance Sheet	June 30,	December 31,	June 30,
Products	Location	2013	2012	2012

Asset derivatives	Other assets	$8,017	$23	$68

Liability derivatives	Other liabilities	$28,325	$11,900	$5,987

Derivatives not accounted for as hedges under ASC 815

		Fair Value
Interest Rate	Balance Sheet	June 30,	December 31,	June 30,
Products	Location	2013	2012	2012

Asset derivatives	Other assets	$1,000	$635	$155

Liability derivatives	Other liabilities	$1,005	$643	$155

Derivative contracts that are not accounted for as hedges under ASC 815, Derivatives and Hedging are between United and certain commercial loan customers with offsetting positions to dealers under a back-to-back swap program.

Cash Flow Hedges of Interest Rate Risk

United’s objectives in using interest rate derivatives are to add stability to net interest revenue and to manage its exposure to interest rate movements. To accomplish this objective, United primarily uses interest rate swaps as part of its interest rate risk management strategy.  At June 30, 2013, United’s interest rate swaps designated as cash flow hedges involve the payment of fixed-rate amounts to a counterparty in exchange for United receiving variable-rate payments over the life of the agreements without exchange of the underlying notional amount.  United’s current cash flow hedges are for the purpose of converting variable rate deposits and wholesale borrowings to a fixed rate to protect United in a rising rate environment.  The swaps are forward starting and do not become effective until 2014 and 2015.  United had three swap contracts outstanding with a total notional amount of $200 million that were designated as cash flow hedges of future issuances of brokered deposits and three swap contracts outstanding with a total notional amount of $375 million that were designated as cash flow hedges of indexed money market accounts at June 30, 2013.  At December 31, 2012 and June 30, 2012, United had three swap contracts outstanding with a notional amount of $200 million that were designated as cash flow hedges of future issuances of brokered deposits and two swap contracts outstanding with a total notional amount of $200 million that were designated as cash flow hedges of indexed money market accounts.

The effective portion of changes in the fair value of derivatives designated as, and that qualify as, cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense when the swaps become effective in 2014 as interest payments are made on United’s LIBOR based variable-rate wholesale borrowings and indexed deposit accounts.  At June 30, 2013, a portion of the amount included in other comprehensive income represents deferred gains from terminated cash flow hedges where the forecasted hedging transaction is expected to remain effective over the remaining unexpired term of the original contract.  Such gains are being deferred and recognized over the remaining life of the contract on a straight line basis.  During the three and six months ended June 30, 2013, United accelerated the reclassification of $3,000 and $4,000, respectively, in gains from terminated positions as a result of the forecasted transactions becoming probable not to occur.  For the same periods in 2012, those amounts were gains of $43,000 and $124,000, respectively.  During the next three months, United estimates that the remaining $58,000 of the deferred gains on terminated cash flow hedging positions will be reclassified as an increase to loan interest revenue.  In addition, United’s forward starting active cash flow hedges of floating rate liabilities will begin to become effective over the next twelve months.  United recognized $79,000 in hedge ineffectiveness gains on active cash flow hedges in the second quarter of 2013.  No such hedge ineffectiveness gains or losses were recognized on active cash flow hedges in 2012.  United expects that $862,000 will be reclassified as an increase to deposit interest expense over the next twelve months related to these cash flow hedges.
25

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Fair Value Hedges of Interest Rate Risk

United is exposed to changes in the fair value of certain of its fixed rate investments and obligations due to changes in interest rates. United uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in interest rates.  Interest rate swaps designated as fair value hedges of fixed rate obligations involve the receipt of fixed-rate amounts from a counterparty in exchange for United making variable rate payments over the life of the agreements without the exchange of the underlying notional amount.  Interest rate swaps designated as fair value hedges of fixed rate investments involve the receipt of variable-rate amounts from a counterparty in exchange for United making fixed rate payments over the life of the instrument without the exchange of the underlying notional amount.  At June 30, 2013, United had 25 interest rate swaps with an aggregate notional amount of $335 million that were designated as fair value hedges of interest rate risk.  Eight of the interest rate swaps outstanding at June 30, 2013 with an aggregate notional amount of $86 million were receive-variable / pay-fixed swaps that were used for the purpose of hedging changes in the fair value of fixed rate corporate bonds resulting from changes in interest rates.  The other 17 were pay-variable / receive-fixed swaps hedging changes in the fair value of fixed rate brokered time deposits resulting from changes in interest rates.  At June 30, 2012, United had seven interest rate swaps with an aggregate notional amount of $104 million that were designated as fair value hedges of fixed rate brokered time deposits.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. United includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related derivatives.  During the three and six months ended June 30, 2013, United recognized net gains of $289,000 and $203,000, respectively, and during the three and six months ended June 30, 2012, United recognized net losses of $223,000 and $189,000, respectively, related to ineffectiveness of the fair value hedging relationships.  United also recognized a net reduction of interest expense of $1.20 million and $2.27 million, respectively, for the three and six months ended June 30, 2013 and a net reduction of interest expense of $550,000 and $828,000, respectively, for the three and six months ended June 30, 2012 related to United’s fair value hedges of brokered time deposits, which includes net settlements on the derivatives.  United recognized a $283,000 and $295,000 reduction of interest revenue on securities during the second quarter and first six months of 2013 related to United’s fair value hedges of corporate bonds.

Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement

The tables below present the effect of United’s derivative financial instruments on the consolidated statement of operations for the three and six months ended June 30, 2013 and 2012.

Derivatives in Fair Value Hedging Relationships (in thousands).

Location of Gain (Loss)	Amount of Gain (Loss) Recognized in		Amount of Gain (Loss) Recognized in
Recognized in Income	Income on Derivative		Income on Hedged Item
on Derivative	2013	2012	2013	2012

Three Months Ended June 30,
Other fee revenue	$(10,980)	$2,087	$11,269	$(2,310)

Six Months Ended June 30,
Other fee revenue	$(13,056)	$823	$13,259	$(1,012)

In most cases, the estate of deceased brokered certificate of deposit holders may put the certificate of deposit back to the issuing bank at par upon the death of the holder.  When these death puts occur, a gain or loss is recognized for the difference between the fair value and the par amount of the deposits put back.  The change in the fair value of brokered time deposits that are being hedged in fair value hedging relationships reported in the table above includes gains and losses from death puts and such gains and losses are included in the amount of reported ineffectiveness gains or losses.
26

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Derivatives in Cash Flow Hedging Relationships (in thousands).

	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)		Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)
	2013	2012	Location	2013	2012

Three Months Ended June 30,
			Interest revenue	$303	$671
			Other income	3	43
Interest rate products	$11,672	$(4,855)	Total	$306	$714

Six Months Ended June 30,
			Interest revenue	$840	$2,190
			Other income	4	124
Interest rate products	$12,102	$(4,855)	Total	$844	$2,314

Other Derivatives Not Accounted for as Hedges (in thousands).

Location of Gain (Loss)	Amount of Gain (Loss) Recognized in
Recognized in Income	Income on Customer Derivatives
on Derivative	2013	2012

Three Months Ended June 30,
Other fee revenue	$488	$(1)

Six Months Ended June 30,
Other fee revenue	$740	$68

Credit-risk-related Contingent Features

United manages its credit exposure on derivatives transactions by entering into a bilateral credit support agreement with each counterparty.  The credit support agreements require collateralization of exposures beyond specified minimum threshold amounts.  The details of these agreements, including the minimum thresholds, vary by counterparty.  As of June 30, 2013, collateral totaling $18.2 million was pledged toward derivatives in a liability position.

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
27

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 10 – Stock-Based Compensation

United has an equity compensation plan that allows for grants of incentive stock options, nonqualified stock options, restricted stock and restricted stock unit awards (also referred to as “nonvested stock” awards), stock awards, performance share awards or stock appreciation rights.  Options granted under the plan can have an exercise price no less than the fair market value of the underlying stock at the date of grant.  The general terms of the plan include a vesting period (usually four years) with an exercisable period not to exceed ten years.  Certain option and restricted stock and restricted stock unit awards provide for accelerated vesting if there is a change in control (as defined in the plan).  As of June 30, 2013, 1,214,000 additional awards could be granted under the plan. Through June 30, 2013, incentive stock options, nonqualified stock options, restricted stock and restricted stock unit awards, base salary stock grants and performance share awards have been granted under the plan.

The following table shows stock option activity for the first six months of 2013.

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinisic Value ($000)

Outstanding at December 31, 2012	482,528	$97.73
Forfeited	(935)	30.23
Expired	(74,221)	81.21
Outstanding at June 30, 2013	407,372	100.90	3.2	$12

Exercisable at June 30, 2013	399,597	102.64	3.2	3

The fair value of each option is estimated on the date of grant using the Black-Scholes model.  No stock options were granted during the six month period ended June 30, 2013.  Recent decreases in United’s stock price have rendered most of its outstanding options severely out of the money and potentially worthless to the grantee.  Therefore, historical exercise patterns do not provide a reasonable basis for determining the expected life of new option grants.  United therefore uses the formula provided by the SEC in Staff Accounting Bulletin No. 107 to determine the expected life of options.

Compensation expense relating to stock options for the six months ended June 30, 2013 was a reduction of expense of $60,000 due to the reversal of previously recognized expense on grants that did not vest.  Compensation expense relating to stock options of $131,000 was included in earnings for the six months ended June 30, 2012.  The amount of compensation expense for both periods was determined based on the fair value of the options at the time of grant, multiplied by the number of options granted that are expected to vest, which was then amortized over the vesting period.  The forfeiture rate for options is estimated to be approximately 3% per year.  No options were exercised during the first six months of 2013 or 2012.

The table below presents the activity in restricted stock and restricted stock unit awards for the first six months of 2013.

Restricted Stock	Shares	Weighted- Average Grant- Date Fair Value

Outstanding at December 31, 2012	485,584	$10.72
Granted	80,938	11.24
Excercised	(157,071)	13.59
Cancelled	(15,666)	9.14
Outstanding at June 30, 2013	393,785	9.75

Vested at March 31, 2013	54,238	11.20
28

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Compensation expense for restricted stock and restricted stock units is based on the fair value of restricted stock and restricted stock unit awards at the time of grant, which is equal to the value of United’s common stock on the date of grant.  The value of restricted stock and restricted stock unit grants that are expected to vest is amortized into expense over the vesting period.  For the six months ended June 30, 2013 and 2012, compensation expense of $1.23 million and $815,000, respectively, was recognized related to restricted stock and restricted stock unit awards.  In addition, for the six months ended June 30, 2013, $93,000 was recognized in other operating expense for restricted stock units granted to members of United’s board of directors.  The total intrinsic value of restricted stock and restricted stock units was $4.89 million at June 30, 2013.

As of June 30, 2013, there was $2.73 million of unrecognized compensation cost related to non-vested stock options and restricted stock and restricted stock unit awards granted under the plan.  That cost is expected to be recognized over a weighted-average period of 1.72 years.  The aggregate grant date fair value of options and restricted stock and restricted stock unit awards that vested during the six months ended June 30, 2013, was $2.37 million.

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

United’s 401(k) retirement plan regularly purchases shares of United’s common stock directly from United.  In addition, United has an Employee Stock Purchase Program (“ESPP”) that allows eligible employees to purchase shares of common stock at a 5% discount, with no commission charges.  For the six months ended June 30, 2013 and 2012, United issued 35,667 and 60,982 shares, respectively, and increased capital by $383,000 and $501,000, respectively, through these programs.

United offers its common stock as an investment option in its deferred compensation plan.  The common stock component of the deferred compensation plan is accounted for as an equity instrument and is reflected in the consolidated financial statements as common stock issuable.  The deferred compensation plan does not allow for diversification once an election is made to invest in United stock and settlement must be accomplished in shares at the time the deferral period is completed. At June 30, 2013 and 2012, 271,215 and 94,657 shares, respectively, were issuable under the deferred compensation plan.

Note 12 – Income Taxes

The valuation allowance on deferred tax assets was $4.96 million, $270 million and $277 million, respectively, at June 30, 2013, December 31, 2012 and June 30, 2012.  Management assesses the valuation allowance recorded against deferred tax assets at each reporting period.  The determination of whether a valuation allowance for deferred tax assets is appropriate is subject to considerable judgment and requires an evaluation of all the positive and negative evidence.

In 2010, United established a full valuation allowance on its deferred tax asset due to the realization of significant losses and uncertainty about United’s future earnings forecasts.

At June 30, 2013, United remained in a three-year cumulative loss position, which represents negative evidence.  However, based on the assessment of all the positive and negative evidence, management has concluded that it is more likely than not that $272 million of the net deferred tax asset will be realized based upon future taxable income and therefore reversed $272 million of the valuation allowance.  The valuation allowance of $4.96 million at June 30, 2013 is related to specific state income tax credits that have short carryforward periods and are expected to expire unused.  The positive evidence considered by management in arriving at the conclusion to remove the valuation allowance included six consecutive profitable quarters beginning with the fourth quarter of 2011, the strong pre-crisis earnings history and growth in pre-tax, pre-credit earnings, which demonstrate demand for United’s products and services, and the significant improvement in credit measures, which improve both the sustainability of profitability and management’s ability to forecast future credit losses.  The negative evidence considered by management includes the fact that the company remains in a three-year cumulative loss position and the Memorandums of Understanding with the banking regulatory agencies.

United expects to realize the $272 million in net deferred tax assets well in advance of the statutory carryforward period.  At June 30, 2013, $39.7 million of existing deferred tax assets were not related to net operating losses or credits and therefore, have no expiration date.  Approximately $200 million of the remaining deferred tax assets relate to federal net operating losses which will expire in annual installments beginning in 2029.  Additionally, $27.7 million of the deferred tax assets relate to state net operating losses which will expire in annual installments beginning in 2023.  Tax credit carryforwards at June 30, 2013 include federal alternative minimum tax credits totaling $2.94 million which have an unlimited carryforward period.  Other federal and state tax credits at June 30, 2013 total $7.14 million and will expire beginning in 2013.
29

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The valuation allowance could fluctuate in future periods based on the assessment of the positive and negative evidence.  Management’s conclusion at June 30, 2013 that it is more likely than not that the net deferred tax assets of $272 million will be realized is based upon management’s estimate of future taxable income.  Management’s estimate of future taxable income is based on internal forecasts which consider historical performance, various internal estimates and assumptions, as well as certain external data all of which management believes to be reasonable although inherently subject to significant judgment.  If actual results differ significantly from the current estimates of future taxable income, even if caused by adverse macro-economic conditions, the valuation allowance may need to be increased for some or all of the deferred tax asset.  Such an increase to the deferred tax asset valuation allowance could have a material adverse effect on United’s financial condition and results of operations.

United is subject to income taxation in the United States and various state jurisdictions.  United’s federal and state income tax returns are filed on a consolidated basis.  Currently, no years for which United filed a federal income tax return are under examination by the IRS, and there are no state tax examinations currently in progress.  United is no longer subject to income tax examinations from state and local income tax authorities for years before 2009.  Although United is unable to determine the ultimate outcome of future examinations, United believes that the liability recorded for uncertain tax positions is appropriate.

At June 30, 2013, December 31, 2012 and June 30, 2012, unrecognized income tax benefits totaled $5.18 million, $5.07 million and $6.33 million, respectively.

Note 13 – Assets and Liabilities Measured at Fair Value

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
30

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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
31

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Although United has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of June 30, 2013, United had assessed the significance of the effect of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, United has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The table below presents United’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2013, December 31, 2012 and June 30, 2012, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands).

June 30, 2013	Level 1	Level 2	Level 3	Total
Assets:
Securities available for sale:
State and political subdivisions	$-	23,440	$-	$23,440
Mortgage-backed securities	-	1,412,586	-	1,412,586
Corporate bonds	-	253,518	350	253,868
Asset-backed securities	-	244,844		244,844
Other	-	2,526	-	2,526
Deferred compensation plan assets	3,074	-	-	3,074
Derivative financial instruments	-	9,017	-	9,017

Total assets	$3,074	$1,945,931	$350	$1,949,355

Liabilities:
Deferred compensation plan liability	$3,074	$-	$-	$3,074
Brokered certificates of deposit	-	261,288	-	261,288
Derivative financial instruments	-	29,330	-	29,330

Total liabilities	$3,074	$290,618	$-	$293,692

December 31, 2012	Level 1	Level 2	Level 3	Total
Assets:
Securities available for sale
State and political subdivisions	$-	$29,052	$-	$29,052
Mortgage-backed securities	-	1,428,502	-	1,428,502
Corporate bonds	-	163,312	350	163,662
Asset-backed securities	-	210,556	-	210,556
Other	-	2,821	-	2,821
Deferred compensation plan assets	3,101	-	-	3,101
Derivative financial instruments	-	658	-	658

Total assets	$3,101	$1,834,901	$350	$1,838,352

Liabilities:
Deferred compensation plan liability	$3,101	$-	$-	$3,101
Brokered certificates of deposit	-	154,641	-	154,641
Derivative financial instruments	-	12,543	-	12,543

Total liabilities	$3,101	$167,184	$-	$170,285
32

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

June 30, 2012	Level 1	Level 2	Level 3	Total
Assets:
Securities available for sale:
U.S. Government agencies	$-	$43,874	$-	$43,874
State and political subdivisions	-	27,159	-	27,159
Mortgage-backed securities	-	1,433,431	-	1,433,431
Corporate bonds	-	109,688	350	110,038
Asset-backed securities	-	84,498		84,498
Other	-	2,583	-	2,583
Deferred compensation plan assets	2,895	-	-	2,895
Derivative financial instruments	-	223	-	223

Total assets	$2,895	$1,701,456	$350	$1,704,701

Liabilities:
Deferred compensation plan liability	$2,895	$-	$-	$2,895
Brokered certificates of deposit	-	102,879	-	102,879
Derivative financial instruments	-	6,142	-	6,142

Total liabilities	$2,895	$109,021	$-	$111,916

The following table shows a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs that are classified as Level 3 values (in thousands).

	Securities Available for Sale		Securities Available for Sale
	Three Months Ended		Six Months Ended
	June 30,		June 30,
Securities Available for Sale	2013	2012	2013	2012

Balance at beginning of period	$350	$350	$350	$350
Amounts included in earnings	-	-	-	-
Paydowns	-	-	-	-

Balance at end of period	$350	$350	$350	$350

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
33

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

United may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.  The table below presents United’s assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2013, December 31, 2012 and June 30, 2012, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands).

June 30, 2013	Level 1	Level 2	Level 3	Total
Assets
Loans	$-	$-	$74,685	$74,685
Foreclosed properties	-	-	3,802	3,802

Total	$-	$-	$78,487	$78,487

December 31, 2012
Assets
Loans	$-	$-	$165,751	$165,751
Foreclosed properties	-	-	14,788	14,788

Total	$-	$-	$180,539	$180,539

June 30, 2012
Assets
Loans	$-	$-	$160,266	$160,266
Foreclosed properties	-	-	25,253	25,253

Total	$-	$-	$185,519	$185,519

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
34

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

The carrying amount and fair values for other financial instruments that are not measured at fair value on a recurring basis in United’s balance sheet at June 30, 2013, December 31, 2012, and June 30, 2012 are as follows (in thousands).

	Carrying	Fair Value Level
June 30, 2013	Amount	Level 1	Level 2	Level 3	Total
Assets:
Securities held to maturity	$214,947	$-	$226,695	$-	$226,695
Loans, net	4,107,523	-	-	4,048,174	4,048,174
Mortgage loans held for sale	19,150	-	19,511	-	19,511

Liabilities:
Deposits	6,011,829	-	5,986,591	-	5,986,591
Federal Home Loan Bank advances	70,125	-	70,125	-	70,125
Long-term debt	124,845	-	-	123,650	123,650

December 31, 2012
Assets:
Securities held to maturity	$244,184	$-	$261,131	$-	$261,131
Loans, net	4,067,871	-	-	3,957,669	3,957,669
Mortgage loans held for sale	28,821	-	29,693	-	29,693

Liabilities:
Deposits	5,952,140	-	5,988,743	-	5,988,743
Federal Home Loan Bank advances	40,125	-	40,125	-	40,125
Long-term debt	124,805	-	-	118,626	118,626

June 30, 2012
Assets:
Securities held to maturity	$282,750	$-	$299,971	$-	$299,971
Loans, net	4,006,530	-	-	3,830,187	3,830,187
Mortgage loans held for sale	18,645	-	19,223	-	19,223

Liabilities:
Deposits	5,822,467	-	5,863,885	-	5,863,885
Federal Home Loan Bank advances	125,125	-	125,125	-	125,125
Long-term debt	120,265	-	-	114,679	114,679
35

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 14 – Commitments and Contingencies

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

The following table summarizes, as of June 30, 2013, December 31, 2012 and June 30, 2012, the contractual amount of off-balance sheet instruments (in thousands):

	June 30, 2013	December 31, 2012	June 30, 2012
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$600,841	$313,798	$438,615
Letters of credit	15,631	13,683	16,210

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
36

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

●	the risk that we may be required to increase the valuation allowance on our deferred tax asset in future periods; and
●	the risk that we could have an “ownership change” under Section 382 of the Internal Revenue Code, which could impair our ability to timely and fully realize our deferred tax asset balance.

Additional information with respect to factors that may cause actual results to differ materially from those contemplated by such forward-looking statements may also be included in other reports that United files with the Securities and Exchange Commission (the “SEC”).  United cautions that the foregoing list of factors is not exclusive and not to place undue reliance on forward-looking statements.  United does not intend to update any forward-looking statement, whether written or oral, relating to the matters discussed in this Form 10-Q.
37

Overview

The following discussion is intended to provide insight into the results of operations and financial condition of United Community Banks, Inc. (“United”) and its subsidiaries and should be read in conjunction with the consolidated financial statements and accompanying notes.

United is a bank holding company registered with the Board of Governors of the Federal Reserve under the Bank Holding Company Act of 1956 that was incorporated under the laws of the state of Georgia in 1987 and commenced operations in 1988.  At June 30, 2013, United had total consolidated assets of $7.16 billion and total loans of $4.19 billion (excluding the loans acquired from Southern Community Bank (“SCB”) that are covered by loss sharing agreements).  United also had total deposits of $6.01 billion and shareholders’ equity of $829 million.

United’s activities are primarily conducted by its wholly-owned Georgia banking subsidiary, United Community Bank (the “Bank”).  The Bank’s operations are conducted under a community bank model that operates 27 “community banks” with local bank presidents and boards in north Georgia, the Atlanta-Sandy Springs-Roswell, Georgia metropolitan statistical area, the Gainesville, Georgia metropolitan statistical area, coastal Georgia, western North Carolina, east Tennessee and the Greenville-Anderson-Mauldin, South Carolina metropolitan statistical area.

Included in management’s discussion and analysis are certain non-GAAP (accounting principles generally accepted in the United States of America (“GAAP”)) performance measures.  United’s management believes that non-GAAP performance measures are useful in analyzing United’s financial performance trends and therefore this section will refer to non-GAAP performance measures.  A reconciliation of these non-GAAP performance measures to GAAP performance measures is included in the table on page 41.

United reported net income of $230 million for the second quarter of 2013.  This compared to net income of $6.50 million for the second quarter of 2012. Diluted earnings per common share was $3.90 for the second quarter of 2013, compared to diluted earnings per common share of $.06 for the second quarter of 2012.

For the six months ended June 30, 2013, United reported net income of $242 million.  This compared to net income of $18.0 million for the first six months of 2012.  Diluted earnings per common share was $4.05 for the six months ended June 30, 2013, compared to diluted earnings per common share of $.21 for the six months ended June 30, 2012.

Second quarter and year-to-date 2013 earnings were significantly impacted by the reversal of the valuation allowance on United’s net deferred tax asset and the sales of classified assets including a large bulk sale transaction.  The classified asset sales resulted in a pre-tax loss of $26.8 million for the quarter which was more than offset by a significant credit to income tax expense resulting from the removal of most of the valuation allowance on United’s deferred tax assets.  The income statement lines affected by these two significant events was a significant increase in the provision for loan losses and foreclosed property expense from the classified asset sales and the recognition of a tax benefit in the income tax line from the valuation allowance reversal.

Taxable equivalent net interest revenue was $54.6 million for the second quarter of 2013, compared to $56.8 million for the same period of 2012.  The decrease in net interest revenue was primarily the result of the lower yields on the loan and securities portfolios, which were due to loan pricing competition and reinvestment of maturing securities proceeds at record low rates.  The impact of the decrease in average earning asset yield was mostly offset by lower deposit rates.  Net interest margin decreased from 3.43% for the three months ended June 30, 2012 to 3.31% for the same period in 2013.  For the six months ended June 30, 2013, taxable equivalent revenue was $109 million, compared to $116 million for the same period of 2012.  Net interest margin decreased from 3.48% for the six months ended June 30, 2012, to 3.34% for the same period in 2013.

United’s provision for loan losses was $48.5 million for the three months ended June 30, 2013, compared to $18.0 million for the same period in 2012.  Net charge-offs for the second quarter of 2013 were $72.4 million, compared to $18.9 million for the second quarter of 2012.  For the six months ended June 30, 2013, United’s provision for loan losses was $59.5 million, compared to $33.0 million for the same period of 2012.  The sales of approximately $151 million in classified loans in the second quarter resulted in a $53.5 million increase in net charge-offs as well as the $30.5 million increase in the provision for loan losses from the second quarter of 2012.

As of June 30, 2013, United’s allowance for loan losses was $81.8 million, or 1.95% of loans, compared to $113 million, or 2.74% of loans, at June 30, 2012.  Nonperforming assets of $31.8 million, which excludes assets of SCB that are covered by loss sharing agreements with the FDIC, decreased to .44% of total assets at June 30, 2013 from 2.16% as of June 30, 2012, due to the second quarter 2013 classified asset sales. During the second quarter of 2013, $13.2 million in loans were placed on nonaccrual compared with $29.4 million in the second quarter of 2012.

Fee revenue of $163 million increased $3.45 million, or 27%, from the second quarter of 2012, and for the first six months of 2013, totaled $29.1 million, an increase of $892,000, or 3%, from the first six months of 2012. The quarterly increase was due primarily to an increase in mortgage loan and related fees and gains from hedge ineffectiveness.  Also contributing to the increase was a $1.37 million death benefit on a bank-owned life insurance policy as well as $468,000 in gains from the sale of low income housing credits.  In addition, other fee revenue included an increase of $489,000 related to customer derivative fees from our commercial loan swap program. The year-to-date increase in fee revenue resulted primarily from mortgage loan and related fees.
38

For the second quarter of 2013, operating expenses of $48.8 million were up $4.51 million from the second quarter of 2012.  The increase was primarily related to $3.30 million more in foreclosed property expense, driven by higher losses in conjunction with the classified asset sales.  Higher salary and employee benefits accounted for $437,000 of the increase, and included severance costs of $1.56 million compared with $1.16 million a year ago.  Professional fees increased $547,000 from the second quarter of 2012, due to legal costs and consulting services. For the six months ended June 30, 2013, operating expenses of $92.6 million were up $1.33 million from the same period of 2012, mainly due to the same factors that contributed to the quarterly increase. Management continues its efforts to reduce costs and improve operating efficiency.

Recent Developments

In June of 2013, United reversed $272 million of its deferred tax asset valuation allowance.  The DTA valuation allowance recovery was the result of United’s sustained profitability and improving credit quality that has led to significantly lower credit costs which provided positive objective evidence that outweighed the prior negative evidence and allowed United to reverse its valuation allowance.  Also in June 2013, United sold classified assets which included performing classified loans, non-performing loans and foreclosed properties, and helped lower United’s non-performing assets to $31.8 million as of June 30, 2013, or .44% of total assets.

Critical Accounting Policies

The accounting and reporting policies of United are in accordance with GAAP and conform to general practices within the banking industry.  The more critical accounting and reporting policies include United’s accounting for the allowance for loan losses, fair value measurements, and income taxes which involve the use of estimates and require significant judgments to be made by management.  Different assumptions in the application of these policies could result in material changes in United’s consolidated financial position or consolidated results of operations.  See “Asset Quality and Risk Elements” herein for additional discussion of United’s accounting methodologies related to the allowance for loan losses.

GAAP Reconciliation and Explanation

This Form 10-Q contains non-GAAP financial measures, which are performance measures determined by methods other than in accordance with GAAP. Such non-GAAP financial measures include, among others the following: taxable equivalent interest revenue, taxable equivalent net interest revenue, tangible book value per share, tangible equity to assets, tangible common equity to assets and tangible common equity to risk-weighted assets.  Management uses these non-GAAP financial measures because it believes they are useful for evaluating our operations and performance over periods of time, as well as in managing and evaluating our business and in discussions about our operations and performance. Management believes these non-GAAP financial measures provide users of our financial information with a meaningful measure for assessing our financial results and credit trends, as well as comparison to financial results for prior periods. These non-GAAP financial measures should not be considered as a substitute for operating results determined in accordance with GAAP and may not be comparable to other similarly titled financial measures used by other companies.  A reconciliation of these operating performance measures to GAAP performance measures is included in on the table on page 41.
39

Table 1 - Financial Highlights
Selected Financial Information
						Second		For the Six
	2013		2012			Quarter		Months Ended		YTD
(in thousands, except per share	Second	First	Fourth	Third	Second	2013-2012		June 30,		2013-2012
data; taxable equivalent)	Quarter	Quarter	Quarter	Quarter	Quarter	Change		2013	2012	Change
INCOME SUMMARY
Interest revenue	$61,693	$62,134	$64,450	$65,978	$66,780			$123,827	$137,001
Interest expense	7,131	7,475	8,422	8,607	9,944			14,606	21,301
Net interest revenue	54,562	54,659	56,028	57,371	56,836	(4	) %	109,221	115,700	(6	) %
Provision for loan losses	48,500	11,000	14,000	15,500	18,000			59,500	33,000
Fee revenue	16,312	12,826	14,761	13,764	12,867	27		29,138	28,246	3
Total revenue	22,374	56,485	56,789	55,635	51,703			78,859	110,946
Operating expenses	48,823	43,770	50,726	44,783	44,310	10		92,593	91,265	1
(Loss) income before income taxes	(26,449)	12,715	6,063	10,852	7,393			(13,734)	19,681
Income tax (benefit) expense	(256,413)	950	802	284	894			(255,463)	1,654
Net income	229,964	11,765	5,261	10,568	6,499			241,729	18,027
Preferred dividends and discount accretion	3,055	3,052	3,045	3,041	3,032			6,107	6,062
Net income available to common shareholders	$226,909	$8,713	$2,216	$7,527	$3,467			$235,622	$11,965

PERFORMANCE MEASURES
Per common share:
Diluted income	$3.90	$.15	$.04	$.13	$.06			$4.05	$.21
Book value	10.90	6.85	6.67	6.75	6.61	65		10.90	6.61	65
Tangible book value (2)	10.82	6.76	6.57	6.64	6.48	67		10.82	6.48	67

Key performance ratios:
Return on equity (1)(3)	197.22%	8.51%	2.15%	7.43%	3.51%			108.34%	6.12%
Return on assets (3)	13.34	.70	.31	.63	.37			7.09	.52
Net interest margin (3)	3.31	3.38	3.44	3.60	3.43			3.34	3.48
Efficiency ratio	68.89	64.97	71.69	62.95	63.84			66.98	63.56
Equity to assets	11.57 (4)	8.60	8.63	8.75	8.33			8.90	8.26
Tangible equity to assets (2)	11.53 (4)	8.53	8.55	8.66	8.24			8.83	8.16
Tangible common equity to assets (2)	8.79 (4)	5.66	5.67	5.73	5.45			5.99	5.39
Tangible common equity to risk- weighted assets (2)	13.16	8.45	8.26	8.44	8.37			13.16	8.37

ASSET QUALITY *
Non-performing loans	$27,864	$96,006	$109,894	$115,001	$115,340			$27,864	$115,340
Foreclosed properties	3,936	16,734	18,264	26,958	30,421			3,936	30,421
Total non-performing assets (NPAs)	31,800	112,740	128,158	141,959	145,761			31,800	145,761
Allowance for loan losses	81,845	105,753	107,137	107,642	112,705			81,845	112,705
Net charge-offs	72,408	12,384	14,505	20,563	18,896			84,792	34,763
Allowance for loan losses to loans	1.95%	2.52%	2.57%	2.60%	2.74%			1.95%	2.74%
Net charge-offs to average loans (3)	6.87	1.21	1.39	1.99	1.85			4.07	1.70
NPAs to loans and foreclosed properties	.76	2.68	3.06	3.41	3.51			.76	3.51
NPAs to total assets	.44	1.65	1.88	2.12	2.16			.44	2.16

AVERAGE BALANCES ($ in millions)
Loans	$4,253	$4,197	$4,191	$4,147	$4,156	2		$4,225	$4,162	2
Investment securities	2,161	2,141	2,088	1,971	2,145	1		2,151	2,149	-
Earning assets	6,608	6,547	6,482	6,346	6,665	(1)		6,578	6,682	(2)
Total assets	6,915	6,834	6,778	6,648	6,993	(1)		6,875	7,019	(2)
Deposits	5,983	5,946	5,873	5,789	5,853	2		5,964	5,940	-
Shareholders’ equity	636	588	585	582	583	9		612	580	6
Common shares - basic (thousands)	58,141	58,081	57,971	57,880	57,840			58,111	57,803
Common shares - diluted (thousands)	58,141	58,081	57,971	57,880	57,840			58,111	57,803

AT PERIOD END ($ in millions)
Loans *	$4,189	$4,194	$4,175	$4,138	$4,119	2		$4,189	$4,119	2
Investment securities	2,152	2,141	2,079	2,025	1,984	8		2,152	1,984	8
Total assets	7,163	6,849	6,802	6,699	6,737	6		7,163	6,737	6
Deposits	6,012	6,026	5,952	5,823	5,822	3		6,012	5,822	3
Shareholders’ equity	829	592	581	585	576	44		829	576	44
Common shares outstanding (thousands)	57,831	57,767	57,741	57,710	57,641			57,831	57,641

(1)  Net income available to common shareholders, which is net of preferred stock dividends, divided by average realized common equity, which excludes accumulated other comprehensive income (loss).  (2)  Excludes effect of acquisition related intangibles and associated amortization.  (3)  Annualized.  (4)  Calculated as of period-end to reflect the full impact of the reversal of the valuation allowance on United’s deferred tax asset.

* Excludes loans and foreclosed properties covered by loss sharing agreements with the FDIC.
40

Table 1 Continued - Non-GAAP Performance Measures Reconciliation
Selected Financial Information
	2013		2012			For the Six Months Ended
(in thousands, except per share	Second	First	Fourth	Third	Second
data; taxable equivalent)	Quarter	Quarter	Quarter	Quarter	Quarter	2013	2012

Interest revenue reconciliation
Interest revenue - taxable equivalent	$61,693	$62,134	$64,450	$65,978	$66,780	$123,827	$137,001
Taxable equivalent adjustment	(368)	(365)	(381)	(419)	(444)	(733)	(890)
Interest revenue (GAAP)	$61,325	$61,769	$64,069	$65,559	$66,336	$123,094	$136,111

Net interest revenue reconciliation
Net interest revenue - taxable equivalent	$54,562	$54,659	$56,028	$57,371	$56,836	$109,221	$115,700
Taxable equivalent adjustment	(368)	(365)	(381)	(419)	(444)	(733)	(890)
Net interest revenue (GAAP)	$54,194	$54,294	$55,647	$56,952	$56,392	$108,488	$114,810

Total revenue reconciliation
Total operating revenue	$22,374	$56,485	$56,789	$55,635	$51,703	$78,859	$110,946
Taxable equivalent adjustment	(368)	(365)	(381)	(419)	(444)	(733)	(890)
Total revenue (GAAP)	$22,006	$56,120	$56,408	$55,216	$51,259	$78,126	$110,056

(Loss) income before taxes reconciliation
(Loss) income before taxes	$(26,449)	$12,715	$6,063	$10,852	$7,393	$(13,734)	$19,681
Taxable equivalent adjustment	(368)	(365)	(381)	(419)	(444)	(733)	(890)
(Loss) income before taxes (GAAP)	$(26,817)	$12,350	$5,682	$10,433	$6,949	$(14,467)	$18,791

Income tax (benefit) expense reconciliation
Income tax (benefit) expense	$(256,413)	$950	$802	$284	$894	$(255,463)	$1,654
Taxable equivalent adjustment	(368)	(365)	(381)	(419)	(444)	(733)	(890)
Income tax (benefit) expense (GAAP)	$(256,781)	$585	$421	$(135)	$450	$(256,196)	$764

Book value per common share reconciliation
Tangible book value per common share	$10.82	$6.76	$6.57	$6.64	$6.48	$10.82	$6.48
Effect of goodwill and other intangibles	.08	.09	.10	.11	.13	.08	.13
Book value per common share (GAAP)	$10.90	$6.85	$6.67	$6.75	$6.61	$10.90	$6.61

Average equity to assets reconciliation
Tangible common equity to assets	8.79%	5.66%	5.67%	5.73%	5.45%	5.99%	5.39%
Effect of preferred equity	2.74	2.87	2.88	2.93	2.79	2.84	2.77
Tangible equity to assets	11.53	8.53	8.55	8.66	8.24	8.83	8.16
Effect of goodwill and other intangibles	.04	.07	.08	.09	.09	.07	.10
Equity to assets (GAAP)	11.57%	8.60%	8.63%	8.75%	8.33%	8.90%	8.26%

Tangible common equity to risk-weighted assets reconciliation
Tangible common equity to risk-weighted assets	13.16%	8.45%	8.26%	8.44%	8.37%	13.16%	8.37%
Effect of other comprehensive income	.29	.49	.51	.36	.28	.29	.28
Effect of deferred tax limitation	(4.99)	-	-	-	-	(4.99)	-
Effect of trust preferred	1.11	1.15	1.15	1.17	1.19	1.11	1.19
Effect of preferred equity	4.11	4.22	4.24	4.29	4.35	4.11	4.35
Tier I capital ratio (Regulatory)	13.68%	14.31%	14.16%	14.26%	14.19%	13.68%	14.19%
41

Results of Operations

United reported net income of $230 million for the second quarter of 2013.  This compared to net income of $6.50 million for the same period in 2012.  For the second quarter of 2013, diluted earnings per common share was $3.90 compared to $.06 for the second quarter of 2012.  For the six months ended June 30, 2013, United reported net income of $242 million compared to net income of $18.0 million for the same period in 2012.  Diluted earnings per common share was $4.05 for the six months ended June 30, 2013, compared to diluted earnings per common share of $.21 for the six months ended June 30, 2012.  Net income and earnings per share for the three and six months ended June 30, 2013 are elevated by the recognition of United’s substantial tax benefits with the reversal of United’s deferred tax asset valuation allowance.  The effect of the tax benefit on net income was partially offset by higher net charge-offs and a pre-tax loss resulting from the accelerated disposition of classified assets in the second quarter of 2013.

Net Interest Revenue (Taxable Equivalent)

Net interest revenue (the difference between the interest earned on assets and the interest paid on deposits and borrowed funds) is the single largest component of total revenue.  United actively manages this revenue source to provide optimal levels of revenue while balancing interest rate, credit and liquidity risks.  Taxable equivalent net interest revenue for the three months ended June 30, 2013 was $54.6 million, down $2.27 million, or 4%, from the second quarter of 2012.  The decrease in net interest revenue for the second quarter of 2013 compared to the second quarter of 2012 was mostly due to lower yields on loan and securities portfolios and a smaller average balance of interest-earning assets.  United continues its intense focus on loan and deposit pricing in an effort to maintain a steady level of net interest revenue.

While average loans increased $97.7 million, or 2%, from the second quarter of last year, the yield on loans decreased 46 basis points. The decreasing balances in the loan portfolio stabilized in 2012 and United began achieving modest loan growth; however, there is a high level of competition for quality lending relationships, which continues to put pressure on loan pricing. The increase in residential real estate loans is primarily the result of the promotion of a new home equity line product in mid-2012 and the introduction of a new low-cost mortgage product in early 2013; however, the low introductory rate on these products also contributed to the lower yield on average loans.

Average interest-earning assets for the second quarter of 2013 decreased $57.5 million, or 1%, from the same period in 2012, due primarily to the decrease in reverse repurchase agreements included in average short-term investments.  The average yield on interest-earning assets for the three months ended June 30, 2013 was 3.74%, down 29 basis points from 4.03% for the same period of 2012.  For the second quarter of 2013, the yield on loans decreased 46 basis points due to competitive loan pricing pressures and the yield on securities decreased 27 basis points from the same period a year ago, as management was unable to reinvest the cash proceeds of maturing securities at yields comparable to those of the securities they replaced.  Partially offsetting the lower loan and securities yields was a higher average yield on other interest-earnings assets due to the use of reverse repurchase agreements including collateral swap transactions where United enters into a repurchase agreement and reverse repurchase agreement simultaneously with the same counterparty subject to a master netting agreement.  In these transactions, the offsetting balances are netted on the balance sheet.

Average interest-bearing liabilities decreased $315 million, or 6%, from the second quarter of 2012 due to the rolling off of higher-cost brokered deposits and certificates of deposit as noninterest bearing demand deposits increased $204 million and overall funding needs decreased.  The average rate on interest-bearing liabilities for the second quarter of 2013 was .58% compared to .76% for the same period of 2012, reflecting United’s concerted efforts to reduce deposit pricing.  Also contributing to the overall lower rate on interest-bearing liabilities was a shift in the mix of deposits away from more expensive time deposits toward lower-rate transaction deposits.  United was able to reduce the rate on brokered deposits in the second quarter of 2013 to a negative .05% by swapping the fixed rate on brokered time deposits to LIBOR minus a spread.

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

For the three months ended June 30, 2013 and 2012, the net interest spread was 3.16% and 3.27%, respectively, while the net interest margin was 3.31% and 3.43%, respectively.  The decline in both ratios is due to lower yields on securities and loans, which were not completely offset by the decrease in rates paid for deposits and other interest bearing liabilities.

For the first six months of 2013, net interest revenue was $109 million, a decrease of $6.48 million, or 6%, from the first six months of 2012.  Average earning assets decreased $105 million, or 2%, during the first six months of 2013, compared to the same period a year earlier.  The yield on earning assets decreased 33 basis points from 4.12% for the six months ended June 30, 2012, to 3.79% for the six months ended June 30, 2013, due to declining loan and securities yields. The lower loan portfolio yield reflects competitive pricing pressure on new and renewed loans and new retail product offerings with low introductory rates. The lower investment securities yield was due to reinvestment of cash flows at record low rates. The rate on interest bearing liabilities over the same period decreased 21 basis points.  The combined effect of the lower yield on interest earning assets, which was not completely offset by a reduction in rates paid on interest bearing liabilities resulted in the net interest margin decreasing 14 basis points from the six months ended June 30, 2012 to the six months ended June 30, 2013.
42

The following table shows the relationship between interest revenue and expense, and the average amounts of interest-earning assets and interest-bearing liabilities for the three months ended June 30, 2013 and 2012.

Table 2 - Average Consolidated Balance Sheets and Net Interest Analysis
For the Three Months Ended June 30,
	2013			2012
	Average		Avg.	Average		Avg.
(dollars in thousands, taxable equivalent)	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (1)(2)	$4,253,361	$50,806	4.79%	$4,155,619	$54,296	5.25%
Taxable securities (3)	2,139,221	9,471	1.77	2,121,053	10,800	2.04
Tax-exempt securities (1)(3)	21,597	344	6.37	24,242	429	7.08
Federal funds sold and other interest-earning assets	193,370	1,072	2.22	364,099	1,255	1.38

Total interest-earning assets	6,607,549	61,693	3.74	6,665,013	66,780	4.03
Non-interest-earning assets:
Allowance for loan losses	(106,417)			(115,955)
Cash and due from banks	63,457			51,907
Premises and equipment	168,272			173,792
Other assets (3)	181,987			218,347
Total assets	$6,914,848			$6,993,104

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW	$1,245,301	419	.13	$1,279,686	503	.16
Money market	1,306,522	534	.16	1,132,548	661	.23
Savings	245,211	36	.06	216,175	38	.07
Time less than $100,000	1,000,511	1,568	.63	1,183,845	2,520	.86
Time greater than $100,000	674,200	1,380	.82	778,477	2,063	1.07
Brokered time deposits	195,182	(24)	(.05)	150,449	490	1.31
Total interest-bearing deposits	4,666,927	3,913	.34	4,741,180	6,275	.53

Federal funds purchased and other borrowings	72,139	522	2.90	97,134	904	3.74
Federal Home Loan Bank advances	58,916	30	.20	278,971	390	.56
Long-term debt	124,838	2,666	8.57	120,256	2,375	7.94
Total borrowed funds	255,893	3,218	5.04	496,361	3,669	2.97

Total interest-bearing liabilities	4,922,820	7,131	.58	5,237,541	9,944	.76
Non-interest-bearing liabilities:
Non-interest-bearing deposits	1,315,812			1,112,128
Other liabilities	40,603			60,726
Total liabilities	6,279,235			6,410,395
Shareholders’ equity	635,613			582,709
Total liabilities and shareholders’ equity	$6,914,848			$6,993,104

Net interest revenue		$54,562			$56,836
Net interest-rate spread			3.16%			3.27%

Net interest margin (4)			3.31%			3.43%

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
(3) Securities available for sale are shown at amortized cost. Pretax unrealized gains of $17.7 million in 2013 and $25.7 million in 2012 are included in other assets for purposes of this presentation.

(4) Net interest margin is taxable equivalent net-interest revenue divided by average interest-earning assets.
43

The following table shows the relationship between interest revenue and expense, and the average amounts of interest-earning assets and interest-bearing liabilities for the six months ended June 20, 2013 and 2012.

Table 3 - Average Consolidated Balance Sheets and Net Interest Analysis
For the Six Months Ended June 30,
	2013			2012
	Average		Avg.	Average		Avg.
(dollars in thousands, taxable equivalent)	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (1)(2)	$4,225,215	$101,805	4.86%	$4,162,030	$110,138	5.32%
Taxable securities (3)	2,129,208	19,224	1.81	2,124,422	23,554	2.22
Tax-exempt securities (1)(3)	21,665	691	6.38	24,840	839	6.76
Federal funds sold and other interest-earning assets	201,478	2,107	2.09	371,044	2,470	1.33

Total interest-earning assets	6,577,566	123,827	3.79	6,682,336	137,001	4.12
Non-interest-earning assets:
Allowance for loan losses	(108,667)			(116,879)
Cash and due from banks	63,873			53,286
Premises and equipment	168,773			174,321
Other assets (3)	173,168			226,013
Total assets	$6,874,713			$7,019,077

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW	$1,274,144	873	.14	$1,368,900	1,140	.17
Money market	1,282,101	1,096	.17	1,101,103	1,302	.24
Savings	239,691	72	.06	210,789	75	.07
Time less than $100,000	1,020,000	3,317	.66	1,227,599	5,546	.91
Time greater than $100,000	684,320	2,857	.84	799,821	4,478	1.13
Brokered time deposits	185,210	(24)	(.03)	155,892	1,208	1.56
Total interest-bearing deposits	4,685,466	8,191	.35	4,864,104	13,749	.57

Federal funds purchased and other borrowings	72,148	1,038	2.90	99,696	1,949	3.93
Federal Home Loan Bank advances	46,064	49	.21	208,672	856	.82
Long-term debt	124,827	5,328	8.61	120,246	4,747	7.94
Total borrowed funds	243,039	6,415	5.32	428,614	7,552	3.54

Total interest-bearing liabilities	4,928,505	14,606	.60	5,292,718	21,301	.81
Non-interest-bearing liabilities:
Non-interest-bearing deposits	1,278,875			1,076,358
Other liabilities	55,639			70,330
Total liabilities	6,263,019			6,439,406
Shareholders’ equity	611,694			579,671
Total liabilities and shareholders’ equity	$6,874,713			$7,019,077

Net interest revenue		$109,221			$115,700
Net interest-rate spread			3.19%			3.31%

Net interest margin (4)			3.34%			3.48%

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
(3) Securities available for sale are shown at amortized cost. Pretax unrealized gains of $17.4 million in 2013 and $24.7 million in 2012 are included in other assets for purposes of this presentation.

(4) Net interest margin is taxable equivalent net-interest revenue divided by average interest-earning assets.
44

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

Table 4 - Change in Interest Revenue and Expense on a Taxable Equivalent Basis
(in thousands)

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
	Compared to 2012			Compared to 2012
	Increase (decrease)			Increase (decrease)
	Due to Changes in			Due to Changes in
	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Loans	$1,253	$(4,743)	$(3,490)	$1,650	$(9,983)	$(8,333)
Taxable securities	92	(1,421)	(1,329)	53	(4,383)	(4,330)
Tax-exempt securities	(44)	(41)	(85)	(103)	(45)	(148)
Federal funds sold and other interest-earning assets	(744)	561	(183)	(1,415)	1,052	(363)
Total interest-earning assets	557	(5,644)	(5,087)	185	(13,359)	(13,174)

Interest-bearing liabilities:
NOW accounts	(14)	(70)	(84)	(75)	(192)	(267)
Money market accounts	91	(218)	(127)	192	(398)	(206)
Savings deposits	5	(7)	(2)	10	(13)	(3)
Time deposits less than $100,000	(352)	(600)	(952)	(839)	(1,390)	(2,229)
Time deposits greater than $100,000	(253)	(430)	(683)	(587)	(1,034)	(1,621)
Brokered deposits	112	(626)	(514)	191	(1,423)	(1,232)
Total interest-bearing deposits	(411)	(1,951)	(2,362)	(1,108)	(4,450)	(5,558)
Federal funds purchased & other borrowings	(205)	(177)	(382)	(466)	(445)	(911)
Federal Home Loan Bank advances	(199)	(161)	(360)	(414)	(393)	(807)
Long-term debt	93	198	291	186	395	581
Total borrowed funds	(311)	(140)	(451)	(694)	(443)	(1,137)
Total interest-bearing liabilities	(722)	(2,091)	(2,813)	(1,802)	(4,893)	(6,695)

Increase in net interest revenue	$1,279	$(3,553)	$(2,274)	$1,987	$(8,466)	$(6,479)

Provision for Loan Losses

The provision for loan losses is based on management’s evaluation of losses inherent in the loan portfolio and corresponding analysis of the allowance for loan losses at quarter-end.  The provision for loan losses was $48.5 million and $59.5 million for the second quarter and first six months of 2013, compared to $18.0 million and $33.0 million for the same periods in 2012.  The amount of provision recorded in each period was the amount required such that the total allowance for loan losses reflected the appropriate balance, in the estimation of management, that was sufficient to cover inherent losses in the loan portfolio.  The second quarter of 2013 loan loss provision was $30.5 million higher than the second quarter of 2012 provision, due to increased level of charge-offs associated with the second quarter 2013 classified asset disposition.  For the three and six months ended June 30, 2013, net loan charge-offs as an annualized percentage of average outstanding loans were 6.87% and 4.07%, respectively, compared to 1.85% and 1.70%, respectively, for the same periods in 2012.

Over the past two years, we have seen a significant improvement in credit quality and corresponding credit measures.  The second quarter of 2013 included the sales of classified assets totaling approximately $172 million, including a bulk sale of $131 million.  The classified asset sales and a general improving trend reduced United’s non-performing assets to $31.8 million as of June 30, 2013.  Additional discussion on credit quality and the allowance for loan losses is included in the Asset Quality and Risk Elements section of this report on page 51.
45

Fee Revenue

Fee revenue for the three and six months ended June 30, 2013 was $16.3 million and $29.2 million, respectively, an increase of $3.45 million, or 27%, compared to the second quarter of 2012, and an increase of $892,000, or 3%, from the year-to-date period of 2012. The following table presents the components of fee revenue for the second quarters and first six months of 2013 and 2012.

Table 5 - Fee Revenue
(in thousands)

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2013	2012	Amount	Percent	2013	2012	Amount	Percent

Overdraft fees	$3,032	$3,232	$(200)	(6)	$6,023	$6,477	$(454)	(7)
Debit card and interchange fees	3,639	3,242	397	12	6,866	6,344	522	8
Other service charges and fees	1,301	1,342	(41)	(3)	2,486	2,778	(292)	(11)
Service charges and fees	7,972	7,816	156	2	15,375	15,599	(224)	(1)
Mortgage loan and related fees	3,003	2,322	681	29	5,658	4,421	1,237	28
Brokerage fees	1,063	809	254	31	1,830	1,622	208	13
Securities gains, net	-	6,490	(6,490)		116	7,047	(6,931)
Losses from prepayment of debt	-	(6,199)	6,199		-	(6,681)	6,681
Hedge ineffectiveness	369	(180)	549		284	(65)	349
Other	3,905	1,809	2,096	116	5,875	6,303	(428)	(7)
Total fee revenue	$16,312	$12,867	$3,445	27	$29,138	$28,246	$892	3

Service charges and fees of $7.97 million were up $156,000, or 2%, from the second quarter of 2012.  For the first six months of 2013, service charges and fees of $15.4 million were down $224,000, or 1%, from the same period in 2012. The quarterly increase resulted from higher debit card and interchange fees. The year-to-date decrease was primarily due to a decline in overdraft fees resulting from decreased utilization of our courtesy overdraft services as well as a decline in other account service fees.  United began assessing fees on low balance demand deposit accounts in January 2012.  Customers have been able to avoid these fees by maintaining higher balances in their accounts which has led to a decline in fee revenue since the fees were first introduced.

Mortgage loans and related fees for the second quarter and first six months of 2013 were up $681,000, or 29%, and $1.24 million, or 28%, respectively, from the same periods in 2012. In the second quarter of 2013, United closed 608 loans totaling $95.2 million compared with 507 loans totaling $79.8 million in the second quarter of 2012.  Year-to-date mortgage production in 2013 amounted to 1,072 loans totaling $165 million, compared to 1,024 loans totaling $161 million for the same period in 2012.

United recognized net securities gains of $116,000 for the six months ended June 30, 2013.  No securities gains or losses were recognized in the second quarter of 2013.  Net securities gains totaled $6.49 million and $7.05 million, respectively, for the second quarter and first six months of 2012.  United also recognized $6.20 million and $6.68 million, respectively, in charges from the prepayment of Federal Home Loan Bank advances and structured repurchase agreements in the second quarter and first six months of 2012.

In the second quarter of 2013, United recognized $369,000 in net gains from hedge ineffectiveness compared with $180,000 in net losses in the second quarter of 2012.  For the first six months of 2013, United recognized $284,000 in net gains from hedge ineffectiveness compared with $65,000 in losses for the same period of 2012.  In 2012 and 2013, most of the hedge ineffectiveness gains and losses resulted from ineffectiveness on fair value hedges of brokered deposits.

Other fee revenue of $3.91 million for the second quarter of 2013 was up $2.10 million from the second quarter of 2012.  For the first six months of 2013, other fee revenue of $5.88 million was down $428,000, or 7%, from the same period in 2012.  During the second quarter of 2013, United recorded a $1.37 million death benefit on a bank-owned life insurance policy as well as $468,000 in gains from the sale of low income housing tax credits.  In addition, the second quarter of 2013 other fee revenue included an increase of $236,000 related to customer derivative fees from our commercial loan swap program.  The first six months of 2012 included $1.10 million of interest on a prior period tax refund and a $728,000 gain from the sale of low income housing tax credits.
46

Operating Expenses

The following table presents the components of operating expenses for the three and six months ended June 30, 2013 and 2012.

Table 6 - Operating Expenses
(in thousands)

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2013	2012	Amount	Percent	2013	2012	Amount	Percent

Salaries and employee benefits	$24,734	$24,297	$437	2	$48,326	$49,522	$(1,196)	(2)
Communications and equipment	3,468	3,211	257	8	6,514	6,366	148	2
Occupancy	3,449	3,539	(90)	(3)	6,816	7,310	(494)	(7)
Advertising and public relations	1,037	1,088	(51)	(5)	1,975	1,934	41	2
Postage, printing and supplies	894	916	(22)	(2)	1,757	1,895	(138)	(7)
Professional fees	2,499	1,952	547	28	4,865	3,927	938	24
FDIC assessments and other regulatory charges	2,505	2,545	(40)	(2)	5,010	5,055	(45)	(1)
Amortization of intangibles	491	730	(239)	(33)	1,196	1,462	(266)	(18)
Other	4,595	4,181	414	10	8,650	8,118	532	7
Total excluding foreclosed property expenses	43,672	42,459	1,213	3	85,109	85,589	(480)	(1)
Net losses on sales of foreclosed properties	2,945	(269)	3,214		3,050	(176)	3,226
Foreclosed property write downs	1,369	1,008	361		2,410	3,119	(709)
Foreclosed property maintenance expenses	837	1,112	(275)	(25)	2,024	2,733	(709)	(26)
Total operating expenses	$48,823	$44,310	$4,513	10	$92,593	$91,265	$1,328	1

Operating expenses for the second quarter of 2013 totaled $48.8 million, up $4.51 million, or 10%, from the second quarter of 2012.  The increase mostly reflects higher foreclosed property losses and write downs associated with the classified asset sales in the second quarter of 2013.  For the six months ended June 30, 2103, operating expenses totaled $92.6 million, up $1.33 million, or 1%, from the same period in 2012.  Excluding foreclosed property costs, total operating expenses were $43.7 million and $85.1 million, respectively, for the three and six months ended June 30, 2013, up $1.21 million, or 3%, from the second quarter of 2012, and down $480,000, or 1%, from the first six months of 2012.

Salaries and employee benefits for the second quarter of 2013 were $24.7 million, up $437,000, or 2%, from the same period of 2012. The increase was due to higher severance costs as well as higher mortgage and brokerage incentives in the second quarter of 2013.  For the first six months of 2013, salaries and employee benefits of $48.3 million were down $1.20 million, or 2%, from the first six months of 2012.  The decrease was due to reduced staffing levels.  Headcount totaled 1,500 at June 30, 2013, compared to 1,614 at June 30, 2012, a decrease of 114 positions.

Communications and equipment expense of $3.47 million for the second quarter of 2013 was up $257,000, or 8%, from the second quarter of 2012.  For the first six months, communications and equipment expense was up $148,000 from a year ago.  The increases reflect higher software costs resulting from new technology solutions to improve operating efficiency and customer service as well as higher telecommunications charges.

Occupancy expense of $3.45 million and $6.82 million, respectively, for the second quarter and first six months of 2013 was down $90,000, or 3%, and down $494,000, or 7%, respectively, compared to the same periods of 2012.  The decrease was primarily related to lower depreciation charges partially due to the closing of underperforming branches.

Professional fees for the second quarter of 2013 of $2.50 million were up $547,000, or 28%, from the same period in 2012.  For the six months ended June 30, 2013, professional fees of $4.87 million were up $938,000, or 24%.  The increases for both quarterly and year-to-date periods were primarily due to legal costs associated with the classified asset sales and other initiatives and consulting services related to several efficiency projects that are in process.

Amortization of intangibles continues to decrease as core deposit intangibles related to past acquisitions become fully amortized.

Other expense of $4.60 million for the second quarter of 2013 increased $414,000 from the second quarter of 2012.  Year-to-date, other expense of $8.65 million increased $532,000 from the first six months of 2012. The increase for the quarter was primarily due to higher appraisal and lending support costs.

Net losses on sales of foreclosed property totaled $2.95 million for the second quarter of 2013, compared to net gains on sale of $269,000 for the second quarter of 2012. For the six months ended June 30, 2013, net losses on sales were $3.05 million, compared to net gains on sales of $176,000 for the same period of the prior year.  The increase in losses was due to the classified asset sales. Foreclosed property write-downs for the second quarter and first six months of 2013 were $1.37 million and $2.41 million, respectively, compared to $1.01 million and $3.12 million, respectively, a year ago.  Foreclosed property maintenance expenses include legal fees, property taxes, marketing costs, utility services, maintenance and repair charges and totaled $837,000 and $2.02 million, respectively, for the second quarter and first six months of 2013 compared with $1.11 million and $2.73 million, respectively, a year ago.  These costs continue to decline with the decrease in the number of foreclosed properties held by United.
47

Income Taxes

Income tax benefit for the second quarter of 2013 was $257 million as compared with income tax expense of $450,000 for the second quarter of 2012.  The second quarter 2013 income tax benefit was primarily due to the income tax benefit recognized during the quarter related to the reversal of $272 million of the deferred tax asset valuation allowance.  Income tax expense for the second quarter of 2012 mostly represents adjustments to its reserve for uncertain tax positions and amounts payable under the Federal Alternative Minimum Tax.  For the remainder of the year, United expects to record income tax expense at an effective tax rate of approximately 35%.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts and their respective tax bases including operating losses and tax credit carryforwards.  Net deferred tax assets (deferred tax assets net of deferred tax liabilities and valuation allowance) are reported in the consolidated balance sheet as a component of total assets.

Accounting Standards Codification Topic 740, Income Taxes, requires that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard.  The determination of whether a valuation allowance for deferred tax assets is appropriate is subject to considerable judgment and requires an evaluation of all positive and negative evidence with more weight given to evidence that can be objectively verified.  Each quarter, management considers both positive and negative evidence and analyzes changes in near-term market conditions as well as other factors which may impact future operating results.

At December 31, 2012 and June 30, 2012, United reported no net deferred tax asset due to full valuation allowances of $270 million and $277 million, respectively. At June 30, 2013, based on the weight of all the positive and negative evidence at such date, management concluded that it was more likely than not that $272 million of the net deferred tax assets will be realized based upon future taxable income and therefore, reversed $272 million of the valuation allowance.  Thus, at June 30, 2013, United reported a net deferred tax asset of $272 million, net of a valuation allowance of $4.96 million. The remaining valuation allowance of $4.96 million at June 30, 2013 relates to specific state income tax credits that have short carryforward periods and therefore are expected to expire before they can be utilized.  The reversal of the valuation allowance resulted in an income tax benefit of $257 million, or $4.42 per diluted common share for the second quarter of 2013, and an increase in tangible book value per common share of $4.69 at June 30, 2013.

United remains in a three-year cumulative loss position that resulted from significant credit losses incurred during the recent financial crisis.  A three-year cumulative loss position is considered to be negative evidence that is difficult to overcome.  However, the deferred tax asset valuation allowance was reversed in the second quarter of 2013 following the achievement of seven consecutive quarters of positive operating results, excluding the impact of the discretionary sale of classified assets in the second quarter of 2013.  The recent positive earnings results and improving credit measures provide an objective basis for a conclusion that profitability is sustainable and improving.  In addition, the second quarter 2013 sale of classified assets improved United’s ability to project credit costs and forecast profitability going forward by removing the assets that were most likely to drive future credit losses.  As a result of this discretionary distressed asset sale, United’s classified asset ratio (classified assets as a percentage of Tier 1 Capital and the allowance for loan losses) improved to 27% at June 30, 2013 compared with 49% at March 31, 2013 and 50% at December 31, 2012.

With continuous improvements in credit quality, quarterly earnings for the past seven quarters have closely followed management’s forecast for these periods, excluding the impact of the discretionary sales of classified assets in the second quarter 2013.  The improvement in management’s ability to produce reliable forecasts, continuous and significant improvements in credit quality, and a sustained period of profitability were given appropriate weighting in our analysis, and such evidence was considered sufficient to overcome the weight of the negative evidence related to the significant operating losses in prior years.  Based on all evidence considered by management as of June 30, 2013, our net deferred tax asset is more likely than not to be realizable.

As noted above, other positive evidence at June 30, 2013 included United’s significantly improved credit risk profile and the continued improving trends in credit quality and profitability.  United has also reduced the amount of credit risk inherent in its loan portfolio by reducing its concentration of construction loans and improving its overall loan portfolio diversification.  These changes place United in a strong position to manage through the ongoing weakness in the economy.  United also has a long record of positive earnings and accurate earnings forecasts prior to the recent economic downturn and is currently in a strong capital position and conservatively expects to exit the three-year cumulative loss position in the first quarter of 2014.  These factors, as well as a demonstrated ability to generate sufficient amounts of future taxable income, support the reversal of the valuation allowance and the realization of $272 million of United’s net deferred tax asset at June 30, 2013.

Management expects to generate higher levels of future taxable income which management expects will allow for full utilization of its net operating loss carryforwards within five to seven years, which is well within the statutory carryforward periods.  In determining whether management’s projections of future taxable income are reliable, management considered objective evidence supporting the forecast assumptions as well as recent experience which demonstrates management’s ability to reasonably project future results of operations.  Further, while the banking environment is expected to remain challenging due to economic and other uncertainties, management believes that it can confidently forecast future taxable income at sufficient levels over the future period of time that United has available to realize its June 30, 2013 deferred tax asset.

48

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
49

Balance Sheet Review

Total assets at June 30, 2013, December 31, 2012 and June 30, 2012 were $7.16 billion, $6.80 billion and $6.74 billion, respectively.  Average total assets for the second quarter of 2013 were $6.91 billion, down from $6.99 billion in the second quarter of 2012.

The following table presents a summary of the loan portfolio.

Table 7 - Loans Outstanding (excludes loans covered by loss share agreements)
(in thousands)

	June 30,	December 31,	June 30,
	2013	2012	2012
By Loan Type
Commercial (secured by real estate)	$1,748,145	$1,813,365	$1,836,477
Commercial & industrial	436,988	458,246	450,222
Commercial construction	132,562	154,769	169,338
Total commercial	2,317,695	2,426,380	2,456,037
Residential mortgage	1,278,559	1,214,203	1,128,336
Residential construction	331,681	381,677	408,966
Consumer installment	261,433	152,748	125,896
Total loans	$4,189,368	$4,175,008	$4,119,235

As a percentage of total loans:
Commercial (secured by real estate)	42%	43%	45%
Commercial & industrial	10	11	11
Commercial construction	3	4	4
Total commercial	55	58	60
Residential mortgage	31	29	27
Residential construction	8	9	10
Consumer installment	6	4	3
Total	100%	100%	100%

By Geographic Location
North Georgia	$1,265,109	$1,363,723	$1,387,204
Atlanta MSA	1,227,352	1,249,470	1,242,318
North Carolina	575,425	579,085	576,141
Coastal Georgia	397,182	400,022	369,280
Gainesville MSA	255,510	261,406	258,916
East Tennessee	282,860	282,863	275,554
South Carolina	33,720	-	-
Other (indirect auto)	152,210	38,439	9,822
Total loans	$4,189,368	$4,175,008	$4,119,235

Substantially all of United’s loans are to customers located in the immediate market areas of its community banks in Georgia, North Carolina, Tennessee and South Carolina, including customers who have a seasonal residence in United’s market areas.  More than 80% of the loans are secured by real estate.  At June 30, 2013, total loans, excluding loans acquired from SCB that are covered by loss sharing agreements with the FDIC, were $4.19 billion, an increase of $70 million, or 2%, from June 30, 2012.  Despite the weak economy and lack of loan demand, United has continued to pursue lending opportunities.  The increase from a year ago in residential mortgage reflects a successful home equity line promotion that has gained traction in United’s footprint and a new low closing cost mortgage product that began being offered early in the first quarter of 2013.  The increase in consumer installment loans reflects purchases of approximately $156 million in indirect auto loans over the last four quarters.
50

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

United’s home equity lines, which are a component of the residential mortgage portfolio, generally require the payment of interest only for a set period after origination.  After this initial period, the outstanding balance begins amortizing and requires the payment of both principal and interest.  At June 30, 2013, December 31, 2012 and June 30, 2012, the funded portion of home equity lines totaled $402 million, $385 million, and $294 million, respectively.

Approximately 3% of the home equity loans at June 30, 2013 were amortizing.  Of the $401 million in balances outstanding at June 30, 2013, $251 million, or 63%, were first liens.  The balance at June 30, 2013 represents 62% of the total committed lines.

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

The table below presents performing substandard loans for the last five quarters.

Table 8 - Performing Substandard Loans
(dollars in thousands)

	June 30,	March 31,	December 31,	September 30,	June 30,
	2013	2013	2012	2012	2012
By Category
Commercial (secured by real estate)	$78,750	$128,120	$117,543	$126,332	$148,418
Commercial & industrial	11,458	20,320	18,477	18,740	15,916
Commercial construction	15,766	18,462	19,285	27,180	37,876
Total commercial	105,974	166,902	155,305	172,252	202,210
Residential mortgage	51,222	64,103	65,179	72,198	73,277
Residential construction	16,631	37,882	37,804	35,170	45,450
Consumer installment	2,505	2,794	3,653	2,886	2,706
Total	$176,332	$271,681	$261,941	$282,506	$323,643

By Market
North Georgia	$68,272	$107,798	$105,851	$116,871	$121,358
Atlanta MSA	48,574	74,064	77,630	79,242	105,647
North Carolina	23,440	30,391	28,657	34,998	38,049
Coastal Georgia	8,391	17,496	17,421	12,998	20,164
Gainesville MSA	19,734	28,514	19,251	21,219	20,524
East Tennessee	7,921	13,418	13,131	17,178	17,901
Total loans	$176,332	$271,681	$261,941	$282,506	$323,643

At June 30, 2013, performing substandard loans totaled $176 million and decreased $95.3 million from the prior quarter-end, and decreased $147 million from a year ago.  The decrease from the first quarter of 2013 and from June 30, 2012 reflects the classified loan sales and a general declining trend.  Performing substandard loans had been on a downward trend as credit conditions have continued to improve and problem credits are resolved.

Reviews of substandard performing and non-performing loans, troubled debt restructures, past due loans and larger credits, are conducted on a quarterly basis with management and are designed to identify risk migration and potential charges to the allowance for loan losses.  These reviews are presented by the responsible lending officers and specific action plans are discussed along with the financial strength of borrowers, the value of the applicable collateral, past loan loss experience, anticipated loan losses, changes in risk profile, the effect of prevailing economic conditions on the borrower along with other factors specific to the borrower and its industry.  In addition to United’s internal loan review, United also uses external loan review to ensure the independence of the loan review process.
51

The following table presents a summary of the changes in the allowance for loan losses for the three and six months ended June 30, 2013 and 2012.

Table 9 - Allowance for Loan Losses
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Balance beginning of period	$105,753	$113,601	$107,137	$114,468
Provision for loan losses	48,500	18,000	59,500	33,000
Charge-offs:
Commercial (secured by real estate)	26,740	4,418	32,194	8,346
Commercial & industrial	15,932	888	17,755	1,644
Commercial construction	6,305	88	6,350	452
Residential mortgage	6,718	4,014	9,074	9,781
Residential construction	18,530	9,846	21,512	15,475
Consumer installment	565	408	1,272	1,161
Total loans charged-off	74,790	19,662	88,157	36,859
Recoveries:
Commercial (secured by real estate)	1,274	69	1,485	300
Commercial & industrial	356	113	678	200
Commercial construction	10	-	59	30
Residential mortgage	209	152	418	544
Residential construction	24	283	33	598
Consumer installment	509	149	692	424
Total recoveries	2,382	766	3,365	2,096
Net charge-offs	72,408	18,896	84,792	34,763
Balance end of period	$81,845	$112,705	$81,845	$112,705

Total loans: *
At period-end	$4,189,368	$4,119,235	$4,189,368	$4,119,235
Average	4,226,952	4,112,995	4,196,756	4,115,315

Allowance as a percentage of period-end loans	1.95%	2.74%	1.95%	2.74%

As a percentage of average loans (annualized):
Net charge-offs	6.87	1.85	4.07	1.70
Provision for loan losses	4.60	1.76	2.86	1.61

Allowance as a percentage of non-performing loans	294	98	294	98

* Excludes loans covered by loss sharing agreements with the FDIC

The provision for loan losses charged to earnings was based upon management’s judgment of the amount necessary to maintain the allowance at a level appropriate to absorb losses inherent in the loan portfolio at the balance sheet date.  The amount each quarter is dependent upon many factors, including growth and changes in the composition of the loan portfolio, net charge-offs, delinquencies, management’s assessment of loan portfolio quality, the value of collateral, and other macro-economic factors and trends.  The evaluation of these factors is performed quarterly by management through an analysis of the appropriateness of the allowance for loan losses.  The decreases in the provision and the level of the allowance for loan losses compared to the previous periods reflects stabilizing trends in substandard loans, along with the de-risking of the balance sheet through the accelerated classified asset sale, leading to an expectation that charge-off levels will continue to decline.  Further, the declining balance of the allowance for loan losses over the last several quarters reflects an overall improving trend in credit quality of the loan portfolio.

At June 30, 2013, the allowance for loan losses was $81.8 million, or 1.95% of loans, compared with $107 million, or 2.57% of loans, at December 31, 2012 and $113 million, or 2.74% of loans, at June 30, 2012.

Management believes that the allowance for loan losses at June 30, 2013 reflects the losses inherent in the loan portfolio.  This assessment involves uncertainty and judgment; therefore, the adequacy of the allowance for loan losses cannot be determined with precision and may be subject to change in future periods.  The amount of any changes could be significant if management’s assessment of loan quality or collateral values change substantially with respect to one or more loan relationships or portfolios. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require adjustments to the provision for loan losses in future periods if, in their opinion, the results of their review warrant such additions.  See the “Critical Accounting Policies” section for additional information on the allowance for loan losses.
52

Nonperforming Assets

The table below summarizes nonperforming assets, excluding SCB’s assets covered by the loss-sharing agreements with the FDIC.  Those assets have been excluded from nonperforming assets, as the loss-sharing agreements with the FDIC and purchase price adjustments to reflect credit losses effectively eliminate the likelihood of recognizing any losses on the covered assets.

Table 10 - Nonperforming Assets
(in thousands)
	June 30,	December 31,	June 30,
	2013	2012	2012
Nonperforming loans*	$27,864	$109,894	$115,340
Foreclosed properties (OREO)	3,936	18,264	30,421

Total nonperforming assets	$31,800	$128,158	$145,761

Nonperforming loans as a percentage of total loans	.67%	2.63%	2.80%
Nonperforming assets as a percentage of total loans and OREO	.76	3.06	3.51
Nonperforming assets as a percentage of total assets	.44	1.88	2.16

* There were no loans 90 days or more past due that were still accruing at period end.

At June 30, 2013, nonperforming loans were $27.9 million, compared to $110 million at December 31, 2012 and $115 million at June 30, 2012.  Nonperforming loans have steadily decreased in dollar amount and as a percentage of total loans following the classification of United’s largest lending relationship in the third quarter of 2011.  In addition, the second quarter of 2013 sales of classified assets further reduced non-performing assets. Nonperforming assets, which include nonperforming loans and foreclosed real estate, totaled $31.8 million at June 30, 2013, compared with $128 million at December 31, 2012 and $146 million at June 30, 2012.  United sold $18.0 million of foreclosed properties during the second quarter of 2013, however these sales of foreclosed properties were offset by $9.43 million in new foreclosures for the quarter.

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

The following table summarizes non-performing assets by category and market.  As with Tables 7, 8, 9 and 10, assets covered by the loss-sharing agreements with the FDIC related to the acquisition of SCB are excluded from this table.

Table 11 - Nonperforming Assets by Quarter (1)
(in thousands)

	June 30, 2013			December 31, 2012			June 30, 2012
	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total
	Loans	Properties	NPAs	Loans	Properties	NPAs	Loans	Properties	NPAs
BY CATEGORY
Commercial (sec. by RE)	$7,237	$547	$7,784	$22,148	$5,479	$27,627	$19,115	$10,586	$29,701
Commercial & industrial	548		548	31,817	-	31,817	34,982	-	34,982
Commercial construction	504	376	880	23,843	2,204	26,047	18,175	2,732	20,907
Total commercial	8,289	923	9,212	77,808	7,683	85,491	72,272	13,318	85,590
Residential mortgage	14,338	1,443	15,781	12,589	4,753	17,342	16,631	5,591	22,222
Residential construction	4,838	1,570	6,408	18,702	5,828	24,530	25,530	11,512	37,042
Consumer installment	399	-	399	795	-	795	907	-	907
Total NPAs	$27,864	$3,936	$31,800	$109,894	$18,264	$128,158	$115,340	$30,421	$145,761
Balance as a % of
Unpaid Principal	62.6%	31.6%	55.8%	69.5%	39.7%	62.8%	68.8%	39.3%	59.4%

BY MARKET
North Georgia	$12,830	$1,617	$14,447	$69,950	$8,219	$78,169	$77,332	$13,546	$90,878
Atlanta MSA	3,803	1,197	5,000	18,556	3,442	21,998	17,593	8,651	26,244
North Carolina	6,512	295	6,807	11,014	2,579	13,593	10,657	3,287	13,944
Coastal Georgia	2,588	627	3,215	3,810	1,609	5,419	5,822	785	6,607
Gainesville MSA	1,008	-	1,008	903	556	1,459	991	2,998	3,989
East Tennessee	1,123	200	1,323	5,661	1,859	7,520	2,945	1,154	4,099
South Carolina	-	-	-	-	-	-	-	-	-
Total NPAs	$27,864	$3,936	$31,800	$109,894	$18,264	$128,158	$115,340	$30,421	$145,761
(1) Excludes non-performing loans and foreclosed properties covered by the loss-sharing agreement with the FDIC, related to the acquisition of SCB.
53

Nonperforming assets in the residential construction category were $6.41 million at June 30, 2013, compared with $37.0 million at June 30, 2012, a decrease of $30.6 million, or 83%.  Commercial nonperforming assets decreased from $85.6 million at June 30, 2012 to $9.21 million at June 30, 2013.  Residential mortgage non-performing assets of $15.8 million decreased $6.44 million from June 30, 2012.  The second quarter of 2013 classified asset sales contributed to the decreases in all categories of non-performing assets.

At June 30, 2013, December 31, 2012, and June 30, 2012, United had $84.9 million, $161 million and $168 million, respectively, in loans with terms that have been modified in a troubled debt restructuring (“TDR”).  Included therein were $7.05 million, $38.0 million and $26.0 million, respectively, of TDRs that were not performing in accordance with their modified terms and were included in nonperforming loans.  The remaining TDRs with an aggregate balance of $77.8 million, $123 million and $142 million, respectively, were performing according to their modified terms and are therefore not considered to be nonperforming assets.

At June 30, 2013, December 31, 2012, and June 30, 2012, there were $104 million, $253 million and $294 million, respectively, of loans classified as impaired under the definition outlined in the Accounting Standards Codification.  Included in impaired loans at June 30, 2013, December 31, 2012 and June 30, 2012, was $34.0 million, $157 million and $215 million, respectively, that did not require specific reserves or had previously been charged down to net realizable value.  The balance of impaired loans at June 30, 2013, December 31, 2012 and June 30, 2012, of $69.8 million, $95.8 million and $78.9 million, respectively, had specific reserves that totaled $5.06 million, $11.6 million and $17.4 million, respectively.  The average recorded investment in impaired loans for the second quarters of 2013 and 2012, was $104 million, and $287 million, respectively.  For the first six months of 2013 and 2012, the average recorded investment in impaired loans was $179 million and $284 million, respectively.  For the three and six months ended June 30, 2013, United recognized $1.20 million and $3.02 million, respectively, in interest revenue on impaired loans, compared to $2.42 million and $4.69 million for the same periods of the prior year. United’s policy is to discontinue the recognition of interest revenue for loans classified as impaired under ASC 310-10-35, Receivables, when a loan meets the criteria for nonaccrual status.  Impaired loans decreased 65% from June 30, 2012 to June 30, 2013, due to the second quarter 2013 classified asset sales.

The table below summarizes activity in non-performing assets by quarter.  Assets covered by loss sharing agreements with the FDIC, related to the acquisition of SCB, are not included in this table.

Table 12 - Activity in Nonperforming Assets by Year
(in thousands)

	Second Quarter 2013 (1)			Second Quarter 2012 (1)
	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total
	Loans	Properties	NPAs	Loans	Properties	NPAs

Beginning Balance	$96,006	$16,734	$112,740	$129,704	$31,887	$161,591
Loans placed on non-accrual	13,200	-	13,200	29,364	-	29,364
Payments received	(47,937)	-	(47,937)	(15,027)	-	(15,027)
Loan charge-offs	(23,972)	-	(23,972)	(19,382)	-	(19,382)
Foreclosures	(9,433)	9,433	-	(9,319)	9,319	-
Capitalized costs	-	55	55	-	415	415
Property sales	-	(17,972)	(17,972)	-	(10,461)	(10,461)
Write downs	-	(1,369)	(1,369)	-	(1,008)	(1,008)
Net losses on sales	-	(2,945)	(2,945)	-	269	269
Ending Balance	$27,864	$3,936	$31,800	$115,340	$30,421	$145,761

	First Six Months 2013 (1)			First Six Months 2012 (1)
	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total
	Loans	Properties	NPAs	Loans	Properties	NPAs

Beginning Balance	$109,894	$18,264	$128,158	$127,479	$32,859	$160,338
Loans placed on non-accrual	22,865	-	22,865	61,801	-	61,801
Payments received	(54,746)	-	(54,746)	(20,972)	-	(20,972)
Loan charge-offs	(34,428)	-	(34,428)	(34,115)	-	(34,115)
Foreclosures	(15,721)	15,721	-	(18,853)	18,853	-
Capitalized costs	-	109	109	-	744	744
Property sales	-	(24,698)	(24,698)	-	(19,092)	(19,092)
Write downs	-	(2,410)	(2,410)	-	(3,119)	(3,119)
Net losses on sales	-	(3,050)	(3,050)	-	176	176
Ending Balance	$27,864	$3,936	$31,800	$115,340	$30,421	$145,761

(1) Excludes non-performing loans and foreclosed properties covered by the loss-sharing agreement with the FDIC, related to the acquisition of SCB.
54

Foreclosed property is initially recorded at fair value, less estimated costs to sell.  If the fair value, less estimated costs to sell at the time of foreclosure, is less than the loan balance, the deficiency is charged against the allowance for loan losses.  If the lesser of fair value, less estimated costs to sell or the listed selling price, less the costs to sell, of the foreclosed property decreases during the holding period, a valuation allowance is established with a charge to foreclosed property expense.  When the foreclosed property is sold, a gain or loss is recognized on the sale for the difference between the sales proceeds and the carrying amount of the property.  Financed sales of foreclosed property are accounted for in accordance with ASC 360-20, Real Estate Sales.  For the second quarter of 2013, United transferred $25.0 million of loans into foreclosed property through foreclosures.  During the same period, proceeds from sales of foreclosed property were $33.6 million, which includes $1.89 million in sales that were financed by United.

Investment Securities

The composition of the investment securities portfolio reflects United’s investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of revenue.  The investment securities portfolio also provides a balance to interest rate risk and credit risk in other categories of the balance sheet while providing a vehicle for the investment of available funds, furnishing liquidity, and supplying securities to pledge as required collateral for certain deposits.  Total investment securities at June 30, 2013 increased $168 million from a year ago.

At June 30, 2013, United had securities held-to-maturity with a carrying amount of $215 million and securities available-for-sale totaling $1.94 billion. At June 30, 2013, December 31, 2012, and June 30, 2012, the securities portfolio represented approximately 30%, 31% and 29% of total assets, respectively.

The investment securities portfolio primarily consists of U.S. government sponsored agency mortgage-backed securities, non-agency mortgage-backed securities, corporate bonds, municipal securities and asset-backed securities.  Mortgage-backed securities rely on the underlying pools of mortgage loans to provide a cash flow of principal and interest.  The actual maturities of these securities will differ from contractual maturities because loans underlying the securities can prepay.  Decreases in interest rates will generally cause an acceleration of prepayment levels.  In a declining or prolonged low interest rate environment, United may not be able to reinvest the proceeds from these prepayments in assets that have comparable yields.  In a rising rate environment, the opposite occurs -   prepayments tend to slow and the weighted average life extends.  This is referred to as extension risk which can lead to lower levels of liquidity due to the delay of cash receipts and can result in the holding of a below market yielding asset for a longer period of time.  United’s asset-backed securities include securities that are backed by student loans and collateralized loan obligations.

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

Total customer deposits, excluding brokered deposits, as of June 30, 2013 were $5.64 billion, an increase of $25.3 million from June 30, 2012.  Total core deposits (demand, NOW, money market and savings deposits, excluding public funds deposits) of $3.32 billion increased $256 million, or 8%, from a year ago.  Total non-interest-bearing demand deposit accounts of $1.35 billion increased $199 million, or 17%, due to the success of core deposit programs.  Also impacted by the programs were NOW, money market and savings accounts of $2.64 billion, which increased $109 million, or 4%, from June 30, 2012.

Total time deposits, excluding brokered deposits, as of June 30, 2013 were $1.65 billion, down $283 million from June 30, 2012.  Time deposits less than $100,000 totaled $982 million, a decrease of $182 million, or 16%, from a year ago.  Time deposits of $100,000 and greater totaled $664 million as of June 30, 2013, a decrease of $100 million, or 13%, from June 30, 2012.  United continued to offer low rates on certificates of deposit, allowing balances to decline as United’s funding needs declined due to weak loan demand and a shift to lower cost transaction account deposits.

Brokered deposits totaled $375 million as of June 30, 2013, an increase of $164 million from a year ago.  We have actively added long-term deposits which are swapped to LIBOR minus a spread to diversify our deposit base with low cost funding.

Wholesale Funding

The Bank is a shareholder in the Federal Home Loan Bank (“FHLB”) of Atlanta.  Through this affiliation, FHLB secured advances totaled $70.1 and $125 million, respectively, as of June 30, 2013 and 2012.  United anticipates continued use of this short and long-term source of funds.  Additional information regarding FHLB advances is provided in Note 12 to the consolidated financial statements included in United’s Annual Report on Form 10-K for the year ended December 31, 2012.
55

At June 30, 2013 and 2012, United had $54.2 million and $53.7 million, respectively, in other short-term borrowings outstanding. United takes advantage of these additional sources of liquidity when rates are favorable compared to other forms of short-term borrowings, such as FHLB advances and brokered deposits.

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

One of the tools management uses to estimate and manage the sensitivity of net interest revenue to changes in interest rates is an asset/liability simulation model.  Resulting estimates are based upon a number of assumptions for each scenario, including the level of balance sheet growth, loan and deposit re-pricing characteristics and the rate of prepayments.  ALCO periodically reviews the assumptions for accuracy based on historical data and future expectations; however, actual net interest revenue may differ from model results.  The primary objective of the simulation model is to measure the potential change in net interest revenue over time using multiple interest rate scenarios.  The base scenario assumes rates remain flat and is the scenario to which all others are compared in order to measure the change in net interest revenue.  Policy limits are based on immediate rate shock scenarios, as well as gradually rising and falling rate scenarios, which are all compared to the base scenario.  Another commonly analyzed scenario is a most-likely scenario that projects the expected change in rates based on the slope of the forward yield curve.  Other scenarios analyzed may include delayed rate shocks, yield curve steepening or flattening, or other variations in rate movements.  While the primary policy scenarios focus on a twelve month time frame, longer time horizons are also modeled.  All policy scenarios assume a static balance sheet.

United’s policy is based on the 12-month impact on net interest revenue of interest rate shocks and ramps that increase or decrease from 100 to 300 basis points from the base scenario.  In the shock scenarios, rates immediately change the full amount at the scenario onset.  In the ramp scenarios, rates change by 25 basis points per month.  United’s policy limits the change in net interest revenue over the first 12 months to a 5% decrease for each 100 basis point change in the increasing and decreasing rate ramp and shock scenarios.   Historically low rates on June 30, 2013 and 2012 made use of the down scenarios problematic.  The following table presents United’s interest sensitivity position at June 30, 2013 and 2012.

Table 13 - Interest Sensitivity

	Increase (Decrease) in Net Interest Revenue from Base Scenario at
	June 30,
	2013		2012
Change in Rates	Shock	Ramp	Shock	Ramp
200 basis point increase	3.7%	4.4%	4.5%	1.2%
25 basis point decrease	(1.9)	(1.9)	(1.2)	(1.2)

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
56

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

The following table presents United’s active derivative contracts used for hedging purposes.

Table 14 - Derivative Financial Instruments Designated as Hedges (in thousands)

	Hedge		Current	Trade	Effective	Maturity			Fair Value (D)
Type of Instrument	Designation	Hedged Item	Notional	Date	Date	Date	Pay Rate	Receive Rate	Asset	Liability

Receive Fixed Cancellable Swap	Fair Value	Brokered CD	$15,000	10/12/11	11/10/11	11/10/31	3 mo. LIBOR - 60 bps	Steepener (A)	$-	$1,901
Receive Fixed Cancellable Swap	Fair Value	Brokered CD	17,000	02/14/12	02/27/12	08/27/27	3 mo. LIBOR - 45 bps	2.00% to 10.00% (B)	-	751
Receive Fixed Cancellable Swap	Fair Value	Brokered CD	15,500	03/05/12	03/23/12	09/23/27	3 mo. LIBOR - 45 bps	2.25% to 10.00% (B)	-	651
Receive Fixed Cancellable Swap	Fair Value	Brokered CD	12,500	05/16/12	06/08/12	06/08/32	3 mo. LIBOR - 43 bps	2.25% to 10.00% (B)	-	735
Receive Fixed Cancellable Swap	Fair Value	Brokered CD	13,000	06/12/12	06/28/12	06/28/32	3 mo. LIBOR - 38.5 bps	2.30% to 10.00% (B)	-	913
Receive Fixed Cancellable Swap	Fair Value	Brokered CD	12,500	07/03/12	07/27/12	07/27/32	3 mo. LIBOR - 38.5 bps	2.25% to 10.00% (B)	-	894
Receive Fixed Cancellable Swap	Fair Value	Brokered CD	12,000	08/01/12	08/23/12	08/23/32	3 mo. LIBOR - 38.25 bps	2.30% to 11.00% (B)	-	1,127
Receive Fixed Cancellable Swap	Fair Value	Brokered CD	10,000	08/29/12	09/24/12	09/24/12	3 mo. LIBOR - 38 bps	2.40% to 11.00% (B)	-	806
Receive Fixed Cancellable Swap	Fair Value	Brokered CD	12,000	10/05/12	10/19/12	11/19/32	3 mo. LIBOR - 38 bps	2.40% to 11.00% (B)	-	991
Receive Fixed Cancellable Swap	Fair Value	Brokered CD	12,000	10/15/12	11/08/12	11/08/32	3 mo. LIBOR - 40 bps	2.30% to 11.00% (B)	-	1,111
Receive Fixed Cancellable Swap	Fair Value	Brokered CD	12,500	11/14/12	11/30/12	11/30/32	3 mo. LIBOR - 38 bps	2.20% to 11.00% (B)	-	1,284
Receive Fixed Cancellable Swap	Fair Value	Brokered CD	12,000	11/28/12	12/27/12	12/27/32	3 mo. LIBOR - 38 bps	2.25% to 11.00% (B)	-	1,213
Receive Fixed Cancellable Swap	Fair Value	Brokered CD	10,000	12/27/12	01/25/13	12/25/28	3 mo. LIBOR - 20.5 bps	2.15% to 8.00% (B)	-	807
Receive Fixed Cancellable Swap	Fair Value	Brokered CD	13,000	01/17/13	02/15/13	02/15/23	3 mo. LIBOR - 20 bps	1.50% to 5.50% (B)	-	707
Receive Fixed Cancellable Swap	Fair Value	Brokered CD	10,000	01/25/13	02/28/13	02/28/28	3 mo. LIBOR - 20.5 bps	2.20% to 8.00% (B)	-	719
Receive Fixed Cancellable Swap	Fair Value	Brokered CD	10,000	01/25/13	02/21/13	02/21/18	3 mo. LIBOR - 20.5 bps	.50% to 2.75% (B)	-	197
Receive Fixed Cancellable Swap	Fair Value	Brokered CD	50,000	06/04/13	06/28/13	06/28/33	3 mo. LIBOR - 67.5 bps	Steepener (C)		8,518
Pay Fixed Swap	Fair Value	Corporate Bond	11,000	03/13/13	03/18/13	02/13/23	3.45000%	3 mo. LIBOR	380	-
Pay Fixed Swap	Fair Value	Corporate Bond	10,000	03/15/13	03/20/13	02/09/23	3.10000%	3 mo. LIBOR	599	-
Pay Fixed Swap	Fair Value	Corporate Bond	10,000	04/19/13	04/24/13	09/07/22	3.15000%	3 mo. LIBOR	525	-
Pay Fixed Swap	Fair Value	Corporate Bond	10,000	04/22/13	04/25/13	01/24/22	5.75000%	3 mo. LIBOR		1,203
Pay Fixed Swap	Fair Value	Corporate Bond	10,000	04/25/13	05/01/13	05/01/23	3.37500%	3 mo. LIBOR	728
Pay Fixed Swap	Fair Value	Corporate Bond	10,000	05/29/13	06/03/13	01/24/22	5.70000%	3 mo. LIBOR	-	1,294
Pay Fixed Swap	Fair Value	Corporate Bond	10,000	05/30/13	06/04/13	01/14/22	4.50000%	3 mo. LIBOR	-	598
Pay Fixed Swap	Fair Value	Corporate Bond	15,000	06/18/13	06/21/13	06/15/23	3.62500%	3 mo. LIBOR	440	-
Pay Fixed Swap	Cash Flow	Short-Term, Fixed Rate Debt	50,000	04/02/12	04/07/14	04/07/17	1.69500%	3 mo. LIBOR	-	620
Pay Fixed Swap	Cash Flow	Short-Term, Fixed Rate Debt	50,000	04/02/12	04/21/14	04/21/17	1.72125%	3 mo. LIBOR	-	617
Pay Fixed Swap	Cash Flow	Short-Term, Fixed Rate Debt	100,000	04/10/12	03/03/14	03/01/17	1.43750%	3 mo. LIBOR	-	668
Pay Fixed Swap	Cash Flow	Money Market Deposts	100,000	05/02/12	05/01/14	05/01/19	1.88750%	1 mo. LIBOR	378	-
Pay Fixed Swap	Cash Flow	Money Market Deposts	100,000	05/31/12	07/01/14	07/01/18	1.39250%	1 mo. LIBOR	1,424	-
Pay Fixed Swap	Cash Flow	Money Market Deposts	175,000	04/04/13	04/01/15	06/30/13	1.61830%	1 mo. LIBOR	3,543	-
Total Hedging Positions			$910,000						$8,017	$28,325

(A) Receive rate is fixed at 5.00% to November 10, 2012, then 4 * ((10-year Constant Maturity Swap rate - 2-year Constant Maturity Swap rate) - 50 basis points), capped at 5.00% and floored at 0.00%.  Swap is callable by counterparty on November 10, 2012 and quarterly thereafter on the 10th with 15 calendar days notice.

(B) Rate steps up at set periodic intervals throughout term.  Swap is callable by counterparty generally from six months to one year following the effective date.

(C) Receive rate is fixed at 7.00% to 6/28/14 then 4 * ((30-year Constant Maturity Swap rate - 5-year Constant Maturity Swap rate) - 70 basis points), capped at 7.00% and floored at 0.00%.  Swap is callable by counterparty on June 28, 2014 and quarterly thereafter on the 28th with 15 calendar days notice.

(D) Fair value does not include accrued interest.

From time to time, United will terminate swap or floor positions when conditions change and the position is no longer necessary to manage United’s overall sensitivity to changes in interest rates.  In those situations where the terminated contract was in an effective hedging relationship at the time of termination and the hedging relationship is expected to remain effective throughout the original term of the contract, the resulting gain or loss is amortized over the remaining life of the original contract.  For swap contracts, the gain or loss is amortized over the remaining original contract term using the straight line method of amortization.  At June 30, 2013, United had $58,000 in gains from terminated derivative positions included in other comprehensive income that will be amortized into earnings over their remaining original contract terms.  All of the $58,000 is expected to be reclassified into interest revenue over the next three months.  In addition, United’s forward starting active cash flow hedges of floating rate liabilities will begin to become effective over the next twelve months.  United expects that $862,000 will be reclassified as an increase to deposit interest expense over the next twelve months related to these cash flow hedges.
57

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

Substantially all of United’s liquidity is obtained from subsidiary service fees and dividends from the Bank, which are limited by applicable law and an informal memorandum of understanding with the Federal Deposit Insurance Corporation and the Georgia Department of Banking and Finance (the “Bank MOU”).  United currently has internal capital resources to meet these obligations.

Two key objectives of asset/liability management are to provide for adequate liquidity in order to meet the needs of customers and to maintain an optimal balance between interest-sensitive assets and interest-sensitive liabilities to optimize net interest revenue.  Daily monitoring of the sources and uses of funds is necessary to maintain a position that meets both requirements.

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and the maturities and sales of securities, as well as the ability to use these as collateral for borrowings on a secured basis.  We also maintain excess funds in short-term interest-bearing assets that provide additional liquidity.  Mortgage loans held for sale totaled $19.2 million at June 30, 2013, and typically turn over every 45 days as the closed loans are sold to investors in the secondary market.

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

At June 30, 2013, United had cash and cash equivalent balances of $261 million and had sufficient qualifying collateral to increase FHLB advances by $1.16 billion and Federal Reserve discount window capacity of $616 million.  United also has the ability to raise substantial funds through brokered deposits.  In addition to these wholesale sources, United has the ability to attract retail deposits at any time by competing more aggressively on pricing.

As disclosed in United’s consolidated statement of cash flows, net cash provided by operating activities was $106 million for the six months ended June 30, 2013.  The net income of $242 million for the six month period included the deferred income tax benefit of $260 million, and non-cash expenses for the following: provision for loan losses of $59.5 million; depreciation, amortization and accretion of $14.6 million and losses and write downs on foreclosed property of $5.46 million.  In addition, other assets decreased $13.7 million primarily due to amounts received on assets covered by loss sharing agreements.  Mortgage loans held for sale decreased $9.67 million.  Net cash used in investing activities of $182 million consisted primarily of a $204 million increase in loans and purchases of securities totaling $403 million partially offset by the proceeds from sales, maturities and calls of securities of $310 million, proceeds from note sales of $91.9 million and proceeds from sales of foreclosed properties of $21.8 million.  Net cash used in financing activities of $86.3 million consisted primarily of a $59.7 million increase in deposits and a $30 million net increase in FHLB advances.  In the opinion of management, United’s liquidity position at June 30, 2013, was sufficient to meet its expected cash flow requirements.
58

Capital Resources and Dividends

Shareholders’ equity at June 30, 2013 was $829 million, an increase of $248 million from December 31, 2012.  Accumulated other comprehensive loss, which includes unrealized gains and losses on securities available-for-sale, the unrealized gains and losses on derivatives qualifying as cash flow hedges and unamortized prior service cost and actuarial gains and losses on United’s modified retirement plan, is excluded in the calculation of regulatory capital adequacy ratios.  Excluding the change in the accumulated other comprehensive income, shareholders’ equity increased $238 million from December 31, 2012.

United accrued $3.06 million and $6.11 million, respectively, in dividends, including accretion of discounts, on Series A, Series B and Series D preferred stock in the second quarter and first six months of 2013.

United granted a warrant to Fletcher International Ltd. (“Fletcher”) to purchase common stock equivalent junior preferred stock that would be convertible into 1,411,765 common shares exercisable at a price equivalent to $21.25 per share.  United has received purported partial warrant exercise notices from Fletcher with respect to its warrants that include incorrect calculations of the number of settlement shares Fletcher would receive upon exercise.  On June 17, 2011, United completed a reclassification of its common stock in the form of 1-for-5 reverse stock split, or recombination.  United believes that any current exercise of Fletcher’s warrant would not result in the issuance of any settlement shares because the warrant may only be exercised for net shares via a cashless exercise formula, and the reverse stock split-adjusted market price component of that formula does not exceed the exercise price to yield any net shares. United responded to Fletcher with United’s calculations related to the warrant.

In November 2011, United entered into an informal memorandum of understanding with the Federal Reserve Bank and the Georgia Department of Banking and Finance (the “Holding Company MOU”).  The Holding Company MOU provides that United may not incur additional indebtedness, pay cash dividends, make payments on our trust preferred securities or subordinated indebtedness or repurchase outstanding stock without prior approval of the Federal Reserve.  The Federal Reserve and the Georgia Department of Banking and Finance have also asked that United seek their approval prior to paying interest on our senior indebtedness.  Additionally, the Holding Company MOU requires, among other things, that United ensures that the Bank functions in a safe and sound manner.  United believes it is in compliance with all requirements of the Holding Company MOU.

The Bank is currently subject to the Bank MOU.  The Bank MOU requires, among other things, that the Bank maintain its Tier 1 leverage ratio at not less than 8% and its total risk-based capital ratio at not less than 10% during the life of the Bank MOU. Additionally, the Bank MOU requires, among other things, that prior to declaring or paying any cash dividends to United, the Bank must obtain the written consent of its regulators.  The Bank believes it is in compliance with all requirements of the Bank MOU.

United’s common stock trades on the Nasdaq Global Select Market under the symbol “UCBI”.  Below is a quarterly schedule of high, low and closing stock prices and average daily volume for 2013 and 2012.

Table 15 - Stock Price Information

	2013				2012
				Avg Daily				Avg Daily
	High	Low	Close	Volume	High	Low	Close	Volume
First quarter	$11.57	$9.59	$11.34	195,803	$10.30	$6.37	$9.75	142,987
Second quarter	12.94	10.15	12.42	184,922	9.77	7.76	8.57	145,132
Third quarter					8.82	6.12	8.39	329,475
Fourth quarter					9.49	8.01	9.44	202,871

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
59

The following table shows United’s capital ratios, as calculated under regulatory guidelines, at June 30, 2013, December 31, 2012 and June 30, 2012.

Table 16 - Capital Ratios
(dollars in thousands)

	Regulatory		United Community Banks, Inc.
	Guidelines		(Consolidated)			United Community Bank
		Well	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,
	Minimum	Capitalized	2013	2012	2012	2013	2012	2012
Risk-based ratios:
Tier I capital	4.0%	6.0%	13.68%	14.16%	14.19%	14.20%	14.48%	14.30%
Total capital	8.0	10.0	15.23	15.73	15.93	15.46	15.74	15.56
Leverage ratio	3.0	5.0	9.80	9.64	9.09	10.15	9.86	9.16

Tier I capital			$653,590	$652,692	$634,811	$677,694	$666,585	$638,823
Total capital			727,587	724,915	712,422	737,615	724,738	695,369

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

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

There have been no material changes in United’s quantitative and qualitative disclosures about market risk as of June 30, 2013 from that presented in the Annual Report on Form 10-K for the year ended December 31, 2012.  The interest rate sensitivity position at June 30, 2013 is included in management’s discussion and analysis on page 56 of this report.

Item 4.    Controls and Procedures

United’s management, including the Chief Executive Officer and Chief Financial Officer, supervised and participated in an evaluation of the Company’s disclosure controls and procedures as of June 30, 2013.  Based on, and as of the date of that evaluation, United’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective in accumulating and communicating information to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures of that information under the SEC’s rules and forms and that the disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports that are filed or submitted by United under the Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no significant changes in the internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.
60

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

Item 1A.         Risk Factors

There have been no material changes from the risk factors previously disclosed in United’s Annual Report on Form 10-K for the year ended December 31, 2012, except for the following:

The short-term and long-term impact of the changing regulatory capital requirements is uncertain.

On July 2, 2013, the Federal Reserve approved a final rule to implement the recommendations of the Basel Committee on Banking Supervision. These regulatory capital standards, known as Basel III, create a new regulatory capital standard based on tier 1 common equity and increase the minimum leverage and risk-based capital ratios applicable to all banking organizations.

The final rule includes new minimum risk-based and leverage ratios, and modifies capital and asset definitions for purposes of calculating these ratios. Among other things, the Basel III rules will impact regulatory capital ratios of banking organizations in the following manner, when fully phased in: create a new requirement to maintain a ratio of common equity tier 1 capital to total riskweighted assets of not less than 4.5%; increase the minimum leverage capital ratio to 4.0% for all banking organizations (currently 3.0% for certain banking organizations); increase the minimum tier 1 risk-based capital ratio from 4.0% to 6.0%; and maintain the minimum total risk-based capital ratio at 8.0%. In addition, the final rules subject a banking organization to certain limitations on capital distributions and discretionary bonus payments to executive officers if the organization does not maintain a capital conservation buffer of common equity tier 1 capital in an amount greater than 2.5% of its total risk-weighted assets. The effect of the capital conservation buffer will be to increase the minimum common equity tier 1 capital ratio to 7.0%, the minimum tier 1 risk-based capital ratio to 8.5% and the minimum total risk-based capital ratio to 10.5%, for banking organizations seeking to avoid the limitations on capital distributions and discretionary bonus payments to executive officers. As long as a banking organization has total consolidated assets of less than $15 billion, such banking organization may include in tier 1 and total capital the banking organization’s trust preferred securities that were issued on or before May 19, 2010.

The final rules also change the capital categories for insured depository institutions for purposes of prompt corrective action. Under the final rules, to be categorized as “well capitalized,” an insured depository institution will be required to maintain a minimum common equity tier 1 capital ratio of at least 6.5%, a tier 1 risk-based capital ratio of at least 8.0%, a total risk-based capital ratio of at least 10.0%, and a leverage capital ratio of at least 5.0%. In addition, the final rule establishes more conservative standards for including an instrument in regulatory capital and imposes certain deductions from and adjustments to the measure of common equity tier 1 capital.

While the Basel III rules result in generally higher regulatory capital standards with an increased focus on common equity, it is difficult at this time to predict the effect these new standards will have on United and the Bank. The application of more stringent capital requirements for United and the Bank could, among other things, result in lower returns on invested capital, require the raising of additional capital, and result in additional regulatory actions if we are unable to comply with such requirements. Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in our having to lengthen the term of our funding, restructure our business models, and/or increase our holdings of liquid assets. Implementation of changes to asset risk weightings for risk-based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in us modifying our business strategy and could limit our ability to make dividends.

Our ability to use our deferred tax asset balances may be materially impaired.

At June 30, 2013, management concluded that it was more likely than not that $272 million of our net deferred tax asset will be realized based upon future taxable income and therefore, reversed its previously established valuation allowance.  As a result, as of June 30, 2013, our net deferred tax asset balance was $272 million, net of a remaining valuation allowance of $4.96 million related to state tax credits with short carry-forward periods that management believes will expire unused.

Our ability to use such assets, including the reversal or partial release of the valuation allowance, is dependent on our ability to generate future earnings within the operating loss carry-forward periods, which are generally 20 years. If we do not realize taxable earnings within the carry-forward periods, our deferred tax asset would be permanently impaired. Additionally, our ability to use such assets to offset future tax liabilities could be permanently impaired if cumulative common stock transactions over a rolling three-year period resulted in an ownership change under Section 382 of the Internal Revenue Code.  Under Section 382, a corporation experiencing an ownership change generally is subject to an annual limitation on its utilization of pre-change losses and certain post-change recognized built-in losses equal to the value of the stock of the corporation immediately before the ownership change, multiplied by the long-term tax-exempt rate (subject to certain adjustments).  The annual limitation is increased each year to the extent that there is an unused limitation in a prior year.  The annual limitation also effectively provides a cap on the cumulative amount of pre-change losses and certain post-change recognized built-in losses that may be utilized.  Pre-change losses and certain post-change recognized built in losses in excess of the cap are effectively unable to be used to reduce future taxable income.
61

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

Our deferred tax assets in the future could become subject to additional future valuation allowances

Accounting Standards Codification Topic 740, Income Taxes, requires that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard.  The determination of whether a valuation allowance for deferred tax assets is appropriate is subject to considerable judgment and requires an evaluation of all positive and negative evidence with more weight given to evidence that can be objectively verified.

At June 30, 2013, based on the weight of all the positive and negative evidence at such date, management concluded that it was more likely than not that $272 million of our net deferred tax assets will be realized based upon future taxable income and therefore, reversed $272 million of its previously established valuation allowance.  However, each quarter, management considers both positive and negative evidence and analyzes changes in near-term market conditions as well as other factors which may impact future operating results.  In addition, valuation allowances related to deferred tax assets can be affected by changes to tax laws, statutory tax rates, and future taxable income levels and based on input from our auditors, tax advisors or regulatory authorities.  As a result, the valuation allowance could fluctuate in future periods.  Management’s estimate of future taxable income is based on internal projections which consider historical performance, various internal estimates and assumptions, as well as certain external data, all of which management believes to be reasonable although inherently subject to significant judgment. If actual results differ significantly from the current estimates of future taxable income, even if caused by adverse macro-economic conditions, the valuation allowance may need to be increased for some or all of the deferred tax asset.  Such an increase to the deferred tax asset valuation allowance would have a material adverse effect on our financial condition and results of operations.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds – None

Item 3.    Defaults upon Senior Securities – None

Item 4.    Mine Safety Disclosures – None

Item 5.    Other Information – None
62

Item 6.    Exhibits

Exhibit No.	Description

10.1	Form of Asset Purchase and Sale Agreement, dated June 26, 2013, between United Community Bank and Great Oak Pool I LLC.
31.1	Certification by Jimmy C. Tallent, President and Chief Executive Officer of United Community Banks, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Rex S. Schuette, Executive Vice President and Chief Financial Officer of United Community Banks, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
63

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

Date: August 2, 2013

64