Form 10-Q
period 2013-09-30
UNITED COMMUNITY BANKS INC
filed 2013-11-07
CIK 857855

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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

YES ☐  NO ☒

Common stock, par value $1 per share 45,230,240 shares voting and 14,189,006 shares non-voting outstanding as of October 31, 2013.

Part I – Financial Information

Item 1 – Financial Statements

UNITED COMMUNITY BANKS, INC.
Consolidated Statement of Income (Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2013	2012	2013	2012

Interest revenue:
Loans, including fees	$50,114	$53,868	$151,776	$163,805
Investment securities, including tax exempt of $202, $225, $624 and $737	9,872	10,706	29,518	34,772
Deposits in banks and short-term investments	1,007	985	2,793	3,093
Total interest revenue	60,993	65,559	184,087	201,670

Interest expense:
Deposits:
NOW	413	447	1,286	1,587
Money market	545	599	1,641	1,901
Savings	37	37	109	112
Time	2,486	4,612	8,636	15,844
Total deposit interest expense	3,481	5,695	11,672	19,444
Short-term borrowings	525	514	1,563	2,463
Federal Home Loan Bank advances	16	26	65	882
Long-term debt	3,003	2,372	8,331	7,119
Total interest expense	7,025	8,607	21,631	29,908
Net interest revenue	53,968	56,952	162,456	171,762
Provision for loan losses	3,000	15,500	62,500	48,500
Net interest revenue after provision for loan losses	50,968	41,452	99,956	123,262

Fee revenue:
Service charges and fees	8,456	7,696	23,831	23,295
Mortgage loan and other related fees	2,554	2,800	8,212	7,221
Brokerage fees	1,274	709	3,104	2,331
Securities gains, net	-	-	116	7,047
Loss from prepayment of debt	-	-	-	(6,681)
Other	1,860	2,559	8,019	8,797
Total fee revenue	14,144	13,764	43,282	42,010
Total revenue	65,112	55,216	143,238	165,272

Operating expenses:
Salaries and employee benefits	23,090	22,918	71,416	72,440
Communications and equipment	3,305	3,254	9,819	9,620
Occupancy	3,379	3,539	10,195	10,849
Advertising and public relations	962	934	2,937	2,868
Postage, printing and supplies	644	954	2,401	2,849
Professional fees	2,650	2,180	7,515	6,107
Foreclosed property	194	3,706	7,678	9,382
FDIC assessments and other regulatory charges	2,405	2,537	7,415	7,592
Amortization of intangibles	427	728	1,623	2,190
Other	3,041	4,033	11,691	12,151
Total operating expenses	40,097	44,783	132,690	136,048
Net income before income taxes	25,015	10,433	10,548	29,224
Income tax expense (benefit)	9,515	(135)	(246,681)	629
Net income	15,500	10,568	257,229	28,595
Preferred stock dividends and discount accretion	3,059	3,041	9,166	9,103
Net income available to common shareholders	$12,441	$7,527	$248,063	$19,492

Earnings per common share
Basic	$.21	$.13	$4.24	$.34
Diluted	.21	.13	4.24	.34
Weighted average common shares outstanding
Basic	59,100	57,880	58,443	57,826
Diluted	59,202	57,880	58,444	57,826

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC.
Consolidated Statement of Comprehensive Income (Unaudited)
(in thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
2013	Before- tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before- tax Amount	Tax (Expense) Benefit	Net of Tax Amount

Net (loss) income	$25,015	$(9,515)	$15,500	$10,548	$246,681	$257,229
Other comprehensive income (loss):
Unrealized (losses) gains on available-for-sale securities:
Unrealized holding gains (losses) arising during period	(13,215)	4,971	(8,244)	(26,932)	10,148	(16,784)
Reclassification adjustment for gains included in net income	-	-	-	(116)	45	(71)
Adjustment of valuation allowance for the change in deferred taxes arising from unrealized gains and losses on available-for-sale securities and release of valuation allowance	-	-	-	-	(2,950)	(2,950)
Net unrealized gains (losses)	(13,215)	4,971	(8,244)	(27,048)	7,243	(19,805)
Amortization of gains included in net income on available-for-sale securities transferred to held-to-maturity	(214)	82	(132)	(804)	309	(495)
Adjustment of valuation allowance for the change in deferred taxes arising from the amortization of gains included in net income (loss) on available-for-sale securities transferred to held-to-maturity and release of valuation allowance	-	-	-	-	1,293	1,293
Net unrealized losses	(214)	82	(132)	(804)	1,602	798
Amounts reclassified into net income on cash flow hedges	(58)	23	(35)	(902)	351	(551)
Unrealized losses on derivative financial instruments accounted for as cash flow hedges	(3,369)	1,321	(2,048)	8,733	(3,386)	5,347
Adjustment of valuation allowance for the change in deferred taxes arising from unrealized gains and losses and amortization of gains included in net income on cash flow hedges and release of valuation allowance	-	-	-		13,698	13,698
Net unrealized losses	(3,427)	1,344	(2,083)	7,831	10,663	18,494
Net actuarial loss on defined benefit pension plan	-	-	-	(415)	161	(254)
Amortization of prior service cost and actuarial losses included in net periodic pension cost for defined benefit pension plan	133	(52)	81	398	(155)	243
Net defined benefit pension plan activity	133	(52)	81	(17)	6	(11)

Total other comprehensive income (loss)	(16,723)	6,345	(10,378)	(20,038)	19,514	(524)

Comprehensive income	$8,292	$(3,170)	$5,122	$(9,490)	$266,195	$256,705

2012

Net income	$10,433	$135	$10,568	$29,224	$(629)	$28,595
Other comprehensive income (loss):
Unrealized (losses) gains on available-for-sale securities:
Unrealized holding gains (losses) arising during period	5,813	(2,139)	3,674	6,737	(2,415)	4,322
Reclassification adjustment for gains included in net income	-	-	-	(7,047)	2,631	(4,416)
Valuation allowance for the change in deferred taxes arising from unrealized gains and losses on available-for-sale securities	-	2,139	2,139	-	(216)	(216)
Net unrealized gains (losses)	5,813	-	5,813	(310)	-	(310)
Amortization of gains included in net income on available-for-sale securities transferred to held-to-maturity	(499)	189	(310)	(1,312)	497	(815)
Valuation allowance for the change in deferred taxes arising from the amortization of gains included in net income (loss) on available-for-sale securities transferred to held-to-maturity	-	(189)	(189)	-	(497)	(497)
Net unrealized losses	(499)	-	(499)	(1,312)	-	(1,312)
Amortization of gains included in net income on terminated derivative financial instruments that were previously accounted for as cash flow hedges	(763)	297	(466)	(3,077)	1,197	(1,880)
Unrealized losses on derivative financial instruments accounted for as cash flow hedges	(3,943)	1,534	(2,409)	(8,798)	3,422	(5,376)
Valuation allowance for the change in deferred taxes arising from unrealized gains and losses and amortization of gains included in net income on cash flow hedges	-	(1,831)	(1,831)	-	(4,619)	(4,619)
Net unrealized losses	(4,706)	-	(4,706)	(11,875)	-	(11,875)
Net actuarial loss on defined benefit pension plan	-	-	-	-	-	-
Amortization of prior service cost and actuarial losses included in net periodic pension cost for defined benefit pension plan	154	(60)	94	462	(180)	282
Valuation allowance for the change in deferred taxes arising from reclassification of unamortized prior service cost and actuarial losses and amortization of prior service cost and actuarial losses	-	60	60	-	180	180
Net defined benefit pension plan activity	154	-	154	462	-	462

Total other comprehensive income (loss)	762	-	762	(13,035)	-	(13,035)

Comprehensive income	$11,195	$135	$11,330	$16,189	$(629)	$15,560

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC.
Consolidated Balance Sheet (Unaudited)
	September 30,	December 31,	September 30,
(in thousands, except share and per share data)	2013	2012	2012

ASSETS
Cash and due from banks	$70,986	$66,536	$57,270
Interest-bearing deposits in banks	131,147	124,613	119,355
Short-term investments	62,000	60,000	45,000
Cash and cash equivalents	264,133	251,149	221,625
Securities available for sale	1,963,424	1,834,593	1,761,994
Securities held to maturity (fair value $214,651, $261,131 and $281,336)	205,613	244,184	262,648
Mortgage loans held for sale	11,987	28,821	30,571
Loans, net of unearned income	4,267,067	4,175,008	4,137,845
Less allowance for loan losses	(80,372)	(107,137)	(107,642)
Loans, net	4,186,695	4,067,871	4,030,203
Assets covered by loss sharing agreements with the FDIC	31,207	47,467	53,070
Premises and equipment, net	165,993	168,920	170,532
Bank owned life insurance	80,537	81,867	81,574
Accrued interest receivable	18,199	18,659	19,133
Other intangible assets	3,888	5,510	6,237
Foreclosed property	4,467	18,264	26,958
Net deferred tax asset	269,784	-	-
Other assets	37,366	34,954	34,690
Total assets	$7,243,293	$6,802,259	$6,699,235
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
Demand	$1,418,782	$1,252,605	$1,210,703
NOW	1,279,134	1,316,453	1,184,341
Money market	1,197,495	1,149,912	1,126,312
Savings	249,044	227,308	222,431
Time:
Less than $100,000	925,089	1,055,271	1,123,672
Greater than $100,000	624,019	705,558	731,766
Brokered	419,344	245,033	223,474
Total deposits	6,112,907	5,952,140	5,822,699
Short-term borrowings	53,769	52,574	53,243
Federal Home Loan Bank advances	125	40,125	50,125
Long-term debt	129,865	124,805	120,285
Unsettled securities purchases	11,610	-	24,319
Accrued expenses and other liabilities	82,800	51,210	43,309
Total liabilities	6,391,076	6,220,854	6,113,980
Shareholders' equity:
Preferred stock, $1 par value; 10,000,000 shares authorized;
Series A; $10 stated value; 21,700 shares issued and outstanding	217	217	217
Series B; $1,000 stated value; 180,000 shares issued and outstanding	179,714	178,557	178,183
Series D; $1,000 stated value; 16,613 shares issued and outstanding	16,613	16,613	16,613
Common stock, $1 par value; 100,000,000 shares authorized;
45,222,839, 42,423,870 and 42,393,319 shares issued and outstanding	45,223	42,424	42,393
Common stock, non-voting, $1 par value; 30,000,000 shares authorized;
14,189,006, 15,316,794 and 15,316,794 shares issued and outstanding	14,189	15,317	15,317
Common stock issuable; 242,262, 133,238 and 129,270 shares	3,979	3,119	3,247
Capital surplus	1,077,536	1,057,951	1,056,998
Accumulated deficit	(461,090)	(709,153)	(711,369)
Accumulated other comprehensive loss	(24,164)	(23,640)	(16,344)
Total shareholders' equity	852,217	581,405	585,255
Total liabilities and shareholders' equity	$7,243,293	$6,802,259	$6,699,235

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC.
Consolidated Statement of Changes in Shareholders' Equity (Unaudited)
For the Nine Months Ended September 30,

									Accumulated
	Preferred Stock				Non-Voting	Common			Other
(in thousands, except share and per share data)	Series	Series	Series	Common	Common	Stock	Capital	Accumulated	Comprehensive
	A	B	D	Stock	Stock	Issuable	Surplus	Deficit	Income (Loss)	Total
Balance, December 31, 2011	$217	$177,092	$16,613	$41,647	$15,914	$3,233	$1,054,940	$(730,861)	$(3,309)	$575,486
Net income								28,595		28,595
Other comprehensive loss									(13,035)	(13,035)
Common stock issued to dividend reinvestment plan and employee benefit plans (87,086 shares)				86			616			702
Conversion of non-voting common stock to voting common stock (597,415 shares)				597	(597)					-
Amortization of stock options and restricted stock awards							1,412			1,412
Vesting of restricted stock (59,081 shares issued, 36,673 shares deferred)				60		155	(257)			(42)
Deferred compensation plan, net, including dividend equivalents						149				149
Shares issued from deferred compensation plan (2,637 shares)				3		(290)	287			-
Preferred stock dividends:
Series A								(9)		(9)
Series B		1,091						(7,841)		(6,750)
Series D								(1,253)		(1,253)
Balance, September 30, 2012	$217	$178,183	$16,613	$42,393	$15,317	$3,247	$1,056,998	$(711,369)	$(16,344)	$585,255
Balance, December 31, 2012	$217	$178,557	$16,613	$42,424	$15,317	$3,119	$1,057,951	$(709,153)	$(23,640)	$581,405
Net income								257,229		257,229
Other comprehensive income									(524)	(524)
Common stock issued to dividend reinvestment plan and to employee benefit plans (49,830 shares)				50			532			582
Conversion of non-voting common stock to voting (1,127,788 shares)				1,128	(1,128)					-
Warrant exercise (1,551,126 shares)				1,551			17,838			19,389
Amortization of stock options and restricted stock awards							2,168			2,168
Vesting of restricted stock, net of shares surrendered to cover payroll taxes (51,995 shares issued, 115,664 shares deferred)				52		1,693	(1,900)			(155)
Deferred compensation plan, net, including dividend equivalents						132				132
Shares issued from deferred compensation plan (18,230 shares)				18		(965)	947			-
Preferred stock dividends:
Series A								(9)		(9)
Series B		1,157						(7,907)		(6,750)
Series D								(1,250)		(1,250)
Balance, September 30, 2013	$217	$179,714	$16,613	$45,223	$14,189	$3,979	$1,077,536	$(461,090)	$(24,164)	$852,217

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC. Consolidated Statement of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
(in thousands)	2013	2012
Operating activities:
Net income	$257,229	$28,595
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	20,847	24,478
Provision for loan losses	62,500	48,500
Stock based compensation	2,168	1,412
Deferred income tax benefit	(250,054)	-
Securities gains, net	(116)	(7,047)
Losses and write downs on sales of other real estate owned	5,141	5,687
Loss on prepayment of borrowings	-	6,681
Changes in assets and liabilities:
Other assets and accrued interest receivable	16,225	40,708
Accrued expenses and other liabilities	31,562	(3,108)
Mortgage loans held for sale	16,834	(6,690)
Net cash provided by operating activities	162,336	139,216

Investing activities:
Investment securities held-to-maturity:
Proceeds from maturities and calls	45,578	65,040
Purchases	(8,481)	-
Investment securities available-for-sale:
Proceeds from sales	20,751	371,103
Proceeds from maturities and calls	399,304	492,768
Purchases	(574,020)	(818,048)
Net increase in loans	(288,514)	(104,806)
Proceeds from note sales	91,913	-
Collections from FDIC under loss sharing agreements	5,121	7,301
Proceeds from sales of premises and equipment	3,550	667
Purchases of premises and equipment	(7,533)	(3,231)
Proceeds from sale of other real estate	24,049	22,309
Net cash (used in) provided by investing activities	(288,282)	33,103

Financing activities:
Net change in deposits	160,767	(275,284)
Net change in short-term borrowings	1,195	(53,814)
Proceeds from Federal Home Loan Bank advances	650,000	1,629,000
Settlement of Federal Home Loan Bank advances	(690,000)	(1,621,701)
Proceeds from issuance of senior debt	40,000	-
Repayment of subordinated debentures	(35,000)	-
Proceeds from issuance of common stock for dividend reinvestment and employee benefit plans	582	702
Proceeds from warrant exercise	19,389	-
Cash dividends on preferred stock	(8,003)	(8,013)
Net cash provided by (used in) financing activities	138,930	(329,110)
Net change in cash and cash equivalents	12,984	(156,791)
Cash and cash equivalents at beginning of period	251,149	378,416
Cash and cash equivalents at end of period	$264,133	$221,625

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$26,517	$32,668
Income taxes	2,361	(27,103)
Unsettled securities purchases	11,610	24,319
Transfers of loans to foreclosed property	18,460	26,854

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

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward exists.  This ASU provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.  The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  Since United has both unrecognized tax benefits and net operating loss and tax credit carryforwards, this ASU could have an impact on United’s financial position, results of operations or disclosures; however, United does not expect the impact to be material to United’s financial position, results of operations or disclosures.

Note 3 – Offsetting Assets and Liabilities

United enters into reverse repurchase agreements in order to invest short-term funds.  In addition, United enters into repurchase agreements and reverse repurchase agreements with the same counterparty in transactions commonly referred to as collateral swaps that are subject to master netting agreements under which the balances are netted in the balance sheet.

United also enters into derivative transactions that are subject to master netting arrangements; however there were no offsetting positions with the same counterparty at September 30, 2013, December 31, 2012 or September 30, 2012.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table presents a summary of amounts outstanding under master netting agreements as of September 30, 2013 and December 31, 2012, and September 30, 2012 (in thousands).

		Gross
	Gross	Amounts		Gross Amounts not Offset
	Amounts of	Offset on the		in the Balance Sheet
	Recognized	Balance	Net Asset	Financial	Collateral
September 30, 2013	Assets	Sheet	Balance	Instruments	Received	Net Amount

Repurchase agreements / reverse repurchase agreements	$405,000	$(350,000)	$55,000	$-	$-	$55,000
Derivatives	8,092	-	8,092	-	-	8,092
Total	$413,092	$(350,000)	$63,092	$-	$-	$63,092
Weighted average interest rate of reverse repurchase agreements	1.13%

		Gross
	Gross	Amounts		Gross Amounts not Offset
	Amounts of	Offset on the	Net	in the Balance Sheet
	Recognized	Balance	Liability	Financial	Collateral
	Liabilities	Sheet	Balance	Instruments	Pledged	Net Amount

Repurchase agreements / reverse repurchase agreements	$350,000	$(350,000)	$-	$-	$-	$-
Derivatives	37,269	-	37,269	-	25,579	11,690
Total	$387,269	$(350,000)	$37,269	$-	$25,579	$11,690
Weighted average interest rate of repurchase agreements	.28%

		Gross
	Gross	Amounts		Gross Amounts not Offset
	Amounts of	Offset on the		in the Balance Sheet
	Recognized	Balance	Net Asset	Financial	Collateral
December 31, 2012	Assets	Sheet	Balance	Instruments	Received	Net Amount

Repurchase agreements / reverse repurchase agreements	$325,000	$(265,000)	$60,000	$-	$-	$60,000
Securities lending transactions	50,000	(50,000)	-	-	-	-
Derivatives	658	-	658	-	-	658
Total	$375,658	$(315,000)	$60,658	$-	$-	$60,658
Weighted average interest rate of reverse repurchase agreements	1.18%

		Gross
	Gross	Amounts		Gross Amounts not Offset
	Amounts of	Offset on the	Net	in the Balance Sheet
	Recognized	Balance	Liability	Financial	Collateral
	Liabilities	Sheet	Balance	Instruments	Pledged	Net Amount

Repurchase agreements / reverse repurchase agreements	$265,000	$(265,000)	$-	$-	$-	$-
Securities lending transactions	50,000	(50,000)	-	-	-	-
Derivatives	12,543	-	12,543	-	11,493	1,050
Total	$327,543	$(315,000)	$12,543	$-	$11,493	$1,050
Weighted average interest rate of repurchase agreements	.43%

		Gross
	Gross	Amounts		Gross Amounts not Offset
	Amounts of	Offset on the		in the Balance Sheet
	Recognized	Balance	Net Asset	Financial	Collateral
September 30, 2012	Assets	Sheet	Balance	Instruments	Received	Net Amount

Repurchase agreements / reverse repurchase agreements	$270,000	$(225,000)	$45,000	$-	$-	$45,000
Securities lending transactions	100,000	(100,000)	-	-	-	-
Derivatives	778	-	778	-	-	778
Total	$370,778	$(325,000)	$45,778	$-	$-	$45,778
Weighted average interest rate of reverse repurchase agreements	1.19%

		Gross
	Gross	Amounts		Gross Amounts not Offset
	Amounts of	Offset on the	Net	in the Balance Sheet
	Recognized	Balance	Liability	Financial	Collateral
	Liabilities	Sheet	Balance	Instruments	Pledged	Net Amount

Repurchase agreements / reverse repurchase agreements	$225,000	$(225,000)	$-	$-	$-	$-
Securities lending transactions	100,000	(100,000)	-	-	-	-
Derivatives	10,363	-	10,363	-	11,126	(763)
Total	$335,363	$(325,000)	$10,363	$-	$11,126	$(763)
Weighted average interest rate of repurchase agreements	.41%

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 4 – Securities

Realized gains and losses are derived using the specific identification method for determining the cost of securities sold. The following table summarizes securities sales activity for the three and nine month periods ended September 30, 2013 and 2012 (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Proceeds from sales	$5,000	$-	$20,751	$371,103
Gross gains on sales	$-	$-	$116	$7,047
Gross losses on sales	-	-	-	-
Net gains on sales of securities	$-	$-	$116	$7,047
Income tax expense attributable to sales	$-	$-	$45	$2,631

Securities with a carrying value of $1.34 billion, $1.40 billion, and $1.28 billion were pledged to secure public deposits and other secured borrowings at September 30, 2013, December 31, 2012 and September 30, 2012, respectively.  Substantial borrowing capacity remains available under borrowing arrangements with the Federal Home Loan Bank of Atlanta (“FHLB”) with currently pledged securities.

Securities are classified as held-to-maturity when management has the positive intent and ability to hold them until maturity.  Securities held-to-maturity are carried at amortized cost.

The amortized cost, gross unrealized gains and losses and fair value of securities held-to-maturity at September 30, 2013, December 31, 2012 and September 30, 2012 are as follows (in thousands).

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
As of September 30, 2013	Cost	Gains	Losses	Value
State and political subdivisions	$51,745	$2,723	$53	$54,415
Mortgage-backed securities (1)	153,868	6,767	399	160,236
Total	$205,613	$9,490	$452	$214,651
As of December 31, 2012
State and political subdivisions	$51,780	$5,486	$-	$57,266
Mortgage-backed securities(1)	192,404	11,461	-	203,865
Total	$244,184	$16,947	$-	$261,131

As of September 30, 2012
State and political subdivisions	$51,790	$5,795	$-	$57,585
Mortgage-backed securities(1)	210,858	12,893	-	223,751
Total	$262,648	$18,688	$-	$281,336

(1)All are residential type mortgage-backed securities

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The cost basis, unrealized gains and losses, and fair value of securities available-for-sale at September 30, 2013, December 31, 2012 and September 30, 2012 are presented below (in thousands).

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
As of September 30, 2013	Cost	Gains	Losses	Value
State and political subdivisions	$22,781	$893	$150	$23,524
Mortgage-backed securities (1)	1,390,280	14,469	21,432	1,383,317
Corporate bonds	255,391	936	9,376	246,951
Asset-backed securities	306,961	1,836	1,559	307,238
Other	2,394	-	-	2,394
Total	$1,977,807	$18,134	$32,517	$1,963,424

As of December 31, 2012

State and political subdivisions	$27,717	$1,354	$19	$29,052
Mortgage-backed securities (1)	1,408,042	22,552	2,092	1,428,502
Corporate bonds	169,783	1,052	7,173	163,662
Asset-backed securities	209,411	1,894	749	210,556
Other	2,821	-	-	2,821
Total	$1,817,774	$26,852	$10,033	$1,834,593

As of September 30, 2012

State and political subdivisions	$27,403	$1,478	$3	$28,878
Mortgage-backed securities (1)	1,356,002	27,689	751	1,382,940
Corporate bonds	148,315	450	5,613	143,152
Asset-backed securities	204,522	713	806	204,429
Other	2,595	-	-	2,595
Total	$1,738,837	$30,330	$7,173	$1,761,994

(1) All are residential type mortgage-backed securities

The following table summarizes held-to-maturity securities in an unrealized loss position as of September 30, 2013 (thousands).  As of December 31, 2012 and September 30, 2012, there were no held-to-maturity securities in an unrealized loss position.

	Less than 12 Months		12 Months or More		Total
As of September 30, 2013	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

State and political subdivisions	$4,825	$53	$-	$-	$4,825	$53
Mortgage-backed securities	8,009	399	-	-	8,009	399
Total unrealized loss position	$12,834	$452	$-	$-	$12,834	$452

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table summarizes available-for-sale securities in an unrealized loss position as of September 30, 2013, December 31, 2012 and September 30, 2012 (in thousands).

	Less than 12 Months		12 Months or More		Total
As of September 30, 2013	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

State and political subdivisions	$4,533	$148	$10	$2	$4,543	$150
Mortgage-backed securities	533,681	17,958	100,534	3,474	634,215	21,432
Corporate bonds	115,511	6,463	53,042	2,913	168,553	9,376
Asset-backed securities	79,015	869	56,181	690	135,196	1,559
Total unrealized loss position	$732,740	$25,438	$209,767	$7,079	$942,507	$32,517

As of December 31, 2012

State and political subdivisions	$3,674	$17	$10	$2	$3,684	$19
Mortgage-backed securities	326,485	2,092	-	-	326,485	2,092
Corporate bonds	21,248	136	93,903	7,037	115,151	7,173
Asset-backed securities	82,188	749	-	-	82,188	749
Total unrealized loss position	$433,595	$2,994	$93,913	$7,039	$527,508	$10,033

As of September 30, 2012

State and political subdivisions	$-	$-	$12	$3	$12	$3
Mortgage-backed securities	105,296	741	17,059	10	122,355	751
Corporate bonds	4,893	10	113,590	5,603	118,483	5,613
Asset-backed securities	90,766	806	-	-	90,766	806
Total unrealized loss position	$200,955	$1,557	$130,661	$5,616	$331,616	$7,173

At September 30, 2013, there were 133 available-for-sale securities and seven held-to-maturity securities that were in an unrealized loss position.  United does not intend to sell nor believes it will be required to sell securities in an unrealized loss position prior to the recovery of their amortized cost basis.  Unrealized losses at September 30, 2013, December 31, 2012 and September 30, 2012 were primarily attributable to changes in interest rates, however the unrealized losses in corporate bonds also reflect downgrades in the underlying securities ratings since the time of acquisition.  The bonds remain above investment grade and have recovered much of their initial market value loss. Therefore, United does not consider them to be impaired.

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, among other factors.  In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports.  No impairment charges were recognized during the three or nine months ended September 30, 2013 or 2012.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The amortized cost and fair value of held-to-maturity and available-for-sale securities at September 30, 2013, by contractual maturity, are presented in the following table (in thousands).

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

State and political subdivisions:
Within 1 year	$2,832	$2,876	$-	$-
1 to 5 years	16,485	17,144	12,472	13,267
5 to 10 years	2,616	2,616	25,062	26,322
More than 10 years	848	888	14,211	14,826
	22,781	23,524	51,745	54,415

Corporate bonds:
1 to 5 years	38,245	38,388	-	-
5 to 10 years	206,377	198,370	-	-
More than 10 years	10,769	10,193	-	-
	255,391	246,951	-	-

Asset-backed securities:
1 to 5 years	72,616	72,188	-	-
5 to 10 years	145,680	146,029	-	-
More than 10 years	88,665	89,021	-	-
	306,961	307,238	-	-

Other:
More than 10 years	2,394	2,394	-	-
	2,394	2,394	-	-

Total securities other than mortgage-backed securities:
Within 1 year	2,832	2,876	-	-
1 to 5 years	127,346	127,720	12,472	13,267
5 to 10 years	354,673	347,015	25,062	26,322
More than 10 years	102,676	102,496	14,211	14,826

Mortgage-backed securities	1,390,280	1,383,317	153,868	160,236

	$1,977,807	$1,963,424	$205,613	$214,651

Expected maturities may differ from contractual maturities because issuers and borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 5 – Loans and Allowance for Loan Losses

Major classifications of loans as of September 30, 2013, December 31, 2012 and September 30, 2012, are summarized as follows (in thousands).

	September 30,	December 31,	September 30,
	2013	2012	2012

Commercial (secured by real estate)	$1,742,771	$1,813,365	$1,819,155
Commercial & industrial	457,414	458,246	459,997
Commercial construction	137,146	154,769	160,765
Total commercial	2,337,331	2,426,380	2,439,917
Residential mortgage	1,309,295	1,214,203	1,174,236
Residential construction	317,789	381,677	388,742
Consumer installment	302,652	152,748	134,950

Total loans	4,267,067	4,175,008	4,137,845

Less allowance for loan losses	(80,372)	(107,137)	(107,642)

Loans, net	$4,186,695	$4,067,871	$4,030,203

United’s wholly-owned Georgia banking subsidiary, United Community Bank (the “Bank”) makes loans and extends credit to individuals and a variety of firms and corporations located primarily in counties in north Georgia, the Atlanta, Georgia metropolitan statistical area, the Gainesville, Georgia metropolitan statistical area, coastal Georgia, western North Carolina, east and central Tennessee and the Greenville, South Carolina metropolitan statistical area.  Although the Bank has a diversified loan portfolio, a substantial portion of its loan portfolio is collateralized by improved and unimproved real estate and is dependent upon the real estate market.  Home equity lines of credit are included in the residential mortgage category and are primarily responsible for the growth in that loan class compared to prior periods.  Indirect auto loans are included in the consumer installment category above and contributed to the significant growth in that class of loans.

Changes in the allowance for loan losses for the three and nine months ended September 30, 2013 and 2012 are summarized as follows (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Balance beginning of period	$81,845	$112,705	$107,137	$114,468
Provision for loan losses	3,000	15,500	62,500	48,500
Charge-offs:
Commercial (secured by real estate)	1,928	8,445	34,122	16,791
Commercial & industrial	826	343	18,581	1,987
Commercial construction	134	3,198	6,484	3,650
Residential mortgage	1,306	3,575	10,380	13,356
Residential construction	1,096	6,231	22,608	21,706
Consumer installment	419	442	1,691	1,603
Total loans charged-off	5,709	22,234	93,866	59,093
Recoveries:
Commercial (secured by real estate)	71	271	1,556	571
Commercial & industrial	690	602	1,368	802
Commercial construction	1	8	60	38
Residential mortgage	231	48	649	592
Residential construction	24	555	57	1,153
Consumer installment	219	187	911	611
Total recoveries	1,236	1,671	4,601	3,767
Net charge-offs	4,473	20,563	89,265	55,326

Balance end of period	$80,372	$107,642	$80,372	$107,642

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

During the second quarter of 2013, United executed a plan to accelerate the disposition of classified assets including performing classified loans, nonperforming loans and foreclosed properties.  The purpose of the accelerated classified asset disposition plan was to resolve legacy credit problems remaining from the recent financial crisis and to accelerate the improvement of United’s credit measures toward pre-crisis levels.  The classified asset sales included individual note and foreclosed property sales and a large bulk sale of classified assets to a single investor.  The bulk sale included performing and nonperforming classified loans and foreclosed properties.  The assets were divided into four separate pools that were bid for separately by potential buyers.  A single purchaser was the high bidder for each of the four pools.  The table below shows the allocation among impaired loans, loans that were not considered impaired and foreclosed properties, including United’s recorded investment in those assets, the sales proceeds and the resulting net charge-offs of assets sold in the bulk sale transaction (in thousands).

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

Each quarter, United’s management prepares an analysis of the allowance for loan losses to determine the appropriate balance that measures and quantifies the amount of loss inherent in the loan portfolio.  The allowance is comprised of specific reserves which are determined as described above, general reserves which are determined based on historical loss experience as adjusted for current trends and economic conditions and an unallocated portion.  United uses eight quarters of historical loss experience weighted toward the most recent quarters to determine the loss factors to be used.  Eight quarters has been determined to be an appropriate time period as it is recent enough to be relevant to current conditions and covers a length of time sufficient to minimize distortions caused by nonrecurring and unusual activity that might otherwise influence a shorter time period.  The weighted average is calculated by multiplying each quarter’s annualized historical net charge-off rate by 1 through 8, with 8 representing the most recent quarter and 1 representing the oldest quarter.  United uses annualized charge-off rates under the broad assumption that losses inherent in the loan portfolio will generally be resolved within twelve months.  Problem loans that are not resolved within twelve months are often larger loans that are more complex in nature requiring more time to either rehabilitate or work out of the bank.  These credits are subject to impairment testing and specific reserves.

The weighted loss factor results for each quarter are added together and divided by 36 (the sum of 1, 2, 3, 4, 5, 6, 7 and 8) to arrive at the weighted average historical loss factor for each category of loans.  United calculates loss factors for each major category of loans (commercial real estate, commercial & industrial, commercial construction, residential construction and consumer installment) except residential mortgage real estate loans which are further divided into home equity first lien, home equity junior lien and all other residential mortgage real estate loans and a loss factor is calculated for each category.

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

The following table presents the balance and activity in the allowance for loan losses by portfolio segment and the recorded investment in loans by portfolio segment based on the impairment method as of September 30, 2013, December 31, 2012 and September 30, 2012 (in thousands).

Nine Months Ended September 30, 2013	Commercial (Secured by Real Estate)	Commercial & Industrial	Commercial Construction	Residential Mortgage	Residential Construction	Consumer Installment	Unallocated	Total
Allowance for loan losses:
Beginning balance	$27,847	$5,537	$8,389	$26,642	$26,662	$2,747	$9,313	$107,137
Charge-offs	(34,122)	(18,581)	(6,484)	(10,380)	(22,608)	(1,691)	-	(93,866)
Recoveries	1,556	1,368	60	649	57	911	-	4,601
Provision	28,854	19,608	1,853	3,791	10,231	450	(2,287)	62,500
Ending balance	$24,135	$7,932	$3,818	$20,702	$14,342	$2,417	$7,026	$80,372
Ending allowance attributable to loans:
Individually evaluated for impairment	$1,975	$546	$150	$2,008	$662	$11	$-	$5,352
Collectively evaluated for impairment	22,160	7,386	3,668	18,694	13,680	2,406	7,026	75,020
Total ending allowance balance	$24,135	$7,932	$3,818	$20,702	$14,342	$2,417	$7,026	$80,372
Loans:
Individually evaluated for impairment	$54,463	$4,105	$13,478	$18,970	$14,121	$204	$-	$105,341
Collectively evaluated for impairment	1,688,308	453,309	123,668	1,290,325	303,668	302,448	-	4,161,726
Total loans	$1,742,771	$457,414	$137,146	$1,309,295	$317,789	$302,652	$-	$4,267,067

December 31, 2012
Allowance for loan losses:
Ending allowance attributable to loans:
Individually evaluated for impairment	$6,106	$490	$2,239	$2,165	$625	$19	$-	$11,644
Collectively evaluated for impairment	21,741	5,047	6,150	24,477	26,037	2,728	9,313	95,493
Total ending allowance balance	$27,847	$5,537	$8,389	$26,642	$26,662	$2,747	$9,313	$107,137
Loans:
Individually evaluated for impairment	$104,409	$51,501	$40,168	$22,247	$34,055	$430	$-	$252,810
Collectively evaluated for impairment	1,708,956	406,745	114,601	1,191,956	347,622	152,318	-	3,922,198
Total loans	$1,813,365	$458,246	$154,769	$1,214,203	$381,677	$152,748	$-	$4,175,008
Nine Months Ended September 30, 2012
Beginning balance	$31,644	$5,681	$6,097	$29,076	$30,379	$2,124	$9,467	$114,468
Charge-offs	(16,791)	(1,987)	(3,650)	(13,356)	(21,706)	(1,603)	-	(59,093)
Recoveries	571	802	38	592	1,153	611	-	3,767
Provision	11,351	362	6,101	11,163	18,233	1,738	(448)	48,500
Ending balance	$26,775	$4,858	$8,586	$27,475	$28,059	$2,870	$9,019	$107,642
Ending allowance attributable to loans:
Individually evaluated for impairment	$6,692	$725	$2,289	$1,856	$1,270	$21	$-	$12,853
Collectively evaluated for impairment	20,083	4,133	6,297	25,619	26,789	2,849	9,019	94,789
Total ending allowance balance	$26,775	$4,858	$8,586	$27,475	$28,059	$2,870	$9,019	$107,642
Loans:
Individually evaluated for impairment	$119,023	$53,531	$42,249	$21,678	$31,576	$498	$-	$268,555
Collectively evaluated for impairment	1,700,132	406,466	118,516	1,152,558	357,166	134,452	-	3,869,290
Total loans	$1,819,155	$459,997	$160,765	$1,174,236	$388,742	$134,950	$-	$4,137,845

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Generally, closed-end retail loans (installment and residential mortgage loans) past due 90 cumulative days are charged-off unless the loan is well secured and in process of collection (within the next 90 days).  Open-end (revolving) retail loans which are past due 90 cumulative days from their contractual due date are generally charged-off.

At September 30, 2013, December 31, 2012 and September 30, 2012, loans with a carrying value of $1.94 billion, $1.90 billion and $1.78 billion, respectively, were pledged as collateral to secure FHLB advances and other contingent funding sources.

The average balances of impaired loans and income recognized on impaired loans while they were considered impaired is presented below for the three and nine months ended September 30, 2013 and 2012 (in thousands).

	2013			2012
Three Months Ended September 30,	Average Balance	Interest Revenue Recognized During Impairment	Cash Basis Interest Revenue Received	Average Balance	Interest Revenue Recognized During Impairment	Cash Basis Interest Revenue Received
Commercial (secured by real estate)	$55,303	$1,336	$1,461	$124,681	$1,218	$1,311
Commercial & industrial	4,189	114	104	43,764	141	611
Commercial construction	13,501	244	246	43,488	238	255
Total commercial	72,993	1,694	1,811	211,933	1,597	2,177
Residential mortgage	19,070	436	446	22,920	254	274
Residential construction	14,136	346	307	40,653	252	473
Consumer installment	214	7	7	454	7	8
Total	$106,413	$2,483	$2,571	$275,960	$2,110	$2,932

Nine Months Ended September 30,
Commercial (secured by real estate)	$76,060	$2,913	$3,126	$121,223	$3,883	$4,128
Commercial & industrial	8,821	333	803	47,263	450	1,921
Commercial construction	14,620	509	593	40,202	722	1,016
Total commercial	99,501	3,755	4,522	208,688	5,055	7,065
Residential mortgage	19,906	882	862	23,547	734	832
Residential construction	14,219	850	882	48,679	989	1,422
Consumer installment	228	17	17	393	20	21
Total	$133,854	$5,504	$6,283	$281,307	$6,798	$9,340

The following table presents loans individually evaluated for impairment by class of loans as of September 30, 2013, December 31, 2012 and September 30, 2012 (in thousands).

	September 30, 2013			December 31, 2012			September 30, 2012
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Commercial (secured by real estate)	$25,066	$20,384	$-	$74,066	$62,609	$-	$85,137	$77,801	$-
Commercial & industrial	235	235	-	74,572	49,572	-	76,247	51,247	-
Commercial construction	1,127	1,127	-	23,938	17,305	-	17,739	16,656	-
Total commercial	26,428	21,746	-	172,576	129,486	-	179,123	145,704	-
Residential mortgage	4,768	3,729	-	10,336	8,383	-	11,091	8,746	-
Residential construction	9,101	7,364	-	35,439	19,093	-	32,228	19,601	-
Consumer installment	-	-	-	-	-	-	62	62	-
Total with no related allowance recorded	40,297	32,839	-	218,351	156,962	-	222,504	174,113	-

With an allowance recorded:
Commercial (secured by real estate)	36,183	34,079	1,975	44,395	41,800	6,106	44,590	41,222	6,692
Commercial & industrial	4,002	3,870	546	2,170	1,929	490	2,321	2,284	725
Commercial construction	12,430	12,351	150	23,746	22,863	2,239	26,476	25,593	2,289
Total commercial	52,615	50,300	2,671	70,311	66,592	8,835	73,387	69,099	9,706
Residential mortgage	15,598	15,241	2,008	14,267	13,864	2,165	13,410	12,932	1,856
Residential construction	7,257	6,757	662	15,412	14,962	625	13,105	11,975	1,270
Consumer installment	214	204	11	441	430	19	444	436	21
Total with an allowance recorded	75,684	72,502	5,352	100,431	95,848	11,644	100,346	94,442	12,853
Total	$115,981	$105,341	$5,352	$318,782	$252,810	$11,644	$322,850	$268,555	$12,853

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

There were no loans more than 90 days past due and still accruing interest at September 30, 2013, December 31, 2012 or September 30, 2012.  Nonaccrual loans include both homogeneous loans that are collectively evaluated for impairment and individually evaluated impaired loans.  United’s policy is to place loans on nonaccrual status when, in the opinion of management, the principal and interest on a loan is not likely to be repaid in accordance with the loan terms or when the loan becomes 90 days past due and is not well secured and in the process of collection.  When a loan is classified on nonaccrual status, interest previously accrued but not collected is reversed against current interest revenue.  Principal and interest payments received on a nonaccrual loan are applied to reduce outstanding principal.

The following table presents the recorded investment (unpaid principal less amounts charged-off) in nonaccrual loans by loan class as of September 30, 2013, December 31, 2012 and September 30, 2102 (in thousands).

	Nonaccrual Loans
	September 30, 2013	December 31, 2012	September 30, 2012

Commercial (secured by real estate)	$8,015	$22,148	$25,896
Commercial & industrial	609	31,817	32,678
Commercial construction	343	23,843	18,590
Total commercial	8,967	77,808	77,164
Residential mortgage	12,504	12,589	13,996
Residential construction	4,097	18,702	22,935
Consumer installment	520	795	906
Total	$26,088	$109,894	$115,001

Balance as a percentage of unpaid principal	61.6%	69.5%	68.8%

The following table presents the aging of the recorded investment in past due loans as of September 30, 2013, December 31, 2012 and September 30, 2012 by class of loans (in thousands).

	Loans Past Due				Loans Not
As of September 30, 2013	30 - 59 Days	60 - 89 Days	> 90 Days	Total	Past Due	Total

Commercial (secured by real estate)	$2,026	$1,283	$2,429	$5,738	$1,737,033	$1,742,771
Commercial & industrial	763	191	93	1,047	456,367	457,414
Commercial construction	16	-	235	251	136,895	137,146
Total commercial	2,805	1,474	2,757	7,036	2,330,295	2,337,331
Residential mortgage	8,849	3,077	4,652	16,578	1,292,717	1,309,295
Residential construction	3,705	418	924	5,047	312,742	317,789
Consumer installment	853	103	149	1,105	301,547	302,652
Total loans	$16,212	$5,072	$8,482	$29,766	$4,237,301	$4,267,067

As of December 31, 2012
Commercial (secured by real estate)	$8,106	$3,232	$7,476	$18,814	$1,794,551	$1,813,365
Commercial & industrial	1,565	429	867	2,861	455,385	458,246
Commercial construction	2,216	-	4,490	6,706	148,063	154,769
Total commercial	11,887	3,661	12,833	28,381	2,397,999	2,426,380
Residential mortgage	12,292	2,426	4,848	19,566	1,194,637	1,214,203
Residential construction	2,233	1,934	5,159	9,326	372,351	381,677
Consumer installment	1,320	245	289	1,854	150,894	152,748
Total loans	$27,732	$8,266	$23,129	$59,127	$4,115,881	$4,175,008

As of September 30, 2012
Commercial (secured by real estate)	$5,395	$5,210	$11,103	$21,708	$1,797,447	$1,819,155
Commercial & industrial	1,499	295	696	2,490	457,507	459,997
Commercial construction	213	880	3,838	4,931	155,834	160,765
Total commercial	7,107	6,385	15,637	29,129	2,410,788	2,439,917
Residential mortgage	11,771	4,798	5,556	22,125	1,152,111	1,174,236
Residential construction	4,318	2,319	11,054	17,691	371,051	388,742
Consumer installment	1,269	219	394	1,882	133,068	134,950
Total loans	$24,465	$13,721	$32,641	$70,827	$4,067,018	$4,137,845

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

As of September 30, 2013, December 31, 2012, and September 30, 2012, $4.72 million, $9.50 million and $10.8 million of specific reserves were allocated to customers whose loan terms have been modified in TDRs.  United committed to lend additional amounts totaling up to $3,000, $689,000 and $377,000 as of September 30, 2013, December 31, 2012 and September 30, 2012, respectively, to customers with outstanding loans that are classified as TDRs.

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

The following table presents additional information on TDRs including the number of loan contracts restructured and the pre- and post-modification recorded investment as of September 30, 2013, December 31, 2012 and September 30, 2012 (dollars in thousands).

	September 30, 2013			December 31, 2012			September 30, 2012
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment

Commercial (sec by RE)	77	$47,963	$43,163	96	$80,261	$75,340	101	$84,672	$79,645
Commercial & industrial	34	3,051	2,919	32	7,492	7,250	30	7,237	7,199
Commercial construction	12	12,904	12,825	25	37,537	33,809	25	37,832	35,866
Total commercial	123	63,918	58,907	153	125,290	116,399	156	129,741	122,710
Residential mortgage	120	19,032	17,929	117	20,323	19,296	114	18,226	17,487
Residential construction	55	12,360	10,290	67	25,822	23,786	73	28,629	24,772
Consumer installment	36	214	204	51	1,292	1,282	50	1,371	1,363
Total loans	334	$95,524	$87,330	388	$172,727	$160,763	393	$177,967	$166,332

Loans modified under the terms of a TDR during the three and nine months ended September 30, 2013 and 2012 are presented in the table below.  In addition, the following table presents loans modified under the terms of a TDR that became 90 days or more delinquent during the three and nine months ended September 30, 2013 and 2012 that were initially restructured within one year prior to the three and nine months ended September 30, 2013 and 2012 (dollars in thousands).

New Troubled Debt Restructurings for the Three Months Ended September 30, 2013	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Modified Within the Previous Twelve Months that Have Subsequently Defaulted During the Three Months Ended September 30, 2013
				Number of Contracts	Recorded Investment

Commercial (secured by real estate)	1	$1,841	$741	$-	$-
Commercial & industrial	1	68	68	-	-
Commercial construction	-	-	-	-	-
Total commercial	2	1,909	809	-	-
Residential mortgage	16	2,365	2,207	1	533
Residential construction	3	727	727	1	414
Consumer installment	1	7	7	2	9
Total loans	22	$5,008	$3,750	4	$956

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

New Troubled Debt Restructurings for the Nine Months Ended September 30, 2013	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Modified Within the Previous Twelve Months that Have Subsequently Defaulted During the Nine Months Ended September 30, 2013
				Number of Contracts	Recorded Investment

Commercial (secured by real estate)	18	$11,932	$10,832	$1	$432
Commercial & industrial	10	883	777	1	35
Commercial construction	-	-	-	2	1,454
Total commercial	28	12,815	11,609	4	1,921
Residential mortgage	29	5,129	4,827	3	641
Residential construction	10	1,850	1,721	3	531
Consumer installment	5	28	28	5	29
Total loans	72	$19,822	$18,185	15	$3,122

New Troubled Debt Restructurings for the Three Months Ended September 30, 2012	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Modified Within the Previous Twelve Months that Have Subsequently Defaulted During the Three Months Ended September 30, 2012
				Number of Contracts	Recorded Investment

Commercial (secured by real estate)	13	$7,914	$7,836	$3	$324
Commercial & industrial	3	162	162	-	-
Commercial construction	6	5,531	5,451	-	-
Total commercial	22	13,607	13,449	3	324
Residential mortgage	15	2,252	2,102	2	47
Residential construction	12	6,569	6,188	10	2,953
Consumer installment	7	44	43	1	2
Total loans	56	$22,472	$21,782	16	$3,326

New Troubled Debt Restructurings for the Nine Months Ended September 30, 2012	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Modified Within the Previous Twelve Months that Have Subsequently Defaulted During the Nine Months Ended September 30, 2012
				Number of Contracts	Recorded Investment

Commercial (secured by real estate)	47	$30,828	$29,305	$6	$2,631
Commercial & industrial	20	3,484	3,484	2	48
Commercial construction	20	34,014	33,934	2	4,174
Total commercial	87	68,326	66,723	10	6,853
Residential mortgage	59	12,819	12,487	6	447
Residential construction	46	17,958	15,738	14	4,550
Consumer installment	22	314	308	2	8
Total loans	214	$99,417	$95,256	32	$11,858

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

As of September 30, 2013, December 31, 2012 and September 30, 2012, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands).

			Substandard		Doubtful /
As of September 30, 2013	Pass	Watch	Performing	Nonaccrual	Loss	Not Rated	Total
Commercial (secured by real estate)	$1,603,863	$55,351	$75,542	$8,015	$-	$-	$1,742,771
Commercial & industrial	435,635	10,062	10,342	609	-	766	457,414
Commercial construction	109,332	10,560	16,911	343	-	-	137,146
Total commercial	2,148,830	75,973	102,795	8,967	-	766	2,337,331
Residential mortgage	1,215,149	28,470	53,172	12,504	-	-	1,309,295
Residential construction	283,197	14,943	15,552	4,097	-	-	317,789
Consumer installment	298,823	1,162	2,147	520	-	-	302,652
Total loans	$3,945,999	$120,548	$173,666	$26,088	$-	$766	$4,267,067

As of December 31, 2012

Commercial (secured by real estate)	$1,592,677	$80,997	$117,543	$22,148	$-	$-	$1,813,365
Commercial & industrial	401,606	5,404	18,477	31,817	-	942	458,246
Commercial construction	104,296	7,345	19,285	23,843	-	-	154,769
Total commercial	2,098,579	93,746	155,305	77,808	-	942	2,426,380
Residential mortgage	1,102,746	33,689	65,179	12,589	-	-	1,214,203
Residential construction	292,264	32,907	37,804	18,702	-	-	381,677
Consumer installment	147,214	1,086	3,653	795	-	-	152,748
Total loans	$3,640,803	$161,428	$261,941	$109,894	$-	$942	$4,175,008

As of September 30, 2012

Commercial (secured by real estate)	$1,591,321	$75,606	$126,332	$25,896	$-	$-	$1,819,155
Commercial & industrial	403,460	4,179	18,740	32,678	-	940	459,997
Commercial construction	108,909	6,086	27,180	18,590	-	-	160,765
Total commercial	2,103,690	85,871	172,252	77,164	-	940	2,439,917
Residential mortgage	1,051,402	36,640	72,198	13,996	-	-	1,174,236
Residential construction	292,002	38,635	35,170	22,935	-	-	388,742
Consumer installment	130,277	881	2,886	906	-	-	134,950
Total loans	$3,577,371	$162,027	$282,506	$115,001	$-	$940	$4,137,845

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 6 – Foreclosed Property

Major classifications of foreclosed properties at September 30, 2013, December 31, 2012 and September 30, 2012 are summarized as follows (in thousands).

	September 30,	December 31,	September 30,
	2013	2012	2012

Commercial real estate	$1,130	$6,368	$9,613
Commercial construction	376	2,204	3,121
Total commercial	1,506	8,572	12,734
Residential mortgage	2,420	5,192	6,509
Residential construction	1,981	11,454	19,043
Total foreclosed property	5,907	25,218	38,286
Less valuation allowance	(1,440)	(6,954)	(11,328)
Foreclosed property, net	$4,467	$18,264	$26,958

Balance as a percentage of original loan unpaid principal	41.5%	39.7%	36.4%

In the second quarter of 2013, United completed the accelerated sales of classified assets including performing and nonperforming classified loans and foreclosed properties.  The classified asset sales resulted in a much lower balance of foreclosed property costs at September 30, 2013 and elevated losses from sales for the first nine months of 2013.

Activity in the valuation allowance for foreclosed property for the three and nine months ended September 30, 2013 and 2012 is presented in the following table (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Balance at beginning of period	$3,602	$11,872	$6,954	$18,982
Additions charged to expense	329	2,394	2,739	5,513
Disposals	(2,491)	(2,938)	(8,253)	(13,167)
Balance at end of period	$1,440	$11,328	$1,440	$11,328

Expenses related to foreclosed assets for the three and nine months ended September 30, 2013 and 2012 is presented in the following table (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Net loss on sales	$513	$350	$3,563	$174
Provision for unrealized losses	329	2,394	2,739	5,513
Operating expenses	(648)	962	1,376	3,695
Total foreclosed property expense	$194	$3,706	$7,678	$9,382

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 7 – Long-term Debt

Long term debt at September 30, 2013, December 31, 2012 and September 30, 2012 consisted of the following (in thousands):

	September 30, 2013	December 31, 2012	September 30, 2012	Issue Date	Stated Maturity Date	Earliest Call Date	Interest Rate

2013 senior debentures	$40,000	$-	$-	2013	2018	2015	6.000%
2012 senior debentures	35,000	35,000	-	2012	2017	2017	9.000
Total senior debentures	75,000	35,000	-
2002 subordinated debentures	-	-	30,500	2002	2012	2012	6.750%
2003 subordinated debentures	-	35,000	35,000	2003	2015	2010	7.500
Total subordinated debentures	-	35,000	65,500
United Community Capital Trust	21,650	21,650	21,650	1998	2028	2008	8.125%
United Community Statutory Trust I	5,155	5,155	5,155	2000	2030	2010	10.600
United Community Capital Trust II	10,309	10,309	10,309	2000	2030	2010	11.295
Southern Bancorp Capital Trust I	4,382	4,382	4,382	2004	2034	2009	Prime + 1.00
United Community Statutory Trust II	12,131	12,077	12,059	2008	2038	2013	9.000
United Community Statutory Trust III	1,238	1,232	1,230	2008	2038	2013	Prime + 3.00
Total trust preferred securities	54,865	54,805	54,785
Total long-term debt	$129,865	$124,805	$120,285

Interest is paid semiannually for all senior debentures, subordinated debentures and trust preferred securities.

Senior Debentures

The 2013 senior debentures are redeemable on or after August 13, 2015 at a redemption price equal to 100% of the principal amount plus any accrued and unpaid interest, and they will mature on August 13, 2018.  The 2012 senior debentures are not redeemable and will mature on October 15, 2017.

Subordinated Debentures

The 2003 subordinated debentures were redeemed on September 30, 2013 at a redemption price equal to $35 million (100% of the principal amount) plus all accrued and unpaid interest as of such date. At redemption, the applicable interest rate on the 2003 subordinated debentures was 7.50%.  The 2002 subordinated debentures were retired upon maturity in the fourth quarter of 2012.

Trust Preferred Securities

Trust preferred securities qualify as Tier 1 capital under risk based capital guidelines, subject to certain limitations.  The trust preferred securities are mandatorily redeemable upon maturity, or upon earlier redemption at a premium as provided in the indentures.

The trust preferred securities issued under United Community Statutory Trust II and United Community Statutory Trust III had attached warrants that allowed the holder to redeem the trust preferred securities in exchange for common stock at the exercise price of $100 per share.  The warrants expired unexercised on October 31, 2013.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 8 – Reclassifications Out of Accumulated Other Comprehensive Income

The following table presents the details regarding amounts reclassified out of accumulated other comprehensive income for the three and nine months ended September 30, 2013 (in thousands).

	Amounts Reclassified from Accumulated Other Comprehensive Income
Details about Accumulated Other Comprehensive Income Components	For the Three Months Ended September 30, 2013	For the Nine Months Ended September 30, 2013	Affected Line Item in the Statement Where Net Income is Presented

Unrealized (losses) gains on available-for-sale securities:
	$-	$116	Securities gains, net
	-	(45)	Tax (expense) or benefit
	$-	$71	Net of tax

Amortization of gains included in net income on available-for-sale securities transferred to held to maturity:
	$214	$803	Investment securities interest revenue
	(83)	(310)	Tax (expense) or benefit
	$131	$493	Net of tax

Gains included in net income on derivative financial instruments accounted for as cash flow hedges:
Effective portion of interest rate contracts	$10	$850	Loan interest revenue
Ineffective portion of interest rate contracts	48	52	Other fee revenue
	58	902	Total before tax
	(23)	(351)	Tax (expense) or benefit
	$35	$551	Net of tax

Amortization of prior service cost and actuarial losses included in net periodic pension cost for defined benefit pension plan
Prior service cost	$(91)	$(273)	Salaries and employee benefits expense
Actuarial losses	(42)	(126)	Salaries and employee benefits expense
	(133)	(399)	Total before tax
	52	155	Tax (expense) or benefit
	$(81)	$(244)	Net of tax

Total reclassifications for the period	$85	$871	Net of tax

Amounts shown above in parentheses reduce earnings

Note 9 – Earnings Per Share

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

During the three and nine months ended September 30, 2013 and 2012, United accrued dividends on preferred stock, including accretion of discounts, as shown in the following table (in thousands).

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2013	2012	2013	2012

Series A - 6% fixed	$3	$3	$9	$9
Series B - 5% fixed until December 6, 2013, 9% thereafter	2,641	2,619	7,907	7,841
Series D - LIBOR plus 9.6875%, resets quarterly	415	419	1,250	1,253
Total preferred stock dividends	$3,059	$3,041	$9,166	$9,103

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

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2013 and 2012 (in thousands, except per share data).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Net income available to common shareholders	$12,441	$7,527	$248,063	$19,492

Weighted average shares outstanding:
Basic	59,100	57,880	58,443	57,826
Effect of dilutive securities
Convertible securities	-	-	-	-
Stock options	1	-	1	-
Warrants	101	-	-	-
Diluted	59,202	57,880	58,444	57,826

Income per common share:
Basic	$.21	$.13	$4.24	$.34
Diluted	$.21	$.13	$4.24	$.34

At September 30, 2013, United had the following potentially dilutive stock options and warrants outstanding: a warrant to purchase 219,909 common shares at $61.40 per share issued originally to the U.S. Treasury in conjunction with the issuance of United’s fixed rate cumulative preferred perpetual stock, Series B; 371,449 common shares issuable upon exercise of stock options granted to employees with a weighted average exercise price of $98.54; 1,073,259 shares issuable upon completion of vesting of restricted stock awards; and warrants to purchase common stock equivalent junior preferred stock that would be convertible into 1,411,765 common shares exercisable at $21.25 per share granted to Fletcher International Ltd. (“Fletcher”) in connection with a 2010 asset purchase and sale agreement.

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The table below presents the fair value of United’s derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of September 30, 2013, December 31, 2012 and September 30, 2012 (in thousands).

Derivatives accounted for as hedges under ASC 815

		Fair Value
Interest Rate	Balance Sheet	September 30,	December 31,	September 30,
Products	Location	2013	2012	2012

Asset derivatives	Other assets	$6,289	$23	$182

Liability derivatives	Other liabilities	$35,451	$11,900	$9,758

Derivatives not accounted for as hedges under ASC 815

		Fair Value
Interest Rate	Balance Sheet	September 30,	December 31,	September 30,
Products	Location	2013	2012	2012

Asset derivatives	Other assets	$1,803	$635	$596

Liability derivatives	Other liabilities	$1,818	$643	$605

Derivative contracts that are not accounted for as hedges under ASC 815, Derivatives and Hedging, are between United and certain commercial loan customers with offsetting positions to dealers under a back-to-back swap program.

Cash Flow Hedges of Interest Rate Risk

United’s objectives in using interest rate derivatives are to add stability to net interest revenue and to manage its exposure to interest rate movements. To accomplish this objective, United primarily uses interest rate swaps as part of its interest rate risk management strategy.  At September 30, 2013, United’s interest rate swaps designated as cash flow hedges involve the payment of fixed-rate amounts to a counterparty in exchange for United receiving variable-rate payments over the life of the agreements without exchange of the underlying notional amount.  United’s current cash flow hedges are for the purpose of converting variable rate deposits and wholesale borrowings to a fixed rate to protect United in a rising rate environment.  The swaps are forward starting and do not become effective until 2014 and 2015.  United had three swap contracts outstanding with a total notional amount of $200 million that were designated as cash flow hedges of future issuances of three-month brokered deposits or other LIBOR based floating rate wholesale borrowings and three swap contracts outstanding with a total notional amount of $375 million that were designated as cash flow hedges of indexed money market accounts at September 30, 2013.  At December 31, 2012 and September 30, 2012, United had three swap contracts outstanding with a notional amount of $200 million that were designated as cash flow hedges of future issuances of three-month brokered deposits or other LIBOR based floating-rate wholesale borrowings and two swap contracts outstanding with a total notional amount of $200 million that were designated as cash flow hedges of indexed money market accounts.

The effective portion of changes in the fair value of derivatives designated as, and that qualify as, cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense when the swaps become effective in 2014 as interest payments are made on United’s LIBOR based variable-rate wholesale borrowings and indexed deposit accounts.  During the three and nine months ended September 30, 2013, United accelerated the reclassification of $48,000 and $53,000, respectively, in gains from terminated positions, as the forecasted transactions are no longer expected to occur.  For the same periods in 2012, those amounts were gains of $114,000 and $238,000, respectively.  At September 30, 2013, there were no remaining unamortized balances from terminated positions.  United’s forward starting active cash flow hedges of floating rate liabilities will begin to become effective over the next twelve months.  United recognized $33,000 in hedge ineffectiveness losses on active cash flow hedges in the third quarter of 2013.  No such hedge ineffectiveness gains or losses were recognized on active cash flow hedges in 2012.  United expects that $2.24 million will be reclassified as an increase to deposit interest expense over the next twelve months related to these cash flow hedges.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Fair Value Hedges of Interest Rate Risk

United is exposed to changes in the fair value of certain of its fixed rate investments and obligations due to changes in interest rates. United uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in interest rates.  Interest rate swaps designated as fair value hedges of fixed rate obligations involve the receipt of fixed-rate amounts from a counterparty in exchange for United making variable rate payments over the life of the agreements without the exchange of the underlying notional amount.  Interest rate swaps designated as fair value hedges of fixed rate investments involve the receipt of variable-rate amounts from a counterparty in exchange for United making fixed rate payments over the life of the instrument without the exchange of the underlying notional amount.  At September 30, 2013, United had 27 interest rate swaps with an aggregate notional amount of $387 million that were designated as fair value hedges of interest rate risk.  Eight of the interest rate swaps outstanding at September 30, 2013 with an aggregate notional amount of $86 million were receive-variable / pay-fixed swaps that were used for the purpose of hedging changes in the fair value of fixed rate corporate bonds resulting from changes in interest rates.  The other 19 were pay-variable / receive-fixed swaps hedging changes in the fair value of fixed rate brokered time deposits resulting from changes in interest rates.  At September 30, 2012, United had 9 interest rate swaps with an aggregate notional amount of $122 million that were designated as fair value hedges of fixed rate brokered time deposits.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. United includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related derivatives.  During the three and nine months ended September 30, 2013, United recognized net gains of $38,000 and $241,000, respectively, and during the three and nine months ended September 30, 2012, United recognized net gains of $766,000 and $577,000, respectively, related to ineffectiveness of the fair value hedging relationships.  United also recognized a net reduction of interest expense of $2.47 million and $4.73 million, respectively, for the three and nine months ended September 30, 2013 and a net reduction of interest expense of $745,000 and $1.57 million, respectively, for the three and nine months ended September 30, 2012 related to United’s fair value hedges of brokered time deposits, which includes net settlements on the derivatives.  United recognized a $516,000 and $811,000 reduction of interest revenue on securities during the third quarter and first nine months of 2013 related to United’s fair value hedges of corporate bonds.

Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement

The tables below present the effect of United’s derivative financial instruments on the consolidated statement of operations for the three and nine months ended September 30, 2013 and 2012.

Derivatives in Fair Value Hedging Relationships (in thousands).

Location of Gain (Loss)	Amount of Gain (Loss) Recognized in		Amount of Gain (Loss) Recognized in
Recognized in Income	Income on Derivative		Income on Hedged Item
on Derivative	2013	2012	2013	2012

Three Months Ended September 30,
Other fee revenue	$(2,740)	$922	$2,778	$(156)

Nine Months Ended September 30,
Other fee revenue	$(15,796)	$1,745	$16,037	$(1,168)

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Derivatives in Cash Flow Hedging Relationships (in thousands).

	Amount of Gain (Loss)
	Recognized in Other
	Comprehensive Income		Gain (Loss) Reclassified from Accumulated			Gain (Loss) Recognized in Income on
	on Derivative		Other Comprehensive Income into Income			Derivative
	(Effective Portion)		(Effective Portion)			(Ineffective Portion)
	2013	2012	Location	2013	2012	Location	2013	2012

Three Months Ended September 30,

			Interest revenue	$10	$649
			Other fee revenue	48	114
Interest rate products	$(3,507)	$(3,943)	Total	$58	$763	Other fee revenue	$(33)	$-

Nine Months Ended September 30,

			Interest revenue	$851	$2,839
			Other fee revenue	53	238
Interest rate products	$8,595	$(8,798)	Total	$904	$3,077	Other fee revenue	$46	$-

Other Derivatives Not Accounted for as Hedges (in thousands).

Location of Gain (Loss)	Amount of Gain (Loss) Recognized in
Recognized in Income	Income on Customer Derivatives
on Derivative	2013	2012

Three Months Ended September 30,
Other fee revenue	$442	$278

Nine Months Ended September 30,
Other fee revenue	$1,182	$346

Credit-risk-related Contingent Features

United manages its credit exposure on derivatives transactions by entering into a bilateral credit support agreement with each counterparty.  The credit support agreements require collateralization of exposures beyond specified minimum threshold amounts.  The details of these agreements, including the minimum thresholds, vary by counterparty.  As of September 30, 2013, collateral totaling $25.6 million was pledged toward derivatives in a liability position.

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 11 – Stock-Based Compensation

United has an equity compensation plan that allows for grants of incentive stock options, nonqualified stock options, restricted stock and restricted stock unit awards (also referred to as “nonvested stock” awards), stock awards, performance share awards or stock appreciation rights.  Options granted under the plan can have an exercise price no less than the fair market value of the underlying stock at the date of grant.  The general terms of the plan include a vesting period (usually four years) with an exercisable period not to exceed ten years.  Certain option and restricted stock and restricted stock unit awards provide for accelerated vesting if there is a change in control (as defined in the plan).  As of September 30, 2013, 537,000 additional awards could be granted under the plan. Through September 30, 2013, incentive stock options, nonqualified stock options, restricted stock and restricted stock unit awards, base salary stock grants and performance share awards have been granted under the plan.

The following table shows stock option activity for the first nine months of 2013.

			Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinisic
		Average Exercise	Contractual	Value
Options	Shares	Price	Term (Years)	($000)

Outstanding at December 31, 2012	482,528	$97.73
Granted	5,000	15.09
Forfeited	(935)	30.23
Expired	(115,144)	92.09
Outstanding at September 30, 2013	371,449	98.54	3.4	$38

Exercisable at September 30, 2013	361,249	100.95	3.2	19

The fair value of each option is estimated on the date of grant using the Black-Scholes model.  Key assumptions used to determine the fair value of options granted to employees during the first nine months of 2013 are shown below.

Nine Months Ended
September 30,
2013
Expected volatility	30.00%
Expected dividend yield	0.00%
Expected life (in years)	6.25
Risk-free rate	2.01%

No stock options were granted during the nine months ended September 30, 2012.  Most of United’s outstanding stock options were granted prior to the economic downturn during which time United’s stock price decreased sharply.  The lower stock price has rendered most of United’s outstanding options severely out of the money and potentially worthless to the grantee.  Therefore, historical exercise patterns do not provide a reasonable basis for determining the expected life of new option grants.  United therefore uses the formula provided by the SEC in Staff Accounting Bulletin No. 107 to determine the expected life of options.

Compensation expense relating to stock options for the nine months ended September 30, 2013 was a reduction of expense of $56,000 due to the reversal of previously recognized expense on grants that did not vest.  Compensation expense relating to stock options of $190,000 was included in earnings for the nine months ended September 30, 2012.  The amount of compensation expense for both periods was determined based on the fair value of the options at the time of grant, multiplied by the number of options granted that were expected to vest, which was then amortized over the vesting period.  The forfeiture rate for new options issued is estimated to be approximately 3% per year.  No options were exercised during the first nine months of 2013 or 2012.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The table below presents the activity in restricted stock and restricted stock unit awards for the first nine months of 2013.

		Weighted-
		Average Grant-
Restricted Stock	Shares	Date Fair Value

Outstanding at December 31, 2012	485,584	$10.72
Granted	795,833	14.69
Excercised	(190,366)	13.32
Cancelled	(17,792)	9.30
Outstanding at September 30, 2013	1,073,259	13.23

Vested at September 30, 2013	22,462	10.11

Compensation expense for restricted stock and restricted stock units is based on the fair value of restricted stock and restricted stock unit awards at the time of grant, which is equal to the value of United’s common stock on the date of grant.  The value of restricted stock and restricted stock unit grants that are expected to vest is amortized into expense over the vesting period.  For the nine months ended September 30, 2013 and 2012, compensation expense of $2.01 million and $1.18 million, respectively, was recognized related to restricted stock and restricted stock unit awards.  In addition, for the nine months ended September 30, 2013, $118,000 was recognized in other operating expense for restricted stock units granted to members of United’s board of directors.  The total intrinsic value of restricted stock and restricted stock units was $16.1 million at September 30, 2013.

As of September 30, 2013, there was $12.4 million of unrecognized compensation cost related to non-vested stock options and restricted stock and restricted stock unit awards granted under the plan.  That cost is expected to be recognized over a weighted-average period of 3.7 years.  The aggregate grant date fair value of options and restricted stock and restricted stock unit awards that vested during the nine months ended September 30, 2013, was $2.40 million.

Note 12 – Common and Preferred Stock Issued / Common Stock Issuable

United sponsors a Dividend Reinvestment and Share Purchase Plan (“DRIP”) that allows participants who already own United’s common stock to purchase additional shares directly from United.  The DRIP also allows participants to automatically reinvest their quarterly dividends in additional shares of common stock without a commission.  The DRIP is currently suspended.

United’s 401(k) retirement plan regularly purchases shares of United’s common stock directly from United.  In addition, United has an Employee Stock Purchase Program that allows eligible employees to purchase shares of common stock at a 5% discount, with no commission charges.  For the nine months ended September 30, 2013 and 2012, United issued 49,830 and 87,086 shares, respectively, and increased capital by $582,000 and $702,000, respectively, through these programs.

United offers its common stock as an investment option in its deferred compensation plan.  The common stock component of the deferred compensation plan is accounted for as an equity instrument and is reflected in the consolidated financial statements as common stock issuable.  The deferred compensation plan does not allow for diversification once an election is made to invest in United stock and settlement must be accomplished in shares at the time the deferral period is completed. At September 30, 2013 and 2012, 242,262 and 129,270 shares, respectively, were issuable under the deferred compensation plan.

Note 13 – Income Taxes

The income tax provision for the three and nine months ended September 30, 2013 was an expense of  $9.52 million and a benefit of $247 million, respectively.  Income tax expense for the three months ended September 30, 2013 represents an effective tax rate of 38%.  Included in income tax expense for the third quarter of 2013 was a $1.00 million partial impairment charge on United’s net deferred tax asset resulting from a reduction in the state income tax rate in North Carolina.  During the third quarter, the State of North Carolina adopted legislation to reduce its corporate income tax rate from the current 6.90% to 6.00% effective January 1, 2014 and to 5.00% effective January 1, 2015.  Because the lower statutory tax rate reduces the rate at which United’s North Carolina net operating loss carryforwards will be recovered, United recognized a partial impairment charge on that component of its net deferred tax asset.  Partially offsetting the $1.00 million charge was the release of a $400,000 previously established reserve for an uncertain tax position related to a tax return whose statute expired during the third quarter and is therefore no longer subject to audit.  The income tax benefit for the first nine months of 2013 reflects the valuation allowance reversal in the second quarter.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The valuation allowance on deferred tax assets was $4.61 million, $270 million and $272 million, respectively, at September 30, 2013, December 31, 2012 and September 30, 2012.  Management assesses the valuation allowance recorded against deferred tax assets at each reporting period.  The determination of whether a valuation allowance for deferred tax assets is appropriate is subject to considerable judgment and requires an evaluation of all the positive and negative evidence.

In the second quarter of 2013, United reversed $272 million of its valuation allowance on its net deferred tax asset.  United established a full valuation allowance on its net deferred tax asset in 2010 due to the realization of significant losses and uncertainty about United’s future earnings forecasts.

United evaluated the need for a valuation allowance again at September 30, 2013.  Based on the assessment of all the positive and negative evidence, management concluded that it is more likely than not that nearly all of the net deferred tax asset will be realized based upon future taxable income.  The remaining  valuation allowance of $4.61 million is related to specific state income tax credits that have short carryforward periods and are expected to expire unused.  The positive evidence considered by management in arriving at the conclusion that a full valuation allowance is not necessary included six consecutive profitable quarters beginning with the fourth quarter of 2011, United’s strong pre-crisis earnings history and growth in pre-tax, pre-credit earnings, which demonstrate demand for United’s products and services, and United’s significant improvement in credit measures, which improve both the sustainability of profitability and management’s ability to forecast future credit losses.  The negative evidence considered by management included the fact that United remains in a three-year cumulative loss position and its current informal memorandums of understanding with the banking regulatory agencies.

United expects to realize $270 million in net deferred tax assets well in advance of the statutory carryforward period.  At September 30, 2013, $47.7 million of existing deferred tax assets were not related to net operating losses or credits and therefore, have no expiration date.  Approximately $190 million of the remaining deferred tax assets relate to federal net operating losses which will expire in annual installments beginning in 2029.  Additionally, $26.0 million of the deferred tax assets relate to state net operating losses which will expire in annual installments beginning in 2023.  Tax credit carryforwards at September 30, 2013 include federal alternative minimum tax credits totaling $3.0 million which have an unlimited carryforward period.  Other federal and state tax credits at September 30, 2013 total $7.39 million and will expire beginning in 2013.

The valuation allowance could fluctuate in future periods based on the assessment of the positive and negative evidence.  Management's conclusion at September 30, 2013 that it was more likely than not that the net deferred tax assets of $270 million will be realized is based upon management's estimate of future taxable income.  Management's estimate of future taxable income is based on internal forecasts which consider historical performance, various internal estimates and assumptions, as well as certain external data all of which management believes to be reasonable although inherently subject to significant judgment.  If actual results differ significantly from the current estimates of future taxable income, even if caused by adverse macro-economic conditions, the valuation allowance may need to be increased for some or all of the deferred tax asset.  Such an increase to the deferred tax asset valuation allowance could have a material adverse effect on United’s financial condition and results of operations.

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

At September 30, 2013, December 31, 2012 and September 30, 2012, unrecognized income tax benefits totaled $4.45 million, $5.07 million and $5.61 million, respectively.

Note 14 – Assets and Liabilities Measured at Fair Value

Fair value measurements are determined based on the assumptions that market participants would use in pricing the asset or liability.  As a basis for considering market participant assumptions in fair value measurements, the Financial Accounting Standards Board’s Accounting Standards Codification Topic 820 (“ASC 820”) Fair Value Measurements and Disclosures, establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

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

Although United has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of September 30, 2013, United had assessed the significance of the effect of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, United has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The table below presents United’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2013, December 31, 2012 and September 30, 2012, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands).

September 30, 2013	Level 1	Level 2	Level 3	Total
Assets:
Securities available for sale:
State and political subdivisions	$-	23,524	$-	$23,524
Mortgage-backed securities	-	1,383,317	-	1,383,317
Corporate bonds	-	246,601	350	246,951
Asset-backed securities	-	307,238	-	307,238
Other	-	2,394	-	2,394
Deferred compensation plan assets	3,203	-	-	3,203
Derivative financial instruments	-	8,092	-	8,092
Total assets	$3,203	$1,971,166	$350	$1,974,719

Liabilities:
Deferred compensation plan liability	$3,203	$-	$-	$3,203
Brokered certificates of deposit	-	273,282	-	273,282
Derivative financial instruments	-	37,269	-	37,269
Total liabilities	$3,203	$310,551	$-	$313,754

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

December 31, 2012	Level 1	Level 2	Level 3	Total
Assets:
Securities available for sale
State and political subdivisions	$-	$29,052	$-	$29,052
Mortgage-backed securities	-	1,428,502	-	1,428,502
Corporate bonds	-	163,312	350	163,662
Asset-backed securities	-	210,556	-	210,556
Other	-	2,821	-	2,821
Deferred compensation plan assets	3,101	-	-	3,101
Derivative financial instruments	-	658	-	658
Total assets	$3,101	$1,834,901	$350	$1,838,352

Liabilities:
Deferred compensation plan liability	$3,101	$-	$-	$3,101
Brokered certificates of deposit	-	154,641	-	154,641
Derivative financial instruments	-	12,543	-	12,543
Total liabilities	$3,101	$167,184	$-	$170,285

September 30, 2012	Level 1	Level 2	Level 3	Total
Assets:
Securities available for sale:
State and political subdivisions	$-	$28,878	$-	$28,878
Mortgage-backed securities	-	1,382,940	-	1,382,940
Corporate bonds	-	142,802	350	143,152
Asset-backed securities	-	204,429	-	204,429
Other	-	2,595	-	2,595
Deferred compensation plan assets	3,072	-	-	3,072
Derivative financial instruments	-	778	-	778
Total assets	$3,072	$1,762,422	$350	$1,765,844

Liabilities:
Deferred compensation plan liability	$3,072	$-	$-	$3,072
Brokered certificates of deposit	-	122,211	-	122,211
Derivative financial instruments	-	10,363	-	10,363
Total liabilities	$3,072	$132,574	$-	$135,646

The following table shows a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs that are classified as Level 3 values (in thousands).

	Securities Available for Sale		Securities Available for Sale
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Securities Available for Sale	2013	2012	2013	2012

Balance at beginning of period	$350	$350	$350	$350
Amounts included in earnings	-	-	-	-
Paydowns	-	-	-	-

Balance at end of period	$350	$350	$350	$350

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
United may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.  The table below presents United’s assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2013, December 31, 2012 and September 30, 2012, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands).

September 30, 2013	Level 1	Level 2	Level 3	Total
Assets
Loans	$-	$-	$76,393	$76,393
Foreclosed properties	-	-	3,898	3,898

Total	$-	$-	$80,291	$80,291

December 31, 2012
Assets
Loans	$-	$-	$165,751	$165,751
Foreclosed properties	-	-	14,788	14,788

Total	$-	$-	$180,539	$180,539

September 30, 2012
Assets
Loans	$-	$-	$172,909	$172,909
Foreclosed properties	-	-	20,369	20,369

Total	$-	$-	$193,278	$193,278

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

The carrying amount and fair values for other financial instruments that are not measured at fair value on a recurring basis in United’s balance sheet at September 30, 2013, December 31, 2012, and September 30, 2012 are as follows (in thousands).

	Carrying	Fair Value Level
September 30, 2013	Amount	Level 1	Level 2	Level 3	Total
Assets:
Securities held to maturity	$205,613	$-	$214,651	$-	$214,651
Loans, net	4,186,695	-	-	4,095,666	4,095,666
Mortgage loans held for sale	11,987	-	11,979	-	11,979

Liabilities:
Deposits	6,112,907	-	6,117,769	-	6,117,769
Federal Home Loan Bank advances	125	-	125	-	125
Long-term debt	129,865	-	-	129,197	129,197

December 31, 2012
Assets:
Securities held to maturity	$244,184	$-	$261,131	$-	$261,131
Loans, net	4,067,871	-	-	3,957,669	3,957,669
Mortgage loans held for sale	28,821	-	29,693	-	29,693

Liabilities:
Deposits	5,952,140	-	5,988,743	-	5,988,743
Federal Home Loan Bank advances	40,125	-	40,125	-	40,125
Long-term debt	124,805	-	-	118,626	118,626

September 30, 2012
Assets:
Securities held to maturity	$262,648	$-	$281,336	$-	$281,336
Loans, net	4,030,203	-	-	3,954,607	3,954,607
Mortgage loans held for sale	30,571	-	31,350	-	31,350

Liabilities:
Deposits	5,822,699	-	5,848,540	-	5,848,540
Federal Home Loan Bank advances	50,125	-	50,125	-	50,125
Long-term debt	120,285	-	-	113,624	113,624

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 15 – Commitments and Contingencies

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

The following table summarizes, as of September 30, 2013, December 31, 2012 and September 30, 2012, the contractual amount of off-balance sheet instruments (in thousands):

	September 30, 2013	December 31, 2012	September 30, 2012
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$677,891	$313,798	$483,844
Letters of credit	9,818	13,683	13,416

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

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), about United and its subsidiaries. These forward-looking statements are intended to be covered by the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical fact, and can be identified by the use of forward-looking terminology such as “believes”, “expects”, “may”, “will”, “could”, “should”, “projects”, “plans”, “goal”, “targets”, “potential”, “estimates”, “pro forma”, “seeks”, “intends”, or “anticipates”, the negative thereof or comparable terminology. Forward-looking statements include discussions of strategy, financial projections, guidance and estimates (including their underlying assumptions), statements regarding plans, objectives, expectations or consequences of various transactions or events, and statements about the future performance, operations, products and services of United and its subsidiaries. We caution our shareholders and other readers not to place undue reliance on such statements.

Our businesses and operations are and will be subject to a variety of risks, uncertainties and other factors. Consequently, actual results and experiences may differ materially from those contained in any forward-looking statements. Such risks, uncertainties and other factors that could cause actual results and experiences to differ from those projected include, but are not limited to, the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2012 and in our Quarterly Report on Form 10-Q for the period ended June 30, 2013, as well as the following factors:

●	our ability to maintain profitability;
●	our ability to fully realize our deferred tax asset balances, including net operating loss carry-forwards;
●	the condition of the banking system and financial markets;
●	our ability to raise capital as may be necessary;
●	our ability to maintain liquidity or access other sources of funding;
●	changes in the cost and availability of funding;
●	the success of the local economies in which we operate;
●	our concentrations of residential and commercial construction and development loans and commercial real estate loans are subject to unique risks that could adversely affect our earnings;
●	changes in prevailing interest rates may negatively affect our net income and the value of our assets;
●	the accounting and reporting policies of United;
●	if our allowance for loan losses is not sufficient to cover actual loan losses;
●	losses due to fraudulent and negligent conduct of our loan customers, third party service providers or employees;
●	competition from financial institutions and other financial service providers;
●	risks with respect to future expansion and acquisitions;
●	if the conditions in the stock market, the public debt market and other capital markets deteriorate;
●	the impact of the Dodd-Frank Act and related regulations and other changes in financial services laws and regulations;
●	the failure of other financial institutions;
●	a special assessment that may be imposed by the FDIC on all FDIC-insured institutions in the future;
●	the costs and effects of litigation, examinations, investigations, or similar matters, or adverse facts and developments related thereto, including possible dilution;
●
regulatory or judicial proceedings, board resolutions, informal memorandums of understanding or formal enforcement actions imposed by regulators that may occur, or any such proceedings or enforcement actions that is more severe than we anticipate;

●	the risk that we may be required to increase the valuation allowance on our deferred tax asset in future periods;
●	the risk that we could have an “ownership change” under Section 382 of the Internal Revenue Code, which could impair our ability to timely and fully realize our deferred tax asset balance; and
●	the risk that we could be subject to changes in tax laws, regulations and interpretations or challenges to our income tax provision.

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

United is a bank holding company registered with the Board of Governors of the Federal Reserve under the Bank Holding Company Act of 1956 that was incorporated under the laws of the state of Georgia in 1987 and commenced operations in 1988.  At September 30, 2013, United had total consolidated assets of $7.24 billion and total loans of $4.27 billion (excluding the loans acquired from Southern Community Bank (“SCB”) that are covered by loss sharing agreements).  United also had total deposits of $6.11 billion and shareholders’ equity of $852 million.

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

Included in management’s discussion and analysis are certain non-GAAP (accounting principles generally accepted in the United States of America (“GAAP”)) performance measures.  United’s management believes that non-GAAP performance measures are useful in analyzing United’s financial performance trends and therefore this section will refer to non-GAAP performance measures.  A reconciliation of these non-GAAP performance measures to GAAP performance measures is included in the table on page 42.

United reported net income of $15.5 million for the third quarter of 2013.  This compared to net income of $10.6 million for the third quarter of 2012. Diluted earnings per common share was $.21 for the third quarter of 2013, compared to diluted earnings per common share of $.13 for the third quarter of 2012.

For the nine months ended September 30, 2013, United reported net income of $257 million.  This compared to net income of $28.6 million for the first nine months of 2012.  Diluted earnings per common share was $4.24 for the nine months ended September 30, 2013, compared to diluted earnings per common share of $.34 for the nine months ended September 30, 2012.

Year-to-date 2013 earnings were significantly impacted by the reversal of the valuation allowance on United’s net deferred tax asset and the sales of classified assets, including a large bulk sale transaction that took place in the second quarter.  The effects of these two events on the income statement were significant increases in the provision for loan losses and foreclosed property expense from the classified asset sales and the recognition of a tax benefit in the income tax line from the valuation allowance reversal.

Taxable equivalent net interest revenue was $54.3 million for the third quarter of 2013, compared to $57.4 million for the same period of 2012.  The decrease in net interest revenue was primarily the result of continued lower yields on the loan and securities portfolios, which were due to loan pricing competition and reinvestment of maturing securities proceeds at record low rates as well as United’s efforts to purchase floating rate securities to minimize exposure to rising interest rates.  In addition, lower loan yields reflected low introductory rates on new retail loan offerings.  Net interest margin decreased from 3.60% for the three months ended September 30, 2012 to 3.26% for the same period in 2013.  For the nine months ended September 30, 2013, taxable equivalent net interest revenue was $164 million, compared to $173 million for the same period of 2012.  Net interest margin decreased from 3.52% for the nine months ended September 30, 2012, to 3.32% for the same period in 2013.

United’s provision for loan losses was $3.00 million for the three months ended September 30, 2013, compared to $15.5 million for the same period in 2012.  Net charge-offs for the third quarter of 2013 were $4.47 million, compared to $20.6 million for the third quarter of 2012.  For the nine months ended September 30, 2013, United’s provision for loan losses was $62.5 million, compared to $48.5 million for the same period of 2012.  The sales of approximately $151 million in classified loans in the second quarter of 2013 resulted in a $53.5 million increase in net charge-offs as well as the $30.5 million increase in the provision for loan losses during the second quarter of 2013.

As of September 30, 2013, United’s allowance for loan losses was $80.4 million, or 1.88% of loans, compared to $108 million, or 2.60% of loans, at September 30, 2012.  Nonperforming assets of $30.6 million, which excludes assets that are covered by loss sharing agreements with the FDIC, decreased to .42% of total assets at September 30, 2013 from 2.12% as of September 30, 2012, mostly due to the second quarter 2013 classified asset sales. During the third quarter of 2013, $9.96 million in loans were placed on nonaccrual compared with $30.5 million in the third quarter of 2012.

Fee revenue of $14.1 million increased $380,000, or 3%, from the third quarter of 2012, and for the first nine months of 2013, totaled $43.3 million, an increase of $1.27 million, or 3%, from the first nine months of 2012. The quarterly increase was due primarily to an increase in debit card and interchange fees and an increase in brokerage fees.  In addition, other fee revenue included an increase of $164,000 related to customer derivative fees from our commercial loan swap program. These increases were offset by a $689,000 decrease in hedge ineffectiveness gains. The year-to-date increase in fee revenue resulted primarily from mortgage loan and related fees and brokerage fees.

For the third quarter of 2013, operating expenses of $40.1 million were down $4.69 million from the third quarter of 2012.  The decrease was primarily related to a decrease of $3.51 million in foreclosed property expense, driven by decreased volume due to the classified asset sales in the second quarter of 2013.  In addition, lower workout and collection costs resulted in lower other expense for the third quarter of 2013 compared to the same period in 2012.  Professional fees increased $470,000 from the third quarter of 2012, due to consulting services related to corporate initiatives to increase revenue and improve operating efficiency.  For the nine months ended September 30, 2013, operating expenses of $133 million were down $3.36 million from the same period of 2012, mainly due to the same factors that contributed to the quarterly decrease. Salaries and employee benefits decreased $1.02 million, or 1%, compared to the nine months ended September 30, 2012, primarily due to lower headcount. Management continues its efforts to reduce costs and improve operating efficiency.

Recent Developments

On August 12, 2013, Elm Ridge Offshore Master Fund, Ltd. and Elm Ridge Value Partners, L.P. (collectively, the “Elm Ridge Parties”) elected to exercise warrants to purchase an aggregate 1,551,126 shares of United’s common stock at the exercise price of $12.50 per share.  United recognized net proceeds of approximately $19.4 million as a result of the exercise.

On August 12, 2013, upon completion of a public offering, United issued $34.6 million aggregate principal amount of its 6.00% Senior Notes due August 13, 2018 (the “Senior Notes”).  On August 16, 2013, United completed an add-on public offering and issued an additional $5.42 million aggregate principal amount of the Senior Notes.  As a result of these issuances, $40 million aggregate principal amount of the Senior Notes is issued and outstanding.  Interest on the Senior Notes is payable semi-annually on February 13 and August 13, with the first such payment due on February 13, 2014.  The 6.00% interest rate on the Senior Notes was determined by an auction process held before the original issuance.  United may elect to redeem the Senior Notes, in whole or in part, on any interest payment date on or after August 13, 2015 at a redemption price equal to 100% of the principal amount plus any accrued and unpaid interest.  The proceeds from the Senior Note issuances were used to redeem $35 million aggregate principal amount of United’s Subordinated Step-Up Notes due September 30, 2015 (the “Subordinated Notes”) at a price equal to 100% of the principal amount plus accrued and unpaid interest.  As of the redemption date, the interest rate on the Subordinated Notes was 7.50%.

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

GAAP Reconciliation and Explanation

This Form 10-Q contains non-GAAP financial measures, which are performance measures determined by methods other than in accordance with GAAP. Such non-GAAP financial measures include, among others the following: taxable equivalent interest revenue, taxable equivalent net interest revenue, tangible book value per share, tangible equity to assets, tangible common equity to assets and tangible common equity to risk-weighted assets.  Management uses these non-GAAP financial measures because it believes they are useful for evaluating our operations and performance over periods of time, as well as in managing and evaluating our business and in discussions about our operations and performance. Management believes these non-GAAP financial measures provide users of our financial information with a meaningful measure for assessing our financial results and credit trends, as well as comparison to financial results for prior periods. These non-GAAP financial measures should not be considered as a substitute for operating results determined in accordance with GAAP and may not be comparable to other similarly titled financial measures used by other companies.  A reconciliation of these operating performance measures to GAAP performance measures is included in on the table on page 42.

Table 1 - Financial Highlights
Selected Financial Information
						Third		For the Nine
	2013			2012		Quarter		Months Ended		YTD
(in thousands, except per share	Third	Second	First	Fourth	Third	2013-2012		September 30,		2013-2012
data; taxable equivalent)	Quarter	Quarter	Quarter	Quarter	Quarter	Change		2013	2012	Change
INCOME SUMMARY
Interest revenue	$61,363	$61,693	$62,134	$64,450	$65,978			$185,190	$202,979
Interest expense	7,025	7,131	7,475	8,422	8,607			21,631	29,908
Net interest revenue	54,338	54,562	54,659	56,028	57,371	(5	) %	163,559	173,071	(5	) %
Provision for loan losses	3,000	48,500	11,000	14,000	15,500			62,500	48,500
Fee revenue	14,144	16,312	12,826	14,761	13,764	3		43,282	42,010	3
Total revenue	65,482	22,374	56,485	56,789	55,635			144,341	166,581
Operating expenses	40,097	48,823	43,770	50,726	44,783	(10)		132,690	136,048	(2)
Income (loss) before income taxes	25,385	(26,449)	12,715	6,063	10,852	134		11,651	30,533	(62)
Income tax expense (benefit)	9,885	(256,413)	950	802	284			(245,578)	1,938
Net income	15,500	229,964	11,765	5,261	10,568	47		257,229	28,595	800
Preferred dividends and discount accretion	3,059	3,055	3,052	3,045	3,041			9,166	9,103
Net income available to common shareholders	$12,441	$226,909	$8,713	$2,216	$7,527	65		$248,063	$19,492	1,173

PERFORMANCE MEASURES
Per common share:
Diluted income	$.21	$3.90	$.15	$.04	$.13	62		$4.24	$.34	1,147
Book value	10.99	10.90	6.85	6.67	6.75	63		10.99	6.75	63
Tangible book value (2)	10.95	10.82	6.76	6.57	6.64	65		10.95	6.64	65

Key performance ratios:
Return on equity (1)(3)	7.38%	197.22%	8.51%	2.15%	7.43%			64.29%	6.57%
Return on assets (3)	.86	13.34	.70	.31	.63			4.93	.53
Net interest margin (3)	3.26	3.31	3.38	3.44	3.60			3.32	3.52
Efficiency ratio	58.55	68.89	64.97	71.69	62.95			64.19	63.36
Equity to assets	11.80	11.57 (4)	8.60	8.63	8.75			9.91	8.42
Tangible equity to assets (2)	11.76	11.53 (4)	8.53	8.55	8.66			9.85	8.32
Tangible common equity to assets (2)	9.02	8.79 (4)	5.66	5.67	5.73			7.04	5.50
Tangible common equity to risk- weighted assets (2)	13.34	13.16	8.45	8.26	8.44			13.34	8.44

ASSET QUALITY *
Non-performing loans	$26,088	$27,864	$96,006	$109,894	$115,001			$26,088	$115,001
Foreclosed properties	4,467	3,936	16,734	18,264	26,958			4,467	26,958
Total non-performing assets (NPAs)	30,555	31,800	112,740	128,158	141,959			30,555	141,959
Allowance for loan losses	80,372	81,845	105,753	107,137	107,642			80,372	107,642
Net charge-offs	4,473	72,408	12,384	14,505	20,563			89,265	55,326
Allowance for loan losses to loans	1.88%	1.95%	2.52%	2.57%	2.60%			1.88%	2.60%
Net charge-offs to average loans (3)	.42	6.87	1.21	1.39	1.99			2.84	1.80
NPAs to loans and foreclosed properties	.72	.76	2.68	3.06	3.41			.72	3.41
NPAs to total assets	.42	.44	1.65	1.88	2.12			.42	2.12

AVERAGE BALANCES ($ in millions)
Loans	$4,250	$4,253	$4,197	$4,191	$4,147	2		$4,234	$4,157	2
Investment securities	2,178	2,161	2,141	2,088	1,971	11		2,160	2,089	3
Earning assets	6,615	6,608	6,547	6,482	6,346	4		6,590	6,569	-
Total assets	7,170	6,915	6,834	6,778	6,648	8		6,974	6,894	1
Deposits	5,987	5,983	5,946	5,873	5,789	3		5,972	5,890	1
Shareholders’ equity	846	636	588	585	582	45		691	580	19
Common shares - basic (thousands)	59,100	58,141	58,081	57,971	57,880			58,443	57,826
Common shares - diluted (thousands)	59,202	58,141	58,081	57,971	57,880			58,444	57,826

AT PERIOD END ($ in millions)
Loans *	$4,267	$4,189	$4,194	$4,175	$4,138	3		$4,267	$4,138	3
Investment securities	2,169	2,152	2,141	2,079	2,025	7		2,169	2,025	7
Total assets	7,243	7,163	6,849	6,802	6,699	8		7,243	6,699	8
Deposits	6,113	6,012	6,026	5,952	5,823	5		6,113	5,823	5
Shareholders’ equity	852	829	592	581	585	46		852	585	46
Common shares outstanding (thousands)	59,412	57,831	57,767	57,741	57,710			59,412	57,710

(1)  Net income available to common shareholders, which is net of preferred stock dividends, divided by average realized common equity, which excludes accumulated other comprehensive income (loss).  (2)  Excludes effect of acquisition related intangibles and associated amortization.  (3)  Annualized.  (4)  Calculated as of period-end.

* Excludes loans and foreclosed properties covered by loss sharing agreements with the FDIC.

Table 1 Continued - Non-GAAP Performance Measures Reconciliation
Selected Financial Information
	2013			2012		For the Nine Months Ended September 30,
(in thousands, except per share	Third	Second	First	Fourth	Third
data; taxable equivalent)	Quarter	Quarter	Quarter	Quarter	Quarter	2013	2012

Interest revenue reconciliation
Interest revenue - taxable equivalent	$61,363	$61,693	$62,134	$64,450	$65,978	$185,190	$202,979
Taxable equivalent adjustment	(370)	(368)	(365)	(381)	(419)	(1,103)	(1,309)
Interest revenue (GAAP)	$60,993	$61,325	$61,769	$64,069	$65,559	$184,087	$201,670

Net interest revenue reconciliation
Net interest revenue - taxable equivalent	$54,338	$54,562	$54,659	$56,028	$57,371	$163,559	$173,071
Taxable equivalent adjustment	(370)	(368)	(365)	(381)	(419)	(1,103)	(1,309)
Net interest revenue (GAAP)	$53,968	$54,194	$54,294	$55,647	$56,952	$162,456	$171,762

Total revenue reconciliation
Total operating revenue	$65,482	$22,374	$56,485	$56,789	$55,635	$144,341	$166,581
Taxable equivalent adjustment	(370)	(368)	(365)	(381)	(419)	(1,103)	(1,309)
Total revenue (GAAP)	$65,112	$22,006	$56,120	$56,408	$55,216	$143,238	$165,272

Income (loss) before taxes reconciliation
Income (loss) before taxes	$25,385	$(26,449)	$12,715	$6,063	$10,852	$11,651	$30,533
Taxable equivalent adjustment	(370)	(368)	(365)	(381)	(419)	(1,103)	(1,309)
Income (loss) before taxes (GAAP)	$25,015	$(26,817)	$12,350	$5,682	$10,433	$10,548	$29,224

Income tax expense (benefit) reconciliation
Income tax expense (benefit)	$9,885	$(256,413)	$950	$802	$284	$(245,578)	$1,938
Taxable equivalent adjustment	(370)	(368)	(365)	(381)	(419)	(1,103)	(1,309)
Income tax expense (benefit) (GAAP)	$9,515	$(256,781)	$585	$421	$(135)	$(246,681)	$629

Book value per common share reconciliation
Tangible book value per common share	$10.95	$10.82	$6.76	$6.57	$6.64	$10.95	$6.64
Effect of goodwill and other intangibles	.04	.08	.09	.10	.11	.04	.11
Book value per common share (GAAP)	$10.99	$10.90	$6.85	$6.67	$6.75	$10.99	$6.75

Average equity to assets reconciliation
Tangible common equity to assets	9.02%	8.79%	5.66%	5.67%	5.73%	7.04%	5.50%
Effect of preferred equity	2.74	2.74	2.87	2.88	2.93	2.81	2.82
Tangible equity to assets	11.76	11.53	8.53	8.55	8.66	9.85	8.32
Effect of goodwill and other intangibles	.04	.04	.07	.08	.09	.06	.10
Equity to assets (GAAP)	11.80%	11.57%	8.60%	8.63%	8.75%	9.91%	8.42%

Tangible common equity to risk-weighted assets reconciliation
Tangible common equity to risk-weighted assets	13.34%	13.16%	8.45%	8.26%	8.44%	13.34%	8.44%
Effect of other comprehensive income	.49	.29	.49	.51	.36	.49	.36
Effect of deferred tax limitation	(4.72)	(4.99)	-	-	-	(4.72)	-
Effect of trust preferred	1.09	1.11	1.15	1.15	1.17	1.09	1.17
Effect of preferred equity	4.01	4.11	4.22	4.24	4.29	4.01	4.29
Tier I capital ratio (Regulatory)	14.21%	13.68%	14.31%	14.16%	14.26%	14.21%	14.26%

Results of Operations

United reported net income of $15.5 million for the third quarter of 2013.  This compared to net income of $10.6 million for the same period in 2012.  For the third quarter of 2013, diluted earnings per common share was $.21 compared to $.13 for the third quarter of 2012.  For the nine months ended September 30, 2013, United reported net income of $257 million compared to net income of $28.6 million for the same period in 2012.  Diluted earnings per common share was $4.24 for the nine months ended September 30, 2013, compared to diluted earnings per common share of $.34 for the nine months ended September 30, 2012.  Net income and earnings per share for the nine months ended September 30, 2013 are elevated by the recognition of substantial tax benefits with the reversal of United’s deferred tax asset valuation allowance.  The effect of the tax benefit on net income was partially offset by higher net charge-offs resulting from the accelerated disposition of classified assets in the second quarter of 2013.

Net Interest Revenue (Taxable Equivalent)

Net interest revenue (the difference between the interest earned on assets and the interest paid on deposits and borrowed funds) is the single largest component of total revenue.  United actively manages this revenue source to provide optimal levels of revenue while balancing interest rate, credit and liquidity risks.  Taxable equivalent net interest revenue for the three months ended September 30, 2013 was $54.3 million, down $3.03 million, or 5%, from the third quarter of 2012.  The decrease in net interest revenue for the third quarter of 2013 compared to the third quarter of 2012 was mostly due to lower yields on loan and securities portfolios.  United continues to focus on loan and deposit pricing in an effort to maintain a steady level of net interest revenue.

While average loans increased $103 million, or 2%, from the third quarter of last year, the yield on loans decreased 49 basis points. The decreasing balances in the loan portfolio stabilized in 2012 and United began achieving modest loan growth; however, there is a high level of competition for quality lending relationships, which continues to put pressure on loan pricing. The increase in residential real estate loans is primarily the result of the promotion of a new home equity line product beginning in mid-2012 and the introduction of a new low-cost mortgage product in early 2013; however, the low introductory rate on these products also contributed to the lower yield on average loans.

Average interest-earning assets for the third quarter of 2013 increased $269 million, or 4%, from the same period in 2012, due primarily to the increase in loans and securities.  The average yield on interest-earning assets for the three months ended September 30, 2013 was 3.69%, down 45 basis points from 4.14% for the same period of 2012.  For the third quarter of 2013, the yield on loans decreased 49 basis points due to competitive loan pricing pressures and the yield on securities decreased 36 basis points from the same period a year ago as management was unable to reinvest the cash proceeds of maturing securities at yields comparable to those of the securities they replaced.  To alleviate market and duration risk, United has focused on purchasing floating rate securities. Partially offsetting the lower loan and securities yields was a higher average yield on other interest-earning assets due to the use of reverse repurchase agreements including collateral swap transactions where United enters into a repurchase agreement and reverse repurchase agreement simultaneously with the same counterparty subject to a master netting agreement.  In these transactions, the offsetting balances are netted on the balance sheet.

Average interest-bearing liabilities increased $27.6 million, or 1%, from the third quarter of 2012 as money market deposits increased $171 million and the average balance of long term debt increased $24 million mostly due to the 49 day overlap of carrying $40 million in new debt before $35 million in old debt was repaid on September 30, 2013.  The average rate on interest-bearing liabilities for the third quarter of 2013 was .57% compared to .71% for the same period of 2012, reflecting United’s concerted efforts to reduce deposit pricing.  Also contributing to the overall lower rate on interest-bearing liabilities was a shift in the mix of deposits away from more expensive time deposits toward lower-rate transaction deposits.  United was able to reduce the rate on brokered deposits in the third quarter of 2013 to a negative .19% by swapping the fixed rate on brokered time deposits to LIBOR minus a spread.

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

For the three months ended September 30, 2013 and 2012, the net interest spread was 3.12% and 3.43%, respectively, while the net interest margin was 3.26% and 3.60%, respectively.  The decline in both ratios is due to lower yields on securities and loans, which were not completely offset by the decrease in rates paid for deposits and other interest bearing liabilities.

For the first nine months of 2013, net interest revenue was $164 million, a decrease of $9.51 million, or 5%, from the first nine months of 2012.  Average earning assets increased $20.8 million, or less than 1%, during the first nine months of 2013, compared to the same period a year earlier.  The yield on earning assets decreased 37 basis points from 4.13% for the nine months ended September 30, 2012 to 3.76% for the nine months ended September 30, 2013 due to declining loan and securities yields. The lower loan portfolio yield reflects competitive pricing pressure on new and renewed loans and new retail product offerings with low introductory rates. The lower investment securities yield was due to reinvestment of cash flows at record low rates. The rate on interest bearing liabilities over the same period decreased 19 basis points.  The combined effect of the lower yield on interest earning assets, which was not completely offset by a reduction in rates paid on interest bearing liabilities, resulted in the net interest margin decreasing 20 basis points from the nine months ended September 30, 2012 to the nine months ended September 30, 2013.

The following table shows the relationship between interest revenue and expense, and the average amounts of interest-earning assets and interest-bearing liabilities for the three months ended September 30, 2013 and 2012.

Table 2 - Average Consolidated Balance Sheets and Net Interest Analysis
For the Three Months Ended September 30,
	2013			2012
	Average		Avg.	Average		Avg.
(dollars in thousands, taxable equivalent)	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (1)(2)	$4,249,892	$50,217	4.69%	$4,147,220	$53,963	5.18%
Taxable securities (3)	2,157,448	9,670	1.79	1,947,780	10,481	2.15
Tax-exempt securities (1)(3)	20,913	331	6.32	22,895	368	6.43
Federal funds sold and other interest-earning assets	186,544	1,145	2.46	227,950	1,166	2.05

Total interest-earning assets	6,614,797	61,363	3.69	6,345,845	65,978	4.14
Non-interest-earning assets:
Allowance for loan losses	(83,408)			(112,034)
Cash and due from banks	63,890			51,705
Premises and equipment	166,906			171,608
Other assets (3)	407,912			190,439
Total assets	$7,170,097			$6,647,563

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW	$1,222,334	413	.13	$1,176,087	447	.15
Money market	1,328,661	545	.16	1,157,655	599	.21
Savings	248,937	37	.06	221,186	37	.07
Time less than $100,000	952,320	1,369	.57	1,144,103	2,260	.79
Time greater than $100,000	644,264	1,229	.76	750,828	1,876	.99
Brokered time deposits	233,842	(112)	(.19)	176,114	476	1.08
Total interest-bearing deposits	4,630,358	3,481	.30	4,625,973	5,695	.49

Federal funds purchased and other borrowings	67,292	525	3.10	55,994	514	3.65
Federal Home Loan Bank advances	32,082	16	.20	44,473	26	.23
Long-term debt	144,601	3,003	8.24	120,276	2,372	7.85
Total borrowed funds	243,975	3,544	5.76	220,743	2,912	5.25

Total interest-bearing liabilities	4,874,333	7,025	.57	4,846,716	8,607	.71
Non-interest-bearing liabilities:
Non-interest-bearing deposits	1,356,792			1,163,471
Other liabilities	93,247			55,607
Total liabilities	6,324,372			6,065,794
Shareholders’ equity	845,725			581,769
Total liabilities and shareholders’ equity	$7,170,097			$6,647,563

Net interest revenue		$54,338			$57,371
Net interest-rate spread			3.12%			3.43%

Net interest margin (4)			3.26%			3.60%

(1)	Interest revenue on tax-exempt securities and loans has been increased to reflect comparable interest on taxable securities and loans. The rate used was 39%, reflecting the statutory federal income tax rate and the federal tax adjusted state income tax rate.
(2)	Included in the average balance of loans outstanding are loans where the accrual of interest has been discontinued and loans that are held for sale.
(3)	Securities available for sale are shown at amortized cost. Pretax unrealized losses of $10.6 million in 2013 and pretax unrealized gains of $22.9 million in 2012 are included in other assets for purposes of this presentation.
(4)	Net interest margin is taxable equivalent net-interest revenue divided by average interest-earning assets.

The following table shows the relationship between interest revenue and expense, and the average amounts of interest-earning assets and interest-bearing liabilities for the nine months ended September 20, 2013 and 2012.

Table 3 - Average Consolidated Balance Sheets and Net Interest Analysis
For the Nine Months Ended September 30,
	2013			2012
	Average		Avg.	Average		Avg.
(dollars in thousands, taxable equivalent)	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (1)(2)	$4,233,531	$152,022	4.80%	$4,157,057	$164,101	5.27%
Taxable securities (3)	2,138,725	28,894	1.80	2,065,112	34,035	2.20
Tax-exempt securities (1)(3)	21,411	1,022	6.36	24,187	1,207	6.65
Federal funds sold and other interest-earning assets	196,445	3,252	2.21	322,998	3,636	1.50

Total interest-earning assets	6,590,112	185,190	3.76	6,569,354	202,979	4.13
Non-interest-earning assets:
Allowance for loan losses	(100,154)			(115,252)
Cash and due from banks	63,879			52,755
Premises and equipment	168,144			173,410
Other assets (3)	252,275			214,068
Total assets	$6,974,256			$6,894,335

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW	$1,256,684	1,286	.14	$1,304,159	1,587	.16
Money market	1,297,792	1,641	.17	1,120,091	1,901	.23
Savings	242,807	109	.06	214,280	112	.07
Time less than $100,000	997,193	4,686	.63	1,199,563	7,806	.87
Time greater than $100,000	670,821	4,086	.81	783,370	6,354	1.08
Brokered time deposits	201,599	(136)	(.09)	162,682	1,684	1.38
Total interest-bearing deposits	4,666,896	11,672	.33	4,784,145	19,444	.54

Federal funds purchased and other borrowings	70,512	1,563	2.96	85,022	2,463	3.87
Federal Home Loan Bank advances	41,352	65	.21	153,539	882	.77
Long-term debt	131,491	8,331	8.47	120,256	7,119	7.91
Total borrowed funds	243,355	9,959	5.47	358,817	10,464	3.90

Total interest-bearing liabilities	4,910,251	21,631	.59	5,142,962	29,908	.78
Non-interest-bearing liabilities:
Non-interest-bearing deposits	1,305,133			1,105,607
Other liabilities	68,312			65,390
Total liabilities	6,283,696			6,313,959
Shareholders’ equity	690,560			580,376
Total liabilities and shareholders’ equity	$6,974,256			$6,894,335

Net interest revenue		$163,559			$173,071
Net interest-rate spread			3.17%			3.35%

Net interest margin (4)			3.32%			3.52%

(1)	Interest revenue on tax-exempt securities and loans has been increased to reflect comparable interest on taxable securities and loans. The rate used was 39%, reflecting the statutory federal income tax rate and the federal tax adjusted state income tax rate.
(2)	Included in the average balance of loans outstanding are loans where the accrual of interest has been discontinued and loans that are held for sale.
(3)	Securities available for sale are shown at amortized cost. Pretax unrealized gains of $7.96 million in 2013 and pretax unrealized gains of $24.1 million in 2012 are included in other assets for purposes of this presentation.
(4)	Net interest margin is taxable equivalent net-interest revenue divided by average interest-earning assets.

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

Table 4 - Change in Interest Revenue and Expense on a Taxable Equivalent Basis
(in thousands)

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
	Compared to 2012			Compared to 2012
	Increase (decrease)			Increase (decrease)
	Due to Changes in			Due to Changes in
	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Loans	$1,310	$(5,056)	$(3,746)	$2,973	$(15,052)	$(12,079)
Taxable securities	1,054	(1,865)	(811)	1,177	(6,318)	(5,141)
Tax-exempt securities	(31)	(6)	(37)	(134)	(51)	(185)
Federal funds sold and other interest-earning assets	(232)	211	(21)	(1,729)	1,345	(384)
Total interest-earning assets	2,101	(6,716)	(4,615)	2,287	(20,076)	(17,789)

Interest-bearing liabilities:
NOW accounts	17	(51)	(34)	(56)	(245)	(301)
Money market accounts	81	(135)	(54)	272	(532)	(260)
Savings deposits	4	(4)	-	14	(17)	(3)
Time deposits less than $100,000	(340)	(551)	(891)	(1,179)	(1,941)	(3,120)
Time deposits greater than $100,000	(243)	(404)	(647)	(830)	(1,438)	(2,268)
Brokered deposits	116	(704)	(588)	324	(2,144)	(1,820)
Total interest-bearing deposits	(365)	(1,849)	(2,214)	(1,455)	(6,317)	(7,772)
Federal funds purchased & other borrowings	95	(84)	11	(379)	(521)	(900)
Federal Home Loan Bank advances	(7)	(3)	(10)	(410)	(407)	(817)
Long-term debt	500	131	631	692	520	1,212
Total borrowed funds	588	44	632	(97)	(408)	(505)
Total interest-bearing liabilities	223	(1,805)	(1,582)	(1,552)	(6,725)	(8,277)

Increase in net interest revenue	$1,878	$(4,911)	$(3,033)	$3,839	$(13,351)	$(9,512)

Provision for Loan Losses

The provision for loan losses is based on management’s evaluation of losses inherent in the loan portfolio and corresponding analysis of the allowance for loan losses at quarter-end.  The provision for loan losses was $3.00 million and $62.5 million for the third quarter and first nine months of 2013, compared to $15.5 million and $48.5 million for the same periods in 2012.  The amount of provision recorded in each period was the amount required such that the total allowance for loan losses reflected the appropriate balance, in the estimation of management, that was sufficient to cover inherent losses in the loan portfolio.  The 2013 year-to-date loan loss provision was higher due to increased level of charge-offs associated with the second quarter 2013 classified asset disposition.  For the three and nine months ended September 30, 2013, net loan charge-offs as an annualized percentage of average outstanding loans were .42% and 2.84%, respectively, compared to 1.99% and 1.80%, respectively, for the same periods in 2012.

Over the past two years, United has experienced a significant improvement in credit quality and corresponding credit measures.  The second quarter of 2013 included sales of classified assets totaling approximately $172 million, including a bulk sale of $131 million.  The classified asset sales and a general improving trend reduced United’s nonperforming assets to $30.6 million as of September 30, 2013.  Additional discussion on credit quality and the allowance for loan losses is included in the “Asset Quality and Risk Elements” section of this report on page 52.

Fee Revenue

Fee revenue for the three and nine months ended September 30, 2013 was $14.1 million and $43.3 million, respectively, an increase of $380,000, or 3%, compared to the third quarter of 2012, and an increase of $1.27 million, or 3%, from the year-to-date period of 2012. The following table presents the components of fee revenue for the third quarters and first nine months of 2013 and 2012.

Table 5 - Fee Revenue
(in thousands)
	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2013	2012	Amount	Percent	2013	2012	Amount	Percent

Overdraft fees	$3,203	$3,362	$(159)	(5)	$9,226	$9,839	$(613)	(6)
Debit card and interchange fees	3,952	3,063	889	29	10,818	9,407	1,411	15
Other service charges and fees	1,301	1,271	30	2	3,787	4,049	(262)	(6)
Service charges and fees	8,456	7,696	760	10	23,831	23,295	536	2
Mortgage loan and related fees	2,554	2,800	(246)	(9)	8,212	7,221	991	14
Brokerage fees	1,274	709	565	80	3,104	2,331	773	33
Securities gains, net	-	-	-		116	7,047	(6,931)
Losses from prepayment of debt	-	-	-		-	(6,681)	6,681
Hedge ineffectiveness	(81)	608	(689)		203	543	(340)
Other	1,941	1,951	(10)	(1)	7,816	8,254	(438)	(5)
Total fee revenue	$14,144	$13,764	$380	3	$43,282	$42,010	$1,272	3

Service charges and fees of $8.46 million were up $760,000, or 10%, from the third quarter of 2012.  For the first nine months of 2013, service charges and fees of $23.8 million were up $536,000, or 2%, from the same period in 2012. The quarterly increase resulted from higher debit card and interchange fees. The year-to-date increase was also primarily due to an increase in debit card and interchange fees.  Overdraft fees continue to decline as customer utilization of our courtesy overdraft services decreases.

Mortgage loans and related fees for the second quarter and first nine months of 2013 were down $246,000, or 9%, and up $991,000, or 14%, respectively, from the same periods in 2012. In the third quarter of 2013, United closed 487 loans totaling $76.6 million compared with 685 loans totaling $108 million in the third quarter of 2012.  Mortgage refinancing activity slowed during the third quarter of 2013 due to rising long-term interest rates. The volume of new purchase money mortgages in the third quarter was 59% compared with 33% in the third quarter of 2012.  Purchase money mortgages increased as a percentage of total production due to lower refinancing activity but also due to an increase in volume of purchase money mortgages.  United had $42.3 million in new purchase money mortgage originations in the third quarter of 2013, compared with $33.1 million a year ago.  Year-to-date mortgage production in 2013 amounted to 1,559 loans totaling $242 million, compared to 1,709 loans totaling $269 million for the same period in 2012.

Brokerage fees increased $565,000, or 80%, from the third quarter of 2013 and $991,000, or 14%, compared to the first nine months of 2012, as customer balances increased, due to heightened customer demand for income products stemming from continued low interest rates.  Also, referrals and overall activity in this area have increased as United intensified its focus on growing this line of business.

United recognized net securities gains of $116,000 for the nine months ended September 30, 2013.  No securities gains or losses were recognized in the third quarters of 2013 and 2012.  Net securities gains totaled $7.05 million for the first nine months of 2012.  United also recognized $6.68 million in charges from the prepayment of Federal Home Loan Bank advances and structured repurchase agreements in the first nine months of 2012.

In the third quarter of 2013, United recognized $81,000 in net losses from hedge ineffectiveness compared with $608,000 in net gains in the third quarter of 2012.  For the first nine months of 2013, United recognized $203,000 in net gains from hedge ineffectiveness compared with $543,000 in net gains for the same period of 2012.  In 2012 and 2013, most of the hedge ineffectiveness gains and losses resulted from ineffectiveness on fair value hedges of brokered deposits.

Other fee revenue of $1.94 million for the third quarter of 2013 was down $10,000 from the third quarter of 2012.  For the first nine months of 2013, other fee revenue of $7.82 million was down $438,000, or 5%, from the same period in 2012.  The first nine months of 2013 included $1.45 million in death benefits on bank owned life insurance policies and a $468,000 gain from the sale of low income housing credits.  The first nine months of 2012 included $1.10 million of interest on a prior period tax refund and a $728,000 gain from the sale of low income housing credits.

Operating Expenses

The following table presents the components of operating expenses for the three and nine months ended September 30, 2013 and 2012.

Table 6 - Operating Expenses
(in thousands)
	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2013	2012	Amount	Percent	2013	2012	Amount	Percent

Salaries and employee benefits	$23,090	$22,918	$172	1	$71,416	$72,440	$(1,024)	(1)
Communications and equipment	3,305	3,254	51	2	9,819	9,620	199	2
Occupancy	3,379	3,539	(160)	(5)	10,195	10,849	(654)	(6)
Advertising and public relations	962	934	28	3	2,937	2,868	69	2
Postage, printing and supplies	644	954	(310)	(32)	2,401	2,849	(448)	(16)
Professional fees	2,650	2,180	470	22	7,515	6,107	1,408	23
FDIC assessments and other regulatory charges	2,405	2,537	(132)	(5)	7,415	7,592	(177)	(2)
Amortization of intangibles	427	728	(301)	(41)	1,623	2,190	(567)	(26)
Other	3,041	4,033	(992)	(25)	11,691	12,151	(460)	(4)
Total excluding foreclosed property expenses	39,903	41,077	(1,174)	(3)	125,012	126,666	(1,654)	(1)
Net losses on sales of foreclosed properties	(648)	350	(998)		2,402	174	2,228
Foreclosed property write downs	329	2,394	(2,065)		2,739	5,513	(2,774)
Foreclosed property maintenance expenses	513	962	(449)	(47)	2,537	3,695	(1,158)	(31)
Total operating expenses	$40,097	$44,783	$(4,686)	(10)	$132,690	$136,048	$(3,358)	(2)

Operating expenses for the third quarter of 2013 totaled $40.1 million, down $4.69 million, or 10%, from the third quarter of 2012.  The decrease mostly reflects lower foreclosed property losses and write downs associated with the declining volume of foreclosed properties following the classified asset sales in the second quarter of 2013.  For the nine months ended September 30, 2013, operating expenses totaled $133 million, down $3.36 million, or 2%, from the same period in 2012.  Excluding foreclosed property costs, total operating expenses were $39.9 million and $125 million, respectively, for the three and nine months ended September 30, 2013, down $1.17 million, or 3%, from the third quarter of 2012 and down $1.65 million, or 1%, from the first nine months of 2012.

Salaries and employee benefits for the third quarter of 2013 were $23.1 million, up $172,000, or 1%, from the same period of 2012. The increase was due to higher brokerage incentives and higher stock based compensation expense in the third quarter of 2013.  For the first nine months of 2013, salaries and employee benefits of $71.4 million were down $1.02 million, or 1%, from the first nine months of 2012.  The decrease was due to reduced staffing levels.  Headcount totaled 1,496 at September 30, 2013, compared to 1,592 at September 30, 2012, a decrease of 96 positions.

Communications and equipment expense of $3.31 million for the third quarter of 2013 was up $51,000, or 2%, from the third quarter of 2012.  For the first nine months, communications and equipment expense was up $199,000 from a year ago.  The increases reflect higher software costs resulting from new technology solutions to improve operating efficiency and customer service as well as higher telecommunications charges.

Occupancy expense of $3.38 million and $10.2 million, respectively, for the third quarter and first nine months of 2013 was down $160,000, or 5%, and down $654,000, or 6%, respectively, compared to the same periods of 2012.  The decrease was primarily related to lower depreciation charges partially due to the closing of underperforming branches.

Professional fees for the third quarter of 2013 of $2.65 million were up $470,000, or 22%, from the same period in 2012.  For the nine months ended September 30, 2013, professional fees of $7.52 million were up $1.41 million, or 23%.  The increases for both quarterly and year-to-date periods were primarily due to consulting services related to several efficiency and revenue enhancement projects that are in process.  The year-to-date increase also reflects higher legal costs associated with the second quarter 2013 classified asset sales.

Amortization of intangibles continues to decrease as core deposit intangibles related to past acquisitions become fully amortized.

Other expense of $3.04 million for the third quarter of 2013 decreased $992,000 from the third quarter of 2012.  Year-to-date, other expense of $11.7 million decreased $460,000 from the first nine months of 2012. The decrease for the quarter was primarily due to lower appraisal and lending support costs.

Net gains on sales of foreclosed property totaled $648,000 for the third quarter of 2013, compared to net losses on sale of $350,000 for the third quarter of 2012. For the nine months ended September 30, 2013, net losses on sales were $2.40 million, compared to net losses on sales of $174,000 for the same period of the prior year.  The year-to-date increase in losses was due to the second quarter classified asset sales.  Foreclosed property write-downs for the third quarter and first nine months of 2013 were $329,000 and $2.74 million, respectively, compared to $2.39 million and $5.51 million, respectively, a year ago.  Foreclosed property maintenance expenses include legal fees, property taxes, marketing costs, utility services, maintenance and repair charges and totaled $513,000 and $2.54 million, respectively, for the third quarter and first nine months of 2013 compared with $962,000 and $3.70 million, respectively, a year ago.  These costs continue to decline with the decrease in the number of foreclosed properties held by United.

Income Taxes

Income tax expense for the third quarter of 2013 was $9.52 million as compared with income tax benefit of $135,000 for the third quarter of 2012.  The year-to-date income tax benefit of $247 million for 2013 was primarily due to the income tax benefit recognized during the quarter related to the reversal of $272 million of the deferred tax asset valuation allowance.  Income tax benefit for the third quarter of 2012 mostly represents a partial reversal of its reserve for uncertain tax positions due to tax returns becoming no longer subject to audit, net of amounts payable under the Federal Alternative Minimum Tax.  The effective tax rate was 38% for the third quarter of 2013, due to two unusual items.  During the third quarter of 2013, the state of North Carolina adopted legislation to reduce its state corporate tax rate from 6.9% to 6% in 2014 and to 5% in 2015.  This rate reduction resulted in a higher tax expense for the quarter and a $1.00 million impairment charge on our deferred tax asset.  The impact of this charge was partially offset by approximately $400,000 in tax credits related to the release of previously established reserves for uncertain tax positions that relate to tax returns where the statute had expired.  For the remainder of the year, United expects to record income tax expense at an effective tax rate of approximately 35.25%.

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

At December 31, 2012 and September 30, 2012, United reported no net deferred tax asset due to full valuation allowances of $270 million and $272 million, respectively. United remains in a three-year cumulative loss position that resulted from significant credit losses incurred during the recent financial crisis. A three-year cumulative loss position is considered to be negative evidence that is difficult to overcome. However, during the second quarter of 2013, based on the weight of all the positive and negative evidence at such date, management concluded that it was more likely than not that $272 million of the net deferred tax assets will be realized based upon future taxable income and therefore, reversed $272 million of the valuation allowance.  Thus, at September 30, 2013, United reported a net deferred tax asset of $270 million, net of a valuation allowance of $4.61 million that related to specific state income tax credits that have short carryforward periods and therefore are expected to expire before they can be utilized.

The deferred tax asset valuation allowance was reversed in the second quarter of 2013 following the achievement of six consecutive quarters of positive operating results.  The recent positive earnings results and improving credit measures provide an objective basis for a conclusion that profitability is sustainable and improving.  In addition, the second quarter 2013 sale of classified assets improved United’s ability to project credit costs and forecast profitability going forward by removing the assets that were most likely to drive future credit losses.  As a result of this discretionary distressed asset sale, United’s classified asset ratio (classified assets as a percentage of Tier 1 capital and the allowance for loan losses) improved to 26% at September 30, 2013 compared with 50% at December 31, 2012 and 55% at September 30, 2012.

Based on all evidence considered as of September 30, 2013, management again concluded it was more likely than not that our net deferred tax asset would be realized. With continuous improvements in credit quality, quarterly earnings for the past eight quarters have closely followed management's forecast for these periods, excluding the impact of the discretionary sales of classified assets in the second quarter 2013.  The improvement in management’s ability to produce reliable forecasts, continuous and significant improvements in credit quality, and a sustained period of profitability were given appropriate weighting in our analysis, and such evidence was considered sufficient to overcome the weight of the negative evidence related to the significant operating losses in prior years.

In addition to such positive evidence at September 30, 2013, United has also reduced the amount of credit risk inherent in its loan portfolio by reducing its concentration of construction loans and improving its overall loan portfolio diversification.  These changes place United in a strong position to manage through the ongoing weakness in the economy.  United also has a long record of positive earnings and accurate earnings forecasts prior to the recent economic downturn and is currently in a strong capital position and conservatively expects to exit the three-year cumulative loss position in the first quarter of 2014.

Management expects to generate higher levels of future taxable income and believes this will allow for full utilization of United’s net operating loss carryforwards within five to seven years, which is well within the statutory carryforward periods.  In determining whether management's projections of future taxable income are reliable, management considered objective evidence supporting the forecast assumptions as well as recent experience demonstrating management’s ability to reasonably project future results of operations.  Further, while the banking environment is expected to remain challenging due to economic and other uncertainties, management believes that it can confidently forecast future taxable income at sufficient levels over the future period of time that United has available to realize its September 30, 2013 deferred tax asset.

As of February 22, 2011, United adopted a tax benefits preservation plan designed to protect its ability to utilize its substantial tax assets.  Those tax assets include net operating losses that it could utilize in certain circumstances to offset taxable income and reduce its federal income tax liability and the future tax benefits from potential net unrealized built-in losses.  United’s ability to use its tax benefits would be substantially limited if it were to experience an ownership change as defined under Section 382 of the Internal Revenue Code.  In general, an ownership change would occur if United’s “5-percent shareholders,” as defined under Section 382, collectively increase their ownership in United by more than 50% over a rolling three-year period.  The tax benefits preservation plan is designed to reduce the likelihood that United will experience an ownership change by discouraging any person or group from becoming a beneficial owner of 4.99% or more of United’s common stock then outstanding.

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

Balance Sheet Review

Total assets at September 30, 2013, December 31, 2012 and September 30, 2012 were $7.24 billion, $6.80 billion and $6.70 billion, respectively.  Average total assets for the third quarter of 2013 were $7.17 billion, up from $6.65 billion in the third quarter of 2012.

The following table presents a summary of the loan portfolio.

Table 7 - Loans Outstanding (excludes loans covered by loss share agreements)
(in thousands)

	September 30,	December 31,	September 30,
	2013	2012	2012
By Loan Type
Commercial (secured by real estate)	$1,742,771	$1,813,365	$1,819,155
Commercial & industrial	457,414	458,246	459,997
Commercial construction	137,146	154,769	160,765
Total commercial	2,337,331	2,426,380	2,439,917
Residential mortgage	1,309,295	1,214,203	1,174,236
Residential construction	317,789	381,677	388,742
Consumer installment	302,652	152,748	134,950
Total loans	$4,267,067	$4,175,008	$4,137,845

As a percentage of total loans:
Commercial (secured by real estate)	41%	43%	44%
Commercial & industrial	11	11	11
Commercial construction	3	4	4
Total commercial	55	58	59
Residential mortgage	31	29	28
Residential construction	7	9	10
Consumer installment	7	4	3
Total	100%	100%	100%

By Geographic Location
North Georgia	$1,261,751	$1,363,723	$1,383,439
Atlanta MSA	1,246,433	1,249,470	1,238,020
North Carolina	574,667	579,085	578,643
Coastal Georgia	421,488	400,022	379,747
Gainesville MSA	253,004	261,406	255,897
East Tennessee	277,059	282,863	282,571
South Carolina	46,548	-	-
Other (indirect auto)	186,117	38,439	19,528
Total loans	$4,267,067	$4,175,008	$4,137,845

Substantially all of United’s loans are to customers located in the immediate market areas of its community banks in Georgia, North Carolina, Tennessee and South Carolina, including customers who have a seasonal residence in United’s market areas.  More than 80% of the loans are secured by real estate.  At September 30, 2013, total loans, excluding loans that are covered by loss sharing agreements with the FDIC, were $4.27 billion, an increase of $129 million, or 3%, from September 30, 2012.  Despite the weak economy and lack of loan demand, United has continued to pursue lending opportunities.  The increase from a year ago in residential mortgage reflects a successful home equity line promotion that has gained traction in United’s footprint and a new low closing cost mortgage product that began being offered early in the first quarter of 2013.  The increase in consumer installment loans reflects purchases of indirect auto loans.

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

United’s home equity lines, which are a component of the residential mortgage portfolio, generally require the payment of interest only for a set period after origination.  After this initial period, the outstanding balance begins amortizing and requires the payment of both principal and interest.  At September 30, 2013, December 31, 2012 and September 30, 2012, the funded portion of home equity lines totaled $421 million, $385 million, and $341 million, respectively.

Approximately 3% of the home equity loans at September 30, 2013 were amortizing.  Of the $421 million in balances outstanding at September 30, 2013, $261 million, or 62%, were first liens.  At September 30, 2013, 60% of the total available home equity lines were drawn upon.

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

The table below presents performing substandard loans for the last five quarters.

Table 8 - Performing Substandard Loans
(dollars in thousands)
	September 30,	June 30,	March 31,	December 31,	September 30,
	2013	2013	2013	2012	2012
By Category
Commercial (secured by real estate)	$75,542	$78,750	$128,120	$117,543	$126,332
Commercial & industrial	10,342	11,458	20,320	18,477	18,740
Commercial construction	16,911	15,766	18,462	19,285	27,180
Total commercial	102,795	105,974	166,902	155,305	172,252
Residential mortgage	53,172	51,222	64,103	65,179	72,198
Residential construction	15,552	16,631	37,882	37,804	35,170
Consumer installment	2,147	2,505	2,794	3,653	2,886
Total	$173,666	$176,332	$271,681	$261,941	$282,506

By Market
North Georgia	$74,456	$68,272	$107,798	$105,851	$116,871
Atlanta MSA	44,650	48,574	74,064	77,630	79,242
North Carolina	20,768	23,440	30,391	28,657	34,998
Coastal Georgia	10,729	8,391	17,496	17,421	12,998
Gainesville MSA	14,820	19,734	28,514	19,251	21,219
East Tennessee	8,243	7,921	13,418	13,131	17,178
South Carolina	-	-	-	-	-
Total loans	$173,666	$176,332	$271,681	$261,941	$282,506

At September 30, 2013, performing substandard loans totaled $174 million and decreased $2.67 million from the prior quarter-end, and decreased $109 million from a year ago.  The decrease from the second quarter of 2013 reflects a general declining trend and the decrease from a year ago also reflects the second quarter 2013 classified asset sales.  Performing substandard loans had been on a downward trend as credit conditions have continued to improve and problem credits are resolved.

Reviews of substandard performing and nonperforming loans, troubled debt restructures, past due loans and larger credits, are conducted on a quarterly basis with management and are designed to identify risk migration and potential charges to the allowance for loan losses.  These reviews are presented by the responsible lending officers and specific action plans are discussed along with the financial strength of borrowers, the value of the applicable collateral, past loan loss experience, anticipated loan losses, changes in risk profile, the effect of prevailing economic conditions on the borrower along with other factors specific to the borrower and its industry.  In addition to United’s internal loan review, United also uses external loan review to ensure the independence of the loan review process.

The following table presents a summary of the changes in the allowance for loan losses for the three and nine months ended September 30, 2013 and 2012.

Table 9 - Allowance for Loan Losses
(in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Balance beginning of period	$81,845	$112,705	$107,137	$114,468
Provision for loan losses	3,000	15,500	62,500	48,500
Charge-offs:
Commercial (secured by real estate)	1,928	8,445	34,122	16,791
Commercial & industrial	826	343	18,581	1,987
Commercial construction	134	3,198	6,484	3,650
Residential mortgage	1,306	3,575	10,380	13,356
Residential construction	1,096	6,231	22,608	21,706
Consumer installment	419	442	1,691	1,603
Total loans charged-off	5,709	22,234	93,866	59,093
Recoveries:
Commercial (secured by real estate)	71	271	1,556	571
Commercial & industrial	690	602	1,368	802
Commercial construction	1	8	60	38
Residential mortgage	231	48	649	592
Residential construction	24	555	57	1,153
Consumer installment	219	187	911	611
Total recoveries	1,236	1,671	4,601	3,767
Net charge-offs	4,473	20,563	89,265	55,326
Balance end of period	$80,372	$107,642	$80,372	$107,642

Total loans: *
At period-end	$4,267,067	$4,137,845	$4,267,067	$4,137,845
Average	4,225,014	4,107,608	4,206,279	4,112,727

Allowance as a percentage of period-end loans	1.88%	2.60%	1.88%	2.60%

As a percentage of average loans (annualized):
Net charge-offs	.42	1.99	2.84	1.80
Provision for loan losses	.28	1.50	1.99	1.58

Allowance as a percentage of non-performing loans	308	94	308	94

* Excludes loans covered by loss sharing agreements with the FDIC

The provision for loan losses charged to earnings was based upon management’s judgment of the amount necessary to maintain the allowance at a level appropriate to absorb losses inherent in the loan portfolio at the balance sheet date.  The amount each quarter is dependent upon many factors, including growth and changes in the composition of the loan portfolio, net charge-offs, delinquencies, management’s assessment of loan portfolio quality, the value of collateral, and other macro-economic factors and trends.  The evaluation of these factors is performed quarterly by management through an analysis of the appropriateness of the allowance for loan losses.  The decreases in the provision and the level of the allowance for loan losses compared to the previous periods reflects stabilizing trends in substandard loans, along with the de-risking of the balance sheet through the accelerated classified asset sale,  leading to an expectation that charge-off levels will continue to decline.  Further, the declining balance of the allowance for loan losses over the last several quarters reflects an overall improving trend in credit quality of the loan portfolio.  A general improvement in economic conditions in United’s market also contributed to the lower level of provision and allowance for loan losses.

At September 30, 2013, the allowance for loan losses was $80.4 million, or 1.88% of loans, compared with $107 million, or 2.57% of loans, at December 31, 2012 and $108 million, or 2.60% of loans, at September 30, 2012.

Management believes that the allowance for loan losses at September 30, 2013 reflects the losses inherent in the loan portfolio.  This assessment involves uncertainty and judgment; therefore, the adequacy of the allowance for loan losses cannot be determined with precision and may be subject to change in future periods.  The amount of any changes could be significant if management’s assessment of loan quality or collateral values change substantially with respect to one or more loan relationships or portfolios. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require adjustments to the provision for loan losses in future periods if, in their opinion, the results of their review warrant such additions.  See the “Critical Accounting Policies” section of this report on page 40 for additional information on the allowance for loan losses.

Nonperforming Assets

The table below summarizes nonperforming assets, excluding assets covered by the loss-sharing agreements with the FDIC.  Those assets have been excluded from nonperforming assets, as the loss-sharing agreements with the FDIC and purchase price adjustments to reflect credit losses effectively eliminate the likelihood of recognizing any losses on the covered assets.

Table 10 - Nonperforming Assets
(in thousands)
	September 30,	December 31,	September 30,
	2013	2012	2012
Nonperforming loans*	$26,088	$109,894	$115,001
Foreclosed properties (OREO)	4,467	18,264	26,958

Total nonperforming assets	$30,555	$128,158	$141,959

Nonperforming loans as a percentage of total loans	.61%	2.63%	2.78%
Nonperforming assets as a percentage of total loans and OREO	.72	3.06	3.41
Nonperforming assets as a percentage of total assets	.42	1.88	2.12

* There were no loans 90 days or more past due that were still accruing at period end.

At September 30, 2013, nonperforming loans were $26.1 million compared to $110 million at December 31, 2012 and $115 million at September 30, 2012.  Nonperforming loans have steadily decreased in dollar amount and as a percentage of total loans following the classification of United’s largest lending relationship in the third quarter of 2011.  In addition, the second quarter of 2013 sales of classified assets further reduced nonperforming assets. Nonperforming assets, which include nonperforming loans and foreclosed real estate, totaled $30.6 million at September 30, 2013 compared with $128 million at December 31, 2012 and $142 million at September 30, 2012.  United sold $2.53 million of foreclosed properties during the third quarter of 2013; however, these sales of foreclosed properties were offset by $2.74 million in new foreclosures for the quarter.

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

Table 11 - Nonperforming Assets by Quarter (1)
(in thousands)

	September 30, 2013			December 31, 2012			September 30, 2012
	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total
	Loans	Properties	NPAs	Loans	Properties	NPAs	Loans	Properties	NPAs
BY CATEGORY
Commercial (sec. by RE)	$8,015	$730	$8,745	$22,148	$5,479	$27,627	$25,896	$8,767	$34,663
Commercial & industrial	609	-	609	31,817	-	31,817	32,678	-	32,678
Commercial construction	343	376	719	23,843	2,204	26,047	18,590	3,121	21,711
Total commercial	8,967	1,106	10,073	77,808	7,683	85,491	77,164	11,888	89,052
Residential mortgage	12,504	2,154	14,658	12,589	4,753	17,342	13,996	6,031	20,027
Residential construction	4,097	1,207	5,304	18,702	5,828	24,530	22,935	9,039	31,974
Consumer installment	520	-	520	795	-	795	906	-	906
Total NPAs	$26,088	$4,467	$30,555	$109,894	$18,264	$128,158	$115,001	$26,958	$141,959
Balance as a % of
Unpaid Principal	61.6%	41.5%	57.6%	69.5%	39.7%	62.8%	68.8%	36.4%	58.8%

BY MARKET
North Georgia	$13,652	$1,726	$15,378	$69,950	$8,219	$78,169	$72,211	$14,582	$86,793
Atlanta MSA	3,096	1,026	4,122	18,556	3,442	21,998	21,349	5,926	27,275
North Carolina	5,680	762	6,442	11,014	2,579	13,593	9,622	2,771	12,393
Coastal Georgia	995	928	1,923	3,810	1,609	5,419	6,822	864	7,686
Gainesville MSA	1,036	-	1,036	903	556	1,459	840	1,328	2,168
East Tennessee	1,629	25	1,654	5,661	1,859	7,520	4,157	1,487	5,644
South Carolina	-	-	-	-	-	-	-	-	-
Total NPAs	$26,088	$4,467	$30,555	$109,894	$18,264	$128,158	$115,001	$26,958	$141,959

(1) Excludes non-performing loans and foreclosed properties covered by the loss-sharing agreement with the FDIC, related to the acquisition of SCB.

Nonperforming assets in the residential construction category were $5.30 million at September 30, 2013, compared with $32.0 million at September 30, 2012, a decrease of $26.7 million, or 83%.  Commercial nonperforming assets decreased from $89.1 million at September 30, 2012 to $10.1 million at September 30, 2013.  Residential mortgage nonperforming assets of $14.7 million decreased $5.37 million from September 30, 2012.  The second quarter of 2013 classified asset sales contributed to the decreases in all categories of nonperforming assets.

At September 30, 2013, December 31, 2012, and September 30, 2012, United had $87.3 million, $161 million and $166 million, respectively, in loans with terms that have been modified in troubled debt restructurings (“TDRs”).  Included therein were $7.48 million, $38.0 million and $28.0 million, respectively, of TDRs that were not performing in accordance with their modified terms and were included in nonperforming loans.  The remaining TDRs with an aggregate balance of $79.8 million, $123 million and $138 million, respectively, were performing according to their modified terms and are therefore not considered to be nonperforming assets.

At September 30, 2013, December 31, 2012, and September 30, 2012, there were $105 million, $253 million and $269 million, respectively, of loans classified as impaired under the definition outlined in the Accounting Standards Codification including TDRs which are by definition considered impaired.  Included in impaired loans at September 30, 2013, December 31, 2012 and September 30, 2012 was $32.8 million, $157 million and $174 million, respectively, that did not require specific reserves or had previously been charged down to net realizable value.  The balance of impaired loans at September 30, 2013, December 31, 2012 and September 30, 2012 of $72.5 million, $95.8 million and $94.4 million, respectively, had specific reserves that totaled $5.35 million, $11.6 million and $12.9 million, respectively.  The average recorded investment in impaired loans for the third quarters of 2013 and 2012 was $106 million and $276 million, respectively.  For the first nine months of 2013 and 2012, the average recorded investment in impaired loans was $134 million and $281 million, respectively.  For the three and nine months ended September 30, 2013, United recognized $2.48 million and $5.50 million, respectively, in interest revenue on impaired loans compared to $2.11 million and $6.80 million for the same periods of the prior year. United’s policy is to discontinue the recognition of interest revenue for loans classified as impaired under ASC 310-10-35, Receivables, when a loan meets the criteria for nonaccrual status.  Impaired loans decreased 61% from September 30, 2012 to September 30, 2013, primarily due to the second quarter 2013 classified asset sales.

The table below summarizes activity in nonperforming assets by quarter.  Assets covered by loss sharing agreements with the FDIC, related to the acquisition of SCB, are not included in this table.

Table 12 - Activity in Nonperforming Assets by Quarter
(in thousands)

	Third Quarter 2013 (1)			Third Quarter 2012 (1)
	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total
	Loans	Properties	NPAs	Loans	Properties	NPAs

Beginning Balance	$27,864	$3,936	$31,800	$115,340	$30,421	$145,761
Loans placed on non-accrual	9,959	-	9,959	30,535	-	30,535
Payments received	(3,601)	-	(3,601)	(3,646)	-	(3,646)
Loan charge-offs	(5,395)	-	(5,395)	(19,227)	-	(19,227)
Foreclosures	(2,739)	2,739	-	(8,001)	8,001	-
Capitalized costs	-	7	7	-	102	102
Property sales	-	(2,534)	(2,534)	-	(8,822)	(8,822)
Write downs	-	(329)	(329)	-	(2,394)	(2,394)
Net losses on sales	-	648	648	-	(350)	(350)
Ending Balance	$26,088	$4,467	$30,555	$115,001	$26,958	$141,959

	First Nine Months 2013 (1)			First Nine Months 2012 (1)
	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total
	Loans	Properties	NPAs	Loans	Properties	NPAs

Beginning Balance	$109,894	$18,264	$128,158	$127,479	$32,859	$160,338
Loans placed on non-accrual	32,824	-	32,824	92,336	-	92,336
Payments received	(58,347)	-	(58,347)	(24,618)	-	(24,618)
Loan charge-offs	(39,823)	-	(39,823)	(53,342)	-	(53,342)
Foreclosures	(18,460)	18,460	-	(26,854)	26,854	-
Capitalized costs	-	116	116	-	846	846
Property sales	-	(27,232)	(27,232)	-	(27,914)	(27,914)
Write downs	-	(2,739)	(2,739)	-	(5,513)	(5,513)
Net losses on sales	-	(2,402)	(2,402)	-	(174)	(174)
Ending Balance	$26,088	$4,467	$30,555	$115,001	$26,958	$141,959

(1) Excludes non-performing loans and foreclosed properties covered by the loss-sharing agreement with the FDIC, related to the acquisition of SCB.

Foreclosed property is initially recorded at fair value, less estimated costs to sell.  If the fair value, less estimated costs to sell at the time of foreclosure, is less than the loan balance, the deficiency is charged against the allowance for loan losses.  If the lesser of fair value, less estimated costs to sell or the listed selling price, less the costs to sell, of the foreclosed property decreases during the holding period, a valuation allowance is established with a charge to foreclosed property expense.  When the foreclosed property is sold, a gain or loss is recognized on the sale for the difference between the sales proceeds and the carrying amount of the property.  Financed sales of foreclosed property are accounted for in accordance with ASC 360-20, Real Estate Sales.  For the third quarter of 2013, United transferred $2.74 million of loans into foreclosed property through foreclosures.  During the same period, proceeds from sales of foreclosed property were $2.53 million, which includes $300,000 in sales that were financed by United.

Investment Securities

The composition of the investment securities portfolio reflects United’s investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of revenue.  The investment securities portfolio also provides a balance to interest rate risk and credit risk in other categories of the balance sheet while providing a vehicle for the investment of available funds, furnishing liquidity, and supplying securities to pledge as required collateral for certain deposits.  Total investment securities at September 30, 2013 increased $144 million from a year ago.

At September 30, 2013, United had securities held-to-maturity with a carrying amount of $206 million and securities available-for-sale totaling $1.96 billion. At September 30, 2013, December 31, 2012, and September 30, 2012, the securities portfolio represented approximately 30%, 31% and 30% of total assets, respectively.

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

At both September 30, 2013 and 2012, 39% of the securities portfolio was invested in floating-rate securities or fixed-rate securities that were swapped to floating rates in order to manage exposure to rising interest rates.

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

Deposits

United has initiated several programs to improve core earnings by growing customer transaction deposit accounts and lowering overall pricing on deposit accounts to improve its net interest margin and increase net interest revenue.  The programs were successful in increasing core transaction deposit accounts and allowing for the reduction of more costly time deposit balances as United’s funding needs decreased due to lower loan demand.  United has continued to pursue customer transaction deposits by stressing its high customer satisfaction scores.

Total customer deposits, excluding brokered deposits, as of September 30, 2013 were $5.69 billion, an increase of $94.3 million from September 30, 2012.  Total core deposits (demand, NOW, money market and savings deposits, excluding public funds deposits) of $3.42 billion increased $278 million, or 9%, from a year ago.  Total non-interest-bearing demand deposit accounts of $1.42 billion increased $208 million, or 17%, due to the success of core deposit programs.  Also impacted by the programs were NOW, money market and savings accounts of $2.73 billion, which increased $193 million, or 8%, from September 30, 2012.

Total time deposits, excluding brokered deposits, as of September 30, 2013 were $1.55 billion, down $306 million from September 30, 2012.  Time deposits less than $100,000 totaled $925 million, a decrease of $199 million, or 18%, from a year ago.  Time deposits of $100,000 and greater totaled $624 million as of September 30, 2013, a decrease of $108 million, or 15%, from September 30, 2012.  United continued to offer low rates on certificates of deposit, allowing balances to decline as United’s funding needs declined due to weak loan demand and a shift to lower cost transaction account deposits.

Brokered deposits totaled $419 million as of September 30, 2013, an increase of $196 million from a year ago.  We have actively added long-term deposits which are swapped to LIBOR minus a spread to diversify our deposit base with low cost funding.

Wholesale Funding

The Bank is a shareholder in the Federal Home Loan Bank of Atlanta (“FHLB”).  Through this affiliation, FHLB secured advances totaled $125,000 and $50.1 million, respectively, as of September 30, 2013 and 2012.  United anticipates continued use of this short and long-term source of funds.  Additional information regarding FHLB advances is provided in Note 12 to the consolidated financial statements included in United’s Annual Report on Form 10-K for the year ended December 31, 2012.

At September 30, 2013 and 2012, United had $53.8 million and $53.2 million, respectively, in other short-term borrowings outstanding. United takes advantage of these additional sources of liquidity when rates are favorable compared to other forms of short-term borrowings, such as FHLB advances and brokered deposits.

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

United’s policy is based on the 12-month impact on net interest revenue of interest rate shocks and ramps that increase or decrease from 100 to 300 basis points from the base scenario.  In the shock scenarios, rates immediately change the full amount at the scenario onset.  In the ramp scenarios, rates change by 25 basis points per month.  United’s policy limits the change in net interest revenue over the first 12 months to a 5% decrease for each 100 basis point change in the increasing and decreasing rate ramp and shock scenarios.  Historically low rates on September 30, 2013 and 2012 made use of the down scenarios problematic.  The following table presents United’s interest sensitivity position at September 30, 2013 and 2012.

Table 13 - Interest Sensitivity

	Increase (Decrease) in Net Interest Revenue from Base Scenario at September 30,
	2013		2012
Change in Rates	Shock	Ramp	Shock	Ramp
200 basis point increase	5.9%	6.1%	5.3%	2.3%
25 basis point decrease	(3.4)	(3.4)	(1.1)	(1.1)

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

The following table presents United’s active derivative contracts used for hedging purposes.

 Table 14 - Derivative Financial Instruments Designated as Hedges
 (in thousands)
	Hedge Designation		Current Notional	Trade Date	Effective Date	Maturity Date			Fair Value (F)
Type of Instrument		Hedged Item					Pay Rate	Receive Rate	Asset	Liability

Receive Fixed Cancellable Swap	Fair Value	Brokered CD	$ 15,000	10/12/11	11/10/11	11/10/31	3 mo. LIBOR - 60 bps	Steepener (A)	$-	$1,903
Receive Fixed Cancellable Swap	Fair Value	Brokered CD	17,000	02/14/12	02/27/12	08/27/27	3 mo. LIBOR - 45 bps	2.00% to 10.00% (B)	-	723
Receive Fixed Cancellable Swap	Fair Value	Brokered CD	15,500	03/05/12	03/23/12	09/23/27	3 mo. LIBOR - 45 bps	2.25% to 10.00% (B)	-	648
Receive Fixed Cancellable Swap	Fair Value	Brokered CD	12,500	05/16/12	06/08/12	06/08/32	3 mo. LIBOR - 43 bps	2.25% to 10.00% (B)	-	802
Receive Fixed Cancellable Swap	Fair Value	Brokered CD	13,000	06/12/12	06/28/12	06/28/32	3 mo. LIBOR - 38.5 bps	2.30% to 10.00% (B)	-	998
Receive Fixed Cancellable Swap	Fair Value	Brokered CD	12,500	07/03/12	07/27/12	07/27/32	3 mo. LIBOR - 38.5 bps	2.25% to 10.00% (B)	-	975
Receive Fixed Cancellable Swap	Fair Value	Brokered CD	12,000	08/01/12	08/23/12	08/23/32	3 mo. LIBOR - 38.25 bps	2.30% to 11.00% (B)	-	1,237
Receive Fixed Cancellable Swap	Fair Value	Brokered CD	10,000	08/29/12	09/24/12	09/24/12	3 mo. LIBOR - 38 bps	2.40% to 11.00% (B)	-	892
Receive Fixed Cancellable Swap	Fair Value	Brokered CD	12,000	10/05/12	10/19/12	11/19/32	3 mo. LIBOR - 38 bps	2.40% to 11.00% (B)	-	1,096
Receive Fixed Cancellable Swap	Fair Value	Brokered CD	12,000	10/15/12	11/08/12	11/08/32	3 mo. LIBOR - 40 bps	2.30% to 11.00% (B)	-	1,223
Receive Fixed Cancellable Swap	Fair Value	Brokered CD	12,500	11/14/12	11/30/12	11/30/32	3 mo. LIBOR - 38 bps	2.20% to 11.00% (B)	-	1,400
Receive Fixed Cancellable Swap	Fair Value	Brokered CD	12,000	11/28/12	12/27/12	12/27/32	3 mo. LIBOR - 38 bps	2.25% to 11.00% (B)	-	1,324
Receive Fixed Cancellable Swap	Fair Value	Brokered CD	10,000	12/27/12	01/25/13	12/25/28	3 mo. LIBOR - 20.5 bps	2.15% to 8.00% (B)	-	824
Receive Fixed Cancellable Swap	Fair Value	Brokered CD	13,000	01/17/13	02/15/13	02/15/23	3 mo. LIBOR - 20 bps	1.50% to 5.50% (B)	-	656
Receive Fixed Cancellable Swap	Fair Value	Brokered CD	10,000	01/25/13	02/28/13	02/28/28	3 mo. LIBOR - 20.5 bps	2.20% to 8.00% (B)	-	739
Receive Fixed Cancellable Swap	Fair Value	Brokered CD	10,000	01/25/13	02/21/13	02/21/18	3 mo. LIBOR - 20.5 bps	.50% to 2.75% (B)	-	142
Receive Fixed Cancellable Swap	Fair Value	Brokered CD	50,000	06/04/13	06/28/13	06/28/33	3 mo. LIBOR - 67.5 bps	Steepener (C)	-	8,967
Receive Fixed Cancellable Swap	Fair Value	Brokered CD	26,500	07/22/13	08/23/13	08/23/33	3 mo. LIBOR - 68 bps	Steepener (D)	-	2,923
Receive Fixed Cancellable Swap	Fair Value	Brokered CD	25,000	09/25/13	09/30/13	09/30/13	3 mo. LIBOR - 65 bps	Steepener (E)	-	1,276
Pay Fixed Swap	Fair Value	Corporate Bond	11,000	03/13/13	03/18/13	02/13/23	3.45000%	3 mo. LIBOR	391	-
Pay Fixed Swap	Fair Value	Corporate Bond	10,000	03/15/13	03/20/13	02/09/23	3.10000%	3 mo. LIBOR	601	-
Pay Fixed Swap	Fair Value	Corporate Bond	10,000	04/19/13	04/24/13	09/07/22	3.15000%	3 mo. LIBOR	523	-
Pay Fixed Swap	Fair Value	Corporate Bond	10,000	04/22/13	04/25/13	01/24/22	5.75000%	3 mo. LIBOR	-	1,175
Pay Fixed Swap	Fair Value	Corporate Bond	10,000	04/25/13	05/01/13	05/01/23	3.37500%	3 mo. LIBOR	731	-
Pay Fixed Swap	Fair Value	Corporate Bond	10,000	05/29/13	06/03/13	01/24/22	5.70000%	3 mo. LIBOR	-	1,264
Pay Fixed Swap	Fair Value	Corporate Bond	10,000	05/30/13	06/04/13	01/14/22	4.50000%	3 mo. LIBOR	-	586
Pay Fixed Swap	Fair Value	Corporate Bond	15,000	06/18/13	06/21/13	06/15/23	3.62500%	3 mo. LIBOR	463	-
Pay Fixed Swap	Cash Flow	Short-Term Debt	50,000	04/02/12	04/07/14	04/07/17	1.69500%	3 mo. LIBOR	-	959
Pay Fixed Swap	Cash Flow	Short-Term Debt	50,000	04/02/12	04/21/14	04/21/17	1.72125%	3 mo. LIBOR	-	958
Pay Fixed Swap	Cash Flow	Short-Term Debt	100,000	04/10/12	03/03/14	03/01/17	1.43750%	3 mo. LIBOR	-	1,330
Pay Fixed Swap	Cash Flow	Money Market Deposts	100,000	05/02/12	05/01/14	05/01/19	1.88750%	1 mo. LIBOR	-	431
Pay Fixed Swap	Cash Flow	Money Market Deposts	100,000	05/31/12	07/01/14	07/01/18	1.39250%	1 mo. LIBOR	625	-
Pay Fixed Swap	Cash Flow	Money Market Deposts	175,000	04/04/13	04/01/15	06/30/13	1.61830%	1 mo. LIBOR	2,955	-
Total Hedging Positions			$961,500						$6,289	$35,451

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

(C) Receive rate is fixed at 7.00% to 6/28/14 then 4 * ((30-year Constant Maturity Swap rate - 5-year Constant Maturity Swap rate) - 70 basis points), capped at 7.00% and floored at 0.00%.  Swap is callable by counterparty on June 28, 2014 and quarterly thereafter on the 28th with 15 calendar days notice.  Notional value decreases at set intervals.

(D) Receive rate is fixed at 10.00% to 8/23/14 then 4 * ((30-year Constant Maturity Swap rate - 5-year Constant Maturity Swap rate) - 55 basis points), capped at 10.00% and floored at 0.00%.  Swap is callable by counterparty on August 23, 2014 and quarterly thereafter on the 23rd with 15 calendar days notice.  Notional value decreases at set intervals.

(E) Receive rate is fixed at 9.00% to 9/30/14 then 4 * ((30-year Constant Maturity Swap rate - 2-year Constant Maturity Swap rate) - 87.5 basis points), capped at 9.00% and floored at 0.00%.  Swap is callable by counterparty on September 30, 2014 and quarterly thereafter on the 30th with 15 calendar days notice.  Notional value decreases at set intervals.

(F) Fair value does not include accrued interest.

From time to time, United will terminate swap or floor positions when conditions change and the position is no longer necessary to manage United’s overall sensitivity to changes in interest rates.  In those situations where the terminated contract was in an effective hedging relationship at the time of termination and the hedging relationship is expected to remain effective throughout the original term of the contract, the resulting gain or loss is amortized over the remaining life of the original contract.  For swap contracts, the gain or loss is amortized over the remaining original contract term using the straight line method of amortization.  At September 30, 2013, United had no gains or losses from terminated derivative positions included in other comprehensive income that will be amortized into earnings over their remaining original contract terms.  In addition, United’s forward starting active cash flow hedges of floating rate liabilities will begin to become effective over the next twelve months.  United expects that $2.24 million will be reclassified as an increase to deposit interest expense over the next twelve months related to these cash flow hedges.

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

In addition, because United is a separate entity and apart from the Bank, it must provide for its own liquidity.  United is responsible for the payment of dividends declared for its common and preferred shareholders, and interest and principal on any outstanding debt or trust preferred securities.  United currently has internal capital resources to meet these obligations.

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

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and the maturities and sales of securities, as well as the ability to use these as collateral for borrowings on a secured basis.  We also maintain excess funds in short-term interest-bearing assets that provide additional liquidity.  Mortgage loans held for sale totaled $12.0 million at September 30, 2013, and typically turn over every 45 days as the closed loans are sold to investors in the secondary market.

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

At September 30, 2013, United had cash and cash equivalent balances of $264 million and had sufficient qualifying collateral to increase FHLB advances by $1.11 billion and Federal Reserve discount window capacity of $599 million.  United also has the ability to raise substantial funds through brokered deposits.  In addition to these wholesale sources, United has the ability to attract retail deposits at any time by competing more aggressively on pricing.

As disclosed in United’s consolidated statement of cash flows, net cash provided by operating activities was $162 million for the nine months ended September 30, 2013.  The net income of $257 million for the nine month period included the deferred income tax benefit of $250 million, and non-cash expenses for the following: provision for loan losses of $65.5 million; depreciation, amortization and accretion of $20.8 million and losses and write downs on foreclosed property of $5.14 million.  In addition, other assets decreased $16.2 million primarily due to amounts received on assets covered by loss sharing agreements.  Mortgage loans held for sale decreased 16.8 million.  Net cash used in investing activities of $288 million consisted primarily of a $289 million increase in loans and purchases of securities totaling $583 million, partially offset by the proceeds from sales, maturities and calls of securities of $466 million, proceeds from note sales of $92 million and proceeds from sales of foreclosed properties of $24 million.  Net cash provided by financing activities of $139 million consisted primarily of a $161 million increase in deposits and a $40 million net decrease in FHLB advances.  Cash from financing activities was also increased by $19.4 million in proceeds from a warrant exercise. In the opinion of management, United’s liquidity position at September 30, 2013, was sufficient to meet its expected cash flow requirements.

Capital Resources and Dividends

Shareholders’ equity at September 30, 2013 was $852 million, an increase of $271 million from December 31, 2012.  Accumulated other comprehensive loss, which includes unrealized gains and losses on securities available-for-sale, the unrealized gains and losses on derivatives qualifying as cash flow hedges and unamortized prior service cost and actuarial gains and losses on United’s modified retirement plan, is excluded in the calculation of regulatory capital adequacy ratios.  Excluding the change in the accumulated other comprehensive income, shareholders’ equity increased $271 million from December 31, 2012.

United accrued $3.06 million and $9.17 million, respectively, in dividends, including accretion of discounts, on Series A, Series B and Series D preferred stock in the third quarter and first nine months of 2013.

In 2010, United granted warrants to Fletcher International Ltd. (“Fletcher”) to purchase common stock equivalent junior preferred stock that would be convertible into 1,411,765 common shares, exercisable at a price equivalent to $21.25 per share.  United has received purported partial warrant exercise notices from Fletcher with respect to its warrants that include incorrect calculations of the number of settlement shares Fletcher would receive upon exercise.  On June 17, 2011, United completed a reclassification of its common stock in the form of 1-for-5 reverse stock split, or recombination.  United believes that any current exercise of Fletcher’s warrants would not result in the issuance of any settlement shares because the warrants may only be exercised for net shares via a cashless exercise formula, and the reverse stock split-adjusted market price component of that formula does not exceed the exercise price to yield any net shares. United responded to Fletcher with United’s calculations related to the warrants.

On August 12, 2013, the Elm Ridge Parties elected to exercise warrants to purchase an aggregate 1,551,126 shares of United’s common stock at a price of $12.50 per share.  United recognized net proceeds of approximately $19.4 million as a result of the exercises.

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

The Bank is currently subject to the informal Bank MOU.  The Bank MOU requires, among other things, that the Bank maintain its Tier 1 leverage ratio at not less than 8% and its total risk-based capital ratio at not less than 10% during the life of the Bank MOU. Additionally, the Bank MOU requires, among other things, that prior to declaring or paying any cash dividends to United, the Bank must obtain the written consent of its regulators.  The Bank believes it is in compliance with all requirements of the Bank MOU.

United’s common stock trades on the Nasdaq Global Select Market under the symbol “UCBI”.  Below is a quarterly schedule of high, low and closing stock prices and average daily volume for 2013 and 2012.

Table 15 - Stock Price Information

	2013				2012
	High	Low	Close	Avg Daily Volume	High	Low	Close	Avg Daily Volume
First quarter	$11.57	$9.59	$11.34	195,803	$10.30	$6.37	$9.75	142,987
Second quarter	12.94	10.15	12.42	184,922	9.77	7.76	8.57	145,132
Third quarter	16.04	12.15	14.99	341,270	8.82	6.12	8.39	329,475
Fourth quarter					9.49	8.01	9.44	202,871

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

The following table shows United’s capital ratios, as calculated under regulatory guidelines, at September 30, 2013, December 31, 2012 and September 30, 2012.

Table 16 - Capital Ratios
(dollars in thousands)
	Regulatory Guidelines		United Community Banks, Inc. (Consolidated)			United Community Bank

		Well	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,
	Minimum	Capitalized	2013	2012	2012	2013	2012	2012
Risk-based ratios:
Tier 1 capital	4.0%	6.0%	14.21%	14.16%	14.26%	14.48%	14.48%	14.47%
Total capital	8.0	10.0	15.47	15.73	15.83	15.74	15.74	15.73
Leverage ratio	3.0	5.0	10.03	9.64	9.76	10.17	9.86	9.92

Tier 1 capital			$695,802	$652,692	$648,499	$704,591	$666,585	$658,020
Total capital			757,231	724,915	719,990	765,646	724,738	715,492

United’s Tier 1 capital excludes other comprehensive income, and consists of shareholders’ equity and qualifying capital securities, less goodwill and deposit-based intangibles.  Tier 2 capital components include supplemental capital items such as a qualifying allowance for loan losses and qualifying subordinated debt.  Tier 1 capital plus Tier 2 capital components is referred to as Total Risk-Based capital.

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

United’s management believes the effect of inflation on financial results depends on United's ability to react to changes in interest rates, and by such reaction, reduce the inflationary effect on performance.  United has an asset/liability management program to manage interest rate sensitivity.  In addition, periodic reviews of banking services and products are conducted to adjust pricing in view of current and expected costs.

Item 3.                      Quantitative and Qualitative Disclosure About Market Risk

There have been no material changes in United’s quantitative and qualitative disclosures about market risk as of September 30, 2013 from that presented in the Annual Report on Form 10-K for the year ended December 31, 2012.  The interest rate sensitivity position at September 30, 2013 is included in management’s discussion and analysis on page 57 of this report.

Item 4.                      Controls and Procedures

United’s management, including the Chief Executive Officer and Chief Financial Officer, supervised and participated in an evaluation of United’s disclosure controls and procedures as of September 30, 2013.  Based on, and as of the date of that evaluation, United’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective in accumulating and communicating information to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures of that information under the SEC’s rules and forms and that the disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports that are filed or submitted by United under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Item 1A.             Risk Factors

There have been no material changes from the risk factors previously disclosed in United’s Annual Report on Form 10-K for the year ended December 31, 2012 and Quarterly Report on Form 10-Q for the period ended June 30, 2013, except for the following:

We could be subject to changes in tax laws, regulations and interpretations or challenges to our income tax provision.

We compute our income tax provision based on enacted tax rates in the jurisdictions in which we operate.  Any change in enacted tax laws, rules or regulatory or judicial interpretations, any adverse outcome in connection with tax audits in any jurisdiction or any change in the pronouncements relating to accounting for income taxes could adversely affect our effective tax rate, tax payments and results of operations.  In addition, changes in enacted tax laws, such as the adoption of a lower income tax rate in any of the jurisdictions in which we operate, could impact our ability to obtain the future tax benefits represented by our deferred tax assets.

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

Date: November 7, 2013

