Form 10-K
period 2013-12-31
UNITED COMMUNITY BANKS INC
filed 2014-02-28
CIK 857855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $709,568,000 (based on shares held by non-affiliates at $12.42 per share, the closing stock price on the Nasdaq stock market on June 30, 2013).

As of January 31, 2014, 59,438,488 shares of common stock were issued and outstanding including 43,372,615 voting shares and 11,065,873 non-voting shares.  Also outstanding were presently exercisable options to acquire 361,122 shares, presently exercisable warrants to acquire 1,631,674 shares and 237,825 shares issuable under United Community Banks, Inc.’s deferred compensation plan.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2014 Annual Meeting of Shareholders are incorporated herein into Part III by reference.

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

To emphasize its commitment to community banking, United conducts substantially all of its operations through a community-focused operating model of separate “community banks”, which as of December 31, 2013, operated at 102 locations throughout north Georgia, the Atlanta-Sandy Springs-Roswell, Georgia metropolitan statistical area, the Gainesville, Georgia metropolitan statistical area, coastal Georgia, western North Carolina, east and central Tennessee and the Greenville-Anderson-Mauldin, South Carolina metropolitan statistical area. In 2012, United expanded into Greenville, South Carolina by opening a loan production office which has subsequently been converted to a full-service branch.  The community banks offer a full range of retail and corporate banking services, including checking, savings and time deposit accounts, secured and unsecured loans, wire transfers, brokerage services and other financial services, and are led by local bank presidents (referred to herein as the “Community Bank Presidents”) and management with significant experience in, and ties to, their communities.  Each of the Community Bank Presidents has authority, alone or with other local officers, to make most credit decisions.

The Bank, through its full-service retail mortgage lending division, United Community Mortgage Services (“UCMS”), is approved as a seller/servicer for the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and provides fixed and adjustable-rate home mortgages.  During 2013, the Bank originated $297 million of residential mortgage loans throughout its footprint in Georgia, North Carolina, Tennessee and South Carolina for the purchase of homes and to refinance existing mortgage debt.  Substantially all of these mortgages were sold into the secondary market without recourse to the Bank, other than for breaches of warranties.

The Bank owns an insurance agency, United Community Insurance Services, Inc. (“UCIS”), known as United Community Advisory Services, which is a subsidiary of the Bank.  United also owns a captive insurance subsidiary, United Community Risk Management Services, Inc. (“UCRMSI”) that provides risk management services for United’s subsidiaries.

United provides retail brokerage services through an affiliation with a third party broker/dealer.

Recent Developments

Preferred Stock Redemptions.  On December 31, 2013, United redeemed all of its outstanding Series A Non-Cumulative Preferred Stock (the “Series A Preferred Stock”) in the principal amount of $217,000.  The redemption price for shares of the Series A Preferred Stock was the stated value of $10 per share, plus any accrued and unpaid dividends that had been earned thereon through the redemption date.  Following the redemption, there are no shares of United’s Series A Preferred Stock outstanding.

On December 27, 2013, United redeemed $75 million of its $180 million in outstanding Fixed Rate Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”).  The Series B Preferred Stock was originally issued to the U.S. Department of the Treasury (“Treasury”) under the Troubled Asset Relief Program Capital Purchase Program (the “CPP”).  In the redemption, shares of the Series B Preferred Stock were redeemed from third parties that purchased the securities from Treasury in a private placement.  The redemption price for shares of the Series B Preferred Stock called for redemption was the stated liquidation value of $1,000 per share, plus accrued and unpaid dividends that had been earned thereon to, but not including, the redemption date.  As of December 31, 2013, $105 million of United’s Series B Preferred Stock was outstanding.  The remaining $105 million of United’s Series B Preferred Stock was redeemed on January 10, 2014 on comparable terms.  United funded both redemptions by utilizing cash on hand, cash dividends from the Bank and short-term debt.

Termination of Memorandums of Understanding.  In December 2013, the Georgia Department of Banking and Finance (the “DBF”) and the Federal Deposit Insurance Corporation (the “FDIC”) terminated their informal memorandum of understanding with the Bank (the “Bank MOU”).  The Bank MOU, which was entered into in April 2010, required, among other things, that the Bank maintain a Tier 1 leverage ratio of at least 8% and a total risk-based capital ratio of at least 10% and prohibited the Bank from declaring or paying any cash dividends to United without the prior approval of the DBF and the FDIC.

In January 2014, the Federal Reserve Bank of Atlanta and the DBF terminated their informal memorandum of understanding with United (the “Holding Company MOU”).  The Holding Company MOU, which was entered into in November 2011, provided, among other things, that United could not incur additional indebtedness, pay cash dividends, make payments on its trust preferred securities or subordinated indebtedness or repurchase outstanding stock without prior approval of the Federal Reserve Bank of Atlanta and the DBF.

Reverse Stock Split

On June 17, 2011, United completed a 1-for-5 reverse stock split, whereby each five shares of United’s common stock were reclassified into one share of common stock, and each five shares of United’s non-voting common stock was reclassified into one share of non-voting common stock.  All share and per share amounts for all periods presented in this report have been adjusted to reflect the reverse split as though it had occurred prior to the earliest period presented.

Forward-Looking Statements

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act’), and Section 21E of the Securities Exchange Act of 1934, (the “Exchange Act”), about United and its subsidiaries. These forward-looking statements are intended to be covered by the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical fact, and can be identified by the use of forward-looking terminology such as “believes”, “expects”, “may”, “will”, “could”, “should”, “projects”, “plans”, “goal”, “targets”, “potential”, “estimates”, “pro forma”, “seeks”, “intends”, or “anticipates” or the negative thereof or comparable terminology. Forward-looking statements include discussions of strategy, financial projections, guidance and estimates (including their underlying assumptions), statements regarding plans, objectives, expectations or consequences of various transactions, and statements about the future performance, operations, products and services of United and its subsidiaries. We caution our shareholders and other readers not to place undue reliance on such statements.

Our businesses and operations are and will be subject to a variety of risks, uncertainties and other factors. Consequently, actual results and experience may materially differ from those contained in any forward-looking statements. Such risks, uncertainties and other factors that could cause actual results and experience to differ from those projected include, but are not limited to, the following factors:

●	our ability to maintain profitability;
●	our ability to fully realize our deferred tax asset balances, including net operating loss carry-forwards;
●	the condition of the banking system and financial markets;
●	our ability to raise capital as may be necessary;
●	our ability to maintain liquidity or access other sources of funding;
●	changes in the cost and availability of funding;
●	the success of the local economies in which we operate;
●	our concentrations of residential and commercial construction and development loans and commercial real estate loans are subject to unique risks that could adversely affect our earnings;
●	changes in prevailing interest rates may negatively affect our net income and the value of our assets;
●	the accounting and reporting policies of United;
●	if our allowance for loan losses is not sufficient to cover actual loan losses;
●	losses due to fraudulent and negligent conduct of our loan customers, third party service providers or employees;
●	competition from financial institutions and other financial service providers;
●	risks with respect to future expansion and acquisitions;
●	if the conditions in the stock market, the public debt market and other capital markets deteriorate;
●	the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) and related regulations and other changes in financial services laws and regulations;
●	the costs and effects of litigation, examinations, investigations, or similar matters, or adverse facts and developments related thereto, including possible dilution;
●	regulatory or judicial proceedings, board resolutions, informal memorandums of understanding or formal enforcement actions imposed by regulators that may occur;
●	the risk that we may be required to increase the valuation allowance on our deferred tax asset in future periods;
●	the risk that we could have an “ownership change” under Section 382 of the Internal Revenue Code, which could impair our ability to timely and fully realize our deferred tax asset balance; and
●	the risk that we could be subject to changes in tax laws, regulations and interpretations or challenges to our income tax provision.

Additional information with respect to factors that may cause actual results to differ materially from those contemplated by such forward-looking statements may also be included in other reports that United files with the Securities and Exchange Commission (the “SEC”).  United cautions that the foregoing list of factors is not exclusive, and not to place undue reliance on forward-looking statements.  United does not intend to update any forward-looking statement, whether written or oral, relating to the matters discussed in this Form 10-K.

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

Competition

The market for banking and bank-related services is highly competitive.  United actively competes in its market areas, which include north Georgia, the Atlanta-Sandy Springs-Roswell, Georgia metropolitan statistical area, the Gainesville, Georgia metropolitan statistical area, coastal Georgia, western North Carolina, east and central Tennessee and the Greenville-Anderson-Mauldin, South Carolina metropolitan statistical area, with other providers of deposit and credit services.  These competitors include other commercial banks, savings banks, savings and loan associations, credit unions, mortgage companies, and brokerage firms.

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

Share of Local Deposit Markets by County - Banks and Savings Institutions

	Market Share					Rank in Market
	2013	2012	2011	2010	2009	2013	2012	2011	2010	2009
Atlanta, Georgia MSA
Bartow	11%	9%	12%	9%	8%	3	4	3	4	5
Carroll	7	6	6	5	4	5	6	6	7	7
Cherokee	4	5	4	4	4	9	9	9	9	9
Cobb	3	3	3	3	3	11	10	10	10	7
Coweta	2	2	2	2	3	11	10	10	10	10
Dawson	36	36	36	30	29	1	1	1	1	1
DeKalb	1	1	1	1	1	18	18	21	21	18
Douglas	2	2	2	1	1	12	12	11	13	13
Fayette	7	7	8	9	11	5	6	5	4	4
Forsyth	7	6	3	2	3	6	7	11	13	11
Fulton	1	1	1	1	1	20	20	20	18	20
Gwinnett	3	3	3	3	3	7	8	7	8	7
Henry	6	5	4	4	4	6	7	7	9	8
Newton	3	3	3	3	3	8	8	8	8	9
Paulding	4	5	5	3	2	9	6	7	8	12
Pickens	6	4	3	2	2	5	6	7	7	7
Rockdale	12	12	12	12	12	4	4	4	4	3
Walton	2	1	2	1	1	10	10	10	10	10
Gainesville, Georgia MSA
Hall	12	12	14	14	13	4	5	3	3	4
North Georgia
Chattooga	43	40	40	39	40	1	1	1	1	1
Fannin	50	49	52	49	50	1	1	1	1	1
Floyd	15	16	16	14	13	4	2	1	3	3
Gilmer	26	25	25	15	14	2	2	2	2	2
Habersham	23	22	20	16	14	2	2	2	3	3
Jackson	7	6	6	5	4	7	6	7	8	8
Lumpkin	29	29	29	28	29	2	2	2	2	1
Rabun	14	13	12	11	10	3	3	5	5	5
Towns	50	48	41	37	27	1	2	2	2	2
Union	84	83	84	86	88	1	1	1	1	1
White	48	44	46	43	39	1	1	1	1	1
Tennessee
Blount	1	1	2	2	3	12	11	11	11	11
Bradley	5	5	5	5	5	7	7	7	7	7
Knox	1	1	1	1	1	30	26	23	25	16
Loudon	15	13	14	14	16	3	3	3	3	3
McMinn	—	3	2	2	3	—	9	9	9	9
Monroe	3	4	4	3	4	8	7	7	8	7
Roane	9	8	8	8	10	5	6	6	6	4
Coastal Georgia
Chatham	2	1	1	1	1	9	10	10	10	11
Glynn	12	12	18	15	13	2	3	2	3	3
Ware	3	3	4	4	7	9	9	9	8	7
North Carolina
Avery	16	16	18	17	15	4	2	1	1	4
Cherokee	35	35	29	29	34	1	1	1	1	1
Clay	44	45	48	49	51	1	1	1	1	1
Graham	71	71	72	72	74	1	1	1	1	1
Haywood	11	10	10	11	12	6	5	5	5	4
Henderson	3	3	3	3	3	10	11	11	11	11
Jackson	28	25	25	25	24	1	1	1	1	1
Macon	7	8	8	8	9	5	5	6	5	4
Mitchell	34	36	37	34	32	1	1	1	1	1
Swain	17	21	25	30	28	2	2	2	2	2
Transylvania	14	15	14	13	14	3	3	3	4	3
Watauga	2	2	1	1	2	11	12	12	11	11
Yancey	20	18	20	19	17	2	2	2	2	4

Loans

The Bank makes both secured and unsecured loans to individuals, and businesses.  Secured loans include first and second real estate mortgage loans and commercial loans secured by non-real estate assets.  The Bank also makes direct installment loans to consumers on both a secured and unsecured basis.  At December 31, 2013, commercial (secured by real estate), commercial (commercial and industrial), commercial construction, residential mortgage, residential construction, and consumer installment loans represented approximately 41%, 11%, 3%, 30%, 8% and 7%, respectively, of United’s total loan portfolio.

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

Commercial construction	Inadequate long-term financing arrangements; inventory levels; cost overruns, changes in market demand for property.

Residential mortgage	Loan portfolio concentrations; changes in general economic conditions or in the local economy; loss of borrower’s employment; insufficient collateral value due to decline in property value.
Residential construction	Inadequate long-term financing arrangements; inventory levels; cost overruns, changes in market demand for property; rising interest rates.

Consumer installment	Loss of borrower’s employment; changes in local economy; the inability to monitor collateral.

Lending Policy

The Bank makes loans primarily to persons or businesses that reside, work, own property, or operate in its primary market areas.  Unsecured loans are generally made only to persons who qualify for such credit based on their credit history, net worth, income and liquidity.  Secured loans are made to persons who are well established and have the credit history, net worth, collateral, and cash flow to support the loan.  Exceptions to the Bank’s policies are permitted on a case-by-case basis.  Major policy exceptions require the approving officer to document the reason for the exception.  Loans exceeding the lending officer’s credit limit must be approved through the credit approval process involving Regional Credit Managers.  Consumer loans are approved through the centralized consumer credit centers.

United’s Credit Administration department provides each lending officer with written guidelines for lending activities as approved by the Bank’s Board of Directors.  Limited lending authority is delegated to lending officers by Credit Administration as authorized by the Bank’s Board of Directors.  Loans in excess of individual officer credit authority must be approved by a senior officer with sufficient approval authority delegated by Credit Administration as authorized by the Bank’s Board of Directors.  At December 31, 2013, the Bank’s legal lending limit was $215 million; however, the Board of Directors has established an internal lending limit of $25 million.  All loans to borrowers for any individual real estate project that exceeds $15 million or whose total aggregate borrowing relationship exceed $20 million require the approval of two Bank directors and must be reported quarterly to the Bank’s Board of Directors for ratification.

Commercial Lending

United utilizes its Regional Credit Managers to provide credit administration support for commercial loans to the Bank as needed.  The Regional Credit Managers have joint lending approval authority with the Community Bank Presidents within varying limits set by Credit Administration based on characteristics of each market.  The Regional Credit Managers also provide credit underwriting support as needed by the community banks they serve.

Consumer Credit Center

United has implemented a centralized consumer credit center that provides underwriting, regulatory disclosure and document preparation for all consumer loan requests originated by the bank’s market lenders. Requests are processed through an automated loan origination software platform.

Loan Review and Nonperforming Assets

The Loan Review Department of United reviews, or engages an independent third party to review, the Bank’s loan portfolio on an ongoing basis to identify any weaknesses in the portfolio and to assess the general quality of credit underwriting. The results of such reviews are presented to Executive Management, the Community Bank Presidents, Credit Administration Management and the Audit Committee of the Board of Directors.  If an individual loan or credit relationship has a material weakness identified during the review process, the risk rating of the loan, or generally all loans comprising that credit relationship, will be downgraded to the classification that most closely matches the current risk level.  The review process also provides for the upgrade of loans that show improvement since the last review.  Since each loan in a credit relationship may have a different credit structure, collateral, and source of repayment, different loans in a relationship can be assigned different risk ratings.  Under United’s 10-tier loan grading system for commercial loans, grades 1 through 6 are considered “pass” (acceptable) credit risk, grade 7 is a “watch” rating, and grades 8 through 10 are “adversely classified” credits that require management’s attention.  The entire 10-grade rating scale provides for a higher numeric rating for increased risk.  For example, a risk rating of 1 is the least risky of all credits and would be typical of a loan that is 100% secured by a deposit at the Bank.  Risk ratings of 2 through 6 in the pass category each have incrementally more risk.  The four watch list credit ratings and rating definitions are:

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

In addition, Credit Administration, with supervision and input from Accounting, prepares a quarterly analysis to determine the adequacy of the Allowance for Credit Losses (“ACL”).  The ACL is comprised of the allowance for loan losses and the allowance for unfunded commitments. The allowance for loan losses analysis starts with total loans and subtracts loans fully secured by deposit accounts at the Bank, which effectively have no risk of loss.  Next, all loans that are considered impaired are individually reviewed and assigned a specific reserve if one is warranted.  Most collateral dependent impaired loans with specific reserves are charged down to net realizable value.  The remaining loan balance for each major loan category is then multiplied by its respective loss factor that is derived from the average historical loss rate for the preceding two year period, weighted toward the most recent quarters, and adjusted to reflect current economic conditions.  Loss factors for these loans are determined based on historical loss experience by type of loan.  The unallocated portion of the allowance is maintained due to imprecision in estimating loss factors and economic and other conditions that cannot be entirely quantified in the analysis.

Asset/Liability Committee

United’s Asset Liability Management Committee (“ALCO”) is composed of executive officers and the Treasurer of United.  ALCO is charged with managing the assets and liabilities of United and the Bank.  ALCO’s primary role is to balance asset growth and income generation with the prudent management of interest rate risk, market risk and liquidity risk and with the need to maintain appropriate levels of capital.  ALCO directs the Bank’s overall balance sheet strategy, including the acquisition and investment of funds.  At regular meetings, the committee reviews the interest rate sensitivity and liquidity positions, including stress scenarios, the net interest margin, the investment portfolio, the funding mix and other variables, such as regulatory changes, monetary policy adjustments and the overall state of the economy.  A more comprehensive discussion of United’s asset/liability management and interest rate risk is contained in the Management’s Discussion and Analysis (Part II, Item 7) and Quantitative and Qualitative Disclosures About Market Risk (Part II, Item 7A) sections of this report.

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

Employees

As of December 31, 2013, United and its subsidiaries had 1,472 full-time equivalent employees.  Neither United nor any of its subsidiaries are a party to any collective bargaining agreement and management believes that employee relations are good.

Available Information

United’s Internet website address is www.ucbi.com.  United makes available free of charge through its website Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after they are filed with, or furnished to, the SEC.

Supervision and Regulation

The following is an explanation of the supervision and regulation of United and the Bank as financial institutions.  This explanation does not purport to describe state, federal or Nasdaq Stock Market supervision and regulation of general business corporations or Nasdaq listed companies.

General.  United is a registered bank holding company subject to regulation by the Federal Reserve under the BHC Act.  United is required to file annual and quarterly financial information with the Federal Reserve and is subject to periodic examination by the Federal Reserve.

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

Under this legislation, the Federal Reserve serves as the primary “umbrella” regulator of financial holding companies with supervisory authority over each parent company and limited authority over its subsidiaries.  The primary regulator of each subsidiary of a financial holding company will depend on the type of activity conducted by the subsidiary.  For example, broker-dealer subsidiaries will be regulated largely by securities regulators and insurance subsidiaries will be regulated largely by insurance authorities.

United has no current plans to register as a financial holding company.

United must also register with the DBF and file periodic information with the DBF.  As part of such registration, the DBF requires information with respect to the financial condition, operations, management and intercompany relationship of United and the Bank and related matters.  The DBF may also require such other information as is necessary to keep itself informed concerning compliance with Georgia law and the regulations and orders issued thereunder by the DBF, and the DBF may examine United and the Bank.  Although the Bank operates branches in North Carolina, east and central Tennessee and Greenville, South Carolina; neither the North Carolina Banking Commission, the Tennessee Department of Financial Institutions (the “TDFI”), nor the South Carolina Commissioner of Banking examines or directly regulates out-of-state holding companies.

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

Due to our accumulated deficit (negative retained earnings), the Bank does not have the ability to pay cash dividends to United in 2014 without the approval of the DBF.  During the fourth quarter of 2013, the Bank paid a cash dividend of $50.0 million to United. United did not pay cash dividends on its common stock in 2013.

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

The Federal Reserve and the FDIC have implemented substantially identical risk-based rules for assessing bank and bank holding company capital adequacy.  These regulations establish minimum capital standards in relation to assets and off-balance sheet exposures as adjusted for credit risk.  Banks and bank holding companies are required to have (1) a minimum level of total capital to risk-weighted assets of 8%; and (2) a minimum ratio of Tier 1 capital to risk-weighted assets of 4%.  In addition, the Federal Reserve and the FDIC have established a minimum 3% leverage ratio of Tier 1 capital to quarterly average total assets for the most highly-rated banks and bank holding companies.  “Total capital” is composed of Tier 1 capital and Tier 2 capital.  “Tier 1 capital” includes common equity, retained earnings, qualifying non-cumulative perpetual preferred stock, a limited amount of qualifying cumulative perpetual stock at the holding company level, minority interests in equity accounts of consolidated subsidiaries, less goodwill, most intangible assets and certain other assets.  “Tier 2 capital” includes, among other things, perpetual preferred stock and related surplus not meeting the Tier 1 capital definition, qualifying mandatorily convertible debt securities, qualifying subordinated debt and allowances for possible loan and lease losses, subject to limitations.  The Federal Reserve and the FDIC use the leverage ratio in tandem with the risk-based ratio to assess the capital adequacy of banks and bank holding companies.  The Federal Reserve will require a bank holding company to maintain a leverage ratio greater than 4% if it is experiencing or anticipating significant growth or is operating with less than well-diversified risks in the opinion of the Federal Reserve.  The FDIC, the Office of the Comptroller of the Currency (the “OCC”) and the Federal Reserve require banks to maintain capital well above minimum levels.

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

As of December 31, 2013, the FDIC categorized the Bank as “well-capitalized” under current regulations.

In July 2013, the Federal Reserve published the Basel III Capital Rules establishing a new comprehensive capital framework applicable to all depository institutions, bank holding companies with total consolidated assets of $500 million or more and all and savings and loan holding companies except for those that are substantially engaged in insurance underwriting or commercial activities (collectively, “banking organizations”).  The rules implement the December 2010 framework proposed by the Basel Committee on Banking Supervision (the “Basel Committee”), known as “Basel III”, for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act.

The Basel III Capital Rules substantially revise the foregoing risk-based capital requirements applicable to bank holding companies and depository institutions, including United and the Bank, compared to the current U.S. risk-based capital rules. The Basel III Capital Rules:

●	define the components of capital and address other issues affecting the numerator in banking institutions’ regulatory capital ratios;

●
address risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios and replace the existing risk-weighting approach, which was derived from the Basel I capital accords of the Basel Committee, with a more risk-sensitive approach based, in part, on the standardized approach in the Basel Committee’s 2004 “Basel II” capital accords;

●	introduce a new capital measure called “common equity Tier 1” (“CET1”);

●	specify that Tier 1 capital consists of CET1 and “additional Tier 1 capital” instruments meeting specified requirements; and

●	implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies’ rules.

The Basel III Capital Rules are effective for United and the Bank on January 1, 2015 subject to a phase in period.

When fully phased in on January 1, 2019, the Basel III Capital Rules will require United and the Bank to maintain;

●
a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7% upon full implementation);

●
a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation);

●
a minimum ratio of total capital (that is, Tier 1 plus Tier 2) to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation); and

●
a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average assets (as compared to a current minimum leverage ratio of 3% for banking organizations that either have the highest supervisory rating or have implemented the appropriate federal regulatory authority’s risk-adjusted measure for market risk).

The initial minimum capital ratios as of January 1, 2015 will be as follows:  (i) 4.5% CET1 to risk-weighted assets, (ii) 6.0% Tier 1 capital to risk-weighted assets, and (iii) 8.0% total capital to risk-weighted assets.

Effective January 1, 2015, the Basel III Capital Rules will also revise the FDIC’s current “prompt corrective action” regulations by (i) introducing a CET1 ratio requirement at each level (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category (other than critically undercapitalized), with the minimum Tier 1 capital ratio for well-capitalized status being 8.0% (as compared to the current 6.0%); and (iii) eliminating the current provision that provides that a bank with a composite supervisory rating of 1 may have a 3% leverage ratio and still be adequately capitalized.  The Basel III Capital Rules do not change the total risk-based capital requirement for any prompt corrective action category.

The Basel III Capital Rules provide for a number of deductions from and adjustments to CET1.  These include, for example, the requirement that mortgage servicing rights, deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1.  Under current capital standards, the effects of accumulated other comprehensive income items included in capital are excluded for the purposes of determining regulatory capital ratios.  Under the Basel III Capital Rules, the effects of certain accumulated other comprehensive items are not excluded; however, certain banking organizations, including United and the Bank, may make a one-time permanent election to continue to exclude these items.  United and the Bank expect to make this election in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of United’s available-for-sale securities portfolio.  The Basel III Capital Rules also eliminate the inclusion of certain instruments, such as trust preferred securities, from Tier 1 capital of bank holding companies.  Instruments issued prior to May 19, 2010 will be grandfathered for bank holding companies with consolidated assets of $15 billion or less (subject to the 25% of Tier 1 capital limit).

The “capital conservation buffer” is designed to absorb losses during periods of economic stress.  Banking organizations with a ratio of CET1 to risk-weighted assets above the minimum but below the conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

Implementation of the deductions and other adjustments to CET1 will begin on January 1, 2015 and will be phased-in over a four-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter).  The implementation of the capital conservation buffer will begin on January 1, 2016 at the 0.625% level and be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).

The Basel III Capital Rules prescribe a standardized approach for risk weightings that expand the risk-weighting categories from the current four Basel I-derived categories (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset categories.  In addition, the Basel III Capital Rules provide more advantageous risk weights for derivatives and repurchase-style transactions cleared through a qualifying central counterparty and increase the scope of eligible guarantors and eligible collateral for purposes of credit risk mitigation.

Management believes that, as of December 31, 2013, United and the Bank would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements were currently in effect.

Consumer Protection Laws.  The Dodd-Frank Act centralized responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau (“CFPB”), and giving it the power to promulgate and enforce federal consumer protection laws.  Depository institutions are subject to the CFPB’s rule writing authority, and existing federal bank regulatory agencies retain examination and enforcement authority for such institutions.  The CFPB and United’s existing federal regulator, the FDIC, are focused on the following:

●	risks to consumers and compliance with the federal consumer financial laws
●	the markets in which firms operate and risks to consumers posed by activities in those markets;
●	depository institutions that offer a wide variety of consumer financial products and services;
●	depository institutions with a more specialized focus; and
●	non-depository companies that offer one or more consumer financial products or services.

Stress Testing.  As required by the Dodd-Frank Act, the federal bank regulatory agencies have implemented stress testing requirements for certain financial institutions, including bank holding companies and state chartered banks, with more than $10 billion in total consolidated assets.  Although these requirements do not apply to institutions with $10 billion or less in total consolidated assets, the federal bank regulatory agencies emphasize that all banking organizations, regardless of size, should have the capacity to analyze the potential impact of adverse market conditions or outcomes on the organization’s financial condition.  Based on this regulatory guidance, United and the Bank will be expected to consider the institution’s interest rate risk management, commercial real estate concentrations and other credit-related information, and funding and liquidity management during this analysis of adverse outcomes.

Volcker Rule.  The Dodd-Frank Act amended the BHC Act to require the federal bank regulatory agencies to adopt rules that prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (defined as hedge funds and private equity funds).  The statutory provision is commonly called the “Volcker Rule”. The Federal Reserve adopted final rules implementing the Volcker Rule on December 10, 2013.  Although United continues to evaluate the impact of the Volcker Rule and the final rules adopted by the Federal Reserve thereunder, United does not currently anticipate that the Volcker Rule will have a material effect on its operations and the operations of its subsidiaries, including the Bank, as United does not engage in businesses prohibited by the Volcker Rule. United may incur costs to adopt additional policies and systems to ensure compliance with the Volcker Rule.

Durbin Amendment.  The Dodd-Frank Act included provisions which restrict interchange fees to those which are “reasonable and proportionate” for certain debit card issuers and limits the ability of networks and issuers to restrict debit card transaction routing. This statutory provision is known as the “Durbin Amendment”.  The Federal Reserve issued final rules implementing the Durbin Amendment on June 29, 2011.  In the final rules, interchange fees for debit card transactions were capped at $0.21 plus five basis points in order to be eligible for a safe harbor such that the fee is conclusively determined to be reasonable and proportionate.  Another related rule also permits an additional $0.01 per transaction “fraud prevention adjustment” to the interchange fee if certain Federal Reserve standards are implemented,  including an annual review of fraud prevention policies and procedures.  With respect to network exclusivity and merchant routing restrictions, it is now required that all debit cards participate in at least two unaffiliated networks so that the transactions initiated using those debit cards will have at least two independent routing channels. The interchange fee restrictions contained in the Durbin Amendment, and the rules promulgated thereunder, only apply to debit card issuers with $10 billion or more in total consolidated assets.

Incentive Compensation.  The federal bank regulatory agencies have issued guidance on incentive compensation policies (the “Incentive Compensation Guidance”) intended to ensure that the incentive compensation policies of financial institutions do not undermine the safety and soundness of such institutions by encouraging excessive risk-taking.  The Incentive Compensation Guidance, which covers all employees that have the ability to materially affect the risk profile of an institution, either individually or as part of a group, is based upon the key principles that a financial institution’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the institution’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the institution’s board of directors.

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

The federal bank regulatory agencies have proposed rule-making implementing provisions of the Dodd-Frank Act to prohibit incentive-based compensation plans that expose “covered financial institutions” to inappropriate risks. Covered financial institutions are institutions that have over $1 billion in assets and offer incentive-based compensation programs. The proposed rules would:

●	provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks,
●	be compatible with effective internal controls and risk management, and
●	be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors and appropriate policies, procedures and monitoring.

The scope and content of federal bank regulatory agencies’ policies on executive compensation are continuing to develop and are likely to continue evolving in the near future.  It cannot be determined at this time whether compliance with such policies will adversely affect United’s ability to hire, retain and motivate its key employees.

Commercial Real Estate.  The federal bank regulatory agencies, including the FDIC, restrict concentrations in commercial real estate lending and have noted that recent increases in banks’ commercial real estate concentrations have created safety and soundness concerns in the current economic downturn.  The regulatory guidance mandates certain minimal risk management practices and categorizes banks with defined levels of such concentrations as banks requiring elevated examiner scrutiny.  The Bank has concentrations in commercial real estate loans in excess of those defined levels.  Although management believes that United’s credit processes and procedures meet the risk management standards dictated by this guidance, regulatory outcomes could effectively limit increases in the real estate concentrations in the Bank’s loan portfolio and require additional credit administration and management costs associated with those portfolios.

Source of Strength Doctrine.  Federal Reserve regulations and policy requires bank holding companies to act as a source of financial and managerial strength to their subsidiary banks.  Under this policy, United is expected to commit resources to support the Bank.

Loans.  Inter-agency guidelines adopted by federal bank regulatory agencies mandate that financial institutions establish real estate lending policies with maximum allowable real estate loan-to-value limits, subject to an allowable amount of non-conforming loans as a percentage of capital.

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

Financial Privacy.  In accordance with the GLB Act, federal banking regulatory agencies adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties.  These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party.  The privacy provisions of the GLB Act affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.

Anti-Money Laundering Initiatives and the USA Patriot Act.  A major focus of governmental policy on financial institutions in recent years has been aimed at combating terrorist financing.  This has generally been accomplished by amending existing anti-money laundering laws and regulations.  Treasury has issued a number of implementing regulations which apply various requirements of the USA Patriot Act of 2001 to the Bank.  These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers.  Failure of a financial institution to maintain and implement adequate programs to combat terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution.

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

The senior executive officers of United, and their ages, positions with United, past five year employment history and terms of office as of February 1, 2014, are as follows:

Name (age)	Position with United and Employment History	Officer of United Since
Jimmy C. Tallent (61)	President, Chief Executive Officer and Director	1988

H. Lynn Harton (52)	Executive Vice President and Chief Operating Officer; prior to joining United was Executive Vice President and Special Assistant to the Chief Executive Officer of Toronto-Dominion Bank (2010 - 2012); President and Chief Executive Officer of South Financial Group (2009 - 2010); Chief Risk and Chief Credit Officer of South Financial Group (2007 - 2009);	2012

Rex S. Schuette (64)	Executive Vice President and Chief Financial Officer	2001

David Shearrow (54)	Executive Vice President and Chief Risk Officer	2007

Bill M. Gilbert (61)	Director of Banking; Regional President of North Georgia and Coastal Georgia (2011 - 2013); Senior Vice President of Retail Banking (2003 - 2011)	2003

Tim Schools (44)	Chief Strategy Officer; Regional President of North Carolina and Tennessee (November 2011 through 2012); prior to joining United was President (2008 - 2010) and Chief Operating Officer (2007 – 2008) of American Savings Bank, F.S.B.	2011

None of the above officers are related and there are no arrangements or understandings between them and any other person pursuant to which any of them was elected as an officer, other than arrangements or understandings with directors or officers of United acting solely in their capacities as such.

ITEM 1A.               RISK FACTORS.

An investment in United’s common stock involves risk. Investors should carefully consider the risks described below and all other information contained in this Form 10-K and the documents incorporated by reference before deciding to purchase common stock. It is possible that risks and uncertainties not listed below may arise or become material in the future and affect United’s business.

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

Adverse changes in business and economic conditions generally or specifically in the markets in which we operate could adversely impact our business, including causing one or more of the following negative developments:

●	a decrease in the demand for loans and other products and services offered by us;
●	a decrease in the value of our loans secured by residential or commercial real estate;
●	a permanent impairment of our assets, such as our deferred tax assets; or
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

The results of our most recent internal credit stress test may not accurately predict the impact on our financial condition if the economy were to deteriorate.

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

The results of these stress tests involve many assumptions about the economy and future loan losses and default rates, and may not accurately reflect the impact on our financial condition if the economy were to deteriorate.  Any deterioration of the economy could result in credit losses significantly higher, with a corresponding impact on our financial condition and capital, than those predicted by our internal stress test.

Our industry and business may be adversely affected by conditions in the financial markets and economic conditions generally.

In recent years, we have faced a challenging and uncertain economic environment, including a major recession in the U.S. economy from which it is slowly recovering.  A return of recessionary conditions and/or further deterioration of national economic conditions could adversely affect the financial condition and operating performance of financial institutions.  Specifically, declines in real estate values and sales volumes and increased unemployment levels may result in higher than expected loan delinquencies, increases in levels of non-performing and classified assets and a decline in demand for products and services offered by financial institutions.  While economic conditions in the markets in which we operate, the U.S. and worldwide have improved since the recession, there can be no assurance that this improvement will continue.  Uncertainty regarding continuing economic improvement may result in changes in consumer and business spending, borrowing and savings habits, which could cause us to incur losses and may adversely affect our results of operations and financial condition.

Our ability to raise additional capital may be limited, which could affect our liquidity and be dilutive to existing shareholders.

We may be required or choose to raise additional capital, including for strategic, regulatory or other reasons.  Depending on the capital markets, traditional sources of capital may not be available to us on reasonable terms if we needed to raise additional capital. In such case, there is no guarantee that we will be able to successfully raise additional capital at all or on terms that are favorable or otherwise not dilutive to existing shareholders.

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

Our capital resources and liquidity could be negatively impacted by disruptions in our ability to access these sources of funding. The cost of brokered and other out-of-market deposits and potential future regulatory limits on the interest rate we pay for brokered deposits could make them unattractive sources of funding. Further, factors that we cannot control, such as disruption of the financial markets or negative views about the financial services industry generally, could impair our ability to access sources of funds. Other financial institutions may be unwilling to extend credit to banks because of concerns about the banking industry and the economy generally and there may not be a viable market for raising short or long-term debt or equity capital. In addition, our ability to raise funding could be impaired if lenders develop a negative perception of our long-term or short-term financial prospects. Such negative perceptions could be developed if we are downgraded or put on (or remain on) negative watch by the rating agencies, we suffer a decline in the level of our business activity or regulatory authorities take significant action against us, among other reasons.

Among other things, if we fail to remain “well-capitalized” for bank regulatory purposes, because we do not qualify under the minimum capital standards or the FDIC otherwise downgrades our capital category, it could affect customer confidence, our ability to grow, our costs of funds and FDIC insurance costs, our ability to pay dividends on common and preferred stock and trust preferred securities, and our ability to make acquisitions, and we would not be able to accept brokered deposits without prior FDIC approval. To be “well-capitalized,” a bank must generally maintain a leverage capital ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6%, and a total risk-based capital ratio of at least 10%. In addition, our regulators may require us to maintain higher capital levels. Once implemented, the Basel III Capital Rules will require even higher ratios. Our failure to remain “well-capitalized” or to maintain any higher capital requirements imposed on us could negatively affect our business, results of operations and financial condition.

If we are unable to raise funds using the methods described above, we would likely need to finance or liquidate unencumbered assets to meet maturing liabilities. We may be unable to sell some of our assets, or we may have to sell assets at a discount from market value, either of which could adversely affect our results of operations and financial condition.

In addition, United is a legal entity separate and distinct from the Bank and depends on subsidiary service fees and dividends from the Bank to fund its payment of dividends to its common and preferred shareholders and of interest and principal on its outstanding debt and trust preferred securities.  The Bank is also subject to other laws that authorize regulatory authorities to prohibit or reduce the flow of funds from the Bank to United and the Bank’s negative retained earnings position requires written consent of the Bank’s regulators before it can pay a dividend.  Any inability of United to pay its obligations, or need to defer the payment of any such obligations, could have a material adverse effect on our business, operations, financial condition, and the value of our common stock.

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

Our success significantly depends on the growth in population, income levels, loans and deposits and on stability in real estate values in our markets. If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally do not improve significantly, our business may be adversely affected. If market and economic conditions deteriorate, this may lead to  valuation adjustments on our loan portfolio and losses on defaulted loans and on the sale of other real estate owned. Additionally, such adverse economic conditions in our market areas, specifically decreases in real estate property values due to the nature of our loan portfolio, more than 80% of which is secured by real estate, could reduce our growth rate, affect the ability of our customers to repay their loans and generally affect our financial condition and results of operations. We are less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of more diverse economies.

Our concentration of residential construction and development loans is subject to unique risks that could adversely affect our results of operations and financial condition.

Our residential construction and development loan portfolio was $329 million at December 31, 2013, comprising 8% of total loans. Residential construction and development loans are often riskier than home equity loans or residential mortgage loans to individuals. Poor economic conditions could result in decreased demand for residential housing, which, in turn, would adversely affect the development and construction efforts of residential real estate developer borrowers. Consequently, economic downturns adversely affect the ability of residential real estate developer borrowers to repay these loans and the value of property used as collateral for such loans. A sustained weak economy could also result in higher levels of nonperforming loans in other categories, such as commercial and industrial loans, which may result in additional losses. As a result, these loans could represent higher risk due to slower sales and reduced cash flow that affect the borrowers’ ability to repay on a timely basis which could result in a sharp increase in our total net charge-offs and require us to significantly increase our allowance for loan losses, any of which could have a material adverse effect on our financial condition or results of operations.

Our concentration of commercial real estate loans is subject to risks that could adversely affect our results of operations and financial condition.

Our commercial real estate loan portfolio was $1.76 billion at December 31, 2013, comprising 41% of total loans. Commercial real estate loans typically involve larger loan balances than compared to residential mortgage loans.  The repayment of loans secured by commercial real estate is dependent upon both the successful operation of the commercial project and the business operated out of that commercial real estate site, as over half of the commercial real estate loans are for owner-occupied properties. If the cash flows from the project are reduced or if the borrower’s business is not successful, a borrower’s ability to repay the loan may be impaired. This cash flow shortage may result in the failure to make loan payments. In such cases, we may be compelled to modify the terms of the loan. In addition, the nature of these loans is such that they are generally less predictable and more difficult to evaluate and monitor. As a result, repayment of these loans may be subject to adverse conditions in the real estate market or economy. In addition, many economists believe that deterioration in income producing commercial real estate is likely to worsen as vacancy rates continue to rise and absorption rates of existing square footage and/or units continue to decline. As a result, these loans could represent higher risk due to slower sales and reduced cash flow that affect the borrowers’ ability to repay on a timely basis, could result in a sharp increase in our total net charge-offs and could require us to significantly increase our allowance for loan losses, any of which could have a material adverse effect on our financial condition or results of operations.

Changes in prevailing interest rates may negatively affect net income and the value of our assets.

Changes in prevailing interest rates may negatively affect the level of our net interest revenue, the primary component of our net income.  Federal Reserve policies, including interest rate policies, determine in large part our cost of funds for lending and investing and the return we earn on those loans and investments, both of which affect our net interest revenue.  In a period of changing interest rates, interest expense may increase at different rates than the interest earned on assets.  Accordingly, changes in interest rates could decrease net interest revenue.  Changes in the interest rates may also negatively affect the value of our assets and our ability to realize gains or avoid losses from the sale of those assets, all of which also ultimately affect earnings. In addition, an increase in interest rates may decrease the demand for loans.

United’s reported financial results depend on the accounting and reporting policies of United, the application of which requires significant assumptions, estimates and judgments.

United’s accounting and reporting policies are fundamental to the methods by which we record and report our financial condition and results of operations.  United’s management must make significant assumptions and estimates and exercise significant judgment in selecting and applying many of these accounting and reporting policies so they comply with accounting principles generally accepted in the United States of America (“GAAP”) and reflect management’s judgment of the most appropriate manner to report United’s financial condition and results.  In some cases, management must select a policy from two or more alternatives, any of which may be reasonable under the circumstances, which may result in United reporting materially different results than would have been reported under a different alternative.

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

If our allowance for credit losses is not sufficient to cover actual loan losses, earnings would decrease.

Our loan customers may not repay their loans according to their terms and the collateral securing the payment of these loans may be insufficient to assure repayment. We may experience significant loan losses which would have a material adverse effect on our operating results. Our management makes various assumptions and judgments about the collectability of the loan portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. We maintain an allowance for credit losses in an attempt to cover any probable incurred loan losses in the loan portfolio. In determining the size of the allowance, our management relies on an analysis of the loan portfolio based on historical loss experience, volume and types of loans, trends in classification, volume and real estate values, trends in delinquencies and non-accruals, national and local economic conditions and other pertinent information. As a result of these considerations, we have from time to time increased our allowance for credit losses. For the year ended December 31, 2013, we recorded a provision for credit losses of $65.5 million compared to $62.5 million and $251 million for the years ended December 31, 2012 and 2011, respectively. If those assumptions are incorrect, the allowance may not be sufficient to cover future loan losses and adjustments may be necessary to allow for different economic conditions or adverse developments in the loan portfolio.

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

In July 2013, the Federal Reserve published the Basel III Capital Rules, which substantially changed the regulatory risk-based capital rules applicable to United and the Bank.  The Basel III Capital Rules include new minimum risk-based capital and leverage ratios, which will be phased in beginning January 1, 2015, and modify the capital and asset definitions for purposes of calculating those ratios.  Among other things, as of January 1, 2015, the Basel III Capital Rules establish a new common equity Tier 1 minimum capital requirement of 4.5%, a higher minimum Tier 1capital to risk-weighted assets requirement of 6.0% and a higher total capital to risk-weighted assets of 8.0%.  In addition, the Basel III Capital Rules provide, to be considered “well-capitalized”, a new common equity Tier 1 capital requirement of 6.5% and a higher Tier 1capital to risk-weighted assets requirement of 8.0% that will be phased in and fully effective as of January 1, 2015.  Moreover, the Basel III Capital Rules limit a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of an additional 2.5% of common equity Tier 1 capital in addition to the 4.5% minimum common equity Tier 1 requirement and the other amounts necessary to the minimum risk-based capital requirements that will be phased in and fully effective in 2019.

The application of the more stringent capital requirements described above could, among other things, result in lower returns on invested capital, require the raising of additional capital, and result in additional regulatory actions if we were to be unable to comply with such requirements.  Furthermore, the imposition of liquidity requirements under the Basel III Capital Rules could result in our having to lengthen the term of our funding, restructure our business models, and/or increase our holdings of liquid assets.  Implementation of changes to asset risk weightings for risk based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in us modifying our business strategy and could limit our ability to pay dividends.

Our ability to fully utilize deferred tax assets could be impaired.

We reported a net deferred tax asset of $259 million as of December 31, 2013, which includes approximately $220 million of deferred tax benefits related to federal and state operating loss carry-forwards.  Our ability to use such assets, including the reversal or partial release of the valuation allowance, is dependent on our ability to generate future earnings within the operating loss carry-forward periods, which are generally 20 years.  If we do not realize taxable earnings within the carry-forward periods, our deferred tax asset would be permanently impaired.  Additionally, our ability to use such assets to offset future tax liabilities could be permanently impaired if cumulative common stock transactions over a rolling three-year period resulted in an ownership change under Section 382 of the Internal Revenue Code.  There is no guarantee that our tax benefits preservation plan will prevent us from experiencing an ownership change under Section 382. Our inability to utilize these deferred tax assets (benefits) would have a material adverse effect on our financial condition and results of operations.

We could be subject to changes in tax laws, regulations and interpretations or challenges to our income tax provision.

We compute our income tax provision based on enacted tax rates in the jurisdictions in which we operate.  Any change in enacted tax laws, rules or regulatory or judicial interpretations, any adverse outcome in connection with tax audits in any jurisdiction or any change in the pronouncements relating to accounting for income taxes could adversely affect our effective tax rate, tax payments and results of operations.  In addition, changes in enacted tax laws, such as adoption of a lower income tax rate in any of the jurisdictions in which we operate, could impact our ability to obtain the future tax benefits represented by our deferred tax assets.

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

At December 31, 2013, we had $441 million of home equity line of credit loans, which represented 10% of our loan portfolio as of that date.  Historically, United’s home equity lines of credit generally had a 35 month or 10 year draw period with interest-only payment requirements for the term of the loan, a balloon payment requirement at the end of the draw period.  Since June 2012 new home equity lines of credit generally have a 10 year interest only draw period followed by a 15 year amortized repayment period for any outstanding balance at the 10 year conversion date.  United continues to offer a home equity line of credit with a 35 month draw period with interest-only payment requirements for the term of the loan with a balloon payment requirement at the end of the draw period.  All home equity line of credit products, historically and currently available, have a maximum 80% combined loan to value ratio.  Loan to value ratios are established on a case by case basis considering the borrower’s credit profile and the collateral type – primary or secondary residence.  These loans are also secured by a first or second lien on the underlying home.

In the case of interest-only loans, a borrower’s monthly payment is subject to change when the loan converts to fully-amortizing status.  Since the borrower’s monthly payment may increase by a substantial amount even without an increase in prevailing market interest rates, the borrower might not be able to afford the increased monthly payment. In addition, interest-only loans have a large, balloon payment at the end of the loan term, which the borrower may be unable to pay.  Also, real estate values may decline, dramatically reducing or even eliminating the borrower’s equity, and credit standards may tighten in concert with the higher payment requirement, making it difficult for borrowers to sell their homes or refinance their loans to pay off their mortgage obligations.  The risks can be magnified by United’s limited ability to monitor the delinquency status of the first lien on the collateral. For these reasons, home equity lines of credit are considered to have an increased risk of delinquency, default and foreclosure than conforming loans and may result in higher levels of losses.  The Bank mitigates these risks in its underwriting by calculating the fully amortizing principal and interest payment assuming 100% utilization and using that amount to determine the borrower’s ability to pay.

We rely on third parties to provide key components of our business infrastructure.

Third parties provide key components of our business operations such as data processing, recording and monitoring transactions, online banking interfaces and services, Internet connections and network access. While we have selected these third party vendors carefully, we do not control their actions. Any problems caused by these third parties, including those resulting from disruptions in communication services provided by a vendor, failure of a vendor to handle current or higher volumes, cyber-attacks and security breaches at a vendor, failure of a vendor to provide services for any reason or poor performance of services, could adversely affect our ability to deliver products and services to our customers and otherwise conduct our business. Financial or operational difficulties of a third party vendor could also hurt our operations if those difficulties interfere with the vendor’s ability to serve us. Furthermore, our vendors could also be sources of operational and information security risk to us, including from breakdowns or failures of their own systems or capacity constraints. Replacing these third party vendors could also create significant delay and expense. Accordingly, use of such third parties creates an unavoidable inherent risk to our business operations.

ITEM 1B.                   UNRESOLVED STAFF COMMENTS.

There are no unresolved comments from the SEC staff regarding United’s periodic or current reports under the Exchange Act.

ITEM 2.                      PROPERTIES.

The executive offices of United are located at 125 Highway 515 East, Blairsville, Georgia.  United owns this property. The Bank conducts business from facilities primarily owned by the Bank or its subsidiaries, all of which are in a good state of repair and appropriately designed for use as banking facilities.  The Bank provides services or performs operational functions at 117 locations, of which 99 are owned and 18 are leased under operating leases.  Note 9 to United’s consolidated financial statements includes additional information regarding amounts invested in premises and equipment.

ITEM 3.                      LEGAL PROCEEDINGS.

In the ordinary course of operations, United and the Bank are defendants in various legal proceedings. Additionally, in the ordinary course of business, United and the Bank are subject to regulatory examinations and investigations.  Based on our knowledge and advice of counsel, in the opinion of management, there is no such pending or threatened legal matter in which an adverse decision will result in a material adverse change in the consolidated financial condition or results of operations of United.  No material proceedings terminated in the fourth quarter of 2013.

ITEM 4.                      MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.                  MARKET FOR UNITED’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Stock.  United’s common stock trades on the Nasdaq Global Select Market under the symbol “UCBI”.  The closing price for the period ended December 31, 2013 was 17.75.  Below is a schedule of high, low and closing stock prices and average daily volume for all quarters in 2013 and 2012.

	2013				2012
	High	Low	Close	Avg Daily Volume	High	Low	Close	Avg Daily Volume
First quarter	$11.57	$9.59	$11.34	195,803	$10.30	$6.37	$9.75	142,987
Second quarter	12.94	10.15	12.42	184,922	9.77	7.76	8.57	145,132
Third quarter	16.04	12.15	14.99	341,270	8.82	6.12	8.39	329,475
Fourth quarter	18.56	14.82	17.75	421,948	9.49	8.01	9.44	202,871

At January 31, 2014, there were approximately 6,700 record shareholders and 16,650 beneficial shareholders of United’s common stock.

Dividends.  No cash or stock dividends were declared on United’s common stock during 2013 or 2012.  Federal and state laws and regulations impose restrictions on the ability of United and the Bank to pay dividends.

Additional information regarding dividends is included in Note 21 to the consolidated financial statements, under the heading of “Supervision and Regulation” in Part I of this report and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Dividends.”

Share Repurchases.  United’s Amended and Restated 2000 Key Employee Stock Option Plan allows option holders to exercise stock options by delivering previously acquired shares having a fair market value equal to the exercise price provided that the shares delivered must have been held by the option holder for at least six months.  In addition, United may withhold a sufficient number of restricted stock shares at the time of vesting to cover payroll tax withholdings at the election of the restricted stock recipient. In 2013 and 2012, 24,374 and 19,806 shares, respectively, were withheld to cover payroll taxes owed at the time of restricted stock vesting.  No shares were delivered to exercise stock options in 2013 or 2012.

On December 31, 2013, United redeemed all of its outstanding Series A Preferred Stock in the principal amount of $217,000.  The redemption price for shares of the Series A Preferred Stock was the stated value of $10 per share, plus any accrued and unpaid dividends that had been earned thereon through the redemption date.  Following the redemption, there are no shares of United’s Series A Preferred Stock outstanding.

On December 27, 2013, United redeemed $75 million of its $180 million in outstanding Series B Preferred Stock.  The redemption price for shares of the Series B Preferred Stock called for redemption was the stated liquidation value of $1,000 per share, plus any accrued and unpaid dividends that had been earned thereon to, but not including, the redemption date.  As of December 31, 2013, $105 million of United’s Series B Preferred Stock was outstanding.  The remaining $105 million of United’s Series B Preferred Stock was redeemed on January 10, 2014 on comparable terms.

Performance Graph.  Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on United’s common stock against the cumulative total return on the Nasdaq Stock Market (U.S. Companies) Index and the Nasdaq Bank Stocks Index for the five-year period commencing December 31, 2008 and ending on December 31, 2013.

FIVE YEAR CUMULATIVE TOTAL RETURNS*
COMPARISON OF UNITED COMMUNITY BANKS, INC.,
NASDAQ STOCK MARKET (U.S.) INDEX
AND NASDAQ BANK INDEX
As of December 31

	Cumulative Total Return *
	2008	2009	2010	2011	2012	2013
United Community Banks, Inc.	$100	$25	$15	$10	$14	$27
Nasdaq Stock Market (U.S.) Index	100	144	168	165	191	265
Nasdaq Bank Index	100	81	91	80	92	128

* Assumes $100 invested on December 31, 2008 in United’s common stock and above noted indexes.  Total return includes reinvestment of dividends at the closing stock price of the common stock on the dividend payment date and the closing values of stock and indexes as of December 31 of each year.

ITEM 6.                      SELECTED FINANCIAL DATA.
For the Years Ended December 31,

(in thousands, except per share data;
taxable equivalent)	2013	2012	2011		2010		2009
INCOME SUMMARY
Net interest revenue(1)	$219,641	$229,758	$238,670		$244,637		$244,834
Operating provision for credit losses (2)	65,500	62,500	251,000		234,750		310,000
Operating fee revenue (1)(3)	56,598	56,112	44,907		46,963		51,357
Total operating revenue (2)(3)	210,739	223,370	32,577		56,850		(13,809)
Operating expenses (4)	174,304	186,774	261,599		242,952		217,050
Loss on sale of nonperforming assets	—	—	—		45,349		—
Operating income (loss) from continuing operations before taxes	36,435	36,596	(229,022)		(231,451)		(230,859)
Operating income taxes	(236,705)	2,740	(2,276)		73,218		(91,754)
Net operating income (loss) from continuing operations	273,140	33,856	(226,746)		(304,669)		(139,105)
Gain from acquisition, net of tax	—	—	—		—		7,062
Noncash goodwill impairment charges	—	—	—		(210,590)		(95,000)
Severance cost, net of tax benefit	—	—	—		—		(1,797)
Fraud loss provision and subsequent recovery, net of tax benefit	—	—	—		11,750		—
Net income (loss) from discontinued operations	—	—	—		(101)		513
Gain from sale of subsidiary, net of income taxes and selling costs	—	—	—		1,266		—
Net income (loss)	273,140	33,856	(226,746)		(502,344)		(228,327)
Preferred dividends and discount accretion	12,078	12,148	11,838		10,316		10,242
Net income (loss) available to common shareholders	$261,062	$21,708	$(238,584)		$(512,660)		$(238,569)

PERFORMANCE MEASURES
Per common share:
Diluted operating earnings (loss) from continuing operations (2)(3)(4)	$4.44	$.38	$(5.97)		$(16.64)		$(12.37)
Diluted earnings (loss) from continuing operations	4.44	.38	(5.97)		(27.15)		(19.80)
Diluted earnings (loss)	4.44	.38	(5.97)		(27.09)		(19.76)
Book value	11.30	6.67	6.62		15.40		41.78
Tangible book value (6)	11.26	6.57	6.47		14.80		30.09

Key performance ratios:
Return on common equity (5)	46.72	5.43	(93.57	) %	(85.08	) %	(34.40	) %
Return on assets	3.86	.49	(3.15)		(6.61)		(2.76)
Net interest margin	3.30	3.51	3.52		3.59		3.29
Operating efficiency ratio from continuing operations (3)(4)	63.14	65.43	92.27		98.98		73.97
Equity to assets	10.35	8.47	7.75		10.77		11.12
Tangible equity to assets (6)	10.31	8.38	7.62		8.88		8.33
Tangible common equity to assets (6)	7.55	5.54	3.74		6.52		6.15
Tangible common equity to risk-weighted assets (6)	13.17	8.26	8.25		5.64		10.39

ASSET QUALITY *
Non-performing loans	$26,819	$109,894	$127,479		$179,094		$264,092
Foreclosed properties	4,221	18,264	32,859		142,208		120,770
Total non-performing assets (NPAs)	31,040	128,158	160,338		321,302		384,862
Allowance for loan losses	76,762	107,137	114,468		174,695		155,602
Operating net charge-offs (2)	93,710	69,831	311,227		215,657		276,669
Allowance for loan losses to loans	1.77	2.57%	2.79%		3.79%		3.02%
Operating net charge-offs to average loans (2)	2.22	1.69	7.33		4.42		5.03
NPAs to loans and foreclosed properties	.72	3.06	3.87		6.77		7.30
NPAs to total assets	.42	1.88	2.30		4.42		4.81

AVERAGE BALANCES ($ in millions)
Loans	$4,254	$4,166	$4,307		$4,961		$5,548
Investment securities	2,190	2,089	1,999		1,453		1,656
Earning assets	6,649	6,547	6,785		6,822		7,465
Total assets	7,074	6,865	7,189		7,605		8,269
Deposits	6,027	5,885	6,275		6,373		6,713
Shareholders’ equity	732	582	557		819		920
Common shares - Basic (thousands)	58,787	57,857	39,943		18,925		12,075
Common shares - Diluted (thousands)	58,845	57,857	39,943		18,925		12,075

AT YEAR END ($ in millions)
Loans *	$4,329	$4,175	$4,110		$4,604		$5,151
Investment securities	2,312	2,079	2,120		1,490		1,530
Total assets	7,425	6,802	6,983		7,276		8,000
Deposits	6,202	5,952	6,098		6,469		6,628
Shareholders’ equity	796	581	575		469		962
Common shares outstanding (thousands)	59,432	57,741	57,561		18,937		18,809

(1) Hedge ineffectiveness gains and losses were reclassified from operating fee revenue to net interest revenue in 2013 to correspond with the location where interest accruals on the hedged items are reported. All prior periods have been adjusted to reflect a consistent presentation. (2) Excludes the subsequent recovery of $11.8 million in previously recognized fraud related loan losses in 2010. (3) Excludes the gain from acquisition of $11.4 million, net of income tax expense of $4.3 million in 2009. (4) Excludes goodwill impairment charges of $211 million and $95 million in 2010 and 2009, respectively, and severance costs of $2.9 million, net of income tax benefit of $1.1 million in 2009. (5) Net income (loss) available to common shareholders, which is net of preferred stock dividends, divided by average realized common equity, which excludes accumulated other comprehensive income (loss). (6) Excludes effect of acquisition related intangibles and associated amortization.
* Excludes loans and foreclosed properties covered by loss sharing agreements with the FDIC.

Selected Financial Data (Continued)

	2013				2012
(in thousands, except per share	Fourth	Third	Second	First	Fourth	Third	Second	First
data; taxable equivalent)	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
INCOME SUMMARY
Interest revenue(1)	$61,695	$61,426	$62,088	$62,114	$64,450	$66,092	$66,823	$70,302
Interest expense(1)	5,816	7,169	7,157	7,540	8,306	8,113	10,167	11,323
Net interest revenue	55,879	54,257	54,931	54,574	56,144	57,979	56,656	58,979
Provision for credit losses	3,000	3,000	48,500	11,000	14,000	15,500	18,000	15,000
Fee revenue(1)	13,519	14,225	15,943	12,911	14,645	13,156	13,047	15,264
Total revenue	66,398	65,482	22,374	56,485	56,789	55,635	51,703	59,243
Operating expenses	41,614	40,097	48,823	43,770	50,726	44,783	44,310	46,955
Income (loss) before income taxes	24,784	25,385	(26,449)	12,715	6,063	10,852	7,393	12,288
Income tax expense (benefit)	8,873	9,885	(256,413)	950	802	284	894	760
Net income	15,911	15,500	229,964	11,765	5,261	10,568	6,499	11,528
Preferred dividends and discount accretion	2,912	3,059	3,055	3,052	3,045	3,041	3,032	3,030
Net income available to common shareholders	$12,999	$12,441	$226,909	$8,713	$2,216	$7,527	$3,467	$8,498

PERFORMANCE MEASURES
Per common share:
Diluted income	$.22	$.21	$3.90	$.15	$.04	$.13	$.06	$.15
Book value	11.30	10.99	10.90	6.85	6.67	6.75	6.61	6.68
Tangible book value (2)	11.26	10.95	10.82	6.76	6.57	6.64	6.48	6.54

Key performance ratios:
Return on common equity (3)(4)	7.52%	7.38%	197.22%	8.51%	2.15%	7.43%	3.51%	8.78%
Return on assets (4)	.86	.86	13.34	.70	.31	.63	.37	.66
Net interest margin (4)	3.26	3.26	3.33	3.37	3.45	3.64	3.42	3.54
Efficiency ratio	60.02	58.55	68.89	64.97	71.69	62.95	63.84	63.31
Equity to assets	11.62	11.80	11.57 (5)	8.60	8.63	8.75	8.33	8.19
Tangible equity to assets (2)	11.59	11.76	11.53 (5)	8.53	8.55	8.66	8.24	8.08
Tangible common equity to assets (2)	8.99	9.02	8.79 (5)	5.66	5.67	5.73	5.45	5.33
Tangible common equity to risk- weighted assets (2)	13.17	13.34	13.16	8.45	8.26	8.44	8.37	8.21

ASSET QUALITY *
Non-performing loans	$26,819	$26,088	$27,864	$96,006	$109,894	$115,001	$115,340	$129,704
Foreclosed properties	4,221	4,467	3,936	16,734	18,264	26,958	30,421	31,887
Total non-performing assets (NPAs)	31,040	30,555	31,800	112,740	128,158	141,959	145,761	161,591
Allowance for loan losses	76,762	80,372	81,845	105,753	107,137	107,642	112,705	113,601
Net charge-offs	4,445	4,473	72,408	12,384	14,505	20,563	18,896	15,867
Allowance for loan losses to loans	1.77%	1.88%	1.95%	2.52%	2.57%	2.60%	2.74%	2.75%
Net charge-offs to average loans (4)	.41	.42	6.87	1.21	1.39	1.99	1.85	1.55
NPAs to loans and foreclosed properties	.72	.72	.76	2.68	3.06	3.41	3.51	3.88
NPAs to total assets	.42	.42	.44	1.65	1.88	2.12	2.16	2.25

AVERAGE BALANCES ($ in millions)
Loans	$4,315	$4,250	$4,253	$4,197	$4,191	$4,147	$4,156	$4,168
Investment securities	2,280	2,178	2,161	2,141	2,088	1,971	2,145	2,153
Earning assets	6,823	6,615	6,608	6,547	6,482	6,346	6,665	6,700
Total assets	7,370	7,170	6,915	6,834	6,778	6,648	6,993	7,045
Deposits	6,190	5,987	5,983	5,946	5,873	5,789	5,853	6,028
Shareholders’ equity	856	846	636	588	585	582	583	577
Common shares - basic (thousands)	59,923	59,100	58,141	58,081	57,971	57,880	57,840	57,764
Common shares - diluted (thousands)	59,925	59,202	58,141	58,081	57,971	57,880	57,840	57,764

AT PERIOD END ($ in millions)
Loans *	$4,329	$4,267	$4,189	$4,194	$4,175	$4,138	$4,119	$4,128
Investment securities	2,312	2,169	2,152	2,141	2,079	2,025	1,984	2,202
Total assets	7,425	7,243	7,163	6,849	6,802	6,699	6,737	7,174
Deposits	6,202	6,113	6,012	6,026	5,952	5,823	5,822	6,001
Shareholders’ equity	796	852	829	592	581	585	576	580
Common shares outstanding (thousands)	59,432	59,412	57,831	57,767	57,741	57,710	57,641	57,603

(1) Hedge ineffectiveness gains and losses were reclassified from fee revenue to interest revenue and interest expense in the fourth quarter of 2013 to correspond with the location where interest accruals on the hedged items are reported. All prior periods have been adjusted to reflect a consistent presentation. (2) Excludes effect of acquisition related intangibles and associated amortization. (3) Net income available to common shareholders, which is net of preferred stock dividends, divided by average realized common equity, which excludes accumulated other comprehensive income (loss). (4) Annualized. (5) Calculated as of period-end.
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

Operating earnings (loss) and operating earnings (loss) per diluted share are non-GAAP performance measures.  United’s management believes that operating performance measures are useful in analyzing the Company’s financial performance trends since they exclude items that are non-recurring in nature and therefore most of the discussion in this section will refer to operating performance measures.  A reconciliation of these operating performance measures to GAAP performance measures is included in the table on pages 31 through 33.

United’s financial condition improved considerably in 2013, as several of its strategic goals were achieved.  We reduced nonperforming assets to pre-crisis levels, restored our deferred tax asset, and redeemed $75 million of our Series B Preferred Stock which was followed by the redemption of the remaining $105 million in early January 2014. Loans grew despite the fragile economic conditions in United’s markets and intense competition for quality loans.  United reported net income of $273 million in 2013 compared to net income of $33.9 million in 2012.  Diluted earnings per common share was $4.44 for the year ended December 31, 2013, compared with diluted earnings per common share of $.38 for 2012.  Net income and earnings per share for the year ended December 31, 2013 were elevated by the recognition of substantial tax benefits with the reversal of United’s deferred tax valuation allowance in the second quarter of 2013.  The effect of the tax benefit on net income was partially offset by higher net charge-offs resulting from the accelerated disposition of classified assets in the second quarter of 2013.

United’s approach to managing through the challenging economic cycle has been to aggressively deal with credit problems and dispose of troubled assets quickly, taking losses as necessary.  United’s provision for credit losses was $65.5 million in 2013 compared with $62.5 million in 2012.  Net charge-offs for 2013 were $93.7 million compared with $69.8 million in 2012. During the second quarter of 2013, in conjunction with a large bulk sale transaction, classified loans totaling approximately $131 million were sold for approximately $77.5 million, increasing net charge-offs by $53.5 million.

Since disposing of a significant amount of problem assets in the first quarter of 2011, United’s allowance for loan losses analysis has indicated a lower allowance requirement each quarter than the previous quarter, resulting in provisions for loan losses being at or below the amount of net charge-offs.  The only exception was the third quarter of 2011 due to the classification of United’s then largest lending relationship.  As United’s historical loss experience and other credit measures have improved, the amount of estimated probable incurred losses in the loan portfolio, as measured by United’s quarterly analysis of the allowance for credit losses, has decreased accordingly.

As of December 31, 2013, United’s allowance for loan losses was $76.8 million, or 1.77% of loans compared to $107 million, or 2.57% of loans at the end of 2012.  Nonperforming assets of $31.0 million, which excludes $3.00 million of assets that are covered by loss sharing agreements with the FDIC, were .42% of total assets at December 31, 2013, compared to 1.88% as of December 31, 2012.

Taxable equivalent net interest revenue was $220 million for 2013, compared to $230 million in 2012.  The $10.1 million, or 4%, decrease in net interest revenue, was primarily the result of lower yields on the loan and securities portfolios, which were due to loan pricing competition and the reinvestment of maturing and called securities proceeds at lower interest rates.  The decrease in interest revenue was partially offset by lower deposit interest expense.

Net interest margin decreased 21 basis points from 3.51% in 2012 to 3.30% in 2013 due primarily to lower yields on loans and securities.  The 50 basis point decrease in the average loan yield and 25 basis point decrease in the average securities yield were partially offset by the 19 basis point reduction in the average rate paid on interest bearing deposits.

Fee revenue of $56.6 million was up $486,000, or 1%, from 2012.  Overdraft fees declined $877,000, or 7%, which is consistent with the decline from 2011 to 2012. Overdraft fees have been on a declining trend.  This decline was more than offset by a $1.40 million increase in ATM and debit card fee revenue.  Mortgage loan and related fees decreased $558,000 compared to the prior year, due to lower origination volumes that were driven by interest rates.  For 2013, brokerage fees increased $1.38 million, or 45%, compared to 2012, as United intensified its focus on growing this line of business.

For 2013, operating expenses of $174 million were down $12.5 million, or 7%, from 2012.    United’s focus on reducing costs and improving operating efficiency resulted in reductions of several expense categories in 2013.  Foreclosed property costs of $7.87 million were $6.12 million lower in 2013, driven by decreased volumes partially due to the classified asset sales in the second quarter of 2013.  Other expense of $15.2 million for 2013 was down $4.78 million compared to 2012 due to a $4.00 million litigation reserve established in 2012. Salaries and employee benefit costs of $96.2 million remained relatively flat year over year, as a lower headcount was offset by incentives paid for meeting financial targets and completing strategic initiatives.

Loans at December 31, 2013 were $4.33 billion, up $154 million from the end of 2012.  A significant portion of the loan growth resulted from United’s entrance into the Greenville, South Carolina and Nashville, Tennessee markets. These new markets added $88 million in loan growth in 2013.  United’s successful home equity line of credit promotion added another $56 million in new loans during the year.  In addition, United purchased $202 million of indirect auto loans during 2013, which drove the increase in the consumer category.   These increases more than offset the $131 million of classified loans sold in the second quarter bulk sale transaction.  Deposits were up $249 million to $6.20 billion, as United focused on increasing low cost core transaction deposits which grew $224 million in 2013, excluding public funds deposits.  At the end of 2013, total equity capital was $796 million, up $214 million from December 31, 2012, reflecting the earnings for the year and United’s reversal of the deferred tax valuation allowance offset by the redemption of $75 million in preferred stock.  At December 31, 2013, all of United’s regulatory capital ratios were above well capitalized levels.

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

Management considers the following accounting policies to be critical accounting policies:

Allowance for Credit Losses

The allowance for credit losses is an estimate and represents management’s estimate of probable incurred credit losses in the loan portfolio and unfunded loan commitments.  It consists of two components:  the allowance for loan losses and the allowance for unfunded commitments. Estimating the amount of the allowance for credit losses requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on non-impaired loans based on historical loss experience, management’s evaluation of the current loan portfolio, and consideration of current economic trends, events and conditions.  The loan portfolio also represents the largest asset type on the consolidated balance sheet.  Loan losses are charged against the allowance, while recoveries of amounts previously charged off are credited to the allowance.  A provision for credit losses is charged to operations based on management’s periodic evaluation of the factors previously mentioned, as well as other pertinent factors.

The allowance for loan losses is an estimate and consists of an allocated component and an unallocated component.  The allocated component of the allowance for loan losses reflects probable incurred losses in the loan portfolio and is based on analyses developed through specific credit allocations for individual loans and historical loss experience for each loan category.  The specific credit allocations are based on impairment analyses of all nonaccrual loans over $500,000, accruing substandard loans in relationships over $2 million and troubled debt restructurings (“TDRs”), which are all considered impaired loans including certain primary home mortgages in the process of restructure.  These analyses involve judgment in estimating the amount of loss associated with specific loans, including estimating the amount and timing of future cash flows and collateral values.  The historical loss element is determined using the weighted average of actual losses incurred over the prior eight quarters for each type of loan, updated quarterly.  The weighted average is weighted toward the most recent quarters’ loss experience.  The historical loss experience is adjusted for known changes in economic trends, events and conditions and credit quality trends such as changes in the amount of past due and nonperforming loans.  The resulting loss allocation factors are applied to the balance of each type of loan after removing the balance of impaired loans and other specifically allocated loans from each category.  The loss allocation factors are updated quarterly.  The allocated component of the allowance for loan losses also includes consideration of concentrations of credit and changes in portfolio mix.

The unallocated portion of the allowance reflects management’s estimate of probable incurred but unconfirmed losses within the portfolio due to uncertainties in economic conditions, delays in obtaining information, including unfavorable information about a borrower’s financial condition, the difficulty in identifying triggering events that correlate to subsequent loss rates, and risk factors that have not yet manifested themselves in loss allocation factors.  In addition, the unallocated allowance includes a component that accounts for the inherent imprecision in loan loss estimation based on historical loss experience as a result of United’s growth through acquisitions, which have expanded the geographic footprint in which it operates, and changed its portfolio mix.  Also, loss data representing a complete economic cycle is not available for all sectors.  Uncertainty surrounding the strength and timing of economic cycles also affects estimates of loss.  The historical losses used in developing loss allocation factors may not be representative of actual losses incurred in the portfolio.

There are many factors affecting the allowance for credit losses; some are quantitative while others require qualitative judgment.  Although management believes its processes for determining the allowance adequately considers all the potential factors that could potentially result in credit losses, the process includes subjective elements and may be susceptible to significant change.  To the extent actual outcomes differ from management estimates, additional provision for loan losses could be required that could adversely affect earnings or financial position in future periods.

Additional information on United’s loan portfolio and allowance for credit losses can be found in the sections of Management’s Discussion and Analysis titled “Asset Quality and Risk Elements” and “Nonperforming Assets” and in the sections of Part I, Item 1 titled “Lending Policy” and “Loan Review and Nonperforming Assets”.  Note 1 to the consolidated financial statements includes additional information on United’s accounting policies related to the allowance for loan losses.

Fair Value Measurements

United’s impaired loans and foreclosed assets may be measured and carried at fair value, the determination of which requires management to make assumptions, estimates and judgments.  At December 31, 2013, the percentage of total assets measured at fair value was 25%.  See Note 24 “Fair Value” in the consolidated financial statements herein for additional disclosures regarding the fair value of our assets and liabilities.

When a loan is considered individually impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.  In addition, foreclosed assets are carried at the lower of cost, fair value, less cost to sell, or listed selling price less cost to sell, following foreclosure.  Fair value is defined by GAAP “as the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date.”  GAAP further defines an “orderly transaction” as “a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets.  It is not a forced transaction (for example, a forced liquidation or distress sale).”  Although management believes its processes for determining the value of impaired loans and foreclosed properties are appropriate and allow United to arrive at a fair value, the processes require management judgment and assumptions and the value of such assets at the time they are revalued or divested may be significantly different from management’s determination of fair value.  In addition, because of subjectivity in fair value determinations, there may be grounds for differences in opinions, which may result in disagreements between management and the Bank’s regulators, disagreements which could cause the Bank to change its judgments about fair value.

The fair values for available-for-sale and held-to-maturity securities are generally based upon quoted market prices or observable market prices for similar instruments.  United utilizes a third-party pricing service to assist with determining the fair value of its securities portfolio.  The pricing service uses observable inputs when available including benchmark yields, reported trades, broker-dealer quotes, issuer spreads, benchmark securities, bids and offers.  These values take into account recent market activity as well as other market observable data such as interest rate, spread and prepayment information.  When market observable data is not available, which generally occurs due to the lack of liquidity for certain securities, the valuation of the security is subjective and may involve substantial judgment by management. As of December 31, 2013, United had $350,000 of available-for-sale securities valued using unobservable inputs.  This amount represents less than .01% of total assets.  United periodically reviews available-for-sale securities that are in an unrealized loss position to determine whether other-than-temporary impairment exists.  An unrealized loss exists when the current fair value of an individual security is less than its amortized cost-basis.  The primary factors United considers in determining whether impairment is other-than-temporary are long term expectations and recent experience regarding principal and interest payments, and United’s ability and intent to hold the security until the amortized cost basis is recovered.

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

Income Tax Accounting

Income tax liabilities or assets are established for the amount of taxes payable or refundable for the current or prior years.  Deferred tax liabilities and assets are also established for the future tax consequences of events that have been recognized in the financial statements or tax returns.  A deferred tax liability or asset is recognized for the estimated future tax effects attributable to temporary differences and deductions that can be carried forward (used) in future years.  The valuation of current and deferred tax liabilities and assets is considered critical as it requires management to make estimates based on provisions of the enacted tax laws.  The assessment of tax assets and liabilities involves the use of estimates, assumptions, interpretations, and judgments concerning certain accounting pronouncements and federal and state tax codes.  There can be no assurance that future events, such as court decisions or positions of regulatory agencies and federal and state taxing authorities, will not differ from management’s current assessment, the impact of which could be significant to the consolidated results of operations and reported earnings.

At December 31, 2013, United reported a net deferred tax asset totaling $259 million, and a valuation allowance of $4.77 million.  Accounting Standards Codification Topic 740, Income Taxes, requires that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard.  United’s management considers both positive and negative evidence.  In making such judgments, significant weight is given to evidence that can be objectively verified.

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

United will continue to evaluate potential transactions as they are presented, including acquisitions of failed banks.

GAAP Reconciliation and Explanation

This Form 10-K contains non-GAAP financial measures determined by methods other than in accordance with GAAP.  Such non-GAAP financial measures include, among others, the following:  taxable equivalent interest revenue, taxable equivalent net interest revenue, operating provision for loan losses, operating fee revenue, total operating revenue, operating expense, operating income (loss), operating earnings (loss) per share and operating earnings (loss) per diluted share.  Management uses these non-GAAP financial measures because it believes they are useful for evaluating our operations and performance over periods of time, as well as in managing and evaluating our business and in discussions about our operations and performance.  Management believes these non-GAAP financial measures provide users of our financial information with a meaningful measure for assessing our financial results and credit trends, as well as comparison to financial results for prior periods.  These non-GAAP financial measures should not be considered as a substitute for operating results determined in accordance with GAAP and may not be comparable to other similarly titled financial measures used by other companies.  A reconciliation of these operating performance measures to GAAP performance measures is included on the tables on pages 31 through 33.

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

The following table contains a reconciliation of net operating income to GAAP net income.

	For the Years Ended December 31,
(in thousands, except per share
data; taxable equivalent)	2013	2012	2011	2010	2009

Interest revenue reconciliation
Interest revenue - taxable equivalent	$247,323	$267,667	$304,308	$344,493	$404,961
Taxable equivalent adjustment	(1,483)	(1,690)	(1,707)	(2,001)	(2,132)
Interest revenue (GAAP)	$245,840	$265,977	$302,601	$342,492	$402,829

Net interest revenue reconciliation
Net interest revenue - taxable equivalent	$219,641	$229,758	$238,670	$244,637	$244,834
Taxable equivalent adjustment	(1,483)	(1,690)	(1,707)	(2,001)	(2,132)
Net interest revenue (GAAP)	$218,158	$228,068	$236,963	$242,636	$242,702

Provision for credit losses reconciliation
Operating provision for credit losses	$65,500	$62,500	$251,000	$234,750	$310,000
Partial recovery of special fraud-related loan loss	—	—	—	(11,750)	—
Provision for credit losses (GAAP)	$65,500	$62,500	$251,000	$223,000	$310,000

Fee revenue reconciliation
Operating fee revenue	$56,598	$56,112	$44,907	$46,963	$51,357
Gain from acquisition	—	—	—	—	11,390
Fee revenue (GAAP)	$56,598	$56,112	$44,907	$46,963	$62,747

Total revenue reconciliation
Total operating revenue	$210,739	$223,370	$32,577	$56,850	$(13,809)
Taxable equivalent adjustment	(1,483)	(1,690)	(1,707)	(2,001)	(2,132)
Gain from acquisition	—	—	—	—	11,390
Partial recovery of special fraud-related loan loss	—	—	—	11,750	—
Total revenue (GAAP)	$209,256	$221,680	$30,870	$66,599	$(4,551)

Expense reconciliation
Operating expense	$174,304	$186,774	$261,599	$288,301	$217,050
Noncash goodwill impairment charge	—	—	—	210,590	95,000
Severance costs	—	—	—	—	2,898
Operating expense (GAAP)	$174,304	$186,774	$261,599	$498,891	$314,948

Income (loss) before taxes reconciliation
Income (loss) before taxes	$36,435	$36,596	$(229,022)	$(231,451)	$(230,859)
Taxable equivalent adjustment	(1,483)	(1,690)	(1,707)	(2,001)	(2,132)
Gain from acquisition	—	—	—	—	11,390
Noncash goodwill impairment charge	—	—	—	(210,590)	(95,000)
Severance costs	—	—	—	—	(2,898)
Partial recovery of special fraud-related loan loss	—	—	—	11,750	—
Income (loss) before taxes (GAAP)	$34,952	$34,906	$(230,729)	$(432,292)	$(319,499)

Income tax expense (benefit) reconciliation
Income tax expense (benefit)	$(236,705)	$2,740	$(2,276)	$73,218	$(91,754)
Taxable equivalent adjustment	(1,483)	(1,690)	(1,707)	(2,001)	(2,132)
Gain from acquisition, tax expense	—	—	—	—	4,328
Severance costs, tax benefit	—	—	—	—	(1,101)
Income tax expense (benefit) (GAAP)	$(238,188)	$1,050	$(3,983)	$71,217	$(90,659)

UNITED COMMUNITY BANKS, INC.
Non-GAAP Performance Measures Reconciliation
Selected Financial Information - Continued

	For the Years Ended December 31,
(in thousands, except per share
data; taxable equivalent)	2013	2012	2011	2010	2009

Diluted earnings (loss) from continuing operations per common share reconciliation
Diluted operating earnings (loss) from continuing operations per common share	$4.44	$.38	$(5.97)	$(16.64)	$(12.37)
Gain from acquisition	—	—	—	—	.58
Noncash goodwill impairment charge	—	—	—	(11.13)	(7.86)
Severance costs	—	—	—	—	(.15)
Partial recovery of special fraud-related loan loss	—	—	—	.62	—
Diluted earnings (loss) from continuing operations per common share (GAAP)	$4.44	$.38	$(5.97)	$(27.15)	$(19.80)

Book value per common share reconciliation
Tangible book value per common share	$11.26	$6.57	$6.47	$14.80	$30.09
Effect of goodwill and other intangibles	.04	.10	.15	.60	11.69
Book value per common share (GAAP)	$11.30	$6.67	$6.62	$15.40	$41.78

Efficiency ratio from continuing operations reconciliation
Operating efficiency ratio from continuing operations	63.14%	65.43%	92.27%	98.98%	73.97%
Gain from acquisition	—	—	—	—	(2.77)
Noncash goodwill impairment charge	—	—	—	72.29	31.17
Severance costs	—	—	—	—	.95
Efficiency ratio from continuing operations (GAAP)	63.14%	65.43%	92.27%	171.27%	103.32%

Average equity to assets reconciliation
Tangible common equity to assets	7.55%	5.54%	3.74%	6.52%	6.15%
Effect of preferred equity	2.76	2.84	3.88	2.36	2.18
Tangible equity to assets	10.31	8.38	7.62	8.88	8.33
Effect of goodwill and other intangibles	.04	.09	.13	1.89	2.79
Equity to assets (GAAP)	10.35%	8.47%	7.75%	10.77%	11.12%

Tangible common equity to risk-weighted assets reconciliation
Tangible common equity to risk-weighted assets	13.17%	8.26%	8.25%	5.64%	10.39%
Effect of other comprehensive income	.39	.51	(.03)	(.42)	(.87)
Effect of deferred tax limitation	(4.25)	—	—	—	(1.27)
Effect of trust preferred	1.04	1.15	1.18	1.06	.97
Effect of preferred equity	2.38	4.24	4.29	3.53	3.19
Tier I capital ratio (Regulatory)	12.73%	14.16%	13.69%	9.81%	12.41%

Net charge-offs reconciliation
Operating net charge-offs	$93,710	$69,831	$311,227	$215,657	$276,669
Subsequent partial recovery of fraud-related charge-off	—	—	—	(11,750)	—
Net charge-offs (GAAP)	$93,710	$69,831	$311,227	$203,907	$276,669

Net charge-offs to average loans reconciliation
Operating net charge-offs to average loans	2.22%	1.69%	7.33%	4.42%	5.03
Subsequent partial recovery of fraud-related charge-off	—	—	—	(.25)	—
Net charge-offs to average loans (GAAP)	2.22%	1.69%	7.33%	4.17%	5.03

Table 1 (Continued) - Operating Earnings to GAAP Earnings Reconciliation - Quarterly Selected Financial Information

	2013				2012
(in thousands, except per share	Fourth	Third	Second	First	Fourth	Third	Second	First
data; taxable equivalent)	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Interest revenue reconciliation
Interest revenue - taxable equivalent	$61,695	$61,426	$62,088	$62,114	$64,450	$66,092	$66,823	$70,302
Taxable equivalent adjustment	(380)	(370)	(368)	(365)	(381)	(419)	(444)	(446)
Interest revenue (GAAP)	$61,315	$61,056	$61,720	$61,749	$64,069	$65,673	$66,379	$69,856

Net interest revenue reconciliation
Net interest revenue - taxable equivalent	$55,879	$54,257	$54,931	$54,574	$56,144	$57,979	$56,656	$58,979
Taxable equivalent adjustment	(380)	(370)	(368)	(365)	(381)	(419)	(444)	(446)
Net interest revenue (GAAP)	$55,499	$53,887	$54,563	$54,209	$55,763	$57,560	$56,212	$58,533

Total revenue reconciliation
Total operating revenue	$66,398	$65,482	$22,374	$56,485	$56,789	$55,635	$51,703	$59,243
Taxable equivalent adjustment	(380)	(370)	(368)	(365)	(381)	(419)	(444)	(446)
Total revenue (GAAP)	$66,018	$65,112	$22,006	$56,120	$56,408	$55,216	$51,259	$58,797

Income (loss) before taxes reconciliation
Income (loss) before taxes	$24,784	$25,385	$(26,449)	$12,715	$6,063	$10,852	$7,393	$12,288
Taxable equivalent adjustment	(380)	(370)	(368)	(365)	(381)	(419)	(444)	(446)
Income (loss) before taxes (GAAP)	$24,404	$25,015	$(26,817)	$12,350	$5,682	$10,433	$6,949	$11,842

Income tax expense (benefit) reconciliation
Income tax expense (benefit)	$8,873	$9,885	$(256,413)	$950	$802	$284	$894	$760
Taxable equivalent adjustment	(380)	(370)	(368)	(365)	(381)	(419)	(444)	(446)
Income tax expense (benefit) (GAAP)	$8,493	$9,515	$(256,781)	$585	$421	$(135)	$450	$314

Book value per common share reconciliation
Tangible book value per common share	$11.26	$10.95	$10.82	$6.76	$6.57	$6.64	$6.48	$6.54
Effect of goodwill and other intangibles	.04	.04	.08	.09	.10	.11	.13	.14
Book value per common share (GAAP)	$11.30	$10.99	$10.90	$6.85	$6.67	$6.75	$6.61	$6.68

Average equity to assets reconciliation
Tangible common equity to assets	8.99%	9.02%	8.79%	5.66%	5.67%	5.73%	5.45%	5.33%
Effect of preferred equity	2.60	2.74	2.74	2.87	2.88	2.93	2.79	2.75
Tangible equity to assets	11.59	11.76	11.53	8.53	8.55	8.66	8.24	8.08
Effect of goodwill and other intangibles	.03	.04	.04	.07	.08	.09	.09	.11
Equity to assets (GAAP)	11.62%	11.80%	11.57%	8.60%	8.63%	8.75%	8.33%	8.19%

Tangible common equity to risk-weighted assets reconciliation
Tangible common equity to risk-weighted assets	13.17%	13.34%	13.16%	8.45%	8.26%	8.44%	8.37%	8.21%
Effect of other comprehensive income	.39	.49	.29	.49	.51	.36	.28	.10
Effect of deferred tax limitation	(4.25)	(4.72)	(4.99)	—	—	—	—	—
Effect of trust preferred	1.04	1.09	1.11	1.15	1.15	1.17	1.19	1.15
Effect of preferred equity	2.38	4.01	4.11	4.22	4.24	4.29	4.35	4.23
Tier I capital ratio (Regulatory)	12.73%	14.21%	13.68%	14.31%	14.16%	14.26%	14.19%	13.69%

Results of Operations

United reported net income of $273 million for the year ended December 31, 2013.  This compared to net income of $33.9 million in 2012.  Diluted earnings per common share for 2013 was $4.44.  This compared to diluted earnings per common share for 2012 of $.38.

United’s results for 2013 and 2011 included a few large items in operating earnings that are generally nonrecurring in nature that affect comparability between periods.  Earnings for 2013 were significantly impacted by a large bulk sale of classified assets in the second quarter that resulted in a pre-tax loss of $26.8 million, which was more than offset by a $257 million credit to income tax expense resulting from the reversal of most of the valuation allowance on United’s deferred tax assets.  Additionally, in 2011, United’s elevated provision for credit losses reflected the execution of a plan to dispose of a significant amount of problem assets following a recapitalization transaction completed in the first quarter.  That plan included a bulk loan sale transaction which removed United’s most challenging problem loans that resulted in a significant decrease in the level of problem assets.  The disposition of problem assets in 2011 accelerated United’s return to profitability.

Net Interest Revenue (Taxable Equivalent)

Net interest revenue (the difference between the interest earned on assets and the interest paid on deposits and other liabilities) is the single largest component of United’s revenue.  United actively manages this revenue source to provide optimal levels of revenue while balancing interest rate, credit, and liquidity risks.  Taxable equivalent net interest revenue totaled $220 million in 2013, a decrease of $10.1 million, or 4%, from 2012.  Taxable equivalent net interest revenue for 2012 decreased $8.91 million, or 4%, from 2011.  The decrease in net interest revenue over the past two years was primarily due to lower yields on the securities and loan portfolios.  Lower levels of average earning asset balances also contributed to the decrease in net interest revenue from 2011 to 2012.  United continued its focus on loan and deposit pricing, in an effort to maintain a steady level of net interest revenue.

While average loans increased $88.6 million, or 2% from the prior year, the yield on loans for 2013 decreased 50 basis points from 2012, reflecting the continuing effect of the low interest rate environment and competition for a limited number of quality lending opportunities.  Although residential real estate loans increased primarily as the result of the promotion of a new home equity line product that began in mid-2012 and the introduction of a new low-cost mortgage product in early 2013, the low introductory rate on these products also contributed to the lower yield on average loans.

Average interest-earning assets for the year increased $101 million, or 2%, from 2012 due primarily to the increase in average loans and securities.  Average investment securities for 2013 increased $101 million from a year ago, however the average yield decreased 25 basis points as management was unable to reinvest the cash proceeds of maturing securities at yields comparable to those of the securities they replaced.  To alleviate market and duration risk, United has focused on purchasing floating rate securities. The combined effect of lower loan and investment securities yields drove the average yield on interest-earning assets for 2013 to 3.72%, down 37 basis points from 4.09% in 2012.  Partially offsetting the lower loan and securities yields was a higher average yield on other interest-earning assets, due primarily to the use of reverse repurchase agreements including collateral swap transactions where United enters into a repurchase agreement and reverse repurchase agreement simultaneously with the same counterparty subject to a master netting agreement.  In these transactions, the offsetting balances are netted on the balance sheet.

Average interest bearing liabilities in 2013 decreased $152 million, or 3%, from the prior year as United was able to fund more of its balance sheet from noninterest bearing sources.  Average noninterest bearing deposits increased $191 million from 2012 to 2013 allowing United to decrease interest bearing sources of funds.  The average cost of interest bearing liabilities for 2013 was .56% compared to .75% for 2012, reflecting United’s concerted efforts to reduce deposit pricing.  Also contributing to the overall lower rate on interest bearing liabilities was a shift in the mix of deposits away from more expensive time deposits toward lower-rate transaction deposits.  United was able to reduce the effective rate on brokered deposits in 2013 to a negative .23% by swapping the fixed rate on longer-term brokered time deposits to LIBOR minus a spread.

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

During the fourth quarter 2013, United reclassified hedge ineffectiveness gains and losses from other fee revenue to the line within net interest revenue where interest on the related hedged item is reported.  The reclassification of hedge ineffectiveness gains and losses added approximately 1 basis point to the margin for the year ended December 31, 2013.  All prior amounts have been adjusted for a consistent presentation.

For 2013, 2012 and 2011, United’s net interest spread was 3.16%, 3.34%, and 3.33%, respectively, while the net interest margin was 3.30%, 3.51%, and 3.52%, respectively. The decline in both ratios from 2012 to 2013 was due to lower yields on securities and loans, which were not completely offset by the decrease in rates paid for deposits and other interest bearing liabilities.

The following table shows the relationship between interest revenue and interest expense and the average balances of interest-earning assets and interest-bearing liabilities.

Table 2 - Average Consolidated Balance Sheet and Net Interest Margin Analysis
For the Years Ended December 31,
(In thousands, taxable equivalent)

	2013			2012			2011
	Average		Avg.	Average		Avg.	Average		Avg.
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest-earning assets:
Loans (1)(2)	$4,254,159	$201,278	4.73%	$4,165,520	$217,705	5.23%	$4,307,111	$244,159	5.67%
Taxable securities (3)	2,169,024	40,331	1.86	2,065,162	43,657	2.11	1,973,678	55,251	2.80
Tax-exempt securities (1)(3)	21,228	1,354	6.38	23,759	1,565	6.59	25,693	1,651	6.43
Federal funds sold and other interest-earning assets	204,303	4,360	2.13	292,857	4,740	1.62	478,403	3,247	.68
Total interest-earning assets	6,648,714	247,323	3.72	6,547,298	267,667	4.09	6,784,885	304,308	4.49
Non-interest-earning assets:
Allowance for loan losses	(95,411)			(114,647)			(145,656)
Cash and due from banks	63,174			53,247			90,212
Premises and equipment	167,424			172,544			178,061
Other assets (3)	290,098			206,609			281,233
Total assets	$7,073,999			$6,865,051			$7,188,735

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW	$1,285,842	$1,759	.14	$1,293,510	$2,049	.16	$1,348,493	$3,998	.30
Money market	1,315,385	2,210	.17	1,140,354	2,518	.22	993,871	5,456	.55
Savings deposits	244,725	133	.05	216,880	150	.07	195,468	234	.12
Time deposits less than $100,000	974,470	5,850	.60	1,170,202	9,788	.84	1,471,596	18,648	1.27
Time deposits greater than $100,000	654,102	5,115	.78	766,411	8,027	1.05	948,659	14,347	1.51
Brokered deposits	219,215	(501)	(.23)	155,902	1,282	.82	401,393	6,119	1.52
Total interest-bearing deposits	4,693,739	14,566	.31	4,743,259	23,814	.50	5,359,480	48,802	.91
Federal funds purchased, repurchase agreeements, and other short-term borrowings	66,561	2,071	3.11	80,593	2,987	3.71	102,727	4,250	4.14
Federal Home Loan Bank advances	32,604	68	.21	124,771	907	.73	47,220	2,042	4.32
Long-term debt	131,081	10,977	8.37	127,623	10,201	7.99	139,666	10,544	7.55
Total borrowed funds	230,246	13,116	5.70	332,987	14,095	4.23	289,613	16,836	5.81
Total interest-bearing liabilities	4,923,985	27,682	.56	5,076,246	37,909	.75	5,649,093	65,638	1.16
Non-interest-bearing liabilities:
Non-interest-bearing deposits	1,333,199			1,142,236			915,649
Other liabilities	84,506			64,986			66,809
Total liabilities	6,341,690			6,283,468			6,631,551
Shareholders’ equity	732,309			581,583			557,184
Total liabilities
and shareholders’ equity	$7,073,999			$6,865,051			$7,188,735
Net interest revenue		$219,641			$229,758			$238,670
Net interest-rate spread			3.16%			3.34%			3.33%
Net interest margin (4)			3.30%			3.51%			3.52%

(1)     Interest revenue on tax-exempt securities and loans has been increased to reflect comparable interest on taxable securities and loans.  The rate used was 39%, reflecting the statutory federal rate and the federal tax adjusted state tax rate.
(2)     Included in the average balance of loans outstanding are loans where the accrual of interest has been discontinued.
(3)     Securities available for sale are shown at amortized cost.  Average pretax unrealized gains of $4.36 million, $23.6 million and $32.2 million in 2013, 2012 and 2011, respectively are included in other assets for purposes of this presentation.
(4)     Net interest margin is taxable equivalent net-interest revenue divided by average interest-earning assets.

The following table shows the relative effect on net interest revenue of changes in the average outstanding balances (volume) of earning assets and interest bearing liabilities and the rates earned and paid by United on such assets and liabilities.

Table 3 - Change in Interest Revenue and Interest Expense
(in thousands, taxable equivalent)

	2013 Compared to 2012			2012 Compared to 2011
	Increase (decrease)			Increase (decrease)
	due to changes in			due to changes in
	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Loans	$4,552	$(20,979)	$(16,427)	$(7,696)	$(18,758)	$(26,454)
Taxable securities	2,118	(5,444)	(3,326)	2,461	(14,055)	(11,594)
Tax-exempt securities	(163)	(48)	(211)	(127)	41	(86)
Federal funds sold and other interest-earning assets	(1,656)	1,276	(380)	(1,641)	3,134	1,493
Total interest-earning assets	4,851	(25,195)	(20,344)	(7,003)	(29,638)	(36,641)

Interest-bearing liabilities:
Interest-bearing deposits:
NOW	(12)	(278)	(290)	(157)	(1,792)	(1,949)
Money Market	350	(658)	(308)	709	(3,647)	(2,938)
Savings deposits	18	(35)	(17)	23	(107)	(84)
Time deposits less than $100,000	(1,465)	(2,473)	(3,938)	(3,331)	(5,529)	(8,860)
Time deposits greater than $100,000	(1,067)	(1,845)	(2,912)	(2,430)	(3,890)	(6,320)
Brokered deposits	360	(2,143)	(1,783)	(3,028)	(1,809)	(4,837)
Total interest-bearing deposits	(1,816)	(7,432)	(9,248)	(8,214)	(16,774)	(24,988)
Federal funds purchased, repurchase agreements & other short-term borrowings	(477)	(439)	(916)	(851)	(412)	(1,263)
Federal Home Loan Bank advances	(427)	(412)	(839)	1,502	(2,637)	(1,135)
Long-term debt	281	495	776	(941)	598	(343)
Total borrowed funds	(623)	(356)	(979)	(290)	(2,451)	(2,741)
Total interest-bearing liabilities	(2,439)	(7,788)	(10,227)	(8,504)	(19,225)	(27,729)

Decrease in net interest revenue	$7,290	$(17,407)	$(10,117)	$1,501	$(10,413)	$(8,912)

Any variance attributable jointly to volume and rate changes is allocated to the volume and rate variance in proportion to the relationship of the absolute dollar amount of the change in each.

Provision for Credit Losses

The provision for credit losses is based on management’s evaluation of probable incurred losses in the loan portfolio and corresponding analysis of the allowance for credit losses at the end of each reporting period.  The provision for credit losses was $65.5 million in 2013, compared with $62.5 million in 2012, and $251 million in 2011.  As a percentage of average outstanding loans (excluding loans covered by loss sharing agreements with the FDIC), the provision for credit losses was 1.55%, 1.52% and 5.91%, respectively, in 2013, 2012 and 2011.  The amount of provision recorded in each year was the amount required such that the total allowance for credit losses reflected the appropriate balance, in the estimation of management, and was sufficient to cover incurred losses in the loan portfolio.  The 2013 provision was higher than the 2012 provision due to the increase level of charge-offs associated with the second quarter 2013 classified asset disposition.  The 2012 provision for loan losses was $189 million lower than the 2011 provision, primarily due to the improvement in credit trends during 2012 as well as the elevated level of charge-offs in 2011 resulting from the execution of a plan to dispose of a significant amount of problem assets. In addition, during the third quarter of 2011, United recorded an additional loan loss provision of $25.0 million specifically related to the classification of its then-largest lending relationship.  The ratio of net loan charge-offs to average outstanding loans for 2013 was 2.22% compared with 1.69% for 2012 and 7.33% for 2011.

In the fourth quarter of 2013, United established an allowance for unfunded loan commitments which is included in other liabilities in the consolidated balance sheet.  The allowance for unfunded loan commitments represents probable incurred losses on unfunded loan commitments that are expected to result in outstanding loan balances.  The allowance for unfunded loan commitments was established through the provision for credit losses.

Over the past two years, United has experienced a significant improvement in credit quality and corresponding credit measures.  During the second quarter of 2013, United sold classified assets totaling approximately $172 million, including a bulk sale of $131 million.  The classified asset sales and a general improving trend reduced United’s nonperforming assets to $31.0 million as of December 31, 2013.  Additional discussion on credit quality and the allowance for loan losses is included in the “Asset Quality and Risk Elements” and “Critical Accounting Polices” sections of this report, as well as Note 1 to the consolidated financial statements.

Fee Revenue

Fee revenue was $56.6 million in 2013, compared with $56.1 million in 2012 and $44.9 million in 2011.  The following table presents the components of fee revenue.

Table 4 - Fee Revenue
For the Years Ended December 31,
(in thousands)

				Change
	2013	2012	2011	2013-2012
Overdraft fees	$12,425	$13,302	$14,246	(7)%
ATM and debit card fees	14,509	13,108	12,079	11
Other service charges and fees	5,063	5,260	2,785	(4)
Service charges and fees	31,997	31,670	29,110	1
Mortgage loan and related fees	9,925	10,483	5,419	(5)
Brokerage fees	4,465	3,082	2,986	45
Customer derivatives	1,599	524	—	205
Securities gains, net	186	7,078	842
Losses on prepayment of borrowings	—	(6,681)	(791)
Other	8,426	9,956	7,341	(15)
Total fee revenue	$56,598	$56,112	$44,907	1

Service charges and fees of $32.0 million were up $327,000, or 1%, from 2012.  The increase was primarily due to higher ATM and debit card interchange fees.  Overdraft fees continue to decline as customer utilization of our courtesy overdraft services decreases.  The increase in other service charges from 2011 to 2012 was due to new service fees on low balance demand deposit accounts that were initiated in January 2012.

Mortgage loan and related fees of $9.93 million were down $558,000, or 5%, from 2012.  In 2013, United closed 1,918 mortgage loans totaling $297 million compared with 2,339 loans totaling $370 million in 2012.  Mortgage refinancing activity slowed during the 2013 due to rising long-term interest rates.  The volume of new purchase financings in 2013 was 48% compared with 33% in 2012.  New purchase financings increased as a percentage of total production due to lower refinancing activity, but also due to an increase in volume of new purchase financings.  United had $144 million of new purchase financing originations in 2013 compared to $118 million in 2012.

Brokerage fees of $4.47 million increased $1.38, or 45%, from 2012.  A portion of United’s brokerage fee revenue is derived from the value of assets under management which increased with the overall improvement in the market, further contributing to the increased revenue.  In addition, continued low interest rates resulted in heightened customer demand for income products.

Fees from customer swap transactions earned under United’s back-to-back customer swap program of $1.60 million were up $1.08 million in 2013 from 2012 due to an increase in transaction volume.  United provides interest rate swaps to commercial customers who desire fixed rate loans. United makes a floating rate loan to those customers and enters into an interest rate swap contract with the customer to swap the floating rate to a fixed rate. United then enters into an offsetting swap with a swap dealer with terms that mirror the customer swap. The fixed and variable legs of the customer and dealer swaps offset leaving United with a variable rate loan.

United recognized net securities gains of $186,000 and $7.08 million during 2013 and 2012, respectively. United also recognized losses from the prepayment of FHLB advances and structured repurchase agreements totaling $6.68 million in 2012.  The losses were part of the same balance sheet management activities that resulted in the securities gains.

Other fee revenue of $8.43 million for 2013 was down $1.53 million, or 15%, from 2012.  Other fee revenue for 2012 included $1.10 million in interest on a prior year tax refund that resulted from a net operating loss carry back claim. Other fee revenue for 2013 and 2012 included gains from the sale of low income housing tax credits of $468,000 and $728,000, respectively.

Operating Expense

The following table presents the components of operating expenses.

Table 5 - Operating Expenses
For the Years Ended December 31,
(in thousands)

				Change
	2013	2012	2011	2013-2012
Salaries and employee benefits	$96,233	$96,026	$100,095	—%
Communications and equipment	13,233	12,940	13,135	2
Occupancy	13,930	14,304	15,645	(3)
Advertising and public relations	3,718	3,855	4,291	(4)
Postage, printing and supplies	3,283	3,899	4,256	(16)
Professional fees	9,617	8,792	9,727	9
Foreclosed property - foreclosure and carrying costs	3,163	5,118	10,499	(38)
Foreclosed property - writedowns and losses from sales	4,706	8,875	68,406	(47)
FDIC assessments and other regulatory charges	9,219	10,097	14,259	(9)
Amortization of intangibles	2,031	2,917	3,016	(30)
Other	15,171	19,951	18,270	(24)
Total operating expenses	$174,304	$186,774	$261,599	(7)

Operating expenses were $174 million in 2013 as compared to $187 million in 2012 and $262 million in 2011.  The decrease mostly reflects lower foreclosed property losses and write downs associated with the declining volume of foreclosed properties following the classified asset sales in the second quarter of 2013.

Salaries and employee benefits expense for 2013 was $96.2 million, an increase of 207,000, or less than 1%, from 2012.  A decrease in regular salaries was offset by higher incentive compensation due to performance targets that were met.  Headcount totaled 1,506 at December 31, 2013 compared to 1,590 at December 31, 2012, a decrease of 84 positions.

Communications and equipment expense of $13.2 million for 2013 was up $293,000, or 2%, from 2012.  The increase reflects higher software costs resulting from new technology solutions to improve operating efficiency and customer service as well as higher telecommunications charges.

Occupancy expense of $13.9 million for 2013 was down $374,000, or 3%, compared to 2012.  The decrease was primarily related to lower utilities and maintenance charges partially due to the closing of underperforming branches.

Advertising and public relations expense for 2013 was $3.72 million, a decrease of $137,000, or 4%, from 2012.  The decrease was due to continued efforts to reduce discretionary spending.

Postage, printing and supplies expense for 2013 was $3.28 million, a decrease of $616,000, or 16%, from 2012.  The decrease was primarily due to lower expenditures on office supplies and printing, as well as lower outside courier expenses reflecting further use of electronic statements and technology.

Professional fees were $9.62 million for 2013, increased $825,000, or 9%, from 2012.  The increase was primarily due to consulting services related to several efficiency and revenue enhancement projects that were in process in 2013.

Foreclosed property expenses include foreclosure and carrying costs and realized losses and write-downs of foreclosed properties.  Foreclosure and carrying costs for 2013 were $3.16 million, a decrease of $1.96 million from 2012.  The foreclosure and carrying costs category includes legal fees, property taxes, marketing costs, utility services, and maintenance and repair charges.  Realized losses and write-downs on foreclosed property totaled $4.71 million for the year ended December 31, 2013, compared to $8.88 million for 2012.  Foreclosed property costs declined in 2013 as the balance of foreclosed properties has stabilized following the accelerated sales of classified assets in the second quarter of 2013.

FDIC assessments and other regulatory charges expense for 2013 was $9.22 million, a decrease of $878,000, or 9%, from 2012.  Amortization of intangibles continues to decrease as core deposit intangibles related to past acquisitions become fully amortized.

Other expenses totaled $15.2 million for 2013, a decrease of $4.78 million, or 24%, from 2012.  The decrease is primarily due to a $4.00 million charge in 2012 to establish litigation reserves for potential losses related to threatened litigation.

Income Taxes

Income tax benefit was $238 million in 2013, compared to income tax expense of $1.05 million in 2012 and income tax benefit of $3.98 million in 2011, respectively.  The 2013 tax benefit was primarily due to the second quarter reversal of $272 million of the deferred tax valuation allowance. The 2011 tax benefit included the reversal of previously established reserves for uncertain tax positions of $4.59 million as a result of the tax returns upon which the tax positions were claimed no longer being subject to audit as a result of statute expiration and due to the settlement of a state tax dispute.  The effective tax rates (as a percentage of pre-tax earnings) were not meaningful for 2013, 2012 and 2011 due to the valuation allowance on United’s deferred tax asset and the subsequent reversal of the valuation allowance in the second quarter of 2013.  The tax rate for 2014 is expected to be approximately 37.5 percent reflecting the mix of taxable and tax-exempt income.

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

At December 31, 2012 and 2011, United reported no net deferred tax assets due to a full valuation allowance of $270 million and $273 million, respectively.  United remains in a three-year cumulative loss position that resulted from significant credit losses incurred during the recent financial crisis.  A three-year cumulative loss position is considered to be negative evidence that is difficult to overcome.  However, during the second quarter of 2013, based on the weight of all the positive and negative evidence, management concluded that it was more likely than not that $272 million of the net deferred tax assets will be realized based upon future taxable income and therefore, reversed $272 million of the valuation allowance.  Thus, at December 31, 2013, United reported a net deferred tax asset of $259 million, which reflects a valuation allowance of $4.10 million related to specific state income tax credits that have short carryforward periods and therefore are expected to expire before they can be utilized.

The deferred tax asset valuation allowance was reversed in the second quarter of 2013 following the achievement of six consecutive quarters of positive operating results.  These positive earnings results and improving credit measures provided an objective basis for a conclusion that profitability was considered sustainable and improving.  In addition, the second quarter of 2013 sale of classified assets improved United’s ability to predict credit costs and forecast profitability going forward by removing the assets that were most likely to drive future credit losses.  As a result of this discretionary distressed asset sale, United’s classified asset ratio (classified assets as a percentage of Tier 1 capital and the allowance for loan losses) improved to 27% at December 31, 2013, compared with 50% at December 31, 2012.

Based on all evidence considered, as of December 31, 2013, management concluded it was still more likely than not that our net deferred tax asset would be realized.  With continuous improvements in credit quality, quarterly earnings for the past nine quarters have closely followed management’s forecast for these periods, excluding the impact of the discretionary sales of classified assets in the second quarter of 2013.  The improvement in management’s ability to produce reliable forecasts, continuous and significant improvements in credit quality, and a sustained period of profitability were given appropriate weighting in our analysis, and such evidence was considered sufficient to overcome the weight of the negative evidence related to the significant operating losses in prior years.

In addition to such positive evidence at December 31, 2013, United has also reduced the amount of credit risk inherent in its loan portfolio by reducing its concentration of construction loans and improving its overall loan portfolio diversification.  These changes place United in a strong position to manage through the ongoing weakness in the economy.  United also has a long record of positive earnings and accurate earnings forecasts prior to the economic downturn and is currently in a strong capital position and conservatively expects to exit the three-year cumulative loss position in the first quarter of 2014.

Management expects to generate higher levels of future taxable income and believes this will allow for full utilization of United’s net operating loss carryforwards within five to seven years, which is well within the statutory carryforward periods.  In determining whether management’s projections of future taxable income are reliable, management considered objective evidence supporting the forecast assumptions as well as recent experience demonstrating management’s ability to reasonably project future results of operations.  Further, while the banking environment is expected to remain challenging due to economic and other uncertainties, management believes that it can confidently forecast future taxable income at sufficient levels over the future period of time that United has available to realize its December 31, 2013 deferred tax asset.

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

Additional information regarding income taxes, including a reconciliation of the differences between the recorded income tax provision and the amount of income tax computed by applying the statutory federal income tax rate to income before income taxes, can be found in Note 17 to the consolidated financial statements.

Fourth Quarter 2013 Discussion

Taxable equivalent net interest revenue for the fourth quarter of 2013 decreased $265,000, or less than 1%, to $55.9 million from the same period a year ago, primarily due to lower yields on our investment securities and loan portfolios.  The net interest margin decreased 19 basis points from the fourth quarter of 2012 to 3.26% for the fourth quarter of 2013.  The lower yield on the loan portfolio for the fourth quarter of 2013 reflected the ongoing pricing pressure on new and renewed loans.

The fourth quarter of 2013 provision for credit losses was $3.00 million, compared to $14.0 million for the fourth quarter of 2012. Nonperforming assets totaled $31.0 million, down $97.1 million from a year ago.  Nonperforming assets as a percentage of total assets were .42% at December 31, 2013, compared with 1.88% at December 31, 2012.

The following table presents the components of fee revenue from continuing operations for the fourth quarters of 2013 and 2012.

Table 6 - Quarterly Fee Revenue
(in thousands)

	Three Months Ended
	December 31,
	2013	2012	Change
Overdraft fees	$3,199	$3,464	(8)%
ATM and debit card fees	3,691	3,701	—
Other service charges and fees	1,276	1,210	5
Service charges and fees	8,166	8,375	(2)
Mortgage loan and related fees	1,713	3,262	(47)
Brokerage fees	1,361	751	81
Securities gains, net	70	31	126
Other	2,209	2,226	(1)
Total operating fee revenue	$13,519	$14,645	(8)

Fee revenue for the fourth quarter of 2013 of $13.5 million decreased $1.13 million, or 8%, from $14.6 million for the fourth quarter of 2012.  Service charges and fees on deposit accounts of $8.17 million decreased $209,000, or 2%, to $8.17 million.  The decrease was due to continued lower utilization of our courtesy overdraft services.  Mortgage fees of $1.71 million decreased $1.55 million, or 47%, to $1.71 million due to a decrease in refinancing activities due to higher interest rates.  United closed $55.5 million in mortgage loans in the fourth quarter of 2013, compared to $100 million in the fourth quarter of 2012.  Brokerage fees of $1.36 million increased $610,000, or 81%, from the fourth quarter of 2012.  Other fee revenue of $2.21 million decreased $17,000, or 1%, from the fourth quarter of 2012.  In the fourth quarter of 2013, United recognized a gain of $300,000 on certain mutual fund holdings.  In the fourth quarter of 2012, United recognized a gain of $200,000 from the sale of a closed branch facility and a $144,000 gain on an equity investment in a community bank that was sold during the quarter.

The following table presents operating expenses for the fourth quarters of 2013 and 2012.

Table 7 - Quarterly Operating Expenses
(in thousands)

	Three Months Ended
	December 31,
	2013	2012	Change
Salaries and employee benefits	$24,817	$23,586	5
Communications and equipment	3,414	3,320	3
Occupancy	3,735	3,455	8
Advertising and public relations	781	987	(21)
Postage, printing and supplies	882	1,050	(16)
Professional fees	2,102	2,685	(22)
Foreclosed property - foreclosure and carrying costs	626	1,423	(56)
Foreclosed property - writedowns, (gains) losses from sales, net	(435)	3,188	(114)
FDIC assessments and other regulatory charges	1,804	2,505	(28)
Amortization of intangibles	408	727	(44)
Other	3,480	7,800	(55)
Total operating expenses	$41,614	$50,726	(18)

Operating expenses of $41.6 million decreased $9.11 million to $41.6 million, an 18% decrease from the fourth quarter of 2012, primarily due to lower foreclosed property costs and other expenses.  Salaries and employee benefit costs of $24.8 million were up $1.23 million from the fourth quarter of 2012, due primarily to incentives paid for achieving strategic goals and financial targets.  Communications and equipment expenses of $3.41 million were up $94,000, or 3%, to $3.41 million for the fourth quarter of 2013 compared to 2012 due to higher software and phone data circuits expense.  Occupancy expense of $3.74 million was up $280,000 for the fourth quarter of 2013 compared to 2012, primarily due to a $400,000 write-off of leasehold improvements on a branch lease for a branch that was consolidated into another branch.  Professional fees of $2.10 million decreased $583,000 to $2.10 million, due to lower legal fees.  Foreclosed property - foreclosure and carrying costs of $626,000 decreased $797,000 from $1.42 million for the fourth quarter of 2012, due to a lower number of foreclosed properties held. Write-downs and net gains from sales of foreclosed property totaled a net gain of $435,000 for the fourth quarter of 2013, a decrease of $3.62 million, or 114%, also related to a lower volume of foreclosed property.  FDIC assessments and other regulatory charges decreased from $2.51 million during the fourth quarter of 2012 to $1.80 million for the same period in 2013.  Other expenses of $3.48 million were down $4.32 million from the fourth quarter of 2012.  In the fourth quarter of 2012, United established a litigation reserve of $4.00 million for potential losses related to the Fletcher litigation.

Balance Sheet Review

Total assets at December 31, 2013 were $7.43 billion, an increase of $623 million, or 9%, from December 31, 2012.  On a daily average basis, total assets increased $209 million, or 3%, from 2012 to 2013.  Average interest earning assets for 2013 and 2012 were $6.65 billion and $6.55 billion, respectively.

Loans

Substantially all of United’s loans are to customers located in the immediate market areas of its community banks in Georgia, North Carolina, South Carolina and Tennessee, including customers who have a seasonal residence in United’s market areas.  More than 80% of the loans are secured by real estate.  Total loans averaged $4.25 billion in 2013, compared with $4.17 billion in 2012, an increase of 2%.  At December 31, 2013, total loans, excluding loans acquired from SCB that are covered by loss sharing agreements with the FDIC, were $4.33 billion, an increase of $154 million, or 4%, from December 31, 2012.  Despite the weak economy and lagging loan demand, United has continued to pursue lending opportunities.  The rate of decrease in the loan portfolio dropped significantly following the disposition of problem loans in the first quarter of 2011 and has continued to stabilize, resulting in the modest growth in 2012 and 2013.  Residential mortgage loans increased primarily due to a successful home equity line promotion that has gained traction in United’s footprint and a new low closing cost mortgage product that began being offered in the first quarter of 2013.  Consumer installment loans increases reflect purchases of indirect auto loans.

The following table presents the composition of United’s loan portfolio for the last five years.

Table 8 - Loans Outstanding
As of December 31,
(in thousands)

	2013	2012	2011	2010	2009
Loans by Category
Commercial (secured by real estate)	$1,756,710	$1,813,365	$1,821,414	$1,761,424	$1,779,398
Commercial & industrial	471,961	458,246	428,249	441,518	390,520
Commercial construction	148,903	154,769	164,155	296,582	362,566
Total commercial	2,377,574	2,426,380	2,413,818	2,499,524	2,532,484
Residential mortgage	1,315,964	1,214,203	1,134,902	1,278,780	1,427,198
Residential construction	328,579	381,677	448,391	695,166	1,050,065
Consumer installment	307,149	152,748	112,503	130,656	141,729
Total loans	$4,329,266	$4,175,008	$4,109,614	$4,604,126	$5,151,476

	2013	2012	2011	2010	2009
Loans by Market
North Georgia	$1,240,234	$1,363,723	$1,425,811	$1,688,586	$1,883,880
Atlanta MSA	1,275,139	1,249,470	1,219,652	1,310,222	1,435,223
North Carolina	571,971	579,085	597,446	701,798	771,709
Coastal Georgia	423,045	400,022	346,189	335,020	405,689
Gainesville MSA	254,655	261,406	264,567	312,049	389,766
East Tennessee	279,587	282,863	255,949	256,451	265,209
South Carolina	88,531	—	—	—	—
Other (Indirect Auto)	196,104	38,439	—	—	—
Total loans	$4,329,266	$4,175,008	$4,109,614	$4,604,126	$5,151,476

As of December 31, 2013, United’s 25 largest credit relationships consisted of loans and loan commitments ranging from $10 million to $50 million, with an aggregate total credit exposure of $438 million, including $155 million in unfunded commitments, and $283 million in balances outstanding, excluding participations sold.  United had only eight lending relationships whose total credit exposure exceeded $20 million of which only four relationships were in excess of $25 million.

The following table sets forth the maturity distribution of commercial and construction loans, including the interest rate sensitivity for loans maturing after one year.

Table 9 - Loan Portfolio Maturity
As of December 31, 2013
(in thousands)

					Rate Structure for Loans
	Maturity				Maturing Over One Year
	One Year	One through	Over Five		Fixed	Floating
	or Less	Five Years	Years	Total	Rate	Rate
Commercial (commercial and industrial)	$161,045	$220,526	$90,390	$471,961	$208,821	$102,095
Construction (commercial and residential)	207,253	194,541	75,688	477,482	185,220	85,009
Total	$368,298	$415,067	$166,078	$949,443	$394,041	$187,104

Asset Quality and Risk Elements

United manages asset quality and controls credit risk through review and oversight of the loan portfolio as well as adherence to policies designed to promote sound underwriting and loan monitoring practices.  United’s credit administration function is responsible for monitoring asset quality and Board of Directors approved portfolio limits, establishing credit policies and procedures and enforcing the consistent application of these policies and procedures among all of the community banks.  Additional information on United’s credit administration function is included in Item 1 under the heading “Loan Review and Nonperforming Assets.”

United classifies performing loans as “substandard” when there is a well-defined weakness or weaknesses that jeopardizes the repayment by the borrower and there is a distinct possibility that United could sustain some loss if the deficiency is not corrected.

United’s home equity lines, which are a component of the residential mortgage portfolio, generally require the payment of interest only for a set period after origination.  After this initial period, the outstanding balance begins amortizing and requires the payment of both principal and interest.  At December 31, 2013 and 2012, the funded portion of home equity loans totaled $441 million and $385 million, respectively.  Approximately 3% of the home equity loans at December 31, 2013 were amortizing.  Of the $441 million in balances outstanding at December 31, 2013, $280 million, or 63%, were first liens.  At December 31, 2013, 60% of the total available home equity lines were drawn upon.

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

The table below presents performing substandard loans for the last five years.

Table 10 - Performing Substandard Loans
(dollars in thousands)

	December 31,	December 31,	December 31,	December 31,	December 31,
	2013	2012	2011	2010	2009
By Category
Commercial (secured by real estate)	$77,725	$117,543	$143,058	$156,765	$123,740
Commercial & industrial	9,589	18,477	15,753	16,767	33,974
Commercial construction	16,758	19,285	18,510	90,745	51,696
Total commercial	104,072	155,305	177,321	264,277	209,410
Residential mortgage	51,989	65,179	76,442	86,143	79,741
Residential construction	14,104	37,804	71,955	158,770	196,908
Consumer installment	2,538	3,653	2,751	2,957	3,553
Total	$172,703	$261,941	$328,469	$512,147	$489,612

By Market
North Georgia	$69,510	$105,851	$134,945	$212,992	$256,178
Atlanta MSA	43,171	77,630	99,453	185,327	141,205
North Carolina	18,954	28,657	40,302	42,335	17,524
Coastal Georgia	18,561	17,421	24,985	29,223	40,930
Gainesville MSA	14,916	19,251	17,338	33,962	26,969
East Tennessee	7,591	13,131	11,446	8,308	6,806
South Carolina	—	—	—	—	—
Total loans	$172,703	$261,941	$328,469	$512,147	$489,612

At December 31, 2013, performing substandard loans totaled $173 million and decreased $89.2 million from December 31, 2012.  The decrease from 2012 reflects a general declining trend as well as the second quarter 2013 classified asset sales. Performing substandard loans had been on a downward trend as credit conditions have continued to improve and problem credits are resolved. Most of the decrease from a year ago occurred in United’s Atlanta, north Georgia and western North Carolina markets.  Commercial (secured by real estate) and residential construction showed the most significant decreases.

Reviews of substandard performing and non-performing loans, TDRs, past due loans and larger credits, are conducted on a regular basis and reported to management each quarter and are designed to identify risk migration and potential charges to the allowance for loan losses.  These reviews are presented by the responsible lending officers and specific action plans are discussed along with the financial strength of borrowers, the value of the applicable collateral, past loan loss experience, anticipated loan losses, changes in risk profile, the effect of prevailing economic conditions on the borrower and other factors specific to the borrower and its industry.  In addition to United’s internal loan review, United also uses external loan review to ensure the independence of the loan review process.

The provision for credit losses charged to earnings is based upon management’s judgment of the amount necessary to maintain the allowance at a level appropriate to absorb probable incurred losses in the loan portfolio at the balance sheet date.  The amount each quarter is dependent upon many factors, including growth and changes in the composition of the loan portfolio, net charge-offs, delinquencies, management’s assessment of loan portfolio quality, the value of collateral, and other macro-economic factors and trends.  The evaluation of these factors is performed quarterly by management through an analysis of the appropriateness of the allowance for loan losses.  The decreases in the provision and the declining level of the allowance for loan losses compared to the previous periods reflects stabilizing trends in substandard loans, leading to an expectation that charge-off levels will continue to decline.  Further, the declining balance of the allowance for loan losses over the last several quarters reflects an overall improving trend in the credit quality of the loan portfolio.  A general improvement in economic conditions in United’s market also contributed to the lower level of provision and allowance for loan losses.

The allocation of the allowance for credit losses is based on historical data, subjective judgment and estimates and, therefore, is not necessarily indicative of the specific amounts or loan categories in which charge-offs may ultimately occur.  Due to the imprecise nature of the loss estimation process and the effects of changing conditions, these risk attributes may not be adequately captured in the data related to the formula-based loan loss components used to determine allocations in United’s analysis of the adequacy of the allowance for loan losses.  Consequently, management believes that the unallocated allowance is appropriate to reflect probable incurred but unconfirmed losses in the loan portfolio not otherwise captured by the formula-based loan loss components.

The following table summarizes the allocation of the allowance for credit losses for each of the past five years.

Table 11 - Allocation of Allowance for Credit Losses
As of December 31,
(in thousands)

	2013		2012		2011		2010		2009
	Amount	%*	Amount	%*	Amount	%*	Amount	%*	Amount	%*
Commercial (secured by real estate)	$24,338	41	$27,847	43	$31,644	44	$31,191	38	$19,208	34
Commercial & industrial	6,573	11	5,537	11	5,681	10	7,580	10	6,892	8
Total commercial	30,911	52	33,384	54	37,325	54	38,771	48	26,100	42
Construction	16,155	11	35,051	13	36,476	15	99,351	21	99,446	27
Residential mortgage	20,974	30	26,642	29	29,076	28	22,305	28	17,266	28
Consumer installment	2,479	7	2,747	4	2,124	3	3,030	3	2,545	3
Unallocated	6,243		9,313		9,467		11,238		10,245
Total allowance for loan losses	76,762	100	107,137	100	114,468	100	174,695	100	155,602	100
Allowance for unfunded commitments	2,165		—		—		—		—
Total allowance for credit losses	$78,927		$107,137		$114,468		$174,695		$155,602

* Loan balance in each category, expressed as a percentage of total loans.

The following table presents a summary of changes in the allowance for credit losses for each of the past five years.

Table 12 - Allowance for Credit Losses
Years Ended December 31,
(in thousands)

	2013	2012	2011	2010	2009
Balance beginning of period	$107,137	$114,468	$174,695	$155,602	$122,271
Charge-offs:
Commercial (secured by real estate)	36,470	23,062	59,468	33,593	21,796
Commercial & industrial	18,914	2,424	24,890	10,837	11,322
Commercial construction	6,483	5,411	55,730	9,993	9,908
Residential mortgage	12,277	17,262	53,707	28,806	18,997
Residential construction	23,049	24,260	118,916	136,666	219,168
Consumer installment	2,461	2,214	3,594	4,828	5,115
Total loans charged-off	99,654	74,633	316,305	224,723	286,306
Recoveries:
Commercial (secured by real estate)	1,945	692	448	1,167	520
Commercial & industrial	1,888	1,104	967	1,762	5,397
Commercial construction	69	111	203	431	12
Residential mortgage	715	799	738	867	411
Residential construction	173	1,272	1,678	15,370	2,253
Consumer installment	1,154	824	1,044	1,219	1,044
Total recoveries	5,944	4,802	5,078	20,816	9,637
Net charge-offs	93,710	69,831	311,227	203,907	276,669
Provision for loan losses	63,335	62,500	251,000	223,000	310,000
Allowance for loan losses at end of period	76,762	107,137	114,468	174,695	155,602

Allowance for unfunded commitments at beginning of period	—	—	—	—	—
Provision for unfunded commitments	2,165	—	—	—	—
Allowance for unfunded commitments at end of period	2,165	—	—	—	—
Allowance for credit losses	$78,927	$107,137	$114,468	$174,695	$155,602

Total loans (1):
At year-end	$4,329,266	$4,175,008	$4,109,614	$4,604,126	$5,151,476
Average	4,228,235	4,123,530	4,244,305	4,884,330	5,501,165

Allowance for loan losses as a percentage of year-end loans	1.77%	2.57%	2.79%	3.79%	3.02%

As a percentage of average loans:
Net charge-offs	2.22	1.69	7.33	4.17	5.03
Provision for loan losses	1.50	1.52	5.91	4.57	5.64

Allowance for loan losses as a percentage of nonperforming loans	286	97	90	98	59

(1) Excludes loans acquired through the FDIC assisted acquisition of Southern Community Bank that are covered by loss sharing agreements.

The allowance for credit losses, which includes a portion related to unfunded commitments, totaled $78.9 million at December 31, 2013 compared with $107 million at December 31, 2012.  At December 31, 2013, the allowance for loan losses was $76.8 million, or 1.77% of total loans, compared with $107 million, or 2.57% of loans at December 31, 2012.  The decrease in the allowance for credit losses is consistent with the overall improving trends in credit quality of the loan portfolio.

Management believes that the allowance for credit losses at December 31, 2013 reflects the probable incurred losses in the loan portfolio and unfunded loan commitments.  This assessment involves uncertainty and judgment; therefore, the adequacy of the allowance for credit losses cannot be determined with precision and may be subject to change in future periods.  The amount of any changes could be significant if management’s assessment of loan quality or collateral values changes substantially with respect to one or more loan relationships or portfolios.  In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require adjustments to the provision for credit losses in future periods if, in their opinion, the results of their review warrant such additions.  See the “Critical Accounting Policies” section for additional information on the allowance for credit losses.

Nonperforming Assets

Nonperforming loans totaled $26.8 million at December 31, 2013, compared with $110 million at December 31, 2012.  There were no accruing loans more than 90 days past due at December 31, 2013 and 2012.  At December 31, 2013 and 2012, the ratio of nonperforming loans to total loans was .62% and 2.63%, respectively.  Nonperforming loans have steadily decreased in dollar amount and as a percentage of total loans following the classification of United’s largest lending relationship in the third quarter of 2011.  In addition, the second quarter of 2013 sales of classified assets, which included United’s largest lending relationship, further reduced nonperforming assets. Nonperforming assets, which include nonperforming loans and foreclosed properties, totaled $31.0 million at December 31, 2013, compared with $128 million at December 31, 2012.  United sold $31.9 million and $40.8 million respectively, of foreclosed properties during 2013 and 2012, which lowered the balance of foreclosed properties by 77% compared to December 31, 2012.

United’s policy is to place loans on nonaccrual status when, in the opinion of management, the principal and interest on a loan is not likely to be repaid in accordance with the loan terms or when the loan becomes 90 days past due and is not well secured and in the process of collection or restructure.  When a loan is placed on nonaccrual status, interest previously accrued but not collected is reversed against current interest revenue.  Interest payments received on nonaccrual loans are applied to reduce outstanding principal.

There were no commitments to lend additional funds to customers whose loans were on nonaccrual status at December 31, 2013, although in certain isolated cases, United executed forbearance agreements whereby United will continue to fund construction loans to completion as long as the borrower meets the conditions of the forbearance agreement.  United may also fund other amounts necessary to protect the Bank’s collateral such as amounts to pay past due property taxes and insurance coverage.  The table below summarizes nonperforming assets at year-end for the last five years.  It excludes assets acquired through the acquisition of SCB in 2009 that are covered by loss-sharing agreements with the FDIC.  These assets have been excluded from the review of nonperforming assets, as the loss-sharing agreements with the FDIC and purchase price adjustments to reflect credit losses, effectively eliminate the likelihood of recognizing losses on the covered assets.

Table 13 - Nonperforming Assets
As of December 31,
(in thousands)

	2013	2012	2011	2010	2009
Nonaccrual loans (NPLs)	$26,819	$109,894	$127,479	$179,094	$264,092
Foreclosed properties	4,221	18,264	32,859	142,208	120,770
Total nonperforming assets (NPAs)	$31,040	$128,158	$160,338	$321,302	$384,862

NPLs as a percentage of total loans	.62%	2.63%	3.10%	3.89%	5.13%
NPAs as a percentage of loans and foreclosed properties	.72	3.06	3.87	6.77	7.30
NPAs as a percentage of total assets	.42	1.88	2.30	4.42	4.81

At December 31, 2013 and 2012 United had $87.0 million and $161 million, respectively, in loans with terms that have been modified in a TDR.  Included therein were $8.25 million and $38.0 million, respectively, of TDRs that were not performing in accordance with their modified terms and were included in nonperforming loans.  The remaining TDRs with an aggregate balance of $78.7 million and $123 million, respectively, were performing according to their modified terms and are therefore not considered to be nonperforming assets.

At December 31, 2013 and 2012, there were $115 million and $253 million, respectively, of loans classified as impaired under the definition outlined in the Accounting Standards Codification including TDRs which are by definition considered impaired.  Included in impaired loans at December 31, 2013 and 2012 were $38.9 million and $157 million, respectively, that did not require specific reserves or had previously been charged down to net realizable value.  The balance of impaired loans at December 31, 2013 of $75.7 million had specific reserves that totaled $6.02 million and the balance of impaired loans at December 31, 2012 of $95.8 million had specific reserves that totaled $11.6 million.  The average recorded investment in impaired loans for 2013, 2012 and 2011 was $115 million, $276 million and $127 million, respectively.  During 2013, 2012 and 2011, United recognized $6.72 million, $9.53 million and $2.66 million in interest revenue on impaired loans. United’s policy is to discontinue the recognition of interest revenue for loans classified as impaired under ASC 310-10-35, Receivables, when a loan meets the criteria for nonaccrual status.  Impaired loans decreased 55% from 2012 to 2013, primarily due to the second quarter 2013 classified asset sales.

The following table summarizes nonperforming assets by category and market by quarter.  Assets covered by the loss-sharing agreement with the FDIC related to the acquisition of SCB are not included in this table.

Table 14 - Nonperforming Assets by Quarter
(in thousands)

	December 31, 2013 (1)			September 30, 2013 (1)			June 30, 2013 (1)			March 31, 2013 (1)
	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total
	Loans	Properties	NPAs	Loans	Properties	NPAs	Loans	Properties	NPAs	Loans	Properties	NPAs
BY CATEGORY
Commercial (sec. by RE)	$8,340	$832	$9,172	$8,015	$730	$8,745	$7,237	$547	$7,784	$17,304	$5,584	$22,888
Commercial & industrial	427	—	427	609	—	609	548	—	548	29,545	—	29,545
Commercial construction	361	—	361	343	376	719	504	376	880	22,359	3,027	25,386
Total commercial	9,128	832	9,960	8,967	1,106	10,073	8,289	923	9,212	69,208	8,611	77,819
Residential mortgage	13,178	3,073	16,251	12,504	2,154	14,658	14,338	1,443	15,781	11,817	3,463	15,280
Residential construction	4,264	316	4,580	4,097	1,207	5,304	4,838	1,570	6,408	14,592	4,660	19,252
Consumer installment	249	—	249	520	—	520	399	—	399	389	—	389
Total NPAs	$26,819	$4,221	$31,040	$26,088	$4,467	$30,555	$27,864	$3,936	$31,800	$96,006	$16,734	$112,740
Balance as a % of Unpaid Principal	65.3%	44.5%	61.4%	61.6%	41.5%	57.6%	62.6%	31.6%	55.8%	66.3%	45.0%	62.0%

BY MARKET
North Georgia	$12,352	$2,494	$14,846	$13,652	$1,726	$15,378	$12,830	$1,617	$14,447	$63,210	$6,616	$69,826
Atlanta MSA	2,830	684	3,514	3,096	1,026	4,122	3,803	1,197	5,000	17,380	3,524	20,904
North Carolina	6,567	683	7,250	5,680	762	6,442	6,512	295	6,807	8,519	2,533	11,052
Coastal Georgia	2,342	173	2,515	995	928	1,923	2,588	627	3,215	3,523	1,449	4,972
Gainesville MSA	928	—	928	1,036	—	1,036	1,008	—	1,008	911	370	1,281
East Tennessee	1,800	187	1,987	1,629	25	1,654	1,123	200	1,323	2,463	2,242	4,705
South Carolina	—	—	—	—	—	—	—	—	—	—	—	—
Total NPAs	$26,819	$4,221	$31,040	$26,088	$4,467	$30,555	$27,864	$3,936	$31,800	$96,006	$16,734	$112,740

	December 31, 2012 (1)			September 30, 2012 (1)			June 30, 2012 (1)			March 31, 2012 (1)
	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total
	Loans	Properties	NPAs	Loans	Properties	NPAs	Loans	Properties	NPAs	Loans	Properties	NPAs
BY CATEGORY
Commercial (sec. by RE)	$22,148	$5,479	$27,627	$25,896	$8,767	$34,663	$19,115	$10,586	$29,701	$26,081	$10,808	$36,889
Commercial & industrial	31,817	—	31,817	32,678	—	32,678	34,982	—	34,982	36,314	—	36,314
Commercial construction	23,843	2,204	26,047	18,590	3,121	21,711	18,175	2,732	20,907	23,319	3,266	26,585
Total commercial	77,808	7,683	85,491	77,164	11,888	89,052	72,272	13,318	85,590	85,714	14,074	99,788
Residential mortgage	12,589	4,753	17,342	13,996	6,031	20,027	16,631	5,591	22,222	18,741	5,882	24,623
Residential construction	18,702	5,828	24,530	22,935	9,039	31,974	25,530	11,512	37,042	24,341	11,931	36,272
Consumer installment	795	—	795	906	—	906	907	—	907	908	—	908
Total NPAs	$109,894	$18,264	$128,158	$115,001	$26,958	$141,959	$115,340	$30,421	$145,761	$129,704	$31,887	$161,591
Balance as a percentage of unpaid principal	69.5%	39.7%	62.8%	68.8%	36.4%	58.8%	68.8%	39.3%	59.4%	70.6%	36.1%	59.4%

BY MARKET
North Georgia	$69,950	$8,219	$78,169	$72,211	$14,582	$86,793	$77,332	$13,546	$90,878	$81,117	$14,559	$95,676
Atlanta MSA	18,556	3,442	21,998	21,349	5,926	27,275	17,593	8,651	26,244	22,321	7,647	29,968
North Carolina	11,014	2,579	13,593	9,622	2,771	12,393	10,657	3,287	13,944	15,765	4,650	20,415
Coastal Georgia	3,810	1,609	5,419	6,822	864	7,686	5,822	785	6,607	5,622	1,268	6,890
Gainesville MSA	903	556	1,459	840	1,328	2,168	991	2,998	3,989	2,210	3,387	5,597
East Tennessee	5,661	1,859	7,520	4,157	1,487	5,644	2,945	1,154	4,099	2,669	376	3,045
Total NPAs	$109,894	$18,264	$128,158	$115,001	$26,958	$141,959	$115,340	$30,421	$145,761	$129,704	$31,887	$161,591

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

Nonperforming assets in the residential construction category were $4.58 million at December 31, 2013, compared to $24.5 million at December 31, 2012, a decrease of $20.0 million, or 81%.  Commercial nonperforming assets decreased from $85.5 million at December 31, 2012 to $9.96 million at December 31, 2013.  Residential mortgage nonperforming assets of $16.3 million decreased $1.09 million from $17.3 million at December 31, 2012.  Decreases in all categories reflect improving credit trends and the classified asset sales in the second quarter.

The following table summarizes activity in nonperforming assets by year.

Table 15 - Activity in Nonperforming Assets by Year
(in thousands)

	2013 (1)			2012 (1)			2011 (1)(3)
	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total
	Loans	Properties	NPAs	Loans	Properties	NPAs	Loans	Properties	NPAs
Beginning Balance	$109,894	$18,264	$128,158	$127,479	$32,859	$160,338	$179,094	$142,208	$321,302
Loans placed on non-accrual (2)	43,867	—	43,867	112,547	—	112,547	239,681	—	239,681
Payments received	(60,035)	—	(60,035)	(31,076)	—	(31,076)	(17,131)	—	(17,131)
Loan charge-offs	(44,444)	—	(44,444)	(65,064)	—	(65,064)	(122,949)	—	(122,949)
Foreclosures	(22,463)	22,463	—	(33,992)	33,992	—	(65,732)	65,732	—
Capitalized costs	—	116	116	—	1,047	1,047	—	1,249	1,249
Property sales	—	(31,916)	(31,916)	—	(40,759)	(40,759)	(11,400)	(107,924)	(119,324)
Loans transferred to held for sale	—	—	—	—	—	—	(74,084)	—	(74,084)
Write downs	—	(3,065)	(3,065)	—	(6,951)	(6,951)	—	(57,368)	(57,368)
Net losses on sales	—	(1,641)	(1,641)	—	(1,924)	(1,924)	—	(11,038)	(11,038)
Ending Balance	$26,819	$4,221	$31,040	$109,894	$18,264	$128,158	$127,479	$32,859	$160,338

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

In 2013, 2012 and 2011, United transferred $22.5 million, $34.0 million and $65.7 million, respectively, of loans into foreclosed property.  During 2013, 2012 and 2011, proceeds from sales of foreclosed properties were $31.9 million, $40.8 million, and $108 million, respectively, which includes $3.49 million, $9.40 million, and $21.1 million, respectively, of sales that were financed by United.

The gross additional interest income that would have been earned if the loans classified as nonaccrual had performed in accordance with the original terms was approximately $2.11 million, $6.81 million and $13.6 million in 2013, 2012 and 2011, respectively. The gross additional interest income that would have been earned in 2013, 2012 and 2011 had performing TDRs performed in accordance with the original terms is immaterial.

Investment Securities

The composition of the investment securities portfolio reflects United’s investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of revenue.  The investment securities portfolio also provides a balance to interest rate risk and credit risk in other categories of the balance sheet, while providing a vehicle for the investment of available funds, furnishing liquidity, and supplying securities to pledge as required collateral for certain deposits and borrowings, including repurchase agreements.  Total investment securities at December 31, 2013 increased $233 million from a year ago.

At December 31, 2013 and December 31, 2012, United had securities held-to-maturity with a carrying value of $480 million and $244 million, respectively, and securities available-for-sale totaling $1.83 billion and $1.83 billion, respectively.  At both December 31, 2013 and 2012, the securities portfolio represented approximately 31% of total assets.  At December 31, 2013, the effective duration of the investment portfolio based on expected maturities was 2.96 years compared with 2.46 years at December 31, 2012.

The following table shows the carrying value of United’s securities.

Table 16 - Carrying Value of Investment Securities
As of December 31,
(in thousands)

	December 31, 2013
	Available-for-Sale	Held-to-Maturity	Total Securities
State and political subdivisions	$23,242	$51,733	$74,975
Mortgage-backed securities	1,145,347	428,009	1,573,356
Corporate bonds	250,296	—	250,296
Asset-backed securities	410,633	—	410,633
Other	2,699	—	2,699
Total securities	$1,832,217	$479,742	$2,311,959

	December 31, 2012
	Available-for-Sale	Held-to-Maturity	Total Securities
State and political subdivisions	$29,052	$51,780	$80,832
Mortgage-backed securities	1,428,502	192,404	1,620,906
Corporate bonds	163,662	—	163,662
Asset-backed securities	210,556	—	210,556
Other	2,821	—	2,821
Total securities	$1,834,593	$244,184	$2,078,777

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

Management evaluates its securities portfolio each quarter to determine if any security is considered to be other than temporarily impaired.  In making this evaluation, management considers its ability and intent to hold securities to recover current market losses.  Losses on United’s fixed income securities at December 31, 2013 primarily reflect the effect of changes in interest rates.  United did not recognize any other than temporary impairment losses on its investment securities in 2013, 2012 or 2011.

At December 31, 2013, United had 68% of its total investment securities portfolio in mortgage backed securities, compared with 78% at December 31, 2012.  Due to a lack of loan demand, United continued to purchase mortgage-backed securities in order to obtain a favorable yield with low risk.  United did not have securities of any issuer in excess of 10% of equity at year-end 2013 or 2012, excluding U.S. Government issues.  Less than 1% of the securities portfolio is rated below “A” or unrated and 32% of non-government agency securities are rated “Aaa”.  See Note 6 to the consolidated financial statements for further discussion of investment portfolio and related fair value and maturity information.

Intangible Assets

United’s core deposit intangibles representing the value of United’s acquired deposit base, are amortizing intangible assets that are required to be tested for impairment only when events or circumstances indicate that impairment may exist.  There were no events or circumstances that lead management to believe that any impairment exists in United’s other intangible assets.

Deposits

United has initiated several deposit programs to improve core earnings by growing customer transaction deposit accounts and lowering overall pricing on deposit accounts to improve its net interest margin and increase net interest revenue. The programs were successful in increasing core transaction deposit accounts and allowing for the reduction of more costly time deposit balances, as United’s funding needs decreased due to lower loan demand.  United’s high level of service, as evidenced by its strong customer satisfaction scores, has been instrumental in attracting and retaining deposits.

Total customer deposits, excluding brokered deposits, as of December 31, 2013 were $5.78 billion, an increase of $69.7 million from December 31, 2012.  Total core deposits (demand, NOW, money market and savings deposits, excluding public funds deposits) of $3.44 billion increased $224 million, or 7%, due to the success of core deposit incentive programs.

Total time deposits, excluding brokered deposits, as of December 31, 2013 were $1.48 billion, down $279 million from December 31, 2012.  Time deposits less than $100,000 totaled $893 million, a decrease of $162 million, or 15%, from a year ago.  Time deposits of $100,000 and greater totaled $589 million as of December 31, 2013, a decrease of $117 million, or 17%, from December 31, 2012.  United continued to offer low rates on certificates of deposit, allowing balances to decline as United’s funding needs declined due to weak loan demand and a shift to lower cost transaction account deposits.

Brokered deposits totaled $425 million as of December 31, 2013, an increase of $180 million from a year ago.  United has actively added long-term deposits to diversify our funding base.  These are typically swapped to LIBOR minus a spread, which achieves low cost funding within our interest rate risk parameters.

The following table sets forth the scheduled maturities of time deposits of $100,000 and greater and brokered time deposits.

Table 17 - Maturities of Time Deposits of $100,000 and Greater and Brokered Time Deposits
As of December 31,
(in thousands)

	2013	2012
$100,000 and greater:
Three months or less	$116,875	$141,911
Three to six months	100,425	121,059
Six to twelve months	195,064	251,620
Over one year	176,325	190,968
Total	$588,689	$705,558
Brokered time deposits:
Three months or less	$—	$248
Three to six months	—	—
Six to twelve months	—	—
Over one year	273,166	154,641
Total	$273,166	$154,889

Wholesale Funding

The Bank is a shareholder in the Federal Home Loan Bank of Atlanta (“FHLB”). Through this affiliation, FHLB secured advances totaling $120 million and $40.1 million at December 31, 2013 and 2012, respectively.  United anticipates continued use of this short and long-term source of funds.  FHLB advances outstanding at December 31, 2013 had fixed interest rates of .20% or less.  During 2012, United prepaid $25 million of fixed-rate advances and incurred prepayment charges of $2.20 million.  United will prepay advances from time to time as funding needs change.  Additional information regarding FHLB advances, including scheduled maturities, is provided in Note 12 to the consolidated financial statements.

At December 31, 2013 and 2012, United had $53.2 million and $52.6 million in other borrowings outstanding.  During the second quarter of 2012, United prepaid $50 million in structured repurchase agreements and incurred prepayment charges of $4.48 million. United takes advantage of these additional sources of liquidity when rates are favorable compared to other forms of short-term borrowings, such as FHLB advances and brokered deposits.

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

In addition, because United is a separate entity and apart from the Bank, it must provide for its own liquidity.  United is responsible for the payment of dividends declared for its common and preferred shareholders, and interest and principal on any outstanding debt or trust preferred securities. United currently has internal capital resources to meet these obligations.  Substantially all of United’s liquidity is obtained from subsidiary service fees and dividends from the Bank, which are limited by applicable law.  In recent years when the Bank was unable to pay dividends to United, liquidity was obtained from external sources (debt and equity issuances) to meet its needs.

Two key objectives of asset/liability management are to provide for adequate liquidity in order to meet the needs of customers and to maintain an optimal balance between interest-sensitive assets and interest-sensitive liabilities to optimize interest revenue.  Daily monitoring of the sources and uses of funds is necessary to maintain a position that meets both requirements.

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and the maturities and sales of securities, as well as the ability to use these as collateral for borrowings on a secured basis.  We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity.  Mortgage loans held for sale totaled $10.3 million at December 31, 2013, and typically turn over every 45 days as closed loans are sold to investors in the secondary market.

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

Table 18 - Short-Term Borrowings
As of December 31,
(in thousands)

	Period-end balance	Period end weighted- average interest rate	Maximum outstanding at any month-end	Average amounts outstanding during the year	Weighted- average rate for the year
December 31, 2013
Federal funds purchased	$—	—%	$70,000	$13,327	.33%
Repurchase agreements	53,241	4.00	54,164	53,234	3.81
	$53,241			$66,561

December 31, 2012
Federal funds purchased	$—	—%	$—	$5,000	.33%
Repurchase agreements	52,574	4.00	103,551	75,593	3.93
	$52,574			$80,593

December 31, 2011
Federal funds purchased	$—	—%	$—	$137	.39%
Repurchase agreements	102,577	4.12	103,666	102,590	4.14
	$102,577			$102,727

At December 31, 2013, United had sufficient qualifying collateral to increase FHLB advances by $829 million and Federal Reserve discount window capacity of $614 million.  United also has the ability to raise substantial funds through brokered deposits.  In addition to these wholesale sources, United has the ability to attract retail deposits at any time by competing more aggressively on pricing.

As disclosed in United’s consolidated statement of cash flows, net cash provided by operating activities was $192 million for the year ended December 31, 2013.  Net income of $273 million for the year included the deferred income tax benefit of $242 million,  non-cash expenses for provision for credit losses of $65.5 million, non-cash depreciation, amortization and accretion of $26.4 million, and losses and write downs on foreclosed property of $4.71 million.  Accrued expenses and other liabilities increased $42.5 million primarily due to the mark on hedge contracts.  Net cash used in investing activities of $483 million consisted primarily of $827 million of purchases of securities, an increase in loans of $359 million, and purchases of premises and equipment of $8.14 million, that were offset by proceeds from sales of securities of $39.7 million, maturities and calls of investment securities of $541 million, proceeds from note sales of $91.9 million, and net proceeds from sales of other real estate of $28.4 million.  Funds collected from the FDIC under loss sharing agreements were $5.88 million, providing another source of cash flows from investing activities. The $269 million of net cash provided financing activities consisted primarily of a net increase in deposits of $249 million and an $80.0 million net increase in FHLB advances.  United also repaid $35.0 million in long-term debt which was offset by the issuance of $40.0 million in senior notes. Cash from financing activities was also increased by $19.4 million in proceeds from the issuance of common stock through a warrant exercise.  This increase was offset by $75.2 million paid to retire preferred stock. In the opinion of management, United’s liquidity position at December 31, 2013 was sufficient to meet its expected cash flow requirements.

The following table shows United’s contractual obligations and other commitments.

Table 19 - Contractual Obligations and Other Commitments
As of December 31, 2013
(in thousands)

	Maturity By Years
	Total	1 or Less	1 to 3	3 to 5	Over 5
Contractual Cash Obligations
FHLB advances	$120,125	$120,000	$125	$—	$—
Long-term debt	129,865	—	—	75,000	54,865
Operating leases	6,310	1,852	1,956	936	1,566
Total contractual cash obligations	$256,300	$121,852	$2,081	$75,936	$56,431

Other Commitments
Lines of credit	$747,170	$239,861	$161,924	$83,669	$261,716
Commercial letters of credit	19,846	18,553	1,283	10	—
Uncertain tax positions	4,503	682	1,074	351	2,396
Total other commitments	$771,519	$259,096	$164,281	$84,030	$264,112

The following table presents the contractual maturity of investment securities by maturity date and average yields based on amortized cost (for all obligations on a fully taxable basis).  The composition and maturity / repricing distribution of the securities portfolio is subject to change depending on rate sensitivity, capital and liquidity needs.

Table 20 - Expected Maturity of Available-for-Sale and Held-to-Maturity Investment Securities
As of December 31, 2013
(in thousands)

	Maturity By Years
	1 or Less	1 to 5	5 to 10	Over 10	Total
Available for Sale
State and political subdivisions	$2,869	$16,881	$2,607	$885	$23,242
Corporate bonds	—	38,520	201,504	10,272	250,296
Asset-backed securities	—	89,438	271,418	49,777	410,633
Other securities (1)	5,462	662,269	238,934	241,381	1,148,046
Total securities available for sale	$8,331	$807,108	$714,463	$302,315	$1,832,217

Weighted average yield (2)	3.97%	2.02%	1.99%	3.60%	2.28%

Held to Maturity
State and political subdivisions	$—	$12,463	$26,062	$13,208	$51,733
Other securities (1)	639	212,792	204,302	10,276	428,009
Total securities available for sale	$639	$225,255	$230,364	$23,484	$479,742

Weighted average yield (2)	4.75%	3.14%	2.88%	4.73%	3.09%

Combined Portfolio
State and political subdivisions	$2,869	$29,344	$28,669	$14,093	$74,975
Corporate bonds	—	38,520	201,504	10,272	250,296
Asset-backed securities	—	89,438	271,418	49,777	410,633
Other securities (1)	6,101	875,061	443,236	251,657	1,576,055
Total securities available for sale	$8,970	$1,032,363	$944,827	$325,799	$2,311,959

Weighted average yield (2)	4.03%	2.27%	2.21%	3.68%	2.45%

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

At December 31, 2013 and 2012, United had $350 million and $265 million, respectively, in offsetting repurchase agreements / reverse repurchase agreements that were netted in the consolidated balance sheet.  In addition, at December 31, 2012, United had $50 million in offsetting securities lending agreements that were netted in the consolidated balance sheet.  United enters into these collateral swap arrangements from time to time as a source of additional revenue.

Capital Resources and Dividends

Shareholders’ equity at December 31, 2013 was $796 million, an increase of $214 million from December 31, 2012.  Accumulated other comprehensive income, which includes unrealized gains and losses on securities available-for-sale, the unrealized gains and losses on derivatives qualifying as cash flow hedges, and unamortized prior service cost and actuarial gains and losses on United’s modified retirement plan, is excluded in the calculation of regulatory capital ratios.  Excluding the change in the accumulated other comprehensive income, shareholders’ equity increased $218 million, or 39%, from December 31, 2012.  Most of the increase results from the reversal of the valuation allowance on United’s net deferred tax asset which resulted in the recognition of United’s substantial tax benefits.

United accrued $12.1 million in dividends, including discount accretion, on its Series A Preferred Stock, Series B Preferred Stock, and Series D Preferred Stock, for the years ended December 31, 2013 and 2012.

On December 31, 2013, United redeemed all of its outstanding Series A Preferred Stock in the principal amount of $217,000.  The redemption price for shares of the Series A Preferred Stock was the stated value of $10 per share, plus any accrued and unpaid dividends that had been earned thereon through the redemption date.  Following the redemption, there are no shares of United’s Series A Preferred Stock outstanding.

On December 27, 2013, United redeemed $75 million of its $180 million in outstanding Series B Preferred Stock.  The redemption price for shares of the Series B Preferred Stock called for redemption was the stated liquidation value of $1,000 per share, plus any accrued and unpaid dividends that had been earned thereon to, but not including, the redemption date.  As of December 31, 2013, $105 million of United’s Series B Preferred Stock was outstanding.  The remaining $105 million of United’s Series B Preferred Stock was redeemed on January 10, 2014 on comparable terms.  United funded both redemptions by utilizing cash on hand, cash dividends from the Bank and short-term debt.

In 2010, United granted warrants to Fletcher International Ltd. (“Fletcher”) to purchase common stock equivalent junior preferred stock that would be convertible into 1,411,765 common shares, exercisable at a price equivalent to $21.25 per share.  United has received purported partial warrant exercise notices from Fletcher with respect to its warrants that include incorrect calculations of the number of settlement shares Fletcher would receive upon exercise.  On June 17, 2011, United completed a reclassification of its common stock in the form of 1-for-5 reverse stock split, or recombination.  United believes that any current exercise of Fletcher’s warrants would not result in the issuance of any settlement shares because the warrants may only be exercised for net shares via a cashless exercise formula, and the reverse stock split-adjusted market price component of that formula does not exceed the exercise price to yield any net shares.  Fletcher has also claimed that it is entitled to penalties under its contracts with United for a “registration failure” it claims occurred in 2012. United also believes that no registration failure penalty is due. As a result, United has responded to Fletcher with United’s calculations related to its warrants and denied any liability for any such penalty. United may consider repurchasing the warrants based on their fair value in connection with the resolution of any purported claims that Fletcher maintains. United has established litigation reserves associated with claims that may be made against United by Fletcher.

On August 12, 2013, certain holders elected to exercise warrants to purchase an aggregate 1,551,126 shares of United’s common stock at a price of 12.50 per share.  United recognized net proceeds of approximately $19.4 million as a result of the exercises.

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

Tier 1 capital consists of shareholders’ equity, excluding accumulated other comprehensive income, intangible assets (goodwill and deposit-based intangibles), and disallowed deferred tax assets, plus qualifying capital securities.  United’s Tier 1 capital totaled $649 million at December 31, 2013.  Tier 2 capital components include supplemental capital such as the qualifying portion of the allowance for loan losses and qualifying subordinated debt.  Tier 1 capital plus Tier 2 capital is referred to as Total risk-based capital and was $713 million at December 31, 2013. The ratios, as calculated under the guidelines, were 12.74% and 13.99% for Tier 1 and Total risk-based capital, respectively, at December 31, 2013.

A minimum leverage ratio is required in addition to the risk-based capital standards and is defined as Tier 1 capital divided by average assets adjusted for goodwill and deposit-based intangibles.  Although a minimum leverage ratio of 3% is required, the Federal Reserve requires a bank holding company to maintain a leverage ratio of greater than 3% if it is experiencing or anticipating significant growth or is operating with less than well-diversified risks in the opinion of the Federal Reserve.  The Federal Reserve uses the leverage and risk-based capital ratios to assess capital adequacy of banks and bank holding companies.

United has outstanding junior subordinated debentures related to trust preferred securities totaling $54.9 million at December 31, 2013.  The related trust preferred securities of $53.2 million (excluding common securities) qualify as Tier 1 capital under risk-based capital guidelines provided that total trust preferred securities do not exceed certain quantitative limits.  At December 31, 2013, all of United’s trust preferred securities qualified as Tier 1 capital.  Further information on United’s trust preferred securities is provided in Note 14 to the consolidated financial statements.

The following table shows United’s capital ratios, as calculated under regulatory guidelines, at December 31, 2013 and 2012:

Table 21 - Capital Ratios
(dollars in thousands)

	Regulatory Guidelines		United Community Banks, Inc. (Consolidated)		United Community Bank
		Well	As of December 31,		As of December 31,
	Minimum	Capitalized	2013	2012	2013	2012
Risk-based ratios:
Tier 1 capital	4.0%	6.0%	12.74%	14.16%	13.55%	14.48%
Total capital	8.0	10.0	13.99	15.73	14.80	15.74
Leverage ratio	3.0	5.0	9.08	9.64	9.61	9.86
Tier 1 capital			$649,162	$652,692	$686,687	$666,585
Total capital			713,063	724,915	750,216	724,738

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

United’s net interest revenue, and the fair value of its financial instruments, are influenced by changes in the level of interest rates.  United limits its exposure to fluctuations in interest rates through policies established by its Asset/Liability Management Committee (“ALCO”) and approved by the Board of Directors.   ALCO meets periodically and has responsibility for formulating and recommending asset/liability management policies to the Board of Directors, formulating and implementing strategies to improve balance sheet positioning and/or earnings and reviewing United’s interest rate sensitivity.

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

United’s policy is based on the 12-month impact on net interest revenue of interest rate shocks and ramps that increase or decrease from 100 to 300 basis points from the base scenario.  In the shock scenarios, rates immediately change the full amount at the scenario onset.  In the ramp scenarios, rates change by 25 basis points per month.  United’s policy limits the change in net interest revenue over the first 12 months to a 5% decrease for each 100 basis point change in the increasing and decreasing rate ramp and shock scenarios.  Historically low rates on December 31, 2013 and 2012 made use of the down scenarios problematic.  The following table presents United’s interest sensitivity position at December 31, 2013 and 2012.

Table 22 - Interest Sensitivity

	Increase (Decrease) in Net Interest Revenue from Base Scenario at December 31,
	2013		2012
Change in Rates	Shock	Ramp	Shock	Ramp
200 basis point increase	4.4%	5.4%	6.7%	3.6%
25 basis point decrease	(2.7)	(2.7)	1.2	1.2

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

In order to manage its interest rate sensitivity, United periodically enters into off-balance sheet contracts that are considered derivative financial instruments.  Derivative financial instruments can be a cost-effective and capital-effective means of modifying the repricing characteristics of on-balance sheet assets and liabilities.  These contracts generally consist of interest rate swaps under which United pays a variable rate, (or fixed rate, as the case may be) and receives a fixed rate (or variable rate, as the case may be).

The following table presents United’s outstanding derivative positions at December 31, 2013.

Table 23 - Derivative Financial Instruments
(in thousands)

	Number of Contracts	Notional	Purpose	Fair Value (F)
Type of Instrument				Asset	Liability
Fair value hedges of fixed rate brokered deposit (accounting hedge)
Receive fixed cancellable swaps (1)	16	$199,000	Low cost funding	$—	$19,970
Fair value hedges of fixed rate corporate bonds (accounting hedge)
Pay fixed swaps (2)	8	86,000	Protection from rising interest rates	3,939	2,308
Cash flow hedges of floating rate borrowings (accounting hedge)
Pay fixed swaps (3)	3	200,000	Protection from rising interest rates	—	3,368
Cash flow hedges of LIBOR indexed money market deposits (accounting hedge)
Pay fixed swaps (4)	3	375,000	Protection from rising interest rates	4,782	—
Customer swap positions
Receive fixed swaps (5)	53	170,647	Provide customer with fixed rate loan	898	1,347
Dealer offset to customer swap positions
Pay fixed swaps (5)	53	170,647	Protection from rising interest rates	1,347	915
Bifurcated derivatives embedded in hybrid host instruments
Pay steepener rate cancellable swap (6)	3	99,509	Low cost funding	12,867	—
Interest rate swaps not designated as accounting hedges
Receive steepener rate cancellable swap (6)	3	101,500	Low cost funding	—	18,324
		$1,402,303		$23,833	$46,232

(1)           United uses these swaps as part of a program to provide a low cost non-collateralized source of funds. The swaps hedge fixed rate brokered deposits with step up rates that increase over time that are mirrored in the receive rate of the swaps. The variable pay rates on these swaps are based on three-month LIBOR at spreads of minus 20 to minus 65 basis points. The counterparties have the right to call the instruments at any time generally after six months to one year following inception. United has a similar option in the hedged brokered deposit.

(2) These swaps convert fixed rate corporate bonds to three-month LIBOR and are used for protection against rising interest rates. The pay rates match the fixed rates of the hedged corporate bonds.
(3)           These swaps are forward starting and become effective in the first and second quarters of 2014. They convert three month LIBOR-based floating rate borrowings to fixed rates for a three-year term. They are used for protection against rising interest rates.

(4)           These swaps are forward starting and become effective in the second and third quarters of 2014 and the second quarter of 2015. They convert one month LIBOR-based money market deposits to fixed rates for terms of three to eight years. They are used for protection against rising interest rates.

(5)           United offers interest rate swaps to customers seeking fixed rate loans under a back to back swap program. United enters into offsetting swap positions with qualified dealers simultaneously with the customer swap. Customer swaps and the offsetting dealer swap positions are marked to market through other fee revenue.

(6)           United offers market linked certificates of deposit through broker dealers. The rate paid on these hybrid instruments is based on a formula derived from the spread betweeen the long and short ends of the constant maturity swap (“CMS”) rate curve. This type of instrument is referred to as a steepener since it derives its value from the slope of the CMS curve. United has determined that these hybrid instruments contain an embedded swap contract which has been bifurcated from the host contract. United enters into a swap with a swap dealer simultaneously where the receive rate on the swap mirrors the pay rate on the brokered deposit. The bifurcated derivative and the stand alone swap are both marked to market through other fee revenue. Although these instruments are not treated as an accounting hedge, the swap acts as an effective economic hedge of the steepener index in the brokered deposit.

United’s derivative financial instruments that are designated as accounting hedges are classified as either cash flow or fair value hedges.  The change in fair value of cash flow hedges is recognized in other comprehensive income.  Fair value hedges recognize in earnings both the effect of the change in the fair value of the derivative financial instrument and the offsetting effect of the change in fair value of the hedged asset or liability associated with the particular risk of that asset or liability being hedged.  United has other derivative financial instruments that are not designated as accounting hedges but are used for interest rate risk management purposes and as an effective economic hedge.  Derivative financial instruments that are not accounted for as an accounting hedge are marked to market through earnings.

In addition to derivative instruments, United uses a variety of balance sheet instruments to manage interest rate risk such as Investment Portfolio holdings, wholesale funding and bank-issued deposits.

From time to time, United will terminate swap or floor positions when conditions change and the position is no longer necessary to manage United’s overall sensitivity to changes in interest rates.  In those situations where the terminated contract was in an effective hedging relationship at the time of termination and the hedging relationship is expected to remain effective throughout the original term of the contract, the resulting gain or loss is amortized over the remaining life of the original contract.  For swap contracts, the gain or loss is amortized over the remaining original contract term using the straight line method of amortization.  At December 31, 2013, United had no gains or losses from terminated derivative positions included in other comprehensive income that will be amortized into earnings over their remaining original contract terms.  In addition, United’s forward starting active cash flow hedges of floating rate liabilities will begin to become effective over the next twelve months.  United expects that $3.59 million will be reclassified as an increase to deposit and wholesale borrowings interest expense over the next twelve months related to these cash flow hedges.

During the fourth quarter 2013, United reclassified hedge ineffectiveness gains and losses from other fee revenue to net interest revenue.  This reclassification has been reflected in all prior period results.

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

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated financial statements of the registrant and report of independent registered public accounting firm are included herein as follows:

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of United Community Banks, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of the company’s principal executive and principal financial officers and affected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Management has assessed the effectiveness of the internal control over financial reporting as of December 31, 2013.  In making this assessment, we used the criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our assessment, management concluded that as of December 31, 2013, United Community Banks, Inc.’s internal control over financial reporting is effective based on those criteria.

Our independent registered public accountants have audited the effectiveness of the company’s internal control over financial reporting as stated in their report, which is included in Item 8 of this Annual Report on Form 10-K.

Jimmy C. Tallent	Rex S. Schuette
President and Chief Executive Officer	Executive Vice President and
Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of United Community Banks, Inc.

In our opinion, the accompanying consolidated balance sheet as of December 31, 2013 and the related consolidated statements of operations, of comprehensive income (loss), of changes in shareholders’ equity and of cash flows for the year then ended present fairly, in all material respects, the financial position of United Community Banks, Inc. and its subsidiaries at December 31, 2013, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

February 28, 2014

PricewaterhouseCoopers LLP, 1075 Peachtree St, Suite 2600, Atlanta, GA 30309
T: (678) 419 1000, F: (678) 419 1239, www.pwc.com/us

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and shareholders
United Community Banks, Inc.
Blairsville, Georgia

We have audited the accompanying consolidated balance sheets of United Community Banks, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2012.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinions.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Community Banks, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

Atlanta, Georgia
March 1, 2013

235 Peachtree Street NE  |  Suite 1800  |  Atlanta, Georgia 30303  |  Phone 404.588.4200  |  Fax 404.588.4222

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Consolidated Statement of Operations
For the Years Ended December 31, 2013, 2012 and 2011
(in thousands, except per share data)

	2013	2012	2011
Interest revenue:
Loans, including fees	$200,893	$217,378	$244,020
Investment securities:
Taxable	40,331	43,657	55,251
Tax exempt	827	956	1,009
Deposits in banks and short-term investments	3,789	3,986	2,321
Total interest revenue	245,840	265,977	302,601
Interest expense:
Deposits:
NOW	1,759	2,049	3,998
Money market	2,210	2,518	5,456
Savings	133	150	234
Time	10,464	19,097	39,114
Total deposit interest expense	14,566	23,814	48,802
Short-term borrowings	2,071	2,987	4,250
Federal Home Loan Bank advances	68	907	2,042
Long-term debt	10,977	10,201	10,544
Total interest expense	27,682	37,909	65,638
Net interest revenue	218,158	228,068	236,963
Provision for credit losses	65,500	62,500	251,000
Net interest revenue after provision for credit losses	152,658	165,568	(14,037)
Fee revenue:
Service charges and fees	31,997	31,670	29,110
Mortgage loan and other related fees	9,925	10,483	5,419
Brokerage fees	4,465	3,082	2,986
Securities gains, net	186	7,078	842
Losses on prepayment of borrowings	—	(6,681)	(791)
Other	10,025	10,480	7,341
Total fee revenue	56,598	56,112	44,907
Total revenue	209,256	221,680	30,870
Operating expenses:
Salaries and employee benefits	96,233	96,026	100,095
Occupancy	13,930	14,304	15,645
Communications and equipment	13,233	12,940	13,135
FDIC assessments and other regulatory charges	9,219	10,097	14,259
Professional fees	9,617	8,792	9,727
Postage, printing and supplies	3,283	3,899	4,256
Advertising and public relations	3,718	3,855	4,291
Amortization of intangibles	2,031	2,917	3,016
Foreclosed property	7,869	13,993	78,905
Other	15,171	19,951	18,270
Total operating expenses	174,304	186,774	261,599
Income (loss) before income taxes	34,952	34,906	(230,729)
Income tax expense (benefit)	(238,188)	1,050	(3,983)
Net income (loss)	273,140	33,856	(226,746)
Preferred stock dividends	12,078	12,148	11,838
Net income (loss) available to common shareholders	$261,062	$21,708	$(238,584)

Income (loss) per common share:
Basic	$4.44	$.38	$(5.97)
Diluted	4.44	.38	(5.97)
Weighted average common shares outstanding:
Basic	58,787	57,857	39,943
Diluted	58,845	57,857	39,943

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Consolidated Statement of Comprehensive Income (Loss)
For the Years Ended December 31, 2013, 2012 and 2011
(in thousands, except per share data)

	2013			2012			2011
	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Net income (loss)	$34,952	$238,188	$273,140	$34,906	$(1,050)	$33,856	$(230,729)	$3,983	$(226,746)
Other comprehensive income (loss):
Unrealized (losses) gains on available-for-sale securities:
Unrealized holding gains (losses) arising during period	(22,421)	8,475	(13,946)	748	(273)	475	(1,275)	361	(914)
Reclassification of securities from available-for-sale to held-to-maturity	8,306	(3,119)	5,187	—	—	—	—	—	—
Reclassification adjustment for gains included in net income (loss)	(186)	72	(114)	(7,078)	2,753	(4,325)	(842)	328	(514)
Adjustment of valuation allowance for the change in deferred taxes arising from unrealized gains and losses on available-for-sale securities and release of valuation allowance		(2,963)	(2,963)	—	(2,480)	(2,480)	—	(689)	(689)
Net unrealized losses	(14,301)	2,465	(11,836)	(6,330)	—	(6,330)	(2,117)	—	(2,117)
Amortization of gains included in net income (loss) on available-for-sale securities transferred to held to maturity	(731)	282	(449)	(1,988)	773	(1,215)	(2,177)	846	(1,331)
Reclassification of securities from available-for-sale to held-to-maturity	(8,306)	3,119	(5,187)	—	—	—	—	—	—
Adjustment of valuation allowance for the change in deferred taxes arising from the amortization of gains included in net income (loss) on available-for-sale securities transferred to held-to-maturity and release of valuation allowance	—	1,293	1,293	—	(773)	(773)	—	(846)	(846)
Net unrealized losses	(9,037)	4,694	(4,343)	(1,988)	—	(1,988)	(2,177)	—	(2,177)
Amounts reclassified into net income on cash flow hedges	(904)	352	(552)	(3,712)	1,444	(2,268)	(15,116)	5,880	(9,236)
Unrealized losses on derivative financial instruments accounted for as cash flow hedges	10,084	(3,923)	6,161	(8,739)	3,400	(5,339)	—	—	—
Adjustment of valuation allowance for the change in deferred taxes arising from unrealized gains and losses and amortization of gains included in net income (loss) on cash flow hedges and release of valuation allowance		13,698	13,698	—	(4,844)	(4,844)	—	(5,880)	(5,880)
Net unrealized gains (losses)	9,180	10,127	19,307	(12,451)	—	(12,451)	(15,116)	—	(15,116)
Reclassification of unamortized prior service cost and actuarial losses	—	—	—	—	—	—	(4,750)	1,848	(2,902)
Net actuarial gain (loss) on defined benefit pension plan	561	(218)	343	(177)	69	(108)	—	—	—
Amortization of prior service cost and actuarial losses included in net periodic pension cost for defined benefit pension plan	532	(207)	325	615	(240)	375	—	—	—
Adjustment of valuation allowance for the change in deferred taxes arising from reclassification of unamortized prior service cost and actuarial losses and amortization of prior service cost and actuarial losses and release of valuation allowance	—	—	—	—	171	171	—	(1,848)	(1,848)
Net defined benefit pension plan activity	1,093	(425)	668	438	—	438	(4,750)	—	(4,750)
Total other comprehensive income (loss)	(13,065)	16,861	3,796	(20,331)	—	(20,331)	(24,160)	—	(24,160)
Comprehensive income (loss)	$21,887	$255,049	$276,936	$14,575	$(1,050)	$13,525	$(254,889)	$3,983	$(250,906)

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Consolidated Balance Sheet
As of December 31, 2013 and 2012
(in thousands, except share data)

Assets
	2013	2012
Cash and due from banks	$71,230	$66,536
Interest-bearing deposits in banks	119,669	124,613
Short-term investments	37,999	60,000
Cash and cash equivalents	228,898	251,149

Securities available-for-sale	1,832,217	1,834,593
Securities held-to-maturity (fair value $485,585 and $261,131)	479,742	244,184
Mortgage loans held for sale	10,319	28,821
Loans, net of unearned income	4,329,266	4,175,008
Less allowance for loan losses	(76,762)	(107,137)
Loans, net	4,252,504	4,067,871
Assets covered by loss sharing agreements with the FDIC	22,882	47,467
Premises and equipment, net	163,589	168,920
Bank owned life insurance	80,670	81,867
Accrued interest receivable	19,598	18,659
Intangible assets	3,480	5,510
Foreclosed property	4,221	18,264
Net deferred tax asset	258,518	—
Derivative financial instruments	23,833	658
Other assets	44,948	34,296
Total assets	$7,425,419	$6,802,259

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Demand	$1,388,512	$1,252,605
NOW	1,427,939	1,316,453
Money market	1,227,575	1,149,912
Savings	251,125	227,308
Time:
Less than $100,000	892,961	1,055,271
Greater than $100,000	588,689	705,558
Brokered	424,704	245,033
Total deposits	6,201,505	5,952,140

Short-term borrowings	53,241	52,574
Federal Home Loan Bank advances	120,125	40,125
Long-term debt	129,865	124,805
Derivative financial instruments	46,232	12,543
Unsettled securities purchases	29,562	—
Accrued expenses and other liabilities	49,174	38,667

Total liabilities	6,629,704	6,220,854

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $1 par value; 10,000,000 shares authorized;
Series A, $10 stated value; 0 and 21,700 shares issued and outstanding	—	217
Series B, $1,000 stated value; 105,000 and 180,000 shares issued and outstanding	105,000	178,557
Series D, $1,000 stated value; 16,613 shares issued and outstanding	16,613	16,613
Common stock, $1 par value; 100,000,000 shares authorized;
46,243,345 and 42,423,870 shares issued and outstanding	46,243	42,424
Common stock, non-voting $1 par value; 30,000,000 shares authorized;
13,188,206 and 15,316,794 shares issued and outstanding	13,188	15,317
Common stock issuable; 241,832 and 133,238 shares	3,930	3,119
Capital surplus	1,078,676	1,057,951
Accumulated deficit	(448,091)	(709,153)
Accumulated other comprehensive loss	(19,844)	(23,640)

Total shareholders’ equity	795,715	581,405

Total liabilities and shareholders’ equity	$7,425,419	$6,802,259

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Shareholders’ Equity
For the Years Ended December 31, 2013, 2012 and 2011
(in thousands except share data)

										Retained	Accumulated
							Non-Voting	Common		Earnings	Other
	Preferred Stock					Common	Common	Stock	Capital	(Accumulated	Comprehensive
	Series A	Series B	Series D	Series F	Series G	Stock	Stock	Issuable	Surplus	Deficit)	(Loss) Income	Total
Balance, December 31, 2010	$217	$175,711	$—	$—	$—	$18,937	$—	$3,894	$741,244	$(492,276)	$20,851	$468,578
Net loss										(226,746)		(226,746)
Other comprehensive loss											(24,160)	(24,160)
Penalty received on incomplete private equity transaction									3,250			3,250
Preferred for common equity exchange related to tax benefits preservation plan (1,551,126 common shares)			16,613			(1,551)			(15,062)			—
Common and preferred stock issued (3,467,699 common shares)				195,872	151,185	3,468			11,035			361,560
Conversion of Series F and Series G preferred stock (20,618,156 voting and 15,914,209 non-voting common shares)				(195,872)	(151,185)	20,618	15,914		310,525			—
Common stock issued to Dividend Reinvestment Plan and employee benefit plans (156,816 common shares)						156			1,297			1,453
Amortization of stock options and restricted stock									2,144			2,144
Vesting of restricted stock awards (12,239 common shares issued, 6,382 common shares deferred)						13		54	(67)			—
Deferred compensation plan, net								241				241
Shares issued from deferred compensation plan (6,266 common shares)						6		(956)	950			—
Tax on option exercise and restricted stock vesting									(376)			(376)
Preferred stock dividends:
Series A										(13)		(13)
Series B, including accretion		1,381								(10,401)		(9,020)
Series D										(1,425)		(1,425)
Balance, December 31, 2011	217	177,092	16,613	—	—	41,647	15,914	3,233	1,054,940	(730,861)	(3,309)	575,486
Net income										33,856		33,856
Other comprehensive loss											(20,331)	(20,331)
Common stock issued to Dividend Reinvestment Plan and employee benefit plans (109,905 common shares)						110			790			900
Conversion of non-voting common stock to voting common stock (597,415 shares)						597	(597)					—
Amortization of stock options and restricted stock									1,976			1,976
Vesting of restricted stock awards (64,839 common shares issued, 36,673 common shares deferred)						65		155	(220)			—
Deferred compensation plan, net								201				201
Shares issued from deferred compensation plan (4,611 common shares)						5		(470)	465			—
Preferred stock dividends:
Series A										(12)		(12)
Series B, including accretion		1,465								(10,465)		(9,000)
Series D										(1,671)		(1,671)
Balance, December 31, 2012	217	178,557	16,613	—	—	42,424	15,317	3,119	1,057,951	(709,153)	(23,640)	581,405
Net income										273,140		273,140
Other comprehensive loss											3,796	3,796
Retirement of Series A preferred stock (21,700 shares)	(217)											(217)
Retirement of Series B preferred stock (75,000 shares)		(75,000)										(75,000)
Common stock issued to Dividend Reinvestment Plan and employee benefit plans (62,978 common shares)						63			733			796
Conversion of non-voting common stock to voting common stock (2,128,588 shares)						2,129	(2,129)
Warrant exercise (1,551,126 shares)						1,551			17,838			19,389
Amortization of stock options and restricted stock									3,045			3,045
Vesting of restricted stock awards, net of shares surrendered to cover payroll taxes (55,328 common shares issued, 115,664 common shares deferred)						55		1,693	(1,929)			(181)
Deferred compensation plan, net								177				177
Shares issued from deferred compensation plan (21,455 common shares)						21		(1,059)	1,038			—
Preferred stock dividends:
Series A										(12)		(12)
Series B, including accretion		1,443								(10,401)		(8,958)
Series D										(1,665)		(1,665)
Balance, December 31, 2013	$—	$105,000	$16,613	$—	$—	$46,243	$13,188	$3,930	$1,078,676	$(448,091)	$(19,844)	$795,715
See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Consolidated Statement of Cash Flows
For the Years Ended December 31, 2013, 2012 and 2011
(in thousands)

	2013	2012	2011
Operating activities:
Net income (loss)	$273,140	$33,856	$(226,746)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	26,388	32,562	21,084
Provision for credit losses	65,500	62,500	251,000
Stock based compensation	3,045	1,976	2,144
Deferred income tax benefit	(241,655)	—	—
Securities gains, net	(186)	(7,078)	(842)
Losses on prepayment of borrowings	—	6,681	791
Losses and write downs on sales of other real estate owned	4,706	8,875	68,406
Change in assets and liabilities:
(Increase) decrease in other assets and accrued interest receivable	(293)	43,738	27,188
Increase (decrease) in accrued expenses and other liabilities	42,505	4,908	(3,171)
Decrease (increase) in mortgage loans held for sale	18,502	(4,940)	12,027
Net cash provided by operating activities	191,652	183,078	151,881

Investing activities:
Investment securities held-to-maturity:
Proceeds from maturities and calls	63,985	82,801	76,764
Purchases	(8,481)	—	(144,506)
Investment securities available-for-sale:
Proceeds from sales	39,731	469,167	128,217
Proceeds from maturities and calls	477,060	629,896	493,276
Purchases	(818,256)	(1,166,653)	(1,184,013)
Net (increase) decrease in loans	(358,858)	(159,814)	53,104
Proceeds from loan sales	91,913	—	99,298
Proceeds collected from FDIC under loss sharing agreements	5,882	14,292	33,572
Purchases of premises and equipment	(8,143)	(4,117)	(7,210)
Proceeds from sales of premises and equipment	3,946	1,059	737
Proceeds from sale of other real estate owned	28,430	31,356	86,789
Net cash (used in) investing activities	(482,791)	(102,013)	(363,972)

Financing activities:
Net increase (decrease) in deposits	249,365	(145,843)	(371,189)
Net increase (decrease) in short-term borrowings	667	(54,483)	1,510
Proceeds from Federal Home Loan Bank advances	770,000	1,789,000	—
Repayment of Federal Home Loan Bank advances	(690,000)	(1,791,701)	(15,291)
Repayment of long-term debt	(35,000)	(30,500)	(30,000)
Proceeds from issuance of long-term debt	40,000	35,000	—
Proceeds from issuance of common stock for dividend reinvestment and employee benefit plans	796	894	1,453
Proceeds from issuance of common and preferred stock, net of offering costs	—	—	361,560
Proceeds from warrant exercise	19,389
Retirement of preferred stock	(75,217)	—	—
Proceeds from penalty on incomplete private equity transaction	—	—	3,250
Cash dividends on Series A preferred stock	(15)	(12)	(13)
Cash dividends on Series B preferred stock	(9,440)	(9,000)	(9,020)
Cash dividends on Series D preferred stock	(1,657)	(1,687)	(1,210)
Net cash provided by (used in) financing activities	268,888	(208,332)	(58,950)

Net change in cash and cash equivalents	(22,251)	(127,267)	(271,041)

Cash and cash equivalents at beginning of year	251,149	378,416	649,457

Cash and cash equivalents at end of year	$228,898	$251,149	$378,416

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$26,139	$42,107	$68,068
Income taxes paid (refunds received)	2,362	(26,164)	138

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

Organization and Basis of Presentation

At December 31, 2013, United was a bank holding company subject to the regulation of the Board of Governors of the Federal Reserve System (the “Federal Reserve”) whose principal business was conducted by its wholly-owned commercial bank subsidiary, United Community Bank (the “Bank”). United is subject to regulation under the Bank Holding Company Act of 1956. The consolidated financial statements include the accounts of United, the Bank and other wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

The Bank is a Georgia state chartered commercial bank that serves markets throughout north Georgia, coastal Georgia, the Atlanta, Georgia MSA, the Gainesville, Georgia MSA, western North Carolina, the Greenville, South Carolina MSA and east and central Tennessee and provides a full range of banking services. The Bank is insured and subject to the regulation of the Federal Deposit Insurance Corporation (“FDIC”) and is also subject to the regulation of the Georgia Department of Banking and Finance.

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

Operating Segments

Operating segments are components of a business about which separate financial information is available and evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assessing performance.  Public companies are required to report certain financial information about operating segments in interim and annual financial statements.  Although United’s operations are divided among geographic regions and local community banks within those regions, those regions and banks have similar economic characteristics and are therefore aggregated into one operating segment for purposes of segment reporting.  Therefore, because United has only one operating and reportable segment, segment information is not provided separately from the consolidated financial statements.

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

Investment Securities

United classifies its securities in one of three categories: trading, held-to-maturity or available-for-sale.  United does not hold any trading securities that are bought and held principally for the purpose of selling them in the near term.  Held-to-maturity securities are those securities for which United has the ability and intent to hold until maturity. All other securities are classified as available-for-sale.

Held-to-maturity securities are recorded at cost, adjusted for the amortization or accretion of premiums or discounts. Available-for-sale securities are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from net income and are reported in other comprehensive income as a separate component of shareholders’ equity until realized. Transfers of securities between categories are recorded at fair value at the date of transfer. Unrealized holding gains or losses associated with transfers of securities from available-for-sale to held-to-maturity are included in the balance of accumulated other comprehensive income in the consolidated balance sheet. These unrealized holding gains or losses are amortized into income over the remaining life of the security as an adjustment to the yield in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)	Summary of Significant Accounting Policies, continued

Investment Securities, continued

Management evaluates investment securities for other than temporary impairment on a quarterly basis.  A decline in the fair value of available-for-sale and held-to-maturity securities below cost that is deemed other than temporary is charged to earnings for a decline in value deemed to be credit related.  The decline in value attributed to non credit related factors is recognized in other comprehensive income and a new cost basis for the security is established.  Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to the yield. Realized gains and losses for securities classified as available-for-sale and held-to-maturity are included in net income and derived using the specific identification method for determining the cost of the securities sold.

Federal Home Loan Bank (“FHLB”) stock is included in other assets at its original cost basis, as cost approximates fair value as there is no ready market for such investments.

Mortgage Loans Held for Sale

Mortgage loans held for sale are carried at the lower of aggregate cost or market value. The amount by which cost exceeds market value is accounted for as a valuation allowance. Changes in the valuation allowance are included in the determination of net income for the period in which the change occurs. No market valuation allowances were required at December 31, 2013 or 2012 since those loans have market values that approximated the recorded cost basis.

Loans

With the exception of purchased loans that are recorded at fair value on the date of acquisition, loans are stated at principal amount outstanding, net of any unearned revenue and net of any deferred loan fees and costs. Interest on loans is primarily calculated by using the simple interest method on daily balances of the principal amount outstanding.

The accrual of interest is discontinued when a loan becomes 90 days past due and is not both well collateralized and in the process of collection, or when management believes, after considering economic and business conditions and collection efforts, that the principal or interest will not be collectible in the normal course of business. Past due status is based on contractual terms of the loan.  When a loan is placed on nonaccrual status, previously accrued and uncollected interest is charged against interest revenue on loans.  Interest payments are applied to reduce the principal balance on nonaccrual loans.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current, there is a sustained period of repayment performance and future payments are reasonably assured.  Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

A loan is considered impaired when, based on current events and circumstances, it is probable that all amounts due, according to the contractual terms of the loan, will not be collected.  Individually impaired loans are measured based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, at the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent.  Interest revenue on impaired loans is discontinued when the loans meet the criteria for nonaccrual status described above.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not considered impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

Concentration of Credit Risk:  Most of United’s business activity is with customers located within the markets where it has banking operations.  Therefore, United’s exposure to credit risk is significantly affected by changes in the economy within its markets.  More than 80% of United’s loan portfolio is secured by real estate and is therefore susceptible to changes in real estate valuations.

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

Allowance for Credit Losses

The allowance for credit losses includes the allowance for loan losses (contra asset account) and the allowance for unfunded commitments (liability account included in other liabilities).  Increases to the allowance for loan losses and allowance for unfunded commitments are established through a provision for credit losses charged to income. Loans are charged against the allowance for loan losses when available information confirms that the collectability of the principal is unlikely. The allowance for loan losses represents an amount, which, in management’s judgment, is adequate to absorb probable losses on existing loans as of the date of the balance sheet.  The allowance for unfunded commitments represents expected losses on unfunded commitments and is reported in the consolidated balance sheet in other liabilities.

The allowance for loan losses is composed of general reserves and specific reserves.  General reserves are determined by applying loss percentages to the individual loan categories that are based on actual historical loss experience.  United uses an eight-quarter weighted average historical loss rate for each major loan category, weighted toward the most recent quarters’ losses.  Additionally, the general economic and business conditions affecting key lending areas, credit quality trends, collateral values, loan volumes and concentrations, seasoning of the loan portfolio, the findings of internal and external credit reviews and results from external bank regulatory examinations are considered in this evaluation.  The need for specific reserves is evaluated on nonaccrual loan relationships greater than $500,000, accruing relationships rated substandard that are greater than $2 million and all Troubled Debt Restructurings (“TDRs”) including certain primary home loans in process of restructure.  The specific reserves are determined on a loan-by-loan basis based on management’s evaluation of United’s exposure for each credit, given the current payment status of the loan and the value of any underlying collateral.  Loans for which specific reserves are provided are excluded from the calculation of general reserves.

The allocation of the allowance for loan losses is based on historical data, subjective judgment and estimates and, therefore, is not necessarily indicative of the specific amounts or loan categories in which charge-offs may ultimately occur.  Due to the imprecise nature of the loan loss estimation process and the effects of changing conditions, these risk attributes may not be adequately captured in the data related to the formula-based loan loss components used to determine allocations in United’s analysis of the adequacy of the allowance for loan losses.  Consequently, management believes that the unallocated allowance is appropriate to reflect probable incurred but unconfirmed losses in the loan portfolio not otherwise captured by the formula-based loan loss components.

For purposes of determining general reserves, United segments the loan portfolio into broad categories with similar risk elements.  Those categories and their specific risks are described below.

Commercial (secured by real estate) – Loans in this category are susceptible to declines in general economic conditions, occupancy rates and declines in real estate values.  Business failure, lack of a suitable alternative use for the property and decline in general economic conditions are also risks common to this segment of the loan portfolio.

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)	Summary of Significant Accounting Policies, continued

Allowance for Credit Losses, continued

Residential mortgage – Residential mortgage loans are susceptible to weakening general economic conditions and increases in unemployment rates.  Declining real estate values can reduce or eliminate the borrower’s home equity which can be particularly troubling for home equity lines.Residential construction – Residential construction loans are susceptible to the same risks as commercial construction loans.  Changes in market demand for property leads to longer marketing times resulting in higher carrying costs, declining values, and higher interest rates.

Consumer installment – Risks common to consumer installment loans include regulatory risks, unemployment and changes in local economic conditions as well as the inability to monitor collateral consisting of personal property.

Management outsources a significant portion of its loan review to ensure objectivity in the loan review process and to challenge and corroborate the loan grading system.  The loan review function provides additional analysis used in determining the adequacy of the allowance for loan losses.  To supplement the outsourced loan review, management also has an internal loan review department that is independent of the lending function.

Management believes the allowance for loan losses is appropriate at December 31, 2013.  While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review United’s allowance for loan losses.

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

Intangible Assets

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

FHLB Stock

The Bank is a member of the FHLB.  Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts.  FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on the ultimate recovery of par value.  Both cash and stock dividends are reported as income.  United’s FHLB stock is included in the balance of “other assets” in the consolidated balance sheet.

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)	Summary of Significant Accounting Policies, continued

Derivative Instruments and Hedging Activities, continued

In carrying out this part of its interest rate risk management strategy, United uses interest rate derivative contracts.  The primary type of derivative contract used by United to manage interest rate risk is interest rate swaps.  Interest rate swaps generally involve the exchange of fixed- and variable-rate interest payments between two parties, based on a common notional principal amount and maturity date.

United classifies its derivative financial instruments as either (1) a hedge of an exposure to changes in the fair value of a recorded asset or liability (“fair value hedge”), (2) a hedge of an exposure to changes in the cash flows of a recognized asset, liability or forecasted transaction (“cash flow hedge”), or (3) derivatives not designated as hedges. Changes in the fair value of derivatives not designated as hedges are recognized in current period earnings. United has master netting agreements with the derivatives dealers with which it does business, but reflects gross assets and liabilities on the consolidated balance sheet.

United uses the long-haul method to assess hedge effectiveness. United documents, both at inception and over the life of the hedge, at least quarterly, its analysis of actual and expected hedge effectiveness. This analysis includes techniques such as regression analysis and hypothetical derivatives to demonstrate that the hedge has been, and is expected to be, highly effective in offsetting corresponding changes in the fair value or cash flows of the hedged item. For a qualifying fair value hedge, changes in the value of derivatives that have been highly effective as hedges are recognized in current period earnings along with the corresponding changes in the fair value of the designated hedged item attributable to the risk being hedged. For a qualifying cash flow hedge, the portion of changes in the fair value of the derivatives that have been highly effective are recognized in other comprehensive income until the related cash flows from the hedged item are recognized in earnings.

For fair value hedges and cash flow hedges, ineffectiveness is recognized in the same income statement line as interest accruals on the hedged item to the extent that changes in the value of the derivative instruments do not perfectly offset changes in the value of the hedged items. If the hedge ceases to be highly effective, United discontinues hedge accounting and recognizes the changes in fair value in current period earnings. If a derivative that qualifies as a fair value or cash flow hedge is terminated or the designation removed, the realized or then unrealized gain or loss is recognized into income over the life of the hedged item (fair value hedge). Immediate recognition in earnings is required upon sale or extinguishment of the hedged item (fair value hedge) or if it is probable that the hedged cash flows will not occur (cash flow hedge).

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

United’s derivative activities are monitored by its Asset/Liability Management Committee (“ALCO”) as part of that committee’s oversight of United’s asset/liability and treasury functions.  ALCO is responsible for implementing various hedging strategies that are developed through its analysis of data from financial simulation models and other internal and industry sources.  The resulting hedging strategies are then incorporated into the overall interest-rate risk management process.

United recognizes the fair value of derivatives as assets or liabilities in the financial statements. The accounting for the changes in the fair value of a derivative depends on the intended use of the derivative instrument at inception. The change in fair value of instruments used as fair value hedges is accounted for in the net income of the period simultaneous with accounting for the fair value change of the item being hedged. The change in fair value of the effective portion of cash flow hedges is accounted for in other comprehensive income rather than net income. Changes in fair value of derivative instruments that are not designated as a hedge are accounted for in the net income of the period of the change.

Earnings Per Common Share

Basic earnings per common share is net income (loss) available to common shareholders divided by the weighted average number of shares of common stock outstanding during the period.  All outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends are considered participating securities for this calculation.  Additionally, shares issuable to participants in United’s deferred compensation plan are considered to be participating securities for purposes of calculating basic earnings per share.  Diluted earnings per common share includes the dilutive effect of additional potential shares of common stock issuable under stock options, warrants and securities convertible into common stock.

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

Restrictions on Cash

A portion of the cash on hand and on deposit with the Federal Reserve Bank of Atlanta was required to meet regulatory reserve requirements.

Dividend Restrictions

Banking regulations require maintaining certain capital levels and may limit dividends paid by the Bank to United or by United to shareholders.  Due to its accumulated deficit, the Bank is currently required to obtain approval of the Georgia Department of Banking and Finance before declaring any dividends to United.

Fair Value of Financial Instruments

Fair values of financial instruments are estimated using relevant market information and other assumptions as more fully disclosed in Note 24.  Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items.  Changes in assumptions or in market conditions could significantly affect these estimates.

Stock-Based Compensation

United uses the fair value method of recognizing expense for stock-based compensation based on the fair value of option and restricted stock awards at the date of grant.

Comprehensive Income

GAAP normally requires that recognized revenues, expenses, gains and losses be included in net income.  In addition to net income, other components of comprehensive income include the after-tax effect of changes in unrealized gains and losses on available-for-sale securities and derivative financial instruments accounted for as cash flow hedges as well as net actuarial gains and losses, prior service costs and related amortization associated with United’s modified retirement plan.  These items are reported as a separate component of shareholders’ equity.  United presents comprehensive income in a separate statement of comprehensive income.

Reclassifications and Reverse Stock Split

Certain 2011and 2012 amounts have been reclassified to conform to the 2013 presentation.  During the fourth quarter of 2013, United reclassified hedge ineffectiveness gains and losses from other fee revenue to net interest revenue.  The impact of the reclassification has been reflected in all periods and was not material to any period.  On June 17, 2011, United completed a 1-for-5 reverse stock split, whereby each 5 shares of United’s common stock was reclassified into one share of common stock, and each 5 shares of United’s non-voting common stock was reclassified into one share of non-voting common stock.  All share and per share amounts for all periods presented have been adjusted to reflect the reverse split and the hedge ineffectiveness reclassification as though they had occurred prior to the earliest period presented.

(2)	Accounting Standards Updates

In January 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.  This ASU limits the scope of the new balance sheet offsetting disclosures to derivatives, repurchase agreements, and securities lending transactions to the extent that they are (1) offset in the financial statements or (2) subject to an enforceable master netting agreement.  The disclosure requirements were effective for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods.  This guidance did not have a material impact on United’s financial position or results of operations, and resulted in additional disclosures.

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  The amendments in this update require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component and by the respective line items of net income. The standard was effective for fiscal years, and interim periods within those years, beginning after December 15, 2012.  This guidance did not have a material impact on United’s financial position or results of operations, and resulted in additional disclosures.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(2)	Accounting Standards Updates, continued

In July 2013, the FASB issued ASU No. 2013-10, Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes.  The amendments in this update permit the Fed Funds Effective Swap Rate (OIS) to be used as a benchmark interest rate for hedge accounting in addition to UST and LIBOR. The amendments also remove the restriction on using different benchmark rates for similar hedges. The standard is effective prospectively for qualifying new or re-designated hedging relationships entered into on or after July 17, 2013.  This guidance did not have a material impact on United’s financial position, results of operations or disclosures.

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward exists.  This ASU provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.  The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  Since United has both unrecognized tax benefits and net operating loss and tax credit carryforwards, this ASU could have an impact on United’s financial position, results of operations or disclosures; however, United does not expect the impact to be material to United’s financial position, results of operations or disclosures.

In January 2014, the FASB issued ASU No. 2014-1, Accounting for Investments in Qualified Affordable Housing Projects.  This ASU is expected to enable more entities to qualify for the proportional amortization method to account for affordable housing project investments than the number of entities that currently qualify for the effective yield method. The guidance is effective for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. United has investments in affordable housing projects and is currently evaluating the impact to its disclosures.  It is not expected to have a material impact in United’s financial position or results of operations.

In January 2014, the FASB issued ASU No. 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.  This ASU clarifies when an in substance repossession or foreclosure has occurred and when a creditor should derecognize the associated loan receivable and recognize the real estate property.  The amendments in this update are effective for annual periods, and interim periods within those years, beginning after December 15, 2014.  United does not expect the impact of this guidance to be material to United’s financial position, results of operations or disclosures.

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(3)          Mergers and Acquisitions, continued

The table below shows the components of covered assets at December 31, 2013 and 2012 (in thousands):

	Purchased Impaired Loans	Other Purchased Loans	Other	Total
December 31, 2013
Commercial (secured by real estate)	$—	$12,342	$—	$12,342
Commercial & industrial	—	600	—	600
Construction and land development	—	2,731	—	2,731
Residential mortgage	—	4,633	—	4,633
Consumer installment	—	24	—	24
Total covered loans	—	20,330	—	20,330
Covered foreclosed property	—	—	1,211	1,211
Estimated loss reimbursement from the FDIC	—	—	1,341	1,341
Total covered assets	$—	$20,330	$2,552	$22,882

December 31, 2012
Commercial (secured by real estate)	$—	$22,823	$—	$22,823
Commercial & industrial	—	959	—	959
Construction and land development	405	3,712	—	4,117
Residential mortgage	116	5,302	—	5,418
Consumer installment	—	99	—	99
Total covered loans	521	32,895	—	33,416
Covered foreclosed property	—	—	7,278	7,278
Estimated loss reimbursement from the FDIC	—	—	6,773	6,773
Total covered assets	$521	$32,895	$14,051	$47,467

(4)	Cash Flows

During 2013, 2012 and 2011, non-accrual loans having a value of $22.5 million, $34.0 million and $65.7 million, respectively, were transferred to foreclosed property.  Also, during 2013, 2012 and 2011, United financed the sale of foreclosed properties with loans totaling $3.49 million, $9.40 million and $21.1 million, respectively.

United accounts for securities transactions on the trade date.  At December 31, 2013, United had sold $4.60 million in securities and purchased $29.6 million in securities that had not settled.  At December 31, 2012, United had $5.76 million in securities sales that had not settled.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(5)	Balance Sheet Offsetting
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

The following table presents a summary of amounts outstanding under reverse repurchase agreements, securities lending transactions and derivative financial instruments including those entered into in connection with the same counterparty under master netting agreements as of December 31, 2013 and 2012 (in thousands).

	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet		Gross Amounts not Offset in the Balance Sheet
			Net Asset Balance	Financial Instruments	Collateral Received	Net Amount
December 31, 2013

Repurchase agreements / reverse repurchase agreements	$385,000	$(350,000)	$35,000	$—	$(38,982)	$(3,982)
Derivatives	23,833	—	23,833	(4,378)	(2,912)	16,543
Total	$408,833	$(350,000)	$58,833	$(4,378)	$(41,894)	$12,561
Weighted average interest rate of reverse repurchase agreements	1.09%

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Liability Balance	Gross Amounts not Offset in the Balance Sheet
				Financial Instruments	Collateral Pledged	Net Amount
Repurchase agreements / reverse repurchase agreements	$350,000	$(350,000)	$—	$—	$—	$—
Derivatives	46,232		46,232	(4,378)	(38,145)	3,709
Total	$396,232	$(350,000)	$46,232	$(4,378)	$(38,145)	$3,709
Weighted average interest rate of repurchase agreements	.27%

	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet	Net Asset Balance	Gross Amounts not Offset in the Balance Sheet
				Financial Instruments	Collateral Received	Net Amount
December 31, 2012

Repurchase agreements / reverse repurchase agreements	$325,000	$(265,000)	$60,000	$—	(64,443)	$(4,443)
Securities lending transactions	50,000	(50,000)	—	—	—	—
Derivatives	658	—	658	(23)	—	635
Total	$375,658	$(315,000)	$60,658	$(23)	$(64,443)	$(3,808)
Weighted average interest rate of reverse repurchase agreements	1.18%

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Liability Balance	Gross Amounts not Offset in the Balance Sheet
				Financial Instruments	Collateral Pledged	Net Amount
Repurchase agreements / reverse repurchase agreements	$265,000	$(265,000)	$—	$—	$—	$—
Securities lending transactions	50,000	(50,000)	—	—	—	—
Derivatives	12,543	—	12,543	(23)	(11,493)	1,027
Total	$327,543	$(315,000)	$12,543	$(23)	$(11,493)	$1,027
Weighted average interest rate of repurchase agreements	.43%

(6)	Investment Securities

In the fourth quarter of 2013, securities available-for-sale with a fair value of $301 million were transferred to held-to-maturity.  The securities were transferred at their fair value on the date of transfer.  The unrealized loss of $8.31 million on the transferred securities is being amortized into interest revenue as an adjustment to the yield on those securities over the remaining life of the transferred securities.

At both December 31, 2013 and 2012, securities with a carrying value of $1.53 billion and $1.40 billion, respectively, were pledged to secure public deposits, derivatives and other secured borrowings.  Substantial borrowing capacity remains available under borrowing arrangements with the FHLB with currently pledged securities.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(6)	Investment Securities, continued

The cost basis, unrealized gains and losses, and fair value of securities held-to-maturity at December 31, 2013 and 2012 are listed below (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
As of December 31, 2013
State and political subdivisions	$51,733	$2,718	$42	$54,409
Mortgage-backed securities (1)	428,009	6,690	3,523	431,176

Total	$479,742	$9,408	$3,565	$485,585
As of December 31, 2012
State and political subdivisions	$51,780	$5,486	$—	$57,266
Mortgage-backed securities (1)	192,404	11,461	—	203,865
Total	$244,184	$16,947	$—	$261,131

(1) All are residential type mortgage-backed securities

The cost basis, unrealized gains and losses, and fair value of securities available-for-sale at December 31, 2013 and 2012 are listed below (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
As of December 31, 2013
State and political subdivisions	$22,558	$823	$139	$23,242
Mortgage-backed securities (1)	1,145,800	13,296	13,749	1,145,347
Corporate bonds	255,316	1,304	6,324	250,296
Asset-backed securities	409,086	2,535	988	410,633
Other	2,699	—	—	2,699
Total	$1,835,459	$17,958	$21,200	$1,832,217
As of December 31, 2012
State and political subdivisions	$27,717	$1,354	$19	$29,052
Mortgage-backed securities (1)	1,408,042	22,552	2,092	1,428,502
Corporate bonds	169,783	1,052	7,173	163,662
Asset-backed securities	209,411	1,894	749	210,556
Other	2,821	—	—	2,821
Total	$1,817,774	$26,852	$10,033	$1,834,593

(1) All are residential type mortgage-backed securities

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(6)	Investment Securities, continued

There were no held-to-maturity securities in an unrealized loss position as of December 31, 2012. The following summarizes securities held-to-maturity in an unrealized loss position as of December 31, 2013 (in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of December 31, 2013
State and political subdivisions	$1,595	$42	$—	$—	$1,595	$42
Mortgage-backed securities	259,870	3,523	—	—	259,870	3,523
Total unrealized loss position	$261,465	$3,565	$—	$—	$261,465	$3,565

The following summarizes securities available-for-sale in an unrealized loss position as of December 31, 2013 and 2012 (in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of December 31, 2013
State and political subdivisions	$4,539	$139	$—	$—	$4,539	$139
Mortgage-backed securities	334,996	6,480	175,865	7,269	510,861	13,749
Corporate bonds	137,318	4,494	54,130	1,830	191,448	6,324
Asset-backed securities	164,933	722	22,370	266	187,303	988
Total unrealized loss position	$641,786	$11,835	$252,365	$9,365	$894,151	$21,200
As of December 31, 2012
State and political subdivisions	$3,674	$17	$10	$2	$3,684	$19
Mortgage-backed securities	326,485	2,092	—	—	326,485	2,092
Corporate bonds	21,248	136	93,903	7,037	115,151	7,173
Asset-backed securities	82,188	749	—	—	82,188	749
Total unrealized loss position	$433,595	$2,994	$93,913	$7,039	$527,508	$10,033

At December 31, 2013, there were 142 available-for-sale securities and 38 held-to-maturity securities that were in an unrealized loss position. United does not intend to sell nor believes it will be required to sell securities in an unrealized loss position prior to the recovery of its amortized cost basis.  Unrealized losses at December 31, 2013 were primarily attributable to changes in interest rates. Unrealized losses at December 31, 2012 are primarily related to changes in interest rates, however the unrealized losses in corporate bonds also reflect downgrades in the underlying securities ratings.  The bonds remain above investment grade and United does not consider them to be impaired.  Much of the 2012 unrealized loss on corporate bonds was recovered in 2013.

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, among other factors. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analyst’s reports.  No impairment charges were recognized during 2013, 2012 or 2011.

Realized gains and losses are derived using the specific identification method for determining the cost of the securities sold.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(6)	Investment Securities, continued

The following summarizes securities sales activities for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	2013	2012	2011
Proceeds from sales	$39,731	$469,167	$128,217
Gross gains on sales	$264	$7,364	$1,173
Gross losses on sales	(78)	(286)	(331)
Net gains on sales of securities	$186	$7,078	$842
Income tax expense attributable to sales	$72	$2,753	$328

At year-end 2013 and 2012, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

The amortized cost and fair value of available-for-sale and held-to-maturity securities at December 31, 2013, by contractual maturity, are presented in the following table (in thousands):

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
State and political subdivisions:
Within 1 year	$2,840	$2,869	$—	$—
1 to 5 years	16,257	16,881	12,463	13,234
5 to 10 years	2,613	2,607	26,062	27,408
More than 10 years	848	885	13,208	13,767
	22,558	23,242	51,733	54,409
Corporate bonds:
1 to 5 years	38,305	38,520	—	—
5 to 10 years	206,237	201,504	—	—
More than 10 years	10,774	10,272	—	—
	255,316	250,296	—	—
Asset-backed securities:
1 to 5 years	89,770	89,438	—	—
5 to 10 years	269,337	271,418	—	—
More than 10 years	49,979	49,777	—	—
	409,086	410,633	—	—
Other:
More than 10 years	2,699	2,699	—	—
	2,699	2,699	—	—
Total securities other than mortgage-backed securities:
Within 1 year	2,840	2,869	—	—
1 to 5 years	144,332	144,839	12,463	13,234
5 to 10 years	478,187	475,529	26,062	27,408
More than 10 years	64,300	63,633	13,208	13,767
Mortgage-backed securities	1,145,800	1,145,347	428,009	431,176
	$1,835,459	$1,832,217	$479,742	$485,585

Expected maturities may differ from contractual maturities because issuers and borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(7)	Loans and Allowance for Credit Losses

Major classifications of loans at December 31, 2013 and 2012 are summarized as follows (in thousands):

	2013	2012
Commercial (secured by real estate)	$1,756,710	$1,813,365
Commercial & industrial	471,961	458,246
Commercial construction	148,903	154,769
Total commercial	2,377,574	2,426,380
Residential mortgage	1,315,964	1,214,203
Residential construction	328,579	381,677
Consumer installment	307,149	152,748
Total loans	4,329,266	4,175,008
Less allowance for loan losses	(76,762)	(107,137)
Loans, net	$4,252,504	$4,067,871

At December 31, 2013 and 2012, $977,000 and $942,000, respectively, in overdrawn deposit accounts were reclassified as commercial and industrial loans. No specific allowance for loan losses was deemed necessary for these accounts at December 31, 2013 and 2012.

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(7)	Loans and Allowance for Credit Losses, continued

The allowance for loan losses represents management’s estimate of probable incurred losses in the loan portfolio as of year-end.  In 2013, United established an allowance for unfunded commitments separate from the allowance for loan losses due to significant growth in unfunded loan commitments.  The allowance for unfunded commitments is included in other liabilities in the consolidated balance sheet.  Combined, the allowance for loan losses and allowance for unfunded commitments are referred to as the allowance for credit losses.

The following table presents the balance and activity in the allowance for credit losses by portfolio segment for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Beginning Balance	Charge- Offs	Recoveries	Provision	Ending Balance
Year Ended December 31, 2013
Commercial (secured by real estate)	$27,847	$(36,470)	$1,945	$31,016	$24,338
Commercial & industrial	5,537	(18,914)	1,888	18,016	6,527
Commercial construction	8,389	(6,483)	69	1,694	3,669
Residential mortgage	26,642	(12,277)	715	5,894	20,974
Residential construction	26,662	(23,049)	173	8,746	12,532
Consumer installment	2,747	(2,461)	1,154	1,039	2,479
Unallocated	9,313	—	—	(3,070)	6,243
Total allowance for loan losses	107,137	(99,654)	5,944	63,335	76,762
Allowance for unfunded commitments	—	—	—	2,165	2,165
Total allowance for credit losses	$107,137	$(99,654)	$5,944	$65,500	$78,927

	Beginning Balance	Charge- Offs	Recoveries	Provision	Ending Balance
Year Ended December 31, 2012
Commercial (secured by real estate)	$31,644	$(23,062)	$692	$18,573	$27,847
Commercial & industrial	5,681	(2,424)	1,104	1,176	5,537
Commercial construction	6,097	(5,411)	111	7,592	8,389
Residential mortgage	29,076	(17,262)	799	14,029	26,642
Residential construction	30,379	(24,260)	1,272	19,271	26,662
Consumer installment	2,124	(2,214)	824	2,013	2,747
Unallocated	9,467	—	—	(154)	9,313
Total allowance for loan losses	114,468	(74,633)	4,802	62,500	107,137
Allowance for unfunded commitments	—	—	—	—	—
Total allowance for credit losses	$114,468	$(74,633)	$4,802	$62,500	$107,137

	Beginning Balance	Charge- Offs	Recoveries	Provision	Ending Balance
Year Ended December 31, 2011
Commercial (secured by real estate)	$31,191	$(59,468)	$448	$59,473	$31,644
Commercial & industrial	7,580	(24,890)	967	22,024	5,681
Commercial construction	6,780	(55,730)	203	54,844	6,097
Residential mortgage	22,305	(53,707)	738	59,740	29,076
Residential construction	92,571	(118,916)	1,678	55,046	30,379
Consumer installment	3,030	(3,594)	1,044	1,644	2,124
Unallocated	11,238	—	—	(1,771)	9,467
Total allowance for loan losses	174,695	(316,305)	5,078	251,000	114,468
Allowance for unfunded commitments	—	—	—	—	—
Total allowance for credit losses	$174,695	$(316,305)	$5,078	$251,000	$114,468

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(7)	Loans and Allowance for Credit Losses, continued

The following table presents the recorded investment in loans by portfolio segment and the balance of the allowance for loan losses assigned to each segment based on the method of evaluating the loans for impairment as of December 31, 2013 and December 31, 2012 (in thousands):

	Allowance for Loan Losses
	December 31, 2013			December 31, 2012
	Individually evaluated for impairment	Collectively evaluated for impairment	Ending Balance	Individually evaluated for impairment	Collectively evaluated for impairment	Ending Balance
Commercial (secured by real estate)	$2,013	$22,325	$24,338	$6,106	$21,741	$27,847
Commercial & industrial	66	6,461	6,527	490	5,047	5,537
Commercial construction	112	3,557	3,669	2,239	6,150	8,389
Residential mortgage	2,919	18,055	20,974	2,165	24,477	26,642
Residential construction	688	11,844	12,532	625	26,037	26,662
Consumer installment	224	2,255	2,479	19	2,728	2,747
Unallocated	—	6,243	6,243	—	9,313	9,313
Total allowance for loan losses	6,022	70,740	76,762	11,644	95,493	107,137
Allowance for unfunded commitments	—	2,165	2,165	—	—	—
Total allowance for credit losses	$6,022	$72,905	$78,927	$11,644	$95,493	$107,137

	Loans Outstanding
	December 31, 2013			December 31, 2012
	Individually evaluated for impairment	Collectively evaluated for impairment	Ending Balance	Individually evaluated for impairment	Collectively evaluated for impairment	Ending Balance
Commercial (secured by real estate)	$60,208	$1,696,502	$1,756,710	$104,409	$1,708,956	$1,813,365
Commercial & industrial	4,217	467,744	471,961	51,501	406,745	458,246
Commercial construction	13,715	135,188	148,903	40,168	114,601	154,769
Residential mortgage	20,672	1,295,292	1,315,964	22,247	1,191,956	1,214,203
Residential construction	14,808	313,771	328,579	34,055	347,622	381,677
Consumer installment	999	306,150	307,149	430	152,318	152,748
Unallocated	—	—	—	—	—	—
Total loans	$114,619	$4,214,647	$4,329,266	$252,810	$3,922,198	$4,175,008

United considers all loans that are on nonaccrual with a balance of $500,000 or greater and all TDRs to be impaired. In addition, United reviews all accruing substandard loans greater than $2 million to determine if the loan is impaired.  A loan is considered impaired when, based on current events and circumstances, it is probable that all amounts due, according to the contractual terms of the loan, will not be collected.  All TDRs are considered impaired regardless of accrual status.  Impairment is measured based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent.  A specific reserve is established for impaired loans for the amount of calculated impairment.  Interest payments received on impaired nonaccrual loans are applied as a reduction of the outstanding principal balance.  For impaired loans not on nonaccrual status, interest is accrued according to the terms of the loan agreement.  Loans are evaluated for impairment quarterly and specific reserves are established in the allowance for loan losses for any measured impairment.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(7)	Loans and Allowance for Credit Losses, continued

Each quarter, United’s management prepares an analysis of the allowance for credit losses to determine the appropriate balance that measures and quantifies the amount of probable incurred loss in the loan portfolio.  The allowance is comprised of specific reserves which are determined as described above, general reserves which are determined based on historical loss experience as adjusted for current trends and economic conditions and an unallocated portion.  United uses eight quarters of historical loss experience weighted toward the most recent quarters to determine the loss factors to be used in the reserve calculation for loans evaluated in the aggregate.  Eight quarters has been determined to be an appropriate time period as it is recent enough to be relevant to current conditions and covers a length of time sufficient to minimize distortions caused by nonrecurring and unusual activity that might otherwise influence a shorter time period.  The weighted average is accomplished by multiplying each quarter’s annualized historical net charge-off rate by 1 through 8, with 8 representing the most recent quarter and 1 representing the oldest quarter.  United uses annualized charge-off rates under the broad assumption that losses inherent in the loan portfolio will generally be resolved within twelve months.  Problem loans that are not resolved within twelve months are generally larger loans that are more complex in nature requiring more time to either rehabilitate or work out of the bank.  These credits are generally subject to impairment testing and are separately evaluated for specific reserves.

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

United’s management believes that its method of determining the balance of the allowance for credit losses provides a reasonable and reliable basis for measuring and reporting losses that are incurred in the loan portfolio as of the reporting date.

When a loan officer determines that a loan is uncollectible, he or she is responsible for recommending that the loan be charged off.  Full or partial charge-offs may also be recommended by the Collections Department, the Special Assets Department and the Foreclosure/OREO Department.  Nonaccrual real estate loans that are collateral dependent are generally charged down to 80% of the appraised value of the underlying collateral at the time they are placed on nonaccrual status.

A committee consisting of the Chief Risk Officer, Senior Risk Officer and the Senior Credit Officers meets monthly to review charge-offs that have occurred during the previous month.

Generally, closed-end retail loans (installment and residential mortgage loans) past due 90 cumulative days are charged off unless the loan is well secured and in process of collection (within the next 90 days).  Open-end (revolving) retail loans which are past due 90 cumulative days from their contractual due date are generally charged off.

At December 31, 2013and 2012, loans with a carrying value of $1.77 billion and $1.90 billion were pledged as collateral to secure FHLB advances and other contingent funding sources.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(7)	Loans and Allowance for Credit Losses, continued

In the ordinary course of business, the Bank grants loans to executive officers, and directors of the holding company and the Bank, including their immediate families and companies with which they are associated.  Management believes that such loans are made on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other customers.  The following is a summary of such loans outstanding and the activity in these loans for the year ended December 31, 2013 (in thousands):

Balances at December 31, 2012	$6,610
New loans and advances	1,470
Repayments	(1,606)
Adjustment for changes in executive officers and directors	(3,576)
Balances at December 31, 2013	$2,898

The average balances of impaired loans and income recognized on impaired loans while they were considered impaired is presented below for the last three years (in thousands):

	2013			2012			2011
	Average Balance	Interest Revenue Recognized During Impairment	Cash Basis Interest Revenue Received	Average Balance	Interest Revenue Recognized During Impairment	Cash Basis Interest Revenue Received	Average Balance	Interest Revenue Recognized During Impairment	Cash Basis Interest Revenue Received

Commercial (secured by real estate)	$59,724	$3,553	$3,807	$114,556	$4,994	$5,270	$48,712	$1,588	$1,506
Commercial & industrial	4,609	401	865	45,233	1,051	2,523	24,329	153	704
Commercial construction	13,946	633	720	45,489	875	1,268	13,126	94	317
Total commercial	78,279	4,587	5,392	205,278	6,920	9,061	86,167	1,835	2,527
Residential mortgage	21,413	1,114	1,088	23,926	1,058	1,190	9,575	217	222
Residential construction	14,558	993	1,023	46,410	1,527	2,054	30,797	604	728
Consumer installment	383	21	21	564	26	27	101	6	6
Total	$114,633	$6,715	$7,524	$276,178	$9,531	$12,332	$126,640	$2,662	$3,483

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2013 and 2012 (in thousands):

	December 31, 2013			December 31, 2012
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated

With no related allowance recorded:
Commercial (secured by real estate)	$30,361	$24,205	$—	$74,066	$62,609	$—
Commercial & industrial	2,252	2,252	—	74,572	49,572	—
Commercial construction	974	974	—	23,938	17,305	—
Total commercial	33,587	27,431	—	172,576	129,486	—
Residential mortgage	4,496	3,634	—	10,336	8,383	—
Residential construction	9,462	7,807	—	35,439	19,093	—
Consumer installment	—	—	—	—	—	—
Total with no related allowance recorded	47,545	38,872	—	218,351	156,962	—

With an allowance recorded:
Commercial (secured by real estate)	36,085	36,003	2,013	44,395	41,800	6,106
Commercial & industrial	2,248	1,965	66	2,170	1,929	490
Commercial construction	12,821	12,741	112	23,746	22,863	2,239
Total commercial	51,154	50,709	2,191	70,311	66,592	8,835
Residential mortgage	17,624	17,038	2,919	14,267	13,864	2,165
Residential construction	8,469	7,001	688	15,412	14,962	625
Consumer installment	999	999	224	441	430	19
Total with an allowance recorded	78,246	75,747	6,022	100,431	95,848	11,644
Total	$125,791	$114,619	$6,022	$318,782	$252,810	$11,644

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(7)	Loans and Allowance for Credit Losses, continued

There were no loans more than 90 days past due and still accruing interest at December 31, 2013 and 2012.  Nonaccrual loans at December 31, 2013 and 2012 were $26.8 million and $110 million, respectively.  Nonaccrual loans include both homogeneous loans that are collectively evaluated for impairment and individually evaluated impaired loans.  United’s policy is to place loans on nonaccrual status, when, in the opinion of management, the principal and interest on a loan is not likely to be repaid in accordance with the loan terms or when the loan becomes 90 days past due and is not well secured and in the process of collection.  When a loan is classified on nonaccrual status, interest previously accrued but not collected is reversed against current interest revenue.  Principal and interest payments received on a nonaccrual loan are applied to reduce outstanding principal.

The following table presents the recorded investment (unpaid principal less amounts charged-off) in nonaccrual loans by loan class as of December 31, 2013 and 2012 (in thousands):

	2013	2012
Commercial (secured by real estate)	$8,340	$22,148
Commercial & industrial	427	31,817
Commercial construction	361	23,843
Total commercial	9,128	77,808
Residential mortgage	13,178	12,589
Residential construction	4,264	18,702
Consumer installment	249	795
Total	$26,819	$109,894

The following table presents the aging of the recorded investment in past due loans as of December 31, 2013 and 2012 by class of loans (in thousands):

	Loans Past Due				Loans Not
As of December 31, 2013	30 - 59 Days	60 - 89 Days	> 90 Days	Total	Past Due	Total

Commercial (secured by real estate)	$5,724	$2,797	$2,547	$11,068	$1,745,642	$1,756,710
Commercial & industrial	2,349	223	88	2,660	469,301	471,961
Commercial construction	94	190	235	519	148,384	148,903
Total commercial	8,167	3,210	2,870	14,247	2,363,327	2,377,574
Residential mortgage	11,067	3,262	5,081	19,410	1,296,554	1,315,964
Residential construction	1,335	588	1,375	3,298	325,281	328,579
Consumer installment	1,243	423	66	1,732	305,417	307,149
Total loans	$21,812	$7,483	$9,392	$38,687	$4,290,579	$4,329,266

As of December 31, 2012

Commercial (secured by real estate)	$8,106	$3,232	$7,476	$18,814	$1,794,551	$1,813,365
Commercial & industrial	1,565	429	867	2,861	455,385	458,246
Commercial construction	2,216	—	4,490	6,706	148,063	154,769
Total commercial	11,887	3,661	12,833	28,381	2,397,999	2,426,380
Residential mortgage	12,292	2,426	4,848	19,566	1,194,637	1,214,203
Residential construction	2,233	1,934	5,159	9,326	372,351	381,677
Consumer installment	1,320	245	289	1,854	150,894	152,748
Total loans	$27,732	$8,266	$23,129	$59,127	$4,115,881	$4,175,008

As of December 31, 2013 and 2012, United has allocated $5.64 million and $9.50 million, respectively, of specific reserves to customers whose loan terms have been modified in TDRs.  United committed to lend additional amounts totaling up to $6,000 and $689,000 as of December 31, 2013 and 2012, respectively, to customers with outstanding loans that are classified as TDRs.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(7)	Loans and Allowance for Credit Losses, continued

The modification of the terms of TDRs included one or a combination of the following:  a reduction of the stated interest rate of the loan or an extension of the amortization period that would not otherwise be considered in the current market for new debt with similar risk characteristics; a permanent reduction of the principal amount; a restructuring of the borrower’s debt into an A/B note structure where the A note would fall within the borrower’s ability to pay and the remainder would be included in the B note, or a mandated bankruptcy restructuring.

Loans modified under the terms of a TDR during the twelve months ended December 31, 2013 and 2012 are presented in the table below.  In addition, the following table presents loans modified under the terms of a TDR that became 90 days or more delinquent during the twelve months ended December 31, 2013 and 2012, that were initially restructured within one year prior to becoming delinquent (dollars in thousands):

		Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Troubled Debt Restructurings That Have Subsequently Defaulted Within the Previous Twelve Months
Troubled Debt Restructurings for the Year ended December 31, 2013	Number of Contracts			Number of Contracts	Recorded Investment
Commercial (secured by real estate)	20	$12,483	$11,384	3	$670
Commercial & industrial	14	1,464	1,208	1	35
Commercial construction	1	416	416	2	1,454
Total commercial	35	14,363	13,008	6	2,159
Residential mortgage	49	7,098	6,573	3	641
Residential construction	15	2,160	2,015	3	531
Consumer installment	11	80	80	5	29
Total loans	110	$23,701	$21,676	17	$3,360

Year ended December 31, 2012

Commercial (secured by real estate)	54	$34,450	$32,928	7	$3,287
Commercial & industrial	22	3,619	3,616	3	71
Commercial construction	20	34,014	33,934	3	4,224
Total commercial	96	72,083	70,478	13	7,582
Residential mortgage	67	15,132	14,303	10	650
Residential construction	49	19,909	17,400	16	5,728
Consumer installment	25	334	328	4	39
Total loans	237	$107,458	$102,509	43	$13,999

Year ended December 31, 2011

Commercial (secured by real estate)	57	$56,981	$56,031	4	$1,447
Commercial & industrial	15	767	767	2	52
Commercial construction	9	16,243	16,243	—	—
Total commercial	81	73,991	73,041	6	1,499
Residential mortgage	75	11,008	10,444	9	718
Residential construction	44	22,584	21,821	9	1,289
Consumer installment	31	205	200	13	68
Total loans	231	$107,788	$105,506	37	$3,574

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(7)	Loans and Allowance for Credit Losses, continued

The following table presents additional information on TDRs including the number of loan contracts restructured and the pre- and post-modification recorded investment (dollars in thousands):

	December 31, 2013			December 31, 2012
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment

Commercial (secured by real estate)	77	$44,964	$40,667	96	$80,261	$75,340
Commercial & industrial	36	3,527	3,245	32	7,492	7,250
Commercial construction	13	13,122	13,042	25	37,537	33,809
Total commercial	126	61,613	56,954	153	125,290	116,399
Residential mortgage	136	20,622	19,357	117	20,323	19,296
Residential construction	57	12,459	10,452	67	25,822	23,786
Consumer installment	26	203	203	51	1,292	1,282
Total loans	345	$94,897	$86,966	388	$172,727	$160,763

Collateral dependent TDRs that subsequently default or are placed on nonaccrual are charged down to the fair value of the collateral consistent with United’s policy for nonaccrual loans.  Impairment on TDRs that are not collateral dependent continues to be measured based on discounted cash flows regardless of whether the loan has subsequently defaulted.

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(7)	Loans and Allowance for Credit Losses, continued

As of December 31, 2013 and 2012, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

			Substandard		Doubtful /
	Pass	Watch	Performing	Nonaccrual	Loss	Total
As of December 31, 2013
Commercial (secured by real estate)	$1,630,521	$40,124	$77,725	$8,340	$—	$1,756,710
Commercial & industrial	456,563	5,382	9,589	427	—	471,961
Commercial construction	120,852	10,932	16,758	361	—	148,903
Total commercial	2,207,936	56,438	104,072	9,128	—	2,377,574
Residential mortgage	1,219,433	31,364	51,989	13,178	—	1,315,964
Residential construction	298,685	11,526	14,104	4,264	—	328,579
Consumer installment	303,133	1,229	2,538	249	—	307,149
Total loans	$4,029,187	$100,557	$172,703	$26,819	$—	$4,329,266

As of December 31, 2012
Commercial (secured by real estate)	$1,592,677	$80,997	$117,543	$22,148	$—	$1,813,365
Commercial & industrial	402,548	5,404	18,477	31,817	—	458,246
Commercial construction	104,296	7,345	19,285	23,843	—	154,769
Total commercial	2,099,521	93,746	155,305	77,808	—	2,426,380
Residential mortgage	1,102,746	33,689	65,179	12,589	—	1,214,203
Residential construction	292,264	32,907	37,804	18,702	—	381,677
Consumer installment	147,214	1,086	3,653	795	—	152,748
Total loans	$3,641,745	$161,428	$261,941	$109,894	$—	$4,175,008

(8)	Foreclosed Property

Major classifications of foreclosed properties at December 31, 2013 and 2012 are summarized as follows (in thousands):

	2013	2012
Commercial real estate	$1,287	$6,368
Commercial construction	—	2,204
Total commercial	1,287	8,572
Residential mortgage	3,380	5,192
Residential construction	736	11,454
Total foreclosed property	5,403	25,218
Less valuation allowance	(1,182)	(6,954)
Foreclosed property, net	$4,221	$18,264
Balance as a percentage of original loan unpaid principal	44.5%	39.7%

In the second quarter of 2013, United completed the accelerated sales of $172 million of classified assets including performing and nonperforming classified loans and foreclosed properties.

Activity in the valuation allowance for foreclosed property is presented in the following table (in thousands):

	2013	2012	2011
Balance at beginning of year	$6,954	$18,982	$16,565
Additions charged to expense	3,065	6,951	57,368
Charge-offs upon disposition	(8,837)	(18,979)	(54,951)
Balance at end of year	$1,182	$6,954	$18,982

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(8)	Foreclosed Property, continued

            Expenses related to foreclosed assets include (in thousands):

	2013	2012	2011
Net loss on sales	$1,641	$1,924	$11,038
Provision for unrealized losses	3,065	6,951	57,368
Operating expenses, net of rental income	3,163	5,118	10,499
Total foreclosed property expense	$7,869	$13,993	$78,905

(9)	Premises and Equipment

Premises and equipment at December 31, 2013 and 2012 are summarized as follows, (in thousands):

	2013	2012
Land and land improvements	$80,845	$81,272
Buildings and improvements	114,048	114,127
Furniture and equipment	63,015	66,565
Construction in progress	510	1,181
	258,418	263,145
Less accumulated depreciation	(94,829)	(94,225)
Premises and equipment, net	$163,589	$168,920

Depreciation expense was $9.40 million, $9.26 million and $9.83 million for 2013, 2012 and 2011, respectively.

United leases certain branch properties and equipment under operating leases.  Rent expense was $2.34 million, $2.30 million and $2.25 million for 2013, 2012 and 2011, respectively.  United does not have any capital leases.  Rent commitments under operating leases, before considering renewal options that generally are present, were as follows (in thousands):

2014	$1,852
2015	1,393
2016	563
2017	537
2018	399
Thereafter	1,566
Total	$6,310

(10)	Intangible Assets

United has finite-lived intangible assets capitalized on its balance sheet in the form of core deposit intangibles.  These intangible assets are amortized over their estimated useful lives of no more than 10 years.  A summary of core deposit intangible assets as of December 31, 2013 and 2012 is presented below, (in thousands):

	2013	2012
Gross carrying amount	$32,652	$32,652
Less accumulated amortization	29,172	27,142
Net carrying amount	$3,480	$5,510

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(10)	Intangible Assets, continued

Amortization expense on finite-lived intangible assets was $2.03 million in 2013, $2.92 million for 2012 and $3.02 million for 2011.  Amortization expense for each of the years 2014 through 2018 is estimated below (in thousands):

2014	$1,349
2015	956
2016	879
2017	263
2018	31

(11)	Deposits

        At December 31, 2013, the contractual maturities of time deposits are summarized as follows (in thousands):

Maturing In:
2014	$1,098,425
2015	232,625
2016	118,261
2017	15,353
2018	21,191
thereafter	268,960
$1,754,815

At December 31, 2013, United held $273 million in certificates of deposit obtained through the efforts of third party brokers.  At December 31, 2012, United had $155 million of brokered certificates of deposit.  The daily average balance of these brokered deposits totaled $219 million and $156 million in 2013 and 2012, respectively.  The brokered certificates of deposit at December 31, 2013 had maturities ranging from 15 to 20 years and are callable by United.  Most of the brokered certificates of deposit have been swapped in fair value hedging relationships to 90 day LIBOR minus a basis point spread that currently exceeds LIBOR, thereby resulting in a negative yield.  United also has certain market-linked brokered deposits that are considered hybrid instruments that contain embedded derivatives that have been bifurcated from the host contract leaving host instruments paying a rate of 90 day LIBOR minus a basis point spread that also result in a negative yield.

(12)	Federal Home Loan Bank Advances

At December 31, 2013, United had advances totaling $120 million from the FHLB all of which were fixed rate advances.  At December 31, 2012, United had advances totaling $40.1 million from the FHLB all of which were fixed rate advances.  With the exception of $125,000 that matures in 2016, the advances outstanding at December 31, 2013 had maturities of no more than 30 days with interest rates up to 0.20%.  At December 31, 2013, the weighted average interest rate on FHLB advances was .19%, compared to .18% as of December 31, 2012.  The FHLB advances are collateralized by commercial (secured by real estate) and residential mortgage loans, investment securities and FHLB stock.

At December 31, 2013, the maturities and current rates of outstanding advances were as follows (in thousands):

	Amount
Maturing In:	Maturing	Current Rate Range
2014	$120,000	0.17% - 0.20%
2016	125
	$120,125

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(13)	Short-term Borrowings

United uses a number of sources of short-term borrowings to meet its liquidity needs including federal funds purchased, repurchase agreements and Federal Reserve discount window borrowings.  As of December 31, 2013 and 2012, the balance of short-term borrowings consisted of repurchase agreements totaling $53.2 million and $52.6 million, respectively.

(14)	Long-term Debt

Long-term debt at December 31, 2013 and 2012 consisted of the following (in thousands):

	2013	2012	Issue Date	Stated Maturity Date	Earliest Call Date	Interest Rate
2013 senior debentures	$40,000	$—	2013	2018	2015	6.000%
2012 senior debentures	35,000	35,000	2012	2017	2017	9.000
Total senior debentures	75,000	35,000
2003 subordinated debentures	—	35,000	2003	2015	2010	7.500
Total subordinated debentures	—	35,000
United Community Capital Trust	21,650	21,650	1998	2028	2008	8.125
United Community Statutory Trust I	5,155	5,155	2000	2030	2010	10.600
United Community Capital Trust II	10,309	10,309	2000	2030	2010	11.295
Southern Bancorp Capital Trust I	4,382	4,382	2004	2034	2009	Prime + 1.00
United Community Statutory Trust II	12,131	12,077	2008	2038	2013	9.000
United Community Statutory Trust III	1,238	1,232	2008	2038	2013	Prime + 3.00
Total trust preferred securities	54,865	54,805
Total long-term debt	$129,865	$124,805

Interest is paid semiannually for all senior debentures, subordinated debentures and trust preferred securities.

Senior Debentures
The 2013 senior debentures are redeemable on or after August 13, 2015, at a redemption price equal to 100% of the principal amount plus any accrued and unpaid interest, and will mature on August 13, 2018 if not redeemed prior to that date.  The 2012 senior debentures are not redeemable prior to maturity and will mature on October 15, 2017.

Subordinated Debentures
The 2003 subordinated debentures were redeemed on September 30, 2013 at a redemption price equal to $35.0 million (100% of the principal amount) plus all accrued and unpaid interest as of that date.

Trust Preferred Securities
Trust preferred securities qualify as Tier 1 capital under risk based capital guidelines subject to certain limitations.  The trust preferred securities are mandatorily redeemable upon maturity, or upon earlier redemption at a premium as provided in the indentures.

The trust preferred securities issued under United Community Statutory Trust II and United Community Statutory Trust III had attached warrants that allow the holder to redeem the trust preferred securities in exchange for common stock at the exercise price of $100 per share.  The warrants expired unexercised on October 31, 2013.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(15)	Reclassifications Out of Accumulated Other Comprehensive Income

The following presents the details regarding amounts reclassified out of accumulated other comprehensive income for the years ended December 31, 2013, 2012 and 2011 (in thousands).

Details about Accumulated Other	Amounts Reclassified from Accumulated Other Comprehensive Income For the Years Ended December 31,			Affected Line Item in the Statement
Comprehensive Income Components	2013	2012	2011	Where Net Income is Presented

Unrealized (losses) gains on available-for-sale securities:
	$186	$7,078	$842	Securities gains, net
	(72)	(2,753)	(328)	Tax (expense) or benefit
	$114	$4,325	$514	Net of tax

Amortization of gains included in net income on available-for-sale securities transferred to held to maturity:
	$731	$1,988	$2,177	Investment securities interest revenue
	(282)	(773)	(846)	Tax (expense) or benefit
	$449	$1,215	$1,331	Net of tax

Gains included in net income on derivative financial instruments accounted for as cash flow hedges:
Effective portion of interest rate contracts	$852	$3,475	$10,152	Loan interest revenue
Ineffective portion of interest rate contracts	52	237	4,964	Loan interest revenue
	904	3,712	15,116	Total before tax
	(352)	(1,444)	(5,880)	Tax (expense) or benefit
	$552	$2,268	$9,236	Net of tax

Amortization of prior service cost and actuarial losses included in net periodic pension cost for defined benefit pension plan
Prior service cost	$(365)	$(365)	$—	Salaries and employee benefits expense
Actuarial losses	(167)	(250)	—	Salaries and employee benefits expense
Reclassification of unamortized prior service cost and actuarial gains and losses	—	—	4,750	Salaries and employee benefits expense
	(532)	(615)	4,750	Total before tax
	207	240	(1,848)	Tax (expense) or benefit
	$(325)	$(375)	$2,902	Net of tax
Total reclassifications for the period	$790	$7,433	$13,983	Net of tax

Amounts shown above in parentheses reduce earnings

(16)	Earnings Per Share

United is required to report on the face of the statement of operations, earnings (loss) per common share with and without the dilutive effects of potential common stock issuances from instruments such as options, convertible securities and warrants. Basic earnings per common share is based on the weighted average number of shares of common stock outstanding during the period while the effects of potential shares of common stock outstanding during the period are included in diluted earnings per common share.

During the years ended December 31, 2013, 2012 and 2011, United accrued dividends on preferred stock, including accretion of discounts, as shown in the following table (in thousands):

	2013	2012	2011

Series A - 6% fixed (1)	$12	$12	$13
Series B - 5% fixed until December 6, 2013, 9% thereafter (1)(2)	10,401	10,465	10,401
Series D - LIBOR plus 9.6875%, resets quarterly (1)	1,665	1,671	1,425
Total preferred stock dividends	$12,078	$12,148	$11,839

(1)	All preferred stock dividends are payable quarterly.
(2)	Series B preferred stock was issued at a discount. Dividend amounts shown include discount accretion for each period.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(16)	Earnings Per Share, continued

The preferred stock dividends were subtracted from net income (loss) in order to arrive at net income (loss) available to common shareholders.  There is no dilution from dilutive securities for the year ended December 31, 2011, due to the anti-dilutive effect of the net loss for that period.  There were no dilutive securities outstanding at December 31, 2012.

The following table sets forth the computation of basic and diluted loss per common share for the years ended December 31, 2013, 2012 and 2011 (in thousands, except per share data):

	2013	2012	2011

Net income (loss) available to common stockholders	$261,062	$21,708	$(238,584)

Income (loss) per common share:
Basic	4.44	.38	$(5.97)
Diluted	4.44	.38	(5.97)

Weighted average common shares:
Basic	58,787	57,857	39,943

Effect of dilutive securities:
Stock options	1	—	—
Warrants	57	—	—

Diluted	58,845	57,857	39,943

At December 31, 2013, United had the following potentially dilutive stock options and warrants outstanding:  a warrant to purchase 219,909 shares of common stock at $61.40 per share; 371,449 shares of common stock issuable upon exercise of stock options granted to employees with a weighted average exercise price of $98.54; 1,073,259 shares of common stock issuable upon completion of vesting of restricted stock awards; and warrants to purchase shares of common stock equivalent junior preferred stock at a price equivalent to $21.25 per share that would be convertible into 1,411,765 shares of common stock, which were granted to Fletcher International Ltd. (“Fletcher”) in connection with a 2010 asset purchase and sale agreement.

At December 31, 2012, United had the following potentially dilutive stock options and warrants outstanding:  a warrant to purchase 219,909 shares of common stock at $61.40 per share; warrants that are attached to trust preferred securities to purchase 129,670 shares of common stock at $100 per share;  482,528 shares of common stock issuable upon exercise of stock options granted to employees with a weighted average exercise price of $97.73; 485,584 shares of common stock issuable upon completion of vesting of restricted stock awards; warrants to purchase shares of common stock equivalent junior preferred stock at a price equivalent to $21.25 per share that would be convertible into 1,411,765 shares of common stock, which were  granted to Fletcher in connection with a 2010 asset purchase and sale agreement; and warrants to purchase 1,551,126 shares of common stock at $12.50 per share.

At December 31, 2011, United had of the following potentially dilutive stock options and warrants outstanding:  a warrant to purchase 219,909 shares of common stock at $61.40 per share; warrants that are attached to trust preferred securities to purchase 129,670 shares of common stock at $100 per share;  583,647 shares of common stock issuable upon exercise of stock options granted to employees with a weighted average exercise price of $94.48; 414,644 shares of common stock issuable upon completion of vesting of restricted stock awards; warrants to purchase shares of common stock equivalent junior preferred stock at a price equivalent to $21.25 per share that would be convertible into 1,411,765 shares of common stock, which were granted to Fletcher in connection with a 2010 asset purchase and sale agreement; 2,476,191 shares of common stock issuable upon conversion of shares of common stock equivalent junior preferred stock or Series C convertible preferred stock that may have been purchased by Fletcher at a conversion price of $26.25 per share (such conversion price may be higher in certain circumstances); warrants to purchase 1,162,791 shares of common stock at a price equivalent to $30.10 per share, which would be granted to Fletcher upon exercise of its option to purchase shares of Series C convertible preferred stock; and warrants to purchase 1,551,126 shares of common stock at $12.50 per share.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(16)	Earnings Per Share, continued

United has received purported partial warrant exercise notices from Fletcher with respect to its warrants to purchase shares of common stock equivalent junior preferred stock that would be convertible into 1,411,765 shares of common stock that include incorrect calculations of the number of settlement shares Fletcher would receive upon exercise.  On June 17, 2011, United completed a reclassification of its common stock in the form of 1-for-5 reverse stock split, or recombination. United believes that any current exercise of Fletcher’s warrants would not result in the issuance of any settlement shares because the warrants may only be exercised for net shares via a cashless exercise formula, and the reverse stock split-adjusted market price component of that formula does not exceed the exercise price to yield any net shares.  Fletcher has also claimed that it is entitled to penalties under its contracts with United for a “registration failure” it claims occurred in 2012.  United also believes that no registration failure penalty is due.  As a result, United has responded to Fletcher with United’s calculations related to its warrants and denied any liability for any such penalty.  United may consider repurchasing the warrants based on their fair value in connection with the resolution of any purported claims that Fletcher maintains.  United has also established litigation reserves associated with claims that may be made against United by Fletcher.

(17)	Income Taxes

Income tax expense (benefit) for the years ended December 31, 2013, 2012 and 2011 is as follows (in thousands):

	2013	2012	2011

Current	$3,467	$1,050	$(3,983)
Deferred	23,785	9,446	(94,808)
Increase (decrease) in valuation allowance	(265,440)	(9,446)	94,808
Total income tax expense (benefit)	$(238,188)	$1,050	$(3,983)

The differences between the provision for income taxes and the amount computed by applying the statutory federal income tax rate of 35% to income (loss) before income taxes are as follows (in thousands):

	2013	2012	2011

Pretax loss at statutory rates	$12,234	$12,217	$(80,755)
Add (deduct):
State taxes, net of federal benefit	895	577	(9,210)
Bank owned life insurance earnings	(704)	(444)	(556)
Adjustment to reserve for uncertain tax positions	(426)	(577)	(4,593)
Tax-exempt interest revenue	(714)	(816)	(836)
Nondeductible interest expense	10	18	34
Equity compensation	676	255	489
Tax credits	(438)	(460)	(350)
Change in state statutory tax rate	1,003	—	—
Disproportionate tax effects	12,174	—	—
(Decrease) increase in valuation allowance	(265,440)	(9,446)	94,808
Other	2,542	(274)	(3,014)
Total income tax expense (benefit)	$(238,188)	$1,050	$(3,983)

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(17)	Income Taxes, continued

The following summarizes the sources and expected tax consequences of future taxable deductions (revenue) which comprise the net deferred tax asset at December 31, 2013 and 2012, which is included in other assets (in thousands):

	2013	2012
Deferred tax assets:
Allowances for loan losses	$29,672	$41,521
Net operating loss carryforwards	219,863	221,335
Deferred compensation	6,299	5,526
Reserve for losses on foreclosed properties	678	3,702
Nonqualified share based compensation	3,710	4,424
Accrued expenses	2,663	1,960
Investment in low income housing tax credit partnerships	1,335	1,443
Unamortized pension actuarial losses and prior service cost	1,252	1,677
Acquired intangible assets	326	890
Unrealized losses on securities available-for-sale	2,056	—
Unrealized losses on cash flow hedges	—	3,048
Other	3,985	3,919
Total deferred tax assets	271,839	289,445
Deferred tax liabilities:
Unrealized gains on securities available-for-sale	—	6,629
Unrealized gains on cash flow hedges	523	—
Premises and equipment	2,812	3,414
Loan origination costs	4,234	3,876
Gain from acquisition of Southern Community Bank	816	4,021
Prepaid expenses	836	1,082
Total deferred tax liabilities	9,221	19,022
Less valuation allowance	4,100	270,423
Net deferred tax asset	$258,518	$—

The valuation allowance on deferred tax assets was $4.10 million and $270 million, respectively, at December 31, 2013 and 2012.  Management assesses the valuation allowance recorded against deferred tax assets at each reporting period.  The determination of whether a valuation allowance for deferred tax assets is appropriate is subject to considerable judgment and requires an evaluation of all the positive and negative evidence.  Accounting Standards Codification Topic 740, Income Taxes, requires that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard.

In the second quarter of 2013, United reversed $272 million of its valuation on its net deferred tax asset.  United established a full valuation allowance on its deferred tax asset in 2010 due to the realization of significant losses and uncertainty about United’s future earnings forecasts.

United evaluated the need for a valuation allowance again at December 31, 2013.  Based on the assessment of all the positive and negative evidence, management concluded that it is more likely than not that nearly all of the net deferred tax asset will be realized based upon future taxable income.  The remaining valuation allowance of $4.10 million is related to specific state income tax credits that have short carryforward periods and are expected to expire unused.  The positive evidence considered by management in arriving at the conclusion that a full valuation allowance is not necessary included six consecutive profitable quarters beginning with the fourth quarter of 2011, United’s strong pre-crisis earnings history and growth in pre-tax, pre-credit earnings, which demonstrate demand for United’s products and services, and United’s significant improvement in credit measures, which improve both the sustainability of profitability and management’s ability to forecast future credit losses.  The negative evidence considered by management included the fact that United remains in a three-year cumulative loss position.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(17)	Income Taxes, continued

United expects to realize $259 million in net deferred tax assets well in advance of the statutory carryforward period.  At December 31, 2013, $43 million of existing deferred tax assets were not related to net operating losses or credits, and therefore, have no expiration date.  At December 31, 2013, United had state net operating loss carryforwards of approximately $32 million that begin to expire in 2023, and approximately $666 million that begin to expire in 2028, if not previously utilized.  United has $528 million in federal net operating loss carryforwards that begin to expire in 2029, if not previously utilized.  United has $2.6 million of federal general business tax credits that begin to expire in 2028, if not previously utilized as well as $3.1 million in federal alternative minimum tax credits which have no expiration date.

The valuation allowance could fluctuate in future periods based on the assessment of the positive and negative evidence.  Management’s conclusion at December 31, 2013 that it was more likely than not that the net deferred tax assets of $259 million will be realized is based on management’s estimate of future taxable income.  Management’s estimate of future taxable income is based on internal forecasts which consider historical performance, various internal estimates and assumptions, as well as certain external data all of which management believes to be reasonable although inherently subject to significant judgment. If actual results differ significantly from the current estimates of future taxable income, even if caused by adverse macro-economic conditions, the valuation allowance may need to be increased for some or all the deferred tax asset.  Such an increase to the deferred tax asset valuation allowance could have a material adverse effect on United’s financial condition and results of operations.

A reconciliation of the beginning and ending unrecognized tax benefit related to uncertain tax positions is as follows (in thousands):

	2013	2012	2011

Balance at beginning of year	$5,069	$5,985	$11,133
Additions based on tax positions related to prior years	—	130	—
Decreases based on tax positions related to prior years	—	—	(3,369)
Additions based on tax positions related to the current year	352	500	585
Decreases resulting from a lapse in the applicable statute of limitations	(918)	(957)	(1,362)
Decreases based on settlements with taxing authorities	—	(589)	(1,002)
Balance at end of year	$4,503	$5,069	$5,985

Approximately $3.6 million of this amount would increase income from continuing operations, and thus affect United’s effective tax rate, if ultimately recognized into income.

It is United’s policy to recognize interest and penalties accrued relative to unrecognized tax benefits in their respective federal or state income taxes accounts.  In 2013, 2012 and 2011, United reversed $59,000, $120,000 and $1.27 million, respectively, in previously recorded penalties and interest as a result of statute expiration on affected returns, settlement with a state taxing authority and a change in estimate relating to prior year tax positions.  The amount accrued for interest and penalties at December 31, 2012 was $85,000.  No amounts were accrued for interest and penalties at December 31, 2013.

United and its subsidiaries file a consolidated U.S. federal income tax return, as well as file various returns in the states where its banking offices are located.  United’s federal and state income tax returns are no longer subject to examination by taxing authorities for years before 2010.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(18)	Pension and Employee Benefit Plans

United offers a defined contribution 401(k) and Profit Sharing Plan (the “401(k) Plan”) that covers substantially all employees meeting certain minimum service requirements.  The Plan allows employees to make pre-tax contributions to the 401(k) Plan and United matches these employee contributions up to 5% of eligible compensation, subject to Plan and regulatory limits.  United may also elect to make discretionary profit sharing contributions of up to 3.5% of eligible compensation based on earnings performance.  Employees begin to receive matching contributions after completing one year of service and benefits vest after three years of service.  United’s Plan is administered in accordance with applicable laws and regulations.  Through March 31, 2012, United matched employee 401(k) Plan contributions dollar-for-dollar up to 5% of eligible compensation.  Effective April 1, 2012, the matching contribution was reduced in half to 50% of employee contributions up to 5% of eligible compensation.  Compensation expense from continuing operations related to the 401(k) Plan totaled $1.24 million, $1.66 million and $2.86 million in 2013, 2012 and 2011, respectively.  The 401(k) Plan allows employees to choose to invest among a number of investment options, including United’s common stock.  During 2013, 2012 and 2011, the 401(k) Plan purchased 48,996, 86,350 and 372,363 common shares, respectively, directly from United at the average of the high and low stock price on the date of purchase.

United sponsors a non-qualified deferred compensation plan for its executive officers, certain other key employees and members of United’s Board of Directors and its community banks’ advisory boards of directors.  The deferred compensation plan provides for the pre-tax deferral of compensation, fees and other specified benefits.  The deferred compensation plan also permits each employee participant to elect to defer a portion of his or her base salary or bonus and permits each director participant to elect to defer all or a portion of his or her director’s fees. Further, the deferred compensation plan allows for additional contributions by an employee, with matching contributions by United, for amounts that exceed the allowable amounts under the 401(k) Plan.  During 2013, 2012 and 2010, United recognized $24,000, $24,000 and $24,000, respectively, in matching contributions for this provision of the deferred compensation plan.  The Board of Directors may also elect to make a discretionary contribution to any or all participants.  The Board of Directors elected to make a discretionary contribution of 25,000 shares of United’s common stock in 2013 to the deferred compensation plan. No discretionary contributions were made in 2012 or 2011.

United also has an unfunded noncontributory defined benefit pension plan (“Modified Retirement Plan”) that covers certain executive officers and other key employees.  The Modified Retirement Plan provides a fixed annual retirement benefit to plan participants.  Expenses incurred for these post-retirement benefits were approximately $1.60 million, $1.87 million, and a net credit of $160,000, for 2013, 2012 and 2011, respectively.  The $160,000 credit in 2011 was due to a one-time $2.24 million credit adjustment for reclassification of unamortized actuarial gains and losses and prior service costs to other comprehensive income.

Weighted-average assumptions used to determine pension benefit obligations at year end and net periodic pension cost are shown in the table below:

	2013	2012

Discount rate for disclosures	4.50%	4.00%
Discount rate for net periodic benefit cost	4.00%	4.50%
Rate of compensation increase	NA	NA
Measurement date	12/31/2013	12/31/2012

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(18)	Pension and Employee Benefit Plans, continued

Information about changes in obligations and plan assets of the Modified Retirement Plan follows (in thousands):

	2013	2012
Accumulated benefit obligation:
Accumulated benefit obligation - beginning of year	$13,155	$12,064
Service cost	465	597
Interest cost	533	537
Actuarial (gains) losses	(561)	177
Benefits paid	(272)	(220)
Accumulated benefit obligation - end of year	13,320	13,155
Change in plan assets, at fair value:
Employer contribution	272	220
Benefits paid	(272)	(220)
Plan assets - end of year	—	—
Funded status - end of year (plan assets less benefit obligations)	$(13,320)	$(13,155)

Amounts recognized in accumulated other comprehensive income at December 31 consist of (in thousands):

	2013	2012
Net actuarial losses	$1,424	$2,152
Prior service cost	1,794	2,159
	$3,218	$4,311

The accumulated benefit obligation was $13.3 million and $13.2 million, respectively, at December 31, 2011 and 2012.

Components of net periodic benefit cost and other amounts recognized in other comprehensive income (in thousands):

	2013	2012	2011
Service cost	$465	$597	$477
Interest cost	533	537	489
Amortization of prior service cost	365	365	279
Amortization of net losses	167	250	27
Net periodic benefit cost	1,530	1,749	1,272

Net actuarial (gain) loss	$(561)	$177	$1,026
Amortization of net losses	(167)	(250)	(27)
Prior service cost	—	—	1,540
Amortization of prior service cost	(365)	(365)	(279)
Total recognized in other comprehensive income	(1,093)	(438)	2,260
Total net periodic benefit cost and accumulated other comprehensive income	$437	$1,311	$3,532

The estimated net loss and prior service costs for the Modified Retirement Plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $0 and $365,000, respectively, as of December 31, 2013.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(18)	Pension and Employee Benefit Plans, continued

The following benefit payments, which reflect expected future service, are expected (in thousands):

2014	$323
2015	697
2016	764
2017	787
2018	980
Following five years	4,694

(19)	Derivatives and Hedging Activities

Risk Management Objective of Using Derivatives

United is exposed to certain risks arising from both its business operations and economic conditions.  United principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. United manages interest rate risk primarily by managing the amount, sources, and duration of its investment securities portfolio and wholesale funding and through the use of derivative financial instruments.  Specifically, United enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates.  United’s derivative financial instruments are used to manage differences in the amount, timing, and duration of United’s known or expected cash receipts and its known or expected cash payments principally related to United’s loans, investment securities, wholesale borrowings and deposits.

In conjunction with the FASB’s fair value measurement guidance, United made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting arrangements on a gross basis.

The table below presents the fair value of United’s derivative financial instruments as well as their classification on the consolidated balance sheet as of December 31, 2013 and 2012 (in thousands):

Derivatives Designated as Hedging Instruments under ASC 815

		Fair Value
Interest Rate		December 31,	December 31,
Products	Balance Sheet Location	2013	2012
Cash flow hedge of money market deposits	Other assets	$4,782	$—
Fair value hedge of brokered CD’s	Other assets	—	23
Fair value hedge of corporate bonds	Other assets	3,939	—
		$8,721	$23

Cash flow hedge of short-term debt	Other liabilities	$3,368	$4,574
Cash flow hedge of money market deposits	Other liabilities	—	4,165
Fair value hedge of brokered CD’s	Other liabilities	19,970	3,161
Fair value hedge of corporate bonds	Other liabilities	2,308	—
		$25,646	$11,900

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(19)	Derivatives and Hedging Activities, continued

Risk Management Objective of Using Derivatives, continued

Derivatives not Designated as Hedging Instruments under ASC 815

		Fair Value
Interest Rate		December 31,	December 31,
Products	Balance Sheet Location	2013	2012
Customer swap positions	Other assets	$898	$635
Dealer offsets to customer swap positions	Other assets	1,347	—
Bifurcated embedded derivatives	Other assets	12,867	—
		$15,112	$635

Customer swap positions	Other liabilities	$1,347	$—
Dealer offsets to customer swap positions	Other liabilities	915	643
Dealer offsets to bifurcated embedded derivatives	Other liabilities	18,324	—
		$20,586	$643

Derivative contracts that are not accounted for as hedging instruments under ASC 815, Derivatives and Hedging and are described as “customer derivatives” are between United and certain commercial loan customers with offsetting positions to dealers under a back-to-back swap program.  United also has three interest rate swap contracts that are not designated as hedging instruments but are economic hedges of market linked brokered certificates of deposit.  The market linked brokered certificates of deposit contain embedded derivatives that are bifurcated from the host instruments and marked to market through earnings.  The marks on the steepener swaps and the bifurcated embedded derivatives tend to move in opposite directions with changes in 90 day LIBOR and therefore provide an effective economic hedge.

Cash Flow Hedges of Interest Rate Risk

United’s objectives in using interest rate derivatives are to add stability to net interest revenue and to manage its exposure to interest rate movements. To accomplish this objective, United primarily uses interest rate swaps as part of its interest rate risk management strategy.  At December 31, 2013, United’s interest rate swaps designated as cash flow hedges involve the payment of fixed-rate amounts to a counterparty in exchange for United receiving variable-rate payments over the life of the agreements without exchange of the underlying notional amount.  United’s current cash flow hedges are for the purpose of converting variable rate deposits and wholesale borrowings to a fixed rate to protect the company in a rising rate environment.  The swaps are forward starting and do not become effective until 2014 and 2015.  United had three swap contracts outstanding with a total notional amount of $200 million that were designated as cash flow hedges of future issuances of three-month brokered deposits or other LIBOR based floating rate wholesale borrowings, and three swap contracts outstanding with a total notional amount of $375 million that were designated as cash flow hedges of indexed money market accounts at December 31, 2013.  At December 31, 2012, United had three swap contracts outstanding with a notional amount of $200 million that were designated as cash flow hedges of future issuances of three-month brokered deposits or other LIBOR based floating rate wholesale borrowings and two swap contracts outstanding with a total notional amount of $200 million that were designated as cash flow hedges of indexed money market accounts.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense when the swaps become effective in 2014, as interest payments are made on United’s LIBOR based, variable-rate wholesale borrowings and indexed deposit accounts.  United’s forward starting active cash flow hedges of floating rate liabilities will begin to become effective over the next twelve months.  United recognized $70,000 in hedge ineffectiveness losses in deposit interest expense on active cash flow hedges in 2013.  No such hedge ineffectiveness gains or losses were recognized on active cash flow hedges in 2012 or 2011.  United expects that $3.59 million will be reclassified as an increase to deposit interest expense over the next twelve months related to these cash flow hedges.

During the years ended December 31, 2013, 2012 and 2011, United accelerated the reclassification of $52,000, $237,000 and $4.96 million, respectively, in gains from terminated positions as a result of the forecasted transactions becoming probable not to occur.  These amounts are recognized in loan interest revenue as hedge ineffectiveness.  At December 31, 2013, there were no remaining unamortized balances from terminated positions.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(19)	Derivatives and Hedging Activities, continued

Fair Value Hedges of Interest Rate Risk

United is exposed to changes in the fair value of certain of its fixed rate obligations due to changes in interest rates. United uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in interest rates. Interest rate swaps designated as fair value hedges of brokered deposits involve the receipt of fixed-rate amounts from a counterparty in exchange for United making variable rate payments over the life of the agreements without the exchange of the underlying notional amount. Interest rate swaps designated as fair value hedges of fixed rate investments involve the receipt of variable-rate payments from a counterparty in exchange for United making fixed rate payments over the life of the instrument without the exchange of the underlying notional amount.  At December 31, 2013, United had 24 interest rate swaps with an aggregate notional amount of $285 million that were designated as fair value hedges of interest rate risk.  Eight of the interest rate swaps outstanding at December 31, 2013 with an aggregate notional amount of $86 million were receive-variable / pay-fixed swaps that were used for the purpose of hedging changes in the fair value of corporate bonds resulting from changes in interest rates.  The other 16 were pay-variable / receive-fixed swaps hedging the changes in the fair value of fixed rate brokered time deposits resulting from changes in interest rates.  At December 31, 2012, United had 13 interest rate swaps with an aggregate notional amount of $166 million that were designated as fair value hedges of interest rate risk.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings.  United includes the gain or loss on the hedged items in the same income statement line item as the offsetting loss or gain on the related derivatives.  During the years ended December 31, 2013, 2012 and 2011, United recognized net gains of $1.07 million, $870,000 and $37,000 respectively, related to ineffectiveness of the fair value hedging relationships.  Offsetting the 2012 gain was the write off of $449,000 in prepaid broker fees on brokered deposits.  The prepaid broker fees were related to the brokered deposits (hedged item) that were called and resulted in a portion of the ineffectiveness gain.  United also recognized a net reduction of interest expense of $4.67 million, $2.42 million and $110,000 for the years ended December 31, 2013, 2012 and 2011, respectively, related to United’s fair value hedges of brokered time deposits, which includes net settlements on the derivatives.  United recognized a $1.33 million reduction of interest revenue on securities during 2013 related to United’s fair value hedges of corporate bonds.

Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement

The tables below present the effect of United’s derivative financial instruments on the consolidated statement of operations for the years ended December 31, 2013, 2012 and 2011.

Derivatives in Fair Value Hedging Relationships (in thousands):

	Location of Gain (Loss)	Amount of Gain (Loss) Recognized in			Amount of Gain (Loss) Recognized in
	Recognized in Income	Income on Derivative			Income on Hedged Item
	on Derivative	2013	2012	2011	2013	2012	2011
Fair value hedges of brokered CD’s	Interest expense	$(16,433)	$540	$328	$16,981	$330	$(291)
Fair value hedges of corporate bonds	Interest revenue	6,285	—	—	(5,765)	—	—
		$(10,148)	$540	$328	$11,216	$330	$(291)

Derivatives in Cash Flow Hedging Relationships (in thousands):

	Amount of Gain (Loss) Recognized in
	Other Comprehensive Income on			Gain (Loss) Reclassified from Accumulated Other				Gain (Loss) Recognized in Income on Derivative
	Derivative (Effective Portion)			Comprehensive Income into Income (Effective Portion)				(Ineffective Portion)
	2013	2012	2011	Location	2013	2012	2011	Location	2013	2012	2011
Interest rate swaps	$10,084	$(8,739)	$—	Interest revenue	$904	$3,712	$15,120	Interest expense	$70	$—	$—

In certain cases, the estate of deceased brokered certificate of deposit holders may put the certificate of deposit back to the issuing bank at par upon the death of the holder.  When these death puts occur, a gain or loss is recognized for the difference between the fair value and the par amount of the deposits put back.  The change in the fair value of brokered time deposits that are being hedged in fair value hedging relationships reported in the table above include gains and losses from death puts and such gains and losses are included in the amount of reported ineffectiveness gains or losses.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(19)	Derivatives and Hedging Activities, continued

Credit-risk-related Contingent Features

United manages its credit exposure on derivatives transactions by entering into a bilateral credit support agreement with each counterparty.  The credit support agreements require collateralization of exposures beyond specified minimum threshold amounts.  The details of these agreements, including the minimum thresholds, vary by counterparty.  As of December 31, 2013, collateral totaling $38.1 million was pledged toward derivatives in a liability position.

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

(20)	Regulatory Matters

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

As of December 31, 2013, the Bank was categorized as well-capitalized under the regulatory framework for prompt corrective action.  To be categorized as well-capitalized, the Bank must exceed the well-capitalized guideline ratios, as set forth in the table and meet certain other requirements.  Management believes that the Bank exceeded all well-capitalized requirements, and there have been no conditions or events since year-end that would change the status of well-capitalized.  The regulatory designation of “well-capitalized” under prompt corrective action regulations is not applicable to United (a bank holding company).  However, Regulation Y defines “well-capitalized” for a bank holding company for the purpose of determining eligibility for a streamlined review process for acquisition proposals.  For such purposes, “well-capitalized” requires United to maintain a minimum Tier 1 risk-based capital ratio of 6% and a minimum Total risk-based capital ratio of 10%.

During 2013, the Bank was subject to an informal memorandum of understanding with the Georgia Department of Banking and Finance and the FDIC (the “Bank MOU”).  The Bank MOU required, among other things, that the Bank maintain its Tier I leverage ratio at not less than 8% and its total risk-based capital ratio at not less than 10% during the life of the Bank MOU.  The Bank MOU was terminated in December 2013.

In November 2011, United entered into an informal memorandum of understanding with the Federal Reserve Bank of Atlanta and the Georgia Department of Banking and Finance (the “Holding Company MOU”).  The Holding Company MOU provided, among other things, that United could not incur additional indebtedness, pay cash dividends, make payments on its trust preferred securities or subordinated indebtedness or repurchase outstanding stock without prior approval of the Federal Reserve Bank of Atlanta and Georgia Department of Banking and Finance.  The Holding Company MOU was terminated in January 2014.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(20)	Regulatory Matters, continued

Capital Requirements, continued

Minimum amounts required for capital adequacy purposes and to be well-capitalized under prompt corrective action provisions are presented below for United and the Bank (dollars in thousands):

	Regulatory		United Community Banks, Inc.
	Guidelines		(consolidated)		United Community Bank
		Well
	Minimum	Capitalized	2013	2012	2013	2012
Risk-based ratios:
Tier 1 capital	4.0%	6.0%	12.74%	14.16%	13.55%	14.48%
Total capital	8.0	10.0	13.99	15.73	14.80	15.74
Leverage ratio	3.0		9.08	9.64	9.61	9.86
Tier 1 capital			$649,162	$652,692	$686,687	$666,585
Total capital			713,063	724,915	750,216	724,738

Cash, Dividend, Loan and Other Restrictions

At December 31, 2013 and 2012, the Bank did not have a required reserve balance at the Federal Reserve Bank of Atlanta.  Federal and state banking regulations place certain restrictions on dividends paid by the Bank to United.  Dividends paid to United require approval of the Georgia Department of Banking and Finance while the Bank has an accumulated deficit (negative retained earnings).  At December 31, 2013, the Bank had approval from the Georgia Department of Banking and Finance to pay $69 million in dividends to United, which were paid in January 2014.

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(21)	Commitments and Contingencies

The following table summarizes, as of December 31, 2013 and 2012, the contract amount of off-balance sheet instruments (in thousands):

	2013	2012
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$747,170	$534,928
Letters of credit	19,846	13,683
Minimum Lease Payments	6,310	6,716

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

United maintains an allowance for unfunded loan commitments which is included in the balance of other liabilities in the consolidated balance sheet.  The allowance for unfunded loan commitments is determined as part of the quarterly analysis of the allowance for loan losses and is based on probable incurred losses in United’s unfunded loan commitments that are expected to result in funded loans.

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

In 2010, United granted warrants to Fletcher to purchase common stock equivalent junior preferred stock that would be convertible into 1,411,765 common shares, exercisable at a price equivalent to $21.25 per share. United has received purported partial warrant exercise notices from Fletcher with respect to its warrants that include incorrect calculations of the number of settlement shares Fletcher would receive upon exercise.  On June 17, 2011, United completed a reclassification of its common stock in the form of 1-for-5 reverse stock split, or recombination.  United believes that any current exercise of Fletcher’s warrants would not result in the issuance of any settlement shares because the warrants may only be exercised for net shares via a cashless exercise formula, and the reverse stock split-adjusted market price component of that formula does not exceed the exercise price to yield any net shares.  Fletcher has also claimed that it is entitled to penalties under its contracts with United for a “registration failure” it claims occurred in 2012.  United also believes that no registration failure penalty is due.  As a result, United has responded to Fletcher with United’s calculations related to its warrants and denied any liability for any such penalty.  United may consider repurchasing the warrants based on their fair value in connection with the resolution of any purported claims that Fletcher maintains.  United has also established litigation reserves associated with claims that may be made against United by Fletcher.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(22)	Preferred Stock

United may issue preferred stock in one or more series, up to a maximum of 10,000,000 shares. Each series shall include the number of shares issued, preferences, special rights and limitations as determined by the Board of Directors.

Series A

On December 31, 2013, United redeemed 21,700 shares of its Series A Non-Cumulative Preferred Stock (the “Series A Preferred Stock”).  The redemption price for shares of the Series A Preferred Stock was the stated value of $10 per share, plus any accrued and unpaid dividends that had been earned thereon through the redemption date.  Following the redemption, there are no shares of United’s Series A Preferred Stock outstanding.

Series B

On December 5, 2008, United sold 180,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”)  and a warrant to purchase 219,909 shares of United’s common stock (as adjusted for subsequent stock dividends and a 50% reduction following United’s 2009 stock offering) to Treasury under Treasury’s Troubled Asset Relief Program Capital Purchase Program.  The proceeds from the sale of $180 million were allocated between the Series B Preferred Stock and the warrant based on their relative fair values at the time of the sale.  Of the $180 million in proceeds, $173 million was allocated to the Series B Preferred Stock and $6.9 million was allocated to the warrant.  The accretion of the discount recorded on the Series B Preferred Stock that resulted from allocating a portion of the proceeds to the Warrant is accreted directly to retained earnings over a five-year period applying a level yield, and is reported on the consolidated statement of operations in the determination of the amount of net loss available to common shareholders.  The exercise price of the Warrant is $61.40 (as adjusted for subsequent stock dividends) and is exercisable at any time on or before December 5, 2018.  During the fourth quarter of 2013, United redeemed 75,000 shares of the Series B Preferred Stock and redeemed the remaining 105,000 shares in the first quarter of 2014.

Series D

On February 22, 2011, United entered into a Share Exchange Agreement with a third party who agreed to transfer United 1,551,126 shares of common stock in exchange for 16,613 shares of the company’s cumulative perpetual preferred stock, Series D (the “Series D Preferred Stock”), and warrants to purchase 1,551,126 shares of common stock with an exercise price of $12.50 per share.  The warrants were exercised in the fourth quarter of 2013, resulting in an increase of $19.4 million to shareholders’ equity.

On January 31, 2014, United delivered redemption notices to the holders of the Series D Preferred Stock in accordance with the optional redemption provisions of the Series D Preferred Stock notifying such holders of United’s intent to redeem all issued and outstanding shares of the Series D Preferred Stock on March 3, 2014.

(23)	Shareholders’ Equity

In 2007, the shareholders approved the Amended and Restated 2000 Key Employee Stock Option Plan (“2000 Plan”). Under the original terms of the 2000 Plan, awards of 500,000 options, restricted stock awards, stock awards, performance share awards or stock appreciation rights could be granted for shares of United’s common stock.  The plan has been subsequently amended to increase the number of shares available for grant.  Options granted under the 2000 Plan can have an exercise price no less than the fair market value at the date of grant.  The general terms of the 2000 Plan include a vesting period (usually four years) with an exercisable period not to exceed ten years.  Certain option and restricted stock grants provide for accelerated vesting if there is a change in control of United or certain other conditions are met (as defined in the plan document).  As of December 31, 2013, 552,000 additional awards could be granted under the 2000 Plan.  Through December 31, 2013, incentive stock options, nonqualified stock options, restricted stock and restricted stock unit awards, base salary stock grants and performance share awards had been granted under the 2000 Plan.

Certain acquired companies had stock option plans for their key employees with provisions similar to the 2000 Plan.  Options under acquired plans were converted at the effective exchange ratio for shares of United’s common stock.  No options are available for grant under any of the acquired plans.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(23)	Shareholders’ Equity, continued

Restricted stock and options outstanding and activity for the years ended December 31, 2013, 2012 and 2011 consisted of the following:

	Restricted Stock		Options
		Weighted		Weighted	Weighted
		Average		Average	Average	Aggregate
		Grant Date		Exercise	Remaining	Intrinsic
	Shares	Fair Value	Shares	Price	Term (Yrs.)	Value (000’s)
December 31, 2010	23,214	59.67	678,313	93.00
Granted	410,051	10.15	10,000	11.20
Exercised	(18,621)	26.77	—	—
Cancelled	—	—	(104,666)	76.87
December 31, 2011	414,644	12.19	583,647	94.48
Granted	200,612	8.73	—	—
Exercised	(114,673)	14.77	—	—
Cancelled	(14,999)	10.25	(101,119)	78.98
December 31, 2012	485,584	10.72	482,528	97.73
Granted	876,583	14.74	5,000	15.09
Exercised	(195,366)	13.16	—	—
Cancelled	(93,125)	8.78	(136,756)	94.37
December 31, 2013	1,073,676	13.73	350,772	97.87	3.30	$79
Vested / Exercisable at December 31, 2013	22,462	10.11	340,572	100.40	3.14	33

During 2013, 2012, and 2011 9,344 shares, 20,489 shares, and 10,140 shares, respectively, having a grant date fair value of $108,000, $172,000, and $86,000, respectively, were granted to certain executive officers over the course of the year as part of their base compensation with no restrictions or vesting requirement.  Those shares are included in the table above as granted and exercised within the same year.  The grant date fair value was included in compensation expense during 2013 and 2012.

The following is a summary of stock options outstanding at December 31, 2013:

Options Outstanding				Options Exercisable
		Weighted	Average		Weighted
Shares	Range	Average Price	Remaining Life	Shares	Average Price
16,823	$10.00 - 30.00	$13.92	7.98	6,623	$14.88
47,398	30.01 - 50.00	31.66	5.32	47,398	31.66
75,561	50.01 - 70.00	66.31	4.27	75,561	66.31
2,595	70.01 - 90.00	77.22	3.41	2,595	77.22
29,781	90.01 - 110.00	107.28	1.32	29,781	107.28
51,597	110.01 - 130.00	114.19	0.75	51,597	114.19
121,614	130.01 - 150.00	143.69	2.82	121,614	143.69
5,403	150.01 - 170.00	152.10	3.21	5,403	152.10
350,772	10.00 - 170.00	97.87	3.30	340,572	100.40

The weighted average fair value of options granted in 2013 and 2011 was $5.10 and $3.64 respectively.  No options were granted in 2012. The fair value of each option granted was estimated on the date of grant using the Black-Scholes model.  The decrease in United’s stock price through 2010 has rendered most of its outstanding options severely out of the money and potentially worthless to the grantee.  Therefore historical exercise patterns do not provide a reasonable basis for determining the expected life of new option grants.  United therefore uses the formula provided by the SEC in Staff Accounting Bulletin No 107 to determine the expected life of the options.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(23)	Shareholders’ Equity, continued

The weighted average assumptions used to determine the fair value of options are presented in the table below:

	2013	2012	2011
Expected volatility	30%	NA	33%
Expected dividend yield	0.0%	NA	0.0%
Expected life (in years)	6.25	NA	5.00
Risk free rate	2.0%	NA	2.1%

Compensation expense relating to options of $256,000 and $835,000, respectively, was included in earnings for 2012 and 2011.  For 2013, United recognized a credit to compensation expense of $51,000 due to forfeitures of unvested options which exceeded option expense for that year.  A deferred income tax benefit related to stock option expense of $99,000 and $325,000 was included in the determination of income tax expense in 2012 and 2011, respectively.  For 2013, United reversed previously recognized deferred taxes of $20,000 related to the forfeited options.  The amount of compensation expense for all periods was determined based on the fair value of options at the time of grant, multiplied by the number of options granted that were expected to vest, which was then amortized over the vesting period.  The forfeiture rate for options is estimated to be approximately 3% per year.  There were no options exercised during 2013, 2012 and 2011.

Compensation expense for restricted stock is based on the fair value of restricted stock awards at the time of grant, which is equal to the value of United’s common stock on the date of grant.  The value of restricted stock grants that are expected to vest is amortized into expense over the vesting period.  Compensation expense recognized in the consolidated statement of operations for restricted stock in 2013, 2012 and 2011 was $2.85 million, $1.66 million and $1.25 million, respectively.  The total intrinsic value of restricted stock at December 31, 2013 was approximately $19.1 million.

As of December 31, 2013, there was $12.2 million of unrecognized compensation cost related to nonvested stock options and restricted stock granted under the 2000 Plan.  The cost is expected to be recognized over a weighted-average period of 3.55 years.  The aggregate grant date fair value of options and restricted stock that vested during 2013 was $2.43 million.

United sponsors a Dividend Reinvestment and Stock Purchase Plan (“DRIP”) that allows participants who already own United’s common stock to purchase additional shares directly from the Company.  The DRIP also allows participants to automatically reinvest their quarterly dividends in additional shares of common stock without a commission.  The DRIP is currently suspended and no shares were issued in 2013 or 2012.  During 2011, 538 shares were issued in connection with the DRIP.

United’s 401(k) Plan regularly purchases shares of United’s common stock directly from United.  During 2013, 2012 and 2011, United’s 401(k) Plan purchased 48,996 shares, 86,350 shares and 372,363 shares, respectively, directly from United at the average of the high and low stock prices on the transaction dates.  In addition, United has an Employee Stock Purchase Program (“ESPP”) that allows eligible employees to purchase shares of common stock at a 5% discount, with no commission charges.  During 2013, 2012 and 2011 United issued 13,982 shares, 23,555 shares and 31,573 shares, respectively through the ESPP.

United offers its common stock as an investment option in its deferred compensation plan.  The common stock component is accounted for as an equity instrument and is reflected in the consolidated balance sheet as common stock issuable.  The deferred compensation plan does not allow for diversification once an election is made to invest in United stock and settlement must be accomplished in shares at the time the deferral period is completed.  At December 31, 2013 and 2012, United had 241,832 and 133,238 shares, respectively, of its common stock that was issuable under the deferred compensation plan.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(24)	Assets and Liabilities Measured at Fair Value

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

Securities Available-for-Sale

Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds, corporate debt securities and asset-backed securities and are valued based on observable inputs that include: quoted market prices for similar assets, quoted market prices that are not in an active market, or other inputs that are observable in the market and can be corroborated by observable market data for substantially the full term of the securities. Securities classified as Level 3 include asset-backed securities in less liquid markets. Securities classified as Level 3 are valued based on estimates obtained from broker-dealers.

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(24)	Assets and Liabilities Measured at Fair Value, continued

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

Although United has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of December 31, 2013, United had assessed the significance of the effect of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, United has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(24)	Assets and Liabilities Measured at Fair Value, continued

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The table below presents United’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and 2012, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

December 31, 2013	Level 1	Level 2	Level 3	Total
Assets:
Securities available-for-sale
State and political subdivisions	$—	$23,242	$—	$23,242
Mortgage-backed securities	—	1,145,347	—	1,145,347
Corporate bonds	—	249,946	350	250,296
Asset-backed securities	—	410,633	—	410,633
Other	—	2,699	—	2,699
Deferred compensation plan assets	3,496	—	—	3,496
Derivative financial instruments	—	23,833	—	23,833
Total assets	$3,496	$1,855,700	$350	$1,859,546
Liabilities:
Deferred compensation plan liability	$3,496	$—	$—	$3,496
Brokered certificates of deposit	—	173,657	—	173,657
Derivative financial instruments	—	46,233	—	46,233
Total liabilities	$3,496	$219,890	$—	$223,386

December 31, 2012	Level 1	Level 2	Level 3	Total
Assets:
Securities available-for-sale
State and political subdivisions	$—	$29,052	$—	$29,052
Mortgage-backed securities	—	1,428,502	—	1,428,502
Corporate bonds	—	163,312	350	163,662
Asset-backed securities	—	210,556	—	210,556
Other	—	2,821	—	2,821
Deferred compensation plan assets	3,101	—	—	3,101
Derivative financial instruments	—	658	—	658
Total assets	$3,101	$1,834,901	$350	$1,838,352
Liabilities:
Deferred compensation plan liability	$3,101	$—	$—	$3,101
Brokered certificates of deposit	—	154,641	—	154,641
Derivative financial instruments	—	12,543	—	12,543
Total liabilities	$3,101	$167,184	$—	$170,285

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(24)	Assets and Liabilities Measured at Fair Value, continued

Assets and Liabilities Measured at Fair Value on a Recurring Basis, continued

The following table shows a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs that are classified as level 3 values (in thousands):

	Securities Available-for-Sale
	2013	2012	2011
Balance at beginning of period	$350	$350	$5,284
Amounts included in earnings	—	—	(19)
Paydowns	—	—	(1,119)
Transfers between valuation levels, net	—	—	(3,796)
Balance at end of period	$350	$350	$350

In 2011, United transferred mortgage backed securities from Level 3 to Level 2.  These securities were recent purchases that had not been priced at the balance sheet date and amortized cost was assigned as the fair value.  In subsequent periods, the security was able to be priced based on objectively observable inputs based on similar assets.  There have been no other transfers between levels.

At December 31, 2013, United had two securities that have Level 3 valuations.  They are trust preferred securities in community banks that have shown deteriorating financial condition during the financial crisis, and both are currently deferring interest payments.  Since both investments are not actively traded, there is no recent trade activity upon which to assess value.  The values assigned to the investments are based on sales price estimates from brokers.  Both investments have a par amount of $1 million.  One was considered impaired in 2010 and was written down to $50,000 with a $950,000 impairment charge to earnings.  The other is carried at its original cost basis of $1 million with a $700,000 negative mark to fair value through other comprehensive income.  United does not consider this investment to be other-than-temporarily impaired, as the community bank was recapitalized by a private equity investment that management believes will result in full payment at maturity.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

United may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.  The table below presents United’s assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2013 and 2012, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

December 31, 2013	Level 1	Level 2	Level 3	Total
Assets:
Loans	$—	$—	$82,798	$82,798
Foreclosed properties	—	—	3,747	3,747
Total assets	$—	$—	$86,545	$86,545

December 31, 2012	Level 1	Level 2	Level 3	Total
Assets:
Loans	$—	$—	$165,751	$165,751
Foreclosed properties	—	—	14,788	14,788
Total assets	$—	$—	$180,539	$180,539

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

(24)	Assets and Liabilities Measured at Fair Value, continued

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

The short maturity of United’s assets and liabilities results in having a significant number of financial instruments whose fair value equals or closely approximates carrying value.  Such financial instruments are reported in the following balance sheet captions:  cash and cash equivalents, mortgage loans held for sale, and short-term borrowings.  The fair value of securities available-for-sale equals the balance sheet value.  Due to the short-term settlement of accrued interest receivable and payable, the carrying amount closely approximates fair value.

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

The carrying amount and fair values for other financial instruments that are not measured at fair value on a recurring basis in United’s balance sheet at December 31, 2013 and 2012 are as follows (in thousands):

	Carrying	Fair Value Level
December 31, 2013	Amount	Level 1	Level 2	Level 3	Total
Assets:
Securities held-to-maturity	$479,742	$—	$485,585	$—	$485,585
Loans, net	4,252,504	—	—	4,165,591	4,165,591
Mortgage loans held for sale	10,319	—	10,529	—	10,529
Liabilities:
Deposits	6,201,505	—	6,204,815	—	6,204,815
Federal Home Loan Bank advances	120,125	—	120,125	—	120,125
Long-term debt	129,865	—	—	130,262	130,262

December 31, 2012
Assets:
Securities held-to-maturity	$244,184	$—	$261,131	$—	$261,131
Loans, net	4,067,871	—	—	3,957,669	3,957,669
Mortgage loans held for sale	28,821	—	29,693	—	29,693
Liabilities:
Deposits	5,952,140	—	5,988,743	—	5,988,743
Federal Home Loan Bank advances	40,125	—	40,125	—	40,125
Long-term debt	124,805	—	—	118,626	118,626

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(25)	Condensed Financial Statements of United Community Banks, Inc. (Parent Only)

Statement of Operations
For the Years Ended December 31, 2013, 2012 and 2011

(in thousands)

	2013	2012	2011
Dividends from bank subsidiary	$50,000	$—	$—
Shared service fees from subsidiaries	6,764	6,714	7,646
Other	1,217	1,169	609
Total income	57,981	7,883	8,255
Interest expense	10,977	10,201	9,587
Other expense	8,658	8,717	9,367
Total expenses	19,635	18,918	18,954
Income tax benefit (expense)	24,862	398	(1,272)
Income (loss) before equity in undistributed loss of subsidiaries	63,208	(10,637)	(11,971)
Equity in undistributed earnings (loss) of subsidiaries	209,932	44,493	(214,775)
Net income (loss)	$273,140	$33,856	$(226,746)

Balance Sheet
As of December 31, 2013 and 2012

(in thousands)

	2013	2012
Assets
Cash	$36,338	$54,047
Investment in subsidiaries	869,665	655,934
Other assets	34,972	6,708
Total assets	$940,975	$716,689
Liabilities and Shareholders’ Equity

Long-term debt	$129,865	$124,805
Other liabilities	15,395	10,479
Total liabilities	145,260	135,284
Shareholders’ equity	795,715	581,405
Total liabilities and shareholders’ equity	$940,975	$716,689

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(25)	Condensed Financial Statements of United Community Banks, Inc. (Parent Only), continued

Statement of Cash Flows
For the Years Ended December 31, 2013, 2012 and 2011

(in thousands)

	2013	2012	2011
Operating activities:
Net income (loss)	$273,140	$33,856	$(226,746)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Equity in undistributed (earnings) loss of the subsidiaries	(209,932)	(44,493)	214,775
Depreciation, amortization and accretion	82	142	122
Stock-based compensation	3,045	1,976	2,144
Change in assets and liabilities:
Other assets	(29,168)	21,722	(3,604)
Other liabilities	5,682	(20,483)	6,590
Net cash provided by (used) in operating activities	42,849	(7,280)	(6,719)
Investing activities:
Investment in subsidiaries	—	—	(292,000)
Sales and paydowns of securities available for sale	586	—	—
Net cash provided by (used in) investing activities	586	—	(292,000)
Financing activities:
Repayment of subordinated notes	(35,000)	(30,500)	—
Proceeds from issuance of senior notes	40,000	35,000	—
Proceeds from issuance of common stock for dividend reinvestment and employee benefit plans	796	894	1,453
Proceeds from issuance of common and preferred stock, net of offering costs	—	—	361,560
Proceeds from penalty on incomplete private equity transaction	—	—	3,250
Proceeds from exercise of warrant	19,389	—	—
Retirement of preferred stock	(75,217)	—	—
Cash dividends on Series A preferred stock	(15)	(12)	(13)
Cash dividends on Series B preferred stock	(9,440)	(9,000)	(9,020)
Cash dividends on Series D preferred stock	(1,657)	(1,687)	(1,210)
Net cash (used in) provided by financing activities	(61,144)	(5,305)	356,020
Net change in cash	(17,709)	(12,585)	57,301
Cash at beginning of year	54,047	66,632	9,331
Cash at end of year	$36,338	$54,047	$66,632

(26)	Subsequent Events

On January 7, 2014, United entered into a credit agreement with Synovus Bank. The credit agreement provides for aggregate unsecured borrowings of up to $50 million at any time outstanding pursuant to a revolving line of credit that matures on January 7, 2017. Although the credit agreement is unsecured, United has agreed not to pledge its assets to any other creditors, including, without limitation, the stock of the Bank, subject to certain exceptions set forth in the credit agreement.

The credit agreement contains customary representations, warranties, covenants and events of default, including, without limitation, financial covenants requiring that United and the Bank each maintain a total risk-based capital ratio of 10.50% or greater, a tier 1 risk-based common capital ratio of 8.50% or greater, a tier 1 risk-based capital ratio of 8.50% or greater, a tier 1 leverage ratio of 7.25% or greater and maintain “well-capitalized” status at all times.

On January 10, 2014, United redeemed the remaining $105 million in outstanding Series B preferred stock at par plus accrued and unpaid dividends through the date of redemption. The redemption of the preferred stock was funded by a $69 million dividend from the Bank, $25 million drawn on the revolving line with Synovus Bank and cash on hand.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During the past two years, United did not have any disagreements with its accountants on any matters of accounting principles or practices or financial statement disclosure.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

United’s management, including the Chief Executive Officer and Chief Financial Officer, supervised and participated in an evaluation of the company’s disclosure controls and procedures as of December 31, 2013.

Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective in accumulating and communicating information to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosures of that information under the SEC’s rules and forms and that the disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified.

Changes in Internal Control Over Financial Reporting

No changes were made to United’s internal control over financial reporting during the fourth quarter of 2013 that materially affected, or are reasonably likely to materially affect, United’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

United’s management is responsible for establishing and maintaining adequate internal control over financial reporting.  Management’s assessment of the effectiveness of United’s internal control over financial reporting as of December 31, 2013 is included in Item 8 of this report under the heading “Management’s Report on Internal Control Over Financial Reporting.”

ITEM 9B.	OTHER INFORMATION.

There were no items required to be reported on Form 8-K during the fourth quarter of 2013 that were not reported on Form 8-K.

PART III

ITEM 10.          DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information contained under the headings “Information Regarding Nominees and Other Directors”, “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement to be used in connection with the solicitation of proxies for United’s 2014 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference.  Pursuant to instruction 3 to paragraph (b) of Item 401 of Regulation S-K, information relating to the executive officers of United is included in Item 1 of this report.

ITEM 11.          EXECUTIVE COMPENSATION.

The information contained under the heading “Compensation of Executive Officers and Directors” in the Proxy Statement to be used in connection with the solicitation of proxies for United’s 2014 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information contained under the heading “Principal and Management Shareholders” and the “Equity Compensation Plan Information” table in the Proxy Statement to be used in connection with the solicitation of proxies for United’s 2014 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference.  For purposes of determining the aggregate market value of United’s voting stock held by nonaffiliates, shares held by all directors and executive officers of United have been excluded.  The exclusion of such shares is not intended to, and shall not, constitute a determination as to which persons or entities may be “Affiliates” of United as defined by the SEC.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information contained under the heading “Corporate Governance – Certain Relationships and Related Transactions” in the Proxy Statement to be used in connection with the solicitation of proxies for United’s 2014 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference.

ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information contained under the heading “Other Matters – Independent Registered Public Accounting Firm” in the Proxy Statement to be used in connection with the solicitation of proxies for United’s 2014 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference.

PART IV

ITEM 15.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)          1.         Financial Statements.

      The following consolidated financial statements are located in Item 8 of this report:

   Report of Independent Registered Public Accounting Firm
Consolidated Statement of Operations - Years ended December 31, 2013, 2012, and 2011
Consolidated Balance Sheet - December 31, 2013 and 2012
Consolidated Statement of Changes in Shareholders’ Equity - Years ended December 31, 2013, 2012, and 2011
Consolidated Statement of Cash Flows - Years ended December 31, 2013, 2012, and 2011
Notes to Consolidated Financial Statements

2.        Financial Statement Schedules.

   Schedules to the consolidated financial statements are omitted, as the required information is not applicable.

3.        Exhibits.

   The following exhibits are required to be filed with this report by Item 601 of Regulation S-K:

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

4.3
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

4.4
Form of Summary of Rights for Tax Benefits Preservation Plan, dated as of February 22, 2011, by and between United Community Banks, Inc. and Illinois Stock Transfer Company (incorporated herein by reference to Exhibit 4.2 to United Community Banks, Inc.’s Current Report on Form 8-K, filed with the SEC on February 24, 2011).

10.1
United Community Banks, Inc.’s Profit Sharing Plan, amended and restated as of January 1, 2001 (incorporated herein by reference to Exhibit 4.3 to United Community Banks, Inc.’s Registration Statement on Form S-8, File No. 333-86876, filed with the SEC on April 24, 2002).*

10.2
Amendment No. 1 to United Community Banks, Inc.’s Profit Sharing Plan, dated as of March 15, 2002 (incorporated herein by reference to Exhibit 4.4 to United Community Banks, Inc.’s Registration Statement on Form S-8, File No. 333-86876, filed with the SEC on April 24, 2002).*

10.3
United Community Banks, Inc.’s 2000 Key Employee Stock Option Plan (incorporated herein by reference to Exhibit 10 to United Community Banks, Inc.’s Registration Statement on Form S-8, File No. 333-99849, filed with the SEC on September 19, 2002).*

10.4
Amendment to United Community Banks, Inc.’s 2000 Key Employee Stock Option Plan, dated March 5, 2004 (incorporated herein by reference to Exhibit 10.1 to United Community Banks, Inc.’s Registration Statement on Form S-4, File No. 333-118893, filed with the SEC on September 9, 2004).*

10.5
Split-Dollar Agreement between United Community Banks, Inc. and Jimmy C. Tallent dated June 1, 1994 (incorporated herein by reference to Exhibit 10.11 to United Community Banks, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1994, File No. 0-21656).*

10.6
Amendment Number 2 to United Community Banks, Inc. 2000 Key Employee Stock Option Plan, dated April 26, 2006 (incorporated herein by reference to Exhibit 10.1 to United Community Banks, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, File No. 000-21656, filed with the SEC on August 4, 2006).*

10.7
United Community Banks, Inc.’s Amended and Restated 2000 Key Employee Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to United Community Banks, Inc.’s Current Report on Form 8-K, File No. 000-21656, filed with the SEC on May 1, 2007).*

10.8
Form of Senior Executive Officer Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.3 to United Community Banks, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, File No. 000-21656, filed with the SEC on August 7, 2009).*

Exhibit No.	Exhibit

10.9
Form of Amended and Restated Change of Control Severance Agreement by and between United Community Banks, Inc. and Jimmy C. Tallent, H. Lynn Harton, Rex S. Schuette, David Shearrow, and Bill Gilbert (incorporated herein by reference to Exhibit 10.8 to United Community Banks, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 000-21656, filed with the SEC on February 27, 2009).*

10.10
United Community Banks, Inc.’s Amended and Restated Modified Retirement Plan, effective as of January 1, 2005 (incorporated herein by reference to Exhibit 10.10 to United Community Banks, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 000-21656, filed with the SEC on February 27, 2009).*

10.11
United Community Banks, Inc.’s Amended and Restated Deferred Compensation Plan, effective as of January 1, 2005 (incorporated herein by reference to Exhibit 10.11 to United Community Banks, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 000-21656, filed with the SEC on February 27, 2009).*

10.12
United Community Banks, Inc. Dividend Reinvestment and Share Purchase Plan (incorporated herein by reference to Exhibit 4 to United Community Banks, Inc.’s Registration Statement on Form S-3D, File No. 333-127477, filed with the SEC on August 12, 2005).*

10.13
United Community Banks, Inc. Employee Stock Purchase Plan, effective as of December 20, 2005 (incorporated herein by reference to Exhibit 4 to United Community Banks, Inc.’s Registration Statement on Form S-8, File No. 333-130489, filed with the SEC on December 20, 2005).*

10.14
Form of Senior Executive Officer Nonqualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.1 to United Community Banks, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, File No. 000-21656, filed with the SEC on August 7, 2009).*

10.15
Form of Executive Officer Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.2 to United Community Banks, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, File No. 000-21656, filed with the SEC on August 7, 2009).*

10.16
United Community Banks, Inc.’s Management Incentive Plan, effective as of January 1, 2007 (incorporated herein by reference to Exhibit 10.5 to United Community Banks, Inc.’s Current Report on Form 8-K, File No. 000-21656, filed with the SEC on May 1, 2007).*

10.17
Amendment No. 1 to United Community Banks, Inc.’s Amended and Restated 2000 Key Employee Stock Option Plan dated April 13, 2007 (incorporated herein by reference to Exhibit 10.1 to United Community Banks, Inc.’s Current Report on Form 8-K, File No. 000-21656, filed with the SEC on April 13, 2007).*

10.18
Investment Agreement, dated as of March 16, 2011, between United Community Banks, Inc. and Corsair Georgia, L.P. (incorporated herein by reference to Exhibit 10.1 to United Community Banks, Inc.’s Current Report on Form 8-K, File No. 001-35095, filed with the SEC on March 17, 2011).*

10.19
Form of Subscription Agreement, dated as of March 16, 2011, between United Community Banks, Inc. and each Additional Investor (incorporated herein by reference to Exhibit 10.2 to United Community Banks, Inc.’s Current Report on Form 8-K, File No. 001-35095, filed with the SEC on March 17, 2011).*

10.20
Employment Agreement, dated as of September 14, 2012, between United Community Bank and H. Lynn Harton (incorporated herein by reference to Exhibit 10.1 to United Community Banks, Inc.’s Current Report on Form 8-K, File No. 001-35095, filed with the SEC on September 19, 2012).*

Exhibit No.	Exhibit

10.21	Credit Agreement dated as of January 7, 2014, between United Community Banks, Inc. and Synovus Bank.

14
Code of Ethical Conduct (incorporated herein by reference to Exhibit 14 to United Community Banks, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 000-21656, filed with the SEC on March 8, 2004).

21	Subsidiaries of United.

23.1	Consent of Independent Registered Public Accounting Firm

23.2	Consent of Independent Registered Public Accounting Firm

24	Power of Attorney of certain officers and directors of United (included on Signature Page)

31.1	Certification by Jimmy C. Tallent, President and Chief Executive Officer of United Community Banks, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Rex S. Schuette, Executive Vice President and Chief Financial Officer of United Community Banks, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99	TARP Compliance Certification pursuant to 31 C.F.R. Section 30.15.

101.INS**	XBRL Report Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Label Linkbase Document

101.PRE**	XBRL Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K pursuant to Item 15(b) of Form 10-K.
**	Indicates furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, United has duly caused this annual report on Form 10-K, to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Blairsville, State of Georgia, on the 28th day of February, 2014.

UNITED COMMUNITY BANKS, INC.
(Registrant)

/s/ Jimmy C. Tallent	/s/ Rex S. Schuette
Jimmy C. Tallent	Rex S. Schuette
President, Chief Executive Officer and Director	Executive Vice President and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)

/s/ Alan H. Kumler
Alan H. Kumler
Senior Vice President, Controller and Chief Accounting
Officer
(Principal Accounting Officer)

POWER OF ATTORNEY AND SIGNATURES

Know all men by these presents, that each person whose signature appears below constitutes and appoints Jimmy C. Tallent and W.C. Nelson, Jr., or either of them, as attorney-in-fact, with each having the power of substitution, for him in any and all capacities, to sign any amendments to this annual report on Form 10-K and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of United and in the capacities set forth and on the 26th day of February, 2014.

/s/ Jimmy C. Tallent	/s/ Robert Blalock
Jimmy C. Tallent	Robert Blalock
President, Chief Executive Officer and Director	Director
(Principal Executive Officer)
/s/ L. Cathy Cox
/s/ Rex S. Schuette	L. Cathy Cox
Rex S. Schuette	Director
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)	/s/ Steven J. Goldstein
Steven J. Goldstein
/s/ Alan H. Kumler	Director
Alan H. Kumler
Senior Vice President, Controller and Chief Accounting	/s/ Thomas A. Richlovsky
Officer	Thomas A. Richlovsky
(Principal Accounting Officer)	Director

/s/ W.C. Nelson, Jr.	/s/ Tim Wallis
W. C. Nelson, Jr.	Tim Wallis
Chairman of the Board	Director

/s/ Clifford V. Brokaw
Clifford V. Brokaw
Director

EXHIBIT INDEX

Exhibit No.	Description

10.21	Credit Agreement dated as of January 7, 2014, between United Community Banks, Inc. and Synovus Bank.

21	Subsidiaries of United.

23.1	Consent of Independent Registered Public Accounting Firm.

23.2	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney of certain officers and directors of United (included on Signature Page).

31.1	Certification by Jimmy C. Tallent, President and Chief Executive Officer of United Community Banks, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Rex S. Schuette, Executive Vice President and Chief Financial Officer of United Community Banks, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99	TARP Compliance Certification pursuant to 31 C.F.R. Section 30.15.

